Form 10-K
period 2020-12-31
SOUTHERN CO; ALABAMA POWER CO; GEORGIA POWER CO; MISSISSIPPI POWER CO; SOUTHERN Co GAS; SOUTHERN POWER CO
filed 2021-02-18
CIK 92122, 3153, 41091, 66904, 1004155, 1160661

    Table of Contents                                Index to Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2020
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
(*)At December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

Registrant	Yes	No
The Southern Company	X
Alabama Power Company		X
Georgia Power Company		X
Mississippi Power Company		X
Southern Power Company		X
Southern Company Gas		X
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒ (Response applicable to all registrants.)
Aggregate market value of The Southern Company's common stock held by non-affiliates of The Southern Company at June 30, 2020: $54.8 billion. All of the common stock of the other registrants is held by The Southern Company. A description of each registrant's common stock follows:

Registrant	Description of Common Stock	Shares Outstanding at January 31, 2021
The Southern Company	Par Value $5 Per Share	1,056,609,660
Alabama Power Company	Par Value $40 Per Share	30,537,500
Georgia Power Company	Without Par Value	9,261,500
Mississippi Power Company	Without Par Value	1,121,000
Southern Power Company	Par Value $0.01 Per Share	1,000
Southern Company Gas	Par Value $0.01 Per Share	100
Documents incorporated by reference: specified portions of The Southern Company's Definitive Proxy Statement on Schedule 14A relating to the 2021 Annual Meeting of Stockholders are incorporated by reference into PART III. In addition, specified portions of Alabama Power Company's Definitive Proxy Statement on Schedule 14A relating to its 2021 Annual Meeting of Shareholders are incorporated by reference into PART III.
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

    Table of Contents                                Index to Financial Statements
i

    Table of Contents                                Index to Financial Statements
DEFINITIONS
When used in this Form 10-K, the following terms will have the meanings indicated.

Term	Meaning
2013 ARP	Alternate Rate Plan approved by the Georgia PSC in 2013 for Georgia Power for the years 2014 through 2016 and subsequently extended through 2019
2019 ARP	Alternate Rate Plan approved by the Georgia PSC in 2019 for Georgia Power for the years 2020 through 2022
AFUDC	Allowance for funds used during construction
Alabama Power	Alabama Power Company
AMEA	Alabama Municipal Electric Authority
Amended and Restated Loan Guarantee Agreement	Loan guarantee agreement entered into by Georgia Power with the DOE in 2014, as amended and restated in March 2019, under which the proceeds of borrowings may be used to reimburse Georgia Power for Eligible Project Costs incurred in connection with its construction of Plant Vogtle Units 3 and 4
AOCI	Accumulated other comprehensive income
ARO	Asset retirement obligation
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Atlanta Gas Light	Atlanta Gas Light Company, a wholly-owned subsidiary of Southern Company Gas
Atlantic Coast Pipeline	Atlantic Coast Pipeline, LLC, a joint venture to construct and operate a natural gas pipeline in which Southern Company Gas held a 5% interest through March 24, 2020
Bcf	Billion cubic feet
Bechtel	Bechtel Power Corporation, the primary contractor for the remaining construction activities for Plant Vogtle Units 3 and 4
Bechtel Agreement	The 2017 construction completion agreement between the Vogtle Owners and Bechtel
CCN	Certificate of convenience and necessity
CCR	Coal combustion residuals
CCR Rule	Disposal of Coal Combustion Residuals from Electric Utilities final rule published by the EPA in 2015
Chattanooga Gas	Chattanooga Gas Company, a wholly-owned subsidiary of Southern Company Gas
Clean Air Act	Clean Air Act Amendments of 1990
CO2	Carbon dioxide
COD	Commercial operation date
Contractor Settlement Agreement	The December 31, 2015 agreement between Westinghouse and the Vogtle Owners resolving disputes between the Vogtle Owners and the EPC Contractor under the Vogtle 3 and 4 Agreement
Cooperative Energy	Electric generation and transmission cooperative in Mississippi
COVID-19	The novel coronavirus disease declared a pandemic by the World Health Organization and the Centers for Disease Control and Prevention in March 2020
CPCN	Certificate of public convenience and necessity
CPP
Clean Power Plan, the final action published by the EPA in 2015 that established guidelines for states to develop plans to meet EPA-mandated CO2 emission rates or emission reduction goals for existing electric generating units

CWIP	Construction work in progress
Dalton	City of Dalton, Georgia, an incorporated municipality in the State of Georgia, acting by and through its Board of Water, Light, and Sinking Fund Commissioners
Dalton Pipeline	A pipeline facility in Georgia in which Southern Company Gas has a 50% undivided ownership interest
DOE	U.S. Department of Energy
DSGP	Diamond State Generation Partners
ECO Plan	Mississippi Power's environmental compliance overview plan

    Table of Contents                                Index to Financial Statements
DEFINITIONS
(continued)

Term	Meaning
Eligible Project Costs	Certain costs of construction relating to Plant Vogtle Units 3 and 4 that are eligible for financing under the loan guarantee program established under Title XVII of the Energy Policy Act of 2005
EMC	Electric membership corporation
EPA	U.S. Environmental Protection Agency
EPC Contractor	Westinghouse and its affiliate, WECTEC Global Project Services Inc.; the former engineering, procurement, and construction contractor for Plant Vogtle Units 3 and 4
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FFB	Federal Financing Bank
FFB Credit Facilities	Note purchase agreements among the DOE, Georgia Power, and the FFB and related promissory notes which provide for two multi-advance term loan facilities
Fitch	Fitch Ratings, Inc.
GAAP	U.S. generally accepted accounting principles
Georgia Power	Georgia Power Company
Georgia Power Tax Reform Settlement Agreement	A settlement agreement between Georgia Power and the staff of the Georgia PSC regarding the retail rate impact of the Tax Reform Legislation, as approved by the Georgia PSC in April 2018
GHG	Greenhouse gas
GRAM	Atlanta Gas Light's Georgia Rate Adjustment Mechanism
Guarantee Settlement Agreement	The June 9, 2017 settlement agreement between the Vogtle Owners and Toshiba related to certain payment obligations of the EPC Contractor guaranteed by Toshiba
Gulf Power	Gulf Power Company, until January 1, 2019 a wholly-owned subsidiary of Southern Company; effective January 1, 2021, Gulf Power Company merged with and into Florida Power and Light Company, with Florida Power and Light Company remaining as the surviving company
Heating Degree Days	A measure of weather, calculated when the average daily temperatures are less than 65 degrees Fahrenheit
Heating Season	The period from November through March when Southern Company Gas' natural gas usage and operating revenues are generally higher
HLBV	Hypothetical liquidation at book value
IBEW	International Brotherhood of Electrical Workers
IGCC	Integrated coal gasification combined cycle, the technology originally approved for Mississippi Power's Kemper County energy facility
IIC	Intercompany Interchange Contract
Illinois Commission	Illinois Commerce Commission
Internal Revenue Code	Internal Revenue Code of 1986, as amended
IPP	Independent power producer
IRP	Integrated resource plan
IRS	Internal Revenue Service
ITAAC	Inspections, Tests, Analyses, and Acceptance Criteria, standards established by the NRC
ITC	Investment tax credit
JEA	Jacksonville Electric Authority
Jefferson Island	Jefferson Island Storage and Hub, L.L.C, which owns a natural gas storage facility in Louisiana consisting of two salt dome caverns; a subsidiary of Southern Company Gas through December 1, 2020
KW	Kilowatt
KWH	Kilowatt-hour
LIBOR	London Interbank Offered Rate
LIFO	Last-in, first-out
LNG	Liquefied natural gas
LOCOM	Lower of weighted average cost or current market price

    Table of Contents                                Index to Financial Statements
DEFINITIONS
(continued)

Term	Meaning
LTSA	Long-term service agreement
Marketers	Marketers selling retail natural gas in Georgia and certificated by the Georgia PSC
MEAG Power	Municipal Electric Authority of Georgia
MGP	Manufactured gas plant
Mississippi Power	Mississippi Power Company
mmBtu	Million British thermal units
Moody's	Moody's Investors Service, Inc.
MPUS	Mississippi Public Utilities Staff
MRA	Municipal and Rural Associations
MW	Megawatt
MWH	Megawatt hour
natural gas distribution utilities	Southern Company Gas' natural gas distribution utilities (Nicor Gas, Atlanta Gas Light, Virginia Natural Gas, Elizabethtown Gas, Florida City Gas, Chattanooga Gas, and Elkton Gas through June 30, 2018) (Nicor Gas, Atlanta Gas Light, Virginia Natural Gas, and Chattanooga Gas after July 29, 2018)
NCCR	Georgia Power's Nuclear Construction Cost Recovery
NDR	Alabama Power's Natural Disaster Reserve
NextEra Energy	NextEra Energy, Inc.
Nicor Gas	Northern Illinois Gas Company, a wholly-owned subsidiary of Southern Company Gas
NOX	Nitrogen oxide
NRC	U.S. Nuclear Regulatory Commission
NYMEX	New York Mercantile Exchange, Inc.
NYSE	New York Stock Exchange
OCI	Other comprehensive income
OPC	Oglethorpe Power Corporation (an EMC)
OTC	Over-the-counter
PennEast Pipeline	PennEast Pipeline Company, LLC, a joint venture to construct and operate a natural gas pipeline in which Southern Company Gas has a 20% ownership interest
PEP	Mississippi Power's Performance Evaluation Plan
Pivotal Home Solutions	Nicor Energy Services Company, until June 4, 2018 a wholly-owned subsidiary of Southern Company Gas, doing business as Pivotal Home Solutions
Pivotal LNG	Pivotal LNG, Inc., through March 24, 2020, a wholly-owned subsidiary of Southern Company Gas
Pivotal Utility Holdings	Pivotal Utility Holdings, Inc., until July 29, 2018 a wholly-owned subsidiary of Southern Company Gas, doing business as Elizabethtown Gas (until July 1, 2018), Elkton Gas (until July 1, 2018), and Florida City Gas (until July 29, 2018)
PowerSecure	PowerSecure, Inc., a wholly-owned subsidiary of Southern Company
PowerSouth	PowerSouth Energy Cooperative
PPA	Power purchase agreements, as well as, for Southern Power, contracts for differences that provide the owner of a renewable facility a certain fixed price for the electricity sold to the grid
PRP	Pipeline Replacement Program, an Atlanta Gas Light infrastructure program through 2013
PSC	Public Service Commission
PTC	Production tax credit
Rate CNP	Alabama Power's Rate Certificated New Plant, consisting of Rate CNP New Plant, Rate CNP Compliance, and Rate CNP PPA
Rate ECR	Alabama Power's Rate Energy Cost Recovery
Rate NDR	Alabama Power's Rate Natural Disaster Reserve
Rate RSE	Alabama Power's Rate Stabilization and Equalization

    Table of Contents                                Index to Financial Statements
DEFINITIONS
(continued)

Term	Meaning
Registrants	Southern Company, Alabama Power, Georgia Power, Mississippi Power, Southern Power Company, and Southern Company Gas
RMP	Mississippi Power's Reserve Margin Plan
ROE	Return on equity
S&P	S&P Global Ratings, a division of S&P Global Inc.
SCS	Southern Company Services, Inc., the Southern Company system service company and a wholly-owned subsidiary of Southern Company
SEC	U.S. Securities and Exchange Commission
SEGCO	Southern Electric Generating Company, 50% owned by each of Alabama Power and Georgia Power
SEPA	Southeastern Power Administration
Sequent	Sequent Energy Management, L.P., a wholly-owned subsidiary of Southern Company Gas
SERC	Southeastern Electric Reliability Corporation
SNG	Southern Natural Gas Company, L.L.C., a pipeline system in which Southern Company Gas has a 50% ownership interest
SO2	Sulfur dioxide
Southern Company	The Southern Company
Southern Company Gas	Southern Company Gas and its subsidiaries
Southern Company Gas Capital	Southern Company Gas Capital Corporation, a 100%-owned subsidiary of Southern Company Gas
Southern Company power pool	The operating arrangement whereby the integrated generating resources of the traditional electric operating companies and Southern Power (excluding subsidiaries) are subject to joint commitment and dispatch in order to serve their combined load obligations
Southern Company system	Southern Company, the traditional electric operating companies, Southern Power, Southern Company Gas, SEGCO, Southern Nuclear, SCS, Southern Linc, PowerSecure, and other subsidiaries
Southern Holdings	Southern Company Holdings, Inc., a wholly-owned subsidiary of Southern Company
Southern Linc	Southern Communications Services, Inc., a wholly-owned subsidiary of Southern Company, doing business as Southern Linc
Southern Nuclear	Southern Nuclear Operating Company, Inc., a wholly-owned subsidiary of Southern Company
Southern Power	Southern Power Company and its subsidiaries
SouthStar	SouthStar Energy Services, LLC (a Marketer), a wholly-owned subsidiary of Southern Company Gas
SP Solar	SP Solar Holdings I, LP, a limited partnership indirectly owning substantially all of Southern Power's solar facilities, in which Southern Power has a 67% ownership interest
SP Wind	SP Wind Holdings II, LLC, a holding company owning a portfolio of eight operating wind facilities, in which Southern Power is the controlling partner in a tax equity arrangement
SRR	Mississippi Power's System Restoration Rider, a tariff for retail property damage cost recovery and reserve
Subsidiary Registrants	Alabama Power, Georgia Power, Mississippi Power, Southern Power, and Southern Company Gas
Tax Reform Legislation	The Tax Cuts and Jobs Act, which became effective on January 1, 2018
Toshiba	Toshiba Corporation, the parent company of Westinghouse
traditional electric operating companies	Alabama Power, Georgia Power, Gulf Power, and Mississippi Power through December 31, 2018; Alabama Power, Georgia Power, and Mississippi Power as of January 1, 2019
Triton	Triton Container Investments, LLC, an investment of Southern Company Gas through May 29, 2019
VCM	Vogtle Construction Monitoring
VIE	Variable interest entity
Virginia Commission	Virginia State Corporation Commission
Virginia Natural Gas	Virginia Natural Gas, Inc., a wholly-owned subsidiary of Southern Company Gas
v

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

    Table of Contents                                Index to Financial Statements
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This Annual Report on Form 10-K contains forward-looking statements. Forward-looking statements include, among other things, statements concerning the potential and expected effects of the COVID-19 pandemic, regulated rates, the strategic goals for the business, customer and sales growth, economic conditions, cost recovery and other rate actions, projected equity ratios, current and proposed environmental regulations and related compliance plans and estimated expenditures, GHG emissions reduction goals, pending or potential litigation matters, access to sources of capital, projections for the qualified pension plans, postretirement benefit plans, and nuclear decommissioning trust fund contributions, financing activities, completion dates and costs of construction projects, matters related to the abandonment of the Kemper IGCC, completion of announced acquisitions and dispositions, filings with state and federal regulatory authorities, federal and state income tax benefits, estimated sales and purchases under power sale and purchase agreements, and estimated construction plans and expenditures. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "could," "would," "should," "expects," "plans," "anticipates," "believes," "estimates," "projects," "predicts," "potential," or "continue" or the negative of these terms or other similar terminology. There are various factors that could cause actual results to differ materially from those suggested by the forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized. These factors include:

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
•transmission constraints;
•effects of inflation;
•the ability to control costs and avoid cost and schedule overruns during the development, construction, and operation of facilities or other projects, including Plant Vogtle Units 3 and 4 (which includes components based on new technology that only within the last few years began initial operation in the global nuclear industry at this scale) and Plant Barry Unit 8, due to current and future challenges which include, but are not limited to, changes in labor costs, availability, and productivity; challenges with management of contractors or vendors; subcontractor performance; adverse weather conditions; shortages, delays, increased costs, or inconsistent quality of equipment, materials, and labor; contractor or supplier delay; delays due to judicial or regulatory action; nonperformance under construction, operating, or other agreements; operational readiness, including specialized operator training and required site safety programs; engineering or design problems; design and other licensing-based compliance matters, including, for nuclear units, inspections and the timely submittal by Southern Nuclear of the ITAAC documentation for each unit and the related reviews and approvals by the NRC necessary to support NRC authorization to load fuel; challenges with start-up activities, including major equipment failure, or system integration; and/or operational performance; and challenges related to the COVID-19 pandemic;
•the ability to overcome or mitigate the current challenges at Plant Vogtle Units 3 and 4, as described in Note 2 to the financial statements under "Georgia Power – Nuclear Construction" in Item 8 herein, that could further impact the cost and schedule for the project;
•legal proceedings and regulatory approvals and actions related to construction projects, such as Plant Vogtle Units 3 and 4, Plant Barry Unit 8, and pipeline projects, including PSC approvals and FERC and NRC actions;
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
•advances in technology, including the pace and extent of development of low- to no-carbon energy technologies and negative carbon concepts;
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
•catastrophic events such as fires, earthquakes, explosions, floods, tornadoes, hurricanes and other storms, droughts, pandemic health events, political unrest, or other similar occurrences;
•the direct or indirect effects on the Southern Company system's business resulting from incidents affecting the U.S. electric grid, natural gas pipeline infrastructure, or operation of generating or storage resources;
•impairments of goodwill or long-lived assets;
•the effect of accounting pronouncements issued periodically by standard-setting bodies; and
•other factors discussed elsewhere herein and in other reports filed by the Registrants from time to time with the SEC.
The Registrants expressly disclaim any obligation to update any forward-looking statements.

    Table of Contents                                Index to Financial Statements
PART I
Item 1. BUSINESS
Southern Company is a holding company that owns all of the outstanding common stock of three traditional electric operating companies, Southern Power Company, and Southern Company Gas.
•The traditional electric operating companies – Alabama Power, Georgia Power, and Mississippi Power – are each operating public utility companies providing electric service to retail customers in three Southeastern states in addition to wholesale customers in the Southeast.
•Southern Power Company is also an operating public utility company. The term "Southern Power" when used herein refers to Southern Power Company and its subsidiaries, while the term "Southern Power Company" when used herein refers only to the Southern Power parent company. Southern Power develops, constructs, acquires, owns, and manages power generation assets, including renewable energy and battery energy storage projects, and sells electricity at market-based rates in the wholesale market.
•Southern Company Gas is an energy services holding company whose primary business is the distribution of natural gas in four states – Illinois, Georgia, Virginia, and Tennessee – through the natural gas distribution utilities. Southern Company Gas is also involved in several other businesses that are complementary to the distribution of natural gas.
Southern Company also owns all of the outstanding common stock or membership interests of SCS, Southern Linc, Southern Holdings, Southern Nuclear, PowerSecure, and other direct and indirect subsidiaries. SCS, the system service company, has contracted with Southern Company, each traditional electric operating company, Southern Power, Southern Company Gas, Southern Nuclear, SEGCO, and other subsidiaries to furnish, at direct or allocated cost and upon request, the following services: general executive and advisory, general and design engineering, operations, purchasing, accounting, finance, treasury, legal, tax, information technology, marketing, auditing, insurance and pension administration, human resources, systems and procedures, digital wireless communications, cellular tower space, and other services with respect to business and operations, construction management, and Southern Company power pool transactions. Southern Linc provides digital wireless communications for use by Southern Company and its subsidiary companies and also markets these services to the public and provides fiber optics services through its subsidiary, Southern Telecom, Inc. Southern Linc's system covers approximately 127,000 square miles in the Southeast. Southern Holdings is an intermediate holding company subsidiary, primarily for Southern Company's leveraged lease and other investments. Southern Nuclear operates and provides services to the Southern Company system's nuclear power plants and is currently managing construction of and developing Plant Vogtle Units 3 and 4, which are co-owned by Georgia Power. PowerSecure provides energy solutions to electric utilities and their customers in the areas of distributed generation, energy storage and renewables, and energy efficiency.
See "The Southern Company System" herein for additional information. Also see Note 15 to the financial statements in Item 8 herein for information regarding recent acquisition and disposition activity, including Southern Company's sale of Gulf Power. Segment information for Southern Company and Southern Company Gas is included in Note 16 to the financial statements in Item 8 herein.
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
Agreements in effect with principal neighboring utility systems provide for capacity and energy transactions that may be entered into from time to time for reasons related to reliability or economics. Additionally, the traditional electric operating companies have entered into various reliability agreements with certain neighboring utilities, each of which provides for the establishment and periodic review of principles and procedures for planning and operation of generation and transmission

    Table of Contents                                Index to Financial Statements
facilities, maintenance schedules, load retention programs, emergency operations, and other matters affecting the reliability of bulk power supply. The traditional electric operating companies have joined with other utilities in the Southeast to form the SERC to augment further the reliability and adequacy of bulk power supply. Through the SERC, the traditional electric operating companies are represented at the North American Electric Reliability Corporation. Southern Company recently joined a filing at the FERC proposing a Southeast Energy Exchange Market (SEEM) that includes many of the electric service providers in the Southeast. SEEM is an extension of the existing bilateral market where participants would use an automated, intra-hour energy exchange to buy and sell power close to the time the energy is consumed, utilizing available unreserved transmission. If approved by the FERC, SEEM is expected to begin service in early 2022. The ultimate outcome of this matter cannot be determined at this time.
The utility assets of the traditional electric operating companies and certain utility assets of Southern Power Company are operated as a single integrated electric system, or Southern Company power pool, pursuant to the IIC. Activities under the IIC are administered by SCS, which acts as agent for the traditional electric operating companies and Southern Power Company. The fundamental purpose of the Southern Company power pool is to provide for the coordinated operation of the electric facilities in an effort to achieve the maximum possible economies consistent with the highest practicable reliability of service. Subject to service requirements and other operating limitations, system resources are committed and controlled through the application of centralized economic dispatch. Under the IIC, each traditional electric operating company and Southern Power Company retains its lowest cost energy resources for the benefit of its own customers and delivers any excess energy to the Southern Company power pool for use in serving customers of other traditional electric operating companies or Southern Power Company or for sale by the Southern Company power pool to third parties. The IIC provides for the recovery of specified costs associated with the affiliated operations thereunder, as well as the proportionate sharing of costs and revenues resulting from Southern Company power pool transactions with third parties. In connection with the sale of former subsidiary Gulf Power in January 2019, an appendix was added to the IIC setting forth terms and conditions governing Gulf Power's continued participation in the IIC for a defined transition period that, subject to certain potential adjustments, is scheduled to end on January 1, 2024.
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
Southern Power
Southern Power develops, constructs, acquires, owns, and manages power generation assets, including renewable energy and battery energy storage projects, and sells electricity at market-based rates (under authority from the FERC) in the wholesale market. Southern Power seeks opportunities to execute its strategy to create value through various transactions including acquisitions, dispositions, and sales of partnership interests, development and construction of new generating facilities, and entry into PPAs, including contracts for differences that provide the owner of a renewable facility a certain fixed price for electricity sold to the grid, primarily with investor-owned utilities, IPPs, municipalities, electric cooperatives, and other load-serving entities, as well as commercial and industrial customers. The electricity from the natural gas generating facilities owned by Southern Power is primarily sold under long-term, fixed-price capacity PPAs both with unaffiliated wholesale purchasers as well as with the traditional electric operating companies. Southern Power has attempted to insulate itself from significant fuel supply, fuel transportation, and electric transmission risks by generally making such risks the responsibility of the counterparties to its PPAs. However, Southern Power's future earnings will depend on the parameters of the wholesale market and the efficient operation of its wholesale generating assets, as well as Southern Power's ability to execute its growth strategy and to develop and construct generating facilities. Southern Power's business activities are not subject to traditional state regulation like the traditional electric operating companies, but the majority of its business activities are subject to regulation by the FERC. For additional information on Southern Power's business activities, see MANAGEMENT'S DISCUSSION AND ANALYSIS – OVERVIEW – "Business Activities" in Item 7 herein.
Southern Power Company directly owns and manages generation assets primarily in the Southeast, which are included in the Southern Company power pool, and has various subsidiaries whose generation assets are not included in the Southern Company power pool. These subsidiaries were created to own, operate, and pursue natural gas and renewable generation facilities either wholly or in partnership with various third parties. At December 31, 2020, Southern Power's generation fleet, which is owned in part with various partners, totaled 11,920 MWs of nameplate capacity in commercial operation (including 4,540 MWs of nameplate capacity owned by its subsidiaries). See "Traditional Electric Operating Companies" herein for additional information on the Southern Company power pool.

    Table of Contents                                Index to Financial Statements
A majority of Southern Power's partnerships in renewable facilities allow for the sharing of cash distributions and tax benefits at differing percentages, with Southern Power being the controlling member and thus consolidating the assets and operations of the partnerships. At December 31, 2020, Southern Power had six tax-equity partnership arrangements where the tax-equity investors receive substantially all of the tax benefits from the facilities, including ITCs and PTCs. In addition, Southern Power holds controlling interests in eight partnerships in solar facilities through SP Solar. For seven of these solar partnerships, Southern Power and its 33% partner, Global Atlantic, are entitled to 51% of all cash distributions and the respective partner that holds the Class B membership interests is entitled to 49% of all cash distributions. For the Desert Stateline partnership, Southern Power and Global Atlantic are entitled to 66% of all cash distributions and the Class B member is entitled to 34% of all cash distributions. In addition, Southern Power and Global Atlantic are entitled to substantially all of the federal tax benefits with respect to these eight partnership entities.
See PROPERTIES in Item 2 herein and Note 15 to the financial statements under "Southern Power" in Item 8 herein for additional information regarding Southern Power's acquisitions, dispositions, construction, and development projects.
Southern Power calculates an investment coverage ratio for its generating assets, including those owned with various partners, based on the ratio of investment under contract to total investment using the respective generation facilities' net book value (or expected in-service value for facilities under construction) as the investment amount. With the inclusion of investments associated with the facilities currently under construction, as well as other capacity and energy contracts, Southern Power's average investment coverage ratio at December 31, 2020 was 94% through 2025 and 91% through 2030, with an average remaining contract duration of approximately 14 years. For the year ended December 31, 2020, approximately 69% of contracted MWs were with AAA to A- or equivalent rated counterparties, 21% were with BBB+ to BBB- or equivalent rated counterparties, and 8% were either with unrated entities that have ratemaking authority or those who have posted collateral to cover potential credit exposure.
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
Southern Company Gas
Southern Company Gas is an energy services holding company whose primary business is the distribution of natural gas through the natural gas distribution utilities. Southern Company Gas is also involved in several other businesses that are complementary to the distribution of natural gas, including gas pipeline investments, wholesale gas services, and gas marketing services. Southern Company Gas also has an "all other" non-reportable segment that includes segments below the quantitative threshold for separate disclosure, including storage operations and subsidiaries that fall below the quantitative threshold for separate disclosure. See Note 15 to the financial statements under "Southern Company Gas" in Item 8 herein for information regarding Southern Company Gas' dispositions during 2020.
Gas distribution operations, the largest segment of Southern Company Gas' business, operates, constructs, and maintains approximately 75,924 miles of natural gas pipelines and 14 storage facilities, with total capacity of 157 Bcf, to provide natural gas to residential, commercial, and industrial customers. Gas distribution operations serves approximately 4.3 million customers across four states.

    Table of Contents                                Index to Financial Statements
Gas pipeline investments primarily consists of joint ventures in natural gas pipeline investments including a 50% interest in SNG, a 20% ownership interest in the PennEast Pipeline project, and a 50% joint ownership interest in the Dalton Pipeline. These natural gas pipelines enable the provision of diverse sources of natural gas supplies to the customers of Southern Company Gas. SNG, the largest natural gas pipeline investment, is the owner of a 7,000-mile pipeline connecting natural gas supply basins in Texas, Louisiana, Mississippi, and Alabama to markets in Louisiana, Mississippi, Alabama, Florida, Georgia, South Carolina, and Tennessee. For additional information on Southern Company Gas's pipeline investments, see Notes 3 and 7 to the financial statements under "Other Matters – Southern Company Gas" and "Southern Company Gas," respectively, in Item 8 herein.
Wholesale gas services consists of Sequent and engages in natural gas storage and gas pipeline arbitrage and provides natural gas asset management and related logistical services to most of the natural gas distribution utilities as well as non-affiliate companies.
Gas marketing services is comprised of SouthStar, which serves approximately 666,000 natural gas commodity customers, markets gas to residential, commercial, and industrial customers, and offers energy-related products that provide natural gas price stability and utility bill management in competitive markets or markets that provide for customer choice.
Construction Programs
The subsidiary companies of Southern Company are engaged in continuous construction programs, including capital expenditures to accommodate existing and estimated future loads on their respective systems and to comply with environmental laws and regulations, as applicable. In 2021, the Southern Company system's construction program is expected to be apportioned approximately as follows:

	Southern Company system(a)(b)	Alabama Power(a)	Georgia Power	Mississippi Power
	(in billions)
New generation	$1.5	$0.2	$1.3	$—
Environmental compliance(c)	0.1	0.1	—	—
Generation maintenance	0.9	0.4	0.4	0.1
Transmission	1.0	0.4	0.6	0.1
Distribution	1.5	0.5	1.0	0.1
Nuclear fuel	0.2	0.1	0.2	—
General plant	0.5	0.3	0.3	—
	5.9	1.9	3.8	0.3
Southern Power(d)	0.7
Southern Company Gas(e)	1.5
Other subsidiaries	0.1
Total(a)	$8.2	$1.9	$3.8	$0.3
(a)Totals may not add due to rounding.
(b)Includes the Subsidiary Registrants, as well as other subsidiaries.
(c)Reflects cost estimates for environmental laws and regulations. These estimated expenditures do not include any potential compliance costs associated with any future regulation of CO2 emissions from fossil fuel-fired electric generating units or costs associated with closure and monitoring of ash ponds and landfills in accordance with the CCR Rule and the related state rules. See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters" and FINANCIAL CONDITION AND LIQUIDITY – "Cash Requirements" in Item 7 herein for additional information. No material capital expenditures are expected for non-environmental government regulations.
(d)Does not include approximately $0.5 billion for planned acquisitions and placeholder growth, which may vary materially due to market opportunities and Southern Power's ability to execute its growth strategy.
(e)Includes costs for ongoing capital projects associated with infrastructure improvement programs for certain natural gas distribution utilities that have been previously approved by their applicable state regulatory agencies. See Note 2 to the financial statements under "Southern Company Gas" in Item 8 herein for additional information.
The construction programs are subject to periodic review and revision, and actual construction costs may vary from these estimates because of numerous factors. See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Cash Requirements" in Item 7 herein for additional information, including estimated construction and environmental expenditures for the years 2022 through 2025.

    Table of Contents                                Index to Financial Statements
Also see MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters" in Item 7 herein for additional information with respect to certain existing and proposed environmental requirements and PROPERTIES – "Electric – Jointly-Owned Facilities" and – "Natural Gas – Jointly-Owned Properties" in Item 2 herein and Note 5 to the financial statements under "Joint Ownership Agreements" in Item 8 herein for additional information concerning the Registrants' joint ownership of certain facilities.
Financing Programs
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY in Item 7 herein and Note 8 to the financial statements in Item 8 herein for information concerning financing programs.
Fuel Supply
Electric
The traditional electric operating companies' and SEGCO's supply of electricity is primarily fueled by natural gas and coal. Southern Power's supply of electricity is primarily fueled by natural gas. See MANAGEMENT'S DISCUSSION AND ANALYSIS – RESULTS OF OPERATION – "Southern Company – Electricity Business – Fuel and Purchased Power Expenses" and MANAGEMENT'S DISCUSSION AND ANALYSIS – RESULTS OF OPERATION under "Fuel and Purchased Power Expenses" for each of the traditional electric operating companies in Item 7 herein for information regarding the electricity generated and the average cost of fuel in cents per net KWH generated for the years 2019 and 2020.
SCS, acting on behalf of the traditional electric operating companies and Southern Power Company, has agreements in place for the natural gas burn requirements of the Southern Company system. For 2021, SCS has contracted for 574 Bcf of natural gas supply under agreements with remaining terms up to 13 years. In addition to natural gas supply, SCS has contracts in place for both firm natural gas transportation and storage. Management believes these contracts provide sufficient natural gas supplies, transportation, and storage to ensure normal operations of the Southern Company system's natural gas generating units.
The traditional electric operating companies have agreements in place from which they expect to receive substantially all of their 2021 coal burn requirements. These agreements have terms ranging between one and three years. Fuel procurement specifications, emission allowances, environmental control systems, and fuel changes have allowed the traditional electric operating companies to remain within limits set by applicable environmental regulations. As new environmental regulations are proposed that impact the utilization of coal, the traditional electric operating companies' fuel mix will be monitored to help ensure compliance with applicable laws and regulations. Additionally, Southern Company and the traditional electric operating companies will continue to evaluate the need to purchase additional emissions allowances, the timing of capital expenditures for environmental control equipment, and potential unit retirements and replacements. See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters" in Item 7 herein for additional information.
Alabama Power and Georgia Power have multiple contracts covering their nuclear fuel needs for uranium, conversion services, enrichment services, and fuel fabrication with remaining terms ranging from one to 14 years. Management believes suppliers have sufficient nuclear fuel production capability to permit normal operation of the Southern Company system's nuclear generating units. Alabama Power and Georgia Power also have contracts with the United States, acting through the DOE, that provide for the permanent disposal of spent nuclear fuel. The DOE failed to begin disposing of spent fuel in 1998, as required by the contracts, and Alabama Power and Georgia Power have pursued and are pursuing legal remedies against the government for breach of contract. See Note 3 to the financial statements under "Nuclear Fuel Disposal Costs" in Item 8 herein for additional information.
Changes in fuel prices to the traditional electric operating companies are generally reflected in fuel adjustment clauses contained in rate schedules. See "Rate Matters – Rate Structure and Cost Recovery Plans" herein for additional information. Southern Power's natural gas PPAs generally provide that the counterparty is responsible for substantially all of the cost of fuel.
Natural Gas
Advances in natural gas drilling in shale producing regions of the United States have resulted in historically high supplies of natural gas and low prices for natural gas. Procurement plans for natural gas supply and transportation to serve regulated utility customers are reviewed and approved by the regulatory agencies in the states where Southern Company Gas operates. Southern Company Gas purchases natural gas supplies in the open market by contracting with producers and marketers and, for the natural gas distribution utilities other than Nicor Gas, from its wholly-owned subsidiary, Sequent, under asset management agreements approved by the applicable state regulatory agency. Southern Company Gas also contracts for transportation and storage services from interstate pipelines that are regulated by the FERC. When firm pipeline services are temporarily not needed, Southern Company Gas may release the services in the secondary market under FERC-approved capacity release

    Table of Contents                                Index to Financial Statements
provisions or utilize asset management arrangements, thereby reducing the net cost of natural gas charged to customers for most of the natural gas distribution utilities. Peak-use requirements are met through utilization of company-owned storage facilities, pipeline transportation capacity, purchased storage services, peaking facilities, and other supply sources, arranged by either transportation customers or Southern Company Gas.
Territory Served by the Southern Company System
Traditional Electric Operating Companies and Southern Power
The territory in which the traditional electric operating companies provide retail electric service comprises most of the states of Alabama and Georgia, together with southeastern Mississippi. In this territory there are non-affiliated electric distribution systems that obtain some or all of their power requirements either directly or indirectly from the traditional electric operating companies. As of December 31, 2020, the territory had an area of approximately 116,000 square miles and an estimated population of approximately 16 million. Southern Power sells wholesale electricity at market-based rates across various U.S. utility markets, primarily to investor-owned utilities, IPPs, municipalities, and other load-serving entities, as well as commercial and industrial customers.
Alabama Power is engaged, within the State of Alabama, in the generation, transmission, distribution, and purchase of electricity and the sale of electric service, at retail in approximately 400 cities and towns (including Anniston, Birmingham, Gadsden, Mobile, Montgomery, and Tuscaloosa), as well as in rural areas, and at wholesale to 11 municipally-owned electric distribution systems, all of which are served indirectly through sales to AMEA, and two rural distributing cooperative associations. The sales contract with AMEA is scheduled to expire on December 31, 2025. Alabama Power owns coal reserves near its Plant Gorgas site and uses their output in its generating plants. In addition, Alabama Power sells, and cooperates with dealers in promoting the sale of, electric appliances and products and also markets and sells outdoor lighting services.
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
The following table provides the number of retail customers served by customer classification for the traditional electric operating companies at December 31, 2020:

	Alabama Power	Georgia Power	Mississippi Power	Total(*)
	(in thousands)
Residential	1,290	2,296	156	3,741
Commercial	200	319	34	553
Industrial	6	11	—	17
Other	1	10	—	11
Total(*)	1,497	2,635	190	4,322
(*)Totals may not add due to rounding.
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
As of December 31, 2020, there were approximately 62 electric cooperative distribution systems operating in the territories in which the traditional electric operating companies provide electric service at retail or wholesale.
PowerSouth is a generating and transmitting cooperative selling power to several distributing cooperatives, municipal systems, and other customers in south Alabama. As of December 31, 2020, PowerSouth owned generating units with more than 2,000 MWs of nameplate capacity, including an undivided 8.16% ownership interest in Alabama Power's Plant Miller Units 1 and 2.

    Table of Contents                                Index to Financial Statements
See PROPERTIES – "Jointly-Owned Facilities" in Item 2 herein and Note 5 to the financial statements under "Joint Ownership Agreements" in Item 8 herein for additional information.
Alabama Power has system supply agreements with PowerSouth to provide 200 MWs of year-round capacity service through January 31, 2024 and 200 MWs of winter-only capacity service through December 31, 2023. In August 2019, Alabama Power agreed to provide PowerSouth an additional 100 MWs of year-round capacity service from November 1, 2020 through February 28, 2023, with the option to extend through May 31, 2023. Alabama Power also has a separate agreement with PowerSouth involving interconnection between their systems. The delivery of capacity and energy from PowerSouth to certain distributing cooperatives in the service territory of Alabama Power is governed by the Southern Company/PowerSouth Network Transmission Service Agreement. The rates for this service to PowerSouth are on file with the FERC.
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
As of December 31, 2020, there were approximately 72 municipally-owned electric distribution systems operating in the territory in which the traditional electric operating companies provide electric service at retail or wholesale.
As of December 31, 2020, 48 municipally-owned electric distribution systems and one county-owned system received their requirements through MEAG Power. MEAG Power serves these requirements from self-owned generation facilities, some of which are jointly-owned with Georgia Power, and purchases from other resources. MEAG Power also has a pseudo scheduling and services agreement with Georgia Power. Dalton serves its requirements from self-owned generation facilities, some of which are jointly-owned with Georgia Power, and through purchases from Southern Power through a service agreement. See PROPERTIES – "Jointly-Owned Facilities" in Item 2 herein and Note 5 to the financial statements under "Joint Ownership Agreements" in Item 8 herein for additional information.
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
Southern Company Gas
Southern Company Gas is engaged in the distribution of natural gas in four states through the natural gas distribution utilities. The natural gas distribution utilities construct, manage, and maintain intrastate natural gas pipelines and distribution facilities. Details of the natural gas distribution utilities at December 31, 2020 are as follows:

Utility	State	Number of customers	Approximate miles of pipe
		(in thousands)
Nicor Gas	Illinois	2,255	34.4
Atlanta Gas Light	Georgia	1,675	34.0
Virginia Natural Gas	Virginia	309	5.8
Chattanooga Gas	Tennessee	69	1.7
Total		4,308	75.9

    Table of Contents                                Index to Financial Statements
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
As of December 31, 2020, Alabama Power had cogeneration contracts in effect with seven industrial customers. Under the terms of these contracts, Alabama Power purchases excess energy generated by such companies. During 2020, Alabama Power purchased approximately 107 million KWHs from such companies at a cost of $3 million.
As of December 31, 2020, Georgia Power had contracts in effect to purchase generation from 36 small IPPs. During 2020, Georgia Power purchased 4.5 billion KWHs from such companies at a cost of $253 million. Georgia Power also has PPAs for electricity with five cogeneration facilities. Payments are subject to reductions for failure to meet minimum capacity output. During 2020, Georgia Power purchased 416 million KWHs at a cost of $34 million from these facilities.
As of December 31, 2020, Mississippi Power had a cogeneration agreement in effect with one of its industrial customers. Under the terms of this contract, Mississippi Power purchases any excess generation. During 2020, Mississippi Power did not make any such purchases.
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

    Table of Contents                                Index to Financial Statements
Customer demand for natural gas could be affected by numerous factors, including:
•changes in the availability or price of natural gas and other forms of energy;
•general economic conditions;
•energy conservation, including state-supported energy efficiency programs;
•legislation and regulations;
•the cost and capability to convert from natural gas to alternative energy products; and
•technological changes resulting in displacement or replacement of natural gas appliances.
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
Seasonality and Demand
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
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "General" and – RESULTS OF OPERATIONS – "Southern Company Gas – Seasonality of Results" in Item 7 herein for information regarding trends in market demand for electricity and natural gas and the impact of seasonality on Southern Company Gas' business, respectively.
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
Alabama Power and Georgia Power are also subject to the provisions of the Federal Power Act or the earlier Federal Water Power Act applicable to licensees with respect to their hydroelectric developments. As of December 31, 2020, among the hydroelectric projects subject to licensing by the FERC are 14 existing Alabama Power generating stations having an aggregate installed capacity of 1.7 million KWs and 17 existing Georgia Power generating stations and one generating station partially owned by Georgia Power, with a combined aggregate installed capacity of 1.1 million KWs.
In 2013, the FERC issued a new 30-year license to Alabama Power for Alabama Power's seven hydroelectric developments on the Coosa River (Weiss, Henry, Logan Martin, Lay, Mitchell, Jordan, and Bouldin). Alabama Power filed a petition requesting rehearing of the FERC order granting the relicense seeking revisions to several conditions of the license. In 2016, the FERC issued an order granting in part and denying in part Alabama Power's rehearing request. American Rivers and Alabama Rivers Alliance also filed multiple appeals of the FERC's 2013 order for the new 30-year license and, in 2018, the U.S. Court of Appeals for the District of Columbia Circuit vacated the order and remanded the proceeding to the FERC. Alabama Power continues to operate the Coosa River developments under annual licenses issued by the FERC. The ultimate outcome of this matter cannot be determined at this time.

    Table of Contents                                Index to Financial Statements
In 2020, Alabama Power continued the process of developing an application to relicense the Harris Dam project on the Tallapoosa River, which is expected to be filed with the FERC by November 30, 2021. The current Harris Dam project license will expire on November 30, 2023.
In 2020, the FERC issued a new 40-year license to Georgia Power for the Wallace Dam project on the Oconee River. In 2018, Georgia Power filed a Notice of Intent to relicense the Lloyd Shoals project on the Ocmulgee River. The application to relicense the Lloyd Shoals project is expected to be filed with the FERC by December 31, 2021. The current Lloyd Shoals project license will expire on December 31, 2023. Also in 2018, Georgia Power filed applications to surrender the Langdale and Riverview hydroelectric projects on the Chattahoochee River upon their license expirations on December 31, 2023. Both projects together represent 1,520 KWs of Georgia Power's hydro fleet capacity.
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
See Notes 3 and 6 to the financial statements under "Nuclear Insurance" and "Nuclear Decommissioning," respectively, in Item 8 herein for additional information.
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

    Table of Contents                                Index to Financial Statements
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
See Note 2 to the financial statements in Item 8 herein for a discussion of rate matters and certain cost recovery mechanisms. Also see "Integrated Resource Planning" herein for additional information.
The traditional electric operating companies and Southern Power Company and certain of its generation subsidiaries are authorized by the FERC to sell power to non-affiliates, including short-term opportunity sales, at market-based prices. Specific FERC approval must be obtained with respect to a market-based contract with an affiliate.
Mississippi Power provides service under long-term contracts with rural electric cooperative associations and a municipality located in southeastern Mississippi under full requirements cost-based electric tariffs, which are subject to regulation by the FERC. The contracts with these wholesale customers represented 15.3% of Mississippi Power's total operating revenues in 2020 and are generally subject to 10-year rolling cancellation notices. Historically, these wholesale customers have acted as a group and any changes in contractual relationships for one customer are likely to be followed by the other wholesale customers.
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
With the exception of Atlanta Gas Light, the earnings of the natural gas distribution utilities can be affected by customer consumption patterns that are largely a function of weather conditions and price levels for natural gas. The natural gas distribution utilities have weather or revenue normalization mechanisms that mitigate revenue fluctuations from customer consumption changes. Atlanta Gas Light operates in a deregulated environment in which Marketers rather than a traditional utility sell natural gas to end-use customers and earns revenue by charging rates to its customers based primarily on monthly fixed charges that are set by the Georgia PSC.
In addition to natural gas cost recovery mechanisms, other cost recovery mechanisms and regulatory riders, which vary by utility, allow recovery of certain costs, such as those related to infrastructure replacement programs as well as environmental remediation, energy efficiency plans, and bad debts.
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
Alabama Power
Triennially, Alabama Power provides an IRP report to the Alabama PSC. This report overviews Alabama Power's resource planning process and contains information that serves as the foundation for certain decisions affecting Alabama Power's portfolio of supply-side and demand-side resources. The IRP report facilitates Alabama Power's ability to provide reliable and cost-effective electric service to customers, while accounting for the risks and uncertainties inherent in planning for resources sufficient to meet expected customer demand. Under State of Alabama law, a CCN must be obtained from the Alabama PSC before Alabama Power constructs any new generating facility, unless such construction is an ordinary extension of an existing

    Table of Contents                                Index to Financial Statements
system in the usual course of business. See Note 2 to the financial statements under "Alabama Power – Petition for Certificate of Convenience and Necessity" in Item 8 herein for additional information.
Georgia Power
Triennially, Georgia Power must file an IRP with the Georgia PSC that specifies how it intends to meet the future electric service needs of its customers through a combination of demand-side and supply-side resources. The Georgia PSC, under state law, must certify any new demand-side or supply-side resources for Georgia Power to receive cost recovery. Once certified, the lesser of actual or certified construction costs and purchased power costs is recoverable through rates. Certified costs may be excluded from recovery only on the basis of fraud, concealment, failure to disclose a material fact, imprudence, or criminal misconduct. See Note 2 to the financial statements under "Georgia Power – Rate Plans." Also see Note 2 to the financial statements under and "Georgia Power – Nuclear Construction" in Item 8 herein for additional information on the Georgia Nuclear Energy Financing Act and the Georgia PSC certification of Plant Vogtle Units 3 and 4, which allow Georgia Power to recover certain financing costs for construction of Plant Vogtle Units 3 and 4.
Mississippi Power
In November 2019, the Mississippi PSC established the Integrated Resource Planning and Reporting Rule (IRP Rule), which is intended to allow electric utilities the flexibility to formulate long-term plans to best meet the needs of their customers through a combination of demand-side and supply-side resources and considering transmission needs. The IRP Rule establishes reporting requirements that include the triennial filing of an IRP, with supply-side updates midway through the three-year cycle, and an annual report on energy delivery improvements. The IRP filing is not intended to supplant or replace the Mississippi PSC's existing regulatory processes for petition and approval of CPCNs for new generating resources. Mississippi Power will file its first triennial IRP in compliance with the IRP Rule in April 2021.
See Note 2 to the financial statements under "Mississippi Power – Reserve Margin Plan" in Item 8 herein for information regarding an order issued by the Mississippi PSC on December 17, 2020 requiring Mississippi Power to incorporate into its 2021 IRP a schedule of early or anticipated retirement of 950 MWs of fossil-steam generation by year-end 2027 to reduce Mississippi Power's excess reserve margin.
Human Capital
Southern Company system management is committed to attracting, developing, and retaining a sustainable workforce and aims to foster a diverse, equitable, inclusive, and innovative culture. The Southern Company system's values – safety first, unquestionable trust, superior performance, and total commitment – guide behavior. The Southern Company system had approximately 27,700 employees on its payroll at December 31, 2020 comprised of the following:

At December 31, 2020(*)
Alabama Power	6,200
Georgia Power	6,700
Mississippi Power	1,000
Southern Power	400
Southern Company Gas	4,500
SCS	3,800
Southern Nuclear	4,000
PowerSecure and other	1,100
Total Southern Company system	27,700
(*)Numbers are rounded to 100s.
All Southern Company system employees are located within the United States. Part-time employees represent less than 1% of total employees.
Southern Company system management values a diverse, equitable, and inclusive workforce. Southern Company's subsidiaries have policies, programs, and processes to help ensure that all groups are represented, included, and fairly treated across all job levels. The Southern Company Board of Directors and management believe that diversity is important to provide different perspectives on risk, business strategy, and innovation. Southern Company management leads the Southern Company system's diversity, equity, and inclusion initiatives and employee recruitment, retention, and development efforts. The Board, principally through its Compensation and Management Succession Committee, oversees these efforts. At December 31, 2020, people of color and women represented 28% and 25%, respectively, of the Southern Company system's workforce.

    Table of Contents                                Index to Financial Statements
Southern Company system management recognizes the importance of attracting and retaining an appropriately qualified workforce. Southern Company system management uses a variety of strategies to attract and retain talent, including working with high schools, technical schools, universities, and military installations to fill many entry-level positions. The recruiting strategy also includes partnerships with professional associations and local communities to recruit mid-career talent. The addition of external hires augments the existing workforce to meet changing business needs, address any critical skill gaps, and supplement and diversify the Southern Company system's talent pipeline.
The Southern Company system supports the well-being of its employees through a total rewards strategy with three measurable categories: physical, financial, and emotional well-being. The Southern Company system provides competitive salaries, annual incentive awards for nearly all employees, and health, welfare, and retirement benefits. The Southern Company system has a qualified defined benefit, trusteed pension plan and a qualified defined contribution, trusteed 401(k) plan which provides a competitive company matching contribution. Substantially all Southern Company system employees are eligible to participate in these plans. There are differences between the pension plan benefit formulas based on when and by which subsidiary an employee is hired. See Note 11 to the financial statements for additional information. At December 31, 2020, the average age of the Southern Company system employees was 45 and the average tenure with the Southern Company system was 15 years. Turnover rate, calculated as the percent of employees that terminated employment with the Southern Company system, including voluntary and involuntary terminations and retirements, divided by total employees, was 5.7%.
Southern Company system management is committed to developing talent and helping employees succeed by providing development opportunities along with purposeful people moves as part of individual development plans and succession planning processes. The Southern Company system has multiple development programs, including programs targeted toward all employees, high potential employees, first-level managers, managers of managers, and executives. Additionally, Southern Company system management strives to deliver consistent needs-based training and solutions as workplace needs evolve.
Southern Company system management believes the safety of employees and customers is paramount. The Southern Company system seeks to meet or exceed applicable laws and regulations while continually improving its safety technologies and processes. The Southern Company System Safety and Health Council, which includes leaders from each Registrant, works collectively across the Southern Company system to provide safety leadership, share learning, work collaboratively to address safety-related issues, and govern the consistency of safety programs. The safety programs are focused on the prevention and elimination of life-altering events, serious injuries, and fatalities. These programs include continuous process improvements to put critical controls in place to prevent serious injuries, promote learning, and implement appropriate corrective actions. In 2020, the Southern Company system had a serious injury rate of 0.10, which represent the number of incidents per 100 employees (calculated by taking the number of serious injuries multiplied by 200,000 workhours and divided by the total employee workhours during the year). A serious injury is one that is life-threatening or life-changing for the employee. Serious injury examples, as defined by applicable safety regulators, include fatalities, amputations, trauma to organs, certain bone fractures, severe burns, and eye injuries.
Since the onset of the COVID-19 pandemic in early 2020, the Southern Company system has continued to provide essential services to customers while protecting employees, customers, and communities by implementing applicable business continuity plans, including teleworking, canceling nonessential business travel, increasing cleaning frequency at business locations, implementing applicable safety and health guidelines issued by federal, state, and local officials, and establishing protocols for required work on customer premises. To date, these procedures have been effective in maintaining the Southern Company system's critical operations, while also emphasizing employee, customer, and community safety.
The Southern Company system also has longstanding relationships with labor unions. The traditional electric operating companies, Southern Nuclear, and the natural gas distribution utilities have separate agreements with local unions of the IBEW, which generally apply to operating, maintenance, and construction employees. These agreements cover wages, benefits, terms of the pension plans, working conditions, and procedures for handling grievances and arbitration. The Southern Company system also partners with the IBEW to provide training programs to develop technical skills and career opportunities.
At December 31, 2020, approximately 32% of Southern Company system employees were covered by agreements with unions, with agreements expiring between 2021 and 2025. Negotiations related to the agreement expiring in 2021 are expected to commence later in the first quarter 2021.

    Table of Contents                                Index to Financial Statements
Item 1A. RISK FACTORS
In addition to the other information in this Form 10-K, including MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL in Item 7, and other documents filed by Southern Company and/or its subsidiaries with the SEC from time to time, the following factors should be carefully considered in evaluating Southern Company and its subsidiaries. Such factors could affect actual results and cause results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, Southern Company and/or its subsidiaries. The risk factors discussed below could adversely affect a Registrant's results of operations, financial condition, liquidity, and cash flow.
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
The traditional electric operating companies and the natural gas distribution utilities seek to recover their costs, including compliance costs (including a reasonable return on invested capital), through their retail rates, which must be approved by the applicable state PSC or other applicable state regulatory agency. Such regulators, in a future rate proceeding, may alter the timing or amount of certain costs for which recovery is allowed or modify the current authorized rate of return. Rate refunds may also be required. Additionally, the rates charged to wholesale customers by the traditional electric operating companies and by Southern Power and the rates charged to natural gas transportation customers by Southern Company Gas' pipeline investments and for some of its storage assets must be approved by the FERC. Changes to Southern Power's and the traditional electric operating companies' ability to conduct business pursuant to FERC market-based rate authority could affect these entities' wholesale rates. Also, a small percentage of transmission revenues are collected through wholesale electric tariffs but the majority are collected through retail rates, and transmission planning could be impacted by FERC policy changes.
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
The Southern Company system's operations are regulated by state and federal environmental agencies through a variety of laws and regulations governing air, GHGs, water, land, and other natural resources. Compliance with existing environmental requirements involves significant capital and operating costs including the settlement of AROs, a major portion of which is expected to be recovered through retail and wholesale rates. There is no assurance, however, that all such costs will be recovered. The Registrants expect future compliance expenditures will continue to be significant.
The EPA has adopted and is implementing regulations governing air and GHG emissions under the Clean Air Act and water quality under the Clean Water Act. The EPA and certain states have also adopted and continue to propose regulations governing the disposal of CCR, including coal ash and gypsum, in landfills and surface impoundments at active generating power plants. The cost estimates for AROs related to the disposal of CCR are based on information using various assumptions related to closure and post-closure costs, timing of future cash outlays, inflation and discount rates, and the potential compliance methods. The traditional electric operating companies will continue to periodically update their ARO cost estimates.
Additionally, environmental laws and regulations covering the handling and disposal of waste and release of hazardous substances could require the Southern Company system to incur substantial costs to clean up affected sites, including certain current and former operating sites, and locations subject to contractual obligations.
Litigation over environmental issues and claims of various types, including property damage, personal injury, and citizen enforcement of environmental requirements has occurred throughout the U.S. This litigation has included, but is not limited to, claims for damages alleged to have been caused by CO2 and other emissions, CCR, releases of regulated substances, and alleged exposure to regulated substances, and/or requests for injunctive relief in connection with such matters.
Compliance with any new or revised environmental laws or regulations could affect many areas of operations for the Southern Company system. The Southern Company system's ultimate environmental compliance strategy and future environmental

    Table of Contents                                Index to Financial Statements
expenditures will depend on various factors, such as state adoption and implementation of requirements, the availability and cost of any deployed control technology, fuel prices, and the outcome of pending and/or future legal challenges. Compliance costs may result from the installation of additional environmental controls, closure and monitoring of CCR facilities, unit retirements, operational changes, or changing fuel sources for certain existing units, as well as related upgrades to the Southern Company system's transmission and distribution (electric and natural gas) systems. Environmental compliance spending over the next several years may differ materially from the amounts estimated and could adversely affect the Registrants if such costs cannot continue to be recovered on a timely basis. Further, increased costs that are recovered through regulated rates could contribute to reduced demand for electricity and natural gas. Additionally, many commercial and industrial customers may also be affected by existing and future environmental requirements, which for some may have the potential to reduce their demand for electricity or natural gas.
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
Because natural gas is a fossil fuel with lower carbon content relative to other fossil fuels, future GHG constraints, including, but not limited to, the imposition of a carbon tax, may create additional demand for natural gas, both for production of electricity and direct use in homes and businesses. However, such demand may be tempered by legislation limiting the use of natural gas in certain situations, such as new construction. Future GHG constraints designed to minimize emissions from natural gas could likewise result in increased costs to the Southern Company system and affect the demand for natural gas as well as the prices charged to customers and the competitive position of natural gas.
Southern Company has established an intermediate goal of a 50% reduction in carbon emissions from 2007 levels by 2030 and a long-term goal of net zero emissions by 2050. Achievement of these goals is dependent on many factors, including natural gas prices and the pace and extent of development and deployment of low- to no-carbon energy technologies and negative carbon concepts. The strategy to achieve these goals also relies on continuing to pursue a diverse portfolio including low-carbon and carbon-free resources and energy efficiency resources; continuing research and development with a particular focus on technologies that lower GHG emissions including methods of removing carbon from the atmosphere; and constructively engaging with policymakers, regulators, investors, customers, and other stakeholders to support outcomes leading to a net zero future.
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters – Global Climate Issues" in Item 7 herein for additional information.
OPERATIONAL RISKS
The financial performance of Southern Company and its subsidiaries may be adversely affected if the subsidiaries are unable to successfully operate their facilities or perform certain corporate functions.
The financial performance of Southern Company and its subsidiaries depends on the successful operation of the electric generation, transmission, and distribution facilities, natural gas distribution and storage facilities, and distributed generation storage technologies and the successful performance of necessary corporate functions. There are many risks that could affect these operations and performance of corporate functions, including operator error or failure of equipment or processes, accidents, operating limitations that may be imposed by environmental or other regulatory requirements or in connection with joint owner arrangements, labor disputes, physical attacks, fuel or material supply interruptions and/or shortages, transmission disruption or capacity constraints, including with respect to the Southern Company system's and third parties' transmission, storage, and transportation facilities, compliance with mandatory reliability standards, including mandatory cyber security standards, implementation of new technologies, technology system failures, cyber intrusions, environmental events, such as spills or releases, and catastrophic events such as fires, earthquakes, explosions, floods, tornadoes, hurricanes and other storms, droughts, pandemic health events, political unrest, or other similar occurrences.
Operation of nuclear facilities involves inherent risks, including environmental, safety, health, regulatory, natural disasters, cyber intrusions or physical attacks, and financial risks, that could result in fines or the closure of the nuclear units owned by Alabama Power or Georgia Power and which may present potential exposures in excess of insurance coverage.
Alabama Power owns, and contracts for the operation of, two nuclear units and Georgia Power holds undivided interests in, and contracts for the operation of, four existing nuclear units. The six existing units are operated by Southern Nuclear and

    Table of Contents                                Index to Financial Statements
represented approximately 27% of the total KWHs generated by each of Alabama Power and Georgia Power in the year ended December 31, 2020. In addition, Southern Nuclear, on behalf of Georgia Power and the other Vogtle Owners, is managing the construction of Plant Vogtle Units 3 and 4. Nuclear facilities are subject to environmental, safety, health, operational, and financial risks such as: the potential harmful effects on the environment and human health and safety resulting from a release of radioactive materials; uncertainties with respect to the ability to dispose of spent nuclear fuel and the need for longer term on-site storage; uncertainties with respect to the technological and financial aspects of decommissioning nuclear plants at the end of licensed lives and the ability to maintain and anticipate adequate capital reserves for decommissioning; limitations on the amounts and types of insurance commercially available to cover losses that might arise in connection with any nuclear operations; and significant capital expenditures relating to maintenance, operation, security, and repair of these facilities.
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
Transporting and storing natural gas involve risks that may result in accidents and other operating risks and costs.
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
Physical attacks, both threatened and actual, could impact the ability of the Subsidiary Registrants to operate.
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
Despite the implementation of robust security measures, all assets are potentially vulnerable to disability, failures, or unauthorized access due to human error, natural disasters, technological failure, or internal or external physical attacks. If assets were to fail, be physically damaged, or be breached and were not restored in a timely manner, the affected Subsidiary Registrant may be unable to fulfill critical business functions, which would cause reputational damage. Insurance may not be adequate to cover any associated losses.
An information security incident, including a cybersecurity breach, or the failure of, or inability to remotely access, one or more key technology systems, networks, or processes could impact the ability of the Registrants to operate.
The Subsidiary Registrants operate in highly regulated industries that require the continued operation of sophisticated technology systems and network infrastructure, which are part of interconnected systems. Because of the critical nature of the infrastructure and the technology systems' inherent vulnerability to disability or failures due to hacking, viruses, denial of service, ransomware, acts of war or terrorism, or other types of data security breaches, the Southern Company system faces a heightened risk of cyberattack. There have been attacks and threats of attacks on energy infrastructure by cyber actors, including those associated with foreign governments. The Registrants and their third-party vendors have been subject, and will likely continue to be subject, to attempts to gain unauthorized access to their technology systems and confidential data or to attempts to disrupt utility and related business operations. While there have been immaterial incidents of phishing, unauthorized access to technology systems, financial fraud, and disruption of remote access across the Southern Company system, there has

    Table of Contents                                Index to Financial Statements
been no material impact on business or operations from these attacks. However, the Registrants cannot guarantee that security efforts will detect or prevent breaches, operational incidents, or other breakdowns of technology systems and network infrastructure and cannot provide any assurance that such incidents will not have a material adverse effect in the future.
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
Internal or external cyber attacks may inhibit the affected Registrant's ability to fulfill critical business functions, compromise sensitive and other data, and cause reputational damage. Any cyber breach or theft, damage, or improper disclosure of sensitive electronic data may also subject the affected Registrant to penalties and claims from regulators or other third parties. Insurance may not be adequate to cover any associated losses.
The Southern Company system may not be able to obtain adequate natural gas, fuel supplies, and other resources required to operate the traditional electric operating companies' and Southern Power's electric generating plants or serve Southern Company Gas' natural gas customers.
SCS, on behalf of the traditional electric operating companies and Southern Power, purchases fuel for the Southern Company system's generation fleet from a diverse set of suppliers. Southern Company Gas' primary business is the distribution of natural gas through the natural gas distribution utilities. Natural gas is delivered daily from different regions of the country. This daily supply is complemented by natural gas supplies stored in third party storage locations. To deliver this daily supply and storage, the Southern Company system has firm transportation capacity contracted with third party interstate pipelines. Disruption in the supply and/or delivery of fuel as a result of matters such as transportation delays, weather, labor relations, force majeure events, or environmental regulations affecting fuel suppliers could limit the ability of the traditional electric operating companies and Southern Power to operate certain facilities, which could result in higher fuel and operating costs, and the ability of Southern Company Gas to serve its natural gas customers.
The Southern Company system has become more dependent upon natural gas as a fuel source for its power generation needs, which not only has the potential to impact the traditional electric operating companies' and Southern Power's costs of generation but the costs of purchased power as well. The robust growth in supply over the last several years has allowed natural gas prices, for the most part, to remain below $3 per mmBtu; however, prices continue to be very volatile. With the majority of natural gas production being from shale gas formations, any limitation on shale gas production would be expected to have a material impact on the supply availability as well as the cost of natural gas. In addition, new demand, in particular exports to Mexico and those from LNG facilities, has grown significantly and is having greater impact on the traditional electric operating companies' and Southern Power's natural gas markets.
The traditional electric operating companies are also dependent on coal, and related coal supply contracts, for a portion of their electric generating capacity. The counterparties to coal supply contracts may not fulfill their obligations to supply coal because of financial or technical problems. In addition, the suppliers may be delayed in supplying or may not be required to supply coal under certain circumstances, such as in the event of a natural disaster. If the traditional electric operating companies are unable to obtain their contracted coal requirements, they may be required to purchase their coal requirements at higher prices, and these increased costs may not be recoverable through rates.
In addition to fuel supply, the traditional electric operating companies and Southern Power also need adequate access to water, which is drawn from nearby sources, to aid in the production of electricity returned to its source after use. Any impact to their water resources could also limit the ability of the traditional electric operating companies and Southern Power to operate certain facilities, which could result in higher fuel and operating costs.
The revenues of Southern Company, the traditional electric operating companies, and Southern Power depend in part on sales under PPAs, the success of which depend on PPA counterparties performing their obligations, Southern Company subsidiaries satisfying minimum requirements under the PPAs, and renewal or replacement of the PPAs for the related generating capacity.
Most of Southern Power's generating capacity has been sold to purchasers under PPAs. Southern Power's top three customers, Southern California Edison, Georgia Power, and Duke Energy Corporation accounted for 9.4%, 8.0%, and 6.7%, respectively, of Southern Power's total revenues for the year ended December 31, 2020. The traditional electric operating companies have entered into PPAs with non-affiliated parties.
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

    Table of Contents                                Index to Financial Statements
Additionally, neither Southern Power nor any traditional electric operating company can predict whether the PPAs will be renewed at the end of their respective terms or on what terms any renewals may be made. The failure of a Southern Company subsidiary to satisfy minimum operational or availability requirements under these PPAs, including PPAs related to fuel cell technology and/or renewable projects, including projects under construction, could result in payment of damages or termination of the PPAs.
The asset management arrangements between Southern Company Gas' wholesale gas services and its customers, including the natural gas distribution utilities, may not be renewed or may be renewed at lower levels.
Southern Company Gas' wholesale gas services currently manages the storage and transportation assets of the natural gas distribution utilities (except Nicor Gas) as well as certain non-affiliated customers. Southern Company Gas' wholesale gas services has a concentration of credit risk in 20 of its counterparties for services it provides.
The profits earned from the management of affiliate assets are shared with the respective affiliate's customers (and for Atlanta Gas Light with the Georgia PSC's Universal Service Fund), except for Chattanooga Gas where wholesale gas services are provided under annual fixed-fee agreements. These asset management agreements are subject to regulatory approval.
These asset management agreements may not be renewed at the end of their respective terms or may be renewed with less favorable terms. Additionally, sustained low natural gas prices could reduce the demand for these types of asset management arrangements.
Increased competition from other companies that supply energy or generation and storage technologies and changes in customer demand for energy could negatively impact Southern Company and its subsidiaries.
The traditional electric operating companies operate under a business model that invests capital to serve customers and recovers those investments and earns a return for investors through state regulation. Southern Power's business model is primarily focused on investing capital or building energy assets to serve creditworthy counterparties using a bilateral contract model. A key premise of these business models is that generating power at power plants achieves economies of scale and produces power at a competitive cost.
New technologies such as distributed energy resources and microgrids and increased customer demand for sustainable assets could change the type of assets constructed and/or the methods for cost recovery. Advances in these technologies or changes in laws or regulations could reduce the cost of distributed generation storage technologies or other alternative methods of producing power to a level that is competitive with that of most power generation production or result in smaller-scale, more fuel efficient, and/or more cost effective distributed generation that allows for increased self-generation by customers. Broader use of distributed generation by retail energy customers may also result from customers' changing perceptions of the merits of utilizing existing generation technology or tax or other economic incentives. Additionally, a state PSC or legislature may modify certain aspects of the traditional electric operating companies' business as a result of these advances in technology.
It is also possible that rapid advances in power generation technology could reduce the value of the current electric generating facilities owned by the traditional electric operating companies and Southern Power. Changes in technology could also alter the channels through which electric customers buy or utilize power.
Southern Company Gas' business is dependent on natural gas prices remaining competitive as compared to other forms of energy. Southern Company Gas' gas marketing services segment also is affected by competition from other energy marketers providing similar services in Southern Company Gas' unregulated service territories, most notably in Illinois and Georgia. Southern Company Gas' wholesale gas services competes for sales with national and regional full-service energy providers, energy merchants and producers, and pipelines based on the ability to aggregate competitively-priced commodities with transportation and storage capacity. Southern Company Gas competes with natural gas facilities in the Gulf Coast region of the U.S., where the majority of the existing and proposed high deliverability salt-dome natural gas storage facilities in North America are located.
If new technologies become cost competitive and achieve sufficient scale, the market share of the Subsidiary Registrants could be eroded, and the value of their respective electric generating facilities or natural gas distribution and storage facilities could be reduced. Additionally, these technology and customer-induced changes to the electric generation business models could change the risk profile of the Southern Company system's historical capital investments. Southern Company Gas' market share could be reduced if Southern Company Gas cannot remain price competitive in its unregulated markets.
The Subsidiary Registrants are subject to workforce factors that could affect operations.
The Southern Company system must attract, train, and retain a workforce to meet current and future needs. Events such as an aging workforce without appropriate replacements, mismatch of skill sets to future needs, or unavailability of contract resources may lead to operating challenges such as lack of resources, loss of knowledge, and a lengthy time period associated with skill development, including workforce needs associated with major construction projects and ongoing operations. The Southern

    Table of Contents                                Index to Financial Statements
Company system's costs, including costs for contractors to replace employees, productivity costs, and safety costs, may rise. Failure to hire and adequately obtain replacement employees, including the ability to transfer significant internal historical knowledge and expertise to the new employees, or the future availability and cost of contract labor may adversely affect Southern Company and its subsidiaries' ability to manage and operate their businesses.
The Registrants are subject to risks related to the COVID-19 pandemic, including, but not limited to, disruption to the construction of Plant Vogtle Units 3 and 4 for Southern Company and Georgia Power.
COVID-19 has been declared a pandemic by the World Health Organization and the Centers for Disease Control and Prevention and has spread globally, including throughout the United States. In response, most jurisdictions, including in the United States, initially instituted restrictions on travel, public gatherings, and non-essential business operations. While some jurisdictions, including some in the Southern Company system's service territory, have relaxed some of these restrictions, many of these restrictions remain and there is no guarantee restrictions will not be reimposed in the future. These restrictions have significantly disrupted economic activity in the service territories of the traditional electric operating companies and the natural gas distribution utilities and caused volatility in capital markets at certain periods during 2020. For example, retail electric revenues have declined slightly compared to 2019, as discussed further in RESULTS OF OPERATIONS – "Southern Company – Electricity Business" in Item 7 herein. In addition, the traditional electric operating companies and the natural gas distribution utilities temporarily suspended disconnections for non-payment by customers and waived late fees for certain periods. The effects of the continued COVID-19 pandemic and related global, federal, state, and local responses could include extended disruptions to supply chains and capital markets, further reduced labor availability and productivity, and a prolonged reduction in economic activity. These effects could have a variety of adverse impacts on the Registrants, including, but not limited to, continued reduced demand for energy, particularly from commercial and industrial customers, impairment of goodwill or long-lived assets, reductions in investments recorded at fair value, and further impairment of the ability of the Registrants to develop, construct, and operate facilities, including electric generation, transmission, and distribution assets, to perform necessary corporate and customer service functions, and to access funds from financial institutions and capital markets. In addition, the COVID-19 pandemic could cause delays or cancellations of regulatory proceedings.
The effects of the COVID-19 pandemic also could further disrupt or delay construction, testing, supervisory, and support activities at Plant Vogtle Units 3 and 4, as discussed in Note 2 to the financial statements under "Georgia Power – Nuclear Construction" in Item 8 herein.
CONSTRUCTION RISKS
The Registrants have incurred and may incur additional costs or delays in the construction of new plants or other facilities and may not be able to recover their investments. Also, existing facilities of the Subsidiary Registrants require ongoing expenditures, including those to meet AROs and other environmental standards and goals.
General
The businesses of the Registrants require substantial expenditures for investments in new facilities as well as capital improvements, including transmission, distribution, and generation facilities for the traditional electric operating companies, generation facilities for Southern Power, and capital improvements to natural gas distribution and storage facilities for Southern Company Gas. These expenditures also include those to settle AROs and meet environmental standards and goals. The traditional electric operating companies and Southern Power are in the process of constructing new generating facilities and adding environmental modifications to certain existing generating facilities. The traditional electric operating companies also are in the process of closing ash ponds to comply with the CCR Rule and, where applicable, state CCR rules. Southern Company Gas is replacing certain pipelines in its natural gas distribution system and is involved in certain gas pipeline construction projects. The Southern Company system intends to continue its strategy of developing and constructing new electric generating facilities, expanding and improving the electric transmission and electric and natural gas distribution systems, and undertaking projects to comply with environmental laws and regulations. These projects are long term in nature and in some cases may include the development and construction of facilities with designs that have not been finalized or previously constructed.
The completion of these types of projects without delays or significant cost overruns is subject to substantial risks that have occurred or may occur, including labor costs, availability, and productivity; challenges with managing contractors and/or vendors; subcontractor performance; adverse weather conditions or natural disasters; contractor and/or vendor delays, increased costs, shortages, or inconsistent quality of equipment, materials, and labor; delays due to judicial or regulatory action; nonperformance under construction, operating, or other agreements; operational readiness, including specialized operator training and required site safety programs; engineering or design problems; design and other licensing-based compliance matters; additional negative impacts of the COVID-19 pandemic or future pandemic health events; work stoppages; challenges with start-up activities (including major equipment failure or system integration) and/or operational performance; continued public and policymaker support for projects; environmental and geological conditions; delays or increased costs to interconnect

    Table of Contents                                Index to Financial Statements
facilities to transmission grids; and increased financing costs as a result of changes in market interest rates or as a result of project delays.
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
In addition, partnership and joint ownership agreements may provide partners or co-owners with certain decision-making authority in connection with projects under construction, including rights to cause the cancellation of a construction project under certain circumstances. Any failure by a partner or co-owner to perform its obligations under the applicable agreements could have a material negative impact on the applicable project under construction. Southern Company Gas is a minority investor in the joint venture constructing the PennEast Pipeline project, Southern Power participates in partnership agreements with respect to a majority of its renewable energy projects, and Georgia Power jointly owns Plant Vogtle Units 3 and 4 with other co-owners. See Note 5 to the financial statements under "Joint Ownership Agreements" in Item 8 herein for additional information regarding other jointly-owned facilities.
If construction projects are not completed according to specification, a Registrant may incur liabilities and suffer reduced plant efficiency, higher operating costs, and reduced net income. Furthermore, construction delays associated with renewable projects could result in the loss of otherwise available tax credits and incentives.
Even if a construction project (including a joint venture construction project) is completed, the total costs may be higher than estimated and may not be recoverable through regulated rates, if applicable. In addition, construction delays and contractor performance shortfalls can result in the loss of revenues. The largest construction project currently underway in the Southern Company system is Plant Vogtle Units 3 and 4. Southern Company and Georgia Power recorded total pre-tax charges to income of $1.4 billion ($1.0 billion after tax) through December 31, 2020 to reflect Georgia Power's revised estimate to complete construction and start-up of Plant Vogtle Units 3 and 4. See Note 2 to the financial statements under "Georgia Power – Nuclear Construction" in Item 8 herein for information regarding Plant Vogtle Units 3 and 4. Also see Note 3 to the financial statements under "Other Matters – Southern Company Gas – PennEast Pipeline Project" in Item 8 herein for information regarding the PennEast Pipeline project and Note 2 to the financial statements under "Alabama Power – Petition for Certificate of Convenience and Necessity" in Item 8 herein for information regarding Alabama Power's construction of Plant Barry Unit 8.
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
Southern Company Gas' significant investments in pipelines and the PennEast Pipeline project involve financial and execution risks.
Southern Company Gas has made significant investments in existing pipelines and the PennEast Pipeline project. Many of the existing pipelines are, and, when completed, the PennEast Pipeline project will be, operated by third parties. If one of these agents fails to perform in a proper manner, the value of the investment could decline and Southern Company Gas could lose part or all of its investment. In addition, Southern Company Gas is required to fulfill capital obligations to pipeline joint ventures.
With respect to the PennEast Pipeline project, Southern Company Gas will rely on its joint venture partners for construction management and will not exercise direct control over the process. The PennEast Pipeline project is dependent on contractors for the successful and timely completion of the project. Further, the development of the PennEast Pipeline involves numerous regulatory, environmental, construction, safety, political, and legal uncertainties and may require the expenditure of significant amounts of capital. This project may not be completed on schedule, at the budgeted cost, or at all. There may be cost overruns and construction difficulties that cause Southern Company Gas' capital expenditures to exceed its initial expectations. See Note 3 to the financial statements under "Other Matters – Southern Company Gas – PennEast Pipeline Project" in Item 8 herein for information regarding this project.
FINANCIAL, ECONOMIC, AND MARKET RISKS
The electric generation and energy marketing operations of the traditional electric operating companies and Southern Power and the natural gas operations of Southern Company Gas are subject to changes in energy prices and fuel costs.
The generation, energy marketing, and natural gas operations of the Southern Company system are subject to changes in energy prices and fuel costs, which could increase the cost of producing power, decrease the amount received from the sale of energy, and/or make electric generating facilities less competitive. The market prices for these commodities may fluctuate significantly

    Table of Contents                                Index to Financial Statements
over relatively short periods of time as a result of changes in supply and/or demand, which could increase the expenses and/or reduce the revenues of the Registrants. For the traditional electric operating companies and Southern Company Gas' regulated gas distribution operations, such impacts may not be fully recoverable through rates.
The traditional electric operating companies and Southern Company Gas from time to time have experienced and may continue to experience underrecovered fuel and/or purchased gas cost balances. While the traditional electric operating companies and Southern Company Gas are generally authorized to recover fuel and/or purchased gas costs through cost recovery clauses, recovery may be delayed or may be denied if costs are deemed to be imprudently incurred.
The Registrants are subject to risks associated with a changing economic environment, customer behaviors, including increased energy conservation, and adoption patterns of technologies by the customers of the Subsidiary Registrants.
The consumption and use of energy are linked to economic activity. This relationship is affected over time by changes in the economy, customer behaviors, and technologies. Any economic downturn could negatively impact customer growth and usage per customer. Additionally, any economic downturn or disruption of financial markets, both nationally and internationally, could negatively affect the financial stability of customers and counterparties of the Subsidiary Registrants.
Outside of economic disruptions, changes in customer behaviors in response to energy efficiency programs, changing conditions and preferences, legislation, or changes in the adoption of technologies could affect the relationship of economic activity to the consumption of energy. For example, some cities in the United States have banned the use of natural gas in new construction.
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
In addition, the adoption of technology by customers can have both positive and negative impacts on sales. Many new technologies utilize less energy than in the past. However, electric and natural gas technologies such as electric and natural gas vehicles can create additional demand. The Southern Company system uses best available methods and experience to incorporate the effects of changes in customer behavior, state and federal programs, PSC or other applicable state regulatory agency mandates, and technology, but the Southern Company system's planning processes may not accurately estimate and incorporate these effects.
The operating results of the Registrants are affected by weather conditions and may fluctuate on a seasonal basis. In addition, catastrophic events could result in substantial damage to or limit the operation of the properties of a Subsidiary Registrant.
Electric power and natural gas supply are generally seasonal businesses. The Subsidiary Registrants have historically sold less power and natural gas when weather conditions are milder.
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
In the event a traditional electric operating company or Southern Company Gas experiences any of these weather events or any natural disaster or other catastrophic event, recovery of costs in excess of reserves and insurance coverage is subject to the approval of its state PSC or other applicable state regulatory agency. The traditional electric operating companies from time to time have experienced and may continue to experience deficits in their storm cost recovery reserve balances. Additionally, the applicable state PSC or other applicable state regulatory agency may deny or delay recovery of any portion of such costs.
In addition, damages resulting from significant weather events occurring within a Subsidiary Registrant's service territory or otherwise affecting its customers may result in the loss of customers and reduced demand for energy for extended periods and may impact customers' ability to perform under existing PPAs.

    Table of Contents                                Index to Financial Statements
Acquisitions, dispositions, or other strategic ventures or investments may not result in anticipated benefits and may present risks not originally contemplated.
Southern Company and its subsidiaries have made significant acquisitions, dispositions, and investments in the past, and may continue to do so. Such actions cannot be assured to be completed or beneficial to Southern Company or its subsidiaries. Southern Company and its subsidiaries continually seek opportunities to create value through various transactions, including acquisitions or sales of assets. Specifically, Southern Power continually seeks opportunities to execute its strategy to create value through various transactions, including acquisitions, dispositions, and sales of partnership interests, development and construction of new generating facilities, and entry into PPAs primarily with investor-owned utilities, IPPs, municipalities, and other load-serving entities, as well as commercial and industrial customers.
Southern Company and its subsidiaries may face significant competition for transactional opportunities and anticipated transactions may not be completed on acceptable terms or at all. In addition, these transactions are intended to, but may not, result in the generation of cash or income, the realization of savings, the creation of efficiencies, or the reduction of risk.
These transactions also involve risks, including that they may not result in an increase in income or provide adequate or expected funds or return on capital or other anticipated benefits; they may result in Southern Company or its subsidiaries entering into new or additional lines of business, which may have new or different business or operational risks; they may not be successfully integrated into the acquiring company's operations, internal control processes and/or accounting systems; the due diligence conducted prior to a transaction may not uncover situations that could result in financial or legal exposure or may not appropriately evaluate the likelihood or quantify the exposure from identified risks; they may result in decreased earnings, revenues, or cash flow; they may involve retained obligations in connection with transitional agreements or deferred payments related to dispositions that subject Southern Company or its subsidiaries to additional risk; Southern Company or the applicable subsidiary may not be able to achieve the expected financial benefits from the use of funds generated by any dispositions; expected benefits of a transaction may be dependent on the cooperation, performance, or credit risk of a counterparty; minority investments in growth companies may not result in a positive return on investment; or, for the traditional electric operating companies and Southern Company Gas, costs associated with such investments that were expected to be recovered through regulated rates may not be recoverable.
Southern Company and Southern Company Gas are holding companies and Southern Power owns many of its assets indirectly through subsidiaries. Each of these companies is dependent on cash flows from their respective subsidiaries to meet their ongoing and future financial obligations.
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
There are numerous factors that rating agencies evaluate to arrive at credit ratings for the Registrants, Southern Company Gas Capital, and Nicor Gas, including capital structure, regulatory environment, the ability to cover liquidity requirements, other commitments for capital, and certain other controllable and uncontrollable events. The Registrants, Southern Company Gas Capital, and Nicor Gas could experience a downgrade in their ratings if any rating agency concludes that the level of business or financial risk of the industry or the applicable company has deteriorated. Changes in ratings methodologies by the agencies could also have a negative impact on credit ratings. If one or more rating agencies downgrade any Registrant, Southern Company Gas Capital, or Nicor Gas borrowing costs likely would increase, including potential automatic increases in interest rates under applicable term loans and credit facilities, the pool of investors and funding sources would likely decrease, and, particularly for any downgrade to below investment grade, significant collateral requirements may be triggered in a number of contracts. Any credit rating downgrades could require altering the mix of debt financing currently used, and could require the issuance of secured indebtedness and/or indebtedness with additional restrictive covenants binding the applicable company.

    Table of Contents                                Index to Financial Statements
Uncertainty in demand for energy can result in lower earnings or higher costs.
Southern Company, the traditional electric operating companies, and Southern Power each engage in a long-term planning process to estimate the optimal mix and timing of new generation assets required to serve future load obligations. Southern Company Gas engages in a long-term planning process to estimate the optimal mix and timing of building new pipelines and storage facilities, replacing existing pipelines, rewatering storage facilities, and entering new markets and/or expanding in existing markets. These planning processes must project many years into the future in order to accommodate the long lead times associated with the permitting and construction of new generation and associated transmission facilities and natural gas distribution and storage facilities. Inherent risk exists in predicting demand as future loads are dependent on many uncertain factors, including economic conditions, customer usage patterns, efficiency programs, customer technology adoption, and the duration and extent of the COVID-19 pandemic. Because regulators may not permit the traditional electric operating companies or Southern Company Gas' regulated operating companies to adjust rates to recover the costs of new generation and associated transmission assets and/or new pipelines and related infrastructure in a timely manner or at all, these subsidiaries may not be able to fully recover these costs or may have exposure to regulatory lag associated with the time between the incurrence of costs and the recovery in customers' rates. In addition, under Southern Power's model of selling capacity and energy at negotiated market-based rates under long-term PPAs, Southern Power might not be able to fully execute its business plan if market prices drop below original forecasts. Southern Power and/or the traditional electric operating companies may not be able to extend or replace existing PPAs upon expiration, or they may be forced to market these assets at prices lower than originally intended.
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
The businesses of the Registrants and Nicor Gas are dependent on their ability to successfully access capital through capital markets and financial institutions.
The Registrants and Nicor Gas rely on access to both short-term money markets and longer-term capital markets as a significant source of liquidity to meet capital requirements not satisfied by the cash flow from their respective operations. If any of the Registrants or Nicor Gas is not able to access capital at competitive rates or on favorable terms, its ability to implement its business plan will be limited due to weakened capacity to fund capital investments or acquisitions that it may otherwise rely on to achieve future earnings and cash flows. In addition, the Registrants and Nicor Gas rely on committed credit facilities as back-up liquidity for access to low cost money markets. Certain market disruptions, including an economic downturn or uncertainty, bankruptcy or financial distress at an unrelated utility company, financial institution, or sovereign entity, capital markets volatility and disruption, either nationally or internationally, changes in tax policy, volatility in market prices for electricity and natural gas, actual or threatened cyber or physical attacks on facilities within the Southern Company system or owned by unrelated utility companies, future impacts of the COVID-19 pandemic or other pandemic health events, war or threat of war, or the overall health of the utility and financial institution industries, may increase the cost of borrowing or adversely affect the ability to raise capital through the issuance of securities or other borrowing arrangements or the ability to secure committed bank lending agreements used as back-up sources of capital.
Additionally, due to a portion of the Registrants' indebtedness bearing interest at variable rates based on LIBOR or other floating benchmark rates, the potential phasing out of these rates may adversely affect the costs of financing. The discontinuation, reform, or replacement of LIBOR or any other benchmark rates may have an unpredictable impact on contractual relationships in the credit markets or cause disruption to the broader financial markets and could result in adverse consequences to the return on, value of, and market for the Registrants' securities and other instruments whose returns are linked to any such benchmark.
Failure to comply with debt covenants or conditions could adversely affect the ability of the Registrants, SEGCO, Southern Company Gas Capital, or Nicor Gas to execute future borrowings.
The debt and credit agreements of the Registrants, SEGCO, Southern Company Gas Capital, and Nicor Gas contain various financial and other covenants. Georgia Power's loan guarantee agreement with the DOE contains additional covenants, events of default, and mandatory prepayment events relating to the construction of Plant Vogtle Units 3 and 4. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements.

    Table of Contents                                Index to Financial Statements
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
Goodwill is assessed for impairment at least annually and more frequently if events or circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying value and long-lived assets are assessed for impairment whenever events or circumstances indicate that an asset's carrying amount may not be recoverable. At December 31, 2020, goodwill was $5.3 billion and $5.0 billion for Southern Company and Southern Company Gas, respectively.
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
Item 1B.UNRESOLVED STAFF COMMENTS.
None.

    Table of Contents                                Index to Financial Statements
Item 2. PROPERTIES
Electric
The traditional electric operating companies, Southern Power, and SEGCO, at December 31, 2020, owned and/or operated 30 hydroelectric generating stations, 24 fossil fuel generating stations, three nuclear generating stations, 13 combined cycle/cogeneration stations, 44 solar facilities, 13 wind facilities, one fuel cell facility, and one battery storage facility. The amounts of capacity for each company at December 31, 2020 are shown in the table below. The traditional electric operating companies have certain jointly-owned generating stations. For these facilities, the nameplate capacity shown represents the Registrant's portion of total plant capacity, with ownership percentages provided if less than 100%. See "Jointly-Owned Facilities" and "Titles to Property" herein and Note 5 to the financial statements under "Joint Ownership Agreements" in Item 8 herein for additional information.

Generating Station/Ownership Percentage	Location	Nameplate Capacity
		(KWs)
FOSSIL STEAM
Gadsden	Gadsden, AL	120,000
Barry	Mobile, AL	1,300,000
Greene County (60%)	Demopolis, AL	300,000
Gaston Unit 5	Wilsonville, AL	880,000
Miller (95.92%)	Birmingham, AL	2,532,288
Alabama Power Total		5,132,288
Bowen	Cartersville, GA	3,160,000
Scherer (8.4% of Units 1 and 2 and 75% of Unit 3)	Macon, GA	750,924
Wansley (53.5%)	Carrollton, GA	925,550
Yates	Newnan, GA	700,000
Georgia Power Total		5,536,474
Daniel (50%)	Pascagoula, MS	500,000
Greene County (40%)	Demopolis, AL	200,000
Watson	Gulfport, MS	750,000
Mississippi Power Total		1,450,000
Gaston Units 1-4	Wilsonville, AL
SEGCO Total		1,000,000	(a)
Total Fossil Steam		13,118,762
NUCLEAR STEAM
Farley	Dothan, AL
Alabama Power Total		1,720,000
Hatch (50.1%)	Baxley, GA	899,612
Vogtle Units 1 and 2 (45.7%)	Augusta, GA	1,060,240
Georgia Power Total		1,959,852
Total Nuclear Steam		3,679,852

    Table of Contents                                Index to Financial Statements

Generating Station/Ownership Percentage	Location	Nameplate Capacity
COMBUSTION TURBINES
Greene County	Demopolis, AL
Alabama Power Total		720,000
Boulevard	Savannah, GA	19,700
McDonough Unit 3	Atlanta, GA	78,800
McIntosh Units 1 through 8	Effingham County, GA	640,000
McManus	Brunswick, GA	481,700
Robins	Warner Robins, GA	158,400
Wansley (53.5%)	Carrollton, GA	26,322
Wilson	Augusta, GA	354,100
Georgia Power Total		1,759,022
Sweatt	Meridian, MS	39,400
Watson	Gulfport, MS	39,360
Mississippi Power Total		78,760
Addison	Thomaston, GA	668,800
Cleveland County	Cleveland County, NC	720,000
Dahlberg	Jackson County, GA	756,000
Rowan	Salisbury, NC	455,250
Southern Power Total		2,600,050
Gaston (SEGCO)	Wilsonville, AL	19,680	(a)
Total Combustion Turbines		5,177,512
COGENERATION
Washington County	Washington County, AL	123,428
Lowndes County	Burkeville, AL	104,800
Theodore	Theodore, AL	236,418
Alabama Power Total		464,646
Chevron Cogenerating Station	Pascagoula, MS	147,292	(b)
Mississippi Power Total		147,292
Total Cogeneration		611,938
COMBINED CYCLE
Barry	Mobile, AL	1,070,424
Central Alabama Generating Station	Autauga County, AL	885,000
Alabama Power Total		1,955,424
McIntosh Units 10 and 11	Effingham County, GA	1,318,920
McDonough-Atkinson Units 4 through 6	Atlanta, GA	2,520,000
Georgia Power Total		3,838,920
Daniel	Pascagoula, MS	1,070,424
Ratcliffe	Kemper County, MS	769,898
Mississippi Power Total		1,840,322
Franklin	Smiths, AL	1,857,820
Harris	Autaugaville, AL	1,318,920
Rowan	Salisbury, NC	530,550
Wansley Units 6 and 7	Carrollton, GA	1,073,000
Southern Power Total		4,780,290
Total Combined Cycle		12,414,956

    Table of Contents                                Index to Financial Statements

Generating Station/Ownership Percentage	Location	Nameplate Capacity
HYDROELECTRIC FACILITIES
Bankhead	Holt, AL	53,985
Bouldin	Wetumpka, AL	225,000
Harris	Wedowee, AL	132,000
Henry	Ohatchee, AL	72,900
Holt	Holt, AL	46,944
Jordan	Wetumpka, AL	100,000
Lay	Clanton, AL	177,000
Lewis Smith	Jasper, AL	157,500
Logan Martin	Vincent, AL	135,000
Martin	Dadeville, AL	182,000
Mitchell	Verbena, AL	170,000
Thurlow	Tallassee, AL	81,000
Weiss	Leesburg, AL	87,750
Yates	Tallassee, AL	47,000
Alabama Power Total		1,668,079
Bartletts Ferry	Columbus, GA	173,000
Burton	Clayton, GA	6,120
Flint River	Albany, GA	5,400
Goat Rock	Columbus, GA	38,600
Lloyd Shoals	Jackson, GA	14,400
Morgan Falls	Atlanta, GA	16,800
Nacoochee	Lakemont, GA	4,800
North Highlands	Columbus, GA	29,600
Oliver Dam	Columbus, GA	60,000
Rocky Mountain (25.4%)	Rome, GA	229,362	(c)
Sinclair Dam	Milledgeville, GA	45,000
Tallulah Falls	Clayton, GA	72,000
Terrora	Clayton, GA	16,000
Tugalo	Clayton, GA	45,000
Wallace Dam	Eatonton, GA	321,300
Yonah	Toccoa, GA	22,500
Georgia Power Total		1,099,882
Total Hydroelectric Facilities		2,767,961

    Table of Contents                                Index to Financial Statements

Generating Station/Ownership Percentage	Location	Nameplate Capacity
RENEWABLE SOURCES:
SOLAR FACILITIES
Fort Rucker	Calhoun County, AL	10,560
Anniston Army Depot	Dale County, AL	7,380
Alabama Power Total		17,940
Fort Benning	Columbus, GA	30,005
Fort Gordon	Augusta, GA	30,000
Fort Stewart	Fort Stewart, GA	30,000
Kings Bay	Camden County, GA	30,161
Marine Corps Logistics Base	Albany, GA	31,161
Moody Air Force Base	Valdosta, GA	49,500
8 Other Plants	Various Georgia locations	18,479
Georgia Power Total		219,306
Adobe	Kern County, CA	20,000
Apex	North Las Vegas, NV	20,000
Boulder I	Clark County, NV	100,000
Butler	Taylor County, GA	104,000
Butler Solar Farm	Taylor County, GA	22,000
Calipatria	Imperial County, CA	20,000
Campo Verde	Imperial County, CA	147,420
Cimarron	Springer, NM	30,640
Decatur County	Decatur County, GA	20,000
Decatur Parkway	Decatur County, GA	84,000
Desert Stateline	San Bernadino County, CA	299,990
East Pecos	Pecos County, TX	120,000
Garland	Kern County, CA	205,290
Gaskell West I	Kern County, CA	20,000
Granville	Oxford, NC	2,500
Henrietta	Kings County, CA	102,000
Imperial Valley	Imperial County, CA	163,200
Lamesa	Dawson County, TX	102,000
Lost Hills - Blackwell	Kern County, CA	32,000
Macho Springs	Luna County, NM	55,000
Morelos del Sol	Kern County, CA	15,000
North Star	Fresno County, CA	61,600
Pawpaw	Taylor County, GA	30,480
Roserock	Pecos County, TX	160,000
Rutherford	Rutherford County, NC	74,800
Sandhills	Taylor County, GA	148,000
Spectrum	Clark County, NV	30,240
Tranquillity	Fresno County, CA	205,300
Southern Power Total		2,395,460	(d)
Total Solar		2,632,706

    Table of Contents                                Index to Financial Statements

Generating Station/Ownership Percentage	Location	Nameplate Capacity
WIND FACILITIES
Beech Ridge II	Greenbrier County, WV	56,200
Bethel	Castro County, TX	276,000
Cactus Flats	Concho County, TX	148,350
Grant Plains	Grant County, OK	147,200
Grant Wind	Grant County, OK	151,800
Kay Wind	Kay County, OK	299,000
Passadumkeag	Penobscot County, ME	42,900
Reading	Osage & Lyon Counties, KS	200,100
Salt Fork	Donley & Gray Counties TX	174,000
Skookumchuck	Lewis & Thurston Counties, WA	136,800
Tyler Bluff	Cooke County, TX	125,580
Wake Wind	Crosby & Floyd Counties, TX	257,250
Wildhorse Mountain	Pushmataha County, OK	100,000
Southern Power Total		2,115,180	(e)
FUEL CELL FACILITY
Red Lion and Brookside	New Castle and Newark, DE	27,500	(f)
Southern Power Total		27,500
BATTERY STORAGE FACILITY
Milliken	Orange County, CA	2,000	(g)
Southern Power Total		2,000

Total Alabama Power Generating Capacity		11,678,377
Total Georgia Power Generating Capacity		14,413,456
Total Mississippi Power Generating Capacity		3,516,374
Total Southern Power Generating Capacity		11,920,480
Total Generating Capacity		42,548,367
(a)Alabama Power and Georgia Power each own 50% of the outstanding common stock of SEGCO, an operating public utility company. Alabama Power and Georgia Power are each entitled to one-half of SEGCO's capacity and energy. Alabama Power acts as SEGCO's agent in the operation of SEGCO's units and furnishes fuel to SEGCO for its units. See Note 7 to the financial statements under "SEGCO" in Item 8 herein for additional information.
(b)Generation is dedicated to a single industrial customer. See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Credit Rating Risk" in Item 7 herein.
(c)Operated by OPC.
(d)Southern Power owns a 67% equity interest in SP Solar (a limited partnership indirectly owning all of Southern Power's solar facilities, except the Roserock and Gaskell West I facilities). SP Solar is the 51% majority owner of Boulder I, Garland, Henrietta, Imperial Valley, Lost Hills Blackwell, North Star, and Tranquillity; the 66% majority owner of Desert Stateline; and the sole owner of the remaining SP Solar facilities. Southern Power owns 100% of Roserock and is also the controlling partner in a tax equity partnership owning Gaskell West I. All of these entities are consolidated subsidiaries of Southern Power and the capacity shown in the table is 100% of the nameplate capacity for the respective facility.
(e)Southern Power is the controlling member in SP Wind (a tax equity entity owning all of Southern Power's wind facilities, except Cactus Flats, Wildhorse Mountain, Reading, Skookumchuck, and Beech Ridge II). SP Wind is the 90.1% majority owner of Wake Wind and owns 100% of the remaining SP Wind facilities. Southern Power is the controlling partner in other tax equity partnerships owning Cactus Flats, Wildhorse Mountain, Reading, and Skookumchuck (additionally for Skookumchuck a noncontrolling interest in Southern Power's remaining equity is owned by another partner). Southern Power is the controlling member in a non-tax equity partnership for Beech Ridge II. All of these entities are consolidated subsidiaries of Southern Power and the capacity shown in the table is 100% of the nameplate capacity for the respective facility.
(f)Southern Power has two noncontrolling interest partners that own approximately 10 MWs of the facility.
(g)Southern Power has an equity method investment in the facility as the Class B member.
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
Mississippi Power owns a 79-mile length of 500-kilovolt transmission line which is leased to Entergy Gulf States Louisiana, LLC. The line extends from Plant Daniel to the Louisiana state line. Entergy Gulf States Louisiana, LLC is paying a use fee through 2024 covering all expenses and the amortization of the original cost. At December 31, 2020, the unamortized portion was approximately $8 million.

    Table of Contents                                Index to Financial Statements
Mississippi Power owns a lignite mine and equipment that were intended to provide fuel for the Kemper IGCC. Mississippi Power also has mineral reserves located around the Kemper County energy facility. Liberty Fuels Company, LLC, the operator of the mine, has a legal obligation to perform mine reclamation and Mississippi Power has a contractual obligation to fund all reclamation activities. As a result of the abandonment of the Kemper IGCC, final mine reclamation began in 2018 and was substantially completed in 2020, with monitoring expected to continue through 2027. See Note 3 to the financial statements under "Other Matters – Mississippi Power – Kemper County Energy Facility" in Item 8 herein for additional information.
On December 17, 2020, the Mississippi PSC issued an order requiring Mississippi Power to incorporate into its 2021 IRP a schedule of early or anticipated retirement of 950 MWs of fossil-steam generation by year-end 2027 to reduce Mississippi Power's excess reserve margin. Mississippi Power's IRP is scheduled to be filed in April 2021. See BUSINESS in Item 1 herein under "Rate Matters – Integrated Resource Planning – Mississippi Power" and Note 2 to the financial statements under "Mississippi Power – Reserve Margin Plan" in Item 8 herein for additional information.
In conjunction with Southern Company's sale of Gulf Power, Mississippi Power and Gulf Power agreed to seek a restructuring of their 50% undivided ownership interests in Plant Daniel such that each of them would, after the restructuring, own 100% of a generating unit. In January 2019, Gulf Power provided notice to Mississippi Power that Gulf Power will retire its share of the generating capacity of Plant Daniel on January 15, 2024. Mississippi Power has the option to purchase Gulf Power's ownership interest for $1 on January 15, 2024, provided that Mississippi Power exercises the option no later than 120 days prior to that date. See Note 3 to the financial statements under "Other Matters – Mississippi Power – Plant Daniel" in Item 8 herein for additional information.
In 2020, the maximum demand on the traditional electric operating companies, Southern Power Company, and SEGCO was 32,765,000 KWs and occurred on July 20, 2020. The all-time maximum demand of 38,777,000 KWs on the traditional electric operating companies (including Gulf Power), Southern Power Company, and SEGCO occurred on August 22, 2007. These amounts exclude demand served by capacity retained by MEAG Power, OPC, and SEPA. The reserve margin for the traditional electric operating companies, Southern Power Company, and SEGCO in 2020 was 32.6%.
Jointly-Owned Facilities
Alabama Power, Georgia Power, and Mississippi Power at December 31, 2020 had undivided interests in certain generating plants and other related facilities with non-affiliated parties. The percentages of ownership of the total plant or facility are as follows:

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
In addition, Georgia Power has commitments, in the form of capacity purchases totaling $49 million, regarding a portion of a 5% interest in the original cost of Plant Vogtle Units 1 and 2 owned by MEAG Power that are in effect until the later of the retirement of the plant or the latest stated maturity date of MEAG Power's bonds issued to finance such ownership interest. See Note 3 to the financial statements under "Commitments" in Item 8 herein for additional information.
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

    Table of Contents                                Index to Financial Statements
Titles to Property
The traditional electric operating companies', Southern Power's, and SEGCO's interests in the principal plants and other important units of the respective companies are owned in fee by such companies, subject to the following major encumbrances: (1) liens pursuant to the assumption of debt obligations by Mississippi Power in connection with the acquisition of Plant Daniel Units 3 and 4, (2) a leasehold interest granted by Mississippi Power's largest retail customer, Chevron Products Company (Chevron), at the Chevron refinery, where five combustion turbines owned by Mississippi Power are located and used for co-generation, as well as liens on these assets pursuant to the related co-generation agreements, and (3) liens associated with Georgia Power's reimbursement obligations to the DOE under its loan guarantee, which are secured by a first priority lien on (a) Georgia Power's 45.7% undivided ownership interest in Plant Vogtle Units 3 and 4 and (b) Georgia Power's rights and obligations under the principal contracts relating to Plant Vogtle Units 3 and 4. See Note 5 to the financial statements under "Assets Subject to Lien" and Note 8 to the financial statements under "Long-term Debt" in Item 8 herein for additional information. The traditional electric operating companies own the fee interests in certain of their principal plants as tenants in common. See "Jointly-Owned Facilities" herein and Note 5 to the financial statements under "Joint Ownership Agreements" in Item 8 herein for additional information. Properties such as electric transmission and distribution lines, steam heating mains, and gas pipelines are constructed principally on rights-of-way, which are maintained under franchise or are held by easement only. A substantial portion of lands submerged by reservoirs is held under flood right easements. In addition, certain of the renewable generating facilities occupy or use real property that is not owned, primarily through various leases, easements, rights-of-way, permits, or licenses from private landowners or governmental entities.
Natural Gas
Southern Company Gas considers its properties to be adequately maintained, substantially in good operating condition, and suitable for their intended purpose. The following sections provide the location and general character of the materially important properties that are used by the segments of Southern Company Gas. Substantially all of Nicor Gas' properties are subject to the lien of the indenture securing its first mortgage bonds. See Note 8 to the financial statements in Item 8 herein for additional information.
Distribution and Transmission Mains
Southern Company Gas' distribution systems transport natural gas from its pipeline suppliers to customers in its service areas. These systems consist primarily of distribution and transmission mains, compressor stations, peak shaving/storage plants, service lines, meters, and regulators. At December 31, 2020, Southern Company Gas' gas distribution operations segment owned approximately 75,924 miles of underground distribution and transmission mains, which are located on easements or rights-of-way that generally provide for perpetual use.
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
All Other
Southern Company Gas subsidiaries own two high-deliverability natural gas storage and hub facilities that are included in the all other segment. Golden Triangle Storage, Inc. operates a storage facility in Texas consisting of two salt dome caverns. Central Valley Gas Storage, LLC operates a depleted field storage facility in California. See Note 15 to the financial statements under "Southern Company Gas" in Item 8 herein for information regarding the sale of Jefferson Island.
Jointly-Owned Properties
Southern Company Gas' gas pipeline investments segment has a 50% undivided ownership interest in a 115-mile pipeline facility in northwest Georgia that was placed in service in 2017. Southern Company Gas also has an agreement to lease its 50%

    Table of Contents                                Index to Financial Statements
undivided ownership in the pipeline facility. See Note 5 to the financial statements under "Joint Ownership Agreements" in Item 8 herein for additional information.
Item 3.LEGAL PROCEEDINGS
See Note 3 to the financial statements in Item 8 herein for descriptions of legal and administrative proceedings discussed therein. The Registrants' threshold for disclosing material environmental legal proceedings involving a governmental authority where potential monetary sanctions are involved is $1 million.
Item 4.MINE SAFETY DISCLOSURES
Not applicable.

    Table of Contents                                Index to Financial Statements
INFORMATION ABOUT OUR EXECUTIVE OFFICERS – SOUTHERN COMPANY
(Identification of executive officers of Southern Company is inserted in Part I in accordance with Regulation S-K, Item 401) The ages of the officers set forth below are as of December 31, 2020.
Thomas A. Fanning
Chairman, President, and Chief Executive Officer
Age 63
First elected in 2003. Chairman and Chief Executive Officer since December 2010 and President since August 2010.
Andrew W. Evans
Executive Vice President and Chief Financial Officer
Age 54
First elected in 2016. Executive Vice President since July 2016 and Chief Financial Officer since June 2018. Previously served as Chief Executive Officer and Chairman of Southern Company Gas' Board of Directors from January 2016 through June 2018, and President of Southern Company Gas from May 2015 through June 2018.
Bryan D. Anderson
Executive Vice President
Age 54
First elected in 2020. Executive Vice President and President of External Affairs since January 2021. Executive Vice President of SCS since November 2020. Previously served as Senior Vice President of SCS with responsibility for governmental affairs from January 2015 to November 2020.
W. Paul Bowers(1)
Chairman and Chief Executive Officer of Georgia Power
Age 64
First elected in 2001. Chief Executive Officer and Director of Georgia Power since January 2011. Chairman of Georgia Power's Board of Directors since May 2014. Previously served as President of Georgia Power from January 2011 to October 2020.
Stanley W. Connally, Jr.
Executive Vice President of SCS
Age 51
First elected in 2012. Executive Vice President for Operations of SCS since June 2018. Previously served as President, Chief Executive Officer, and Director of Gulf Power from July 2012 through December 2018 and Chairman of Gulf Power's Board of Directors from July 2015 through December 2018.
Mark A. Crosswhite
Chairman, President and Chief Executive Officer of Alabama Power
Age 58
First elected in 2011. President, Chief Executive Officer, and Director of Alabama Power since March 2014. Chairman of Alabama Power's Board of Directors since May 2014.
Christopher Cummiskey
Executive Vice President
Age 46
First elected in 2021. Executive Vice President since January 2021. Chairman of Southern Power since February 2021. Executive Vice President of SCS, Chief Executive Officer of Southern Power, and President and Chief Executive Officer of Southern PowerSecure Holdings, Inc. and Southern Holdings since July 2020. Previously served as Executive Vice President, External Affairs of Georgia Power from May 2015 to June 2020.
Kimberly S. Greene
Chairman, President, and Chief Executive Officer of Southern Company Gas
Age 54
First elected in 2013. Chairman, President, and Chief Executive Officer of Southern Company Gas since June 2018. Director of Southern Company Gas since July 2016. Previously served as Executive Vice President and Chief Operating Officer of Southern Company from March 2014 through June 2018.
James Y. Kerr II
Executive Vice President, Chief Legal Officer, and Chief Compliance Officer
Age 56
First elected in 2014. Executive Vice President, Chief Legal Officer (formerly known as General Counsel), and Chief Compliance Officer since March 2014.

    Table of Contents                                Index to Financial Statements
Stephen E. Kuczynski
Chairman, President, and Chief Executive Officer of Southern Nuclear
Age 58
First elected in 2011. Chairman, President, and Chief Executive Officer of Southern Nuclear since July 2011.
Mark S. Lantrip(2)
Executive Vice President
Age 66
First elected in 2014. Executive Vice President since February 2019. Chairman, President, and Chief Executive Officer of SCS since March 2014 and Chairman of Southern Power from July 2020 through January 2021. Previously served as Chief Executive Officer of Southern Power from March 2018 to June 2020 and President of Southern Power from March 2018 to May 2019.
Anthony L. Wilson
Chairman, President, and Chief Executive Officer of Mississippi Power
Age 56
First elected in 2015. President of Mississippi Power since October 2015 and Chief Executive Officer and Director since January 2016. Chairman of Mississippi Power's Board of Directors since August 2016. Previously served as Executive Vice President of Mississippi Power from May 2015 to October 2015 and Executive Vice President of Georgia Power from January 2012 to May 2015.
Christopher C. Womack
President of Georgia Power
Age 62
First elected in 2008. President of Georgia Power since November 2020. Previously served as Executive Vice President and President of External Affairs of Southern Company from January 2009 to October 2020.

(1)On October 27, 2020, Mr. Bowers notified Georgia Power of his intention to retire during 2021.
(2)On December 17, 2020, Mr. Lantrip notified Southern Company of his intention to retire, effective in April 2021.

The officers of Southern Company were elected pursuant to a written consent in lieu of a meeting of the directors following the last annual meeting of stockholders held on May 27, 2020 for a term of one year or until their successors are elected and have qualified, except for Mr. Anderson, whose election as Executive Vice President of SCS was effective November 1, 2020 and Executive Vice President of Southern Company was effective January 1, 2021, and Mr. Cummiskey, whose election as Executive Vice President of Southern Company was effective January 1, 2021.

    Table of Contents                                Index to Financial Statements
INFORMATION ABOUT OUR EXECUTIVE OFFICERS – ALABAMA POWER
(Identification of executive officers of Alabama Power is inserted in Part I in accordance with Regulation S-K, Item 401.) The ages of the officers set forth below are as of December 31, 2020.
Mark A. Crosswhite
Chairman, President, and Chief Executive Officer
Age 58
First elected in 2014. President, Chief Executive Officer, and Director since March 1, 2014. Chairman since May 2014.
J. Jeffrey Peoples
Executive Vice President
Age 61
First elected in 2020. Executive Vice President of Customer and Employee Services since June 2020. Previously served as Senior Vice President of Employee Services and Labor Relations from June 2018 to June 2020 and as Vice President of Human Resources from December 2015 to June 2018.
Philip C. Raymond
Executive Vice President, Chief Financial Officer, and Treasurer
Age 61
First elected in 2010. Executive Vice President, Chief Financial Officer, and Treasurer since August 2010.
Zeke W. Smith
Executive Vice President
Age 61
First elected in 2010. Executive Vice President of External Affairs since November 2010.
James P. Heilbron
Senior Vice President and Senior Production Officer
Age 49
First elected in 2013. Senior Vice President and Senior Production Officer of Alabama Power since March 2013 and Senior Vice President and Senior Production Officer – West of SCS and Senior Production Officer of Mississippi Power since October 2018.
R. Scott Moore
Senior Vice President
Age 53
First elected in 2017. Senior Vice President of Power Delivery since May 2017. Previously served as Vice President of Transmission from August 2012 to May 2017.
The officers of Alabama Power were elected at the meeting of the directors held on April 24, 2020 for a term of one year or until their successors are elected and have qualified, except Mr. Peoples, whose election as Executive Vice President of Customer and Employee Services was effective June 8, 2020.

    Table of Contents                                Index to Financial Statements
PART II

Item 5.MARKET FOR REGISTRANTS' COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
(a)(1) The common stock of Southern Company is listed and traded on the NYSE under the ticker symbol SO. The common stock is also traded on regional exchanges across the U.S.
There is no market for the other Registrants' common stock, all of which is owned by Southern Company.
(a)(2) Number of Southern Company's common stockholders of record at January 31, 2021: 107,362
Southern Company has paid dividends on its common stock since 1948. Dividends paid per share of common stock were $2.54 in 2020 and $2.46 in 2019. In January 2021, Southern Company declared a quarterly dividend of 64 cents per share. Dividends on Southern Company's common stock are payable at the discretion of Southern Company's Board of Directors and depend upon earnings, financial condition, and other factors. See Note 8 to the financial statements under "Dividend Restrictions" in Item 8 herein for additional information.
Each of the other Registrants have one common stockholder, Southern Company.
(a)(3) Securities authorized for issuance under equity compensation plans.
See Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
(b) Use of Proceeds
Not applicable.
(c) Issuer Purchases of Equity Securities
None.
Item 6.REMOVED AND RESERVED

    Table of Contents                                Index to Financial Statements
Item 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section generally discusses 2020 and 2019 items and year-to-year comparisons between 2020 and 2019. Discussions of 2018 items and year-to-year comparisons between 2019 and 2018 that are not included in this Annual Report on Form 10-K can be found in Item 7 of each Registrant's Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on February 19, 2020. The following Management's Discussion and Analysis of Financial Condition and Results of Operations is a combined presentation; however, information contained herein relating to any individual Registrant is filed by such Registrant on its own behalf and each Registrant makes no representation as to information related to the other Registrants.
Item 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
Southern Company and Subsidiary Companies 2020 Annual Report
OVERVIEW
Business Activities
Southern Company is a holding company that owns all of the common stock of three traditional electric operating companies, as well as Southern Power and Southern Company Gas, and owns other direct and indirect subsidiaries. The primary businesses of the Southern Company system are electricity sales by the traditional electric operating companies and Southern Power and the distribution of natural gas by Southern Company Gas. Southern Company's reportable segments are the sale of electricity by the traditional electric operating companies, the sale of electricity in the competitive wholesale market by Southern Power, and the sale of natural gas and other complementary products and services by Southern Company Gas. See Note 16 to the financial statements for additional information.
•The traditional electric operating companies – Alabama Power, Georgia Power, and Mississippi Power – are vertically integrated utilities providing electric service to retail customers in three Southeastern states in addition to wholesale customers in the Southeast.
•Southern Power develops, constructs, acquires, owns, and manages power generation assets, including renewable energy and battery energy storage projects, and sells electricity at market-based rates in the wholesale market. Southern Power continually seeks opportunities to execute its strategy to create value through various transactions including acquisitions, dispositions, and sales of partnership interests, development and construction of new generating facilities, and entry into PPAs primarily with investor-owned utilities, IPPs, municipalities, electric cooperatives, and other load-serving entities, as well as commercial and industrial customers. In general, Southern Power commits to the construction or acquisition of new generating capacity only after entering into or assuming long-term PPAs for the new facilities.
•Southern Company Gas is an energy services holding company whose primary business is the distribution of natural gas. Southern Company Gas owns natural gas distribution utilities in four states – Illinois, Georgia, Virginia, and Tennessee – and is also involved in several other complementary businesses. Southern Company Gas manages its business through four reportable segments – gas distribution operations, gas pipeline investments, wholesale gas services, which includes Sequent, a natural gas asset optimization company, and gas marketing services, which includes SouthStar, a Marketer and provider of energy-related products and services to natural gas markets – and one non-reportable segment, all other. See Notes 7 and 16 to the financial statements for additional information.
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
The traditional electric operating companies and the natural gas distribution utilities have various regulatory mechanisms that address cost recovery. Effectively operating pursuant to these regulatory mechanisms and appropriately balancing required costs and capital expenditures with customer prices will continue to challenge the Southern Company system for the foreseeable future. See Note 2 to the financial statements for additional information.
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

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
Recent Developments
COVID-19
During March 2020, COVID-19 was declared a pandemic by the World Health Organization and the Centers for Disease Control and Prevention and has spread globally, including throughout the United States. The Southern Company system provides an essential service to its customers; therefore, it is critical that Southern Company system employees are able to continue to perform their essential duties safely and effectively. The Southern Company system has implemented applicable business continuity plans, including teleworking, canceling non-essential business travel, increasing cleaning frequency at business locations, implementing applicable safety and health guidelines issued by federal and state officials, and establishing protocols for required work on customer premises. To date, these procedures have been effective in maintaining the Southern Company system's critical operations. As a result of the COVID-19 pandemic, there have been economic disruptions in the Registrants' operating territories. The traditional electric operating companies and the natural gas distribution utilities temporarily suspended disconnections for non-payment by customers and waived late fees for certain periods. See Note 2 to the financial statements for information regarding deferral of certain incremental COVID-19-related costs, including bad debt, to a regulatory asset by certain of the traditional electric operating companies and the natural gas distribution utilities. In addition, the COVID-19 pandemic has impacted productivity and the pace of activity completion at Plant Vogtle Units 3 and 4, as discussed further herein. Additional information regarding the COVID-19 pandemic and its past and potential future impacts on the Registrants is provided throughout Management's Discussion and Analysis of Financial Condition and Results of Operations and in Item 1A herein.
Alabama Power
On August 14, 2020, the Alabama PSC issued an order granting Alabama Power a CCN to procure additional capacity, and, on August 31, 2020, Alabama Power completed its acquisition of the Central Alabama Generating Station.
In October 2020, Alabama Power reduced its over-collected fuel balance by $94.3 million in accordance with an August 7, 2020 Alabama PSC order authorizing Alabama Power to reduce its over-collected fuel balance by $100 million and return that amount to customers in the form of bill credits, with any undistributed amount remaining in the regulatory liability for the benefit of customers.
For the year ended December 31, 2020, Alabama Power's weighted common equity return exceeded 6.15%, resulting in Alabama Power establishing a current regulatory liability of $50 million for Rate RSE refunds, which will be refunded to customers through bill credits in April 2021.
During 2020, Alabama Power recorded $51 million and $67 million against the NDR for damages incurred to its transmission and distribution facilities from Hurricane Sally and Hurricane Zeta, respectively. Alabama Power made an additional accrual of $100 million to the NDR in December 2020.
Effective for the billing month of January 2021, Alabama Power's Rate RSE increased 4.09%, or approximately $228 million annually, and Alabama Power's Rate ECR decreased 1.84%, or approximately $103 million annually, as approved by the Alabama PSC.
See Notes 2 and 15 to the financial statements under "Alabama Power" for additional information.
Georgia Power
Rate Plans
On December 15, 2020, in accordance with the terms of the 2019 ARP, the Georgia PSC approved tariff adjustments effective January 1, 2021 as follows: (i) increased traditional base tariffs by approximately $120 million; (ii) increased the Environmental Compliance Cost Recovery (ECCR) tariff by approximately $2 million; (iii) decreased Demand-Side Management tariffs by approximately $15 million; and (iv) increased Municipal Franchise Fee tariffs by approximately $4 million, for a total net increase in annual base revenues of approximately $111 million. Georgia Power expects to submit a compliance filing in the third quarter 2021 to request tariff adjustments approved pursuant to the 2019 ARP effective January 1, 2022. The amounts requested in the 2019 ARP were as follows: (i) increase traditional base tariffs by approximately $192 million; (ii) increase the ECCR tariff by approximately $184 million; (iii) increase Demand-Side Management tariffs by approximately $1 million; and (iv) increase Municipal Franchise Fee tariffs by approximately $9 million, for a total increase in annual base revenues of approximately $386 million. The ultimate outcome of this matter cannot be determined at this time. See Note 2 to the financial statements under "Georgia Power – Rate Plans – 2019 ARP" for additional information.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
Plant Vogtle Units 3 and 4 Status
Construction continues on Plant Vogtle Units 3 and 4 (with electric generating capacity of approximately 1,100 MWs each), in which Georgia Power holds a 45.7% ownership interest. Georgia Power's share of the total project capital cost forecast is $8.7 billion, with expected in-service dates of November 2021 for Unit 3 and November 2022 for Unit 4.
As of June 30, 2020, assignments of contingency to the base capital cost forecast exceeded the remaining balance of the construction contingency originally established in the second quarter 2018 and Georgia Power established $115 million of additional construction contingency. During the third and fourth quarters 2020, this construction contingency, plus an additional $5 million, was fully assigned to the base capital cost forecast. Assignment of contingency during 2020 addressed cost risks related to construction productivity, including the April 2020 reduction in workforce designed to mitigate impacts of the COVID-19 pandemic described below; other COVID-19 impacts; craft labor incentives; additional resources for supervision, field support, project management, initial test program, start-up, engineering support, and operations and maintenance support; subcontracts; and procurement, among other factors. These factors continue to represent further potential cost risk to the project; therefore, Georgia Power established $171 million of additional contingency as of December 31, 2020.
After considering the significant level of uncertainty that exists regarding the future recoverability of these costs since the ultimate outcome of these matters is subject to the outcome of future assessments by management, as well as Georgia PSC decisions in future regulatory proceedings, Georgia Power recorded total pre-tax charges to income of $149 million ($111 million after tax) and $176 million ($131 million after tax) for the increases in the total project capital cost forecast as of June 30, 2020 and December 31, 2020, respectively. As and when these amounts are spent, Georgia Power may request the Georgia PSC to evaluate those expenditures for rate recovery.
In mid-March 2020, Southern Nuclear began implementing policies and procedures designed to mitigate the risk of transmission of COVID-19 at the construction site. In April 2020, Georgia Power, acting for itself and as agent for the other Vogtle Owners, announced a reduction in workforce at Plant Vogtle Units 3 and 4 and began reducing the then-existing site workforce by approximately 20%. This workforce reduction lowered absenteeism, providing an improvement in operational efficiency and allowing for increased social distancing. Since April 2020, the number of active cases at the site has fluctuated and has continued to impact productivity levels and pace of activity completion.
From November 2020 through January 2021, the number of active COVID-19 cases at the site increased significantly, consistent with a national rise in cases, and the project continued to face challenges. As a result, overall production levels were not achieved at the levels anticipated, contributing to the December 31, 2020 allocation of construction contingency and increase in total project capital cost forecast. Also, after considering these factors, Southern Nuclear has further extended certain milestone dates, including the start of hot functional testing and fuel load for Unit 3, from those established in October 2020. These updated milestone dates are expected to support the regulatory-approved in-service dates of November 2021 and November 2022 for Units 3 and 4, respectively. With minimal schedule margin remaining, the Unit 3 schedule is challenged, and any further extension of the hot functional testing or fuel load milestones, or other delays from the challenges described in Note 2 to the financial statements under "Georgia Power – Nuclear Construction," could impact the ability to achieve the November 2021 in-service date.
The continuing effects of the COVID-19 pandemic could further disrupt or delay construction and testing activities at Plant Vogtle Units 3 and 4. Georgia Power's proportionate share of the estimated incremental cost associated with COVID-19 mitigation actions and impacts on construction productivity is currently estimated to be between $150 million and $190 million and is included in the total project capital cost. The ultimate impact of the COVID-19 pandemic and other factors on the construction schedule and budget for Plant Vogtle Units 3 and 4 cannot be determined at this time.
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
During 2020, Mississippi Power substantially completed mine reclamation activities at the Kemper County energy facility. On September 3, 2020, Mississippi Power and Southern Company executed an agreement with the DOE completing Mississippi Power's 2018 request for property closeout certification under the contract related to DOE grants received for the Kemper County energy facility, which enabled Mississippi Power to proceed with full dismantlement of the abandoned gasifier-related assets and

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
site restoration activities. These activities are expected to be completed by 2026. See Note 3 to the financial statements under "Other Matters – Mississippi Power – Kemper County Energy Facility" for additional information.
On February 12, 2021, Mississippi Power submitted its 2021 ECO Plan filing to the Mississippi PSC, which requested an annual decrease in revenues of approximately $9 million, as well as its ad valorem tax adjustment filing for 2021, which requested an annual increase in revenues of approximately $28 million. Mississippi Power plans to submit its 2021 PEP filing in March 2021.
On December 17, 2020, the Mississippi PSC issued an order concluding the RMP docket and requiring Mississippi Power to incorporate into its 2021 IRP a schedule of early or anticipated retirement of 950 MWs of fossil-steam generation by year-end 2027 to reduce Mississippi Power's excess reserve margin. Mississippi Power's IRP is scheduled to be filed in April 2021.
See Note 2 to the financial statements under "Mississippi Power" for additional information. The ultimate outcome of these matters cannot be determined at this time.
Southern Power
During 2020, Southern Power completed construction of and placed in service the 200-MW Reading and 136-MW Skookumchuck wind facilities, commenced construction of the 88-MW Garland and 72-MW Tranquillity battery energy storage facilities, and acquired and commenced construction of the 118-MW Glass Sands wind facility.
In January 2020, Southern Power completed the sale of its equity interests in Plant Mankato (including the 385-MW expansion unit completed in May 2019) to a subsidiary of Xcel for a purchase price of approximately $663 million, including final working capital adjustments.
In March 2020, Southern Power entered into an agreement to acquire a controlling membership interest in an approximately 300-MW wind facility located in South Dakota. The acquisition is subject to certain customary conditions to closing, including commercial operation of the facility, which is expected to occur in the first quarter 2021. Subsequent to the acquisition, Southern Power expects to complete a tax equity transaction. The facility's output is contracted under two long-term PPAs. The ultimate outcome of this matter cannot be determined at this time.
In May 2020, Southern Power purchased a controlling interest in the 56-MW Beech Ridge II wind facility located in West Virginia from Invenergy Renewables LLC. The facility's output is contracted under a 12-year PPA.
Southern Power calculates an investment coverage ratio for its generating assets, including those owned with various partners, based on the ratio of investment under contract to total investment using the respective generation facilities' net book value (or expected in-service value for facilities under construction) as the investment amount. With the inclusion of investments associated with the facilities currently under construction, as well as other capacity and energy contracts, Southern Power's average investment coverage ratio at December 31, 2020 was 94% through 2025 and 91% through 2030, with an average remaining contract duration of approximately 14 years.
See Note 15 to the financial statements under "Southern Power" for additional information.
Southern Company Gas
On March 24, 2020, Southern Company Gas completed the sale of its interests in Pivotal LNG and Atlantic Coast Pipeline with aggregate proceeds of $178 million, including final working capital adjustments. On December 1, 2020, Southern Company Gas completed the sale of Jefferson Island for a purchase price of $33 million, including estimated working capital adjustments. See Note 15 to the financial statements under "Southern Company Gas" for additional information.
On June 1, 2020, Virginia Natural Gas filed a general rate case with the Virginia Commission seeking an increase in annual base revenues of $49.6 million based on a ROE of 10.35% and an equity ratio of 54%. Interim rate adjustments became effective November 1, 2020, subject to refund. The Virginia Commission is expected to rule on the requested increase in the second quarter 2021. The ultimate outcome of this matter cannot be determined at this time.
On July 1, 2020, Atlanta Gas Light filed its 2020 GRAM filing with the Georgia PSC requesting an annual base rate increase of $37.6 million. Rates became effective on January 1, 2021 in accordance with Atlanta Gas Light's 2019 rate case order.
On January 14, 2021, Nicor Gas filed a general base rate case with the Illinois Commission, requesting a $293 million increase in annual base rate revenues, including $94 million related to the recovery of investments under the Investing in Illinois program. The requested increase is based on a projected test year ending December 31, 2022, a ROE of 10.35%, and an equity ratio of 54.5%. The Illinois Commission has an 11-month statutory time limit to rule on the requested increase, after which rate adjustments will be effective. The ultimate outcome of this matter cannot be determined at this time.
See Note 2 to the financial statements under "Southern Company Gas – Rate Proceedings" for additional information.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
Key Performance Indicators
In striving to achieve attractive risk-adjusted returns while providing cost-effective energy to approximately 8.6 million electric and gas utility customers collectively, the traditional electric operating companies and Southern Company Gas continue to focus on several key performance indicators. These indicators include, but are not limited to, customer satisfaction, plant availability, electric and natural gas system reliability, and execution of major construction projects. In addition, Southern Company and the Subsidiary Registrants focus on earnings per share (EPS) and net income, respectively, as a key performance indicator. See RESULTS OF OPERATIONS herein for information on the Registrants' financial performance. See RESULTS OF OPERATIONS – "Southern Company Gas – Operating Metrics" for additional information on Southern Company Gas' operating metrics, including Heating Degree Days, customer count, and volumes of natural gas sold.
The financial success of the traditional electric operating companies and Southern Company Gas is directly tied to customer satisfaction. Key elements of ensuring customer satisfaction include outstanding service, high reliability, and competitive prices. The traditional electric operating companies use customer satisfaction surveys to evaluate their results and generally target the top quartile of these surveys in measuring performance. Reliability indicators are also used to evaluate results. See Note 2 to the financial statements under "Alabama Power – Rate RSE" and " – Mississippi Power – Performance Evaluation Plan" for additional information on Alabama Power's Rate RSE and Mississippi Power's PEP rate plan, respectively, both of which contain mechanisms that directly tie customer service indicators to the allowed equity return.
Southern Power continues to focus on several key performance indicators, including, but not limited to, the equivalent forced outage rate and contract availability to evaluate operating results and help ensure its ability to meet its contractual commitments to customers.
RESULTS OF OPERATIONS
Southern Company
Consolidated net income attributable to Southern Company was $3.1 billion in 2020, a decrease of $1.6 billion, or 34.2%, from the prior year. The decrease was primarily due to the $2.6 billion ($1.4 billion after tax) gain on the sale of Gulf Power in 2019 and after-tax charges totaling $242 million in 2020 related to Georgia Power's construction of Plant Vogtle Units 3 and 4. See Notes 2 and 15 to the financial statements under "Georgia Power – Nuclear Construction" and "Southern Company," respectively, for additional information.
Basic EPS was $2.95 in 2020 and $4.53 in 2019. Diluted EPS, which factors in additional shares related to stock-based compensation, was $2.93 in 2020 and $4.50 in 2019. EPS for 2020 and 2019 was negatively impacted by $0.03 and $0.11 per share, respectively, as a result of increases in the average shares outstanding. See Note 8 to the financial statements under "Outstanding Classes of Capital Stock – Southern Company" for additional information.
Dividends paid per share of common stock were $2.54 in 2020 and $2.46 in 2019. In January 2021, Southern Company declared a quarterly dividend of 64 cents per share. For 2020, the dividend payout ratio was 86% compared to 54% for 2019. The increase was due to the decrease in earnings in 2020.
Discussion of Southern Company's results of operations is divided into three parts – the Southern Company system's primary business of electricity sales, its gas business, and its other business activities.

	2020	2019
	(in millions)
Electricity business	$3,115	$3,268
Gas business	590	585
Other business activities	(586)	886
Net Income	$3,119	$4,739

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
Electricity Business
Southern Company's electric utilities generate and sell electricity to retail and wholesale customers. A condensed statement of income for the electricity business follows:

	2020	Increase (Decrease) from 2019
	(in millions)
Electric operating revenues	$16,497	$(598)
Fuel	2,967	(655)
Purchased power	799	(17)
Cost of other sales	94	18
Other operations and maintenance	4,250	(253)
Depreciation and amortization	2,941	469
Taxes other than income taxes	1,024	13
Estimated loss on Plant Vogtle Units 3 and 4	325	325
Impairment charges	—	(3)
(Gain) loss on dispositions, net	(42)	(21)
Total electric operating expenses	12,358	(124)
Operating income	4,139	(474)
Allowance for equity funds used during construction	138	17
Interest expense, net of amounts capitalized	976	(11)
Other income (expense), net	315	81
Income taxes	517	(191)
Net income	3,099	(174)
Less:
Dividends on preferred stock of subsidiaries	15	—
Net income (loss) attributable to noncontrolling interests	(31)	(21)
Net Income Attributable to Southern Company	$3,115	$(153)

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
Electric Operating Revenues
Electric operating revenues for 2020 were $16.5 billion, reflecting a $598 million decrease from 2019. Details of electric operating revenues were as follows:

	2020	2019
	(in millions)
Retail electric — prior year	$14,084
Estimated change resulting from —
Rates and pricing	484
Sales decline	(132)
Weather	(288)
Fuel and other cost recovery	(505)
Retail electric — current year	$13,643	$14,084
Wholesale electric revenues	1,945	2,152
Other electric revenues	672	636
Other revenues	237	223
Electric operating revenues	$16,497	$17,095
Percent change	(3.5)%	(7.9)%
Retail electric revenues decreased $441 million, or 3.1%, in 2020 as compared to the prior year. The significant factors driving this change are shown in the preceding table. The increase in rates and pricing in 2020 was primarily due to Georgia Power's recovery of environmental compliance costs and the impacts of accruals for customer refunds in 2019 related to the Tax Reform Legislation and earnings in excess of the allowed retail ROE range as well as the rate pricing effects of decreased customer usage throughout 2020. The increase was also due to customer bill credits at Alabama Power in 2019 related to the Tax Reform Legislation. These increases were partially offset by lower contributions from commercial and industrial customers with variable demand-driven pricing at Georgia Power.
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
See Note 2 to the financial statements under "Alabama Power" and "Georgia Power" for additional information. Also see "Energy Sales" herein for a discussion of changes in the volume of energy sold, including changes related to sales growth (decline) and weather.
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

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
Wholesale electric revenues from power sales were as follows:

	2020	2019
	(in millions)
Capacity and other	$476	$529
Energy	1,469	1,623
Total	$1,945	$2,152
In 2020, wholesale electric revenues decreased $207 million, or 9.6%, as compared to the prior year due to decreases of $154 million in energy revenues and $53 million in capacity revenues. Energy revenues decreased $98 million at Southern Power and $56 million at the traditional electric operating companies. The decrease at Southern Power primarily resulted from a net decrease in the volume of KWHs sold due to decreased demand and lower natural gas prices, partially offset by increases in sales from solar facilities, wind facilities, and fuel cell generation. The decrease at the traditional electric operating companies was primarily due to lower energy prices. The decrease in capacity revenues was primarily related to the sales of Southern Power's Plant Mankato in the first quarter 2020 and Southern Power's Plant Nacogdoches in the second quarter 2019. See Note 15 to the financial statements for additional information.
Other Electric Revenues
Other electric revenues increased $36 million, or 5.7%, in 2020 as compared to the prior year. The increase was primarily due to an increase of $23 million in transmission revenues, an increase of $15 million from outdoor lighting at Georgia Power, and an increase of $10 million in energy service revenues at Alabama Power, as well as an increase of $6 million from pole attachment agreements at Alabama Power and Georgia Power. These increases were partially offset by a reduction of $26 million largely resulting from the temporary suspension of customer disconnections and late fees related to the COVID-19 pandemic.
Energy Sales
Changes in revenues are influenced heavily by the change in the volume of energy sold from year to year. KWH sales for 2020 and the percent change from the prior year were as follows:

	2020

	Total KWHs	Total KWH Percent Change	Weather-Adjusted Percent Change(*)
	(in billions)
Residential	47.4	(2.2)%	3.1%
Commercial	45.4	(7.5)	(5.7)
Industrial	47.0	(6.2)	(6.2)
Other	0.7	(9.5)	(9.3)
Total retail	140.5	(5.3)	(3.0)%
Wholesale	45.7	(4.9)
Total energy sales	186.2	(5.2)%
(*)Weather-adjusted KWH sales are estimated by removing from KWH sales the effect of deviations from normal temperature conditions, based on statistical models of the historical relationship between temperatures and energy sales. Normal temperature conditions are defined as those experienced in the applicable service territory over a specified historical period. This metric is useful because it allows trends in historical operations to be evaluated apart from the influence of weather conditions. Management also considers this metric in developing long-term capital and financial plans.
Changes in retail energy sales are generally the result of changes in electricity usage by customers, weather, and the number of customers. Weather-adjusted retail energy sales decreased 4.4 billion KWHs in 2020 as compared to the prior year largely due to the COVID-19 pandemic. Weather-adjusted residential usage increases are primarily due to customer growth and an increase in average customer usage, primarily due to work-from-home policies. Weather-adjusted commercial usage decreases are primarily due to lower customer usage resulting from changes in consumer and business behavior in response to the COVID-19 pandemic. Industrial usage decreases are primarily a result of disruptions in supply chain and business operations related to the COVID-19 pandemic and the overall decrease in business activity due to the resulting recession.
See "Electric Operating Revenues" above for a discussion of significant changes in wholesale revenues related to changes in price and KWH sales.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
Other Revenues
Other revenues increased $14 million, or 6.3%, in 2020 as compared to the prior year. The increase was primarily due to increases in unregulated sales of products and services of $9 million at Georgia Power and $5 million at Alabama Power.
Fuel and Purchased Power Expenses
The mix of fuel sources for the generation of electricity is determined primarily by demand, the unit cost of fuel consumed, and the availability of generating units. Additionally, the electric utilities purchase a portion of their electricity needs from the wholesale market.
Details of the Southern Company system's generation and purchased power were as follows:

	2020	2019
Total generation (in billions of KWHs)	176	187
Total purchased power (in billions of KWHs)	18	18
Sources of generation (percent) —
Gas	53	52
Coal	18	22
Nuclear	17	16
Hydro	4	3
Wind, Solar, and Other	8	7
Cost of fuel, generated (in cents per net KWH) —
Gas	2.00	2.36
Coal	2.91	2.87
Nuclear	0.78	0.79
Average cost of fuel, generated (in cents per net KWH)	1.95	2.20
Average cost of purchased power (in cents per net KWH)(*)	4.65	4.66
(*)Average cost of purchased power includes fuel purchased by the Southern Company system for tolling agreements where power is generated by the provider.
In 2020, total fuel and purchased power expenses were $3.8 billion, a decrease of $672 million, or 15.1%, as compared to the prior year. The decrease was primarily the result of a $363 million decrease in the volume of KWHs generated and purchased and a $309 million decrease primarily in the average cost of fuel.
Fuel and purchased power energy transactions at the traditional electric operating companies are generally offset by fuel revenues and do not have a significant impact on net income. See Note 2 to the financial statements for additional information. Fuel expenses incurred under Southern Power's PPAs are generally the responsibility of the counterparties and do not significantly impact net income.
Fuel
In 2020, fuel expense was $3.0 billion, a decrease of $655 million, or 18.1%, as compared to the prior year. The decrease was primarily due to a 23.9% decrease in the volume of KWHs generated by coal, a 15.3% decrease in the average cost of natural gas per KWH generated, and a 2.5% decrease in the volume of KWHs generated by natural gas, partially offset by a 1.4% increase in the average cost of coal per KWH generated.
Purchased Power
In 2020, purchased power expense was $799 million, a decrease of $17 million, or 2.1%, as compared to the prior year. The decrease was primarily due to a 2.7% decrease in the volume of KWHs purchased.
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

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
Other Operations and Maintenance Expenses
Other operations and maintenance expenses decreased $253 million, or 5.6%, in 2020 as compared to the prior year. The decrease reflects the impacts of cost containment activities implemented in 2020 to help offset the effects of the recessionary economy resulting from the COVID-19 pandemic. The decrease primarily results from decreases of $195 million in transmission and distribution expenses at the traditional electric operating companies, including $37 million of increases in reliability NDR credits at Alabama Power, $180 million in scheduled generation outage and maintenance expenses, and $32 million in compliance and environmental expenses at the traditional electric operating companies, partially offset by a $183 million increase in storm damage recovery at Georgia Power as authorized in the 2019 ARP and a $45 million increase in employee compensation and benefit expenses. The decrease also reflects a $32 million increase in nuclear property insurance refunds at Alabama Power and Georgia Power. See Note 2 to the financial statements under "Alabama Power – Rate NDR" and "Georgia Power – Storm Damage Recovery" for additional information.
Depreciation and Amortization
Depreciation and amortization increased $469 million, or 19.0%, in 2020 as compared to the prior year. The increase was due to increased amortization of regulatory assets related to CCR AROs of $203 million and higher depreciation of $178 million as authorized in Georgia Power's 2019 ARP, as well as an increase of $104 million in depreciation associated with additional plant in service. See Note 2 to the financial statements under "Georgia Power – Rate Plans" for additional information.
Estimated Loss on Plant Vogtle Units 3 and 4
In the second and fourth quarters 2020, estimated probable losses of $149 million and $176 million, respectively, were recorded to reflect Georgia Power's revised total project capital cost forecast to complete construction and start-up of Plant Vogtle Units 3 and 4. See Note 2 to the financial statements under "Georgia Power – Nuclear Construction" for additional information.
(Gain) Loss on Dispositions, Net
Gain on dispositions, net increased $21 million in 2020 as compared to the prior year primarily related to the sale of Plant Mankato in the first quarter 2020 and the sale of Plant Nacogdoches in the second quarter 2019. See Note 15 to the financial statements under "Southern Power – Sales of Natural Gas and Biomass Plants" for additional information.
Allowance for Equity Funds Used During Construction
Allowance for equity funds used during construction increased $17 million, or 14.0%, in 2020 as compared to the prior year primarily associated with the construction of Plant Vogtle Units 3 and 4 at Georgia Power. See Note 2 to the financial statements under "Georgia Power – Nuclear Construction – Regulatory Matters" for additional information.
Other Income (Expense), Net
Other income (expense), net increased $81 million, or 34.6%, in 2020 as compared to the prior year primarily related to a $131 million increase in non-service cost-related retirement benefits income, partially offset by a $24 million net decrease associated with a 2019 litigation settlement at Southern Power and a $21 million increase in charitable donations, primarily at Georgia Power. See Note 11 to the financial statements for additional information.
Income Taxes
Income taxes decreased $191 million, or 27.0%, in 2020 as compared to the prior year. The decrease was primarily due to $208 million of flowback of excess deferred income taxes in 2020 as authorized in Georgia Power's 2019 ARP and a $90 million decrease associated with lower pre-tax earnings, primarily from charges associated with the construction of Plant Vogtle Units 3 and 4 at Georgia Power, partially offset by a $75 million income tax benefit in 2019 resulting from ITCs recognized upon the sale of Plant Nacogdoches and a $24 million net increase related to the application of an accounting order associated with the Tax Reform Legislation in the prior year at Alabama Power. See Note 2 to the financial statements under "Georgia Power – Rate Plans" and – "Nuclear Construction" for additional information.
Net Income (Loss) Attributable to Noncontrolling Interests
Substantially all noncontrolling interests relate to renewable projects at Southern Power. Net loss attributable to noncontrolling interests increased $21 million in 2020 as compared to the prior year. The increased loss was primarily due to an allocation to the noncontrolling interest partner of approximately $26 million of income related to a litigation settlement at Southern Power in 2019.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
Gas Business
Southern Company Gas distributes natural gas through utilities in four states and is involved in several other complementary businesses including gas pipeline investments, wholesale gas services, and gas marketing services.
A condensed statement of income for the gas business follows:

	2020	Increase (Decrease) from 2019
	(in millions)
Operating revenues	$3,434	$(358)
Cost of natural gas	972	(347)
Other operations and maintenance	966	78
Depreciation and amortization	500	13
Taxes other than income taxes	206	(7)
Impairment charges	—	(115)
(Gain) loss on dispositions, net	(22)	(22)
Total operating expenses	2,622	(400)
Operating income	812	42
Earnings from equity method investments	141	(16)
Interest expense, net of amounts capitalized	231	(1)
Other income (expense), net	41	21
Income taxes	173	43
Net income	$590	$5
Seasonality of Results
During the period from November through March when natural gas usage and operating revenues are generally higher (Heating Season), more customers are connected to Southern Company Gas' distribution systems and natural gas usage is higher in periods of colder weather. Occasionally in the summer, operating revenues are impacted due to peak usage by power generators in response to summer energy demands. Southern Company Gas' base operating expenses, excluding cost of natural gas, bad debt expense, and certain incentive compensation costs, are incurred relatively equally over any given year. Thus, operating results can vary significantly from quarter to quarter as a result of seasonality. For 2020, the percentage of operating revenues and net income generated during the Heating Season (January through March and November through December) were 67.6% and 85.6%, respectively. For 2019, the percentage of operating revenues and net income generated during the Heating Season were 68.7% and 86.8%, respectively.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
Operating Revenues
Operating revenues in 2020 were $3.4 billion, a $358 million decrease compared to 2019. Details of operating revenues were as follows:

2020
(in millions)
Operating revenues – prior year	$3,792
Estimated change resulting from –
Infrastructure replacement programs and base rate changes	186
Gas costs and other cost recovery	(319)
Wholesale gas services	(220)
Other	(5)
Operating revenues – current year	$3,434
Percent change	(9.4)%
Revenues at the natural gas distribution utilities increased in 2020 compared to the prior year due to base rate increases and continued investments recovered through infrastructure replacement programs, including increases of $107 million at Nicor Gas and $68 million at Atlanta Gas Light. See Note 2 to the financial statements under "Southern Company Gas" for additional information.
Revenues associated with gas costs and other cost recovery decreased in 2020 compared to the prior year primarily due to lower natural gas prices and lower sales volumes as a result of warmer weather. The natural gas distribution utilities have weather or revenue normalization mechanisms that mitigate revenue fluctuations from customer consumption changes. Natural gas distribution rates include provisions to adjust billings for fluctuations in natural gas costs. Therefore, gas costs recovered through natural gas revenues generally equal the amount expensed in cost of natural gas and do not affect net income from the natural gas distribution utilities. See "Cost of Natural Gas" herein for additional information.
Revenues from wholesale gas services decreased in 2020 primarily due to lower derivative gains and decreased commercial activity as a result of warmer weather.
Southern Company Gas hedged its exposure to warmer-than-normal weather in Illinois for gas distribution operations and in Illinois and Georgia for gas marketing services. The remaining impacts of weather on earnings were immaterial.
Cost of Natural Gas
Excluding Atlanta Gas Light, which does not sell natural gas to end-use customers, the natural gas distribution utilities charge their utility customers for natural gas consumed using natural gas cost recovery mechanisms set by the applicable state regulatory agencies. Under these mechanisms, all prudently-incurred natural gas costs are passed through to customers without markup, subject to regulatory review. The natural gas distribution utilities defer or accrue the difference between the actual cost of natural gas and the amount of commodity revenue earned in a given period. The deferred or accrued amount is either billed or refunded to customers prospectively through adjustments to the commodity rate. Deferred natural gas costs are reflected as regulatory assets and accrued natural gas costs are reflected as regulatory liabilities. Therefore, gas costs recovered through natural gas revenues generally equal the amount expensed in cost of natural gas and do not affect net income from the natural gas distribution utilities. Cost of natural gas at the natural gas distribution utilities represented 88.3% of the total cost of natural gas for 2020.
Gas marketing services customers are charged for actual and estimated natural gas consumed. Cost of natural gas includes the cost of fuel and associated transportation costs, lost and unaccounted for gas, adjustments to reduce the value of inventories to market value, if applicable, and gains and losses associated with certain derivatives.
Cost of natural gas was $1.0 billion, a decrease of $347 million, or 26.3%, in 2020 compared to the prior year, which reflects a 23.6% decrease in natural gas prices compared to 2019 and decreased volumes primarily as a result of warmer weather.
Other Operations and Maintenance Expenses
Other operations and maintenance expenses increased $78 million, or 8.8%, in 2020 compared to the prior year. The increase was primarily due to increases of $40 million in compensation and benefit expenses, $10 million in charitable donations, $12 million

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
in pipeline repair, compliance, and maintenance activities, and $19 million in expenses passed through directly to customers primarily related to bad debt.
Depreciation and Amortization
Depreciation and amortization increased $13 million, or 2.7%, in 2020 compared to the prior year. This increase was primarily due to continued infrastructure investments at the natural gas distribution utilities. See Note 2 to the financial statements under "Southern Company Gas – Infrastructure Replacement Programs and Capital Projects" for additional information.
Impairment Charges
In 2019, Southern Company Gas recorded impairment charges of $91 million related to Jefferson Island and $24 million in contemplation of the sale of its interests in Pivotal LNG and Atlantic Coast Pipeline. See Notes 3 and 15 to the financial statements under "Other Matters – Southern Company Gas" and "Southern Company Gas," respectively, for additional information.
(Gain) Loss on Dispositions, Net
In 2020, gain on dispositions, net was $22 million resulting from the sale of Jefferson Island. See Note 15 to the financial statements under "Southern Company Gas" for additional information.
Earnings from Equity Method Investments
Earnings from equity method investments decreased $16 million, or 10.2%, in 2020 compared to the prior year. This decrease was primarily due to a $12 million decrease in earnings from SNG as a result of lower demand and firm revenues and a $9 million decrease in earnings as a result of the sale of Atlantic Coast Pipeline in the first quarter 2020, partially offset by a $6 million pre-tax loss on the sale of Triton in May 2019. See Notes 7 and 15 to the financial statements under "Southern Company Gas" for additional information.
Other Income (Expense), Net
Other income (expense), net increased $21 million in 2020 compared to the prior year. This increase primarily resulted from an increase in non-service cost-related retirement benefits income. See Note 11 to the financial statements for additional information.
Income Taxes
Income taxes increased $43 million, or 33.1%, in 2020 compared to the prior year. This increase was primarily due to the reversal of a federal income tax valuation allowance in connection with the sale of Triton in 2019, a decrease in the flowback of excess deferred income taxes in 2020 at Atlanta Gas Light as previously authorized by the Georgia PSC, and higher pre-tax earnings. See Note 2 to the financial statements under "Southern Company Gas," Note 10 to the financial statements, and Note 15 to the financial statements under "Southern Company Gas" for additional information.
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

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
A condensed statement of income for Southern Company's other business activities follows:

	2020	Increase (Decrease) from 2019
	(in millions)
Operating revenues	$444	$(88)
Cost of other sales	234	(125)
Other operations and maintenance	196	(35)
Depreciation and amortization	77	(3)
Taxes other than income taxes	4	(2)
Impairment charges	—	(50)
(Gain) loss on dispositions, net	(1)	2,547
Total operating expenses	510	2,332
Operating income (loss)	(66)	(2,420)
Interest expense	614	97
Impairment of leveraged leases	206	206
Other income (expense), net	3	(6)
Income taxes (benefit)	(297)	(1,257)
Net income (loss)	$(586)	$(1,472)
Operating Revenues
Southern Company's operating revenues for these other business activities decreased $88 million, or 16.5%, in 2020 as compared to the prior year primarily from the sales of PowerSecure's utility infrastructure services business in July 2019 and its lighting business in December 2019, as well as the wind-down of a segment of PowerSecure's distributed infrastructure business in the first quarter 2020. These decreases were partially offset by PowerSecure's continued growth in the core distributed infrastructure business and an increase at Southern Linc related to a contract for the design and construction of a fiber optic system. See Note 15 to the financial statements under "Southern Company" for additional information.
Cost of Other Sales
Cost of other sales for these other business activities decreased $125 million, or 34.8%, in 2020 as compared to the prior year primarily from the sales of PowerSecure's utility infrastructure services business in July 2019 and its lighting business in December 2019, as well as the wind-down of a segment of PowerSecure's distributed infrastructure business in the first quarter 2020. These decreases were partially offset by PowerSecure's continued growth in the core distributed infrastructure business. See Note 15 to the financial statements under "Southern Company" for additional information.
Other Operations and Maintenance Expenses
Other operations and maintenance expenses for these other business activities decreased $35 million, or 15.2%, in 2020 as compared to the prior year. The decrease was primarily due to the sales of PowerSecure's utility infrastructure services business in July 2019 and its lighting business in December 2019, partially offset by an increase at Southern Linc related to the design and construction of a fiber optic system. See Note 15 to the financial statements under "Southern Company" for additional information.
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

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
Interest Expense
Interest expense for these other business activities increased $97 million, or 18.8%, in 2020 as compared to the prior year primarily due to an increase in average outstanding long-term borrowings and fees associated with the extinguishment of debt at the parent company. See Note 8 to the financial statements for additional information.
Impairment of Leveraged Leases
Impairment charges totaling $206 million were recorded in 2020 related to leveraged lease investments at Southern Holdings. See Notes 1 and 3 to the financial statements under "Leveraged Leases" and "Other Matters – Southern Company," respectively, for additional information.
Other Income (Expense), Net
Other income (expense), net for these other business activities decreased $6 million, or 66.7%, in 2020 as compared to the prior year primarily due to a $32 million increase in charitable donations at the parent company, partially offset by a $15 million increase in leveraged lease income at Southern Holdings, primarily due to an impairment charge in 2019, and a $9 million increase related to investment income at Southern Holdings.
Income Taxes (Benefit)
Income taxes for these other business activities decreased $1.3 billion in 2020 as compared to the prior year primarily due to the tax impacts related to the sale of Gulf Power. See Note 10 to the financial statements and Note 15 to the financial statements under "Southern Company" for additional information.
Alabama Power
Alabama Power's 2020 net income after dividends on preferred stock was $1.15 billion, representing an $80 million, or 7.5%, increase over the previous year. The increase was primarily due to a decrease in operations and maintenance expenses, an increase in retail revenues associated with the impact of customer bill credits issued in 2019 related to the Tax Reform Legislation, and an increase in non-service cost-related retirement benefits income. These increases to income were partially offset by decreases in retail revenues associated with milder weather in 2020 when compared to 2019 and lower customer usage in the industrial and commercial sectors as a result of the COVID-19 pandemic. See Note 2 to the financial statements under "Alabama Power – Rate RSE" for additional information.
A condensed income statement for Alabama Power follows:

	2020	Increase (Decrease) from 2019
	(in millions)
Operating revenues	$5,830	$(295)
Fuel	970	(142)
Purchased power	319	(84)
Other operations and maintenance	1,619	(202)
Depreciation and amortization	812	19
Taxes other than income taxes	416	13
Total operating expenses	4,136	(396)
Operating income	1,694	101
Allowance for equity funds used during construction	46	(6)
Interest expense, net of amounts capitalized	338	2
Other income (expense), net	100	54
Income taxes	337	67
Net income	1,165	80
Dividends on preferred stock	15	—
Net income after dividends on preferred stock	$1,150	$80

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
Operating Revenues
Operating revenues for 2020 were $5.8 billion, reflecting a $295 million decrease from 2019. Details of operating revenues were as follows:

	2020	2019
	(in millions)
Retail — prior year	$5,501
Estimated change resulting from —
Rates and pricing	51
Sales decline	(50)
Weather	(105)
Fuel and other cost recovery	(184)
Retail — current year	$5,213	$5,501
Wholesale revenues —
Non-affiliates	269	258
Affiliates	46	81
Total wholesale revenues	315	339
Other operating revenues	302	285
Total operating revenues	$5,830	$6,125
Percent change	(4.8)%	1.5%
Retail revenues in 2020 were $5.2 billion. These revenues decreased $288 million, or 5.2%, in 2020 as compared to the prior year. The decrease in 2020 was primarily due to fuel and other cost recovery driven by decreases in generation and the average cost of fuel, milder weather in 2020 when compared to 2019, and a decline in commercial and industrial sales due to social distancing and safer-at-home guidelines related to the COVID-19 pandemic. These decreases were partially offset by customer bill credits issued in 2019 related to the Tax Reform Legislation and an increase in Rate CNP Compliance revenue in 2020.
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
Wholesale revenues from power sales to non-affiliated utilities were as follows:

	2020	2019
	(in millions)
Capacity and other	$127	$102
Energy	142	156
Total non-affiliated	$269	$258
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
In 2020, wholesale revenues from sales to non-affiliates increased $11 million, or 4.3%, as compared to the prior year primarily due to a $25 million increase in non-affiliated capacity revenues as a result of a new power sales agreement which began in

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
September 2020, partially offset by a 17% decrease in the price of energy due to lower natural gas prices. See Notes 2 and 15 to the financial statements under "Alabama Power – Petition for Certificate of Convenience and Necessity" and "Alabama Power," respectively, for additional information.
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
In 2020, wholesale revenues from sales to affiliates decreased $35 million, or 43.2%, as compared to the prior year. In 2020, KWH sales decreased 30% due to decreased generation related to lower demand and the price of energy decreased 18.4% as a result of lower natural gas prices.
In 2020, other operating revenues increased $17 million, or 6.0%, as compared to the prior year primarily due to increases in transmission and energy service revenues and unregulated sales of products and services, partially offset by decreased revenues resulting from the temporary suspension of customer disconnections and late fees related to the COVID-19 pandemic.
Energy Sales
Changes in revenues are influenced heavily by the change in the volume of energy sold from year to year. KWH sales for 2020 and the percent change from the prior year were as follows:

	2020
	Total KWHs	Total KWH Percent Change	Weather-Adjusted Percent Change
	(in billions)
Residential	17.6	(3.5)%	2.7%
Commercial	12.4	(8.3)	(6.3)
Industrial	20.4	(8.0)	(8.0)
Other	0.2	(11.3)	(11.3)
Total retail	50.6	(6.6)	(4.0)%
Wholesale
Non-affiliates	6.3	23.8
Affiliates	2.5	(30.0)
Total wholesale	8.8	1.9
Total energy sales	59.4	(5.4)%
Changes in retail energy sales are generally the result of changes in electricity usage by customers, weather, and the number of customers. Revenues attributable to changes in sales decreased in 2020 when compared to 2019 largely due to the COVID-19 pandemic. In 2020, weather-adjusted residential KWH sales were 2.7% higher compared to 2019 primarily due to COVID-19 pandemic impacts. Weather-adjusted commercial KWH sales decreased 6.3% primarily due to lower customer usage resulting from social distancing and safer-at-home guidelines related to the COVID-19 pandemic. Industrial KWH sales decreased 8.0% primarily as a result of disruptions in supply chain and business operations related to the COVID-19 pandemic.
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

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
Details of Alabama Power's generation and purchased power were as follows:

	2020	2019
Total generation (in billions of KWHs)	55.2	56.9
Total purchased power (in billions of KWHs)	6.9	9.5
Sources of generation (percent) —
Coal	39	45
Nuclear	27	25
Gas	24	21
Hydro	10	9
Cost of fuel, generated (in cents per net KWH) —
Coal	2.74	2.69
Nuclear	0.75	0.77
Gas	1.90	2.47
Average cost of fuel, generated (in cents per net KWH)(a)	1.92	2.11
Average cost of purchased power (in cents per net KWH)(b)	4.82	4.39
(a)KWHs generated by hydro are excluded from the average cost of fuel, generated.
(b)Average cost of purchased power includes fuel, energy, and transmission purchased by Alabama Power for tolling agreements where power is generated by the provider.
Fuel and purchased power expenses were $1.3 billion in 2020, a decrease of $226 million, or 14.9%, compared to 2019. The decrease was primarily due to a $189 million decrease related to the volume of KWHs purchased and generated and a $37 million net decrease in the average cost of fuel and purchased power.
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
Fuel
Fuel expenses were $970 million in 2020, a decrease of $142 million, or 12.8%, compared to 2019. The decrease was primarily due to a 23.1% decrease in the average cost of KWHs generated by natural gas, which excludes tolling agreements, a 15.6% decrease in the volume of KWHs generated by coal, and a 14.2% increase in the volume of KWHs generated by hydro.
Purchased Power – Non-Affiliates
Purchased power expense from non-affiliates was $191 million in 2020, a decrease of $12 million, or 5.9%, compared to 2019. This decrease was primarily due to a 6.4% decrease in the amount of energy purchased as a result of milder weather during 2020 as compared to 2019, partially offset by a 1.9% increase in the average cost per KWH purchased due to decreased generation from PPAs.
Energy purchases from non-affiliates will vary depending on the market prices of wholesale energy as compared to the cost of the Southern Company system's generation, demand for energy within the Southern Company system's service territory, and the availability of the Southern Company system's generation.
Purchased Power – Affiliates
Purchased power expense from affiliates was $128 million in 2020, a decrease of $72 million, or 36.0%, compared to 2019. This decrease was primarily due to a 41.9% decrease in the amount of energy purchased primarily related to milder weather during 2020 as compared to 2019. This decrease was partially offset by a 10.3% increase in the average cost per KWH purchased due to decreased generation from PPAs.
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

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
Other Operations and Maintenance Expenses
In 2020, other operations and maintenance expenses decreased $202 million, or 11.1%, as compared to the prior year. The decrease reflects the impact of cost containment activities implemented to help offset the effects of the recessionary economy resulting from the COVID-19 pandemic. The decrease was primarily due to decreases of $88 million in generation expenses, $27 million in vegetation management costs, $27 million in accruals to the NDR, and $20 million in Rate CNP Compliance-related expenses, as well as a $37 million increase in reliability NDR credits. See Note 2 to the financial statements under "Alabama Power – Rate NDR" and " – Rate CNP Compliance" for additional information.
Other Income (Expense), Net
Other income (expense), net increased $54 million, or 117.4%, in 2020 as compared to the prior year primarily due to an increase in non-service cost-related retirements benefits income. See Note 11 to the financial statements for additional information.
Income Taxes
Income taxes increased $67 million, or 24.8%, in 2020 as compared to the prior year primarily due to an increase in pre-tax net income and the application in 2019 of an Alabama PSC accounting order related to the Tax Reform Legislation. See Note 2 to the financial statements under "Alabama Power – Tax Reform Accounting Order" for additional information.
Georgia Power
Georgia Power's 2020 net income was $1.6 billion, representing a $145 million, or 8.4%, decrease from the previous year. The decrease was primarily due to after-tax charges totaling $242 million in 2020 related to the construction of Plant Vogtle Units 3 and 4, as well as lower retail revenues associated with milder weather as compared to 2019 and decreased customer usage resulting from the COVID-19 pandemic, partially offset by related cost containment activities and the impacts of accruals in 2019 for customer refunds. See Note 2 to the financial statements under "Georgia Power – Nuclear Construction" for additional information on the construction of Plant Vogtle Units 3 and 4.
A condensed income statement for Georgia Power follows:

	2020	Increase (Decrease) from 2019
	(in millions)
Operating revenues	$8,309	$(99)
Fuel	1,141	(303)
Purchased power	1,049	(47)
Other operations and maintenance	1,953	(19)
Depreciation and amortization	1,425	444
Taxes other than income taxes	444	(10)
Estimated loss on Plant Vogtle Units 3 and 4	325	325
Total operating expenses	6,337	390
Operating income	1,972	(489)
Interest expense, net of amounts capitalized	425	16
Other income (expense), net	180	40
Income taxes	152	(320)
Net income	$1,575	$(145)

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
Operating Revenues
Operating revenues for 2020 were $8.3 billion, a $99 million decrease from 2019. Details of operating revenues were as follows:

	2020	2019
	(in millions)
Retail — prior year	$7,707
Estimated change resulting from —
Rates and pricing	462
Sales decline	(71)
Weather	(179)
Fuel cost recovery	(310)
Retail — current year	7,609	$7,707
Wholesale revenues	115	140
Other operating revenues	585	561
Total operating revenues	$8,309	$8,408
Percent change	(1.2)%	(0.1)%
Retail revenues of $7.6 billion in 2020 decreased $98 million, or 1.3%, compared to 2019. The significant factors driving this change are shown in the preceding table. The increase in rates and pricing was primarily due to an increase in revenue recognized under the ECCR tariff effective January 1, 2020 as authorized in the 2019 ARP and the impacts of accruals in 2019 for customer refunds related to the Tax Reform Legislation and earnings in excess of the allowed retail ROE range, as well as the rate pricing effects of decreased customer usage throughout 2020 in the commercial and industrial classes. Partially offsetting these increases were lower contributions from commercial and industrial customers with variable demand-driven pricing. See Note 2 to the financial statements under "Georgia Power – Rate Plans" for additional information.
See "Energy Sales" below for a discussion of changes in the volume of energy sold, including changes related to the sales decline in 2020.
Electric rates include provisions to adjust billings for fluctuations in fuel costs, including the energy component of purchased power costs. Under these fuel cost recovery provisions, fuel revenues generally equal fuel expenses and do not affect net income. See Note 2 to the financial statements under "Georgia Power – Fuel Cost Recovery" for additional information.
Wholesale revenues from power sales were as follows:

	2020	2019
	(in millions)
Capacity and other	$51	$55
Energy	64	85
Total	$115	$140
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
In 2020, wholesale revenues decreased $25 million, or 17.9%, as compared to 2019 primarily due to the expiration of a non-affiliate PPA and lower energy prices.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
Other operating revenues increased $24 million, or 4.3%, in 2020 from the prior year primarily due to increases of $33 million in unregulated sales associated with power delivery construction and maintenance contracts and outdoor lighting, $8 million in pole attachment revenues, and $6 million in open access transmission tariff sales, partially offset by decreases of $13 million largely resulting from the temporary suspension of customer disconnections and late fees related to the COVID-19 pandemic and $10 million from unregulated sales associated with energy conservation projects.
Energy Sales
Changes in revenues are influenced heavily by the change in the volume of energy sold from year to year. KWH sales for 2020 and the percent change from the prior year were as follows:

	2020
	Total KWHs	Total KWH Percent Change	Weather-Adjusted Percent Change
	(in billions)
Residential	27.8	(1.3)%	3.4%
Commercial	30.5	(7.1)	(5.3)
Industrial	22.0	(4.8)	(4.5)
Other	0.5	(9.3)	(9.1)
Total retail	80.8	(4.6)	(2.2)%
Wholesale	2.7	(9.8)
Total energy sales	83.5	(4.8)%
Changes in retail energy sales are generally the result of changes in electricity usage by customers, weather, and the number of customers. Revenues attributable to changes in sales decreased in 2020 when compared to 2019 largely due to the COVID-19 pandemic. In 2020, weather-adjusted residential KWH sales increased 3.4% compared to 2019 primarily due to customer growth and an increase in average customer usage, primarily due to work-from-home policies. Weather-adjusted commercial KWH sales decreased 5.3% primarily due to lower customer usage resulting from changes in consumer and business behavior in response to the COVID-19 pandemic. Weather-adjusted industrial KWH sales decreased 4.5% primarily as a result of disruptions in supply chain and business operations related to the COVID-19 pandemic.
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

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
Details of Georgia Power's generation and purchased power were as follows:

	2020	2019
Total generation (in billions of KWHs)	56.8	62.6
Total purchased power (in billions of KWHs)	30.5	29.1
Sources of generation (percent) —
Gas	52	47
Nuclear	27	26
Coal	16	24
Hydro and other	5	3
Cost of fuel, generated (in cents per net KWH) —
Gas	2.19	2.42
Nuclear	0.80	0.81
Coal	3.23	3.09
Average cost of fuel, generated (in cents per net KWH)	1.96	2.16
Average cost of purchased power (in cents per net KWH)(*)	3.69	4.21
(*) Average cost of purchased power includes fuel purchased by Georgia Power for tolling agreements where power is generated by the provider.
Fuel and purchased power expenses were $2.2 billion in 2020, a decrease of $350 million, or 13.8%, compared to 2019. The decrease was due to a decrease of $215 million related to the average cost of fuel and purchased power and a net decrease of $135 million related to the volume of KWHs generated and purchased.
Fuel and purchased power energy transactions do not have a significant impact on earnings since these fuel expenses are generally offset by fuel revenues through Georgia Power's fuel cost recovery mechanism. See Note 2 to the financial statements under "Georgia Power – Fuel Cost Recovery" for additional information.
Fuel
Fuel expense was $1.1 billion in 2020, a decrease of $303 million, or 21.0%, compared to 2019. The decrease was primarily due to a 40.3% decrease in the volume of KWHs generated by coal and a 9.5% decrease in the average cost of natural gas per KWH generated.
Purchased Power - Non-Affiliates
Purchased power expense from non-affiliates was $540 million in 2020, an increase of $19 million, or 3.6%, compared to 2019. The increase was primarily due to an increase of 4.7% in the volume of KWHs purchased primarily due to the availability of lower cost market resources, partially offset by a 2.8% decrease in the average cost per KWH purchased primarily resulting from lower energy prices.
Energy purchases from non-affiliates will vary depending on the market prices of wholesale energy as compared to the cost of the Southern Company system's generation, demand for energy within the Southern Company system's electric service territory, and the availability of the Southern Company system's generation.
Purchased Power - Affiliates
Purchased power expense from affiliates was $509 million in 2020, a decrease of $66 million, or 11.5%, compared to 2019. The decrease was primarily due to the expiration of a PPA and a 19.9% decrease in the average cost per KWH purchased primarily resulting from lower energy prices, partially offset by an increase of 4.4% in the volume of KWHs purchased due to lower cost Southern Company system resources as compared to available Georgia Power-owned generation.
Energy purchases from affiliates will vary depending on the demand and the availability and cost of generating resources at each company within the Southern Company system. These purchases are made in accordance with the IIC or other contractual agreements, all as approved by the FERC.
Other Operations and Maintenance Expenses
In 2020, other operations and maintenance expenses decreased $19 million, or 1.0%, compared to 2019. The decrease was primarily due to decreases of $85 million in distribution- and transmission-related expenses, $78 million associated with

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
generation maintenance and scheduled outages, $19 million in customer service and sales expense, and $12 million associated with generation environmental projects. These decreases reflect the impacts of cost containment activities implemented to help offset the effects of the recessionary economy resulting from the COVID-19 pandemic. Other expense reductions include a decrease of $15 million related to an adjustment in 2019 for FERC fees following the conclusion of a multi-year audit of headwater benefits associated with hydro facilities and an $11 million increase in nuclear property insurance refunds. Partially offsetting these decreases were increases of $183 million in storm damage recovery as authorized in the 2019 ARP and $20 million in employee benefit expenses. See Note 2 to the financial statements under "Georgia Power – Storm Damage Recovery" for additional information.
Depreciation and Amortization
Depreciation and amortization increased $444 million, or 45.3%, in 2020 compared to 2019. The increase primarily reflects increased amortization of regulatory assets related to CCR AROs of $203 million and higher depreciation of $178 million as authorized in the 2019 ARP. Also contributing to the increase was a $67 million increase in depreciation associated with additional plant in service. See Notes 2 and 5 to the financial statements under "Georgia Power – Rate Plans – 2019 ARP" and "Depreciation and Amortization," respectively, for additional information.
Estimated Loss on Plant Vogtle Units 3 and 4
In the second and fourth quarters 2020, estimated probable losses of $149 million and $176 million, respectively, were recorded to reflect Georgia Power's revised total project capital cost forecast to complete construction and start-up of Plant Vogtle Units 3 and 4. See Note 2 to the financial statements under "Georgia Power – Nuclear Construction" for additional information.
Interest Expense, Net of Amounts Capitalized
In 2020, interest expense, net of amounts capitalized increased $16 million, or 3.9%, compared to 2019. The increase was primarily due to a $36 million increase in interest expense associated with an increase in average outstanding long-term borrowings, partially offset by a $20 million increase in amounts capitalized in connection with the construction of Plant Vogtle Units 3 and 4. See FINANCIAL CONDITION AND LIQUIDITY – "Sources of Capital" and "Financing Activities" herein for additional information on borrowings and Note 2 to the financial statements under "Georgia Power – Nuclear Construction" for additional information regarding Plant Vogtle Units 3 and 4.
Other Income (Expense), Net
In 2020, other income (expense), net increased $40 million, or 28.6%, compared to the prior year primarily due to a $42 million increase in non-service cost-related retirement benefits income and a $23 million increase in AFUDC equity primarily associated with the construction of Plant Vogtle Units 3 and 4, partially offset by a $20 million increase in charitable donations. See Note 11 to the financial statements for additional information on Georgia Power's net periodic pension and other postretirement benefit costs and Note 2 to the financial statements under "Georgia Power – Nuclear Construction" for additional information regarding Plant Vogtle Units 3 and 4.
Income Taxes
Income taxes decreased $320 million, or 67.8%, in 2020 compared to the prior year primarily as a result of the flowback of excess deferred income taxes in 2020 as authorized in the 2019 ARP and lower pre-tax earnings, which includes the charges in the second and fourth quarters 2020 associated with the construction of Plant Vogtle Units 3 and 4. See Note 2 to the financial statements under "Georgia Power – Nuclear Construction" and Note 10 to the financial statements for additional information.
Mississippi Power
Mississippi Power's net income was $152 million in 2020 compared to $139 million in 2019. The increase was primarily due to a decrease in operations and maintenance expenses primarily associated with a 2019 accrual for the closeout of a DOE contract related to the Kemper County energy facility, a decrease in income taxes associated with the flowback of excess deferred income taxes, and a decrease in amortization associated with ECO Plan regulatory assets, substantially offset by a decrease in revenues as a result of a base rate reduction that became effective for the first billing cycle of April 2020, as well as a decrease in customer usage due to the COVID-19 pandemic.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
A condensed income statement for Mississippi Power follows:

	2020	Increase (Decrease) from 2019
	(in millions)
Operating revenues	$1,172	$(92)
Fuel	350	(57)
Purchased power	22	2
Other operations and maintenance	284	(23)
Depreciation and amortization	183	(9)
Taxes other than income taxes	124	11
Total operating expenses	963	(76)
Operating income	209	(16)
Interest expense, net of amounts capitalized	60	(9)
Other income (expense), net	17	4
Income taxes (benefit)	14	(16)
Net income	$152	$13
Operating Revenues
Operating revenues for 2020 were $1.2 billion, a $92 million decrease from 2019. Details of operating revenues were as follows:

	2020	2019
	(in millions)
Retail — prior year	$877
Estimated change resulting from —
Rates and pricing	(29)
Sales decline	(11)
Weather	(5)
Fuel and other cost recovery	(11)
Retail — current year	821	$877
Wholesale revenues —
Non-affiliates	215	237
Affiliates	111	132
Total wholesale revenues	326	369
Other operating revenues	25	18
Total operating revenues	$1,172	$1,264
Percent change	(7.3)%	(0.1)%
Total retail revenues for 2020 decreased $56 million, or 6.4%, compared to 2019 primarily due to decreases in rates in accordance with the Mississippi Power Rate Case Settlement Agreement, a decrease in customer usage due to the COVID-19 pandemic, and a decrease in fuel and other cost recovery revenues primarily as a result of lower recoverable fuel costs.
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

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
Power's service territory. See Note 2 to the financial statements under "Mississippi Power – Fuel Cost Recovery" for additional information.
Wholesale revenues from power sales to non-affiliated utilities, including FERC-regulated MRA sales as well as market-based sales, were as follows:

	2020	2019
	(in millions)
Capacity and other	$3	$3
Energy	212	234
Total non-affiliated	$215	$237
Wholesale revenues from sales to non-affiliates will vary depending on fuel prices, the market prices of wholesale energy compared to the cost of Mississippi Power's and the Southern Company system's generation, demand for energy within the Southern Company system's electric service territory, and the availability of the Southern Company system's generation. Increases and decreases in energy revenues that are driven by fuel prices are accompanied by an increase or decrease in fuel costs and do not have a significant impact on net income. In addition, Mississippi Power provides service under long-term contracts with rural electric cooperative associations and a municipality located in southeastern Mississippi under full requirements cost-based electric tariffs which are subject to regulation by the FERC. The contracts with these wholesale customers represented 15.3% of Mississippi Power's total operating revenues in 2020 and are generally subject to 10-year rolling cancellation notices. Historically, these wholesale customers have acted as a group and any changes in contractual relationships for one customer are likely to be followed by the other wholesale customers. Short-term opportunity energy sales are also included in sales for resale to non-affiliates. These opportunity sales are made at market-based rates that generally provide a margin above Mississippi Power's variable cost to produce the energy.
Wholesale revenues from sales to non-affiliates decreased $22 million, or 9.3%, compared to 2019. This decrease was primarily due to decreases in revenue from MRA customers as a result of lower fuel costs, milder weather, decreased customer usage as a result of the COVID-19 pandemic, and fewer opportunity sales.
Wholesale revenues from sales to affiliates will vary depending on demand and the availability and cost of generating resources at each company. These affiliate sales are made in accordance with the IIC, as approved by the FERC. These transactions do not have a significant impact on earnings since this energy is generally sold at marginal cost.
Wholesale revenues from sales to affiliates decreased $21 million, or 15.9%, in 2020 compared to 2019. This decrease was primarily due to a $34 million decrease associated with lower natural gas prices, partially offset by a $13 million increase associated with higher KWH sales due to the dispatch of Mississippi Power's generation resources to serve the Southern Company system's territorial load.
Other operating revenues increased $7 million, or 38.9%, in 2020 as compared to the prior year primarily due to an increase in open access transmission tariff revenues.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
Energy Sales
Changes in revenues are influenced heavily by the change in the volume of energy sold from year to year. KWH sales for 2020 and the percent change from the prior year were as follows:

	2020
	Total KWHs	Total KWH Percent Change	Weather-Adjusted Percent Change
	(in millions)
Residential	2,023	(1.9)%	3.3%
Commercial	2,513	(7.4)	(7.0)
Industrial	4,558	(4.9)	(4.9)
Other	35	(3.3)	(3.3)
Total retail	9,129	(5.0)	(3.8)%
Wholesale
Non-affiliated	3,784	(4.6)
Affiliated	5,226	9.8
Total wholesale	9,010	3.3
Total energy sales	18,139	(1.1)%
Changes in retail energy sales are generally the result of changes in electricity usage by customers, weather, and the number of customers. Revenues attributable to changes in sales decreased in 2020 when compared to 2019 largely due to the COVID-19 pandemic. Weather-adjusted residential KWH sales increased 3.3% compared to 2019 primarily due to an increase in average customer usage as a result of changes in customer behavior and work-from-home policies in response to the COVID-19 pandemic. Weather-adjusted commercial KWH sales decreased 7.0% primarily due to lower customer usage resulting from changes in consumer and business behavior, including the temporary closure of casinos, in response to the COVID-19 pandemic. Industrial KWH sales decreased 4.9% primarily as a result of disruptions in supply chain and business operations driven by the COVID-19 pandemic and the overall decrease in business activity due to the resulting recession.
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
Details of Mississippi Power's generation and purchased power were as follows:

	2020	2019
Total generation (in millions of KWHs)	17,833	18,269
Total purchased power (in millions of KWHs)	688	529
Sources of generation (percent) –
Gas	94	94
Coal	6	6
Cost of fuel, generated (in cents per net KWH) –
Gas	1.97	2.26
Coal	3.62	4.05
Average cost of fuel, generated (in cents per net KWH)	2.08	2.37
Average cost of purchased power (in cents per net KWH)	3.27	3.71
Fuel and purchased power expenses were $372 million in 2020, a decrease of $55 million, or 12.9%, as compared to the prior year. The decrease was primarily due to the lower average cost of natural gas.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
Fuel and purchased power energy transactions do not have a significant impact on earnings, since energy expenses are generally offset by energy revenues through Mississippi Power's fuel cost recovery clauses. See Note 2 to the financial statements under "Mississippi Power – Fuel Cost Recovery and Note 1 to the financial statements under "Fuel Costs" for additional information.
Fuel
Fuel expense decreased $57 million, or 14.0%, in 2020 compared to 2019 primarily due to a 12.6% decrease in the average cost of natural gas per KWH generated, a 10.7% decrease in the average cost of coal per KWH generated, and a 3.0% decrease in the volume of KWHs generated by natural gas.
Purchased Power
Purchased power expense increased $2 million, or 10.0%, in 2020 compared to 2019. The increase was primarily the result of a 30.2% increase in the volume of KWHs purchased, partially offset by an 11.9% decrease in the average cost per KWH purchased.
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
Other Operations and Maintenance Expenses
Other operations and maintenance expenses decreased $23 million, or 7.5%, in 2020 compared to the prior year. The decrease primarily reflects the impacts of a $23 million accrual in 2019 for the closeout of a DOE contract related to the Kemper County energy facility. See Note 3 to the financial statements under "Other Matters – Mississippi Power – Kemper County Energy Facility" for additional information.
Depreciation and Amortization
Depreciation and amortization decreased $9 million, or 4.7%, in 2020 compared to 2019. The decrease was primarily due to a decrease in regulatory asset amortization of $21 million primarily as a result of completing amortization of the ECO Plan regulatory asset in 2019. This decrease was partially offset by an increase in depreciation of $12 million related to additional plant in service and an increase in depreciation rates in accordance with the Mississippi Power Rate Case Settlement Agreement. See Note 2 to the financial statements under "Mississippi Power – 2019 Base Rate Case" and " – Environmental Compliance Overview Plan" for additional information.
Taxes Other Than Income Taxes
Taxes other than income taxes increased $11 million, or 9.7%, in 2020 compared to 2019 primarily due to an increase in ad valorem taxes.
Interest Expense, Net of Amounts Capitalized
Interest expense, net of amounts capitalized decreased $9 million, or 13.0%, in 2020 compared to 2019 primarily as the result of a decrease in outstanding long-term borrowings. See Note 8 to the financial statements for additional information.
Income Taxes (Benefit)
Income tax expense decreased $16 million, or 53.3%, in 2020 compared to 2019 primarily due to the flowback of excess deferred income taxes as a result of the Mississippi Power Rate Case Settlement Agreement. See Note 2 to the financial statements under "Mississippi Power – 2019 Base Rate Case" and Note 10 to the financial statements for additional information.
Southern Power
Net income attributable to Southern Power for 2020 was $238 million, a $101 million decrease from 2019, primarily due to the $88 million after-tax gain on the sale of Plant Nacogdoches in the second quarter 2019, partially offset by the $23 million after-tax gain on the sale of Plant Mankato in the first quarter 2020. In addition, the decrease reflects the reduced net income resulting from these dispositions. See Note 15 to the financial statements under "Southern Power – Sales of Natural Gas and Biomass Plants" for additional information.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
A condensed statement of income follows:

	2020	Increase (Decrease) from 2019
	(in millions)
Operating revenues	$1,733	$(205)
Fuel	470	(107)
Purchased power	74	(34)
Other operations and maintenance	353	(6)
Depreciation and amortization	494	15
Taxes other than income taxes	39	(1)
Asset impairment	—	(3)
(Gain) loss on dispositions, net	(39)	(16)
Total operating expenses	1,391	(152)
Operating income	342	(53)
Interest expense, net of amounts capitalized	151	(18)
Other income (expense), net	19	(28)
Income taxes (benefit)	3	59
Net income	207	(122)
Net income (loss) attributable to noncontrolling interests	(31)	(21)
Net income attributable to Southern Power	$238	$(101)
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
See FUTURE EARNINGS POTENTIAL – "Southern Power's Power Sales Agreements" herein for additional information regarding Southern Power's PPAs.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
Operating Revenues Details
Details of Southern Power's operating revenues were as follows:

	2020	2019
	(in millions)
PPA capacity revenues	$384	$482
PPA energy revenues	1,019	1,081
Total PPA revenues	1,403	1,563
Non-PPA revenues	316	363
Other revenues	14	12
Total operating revenues	$1,733	$1,938
Operating revenues for 2020 were $1.7 billion, a $205 million, or 11%, decrease from 2019. The decrease in operating revenues was primarily due to the following:
•PPA capacity revenues decreased $98 million, or 20%, primarily due to decreases of $72 million related to the dispositions of Plant Nacogdoches in the second quarter 2019 and Plant Mankato in the first quarter 2020 and $24 million from the contractual expiration of an affiliate natural gas PPA.
•PPA energy revenues decreased $62 million, or 6%, primarily due to a $125 million decrease in sales from natural gas facilities resulting from an $89 million decrease in the volume of KWHs sold due to decreased demand and a $36 million decrease in the price of fuel and purchased power. This decrease was partially offset by increases of $33 million in sales primarily driven by the volume of KWHs generated by solar and wind facilities and $30 million in sales from fuel cell generation acquired in 2019.
•Non-PPA revenues decreased $47 million, or 13%, due to a $99 million decrease in the market price of energy, partially offset by a $52 million increase in the volume of KWHs sold through short-term sales.
Fuel and Purchased Power Expenses
Details of Southern Power's generation and purchased power were as follows:

	Total KWHs	Total KWH % Change	Total KWHs
	2020		2019
	(in billions of KWHs)
Generation	44		47
Purchased power	3		3
Total generation and purchased power	47	(6)%	50
Total generation and purchased power (excluding solar, wind, and tolling agreements)	28	(3)%	29
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

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
Details of Southern Power's fuel and purchased power expenses were as follows:

	2020	2019
	(in millions)
Fuel	$470	$577
Purchased power	74	108
Total fuel and purchased power expenses	$544	$685
In 2020, total fuel and purchased power expenses decreased $141 million, or 21%, compared to 2019. Fuel expense decreased $107 million, or 19%, due to an $82 million decrease in the average cost of fuel per KWH generated and a $25 million decrease associated with the volume of KWHs generated. Purchased power expense decreased $34 million, or 31%, due to a $21 million decrease associated with the average cost of purchased power and a $13 million decrease associated with the volume of KWHs purchased.
(Gain) Loss on Dispositions, Net
In 2020, gain on dispositions, net increased $16 million, or 70%, compared to 2019 reflecting the sale of Plant Mankato in the first quarter 2020 and the sale of Plant Nacogdoches in the second quarter 2019. See Note 15 to the financial statements under "Southern Power – Sales of Natural Gas and Biomass Plants" for additional information.
Interest Expense, Net of Amounts Capitalized
In 2020, interest expense, net of amounts capitalized decreased $18 million, or 11%, compared to 2019, primarily due to a decrease in the amount of outstanding debt. See Note 8 to the financial statements for additional information.
Other Income (Expense), Net
In 2020, other income (expense), net decreased $28 million, or 60%, compared to 2019 primarily due to a $36 million gain arising from a litigation settlement in 2019, partially offset by the resolution of certain related contingencies in the third quarter 2020.
Income Taxes (Benefit)
In 2020, income tax expense was $3 million compared to a $56 million benefit for 2019, a change of $59 million, primarily due to a $75 million income tax benefit in 2019 resulting from ITCs recognized upon the sale of Plant Nacogdoches, partially offset by a decrease in income tax expense as a result of lower pre-tax earnings in 2020. See Notes 1, 10, and 15 to the financial statements under "Income Taxes," "Effective Tax Rate," and "Southern Power," respectively, for additional information.
Net Income (Loss) Attributable to Noncontrolling Interests
In 2020, net loss attributable to noncontrolling interests increased $21 million compared to 2019. The increased loss was primarily due to an allocation to the noncontrolling interest partner of approximately $26 million of income related to a litigation settlement in 2019.
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
Southern Company and Subsidiary Companies 2020 Annual Report
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

	Percent Generated During Heating Season
	Operating Revenues	Net Income
2020	67.6%	85.6%
2019	68.7%	86.8%
Net Income
Net income attributable to Southern Company Gas in 2020 was $590 million, an increase of $5 million, or 0.9%, compared to the prior year. This increase was primarily due to impairment charges in 2019 of $69 million related to Jefferson Island and $17 million in contemplation of the sale of interests in Pivotal LNG and Atlantic Coast Pipeline, a $16 million gain in 2020 related to the sale of Jefferson Island, and a $53 million increase at gas distribution operations primarily due to base rate increases for all of the natural gas distribution utilities and continued investment in infrastructure replacement programs, partially offset by reduced flowback of excess deferred income taxes at Atlanta Gas Light in 2020. These increases were partially offset by a $149 million decrease at wholesale gas services in 2020 primarily due to lower commercial activity and lower derivative gains. See Note 2 to the financial statements under "Southern Company Gas" for additional information.
A condensed income statement for Southern Company Gas follows:

	2020	Increase (Decrease) from 2019
	(in millions)
Operating revenues	$3,434	$(358)
Cost of natural gas	972	(347)
Other operations and maintenance	966	78
Depreciation and amortization	500	13
Taxes other than income taxes	206	(7)
Impairment charges	—	(115)
(Gain) loss on dispositions, net	(22)	(22)
Total operating expenses	2,622	(400)
Operating income	812	42
Earnings from equity method investments	141	(16)
Interest expense, net of amounts capitalized	231	(1)
Other income (expense), net	41	21
Income taxes	173	43
Net Income	$590	$5

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
Operating Revenues
Operating revenues in 2020 were $3.4 billion, a $358 million decrease compared to 2019. Details of operating revenues were as follows:

2020
(in millions)
Operating revenues – prior year	$3,792
Estimated change resulting from –
Infrastructure replacement programs and base rate changes	186
Gas costs and other cost recovery	(319)
Wholesale gas services	(220)
Other	(5)
Operating revenues – current year	$3,434
Percent change	(9.4)%
Revenues at the natural gas distribution utilities increased in 2020 compared to the prior year due to base rate increases and continued investments recovered through infrastructure replacement programs, including increases of $107 million at Nicor Gas and $68 million at Atlanta Gas Light. See Note 2 to the financial statements under "Southern Company Gas" for additional information.
Revenues associated with gas costs and other cost recovery decreased in 2020 compared to the prior year primarily due to lower natural gas prices and lower sales volumes as a result of warmer weather. The natural gas distribution utilities have weather or revenue normalization mechanisms that mitigate revenue fluctuations from customer consumption changes. Natural gas distribution rates include provisions to adjust billings for fluctuations in natural gas costs. Therefore, gas costs recovered through natural gas revenues generally equal the amount expensed in cost of natural gas and do not affect net income from gas distribution operations. See "Cost of Natural Gas" herein for additional information.
Revenues from wholesale gas services decreased in 2020 primarily due to lower derivative gains and decreased commercial activity as a result of warmer weather. See "Segment Information – Wholesale Gas Services" herein for additional information.
Heating Degree Days
During Heating Season, natural gas usage and operating revenues are generally higher. Weather typically does not have a significant net income impact other than during the Heating Season. The following table presents Heating Degree Days information for Illinois and Georgia, the primary locations where Southern Company Gas' operations are impacted by weather.

	Years Ended December 31,			2020 vs. normal	2020 vs. 2019
	Normal(a)	2020	2019	(warmer)	(warmer)
	(in thousands)
Illinois(b)	5,777	5,477	6,136	(5.2)%	(10.7)%
Georgia	2,483	2,122	2,157	(14.5)%	(1.6)%
(a)Normal represents the 10-year average from January 1, 2010 through December 31, 2019 for Illinois at Chicago Midway International Airport and for Georgia at Atlanta Hartsfield-Jackson International Airport, based on information obtained from the National Oceanic and Atmospheric Administration, National Climatic Data Center.
(b)Heating Degree Days in Illinois had a limited financial impact in 2020 and the impact is expected to be limited in future years. In October 2019, Nicor Gas received approval for a volume balancing adjustment, a revenue decoupling mechanism for residential customers that provides a monthly benchmark level of revenue per rate class for recovery.
Southern Company Gas hedged its exposure to warmer-than-normal weather in Illinois for gas distribution operations and in Illinois and Georgia for gas marketing services. The remaining impacts of weather on earnings were immaterial.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
Customer Count
The following table provides the number of customers served by Southern Company Gas at December 31, 2020 and 2019:

	2020	2019
	(in thousands, except market share %)
Gas distribution operations	4,308	4,277
Gas marketing services
Energy customers(*)	666	631
Market share of energy customers in Georgia	28.9%	28.9%
(*)Gas marketing services' customers are primarily located in Georgia and Illinois. December 31, 2020 also includes approximately 50,000 customers in Ohio contracted through an annual auction process to serve for 12 months beginning April 1, 2020.
Southern Company Gas anticipates continued customer growth as it expects continued low natural gas prices. Southern Company Gas uses a variety of targeted marketing programs to attract new customers and to retain existing customers.
Cost of Natural Gas
Excluding Atlanta Gas Light, which does not sell natural gas to end-use customers, gas distribution operations charges its utility customers for natural gas consumed using natural gas cost recovery mechanisms set by the applicable state regulatory agencies. Under these mechanisms, all prudently-incurred natural gas costs are passed through to customers without markup, subject to regulatory review. Gas distribution operations defers or accrues the difference between the actual cost of natural gas and the amount of commodity revenue earned in a given period. The deferred or accrued amount is either billed or refunded to customers prospectively through adjustments to the commodity rate. Deferred natural gas costs are reflected as regulatory assets and accrued natural gas costs are reflected as regulatory liabilities. Therefore, gas costs recovered through natural gas revenues generally equal the amount expensed in cost of natural gas and do not affect net income from gas distribution operations. Cost of natural gas at gas distribution operations represented 88.3% of the total cost of natural gas for 2020.
Gas marketing services customers are charged for actual and estimated natural gas consumed. Cost of natural gas includes the cost of fuel and associated transportation costs, lost and unaccounted for gas, adjustments to reduce the value of inventories to market value, if applicable, and gains and losses associated with certain derivatives.
In 2020, cost of natural gas was $1.0 billion, a decrease of $347 million, or 26.3%, compared to the prior year, which reflects a 23.6% decrease in natural gas prices compared to 2019 and decreased volumes primarily as a result of warmer weather.
Volumes of Natural Gas Sold
The following table details the volumes of natural gas sold during all periods presented.

			2020 vs. 2019
	2020	2019	% Change
Gas distribution operations (mmBtu in millions)
Firm	623	677	(8.0)%
Interruptible	92	92	—%
Total	715	769	(7.0)%
Wholesale gas services (mmBtu in millions/day)
Daily physical sales	6.9	6.4	7.8%
Gas marketing services (mmBtu in millions)
Firm:
Georgia	33	33	—%
Illinois	9	12	(25.0)%
Other	13	15	(13.3)%
Interruptible large commercial and industrial	14	14	—%
Total	69	74	(6.8)%

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
Other Operations and Maintenance Expenses
In 2020, other operations and maintenance expenses increased $78 million, or 8.8%, compared to the prior year. The increase was primarily due to increases of $40 million in compensation and benefit expenses, $10 million in charitable donations, $12 million in pipeline repair, compliance, and maintenance activities, and $19 million in expenses passed through directly to customers primarily related to bad debt.
Depreciation and Amortization
In 2020, depreciation and amortization increased $13 million, or 2.7%, compared to the prior year. This increase was primarily due to continued infrastructure investments at gas distribution operations. See Note 2 to the financial statements under "Southern Company Gas – Infrastructure Replacement Programs and Capital Projects" for additional information.
Impairment Charges
In 2019, Southern Company Gas recorded impairment charges of $91 million related to Jefferson Island and $24 million in contemplation of the sale of its interests in Pivotal LNG and Atlantic Coast Pipeline. See Notes 3 and 15 to the financial statements under "Other Matters – Southern Company Gas" and "Southern Company Gas," respectively, for additional information.
(Gain) Loss on Dispositions, Net
In 2020, gain on dispositions, net was $22 million resulting from the sale of Jefferson Island. See Note 15 to the financial statements under "Southern Company Gas" for additional information.
Earnings from Equity Method Investments
In 2020, earnings from equity method investments decreased $16 million, or 10.2%, compared to the prior year. This decrease was primarily due to a $12 million decrease in earnings from SNG as a result of lower demand and firm revenues and a $9 million decrease in earnings as a result of the sale of Atlantic Coast Pipeline in the first quarter 2020, partially offset by a $6 million pre-tax loss on the sale of Triton in May 2019. See Notes 7 and 15 to the financial statements under "Southern Company Gas" for additional information.
Other Income (Expense), Net
In 2020, other income (expense), net increased $21 million compared to the prior year. This increase primarily resulted from an increase in non-service cost-related retirement benefits income. See Note 11 to the financial statements for additional information.
Income Taxes
In 2020, income taxes increased $43 million, or 33.1%, compared to the prior year. This increase was primarily due to the reversal of a federal income tax valuation allowance in connection with the sale of Triton in 2019, a decrease in the flowback of excess deferred income taxes in 2020 at Atlanta Gas Light as previously authorized by the Georgia PSC, and higher pre-tax earnings. See Note 2 to the financial statements under "Southern Company Gas," Note 10 to the financial statements, and Note 15 to the financial statements under "Southern Company Gas" for additional information.
Performance and Non-GAAP Measures
Adjusted operating margin is a non-GAAP measure that is calculated as operating revenues less cost of natural gas, cost of other sales, and revenue tax expense. Adjusted operating margin excludes other operations and maintenance expenses, depreciation and amortization, taxes other than income taxes, impairment charges, and (gain) loss on dispositions, net, which are included in the calculation of operating income as calculated in accordance with GAAP and reflected in the statements of income. The presentation of adjusted operating margin is believed to provide useful information regarding the contribution resulting from base rate changes, infrastructure replacement programs and capital projects, and customer growth at gas distribution operations since the cost of natural gas and revenue tax expense can vary significantly and are generally billed directly to customers. Southern Company Gas further believes that utilizing adjusted operating margin at gas pipeline investments, wholesale gas services, and gas marketing services allows it to focus on a direct measure of performance before overhead costs. The applicable reconciliation of operating income to adjusted operating margin is provided herein.
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

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
Detailed variance explanations of Southern Company Gas' financial performance are provided herein.
Reconciliations of operating income to adjusted operating margin are as follows:

	2020	2019
	(in millions)
Operating Income	$812	$770
Other operating expenses(a)	1,650	1,703
Revenue taxes(b)	(104)	(114)
Adjusted Operating Margin	$2,358	$2,359
(a)Includes other operations and maintenance, depreciation and amortization, taxes other than income taxes, impairment charges, and (gain) loss on dispositions, net.
(b)Nicor Gas' revenue tax expenses, which are passed through directly to customers.
Segment Information

	2020			2019
	Adjusted Operating Margin(*)	Operating Expenses(*)	Net Income (Loss)	Adjusted Operating Margin(*)	Operating Expenses (*)	Net Income (Loss)
	(in millions)			(in millions)
Gas distribution operations	$1,990	$1,335	$390	$1,799	$1,226	$337
Gas pipeline investments	32	12	99	32	12	94
Wholesale gas services	73	53	14	273	54	163
Gas marketing services	240	121	89	234	122	83
All other	29	36	(2)	28	182	(92)
Intercompany eliminations	(6)	(11)	—	(7)	(7)	—
Consolidated	$2,358	$1,546	$590	$2,359	$1,589	$585
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
In 2020, net income increased $53 million, or 16%, compared to the prior year. The increase primarily relates to $191 million in adjusted operating margin which reflects base rate increases for all of the natural gas distribution utilities and continued investments recovered through infrastructure replacement programs. The $109 million increase in operating expenses includes increases for compensation and benefit expenses and pipeline compliance as well as bad debt costs passed through directly to customers. The increase also reflects higher depreciation primarily due to additional assets placed in service. The $27 million increase in other income is primarily due to an increase in non-service cost-related retirement benefits income. The $51 million increase in income tax expense is primarily due to higher pre-tax earnings and a decrease in the flowback of excess deferred income taxes at Atlanta Gas Light as authorized by the Georgia PSC.
See Note 2 to the financial statements under "Southern Company Gas – Rate Proceedings – Atlanta Gas Light" and " – Infrastructure Replacement Programs and Capital Projects – Atlanta Gas Light" herein for additional information on Atlanta Gas

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
Light's stipulation reflecting the impacts of the Tax Reform Legislation. Also see Note 11 to the financial statements for additional information on retirement benefits.
Gas Pipeline Investments
Gas pipeline investments consists primarily of joint ventures in natural gas pipeline investments including SNG, PennEast Pipeline, Dalton Pipeline, and Atlantic Coast Pipeline (until its sale on March 24, 2020). Net income in 2020 increased $5 million, or 5%, compared to the prior year. This increase primarily relates to a $25 million decrease in income taxes primarily related to a 2019 increase associated with changes in state apportionment rates, partially offset by a $12 million decrease in earnings from SNG and a $9 million decrease in earnings as a result of the sale of the interest in Atlantic Coast Pipeline. See Note 7 to the financial statements under "Southern Company Gas" for additional information.
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
Net income in 2020 decreased $149 million, or 91%, compared to the prior year. This decrease primarily relates to a $200 million decrease in adjusted operating margin, partially offset by a $49 million decrease in income taxes due to lower pre-tax earnings.
Details of adjusted operating margin are provided in the table below.

	2020	2019
	(in millions)
Commercial activity recognized	$(40)	$54
Gain on storage derivatives	8	40
Gain on transportation and forward commodity derivatives	106	186
LOCOM adjustments, net of current period recoveries	—	(16)
Purchase accounting adjustments to fair value inventory and contracts	(1)	9
Adjusted operating margin	$73	$273
Change in Commercial Activity
The commercial activity at wholesale gas services includes recognition of storage and transportation values that were generated in prior periods, which reflect the impact of prior period hedge gains and losses as associated physical transactions occur. The decrease in commercial activity in 2020 compared to the prior year was primarily due to warmer-than-normal weather conditions and tightening transportation spreads.
Change in Storage and Transportation Derivatives
Volatility in the natural gas market arises from a number of factors, such as weather fluctuations or changes in supply or demand for natural gas in different regions of the U.S. The volatility of natural gas commodity prices has a significant impact on Southern Company Gas' customer rates, long-term competitive position against other energy sources, and the ability of wholesale gas services to capture value from locational and seasonal spreads. Forward storage or time spreads applicable to the locations of wholesale gas services' specific storage positions in 2020 resulted in storage derivative gains. Transportation and forward commodity derivative gains in 2020 are primarily the result of narrowing transportation spreads due to supply constraints and increases in natural gas supply, which impacted forward prices at natural gas receipt and delivery points, primarily in the Northeast and Midwest regions.
The natural gas that wholesale gas services purchases and injects into storage is accounted for at the LOCOM value utilizing gas daily or spot prices at the end of the year. See Note 1 to the financial statements under "Natural Gas for Sale" for additional information.
Withdrawal Schedule and Physical Transportation Transactions
The expected natural gas withdrawals from storage and expected offset to prior hedge losses/gains associated with the transportation portfolio of wholesale gas services are presented in the following table, along with the net operating revenues expected at the time of withdrawal from storage and the physical flow of natural gas between contracted transportation receipt and

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
delivery points. Wholesale gas services' expected net operating revenues exclude storage and transportation demand charges, as well as other variable fuel, withdrawal, receipt, and delivery charges, and exclude estimated profit sharing under asset management agreements. Further, the amounts that are realizable in future periods are based on the inventory withdrawal schedule, planned physical flow of natural gas between the transportation receipt and delivery points, and forward natural gas prices at December 31, 2020. A portion of wholesale gas services' storage inventory and transportation capacity is economically hedged with futures contracts, which results in the realization of substantially fixed net operating revenues.

	Storage Withdrawal		Physical Transportation Transactions
	Total storage(a)	Expected net operating gains (losses)(b)	Expected net operating gains (losses)(c)
	(in mmBtu in millions)	(in millions)	(in millions)
2021	40	$23	$(65)
2022 and thereafter	7	6	(41)
Total at December 31, 2020	47	$29	$(106)
(a)At December 31, 2020, the WACOG of wholesale gas services' expected natural gas withdrawals from storage was $1.81 per mmBtu.
(b)Represents expected operating gains from planned storage withdrawals associated with existing inventory positions and could change as wholesale gas services adjusts its daily injection and withdrawal plans in response to changes in future market conditions and forward NYMEX price fluctuations.
(c)Represents the expected net losses during the periods in which the derivatives will be settled and the physical transportation transactions will occur that offset the derivative gains and losses previously recognized.
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
Net income increased $6 million, or 7%, in 2020 compared to the prior year. This increase primarily relates to a $6 million increase in adjusted operating margin, which primarily reflects recovery of prior period hedge losses.
All Other
All other includes natural gas storage businesses, including Jefferson Island through its sale on December 1, 2020, fuels operations through the sale of Southern Company Gas' interest in Pivotal LNG on March 24, 2020, the investment in Triton through its sale on May 29, 2019, AGL Services Company, and Southern Company Gas Capital, as well as various corporate operating expenses that are not allocated to the reportable segments and interest income (expense) associated with affiliate financing arrangements.
Net loss decreased $90 million, or 98%, in 2020 compared to the prior year. This decrease primarily reflects a $146 million decrease in operating expenses primarily related to impairment charges in 2019 of $91 million related to Jefferson Island and $24 million in contemplation of the sale of Southern Company Gas' interests in Pivotal LNG and Atlantic Coast Pipeline. Also included was the $22 million pre-tax gain on the sale of Jefferson Island and a $5 million increase in earnings from equity method investments primarily due to a pre-tax loss on the sale of Triton in 2019, partially offset by a $65 million increase in income taxes as a result of lower pre-tax losses. See Note 15 to the financial statements under "Southern Company Gas" for additional information.
Segment Reconciliations
Reconciliations of operating income to adjusted operating margin for 2020 and 2019 are provided in the following tables. See Note 16 to the financial statements under "Southern Company Gas" for additional segment information.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report

	2020
	Gas Distribution Operations	Gas Pipeline Investments	Wholesale Gas Services	Gas Marketing Services	All Other	Intercompany Elimination	Consolidated
	(in millions)
Operating Income (Loss)	$655	$20	$20	$119	$(7)	$5	$812
Other operating expenses(a)	1,439	12	53	121	36	(11)	1,650
Revenue tax expense(b)	(104)	—	—	—	—	—	(104)
Adjusted Operating Margin	$1,990	$32	$73	$240	$29	$(6)	$2,358

	2019
	Gas Distribution Operations	Gas Pipeline Investments	Wholesale Gas Services	Gas Marketing Services	All Other	Intercompany Elimination	Consolidated
	(in millions)
Operating Income (Loss)	$573	$20	$219	$112	$(154)	$—	$770
Other operating expenses(a)	1,340	12	54	122	182	(7)	1,703
Revenue tax expense(b)	(114)	—	—	—	—	—	(114)
Adjusted Operating Margin	$1,799	$32	$273	$234	$28	$(7)	$2,359
(a)Includes other operations and maintenance, depreciation and amortization, taxes other than income taxes, impairment charges and (gain) loss on dispositions, net.
(b)Nicor Gas' revenue tax expenses, which are passed through directly to customers.
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
Each Registrant's results of operations are not necessarily indicative of its future earnings potential. The disposition activities described in Note 15 to the financial statements have reduced earnings for the applicable Registrants. The level of the Registrants' future earnings depends on numerous factors that affect the opportunities, challenges, and risks of the Registrants' primary businesses of selling electricity and/or distributing natural gas, as described further herein.
For the traditional electric operating companies, these factors include the ability to maintain constructive regulatory environments that allow for the timely recovery of prudently-incurred costs during a time of increasing costs, continued customer growth, and the trend of reduced electricity usage per customer, especially in residential and commercial markets. For Georgia Power, completing construction of Plant Vogtle Units 3 and 4 and related cost recovery proceedings is another major factor.
Earnings in the electricity business will also depend upon maintaining and growing sales, considering, among other things, the adoption and/or penetration rates of increasingly energy-efficient technologies and increasing volumes of electronic commerce transactions, which could contribute to a net reduction in customer usage.
Global and U.S. economic conditions have been significantly affected by a series of demand and supply shocks that have caused a global and national economic recession. Most prominently, the COVID-19 pandemic has negatively impacted global supply chains and global demand for goods and services and public policy responses of social distancing and closing non-essential businesses have further restricted economic activity. The drivers, speed, and depth of this economic contraction are unprecedented and have reduced energy demand across the Southern Company system's service territory, primarily in the commercial and industrial classes. The negative impacts, which started in late-March 2020, of the COVID-19 pandemic and related recession on the Southern Company system's retail electric sales began to improve in the middle of May 2020; however, retail electric revenues declined slightly in 2020 compared to 2019. Recovery is expected to continue into the second half of 2021, but responses to the

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
COVID-19 pandemic by both customers and governments could significantly affect the pace of recovery. The ultimate extent of the negative impact on revenues depends on the depth and duration of the economic contraction in the Southern Company system's service territory and cannot be determined at this time. See RESULTS OF OPERATIONS herein for information on COVID-19-related impacts on energy demand in the Southern Company system's service territory during 2020.
The traditional electric operating companies have established installment payment plans to allow customers to repay over a period of time past due accounts resulting from the COVID-19 pandemic. See Note 2 to the financial statements for additional information on the status of disconnections and the deferral of costs resulting from the COVID-19 pandemic at Georgia Power, Mississippi Power, and the natural gas distribution utilities. The ultimate outcome of these matters cannot be determined at this time.
The level of future earnings for Southern Power's competitive wholesale electric business depends on numerous factors including Southern Power's ability to execute its growth strategy through the development or acquisition of renewable facilities and other energy projects while containing costs, as well as regulatory matters, creditworthiness of customers, total electric generating capacity available in Southern Power's market areas, and Southern Power's ability to successfully remarket capacity as current contracts expire. In addition, renewable portfolio standards, availability of tax credits, transmission constraints, cost of generation from units within the Southern Company power pool, and operational limitations could influence Southern Power's future earnings.
The level of future earnings for Southern Company Gas' primary business of distributing natural gas and its complementary businesses in the gas pipeline investments, wholesale gas services, and gas marketing services sectors depends on numerous factors. These factors include the natural gas distribution utilities' ability to maintain constructive regulatory environments that allow for the timely recovery of prudently-incurred costs, the completion and subsequent operation of ongoing infrastructure and other construction projects, creditworthiness of customers, and Southern Company Gas' ability to optimize its transportation and storage positions and to re-contract storage rates at favorable prices. The volatility of natural gas prices has an impact on Southern Company Gas' customer rates, its long-term competitive position against other energy sources, and the ability of Southern Company Gas' gas marketing services and wholesale gas services businesses to capture value from locational and seasonal spreads. Additionally, changes in commodity prices subject a portion of Southern Company Gas' operations to earnings variability. Over the longer term, volatility is expected to be low to moderate and locational and/or transportation spreads are expected to decrease as new pipelines are built to reduce the existing supply constraints in the shale areas of the Northeast U.S. To the extent these pipelines are delayed or not built, volatility could increase. See Note 3 to the financial statements under "Other Matters – Southern Company Gas – PennEast Pipeline Project" for additional information on permitting challenges experienced by the PennEast Pipeline. Additional economic factors may contribute to this environment, including a significant drop in oil and natural gas prices, which could lead to consolidation of natural gas producers or reduced levels of natural gas production. In addition, if the COVID-19 pandemic results in continued economic uncertainty for a sustained period, demand for natural gas may decrease, resulting in further downward pressure on natural gas prices and lower volatility in the natural gas markets on a longer-term basis.
Earnings for both the electricity and natural gas businesses are subject to a variety of other factors. These factors include weather, competition, developing new and maintaining existing energy contracts and associated load requirements with wholesale customers, energy conservation practiced by customers, the use of alternative energy sources by customers, government incentives to reduce overall energy usage, the prices of electricity and natural gas, and the price elasticity of demand. Demand for electricity and natural gas in the Registrants' service territories is primarily driven by the pace of economic growth or decline that may be affected by changes in regional and global economic conditions, which may impact future earnings.
Mississippi Power provides service under long-term contracts with rural electric cooperative associations and a municipality located in southeastern Mississippi under full requirements cost-based electric tariffs which are subject to regulation by the FERC. The contracts with these wholesale customers represented 15.3% of Mississippi Power's total operating revenues in 2020 and are generally subject to 10-year rolling cancellation notices. Historically, these wholesale customers have acted as a group and any changes in contractual relationships for one customer are likely to be followed by the other wholesale customers.
As part of its ongoing effort to adapt to changing market conditions, Southern Company continues to evaluate and consider a wide array of potential business strategies. These strategies may include business combinations, partnerships, and acquisitions involving other utility or non-utility businesses or properties, disposition of certain assets or businesses, internal restructuring, or some combination thereof. Furthermore, Southern Company may engage in new business ventures that arise from competitive and regulatory changes in the utility industry. Pursuit of any of the above strategies, or any combination thereof, may significantly affect the business operations, risks, and financial condition of Southern Company. In addition, Southern Power and Southern Company Gas regularly consider and evaluate joint development arrangements as well as acquisitions and dispositions of businesses and assets as part of their business strategies. See Note 15 to the financial statements for additional information.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
Environmental Matters
The Southern Company system's operations are regulated by state and federal environmental agencies through a variety of laws and regulations governing air, water, land, and other natural resources. The Southern Company system maintains comprehensive environmental compliance and GHG strategies to assess both current and upcoming requirements and compliance costs associated with these environmental laws and regulations. The costs required to comply with environmental laws and regulations and to achieve stated goals, including capital expenditures, operations and maintenance costs, and costs reflected in ARO liabilities, may impact future electric generating unit retirement and replacement decisions (which are subject to approval from the traditional electric operating companies' respective state PSCs), results of operations, cash flows, and/or financial condition. Related costs may result from the installation of additional environmental controls, closure and monitoring of CCR facilities, unit retirements, or changing fuel sources for certain existing units, as well as related upgrades to the Southern Company system's transmission and distribution (electric and natural gas) systems. A major portion of these costs is expected to be recovered through retail and wholesale rates, including existing ratemaking and billing provisions. The ultimate impact of environmental laws and regulations and the GHG goals discussed herein cannot be determined at this time and will depend on various factors, such as state adoption and implementation of requirements, the availability and cost of any deployed technology, fuel prices, and the outcome of pending and/or future legal challenges.
New or revised environmental laws and regulations could affect many areas of operations for the Subsidiary Registrants. The impact of any such changes cannot be determined at this time. Environmental compliance costs could affect earnings, cash flows, and/or financial condition if such costs cannot continue to be recovered on a timely basis in rates for the traditional electric operating companies and the natural gas distribution utilities or through long-term wholesale agreements for the traditional electric operating companies and Southern Power.
Alabama Power and Mississippi Power recover environmental compliance costs through separate mechanisms, Rate CNP Compliance and the ECO Plan, respectively. Georgia Power's base rates include an ECCR tariff that allows for the recovery of environmental compliance costs. The natural gas distribution utilities of Southern Company Gas generally recover environmental remediation expenditures through rate mechanisms approved by their applicable state regulatory agencies. See Notes 2 and 3 to the financial statements for additional information.
Southern Power's PPAs generally contain provisions that permit charging the counterparty with some of the new costs incurred as a result of changes in environmental laws and regulations. Since Southern Power's units are generally newer natural gas and renewable generating facilities, costs associated with environmental compliance for these facilities have been less significant than for similarly situated coal or older natural gas generating facilities. Environmental, natural resource, and land use concerns, including the applicability of air quality limitations, the potential presence of wetlands or threatened and endangered species, the availability of water withdrawal rights, uncertainties regarding impacts such as increased light or noise, and concerns about potential adverse health impacts can, however, increase the cost of siting and operating any type of future electric generating facility. The impact of such laws, regulations, and other considerations on Southern Power and subsequent recovery through PPA provisions cannot be determined at this time.
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
Although the timing, requirements, and estimated costs could change as environmental laws and regulations are adopted or modified, as compliance plans are revised or updated, and as legal challenges to rules are initiated or completed, estimated capital expenditures through 2025 based on the current environmental compliance strategy for the Southern Company system and the traditional electric operating companies are as follows:

	2021	2022	2023	2024	2025	Total
	(in millions)
Southern Company	$120	$145	$257	$255	$152	$929
Alabama Power	67	78	78	99	70	392
Georgia Power	34	42	164	151	59	450
Mississippi Power	19	15	9	5	14	62
These estimates do not include any costs associated with potential regulation of GHG emissions. See "Global Climate Issues" herein for additional information. The Southern Company system also anticipates substantial expenditures associated with ash

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
pond closure and ground water monitoring under the CCR Rule and related state rules, which are reflected in the applicable Registrants' ARO liabilities. See FINANCIAL CONDITION AND LIQUIDITY – "Cash Requirements" herein and Note 6 to the financial statements for additional information.
Environmental Laws and Regulations
Executive Orders
On January 20, 2021, President Biden issued a regulatory freeze that requires further reviews of certain regulatory actions authorized under the previous administration before they become effective. President Biden also signed executive orders related to federal regulations and subsequently signed additional orders to address climate change and other environmental issues.
Air Quality
The Southern Company system reduced SO2 and NOX air emissions by 99% and 91%, respectively, from 1990 to 2019. The Southern Company system reduced mercury air emissions by over 97% from 2005 to 2019.
The EPA finalized regional haze regulations in 2005 and 2017. These regulations require states, tribal governments, and various federal agencies to develop and implement plans to reduce pollutants that impair visibility and demonstrate reasonable progress toward the goal of restoring natural visibility conditions in certain areas, including national parks and wilderness areas. States are required to submit state implementation plans for the second 10-year planning period (2018 through 2028) by July 31, 2021. These plans could require further reductions in particulate matter, SO2, and/or NOX, which could result in increased compliance costs at affected electric generating units.
Water Quality
In 2014, the EPA finalized requirements under Section 316(b) of the Clean Water Act (CWA) to regulate cooling water intake structures (CWIS) to minimize their effects on fish and other aquatic life at existing power plants. The regulation requires plant-specific studies to determine applicable CWIS changes to protect organisms. The results of these plant-specific studies, which are ongoing within the Southern Company system, are being submitted with each plant's next National Pollutant Discharge Elimination System (NPDES) permit cycle. The Southern Company system anticipates applicable CWIS changes may include fish-friendly CWIS screens with fish return systems and minor additions of monitoring equipment at certain plants. The impact of this rule will depend on the outcome of these plant-specific studies, any additional protective measures required to be incorporated into each plant's NPDES permit based on site-specific factors, and the outcome of any legal challenges.
In 2015, the EPA finalized the steam electric effluent limitations guidelines (ELG) rule (2015 ELG Rule) that set national standards for wastewater discharges from new and existing steam electric generating units generating greater than 50 MWs, including substantially all of the coal-fired generating units in the Southern Company system. The 2015 ELG Rule prohibits effluent discharges of certain wastestreams and imposes stringent limits on flue gas desulfurization (FGD) wastewater discharges. On October 13, 2020, the EPA published the final ELG reconsideration rule, a reconsideration of the 2015 ELG Rule's limits on bottom ash transport water and FGD wastewater that extends the latest applicability date for both discharges to December 31, 2025. The ELG reconsideration rule also updates the voluntary incentive program and provides new subcategories for low utilization electric generating units and electric generating units that will permanently cease coal combustion by 2028. An initial notice of planned participation (NOPP) must be submitted to the applicable permitting authority no later than October 13, 2021 for units seeking to qualify for these subcategories. A subsequent NOPP must be submitted to transfer a unit to an alternative compliance option. The 2015 ELG Rule and the ELG reconsideration rule (ELG rules) are expected to require capital expenditures and increased operational costs for the traditional electric operating companies and SEGCO. For Georgia Power's Plant Wansley Units 1 and 2, which are currently challenged due to their operating profiles and positions within the economic dispatch, the anticipated cost of the controls necessary to comply with the ELG rules could accelerate a determination that continued operation is uneconomical. As a result, Georgia Power may request in its 2022 IRP filing to accelerate the retirement of these units, which had a net book value totaling approximately $665 million at December 31, 2020. However, the ultimate impact of the ELG rules will depend on the Southern Company system's final assessment of compliance options, the incorporation of these assessments into each of the traditional electric operating company's IRP processes, the incorporation of these new requirements into each generating unit's NPDES permit, and the outcome of legal challenges. The ELG reconsideration rule has been challenged by several environmental organizations and the cases have been consolidated in the U.S. Court of Appeals for the Fourth Circuit.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
Coal Combustion Residuals
In 2015, the EPA finalized non-hazardous solid waste regulations for the disposal of CCR, including coal ash and gypsum, in landfills and surface impoundments (ash ponds) at active electric generating power plants. The CCR Rule requires landfills and ash ponds to be evaluated against a set of performance criteria and potentially closed if certain criteria are not met. Closure of existing landfills and ash ponds requires installation of equipment and infrastructure to manage CCR in accordance with the CCR Rule. The EPA is in the process of amending portions of the CCR Rule.
In addition to the CCR Rule, the States of Alabama and Georgia finalized state regulations regarding the handling of CCR within their respective states. The State of Georgia received approval from the EPA on its partial permit program implementing the state CCR permit program in lieu of the federal self-implementing rule in accordance with the Water Infrastructure Improvements for the Nation Act. On February 15, 2021, revisions to align State of Alabama regulations with the federal CCR Rule became effective, as approved by the Alabama Environmental Management Commission. The State of Mississippi has not yet developed a state CCR permit program.
Based on requirements for closure and monitoring of landfills and ash ponds pursuant to the CCR Rule and applicable state rules, the traditional electric operating companies have periodically updated, and expect to continue periodically updating, their related cost estimates and ARO liabilities for each CCR unit as additional information related to ash pond closure methodologies, schedules, and/or costs becomes available. Some of these updates have been, and future updates may be, material. Additionally, the closure designs and plans in the States of Alabama and Georgia are subject to approval by environmental regulatory agencies. Absent continued recovery of ARO costs through regulated rates, results of operations, cash flows, and financial condition for Southern Company and the traditional electric operating companies could be materially impacted. See FINANCIAL CONDITION AND LIQUIDITY – "Cash Requirements," Note 2 to the financial statements under "Georgia Power – Rate Plans," and Note 6 to the financial statements for additional information.
Environmental Remediation
The Southern Company system must comply with environmental laws and regulations governing the handling and disposal of waste and releases of hazardous substances. Under these various laws and regulations, the Southern Company system could incur substantial costs to clean up affected sites. The traditional electric operating companies and Southern Company Gas conduct studies to determine the extent of any required cleanup and have recognized the estimated costs to clean up known impacted sites in their financial statements. Amounts for cleanup and ongoing monitoring costs were not material for any year presented. The traditional electric operating companies and the natural gas distribution utilities in Illinois and Georgia (which represent substantially all of Southern Company Gas' accrued remediation costs) have all received authority from their respective state PSCs or other applicable state regulatory agencies to recover approved environmental remediation costs through regulatory mechanisms. These regulatory mechanisms are adjusted annually or as necessary within limits approved by the state PSCs or other applicable state regulatory agencies. The traditional electric operating companies and Southern Company Gas may be liable for some or all required cleanup costs for additional sites that may require environmental remediation. See Note 3 to the financial statements under "Environmental Remediation" for additional information.
Global Climate Issues
In July 2019, the EPA published the final Affordable Clean Energy rule (ACE Rule) to repeal and replace the CPP. The ACE Rule requires states to develop unit-specific CO2 emission rate standards for existing coal-fired units based on heat-rate efficiency improvements. On January 19, 2021, the D.C. Circuit Court of Appeals vacated and remanded the ACE Rule back to the EPA. Once the decision becomes final, the ACE Rule will no longer be in effect.
On January 20, 2021, President Biden accepted the Paris Agreement on behalf of the United States, which will result in the United States officially becoming a party to the agreement on February 19, 2021. The Paris Agreement establishes a non-binding universal framework for addressing GHG emissions based on nationally determined emissions reduction contributions and sets in place a process for tracking progress towards the goals every five years.
Additional GHG policies, including legislation, may emerge in the future requiring the United States to transition to a lower GHG emitting economy; however, associated impacts are currently unknown. The Southern Company system has transitioned from an electric generating mix of 70% coal and 15% natural gas in 2007 to a mix of 18% coal and 53% natural gas in 2020, along with over 10,000 MWs of renewable resource capacity. This transition has been supported in part by the Southern Company system retiring over 5,600 MWs of coal- and oil-fired generating capacity since 2010 and converting over 3,400 MWs of generating capacity from coal to natural gas since 2015. In addition, Southern Company Gas has replaced over 6,000 miles of pipe material that was more prone to fugitive emissions (unprotected steel and cast-iron pipe), resulting in mitigation of more than 3.3 million metric tons of CO2 equivalents from its natural gas distribution system since 1998.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
The following table provides the Registrants' 2019 and preliminary 2020 GHG emissions based on equity share of facilities:

	2019	Preliminary 2020
	(in million metric tons of CO2 equivalent)
Southern Company(*)	88	75
Alabama Power	33	28
Georgia Power	28	21
Mississippi Power	9	8
Southern Power(*)	13	12
Southern Company Gas	1	1
(*)Includes GHG emissions attributable to disposed assets through the date of the applicable disposition and to acquired assets beginning with the date of the applicable acquisition. See Note 15 to the financial statements for additional information.
With 2007 as a baseline, in 2018, Southern Company system management established an interim goal of a 50% reduction in carbon emissions by 2030 and a long-term goal of low- to no-carbon operations by 2050. In 2020, Southern Company system management updated the long-term GHG emissions reduction goal to net zero emissions by 2050. Based on the preliminary 2020 emissions, the Southern Company system achieved an estimated GHG emission reduction of 52% since 2007. In 2020, the combination of the COVID-19 pandemic and relatively mild weather significantly reduced demand. As these factors fluctuate, coal generation and GHG emissions may temporarily increase in future years. Southern Company system management expects to achieve sustained GHG emissions reductions of at least 50% as early as 2025. Southern Company system management, working with applicable regulators, plans to transition its generating fleet in a manner responsible to customers, communities, employees, and other stakeholders. Achievement of these goals is dependent on many factors, including natural gas prices and the pace and extent of development of low- to no-carbon energy technologies and negative carbon concepts. Southern Company system management will continue to pursue a diverse portfolio including low-carbon and carbon-free resources and energy efficiency resources; continue its research and development with a particular focus on technologies that lower GHG emissions, including methods of removing carbon from the atmosphere; and constructively engage with policymakers, regulators, investors, and customers to support outcomes leading to a net zero future.
Regulatory Matters
See OVERVIEW – "Recent Developments" herein and Note 2 to the financial statements for a discussion of regulatory matters related to Alabama Power, Georgia Power, Mississippi Power, and Southern Company Gas, including items that could impact the applicable registrants' future earnings, cash flows, and/or financial condition.
Construction Programs
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
For the traditional electric operating companies, major generation construction projects are subject to state PSC approval in order to be included in retail rates. The largest construction project currently underway in the Southern Company system is Plant Vogtle Units 3 and 4. See Note 2 to the financial statements under "Georgia Power – Nuclear Construction" for additional information. Also see Note 2 to the financial statements under "Alabama Power – Petition for Certificate of Convenience and Necessity" for information regarding Alabama Power's construction of Plant Barry Unit 8.
See Note 15 to the financial statements under "Southern Power" for information about costs relating to Southern Power's acquisitions that involve construction of renewable energy facilities.
Southern Company Gas is engaged in various infrastructure improvement programs designed to update or expand the natural gas distribution systems of the natural gas distribution utilities to improve reliability and meet operational flexibility and growth. The natural gas distribution utilities recover their investment and a return associated with these infrastructure programs through their regulated rates. See Notes 2 and 3 to the financial statements under "Southern Company Gas – Infrastructure Replacement Programs and Capital Projects" and "Other Matters – Southern Company Gas – PennEast Pipeline Project," respectively, for additional information on Southern Company Gas' construction program.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
See FINANCIAL CONDITION AND LIQUIDITY – "Cash Requirements" herein for additional information regarding the Registrants' capital requirements for their construction programs, including estimated totals for each of the next five years.
Southern Power's Power Sales Agreements
General
Southern Power has PPAs with some of the traditional electric operating companies, other investor-owned utilities, IPPs, municipalities, and other load-serving entities, as well as commercial and industrial customers. The PPAs are expected to provide Southern Power with a stable source of revenue during their respective terms.
Many of Southern Power's PPAs have provisions that require Southern Power or the counterparty to post collateral or an acceptable substitute guarantee if (i) S&P or Moody's downgrades the credit ratings of the respective company to an unacceptable credit rating, (ii) the counterparty is not rated, or (iii) the counterparty fails to maintain a minimum coverage ratio.
Southern Power is working to maintain and expand its share of the wholesale markets. During 2020, Southern Power continued to be successful in remarketing 350 MWs to 1,130 MWs of annual natural gas generation capacity to load-serving entities through several PPAs extending over the next 17 years. Market demand is being driven by load-serving entities replacing expired purchase contracts and/or retired generation, as well as planning for future growth. However, generation capacity market forecasts indicate an oversupply, especially in the Southeast, and the highly competitive remarketing environment is expected to continue in the near term.
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
Southern Company Gas' Affiliate Asset Management Agreements
With the exception of Nicor Gas, the natural gas distribution utilities use asset management agreements with an affiliate, Sequent, for the primary purpose of reducing utility customers' gas cost recovery rates through payments to the utilities by Sequent. For Atlanta Gas Light, these payments are set by the Georgia PSC and are utilized for infrastructure improvements and to fund heating assistance programs, rather than as a reduction to gas cost recovery rates. Under these asset management agreements, Sequent supplies natural gas to the utility and markets available pipeline and storage capacity to improve the overall cost of supplying gas to the utility customers. Currently, the natural gas distribution utilities primarily purchase their gas from

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
Sequent. The purchase agreements require Sequent to provide firm gas to the natural gas distribution utilities, but the natural gas distribution utilities maintain the right and ability to make their own long-term supply arrangements if they believe it is in the best interest of their customers.
Each agreement provides for Sequent to make payments to the natural gas distribution utility through an annual minimum guarantee within a profit sharing structure, a profit sharing structure without an annual minimum guarantee, or a fixed fee.
Income Tax Matters
Consolidated Income Taxes
The impact of certain tax events at Southern Company and/or its other subsidiaries can, and does, affect each Registrant's ability to utilize certain tax credits. See "Tax Credits" and ACCOUNTING POLICIES – "Application of Critical Accounting Policies and Estimates – Accounting for Income Taxes" herein and Note 10 to the financial statements for additional information.
Tax Credits
The Tax Reform Legislation, as modified by the 2021 Consolidated Appropriations Act signed into law in December 2020, retained solar energy incentives of 30% ITC for projects that commenced construction by December 31, 2019; 26% ITC for projects that commence construction in 2020 through 2022; 22% ITC for projects that commence construction in 2023; and a permanent 10% ITC for projects that commence construction on or after January 1, 2024, or projects which are placed in service after December 31, 2025 regardless of when construction began. In addition, the Tax Reform Legislation retained wind energy incentives for projects that commenced construction in 2016, 2017, 2018, and 2019 of 100% PTC, 80% PTC, 60% PTC, and 40% PTC, respectively. As a result of a tax extenders bill passed in December 2019 and the 2021 Consolidated Appropriations Act, projects that begin construction in 2020 or 2021 are entitled to 60% PTC. Projects commencing construction after 2021 will not be entitled to any PTCs. Southern Company has received ITCs and PTCs in connection with investments in solar, wind, fuel cell, and biomass facilities primarily at Southern Power and Georgia Power.
Southern Power's ITCs relate to its investment in new solar facilities acquired or constructed and its PTCs relate to the first 10 years of energy production from its wind facilities, which have had, and may continue to have, a material impact on Southern Power's cash flows and net income. At December 31, 2020, Southern Company and Southern Power had approximately $1.4 billion and $1.1 billion, respectively, of unutilized ITCs and PTCs, which are currently expected to be fully utilized by 2024, but could be further delayed. Since 2018, Southern Power has been utilizing tax equity partnerships for wind and solar projects, where the tax partner takes significantly all of the respective federal tax benefits. These tax equity partnerships are consolidated in Southern Company's and Southern Power's financial statements using the HLBV methodology to allocate partnership gains and losses. See Note 1 to the financial statements under "General" for additional information on the HLBV methodology and Note 1 to the financial statements under "Income Taxes" and Note 10 to the financial statements under "Deferred Tax Assets and Liabilities – Tax Credit Carryforwards" and "Effective Tax Rate" for additional information regarding utilization and amortization of credits and the tax benefit related to associated basis differences.
Alabama State Tax Reform Legislation
On February 12, 2021, the State of Alabama enacted tax legislation that changes the apportionment methodology effective for the 2021 tax year. This legislation is expected to reduce the amount of Southern Power's future earnings apportioned to the State of Alabama and, thus, reduce Southern Power's existing state accumulated deferred tax liabilities, which would have a favorable impact on Southern Power's net income. The ultimate outcome of this matter cannot be determined at this time.
General Litigation and Other Matters
The Registrants are involved in various matters being litigated and/or regulatory and other matters that could affect future earnings, cash flows, and/or financial condition. The ultimate outcome of such pending or potential litigation against each Registrant and any subsidiaries or regulatory and other matters cannot be determined at this time; however, for current proceedings and/or matters not specifically reported herein or in Notes 2 and 3 to the financial statements, management does not anticipate that the ultimate liabilities, if any, arising from such current proceedings and/or matters would have a material effect on such Registrant's financial statements. See Notes 2 and 3 to the financial statements for a discussion of various contingencies, including matters being litigated, regulatory matters, and other matters which may affect future earnings potential.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
ACCOUNTING POLICIES
Application of Critical Accounting Policies and Estimates
The Registrants prepare their financial statements in accordance with GAAP. Significant accounting policies are described in the notes to the financial statements. In the application of these policies, certain estimates are made that may have a material impact on the results of operations and related disclosures of the applicable Registrants (as indicated in the section descriptions herein). Different assumptions and measurements could produce estimates that are significantly different from those recorded in the financial statements. Senior management has reviewed and discussed the following critical accounting policies and estimates with the Audit Committee of Southern Company's Board of Directors.
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
Revenues related to regulated utility operations as a percentage of total operating revenues in 2020 for the applicable Registrants were as follows: 89% for Southern Company, 99% for Alabama Power, 96% for Georgia Power, 99% for Mississippi Power, and 86% for Southern Company Gas.
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
In 2016, the Georgia PSC approved the Vogtle Cost Settlement Agreement, which resolved certain prudency matters in connection with Georgia Power's fifteenth VCM report. In 2017, the Georgia PSC approved Georgia Power's seventeenth VCM report, which included a recommendation to continue construction of Plant Vogtle Units 3 and 4, with Southern Nuclear serving as project manager and Bechtel serving as the primary construction contractor, as well as a modification of the Vogtle Cost Settlement Agreement. The Georgia PSC's related order stated that under the modified Vogtle Cost Settlement Agreement, (i) none of the $3.3 billion of costs incurred through December 31, 2015 should be disallowed as imprudent; (ii) the Contractor Settlement Agreement was reasonable and prudent and none of the $0.3 billion paid pursuant to the Contractor Settlement Agreement should be disallowed from rate base on the basis of imprudence; (iii) capital costs incurred up to $5.68 billion would be presumed to be reasonable and prudent with the burden of proof on any party challenging such costs; (iv) Georgia Power would have the burden of proof to show that any capital costs above $5.68 billion were prudent; (v) Georgia Power's total project capital cost forecast of $7.3 billion (net of $1.7 billion received under the Guarantee Settlement Agreement and approximately $188 million in related customer refunds) was found reasonable and did not represent a cost cap; and (vi) prudence decisions would be made subsequent to achieving fuel load for Unit 4.
In its order, the Georgia PSC also stated if other conditions change and assumptions upon which Georgia Power's seventeenth VCM report are based do not materialize, the Georgia PSC reserved the right to reconsider the decision to continue construction.
As of December 31, 2020, Georgia Power revised its total project capital cost forecast to $8.7 billion (net of $1.7 billion received under the Guarantee Settlement Agreement and approximately $188 million in related customer refunds). This forecast includes

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
construction contingency of $171 million and is based on the regulatory-approved in-service dates of November 2021 for Unit 3 and November 2022 for Unit 4. Since 2018, construction contingency totaling $0.5 billion has been assigned to the base capital cost forecast. Although Georgia Power believes these incremental costs are reasonable and necessary to complete the project and the Georgia PSC's order in the seventeenth VCM proceeding specifically states that the construction of Plant Vogtle Units 3 and 4 is not subject to a cost cap, Georgia Power did not seek rate recovery for a $0.7 billion increase in the base capital cost forecast in 2018 and has not sought rate recovery for the construction contingency costs. After considering the significant level of uncertainty that exists regarding the future recoverability of these costs since the ultimate outcome of these matters is subject to the outcome of future assessments by management, as well as Georgia PSC decisions in these future regulatory proceedings, Georgia Power recorded total pre-tax charges to income of $1.1 billion ($0.8 billion after tax) in the second quarter 2018 and $149 million ($111 million after tax) and $176 million ($131 million after tax) as of June 30, 2020 and December 31, 2020, respectively.
As part of its ongoing processes, Southern Nuclear continues to evaluate cost and schedule forecasts on a regular basis to incorporate current information available, particularly in the areas of engineering support, commodity installation, system turnovers and related test results, and workforce statistics. The project continues to face challenges including, but not limited to, higher than expected absenteeism; overall construction and subcontractor labor productivity; system turnover and testing activities; and electrical equipment and commodity installation. In addition, Georgia Power estimates the productivity impacts of the COVID-19 pandemic have consumed approximately three to four months of embedded schedule margin. With minimal schedule margin remaining, the Unit 3 schedule is challenged, and any further extension of the hot functional testing or fuel load milestones, or other delays from the challenges described below, could impact the ability to achieve the November 2021 in-service date.
As construction, including subcontract work, continues and testing and system turnover activities increase, challenges with management of contractors and vendors; subcontractor performance; supervision of craft labor and related productivity, particularly in the installation of electrical, mechanical, and instrumentation and controls commodities, ability to attract and retain craft labor, and/or related cost escalation; procurement, fabrication, delivery, assembly, installation, system turnover, and the initial testing and start-up, including any required engineering changes or any remediation related thereto, of plant systems, structures, or components (some of which are based on new technology that only within the last few years began initial operation in the global nuclear industry at this scale), any of which may require additional labor and/or materials; or other issues could arise and change the projected schedule and estimated cost. In addition, the continuing effects of the COVID-19 pandemic could further disrupt or delay construction and testing activities at Plant Vogtle Units 3 and 4.
There have been technical and procedural challenges to the construction and licensing of Plant Vogtle Units 3 and 4 at the federal and state level and additional challenges may arise. Processes are in place that are designed to assure compliance with the requirements specified in the Westinghouse Design Control Document and the combined construction and operating licenses, including inspections by Southern Nuclear and the NRC that occur throughout construction. Findings resulting from such inspections could require additional remediation and/or further NRC oversight. In addition, certain license amendment requests have been filed and approved or are pending before the NRC. Various design and other licensing-based compliance matters, including the timely submittal by Southern Nuclear of the ITAAC documentation for each unit and the related reviews and approvals by the NRC necessary to support NRC authorization to load fuel, may arise, which may result in additional license amendments or require other resolution. If any license amendment requests or other licensing-based compliance issues, including inspections and ITAACs, are not resolved in a timely manner, there may be delays in the project schedule that could result in increased costs.
The ultimate outcome of these matters cannot be determined at this time. However, any schedule extension beyond the regulatory-approved in-service dates is currently estimated to result in additional base capital costs for Georgia Power of approximately $25 million per month for Unit 3 and approximately $15 million per month for Unit 4, as well as the related AFUDC. While Georgia Power is not precluded from seeking recovery of any future capital cost forecast increase, management will ultimately determine whether or not to seek recovery. Any further changes to the capital cost forecast that are not expected to be recoverable through regulated rates will be required to be charged to income and such charges could be material.
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

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
Accounting for Income Taxes (Southern Company, Mississippi Power, Southern Power, and Southern Company Gas)
The consolidated income tax provision and deferred income tax assets and liabilities, as well as any unrecognized tax benefits and valuation allowances, require significant judgment and estimates. These estimates are supported by historical tax return data, reasonable projections of taxable income, the ability and intent to implement tax planning strategies if necessary, and interpretations of applicable tax laws and regulations across multiple taxing jurisdictions. The effective tax rate reflects the statutory tax rates and calculated apportionments for the various states in which the Southern Company system operates.
Southern Company files a consolidated federal income tax return and the Registrants file various state income tax returns, some of which are combined or unitary. Under a joint consolidated income tax allocation agreement, each Southern Company subsidiary's current and deferred tax expense is computed on a stand-alone basis and each subsidiary is allocated an amount of tax similar to that which would be paid if it filed a separate income tax return. In accordance with IRS regulations, each company is jointly and severally liable for the federal tax liability. Certain deductions and credits can be limited or utilized at the consolidated or combined level resulting in tax credit and/or state NOL carryforwards that would not otherwise result on a stand-alone basis. Utilization of these carryforwards and the assessment of valuation allowances are based on significant judgment and extensive analysis of Southern Company's and its subsidiaries' current financial position and results of operations, including currently available information about future years, to estimate when future taxable income will be realized.
Current and deferred state income tax liabilities and assets are estimated based on laws of multiple states that determine the income to be apportioned to their jurisdictions. States have various filing methodologies and utilize specific formulas to calculate the apportionment of taxable income. The calculation of deferred state taxes considers apportionment factors and filing methodologies that are expected to apply in future years. The apportionments and methodologies which are ultimately finalized in a manner inconsistent with expectations could have a material effect on the financial statements of the applicable Registrants.
Given the significant judgment involved in estimating tax credit and/or state NOL carryforwards and multi-state apportionments for all subsidiaries, the applicable Registrants consider deferred income tax liabilities and assets to be critical accounting estimates.
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
The ARO liabilities for the traditional electric operating companies primarily relate to facilities that are subject to the CCR Rule and the related state rules, principally ash ponds. In addition, Alabama Power and Georgia Power have retirement obligations related to the decommissioning of nuclear facilities (Alabama Power's Plant Farley and Georgia Power's ownership interests in Plant Hatch and Plant Vogtle Units 1 and 2). Other significant AROs include various landfill sites and asbestos removal for Alabama Power, Georgia Power, and Mississippi Power and gypsum cells and mine reclamation for Mississippi Power.
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
The cost estimates for AROs related to the disposal of CCR are based on information using various assumptions related to closure and post-closure costs, timing of future cash outlays, inflation and discount rates, and the potential methods for complying with the CCR Rule and the related state rules. The traditional electric operating companies have periodically updated, and expect to continue periodically updating, their related cost estimates and ARO liabilities for each CCR unit as additional information related to these assumptions becomes available. Some of these updates have been, and future updates may be, material. See Note 6 to the financial statements for additional information, including increases to AROs related to ash ponds recorded during 2020 by certain Registrants.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
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
Southern Company and Subsidiary Companies 2020 Annual Report
The following table illustrates the sensitivity to changes in the applicable Registrants' long-term assumptions with respect to the discount rate, salary increases, and the long-term rate of return on plan assets:

Increase/(Decrease) in
25 Basis Point Change in:	Total Benefit Expense for 2021	Projected Obligation for Pension Plan at December 31, 2020	Projected Obligation for Other Postretirement Benefit Plans at December 31, 2020
(in millions)
Discount rate:
Southern Company	$42/$(40)	$628/$(592)	$57/$(54)
Alabama Power	$11/$(10)	$151/$(142)	$14/$(14)
Georgia Power	$12/$(11)	$187/$(177)	$20/$(19)
Mississippi Power	$2/$(2)	$28/$(27)	$2/$(2)
Southern Company Gas	$–/$–	$43/$(40)	$6/$(6)
Salaries:
Southern Company	$25/$(24)	$136/$(132)	$–/$–
Alabama Power	$7/$(7)	$38/$(37)	$–/$–
Georgia Power	$7/$(7)	$39/$(38)	$–/$–
Mississippi Power	$1/$(1)	$6/$(6)	$–/$–
Southern Company Gas	$1/$(1)	$3/$(3)	$–/$–
Long-term return on plan assets:
Southern Company	$38/$(38)	N/A	N/A
Alabama Power	$10/$(10)	N/A	N/A
Georgia Power	$12/$(12)	N/A	N/A
Mississippi Power	$2/$(2)	N/A	N/A
Southern Company Gas	$3/$(3)	N/A	N/A
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
Goodwill for Southern Company and Southern Company Gas was $5.3 billion and $5.0 billion, respectively, at December 31, 2020. For its annual impairment tests, Southern Company Gas performed the qualitative assessment and determined that it was

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
more likely than not that the fair value of all of its reporting units with goodwill exceeded their carrying amounts, and therefore no quantitative analysis was required. For its annual impairment tests for PowerSecure, Southern Company performed the quantitative assessment, which resulted in the fair value of goodwill at PowerSecure exceeding its carrying value in all years presented. However, Southern Company recorded goodwill impairment charges totaling $34 million in 2019 as a result of its decision to sell certain PowerSecure business units. See Note 15 to the financial statements under "Southern Company" for additional information. The continued COVID-19 pandemic and related responses continue to disrupt supply chains, reduce labor availability and productivity, and reduce economic activity. These effects could have a variety of adverse impacts on Southern Company and its subsidiaries, including the $263 million of goodwill recorded at PowerSecure. If the impact of the COVID-19 pandemic becomes significant to the operating results of PowerSecure and its businesses, a portion of the associated goodwill may become impaired. The ultimate outcome of this matter cannot be determined at this time.
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
Southern Power's investments in long-lived assets are primarily generation assets. Excluding the natural gas distribution utilities, Southern Company Gas' investments in long-lived assets are primarily natural gas transportation and storage facility assets, whether in service or under construction. In addition, exclusive of the traditional electric operating companies and natural gas distribution utilities, Southern Company's investments in long-lived assets also include investments in leveraged leases. During 2020, Southern Company recorded impairment charges totaling $206 million ($105 million after tax) related to two of its leveraged lease investments.
For Southern Power, examples of impairment indicators could include significant changes in construction schedules, current period losses combined with a history of losses or a projection of continuing losses, a significant decrease in market prices, the inability to remarket generating capacity for an extended period, or the unplanned termination of a customer contract or the inability of a customer to perform under the terms of the contract. For Southern Company Gas, examples of impairment indicators could include, but are not limited to, significant changes in the U.S. natural gas storage market, construction schedules, current period losses combined with a history of losses or a projection of continuing losses, a significant decrease in market prices, the inability to renew or extend customer contracts or the inability of a customer to perform under the terms of the contract, attrition rates, or the inability to deploy a development project. For Southern Company's investments in leveraged leases, impairment indicators include changes in estimates of future rental payments to be received under the lease as well as the residual value of the leased asset at the end of the lease.
As the determination of the expected future cash flows generated from an asset, an asset's fair value, and useful life involves management making certain estimates and because these estimates form the basis for the determination of whether or not an impairment charge should be recorded, the applicable Registrants consider these estimates to be critical accounting estimates.
See Note 3 to the financial statements under "Other Matters" and Note 15 to the financial statements for additional information on certain assets recently evaluated for impairment, including Southern Company's leveraged lease investments.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
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
Southern Company Gas uses derivative instruments primarily to reduce the impact to its results of operations due to the risk of changes in the price of natural gas and, to a lesser extent, Southern Company Gas hedges against warmer-than-normal weather and interest rates. The majority of these contracts are over-the-counter wholesale contracts for the purchase or sale of natural gas or consist of contracts which do not include asset management agreements, financial optionality, or potential embedded derivatives. The fair value of natural gas derivative instruments used to manage exposure to changing natural gas prices reflects the estimated amounts that Southern Company Gas would receive or pay to terminate or close the contracts at the reporting date, taking into account the current unrealized gains or losses on open contracts. For derivatives utilized at gas marketing services and wholesale gas services that are not designated as accounting hedges, changes in fair value are reported as gains or losses in results of operations in the period of change. Gas marketing services records derivative gains or losses arising from cash flow hedges in OCI and reclassifies them into earnings in the same period that the underlying hedged item is recognized in earnings.
Derivative assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy. The determination of the fair value of the derivative instruments incorporates various required factors. These factors include:
•the creditworthiness of the counterparties involved and the impact of credit enhancements (such as cash deposits and letters of credit);
•events specific to a given counterparty; and
•the impact of nonperformance risk on liabilities.
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
Revenue Recognition (Southern Power)
Southern Power's power sale transactions, which include PPAs, are classified in one of four general categories: leases, non-derivatives or normal sale derivatives, derivatives designated as cash flow hedges, and derivatives not designated as hedges. The two categories with the most judgment required for Southern Power are described further below. Southern Power's revenues are dependent upon significant judgments used to determine the appropriate transaction classification, which must be documented upon the inception of each contract.
Lease Transactions
Southern Power considers the terms of a sales contract to determine whether it should be accounted for as a lease. A contract is or contains a lease if the contract conveys the right to control the use of identified property, plant, or equipment for a period of time in exchange for consideration. If the contract meets the criteria for a lease, Southern Power performs further analysis to determine

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
whether the lease is classified as operating, financing, or sales-type. Generally, all of Southern Power's power sales contracts that are determined to be leases are accounted for as operating leases and the capacity revenue is recognized on a straight-line basis over the term of the contract and is included in Southern Power's operating revenues. Energy revenues and other contingent revenues are recognized in the period the energy is delivered or the service is rendered. See Note 9 to the financial statements for additional information.
Non-Derivative and Normal Sale Derivative Transactions
If the power sales contract is not classified as a lease, Southern Power further considers whether the contract meets the definition of a derivative. If the contract does meet the definition of a derivative, Southern Power will assess whether it can be designated as a normal sale contract. The determination of whether a contract can be designated as a normal sale contract requires judgment, including whether the sale of electricity involves physical delivery in quantities within Southern Power's available generating capacity and that the purchaser will take quantities expected to be used or sold in the normal course of business.
Contracts that do not meet the definition of a derivative or are designated as normal sales are accounted for as executory contracts. For contracts that have a capacity charge, the revenue is generally recognized in the period that it becomes billable. Revenues related to energy and ancillary services are recognized in the period the energy is delivered or the service is rendered. See Note 4 to the financial statements for additional information.
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
Variable Interest Entities (Southern Power)
Southern Power enters into partnerships with varying ownership structures. Upon entering into these arrangements, membership interests and other variable interests are evaluated to determine if the legal entity is a VIE. If the legal entity is a VIE, Southern Power will assess if it has both the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE, making it the primary beneficiary. Making this determination may require significant management judgment.
If Southern Power is the primary beneficiary and is considered to have a controlling ownership, the assets, liabilities, and results of operations of the entity are consolidated. If Southern Power is not the primary beneficiary, the legal entity is generally accounted for under the equity method of accounting. Southern Power reconsiders its conclusions as to whether the legal entity is a VIE and whether it is the primary beneficiary for events that impact the rights of variable interests, such as ownership changes in membership interests.
Southern Power has controlling ownership in certain legal entities for which the contractual provisions represent profit-sharing arrangements because the allocations of cash distributions and tax benefits are not based on fixed ownership percentages. For these arrangements, the noncontrolling interest is accounted for under a balance sheet approach utilizing the HLBV method. The HLBV method calculates each partner's share of income based on the change in net equity the partner can legally claim in a HLBV at the end of the period compared to the beginning of the period.
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
Southern Company and Subsidiary Companies 2020 Annual Report
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
On March 12, 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (ASU 2020-04) providing temporary guidance to ease the potential burden in accounting for reference rate reform primarily resulting from the discontinuation of LIBOR, which is currently expected to begin phasing out on December 31, 2021. The amendments in ASU 2020-04 are elective and apply to all entities that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued. The new guidance provides the following optional expedients: (i) simplifies accounting analyses under current GAAP for contract modifications; (ii) simplifies the assessment of hedge effectiveness and allows hedging relationships affected by reference rate reform to continue; and (iii) allows a one-time election to sell or transfer debt securities classified as held to maturity that reference a rate affected by reference rate reform. An entity may elect to apply the amendments prospectively from March 12, 2020 through December 31, 2022 by accounting topic.
The Registrants currently reference LIBOR for certain debt and hedging arrangements. Contract language has been, or is expected to be, incorporated into each of these agreements to address the transition to an alternative rate for agreements that will be in place at the transition date. While existing effective hedging relationships are expected to continue, the Registrants will continue to evaluate the provisions of ASU 2020–04 and the impacts of transitioning to an alternative rate. The ultimate outcome of the transition cannot be determined at this time, but is not expected to have a material impact on the Registrants' financial statements. See FINANCIAL CONDITION AND LIQUIDITY – "Financing Activities" herein and Note 14 to the financial statements under "Interest Rate Derivatives" herein for additional information.
FINANCIAL CONDITION AND LIQUIDITY
Overview
The financial condition of each Registrant remained stable at December 31, 2020. The Registrants maintained adequate access to capital throughout 2020, including through a period of volatility in the short-term financial markets during the first quarter 2020 primarily related to the COVID-19 pandemic. As a precautionary measure, in the first quarter 2020, Southern Company, Georgia Power, Mississippi Power, and Southern Company Gas increased their outstanding short-term debt and cash and cash equivalents by entering into new bank term loans, entering into and funding new committed and uncommitted credit facilities, and funding existing uncommitted credit facilities. During the second half of 2020, most of these additional borrowings were repaid. No material changes occurred in the terms of the applicable Registrants' bank credit arrangements or their interest expense on short-term debt as a result of these actions. The Registrants experienced no material counterparty credit losses during 2020 as a result of the volatility in the financial markets during the first half of 2020.
The Registrants' cash requirements primarily consist of funding ongoing operations, including unconsolidated subsidiaries, as well as common stock dividends, capital expenditures, and debt maturities. Southern Power's cash requirements also include distributions to noncontrolling interests. Capital expenditures and other investing activities for the traditional electric operating companies include investments to meet projected long-term demand requirements, including to build new generation facilities, to maintain existing generation facilities, to comply with environmental regulations including adding environmental modifications to certain existing generating units and closures of ash ponds, to expand and improve transmission and distribution facilities, and for restoration following major storms. Southern Power's capital expenditures and other investing activities may include acquisitions or new construction associated with its overall growth strategy and to maintain its existing generation fleet's performance. Southern Company Gas' capital expenditures and other investing activities include investments to meet projected long-term demand requirements, to maintain existing natural gas distribution systems as well as to update and expand these systems, and to comply with environmental regulations. See "Cash Requirements" herein for additional information.
Operating cash flows provide a substantial portion of the Registrants' cash needs. During 2020, Southern Power utilized tax credits, which provided $340 million in operating cash flows. For the three-year period from 2021 through 2023, each Registrant's projected stock dividends, capital expenditures, and debt maturities, as well as distributions to noncontrolling interests for Southern Power, are expected to exceed its operating cash flows. Southern Company plans to finance future cash needs in excess of its operating cash flows primarily by accessing borrowings from financial institutions and issuing debt and hybrid securities in the capital markets. Each Subsidiary Registrant plans to finance its future cash needs in excess of its operating cash flows

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
primarily through external securities issuances, borrowings from financial institutions, and equity contributions from Southern Company. In addition, Georgia Power plans to utilize borrowings through the FFB and Southern Power plans to utilize tax equity partnership contributions. The Registrants plan to use commercial paper to manage seasonal variations in operating cash flows and for other working capital needs and continue to monitor their access to short-term and long-term capital markets as well as their bank credit arrangements to meet future capital and liquidity needs. See "Sources of Capital" and "Financing Activities" herein for additional information.
The Registrants' investments in their qualified pension plans and Alabama Power's and Georgia Power's investments in their nuclear decommissioning trust funds increased in value at December 31, 2020 as compared to December 31, 2019. No contributions to the qualified pension plan were made during 2020 and no mandatory contributions to the qualified pension plans are anticipated during 2021. See Notes 6 and 11 to the financial statements under "Nuclear Decommissioning" and "Pension Plans," respectively, for additional information.
At the end of 2020, the market price of Southern Company's common stock was $61.43 per share (based on the closing price as reported on the NYSE) and the book value was $26.48 per share, representing a market-to-book value ratio of 232%, compared to $63.70, $26.11, and 244%, respectively, at the end of 2019.
Cash Requirements
Capital Expenditures
Total estimated capital expenditures, including LTSA and nuclear fuel commitments, for the Registrants through 2025 based on their current construction programs are as follows:

	2021	2022	2023	2024	2025
	(in billions)
Southern Company(a)(b)(c)	$8.2	$7.0	$7.0	$6.8	$6.7
Alabama Power(a)	1.9	1.8	1.7	1.6	1.6
Georgia Power(b)	3.8	3.0	3.1	3.1	3.1
Mississippi Power	0.3	0.2	0.3	0.3	0.3
Southern Power(c)	0.7	0.2	0.2	0.1	0.1
Southern Company Gas	1.5	1.7	1.7	1.7	1.6
(a)Includes amounts related to Plant Barry Unit 8. See Note 2 to the financial statements under "Alabama Power" for additional information.
(b)Includes expenditures of approximately $1.3 billion and $0.4 billion for the construction of Plant Vogtle Units 3 and 4 in 2021 and 2022, respectively.
(c)Excludes approximately $0.5 billion per year for 2021 through 2025 for Southern Power's planned acquisitions and placeholder growth, which may vary materially due to market opportunities and Southern Power's ability to execute its growth strategy.
These capital expenditures include estimates to comply with environmental laws and regulations, but do not include any potential compliance costs associated with any future regulation of CO2 emissions from fossil fuel-fired electric generating units. See FUTURE EARNINGS POTENTIAL – "Environmental Matters" herein for additional information. At December 31, 2020, significant purchase commitments were outstanding in connection with the Registrants' construction programs.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
The traditional electric operating companies also anticipate expenditures associated with closure and monitoring of ash ponds and landfills in accordance with the CCR Rule and the related state rules, which are reflected in the applicable Registrants' ARO liabilities. Alabama Power's cost estimates are based on closure-in-place for all of its ash ponds. The cost estimates for Georgia Power and Mississippi Power are based on a combination of closure-in-place for some ash ponds and closure by removal for others. These anticipated costs are likely to change, and could change materially, as assumptions and details pertaining to closure are refined and compliance activities continue. Current estimates of these costs through 2025 are provided in the table below. Material expenditures in future years for ARO settlements will also be required for ash ponds, nuclear decommissioning (for Alabama Power and Georgia Power), and other liabilities reflected in the applicable Registrants' AROs, as discussed further in Note 6 to the financial statements. Also see FUTURE EARNINGS POTENTIAL – "Environmental Matters – Environmental Laws and Regulations – Coal Combustion Residuals" herein.

	2021	2022	2023	2024	2025
	(in millions)
Southern Company	$585	$759	$957	$903	$931
Alabama Power	254	338	412	354	299
Georgia Power	287	354	467	498	601
Mississippi Power	28	23	23	20	14
The construction programs are subject to periodic review and revision, and actual construction costs may vary from these estimates because of numerous factors. These factors include: changes in business conditions; changes in load projections; changes in environmental laws and regulations; the outcome of any legal challenges to environmental rules; changes in electric generating plants, including unit retirements and replacements and adding or changing fuel sources at existing electric generating units, to meet regulatory requirements; changes in FERC rules and regulations; state regulatory agency approvals; changes in the expected environmental compliance program; changes in legislation; the cost and efficiency of construction labor, equipment, and materials; project scope and design changes; abnormal weather; delays in construction due to judicial or regulatory action; storm impacts; and the cost of capital. The continued COVID-19 pandemic could also impair the ability to develop, construct, and operate facilities, as discussed further in Item 1A herein. In addition, there can be no assurance that costs related to capital expenditures will be fully recovered. Additionally, expenditures associated with Southern Power's planned acquisitions may vary due to market opportunities and the execution of its growth strategy. See Note 15 to the financial statements under "Southern Power" for additional information regarding Southern Power's plant acquisitions and construction projects.
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
See FUTURE EARNINGS POTENTIAL – "Construction Programs" herein for additional information.
Other Significant Cash Requirements
Long-term debt maturities and the interest payable on long-term debt each represent a significant cash requirement for the Registrants. See Note 8 to the financial statements for information regarding the Registrants' long-term debt at December 31, 2020, the weighted average interest rate applicable to each long-term debt category, and a schedule of long-term debt maturities over the next five years. The Registrants plan to continue, when economically feasible, to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
Fuel and purchased power costs represent a significant component of funding ongoing operations for the traditional electric operating companies and Southern Power. See Note 3 to the financial statements under "Commitments" for information on Southern Company Gas' commitments for pipeline charges, storage capacity, and gas supply. Total estimated costs for fuel and purchased power commitments at December 31, 2020 for the applicable Registrants are provided in the table below. Fuel costs include purchases of coal (for the traditional electric operating companies) and natural gas (for the traditional electric operating companies and Southern Power), as well as the related transportation and storage. In most cases, these contracts contain provisions for price escalation, minimum purchase levels, and other financial commitments. Natural gas purchase commitments are based on various indices at the time of delivery; the amounts reflected below have been estimated based on the NYMEX future prices at December 31, 2020. As discussed under "Capital Expenditures" herein, estimated expenditures for nuclear fuel are included in the applicable Registrants' construction programs for the years 2021 through 2025. Nuclear fuel commitments at December 31, 2020 that extend beyond 2025 are included in the table below. Purchased power costs represent estimated minimum obligations for various PPAs for the purchase of capacity and energy, except for those accounted for as leases, which are discussed in Note 9 to the financial statements.

	2021	2022	2023	2024	2025	Thereafter
	(in millions)
Southern Company(*)	$2,818	$1,831	$883	$705	$659	$5,607
Alabama Power	888	643	289	183	171	1,205
Georgia Power(*)	1,037	656	339	302	299	3,894
Mississippi Power	342	210	115	102	82	502
Southern Power	551	322	140	118	107	5
(*)Excludes capacity payments related to Plant Vogtle Units 1 and 2, which are discussed in Note 3 to the financial statements under "Commitments."
The traditional electric operating companies and Southern Power have entered into LTSAs for the purpose of securing maintenance support for certain of their generating facilities. See Note 1 to the financial statements under "Long-term Service Agreements" for additional information. As discussed under "Capital Expenditures" herein, estimated expenditures related to LTSAs are included in the applicable Registrants' construction programs for the years 2021 through 2025. Total estimated payments for LTSA commitments at December 31, 2020 that extend beyond 2025 are provided in the following table and include price escalation based on inflation indices:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power
	(in millions)
LTSA commitments (after 2025)	$1,871	$206	$191	$178	$1,296
In addition, Southern Power has certain other operations and maintenance agreements. Total estimated costs for these commitments at December 31, 2020 are provided in the table below.

	2021	2022	2023	2024	2025	Thereafter
	(in millions)
Southern Power's operations and maintenance agreements	$65	$48	$41	$36	$25	$194
See Note 9 to the financial statements for information on the Registrants' operating lease obligations, including a maturity analysis of the lease liabilities over the next five years and thereafter.
Sources of Capital
Southern Company intends to meet its future capital needs through operating cash flows, borrowings from financial institutions, and debt and equity issuances in the capital markets. Equity capital can be provided from any combination of Southern Company's stock plans, private placements, or public offerings. Southern Company does not expect to issue any equity in the capital markets through 2025. See Note 8 to the financial statements under "Equity Units" for information on stock purchase contracts associated with Southern Company's equity units.
The Subsidiary Registrants plan to obtain the funds to meet their future capital needs from sources similar to those they used in the past, which were primarily from operating cash flows, external securities issuances, borrowings from financial institutions, and equity contributions from Southern Company. In addition, Georgia Power plans to utilize borrowings from the FFB (as

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
discussed further in Note 8 to the financial statements under "Long-term Debt – DOE Loan Guarantee Borrowings") and Southern Power plans to utilize tax equity partnership contributions (as discussed further herein).
At certain periods during 2020, the traditional electric operating companies and the natural gas distribution utilities experienced a reduction in operating cash flows as a result of the temporary suspension of disconnections for non-payment by customers resulting from the COVID-19 pandemic and the related overall economic contraction. To date, this reduction of operating cash flows has not had a material impact on the liquidity of any of the Registrants, and, during the third quarter 2020, most of the temporary measures in place expired. The ultimate extent of the negative impact on the Registrants' liquidity depends on the duration of the COVID-19 pandemic and any federal, state, or local response and cannot be determined at this time. See Note 2 to the financial statements for information regarding suspended disconnections for non-payment by the traditional electric operating companies and the natural gas distribution utilities.
The amount, type, and timing of any financings in 2021, as well as in subsequent years, will be contingent on investment opportunities and the Registrants' capital requirements and will depend upon prevailing market conditions, regulatory approvals (for certain of the Subsidiary Registrants), and other factors. See "Cash Requirements" herein for additional information.
Southern Power utilizes tax equity partnerships as one of its financing sources, where the tax partner takes significantly all of the federal tax benefits. These tax equity partnerships are consolidated in Southern Power's financial statements and are accounted for using HLBV methodology to allocate partnership gains and losses. During 2020, Southern Power obtained tax equity funding for the Reading and Skookumchuck wind projects and received proceeds totaling $277 million. In addition, Southern Power received tax equity funding totaling $16 million from existing partnerships. See Notes 1 and 15 to the financial statements under "General" and "Southern Power," respectively, for additional information.
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
Southern Company Gas Capital obtains external financing for Southern Company Gas and its subsidiaries, other than Nicor Gas, which obtains financing separately without credit support from any affiliates. Southern Company Gas maintains commercial paper programs at Southern Company Gas Capital and Nicor Gas. Nicor Gas' commercial paper program supports its working capital needs as Nicor Gas is not permitted to make money pool loans to affiliates. All of the other Southern Company Gas subsidiaries benefit from Southern Company Gas Capital's commercial paper program.
By regulation, Nicor Gas is restricted, to the extent of its retained earnings balance, in the amount it can dividend or loan to affiliates and is not permitted to make money pool loans to affiliates. At December 31, 2020, the amount of subsidiary retained earnings restricted to dividend totaled $1.1 billion. This restriction did not impact Southern Company Gas' ability to meet its cash obligations, nor does management expect such restriction to materially impact Southern Company Gas' ability to meet its currently anticipated cash obligations.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
Certain Registrants' current liabilities frequently exceed their current assets because of long-term debt maturities and the periodic use of short-term debt as a funding source, as well as significant seasonal fluctuations in cash needs. The Registrants generally plan to refinance long-term debt as it matures. See Note 8 to the financial statements for additional information. Also see "Financing Activities" herein for information on financing activities that occurred subsequent to December 31, 2020. The following table shows the amount by which current liabilities exceeded current assets at December 31, 2020 for the applicable Registrants:

At December 31, 2020	Southern Company	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Current liabilities in excess of current assets	$3,462	$1,343	$572	$250	$303
The Registrants believe the need for working capital can be adequately met by utilizing operating cash flows, as well as commercial paper, lines of credit, and short-term bank notes, as market conditions permit. In addition, under certain circumstances, the Subsidiary Registrants may utilize equity contributions and/or loans from Southern Company.
Bank Credit Arrangements
At December 31, 2020, the Registrants' unused committed credit arrangements with banks were as follows:

At December 31, 2020	Southern Company parent	Alabama Power	Georgia Power	Mississippi Power	Southern Power(a)	Southern Company Gas(b)	SEGCO	Southern Company
	(in millions)
Unused committed credit	$1,999	$1,328	$1,728	$250	$591	$1,745	$30	$7,671
(a)At December 31, 2020, Southern Power also had two continuing letters of credit facilities for standby letters of credit, of which $16 million was unused. Southern Power's subsidiaries are not parties to its bank credit arrangements or letter of credit facilities.
(b)Includes $1.245 billion and $500 million at Southern Company Gas Capital and Nicor Gas, respectively.
Subject to applicable market conditions, the Registrants, Nicor Gas, and SEGCO expect to renew or replace their bank credit arrangements as needed, prior to expiration. In connection therewith, the Registrants, Nicor Gas, and SEGCO may extend the maturity dates and/or increase or decrease the lending commitments thereunder. A portion of the unused credit with banks is allocated to provide liquidity support to the revenue bonds of the traditional electric operating companies and the commercial paper programs of the Registrants, Nicor Gas, and SEGCO. The amount of variable rate revenue bonds of the traditional electric operating companies outstanding requiring liquidity support at December 31, 2020 was approximately $1.4 billion (comprised of approximately $854 million at Alabama Power, $550 million at Georgia Power, and $34 million at Mississippi Power). In addition, at December 31, 2020, Georgia Power and Mississippi Power had approximately $174 million and $50 million, respectively, of fixed rate revenue bonds outstanding that are required to be remarketed within the next 12 months. See Note 8 to the financial statements under "Bank Credit Arrangements" for additional information.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
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

	Short-term Debt at the End of the Period
	Amount Outstanding			Weighted Average Interest Rate
	December 31,			December 31,
	2020	2019	2018	2020	2019	2018
	(in millions)
Southern Company	$609	$2,055	$2,915	0.3%	2.1%	3.1%
Georgia Power	60	365	294	0.3	2.2	3.1
Mississippi Power	25	—	—	0.4	—	—
Southern Power	175	549	100	0.3	2.2	3.1
Southern Company Gas:
Southern Company Gas Capital	$220	$372	$403	0.3%	2.1%	3.1%
Nicor Gas	104	278	247	0.2	1.8	3.0
Southern Company Gas Total	$324	$650	$650	0.2%	2.0%	3.0%

	Short-term Debt During the Period(*)
	Average Amount Outstanding			Weighted Average Interest Rate			Maximum Amount Outstanding
	2020	2019	2018	2020	2019	2018	2020	2019	2018
	(in millions)						(in millions)
Southern Company	$1,017	$1,240	$3,377	1.6%	2.6%	2.6%	$2,113	$2,914	$5,447
Alabama Power	20	17	27	1.1	2.6	2.3	155	190	258
Georgia Power	264	371	139	1.7	2.7	2.5	478	935	710
Mississippi Power	9	—	68	1.6	—	2.0	40	—	300
Southern Power	64	76	188	1.5	2.7	2.5	550	578	385
Southern Company Gas:
Southern Company Gas Capital	$316	$302	$520	1.4%	2.6%	2.3%	$641	$490	$1,361
Nicor Gas	49	91	123	1.4	2.3	2.2	278	278	275
Southern Company Gas Total	$365	$393	$643	1.4%	2.5%	2.3%
(*)    Average and maximum amounts are based upon daily balances during the 12-month periods ended December 31, 2020, 2019, and 2018.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
Analysis of Cash Flows
Net cash flows provided from (used for) operating, investing, and financing activities in 2020 and 2019 are presented in the following table:

Net cash provided from (used for):	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
2020
Operating activities	$6,696	$1,742	$2,784	$298	$901	$1,207
Investing activities	(7,030)	(2,122)	(3,503)	(323)	374	(1,417)
Financing activities	(576)	16	676	(222)	(1,372)	180

2019
Operating activities	$5,781	$1,779	$2,907	$339	$1,385	$1,067
Investing activities	(3,392)	(1,963)	(3,885)	(263)	(167)	(1,386)
Financing activities	(1,930)	765	918	(83)	(1,120)	298
Fluctuations in cash flows from financing activities vary from year to year based on capital needs and the maturity or redemption of securities.
Southern Company
Net cash provided from operating activities increased $0.9 billion in 2020 as compared to 2019 primarily due to a $1.1 billion voluntary contribution to the qualified pension plan in 2019 and the timing of vendor payments, partially offset by the timing of receivable collections and customer bill credits issued in 2020 by Alabama Power and Georgia Power. See Note 2 to the financial statements under "Alabama Power" and "Georgia Power" and Note 11 to the financial statements for additional information.
The net cash used for investing activities in 2020 and 2019 was primarily related to the Subsidiary Registrants' construction programs, partially offset by proceeds from the sale transactions described in Note 15 to the financial statements, which totaled $1.0 billion and $5.1 billion in 2020 and 2019, respectively.
The net cash used for financing activities in 2020 and 2019 was primarily related to common stock dividend payments and net repayments of short-term bank debt and commercial paper, partially offset by net issuances of long-term debt and issuances of common stock.
Alabama Power
Net cash provided from operating activities decreased $37 million in 2020 as compared to 2019 primarily due to approximately $136 million in customer refunds, payments related to ARO settlements, timing of Rate CNP Compliance cost recovery, and purchases of materials and supplies, partially offset by a $362 million voluntary contribution to the qualified pension plan in 2019. See Note 2 to the financial statements under "Alabama Power – Rate RSE" and " – Rate ECR" and Notes 6 and 11 to the financial statements for additional information.
The net cash used for investing activities in 2020 and 2019 was primarily related to gross property additions.
The net cash provided from financing activities in 2020 and 2019 was primarily related to capital contributions from Southern Company and net long-term debt issuances, partially offset by common stock dividend payments.
Georgia Power
Net cash provided from operating activities decreased $123 million in 2020 as compared to 2019 primarily due to approximately $220 million in customer bill credits issued in 2020 associated with the Georgia Power Tax Reform Settlement Agreement and 2018 and 2019 earnings in excess of the allowed retail ROE range, lower retail revenues, and higher income tax payments, partially offset by a $200 million voluntary contribution to the qualified pension plan in 2019, higher recovery of storm damage costs, and the timing of vendor payments. See Note 2 to the financial statements under "Georgia Power" and Note 11 to the financial statements for additional information.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
The net cash used for investing activities in 2020 and 2019 was primarily related to gross property additions, including a total of $2.7 billion related to the construction of Plant Vogtle Units 3 and 4. See Note 2 to the financial statements under "Georgia Power – Nuclear Construction" for additional information on construction of Plant Vogtle Units 3 and 4.
The net cash provided from financing activities in 2020 and 2019 was primarily related to capital contributions from Southern Company, borrowings from the FFB for construction of Plant Vogtle Units 3 and 4, and net issuances and reofferings of other debt, partially offset by common stock dividend payments.
Mississippi Power
Net cash provided from operating activities decreased $41 million in 2020 as compared to 2019 primarily due to the closeout of the DOE contract related to the Kemper County energy facility, $13 million of storm damage costs primarily associated with Hurricane Zeta, $11 million primarily related to decreased fuel cost recovery, and higher income tax payments, partially offset by a $54 million voluntary contribution to the qualified pension plan in 2019. See Note 3 to the financial statements under "Mississippi Power" and Note 11 to the financial statements for additional information.
The net cash used for investing activities in 2020 and 2019 was primarily related to gross property additions.
The net cash used for financing activities in 2020 was primarily related to the repayment of senior notes at maturity, a return of capital and common stock dividends paid to Southern Company, redemption of pollution control revenue bonds, and repayment of short-term borrowings, partially offset by debt issuances and capital contributions from Southern Company. The net cash used for financing activities in 2019 was primarily related to a return of capital to Southern Company and the redemption of senior notes, partially offset by capital contributions from Southern Company and pollution control revenue bonds reoffered to the public.
Southern Power
Net cash provided from operating activities decreased $484 million in 2020 as compared to 2019 primarily due to a reduction in the utilization of tax credits in 2020. See FUTURE EARNINGS POTENTIAL – "Income Tax Matters – Tax Credits" herein and Note 10 to the financial statements for additional information.
The net cash provided from investing activities in 2020 was primarily related to proceeds from the disposition of Plant Mankato, partially offset by ongoing construction activities and the acquisition of the Beech Ridge II wind facility. The net cash used for investing activities in 2019 was primarily related to Southern Power's investment in DSGP and ongoing construction activities, largely offset by proceeds from the sales of Plant Nacogdoches and certain wind turbine equipment. See Note 15 to the financial statements under "Southern Power" for additional information.
The net cash used for financing activities in 2020 was primarily related to the repayment of senior notes at maturity, common stock dividend payments, and net repayments of short-term bank debt and commercial paper, partially offset by net contributions from noncontrolling interests. The net cash used for financing activities in 2019 was primarily related to returns of capital and common stock dividends paid to Southern Company, the repayment at maturity of senior notes, and distributions to noncontrolling interests, partially offset by proceeds from net issuances of commercial paper.
Southern Company Gas
Net cash provided from operating activities increased $140 million in 2020 as compared to 2019 primarily due to a $145 million voluntary contribution to the qualified pension plan in 2019, as well as the timing of vendor payments, energy marketing payables, and income tax payments, partially offset by the timing of customer receivable collections and energy marketing receivables. The timing of energy marketing payables and receivables was due to increased volumes of natural gas purchased and sold and higher natural gas prices. See Note 11 to the financial statements for additional information.
The net cash used for investing activities in 2020 was primarily related to construction of transportation and distribution assets recovered through base rates and infrastructure investments recovered through replacement programs at gas distribution operations and capital contributed to equity method investments, partially offset by proceeds from the sales of Jefferson Island and interests in Pivotal LNG and Atlantic Coast Pipeline. The net cash used for investing activities in 2019 was primarily related to gross property additions related to utility capital expenditures and infrastructure investments recovered through replacement programs at gas distribution operations and capital contributed to equity method pipeline investments, partially offset by proceeds from the sale of Triton and capital distributions in excess of earnings from equity method pipeline investments. See Notes 7 and 15 to the financial statements for additional information.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
The net cash provided from financing activities in 2020 was primarily related to proceeds from issuances of senior notes and first mortgage bonds, as well as capital contributions from Southern Company, partially offset by common stock dividend payments and net repayments of short-term borrowings. The net cash provided from financing activities in 2019 was primarily related to capital contributions from Southern Company and net proceeds from the issuance of long-term debt, partially offset by payments of common stock dividends.
Significant Balance Sheet Changes
Southern Company
Significant balance sheet changes in 2020 for Southern Company included:
•an increase of $4.6 billion in total property, plant, and equipment primarily related to the Subsidiary Registrants' construction programs;
•an increase of $3.8 billion in long-term debt (including amounts due within one year) related to new issuances;
•a decrease of $1.4 billion in notes payable related to net repayments of short-term bank debt and commercial paper;
•increases of $0.9 billion and $0.8 billion in AROs and regulatory assets associated with AROs, respectively, primarily related to cost estimate updates at Alabama Power and Georgia Power for ash pond facilities;
•a decrease of $0.9 billion in cash and cash equivalents, as discussed further under "Analysis of Cash Flows – Southern Company" herein;
•a decrease of $0.7 billion in assets held for sale related to the completion of Southern Power's sale of Plant Mankato and Southern Company Gas' sale of its interests in Pivotal LNG and Atlantic Coast Pipeline; and
•an increase of $0.5 billion in total common stockholders' equity related to net income, partially offset by common stock dividend payments.
See "Financing Activities" herein and Notes 5, 6, 8, and 15 to the financial statements for additional information.
Alabama Power
Significant balance sheet changes in 2020 for Alabama Power included:
•an increase of $1.3 billion in total property, plant, and equipment primarily related to the acquisition of the Central Alabama Generating Station, construction of distribution and transmission facilities, and the installation of equipment to comply with environmental standards;
•an increase of $855 million in total common stockholder's equity primarily due to capital contributions from Southern Company;
•increases of $422 million and $375 million in regulatory assets associated with AROs and ARO deferred liabilities, respectively, primarily related to cost estimate updates for certain ash pond facilities;
•a decrease of $364 million in cash and cash equivalents primarily due to the acquisition of the Central Alabama Generation Station; and
•an increase of $348 million in long-term debt (including securities due within one year) primarily due to an increase in outstanding senior notes.
See "Financing Activities – Alabama Power" herein and Notes 5, 6, and 15 to the financial statements for additional information.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
Georgia Power
Significant balance sheet changes in 2020 for Georgia Power included:
•an increase of $2.2 billion in total property, plant, and equipment primarily related to the construction of generation, transmission, and distribution facilities, including $1.1 billion for Plant Vogtle Units 3 and 4 (net of pre-tax charges totaling $325 million for estimated probable losses);
•an increase of $1.4 billion in common stockholder's equity primarily due to capital contributions from Southern Company;
•an increase of $1.2 billion in long-term debt (including securities due within one year) primarily due to a net increase in outstanding senior notes and borrowings from the FFB for construction of Plant Vogtle Units 3 and 4, partially offset by pollution control revenue bond repurchases; and
•increases of $0.5 billion and $0.3 billion in AROs and regulatory assets associated with AROs, respectively, primarily due to cost estimate updates for ash pond closures.
See "Financing Activities – Georgia Power" herein and Notes 2, 5, 6, and 8 to the financial statements for additional information.
Mississippi Power
Significant balance sheet changes in 2020 for Mississippi Power included:
•a decrease of $247 million in cash and cash equivalents and a decrease of $170 million in outstanding long-term debt (including amounts due within one year) primarily related to the repayment of senior notes at maturity;
•an increase of $92 million in total property, plant, and equipment primarily related to the installation of equipment to comply with environmental standards and the construction of transmission and distribution facilities;
•an increase of $90 million in common stockholder's equity primarily from net income and capital contributions from Southern Company, partially offset by dividends paid and a return of capital to Southern Company;
•a decrease of $65 million in deferred credits related to income taxes due to amortization and reclassification of certain amounts to other regulatory liabilities, current for the expected flowback of excess deferred income taxes; and
•a decrease of $61 million in other regulatory liabilities, deferred primarily due to a reduction in the property damage reserve primarily associated with Hurricane Zeta.
See "Financing Activities – Mississippi Power" herein and Notes 2 and 10 to the financial statements for additional information.
Southern Power
Significant balance sheet changes in 2020 for Southern Power included:
•an increase of $634 million in property, plant, and equipment in service and a decrease of $388 million in CWIP primarily due to the Skookumchuck and Reading wind facilities being placed in service and the acquisition of the Beech Ridge II wind facility;
•a decrease of $618 million in assets held for sale (of which $17 million related to current assets) due to completion of the sale of Plant Mankato;
•a decrease of $525 million in securities due within one year primarily related to the maturity of senior notes;
•a decrease of $374 million in notes payable due to net repayments of short-term bank debt and commercial paper; and
•a decrease of $289 million in accumulated deferred income tax assets primarily related to the utilization of tax credits in 2020.
See "Financing Activities – Southern Power" herein and Notes 5, 10, and 15 to the financial statements for additional information.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
Southern Company Gas
Significant balance sheet changes in 2020 for Southern Company Gas included:
•an increase of $1.1 billion in total property, plant, and equipment primarily related to the construction of transportation and distribution assets recovered through base rates and infrastructure investments recovered through replacement programs;
•an increase of $781 million in long-term debt (including securities due within one year) due to the issuance of senior notes and mortgage bonds;
•a decrease of $326 million in notes payable due to net repayments of short-term borrowings;
•an increase of $261 million in common stockholder's equity primarily from net income and capital contributions from Southern Company, partially offset by dividends paid to Southern Company;
•a decrease of $171 million in assets held for sale due to the completed sale of interests in Pivotal LNG and Atlantic Coast Pipeline; and
•increases of $88 million and $52 million in energy marketing receivables and payables, respectively, due to increased volumes of natural gas purchased and sold and higher natural gas prices.
See "Financing Activities – Southern Company Gas" herein and Notes 5 and 15 to the financial statements for additional information.
Financing Activities
The following table outlines the Registrants' long-term debt financing activities for the year ended December 31, 2020:

Company	Senior Note Issuances	Senior Note Maturities, Redemptions, and Repurchases	Revenue Bond Issuances and Reofferings of Purchased Bonds	Revenue Bond Maturities, Redemptions, and Repurchases	Other Long-Term Debt Issuances	Other Long-Term Debt Redemptions and Maturities(a)
	(in millions)
Southern Company parent	$1,000	$600	$—	$—	$3,000	$1,000
Alabama Power	600	250	87	87	—	—
Georgia Power	1,500	950	53	336	848	84
Mississippi Power	—	275	34	41	100	—
Southern Power	—	825	—	—	—	—
Southern Company Gas	500	—	—	—	325	—
Other	—	—	—	—	—	16
Elimination(b)	—	—	—	—	—	(6)
Southern Company	$3,600	$2,900	$174	$464	$4,273	$1,094
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
Southern Company
During 2020, Southern Company issued approximately 3.3 million shares of common stock through employee equity compensation plans and received proceeds of approximately $74 million.
In January 2020, Southern Company issued $1.0 billion aggregate principal amount of Series 2020A 4.95% Junior Subordinated Notes due January 30, 2080.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
In March 2020, Southern Company borrowed $250 million pursuant to a short-term uncommitted bank credit arrangement. In April 2020 and September 2020, Southern Company repaid $50 million and $200 million, respectively.
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
In October 2020, Southern Company redeemed all of its $1.0 billion aggregate principal amount outstanding of Series 2015A 6.25% Junior Subordinated Notes due October 15, 2075.
Subsequent to December 31, 2020, Southern Company borrowed $25 million pursuant to a short-term uncommitted bank credit arrangement, bearing interest at a rate agreed upon by Southern Company and the bank from time to time.
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
In August 2020, Alabama Power issued $600 million aggregate principal amount of Series 2020A 1.45% Senior Notes due September 15, 2030.
In October 2020, Alabama Power repaid at maturity $250 million aggregate principal amount of its Series 2010A 3.375% Senior Notes.
Subsequent to December 31, 2020, Alabama Power received a capital contribution totaling $600 million from Southern Company.
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
Also in March 2020, Georgia Power borrowed $200 million pursuant to a $250 million short-term uncommitted bank credit arrangement. In April 2020, Georgia Power borrowed the remaining $50 million pursuant to this bank credit arrangement. In September 2020, Georgia Power repaid the full $250 million.
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

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
In June and December 2020, Georgia Power made additional borrowings under the FFB Credit Facilities in an aggregate principal amount of $519 million and $329 million, respectively, at an interest rate of 1.652% and 1.737%, respectively, through the final maturity date of February 20, 2044. The proceeds were used to reimburse Georgia Power for Eligible Project Costs relating to the construction of Plant Vogtle Units 3 and 4. During 2020, Georgia Power made principal amortization payments of $73 million under the FFB Credit Facilities. See Note 8 to the financial statements under "Long-term Debt – DOE Loan Guarantee Borrowings" for additional information.
In December 2020, Georgia Power purchased and held approximately $89 million aggregate principal amount of Development Authority of Monroe County (Georgia) Pollution Control Revenue Bonds (Georgia Power Company Plant Scherer Project), Second Series 2009, $53 million aggregate principal amount of Development Authority of Floyd County (Georgia) Pollution Control Revenue Bonds (Georgia Power Company Plant Hammond Project), First Series 2010, and $46 million aggregate principal amounts of Development Authority of Burke County (Georgia) Pollution Control Revenue Bonds (Georgia Power Company Plant Vogtle Project), First Series 1996, which may be remarketed to the public at a later date.
Subsequent to December 31, 2020, Georgia Power received a capital contribution totaling $330 million from Southern Company and called for redemption all $325 million aggregate principal amount of its Series 2016B 2.40% Senior Notes due April 1, 2021.
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
Subsequent to December 31, 2020, Mississippi Power received capital contributions totaling $100 million from Southern Company.
Southern Power
In February 2020, Southern Power repaid its $100 million short-term floating rate bank loan entered into in December 2019.
In June 2020, Southern Power repaid at maturity $300 million aggregate principal amount of its Series 2015B 2.375% Senior Notes.
In December 2020, Southern Power repaid at maturity $525 million aggregate principal amount of its Series 2017A Floating Rate Senior Notes.
Subsequent to December 31, 2020, Southern Power issued $400 million aggregate principal amount of Series 2021A 0.90% Senior Notes due January 15, 2026. An amount equal to the net proceeds of the senior notes is being allocated to finance or refinance, in whole or in part, one or more renewable energy projects.
Also subsequent to December 31, 2020, Southern Power made a return of capital to Southern Company totaling $271 million.
Southern Company Gas
In March 2020, Southern Company Gas Capital, as borrower, and Southern Company Gas, as guarantor, entered into a $150 million short-term floating rate bank loan bearing interest based on one-month LIBOR. In December 2020, Southern Company Gas Capital repaid the outstanding balance.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
Also in March 2020, Southern Company Gas Capital borrowed approximately $95 million pursuant to a short-term uncommitted bank credit arrangement, guaranteed by Southern Company Gas. In August 2020, Southern Company Gas Capital repaid the outstanding balance.
In August 2020, Southern Company Gas Capital, as borrower, and Southern Company Gas, as guarantor, issued $500 million aggregate principal amount of Series 2020A 1.75% Senior Notes due January 15, 2031.
In August 2020 and November 2020, Nicor Gas issued $150 million and $175 million, respectively, aggregate principal amount of first mortgage bonds in a private placement.
Subsequent to December 31, 2020, Atlanta Gas Light repaid at maturity $30 million aggregate principal amount of 9.1% medium-term notes.
Credit Rating Risk
At December 31, 2020, the Registrants did not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade.
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
The maximum potential collateral requirements under these contracts at December 31, 2020 were as follows:

Credit Ratings	Southern Company(*)	Alabama Power	Georgia Power	Mississippi Power	Southern Power(*)	Southern Company Gas
	(in millions)
At BBB and/or Baa2	$36	$1	$—	$—	$35	$—
At BBB- and/or Baa3	416	2	61	1	355	—
At BB+ and/or Ba1 or below	1,929	366	958	313	1,201	12
(*)Southern Power has PPAs that could require collateral, but not accelerated payment, in the event of a downgrade of Southern Power's credit. The PPAs require credit assurances without stating a specific credit rating. The amount of collateral required would depend upon actual losses resulting from a credit downgrade. Southern Power had $105 million of cash collateral posted related to PPA requirements at December 31, 2020.
The amounts in the previous table for the traditional electric operating companies and Southern Power include certain agreements that could require collateral if either Alabama Power or Georgia Power has a credit rating change to below investment grade. Generally, collateral may be provided by a Southern Company guaranty, letter of credit, or cash. Additionally, a credit rating downgrade could impact the ability of the Registrants to access capital markets and would be likely to impact the cost at which they do so.
Mississippi Power and its largest retail customer, Chevron, have agreements under which Mississippi Power continues to provide retail service to the Chevron refinery in Pascagoula, Mississippi through 2038. The agreements grant Chevron a security interest in the co-generation assets owned by Mississippi Power located at the refinery that is exercisable upon the occurrence of (i) certain bankruptcy events or (ii) other events of default coupled with specific reductions in steam output at the facility and a downgrade of Mississippi Power's credit rating to below investment grade by two of the three rating agencies.
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
Market Price Risk
The Registrants had no material change in market risk exposure for the year ended December 31, 2020 when compared to the year ended December 31, 2019. See Note 14 to the financial statements for an in-depth discussion of the Registrants' derivatives, as well as Note 1 to the financial statements under "Financial Instruments" for additional information.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
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
The following table provides information related to variable interest rate exposure on long-term debt (including amounts due within one year) at December 31, 2020 for the applicable Registrants:

At December 31, 2020	Southern Company(*)	Alabama Power	Georgia Power	Mississippi Power
	(in millions, except percentages)
Long-term variable interest rate exposure	$3,428	$1,079	$675	$74
Weighted average interest rate on long-term variable interest rate exposure	0.77%	0.76%	0.23%	0.70%
Impact on annualized interest expense of 100 basis point change in interest rates	$34	$11	$7	$1
(*)Includes $1.5 billion of long-term variable interest rate exposure at the Southern Company parent entity.
The Registrants may enter into interest rate derivatives designated as hedges, which are intended to mitigate interest rate volatility related to forecasted debt financings and existing fixed and floating rate obligations. See Note 14 to the financial statements under "Interest Rate Derivatives" for additional information.
Southern Power had foreign currency denominated debt of €1.1 billion at December 31, 2020. Southern Power has mitigated its exposure to foreign currency exchange rate risk through the use of foreign currency swaps converting all interest and principal payments to fixed-rate U.S. dollars. See Note 14 to the financial statements under "Foreign Currency Derivatives" for additional information.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
Changes in fair value of energy-related derivative contracts for Southern Company and Southern Company Gas for the years ended December 31, 2020 and 2019 are provided in the table below. The fair value of energy-related derivative contracts was not material for the other Registrants. At December 31, 2020 and 2019, substantially all of the traditional electric operating companies' and certain of the natural gas distribution utilities' energy-related derivative contracts were designated as regulatory hedges and were related to the applicable company's fuel-hedging program.

	Southern Company(a)	Southern Company Gas(a)
	(in millions)
Contracts outstanding at December 31, 2018, assets (liabilities), net	$(201)	$(167)
Contracts realized or settled	69	26
Current period changes(b)	105	213
Disposition	6	—
Contracts outstanding at December 31, 2019, assets (liabilities), net	$(21)	$72
Contracts realized or settled	(14)	(98)
Current period changes(b)	142	127
Contracts outstanding at December 31, 2020, assets (liabilities), net	$107	$101
(a)Excludes cash collateral held on deposit in broker margin accounts of $28 million, $99 million, and $277 million at December 31, 2020, 2019, and 2018, respectively, and premium and intrinsic value associated with weather derivatives of $6 million, $4 million, and $8 million at December 31, 2020, 2019, and 2018, respectively.
(b)The changes in fair value of energy-related derivative contracts are substantially attributable to both the volume and the price of natural gas. Current period changes also include the changes in fair value of new contracts entered into during the period, if any.
The net hedge volumes of energy-related derivative contracts for natural gas purchased (sold) at December 31, 2020 and 2019 for Southern Company and Southern Company Gas were as follows:

	Southern Company	Southern Company Gas
	mmBtu Volume (in millions)
At December 31, 2020:
Commodity – Natural gas swaps	262	—
Commodity – Natural gas options	574	523
Total hedge volume	836	523

At December 31, 2019:
Commodity – Natural gas swaps	327	—
Commodity – Natural gas options	262	218
Total hedge volume	589	218
Southern Company Gas' derivative contracts are comprised of both long and short natural gas positions. A long position is a contract to purchase natural gas, and a short position is a contract to sell natural gas. The volumes presented above for Southern Company Gas represent the net of long natural gas positions of 4.42 billion mmBtu and short natural gas positions of 3.90 billion mmBtu at December 31, 2020 and the net of long natural gas positions of 4.10 billion mmBtu and short natural gas positions of 3.88 billion mmBtu at December 31, 2019.
For the Southern Company system, the weighted average swap contract cost per mmBtu was equal to market prices at December 31, 2020 and was approximately $0.28 per mmBtu above market prices at December 31, 2019. The change in option fair value is primarily attributable to the volatility of the market and the underlying change in the natural gas price. Substantially all of the traditional electric operating companies' natural gas hedge gains and losses are recovered through their respective fuel cost recovery clauses.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
The Registrants use over-the-counter contracts that are not exchange traded but are fair valued using prices which are market observable, and thus fall into Level 2 of the fair value hierarchy. In addition, Southern Company Gas uses exchange-traded market-observable contracts, which are categorized as Level 1, and contracts that include a combination of observable and unobservable components, which are categorized as Level 3. See Note 13 to the financial statements for further discussion of fair value measurements. The maturities of the energy-related derivative contracts for Southern Company and Southern Company Gas at December 31, 2020 were as follows:

	Fair Value Measurements of Contracts at
	December 31, 2020
	Total Fair Value	Maturity
		2021	2022 – 2023	2024 – 2025
	(in millions)
Southern Company
Level 1(a)	$13	$10	$(11)	$14
Level 2(b)	66	49	5	12
Level 3	28	9	8	11
Southern Company total(c)	$107	$68	$2	$37

Southern Company Gas
Level 1(a)	$13	$10	$(11)	$14
Level 2(b)	60	43	5	12
Level 3	28	9	8	11
Southern Company Gas total(c)	$101	$62	$2	$37
(a)Valued using NYMEX futures prices.
(b)Level 2 amounts for Southern Company Gas are valued using basis transactions that represent the cost to transport natural gas from a NYMEX delivery point to the contract delivery point. These transactions are based on quotes obtained either through electronic trading platforms or directly from brokers.
(c)Excludes cash collateral of $28 million as well as premium and associated intrinsic value associated with weather derivatives of $6 million at December 31, 2020.
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
Southern Company performs periodic reviews of its leveraged lease transactions, both domestic and international, and the creditworthiness of the lessees, including a review of the value of the underlying leased assets and the credit ratings of the lessees. Southern Company's domestic lease transactions generally do not have any credit enhancement mechanisms; however, the lessees in its international lease transactions have pledged various deposits as additional security to secure the obligations. The lessees in Southern Company's international lease transactions are also required to provide additional collateral in the event of a credit downgrade below a certain level. See Notes 1 and 3 to the financial statements under "Leveraged Leases" and "Other Matters – Southern Company," respectively, for additional information, including recent impairment charges related to certain leveraged lease investments.
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
Southern Company and Subsidiary Companies 2020 Annual Report
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
Southern Company Gas' wholesale gas services segment had the following VaRs at December 31:

	2020	2019	2018
	(in millions)
Period end(*)	$1.3	$2.6	$6.4
Average	2.5	3.4	3.7
High(*)	4.6	7.0	11.7
Low	1.2	2.1	1.2
(*)The VaR at December 31, 2018 reflects significant natural gas price increases in Sequent's key markets driven by an industry-wide lower-than-normal natural gas storage inventory position and colder-than-normal weather in the middle of fourth quarter 2018. As weather and natural gas prices moderated subsequent to December 31, 2018, VaR declined.
Credit Risk
Southern Company (except as discussed herein), the traditional electric operating companies, and Southern Power are not exposed to any concentrations of credit risk. Southern Company Gas' exposure to concentrations of credit risk is discussed herein.
Southern Company Gas
Gas Distribution Operations
Concentration of credit risk occurs at Atlanta Gas Light for amounts billed for services and other costs to its customers, which consist of the 16 Marketers in Georgia. The credit risk exposure to the Marketers varies seasonally, with the lowest exposure in the non-peak summer months and the highest exposure in the peak winter months. Marketers are responsible for the retail sale of natural gas to end-use customers in Georgia. The provisions of Atlanta Gas Light's tariff allow Atlanta Gas Light to obtain credit security support in an amount equal to a minimum of two times a Marketer's highest month's estimated bill from Atlanta Gas Light. For 2020, the four largest Marketers based on customer count, which includes SouthStar, accounted for 21% of Southern Company Gas' adjusted operating margin and 25% of adjusted operating margin for Southern Company Gas' gas distribution operations segment.
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
Wholesale Gas Services
Southern Company Gas has established credit policies to determine and monitor the creditworthiness of counterparties, including requirements to post collateral or other credit security, as well as the quality of pledged collateral. Southern Company Gas also utilizes netting agreements whenever possible to mitigate exposure to counterparty credit risk. When more than one derivative transaction with the same counterparty is outstanding and a legally enforceable netting agreement exists with that counterparty, the "net" mark-to-market exposure represents a reasonable measure of Southern Company Gas' credit risk with that counterparty. Netting agreements also enable Southern Company Gas to net certain assets and liabilities by counterparty across product lines and against cash collateral, provided the netting and cash collateral agreements include such provisions. While the amounts due from, or owed to, counterparties are settled net, they are recorded on a gross basis on the balance sheet as energy marketing receivables and energy marketing payables.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
Southern Company Gas may require counterparties to pledge additional collateral when deemed necessary. Collateral or credit security is most often in the form of cash or letters of credit from an investment-grade financial institution but may also include cash or U.S. government securities held by a trustee. Southern Company Gas conducts credit evaluations and obtains appropriate internal approvals for a counterparty's line of credit before any transaction with the counterparty is executed. In most cases, the counterparty must have an investment grade rating, which includes a minimum long-term debt rating of Baa3 from Moody's and BBB- from S&P. Generally, Southern Company Gas requires credit enhancements by way of a guaranty, cash deposit, or letter of credit for transaction counterparties that do not have investment grade ratings.
Certain of Southern Company Gas' derivative instruments contain credit-risk-related or other contingent features that could increase the payments for collateral it posts in the normal course of business when its financial instruments are in net liability positions. At December 31, 2020, for agreements with such features, Southern Company Gas' derivative instruments with liability fair values were immaterial and Southern Company Gas had no collateral posted with derivatives counterparties to satisfy these arrangements.
Southern Company Gas has a concentration of credit risk as measured by its 30-day receivable exposure plus forward exposure. At December 31, 2020, the top 20 counterparties of Southern Company Gas' wholesale gas services segment represented approximately 58%, or $234 million, of its total counterparty exposure and had a weighted average S&P equivalent credit rating of A-, all of which is consistent with the prior year. The S&P equivalent credit rating is determined by a process of converting the lower of the S&P or Moody's ratings to an internal rating ranging from 9 to 1, with 9 being equivalent to AAA/Aaa by S&P and Moody's, respectively, and 1 being D / Default by S&P and Moody's, respectively. A counterparty that does not have an external rating is assigned an internal rating based on the strength of the financial ratios of that counterparty. To arrive at the weighted average credit rating, each counterparty is assigned an internal ratio, which is multiplied by their credit exposure and summed for all counterparties. The sum is divided by the aggregate total counterparties' exposures, and this numeric value is then converted to a S&P equivalent.
The following table provides credit risk information related to Southern Company Gas' third-party natural gas contracts receivable and payable positions at December 31:

	Gross Receivables		Gross Payables
	2020	2019	2020	2019
	(in millions)		(in millions)
Netting agreements in place:
Counterparty is investment grade	$265	$238	$104	$127
Counterparty is non-investment grade	3	1	46	43
Counterparty has no external rating	235	175	342	272
No netting agreements in place:
Counterparty is investment grade	13	14	2	—
Amount recorded in balance sheets	$516	$428	$494	$442
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

    Table of Contents                                Index to Financial Statements
Item 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Table of Contents                                Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of The Southern Company and Subsidiary Companies
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of The Southern Company and subsidiary companies (Southern Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). We also have audited Southern Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southern Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, Southern Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.
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

    Table of Contents                                Index to Financial Statements
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the Audit Committee of Southern Company's Board of Directors and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Impact of Rate Regulation on the Financial Statements – Refer to Note 1 (Summary of Significant Accounting Policies – Regulatory Assets and Liabilities) and Note 2 (Regulatory Matters) to the financial statements
Critical Audit Matter Description
Southern Company's traditional electric operating companies and natural gas distribution utilities (the "regulated utility subsidiaries"), which represent approximately 89% of Southern Company's consolidated operating revenues for the year ended December 31, 2020 and 85% of its consolidated total assets at December 31, 2020, are subject to rate regulation by their respective state Public Service Commissions or other applicable state regulatory agencies and wholesale regulation by the Federal Energy Regulatory Commission (collectively, the "Commissions"). Management has determined that the regulated utility subsidiaries meet the requirements under accounting principles generally accepted in the United States of America to utilize specialized rules to account for the effects of rate regulation in the preparation of its financial statements. Accounting for the economics of rate regulation impacts multiple financial statement line items and disclosures, including, but not limited to, property, plant, and equipment; other regulatory assets; other regulatory liabilities; other cost of removal obligations; deferred charges and credits related to income taxes; under and over recovered regulatory clause revenues; operating revenues; operations and maintenance expenses; and depreciation and amortization.
The Commissions set the rates the regulated utility subsidiaries are permitted to charge customers. Rates are determined and approved in regulatory proceedings based on an analysis of the applicable regulated utility subsidiary's costs to provide utility service and a return on, and recovery of, its investment in the utility business. Current and future regulatory decisions can have an impact on the recovery of costs, the rate of return earned on investments, and the timing and amount of assets to be recovered by rates. The Commissions' regulation of rates is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital. While Southern Company's regulated utility subsidiaries expect to recover costs from customers through regulated rates, there is a risk that the Commissions will not approve: (1) full recovery of the costs of providing utility service, or (2) full recovery of all amounts invested in the utility business and a reasonable return on that investment.
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
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the uncertainty of future decisions by the Commissions included the following, among others:
•We tested the effectiveness of management's controls over the evaluation of the likelihood of (1) the recovery in future rates of costs incurred as property, plant, and equipment and deferred as regulatory assets, and (2) a refund or a future reduction in rates that should be reported as regulatory liabilities. We also tested the effectiveness of management's controls over the initial recognition of amounts as property, plant, and equipment; regulatory assets or liabilities; and the monitoring and evaluation of regulatory developments that may affect the likelihood of recovering costs in future rates or of a future reduction in rates.
•We read relevant regulatory orders issued by the Commissions for the regulated utility subsidiaries, regulatory statutes, interpretations, procedural memorandums, filings made by intervenors, and other publicly available information to assess the likelihood of recovery in future rates or of a future reduction in rates based on precedents of the Commissions' treatment of similar costs under similar circumstances. We evaluated the external information and compared it to management's recorded regulatory asset and liability balances for completeness.

    Table of Contents                                Index to Financial Statements
•For regulatory matters in process, we inspected filings with the Commissions by Southern Company's regulated utility subsidiaries and other interested parties that may impact the regulated utility subsidiaries' future rates for any evidence that might contradict management's assertions.
•We evaluated regulatory filings for any evidence that intervenors are challenging full recovery of the cost of any capital projects. We tested selected costs included in the capitalized project costs for completeness and accuracy.
•We obtained representation from management regarding probability of recovery for regulatory assets or refund or future reduction in rates for regulatory liabilities to assess management's assertion that amounts are probable of recovery, refund, or a future reduction in rates.
•We evaluated Southern Company's disclosures related to the impacts of rate regulation, including the balances recorded and regulatory developments.
Disclosure of Uncertainties – Plant Vogtle Units 3 and 4 Construction – Refer to Note 2 (Regulatory Matters – Georgia Power – Nuclear Construction) to the financial statements
Critical Audit Matter Description
As discussed in Note 2 to the financial statements, the ultimate recovery of Georgia Power Company's (Georgia Power) investment in the construction of Plant Vogtle Units 3 and 4 is subject to multiple uncertainties. Such uncertainties include the potential impact of future decisions by Georgia Power's regulators (particularly the Georgia Public Service Commission), actions by the co-owners of the Vogtle project, and litigation or other legal proceedings involving the project. In addition, Georgia Power's ability to meet its cost and schedule forecasts could impact its capacity to fully recover its investment in the project. While the project is not subject to a cost cap, Georgia Power's cost and schedule forecasts are subject to numerous uncertainties which could impact cost recovery, including challenges with management of contractors and vendors; subcontractor performance; supervision of craft labor and related craft labor productivity, particularly in the installation of electrical, mechanical, and instrumentation and controls commodities, ability to attract and retain craft labor, and/or related cost escalation; procurement, fabrication, delivery, assembly, installation, system turnover, and the initial testing and start-up, including any required engineering changes or any remediation related thereto, of plant systems, structures, or components (some of which are based on new technology that only within the last few years began initial operation in the global nuclear industry at this scale), any of which may require additional labor and/or materials; or other issues that could arise and change the projected schedule and estimated cost. In addition, the continuing effects of the COVID-19 pandemic could further disrupt or delay construction, testing, supervisory, and support activities at Plant Vogtle Units 3 and 4. The ultimate recovery of Georgia Power's investment in Plant Vogtle Units 3 and 4 is subject to the outcome of future assessments by management as well as Georgia Public Service Commission decisions in future regulatory proceedings.
Management has recorded charges to income, including a total of $325 million in 2020, when it has determined that it is likely to incur costs for which it will not seek recovery or which it has concluded are probable of disallowance for ratemaking purposes. In addition, management has disclosed the status, risks, and uncertainties associated with Plant Vogtle Units 3 and 4, including (1) the status of construction; (2) the status of regulatory proceedings; (3) the status of legal actions or issues involving the co-owners of the project; and (4) other matters which could impact the ultimate recoverability of Georgia Power's investment in the project. We identified as a critical audit matter the evaluation of Georgia Power's identification and disclosure of events and uncertainties that could impact the ultimate cost recovery of its investment in the construction of Plant Vogtle Units 3 and 4. This critical audit matter involved significant audit effort requiring specialized industry and construction expertise, extensive knowledge of rate regulation, and difficult and subjective judgments.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to Georgia Power's identification and disclosure of events and uncertainties that could impact the ultimate cost recovery of its investment in the construction of Plant Vogtle Units 3 and 4 included the following, among others:
•We tested the effectiveness of internal controls over the on-going evaluation, monitoring, and disclosure of matters related to the construction and ultimate cost recovery of Plant Vogtle Units 3 and 4.
•We involved construction specialists to assist in our evaluation of Georgia Power's processes for on-going evaluation and monitoring of the construction schedule and to assess the disclosures of the uncertainties impacting the ultimate cost recovery of its investment in the construction of Plant Vogtle Units 3 and 4.
•We attended meetings with Georgia Power and Southern Company officials, project managers (including contractors), independent regulatory monitors, and co-owners of the project to evaluate and monitor construction status and identify cost and schedule challenges.

    Table of Contents                                Index to Financial Statements
•We read reports of external independent monitors employed by the Georgia Public Service Commission to monitor the status of construction at Plant Vogtle Units 3 and 4 to evaluate the completeness of Georgia Power's disclosure of the uncertainties impacting the ultimate cost recovery of its investment in the construction of Plant Vogtle Units 3 and 4.
•We inquired of Georgia Power and Southern Company officials and project managers regarding the status of construction, the construction schedule, and cost forecasts to assess the financial statement disclosures with respect to project status and potential risks and uncertainties to the achievement of such forecasts.
•We inspected regulatory filings and transcripts of Georgia Public Service Commission hearings regarding the construction of Plant Vogtle Units 3 and 4 to identify potential challenges to the recovery of Georgia Power's construction costs and to evaluate the disclosures with respect to such uncertainties.
•We inquired of Georgia Power and Southern Company management and internal and external legal counsel regarding any potential legal actions or issues arising from project construction or issues involving the co-owners of the project.
•We monitored the status of reviews by the Nuclear Regulatory Commission to identify potential impediments to the licensing and commercial operation of the project.
•We compared the financial statement disclosures relating to this matter to the information gathered through the conduct of all our procedures to evaluate whether there were omissions relating to significant facts or uncertainties regarding the status of construction or other factors which could impact the ultimate cost recovery of Plant Vogtle Units 3 and 4.
•We obtained representation from management regarding disclosure of all matters related to the cost and/or status of the construction of Plant Vogtle Units 3 and 4, including matters related to a co-owner or regulatory development, that could impact the recovery of the related costs.
/s/ Deloitte & Touche LLP
Atlanta, Georgia
February 17, 2021
We have served as Southern Company's auditor since 2002.

    Table of Contents                                Index to Financial Statements
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2020, 2019, and 2018
Southern Company and Subsidiary Companies 2020 Annual Report

	2020	2019	2018
	(in millions)
Operating Revenues:
Retail electric revenues	$13,643	$14,084	$15,222
Wholesale electric revenues	1,945	2,152	2,516
Other electric revenues	672	636	664
Natural gas revenues	3,434	3,792	3,854
Other revenues	681	755	1,239
Total operating revenues	20,375	21,419	23,495
Operating Expenses:
Fuel	2,967	3,622	4,637
Purchased power	799	816	971
Cost of natural gas	972	1,319	1,539
Cost of other sales	327	435	806
Other operations and maintenance	5,413	5,624	5,926
Depreciation and amortization	3,518	3,038	3,131
Taxes other than income taxes	1,234	1,230	1,315
Estimated loss on Plant Vogtle Units 3 and 4	325	—	1,060
Impairment charges	—	168	210
(Gain) loss on dispositions, net	(65)	(2,569)	(291)
Total operating expenses	15,490	13,683	19,304
Operating Income	4,885	7,736	4,191
Other Income and (Expense):
Allowance for equity funds used during construction	149	128	138
Earnings from equity method investments	153	162	148
Interest expense, net of amounts capitalized	(1,821)	(1,736)	(1,842)
Impairment of leveraged leases	(206)	—	—
Other income (expense), net	336	252	114
Total other income and (expense)	(1,389)	(1,194)	(1,442)
Earnings Before Income Taxes	3,496	6,542	2,749
Income taxes	393	1,798	449
Consolidated Net Income	3,103	4,744	2,300
Dividends on preferred stock of subsidiaries	15	15	16
Net income (loss) attributable to noncontrolling interests	(31)	(10)	58
Consolidated Net Income Attributable to Southern Company	$3,119	$4,739	$2,226
Common Stock Data:
Earnings per share —
Basic	$2.95	$4.53	$2.18
Diluted	2.93	4.50	2.17
Average number of shares of common stock outstanding — (in millions)
Basic	1,058	1,046	1,020
Diluted	1,065	1,054	1,025
The accompanying notes are an integral part of these consolidated financial statements.

    Table of Contents                                Index to Financial Statements
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2020, 2019, and 2018
Southern Company and Subsidiary Companies 2020 Annual Report

	2020	2019	2018
	(in millions)
Consolidated Net Income	$3,103	$4,744	$2,300
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $3, $(39), and $(16), respectively	10	(115)	(47)
Reclassification adjustment for amounts included in net income, net of tax of $(13), $19, and $24, respectively	(40)	57	72
Pension and other postretirement benefit plans:
Benefit plan net gain (loss), net of tax of $(17), $(31), and $(2), respectively	(55)	(64)	(5)
Reclassification adjustment for amounts included in net income, net of tax of $3, $1, and $5, respectively	10	4	6
Total other comprehensive income (loss)	(75)	(118)	26
Dividends on preferred stock of subsidiaries	15	15	16
Comprehensive income (loss) attributable to noncontrolling interests	(31)	(10)	58
Consolidated Comprehensive Income Attributable to Southern Company	$3,044	$4,621	$2,252
The accompanying notes are an integral part of these consolidated financial statements.

    Table of Contents                                Index to Financial Statements
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2020, 2019, and 2018
Southern Company and Subsidiary Companies 2020 Annual Report

	2020	2019	2018
	(in millions)
Operating Activities:
Consolidated net income	$3,103	$4,744	$2,300
Adjustments to reconcile consolidated net income to net cash provided from operating activities —
Depreciation and amortization, total	3,905	3,331	3,549
Deferred income taxes	(241)	611	89
Utilization of federal investment tax credits	341	757	5
Allowance for equity funds used during construction	(149)	(128)	(138)
Pension, postretirement, and other employee benefits	(259)	(204)	(103)
Pension and postretirement funding	(2)	(1,136)	(4)
Settlement of asset retirement obligations	(442)	(328)	(244)
Storm damage accruals	325	168	74
Stock based compensation expense	113	107	125
Estimated loss on Plant Vogtle Units 3 and 4	325	—	1,060
Impairment charges	206	168	210
(Gain) loss on dispositions, net	(66)	(2,588)	(301)
Other, net	(74)	115	47
Changes in certain current assets and liabilities —
-Receivables	(222)	630	(426)
-Fossil fuel for generation	(29)	(120)	123
-Materials and supplies	(157)	(17)	(176)
-Other current assets	(132)	132	98
-Accounts payable	(27)	(693)	291
-Accrued taxes	242	117	267
-Retail fuel cost over recovery	96	62	36
-Customer refunds	(236)	126	67
-Other current liabilities	76	(73)	(4)
Net cash provided from operating activities	6,696	5,781	6,945
Investing Activities:
Business acquisitions, net of cash acquired	(81)	(50)	(65)
Property additions	(7,441)	(7,555)	(8,001)
Nuclear decommissioning trust fund purchases	(877)	(888)	(1,117)
Nuclear decommissioning trust fund sales	871	882	1,111
Proceeds from dispositions and asset sales	1,049	5,122	2,956
Cost of removal, net of salvage	(361)	(393)	(388)
Change in construction payables, net	37	(169)	50
Investments in unconsolidated subsidiaries	(80)	(148)	(114)
Payments pursuant to LTSAs	(211)	(234)	(186)
Other investing activities	64	41	(6)
Net cash used for investing activities	(7,030)	(3,392)	(5,760)
Financing Activities:
Increase (decrease) in notes payable, net	(1,096)	640	(774)
Proceeds —
Long-term debt	8,047	5,220	2,478
Common stock	74	844	1,090
Short-term borrowings	615	350	3,150
Redemptions and repurchases —
Long-term debt	(4,458)	(4,347)	(5,533)
Preferred and preference stock	—	—	(33)
Short-term borrowings	(840)	(1,850)	(1,900)
Distributions to noncontrolling interests	(271)	(256)	(153)
Capital contributions from noncontrolling interests	363	196	2,551
Payment of common stock dividends	(2,685)	(2,570)	(2,425)
Other financing activities	(325)	(157)	(264)
Net cash used for financing activities	(576)	(1,930)	(1,813)
Net Change in Cash, Cash Equivalents, and Restricted Cash	(910)	459	(628)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Year	1,978	1,519	2,147
Cash, Cash Equivalents, and Restricted Cash at End of Year	$1,068	$1,978	$1,519
Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $81, $74, and $72 capitalized, respectively)	$1,683	$1,651	$1,794
Income taxes (net of refunds)	64	276	172
Noncash transactions — Accrued property additions at year-end	989	932	1,103
The accompanying notes are an integral part of these consolidated financial statements.

    Table of Contents                                Index to Financial Statements
CONSOLIDATED BALANCE SHEETS
At December 31, 2020 and 2019
Southern Company and Subsidiary Companies 2020 Annual Report

Assets	2020	2019
	(in millions)
Current Assets:
Cash and cash equivalents	$1,065	$1,975
Receivables —
Customer accounts	1,753	1,614
Energy marketing	516	428
Unbilled revenues	672	599
Other accounts and notes	512	817
Accumulated provision for uncollectible accounts	(118)	(49)
Materials and supplies	1,478	1,388
Fossil fuel for generation	550	521
Natural gas for sale	460	479
Prepaid expenses	276	314
Assets from risk management activities, net of collateral	147	183
Regulatory assets – asset retirement obligations	214	287
Other regulatory assets	810	885
Assets held for sale	60	188
Other current assets	222	188
Total current assets	8,617	9,817
Property, Plant, and Equipment:
In service	110,516	105,114
Less: Accumulated depreciation	32,397	30,765
Plant in service, net of depreciation	78,119	74,349
Nuclear fuel, at amortized cost	818	851
Construction work in progress	8,697	7,880
Total property, plant, and equipment	87,634	83,080
Other Property and Investments:
Goodwill	5,280	5,280
Nuclear decommissioning trusts, at fair value	2,303	2,036
Equity investments in unconsolidated subsidiaries	1,362	1,303
Other intangible assets, net of amortization of $328 and $280, respectively	487	536
Leveraged leases	556	788
Miscellaneous property and investments	398	391
Total other property and investments	10,386	10,334
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	1,802	1,800
Deferred charges related to income taxes	796	798
Unamortized loss on reacquired debt	280	300
Regulatory assets – asset retirement obligations, deferred	4,934	4,094
Other regulatory assets, deferred	7,198	6,805
Assets held for sale, deferred	—	601
Other deferred charges and assets	1,288	1,071
Total deferred charges and other assets	16,298	15,469
Total Assets	$122,935	$118,700
The accompanying notes are an integral part of these consolidated financial statements.

    Table of Contents                                Index to Financial Statements
CONSOLIDATED BALANCE SHEETS
At December 31, 2020 and 2019
Southern Company and Subsidiary Companies 2020 Annual Report

Liabilities and Stockholders' Equity	2020	2019
	(in millions)
Current Liabilities:
Securities due within one year	$3,507	$2,989
Notes payable	609	2,055
Energy marketing trade payables	494	442
Accounts payable	2,312	2,115
Customer deposits	487	496
Accrued taxes —
Accrued income taxes	130	—
Other accrued taxes	699	659
Accrued interest	513	474
Accrued compensation	1,025	992
Asset retirement obligations	585	504
Other regulatory liabilities	509	756
Liabilities held for sale	—	5
Operating lease obligations	241	229
Other current liabilities	968	830
Total current liabilities	12,079	12,546
Long-Term Debt	45,073	41,798
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	8,175	7,888
Deferred credits related to income taxes	5,767	6,078
Accumulated deferred ITCs	2,235	2,291
Employee benefit obligations	2,213	1,814
Operating lease obligations, deferred	1,611	1,615
Asset retirement obligations, deferred	10,099	9,282
Accrued environmental remediation	216	234
Other cost of removal obligations	2,211	2,239
Other regulatory liabilities, deferred	251	256
Other deferred credits and liabilities	480	609
Total deferred credits and other liabilities	33,258	32,306
Total Liabilities	90,410	86,650
Redeemable Preferred Stock of Subsidiaries:
Cumulative preferred stock
$100 par or stated value - 4.20% to 4.92% (Authorized - 10 million shares; Outstanding - 0.5 million shares)	48	48
$1 par value - 5.00% (Authorized - 28 million shares; Outstanding - 10 million shares)	243	243
Total redeemable preferred stock of subsidiaries (annual dividend requirement - $15 million)	291	291
Common Stockholders' Equity:
Common stock, par value $5 per share (Authorized - 1.5 billion shares)	5,268	5,257
(Issued - 1.1 billion shares; Treasury - 1.0 million shares)
Paid-in capital	11,834	11,734
Treasury, at cost	(46)	(42)
Retained earnings	11,311	10,877
Accumulated other comprehensive loss	(395)	(321)
Total common stockholders' equity	27,972	27,505
Noncontrolling interests	4,262	4,254
Total Stockholders' Equity (See accompanying statements)	32,234	31,759
Total Liabilities and Stockholders' Equity	$122,935	$118,700
Commitments and Contingent Matters (See notes)
The accompanying notes are an integral part of these consolidated financial statements.

    Table of Contents                                Index to Financial Statements
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2020, 2019, and 2018
Southern Company and Subsidiary Companies 2020 Annual Report

	Southern Company Common Stockholders' Equity
	Number of Common Shares		Common Stock				Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Issued	Treasury	Par Value	Paid-In Capital	Treasury	Retained Earnings			Total
	(in millions)
Balance at December 31, 2017	1,009	(1)	$5,038	$10,469	$(36)	$8,885	$(189)	$1,361	$25,528
Consolidated net income	—	—	—	—	—	2,226	—	58	2,284
Other comprehensive income	—	—	—	—	—	—	26	—	26
Stock issued	26	—	126	964	—	—	—	—	1,090
Stock-based compensation	—	—	—	84	—	—	—	—	84
Cash dividends of $2.3800 per share	—	—	—	—	—	(2,425)	—	—	(2,425)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	1,372	1,372
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(164)	(164)
Sale of noncontrolling interests	—	—	—	(417)	—	—	—	1,690	1,273
Other	—	—	—	(6)	(2)	20	(40)	(1)	(29)
Balance at December 31, 2018	1,035	(1)	5,164	11,094	(38)	8,706	(203)	4,316	29,039
Consolidated net income (loss)	—	—	—	—	—	4,739	—	(10)	4,729
Other comprehensive income (loss)	—	—	—	—	—	—	(118)	—	(118)
Issuance of equity units(*)	—	—	—	(198)	—	—	—	—	(198)
Stock issued	19	—	93	751	—	—	—	—	844
Stock-based compensation	—	—	—	66	—	—	—	—	66
Cash dividends of $2.4600 per share	—	—	—	—	—	(2,570)	—	—	(2,570)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	276	276
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(327)	(327)
Other	—	—	—	21	(4)	2	—	(1)	18
Balance at December 31, 2019	1,054	(1)	5,257	11,734	(42)	10,877	(321)	4,254	31,759
Consolidated net income (loss)	—	—	—	—	—	3,119	—	(31)	3,088
Other comprehensive income (loss)	—	—	—	—	—	—	(75)	—	(75)
Stock issued	4	—	11	63	—	—	—	—	74
Stock-based compensation	—	—	—	44	—	—	—	—	44
Cash dividends of $2.5400 per share	—	—	—	—	—	(2,685)	—	—	(2,685)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	307	307
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(271)	(271)
Purchase of membership interests from noncontrolling interests	—	—	—	5	—	—	—	(65)	(60)
Sale of noncontrolling interests	—	—	—	(2)	—	—	—	67	65
Other	—	—	—	(10)	(4)	—	1	1	(12)
Balance at December 31, 2020	1,058	(1)	$5,268	$11,834	$(46)	$11,311	$(395)	$4,262	$32,234
(*)See Note 8 under "Equity Units" for additional information.
The accompanying notes are an integral part of these consolidated financial statements.

    Table of Contents                                Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Alabama Power Company
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Alabama Power Company (Alabama Power) (a wholly-owned subsidiary of The Southern Company) as of December 31, 2020 and 2019, the related statements of income, comprehensive income, common stockholder's equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of Alabama Power as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the Audit Committee of Southern Company's Board of Directors and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Impact of Rate Regulation on the Financial Statements – Refer to Note 1 (Summary of Significant Accounting Policies – Regulatory Assets and Liabilities) and Note 2 (Regulatory Matters – Alabama Power) to the financial statements
Critical Audit Matter Description
Alabama Power is subject to retail rate regulation by the Alabama Public Service Commission and wholesale regulation by the Federal Energy Regulatory Commission (collectively, the "Commissions"). Management has determined that it meets the requirements under accounting principles generally accepted in the United States of America to utilize specialized rules to account for the effects of rate regulation in the preparation of its financial statements. Accounting for the economics of rate regulation impacts multiple financial statement line items and disclosures, including, but not limited to, property, plant, and equipment; other regulatory assets; other regulatory liabilities; other cost of removal obligations; deferred charges and credits related to income taxes; under and over recovered regulatory clause revenues; operating revenues; operations and maintenance expenses; and depreciation and amortization.
The Commissions set the rates Alabama Power is permitted to charge customers. Rates are determined and approved in regulatory proceedings based on an analysis of Alabama Power's costs to provide utility service and a return on, and recovery of, its investment in the utility business. Current and future regulatory decisions can have an impact on the recovery of costs, the rate of return earned on investments, and the timing and amount of assets to be recovered by rates. The Commissions' regulation of rates is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital. While Alabama Power expects to recover costs from customers through regulated rates, there is a risk that the Commissions will not approve: (1)

    Table of Contents                                Index to Financial Statements
full recovery of the costs of providing utility service, or (2) full recovery of all amounts invested in the utility business and a reasonable return on that investment.
We identified the impact of rate regulation as a critical audit matter due to the significant judgments made by management to support its assertions about impacted account balances and disclosures (e.g., asset retirement costs and the net book value of retired assets) and the high degree of subjectivity involved in assessing the potential impact of future regulatory orders on the financial statements. Management judgments include assessing the likelihood of (1) recovery in future rates of incurred costs, (2) a disallowance of part of the cost of recently completed plant or plant under construction, and/or (3) a refund to customers. Given that management's accounting judgments are based on assumptions about the outcome of future decisions by the Commissions, auditing these judgments required specialized knowledge of accounting for rate regulation and the rate setting process due to its inherent complexities and significant auditor judgment to evaluate management estimates and the subjectivity of audit evidence.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the uncertainty of future decisions by the Commissions included the following, among others:
•We tested the effectiveness of management's controls over the evaluation of the likelihood of (1) the recovery in future rates of costs incurred as property, plant, and equipment and deferred as regulatory assets, and (2) a refund or a future reduction in rates that should be reported as regulatory liabilities. We also tested the effectiveness of management's controls over the initial recognition of amounts as property, plant, and equipment; regulatory assets or liabilities; and the monitoring and evaluation of regulatory developments that may affect the likelihood of recovering costs in future rates or of a future reduction in rates.
•We read relevant regulatory orders issued by the Commissions for Alabama Power, regulatory statutes, interpretations, procedural memorandums, filings made by intervenors, and other publicly available information to assess the likelihood of recovery in future rates or of a future reduction in rates based on precedents of the Commissions' treatment of similar costs under similar circumstances. We evaluated the external information and compared it to management's recorded regulatory asset and liability balances for completeness.
•For regulatory matters in process, we inspected filings with the Commissions by Alabama Power and other interested parties that may impact Alabama Power's future rates for any evidence that might contradict management's assertions.
•We evaluated regulatory filings for any evidence that intervenors are challenging full recovery of the cost of any capital projects. We tested selected costs included in the capitalized project costs for completeness and accuracy.
•We obtained representation from management regarding probability of recovery for regulatory assets or refund or future reduction in rates for regulatory liabilities to assess management's assertion that amounts are probable of recovery, refund, or a future reduction in rates.
•We evaluated Alabama Power's disclosures related to the impacts of rate regulation, including the balances recorded and regulatory developments.
/s/ Deloitte & Touche LLP
Birmingham, Alabama
February 17, 2021
We have served as Alabama Power's auditor since 2002.

    Table of Contents                                Index to Financial Statements
STATEMENTS OF INCOME
For the Years Ended December 31, 2020, 2019, and 2018
Alabama Power Company 2020 Annual Report

	2020	2019	2018
	(in millions)
Operating Revenues:
Retail revenues	$5,213	$5,501	$5,367
Wholesale revenues, non-affiliates	269	258	279
Wholesale revenues, affiliates	46	81	119
Other revenues	302	285	267
Total operating revenues	5,830	6,125	6,032
Operating Expenses:
Fuel	970	1,112	1,301
Purchased power, non-affiliates	191	203	216
Purchased power, affiliates	128	200	216
Other operations and maintenance	1,619	1,821	1,669
Depreciation and amortization	812	793	764
Taxes other than income taxes	416	403	389
Total operating expenses	4,136	4,532	4,555
Operating Income	1,694	1,593	1,477
Other Income and (Expense):
Allowance for equity funds used during construction	46	52	62
Interest expense, net of amounts capitalized	(338)	(336)	(323)
Other income (expense), net	100	46	20
Total other income and (expense)	(192)	(238)	(241)
Earnings Before Income Taxes	1,502	1,355	1,236
Income taxes	337	270	291
Net Income	1,165	1,085	945
Dividends on Preferred Stock	15	15	15
Net Income After Dividends on Preferred Stock	$1,150	$1,070	$930
The accompanying notes are an integral part of these financial statements.

    Table of Contents                                Index to Financial Statements
STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2020, 2019, and 2018
Alabama Power Company 2020 Annual Report

	2020	2019	2018
	(in millions)
Net Income	$1,165	$1,085	$945
Other comprehensive income (loss):
Qualifying hedges:
Reclassification adjustment for amounts included in net income, net of tax of $2, $2, and $2, respectively	4	4	4
Total other comprehensive income (loss)	4	4	4
Comprehensive Income	$1,169	$1,089	$949
The accompanying notes are an integral part of these financial statements.

    Table of Contents                                Index to Financial Statements
STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2020, 2019, and 2018
Alabama Power Company 2020 Annual Report

	2020	2019	2018
	(in millions)
Operating Activities:
Net income	$1,165	$1,085	$945
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	963	951	917
Deferred income taxes	78	197	174
Allowance for equity funds used during construction	(46)	(52)	(62)
Pension and postretirement funding	(2)	(362)	(4)
Settlement of asset retirement obligations	(219)	(127)	(55)
Natural disaster reserve accruals	112	138	16
Other deferred charges – affiliated	—	(42)	—
Other, net	(38)	(91)	(17)
Changes in certain current assets and liabilities —
-Receivables	(49)	9	(149)
-Materials and supplies	(47)	23	(82)
-Other current assets	(66)	(89)	28
-Accounts payable	(90)	(41)	24
-Accrued taxes	84	49	10
-Accrued compensation	(32)	(14)	8
-Retail fuel cost over recovery	(31)	47	—
-Customer refunds	(12)	30	114
-Other current liabilities	(28)	68	14
Net cash provided from operating activities	1,742	1,779	1,881
Investing Activities:
Property additions	(1,970)	(1,757)	(2,158)
Nuclear decommissioning trust fund purchases	(268)	(261)	(279)
Nuclear decommissioning trust fund sales	267	260	278
Cost of removal net of salvage	(98)	(103)	(130)
Change in construction payables	(34)	(71)	26
Other investing activities	(19)	(31)	(26)
Net cash used for investing activities	(2,122)	(1,963)	(2,289)
Financing Activities:
Proceeds —
Senior notes	600	600	500
Pollution control revenue bonds	87	—	120
Capital contributions from parent company	653	1,240	511
Redemptions and repurchases —
Senior notes	(250)	(200)	—
Pollution control revenue bonds	(87)	—	(120)
Payment of common stock dividends	(957)	(844)	(801)
Other financing activities	(30)	(31)	(33)
Net cash provided from financing activities	16	765	177
Net Change in Cash, Cash Equivalents, and Restricted Cash	(364)	581	(231)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Year	894	313	544
Cash, Cash Equivalents, and Restricted Cash at End of Year	$530	$894	$313
Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $15, $19, and $22 capitalized, respectively)	$321	$311	$284
Income taxes (net of refunds)	187	26	106
Noncash transactions — Accrued property additions at year-end	166	200	272
The accompanying notes are an integral part of these financial statements.

    Table of Contents                                Index to Financial Statements
BALANCE SHEETS
At December 31, 2020 and 2019
Alabama Power Company 2020 Annual Report

Assets	2020	2019
	(in millions)
Current Assets:
Cash and cash equivalents	$530	$894
Receivables —
Customer accounts	429	425
Unbilled revenues	152	134
Affiliated	31	37
Other accounts and notes	66	72
Accumulated provision for uncollectible accounts	(43)	(22)
Fossil fuel stock	235	212
Materials and supplies	546	512
Prepaid expenses	42	50
Other regulatory assets	226	242
Other current assets	33	30
Total current assets	2,247	2,586
Property, Plant, and Equipment:
In service	31,816	30,023
Less: Accumulated provision for depreciation	10,009	9,540
Plant in service, net of depreciation	21,807	20,483
Nuclear fuel, at amortized cost	270	296
Construction work in progress	866	890
Total property, plant, and equipment	22,943	21,669
Other Property and Investments:
Nuclear decommissioning trusts, at fair value	1,157	1,023
Equity investments in unconsolidated subsidiaries	63	66
Miscellaneous property and investments	131	128
Total other property and investments	1,351	1,217
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	151	132
Deferred charges related to income taxes	235	244
Regulatory assets – asset retirement obligations	1,441	1,019
Other regulatory assets, deferred	2,162	2,016
Other deferred charges and assets	273	269
Total deferred charges and other assets	4,262	3,680
Total Assets	$30,803	$29,152
The accompanying notes are an integral part of these financial statements.

    Table of Contents                                Index to Financial Statements
BALANCE SHEETS
At December 31, 2020 and 2019
Alabama Power Company 2020 Annual Report

Liabilities and Stockholder's Equity	2020	2019
	(in millions)
Current Liabilities:
Securities due within one year	$311	$251
Accounts payable —
Affiliated	316	316
Other	545	514
Customer deposits	104	100
Accrued taxes	152	78
Accrued interest	90	92
Accrued compensation	212	216
Asset retirement obligations	254	195
Other regulatory liabilities	108	193
Other current liabilities	107	105
Total current liabilities	2,199	2,060
Long-Term Debt	8,558	8,270
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	3,273	3,260
Deferred credits related to income taxes	2,016	1,960
Accumulated deferred ITCs	94	100
Employee benefit obligations	214	206
Operating lease obligations	119	107
Asset retirement obligations, deferred	3,720	3,345
Other cost of removal obligations	335	412
Other regulatory liabilities, deferred	124	146
Other deferred credits and liabilities	50	40
Total deferred credits and other liabilities	9,945	9,576
Total Liabilities	20,702	19,906
Redeemable Preferred Stock:
Cumulative redeemable preferred stock
$100 par or stated value - 4.20% to 4.92% (Authorized - 3.9 million shares; Outstanding - 0.5 million shares)	48	48
$1 par value - 5.00% (Authorized - 27.5 million shares; Outstanding - 10 million shares: $25 stated value)	243	243
Total redeemable preferred stock (annual dividend requirement - $15 million)	291	291
Common Stockholder's Equity:
Common stock, par value $40 per share (Authorized - 40 million shares; Outstanding - 31 million shares)	1,222	1,222
Paid-in capital	5,413	4,755
Retained earnings	3,194	3,001
Accumulated other comprehensive loss	(19)	(23)
Total common stockholder's equity (See accompanying statements)	9,810	8,955
Total Liabilities and Stockholder's Equity	$30,803	$29,152
Commitments and Contingent Matters (See notes)
The accompanying notes are an integral part of these financial statements.

    Table of Contents                                Index to Financial Statements

STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
For the Years Ended December 31, 2020, 2019, and 2018
Alabama Power Company 2020 Annual Report

	Number of Common Shares Issued	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balance at December 31, 2017	31	$1,222	$2,986	$2,647	$(26)	$6,829
Net income after dividends on preferred stock	—	—	—	930	—	930
Capital contributions from parent company	—	—	522	—	—	522
Other comprehensive income	—	—	—	—	4	4
Cash dividends on common stock	—	—	—	(801)	—	(801)
Other	—	—	—	(1)	(6)	(7)
Balance at December 31, 2018	31	1,222	3,508	2,775	(28)	7,477
Net income after dividends on preferred stock	—	—	—	1,070	—	1,070
Capital contributions from parent company	—	—	1,247	—	—	1,247
Other comprehensive income	—	—	—	—	4	4
Cash dividends on common stock	—	—	—	(844)	—	(844)
Other	—	—	—	—	1	1
Balance at December 31, 2019	31	1,222	4,755	3,001	(23)	8,955
Net income after dividends on preferred stock	—	—	—	1,150	—	1,150
Capital contributions from parent company	—	—	658	—	—	658
Other comprehensive income	—	—	—	—	4	4
Cash dividends on common stock	—	—	—	(957)	—	(957)
Balance at December 31, 2020	31	$1,222	$5,413	$3,194	$(19)	$9,810
The accompanying notes are an integral part of these financial statements.

    Table of Contents                                Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholder and the Board of Directors of Georgia Power Company
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Georgia Power Company (Georgia Power) (a wholly-owned subsidiary of The Southern Company) as of December 31, 2020 and 2019, the related statements of income, comprehensive income, common stockholder's equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of Georgia Power as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the Audit Committee of Southern Company's Board of Directors and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Impact of Rate Regulation on the Financial Statements – Refer to Note 1 (Summary of Significant Accounting Policies – Regulatory Assets and Liabilities) and Note 2 (Regulatory Matters – Georgia Power) to the financial statements
Critical Audit Matter Description
Georgia Power is subject to retail rate regulation by the Georgia Public Service Commission and wholesale regulation by the Federal Energy Regulatory Commission (collectively, the "Commissions"). Management has determined that it meets the requirements under accounting principles generally accepted in the United States of America to utilize specialized rules to account for the effects of rate regulation in the preparation of its financial statements. Accounting for the economics of rate regulation impacts multiple financial statement line items and disclosures, including, but not limited to, property, plant, and equipment; other regulatory assets; other regulatory liabilities; other cost of removal obligations; deferred charges and credits related to income taxes; under and over recovered regulatory clause revenues; operating revenues; operations and maintenance expenses; and depreciation and amortization.
The Commissions set the rates Georgia Power is permitted to charge customers. Rates are determined and approved in regulatory proceedings based on an analysis of Georgia Power's costs to provide utility service and a return on, and recovery of, its investment in the utility business. Current and future regulatory decisions can have an impact on the recovery of costs, the rate of return earned on investments, and the timing and amount of assets to be recovered by rates. The Commissions' regulation of rates is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital. While Georgia Power expects to recover costs from customers through regulated rates, there is a risk that the Commissions will not approve: (1)

    Table of Contents                                Index to Financial Statements
full recovery of the costs of providing utility service, or (2) full recovery of all amounts invested in the utility business and a reasonable return on that investment.
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
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the uncertainty of future decisions by the Commissions included the following, among others:
•We tested the effectiveness of management's controls over the evaluation of the likelihood of (1) the recovery in future rates of costs incurred as property, plant, and equipment and deferred as regulatory assets, and (2) a refund or a future reduction in rates that should be reported as regulatory liabilities. We also tested the effectiveness of management's controls over the initial recognition of amounts as property, plant, and equipment; regulatory assets or liabilities; and the monitoring and evaluation of regulatory developments that may affect the likelihood of recovering costs in future rates or of a future reduction in rates.
•We read relevant regulatory orders issued by the Commissions for Georgia Power, regulatory statutes, interpretations, procedural memorandums, filings made by intervenors, and other publicly available information to assess the likelihood of recovery in future rates or of a future reduction in rates based on precedents of the Commissions' treatment of similar costs under similar circumstances. We evaluated the external information and compared it to management's recorded regulatory asset and liability balances for completeness.
•For regulatory matters in process, we inspected filings with the Commissions by Georgia Power and other interested parties that may impact Georgia Power's future rates for any evidence that might contradict management's assertions.
•We evaluated regulatory filings for any evidence that intervenors are challenging full recovery of the cost of any capital projects. We tested selected costs included in the capitalized project costs for completeness and accuracy.
•We obtained representation from management regarding probability of recovery for regulatory assets or refund or future reduction in rates for regulatory liabilities to assess management's assertion that amounts are probable of recovery, refund, or a future reduction in rates.
•We evaluated Georgia Power's disclosures related to the impacts of rate regulation, including the balances recorded and regulatory developments.
Disclosure of Uncertainties – Plant Vogtle Units 3 and 4 Construction – Refer to Note 2 (Regulatory Matters – Georgia Power – Nuclear Construction) to the financial statements
Critical Audit Matter Description
As discussed in Note 2 to the financial statements, the ultimate recovery of Georgia Power Company's (Georgia Power) investment in the construction of Plant Vogtle Units 3 and 4 is subject to multiple uncertainties. Such uncertainties include the potential impact of future decisions by Georgia Power's regulators (particularly the Georgia Public Service Commission), actions by the co-owners of the Vogtle project, and litigation or other legal proceedings involving the project. In addition, Georgia Power's ability to meet its cost and schedule forecasts could impact its capacity to fully recover its investment in the project. While the project is not subject to a cost cap, Georgia Power's cost and schedule forecasts are subject to numerous uncertainties which could impact cost recovery, including challenges with management of contractors and vendors; subcontractor performance; supervision of craft labor and related craft labor productivity, particularly in the installation of electrical, mechanical, and instrumentation and controls commodities, ability to attract and retain craft labor, and/or related cost escalation; procurement, fabrication, delivery, assembly, installation, system turnover, and the initial testing and start-up, including any required engineering changes or any remediation related thereto, of plant systems, structures, or components (some of which are based on new technology that only within the last few years began initial operation in the global nuclear industry at this scale), any of which may require additional labor and/or materials; or other issues that could arise and change the projected schedule and estimated cost. In addition, the continuing effects of the COVID-19 pandemic could further disrupt or delay construction, testing, supervisory, and support activities at Plant Vogtle Units 3 and 4. The ultimate recovery of Georgia Power's investment in Plant

    Table of Contents                                Index to Financial Statements
Vogtle Units 3 and 4 is subject to the outcome of future assessments by management as well as Georgia Public Service Commission decisions in future regulatory proceedings.
Management has recorded charges to income, including a total of $325 million in 2020, when it has determined that it is likely to incur costs for which it will not seek recovery or which it cannot conclude are probable of recovery through the ratemaking process. In addition, management has disclosed the status, risks, and uncertainties associated with Plant Vogtle Units 3 and 4, including (1) the status of construction; (2) the status of regulatory proceedings; (3) the status of legal actions or issues involving the co-owners of the project; and (4) other matters which could impact the ultimate recoverability of Georgia Power's investment in the project. We identified as a critical audit matter the evaluation of Georgia Power's identification and disclosure of events and uncertainties that could impact the ultimate cost recovery of its investment in the construction of Plant Vogtle Units 3 and 4. This critical audit matter involved significant audit effort requiring specialized industry and construction expertise, extensive knowledge of rate regulation, and difficult and subjective judgments.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to Georgia Power's identification and disclosure of events and uncertainties that could impact the ultimate cost recovery of its investment in the construction of Plant Vogtle Units 3 and 4 included the following, among others:
•We tested the effectiveness of internal controls over the on-going evaluation, monitoring, and disclosure of matters related to the construction and ultimate cost recovery of Plant Vogtle Units 3 and 4.
•We involved construction specialists to assist in our evaluation of Georgia Power's processes for on-going evaluation and monitoring of the construction schedule and to assess the disclosures of the uncertainties impacting the ultimate cost recovery of its investment in the construction of Plant Vogtle Units 3 and 4.
•We attended meetings with Georgia Power and Southern Company officials, project managers (including contractors), independent regulatory monitors, and co-owners of the project to evaluate and monitor construction status and identify cost and schedule challenges.
•We read reports of external independent monitors employed by the Georgia Public Service Commission to monitor the status of construction at Plant Vogtle Units 3 and 4 to evaluate the completeness of Georgia Power's disclosure of the uncertainties impacting the ultimate cost recovery of its investment in the construction of Plant Vogtle Units 3 and 4.
•We inquired of Georgia Power and Southern Company officials and project managers regarding the status of construction, the construction schedule, and cost forecasts to assess the financial statement disclosures with respect to project status and potential risks and uncertainties to the achievement of such forecasts.
•We inspected regulatory filings and transcripts of Georgia Public Service Commission hearings regarding the construction of Plant Vogtle Units 3 and 4 to identify potential challenges to the recovery of Georgia Power's construction costs and to evaluate the disclosures with respect to such uncertainties.
•We inquired of Georgia Power and Southern Company management and internal and external legal counsel regarding any potential legal actions or issues arising from project construction or issues involving the co-owners of the project.
•We monitored the status of reviews by the Nuclear Regulatory Commission to identify potential impediments to the licensing and commercial operation of the project.
•We compared the financial statement disclosures relating to this matter to the information gathered through the conduct of all our procedures to evaluate whether there were omissions relating to significant facts or uncertainties regarding the status of construction or other factors which could impact the ultimate cost recovery of Plant Vogtle Units 3 and 4.
•We obtained representation from management regarding disclosure of all matters related to the cost and/or status of the construction of Plant Vogtle Units 3 and 4, including matters related to a co-owner or regulatory development, that could impact the recovery of the related costs.
/s/ Deloitte & Touche LLP
Atlanta, Georgia
February 17, 2021
We have served as Georgia Power's auditor since 2002.

    Table of Contents                                Index to Financial Statements
STATEMENTS OF INCOME
For the Years Ended December 31, 2020, 2019, and 2018
Georgia Power Company 2020 Annual Report

	2020	2019	2018
	(in millions)
Operating Revenues:
Retail revenues	$7,609	$7,707	$7,752
Wholesale revenues	115	140	187
Other revenues	585	561	481
Total operating revenues	8,309	8,408	8,420
Operating Expenses:
Fuel	1,141	1,444	1,698
Purchased power, non-affiliates	540	521	430
Purchased power, affiliates	509	575	723
Other operations and maintenance	1,953	1,972	1,860
Depreciation and amortization	1,425	981	923
Taxes other than income taxes	444	454	437
Estimated loss on Plant Vogtle Units 3 and 4	325	—	1,060
Total operating expenses	6,337	5,947	7,131
Operating Income	1,972	2,461	1,289
Other Income and (Expense):
Interest expense, net of amounts capitalized	(425)	(409)	(397)
Other income (expense), net	180	140	115
Total other income and (expense)	(245)	(269)	(282)
Earnings Before Income Taxes	1,727	2,192	1,007
Income taxes	152	472	214
Net Income	$1,575	$1,720	$793
The accompanying notes are an integral part of these financial statements.

    Table of Contents                                Index to Financial Statements
STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2020, 2019, and 2018
Georgia Power Company 2020 Annual Report

	2020	2019	2018
	(in millions)
Net Income	$1,575	$1,720	$793
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $(1), $(15), and $—, respectively	(2)	(44)	—
Reclassification adjustment for amounts included in net income, net of tax of $2, $1, and $1, respectively	6	2	3
Total other comprehensive income (loss)	4	(42)	3
Comprehensive Income	$1,579	$1,678	$796
The accompanying notes are an integral part of these financial statements.

    Table of Contents                                Index to Financial Statements
STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2020, 2019, and 2018
Georgia Power Company 2020 Annual Report

	2020	2019	2018
	(in millions)
Operating Activities:
Net income	$1,575	$1,720	$793
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	1,607	1,193	1,142
Deferred income taxes	(273)	179	(260)
Allowance for equity funds used during construction	(91)	(68)	(69)
Pension, postretirement, and other employee benefits	(137)	(146)	(75)
Pension and postretirement funding	—	(200)	—
Settlement of asset retirement obligations	(185)	(151)	(116)
Storm damage accruals	213	30	30
Retail fuel cost over recovery – long-term	(73)	73	—
Other deferred charges – affiliated	—	(108)	—
Estimated loss on Plant Vogtle Units 3 and 4	325	—	1,060
Other, net	14	50	18
Changes in certain current assets and liabilities —
-Receivables	(114)	177	8
-Fossil fuel stock	(6)	(41)	83
-Materials and supplies	(91)	(4)	(19)
-Prepaid income taxes	—	102	152
-Other current assets	(48)	(15)	(24)
-Accounts payable	59	(92)	95
-Accrued taxes	55	58	58
-Retail fuel cost over recovery	113	—	—
-Customer refunds	(223)	116	(69)
-Other current liabilities	64	34	(38)
Net cash provided from operating activities	2,784	2,907	2,769
Investing Activities:
Property additions	(3,445)	(3,510)	(3,116)
Nuclear decommissioning trust fund purchases	(609)	(628)	(839)
Nuclear decommissioning trust fund sales	604	622	833
Cost of removal, net of salvage	(143)	(186)	(107)
Change in construction payables, net of joint owner portion	16	(122)	68
Payments pursuant to LTSAs	(86)	(81)	(54)
Proceeds from dispositions and asset sales	153	14	138
Other investing activities	7	6	(32)
Net cash used for investing activities	(3,503)	(3,885)	(3,109)
Financing Activities:
Increase (decrease) in notes payable, net	(55)	(179)	294
Proceeds —
FFB loan	848	1,218	—
Senior notes	1,500	750	—
Pollution control revenue bonds issuances and remarketings	53	584	108
Capital contributions from parent company	1,392	634	2,985
Short-term borrowings	250	250	—
Redemptions and repurchases —
Senior notes	(950)	(500)	(1,500)
Pollution control revenue bonds	(336)	(223)	(469)
Short-term borrowings	(375)	—	(150)
FFB loan	(73)	—	—
Other long-term debt	—	—	(100)
Payment of common stock dividends	(1,542)	(1,576)	(1,396)
Premiums on redemption and repurchases of senior notes	—	—	(152)
Other financing activities	(36)	(40)	(20)
Net cash provided from (used for) financing activities	676	918	(400)
Net Change in Cash, Cash Equivalents, and Restricted Cash	(43)	(60)	(740)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Year	52	112	852
Cash, Cash Equivalents, and Restricted Cash at End of Year	$9	$52	$112
Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $47, $35, and $26 capitalized, respectively)	$380	$373	$408
Income taxes (net of refunds)	373	110	300
Noncash transactions — Accrued property additions at year-end	553	560	683
The accompanying notes are an integral part of these financial statements.

    Table of Contents                                Index to Financial Statements
BALANCE SHEETS
At December 31, 2020 and 2019
Georgia Power Company 2020 Annual Report

Assets	2020	2019
	(in millions)
Current Assets:
Cash and cash equivalents	$9	$52
Receivables —
Customer accounts	621	533
Unbilled revenues	233	203
Joint owner accounts	123	136
Affiliated	21	21
Other accounts and notes	67	209
Accumulated provision for uncollectible accounts	(26)	(2)
Fossil fuel stock	278	272
Materials and supplies	592	501
Prepaid expenses	54	63
Regulatory assets – storm damage	213	213
Regulatory assets – asset retirement obligations	166	254
Other regulatory assets	248	263
Other current assets	89	77
Total current assets	2,688	2,795
Property, Plant, and Equipment:
In service	39,682	38,137
Less: Accumulated provision for depreciation	12,251	11,753
Plant in service, net of depreciation	27,431	26,384
Nuclear fuel, at amortized cost	548	555
Construction work in progress	6,857	5,650
Total property, plant, and equipment	34,836	32,589
Other Property and Investments:
Nuclear decommissioning trusts, at fair value	1,145	1,013
Equity investments in unconsolidated subsidiaries	51	52
Miscellaneous property and investments	63	64
Total other property and investments	1,259	1,129
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	1,308	1,428
Deferred charges related to income taxes	527	519
Regulatory assets – asset retirement obligations, deferred	3,291	2,865
Other regulatory assets, deferred	2,692	2,716
Other deferred charges and assets	479	500
Total deferred charges and other assets	8,297	8,028
Total Assets	$47,080	$44,541
The accompanying notes are an integral part of these financial statements.

    Table of Contents                                Index to Financial Statements
BALANCE SHEETS
At December 31, 2020 and 2019
Georgia Power Company 2020 Annual Report

Liabilities and Stockholder's Equity	2020	2019
	(in millions)
Current Liabilities:
Securities due within one year	$542	$1,025
Notes payable	60	365
Accounts payable —
Affiliated	597	512
Other	753	711
Customer deposits	276	283
Accrued taxes	407	407
Accrued interest	130	118
Accrued compensation	233	233
Operating lease obligations	151	144
Asset retirement obligations	287	265
Over recovered fuel clause revenues	113	—
Other regulatory liabilities	228	447
Other current liabilities	254	187
Total current liabilities	4,031	4,697
Long-Term Debt	12,428	10,791
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	3,272	3,257
Deferred credits related to income taxes	2,588	2,862
Accumulated deferred ITCs	273	255
Employee benefit obligations	586	540
Operating lease obligations, deferred	1,156	1,282
Asset retirement obligations, deferred	5,978	5,519
Other deferred credits and liabilities	267	273
Total deferred credits and other liabilities	14,120	13,988
Total Liabilities	30,579	29,476
Common Stockholder's Equity:
Common stock, without par value (Authorized - 20 million shares; Outstanding - 9 million shares)	398	398
Paid-in capital	12,361	10,962
Retained earnings	3,789	3,756
Accumulated other comprehensive loss	(47)	(51)
Total common stockholder's equity (See accompanying statements)	16,501	15,065
Total Liabilities and Stockholder's Equity	$47,080	$44,541
Commitments and Contingent Matters (See notes)
The accompanying notes are an integral part of these financial statements.

    Table of Contents                                Index to Financial Statements
STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
For the Years Ended December 31, 2020, 2019, and 2018
Georgia Power Company 2020 Annual Report

	Number of Common Shares Issued	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balance at December 31, 2017	9	$398	$7,328	$4,215	$(10)	$11,931
Net income	—	—	—	793	—	793
Capital contributions from parent company	—	—	2,994	—	—	2,994
Other comprehensive income	—	—	—	—	3	3
Cash dividends on common stock	—	—	—	(1,396)	—	(1,396)
Other	—	—	—	—	(2)	(2)
Balance at December 31, 2018	9	398	10,322	3,612	(9)	14,323
Net income	—	—	—	1,720	—	1,720
Capital contributions from parent company	—	—	640	—	—	640
Other comprehensive income (loss)	—	—	—	—	(42)	(42)
Cash dividends on common stock	—	—	—	(1,576)	—	(1,576)
Balance at December 31, 2019	9	398	10,962	3,756	(51)	15,065
Net income	—	—	—	1,575	—	1,575
Capital contributions from parent company	—	—	1,399	—	—	1,399
Other comprehensive income	—	—	—	—	4	4
Cash dividends on common stock	—	—	—	(1,542)	—	(1,542)
Balance at December 31, 2020	9	$398	$12,361	$3,789	$(47)	$16,501
The accompanying notes are an integral part of these financial statements.

    Table of Contents                                Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholder and the Board of Directors of Mississippi Power Company
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Mississippi Power Company (Mississippi Power) (a wholly-owned subsidiary of The Southern Company) as of December 31, 2020 and 2019, the related statements of income, comprehensive income, common stockholder's equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of Mississippi Power as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the Audit Committee of Southern Company's Board of Directors and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Impact of Rate Regulation on the Financial Statements – Refer to Note 1 (Summary of Significant Accounting Policies – Regulatory Assets and Liabilities) and Note 2 (Regulatory Matters – Mississippi Power) to the financial statements
Critical Audit Matter Description
Mississippi Power is subject to retail rate regulation by the Mississippi Public Service Commission and wholesale regulation by the Federal Energy Regulatory Commission (collectively, the "Commissions"). Management has determined that it meets the requirements under accounting principles generally accepted in the United States of America to utilize specialized rules to account for the effects of rate regulation in the preparation of its financial statements. Accounting for the economics of rate regulation impacts multiple financial statement line items and disclosures, including, but not limited to, property, plant, and equipment; other regulatory assets; other regulatory liabilities; regulatory assets – asset retirement obligations; other cost of removal obligations; deferred charges and credits related to income taxes; under and over recovered regulatory clause revenues; operating revenues; operations and maintenance expenses; and depreciation and amortization.
The Commissions set the rates Mississippi Power is permitted to charge customers. Rates are determined and approved in regulatory proceedings based on an analysis of Mississippi Power's costs to provide utility service and a return on, and recovery of, its investment in the utility business. Current and future regulatory decisions can have an impact on the recovery of costs, the rate of return earned on investments, and the timing and amount of assets to be recovered by rates. The Commissions' regulation of rates is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital. While Mississippi Power expects to recover costs from customers through regulated rates, there is a risk that the Commissions will not

    Table of Contents                                Index to Financial Statements
approve: (1) full recovery of the costs of providing utility service, or (2) full recovery of all amounts invested in the utility business and a reasonable return on that investment.
We identified the impact of rate regulation as a critical audit matter due to the significant judgments made by management to support its assertions about impacted account balances and disclosures (e.g., asset retirement costs) and the high degree of subjectivity involved in assessing the potential impact of future regulatory orders on the financial statements. Management judgments include assessing the likelihood of (1) recovery in future rates of incurred costs, (2) a disallowance of part of the cost of recently completed plant, and/or (3) a refund to customers. Given that management's accounting judgments are based on assumptions about the outcome of future decisions by the Commissions, auditing these judgments required specialized knowledge of accounting for rate regulation and the rate setting process due to its inherent complexities and significant auditor judgment to evaluate management estimates and the subjectivity of audit evidence.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the uncertainty of future decisions by the Commissions included the following, among others:
•We read relevant regulatory orders issued by the Commissions for Mississippi Power, regulatory statutes, interpretations, procedural memorandums, filings made by intervenors, and other publicly available information to assess the likelihood of recovery in future rates or of a future reduction in rates based on precedents of the Commissions' treatment of similar costs under similar circumstances. We evaluated the external information and compared it to management's recorded regulatory asset and liability balances for completeness.
•For regulatory matters in process, we inspected filings with the Commissions by Mississippi Power and other interested parties that may impact Mississippi Power's future rates for any evidence that might contradict management's assertions.
•We evaluated regulatory filings for any evidence that intervenors are challenging full recovery of the cost of any capital projects. We tested selected costs included in the capitalized project costs for completeness and accuracy.
•We obtained representation from management regarding probability of recovery for regulatory assets or refund or future reduction in rates for regulatory liabilities to assess management's assertion that amounts are probable of recovery, refund, or a future reduction in rates.
•We evaluated Mississippi Power's disclosures related to the impacts of rate regulation, including the balances recorded and regulatory developments.
/s/ Deloitte & Touche LLP
Atlanta, Georgia
February 17, 2021
We have served as Mississippi Power's auditor since 2002.

    Table of Contents                                Index to Financial Statements
STATEMENTS OF INCOME
For the Years Ended December 31, 2020, 2019, and 2018
Mississippi Power Company 2020 Annual Report

	2020	2019	2018
	(in millions)
Operating Revenues:
Retail revenues	$821	$877	$889
Wholesale revenues, non-affiliates	215	237	263
Wholesale revenues, affiliates	111	132	91
Other revenues	25	18	22
Total operating revenues	1,172	1,264	1,265
Operating Expenses:
Fuel	350	407	405
Purchased power	22	20	41
Other operations and maintenance	284	307	350
Depreciation and amortization	183	192	169
Taxes other than income taxes	124	113	107
Total operating expenses	963	1,039	1,072
Operating Income	209	225	193
Other Income and (Expense):
Interest expense, net of amounts capitalized	(60)	(69)	(76)
Other income (expense), net	17	13	17
Total other income and (expense)	(43)	(56)	(59)
Earnings Before Income Taxes	166	169	134
Income taxes (benefit)	14	30	(102)
Net Income	152	139	236
Dividends on Preferred Stock	—	—	1
Net Income After Dividends on Preferred Stock	$152	$139	$235
The accompanying notes are an integral part of these financial statements.

    Table of Contents                                Index to Financial Statements
STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2020, 2019, and 2018
Mississippi Power Company 2020 Annual Report

	2020	2019	2018
	(in millions)
Net Income	$152	$139	$236
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $—, $—, and $(1), respectively	—	—	(1)
Reclassification adjustment for amounts included in net income, net of tax of $—, $—, and $—, respectively	1	1	1
Total other comprehensive income (loss)	1	1	—
Comprehensive Income	$153	$140	$236
The accompanying notes are an integral part of these financial statements.

    Table of Contents                                Index to Financial Statements
STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2020, 2019, and 2018
Mississippi Power Company 2020 Annual Report

	2020	2019	2018
	(in millions)
Operating Activities:
Net income	$152	$139	$236
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	191	197	177
Deferred income taxes	(4)	37	475
Pension and postretirement funding	—	(54)	—
Settlement of asset retirement obligations	(22)	(35)	(35)
Other, net	(1)	35	51
Changes in certain current assets and liabilities —
-Receivables	(7)	6	(19)
-Prepaid income taxes	(3)	12	(12)
-Other current assets	(28)	(8)	(10)
-Accounts payable	20	3	15
-Accrued taxes	10	11	(46)
-Over recovered regulatory clause revenues	5	16	14
-Other current liabilities	(15)	(20)	(42)
Net cash provided from operating activities	298	339	804
Investing Activities:
Property additions	(274)	(202)	(188)
Payments pursuant to LTSAs	(28)	(23)	(29)
Other investing activities	(21)	(38)	(15)
Net cash used for investing activities	(323)	(263)	(232)
Financing Activities:
Increase (decrease) in notes payable, net	25	—	(4)
Proceeds —
Capital contributions from parent company	85	51	15
Senior notes	—	—	600
Short-term borrowings	40	—	300
Pollution control revenue bonds	34	43	—
Other long-term debt	100	—	—
Redemptions —
Preferred stock	—	—	(33)
Pollution control revenue bonds	(41)	—	(43)
Short-term borrowings	(40)	—	(300)
Senior notes	(275)	(25)	(155)
Other long-term debt	—	—	(900)
Return of capital to parent company	(74)	(150)	—
Payment of common stock dividends	(74)	—	—
Other financing activities	(2)	(2)	(7)
Net cash used for financing activities	(222)	(83)	(527)
Net Change in Cash, Cash Equivalents, and Restricted Cash	(247)	(7)	45
Cash, Cash Equivalents, and Restricted Cash at Beginning of Year	286	293	248
Cash, Cash Equivalents, and Restricted Cash at End of Year	$39	$286	$293
Supplemental Cash Flow Information:
Cash paid (received) during the period for —
Interest (net of $—, $(1), and $— capitalized, respectively)	$63	$71	$80
Income taxes (net of refunds)	28	(27)	(525)
Noncash transactions — Accrued property additions at year-end	34	35	35
The accompanying notes are an integral part of these financial statements.

    Table of Contents                                Index to Financial Statements
BALANCE SHEETS
At December 31, 2020 and 2019
Mississippi Power Company 2020 Annual Report

Assets	2020	2019
	(in millions)
Current Assets:
Cash and cash equivalents	$39	$286
Receivables —
Customer accounts	34	35
Unbilled revenues	38	39
Affiliated	32	27
Other accounts and notes	32	26
Fossil fuel stock	24	26
Materials and supplies	65	61
Other regulatory assets	60	99
Other current assets	20	10
Total current assets	344	609
Property, Plant, and Equipment:
In service	5,011	4,857
Less: Accumulated provision for depreciation	1,545	1,463
Plant in service, net of depreciation	3,466	3,394
Construction work in progress	146	126
Total property, plant, and equipment	3,612	3,520
Other Property and Investments	151	131
Deferred Charges and Other Assets:
Deferred charges related to income taxes	32	32
Regulatory assets – asset retirement obligations	201	210
Other regulatory assets, deferred	388	360
Accumulated deferred income taxes	129	139
Other deferred charges and assets	55	34
Total deferred charges and other assets	805	775
Total Assets	$4,912	$5,035
The accompanying notes are an integral part of these financial statements.

    Table of Contents                                Index to Financial Statements
BALANCE SHEETS
At December 31, 2020 and 2019
Mississippi Power Company 2020 Annual Report

Liabilities and Stockholder's Equity	2020	2019
	(in millions)
Current Liabilities:
Securities due within one year	$406	$281
Notes payable	25	—
Accounts payable —
Affiliated	63	76
Other	109	75
Accrued taxes	114	105
Accrued interest	15	15
Accrued compensation	34	35
Asset retirement obligations	27	33
Over recovered regulatory clause liabilities	34	29
Other regulatory liabilities	49	21
Other current liabilities	40	64
Total current liabilities	916	734
Long-Term Debt	1,013	1,308
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	447	424
Deferred credits related to income taxes	287	352
Employee benefit obligations	113	99
Asset retirement obligations, deferred	150	157
Other cost of removal obligations	194	189
Other regulatory liabilities, deferred	15	76
Other deferred credits and liabilities	35	44
Total deferred credits and other liabilities	1,241	1,341
Total Liabilities	3,170	3,383
Common Stockholder's Equity:
Common stock, without par value (Authorized and outstanding - 1 million shares)	38	38
Paid-in capital	4,460	4,449
Accumulated deficit	(2,754)	(2,832)
Accumulated other comprehensive loss	(2)	(3)
Total common stockholder's equity (See accompanying statements)	1,742	1,652
Total Liabilities and Stockholder's Equity	$4,912	$5,035
Commitments and Contingent Matters (See notes)
The accompanying notes are an integral part of these financial statements.

    Table of Contents                                Index to Financial Statements
STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
For the Years Ended December 31, 2020, 2019, and 2018
Mississippi Power Company 2020 Annual Report

	Number of Common Shares Issued	Common Stock	Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balance at December 31, 2017	1	$38	$4,529	$(3,205)	$(4)	$1,358
Net income after dividends on preferred stock	—	—	—	235	—	235
Capital contributions from parent company	—	—	17	—	—	17
Other	—	—	—	(1)	—	(1)
Balance at December 31, 2018	1	38	4,546	(2,971)	(4)	1,609
Net income after dividends on preferred stock	—	—	—	139	—	139
Return of capital to parent company	—	—	(150)	—	—	(150)
Capital contributions from parent company	—	—	53	—	—	53
Other comprehensive income (loss)	—	—	—	—	1	1
Balance at December 31, 2019	1	38	4,449	(2,832)	(3)	1,652
Net income after dividends on preferred stock	—	—	—	152	—	152
Return of capital to parent company	—	—	(74)	—	—	(74)
Capital contributions from parent company	—	—	86	—	—	86
Other comprehensive income	—	—	—	—	1	1
Cash dividends on common stock	—	—	—	(74)	—	(74)
Other	—	—	(1)	—	—	(1)
Balance at December 31, 2020	1	$38	$4,460	$(2,754)	$(2)	$1,742
The accompanying notes are an integral part of these financial statements.

    Table of Contents                                Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholder and the Board of Directors of Southern Power Company and Subsidiary Companies
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Southern Power Company and subsidiary companies (Southern Power) (a wholly-owned subsidiary of The Southern Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of Southern Power as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the Audit Committee of Southern Company's Board of Directors and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which is relates.
Income/Loss Allocation to Noncontrolling Interests – Refer to Notes 1 and 7 to the financial statements
Critical Audit Matter Description
Southern Power has entered into a number of tax equity partnership arrangements, wherein they agree to sell 100% of a class of membership interests (e.g. Class A) in an entity to a noncontrolling investor in exchange for cash contributions, while retaining control of the entity through a separate class of membership interests (e.g. Class B). The agreements for these partnerships give different rights and priorities to their owners in terms of cash distributions, tax attribute allocations, and partnership income or loss allocations. These provisions make the conventional equity method of accounting where an investor applies its "percentage ownership interest" to the investee's net income under generally accepted accounting principles to determine the investor's share of earnings or losses difficult to apply. Therefore, Southern Power uses the Hypothetical Liquidation at Book Value (HLBV) accounting method to account for these partnership arrangements. The HLBV accounting method calculates each partner's share of income or loss based on the change in net equity the partner can legally claim at the end of the reporting period compared to the beginning of the reporting period. The application of the HLBV accounting method by Southern Power required significant consideration of the allocations between Southern Power and the noncontrolling investors over the life of the agreement and the liquidation provisions of the agreement to determine the appropriate allocation of income or loss between the parties.
The determination of the appropriate amount of allocated partnership income or loss to noncontrolling interests using the HLBV accounting method required increased audit effort and specialized skill and knowledge, including evaluation of the terms of the agreement and consideration of the appropriateness of the HLBV model based on the provisions of the agreement.

    Table of Contents                                Index to Financial Statements
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures included the following, among others:
•For agreements that result in potentially material allocations of partnership income or loss, we read the agreements to understand the liquidation provisions and the provisions governing the allocation of benefits.
•With the assistance of our income tax and HLBV modeling specialists, we evaluated the HLBV models utilized by management to determine whether the models accurately reflect the allocation of income or loss and tax attributes in accordance with the liquidation provisions and allocation terms defined in the agreements, as well as whether the inputs in the models are accurate and complete.
/s/ Deloitte & Touche LLP
Atlanta, Georgia
February 17, 2021
We have served as Southern Power's auditor since 2002.

    Table of Contents                                Index to Financial Statements
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2020, 2019, and 2018
Southern Power Company and Subsidiary Companies 2020 Annual Report

	2020	2019	2018
	(in millions)
Operating Revenues:
Wholesale revenues, non-affiliates	$1,355	$1,528	$1,757
Wholesale revenues, affiliates	364	398	435
Other revenues	14	12	13
Total operating revenues	1,733	1,938	2,205
Operating Expenses:
Fuel	470	577	699
Purchased power	74	108	176
Other operations and maintenance	353	359	395
Depreciation and amortization	494	479	493
Taxes other than income taxes	39	40	46
Asset impairment	—	3	156
(Gain) loss on dispositions, net	(39)	(23)	(2)
Total operating expenses	1,391	1,543	1,963
Operating Income	342	395	242
Other Income and (Expense):
Interest expense, net of amounts capitalized	(151)	(169)	(183)
Other income (expense), net	19	47	23
Total other income and (expense)	(132)	(122)	(160)
Earnings Before Income Taxes	210	273	82
Income taxes (benefit)	3	(56)	(164)
Net Income	207	329	246
Net income (loss) attributable to noncontrolling interests	(31)	(10)	59
Net Income Attributable to Southern Power	$238	$339	$187
The accompanying notes are an integral part of these consolidated financial statements.

    Table of Contents                                Index to Financial Statements
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2020, 2019, and 2018
Southern Power Company and Subsidiary Companies 2020 Annual Report

	2020	2019	2018
	(in millions)
Net Income	$207	$329	$246
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $12, $(22), and $(17), respectively	33	(66)	(51)
Reclassification adjustment for amounts included in net income, net of tax of $(22), $14, and $19, respectively	(65)	41	58
Pension and other postretirement benefit plans:
Benefit plan net gain (loss), net of tax of $(4), $(6), and $2, respectively	(12)	(17)	5
Reclassification adjustment for amounts included in net income, net of tax of $1, $—, and $—, respectively	2	—	2
Total other comprehensive income (loss)	(42)	(42)	14
Comprehensive income (loss) attributable to noncontrolling interests	(31)	(10)	59
Comprehensive Income Attributable to Southern Power	$196	$297	$201
The accompanying notes are an integral part of these consolidated financial statements.

    Table of Contents                                Index to Financial Statements
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2020, 2019, and 2018
Southern Power Company and Subsidiary Companies 2020 Annual Report

	2020	2019	2018
	(in millions)
Operating Activities:
Net income	$207	$329	$246
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	519	505	524
Deferred income taxes	(25)	(74)	(244)
Utilization of federal investment tax credits	340	734	5
Amortization of investment tax credits	(59)	(151)	(58)
Income taxes receivable, non-current	(20)	25	42
Pension and postretirement funding	—	(24)	—
Asset impairment	—	3	156
(Gain) loss on dispositions, net	(39)	(24)	(3)
Other, net	(5)	(9)	(4)
Changes in certain current assets and liabilities —
-Receivables	(4)	72	(20)
-Prepaid income taxes	20	39	25
-Other current assets	(30)	(8)	(26)
-Accrued taxes	11	6	7
-Other current liabilities	(14)	(38)	(19)
Net cash provided from operating activities	901	1,385	631
Investing Activities:
Business acquisitions, net of cash acquired	(81)	(50)	(65)
Property additions	(223)	(489)	(315)
Investment in unconsolidated subsidiaries	—	(116)	—
Proceeds from dispositions and asset sales	666	572	203
Payments pursuant to LTSAs	(76)	(104)	(75)
Other investing activities	88	20	25
Net cash provided from (used for) investing activities	374	(167)	(227)
Financing Activities:
Increase (decrease) in notes payable, net	(274)	449	(105)
Proceeds —
Short-term borrowings	—	100	200
Capital contributions from parent company	6	64	2
Redemptions —
Senior notes	(825)	(600)	(350)
Other long-term debt	—	—	(420)
Short-term borrowings	(100)	(100)	(100)
Return of capital to parent company	—	(755)	(1,650)
Distributions to noncontrolling interests	(271)	(256)	(153)
Capital contributions from noncontrolling interests	363	196	2,551
Purchase of membership interests from noncontrolling interests	(60)	—	—
Payment of common stock dividends	(201)	(206)	(312)
Other financing activities	(10)	(12)	(26)
Net cash used for financing activities	(1,372)	(1,120)	(363)
Net Change in Cash, Cash Equivalents, and Restricted Cash	(97)	98	41
Cash, Cash Equivalents, and Restricted Cash at Beginning of Year	279	181	140
Cash, Cash Equivalents, and Restricted Cash at End of Year	$182	$279	$181
Supplemental Cash Flow Information:
Cash paid (received) during the period for —
Interest (net of $11, $15, and $17 capitalized, respectively)	$147	$167	$173
Income taxes (net of refunds and investment tax credits)	(283)	(664)	79
Noncash transactions — Accrued property additions at year-end	89	57	31
The accompanying notes are an integral part of these consolidated financial statements.

    Table of Contents                                Index to Financial Statements
CONSOLIDATED BALANCE SHEETS
At December 31, 2020 and 2019
Southern Power Company and Subsidiary Companies 2020 Annual Report

Assets	2020	2019
	(in millions)
Current Assets:
Cash and cash equivalents	$182	$279
Receivables —
Customer accounts	125	107
Affiliated	37	30
Other	27	73
Materials and supplies	157	191
Prepaid income taxes	11	36
Other current assets	36	43
Total current assets	575	759
Property, Plant, and Equipment:
In service	13,904	13,270
Less: Accumulated provision for depreciation	2,842	2,464
Plant in service, net of depreciation	11,062	10,806
Construction work in progress	127	515
Total property, plant, and equipment	11,189	11,321
Other Property and Investments:
Intangible assets, net of amortization of $89 and $69, respectively	302	322
Equity investments in unconsolidated subsidiaries	19	28
Total other property and investments	321	350
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	415	369
Prepaid LTSAs	155	128
Accumulated deferred income taxes	262	551
Income taxes receivable, non-current	25	5
Assets held for sale	—	601
Other deferred charges and assets	293	216
Total deferred charges and other assets	1,150	1,870
Total Assets	$13,235	$14,300
The accompanying notes are an integral part of these consolidated financial statements.

    Table of Contents                                Index to Financial Statements
CONSOLIDATED BALANCE SHEETS
At December 31, 2020 and 2019
Southern Power Company and Subsidiary Companies 2020 Annual Report

Liabilities and Stockholders' Equity	2020	2019
	(in millions)
Current Liabilities:
Securities due within one year	$299	$824
Notes payable	175	549
Accounts payable —
Affiliated	65	56
Other	92	85
Accrued taxes	30	26
Accrued interest	32	32
Other current liabilities	132	132
Total current liabilities	825	1,704
Long-Term Debt	3,393	3,574
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	123	115
Accumulated deferred ITCs	1,672	1,731
Operating lease obligations	426	376
Other deferred credits and liabilities	165	178
Total deferred credits and other liabilities	2,386	2,400
Total Liabilities	6,604	7,678
Common Stockholder's Equity:
Common stock, par value $0.01 per share (Authorized - 1.0 million shares; Outstanding - 1,000 shares)	—	—
Paid-in capital	914	909
Retained earnings	1,522	1,485
Accumulated other comprehensive income (loss)	(67)	(26)
Total common stockholder's equity	2,369	2,368
Noncontrolling Interests	4,262	4,254
Total Stockholders' Equity (See accompanying statements)	6,631	6,622
Total Liabilities and Stockholders' Equity	$13,235	$14,300
Commitments and Contingent Matters (See notes)
The accompanying notes are an integral part of these consolidated financial statements.

    Table of Contents                                Index to Financial Statements
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2020, 2019, and 2018
Southern Power Company and Subsidiary Companies 2020 Annual Report

	Number of Common Shares Issued	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Common Stockholder's Equity	Noncontrolling Interests	Total
	(in millions)
Balance at December 31, 2017	—	$—	$3,662	$1,478	$(2)	$5,138	$1,360	$6,498
Net income	—	—	—	187	—	187	59	246
Return of capital to parent company	—	—	(1,650)	—	—	(1,650)	—	(1,650)
Capital contributions from parent company	—	—	2	—	—	2	—	2
Other comprehensive income	—	—	—	—	14	14	—	14
Cash dividends on common stock	—	—	—	(312)	—	(312)	—	(312)
Capital contributions from noncontrolling interests	—	—	—	—	—	—	1,372	1,372
Distributions to noncontrolling interests	—	—	—	—	—	—	(164)	(164)
Sale of noncontrolling interests(*)	—	—	(417)	—	—	(417)	1,690	1,273
Other	—	—	3	(1)	4	6	(1)	5
Balance at December 31, 2018	—	—	1,600	1,352	16	2,968	4,316	7,284
Net income (loss)	—	—	—	339	—	339	(10)	329
Return of capital to parent company	—	—	(755)	—	—	(755)	—	(755)
Capital contributions from parent company	—	—	64	—	—	64	—	64
Other comprehensive income (loss)	—	—	—	—	(42)	(42)	—	(42)
Cash dividends on common stock	—	—	—	(206)	—	(206)	—	(206)
Capital contributions from noncontrolling interests	—	—	—	—	—	—	276	276
Distributions to noncontrolling interests	—	—	—	—	—	—	(327)	(327)
Other	—	—	—	—	—	—	(1)	(1)
Balance at December 31, 2019	—	—	909	1,485	(26)	2,368	4,254	6,622
Net income (loss)	—	—	—	238	—	238	(31)	207
Capital contributions from parent company	—	—	2	—	—	2	—	2
Other comprehensive income (loss)	—	—	—	—	(42)	(42)	—	(42)
Cash dividends on common stock	—	—	—	(201)	—	(201)	—	(201)
Capital contributions from noncontrolling interests	—	—	—	—	—	—	307	307
Distributions to noncontrolling interests	—	—	—	—	—	—	(271)	(271)
Purchase of membership interests from noncontrolling interests	—	—	5	—	—	5	(65)	(60)
Sale of noncontrolling interests(*)	—	—	(2)	—	—	(2)	67	65
Other	—	—	—	—	1	1	1	2
Balance at December 31, 2020	—	$—	$914	$1,522	$(67)	$2,369	$4,262	$6,631
(*)See Note 15 under "Southern Power" for additional information.
The accompanying notes are an integral part of these consolidated financial statements.

    Table of Contents                                Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholder and the Board of Directors of Southern Company Gas and Subsidiary Companies
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Southern Company Gas and subsidiary companies (Southern Company Gas) (a wholly-owned subsidiary of The Southern Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, common stockholder's equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of Southern Company Gas as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We did not audit the financial statements of Southern Natural Gas Company, L.L.C. (SNG), Southern Company Gas' investment which is accounted for by the use of the equity method. The accompanying consolidated financial statements of Southern Company Gas include its equity investment in SNG of $1,167 million and $1,137 million as of December 31, 2020 and December 31, 2019, respectively, and its earnings from its equity method investment in SNG of $129 million, $141 million, and $131 million for the years ended December 31, 2020, 2019, and 2018, respectively. Those statements were audited by other auditors whose reports (which express unqualified opinions on SNG's financial statements and contain an emphasis of matter paragraph calling attention to SNG's significant transactions with related parties) have been furnished to us, and our opinion, insofar as it relates to the amounts included for SNG, is based solely on the reports of the other auditors.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the Audit Committee of Southern Company's Board of Directors and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Impact of Rate Regulation on the Financial Statements – Refer to Note 1 (Summary of Significant Accounting Policies – Regulatory Assets and Liabilities) and Note 2 (Regulatory Matters – Southern Company Gas) to the financial statements
Critical Audit Matter Description
Southern Company Gas' natural gas distribution utilities (the "regulated utility subsidiaries"), which represent approximately 86% of Southern Company Gas' consolidated revenues, are subject to rate regulation in Georgia, Illinois, Tennessee, and Virginia by their respective state Public Service Commission or other applicable state regulatory agencies (collectively, the "Commissions"). Management has determined it meets the requirements under accounting principles generally accepted in the United States of America to prepare its financial statements applying the specialized rules to account for the effects of regulation. Accounting for the economics of rate regulation impacts multiple financial statement line items and disclosures, including, but not limited to,

    Table of Contents                                Index to Financial Statements
property, plant, and equipment; other regulatory assets; other regulatory liabilities; other cost of removal obligations; deferred charges and credits related to income taxes; operating revenues; other operations and maintenance expenses; and depreciation and amortization.
The Commissions set the rates the regulated utility subsidiaries are permitted to charge customers. Rates are determined and approved in regulatory proceedings based on an analysis of the applicable regulated utility subsidiary's costs to provide utility service and a return on, and recovery of, its investment in the utility business. Current and future regulatory decisions can have an impact on the recovery of costs, the rate of return earned on investments, and the timing and amount of assets to be recovered by rates. The Commissions' regulation of rates is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital. While Southern Company Gas' regulated utility subsidiaries expect to recover costs from customers through regulated rates, there is a risk that the Commissions will not approve: (1) full recovery of the costs of providing utility service, or (2) full recovery of all amounts invested in the utility business and a reasonable return on that investment.
We identified the impact of rate regulation as a critical audit matter due to the significant judgments made by management to support its assertions about impacted account balances and disclosures and the high degree of subjectivity involved in assessing the impact of future regulatory orders on the financial statements. Management judgments include assessing the likelihood of (1) recovery in future rates of incurred costs, (2) a disallowance of part of the cost of recently completed plant or plant under construction, and/or (3) a refund to customers. Given that management's accounting judgments are based on assumptions about the outcome of future decisions by the Commissions, auditing these judgments required specialized knowledge of accounting for rate regulation and the rate setting process due to its inherent complexities and significant auditor judgment to evaluate management estimates and the subjectivity of audit evidence.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the uncertainty of future decisions by the Commissions included the following, among others:
•We tested the effectiveness of management's controls over the evaluation of the likelihood of (1) the recovery in future rates of costs incurred as property, plant, and equipment and deferred as regulatory assets, and (2) a refund or a future reduction in rates that should be reported as regulatory liabilities. We also tested the effectiveness of management's controls over the initial recognition of amounts as property, plant, and equipment; regulatory assets or liabilities; and the monitoring and evaluation of regulatory developments that may affect the likelihood of recovering costs in future rates or of a future reduction in rates.
•We read relevant regulatory orders issued by the Commissions for Southern Company Gas' regulated utility subsidiaries in Georgia, Illinois, Tennessee, and Virginia, regulatory statutes, interpretations, procedural memorandums, filings made by intervenors, and other publicly available information to assess the likelihood of recovery in future rates or of a future reduction in rates based on precedents of the Commissions' treatment of similar costs under similar circumstances. We evaluated the external information and compared it to management's recorded regulatory asset and liability balances for completeness.
•For regulatory matters in process, we inspected filings with the Commissions by the regulated utility subsidiaries and other interested parties that may impact the regulated utility subsidiaries' future rates for any evidence that might contradict management's assertions.
•We evaluated regulatory filings for any evidence that intervenors are challenging full recovery of the cost of any capital projects. We tested selected costs included in the capitalized project costs for completeness and accuracy.
•We obtained representation from management regarding probability of recovery for regulatory assets or refund or future reduction in rates for regulatory liabilities to assess management's assertion that amounts are probable of recovery or a future reduction in rates.
•We evaluated Southern Company Gas' disclosures related to the impacts of rate regulation, including the balances recorded and regulatory developments.
Derivatives — Refer to Note 1 (Summary of Significant Accounting Policies) and Note 14 (Derivatives) to the financial statements
Critical Audit Matter Description
Southern Company Gas is exposed to market risks, including commodity price risk, interest rate risk, weather risk, and occasionally foreign currency exchange rate risk and enters into contracts to manage the volatility attributable to these exposures. The majority of these contracts are over-the-counter wholesale contracts for the purchase or sale of natural gas or consist of contracts which do not include asset management agreements, financial optionality, or potential embedded derivatives. Typically, these physical and financial contracts are not complex in structure and the valuation inputs are directly obtained from an observable source. However, determining whether a contract meets the definition of a derivative instrument, contains an embedded derivative requiring bifurcation, or qualifies for hedge accounting treatment is complex and requires significant

    Table of Contents                                Index to Financial Statements
judgment. In addition, the treatment of a single contract may vary from period to period depending upon accounting elections, changes in Southern Company Gas' assessment of the likelihood of future hedged transactions, or new interpretations of accounting guidance. As a result, judgment is required in determining the appropriate accounting each period. Accounting for derivatives impacts multiple financial statement line items and disclosures, such as assets and liabilities from risk management activities; other deferred charges and assets; other deferred credits and liabilities; natural gas revenues; and cost of natural gas.
We identified the evaluation and monitoring of contracts with more complex terms as a critical audit matter and specifically, whether these types of contracts meet the definition of a derivative instrument, contain an embedded derivative requiring bifurcation, or qualify for hedge accounting treatment. Auditing these contracts is especially challenging due to the complexity of the accounting requirements, requiring the specialized knowledge of such accounting.
How the Critical Audit Matter Was Addressed in the Audit
With the assistance of our energy transacting specialists, our audit procedures related to these contracts included the following, among others:
•We tested the effectiveness of management's controls over approval and assessment of contracts and contract amendments that require additional levels of management review to assess deals on a frequent basis and to evaluate contracts meeting Southern Company Gas' criteria by accounting and the appropriate level of management for proper classification between derivative or accrual accounting.
•We tested, on a sample basis, contracts and contract amendments (derivative and non-derivative) with a focus on those with more complex terms by independently evaluating the accounting treatment and comparing to the conclusions reached by management.
•We evaluated Southern Company Gas' disclosures related to derivatives for completeness and accuracy based on the results of our audit procedures and the accounting requirements for such instruments.
/s/ Deloitte & Touche LLP
Atlanta, Georgia
February 17, 2021
We have served as Southern Company Gas' auditor since 2016.

    Table of Contents                                Index to Financial Statements
Report of Independent Registered Public Accounting Firm

Board of Directors and Members
Southern Natural Gas Company, L.L.C.
Houston, Texas

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Southern Natural Gas Company, L.L.C. (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of income, members' equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Postretirement Benefit Obligation
At December 31, 2020, the Company's postretirement benefit obligation was $23 million and the Company's plan assets were $69 million, resulting in a net asset position of $46 million. As described in Note 5 of the consolidated financial statements, the postretirement benefit obligation is primarily based on actuarial calculations, which include various significant assumptions.
We identified the Company's estimate of the postretirement benefit obligation as a critical audit matter. Auditing the postretirement benefit obligation required complex auditor judgment due to the highly judgmental nature of the actuarial assumptions used in the calculation, which include the discount rate, the mortality rate, and the expected return on plan assets. These assumptions had a significant effect on the postretirement benefit obligation calculation.

    Table of Contents                                Index to Financial Statements
The primary procedures we performed to address this critical audit matter included:
•Comparing the actuarial assumptions used by management with historical trends and evaluating the change in the postretirement benefit obligation from prior year due to the change in service cost, interest cost, contributions, benefit payments, and actuarial gains and losses.
•Evaluating the appropriateness of management's methodology for determining the discount rate that reflects the maturity and duration of the benefit payments.
•Evaluating the reasonableness of mortality rate by assessing whether the information was consistent with publicly available information, and whether any market data adjusted for entity-specific factors were applied.
•Evaluating the expected return on plan assets by assessing whether management's assumptions were consistent with a range of returns for a portfolio of comparative investments that was determined based on publicly available information.
Emphasis of Matter – Significant Transactions with Related Parties
As discussed in Note 6 to the consolidated financial statements, the Company has entered into significant transactions with related parties.
/s/ BDO USA, LLP
We have served as the Company's auditor since 2018.
Houston, Texas
February 8, 2021

    Table of Contents                                Index to Financial Statements
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2020, 2019, and 2018
Southern Company Gas and Subsidiary Companies 2020 Annual Report

	2020	2019	2018
	(in millions)
Operating Revenues:
Natural gas revenues (includes revenue taxes of $107, $117, and $114, respectively)	$3,431	$3,793	$3,874
Alternative revenue programs	3	(1)	(20)
Other revenues	—	—	55
Total operating revenues	3,434	3,792	3,909
Operating Expenses:
Cost of natural gas	972	1,319	1,539
Cost of other sales	—	—	12
Other operations and maintenance	966	888	981
Depreciation and amortization	500	487	500
Taxes other than income taxes	206	213	211
Impairment charges	—	115	42
(Gain) loss on dispositions, net	(22)	—	(291)
Total operating expenses	2,622	3,022	2,994
Operating Income	812	770	915
Other Income and (Expense):
Earnings from equity method investments	141	157	148
Interest expense, net of amounts capitalized	(231)	(232)	(228)
Other income (expense), net	41	20	1
Total other income and (expense)	(49)	(55)	(79)
Earnings Before Income Taxes	763	715	836
Income taxes	173	130	464
Net Income	$590	$585	$372
The accompanying notes are an integral part of these consolidated financial statements.

    Table of Contents                                Index to Financial Statements
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2020, 2019, and 2018
Southern Company Gas and Subsidiary Companies 2020 Annual Report

	2020	2019	2018
	(in millions)
Net Income	$590	$585	$372
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $(8), $(2), and $2, respectively	(21)	(5)	5
Reclassification adjustment for amounts included in net income, net of tax of $3, $—, and $(1), respectively	7	2	(1)
Pension and other postretirement benefit plans:
Benefit plan net gain (loss), net of tax of $(3), $(14), and $—, respectively	(15)	(16)	—
Reclassification adjustment for amounts included in net income, net of tax of $—, $—, and $3, respectively	—	—	(2)
Total other comprehensive income (loss)	(29)	(19)	2
Comprehensive Income	$561	$566	$374
The accompanying notes are an integral part of these consolidated financial statements.

    Table of Contents                                Index to Financial Statements
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2020, 2019, and 2018
Southern Company Gas and Subsidiary Companies 2020 Annual Report

	2020	2019	2018
	(in millions)
Operating Activities:
Consolidated net income	$590	$585	$372
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	500	487	500
Deferred income taxes	56	213	(1)
Pension and postretirement funding	—	(145)	—
Impairment charges	—	115	42
(Gain) loss on dispositions, net	(22)	—	(291)
Mark-to-market adjustments	61	(56)	(19)
Other, net	(29)	(55)	(24)
Changes in certain current assets and liabilities —
-Receivables	(93)	467	(218)
-Natural gas for sale	18	44	49
-Prepaid income taxes	19	40	(42)
-Other current assets	(10)	31	4
-Accounts payable	103	(520)	372
-Accrued taxes	13	(69)	10
-Accrued compensation	7	1	32
-Other current liabilities	(6)	(71)	(22)
Net cash provided from operating activities	1,207	1,067	764
Investing Activities:
Property additions	(1,471)	(1,408)	(1,388)
Cost of removal, net of salvage	(100)	(82)	(96)
Change in construction payables, net	20	24	(37)
Investments in unconsolidated subsidiaries	(79)	(31)	(110)
Returned investment in unconsolidated subsidiaries	13	67	20
Proceeds from dispositions and asset sales	211	32	2,609
Other investing activities	(11)	12	—
Net cash provided from (used for) investing activities	(1,417)	(1,386)	998
Financing Activities:
Increase (decrease) in notes payable, net	(326)	—	(868)
Proceeds —
First mortgage bonds	325	300	300
Capital contributions from parent company	216	821	24
Senior notes	500	—	—
Redemptions and repurchases —
Gas facility revenue bonds	—	—	(200)
First mortgage bonds	—	(50)	—
Senior notes	—	(300)	(155)
Return of capital to parent company	—	—	(400)
Payment of common stock dividends	(533)	(471)	(468)
Other financing activities	(2)	(2)	(3)
Net cash provided from (used for) financing activities	180	298	(1,770)
Net Change in Cash, Cash Equivalents, and Restricted Cash	(30)	(21)	(8)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Year	49	70	78
Cash, Cash Equivalents, and Restricted Cash at End of Year	$19	$49	$70
Supplemental Cash Flow Information:
Cash paid (received) during the period for —
Interest (net of $7, $6, and $7 capitalized, respectively)	$232	$251	$249
Income taxes (net of refunds)	25	(41)	524
Noncash transactions — Accrued property additions at year-end	142	122	97
The accompanying notes are an integral part of these consolidated financial statements.

    Table of Contents                                Index to Financial Statements
CONSOLIDATED BALANCE SHEETS
At December 31, 2020 and 2019
Southern Company Gas and Subsidiary Companies 2020 Annual Report

Assets	2020	2019
	(in millions)
Current Assets:
Cash and cash equivalents	$17	$46
Receivables —
Energy marketing	516	428
Customer accounts	353	323
Unbilled revenues	219	183
Affiliated	4	5
Other accounts and notes	51	114
Accumulated provision for uncollectible accounts	(40)	(18)
Natural gas for sale	460	479
Prepaid expenses	48	65
Assets from risk management activities, net of collateral	118	177
Other regulatory assets	102	92
Assets held for sale	—	171
Other current assets	38	41
Total current assets	1,886	2,106
Property, Plant, and Equipment:
In service	17,611	16,344
Less: Accumulated depreciation	4,821	4,650
Plant in service, net of depreciation	12,790	11,694
Construction work in progress	648	613
Total property, plant, and equipment	13,438	12,307
Other Property and Investments:
Goodwill	5,015	5,015
Equity investments in unconsolidated subsidiaries	1,290	1,251
Other intangible assets, net of amortization of $195 and $176, respectively	51	70
Miscellaneous property and investments	19	20
Total other property and investments	6,375	6,356
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	81	93
Other regulatory assets, deferred	615	618
Other deferred charges and assets	235	207
Total deferred charges and other assets	931	918
Total Assets	$22,630	$21,687
The accompanying notes are an integral part of these consolidated financial statements.

    Table of Contents                                Index to Financial Statements
CONSOLIDATED BALANCE SHEETS
At December 31, 2020 and 2019
Southern Company Gas and Subsidiary Companies 2020 Annual Report

Liabilities and Stockholder's Equity	2020	2019
	(in millions)
Current Liabilities:
Securities due within one year	$333	$—
Notes payable	324	650
Energy marketing trade payables	494	442
Accounts payable —
Affiliated	56	41
Other	373	315
Customer deposits	90	96
Accrued taxes	83	71
Accrued interest	58	52
Accrued compensation	106	100
Other regulatory liabilities	122	94
Other current liabilities	150	149
Total current liabilities	2,189	2,010
Long-term Debt	6,293	5,845
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	1,265	1,219
Deferred credits related to income taxes	847	874
Employee benefit obligations	283	265
Operating lease obligations	67	78
Other cost of removal obligations	1,649	1,606
Accrued environmental remediation	216	233
Other deferred credits and liabilities	54	51
Total deferred credits and other liabilities	4,381	4,326
Total Liabilities	12,863	12,181
Common Stockholder’s Equity:
Common stock, par value $0.01 per share (Authorized - 100 million shares; Outstanding - 100 shares)
Paid-in capital	9,930	9,697
Accumulated deficit	(141)	(198)
Accumulated other comprehensive income (loss)	(22)	7
Total common stockholder's equity (See accompanying statements)	9,767	9,506
Total Liabilities and Stockholder's Equity	$22,630	$21,687
Commitments and Contingent Matters (See notes)
The accompanying notes are an integral part of these consolidated financial statements.

    Table of Contents                                Index to Financial Statements
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
For the Years Ended December 31, 2020, 2019, and 2018
Southern Company Gas and Subsidiary Companies 2020 Annual Report

	Number of Common Shares Issued	Common Stock	Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balance at December 31, 2017	—	$—	$9,214	$(212)	$20	$9,022
Net income	—	—	—	372	—	372
Return of capital to parent company	—	—	(400)	—	—	(400)
Capital contributions from parent company	—	—	42	—	—	42
Other comprehensive income	—	—	—	—	2	2
Cash dividends on common stock	—	—	—	(468)	—	(468)
Other	—	—	—	(4)	4	—
Balance at December 31, 2018	—	—	8,856	(312)	26	8,570
Net income	—	—	—	585	—	585
Capital contributions from parent company	—	—	841	—	—	841
Other comprehensive income (loss)	—	—	—	—	(19)	(19)
Cash dividends on common stock	—	—	—	(471)	—	(471)
Balance at December 31, 2019	—	—	9,697	(198)	7	9,506
Net income	—	—	—	590	—	590
Capital contributions from parent company	—	—	233	—	—	233
Other comprehensive income (loss)	—	—	—	—	(29)	(29)
Cash dividends on common stock	—	—	—	(533)	—	(533)
Balance at December 31, 2020	—	$—	$9,930	$(141)	$(22)	$9,767
The accompanying notes are an integral part of these consolidated financial statements.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS
Southern Company and Subsidiary Companies 2020 Annual Report

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

Registrant	Applicable Notes
Southern Company	1, 2, 3, 4, 5, 6, 7, 8, 9, 10, 11, 12, 13, 14, 15, 16
Alabama Power	1, 2, 3, 4, 5, 6, 7, 8, 9, 10, 11, 12, 13, 14, 15
Georgia Power	1, 2, 3, 4, 5, 6, 7, 8, 9, 10, 11, 12, 13, 14
Mississippi Power	1, 2, 3, 4, 5, 6, 8, 9, 10, 11, 12, 13, 14
Southern Power	1, 3, 4, 5, 6, 7, 8, 9, 10, 11, 12, 13, 14, 15
Southern Company Gas	1, 2, 3, 4, 5, 6, 7, 8, 9, 10, 11, 12, 13, 14, 15, 16

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
General
Southern Company is the parent company of three traditional electric operating companies, as well as Southern Power, Southern Company Gas, SCS, Southern Linc, Southern Holdings, Southern Nuclear, PowerSecure, and other direct and indirect subsidiaries. The traditional electric operating companies – Alabama Power, Georgia Power, and Mississippi Power – are vertically integrated utilities providing electric service in three Southeastern states. In January 2019, Southern Company completed the sale of Gulf Power (another traditional electric operating company through December 31, 2018) to NextEra Energy. Southern Power develops, constructs, acquires, owns, and manages power generation assets, including renewable energy and battery energy storage projects, and sells electricity at market-based rates in the wholesale market. Southern Company Gas distributes natural gas through natural gas distribution utilities, including Nicor Gas (Illinois), Atlanta Gas Light (Georgia), Virginia Natural Gas, and Chattanooga Gas (Tennessee). In 2018, Southern Company Gas sold its other natural gas utilities – Elizabethtown Gas (New Jersey), Florida City Gas, and Elkton Gas (Maryland). Southern Company Gas is also involved in several other complementary businesses including gas pipeline investments, wholesale gas services, and gas marketing services. SCS, the system service company, provides, at cost, specialized services to Southern Company and its subsidiary companies. Southern Linc provides digital wireless communications for use by Southern Company and its subsidiary companies and also markets these services to the public and provides fiber optics services within the Southeast. Southern Holdings is an intermediate holding company subsidiary, primarily for Southern Company's leveraged lease and other investments. Southern Nuclear operates and provides services to the Southern Company system's nuclear power plants, including Alabama Power's Plant Farley and Georgia Power's Plant Hatch and Plant Vogtle Units 1 and 2, and is currently managing construction and start-up of Plant Vogtle Units 3 and 4, which are co-owned by Georgia Power. PowerSecure provides energy solutions to electric utilities and their customers in the areas of distributed generation, energy storage and renewables, and energy efficiency. See Note 15 for information regarding disposition activities, including Southern Company's sale of Gulf Power.
The Registrants' financial statements reflect investments in subsidiaries on a consolidated basis. Intercompany transactions have been eliminated in consolidation. The equity method is used for investments in entities in which a Registrant has significant influence but does not have control and for VIEs where a Registrant has an equity investment but is not the primary beneficiary. Southern Power has controlling ownership in certain legal entities for which the contractual provisions represent profit-sharing arrangements because the allocations of cash distributions and tax benefits are not based on fixed ownership percentages. For these arrangements, the noncontrolling interest is accounted for under a balance sheet approach utilizing the HLBV method. The HLBV method calculates each partner's share of income based on the change in net equity the partner can legally claim in a HLBV at the end of the period compared to the beginning of the period. See "Variable Interest Entities" herein and Note 7 for additional information.
The traditional electric operating companies, Southern Power, certain subsidiaries of Southern Company Gas, and certain other subsidiaries are subject to regulation by the FERC, and the traditional electric operating companies and the natural gas distribution utilities are also subject to regulation by their respective state PSCs or other applicable state regulatory agencies. As such, the respective financial statements of the applicable Registrants reflect the effects of rate regulation in accordance with GAAP and comply with the accounting policies and practices prescribed by relevant state PSCs or other applicable state regulatory agencies.
The preparation of financial statements in conformity with GAAP requires the use of estimates, and the actual results may differ from those estimates. Certain prior years' data presented in the financial statements have been reclassified to conform to the current year presentation. These reclassifications had no impact on the Registrants' results of operations, financial position, or cash flows.
At December 31, 2020 and/or 2019, Southern Company, Southern Power, and Southern Company Gas each had assets and liabilities held for sale on their balance sheets. Unless otherwise noted, the disclosures herein related to specific asset and liability balances at December 31, 2020 and 2019 exclude assets and liabilities held for sale. See Note 15 under "Assets Held for Sale" for additional information including major classes of assets and liabilities classified as held for sale by Southern Company, Southern Power, and Southern Company Gas.
Recently Adopted Accounting Standards
Effective January 1, 2019, the Registrants adopted ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02). ASU 2016-02 required lessees to recognize on the balance sheet a lease liability and a right-of-use asset for all leases. ASU 2016-02 also changed the recognition, measurement, and presentation of expense associated with leases and provided clarification regarding the identification of certain components of contracts that would represent a lease. Lessor accounting was relatively unchanged and there was no change to the accounting for existing leveraged leases. See Note 9 for additional information and related disclosures.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
Affiliate Transactions
The traditional electric operating companies, Southern Power, and Southern Company Gas have agreements with SCS under which certain of the following services are rendered to them at direct or allocated cost: general executive and advisory, general and design engineering, operations, purchasing, accounting, finance, treasury, legal, tax, information technology, marketing, auditing, insurance and pension administration, human resources, systems and procedures, digital wireless communications, cellular tower space, and other services with respect to business and operations, construction management, and Southern Company power pool transactions. These costs are primarily included in other operations and maintenance expenses or capitalized to property, plant, and equipment. Costs for these services from SCS in 2020, 2019, and 2018 were as follows:

	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
2020	$478	$639	$149	$87	$237
2019	527	704	118	90	183
2018	508	653	104	98	194
Alabama Power and Georgia Power also have agreements with Southern Nuclear under which Southern Nuclear renders the following nuclear-related services at cost: general executive and advisory services; general operations, management, and technical services; administrative services including procurement, accounting, employee relations, systems, and procedures services; strategic planning and budgeting services; other services with respect to business and operations; and, for Georgia Power, construction management. These costs are primarily included in other operations and maintenance expenses or capitalized to property, plant, and equipment. Costs for these services in 2020, 2019, and 2018 amounted to $262 million, $256 million, and $247 million, respectively, for Alabama Power and $883 million, $760 million, and $780 million, respectively, for Georgia Power. See Note 2 under "Georgia Power – Nuclear Construction" for additional information regarding Southern Nuclear's construction management of Plant Vogtle Units 3 and 4 for Georgia Power.
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
Alabama Power's and Georgia Power's power purchases from affiliates through the Southern Company power pool are included in purchased power, affiliates on their respective statements of income. Mississippi Power's and Southern Power's power purchases from affiliates through the Southern Company power pool are included in purchased power on their respective statements of income and were as follows:

	Mississippi Power	Southern Power
	(in millions)
2020	$4	$8
2019	3	14
2018	15	41
Georgia Power has entered into several PPAs with Southern Power for capacity and energy. Georgia Power's total expenses associated with these PPAs were $141 million, $177 million, and $216 million in 2020, 2019, and 2018, respectively. Southern Power's total revenues from all PPAs with Georgia Power, included in wholesale revenue affiliates on Southern Power's consolidated statements of income, were $139 million, $174 million, and $215 million for 2020, 2019, and 2018, respectively. Included within these revenues were affiliate PPAs accounted for as operating leases, which totaled $115 million, $116 million, and $65 million for 2020, 2019, and 2018, respectively. See Note 9 for additional information.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
SCS (as agent for Alabama Power, Georgia Power, and Southern Power) and Southern Company Gas have long-term interstate natural gas transportation agreements with SNG that are governed by the terms and conditions of SNG's natural gas tariff and are subject to FERC regulation. See Note 7 under "Southern Company Gas – Equity Method Investments" for additional information. Transportation costs under these agreements in 2020, 2019, and 2018 were as follows:

	Alabama Power	Georgia Power	Southern Power	Southern Company Gas
	(in millions)
2020	$15	$108	$29	$29
2019	17	99	28	31
2018	8	101	25	32
In 2018, SNG purchased the natural gas lateral pipeline serving Plant McDonough Units 4 through 6 from Georgia Power at net book value, as approved by the Georgia PSC. In January 2020, SNG paid Georgia Power $142 million, which included $71 million contributed to SNG by Southern Company Gas for its proportionate share. During the interim period, Georgia Power received a discounted shipping rate to reflect the deferred consideration and SNG constructed an extension to the pipeline.
SCS, as agent for the traditional electric operating companies and Southern Power, has agreements with certain subsidiaries of Southern Company Gas to purchase natural gas. Natural gas purchases made under these agreements were immaterial for Alabama Power and Mississippi Power and as follows for Georgia Power and Southern Power in 2020, 2019, and 2018:

	Georgia Power	Southern Power
	(in millions)
2020	$—	$26
2019	4	64
2018	21	119
Alabama Power and Mississippi Power jointly own Plant Greene County. The companies have an agreement under which Alabama Power operates Plant Greene County and Mississippi Power reimburses Alabama Power for its proportionate share of non-fuel operations and maintenance expenses, which totaled $9 million, $9 million, and $8 million in 2020, 2019, and 2018, respectively. See Note 5 under "Joint Ownership Agreements" for additional information.
The traditional electric operating companies each have agreements with Gulf Power. Alabama Power previously made transmission system upgrades to ensure firm delivery of energy under a non-affiliate PPA from the Central Alabama Generating Station, and, under a related tariff, received $11 million from Gulf Power in 2018. Gulf Power owns a 25% portion of Plant Scherer Unit 3. Georgia Power operates Plant Scherer Unit 3 and Gulf Power reimburses Georgia Power for its 25% proportionate share of the related non-fuel expenses, which totaled $8 million in 2018. Gulf Power also owns a 50% portion of Plant Daniel Units 1 and 2. Mississippi Power operates Plant Daniel and Gulf Power reimburses Mississippi Power for its proportionate share of all associated non-fuel operations and maintenance expenses, which totaled $31 million in 2018. See Note 5 under "Joint Ownership Agreements" and Note 15 under "Southern Company" and "Alabama Power" for additional information.
Alabama Power and Georgia Power each have agreements with PowerSecure for equipment purchases and/or services related to utility infrastructure construction, distributed energy, and energy efficiency projects. Alabama Power's costs for these services were immaterial for 2020 and totaled $7 million and $24 million in 2019 and 2018, respectively. Georgia Power's costs for these equipment purchases and services totaled approximately $11 million in 2020 and were immaterial for the other periods presented.
See Note 7 under "SEGCO" for information regarding Alabama Power's and Georgia Power's equity method investment in SEGCO and related affiliate purchased power costs, as well as Alabama Power's gas pipeline ownership agreement with SEGCO.
Southern Power has several agreements with SCS for transmission services, which are billed to Southern Power based on the Southern Company Open Access Transmission Tariff as filed with the FERC. Transmission services purchased by Southern Power from SCS totaled $15 million, $15 million, and $12 million for 2020, 2019, and 2018, respectively, and were charged to other operations and maintenance expenses in Southern Power's consolidated statements of income.
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
Southern Company and Subsidiary Companies 2020 Annual Report
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
Regulatory Assets and Liabilities
The traditional electric operating companies and the natural gas distribution utilities are subject to accounting requirements for the effects of rate regulation. Regulatory assets represent probable future revenues associated with certain costs that are expected to be recovered from customers through the ratemaking process. Regulatory liabilities represent costs recovered that are expected to be incurred in the future or probable future reductions in revenues associated with amounts that are expected to be credited to customers through the ratemaking process.
In the event that a portion of a traditional electric operating company's or a natural gas distribution utility's operations is no longer subject to applicable accounting rules for rate regulation, such company would be required to write off to income or reclassify to AOCI related regulatory assets and liabilities that are not specifically recoverable through regulated rates. In addition, the traditional electric operating company or the natural gas distribution utility would be required to determine if any impairment to other assets, including plant, exists and write down the assets, if impaired, to their fair values. All regulatory assets and liabilities are to be reflected in rates. See Note 2 for additional information including details of regulatory assets and liabilities reflected in the balance sheets for Southern Company, the traditional electric operating companies, and Southern Company Gas.
Revenues
The Registrants generate revenues from a variety of sources which are accounted for under various revenue accounting guidance, including revenue from contracts with customers, lease, derivative, and regulatory accounting. See Notes 4, 9, and 14 for additional information.
Traditional Electric Operating Companies
The majority of the revenues of the traditional electric operating companies are generated from contracts with retail electric customers. These revenues, generated from the integrated service to deliver electricity when and if called upon by the customer, are recognized as a single performance obligation satisfied over time, at a tariff rate, and as electricity is delivered to the customer during the month. Unbilled revenues related to retail sales are accrued at the end of each fiscal period. Retail rates may include provisions to adjust revenues for fluctuations in fuel costs, fuel hedging, the energy component of purchased power costs, and certain other costs. Revenues are adjusted for differences between these actual costs and amounts billed in current regulated rates. Under or over recovered regulatory clause revenues are recorded in the balance sheets and are recovered from or returned to customers, respectively, through adjustments to the billing factors. See Note 2 for additional information regarding regulatory matters of the traditional electric operating companies.
Wholesale capacity revenues from PPAs are recognized in amounts billable under the contract terms. Energy and other revenues are generally recognized as services are provided. The contracts for capacity and energy in a wholesale PPA have multiple performance obligations where the contract's total transaction price is allocated to each performance obligation based on the standalone selling price. The standalone selling price is primarily determined by the price charged to customers for the specific goods or services transferred with the performance obligations. Generally, the traditional electric operating companies recognize revenue as the performance obligations are satisfied over time as electricity is delivered to the customer or as generation capacity is available to the customer.
For both retail and wholesale revenues, the traditional electric operating companies have elected to recognize revenue for their sales of electricity and capacity using the invoice practical expedient as they generally have a right to consideration in an amount that corresponds directly with the value to the customer of the performance completed to date and that may be invoiced. Payment for goods and services rendered is typically due in the subsequent month following satisfaction of the Registrants' performance obligation.
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
Southern Company and Subsidiary Companies 2020 Annual Report
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
Southern Power generally has a right to consideration in an amount that corresponds directly with the value to the customer of the performance completed to date and may recognize revenue in the amount to which the entity has a right to invoice. Payment for goods and services rendered is typically due in the subsequent month following satisfaction of Southern Power's performance obligation.
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
Southern Company Gas
Gas Distribution Operations
Southern Company Gas records revenues when goods or services are provided to customers. Those revenues are based on rates approved by the state regulatory agencies of the natural gas distribution utilities. Atlanta Gas Light operates in a deregulated natural gas market whereby Marketers, rather than a traditional utility, sell natural gas to end-use customers in Georgia and handle customer billing functions. As required by the Georgia PSC, Atlanta Gas Light bills Marketers in equal monthly installments for each residential, commercial, and industrial end-use customer's distribution costs as well as for capacity costs utilizing a seasonal rate design for the calculation of each residential end-use customer's annual straight-fixed-variable charge, which reflects the historic volumetric usage pattern for the entire residential class.
The majority of the revenues of Southern Company Gas are generated from contracts with natural gas distribution customers. Revenues from this integrated service to deliver gas when and if called upon by the customer are recognized as a single performance obligation satisfied over time and are recognized at a tariff rate as gas is delivered to the customer during the month.
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
Southern Company Gas has elected to recognize revenue for sales of gas using the invoice practical expedient as it generally has a right to consideration in an amount that corresponds directly with the value to the customer of the performance completed to date and that may be invoiced. Payment for goods and services rendered is typically due in the subsequent month following satisfaction of Southern Company Gas' performance obligation.
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
Southern Company and Subsidiary Companies 2020 Annual Report
and provide for the recognition of certain revenues prior to billing, as long as the amounts recognized will be collected from customers within 24 months of recognition. These programs are as follows:
•Weather normalization adjustments – reduce customer bills when winter weather is colder than normal and increase customer bills when weather is warmer than normal and are included in the tariffs for Virginia Natural Gas, Chattanooga Gas, and, prior to its sale, Elizabethtown Gas;
•Revenue normalization mechanisms – mitigate the impact of conservation and declining customer usage and are contained in the tariffs for Virginia Natural Gas, Chattanooga Gas, Nicor Gas (effective November 1, 2019), and, prior to its sale, Elkton Gas; and
•Revenue true-up adjustment – included within the provisions of the GRAM program in which Atlanta Gas Light participates as a short-term alternative to formal rate case filings, the revenue true-up feature provides for a positive (or negative) adjustment to record revenue in the amount of any variance to budgeted revenues, which are submitted and approved annually as a requirement of GRAM. Such adjustments are reflected in customer billings in a subsequent program year.
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
Concentration of Credit Risk
Southern Company Gas' wholesale gas services business has a concentration of credit risk for services it provides to its counterparties. This credit risk is generally concentrated in 20 of its counterparties and is measured by 30-day receivable exposure plus forward exposure. Counterparty credit risk is evaluated using a S&P equivalent credit rating, which is determined by a process of converting the lower of the S&P or Moody's rating to an internal rating ranging from 9 to 1, with 9 being equivalent to AAA/Aaa by S&P and Moody's, respectively, and 1 being equivalent to D/Default by S&P and Moody's, respectively. A counterparty that does not have an external rating is assigned an internal rating based on the strength of its financial ratios. As of December 31, 2020, the top 20 counterparties represented 58%, or $234 million, of the total counterparty exposure and had a weighted average S&P equivalent rating of A-.
Concentration of credit risk occurs at Atlanta Gas Light for amounts billed for services and other costs to its customers, which consist of 16 Marketers in Georgia (including SouthStar). The credit risk exposure to the Marketers varies seasonally, with the lowest exposure in the non-peak summer months and the highest exposure in the peak winter months. Marketers are responsible for the retail sale of natural gas to end-use customers in Georgia. The functions of the retail sale of gas include the purchase and sale of natural gas, customer service, billings, and collections. The provisions of Atlanta Gas Light's tariff allow Atlanta Gas Light to obtain credit security support in an amount equal to a minimum of two times a Marketer's highest month's estimated bill from Atlanta Gas Light.
Concentration of Revenue
Southern Company, Alabama Power, Georgia Power, Mississippi Power (with the exception of its full requirements cost-based MRA electric tariffs described below), and Southern Company Gas each have a diversified base of customers and no single customer or industry comprises 10% or more of each company's revenues.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
Mississippi Power provides service under long-term contracts with rural electric cooperative associations and a municipality located in southeastern Mississippi under full requirements cost-based MRA electric tariffs, which are subject to regulation by the FERC. The contracts with these wholesale customers represented 15.3% of Mississippi Power's total operating revenues in 2020 and are generally subject to 10-year rolling cancellation notices. Historically, these wholesale customers have acted as a group and any changes in contractual relationships for one customer are likely to be followed by the other wholesale customers.
Significant portions of Southern Power's revenues have been derived from certain customers pursuant to PPAs. The following table shows the percentage of total revenues for Southern Power's top three customers for each of the years presented:

	2020	2019	2018
Southern California Edison	9.4%	6.8%	6.2%
Georgia Power	8.0%	9.0%	9.8%
Duke Energy Corporation	6.7%	N/A	6.8%
Morgan Stanley Capital Group	N/A	4.9%	N/A
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
Under current tax law, certain projects at Southern Power related to the construction of renewable facilities are eligible for federal ITCs. Southern Power estimates eligible costs which, as they relate to acquisitions, may not be finalized until the allocation of the purchase price to assets has been finalized. Southern Power applies the deferred method to ITCs, whereby the ITCs are recorded as a deferred credit and amortized to income tax expense over the life of the respective asset. Furthermore, the tax basis of the asset is reduced by 50% of the ITCs received, resulting in a net deferred tax asset. Southern Power has elected to recognize the tax benefit of this basis difference as a reduction to income tax expense in the year in which the plant reaches commercial operation. State ITCs are recognized as an income tax benefit in the period in which the credits are generated. In addition, certain projects are eligible for federal and state PTCs, which are recognized as an income tax benefit based on KWH production.
Federal ITCs and PTCs, as well as state ITCs and other state tax credits available to reduce income taxes payable, were not fully utilized in 2020 and will be carried forward and utilized in future years. In addition, Southern Company is expected to have various state net operating loss (NOL) carryforwards for certain of its subsidiaries, including Mississippi Power and Southern Power, which would result in income tax benefits in the future, if utilized. See Note 10 under "Current and Deferred Income Taxes – Tax Credit Carryforwards" and " – Net Operating Loss Carryforwards" for additional information.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
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
Southern Company Gas is taxed on its gas revenues by various governmental authorities, but is allowed to recover these taxes from its customers. Revenue taxes imposed on the natural gas distribution utilities are recorded at the amount charged to customers, which may include a small administrative fee, as operating revenues, and the related taxes imposed on Southern Company Gas are recorded as operating expenses on the statements of income. Revenue taxes included in operating expenses were $104 million, $114 million, and $111 million in 2020, 2019, and 2018, respectively.
Allowance for Funds Used During Construction and Interest Capitalized
The traditional electric operating companies and the natural gas distribution utilities record AFUDC, which represents the estimated debt and equity costs of capital funds that are necessary to finance the construction of new regulated facilities. While cash is not realized currently, AFUDC increases the revenue requirement and is recovered over the service life of the asset through a higher rate base and higher depreciation. The equity component of AFUDC is not taxable.
Interest related to financing the construction of new facilities at Southern Power and new facilities not included in the traditional electric operating companies' and Southern Company Gas' regulated rates is capitalized in accordance with standard interest capitalization requirements.
Total AFUDC and interest capitalized for the Registrants in 2020, 2019, and 2018 was as follows:

	Southern Company	Alabama Power	Georgia Power(*)	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
2020	$230	$61	$138	$1	$11	$18
2019	202	71	103	—	15	13
2018	210	84	94	—	17	14
(*)See Note 2 under "Georgia Power – Nuclear Construction" for information on the inclusion of a portion of construction costs related to Plant Vogtle Units 3 and 4 in Georgia Power's rate base.
The average AFUDC composite rates for 2020, 2019, and 2018 for the traditional electric operating companies and the natural gas distribution utilities were as follows:

	2020	2019	2018
Alabama Power	8.1%	8.4%	8.3%
Georgia Power(*)	6.9%	6.9%	7.3%
Mississippi Power	5.4%	7.3%	3.3%
Southern Company Gas:
Atlanta Gas Light	7.7%	7.8%	7.9%
Chattanooga Gas	7.1%	7.1%	7.4%
Nicor Gas	0.7%	2.3%	2.1%
(*)Excludes AFUDC related to the construction of Plant Vogtle Units 3 and 4. See Note 2 under "Georgia Power – Nuclear Construction" for additional information.
Impairment of Long-Lived Assets
The Registrants evaluate long-lived assets and finite-lived intangible assets for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The determination of whether an impairment has occurred is based on either a specific regulatory disallowance, a sales transaction price that is less than the asset group's carrying value, or an estimate of undiscounted future cash flows attributable to the asset group, as compared with the carrying value of the assets. If an impairment has occurred, the amount of the impairment recognized is determined by either the amount of regulatory disallowance or by estimating the fair value of the assets and recording a loss if the carrying value is greater than the

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
fair value. For assets identified as held for sale, the carrying value is compared to the estimated fair value less the cost to sell in order to determine if an impairment loss is required. Until the assets are disposed of, their estimated fair value is re-evaluated when circumstances or events change. See Note 3 under "Other Matters – Southern Company" and " – Southern Company Gas" and Note 15 under "Southern Company," "Southern Power," and "Southern Company Gas – Sale of Pivotal LNG and Atlantic Coast Pipeline" for information regarding impairment charges recorded during the periods presented.
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
Goodwill is not amortized, but is subject to an annual impairment test during the fourth quarter of each year, or more frequently if impairment indicators arise, as discussed below. Southern Company and Southern Company Gas each evaluated its goodwill in the fourth quarter 2020 and determined no impairment was required. If the impacts of the COVID-19 pandemic and related responses, including supply chain disruptions, reduced labor availability and/or productivity, and reduced economic activity, become significant to the operating results of PowerSecure and its businesses, a portion of its $263 million of goodwill may become impaired. The ultimate outcome of this matter cannot be determined at this time.
A goodwill impairment charge of $32 million was recorded in the second quarter 2019 in contemplation of the July 2019 sale of PowerSecure's utility infrastructure services business. In the third quarter 2019, impairment charges of $2 million and $3 million were recorded to goodwill and other intangible assets, net, respectively, in contemplation of the December 2019 sale of PowerSecure's lighting business. See Note 15 under "Southern Company" for additional information.
At December 31, 2020 and 2019, goodwill was as follows:

Goodwill
(in millions)
Southern Company	$5,280
Southern Company Gas:
Gas distribution operations	$4,034
Gas marketing services	981
Southern Company Gas total	$5,015

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
At December 31, 2020 and 2019, other intangible assets were as follows:

	At December 31, 2020			At December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Other Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Other Intangible Assets, Net
	(in millions)			(in millions)
Southern Company
Other intangible assets subject to amortization:
Customer relationships	$212	$(135)	$77	$212	$(116)	$96
Trade names	64	(31)	33	64	(25)	39
Storage and transportation contracts	64	(64)	—	64	(62)	2
PPA fair value adjustments	390	(89)	301	390	(69)	321
Other	10	(9)	1	11	(8)	3
Total other intangible assets subject to amortization	$740	$(328)	$412	$741	$(280)	$461
Other intangible assets not subject to amortization:
Federal Communications Commission licenses	75	—	75	75	—	75
Total other intangible assets	$815	$(328)	$487	$816	$(280)	$536

Southern Power
Other intangible assets subject to amortization:
PPA fair value adjustments	$390	$(89)	$301	$390	$(69)	$321

Southern Company Gas
Other intangible assets subject to amortization:
Gas marketing services
Customer relationships	$156	$(119)	$37	$156	$(104)	$52
Trade names	26	(12)	14	26	(10)	16
Wholesale gas services
Storage and transportation contracts	64	(64)	—	64	(62)	2
Total other intangible assets subject to amortization	$246	$(195)	$51	$246	$(176)	$70

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
Amortization associated with other intangible assets in 2020, 2019, and 2018 was as follows:

	2020	2019	2018
	(in millions)
Southern Company(a)	$49	$61	$89
Southern Power(b)	20	19	25
Southern Company Gas:
Gas marketing services	$17	$23	$32
Wholesale gas services(b)	2	8	20
Southern Company Gas total	$19	$31	$52
(a)Includes $22 million, $27 million, and $45 million in 2020, 2019, and 2018, respectively, recorded as a reduction to operating revenues.
(b)Recorded as a reduction to operating revenues.
At December 31, 2020, the estimated amortization associated with other intangible assets for the next five years is as follows:

	2021	2022	2023	2024	2025
	(in millions)
Southern Company	$43	$39	$37	$35	$32
Southern Power	20	20	20	20	20
Southern Company Gas	14	11	9	7	6
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
Southern Company and Subsidiary Companies 2020 Annual Report
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
Restricted Cash
At December 31, 2020 and 2019, Southern Company Gas had $2 million and $3 million, respectively, of restricted cash held as collateral for workers' compensation, life insurance, and long-term disability insurance, which is included in cash, cash equivalents, and restricted cash on the statements of cash flows.
Storm Damage Reserves
Each traditional electric operating company maintains a reserve to cover or is allowed to defer and recover the cost of damages from major storms to its transmission and distribution lines and, for Mississippi Power, the cost of uninsured damages to its generation facilities and other property. Alabama Power also has authority from the Alabama PSC to accrue certain additional amounts as circumstances warrant. Alabama Power recorded additional accruals of $100 million and $84 million in 2020 and 2019, respectively. In accordance with their respective state PSC orders, the traditional electric operating companies accrued the following amounts related to storm damage recovery in 2020, 2019, and 2018:

	Southern Company(a)(b)	Alabama Power(b)	Georgia Power	Mississippi Power
	(in millions)
2020	$326	$112	$213	$1
2019	170	139	30	1
2018	74	16	30	1
(a)Includes accruals at Gulf Power of $26.9 million in 2018. See Note 15 under "Southern Company" for information regarding the sale of Gulf Power.
(b)Includes $39 million applied in 2019 to Alabama Power's NDR from its remaining excess deferred income tax regulatory liability balance in accordance with an Alabama PSC order.
See Note 2 under "Alabama Power – Rate NDR," "Georgia Power – Storm Damage Recovery," and "Mississippi Power – System Restoration Rider" for additional information regarding each company's storm damage reserve.
Leveraged Leases
At December 31, 2020 and 2019, a subsidiary of Southern Holdings had four leveraged lease agreements, with original terms ranging up to 45 years, which relate to energy generation, distribution, and transportation assets, including two international projects. Southern Company receives federal income tax deductions for depreciation and amortization, as well as interest on long-term debt related to these investments. Southern Company reviews all important lease assumptions at least annually, or more frequently if events or changes in circumstances indicate that a change in assumptions has occurred or may occur. These assumptions include the effective tax rate, the residual value, the credit quality of the lessees, and the timing of expected tax cash flows. See Notes 3 and 15 under "Other Matters – Southern Company" and "Southern Company," respectively, for additional information on the leveraged lease investments, including impairment charges and completed and planned sales.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
Southern Company's net investment in leveraged leases consists of the following at December 31:

	2020(*)	2019
	(in millions)
Net rentals receivable	$734	$1,410
Unearned income	(178)	(622)
Investment in leveraged leases	556	788
Deferred taxes from leveraged leases	(7)	(238)
Net investment in leveraged leases	$549	$550
(*)Excludes the investment classified as held for sale at December 31, 2020. See Note 15 under "Assets Held for Sale" for additional information.
The following table provides a summary of the components of income related to leveraged lease investments. Income was impacted in 2020 and 2019 by the impairment charges discussed in Note 3 under "Other Matters – Southern Company."

	2020	2019	2018
	(in millions)
Pretax leveraged lease income (loss)	$(180)	$11	$25
Income tax benefit (expense)	98	—	(6)
Net leveraged lease income (loss)	$(82)	$11	$19
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
Fuel Inventory
Fuel inventory for the traditional electric operating companies includes the average cost of coal, natural gas, oil, transportation, and emissions allowances. Fuel inventory for Southern Power, which is included in other current assets, includes the average cost of oil, natural gas, and emissions allowances. Fuel is recorded to inventory when purchased and then expensed, at weighted average cost, as used. Emissions allowances granted by the EPA are included in inventory at zero cost. The traditional electric operating companies recover fuel expense through fuel cost recovery rates approved by each state PSC or, for wholesale rates, the FERC.
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
Nicor Gas' natural gas inventory is carried at cost on a LIFO basis. Inventory decrements occurring during the year that are restored prior to year end are charged to cost of natural gas at the estimated annual replacement cost. Inventory decrements that are not restored prior to year end are charged to cost of natural gas at the actual LIFO cost of the inventory layers liquidated. The cost of natural gas, including inventory costs, is recovered from customers under a purchased gas recovery mechanism adjusted for differences between actual costs and amounts billed; therefore, LIFO liquidations have no impact on Southern Company's or Southern Company Gas' net income. At December 31, 2020, the Nicor Gas LIFO inventory balance was $178 million. Based on the average cost of gas purchased in December 2020, the estimated replacement cost of Nicor Gas' inventory at December 31, 2020 was $259 million.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
Southern Company Gas' gas marketing services, wholesale gas services, and all other segments record inventory at LOCOM, with cost determined on a WACOG basis. For these segments, Southern Company Gas evaluates the weighted average cost of its natural gas inventories against market prices to determine whether any declines in market prices below the WACOG are other than temporary. For any declines considered to be other than temporary, Southern Company Gas records LOCOM adjustments to cost of natural gas to reduce the value of its natural gas inventories to market value. LOCOM adjustments for wholesale gas services were $1 million, $21 million, and $10 million during 2020, 2019, and 2018, respectively.
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
Southern Company Gas' wholesale gas services has trade and credit contracts that contain minimum credit rating requirements. These credit rating requirements typically give counterparties the right to suspend or terminate credit if Southern Company Gas' credit ratings are downgraded to non-investment grade status. Under such circumstances, Southern Company Gas' wholesale gas services would need to post collateral to continue transacting business with some of its counterparties. As of December 31, 2020 and 2019, the required collateral in the event of a credit rating downgrade was $5 million and $11 million, respectively.
Southern Company Gas' wholesale gas services uses established credit policies to determine and monitor the creditworthiness of counterparties, including requirements to post collateral or other credit security, as well as the quality of pledged collateral. Collateral or credit security is most often in the form of cash or letters of credit from an investment-grade financial institution, but may also include cash or U.S. government securities held by a trustee. When more than one derivative transaction with the same counterparty is outstanding and a legally enforceable netting agreement exists with that counterparty, the "net" mark-to-market exposure represents a reasonable measure of Southern Company Gas' credit risk with that counterparty. Southern Company Gas' wholesale gas services also uses other netting agreements with certain counterparties with whom it conducts significant transactions.
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
See Note 2 for information regarding recovery of incremental bad debt expense related to the COVID-19 pandemic at certain of the traditional electric operating companies and the natural gas distribution utilities.
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
Southern Company and Subsidiary Companies 2020 Annual Report
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
The Registrants offset fair value amounts recognized for multiple derivative instruments executed with the same counterparty under netting arrangements. The Registrants had no outstanding collateral repayment obligations or rights to reclaim collateral arising from derivative instruments recognized at December 31, 2020.
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

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
AOCI (loss) balances, net of tax effects, for Southern Company, Southern Power, and Southern Company Gas were as follows:

	Qualifying Hedges	Pension and Other Postretirement Benefit Plans	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Southern Company
Balance at December 31, 2019	$(179)	$(142)	$(321)
Current period change	(30)	(45)	(75)
Balance at December 31, 2020(*)	$(209)	$(187)	$(395)

Southern Power
Balance at December 31, 2019	$11	$(37)	$(26)
Current period change	(32)	(10)	(42)
Balance at December 31, 2020(*)	$(21)	$(47)	$(67)

Southern Company Gas
Balance at December 31, 2019	$(6)	$13	$7
Current period change	(14)	(15)	(29)
Balance at December 31, 2020	$(20)	$(2)	$(22)
(*)May not add due to rounding.
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

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
2. REGULATORY MATTERS
Regulatory Assets and Liabilities
Details of regulatory assets and (liabilities) reflected in the balance sheets at December 31, 2020 and 2019 are provided in the following tables:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Company Gas
	(in millions)
At December 31, 2020
AROs(a)(s)	$5,147	$1,470	$3,457	$212	$—
Retiree benefit plans(b)(s)	4,958	1,265	1,647	238	187
Remaining net book value of retired assets(c)	1,183	632	527	24	—
Deferred income tax charges(d)	801	235	531	32	—
Environmental remediation(e)(s)	310	—	41	—	269
Loss on reacquired debt(f)	304	47	248	6	3
Storm damage(g)	262	—	262	—	—
Vacation pay(h)(s)	207	80	104	10	13
Under recovered regulatory clause revenues(i)	185	58	—	52	75
Regulatory clauses(j)	142	142	—	—	—
Nuclear outage(k)	101	61	40	—	—
Long-term debt fair value adjustment(l)	92	—	—	—	92
Kemper County energy facility assets, net(m)	50	—	—	50	—
Plant Daniel Units 3 and 4(n)	32	—	—	32	—
Other regulatory assets(o)	205	52	68	4	81
Deferred income tax credits(d)	(6,016)	(2,016)	(2,805)	(320)	(847)
Other cost of removal obligations(a)	(1,999)	(335)	212	(194)	(1,649)
Over recovered regulatory clause revenues(i)	(185)	(46)	(44)	—	(95)
Storm/property damage reserves(p)	(81)	(77)	—	(4)	—
Customer refunds(q)	(56)	(50)	(6)	—	—
Other regulatory liabilities(r)	(149)	(37)	(30)	(6)	(54)
Total regulatory assets (liabilities), net	$5,493	$1,481	$4,252	$136	$(1,925)

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Company Gas
	(in millions)
At December 31, 2019
Retiree benefit plans(b)(s)	$4,423	$1,131	$1,516	$213	$167
AROs(a)(s)	4,381	1,043	3,119	210	—
Remaining net book value of retired assets(c)	1,275	649	596	30	—
Deferred income tax charges(d)	803	245	523	33	—
Storm damage(g)	410	—	410	—	—
Environmental remediation(e)(s)	349	—	52	—	296
Loss on reacquired debt(f)	323	52	262	6	4
Vacation pay(h)(s)	186	72	93	9	11
Under recovered regulatory clause revenues(i)	159	40	—	47	72
Regulatory clauses(j)	142	142	—	—	—
Long-term debt fair value adjustment(l)	107	—	—	—	107
Nuclear outage(k)	105	78	27	—	—
Fuel-hedging (realized and unrealized) losses(t)	102	22	53	27	—
Kemper County energy facility assets, net(m)	61	—	—	61	—
Plant Daniel Units 3 and 4(n)	34	—	—	34	—
Other regulatory assets(o)	127	45	23	6	53
Deferred income tax credits(d)	(6,301)	(1,960)	(3,078)	(358)	(874)
Other cost of removal obligations(a)	(2,084)	(412)	156	(189)	(1,606)
Customer refunds(q)	(285)	(56)	(229)	—	—
Over recovered regulatory clause revenues(i)	(205)	(112)	(10)	—	(82)
Storm/property damage reserves(p)	(204)	(150)	—	(55)	—
Other regulatory liabilities(r)	(70)	(19)	(6)	(10)	(22)
Total regulatory assets (liabilities), net	$3,838	$810	$3,507	$64	$(1,874)
Unless otherwise noted, the following recovery and amortization periods for these regulatory assets and (liabilities) have been approved by the respective state PSC or regulatory agency:
(a)AROs and other cost of removal obligations generally are recorded over the related property lives, which may range up to 53 years for Alabama Power, 60 years for Georgia Power, 55 years for Mississippi Power, and 80 years for Southern Company Gas. AROs and cost of removal obligations will be settled and trued up following completion of the related activities. Effective January 1, 2020, Georgia Power is recovering CCR AROs, including past under recovered costs and estimated annual compliance costs, over three-year periods ending December 31, 2022, 2023, and 2024 through its Environmental Compliance Cost Recovery (ECCR) tariff, as discussed further under "Georgia Power – Rate Plans" herein. See Note 6 for additional information on AROs.
(b)Recovered and amortized over the average remaining service period, which may range up to 13 years for Alabama Power, 13 years for Georgia Power, 14 years for Mississippi Power, and 13 years for Southern Company Gas. Southern Company's balances also include amounts at SCS and Southern Nuclear that are allocated to the applicable regulated utilities. See Note 11 for additional information.
(c)Alabama Power: Primarily represents the net book value of Plant Gorgas Units 8, 9, and 10 ($585 million at December 31, 2020). Being amortized over remaining periods not exceeding 17 years (through 2037).
Georgia Power: Net book values of Plant Hammond Units 1 through 4 and Plant Branch Units 2 through 4 (totaling $503 million at December 31, 2020) are being amortized over remaining periods of between two and 15 years (between 2022 and 2035) and the net book values of Plant McIntosh Unit 1 and Plant Mitchell Unit 3 (totaling $24 million at December 31, 2020) are being amortized through 2022.
Mississippi Power: Represents net book value associated with Plant Watson and Plant Greene County. The retail and wholesale portions totaling approximately $11 million and $13 million at December 31, 2020, respectively, are being amortized over a four-year period through 2024 and a 10-year period through 2030, respectively. See "Mississippi Power – Environmental Compliance Overview Plan" herein for additional information.
(d)Deferred income tax charges are recovered and deferred income tax credits are amortized over the related property lives, which may range up to 53 years for Alabama Power, 60 years for Georgia Power, 55 years for Mississippi Power, and 80 years for Southern Company Gas. See Note 10 for additional information. Included in the deferred income tax charges are amounts ($8 million, $9 million, and $1 million for Alabama Power, Georgia Power, and Mississippi Power, respectively, at December 31, 2020) for the retiree Medicare drug subsidy, which are being recovered and amortized through 2027, 2022, and 2024 for Alabama Power, Georgia Power, and Mississippi Power, respectively. As a result of the Tax Reform Legislation, these accounts include certain deferred income tax assets and liabilities not subject to normalization, as described further below:
Alabama Power: Related amounts are being recovered and amortized ratably over the related property lives.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
Georgia Power: Related amounts at December 31, 2020 include $145 million of deferred income tax assets related to CWIP for Plant Vogtle Units 3 and 4 and approximately $440 million of deferred income tax liabilities. The recovery of deferred income tax assets related to CWIP for Plant Vogtle Units 3 and 4 is expected to be determined in a future regulatory proceeding. Effective January 1, 2020, the deferred income tax liabilities are being amortized through 2022.
Mississippi Power: Related amounts at December 31, 2020 include $74 million of deferred income tax liabilities, consisting of the retail portion of $66 million being amortized over three years (through 2023) and the wholesale portion of $9 million being amortized over two years (through 2021). See "Mississippi Power – 2019 Base Rate Case" and " – Municipal and Rural Associations Tariff" herein for additional information.
Southern Company Gas: Related amounts at December 31, 2020 include $8 million of deferred income tax liabilities, which are being amortized through 2024. See "Southern Company Gas – Rate Proceedings" herein for additional information.
(e)Georgia Power is recovering $12 million annually for environmental remediation. Southern Company Gas' costs are recovered through environmental cost recovery mechanisms when the remediation work is performed. See Note 3 under "Environmental Remediation" for additional information.
(f)Recovered over either the remaining life of the original issue or, if refinanced, over the remaining life of the new issue. At December 31, 2020, the remaining amortization periods do not exceed 28 years for Alabama Power, 32 years for Georgia Power, eight years for Mississippi Power, and seven years for Southern Company Gas.
(g)Georgia Power is recovering approximately $213 million annually for storm damage. See "Georgia Power – Storm Damage Recovery" herein and Note 1 under "Storm Damage Reserves" for additional information.
(h)Recorded as earned by employees and recovered as paid, generally within one year. Includes both vacation and banked holiday pay, if applicable.
(i)Alabama Power: Balances are recorded monthly and expected to be recovered or returned within nine years. Recovery periods could change based on several factors including changes in cost estimates, load forecasts, and timing of rate adjustments. See "Alabama Power – Rate CNP PPA," " – Rate CNP Compliance," and " – Rate ECR" herein for additional information.
Georgia Power: Balances are recorded monthly and expected to be recovered or returned within two years. See "Georgia Power – Rate Plans" herein for additional information.
Mississippi Power: At December 31, 2020, $37 million is being amortized over a four-year period through March 2024 and the remaining $15 million is expected to be recovered through various rate recovery mechanisms over a period to be determined in future rate filings. See "Mississippi Power – Ad Valorem Tax Adjustment" herein for additional information.
Southern Company Gas: Balances are recorded and recovered or amortized over periods generally not exceeding five years. In addition to natural gas cost recovery mechanisms, the natural gas distribution utilities have various other cost recovery mechanisms for the recovery of costs, including those related to infrastructure replacement programs.
(j)Will be amortized concurrently with the effective date of Alabama Power's next depreciation study, which is expected to occur no later than 2023.
(k)Nuclear outage costs are deferred to a regulatory asset when incurred and amortized over a subsequent period of 18 months for Alabama Power and up to 24 months for Georgia Power. See Note 5 for additional information.
(l)Recovered over the remaining lives of the original debt issuances at acquisition, which range up to 18 years at December 31, 2020.
(m)Includes $62 million of regulatory assets and $12 million of regulatory liabilities at December 31, 2020. The retail portion includes $50 million of regulatory assets and $12 million of regulatory liabilities that are expected to be fully amortized by 2024 and 2023, respectively. The wholesale portion includes $12 million of regulatory assets that are expected to be fully amortized by 2029. See Note 3 under "Mississippi Power – Other Matters – Kemper County Energy Facility" for additional information.
(n)Represents the difference between Mississippi Power's revenue requirement for Plant Daniel Units 3 and 4 under purchase accounting and operating lease accounting, which is expected to be amortized over a period to be determined in future retail and wholesale rate filings.
(o)Except as otherwise noted, comprised of numerous immaterial components with remaining amortization periods generally not exceeding 23 years for Alabama Power, three years for Georgia Power, four years for Mississippi Power, and 20 years for Southern Company Gas at December 31, 2020. Balances at December 31, 2020 include deferred COVID-19 costs (except for Alabama Power), as discussed further under "Deferral of Incremental COVID-19 Costs" for each applicable Registrant herein. Balances for Georgia Power also include certain operations and maintenance costs associated with software and cloud computing projects for which the recovery period will be determined in its next base rate case.
(p)Amortized as related expenses are incurred. See "Alabama Power – Rate NDR" and "Mississippi Power – System Restoration Rider" herein for additional information.
(q)Primarily includes approximately $50 million and $53 million at December 31, 2020 and 2019, respectively, for Alabama Power and $110 million at December 31, 2019 for Georgia Power as a result of each company exceeding its allowed retail return range. Georgia Power's December 31, 2019 balance also includes approximately $105 million pursuant to the Georgia Power Tax Reform Settlement Agreement. Georgia Power's balances also include immaterial amounts related to refunds for transmission service customers. See "Alabama Power" and "Georgia Power – Rate Plans" herein for additional information.
(r)Comprised of numerous immaterial components with remaining amortization periods generally not exceeding 17 years for Alabama Power, 12 years for Georgia Power, three years for Mississippi Power, and 20 years for Southern Company Gas at December 31, 2020.
(s)Generally not earning a return as they are excluded from rate base or are offset in rate base by a corresponding asset or liability.
(t)Fuel-hedging assets and liabilities are recorded over the life of the underlying hedged purchase contracts. Upon final settlement, actual costs incurred are recovered through the applicable traditional electric operating company's fuel cost recovery mechanism. Purchase contracts generally do not exceed three and a half years for Alabama Power, three years for Georgia Power, and five years for Mississippi Power. Immaterial amounts at December 31, 2020 are included in other regulatory assets and liabilities.
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

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
Petition for Certificate of Convenience and Necessity
On August 14, 2020, the Alabama PSC issued its order regarding Alabama Power's September 2019 petition for a CCN, which authorized Alabama Power to (i) construct an approximately 720-MW combined cycle facility at Alabama Power's Plant Barry (Plant Barry Unit 8) that is expected to be placed in service by the end of 2023, (ii) complete the acquisition of the Central Alabama Generating Station, which occurred on August 31, 2020, (iii) purchase approximately 240 MWs of combined cycle generation under a long-term PPA, which began on September 1, 2020, and (iv) pursue up to approximately 200 MWs of cost-effective demand-side management and distributed energy resource programs. Alabama Power's petition for a CCN was predicated on the results of Alabama Power's 2019 IRP provided to the Alabama PSC, which identified an approximately 2,400-MW resource need for Alabama Power, driven by the need for additional winter reserve capacity. See Note 15 under "Alabama Power" for additional information on the acquisition of the Central Alabama Generating Station.
The Alabama PSC authorized the recovery of actual costs for the construction of Plant Barry Unit 8 up to 5% above the estimated in-service cost of $652 million. In so doing, it recognized the potential for developments that could cause the project costs to exceed the capped amount, in which case Alabama Power would provide documentation to the Alabama PSC to explain and justify potential recovery of the additional costs. At December 31, 2020, project expenditures associated with Plant Barry Unit 8 included in CWIP totaled approximately $66 million.
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
Energy Alabama, Gasp, Inc., and the Sierra Club filed requests for reconsideration and rehearing with the Alabama PSC, and, on December 10, 2020, the Alabama PSC issued an order denying the requests. On January 7, 2021, Energy Alabama and Gasp, Inc. filed judicial appeals regarding both the Alabama PSC's August 14, 2020 CCN order and the December 10, 2020 order denying reconsideration and rehearing.
Alabama Power expects to recover costs associated with Plant Barry Unit 8 pursuant to its Rate CNP New Plant. Alabama Power is recovering all costs associated with the Central Alabama Generating Station through the inclusion in Rate RSE of revenues from the existing power sales agreement and, on expiration of that agreement, expects to recover costs pursuant to Rate CNP New Plant. The recovery of costs associated with laws, regulations, and other such mandates directed at the utility industry are expected to be recovered through Rate CNP Compliance. Alabama Power expects to recover the capacity-related costs associated with the PPAs through its Rate CNP PPA. In addition, fuel and energy-related costs are expected to be recovered through Rate ECR. Any remaining costs associated with Plant Barry Unit 8 and the acquisition of the Central Alabama Generating Station are expected to be recovered through Rate RSE.
The ultimate outcome of these matters cannot be determined at this time.
Rate RSE
The Alabama PSC has adopted Rate RSE that provides for periodic annual adjustments based upon Alabama Power's projected weighted common equity return (WCER) compared to an allowable range. Rate RSE adjustments are based on forward-looking information for the applicable upcoming calendar year. Rate RSE adjustments for any two-year period, when averaged together, cannot exceed 4.0% and any annual adjustment is limited to 5.0%. When the projected WCER is under the allowed range, there is an adjusting point of 5.98% and eligibility for a performance-based adder of seven basis points, or 0.07%, to the WCER adjusting point if Alabama Power (i) has an "A" credit rating equivalent with at least one of the recognized rating agencies or (ii) is in the top one-third of a designated customer value benchmark survey. As initially designed, if Alabama Power's actual retail return was above the allowed WCER range, the excess would be refunded to customers unless otherwise directed by the Alabama PSC; however, there was no provision for additional customer billings should the actual retail return fall below the WCER range.
In 2018, the Alabama PSC approved modifications to Rate RSE and other commitments designed to position Alabama Power to address the growing pressure on its credit quality resulting from the Tax Reform Legislation, without increasing retail rates under Rate RSE in the near term. Alabama Power continues to reduce growth in total debt by increasing equity, with corresponding reductions in debt issuances, thereby de-leveraging its capital structure. Alabama Power's goal is to achieve an equity ratio of approximately 55% by the end of 2025. At December 31, 2020 and 2019, Alabama Power's equity ratio was approximately 51.6% and 50.3%, respectively.
The approved modifications to Rate RSE began for billings in January 2019. The modifications include reducing the top of the allowed WCER range from 6.21% to 6.15% and modifications to the refund mechanism applicable to prior year actual results that

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
allow Alabama Power to retain a portion of the revenue that causes the actual WCER for a given year to exceed the allowed range.
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
In conjunction with these modifications to Rate RSE, in 2018, Alabama Power consented to a moratorium on any upward adjustments under Rate RSE for 2019 and 2020 and to return $50 million to customers through bill credits in 2019. Retail rates under Rate RSE remained unchanged for 2019 and 2020.
Together with Rate RSE, Alabama Power has an established retail tariff that provides for an adjustment to customer billings to recognize the impact of a change in the statutory income tax rate. In accordance with this tariff, Alabama Power returned $267 million to retail customers through bill credits during 2018 as a result of the change in the federal income tax rate under the Tax Reform Legislation.
At December 31, 2018, Alabama Power's retail return exceeded the allowed WCER range, which resulted in Alabama Power establishing a regulatory liability of $109 million for Rate RSE refunds. In accordance with an Alabama PSC order issued in February 2019, Alabama Power applied $78 million to reduce the Rate ECR under recovered balance and the remaining $31 million was refunded to customers through bill credits starting in July 2019. At December 31, 2019 and 2020, Alabama Power's WCER exceeded 6.15%, resulting in Alabama Power establishing a current regulatory liability of $53 million and $50 million, respectively, for Rate RSE refunds. In April 2020, the regulatory liability at December 31, 2019 was refunded to customers through bill credits. The $50 million regulatory liability at December 31, 2020 will be refunded to customers through bill credits in April 2021.
During 2019, Alabama Power provided to the Alabama PSC and the Alabama Office of the Attorney General information related to the operation and utilization of Rate RSE, in accordance with the rules governing the operation of Rate RSE. During 2020, the Alabama PSC concluded that Rate RSE continues to fulfill its intended purposes and that no significant revisions are needed or warranted.
On December 1, 2020, Alabama Power made its required annual Rate RSE submission to the Alabama PSC of projected data for calendar year 2021, resulting in an increase of 4.09%, or approximately $228 million annually, that became effective for the billing month of January 2021.
Rate CNP New Plant
Rate CNP New Plant allows for recovery of Alabama Power's retail costs associated with newly developed or acquired certificated generating facilities placed into retail service. No adjustments to Rate CNP New Plant occurred during the period 2018 through 2020. See "Petition for Certificate of Convenience and Necessity" herein for additional information.
Rate CNP PPA
Rate CNP PPA allows for the recovery of Alabama Power's retail costs associated with certificated PPAs. Revenues for Rate CNP PPA, as recorded on the financial statements, are adjusted for differences in actual recoverable costs and amounts billed in current regulated rates. Accordingly, changes in the billing factor will have no significant effect on Southern Company's or Alabama Power's revenues or net income but will affect annual cash flow. No adjustments to Rate CNP PPA occurred during the period 2018 through 2020 and no adjustment is expected for 2021. At December 31, 2020 and 2019, Alabama Power had an under recovered Rate CNP PPA balance of $58 million and $40 million, respectively, which is included in other regulatory assets, deferred on the balance sheet.
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
Southern Company and Subsidiary Companies 2020 Annual Report
Accordingly, changes in the billing factor will have no significant effect on Southern Company's or Alabama Power's revenues or net income, but will affect annual cash flow. Changes in Rate CNP Compliance-related operations and maintenance expenses and depreciation generally will have no effect on net income.
In November 2018, 2019, and 2020, Alabama Power submitted calculations associated with its cost of complying with governmental mandates for the following calendar year, as provided under Rate CNP Compliance. The 2018 filing reflected a projected under recovered retail revenue requirement of approximately $205 million, which was recovered in the billing months of January 2019 through December 2019. The 2019 filing reflected a projected over recovered retail revenue requirement, which resulted in a rate decrease of approximately $68 million that became effective for the billing month of January 2020. The 2020 filing reflected a projected under recovered retail revenue requirement of approximately $59 million.
On December 1, 2020, the Alabama PSC issued a consent order that Alabama Power leave the 2020 Rate CNP Compliance factor in effect for 2021, with any prior year under collected amount deemed recovered before any current year amounts are recovered. Any remaining under recovered amount will be reflected in the 2021 filing.
At December 31, 2020, Alabama Power had an over recovered Rate CNP Compliance balance of $28 million included in other regulatory liabilities, current on the balance sheet. At December 31, 2019, Alabama Power had an over recovered Rate CNP Compliance balance of $62 million, of which $55 million is included in other regulatory liabilities, current and $7 million is included in other regulatory liabilities, deferred on the balance sheet.
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
As discussed herein under "Rate RSE," in accordance with an Alabama PSC order issued in February 2019, Alabama Power utilized $78 million of the 2018 Rate RSE refund liability to reduce the Rate ECR under recovered balance.
In December 2019, the Alabama PSC approved a decrease to Rate ECR from 2.353 cents per KWH to 2.160 cents per KWH, equal to 1.82%, or approximately $102 million annually, that became effective for the billing month of January 2020.
In October 2020, Alabama Power reduced its over-collected fuel balance by $94.3 million in accordance with an August 7, 2020 Alabama PSC order authorizing Alabama Power to reduce its over-collected fuel balance by $100 million and return that amount to customers in the form of bill credits, with any undistributed amount remaining in the regulatory liability for the benefit of customers.
On December 1, 2020, the Alabama PSC approved a decrease to Rate ECR from 2.160 cents per KWH to 1.960 cents per KWH, equal to 1.84%, or approximately $103 million annually, that became effective for the billing month of January 2021. The rate will adjust to 5.910 cents per KWH in January 2022 absent a further order from the Alabama PSC.
At December 31, 2020, Alabama Power's over recovered fuel costs totaled $18 million and is included in other regulatory liabilities, current on the balance sheet. At December 31, 2019, Alabama Power's over recovered fuel costs totaled $49 million, of which $32 million is included in other regulatory liabilities, current and $17 million is included in other regulatory liabilities, deferred on the balance sheet. These classifications are based on estimates, which include such factors as weather, generation availability, energy demand, and the price of energy. A change in any of these factors could have a significant impact on the timing of any recovery or return of fuel costs.
Tax Reform Accounting Order
In 2018, the Alabama PSC approved an accounting order that authorized Alabama Power to defer the benefits of federal excess deferred income taxes associated with the Tax Reform Legislation for the year ended December 31, 2018 as a regulatory liability and to use up to $30 million of such deferrals to offset under recovered amounts under Rate ECR. The final excess deferred tax liability for the year ended December 31, 2018 totaled approximately $69 million, of which $30 million was used to offset the

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
Rate ECR under recovered balance. In December 2019, the Alabama PSC issued an order authorizing Alabama Power to apply the remaining deferred balance of approximately $39 million to increase the balance in the NDR. See "Rate NDR" herein and Note 10 under "Current and Deferred Income Taxes" for additional information.
Software Accounting Order
In February 2019, the Alabama PSC approved an accounting order that authorizes Alabama Power to establish a regulatory asset for operations and maintenance costs associated with software implementation projects. The regulatory asset will be amortized ratably over the life of the related software. At December 31, 2020 and 2019, the regulatory asset balance totaled $17 million and $6 million, respectively, and is included in other deferred charges and assets on the balance sheet.
Plant Greene County
Alabama Power jointly owns Plant Greene County with an affiliate, Mississippi Power. See Note 5 under "Joint Ownership Agreements" for additional information. In December 2019, Mississippi Power updated its proposed RMP, originally filed in 2018 with the Mississippi PSC. The RMP proposed a four-year acceleration of the retirement of Plant Greene County Units 1 and 2 to the third quarter 2021 and the third quarter 2022, respectively. On December 17, 2020, the Mississippi PSC issued an order concluding the RMP docket and requiring Mississippi Power to incorporate into its 2021 IRP a schedule of early or anticipated retirement of 950 MWs of fossil-steam generation, which could include Plant Greene County, by year-end 2027 to reduce Mississippi Power's excess reserve margin. Mississippi Power's IRP is scheduled to be filed in April 2021.
Any proposed Plant Greene County unit retirements by Mississippi Power would require the completion of transmission and system reliability improvements, as well as agreement by Alabama Power. Alabama Power will continue to monitor the status of Mississippi Power's IRP and associated regulatory processes, as well as the transmission and system reliability improvements. Alabama Power will review all the facts and circumstances and will evaluate all of its alternatives prior to reaching a final determination on the ongoing operations of Plant Greene County. The ultimate outcome of this matter cannot be determined at this time.
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
The second component of the Rate NDR charge is intended to allow recovery of any existing deferred storm-related operations and maintenance costs and any future reserve deficits over a 24-month period. The Alabama PSC order gives Alabama Power authority to record a deficit balance in the NDR when costs of storm damage exceed any established reserve balance. Absent further Alabama PSC approval, the maximum total Rate NDR charge consisting of both components is $10 per month per non-residential customer account and $5 per month per residential customer account. Alabama Power has the authority, based on an order from the Alabama PSC, to accrue certain additional amounts as circumstances warrant. The order allows for reliability-related expenditures to be charged against the additional accruals when the NDR balance exceeds $75 million. Alabama Power may designate a portion of the NDR to reliability-related expenditures as a part of an annual budget process for the following year or during the current year for identified unbudgeted reliability-related expenditures that are incurred. Accruals that have not been designated can be used to offset storm charges. Additional accruals to the NDR enhance Alabama Power's ability to mitigate the financial effects of future natural disasters, promote system reliability, and offset costs retail customers would otherwise bear. Alabama Power made additional accruals of $100 million and $84 million in 2020 and 2019, respectively. There were no such accruals in 2018.
As discussed herein under "Tax Reform Accounting Order," in accordance with an Alabama PSC order issued in December 2019, Alabama Power also applied the remaining excess deferred income tax regulatory liability balance of approximately $39 million to increase the balance in the NDR, resulting in an accumulated balance of $150 million at December 31, 2019. Of this amount, Alabama Power designated $37 million to be applied to budgeted reliability-related expenditures for 2020, which was included in other regulatory liabilities, current and was utilized in 2020. The remaining NDR balance of $113 million was included in other regulatory liabilities, deferred on the balance sheet.
Alabama Power collected approximately $16 million annually in 2018 and 2019 through the reserve establishment charge. Effective with March 2020 billings, the reserve establishment charge was suspended and the reserve maintenance charge was

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
activated as a result of the NDR balance exceeding $75 million. Alabama Power collected approximately $5 million in 2020 and expects to collect $3 million annually beginning in 2021 unless the NDR balance falls below $50 million. During 2020, Alabama Power recorded $51 million and $67 million against the NDR for damages incurred to its transmission and distribution facilities from Hurricane Sally and Hurricane Zeta, respectively. The remaining balance of $77 million is included in other regulatory liabilities, deferred on the balance sheet.
As revenue from the Rate NDR charge is recognized, an equal amount of operations and maintenance expenses related to the NDR will also be recognized. As a result, the Rate NDR charge will not have an effect on net income but will impact operating cash flows.
Environmental Accounting Order
Based on an order from the Alabama PSC (Environmental Accounting Order), Alabama Power is authorized to establish a regulatory asset to record the unrecovered investment costs, including the unrecovered plant asset balance and the unrecovered costs associated with site removal and closure associated with future unit retirements caused by environmental regulations. The regulatory asset is amortized and recovered over the affected unit's remaining useful life, as established prior to the decision regarding early retirement, through Rate CNP Compliance.
Georgia Power
Georgia Power's revenues from regulated retail operations are collected through various rate mechanisms subject to the oversight of the Georgia PSC. Georgia Power currently recovers its costs from the regulated retail business through the 2019 ARP, which includes traditional base tariffs, Demand-Side Management (DSM) tariffs, the Environmental Compliance Cost Recovery (ECCR) tariff, and Municipal Franchise Fee (MFF) tariffs. In addition, financing costs on certified construction costs of Plant Vogtle Units 3 and 4 are being collected through the NCCR tariff and fuel costs are collected through a fuel cost recovery tariff, both under separate regulatory proceedings.
As approved by the Georgia PSC in the seventeenth VCM proceeding, prior to the expected in-service date of Plant Vogtle Unit 3, Georgia Power expects to file a request to adjust retail base rates to include the portion of costs related to Plant Vogtle Unit 3 and common facilities that were deemed prudent in a previous stipulated agreement. As costs are included in retail base rates, the related financing costs will no longer be recovered through the NCCR tariff. See "Nuclear Construction" herein for additional information on Plant Vogtle Units 3 and 4.
Rate Plans
2019 ARP
In December 2019, the Georgia PSC voted to approve the 2019 ARP, under which Georgia Power increased its rates on January 1, 2020. On December 15, 2020, the Georgia PSC approved tariff adjustments effective January 1, 2021. Details of tariff adjustments are provided in the table below:

Tariff	2020	2021
	(in millions)
Traditional base	$—	$120
ECCR(*)	318	2
DSM	12	(15)
MFF	12	4
Total	$342	$111
(*)    Effective January 1, 2020, CCR AROs are being recovered through the ECCR tariff.
In July 2019, the Georgia PSC voted to approve Georgia Power's modified triennial IRP (Georgia Power 2019 IRP), including Georgia Power's proposed environmental compliance strategy associated with ash pond and certain landfill closures and post-closure care in compliance with the CCR Rule and the related state rule. In the 2019 ARP, the Georgia PSC approved recovery of the estimated under recovered balance of these compliance costs at December 31, 2019 over a three-year period ending December 31, 2022 and recovery of estimated compliance costs for 2020, 2021, and 2022 over three-year periods ending December 31, 2022, 2023, and 2024, respectively, with recovery of construction contingency beginning in the year following actual expenditure. The ECCR tariff is expected to be revised for actual expenditures and updated estimates through future annual compliance filings. On February 4, 2020, the Georgia PSC denied a motion for reconsideration filed by the Sierra Club regarding the Georgia PSC's

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
decision in the 2019 ARP allowing Georgia Power to recover compliance costs for CCR AROs, and, on December 7, 2020, the Superior Court of Fulton County affirmed the decision of the Georgia PSC. On January 5, 2021, the Sierra Club filed a notice of appeal with the Georgia Court of Appeals. The ultimate outcome of this matter cannot be determined at this time. See Note 6 for additional information regarding Georgia Power's AROs.
Under the 2019 ARP, Georgia Power's retail ROE is set at 10.50%, and earnings will be evaluated against a retail ROE range of 9.50% to 12.00%. Any retail earnings above 12.00% will be shared, with 40% being applied to reduce regulatory assets, 40% directly refunded to customers, and the remaining 20% retained by Georgia Power. There will be no recovery of any earnings shortfall below 9.50% on an actual basis. However, if at any time during the term of the 2019 ARP, Georgia Power projects that its retail earnings will be below 9.50% for any calendar year, it could petition the Georgia PSC for implementation of the Interim Cost Recovery (ICR) tariff to adjust Georgia Power's retail rates to achieve a 9.50% ROE. The Georgia PSC would have 90 days to rule on Georgia Power's request. The ICR tariff would expire at the earlier of January 1, 2023 or the end of the calendar year in which the ICR tariff becomes effective. In lieu of requesting implementation of an ICR tariff, or if the Georgia PSC chooses not to implement the ICR tariff, Georgia Power may file a full rate case. In 2020, Georgia Power's retail ROE was within the allowed retail ROE range.
Additionally, under the 2019 ARP and pursuant to the sharing mechanism approved in the 2013 ARP whereby two-thirds of any earnings above the top of the allowed ROE range are shared with Georgia Power's customers, (i) Georgia Power used 50% (approximately $50 million) of the customer share of earnings above the band in 2018 to reduce regulatory assets and refunded 50% (approximately $50 million) to customers in 2020 and (ii) Georgia Power agreed to forego its share of 2019 earnings in excess of the earnings band so 50% (approximately $60 million) of all earnings over the 2019 band were refunded to customers in 2020 and 50% (approximately $60 million) were used to reduce regulatory assets.
Except as provided above, Georgia Power will not file for a general base rate increase while the 2019 ARP is in effect. Georgia Power is required to file a general base rate case by July 1, 2022, in response to which the Georgia PSC would be expected to determine whether the 2019 ARP should be continued, modified, or discontinued.
2013 ARP
Under the 2013 ARP, there were no changes to Georgia Power's traditional base tariffs, ECCR tariff, DSM tariffs, or MFF tariffs in 2019. Georgia Power's retail ROE under the 2013 ARP was set at 10.95% and earnings were evaluated against a retail ROE range of 10.00% to 12.00%. Two-thirds of any earnings above 12.00% were to be directly refunded to customers, with the remaining one-third retained by Georgia Power. In 2019 and 2018, Georgia Power's retail ROE exceeded 12.00% and, under the modified sharing mechanism pursuant to the 2019 ARP, Georgia Power reduced regulatory assets by a total of approximately $110 million and accrued refunds for retail customers of a total of approximately $110 million. In June 2020 and October 2020, Georgia Power issued bill credits to retail customers of approximately $50 million and $60 million, respectively, related to the excess retail earnings in 2018 and 2019, respectively. See "2019 ARP" herein for additional information.
Deferral of Incremental COVID-19 Costs
On April 7, 2020 and June 2, 2020, in response to the COVID-19 pandemic, the Georgia PSC approved orders directing Georgia Power to continue its previous, voluntary suspension of customer disconnections through July 14, 2020 and to defer the resulting incremental bad debt as a regulatory asset. On June 16, 2020 and July 7, 2020, the Georgia PSC approved orders establishing a methodology for identifying incremental bad debt and allowing the deferral of other incremental costs associated with the COVID-19 pandemic. The period over which such costs will be recovered is expected to be determined in Georgia Power's next base rate case. At December 31, 2020, the incremental costs deferred totaled approximately $38 million. The ultimate outcome of this matter cannot be determined at this time.
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
Georgia Power's over recovered fuel balance totaled $113 million at December 31, 2020 and is included in other current liabilities on Southern Company's balance sheets and over recovered fuel clause revenues on Georgia Power's balance sheets. At

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
December 31, 2019, Georgia Power's over recovered fuel balance totaled $73 million and is included in other deferred credits and liabilities on Southern Company's and Georgia Power's balance sheets.
Georgia Power's fuel cost recovery mechanism includes costs associated with a natural gas hedging program, as revised and approved by the Georgia PSC, allowing the use of an array of derivative instruments within a 36-month time horizon.
Fuel cost recovery revenues as recorded on the financial statements are adjusted for differences in actual recoverable fuel costs and amounts billed in current regulated rates. Accordingly, changes in the billing factor will not have a significant effect on Southern Company's or Georgia Power's revenues or net income but will affect operating cash flows.
Storm Damage Recovery
Georgia Power defers and recovers certain costs related to damages from major storms as mandated by the Georgia PSC. Beginning January 1, 2020, Georgia Power is recovering $213 million annually under the 2019 ARP. At December 31, 2020 and 2019, the balance in the regulatory asset related to storm damage was $262 million and $410 million, respectively, with $213 million for each year included in other regulatory assets, current on Southern Company's balance sheets and regulatory assets – storm damage on Georgia Power's balance sheets and $49 million and $197 million, respectively, included in other regulatory assets, deferred on Southern Company's and Georgia Power's balance sheets. During October 2020, Tropical Storm Zeta caused significant damage to Georgia Power's transmission and distribution facilities. The incremental restoration costs related to this tropical storm deferred in the regulatory asset for storm damage totaled approximately $50 million. The rate of storm damage cost recovery is expected to be adjusted in future regulatory proceedings as necessary. As a result of this regulatory treatment, costs related to storms are not expected to have a material impact on Southern Company's or Georgia Power's financial statements.
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
In connection with the EPC Contractor's bankruptcy filing in March 2017, Georgia Power, acting for itself and as agent for the other Vogtle Owners, entered into several transitional arrangements to allow construction to continue. In July 2017, Georgia Power, acting for itself and as agent for the other Vogtle Owners, entered into the Vogtle Services Agreement, whereby Westinghouse provides facility design and engineering services, procurement and technical support, and staff augmentation on a time and materials cost basis. The Vogtle Services Agreement provides that it will continue until the start-up and testing of Plant Vogtle Units 3 and 4 are complete and electricity is generated and sold from both units. The Vogtle Services Agreement is terminable by the Vogtle Owners upon 30 days' written notice.
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
Southern Company and Subsidiary Companies 2020 Annual Report
Cost and Schedule
Georgia Power's approximate proportionate share of the remaining estimated capital cost to complete Plant Vogtle Units 3 and 4 by the expected in-service dates of November 2021 and November 2022, respectively, is as follows:

(in billions)
Base project capital cost forecast(a)(b)	$8.5
Construction contingency estimate	0.2
Total project capital cost forecast(a)(b)	8.7
Net investment as of December 31, 2020(b)	(7.2)
Remaining estimate to complete(a)	$1.5
(a)Excludes financing costs expected to be capitalized through AFUDC of approximately $246 million, of which $93 million had been accrued through December 31, 2020.
(b)Net of $1.7 billion received from Toshiba under the Guarantee Settlement Agreement and approximately $188 million in related customer refunds.
Georgia Power estimates that its financing costs for construction of Plant Vogtle Units 3 and 4 will total approximately $3.0 billion, of which $2.6 billion had been incurred through December 31, 2020.
As part of its ongoing processes, Southern Nuclear continues to evaluate cost and schedule forecasts on a regular basis to incorporate current information available, particularly in the areas of engineering support, commodity installation, system turnovers and related test results, and workforce statistics. Southern Nuclear has established aggressive target values for monthly construction production and system turnover activities as part of a strategy that was designed to maintain margin to the regulatory-approved in-service dates of November 2021 for Unit 3 and November 2022 for Unit 4.
As of June 30, 2020, assignments of contingency exceeded the remaining balance of the $366 million construction contingency originally established in the second quarter 2018 by approximately $34 million and Georgia Power established $115 million of additional construction contingency. During the third and fourth quarters 2020, this construction contingency, plus an additional $5 million, was fully assigned to the base capital cost forecast. Assignment of contingency during 2020 addressed cost risks related to construction productivity, including the April 2020 reduction in workforce designed to mitigate impacts of the COVID-19 pandemic described below; other COVID-19 impacts; craft labor incentives; additional resources for supervision, field support, project management, initial test program, start-up, engineering support, and operations and maintenance support; subcontracts; and procurement, among other factors. These factors continue to represent further potential cost risk to the project; therefore, Georgia Power established $171 million of additional construction contingency as of December 31, 2020.
After considering the significant level of uncertainty that exists regarding the future recoverability of these costs since the ultimate outcome of these matters is subject to the outcome of future assessments by management, as well as Georgia PSC decisions in future regulatory proceedings, Georgia Power recorded total pre-tax charges to income of $149 million ($111 million after tax) and $176 million ($131 million after tax) for the increases in the total project capital cost forecast as of June 30, 2020 and December 31, 2020, respectively. As and when these amounts are spent, Georgia Power may request the Georgia PSC to evaluate those expenditures for rate recovery.
In mid-March 2020, Southern Nuclear began implementing policies and procedures designed to mitigate the risk of transmission of COVID-19 at the construction site, including worker distancing measures, isolating individuals who have tested positive for COVID-19, are showing symptoms consistent with COVID-19, are being tested for COVID-19, or have been in close contact with such persons, requiring self-quarantine, and adopting additional precautionary measures. In April 2020, Georgia Power, acting for itself and as agent for the other Vogtle Owners, announced a reduction in workforce at Plant Vogtle Units 3 and 4 and began reducing the then-existing site workforce by approximately 20%. This reduction in workforce was a mitigation action intended to address the impact of the COVID-19 pandemic on the Plant Vogtle Units 3 and 4 workforce and construction site, including challenges with labor productivity that were exacerbated by the impact of the COVID-19 pandemic, by increasing productivity of the remaining workforce and reducing workforce fatigue and absenteeism. Further, it was also intended to allow for increased social distancing by the workforce and facilitate compliance with the recommendations from the Centers for Disease Control and Prevention. The April 2020 workforce reduction did reduce absenteeism, providing an improvement in operational efficiency and allowing for increased social distancing. Since April 2020, the number of active cases at the site has fluctuated and has continued to impact productivity levels and pace of activity completion.
The lower productivity levels and slower pace of activity completion contributed to a backlog to the aggressive site work plan established at the beginning of 2020. To address these issues, in July 2020, Southern Nuclear updated its aggressive site work plan for both Unit 3 and Unit 4; however, through October 2020, the project continued to face challenges in meeting the updated

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
aggressive site work plan targets including, but not limited to, overall construction and subcontractor labor productivity, resulting in further extension of certain milestone dates in the aggressive site work plan. From November 2020 through January 2021, the number of active COVID-19 cases at the site increased significantly, consistent with a national rise in cases, which further impacted productivity and the pace of activity completion. In addition, and exacerbated by this rise in COVID-19 cases, the project continues to face challenges including, but not limited to, higher than expected absenteeism; overall construction and subcontractor labor productivity; system turnover and testing activities; and electrical equipment and commodity installation.
As a result of these factors, overall production levels were not achieved at the levels anticipated, contributing to the December 31, 2020 allocation of construction contingency and increase in total project capital cost forecast described previously. Georgia Power estimates the productivity impacts of the COVID-19 pandemic have consumed approximately three to four months of schedule margin previously embedded in the site work plan for Unit 3 and Unit 4. Also, after considering these factors, Southern Nuclear has further extended certain milestone dates, including the start of hot functional testing and fuel load for Unit 3, from those established in October 2020. These updated milestone dates are expected to support the regulatory-approved in-service dates of November 2021 and November 2022 for Units 3 and 4, respectively. With minimal schedule margin remaining, the Unit 3 schedule is challenged, and any further extension of the hot functional testing or fuel load milestones, or other delays from the challenges described below, could impact the ability to achieve the November 2021 in-service date. As Unit 3 approaches hot functional testing, achievement of the extended milestone dates for Unit 3 primarily depends on improvements in the pace of work package completion and system turnovers, as well as the level of any required construction remediation work. Achievement of the extended milestone dates for Unit 4 primarily depends on overall construction productivity and production levels significantly improving as well as appropriate levels of craft laborers, particularly electrical and pipefitter craft labor, being added and maintained.
In addition, the continuing effects of the COVID-19 pandemic could further disrupt or delay construction and testing activities at Plant Vogtle Units 3 and 4. Georgia Power's proportionate share of the estimated incremental cost associated with COVID-19 mitigation actions and impacts on construction productivity is currently estimated to be between $150 million and $190 million and is included in the total project capital cost. As described previously, estimated costs associated with near-term COVID-19 mitigation actions and related impacts on construction productivity were included in the additional contingency established as of December 31, 2020.
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
There have been technical and procedural challenges to the construction and licensing of Plant Vogtle Units 3 and 4 at the federal and state level and additional challenges may arise. Processes are in place that are designed to assure compliance with the requirements specified in the Westinghouse Design Control Document and the combined construction and operating licenses, including inspections by Southern Nuclear and the NRC that occur throughout construction. Findings resulting from such inspections could require additional remediation and/or further NRC oversight. In addition, certain license amendment requests have been filed and approved or are pending before the NRC. On August 10, 2020, the Atomic Safety and Licensing Board rejected the Blue Ridge Environmental Defense League's (BREDL) May 11, 2020 petition challenging a license amendment request. The staff of the NRC has issued the requested amendment to the combined construction and operating license for Plant Vogtle Unit 3. BREDL appealed the Atomic Safety and Licensing Board decision to the NRC, which the NRC denied on December 22, 2020. BREDL also filed a motion to reopen the proceeding and submitted an amended contention on December 7, 2020, which is pending before the NRC.
In September 2020, Southern Nuclear notified the NRC of its intent to load fuel for Unit 3 in 2021. Various design and other licensing-based compliance matters, including the timely submittal by Southern Nuclear of the ITAAC documentation for each unit and the related reviews and approvals by the NRC necessary to support NRC authorization to load fuel, may arise, which may result in additional license amendments or require other resolution. If any license amendment requests or other licensing-based compliance issues, including inspections and ITAACs, are not resolved in a timely manner, there may be delays in the project schedule that could result in increased costs.
The ultimate outcome of these matters cannot be determined at this time. However, any schedule extension beyond the regulatory-approved in-service dates is currently estimated to result in additional base capital costs for Georgia Power of approximately $25

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
million per month for Unit 3 and approximately $15 million per month for Unit 4, as well as the related AFUDC. While Georgia Power is not precluded from seeking recovery of any future capital cost forecast increase, management will ultimately determine whether or not to seek recovery. Any further changes to the capital cost forecast that are not expected to be recoverable through regulated rates will be required to be charged to income and such charges could be material.
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
Southern Company and Subsidiary Companies 2020 Annual Report
The ultimate outcome of these matters cannot be determined at this time.
Regulatory Matters
In 2009, the Georgia PSC voted to certify construction of Plant Vogtle Units 3 and 4 with a certified capital cost of $4.418 billion. In addition, in 2009 the Georgia PSC approved inclusion of the Plant Vogtle Units 3 and 4 related CWIP accounts in rate base, and the State of Georgia enacted the Georgia Nuclear Energy Financing Act, which allows Georgia Power to recover financing costs for Plant Vogtle Units 3 and 4. Financing costs are recovered on all applicable certified costs through annual adjustments to the NCCR tariff up to the certified capital cost of $4.418 billion. At December 31, 2020, Georgia Power had recovered approximately $2.5 billion of financing costs. Financing costs related to capital costs above $4.418 billion are being recognized through AFUDC and are expected to be recovered through retail rates over the life of Plant Vogtle Units 3 and 4; however, Georgia Power will not record AFUDC related to any capital costs in excess of the total deemed reasonable by the Georgia PSC (currently $7.3 billion) and not requested for rate recovery. On November 3, 2020, the Georgia PSC approved Georgia Power's request to decrease the NCCR tariff by $142 million annually, effective January 1, 2021.
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
In 2016, the Georgia PSC voted to approve a settlement agreement (Vogtle Cost Settlement Agreement) resolving certain prudency matters in connection with the fifteenth VCM report. In December 2017, the Georgia PSC voted to approve (and issued its related order on January 11, 2018) Georgia Power's seventeenth VCM report and modified the Vogtle Cost Settlement Agreement. The Vogtle Cost Settlement Agreement, as modified by the January 11, 2018 order, resolved the following regulatory matters related to Plant Vogtle Units 3 and 4: (i) none of the $3.3 billion of costs incurred through December 31, 2015 and reflected in the fourteenth VCM report should be disallowed from rate base on the basis of imprudence; (ii) the Contractor Settlement Agreement was reasonable and prudent and none of the $0.3 billion paid pursuant to the Contractor Settlement Agreement should be disallowed from rate base on the basis of imprudence; (iii) (a) capital costs incurred up to $5.68 billion would be presumed to be reasonable and prudent with the burden of proof on any party challenging such costs, (b) Georgia Power would have the burden to show that any capital costs above $5.68 billion were prudent, and (c) a revised capital cost forecast of $7.3 billion (after reflecting the impact of payments received under the Guarantee Settlement Agreement and related customer refunds) was found reasonable; (iv) construction of Plant Vogtle Units 3 and 4 should be completed, with Southern Nuclear serving as project manager and Bechtel as primary contractor; (v) approved and deemed reasonable Georgia Power's revised schedule placing Plant Vogtle Units 3 and 4 in service in November 2021 and November 2022, respectively; (vi) confirmed that the revised cost forecast does not represent a cost cap and that prudence decisions on cost recovery will be made at a later date, consistent with applicable Georgia law; (vii) reduced the ROE used to calculate the NCCR tariff (a) from 10.95% (the ROE rate setting point authorized by the Georgia PSC in the 2013 ARP) to 10.00% effective January 1, 2016, (b) from 10.00% to 8.30%, effective January 1, 2020, and (c) from 8.30% to 5.30%, effective January 1, 2021 (provided that the ROE in no case will be less than Georgia Power's average cost of long-term debt); (viii) reduced the ROE used for AFUDC equity for Plant Vogtle Units 3 and 4 from 10.00% to Georgia Power's average cost of long-term debt, effective January 1, 2018; and (ix) agreed that upon Unit 3 reaching commercial operation, retail base rates would be adjusted to include the costs related to Unit 3 and common facilities deemed prudent in the Vogtle Cost Settlement Agreement. The January 11, 2018 order also stated that if Plant Vogtle Units 3 and 4 are not commercially operational by June 1, 2021 and June 1, 2022, respectively, the ROE used to calculate the NCCR tariff will be further reduced by 10 basis points each month (but not lower than Georgia Power's average cost of long-term debt) until the respective Unit is commercially operational. The ROE reductions negatively impacted earnings by approximately $150 million, $75 million, and $100 million in 2020, 2019, and 2018, respectively, and are estimated to have negative earnings impacts of approximately $260 million and $200 million in 2021 and 2022, respectively. In its January 11, 2018 order, the Georgia PSC also stated if other conditions change and assumptions upon which Georgia Power's seventeenth VCM report are based do not materialize, the Georgia PSC reserved the right to reconsider the decision to continue construction.
In 2018, Georgia Interfaith Power & Light, Inc., Partnership for Southern Equity, Inc., and Georgia Watch filed petitions in Fulton County Superior Court seeking judicial review of the Georgia PSC's January 11, 2018 order. The petitions were dismissed by the Fulton County Superior Court and later remanded by the Georgia Court of Appeals. The Fulton County Superior Court issued another order dismissing the petitions and, in August 2020, the petitioners withdrew their notice of appeal. This matter is now concluded.
The Georgia PSC has approved 23 VCM reports covering periods through June 30, 2020, including total construction capital costs incurred through that date of $8.1 billion (before $1.7 billion of payments received under the Guarantee Settlement Agreement

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
and approximately $188 million in related customer refunds). The Georgia PSC's order approving the twenty-third VCM report also instructed Georgia Power and the staff of the Georgia PSC to develop a mutually-agreeable recommendation to the Georgia PSC by the end of March 2021 regarding the procedure for and the timing, form, and substance of the rate adjustment filing related to the Unit 3 and common facility costs. Georgia Power expects to file its twenty-fourth VCM report with the Georgia PSC on February 18, 2021, covering the period from July 1, 2020 through December 31, 2020, requesting approval of $670 million of construction capital costs incurred during that period.
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
Additionally, the Mississippi Power Rate Case Settlement Agreement: (i) established common amortization periods of four years for regulatory assets and three years for regulatory liabilities included in the approved revenue requirement, including those related to unprotected deferred income taxes; (ii) established new depreciation rates reflecting an annual increase in depreciation of approximately $10 million; and (iii) excluded certain compensation costs totaling approximately $3.9 million. It also eliminated separate rates for costs associated with Plant Ratcliffe and energy efficiency initiatives and includes such costs in the PEP, ECO Plan, and ad valorem tax adjustment factor, as applicable. In accordance with the previous order of the Mississippi PSC suspending the operation of PEP and the ECO Plan for 2018 through 2020, Mississippi Power submitted its 2021 ECO Plan filing on February 12, 2021 and plans to submit its 2021 PEP filing in March 2021.
Performance Evaluation Plan
Mississippi Power's retail base rates generally are set under the PEP, a rate plan approved by the Mississippi PSC. In recognition that Mississippi Power's long-term financial success is dependent upon how well it satisfies its customers' needs, PEP includes performance indicators that directly tie customer service indicators to Mississippi Power's allowed ROE. PEP measures Mississippi Power's performance on a 10-point scale as a weighted average of results in three areas: average customer price, as compared to prices of other regional utilities (weighted at 40%); service reliability, measured in percentage of time customers had electric service (40%); and customer satisfaction, measured in a survey of residential customers (20%). Typically, two PEP filings are made for each calendar year: the PEP projected filing and the PEP lookback filing. On July 24, 2020, the Mississippi PSC approved Mississippi Power's revisions to the PEP compliance rate clause as agreed to in the Mississippi Power Rate Case Settlement Agreement. These revisions include, among other things, changing the filing date for the annual PEP rate projected filing from November of the immediately preceding year to March of the current year, utilizing a historic test year adjusted for "known and measurable" changes, using discounted cash flow and regression formulas to determine base ROE, and moving all embedded ad valorem property taxes currently collected in PEP to the ad valorem tax adjustment clause. The PEP lookback filing will continue to be filed after the end of the year and allows for review of the actual revenue requirement.
In 2018, Mississippi Power revised its annual projected PEP filing for 2018 to reflect the impacts of the Tax Reform Legislation. The revised filing requested an increase of $26 million in annual revenues, based on a performance adjusted ROE of 9.33% and an increased equity ratio of 50%. Mississippi Power and the MPUS entered into a settlement agreement, which was approved by the Mississippi PSC, with respect to the 2018 PEP filing and all unresolved PEP filings for prior years (2018 PEP Settlement Agreement). Rates under the 2018 PEP Settlement Agreement became effective with the first billing cycle of September 2018. The 2018 PEP Settlement Agreement provided for an increase of approximately $21.6 million in annual base retail revenues, which excluded certain compensation costs contested by the MPUS, as well as approximately $2 million subsequently approved

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
for recovery through the 2018 Energy Efficiency Cost Rider. Under the 2018 PEP Settlement Agreement, Mississippi Power deferred a portion of the contested compensation costs for 2018 and 2019 as a regulatory asset totaling $4 million, which was included in other regulatory assets, deferred on the balance sheet at December 31, 2019. These costs are being recovered over a four-year period through March 2024 as approved in the Mississippi Power Rate Case Settlement Agreement.
Pursuant to the 2018 PEP Settlement Agreement, Mississippi Power's performance-adjusted allowed ROE was 9.31% and its allowed equity ratio was capped at 51%, pending further review by the Mississippi PSC. In lieu of the requested equity ratio increase, Mississippi Power retained $44 million of excess accumulated deferred income taxes resulting from the Tax Reform Legislation. The Mississippi Power Rate Case Settlement Agreement set amortization periods for the excess accumulated deferred income taxes, as discussed under "2019 Base Rate Case" herein.
Pursuant to the 2018 PEP Settlement Agreement, Mississippi Power was not required to make any PEP filings for regulatory years 2018, 2019, and 2020. Mississippi Power plans to submit its 2021 PEP filing in March 2021. The ultimate outcome of this matter cannot be determined at this time.
Operations Review
In 2018, the Mississippi PSC began an operations review of Mississippi Power. The review includes, but is not limited to, a comparative analysis of its costs, its cost recovery framework, and ways in which it may streamline management operations for the reasonable benefit of ratepayers. The ultimate outcome of this matter cannot be determined at this time.
Reserve Margin Plan
In December 2019, Mississippi Power updated its proposed RMP, originally filed in 2018, as required by the Mississippi PSC. In 2018, Mississippi Power had proposed alternatives to reduce its reserve margin and lower or avoid operating costs, with the most economic alternatives being the two-year and seven-year acceleration of the retirement of Plant Watson Units 4 and 5, respectively, to the first quarter 2022 and the four-year acceleration of the retirement of Plant Greene County Units 1 and 2 to the third quarter 2021 and the third quarter 2022, respectively. The December 2019 update noted that Plant Daniel Units 1 and 2 currently have long-term economics similar to Plant Watson Unit 5. The Plant Greene County unit retirements would require the completion by Alabama Power of transmission and system reliability improvements, as well as agreement by Alabama Power.
On December 17, 2020, the Mississippi PSC issued an order concluding the RMP docket and requiring Mississippi Power to incorporate into its 2021 IRP a schedule of early or anticipated retirement of 950 MWs of fossil-steam generation by year-end 2027 to reduce Mississippi Power's excess reserve margin. The order stated that Mississippi Power will be allowed to defer any retirement-related costs as regulatory assets for future recovery. Mississippi Power's IRP is scheduled to be filed in April 2021.
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
In 2018, the Mississippi PSC approved an annual increase in revenues related to the ECO Plan of approximately $17 million, effective with the first billing cycle for September 2018. This increase represented the maximum 2% annual increase in revenues and primarily related to the carryforward from the prior year. The increase was the result of Mississippi PSC approval of an agreement between Mississippi Power and the MPUS to settle the 2018 ECO Plan filing (ECO Settlement Agreement) and was sufficient to recover costs through 2019, including remaining amounts deferred from prior years along with the related carrying costs. In accordance with the ECO Settlement Agreement, Mississippi Power was not required to make any ECO Plan filings for 2018, 2019, and 2020, and any necessary adjustments were reflected in Mississippi Power's 2019 base rate case. The ECO Settlement Agreement contains the same terms as the 2018 PEP Settlement Agreement described herein with respect to allowed ROE and equity ratio.
In October 2019, the Mississippi PSC approved Mississippi Power's July 2019 request for a CPCN to complete certain environmental compliance projects, primarily associated with the Plant Daniel coal units co-owned 50% with Gulf Power. The total estimated cost is approximately $125 million, with Mississippi Power's share of approximately $66 million being proposed for recovery through its ECO Plan. Approximately $17 million of Mississippi Power's share is associated with ash pond closure and is reflected in Mississippi Power's ARO liabilities. See Note 6 for additional information on AROs and Note 3 under "Other Matters – Mississippi Power" for additional information on Gulf Power's ownership in Plant Daniel.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
On February 12, 2021, Mississippi Power submitted its ECO Plan filing for 2021, which requested an annual decrease in revenues of approximately $9 million primarily due to a change in the amortization periods of certain regulatory assets and liabilities. The ultimate outcome of this matter cannot be determined at this time.
Fuel Cost Recovery
Mississippi Power annually establishes and is required to file for an adjustment to the retail fuel cost recovery factor that is approved by the Mississippi PSC. The Mississippi PSC approved an increase of $39 million effective February 2018, decreases of $35 million and $24 million effective in February 2019 and 2020, respectively, and an increase of $2 million effective in February 2021. At December 31, 2020 and 2019, over recovered retail fuel costs totaled approximately $24 million and $23 million, respectively, and were included in other current liabilities on Southern Company's balance sheets and over recovered regulatory clause liabilities on Mississippi Power's balance sheets.
Mississippi Power has wholesale MRA and Market Based (MB) fuel cost recovery factors. Effective with the first billing cycles for January 2019, 2020, and 2021, annual revenues under the wholesale MRA fuel rate increased $16 million, increased $1 million, and decreased $5 million, respectively. The wholesale MB fuel rate did not change materially in any period presented. At December 31, 2020 and 2019, over recovered wholesale fuel costs totaled approximately $10 million and $6 million, respectively, and were included in other current liabilities on Southern Company's balance sheets and over recovered regulatory clause liabilities on Mississippi Power's balance sheets.
Mississippi Power's operating revenues are adjusted for differences in actual recoverable fuel cost and amounts billed in accordance with the currently approved cost recovery rate. Accordingly, changes in the billing factor should have no significant effect on Mississippi Power's revenues or net income but will affect operating cash flows.
Ad Valorem Tax Adjustment
Mississippi Power establishes annually an ad valorem tax adjustment factor that is approved by the Mississippi PSC to collect the ad valorem taxes paid by Mississippi Power. In 2020, 2019, and 2018, the annual revenues collected through the ad valorem tax adjustment factor increased by $10 million, decreased by $2 million, and increased by $7 million, respectively. On February 12, 2021, Mississippi Power submitted its ad valorem tax adjustment factor filing for 2021, which requested an annual increase in revenues of approximately $28 million, primarily due to higher ad valorem taxes and inclusion of the ad valorem taxes previously recovered in PEP in accordance with the Mississippi Power Rate Case Settlement Agreement. The ultimate outcome of this matter cannot be determined at this time.
System Restoration Rider
Mississippi Power carries insurance for the cost of certain types of damage to generation plants and general property. However, Mississippi Power is self-insured for the cost of storm, fire, and other uninsured casualty damage to its property, including transmission and distribution facilities. As permitted by the Mississippi PSC and the FERC, Mississippi Power accrues for the cost of such damage through an annual expense accrual which is credited to regulatory liability accounts for the retail and wholesale jurisdictions. The cost of repairing actual damage resulting from such events that individually exceed $50,000 is charged to the reserve. Every three years the Mississippi PSC, the MPUS, and Mississippi Power agree on SRR revenue level(s) for the ensuing period, based on historical data, expected exposure, type and amount of insurance coverage, excluding insurance cost, and any other relevant information. The accrual amount and the reserve balance are determined based on the SRR revenue level(s). If a significant change in circumstances occurs, then the SRR revenue level can be adjusted more frequently if Mississippi Power, the MPUS, and the Mississippi PSC deem the change appropriate. The property damage reserve accrual will be the difference between the approved SRR revenues and the SRR revenue requirement. In addition, SRR allows Mississippi Power to set up a regulatory asset, pending review, if the allowable actual retail property damage costs exceed the amount in the retail property damage reserve. The SRR rate was zero for all years presented.
On October 28, 2020, Hurricane Zeta hit the Gulf Coast of Mississippi causing major damage to Mississippi Power's transmission and distribution infrastructure and, as a result, approximately $43 million was charged to the retail property damage reserve. These costs are expected to be addressed in a subsequent SRR rate filing. The ultimate outcome of this matter cannot be determined at this time.
Mississippi Power made retail SRR annual expense accruals of $1 million in 2020, 2019, and 2018. As of December 31, 2020, the retail property damage reserve balance was $4 million.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
Deferral of Incremental COVID-19 Costs
On April 14, 2020 and May 12, 2020, in order to mitigate the economic impact of the COVID-19 pandemic on customers, the Mississippi PSC approved orders directing Mississippi Power to continue its previous, voluntary suspension of customer disconnections through May 26, 2020 and to defer as a regulatory asset all necessary and reasonable incremental costs or expenses to plan, prepare, stage, or react to protect and keep safe its employees and customers, and to reliably operate its utility system during the COVID-19 pandemic. The period over which such costs will be recovered is expected to be determined in a future PEP filing. At December 31, 2020, the incremental costs deferred totaled approximately $1 million. The ultimate outcome of this matter cannot be determined at this time.
Municipal and Rural Associations Tariff
Mississippi Power provides wholesale electric service to Cooperative Energy, East Mississippi Electric Power Association, and the City of Collins, all located in southeastern Mississippi, under a long-term, cost-based, FERC-regulated MRA tariff.
In 2017, Mississippi Power and Cooperative Energy executed, and the FERC accepted, a Shared Service Agreement (SSA), as part of the MRA tariff, under which Mississippi Power and Cooperative Energy will share in providing electricity to the Cooperative Energy delivery points under the tariff, effective January 1, 2018. The SSA may be cancelled by Cooperative Energy with 10 years notice. As of December 31, 2020, Cooperative Energy has the option to decrease its use of Mississippi Power's generation services under the MRA tariff up to 2.5% annually, with required notice, up to a maximum total reduction of 11%, or approximately $9 million in cumulative annual base revenues.
In May 2019, the FERC accepted Mississippi Power's requested $3.7 million annual decrease in MRA base rates effective January 1, 2019, as agreed upon in a settlement agreement reached with its wholesale customers resolving all matters related to the Kemper County energy facility, similar to the 2018 PEP Settlement Agreement, and reflecting the impacts of the Tax Reform Legislation.
On June 25, 2020, the FERC accepted Mississippi Power's requested $2 million annual increase in MRA base rates effective June 1, 2020, as agreed upon in a settlement agreement reached with its wholesale customers.
Cooperative Energy Power Supply Agreement
Effective April 1, 2018, Mississippi Power and Cooperative Energy amended and extended a previous power supply agreement (PSA) through March 31, 2021, which was subsequently extended through May 31, 2021. The amendment increased the total capacity from 86 MWs to 286 MWs. The parties are currently negotiating a further extension of the agreement. The ultimate outcome of this matter cannot be determined at this time.
Cooperative Energy also has a 10-year network integration transmission service agreement (NITSA) with SCS for transmission service to certain delivery points on Mississippi Power's transmission system through March 31, 2021. As a result of the PSA amendment, Cooperative Energy and SCS also amended the terms of the NITSA, which the FERC approved, to provide for the purchase of incremental transmission capacity from April 1, 2018 through March 31, 2021. On February 7, 2021, the NITSA was renewed for a 10-year term beginning April 1, 2021.
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
As a result of operating in a deregulated environment, Atlanta Gas Light earns revenue by charging rates to its customers based primarily on monthly fixed charges that are set by the Georgia PSC and adjusted periodically. The Marketers add these fixed charges when billing customers. This mechanism, called a straight-fixed-variable rate design, minimizes the seasonality of Atlanta Gas Light's revenues since the monthly fixed charge is not volumetric or directly weather dependent.
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

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
In addition to natural gas cost recovery mechanisms, other cost recovery mechanisms and regulatory riders, which vary by utility, allow recovery of certain costs, such as those related to infrastructure replacement programs as well as environmental remediation, energy efficiency plans, and bad debts. In traditional rate designs, utilities recover a significant portion of the fixed customer service and pipeline infrastructure costs based on assumed natural gas volumes used by customers. The utilities, including Nicor Gas beginning in November 2019, have decoupled regulatory mechanisms that Southern Company Gas believes encourage conservation by separating the recoverable amount of these fixed costs from the amounts of natural gas used by customers. See "Rate Proceedings" for additional information. Also see "Infrastructure Replacement Programs and Capital Projects" for additional information regarding infrastructure replacement programs at certain of the natural gas distribution utilities.
The following table provides regulatory information for Southern Company Gas' natural gas distribution utilities:

	Nicor Gas	Atlanta Gas Light	Virginia Natural Gas	Chattanooga Gas
Authorized ROE(a)	9.73%	10.25%	9.50%	9.80%
Weather normalization mechanisms(b)			✓	✓
Decoupled, including straight-fixed-variable rates(c)	✓	✓	✓
Regulatory infrastructure program rates(d)	✓		✓
Bad debt rider(e)	✓		✓	✓
Energy efficiency plan(f)	✓		✓
Annual base rate adjustment mechanism(g)		✓		✓
Year of last base rate case decision	2019	2019	2017	2018
(a)Represents the authorized ROE, or the mid-point of the authorized ROE range, at December 31, 2020.
(b)Designed to help stabilize operating results by allowing recovery of costs in the event of unseasonal weather, but are not direct offsets to the potential impacts on earnings of weather and customer consumption.
(c)Allows for recovery of fixed customer service costs separately from assumed natural gas volumes used by customers and provides a benchmark level of revenue for recovery.
(d)Programs that update or expand distribution systems and LNG facilities.
(e)The recovery (refund) of bad debt expense over (under) an established benchmark expense. The gas portion of bad debt expense is recovered through purchased gas adjustment mechanisms. Nicor Gas also has a rider to recover the non-gas portion of bad debt expense.
(f)Recovery of costs associated with plans to achieve specified energy savings goals.
(g)Regulatory mechanism allowing annual adjustments to base rates up or down based on authorized ROE and/or ROE range.
Infrastructure Replacement Programs and Capital Projects
In addition to capital expenditures recovered through base rates by each of the natural gas distribution utilities, Nicor Gas and Virginia Natural Gas have separate rate riders that provide timely recovery of capital expenditures for specific infrastructure replacement programs. Total capital expenditures incurred during 2020 for gas distribution operations were $1.5 billion.
The following table and discussions provide updates on the infrastructure replacement programs and capital projects at the natural gas distribution utilities at December 31, 2020. These programs are risk-based and designed to update and replace cast iron, bare steel, and mid-vintage plastic materials or expand Southern Company Gas' distribution systems to improve reliability and meet operational flexibility and growth.

Utility	Program	Recovery	Expenditures in 2020	Expenditures Since Project Inception	Pipe Installed Since Project Inception	Scope of Program	Program Duration	Last Year of Program
			(in millions)		(miles)	(miles)	(years)
Nicor Gas	Investing in Illinois(*)	Rider	$389	$2,101	996	1,450	9	2023
Virginia Natural Gas	Steps to Advance Virginia's Energy (SAVE)	Rider	49	293	413	770	13	2024
Total			$438	$2,394	1,409	2,220
(*)Includes replacement of pipes, compressors, and transmission mains along with other improvements such as new meters. Scope of program miles is an estimate and subject to change.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
Nicor Gas
Illinois legislation allows Nicor Gas to provide more widespread safety and reliability enhancements to its distribution system and stipulates that rate increases to customers as a result of any infrastructure investments shall not exceed a cumulative annual average of 4.0% or, in any given year, 5.5% of base rate revenues. In 2014, the Illinois Commission approved the nine-year regulatory infrastructure program, Investing in Illinois, subject to annual review. In conjunction with the base rate case order issued by the Illinois Commission in 2018, Nicor Gas is recovering program costs incurred prior to December 31, 2017 through base rates. Additionally, the Illinois Commission's approval of Nicor Gas' rate case in October 2019 included $65 million in annual revenues related to the recovery of program costs from January 1, 2018 through September 30, 2019 under the Investing in Illinois program. See "Rate Proceedings" herein for additional information, including additional amounts requested for recovery in the base rate case filed in January 2021. Nicor Gas' capital expenditures related to qualifying projects under the Investing in Illinois program totaled $396 million and $409 million in 2019 and 2018, respectively.
Virginia Natural Gas
In September 2019, the Virginia Commission approved amendments to and extension of the Steps to Advance Virginia's Energy (SAVE) program, an accelerated infrastructure replacement program. The extension allows Virginia Natural Gas to continue replacing aging pipeline infrastructure through 2024 and increases its authorized investment under the previously-approved plan from $35 million to $40 million in 2019 with additional annual investments of $50 million in 2020, $60 million in 2021, $70 million in each year from 2022 through 2024, and a total potential variance of up to $5 million allowed for the program, for a maximum total investment over the six-year term (2019 through 2024) of $365 million.
The SAVE program is subject to annual review by the Virginia Commission. In accordance with the base rate case filed with the Virginia Commission in 2020, Virginia Natural Gas is recovering program costs incurred prior to November 1, 2020 through base rates. Program costs incurred subsequent to November 1, 2020 are currently being recovered through a separate rider and are subject to future base rate case proceedings.
In December 2019, Virginia Natural Gas filed an application with the Virginia Commission for a 24.1-mile header improvement project to improve resiliency and increase the supply of natural gas delivered to energy suppliers, including Virginia Natural Gas. Following Virginia Natural Gas' notification on November 13, 2020 that it had terminated its agreements with the project's primary customer, the Virginia Commission issued an order on December 1, 2020 dismissing Virginia Natural Gas' application for the project. On December 15, 2020, Virginia Natural Gas filed a new application with the Virginia Commission for a 9.5-mile interconnect project to serve its existing transportation customers. The ultimate outcome of this matter cannot be determined at this time.
Atlanta Gas Light
GRAM
In December 2019, the Georgia PSC approved the continuation of GRAM as part of Atlanta Gas Light's 2019 rate case order. Various infrastructure programs previously authorized by the Georgia PSC, including the Integrated Vintage Plastic Replacement Program to replace aging plastic pipe and the Integrated System Reinforcement Program to upgrade Atlanta Gas Light's distribution system and LNG facilities in Georgia, continue under GRAM and the recovery of and return on the infrastructure program investments are included in annual base rate adjustments. The amounts to be recovered through rates related to allowed, but not incurred, costs have been recognized in an unrecognized ratemaking amount that is not reflected on the balance sheets. This allowed cost is primarily the equity return on the capital investment under the infrastructure programs in place prior to GRAM. These PRP costs are being recovered through GRAM and base rates until the earlier of the full recovery of the related under recovered amount or December 31, 2025. The under recovered balance at December 31, 2020 was $113 million, including $59 million of unrecognized equity return. The Georgia PSC reviews Atlanta Gas Light's performance annually under GRAM. See "Rate Proceedings" and "Unrecognized Ratemaking Amounts" herein for additional information.
Atlanta Gas Light and the staff of the Georgia PSC previously agreed to a variation of the Integrated Customer Growth Program to extend pipeline facilities to serve customers in areas without pipeline access and create new economic development opportunities in Georgia. A separate tariff provides recovery of up to $15 million annually for strategic economic development projects approved by the Georgia PSC.
Natural Gas Cost Recovery
With the exception of Atlanta Gas Light, the natural gas distribution utilities are authorized by the relevant regulatory agencies in the states in which they serve to use natural gas cost recovery mechanisms that adjust rates to reflect changes in the wholesale cost of natural gas and ensure recovery of all costs prudently incurred in purchasing natural gas for customers. The natural gas

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
distribution utilities defer or accrue the difference between the actual cost of natural gas and the amount of commodity revenue earned in a given period. The deferred or accrued amount is either billed or refunded to customers prospectively through adjustments to the commodity rate. Deferred natural gas costs are reflected as regulatory assets and accrued natural gas costs are reflected as regulatory liabilities. Changes in the billing factor will not have a significant effect on Southern Company's or Southern Company Gas' revenues or net income, but will affect cash flows. Since Atlanta Gas Light does not sell natural gas directly to its end-use customers, it does not utilize a traditional natural gas cost recovery mechanism. However, Atlanta Gas Light does maintain natural gas inventory for the Marketers in Georgia and recovers the cost through recovery mechanisms approved by the Georgia PSC. At December 31, 2020 and 2019, the over recovered balances were $88 million and $74 million, respectively, which were included in other regulatory liabilities on Southern Company's and Southern Company Gas' balance sheets.
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
In October 2019, the Illinois Commission approved a $168 million annual base rate increase effective October 8, 2019. The base rate increase included $65 million related to the recovery of program costs under the Investing in Illinois program and was based on a ROE of 9.73% and an equity ratio of 54.2%. Additionally, the Illinois Commission approved a volume balancing adjustment, a revenue decoupling mechanism for residential customers that provides a benchmark level of revenue per rate class for recovery.
On January 14, 2021, Nicor Gas filed a general base rate case with the Illinois Commission, requesting a $293 million increase in annual base rate revenues, including $94 million related to the recovery of investments under the Investing in Illinois program. The requested increase is based on a projected test year ending December 31, 2022, a ROE of 10.35%, and an equity ratio of 54.5%. The Illinois Commission has an 11-month statutory time limit to rule on the requested increase, after which rate adjustments will be effective. The ultimate outcome of this matter cannot be determined at this time.
Atlanta Gas Light
In 2018, Atlanta Gas Light revised its annual GRAM filing to reflect the impacts of the Tax Reform Legislation and requested a $16 million rate reduction. In May 2018, the Georgia PSC approved a stipulation for Atlanta Gas Light's annual base rates to remain at the 2017 level for 2018 and 2019, with customer credits of $8 million in each of July 2018 and October 2018 to reflect the impacts of the Tax Reform Legislation. The Georgia PSC maintained Atlanta Gas Light's previously authorized earnings band based on a ROE between 10.55% and 10.95% and increased the allowed equity ratio by 4% to an equity ratio of 55% to address the negative cash flow and credit metric impacts of the Tax Reform Legislation.
In December 2019, the Georgia PSC approved a $65 million annual base rate increase, effective January 1, 2020, based on a ROE of 10.25% and an equity ratio of 56%. Earnings will be evaluated against a ROE range of 10.05% to 10.45%, with disposition of any earnings above 10.45% to be determined by the Georgia PSC. Additionally, the Georgia PSC approved continuation of the previously authorized inclusion in base rates of the recovery of and return on the infrastructure program investments, including, but not limited to, GRAM adjustments, and a reauthorization and continuation of GRAM until terminated by the Georgia PSC. GRAM filing rate adjustments will be based on the authorized ROE of 10.25%. GRAM adjustments for 2021 may not exceed 5% of 2020 base rates. The 5% limitation does not set a precedent in any future rate proceedings by Atlanta Gas Light.
On July 1, 2020, Atlanta Gas Light filed its 2020 GRAM filing with the Georgia PSC requesting an annual base rate increase of $37.6 million based on the projected 12-month period beginning January 1, 2021, which did not exceed the 5% limitation established by the Georgia PSC. Rates went into effect on January 1, 2021 in accordance with Atlanta Gas Light's 2019 rate case order.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
On February 16, 2021, the Georgia PSC approved a stipulation between Atlanta Gas Light and the Georgia PSC staff establishing a long-range comprehensive planning process. Under the terms of the stipulation, Atlanta Gas Light will develop and file at least triennially an Integrated Capacity and Delivery Plan (i-CDP). Each i-CDP will include a 10-year forecast of interstate and intrastate capacity asset requirements, including a detailed plan for the first three years consistent with Atlanta Gas Light's current capacity supply plan, and a 10-year projection of capital budgets and related operations and maintenance spending. Recovery of the related revenue requirements will be included in either subsequent annual GRAM filings or a new System Reinforcement Rider for authorized large pressure improvement and system reliability projects. Atlanta Gas Light will file its first i-CDP later in 2021. The ultimate outcome of this matter cannot be determined at this time.
Virginia Natural Gas
In 2018, the Virginia Commission approved Virginia Natural Gas' annual information form filing, which was based on the previously authorized ROE range of 9.0% to 10.0%, with a midpoint of 9.5%, and reduced annual base rates by $14 million effective January 1, 2019 due to lower tax expense as a result of the Tax Reform Legislation, along with customer refunds, via bill credits, for $14 million related to 2018 tax benefits deferred as a regulatory liability at December 31, 2018. These customer refunds were completed in the first quarter 2019.
On June 1, 2020, Virginia Natural Gas filed a general rate case with the Virginia Commission seeking an increase in annual base revenues of $49.6 million primarily to recover investments and increased costs associated with infrastructure, technology, and workforce development. The requested increase is based on a projected 12-month test year beginning November 1, 2020, a ROE of 10.35%, and an equity ratio of 54%. Interim rate adjustments became effective November 1, 2020, subject to refund. The ultimate outcome of this matter cannot be determined at this time.
Deferral of Incremental COVID-19 Costs
As discussed under "Utility Regulation and Rate Design," the natural gas distribution utilities have various regulatory mechanisms to recover bad debt expense, which will mitigate potential increases in bad debt expense as a result of the COVID-19 pandemic.
Atlanta Gas Light
On April 30, 2020, in response to the COVID-19 pandemic, the Georgia PSC approved orders directing Atlanta Gas Light to continue its previous, voluntary suspension of customer disconnections. On June 22, 2020, the Georgia PSC ordered Atlanta Gas Light to resume customer disconnections beginning July 1, 2020, with exceptions for customers still covered by a shelter-in-place order. All suspensions for customer disconnections were lifted in October 2020. The orders provide the Marketers, including SouthStar, with a mechanism to receive credits from Atlanta Gas Light for the base rates it charged to the Marketers of non-paying customers during the suspension. Atlanta Gas Light expects to recover these credits through the annual GRAM revenue true-up process, which would impact rates starting on January 1, 2022. The ultimate outcome of this matter cannot be determined at this time.
Nicor Gas
On March 18, 2020, in response to the COVID-19 pandemic, the Illinois Commission issued an order directing utilities to cease disconnections for non-payment and to suspend the imposition of late payment fees or penalties. On June 18, 2020, the Illinois Commission approved a stipulation pursuant to which Nicor Gas and other utilities in Illinois will provide more flexible credit and collection procedures to assist customers with financial hardship and which authorizes a special purpose rider for recovery of the following COVID-19 pandemic-related impacts: incremental costs directly associated with the COVID-19 pandemic, net of the offset for COVID-19 pandemic-related credits received, foregone late fees, foregone reconnection charges, and the costs associated with a bill payment assistance program. Nicor Gas resumed late payment fees on July 27, 2020 and, on October 1, 2020, began recovery of the COVID-19 pandemic-related impacts through the special purpose rider, which will continue over a 24-month period. In response to an Illinois Commission request, Nicor Gas will continue to voluntarily suspend residential customer disconnections for non-payment through March 31, 2021. At December 31, 2020, Nicor Gas' related regulatory asset was $9 million.
Virginia Natural Gas
In response to the COVID-19 pandemic, the Virginia Commission issued orders requiring Virginia Natural Gas to suspend disconnections beginning on March 16, 2020 and also to suspend late payment and reconnection fees beginning on April 9, 2020; these orders expired on October 5, 2020. On November 18, 2020, the Virginia legislature approved the continuation of these orders until the declared state of emergency in Virginia ends. On April 29, 2020, the Virginia Commission authorized Virginia Natural Gas to defer the following COVID-19 pandemic-related costs as a regulatory asset: incremental uncollectible expense

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
incurred, suspended late fees, suspended reconnection charges, carrying costs, and other incremental prudently incurred costs associated with the COVID-19 pandemic. Specific recovery of the amounts deferred in a regulatory asset will be addressed in a future rate proceeding. At December 31, 2020, Virginia Natural Gas' related regulatory asset was immaterial. The ultimate outcome of this matter cannot be determined at this time.
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

	December 31, 2020	December 31, 2019
	(in millions)
Atlanta Gas Light	$59	$70
Virginia Natural Gas	10	10
Nicor Gas	3	2
Total	$72	$82
3. CONTINGENCIES, COMMITMENTS, AND GUARANTEES
General Litigation Matters
The Registrants are involved in various matters being litigated and regulatory matters. The ultimate outcome of such pending or potential litigation or regulatory matters against each Registrant and any subsidiaries cannot be determined at this time; however, for current proceedings not specifically reported herein, management does not anticipate that the ultimate liabilities, if any, arising from such current proceedings would have a material effect on such Registrant's financial statements.
The Registrants believe the pending legal challenges discussed below have no merit; however, the ultimate outcome of these matters cannot be determined at this time.
Southern Company
In January 2017, a securities class action complaint was filed in the U.S. District Court for the Northern District of Georgia by Monroe County Employees' Retirement System on behalf of all persons who purchased shares of Southern Company's common stock between April 25, 2012 and October 30, 2013, as subsequently amended. The amended complaint named as defendants Southern Company, certain of its current and former officers, and certain former Mississippi Power officers and alleged that the defendants made materially false and misleading statements regarding the Kemper County energy facility in violation of certain provisions under the Securities Exchange Act of 1934, as amended. The complaint sought, among other things, compensatory damages and litigation costs and attorneys' fees. In 2018, the court issued an order dismissing certain claims against certain officers of Southern Company and Mississippi Power and dismissing the allegations related to a number of the statements that plaintiffs challenged as being false or misleading. In 2018, the court denied the defendants' motion for reconsideration and also denied a motion to certify the issue for interlocutory appeal. In 2019, the court certified the plaintiffs' proposed class and entered an order staying all deadlines in the case pending mediation. In the third quarter 2020, the parties reached a settlement and the plaintiffs filed a stipulation of settlement and motion for preliminary approval to resolve the case on a class-wide basis, which the court granted on October 1, 2020. On January 14, 2021, the court granted final approval of the settlement. The settlement amount was paid entirely through existing insurance policies and did not have a material impact on Southern Company's financial statements. This matter is now concluded.
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
Southern Company and Subsidiary Companies 2020 Annual Report
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
The plaintiffs in each of these cases seek to recover, on behalf of Southern Company, unspecified actual damages and, on each plaintiff's own behalf, attorneys' fees and costs in bringing the lawsuit, as well as certain changes to Southern Company's corporate governance and internal processes. In 2018, the court in each case entered an order staying each lawsuit until 30 days after the resolution of any dispositive motions or any settlement, whichever is earlier, in the securities class action. In September 2020, the plaintiffs in each case filed a status report noting the settlement of the securities class action and informing the court that the parties had scheduled mediation, which occurred on November 12, 2020. The parties in each case did not reach settlement but continue to explore possible resolution. Each case is stayed while the parties discuss potential resolution.
Georgia Power
In 2011, plaintiffs filed a putative class action against Georgia Power in the Superior Court of Fulton County, Georgia alleging that Georgia Power's collection in rates of amounts for municipal franchise fees (which fees are paid to municipalities) exceeded the amounts allowed in orders of the Georgia PSC and alleging certain state law claims. This case has been ruled upon and appealed numerous times over the last several years. In one recent appeal, the Georgia Supreme Court remanded the case and noted that the trial court could refer the matter to the Georgia PSC to interpret its tariffs. Following a motion by Georgia Power, in February 2019, the Superior Court of Fulton County ordered the parties to submit petitions to the Georgia PSC for a declaratory ruling and also conditionally certified the proposed class. In March 2019, Georgia Power and the plaintiffs filed petitions with the Georgia PSC seeking confirmation of the proper application of the municipal franchise fee schedule pursuant to the Georgia PSC's orders. Also in March 2019, Georgia Power appealed the class certification decision to the Georgia Court of Appeals. In October 2019, the Georgia PSC issued an order that found Georgia Power has appropriately implemented the municipal franchise fee schedule. On March 11, 2020, the Georgia Court of Appeals vacated the Superior Court of Fulton County's February 2019 order granting conditional class certification and remanded the case to the Superior Court of Fulton County for further proceedings. In September 2020, the plaintiffs and Georgia Power each filed motions for summary judgment and the plaintiffs renewed their motion for class certification. The amount of any possible losses cannot be estimated at this time because, among other factors, it is unknown whether a class will be certified, the ultimate composition of any class, and whether any losses would be subject to recovery from any municipalities.
On July 29, 2020, a group of individual plaintiffs filed a complaint in the Superior Court of Fulton County, Georgia against Georgia Power alleging that releases from Plant Scherer have impacted groundwater, surface water, and air, resulting in alleged personal injuries and property damage. The plaintiffs seek an unspecified amount of monetary damages including punitive damages, a medical monitoring fund, and injunctive relief. In September 2020, Georgia Power filed a motion to dismiss. The amount of any possible losses cannot be estimated at this time.
Mississippi Power
In 2018, Ray C. Turnage and 10 other individual plaintiffs filed a putative class action complaint against Mississippi Power and the three then-serving members of the Mississippi PSC in the U.S. District Court for the Southern District of Mississippi. Mississippi Power received Mississippi PSC approval in 2013 to charge a mirror CWIP rate premised upon including in its rate base pre-construction and construction costs for the Kemper IGCC prior to placing the Kemper IGCC into service. The Mississippi Supreme Court reversed that approval and ordered Mississippi Power to refund the amounts paid by customers under the previously-approved mirror CWIP rate. The plaintiffs allege that the initial approval process, and the amount approved, were improper. They also allege that Mississippi Power underpaid customers by up to $23.5 million in the refund process by applying an incorrect interest rate. The plaintiffs seek to recover, on behalf of themselves and their putative class, actual damages, punitive damages, pre-judgment interest, post-judgment interest, attorney's fees, and costs. In response to Mississippi Power and the Mississippi PSC each filing a motion to dismiss, the plaintiffs filed an amended complaint in March 2019. The amended complaint included four additional plaintiffs and additional claims for gross negligence, reckless conduct, and intentional wrongdoing. Mississippi Power and the Mississippi PSC each filed a motion to dismiss the amended complaint, which occurred on May 26, 2020 and March 27, 2020, respectively. Also on March 27, 2020, the plaintiffs filed a motion seeking to name the new members of the Mississippi PSC, the Mississippi Development Authority, and Southern Company as additional defendants and add a cause of action against all defendants based on a dormant commerce clause theory under the U.S. Constitution. On July 28, 2020, the plaintiffs filed a motion for leave to file a third amended complaint, which included the same federal claims as the

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
proposed second amended complaint, as well as several additional state law claims based on the allegation that Mississippi Power failed to disclose the annual percentage rate of interest applicable to refunds. On November 10, 2020, the court denied each of the plaintiffs' pending motions and entered final judgment in favor of Mississippi Power. On January 22, 2021, the court denied further motions by the plaintiffs to vacate the judgment and to file a revised second amended complaint. An adverse outcome in this proceeding could have a material impact on Mississippi Power's financial statements.
See "Other Matters – Mississippi Power – Kemper County Energy Facility" herein for additional information.
Environmental Remediation
The Southern Company system must comply with environmental laws and regulations governing the handling and disposal of waste and releases of hazardous substances. Under these various laws and regulations, the Southern Company system could incur substantial costs to clean up affected sites. The traditional electric operating companies and the natural gas distribution utilities conduct studies to determine the extent of any required cleanup and have recognized the estimated costs to clean up known impacted sites in the financial statements. A liability for environmental remediation costs is recognized only when a loss is determined to be probable and reasonably estimable and is reduced as expenditures are incurred. The traditional electric operating companies and the natural gas distribution utilities in Illinois and Georgia have each received authority from their respective state PSCs or other applicable state regulatory agencies to recover approved environmental remediation costs through regulatory mechanisms. Any difference between the liabilities accrued and costs recovered through rates is deferred as a regulatory asset or liability. These regulatory mechanisms are adjusted annually or as necessary within limits approved by the state PSCs or other applicable state regulatory agencies. At December 31, 2020 and 2019, Alabama Power did not have environmental remediation liabilities and Mississippi Power's balance was immaterial.
Georgia Power has been designated or identified as a potentially responsible party at sites governed by the Georgia Hazardous Site Response Act and/or by the federal Comprehensive Environmental Response, Compensation, and Liability Act, and assessment and potential cleanup of such sites is expected. For 2020, 2019, and 2018, Georgia Power recovered approximately $12 million, $2 million, and $2 million, respectively, through the ECCR tariff for environmental remediation.
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
Southern Company Gas is subject to environmental remediation liabilities associated with 40 former MGP sites in four different states. Southern Company Gas' accrued environmental remediation liability at December 31, 2020 and 2019 was based on the estimated cost of environmental investigation and remediation associated with these sites.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
At December 31, 2020 and 2019, the environmental remediation liability and the balance of under recovered environmental remediation costs were reflected in the balance sheets as follows:

	Southern Company	Georgia Power	Southern Company Gas
	(in millions)
December 31, 2020:
Environmental remediation liability:
Other current liabilities	$44	$15	$29
Accrued environmental remediation	216	—	216
Under recovered environmental remediation costs:
Other regulatory assets, current	$46	$12	$34
Other regulatory assets, deferred	265	29	236

December 31, 2019:
Environmental remediation liability:
Other current liabilities	$51	$15	$36
Accrued environmental remediation	234	—	233
Under recovered environmental remediation costs:
Other regulatory assets, current	$49	$12	$37
Other regulatory assets, deferred	300	40	260
The ultimate outcome of these matters cannot be determined at this time; however, as a result of the regulatory treatment for environmental remediation expenses described above, the final disposition of these matters is not expected to have a material impact on the financial statements of the applicable Registrants.
Nuclear Fuel Disposal Costs
Acting through the DOE and pursuant to the Nuclear Waste Policy Act of 1982, the U.S. government entered into contracts with Alabama Power and Georgia Power that required the DOE to dispose of spent nuclear fuel generated at Plants Farley, Hatch, and Vogtle Units 1 and 2 beginning no later than January 31, 1998. The DOE has yet to commence the performance of its contractual and statutory obligation to dispose of spent nuclear fuel. Consequently, Alabama Power and Georgia Power pursued and continue to pursue legal remedies against the U.S. government for its partial breach of contract.
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
In 2017, Alabama Power and Georgia Power filed additional lawsuits against the U.S. government in the Court of Federal Claims for the costs of continuing to store spent nuclear fuel at Plants Farley, Hatch, and Vogtle Units 1 and 2 for the period from January 1, 2015 through December 31, 2017. On August 13, 2020, Alabama Power and Georgia Power filed amended complaints in each of the lawsuits adding damages from January 1, 2018 to December 31, 2019 to the claim period.
The outstanding claims for the period January 1, 2011 through December 31, 2019 total $110 million and $132 million for Alabama Power and Georgia Power (based on its ownership interests), respectively. Damages will continue to accumulate until the issue is resolved, the U.S. government disposes of Alabama Power's and Georgia Power's spent nuclear fuel pursuant to its contractual obligations, or alternative storage is otherwise provided. No amounts have been recognized in the financial statements as of December 31, 2020 for any potential recoveries from the pending lawsuits.
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
Southern Company and Subsidiary Companies 2020 Annual Report
On-site dry spent fuel storage facilities are operational at all three plants and can be expanded to accommodate spent fuel through the expected life of each plant.
Nuclear Insurance
Under the Price-Anderson Amendments Act (Act), Alabama Power and Georgia Power maintain agreements of indemnity with the NRC that, together with private insurance, cover third-party liability arising from any nuclear incident occurring at the companies' nuclear power plants. The Act provides funds up to $13.8 billion for public liability claims that could arise from a single nuclear incident. Each nuclear plant is insured against this liability to a maximum of $450 million by American Nuclear Insurers (ANI), with the remaining coverage provided by a mandatory program of deferred premiums that could be assessed, after a nuclear incident, against all owners of commercial nuclear reactors. A company could be assessed up to $138 million per incident for each licensed reactor it operates but not more than an aggregate of $20 million per incident to be paid in a calendar year for each reactor. Such maximum assessment, excluding any applicable state premium taxes, for Alabama Power and Georgia Power, based on its ownership and buyback interests in all licensed reactors, is $275 million and $267 million, respectively, per incident, but not more than an aggregate of $41 million and $40 million, respectively, to be paid for each incident in any one year. Both the maximum assessment per reactor and the maximum yearly assessment are adjusted for inflation at least every five years. The next scheduled adjustment is due no later than November 1, 2023. See Note 5 under "Joint Ownership Agreements" for additional information on joint ownership agreements.
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
Under each of the NEIL policies, members are subject to assessments each year if losses exceed the accumulated funds available to the insurer. The maximum annual assessments for Alabama Power and Georgia Power as of December 31, 2020 under the NEIL policies would be $56 million and $84 million, respectively.
Claims resulting from terrorist acts and cyber events are covered under both the ANI and NEIL policies (subject to normal policy limits). The maximum aggregate that NEIL will pay for all claims resulting from terrorist acts and cyber events in any 12-month period is $3.2 billion each, plus such additional amounts NEIL can recover through reinsurance, indemnity, or other sources.
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

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
Other Matters
Southern Company
As discussed in Note 1 under "Leveraged Leases," a subsidiary of Southern Holdings has four leveraged lease agreements, two domestic and two international. The ability of the lessees to make required payments to the Southern Holdings subsidiary is dependent on the operational performance of the assets.
Since 2017, the financial and operational performance of one of the domestic lessees and the associated generation assets raised significant concerns about the short-term ability of the generation assets to produce cash flows sufficient to support ongoing operations and the lessee's contractual obligations and its ability to make the remaining semi-annual lease payments through the end of the lease term in 2047. In addition, following the expiration of the existing power offtake agreement in 2032, the lessee also is exposed to remarketing risk, which encompasses the price and availability of alternative sources of generation.
In connection with the 2019 annual impairment analysis, Southern Company revised the estimated cash flows to be received under the leveraged lease, which resulted in an impairment charge of $17 million ($13 million after tax) recorded in the fourth quarter 2019. During the second quarter 2020, Southern Company received the latest annual forecasts of natural gas prices and considered the significant decline in forecasted prices to be an indicator of potential impairment that required an interim impairment assessment. Accordingly, consistent with prior impairment analyses, Southern Company evaluated the recoverability of the lease receivable and the expected residual value of the generation assets under various natural gas price scenarios to estimate the cash flows expected to be received from remarketing the generation assets following the expiration of the existing PPA and the residual value of the generation assets at the end of the lease. Based on the current forecasts of energy prices in the years following the expiration of the existing PPA, Southern Company concluded that it is no longer probable that any of the associated rental payments will be received, because it is no longer probable the generation assets will be successfully remarketed and continue to operate after that date. During the second quarter 2020, Southern Company revised the estimated cash flows to be received under the leveraged lease to reflect this conclusion, which resulted in a full impairment of the lease investment and a pre-tax charge to earnings of $154 million ($74 million after tax).
All required lease payments through December 31, 2020 have been paid in full. If any future lease payments due prior to the expiration of the associated PPA are not paid in full, the Southern Holdings subsidiary may be unable to make its corresponding payment to the holders of the underlying non-recourse debt related to the generation assets. Failure to make the required payment to the debtholders could represent an event of default that would give the debtholders the right to foreclose on, and take ownership of, the generation assets, in effect terminating the lease. As the remaining amount of the lease investment was charged against earnings in the second quarter 2020, termination would not be expected to result in additional charges. Southern Company will continue to monitor the operational performance of the underlying assets and evaluate the ability of the lessee to continue to make the required lease payments and meet its obligations associated with a future closure or retirement of the generation assets and associated properties, including the dry ash landfill.
During the fourth quarter 2020, Southern Company management initiated steps to sell the investment in its other domestic leveraged lease and reclassified the investment as held for sale. In connection with the annual impairment analysis of this investment, Southern Company management concluded that the estimated residual value of the generation assets should be reduced due to significant uncertainty as to whether the related natural gas generation assets will continue to operate at the end of the lease term in 2040 and recorded the resulting impairment charge. An additional charge was recorded to further reduce the related investment in the leveraged lease to its estimated fair value, less costs to sell. The pre-tax charges to earnings in the fourth quarter 2020 totaled $52 million ($31 million after tax). See Note 15 under "Assets Held for Sale" for additional information.
The leveraged lease agreements for the two international projects include lessee purchase options related to the leased assets, which consist of nine gas distribution networks and two district heating systems in the Netherlands. The lessee has communicated its intent to exercise the first purchase option in 2022. The purchase options for the remaining ten assets are exercisable on various dates through 2028 with at least one year's notice. The exercise of these purchase options is not expected to result in any gain or loss.
Mississippi Power
Kemper County Energy Facility
The Kemper County energy facility was designed to utilize IGCC technology with an expected output capacity of 582 MWs and to be fueled by locally mined lignite from a mine owned by Mississippi Power and situated adjacent to the Kemper County energy facility. In 2012, the Mississippi PSC issued an order confirming the CPCN originally approved by the Mississippi PSC in 2010 authorizing the acquisition, construction, and operation of the Kemper County energy facility. Mississippi Power placed the

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
combined cycle and the associated common facilities portion of the Kemper County energy facility in service in 2014 and dedicated them as Plant Ratcliffe in 2018.
In 2017, the Mississippi PSC issued an order directing Mississippi Power to pursue a settlement under which the Kemper County energy facility would be operated as a natural gas plant, rather than an IGCC plant, and address all issues associated with the Kemper County energy facility. Following this order, cost recovery of the gasifier portions was no longer probable and Mississippi Power recorded significant charges to income in 2017.
In 2018, the Mississippi PSC approved a settlement agreement for the Kemper County energy facility, which resolved all cost recovery issues, modified the CPCN to limit the Kemper County energy facility to natural gas combined cycle operation, and reduced retail customer rates by approximately $26.8 million annually based on a revenue requirement that included no recovery for costs associated with the gasifier portion of the Kemper County energy facility.
In 2018, 2019, and 2020, Mississippi Power recorded charges to income associated with abandonment and related closure costs and ongoing period costs, net of salvage proceeds, for the mine and gasifier-related assets at the Kemper County energy facility. These charges, including related tax impacts, totaled $37 million pre-tax ($68 million benefit after tax) in 2018, $24 million pre-tax and after tax in 2019, and $4 million pre-tax ($3 million after tax) in 2020. The pre-tax charges are included in other operations and maintenance expenses on the statements of income.
Dismantlement of the abandoned gasifier-related assets and site restoration activities are expected to be completed by 2026. Additional pre-tax period costs associated with dismantlement and site restoration activities, including related costs for compliance and safety, ARO accretion, and property taxes, net of salvage, are estimated to total $10 million to $20 million annually through 2025.
The Mississippi Power Rate Case Settlement Agreement eliminated separate rates associated with the Kemper County energy facility and included these costs in rates for PEP, ECO Plan, and ad valorem taxes, as applicable, effective with the revised rates in 2020. See Note 2 under "Mississippi Power – 2019 Base Rate Case" for additional information.
Lignite Mine and CO2 Pipeline Facilities
Mississippi Power owns the lignite mine and equipment and mineral reserves located around the Kemper County energy facility site. The mine started commercial operation in 2013. In connection with the Kemper County energy facility construction, Mississippi Power also constructed a pipeline for the transport of captured CO2.
In 2010, Mississippi Power executed a management fee contract with Liberty Fuels Company, LLC (Liberty Fuels), a wholly-owned subsidiary of The North American Coal Corporation, which developed, constructed, and is responsible for the mining operations through the end of the mine reclamation. As the mining permit holder, Liberty Fuels has a legal obligation to perform mine reclamation and Mississippi Power has a contractual obligation to fund all reclamation activities. As a result of the abandonment of the Kemper IGCC, final mine reclamation began in 2018 and was substantially completed in 2020, with monitoring expected to continue through 2027. See Note 6 for additional information.
In December 2019, Mississippi Power transferred ownership of the CO2 pipeline to an unrelated gas pipeline company, with no resulting impact on income. In conjunction with the transfer of the CO2 pipeline, the parties agreed to enter into a 15-year firm transportation agreement, which became effective in December 2020, upon the conversion by the pipeline company of the CO2 pipeline to a natural gas pipeline to be used for the delivery of natural gas to Plant Ratcliffe. The agreement is treated as a finance lease for accounting purposes. See Note 9 for additional information.
Government Grants
In 2010, the DOE, through a cooperative agreement with SCS, agreed to fund $270 million of the Kemper County energy facility through the grants awarded to the project by the DOE under the Clean Coal Power Initiative Round 2. In 2016, additional DOE grants in the amount of $137 million were awarded to the Kemper County energy facility. In 2018, Mississippi Power filed with the DOE its request for property closeout certification under the contract related to the $387 million of total grants received. On September 3, 2020, Mississippi Power and Southern Company executed an agreement with the DOE completing Mississippi Power's request, which enabled Mississippi Power to proceed with full dismantlement of the abandoned gasifier-related assets and site restoration activities. The expected impact of the closeout agreement was accrued in 2019. In connection with the DOE closeout discussions, in April 2019, the Civil Division of the Department of Justice informed Southern Company and Mississippi Power of an investigation related to the grants received. The ultimate outcome of this matter cannot be determined at this time; however, it could have a material impact on Southern Company's and Mississippi Power's financial statements.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
Plant Daniel
In conjunction with Southern Company's sale of Gulf Power, NextEra Energy held back $75 million of the purchase price pending Mississippi Power and Gulf Power negotiating a mutually acceptable revised operating agreement for Plant Daniel. In addition, Mississippi Power and Gulf Power agreed to seek a restructuring of their 50% undivided ownership interests in Plant Daniel such that each of them would, after the restructuring, own 100% of a generating unit. In January 2019, Gulf Power provided notice to Mississippi Power that Gulf Power will retire its share of the generating capacity of Plant Daniel on January 15, 2024. Mississippi Power has the option to purchase Gulf Power's ownership interest for $1 on January 15, 2024, provided that Mississippi Power exercises the option no later than 120 days prior to that date. Mississippi Power is assessing the potential operational and economic effects of Gulf Power's notice. On April 24, 2020, Mississippi Power and Gulf Power amended the terms of their agreement to extend the deadline from May 1, 2020 to August 1, 2020 for Mississippi Power to notify Gulf Power of which generating unit it has selected for 100% ownership. The parties agreed not to select a specific unit by August 1, 2020 and are continuing negotiations on a mutually acceptable revised operating agreement. The impacts of operating the units on an individual basis continue to be evaluated by Mississippi Power and any transfer of ownership would be subject to approval by the FERC and the Mississippi PSC. The ultimate outcome of this matter cannot be determined at this time. See Note 15 under "Southern Company" for information regarding the sale of Gulf Power.
Southern Company Gas
PennEast Pipeline Project
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
Expected project costs related to the PennEast Pipeline for Southern Company Gas total approximately $300 million, excluding financing costs. In 2018, the PennEast Pipeline received initial FERC approval. Work continues with state and federal agencies to obtain the required permits to begin construction. On February 20, 2020, the FERC approved a two-year extension for PennEast Pipeline to complete the project by January 19, 2022.
On January 30, 2020, PennEast Pipeline filed an amendment with the FERC to construct the pipeline project in two phases. The first phase would consist of 68 miles of pipe, constructed entirely within Pennsylvania, which is expected to be completed in late 2022. The second phase would include the remaining route in Pennsylvania and New Jersey and is targeted for completion in 2024. FERC approval of the amended plan is required prior to beginning the first phase.
In September 2019, an appellate court ruled that the PennEast Pipeline does not have federal eminent domain authority over lands in which a state has property rights interests. On February 18, 2020, PennEast Pipeline filed a petition for a writ of certiorari to seek U.S. Supreme Court review of the appellate court decision, which the U.S. Supreme Court granted on February 3, 2021.
The ultimate outcome of these matters cannot be determined at this time; however, any work delays, whether caused by judicial or regulatory action, abnormal weather, or other conditions, may result in additional cost or schedule modifications or, ultimately, in project cancellation, any of which could result in impairment of Southern Company Gas' PennEast Pipeline investment and could have a significant impact on Southern Company's financial statements and a material impact on Southern Company Gas' financial statements. Southern Company Gas evaluated its $91 million investment and determined there was no impairment as of December 31, 2020.
See Note 7 under "Southern Company Gas" for additional information.
Natural Gas Storage Facility
In 2019, Southern Company Gas recorded a pre-tax impairment charge of $91 million ($69 million after-tax) related to Jefferson Island. On December 1, 2020, Southern Company Gas completed the sale of this facility. See Note 15 under "Southern Company Gas – Sale of Natural Gas Storage Facility" for additional information.
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

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
Georgia Power has commitments, in the form of capacity purchases, regarding a portion of a 5% interest in the original cost of Plant Vogtle Units 1 and 2 owned by MEAG Power that are in effect until the later of the retirement of the plant or the latest stated maturity date of MEAG Power's bonds issued to finance such ownership interest. The payments for capacity are required whether or not any capacity is available. Portions of the capacity payments made to MEAG Power for its Plant Vogtle Units 1 and 2 investment relate to costs in excess of Georgia Power's allowed investment for ratemaking purposes. The present value of these portions at the time of the disallowance was written off. Generally, the cost of such capacity is included in purchased power in Southern Company's statements of income and in purchased power, non-affiliates in Georgia Power's statements of income. Georgia Power's capacity payments related to this commitment totaled $5 million, $6 million, and $8 million in 2020, 2019, and 2018, respectively. At December 31, 2020, Georgia Power's estimated long-term obligations related to this commitment totaled $49 million, consisting of $5 million for 2021, $4 million for 2022, $3 million annually for 2023 through 2025, and $31 million thereafter.
See Note 9 for information regarding PPAs accounted for as leases.
Southern Company Gas has commitments for pipeline charges, storage capacity, and gas supply, including charges recoverable through natural gas cost recovery mechanisms or, alternatively, billed to marketers selling retail natural gas, as well as demand charges associated with Southern Company Gas' wholesale gas services. Gas supply commitments include amounts for gas commodity purchases associated with Southern Company Gas' gas marketing services of 31 million mmBtu at floating gas prices calculated using forward natural gas prices at December 31, 2020 and valued at $72 million. Southern Company Gas provides guarantees to certain gas suppliers for certain of its subsidiaries in support of payment obligations. Southern Company Gas' expected future contractual obligations for pipeline charges, storage capacity, and gas supply that are not recognized on the balance sheets at December 31, 2020 were as follows:

Pipeline Charges, Storage Capacity, and Gas Supply
(in millions)
2021	$719
2022	529
2023	441
2024	311
2025	285
Thereafter	1,035
Total	$3,320
As a 50% equity investor in SNG, Southern Company Gas is required to make additional capital contributions as necessary pursuant to the terms of its operating agreement with SNG. SNG has $300 million of debt maturing in June 2021 that it anticipates refinancing. If SNG is unable to refinance or otherwise satisfy this debt obligation, Southern Company Gas has committed to fund up to $150 million as a contingent capital contribution. See Note 7 under "Southern Company Gas" for additional information.
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
Alabama Power has guaranteed a $100 million principal amount long-term bank loan entered into by SEGCO in 2018. Georgia Power has agreed to reimburse Alabama Power for the portion of such obligation corresponding to Georgia Power's proportionate ownership of SEGCO's stock if Alabama Power is called upon to make such payment under its guarantee. At December 31, 2020, the capitalization of SEGCO consisted of $85 million of equity and $100 million of long-term debt that matures in November 2021, on which the annual interest requirement is derived from a variable rate index. In addition, SEGCO had short-term debt outstanding of $25 million. See Note 7 under "SEGCO" for additional information.
As discussed in Note 9, Alabama Power and Georgia Power have entered into certain residual value guarantees related to railcar leases.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
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
The following table disaggregates revenue from contracts with customers for the periods presented:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
2020
Operating revenues
Retail electric revenues
Residential	$6,113	$2,377	$3,476	$260	$—	$—
Commercial	4,699	1,512	2,933	254	—	—
Industrial	2,775	1,293	1,197	285	—	—
Other	90	21	60	9	—	—
Total retail electric revenues	13,677	5,203	7,666	808	—	—
Natural gas distribution revenues
Residential	1,338	—	—	—	—	1,338
Commercial	340	—	—	—	—	340
Transportation	971	—	—	—	—	971
Industrial	30	—	—	—	—	30
Other	209	—	—	—	—	209
Total natural gas distribution revenues	2,888	—	—	—	—	2,888
Wholesale electric revenues
PPA energy revenues	735	133	42	9	570	—
PPA capacity revenues	454	108	50	3	296	—
Non-PPA revenues	210	43	10	311	239	—
Total wholesale electric revenues	1,399	284	102	323	1,105	—
Other natural gas revenues
Wholesale gas services	1,727	—	—	—	—	1,727
Gas marketing services	391	—	—	—	—	391
Other natural gas revenues	33	—	—	—	—	33
Total natural gas revenues	2,151	—	—	—	—	2,151
Other revenues	982	159	447	26	14	—
Total revenue from contracts with customers	21,097	5,646	8,215	1,157	1,119	5,039
Other revenue sources(a)	3,764	184	94	15	614	2,881
Other adjustments(b)	(4,486)	—	—	—	—	(4,486)
Total operating revenues	$20,375	$5,830	$8,309	$1,172	$1,733	$3,434

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
2019
Operating revenues
Retail electric revenues
Residential	$6,164	$2,509	$3,377	$278	$—	$—
Commercial	5,065	1,677	3,097	291	—	—
Industrial	3,126	1,460	1,360	306	—	—
Other	90	25	54	11	—	—
Total retail electric revenues	14,445	5,671	7,888	886	—	—
Natural gas distribution revenues
Residential	1,413	—	—	—	—	1,413
Commercial	389	—	—	—	—	389
Transportation	907	—	—	—	—	907
Industrial	35	—	—	—	—	35
Other	245	—	—	—	—	245
Total natural gas distribution revenues	2,989	—	—	—	—	2,989
Wholesale electric revenues
PPA energy revenues	833	145	60	11	648	—
PPA capacity revenues	453	102	54	3	322	—
Non-PPA revenues	232	81	9	352	238	—
Total wholesale electric revenues	1,518	328	123	366	1,208	—
Other natural gas revenues
Gas pipeline investments	32	—	—	—	—	32
Wholesale gas services	2,095	—	—	—	—	2,095
Gas marketing services	440	—	—	—	—	440
Other natural gas revenues	42	—	—	—	—	42
Total other natural gas revenues	2,609	—	—	—	—	2,609
Other revenues	1,035	153	407	19	12	—
Total revenue from contracts with customers	22,596	6,152	8,418	1,271	1,220	5,598
Other revenue sources(a)	4,266	(27)	(10)	(7)	718	3,637
Other adjustments(b)	(5,443)	—	—	—	—	(5,443)
Total operating revenues	$21,419	$6,125	$8,408	$1,264	$1,938	$3,792

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
2018
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
(a)Other revenue sources relate to revenues from customers accounted for as derivatives and leases, alternative revenue programs at Southern Company Gas, and cost recovery mechanisms and revenues that meet other scope exceptions for revenues from contracts with customers at the traditional electric operating companies.
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

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
Contract Balances
The following table reflects the closing balances of receivables, contract assets, and contract liabilities related to revenues from contracts with customers at December 31, 2020 and 2019:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Accounts Receivables
As of December 31, 2020	$2,614	$632	$806	$77	$112	$788
As of December 31, 2019	2,413	586	688	79	97	749
Contract Assets
As of December 31, 2020	$158	$2	$71	$—	$—	$—
As of December 31, 2019	117	—	69	—	—	—
Contract Liabilities
As of December 31, 2020	$61	$6	$27	$1	$1	$1
As of December 31, 2019	52	10	13	—	1	1
As of December 31, 2020 and 2019, Georgia Power had contract assets primarily related to unregulated service agreements, where payment is contingent on project completion, and fixed retail customer bill programs, where the payment is contingent upon Georgia Power's continued performance and the customer's continued participation in the program over a one-year contract term. Contract liabilities for Georgia Power relate to cash collections recognized in advance of revenue for certain unregulated service agreements. Alabama Power had contract liabilities for outstanding performance obligations primarily related to pole attachment and extended service agreements. Southern Company's unregulated distributed generation business had contract assets of $81 million and $40 million at December 31, 2020 and 2019, respectively, and contract liabilities of $27 million and $28 million at December 31, 2020 and 2019, respectively, for outstanding performance obligations.
The following table reflects revenue from contracts with customers recognized in 2020 and 2019 included in the contract liability at December 31, 2019 and December 31, 2018, respectively, for the applicable Registrants:

	Southern Company	Alabama Power	Georgia Power	Southern Power	Southern Company Gas
	(in millions)
Revenue Recognized
2020	$33	$10	$8	$1	$1
2019	30	11	6	11	2

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
Remaining Performance Obligations
The traditional electric operating companies and Southern Power have long-term contracts with customers in which revenues are recognized as performance obligations are satisfied over the contract term. These contracts primarily relate to PPAs whereby the traditional electric operating companies and Southern Power provide electricity and generation capacity to a customer. The revenue recognized for the delivery of electricity is variable; however, certain PPAs include a fixed payment for fixed generation capacity over the term of the contract. Southern Company's unregulated distributed generation business also has partially satisfied performance obligations related to certain fixed price contracts. Revenues from contracts with customers related to these performance obligations remaining at December 31, 2020 are expected to be recognized as follows:

	2021	2022	2023	2024	2025	Thereafter
	(in millions)
Southern Company	$547	$395	$338	$326	$306	$2,634
Alabama Power	33	31	24	7	5	—
Georgia Power	75	46	35	24	21	42
Southern Power	285	287	280	296	280	2,610
Revenue expected to be recognized for performance obligations remaining at December 31, 2020 was immaterial for Mississippi Power.
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
The Registrants' property, plant, and equipment in service consisted of the following at December 31, 2020 and 2019:

At December 31, 2020:	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Electric utilities:
Generation	$52,179	$16,201	$18,675	$2,819	$13,872	$—
Transmission	12,879	5,033	6,951	856	—	—
Distribution	20,958	8,248	11,622	1,088	—	—
General/other	5,072	2,334	2,434	248	32	—
Electric utilities' plant in service	91,088	31,816	39,682	5,011	13,904	—
Southern Company Gas:
Natural gas distribution utilities transportation and distribution	14,610	—	—	—	—	14,610
Storage facilities	1,752	—	—	—	—	1,752
Other	1,249	—	—	—	—	1,249
Southern Company Gas plant in service	17,611	—	—	—	—	17,611
Other plant in service	1,817	—	—	—	—	—
Total plant in service	$110,516	$31,816	$39,682	$5,011	$13,904	$17,611

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report

At December 31, 2019:	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Electric utilities:
Generation	$50,329	$15,329	$18,341	$2,786	$13,241	$—
Transmission	12,157	4,719	6,590	808	—	—
Distribution	19,846	7,798	11,024	1,024	—	—
General/other	4,650	2,177	2,182	239	29	—
Electric utilities' plant in service	86,982	30,023	38,137	4,857	13,270	—
Southern Company Gas:
Natural gas distribution utilities transportation and distribution	13,518	—	—	—	—	13,518
Storage facilities	1,634	—	—	—	—	1,634
Other	1,192	—	—	—	—	1,192
Southern Company Gas plant in service	16,344	—	—	—	—	16,344
Other plant in service	1,788	—	—	—	—	—
Total plant in service	$105,114	$30,023	$38,137	$4,857	$13,270	$16,344
The cost of replacements of property, exclusive of minor items of property, is capitalized. The cost of maintenance, repairs, and replacement of minor items of property is charged to other operations and maintenance expenses as incurred or performed with the exception of nuclear refueling costs and certain maintenance costs including those described below.
In accordance with orders from their respective state PSCs, Alabama Power and Georgia Power defer nuclear refueling outage operations and maintenance expenses to a regulatory asset when the charges are incurred. Alabama Power amortizes the costs over a subsequent 18-month period with Plant Farley's fall outage cost amortization beginning in January of the following year and spring outage cost amortization beginning in July of the same year. Georgia Power amortizes its costs over each unit's operating cycle, or 18 months for Plant Vogtle Units 1 and 2 and 24 months for Plant Hatch Units 1 and 2. Georgia Power's amortization period begins the month the refueling outage starts.
A portion of Mississippi Power's railway track maintenance costs is charged to fuel stock and recovered through Mississippi Power's fuel clause.
The portion of Southern Company Gas' non-working gas used to maintain the structural integrity of natural gas storage facilities that is considered to be non-recoverable is depreciated, while the recoverable or retained portion is not depreciated.
See Note 9 for information on finance lease right-of-use (ROU) assets, net, which are included in property, plant, and equipment.
The Registrants have deferred certain implementation costs related to cloud hosting arrangements. Once a hosted software is placed into service, the related deferred costs are amortized on a straight-line basis over the remaining expected hosting arrangement term, including any renewal options that are reasonably certain of exercise. The amortization is reflected with the associated cloud hosting fees, which are generally reflected in other operations and maintenance expenses on the Registrants' statements of income. At December 31, 2020, deferred cloud implementation costs, which are generally included in other deferred charges and assets on the Registrants' balance sheets, are as follows:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
At December 31, 2020:
Deferred cloud implementation costs	$162	$38	$58	$7	$9	$17

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
Depreciation and Amortization
The traditional electric operating companies' and Southern Company Gas' depreciation of the original cost of utility plant in service is provided primarily by using composite straight-line rates. The approximate rates for 2020, 2019, and 2018 are as follows:

	2020	2019	2018
Alabama Power	2.6%	3.1%	3.0%
Georgia Power	3.0%	2.6%	2.6%
Mississippi Power	3.7%	3.7%	4.2%
Southern Company Gas	2.8%	2.9%	2.9%
Depreciation studies are conducted periodically to update the composite rates. These studies are filed with the respective state PSC and/or other applicable state and federal regulatory agencies for the traditional electric operating companies and the natural gas distribution utilities. During 2020, Georgia Power, Mississippi Power, and Atlanta Gas Light revised their depreciation rates in accordance with base rate case approvals by their respective PSCs. The revised rates were effective January 1, 2020 for Georgia Power and Atlanta Gas Light and April 1, 2020 for Mississippi Power. See Note 2 for additional information.
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
At December 31, 2020 and 2019, accumulated depreciation for Southern Company and Southern Company Gas consisted of utility plant in service totaling $31.6 billion and $30.0 billion, respectively, for Southern Company and $4.6 billion and $4.5 billion, respectively, for Southern Company Gas, as well as other plant in service totaling $817 million and $732 million, respectively, for Southern Company and $195 million and $155 million, respectively, for Southern Company Gas. Other plant in service includes the non-utility assets of Southern Company Gas, as well as, for Southern Company, certain other non-utility subsidiaries. Depreciation of the original cost of other plant in service is provided primarily on a straight-line basis over estimated useful lives. Useful lives for Southern Company Gas's non-utility assets range from five to 12 years for transportation equipment, 30 to 75 years for storage facilities, and up to 75 years for other assets. Useful lives for the assets of Southern Company's other non-utility subsidiaries range up to 37 years.
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

Southern Power Generating Facility	Useful life
Natural gas	Up to 50 years(*)
Solar	Up to 35 years
Wind	Up to 30 years
(*)Effective January 1, 2020, Southern Power revised the depreciable lives of its natural gas generating facilities from up to 45 years to up to 50 years. This revision resulted in an immaterial decrease in depreciation for 2020.
When Southern Power's depreciable property, plant, and equipment is retired, or otherwise disposed of in the normal course of business, the applicable cost and accumulated depreciation is removed and a gain or loss is recognized in the statements of income. Southern Power reviews its estimated useful lives and salvage values on an ongoing basis. The results of these reviews could result in changes which could have a material impact on Southern Power's net income.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
Joint Ownership Agreements
At December 31, 2020, the Registrants' percentage ownership and investment (exclusive of nuclear fuel) in jointly-owned facilities in commercial operation were as follows:

Facility (Type)	Percent Ownership		Plant in Service	Accumulated Depreciation	CWIP
			(in millions)
Alabama Power
Greene County (natural gas) Units 1 and 2	60.0%	(a)	$189	$76	$2
Plant Miller (coal) Units 1 and 2	91.8	(b)	2,107	650	24

Georgia Power
Plant Hatch (nuclear)	50.1%	(c)	$1,352	$624	$37
Plant Vogtle (nuclear) Units 1 and 2	45.7	(c)	3,592	2,221	55
Plant Scherer (coal) Units 1 and 2	8.4	(c)	279	98	1
Plant Scherer (coal) Unit 3	75.0	(c)	1,320	520	4
Plant Wansley (coal)	53.5	(c)	1,068	418	10
Rocky Mountain (pumped storage)	25.4	(d)	183	144	1

Mississippi Power
Greene County (natural gas) Units 1 and 2	40.0%	(a)	$122	$54	$1
Plant Daniel (coal) Units 1 and 2	50.0	(e)	775	238	15

Southern Company Gas
Dalton Pipeline (natural gas pipeline)	50.0%	(f)	$271	$15	$—
(a)Jointly owned by Alabama Power and Mississippi Power and operated and maintained by Alabama Power.
(b)Jointly owned with PowerSouth and operated and maintained by Alabama Power.
(c)Georgia Power owns undivided interests in Plants Hatch, Vogtle Units 1 and 2, Scherer, and Wansley in varying amounts jointly with one or more of the following entities: OPC, MEAG Power, Dalton, Florida Power & Light Company, JEA, and Gulf Power. Georgia Power has been contracted to operate and maintain the plants as agent for the co-owners and is jointly and severally liable for third party claims related to these plants.
(d)Jointly owned with OPC, which is the operator of the plant.
(e)Jointly owned by Gulf Power and Mississippi Power. In accordance with the operating agreement, Mississippi Power acts as Gulf Power's agent with respect to the operation and maintenance of these units. See Note 3 under "Other Matters – Mississippi Power – Plant Daniel" for information regarding a commitment between Mississippi Power and Gulf Power to seek a restructuring of their 50% undivided ownership interests in Plant Daniel.
(f)Jointly owned with The Williams Companies, Inc., the Dalton Pipeline is a 115-mile natural gas pipeline that serves as an extension of the Transcontinental Gas Pipe Line Company, LLC pipeline system into northwest Georgia. Southern Company Gas leases its 50% undivided ownership for approximately $26 million annually through 2042. The lessee is responsible for maintaining the pipeline during the lease term and for providing service to transportation customers under its FERC-regulated tariff.
Georgia Power also owns 45.7% of Plant Vogtle Units 3 and 4, which are currently under construction and had a CWIP balance of $7.3 billion at December 31, 2020, excluding estimated probable losses recorded in 2018 and 2020. See Note 2 under "Georgia Power – Nuclear Construction" for additional information.
The Registrants' proportionate share of their jointly-owned facility operating expenses is included in the corresponding operating expenses in the statements of income and each Registrant is responsible for providing its own financing.
Assets Subject to Lien
In 2018, the Mississippi PSC approved executed agreements between Mississippi Power and its largest retail customer, Chevron Products Company (Chevron), for Mississippi Power to continue providing retail service to the Chevron refinery in Pascagoula, Mississippi through 2038. The agreements grant Chevron a security interest in the co-generation assets owned by Mississippi Power, with a lease receivable balance of $138 million at December 31, 2020, located at the refinery that is exercisable upon the occurrence of (i) certain bankruptcy events or (ii) other events of default coupled with specific reductions in steam output at the facility and a downgrade of Mississippi Power's credit rating to below investment grade by two of the three rating agencies.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
See Note 8 under "Long-term Debt" for information regarding debt secured by certain assets of Georgia Power, Mississippi Power, and Southern Company Gas.
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
The ARO liabilities for the traditional electric operating companies primarily relate to facilities that are subject to the CCR Rule and the related state rules, principally ash ponds. In addition, Alabama Power and Georgia Power have retirement obligations related to the decommissioning of nuclear facilities (Alabama Power's Plant Farley and Georgia Power's ownership interests in Plant Hatch and Plant Vogtle Units 1 and 2). See "Nuclear Decommissioning" herein for additional information. Other significant AROs include various landfill sites and asbestos removal for Alabama Power, Georgia Power, and Mississippi Power and gypsum cells and mine reclamation for Mississippi Power. The ARO liability for Southern Power primarily relates to its solar and wind facilities, which are located on long-term land leases requiring the restoration of land at the end of the lease.
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
Details of the AROs included in the balance sheets are as follows:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power(*)
	(in millions)
Balance at December 31, 2018	$9,394	$3,210	$5,829	$160	$84
Liabilities incurred	37	—	35	1	1
Liabilities settled	(328)	(127)	(151)	(35)	—
Accretion	402	145	243	7	4
Cash flow revisions	281	312	(172)	57	—
Balance at December 31, 2019	$9,786	$3,540	$5,784	$190	$89
Liabilities incurred	19	—	10	—	9
Liabilities settled	(442)	(219)	(185)	(22)	—
Accretion	409	152	238	8	4
Cash flow revisions	912	501	418	—	(7)
Balance at December 31, 2020	$10,684	$3,974	$6,265	$176	$95
(*)Included in other deferred credits and liabilities on Southern Power's consolidated balance sheets.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
During 2019, Alabama Power recorded increases totaling approximately $312 million to its AROs primarily related to the CCR Rule and the related state rule based on management's completion of closure designs during the second and third quarters 2019 under the planned closure-in-place methodology for all but one of its ash pond facilities. During 2019, Mississippi Power recorded an increase of approximately $57 million to its AROs related to the CCR Rule, primarily associated with the ash pond facility at Plant Greene County, which is jointly owned with Alabama Power. During 2020, Alabama Power recorded increases totaling approximately $501 million to its AROs related to the CCR Rule and the related state rule primarily as a result of management's completion of the closure design for the remaining ash pond and the addition of a water treatment system to the design of another ash pond. The additional estimated costs to close these ash ponds under the planned closure-in-place methodology primarily relate to inputs from contractor bids, design revisions, and changes in the expected volume of ash handling.
During the second half of 2019, Georgia Power completed an assessment of its plans to close the ash ponds at all of its generating plants in compliance with the CCR Rule and the related state rule. Cost estimates were revised to reflect further refined costs for closure plans and updates to the timing of future cash outlays. As a result, in December 2019, Georgia Power recorded a decrease of approximately $174 million to its AROs related to the CCR Rule and the related state rule. During the third quarter 2020, Georgia Power further refined the related cost estimates, including updates to long-term post-closure care requirements, market pricing, and timing of future cash outlays. As a result, in September 2020, Georgia Power recorded an increase of approximately $411 million to its AROs related to the CCR Rule and the related state rule.
The cost estimates for AROs related to the disposal of CCR are based on information at December 31, 2020 using various assumptions related to closure and post-closure costs, timing of future cash outlays, inflation and discount rates, and the potential methods for complying with the CCR Rule and the related state rules. The traditional electric operating companies have periodically updated, and expect to continue periodically updating, their related cost estimates and ARO liabilities for each CCR unit as additional information related to these assumptions becomes available. Some of these updates have been, and future updates may be, material. Additionally, the closure designs and plans in the States of Alabama and Georgia are subject to approval by environmental regulatory agencies. Absent continued recovery of ARO costs through regulated rates, results of operations, cash flows, and financial condition for Southern Company and the traditional electric operating companies could be materially impacted. See Note 2 under "Georgia Power – Rate Plans" for additional information. The ultimate outcome of these matters cannot be determined at this time.
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
The Funds at Georgia Power participate in a securities lending program through the managers of the Funds. Under this program, Georgia Power's Funds' investment securities are loaned to institutional investors for a fee. Securities loaned are fully collateralized by cash, letters of credit, and/or securities issued or guaranteed by the U.S. government or its agencies or instrumentalities. At December 31, 2020 and 2019, approximately $44 million and $28 million, respectively, of the fair market value of Georgia Power's Funds' securities were on loan and pledged to creditors under the Funds' managers' securities lending program. The fair value of the collateral received was approximately $45 million and $29 million at December 31, 2020 and 2019, respectively, and can only be sold by the borrower upon the return of the loaned securities. The collateral received is treated as a non-cash item in the statements of cash flows.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
Investment securities in the Funds for December 31, 2020 and 2019 were as follows:

	Southern Company	Alabama Power	Georgia Power
	(in millions)
At December 31, 2020:
Equity securities	$1,339	$842	$497
Debt securities	851	231	620
Other securities	111	83	28
Total investment securities in the Funds	$2,301	$1,156	$1,145

At December 31, 2019:
Equity securities	$1,159	$743	$416
Debt securities	798	218	580
Other securities	77	60	17
Total investment securities in the Funds	$2,034	$1,021	$1,013
These amounts exclude receivables related to investment income and pending investment sales and payables related to pending investment purchases. For Southern Company and Georgia Power, these amounts include Georgia Power's investment securities pledged to creditors and collateral received and excludes payables related to Georgia Power's securities lending program.
The fair value increases (decreases) of the Funds, including unrealized gains (losses) and reinvested interest and dividends and excluding the Funds' expenses, for 2020, 2019, and 2018 are shown in the table below.

	Southern Company	Alabama Power	Georgia Power
	(in millions)
Fair value increases (decreases)
2020	$280	$142	$138
2019	344	194	150
2018	(67)	(38)	(29)

Unrealized gains (losses)
At December 31, 2020	$220	$121	$99
At December 31, 2019	259	149	110
At December 31, 2018	(183)	(96)	(87)
The investment securities held in the Funds continue to be managed with a long-term focus. Accordingly, all purchases and sales within the Funds are presented separately in the statements of cash flows as investing cash flows, consistent with the nature of the securities and purpose for which the securities were acquired.
For Alabama Power, approximately $15 million and $16 million at December 31, 2020 and 2019, respectively, previously recorded in internal reserves is being transferred into the Funds through 2040 as approved by the Alabama PSC. The NRC's minimum external funding requirements are based on a generic estimate of the cost to decommission only the radioactive portions of a nuclear unit based on the size and type of reactor. Alabama Power and Georgia Power have filed plans with the NRC designed to ensure that, over time, the deposits and earnings of the Funds will provide the minimum funding amounts prescribed by the NRC.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
At December 31, 2020 and 2019, the accumulated provisions for the external decommissioning trust funds were as follows:

	2020	2019
	(in millions)
Alabama Power
Plant Farley	$1,156	$1,021

Georgia Power
Plant Hatch	$716	$634
Plant Vogtle Units 1 and 2	429	379
Total	$1,145	$1,013
Site study cost is the estimate to decommission a specific facility as of the site study year. The decommissioning cost estimates are based on prompt dismantlement and removal of the plant from service. The actual decommissioning costs may vary from these estimates because of changes in the assumed date of decommissioning, changes in NRC requirements, or changes in the assumptions used in making these estimates. The estimated costs of decommissioning at December 31, 2020 based on the most current studies, which were each performed in 2018, were as follows:

	Plant Farley	Plant Hatch(*)	Plant Vogtle Units 1 and 2(*)
Decommissioning periods:
Beginning year	2037	2034	2047
Completion year	2076	2075	2079
	(in millions)
Site study costs:
Radiated structures	$1,234	$734	$601
Spent fuel management	387	172	162
Non-radiated structures	99	56	79
Total site study costs	$1,720	$962	$842
(*)Based on Georgia Power's ownership interests.
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
Effective January 1, 2020, in connection with the 2019 ARP, Georgia Power's annual decommissioning cost for ratemaking is a total of $4 million for Plant Hatch and Plant Vogtle Units 1 and 2. Georgia Power's annual decommissioning cost for ratemaking in 2019 totaled $5 million.
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
Southern Company and Subsidiary Companies 2020 Annual Report
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
SEGCO
Alabama Power and Georgia Power own equally all of the outstanding capital stock of SEGCO, which owns electric generating units with a total rated capacity of 1,020 MWs, as well as associated transmission facilities. Alabama Power and Georgia Power account for SEGCO using the equity method; Southern Company consolidates SEGCO. The capacity of these units is sold equally to Alabama Power and Georgia Power. Alabama Power and Georgia Power make payments sufficient to provide for the operating expenses, taxes, interest expense, and a ROE. The share of purchased power included in purchased power, affiliates in the statements of income totaled $67 million in 2020, $93 million in 2019, and $102 million in 2018 for Alabama Power and $69 million in 2020, $95 million in 2019, and $105 million in 2018 for Georgia Power.
SEGCO paid dividends of $12 million in 2020, $14 million in 2019, and $18 million in 2018, one half of which were paid to each of Alabama Power and Georgia Power. In addition, Alabama Power and Georgia Power each recognize 50% of SEGCO's net income.
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
SP Solar and SP Wind
In 2018, Southern Power sold a noncontrolling 33% limited partnership interest in SP Solar to Global Atlantic Financial Group Limited (Global Atlantic). See Note 15 under "Southern Power" for additional information. A wholly-owned subsidiary of Southern Power is the general partner and holds a 1% ownership interest in SP Solar and another wholly-owned subsidiary of Southern Power owns the remaining 66% ownership in SP Solar. SP Solar qualifies as a VIE since the arrangement is structured as a limited partnership and the 33% limited partner does not have substantive kick-out rights against the general partner.
At December 31, 2020 and 2019, SP Solar had total assets of $6.1 billion and $6.4 billion, respectively, total liabilities of $387 million and $381 million, respectively, and noncontrolling interests of $1.1 billion. Cash distributions from SP Solar are allocated 67% to Southern Power and 33% to Global Atlantic in accordance with their partnership interest percentage. Under the terms of the limited partnership agreement, distributions without limited partner consent are limited to available cash and SP Solar is obligated to distribute all such available cash to its partners each quarter. Available cash includes all cash generated in the quarter subject to the maintenance of appropriate operating reserves.
In 2018, Southern Power sold a noncontrolling tax-equity interest in SP Wind to three financial investors. SP Wind owns eight operating wind farms. See Note 15 under "Southern Power" for additional information. Southern Power owns 100% of the Class B membership interests and the three financial investors own 100% of the Class A membership interests. SP Wind qualifies as a VIE since the structure of the arrangement is similar to a limited partnership and the Class A members do not have substantive kick-out rights against Southern Power.
At December 31, 2020 and 2019, SP Wind had total assets of $2.4 billion and $2.5 billion, respectively, total liabilities of $138 million and $128 million, respectively, and noncontrolling interests of $43 million and $45 million, respectively. Under the terms of the limited liability agreement, distributions without Class A member consent are limited to available cash and SP Wind is obligated to distribute all such available cash to its members each quarter. Available cash includes all cash generated in the

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
quarter subject to the maintenance of appropriate operating reserves. Cash distributions from SP Wind are generally allocated 60% to Southern Power and 40% to the three financial investors in accordance with the limited liability agreement.
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
At December 31, 2020 and 2019, the other VIEs had total assets of $1.1 billion, total liabilities of $110 million and $104 million, respectively, and noncontrolling interests of $454 million and $409 million, respectively. Under the terms of the partnership agreements, distributions of all available cash are required each month or quarter and additional distributions require partner consent.
Equity Method Investments
At December 31, 2020 and 2019, Southern Power had equity method investments in wind and battery storage projects totaling $19 million and $28 million, respectively.
Southern Company Gas
Equity Method Investments
The carrying amounts of Southern Company Gas' equity method investments at December 31, 2020 and 2019 and related income from those investments for the years ended December 31, 2020, 2019, and 2018 were as follows:

Investment Balance	2020	2019(a)
	(in millions)
SNG(b)	$1,167	$1,137
PennEast Pipeline(c)	91	82
Other	32	32
Total	$1,290	$1,251
(a)Excludes investments in Atlantic Coast Pipeline and Pivotal JAX LNG classified as held for sale at December 31, 2019. See Note 15 under "Assets Held for Sale" for additional information.
(b)Increase primarily relates to a capital contribution, partially offset by the continued amortization of deferred tax assets established upon acquisition.
(c)See Note 3 under "Other Matters – Southern Company Gas" for additional information.

Earnings from Equity Method Investments	2020	2019	2018
	(in millions)
SNG	$129	$141	$131
Atlantic Coast Pipeline(a)(b)	3	13	7
PennEast Pipeline(a)	7	6	5
Other(c)	2	(3)	5
Total	$141	$157	$148
(a)Earnings primarily result from AFUDC equity recorded by the project entity.
(b)On March 24, 2020, Southern Company Gas completed the sale of its interest in Atlantic Coast Pipeline. See Note 15 under "Southern Company Gas" for additional information.
(c)In May 2019, Southern Company Gas sold its investment in Triton, a cargo container leasing company that was aggregated into Southern Company Gas' all other segment. On March 24, 2020, Southern Company Gas completed the sale of its interest in Pivotal LNG. See Note 15 under "Southern Company Gas" for additional information.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
8. FINANCING
Long-term Debt
Details of long-term debt at December 31, 2020 and 2019 are provided in the following table:

	At December 31, 2020		Balance Outstanding at December 31,
	Maturity	Weighted Average Interest Rate	2020	2019
			(in millions)
Southern Company
Senior notes(a)	2021-2050	3.78%	$30,850	$30,023
Junior subordinated notes	2024-2080	4.30%	7,295	5,295
FFB loans(b)	2021-2044	2.92%	4,618	3,843
Pollution control revenue bonds(c)	2021-2053	1.11%	2,675	2,963
First mortgage bonds(d)	2023-2060	3.71%	1,900	1,575
Other revenue bonds(e)	2021-2040	6.45%	320	320
Debt payable to affiliated trusts(f)	2042	3.33%	206	206
Medium-term notes	2021-2027	7.88%	160	160
Other long-term debt	2021-2023	0.83%	370	145
Finance lease obligations(g)			231	226
Unamortized fair value adjustment			393	430
Unamortized debt premium (discount), net			(201)	(152)
Unamortized debt issuance expenses			(237)	(247)
Total long-term debt			48,580	44,787
Less: Amount due within one year			3,507	2,989
Total long-term debt excluding amount due within one year			$45,073	$41,798
Alabama Power
Senior notes	2021-2049	4.03%	$7,625	$7,275
Pollution control revenue bonds(c)	2021-2038	0.53%	1,060	1,060
Debt payable to affiliated trusts(f)	2042	3.33%	206	206
Other long-term debt	2021	1.20%	45	45
Finance lease obligations(g)			5	4
Unamortized debt premium (discount), net			(16)	(14)
Unamortized debt issuance expenses			(56)	(55)
Total long-term debt			8,869	8,521
Less: Amount due within one year			311	251
Total long-term debt excluding amount due within one year			$8,558	$8,270
Georgia Power
Senior notes	2021-2050	3.59%	$6,400	$5,850
Junior subordinated notes	2077	5.00%	270	270
FFB loans(b)	2021-2044	2.92%	4,618	3,843
Pollution control revenue bonds(c)	2025-2053	1.47%	1,538	1,821
Other long-term debt	2021	0.65%	125	—
Finance lease obligations(g)			145	156
Unamortized debt premium (discount), net			(12)	(7)
Unamortized debt issuance expenses			(114)	(117)
Total long-term debt			12,970	11,816
Less: Amount due within one year			542	1,025
Total long-term debt excluding amount due within one year			$12,428	$10,791

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report

	At December 31, 2020		Balance Outstanding at December 31,
	Maturity	Weighted Average Interest Rate	2020	2019
			(in millions)
Mississippi Power
Senior notes	2028-2042	4.23%	$900	$1,175
Pollution control revenue bonds(c)	2025-2028	1.86%	76	83
Other revenue bonds(e)	2021-2040	6.45%	320	320
Other long-term debt	2021-2023	1.00%	100	—
Finance lease obligations(g)			19	—
Unamortized debt premium (discount), net			11	19
Unamortized debt issuance expenses			(7)	(8)
Total long-term debt			1,419	1,589
Less: Amount due within one year			406	281
Total long-term debt excluding amount due within one year			$1,013	$1,308
Southern Power
Senior notes(a)	2021-2046	3.96%	$3,714	$4,425
Unamortized debt premium (discount), net			(6)	(8)
Unamortized debt issuance expenses			(16)	(19)
Total long-term debt			3,692	4,398
Less: Amount due within one year			299	824
Total long-term debt excluding amount due within one year			$3,393	$3,574
Southern Company Gas
Senior notes	2021-2047	4.01%	$4,200	$3,700
First mortgage bonds(d)	2023-2060	3.71%	1,900	1,575
Medium-term notes	2021-2027	7.88%	160	160
Unamortized fair value adjustment			393	430
Unamortized debt premium (discount), net			(27)	(20)
Total long-term debt			6,626	5,845
Less: Amount due within one year			333	—
Total long-term debt excluding amount due within one year			$6,293	$5,845
(a)Includes a fair value gain (loss) of $109 million and $(5) million at December 31, 2020 and 2019, respectively, related to Southern Power's foreign currency hedge on its €1.1 billion senior notes.
(b)Secured by a first priority lien on (i) Georgia Power's 45.7% undivided ownership interest in Plant Vogtle Units 3 and 4 (primarily the units under construction, the related real property, and any nuclear fuel loaded in the reactor core) and (ii) Georgia Power's rights and obligations under the principal contracts relating to Plant Vogtle Units 3 and 4. See "DOE Loan Guarantee Borrowings" for additional information.
(c)Pollution control revenue bond obligations represent loans to the traditional electric operating companies from public authorities of funds derived from sales by such authorities of revenue bonds issued to finance pollution control and solid waste disposal facilities. In some cases, the pollution control revenue bond obligations represent obligations under installment sales agreements with respect to facilities constructed with the proceeds of revenue bonds issued by public authorities. The traditional electric operating companies are required to make payments sufficient for the authorities to meet principal and interest requirements of such bonds. Proceeds from certain issuances are restricted until qualifying expenditures are incurred.
(d)Secured by substantially all of Nicor Gas' properties.
(e)At December 31, 2020 and 2019, Mississippi Power had $270 million aggregate principal amount outstanding of Mississippi Business Finance Corporation Taxable Revenue Bonds, 7.13% Series 1999A due October 20, 2021, which are secured by Plant Daniel Units 3 and 4 and certain related personal property. Mississippi Power assumed the obligations in 2011 in connection with its election under its operating lease of Plant Daniel Units 3 and 4 to purchase the assets and recorded the bonds at fair value. At December 31, 2020 and 2019, Mississippi Power also had $50 million of tax-exempt revenue bond obligations outstanding representing loans to Mississippi Power through the Mississippi Business Finance Corporation issued to finance a portion of the costs of constructing the Kemper County energy facility.
(f)Alabama Power has formed a wholly-owned trust subsidiary for the purpose of issuing preferred securities. The proceeds of the related equity investments and preferred security sales were loaned back to Alabama Power through the issuance of junior subordinated notes, which constitute substantially all of the assets of this trust. Alabama Power considers that the mechanisms and obligations relating to the preferred securities issued for its benefit, taken together, constitute a full and unconditional guarantee by it of the trust's payment obligations with respect to these securities. See Note 1 under "Variable Interest Entities" for additional information on the accounting treatment for this trust and the related securities.
(g)Secured by the underlying lease ROU asset. See Note 9 for additional information.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
Maturities of long-term debt for the next five years are as follows:

	Southern Company(a)	Alabama Power	Georgia Power(b)	Mississippi Power(c)	Southern Power(d)	Southern Company Gas
	(in millions)
2021	$3,506	$311	$542	$406	$300	$330
2022	3,707	751	488	16	677	46
2023	3,131	301	889	1	290	400
2024	509	22	491	1	—	—
2025	1,191	250	138	12	500	300
(a)Amount for 2022 includes junior subordinated notes totaling $1.725 billion at the parent entity with final maturity dates in 2024 and 2027 (one half in each year); however, in connection with related stock purchase contracts, Southern Company has agreed to remarket the notes in 2022. See "Equity Units" herein for additional information. Also see notes (b), (c), and (d) below.
(b)Amounts include principal amortization related to the FFB borrowings; however, the final maturity date is February 20, 2044. See "DOE Loan Guarantee Borrowings" herein for additional information.
(c)Amount for 2021 includes $50 million and $25 million of long-term debt with final maturity dates in 2040 and 2023, respectively, that Mississippi Power intends to repay in 2021.
(d)Southern Power's 2022 maturity represents euro-denominated debt at the U.S. dollar denominated hedge settlement amount.
DOE Loan Guarantee Borrowings
Pursuant to the loan guarantee program established under Title XVII of the Energy Policy Act of 2005 (Title XVII Loan Guarantee Program), Georgia Power and the DOE entered into a loan guarantee agreement in 2014 and the Amended and Restated Loan Guarantee Agreement in March 2019. Under the Amended and Restated Loan Guarantee Agreement, the DOE agreed to guarantee the obligations of Georgia Power under the FFB Credit Facilities. Under the FFB Credit Facilities, Georgia Power may make term loan borrowings through the FFB in an amount up to approximately $5.130 billion, provided that total aggregate borrowings under the FFB Credit Facilities may not exceed 70% of (i) Eligible Project Costs minus (ii) approximately $1.492 billion (reflecting the amounts received by Georgia Power under the Guarantee Settlement Agreement less the related customer refunds).
In June and December 2020, Georgia Power made borrowings under the FFB Credit Facilities in an aggregate principal amount of $519 million and $329 million, respectively, at an interest rate of 1.652% and 1.737%, respectively, through the final maturity date of February 20, 2044. During 2020, Georgia Power made principal amortization payments of $73 million under the FFB Credit Facilities. At December 31, 2020 and 2019, Georgia Power had $4.6 billion and $3.8 billion of borrowings outstanding under the FFB Credit Facilities, respectively.
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
Upon satisfaction of all conditions described above, advances may be requested on a quarterly basis through 2023. The final maturity date for each advance under the FFB Credit Facilities is February 20, 2044. Interest is payable quarterly and principal payments began on February 20, 2020. Borrowings under the FFB Credit Facilities will bear interest at the applicable U.S. Treasury rate plus a spread equal to 0.375%.
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
Southern Company and Subsidiary Companies 2020 Annual Report
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
As discussed under "Long-term Debt" herein, the Registrants had secured debt outstanding at December 31, 2020 and 2019. Each Registrant's senior notes, junior subordinated notes, pollution control and other revenue bond obligations, bank term loans, credit facility borrowings, and notes payable are effectively subordinated to all secured debt of each respective Registrant.
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
Each Stock Purchase Contract obligates the holder to purchase, and Southern Company to sell, for $50 a number of shares of Southern Company common stock determined based on the applicable market value (as determined under the related Stock Purchase Contract) in accordance with the conversion ratios set forth below (subject to anti-dilution adjustments):
•If the applicable market value is equal to or greater than $68.64, 0.7284 shares.
•If the applicable market value is less than $68.64 but greater than $57.20, a number of shares equal to $50 divided by the applicable market value.
•If the applicable market value is less than or equal to $57.20, 0.8741 shares.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
A holder's ownership interest in the RSNs is pledged to Southern Company to secure the holder's obligation under the related Stock Purchase Contract. If a holder of a Stock Purchase Contract chooses at any time to have its RSNs released from the pledge, such holder's obligation under such Stock Purchase Contract must be secured by a U.S. Treasury security equal to the aggregate principal amount of the RSNs. At the time of issuance, the RSNs were recorded on Southern Company's consolidated balance sheet as long-term debt and the present value of the contract adjustment payments of $198 million was recorded as a liability, representing the obligation to make contract adjustment payments, with an offsetting reduction to paid-in capital. The liability balance at December 31, 2020 was $119 million, of which $67 million was classified as current. The difference between the face value and present value of the contract adjustment payments is being accreted to interest expense on the consolidated statements of income over the three-year period ending in 2022. The liability recorded for the contract adjustment payments is considered non-cash and excluded from the consolidated statements of cash flows. To settle the Stock Purchase Contracts, Southern Company will be required to issue a maximum of 30.2 million shares of common stock (subject to anti-dilution adjustments and a make-whole adjustment if certain fundamental changes occur).
Bank Credit Arrangements
At December 31, 2020, committed credit arrangements with banks were as follows:

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
(a)Does not include Southern Power Company's $75 million and $60 million continuing letter of credit facilities for standby letters of credit expiring in 2023, of which $5 million and $11 million, respectively, was unused at December 31, 2020. In December 2020, Southern Power amended its $120 million letter of credit facility, which, among other things, extended the expiration date from 2021 to 2023 and reduced the amount to $75 million. Southern Power's subsidiaries are not parties to its bank credit arrangements or letter of credit facilities.
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
The bank credit arrangements require payment of commitment fees based on the unused portion of the commitments. Commitment fees average less than 1/4 of 1% for the Registrants and Nicor Gas. Subject to applicable market conditions, Southern Company and its subsidiaries expect to renew or replace their bank credit arrangements as needed, prior to expiration. In connection therewith, Southern Company and its subsidiaries may extend the maturity dates and/or increase or decrease the lending commitments thereunder.
These bank credit arrangements, as well as the term loan arrangements of the Registrants and SEGCO, contain covenants that limit debt levels and contain cross-acceleration or, in the case of Southern Power, cross-default provisions to other indebtedness (including guarantee obligations) that are restricted only to the indebtedness of the individual company. Such cross-default provisions to other indebtedness would trigger an event of default if Southern Power defaulted on indebtedness or guarantee obligations over a specified threshold. Such cross-acceleration provisions to other indebtedness would trigger an event of default if the applicable borrower defaulted on indebtedness, the payment of which was then accelerated. Southern Company's, Southern Company Gas', and Nicor Gas' credit arrangements contain covenants that limit debt levels to 70% of total capitalization, as defined in the agreements, and the other subsidiaries' bank credit arrangements contain covenants that limit debt levels to 65% of total capitalization, as defined in the agreements. For purposes of these definitions, debt excludes the long-term debt payable to affiliated trusts and, in certain arrangements, other hybrid securities. Additionally, for Southern Company and Southern Power, for purposes of these definitions, debt excludes any project debt incurred by certain subsidiaries of Southern Power to the extent such debt is non-recourse to Southern Power and capitalization excludes the capital stock or other equity attributable to such

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
subsidiaries. At December 31, 2020, the Registrants, Nicor Gas, and SEGCO were in compliance with all such covenants. None of the bank credit arrangements contain material adverse change clauses at the time of borrowings.
A portion of the unused credit with banks is allocated to provide liquidity support to the revenue bonds of the traditional electric operating companies and the commercial paper programs of the Registrants and Nicor Gas. The amount of variable rate revenue bonds of the traditional electric operating companies outstanding requiring liquidity support at December 31, 2020 was approximately $1.4 billion (comprised of approximately $854 million at Alabama Power, $550 million at Georgia Power, and $34 million at Mississippi Power). In addition, at December 31, 2020, Georgia Power and Mississippi Power had approximately $174 million and $50 million, respectively, of fixed rate revenue bonds outstanding that are required to be remarketed within the next 12 months.
At December 31, 2020 and 2019, Southern Power had $105 million and $104 million, respectively, of cash collateral posted related to PPA requirements, which is included in other deferred charges and assets on Southern Power's consolidated balance sheets.
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
Southern Company and Subsidiary Companies 2020 Annual Report
Commercial paper and short-term bank term loans are included in notes payable in the balance sheets. Details of short-term borrowings for the applicable Registrants were as follows:

	Notes Payable at December 31, 2020		Notes Payable at December 31, 2019
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
	(in millions)		(in millions)
Southern Company
Commercial paper	$609	0.3%	$1,705	2.1%
Short-term bank debt	—	—%	350	2.3%
Total	$609	0.3%	$2,055	2.1%

Georgia Power
Commercial paper	$60	0.3%	$115	2.1%
Short-term bank debt	—	—%	250	2.2%
Total	$60	0.3%	$365	2.2%

Mississippi Power
Commercial paper	$25	0.4%	$—	—%

Southern Power
Commercial paper	$175	0.3%	$449	2.1%
Short-term bank debt	—	—%	100	2.6%
Total	$175	0.3%	$549	2.2%

Southern Company Gas
Commercial paper:
Southern Company Gas Capital	$220	0.3%	$372	2.1%
Nicor Gas	104	0.2%	278	1.8%
Total	$324	0.2%	$650	2.0%
See "Bank Credit Arrangements" herein for information on bank term loan covenants that limit debt levels and cross-acceleration or cross-default provisions.
Outstanding Classes of Capital Stock
Southern Company
Common Stock
Stock Issued
During 2020, Southern Company issued approximately 3.3 million shares of common stock through employee equity compensation plans and received proceeds of approximately $74 million.
See "Equity Units" herein for additional information.
Shares Reserved
At December 31, 2020, a total of 88 million shares were reserved for issuance pursuant to the Southern Investment Plan, employee savings plans, the Outside Directors Stock Plan, the Omnibus Incentive Compensation Plan (which includes stock options and performance share units as discussed in Note 12), and an at-the-market program. Of the total 88 million shares reserved, 6.8 million shares are available for awards under the Omnibus Incentive Compensation Plan at December 31, 2020.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
Diluted Earnings Per Share
For Southern Company, the only differences in computing basic and diluted earnings per share (EPS) are attributable to awards outstanding under stock-based compensation plans and the Equity Units. Earnings per share dilution resulting from stock-based compensation plans and the Equity Units issuance is determined using the treasury stock method. Shares used to compute diluted EPS were as follows:

	Average Common Stock Shares
	2020	2019	2018
	(in millions)
As reported shares	1,058	1,046	1,020
Effect of stock-based compensation	7	8	5
Diluted shares	1,065	1,054	1,025
In all years presented, an immaterial number of stock-based compensation awards was not included in the diluted EPS calculation because the awards were anti-dilutive.
The Equity Units were excluded from the calculation of diluted EPS for 2020 and 2019 as the dilutive stock price threshold was not met.
Redeemable Preferred Stock of Subsidiaries
As discussed further under "Alabama Power" herein, the preferred stock of Alabama Power is presented as "Redeemable Preferred Stock of Subsidiaries" on Southern Company's balance sheets in a manner consistent with temporary equity under applicable accounting standards.
In 2018, Mississippi Power completed the redemption of all outstanding shares and depository shares of its redeemable preferred stock totaling $33 million, as described further under "Mississippi Power" herein.
Alabama Power
Alabama Power has preferred stock, Class A preferred stock, and common stock outstanding. Alabama Power also has authorized preference stock, none of which is outstanding. Alabama Power's preferred stock and Class A preferred stock, without preference between classes, rank senior to Alabama Power's common stock with respect to payment of dividends and voluntary and involuntary dissolution. The preferred stock and Class A preferred stock of Alabama Power contain a feature that allows the holders to elect a majority of Alabama Power's board of directors if preferred dividends are not paid for four consecutive quarters. Because such a potential redemption-triggering event is not solely within the control of Alabama Power, the preferred stock and Class A preferred stock is presented as "Redeemable Preferred Stock" on Alabama Power's balance sheets in a manner consistent with temporary equity under applicable accounting standards.
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

Preferred Stock	Par Value/Stated Capital Per Share	Shares Outstanding	Redemption Price Per Share
4.92% Preferred Stock	$100	80,000	$103.23
4.72% Preferred Stock	$100	50,000	$102.18
4.64% Preferred Stock	$100	60,000	$103.14
4.60% Preferred Stock	$100	100,000	$104.20
4.52% Preferred Stock	$100	50,000	$102.93
4.20% Preferred Stock	$100	135,115	$105.00
5.00% Class A Preferred Stock	$25	10,000,000	$25.00(*)
(*)$25.50 if prior to October 1, 2022

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
Georgia Power
Georgia Power has preferred stock, Class A preferred stock, preference stock, and common stock authorized, but only common stock outstanding as of December 31, 2020 and 2019.
Mississippi Power
Mississippi Power has preferred stock and common stock authorized, but only common stock outstanding as of December 31, 2020 and 2019. In 2018, Mississippi Power completed the redemption of all outstanding shares and depository shares of its Preferred Stock.
Dividend Restrictions
The income of Southern Company is derived primarily from equity in earnings of its subsidiaries. At December 31, 2020, consolidated retained earnings included $5.6 billion of undistributed retained earnings of the subsidiaries.
The traditional electric operating companies and Southern Power can only pay dividends to Southern Company out of retained earnings or paid-in-capital.
See Note 7 under "Southern Power" for information regarding the distribution requirements for certain Southern Power subsidiaries.
By regulation, Nicor Gas is restricted, to the extent of its retained earnings balance, in the amount it can dividend or loan to affiliates and is not permitted to make money pool loans to affiliates. At December 31, 2020, the amount of Southern Company Gas' subsidiary retained earnings restricted for dividend payment totaled $1.1 billion.
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
Southern Company and Subsidiary Companies 2020 Annual Report
Lessee
As lessee, the Registrants lease certain electric generating units (including renewable energy facilities), real estate/land, communication towers, railcars, and other equipment and vehicles. The major categories of lease obligations are as follows:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
As of December 31, 2020
Electric generating units	$941	$146	$1,368	$—	$—	$—
Real estate/land	815	4	53	2	451	61
Communication towers	158	2	3	—	—	20
Railcars	42	16	23	3	—	—
Other	127	7	5	23	—	1
Total	$2,083	$175	$1,452	$28	$451	$82

As of December 31, 2019
Electric generating units	$990	$125	$1,487	$—	$—	$—
Real estate/land	782	4	54	2	398	74
Communication towers	154	2	3	—	—	18
Railcars	51	21	26	3	—	—
Other	93	8	12	1	—	—
Total	$2,070	$160	$1,582	$6	$398	$92
Real estate/land leases primarily consist of commercial real estate leases at Southern Company, Georgia Power, and Southern Company Gas and various land leases primarily associated with renewable energy facilities at Southern Power. The commercial real estate leases have remaining terms of up to 24 years while the land leases have remaining terms of up to 46 years, including renewal periods.
Communication towers are leased for the installation of equipment to provide cellular phone service to customers and to support the automated meter infrastructure programs at the traditional electric operating companies and Nicor Gas. Communication tower leases have original terms of up to 10 years with options to renew for periods up to 20 years.
Renewal options exist in many of the leases. Except as otherwise noted, the expected term used in calculating the lease obligation generally reflects only the noncancelable period of the lease as it is not considered reasonably certain that the lease will be extended. Land leases associated with renewable energy facilities at Southern Power and communication tower leases for automated meter infrastructure at Southern Company Gas include renewal periods reasonably certain of exercise resulting in an expected lease term at least equal to the expected life of the renewable energy facilities and the automated meter infrastructure, respectively.
Contracts that Contain a Lease
While not specifically structured as a lease, some of the PPAs at Alabama Power and Georgia Power are deemed to represent a lease of the underlying electric generating units when the terms of the PPA convey the right to control the use of the underlying assets. Amounts recorded for leases of electric generating units are generally based on the amount of scheduled capacity payments due over the remaining term of the PPA, which varies between three and 17 years. Georgia Power has several PPAs with Southern Power that Georgia Power accounts for as leases with a lease obligation of $575 million and $624 million at December 31, 2020 and 2019, respectively. The amount paid for energy under these affiliate PPAs reflects a price that would be paid in an arm's-length transaction as reviewed and approved by the Georgia PSC.
Short-term Leases
Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Registrants generally recognize lease expense for these leases on a straight-line basis over the lease term.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
Residual Value Guarantees
Residual value guarantees exist primarily in railcar leases at Alabama Power and Georgia Power and the amounts probable of being paid under those guarantees are included in the lease payments. All such amounts are immaterial as of December 31, 2020 and 2019.
Lease and Nonlease Components
For all asset categories, with the exception of electric generating units, gas pipelines, and real estate leases, the Registrants combine lease payments and any nonlease components, such as asset maintenance, for purposes of calculating the lease obligation and the right-of-use asset.
Balance sheet amounts recorded for operating and finance leases are as follows:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
As of December 31, 2020
Operating Leases
Operating lease ROU assets, net	$1,802	$151	$1,308	$9	$415	$81

Operating lease obligations - current	$241	$51	$151	$2	$25	$15
Operating lease obligations - non-current	1,611	119	1,156	7	426	67
Total operating lease obligations	$1,852	$170	$1,307	$9	$451	$82

Finance Leases
Finance lease ROU assets, net	$218	$5	$115	$19	$—	$—

Finance lease obligations - current	$17	$1	$9	$1	$—	$—
Finance lease obligations - non-current	214	4	136	18	—	—
Total finance lease obligations	$231	$5	$145	$19	$—	$—

As of December 31, 2019
Operating Leases
Operating lease ROU assets, net	$1,800	$132	$1,428	$6	$369	$93

Operating lease obligations - current	$229	$49	$144	$2	$22	$14
Operating lease obligations - non-current	1,615	107	1,282	4	376	78
Total operating lease obligations	$1,844	$156	$1,426	$6	$398	$92

Finance Leases
Finance lease ROU assets, net	$216	$4	$130	$—	$—	$—

Finance lease obligations - current	$21	$1	$11	$—	$—	$—
Finance lease obligations - non-current	205	3	145	—	—	—
Total finance lease obligations	$226	$4	$156	$—	$—	$—
If not presented separately on the Registrants' balance sheets, amounts related to leases are presented as follows: operating lease ROU assets, net are included in "other deferred charges and assets"; operating lease obligations are included in "other current liabilities" and "other deferred credits and liabilities," as applicable; finance lease ROU assets, net are included in "plant in service"; and finance lease obligations are included in "securities due within one year" and "long-term debt," as applicable.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
Lease costs for 2020 and 2019, which includes both amounts recognized as operations and maintenance expense and amounts capitalized as part of the cost of another asset, are as follows:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
2020
Lease cost
Operating lease cost	$309	$55	$212	$3	$29	$19
Finance lease cost:
Amortization of ROU assets	26	1	15	—	—	—
Interest on lease obligations	11	—	16	—	—	—
Total finance lease cost	37	1	31	—	—	—
Short-term lease costs	39	11	26	—	—	—
Variable lease cost	91	4	76	—	7	—
Sublease income	—	(1)	—	—	—	—
Total lease cost	$476	$70	$345	$3	$36	$19

2019
Lease cost
Operating lease cost	$310	$54	$206	$3	$28	$18
Finance lease cost:
Amortization of ROU assets	28	1	15	—	—	—
Interest on lease obligations	12	—	18	—	—	—
Total finance lease cost	40	1	33	—	—	—
Short-term lease costs	48	19	22	—	—	—
Variable lease cost	105	6	85	—	7	—
Sublease income	—	(1)	—	—	—	—
Total lease cost	$503	$79	$346	$3	$35	$18
Georgia Power has variable lease payments that are based on the amount of energy produced by certain renewable generating facilities subject to PPAs, including $39 million and $42 million in 2020 and 2019, respectively, from finance leases which are included in purchased power on Georgia Power's statements of income, $20 million of which was included in purchased power, affiliates in both 2020 and 2019.
Rent expense and PPA capacity expense related to leases for 2018, prior to the adoption of ASC 842, were as follows:

	Southern Company(a)(b)(c)	Alabama Power	Georgia Power(a)	Mississippi Power(b)	Southern Power(c)	Southern Company Gas
	(in millions)
2018:
Rent expense	$192	$23	$34	$4	$31	$15
PPA capacity expense	231	44	206	—	—	—
(a)Georgia Power's energy-only solar PPAs accounted for as leases contained contingent rent expense of $72 million, of which $29 million related to solar PPAs with Southern Power.
(b)Mississippi Power's energy-only solar PPAs accounted for as operating leases contained contingent rent expense of $10 million.
(c)Rent expense includes contingent rent expense related to Southern Power's land leases based on wind production and escalation in the Consumer Price Index for All Urban Consumers.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
Other information with respect to cash and noncash activities related to leases, as well as weighted-average lease terms and discount rates, is as follows:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
2020
Other information
Cash paid for amounts included in the measurements of lease obligations:
Operating cash flows from operating leases	$310	$55	$215	$3	$28	$18
Operating cash flows from finance leases	9	—	18	—	—	—
Financing cash flows from finance leases	22	1	11	—	—	—
ROU assets obtained in exchange for new operating lease obligations	227	63	32	—	51	4
ROU assets obtained in exchange for new finance lease obligations	10	2	—	—	—	—

2019
Other information
Cash paid for amounts included in the measurements of lease obligations:
Operating cash flows from operating leases	$323	$54	$210	$3	$27	$18
Operating cash flows from finance leases	10	—	19	—	—	—
Financing cash flows from finance leases	32	1	13	—	—	—
ROU assets obtained in exchange for new operating lease obligations	118	7	21	—	2	19
ROU assets obtained in exchange for new finance lease obligations	35	2	24	—	—	—

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
As of December 31, 2020
Weighted-average remaining lease term in years:
Operating leases	14.5	7.8	9.4	6.5	32.1	9.8
Finance leases	18.2	9.7	9.5	14.9	N/A	N/A
Weighted-average discount rate:
Operating leases	4.44%	4.14%	4.37%	3.26%	5.45%	3.67%
Finance leases	4.79%	3.20%	10.81%	2.74%	N/A	N/A

As of December 31, 2019
Weighted-average remaining lease term in years:
Operating leases	14.2	3.1	10.2	7.0	32.8	9.9
Finance leases	18.8	12.1	10.5	N/A	N/A	N/A
Weighted-average discount rate:
Operating leases	4.53%	3.33%	4.46%	4.02%	5.66%	3.7%
Finance leases	5.04%	3.60%	10.76%	N/A	N/A	N/A

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
Maturities of lease liabilities are as follows:

	As of December 31, 2020
	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Maturity Analysis
Operating leases:
2021	$300	$57	$205	$2	$30	$18
2022	287	58	202	4	25	14
2023	230	9	200	1	27	12
2024	187	6	164	1	27	11
2025	165	6	137	—	27	10
Thereafter	1,546	74	701	2	873	35
Total	2,715	210	1,609	10	1,009	100
Less: Present value discount	863	40	302	1	558	18
Operating lease obligations	$1,852	$170	$1,307	$9	$451	$82
Finance leases:
2021	$28	$1	$24	$2	$—	$—
2022	25	1	25	1	—	—
2023	22	1	25	2	—	—
2024	19	1	25	1	—	—
2025	16	—	25	2	—	—
Thereafter	246	1	109	15	—	—
Total	356	5	233	23	—	—
Less: Present value discount	125	—	88	4	—	—
Finance lease obligations	$231	$5	$145	$19	$—	$—
Payments made under PPAs at Georgia Power for energy generated from certain renewable energy facilities accounted for as operating and finance leases are considered variable lease costs and are therefore not reflected in the above maturity analysis.
As of December 31, 2020, Southern Power has additional leases that have not yet commenced, as detailed in the following table:

Southern Power
Lease category	Land
Expected commencement date	2021
Longest lease term expiration	30 years
Estimated total obligations (in millions)	$12
Lessor
The Registrants are each considered lessors in various arrangements that have been determined to contain a lease due to the customer's ability to control the use of the underlying asset owned by the applicable Registrant. For the traditional electric operating companies, these arrangements consist of outdoor lighting contracts accounted for as operating leases with initial terms of up to seven years, after which the contracts renew on a month-to-month basis at the customer's option. For Mississippi Power, these arrangements also include a tolling arrangement related to an electric generating unit accounted for as a sales-type lease with a remaining term of 18 years. For Southern Power, these arrangements consist of PPAs related to electric generating units, including renewable energy facilities, accounted for as operating leases with remaining terms of up to 26 years. Southern Company Gas is the lessor in operating leases related to gas pipelines with remaining terms of up to 22 years. For Southern

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
Company, these arrangements also include PPAs related to fuel cells accounted for as operating leases with remaining terms of up to 14 years.
Lease income for 2020 and 2019 is as follows:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
2020
Lease income - interest income on sales-type leases	$16	$—	$—	$12	$—	$—
Lease income - operating leases	208	45	58	2	87	35
Variable lease income	419	—	—	—	449	—
Total lease income	$643	$45	$58	$14	$536	$35

2019
Lease income - interest income on sales-type leases	$9	$—	$—	$9	$—	$—
Lease income - operating leases	273	24	71	—	160	35
Variable lease income	403	—	—	—	434	—
Total lease income	$685	$24	$71	$9	$594	$35
Lease payments received under tolling arrangements and PPAs consist of either scheduled payments or variable payments based on the amount of energy produced by the underlying electric generating units. Lease income for Alabama Power and Southern Power is included in wholesale revenues. Scheduled payments to be received under outdoor lighting contracts, tolling arrangements, and PPAs accounted for as leases are presented in the following maturity analyses.
No profit or loss was recognized by Mississippi Power upon commencement of a tolling arrangement accounted for as a sales-type lease during the first quarter 2019. Mississippi Power completed construction of additional leased assets under the lease during 2020 and, upon completion, the book value of $26 million was transferred from CWIP to lease receivables, of which $24 million and $2 million is included in other property and investments and other accounts and notes receivable, respectively, at December 31, 2020. The transfer represented a non-cash investing transaction for purposes of the statements of cash flows. Construction of additional leased assets is ongoing and will be transferred to a lease receivable as completed. The undiscounted cash flows to be received by Mississippi Power for in-service leased assets under the lease are as follows:

At December 31, 2020
(in millions)
2021	$20
2022	19
2023	19
2024	18
2025	17
Thereafter	162
Total undiscounted cash flows	$255
Lease receivable(*)	138
Difference between undiscounted cash flows and discounted cash flows	$117
(*)Included in other current assets and other property and investments on the balance sheets.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
The undiscounted cash flows to be received under operating leases and contracts accounted for as operating leases (adjusted for intercompany eliminations) are as follows:

	At December 31, 2020
	Southern Company	Alabama Power	Georgia Power	Southern Power	Southern Company Gas
	(in millions)
2021	$207	$83	$19	$86	$35
2022	187	76	8	87	35
2023	138	32	2	88	34
2024	106	4	—	90	33
2025	99	3	—	74	28
Thereafter	978	23	—	313	435
Total	$1,715	$221	$29	$738	$600
Southern Power receives payments for renewable energy under PPAs accounted for as operating leases that are considered contingent rents and are therefore not reflected in the table above. Alabama Power and Southern Power allocate revenue to the nonlease components of PPAs based on the stand-alone selling price of capacity and energy. The undiscounted cash flows to be received under outdoor lighting contracts accounted for as operating leases at Mississippi Power are immaterial.
10. INCOME TAXES
Southern Company files a consolidated federal income tax return and the Registrants file various state income tax returns, some of which are combined or unitary. Under a joint consolidated income tax allocation agreement, each Southern Company subsidiary's current and deferred tax expense is computed on a stand-alone basis and each subsidiary is allocated an amount of tax similar to that which would be paid if it filed a separate income tax return. In accordance with IRS regulations, each company is jointly and severally liable for the federal tax liability.
Federal Tax Reform Legislation
Following the enactment of the Tax Reform Legislation, the SEC staff issued Staff Accounting Bulletin 118 – "Income Tax Accounting Implications of the Tax Cuts and Jobs Act" (SAB 118), which provided for a measurement period of up to one year from the enactment date to complete accounting under GAAP for the tax effects of the legislation. Following the 2017 tax return filing in the fourth quarter 2018, each of the Registrants considered the measurement of impacts from the Tax Reform Legislation on deferred income tax assets and liabilities, primarily due to the impact of the reduction of the corporate income tax rate, to be complete as of December 31, 2018.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
Current and Deferred Income Taxes
Details of income tax provisions are as follows:

	2020
	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Federal —
Current	$199	$198	$365	$18	$(303)	$82
Deferred	70	44	(224)	(14)	299	53
	269	242	141	4	(4)	135
State —
Current	100	61	60	—	(4)	35
Deferred	24	34	(49)	10	11	3
	124	95	11	10	7	38
Total	$393	$337	$152	$14	$3	$173

	2019
	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Federal —
Current	$156	$61	$264	$(6)	$(717)	$(120)
Deferred	1,237	125	180	26	647	195
	1,393	186	444	20	(70)	75
State —
Current	275	12	6	(1)	1	37
Deferred	130	72	22	11	13	18
	405	84	28	10	14	55
Total	$1,798	$270	$472	$30	$(56)	$130

	2018
	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Federal —
Current	$167	$91	$393	$(567)	$85	$334
Deferred	231	123	(249)	575	(154)	33
	398	214	144	8	(69)	367
State —
Current	188	26	81	(10)	(9)	131
Deferred	(137)	51	(11)	(100)	(86)	(34)
	51	77	70	(110)	(95)	97
Total	$449	$291	$214	$(102)	$(164)	$464
Southern Company's and Southern Power's ITCs and PTCs generated in the current tax year and carried forward from prior tax years that cannot be utilized in the current tax year are reclassified from current to deferred taxes in federal income tax expense in the tables above. Southern Power's ITCs and PTCs reclassified in this manner include $5 million for 2020, $51 million for 2019,

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
and $128 million for 2018. Southern Power received $340 million, $734 million, and $5 million of cash related to federal ITCs under renewable energy initiatives in 2020, 2019, and 2018, respectively. See "Deferred Tax Assets and Liabilities" and "Tax Credit Carryforwards" herein for additional information.
In accordance with regulatory requirements, deferred federal ITCs for the traditional electric operating companies are deferred and amortized over the average life of the related property, with such amortization normally applied as a credit to reduce depreciation and amortization in the statements of income. Southern Power's and the natural gas distribution utilities' deferred federal ITCs, as well as certain state ITCs for Nicor Gas, are deferred and amortized to income tax expense over the life of the respective asset. ITCs amortized in 2020, 2019, and 2018 were immaterial for the traditional electric operating companies and Southern Company Gas and were as follows for Southern Company and Southern Power:

	Southern Company	Southern Power
	(in millions)
2020	$84	$59
2019	181	151
2018	87	58
When Southern Power recognizes tax credits, the tax basis of the asset is reduced by 50% of the ITCs received, resulting in a net deferred tax asset. Southern Power has elected to recognize the tax benefit of this basis difference as a reduction to income tax expense in the year in which the plant reaches commercial operation. The tax benefit of the related basis differences reduced income tax expense by $5 million and $1 million in 2019 and 2018, respectively.
State ITCs and other state credits, which are recognized in the period in which the credits are generated, reduced Georgia Power's income tax expense by $67 million in 2020, $51 million in 2019, and $21 million in 2018.
Southern Power's federal and state PTCs, which are recognized in the period in which the credits are generated, reduced Southern Power's income tax expense by $15 million in 2020, $12 million in 2019, and $141 million in 2018.
Legal Entity Reorganizations
In 2018, Southern Power completed the final stage of a legal entity reorganization of various direct and indirect subsidiaries that own and operate substantially all of its solar facilities, including certain subsidiaries owned in partnership with various third parties, and also completed a legal entity reorganization of eight operating wind facilities under a new holding company, SP Wind. The reorganizations resulted in net state tax benefits related to certain changes in apportionment rates totaling approximately $65 million, which were recorded in 2018.
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

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

	2020
	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
Federal statutory rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
State income tax, net of federal deduction	2.8	5.0	0.5	4.8	2.7	4.0
Employee stock plans' dividend deduction	(0.7)	—	—	—	—	—
Non-deductible book depreciation	0.7	0.6	0.8	0.5	—	—
Flowback of excess deferred income taxes	(8.8)	(3.1)	(12.0)	(18.5)	—	(2.7)
AFUDC-Equity	(0.8)	(0.6)	(1.1)	(0.1)	—	—
Federal PTCs	—	—	—	—	(2.5)	—
Amortization of ITC	(1.6)	(0.1)	(0.1)	(0.1)	(22.1)	(0.1)
Noncontrolling interests	—	—	—	—	3.1	—
Leveraged lease impairments	(1.6)	—	—	—	—	—
Other	0.2	(0.3)	(0.3)	0.9	(0.9)	0.5
Effective income tax (benefit) rate	11.2%	22.5%	8.8%	8.5%	1.3%	22.7%

	2019
	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
Federal statutory rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
State income tax, net of federal deduction	4.9	4.9	1.0	4.3	4.0	6.1
Employee stock plans' dividend deduction	(0.4)	—	—	—	—	—
Non-deductible book depreciation	0.3	0.6	0.5	0.4	—	—
Flowback of excess deferred income taxes	(2.1)	(5.3)	—	(12.6)	—	(6.0)
AFUDC-Equity	(0.4)	(0.8)	(0.6)	(0.1)	—	—
ITC basis difference	(0.1)	—	—	—	(1.9)	—
Amortization of ITC	(0.8)	(0.1)	(0.1)	(0.1)	(16.1)	(0.1)
Tax impact from sale of subsidiaries	5.1	—	—	—	(27.6)	(1.4)
Noncontrolling interests	—	—	—	—	0.8	—
Other	—	(0.4)	(0.3)	4.9	(0.6)	(1.4)
Effective income tax (benefit) rate	27.5%	19.9%	21.5%	17.8%	(20.4)%	18.2%

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report

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
Southern Company and Subsidiary Companies 2020 Annual Report
Deferred Tax Assets and Liabilities
The tax effects of temporary differences between the carrying amounts of assets and liabilities in the financial statements of the Registrants and their respective tax bases, which give rise to deferred tax assets and liabilities, are as follows:

	December 31, 2020
	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Deferred tax liabilities —
Accelerated depreciation	$8,950	$2,453	$3,228	$319	$1,389	$1,349
Property basis differences	1,999	1,010	689	148	—	135
Federal effect of net state deferred tax assets	—	—	—	25	—	—
Leveraged lease basis differences	142	—	—	—	—	—
Employee benefit obligations	739	250	362	39	12	26
Premium on reacquired debt	78	12	66	—	—	—
Regulatory assets –
Storm damage reserves	80	—	80	—	—	—
Employee benefit obligations	1,313	348	438	62	—	45
Remaining book value of retired assets	270	123	141	6	—	—
AROs	1,969	764	1,165	40	—	—
AROs	804	328	429	—	—	—
Other	437	128	82	66	12	138
Total deferred income tax liabilities	16,781	5,416	6,680	705	1,413	1,693
Deferred tax assets —
Federal effect of net state deferred tax liabilities	284	151	59	—	26	70
State effect of federal deferred taxes	126	126	—	—	—	—
Employee benefit obligations	1,511	369	522	80	6	100
Other property basis differences	223	—	72	—	134	—
ITC and PTC carryforward	1,853	12	539	—	1,110	—
Long-term debt fair value adjustment	86	—	—	—	—	86
Other partnership basis difference	166	—	—	—	166	—
Other comprehensive losses	128	7	17	—	25	—
AROs	2,773	1,092	1,594	40	—	—
Estimated loss on plants under construction	369	—	369	—	—	—
Other deferred state tax attributes	357	—	9	250	68	10
Regulatory liability associated with the Tax Reform Legislation (not subject to normalization)	338	243	76	19	—	—
Other	660	143	186	39	52	166
Total deferred income tax assets	8,874	2,143	3,443	428	1,587	432
Valuation allowance	(136)	—	(35)	(41)	(35)	(4)
Net deferred income tax assets	8,738	2,143	3,408	387	1,552	428
Net deferred income taxes (assets)/liabilities	$8,043	$3,273	$3,272	$318	$(139)	$1,265

Recognized in the balance sheets:
Accumulated deferred income taxes – assets	$(132)	$—	$—	$(129)	$(262)	$—
Accumulated deferred income taxes – liabilities	$8,175	$3,273	$3,272	$447	$123	$1,265

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report

	December 31, 2019
	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Deferred tax liabilities —
Accelerated depreciation	$8,711	$2,402	$3,058	$315	$1,422	$1,288
Property basis differences	1,843	912	643	143	—	133
Federal effect of net state deferred tax assets	—	—	—	24	—	—
Leveraged lease basis differences	236	—	—	—	—	—
Employee benefit obligations	704	242	351	38	12	12
Premium on reacquired debt	83	13	70	—	—	—
Regulatory assets –
Storm damage reserves	109	—	109	—	—	—
Employee benefit obligations	1,174	311	403	55	—	45
Remaining book value of retired assets	341	174	159	8	—	—
AROs	1,723	613	1,066	44	—	—
AROs	814	360	405	—	—	—
Other	523	134	81	68	11	198
Total deferred income tax liabilities	16,261	5,161	6,345	695	1,445	1,676
Deferred tax assets —
Federal effect of net state deferred tax liabilities	277	162	63	—	24	56
Employee benefit obligations	1,385	334	488	72	5	111
Other property basis differences	230	—	65	—	146	—
ITC and PTC carryforward	2,098	11	435	—	1,445	—
Long-term debt fair value adjustment	97	—	—	—	—	97
Other partnership basis difference	169	—	—	—	169	—
Other comprehensive losses	112	8	18	—	10	—
AROs	2,537	973	1,471	44	—	—
Estimated loss on plants under construction	283	—	283	—	—	—
Other deferred state tax attributes	402	—	13	251	72	8
Regulatory liability associated with the Tax Reform Legislation (not subject to normalization)	401	240	133	28	—	—
Other	689	173	154	56	46	190
Total deferred income tax assets	8,680	1,901	3,123	451	1,917	462
Valuation allowance	(137)	—	(35)	(41)	(36)	(5)
Net deferred income tax assets	8,543	1,901	3,088	410	1,881	457
Net deferred income taxes (assets)/liabilities	$7,718	$3,260	$3,257	$285	$(436)	$1,219

Recognized in the balance sheets:
Accumulated deferred income taxes – assets	$(170)	$—	$—	$(139)	$(551)	$—
Accumulated deferred income taxes – liabilities	$7,888	$3,260	$3,257	$424	$115	$1,219
The traditional electric operating companies and the natural gas distribution utilities have tax-related regulatory assets (deferred income tax charges) and regulatory liabilities (deferred income tax credits). The regulatory assets are primarily attributable to tax benefits flowed through to customers in prior years, deferred taxes previously recognized at rates lower than the current enacted tax law, and taxes applicable to capitalized interest. The regulatory liabilities are primarily attributable to deferred taxes previously recognized at rates higher than the current enacted tax law and to unamortized ITCs. See Note 2 for each Registrant's related balances at December 31, 2020 and 2019.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
Tax Credit Carryforwards
Federal ITC/PTC carryforwards at December 31, 2020 were as follows:

	Southern Company	Alabama Power	Georgia Power	Southern Power
	(in millions)
Federal ITC/PTC carryforwards	$1,428	$12	$114	$1,110
Tax Year in which federal ITC/PTC carryforwards begin expiring	2031	2032	2031	2035
Year by which federal ITC/PTC carryforwards are expected to be utilized	2024	2023	2023	2024
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
At December 31, 2020, Georgia Power also had approximately $343 million in net state investment and other net state tax credit carryforwards for the State of Georgia that will expire between tax years 2021 and 2030 and are not expected to be fully utilized. Georgia Power has a net state valuation allowance of $28 million associated with these carryforwards.
The ultimate outcome of these matters cannot be determined at this time.
Net Operating Loss Carryforwards
At December 31, 2020, the net state income tax benefit of state and local NOL carryforwards for Southern Company's subsidiaries were as follows:

Company/Jurisdiction	Approximate Net State Income Tax Benefit of NOL Carryforwards	Tax Year NOL Begins Expiring

Mississippi Power
Mississippi	$200	2031

Southern Power
Oklahoma	39	2035
Florida	11	2034
South Carolina	2	2036
Other states	1	Various
Southern Power Total	$53

Other(*)
New York	11	2035
New York City	14	2035
Other states	21	Various
Southern Company Total	$299
(*)Represents other Southern Company subsidiaries. Alabama Power, Georgia Power, and Southern Company Gas did not have material state or local NOL carryforwards at December 31, 2020.
State NOLs for Mississippi, Oklahoma, and Florida are not expected to be fully utilized prior to expiration. At December 31, 2020, Mississippi Power had a net state valuation allowance of $32 million for the Mississippi NOL and Southern Power had net state valuation allowances of $16 million for the Oklahoma NOL and $11 million for the Florida NOL.
The ultimate outcome of these matters cannot be determined at this time.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
Unrecognized Tax Benefits
Changes in unrecognized tax benefits for the periods presented were as follows:

Southern Company
(in millions)
Unrecognized tax benefits at December 31, 2017	$18
Tax position changes – decrease from prior periods	(18)
Unrecognized tax benefits at December 31, 2018 and 2019	$—
Tax positions changes – increase from prior periods	44
Unrecognized tax benefits at December 31, 2020	$44
The unrecognized tax positions increase from prior periods for 2020 and the balance of unrecognized tax benefits at December 31, 2020 relate to a 2019 state tax filing position to exclude certain gains from 2019 dispositions from taxation in a certain unitary state. If accepted by the state, this position would decrease Southern Company's annual effective tax rate. The ultimate outcome of this unrecognized tax benefit is dependent on completion of the related state audit, which is not expected to be resolved within the next 12 months.
All of the Registrants classify interest on tax uncertainties as interest expense. Accrued interest for all tax positions was immaterial for all years presented. None of the Registrants accrued any penalties on uncertain tax positions.
The IRS has finalized its audits of Southern Company's consolidated federal income tax returns through 2019. Southern Company is a participant in the Compliance Assurance Process of the IRS. The audits for the Registrants' state income tax returns have either been concluded, or the statute of limitations has expired, for years prior to 2015.
11. RETIREMENT BENEFITS
The Southern Company system has a qualified defined benefit, trusteed pension plan covering substantially all employees, with the exception of PowerSecure employees. The qualified pension plan is funded in accordance with requirements of the Employee Retirement Income Security Act of 1974, as amended (ERISA). No contributions to the qualified pension plan were made for the year ended December 31, 2020 and no mandatory contributions to the qualified pension plan are anticipated for the year ending December 31, 2021. The Southern Company system also provides certain non-qualified defined benefits for a select group of management and highly compensated employees, which are funded on a cash basis. In addition, the Southern Company system provides certain medical care and life insurance benefits for retired employees through other postretirement benefit plans. The traditional electric operating companies fund other postretirement trusts to the extent required by their respective regulatory commissions. Southern Company Gas has a separate unfunded supplemental retirement health care plan that provides medical care and life insurance benefits to employees of discontinued businesses. For the year ending December 31, 2021, no contributions to any other postretirement trusts are expected.
On January 1, 2019, Southern Company completed the sale of Gulf Power to NextEra Energy. See Note 15 under "Southern Company" for additional information. All amounts presented in this note reflect the benefit plan obligations and related plan assets for the Southern Company system's pension and other postretirement benefit plans, including the amounts attributable to Gulf Power prior to January 1, 2019.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
Actuarial Assumptions
The weighted average rates assumed in the actuarial calculations used to determine both the net periodic costs for the pension and other postretirement benefit plans for the following year and the benefit obligations as of the measurement date are presented below.

	2020
Assumptions used to determine net periodic costs:	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
Pension plans
Discount rate – benefit obligations	3.41%	3.44%	3.40%	3.41%	3.52%	3.39%
Discount rate – interest costs	2.99	3.01	2.96	2.99	3.18	2.99
Discount rate – service costs	3.66	3.69	3.67	3.67	3.70	3.53
Expected long-term return on plan assets	8.25	8.25	8.25	8.25	8.25	8.25
Annual salary increase	4.73	4.73	4.73	4.73	4.73	4.73
Other postretirement benefit plans
Discount rate – benefit obligations	3.24%	3.28%	3.22%	3.22%	3.39%	3.19%
Discount rate – interest costs	2.80	2.84	2.79	2.76	2.97	2.71
Discount rate – service costs	3.57	3.61	3.57	3.57	3.57	3.52
Expected long-term return on plan assets	7.25	7.36	7.05	7.07	—	6.69
Annual salary increase	4.73	4.73	4.73	4.73	4.73	4.73

	2019
Assumptions used to determine net periodic costs:	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
Pension plans
Discount rate – benefit obligations	4.49%	4.51%	4.48%	4.49%	4.65%	4.47%
Discount rate – interest costs	4.12	4.14	4.10	4.12	4.35	4.11
Discount rate – service costs	4.70	4.73	4.72	4.73	4.75	4.57
Expected long-term return on plan assets	7.75	7.75	7.75	7.75	7.75	7.75
Annual salary increase	4.34	4.46	4.46	4.46	4.46	3.07
Other postretirement benefit plans
Discount rate – benefit obligations	4.37%	4.40%	4.36%	4.35%	4.50%	4.32%
Discount rate – interest costs	3.98	4.01	3.97	3.95	4.14	3.91
Discount rate – service costs	4.63	4.67	4.64	4.64	4.65	4.56
Expected long-term return on plan assets	6.86	6.76	6.85	6.79	—	6.49
Annual salary increase	4.34	4.46	4.46	4.46	4.46	3.07

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report

	2018
Assumptions used to determine net periodic costs:	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
Pension plans
Discount rate – benefit obligations	3.80%	3.81%	3.79%	3.80%	3.94%	3.74%
Discount rate – interest costs	3.45	3.45	3.42	3.46	3.69	3.41
Discount rate – service costs	3.98	4.00	3.99	3.99	4.01	3.84
Expected long-term return on plan assets	7.95	7.95	7.95	7.95	7.95	7.95
Annual salary increase	4.34	4.46	4.46	4.46	4.46	3.07
Other postretirement benefit plans
Discount rate – benefit obligations	3.68%	3.71%	3.68%	3.68%	3.81%	3.62%
Discount rate – interest costs	3.29	3.31	3.29	3.29	3.47	3.21
Discount rate – service costs	3.91	3.93	3.91	3.91	3.93	3.82
Expected long-term return on plan assets	6.83	6.83	6.80	6.99	—	5.89
Annual salary increase	4.34	4.46	4.46	4.46	4.46	3.07

	2020
Assumptions used to determine benefit obligations:	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
Pension plans
Discount rate	2.81%	2.85%	2.79%	2.80%	2.99%	2.75%
Annual salary increase	4.80	4.80	4.80	4.80	4.80	4.80
Other postretirement benefit plans
Discount rate	2.56%	2.63%	2.52%	2.53%	2.78%	2.46%
Annual salary increase	4.80	4.80	4.80	4.80	4.80	4.80

	2019
Assumptions used to determine benefit obligations:	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
Pension plans
Discount rate	3.41%	3.44%	3.40%	3.41%	3.52%	3.39%
Annual salary increase	4.73	4.73	4.73	4.73	4.73	4.73
Other postretirement benefit plans
Discount rate	3.24%	3.28%	3.22%	3.22%	3.39%	3.19%
Annual salary increase	4.73	4.73	4.73	4.73	4.73	4.73
The Registrants estimate the expected rate of return on pension plan and other postretirement benefit plan assets using a financial model to project the expected return on each current investment portfolio. The analysis projects an expected rate of return on each of the different asset classes in order to arrive at the expected return on the entire portfolio relying on each trust's target asset allocation and reasonable capital market assumptions. The financial model is based on four key inputs: anticipated returns by asset class (based in part on historical returns), each trust's target asset allocation, an anticipated inflation rate, and the projected impact of a periodic rebalancing of each trust's portfolio. Prior to 2020, the Registrants set the expected rate of return assumption using asset return modeling based on geometric returns that reflect the compound average returns for dependent annual periods. Beginning in 2020, the Registrants set the expected rate of return assumption using an arithmetic mean which represents the expected simple average return to be earned by the pension plan assets over any one year. The Registrants believe the use of the arithmetic mean is more compatible with the expected rate of return's function of estimating a single year's investment return.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
An additional assumption used in measuring the accumulated other postretirement benefit obligations (APBO) was a weighted average medical care cost trend rate. The weighted average medical care cost trend rates used in measuring the APBO for the Registrants at December 31, 2020 were as follows:

	Initial Cost Trend Rate	Ultimate Cost Trend Rate	Year That Ultimate Rate is Reached
Pre-65	6.00%	4.50%	2027
Post-65 medical	5.00	4.50	2027
Post-65 prescription	6.25	4.50	2028
Pension Plans
The total accumulated benefit obligation for the pension plans at December 31, 2020 and 2019 was as follows:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
December 31, 2020	$14,922	$3,414	$4,657	$683	$175	$1,072
December 31, 2019	13,391	3,053	4,222	615	151	963
Actuarial losses of $1.7 billion and $2.3 billion were recorded in the remeasurement of the Southern Company system pension plans at December 31, 2020 and 2019, respectively, primarily due to decreases of 60 and 108 basis points, respectively, in the overall discount rate used to calculate the benefit obligation as a result of lower market interest rates.
Changes in the projected benefit obligations and the fair value of plan assets during the plan years ended December 31, 2020 and 2019 were as follows:

	2020
	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Change in benefit obligation
Benefit obligation at beginning of year	$14,788	$3,404	$4,610	$671	$185	$1,067
Service cost	376	89	96	15	8	33
Interest cost	432	100	133	20	6	31
Benefits paid	(629)	(132)	(202)	(27)	(6)	(69)
Actuarial (gain) loss	1,679	393	490	75	24	127
Balance at end of year	16,646	3,854	5,127	754	217	1,189
Change in plan assets
Fair value of plan assets at beginning of year	14,057	3,357	4,442	641	169	1,050
Actual return (loss) on plan assets	1,881	450	594	85	22	139
Employer contributions	58	9	10	2	1	3
Benefits paid	(629)	(132)	(202)	(27)	(6)	(69)
Fair value of plan assets at end of year	15,367	3,684	4,844	701	186	1,123
Accrued liability	$(1,279)	$(170)	$(283)	$(53)	$(31)	$(66)

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report

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
The projected benefit obligations for the qualified and non-qualified pension plans at December 31, 2020 are shown in the following table. All pension plan assets are related to the qualified pension plan.

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Projected benefit obligations:
Qualified pension plan	$15,818	$3,719	$4,977	$718	$187	$1,114
Non-qualified pension plan	828	135	150	36	30	75

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
Amounts recognized in the balance sheets at December 31, 2020 and 2019 related to the Registrants' pension plans consist of the following:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
December 31, 2020:
Other regulatory assets, deferred(*)	$4,655	$1,286	$1,598	$235	$—	$205
Other deferred charges and assets	—	—	—	—	—	70
Other current liabilities	(52)	(9)	(10)	(2)	(2)	(2)
Employee benefit obligations	(1,227)	(161)	(273)	(51)	(29)	(134)
Other regulatory liabilities, deferred	(34)	—	—	—	—	—
AOCI	245	—	—	—	60	1

December 31, 2019:
Prepaid pension costs	$2	$71	$—	$2	$10	$—
Other regulatory assets, deferred(*)	4,072	1,130	1,416	204	—	172
Other deferred charges and assets	—	—	—	—	—	82
Other current liabilities	(54)	(8)	(11)	(2)	(2)	(2)
Employee benefit obligations	(679)	(110)	(157)	(30)	(24)	(97)
Other regulatory liabilities, deferred	(79)	—	—	—	—	—
AOCI	185	—	—	—	46	(14)
(*)Amounts for Southern Company exclude regulatory assets of $224 million and $252 million at December 31, 2020 and 2019, respectively, associated with unamortized amounts in Southern Company Gas' pension plans prior to its acquisition by Southern Company.
Presented below are the amounts included in regulatory assets at December 31, 2020 and 2019 related to the portion of the defined benefit pension plan attributable to Southern Company, the traditional electric operating companies, and Southern Company Gas that had not yet been recognized in net periodic pension cost.

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Company Gas
	(in millions)
Balance at December 31, 2020
Regulatory assets:
Prior service cost	$11	$5	$9	$2	$(13)
Net (gain) loss	4,610	1,281	1,589	233	135
Regulatory amortization	—	—	—	—	83
Total regulatory assets(*)	$4,621	$1,286	$1,598	$235	$205

Balance at December 31, 2019
Regulatory assets:
Prior service cost	$13	$6	$10	$2	$(15)
Net (gain) loss	3,980	1,124	1,406	201	113
Regulatory amortization	—	—	—	—	74
Total regulatory assets(*)	$3,993	$1,130	$1,416	$203	$172
(*)Amounts for Southern Company exclude regulatory assets of $224 million and $252 million at December 31, 2020 and 2019, respectively, associated with unamortized amounts in Southern Company Gas' pension plans prior to its acquisition by Southern Company.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
The changes in the balance of regulatory assets related to the portion of the defined benefit pension plan attributable to Southern Company, the traditional electric operating companies, and Southern Company Gas for the years ended December 31, 2020 and 2019 are presented in the following table:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Company Gas
	(in millions)
Regulatory assets (liabilities):(*)
Balance at December 31, 2018	$3,458	$955	$1,230	$167	$160
Net (gain) loss	801	213	231	42	30
Dispositions	(144)	—	—	—	—
Reclassification adjustments:
Amortization of prior service costs	(3)	(1)	(1)	—	2
Amortization of net gain (loss)	(119)	(37)	(44)	(6)	—
Amortization of regulatory assets(*)	—	—	—	—	(20)
Total reclassification adjustments	(122)	(38)	(45)	(6)	(18)
Total change	535	175	186	36	12
Balance at December 31, 2019	$3,993	$1,130	$1,416	$203	$172
Net (gain) loss	884	228	269	45	45
Reclassification adjustments:
Amortization of prior service costs	(1)	(1)	(1)	—	2
Amortization of net gain (loss)	(255)	(71)	(86)	(13)	(8)
Amortization of regulatory assets(*)	—	—	—	—	(6)
Total reclassification adjustments	(256)	(72)	(87)	(13)	(12)
Total change	628	156	182	32	33
Balance at December 31, 2020	$4,621	$1,286	$1,598	$235	$205
(*)Amounts for Southern Company exclude regulatory assets of $224 million and $252 million at December 31, 2020 and 2019, respectively, associated with unamortized amounts in Southern Company Gas' pension plans prior to its acquisition by Southern Company.
Presented below are the amounts included in AOCI at December 31, 2020 and 2019 related to the portion of the defined benefit pension plan attributable to Southern Company, Southern Power, and Southern Company Gas that had not yet been recognized in net periodic pension cost.

	Southern Company	Southern Power	Southern Company Gas
	(in millions)
Balance at December 31, 2020
AOCI:
Prior service cost	$(3)	$—	$(4)
Net (gain) loss	248	60	5
Total AOCI	$245	$60	$1

Balance at December 31, 2019
AOCI:
Prior service cost	$(3)	$—	$(6)
Net (gain) loss	188	46	(8)
Total AOCI	$185	$46	$(14)

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
The components of OCI related to the portion of the defined benefit pension plan attributable to Southern Company, Southern Power, and Southern Company Gas for the years ended December 31, 2020 and 2019 are presented in the following table:

	Southern Company	Southern Power	Southern Company Gas
	(in millions)
AOCI:
Balance at December 31, 2018	$97	$26	$(44)
Net (gain) loss	88	20	30
Balance at December 31, 2019	$185	$46	$(14)
Net (gain) loss	74	16	15
Reclassification adjustments:
Amortization of prior service costs	—	—	1
Amortization of net gain (loss)	(14)	(2)	(1)
Total reclassification adjustments	(14)	(2)	—
Total change	60	14	15
Balance at December 31, 2020	$245	$60	$1

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
Components of net periodic pension cost for the Registrants were as follows:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
2020
Service cost	$376	$89	$96	$15	$8	$33
Interest cost	432	100	133	20	6	31
Expected return on plan assets	(1,100)	(264)	(347)	(51)	(13)	(75)
Recognized net (gain) loss	269	71	86	13	2	6
Net amortization	1	1	1	—	—	15
Prior service cost	—	—	—	—	—	(3)
Net periodic pension cost	$(22)	$(3)	$(31)	$(3)	$3	$7

2019
Service cost	$292	$69	$74	$12	$7	$25
Interest cost	492	114	156	22	5	36
Expected return on plan assets	(885)	(206)	(292)	(40)	(10)	(60)
Recognized net (gain) loss	120	37	44	6	1	2
Net amortization	2	—	1	—	—	14
Prior service cost	—	—	—	—	—	(3)
Net periodic pension cost	$21	$14	$(17)	$—	$3	$14

2018
Service cost	$359	$78	$87	$17	$9	$34
Interest cost	464	101	139	20	5	39
Expected return on plan assets	(943)	(207)	(296)	(41)	(10)	(75)
Recognized net (gain) loss	213	54	69	10	1	12
Net amortization	4	1	2	—	—	15
Prior service cost	—	—	—	—	—	(2)
Net periodic pension cost	$97	$27	$1	$6	$5	$23
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
Effective January 1, 2020, Southern Company changed its method of calculating the market-related value of the liability-hedging securities included in its pension plan assets. The market-related value is used to determine the expected return on plan assets component of net periodic pension cost. Southern Company previously used the calculated value approach for all plan assets, which smoothed asset returns and deferred gains and losses by amortizing them into the calculation of the market-related value over five years. Southern Company changed to the fair value approach for liability-hedging securities, which includes measuring the market-related value of that portion of the plan assets at fair value for purposes of determining the expected return on plan assets. The remaining asset classes of plan assets will continue to be valued using the calculated value approach. Southern Company considers the fair value approach to be preferable for liability-hedging securities because it results in a current reflection of changes in the value of plan assets in the measurement of net periodic pension cost more consistent with the change in the related obligations. Southern Company determined the effect of this change in accounting method was immaterial to the historical

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
and current financial statements of all Registrants; therefore, the effect of the change was recorded through earnings as a prior period adjustment for the amounts related to the unregulated businesses of Southern Company and Southern Power. Amounts related to the traditional electric operating companies and the natural gas distribution utilities were reflected as adjustments to regulatory assets, consistent with the expected regulatory treatment.
Future benefit payments reflect expected future service and are estimated based on assumptions used to measure the projected benefit obligation for the pension plans. At December 31, 2020, estimated benefit payments were as follows:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Benefit Payments:
2021	$651	$141	$208	$29	$6	$66
2022	678	147	215	30	6	66
2023	702	154	222	31	6	66
2024	725	158	229	32	6	65
2025	748	165	235	33	7	65
2026 to 2030	4,024	895	1,244	181	38	330
Other Postretirement Benefits
Changes in the APBO and the fair value of the Registrants' plan assets during the plan years ended December 31, 2020 and 2019 were as follows:

	2020
	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Change in benefit obligation
Benefit obligation at beginning of year	$1,985	$462	$742	$87	$11	$250
Service cost	22	6	6	1	1	2
Interest cost	54	13	20	2	—	7
Benefits paid	(126)	(29)	(46)	(6)	—	(17)
Actuarial (gain) loss	7	9	(26)	(3)	—	6
Retiree drug subsidy	6	2	3	—	—	—
Balance at end of year	1,948	463	699	81	12	248
Change in plan assets
Fair value of plan assets at beginning of year	1,061	413	403	26	—	115
Actual return (loss) on plan assets	145	60	50	3	—	18
Employer contributions	72	12	17	4	—	12
Benefits paid	(120)	(27)	(43)	(6)	—	(17)
Fair value of plan assets at end of year	1,158	458	427	27	—	128
Accrued liability	$(790)	$(5)	$(272)	$(54)	$(12)	$(120)

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report

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
Amounts recognized in the balance sheets at December 31, 2020 and 2019 related to the Registrants' other postretirement benefit plans consist of the following:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
December 31, 2020:
Other regulatory assets, deferred(a)	$137	$—	$47	$5	$—	$(23)
Other current liabilities	(5)	—	—	—	—	—
Employee benefit obligations(b)	(785)	(5)	(272)	(54)	(12)	(120)
Other regulatory liabilities, deferred	(86)	(21)	—	—	—	—
AOCI	8	—	—	—	3	—

December 31, 2019:
Other regulatory assets, deferred(a)	$183	$3	$96	$10	$—	$(11)
Other current liabilities	(5)	—	—	—	—	—
Employee benefit obligations(b)	(919)	(49)	(339)	(61)	(11)	(135)
Other regulatory liabilities, deferred	(62)	(2)	—	—	—	—
AOCI	2	—	—	—	2	(4)
(a)Amounts for Southern Company exclude regulatory assets of $47 million and $50 million at December 31, 2020 and 2019, respectively, associated with unamortized amounts in Southern Company Gas' other postretirement benefit plans prior to its acquisition by Southern Company.
(b)Included in other deferred credits and liabilities on Southern Power's consolidated balance sheets.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
Presented below are the amounts included in net regulatory assets (liabilities) at December 31, 2020 and 2019 related to the other postretirement benefit plans of Southern Company, the traditional electric operating companies, and Southern Company Gas that had not yet been recognized in net periodic other postretirement benefit cost.

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Company Gas
	(in millions)
Balance at December 31, 2020:
Regulatory assets (liabilities):
Prior service cost	$12	$3	$5	$—	$1
Net (gain) loss	39	(24)	42	5	(49)
Regulatory amortization	—	—	—	—	25
Total regulatory assets (liabilities)(*)	$51	$(21)	$47	$5	$(23)

Balance at December 31, 2019:
Regulatory assets (liabilities):
Prior service cost	$11	$3	$4	$—	$1
Net (gain) loss	110	(2)	92	10	(43)
Regulatory amortization	—	—	—	—	31
Total regulatory assets (liabilities)(*)	$121	$1	$96	$10	$(11)
(*)Amounts for Southern Company exclude regulatory assets of $47 million and $50 million at December 31, 2020 and 2019, respectively, associated with unamortized amounts in Southern Company Gas' other postretirement benefit plans prior to its acquisition by Southern Company.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
The changes in the balance of net regulatory assets (liabilities) related to the other postretirement benefit plans for the plan years ended December 31, 2020 and 2019 are presented in the following table:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Company Gas
	(in millions)
Net regulatory assets (liabilities):(*)
Balance at December 31, 2018	$22	$(9)	$60	$4	$(4)
Net (gain) loss	90	14	37	6	(1)
Dispositions	5	—	—	—	—
Change in prior service costs	5	—	—	—	—
Reclassification adjustments:
Amortization of prior service costs	(3)	(4)	—	—	—
Amortization of net gain (loss)	2	—	(1)	—	—
Amortization of regulatory assets(*)	—	—	—	—	(6)
Total reclassification adjustments	(1)	(4)	(1)	—	(6)
Total change	99	10	36	6	(7)
Balance at December 31, 2019	$121	$1	$96	$10	$(11)
Net (gain) loss	(65)	(22)	(47)	(5)	(5)
Reclassification adjustments:
Amortization of prior service costs	1	—	1	—	—
Amortization of net gain (loss)	(6)	—	(3)	—	—
Amortization of regulatory assets(*)	—	—	—	—	(7)
Total reclassification adjustments	(5)	—	(2)	—	(7)
Total change	(70)	(22)	(49)	(5)	(12)
Balance at December 31, 2020	$51	$(21)	$47	$5	$(23)
(*)Amounts for Southern Company exclude regulatory assets of $47 million and $50 million at December 31, 2020 and 2019, respectively, associated with unamortized amounts in Southern Company Gas' other postretirement benefit plans prior to its acquisition by Southern Company.
Presented below are the amounts included in AOCI at December 31, 2020 and 2019 related to the other postretirement benefit plans of Southern Company, Southern Power, and Southern Company Gas that had not yet been recognized in net periodic other postretirement benefit cost.

	Southern Company	Southern Power	Southern Company Gas
	(in millions)
Balance at December 31, 2020
AOCI:
Prior service cost	$1	$—	$1
Net (gain) loss	7	3	(1)
Total AOCI	$8	$3	$—

Balance at December 31, 2019
AOCI:
Prior service cost	$1	$—	$1
Net (gain) loss	1	2	(5)
Total AOCI	$2	$2	$(4)

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
The components of OCI related to the other postretirement benefit plans for the plan years ended December 31, 2020 and 2019 are presented in the following table:

	Southern Company	Southern Power	Southern Company Gas
	(in millions)
AOCI:
Balance at December 31, 2018	$(4)	$1	$(4)
Net (gain) loss	5	1	—
Reclassification adjustments:
Amortization of net gain (loss)	1	—	—
Total change	6	1	—
Balance at December 31, 2019	$2	$2	$(4)
Net (gain) loss	2	1	—
Reclassification adjustments:
Amortization of net gain (loss)	4	—	4
Total change	6	1	4
Balance at December 31, 2020	$8	$3	$—
Components of the other postretirement benefit plans' net periodic cost for the Registrants were as follows:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
2020
Service cost	$22	$6	$6	$1	$1	$2
Interest cost	54	13	20	2	—	7
Expected return on plan assets	(72)	(29)	(26)	(1)	—	(10)
Net amortization	1	—	2	—	—	6
Net periodic postretirement benefit cost	$5	$(10)	$2	$2	$1	$5

2019
Service cost	$18	$5	$5	$1	$1	$1
Interest cost	69	16	26	3	—	9
Expected return on plan assets	(65)	(26)	(25)	(2)	—	(7)
Net amortization	—	4	1	—	—	6
Net periodic postretirement benefit cost	$22	$(1)	$7	$2	$1	$9

2018
Service cost	$24	$6	$6	$1	$1	$2
Interest cost	75	17	28	3	—	10
Expected return on plan assets	(69)	(26)	(25)	(2)	—	(7)
Net amortization	21	5	10	1	—	6
Net periodic postretirement benefit cost	$51	$2	$19	$3	$1	$11

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
The service cost component of net periodic postretirement benefit cost is included in operations and maintenance expenses and all other components of net periodic postretirement benefit cost are included in other income (expense), net in the Registrants' statements of income.
The Registrants' future benefit payments, including prescription drug benefits, are provided in the table below. These amounts reflect expected future service and are estimated based on assumptions used to measure the APBO for the other postretirement benefit plans.

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Benefit payments:
2021	$115	$25	$42	$6	$—	$18
2022	113	25	41	5	—	18
2023	111	25	40	5	—	18
2024	110	24	38	4	1	17
2025	113	25	40	5	1	17
2026 to 2030	550	127	199	23	3	76

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
Southern Company and Subsidiary Companies 2020 Annual Report
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
Domestic and international equities such as common stocks, American depositary receipts, and real estate investment trusts that trade on public exchanges are classified as Level 1 investments and are valued at the closing price in the active market. Equity funds with unpublished prices that are comprised of publicly traded securities (such as commingled/pooled funds) are also valued at the closing price in the active market, but are classified as Level 2.
Fixed income: A mix of domestic and international bonds.	Investments in fixed income securities, including fixed income pooled funds, are generally classified as Level 2 investments and are valued based on prices reported in the market place. Additionally, the value of fixed income securities takes into consideration certain items such as broker quotes, spreads, yield curves, interest rates, and discount rates that apply to the term of a specific instrument.
Trust-owned life insurance (TOLI): Investments of taxable trusts aimed at minimizing the impact of taxes on the portfolio.	Investments in TOLI policies are classified as Level 2 investments and are valued based on the underlying investments held in the policy's separate accounts. The underlying assets are equity and fixed income pooled funds that are comprised of Level 1 and Level 2 securities.
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
For purposes of determining the fair value of the pension plan and other postretirement benefit plan assets and the appropriate level designation, management relies on information provided by the plan's trustee. This information is reviewed and evaluated by management with changes made to the trustee information as appropriate. The fair values presented herein exclude cash, receivables related to investment income and pending investment sales, and payables related to pending investment purchases. The Registrants did not have any investments classified as Level 3 at December 31, 2020 or 2019.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
The fair values, and actual allocations relative to the target allocations, of the Southern Company system's pension plans at December 31, 2020 and 2019 are presented below.

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Net Asset Value as a Practical Expedient		Target Allocation	Actual Allocation
At December 31, 2020:	(Level 1)	(Level 2)	(NAV)	Total
	(in millions)
Southern Company
Assets:
Equity:					51%	56%
Domestic equity	$2,852	$1,247	$—	$4,099
International equity	2,660	1,497	—	4,157
Fixed income:					23	23
U.S. Treasury, government, and agency bonds	—	951	—	951
Mortgage- and asset-backed securities	—	9	—	9
Corporate bonds	—	1,673	—	1,673
Pooled funds	—	772	—	772
Cash equivalents and other	356	5	—	361
Real estate investments	542	—	1,596	2,138	14	13
Special situations	—	—	166	166	3	1
Private equity	—	—	1,104	1,104	9	7
Total	$6,410	$6,154	$2,866	$15,430	100%	100%

Alabama Power
Assets:
Equity:					51%	56%
Domestic equity	$685	$299	$—	$984
International equity	638	359	—	997
Fixed income:					23	23
U.S. Treasury, government, and agency bonds	—	228	—	228
Mortgage- and asset-backed securities	—	2	—	2
Corporate bonds	—	401	—	401
Pooled funds	—	185	—	185
Cash equivalents and other	85	1	—	86
Real estate investments	130	—	382	512	14	13
Special situations	—	—	40	40	3	1
Private equity	—	—	264	264	9	7
Total	$1,538	$1,475	$686	$3,699	100%	100%

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Net Asset Value as a Practical Expedient		Target Allocation	Actual Allocation
At December 31, 2020:	(Level 1)	(Level 2)	(NAV)	Total
	(in millions)
Georgia Power
Assets:
Equity:					51%	56%
Domestic equity	$899	$393	$—	$1,292
International equity	839	472	—	1,311
Fixed income:					23	23
U.S. Treasury, government, and agency bonds	—	300	—	300
Mortgage- and asset-backed securities	—	3	—	3
Corporate bonds	—	527	—	527
Pooled funds	—	243	—	243
Cash equivalents and other	112	1	—	113
Real estate investments	171	—	503	674	14	13
Special situations	—	—	53	53	3	1
Private equity	—	—	348	348	9	7
Total	$2,021	$1,939	$904	$4,864	100%	100%

Mississippi Power
Assets:
Equity:					51%	56%
Domestic equity	$131	$57	$—	$188
International equity	122	68	—	190
Fixed income:					23	23
U.S. Treasury, government, and agency bonds	—	43	—	43
Corporate bonds	—	76	—	76
Pooled funds	—	35	—	35
Cash equivalents and other	16	—	—	16
Real estate investments	25	—	73	98	14	13
Special situations	—	—	8	8	3	1
Private equity	—	—	50	50	9	7
Total	$294	$279	$131	$704	100%	100%

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Net Asset Value as a Practical Expedient		Target Allocation	Actual Allocation
At December 31, 2020:	(Level 1)	(Level 2)	(NAV)	Total
	(in millions)
Southern Power
Assets:
Equity:					51%	56%
Domestic equity	$35	$15	$—	$50
International equity	32	19	—	51
Fixed income:					23	23
U.S. Treasury, government, and agency bonds	—	12	—	12
Corporate bonds	—	20	—	20
Pooled funds	—	9	—	9
Cash equivalents and other	4	—	—	4
Real estate investments	7	—	19	26	14	13
Special situations	—	—	2	2	3	1
Private equity	—	—	13	13	9	7
Total	$78	$75	$34	$187	100%	100%

Southern Company Gas
Assets:
Equity:					51%	56%
Domestic equity	$209	$91	$—	$300
International equity	195	109	—	304
Fixed income:					23	23
U.S. Treasury, government, and agency bonds	—	69	—	69
Mortgage- and asset-backed securities	—	1	—	1
Corporate bonds	—	122	—	122
Pooled funds	—	56	—	56
Cash equivalents and other	26	—	—	26
Real estate investments	40	—	117	157	14	13
Special situations	—	—	12	12	3	1
Private equity	—	—	81	81	9	7
Total	$470	$448	$210	$1,128	100%	100%

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report

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
Southern Company and Subsidiary Companies 2020 Annual Report

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
Southern Company and Subsidiary Companies 2020 Annual Report

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

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
The fair values, and actual allocations relative to the target allocations, of the applicable Registrants' other postretirement benefit plan assets at December 31, 2020 and 2019 are presented below.

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Net Asset Value as a Practical Expedient	Total	Target Allocation	Actual Allocation
At December 31, 2020:	(Level 1)	(Level 2)	(NAV)
	(in millions)
Southern Company
Assets:
Equity:					63%	66%
Domestic equity	$113	$98	$—	$211
International equity	71	102	—	173
Fixed income:					28	27
U.S. Treasury, government, and agency bonds	—	32	—	32
Corporate bonds	—	44	—	44
Pooled funds	—	86	—	86
Cash equivalents and other	15	—	—	15
Trust-owned life insurance	—	508	—	508
Real estate investments	15	—	42	57	5	5
Special situations	—	—	4	4	1	—
Private equity	—	—	29	29	3	2
Total	$214	$870	$75	$1,159	100%	100%

Alabama Power
Assets:
Equity:					68%	69%
Domestic equity	$26	$11	$—	$37
International equity	23	13	—	36
Fixed income:					24	25
U.S. Treasury, government, and agency bonds	—	11	—	11
Corporate bonds	—	14	—	14
Pooled funds	—	7	—	7
Cash equivalents and other	5	—	—	5
Trust-owned life insurance	—	321	—	321
Real estate investments	5	—	13	18	4	4
Special situations	—	—	1	1	1	—
Private equity	—	—	9	9	3	2
Total	$59	$377	$23	$459	100%	100%

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Net Asset Value as a Practical Expedient	Total	Target Allocation	Actual Allocation
At December 31, 2020:	(Level 1)	(Level 2)	(NAV)
	(in millions)
Georgia Power
Assets:
Equity:					60%	64%
Domestic equity	$58	$10	$—	$68
International equity	21	50	—	71
Fixed income:					33	30
U.S. Treasury, government, and agency bonds	—	8	—	8
Corporate bonds	—	13	—	13
Pooled funds	—	46	—	46
Cash equivalents and other	5	—	—	5
Trust-owned life insurance	—	188	—	188
Real estate investments	5	—	13	18	4	4
Special situations	—	—	1	1	1	—
Private equity	—	—	9	9	2	2
Total	$89	$315	$23	$427	100%	100%

Mississippi Power
Assets:
Equity:					43%	46%
Domestic equity	$4	$2	$—	$6
International equity	4	2	—	6
Fixed income:					37	36
U.S. Treasury, government, and agency bonds	—	5	—	5
Corporate bonds	—	2	—	2
Pooled funds	—	1	—	1
Cash equivalents and other	1	—	—	1
Real estate investments	1	—	2	3	11	11
Special situations	—	—	—	—	2	1
Private equity	—	—	2	2	7	6
Total	$10	$12	$4	$26	100%	100%

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Net Asset Value as a Practical Expedient	Total	Target Allocation	Actual Allocation
At December 31, 2020:	(Level 1)	(Level 2)	(NAV)
	(in millions)
Southern Company Gas
Assets:
Equity:					72%	76%
Domestic equity	$2	$66	$—	$68
International equity	2	25	—	27
Fixed income:					26	22
U.S. Treasury, government, and agency bonds	—	1	—	1
Corporate bonds	—	1	—	1
Pooled funds	—	25	—	25
Cash equivalents and other	1	—	—	1
Real estate investments	—	—	1	1	1	1
Private equity	—	—	1	1	1	1
Total	$5	$118	$2	$125	100%	100%

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report

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
Southern Company and Subsidiary Companies 2020 Annual Report

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
Southern Company and Subsidiary Companies 2020 Annual Report

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
Employee Savings Plan
Southern Company and its subsidiaries also sponsor 401(k) defined contribution plans covering substantially all employees and provide matching contributions up to specified percentages of an employee's eligible pay. Total matching contributions made to the plans for 2020, 2019, and 2018 were as follows:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
2020	$120	$26	$29	$5	$2	$16
2019	113	25	27	4	2	15
2018	119	24	26	5	3	18
12. STOCK COMPENSATION
Stock-Based Compensation
Stock-based compensation primarily in the form of Southern Company performance share units (PSU) and restricted stock units (RSU) may be granted through the Omnibus Incentive Compensation Plan to Southern Company system employees ranging from line management to executives.
At December 31, 2020, the number of current and former employees participating in stock-based compensation programs for the Registrants was as follows:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
Number of employees	1,958	263	295	86	46	204

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
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
The fair value of TSR awards is determined as of the grant date using a Monte Carlo simulation model. In determining the fair value of the TSR awards issued to employees, the expected volatility is based on the historical volatility of Southern Company's stock over a period equal to the performance period. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant that covers the performance period of the awards. The following table shows the assumptions used in the pricing model and the weighted average grant-date fair value of TSR awards granted:

Year Ended December 31	2020	2019	2018
Expected volatility	15.4%	15.6%	14.9%
Expected term (in years)	3	3	3
Interest rate	1.4%	2.4%	2.4%
Weighted average grant-date fair value	$77.65	$62.71	$43.75
The Registrants recognize TSR award compensation expense on a straight-line basis over the three-year performance period without remeasurement.
The fair values of EPS awards and ROE awards are based on the closing stock price of Southern Company common stock on the date of the grant. The weighted average grant-date fair value of the ROE awards granted during 2020, 2019, and 2018 was $68.42, $49.38, and $43.49, respectively. Compensation expense for EPS and ROE awards is generally recognized ratably over the three-year performance period adjusted for expected changes in EPS and ROE performance. Total compensation cost recognized for vested EPS awards and ROE awards reflects final performance metrics.
Southern Company had 2.5 million unvested PSUs outstanding at December 31, 2019. In February 2020, the PSUs that vested for the three-year performance period ended December 31, 2019 were converted into 1.8 million shares outstanding at a share price of $68.59. During 2020, Southern Company granted 1.2 million PSUs and 1.5 million PSUs were vested or forfeited, resulting in 2.2 million unvested PSUs outstanding at December 31, 2020. In February 2021, the PSUs that vested for the three-year performance period ended December 31, 2020 were converted into 2.5 million shares outstanding at a share price of $60.10.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
Total PSU compensation cost, and the related tax benefit recognized in income, for the years ended December 31, 2020, 2019, and 2018 are as follows:

	2020	2019	2018
	(in millions)
Southern Company
Compensation cost recognized in income	$84	$77	$91
Tax benefit of compensation cost recognized in income	22	20	24
Southern Company Gas
Compensation cost recognized in income	$13	$14	$11
Tax benefit of compensation cost recognized in income	4	4	3
Total PSU compensation cost and the related tax benefit recognized in income were immaterial for all periods presented for all other Registrants. The compensation cost related to the grant of Southern Company PSUs to the employees of each Subsidiary Registrant is recognized in each Subsidiary Registrant's financial statements with a corresponding credit to equity representing a capital contribution from Southern Company.
At December 31, 2020, Southern Company's total unrecognized compensation cost related to PSUs was $32 million and is expected to be recognized over a weighted-average period of approximately 19 months. The total unrecognized compensation cost related to PSUs as of December 31, 2020 was immaterial for all other Registrants.
Restricted Stock Units
The fair value of RSUs is based on the closing stock price of Southern Company common stock on the date of the grant. The weighted average grant-date fair values of RSUs granted during 2020, 2019, and 2018 were $67.60, $50.44, and $43.81, respectively. For most RSU awards, one-third of the RSUs vest each year throughout a three-year service period and compensation cost for RSUs is generally recognized over the corresponding one-, two-, or three-year vesting period. Shares of Southern Company common stock are delivered to employees at the end of each vesting period.
Southern Company had 1.3 million RSUs outstanding at December 31, 2019. During 2020, Southern Company granted 0.5 million RSUs and 0.6 million RSUs were vested or forfeited, resulting in 1.2 million unvested RSUs outstanding at December 31, 2020, including RSUs related to employee retention agreements.
For the years ended December 31, 2020, 2019, and 2018, Southern Company's total compensation cost for RSUs recognized in income was $29 million, $28 million, and $27 million, respectively. The related tax benefit also recognized in income was $8 million, $7 million, and $7 million for the years ended December 31, 2020, 2019, and 2018, respectively. Total unrecognized compensation cost related to RSUs as of December 31, 2020 for Southern Company of $11 million will be recognized over a weighted-average period of approximately 18 months.
Total RSUs outstanding and total compensation cost and related tax benefit for the RSUs recognized in income for the years ended December 31, 2020, 2019, and 2018, as well as the total unrecognized compensation cost as of December 31, 2020, were immaterial for all other Registrants. The compensation cost related to the grant of Southern Company RSUs to the employees of each Subsidiary Registrant is recognized in such Subsidiary Registrant's financial statements with a corresponding credit to equity representing a capital contribution from Southern Company.
Stock Options
In 2015, Southern Company discontinued granting stock options. As of December 31, 2017, all stock option awards were vested and compensation cost fully recognized. Stock options expire no later than 10 years after the grant date and the latest possible exercise will occur by November 2024. As of December 31, 2020, the weighted average remaining contractual term for the options outstanding and exercisable was approximately two years.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
Southern Company's activity in the stock option program for 2020 is summarized below:

	Shares Subject to Option	Weighted Average Exercise Price
	(in millions)
Outstanding at December 31, 2019	5.9	$42.52
Exercised	1.6	41.13
Outstanding and Exercisable at December 31, 2020	4.3	$43.04
Southern Company's cash receipts from issuances related to stock options exercised under the share-based payment arrangements for the years ended December 31, 2020, 2019, and 2018 were $66 million, $482 million, and $41 million, respectively.
At December 31, 2020, the aggregate intrinsic value for the options outstanding and exercisable was as follows:

	Southern Company	Alabama Power	Georgia Power	Southern Company Gas
	(in millions)
Total intrinsic value for outstanding and exercisable options	$78	$8	$25	$6
The aggregate intrinsic value for the options outstanding and exercisable was immaterial for Mississippi Power and Southern Power at December 31, 2020.
Total intrinsic value of options exercised, and the related tax benefit, for the years ended December 31, 2020, 2019, and 2018 are presented below:

Year Ended December 31	2020	2019	2018
	(in millions)
Southern Company
Intrinsic value of options exercised	$38	$167	$9
Tax benefit of options exercised	9	35	2
Alabama Power
Intrinsic value of options exercised	$5	$21	$2
Tax benefit of options exercised	1	4	—
Georgia Power
Intrinsic value of options exercised	$9	$30	$2
Tax benefit of options exercised	2	6	—
Total intrinsic value of options exercised, and the related tax benefit recognized in income, for the years ended December 31, 2020, 2019, and 2018 were immaterial for Mississippi Power, Southern Power, and Southern Company Gas.
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
•Level 1 consists of observable market data in an active market for identical assets or liabilities.
•Level 2 consists of observable market data, other than that included in Level 1, that is either directly or indirectly observable.
•Level 3 consists of unobservable market data. The input may reflect the assumptions of each Registrant of what a market participant would use in pricing an asset or liability. If there is little available market data, then each Registrant's own assumptions are the best available information.
In the case of multiple inputs being used in a fair value measurement, the lowest level input that is significant to the fair value measurement represents the level in the fair value hierarchy in which the fair value measurement is reported.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
Net asset value as a practical expedient is the classification used for assets that do not have readily determined fair values. Fund managers value the assets using various inputs and techniques depending on the nature of the underlying investments.
At December 31, 2020, assets and liabilities measured at fair value on a recurring basis during the period, together with their associated level of the fair value hierarchy, were as follows:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Net Asset Value as a Practical Expedient
At December 31, 2020:	(Level 1)	(Level 2)	(Level 3)	(NAV)	Total
	(in millions)
Southern Company
Assets:
Energy-related derivatives(a)	$401	$271	$32	$—	$704
Interest rate derivatives	—	20	—	—	20
Foreign currency derivatives	—	87	—	—	87
Investments in trusts:(b)(c)
Domestic equity	862	151	—	—	1,013
Foreign equity	85	253	—	—	338
U.S. Treasury and government agency securities	—	284	—	—	284
Municipal bonds	—	85	—	—	85
Pooled funds – fixed income	—	17	—	—	17
Corporate bonds	13	386	—	—	399
Mortgage and asset backed securities	—	83	—	—	83
Private equity	—	—	—	76	76
Cash and cash equivalents	1	—	—	—	1
Other	28	7	—	—	35
Cash equivalents	575	9	—	—	584
Other investments	9	24	—	—	33
Total	$1,974	$1,677	$32	$76	$3,759
Liabilities:
Energy-related derivatives(a)	$389	$204	$4	$—	$597
Foreign currency derivatives	—	23	—	—	23
Contingent consideration	—	—	17	—	17
Total	$389	$227	$21	$—	$637

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Net Asset Value as a Practical Expedient
At December 31, 2020:	(Level 1)	(Level 2)	(Level 3)	(NAV)	Total
	(in millions)
Alabama Power
Assets:
Energy-related derivatives	$—	$12	$—	$—	$12
Nuclear decommissioning trusts:(b)
Domestic equity	543	141	—	—	684
Foreign equity	85	73	—	—	158
U.S. Treasury and government agency securities	—	21	—	—	21
Municipal bonds	—	1	—	—	1
Corporate bonds	13	167	—	—	180
Mortgage and asset backed securities	—	29	—	—	29
Private equity	—	—	—	76	76
Other	7	—	—	—	7
Cash equivalents	311	9	—	—	320
Other investments	—	24	—	—	24
Total	$959	$477	$—	$76	$1,512
Liabilities:
Energy-related derivatives	$—	$7	$—	$—	$7

Georgia Power
Assets:
Energy-related derivatives	$—	$15	$—	$—	$15
Nuclear decommissioning trusts:(b)(c)
Domestic equity	319	1	—	—	320
Foreign equity	—	177	—	—	177
U.S. Treasury and government agency securities	—	263	—	—	263
Municipal bonds	—	84	—	—	84
Corporate bonds	—	219	—	—	219
Mortgage and asset backed securities	—	54	—	—	54
Other	21	7	—	—	28
Total	$340	$820	$—	$—	$1,160
Liabilities:
Energy-related derivatives	$—	$13	$—	$—	$13

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Net Asset Value as a Practical Expedient
At December 31, 2020:	(Level 1)	(Level 2)	(Level 3)	(NAV)	Total
	(in millions)
Mississippi Power
Assets:
Energy-related derivatives	$—	$9	$—	$—	$9
Cash equivalents	21	—	—	—	21
Total	$21	$9	$—	$—	$30
Liabilities:
Energy-related derivatives	$—	$9	$—	$—	$9

Southern Power
Assets:
Energy-related derivatives	$—	$2	$—	$—	$2
Foreign currency derivatives	—	87	—	—	87
Total	$—	$89	$—	$—	$89
Liabilities:
Energy-related derivatives	$—	$3	$—	$—	$3
Foreign currency derivatives	—	23	—	—	23
Contingent consideration	—	—	17	—	17
Total	$—	$26	$17	$—	$43

Southern Company Gas
Assets:
Energy-related derivatives(a)	$401	$233	$32	$—	$666
Non-qualified deferred compensation trusts:
Domestic equity	—	9	—	—	9
Foreign equity	—	3	—	—	3
Pooled funds - fixed income	—	17	—	—	17
Cash equivalents	1	—	—	—	1
Total	$402	$262	$32	$—	$696
Liabilities:
Energy-related derivatives(a)(b)	$389	$172	$4	$—	$565
(a)Excludes $6 million associated with premiums and certain weather derivatives accounted for based on intrinsic value rather than fair value and cash collateral of $28 million.
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
Southern Company and Subsidiary Companies 2020 Annual Report
At December 31, 2019, assets and liabilities measured at fair value on a recurring basis during the period, together with their associated level of the fair value hierarchy, were as follows:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Net Asset Value as a Practical Expedient
At December 31, 2019:	(Level 1)	(Level 2)	(Level 3)	(NAV)	Total
	(in millions)
Southern Company
Assets:
Energy-related derivatives(a)	$388	$267	$22	$—	$677
Interest rate derivatives	—	2	—	—	2
Foreign currency derivatives	—	16	—	—	16
Investments in trusts:(b)(c)
Domestic equity	751	135	—	—	886
Foreign equity	68	220	—	—	288
U.S. Treasury and government agency securities	—	307	—	—	307
Municipal bonds	—	85	—	—	85
Pooled funds – fixed income	—	17	—	—	17
Corporate bonds	23	297	—	—	320
Mortgage and asset backed securities	—	87	—	—	87
Private equity	—	—	—	56	56
Cash and cash equivalents	1	—	—	—	1
Other	17	5	—	—	22
Cash equivalents	1,393	2	—	—	1,395
Other investments	9	21	—	—	30
Total	$2,650	$1,461	$22	$56	$4,189
Liabilities:
Energy-related derivatives(a)	$442	$254	$7	$—	$703
Interest rate derivatives	—	24	—	—	24
Foreign currency derivatives	—	24	—	—	24
Contingent consideration	—	—	19	—	19
Total	$442	$302	$26	$—	$770

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Net Asset Value as a Practical Expedient
At December 31, 2019:	(Level 1)	(Level 2)	(Level 3)	(NAV)	Total
	(in millions)
Alabama Power
Assets:
Energy-related derivatives	$—	$4	$—	$—	$4
Nuclear decommissioning trusts:(b)
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
Nuclear decommissioning trusts:(b)(c)
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

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Net Asset Value as a Practical Expedient
At December 31, 2019:	(Level 1)	(Level 2)	(Level 3)	(NAV)	Total
	(in millions)
Mississippi Power
Assets:
Energy-related derivatives	$—	$1	$—	$—	$1
Cash equivalents	281	—	—	—	281
Total	$281	$1	$—	$—	$282
Liabilities:
Energy-related derivatives	$—	$27	$—	$—	$27

Southern Power
Assets:
Energy-related derivatives	$—	$3	$—	$—	$3
Foreign currency derivatives	—	16	—	—	16
Cash equivalents	113	—	—	—	113
Total	$113	$19	$—	$—	$132
Liabilities:
Energy-related derivatives	$—	$3	$—	$—	$3
Foreign currency derivatives	—	24	—	—	24
Contingent consideration	—	—	19	—	19
Total	$—	$27	$19	$—	$46

Southern Company Gas
Assets:
Energy-related derivatives(a)	$388	$255	$22	$—	$665
Interest rate derivatives	—	2	—	—	2
Non-qualified deferred compensation trusts:
Domestic equity	—	11	—	—	11
Foreign equity	—	4	—	—	4
Pooled funds - fixed income	—	17	—	—	17
Cash equivalents	1	—	—	—	1
Cash equivalents	8	—	—	—	8
Total	$397	$289	$22	$—	$708
Liabilities:
Energy-related derivatives(a)(b)	$442	$147	$7	$—	$596
(a)Excludes $4 million associated with premiums and certain weather derivatives accounted for based on intrinsic value rather than fair value and cash collateral of $99 million.
(c)Excludes receivables related to investment income, pending investment sales, payables related to pending investment purchases, and currencies. See Note 6 under "Nuclear Decommissioning" for additional information.
(d)Includes investment securities pledged to creditors and collateral received and excludes payables related to the securities lending program. See Note 6 under "Nuclear Decommissioning" for additional information.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
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
Southern Power has contingent payment obligations related to certain acquisitions whereby it is primarily obligated to make generation-based payments to the seller, which commenced at the commercial operation of the respective facility and continue through 2026. The obligations are categorized as Level 3 under Fair Value Measurements as the fair value is determined using significant unobservable inputs for the forecasted facility generation in MW-hours, as well as other inputs such as a fixed dollar amount per MW-hour, and a discount rate. The fair value of contingent consideration reflects the net present value of expected payments and any periodic change arising from forecasted generation is expected to be immaterial.
"Other investments" include investments traded in the open market that have maturities greater than 90 days, which are categorized as Level 2 under Fair Value Measurements and are comprised of corporate bonds, bank certificates of deposit, treasury bonds, and/or agency bonds.
The fair value measurements of private equity investments held in Alabama Power's nuclear decommissioning trusts that are calculated at net asset value per share (or its equivalent) as a practical expedient totaled $76 million and $56 million at December 31, 2020 and 2019, respectively. Unfunded commitments related to the private equity investments totaled $73 million and $70 million at December 31, 2020 and 2019, respectively. Private equity investments include high-quality private equity funds across several market sectors and funds that invest in real estate assets. Private equity funds do not have redemption rights. Distributions from these funds will be received as the underlying investments in the funds are liquidated.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
At December 31, 2020 and 2019, other financial instruments for which the carrying amount did not equal fair value were as follows:

	Southern Company(*)	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas(*)
	(in millions)
At December 31, 2020:
Long-term debt, including securities due within one year:
Carrying amount	$48,349	$8,864	$12,825	$1,400	$3,692	$6,626
Fair value	56,264	10,702	15,198	1,590	4,165	7,973
At December 31, 2019:
Long-term debt, including securities due within one year:
Carrying amount	$44,561	$8,517	$11,660	$1,589	$4,398	$5,845
Fair value	48,339	9,525	12,680	1,671	4,708	6,509
(*)The long-term debt of Southern Company Gas is recorded at amortized cost, including the fair value adjustments at the effective date of the 2016 merger with Southern Company. Southern Company Gas amortizes the fair value adjustments over the remaining lives of the respective bonds, the latest being through 2043.
The fair values are determined using Level 2 measurements and are based on quoted market prices for the same or similar issues or on the current rates available to the Registrants.
Commodity Contracts with Level 3 Valuation Inputs
As of December 31, 2020, the fair value of Southern Company Gas' Level 3 physical natural gas forward contracts was $28 million. Since commodity contracts classified as Level 3 typically include a combination of observable and unobservable components, the changes in fair value may include amounts due in part to observable market factors, or changes to assumptions on the unobservable components. The following table includes transfers to Level 3, which represent the fair value of Southern Company Gas' commodity derivative contracts that include a significant unobservable component for the first time during the period.

2020
(in millions)
Beginning balance	$14
Transfers to Level 3	70
Transfers from Level 3	(34)
Instruments realized or otherwise settled during period	(16)
Changes in fair value	(6)
Ending balance	$28
Changes in fair value of Level 3 instruments represent changes in gains and losses for the periods that are reported on Southern Company Gas' statements of income in natural gas revenues.
The valuation of certain commodity contracts requires the use of certain unobservable inputs. All forward pricing used in the valuation of such contracts is directly based on third-party market data, such as broker quotes and exchange settlements, when that data is available. If third-party market data is not available, then industry standard methodologies are used to develop inputs that maximize the use of relevant observable inputs and minimize the use of unobservable inputs. Observable inputs, including some forward prices used for determining fair value, reflect the best available market information. Unobservable inputs are updated using industry standard techniques such as extrapolation, combining observable forward inputs supplemented by historical market and other relevant data. Level 3 physical natural gas forward contracts include unobservable forward price inputs (ranging from $(0.08) to $0.24 per mmBtu). Forward price increases (decreases) as of December 31, 2020 would have resulted in higher (lower) values on a net basis.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
14. DERIVATIVES
Southern Company, the traditional electric operating companies, Southern Power, and Southern Company Gas are exposed to market risks, including commodity price risk, interest rate risk, weather risk, and occasionally foreign currency exchange rate risk. To manage the volatility attributable to these exposures, each company nets its exposures, where possible, to take advantage of natural offsets and enters into various derivative transactions for the remaining exposures pursuant to each company's policies in areas such as counterparty exposure and risk management practices. Southern Company Gas' wholesale gas operations use various contracts in its commercial activities that generally meet the definition of derivatives. For the traditional electric operating companies, Southern Power, and Southern Company Gas' other businesses, each company's policy is that derivatives are to be used primarily for hedging purposes and mandates strict adherence to all applicable risk management policies. Derivative positions are monitored using techniques including, but not limited to, market valuation, value at risk, stress testing, and sensitivity analysis. Derivative instruments are recognized at fair value in the balance sheets as either assets or liabilities and are presented on a net basis. See Note 13 for additional fair value information. In the statements of cash flows, any cash impacts of settled energy-related and interest rate derivatives are recorded as operating activities. Any cash impacts of settled foreign currency derivatives are classified as operating or financing activities to correspond with the classification of the hedged interest or principal, respectively. See Note 1 under "Financial Instruments" for additional information.
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
Energy-related derivative contracts are accounted for under one of three methods:
•Regulatory Hedges – Energy-related derivative contracts designated as regulatory hedges relate primarily to the traditional electric operating companies' and the natural gas distribution utilities' fuel-hedging programs, where gains and losses are initially recorded as regulatory liabilities and assets, respectively, and then are included in fuel expense as the underlying fuel is used in operations and ultimately recovered through an approved cost recovery mechanism.
•Cash Flow Hedges – Gains and losses on energy-related derivatives designated as cash flow hedges (which are mainly used to hedge anticipated purchases and sales) are initially deferred in AOCI before being recognized in the statements of income in the same period and in the same income statement line item as the earnings effect of the hedged transactions.
•Not Designated – Gains and losses on energy-related derivative contracts that are not designated or fail to qualify as hedges are recognized in the statements of income as incurred.
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

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
At December 31, 2020, the net volume of energy-related derivative contracts for natural gas positions, together with the longest hedge date over which the respective entity is hedging its exposure to the variability in future cash flows for forecasted transactions and the longest non-hedge date for derivatives not designated as hedges, were as follows:

	Net Purchased mmBtu	Longest Hedge Date	Longest Non-Hedge Date
	(in millions)
Southern Company(*)	835	2024	2031
Alabama Power	78	2024	—
Georgia Power	135	2023	—
Mississippi Power	89	2024	—
Southern Power	10	2022	2021
Southern Company Gas(*)	523	2022	2031
(*)Southern Company Gas' derivative instruments include both long and short natural gas positions. A long position is a contract to purchase natural gas and a short position is a contract to sell natural gas. Southern Company Gas' volume represents the net of long natural gas positions of 4,421 million mmBtu and short natural gas positions of 3,898 million mmBtu at December 31, 2020, which is also included in Southern Company's total volume.
At December 31, 2020, the net volume of Southern Power's energy-related derivative contracts for power to be sold was 1 million MWHs, all of which expire in 2021.
In addition to the volumes discussed above, the traditional electric operating companies and Southern Power enter into physical natural gas supply contracts that provide the option to sell back excess natural gas due to operational constraints. The maximum expected volume of natural gas subject to such a feature is 29 million mmBtu for Southern Company, which includes 7 million mmBtu for Alabama Power, 9 million mmBtu for Georgia Power, 4 million mmBtu for Mississippi Power, and 9 million mmBtu for Southern Power.
For cash flow hedges of energy-related derivatives, the estimated pre-tax gains (losses) expected to be reclassified from AOCI to earnings for the year ending December 31, 2021 are immaterial for all Registrants.
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

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
At December 31, 2020, the following interest rate derivatives were outstanding:

	Notional Amount	Interest Rate Received	Weighted Average Interest Rate Paid	Hedge Maturity Date	Fair Value Gain (Loss) December 31, 2020
	(in millions)				(in millions)
Cash Flow Hedges of Existing Debt
Mississippi Power	$60	1-month LIBOR	0.58%	December 2021	$—
Fair Value Hedges of Existing Debt
Southern Company parent	1,500	2.35%	1-month LIBOR + 0.87%	July 2021	20
Southern Company	$1,560				$20
For cash flow hedge interest rate derivatives, the estimated pre-tax gains (losses) expected to be reclassified from AOCI to interest expense for the year ending December 31, 2021 total $(25) million for Southern Company and are immaterial for all other Registrants. Deferred gains and losses related to interest rate derivatives are expected to be amortized into earnings through 2046 for the Southern Company parent entity, 2035 for Alabama Power, 2044 for Georgia Power, 2028 for Mississippi Power, and 2046 for Southern Company Gas.
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
At December 31, 2020, the following foreign currency derivatives were outstanding:

	Pay Notional	Pay Rate	Receive Notional	Receive Rate	Hedge Maturity Date	Fair Value Gain (Loss) December 31, 2020
	(in millions)		(in millions)			(in millions)
Cash Flow Hedges of Existing Debt
Southern Power	$677	2.95%	€600	1.00%	June 2022	$40
Southern Power	564	3.78%	500	1.85%	June 2026	25
Total	$1,241		€1,100			$65
The estimated pre-tax gains (losses) related to Southern Power's foreign currency derivatives expected to be reclassified from AOCI to earnings for the year ending December 31, 2021 are $10 million.
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

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
At December 31, 2020 and 2019, the fair value of energy-related derivatives, interest rate derivatives, and foreign currency derivatives was reflected in the balance sheets as follows:

	2020		2019
Derivative Category and Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
	(in millions)
Southern Company
Derivatives designated as hedging instruments for regulatory purposes
Energy-related derivatives:
Assets from risk management activities/Other current liabilities	$24	$11	$3	$70
Other deferred charges and assets/Other deferred credits and liabilities	18	19	6	44
Total derivatives designated as hedging instruments for regulatory purposes	$42	$30	$9	$114
Derivatives designated as hedging instruments in cash flow and fair value hedges
Energy-related derivatives:
Assets from risk management activities/Other current liabilities	$3	$5	$1	$6
Interest rate derivatives:
Assets from risk management activities/Other current liabilities	20	—	2	23
Other deferred charges and assets/Other deferred credits and liabilities	—	—	—	1
Foreign currency derivatives:
Assets from risk management activities/Other current liabilities	—	23	—	24
Other deferred charges and assets/Other deferred credits and liabilities	87	—	16	—
Total derivatives designated as hedging instruments in cash flow and fair value hedges	$110	$28	$19	$54
Derivatives not designated as hedging instruments
Energy-related derivatives:
Assets from risk management activities/Other current liabilities	$388	$331	$461	$358
Other deferred charges and assets/Other deferred credits and liabilities	270	232	207	225
Total derivatives not designated as hedging instruments	$658	$563	$668	$583
Gross amounts recognized	$810	$621	$696	$751
Gross amounts offset(a)	$(529)	$(557)	$(463)	$(562)
Net amounts recognized in the Balance Sheets(b)	$281	$64	$233	$189

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report

	2020		2019
Derivative Category and Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
	(in millions)
Alabama Power
Derivatives designated as hedging instruments for regulatory purposes
Energy-related derivatives:
Other current assets/Other current liabilities	$7	$2	$2	$14
Other deferred charges and assets/Other deferred credits and liabilities	5	5	2	10
Total derivatives designated as hedging instruments for regulatory purposes	$12	$7	$4	$24
Gross amounts recognized	$12	$7	$4	$24
Gross amounts offset	$(7)	$(7)	$(2)	$(2)
Net amounts recognized in the Balance Sheets	$5	$—	$2	$22

Georgia Power
Derivatives designated as hedging instruments for regulatory purposes
Energy-related derivatives:
Other current assets/Other current liabilities	$7	$5	$1	$32
Other deferred charges and assets/Other deferred credits and liabilities	8	8	3	21
Total derivatives designated as hedging instruments for regulatory purposes	$15	$13	$4	$53
Derivatives designated as hedging instruments in cash flow and fair value hedges
Interest rate derivatives:
Other current assets/Other current liabilities	$—	$—	$—	$17
Gross amounts recognized	$15	$13	$4	$70
Gross amounts offset	$(12)	$(12)	$(3)	$(3)
Net amounts recognized in the Balance Sheets	$3	$1	$1	$67

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report

	2020		2019
Derivative Category and Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
	(in millions)
Mississippi Power
Derivatives designated as hedging instruments for regulatory purposes
Energy-related derivatives:
Other current assets/Other current liabilities	$4	$3	$—	$15
Other deferred charges and assets/Other deferred credits and liabilities	5	6	1	12
Total derivatives designated as hedging instruments for regulatory purposes	$9	$9	$1	$27
Gross amounts recognized	$9	$9	$1	$27
Gross amounts offset	$(7)	$(7)	$(1)	$(1)
Net amounts recognized in the Balance Sheets	$2	$2	$—	$26

Southern Power
Derivatives designated as hedging instruments in cash flow and fair value hedges
Energy-related derivatives:
Other current assets/Other current liabilities	$2	$2	$1	$2
Foreign currency derivatives:
Other current assets/Other current liabilities	—	23	—	24
Other deferred charges and assets/Other deferred credits and liabilities	87	—	16	—
Total derivatives designated as hedging instruments in cash flow and fair value hedges	$89	$25	$17	$26
Derivatives not designated as hedging instruments
Energy-related derivatives:
Other current assets/Other current liabilities	$—	$1	$2	$1
Net amounts recognized in the Balance Sheets	$89	$26	$19	$27

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report

	2020		2019
Derivative Category and Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
	(in millions)
Southern Company Gas
Derivatives designated as hedging instruments for regulatory purposes
Energy-related derivatives:
Assets from risk management activities/Other current liabilities	$6	$1	$—	$9
Other deferred charges and assets/Other deferred credits and liabilities	—	—	—	1
Total derivatives designated as hedging instruments for regulatory purposes	$6	$1	$—	$10
Derivatives designated as hedging instruments in cash flow and fair value hedges
Energy-related derivatives:
Assets from risk management activities/Other current liabilities	$1	$3	$—	$4
Interest rate derivatives:
Assets from risk management activities/Other current liabilities	—	—	2	—
Total derivatives designated as hedging instruments in cash flow and fair value hedges	$1	$3	$2	$4
Derivatives not designated as hedging instruments
Energy-related derivatives:
Assets from risk management activities/Other current liabilities	$388	$330	$459	$357
Other deferred charges and assets/Other deferred credits and liabilities	270	232	207	225
Total derivatives not designated as hedging instruments	$658	$562	$666	$582
Gross amounts recognized	$665	$566	$668	$596
Gross amounts offset(a)	$(503)	$(531)	$(456)	$(555)
Net amounts recognized in the Balance Sheets (b)	$162	$35	$212	$41
(a)Gross amounts offset include cash collateral held on deposit in broker margin accounts of $28 million and $99 million at December 31, 2020 and 2019, respectively.
(b)Net amounts of derivative instruments outstanding exclude immaterial premium and intrinsic value associated with weather derivatives for all periods presented.
Energy-related derivatives not designated as hedging instruments were immaterial for the traditional electric operating companies at December 31, 2019. There were no such instruments for the traditional electric operating companies at December 31, 2020.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
At December 31, 2020 and 2019, the pre-tax effects of unrealized derivative gains (losses) arising from energy-related derivative instruments designated as regulatory hedging instruments and deferred were as follows:

Regulatory Hedge Unrealized Gain (Loss) Recognized in the Balance Sheet at December 31, 2020
Derivative Category and Balance Sheet Location	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Company Gas
	(in millions)
Energy-related derivatives:
Other regulatory assets, deferred	$(2)	$—	$(1)	$(1)	$—
Other regulatory liabilities, current	12	5	2	1	4
Other regulatory liabilities, deferred	2	1	1	—	—
Total energy-related derivative gains (losses)	$12	$6	$2	$—	$4

Regulatory Hedge Unrealized Gain (Loss) Recognized in the Balance Sheet at December 31, 2019
Derivative Category and Balance Sheet Location	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Company Gas
	(in millions)
Energy-related derivatives:
Other regulatory assets, current	$(63)	$(14)	$(31)	$(15)	$(3)
Other regulatory assets, deferred	(37)	(8)	(18)	(11)	—
Other regulatory liabilities, current	6	2	—	—	4
Total energy-related derivative gains (losses)	$(94)	$(20)	$(49)	$(26)	$1
For the years ended December 31, 2020, 2019, and 2018, the pre-tax effects of cash flow hedge accounting on AOCI for the applicable Registrants were as follows:

Gain (Loss) Recognized in OCI on Derivative	2020	2019	2018
	(in millions)
Southern Company
Energy-related derivatives	$(8)	$(13)	$17
Interest rate derivatives	(26)	(57)	(1)
Foreign currency derivatives	48	(84)	(78)
Total	$14	$(154)	$(62)
Georgia Power
Interest rate derivatives	$(3)	$(59)	$—
Southern Power
Energy-related derivatives	$(2)	$(4)	$10
Foreign currency derivatives	48	(84)	(78)
Total	$46	$(88)	$(68)
Southern Company Gas
Energy-related derivatives	$(6)	$(9)	$7
Interest rate derivatives	(23)	2	—
Total	$(29)	$(7)	$7
For all years presented, the pre-tax effects of interest rate derivatives designated as cash flow hedging instruments on AOCI were immaterial for the other Registrants.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
The pre-tax effects of cash flow and fair value hedge accounting on income for the years ended December 31, 2020, 2019, and 2018 were as follows:

Location and Amount of Gain (Loss) Recognized in Income on Cash Flow and Fair Value Hedging Relationships	2020	2019	2018
	(in millions)
Southern Company
Total cost of natural gas	$972	$1,319	$1,539
Gain (loss) on energy-related cash flow hedges(a)	(8)	(2)	2
Total depreciation and amortization	3,518	3,038	3,131
Gain (loss) on energy-related cash flow hedges(a)	(3)	(6)	7
Total interest expense, net of amounts capitalized	(1,821)	(1,736)	(1,842)
Gain (loss) on interest rate cash flow hedges(a)	(26)	(20)	(21)
Gain (loss) on foreign currency cash flow hedges(a)	(23)	(24)	(24)
Gain (loss) on interest rate fair value hedges(b)	27	42	(12)
Total other income (expense), net	336	252	114
Gain (loss) on foreign currency cash flow hedges(a)(c)	114	(24)	(60)
Southern Power
Total depreciation and amortization	$494	$479	$493
Gain (loss) on energy-related cash flow hedges(a)	(3)	(6)	7
Total interest expense, net of amounts capitalized	(151)	(169)	(183)
Gain (loss) on foreign currency cash flow hedges(a)	(23)	(24)	(24)
Total other income (expense), net	19	47	23
Gain (loss) on foreign currency cash flow hedges(a)(c)	114	(24)	(60)
(a)Reclassified from AOCI into earnings.
(b)For fair value hedges, changes in the fair value of the derivative contracts are generally equal to changes in the fair value of the underlying debt and have no material impact on income.
(c)The reclassification from AOCI into other income (expense), net completely offsets currency gains and losses arising from changes in the U.S. currency exchange rates used to record the euro-denominated notes.
The pre-tax effects of cash flow hedge accounting on income for interest rate derivatives and energy-related derivatives were immaterial for the other Registrants for all years presented.
At December 31, 2020 and 2019, the following amounts were recorded on the balance sheets related to cumulative basis adjustments for fair value hedges:

	Carrying Amount of the Hedged Item		Cumulative Amount of Fair Value Hedging Adjustment included in Carrying Amount of the Hedged Item
Balance Sheet Location of Hedged Items	At December 31, 2020	At December 31, 2019	At December 31, 2020	At December 31, 2019
	(in millions)		(in millions)
Southern Company
Securities due within one year	$(1,509)	$(599)	$(10)	$—
Long-term debt	—	(1,494)	—	3

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
The pre-tax effects of energy-related derivatives not designated as hedging instruments on the statements of income of Southern Company and Southern Company Gas for the years ended December 31, 2020, 2019, and 2018 were as follows:

		Gain (Loss)
Derivatives in Non-Designated Hedging Relationships	Statements of Income Location	2020	2019	2018
		(in millions)
Energy-related derivatives	Natural gas revenues(*)	$134	$223	$(122)
	Cost of natural gas	15	10	(6)
Total derivatives in non-designated hedging relationships		$149	$233	$(128)
(*)    Excludes the impact of weather derivatives recorded in natural gas revenues of $9 million, $3 million, and $5 million for the years ended December 31, 2020, 2019, and 2018, respectively, as they are accounted for based on intrinsic value rather than fair value.
The pre-tax effects of energy-related derivatives not designated as hedging instruments were immaterial for all other Registrants for all years presented.
Contingent Features
Southern Company, the traditional electric operating companies, Southern Power, and Southern Company Gas do not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain derivatives that could require collateral, but not accelerated payment, in the event of various credit rating changes of certain Southern Company subsidiaries. At December 31, 2020, the Registrants had no collateral posted with derivative counterparties to satisfy these arrangements.
For the Registrants with interest rate derivatives at December 31, 2020, there were no interest rate derivative liabilities with contingent features. At December 31, 2020, the fair value of energy-related derivative liabilities with contingent features and the maximum potential collateral requirements arising from the credit-risk-related contingent features, at a rating below BBB- and/or Baa3, were immaterial for all Registrants. The maximum potential collateral requirements arising from the credit-risk-related contingent features for the traditional electric operating companies and Southern Power include certain agreements that could require collateral in the event that one or more Southern Company power pool participants has a credit rating change to below investment grade. Following the sale of Gulf Power to NextEra Energy, Gulf Power is continuing to participate in the Southern Company power pool for a defined transition period that, subject to certain potential adjustments, is scheduled to end on January 1, 2024.
Generally, collateral may be provided by a Southern Company guaranty, letter of credit, or cash. If collateral is required, fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against fair value amounts recognized for derivatives executed with the same counterparty.
Alabama Power and Southern Power maintain accounts with certain regional transmission organizations to facilitate financial derivative transactions and they may be required to post collateral based on the value of the positions in these accounts and the associated margin requirements. At December 31, 2020, cash collateral posted in these accounts was immaterial. Southern Company Gas maintains accounts with brokers or the clearing houses of certain exchanges to facilitate financial derivative transactions. Based on the value of the positions in these accounts and the associated margin requirements, Southern Company Gas may be required to deposit cash into these accounts. At December 31, 2020, cash collateral held on deposit in broker margin accounts was $28 million.
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
Southern Company Gas uses established credit policies to determine and monitor the creditworthiness of counterparties, including requirements to post collateral or other credit security, as well as the quality of pledged collateral. Collateral or credit security is most often in the form of cash or letters of credit from an investment-grade financial institution, but may also include cash or U.S. government securities held by a trustee. Prior to entering a physical transaction, Southern Company Gas assigns its counterparties an internal credit rating and credit limit based on the counterparties' Moody's, S&P, and Fitch ratings, commercially available credit reports, and audited financial statements. Southern Company Gas may require counterparties to pledge additional collateral when deemed necessary.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
Southern Company Gas utilizes netting agreements whenever possible to mitigate exposure to counterparty credit risk. Netting agreements enable Southern Company Gas to net certain assets and liabilities by counterparty across product lines and against cash collateral, provided the netting and cash collateral agreements include such provisions. While the amounts due from, or owed to, counterparties are settled net, they are recorded on a gross basis on the balance sheet as energy marketing receivables and energy marketing payables.
The Registrants do not anticipate a material adverse effect on their respective financial statements as a result of counterparty nonperformance.
15. ACQUISITIONS AND DISPOSITIONS
Southern Company
In January 2019, Southern Company completed the sale of all of the capital stock of Gulf Power to a wholly-owned subsidiary of NextEra Energy, for an aggregate cash purchase price of approximately $5.8 billion (less $1.3 billion of indebtedness assumed), including the final working capital adjustments. The gain associated with the sale of Gulf Power totaled $2.6 billion pre-tax ($1.4 billion after tax).
In July 2019, PowerSecure completed the sale of its utility infrastructure services business for approximately $65 million, including the final working capital adjustments. In contemplation of this sale, a goodwill impairment charge of $32 million was recorded in the second quarter 2019. In December 2019, PowerSecure completed the sale of its lighting business for approximately $9 million, which included cash of $4 million and a note receivable from the buyer of $5 million. In contemplation of this sale, an impairment charge of $18 million was recorded in the third quarter 2019 related to goodwill, identifiable intangibles, and other assets.
In December 2019, Southern Company completed the sale of one of its leveraged lease investments for an aggregate cash purchase price of approximately $20 million. The sale resulted in an immaterial gain.
During the fourth quarter 2020, management of Southern Company initiated steps to sell one of its leveraged leases and classified the investment in the leveraged lease as held for sale on Southern Company's balance sheet as of December 31, 2020. The ultimate outcome of this matter cannot be determined at this time. See Note 3 under "Other Matters – Southern Company" and "Assets Held for Sale" herein for additional information.
Alabama Power
On August 31, 2020, Alabama Power completed its acquisition of the Central Alabama Generating Station, an approximately 885-MW combined cycle generation facility in Autauga County, Alabama. The total purchase price was $461 million, of which $452 million was related to net assets recorded within property, plant, and equipment on the balance sheet and the remainder primarily related to inventory, current receivables, and accounts payable. Alabama Power assumed an existing power sales agreement under which the full output of the generating facility remains committed to another third party for its remaining term of approximately three years. During the remaining term, the estimated revenues from the power sales agreement are expected to offset the associated costs of operation. See Notes 2 and 9 under "Alabama Power" and "Lessor," respectively, for additional information.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
Southern Power
Southern Power's acquisition-related costs for the projects discussed under "Asset Acquisitions" and "Construction Projects" below were expensed as incurred and were not material for any of the years presented.
Asset Acquisitions

Project Facility	Resource	Seller	Approximate Nameplate Capacity (MW)	Location	Southern Power Ownership Percentage	COD	PPA Contract Period
Asset Acquisitions During 2020
Beech Ridge II	Wind	Invenergy Renewables LLC	56	Greenbrier County, WV	100% of Class A(a)	May 2020	12 years
Asset Acquisitions During 2019
DSGP(b)	Fuel Cell	Bloom Energy	28	Delaware	100% of Class B	N/A(c)	15 years(d)
Asset Acquisitions During 2018
Gaskell West 1	Solar	Recurrent Energy Development Holdings, LLC	20	Kern County, CA	100% of Class B(e)	March 2018	20 years
(a)In May 2020, Southern Power purchased a controlling interest and now consolidates the project's operating results in its financial statements. The Class B member owns the noncontrolling interest.
(b)During 2019, Southern Power purchased a controlling interest and now consolidates the project's operating results in its financial statements. The Class A and Class C members each own a noncontrolling interest. Southern Power records net income attributable to noncontrolling interests for approximately 10 MWs of the facility.
(c)Southern Power's 18-MW share of the facility was repowered between June and August 2019. In December 2019, a Class C member joined the existing partnership between the Class A member and Southern Power and made an investment to repower the remaining 10 MWs.
(d)Remaining PPA contract period at the time of acquisition.
(e)Southern Power owns a controlling interest under a tax equity partnership.
In March 2020, Southern Power entered into an agreement to acquire a controlling membership interest in an approximately 300-MW wind facility located in South Dakota. The acquisition is subject to certain customary conditions to closing, including commercial operation of the facility, which is expected to occur in the first quarter 2021. Subsequent to the acquisition, Southern Power expects to complete a tax equity transaction. The facility's output is contracted under two long-term PPAs. The ultimate outcome of this matter cannot be determined at this time.
Construction Projects
During 2020, Southern Power completed construction of and placed in service the Reading and Skookumchuck wind facilities, commenced construction of the Garland and Tranquillity battery energy storage facilities, and acquired and commenced construction of the Glass Sands wind facility. Total aggregate construction costs, excluding acquisition costs, are expected to be between $392 million and $460 million for the facilities under construction. At December 31, 2020, the total costs of construction incurred and included in CWIP for these projects were $34 million. The ultimate outcome of these matters cannot be determined at this time.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report

Project Facility	Resource	Approximate Nameplate Capacity (MW)	Location	Actual/Expected COD	PPA Contract Period
Projects Under Construction at December 31, 2020
Garland Solar Storage(a)	Battery energy storage system	88	Kern County, CA	Third quarter 2021	20 years
Tranquillity Solar Storage(a)	Battery energy storage system	72	Fresno County, CA	Fourth quarter 2021	20 years
Glass Sands(b)	Wind	118	Murray County, OK	Fourth quarter 2021	12 years
Projects Completed During 2020
Skookumchuck(c)	Wind	136	Lewis and Thurston Counties, WA	November 2020	20 years
Reading(d)	Wind	200	Osage and Lyon Counties, KS	May 2020	12 years
Projects Completed During 2019(e)
Wildhorse Mountain(f)	Wind	100	Pushmataha County, OK	December 2019	20 years
(a)In December 2020, Southern Power restructured its ownership of the project by contributing the Class A membership interests to an existing partnership and selling 100% of the Class B membership interests while retaining the controlling interest. Prior to commercial operation, Southern Power may restructure the project ownership again and enter into additional partnerships, but expects to retain the controlling interest. The ultimate outcome of this matter cannot be determined at this time.
(b)In December 2020, Southern Power purchased 100% of the membership interests of the Glass Sands facility.
(c)In October 2019, Southern Power purchased 100% of the membership interests of the Skookumchuck facility pursuant to a joint development arrangement. In November 2020, Southern Power completed a tax equity transaction whereby it received $121 million, resulting in 100% ownership of the Class B membership interests. Southern Power subsequently sold a noncontrolling interest in the Class B membership interests and now retains the controlling ownership interest in the facility.
(d)In 2018, Southern Power purchased 100% of the membership interests of the Reading facility pursuant to a joint development arrangement. In June 2020, Southern Power completed a tax equity transaction whereby it received $156 million and owns 100% of the Class B membership interests.
(e)During 2019, Southern Power also completed the expansion of Plant Mankato, which was sold to a subsidiary of Xcel on January 17, 2020. See "Sales of Natural Gas and Biomass Plants" below for additional information.
(f)In 2018, Southern Power purchased 100% of the membership interests of the Wildhorse Mountain facility. In December 2019, Southern Power entered into a tax equity partnership and owns 100% of the Class B membership interests.
Development Projects
Southern Power continues to evaluate and refine the deployment of the remaining wind turbine equipment purchased in 2016 and 2017 to development and construction projects. Wind projects utilizing equipment purchased in 2016 and 2017, and reaching commercial operation by the end of 2021 and 2022, are expected to qualify for 100% and 80% PTCs, respectively. The significant majority of this equipment either has been deployed to projects that have been completed, are under construction, or are probable of completion, or has been sold to third parties. In 2018, as a result of a review of various options for probable dispositions of wind turbine equipment not deployed to development or construction projects, Southern Power recorded a $36 million asset impairment charge on the equipment. Gains on equipment sales were immaterial in 2020 and totaled approximately $17 million in 2019.
Sales of Renewable Facility Interests
In May 2018, Southern Power completed the sale of a noncontrolling 33% equity interest in SP Solar, a limited partnership indirectly owning substantially all of Southern Power's solar facilities, to Global Atlantic for approximately $1.2 billion. Since Southern Power retained control of the limited partnership, the sale was recorded as an equity transaction. On the date of the transaction, the noncontrolling interest was increased by $511 million to reflect 33% of the carrying value of the partnership. This difference, partially offset by the tax impact and other related transaction charges, also resulted in a $410 million decrease to Southern Power's common stockholder's equity.
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

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
Sales of Natural Gas and Biomass Plants
In December 2018, Southern Power completed the sale of all of its equity interests in Plant Oleander and Plant Stanton Unit A (together, the Florida Plants) to NextEra Energy for $203 million, including final working capital adjustments. In contemplation of this sale transaction, Southern Power recorded an asset impairment charge of approximately $119 million ($89 million after tax) in the second quarter 2018.
In June 2019, Southern Power completed the sale of its equity interests in Plant Nacogdoches, a 115-MW biomass facility located in Nacogdoches County, Texas, to Austin Energy, for a purchase price of approximately $461 million, including final working capital adjustments. Southern Power recorded a gain of $23 million ($88 million after tax) on the sale.
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
Southern Company Gas
Sale of Pivotal Home Solutions
In June 2018, Southern Company Gas completed the stock sale of Pivotal Home Solutions to American Water Enterprises LLC for a total cash purchase price of $365 million, which includes the final working capital adjustment. This disposition resulted in a net loss of $67 million, which includes $34 million of income tax expense. In contemplation of the transaction, a goodwill impairment charge of $42 million was recorded during 2018. The income tax expense included tax on goodwill not deductible for tax purposes and for which a deferred tax liability had not been recorded previously. Southern Company Gas and American Water Enterprises LLC entered into a transition services agreement whereby Southern Company Gas provided certain administrative and operational services, which ended during 2018.
Sales of Elizabethtown Gas and Elkton Gas
In July 2018, a Southern Company Gas subsidiary, Pivotal Utility Holdings, completed the sales of the assets of two of its natural gas distribution utilities, Elizabethtown Gas and Elkton Gas, to South Jersey Industries, Inc. for a total cash purchase price of $1.7 billion, which includes the final working capital and other adjustments. This disposition resulted in a pre-tax gain that was entirely offset by $205 million of income tax expense, resulting in no material net income impact. The income tax expense included tax on goodwill not deductible for tax purposes and for which a deferred tax liability had not been recorded previously. Southern Company Gas and South Jersey Industries, Inc. entered into transition services agreements whereby Southern Company Gas provided certain administrative and operational services through July 2, 2020.
Sale of Florida City Gas
In July 2018, Southern Company Gas and its wholly-owned direct subsidiary, NUI Corporation, completed the stock sale of Pivotal Utility Holdings, which primarily consisted of Florida City Gas, to NextEra Energy for a total cash purchase price of $587 million, which includes the final working capital adjustment. This disposition resulted in a net gain of $16 million, which includes $103 million of income tax expense. The income tax expense included tax on goodwill not deductible for tax purposes and for which a deferred tax liability had not been recorded previously. Southern Company Gas and NextEra Energy entered into a transition services agreement whereby Southern Company Gas provided certain administrative and operational services through July 28, 2020.
Sale of Triton
In May 2019, Southern Company Gas sold its investment in Triton, a cargo container leasing company that was aggregated into Southern Company Gas' all other segment. This disposition resulted in a pre-tax loss of $6 million and a net after-tax gain of $7 million as a result of reversing a $13 million federal income tax valuation allowance.
Sale of Pivotal LNG and Atlantic Coast Pipeline
On March 24, 2020, Southern Company Gas completed the sale of its interests in Pivotal LNG and Atlantic Coast Pipeline to Dominion Modular LNG Holdings, Inc. and Dominion Atlantic Coast Pipeline, LLC, respectively, with aggregate proceeds of $178 million, including final working capital adjustments. The loss associated with the transactions was immaterial. Southern Company Gas also expects to receive payments in April 2021 and August 2021 of $5 million each contingent upon Dominion Modular LNG Holdings, Inc. meeting certain milestones related to Pivotal LNG. During 2019, based on the terms of these

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
transactions, Southern Company Gas recorded an asset impairment charge, exclusive of the contingent payments, for Pivotal LNG of approximately $24 million ($17 million after tax) as of December 31, 2019. The assets and liabilities of Pivotal LNG and the interest in Atlantic Coast Pipeline were classified as held for sale as of December 31, 2019. See Note 7 under "Southern Company Gas" and "Assets Held for Sale" herein for additional information.
Sale of Natural Gas Storage Facility
On December 1, 2020, Southern Company Gas completed the sale of Jefferson Island to EnLink Midstream, LLC for a total purchase price of $33 million, including estimated working capital adjustments. The gain associated with the sale totaled $22 million pre-tax ($16 million after tax).
Assets Held for Sale
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
The following table provides the major classes of assets and liabilities classified as held for sale for Southern Company, Southern Power, and Southern Company Gas at December 31, 2020 and/or 2019:

	Southern Company		Southern Power	Southern Company Gas
	At December 31,		At December 31,	At December 31,
	2020	2019	2019	2019
	(in millions)
Assets Held for Sale:
Current assets	$—	$19	$17	$2
Total property, plant, and equipment	8	565	547	18
Goodwill and other intangible assets	—	40	40	—
Equity investments in unconsolidated subsidiaries	—	151	—	151
Leveraged leases	52	—	—	—
Other non-current assets	—	14	14	—
Total Assets Held for Sale	$60	$789	$618	$171

Liabilities Held for Sale (all current):	$—	$5	$3	$2
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

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
Gulf Power and Southern Power's Florida Plants, Plant Nacogdoches, and Plant Mankato represented individually significant components of Southern Company and Southern Power, respectively. Pre-tax income for these components for the years ended December 31, 2020, 2019, and 2018 are presented below:

	2020	2019	2018
	(in millions)
Earnings before income taxes:
Gulf Power	N/A	N/A	$140
Southern Power's Florida Plants(a)(b)	N/A	N/A	$49
Southern Power's Plant Nacogdoches(a)(c)	N/A	$13	$27
Southern Power's Plant Mankato(a)(d)	$2	$29	N/M
N/M - Not material
(a)Earnings before income taxes reflect the cessation of depreciation and amortization on the long-lived assets being sold upon classification as held for sale.
(b)2018 amount represents the period from January 1, 2018 to December 4, 2018 (the divestiture date).
(c)2019 amount represents the period from January 1, 2019 to June 13, 2019 (the divestiture date).
(d)2020 amount represents the period from January 1, 2020 to January 17, 2020 (the divestiture date).
16. SEGMENT AND RELATED INFORMATION
Southern Company
Southern Company's reportable business segments are the sale of electricity by the traditional electric operating companies, the sale of electricity in the competitive wholesale market by Southern Power, and the sale of natural gas and other complementary products and services by Southern Company Gas. Revenues from sales by Southern Power to the traditional electric operating companies were $364 million, $398 million, and $435 million in 2020, 2019, and 2018, respectively. Revenues from sales of natural gas from Southern Company Gas to the traditional electric operating companies and Southern Power were immaterial and $26 million, respectively, in 2020, $14 million and $64 million, respectively, in 2019, and $32 million and $119 million, respectively, in 2018. The "All Other" column includes the Southern Company parent entity, which does not allocate operating expenses to business segments. Also, this category includes segments below the quantitative threshold for separate disclosure. These segments include providing energy solutions to electric utilities and their customers in the areas of distributed generation, energy storage and renewables, and energy efficiency, as well as investments in telecommunications and leveraged lease projects. All other inter-segment revenues are not material.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
Financial data for business segments and products and services for the years ended December 31, 2020, 2019, and 2018 was as follows:

	Electric Utilities
	Traditional Electric Operating Companies	Southern Power	Eliminations	Total	Southern Company Gas	All Other	Eliminations	Consolidated
	(in millions)
2020
Operating revenues	$15,135	$1,733	$(371)	$16,497	$3,434	$596	$(152)	$20,375
Depreciation and amortization	2,447	494	—	2,941	500	77	—	3,518
Interest income	26	4	—	30	5	6	(4)	37
Earnings from equity method investments	—	—	—	—	141	12	—	153
Interest expense	825	151	—	976	231	614	—	1,821
Income taxes (benefit)	514	3	—	517	173	(297)	—	393
Segment net income (loss)(a)(b)(c)(d)(e)	2,877	238	—	3,115	590	(592)	6	3,119
Goodwill	—	2	—	2	5,015	263	—	5,280
Total assets	85,486	13,235	(680)	98,041	22,630	3,168	(904)	122,935
2019
Operating revenues	$15,569	$1,938	$(412)	$17,095	$3,792	$690	$(158)	$21,419
Depreciation and amortization	1,993	479	—	2,472	487	79	—	3,038
Interest income	38	9	—	47	3	16	(6)	60
Earnings from equity method investments	2	3	—	5	157	—	—	162
Interest expense	818	169	—	987	232	517	—	1,736
Income taxes (benefit)	764	(56)	—	708	130	960	—	1,798
Segment net income (loss)(a)(f)(g)(h)	2,929	339	—	3,268	585	908	(22)	4,739
Goodwill	—	2	—	2	5,015	263	—	5,280
Total assets	81,063	14,300	(713)	94,650	21,687	3,511	(1,148)	118,700
2018
Operating revenues	$16,843	$2,205	$(477)	$18,571	$3,909	$1,213	$(198)	$23,495
Depreciation and amortization	2,072	493	—	2,565	500	66	—	3,131
Interest income	23	8	—	31	4	8	(5)	38
Earnings from equity method investments	(1)	—	—	(1)	148	2	(1)	148
Interest expense	852	183	—	1,035	228	580	(1)	1,842
Income taxes (benefit)	371	(164)	—	207	464	(222)	—	449
Segment net income (loss)(a)(b)(i)(j)	2,117	187	—	2,304	372	(453)	3	2,226
Goodwill	—	2	—	2	5,015	298	—	5,315
Total assets	79,382	14,883	(306)	93,959	21,448	3,285	(1,778)	116,914
(a)Attributable to Southern Company.
(b)For the traditional electric operating companies, includes pre-tax charges at Georgia Power for estimated loss on Plant Vogtle Units 3 and 4 of $325 million ($242 million after tax) in 2020 and $1.1 billion ($0.8 billion after tax) in 2018. See Note 2 under "Georgia Power – Nuclear Construction" for additional information.
(c)For Southern Power, includes a $39 million pre-tax gain ($23 million gain after tax) on the sale of Plant Mankato. See Note 15 under "Southern Power" for additional information.
(d)For Southern Company Gas, includes a $22 million pre-tax gain ($16 million gain after tax) on the sale of Jefferson Island. See Note 15 under "Southern Company Gas" for additional information.
(e)For the "All Other" column, includes pre-tax impairment charges totaling $206 million ($105 million after tax) related to leveraged lease investments. See Note 3 under "Other Matters – Southern Company" for additional information.
(f)For Southern Power, includes a $23 million pre-tax gain ($88 million gain after tax) on the sale of Plant Nacogdoches. See Note 15 under "Southern Power" for additional information.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
(g)For Southern Company Gas, includes pre-tax impairment charges totaling $115 million ($86 million after tax). See Notes 3 and 15 under "Other Matters – Southern Company Gas" and "Southern Company Gas – Sale of Pivotal LNG and Atlantic Coast Pipeline," respectively, for additional information.
(h)For the "All Other" column, includes the pre-tax gain associated with the sale of Gulf Power of $2.6 billion ($1.4 billion after tax), the pre-tax loss, including related impairment charges, on the sales of certain PowerSecure business units totaling $58 million ($52 million after tax), and a pre-tax impairment charge of $17 million ($13 million after tax) related to a leveraged lease investment. See Notes 3 and 15 under "Other Matters – Southern Company" and "Southern Company," respectively, for additional information.
(i)For Southern Power, includes pre-tax impairment charges of $156 million ($117 million after tax). See Note 15 under "Southern Power" for additional information.
(j)For Southern Company Gas, includes a net gain on dispositions of $291 million ($51 million loss after tax), as well as a goodwill impairment charge of $42 million related to the sale of Pivotal Home Solutions. See Note 15 under "Southern Company Gas" for additional information.
Products and Services

Electric Utilities' Revenues
Year	Retail	Wholesale	Other	Total
	(in millions)
2020	$13,643	$1,945	$909	$16,497
2019	14,084	2,152	859	17,095
2018	15,222	2,516	833	18,571

Southern Company Gas' Revenues
Year	Gas Distribution Operations	Gas Marketing Services	All Other	Total
	(in millions)
2020	$2,902	$408	$124	$3,434
2019	3,001	456	335	3,792
2018	3,155	568	186	3,909
Southern Company Gas
Southern Company Gas manages its business through four reportable segments - gas distribution operations, gas pipeline investments, wholesale gas services, and gas marketing services. The non-reportable segments are combined and presented as all other. See Note 15 under "Southern Company Gas" for additional information on the disposition activities described herein.
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
Gas pipeline investments consists of joint ventures in natural gas pipeline investments including a 50% interest in SNG, a 20% ownership interest in the PennEast Pipeline project, and a 50% joint ownership interest in the Dalton Pipeline. These natural gas pipelines enable the provision of diverse sources of natural gas supplies to the customers of Southern Company Gas. Gas pipeline investments also included a 5% ownership interest in the Atlantic Coast Pipeline construction project prior to its sale on March 24, 2020. See Notes 3, 5, and 7 for additional information.
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
The all other column includes segments and subsidiaries that fall below the quantitative threshold for separate disclosure, including storage and fuels operations. The all other column included Jefferson Island though its sale on December 1, 2020, Pivotal LNG through its sale on March 24, 2020, and the investment in Triton through its sale on May 29, 2019.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2020 Annual Report
Financial data for business segments for the years ended December 31, 2020, 2019, and 2018 was as follows:

	Gas Distribution Operations(a)	Gas Pipeline Investments	Wholesale Gas Services(b)	Gas Marketing Services(c)	Total	All Other(d)	Eliminations	Consolidated
	(in millions)
2020
Operating revenues	$2,952	$32	$74	$408	$3,466	$36	$(68)	$3,434
Depreciation and amortization	442	5	1	22	470	30	—	500
Operating income (loss)	655	20	20	119	814	(7)	5	812
Earnings from equity method investments	—	141	—	—	141	—	—	141
Interest expense	192	29	4	3	228	3	—	231
Income taxes (benefit)	114	33	3	28	178	(5)	—	173
Segment net income (loss)	390	99	14	89	592	(2)	—	590
Total assets at December 31, 2020	19,090	1,597	850	1,503	23,040	11,336	(11,746)	22,630
2019
Operating revenues	$3,028	$32	$294	$456	$3,810	$44	$(62)	$3,792
Depreciation and amortization	422	5	1	26	454	33	—	487
Operating income (loss)	573	20	219	112	924	(154)	—	770
Earnings from equity method investments	—	162	—	—	162	(5)	—	157
Interest expense	187	30	5	3	225	7	—	232
Income taxes (benefit)	63	58	52	27	200	(70)	—	130
Segment net income (loss)	337	94	163	83	677	(92)	—	585
Total assets at December 31, 2019	18,204	1,678	850	1,496	22,228	10,759	(11,300)	21,687
2018
Operating revenues	$3,186	$32	$144	$568	$3,930	$55	$(76)	$3,909
Depreciation and amortization	409	5	2	37	453	47	—	500
Operating income (loss)	904	20	70	19	1,013	(98)	—	915
Earnings from equity method investments	—	145	—	—	145	3	—	148
Interest expense	178	34	9	6	227	1	—	228
Income taxes (benefit)	409	28	4	54	495	(31)	—	464
Segment net income (loss)	334	103	38	(40)	435	(63)	—	372
Total assets at December 31, 2018	17,266	1,763	1,302	1,587	21,918	11,112	(11,582)	21,448
(a)Operating revenues for the three gas distribution operations dispositions were $244 million for 2018. Segment net income for gas distribution operations includes a gain on dispositions of $324 million ($16 million after tax) in 2018.
(b)The revenues for wholesale gas services are netted with costs associated with its energy and risk management activities. A reconciliation of operating revenues and intercompany revenues is shown in the following table.

	Third Party Gross Revenues	Intercompany Revenues	Total Gross Revenues	Less Gross Gas Costs	Operating Revenues
	(in millions)
2020	$4,544	$115	$4,659	$4,585	$74
2019	5,703	275	5,978	5,684	294
2018	6,955	451	7,406	7,262	144
(c)Operating revenues for the gas marketing services disposition were $55 million in 2018. Segment net income for gas marketing services includes a loss on disposition of $33 million ($67 million loss after tax) and a goodwill impairment charge of $42 million in 2018 recorded in contemplation of the sale of Pivotal Home Solutions.
(d)Segment net income (loss) for the "All Other" column includes a $22 million pre-tax gain ($16 million gain after tax) on the sale of Jefferson Island in 2020 and pre-tax impairment charges totaling $115 million ($86 million after tax) in 2019. See Note 3 under "Other Matters – Southern Company Gas" for additional information.

    Table of Contents                                Index to Financial Statements
Item 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A.CONTROLS AND PROCEDURES
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
There have been no changes in Southern Company's, Alabama Power's, Georgia Power's, Mississippi Power's, Southern Power's, or Southern Company Gas' internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fourth quarter 2020 that have materially affected or are reasonably likely to materially affect Southern Company's, Alabama Power's, Georgia Power's, Mississippi Power's, Southern Power's, or Southern Company Gas' internal control over financial reporting.
Item 9B.OTHER INFORMATION
None.

    Table of Contents                                Index to Financial Statements
MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Southern Company and Subsidiary Companies 2020 Annual Report
The management of Southern Company is responsible for establishing and maintaining an adequate system of internal control over financial reporting as required by the Sarbanes-Oxley Act of 2002 and as defined in Exchange Act Rule 13a-15(f). A control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met.
Under management's supervision, an evaluation of the design and effectiveness of Southern Company's internal control over financial reporting was conducted based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Southern Company's internal control over financial reporting was effective as of December 31, 2020.
Deloitte & Touche LLP, as auditors of Southern Company's financial statements, has issued an attestation report on the effectiveness of Southern Company's internal control over financial reporting as of December 31, 2020, which is included herein.

/s/ Thomas A. Fanning
Thomas A. Fanning
Chairman, President, and Chief Executive Officer

/s/ Andrew W. Evans
Andrew W. Evans
Executive Vice President and Chief Financial Officer
February 17, 2021

    Table of Contents                                Index to Financial Statements
MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Alabama Power Company 2020 Annual Report
The management of Alabama Power is responsible for establishing and maintaining an adequate system of internal control over financial reporting as required by the Sarbanes-Oxley Act of 2002 and as defined in Exchange Act Rule 13a-15(f). A control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met.
Under management's supervision, an evaluation of the design and effectiveness of Alabama Power's internal control over financial reporting was conducted based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Alabama Power's internal control over financial reporting was effective as of December 31, 2020.

/s/ Mark A. Crosswhite
Mark A. Crosswhite
Chairman, President, and Chief Executive Officer

/s/ Philip C. Raymond
Philip C. Raymond
Executive Vice President, Chief Financial Officer, and Treasurer
February 17, 2021

    Table of Contents                                Index to Financial Statements
MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Georgia Power Company 2020 Annual Report
The management of Georgia Power is responsible for establishing and maintaining an adequate system of internal control over financial reporting as required by the Sarbanes-Oxley Act of 2002 and as defined in Exchange Act Rule 13a-15(f). A control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met.
Under management's supervision, an evaluation of the design and effectiveness of Georgia Power's internal control over financial reporting was conducted based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Georgia Power's internal control over financial reporting was effective as of December 31, 2020.

/s/ W. Paul Bowers
W. Paul Bowers
Chairman and Chief Executive Officer

/s/ Daniel S. Tucker
Daniel S. Tucker
Executive Vice President, Chief Financial Officer, and Treasurer
February 17, 2021

    Table of Contents                                Index to Financial Statements
MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Mississippi Power Company 2020 Annual Report
The management of Mississippi Power is responsible for establishing and maintaining an adequate system of internal control over financial reporting as required by the Sarbanes-Oxley Act of 2002 and as defined in Exchange Act Rule 13a-15(f). A control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met.
Under management's supervision, an evaluation of the design and effectiveness of Mississippi Power's internal control over financial reporting was conducted based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Mississippi Power's internal control over financial reporting was effective as of December 31, 2020.

/s/ Anthony L. Wilson
Anthony L. Wilson
Chairman, President, and Chief Executive Officer

/s/ Moses H. Feagin
Moses H. Feagin
Senior Vice President, Chief Financial Officer, and Treasurer
February 17, 2021

    Table of Contents                                Index to Financial Statements
MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Southern Power Company and Subsidiary Companies 2020 Annual Report
The management of Southern Power is responsible for establishing and maintaining an adequate system of internal control over financial reporting as required by the Sarbanes-Oxley Act of 2002 and as defined in Exchange Act Rule 13a-15(f). A control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met.
Under management's supervision, an evaluation of the design and effectiveness of Southern Power's internal control over financial reporting was conducted based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Southern Power's internal control over financial reporting was effective as of December 31, 2020.

/s/ Christopher Cummiskey
Christopher Cummiskey
Chief Executive Officer

/s/ Elliott L. Spencer
Elliott L. Spencer
Senior Vice President, Chief Financial Officer, and Treasurer
February 17, 2021

    Table of Contents                                Index to Financial Statements
MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Southern Company Gas and Subsidiary Companies 2020 Annual Report
The management of Southern Company Gas is responsible for establishing and maintaining an adequate system of internal control over financial reporting as required by the Sarbanes-Oxley Act of 2002 and as defined in Exchange Act Rule 13a-15(f). A control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met.
Under management's supervision, an evaluation of the design and effectiveness of Southern Company Gas' internal control over financial reporting was conducted based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Southern Company Gas' internal control over financial reporting was effective as of December 31, 2020.

/s/ Kimberly S. Greene
Kimberly S. Greene
Chairman, President, and Chief Executive Officer

/s/ David P. Poroch
David P. Poroch
Executive Vice President, Chief Financial Officer, and Treasurer
February 17, 2021

    Table of Contents                                Index to Financial Statements
PART III
Items 10 (other than the information under "Code of Ethics" below), 11, 12, 13, and 14 for Southern Company are incorporated by reference to Southern Company's Definitive Proxy Statement relating to the 2021 Annual Meeting of Stockholders. Specifically, reference is made to "Corporate Governance at Southern Company" and "Biographical Information about our Nominees for Director," as well as "Delinquent Section 16(a) Reports," if required, for Item 10, "Compensation Discussion and Analysis," "Executive Compensation Tables," and "Director Compensation" for Item 11, "Stock Ownership Information," "Executive Compensation Tables," and "Equity Compensation Plan Information" for Item 12, "Biographical Information about our Nominees for Director" and "Corporate Governance at Southern Company" for Item 13, and "Principal Independent Registered Public Accounting Firm Fees" for Item 14.
Items 10 (other than the information under "Code of Ethics" below), 11, 12, 13, and 14 for Alabama Power are incorporated by reference to Alabama Power's Definitive Proxy Statement relating to its 2021 Annual Meeting of Shareholders. Specifically, reference is made to "Nominees for Election as Directors," "Corporate Governance," and "Delinquent Section 16(a) Reports," if required, for Item 10, "Executive Compensation," "Compensation Committee Interlocks and Insider Participation," "Director Compensation," "Director Deferred Compensation Plan," and "Director Compensation Table" for Item 11, "Stock Ownership Table" and "Executive Compensation" for Item 12, "Certain Relationships and Related Transactions" and "Director Independence" for Item 13, and "Principal Independent Registered Public Accounting Firm Fees" for Item 14.
Items 10, 11, 12, and 13 for each of Georgia Power, Mississippi Power, Southern Power, and Southern Company Gas are omitted pursuant to General Instruction I(2)(c) of Form 10-K. Item 14 for each of Georgia Power, Mississippi Power, Southern Power, and Southern Company Gas is contained herein.
Item 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
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

III-1

    Table of Contents                                Index to Financial Statements
Item 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES
The following represents fees billed to Georgia Power, Mississippi Power, Southern Power, and Southern Company Gas in 2020 and 2019 by Deloitte & Touche LLP, each company's principal public accountant:

	2020	2019
	(in thousands)
Georgia Power
Audit Fees (1)	$3,015	$3,405
Audit-Related Fees (2)	182	32
Tax Fees	—	—
All Other Fees (3)	7	18
Total	$3,204	$3,455
Mississippi Power
Audit Fees (1)	$1,495	$1,382
Audit-Related Fees (2)	23	69
Tax Fees	—	—
All Other Fees (3)	—	10
Total	$1,518	$1,461
Southern Power
Audit Fees (1)	$1,849	$1,828
Audit-Related Fees(4)	2,317	1,418
Tax Fees	—	—
All Other Fees (3)	5	16
Total	$4,171	$3,262
Southern Company Gas
Audit Fees (1)(5)	$4,276	$4,602
Audit-Related Fees (2)	300	254
Tax Fees	—	—
All Other Fees (3)	3	5
Total	$4,579	$4,861
(1)Includes services performed in connection with financing transactions.
(2)Represents fees for non-statutory audit services in 2020 and 2019 and audit services associated with reviewing internal controls for a system implementation in 2020.
(3)Represents registration fees for attendance at Deloitte & Touche LLP-sponsored education seminars.
(4)Represents fees in connection with audits of Southern Power partnerships in 2020 and 2019 and audit services associated with reviewing internal controls for a system implementation in 2020.
(5)Includes fees in connection with statutory audits of several Southern Company Gas subsidiaries.
The Southern Company Audit Committee (on behalf of Southern Company and its subsidiaries) has a Policy of Engagement of the Independent Auditor for Audit and Non-Audit Services that includes pre-approval requirements for the audit and non-audit services provided by Deloitte & Touche LLP. All of the services provided by Deloitte & Touche LLP in fiscal years 2020 and 2019 and related fees were approved in advance by the Southern Company Audit Committee.
III-2

    Table of Contents                                Index to Financial Statements
PART IV
Item 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)The following documents are filed as a part of this report on Form 10-K:
(i)Financial Statements and Financial Statement Schedules:
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
(2)Exhibits:
Exhibits for Southern Company, Alabama Power, Georgia Power, Mississippi Power, Southern Power, and Southern Company Gas are listed in the Exhibit Index at page E-1.

Item 16.FORM 10-K SUMMARY

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

    Table of Contents                                Index to Financial Statements
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of The Southern Company and Subsidiary Companies
Opinion on the Financial Statement Schedule
We have audited the consolidated financial statements of The Southern Company and subsidiary companies (Southern Company) as of December 31, 2020 and 2019, and for each of the three years in the period ended December 31, 2020, and Southern Company's internal control over financial reporting as of December 31, 2020, and have issued our report thereon dated February 17, 2021; such report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of Southern Company (Page S-8) listed in the Index at Item 15. This financial statement schedule is the responsibility of Southern Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ Deloitte & Touche LLP
Atlanta, Georgia
February 17, 2021

    Table of Contents                                Index to Financial Statements
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Alabama Power Company
Opinion on the Financial Statement Schedule
We have audited the financial statements of Alabama Power Company (Alabama Power) (a wholly-owned subsidiary of The Southern Company) as of December 31, 2020 and 2019, and for each of the three years in the period ended December 31, 2020, and have issued our report thereon dated February 17, 2021; such report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of Alabama Power (Page S-9) listed in the Index at Item 15. This financial statement schedule is the responsibility of Alabama Power's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ Deloitte & Touche LLP
Birmingham, Alabama
February 17, 2021

    Table of Contents                                Index to Financial Statements
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholder and the Board of Directors of Georgia Power Company
Opinion on the Financial Statement Schedule
We have audited the financial statements of Georgia Power Company (Georgia Power) (a wholly-owned subsidiary of The Southern Company) as of December 31, 2020 and 2019, and for each of the three years in the period ended December 31, 2020, and have issued our report thereon dated February 17, 2021; such report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of Georgia Power (Page S-10) listed in the Index at Item 15. This financial statement schedule is the responsibility of Georgia Power's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ Deloitte & Touche LLP
Atlanta, Georgia
February 17, 2021

    Table of Contents                                Index to Financial Statements
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Mississippi Power Company
Opinion on the Financial Statement Schedule
We have audited the financial statements of Mississippi Power Company (Mississippi Power) (a wholly-owned subsidiary of The Southern Company) as of December 31, 2020 and 2019, and for each of the three years in the period ended December 31, 2020, and have issued our report thereon dated February 17, 2021; such report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of Mississippi Power (Page S-11) listed in the Index at Item 15. This financial statement schedule is the responsibility of Mississippi Power's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ Deloitte & Touche LLP
Atlanta, Georgia
February 17, 2021

    Table of Contents                                Index to Financial Statements
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholder and the Board of Directors of Southern Power Company and Subsidiary Companies
Opinion on the Financial Statement Schedule
We have audited the consolidated financial statements of Southern Power Company and subsidiary companies (Southern Power) (a wholly-owned subsidiary of The Southern Company) as of December 31, 2020 and 2019, and for each of the three years in the period ended December 31, 2020, and have issued our report thereon dated February 17, 2021; such report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of Southern Power (Page S-12) listed in the Index at Item 15. This financial statement schedule is the responsibility of Southern Power's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ Deloitte & Touche LLP
Atlanta, Georgia
February 17, 2021

    Table of Contents                                Index to Financial Statements
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholder and the Board of Directors of Southern Company Gas and Subsidiary Companies
Opinion on the Financial Statement Schedule
We have audited the consolidated financial statements of Southern Company Gas and subsidiary companies (Southern Company Gas) (a wholly-owned subsidiary of The Southern Company) as of December 31, 2020 and 2019, and for each of the three years in the period ended December 31, 2020, and have issued our report thereon dated February 17, 2021; such report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of Southern Company Gas (Page S-13) listed in the Index at Item 15. This financial statement schedule is the responsibility of Southern Company Gas' management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ Deloitte & Touche LLP
Atlanta, Georgia
February 17, 2021

    Table of Contents                                Index to Financial Statements
THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019, AND 2018
(Stated in Millions of Dollars)

		Additions
Description	Balance at Beginning of Period	Charged to Income	Charged to Other Accounts(a)	Deductions	Reclassified to Held for Sale(b)	Balance at End of Period
Provision for uncollectible accounts(c)
2020	$49	$78	$27	$36	$—	$118
2019	50	68	—	69	—	49
2018	44	69	(1)	61	1	50
Tax valuation allowance (net state)(d)
2020	$113	$—	$—	$1	$—	$112
2019	100	13	—	—	—	113
2018	148	(38)	—	10	—	100
(a)During 2020, Georgia Power recorded $23 million of expected bad debt related to the COVID-19 pandemic to a regulatory asset in accordance with orders from the Georgia PSC. See Note 2 to the financial statements under "Georgia Power – Deferral of Incremental COVID-19 Costs" in Item 8 herein for additional information.
(b)Represents provision for uncollectible accounts at Gulf Power reclassified as held for sale during 2018. See Note 15 to the financial statements under "Southern Company" in Item 8 herein for additional information.
(c)Deductions represent write-offs of accounts considered to be uncollectible, less recoveries of amounts previously written off.
(d)In 2018, as a result of higher projected state taxable income, Mississippi Power reduced a valuation allowance associated with a State of Mississippi net operating loss carryforward expected to expire prior to being fully utilized. In 2018, Georgia Power established a valuation allowance for certain Georgia state tax credits expected to expire prior to being fully utilized, as a result of lower projected state taxable income. See Note 10 to the financial statements in Item 8 herein for additional information.

    Table of Contents                                Index to Financial Statements
ALABAMA POWER COMPANY
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019, AND 2018
(Stated in Millions of Dollars)

		Additions
Description	Balance at Beginning of Period	Charged to Income	Charged to Other Accounts	Deductions(*)	Balance at End of Period
Provision for uncollectible accounts
2020	$22	$25	$—	$4	$43
2019	10	24	—	12	22
2018	9	13	—	12	10
(*)Deductions represent write-offs of accounts considered to be uncollectible, less recoveries of amounts previously written off.

    Table of Contents                                Index to Financial Statements
GEORGIA POWER COMPANY
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019, AND 2018
(Stated in Millions of Dollars)

		Additions
Description	Balance at Beginning of Period	Charged to Income	Charged to Other Accounts(a)	Deductions	Balance at End of Period
Provision for uncollectible accounts(b)
2020	$2	$14	$23	$13	$26
2019	2	13	—	13	2
2018	3	11	—	12	2
Tax valuation allowance (net state)(c)
2020	$28	$—	$—	$—	$28
2019	33	(5)	—	—	28
2018	—	39	—	6	33
(a)During 2020, Georgia Power recorded $23 million of expected bad debt related to the COVID-19 pandemic to a regulatory asset in accordance with orders from the Georgia PSC. See Note 2 to the financial statements under "Georgia Power – Deferral of Incremental COVID-19 Costs" in Item 8 herein for additional information.
(b)Deductions represent write-offs of accounts considered to be uncollectible, less recoveries of amounts previously written off.
(c)In 2018, Georgia Power established a valuation allowance for certain Georgia state tax credits expected to expire prior to being fully utilized, which was reduced in 2019 as a result of higher projected state taxable income. See Note 10 to the financial statements in Item 8 herein for additional information.

    Table of Contents                                Index to Financial Statements
MISSISSIPPI POWER COMPANY
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019, AND 2018
(Stated in Millions of Dollars)

		Additions
Description	Balance at Beginning of Period	Charged to Income	Charged to Other Accounts	Deductions	Balance at End of Period
Provision for uncollectible accounts(a)
2020	$1	$1	$—	$1	$1
2019	1	2	—	2	1
2018	1	1	—	1	1
Tax valuation allowance (net state)(b)
2020	$32	$—	$—	$—	$32
2019	32	—	—	—	32
2018	124	(92)	—	—	32
(a)Deductions represent write-offs of accounts considered to be uncollectible, less recoveries of amounts previously written off.
(b)In 2018, as a result of higher projected state taxable income, Mississippi Power reduced a valuation allowance associated with a State of Mississippi net operating loss carryforward expected to expire prior to being fully utilized. See Note 10 to the financial statements in Item 8 herein for additional information.

    Table of Contents                                Index to Financial Statements
SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019, AND 2018
(Stated in Millions of Dollars)

		Additions
Description	Balance at Beginning of Period	Charged to Income	Charged to Other Accounts	Deductions	Balance at End of Period
Tax valuation allowance (net state)
2020	$29	$(1)	$—	$1	$27
2019	22	7	—	—	29
2018	10	12	—	—	22

    Table of Contents                                Index to Financial Statements
SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019, AND 2018
(Stated in Millions of Dollars)

		Additions
Description	Balance at Beginning of Period	Charged to Income	Charged to Other Accounts	Deductions	Balance at End of Period
Provision for uncollectible accounts(a)
2020	$18	$35	$4	$17	$40
2019	30	29	—	41	18
2018	28	33	(1)	30	30
Tax valuation allowance (net state)(b)
2020	$4	$—	$—	$—	$4
2019	12	(8)	—	—	4
2018	11	1	—	—	12
(a)Deductions represent write-offs of accounts considered to be uncollectible, less recoveries of amounts previously written off.
(b)In 2019, Southern Company Gas reversed a $13 million valuation allowance for a federal deferred tax asset in connection with the sale of Triton. Additionally, in 2019, a $5 million valuation allowance was established for a state net operating loss carryforward expected to expire prior to being fully utilized. See Note 10 to the financial statements and Note 15 to the financial statements under "Southern Company Gas" in Item 8 herein for additional information.

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

	(a)	3	—
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

	(c)	2	—	By-laws of Georgia Power as amended effective November 9, 2016, and as presently in effect. (Designated in Form 8-K dated November 9, 2016, File No. 1-6468, as Exhibit 3.1.)
	Mississippi Power
	(d)	1	—	Amended and Restated Articles of Incorporation of Mississippi Power dated July 22, 2020. (Designated in Form 10-Q for the quarter ended June 30, 2020, File No. 001-11229, as Exhibit 3(d)1.)
	(d)	2	—	By-laws of Mississippi Power as amended effective July 22, 2020, and as presently in effect. (Designated in Form 10-Q for the quarter ended June 30, 2020, File No. 001-11229, as Exhibit 3(d)2.)
	Southern Power
	(e)	1	—	Certificate of Incorporation of Southern Power Company dated January 8, 2001. (Designated in Registration No. 333-98553 as Exhibit 3.1.)
	(e)	2	—	By-laws of Southern Power Company effective January 8, 2001. (Designated in Registration No. 333-98553 as Exhibit 3.2.)
	Southern Company Gas
	(f)	1	—	Amended and Restated Articles of Incorporation of Southern Company Gas dated July 11, 2016. (Designated in Form 8-K dated July 8, 2016, File No. 1-14174, as Exhibit 3.1.)
	(f)	2	—	Amended and Restated By-laws of Southern Company Gas effective October 23, 2018. (Designated in Form 10-Q for the quarter ended June 30, 2019, File No. 1-14174, as Exhibit 3(e).)

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
Senior Note Indenture dated as of January 1, 2007, between Southern Company and Wells Fargo Bank, National Association, as Trustee, and certain indentures supplemental thereto through April 3, 2020. (Designated in Form 8-K dated January 11, 2007, File No. 1-3526, as Exhibit 4.1, in Form 8-K dated August 21, 2013, File No. 1-3526, as Exhibit 4.2, in Form 8-K dated May 19, 2016, File No. 1-3526, as Exhibit 4.2(a), in Form 8-K dated May 19, 2016, File No. 1-3526, as Exhibit 4.2(c), in Form 8-K dated May 19, 2016, File No. 1-3526, as Exhibit 4.2(d), in Form 8-K dated May 19, 2016, File No. 1-3526, as Exhibit 4.2(e), in Form 8-K dated May 19, 2016, File No. 1-3526, as Exhibit 4.2(f), in Form 8-K dated May 19, 2016, File No. 1-3526, as Exhibit 4.2(g), and in Form 8-K dated April 1, 2020, File No. 1-3526, as Exhibit 4.2.)

    Table of Contents                                Index to Financial Statements

	(a)	2	—
Subordinated Note Indenture dated as of October 1, 2015, between The Southern Company and Wells Fargo Bank, National Association, as Trustee, and certain indentures supplemental thereto through September 18, 2020. (Designated in Form 8-K dated October 1, 2015, File No. 1-3526, as Exhibit 4.3, in Form 8-K dated September 12, 2016, File No. 1-3526, as Exhibit 4.4, in Form 8-K dated December 5, 2016, File No. 1-3526, as Exhibit 4.4, in Form 10-Q for the quarter ended June 30, 2017, File No. 1-3526 as Exhibit 4(a)1, in Form 8-K dated November 17, 2017, File No. 1-3526, as Exhibit 4.4, in Form 8-K dated August 13, 2019, File No. 1-3526, as Exhibit 4.4(a), in Form 8-K dated August 13, 2019, File No. 1-3526, as Exhibit 4.4(b), in Form 8-K dated January 6, 2020, File No. 1-3526 as Exhibit 4.4, in Form 8-K dated September 15, 2020, File No. 1-3526, as Exhibit 4.4(a), and in Form 8-K dated September 15, 2020, File No. 1-3526, as Exhibit 4.4(b).)

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
Senior Note Indenture dated as of December 1, 1997, between Alabama Power and Regions Bank, as Successor Trustee, and certain indentures supplemental thereto through August 27, 2020. (Designated in Form 8-K dated December 4, 1997, File No. 1-3164, as Exhibit 4.1, in Form 8-K dated December 6, 2002, File No. 1-3164, as Exhibit 4.2, in Form 8-K dated February 11, 2003, File No. 1-3164, as Exhibit 4.2(a), in Form 8-K dated March 12, 2003, File No. 1-3164, as Exhibit 4.2, in Form 8-K dated May 8, 2008, File No. 1-3164, as Exhibit 4.2, in Form 8-K dated February 26, 2009, File No. 1-3164 as Exhibit 4.2, in Form 8-K dated March 3, 2011, File No. 1-3164, as Exhibit 4.2, in Form 8-K dated May 18, 2011, File No. 1-3164, as Exhibit 4.2(a), in Form 8-K dated May 18, 2011, File No. 1-3164, as Exhibit 4.2(b), in Form 8-K dated January 10, 2012, File No. 1-3164, as Exhibit 4.2, in Form 8-K dated November 27, 2012, File No. 1-3164, as Exhibit 4.2, in Form 8-K dated December 3, 2013, File No. 1-3164, as Exhibit 4.2, in Form 8-K dated August 20, 2014, File No. 1-3164, as Exhibit 4.6, in Form 8-K dated March 5, 2015, File No. 1-3164, as Exhibit 4.6, in Form 8-K dated April 9, 2015, File No. 1-3164, as Exhibit 4.6(b), in Form 8-K dated January 8, 2016, File No. 1-3164, as Exhibit 4.6, in Form 8-K dated February 27, 2017, File No. 1-3164, as Exhibit 4.6, in Form 8-K dated November 2, 2017, File No. 1-3164, as Exhibit 4.6, in Form 8-K dated June 21, 2018, File No. 1-3164, as Exhibit 4.6, in Form 8-K dated September 12, 2019, File No. 1-3164, as Exhibit 4.6, and in Form 8-K dated August 24, 2020, File No. 1-3164, as Exhibit 4.6.)

	(b)	3	—	Amended and Restated Trust Agreement of Alabama Power Capital Trust V dated as of October 1, 2002. (Designated in Form 8-K dated September 26, 2002, File No. 1-3164, as Exhibit 4.12-B.)
	(b)	4	—	Guarantee Agreement relating to Alabama Power Capital Trust V dated as of October 1, 2002. (Designated in Form 8-K dated September 26, 2002, File No. 1-3164, as Exhibit 4.16-B.)
	(b)	5	—
Description of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended. (Designated in Form 10-K for the year ended December 31, 2019, File No. 1-3164, as Exhibit 4(b)5.)

    Table of Contents                                Index to Financial Statements

Georgia Power
(c)	1	—
Senior Note Indenture dated as of January 1, 1998, between Georgia Power and Wells Fargo Bank, National Association, as Successor Trustee, and certain indentures supplemental thereto through January 10, 2020. (Designated in Form 8-K dated January 21, 1998, File No. 1-6468, as Exhibits 4.1, in Form 8-K dated April 10, 2003, File No. 1-6468, as Exhibit 4.1, in Form 8-K dated March 6, 2007, File No. 1-6468, as Exhibit 4.2, in Form 8-K dated February 4, 2009, File No. 1-6468, as Exhibit 4.2, in Form 8-K dated May 24, 2010, File No. 1-6468, as Exhibit 4.2, in Form 8-K dated August 26, 2010, File No. 1-6468, as Exhibit 4.2, in Form 8-K dated February 29, 2012, File No. 1-6468, as Exhibit 4.2, in Form 8-K dated May 8, 2012, File No. 1-6468, as Exhibit 4.2(b), in Form 8-K dated March 12, 2013, File No. 1-6468, as Exhibit 4.2(a), in Form 8-K dated March 2, 2016, File No. 1-6468, as Exhibit 4.2(a), in Form 8-K dated March 2, 2016, File No. 1-6468, as Exhibit 4.2(b), in Form 8-K dated February 28, 2017, File No. 1-6468, as Exhibit 4.2(b), in Form 8-K dated September 4, 2019, File No. 1-6468, as Exhibit 4.2(a), in Form 8-K dated September 4, 2019, File No. 1-6468, as Exhibit 4.2(b), in Form 8-K dated January 8, 2020, File No. 1-6468, as Exhibit 4.2(b), and in Form 8-K dated January 8, 2020, File No. 1-6468, as Exhibit 4.2(c).)

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
Description of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended. (Designated in Form 10-K for the year ended December 31, 2019, File No. 1-6468, as Exhibit 4(c)10.)

Mississippi Power
(d)	1	—
Senior Note Indenture dated as of May 1, 1998, between Mississippi Power and Wells Fargo Bank, National Association, as Successor Trustee, and certain indentures supplemental thereto through March 27, 2018. (Designated in Form 8-K dated May 14, 1998, File No. 001-11229, as Exhibit 4.1, in Form 8-K dated October 11, 2011, File No. 001-11229, as Exhibit 4.2(b), in Form 8-K dated March 5, 2012, File No. 001-11229, as Exhibit 4.2(b), and in Form 8-K dated March 22, 2018, File No. 001-11229, as Exhibit 4.2(b).)

    Table of Contents                                Index to Financial Statements

Southern Power
(e)	1	—
Senior Note Indenture dated as of June 1, 2002, between Southern Power Company and Wells Fargo Bank, National Association, as Successor Trustee, and certain indentures supplemental thereto through January 8, 2021. (Designated in Registration No. 333-98553 as Exhibit 4.1, in Form 8-K dated September 14, 2011, File No. 333-98553, as Exhibit 4.4, in Form 8-K dated July 10, 2013, File No. 333-98553, as Exhibit 4.4, in Form 8-K dated November 12, 2015, File No. 333-98553, as Exhibit 4.4(a), in Form 8-K dated June 13, 2016, File No. 001-37803, as Exhibit 4.4(a), in Form 8-K dated June 13, 2016, File No. 001-37803, as Exhibit 4.4(b), in Form 10-Q for the quarter ended September 30, 2016, File No. 001-37803, as Exhibit 4(f)1, in Form 10-Q for the quarter ended September 30, 2016, File No. 001-37803, as Exhibit 4(f)2, in Form 8-K dated November 10, 2016, File No. 001-37803, as Exhibit 4.4(b), in Form 8-K dated November 10, 2016, File No. 001-37803, as Exhibit 4.4(c), in Form 10-K for the year ended December 31, 2017, File No 001-37803, as Exhibit 4(f)2, and in Form 8-K dated January 5, 2021, File No. 001-37803, as Exhibit 4.4.)

(e)	2	—
Description of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended. (Designated in Form 10-K for the year ended December 31, 2019, File No. 001-37803, as Exhibit 4(e)2.)

Southern Company Gas
(f)	1	—
Indenture dated February 20, 2001 between AGL Capital Corporation, AGL Resources Inc., and Wells Fargo Bank, National Association, as Successor Trustee. (Designated in Form S-3, File No. 333-69500, as Exhibit 4.2.)

(f)	2	—
Southern Company Gas Capital Corporation's 6.00% Senior Notes due 2034, Form of 3.50% Senior Notes due 2021, 5.875% Senior Notes due 2041, Form of Series B Senior Notes due 2018, 4.40% Senior Notes due 2043, 3.875% Senior Notes due 2025, 3.250% Senior Notes due 2026, Form of 2.450% Senior Note due October 1, 2023, Form of 3.950% Senior Note due October 1, 2046, Form of Series 2017A 4.400% Senior Note due May 30, 2047, and Form of 2020A 1.750% Senior Note due January 15, 2031. (Designated in Form 8-K dated September 22, 2004, File No. 1-14174, as Exhibit 4.1, in Form 8-K dated September 15, 2011, File No. 1-14174, as Exhibit 4.1, in Form 8-K dated March 16, 2011, File No. 1-14174, as Exhibit 4.1, in Form 8-K dated August 31, 2011, File No. 1-14174, as Exhibit 4.2, in Form 8-K dated May 13, 2013, File No. 1-14174, as Exhibit 4.2, in Form 8-K dated November 13, 2015, File No. 1-14174, as Exhibit 4.2, in Form 8-K dated May 13, 2016, File No. 1-14174, as Exhibit 4.2, in Form 8-K dated September 8, 2016, File No. 1-14174, as Exhibit 4.1(a), in Form 8-K dated September 8, 2016, File No. 1-14174, as Exhibit 4.1(b), in Form 8-K dated May 5, 2017, File No. 1-14174, as Exhibit 4.1, and in Form 8-K dated August 17, 2020, File No. 1-14174, as Exhibit 4.1, respectively.)

(f)	3	—
Southern Company Gas' Guarantee related to the 6.00% Senior Notes due 2034, Guarantee related to the 5.875% Senior Notes due 2041, Form of Guarantee related to the 3.50% Senior Notes due 2021, Guarantee related to the 4.40% Senior Notes due 2043, Guarantee related to the 3.875% Senior Notes due 2025, Guarantee related to the 3.250% Senior Notes due 2026, Form of Guarantee related to the 2.450% Senior Notes due October 1, 2023, Form of Guarantee related to the 3.950% Senior Notes due October 1, 2046, Form of Guarantee related to the Series 2017A 4.400% Senior Notes due May 30, 2047, and Form of Guarantee related to the Series 2020A 1.750% Senior Notes due January 15, 2031. (Designated in Form 8-K dated September 22, 2004, File No. 1-14174, as Exhibit 4.3, in Form 8-K dated March 16, 2011, File No. 1-14174, as Exhibit 4.2, in Form 8-K dated September 15, 2011, File No. 1-14174, as Exhibit 4.2, in Form 8-K dated May 13, 2013, File No. 1-14174, as Exhibit 4.3, in Form 8-K dated November 13, 2015, File No. 1-14174, as Exhibit 4.3, in Form 8-K dated May 13, 2016, File No. 1-14174, as Exhibit 4.3, in Form 8-K dated September 8, 2016, File No. 1-14174, as Exhibit 4.3(a), in Form 8-K dated September 8, 2016, File No. 1-14174, as Exhibit 4.3(b), in Form 8-K dated May 5, 2017, File No. 1-14174, as Exhibit 4.3, and in Form 8-K dated August 17, 2020, File No. 1-14174, as Exhibit 4.3, respectively.)

(f)	4	—	Indenture dated December 1, 1989 of Atlanta Gas Light Company and First Supplemental Indenture thereto dated March 16, 1992. (Designated in Form S-3, File No. 33-32274, as Exhibit 4(a) and in Form S-3, File No. 33-46419, as Exhibit 4(a).)

    Table of Contents                                Index to Financial Statements

		(f)	5	—
Indenture of Commonwealth Edison Company to Continental Illinois National Bank and Trust Company of Chicago, Trustee, dated as of January 1, 1954, Indenture of Adoption of Northern Illinois Gas Company to Continental Illinois National Bank and Trust Company of Chicago, Trustee, dated February 9, 1954, and certain indentures supplemental thereto. (Designated in Form 10-K for the year ended December 31, 1995, File No. 1-7296, as Exhibit 4.01, in Form 10-K for the year ended December 31, 1995, File No. 1-7296, as Exhibit 4.02, in Registration No. 2-56578 as Exhibits 2.21 and 2.25, in Form 10-Q for the quarter ended June 30, 1996, File No. 1-7296, as Exhibit 4.01, in Form 10-K for the year ended December 31, 1997, File No. 1-7296, as Exhibit 4.19, in Form 10-K for the year ended December 31, 2003, File No. 1-7296, as Exhibit 4.09, in Form 10-K for the year ended December 31, 2003, File No. 1-7296, as Exhibit 4.10, in Form 10-K for the year ended December 31, 2003, File No. 1-7296, as Exhibit 4.11, in Form 10-K for the year ended December 31, 2006, File No. 1-7296, as Exhibit 4.11, in Form 10-Q for the quarter ended September 30, 2008, File No. 1-7296, as Exhibit 4.01, in Form 10-Q for the quarter ended September 30, 2012, File No. 1-7296, as Exhibit 4, in Form 10-K for the year ended December 31, 2016, File No. 1-14174, as Exhibit 4(g)6, in Form 10-K for the year ended December 31, 2017, File No. 1-14174, as Exhibit 4(g)6, in Form 10-Q for the quarter ended September 30, 2018, File No. 1-14174, as Exhibit 4(g)1, and in Form 10-K for the year ended December 31, 2019, File No. 1014174, as Exhibit 4(f)6.)

	*	(f)	6	—	Supplemental Indenture dated as of August 11, 2020 of Northern Illinois Gas Company to The Bank of New York Mellon Trust Company, N.A. under Indenture dated as of January 1, 1954.

(10)	Material Contracts
	Southern Company
	#	(a)	1	—	Southern Company 2011 Omnibus Incentive Compensation Plan effective May 25, 2011. (Designated in Form 8-K dated May 25, 2011, File No. 1-3526, as Exhibit 10.1.)
	#	(a)	2	—
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
The Southern Company Supplemental Executive Retirement Plan, Amended and Restated effective June 30, 2016, Amendment No. 1 thereto effective January 1, 2017, Amendment No. 2 thereto effective January 1, 2018, Amendment No. 3 thereto effective April 1, 2018, Amendment No. 4 thereto effective December 4, 2018, Amendment No. 5 thereto effective January 1, 2019 and Amendment No. 6 thereto effective January 1, 2019. (Designated in Form 10-Q for the quarter ended June 30, 2016, File No. 1-3526, as Exhibit 10(a)1, in Form 10-K for the year ended December 31, 2016, File No. 1-3536, as Exhibit 10(a)18, in Form 10-K for the year ended December 31, 2017, File No. 1-3526, as Exhibit 10(a)16, in Form 10-Q for the quarter ended March 31, 2018, File No. 1-3526, as Exhibit 10(a)1, in Form 10-K for the year ended December 31, 2018, File No. 1-3526, as Exhibit 10(a)23, in Form 10-K for the year ended December 31, 2018, File No. 1-3526, as Exhibit 10(a)24, and in Form 10-K for the year ended December 31, 2019, File No. 1-3526, as Exhibit 10(a)24.)

    Table of Contents                                Index to Financial Statements

	#	(a)	6	—
The Southern Company Supplemental Benefit Plan, Amended and Restated effective as of June 30, 2016, Amendment No. 1 thereto effective January 1, 2017, Amendment No. 2 thereto effective January 1, 2018, Amendment No. 3 thereto effective April 1, 2018, Amendment No. 4 thereto dated December 14, 2018, Amendment No. 5 thereto effective January 1, 2019 and Amendment No. 6 thereto effective January 1, 2019. (Designated in Form 10-Q for the quarter ended June 30, 2016, File No. 1-3526, as Exhibit 10(a)2, in Form 10-K for the year ended December 31, 2016, File No. 1-3536, as Exhibit 10(a)19, in Form 10-K for the year ended December 31, 2017, File No. 1-3526, as Exhibit 10(a)17, in Form 10-Q for the quarter ended March 31, 2018, File No. 1-3526, as Exhibit 10(a)2, in Form 10-K for the year ended December 31, 2018, File No. 1-3526, as Exhibit 10(a)25, in Form 10-K for the year ended December 31, 2018, File No. 1-3526, as Exhibit 10(a)26 and in Form 10-K for the year ended December 31, 2019, File No. 1-3526, as Exhibit 10(a)23.)

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

*	#	(a)	9	—
Amended and Restated Deferred Stock Trust Agreement for Directors of Southern Company and its Subsidiaries, Amended and Restated effective December 16, 2020, by and between Southern Company and Wells Fargo Bank, National Association.

*	#	(a)	10	—
Amended and Restated Deferred Cash Compensation Trust Agreement for Directors of Southern Company and its Subsidiaries, Amended and Restated effective December 16, 2020, by and between Southern Company and Wells Fargo Bank, National Association.

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
The Southern Company Employee Savings Plan, Amended and Restated effective January 1, 2018, First Amendment thereto effective January 1, 2018, Second Amendment thereto effective January 1, 2018 and Third Amendment thereto effective January 1, 2018. (Designated in Post-Effective Amendment No. 1 to Form S-8, File No. 333-212783 as Exhibit 4.3, in Form 10-K for the year ended December 31, 2019, File No. 1-3526, as Exhibit 10(a)25, in Form 10-K for the year ended December 31, 2019, File No. 1-3526, as Exhibit 10(a)26, and in Form 10-K for the year ended December 31, 2019, File No. 1-3526, as Exhibit 10(a)27.)

    Table of Contents                                Index to Financial Statements

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

	#	(a)	23	—
Form of Terms for 2020 Equity Awards granted under the Southern Company 2011 Omnibus Incentive Compensation Plan. (Designated in Form 10-Q for the quarter ended March 31, 2020, File No. 1-3526, as Exhibit 10(a).)

*	#	(a)	24	—	Third Amendment to The Southern Company Deferred Compensation Plan effective January 1, 2018.
*	#	(a)	25	—	Seventh Amendment to The Southern Company Supplemental Benefit Plan effective June 30, 2016.
*	#	(a)	26	—	Fourth Amendment to The Southern Company Employee Savings Plan effective as of January 1, 2018.
	Alabama Power
		(b)	1	—
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

	#	(b)	2	—	Southern Company 2011 Omnibus Incentive Compensation Plan effective May 25, 2011. See Exhibit 10(a)1 herein.
	#	(b)	3	—	Form of Stock Option Award Agreement for Executive Officers of Southern Company under the Southern Company Omnibus Incentive Compensation Plan. See Exhibit 10(a)2 herein.
	#	(b)	4	—	Southern Company Deferred Compensation Plan, Amended and Restated as of January 1, 2018, First Amendment thereto dated as of December 7, 2018, and Second Amendment thereto dated as of January 29, 2019. See Exhibit 10(a)4 herein.
	#	(b)	5	—	The Southern Company Supplemental Executive Retirement Plan, Amended and Restated effective June 30, 2016, Amendment No. 1 thereto effective January 1, 2017, Amendment No. 2 thereto effective January 1, 2018, Amendment No. 3 thereto effective April 1, 2018, Amendment No. 4 thereto effective December 4, 2018, Amendment No. 5 thereto effective January 1, 2019 and Amendment No. 6 thereto effective January 1, 2019. See Exhibit 10(a)5 herein.
	#	(b)	6	—	The Southern Company Supplemental Benefit Plan, Amended and Restated effective as of June 30, 2016, Amendment No. 1 thereto effective January 1, 2017, Amendment No. 2 thereto effective January 1, 2018, Amendment No. 3 thereto effective April 1, 2018, Amendment No. 4 thereto dated December 14, 2018, Amendment No. 5 thereto effective January 1, 2019 and Amendment No. 6 thereto effective January 1, 2019. See Exhibit 10(a)6 herein.
	#	(b)	7	—	Southern Company Executive Change in Control Severance Plan, Amended and Restated effective December 31, 2008 and First Amendment thereto effective January 1, 2010. See Exhibit 10(a)12 herein.

    Table of Contents                                Index to Financial Statements

#	(b)	8	—
Deferred Compensation Plan for Outside Directors of Alabama Power Company, Amended and Restated effective January 1, 2008 and First Amendment thereto effective June 1, 2015. (Designated in Form 10-Q for the quarter ended June 30, 2008, File No. 1-3164, as Exhibit 10(b)1 and in Form 10-Q for the quarter ended June 30, 2015, File No. 1-3164, as Exhibit 10(b)1.)

#	(b)	9	—	The Southern Company Change in Control Benefits Protection Plan (an amendment and restatement of The Southern Company Change in Control Benefit Plan Determination Policy), effective December 31, 2008. See Exhibit 10(a)7 herein.
#	(b)	10	—	Deferred Compensation Trust Agreement for Directors of Southern Company and its Subsidiaries, Amended and Restated effective January 1, 2001, between Wells Fargo Bank, N.A., as successor to Wachovia Bank, N.A., Southern Company, SCS, Alabama Power, Georgia Power, Mississippi Power, Southern Linc, Southern Company Energy Solutions, LLC, and Southern Nuclear and First Amendment thereto effective January 1, 2009. See Exhibit 10(a)8 herein.
#	(b)	11	—	Amended and Restated Deferred Stock Trust Agreement for Directors of Southern Company and its Subsidiaries, Amended and Restated effective December 16, 2020, by and between Southern Company and Wells Fargo Bank, National Association. See Exhibit 10(a)9 herein.
#	(b)	12	—	Amended and Restated Deferred Cash Compensation Trust Agreement for Directors of Southern Company and its Subsidiaries, Amended and Restated effective December 16, 2020, by and between Southern Company and Wells Fargo Bank, National Association. See Exhibit 10(a)10 herein.
#	(b)	13	—	Southern Company Senior Executive Change in Control Severance Plan, Amended and Restated effective December 31, 2008, First Amendment thereto effective October 19, 2009, and Second Amendment thereto effective February 22, 2011. See Exhibit 10(a)11 herein.
#	(b)	14	—	Form of Terms for Performance Share Awards granted under the Southern Company 2011 Omnibus Incentive Compensation Plan. See Exhibit 10(a)13 herein.
#	(b)	15	—
Deferred Compensation Agreement between Southern Company, Alabama Power, Georgia Power, Mississippi Power, and SCS and Philip C. Raymond dated September 15, 2010. (Designated in Form 10-Q for the quarter ended September 30, 2010, File No. 1-3164, as Exhibit 10(b)2.)

#	(b)	16	—	Deferred Compensation Agreement between Southern Company, SCS, Alabama Power, and Mark A. Crosswhite, effective July 30, 2008. See Exhibit 10(a)15 herein.
#	(b)	17	—	Outside Directors Stock Plan for The Southern Company and its Subsidiaries effective June 1, 2015. See Exhibit 10(a)14 herein.
#	(b)	18	—	Form of Terms for Restricted Stock Unit with Performance Measure Awards granted under the Southern Company 2011 Omnibus Incentive Compensation Plan. See Exhibit 10(a)17 herein.
#	(b)	19	—	Form of Time-Vesting Restricted Stock Unit Awards granted under the Southern Company 2011 Omnibus Incentive Compensation Plan. See Exhibit 10(a)19 herein.
#	(b)	20	—	Form of Terms for 2019 Equity Awards granted under the Southern Company 2011 Omnibus Incentive Compensation Plan. See Exhibit 10(a)22 herein.
#	(b)	21	—	Form of Terms for 2020 Equity Awards granted under the Southern Company 2011 Omnibus Incentive Compensation Plan. See Exhibit 10(a)23 herein.
#	(b)	22	—	Employment Agreement between Alabama Power and Gregory J. Barker effective June 8, 2020. (Designated in Form 10-Q for the quarter ended June 30, 2020, File No 1-3164, as Exhibit 10(b).)
#	(b)	23	—	Third Amendment to The Southern Company Deferred Compensation Plan effective January 1, 2018. See Exhibit 10(a)24 herein.
#	(b)	24	—	Seventh Amendment to The Southern Company Supplemental Benefit Plan effective June 30, 2016. See Exhibit 10(a)25 herein.
Georgia Power
	(c)	1	—	Intercompany Interchange Contract as revised effective May 1, 2007, among Alabama Power, Georgia Power, Gulf Power, Mississippi Power, Southern Power Company, and SCS and Appendix A thereto dated as of January 1, 2019. See Exhibit 10(b)1 herein.
	(c)	2	—	Revised and Restated Integrated Transmission System Agreement dated as of November 12, 1990, between Georgia Power and OPC. (Designated in Form 10-K for the year ended December 31, 1990, File No. 1-6468, as Exhibit 10(g).)

    Table of Contents                                Index to Financial Statements

(c)	3	—	Revised and Restated Integrated Transmission System Agreement between Georgia Power and Dalton dated as of December 7, 1990. (Designated in Form 10-K for the year ended December 31, 1990, File No. 1-6468, as Exhibit 10(gg).)
(c)	4	—	Revised and Restated Integrated Transmission System Agreement between Georgia Power and MEAG Power dated as of December 7, 1990. (Designated in Form 10-K for the year ended December 31, 1990, File No. 1-6468, as Exhibit 10(hh).)
(c)	5	—
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
Construction Completion Agreement dated as of October 23, 2017, between Georgia Power, for itself and as agent for OPC, MEAG Power, MEAG Power SPVJ, LLC, MEAG Power SPVM, LLC, MEAG Power SPVP, LLC, and Dalton, and Bechtel, Amendment No. 1 thereto dated as of October 12, 2018, and Amendment No. 2 thereto dated as of November 8, 2019. (Georgia Power has requested confidential treatment for certain portions of these documents pursuant to applications for confidential treatment sent to the SEC. Georgia Power omitted such portions from the filings and filed them separately with the SEC.) (Designated in Form 10-K for the year ended December 31, 2017, File No. 1-6468, as Exhibit 10(c)8 and in Form 10-K for the year ended December 31, 2018, File No. 1-6468, as Exhibit 10(c)10, and in Form 10-K for the year ended December 31, 2019, File No. 1-6468, as Exhibit 10(c)8.)

(c)	8	—
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

(c)	9	—
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
	Georgia Power
		Omitted pursuant to General Instruction I(2)(b) of Form 10-K.
	Mississippi Power
		Omitted pursuant to General Instruction I(2)(b) of Form 10-K.
	Southern Power
		Omitted pursuant to General Instruction I(2)(b) of Form 10-K.
	Southern Company Gas
		Omitted pursuant to General Instruction I(2)(b) of Form 10-K.

(23)	Consents of Experts and Counsel
	Southern Company
	*	(a)	1	—	Consent of Deloitte & Touche LLP.
	Alabama Power
	*	(b)	1	—	Consent of Deloitte & Touche LLP.
	Georgia Power
	*	(c)	1	—	Consent of Deloitte & Touche LLP.
	Mississippi Power
	*	(d)	1	—	Consent of Deloitte & Touche LLP.
	Southern Power
	*	(e)	1	—	Consent of Deloitte & Touche LLP.

    Table of Contents                                Index to Financial Statements

	Southern Company Gas
	*	(f)	1	—	Consent of Deloitte & Touche LLP.
	*	(f)	2	—	Consent of BDO USA, LLP.

(24)	Powers of Attorney and Resolutions
	Southern Company
	*	(a)		—	Power of Attorney and resolution.
	Alabama Power
	*	(b)		—	Power of Attorney and resolution.
	Georgia Power
	*	(c)	1	—	Power of Attorney and resolution.
	*	(c)	2	—	Power of Attorney of Daniel S. Tucker.
	Mississippi Power
	*	(d)	1	—	Power of Attorney and resolution.
	*	(d)	2		Power of Attorney of Dr. Mary Graham.
	Southern Power
	*	(e)	1	—	Power of Attorney and resolution.
	*	(e)	2	—	Power of Attorney of Bryan D. Anderson.
	Southern Company Gas
	*	(f)	1	—	Power of Attorney and resolution.
	*	(f)	2	—	Power of Attorney David P. Poroch.

(31)	Section 302 Certifications
	Southern Company
	*	(a)	1	—	Certificate of Southern Company's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
	*	(a)	2	—	Certificate of Southern Company's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
	Alabama Power
	*	(b)	1	—	Certificate of Alabama Power's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
	*	(b)	2	—	Certificate of Alabama Power's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
	Georgia Power
	*	(c)	1	—	Certificate of Georgia Power's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
	*	(c)	2	—	Certificate of Georgia Power's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
	Mississippi Power
	*	(d)	1	—	Certificate of Mississippi Power's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
	*	(d)	2	—	Certificate of Mississippi Power's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
	Southern Power
	*	(e)	1	—	Certificate of Southern Power Company's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
	*	(e)	2	—	Certificate of Southern Power Company's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

    Table of Contents                                Index to Financial Statements

Southern Company Gas
	*	(f)	1	—	Certificate of Southern Company Gas' Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
	*	(f)	2	—	Certificate of Southern Company Gas' Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 906 Certifications
Southern Company
	*	(a)		—	Certificate of Southern Company's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.
Alabama Power
	*	(b)		—	Certificate of Alabama Power's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.
Georgia Power
	*	(c)		—	Certificate of Georgia Power's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.
Mississippi Power
	*	(d)		—	Certificate of Mississippi Power's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.
Southern Power
	*	(e)		—	Certificate of Southern Power Company's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.
Southern Company Gas
	*	(f)		—	Certificate of Southern Company Gas' Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	Interactive Data Files
	*	INS		—	XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
	*	SCH		—	XBRL Taxonomy Extension Schema Document
	*	CAL		—	XBRL Taxonomy Calculation Linkbase Document
	*	DEF		—	XBRL Definition Linkbase Document
	*	LAB		—	XBRL Taxonomy Label Linkbase Document
	*	PRE		—	XBRL Taxonomy Presentation Linkbase Document

(104)	Cover Page Interactive Data File
	*			—	Formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.
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

THE SOUTHERN COMPANY

By:	Thomas A. Fanning
Chairman, President, and
Chief Executive Officer

By:	/s/ Melissa K. Caen
(Melissa K. Caen, Attorney-in-fact)

Date:	February 17, 2021
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

Thomas A. Fanning
Chairman, President, and Chief Executive Officer (Principal Executive Officer)

Andrew W. Evans
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Ann P. Daiss
Comptroller and Chief Accounting Officer (Principal Accounting Officer)
Directors:
Janaki Akella Juanita Powell Baranco Jon A. Boscia Henry A. Clark III Anthony F. Earley, Jr. David J. Grain Colette D. Honorable Donald M. James	John D. Johns Dale E. Klein Ernest J. Moniz William G. Smith, Jr. Steven R. Specker E. Jenner Wood III

By:	/s/ Melissa K. Caen
(Melissa K. Caen, Attorney-in-fact)
Date: February 17, 2021

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

ALABAMA POWER COMPANY

By:	Mark A. Crosswhite
Chairman, President, and Chief Executive Officer

By:	/s/ Melissa K. Caen
(Melissa K. Caen, Attorney-in-fact)

Date:	February 17, 2021
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

Mark A. Crosswhite
Chairman, President, and Chief Executive Officer (Principal Executive Officer)

Philip C. Raymond
Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)

Anita Allcorn-Walker
Vice President and Comptroller (Principal Accounting Officer)
Directors:
Angus R. Cooper, III O. B. Grayson Hall, Jr. Anthony A. Joseph James K. Lowder Robert D. Powers	Catherine J. Randall R. Mitchell Shackleford, III Selwyn M. Vickers, MD Phillip M. Webb

By:	/s/ Melissa K. Caen
(Melissa K. Caen, Attorney-in-fact)
Date: February 17, 2021

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

GEORGIA POWER COMPANY

By:	W. Paul Bowers
Chairman and Chief Executive Officer

By:	/s/ Melissa K. Caen
(Melissa K. Caen, Attorney-in-fact)

Date:	February 17, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

W. Paul Bowers
Chairman and Chief Executive Officer (Principal Executive Officer)

Daniel S. Tucker
Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial and Accounting Officer)

Sarah P. Adams
Vice President and Comptroller (Principal Accounting Officer)
Directors:
Mark L. Burns Jill Campbell Shantella E. Cooper Lawrence L. Gellerstedt III Douglas J. Hertz	Thomas M. Holder Kessel D. Stelling, Jr. Charles K. Tarbutton Clyde C. Tuggle

By:	/s/ Melissa K. Caen
(Melissa K. Caen, Attorney-in-fact)
Date: February 17, 2021

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

MISSISSIPPI POWER COMPANY

By:	Anthony L. Wilson
Chairman, President, and Chief Executive Officer

By:	/s/ Melissa K. Caen
(Melissa K. Caen, Attorney-in-fact)

Date:	February 17, 2021
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

Anthony L. Wilson
Chairman, President, and Chief Executive Officer (Principal Executive Officer)

Moses H. Feagin
Senior Vice President, Treasurer, and Chief Financial Officer (Principal Financial Officer)

Matthew P. Grice
Comptroller (Principal Accounting Officer)
Directors:
Carl J. Chaney L. Royce Cumbest Thomas M. Duff Dr. Mary Graham	Mark E. Keenum M.L. Waters Camille S. Young

By:	/s/ Melissa K. Caen
(Melissa K. Caen, Attorney-in-fact)
Date: February 17, 2021

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act:

Mississippi Power is not required to send an annual report or proxy statement to its sole shareholder and parent company, The Southern Company, and will not prepare such a report after filing this Annual Report on Form 10-K for fiscal year 2020. Accordingly, Mississippi Power will not file an annual report with the Securities and Exchange Commission.

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

SOUTHERN POWER COMPANY

By:	Christopher Cummiskey
Chairman and Chief Executive Officer

By:	/s/ Melissa K. Caen
(Melissa K. Caen, Attorney-in-fact)

Date:	February 17, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Christopher Cummiskey
Chairman and Chief Executive Officer (Principal Executive Officer)

Elliott L. Spencer
Senior Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)

Jelena Andrin
Comptroller (Principal Accounting Officer)
Directors:
Bryan D. Anderson Stan W. Connally Andrew W. Evans Thomas A. Fanning	Kimberly S. Greene James Y. Kerr, II Mark S. Lantrip

By:	/s/ Melissa K. Caen
(Melissa K. Caen, Attorney-in-fact)
Date: February 17, 2021

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

SOUTHERN COMPANY GAS

By:	Kimberly S. Greene
Chairman, President, and Chief Executive Officer

By:	/s/ Melissa K. Caen
(Melissa K. Caen, Attorney-in-fact)

Date:	February 17, 2021
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

Kimberly S. Greene
Chairman, President, and Chief Executive Officer (Principal Executive Officer)

David P. Poroch
Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)

Grace A. Kolvereid
Senior Vice President and Comptroller (Principal Accounting Officer)
Directors:
Sandra N. Bane Thomas D. Bell, Jr. Charles R. Crisp	Brenda J. Gaines Norman G. Holmes John E. Rau

By:	/s/ Melissa K. Caen
(Melissa K. Caen, Attorney-in-fact)
Date: February 17, 2021

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act:

Southern Company Gas is not required to send an annual report or proxy statement to its sole shareholder and parent company, The Southern Company, and will not prepare such a report after filing this Annual Report on Form 10-K for fiscal year 2020. Accordingly, Southern Company Gas will not file an annual report with the Securities and Exchange Commission.