Form 10-Q
period 2021-03-31
SOUTHERN CO; GEORGIA POWER CO; SOUTHERN POWER CO; SOUTHERN Co GAS; ALABAMA POWER CO; MISSISSIPPI POWER CO
filed 2021-04-29
CIK 92122, 41091, 1160661, 1004155, 3153, 66904

    Table of Contents                                Index to Financial Statements
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR
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

Registrant	Description of Common Stock	Shares Outstanding at March 31, 2021
The Southern Company	Par Value $5 Per Share	1,058,630,385
Alabama Power Company	Par Value $40 Per Share	30,537,500
Georgia Power Company	Without Par Value	9,261,500
Mississippi Power Company	Without Par Value	1,121,000
Southern Power Company	Par Value $0.01 Per Share	1,000
Southern Company Gas	Par Value $0.01 Per Share	100
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

    Table of Contents                                Index to Financial Statements
TABLE OF CONTENTS

		Page

	Definitions	4
	Cautionary Statement Regarding Forward-Looking Information	8

	PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	10
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	85
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	132
Item 4.	Controls and Procedures	132

	PART II—OTHER INFORMATION

Item 1.	Legal Proceedings	133
Item 1A.	Risk Factors	133
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	Inapplicable
Item 3.	Defaults Upon Senior Securities	Inapplicable
Item 4.	Mine Safety Disclosures	Inapplicable
Item 5.	Other Information	Inapplicable
Item 6.	Exhibits	133

	Signatures	136

    Table of Contents                                Index to Financial Statements

DEFINITIONS

Term	Meaning
2019 ARP	Alternate Rate Plan approved by the Georgia PSC in 2019 for Georgia Power for the years 2020 through 2022
AFUDC	Allowance for funds used during construction
Alabama Power	Alabama Power Company
Amended and Restated Loan Guarantee Agreement	Loan guarantee agreement entered into by Georgia Power with the DOE in 2014, as amended and restated in March 2019, under which the proceeds of borrowings may be used to reimburse Georgia Power for Eligible Project Costs incurred in connection with its construction of Plant Vogtle Units 3 and 4
ARO	Asset retirement obligation
Atlanta Gas Light	Atlanta Gas Light Company, a wholly-owned subsidiary of Southern Company Gas
Atlantic Coast Pipeline	Atlantic Coast Pipeline, LLC, a joint venture to construct and operate a natural gas pipeline in which Southern Company Gas held a 5% interest through March 24, 2020
Bechtel	Bechtel Power Corporation, the primary contractor for the remaining construction activities for Plant Vogtle Units 3 and 4
Bechtel Agreement	The 2017 construction completion agreement between the Vogtle Owners and Bechtel
CCR	Coal combustion residuals
Chattanooga Gas	Chattanooga Gas Company, a wholly-owned subsidiary of Southern Company Gas
COD	Commercial operation date
Contractor Settlement Agreement	The December 31, 2015 agreement between Westinghouse and the Vogtle Owners resolving disputes between the Vogtle Owners and the EPC Contractor under the Vogtle 3 and 4 Agreement
COVID-19	The novel coronavirus disease declared a pandemic by the World Health Organization and the Centers for Disease Control and Prevention in March 2020
CWIP	Construction work in progress
Dalton	City of Dalton, Georgia, an incorporated municipality in the State of Georgia, acting by and through its Board of Water, Light, and Sinking Fund Commissioners
Dalton Pipeline	A pipeline facility in Georgia in which Southern Company Gas has a 50% undivided ownership interest
DOE	U.S. Department of Energy
ECO Plan	Mississippi Power's environmental compliance overview plan
Eligible Project Costs	Certain costs of construction relating to Plant Vogtle Units 3 and 4 that are eligible for financing under the loan guarantee program established under Title XVII of the Energy Policy Act of 2005
EPA	U.S. Environmental Protection Agency
EPC Contractor	Westinghouse and its affiliate, WECTEC Global Project Services Inc.; the former engineering, procurement, and construction contractor for Plant Vogtle Units 3 and 4
FERC	Federal Energy Regulatory Commission
FFB	Federal Financing Bank
FFB Credit Facilities	Note purchase agreements among the DOE, Georgia Power, and the FFB and related promissory notes which provide for two multi-advance term loan facilities
Fitch	Fitch Ratings, Inc.
Form 10-K	Annual Report on Form 10-K of Southern Company, Alabama Power, Georgia Power, Mississippi Power, Southern Power, and Southern Company Gas for the year ended December 31, 2020, as applicable
GAAP	U.S. generally accepted accounting principles
Georgia Power	Georgia Power Company
GRAM	Atlanta Gas Light's Georgia Rate Adjustment Mechanism
Guarantee Settlement Agreement	The June 9, 2017 settlement agreement between the Vogtle Owners and Toshiba related to certain payment obligations of the EPC Contractor guaranteed by Toshiba

    Table of Contents                                Index to Financial Statements

DEFINITIONS
(continued)

Term	Meaning
Gulf Power	Gulf Power Company, until January 1, 2019 a wholly-owned subsidiary of Southern Company; effective January 1, 2021, Gulf Power Company merged with and into Florida Power and Light Company, with Florida Power and Light Company remaining as the surviving company
Heating Degree Days	A measure of weather, calculated when the average daily temperatures are less than 65 degrees Fahrenheit
Heating Season	The period from November through March when Southern Company Gas' natural gas usage and operating revenues are generally higher
HLBV	Hypothetical liquidation at book value
IGCC	Integrated coal gasification combined cycle, the technology originally approved for Mississippi Power's Kemper County energy facility
IIC	Intercompany Interchange Contract
IRP	Integrated resource plan
ITAAC	Inspections, Tests, Analyses, and Acceptance Criteria, standards established by the NRC
ITC	Investment tax credit
JEA	Jacksonville Electric Authority
Jefferson Island	Jefferson Island Storage and Hub, L.L.C, which owns a natural gas storage facility in Louisiana consisting of two salt dome caverns; a subsidiary of Southern Company Gas through December 1, 2020
KWH	Kilowatt-hour
LIBOR	London Interbank Offered Rate
LIFO	Last-in, first-out
LOCOM	Lower of weighted average cost or current market price
LTSA	Long-term service agreement
Marketers	Marketers selling retail natural gas in Georgia and certificated by the Georgia PSC
MEAG Power	Municipal Electric Authority of Georgia
Mississippi Power	Mississippi Power Company
Mississippi Power Rate Case Settlement Agreement	Settlement agreement between Mississippi Power and the Mississippi Public Utilities Staff approved by the Mississippi PSC in March 2020 related to Mississippi Power's base rate case filed in 2019
mmBtu	Million British thermal units
Moody's	Moody's Investors Service, Inc.
MRA	Municipal and Rural Associations
MW	Megawatt
natural gas distribution utilities	Southern Company Gas' natural gas distribution utilities (Nicor Gas, Atlanta Gas Light, Virginia Natural Gas, and Chattanooga Gas)
NCCR	Georgia Power's Nuclear Construction Cost Recovery
Nicor Gas	Northern Illinois Gas Company, a wholly-owned subsidiary of Southern Company Gas
NRC	U.S. Nuclear Regulatory Commission
NYMEX	New York Mercantile Exchange, Inc.
OCI	Other comprehensive income
PennEast Pipeline	PennEast Pipeline Company, LLC, a joint venture to construct and operate a natural gas pipeline in which Southern Company Gas has a 20% ownership interest
PEP	Mississippi Power's Performance Evaluation Plan
Pivotal LNG	Pivotal LNG, Inc., through March 24, 2020, a wholly-owned subsidiary of Southern Company Gas
PowerSecure	PowerSecure, Inc., a wholly-owned subsidiary of Southern Company
PowerSouth	PowerSouth Energy Cooperative
PPA	Power purchase agreements, as well as, for Southern Power, contracts for differences that provide the owner of a renewable facility a certain fixed price for the electricity sold to the grid

    Table of Contents                                Index to Financial Statements

DEFINITIONS
(continued)

Term	Meaning
PSC	Public Service Commission
PTC	Production tax credit
Rate CNP	Alabama Power's Rate Certificated New Plant, consisting of Rate CNP New Plant, Rate CNP Compliance, and Rate CNP PPA
Rate ECR	Alabama Power's Rate Energy Cost Recovery
Rate RSE	Alabama Power's Rate Stabilization and Equalization
Registrants	Southern Company, Alabama Power, Georgia Power, Mississippi Power, Southern Power Company, and Southern Company Gas
ROE	Return on equity
S&P	S&P Global Ratings, a division of S&P Global Inc.
SCS	Southern Company Services, Inc., the Southern Company system service company and a wholly-owned subsidiary of Southern Company
SEC	U.S. Securities and Exchange Commission
SEGCO	Southern Electric Generating Company, 50% owned by each of Alabama Power and Georgia Power
Sequent	Sequent Energy Management, L.P. and Sequent Energy Canada Corp., wholly-owned subsidiaries of Southern Company Gas
SNG	Southern Natural Gas Company, L.L.C., a pipeline system in which Southern Company Gas has a 50% ownership interest
Southern Company	The Southern Company
Southern Company Gas	Southern Company Gas and its subsidiaries
Southern Company Gas Capital	Southern Company Gas Capital Corporation, a 100%-owned subsidiary of Southern Company Gas
Southern Company power pool	The operating arrangement whereby the integrated generating resources of the traditional electric operating companies and Southern Power (excluding subsidiaries) are subject to joint commitment and dispatch in order to serve their combined load obligations
Southern Company system	Southern Company, the traditional electric operating companies, Southern Power, Southern Company Gas, Southern Electric Generating Company, Southern Nuclear, SCS, Southern Communications Services, Inc., PowerSecure, and other subsidiaries
Southern Holdings	Southern Company Holdings, Inc., a wholly-owned subsidiary of Southern Company
Southern Nuclear	Southern Nuclear Operating Company, Inc., a wholly-owned subsidiary of Southern Company
Southern Power	Southern Power Company and its subsidiaries
SouthStar	SouthStar Energy Services, LLC (a Marketer), a wholly-owned subsidiary of Southern Company Gas
SP Solar	SP Solar Holdings I, LP, a limited partnership indirectly owning substantially all of Southern Power's solar facilities, in which Southern Power has a 67% ownership interest
SP Wind	SP Wind Holdings II, LLC, a holding company owning a portfolio of eight operating wind facilities, in which Southern Power is the controlling partner in a tax equity arrangement
Subsidiary Registrants	Alabama Power, Georgia Power, Mississippi Power, Southern Power, and Southern Company Gas
Tax Reform	The impact of the Tax Cuts and Jobs Act, which became effective on January 1, 2018
Toshiba	Toshiba Corporation, the parent company of Westinghouse
traditional electric operating companies	Alabama Power, Georgia Power, and Mississippi Power
VCM	Vogtle Construction Monitoring
VIE	Variable interest entity
Virginia Natural Gas	Virginia Natural Gas, Inc., a wholly-owned subsidiary of Southern Company Gas
Vogtle 3 and 4 Agreement	Agreement entered into with the EPC Contractor in 2008 by Georgia Power, acting for itself and as agent for the Vogtle Owners, and rejected in bankruptcy in July 2017, pursuant to which the EPC Contractor agreed to design, engineer, procure, construct, and test Plant Vogtle Units 3 and 4

    Table of Contents                                Index to Financial Statements

DEFINITIONS
(continued)

Term	Meaning
Vogtle Owners	Georgia Power, Oglethorpe Power Corporation, MEAG Power, and Dalton
Vogtle Services Agreement	The June 2017 services agreement between the Vogtle Owners and the EPC Contractor, as amended and restated in July 2017, for the EPC Contractor to transition construction management of Plant Vogtle Units 3 and 4 to Southern Nuclear and to provide ongoing design, engineering, and procurement services to Southern Nuclear
WACOG	Weighted average cost of gas
Westinghouse	Westinghouse Electric Company LLC

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
•the potential effects of the continued COVID-19 pandemic, including, but not limited to, those described in Item 1A "Risk Factors" of the Form 10-K;
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
•the ability to overcome or mitigate the current challenges at Plant Vogtle Units 3 and 4, as described in Note (B) to the Condensed Financial Statements under "Georgia Power – Nuclear Construction" in Item 1 herein, that could further impact the cost and schedule for the project;
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

    Table of Contents                                Index to Financial Statements
PART I
Item 1. Financial Statements (Unaudited).

    Table of Contents                                Index to Financial Statements

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2021	2020
	(in millions)
Operating Revenues:
Retail electric revenues	$3,342	$3,078
Wholesale electric revenues	545	418
Other electric revenues	170	151
Natural gas revenues (includes alternative revenue programs of $2 and $9, respectively)	1,694	1,249
Other revenues	159	122
Total operating revenues	5,910	5,018
Operating Expenses:
Fuel	848	636
Purchased power	207	181
Cost of natural gas	583	439
Cost of other sales	82	55
Other operations and maintenance	1,372	1,296
Depreciation and amortization	871	857
Taxes other than income taxes	345	330
Estimated loss on Plant Vogtle Units 3 and 4	48	—
(Gain) loss on dispositions, net	(44)	(39)
Total operating expenses	4,312	3,755
Operating Income	1,598	1,263
Other Income and (Expense):
Allowance for equity funds used during construction	46	34
Earnings from equity method investments	45	42
Interest expense, net of amounts capitalized	(450)	(456)
Other income (expense), net	58	103
Total other income and (expense)	(301)	(277)
Earnings Before Income Taxes	1,297	986
Income taxes	190	145
Consolidated Net Income	1,107	841
Dividends on preferred stock of subsidiaries	4	4
Net loss attributable to noncontrolling interests	(32)	(31)
Consolidated Net Income Attributable to Southern Company	$1,135	$868
Common Stock Data:
Earnings per share -
Basic	$1.07	$0.82
Diluted	$1.06	$0.81
Average number of shares of common stock outstanding (in millions)
Basic	1,060	1,057
Diluted	1,066	1,067
The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2021	2020
	(in millions)
Consolidated Net Income	$1,107	$841
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $(10) and $(30), respectively	(30)	(86)
Reclassification adjustment for amounts included in net income, net of tax of $18 and $13, respectively	55	38
Pension and other postretirement benefit plans:
Reclassification adjustment for amounts included in net income, net of tax of $1 and $2, respectively	3	1
Total other comprehensive income (loss)	28	(47)
Comprehensive Income	1,135	794
Dividends on preferred stock of subsidiaries	4	4
Comprehensive loss attributable to noncontrolling interests	(32)	(31)
Consolidated Comprehensive Income Attributable to Southern Company	$1,163	$821
The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2021	2020
	(in millions)
Operating Activities:
Consolidated net income	$1,107	$841
Adjustments to reconcile consolidated net income to net cash provided from operating activities —
Depreciation and amortization, total	964	949
Deferred income taxes	140	(58)
Allowance for equity funds used during construction	(46)	(34)
Pension, postretirement, and other employee benefits	(78)	(67)
Settlement of asset retirement obligations	(109)	(86)
Stock based compensation expense	83	72
Estimated loss on Plant Vogtle Units 3 and 4	48	—
Storm damage accruals	54	56
(Gain) loss on dispositions, net	(41)	(38)
Natural gas cost under recovery – long-term	(185)	—
Other, net	114	55
Changes in certain current assets and liabilities —
-Receivables	308	317
-Prepayments	(98)	(110)
-Natural gas for sale, net of temporary LIFO liquidation	456	246
-Natural gas cost under recovery	(487)	—
-Other current assets	63	(67)
-Accounts payable	(216)	(504)
-Accrued taxes	(212)	(102)
-Accrued compensation	(417)	(473)
-Accrued interest	(90)	(60)
-Customer refunds	—	(103)
-Other current liabilities	(116)	60
Net cash provided from operating activities	1,242	894
Investing Activities:
Business acquisitions, net of cash acquired	(345)	—
Property additions	(1,678)	(1,560)
Nuclear decommissioning trust fund purchases	(550)	(254)
Nuclear decommissioning trust fund sales	546	249
Proceeds from dispositions	20	982
Cost of removal, net of salvage	(85)	(69)
Change in construction payables, net	(116)	(141)
Payments pursuant to LTSAs	(60)	(26)
Other investing activities	25	(70)
Net cash used for investing activities	(2,243)	(889)
Financing Activities:
Increase (decrease) in notes payable, net	182	(685)
Proceeds —
Long-term debt	2,150	2,653
Common stock	14	52
Short-term borrowings	325	565
Redemptions and repurchases —
Long-term debt	(384)	(1,481)
Short-term borrowings	(25)	(100)
Capital contributions from noncontrolling interests	313	16
Distributions to noncontrolling interests	(46)	(48)
Payment of common stock dividends	(678)	(655)
Other financing activities	(117)	(132)
Net cash provided from financing activities	1,734	185
Net Change in Cash, Cash Equivalents, and Restricted Cash	733	190
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	1,068	1,978
Cash, Cash Equivalents, and Restricted Cash at End of Period	$1,801	$2,168
Supplemental Cash Flow Information:
Cash paid (received) during the period for —
Interest (net of $21 and $20 capitalized for 2021 and 2020, respectively)	$519	$490
Income taxes, net	(51)	(16)
Noncash transactions —
Accrued property additions at end of period	872	733
Contributions from noncontrolling interests	89	—
Contributions of wind turbine equipment	82	17
Right-of-use assets obtained under leases	76	28
The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Assets	At March 31, 2021	At December 31, 2020
	(in millions)
Current Assets:
Cash and cash equivalents	$1,770	$1,065
Receivables —
Customer accounts	1,716	1,753
Energy marketing	412	516
Unbilled revenues	544	672
Other accounts and notes	478	512
Accumulated provision for uncollectible accounts	(124)	(118)
Materials and supplies	1,504	1,478
Fossil fuel for generation	494	550
Natural gas for sale	197	460
Prepaid expenses	657	276
Assets from risk management activities, net of collateral	100	147
Regulatory assets – asset retirement obligations	214	214
Natural gas cost under recovery	487	—
Other regulatory assets	788	810
Other current assets	232	282
Total current assets	9,469	8,617
Property, Plant, and Equipment:
In service	111,579	110,516
Less: Accumulated depreciation	32,887	32,397
Plant in service, net of depreciation	78,692	78,119
Nuclear fuel, at amortized cost	820	818
Construction work in progress	9,525	8,697
Total property, plant, and equipment	89,037	87,634
Other Property and Investments:
Goodwill	5,280	5,280
Nuclear decommissioning trusts, at fair value	2,346	2,303
Equity investments in unconsolidated subsidiaries	1,368	1,362
Other intangible assets, net of amortization of $339 and $328, respectively	477	487
Leveraged leases	562	556
Miscellaneous property and investments	463	398
Total other property and investments	10,496	10,386
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	1,821	1,802
Deferred charges related to income taxes	803	796
Unamortized loss on reacquired debt	274	280
Regulatory assets – asset retirement obligations, deferred	4,966	4,934
Other regulatory assets, deferred	7,263	7,198
Other deferred charges and assets	1,264	1,288
Total deferred charges and other assets	16,391	16,298
Total Assets	$125,393	$122,935
The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholders' Equity	At March 31, 2021	At December 31, 2020
	(in millions)
Current Liabilities:
Securities due within one year	$3,535	$3,507
Notes payable	1,092	609
Energy marketing trade payables	475	494
Accounts payable	2,058	2,312
Customer deposits	470	487
Accrued taxes —
Accrued income taxes	71	130
Other accrued taxes	412	699
Accrued interest	423	513
Accrued compensation	584	1,025
Asset retirement obligations	642	585
Operating lease obligations	244	241
Other regulatory liabilities	462	509
Other current liabilities	1,118	968
Total current liabilities	11,586	12,079
Long-term Debt	46,727	45,073
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	8,839	8,175
Deferred credits related to income taxes	5,676	5,767
Accumulated deferred ITCs	2,214	2,235
Employee benefit obligations	2,091	2,213
Operating lease obligations, deferred	1,652	1,611
Asset retirement obligations, deferred	10,043	10,099
Accrued environmental remediation	208	216
Other cost of removal obligations	2,215	2,211
Other regulatory liabilities, deferred	226	251
Other deferred credits and liabilities	557	480
Total deferred credits and other liabilities	33,721	33,258
Total Liabilities	92,034	90,410
Redeemable Preferred Stock of Subsidiaries	291	291
Total Stockholders' Equity (See accompanying statements)	33,068	32,234
Total Liabilities and Stockholders' Equity	$125,393	$122,935
The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

	Southern Company Common Stockholders' Equity
	Number of Common Shares		Common Stock				Accumulated Other Comprehensive Income (Loss)
	Issued	Treasury	Par Value	Paid-In Capital	Treasury	Retained Earnings		Noncontrolling Interests	Total
	(in millions)
Balance at December 31, 2019	1,054	(1)	$5,257	$11,734	$(42)	$10,877	$(321)	$4,254	$31,759
Consolidated net income (loss)	—	—	—	—	—	868	—	(31)	837
Other comprehensive income (loss)	—	—	—	—	—	—	(47)	—	(47)
Stock issued	3	—	9	43	—	—	—	—	52
Stock-based compensation	—	—	—	5	—	—	—	—	5
Cash dividends of $0.62 per share	—	—	—	—	—	(655)	—	—	(655)
Capital contributions from noncontrolling interests	—	—	—	—	—	—	—	16	16
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(48)	(48)
Other	—	—	—	—	(2)	(2)	1	—	(3)
Balance at March 31, 2020	1,057	(1)	$5,266	$11,782	$(44)	$11,088	$(367)	$4,191	$31,916

Balance at December 31, 2020	1,058	(1)	$5,268	$11,834	$(46)	$11,311	$(395)	$4,262	$32,234
Consolidated net income (loss)	—	—	—	—	—	1,135	—	(32)	1,103
Other comprehensive income	—	—	—	—	—	—	28	—	28
Stock issued	2	—	5	9	—	—	—	—	14
Stock-based compensation	—	—	—	9	—	—	—	—	9
Cash dividends of $0.64 per share	—	—	—	—	—	(678)	—	—	(678)
Capital contributions from noncontrolling interests	—	—	—	—	—	—	—	403	403
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(46)	(46)
Other	—	—	—	2	—	—	—	(1)	1
Balance at March 31, 2021	1,060	(1)	$5,273	$11,854	$(46)	$11,768	$(367)	$4,586	$33,068
The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements

ALABAMA POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2021	2020
	(in millions)
Operating Revenues:
Retail revenues	$1,352	$1,205
Wholesale revenues, non-affiliates	92	56
Wholesale revenues, affiliates	32	19
Other revenues	83	71
Total operating revenues	1,559	1,351
Operating Expenses:
Fuel	291	215
Purchased power, non-affiliates	50	40
Purchased power, affiliates	30	18
Other operations and maintenance	361	350
Depreciation and amortization	211	200
Taxes other than income taxes	103	106
Total operating expenses	1,046	929
Operating Income	513	422
Other Income and (Expense):
Allowance for equity funds used during construction	12	10
Interest expense, net of amounts capitalized	(84)	(88)
Other income (expense), net	32	24
Total other income and (expense)	(40)	(54)
Earnings Before Income Taxes	473	368
Income taxes	110	84
Net Income	363	284
Dividends on Preferred Stock	4	4
Net Income After Dividends on Preferred Stock	$359	$280

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2021	2020
	(in millions)
Net Income	$363	$284
Other comprehensive income (loss):
Qualifying hedges:
Reclassification adjustment for amounts included in net income, net of tax of $— and $—, respectively	1	1
Total other comprehensive income (loss)	1	1
Comprehensive Income	$364	$285
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
ALABAMA POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2021	2020
	(in millions)
Operating Activities:
Net income	$363	$284
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	248	241
Deferred income taxes	33	10
Pension, postretirement, and other employee benefits	(29)	(25)
Settlement of asset retirement obligations	(49)	(46)
Other, net	(15)	10
Changes in certain current assets and liabilities —
-Receivables	40	93
-Fossil fuel stock	38	(15)
-Prepayments	(73)	(80)
-Materials and supplies	(4)	(22)
-Other current assets	(11)	(14)
-Accounts payable	(299)	(305)
-Accrued taxes	104	100
-Accrued compensation	(105)	(111)
-Retail fuel cost over recovery	(18)	47
-Other current liabilities	(9)	(12)
Net cash provided from operating activities	214	155
Investing Activities:
Property additions	(466)	(340)
Nuclear decommissioning trust fund purchases	(310)	(81)
Nuclear decommissioning trust fund sales	310	81
Cost of removal, net of salvage	(23)	(15)
Change in construction payables	32	(65)
Other investing activities	(9)	(4)
Net cash used for investing activities	(466)	(424)
Financing Activities:
Redemptions — Pollution control revenue bonds	—	(87)
Capital contributions from parent company	600	610
Payment of common stock dividends	(246)	(239)
Other financing activities	(13)	(11)
Net cash provided from financing activities	341	273
Net Change in Cash, Cash Equivalents, and Restricted Cash	89	4
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	530	894
Cash, Cash Equivalents, and Restricted Cash at End of Period	$619	$898
Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $3 capitalized for both 2021 and 2020)	$93	$92
Noncash transactions —
Accrued property additions at end of period	198	135
Right-of-use assets obtained under leases	1	3
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
ALABAMA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Assets	At March 31, 2021	At December 31, 2020
	(in millions)
Current Assets:
Cash and cash equivalents	$619	$530
Receivables —
Customer accounts	394	429
Unbilled revenues	124	152
Affiliated	35	31
Other accounts and notes	71	66
Accumulated provision for uncollectible accounts	(33)	(43)
Fossil fuel stock	197	235
Materials and supplies	550	546
Prepaid expenses	114	42
Other regulatory assets	224	226
Other current assets	43	33
Total current assets	2,338	2,247
Property, Plant, and Equipment:
In service	32,015	31,816
Less: Accumulated provision for depreciation	10,123	10,009
Plant in service, net of depreciation	21,892	21,807
Nuclear fuel, at amortized cost	268	270
Construction work in progress	1,052	866
Total property, plant, and equipment	23,212	22,943
Other Property and Investments:
Nuclear decommissioning trusts, at fair value	1,198	1,157
Equity investments in unconsolidated subsidiaries	63	63
Miscellaneous property and investments	128	131
Total other property and investments	1,389	1,351
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	140	151
Deferred charges related to income taxes	237	235
Regulatory assets – asset retirement obligations	1,446	1,441
Other regulatory assets, deferred	2,161	2,162
Other deferred charges and assets	282	273
Total deferred charges and other assets	4,266	4,262
Total Assets	$31,205	$30,803
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
ALABAMA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholder's Equity	At March 31, 2021	At December 31, 2020
	(in millions)
Current Liabilities:
Securities due within one year	$815	$311
Accounts payable —
Affiliated	220	316
Other	392	545
Customer deposits	105	104
Accrued taxes	257	152
Accrued interest	75	90
Accrued compensation	113	212
Asset retirement obligations	275	254
Other regulatory liabilities	98	108
Other current liabilities	108	107
Total current liabilities	2,458	2,199
Long-term Debt	8,055	8,558
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	3,318	3,273
Deferred credits related to income taxes	2,006	2,016
Accumulated deferred ITCs	92	94
Employee benefit obligations	187	214
Operating lease obligations	112	119
Asset retirement obligations, deferred	3,688	3,720
Other cost of removal obligations	320	335
Other regulatory liabilities, deferred	98	124
Other deferred credits and liabilities	54	50
Total deferred credits and other liabilities	9,875	9,945
Total Liabilities	20,388	20,702
Redeemable Preferred Stock	291	291
Common Stockholder's Equity (See accompanying statements)	10,526	9,810
Total Liabilities and Stockholder's Equity	$31,205	$30,803
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
ALABAMA POWER COMPANY
CONDENSED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY (UNAUDITED)

	Number of Common Shares Issued	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balance at December 31, 2019	31	$1,222	$4,755	$3,001	$(23)	$8,955
Net income after dividends on preferred stock	—	—	—	280	—	280
Capital contributions from parent company	—	—	612	—	—	612
Other comprehensive income	—	—	—	—	1	1
Cash dividends on common stock	—	—	—	(239)	—	(239)
Balance at March 31, 2020	31	$1,222	$5,367	$3,042	$(22)	$9,609

Balance at December 31, 2020	31	$1,222	$5,413	$3,194	$(19)	$9,810
Net income after dividends on preferred stock	—	—	—	359	—	359
Capital contributions from parent company	—	—	602	—	—	602
Other comprehensive income	—	—	—	—	1	1
Cash dividends on common stock	—	—	—	(246)	—	(246)
Balance at March 31, 2021	31	$1,222	$6,015	$3,307	$(18)	$10,526
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements

GEORGIA POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2021	2020
	(in millions)
Operating Revenues:
Retail revenues	$1,787	$1,675
Wholesale revenues	43	26
Other revenues	140	124
Total operating revenues	1,970	1,825
Operating Expenses:
Fuel	313	231
Purchased power, non-affiliates	144	129
Purchased power, affiliates	136	129
Other operations and maintenance	474	465
Depreciation and amortization	338	352
Taxes other than income taxes	116	113
Estimated loss on Plant Vogtle Units 3 and 4	48	—
Total operating expenses	1,569	1,419
Operating Income	401	406
Other Income and (Expense):
Interest expense, net of amounts capitalized	(104)	(111)
Other income (expense), net	72	52
Total other income and (expense)	(32)	(59)
Earnings Before Income Taxes	369	347
Income taxes	18	16
Net Income	$351	$331
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2021	2020
	(in millions)
Net Income	$351	$331
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $— and $(1), respectively	—	(2)
Reclassification adjustment for amounts included in net income, net of tax of $— and $1, respectively	2	1
Total other comprehensive income (loss)	2	(1)
Comprehensive Income	$353	$330
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
GEORGIA POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2021	2020
	(in millions)
Operating Activities:
Net income	$351	$331
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	384	396
Deferred income taxes	(86)	(73)
Pension, postretirement, and other employee benefits	(43)	(40)
Settlement of asset retirement obligations	(49)	(33)
Storm damage accruals	53	53
Retail fuel cost over recovery – long-term	—	90
Estimated loss on Plant Vogtle Units 3 and 4	48	—
Other, net	(19)	(52)
Changes in certain current assets and liabilities —
-Receivables	176	22
-Fossil fuel stock	10	(42)
-Other current assets	(7)	(15)
-Accounts payable	(74)	(69)
-Accrued taxes	(110)	(156)
-Accrued compensation	(68)	(87)
-Customer refunds	—	(107)
-Other current liabilities	(77)	(5)
Net cash provided from operating activities	489	213
Investing Activities:
Property additions	(775)	(849)
Nuclear decommissioning trust fund purchases	(241)	(173)
Nuclear decommissioning trust fund sales	236	167
Cost of removal, net of salvage	(40)	(34)
Change in construction payables, net of joint owner portion	(103)	(46)
Proceeds from dispositions	1	142
Other investing activities	9	(2)
Net cash used for investing activities	(913)	(795)
Financing Activities:
Increase in notes payable, net	145	11
Proceeds —
Senior notes	750	1,500
Pollution control revenue bonds	—	53
Short-term borrowings	—	200
Redemptions and repurchases —
Senior notes	(325)	(950)
Pollution control revenue bonds	—	(148)
FFB loan	(25)	(16)
Capital contributions from parent company	330	500
Payment of common stock dividends	(412)	(385)
Other financing activities	(19)	(23)
Net cash provided from financing activities	444	742
Net Change in Cash, Cash Equivalents, and Restricted Cash	20	160
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	9	52
Cash, Cash Equivalents, and Restricted Cash at End of Period	$29	$212
Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $15 and $11 capitalized for 2021 and 2020, respectively)	$128	$122
Noncash transactions —
Accrued property additions at end of period	445	472
Right-of-use assets obtained under operating leases	3	10
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
GEORGIA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Assets	At March 31, 2021	At December 31, 2020
	(in millions)
Current Assets:
Cash and cash equivalents	$29	$9
Receivables —
Customer accounts	532	621
Unbilled revenues	196	233
Joint owner accounts	124	123
Affiliated	22	21
Other accounts and notes	35	67
Accumulated provision for uncollectible accounts	(26)	(26)
Fossil fuel stock	268	278
Materials and supplies	610	592
Regulatory assets – storm damage	213	213
Regulatory assets – asset retirement obligations	175	166
Other regulatory assets	250	248
Other current assets	114	143
Total current assets	2,542	2,688
Property, Plant, and Equipment:
In service	39,857	39,682
Less: Accumulated provision for depreciation	12,421	12,251
Plant in service, net of depreciation	27,436	27,431
Nuclear fuel, at amortized cost	553	548
Construction work in progress	7,394	6,857
Total property, plant, and equipment	35,383	34,836
Other Property and Investments:
Nuclear decommissioning trusts, at fair value	1,149	1,145
Equity investments in unconsolidated subsidiaries	51	51
Miscellaneous property and investments	66	63
Total other property and investments	1,266	1,259
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	1,273	1,308
Deferred charges related to income taxes	532	527
Regulatory assets – asset retirement obligations, deferred	3,310	3,291
Other regulatory assets, deferred	2,609	2,692
Other deferred charges and assets	434	479
Total deferred charges and other assets	8,158	8,297
Total Assets	$47,349	$47,080
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
GEORGIA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholder's Equity	At March 31, 2021	At December 31, 2020
	(in millions)
Current Liabilities:
Securities due within one year	$87	$542
Notes payable	205	60
Accounts payable —
Affiliated	472	597
Other	732	753
Customer deposits	272	276
Accrued taxes	239	407
Accrued interest	96	130
Accrued compensation	123	233
Operating lease obligations	151	151
Asset retirement obligations	304	287
Over recovered fuel clause revenues	83	113
Other regulatory liabilities	235	228
Other current liabilities	242	254
Total current liabilities	3,241	4,031
Long-term Debt	13,278	12,428
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	3,303	3,272
Deferred credits related to income taxes	2,517	2,588
Accumulated deferred ITCs	271	273
Employee benefit obligations	539	586
Operating lease obligations, deferred	1,149	1,156
Asset retirement obligations, deferred	5,971	5,978
Other deferred credits and liabilities	306	267
Total deferred credits and other liabilities	14,056	14,120
Total Liabilities	30,575	30,579
Common Stockholder's Equity (See accompanying statements)	16,774	16,501
Total Liabilities and Stockholder's Equity	$47,349	$47,080
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
GEORGIA POWER COMPANY
CONDENSED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY (UNAUDITED)

	Number of Common Shares Issued	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balance at December 31, 2019	9	$398	$10,962	$3,756	$(51)	$15,065
Net income	—	—	—	331	—	331
Capital contributions from parent company	—	—	502	—	—	502
Other comprehensive income (loss)	—	—	—	—	(1)	(1)
Cash dividends on common stock	—	—	—	(385)	—	(385)
Balance at March 31, 2020	9	$398	$11,464	$3,702	$(52)	$15,512

Balance at December 31, 2020	9	$398	$12,361	$3,789	$(47)	$16,501
Net income	—	—	—	351	—	351
Capital contributions from parent company	—	—	332	—	—	332
Other comprehensive income	—	—	—	—	2	2
Cash dividends on common stock	—	—	—	(412)	—	(412)
Balance at March 31, 2021	9	$398	$12,693	$3,728	$(45)	$16,774
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements

MISSISSIPPI POWER COMPANY
CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2021	2020
	(in millions)
Operating Revenues:
Retail revenues	$204	$199
Wholesale revenues, non-affiliates	63	51
Wholesale revenues, affiliates	33	21
Other revenues	7	6
Total operating revenues	307	277
Operating Expenses:
Fuel	101	79
Purchased power	5	5
Other operations and maintenance	68	76
Depreciation and amortization	47	42
Taxes other than income taxes	31	29
Total operating expenses	252	231
Operating Income	55	46
Other Income and (Expense):
Interest expense, net of amounts capitalized	(14)	(16)
Other income (expense), net	8	8
Total other income and (expense)	(6)	(8)
Earnings Before Income Taxes	49	38
Income taxes	4	6
Net Income and Comprehensive Income	$45	$32

    Table of Contents                                Index to Financial Statements
MISSISSIPPI POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2021	2020
	(in millions)
Operating Activities:
Net income	$45	$32
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	53	44
Other, net	(10)	(3)
Changes in certain current assets and liabilities —
-Receivables	7	14
-Other current assets	1	(10)
-Accounts payable	(30)	(24)
-Accrued taxes	(75)	(54)
-Accrued compensation	(16)	(19)
-Other current liabilities	(13)	3
Net cash used for operating activities	(38)	(17)
Investing Activities:
Property additions	(45)	(50)
Construction payables	(8)	(10)
Payments pursuant to LTSAs	(7)	(5)
Other investing activities	(7)	(6)
Net cash used for investing activities	(67)	(71)
Financing Activities:
Increase in notes payable, net	29	—
Proceeds —
Short-term borrowings	—	40
Other long-term debt	—	100
Redemptions — Senior notes	—	(275)
Capital contributions from parent company	100	75
Return of capital to parent company	—	(37)
Payment of common stock dividends	(39)	—
Other financing activities	—	(1)
Net cash provided from (used for) financing activities	90	(98)
Net Change in Cash, Cash Equivalents, and Restricted Cash	(15)	(186)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	39	286
Cash, Cash Equivalents, and Restricted Cash at End of Period	$24	$100
Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $— and $— capitalized for 2021 and 2020, respectively)	$16	$18
Noncash transactions — Accrued property additions at end of period	26	25
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
MISSISSIPPI POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Assets	At March 31, 2021	At December 31, 2020
	(in millions)
Current Assets:
Cash and cash equivalents	$24	$39
Receivables —
Customer accounts, net	50	34
Unbilled revenues	33	38
Affiliated	17	32
Other accounts and notes	29	32
Fossil fuel stock	17	24
Materials and supplies	67	65
Other regulatory assets	49	60
Other current assets	20	20
Total current assets	306	344
Property, Plant, and Equipment:
In service	5,037	5,011
Less: Accumulated provision for depreciation	1,579	1,545
Plant in service, net of depreciation	3,458	3,466
Construction work in progress	163	146
Total property, plant, and equipment	3,621	3,612
Other Property and Investments	149	151
Deferred Charges and Other Assets:
Deferred charges related to income taxes	32	32
Regulatory assets – asset retirement obligations	211	201
Other regulatory assets, deferred	386	388
Accumulated deferred income taxes	126	129
Other deferred charges and assets	64	55
Total deferred charges and other assets	819	805
Total Assets	$4,895	$4,912
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
MISSISSIPPI POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholder's Equity	At March 31, 2021	At December 31, 2020
	(in millions)
Current Liabilities:
Securities due within one year	$421	$406
Notes payable	54	25
Accounts payable —
Affiliated	50	63
Other	84	109
Accrued taxes	39	114
Accrued interest	14	15
Accrued compensation	18	34
Asset retirement obligations	40	27
Over recovered regulatory clause liabilities	26	34
Other regulatory liabilities	36	49
Other current liabilities	38	40
Total current liabilities	820	916
Long-term Debt	996	1,013
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	463	447
Deferred credits related to income taxes	285	287
Employee benefit obligations	107	113
Asset retirement obligations, deferred	134	150
Other cost of removal obligations	194	194
Other regulatory liabilities, deferred	14	15
Other deferred credits and liabilities	34	35
Total deferred credits and other liabilities	1,231	1,241
Total Liabilities	3,047	3,170
Common Stockholder's Equity (See accompanying statements)	1,848	1,742
Total Liabilities and Stockholder's Equity	$4,895	$4,912
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
MISSISSIPPI POWER COMPANY
CONDENSED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY (UNAUDITED)

	Number of Common Shares Issued	Common Stock	Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balance at December 31, 2019	1	$38	$4,449	$(2,832)	$(3)	$1,652
Net income	—	—	—	32	—	32
Capital contributions from parent company	—	—	76	—	—	76
Return of capital to parent company	—	—	(37)	—	—	(37)
Other	—	—	(1)	—	—	(1)
Balance at March 31, 2020	1	$38	$4,487	$(2,800)	$(3)	$1,722

Balance at December 31, 2020	1	$38	$4,460	$(2,754)	$(2)	$1,742
Net income	—	—	—	45	—	45
Capital contributions from parent company	—	—	100	—	—	100
Cash dividends on common stock	—	—	—	(39)	—	(39)
Balance at March 31, 2021	1	$38	$4,560	$(2,748)	$(2)	$1,848
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2021	2020
	(in millions)
Operating Revenues:
Wholesale revenues, non-affiliates	$355	$286
Wholesale revenues, affiliates	81	86
Other revenues	4	3
Total operating revenues	440	375
Operating Expenses:
Fuel	141	107
Purchased power	20	14
Other operations and maintenance	101	79
Depreciation and amortization	119	117
Taxes other than income taxes	12	9
(Gain) loss on dispositions, net	(39)	(39)
Total operating expenses	354	287
Operating Income	86	88
Other Income and (Expense):
Interest expense, net of amounts capitalized	(38)	(39)
Other income (expense), net	7	2
Total other income and (expense)	(31)	(37)
Earnings Before Income Taxes	55	51
Income taxes (benefit)	(10)	7
Net Income	65	44
Net loss attributable to noncontrolling interests	(32)	(31)
Net Income Attributable to Southern Power	$97	$75
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2021	2020
	(in millions)
Net Income	$65	$44
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $(11) and $(21), respectively	(33)	(62)
Reclassification adjustment for amounts included in net income, net of tax of $15 and $10, respectively	48	28
Pension and other postretirement benefit plans:
Reclassification adjustment for amounts included in net income, net of tax of $— and $—, respectively	1	1
Total other comprehensive income (loss)	16	(33)
Comprehensive Income	81	11
Comprehensive loss attributable to noncontrolling interests	(32)	(31)
Comprehensive Income Attributable to Southern Power	$113	$42
The accompanying notes as they relate to Southern Power are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2021	2020
	(in millions)
Operating Activities:
Net income	$65	$44
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	125	123
Deferred income taxes	(8)	(36)
Amortization of investment tax credits	(15)	(14)
(Gain) loss on dispositions, net	(39)	(39)
Other, net	(4)	(10)
Changes in certain current assets and liabilities —
-Receivables	23	5
-Prepaid income taxes	16	51
-Other current assets	3	(2)
-Accounts payable	19	(34)
-Accrued taxes	5	8
-Other current liabilities	(3)	(13)
Net cash provided from operating activities	187	83
Investing Activities:
Business acquisitions, net of cash acquired	(345)	—
Property additions	(147)	(47)
Proceeds from dispositions	17	660
Change in construction payables	(7)	(15)
Payments pursuant to LTSAs	(27)	(15)
Other investing activities	5	17
Net cash provided from (used for) investing activities	(504)	600
Financing Activities:
Increase (decrease) in notes payable, net	140	(449)
Proceeds — Senior notes	400	—
Redemptions — Short-term borrowings	—	(100)
Return of capital to parent company	(271)	—
Capital contributions from noncontrolling interests	313	16
Distributions to noncontrolling interests	(46)	(48)
Payment of common stock dividends	(51)	(50)
Other financing activities	(7)	(1)
Net cash provided from (used for) financing activities	478	(632)
Net Change in Cash, Cash Equivalents, and Restricted Cash	161	51
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	182	279
Cash, Cash Equivalents, and Restricted Cash at End of Period	$343	$330
Supplemental Cash Flow Information:
Cash paid (received) during the period for —
Interest (net of $1 and $4 capitalized for 2021 and 2020, respectively)	$26	$28
Income taxes, net	(2)	(5)
Noncash transactions —
Contributions from noncontrolling interests	89	—
Contributions of wind turbine equipment	82	17
Accrued property additions at end of period	60	27
Right-of-use assets obtained under operating leases	65	—
The accompanying notes as they relate to Southern Power are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Assets	At March 31, 2021	At December 31, 2020
	(in millions)
Current Assets:
Cash and cash equivalents	$314	$182
Receivables —
Customer accounts, net	123	125
Affiliated	17	37
Other	18	27
Materials and supplies	157	157
Prepaid income taxes	368	11
Other current assets	31	36
Total current assets	1,028	575
Property, Plant, and Equipment:
In service	14,313	13,904
Less: Accumulated provision for depreciation	2,916	2,842
Plant in service, net of depreciation	11,397	11,062
Construction work in progress	219	127
Total property, plant, and equipment	11,616	11,189
Other Property and Investments:
Intangible assets, net of amortization of $94 and $89, respectively	297	302
Equity investments in unconsolidated subsidiaries	84	19
Total other property and investments	381	321
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	478	415
Prepaid LTSAs	178	155
Accumulated deferred income taxes	—	262
Income taxes receivable, non-current	28	25
Other deferred charges and assets	286	293
Total deferred charges and other assets	970	1,150
Total Assets	$13,995	$13,235
The accompanying notes as they relate to Southern Power are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholders' Equity	At March 31, 2021	At December 31, 2020
	(in millions)
Current Liabilities:
Securities due within one year	$300	$299
Notes payable	315	175
Accounts payable —
Affiliated	44	65
Other	127	92
Accrued taxes —
Accrued income taxes	10	8
Other accrued taxes	15	22
Accrued interest	35	32
Other current liabilities	132	132
Total current liabilities	978	825
Long-term Debt	3,730	3,393
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	230	123
Accumulated deferred ITCs	1,658	1,672
Operating lease obligations	487	426
Other deferred credits and liabilities	168	165
Total deferred credits and other liabilities	2,543	2,386
Total Liabilities	7,251	6,604
Total Stockholders' Equity (See accompanying statements)	6,744	6,631
Total Liabilities and Stockholders' Equity	$13,995	$13,235
The accompanying notes as they relate to Southern Power are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Common Stockholders' Equity	Noncontrolling Interests	Total
	(in millions)
Balance at December 31, 2019	$909	$1,485	$(26)	$2,368	$4,254	$6,622
Net income (loss)	—	75	—	75	(31)	44
Other comprehensive income (loss)	—	—	(33)	(33)	—	(33)
Cash dividends on common stock	—	(50)	—	(50)	—	(50)
Capital contributions from noncontrolling interests	—	—	—	—	16	16
Distributions to noncontrolling interests	—	—	—	—	(48)	(48)
Balance at March 31, 2020	$909	$1,510	$(59)	$2,360	$4,191	$6,551

Balance at December 31, 2020	$914	$1,522	$(67)	$2,369	$4,262	$6,631
Net income (loss)	—	97	—	97	(32)	65
Return of capital to parent company	(271)	—	—	(271)	—	(271)
Other comprehensive income	—	—	16	16	—	16
Cash dividends on common stock	—	(51)	—	(51)	—	(51)
Capital contributions from noncontrolling interests	—	—	—	—	403	403
Distributions to noncontrolling interests	—	—	—	—	(46)	(46)
Other	(2)	1	(1)	(2)	(1)	(3)
Balance at March 31, 2021	$641	$1,569	$(52)	$2,158	$4,586	$6,744
The accompanying notes as they relate to Southern Power are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2021	2020
	(in millions)
Operating Revenues:
Natural gas revenues (includes revenue taxes of $54 and $47, respectively)	$1,692	$1,240
Alternative revenue programs	2	9
Total operating revenues	1,694	1,249
Operating Expenses:
Cost of natural gas	583	439
Other operations and maintenance	299	258
Depreciation and amortization	130	120
Taxes other than income taxes	81	72
Total operating expenses	1,093	889
Operating Income	601	360
Other Income and (Expense):
Earnings from equity method investments	41	43
Interest expense, net of amounts capitalized	(60)	(58)
Other income (expense), net	(63)	9
Total other income and (expense)	(82)	(6)
Earnings Before Income Taxes	519	354
Income taxes	121	79
Net Income	$398	$275
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2021	2020
	(in millions)
Net Income	$398	$275
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $— and $(7), respectively	1	(20)
Reclassification adjustment for amounts included in net income, net of tax of $1 and $2, respectively	3	5
Total other comprehensive income (loss)	4	(15)
Comprehensive Income	$402	$260
The accompanying notes as they relate to Southern Company Gas are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2021	2020
	(in millions)
Operating Activities:
Net income	$398	$275
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	130	120
Deferred income taxes	160	22
Mark-to-market adjustments	64	13
Natural gas cost under recovery – long-term	(185)	—
Other, net	5	(19)
Changes in certain current assets and liabilities —
-Receivables	74	112
-Natural gas for sale, net of temporary LIFO liquidation	456	246
-Natural gas cost under recovery	(487)	—
-Other current assets	(34)	33
-Accounts payable	(7)	(185)
-Accrued taxes	10	27
-Accrued compensation	—	(42)
-Other current liabilities	(34)	41
Net cash provided from operating activities	550	643
Investing Activities:
Property additions	(251)	(261)
Cost of removal, net of salvage	(16)	(15)
Change in construction payables, net	(47)	(18)
Investment in unconsolidated subsidiaries	(1)	(77)
Proceeds from dispositions	—	178
Other investing activities	7	—
Net cash used for investing activities	(308)	(193)
Financing Activities:
Decrease in notes payable, net	(127)	(39)
Proceeds — Short-term borrowings	300	—
Redemptions — Medium-term notes	(30)	—
Capital contributions from parent company	39	—
Payment of common stock dividends	(132)	(133)
Other financing activities	—	(13)
Net cash provided from (used for) financing activities	50	(185)
Net Change in Cash, Cash Equivalents, and Restricted Cash	292	265
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	19	49
Cash, Cash Equivalents, and Restricted Cash at End of Period	$311	$314
Supplemental Cash Flow Information:
Cash paid (received) during the period for —
Interest (net of $2 capitalized for both 2021 and 2020)	$52	$49
Income taxes, net	(1)	(12)
Noncash transactions — Accrued property additions at end of period	95	104
The accompanying notes as they relate to Southern Company Gas are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Assets	At March 31, 2021	At December 31, 2020
	(in millions)
Current Assets:
Cash and cash equivalents	$309	$17
Receivables —
Energy marketing	412	516
Customer accounts	452	353
Unbilled revenues	161	219
Affiliated	2	4
Other accounts and notes	43	51
Accumulated provision for uncollectible accounts	(51)	(40)
Natural gas for sale	197	460
Prepaid expenses	97	48
Assets from risk management activities, net of collateral	68	118
Natural gas cost under recovery	487	—
Other regulatory assets	84	102
Other current assets	39	38
Total current assets	2,300	1,886
Property, Plant, and Equipment:
In service	17,866	17,611
Less: Accumulated depreciation	4,893	4,821
Plant in service, net of depreciation	12,973	12,790
Construction work in progress	636	648
Total property, plant, and equipment	13,609	13,438
Other Property and Investments:
Goodwill	5,015	5,015
Equity investments in unconsolidated subsidiaries	1,290	1,290
Other intangible assets, net of amortization of $199 and $195, respectively	47	51
Miscellaneous property and investments	20	19
Total other property and investments	6,372	6,375
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	80	81
Other regulatory assets, deferred	786	615
Other deferred charges and assets	230	235
Total deferred charges and other assets	1,096	931
Total Assets	$23,377	$22,630
The accompanying notes as they relate to Southern Company Gas are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholder's Equity	At March 31, 2021	At December 31, 2020
	(in millions)
Current Liabilities:
Securities due within one year	$302	$333
Notes payable	497	324
Energy marketing trade payables	475	494
Accounts payable —
Affiliated	49	56
Other	346	373
Customer deposits	76	90
Accrued taxes	94	83
Accrued interest	68	58
Accrued compensation	107	106
Other regulatory liabilities	92	122
Temporary LIFO liquidation	194	—
Other current liabilities	166	150
Total current liabilities	2,466	2,189
Long-term Debt	6,286	6,293
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	1,427	1,265
Deferred credits related to income taxes	839	847
Employee benefit obligations	273	283
Operating lease obligations	65	67
Other cost of removal obligations	1,668	1,649
Accrued environmental remediation	208	216
Other deferred credits and liabilities	51	54
Total deferred credits and other liabilities	4,531	4,381
Total Liabilities	13,283	12,863
Common Stockholder's Equity (See accompanying statements)	10,094	9,767
Total Liabilities and Stockholder's Equity	$23,377	$22,630
The accompanying notes as they relate to Southern Company Gas are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (UNAUDITED)

	Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balance at December 31, 2019	$9,697	$(198)	$7	$9,506
Net income	—	275	—	275
Return of capital to parent company	(2)	—	—	(2)
Other comprehensive income (loss)	—	—	(15)	(15)
Cash dividends on common stock	—	(133)	—	(133)
Balance at March 31, 2020	$9,695	$(56)	$(8)	$9,631

Balance at December 31, 2020	$9,930	$(141)	$(22)	$9,767
Net income	—	398	—	398
Capital contributions from parent company	57	—	—	57
Other comprehensive income	—	—	4	4
Cash dividends on common stock	—	(132)	—	(132)
Balance at March 31, 2021	$9,987	$125	$(18)	$10,094
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

Registrant	Applicable Notes
Southern Company	A, B, C, D, E, F, G, H, I, J, K, L
Alabama Power	A, B, C, D, F, G, H, I, J
Georgia Power	A, B, C, D, F, G, H, I, J
Mississippi Power	A, B, C, D, F, G, H, I, J
Southern Power	A, C, D, E, F, G, H, I, J, K
Southern Company Gas	A, B, C, D, E, F, G, H, I, J, K, L

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(A) INTRODUCTION
The condensed quarterly financial statements of each Registrant included herein have been prepared by such Registrant, without audit, pursuant to the rules and regulations of the SEC. The Condensed Balance Sheets as of December 31, 2020 have been derived from the audited financial statements of each Registrant. In the opinion of each Registrant's management, the information regarding such Registrant furnished herein reflects all adjustments, which, except as otherwise disclosed, are of a normal recurring nature, necessary to present fairly the results of operations for the periods ended March 31, 2021 and 2020. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although each Registrant believes that the disclosures regarding such Registrant are adequate to make the information presented not misleading. Disclosures which would substantially duplicate the disclosures in the Form 10-K and details which have not changed significantly in amount or composition since the filing of the Form 10-K are generally omitted from this Quarterly Report on Form 10-Q unless specifically required by GAAP. Therefore, these Condensed Financial Statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K. Due to the seasonal variations in the demand for energy and other factors, including the impacts of the COVID-19 pandemic, operating results for the periods presented are not necessarily indicative of the operating results to be expected for the full year.
Certain prior year data presented in the financial statements have been reclassified to conform to the current year presentation. These reclassifications had no impact on the overall results of operations, financial position, or cash flows of any Registrant.
Goodwill and Other Intangible Assets
Goodwill at March 31, 2021 and December 31, 2020 was as follows:

Goodwill
(in millions)
Southern Company	$5,280
Southern Company Gas:
Gas distribution operations	$4,034
Gas marketing services	981
Southern Company Gas total	$5,015
Goodwill is not amortized but is subject to an annual impairment test in the fourth quarter of the year and on an interim basis as events and changes in circumstances occur.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Other intangible assets were as follows:

	At March 31, 2021			At December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Other Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Other Intangible Assets, Net
	(in millions)			(in millions)
Southern Company
Other intangible assets subject to amortization:
Customer relationships	$212	$(139)	$73	$212	$(135)	$77
Trade names	64	(33)	31	64	(31)	33
Storage and transportation contracts	64	(64)	—	64	(64)	—
PPA fair value adjustments	390	(94)	296	390	(89)	301
Other	11	(9)	2	10	(9)	1
Total other intangible assets subject to amortization	$741	$(339)	$402	$740	$(328)	$412
Other intangible assets not subject to amortization:
Federal Communications Commission licenses	75	—	75	75	—	75
Total other intangible assets	$816	$(339)	$477	$815	$(328)	$487

Southern Power
Other intangible assets subject to amortization:
PPA fair value adjustments	$390	$(94)	$296	$390	$(89)	$301

Southern Company Gas
Other intangible assets subject to amortization:
Gas marketing services
Customer relationships	$156	$(122)	$34	$156	$(119)	$37
Trade names	26	(13)	13	26	(12)	14
Wholesale gas services
Storage and transportation contracts	64	(64)	—	64	(64)	—
Total other intangible assets subject to amortization	$246	$(199)	$47	$246	$(195)	$51

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Amortization associated with other intangible assets was as follows:

Three Months Ended
March 31, 2021
(in millions)
Southern Company(a)	$11
Southern Power(b)	5
Southern Company Gas(c)	4
(a)Includes $5 million recorded as a reduction to operating revenues.
(b)Recorded as a reduction to operating revenues.
(c)Relates to gas marketing services.
Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed balance sheets that total to the amount shown in the condensed statements of cash flows for the Registrants that had restricted cash at March 31, 2021 and/or December 31, 2020:

	Southern Company			Southern Power	Southern Company Gas
	March 31, 2021	December 31, 2020		March 31, 2021	March 31, 2021	December 31, 2020
	(in millions)			(in millions)	(in millions)
Cash and cash equivalents	$1,770	$1,065		$314	$309	$17
Restricted cash(a):
Other current assets	2	2		—	2	2
Other deferred charges and assets	29	—		29	—	—
Total cash, cash equivalents, and restricted cash	$1,801	$1,068	(b)	$343	$311	$19
(a)For Southern Company Gas, reflects restricted cash held as collateral for workers' compensation, life insurance, and long-term disability insurance. For Southern Power, reflects restricted cash held for construction payables.
(b)Total does not add due to rounding.
Natural Gas for Sale
With the exception of Nicor Gas, Southern Company Gas' natural gas distribution utilities record natural gas inventories on a WACOG basis. For any declines in market prices below the WACOG considered to be other than temporary, an adjustment is recorded to reduce the value of natural gas inventories to market value. Nicor Gas' natural gas inventory is carried at cost on a LIFO basis. Inventory decrements occurring during the year that are restored prior to year end are charged to cost of natural gas at the estimated annual replacement cost. Inventory decrements that are not restored prior to year end are charged to cost of natural gas at the actual LIFO cost of the inventory layers liquidated.
Southern Company Gas recorded no material adjustments to natural gas inventories for either period presented. Nicor Gas' inventory decrement at March 31, 2021 is expected to be restored prior to year end.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
(B) REGULATORY MATTERS
See Note 2 to the financial statements in Item 8 of the Form 10-K for additional information relating to regulatory matters.
The recovery balances for certain retail regulatory clauses of the traditional electric operating companies and Southern Company Gas at March 31, 2021 and December 31, 2020 were as follows:

Regulatory Clause	Balance Sheet Line Item	March 31, 2021	December 31, 2020
		(in millions)
Alabama Power
Rate CNP Compliance	Other regulatory liabilities, current	$33	$28
Rate CNP PPA	Other regulatory assets, deferred	58	58
Retail Energy Cost Recovery	Other regulatory liabilities, current	—	18
	Other regulatory assets, deferred	15	—
Natural Disaster Reserve	Other regulatory liabilities, deferred	52	77
Georgia Power
Fuel Cost Recovery	Over recovered fuel clause revenues	$83	$113
Mississippi Power
Fuel Cost Recovery	Over recovered regulatory clause liabilities	$18	$24
Ad Valorem Tax	Other regulatory assets, current	12	11
	Other regulatory assets, deferred	45	41
Property Damage Reserve	Other regulatory liabilities, deferred	—	4
	Other regulatory assets, deferred	1	—
Southern Company Gas
Natural Gas Cost Recovery(*)	Other regulatory liabilities	$12	$88
	Natural gas cost under recovery	487	—
	Other regulatory assets, deferred	185	—
(*)The significant change during the three months ended March 31, 2021 was primarily driven by an increase in the cost of gas purchased in February 2021 resulting from Winter Storm Uri.
Alabama Power
Certificate of Convenience and Necessity
Energy Alabama, Gasp, Inc., and the Sierra Club filed requests for reconsideration and rehearing with the Alabama PSC regarding the certificate of convenience and necessity (CCN) issued to Alabama Power in August 2020, which authorized, among other things, the construction of Plant Barry Unit 8 and the acquisition of the Central Alabama Generating Station. In December 2020, the Alabama PSC issued an order denying the requests. On January 7, 2021, Energy Alabama and Gasp, Inc. filed judicial appeals regarding both the Alabama PSC's August 2020 CCN order and the December 2020 order denying reconsideration and rehearing. On February 23, 2021, Alabama Power filed a motion to intervene in the appeal and, on March 9, 2021, the Circuit Court of Montgomery County, Alabama granted the motion. At March 31, 2021, expenditures associated with the construction of Plant Barry Unit 8 included in CWIP totaled approximately $161 million. The ultimate outcome of this matter cannot be determined at this time.
Plant Greene County
Alabama Power jointly owns Plant Greene County with an affiliate, Mississippi Power. See Note 5 under "Joint Ownership Agreements" in Item 8 of the Form 10-K for additional information.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
On April 15, 2021, Mississippi Power filed its 2021 IRP with the Mississippi PSC, which includes a schedule to retire its 40% ownership interest in Plant Greene County Units 1 and 2 in December 2025 and 2026, respectively, consistent with each unit's remaining useful life. Mississippi Power's IRP is subject to a review period during which the Mississippi PSC may note any deficiencies which could require re-evaluation or resubmission of the IRP. If no deficiencies are noted, the Mississippi PSC's review will conclude on August 13, 2021.
The Plant Greene County unit retirements identified by Mississippi Power require the completion of transmission and system reliability improvements, as well as agreement by Alabama Power. Alabama Power will continue to monitor the status of Mississippi Power's IRP and associated regulatory processes, as well as the transmission and system reliability improvements. Currently, Alabama Power plans to retire Plant Greene County Units 1 and 2 at the dates indicated. The ultimate outcome of this matter cannot be determined at this time.
Georgia Power
Rate Plan
Effective January 1, 2021, Georgia Power reduced its amortization of costs associated with CCR AROs by approximately $90 million as approved by the Georgia PSC in conjunction with Georgia Power's annual compliance filings.
In February 2020, the Georgia PSC denied a motion for reconsideration filed by the Sierra Club regarding the Georgia PSC's decision in the 2019 ARP allowing Georgia Power to recover compliance costs for CCR AROs, and, in December 2020, the Superior Court of Fulton County affirmed the decision of the Georgia PSC. On January 5, 2021, the Sierra Club filed a notice of appeal with the Georgia Court of Appeals. The ultimate outcome of this matter cannot be determined at this time.
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
Cost and Schedule
Georgia Power's approximate proportionate share of the remaining estimated capital cost to complete Plant Vogtle Units 3 and 4 by December 2021 and November 2022, respectively, is as follows:

(in millions)
Base project capital cost forecast(a)(b)	$8,619
Construction contingency estimate	136
Total project capital cost forecast(a)(b)	8,755
Net investment as of March 31, 2021(b)	(7,560)
Remaining estimate to complete(a)	$1,195
(a)    Excludes financing costs expected to be capitalized through AFUDC of approximately $250 million, of which $118 million had been accrued through March 31, 2021.
(b)    Net of $1.7 billion received from Toshiba under the Guarantee Settlement Agreement and approximately $188 million in related customer refunds.
Georgia Power estimates that its financing costs for construction of Plant Vogtle Units 3 and 4 will total approximately $3.0 billion, of which $2.7 billion had been incurred through March 31, 2021.
As part of its ongoing processes, Southern Nuclear continues to evaluate cost and schedule forecasts on a regular basis to incorporate current information available, particularly in the areas of engineering support, commodity installation, system turnovers and related test results, and workforce statistics. Southern Nuclear establishes aggressive target values for monthly construction production and system turnover activities as part of a strategy that was designed to maintain margin to the regulatory-approved in-service dates of November 2021 for Unit 3 and November 2022 for Unit 4.
In mid-March 2020, Southern Nuclear began implementing policies and procedures designed to mitigate the risk of transmission of COVID-19 at the construction site, including worker distancing measures, isolating individuals who have tested positive for COVID-19, are showing symptoms consistent with COVID-19, are being tested for COVID-19, or have been in close contact with such persons, requiring self-quarantine, and adopting additional precautionary measures. Since March 2020, the number of active cases at the site has fluctuated and impacted productivity levels and pace of activity completion. The lower productivity levels and slower pace of activity completion contributed to a backlog to the aggressive site work plan established at the beginning of 2020. Georgia Power estimates the productivity impacts of the COVID-19 pandemic have consumed approximately three to four months of schedule margin previously embedded in the site work plan for Unit 3 and Unit 4. In addition, the project continued to face challenges including, but not limited to, higher than expected absenteeism; overall construction and subcontractor labor productivity; system turnover and testing activities; and electrical equipment and commodity installation. As a result of these factors, in January 2021, Southern Nuclear further extended certain milestone dates, including the start of hot functional testing and fuel load for Unit 3, from those established in October 2020.
Following the January 2021 milestone extensions, Southern Nuclear has been performing additional construction remediation work, primarily related to electrical commodity installations, necessary to ensure quality and design standards are met as system turnovers are completed to support hot functional testing and fuel load for Unit 3. Hot functional testing commenced in late April 2021 and the site work plan currently targets fuel load for Unit 3 in the third quarter 2021 and an in-service date of December 2021. As the site work plan includes minimal margin to these milestone dates, any delay could result in an in-service date in the first quarter 2022 for Unit 3. Achievement of the

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
extended milestone dates established in January 2021 for Unit 4, which are expected to support a regulatory-approved in-service date of November 2022, primarily depends on overall construction productivity and production levels significantly improving as well as appropriate levels of craft laborers, particularly electrical and pipefitter craft labor, being added and maintained.
Considering the factors above, during the first quarter 2021, approximately $84 million of the construction contingency established in the fourth quarter 2020 was assigned to the base capital cost forecast for costs primarily associated with the schedule extension for Unit 3 to December 2021, construction productivity, support resources, and construction remediation work. Georgia Power increased its total capital cost forecast as of March 31, 2021 by adding $48 million to the remaining construction contingency.
After considering the significant level of uncertainty that exists regarding the future recoverability of these costs since the ultimate outcome of these matters is subject to the outcome of future assessments by management, as well as Georgia PSC decisions in future regulatory proceedings, Georgia Power recorded a pre-tax charge to income of $48 million ($36 million after tax) for the increase in the total project capital cost forecast as of March 31, 2021. As and when these amounts are spent, Georgia Power may request the Georgia PSC to evaluate those expenditures for rate recovery.
In addition, the continuing effects of the COVID-19 pandemic could further disrupt or delay construction and testing activities at Plant Vogtle Units 3 and 4. Georgia Power's proportionate share of the estimated incremental cost associated with COVID-19 mitigation actions and impacts on construction productivity is currently estimated to be between $150 million and $190 million and is included in the total project capital cost forecast. Estimated costs associated with near-term COVID-19 mitigation actions and related impacts on construction productivity are also included in the total project capital cost forecast described above.
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
There have been technical and procedural challenges to the construction and licensing of Plant Vogtle Units 3 and 4 at the federal and state level and additional challenges may arise. Processes are in place that are designed to assure compliance with the requirements specified in the Westinghouse Design Control Document and the combined construction and operating licenses, including inspections by Southern Nuclear and the NRC that occur throughout construction. In connection with the additional construction remediation work described above, Southern Nuclear reviewed the project's construction quality programs and, where needed, is implementing improvement plans consistent with these processes. Findings resulting from such inspections could require additional remediation and/or further NRC oversight. In addition, certain license amendment requests have been filed and approved or are pending before the NRC. On March 15, 2021, the NRC issued an appealable order denying the Blue Ridge Environmental Defense League's (BREDL) December 2020 motion to reopen proceedings on BREDL's petition challenging a license amendment request. The staff of the NRC has issued the requested amendment.
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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The ultimate outcome of these matters cannot be determined at this time. However, any extension of the in-service date beyond December 2021 for Unit 3 or November 2022 for Unit 4 is currently estimated to result in additional base capital costs for Georgia Power of approximately $25 million per month for Unit 3 and approximately $15 million per month for Unit 4, as well as the related AFUDC. While Georgia Power is not precluded from seeking recovery of any future capital cost forecast increase, management will ultimately determine whether or not to seek recovery. Any further changes to the capital cost forecast that are not expected to be recoverable through regulated rates will be required to be charged to income and such charges could be material.
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
Regulatory Matters
In 2009, the Georgia PSC voted to certify construction of Plant Vogtle Units 3 and 4 with a certified capital cost of $4.418 billion. In addition, in 2009 the Georgia PSC approved inclusion of the Plant Vogtle Units 3 and 4 related CWIP accounts in rate base, and the State of Georgia enacted the Georgia Nuclear Energy Financing Act, which allows Georgia Power to recover financing costs for Plant Vogtle Units 3 and 4. Financing costs are recovered on all applicable certified costs through annual adjustments to the NCCR tariff up to the certified capital cost of $4.418 billion. At March 31, 2021, Georgia Power had recovered approximately $2.6 billion of financing costs. Financing costs related to capital costs above $4.418 billion are being recognized through AFUDC and are expected to be recovered through retail rates over the life of Plant Vogtle Units 3 and 4; however, Georgia Power will not record AFUDC related to any capital costs in excess of the total deemed reasonable by the Georgia PSC (currently $7.3 billion) and not requested for rate recovery. In November 2020, the Georgia PSC approved Georgia Power's request to decrease the NCCR tariff by $142 million annually, effective January 1, 2021.
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
In 2016, the Georgia PSC voted to approve a settlement agreement (Vogtle Cost Settlement Agreement) resolving certain prudency matters in connection with the fifteenth VCM report. In December 2017, the Georgia PSC voted to approve (and issued its related order on January 11, 2018) Georgia Power's seventeenth VCM report and modified the Vogtle Cost Settlement Agreement. The Vogtle Cost Settlement Agreement, as modified by the January 11, 2018 order, resolved the following regulatory matters related to Plant Vogtle Units 3 and 4: (i) none of the $3.3 billion of costs incurred through December 31, 2015 and reflected in the fourteenth VCM report should be disallowed from rate base on the basis of imprudence; (ii) the Contractor Settlement Agreement was reasonable and prudent and none of the $0.3 billion paid pursuant to the Contractor Settlement Agreement should be disallowed from rate base on the basis of imprudence; (iii) (a) capital costs incurred up to $5.68 billion would be presumed to be reasonable and prudent with the burden of proof on any party challenging such costs, (b) Georgia Power would have the burden to show that any capital costs above $5.68 billion were prudent, and (c) a revised capital cost forecast of $7.3 billion (after reflecting the impact of payments received under the Guarantee Settlement Agreement and related customer refunds) was found reasonable; (iv) construction of Plant Vogtle Units 3 and 4 should be completed, with Southern Nuclear serving as project manager and Bechtel as primary contractor; (v) approved and deemed reasonable Georgia Power's revised schedule placing Plant Vogtle Units 3 and 4 in service in November 2021 and November 2022, respectively; (vi) confirmed that the revised cost forecast does not represent a cost cap

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
and that prudence decisions on cost recovery will be made at a later date, consistent with applicable Georgia law; (vii) reduced the ROE used to calculate the NCCR tariff (a) from 10.95% (the ROE rate setting point authorized by the Georgia PSC in the 2013 alternate rate plan) to 10.00% effective January 1, 2016, (b) from 10.00% to 8.30%, effective January 1, 2020, and (c) from 8.30% to 5.30%, effective January 1, 2021 (provided that the ROE in no case will be less than Georgia Power's average cost of long-term debt); (viii) reduced the ROE used for AFUDC equity for Plant Vogtle Units 3 and 4 from 10.00% to Georgia Power's average cost of long-term debt, effective January 1, 2018; and (ix) agreed that upon Unit 3 reaching commercial operation, retail base rates would be adjusted to include the costs related to Unit 3 and common facilities deemed prudent in the Vogtle Cost Settlement Agreement. The January 11, 2018 order also stated that if Plant Vogtle Units 3 and 4 are not commercially operational by June 1, 2021 and June 1, 2022, respectively, the ROE used to calculate the NCCR tariff will be further reduced by 10 basis points each month (but not lower than Georgia Power's average cost of long-term debt) until the respective Unit is commercially operational. The ROE reductions negatively impacted earnings by approximately $150 million in 2020 and are estimated to have negative earnings impacts of approximately $265 million and $200 million in 2021 and 2022, respectively. In its January 11, 2018 order, the Georgia PSC also stated if other conditions change and assumptions upon which Georgia Power's seventeenth VCM report are based do not materialize, the Georgia PSC reserved the right to reconsider the decision to continue construction.
The Georgia PSC has approved 23 VCM reports covering periods through June 30, 2020, including total construction capital costs incurred through that date of $8.1 billion (before $1.7 billion of payments received under the Guarantee Settlement Agreement and approximately $188 million in related customer refunds). The Georgia PSC's order approving the twenty-third VCM report also instructed Georgia Power and the staff of the Georgia PSC to develop a mutually-agreeable recommendation to the Georgia PSC by the end of March 2021 regarding the procedure for and the timing, form, and substance of the rate adjustment filing related to the Unit 3 and common facility costs. On March 31, 2021, the staff of the Georgia PSC, on behalf of itself and Georgia Power, requested an extension through April 30, 2021. Georgia Power filed its twenty-fourth VCM report with the Georgia PSC on February 18, 2021, covering the period from July 1, 2020 through December 31, 2020, requesting approval of $670 million of construction capital costs incurred during that period.
The ultimate outcome of these matters cannot be determined at this time.
Mississippi Power
Performance Evaluation Plan
On March 15, 2021, Mississippi Power submitted its annual retail PEP filing for 2021 to the Mississippi PSC, which requested a 1.8%, or approximately $16 million, annual increase in revenues, primarily due to increased investment and amortization and lower sales. In accordance with the PEP rate schedule, the rate increase became effective with the first billing cycle of April 2021, subject to refund. The ultimate outcome of this matter cannot be determined at this time.
Integrated Resource Plan
In December 2020, the Mississippi PSC issued an order in the Reserve Margin Plan docket requiring Mississippi Power to incorporate into its 2021 IRP a schedule reflecting the retirement of 950 MWs of fossil-steam generation by year-end 2027 to reduce Mississippi Power's excess reserve margin. On April 15, 2021, Mississippi Power filed its 2021 IRP with the Mississippi PSC. The filing includes a schedule to retire Plant Watson Unit 4 (268 MWs) and Mississippi Power's 40% ownership interest in Plant Greene County Units 1 and 2 (103 MWs each) in December 2023, 2025, and 2026, respectively, consistent with each unit's remaining useful life in the most recent approved depreciation studies. In addition, the schedule reflects the early retirement of Mississippi Power's 50% undivided ownership interest in Plant Daniel Units 1 and 2 (502 MWs) by the end of 2027. The Plant Greene County unit retirements require the completion by Alabama Power of transmission and system reliability improvements, as well as agreement by Alabama Power.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The remaining net book value of Plant Daniel Units 1 and 2 was approximately $531 million at March 31, 2021. Mississippi Power expects to reclassify the net book value remaining at retirement to a regulatory asset to be amortized over a period to be determined by the Mississippi PSC in future proceedings, consistent with the December 2020 order. The Plant Watson and Greene County units are expected to be fully depreciated upon retirement.
The 2021 IRP is subject to a review period during which the Mississippi PSC may note any deficiencies which could require re-evaluation or resubmission of the IRP. If no deficiencies are noted, the Mississippi PSC's review will conclude on August 13, 2021.
The ultimate outcome of this matter cannot be determined at this time.
Ad Valorem Tax Adjustment
On April 6, 2021, the Mississippi PSC approved Mississippi Power's annual ad valorem tax adjustment filing for 2021, which requested an annual increase in revenues of approximately $28 million, including approximately $19 million of ad valorem taxes previously recovered through PEP in accordance with the Mississippi Power Rate Case Settlement Agreement. The rate became effective with the first billing cycle of May 2021.
Southern Company Gas
Infrastructure Replacement Programs and Capital Projects
Capital expenditures incurred under specific infrastructure replacement programs during the first three months of 2021 were as follows:

Utility	Program	Three Months Ended March 31, 2021
		(in millions)
Nicor Gas	Investing in Illinois	$45
Virginia Natural Gas	Steps to Advance Virginia's Energy	9
Total		$54
Atlanta Gas Light
On April 28, 2021, Atlanta Gas Light filed its first Integrated Capacity and Delivery Plan (i-CDP) with the Georgia PSC, which includes a series of ongoing and proposed pipeline safety, reliability, and growth programs for the next 10 years (2022 through 2031), as well as the required capital investments and related costs to implement the programs. The i-CDP reflects capital investments totaling approximately $0.5 billion to $0.6 billion annually.
Recovery of the related revenue requirements will be included in either subsequent annual GRAM filings or the new System Reinforcement Rider for authorized large pressure improvement and system reliability projects. The i-CDP is subject to a five-month review period, which may be extended. The ultimate outcome of this matter cannot be determined at this time.
Virginia Natural Gas
On April 6, 2021, the Virginia State Corporation Commission approved a motion filed by Virginia Natural Gas to withdraw the application for its 9.5-mile interconnect project due to a change in the capacity needs of one of the project's customers. No further action is necessary and this matter is now concluded.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Deferral of Incremental COVID-19 Costs
Nicor Gas
On March 18, 2021, the Illinois Commission approved a phased-in schedule for disconnections related to non-payment. Nicor Gas began certain disconnections in late April 2021 and will resume normal disconnections in June 2021. Nicor Gas will continue certain flexible credit and collection procedures until mid-2021.
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
The plaintiffs in each of these cases seek to recover, on behalf of Southern Company, unspecified actual damages and, on each plaintiff's own behalf, attorneys' fees and costs in bringing the lawsuit. The plaintiffs also seek certain changes to Southern Company's corporate governance and internal processes. In 2018, the court in each case entered an order staying each lawsuit until 30 days after the settlement of a securities class action filed in January 2017 against Southern Company, certain of its current and former officers, and certain former Mississippi Power officers. In September 2020, the plaintiffs in each case filed a status report noting the settlement of the securities class action and informing the court that the parties had scheduled mediation, which occurred in November 2020. The parties in each case did not reach settlement but continue to explore possible resolution. Each case is stayed while the parties discuss potential resolution.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Georgia Power
In 2011, plaintiffs filed a putative class action against Georgia Power in the Superior Court of Fulton County, Georgia alleging that Georgia Power's collection in rates of amounts for municipal franchise fees (which fees are paid to municipalities) exceeded the amounts allowed in orders of the Georgia PSC and alleging certain state law claims. This case has been ruled upon and appealed numerous times over the last several years. In one recent appeal, the Georgia Supreme Court remanded the case and noted that the trial court could refer the matter to the Georgia PSC to interpret its tariffs. Following a motion by Georgia Power, in February 2019, the Superior Court of Fulton County ordered the parties to submit petitions to the Georgia PSC for a declaratory ruling and also conditionally certified the proposed class. In March 2019, Georgia Power and the plaintiffs filed petitions with the Georgia PSC seeking confirmation of the proper application of the municipal franchise fee schedule pursuant to the Georgia PSC's orders. Also in March 2019, Georgia Power appealed the class certification decision to the Georgia Court of Appeals. In October 2019, the Georgia PSC issued an order that found Georgia Power has appropriately implemented the municipal franchise fee schedule. In March 2020, the Georgia Court of Appeals vacated the Superior Court of Fulton County's February 2019 order granting conditional class certification and remanded the case to the Superior Court of Fulton County for further proceedings. In September 2020, the plaintiffs and Georgia Power each filed motions for summary judgment and the plaintiffs renewed their motion for class certification. On March 16, 2021, the Superior Court of Fulton County granted class certification and Georgia Power's motion for summary judgment. On March 22, 2021, the plaintiffs filed a notice of appeal, and, on April 2, 2021, Georgia Power filed a notice of cross appeal on the issue of class certification. The amount of any possible losses cannot be estimated at this time because, among other factors, it is unknown whether any losses would be subject to recovery from any municipalities.
In July 2020, a group of individual plaintiffs filed a complaint in the Superior Court of Fulton County, Georgia against Georgia Power alleging that releases from Plant Scherer have impacted groundwater, surface water, and air, resulting in alleged personal injuries and property damage. The plaintiffs seek an unspecified amount of monetary damages including punitive damages, a medical monitoring fund, and injunctive relief. In September 2020, Georgia Power filed a motion to dismiss. The amount of any possible losses cannot be estimated at this time.
Mississippi Power
In 2018, Ray C. Turnage and 10 other individual plaintiffs filed a putative class action complaint against Mississippi Power and the three then-serving members of the Mississippi PSC in the U.S. District Court for the Southern District of Mississippi. Mississippi Power received Mississippi PSC approval in 2013 to charge a mirror CWIP rate premised upon including in its rate base pre-construction and construction costs for the Kemper IGCC prior to placing the Kemper IGCC into service. The Mississippi Supreme Court reversed that approval and ordered Mississippi Power to refund the amounts paid by customers under the previously-approved mirror CWIP rate. The plaintiffs allege that the initial approval process, and the amount approved, were improper. They also allege that Mississippi Power underpaid customers by up to $23.5 million in the refund process by applying an incorrect interest rate. The plaintiffs seek to recover, on behalf of themselves and their putative class, actual damages, punitive damages, pre-judgment interest, post-judgment interest, attorney's fees, and costs. In response to Mississippi Power and the Mississippi PSC each filing a motion to dismiss, the plaintiffs filed an amended complaint in March 2019. The amended complaint included four additional plaintiffs and additional claims for gross negligence, reckless conduct, and intentional wrongdoing. Mississippi Power and the Mississippi PSC each filed a motion to dismiss the amended complaint, which occurred in May 2020 and March 2020, respectively. Also in March 2020, the plaintiffs filed a motion seeking to name the new members of the Mississippi PSC, the Mississippi Development Authority, and Southern Company as additional defendants and add a cause of action against all defendants based on a dormant commerce clause theory under the U.S. Constitution. In July 2020, the plaintiffs filed a motion for leave to file a third amended complaint, which included the same federal claims as the proposed second amended complaint, as well as several additional state law claims based on the allegation that Mississippi Power failed to disclose the annual percentage rate of interest applicable to refunds. In November 2020, the court denied each of the plaintiffs' pending motions and entered final judgment in favor of Mississippi Power. On January 22, 2021, the court denied further motions by the plaintiffs to vacate the judgment and to file a revised second

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
amended complaint. On February 19, 2021, the plaintiffs filed a notice of appeal with the U.S. Court of Appeals for the Fifth Circuit. An adverse outcome in this proceeding could have a material impact on Mississippi Power's financial statements.
See Note 3 to the financial statements under "Other Matters – Mississippi Power – Kemper County Energy Facility" in Item 8 of the Form 10-K for additional information.
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
Georgia Power's environmental remediation liability was $16 million and $15 million at March 31, 2021 and December 31, 2020, respectively. Georgia Power has been designated or identified as a potentially responsible party at sites governed by the Georgia Hazardous Site Response Act and/or by the federal Comprehensive Environmental Response, Compensation, and Liability Act, and assessment and potential cleanup of such sites is expected.
Southern Company Gas' environmental remediation liability was $240 million and $245 million as of March 31, 2021 and December 31, 2020, respectively, based on the estimated cost of environmental investigation and remediation associated with known former manufactured gas plant operating sites.
The ultimate outcome of these matters cannot be determined at this time; however, as a result of the regulatory treatment for environmental remediation expenses described above, the final disposition of these matters is not expected to have a material impact on the financial statements of the applicable Registrants.
Other Matters
Southern Company Gas
PennEast Pipeline Project
Work continues with state and federal agencies to obtain the required permits to begin construction of the PennEast Pipeline. Expected project costs for Southern Company Gas total approximately $300 million, excluding financing costs. The ultimate outcome of the PennEast Pipeline construction project cannot be determined at this time; however, any work delays, whether caused by judicial or regulatory action, abnormal weather, or other conditions, may result in additional cost or schedule modifications or, ultimately, in project cancellation, any of which could result in impairment of Southern Company Gas' investment ($93 million at March 31, 2021) and could have a significant impact on Southern Company's financial statements and a material impact on Southern Company Gas' financial statements. See Note (E) under "Southern Company Gas" for additional information.
SNG
As a 50% equity investor in SNG, Southern Company Gas is required to make additional capital contributions as necessary pursuant to the terms of its operating agreement with SNG. SNG has $300 million of debt maturing in June 2021 that it anticipates refinancing prior to its maturity. If SNG is unable to refinance or otherwise satisfy this debt obligation, Southern Company Gas has committed to fund up to $150 million as a contingent capital contribution. See Note (E) under "Southern Company Gas" for additional information.

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
The following table disaggregates revenue from contracts with customers for the three months ended March 31, 2021 and 2020:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Three Months Ended March 31, 2021
Operating revenues
Retail electric revenues
Residential	$1,468	$628	$776	$64	$—	$—
Commercial	1,117	372	686	59	—	—
Industrial	668	320	284	64	—	—
Other	24	5	17	2	—	—
Total retail electric revenues	3,277	1,325	1,763	189	—	—
Natural gas distribution revenues
Residential	614	—	—	—	—	614
Commercial	170	—	—	—	—	170
Transportation	288	—	—	—	—	288
Industrial	16	—	—	—	—	16
Other	97	—	—	—	—	97
Total natural gas distribution revenues	1,185	—	—	—	—	1,185
Wholesale electric revenues
PPA energy revenues	212	43	13	4	156	—
PPA capacity revenues	119	29	13	3	75	—
Non-PPA revenues	67	32	9	88	61	—
Total wholesale electric revenues	398	104	35	95	292	—
Other natural gas revenues
Wholesale gas services	1,590	—	—	—	—	1,590
Gas marketing services	194	—	—	—	—	194
Other natural gas revenues	7	—	—	—	—	7
Total natural gas revenues	1,791	—	—	—	—	1,791
Other revenues	249	46	113	8	4	—
Total revenue from contracts with customers	6,900	1,475	1,911	292	296	2,976
Other revenue sources(a)	1,306	84	59	15	144	1,014
Other adjustments(b)	(2,296)	—	—	—	—	(2,296)
Total operating revenues	$5,910	$1,559	$1,970	$307	$440	$1,694

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Contract Balances
The following table reflects the closing balances of receivables, contract assets, and contract liabilities related to revenues from contracts with customers at March 31, 2021 and December 31, 2020:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Accounts Receivable
As of March 31, 2021	$2,375	$567	$679	$87	$85	$778
As of December 31, 2020	2,614	632	806	77	112	788
Contract Assets
As of March 31, 2021	$106	$1	$47	$—	$—	$—
As of December 31, 2020	158	2	71	—	—	—
Contract Liabilities
As of March 31, 2021	$75	$4	$34	$1	$1	$1
As of December 31, 2020	61	6	27	1	1	1
As of March 31, 2021 and December 31, 2020, Georgia Power had contract assets primarily related to unregulated service agreements, where payment is contingent on project completion, and fixed retail customer bill programs, where the payment is contingent upon Georgia Power's continued performance and the customer's continued participation in the program over a one-year contract term. Contract liabilities for Georgia Power relate to cash collections recognized in advance of revenue for certain unregulated service agreements. Alabama Power had contract liabilities for outstanding performance obligations primarily related to pole attachment and extended service agreements. Southern Company's unregulated distributed generation business had $55 million and $81 million of contract assets and $34 million and $27 million of contract liabilities at March 31, 2021 and December 31, 2020, respectively, for outstanding performance obligations.
Revenues recognized in the three months ended March 31, 2021, which were included in contract liabilities at December 31, 2020, were immaterial for all Registrants.
Remaining Performance Obligations
The traditional electric operating companies and Southern Power have long-term contracts with customers in which revenues are recognized as performance obligations are satisfied over the contract term. These contracts primarily relate to PPAs whereby the traditional electric operating companies and Southern Power provide electricity and generation capacity to a customer. The revenue recognized for the delivery of electricity is variable; however, certain PPAs include a fixed payment for fixed generation capacity over the term of the contract. Southern Company's unregulated distributed generation business also has partially satisfied performance obligations related to certain fixed price contracts. Revenues from contracts with customers related to these performance obligations remaining at March 31, 2021 are expected to be recognized as follows:

	2021 (remaining)	2022	2023	2024	2025	Thereafter
	(in millions)
Southern Company	$485	$408	$340	$327	$307	$2,666
Alabama Power	24	31	24	7	5	—
Georgia Power	57	51	36	24	21	41
Southern Power	213	287	280	296	280	2,644
Revenue expected to be recognized for performance obligations remaining at March 31, 2021 was immaterial for Mississippi Power and Southern Company Gas.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Lease Income
Lease income for the three months ended March 31, 2021 and 2020 is as follows:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
For the Three Months Ended March 31, 2021
Lease income - interest income on sales-type leases	$3	$—	$—	$3	$—	$—
Lease income - operating leases	55	21	10	—	21	9
Variable lease income	84	—	—	—	90	—
Total lease income	$142	$21	$10	$3	$111	$9

For the Three Months Ended March 31, 2020
Lease income - interest income on sales-type leases	$3	$—	$—	$3	$—	$—
Lease income - operating leases	51	6	16	—	24	9
Variable lease income	74	—	—	—	80	—
Total lease income	$128	$6	$16	$3	$104	$9
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
SP Solar and SP Wind
At March 31, 2021 and December 31, 2020, SP Solar had total assets of $6.1 billion, total liabilities of $377 million and $387 million, respectively, and noncontrolling interests of $1.1 billion. Cash distributions from SP Solar are allocated 67% to Southern Power and 33% to Global Atlantic in accordance with their partnership interest percentage. Under the terms of the limited partnership agreement, distributions without limited partner consent are limited to available cash and SP Solar is obligated to distribute all such available cash to its partners each quarter. Available cash includes all cash generated in the quarter subject to the maintenance of appropriate operating reserves.
At March 31, 2021 and December 31, 2020, SP Wind had total assets of $2.4 billion, total liabilities of $171 million and $138 million, respectively, and noncontrolling interests of $42 million and $43 million, respectively. Under the terms of the limited liability agreement, distributions without Class A member consent are limited to available cash and SP Wind is obligated to distribute all such available cash to its members each quarter. Available cash includes all cash generated in the quarter subject to the maintenance of appropriate operating reserves. Cash distributions from SP Wind are generally allocated 60% to Southern Power and 40% to the three financial investors in accordance with the limited liability agreement.

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
At March 31, 2021 and December 31, 2020, the other VIEs had total assets of $1.9 billion and $1.1 billion, respectively, total liabilities of $260 million and $110 million, respectively, and noncontrolling interests of $926 million and $454 million, respectively. Under the terms of the partnership agreements, distributions of all available cash are required each month or quarter and additional distributions require partner consent.
Equity Method Investments
At March 31, 2021 and December 31, 2020, Southern Power had equity method investments in wind and battery storage projects totaling $84 million and $19 million, respectively.
Southern Company Gas
Equity Method Investments
The carrying amounts of Southern Company Gas' equity method investments as of March 31, 2021 and December 31, 2020 and related income from those investments for the three months ended March 31, 2021 and 2020 were as follows:

Investment Balance	March 31, 2021	December 31, 2020
	(in millions)
SNG	$1,164	$1,167
PennEast Pipeline(*)	93	91
Other	33	32
Total	$1,290	$1,290
(*)See Note (C) under "Other Matters – Southern Company Gas" for additional information.

Earnings from Equity Method Investments	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
	(in millions)
SNG	$38	$37
PennEast Pipeline(a)	2	2
Other(a)(b)	1	4
Total	$41	$43
(a)Earnings primarily result from AFUDC equity recorded by the project entity.
(b)On March 24, 2020, Southern Company Gas completed the sale of its interests in Atlantic Coast Pipeline and Pivotal LNG. See Note 15 to the financial statements under "Southern Company Gas" in Item 8 of the Form 10-K for additional information.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
(F) FINANCING
Bank Credit Arrangements
See Note 8 to the financial statements under "Bank Credit Arrangements" in Item 8 of the Form 10-K for additional information.
At March 31, 2021, committed credit arrangements with banks were as follows:

	Expires
Company	2021	2022	2023	2024	Total	Unused	Due within One Year
	(in millions)
Southern Company parent	$—	$—	$—	$2,000	$2,000	$1,999	$—
Alabama Power	3	525	—	800	1,328	1,328	3
Georgia Power	—	—	—	1,750	1,750	1,728	—
Mississippi Power	—	150	125	—	275	250	—
Southern Power(a)	—	—	—	600	600	568	—
Southern Company Gas(b)	—	—	—	1,750	1,750	1,745	—
SEGCO	30	—	—	—	30	30	30
Southern Company	$33	$675	$125	$6,900	$7,733	$7,648	$33
(a)Does not include Southern Power Company's $75 million and $60 million continuing letter of credit facilities for standby letters of credit expiring in 2023, of which $12 million and $1 million, respectively, was unused at March 31, 2021. Southern Power's subsidiaries are not parties to its bank credit arrangements or letter of credit facilities.
(b)Southern Company Gas, as the parent entity, guarantees the obligations of Southern Company Gas Capital, which is the borrower of $1.05 billion of this arrangement. Southern Company Gas' committed credit arrangement also includes $700 million for which Nicor Gas is the borrower and which is restricted for working capital needs of Nicor Gas. Pursuant to this multi-year credit arrangement, the allocations between Southern Company Gas Capital and Nicor Gas may be adjusted.
Subject to applicable market conditions, Southern Company and its subsidiaries expect to renew or replace their bank credit arrangements as needed, prior to expiration. In connection therewith, Southern Company and its subsidiaries may extend the maturity dates and/or increase or decrease the lending commitments thereunder.
These bank credit arrangements, as well as the term loan arrangements of the Registrants, Nicor Gas, and SEGCO, contain covenants that limit debt levels and contain cross-acceleration or, in the case of Southern Power, cross-default provisions to other indebtedness (including guarantee obligations) that are restricted only to the indebtedness of the individual company. Such cross-default provisions to other indebtedness would trigger an event of default if Southern Power defaulted on indebtedness or guarantee obligations over a specified threshold. Such cross-acceleration provisions to other indebtedness would trigger an event of default if the applicable borrower defaulted on indebtedness, the payment of which was then accelerated. At March 31, 2021, the Registrants, Nicor Gas, and SEGCO were in compliance with all such covenants. None of the bank credit arrangements contain material adverse change clauses at the time of borrowings.
A portion of the unused credit with banks is allocated to provide liquidity support to the revenue bonds of the traditional electric operating companies and the commercial paper programs of the Registrants and Nicor Gas. The amount of variable rate revenue bonds of the traditional electric operating companies outstanding requiring liquidity support at March 31, 2021 was approximately $1.4 billion (comprised of approximately $854 million at Alabama Power, $550 million at Georgia Power, and $34 million at Mississippi Power). In addition, at March 31, 2021, Georgia Power and Mississippi Power had approximately $174 million and $50 million, respectively, of fixed rate revenue bonds outstanding that are required to be remarketed within the next 12 months.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Earnings per Share
For Southern Company, the only differences in computing basic and diluted earnings per share are attributable to awards outstanding under stock-based compensation plans and the equity units issued in 2019. Earnings per share dilution resulting from stock-based compensation plans and the equity units issuance is determined using the treasury stock method. See Note 8 to the financial statements under "Equity Units" in Item 8 of the Form 10-K for information on the equity units and Note 12 to the financial statements in Item 8 of the Form 10-K for information on stock-based compensation plans. Shares used to compute diluted earnings per share were as follows:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
	(in millions)
As reported shares	1,060	1,057
Effect of stock-based compensation	6	7
Effect of equity units	—	3
Diluted shares	1,066	1,067
An immaterial number of stock-based compensation awards was not included in the diluted earnings per share calculation because the awards were anti-dilutive for the three months ended March 31, 2021 and 2020.
(G) INCOME TAXES
See Note 10 to the financial statements in Item 8 of the Form 10-K for additional tax information.
Current and Deferred Income Taxes
Tax Credit and Net Operating Loss Carryforwards
The utilization of each Registrant's estimated tax credit and state net operating loss carryforwards and related valuation allowances could be impacted by numerous factors, including the acquisition of additional renewable projects, the purchase of rights to additional PTCs of Plant Vogtle Units 3 and 4 pursuant to certain joint ownership agreements, potential impacts of the COVID-19 pandemic, changes in taxable income projections, and potential income tax rate changes. See Note (B) and Note 2 to the financial statements in Item 8 of the Form 10-K under "Georgia Power – Nuclear Construction" for additional information on Plant Vogtle Units 3 and 4.
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
Mississippi Power
Mississippi Power's effective tax rate was 8.4% for the three months ended March 31, 2021 compared to 16.2% for the corresponding period in 2020. The effective tax rate decrease was primarily due to an increase in the flowback of excess deferred income taxes beginning in April 2020 as authorized in the Mississippi Power Rate Case Settlement Agreement. See Note 2 to the financial statements under "Mississippi Power – 2019 Base Rate Case" in Item 8 of the Form 10-K for additional information.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Southern Power
Southern Power's effective tax benefit rate was (17.3)% for the three months ended March 31, 2021 compared to an effective tax rate of 13.5% for the corresponding period in 2020. The effective tax rate decrease was primarily due to changes in state apportionment methodology resulting from tax legislation enacted by the State of Alabama in February 2021, as well as the tax impact from the sale of Plant Mankato in January 2020. See Note 15 to the financial statements under "Southern Power" in Item 8 of the Form 10-K for additional information.
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
On each Registrant's condensed statements of income, the service cost component of net periodic benefit costs is included in other operations and maintenance expenses and all other components of net periodic benefit costs are included in other income (expense), net. Components of the net periodic benefit costs for the three months ended March 31, 2021 and 2020 are presented in the following tables.

Three Months Ended March 31, 2021	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Pension Plans
Service cost	$109	$26	$28	$4	$2	$9
Interest cost	87	20	26	4	1	6
Expected return on plan assets	(298)	(72)	(94)	(14)	(3)	(21)
Amortization:
Prior service costs	—	—	—	—	—	(1)
Regulatory asset	—	—	—	—	—	4
Net (gain)/loss	78	21	25	4	1	3
Net periodic pension cost (income)	$(24)	$(5)	$(15)	$(2)	$1	$—

Postretirement Benefits
Service cost	$6	$1	$2	$—	$—	$—
Interest cost	8	2	3	—	—	1
Expected return on plan assets	(19)	(7)	(7)	—	—	(2)
Amortization:
Regulatory asset	—	—	—	—	—	2
Net (gain)/loss	1	—	1	—	—	(1)
Net periodic postretirement benefit cost (income)	$(4)	$(4)	$(1)	$—	$—	$—

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Three Months Ended March 31, 2020	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Pension Plans
Service cost	$94	$22	$24	$4	$2	$8
Interest cost	108	25	33	5	1	8
Expected return on plan assets	(275)	(66)	(87)	(13)	(3)	(19)
Amortization:
Prior service costs	1	—	—	—	—	(1)
Regulatory asset	—	—	—	—	—	4
Net (gain)/loss	67	18	22	3	1	2
Net periodic pension cost (income)	$(5)	$(1)	$(8)	$(1)	$1	$2
Postretirement Benefits
Service cost	$5	$2	$1	$—	$—	$—
Interest cost	13	3	5	—	—	2
Expected return on plan assets	(18)	(7)	(7)	—	—	(2)
Amortization:
Regulatory asset	—	—	—	—	—	2
Net (gain)/loss	1	—	1	—	—	(1)
Net periodic postretirement benefit cost (income)	$1	$(2)	$—	$—	$—	$1

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
(I) FAIR VALUE MEASUREMENTS
As of March 31, 2021, assets and liabilities measured at fair value on a recurring basis during the period, together with their associated level of the fair value hierarchy, were as follows:

	Fair Value Measurements Using:
As of March 31, 2021:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value as a Practical Expedient (NAV)	Total
	(in millions)
Southern Company
Assets:
Energy-related derivatives(a)	$372	$179	$34	$—	$585
Interest rate derivatives	—	10	—	—	10
Foreign currency derivatives	—	41	—	—	41
Investments in trusts:(b)(c)
Domestic equity	782	214	—	—	996
Foreign equity	145	197	—	—	342
U.S. Treasury and government agency securities	—	325	—	—	325
Municipal bonds	—	45	—	—	45
Pooled funds – fixed income	—	18	—	—	18
Corporate bonds	5	436	—	—	441
Mortgage and asset backed securities	—	81	—	—	81
Private equity	—	—	—	83	83
Other	50	7	—	—	57
Cash equivalents	1,121	11	—	—	1,132
Other investments	9	33	—	—	42
Total	$2,484	$1,597	$34	$83	$4,198
Liabilities:
Energy-related derivatives(a)	$359	$158	$6	$—	$523
Foreign currency derivatives	—	23	—	—	23
Contingent consideration	—	—	16	—	16
Total	$359	$181	$22	$—	$562

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Fair Value Measurements Using:
As of March 31, 2021:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value as a Practical Expedient (NAV)	Total
	(in millions)
Alabama Power
Assets:
Energy-related derivatives	$—	$12	$—	$—	$12
Nuclear decommissioning trusts:(b)
Domestic equity	448	205	—	—	653
Foreign equity	145	15	—	—	160
U.S. Treasury and government agency securities	—	20	—	—	20
Municipal bonds	—	1	—	—	1
Corporate bonds	5	235	—	—	240
Mortgage and asset backed securities	—	26	—	—	26
Private equity	—	—	—	83	83
Other	27	—	—	—	27
Cash equivalents	401	11	—	—	412
Other investments	—	33	—	—	33
Total	$1,026	$558	$—	$83	$1,667
Liabilities:
Energy-related derivatives	$—	$4	$—	$—	$4

Georgia Power
Assets:
Energy-related derivatives	$—	$17	$—	$—	$17
Nuclear decommissioning trusts:(b)(c)
Domestic equity	334	1	—	—	335
Foreign equity	—	179	—	—	179
U.S. Treasury and government agency securities	—	305	—	—	305
Municipal bonds	—	44	—	—	44
Corporate bonds	—	201	—	—	201
Mortgage and asset backed securities	—	55	—	—	55
Other	23	7	—	—	30
Total	$357	$809	$—	$—	$1,166
Liabilities:
Energy-related derivatives	$—	$8	$—	$—	$8

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Fair Value Measurements Using:
As of March 31, 2021:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value as a Practical Expedient (NAV)	Total
	(in millions)
Mississippi Power
Assets:
Energy-related derivatives	$—	$11	$—	$—	$11
Liabilities:
Energy-related derivatives	$—	$6	$—	$—	$6

Southern Power
Assets:
Energy-related derivatives	$—	$1	$—	$—	$1
Foreign currency derivatives	—	41	—	—	41
Cash equivalents	115	—	—	—	115
Total	$115	$42	$—	$—	$157
Liabilities:
Energy-related derivatives	$—	$1	$—	$—	$1
Foreign currency derivatives	—	23	—	—	23
Contingent consideration	—	—	16	—	16
Total	$—	$24	$16	$—	$40

Southern Company Gas
Assets:
Energy-related derivatives(a)	$372	$138	$34	$—	$544
Non-qualified deferred compensation trusts:
Domestic equity	—	8	—	—	8
Foreign equity	—	3	—	—	3
Pooled funds – fixed income	—	18	—	—	18
Cash equivalents and restricted cash	284	—	—	—	284
Total	$656	$167	$34	$—	$857
Liabilities:
Energy-related derivatives(a)	$359	$139	$6	$—	$504
(a)Excludes cash collateral of $27 million.
(b)Excludes receivables related to investment income, pending investment sales, payables related to pending investment purchases, and currencies. See Note 6 to the financial statements in Item 8 of the Form 10-K for additional information.
(c)Includes investment securities pledged to creditors and collateral received and excludes payables related to the securities lending program. As of March 31, 2021, approximately $34 million of the fair market value of Georgia Power's nuclear decommissioning trust funds' securities were on loan to creditors under the funds' managers' securities lending program. See Note 6 to the financial statements in Item 8 of the Form 10-K for additional information.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Southern Company, Alabama Power, and Georgia Power continue to elect the option to fair value investment securities held in the nuclear decommissioning trust funds. The fair value of the funds, including reinvested interest and dividends and excluding the funds' expenses, increased (decreased) by the amounts shown in the table below for the three months ended March 31, 2021 and 2020. The changes were recorded as a change to the regulatory assets and liabilities related to AROs for Georgia Power and Alabama Power, respectively.

Fair value increases (decreases)	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
	(in millions)
Southern Company	$39	$(247)
Alabama Power	41	(167)
Georgia Power	(2)	(80)
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
At March 31, 2021, the fair value measurements of private equity investments held in Alabama Power's nuclear decommissioning trusts that are calculated at net asset value per share (or its equivalent) as a practical expedient totaled $83 million and unfunded commitments related to the private equity investments totaled $68 million. Private equity investments include high-quality private equity funds across several market sectors and funds that invest in real estate assets. Private equity funds do not have redemption rights. Distributions from these funds will be received as the underlying investments in the funds are liquidated.
At March 31, 2021, other financial instruments for which the carrying amount did not equal fair value were as follows:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas(*)
	(in millions)
Long-term debt, including securities due within one year:
Carrying amount	$50,035	$8,866	$13,220	$1,398	$4,030	$6,588
Fair value	54,113	9,821	14,291	1,507	4,347	7,264
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
Commodity Contracts with Level 3 Valuation Inputs
As of March 31, 2021, the fair value of Southern Company Gas' Level 3 physical natural gas forward contracts was $28 million. Since commodity contracts classified as Level 3 typically include a combination of observable and unobservable components, the changes in fair value may include amounts due in part to observable market factors, or changes to assumptions on the unobservable components. The following table includes transfers to Level 3, which represent the fair value of Southern Company Gas' commodity derivative contracts that include a significant unobservable component for the first time during the period.

Three Months Ended March 31, 2021
(in millions)
Beginning balance	$28
Instruments realized or otherwise settled during period	(2)
Changes in fair value	2
Ending balance	$28
Changes in fair value of Level 3 instruments represent changes in gains and losses for the periods that are reported on Southern Company Gas' statements of income in natural gas revenues.
The valuation of certain commodity contracts requires the use of certain unobservable inputs. All forward pricing used in the valuation of such contracts is directly based on third-party market data, such as broker quotes and exchange settlements, when that data is available. If third-party market data is not available, then industry standard

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
methodologies are used to develop inputs that maximize the use of relevant observable inputs and minimize the use of unobservable inputs. Observable inputs, including some forward prices used for determining fair value, reflect the best available market information. Unobservable inputs are updated using industry standard techniques such as extrapolation, combining observable forward inputs supplemented by historical market and other relevant data. Level 3 physical natural gas forward contracts include unobservable forward price inputs (ranging from $(0.07) to $0.30 per mmBtu). Forward price increases (decreases) as of March 31, 2021 would have resulted in higher (lower) values on a net basis.
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
At March 31, 2021, the net volume of energy-related derivative contracts for natural gas positions, together with the longest hedge date over which the respective entity is hedging its exposure to the variability in future cash flows for forecasted transactions and the longest non-hedge date for derivatives not designated as hedges, were as follows:

	Net Purchased mmBtu	Longest Hedge Date	Longest Non-Hedge Date
	(in millions)
Southern Company(*)	907	2030	2031
Alabama Power	73	2024	—
Georgia Power	125	2024	—
Mississippi Power	85	2024	—
Southern Power	9	2030	2021
Southern Company Gas(*)	615	2023	2031
(*)Southern Company Gas' derivative instruments include both long and short natural gas positions. A long position is a contract to purchase natural gas and a short position is a contract to sell natural gas. Southern Company Gas' volume represents the net of long natural gas positions of 4.4 billion mmBtu and short natural gas positions of 3.8 billion mmBtu as of March 31, 2021, which is also included in Southern Company's total volume.
In addition to the volumes discussed above, the traditional electric operating companies and Southern Power enter into physical natural gas supply contracts that provide the option to sell back excess natural gas due to operational constraints. The maximum expected volume of natural gas subject to such a feature is 39 million mmBtu for Southern Company, which includes 10 million mmBtu for Alabama Power, 12 million mmBtu for Georgia Power, 5 million mmBtu for Mississippi Power, and 12 million mmBtu for Southern Power.
For cash flow hedges of energy-related derivatives, the estimated pre-tax gains (losses) expected to be reclassified from accumulated OCI to earnings for the 12-month period ending March 31, 2022 are immaterial for all Registrants.
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
At March 31, 2021, the following interest rate derivatives were outstanding:

	Notional Amount	Interest Rate Received	Weighted Average Interest Rate Paid	Hedge Maturity Date	Fair Value Gain (Loss) at March 31, 2021
	(in millions)				(in millions)
Cash Flow Hedges of Existing Debt
Mississippi Power	$60	1-month LIBOR	0.58%	December 2021	$—
Fair Value Hedges of Existing Debt
Southern Company parent	1,500	2.35%	1-month LIBOR + 0.87%	July 2021	10
Southern Company	$1,560				$10
For cash flow hedge interest rate derivatives, the estimated pre-tax gains (losses) expected to be reclassified from accumulated OCI to interest expense for the 12-month period ending March 31, 2022 total $(25) million for Southern Company and are immaterial for all other Registrants. Deferred gains and losses related to interest rate derivatives are expected to be amortized into earnings through 2046 for the Southern Company parent entity, 2035 for Alabama Power, 2044 for Georgia Power, 2028 for Mississippi Power, and 2046 for Southern Company Gas.
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
At March 31, 2021, the following foreign currency derivatives were outstanding:

	Pay Notional	Pay Rate	Receive Notional	Receive Rate	Hedge Maturity Date	Fair Value Gain (Loss) at March 31, 2021
	(in millions)		(in millions)			(in millions)
Cash Flow Hedges of Existing Debt
Southern Power	$677	2.95%	€600	1.00%	June 2022	$9
Southern Power	564	3.78%	500	1.85%	June 2026	9
Total	$1,241		€1,100			$18
The estimated pre-tax gains (losses) related to Southern Power's foreign currency derivatives expected to be reclassified from accumulated OCI to earnings for the 12-month period ending March 31, 2022 are $2 million.

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
The fair value of energy-related derivatives, interest rate derivatives, and foreign currency derivatives was reflected in the balance sheets as follows:

	As of March 31, 2021		As of December 31, 2020
Derivative Category and Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
	(in millions)		(in millions)
Southern Company
Derivatives designated as hedging instruments for regulatory purposes
Energy-related derivatives:
Assets from risk management activities/Other current liabilities	$30	$4	$24	$11
Other deferred charges and assets/Other deferred credits and liabilities	16	15	18	19
Total derivatives designated as hedging instruments for regulatory purposes	$46	$19	$42	$30
Derivatives designated as hedging instruments in cash flow and fair value hedges
Energy-related derivatives:
Assets from risk management activities/Other current liabilities	$2	$1	$3	$5
Interest rate derivatives:
Assets from risk management activities/Other current liabilities	10	—	20	—
Foreign currency derivatives:
Assets from risk management activities/Other current liabilities	—	23	—	23
Other deferred charges and assets/Other deferred credits and liabilities	41	—	87	—
Total derivatives designated as hedging instruments in cash flow and fair value hedges	$53	$24	$110	$28
Derivatives not designated as hedging instruments
Energy-related derivatives:
Assets from risk management activities/Other current liabilities	$265	$265	$388	$331
Other deferred charges and assets/Other deferred credits and liabilities	272	237	270	232
Total derivatives not designated as hedging instruments	$537	$502	$658	$563
Gross amounts recognized	$636	$545	$810	$621
Gross amounts offset(a)	(450)	(477)	(529)	(557)
Net amounts recognized in the Balance Sheets(b)	$186	$68	$281	$64

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	As of March 31, 2021		As of December 31, 2020
Derivative Category and Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
	(in millions)		(in millions)
Alabama Power
Derivatives designated as hedging instruments for regulatory purposes
Energy-related derivatives:
Other current assets/Other current liabilities	$7	$—	$7	$2
Other deferred charges and assets/Other deferred credits and liabilities	5	4	5	5
Total derivatives designated as hedging instruments for regulatory purposes	$12	$4	$12	$7
Gross amounts recognized	$12	$4	$12	$7
Gross amounts offset	(4)	(4)	(7)	(7)
Net amounts recognized in the Balance Sheets	$8	$—	$5	$—

Georgia Power
Derivatives designated as hedging instruments for regulatory purposes
Energy-related derivatives:
Other current assets/Other current liabilities	$11	$2	$7	$5
Other deferred charges and assets/Other deferred credits and liabilities	6	6	8	8
Total derivatives designated as hedging instruments for regulatory purposes	$17	$8	$15	$13
Gross amounts recognized	$17	$8	$15	$13
Gross amounts offset	(7)	(7)	(12)	(12)
Net amounts recognized in the Balance Sheets	$10	$1	$3	$1

Mississippi Power
Derivatives designated as hedging instruments for regulatory purposes
Energy-related derivatives:
Other current assets/Other current liabilities	$6	$1	$4	$3
Other deferred charges and assets/Other deferred credits and liabilities	5	5	5	6
Total derivatives designated as hedging instruments for regulatory purposes	$11	$6	$9	$9
Gross amounts recognized	$11	$6	$9	$9
Gross amounts offset	(5)	(5)	(7)	(7)
Net amounts recognized in the Balance Sheets	$6	$1	$2	$2

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	As of March 31, 2021		As of December 31, 2020
Derivative Category and Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
	(in millions)		(in millions)
Southern Power
Derivatives designated as hedging instruments in cash flow and fair value hedges
Energy-related derivatives:
Other current assets/Other current liabilities	$1	$—	$2	$2
Foreign currency derivatives:
Other current assets/Other current liabilities	—	23	—	23
Other deferred charges and assets/Other deferred credits and liabilities	41	—	87	—
Total derivatives designated as hedging instruments in cash flow and fair value hedges	$42	$23	$89	$25
Derivatives not designated as hedging instruments
Energy-related derivatives:
Other current assets/Other current liabilities	$—	$—	$—	$1
Total derivatives not designated as hedging instruments	$—	$—	$—	$1
Net amounts recognized in the Balance Sheets	$42	$23	$89	$26

Southern Company Gas
Derivatives designated as hedging instruments for regulatory purposes
Energy-related derivatives:
Assets from risk management activities/Other current liabilities	$6	$1	$6	$1
Total derivatives designated as hedging instruments for regulatory purposes	$6	$1	$6	$1
Derivatives designated as hedging instruments in cash flow and fair value hedges
Energy-related derivatives:
Assets from risk management activities/Other current liabilities	$1	$1	$1	$3
Total derivatives designated as hedging instruments in cash flow and fair value hedges	$1	$1	$1	$3
Derivatives not designated as hedging instruments
Energy-related derivatives:
Assets from risk management activities/Other current liabilities	$265	$265	$388	$330
Other deferred charges and assets/Other deferred credits and liabilities	272	237	270	232
Total derivatives not designated as hedging instruments	$537	$502	$658	$562
Gross amounts of recognized	$544	$504	$665	$566
Gross amounts offset(a)	(434)	(461)	(503)	(531)
Net amounts recognized in the Balance Sheets(b)	$110	$43	$162	$35
(a)Gross amounts offset include cash collateral held on deposit in broker margin accounts of $27 million and $28 million as of March 31, 2021 and December 31, 2020, respectively.
(b)Net amounts of derivative instruments outstanding exclude immaterial premium and intrinsic value associated with weather derivatives for both periods presented.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The traditional electric operating companies had immaterial energy-related derivatives not designated as hedging instruments at March 31, 2021 and no such instruments at December 31, 2020.
At March 31, 2021 and December 31, 2020, the pre-tax effects of unrealized derivative gains (losses) arising from energy-related derivative instruments designated as regulatory hedging instruments and deferred were as follows:

Regulatory Hedge Unrealized Gain (Loss) Recognized in the Balance Sheet
Derivative Category and Balance Sheet Location	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Company Gas
	(in millions)
At March 31, 2021:
Energy-related derivatives:
Other regulatory assets, deferred	$(2)	$—	$(1)	$(1)	$—
Other regulatory liabilities, current	24	7	9	5	3
Other regulatory liabilities, deferred	3	1	1	1	—
Total energy-related derivative gains (losses)	$25	$8	$9	$5	$3

At December 31, 2020:
Energy-related derivatives:
Other regulatory assets, deferred	$(2)	$—	$(1)	$(1)	$—
Other regulatory liabilities, current	12	5	2	1	4
Other regulatory liabilities, deferred	2	1	1	—	—
Total energy-related derivative gains (losses)	$12	$6	$2	$—	$4
For the three months ended March 31, 2021 and 2020, the pre-tax effects of cash flow hedge accounting on accumulated OCI were as follows:

Gain (Loss) Recognized in OCI on Derivative	For the Three Months Ended March 31,
	2021	2020
	(in millions)
Southern Company
Energy-related derivatives	$5	$(4)
Interest rate derivatives	3	(26)
Foreign currency derivatives	(47)	(83)
Total	$(39)	$(113)
Southern Power
Energy-related derivatives	$4	$—
Foreign currency derivatives	(47)	(83)
Total	$(43)	$(83)
Southern Company Gas
Energy-related derivatives	$1	$(4)
Interest rate derivatives	—	(23)
Total	$1	$(27)
For the three months ended March 31, 2021 and 2020, the pre-tax effects of energy-related derivatives and interest rate derivatives designated as cash flow hedging instruments on accumulated OCI were immaterial for the other Registrants.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
For the three months ended March 31, 2021 and 2020, the pre-tax effects of cash flow and fair value hedge accounting on income were as follows:

Location and Amount of Gain (Loss) Recognized in Income on Cash Flow and Fair Value Hedging Relationships	For the Three Months Ended March 31,
	2021	2020
	(in millions)
Southern Company
Total cost of natural gas	$583	$439
Gain (loss) on energy-related cash flow hedges(a)	(3)	(7)
Total depreciation and amortization	871	857
Gain (loss) on energy-related cash flow hedges(a)	3	(1)
Total interest expense, net of amounts capitalized	(450)	(456)
Gain (loss) on interest rate cash flow hedges(a)	(7)	(6)
Gain (loss) on foreign currency cash flow hedges(a)	(6)	(6)
Gain (loss) on interest rate fair value hedges(b)	(10)	29
Total other income (expense), net	58	103
Gain (loss) on foreign currency cash flow hedges(a)(c)	(60)	(31)
Southern Power
Total depreciation and amortization	$119	$117
Gain (loss) on energy-related cash flow hedges(a)	3	(1)
Total interest expense, net of amounts capitalized	(38)	(39)
Gain (loss) on foreign currency cash flow hedges(a)	(6)	(6)
Total other income (expense), net	7	2
Gain (loss) on foreign currency cash flow hedges(a)(c)	(60)	(31)
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
For the three months ended March 31, 2021 and 2020, the pre-tax effects of cash flow and fair value hedge accounting on income for energy-related derivatives and interest rate derivatives were immaterial for the traditional electric operating companies and Southern Company Gas.
As of March 31, 2021 and December 31, 2020, the following amounts were recorded on the balance sheets related to cumulative basis adjustments for fair value hedges:

	Carrying Amount of the Hedged Item		Cumulative Amount of Fair Value Hedging Adjustment included in Carrying Amount of the Hedged Item
Balance Sheet Location of Hedged Items	As of March 31, 2021	As of December 31, 2020	As of March 31, 2021	As of December 31, 2020
	(in millions)		(in millions)
Southern Company
Securities due within one year	$(1,505)	$(1,509)	$(5)	$(10)

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
For the three months ended March 31, 2021 and 2020, the pre-tax effects of energy-related derivatives not designated as hedging instruments on the statements of income of Southern Company and Southern Company Gas were as follows:

		Gain (Loss)
		Three Months Ended March 31,
Derivatives in Non-Designated Hedging Relationships	Statements of Income Location	2021	2020
		(in millions)
Energy-related derivatives:	Natural gas revenues(*)	$(17)	$70
	Cost of natural gas	7	7
Total derivatives in non-designated hedging relationships		$(10)	$77
(*)Excludes immaterial gains (losses) recorded in natural gas revenues associated with weather derivatives for all periods presented.
For the three months ended March 31, 2021 and 2020, the pre-tax effects of energy-related derivatives not designated as hedging instruments were immaterial for all other Registrants.
Contingent Features
Southern Company, the traditional electric operating companies, Southern Power, and Southern Company Gas do not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain derivatives that could require collateral, but not accelerated payment, in the event of various credit rating changes of certain Southern Company subsidiaries. At March 31, 2021, the Registrants had no collateral posted with derivative counterparties to satisfy these arrangements.
At March 31, 2021, the Registrants had no interest rate derivative liabilities with contingent features. At March 31, 2021, the fair value of energy-related derivative liabilities with contingent features and the maximum potential collateral requirements arising from the credit-risk-related contingent features, at a rating below BBB- and/or Baa3, were immaterial for all Registrants. The maximum potential collateral requirements arising from the credit-risk-related contingent features for the traditional electric operating companies and Southern Power include certain agreements that could require collateral in the event that one or more Southern Company power pool participants has a credit rating change to below investment grade. Following the sale of Gulf Power to NextEra Energy, Inc., Gulf Power is continuing to participate in the Southern Company power pool for a defined transition period that, subject to certain potential adjustments, is scheduled to end on January 1, 2024.
Generally, collateral may be provided by a Southern Company guaranty, letter of credit, or cash. If collateral is required, fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against fair value amounts recognized for derivatives executed with the same counterparty.
Alabama Power and Southern Power maintain accounts with certain regional transmission organizations to facilitate financial derivative transactions and they may be required to post collateral based on the value of the positions in these accounts and the associated margin requirements. At March 31, 2021, cash collateral posted in these accounts was immaterial. Southern Company Gas maintains accounts with brokers or the clearing houses of certain exchanges to facilitate financial derivative transactions. Based on the value of the positions in these accounts and the associated margin requirements, Southern Company Gas may be required to deposit cash into these accounts. At March 31, 2021, cash collateral held on deposit in broker margin accounts was $27 million.
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
Southern Company
The following table provides Southern Company's major classes of assets classified as held for sale at March 31, 2021 and December 31, 2020:

	Southern Company
	At March 31,	At December 31,
	2021	2020
	(in millions)
Assets Held for Sale:
Total property, plant, and equipment	$7	$8
Leveraged leases	52	52
Total Assets Held for Sale	$59	$60
Southern Company's asset sales, both individually and combined, do not represent a strategic shift in operations that has, or is expected to have, a major effect on operations and financial results; therefore, none of the assets have been classified as discontinued operations for any of the periods presented.
Southern Power
Asset Acquisition
During the three months ended March 31, 2021, Southern Power acquired a controlling membership interest in the wind facility listed below. Acquisition-related costs were expensed as incurred and were not material.

Project Facility	Resource	Seller	Approximate Nameplate Capacity (MW)	Location	Southern Power Ownership Percentage	COD	PPA Contract Period
Deuel Harvest(*)	Wind	Invenergy Renewables, LLC	300	Deuel County, SD	100% of Class B	February 2021	25 years and 15 years
(*)On March 26, 2021, Southern Power acquired a controlling interest in the facility and consolidates the project's operating results in its financial statements. On March 30, 2021, Southern Power completed a tax equity transaction whereby it received $220 million. The tax equity partner, which is the Class A member, and Invenergy Renewables, LLC each own a noncontrolling interest.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Construction Projects
During the three months ended March 31, 2021, Southern Power continued construction of the Garland and Tranquillity battery energy storage facilities and the Glass Sands wind facility. Total aggregate construction costs, excluding acquisition costs, are expected to be between $392 million and $460 million for the facilities under construction. At March 31, 2021, total costs of construction incurred for these projects were $158 million and are included in CWIP. The ultimate outcome of these matters cannot be determined at this time.

Project Facility	Resource	Approximate Nameplate Capacity (MW)	Location	Actual/Expected COD	PPA Contract Period
Projects Under Construction at March 31, 2021
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
Development Projects
Southern Power continues to evaluate and refine the deployment of the remaining wind turbine equipment purchased in 2016 and 2017 to development and construction projects. During the three months ended March 31, 2021, gains on wind turbine equipment contributed to various equity method investments totaled approximately $37 million.
Southern Company Gas
Sale of Sequent
On April 28, 2021, certain affiliates of Southern Company Gas entered into an agreement for the sale of Sequent for a purchase price of $50 million, plus working capital and certain other adjustments. The net book value of Sequent at March 31, 2021, excluding working capital, was $46 million; however, any potential gain or loss on the sale will be based, in large part, on the fair value of the open derivative positions as of the date of closing. See Notes (I) and (J) for information on fair value and derivatives outstanding at March 31, 2021.
Southern Company Gas has existing agreements in place in which it guarantees the payment performance of Sequent. Southern Company Gas will continue to guarantee payment performance for Sequent after the transaction closes for a period of time as the buyer obtains releases from these obligations. As of March 31, 2021, the obligations subject to the payment performance guarantee totaled $279 million. Changes in the price of natural gas, market conditions, and the number of open contracts will change the amount that Southern Company Gas is required to guarantee for Sequent each month. The maximum potential exposure over the period of the payment performance guarantee generally is capped at $1 billion. At closing, the buyer (an investment-grade entity) will issue a payment performance guarantee to Southern Company Gas, equal to the outstanding guarantee obligation throughout this period. Further, Southern Company Gas will retain responsibility for certain potential obligations that may arise from transactions during Winter Storm Uri. The completion of the transaction is subject to the satisfaction or waiver of certain conditions, including, among other customary closing conditions, the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The transaction is expected to be completed during the third quarter 2021; however, the ultimate outcome of this matter cannot be determined at this time.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Sale of Pivotal LNG
In connection with its March 2020 sale of Pivotal LNG, Southern Company Gas was entitled to two $5 million payments contingent upon Dominion Modular LNG Holdings, Inc. meeting certain milestones related to Pivotal LNG. Southern Company Gas received the first payment on April 22, 2021 and expects to receive the second payment in August 2021.
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
Southern Company's reportable business segments are the sale of electricity by the traditional electric operating companies, the sale of electricity in the competitive wholesale market by Southern Power, and the sale of natural gas and other complementary products and services by Southern Company Gas. Revenues from sales by Southern Power to the traditional electric operating companies were $81 million for the three months ended March 31, 2021 and $86 million for the three months ended March 31, 2020. Revenues from sales of natural gas from Southern Company Gas to the traditional electric operating companies were immaterial for the three months ended March 31, 2021 and 2020. Revenues from sales of natural gas from Southern Company Gas to Southern Power were $12 million for the three months ended March 31, 2021 and $10 million for the three months ended March 31, 2020. The "All Other" column includes the Southern Company parent entity, which does not allocate operating expenses to business segments. Also, this category includes segments below the quantitative threshold for separate disclosure. These segments include providing energy solutions to electric utilities and their customers in the areas of distributed generation, energy storage and renewables, and energy efficiency, as well as investments in telecommunications and leveraged lease projects. All other inter-segment revenues are not material.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Financial data for business segments and products and services for the three months ended March 31, 2021 and 2020 was as follows:

	Electric Utilities
	Traditional Electric Operating Companies	Southern Power	Eliminations	Total	Southern Company Gas	All Other	Eliminations	Consolidated
	(in millions)
Three Months Ended March 31, 2021
Operating revenues	$3,764	$440	$(87)	$4,117	$1,694	$134	$(35)	$5,910
Segment net income (loss)(a)(b)(c)	756	97	—	853	398	(108)	(8)	1,135
At March 31, 2021
Goodwill	$—	$2	$—	$2	$5,015	$263	$—	$5,280
Total assets	86,053	13,995	(637)	99,411	23,377	3,392	(787)	125,393
Three Months Ended March 31, 2020
Operating revenues	$3,407	$375	$(87)	$3,695	$1,249	$114	$(40)	$5,018
Segment net income (loss)(a)(d)	642	75	—	717	275	(121)	(3)	868
At December 31, 2020
Goodwill	$—	$2	$—	$2	$5,015	$263	$—	$5,280
Total assets	85,486	13,235	(680)	98,041	22,630	3,168	(904)	122,935
(a)Attributable to Southern Company.
(b)For the traditional electric operating companies, includes a $48 million pre-tax charge ($36 million after tax) at Georgia Power for estimated loss on Plant Vogtle Units 3 and 4. See Note (B) under "Georgia Power – Nuclear Construction" for additional information.
(c)For Southern Power, includes gains on wind turbine equipment contributed to various equity method investments totaling approximately $37 million pre-tax ($28 million after tax). See Notes (E) and (K) under "Southern Power" for additional information.
(d)For Southern Power, includes a $39 million pre-tax gain ($23 million gain after tax) on the sale of Plant Mankato. See Note 15 to the financial statements in Item 8 of the Form 10-K under "Southern Power" for additional information.
Products and Services

	Electric Utilities' Revenues
	Retail	Wholesale	Other	Total
	(in millions)
Three Months Ended March 31, 2021	$3,342	$545	$230	$4,117
Three Months Ended March 31, 2020	3,078	418	199	3,695

	Southern Company Gas' Revenues
	Gas Distribution Operations	Wholesale Gas Services(*)	Gas Marketing Services	Other	Total
	(in millions)
Three Months Ended March 31, 2021	$1,192	$298	$195	$9	$1,694
Three Months Ended March 31, 2020	1,013	51	177	8	1,249
(*)The revenues for wholesale gas services are netted with costs associated with its energy and risk management activities. See "Southern Company Gas" herein for additional information.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Southern Company Gas
Southern Company Gas manages its business through four reportable segments – gas distribution operations, gas pipeline investments, wholesale gas services, and gas marketing services. The non-reportable segments are combined and presented as all other. See Note 15 to the financial statements in Item 8 of the Form 10-K under "Southern Company Gas" for additional information on the disposition activities described herein.
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
Wholesale gas services provides natural gas asset management and/or related logistics services for each of Southern Company Gas' utilities except Nicor Gas as well as for non-affiliated companies. The Virginia Natural Gas asset management agreement ended on March 31, 2021 and was not extended. Additionally, wholesale gas services engages in natural gas storage and gas pipeline arbitrage and related activities. See Note (K) under "Southern Company Gas" for information regarding the sale of Sequent, which is expected to be completed during the third quarter 2021.
Gas marketing services provides natural gas marketing to end-use customers primarily in Georgia and Illinois through SouthStar.
The all other column includes segments and subsidiaries that fall below the quantitative threshold for separate disclosure, including storage and fuels operations. The all other column included Jefferson Island through its sale on December 1, 2020 and Pivotal LNG through its sale on March 24, 2020.
Business segment financial data for the three months ended March 31, 2021 and 2020 was as follows:

	Gas Distribution Operations	Gas Pipeline Investments	Wholesale Gas Services(*)	Gas Marketing Services	Total	All Other	Eliminations	Consolidated
	(in millions)
Three Months Ended March 31, 2021
Operating revenues	$1,200	$8	$298	$195	$1,701	$7	$(14)	$1,694
Segment net income (loss)	183	29	126	56	394	4	—	398
Total assets at March 31, 2021	20,161	1,596	939	1,553	24,249	11,477	(12,349)	23,377
Three Months Ended March 31, 2020
Operating revenues	$1,020	$8	$51	$177	$1,256	$8	$(15)	$1,249
Segment net income (loss)	164	30	23	57	274	1	—	275
Total assets at December 31, 2020	19,090	1,597	850	1,503	23,040	11,336	(11,746)	22,630
(*)The revenues for wholesale gas services are netted with costs associated with its energy and risk management activities. A reconciliation of operating revenues and intercompany revenues is shown in the following table.

	Third Party Gross Revenues	Intercompany Revenues	Total Gross Revenues	Less Gross Gas Costs	Operating Revenues
	(in millions)
Three Months Ended March 31, 2021	$2,588	$63	$2,651	$2,353	$298
Three Months Ended March 31, 2020	1,185	29	1,214	1,163	51

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
Recent Developments
Georgia Power
Plant Vogtle Units 3 and 4 Status
Construction continues on Plant Vogtle Units 3 and 4 (with electric generating capacity of approximately 1,100 MWs each), in which Georgia Power holds a 45.7% ownership interest. Georgia Power's share of the total project capital cost forecast to complete Plant Vogtle Units 3 and 4 by December 2021 and November 2022, respectively, is $8.76 billion.
Georgia Power estimates the productivity impacts of the COVID-19 pandemic have consumed approximately three to four months of schedule margin previously embedded in the site work plan for Unit 3 and Unit 4. In addition, throughout 2020, the project continued to face challenges as described in Note (B) to the Condensed Financial Statements under "Georgia Power – Nuclear Construction" herein. As a result of these factors, in January 2021, Southern Nuclear further extended certain milestone dates, including the start of hot functional testing and fuel load for Unit 3, from those established in October 2020.
Following the January 2021 milestone extensions, Southern Nuclear has been performing additional construction remediation work, primarily related to electrical commodity installations, necessary to ensure quality and design standards are met as system turnovers are completed to support hot functional testing and fuel load for Unit 3. Hot functional testing commenced in late April 2021 and the site work plan currently targets fuel load for Unit 3 in the third quarter 2021 and an in-service date of December 2021. As the site work plan includes minimal margin to these milestone dates, any delay could result in an in-service date in the first quarter 2022 for Unit 3. Achievement of the extended milestone dates established in January 2021 for Unit 4, which are expected to support a regulatory-approved in-service date of November 2022, primarily depends on overall construction productivity and production levels significantly improving as well as appropriate levels of craft laborers, particularly electrical and pipefitter craft labor, being added and maintained.
Considering the factors above, during the first quarter 2021, approximately $84 million of the construction contingency established in the fourth quarter 2020 was assigned to the base capital cost forecast for costs primarily associated with the schedule extension for Unit 3 to December 2021, construction productivity, support resources,

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
and construction remediation work. Georgia Power increased its total capital cost forecast as of March 31, 2021 by adding $48 million to the remaining construction contingency.
After considering the significant level of uncertainty that exists regarding the future recoverability of these costs since the ultimate outcome of these matters is subject to the outcome of future assessments by management, as well as Georgia PSC decisions in future regulatory proceedings, Georgia Power recorded a pre-tax charge to income of $48 million ($36 million after tax) for the increase in the total project capital cost forecast as of March 31, 2021. As and when these amounts are spent, Georgia Power may request the Georgia PSC to evaluate those expenditures for rate recovery.
The ultimate impact of the COVID-19 pandemic and other factors on the construction schedule and budget for Plant Vogtle Units 3 and 4 cannot be determined at this time. See Note (B) to the Condensed Financial Statements under "Georgia Power – Nuclear Construction" herein for additional information.
Mississippi Power
On March 15, 2021, Mississippi Power submitted its annual retail PEP filing for 2021 to the Mississippi PSC, which requested a 1.8%, or approximately $16 million, annual increase in revenues. In accordance with the PEP rate schedule, the rate increase became effective with the first billing cycle of April 2021, subject to refund. The Mississippi PSC is expected to rule on this request later in the second quarter 2021. The ultimate outcome of this matter cannot be determined at this time.
On April 6, 2021, the Mississippi PSC approved Mississippi Power's annual ad valorem tax adjustment filing for 2021, which requested an annual increase in revenues of approximately $28 million. The rate became effective with the first billing cycle of May 2021.
On April 15, 2021, Mississippi Power filed its 2021 IRP with the Mississippi PSC. The filing includes a schedule to retire Plant Watson Unit 4 (268 MWs) and Mississippi Power's 40% ownership interest in Plant Greene County Units 1 and 2 (103 MWs each) in December 2023, 2025, and 2026, respectively, consistent with each unit's remaining useful life in the most recent approved depreciation studies. In addition, the schedule reflects the early retirement of Mississippi Power's 50% undivided ownership interest in Plant Daniel Units 1 and 2 (502 MWs) by the end of 2027. The ultimate outcome of this matter cannot be determined at this time.
See Note (B) to the Condensed Financial Statements under "Mississippi Power" herein for additional information.
Southern Power
During the three months ended March 31, 2021, Southern Power continued construction of the 88-MW Garland and 72-MW Tranquillity battery energy storage facilities and the 118-MW Glass Sands wind facility. On March 26, 2021, Southern Power purchased a controlling membership interest in the approximately 300-MW Deuel Harvest wind facility located in Deuel County, South Dakota from Invenergy Renewables, LLC. See Note (K) to the Condensed Financial Statements under "Southern Power" herein for additional information.
At March 31, 2021, Southern Power's average investment coverage ratio for its generating assets, including those owned with various partners, based on the ratio of investment under contract to total investment using the respective generation facilities' net book value (or expected in-service value for facilities under construction) as the investment amount was 93% through 2025 and 90% through 2030, with an average remaining contract duration of approximately 14 years.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Southern Company Gas
On April 28, 2021, Atlanta Gas Light filed its first Integrated Capacity and Delivery Plan (i-CDP) with the Georgia PSC, which includes a series of ongoing and proposed pipeline safety, reliability, and growth programs for the next 10 years, as well as the required capital investments and related costs to implement the programs. The i-CDP is subject to a five-month review period, which may be extended. See Note (B) to the Condensed Financial Statements under "Southern Company Gas" herein for additional information.
Also on April 28, 2021, certain affiliates of Southern Company Gas entered into an agreement for the sale of Sequent. See Note (K) to the Condensed Financial Statements under "Southern Company Gas" herein for additional information.
The ultimate outcome of these matters cannot be determined at this time.
RESULTS OF OPERATIONS
Southern Company
Net Income

First Quarter 2021 vs. First Quarter 2020
(change in millions)	(% change)
$267	30.8
Consolidated net income attributable to Southern Company was $1.1 billion ($1.07 per share) in the first quarter 2021 compared to $0.9 billion ($0.82 per share) for the corresponding period in 2020. The increase was primarily due to increases in both natural gas revenues and retail electric revenues primarily associated with colder weather in the first quarter 2021 as compared to the first quarter 2020, partially offset by higher cost of natural gas.
Retail Electric Revenues

First Quarter 2021 vs. First Quarter 2020
(change in millions)	(% change)
$264	8.6
In the first quarter 2021, retail electric revenues were $3.3 billion compared to $3.1 billion for the corresponding period in 2020.
Details of the changes in retail electric revenues were as follows:

	First Quarter 2021
	(in millions)	(% change)
Retail electric – prior year	$3,078
Estimated change resulting from –
Rates and pricing	25	0.8%
Sales decline	(15)	(0.5)
Weather	89	2.9
Fuel and other cost recovery	165	5.4
Retail electric – current year	$3,342	8.6%
Revenues associated with changes in rates and pricing increased in the first quarter 2021 when compared to the corresponding period in 2020 primarily due to an increase in Alabama Power's Rate RSE effective January 1, 2021, partially offset by decreases in Georgia Power's NCCR tariff effective January 1, 2021 and in Mississippi Power's base rates effective in April 2020. See Note 2 to the financial statements under "Alabama Power – Rate RSE" and

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
"Mississippi Power – 2019 Base Rate Case" in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements under "Georgia Power – Nuclear Construction – Regulatory Matters" herein for additional information.
Revenues attributable to changes in sales decreased in the first quarter 2021 when compared to the corresponding period in 2020 primarily driven by continued impacts of the COVID-19 pandemic. Weather-adjusted residential KWH sales increased 1.1% in the first quarter 2021 when compared to the corresponding period in 2020 primarily due to customer growth. Weather-adjusted commercial KWH sales decreased 3.1% in the first quarter 2021 when compared to the corresponding period in 2020 primarily due to lower customer usage resulting from changes in consumer and business behavior in response to the COVID-19 pandemic. Industrial KWH sales decreased 3.0% in the first quarter 2021 when compared to the corresponding period in 2020 primarily as a result of disruptions in supply chain and business operations related to the COVID-19 pandemic, non-pandemic related customer closures, and maintenance outages.
Fuel and other cost recovery revenues increased $165 million in the first quarter 2021 compared to the corresponding period in 2020 primarily due to higher fuel and purchased power costs. Electric rates for the traditional electric operating companies include provisions to adjust billings for fluctuations in fuel costs, including the energy component of purchased power costs. Under these provisions, fuel revenues generally equal fuel expenses, including the energy component of PPA costs, and do not affect net income. The traditional electric operating companies each have one or more regulatory mechanisms to recover other costs such as environmental and other compliance costs, storm damage, new plants, and PPA capacity costs.
Wholesale Electric Revenues

First Quarter 2021 vs. First Quarter 2020
(change in millions)	(% change)
$127	30.4
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
In the first quarter 2021, wholesale electric revenues were $545 million compared to $418 million for the corresponding period in 2020. The increase reflects an increase of $102 million in energy revenues primarily resulting from higher natural gas prices when compared to the corresponding period in 2020. In addition, an increase in capacity revenues of $25 million was primarily due to a power sales agreement at Alabama Power which began in September 2020 and new natural gas PPAs at Southern Power.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Other Electric Revenues

First Quarter 2021 vs. First Quarter 2020
(change in millions)	(% change)
$19	12.6
In the first quarter 2021, other electric revenues were $170 million compared to $151 million for the corresponding period in 2020. The increase was primarily due to increases of $9 million in transmission services, $3 million in customer fees at the traditional electric operating companies, and $3 million in outdoor lighting at Georgia Power.
Natural Gas Revenues

First Quarter 2021 vs. First Quarter 2020
(change in millions)	(% change)
$445	35.6
In the first quarter 2021, natural gas revenues were $1.7 billion compared to $1.2 billion for the corresponding period in 2020.
Details of the changes in natural gas revenues were as follows:

	First Quarter 2021
	(in millions)	(% change)
Natural gas revenues – prior year	$1,249
Estimated change resulting from –
Infrastructure replacement programs and base rate changes	38	3.0%
Gas costs and other cost recovery	152	12.2
Wholesale gas services	247	19.8
Other	8	0.6
Natural gas revenues – current year	$1,694	35.6%
Revenues from infrastructure replacement programs and base rate changes at the natural gas distribution utilities increased in the first quarter 2021 compared to the corresponding period in 2020 primarily due to rate increases at Atlanta Gas Light, Virginia Natural Gas, and Chattanooga Gas and continued investment in infrastructure replacement. See Note 2 to the financial statements under "Southern Company Gas – Rate Proceedings" in Item 8 of the Form 10-K for additional information.
Revenues associated with gas costs and other cost recovery increased in the first quarter 2021 compared to the corresponding period in 2020 primarily due to higher volumes sold and higher gas cost recovery. Natural gas distribution rates include provisions to adjust billings for fluctuations in natural gas costs. Therefore, gas costs recovered through natural gas revenues generally equal the amount expensed in cost of natural gas and do not affect net income from the natural gas distribution utilities.
Revenues from Southern Company Gas' wholesale gas services business increased in the first quarter 2021 compared to the corresponding period in 2020 due to higher commercial activities as a result of Winter Storm Uri, partially offset by derivative losses. See Note (K) to the Condensed Financial Statements under "Southern Company Gas" herein for information regarding the sale of Sequent, which is expected to be completed during the third quarter 2021.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Other Revenues

First Quarter 2021 vs. First Quarter 2020
(change in millions)	(% change)
$37	30.3
In the first quarter 2021, other revenues were $159 million compared to $122 million for the corresponding period in 2020. The increase primarily relates to a $24 million increase in distributed infrastructure and energy efficiency projects at PowerSecure and an increase of $10 million in unregulated sales associated with power delivery construction and maintenance contracts at Georgia Power.
Fuel and Purchased Power Expenses

	First Quarter 2021 vs. First Quarter 2020
	(change in millions)	(% change)
Fuel	$212	33.3
Purchased power	26	14.4
Total fuel and purchased power expenses	$238
In the first quarter 2021, total fuel and purchased power expenses were $1.1 billion compared to $0.8 billion for the corresponding period in 2020. The increase was primarily the result of a $159 million increase in the average cost of fuel and purchased power and a $79 million net increase in the volume of KWHs generated and purchased.
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
Details of the Southern Company system's generation and purchased power were as follows:

	First Quarter 2021	First Quarter 2020
Total generation (in billions of KWHs)(a)	43	42
Total purchased power (in billions of KWHs)	4	5
Sources of generation (percent)(a) —
Gas	46	53
Coal	24	14
Nuclear	17	18
Hydro	5	8
Wind, Solar, and Other	8	7
Cost of fuel, generated (in cents per net KWH)—
Gas(a)	2.55	1.95
Nuclear	0.75	0.78
Coal	2.82	2.88
Average cost of fuel, generated (in cents per net KWH)(a)	2.26	1.86
Average cost of purchased power (in cents per net KWH)(b)	5.10	3.90
(a)First quarter 2021 excludes Central Alabama Generating Station KWHs and associated cost of fuel as its fuel is provided by the purchaser under a power sales agreement. See Note 15 to the financial statements under "Alabama Power" in Item 8 of the Form 10-K for additional information.
(b)Average cost of purchased power includes fuel purchased by the Southern Company system for tolling agreements where power is generated by the provider.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Fuel
In the first quarter 2021, fuel expense was $848 million compared to $636 million for the corresponding period in 2020. The increase was primarily due to a 79.2% increase in the volume of KWHs generated by coal, a 43.4% decrease in the volume of KWHs generated by hydro, and a 30.8% increase in the average cost of natural gas per KWH generated, partially offset by a 9.1% decrease in the volume of KWHs generated by natural gas and a 2.1% decrease in the average cost of coal per KWH generated.
Purchased Power
In the first quarter 2021, purchased power expense was $207 million compared to $181 million for the corresponding period in 2020. The increase was primarily due to a 30.8% increase in the average cost per KWH purchased primarily due to higher natural gas prices, partially offset by an 8.4% decrease in the volume of KWHs purchased.
Energy purchases will vary depending on demand for energy within the Southern Company system's electric service territory, the market prices of wholesale energy as compared to the cost of the Southern Company system's generation, and the availability of the Southern Company system's generation.
Cost of Natural Gas

First Quarter 2021 vs. First Quarter 2020
(change in millions)	(% change)
$144	32.8
Excluding Atlanta Gas Light, which does not sell natural gas to end-use customers, natural gas distribution rates include provisions to adjust billings for fluctuations in natural gas costs. Therefore, gas costs recovered through natural gas revenues generally equal the amount expensed in cost of natural gas and do not affect net income from the natural gas distribution utilities. Cost of natural gas at the natural gas distribution utilities represented 86% of total cost of natural gas for the first quarter 2021.
In the first quarter 2021, cost of natural gas was $583 million compared to $439 million for the corresponding period in 2020. The increase reflects higher volumes sold due to colder weather and higher gas cost recovery in the first quarter 2021 compared to the corresponding period in 2020. The increase also reflects a 38% increase in natural gas prices in the first quarter 2021 compared to the corresponding period in 2020.
Cost of Other Sales

First Quarter 2021 vs. First Quarter 2020
(change in millions)	(% change)
$27	49.1
In the first quarter 2021, cost of other sales was $82 million compared to $55 million for the corresponding period in 2020. The increase primarily relates to a $14 million increase in distributed infrastructure and energy efficiency projects at PowerSecure and an increase of $8 million in unregulated power delivery construction and maintenance contracts at Georgia Power.
Other Operations and Maintenance Expenses

First Quarter 2021 vs. First Quarter 2020
(change in millions)	(% change)
$76	5.9
In the first quarter 2021, other operations and maintenance expenses were $1.37 billion compared to $1.30 billion for the corresponding period in 2020. The increase reflects a $55 million increase in employee compensation and

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
benefit expenses, primarily at Southern Company Gas, and a $15 million decrease in nuclear property insurance refunds at Alabama Power and Georgia Power.
Depreciation and Amortization

First Quarter 2021 vs. First Quarter 2020
(change in millions)	(% change)
$14	1.6
In the first quarter 2021, depreciation and amortization was $871 million compared to $857 million for the corresponding period in 2020. The increase primarily reflects a $37 million increase in depreciation associated with additional plant in service, partially offset by decreased amortization of regulatory assets related to CCR AROs of $22 million under the terms of Georgia Power's 2019 ARP. See Note (B) to the Condensed Financial Statements under "Georgia Power – Rate Plan" herein and Note 2 to the financial statements under "Georgia Power – Rate Plans – 2019 ARP" in Item 8 of the Form 10-K for additional information regarding Georgia Power's recovery of costs associated with CCR AROs.
Taxes Other Than Income Taxes

First Quarter 2021 vs. First Quarter 2020
(change in millions)	(% change)
$15	4.5
In the first quarter 2021, taxes other than income taxes were $345 million compared to $330 million for the corresponding period in 2020. The increase primarily reflects increased property taxes and an increase in revenue tax expenses as a result of higher natural gas revenues at Southern Company Gas.
Estimated Loss on Plant Vogtle Units 3 and 4

First Quarter 2021 vs. First Quarter 2020
(change in millions)	(% change)
$48	N/M
N/M - Not meaningful
In the first quarter 2021, an estimated probable loss of $48 million was recorded at Georgia Power to reflect its revised total project capital cost forecast to complete construction and start-up of Plant Vogtle Units 3 and 4. See Note (B) to the Condensed Financial Statements under "Georgia Power – Nuclear Construction" herein for additional information.
(Gain) Loss on Dispositions, Net

First Quarter 2021 vs. First Quarter 2020
(change in millions)	(% change)
$5	12.8
In the first quarter 2021, (gain) loss on dispositions, net was $44 million compared to $39 million for the corresponding period in 2020. The first quarter 2021 amount includes $39 million in gains at Southern Power, primarily from contributions of wind turbine equipment to various equity method investments, and $4 million in gains from property sales at Alabama Power. In the first quarter 2020, Southern Power recorded a $39 million gain related to the sale of Plant Mankato. See Notes (E) and (K) to the Condensed Financial Statements under "Southern Power" herein and Note 15 to the financial statements under "Southern Power – Sales of Natural Gas and Biomass Plants" in Item 8 of the Form 10-K for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Allowance for Equity Funds Used During Construction

First Quarter 2021 vs. First Quarter 2020
(change in millions)	(% change)
$12	35.3
In the first quarter 2021, allowance for equity funds used during construction was $46 million compared to $34 million for the corresponding period in 2020. The increase was primarily due to an increase in AFUDC equity associated with the construction of Plant Vogtle Units 3 and 4. See Note (B) to the Condensed Financial Statements under "Georgia Power – Nuclear Construction" herein for additional information regarding Plant Vogtle Units 3 and 4.
Other Income (Expense), Net

First Quarter 2021 vs. First Quarter 2020
(change in millions)	(% change)
$(45)	(43.7)
In the first quarter 2021, other income (expense), net was $58 million compared to $103 million for the corresponding period in 2020. The decrease was primarily due to $75 million in charitable contributions at Southern Company Gas in the first quarter 2021, partially offset by a $27 million increase in non-service cost-related retirement benefits income. See Note (H) to the Condensed Financial Statements herein for additional information.
Income Taxes

First Quarter 2021 vs. First Quarter 2020
(change in millions)	(% change)
$45	31.0
In the first quarter 2021, income taxes were $190 million compared to $145 million for the corresponding period in 2020. The increase was primarily due to higher pre-tax earnings, partially offset by $16 million in tax benefits resulting from new legislation that changed Southern Power's state apportionment methodology. See Note (G) to the Condensed Financial Statements herein and MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Income Tax Matters – Alabama State Tax Reform Legislation" in Item 7 of the Form 10-K for additional information.
Alabama Power
Net Income

First Quarter 2021 vs. First Quarter 2020
(change in millions)	(% change)
$79	28.2
Alabama Power's net income after dividends on preferred stock for the first quarter 2021 was $359 million compared to $280 million for the corresponding period in 2020. The increase was primarily due to an increase in retail revenues associated with an increase in Rate RSE effective in January 2021 and colder weather in Alabama Power's service territory in the first quarter 2021 compared to the corresponding period in 2020.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Retail Revenues

First Quarter 2021 vs. First Quarter 2020
(change in millions)	(% change)
$147	12.2
In the first quarter 2021, retail revenues were $1.35 billion compared to $1.21 billion for the corresponding period in 2020.
Details of the changes in retail revenues were as follows:

	First Quarter 2021
	(in millions)	(% change)
Retail – prior year	$1,205
Estimated change resulting from –
Rates and pricing	50	4.1%
Sales decline	(4)	(0.3)
Weather	39	3.2
Fuel and other cost recovery	62	5.2
Retail – current year	$1,352	12.2%
Revenues associated with changes in rates and pricing increased in the first quarter 2021 when compared to the corresponding period in 2020 primarily due to a Rate RSE increase effective January 1, 2021. See Note 2 to the financial statements under "Alabama Power – Rate RSE" in Item 8 of the Form 10-K for additional information.
Revenues attributable to changes in sales decreased in the first quarter 2021 when compared to the corresponding period in 2020. Weather-adjusted residential KWH sales were relatively flat in the first quarter 2021 when compared to the corresponding period in 2020. Weather-adjusted commercial KWH sales decreased 2.1% in the first quarter 2021 when compared to the corresponding period in 2020 primarily due to changes in consumer and business behavior in response to the COVID-19 pandemic. Industrial KWH sales decreased 5.4% in the first quarter 2021 when compared to the corresponding period in 2020 primarily as a result of customer closures and maintenance outages, as well as continued consumer responses to the COVID-19 pandemic.
Fuel and other cost recovery revenues increased in the first quarter 2021 when compared to the corresponding period in 2020 primarily due to increases in generation and the average cost of fuel. Electric rates include provisions to recognize the recovery of fuel costs, purchased power costs, PPAs certificated by the Alabama PSC, and costs associated with the natural disaster reserve. Under these provisions, fuel and other cost recovery revenues generally equal fuel and other cost recovery expenses and do not affect net income. See Note 2 to the financial statements under "Alabama Power" in Item 8 of the Form 10-K for additional information.
Wholesale Revenues – Non-Affiliates

First Quarter 2021 vs. First Quarter 2020
(change in millions)	(% change)
$36	64.3
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

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
In the first quarter 2021, wholesale revenues from sales to non-affiliates were $92 million compared to $56 million for the corresponding period in 2020. The increase consisted of a $19 million increase in energy revenues primarily due to higher natural gas prices and a $17 million increase in capacity revenues primarily related to a power sales agreement that began in September 2020.
Wholesale Revenues – Affiliates

First Quarter 2021 vs. First Quarter 2020
(change in millions)	(% change)
$13	68.4
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
In the first quarter 2021, wholesale revenues from sales to affiliates were $32 million compared to $19 million for the corresponding period in 2020. The increase was primarily due to a 40.5% increase in the price of energy and an 18.7% increase in KWH sales due to increased coal generation as the result of higher natural gas prices in the first quarter 2021 compared to the corresponding period in 2020.
Other Revenues

First Quarter 2021 vs. First Quarter 2020
(change in millions)	(% change)
$12	16.9
In the first quarter 2021, other revenues were $83 million compared to $71 million for the corresponding period in 2020. The increase was primarily due to increases of $7 million in transmission and energy service revenues and $2 million in customer fees.
Fuel and Purchased Power Expenses

	First Quarter 2021 vs. First Quarter 2020
	(change in millions)	(% change)
Fuel	$76	35.3
Purchased power – non-affiliates	10	25.0
Purchased power – affiliates	12	66.7
Total fuel and purchased power expenses	$98
In the first quarter 2021, total fuel and purchased power expenses were $371 million compared to $273 million for the corresponding period in 2020. The increase was primarily due to a $59 million increase related to the volume of KWHs generated and purchased and a $39 million increase in the average cost of fuel and purchased power.
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

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Details of Alabama Power's generation and purchased power were as follows:

	First Quarter 2021	First Quarter 2020
Total generation (in billions of KWHs)(a)	15	14
Total purchased power (in billions of KWHs)	1	1
Sources of generation (percent)(a) —
Coal	46	34
Nuclear	25	28
Gas	19	20
Hydro	10	18
Cost of fuel, generated (in cents per net KWH) —
Coal	2.75	2.64
Nuclear	0.72	0.76
Gas(a)	2.51	2.19
Average cost of fuel, generated (in cents per net KWH)(a)	2.14	1.88
Average cost of purchased power (in cents per net KWH)(b)	6.52	4.86
(a)First quarter 2021 excludes Central Alabama Generating Station KWHs and associated cost of fuel as its fuel is provided by the purchaser under a power sales agreement. See Note 15 to the financial statements under "Alabama Power" in Item 8 of the Form 10-K for additional information.
(b)Average cost of purchased power includes fuel, energy, and transmission purchased by Alabama Power for tolling agreements where power is generated by the provider.
Fuel
In the first quarter 2021, fuel expense was $291 million compared to $215 million for the corresponding period in 2020. The increase was primarily due to a 44.6% increase in the volume of KWHs generated by coal, a 44.0% decrease in the volume of KWHs generated by hydro, and a 14.6% increase in the average cost of KWHs generated by natural gas, which excludes tolling agreements.
Purchased Power – Non-Affiliates
In the first quarter 2021, purchased power expense from non-affiliates was $50 million compared to $40 million for the corresponding period in 2020. The increase was primarily due to a 31.1% increase in the average cost per KWH purchased as a result of higher natural gas prices and a 12.9% increase in the volume of KWHs purchased due to a PPA which began in September 2020.
Energy purchases from non-affiliates will vary depending on the market prices of wholesale energy as compared to the cost of the Southern Company system's generation, demand for energy within the Southern Company system's electric service territory, and the availability of the Southern Company system's generation.
Purchased Power – Affiliates
In the first quarter 2021, purchased power expense from affiliates was $30 million compared to $18 million for the corresponding period in 2020. The increase was primarily due to a 39.9% increase in the average cost per KWH purchased as a result of higher natural gas prices and a 17.9% increase in the volume of KWHs purchased due to colder weather in the first quarter 2021 when compared to the corresponding period in 2020.
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

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Other Operations and Maintenance Expenses

First Quarter 2021 vs. First Quarter 2020
(change in millions)	(% change)
$11	3.1
In the first quarter 2021, other operations and maintenance expenses were $361 million compared to $350 million for the corresponding period in 2020. The increase was primarily due to an increase of $10 million related to reliability NDR credits applied in 2020 and a $6 million reduction in nuclear property insurance refunds. These increases were partially offset by a $3 million decrease in Rate CNP Compliance-related expenses. See Note 2 to the financial statements under "Alabama Power – Rate NDR" and " – Rate CNP Compliance" in Item 8 of the Form 10-K for additional information.
Depreciation and Amortization

First Quarter 2021 vs. First Quarter 2020
(change in millions)	(% change)
$11	5.5
In the first quarter 2021, depreciation and amortization was $211 million compared to $200 million for the corresponding period in 2020. The increase was primarily due to additional plant in service, including the purchase of the Central Alabama Generating Station in August 2020. See Note 15 to the financial statements under "Alabama Power" in Item 8 of the Form 10-K for additional information.
Other Income (Expense), Net

First Quarter 2021 vs. First Quarter 2020
(change in millions)	(% change)
$8	33.3
In the first quarter 2021, other income (expense), net was $32 million compared to $24 million for the corresponding period in 2020. The increase was primarily due to an increase in non-service cost-related retirement benefits income. See Note (H) to the Condensed Financial Statements herein for additional information.
Income Taxes

First Quarter 2021 vs. First Quarter 2020
(change in millions)	(% change)
$26	31.0
In the first quarter 2021, income taxes were $110 million compared to $84 million for the corresponding period in 2020. The increase was primarily due to higher pre-tax earnings.
Georgia Power
Net Income

First Quarter 2021 vs. First Quarter 2020
(change in millions)	(% change)
$20	6.0
Georgia Power's net income for the first quarter 2021 was $351 million compared to $331 million for the corresponding period in 2020. The increase was primarily due to higher retail revenues associated with colder weather in the first quarter 2021 compared to the corresponding period in 2020, partially offset by a $36 million after-tax charge in the first quarter 2021 related to the construction of Plant Vogtle Units 3 and 4. See Note (B) to

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
the Condensed Financial Statements under "Georgia Power – Nuclear Construction" herein for additional information regarding Plant Vogtle Units 3 and 4.
Retail Revenues

First Quarter 2021 vs. First Quarter 2020
(change in millions)	(% change)
$112	6.7
In the first quarter 2021, retail revenues were $1.79 billion compared to $1.68 billion for the corresponding period in 2020.
Details of the changes in retail revenues were as follows:

	First Quarter 2021
	(in millions)	(% change)
Retail – prior year	$1,675
Estimated change resulting from –
Rates and pricing	(18)	(1.1)%
Sales decline	(6)	(0.4)
Weather	42	2.5
Fuel cost recovery	94	5.7
Retail – current year	$1,787	6.7%
Revenues associated with changes in rates and pricing decreased in the first quarter 2021 when compared to the corresponding period in 2020. The decrease was primarily due to a decrease in the NCCR tariff effective January 1, 2021. See Note (B) to the Condensed Financial Statements under "Georgia Power – Nuclear Construction – Regulatory Matters" herein for additional information.
Revenues attributable to changes in sales decreased in the first quarter 2021 when compared to the corresponding period in 2020 primarily due to continued impacts of the COVID-19 pandemic, partially offset by customer growth. Weather-adjusted residential KWH sales increased 2.0% in the first quarter 2021 when compared to corresponding period in 2020 primarily due to customer growth. Weather-adjusted commercial KWH sales decreased 3.3% in the first quarter 2021 when compared to the corresponding period in 2020 primarily due to lower customer usage resulting from changes in consumer and business behavior in response to the COVID-19 pandemic, partially offset by customer growth. Weather-adjusted industrial KWH sales increased 1.1% in the first quarter 2021 when compared to the corresponding period in 2020 primarily as a result of increases in the pipeline and lumber segments, partially offset by reductions in the textiles, transportation, and chemicals segments as a result of disruptions in supply chain and business operations related to the COVID-19 pandemic.
Fuel revenues and costs are allocated between retail and wholesale jurisdictions. Retail fuel cost recovery revenues increased in the first quarter 2021 when compared to the corresponding period in 2020 due to higher fuel and purchased power costs. Electric rates include provisions to adjust billings for fluctuations in fuel costs, including the energy component of purchased power costs. Under these fuel cost recovery provisions, fuel revenues generally equal fuel expenses and do not affect net income. See Note 2 to the financial statements under "Georgia Power – Fuel Cost Recovery" in Item 8 of the Form 10-K for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Wholesale Revenues

First Quarter 2021 vs. First Quarter 2020
(change in millions)	(% change)
$17	65.4
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
In the first quarter 2021, wholesale revenues were $43 million compared to $26 million for the corresponding period in 2020. The increase was primarily due to higher natural gas prices.
Other Revenues

First Quarter 2021 vs. First Quarter 2020
(change in millions)	(% change)
$16	12.9
In the first quarter 2021, other revenues were $140 million compared to $124 million for the corresponding period in 2020. The increase was primarily due to an increase of $13 million in unregulated sales associated with power delivery construction and maintenance contracts and outdoor lighting.
Fuel and Purchased Power Expenses

	First Quarter 2021 vs. First Quarter 2020
	(change in millions)	(% change)
Fuel	$82	35.5
Purchased power – non-affiliates	15	11.6
Purchased power – affiliates	7	5.4
Total fuel and purchased power expenses	$104
In the first quarter 2021, total fuel and purchased power expenses were $593 million compared to $489 million for the corresponding period in 2020. The increase was due to a $77 million increase related to the average cost of fuel and purchased power and a $27 million net increase related to the volume of KWHs generated and purchased.
Fuel and purchased power energy transactions do not have a significant impact on earnings since these fuel expenses are generally offset by fuel revenues through Georgia Power's fuel cost recovery mechanism. See Note 2 to the financial statements under "Georgia Power – Fuel Cost Recovery" in Item 8 of the Form 10-K for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Details of Georgia Power's generation and purchased power were as follows:

	First Quarter 2021	First Quarter 2020
Total generation (in billions of KWHs)	14	13
Total purchased power (in billions of KWHs)	7	9
Sources of generation (percent) —
Gas	47	58
Nuclear	27	27
Coal	22	8
Hydro and other	4	7
Cost of fuel, generated (in cents per net KWH) —
Gas	2.58	2.12
Nuclear	0.78	0.80
Coal	2.91	3.83
Average cost of fuel, generated (in cents per net KWH)	2.15	1.87
Average cost of purchased power (in cents per net KWH)(*)	4.22	3.17
(*)Average cost of purchased power includes fuel purchased by Georgia Power for tolling agreements where power is generated by the provider.
Fuel
In the first quarter 2021, fuel expense was $313 million compared to $231 million for the corresponding period in 2020. The increase was primarily due to an increase of 232.9% in the volume of KWHs generated by coal and an increase of 21.7% in the average cost of natural gas per KWH generated.
Purchased Power – Non-Affiliates
In the first quarter 2021, purchased power expense from non-affiliates was $144 million compared to $129 million in the corresponding period in 2020. The increase was primarily due to a 24.1% increase in the average cost per KWH purchased primarily due to higher natural gas prices, partially offset by a 9.8% decrease in the volume of KWHs purchased as Georgia Power units generally dispatched at a lower cost than available market resources.
Energy purchases from non-affiliates will vary depending on the market prices of wholesale energy as compared to the cost of the Southern Company system's generation, demand for energy within the Southern Company system's electric service territory, and the availability of the Southern Company system's generation.
Other Operations and Maintenance Expenses

First Quarter 2021 vs. First Quarter 2020
(change in millions)	(% change)
$9	1.9
In the first quarter 2021, other operations and maintenance expenses were $474 million compared to $465 million for the corresponding period in 2020. The increase was primarily due to a $9 million decrease in nuclear property insurance refunds and an increase in expenses of $8 million related to unregulated power delivery construction and maintenance contracts, partially offset by a decrease of $9 million in non-outage generation maintenance costs primarily associated with coal generation and the timing of maintenance activities.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Depreciation and Amortization

First Quarter 2021 vs. First Quarter 2020
(change in millions)	(% change)
$(14)	(4.0)
In the first quarter 2021, depreciation and amortization was $338 million compared to $352 million for the corresponding period in 2020. The decrease primarily reflects decreased amortization of regulatory assets related to CCR AROs of $22 million under the terms of the 2019 ARP, partially offset by a $10 million increase in depreciation associated with additional plant in service. See Note (B) to the Condensed Financial Statements under "Georgia Power – Rate Plan" herein and Note 2 to the financial statements under "Georgia Power – Rate Plans – 2019 ARP" in Item 8 of the Form 10-K for additional information regarding recovery of costs associated with CCR AROs.
Estimated Loss on Plant Vogtle Units 3 and 4

First Quarter 2021 vs. First Quarter 2020
(change in millions)	(% change)
$48	N/M
N/M - Not meaningful
In the first quarter 2021, an estimated probable loss of $48 million was recorded to reflect Georgia Power's revised total project capital cost forecast to complete construction and start-up of Plant Vogtle Units 3 and 4. See Note (B) to the Condensed Financial Statements under "Georgia Power – Nuclear Construction" herein for additional information.
Other Income (Expense), Net

First Quarter 2021 vs. First Quarter 2020
(change in millions)	(% change)
$20	38.5
In the first quarter 2021, other income (expense), net was $72 million compared to $52 million for the corresponding period in 2020. The increase was primarily due to an increase of $12 million in non-service cost-related retirement benefits income and an increase of $7 million in AFUDC equity associated with the construction of Plant Vogtle Units 3 and 4. See Note (H) to the Condensed Financial Statements herein for additional information on retirement benefits and Note (B) to the Condensed Financial Statements under "Georgia Power – Nuclear Construction" herein for additional information regarding Plant Vogtle Units 3 and 4.
Mississippi Power
Net Income

First Quarter 2021 vs. First Quarter 2020
(change in millions)	(% change)
$13	40.6
In the first quarter 2021, net income was $45 million compared to $32 million for the corresponding period in 2020. The increase was primarily due to an increase in base revenues primarily due to colder weather in the first quarter 2021 compared to the corresponding period in 2020, partially offset by decreased customer usage as a result of the COVID-19 pandemic, and a decrease in operations and maintenance expenses, partially offset by an increase in depreciation and amortization.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Retail Revenues

First Quarter 2021 vs. First Quarter 2020
(change in millions)	(% change)
$5	2.5
In the first quarter 2021, retail revenues were $204 million compared to $199 million for the corresponding period in 2020.
Details of the changes in retail revenues were as follows:

	First Quarter 2021
	(in millions)	(% change)
Retail – prior year	$199
Estimated change resulting from –
Rates and pricing	(7)	(3.5)%
Sales decline	(5)	(2.5)
Weather	8	4.0
Fuel and other cost recovery	9	4.5
Retail – current year	$204	2.5%
Revenues associated with changes in rates and pricing decreased in the first quarter 2021 when compared to the corresponding period in 2020 primarily due to decreases in base rates that became effective in April 2020 in accordance with the Mississippi Power Rate Case Settlement Agreement. See Note 2 to the financial statements under "Mississippi Power – 2019 Base Rate Case" in Item 8 of the Form 10-K for additional information.
Revenues attributable to changes in sales decreased in the first quarter 2021 when compared to the corresponding period in 2020 primarily due to continued impacts of the COVID-19 pandemic. Weather-adjusted residential KWH sales decreased 0.7% in the first quarter 2021 primarily due to decreased customer usage. Weather-adjusted commercial KWH sales decreased 4.3% in the first quarter 2021 primarily due to lower customer usage resulting from changes in consumer and business behavior in response to the COVID-19 pandemic. Industrial KWH sales decreased 10.7% in the first quarter 2021 as a result of disruptions in supply chain and business operations driven by the COVID-19 pandemic and non-pandemic related customer outages.
Fuel and other cost recovery revenues increased in the first quarter 2021 when compared to the corresponding period in 2020 primarily as a result of higher recoverable fuel costs. Recoverable fuel costs include fuel and purchased power expenses reduced by the fuel portion of wholesale revenues from energy sold to customers outside Mississippi Power's service territory. Electric rates include provisions to adjust billings for fluctuations in fuel costs, including the energy component of purchased power costs. Under these provisions, fuel revenues generally equal fuel expenses, including the energy component of purchased power costs, and do not affect net income.
Wholesale Revenues – Non-Affiliates

First Quarter 2021 vs. First Quarter 2020
(change in millions)	(% change)
$12	23.5
Wholesale revenues from sales to non-affiliates will vary depending on fuel prices, the market prices of wholesale energy compared to the cost of Mississippi Power's and the Southern Company system's generation, demand for energy within the Southern Company system's electric service territory, and the availability of the Southern Company system's generation. Increases and decreases in energy revenues that are driven by fuel prices are accompanied by an increase or decrease in fuel costs and do not have a significant impact on net income. In addition, Mississippi Power provides service under long-term contracts with rural electric cooperative associations

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
and municipalities located in southeastern Mississippi under cost-based electric tariffs which are subject to regulation by the FERC. See Note 2 to the financial statements under "Mississippi Power" in Item 8 of the Form 10-K for additional information.
In the first quarter 2021, wholesale revenues from sales to non-affiliates were $63 million compared to $51 million for the corresponding period in 2020. The increase was primarily due to increases in revenue from MRA customers as a result of colder weather and higher fuel costs in the first quarter 2021 compared to the corresponding period in 2020, partially offset by decreased customer usage as a result of the COVID-19 pandemic.
Wholesale Revenues – Affiliates

First Quarter 2021 vs. First Quarter 2020
(change in millions)	(% change)
$12	57.1
Wholesale revenues from sales to affiliated companies will vary depending on demand and the availability and cost of generating resources at each company. These affiliate sales are made in accordance with the IIC, as approved by the FERC. These transactions do not have a significant impact on earnings since this energy is generally sold at marginal cost.
In the first quarter 2021, wholesale revenues from sales to affiliates were $33 million compared to $21 million for the corresponding period in 2020. The increase was primarily associated with an increase in the average cost of fuel.
Fuel and Purchased Power Expenses

	First Quarter 2021 vs. First Quarter 2020
	(change in millions)	(% change)
Fuel	$22	27.8
Purchased power	—	—
Total fuel and purchased power expenses	$22
In the first quarter 2021, total fuel and purchased power expenses were $106 million compared to $84 million for the corresponding period in 2020. The increase was primarily due to a higher average cost of fuel and an increase associated with the volume of KWHs generated.
Fuel and purchased power energy transactions do not have a significant impact on earnings since energy expenses are generally offset by energy revenues through Mississippi Power's fuel cost recovery clause.
Details of Mississippi Power's generation and purchased power were as follows:

	First Quarter 2021	First Quarter 2020
Total generation (in millions of KWHs)	4,324	4,167
Total purchased power (in millions of KWHs)	121	188
Sources of generation (percent) –
Coal	9	3
Gas	91	97
Cost of fuel, generated (in cents per net KWH) –
Coal	3.17	4.30
Gas	2.41	1.95
Average cost of fuel, generated (in cents per net KWH)	2.49	2.02
Average cost of purchased power (in cents per net KWH)	4.08	2.64

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Fuel
In the first quarter 2021, fuel expense was $101 million compared to $79 million for the corresponding period in 2020. The increase was due to a 225.3% increase in the volume of KWHs generated by coal and a 23.6% increase in the average cost of natural gas per KWH generated, partially offset by a 26.3% decrease in the average cost of coal per KWH generated and a 3.4% decrease in the volume of KWHs generated by natural gas.
Other Operations and Maintenance Expenses

First Quarter 2021 vs. First Quarter 2020
(change in millions)	(% change)
$(8)	(10.5)
In the first quarter 2021, other operations and maintenance expenses were $68 million compared to $76 million for the corresponding period in 2020. The decrease was primarily due to decreases of $6 million related to planned generation outage costs and $4 million associated with the Kemper County energy facility primarily related to an increase in salvage proceeds and a decrease in ongoing period costs.
Depreciation and Amortization

First Quarter 2021 vs. First Quarter 2020
(change in millions)	(% change)
$5	11.9
In the first quarter 2021, depreciation and amortization was $47 million compared to $42 million for the corresponding period in 2020. The increase was primarily due to a $3 million increase in depreciation related to additional plant in service and an increase in depreciation rates in accordance with the Mississippi Power Rate Case Settlement Agreement and a $2 million increase due to amortization of a regulatory asset associated with an ARO in accordance with the Mississippi Power Rate Case Settlement Agreement. See Note 2 to the financial statements under "Mississippi Power – 2019 Base Rate Case" in Item 8 of the Form 10-K for additional information.
Southern Power
Net Income Attributable to Southern Power

First Quarter 2021 vs. First Quarter 2020
(change in millions)	(% change)
$22	29.3
Net income attributable to Southern Power in the first quarter 2021 was $97 million compared to $75 million for the corresponding period in 2020. The increase was primarily due to a $16 million tax benefit due to changes in state apportionment methodology resulting from tax legislation enacted by the State of Alabama in February 2021.
Operating Revenues

First Quarter 2021 vs. First Quarter 2020
(change in millions)	(% change)
$65	17.3
Total operating revenues include PPA capacity revenues, which are derived primarily from long-term contracts involving natural gas facilities, and PPA energy revenues from Southern Power's generation facilities. To the extent Southern Power has capacity not contracted under a PPA, it may sell power into an accessible wholesale market, or, to the extent those generation assets are part of the FERC-approved IIC, it may sell power into the Southern Company power pool.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Natural Gas Capacity and Energy Revenue
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
See FUTURE EARNINGS POTENTIAL – "Southern Power's Power Sales Agreements" in Item 7 of the Form 10-K for additional information regarding Southern Power's PPAs.
Operating Revenues Details
Details of Southern Power's operating revenues were as follows:

	First Quarter 2021	First Quarter 2020
	(in millions)
PPA capacity revenues	$96	$90
PPA energy revenues	245	205
Total PPA revenues	341	295
Non-PPA revenues	95	77
Other revenues	4	3
Total operating revenues	$440	$375
In the first quarter 2021, total operating revenues were $440 million, reflecting a $65 million, or 17%, increase from the corresponding period in 2020. The increase in operating revenues was primarily due to the following:
•PPA capacity revenues increased $6 million, or 7%, primarily due to new natural gas PPAs and increased capacity on existing contracts, partially offset by the disposition of Plant Mankato in the first quarter 2020 and the contractual expiration of a natural gas PPA in November 2020.
•PPA energy revenues increased $40 million, or 20%, primarily due to a $35 million increase in sales from natural gas facilities resulting from a $42 million increase in the price of fuel and purchased power, partially offset by a $7 million decrease in the volume of KWHs sold. In addition, the increase reflects $6 million in sales from new wind facilities placed in service subsequent to the first quarter 2020.
•Non-PPA revenues increased $18 million, or 23%, due to a $38 million increase in the market price of energy, partially offset by a $20 million decrease in the volume of KWHs sold through short-term sales.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Fuel and Purchased Power Expenses
Details of Southern Power's generation and purchased power were as follows:

	First Quarter 2021	First Quarter 2020
	(in billions of KWHs)
Generation	9.4	10.7
Purchased power	0.6	0.7
Total generation and purchased power	10	11.4

Total generation and purchased power, excluding solar, wind, and tolling agreements	6.1	7.2
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
Details of Southern Power's fuel and purchased power expenses were as follows:

	First Quarter 2021 vs. First Quarter 2020
	(change in millions)	(% change)
Fuel	$34	31.8
Purchased power	6	42.9
Total fuel and purchased power expenses	$40
In the first quarter 2021, total fuel and purchased power expenses increased $40 million, or 33%, compared to the corresponding period in 2020. Fuel expense increased $34 million due to a $50 million increase in the average cost of fuel per KWH generated, partially offset by a $16 million decrease associated with the volume of KWHs generated. Purchased power expense increased $6 million due to an $8 million increase associated with the average cost of purchased power, partially offset by a $2 million decrease associated with the volume of KWHs purchased.
Other Operations and Maintenance Expenses

First Quarter 2021 vs. First Quarter 2020
(change in millions)	(% change)
$22	27.8
In the first quarter 2021, other operations and maintenance expenses were $101 million compared to $79 million for the corresponding period in 2020. The increase was primarily due to an $8 million increase in scheduled outage and maintenance expenses, $6 million in expenses related to the allocation of uncollected settlements by the Energy Reliability Council of Texas market as a result of Winter Storm Uri, and $2 million in expenses associated with new wind facilities placed in service subsequent to the first quarter 2020.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
(Gain) Loss on Dispositions, Net

First Quarter 2021 vs. First Quarter 2020
(change in millions)	(% change)
$—	—
In the first quarter 2021, gains on dispositions totaled $39 million primarily from contributions of wind turbine equipment to various equity method investments. A $39 million gain was also recorded in the first quarter 2020 related to the sale of Plant Mankato. See Notes (E) and (K) to the Condensed Financial Statements under "Southern Power" herein and Note 15 to the financial statements under "Southern Power – Sales of Natural Gas and Biomass Plants" in Item 8 of the Form 10-K for additional information.
Income Taxes (Benefit)

First Quarter 2021 vs. First Quarter 2020
(change in millions)	(% change)
$(17)	(242.9)
In the first quarter 2021, income tax benefit was $10 million compared to income tax expense of $7 million for the corresponding period in 2020. The change was primarily due to changes in state apportionment methodology resulting from tax legislation enacted by the State of Alabama in February 2021, as well as the tax impact from the sale of Plant Mankato in January 2020. See Note (G) to the Condensed Financial Statements herein, MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Income Tax Matters – Alabama State Tax Reform Legislation" in Item 7 of the Form 10-K, and Note 15 to the financial statements under "Southern Power" in Item 8 of the Form 10-K for additional information.
Southern Company Gas
Operating Metrics
Southern Company Gas continues to focus on several operating metrics, including Heating Degree Days, customer count, and volumes of natural gas sold.
Southern Company Gas measures weather and the effect on its business using Heating Degree Days. Generally, increased Heating Degree Days result in higher demand for natural gas on Southern Company Gas' distribution system. Southern Company Gas has various regulatory mechanisms, such as weather and revenue normalization and straight-fixed-variable rate design, which limit its exposure to weather changes within typical ranges in each of its utility's respective service territory. Southern Company Gas also utilizes weather hedges to limit the negative income impacts in the event of warmer-than-normal weather.
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
Net Income

First Quarter 2021 vs. First Quarter 2020
(change in millions)	(% change)
$123	44.7
In the first quarter 2021, net income was $398 million compared to $275 million for the corresponding period in 2020. The increase was primarily due to a $103 million increase at wholesale gas services primarily due to higher commercial activities as a result of Winter Storm Uri and a $19 million increase at gas distribution operations primarily due to base rate increases and continued investment in infrastructure replacement. See Note 2 to the financial statements under "Southern Company Gas" in Item 8 of the Form 10-K for additional information.
Natural Gas Revenues, including Alternative Revenue Programs

First Quarter 2021 vs. First Quarter 2020
(change in millions)	(% change)
$445	35.6
In the first quarter 2021, natural gas revenues, including alternative revenue programs, were $1.7 billion compared to $1.2 billion for the corresponding period in 2020.
Details of the changes in natural gas revenues, including alternative revenue programs, were as follows:

	First Quarter 2021
	(in millions)	(% change)
Natural gas revenues – prior year	$1,249
Estimated change resulting from –
Infrastructure replacement programs and base rate changes	38	3.0%
Gas costs and other cost recovery	152	12.2
Wholesale gas services	247	19.8
Other	8	0.6
Natural gas revenues – current year	$1,694	35.6%
Revenues from infrastructure replacement programs and base rate changes increased in the first quarter 2021 compared to the corresponding period in 2020 primarily due to rate increases at Atlanta Gas Light, Virginia Natural Gas, and Chattanooga Gas and continued investment in infrastructure replacement. See Note 2 to the financial statements under "Southern Company Gas – Rate Proceedings" in Item 8 of the Form 10-K for additional information.
Revenues associated with gas costs and other cost recovery increased in the first quarter 2021 compared to the corresponding period in 2020 primarily due to higher volumes sold and higher gas cost recovery. See "Cost of Natural Gas" herein for additional information. Revenue impacts from weather and customer growth are described further below.
Revenues from wholesale gas services increased in the first quarter 2021 compared to the corresponding period in 2020 due to higher commercial activities as a result of Winter Storm Uri, partially offset by derivative losses. See "Segment Information – Wholesale Gas Services" herein for additional information. Also see Note (K) to the Condensed Financial Statements under "Southern Company Gas" herein for information regarding the sale of Sequent, which is expected to be completed during the third quarter 2021.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Southern Company Gas' natural gas distribution utilities have various regulatory mechanisms that limit their exposure to weather changes. Southern Company Gas also uses hedges for any remaining exposure to warmer-than-normal weather in Illinois for gas distribution operations and in Illinois and Georgia for gas marketing services; therefore, weather typically does not have a significant net income impact. The following table presents Heating Degree Days information for Illinois and Georgia, the primary locations where Southern Company Gas' operations are impacted by weather.

	First Quarter			2021 vs. normal	2021 vs. 2020
	Normal(*)	2021	2020	colder (warmer)	colder (warmer)
	(in thousands)
Illinois	3,024	2,947	2,759	(2.5)%	6.8%
Georgia	1,326	1,254	1,091	(5.4)%	14.9%
(*)Normal represents the 10-year average from January 1, 2011 through March 31, 2020 for Illinois at Chicago Midway International Airport and for Georgia at Atlanta Hartsfield-Jackson International Airport, based on information obtained from the National Oceanic and Atmospheric Administration, National Climatic Data Center.
The following table provides the number of customers served by Southern Company Gas at March 31, 2021 and 2020:

	March 31,
	2021	2020	2021 vs. 2020
	(in thousands, except market share %)		(% change)
Gas distribution operations	4,335	4,298	0.9%
Gas marketing services
Energy customers(*)	667	638	4.5%
Market share of energy customers in Georgia	28.9%	28.8%	0.3%
(*)Gas marketing services' customers are primarily located in Georgia and Illinois. March 31, 2021 also includes approximately 50,000 customers in Ohio contracted through an annual auction process to serve for 12 months beginning April 1, 2020.
Southern Company Gas anticipates continued customer growth as it expects continued low natural gas prices. Southern Company Gas uses a variety of targeted marketing programs to attract new customers and to retain existing customers.
Cost of Natural Gas

First Quarter 2021 vs. First Quarter 2020
(change in millions)	(% change)
$144	32.8
Excluding Atlanta Gas Light, which does not sell natural gas to end-use customers, natural gas distribution rates include provisions to adjust billings for fluctuations in natural gas costs. Therefore, gas costs recovered through natural gas revenues generally equal the amount expensed in cost of natural gas and do not affect net income from gas distribution operations. Cost of natural gas at gas distribution operations represented 86% of total cost of natural gas for the first quarter 2021. See MANAGEMENT'S DISCUSSION AND ANALYSIS – RESULTS OF OPERATIONS – "Southern Company Gas – Cost of Natural Gas" in Item 7 of the Form 10-K and "Natural Gas Revenues, including Alternative Revenue Programs" herein for additional information.
In the first quarter 2021, cost of natural gas was $583 million compared to $439 million for the corresponding period in 2020. The increase reflects higher volumes sold due to colder weather and higher gas cost recovery in the first quarter 2021 compared to the corresponding period in 2020. The increase also reflects a 38% increase in natural gas prices in the first quarter 2021 compared to the corresponding period in 2020.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
The following table details the volumes of natural gas sold during all periods presented.

	First Quarter		2021 vs. 2020
	2021	2020
Gas distribution operations (mmBtu in millions)
Firm	288	258	11.6%
Interruptible	26	24	8.3
Total	314	282	11.3%
Wholesale gas services (mmBtu in millions/day)
Daily physical sales	7.1	6.9	2.9%
Gas marketing services (mmBtu in millions)
Firm:
Georgia	19	14	35.7%
Illinois	4	5	(20.0)
Other	6	5	20.0
Interruptible large commercial and industrial	4	4	—
Total	33	28	17.9%
Other Operations and Maintenance Expenses

First Quarter 2021 vs. First Quarter 2020
(change in millions)	(% change)
$41	15.9
In the first quarter 2021, other operations and maintenance expenses were $299 million compared to $258 million for the corresponding period in 2020. The increase was primarily due to higher compensation expense at wholesale gas services.
Depreciation and Amortization

First Quarter 2021 vs. First Quarter 2020
(change in millions)	(% change)
$10	8.3
In the first quarter 2021, depreciation and amortization was $130 million compared to $120 million for the corresponding period in 2020. The increase was primarily due to continued infrastructure investments at the natural gas distribution utilities.
Taxes Other Than Income Taxes

First Quarter 2021 vs. First Quarter 2020
(change in millions)	(% change)
$9	12.5
In the first quarter 2021, taxes other than income taxes were $81 million compared to $72 million for the corresponding period in 2020. The increase primarily reflects an increase in revenue tax expenses as a result of higher natural gas revenues at Nicor Gas. These revenue tax expenses are passed directly to customers and have no impact on net income.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Other Income (Expense), Net

First Quarter 2021 vs. First Quarter 2020
(change in millions)	(% change)
$(72)	(800.0)
In the first quarter 2021, other income (expense), net was $63 million of expense compared to $9 million of income for the corresponding period in 2020. The increase in other expense was primarily due to $75 million in charitable contributions in the first quarter 2021.
Income Taxes

First Quarter 2021 vs. First Quarter 2020
(change in millions)	(% change)
$42	53.2
In the first quarter 2021, income taxes were $121 million compared to $79 million for the corresponding period in 2020. The increase was primarily due to higher pre-tax earnings at wholesale gas services and gas distribution operations.
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
Detailed variance explanations of Southern Company Gas' financial performance are provided herein.
Reconciliations of operating income to adjusted operating margin are as follows:

	First Quarter 2021	First Quarter 2020
	(in millions)
Operating Income	$601	$360
Other operating expenses(a)	510	450
Revenue taxes(b)	(53)	(45)
Adjusted Operating Margin	$1,058	$765
(a)Includes other operations and maintenance, depreciation and amortization, and taxes other than income taxes.
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

	First Quarter 2021			First Quarter 2020
	Adjusted Operating Margin(*)	Operating Expenses(*)	Net Income (Loss)	Adjusted Operating Margin(*)	Operating Expenses(*)	Net Income (Loss)
	(in millions)			(in millions)
Gas distribution operations	$644	$357	$183	$595	$340	$164
Gas pipeline investments	8	3	29	8	3	30
Wholesale gas services	297	55	126	50	17	23
Gas marketing services	104	29	56	107	30	57
All other	7	15	4	6	16	1
Intercompany eliminations	(2)	(2)	—	(1)	(1)	—
Consolidated	$1,058	$457	$398	$765	$405	$275
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
In the first quarter 2021, net income increased $19 million, or 11.6%, compared to the corresponding period in 2020. The $49 million increase in adjusted operating margin primarily reflects rate increases for Atlanta Gas Light, Virginia Natural Gas, and Chattanooga Gas and continued investment in infrastructure replacement. The $17 million increase in operating expenses includes higher depreciation primarily due to additional assets placed in service and higher compensation expenses. The $5 million increase in interest expense net of amounts capitalized is primarily due to additional debt issued to finance continued investments. The $6 million increase in income tax expense is primarily due to higher pre-tax earnings. See Note 2 to the financial statements under "Southern Company Gas" in Item 8 of the Form 10-K for additional information.
Gas Pipeline Investments
Gas pipeline investments consists primarily of joint ventures in natural gas pipeline investments including SNG, PennEast Pipeline, Dalton Pipeline, and Atlantic Coast Pipeline (until its sale on March 24, 2020). See Note (E) to the Condensed Financial Statements under "Southern Company Gas" herein and Note 15 to the financial statements under "Southern Company Gas" in Item 8 of the Form 10-K for additional information.

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
In the first quarter 2021, net income increased $103 million, or 447.8%, compared to the corresponding period in 2020. The increase primarily relates to a $247 million increase in adjusted operating margin, partially offset by a $38 million increase in operating expenses primarily related to an increase in variable compensation. The increase was also partially offset by a $75 million increase in other income (expenses) related to higher charitable contributions and a $31 million increase in income tax expense due to higher pre-tax earnings.
Details of the changes in adjusted operating margin are provided in the table below.

	First Quarter 2021	First Quarter 2020
	(in millions)
Commercial activity recognized	$315	$(20)
Gain (loss) on storage derivatives	(2)	(6)
Gain (loss) on transportation and forward commodity derivatives	(15)	77
LOCOM adjustments, net of current period recoveries	(1)	(1)
Adjusted operating margin	$297	$50
Change in Commercial Activity
The commercial activity at wholesale gas services includes recognition of storage and transportation values that were generated in prior periods, which reflect the impact of prior period hedge gains and losses as associated physical transactions occur. The increase in commercial activity in the first quarter 2021 compared to the corresponding period in 2020 was primarily due to natural gas price volatility that was generated by cold weather, particularly in the Midwest and Texas, resulting in wider transportation spreads.
Change in Storage and Transportation Derivatives
Volatility in the natural gas market arises from a number of factors, such as weather fluctuations or changes in supply or demand for natural gas in different regions of the U.S. The volatility of natural gas commodity prices has a significant impact on Southern Company Gas' customer rates, long-term competitive position against other energy sources, and the ability of wholesale gas services to capture value from locational and seasonal spreads. Forward storage or time spreads applicable to the locations of wholesale gas services' specific storage positions in 2021 resulted in storage derivative losses. Transportation and forward commodity derivative losses in the first quarter 2021 are a result of widening transportation spreads.
Withdrawal Schedule and Physical Transportation Transactions
The expected natural gas withdrawals from storage and expected offset to prior hedge losses/gains associated with the transportation portfolio of wholesale gas services are presented in the following table, along with the net operating revenues expected at the time of withdrawal from storage and the physical flow of natural gas between contracted transportation receipt and delivery points. Wholesale gas services' expected net operating revenues exclude storage and transportation demand charges, as well as other variable fuel, withdrawal, receipt, and delivery charges, and exclude estimated profit sharing under asset management agreements. Further, the amounts that are realizable in future periods are based on the inventory withdrawal schedule, planned physical flow of natural gas between the transportation receipt and delivery points, and forward natural gas prices at March 31, 2021. A portion

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
of wholesale gas services' storage inventory and transportation capacity is economically hedged with futures contracts, which results in the realization of substantially fixed net operating revenues.

	Storage withdrawal schedule
	Total storage(a)	Expected net operating gains (losses)(b)	Physical transportation transactions – expected net operating gains (losses)(c)
	(in mmBtu in millions)	(in millions)	(in millions)
2021	11	$6	$—
2022 and thereafter	6	5	15
Total at March 31, 2021	17	$11	$15
(a)At March 31, 2021, the WACOG of wholesale gas services' expected natural gas withdrawals from storage was $1.85 per mmBtu.
(b)Represents expected operating gains from planned storage withdrawals associated with existing inventory positions and could change as wholesale gas services adjusts its daily injection and withdrawal plans in response to changes in future market conditions and forward NYMEX price fluctuations.
(c)Represents the expected net gains during the periods in which the derivatives will be settled and the physical transportation transactions will occur that offset the derivative gains and losses previously recognized.
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
All Other
All other includes natural gas storage businesses, including Jefferson Island through its sale on December 1, 2020, fuels operations through the sale of Southern Company Gas' interest in Pivotal LNG on March 24, 2020, AGL Services Company, and Southern Company Gas Capital, as well as various corporate operating expenses that are not allocated to the reportable segments and interest income (expense) associated with affiliate financing arrangements. See Note 15 to the financial statements under "Southern Company Gas" in Item 8 of the Form 10-K for additional information on the sale of its interest in Pivotal LNG and the sale of Jefferson Island.
Segment Reconciliations
Reconciliations of operating income to adjusted operating margin for the first quarter 2021 and 2020 are reflected in the following tables. See Note (L) to the Condensed Financial Statements herein for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

	First Quarter 2021
	Gas Distribution Operations	Gas Pipeline Investments	Wholesale Gas Services	Gas Marketing Services	All Other	Intercompany Elimination	Consolidated
	(in millions)
Operating Income (Loss)	$287	$5	$242	$75	$(8)	$—	$601
Other operating expenses(a)	410	3	55	29	15	(2)	510
Revenue tax expense(b)	(53)	—	—	—	—	—	(53)
Adjusted Operating Margin	$644	$8	$297	$104	$7	$(2)	$1,058

	First Quarter 2020
	Gas Distribution Operations	Gas Pipeline Investments	Wholesale Gas Services	Gas Marketing Services	All Other	Intercompany Elimination	Consolidated
	(in millions)
Operating Income (Loss)	$255	$5	$33	$77	$(10)	$—	$360
Other operating expenses(a)	385	3	17	30	16	(1)	450
Revenue tax expense(b)	(45)	—	—	—	—	—	(45)
Adjusted Operating Margin	$595	$8	$50	$107	$6	$(1)	$765
(a)Includes other operations and maintenance, depreciation and amortization, and taxes other than income taxes.
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
Global and U.S. economic conditions have been significantly affected by a series of demand and supply shocks that caused a global and national economic recession in 2020. Most prominently, the COVID-19 pandemic has negatively impacted global supply chains and business operations as suppliers continue to experience difficulties keeping up with strong demand for factory goods, which is being driven by low business inventories. The combination of rising inoculation rates in the U.S. population and the recent federal COVID-19 relief package is expected to help boost economic recovery in 2021. The drivers, speed, and depth of the 2020 economic contraction were unprecedented and have reduced energy demand across the Southern Company system's service territory, primarily in the commercial and industrial classes. The negative impacts, which started in late-March 2020, of the COVID-19 pandemic and related recession on the Southern Company system's retail electric sales began to improve in the middle of May 2020; however, retail electric revenues in the first quarter 2021 continued to be negatively impacted by the COVID-19 pandemic. Recovery is expected to continue into the second half of 2021, but responses to the COVID-19 pandemic by both customers and governments could significantly affect the pace of recovery. The ultimate extent of the negative impact on revenues depends on the depth and duration of the economic contraction in

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
the Southern Company system's service territory and cannot be determined at this time. See RESULTS OF OPERATIONS herein for information on COVID-19-related impacts on energy demand in the Southern Company system's service territory during the first quarter 2021.
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
The level of future earnings for Southern Company Gas' primary business of distributing natural gas and its complementary businesses in the gas pipeline investments, wholesale gas services, and gas marketing services sectors depends on numerous factors. These factors include the natural gas distribution utilities' ability to maintain constructive regulatory environments that allow for the timely recovery of prudently-incurred costs, the completion and subsequent operation of ongoing infrastructure and other construction projects, creditworthiness of customers, and Southern Company Gas' ability to optimize its transportation and storage positions and to re-contract storage rates at favorable prices. The volatility of natural gas prices has an impact on Southern Company Gas' customer rates, its long-term competitive position against other energy sources, and the ability of Southern Company Gas' gas marketing services and wholesale gas services businesses to capture value from locational and seasonal spreads. Additionally, changes in commodity prices subject a portion of Southern Company Gas' operations to earnings variability. Over the longer term, volatility is expected to be low to moderate and locational and/or transportation spreads are expected to decrease as new pipelines are built to reduce the existing supply constraints in the shale areas of the Northeast U.S. To the extent these pipelines are delayed or not built, volatility could increase. See Note 3 to the financial statements in Item 8 of the Form 10-K and Note (C) to the Condensed Financial Statements herein under "Other Matters – Southern Company Gas" for additional information on permitting challenges experienced by the PennEast Pipeline. Additional economic factors may contribute to this environment, including a significant drop in oil and natural gas prices, which could lead to consolidation of natural gas producers or reduced levels of natural gas production. In addition, if the COVID-19 pandemic results in continued economic uncertainty for a sustained period, demand for natural gas may decrease, resulting in further downward pressure on natural gas prices and lower volatility in the natural gas markets on a longer-term basis.
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

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
For additional information relating to these issues, see RISK FACTORS in Item 1A and MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL in Item 7 of the Form 10-K.
Environmental Matters
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters" in Item 7 and Note 3 to the financial statements under "Environmental Remediation" in Item 8 of the Form 10-K, as well as Note (C) to the Condensed Financial Statements under "Environmental Remediation" herein, for additional information.
Environmental Laws and Regulations
Water Quality
Alabama Power is assessing the viability of complying with the EPA's steam electric effluent limitations guidelines (ELG) rule (finalized in 2015) and the ELG reconsideration rule (finalized in October 2020) (ELG rules) for certain of its coal units (totaling approximately 2,000 MWs) due to the timing and anticipated cost to comply with the ELG rules. The results of the assessment could accelerate a determination to discontinue or modify operation of the units. Alabama Power will review all of the facts and circumstances and evaluate all alternatives prior to reaching a final determination. The units under evaluation have net book values totaling approximately $2.3 billion at March 31, 2021. Additionally, net capitalized asset retirement costs associated with these facilities totaled approximately $900 million at March 31, 2021. Alabama Power is authorized to establish a regulatory asset to record the unrecovered investment costs, including the plant asset balance and the costs associated with site removal and closure, associated with future unit retirements caused by environmental regulations. The regulatory asset would be amortized and recovered over an affected unit's remaining useful life, as established prior to the decision regarding early retirement, through Rate CNP Compliance. See Note 2 to the financial statements under "Alabama Power – Rate CNP Compliance" and " – Environmental Accounting Order" in Item 8 of the Form 10-K for additional information. The ultimate outcome of this matter cannot be determined at this time.
Regulatory Matters
See OVERVIEW – "Recent Developments" and Note 2 to the financial statements in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements herein for a discussion of regulatory matters related to Alabama Power, Georgia Power, Mississippi Power, and Southern Company Gas, including items that could impact the applicable registrants' future earnings, cash flows, and/or financial condition.
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
See Note 15 to the financial statements in Item 8 of the Form 10-K and Note (K) to the Condensed Financial Statements herein under "Southern Power" for additional information about costs relating to Southern Power's acquisitions that involve construction of renewable energy facilities.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Southern Company Gas is engaged in various infrastructure improvement programs designed to update or expand the natural gas distribution systems of the natural gas distribution utilities to improve reliability and meet operational flexibility and growth. The natural gas distribution utilities recover their investment and a return associated with these infrastructure programs through their regulated rates. See Notes 2 and 3 to the financial statements in Item 8 of the Form 10-K and Notes (B) and (C) to the Condensed Financial Statements herein under "Southern Company Gas" and "Other Matters – Southern Company Gas – PennEast Pipeline Project," respectively, for additional information on Southern Company Gas' construction program.
See FINANCIAL CONDITION AND LIQUIDITY – "Cash Requirements" herein for additional information regarding the Registrants' capital requirements for their construction programs.
General Litigation and Other Matters
The Registrants are involved in various matters being litigated and/or regulatory and other matters that could affect future earnings, cash flows, and/or financial condition. The ultimate outcome of such pending or potential litigation against each Registrant and any subsidiaries or regulatory and other matters cannot be determined at this time; however, for current proceedings and/or matters not specifically reported herein or in Notes (B) and (C) to the Condensed Financial Statements herein, management does not anticipate that the ultimate liabilities, if any, arising from such current proceedings and/or matters would have a material effect on such Registrant's financial statements. See Notes (B) and (C) to the Condensed Financial Statements for a discussion of various contingencies, including matters being litigated, regulatory matters, and other matters which may affect future earnings potential.
Alabama Power
On March 10, 2021, Alabama Power executed a coordinated planning and operations agreement with PowerSouth, with a minimum term of 10 years. The agreement, which includes combined operations (including joint commitment and dispatch), is expected to create energy cost savings and enhanced system reliability for both parties. Projected revenues are expected to offset any increased administrative costs incurred by Alabama Power; therefore, no material impact to net income is expected. Alabama Power has the right to participate in a portion of PowerSouth's future incremental load growth. Implementation of the agreement is subject to certain regulatory approvals, including approvals of the Rural Utilities Service, the SERC Reliability Corporation, and the FERC, and is expected to be completed by March 2022. The ultimate outcome of this matter cannot be determined at this time.
ACCOUNTING POLICIES
See MANAGEMENT'S DISCUSSION AND ANALYSIS – ACCOUNTING POLICIES in Item 7 of the Form 10-K for a complete discussion of the Registrants' critical accounting policies and estimates, as well as recently issued accounting standards.
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
Following milestone extensions in January 2021, Southern Nuclear has been performing additional construction remediation work, primarily related to electrical commodity installations, necessary to ensure quality and design standards are met as system turnovers are completed to support hot functional testing and fuel load for Unit 3. Hot functional testing commenced in late April 2021 and the site work plan currently targets fuel load for Unit 3 in the third quarter 2021 and an in-service date of December 2021. As the site work plan includes minimal margin to these

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
milestone dates, any delay could result in an in-service date in the first quarter 2022 for Unit 3. Achievement of the extended milestone dates established in January 2021 for Unit 4, which are expected to support a regulatory-approved in-service date of November 2022, primarily depends on overall construction productivity and production levels significantly improving as well as appropriate levels of craft laborers, particularly electrical and pipefitter craft labor, being added and maintained.
Considering the factors above, during the first quarter 2021, approximately $84 million of the construction contingency established in the fourth quarter 2020 was assigned to the base capital cost forecast for costs primarily associated with the schedule extension for Unit 3 to December 2021, construction productivity, support resources, and construction remediation work. Georgia Power increased its total capital cost forecast as of March 31, 2021 by adding $48 million to the remaining construction contingency. Georgia Power's revised base capital cost forecast and contingency to complete construction and start-up of Plant Vogtle Units 3 and 4 is $8.62 billion and $0.14 billion, respectively, for a total capital cost forecast of $8.76 billion (net of $1.7 billion received under the Guarantee Settlement Agreement and approximately $188 million in related customer refunds).
After considering the significant level of uncertainty that exists regarding the future recoverability of these costs since the ultimate outcome of these matters is subject to the outcome of future assessments by management, as well as Georgia PSC decisions in future regulatory proceedings, Georgia Power recorded a pre-tax charge to income of $48 million ($36 million after tax) for the increase in the total project capital cost forecast as of March 31, 2021. As and when these amounts are spent, Georgia Power may request the Georgia PSC to evaluate those expenditures for rate recovery.
The ultimate impact of these matters on the construction schedule and budget for Plant Vogtle Units 3 and 4 cannot be determined at this time. See Note (B) to the Condensed Financial Statements under "Georgia Power – Nuclear Construction" herein for additional information.
FINANCIAL CONDITION AND LIQUIDITY
Overview
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Overview" in Item 7 of the Form 10-K for additional information. The financial condition of each Registrant remained stable at March 31, 2021. The Registrants intend to continue to monitor their access to short-term and long-term capital markets as well as their bank credit arrangements to meet future capital and liquidity needs. See "Cash Requirements," "Sources of Capital," and "Financing Activities" herein and Note (K) to the Condensed Financial Statements herein for additional information.
At the end of the first quarter 2021, the market price of Southern Company's common stock was $62.16 per share (based on the closing price as reported on the NYSE) and the book value was $26.90 per share, representing a market-to-book ratio of 231%, compared to $61.43, $26.48, and 232%, respectively, at the end of 2020. Southern Company's common stock dividend for the first quarter 2021 was $0.64 per share compared to $0.62 per share in the first quarter 2020.
Cash Requirements
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Cash Requirements" in Item 7 of the Form 10-K for a description of the Registrants' significant cash requirements.
The Registrants' significant cash requirements include estimated capital expenditures associated with their construction programs. The construction programs are subject to periodic review and revision, and actual construction costs may vary from these estimates because of numerous factors. These factors include: changes in business conditions; changes in load projections; changes in environmental laws and regulations; the outcome of any legal challenges to environmental rules; changes in electric generating plants, including unit retirements and replacements and adding or changing fuel sources at existing electric generating units, to meet regulatory requirements; changes in FERC rules and regulations; state regulatory agency approvals; changes in the expected

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
environmental compliance program; changes in legislation; the cost and efficiency of construction labor, equipment, and materials; project scope and design changes; abnormal weather; delays in construction due to judicial or regulatory action; storm impacts; and the cost of capital. The continued COVID-19 pandemic could also impair the ability to develop, construct, and operate facilities, as discussed further in Item 1A of the Form 10-K. In addition, there can be no assurance that costs related to capital expenditures will be fully recovered. Additionally, expenditures associated with Southern Power's planned acquisitions may vary due to market opportunities and the execution of its growth strategy. See Note 15 to the financial statements in Item 8 of the Form 10-K and Note (K) to the Condensed Financial Statements herein under "Southern Power" for additional information regarding Southern Power's plant acquisitions and construction projects.
The construction program of Georgia Power includes Plant Vogtle Units 3 and 4, which includes components based on new technology that only within the last few years began initial operation in the global nuclear industry at this scale and which may be subject to additional revised cost estimates during construction. See Note 2 to the financial statements in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements herein under "Georgia Power – Nuclear Construction" for information regarding Plant Vogtle Units 3 and 4 and additional factors that may impact construction expenditures.
Long-term debt maturities and the interest payable on long-term debt each represent a significant cash requirement for the Registrants. See "Financing Activities" herein for information on changes in the Registrants' long-term debt balances since December 31, 2020.
Sources of Capital
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Sources of Capital" in Item 7 of the Form 10-K for additional information. Southern Company intends to meet its future capital needs through operating cash flows, borrowings from financial institutions, and debt and equity issuances in the capital markets. Equity capital can be provided from any combination of Southern Company's stock plans, private placements, or public offerings. Southern Company does not expect to issue any equity in the capital markets through 2025. See Note 8 to the financial statements under "Equity Units" in Item 8 of the Form 10-K for information on stock purchase contracts associated with Southern Company's equity units.
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
The amount, type, and timing of any financings in 2021, as well as in subsequent years, will be contingent on investment opportunities and the Registrants' capital requirements and will depend upon prevailing market conditions, regulatory approvals (for certain of the Subsidiary Registrants), and other factors. See "Cash Requirements" and "Financing Activities" herein for additional information.
Southern Power utilizes tax equity partnerships as one of its financing sources, where the tax partner takes significantly all of the federal tax benefits. These tax equity partnerships are consolidated in Southern Power's financial statements and are accounted for using HLBV methodology to allocate partnership gains and losses. In
March 2021, Southern Power obtained tax equity funding for the Deuel Harvest wind facility and received proceeds of $220 million. In addition, during the first three months of 2021, Southern Power received tax equity funding totaling $17 million from existing partnerships. See Note 1 to the financial statements under "General" in Item 8 of the Form 10-K and Note (K) to the Condensed Financial Statements under "Southern Power" herein for additional information.
By regulation, Nicor Gas is restricted, to the extent of its retained earnings balance, in the amount it can dividend or loan to affiliates and is not permitted to make money pool loans to affiliates. At March 31, 2021, the amount of subsidiary retained earnings restricted to dividend totaled $1.1 billion. This restriction did not impact Southern

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Company Gas' ability to meet its cash obligations, nor does management expect such restriction to materially impact Southern Company Gas' ability to meet its currently anticipated cash obligations.
Certain Registrants' current liabilities frequently exceed their current assets because of long-term debt maturities and the periodic use of short-term debt as a funding source, as well as significant seasonal fluctuations in cash needs. The Registrants generally plan to refinance long-term debt as it matures. The following table shows the amount by which current liabilities exceeded current assets at March 31, 2021 for the applicable Registrants:

At March 31, 2021	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Company Gas
	(in millions)
Current liabilities in excess of current assets	$2,117	$120	$699	$514	$166
The Registrants believe the need for working capital can be adequately met by utilizing operating cash flows, as well as commercial paper, lines of credit, and short-term bank notes, as market conditions permit. In addition, under certain circumstances, the Subsidiary Registrants may utilize equity contributions and/or loans from Southern Company.
Bank Credit Arrangements
At March 31, 2021, the Registrants' unused committed credit arrangements with banks were as follows:

At March 31, 2021	Southern Company parent	Alabama Power	Georgia Power	Mississippi Power	Southern Power(a)	Southern Company Gas(b)	SEGCO	Southern Company
	(in millions)
Unused committed credit	$1,999	$1,328	$1,728	$250	$568	$1,745	$30	$7,648
(a)At March 31, 2021, Southern Power also had two continuing letters of credit facilities for standby letters of credit, of which $13 million was unused. Southern Power's subsidiaries are not parties to its bank credit arrangements or letter of credit facilities.
(b)Includes $1.045 billion and $700 million at Southern Company Gas Capital and Nicor Gas, respectively.
Subject to applicable market conditions, the Registrants, Nicor Gas, and SEGCO expect to renew or replace their bank credit arrangements as needed, prior to expiration. In connection therewith, the Registrants, Nicor Gas, and SEGCO may extend the maturity dates and/or increase or decrease the lending commitments thereunder.
A portion of the unused credit with banks is allocated to provide liquidity support to the revenue bonds of the traditional electric operating companies and the commercial paper programs of the Registrants, Nicor Gas, and SEGCO. The amount of variable rate revenue bonds of the traditional electric operating companies outstanding requiring liquidity support at March 31, 2021 was approximately $1.4 billion (comprised of approximately $854 million at Alabama Power, $550 million at Georgia Power, and $34 million at Mississippi Power). In addition, at March 31, 2021, Georgia Power and Mississippi Power had approximately $174 million and $50 million, respectively, of fixed rate revenue bonds outstanding that are required to be remarketed within the next 12 months.
See Note 8 to the financial statements in Item 8 of the Form 10-K and Note (F) to the Condensed Financial Statements herein under "Bank Credit Arrangements" for additional information.

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

	Short-term Debt at March 31, 2021		Short-term Debt During the Period(*)
	Amount Outstanding	Weighted Average Interest Rate	Average Amount Outstanding	Weighted Average Interest Rate	Maximum Amount Outstanding
	(in millions)		(in millions)		(in millions)
Southern Company	$1,092	0.3%	$998	0.2%	$1,520
Alabama Power	—	—	46	0.1	200
Georgia Power	205	0.2	51	0.2	230
Mississippi Power	54	0.2	20	0.2	64
Southern Power	315	0.2	147	0.2	520
Southern Company Gas:
Southern Company Gas Capital	$—	—%	$221	0.2%	$345
Nicor Gas	497	0.5	120	0.3	520
Southern Company Gas Total	$497	0.5%	$341	0.3%
(*)Average and maximum amounts are based upon daily balances during the three-month period ended March 31, 2021.
Analysis of Cash Flows
Net cash flows provided from (used for) operating, investing, and financing activities for the three months ended March 31, 2021 and 2020 are presented in the following table:

Net cash provided from (used for):	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Three Months Ended March 31, 2021
Operating activities	$1,242	$214	$489	$(38)	$187	$550
Investing activities	(2,243)	(466)	(913)	(67)	(504)	(308)
Financing activities	1,734	341	444	90	478	50

Three Months Ended March 31, 2020
Operating activities	$894	$155	$213	$(17)	$83	$643
Investing activities	(889)	(424)	(795)	(71)	600	(193)
Financing activities	185	273	742	(98)	(632)	(185)
Fluctuations in cash flows from financing activities vary from year to year based on capital needs and the maturity or redemption of securities.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Southern Company
Net cash provided from operating activities increased $0.3 billion for the three months ended March 31, 2021 as compared to the corresponding period in 2020 primarily due to the timing of vendor payments and customer bill credits issued in February 2020 at Georgia Power associated with Tax Reform, partially offset by under recovered natural gas costs at Southern Company Gas resulting from Winter Storm Uri.
The net cash used for investing activities for the three months ended March 31, 2021 was primarily related to the Subsidiary Registrants' construction programs.
The net cash provided from financing activities for the three months ended March 31, 2021 was primarily related to net issuances of long-term debt, short-term bank loans, and commercial paper, partially offset by common stock dividend payments.
Alabama Power
Net cash provided from operating activities increased $59 million for the three months ended March 31, 2021 as compared to the corresponding period in 2020 primarily due to an increase in retail revenues associated with an increase in Rate RSE effective in January 2021 and colder weather in Alabama Power's service territory in the first quarter 2021 compared to the corresponding period in 2020, as well as the timing of fossil fuel stock and materials and supplies purchases, partially offset by lower fuel cost recovery and the timing of receivable collections.
The net cash used for investing activities for the three months ended March 31, 2021 was primarily related to gross property additions.
The net cash provided from financing activities for the three months ended March 31, 2021 was primarily related to a capital contribution from Southern Company, partially offset by common stock dividend payments.
Georgia Power
Net cash provided from operating activities increased $276 million for the three months ended March 31, 2021 as compared to the corresponding period in 2020 primarily due to the timing of customer receivable collections, as well as customer bill credits issued in February 2020 associated with Tax Reform.
The net cash used for investing activities for the three months ended March 31, 2021 was primarily related to gross property additions, including a total of approximately $350 million related to the construction of Plant Vogtle Units 3 and 4. See Note (B) to the Condensed Financial Statements under "Georgia Power – Nuclear Construction" herein for additional information on construction of Plant Vogtle Units 3 and 4.
The net cash provided from financing activities for the three months ended March 31, 2021 was primarily related to net issuances of senior notes, capital contributions from Southern Company, and an increase in notes payable, partially offset by common stock dividend payments.
Mississippi Power
Net cash used for operating activities increased $21 million for the three months ended March 31, 2021 as compared to the corresponding period in 2020 primarily due to the timing of ad valorem tax payments.
The net cash used for investing activities for the three months ended March 31, 2021 was primarily related to gross property additions.
The net cash provided from financing activities for the three months ended March 31, 2021 was primarily related to capital contributions from Southern Company and an increase in commercial paper borrowings, partially offset by common stock dividend payments.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Southern Power
Net cash provided from operating activities increased $104 million for the three months ended March 31, 2021 as compared to the corresponding period in 2020 primarily due to the timing of payments to PPA counterparties and the timing of receipts from affiliated companies.
The net cash used for investing activities for the three months ended March 31, 2021 was primarily related to the acquisition of the Deuel Harvest wind facility and ongoing construction activities. See Note (K) to the Condensed Financial Statements under "Southern Power" herein for additional information.
The net cash provided from financing activities for the three months ended March 31, 2021 was primarily related to the issuance of senior notes, net capital contributions from noncontrolling interests, and an increase in commercial paper borrowings, partially offset by a return of capital to Southern Company and common stock dividend payments.
Southern Company Gas
Net cash provided from operating activities decreased $93 million for the three months ended March 31, 2021 as compared to the corresponding period in 2020 primarily due to natural gas cost under recovery, reflecting an increase in the cost of gas purchased during Winter Storm Uri, and the timing of customer receivable collections, partially offset by temporary LIFO liquidation, and the timing of vendor payments.
The net cash used for investing activities for the three months ended March 31, 2021 was primarily related to construction of transportation and distribution assets recovered through base rates and infrastructure investment recovered through replacement programs at gas distribution operations.
The net cash provided from financing activities for the three months ended March 31, 2021 was primarily related to the issuance of short-term debt and capital contributions from Southern Company, partially offset by common stock dividend payments and repayments of commercial paper borrowings.
Significant Balance Sheet Changes
Southern Company
Significant balance sheet changes for the three months ended March 31, 2021 included:
•an increase of $1.7 billion in long-term debt (including amounts due within one year) related to new issuances;
•an increase of $1.4 billion in total property, plant, and equipment primarily related to the Subsidiary Registrants' construction programs, as well as Southern Power's acquisition of the Deuel Harvest wind facility;
•an increase of $0.8 billion in total stockholders' equity primarily related to net income, partially offset by common stock dividend payments;
•an increase of $0.7 billion in accumulated deferred income taxes primarily related to the expected utilization of tax credits in 2021;
•an increase of $0.7 billion in cash and cash equivalents, as discussed further under "Analysis of Cash Flows – Southern Company" herein;
•an increase of $0.5 billion in natural gas cost under recovery, which was impacted by an increase in Southern Company Gas' cost of gas purchased during Winter Storm Uri; and
•an increase of $0.5 billion in notes payable related to net issuances of short-term bank debt and commercial paper.
See "Financing Activities" herein and Notes (B) and (K) to the Condensed Financial Statements herein for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Alabama Power
Significant balance sheet changes for the three months ended March 31, 2021 included:
•an increase of $716 million in common stockholder's equity primarily due to capital contributions from Southern Company;
•an increase of $269 million in total property, plant, and equipment primarily related to construction of distribution and transmission facilities and the installation of equipment to comply with environmental standards; and
•a decrease of $153 million in other accounts payable primarily due to the timing of vendor payments.
Georgia Power
Significant balance sheet changes for the three months ended March 31, 2021 included:
•an increase of $547 million in total property, plant, and equipment primarily related to the construction of generation, transmission, and distribution facilities, including $291 million for Plant Vogtle Units 3 and 4 (net of a pre-tax charge of $48 million for an estimated probable loss);
•an increase of $395 million in long-term debt (including securities due within one year) primarily due to a net increase in outstanding senior notes; and
•an increase of $273 million in common stockholder's equity primarily due to capital contributions from Southern Company.
See "Financing Activities – Georgia Power" herein and Note (B) to the Condensed Financial Statements under "Georgia Power – Nuclear Construction" herein for additional information.
Mississippi Power
Significant balance sheet changes for the three months ended March 31, 2021 included:
•an increase of $106 million in common stockholder's equity primarily from capital contributions from Southern Company and
•a decrease of $75 million in accrued taxes primarily due to the payment of ad valorem taxes.
Southern Power
Significant balance sheet changes for the three months ended March 31, 2021 included:
•an increase of $409 million in property, plant, and equipment in service primarily due to the acquisition of the Deuel Harvest wind facility;
•an increase of $357 million in prepaid income taxes, a decrease of $262 million in accumulated deferred income tax assets, and a $107 million increase in accumulated deferred income tax liabilities primarily related to the expected utilization of ITCs in 2021; and
•an increase of $337 million in long-term debt primarily related to the issuance of senior notes.
See "Financing Activities – Southern Power" herein and Note (K) to the Condensed Financial Statements herein for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Southern Company Gas
Significant balance sheet changes for the three months ended March 31, 2021 included:
•increases of $487 million in natural gas cost under recovery, $171 million in other regulatory assets, deferred, and $162 million in accumulated deferred income taxes, all primarily related to natural gas cost under recovery, reflecting an increase in the cost of gas purchased during Winter Storm Uri;
•an increase of $327 million in common stockholder's equity primarily related to net income and capital contributions from Southern Company, partially offset by dividends paid to Southern Company;
•an increase of $292 million in cash and cash equivalents, as discussed further under "Analysis of Cash Flows – Southern Company Gas" herein;
•a decrease of $263 million in natural gas for sale due to higher volumes of natural gas sold;
•an increase of $194 million in temporary LIFO liquidation due to higher natural gas prices during Winter Storm Uri;
•an increase of $173 million in notes payable due to issuances of short-term borrowings; and
•an increase of $171 million in total property, plant, and equipment primarily related to the construction of transportation and distribution assets recovered through base rates and infrastructure investment recovered through replacement programs.
See "Financing Activities – Southern Company Gas" herein and Note (B) to the Condensed Financial Statements herein for additional information.
Financing Activities
The following table outlines the Registrants' long-term debt financing activities for the first three months of 2021:

	Senior Notes
Company	Issuances	Maturities, Redemptions, and Repurchases	Other Long-Term Debt Redemptions and Maturities(*)
	(in millions)
Southern Company parent	$1,000	$—	$—
Georgia Power	750	325	26
Southern Power	400	—	—
Southern Company Gas	—	—	30
Other	—	—	3
Southern Company	$2,150	$325	$59
(*)Includes reductions in finance lease obligations resulting from cash payments under finance leases and, for Georgia Power, principal amortization payments for FFB borrowings.
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
Southern Company
During the first three months of 2021, Southern Company issued approximately 2.2 million shares of common stock primarily through employee equity compensation plans and received proceeds of approximately $14 million.
In January 2021, Southern Company borrowed $25 million pursuant to a short-term uncommitted bank credit arrangement, which it repaid in March 2021.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
In February 2021, Southern Company issued $600 million aggregate principal amount of Series 2021A 0.60% Senior Notes due February 26, 2024 and $400 million aggregate principal amount of Series 2021B 1.75% Senior Notes due March 15, 2028.
Alabama Power
In March 2021, Alabama Power extended the maturity dates from March 2021 to March 2026 on its three bank term loan agreements with an aggregate principal amount of $45 million, bearing interest based on three-month LIBOR.
Georgia Power
In February 2021, Georgia Power issued $750 million aggregate principal amount of Series 2021A 3.25% Senior Notes due March 15, 2051. An amount equal to the net proceeds of the senior notes is being allocated to finance or refinance, in whole or in part, one or more renewable energy projects and/or expenditures and programs related to enabling opportunities for diverse and small businesses/suppliers.
In March 2021, Georgia Power redeemed all $325 million aggregate principal amount of its Series 2016B 2.40% Senior Notes due April 1, 2021.
Also in March 2021, Georgia Power extended the maturity date of its $125 million term loan from June 2021 to June 2022.
During the three months ended March 31, 2021, Georgia Power made principal amortization payments of $25 million under the FFB Credit Facilities. At March 31, 2021, the outstanding principal balance under the FFB Credit Facilities was $4.6 billion. See Note 8 to the financial statements under "Long-Term Debt – DOE Loan Guarantee Borrowings" in Item 8 of the Form 10-K for additional information.
Southern Power
In January 2021, Southern Power issued $400 million aggregate principal amount of Series 2021A 0.90% Senior Notes due January 15, 2026. An amount equal to the net proceeds of the senior notes is being allocated to finance or refinance, in whole or in part, one or more renewable energy projects.
Southern Company Gas
In February 2021, Atlanta Gas Light repaid at maturity $30 million aggregate principal amount of 9.1% medium-term notes.
In March 2021, Nicor Gas entered into three short-term floating rate bank loans in an aggregate principal amount of $300 million, each bearing interest based on one-month LIBOR.
Credit Rating Risk
At March 31, 2021, the Registrants did not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade.
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

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
The maximum potential collateral requirements under these contracts at March 31, 2021 were as follows:

Credit Ratings	Southern Company(*)	Alabama Power	Georgia Power	Mississippi Power	Southern Power(*)	Southern Company Gas
	(in millions)
At BBB and/or Baa2	$38	$1	$—	$—	$37	$—
At BBB- and/or Baa3	433	2	61	1	371	—
At BB+ and/or Ba1 or below	1,938	366	965	308	1,210	10
(*)Southern Power has PPAs that could require collateral, but not accelerated payment, in the event of a downgrade of Southern Power's credit. The PPAs require credit assurances without stating a specific credit rating. The amount of collateral required would depend upon actual losses resulting from a credit downgrade. Southern Power had $105 million of cash collateral posted related to PPA requirements at March 31, 2021.
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
Market Price Risk
Other than the Southern Company Gas items discussed below, there were no material changes to the Registrants' disclosures about market price risk during the first quarter 2021. For an in-depth discussion of Southern Company Gas' market price risks, see MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Market Price Risk" in Item 7 of the Form 10-K. Also see Notes (I) and (J) to the Condensed Financial Statements herein for information relating to derivative instruments.
Southern Company Gas is exposed to market risks, including commodity price risk, interest rate risk, and weather risk. Due to various cost recovery mechanisms, the natural gas distribution utilities that sell natural gas directly to end-use customers continue to have limited exposure to market volatility of natural gas prices. Certain of the natural gas distribution utilities manage fuel-hedging programs implemented per the guidelines of their respective state regulatory agencies to hedge the impact of market fluctuations in natural gas prices for customers. In addition, certain of Southern Company Gas' non-regulated operations routinely utilize various types of derivative instruments to economically hedge certain commodity price and weather risks inherent in the natural gas industry. These instruments include a variety of exchange-traded and over-the-counter energy contracts, such as forward contracts, futures contracts, options contracts, and swap agreements. Some of these economic hedge activities may not qualify, or may not be designated, for hedge accounting treatment.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
For the periods presented below, the changes in net fair value of Southern Company Gas' energy-related derivative contracts were as follows:

	First Quarter 2021	First Quarter 2020
	(in millions)
Contracts outstanding at beginning of period, assets (liabilities), net	$101	$70
Contracts realized or otherwise settled	(48)	(91)
Current period changes(*)	(13)	59
Contracts outstanding at the end of period, assets (liabilities), net	$40	$38
Netting of cash collateral	27	128
Cash collateral and net fair value of contracts outstanding at end of period	$67	$166
(*)Current period changes also include the fair value of new contracts entered into during the period, if any.
The maturities of Southern Company Gas' derivative contracts at March 31, 2021 were as follows:

	Fair Value Measurements of Contracts at
	March 31, 2021
	Total Fair Value	Maturity
		2021	2022 – 2023	2024 – 2025
	(in millions)
Level 1(a)	$13	$11	$(12)	$14
Level 2(b)	(1)	(1)	(2)	2
Level 3(c)	28	9	8	11
Fair value of contracts outstanding at end of period(d)	$40	$19	$(6)	$27
(a)Valued using NYMEX futures prices.
(b)Valued using basis transactions that represent the cost to transport natural gas from a NYMEX delivery point to the contract delivery point. These transactions are based on quotes obtained either through electronic trading platforms or directly from brokers.
(c)Valued using a combination of observable and unobservable inputs.
(d)Excludes cash collateral of $27 million.
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

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Southern Company Gas' wholesale gas services segment had the following VaRs at March 31:

	2021	2020
	(in millions)
Period end(*)	$1.1	$4.2
Average	3.2	2.1
High(*)	55.3	4.2
Low	0.9	1.3
(*)The VaR at March 31, 2021 reflects significant natural gas price increases in Sequent's key markets driven by a disruption in natural gas supplies and an increase in usage due to Winter Storm Uri that extended from the Gulf Coast to across the mid-west. VaR returned to typical levels as temperatures and natural gas supplies normalized.

    Table of Contents                                Index to Financial Statements
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
During the three months ended March 31, 2021, there were no material changes to Southern Company's, Alabama Power's, Georgia Power's, Mississippi Power's, and Southern Power's disclosures about market risk. For additional market risk disclosures relating to Southern Company Gas, see MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Market Price Risk" herein. For an in-depth discussion of each Registrant's market risks, see MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Market Price Risk" in Item 7 of the Form 10-K and Note 1 to the financial statements under "Financial Instruments" and Notes 13 and 14 to the financial statements in Item 8 of the Form 10-K, as well as Notes (I) and (J) to the Condensed Financial Statements herein.
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
There have been no changes in Southern Company's, Alabama Power's, Georgia Power's, Mississippi Power's, Southern Power's, or Southern Company Gas' internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the first quarter 2021 that have materially affected or are reasonably likely to materially affect Southern Company's, Alabama Power's, Georgia Power's, Mississippi Power's, Southern Power's, or Southern Company Gas' internal control over financial reporting.

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
Twenty-Second Supplemental Indenture to Senior Note Indenture dated as of February 26, 2021, providing for amendments to the Senior Note Indenture and for the issuance of the Series 2021A 0.60% Senior Notes due February 26, 2024. (Designated in Form 8-K dated February 23, 2021, File No. 1-3526, as Exhibit 4.4(a))

		(a)2	-
Twenty-Third Supplemental Indenture to Senior Note Indenture dated as of February 26, 2021, providing for the issuance of the Series 2021B 1.75% Senior Notes due March 15, 2028. (Designated in Form 8-K dated February 23, 2021, File No. 1-3526, as Exhibit 4.4(b))

Georgia Power

		(b)	-
Sixty-Third Supplemental Indenture to Senior Note Indenture dated as of February 26, 2021, providing for amendments to the Senior Note Indenture and for the issuance of the Series 2021A 3.25% Senior Notes due March 15, 2051. (Designated in Form 8-K dated February 22, 2021, File No. 1-6468, as Exhibit 4.2)

(10) Material Contracts

Southern Company

#	*	(a)	-	Amendment No. 2 to The Southern Company Change in Control Benefits Protection Plan, effective as of February 26, 2021.

Alabama Power

#		(b)	-	Amendment No. 2 to The Southern Company Change in Control Benefits Protection Plan, effective as of February 26, 2021. See Exhibit 10(a) herein.

(24) Power of Attorney and Resolutions

Southern Company

		(a)	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2020, File No. 1-3526 as Exhibit 24(a).)

Alabama Power

		(b)	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2020, File No. 1-3164 as Exhibit 24(b).)

    Table of Contents                                Index to Financial Statements

Georgia Power

	(c)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2020, File No. 1-6468 as Exhibit 24(c)1.)

	(c)2	-	Power of Attorney of Daniel S. Tucker. (Designated in the Form 10-K for the year ended December 31, 2020, File No. 1-6468 as Exhibit 24(c)2.)

Mississippi Power

	(d)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2020, File No. 001-11229 as Exhibit 24(d)1.)

Southern Power

	(e)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2020, File No. 001-37803 as Exhibit 24(e)1.)

Southern Company Gas

	(f)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2020, File No. 1-14174 as Exhibit 24(f)1.)

	(f)2	-	Power of Attorney of David P. Poroch. (Designated in the Form 10-K for the year ended December 31, 2020, File No. 1-14174 as Exhibit 24(f)2.)

(31) Section 302 Certifications

Southern Company

*	(a)1	-	Certificate of Southern Company's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(a)2	-	Certificate of Southern Company's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Alabama Power

*	(b)1	-	Certificate of Alabama Power's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(b)2	-	Certificate of Alabama Power's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Georgia Power

*	(c)1	-	Certificate of Georgia Power's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(c)2	-	Certificate of Georgia Power's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Mississippi Power

*	(d)1	-	Certificate of Mississippi Power's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(d)2	-	Certificate of Mississippi Power's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

    Table of Contents                                Index to Financial Statements

Southern Power

*	(e)1	-	Certificate of Southern Power Company's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(e)2	-	Certificate of Southern Power Company's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Southern Company Gas

*	(f)1	-	Certificate of Southern Company Gas' Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(f)2	-	Certificate of Southern Company Gas' Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(32) Section 906 Certifications

Southern Company

*	(a)	-	Certificate of Southern Company's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Alabama Power

*	(b)	-	Certificate of Alabama Power's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Georgia Power

*	(c)	-	Certificate of Georgia Power's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Mississippi Power

*	(d)	-	Certificate of Mississippi Power's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Southern Power

*	(e)	-	Certificate of Southern Power Company's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Southern Company Gas

*	(f)	-	Certificate of Southern Company Gas' Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

(101) Interactive Data Files

*	INS	-	XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
*	SCH	-	XBRL Taxonomy Extension Schema Document
*	CAL	-	XBRL Taxonomy Calculation Linkbase Document
*	DEF	-	XBRL Definition Linkbase Document
*	LAB	-	XBRL Taxonomy Label Linkbase Document
*	PRE	-	XBRL Taxonomy Presentation Linkbase Document

(104) Cover Page Interactive Data File
*			Formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.

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
Date: April 28, 2021

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
Date: April 28, 2021

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
Chairman and Chief Executive Officer
(Principal Executive Officer)

By	Daniel S. Tucker
Executive Vice President, Chief Financial Officer, and Treasurer
(Principal Financial Officer)

By	/s/ Melissa K. Caen
(Melissa K. Caen, Attorney-in-fact)
Date: April 28, 2021

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
Date: April 28, 2021

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
Date: April 28, 2021

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
Date: April 28, 2021