Form 10-Q
period 2021-06-30
SOUTHERN CO; GEORGIA POWER CO; SOUTHERN POWER CO; SOUTHERN Co GAS; ALABAMA POWER CO; MISSISSIPPI POWER CO
filed 2021-07-29
CIK 92122, 41091, 1160661, 1004155, 3153, 66904

    Table of Contents                                Index to Financial Statements
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR
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

Registrant	Description of Common Stock	Shares Outstanding at June 30, 2021
The Southern Company	Par Value $5 Per Share	1,058,825,814
Alabama Power Company	Par Value $40 Per Share	30,537,500
Georgia Power Company	Without Par Value	9,261,500
Mississippi Power Company	Without Par Value	1,121,000
Southern Power Company	Par Value $0.01 Per Share	1,000
Southern Company Gas	Par Value $0.01 Per Share	100
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

    Table of Contents                                Index to Financial Statements
TABLE OF CONTENTS

		Page

	Definitions	4
	Cautionary Statement Regarding Forward-Looking Information	8

	PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	10
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	97
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	156
Item 4.	Controls and Procedures	156

	PART II—OTHER INFORMATION

Item 1.	Legal Proceedings	157
Item 1A.	Risk Factors	157
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	Inapplicable
Item 3.	Defaults Upon Senior Securities	Inapplicable
Item 4.	Mine Safety Disclosures	Inapplicable
Item 5.	Other Information	Inapplicable
Item 6.	Exhibits	157

	Signatures	161

    Table of Contents                                Index to Financial Statements

DEFINITIONS

Term	Meaning
2019 ARP	Alternate Rate Plan approved by the Georgia PSC in 2019 for Georgia Power for the years 2020 through 2022
AFUDC	Allowance for funds used during construction
Alabama Power	Alabama Power Company
Amended and Restated Loan Guarantee Agreement	Loan guarantee agreement entered into by Georgia Power with the DOE in 2014, as amended and restated in March 2019, under which the proceeds of borrowings may be used to reimburse Georgia Power for Eligible Project Costs incurred in connection with its construction of Plant Vogtle Units 3 and 4
ARO	Asset retirement obligation
Atlanta Gas Light	Atlanta Gas Light Company, a wholly-owned subsidiary of Southern Company Gas
Atlantic Coast Pipeline	Atlantic Coast Pipeline, LLC, a joint venture to construct and operate a natural gas pipeline in which Southern Company Gas held a 5% interest through March 24, 2020
Bechtel	Bechtel Power Corporation, the primary contractor for the remaining construction activities for Plant Vogtle Units 3 and 4
Bechtel Agreement	The 2017 construction completion agreement between the Vogtle Owners and Bechtel
CCR	Coal combustion residuals
Chattanooga Gas	Chattanooga Gas Company, a wholly-owned subsidiary of Southern Company Gas
COD	Commercial operation date
Contractor Settlement Agreement	The December 31, 2015 agreement between Westinghouse and the Vogtle Owners resolving disputes between the Vogtle Owners and the EPC Contractor under the Vogtle 3 and 4 Agreement
COVID-19	The novel coronavirus disease declared a pandemic by the World Health Organization and the Centers for Disease Control and Prevention in March 2020
CWIP	Construction work in progress
Dalton	City of Dalton, Georgia, an incorporated municipality in the State of Georgia, acting by and through its Board of Water, Light, and Sinking Fund Commissioners
Dalton Pipeline	A pipeline facility in Georgia in which Southern Company Gas has a 50% undivided ownership interest
DOE	U.S. Department of Energy
ECCR	Georgia Power's Environmental Compliance Cost Recovery tariff
ECO Plan	Mississippi Power's environmental compliance overview plan
ELG Rules	The EPA's steam electric effluent limitations guidelines (ELG) rule (finalized in 2015) and the ELG reconsideration rule (finalized in October 2020)
Eligible Project Costs	Certain costs of construction relating to Plant Vogtle Units 3 and 4 that are eligible for financing under the loan guarantee program established under Title XVII of the Energy Policy Act of 2005
EPA	U.S. Environmental Protection Agency
EPC Contractor	Westinghouse and its affiliate, WECTEC Global Project Services Inc.; the former engineering, procurement, and construction contractor for Plant Vogtle Units 3 and 4
FERC	Federal Energy Regulatory Commission
FFB	Federal Financing Bank
FFB Credit Facilities	Note purchase agreements among the DOE, Georgia Power, and the FFB and related promissory notes which provide for two multi-advance term loan facilities
Fitch	Fitch Ratings, Inc.
Form 10-K	Annual Report on Form 10-K of Southern Company, Alabama Power, Georgia Power, Mississippi Power, Southern Power, and Southern Company Gas for the year ended December 31, 2020, as applicable
GAAP	U.S. generally accepted accounting principles
Georgia Power	Georgia Power Company
GRAM	Atlanta Gas Light's Georgia Rate Adjustment Mechanism

    Table of Contents                                Index to Financial Statements

DEFINITIONS
(continued)

Term	Meaning
Guarantee Settlement Agreement	The June 9, 2017 settlement agreement between the Vogtle Owners and Toshiba related to certain payment obligations of the EPC Contractor guaranteed by Toshiba
Gulf Power	Gulf Power Company, until January 1, 2019 a wholly-owned subsidiary of Southern Company; effective January 1, 2021, Gulf Power Company merged with and into Florida Power and Light Company, with Florida Power and Light Company remaining as the surviving company
Heating Degree Days	A measure of weather, calculated when the average daily temperatures are less than 65 degrees Fahrenheit
Heating Season	The period from November through March when Southern Company Gas' natural gas usage and operating revenues are generally higher
HLBV	Hypothetical liquidation at book value
IGCC	Integrated coal gasification combined cycle, the technology originally approved for Mississippi Power's Kemper County energy facility
IIC	Intercompany Interchange Contract
IRP	Integrated resource plan
ITAAC	Inspections, Tests, Analyses, and Acceptance Criteria, standards established by the NRC
ITC	Investment tax credit
JEA	Jacksonville Electric Authority
Jefferson Island	Jefferson Island Storage and Hub, L.L.C, which owns a natural gas storage facility in Louisiana consisting of two salt dome caverns; a subsidiary of Southern Company Gas through December 1, 2020
KWH	Kilowatt-hour
LIBOR	London Interbank Offered Rate
LIFO	Last-in, first-out
LOCOM	Lower of weighted average cost or current market price
LTSA	Long-term service agreement
Marketers	Marketers selling retail natural gas in Georgia and certificated by the Georgia PSC
MEAG Power	Municipal Electric Authority of Georgia
Mississippi Power	Mississippi Power Company
Mississippi Power Rate Case Settlement Agreement	Settlement agreement between Mississippi Power and the Mississippi Public Utilities Staff approved by the Mississippi PSC in March 2020 related to Mississippi Power's base rate case filed in 2019
mmBtu	Million British thermal units
Moody's	Moody's Investors Service, Inc.
MRA	Municipal and Rural Associations
MW	Megawatt
natural gas distribution utilities	Southern Company Gas' natural gas distribution utilities (Nicor Gas, Atlanta Gas Light, Virginia Natural Gas, and Chattanooga Gas)
NCCR	Georgia Power's Nuclear Construction Cost Recovery
NDR	Alabama Power's Natural Disaster Reserve
Nicor Gas	Northern Illinois Gas Company, a wholly-owned subsidiary of Southern Company Gas
NRC	U.S. Nuclear Regulatory Commission
NYMEX	New York Mercantile Exchange, Inc.
OCI	Other comprehensive income
PennEast Pipeline	PennEast Pipeline Company, LLC, a joint venture to construct and operate a natural gas pipeline in which Southern Company Gas has a 20% ownership interest
PEP	Mississippi Power's Performance Evaluation Plan
Pivotal LNG	Pivotal LNG, Inc., through March 24, 2020, a wholly-owned subsidiary of Southern Company Gas
PowerSecure	PowerSecure, Inc., a wholly-owned subsidiary of Southern Company

    Table of Contents                                Index to Financial Statements

DEFINITIONS
(continued)

Term	Meaning
PowerSouth	PowerSouth Energy Cooperative
PPA	Power purchase agreements, as well as, for Southern Power, contracts for differences that provide the owner of a renewable facility a certain fixed price for the electricity sold to the grid
PSC	Public Service Commission
PTC	Production tax credit
Rate CNP	Alabama Power's Rate Certificated New Plant, consisting of Rate CNP New Plant, Rate CNP Compliance, and Rate CNP PPA
Rate ECR	Alabama Power's Rate Energy Cost Recovery
Rate RSE	Alabama Power's Rate Stabilization and Equalization
Registrants	Southern Company, Alabama Power, Georgia Power, Mississippi Power, Southern Power Company, and Southern Company Gas
ROE	Return on equity
S&P	S&P Global Ratings, a division of S&P Global Inc.
SAVE	Steps to Advance Virginia's Energy, an infrastructure replacement program at Virginia Natural Gas
SCS	Southern Company Services, Inc., the Southern Company system service company and a wholly-owned subsidiary of Southern Company
SEC	U.S. Securities and Exchange Commission
SEGCO	Southern Electric Generating Company, 50% owned by each of Alabama Power and Georgia Power
Sequent	Sequent Energy Management, L.P. and Sequent Energy Canada Corp., until July 1, 2021, wholly-owned subsidiaries of Southern Company Gas
SNG	Southern Natural Gas Company, L.L.C., a pipeline system in which Southern Company Gas has a 50% ownership interest
Southern Company	The Southern Company
Southern Company Gas	Southern Company Gas and its subsidiaries
Southern Company Gas Capital	Southern Company Gas Capital Corporation, a 100%-owned subsidiary of Southern Company Gas
Southern Company power pool	The operating arrangement whereby the integrated generating resources of the traditional electric operating companies and Southern Power (excluding subsidiaries) are subject to joint commitment and dispatch in order to serve their combined load obligations
Southern Company system	Southern Company, the traditional electric operating companies, Southern Power, Southern Company Gas, Southern Electric Generating Company, Southern Nuclear, SCS, Southern Communications Services, Inc., PowerSecure, and other subsidiaries
Southern Holdings	Southern Company Holdings, Inc., a wholly-owned subsidiary of Southern Company
Southern Nuclear	Southern Nuclear Operating Company, Inc., a wholly-owned subsidiary of Southern Company
Southern Power	Southern Power Company and its subsidiaries
SouthStar	SouthStar Energy Services, LLC (a Marketer), a wholly-owned subsidiary of Southern Company Gas
SP Solar	SP Solar Holdings I, LP, a limited partnership indirectly owning substantially all of Southern Power's solar facilities, in which Southern Power has a 67% ownership interest
SP Wind	SP Wind Holdings II, LLC, a holding company owning a portfolio of eight operating wind facilities, in which Southern Power is the controlling partner in a tax equity arrangement
Subsidiary Registrants	Alabama Power, Georgia Power, Mississippi Power, Southern Power, and Southern Company Gas
Tax Reform	The impact of the Tax Cuts and Jobs Act, which became effective on January 1, 2018
Toshiba	Toshiba Corporation, the parent company of Westinghouse
traditional electric operating companies	Alabama Power, Georgia Power, and Mississippi Power
VCM	Vogtle Construction Monitoring

    Table of Contents                                Index to Financial Statements

DEFINITIONS
(continued)

Term	Meaning
VIE	Variable interest entity
Virginia Commission	Virginia State Corporation Commission
Virginia Natural Gas	Virginia Natural Gas, Inc., a wholly-owned subsidiary of Southern Company Gas
Vogtle 3 and 4 Agreement	Agreement entered into with the EPC Contractor in 2008 by Georgia Power, acting for itself and as agent for the Vogtle Owners, and rejected in bankruptcy in July 2017, pursuant to which the EPC Contractor agreed to design, engineer, procure, construct, and test Plant Vogtle Units 3 and 4
Vogtle Owners	Georgia Power, Oglethorpe Power Corporation, MEAG Power, and Dalton
Vogtle Services Agreement	The June 2017 services agreement between the Vogtle Owners and the EPC Contractor, as amended and restated in July 2017, for the EPC Contractor to transition construction management of Plant Vogtle Units 3 and 4 to Southern Nuclear and to provide ongoing design, engineering, and procurement services to Southern Nuclear
WACOG	Weighted average cost of gas
Westinghouse	Westinghouse Electric Company LLC
Williams Field Services Group	Williams Field Services Group, LLC

    Table of Contents                                Index to Financial Statements
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q contains forward-looking statements. Forward-looking statements include, among other things, statements concerning the potential and expected effects of the COVID-19 pandemic, regulated rates, the strategic goals for the business, customer and sales growth, economic conditions, cost recovery and other rate actions, projected equity ratios, current and proposed environmental regulations and related compliance plans and estimated expenditures, pending or potential litigation matters, access to sources of capital, financing activities, completion dates and costs of construction projects, matters related to the abandonment of the Kemper IGCC, filings with state and federal regulatory authorities, and estimated construction plans and expenditures. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "could," "would," "should," "expects," "plans," "anticipates," "believes," "estimates," "projects," "predicts," "potential," or "continue" or the negative of these terms or other similar terminology. There are various factors that could cause actual results to differ materially from those suggested by the forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized. These factors include:

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
•transmission constraints;
•effects of inflation;
•the ability to control costs and avoid cost and schedule overruns during the development, construction, and operation of facilities or other projects, including Plant Vogtle Units 3 and 4 (which includes components based on new technology that only within the last few years began initial operation in the global nuclear industry at this scale) and Plant Barry Unit 8, due to current and future challenges which include, but are not limited to, changes in labor costs, availability, and productivity; challenges with management of contractors or vendors; subcontractor performance; adverse weather conditions; shortages, delays, increased costs, or inconsistent quality of equipment, materials, and labor; contractor or supplier delay; delays due to judicial or regulatory action; nonperformance under construction, operating, or other agreements; operational readiness, including specialized operator training and required site safety programs; engineering or design problems; design and other licensing-based compliance matters, including, for nuclear units, inspections and the timely submittal by Southern Nuclear of the ITAAC documentation for each unit and the related investigations, reviews, and approvals by the NRC necessary to support NRC authorization to load fuel; challenges with start-up activities, including major equipment failure, or system integration; and/or operational performance; and challenges related to the COVID-19 pandemic;
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

    Table of Contents                                Index to Financial Statements
PART I
Item 1. Financial Statements (Unaudited).

    Table of Contents                                Index to Financial Statements

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)		(in millions)
Operating Revenues:
Retail electric revenues	$3,599	$3,182	$6,941	$6,260
Wholesale electric revenues	546	472	1,091	889
Other electric revenues	175	168	346	320
Natural gas revenues (includes alternative revenue programs of $2, $(2), $4, and $7, respectively)	677	636	2,371	1,885
Other revenues	201	162	359	284
Total operating revenues	5,198	4,620	11,108	9,638
Operating Expenses:
Fuel	848	621	1,696	1,257
Purchased power	217	200	424	381
Cost of natural gas	231	144	814	583
Cost of other sales	103	74	185	129
Other operations and maintenance	1,438	1,203	2,810	2,498
Depreciation and amortization	891	873	1,762	1,730
Taxes other than income taxes	313	298	657	629
Estimated loss on Plant Vogtle Units 3 and 4	460	149	508	149
(Gain) loss on dispositions, net	(11)	—	(54)	(39)
Total operating expenses	4,490	3,562	8,802	7,317
Operating Income	708	1,058	2,306	2,321
Other Income and (Expense):
Allowance for equity funds used during construction	45	35	90	68
Earnings (loss) from equity method investments	(40)	30	5	72
Interest expense, net of amounts capitalized	(450)	(444)	(901)	(900)
Impairment of leveraged leases	(7)	(154)	(7)	(154)
Other income (expense), net	108	101	167	204
Total other income and (expense)	(344)	(432)	(646)	(710)
Earnings Before Income Taxes	364	626	1,660	1,611
Income taxes (benefit)	(12)	5	178	150
Consolidated Net Income	376	621	1,482	1,461
Dividends on preferred stock of subsidiaries	4	4	7	7
Net income (loss) attributable to noncontrolling interests	—	5	(33)	(26)
Consolidated Net Income Attributable to Southern Company	$372	$612	$1,508	$1,480
Common Stock Data:
Earnings per share -
Basic	$0.35	$0.58	$1.42	$1.40
Diluted	$0.35	$0.58	$1.41	$1.39
Average number of shares of common stock outstanding (in millions)
Basic	1,061	1,058	1,060	1,057
Diluted	1,067	1,063	1,066	1,065
The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)		(in millions)
Consolidated Net Income	$376	$621	$1,482	$1,461
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $5, $4, $(5), and $(26), respectively	14	10	(16)	(75)
Reclassification adjustment for amounts included in net income, net of tax of $(1), $(3), $17, and $10, respectively	(5)	(9)	50	29
Pension and other postretirement benefit plans:
Reclassification adjustment for amounts included in net income, net of tax of $2, $1, $3, and $2, respectively	3	3	6	3
Total other comprehensive income (loss)	12	4	40	(43)
Comprehensive Income	388	625	1,522	1,418
Dividends on preferred stock of subsidiaries	4	4	7	7
Comprehensive income (loss) attributable to noncontrolling interests	—	5	(33)	(26)
Consolidated Comprehensive Income Attributable to Southern Company	$384	$616	$1,548	$1,437
The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2021	2020
	(in millions)
Operating Activities:
Consolidated net income	$1,482	$1,461
Adjustments to reconcile consolidated net income to net cash provided from operating activities —
Depreciation and amortization, total	1,949	1,916
Deferred income taxes	(101)	(218)
Utilization of federal investment tax credits	224	—
Mark-to-market adjustments	136	36
Pension, postretirement, and other employee benefits	(115)	(119)
Settlement of asset retirement obligations	(228)	(193)
Stock based compensation expense	105	84
Estimated loss on Plant Vogtle Units 3 and 4	508	149
Storm damage accruals	112	117
Impairment charges	89	154
Natural gas cost under recovery – long-term	(119)	—
Other, net	(60)	(96)
Changes in certain current assets and liabilities —
-Receivables	29	292
-Prepayments	(79)	(102)
-Natural gas for sale, net of temporary LIFO liquidation	375	182
-Natural gas cost under recovery	(485)	—
-Other current assets	36	(253)
-Accounts payable	(177)	(467)
-Accrued taxes	(157)	258
-Accrued compensation	(238)	(347)
-Retail fuel cost over recovery	(146)	174
-Customer refunds	(59)	(223)
-Other current liabilities	(177)	42
Net cash provided from operating activities	2,904	2,847
Investing Activities:
Business acquisitions, net of cash acquired	(345)	(81)
Property additions	(3,384)	(3,202)
Nuclear decommissioning trust fund purchases	(930)	(524)
Nuclear decommissioning trust fund sales	926	519
Proceeds from dispositions	25	983
Cost of removal, net of salvage	(184)	(130)
Change in construction payables, net	(55)	(103)
Payments pursuant to LTSAs	(114)	(91)
Other investing activities	35	(26)
Net cash used for investing activities	(4,026)	(2,655)
Financing Activities:
Increase (decrease) in notes payable, net	492	(1,170)
Proceeds —
Long-term debt	4,646	4,293
Common stock	24	59
Short-term borrowings	325	615
Redemptions and repurchases —
Long-term debt	(2,477)	(2,444)
Short-term borrowings	(25)	(190)
Capital contributions from noncontrolling interests	343	172
Distributions to noncontrolling interests	(113)	(118)
Payment of common stock dividends	(1,377)	(1,332)
Other financing activities	(167)	(170)
Net cash provided from (used for) financing activities	1,671	(285)
Net Change in Cash, Cash Equivalents, and Restricted Cash	549	(93)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	1,068	1,978
Cash, Cash Equivalents, and Restricted Cash at End of Period	$1,617	$1,885
Supplemental Cash Flow Information:
Cash paid (received) during the period for —
Interest (net of $43 and $41 capitalized for 2021 and 2020, respectively)	$884	$852
Income taxes, net	88	(8)
Noncash transactions —
Accrued property additions at end of period	943	828
Contributions from noncontrolling interests	89	9
Contributions of wind turbine equipment	82	17
Right-of-use assets obtained under leases	90	94
The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Assets	At June 30, 2021	At December 31, 2020
	(in millions)
Current Assets:
Cash and cash equivalents	$1,582	$1,065
Receivables —
Customer accounts	1,683	1,753
Energy marketing	—	516
Unbilled revenues	643	672
Other accounts and notes	488	512
Accumulated provision for uncollectible accounts	(88)	(118)
Materials and supplies	1,469	1,478
Fossil fuel for generation	475	550
Natural gas for sale	178	460
Prepaid expenses	538	276
Assets from risk management activities, net of collateral	175	147
Regulatory assets – asset retirement obligations	224	214
Natural gas cost under recovery	485	—
Assets held for sale	787	60
Other regulatory assets	728	810
Other current assets	184	222
Total current assets	9,551	8,617
Property, Plant, and Equipment:
In service	112,783	110,516
Less: Accumulated depreciation	33,240	32,397
Plant in service, net of depreciation	79,543	78,119
Nuclear fuel, at amortized cost	816	818
Construction work in progress	9,264	8,697
Total property, plant, and equipment	89,623	87,634
Other Property and Investments:
Goodwill	5,280	5,280
Nuclear decommissioning trusts, at fair value	2,457	2,303
Equity investments in unconsolidated subsidiaries	1,287	1,362
Other intangible assets, net of amortization of $286 and $328, respectively	466	487
Leveraged leases	569	556
Miscellaneous property and investments	494	398
Total other property and investments	10,553	10,386
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	1,775	1,802
Deferred charges related to income taxes	806	796
Unamortized loss on reacquired debt	269	280
Regulatory assets – asset retirement obligations, deferred	4,931	4,934
Other regulatory assets, deferred	7,092	7,198
Other deferred charges and assets	1,307	1,288
Total deferred charges and other assets	16,180	16,298
Total Assets	$125,907	$122,935
The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholders' Equity	At June 30, 2021	At December 31, 2020
	(in millions)
Current Liabilities:
Securities due within one year	$2,829	$3,507
Notes payable	1,402	609
Energy marketing trade payables	—	494
Accounts payable	2,075	2,312
Customer deposits	467	487
Accrued taxes —
Accrued income taxes	40	130
Other accrued taxes	589	699
Accrued interest	510	513
Accrued compensation	770	1,025
Asset retirement obligations	684	585
Liabilities held for sale	677	—
Operating lease obligations	245	241
Other regulatory liabilities	416	509
Other current liabilities	956	968
Total current liabilities	11,660	12,079
Long-term Debt	47,828	45,073
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	8,710	8,175
Deferred credits related to income taxes	5,593	5,767
Accumulated deferred ITCs	2,247	2,235
Employee benefit obligations	2,004	2,213
Operating lease obligations, deferred	1,604	1,611
Asset retirement obligations, deferred	9,983	10,099
Accrued environmental remediation	208	216
Other cost of removal obligations	2,190	2,211
Other regulatory liabilities, deferred	256	251
Other deferred credits and liabilities	587	480
Total deferred credits and other liabilities	33,382	33,258
Total Liabilities	92,870	90,410
Redeemable Preferred Stock of Subsidiaries	291	291
Total Stockholders' Equity (See accompanying statements)	32,746	32,234
Total Liabilities and Stockholders' Equity	$125,907	$122,935
The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

	Southern Company Common Stockholders' Equity
	Number of Common Shares		Common Stock				Accumulated Other Comprehensive Income (Loss)
	Issued	Treasury	Par Value	Paid-In Capital	Treasury	Retained Earnings		Noncontrolling Interests	Total
	(in millions)
Balance at December 31, 2019	1,054	(1)	$5,257	$11,734	$(42)	$10,877	$(321)	$4,254	$31,759
Consolidated net income (loss)	—	—	—	—	—	868	—	(31)	837
Other comprehensive income (loss)	—	—	—	—	—	—	(47)	—	(47)
Stock issued	3	—	9	43	—	—	—	—	52
Stock-based compensation	—	—	—	5	—	—	—	—	5
Cash dividends of $0.62 per share	—	—	—	—	—	(655)	—	—	(655)
Capital contributions from noncontrolling interests	—	—	—	—	—	—	—	16	16
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(48)	(48)
Other	—	—	—	—	(2)	(2)	1	—	(3)
Balance at March 31, 2020	1,057	(1)	5,266	11,782	(44)	11,088	(367)	4,191	31,916
Consolidated net income	—	—	—	—	—	612	—	5	617
Other comprehensive income	—	—	—	—	—	—	4	—	4
Stock issued	—	—	—	7	—	—	—	—	7
Stock-based compensation	—	—	—	11	—	—	—	—	11
Cash dividends of $0.64 per share	—	—	—	—	—	(677)	—	—	(677)
Capital contributions from noncontrolling interests	—	—	—	—	—	—	—	165	165
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(70)	(70)
Other	—	—	—	(13)	—	1	—	—	(12)
Balance at June 30, 2020	1,057	(1)	$5,266	$11,787	$(44)	$11,024	$(363)	$4,291	$31,961

    Table of Contents                                Index to Financial Statements
SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

	Southern Company Common Stockholders' Equity
	Number of Common Shares		Common Stock				Accumulated Other Comprehensive Income (Loss)
	Issued	Treasury	Par Value	Paid-In Capital	Treasury	Retained Earnings		Noncontrolling Interests	Total
	(in millions)
Balance at December 31, 2020	1,058	(1)	$5,268	$11,834	$(46)	$11,311	$(395)	$4,262	$32,234
Consolidated net income (loss)	—	—	—	—	—	1,135	—	(32)	1,103
Other comprehensive income	—	—	—	—	—	—	28	—	28
Stock issued	2	—	5	9	—	—	—	—	14
Stock-based compensation	—	—	—	9	—	—	—	—	9
Cash dividends of $0.64 per share	—	—	—	—	—	(678)	—	—	(678)
Capital contributions from noncontrolling interests	—	—	—	—	—	—	—	403	403
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(46)	(46)
Other	—	—	—	2	—	—	—	(1)	1
Balance at March 31, 2021	1,060	(1)	5,273	11,854	(46)	11,768	(367)	4,586	33,068
Consolidated net income	—	—	—	—	—	372	—	—	372
Other comprehensive income	—	—	—	—	—	—	12	—	12
Stock issued	—	—	1	9	—	—	—	—	10
Stock-based compensation	—	—	—	22	—	—	—	—	22
Cash dividends of $0.66 per share	—	—	—	—	—	(699)	—	—	(699)
Capital contributions from noncontrolling interests	—	—	—	—	—	—	—	29	29
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(68)	(68)
Other	—	—	—	1	(2)	1	—	—	—
Balance at June 30, 2021	1,060	(1)	$5,274	$11,886	$(48)	$11,442	$(355)	$4,547	$32,746
The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements

ALABAMA POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)		(in millions)
Operating Revenues:
Retail revenues	$1,354	$1,223	$2,706	$2,427
Wholesale revenues, non-affiliates	85	54	178	111
Wholesale revenues, affiliates	24	7	55	26
Other revenues	93	81	176	152
Total operating revenues	1,556	1,365	3,115	2,716
Operating Expenses:
Fuel	263	199	554	415
Purchased power, non-affiliates	48	49	97	89
Purchased power, affiliates	39	30	69	49
Other operations and maintenance	413	342	775	690
Depreciation and amortization	214	202	425	402
Taxes other than income taxes	101	102	203	208
Total operating expenses	1,078	924	2,123	1,853
Operating Income	478	441	992	863
Other Income and (Expense):
Allowance for equity funds used during construction	12	11	24	22
Interest expense, net of amounts capitalized	(84)	(83)	(168)	(171)
Other income (expense), net	33	26	62	48
Total other income and (expense)	(39)	(46)	(82)	(101)
Earnings Before Income Taxes	439	395	910	762
Income taxes	104	93	213	177
Net Income	335	302	697	585
Dividends on Preferred Stock	4	4	7	7
Net Income After Dividends on Preferred Stock	$331	$298	$690	$578

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)		(in millions)
Net Income	$335	$302	$697	$585
Other comprehensive income (loss):
Qualifying hedges:
Reclassification adjustment for amounts included in net income, net of tax of $—, $—, $1, and $1, respectively	1	1	2	2
Total other comprehensive income (loss)	1	1	2	2
Comprehensive Income	$336	$303	$699	$587
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
ALABAMA POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2021	2020
	(in millions)
Operating Activities:
Net income	$697	$585
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	496	484
Deferred income taxes	87	38
Pension, postretirement, and other employee benefits	(39)	(50)
Settlement of asset retirement obligations	(104)	(100)
Other, net	(35)	24
Changes in certain current assets and liabilities —
-Receivables	(85)	6
-Fossil fuel stock	21	(38)
-Prepayments	(53)	(62)
-Materials and supplies	(7)	(38)
-Other current assets	(37)	(34)
-Accounts payable	(236)	(232)
-Accrued taxes	20	197
-Accrued compensation	(60)	(75)
-Retail fuel cost over recovery	(18)	66
-Other current liabilities	(63)	(97)
Net cash provided from operating activities	584	674
Investing Activities:
Property additions	(844)	(686)
Nuclear decommissioning trust fund purchases	(473)	(160)
Nuclear decommissioning trust fund sales	473	160
Cost of removal, net of salvage	(56)	(29)
Change in construction payables	25	(53)
Other investing activities	(18)	(15)
Net cash used for investing activities	(893)	(783)
Financing Activities:
Proceeds —
Senior notes	600	—
Pollution control revenue bonds	—	87
Redemptions —
Senior notes	(200)	—
Pollution control revenue bonds	—	(87)
Capital contributions from parent company	624	610
Payment of common stock dividends	(492)	(479)
Other financing activities	(26)	(15)
Net cash provided from financing activities	506	116
Net Change in Cash, Cash Equivalents, and Restricted Cash	197	7
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	530	894
Cash, Cash Equivalents, and Restricted Cash at End of Period	$727	$901
Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $7 capitalized for both 2021 and 2020)	$154	$161
Income taxes, net	171	—
Noncash transactions —
Accrued property additions at end of period	191	147
Right-of-use assets obtained under leases	2	3
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
ALABAMA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Assets	At June 30, 2021	At December 31, 2020
	(in millions)
Current Assets:
Cash and cash equivalents	$727	$530
Receivables —
Customer accounts	402	429
Unbilled revenues	180	152
Affiliated	40	31
Other accounts and notes	80	66
Accumulated provision for uncollectible accounts	(25)	(43)
Fossil fuel stock	214	235
Materials and supplies	550	546
Prepaid expenses	94	42
Other regulatory assets	221	226
Other current assets	88	33
Total current assets	2,571	2,247
Property, Plant, and Equipment:
In service	32,390	31,816
Less: Accumulated provision for depreciation	10,229	10,009
Plant in service, net of depreciation	22,161	21,807
Nuclear fuel, at amortized cost	254	270
Construction work in progress	978	866
Total property, plant, and equipment	23,393	22,943
Other Property and Investments:
Nuclear decommissioning trusts, at fair value	1,251	1,157
Equity investments in unconsolidated subsidiaries	64	63
Miscellaneous property and investments	127	131
Total other property and investments	1,442	1,351
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	130	151
Deferred charges related to income taxes	237	235
Regulatory assets – asset retirement obligations	1,437	1,441
Other regulatory assets, deferred	2,168	2,162
Other deferred charges and assets	313	273
Total deferred charges and other assets	4,285	4,262
Total Assets	$31,691	$30,803
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
ALABAMA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholder's Equity	At June 30, 2021	At December 31, 2020
	(in millions)
Current Liabilities:
Securities due within one year	$616	$311
Accounts payable —
Affiliated	290	316
Other	378	545
Customer deposits	106	104
Accrued taxes	173	152
Accrued interest	93	90
Accrued compensation	176	212
Asset retirement obligations	296	254
Other regulatory liabilities	37	108
Other current liabilities	119	107
Total current liabilities	2,284	2,199
Long-term Debt	8,649	8,558
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	3,390	3,273
Deferred credits related to income taxes	1,988	2,016
Accumulated deferred ITCs	91	94
Employee benefit obligations	173	214
Operating lease obligations	100	119
Asset retirement obligations, deferred	3,651	3,720
Other cost of removal obligations	291	335
Other regulatory liabilities, deferred	93	124
Other deferred credits and liabilities	53	50
Total deferred credits and other liabilities	9,830	9,945
Total Liabilities	20,763	20,702
Redeemable Preferred Stock	291	291
Common Stockholder's Equity (See accompanying statements)	10,637	9,810
Total Liabilities and Stockholder's Equity	$31,691	$30,803
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
ALABAMA POWER COMPANY
CONDENSED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY (UNAUDITED)

	Number of Common Shares Issued	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balance at December 31, 2019	31	$1,222	$4,755	$3,001	$(23)	$8,955
Net income after dividends on preferred stock	—	—	—	280	—	280
Capital contributions from parent company	—	—	612	—	—	612
Other comprehensive income	—	—	—	—	1	1
Cash dividends on common stock	—	—	—	(239)	—	(239)
Balance at March 31, 2020	31	1,222	5,367	3,042	(22)	9,609
Net income after dividends on preferred stock	—	—	—	298	—	298
Capital contributions from parent company	—	—	1	—	—	1
Other comprehensive income	—	—	—	—	1	1
Cash dividends on common stock	—	—	—	(239)	—	(239)
Balance at June 30, 2020	31	$1,222	$5,368	$3,101	$(21)	$9,670

Balance at December 31, 2020	31	$1,222	$5,413	$3,194	$(19)	$9,810
Net income after dividends on preferred stock	—	—	—	359	—	359
Capital contributions from parent company	—	—	602	—	—	602
Other comprehensive income	—	—	—	—	1	1
Cash dividends on common stock	—	—	—	(246)	—	(246)
Balance at March 31, 2021	31	1,222	6,015	3,307	(18)	10,526
Net income after dividends on preferred stock	—	—	—	331	—	331
Capital contributions from parent company	—	—	26	—	—	26
Other comprehensive income	—	—	—	—	1	1
Cash dividends on common stock	—	—	—	(246)	—	(246)
Other	—	—	—	(1)	—	(1)
Balance at June 30, 2021	31	$1,222	$6,041	$3,391	$(17)	$10,637
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements

GEORGIA POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)		(in millions)
Operating Revenues:
Retail revenues	$2,026	$1,760	$3,813	$3,435
Wholesale revenues	36	25	80	51
Other revenues	163	143	302	268
Total operating revenues	2,225	1,928	4,195	3,754
Operating Expenses:
Fuel	343	226	656	458
Purchased power, non-affiliates	144	133	288	262
Purchased power, affiliates	149	122	285	251
Other operations and maintenance	542	463	1,015	928
Depreciation and amortization	342	354	680	707
Taxes other than income taxes	118	108	235	221
Estimated loss on Plant Vogtle Units 3 and 4	460	149	508	149
Total operating expenses	2,098	1,555	3,667	2,976
Operating Income	127	373	528	778
Other Income and (Expense):
Allowance for equity funds used during construction	30	20	61	40
Interest expense, net of amounts capitalized	(106)	(105)	(210)	(216)
Other income (expense), net	42	31	83	63
Total other income and (expense)	(34)	(54)	(66)	(113)
Earnings Before Income Taxes	93	319	462	665
Income taxes (benefit)	(50)	11	(32)	27
Net Income	$143	$308	$494	$638
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)		(in millions)
Net Income	$143	$308	$494	$638
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $—, $—, $—, and $(1), respectively	—	—	—	(2)
Reclassification adjustment for amounts included in net income, net of tax of $1, $1, $1, and $1, respectively	1	2	3	3
Total other comprehensive income (loss)	1	2	3	1
Comprehensive Income	$144	$310	$497	$639
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
GEORGIA POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2021	2020
	(in millions)
Operating Activities:
Net income	$494	$638
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	772	800
Deferred income taxes	(309)	(202)
Allowance for equity funds used during construction	(61)	(40)
Pension, postretirement, and other employee benefits	(59)	(55)
Settlement of asset retirement obligations	(100)	(78)
Storm damage accruals	107	107
Estimated loss on Plant Vogtle Units 3 and 4	508	149
Other, net	90	19
Changes in certain current assets and liabilities —
-Receivables	(73)	(73)
-Fossil fuel stock	55	(52)
-Materials and supplies	(46)	(61)
-Other current assets	15	(26)
-Accounts payable	83	—
-Accrued taxes	14	87
-Accrued compensation	(39)	(69)
-Retail fuel cost over recovery	(113)	109
-Customer refunds	(6)	(159)
-Other current liabilities	(19)	30
Net cash provided from operating activities	1,313	1,124
Investing Activities:
Property additions	(1,575)	(1,650)
Nuclear decommissioning trust fund purchases	(458)	(365)
Nuclear decommissioning trust fund sales	453	359
Cost of removal, net of salvage	(73)	(62)
Change in construction payables, net of joint owner portion	(72)	(48)
Proceeds from dispositions	3	143
Other investing activities	(8)	(36)
Net cash used for investing activities	(1,730)	(1,659)
Financing Activities:
Increase (decrease) in notes payable, net	250	(25)
Proceeds —
Senior notes	750	1,500
Pollution control revenue bonds	—	53
FFB loan	371	519
Short-term borrowings	—	250
Redemptions and repurchases —
Senior notes	(325)	(950)
Pollution control revenue bonds	(69)	(148)
FFB loan	(45)	(32)
Capital contributions from parent company	368	500
Payment of common stock dividends	(824)	(771)
Other financing activities	(19)	(27)
Net cash provided from financing activities	457	869
Net Change in Cash, Cash Equivalents, and Restricted Cash	40	334
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	9	52
Cash, Cash Equivalents, and Restricted Cash at End of Period	$49	$386
Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $30 and $22 capitalized for 2021 and 2020, respectively)	$182	$180
Income taxes, net	139	—
Noncash transactions —
Accrued property additions at end of period	476	478
Right-of-use assets obtained under operating leases	3	29
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
GEORGIA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Assets	At June 30, 2021	At December 31, 2020
	(in millions)
Current Assets:
Cash and cash equivalents	$49	$9
Receivables —
Customer accounts	601	621
Unbilled revenues	334	233
Joint owner accounts	98	123
Affiliated	27	21
Other accounts and notes	40	67
Accumulated provision for uncollectible accounts	(3)	(26)
Fossil fuel stock	223	278
Materials and supplies	631	592
Regulatory assets – storm damage	150	213
Regulatory assets – asset retirement obligations	183	166
Other regulatory assets	240	248
Other current assets	140	143
Total current assets	2,713	2,688
Property, Plant, and Equipment:
In service	40,408	39,682
Less: Accumulated provision for depreciation	12,540	12,251
Plant in service, net of depreciation	27,868	27,431
Nuclear fuel, at amortized cost	562	548
Construction work in progress	7,062	6,857
Total property, plant, and equipment	35,492	34,836
Other Property and Investments:
Nuclear decommissioning trusts, at fair value	1,207	1,145
Equity investments in unconsolidated subsidiaries	51	51
Miscellaneous property and investments	66	63
Total other property and investments	1,324	1,259
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	1,236	1,308
Deferred charges related to income taxes	535	527
Regulatory assets – asset retirement obligations, deferred	3,281	3,291
Other regulatory assets, deferred	2,550	2,692
Other deferred charges and assets	494	479
Total deferred charges and other assets	8,096	8,297
Total Assets	$47,625	$47,080
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
GEORGIA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholder's Equity	At June 30, 2021	At December 31, 2020
	(in millions)
Current Liabilities:
Securities due within one year	$627	$542
Notes payable	310	60
Accounts payable —
Affiliated	587	597
Other	755	753
Customer deposits	268	276
Accrued taxes	322	407
Accrued interest	138	130
Accrued compensation	164	233
Operating lease obligations	152	151
Asset retirement obligations	321	287
Over recovered fuel clause revenues	—	113
Other regulatory liabilities	277	228
Other current liabilities	230	254
Total current liabilities	4,151	4,031
Long-term Debt	13,023	12,428
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	3,138	3,272
Deferred credits related to income taxes	2,463	2,588
Accumulated deferred ITCs	322	273
Employee benefit obligations	518	586
Operating lease obligations, deferred	1,111	1,156
Asset retirement obligations, deferred	5,962	5,978
Other deferred credits and liabilities	391	267
Total deferred credits and other liabilities	13,905	14,120
Total Liabilities	31,079	30,579
Common Stockholder's Equity (See accompanying statements)	16,546	16,501
Total Liabilities and Stockholder's Equity	$47,625	$47,080
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
GEORGIA POWER COMPANY
CONDENSED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY (UNAUDITED)

	Number of Common Shares Issued	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balance at December 31, 2019	9	$398	$10,962	$3,756	$(51)	$15,065
Net income	—	—	—	331	—	331
Capital contributions from parent company	—	—	502	—	—	502
Other comprehensive income (loss)	—	—	—	—	(1)	(1)
Cash dividends on common stock	—	—	—	(385)	—	(385)
Balance at March 31, 2020	9	398	11,464	3,702	(52)	15,512
Net income	—	—	—	308	—	308
Capital contributions from parent company	—	—	1	—	—	1
Other comprehensive income	—	—	—	—	2	2
Cash dividends on common stock	—	—	—	(386)	—	(386)
Balance at June 30, 2020	9	$398	$11,465	$3,624	$(50)	$15,437

Balance at December 31, 2020	9	$398	$12,361	$3,789	$(47)	$16,501
Net income	—	—	—	351	—	351
Capital contributions from parent company	—	—	332	—	—	332
Other comprehensive income	—	—	—	—	2	2
Cash dividends on common stock	—	—	—	(412)	—	(412)
Balance at March 31, 2021	9	398	12,693	3,728	(45)	16,774
Net income	—	—	—	143	—	143
Capital contributions from parent company	—	—	40	—	—	40
Other comprehensive income	—	—	—	—	1	1
Cash dividends on common stock	—	—	—	(412)	—	(412)
Balance at June 30, 2021	9	$398	$12,733	$3,459	$(44)	$16,546
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements

MISSISSIPPI POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)		(in millions)
Operating Revenues:
Retail revenues	$219	$199	$422	$398
Wholesale revenues, non-affiliates	54	52	117	103
Wholesale revenues, affiliates	25	25	57	47
Other revenues	5	7	14	11
Total operating revenues	303	283	610	559
Operating Expenses:
Fuel	91	83	192	162
Purchased power	11	7	16	12
Other operations and maintenance	76	67	144	142
Depreciation and amortization	44	46	91	88
Taxes other than income taxes	32	30	63	59
Total operating expenses	254	233	506	463
Operating Income	49	50	104	96
Other Income and (Expense):
Interest expense, net of amounts capitalized	(14)	(15)	(29)	(31)
Other income (expense), net	11	6	20	14
Total other income and (expense)	(3)	(9)	(9)	(17)
Earnings Before Income Taxes	46	41	95	79
Income taxes	8	2	12	8
Net Income	$38	$39	$83	$71
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)		(in millions)
Net Income	$38	$39	$83	$71
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $—, $—, $—, and $—, respectively	—	—	—	(1)
Reclassification adjustment for amounts included in net income, net of tax of $—, $—, $—, and $—, respectively	—	—	1	1
Total other comprehensive income (loss)	—	—	1	—
Comprehensive Income	$38	$39	$84	$71
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
MISSISSIPPI POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2021	2020
	(in millions)
Operating Activities:
Net income	$83	$71
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	106	92
Settlement of asset retirement obligations	(12)	(9)
Other, net	(16)	(4)
Changes in certain current assets and liabilities —
-Other current assets	(3)	(13)
-Accounts payable	(33)	(19)
-Accrued taxes	(51)	(21)
-Accrued compensation	(10)	(15)
-Retail fuel cost over recovery	(15)	(1)
-Other current liabilities	(8)	(10)
Net cash provided from operating activities	41	71
Investing Activities:
Property additions	(90)	(111)
Construction payables	(3)	(14)
Payments pursuant to LTSAs	(14)	(10)
Other investing activities	(10)	(10)
Net cash used for investing activities	(117)	(145)
Financing Activities:
Increase (decrease) in notes payable, net	(25)	4
Proceeds —
Senior notes	525	—
Short-term borrowings	—	40
Pollution control revenue bonds	—	34
Other long-term debt	—	100
Redemptions —
Senior notes	—	(275)
Short-term borrowings	—	(40)
Pollution control revenue bonds	—	(41)
Capital contributions from parent company	101	75
Return of capital to parent company	—	(74)
Payment of common stock dividends	(79)	—
Other financing activities	(7)	(1)
Net cash provided from (used for) financing activities	515	(178)
Net Change in Cash, Cash Equivalents, and Restricted Cash	439	(252)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	39	286
Cash, Cash Equivalents, and Restricted Cash at End of Period	$478	$34
Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $— capitalized for both 2021 and 2020)	$31	$33
Income taxes, net	7	—
Noncash transactions — Accrued property additions at end of period	31	21
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
MISSISSIPPI POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Assets	At June 30, 2021	At December 31, 2020
	(in millions)
Current Assets:
Cash and cash equivalents	$478	$39
Receivables —
Customer accounts, net	38	34
Unbilled revenues	42	38
Affiliated	26	32
Other accounts and notes	30	32
Fossil fuel stock	25	24
Materials and supplies	68	65
Other regulatory assets	53	60
Other current assets	41	20
Total current assets	801	344
Property, Plant, and Equipment:
In service	5,053	5,011
Less: Accumulated provision for depreciation	1,556	1,545
Plant in service, net of depreciation	3,497	3,466
Construction work in progress	126	146
Total property, plant, and equipment	3,623	3,612
Other Property and Investments	180	151
Deferred Charges and Other Assets:
Deferred charges related to income taxes	31	32
Regulatory assets – asset retirement obligations	213	201
Other regulatory assets, deferred	375	388
Accumulated deferred income taxes	123	129
Other deferred charges and assets	66	55
Total deferred charges and other assets	808	805
Total Assets	$5,412	$4,912
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
MISSISSIPPI POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholder's Equity	At June 30, 2021	At December 31, 2020
	(in millions)
Current Liabilities:
Securities due within one year	$421	$406
Notes payable	—	25
Accounts payable —
Affiliated	71	63
Other	66	109
Accrued taxes	63	114
Accrued interest	15	15
Accrued compensation	24	34
Asset retirement obligations	36	27
Over recovered regulatory clause liabilities	12	34
Other regulatory liabilities	62	49
Other current liabilities	51	40
Total current liabilities	821	916
Long-term Debt	1,512	1,013
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	460	447
Deferred credits related to income taxes	283	287
Employee benefit obligations	102	113
Asset retirement obligations, deferred	135	150
Other cost of removal obligations	193	194
Other regulatory liabilities, deferred	26	15
Other deferred credits and liabilities	31	35
Total deferred credits and other liabilities	1,230	1,241
Total Liabilities	3,563	3,170
Common Stockholder's Equity (See accompanying statements)	1,849	1,742
Total Liabilities and Stockholder's Equity	$5,412	$4,912
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
MISSISSIPPI POWER COMPANY
CONDENSED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY (UNAUDITED)

	Number of Common Shares Issued	Common Stock	Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balance at December 31, 2019	1	$38	$4,449	$(2,832)	$(3)	$1,652
Net income	—	—	—	32	—	32
Capital contributions from parent company	—	—	76	—	—	76
Return of capital to parent company	—	—	(37)	—	—	(37)
Other	—	—	(1)	—	—	(1)
Balance at March 31, 2020	1	38	4,487	(2,800)	(3)	1,722
Net income	—	—	—	39	—	39
Return of capital to parent company	—	—	(37)	—	—	(37)
Balance at June 30, 2020	1	$38	$4,450	$(2,761)	$(3)	$1,724

Balance at December 31, 2020	1	$38	$4,460	$(2,754)	$(2)	$1,742
Net income	—	—	—	45	—	45
Capital contributions from parent company	—	—	100	—	—	100
Cash dividends on common stock	—	—	—	(39)	—	(39)
Balance at March 31, 2021	1	38	4,560	(2,748)	(2)	1,848
Net income	—	—	—	38	—	38
Capital contributions from parent company	—	—	2	—	—	2
Cash dividends on common stock	—	—	—	(39)	—	(39)
Other	—	—	—	(1)	1	—
Balance at June 30, 2021	1	$38	$4,562	$(2,750)	$(1)	$1,849
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)		(in millions)
Operating Revenues:
Wholesale revenues, non-affiliates	$373	$343	$728	$629
Wholesale revenues, affiliates	112	92	193	178
Other revenues	5	4	9	7
Total operating revenues	490	439	930	814
Operating Expenses:
Fuel	140	102	281	209
Purchased power	25	18	46	32
Other operations and maintenance	111	77	211	156
Depreciation and amortization	132	121	251	239
Taxes other than income taxes	12	10	24	19
(Gain) loss on dispositions, net	—	—	(39)	(39)
Total operating expenses	420	328	774	616
Operating Income	70	111	156	198
Other Income and (Expense):
Interest expense, net of amounts capitalized	(37)	(38)	(75)	(77)
Other income (expense), net	1	1	8	4
Total other income and (expense)	(36)	(37)	(67)	(73)
Earnings Before Income Taxes	34	74	89	125
Income taxes (benefit)	(2)	6	(11)	13
Net Income	36	68	100	112
Net income (loss) attributable to noncontrolling interests	—	5	(33)	(26)
Net Income Attributable to Southern Power	$36	$63	$133	$138
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)		(in millions)
Net Income	$36	$68	$100	$112
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $2, $4, $(8), and $(17), respectively	6	11	(26)	(50)
Reclassification adjustment for amounts included in net income, net of tax of $(3), $(5), $13, and $5, respectively	(9)	(15)	38	13
Pension and other postretirement benefit plans:
Reclassification adjustment for amounts included in net income, net of tax of $1, $—, $1, and $—, respectively	—	1	1	1
Total other comprehensive income (loss)	(3)	(3)	13	(36)
Comprehensive Income	33	65	113	76
Comprehensive income (loss) attributable to noncontrolling interests	—	5	(33)	(26)
Comprehensive Income Attributable to Southern Power	$33	$60	$146	$102
The accompanying notes as they relate to Southern Power are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2021	2020
	(in millions)
Operating Activities:
Net income	$100	$112
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	264	251
Deferred income taxes	(20)	(34)
Utilization of federal investment tax credits	205	—
Amortization of investment tax credits	(29)	(30)
(Gain) loss on dispositions, net	(39)	(39)
Other, net	(18)	(31)
Changes in certain current assets and liabilities —
-Receivables	(91)	(67)
-Prepaid income taxes	28	73
-Other current assets	2	(8)
-Accounts payable	14	(29)
-Accrued taxes	8	16
-Other current liabilities	(13)	(19)
Net cash provided from operating activities	411	195
Investing Activities:
Business acquisitions, net of cash acquired	(345)	(81)
Property additions	(224)	(101)
Proceeds from dispositions	17	660
Change in construction payables	(14)	(4)
Payments pursuant to LTSAs	(47)	(31)
Other investing activities	12	47
Net cash provided from (used for) investing activities	(601)	490
Financing Activities:
Decrease in notes payable, net	(56)	(357)
Proceeds — Senior notes	400	—
Redemptions —
Short-term borrowings	—	(100)
Senior notes	—	(300)
Return of capital to parent company	(271)	—
Capital contributions from noncontrolling interests	343	172
Distributions to noncontrolling interests	(113)	(118)
Payment of common stock dividends	(102)	(100)
Other financing activities	(5)	(5)
Net cash provided from (used for) financing activities	196	(808)
Net Change in Cash, Cash Equivalents, and Restricted Cash	6	(123)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	183	279
Cash, Cash Equivalents, and Restricted Cash at End of Period	$189	$156
Supplemental Cash Flow Information:
Cash paid (received) during the period for —
Interest (net of $2 and $7 capitalized for 2021 and 2020, respectively)	$91	$96
Income taxes, net	(189)	(5)
Noncash transactions —
Contributions from noncontrolling interests	89	9
Contributions of wind turbine equipment	82	17
Accrued property additions at end of period	59	38
Right-of-use assets obtained under operating leases	65	30
The accompanying notes as they relate to Southern Power are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Assets	At June 30, 2021	At December 31, 2020
	(in millions)
Current Assets:
Cash and cash equivalents	$165	$182
Receivables —
Customer accounts, net	168	125
Affiliated	52	37
Other	48	27
Materials and supplies	101	157
Prepaid income taxes	153	11
Other current assets	56	36
Total current assets	743	575
Property, Plant, and Equipment:
In service	14,372	13,904
Less: Accumulated provision for depreciation	2,991	2,842
Plant in service, net of depreciation	11,381	11,062
Construction work in progress	250	127
Total property, plant, and equipment	11,631	11,189
Other Property and Investments:
Intangible assets, net of amortization of $99 and $89, respectively	292	302
Equity investments in unconsolidated subsidiaries	84	19
Total other property and investments	376	321
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	476	415
Prepaid LTSAs	179	155
Accumulated deferred income taxes	—	262
Income taxes receivable, non-current	31	25
Other deferred charges and assets	272	293
Total deferred charges and other assets	958	1,150
Total Assets	$13,708	$13,235
The accompanying notes as they relate to Southern Power are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholders' Equity	At June 30, 2021	At December 31, 2020
	(in millions)
Current Liabilities:
Securities due within one year	$1,012	$299
Notes payable	119	175
Accounts payable —
Affiliated	75	65
Other	90	92
Accrued taxes —
Accrued income taxes	7	8
Other accrued taxes	20	22
Accrued interest	24	32
Other current liabilities	116	132
Total current liabilities	1,463	825
Long-term Debt	3,036	3,393
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	221	123
Accumulated deferred ITCs	1,643	1,672
Operating lease obligations	488	426
Other deferred credits and liabilities	167	165
Total deferred credits and other liabilities	2,519	2,386
Total Liabilities	7,018	6,604
Total Stockholders' Equity (See accompanying statements)	6,690	6,631
Total Liabilities and Stockholders' Equity	$13,708	$13,235
The accompanying notes as they relate to Southern Power are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Common Stockholders' Equity	Noncontrolling Interests	Total
	(in millions)
Balance at December 31, 2019	$909	$1,485	$(26)	$2,368	$4,254	$6,622
Net income (loss)	—	75	—	75	(31)	44
Other comprehensive income (loss)	—	—	(33)	(33)	—	(33)
Cash dividends on common stock	—	(50)	—	(50)	—	(50)
Capital contributions from noncontrolling interests	—	—	—	—	16	16
Distributions to noncontrolling interests	—	—	—	—	(48)	(48)
Balance at March 31, 2020	909	1,510	(59)	2,360	4,191	6,551
Net income	—	63	—	63	5	68
Other comprehensive income (loss)	—	—	(3)	(3)	—	(3)
Cash dividends on common stock	—	(50)	—	(50)	—	(50)
Capital contributions from noncontrolling interests	—	—	—	—	165	165
Distributions to noncontrolling interests	—	—	—	—	(70)	(70)
Other	(2)	—	—	(2)	—	(2)
Balance at June 30, 2020	$907	$1,523	$(62)	$2,368	$4,291	$6,659

    Table of Contents                                Index to Financial Statements
SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Common Stockholders' Equity	Noncontrolling Interests	Total
	(in millions)
Balance at December 31, 2020	$914	$1,522	$(67)	$2,369	$4,262	$6,631
Net income (loss)	—	97	—	97	(32)	65
Return of capital to parent company	(271)	—	—	(271)	—	(271)
Other comprehensive income	—	—	16	16	—	16
Cash dividends on common stock	—	(51)	—	(51)	—	(51)
Capital contributions from noncontrolling interests	—	—	—	—	403	403
Distributions to noncontrolling interests	—	—	—	—	(46)	(46)
Other	(2)	1	(1)	(2)	(1)	(3)
Balance at March 31, 2021	641	1,569	(52)	2,158	4,586	6,744
Net income	—	36	—	36	—	36
Other comprehensive income (loss)	—	—	(3)	(3)	—	(3)
Cash dividends on common stock	—	(51)	—	(51)	—	(51)
Capital contributions from noncontrolling interests	—	—	—	—	29	29
Distributions to noncontrolling interests	—	—	—	—	(68)	(68)
Other	2	—	1	3	—	3
Balance at June 30, 2021	$643	$1,554	$(54)	$2,143	$4,547	$6,690
The accompanying notes as they relate to Southern Power are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)		(in millions)
Operating Revenues:
Natural gas revenues (includes revenue taxes of $23, $22, $77, and $69, respectively)	$675	$638	$2,367	$1,878
Alternative revenue programs	2	(2)	4	7
Total operating revenues	677	636	2,371	1,885
Operating Expenses:
Cost of natural gas	231	144	814	583
Other operations and maintenance	233	220	532	479
Depreciation and amortization	133	123	263	243
Taxes other than income taxes	49	47	130	118
Total operating expenses	646	534	1,739	1,423
Operating Income	31	102	632	462
Other Income and (Expense):
Earnings (loss) from equity method investments	(52)	30	(11)	72
Interest expense, net of amounts capitalized	(59)	(57)	(118)	(114)
Other income (expense), net	(14)	12	(78)	21
Total other income and (expense)	(125)	(15)	(207)	(21)
Earnings (Loss) Before Income Taxes	(94)	87	425	441
Income taxes (benefit)	(29)	16	92	95
Net Income (Loss)	$(65)	$71	$333	$346
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)		(in millions)
Net Income (Loss)	$(65)	$71	$333	$346
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $3, $(1), $3, and $(8), respectively	8	(1)	9	(21)
Reclassification adjustment for amounts included in net income, net of tax of $—, $—, $1, and $2, respectively	—	1	3	6
Total other comprehensive income (loss)	8	—	12	(15)
Comprehensive Income (Loss)	$(57)	$71	$345	$331
The accompanying notes as they relate to Southern Company Gas are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2021	2020
	(in millions)
Operating Activities:
Net income	$333	$346
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	263	243
Deferred income taxes	110	40
Mark-to-market adjustments	137	34
Impairment of PennEast Pipeline investment	82	—
Natural gas cost under recovery – long-term	(119)	—
Other, net	15	11
Changes in certain current assets and liabilities —
-Receivables	262	344
-Natural gas for sale, net of temporary LIFO liquidation	375	182
-Prepaid income taxes	(129)	14
-Natural gas cost under recovery	(485)	—
-Other current assets	7	(8)
-Accounts payable	(42)	(176)
-Accrued compensation	17	(31)
-Other current liabilities	(104)	47
Net cash provided from operating activities	722	1,046
Investing Activities:
Property additions	(635)	(647)
Cost of removal, net of salvage	(44)	(31)
Investment in unconsolidated subsidiaries	(3)	(78)
Proceeds from dispositions	—	178
Other investing activities	14	8
Net cash used for investing activities	(668)	(570)
Financing Activities:
Increase (decrease) in notes payable, net	210	(321)
Proceeds — Short-term borrowings	300	—
Redemptions —
Senior notes	(300)	—
Medium-term notes	(30)	—
Capital contributions from parent company	60	186
Payment of common stock dividends	(265)	(266)
Net cash used for financing activities	(25)	(401)
Net Change in Cash, Cash Equivalents, and Restricted Cash	29	75
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	19	49
Cash, Cash Equivalents, and Restricted Cash at End of Period	$48	$124
Supplemental Cash Flow Information:
Cash paid (received) during the period for —
Interest (net of $3 and $4 capitalized for 2021 and 2020, respectively)	$127	$119
Income taxes, net	100	(4)
Noncash transactions — Accrued property additions at end of period	137	123
The accompanying notes as they relate to Southern Company Gas are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Assets	At June 30, 2021	At December 31, 2020
	(in millions)
Current Assets:
Cash and cash equivalents	$37	$17
Receivables —
Energy marketing	—	516
Customer accounts	283	353
Unbilled revenues	74	219
Affiliated	3	4
Other accounts and notes	31	51
Accumulated provision for uncollectible accounts	(45)	(40)
Natural gas for sale	178	460
Prepaid expenses	162	48
Assets from risk management activities, net of collateral	22	118
Natural gas cost under recovery	485	—
Assets held for sale	736	—
Other regulatory assets	97	102
Other current assets	40	38
Total current assets	2,103	1,886
Property, Plant, and Equipment:
In service	18,051	17,611
Less: Accumulated depreciation	4,942	4,821
Plant in service, net of depreciation	13,109	12,790
Construction work in progress	790	648
Total property, plant, and equipment	13,899	13,438
Other Property and Investments:
Goodwill	5,015	5,015
Equity investments in unconsolidated subsidiaries	1,189	1,290
Other intangible assets, net of amortization of $138 and $195, respectively	44	51
Miscellaneous property and investments	19	19
Total other property and investments	6,267	6,375
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	72	81
Other regulatory assets, deferred	697	615
Other deferred charges and assets	197	235
Total deferred charges and other assets	966	931
Total Assets	$23,235	$22,630
The accompanying notes as they relate to Southern Company Gas are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholder's Equity	At June 30, 2021	At December 31, 2020
	(in millions)
Current Liabilities:
Securities due within one year	$48	$333
Notes payable	834	324
Energy marketing trade payables	—	494
Accounts payable —
Affiliated	50	56
Other	311	373
Customer deposits	75	90
Accrued taxes	79	83
Accrued interest	55	58
Accrued compensation	105	106
Temporary LIFO liquidation	182	—
Liabilities held for sale	677	—
Other regulatory liabilities	39	122
Other current liabilities	125	150
Total current liabilities	2,580	2,189
Long-term Debt	6,234	6,293
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	1,413	1,265
Deferred credits related to income taxes	831	847
Employee benefit obligations	267	283
Operating lease obligations	59	67
Other cost of removal obligations	1,673	1,649
Accrued environmental remediation	208	216
Other deferred credits and liabilities	41	54
Total deferred credits and other liabilities	4,492	4,381
Total Liabilities	13,306	12,863
Common Stockholder's Equity (See accompanying statements)	9,929	9,767
Total Liabilities and Stockholder's Equity	$23,235	$22,630
The accompanying notes as they relate to Southern Company Gas are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (UNAUDITED)

	Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balance at December 31, 2019	$9,697	$(198)	$7	$9,506
Net income	—	275	—	275
Return of capital to parent company	(2)	—	—	(2)
Other comprehensive income (loss)	—	—	(15)	(15)
Cash dividends on common stock	—	(133)	—	(133)
Balance at March 31, 2020	9,695	(56)	(8)	9,631
Net income	—	71	—	71
Capital contributions from parent company	200	—	—	200
Cash dividends on common stock	—	(133)	—	(133)
Balance at June 30, 2020	$9,895	$(118)	$(8)	$9,769

Balance at December 31, 2020	$9,930	$(141)	$(22)	$9,767
Net income	—	398	—	398
Capital contributions from parent company	57	—	—	57
Other comprehensive income	—	—	4	4
Cash dividends on common stock	—	(132)	—	(132)
Balance at March 31, 2021	9,987	125	(18)	10,094
Net loss	—	(65)	—	(65)
Capital contributions from parent company	25	—	—	25
Other comprehensive income	—	—	8	8
Cash dividends on common stock	—	(133)	—	(133)
Balance at June 30, 2021	$10,012	$(73)	$(10)	$9,929
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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(A) INTRODUCTION
The condensed quarterly financial statements of each Registrant included herein have been prepared by such Registrant, without audit, pursuant to the rules and regulations of the SEC. The Condensed Balance Sheets at December 31, 2020 have been derived from the audited financial statements of each Registrant. In the opinion of each Registrant's management, the information regarding such Registrant furnished herein reflects all adjustments, which, except as otherwise disclosed, are of a normal recurring nature, necessary to present fairly the results of operations for the periods ended June 30, 2021 and 2020. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although each Registrant believes that the disclosures regarding such Registrant are adequate to make the information presented not misleading. Disclosures which would substantially duplicate the disclosures in the Form 10-K and details which have not changed significantly in amount or composition since the filing of the Form 10-K are generally omitted from this Quarterly Report on Form 10-Q unless specifically required by GAAP. Therefore, these Condensed Financial Statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K. Due to the seasonal variations in the demand for energy and other factors, including the impacts of the COVID-19 pandemic, operating results for the periods presented are not necessarily indicative of the operating results to be expected for the full year.
Certain prior year data presented in the financial statements have been reclassified to conform to the current year presentation. These reclassifications had no impact on the overall results of operations, financial position, or cash flows of any Registrant.
Goodwill and Other Intangible Assets
Goodwill at June 30, 2021 and December 31, 2020 was as follows:

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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Other intangible assets were as follows:

	At June 30, 2021			At December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Other Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Other Intangible Assets, Net
	(in millions)			(in millions)
Southern Company
Other intangible assets subject to amortization:
Customer relationships	$212	$(142)	$70	$212	$(135)	$77
Trade names	64	(35)	29	64	(31)	33
Storage and transportation contracts(*)	—	—	—	64	(64)	—
PPA fair value adjustments	390	(99)	291	390	(89)	301
Other	11	(10)	1	10	(9)	1
Total other intangible assets subject to amortization	$677	$(286)	$391	$740	$(328)	$412
Other intangible assets not subject to amortization:
Federal Communications Commission licenses	75	—	75	75	—	75
Total other intangible assets	$752	$(286)	$466	$815	$(328)	$487

Southern Power
Other intangible assets subject to amortization:
PPA fair value adjustments	$390	$(99)	$291	$390	$(89)	$301

Southern Company Gas
Other intangible assets subject to amortization:
Gas marketing services
Customer relationships	$156	$(124)	$32	$156	$(119)	$37
Trade names	26	(14)	12	26	(12)	14
Wholesale gas services
Storage and transportation contracts(*)	—	—	—	64	(64)	—
Total other intangible assets subject to amortization	$182	$(138)	$44	$246	$(195)	$51
(*)See Note (K) under "Southern Company Gas" for information regarding the sale of Sequent.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Amortization associated with other intangible assets was as follows:

	Three Months Ended	Six Months Ended
	June 30, 2021
	(in millions)
Southern Company(a)	$10	$21
Southern Power(b)	5	10
Southern Company Gas(c)	3	7
(a)Includes $5 million and $10 million for the three and six months ended June 30, 2021, respectively, recorded as a reduction to operating revenues.
(b)Recorded as a reduction to operating revenues.
(c)Relates to gas marketing services.
Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed balance sheets that total to the amount shown in the condensed statements of cash flows for the applicable Registrants:

	Southern Company		Southern Power	Southern Company Gas
	June 30, 2021	December 31, 2020	June 30, 2021	June 30, 2021	December 31, 2020
	(in millions)		(in millions)	(in millions)
Cash and cash equivalents	$1,582	$1,065	$165	$37	$17
Cash and cash equivalents classified as held for sale	8	—	—	8	—
Restricted cash(a):
Other current assets	2	2	—	2	2
Other deferred charges and assets	24	—	24	—	—
Total cash, cash equivalents, and restricted cash(b)	$1,617	$1,068	$189	$48	$19
(a)For Southern Company Gas, reflects restricted cash held as collateral for workers' compensation, life insurance, and long-term disability insurance. For Southern Power, reflects restricted cash held for construction payables.
(b)Total may not add due to rounding.
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
Southern Company Gas recorded no material adjustments to natural gas inventories for either period presented. Nicor Gas' inventory decrement at June 30, 2021 is expected to be restored prior to year end.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
(B) REGULATORY MATTERS
See Note 2 to the financial statements in Item 8 of the Form 10-K for additional information relating to regulatory matters.
The recovery balances for certain retail regulatory clauses of the traditional electric operating companies and Southern Company Gas at June 30, 2021 and December 31, 2020 were as follows:

Regulatory Clause	Balance Sheet Line Item	June 30, 2021	December 31, 2020
		(in millions)
Alabama Power
Rate CNP Compliance	Other regulatory liabilities, current	$1	$28
Rate CNP PPA	Other regulatory assets, deferred	64	58
Retail Energy Cost Recovery	Other regulatory liabilities, current	—	18
	Other regulatory assets, deferred	54	—
Natural Disaster Reserve	Other regulatory liabilities, deferred	36	77
Georgia Power
Fuel Cost Recovery	Over recovered fuel clause revenues	$—	$113
	Other deferred charges and assets	21	—
Mississippi Power
Fuel Cost Recovery	Over recovered regulatory clause liabilities	$9	$24
Ad Valorem Tax	Other regulatory assets, current	12	11
	Other regulatory assets, deferred	45	41
Property Damage Reserve	Other regulatory liabilities, deferred	—	4
	Other regulatory assets, deferred	5	—
Southern Company Gas
Natural Gas Cost Recovery(*)	Other regulatory liabilities	$5	$88
	Natural gas cost under recovery	485	—
	Other regulatory assets, deferred	119	—
(*)The significant change during the six months ended June 30, 2021 was primarily driven by an increase in the cost of gas purchased in February 2021 resulting from Winter Storm Uri.
Alabama Power
Certificate of Convenience and Necessity
Energy Alabama, Gasp, Inc., and the Sierra Club filed requests for reconsideration and rehearing with the Alabama PSC regarding the certificate of convenience and necessity (CCN) issued to Alabama Power in August 2020, which authorized, among other things, the construction of Plant Barry Unit 8 and the acquisition of the Central Alabama Generating Station. In December 2020, the Alabama PSC issued an order denying the requests. On January 7, 2021, Energy Alabama and Gasp, Inc. filed a judicial appeal regarding both the Alabama PSC's August 2020 CCN order and the December 2020 order denying reconsideration and rehearing. On March 9, 2021, the Circuit Court of Montgomery County, Alabama granted a motion by Alabama Power to intervene in the appeal. At June 30, 2021, expenditures associated with the construction of Plant Barry Unit 8 included in CWIP totaled approximately $188 million. The ultimate outcome of this matter cannot be determined at this time.

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
Rate NDR
Based on an order from the Alabama PSC, when Alabama Power's NDR balance falls below $50 million, a reserve establishment charge will be activated and the ongoing reserve maintenance charge will be concurrently suspended until the NDR balance reaches $75 million. At June 30, 2021, Alabama Power's NDR balance was $36 million. As a result, effective with October 2021 billings, the reserve maintenance charge component of Rate NDR will be suspended and the reserve establishment charge will be activated. Alabama Power expects to collect approximately $4 million in the fourth quarter 2021 and $16 million annually under Rate NDR until the NDR balance is restored to $75 million.
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
Plant Vogtle Unit 3 and Common Facilities Rate Proceeding
On June 15, 2021, Georgia Power filed an application with the Georgia PSC to adjust retail base rates to include the portion of costs related to its investment in Plant Vogtle Unit 3 and common facilities shared between Plant Vogtle Units 3 and 4 (Common Facilities) previously deemed prudent by the Georgia PSC ($2.38 billion), as well as the related costs of operation.
The request includes an annual rate increase totaling approximately $370 million to be effective the month after Unit 3 is placed in service. Unit 3 is projected to be placed in service in the second quarter 2022. This increase will be partially offset by a decrease in the NCCR tariff of approximately $116 million expected to be effective January 1, 2022. In addition, an estimated $45 million of fuel cost savings related to Unit 3 is already incorporated in Georgia Power's current fuel cost recovery rates.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Georgia Power also is requesting to defer some of its 2022 financing costs (approximately $42 million) relating to the remaining portion of the total Unit 3 and Common Facilities construction costs not being recovered through the NCCR tariff until Unit 4 costs are placed in retail base rates.
The Georgia PSC is scheduled to issue a final order in this proceeding on November 2, 2021. The ultimate outcome of this matter cannot be determined at this time. See "Nuclear Construction" herein for additional information on Plant Vogtle Units 3 and 4.
Deferral of Incremental COVID-19 Costs
In June 2021, Georgia Power performed a review of bad debt amounts deferred under the Georgia PSC-approved methodology, including consideration of actual amounts repaid by customers from arrears and installment plans after the disconnection moratorium period ended in July 2020. As a result of the review, Georgia Power reduced the balance of deferred incremental costs by approximately $20 million. At June 30, 2021, the incremental costs deferred totaled approximately $20 million, including approximately $2 million of incremental bad debt costs and $18 million of other incremental costs. The period over which these costs will be recovered is expected to be determined in Georgia Power's next base rate case. The ultimate outcome of this matter cannot be determined at this time.
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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Cost and Schedule
Georgia Power's approximate proportionate share of the remaining estimated capital cost to complete Plant Vogtle Units 3 and 4, including contingency, through June 2022 and March 2023, respectively, is as follows:

(in millions)
Base project capital cost forecast(a)(b)	$9,096
Construction contingency estimate	119
Total project capital cost forecast(a)(b)	9,215
Net investment at June 30, 2021(b)	(7,856)
Remaining estimate to complete	$1,359
(a)    Includes approximately $570 million of costs that are not shared with the other Vogtle Owners. Excludes financing costs expected to be capitalized through AFUDC of approximately $290 million, of which $143 million had been accrued through June 30, 2021.
(b)    Net of $1.7 billion received from Toshiba under the Guarantee Settlement Agreement and approximately $188 million in related customer refunds.
Georgia Power estimates that its financing costs for construction of Plant Vogtle Units 3 and 4 will total approximately $3.2 billion, of which $2.7 billion had been incurred through June 30, 2021.
As part of its ongoing processes, Southern Nuclear continues to evaluate cost and schedule forecasts on a regular basis to incorporate current information available, particularly in the areas of engineering support, commodity installation, system turnovers and related test results, and workforce statistics. Southern Nuclear establishes aggressive target values for monthly construction production and system turnover activities. Southern Nuclear's site work plans continue to reflect this approach in support of safely completing Units 3 and 4, while achieving the required construction quality.
In mid-March 2020, Southern Nuclear began implementing policies and procedures designed to mitigate the risk of transmission of COVID-19 at the construction site, including worker distancing measures; isolating individuals who tested positive for COVID-19, showed symptoms consistent with COVID-19, were being tested for COVID-19, or were in close contact with such persons; requiring self-quarantine; and adopting additional precautionary measures. Since March 2020, the number of active cases at the site has fluctuated and impacted productivity levels and pace of activity completion. The site has experienced an overall decline in the number of active cases since a peak in January 2021. The lower productivity levels and slower pace of activity completion experienced since March 2020 contributed to a backlog to the aggressive site work plan established at the beginning of 2020. Georgia Power estimates the productivity impacts of the COVID-19 pandemic have consumed approximately three to four months of schedule margin previously embedded in the site work plan for Unit 3 and Unit 4. In addition, the project continued to face challenges including, but not limited to, higher than expected absenteeism; overall construction and subcontractor labor productivity; system turnover and testing activities; and electrical equipment and commodity installation. As a result of these factors, in January 2021, Southern Nuclear further extended certain milestone dates, including the start of hot functional testing and fuel load for Unit 3, from those established in October 2020.
Following the January 2021 milestone extensions, Southern Nuclear has been performing additional construction remediation work necessary to ensure quality and design standards are met as system turnovers are completed to support hot functional testing and fuel load for Unit 3. Hot functional testing for Unit 3 was completed in July 2021. As a result of challenges including, but not limited to, construction productivity, construction remediation work, the pace of system turnovers, spent fuel pool repairs, and the timeframe and duration for hot functional and other testing, at the end of the second quarter 2021, Southern Nuclear further extended certain milestone dates, including the fuel load for Unit 3, from those established in January 2021. The site work plan currently targets fuel load for Unit 3 in the fourth quarter 2021 and an in-service date of March 2022. As the site work plan includes minimal margin to these milestone dates, an in-service date in the second quarter 2022 for Unit 3 is projected, although any further delays could result in a later in-service date.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
As the result of productivity challenges, at the end of the second quarter 2021, Southern Nuclear also further extended milestone dates for Unit 4 from those established in January 2021. The site work plan targets an in-service date of November 2022 and primarily depends on overall construction productivity and production levels significantly improving as well as appropriate levels of craft laborers, particularly electricians and pipefitters, being added and maintained. As the site work plan includes minimal margin to the milestone dates, an in-service date in the first quarter 2023 for Unit 4 is projected, although any further delays could result in a later in-service date.
As of March 31, 2021, approximately $84 million of the construction contingency established in the fourth quarter 2020 was assigned to the base capital cost forecast for costs primarily associated with the schedule extension for Unit 3 to December 2021, construction productivity, support resources, and construction remediation work. Georgia Power increased its total capital cost forecast as of March 31, 2021 by adding $48 million to the remaining construction contingency. Considering the factors above, during the second quarter 2021, all of the remaining construction contingency previously established and an additional $341 million was assigned to the base capital cost forecast for costs primarily associated with the schedule extensions for Units 3 and 4 described above, construction remediation work for Unit 3, and construction productivity and support resources for Units 3 and 4. Georgia Power also increased its total capital cost forecast as of June 30, 2021 by adding $119 million to replenish construction contingency.
After considering the significant level of uncertainty that exists regarding the future recoverability of these costs since the ultimate outcome of these matters is subject to the outcome of future assessments by management, as well as Georgia PSC decisions in future regulatory proceedings, Georgia Power recorded pre-tax charges to income in the first quarter 2021 and the second quarter 2021 of $48 million ($36 million after tax) and $460 million ($343 million after tax), respectively, for the increases in the total project capital cost forecast. As and when these amounts are spent, Georgia Power may request the Georgia PSC to evaluate those expenditures for rate recovery.
In addition, the continuing effects of the COVID-19 pandemic could further disrupt or delay construction and testing activities at Plant Vogtle Units 3 and 4. Georgia Power's proportionate share of the estimated incremental cost associated with COVID-19 mitigation actions and impacts on construction productivity is currently estimated to be between $160 million and $200 million and is included in the total project capital cost forecast.
As construction, including subcontract work, continues and testing and system turnover activities increase, ongoing or future challenges with management of contractors and vendors; subcontractor performance; supervision of craft labor and related productivity, particularly in the installation of electrical, mechanical, and instrumentation and controls commodities, ability to attract and retain craft labor, and/or related cost escalation; procurement, fabrication, delivery, assembly, installation, system turnover, and the initial testing and start-up, including any required engineering changes or any remediation related thereto, of plant systems, structures, or components (some of which are based on new technology that only within the last few years began initial operation in the global nuclear industry at this scale), including the spent fuel pools, any of which may require additional labor and/or materials; or other issues could continue or arise and change the projected schedule and estimated cost.
There have been technical and procedural challenges to the construction and licensing of Plant Vogtle Units 3 and 4 at the federal and state level and additional challenges may arise. Processes are in place that are designed to ensure compliance with the requirements specified in the Westinghouse Design Control Document and the combined construction and operating licenses, including inspections by Southern Nuclear and the NRC that occur throughout construction. In connection with the additional construction remediation work described above, Southern Nuclear reviewed the project's construction quality programs and, where needed, is implementing improvement plans consistent with these processes. In June 2021, the NRC began a special inspection to review the root cause of this additional construction remediation work and the corresponding corrective action plans. Findings resulting from this or other inspections could require additional remediation and/or further NRC oversight. In addition, certain license amendment requests have been filed and approved or are pending before the NRC. On March 15, 2021, the NRC denied the Blue Ridge Environmental Defense League's (BREDL) December 2020 motion to reopen proceedings on BREDL's petition challenging a requested license amendment, which has been issued by the NRC staff.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
In September 2020, Southern Nuclear notified the NRC of its intent to load fuel for Unit 3 in 2021. Various design and other licensing-based compliance matters, including the timely submittal by Southern Nuclear of the ITAAC documentation for each unit and the related reviews and approvals by the NRC necessary to support NRC authorization to load fuel, have arisen or may arise, which may result in additional license amendments or require other resolution. If any license amendment requests or other licensing-based compliance issues, including inspections and ITAACs, are not resolved in a timely manner, there may be delays in the project schedule that could result in increased costs.
The ultimate outcome of these matters cannot be determined at this time. However, any extension of the in-service date beyond the second quarter 2022 for Unit 3 or the first quarter 2023 for Unit 4 is currently estimated to result in additional base capital costs for Georgia Power of approximately $25 million per month for Unit 3 and approximately $15 million per month for Unit 4, as well as the related AFUDC. While Georgia Power is not precluded from seeking recovery of any future capital cost forecast increase, management will ultimately determine whether or not to seek recovery. Any further changes to the capital cost forecast that are not expected to be recoverable through regulated rates will be required to be charged to income and such charges could be material.
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
Regulatory Matters
In 2009, the Georgia PSC voted to certify construction of Plant Vogtle Units 3 and 4 with a certified capital cost of $4.418 billion. In addition, in 2009 the Georgia PSC approved inclusion of the Plant Vogtle Units 3 and 4 related CWIP accounts in rate base, and the State of Georgia enacted the Georgia Nuclear Energy Financing Act, which allows Georgia Power to recover financing costs for Plant Vogtle Units 3 and 4. Financing costs are recovered on all applicable certified costs through annual adjustments to the NCCR tariff up to the certified capital cost of $4.418 billion. At June 30, 2021, Georgia Power had recovered approximately $2.6 billion of financing costs. Financing costs related to capital costs above $4.418 billion are being recognized through AFUDC and are expected to be recovered through retail rates over the life of Plant Vogtle Units 3 and 4; however, Georgia Power will not record AFUDC related to any capital costs in excess of the total deemed reasonable by the Georgia PSC (currently $7.3 billion) and not requested for rate recovery. In November 2020, the Georgia PSC approved Georgia Power's request to decrease the NCCR tariff by $142 million annually, effective January 1, 2021.
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
In 2016, the Georgia PSC voted to approve a settlement agreement (Vogtle Cost Settlement Agreement) resolving certain prudency matters in connection with the fifteenth VCM report. In December 2017, the Georgia PSC voted to approve (and issued its related order on January 11, 2018) Georgia Power's seventeenth VCM report and modified the Vogtle Cost Settlement Agreement. The Vogtle Cost Settlement Agreement, as modified by the January 11, 2018 order, resolved the following regulatory matters related to Plant Vogtle Units 3 and 4: (i) none of the $3.3 billion of costs incurred through December 31, 2015 and reflected in the fourteenth VCM report should be disallowed from rate base on the basis of imprudence; (ii) the Contractor Settlement Agreement was reasonable and prudent and none of the $0.3 billion paid pursuant to the Contractor Settlement Agreement should be disallowed from rate base on the basis of imprudence; (iii) (a) capital costs incurred up to $5.68 billion would be presumed to

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
be reasonable and prudent with the burden of proof on any party challenging such costs, (b) Georgia Power would have the burden to show that any capital costs above $5.68 billion were prudent, and (c) a revised capital cost forecast of $7.3 billion (after reflecting the impact of payments received under the Guarantee Settlement Agreement and related customer refunds) was found reasonable; (iv) construction of Plant Vogtle Units 3 and 4 should be completed, with Southern Nuclear serving as project manager and Bechtel as primary contractor; (v) approved and deemed reasonable Georgia Power's revised schedule placing Plant Vogtle Units 3 and 4 in service in November 2021 and November 2022, respectively; (vi) confirmed that the revised cost forecast does not represent a cost cap and that a prudence proceeding on cost recovery will occur following Unit 4 fuel load, consistent with applicable Georgia law; (vii) reduced the ROE used to calculate the NCCR tariff (a) from 10.95% (the ROE rate setting point authorized by the Georgia PSC in the 2013 alternate rate plan) to 10.00% effective January 1, 2016, (b) from 10.00% to 8.30%, effective January 1, 2020, and (c) from 8.30% to 5.30%, effective January 1, 2021 (provided that the ROE in no case will be less than Georgia Power's average cost of long-term debt); (viii) reduced the ROE used for AFUDC equity for Plant Vogtle Units 3 and 4 from 10.00% to Georgia Power's average cost of long-term debt, effective January 1, 2018; and (ix) agreed that upon Unit 3 reaching commercial operation, retail base rates would be adjusted to include the costs related to Unit 3 and common facilities deemed prudent in the Vogtle Cost Settlement Agreement. The January 11, 2018 order also stated that if Plant Vogtle Units 3 and 4 are not commercially operational by June 1, 2021 and June 1, 2022, respectively, the ROE used to calculate the NCCR tariff will be further reduced by 10 basis points each month (but not lower than Georgia Power's average cost of long-term debt) until the respective Unit is commercially operational. The ROE reductions negatively impacted earnings by approximately $150 million in 2020 and are estimated to have negative earnings impacts of approximately $270 million, $270 million, and $90 million in 2021, 2022, and 2023, respectively. In its January 11, 2018 order, the Georgia PSC also stated if other conditions change and assumptions upon which Georgia Power's seventeenth VCM report are based do not materialize, the Georgia PSC reserved the right to reconsider the decision to continue construction.
The Georgia PSC has approved 23 VCM reports covering periods through June 30, 2020 and is scheduled to vote on the twenty-fourth VCM report in August 2021, including total construction capital costs incurred through December 31, 2020 of $8.7 billion (before $1.7 billion of payments received under the Guarantee Settlement Agreement and approximately $188 million in related customer refunds). On July 28, 2021, Georgia Power and the staff of the Georgia PSC reached a stipulated agreement providing for approval of the twenty-fourth VCM report as well as a change to future VCM proceedings. Beginning with its twenty-fifth VCM report, which Georgia Power expects to file with the Georgia PSC by August 31, 2021, Georgia Power will continue to report to the Georgia PSC all costs incurred during the period for review and will include a request for approval of costs up to the $7.3 billion determined to be reasonable in the Georgia PSC's seventeenth VCM order. Under the stipulation, Georgia Power will not seek verification or approval of costs above $7.3 billion prior to the Georgia PSC's prudence review contemplated by the seventeenth VCM order. The twenty-fifth VCM report will reflect the revised capital cost forecast discussed above. See "Plant Vogtle Unit 3 and Common Facilities Rate Proceeding" herein for information on Georgia Power's request to adjust retail base rates to include a portion of costs related to its investment in Plant Vogtle Unit 3 and Common Facilities.
The ultimate outcome of these matters cannot be determined at this time.
Mississippi Power
Performance Evaluation Plan
On June 8, 2021, the Mississippi PSC approved Mississippi Power's annual retail PEP filing for 2021, resulting in an annual increase in revenues of approximately $16 million, or 1.8%, which became effective with the first billing cycle of April 2021 in accordance with the PEP rate schedule.
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
The remaining net book value of Plant Daniel Units 1 and 2 was approximately $522 million at June 30, 2021. Mississippi Power expects to reclassify the net book value remaining at retirement to a regulatory asset to be amortized over a period to be determined by the Mississippi PSC in future proceedings, consistent with the December 2020 order. The Plant Watson and Greene County units are expected to be fully depreciated upon retirement.
The 2021 IRP is subject to a review period during which the Mississippi PSC may note any deficiencies which could require re-evaluation or resubmission of the IRP. If no deficiencies are noted, the Mississippi PSC's review will conclude on August 13, 2021.
The ultimate outcome of this matter cannot be determined at this time.
Environmental Compliance Overview Plan
On June 8, 2021, the Mississippi PSC approved Mississippi Power's ECO Plan filing for 2021, resulting in an annual decrease in revenues of approximately $9 million, primarily due to a change in the amortization periods of certain regulatory assets and liabilities. The rate decrease became effective with the first billing cycle of July 2021.
Ad Valorem Tax Adjustment
On April 6, 2021, the Mississippi PSC approved Mississippi Power's annual ad valorem tax adjustment filing for 2021, which requested an annual increase in revenues of approximately $28 million, including approximately $19 million of ad valorem taxes previously recovered through PEP in accordance with the Mississippi Power Rate Case Settlement Agreement. The rate increase became effective with the first billing cycle of May 2021.
Southern Company Gas
Infrastructure Replacement Programs and Capital Projects
Capital expenditures incurred under specific infrastructure replacement programs during the first six months of 2021 were as follows:

Utility	Program	Six Months Ended June 30, 2021
		(in millions)
Nicor Gas	Investing in Illinois	$179
Virginia Natural Gas	Steps to Advance Virginia's Energy	22
Total		$201
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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Recovery of the related revenue requirements will be included in either subsequent annual GRAM filings or the new System Reinforcement Rider for authorized large pressure improvement and system reliability projects. The Georgia PSC is scheduled to vote on this matter in November 2021. The ultimate outcome of this matter cannot be determined at this time.
Virginia Natural Gas
On April 6, 2021, the Virginia Commission approved a motion filed by Virginia Natural Gas to withdraw the application for its 9.5-mile interconnect project due to a change in the capacity needs of one of the project's customers. No further action is necessary and this matter is now concluded.
Rate Proceedings
Virginia Natural Gas
On May 10, 2021, Virginia Natural Gas, the Virginia Commission staff, and other intervenors entered into a stipulation agreement related to Virginia Natural Gas' June 2020 general rate case filing, which allows for a $43 million increase in annual base rate revenues, including $14 million related to the recovery of investments under the SAVE program, based on a ROE of 9.5% and an equity ratio of 51.9%. On July 8, 2021, the hearing examiner issued a report recommending adoption of the stipulation agreement. The Virginia Commission is expected to rule on this matter by September 2021. Interim rate adjustments became effective as of November 1, 2020, subject to refund, based on Virginia Natural Gas' original request for an increase of approximately $50 million. The ultimate outcome of this matter cannot be determined at this time.
Atlanta Gas Light
On July 21, 2021, Atlanta Gas Light filed its annual GRAM filing with the Georgia PSC. The filing requests an annual base rate increase of $49 million based on the projected 12-month period beginning January 1, 2022. The proposed rate increase may be updated pending the resolution of Atlanta Gas Light's i-CDP filing. Resolution of the GRAM filing is expected by December 31, 2021, with the new rates to become effective January 1, 2022. The ultimate outcome of this matter cannot be determined at this time. See "Infrastructure Replacement Programs and Capital Projects – Atlanta Gas Light" herein for additional information.
Deferral of Incremental COVID-19 Costs
Nicor Gas
On March 18, 2021, the Illinois Commission approved a phased-in schedule for disconnections related to non-payment. Nicor Gas began certain disconnections in late April 2021 and resumed normal disconnections in June 2021. Nicor Gas will continue certain flexible credit and collection procedures through the third quarter 2021.
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
Georgia Power's environmental remediation liability was $15 million at both June 30, 2021 and December 31, 2020. Georgia Power has been designated or identified as a potentially responsible party at sites governed by the Georgia Hazardous Site Response Act and/or by the federal Comprehensive Environmental Response, Compensation, and Liability Act, and assessment and potential cleanup of such sites is expected.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Southern Company Gas' environmental remediation liability was $247 million and $245 million at June 30, 2021 and December 31, 2020, respectively, based on the estimated cost of environmental investigation and remediation associated with known former manufactured gas plant operating sites.
The ultimate outcome of these matters cannot be determined at this time; however, as a result of the regulatory treatment for environmental remediation expenses described above, the final disposition of these matters is not expected to have a material impact on the financial statements of the applicable Registrants.
Other Matters
Southern Company Gas
PennEast Pipeline Project
Work continues with state and federal agencies to obtain the required permits to begin construction of the PennEast Pipeline. On June 29, 2021, the U.S. Supreme Court ruled in favor of PennEast Pipeline regarding its federal eminent domain authority over lands in which a state has property rights interests.
Southern Company Gas tests its equity method investments for impairment whenever events or changes in circumstances indicate that the investment may be impaired. Following the U.S. Supreme Court ruling, during the second quarter 2021, Southern Company Gas management reassessed the project construction timing, including the anticipated timing for receipt of the FERC certificate and all remaining state and local permits for both Phase 1 (the construction of 68 miles of pipe entirely within Pennsylvania) and Phase 2 (the construction of the remaining 50 miles in Pennsylvania and New Jersey), as well as potential challenges thereto, and performed an impairment analysis. The outcome of the analysis resulted in a pre-tax impairment charge of $82 million ($58 million after tax). The ultimate outcome of the PennEast Pipeline construction project cannot be determined at this time. See Note (E) under "Southern Company Gas" for additional information.
SNG
As a 50% equity investor in SNG, Southern Company Gas is required to make additional capital contributions as necessary pursuant to the terms of its operating agreement with SNG. Southern Company Gas previously committed to fund up to $150 million as a contingent capital contribution if SNG was unable to refinance or otherwise satisfy $300 million of debt maturing in June 2021. On April 29, 2021, SNG successfully refinanced the debt obligation. See Note (E) under "Southern Company Gas" for additional information.
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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The following table disaggregates revenue from contracts with customers for the three and six months ended June 30, 2021 and 2020:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Three Months Ended June 30, 2021
Operating revenues
Retail electric revenues
Residential	$1,469	$553	$852	$64	$—	$—
Commercial	1,176	386	724	66	—	—
Industrial	728	334	321	73	—	—
Other	23	4	17	2	—	—
Total retail electric revenues	3,396	1,277	1,914	205	—	—
Natural gas distribution revenues
Residential	311	—	—	—	—	311
Commercial	73	—	—	—	—	73
Transportation	247	—	—	—	—	247
Industrial	8	—	—	—	—	8
Other	59	—	—	—	—	59
Total natural gas distribution revenues	698	—	—	—	—	698
Wholesale electric revenues
PPA energy revenues	209	38	16	2	158	—
PPA capacity revenues	118	29	14	1	75	—
Non-PPA revenues	55	25	3	75	78	—
Total wholesale electric revenues	382	92	33	78	311	—
Other natural gas revenues
Wholesale gas services	578	—	—	—	—	578
Gas marketing services	63	—	—	—	—	63
Other natural gas revenues	10	—	—	—	—	10
Total natural gas revenues	651	—	—	—	—	651
Other revenues	295	52	137	7	5	—
Total revenue from contracts with customers	5,422	1,421	2,084	290	316	1,349
Other revenue sources(a)	1,179	135	141	13	174	731
Other adjustments(b)	(1,403)	—	—	—	—	(1,403)
Total operating revenues	$5,198	$1,556	$2,225	$303	$490	$677

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Six Months Ended June 30, 2021
Operating revenues
Retail electric revenues
Residential	$2,936	$1,181	$1,627	$128	$—	$—
Commercial	2,294	758	1,410	126	—	—
Industrial	1,397	654	606	137	—	—
Other	47	9	34	4	—	—
Total retail electric revenues	6,674	2,602	3,677	395	—	—
Natural gas distribution revenues
Residential	925	—	—	—	—	925
Commercial	243	—	—	—	—	243
Transportation	536	—	—	—	—	536
Industrial	24	—	—	—	—	24
Other	155	—	—	—	—	155
Total natural gas distribution revenues	1,883	—	—	—	—	1,883
Wholesale electric revenues
PPA energy revenues	422	81	30	7	313	—
PPA capacity revenues	237	58	27	4	150	—
Non-PPA revenues	119	57	12	162	139	—
Total wholesale electric revenues	778	196	69	173	602	—
Other natural gas revenues
Wholesale gas services	2,168	—	—	—	—	2,168
Gas marketing services	257	—	—	—	—	257
Other natural gas revenues	17	—	—	—	—	17
Total natural gas revenues	2,442	—	—	—	—	2,442
Other revenues	542	97	249	14	9	—
Total revenue from contracts with customers	12,319	2,895	3,995	582	611	4,325
Other revenue sources(a)	2,488	220	200	28	319	1,745
Other adjustments(b)	(3,699)	—	—	—	—	(3,699)
Total operating revenues	$11,108	$3,115	$4,195	$610	$930	$2,371

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
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
(b)Other adjustments relate to the cost of Southern Company Gas' energy and risk management activities. Wholesale gas services revenues are presented net of the related costs of those activities on the statement of income. See Notes (K) and (L) under "Southern Company Gas" for information on the sale of Sequent and components of wholesale gas services' operating revenues, respectively.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Contract Balances
The following table reflects the closing balances of receivables, contract assets, and contract liabilities related to revenues from contracts with customers at June 30, 2021 and December 31, 2020:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Accounts Receivable
At June 30, 2021	$2,271	$633	$887	$85	$129	$368
At December 31, 2020	2,614	632	806	77	112	788
Contract Assets
At June 30, 2021	$98	$—	$36	$—	$1	$—
At December 31, 2020	158	2	71	—	—	—
Contract Liabilities
At June 30, 2021	$67	$5	$37	$1	$1	$—
At December 31, 2020	61	6	27	1	1	1
At June 30, 2021 and December 31, 2020, Georgia Power had contract assets primarily related to unregulated service agreements, where payment is contingent on project completion, as well as, at December 31, 2020, contract assets related to fixed retail customer bill programs, where the payment is contingent upon Georgia Power's continued performance and the customer's continued participation in the program over a one-year contract term. Contract liabilities for Georgia Power relate to cash collections recognized in advance of revenue for unregulated service agreements. Southern Company's unregulated distributed generation business had $60 million and $81 million of contract assets and $24 million and $27 million of contract liabilities at June 30, 2021 and December 31, 2020, respectively, for outstanding performance obligations.
Revenues recognized by Southern Company in the three and six months ended June 30, 2021, which were included in contract liabilities at December 31, 2020, were $12 million and $21 million, respectively, and immaterial for all other Registrants.
Remaining Performance Obligations
The traditional electric operating companies and Southern Power have long-term contracts with customers in which revenues are recognized as performance obligations are satisfied over the contract term. These contracts primarily relate to PPAs whereby the traditional electric operating companies and Southern Power provide electricity and generation capacity to a customer. The revenue recognized for the delivery of electricity is variable; however, certain PPAs include a fixed payment for fixed generation capacity over the term of the contract. Southern Company's unregulated distributed generation business also has partially satisfied performance obligations related to certain fixed price contracts. Revenues from contracts with customers related to these performance obligations remaining at June 30, 2021 are expected to be recognized as follows:

	2021 (remaining)	2022	2023	2024	2025	Thereafter
	(in millions)
Southern Company	$354	$464	$343	$327	$307	$2,667
Alabama Power	23	31	24	7	5	—
Georgia Power	41	58	39	23	21	41
Southern Power	165	323	281	297	281	2,644

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Revenue expected to be recognized for performance obligations remaining at June 30, 2021 was immaterial for Mississippi Power and Southern Company Gas.
Lease Income
Lease income for the three and six months ended June 30, 2021 and 2020 is as follows:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
For the Three Months Ended June 30, 2021
Lease income - interest income on sales-type leases	$4	$—	$—	$4	$—	$—
Lease income - operating leases	56	21	10	—	21	9
Variable lease income	128	(1)	—	—	138	—
Total lease income	$188	$20	$10	$4	$159	$9

For the Six Months Ended June 30, 2021
Lease income - interest income on sales-type leases	$7	$—	$—	$7	$—	$—
Lease income - operating leases	112	41	21	1	42	17
Variable lease income	212	—	—	—	228	—
Total lease income	$331	$41	$21	$8	$270	$17

For the Three Months Ended June 30, 2020
Lease income - interest income on sales-type leases	$3	$—	$—	$3	$—	$—
Lease income - operating leases	47	6	15	—	21	9
Variable lease income	126	—	—	—	136	—
Total lease income	$176	$6	$15	$3	$157	$9

For the Six Months Ended June 30, 2020
Lease income - interest income on sales-type leases	$6	$—	$—	$5	$—	$—
Lease income - operating leases	97	13	30	—	45	17
Variable lease income	200	—	—	—	215	—
Total lease income	$303	$13	$30	$5	$260	$17
Lease payments received under tolling arrangements and PPAs consist of either scheduled payments or variable payments based on the amount of energy produced by the underlying electric generating units. Lease income for Alabama Power and Southern Power is included in wholesale revenues.
Lease Receivables
Mississippi Power completed construction of additional leased assets under an existing sales-type lease during the second quarter 2021. Upon completion of construction, the book value of $35 million was transferred from CWIP to lease receivables and is primarily included in other property and investments at June 30, 2021. The transfer represents a noncash investing transaction for purposes of the statements of cash flows.

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
SP Solar and SP Wind
At June 30, 2021 and December 31, 2020, SP Solar had total assets of $6.2 billion and $6.1 billion, respectively, total liabilities of $382 million and $387 million, respectively, and noncontrolling interests of $1.1 billion. Cash distributions from SP Solar are allocated 67% to Southern Power and 33% to Global Atlantic in accordance with their partnership interest percentage. Under the terms of the limited partnership agreement, distributions without limited partner consent are limited to available cash and SP Solar is obligated to distribute all such available cash to its partners each quarter. Available cash includes all cash generated in the quarter subject to the maintenance of appropriate operating reserves.
At June 30, 2021 and December 31, 2020, SP Wind had total assets of $2.3 billion and $2.4 billion, respectively, total liabilities of $140 million and $138 million, respectively, and noncontrolling interests of $42 million and $43 million, respectively. Under the terms of the limited liability agreement, distributions without Class A member consent are limited to available cash and SP Wind is obligated to distribute all such available cash to its members each quarter. Available cash includes all cash generated in the quarter subject to the maintenance of appropriate operating reserves. Cash distributions from SP Wind are generally allocated 60% to Southern Power and 40% to the three financial investors in accordance with the limited liability agreement.
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
At June 30, 2021 and December 31, 2020, the other VIEs had total assets of $1.9 billion and $1.1 billion, respectively, total liabilities of $249 million and $110 million, respectively, and noncontrolling interests of $913 million and $454 million, respectively. Under the terms of the partnership agreements, distributions of all available cash are required each month or quarter and additional distributions require partner consent.
Equity Method Investments
At June 30, 2021 and December 31, 2020, Southern Power had equity method investments in wind and battery storage projects totaling $84 million and $19 million, respectively.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Southern Company Gas
Equity Method Investments
The carrying amounts of Southern Company Gas' equity method investments at June 30, 2021 and December 31, 2020 and related earnings (loss) from those investments for the three and six months ended June 30, 2021 and 2020 were as follows:

Investment Balance	June 30, 2021	December 31, 2020
	(in millions)
SNG	$1,143	$1,167
PennEast Pipeline(*)	13	91
Other	33	32
Total	$1,189	$1,290
(*)Investment balance at June 30, 2021 reflects a pre-tax impairment charge of $82 million ($58 million after tax) recorded in the second quarter 2021. See Note (C) under "Other Matters – Southern Company Gas" for additional information.

	Three Months Ended June 30,		Six Months Ended June 30,
Earnings (Loss) from Equity Method Investments	2021	2020	2021	2020
	(in millions)
SNG	$28	$28	$66	$65
PennEast Pipeline(a)(b)	(81)	1	(79)	3
Other(a)(c)	1	1	2	4
Total	$(52)	$30	$(11)	$72
(a)Earnings primarily result from AFUDC equity recorded by the project entity.
(b)Includes a pre-tax impairment charge of $82 million ($58 million after tax) for the three and six months ended June 30, 2021. See Note (C) under "Other Matters – Southern Company Gas" for additional information.
(c)On March 24, 2020, Southern Company Gas completed the sale of its interests in Atlantic Coast Pipeline and Pivotal LNG. See Note 15 to the financial statements under "Southern Company Gas" in Item 8 of the Form 10-K for additional information.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
(F) FINANCING
Bank Credit Arrangements
See Note 8 to the financial statements under "Bank Credit Arrangements" in Item 8 of the Form 10-K for additional information.
At June 30, 2021, committed credit arrangements with banks were as follows:

	Expires
Company	2021	2022	2023	2024	2026	Total	Unused	Due within One Year
	(in millions)
Southern Company parent	$—	$—	$—	$—	$2,000	$2,000	$1,999	$—
Alabama Power	3	525	—	—	700	1,228	1,228	3
Georgia Power	—	—	—	—	1,750	1,750	1,728	—
Mississippi Power	—	—	125	150	—	275	250	—
Southern Power(a)	—	—	—	—	600	600	568	—
Southern Company Gas(b)	—	250	—	—	1,500	1,750	1,747	250
SEGCO	—	30	—	—	—	30	30	30
Southern Company	$3	$805	$125	$150	$6,550	$7,633	$7,550	$283
(a)Does not include Southern Power Company's $75 million and $60 million continuing letter of credit facilities for standby letters of credit expiring in 2023, of which $23 million and $1 million, respectively, was unused at June 30, 2021. Southern Power's subsidiaries are not parties to its bank credit arrangements or letter of credit facilities.
(b)Southern Company Gas, as the parent entity, guarantees the obligations of Southern Company Gas Capital, which is the borrower of $800 million of the arrangement expiring in 2026 and all $250 million of the arrangement expiring in 2022. Southern Company Gas' committed credit arrangement expiring in 2026 also includes $700 million for which Nicor Gas is the borrower and which is restricted for working capital needs of Nicor Gas. Pursuant to the multi-year credit arrangement expiring in 2026, the allocations between Southern Company Gas Capital and Nicor Gas may be adjusted.
As reflected in the table above, in May 2021, Southern Company, Alabama Power, Georgia Power, and Southern Power each amended and restated certain of its multi-year credit arrangements, which, among other things, extended the maturity dates from 2024 to 2026. Alabama Power also decreased the borrowing capacity under its credit arrangement now maturing in 2026 from $800 million to $700 million. Also in May 2021, Southern Company Gas Capital, along with Nicor Gas, amended and restated their multi-year credit arrangement to extend the maturity date from 2024 to 2026 and decrease the aggregate borrowing capacity from $1.75 billion to $1.5 billion. In addition, Southern Company Gas Capital entered into a new $250 million credit arrangement, which is guaranteed by Southern Company Gas, that matures in 2022. In June 2021, Mississippi Power amended and restated certain of its multi-year credit arrangements aggregating $150 million, which, among other things, extended the maturity dates from 2022 to 2024.
Subject to applicable market conditions, Southern Company and its subsidiaries expect to renew or replace their bank credit arrangements as needed, prior to expiration. In connection therewith, Southern Company and its subsidiaries may extend the maturity dates and/or increase or decrease the lending commitments thereunder.
These bank credit arrangements, as well as the term loan arrangements of the Registrants, Nicor Gas, and SEGCO, contain covenants that limit debt levels and contain cross-acceleration or, in the case of Southern Power, cross-default provisions to other indebtedness (including guarantee obligations) that are restricted only to the indebtedness of the individual company. Such cross-default provisions to other indebtedness would trigger an event of default if Southern Power defaulted on indebtedness or guarantee obligations over a specified threshold. Such cross-acceleration provisions to other indebtedness would trigger an event of default if the applicable borrower defaulted on indebtedness, the payment of which was then accelerated. At June 30, 2021, the Registrants, Nicor Gas, and

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
SEGCO were in compliance with all such covenants. None of the bank credit arrangements contain material adverse change clauses at the time of borrowings.
A portion of the unused credit with banks is allocated to provide liquidity support to the revenue bonds of the traditional electric operating companies and the commercial paper programs of the Registrants, Nicor Gas, and SEGCO. The amount of variable rate revenue bonds of the traditional electric operating companies outstanding requiring liquidity support at June 30, 2021 was approximately $1.4 billion (comprised of approximately $854 million at Alabama Power, $550 million at Georgia Power, and $34 million at Mississippi Power). In addition, at June 30, 2021, Georgia Power and Mississippi Power had approximately $105 million and $50 million, respectively, of fixed rate revenue bonds outstanding that are required to be remarketed within the next 12 months.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
As reported shares	1,061	1,058	1,060	1,057
Effect of stock-based compensation	6	5	6	7
Effect of equity units	—	—	—	1
Diluted shares	1,067	1,063	1,066	1,065
For all periods presented, an immaterial number of stock-based compensation awards was not included in the diluted earnings per share calculation because the awards were anti-dilutive
(G) INCOME TAXES
See Note 10 to the financial statements in Item 8 of the Form 10-K for additional tax information.
Current and Deferred Income Taxes
Tax Credit and Net Operating Loss Carryforwards
Southern Company had federal ITC and PTC carryforwards (primarily related to Southern Power) totaling $1.3 billion at June 30, 2021 compared to $1.4 billion at December 31, 2020.
The federal ITC and PTC carryforwards begin expiring in 2034 and 2032, respectively, but are expected to be fully utilized by 2024. The utilization of each Registrant's estimated tax credit and state net operating loss carryforwards and related valuation allowances could be impacted by numerous factors, including the acquisition of additional renewable projects, the purchase of rights to additional PTCs of Plant Vogtle Units 3 and 4 pursuant to certain joint ownership agreements, changes in taxable income projections, and potential income tax rate changes. See Note (B) and Note 2 to the financial statements in Item 8 of the Form 10-K under "Georgia Power – Nuclear Construction" for additional information on Plant Vogtle Units 3 and 4.

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
Georgia Power
Georgia Power's effective tax benefit rate was (6.9)% for the six months ended June 30, 2021 compared to an effective tax rate of 4.0% for the corresponding period in 2020. The effective tax rate decrease was primarily due to higher charges to earnings in 2021 associated with the construction of Plant Vogtle Units 3 and 4. See Note (B) under "Georgia Power – Nuclear Construction" for additional information.
Southern Power
Southern Power's effective tax benefit rate was (12.8)% for the six months ended June 30, 2021 compared to an effective tax rate of 10.5% for the corresponding period in 2020. The effective tax rate decrease was primarily due to changes in state apportionment methodology resulting from tax legislation enacted by the State of Alabama in February 2021, as well as the tax impact from the sale of Plant Mankato in January 2020. See Note 15 to the financial statements under "Southern Power" in Item 8 of the Form 10-K for additional information.
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
On each Registrant's condensed statements of income, the service cost component of net periodic benefit costs is included in other operations and maintenance expenses and all other components of net periodic benefit costs are included in other income (expense), net. Components of the net periodic benefit costs for the three and six months ended June 30, 2021 and 2020 are presented in the following tables.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Three Months Ended June 30, 2021
Pension Plans
Service cost	$108	$25	$28	$5	$3	$9
Interest cost	86	21	26	4	1	6
Expected return on plan assets	(297)	(71)	(94)	(13)	(4)	(22)
Amortization:
Prior service costs	—	—	1	—	—	—
Regulatory asset	—	—	—	—	—	4
Net (gain)/loss	79	20	25	3	1	3
Net periodic pension cost (income)	$(24)	$(5)	$(14)	$(1)	$1	$—

Postretirement Benefits
Service cost	$6	$2	$1	$—	$—	$1
Interest cost	9	2	3	1	—	1
Expected return on plan assets	(19)	(7)	(6)	(1)	—	(2)
Amortization:
Prior service costs	(1)	—	—	—	—	—
Regulatory asset	—	—	—	—	—	1
Net (gain)/loss	1	—	—	—	—	—
Net periodic postretirement benefit cost (income)	$(4)	$(3)	$(2)	$—	$—	$1

Six Months Ended June 30, 2021
Pension Plans
Service cost	$217	$51	$56	$9	$5	$18
Interest cost	173	41	52	8	2	12
Expected return on plan assets	(595)	(143)	(188)	(27)	(7)	(43)
Amortization:
Prior service costs	—	—	1	—	—	(1)
Regulatory asset	—	—	—	—	—	8
Net (gain)/loss	157	41	50	7	2	6
Net periodic pension cost (income)	$(48)	$(10)	$(29)	$(3)	$2	$—

Postretirement Benefits
Service cost	$12	$3	$3	$—	$—	$1
Interest cost	17	4	6	1	—	2
Expected return on plan assets	(38)	(14)	(13)	(1)	—	(4)
Amortization:
Prior service costs	(1)	—	—	—	—	—
Regulatory asset	—	—	—	—	—	3
Net (gain)/loss	2	—	1	—	—	(1)
Net periodic postretirement benefit cost (income)	$(8)	$(7)	$(3)	$—	$—	$1

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Three Months Ended June 30, 2020
Pension Plans
Service cost	$94	$22	$24	$4	$2	$8
Interest cost	108	25	34	5	2	7
Expected return on plan assets	(275)	(66)	(87)	(12)	(3)	(20)
Amortization:
Prior service costs	—	—	1	—	—	—
Regulatory asset	—	—	—	—	—	4
Net (gain)/loss	67	18	21	3	—	3
Net periodic pension cost (income)	$(6)	$(1)	$(7)	$—	$1	$2
Postretirement Benefits
Service cost	$6	$1	$2	$1	$—	$1
Interest cost	14	3	5	1	—	4
Expected return on plan assets	(18)	(7)	(6)	(1)	—	(2)
Amortization:
Prior service costs	(1)	—	—	—	—	—
Regulatory asset	—	—	—	—	—	1
Net (gain)/loss	—	—	—	—	—	(1)
Net periodic postretirement benefit cost (income)	$1	$(3)	$1	$1	$—	$3

Six Months Ended June 30, 2020
Pension Plans
Service cost	$188	$44	$48	$8	$4	$16
Interest cost	216	50	67	10	3	15
Expected return on plan assets	(550)	(132)	(174)	(25)	(6)	(39)
Amortization:
Prior service costs	1	—	1	—	—	(1)
Regulatory asset	—	—	—	—	—	8
Net (gain)/loss	134	36	43	6	1	5
Net periodic pension cost (income)	$(11)	$(2)	$(15)	$(1)	$2	$4
Postretirement Benefits
Service cost	$11	$3	$3	$1	$—	$1
Interest cost	27	6	10	1	—	6
Expected return on plan assets	(36)	(14)	(13)	(1)	—	(4)
Amortization:
Prior service costs	(1)	—	—	—	—	—
Regulatory asset	—	—	—	—	—	3
Net (gain)/loss	1	—	1	—	—	(2)
Net periodic postretirement benefit cost (income)	$2	$(5)	$1	$1	$—	$4

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
(I) FAIR VALUE MEASUREMENTS
At June 30, 2021, assets and liabilities measured at fair value on a recurring basis during the period, together with their associated level of the fair value hierarchy, were as follows:

	Fair Value Measurements Using:
At June 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value as a Practical Expedient (NAV)	Total
	(in millions)
Southern Company
Assets:
Energy-related derivatives(a)	$656	$436	$28	$—	$1,120
Interest rate derivatives	—	17	—	—	17
Foreign currency derivatives	—	55	—	—	55
Investments in trusts:(b)(c)
Domestic equity	812	236	—	—	1,048
Foreign equity	171	191	—	—	362
U.S. Treasury and government agency securities	—	311	—	—	311
Municipal bonds	—	45	—	—	45
Pooled funds – fixed income	—	18	—	—	18
Corporate bonds	4	453	—	—	457
Mortgage and asset backed securities	—	92	—	—	92
Private equity	—	—	—	102	102
Other	29	23	—	—	52
Cash equivalents	1,039	13	—	—	1,052
Other investments	9	30	—	—	39
Total	$2,720	$1,920	$28	$102	$4,770
Liabilities:
Energy-related derivatives(a)	$664	$333	$10	$—	$1,007
Interest rate derivatives	—	9	—	—	9
Foreign currency derivatives	—	10	—	—	10
Contingent consideration	—	—	16	—	16
Total	$664	$352	$26	$—	$1,042

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Fair Value Measurements Using:
At June 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value as a Practical Expedient (NAV)	Total
	(in millions)
Alabama Power
Assets:
Energy-related derivatives	$—	$46	$—	$—	$46
Nuclear decommissioning trusts:(b)
Domestic equity	453	226	—	—	679
Foreign equity	171	—	—	—	171
U.S. Treasury and government agency securities	—	22	—	—	22
Municipal bonds	—	1	—	—	1
Corporate bonds	4	241	—	—	245
Mortgage and asset backed securities	—	24	—	—	24
Private equity	—	—	—	102	102
Other	6	—	—	—	6
Cash equivalents	507	13	—	—	520
Other investments	—	30	—	—	30
Total	$1,141	$603	$—	$102	$1,846
Liabilities:
Energy-related derivatives	$—	$3	$—	$—	$3

Georgia Power
Assets:
Energy-related derivatives	$—	$73	$—	$—	$73
Nuclear decommissioning trusts:(b)(c)
Domestic equity	359	1	—	—	360
Foreign equity	—	188	—	—	188
U.S. Treasury and government agency securities	—	289	—	—	289
Municipal bonds	—	44	—	—	44
Corporate bonds	—	212	—	—	212
Mortgage and asset backed securities	—	68	—	—	68
Other	23	23	—	—	46
Total	$382	$898	$—	$—	$1,280
Liabilities:
Energy-related derivatives	$—	$4	$—	$—	$4

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Fair Value Measurements Using:
At June 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value as a Practical Expedient (NAV)	Total
	(in millions)
Mississippi Power
Assets:
Energy-related derivatives	$—	$44	$—	$—	$44
Cash equivalents	455	—	—	—	455
Total	$455	$44	$—	$—	$499
Liabilities:
Energy-related derivatives	$—	$3	$—	$—	$3

Southern Power
Assets:
Energy-related derivatives	$—	$4	$—	$—	$4
Foreign currency derivatives	—	55	—	—	55
Total	$—	$59	$—	$—	$59
Liabilities:
Foreign currency derivatives	$—	$10	$—	$—	$10
Contingent consideration	—	—	16	—	16
Total	$—	$10	$16	$—	$26

Southern Company Gas
Assets:
Energy-related derivatives(a)	$656	$269	$28	$—	$953
Interest rate derivatives	—	4	—	—	4
Non-qualified deferred compensation trusts:
Domestic equity	—	9	—	—	9
Foreign equity	—	3	—	—	3
Pooled funds – fixed income	—	18	—	—	18
Total	$656	$303	$28	$—	$987
Liabilities:
Energy-related derivatives(a)	$664	$323	$10	$—	$997
(a)Includes assets ($626 million, $260 million, and $28 million categorized as Level 1, 2, and 3, respectively) and liabilities ($657 million, $323 million, and $10 million categorized as Level 1, 2, and 3, respectively) related to Sequent, which were classified as held for sale at June 30, 2021. See Note (K) under "Southern Company Gas" and "Assets and Liabilities Held for Sale" for additional information. Excludes cash collateral of $41 million.
(b)Excludes receivables related to investment income, pending investment sales, payables related to pending investment purchases, and currencies. See Note 6 to the financial statements in Item 8 of the Form 10-K for additional information.
(c)Includes investment securities pledged to creditors and collateral received and excludes payables related to the securities lending program. At June 30, 2021, approximately $48 million of the fair market value of Georgia Power's nuclear decommissioning trust funds' securities were on loan to creditors under the funds' managers' securities lending program. See Note 6 to the financial statements in Item 8 of the Form 10-K for additional information.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
See Note (K) under "Assets and Liabilities Held for Sale" for information regarding assets recorded at fair value on a nonrecurring basis.
Southern Company, Alabama Power, and Georgia Power continue to elect the option to fair value investment securities held in the nuclear decommissioning trust funds. The fair value of the funds, including reinvested interest and dividends and excluding the funds' expenses, increased (decreased) by the amounts shown in the table below for the six months ended June 30, 2021 and 2020. The changes were recorded as a change to the regulatory assets and liabilities related to AROs for Georgia Power and Alabama Power, respectively.

Fair value increases (decreases)	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
	(in millions)
Southern Company	$125	$223	$164	$(23)
Alabama Power	77	124	118	(42)
Georgia Power	48	99	46	19
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
At June 30, 2021, the fair value measurements of private equity investments held in Alabama Power's nuclear decommissioning trusts that are calculated at net asset value per share (or its equivalent) as a practical expedient totaled $102 million and unfunded commitments related to the private equity investments totaled $67 million. Private equity investments include high-quality private equity funds across several market sectors and funds that invest in real estate assets. Private equity funds do not have redemption rights. Distributions from these funds will be received as the underlying investments in the funds are liquidated.
At June 30, 2021, other financial instruments for which the carrying amount did not equal fair value were as follows:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas(*)
	(in billions)
Long-term debt, including securities due within one year:
Carrying amount	$50.4	$9.3	$13.5	$1.9	$4.0	$6.3
Fair value	56.2	10.6	15.2	2.1	4.5	7.3
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
Commodity Contracts with Level 3 Valuation Inputs
At June 30, 2021, Southern Company Gas had Level 3 physical natural gas forward contracts totaling $18 million related to Sequent, which were classified as held for sale. See Note (K) under "Southern Company Gas" and "Assets and Liabilities Held for Sale" for additional information. Since commodity contracts classified as Level 3 typically include a combination of observable and unobservable components, the changes in fair value may include amounts due in part to observable market factors, or changes to assumptions on the unobservable components. The following table includes transfers to Level 3, which represent the fair value of Southern Company Gas' commodity derivative contracts that include a significant unobservable component for the first time during the period.

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
	(in millions)
Beginning balance	$28	$28
Instruments realized or otherwise settled during period	(4)	(6)
Changes in fair value	(6)	(4)
Ending balance	$18	$18
Changes in fair value of Level 3 instruments represent changes in gains and losses for the periods that are reported on Southern Company Gas' statements of income in natural gas revenues.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The valuation of certain commodity contracts requires the use of certain unobservable inputs. All forward pricing used in the valuation of such contracts is directly based on third-party market data, such as broker quotes and exchange settlements, when that data is available. If third-party market data is not available, then industry standard methodologies are used to develop inputs that maximize the use of relevant observable inputs and minimize the use of unobservable inputs. Observable inputs, including some forward prices used for determining fair value, reflect the best available market information. Unobservable inputs are updated using industry standard techniques such as extrapolation, combining observable forward inputs supplemented by historical market and other relevant data. Level 3 physical natural gas forward contracts include unobservable forward price inputs (ranging from $(0.06) to $0.38 per mmBtu). Forward price increases (decreases) at June 30, 2021 would have resulted in higher (lower) values on a net basis.
(J) DERIVATIVES
Southern Company, the traditional electric operating companies, Southern Power, and Southern Company Gas are exposed to market risks, including commodity price risk, interest rate risk, weather risk, and occasionally foreign currency exchange rate risk. To manage the volatility attributable to these exposures, each company nets its exposures, where possible, to take advantage of natural offsets and enters into various derivative transactions for the remaining exposures pursuant to each company's policies in areas such as counterparty exposure and risk management practices. Through the sale of Sequent on July 1, 2021, Southern Company Gas' wholesale gas operations used various contracts in its commercial activities that generally meet the definition of derivatives. For the traditional electric operating companies, Southern Power, and Southern Company Gas' other businesses, each company's policy is that derivatives are to be used primarily for hedging purposes and mandates strict adherence to all applicable risk management policies. Derivative positions are monitored using techniques including, but not limited to, market valuation, value at risk, stress testing, and sensitivity analysis. Derivative instruments are recognized at fair value in the balance sheets as either assets or liabilities and are presented on a net basis. See Note (I) for additional fair value information. In the statements of cash flows, any cash impacts of settled energy-related and interest rate derivatives are recorded as operating activities. Any cash impacts of settled foreign currency derivatives are classified as operating or financing activities to correspond with the classification of the hedged interest or principal, respectively. See Note 1 to the financial statements under "Financial Instruments" in Item 8 of the Form 10-K for additional information. See Note (K) under "Southern Company Gas" for information regarding Southern Company Gas' sale of Sequent.
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
At June 30, 2021, the net volume of energy-related derivative contracts for natural gas positions, together with the longest hedge date over which the respective entity is hedging its exposure to the variability in future cash flows for forecasted transactions and the longest non-hedge date for derivatives not designated as hedges, were as follows:

	Net Purchased mmBtu	Longest Hedge Date	Longest Non-Hedge Date
	(in millions)
Southern Company(*)	978	2030	2031
Alabama Power	73	2024	—
Georgia Power	125	2024	—
Mississippi Power	85	2025	—
Southern Power	9	2030	2022
Southern Company Gas(*)	686	2024	2031
(*)Southern Company Gas' derivative instruments include both long and short natural gas positions. A long position is a contract to purchase natural gas and a short position is a contract to sell natural gas. Southern Company Gas' volume represents the net of long natural gas positions of 4.6 billion mmBtu and short natural gas positions of 3.9 billion mmBtu at June 30, 2021, which is also included in Southern Company's total volume. See Note (K) under "Southern Company Gas" for information regarding Southern Company Gas' sale of Sequent.
In addition to the volumes discussed above, the traditional electric operating companies and Southern Power enter into physical natural gas supply contracts that provide the option to sell back excess natural gas due to operational constraints. The maximum expected volume of natural gas subject to such a feature is 44 million mmBtu for Southern Company, which includes 11 million mmBtu for Alabama Power, 13 million mmBtu for Georgia Power, 6 million mmBtu for Mississippi Power, and 14 million mmBtu for Southern Power.
For cash flow hedges of energy-related derivatives, the estimated pre-tax gains (losses) expected to be reclassified from accumulated OCI to earnings for the 12-month period ending June 30, 2022 are immaterial for all Registrants.

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
At June 30, 2021, the following interest rate derivatives were outstanding:

	Notional Amount	Interest Rate Received	Weighted Average Interest Rate Paid	Hedge Maturity Date	Fair Value Gain (Loss) at June 30, 2021
	(in millions)				(in millions)
Cash Flow Hedges of Existing Debt
Mississippi Power	$60	1-month LIBOR	0.58%	December 2021	$—
Fair Value Hedges of Existing Debt
Southern Company parent	400	1.75%	1-month LIBOR + 0.68%	March 2028	—
Southern Company parent	1,000	3.70%	1-month LIBOR + 2.36%	April 2030	4
Southern Company Gas	500	1.75%	1-month LIBOR + 0.38%	January 2031	3
Southern Company	$1,960				$7
For cash flow hedge interest rate derivatives, the estimated pre-tax gains (losses) expected to be reclassified from accumulated OCI to interest expense for the 12-month period ending June 30, 2022 total $(23) million for Southern Company and are immaterial for all other Registrants. Deferred gains and losses related to interest rate derivatives are expected to be amortized into earnings through 2051 for the Southern Company parent entity, 2051 for Alabama Power, 2044 for Georgia Power, 2028 for Mississippi Power, and 2046 for Southern Company Gas.

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
At June 30, 2021, Southern Power had the following outstanding foreign currency derivatives designated as cash flow hedges of existing debt:

Pay Notional	Pay Rate	Receive Notional	Receive Rate	Hedge Maturity Date	Fair Value Gain (Loss) at June 30, 2021
(in millions)		(in millions)			(in millions)
$677	2.95%	€600	1.00%	June 2022	$27
564	3.78%	500	1.85%	June 2026	18
$1,241		€1,100			$45
The estimated pre-tax gains (losses) related to Southern Power's foreign currency derivatives expected to be reclassified from accumulated OCI to earnings for the 12-month period ending June 30, 2022 are $17 million.
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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The fair value of energy-related derivatives, interest rate derivatives, and foreign currency derivatives was reflected in the balance sheets as follows:

	At June 30, 2021		At December 31, 2020
Derivative Category and Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
	(in millions)		(in millions)
Southern Company
Derivatives designated as hedging instruments for regulatory purposes
Energy-related derivatives:
Assets from risk management activities/Other current liabilities	$130	$2	$24	$11
Other deferred charges and assets/Other deferred credits and liabilities	54	8	18	19
Total derivatives designated as hedging instruments for regulatory purposes	$184	$10	$42	$30
Derivatives designated as hedging instruments in cash flow and fair value hedges
Energy-related derivatives:
Assets from risk management activities/Other current liabilities	$13	$—	$3	$5
Other deferred charges and assets/Other deferred credits and liabilities	1	—	—	—
Interest rate derivatives:
Assets from risk management activities/Other current liabilities	17	—	20	—
Other deferred charges and assets/Other deferred credits and liabilities	—	9	—	—
Foreign currency derivatives:
Assets from risk management activities/Other current liabilities	27	10	—	23
Other deferred charges and assets/Other deferred credits and liabilities	28	—	87	—
Total derivatives designated as hedging instruments in cash flow and fair value hedges	$86	$19	$110	$28
Derivatives not designated as hedging instruments
Energy-related derivatives:
Assets from risk management activities/Other current liabilities	$8	$7	$388	$331
Other deferred charges and assets/Other deferred credits and liabilities	—	—	270	232
Assets held for sale, current/Liabilities held for sale, current	914	990	—	—
Total derivatives not designated as hedging instruments	$922	$997	$658	$563
Gross amounts recognized	$1,192	$1,026	$810	$621
Gross amounts offset(a)	(851)	(892)	(529)	(557)
Net amounts recognized in the Balance Sheets(b)	$341	$134	$281	$64

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	At June 30, 2021		At December 31, 2020
Derivative Category and Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
	(in millions)		(in millions)
Alabama Power
Derivatives designated as hedging instruments for regulatory purposes
Energy-related derivatives:
Other current assets/Other current liabilities	$31	$1	$7	$2
Other deferred charges and assets/Other deferred credits and liabilities	15	2	5	5
Total derivatives designated as hedging instruments for regulatory purposes	$46	$3	$12	$7
Gross amounts recognized	$46	$3	$12	$7
Gross amounts offset	(3)	(3)	(7)	(7)
Net amounts recognized in the Balance Sheets	$43	$—	$5	$—

Georgia Power
Derivatives designated as hedging instruments for regulatory purposes
Energy-related derivatives:
Other current assets/Other current liabilities	$52	$1	$7	$5
Other deferred charges and assets/Other deferred credits and liabilities	21	3	8	8
Total derivatives designated as hedging instruments for regulatory purposes	$73	$4	$15	$13
Gross amounts recognized	$73	$4	$15	$13
Gross amounts offset	(4)	(4)	(12)	(12)
Net amounts recognized in the Balance Sheets	$69	$—	$3	$1

Mississippi Power
Derivatives designated as hedging instruments for regulatory purposes
Energy-related derivatives:
Other current assets/Other current liabilities	$28	$—	$4	$3
Other deferred charges and assets/Other deferred credits and liabilities	16	3	5	6
Total derivatives designated as hedging instruments for regulatory purposes	$44	$3	$9	$9
Gross amounts recognized	$44	$3	$9	$9
Gross amounts offset	(3)	(3)	(7)	(7)
Net amounts recognized in the Balance Sheets	$41	$—	$2	$2

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	At June 30, 2021		At December 31, 2020
Derivative Category and Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
	(in millions)		(in millions)
Southern Power
Derivatives designated as hedging instruments in cash flow and fair value hedges
Energy-related derivatives:
Other current assets/Other current liabilities	$4	$—	$2	$2
Foreign currency derivatives:
Other current assets/Other current liabilities	27	10	—	23
Other deferred charges and assets/Other deferred credits and liabilities	28	—	87	—
Total derivatives designated as hedging instruments in cash flow and fair value hedges	$59	$10	$89	$25
Derivatives not designated as hedging instruments
Energy-related derivatives:
Other current assets/Other current liabilities	$—	$—	$—	$1
Total derivatives not designated as hedging instruments	$—	$—	$—	$1
Net amounts recognized in the Balance Sheets	$59	$10	$89	$26

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	At June 30, 2021		At December 31, 2020
Derivative Category and Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
	(in millions)		(in millions)
Southern Company Gas
Derivatives designated as hedging instruments for regulatory purposes
Energy-related derivatives:
Assets from risk management activities/Other current liabilities	$19	$—	$6	$1
Other deferred charges and assets/Other deferred credits and liabilities	2	—	—	—
Total derivatives designated as hedging instruments for regulatory purposes	$21	$—	$6	$1
Derivatives designated as hedging instruments in cash flow and fair value hedges
Energy-related derivatives:
Assets from risk management activities/Other current liabilities	$9	$—	$1	$3
Other deferred charges and assets/Other deferred credits and liabilities	1	—	—	—
Interest rate derivatives:
Assets from risk management activities/Liabilities from risk management activities-current	4	—	—	—
Total derivatives designated as hedging instruments in cash flow and fair value hedges	$14	$—	$1	$3
Derivatives not designated as hedging instruments
Energy-related derivatives:
Assets from risk management activities/Other current liabilities	$8	$7	$388	$330
Other deferred charges and assets/Other deferred credits and liabilities	—	—	270	232
Assets held for sale, current/Liabilities held for sale, current	914	990	—	—
Total derivatives not designated as hedging instruments	$922	$997	$658	$562
Gross amounts of recognized	$957	$997	$665	$566
Gross amounts offset(a)	(841)	(882)	(503)	(531)
Net amounts recognized in the Balance Sheets(b)	$116	$115	$162	$35
(a)Gross amounts offset include cash collateral held on deposit in broker margin accounts of $41 million and $28 million at June 30, 2021 and December 31, 2020, respectively.
(b)Net amounts of derivative instruments outstanding exclude immaterial premium and intrinsic value associated with weather derivatives for both periods presented.
The traditional electric operating companies had immaterial energy-related derivatives not designated as hedging instruments at June 30, 2021 and no such instruments at December 31, 2020.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
At June 30, 2021 and December 31, 2020, the pre-tax effects of unrealized derivative gains (losses) arising from energy-related derivative instruments designated as regulatory hedging instruments and deferred were as follows:

Regulatory Hedge Unrealized Gain (Loss) Recognized in the Balance Sheet
Derivative Category and Balance Sheet Location	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Company Gas
	(in millions)
At June 30, 2021:
Energy-related derivatives:
Other regulatory liabilities, current	$120	$31	$51	$28	$10
Other regulatory liabilities, deferred	46	13	18	14	1
Total energy-related derivative gains (losses)	$166	$44	$69	$42	$11

At December 31, 2020:
Energy-related derivatives:
Other regulatory assets, deferred	$(2)	$—	$(1)	$(1)	$—
Other regulatory liabilities, current	12	5	2	1	4
Other regulatory liabilities, deferred	2	1	1	—	—
Total energy-related derivative gains (losses)	$12	$6	$2	$—	$4
For the three and six months ended June 30, 2021 and 2020, the pre-tax effects of cash flow hedge accounting on accumulated OCI were as follows:

Gain (Loss) Recognized in OCI on Derivative	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)		(in millions)
Southern Company
Energy-related derivatives	$16	$(2)	$20	$(6)
Interest rate derivatives	(1)	(1)	2	(28)
Foreign currency derivatives	4	17	(43)	(65)
Total	$19	$14	$(21)	$(99)
Southern Power
Energy-related derivatives	$5	$(2)	$8	$(2)
Foreign currency derivatives	4	17	(43)	(65)
Total	$9	$15	$(35)	$(67)
Southern Company Gas
Energy-related derivatives	$11	$—	$12	$(4)
Interest rate derivatives	—	(1)	—	(25)
Total	$11	$(1)	$12	$(29)
For the three and six months ended June 30, 2021 and 2020, the pre-tax effects of energy-related derivatives and interest rate derivatives designated as cash flow hedging instruments on accumulated OCI were immaterial for the other Registrants.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
For the three and six months ended June 30, 2021 and 2020, the pre-tax effects of cash flow and fair value hedge accounting on income were as follows:

Location and Amount of Gain (Loss) Recognized in Income on Cash Flow and Fair Value Hedging Relationships	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)		(in millions)
Southern Company
Total cost of natural gas	$231	$144	$814	$583
Gain (loss) on energy-related cash flow hedges(a)	1	(1)	(2)	(8)
Total depreciation and amortization	891	873	1,762	1,730
Gain (loss) on energy-related cash flow hedges(a)	1	(1)	4	(2)
Total interest expense, net of amounts capitalized	(450)	(444)	(901)	(900)
Gain (loss) on interest rate cash flow hedges(a)	(7)	(6)	(14)	(13)
Gain (loss) on foreign currency cash flow hedges(a)	(6)	(6)	(12)	(12)
Gain (loss) on interest rate fair value hedges(b)	(3)	1	(12)	30
Total other income (expense), net	108	101	167	204
Gain (loss) on foreign currency cash flow hedges(a)(c)	17	27	(43)	(4)
Southern Power
Total depreciation and amortization	$132	$121	$251	$239
Gain (loss) on energy-related cash flow hedges(a)	1	(1)	4	(2)
Total interest expense, net of amounts capitalized	(37)	(38)	(75)	(77)
Gain (loss) on foreign currency cash flow hedges(a)	(6)	(6)	(12)	(12)
Total other income (expense), net	1	1	8	4
Gain (loss) on foreign currency cash flow hedges(a)(c)	17	27	(43)	(4)
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
For the three and six months ended June 30, 2021 and 2020, the pre-tax effects of cash flow and fair value hedge accounting on income for energy-related derivatives and interest rate derivatives were immaterial for the traditional electric operating companies and Southern Company Gas.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
At June 30, 2021 and December 31, 2020, the following amounts were recorded on the balance sheets related to cumulative basis adjustments for fair value hedges:

	Carrying Amount of the Hedged Item		Cumulative Amount of Fair Value Hedging Adjustment included in Carrying Amount of the Hedged Item
Balance Sheet Location of Hedged Items	At June 30, 2021	At December 31, 2020	At June 30, 2021	At December 31, 2020
	(in millions)		(in millions)
Southern Company
Securities due within one year	$—	$(1,509)	$—	$(10)
Long-term debt	(1,883)	—	—	—

Southern Company Gas
Long-term debt	$(492)	$—	$3	$—
For the three and six months ended June 30, 2021 and 2020, the pre-tax effects of energy-related derivatives not designated as hedging instruments on the statements of income of Southern Company and Southern Company Gas were as follows:

		Gain (Loss)
		Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in Non-Designated Hedging Relationships	Statements of Income Location	2021	2020	2021	2020
		(in millions)		(in millions)
Energy-related derivatives:	Natural gas revenues(*)	$(103)	$14	$(120)	$84
	Cost of natural gas	9	5	16	13
Total derivatives in non-designated hedging relationships		$(94)	$19	$(104)	$97
(*)Excludes immaterial gains (losses) recorded in natural gas revenues associated with weather derivatives for all periods presented.
For the three and six months ended June 30, 2021 and 2020, the pre-tax effects of energy-related derivatives not designated as hedging instruments were immaterial for all other Registrants.
Contingent Features
Southern Company, the traditional electric operating companies, Southern Power, and Southern Company Gas do not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain derivatives that could require collateral, but not accelerated payment, in the event of various credit rating changes of certain Southern Company subsidiaries. At June 30, 2021, the Registrants had no collateral posted with derivative counterparties to satisfy these arrangements.
At June 30, 2021, the Registrants had no interest rate derivative liabilities with contingent features. At June 30, 2021, the fair value of Southern Company Gas' energy-related derivative liabilities with contingent features and the maximum potential collateral requirements arising from the credit-risk-related contingent features, at a rating below BBB- and/or Baa3, were immaterial. At June 30, 2021, the other Registrants had no energy-related derivative liabilities with contingent features. The maximum potential collateral requirements arising from the credit-risk-related contingent features for the traditional electric operating companies and Southern Power include certain agreements that could require collateral in the event that one or more Southern Company power pool participants has a credit rating change to below investment grade. Following the sale of Gulf Power to NextEra Energy, Inc.,

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Gulf Power is continuing to participate in the Southern Company power pool for a defined transition period that, subject to certain potential adjustments, is scheduled to end on January 1, 2024.
Generally, collateral may be provided by a Southern Company guaranty, letter of credit, or cash. If collateral is required, fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against fair value amounts recognized for derivatives executed with the same counterparty.
Alabama Power and Southern Power maintain accounts with certain regional transmission organizations to facilitate financial derivative transactions and they may be required to post collateral based on the value of the positions in these accounts and the associated margin requirements. At June 30, 2021, cash collateral posted in these accounts was immaterial. Southern Company Gas maintains accounts with brokers or the clearing houses of certain exchanges to facilitate financial derivative transactions. Based on the value of the positions in these accounts and the associated margin requirements, Southern Company Gas may be required to deposit cash into these accounts. At June 30, 2021, cash collateral held on deposit in broker margin accounts was $41 million.
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
Southern Power
Asset Acquisition
During the six months ended June 30, 2021, Southern Power acquired a controlling membership interest in the wind facility listed below. Acquisition-related costs were expensed as incurred and were not material.

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
Construction Projects
During the six months ended June 30, 2021, Southern Power continued construction of the Garland and Tranquillity battery energy storage facilities and the Glass Sands wind facility. Total aggregate construction costs, excluding acquisition costs, are expected to be between $390 million and $460 million for the facilities under construction. At June 30, 2021, total costs of construction incurred for these projects were $208 million and are included in CWIP. The ultimate outcome of these matters cannot be determined at this time.

Project Facility	Resource	Approximate Nameplate Capacity (MW)	Location	Actual/Expected COD	PPA Contract Period
Projects Under Construction at June 30, 2021
Garland Solar Storage(a)	Battery energy storage system	88	Kern County, CA	August 2021	20 years
Tranquillity Solar Storage(a)	Battery energy storage system	72	Fresno County, CA	Fourth quarter 2021	20 years
Glass Sands(b)	Wind	118	Murray County, OK	Fourth quarter 2021	12 years
(a)Subsequent to June 30, 2021, Southern Power further restructured its ownership in the Garland battery energy storage project and completed a tax equity transaction whereby it received initial proceeds of $11 million, while retaining the controlling interest. Prior to commercial operation, Southern Power expects to further restructure its ownership in the Tranquillity battery energy storage project and complete a tax equity transaction, but expects to retain the controlling interest. The ultimate outcome of this matter cannot be determined at this time.
(b)In December 2020, Southern Power purchased 100% of the membership interests of the Glass Sands facility.
Development Projects
Southern Power continues to evaluate and refine the deployment of the remaining wind turbine equipment purchased in 2016 and 2017 to development and construction projects. During the six months ended June 30, 2021, gains on wind turbine equipment contributed to various equity method investments totaled approximately $37 million.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Southern Company Gas
Sale of Sequent
On July 1, 2021, Southern Company Gas affiliates completed the sale of Sequent to Williams Field Services Group for a total cash purchase price of $150 million, including estimated working capital adjustments. The preliminary gain associated with the transaction is approximately $90 million, which will be recorded in the third quarter 2021.
Prior to the sale, Southern Company Gas had existing agreements in place in which it guaranteed the payment performance of Sequent. Southern Company Gas will continue to guarantee Sequent's payment performance for a period of time as Williams Field Services Group obtains releases from these obligations. At June 30, 2021, the obligations subject to the payment performance guarantee totaled $268 million. Changes in the price of natural gas, market conditions, and the number of open contracts may change the amount that Southern Company Gas is required to guarantee for Sequent each month. The maximum potential exposure over the period of the payment performance guarantee generally is capped at $1 billion. At closing, Williams Field Services Group issued a payment performance guarantee to Southern Company Gas, equal to the outstanding guarantee obligation throughout this period.
The assets and liabilities of Sequent were classified as held for sale on the balance sheets of Southern Company and Southern Company Gas at June 30, 2021. See "Assets and Liabilities Held for Sale" herein for additional information.
Sale of Pivotal LNG
In connection with its March 2020 sale of Pivotal LNG, Southern Company Gas was entitled to two $5 million payments contingent upon Dominion Modular LNG Holdings, Inc. meeting certain milestones related to Pivotal LNG. Southern Company Gas received the first payment on April 22, 2021 and expects to receive the second payment in February 2022.
Assets and Liabilities Held for Sale
The following table provides the major classes of assets and liabilities classified as held for sale by Southern Company and Southern Company Gas at June 30, 2021 and/or December 31, 2020:

	Southern Company		Southern Company Gas
	At June 30,	At December 31,	At June 30,
	2021	2020	2021
	(in millions)
Assets Held for Sale:
Receivables – energy marketing	$486	$—	$486
Natural gas for sale	90	—	90
Other current assets	76	—	76
Total property, plant, and equipment	11	8	5
Leveraged leases	45	52	—
Accumulated deferred income taxes	30	—	30
Other non-current assets	49	—	49
Total Assets Held for Sale	$787	$60	$736

Liabilities Held for Sale:
Energy marketing trade payables	$491	$—	$491
Other current liabilities	148	—	148
Other non-current liabilities	38	—	38
Total Liabilities Held for Sale	$677	$—	$677

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Southern Company Gas' assets and liabilities held for sale at June 30, 2021 were recorded based on their carrying value as the net carrying value of Sequent was lower than the agreed upon price in the sale agreement. See Note (I) for information regarding Sequent's energy-related derivatives held for sale that are recorded at fair value on a recurring basis. Southern Company's other assets held for sale at June 30, 2021 and December 31, 2020 were recorded at fair value on a nonrecurring basis, based primarily on unobservable inputs (Level 3).
See Note 3 to the financial statements under "Other Matters – Southern Company" in Item 8 of the Form 10-K for additional information regarding the leveraged lease investment held for sale.
Southern Company's and Southern Company Gas' asset sales, both individually and combined, do not represent a strategic shift in operations that has, or is expected to have, a major effect on operations and financial results; therefore, none of the assets have been classified as discontinued operations for any of the periods presented.
(L) SEGMENT AND RELATED INFORMATION
Southern Company
The primary businesses of the Southern Company system are electricity sales by the traditional electric operating companies and Southern Power and the distribution of natural gas by Southern Company Gas. The traditional electric operating companies – Alabama Power, Georgia Power, and Mississippi Power – are vertically integrated utilities providing electric service in three Southeastern states. Southern Power develops, constructs, acquires, owns, and manages power generation assets, including renewable energy and battery energy storage projects, and sells electricity at market-based rates in the wholesale market. Southern Company Gas distributes natural gas through its natural gas distribution utilities and is involved in several other complementary businesses including gas pipeline investments, wholesale gas services (through June 30, 2021), and gas marketing services.
Southern Company's reportable business segments are the sale of electricity by the traditional electric operating companies, the sale of electricity in the competitive wholesale market by Southern Power, and the sale of natural gas and other complementary products and services by Southern Company Gas. Revenues from sales by Southern Power to the traditional electric operating companies were $112 million and $193 million for the three and six months ended June 30, 2021, respectively, and $92 million and $178 million for the three and six months ended June 30, 2020, respectively. Revenues from sales of natural gas from Southern Company Gas to the traditional electric operating companies were immaterial for all periods presented. Revenues from sales of natural gas from Southern Company Gas to Southern Power were $6 million and $18 million for the three and six months ended June 30, 2021, respectively, and $3 million and $13 million for the three and six months ended June 30, 2020, respectively. The "All Other" column includes the Southern Company parent entity, which does not allocate operating expenses to business segments. Also, this category includes segments below the quantitative threshold for separate disclosure. These segments include providing energy solutions to electric utilities and their customers in the areas of distributed generation, energy storage and renewables, and energy efficiency, as well as investments in telecommunications and leveraged lease projects. All other inter-segment revenues are not material.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Financial data for business segments and products and services for the three and six months ended June 30, 2021 and 2020 was as follows:

	Electric Utilities
	Traditional Electric Operating Companies	Southern Power	Eliminations	Total	Southern Company Gas	All Other	Eliminations	Consolidated
	(in millions)
Three Months Ended June 30, 2021
Operating revenues	$4,031	$490	$(114)	$4,407	$677	$154	$(40)	$5,198
Segment net income (loss)(a)(b)(c)(d)	511	36	—	547	(65)	(108)	(2)	372
Six Months Ended June 30, 2021
Operating revenues	$7,795	$930	$(201)	$8,524	$2,371	$288	$(75)	$11,108
Segment net income (loss)(a)(b)(c)(d)(e)	1,267	133	—	1,400	333	(216)	(9)	1,508
At June 30, 2021
Goodwill	$—	$2	$—	$2	$5,015	$263	$—	$5,280
Assets held for sale	2	—	—	2	736	49	—	787
Total assets	87,330	13,708	(693)	100,345	23,235	3,063	(736)	125,907
Three Months Ended June 30, 2020
Operating revenues	$3,539	$439	$(94)	$3,884	$636	$135	$(35)	$4,620
Segment net income (loss)(a)(b)(d)	645	63	—	708	71	(177)	10	612
Six Months Ended June 30, 2020
Operating revenues	$6,946	$814	$(181)	$7,579	$1,885	$248	$(74)	$9,638
Segment net income (loss)(a)(b)(d)(f)	1,287	138	—	1,425	346	(299)	8	1,480
At December 31, 2020
Goodwill	$—	$2	$—	$2	$5,015	$263	$—	$5,280
Assets held for sale	5	—	—	5	—	55	—	60
Total assets	85,486	13,235	(680)	98,041	22,630	3,168	(904)	122,935
(a)Attributable to Southern Company.
(b)For the traditional electric operating companies, includes pre-tax charges at Georgia Power for estimated losses associated with the construction of Plant Vogtle Units 3 and 4 of $460 million ($343 million after tax) and $508 million ($379 million after tax) for the three and six months ended June 30, 2021, respectively, and $149 million ($111 million after tax) for the three and six months ended June 30, 2020. See Note (B) and Note 2 to the financial statements in Item 8 of the Form 10-K under "Georgia Power – Nuclear Construction" for additional information.
(c)For Southern Company Gas, includes a pre-tax impairment charge of $82 million ($58 million after tax) related to its equity method investment in the PennEast Pipeline project. See Notes (C) and (E) under "Other Matters – Southern Company Gas" and "Southern Company Gas," respectively, for additional information.
(d)For the "All Other" column, includes pre-tax impairment charges related to leveraged lease investments of $7 million ($6 million after tax) for the three and six months ended June 30, 2021 and $154 million ($74 million after tax) for the three and six months ended June 30, 2020. See Note 3 to the financial statements in Item 8 of the Form 10-K under "Other Matters – Southern Company" for additional information.
(e)For Southern Power, includes gains on wind turbine equipment contributed to various equity method investments totaling approximately $37 million pre-tax ($28 million after tax). See Notes (E) and (K) under "Southern Power" for additional information.
(f)For Southern Power, includes a $39 million pre-tax gain ($23 million gain after tax) on the sale of Plant Mankato. See Note 15 to the financial statements in Item 8 of the Form 10-K under "Southern Power" for additional information.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Products and Services

	Electric Utilities' Revenues
	Retail	Wholesale	Other	Total
	(in millions)
Three Months Ended June 30, 2021	$3,599	$546	$262	$4,407
Three Months Ended June 30, 2020	3,182	472	230	3,884
Six Months Ended June 30, 2021	$6,941	$1,091	$492	$8,524
Six Months Ended June 30, 2020	6,260	889	430	7,579

	Southern Company Gas' Revenues
	Gas Distribution Operations	Wholesale Gas Services(*)	Gas Marketing Services	Other	Total
	(in millions)
Three Months Ended June 30, 2021	$706	$(110)	$64	$17	$677
Three Months Ended June 30, 2020	583	(19)	56	16	636
Six Months Ended June 30, 2021	$1,898	$188	$259	$26	$2,371
Six Months Ended June 30, 2020	1,596	32	233	24	1,885
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
Wholesale gas services (until the sale of Sequent on July 1, 2021) provided natural gas asset management and/or related logistics services for each of Southern Company Gas' utilities except Nicor Gas as well as for non-affiliated companies. The Virginia Natural Gas asset management agreement ended on March 31, 2021 and was not extended. Additionally, wholesale gas services engaged in natural gas storage and gas pipeline arbitrage and related activities. See Note (K) under "Southern Company Gas" for information regarding the sale of Sequent on July 1, 2021.
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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Business segment financial data for the three and six months ended June 30, 2021 and 2020 was as follows:

	Gas Distribution Operations	Gas Pipeline Investments	Wholesale Gas Services(a)	Gas Marketing Services	Total	All Other	Eliminations	Consolidated
	(in millions)
Three Months Ended June 30, 2021
Operating revenues	$710	$8	$(110)	$64	$672	$11	$(6)	$677
Segment net income (loss)(b)	80	(36)	(112)	6	(62)	(3)	—	(65)
Six Months Ended June 30, 2021
Operating revenues	$1,910	$16	$188	$259	$2,373	$18	$(20)	$2,371
Segment net income (loss)(b)	263	(7)	14	62	332	1	—	333
Total assets at June 30, 2021	20,245	1,492	807	1,486	24,030	11,300	(12,095)	23,235
Three Months Ended June 30, 2020
Operating revenues	$587	$8	$(19)	$56	$632	$8	$(4)	$636
Segment net income (loss)	74	21	(23)	5	77	(6)	—	71
Six Months Ended June 30, 2020
Operating revenues	$1,607	$16	$32	$233	$1,888	$16	$(19)	$1,885
Segment net income (loss)	238	51	—	62	351	(5)	—	346
Total assets at December 31, 2020	19,090	1,597	850	1,503	23,040	11,336	(11,746)	22,630
(a)The revenues for wholesale gas services are netted with costs associated with its energy and risk management activities. A reconciliation of operating revenues and intercompany revenues is shown in the following table.

	Third Party Gross Revenues	Intercompany Revenues	Total Gross Revenues	Less Gross Gas Costs	Operating Revenues
	(in millions)
Three Months Ended June 30, 2021	$1,292	$27	$1,319	$1,429	$(110)
Three Months Ended June 30, 2020	854	18	872	891	(19)
Six Months Ended June 30, 2021	$3,881	$90	$3,971	$3,783	$188
Six Months Ended June 30, 2020	2,039	47	2,086	2,054	32
(b)For gas pipeline investments, includes a pre-tax impairment charge of $82 million ($58 million after tax) related to the equity method investment in the PennEast Pipeline project. See Notes (C) and (E) under "Other Matters – Southern Company Gas" and "Southern Company Gas," respectively, for additional information.

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

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
OVERVIEW
Southern Company is a holding company that owns all of the common stock of three traditional electric operating companies (Alabama Power, Georgia Power, and Mississippi Power), as well as Southern Power and Southern Company Gas, and owns other direct and indirect subsidiaries. The primary businesses of the Southern Company system are electricity sales by the traditional electric operating companies and Southern Power and the distribution of natural gas by Southern Company Gas. Southern Company's reportable segments are the sale of electricity by the traditional electric operating companies, the sale of electricity in the competitive wholesale market by Southern Power, and the sale of natural gas and other complementary products and services by Southern Company Gas. Southern Company Gas' reportable segments are gas distribution operations, gas pipeline investments, wholesale gas services (through June 30, 2021), and gas marketing services. See Notes (K) and (L) to the Condensed Financial Statements herein for additional information on the sale of Sequent and segment reporting, respectively. For additional information on the Registrants' primary business activities, see BUSINESS – "The Southern Company System" in Item 1 of the Form 10-K.
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
Recent Developments
Georgia Power
Plant Vogtle Unit 3 and Common Facilities Rate Proceeding
On June 15, 2021, Georgia Power filed an application with the Georgia PSC to adjust retail base rates to include a portion of costs related to its investment in Plant Vogtle Unit 3 and common facilities shared between Plant Vogtle Units 3 and 4, as well as the related costs of operation. The request includes an annual rate increase totaling approximately $370 million to be effective the month after Unit 3 is placed in service, which will be partially offset by a decrease in the NCCR tariff of approximately $116 million expected to be effective January 1, 2022. In addition, an estimated $45 million of fuel cost savings related to Unit 3 is already incorporated in Georgia Power's current fuel cost recovery rates. The Georgia PSC is scheduled to issue a final order in this proceeding on November 2, 2021. The ultimate outcome of this matter cannot be determined at this time. See Note (B) to the Condensed Financial Statements under "Georgia Power – Plant Vogtle Unit 3 and Common Facilities Rate Proceeding" herein for additional information.
Plant Vogtle Units 3 and 4 Construction and Start-Up Status
Construction continues on Plant Vogtle Units 3 and 4 (with electric generating capacity of approximately 1,100 MWs each), in which Georgia Power holds a 45.7% ownership interest. Georgia Power's share of the total project capital cost forecast to complete Plant Vogtle Units 3 and 4, including contingency, through June 2022 and March 2023, respectively, is $9.22 billion.
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

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Following the January 2021 milestone extensions, Southern Nuclear has been performing additional construction remediation work necessary to ensure quality and design standards are met as system turnovers are completed to support hot functional testing and fuel load for Unit 3. Hot functional testing for Unit 3 was completed in July 2021. As a result of challenges including, but not limited to, construction productivity, construction remediation work, the pace of system turnovers, spent fuel pool repairs, and the timeframe and duration for hot functional and other testing, at the end of the second quarter 2021, Southern Nuclear further extended certain milestone dates, including the fuel load for Unit 3, from those established in January 2021. The site work plan currently targets fuel load for Unit 3 in the fourth quarter 2021 and an in-service date of March 2022. As the site work plan includes minimal margin to these milestone dates, an in-service date in the second quarter 2022 for Unit 3 is projected, although any further delays could result in a later in-service date.
As the result of productivity challenges, at the end of the second quarter 2021, Southern Nuclear also further extended milestone dates for Unit 4 from those established in January 2021. The site work plan targets an in-service date of November 2022 and primarily depends on overall construction productivity and production levels significantly improving as well as appropriate levels of craft laborers, particularly electricians and pipefitters, being added and maintained. As the site work plan includes minimal margin to the milestone dates, an in-service date in the first quarter 2023 for Unit 4 is projected, although any further delays could result in a later in-service date.
As of March 31, 2021, approximately $84 million of the construction contingency established in the fourth quarter 2020 was assigned to the base capital cost forecast for costs primarily associated with the schedule extension for Unit 3 to December 2021, construction productivity, support resources, and construction remediation work. Georgia Power increased its total capital cost forecast as of March 31, 2021 by adding $48 million to the remaining construction contingency. Considering the factors above, during the second quarter 2021, all of the remaining construction contingency previously established and an additional $341 million was assigned to the base capital cost forecast for costs primarily associated with the schedule extensions for Units 3 and 4 described above, construction remediation work for Unit 3, and construction productivity and support resources for Units 3 and 4. Georgia Power also increased its total capital cost forecast as of June 30, 2021 by adding $119 million to replenish construction contingency.
After considering the significant level of uncertainty that exists regarding the future recoverability of these costs since the ultimate outcome of these matters is subject to the outcome of future assessments by management, as well as Georgia PSC decisions in future regulatory proceedings, Georgia Power recorded pre-tax charges to income in the first quarter 2021 and the second quarter 2021 of $48 million ($36 million after tax) and $460 million ($343 million after tax), respectively, for the increases in the total project capital cost forecast. As and when these amounts are spent, Georgia Power may request the Georgia PSC to evaluate those expenditures for rate recovery.
The ultimate impact of the COVID-19 pandemic and other factors on the construction schedule and budget for Plant Vogtle Units 3 and 4 cannot be determined at this time. See Note (B) to the Condensed Financial Statements under "Georgia Power – Nuclear Construction" herein for additional information.
Mississippi Power
On April 15, 2021, Mississippi Power filed its 2021 IRP with the Mississippi PSC. The filing includes a schedule to retire Plant Watson Unit 4 (268 MWs) and Mississippi Power's 40% ownership interest in Plant Greene County Units 1 and 2 (103 MWs each) in December 2023, 2025, and 2026, respectively, consistent with each unit's remaining useful life in the most recent approved depreciation studies. In addition, the schedule reflects the early retirement of Mississippi Power's 50% undivided ownership interest in Plant Daniel Units 1 and 2 (502 MWs) by the end of 2027. If no deficiencies are noted that would require re-evaluation or resubmission of the IRP, the

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Mississippi PSC's review period will conclude on August 13, 2021. The ultimate outcome of this matter cannot be determined at this time.
During the first half of 2021, the Mississippi PSC approved the following rate changes related to Mississippi Power's annual rate filings for 2021:
•an annual increase in revenues related to the ad valorem tax adjustment factor of approximately $28 million, which became effective with the first billing cycle of May 2021,
•an annual increase in revenues related to PEP of approximately $16 million, or 1.8%, which became effective with the first billing cycle of April 2021 in accordance with the PEP rate schedule, and
•an annual decrease in revenues related to the ECO Plan of approximately $9 million, which became effective with the first billing cycle of July 2021.
See Note (B) to the Condensed Financial Statements under "Mississippi Power" herein for additional information.
Southern Power
During the six months ended June 30, 2021, Southern Power continued construction of the 88-MW Garland and 72-MW Tranquillity battery energy storage facilities and the 118-MW Glass Sands wind facility. On March 26, 2021, Southern Power purchased a controlling membership interest in the approximately 300-MW Deuel Harvest wind facility located in Deuel County, South Dakota from Invenergy Renewables, LLC. See Note (K) to the Condensed Financial Statements under "Southern Power" herein for additional information.
At June 30, 2021, Southern Power's average investment coverage ratio for its generating assets, including those owned with various partners, based on the ratio of investment under contract to total investment using the respective generation facilities' net book value (or expected in-service value for facilities under construction) as the investment amount was 93% through 2025 and 91% through 2030, with an average remaining contract duration of approximately 14 years.
Southern Company Gas
On April 28, 2021, Atlanta Gas Light filed its first Integrated Capacity and Delivery Plan (i-CDP) with the Georgia PSC, which includes a series of ongoing and proposed pipeline safety, reliability, and growth programs for the next 10 years, as well as the required capital investments and related costs to implement the programs. The Georgia PSC is scheduled to vote on this matter in November 2021.
On May 10, 2021, Virginia Natural Gas, the Virginia Commission staff, and other intervenors entered into a stipulation agreement related to Virginia Natural Gas' June 2020 general rate case filing, which allows for a $43 million increase in annual base rate revenues, including $14 million related to the recovery of investments under the SAVE program, based on a ROE of 9.5% and an equity ratio of 51.9%. On July 8, 2021, the hearing examiner issued a report recommending adoption of the stipulation agreement. The Virginia Commission is expected to rule on this matter by September 2021. Interim rate adjustments became effective as of November 1, 2020, subject to refund, based on Virginia Natural Gas' original request for an increase of approximately $50 million.
On July 21, 2021, Atlanta Gas Light filed its annual GRAM filing with the Georgia PSC requesting an annual base rate increase of $49 million. Resolution of the GRAM filing is expected by December 31, 2021, with the new rates to become effective January 1, 2022.
See Note (B) to the Condensed Financial Statements under "Southern Company Gas" herein for additional information. The ultimate outcome of these matters cannot be determined at this time.
During the second quarter 2021, Southern Company Gas recorded a pre-tax impairment charge of $82 million ($58 million after tax) related to its equity method investment in the PennEast Pipeline project. See Notes (C) and (E) to

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
the Condensed Financial Statements herein under "Other Matters – Southern Company Gas" and "Southern Company Gas," respectively, for additional information.
On July 1, 2021, Southern Company Gas affiliates completed the sale of Sequent to Williams Field Services Group for a total cash purchase price of $150 million, including estimated working capital adjustments. The preliminary gain associated with the transaction is approximately $90 million, which will be recorded in the third quarter 2021. See Note (K) to the Condensed Financial Statements under "Southern Company Gas" herein for additional information.
RESULTS OF OPERATIONS
Southern Company
Net Income

Second Quarter 2021 vs. Second Quarter 2020		Year-To-Date 2021 vs. Year-To-Date 2020
(change in millions)	(% change)	(change in millions)	(% change)
$(240)	(39.2)	$28	1.9
Consolidated net income attributable to Southern Company was $372 million ($0.35 per share) for the second quarter 2021 compared to $612 million ($0.58 per share) for the corresponding period in 2020. The decrease was primarily due to a $232 million increase in after-tax charges related to the construction of Plant Vogtle Units 3 and 4 at Georgia Power and an after-tax impairment charge related to the PennEast Pipeline project at Southern Company Gas, partially offset by a decrease in after-tax leveraged lease impairment charges. The decrease was also due to higher non-fuel operations and maintenance costs, partially offset by higher retail electric revenues associated with rates and pricing and sales growth.
Consolidated net income attributable to Southern Company was $1.51 billion ($1.42 per share) for year-to-date 2021 compared to $1.48 billion ($1.40 per share) for the corresponding period in 2020. The increase was primarily due to increases in both natural gas revenues and retail electric revenues associated with colder weather in the first quarter 2021 as compared to the corresponding period in 2020, higher retail electric revenues associated with rates and pricing and sales growth, and higher wholesale electric capacity revenues, largely offset by higher non-fuel operations and maintenance costs and the net impact of the charges in the second quarter 2021 and 2020, as described previously.
Retail Electric Revenues

Second Quarter 2021 vs. Second Quarter 2020		Year-To-Date 2021 vs. Year-To-Date 2020
(change in millions)	(% change)	(change in millions)	(% change)
$417	13.1	$681	10.9
In the second quarter 2021, retail electric revenues were $3.6 billion compared to $3.2 billion for the corresponding period in 2020. For year-to-date 2021, retail electric revenues were $6.9 billion compared to $6.3 billion for the corresponding period in 2020.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Details of the changes in retail electric revenues were as follows:

	Second Quarter 2021		Year-To-Date 2021
	(in millions)	(% change)	(in millions)	(% change)
Retail electric – prior year	$3,182		$6,260
Estimated change resulting from –
Rates and pricing	112	3.5%	137	2.2%
Sales growth	86	2.7	72	1.2
Weather	18	0.6	106	1.7
Fuel and other cost recovery	201	6.3	366	5.8
Retail electric – current year	$3,599	13.1%	$6,941	10.9%
Revenues associated with changes in rates and pricing increased in the second quarter and year-to-date 2021 when compared to the corresponding periods in 2020 primarily due to an increase in Alabama Power's Rate RSE effective January 1, 2021 and increases at Georgia Power resulting from higher contributions by commercial and industrial customers with variable demand-driven pricing, higher pricing effects associated with decreased residential customer usage, and increased ECCR tariff revenues associated with higher KWH sales, partially offset by decreases in the NCCR tariff effective January 1, 2021. See Note 2 to the financial statements under "Alabama Power – Rate RSE" in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements under "Georgia Power – Nuclear Construction – Regulatory Matters" herein for additional information.
Revenues attributable to changes in sales increased in the second quarter and year-to-date 2021 when compared to the corresponding periods in 2020. Weather-adjusted residential KWH sales decreased 2.0% and 0.4% in the second quarter and year-to-date 2021, respectively, when compared to the corresponding periods in 2020 as customer usage decreased, primarily due to shelter-in-place orders in effect during 2020, partially offset by customer growth. Weather-adjusted commercial KWH sales increased 8.7% and 2.7% in the second quarter and year-to-date 2021, respectively, and industrial KWH sales increased 11.7% and 4.0% in the second quarter and year-to-date 2021, respectively, when compared to the corresponding periods in 2020, primarily due to the negative impact of the COVID-19 pandemic on energy demand in 2020.
Fuel and other cost recovery revenues increased $201 million and $366 million in the second quarter and year-to-date 2021, respectively, compared to the corresponding periods in 2020 primarily due to higher fuel and purchased power costs. Electric rates for the traditional electric operating companies include provisions to adjust billings for fluctuations in fuel costs, including the energy component of purchased power costs. Under these provisions, fuel revenues generally equal fuel expenses, including the energy component of PPA costs, and do not affect net income. The traditional electric operating companies each have one or more regulatory mechanisms to recover other costs such as environmental and other compliance costs, storm damage, new plants, and PPA capacity costs.
Wholesale Electric Revenues

Second Quarter 2021 vs. Second Quarter 2020		Year-To-Date 2021 vs. Year-To-Date 2020
(change in millions)	(% change)	(change in millions)	(% change)
$74	15.7	$202	22.7
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
In the second quarter 2021, wholesale electric revenues were $546 million compared to $472 million for the corresponding period in 2020. For year-to-date 2021, wholesale electric revenues were $1.1 billion compared to $0.9 billion for the corresponding period in 2020. Increases in energy revenues of $51 million and $153 million for the second quarter and year-to-date 2021, respectively, reflect higher natural gas prices when compared to the corresponding periods in 2020. In addition, increases in capacity revenues of $23 million and $49 million for the second quarter and year-to-date 2021, respectively, primarily resulted from a power sales agreement at Alabama Power that began in September 2020 and new natural gas PPAs at Southern Power that began subsequent to the second quarter 2020.
Other Electric Revenues

Second Quarter 2021 vs. Second Quarter 2020		Year-To-Date 2021 vs. Year-To-Date 2020
(change in millions)	(% change)	(change in millions)	(% change)
$7	4.2	$26	8.1
For year-to-date 2021, other electric revenues were $346 million compared to $320 million for the corresponding period in 2020. The increase was primarily due to increases of $16 million in customer fees largely resulting from the COVID-19 pandemic-related temporary suspensions of disconnections and late fees in 2020 for the traditional electric operating companies, $5 million related to outdoor lighting sales at Georgia Power, and $3 million in transmission services.
Natural Gas Revenues

Second Quarter 2021 vs. Second Quarter 2020		Year-To-Date 2021 vs. Year-To-Date 2020
(change in millions)	(% change)	(change in millions)	(% change)
$41	6.4	$486	25.8
In the second quarter 2021, natural gas revenues were $677 million compared to $636 million for the corresponding period in 2020. For year-to-date 2021, natural gas revenues were $2.4 billion compared to $1.9 billion for the corresponding period in 2020.
Details of the changes in natural gas revenues were as follows:

	Second Quarter 2021		Year-To-Date 2021
	(in millions)	(% change)	(in millions)	(% change)
Natural gas revenues – prior year	$636		$1,885
Estimated change resulting from –
Infrastructure replacement programs and base rate changes	41	6.4%	81	4.3%
Gas costs and other cost recovery	88	13.8	240	12.7
Wholesale gas services	(91)	(14.3)	156	8.3
Other	3	0.5	9	0.5
Natural gas revenues – current year	$677	6.4%	$2,371	25.8%

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Revenues from infrastructure replacement programs and base rate changes at the natural gas distribution utilities increased in the second quarter and year-to-date 2021 compared to the corresponding periods in 2020 primarily due to rate increases at Atlanta Gas Light, Virginia Natural Gas, and Chattanooga Gas and continued investment in infrastructure replacement. See Note 2 to the financial statements under "Southern Company Gas – Rate Proceedings" in Item 8 of the Form 10-K for additional information.
Revenues associated with gas costs and other cost recovery increased in the second quarter and year-to-date 2021 compared to the corresponding periods in 2020 primarily due to higher volumes sold and higher gas cost recovery. Natural gas distribution rates include provisions to adjust billings for fluctuations in natural gas costs. Therefore, gas costs recovered through natural gas revenues generally equal the amount expensed in cost of natural gas and do not affect net income from the natural gas distribution utilities.
Revenues from Southern Company Gas' wholesale gas services business decreased in the second quarter 2021 compared to the corresponding period in 2020 due to derivative losses, partially offset by higher commercial activities. Revenues from wholesale gas services increased for year-to-date 2021 compared to the corresponding period in 2020 due to higher volumes sold and higher commercial activities as a result of Winter Storm Uri, partially offset by derivative losses. See Note (K) to the Condensed Financial Statements under "Southern Company Gas" herein for information regarding the sale of Sequent on July 1, 2021.
Other Revenues

Second Quarter 2021 vs. Second Quarter 2020		Year-To-Date 2021 vs. Year-To-Date 2020
(change in millions)	(% change)	(change in millions)	(% change)
$39	24.1	$75	26.4
In the second quarter 2021, other revenues were $201 million compared to $162 million for the corresponding period in 2020. For year-to-date 2021, other revenues were $359 million compared to $284 million for the corresponding period in 2020. The increases for the second quarter and year-to-date 2021 were primarily due to increases of $28 million and $38 million, respectively, in unregulated sales of products and services at Alabama Power and Georgia Power and increases of $15 million and $32 million, respectively, in distributed infrastructure projects at PowerSecure.
Fuel and Purchased Power Expenses

	Second Quarter 2021 vs. Second Quarter 2020		Year-To-Date 2021 vs. Year-To-Date 2020
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$227	36.6	$439	34.9
Purchased power	17	8.5	43	11.3
Total fuel and purchased power expenses	$244		$482
In the second quarter 2021, total fuel and purchased power expenses were $1.1 billion compared to $0.8 billion for the corresponding period in 2020. The increase was primarily the result of a $163 million increase in the average cost of fuel and purchased power and an $81 million net increase in the volume of KWHs generated and purchased.
For year-to-date 2021, total fuel and purchased power expenses were $2.1 billion compared to $1.6 billion for the corresponding period in 2020. The increase was primarily the result of a $322 million increase in the average cost of fuel and purchased power and a $160 million net increase in the volume of KWHs generated and purchased.
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

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Details of the Southern Company system's generation and purchased power were as follows:

	Second Quarter 2021	Second Quarter 2020	Year-To-Date 2021	Year-To-Date 2020
Total generation (in billions of KWHs)(a)	43	41	86	82
Total purchased power (in billions of KWHs)	4	4	8	9
Sources of generation (percent)(a) —
Gas	47	55	46	54
Coal	22	19	23	19
Nuclear	18	12	18	13
Hydro	4	5	4	6
Wind, Solar, and Other	9	9	9	8
Cost of fuel, generated (in cents per net KWH)—
Gas(a)	2.58	1.89	2.56	1.92
Coal	2.87	2.96	2.85	2.92
Nuclear	0.75	0.78	0.75	0.78
Average cost of fuel, generated (in cents per net KWH)(a)	2.28	1.79	2.27	1.82
Average cost of purchased power (in cents per net KWH)(b)	5.65	4.74	5.37	4.30
(a)Second quarter and year-to-date 2021 excludes Central Alabama Generating Station KWHs and associated cost of fuel as its fuel is provided by the purchaser under a power sales agreement. See Note 15 to the financial statements under "Alabama Power" in Item 8 of the Form 10-K for additional information.
(b)Average cost of purchased power includes fuel purchased by the Southern Company system for tolling agreements where power is generated by the provider.
Fuel
In the second quarter 2021, fuel expense was $848 million compared to $621 million for the corresponding period in 2020. The increase was primarily due to an 84.8% increase in the volume of KWHs generated by coal and a 36.5% increase in the average cost of natural gas per KWH generated, partially offset by an 8.6% decrease in the volume of KWHs generated by natural gas.
For year-to-date 2021, fuel expense was $1.7 billion compared to $1.3 billion for the corresponding period in 2020. The increase was primarily due to an 81.8% increase in the volume of KWHs generated by coal, a 27.6% decrease in the volume of KWHs generated by hydro, and a 33.3% increase in the average cost of natural gas per KWH generated, partially offset by an 8.9% decrease in the volume of KWHs generated by natural gas.
Purchased Power
In the second quarter 2021, purchased power expense was $217 million compared to $200 million for the corresponding period in 2020. The increase was primarily due to a 19.2% increase in the average cost per KWH purchased primarily due to higher natural gas prices, partially offset by a 4.5% decrease in the volume of KWHs purchased.
For year-to-date 2021, purchased power expense was $424 million compared to $381 million for the corresponding period in 2020. The increase was primarily due to a 24.9% increase in the average cost per KWH purchased primarily due to higher natural gas prices, partially offset by a 6.6% decrease in the volume of KWHs purchased.
Energy purchases will vary depending on demand for energy within the Southern Company system's electric service territory, the market prices of wholesale energy as compared to the cost of the Southern Company system's generation, and the availability of the Southern Company system's generation.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Cost of Natural Gas

Second Quarter 2021 vs. Second Quarter 2020		Year-To-Date 2021 vs. Year-To-Date 2020
(change in millions)	(% change)	(change in millions)	(% change)
$87	60.4	$231	39.6
Excluding Atlanta Gas Light, which does not sell natural gas to end-use customers, natural gas distribution rates include provisions to adjust billings for fluctuations in natural gas costs. Therefore, gas costs recovered through natural gas revenues generally equal the amount expensed in cost of natural gas and do not affect net income from the natural gas distribution utilities. Cost of natural gas at the natural gas distribution utilities represented 87% of total cost of natural gas for both the second quarter and year-to-date 2021.
In the second quarter 2021, cost of natural gas was $231 million compared to $144 million for the corresponding period in 2020. The increase reflects higher gas cost recovery and a 65.0% increase in natural gas prices in the second quarter 2021 compared to the corresponding period in 2020.
For year-to-date 2021, cost of natural gas was $814 million compared to $583 million for the corresponding period in 2020. The increase reflects higher volumes sold due to colder weather and higher gas cost recovery for year-to-date 2021 compared to the corresponding period in 2020. The increase also reflects a 50.6% increase in natural gas prices for year-to-date 2021 compared to the corresponding period in 2020.
Cost of Other Sales

Second Quarter 2021 vs. Second Quarter 2020		Year-To-Date 2021 vs. Year-To-Date 2020
(change in millions)	(% change)	(change in millions)	(% change)
$29	39.2	$56	43.4
In the second quarter 2021, cost of other sales was $103 million compared to $74 million for the corresponding period in 2020. For year-to-date 2021, cost of other sales was $185 million compared to $129 million for the corresponding period in 2020. The increases for second quarter and year-to-date 2021 primarily relate to increases of $16 million and $23 million, respectively, in unregulated power delivery construction and maintenance projects at Georgia Power and $12 million and $22 million, respectively, in distributed infrastructure projects at PowerSecure.
Other Operations and Maintenance Expenses

Second Quarter 2021 vs. Second Quarter 2020		Year-To-Date 2021 vs. Year-To-Date 2020
(change in millions)	(% change)	(change in millions)	(% change)
$235	19.5	$312	12.5
In the second quarter 2021, other operations and maintenance expenses were $1.4 billion compared to $1.2 billion for the corresponding period in 2020. The increase reflects increases of $68 million in scheduled generation outage and maintenance expenses, $44 million in transmission and distribution expenses, including $11 million of reliability NDR credits at Alabama Power, and $16 million in compliance and environmental expenses at the traditional electric operating companies. These increases reflect the impacts of cost containment activities implemented for 2020 during the COVID-19 pandemic. Also contributing to the increase was an increase of $46 million in compensation and benefit expenses.
For year-to-date 2021, other operations and maintenance expenses were $2.8 billion compared to $2.5 billion for the corresponding period in 2020. The increase reflects increases of $58 million in scheduled generation outage and maintenance expenses, $52 million in transmission and distribution expenses, including $22 million of reliability NDR credits at Alabama Power, and $15 million in compliance and environmental expenses at the traditional electric operating companies. These increases reflect the impacts of cost containment activities implemented for

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
2020 during the COVID-19 pandemic. Also contributing to the increase was an increase of $101 million in compensation and benefit expenses and an $18 million decrease in nuclear property insurance refunds.
Depreciation and Amortization

Second Quarter 2021 vs. Second Quarter 2020		Year-To-Date 2021 vs. Year-To-Date 2020
(change in millions)	(% change)	(change in millions)	(% change)
$18	2.1	$32	1.8
In the second quarter 2021, depreciation and amortization was $891 million compared to $873 million for the corresponding period in 2020. For year-to-date 2021, depreciation and amortization was $1.8 billion compared to $1.7 billion for the corresponding period in 2020. The increases for the second quarter and year-to-date 2021 primarily reflect increases of $42 million and $79 million, respectively, in depreciation associated with additional plant in service, partially offset by decreased amortization of regulatory assets related to CCR AROs of $22 million and $44 million, respectively, under the terms of Georgia Power's 2019 ARP. See Note (B) to the Condensed Financial Statements under "Georgia Power – Rate Plan" herein and Note 2 to the financial statements under "Georgia Power – Rate Plans – 2019 ARP" in Item 8 of the Form 10-K for additional information regarding Georgia Power's recovery of costs associated with CCR AROs.
Taxes Other Than Income Taxes

Second Quarter 2021 vs. Second Quarter 2020		Year-To-Date 2021 vs. Year-To-Date 2020
(change in millions)	(% change)	(change in millions)	(% change)
$15	5.0	$28	4.5
In the second quarter 2021, taxes other than income taxes were $313 million compared to $298 million for the corresponding period in 2020. The increase primarily reflects increases at Georgia Power of $9 million in property taxes primarily from higher assessed values, including the impact of Plant Vogtle Units 3 and 4 construction, and $7 million in municipal franchise fees largely related to higher retail revenues.
For year-to-date 2021, taxes other than income taxes were $657 million compared to $629 million for the corresponding period in 2020. The increase primarily reflects increases of $18 million in property taxes primarily from higher assessed values, including the impact of Plant Vogtle Units 3 and 4 construction, and $10 million in revenue tax expenses as a result of higher natural gas revenues at Southern Company Gas.
Estimated Loss on Plant Vogtle Units 3 and 4

Second Quarter 2021 vs. Second Quarter 2020		Year-To-Date 2021 vs. Year-To-Date 2020
(change in millions)	(% change)	(change in millions)	(% change)
$311	208.7	$359	240.9
In the second quarter 2021 and 2020, estimated probable losses on Plant Vogtle Units 3 and 4 of $460 million and $149 million, respectively, were recorded at Georgia Power. For year-to-date 2021 and 2020, estimated probable losses on Plant Vogtle Units 3 and 4 of $508 million and $149 million, respectively, were recorded at Georgia Power. These losses reflect revisions to the total project capital cost forecast to complete construction and start-up of Plant Vogtle Units 3 and 4. See Note (B) to the Condensed Financial Statements herein and Note 2 to the financial statements in Item 8 of the Form 10-K under "Georgia Power – Nuclear Construction" for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
(Gain) Loss on Dispositions, Net

Second Quarter 2021 vs. Second Quarter 2020		Year-To-Date 2021 vs. Year-To-Date 2020
(change in millions)	(% change)	(change in millions)	(% change)
$11	N/M	$15	38.5
N/M - Not meaningful
In the second quarter 2021, gain on dispositions, net was $11 million compared to an immaterial loss for the corresponding period in 2020. The increase primarily reflects $6 million in gains at Alabama Power primarily from property sales and a $5 million gain on the sale of Pivotal LNG at Southern Company Gas.
For year-to-date 2021, gain on dispositions, net was $54 million compared to $39 million for the corresponding period in 2020. The increase primarily reflects $39 million in gains at Southern Power, primarily from contributions of wind turbine equipment to various equity method investments, $10 million in gains at Alabama Power primarily from property sales, and a $6 million gain on the sale of Pivotal LNG at Southern Company Gas, partially offset by a $39 million gain at Southern Power related to the sale of Plant Mankato in the first quarter 2020.
See Note (E) to the Condensed Financial Statements under "Southern Power" herein, Note (K) to the Condensed Financial Statements under "Southern Power" and "Southern Company Gas" herein, and Note 15 to the financial statements under "Southern Power – Sales of Natural Gas and Biomass Plants" and "Southern Company Gas – Sale of Pivotal LNG and Atlantic Coast Pipeline" in Item 8 of the Form 10-K for additional information.
Allowance for Equity Funds Used During Construction

Second Quarter 2021 vs. Second Quarter 2020		Year-To-Date 2021 vs. Year-To-Date 2020
(change in millions)	(% change)	(change in millions)	(% change)
$10	28.6	$22	32.4
In the second quarter 2021, allowance for equity funds used during construction was $45 million compared to $35 million for the corresponding period in 2020. For year-to-date 2021, allowance for equity funds used during construction was $90 million compared to $68 million for the corresponding period in 2020. The increases were primarily due to increases at Georgia Power, primarily associated with the construction of Plant Vogtle Units 3 and 4. See Note (B) to the Condensed Financial Statements under "Georgia Power – Nuclear Construction" herein for additional information regarding Plant Vogtle Units 3 and 4.
Earnings (Loss) from Equity Method Investments

Second Quarter 2021 vs. Second Quarter 2020		Year-To-Date 2021 vs. Year-To-Date 2020
(change in millions)	(% change)	(change in millions)	(% change)
$(70)	N/M	$(67)	N/M
N/M - Not meaningful
In the second quarter 2021, loss from equity method investments was $40 million compared to earnings of $30 million for the corresponding period in 2020. For year-to-date 2021, earnings from equity method investments were $5 million compared to $72 million for the corresponding period in 2020. The decreases were primarily due to a pre-tax impairment charge of $82 million in the second quarter 2021 related to the PennEast Pipeline project at Southern Company Gas. The decreases were partially offset by increases in investment income at Southern Holdings of $12 million and $17 million for the second quarter and year-to-date 2021, respectively. See Notes (C) and (E) to the Condensed Financial Statements herein under "Other Matters – Southern Company Gas" and "Southern Company Gas," respectively, for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Impairment of Leveraged Leases

Second Quarter 2021 vs. Second Quarter 2020		Year-To-Date 2021 vs. Year-To-Date 2020
(change in millions)	(% change)	(change in millions)	(% change)
$(147)	N/M	$(147)	N/M
N/M - Not meaningful
In the second quarter 2021 and 2020, impairment charges of $7 million and $154 million, respectively, were recorded related to leveraged lease investments at Southern Holdings. See Note (K) to the Condensed Financial Statements under "Assets and Liabilities Held for Sale" herein and Note 3 to the financial statements under "Other Matters – Southern Company" in Item 8 of the Form 10-K for additional information.
Other Income (Expense), Net

Second Quarter 2021 vs. Second Quarter 2020		Year-To-Date 2021 vs. Year-To-Date 2020
(change in millions)	(% change)	(change in millions)	(% change)
$7	6.9	$(37)	(18.1)
In the second quarter 2021, other income (expense), net was $108 million compared to $101 million for the corresponding period in 2020. The increase was primarily due to a $36 million increase in non-service cost-related retirement benefits income, partially offset by $26 million in charitable contributions in the second quarter 2021 at Southern Company Gas.
For year-to-date 2021, other income (expense), net was $167 million compared to $204 million for the corresponding period in 2020. The decrease was primarily due to $101 million in charitable contributions at Southern Company Gas, partially offset by a $71 million increase in non-service cost-related retirement benefits income.
See Note (H) to the Condensed Financial Statements herein for additional information.
Income Taxes (Benefit)

Second Quarter 2021 vs. Second Quarter 2020		Year-To-Date 2021 vs. Year-To-Date 2020
(change in millions)	(% change)	(change in millions)	(% change)
$(17)	N/M	$28	18.7
N/M - Not meaningful
In the second quarter 2021, income tax benefit was $12 million compared to income tax expense of $5 million for the corresponding period in 2020. The change was primarily due to lower pre-tax earnings, partially offset by the tax impact of the second quarter 2020 charge to earnings associated with a leveraged lease investment.
For year-to-date 2021, income taxes were $178 million compared to $150 million for the corresponding period in 2020. The increase was primarily due to the tax impact of the second quarter 2020 charge to earnings associated with a leveraged lease investment.
See Note (G) to the Condensed Financial Statements herein and Note 3 to the financial statements under "Other Matters – Southern Company" in Item 8 of the Form 10-K for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Alabama Power
Net Income

Second Quarter 2021 vs. Second Quarter 2020		Year-To-Date 2021 vs. Year-To-Date 2020
(change in millions)	(% change)	(change in millions)	(% change)
$33	11.1	$112	19.4
Alabama Power's net income after dividends on preferred stock for the second quarter 2021 was $331 million compared to $298 million for the corresponding period in 2020. Alabama Power's net income after dividends on preferred stock for year-to-date 2021 was $690 million compared to $578 million for the corresponding period in 2020. The increases were primarily due to an increase in retail revenues associated with a Rate RSE adjustment effective in January 2021 and higher customer usage, as well as additional wholesale capacity revenues related to a power sales agreement that began in September 2020. Also contributing to the year-to-date 2021 increase was colder weather in Alabama Power's service territory in the first quarter 2021 compared to the corresponding period in 2020. The second quarter and year-to-date 2021 increases were partially offset by an increase in operations and maintenance expenses and depreciation.
Retail Revenues

Second Quarter 2021 vs. Second Quarter 2020		Year-To-Date 2021 vs. Year-To-Date 2020
(change in millions)	(% change)	(change in millions)	(% change)
$131	10.7	$279	11.5
In the second quarter 2021, retail revenues were $1.35 billion compared to $1.22 billion for the corresponding period in 2020. For year-to-date 2021, retail revenues were $2.71 billion compared to $2.43 billion for the corresponding period in 2020.
Details of the changes in retail revenues were as follows:

	Second Quarter 2021		Year-To-Date 2021
	(in millions)	(% change)	(in millions)	(% change)
Retail – prior year	$1,223		$2,427
Estimated change resulting from –
Rates and pricing	66	5.4%	116	4.8%
Sales growth	16	1.3	13	0.5
Weather	3	0.2	42	1.7
Fuel and other cost recovery	46	3.8	108	4.5
Retail – current year	$1,354	10.7%	$2,706	11.5%
Revenues associated with changes in rates and pricing increased in the second quarter and year-to-date 2021 when compared to the corresponding periods in 2020 primarily due to a Rate RSE increase effective January 1, 2021. See Note 2 to the financial statements under "Alabama Power – Rate RSE" in Item 8 of the Form 10-K for additional information.
Revenues attributable to changes in sales increased in the second quarter and year-to-date 2021 when compared to the corresponding periods in 2020. Weather-adjusted residential KWH sales decreased 3.9% and 2.0% in the second quarter and year-to-date 2021, respectively, when compared to the corresponding periods in 2020 primarily due to safer-at-home guidelines in effect during 2020. Weather-adjusted commercial KWH sales increased 7.8% and 2.8% in the second quarter and year-to-date 2021, respectively, and industrial KWH sales increased 10.0% and 1.8% in the second quarter and year-to-date 2021, respectively, when compared to the corresponding periods in 2020, primarily due to the negative impact of the COVID-19 pandemic on energy demand in 2020.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Fuel and other cost recovery revenues increased in the second quarter and year-to-date 2021 when compared to the corresponding periods in 2020 primarily due to increases in generation and the average cost of fuel. Electric rates include provisions to recognize the recovery of fuel costs, purchased power costs, PPAs certificated by the Alabama PSC, and costs associated with the NDR. Under these provisions, fuel and other cost recovery revenues generally equal fuel and other cost recovery expenses and do not affect net income. See Note 2 to the financial statements under "Alabama Power" in Item 8 of the Form 10-K for additional information.
Wholesale Revenues – Non-Affiliates

Second Quarter 2021 vs. Second Quarter 2020		Year-To-Date 2021 vs. Year-To-Date 2020
(change in millions)	(% change)	(change in millions)	(% change)
$31	57.4	$67	60.4
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
In the second quarter 2021, wholesale revenues from sales to non-affiliates were $85 million compared to $54 million for the corresponding period in 2020. For year-to-date 2021, wholesale revenues from sales to non-affiliates were $178 million compared to $111 million for the corresponding period in 2020. The second quarter and year-to-date 2021 increases consisted of increases in capacity revenues of $18 million and $35 million, respectively, primarily related to a power sales agreement that began in September 2020 and increases in energy revenues of $13 million and $32 million, respectively, primarily due to higher natural gas prices.
Wholesale Revenues – Affiliates

Second Quarter 2021 vs. Second Quarter 2020		Year-To-Date 2021 vs. Year-To-Date 2020
(change in millions)	(% change)	(change in millions)	(% change)
$17	242.9	$29	111.5
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
In the second quarter 2021, wholesale revenues from sales to affiliates were $24 million compared to $7 million for the corresponding period in 2020. For year-to-date 2021, wholesale revenues from sales to affiliates were $55 million compared to $26 million for the corresponding period in 2020. The second quarter and year-to-date 2021 increases were primarily due to increases of 133.8% and 50.1%, respectively, in the price of energy as a result of higher natural gas prices and increases of 51.9% and 43.5%, respectively, in KWH sales due to increased demand for Alabama Power's available lower cost generation compared to the corresponding periods in 2020.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Other Revenues

Second Quarter 2021 vs. Second Quarter 2020		Year-To-Date 2021 vs. Year-To-Date 2020
(change in millions)	(% change)	(change in millions)	(% change)
$12	14.8	$24	15.8
In the second quarter 2021, other revenues were $93 million compared to $81 million for the corresponding period in 2020. For year-to-date 2021, other revenues were $176 million compared to $152 million for the corresponding period in 2020. The second quarter and year-to-date 2021 increases were primarily due to increases of $12 million and $15 million, respectively, in unregulated sales of products and services. In addition, the year-to-date 2021 increase included a $6 million increase in customer fees largely resulting from the COVID-19 pandemic-related temporary suspensions of disconnections and late fees in 2020.
Fuel and Purchased Power Expenses

	Second Quarter 2021 vs. Second Quarter 2020		Year-To-Date 2021 vs. Year-To-Date 2020
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$64	32.2	$139	33.5
Purchased power – non-affiliates	(1)	(2.0)	8	9.0
Purchased power – affiliates	9	30.0	20	40.8
Total fuel and purchased power expenses	$72		$167
In the second quarter 2021, total fuel and purchased power expenses were $350 million compared to $278 million for the corresponding period in 2020. The increase was primarily due a $42 million net increase related to the volume of KWHs generated and purchased and a $30 million increase in the average cost of fuel and purchased power.
For year-to-date 2021, total fuel and purchased power expenses were $720 million compared to $553 million for the corresponding period in 2020. The increase was primarily due to a $98 million increase related to the volume of KWHs generated and purchased and a $69 million increase in the average cost of fuel and purchased power.
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

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Details of Alabama Power's generation and purchased power were as follows:

	Second Quarter 2021	Second Quarter 2020	Year-To-Date 2021	Year-To-Date 2020
Total generation (in billions of KWHs)(a)	13	12	28	26
Total purchased power (in billions of KWHs)	2	2	3	3
Sources of generation (percent)(a) —
Coal	43	33	45	33
Nuclear	25	32	25	30
Gas	22	24	20	22
Hydro	10	11	10	15
Cost of fuel, generated (in cents per net KWH) —
Coal	2.73	2.82	2.74	2.72
Nuclear	0.69	0.75	0.71	0.75
Gas(a)	2.47	1.95	2.49	2.07
Average cost of fuel, generated (in cents per net KWH)(a)	2.10	1.85	2.12	1.86
Average cost of purchased power (in cents per net KWH)(b)	5.57	4.29	5.99	4.51
(a)Second quarter and year-to-date 2021 excludes Central Alabama Generating Station KWHs and associated cost of fuel as its fuel is provided by the purchaser under a power sales agreement. See Note 15 to the financial statements under "Alabama Power" in Item 8 of the Form 10-K for additional information.
(b)Average cost of purchased power includes fuel, energy, and transmission purchased by Alabama Power for tolling agreements where power is generated by the provider.
Fuel
In the second quarter 2021, fuel expense was $263 million compared to $199 million for the corresponding period in 2020. The increase was primarily due to a 44.6% increase in the volume of KWHs generated by coal and a 26.7% increase in the average cost of KWHs generated by natural gas, which excludes tolling agreements.
For year-to-date 2021, fuel expense was $554 million compared to $415 million for the corresponding period in 2020. The increase was primarily due to a 44.6% increase in the volume of KWHs generated by coal, a 26.9% decrease in the volume of KWHs generated by hydro, and a 20.3% increase in the average cost of KWHs generated by natural gas, which excludes tolling agreements.
Purchased Power – Affiliates
In the second quarter 2021, purchased power expense from affiliates was $39 million compared to $30 million for the corresponding period in 2020. For year-to-date 2021, purchased power expense from affiliates was $69 million compared to $49 million for the corresponding period in 2020. The second quarter and year-to-date 2021 increases were primarily due to increases of 74.2% and 70.7%, respectively, in the average cost per KWH purchased as a result of higher natural gas prices, partially offset by decreases of 27.0% and 17.2%, respectively, in the volume of KWH purchased as a result of increased generation compared to the corresponding periods in 2020.
Energy purchases from affiliates will vary depending on demand for energy and the availability and cost of generating resources at each company within the Southern Company system. These purchases are made in accordance with the IIC or other contractual agreements, as approved by the FERC.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Other Operations and Maintenance Expenses

Second Quarter 2021 vs. Second Quarter 2020		Year-To-Date 2021 vs. Year-To-Date 2020
(change in millions)	(% change)	(change in millions)	(% change)
$71	20.8	$85	12.3
In the second quarter 2021, other operations and maintenance expenses were $413 million compared to $342 million for the corresponding period in 2020. The increase was primarily due to an increase of $36 million in generation expenses associated with scheduled outages and Rate CNP Compliance-related expenses primarily related to the addition of new environmental systems in 2021. These increases reflect the impacts of cost containment activities implemented for 2020 during the COVID-19 pandemic. Also contributing to the increase were increases of $17 million in compensation and benefit expenses and $5 million related to unregulated services, as well as $11 million of reliability NDR credits applied in 2020.
For year-to-date 2021, other operations and maintenance expenses were $775 million compared to $690 million for the corresponding period in 2020. The increase was primarily due to an increase of $34 million in generation expenses associated with scheduled outages and Rate CNP Compliance-related expenses primarily related to the addition of new environmental systems in 2021. These increases reflect the impacts of cost containment activities implemented for 2020 during the COVID-19 pandemic. Also contributing to the increase were increases of $17 million in compensation and benefit expenses and $7 million related to unregulated services, as well as $22 million of reliability NDR credits applied in 2020 and a $10 million decrease in nuclear property insurance refunds. These increases were partially offset by gains of $10 million primarily related to property sales and an $8 million decrease in bad debt expense.
See Note 2 to the financial statements under "Alabama Power – Rate NDR" and " – Rate CNP Compliance" in Item 8 of the Form 10-K for additional information.
Depreciation and Amortization

Second Quarter 2021 vs. Second Quarter 2020		Year-To-Date 2021 vs. Year-To-Date 2020
(change in millions)	(% change)	(change in millions)	(% change)
$12	5.9	$23	5.7
In the second quarter 2021, depreciation and amortization was $214 million compared to $202 million in the corresponding period in 2020. For year-to-date 2021, depreciation and amortization was $425 million compared to $402 million for the corresponding period in 2020. These increases were primarily due to additional plant in service, including the purchase of the Central Alabama Generating Station in August 2020. See Note 15 to the financial statements under "Alabama Power" in Item 8 of the Form 10-K for additional information.
Other Income (Expense), Net

Second Quarter 2021 vs. Second Quarter 2020		Year-To-Date 2021 vs. Year-To-Date 2020
(change in millions)	(% change)	(change in millions)	(% change)
$7	26.9	$14	29.2
In the second quarter 2021, other income (expense), net was $33 million compared to $26 million for the corresponding period in 2020. For year-to-date 2021, other income (expense), net was $62 million compared to $48 million for the corresponding period in 2020. These increases were primarily due to an increase in non-service cost-related retirement benefits income. The year-to-date 2021 increase was partially offset by a decrease in interest income associated with lower interest rates. See Note (H) to the Condensed Financial Statements herein for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Income Taxes

Second Quarter 2021 vs. Second Quarter 2020		Year-To-Date 2021 vs. Year-To-Date 2020
(change in millions)	(% change)	(change in millions)	(% change)
$11	11.8	$36	20.3
In the second quarter 2021, income taxes were $104 million compared to $93 million for the corresponding period in 2020. For year-to-date 2021, income taxes were $213 million compared to $177 million for the corresponding period in 2020. The increases were primarily due to higher pre-tax earnings.
Georgia Power
Net Income

Second Quarter 2021 vs. Second Quarter 2020		Year-To-Date 2021 vs. Year-To-Date 2020
(change in millions)	(% change)	(change in millions)	(% change)
$(165)	(53.6)	$(144)	(22.6)
Georgia Power's net income for the second quarter 2021 was $143 million compared to $308 million for the corresponding period in 2020. The decrease was primarily due to a $232 million increase in after-tax charges related to the construction of Plant Vogtle Units 3 and 4. Also contributing to the decrease was higher non-fuel operations and maintenance costs, partially offset by higher retail revenues associated with sales growth and rates and pricing.
For year-to-date 2021, net income was $494 million compared to $638 million for the corresponding period in 2020. The decrease was primarily due to a $268 million increase in after-tax charges related to the construction of Plant Vogtle Units 3 and 4. Also contributing to the decrease was higher non-fuel operations and maintenance costs, partially offset by higher retail revenues associated with colder weather in the first quarter 2021 as compared to the corresponding period in 2020 and sales growth.
See Note (B) to the Condensed Financial Statements herein and Note 2 to the financial statements in Item 8 of the Form 10-K under "Georgia Power – Nuclear Construction" for additional information regarding Plant Vogtle Units 3 and 4.
Retail Revenues

Second Quarter 2021 vs. Second Quarter 2020		Year-To-Date 2021 vs. Year-To-Date 2020
(change in millions)	(% change)	(change in millions)	(% change)
$266	15.1	$378	11.0
In the second quarter 2021, retail revenues were $2.03 billion compared to $1.76 billion for the corresponding period in 2020. For year-to-date 2021, retail revenues were $3.81 billion compared to $3.44 billion for the corresponding period in 2020.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Details of the changes in retail revenues were as follows:

	Second Quarter 2021		Year-To-Date 2021
	(in millions)	(% change)	(in millions)	(% change)
Retail – prior year	$1,760		$3,435
Estimated change resulting from –
Rates and pricing	38	2.2%	20	0.6%
Sales growth	64	3.6	59	1.7
Weather	18	1.0	59	1.7
Fuel cost recovery	146	8.3	240	7.0
Retail – current year	$2,026	15.1%	$3,813	11.0%
Revenues associated with changes in rates and pricing increased in the second quarter and year-to-date 2021 when compared to the corresponding periods in 2020. These increases were primarily due to higher contributions from commercial and industrial customers with variable demand-driven pricing, pricing effects associated with decreased residential customer usage, and increased ECCR tariff revenues associated with higher KWH sales. The increases were partially offset by a decrease in the NCCR tariff effective January 1, 2021. See Note (B) to the Condensed Financial Statements under "Georgia Power – Nuclear Construction – Regulatory Matters" herein for additional information.
Revenues attributable to changes in sales increased in the second quarter and year-to-date 2021 when compared to the corresponding periods in 2020. Weather-adjusted residential KWH sales decreased 0.8% in the second quarter 2021 when compared to the corresponding period in 2020 as customer usage decreased, primarily due to shelter-in-place orders in effect during the second quarter 2020. Weather-adjusted residential KWH sales increased 0.7% for year-to-date 2021 when compared to the corresponding period in 2020 primarily due to customer growth, partially offset by decreased customer usage, primarily due to shelter-in-place orders in effect during 2020. Weather-adjusted commercial KWH sales increased 9.0% and 2.6% in the second quarter and year-to-date 2021, respectively, and weather-adjusted industrial KWH sales increased 14.0% and 7.3% in the second quarter and year-to-date 2021, respectively, when compared to the corresponding periods in 2020, primarily due to the negative impact of the COVID-19 pandemic on energy demand in 2020.
Fuel revenues and costs are allocated between retail and wholesale jurisdictions. Retail fuel cost recovery revenues increased in the second quarter and year-to-date 2021 when compared to the corresponding periods in 2020 due to higher fuel and purchased power costs. Electric rates include provisions to adjust billings for fluctuations in fuel costs, including the energy component of purchased power costs. Under these fuel cost recovery provisions, fuel revenues generally equal fuel expenses and do not affect net income. See Note 2 to the financial statements under "Georgia Power – Fuel Cost Recovery" in Item 8 of the Form 10-K for additional information.
Wholesale Revenues

Second Quarter 2021 vs. Second Quarter 2020		Year-To-Date 2021 vs. Year-To-Date 2020
(change in millions)	(% change)	(change in millions)	(% change)
$11	44.0	$29	56.9
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
In the second quarter 2021, wholesale revenues were $36 million compared to $25 million for the corresponding period in 2020. For year-to-date 2021, wholesale revenues were $80 million compared to $51 million for the corresponding period in 2020. The increases for the second quarter and year-to-date 2021 were primarily due to increases of 4.3% and 8.9%, respectively, in KWH sales as a result of higher market demand and higher natural gas prices.
Other Revenues

Second Quarter 2021 vs. Second Quarter 2020		Year-To-Date 2021 vs. Year-To-Date 2020
(change in millions)	(% change)	(change in millions)	(% change)
$20	14.0	$34	12.7
In the second quarter 2021, other revenues were $163 million compared to $143 million for the corresponding period in 2020. For year-to-date 2021, other revenues were $302 million compared to $268 million for the corresponding period in 2020. The increases for the second quarter and year-to-date 2021 were primarily due to increases of $20 million and $30 million, respectively, in unregulated sales associated with power delivery construction and maintenance projects and $7 million and $8 million, respectively, in customer fees largely resulting from the COVID-19 pandemic-related temporary suspension of disconnections and late fees in 2020. These increases were partially offset by decreases of $5 million and $7 million in the second quarter and year-to-date 2021, respectively, associated with the timing of certain unregulated energy conservation projects.
Fuel and Purchased Power Expenses

	Second Quarter 2021 vs. Second Quarter 2020		Year-To-Date 2021 vs. Year-To-Date 2020
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$117	51.8	$198	43.2
Purchased power – non-affiliates	11	8.3	26	9.9
Purchased power – affiliates	27	22.1	34	13.5
Total fuel and purchased power expenses	$155		$258
In the second quarter 2021, total fuel and purchased power expenses were $636 million compared to $481 million for the corresponding period in 2020. For year-to-date 2021, total fuel and purchased power expenses were $1.23 billion compared to $0.97 billion for the corresponding period in 2020. The increases for the second quarter and year-to-date 2021 were due to increases of $108 million and $184 million, respectively, related to the average cost of fuel and purchased power and net increases of $47 million and $74 million, respectively, related to the volume of KWHs generated and purchased.
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

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Details of Georgia Power's generation and purchased power were as follows:

	Second Quarter 2021	Second Quarter 2020	Year-To-Date 2021	Year-To-Date 2020
Total generation (in billions of KWHs)	15	13	30	25
Total purchased power (in billions of KWHs)	7	8	14	16
Sources of generation (percent) —
Gas	46	56	47	57
Nuclear	28	32	27	30
Coal	22	7	22	7
Hydro and solar	4	5	4	6
Cost of fuel, generated (in cents per net KWH) —
Gas	2.65	2.11	2.62	2.11
Nuclear	0.80	0.81	0.79	0.80
Coal	3.09	3.37	3.01	3.60
Average cost of fuel, generated (in cents per net KWH)	2.21	1.76	2.18	1.82
Average cost of purchased power (in cents per net KWH)(*)	4.77	3.58	4.49	3.36
(*)Average cost of purchased power includes fuel purchased by Georgia Power for tolling agreements where power is generated by the provider.
Fuel
In the second quarter 2021, fuel expense was $343 million compared to $226 million for the corresponding period in 2020. For year-to-date 2021, fuel expense was $656 million compared to $458 million for the corresponding period in 2020. The increases for the second quarter and year-to-date 2021 were primarily due to increases of 261.8% and 247.1%, respectively, in the volume of KWHs generated by coal and increases of 25.6% and 24.2%, respectively, in the average cost of natural gas per KWH generated. The increase for year-to-date 2021 was partially offset by a 16.4% decrease in the average cost of coal per KWH generated.
Purchased Power – Non-Affiliates
In the second quarter 2021, purchased power expense from non-affiliates was $144 million compared to $133 million in the corresponding period in 2020. For year-to-date 2021, purchased power expense from non-affiliates was $288 million compared to $262 million in the corresponding period in 2020. The increases for the second quarter and year-to-date 2021 were primarily due to increases of 19.4% and 21.6%, respectively, in the average cost per KWH purchased primarily due to higher natural gas prices, partially offset by decreases of 7.9% and 8.9%, respectively, in the volume of KWHs purchased as Georgia Power units generally dispatched at a lower cost than available market resources.
Energy purchases from non-affiliates will vary depending on the market prices of wholesale energy as compared to the cost of the Southern Company system's generation, demand for energy within the Southern Company system's electric service territory, and the availability of the Southern Company system's generation.
Purchased Power – Affiliates
In the second quarter 2021, purchased power expense from affiliates was $149 million compared to $122 million in the corresponding period in 2020. For year-to-date 2021, purchased power expense from affiliates was $285 million compared to $251 million in the corresponding period in 2020. The increases for the second quarter and year-to-date 2021 were primarily due to increases of 44.7% and 41.3%, respectively, in the average cost per KWH purchased primarily due to higher natural gas prices, partially offset by decreases of 15.2% and 19.1%, respectively, in the

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
volume of KWHs purchased due to higher cost Southern Company system resources as compared to available Georgia Power-owned generation.
Energy purchases from affiliates will vary depending on the demand and the availability and cost of generating resources at each company within the Southern Company system. These purchases are made in accordance with the IIC or other contractual agreements, all as approved by the FERC.
Other Operations and Maintenance Expenses

Second Quarter 2021 vs. Second Quarter 2020		Year-To-Date 2021 vs. Year-To-Date 2020
(change in millions)	(% change)	(change in millions)	(% change)
$79	17.1	$87	9.4
In the second quarter 2021, other operations and maintenance expenses were $542 million compared to $463 million for the corresponding period in 2020. The increase was primarily associated with increases of $27 million related to distribution maintenance activities, $14 million in generation expenses associated with non-outage maintenance costs and environmental projects, and $8 million in transmission overhead line costs. These increases reflect the impacts of cost containment activities implemented for 2020 during the COVID-19 pandemic. Also contributing to the increase were increases of $16 million related to unregulated power delivery construction and maintenance projects and $7 million in benefit expenses.
For year-to-date 2021, other operations and maintenance expenses were $1.02 billion compared to $0.93 billion for the corresponding period in 2020. The increase was primarily associated with increases of $27 million related to distribution maintenance activities, $9 million in transmission overhead line costs, and $8 million in generation environmental projects. These increases reflect the impacts of cost containment activities implemented for 2020 during the COVID-19 pandemic. Also contributing to the increase were increases of $23 million related to unregulated power delivery construction and maintenance projects and $10 million in benefit expenses, as well as an $8 million decrease in nuclear property insurance refunds, partially offset by a decrease of $9 million in expenses associated with the timing of certain unregulated energy conservation projects.
Depreciation and Amortization

Second Quarter 2021 vs. Second Quarter 2020		Year-To-Date 2021 vs. Year-To-Date 2020
(change in millions)	(% change)	(change in millions)	(% change)
$(12)	(3.4)	$(27)	(3.8)
In the second quarter 2021, depreciation and amortization was $342 million compared to $354 million for the corresponding period in 2020. For year-to-date 2021, depreciation and amortization was $680 million compared to $707 million for the corresponding period in 2020. The decreases for the second quarter and year-to-date 2021 primarily reflect decreased amortization of regulatory assets related to CCR AROs of $22 million and $44 million, respectively, under the terms of the 2019 ARP, partially offset by increases of $10 million and $20 million, respectively, in depreciation associated with additional plant in service. See Note (B) to the Condensed Financial Statements under "Georgia Power – Rate Plan" herein and Note 2 to the financial statements under "Georgia Power – Rate Plans – 2019 ARP" in Item 8 of the Form 10-K for additional information regarding recovery of costs associated with CCR AROs.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Taxes Other Than Income Taxes

Second Quarter 2021 vs. Second Quarter 2020		Year-To-Date 2021 vs. Year-To-Date 2020
(change in millions)	(% change)	(change in millions)	(% change)
$10	9.3	$14	6.3
In the second quarter 2021, taxes other than income taxes was $118 million compared to $108 million for the corresponding period in 2020. For year-to-date 2021, taxes other than income taxes was $235 million compared to $221 million for the corresponding period in 2020. The increases for the second quarter and year-to-date 2021 were primarily due to increases of $7 million and $9 million, respectively, in municipal franchise fees largely related to higher retail revenues and increases of $3 million and $7 million, respectively, in property taxes primarily associated with the construction of Plant Vogtle Units 3 and 4. See Note (B) to the Condensed Financial Statements herein and Note 2 to the financial statements in Item 8 of the Form 10-K under "Georgia Power – Nuclear Construction" for additional information.
Estimated Loss on Plant Vogtle Units 3 and 4

Second Quarter 2021 vs. Second Quarter 2020		Year-To-Date 2021 vs. Year-To-Date 2020
(change in millions)	(% change)	(change in millions)	(% change)
$311	208.7	$359	240.9
In the second quarter 2021 and 2020, Georgia Power recorded estimated probable losses on Plant Vogtle Units 3 and 4 of $460 million and $149 million, respectively. For year-to-date 2021 and 2020, Georgia Power recorded estimated probable losses on Plant Vogtle Units 3 and 4 of $508 million and $149 million, respectively. These losses reflect revisions to the total project capital cost forecast to complete construction and start-up of Plant Vogtle Units 3 and 4. See Note (B) to the Condensed Financial Statements herein and Note 2 to the financial statements in Item 8 of the Form 10-K under "Georgia Power – Nuclear Construction" for additional information.
Allowance for Equity Funds Used During Construction

Second Quarter 2021 vs. Second Quarter 2020		Year-To-Date 2021 vs. Year-To-Date 2020
(change in millions)	(% change)	(change in millions)	(% change)
$10	50.0	$21	52.5
In the second quarter 2021, allowance for equity funds used during construction was $30 million compared to $20 million for the corresponding period in 2020. For year-to-date 2021, allowance for equity funds used during construction was $61 million compared to $40 million for the corresponding period in 2020. The increases were primarily associated with the construction of Plant Vogtle Units 3 and 4. See Note (B) to the Condensed Financial Statements under "Georgia Power – Nuclear Construction" herein for additional information regarding Plant Vogtle Units 3 and 4.
Other Income (Expense), Net

Second Quarter 2021 vs. Second Quarter 2020		Year-To-Date 2021 vs. Year-To-Date 2020
(change in millions)	(% change)	(change in millions)	(% change)
$11	35.5	$20	31.7
In the second quarter 2021, other income (expense), net was $42 million compared to $31 million for the corresponding period in 2020. For year-to-date 2021, other income (expense), net was $83 million compared to $63 million for the corresponding period in 2020. The increases were primarily due to increases of $12 million and $25 million, respectively, in non-service cost-related retirement benefits income. The increase for year-to-date 2021 was

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
partially offset by a $5 million decrease in interest income due to lower short-term cash investments. See Note (H) to the Condensed Financial Statements herein for additional information on retirement benefits.
Income Taxes (Benefit)

Second Quarter 2021 vs. Second Quarter 2020		Year-To-Date 2021 vs. Year-To-Date 2020
(change in millions)	(% change)	(change in millions)	(% change)
$(61)	N/M	$(59)	N/M
N/M - Not meaningful
In the second quarter 2021, income tax benefit was $50 million compared to income tax expense of $11 million for the corresponding period in 2020. For year-to-date 2021, income tax benefit was $32 million compared to income tax expense of $27 million for the corresponding period in 2020. The changes were primarily due to lower pre-tax earnings resulting from higher charges in 2021 compared to the corresponding periods in 2020 associated with the construction of Plant Vogtle Units 3 and 4. See Note (B) to the Condensed Financial Statements herein and Note 2 to the financial statements in Item 8 of the Form 10-K under "Georgia Power – Nuclear Construction" and Note (G) to the Condensed Financial Statements herein for additional information.
Mississippi Power
Net Income

Second Quarter 2021 vs. Second Quarter 2020		Year-To-Date 2021 vs. Year-To-Date 2020
(change in millions)	(% change)	(change in millions)	(% change)
$(1)	(2.6)	$12	16.9
In the second quarter 2021, net income was $38 million compared to $39 million for the corresponding period in 2020. The decrease was primarily due to an increase in operations and maintenance expenses and income taxes, largely offset by an increase in base rates that became effective for the first billing cycle of April 2021 and higher customer usage in the second quarter 2021 when compared to the corresponding period in 2020.
For year-to-date 2021, net income was $83 million compared to $71 million for the corresponding period in 2020. The increase was primarily due to an increase in base revenues primarily due to colder weather in the first quarter 2021 as compared to the corresponding period in 2020, as well as an increase in other income.
Retail Revenues

Second Quarter 2021 vs. Second Quarter 2020		Year-To-Date 2021 vs. Year-To-Date 2020
(change in millions)	(% change)	(change in millions)	(% change)
$20	10.1	$24	6.0
In the second quarter 2021, retail revenues were $219 million compared to $199 million for the corresponding period in 2020. For year-to-date 2021, retail revenues were $422 million compared to $398 million for the corresponding period in 2020.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Details of the changes in retail revenues were as follows:

	Second Quarter 2021		Year-To-Date 2021
	(in millions)	(% change)	(in millions)	(% change)
Retail – prior year	$199		$398
Estimated change resulting from –
Rates and pricing	8	4.0%	1	0.3%
Sales growth	6	3.0	—	—
Weather	(3)	(1.5)	5	1.3
Fuel and other cost recovery	9	4.5	18	4.5
Retail – current year	$219	10.0%	$422	6.1%
Revenues associated with changes in rates and pricing increased in the second quarter 2021 when compared to the corresponding period in 2020 primarily due to an increase in revenues in accordance with new PEP rates that became effective for the first billing cycle of April 2021. See Note (B) to the Condensed Financial Statements under "Mississippi Power – Performance Evaluation Plan" herein for additional information.
Revenues attributable to changes in sales increased in the second quarter 2021 when compared to the corresponding period in 2020. Weather-adjusted residential KWH sales decreased 1.9% and 1.3% in the second quarter and year-to-date 2021, respectively, when compared to the corresponding periods in 2020 as customer usage decreased, primarily due to shelter-in-place orders in effect during 2020. Weather-adjusted commercial KWH sales increased 9.0% and 2.4% in the second quarter and year-to-date 2021, respectively, and industrial KWH sales increased 7.2% in the second quarter 2021 when compared to the corresponding periods in 2020, primarily due to the negative impact of the COVID-19 pandemic on energy demand in 2020. Industrial KWH sales decreased 2.1% for year-to-date 2021 when compared to the corresponding period in 2020 as a result of decreased customer usage due to continued disruptions of supply chain and business operations driven by the COVID-19 pandemic, as well as non-pandemic related customer outages.
Fuel and other cost recovery revenues increased in the second quarter and year-to-date 2021 when compared to the corresponding periods in 2020 primarily as a result of higher recoverable fuel costs. Recoverable fuel costs include fuel and purchased power expenses reduced by the fuel portion of wholesale revenues from energy sold to customers outside Mississippi Power's service territory. Electric rates include provisions to adjust billings for fluctuations in fuel costs, including the energy component of purchased power costs. Under these provisions, fuel revenues generally equal fuel expenses, including the energy component of purchased power costs, and do not affect net income.
Wholesale Revenues – Non-Affiliates

Second Quarter 2021 vs. Second Quarter 2020		Year-To-Date 2021 vs. Year-To-Date 2020
(change in millions)	(% change)	(change in millions)	(% change)
$2	3.8	$14	13.6
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

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
For year-to-date 2021, wholesale revenues from sales to non-affiliates were $117 million compared to $103 million for the corresponding period in 2020. The increase was primarily due to higher fuel costs and an increase in revenue from MRA customers and opportunity sales as a result of colder weather in the first quarter 2021.
Wholesale Revenues – Affiliates

Second Quarter 2021 vs. Second Quarter 2020		Year-To-Date 2021 vs. Year-To-Date 2020
(change in millions)	(% change)	(change in millions)	(% change)
$—	—	$10	21.3
Wholesale revenues from sales to affiliated companies will vary depending on demand and the availability and cost of generating resources at each company. These affiliate sales are made in accordance with the IIC, as approved by the FERC. These transactions do not have a significant impact on earnings since this energy is generally sold at marginal cost.
In both the second quarter 2021 and 2020, wholesale revenues from sales to affiliates were $25 million. Wholesale revenues from sales to affiliates in the second quarter 2021 reflected a decrease of $11 million associated with lower KWH sales offset by an $11 million increase associated with higher natural gas prices when compared to the corresponding period in 2020.
For year-to-date 2021, wholesale revenues from sales to affiliates were $57 million compared to $47 million for the corresponding period in 2020. The increase was primarily due to a $20 million increase related to higher natural gas prices, partially offset by a $10 million decrease related to lower KWH sales.
Fuel and Purchased Power Expenses

	Second Quarter 2021 vs. Second Quarter 2020		Year-To-Date 2021 vs. Year-To-Date 2020
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$8	9.6	$30	18.5
Purchased power	4	57.1	4	33.3
Total fuel and purchased power expenses	$12		$34
In the second quarter 2021, total fuel and purchased power expenses were $102 million compared to $90 million for the corresponding period in 2020. The increase was primarily due to a $17 million increase in the average cost of fuel, partially offset by a $5 million decrease associated with the volume of KWHs generated and purchased.
For year-to-date 2021, total fuel and purchased power expenses were $208 million compared to $174 million for the corresponding period in 2020. The increase was primarily due to an increase in the average cost of fuel.
Fuel and purchased power energy transactions do not have a significant impact on earnings since energy expenses are generally offset by energy revenues through Mississippi Power's fuel cost recovery clause.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Details of Mississippi Power's generation and purchased power were as follows:

	Second Quarter 2021	Second Quarter 2020	Year-To-Date 2021	Year-To-Date 2020
Total generation (in millions of KWHs)	3,813	4,484	8,137	8,651
Total purchased power (in millions of KWHs)	317	208	438	396
Sources of generation (percent) –
Gas	91	96	91	96
Coal	9	4	9	4
Cost of fuel, generated (in cents per net KWH) –
Gas	2.50	1.88	2.45	1.92
Coal	3.06	3.82	3.12	4.02
Average cost of fuel, generated (in cents per net KWH)	2.56	1.97	2.52	2.00
Average cost of purchased power (in cents per net KWH)	3.38	3.27	3.57	2.97
Fuel
In the second quarter 2021, fuel expense was $91 million compared to $83 million for the corresponding period in 2020. The increase was primarily due to a 93.4% increase in the volume of KWHs generated by coal and a 33.0% increase in the average cost of natural gas per KWH generated, partially offset by a 21.0% decrease in the volume of KWHs generated by natural gas and a 19.9% decrease in the average cost of coal per KWH generated.
For year-to-date 2021, fuel expense was $192 million compared to $162 million for the corresponding period in 2020. The increase was due to a 146.5% increase in the volume of KWHs generated by coal and a 27.6% increase in the average cost of natural gas per KWH generated, partially offset by a 22.4% decrease in the average cost of coal per KWH generated and a 12.5% decrease in the volume of KWHs generated by natural gas.
Purchased Power
In the second quarter 2021, purchased power expense was $11 million compared to $7 million for the corresponding period in 2020. For year-to-date 2021, purchased power expense was $16 million compared to $12 million for the corresponding period in 2020. The second quarter and year-to-date 2021 increases reflect increases of 52.4% and 10.6%, respectively, in the volume of KWHs purchased and increases of 3.4% and 20.2%, respectively, in the average cost per KWH purchased primarily due to higher natural gas prices.
Other Operations and Maintenance Expenses

Second Quarter 2021 vs. Second Quarter 2020		Year-To-Date 2021 vs. Year-To-Date 2020
(change in millions)	(% change)	(change in millions)	(% change)
$9	13.4	$2	1.4
In the second quarter 2021, other operations and maintenance expenses were $76 million compared to $67 million for the corresponding period in 2020. The increase was primarily due to increases of $7 million related to planned generation outage and baseline costs and $2 million related to compensation and benefit costs.
Other Income (Expense), Net

Second Quarter 2021 vs. Second Quarter 2020		Year-To-Date 2021 vs. Year-To-Date 2020
(change in millions)	(% change)	(change in millions)	(% change)
$5	83.3	$6	42.9
In the second quarter 2021, other income (expense), net was $11 million compared to $6 million for the corresponding period in 2020. For year-to-date 2021, other income (expense), net was $20 million compared to $14

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
million for the corresponding period in 2020. The second quarter and year-to-date 2021 increases were primarily related to increases of $3 million and $2 million, respectively, in contributions in aid of construction and $2 million and $3 million, respectively, in non-service cost-related retirement benefits income. See Note (H) to the Condensed Financial Statements herein for additional information.
Income Taxes

Second Quarter 2021 vs. Second Quarter 2020		Year-To-Date 2021 vs. Year-To-Date 2020
(change in millions)	(% change)	(change in millions)	(% change)
$6	N/M	$4	50.0
N/M - Not meaningful
In the second quarter 2021, income taxes were $8 million compared to $2 million for the corresponding period in 2020. The increase was primarily due to a $4 million increase associated with the flowback of excess deferred income taxes as a result of the Mississippi Power Rate Case Settlement and a $1 million increase due to higher pre-tax earnings.
For year-to-date 2021, income taxes were $12 million compared to $8 million for the corresponding period in 2020. The increase was primarily due to higher pre-tax earnings.
Southern Power
Net Income Attributable to Southern Power

Second Quarter 2021 vs. Second Quarter 2020		Year-To-Date 2021 vs. Year-To-Date 2020
(change in millions)	(% change)	(change in millions)	(% change)
$(27)	(42.9)	$(5)	(3.6)
Net income attributable to Southern Power for the second quarter 2021 was $36 million compared to $63 million for the corresponding period in 2020. Net income attributable to Southern Power for year-to-date 2021 was $133 million compared to $138 million for the corresponding period in 2020. The decreases were primarily due to an increase in other operations and maintenance expenses associated with scheduled outages and maintenance. Partially offsetting the year-to-date 2021 decrease was a $16 million tax benefit due to changes in state apportionment methodology resulting from tax legislation enacted by the State of Alabama in February 2021.
Operating Revenues

Second Quarter 2021 vs. Second Quarter 2020		Year-To-Date 2021 vs. Year-To-Date 2020
(change in millions)	(% change)	(change in millions)	(% change)
$51	11.6	$116	14.3
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
Operating Revenues Details
Details of Southern Power's operating revenues were as follows:

	Second Quarter 2021	Second Quarter 2020	Year-To-Date 2021	Year-To-Date 2020
	(in millions)
PPA capacity revenues	$96	$92	$192	$181
PPA energy revenues	296	270	541	475
Total PPA revenues	392	362	733	656
Non-PPA revenues	93	73	188	151
Other revenues	5	4	9	7
Total operating revenues	$490	$439	$930	$814
In the second quarter 2021, total operating revenues were $490 million, reflecting a $51 million, or 12%, increase from the corresponding period in 2020. The increase in operating revenues was primarily due to the following:
•PPA capacity revenues increased $4 million, or 4%, primarily due to new natural gas PPAs, which began subsequent to the second quarter 2020, and increased capacity on existing contracts, partially offset by the contractual expiration of natural gas PPAs.
•PPA energy revenues increased $26 million, or 10%, primarily due to a $31 million increase in sales from natural gas facilities resulting from a $39 million increase in the price of fuel and purchased power, partially offset by an $8 million decrease in the volume of KWHs sold.
•Non-PPA revenues increased $20 million, or 27%, due to a $31 million increase in the market price of energy, partially offset by an $11 million decrease in the volume of KWHs sold through short-term sales.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
For year-to-date 2021, total operating revenues were $930 million, reflecting a $116 million, or 14%, increase from the corresponding period in 2020. The increase in operating revenues was primarily due to the following:
•PPA capacity revenues increased $11 million, or 6%, primarily due to new natural gas PPAs, which began subsequent to the second quarter 2020, and increased capacity on existing contracts, partially offset by the disposition of Plant Mankato in the first quarter 2020 and the contractual expiration of natural gas PPAs.
•PPA energy revenues increased $66 million, or 14%, due to a $66 million increase in sales from natural gas facilities resulting from an $82 million increase in the price of fuel and purchased power, partially offset by a $16 million decrease in the volume of KWHs sold.
•Non-PPA revenues increased $37 million, or 25%, due to a $69 million increase in the market price of energy, partially offset by a $32 million decrease in the volume of KWHs sold through short-term sales.
Fuel and Purchased Power Expenses
Details of Southern Power's generation and purchased power were as follows:

	Second Quarter 2021	Second Quarter 2020	Year-To-Date 2021	Year-To-Date 2020
	(in billions of KWHs)
Generation	10.3	11.3	19.7	22.0
Purchased power	0.7	0.9	1.3	1.5
Total generation and purchased power	11.0	12.2	21.0	23.5

Total generation and purchased power, excluding solar, wind, and tolling agreements	6.3	7.4	12.4	14.5
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
Details of Southern Power's fuel and purchased power expenses were as follows:

	Second Quarter 2021 vs. Second Quarter 2020		Year-To-Date 2021 vs. Year-To-Date 2020
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$38	37.3	$72	34.4
Purchased power	7	38.9	14	43.8
Total fuel and purchased power expenses	$45		$86
In the second quarter 2021, total fuel and purchased power expenses increased $45 million, or 38%, compared to the corresponding period in 2020. Fuel expense increased $38 million due to a $52 million increase in the average cost of fuel per KWH generated, partially offset by a $14 million decrease associated with the volume of KWHs

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
generated. Purchased power expense increased $7 million due to a $10 million increase associated with the average cost of purchased power, partially offset by a $3 million decrease associated with the volume of KWHs purchased.
For year-to-date 2021, total fuel and purchased power expenses increased $86 million, or 36%, compared to the corresponding period in 2020. Fuel expense increased $72 million due to a $102 million increase in the average cost of fuel per KWH generated, partially offset by a $30 million decrease associated with the volume of KWHs generated. Purchased power expense increased $14 million due to a $19 million increase associated with the average cost of purchased power, partially offset by a $5 million decrease associated with the volume of KWHs purchased.
Other Operations and Maintenance Expenses

Second Quarter 2021 vs. Second Quarter 2020		Year-To-Date 2021 vs. Year-To-Date 2020
(change in millions)	(% change)	(change in millions)	(% change)
$34	44.2	$55	35.3
In the second quarter 2021, other operations and maintenance expenses were $111 million compared to $77 million for the corresponding period in 2020. The increase was primarily due to increases of $20 million in scheduled outage and maintenance expenses and $4 million in expenses associated with new wind facilities placed in service in 2020 and 2021.
For year-to-date 2021, other operations and maintenance expenses were $211 million compared to $156 million for the corresponding period in 2020. The increase was primarily due to increases of $27 million in scheduled outage and maintenance expenses, $6 million in expenses associated with new wind facilities placed in service in 2020 and 2021, and $6 million related to the allocation of uncollected settlements by the Energy Reliability Council of Texas market as a result of Winter Storm Uri.
Depreciation and Amortization

Second Quarter 2021 vs. Second Quarter 2020		Year-To-Date 2021 vs. Year-To-Date 2020
(change in millions)	(% change)	(change in millions)	(% change)
$11	9.1	$12	5.0
In the second quarter 2021, depreciation and amortization was $132 million compared to $121 million for the corresponding period in 2020. For year-to-date 2021, depreciation and amortization was $251 million compared to $239 million for the corresponding period in 2020. The increases were primarily associated with new wind facilities placed in service in 2020 and 2021.
(Gain) Loss on Dispositions, Net

Second Quarter 2021 vs. Second Quarter 2020		Year-To-Date 2021 vs. Year-To-Date 2020
(change in millions)	(% change)	(change in millions)	(% change)
$—	—	$—	—
For year-to-date 2021, gains on dispositions totaled $39 million primarily from contributions of wind turbine equipment to various equity method investments in the first quarter 2021. A $39 million gain was also recorded in the first quarter 2020 related to the sale of Plant Mankato. See Notes (E) and (K) to the Condensed Financial

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Statements under "Southern Power" herein and Note 15 to the financial statements under "Southern Power – Sales of Natural Gas and Biomass Plants" in Item 8 of the Form 10-K for additional information.
Income Taxes (Benefit)

Second Quarter 2021 vs. Second Quarter 2020		Year-To-Date 2021 vs. Year-To-Date 2020
(change in millions)	(% change)	(change in millions)	(% change)
$(8)	(133.3)	$(24)	(184.6)
In the second quarter 2021, income tax benefit was $2 million compared to income tax expense of $6 million for the corresponding period in 2020. The change was primarily due to lower pre-tax earnings.
For year-to-date 2021, income tax benefit was $11 million compared to income tax expense of $13 million for the corresponding period in 2020. The change was primarily due to changes in state apportionment methodology resulting from tax legislation enacted by the State of Alabama in February 2021 and the tax impact from the sale of Plant Mankato in January 2020.
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
Seasonality of Results
During the Heating Season, natural gas usage and operating revenues are generally higher as more customers are connected to the gas distribution systems and natural gas usage is higher in periods of colder weather. Prior to the sale of Sequent, wholesale gas services' operating revenues occasionally were impacted due to peak usage by power generators in response to summer energy demands. Southern Company Gas' base operating expenses, excluding cost of natural gas, bad debt expense, and certain incentive compensation costs, are incurred relatively evenly throughout the year. Seasonality also affects the comparison of certain balance sheet items across quarters, including receivables, unbilled revenues, natural gas for sale, and notes payable. However, these items are comparable when reviewing Southern Company Gas' annual results. Thus, Southern Company Gas' operating results for the interim periods presented are not necessarily indicative of annual results and can vary significantly from quarter to quarter.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Net Income (Loss)

Second Quarter 2021 vs. Second Quarter 2020		Year-To-Date 2021 vs. Year-To-Date 2020
(change in millions)	(% change)	(change in millions)	(% change)
$(136)	(191.5)	$(13)	(3.8)
In the second quarter 2021, net loss was $65 million compared to income of $71 million for the corresponding period in 2020. The decrease was primarily due to an $89 million decrease at wholesale gas services primarily due to an increase in derivative losses, partially offset by higher commercial activities, and an after-tax impairment charge of $58 million at gas pipeline investments related to the PennEast Pipeline project. These decreases were partially offset by a $6 million increase at gas distribution operations primarily due to base rate increases and continued investment in infrastructure replacement.
For year-to-date 2021, net income was $333 million compared to $346 million for the corresponding period in 2020. The decrease was primarily due to an after-tax impairment charge of $58 million at gas pipeline investments related to the PennEast Pipeline project, partially offset by a $25 million increase at gas distribution operations primarily due to base rate increases and continued investment in infrastructure replacement and a $14 million increase at wholesale gas services primarily due to higher commercial activities as a result of Winter Storm Uri, partially offset by derivative losses.
See Notes (C) and (E) to the Condensed Financial Statements herein under "Other Matters – Southern Company Gas" and "Southern Company Gas," respectively, as well as Note 2 to the financial statements under "Southern Company Gas" in Item 8 of the Form 10-K for additional information.
Natural Gas Revenues, including Alternative Revenue Programs

Second Quarter 2021 vs. Second Quarter 2020		Year-To-Date 2021 vs. Year-To-Date 2020
(change in millions)	(% change)	(change in millions)	(% change)
$41	6.4	$486	25.8
In the second quarter 2021, natural gas revenues, including alternative revenue programs, were $677 million compared to $636 million for the corresponding period in 2020. For year-to-date 2021, natural gas revenues, including alternative revenue programs, were $2.4 billion compared to $1.9 billion for the corresponding period in 2020.
Details of the changes in natural gas revenues, including alternative revenue programs, were as follows:

	Second Quarter 2021		Year-To-Date 2021
	(in millions)	(% change)	(in millions)	(% change)
Natural gas revenues – prior year	$636		$1,885
Estimated change resulting from –
Infrastructure replacement programs and base rate changes	41	6.4%	81	4.3%
Gas costs and other cost recovery	88	13.8	240	12.7
Wholesale gas services	(91)	(14.3)	156	8.3
Other	3	0.5	9	0.5
Natural gas revenues – current year	$677	6.4%	$2,371	25.8%
Revenues from infrastructure replacement programs and base rate changes increased in the second quarter and year-to-date 2021 compared to the corresponding periods in 2020 primarily due to rate increases at Atlanta Gas Light, Virginia Natural Gas, and Chattanooga Gas and continued investment in infrastructure replacement. See Note 2 to the financial statements under "Southern Company Gas – Rate Proceedings" in Item 8 of the Form 10-K for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Revenues associated with gas costs and other cost recovery increased in the second quarter and year-to-date 2021 compared to the corresponding periods in 2020 primarily due to higher volumes sold and higher gas cost recovery. See "Cost of Natural Gas" herein for additional information. Revenue impacts from weather and customer growth are described further below.
Revenues from wholesale gas services decreased in the second quarter 2021 compared to the corresponding period in 2020 due to derivative losses, partially offset by higher commercial activities. Revenues from wholesale gas services increased for year-to-date 2021 compared to the corresponding period in 2020 due to higher volumes sold and higher commercial activities as a result of Winter Storm Uri, partially offset by derivative losses. See "Segment Information – Wholesale Gas Services" herein for additional information. Also see Note (K) to the Condensed Financial Statements under "Southern Company Gas" herein for information regarding the sale of Sequent on July 1, 2021.
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

	Second Quarter			2021 vs. normal	2021 vs. 2020	Year-to-Date			2021 vs. normal	2021 vs. 2020
	Normal(*)	2021	2020	colder (warmer)	(warmer)	Normal(*)	2021	2020	(warmer)	colder
	(in thousands)					(in thousands)
Illinois	657	634	736	(3.5)%	(13.9)%	3,681	3,580	3,495	(2.7)%	2.4%
Georgia	125	142	188	13.6%	(24.5)%	1,451	1,396	1,279	(3.8)%	9.1%
(*)Normal represents the 10-year average from January 1, 2011 through June 30, 2020 for Illinois at Chicago Midway International Airport and for Georgia at Atlanta Hartsfield-Jackson International Airport, based on information obtained from the National Oceanic and Atmospheric Administration, National Climatic Data Center.
The following table provides the number of customers served by Southern Company Gas at June 30, 2021 and 2020:

	June 30,
	2021	2020	2021 vs. 2020
	(in thousands, except market share %)		(% change)
Gas distribution operations	4,300	4,275	0.6%
Gas marketing services
Energy customers(*)	612	671	(8.8)%
Market share of energy customers in Georgia	29.1%	29.0%	0.3%
(*)Gas marketing services' customers are primarily located in Georgia and Illinois. June 30, 2020 also includes approximately 50,000 customers in Ohio contracted through an annual auction process to serve for 12 months beginning April 1, 2020.
Southern Company Gas anticipates continued customer growth as it expects continued low natural gas prices. Southern Company Gas uses a variety of targeted marketing programs to attract new customers and to retain existing customers.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Cost of Natural Gas

Second Quarter 2021 vs. Second Quarter 2020		Year-To-Date 2021 vs. Year-To-Date 2020
(change in millions)	(% change)	(change in millions)	(% change)
$87	60.4	$231	39.6
Excluding Atlanta Gas Light, which does not sell natural gas to end-use customers, natural gas distribution rates include provisions to adjust billings for fluctuations in natural gas costs. Therefore, gas costs recovered through natural gas revenues generally equal the amount expensed in cost of natural gas and do not affect net income from gas distribution operations. Cost of natural gas at gas distribution operations represented 87% of total cost of natural gas for both the second quarter and year-to-date 2021. See MANAGEMENT'S DISCUSSION AND ANALYSIS – RESULTS OF OPERATIONS – "Southern Company Gas – Cost of Natural Gas" in Item 7 of the Form 10-K and "Natural Gas Revenues, including Alternative Revenue Programs" herein for additional information.
In the second quarter 2021, cost of natural gas was $231 million compared to $144 million for the corresponding period in 2020. The increase reflects higher gas cost recovery and a 65.0% increase in natural gas prices in the second quarter 2021 compared to the corresponding period in 2020.
For year-to-date 2021, cost of natural gas was $814 million compared to $583 million for the corresponding period in 2020. The increase reflects higher volumes sold due to colder weather and higher gas cost recovery for year-to-date 2021 compared to the corresponding period in 2020. The increase also reflects a 50.6% increase in natural gas prices for year-to-date 2021 compared to the corresponding period in 2020.
The following table details the volumes of natural gas sold during all periods presented.

	Second Quarter		2021 vs. 2020	Year-to-Date		2021 vs. 2020
	2021	2020		2021	2020
Gas distribution operations (mmBtu in millions)
Firm	103	100	3.0%	391	357	9.5%
Interruptible	23	21	9.5	50	45	11.1
Total	126	121	4.1%	441	402	9.7%
Wholesale gas services (mmBtu in millions/day)
Daily physical sales	6.1	6.4	(4.7)%	6.6	6.6	—%
Gas marketing services (mmBtu in millions)
Firm:
Georgia	4	4	—%	23	18	27.8%
Illinois	1	1	—	5	6	(16.7)
Other	2	3	(33.3)	8	7	14.3
Interruptible large commercial and industrial	3	3	—	7	7	—
Total	10	11	(9.1)%	43	38	13.2%
Other Operations and Maintenance Expenses

Second Quarter 2021 vs. Second Quarter 2020		Year-To-Date 2021 vs. Year-To-Date 2020
(change in millions)	(% change)	(change in millions)	(% change)
$13	5.9	$53	11.1
In the second quarter 2021, other operations and maintenance expenses were $233 million compared to $220 million for the corresponding period in 2020. For year-to-date 2021, other operations and maintenance expenses were $532 million compared to $479 million for the corresponding period in 2020. The increases were primarily

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
due to higher compensation expenses, primarily related to an increase in variable compensation at wholesale gas services.
Depreciation and Amortization

Second Quarter 2021 vs. Second Quarter 2020		Year-To-Date 2021 vs. Year-To-Date 2020
(change in millions)	(% change)	(change in millions)	(% change)
$10	8.1	$20	8.2
In the second quarter 2021, depreciation and amortization was $133 million compared to $123 million for the corresponding period in 2020. For year-to-date 2021, depreciation and amortization was $263 million compared to $243 million for the corresponding period in 2020. The increases were primarily due to continued infrastructure investments at the natural gas distribution utilities.
Taxes Other Than Income Taxes

Second Quarter 2021 vs. Second Quarter 2020		Year-To-Date 2021 vs. Year-To-Date 2020
(change in millions)	(% change)	(change in millions)	(% change)
$2	4.3	$12	10.2
In the second quarter 2021, taxes other than income taxes were $49 million compared to $47 million for the corresponding period in 2020. For year-to-date 2021, taxes other than income taxes were $130 million compared to $118 million for the corresponding period in 2020. The increases primarily reflect an increase in revenue tax expenses as a result of higher natural gas revenues at Nicor Gas. These revenue tax expenses are passed directly to customers and have no impact on net income.
Earnings (Loss) from Equity Method Investments

Second Quarter 2021 vs. Second Quarter 2020		Year-To-Date 2021 vs. Year-To-Date 2020
(change in millions)	(% change)	(change in millions)	(% change)
$(82)	(273.3)	$(83)	(115.3)
In the second quarter 2021, loss from equity method investments was $52 million compared to earnings of $30 million for the corresponding period in 2020. For year-to-date 2021, loss from equity method investments was $11 million compared to earnings of $72 million for the corresponding period in 2020. The decreases were primarily due to a pre-tax impairment charge of $82 million recorded in the second quarter 2021 related to the PennEast Pipeline project. See Notes (C) and (E) to the Condensed Financial Statements herein under "Other Matters – Southern Company Gas" and "Southern Company Gas," respectively, for additional information.
Other Income (Expense), Net

Second Quarter 2021 vs. Second Quarter 2020		Year-To-Date 2021 vs. Year-To-Date 2020
(change in millions)	(% change)	(change in millions)	(% change)
$(26)	(216.7)	$(99)	(471.4)
In the second quarter 2021, other income (expense), net was $14 million of expense compared to $12 million of income for the corresponding period in 2020. For year-to-date 2021, other income (expense), net was $78 million of expense compared to $21 million of income for the corresponding period in 2020. The increases in other expense were primarily due to charitable contributions of $26 million and $101 million in the second quarter and year-to-date 2021, respectively.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Income Taxes (Benefit)

Second Quarter 2021 vs. Second Quarter 2020		Year-To-Date 2021 vs. Year-To-Date 2020
(change in millions)	(% change)	(change in millions)	(% change)
$(45)	(281.3)	$(3)	(3.2)
In the second quarter 2021, income tax benefit was $29 million compared to income tax expense of $16 million for the corresponding period in 2020. The change was primarily the result of a pre-tax impairment charge at gas pipeline investments related to the PennEast Pipeline project and a pre-tax loss at wholesale gas services in the second quarter 2021. For year-to-date 2021, income taxes were $92 million compared to $95 million for the corresponding period in 2020. The pre-tax impairment charge at gas pipeline investments was largely offset by higher pre-tax earnings at wholesale gas services and gas distribution operations. See Notes (C) and (E) to the Condensed Financial Statements herein under "Other Matters – Southern Company Gas" and "Southern Company Gas," respectively, for additional information.
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
Detailed variance explanations of Southern Company Gas' financial performance are provided herein.
Reconciliations of operating income to adjusted operating margin are as follows:

	Second Quarter 2021	Second Quarter 2020	Year-To-Date 2021	Year-To-Date 2020
	(in millions)
Operating Income	$31	$102	$632	$462
Other operating expenses(a)	415	390	925	840
Revenue taxes(b)	(22)	(22)	(75)	(67)
Adjusted Operating Margin	$424	$470	$1,482	$1,235
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

	Second Quarter 2021			Second Quarter 2020
	Adjusted Operating Margin(*)	Operating Expenses(*)	Net Income (Loss)	Adjusted Operating Margin(*)	Operating Expenses(*)	Net Income (Loss)
	(in millions)			(in millions)
Gas distribution operations	$486	$340	$80	$441	$314	$74
Gas pipeline investments	8	3	(36)	8	3	21
Wholesale gas services	(110)	11	(112)	(19)	11	(23)
Gas marketing services	35	25	6	35	28	5
All other	6	15	(3)	7	14	(6)
Intercompany eliminations	(1)	(1)	—	(2)	(2)	—
Consolidated	$424	$393	$(65)	$470	$368	$71
(*)Adjusted operating margin and operating expenses are adjusted for Nicor Gas' revenue tax expenses, which are passed through directly to customers.

	Year-To-Date 2021			Year-To-Date 2020
	Adjusted Operating Margin(*)	Operating Expenses(*)	Net Income (Loss)	Adjusted Operating Margin(*)	Operating Expenses(*)	Net Income (Loss)
	(in millions)			(in millions)
Gas distribution operations	$1,130	$697	$263	$1,036	$654	$238
Gas pipeline investments	16	6	(7)	16	6	51
Wholesale gas services	187	66	14	31	28	—
Gas marketing services	139	54	62	142	58	62
All other	13	30	1	13	30	(5)
Intercompany eliminations	(3)	(3)	—	(3)	(3)	—
Consolidated	$1,482	$850	$333	$1,235	$773	$346
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
In the second quarter and year-to-date 2021, net income increased $6 million, or 8.1%, and $25 million, or 10.5%, respectively, when compared to the corresponding periods in 2020. In the second quarter and year-to-date 2021, adjusted operating margin increased $45 million and $94 million, respectively, when compared to the corresponding periods in 2020 primarily due to rate increases for Atlanta Gas Light, Virginia Natural Gas, and Chattanooga Gas and continued investment in infrastructure replacement. In the second quarter and year-to-date 2021, operating expenses increased $26 million and $43 million, respectively, when compared to the corresponding periods in 2020 primarily due to higher depreciation resulting from additional assets placed in service, as well as higher compensation expenses. In the second quarter and year-to-date 2021, interest expense, net of amounts capitalized increased $5 million and $10 million, respectively, when compared to the corresponding periods in 2020 primarily due to additional debt issued to finance continued investments. In the second quarter and year-to-date 2021, income taxes increased $6 million and $12 million, respectively, when compared to the corresponding periods in 2020 primarily due to higher pre-tax earnings.
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
For the second quarter and year-to-date 2021, net income decreased $57 million and $58 million, respectively, when compared to the corresponding periods in 2020. The decreases were due to a pre-tax impairment charge of $82 million ($58 million after tax) related to the equity method investment in the PennEast Pipeline project. See Notes (C) and (E) to the Condensed Financial Statements herein under "Other Matters – Southern Company Gas" and "Southern Company Gas," respectively, for additional information.
Wholesale Gas Services
Prior to the sale of Sequent on July 1, 2021, wholesale gas services was involved in asset management and optimization, storage, transportation, producer and peaking services, natural gas supply, natural gas services, and wholesale gas marketing. Southern Company Gas positioned the business to generate positive economic earnings on an annual basis even under low volatility market conditions that can result from a number of factors. When market price volatility increased, wholesale gas services was positioned to capture significant value and generate stronger results. Operating expenses primarily reflect employee compensation and benefits. See Note (K) to the Condensed Financial Statements under "Southern Company Gas" herein for information regarding the sale of Sequent on July 1, 2021.
In the second quarter 2021, net income decreased $89 million when compared to the corresponding period in 2020. The decrease primarily relates to a $91 million decrease in adjusted operating margin and a $26 million decrease in other income and (expense) related to higher charitable contributions, partially offset by a $27 million decrease in income tax expense due to lower pre-tax earnings.
For year-to-date 2021, net income increased $14 million when compared to the corresponding period in 2020. The increase primarily relates to a $156 million increase in adjusted operating margin, partially offset by a $38 million increase in operating expenses primarily related to an increase in variable compensation. The increase was also partially offset by a $101 million decrease in other income and (expense) related to higher charitable contributions and a $4 million increase in income tax expense due to higher pre-tax earnings.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Details of the changes in adjusted operating margin are provided in the table below.

	Second Quarter 2021	Second Quarter 2020	Year-To-Date 2021	Year-To-Date 2020
	(in millions)
Commercial activity recognized	$(6)	$(33)	$309	$(42)
Gain (loss) on storage derivatives	(24)	(5)	(26)	(11)
Gain (loss) on transportation and forward commodity derivatives	(80)	19	(96)	85
Purchase accounting adjustments to fair value inventory and contracts	—	—	—	(1)
Adjusted operating margin	$(110)	$(19)	$187	$31
Change in Commercial Activity
The commercial activity at wholesale gas services includes recognition of storage and transportation values that were generated in prior periods, which reflect the impact of prior period hedge gains and losses as associated physical transactions occur. The increase in commercial activity in the second quarter 2021 compared to the corresponding period in 2020 was primarily due to large losses in the second quarter 2020 driven by mild weather and tight transportation spreads. The increase in commercial activity for year-to-date 2021 compared to the corresponding period in 2020 was primarily due to natural gas price volatility that was generated by cold weather, particularly in the Midwest and Texas, resulting in wider transportation spreads.
Change in Storage and Transportation Derivatives
Volatility in the natural gas market arises from a number of factors, such as weather fluctuations or changes in supply or demand for natural gas in different regions of the U.S. The volatility of natural gas commodity prices has a significant impact on Southern Company Gas' customer rates, long-term competitive position against other energy sources, and the ability of wholesale gas services to capture value from locational and seasonal spreads. Forward storage or time spreads applicable to the locations of wholesale gas services' specific storage positions in 2021 resulted in storage derivative losses. Transportation and forward commodity derivative losses in 2021 were a result of widening transportation spreads.
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

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Segment Reconciliations
Reconciliations of operating income to adjusted operating margin for the second quarter and year-to-date 2021 and 2020 are reflected in the following tables. See Note (L) to the Condensed Financial Statements herein for additional information.

	Gas Distribution Operations	Gas Pipeline Investments	Wholesale Gas Services	Gas Marketing Services	All Other	Intercompany Elimination	Consolidated
	(in millions)
Second Quarter 2021
Operating Income (Loss)	$146	$5	$(121)	$10	$(9)	$—	$31
Other operating expenses(a)	362	3	11	25	15	(1)	415
Revenue tax expense(b)	(22)	—	—	—	—	—	(22)
Adjusted Operating Margin	$486	$8	$(110)	$35	$6	$(1)	$424

Second Quarter 2020
Operating Income (Loss)	$127	$5	$(30)	$7	$(7)	$—	$102
Other operating expenses(a)	336	3	11	28	14	(2)	390
Revenue tax expense(b)	(22)	—	—	—	—	—	(22)
Adjusted Operating Margin	$441	$8	$(19)	$35	$7	$(2)	$470

Year-To-Date 2021
Operating Income (Loss)	$433	$10	$121	$85	$(17)	$—	$632
Other operating expenses(a)	772	6	66	54	30	(3)	925
Revenue tax expense(b)	(75)	—	—	—	—	—	(75)
Adjusted Operating Margin	$1,130	$16	$187	$139	$13	$(3)	$1,482

Year-To-Date 2020
Operating Income (Loss)	$382	$10	$3	$84	$(17)	$—	$462
Other operating expenses(a)	721	6	28	58	30	(3)	840
Revenue tax expense(b)	(67)	—	—	—	—	—	(67)
Adjusted Operating Margin	$1,036	$16	$31	$142	$13	$(3)	$1,235
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
Global and U.S. economic conditions have been significantly affected by a series of demand and supply shocks that caused a global and national economic recession in 2020. Most prominently, the COVID-19 pandemic has negatively impacted global supply chains and business operations as suppliers continue to experience difficulties keeping up with strong demand for factory goods, which is being driven by low business inventories. The combination of rising inoculation rates in the U.S. population and the recent federal COVID-19 relief package is expected to help boost economic recovery in 2021. The drivers, speed, and depth of the 2020 economic contraction were unprecedented and have reduced energy demand across the Southern Company system's service territory, primarily in the commercial and industrial classes. The negative impacts, which started in late-March 2020, of the COVID-19 pandemic and related recession on the Southern Company system's retail electric sales began to improve in the middle of May 2020. Retail electric revenues attributable to changes in sales increased in the first half of 2021 when compared to the corresponding period in 2020 primarily due to the normalization of economic activity; however, retail electric sales continued to be negatively impacted by the COVID-19 pandemic when compared to pre-pandemic trends. Recovery is expected to continue in the second half of 2021, but responses to the COVID-19 pandemic by both customers and governments could significantly affect the pace of recovery. The ultimate extent of the negative impact on revenues depends on the depth and duration of the economic contraction in the Southern Company system's service territory and cannot be determined at this time. See RESULTS OF OPERATIONS herein for information on COVID-19-related impacts on energy demand in the Southern Company system's service territory during the first half of 2021.
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
The level of future earnings for Southern Company Gas' primary business of distributing natural gas and its complementary businesses in the gas pipeline investments and gas marketing services sectors depends on numerous factors. These factors include the natural gas distribution utilities' ability to maintain constructive regulatory environments that allow for the timely recovery of prudently-incurred costs, the completion and subsequent operation of ongoing infrastructure and other construction projects, creditworthiness of customers, and Southern Company Gas' ability to optimize its transportation and storage positions and to re-contract storage rates at favorable prices. The volatility of natural gas prices has an impact on Southern Company Gas' customer rates, its long-term competitive position against other energy sources, and the ability of Southern Company Gas' gas marketing services business to capture value from locational and seasonal spreads. Additionally, changes in commodity prices subject a portion of Southern Company Gas' operations to earnings variability. Over the longer term, volatility is expected to be low to moderate and locational and/or transportation spreads are expected to decrease as new pipelines are built to reduce the existing supply constraints in the shale areas of the Northeast U.S. To the extent these pipelines are delayed or not built, volatility could increase. See Note 3 to the financial statements in Item 8 of the Form 10-K and Note (C) to the Condensed Financial Statements herein under "Other Matters – Southern Company Gas" for additional information on challenges experienced by the PennEast Pipeline project. Additional economic factors may contribute to this environment, including a significant drop in oil and natural gas prices, which could lead to consolidation of natural gas producers or reduced levels of natural gas production. In addition, if the COVID-19 pandemic results in continued economic uncertainty for a sustained

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
period, demand for natural gas may decrease, resulting in further downward pressure on natural gas prices and lower volatility in the natural gas markets on a longer-term basis.
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
Environmental Laws and Regulations
Water Quality
On July 26, 2021, the EPA announced its intent to further revise the ELG Rules, with a proposed rule expected in the fall of 2022. The ultimate outcome of this matter cannot be determined at this time; however, any revisions could require changes in the traditional electric operating companies' compliance strategies.
Alabama Power is assessing the viability of complying with the ELG Rules for certain of its coal units (totaling approximately 2,000 MWs) due to the timing and anticipated cost to comply with the ELG Rules. The results of the assessment could accelerate a determination to discontinue or modify operation of the units. Alabama Power will review all of the facts and circumstances and evaluate all alternatives prior to reaching a final determination. The units under evaluation have net book values totaling approximately $2.3 billion at June 30, 2021. Additionally, net capitalized asset retirement costs associated with these facilities totaled approximately $900 million at June 30, 2021.
Based on an Alabama PSC order, Alabama Power is authorized to establish a regulatory asset to record the unrecovered investment costs, including the plant asset balance and the costs associated with site removal and closure, associated with future unit retirements caused by environmental regulations (Environmental Accounting Order). Under the Environmental Accounting Order, the regulatory asset would be amortized and recovered over an affected unit's remaining useful life, as established prior to the decision regarding early retirement, through Rate CNP Compliance. See Note 2 to the financial statements under "Alabama Power – Rate CNP Compliance" and " –

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Environmental Accounting Order" in Item 8 of the Form 10-K for additional information. The ultimate outcome of this matter cannot be determined at this time.
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
Alabama Power
On July 16, 2021, Alabama Power filed a petition with the Alabama PSC to extend its Renewable Generation Certificate (RGC) expiration from September 16, 2021 to September 16, 2027. The RGC currently in place authorizes Alabama Power to procure up to 500 MWs of capacity and energy from renewable energy resources and to separately market the related energy and environmental attributes to customers and other third parties. Alabama Power has four solar projects under the RGC totaling approximately 170 MWs. The ultimate outcome of this matter cannot be determined at this time.
Georgia Power
In 2021, as authorized in its 2019 IRP, Georgia Power requested and received certification from the Georgia PSC for 970 MWs of utility-scale PPAs for solar generation resources, which are expected to be in operation by the end of 2023. The ultimate outcome of this matter cannot be determined at this time.
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
Following milestone extensions in January 2021, Southern Nuclear has been performing additional construction remediation work necessary to ensure quality and design standards are met as system turnovers are completed to support hot functional testing and fuel load for Unit 3. Hot functional testing for Unit 3 was completed in July 2021. As a result of challenges including, but not limited to, construction productivity, construction remediation work, the pace of system turnovers, spent fuel pool repairs, and the timeframe and duration for hot functional and other testing, at the end of the second quarter 2021, Southern Nuclear further extended certain milestone dates, including the fuel load for Unit 3, from those established in January 2021. The site work plan currently targets fuel load for Unit 3 in the fourth quarter 2021 and an in-service date of March 2022. As the site work plan includes minimal margin to these milestone dates, an in-service date in the second quarter 2022 for Unit 3 is projected, although any further delays could result in a later in-service date.
As the result of productivity challenges, at the end of the second quarter 2021, Southern Nuclear also further extended milestone dates for Unit 4 from those established in January 2021. The site work plan targets an in-service date of November 2022 and primarily depends on overall construction productivity and production levels significantly improving as well as appropriate levels of craft laborers, particularly electricians and pipefitters, being

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
added and maintained. As the site work plan includes minimal margin to the milestone dates, an in-service date in the first quarter 2023 for Unit 4 is projected, although any further delays could result in a later in-service date.
As of March 31, 2021, approximately $84 million of the construction contingency established in the fourth quarter 2020 was assigned to the base capital cost forecast for costs primarily associated with the schedule extension for Unit 3 to December 2021, construction productivity, support resources, and construction remediation work. Georgia Power increased its total capital cost forecast as of March 31, 2021 by adding $48 million to the remaining construction contingency. Considering the factors above, during the second quarter 2021, all of the remaining construction contingency previously established and an additional $341 million was assigned to the base capital cost forecast for costs primarily associated with the schedule extensions for Units 3 and 4 described above, construction remediation work for Unit 3, and construction productivity and support resources for Units 3 and 4. Georgia Power also increased its total capital cost forecast as of June 30, 2021 by adding $119 million to replenish construction contingency. Georgia Power's revised base capital cost forecast and contingency to complete construction and start-up of Plant Vogtle Units 3 and 4 is $9.10 billion and $0.12 billion, respectively, for a total capital cost forecast of $9.22 billion (net of $1.7 billion received under the Guarantee Settlement Agreement and approximately $188 million in related customer refunds).
After considering the significant level of uncertainty that exists regarding the future recoverability of these costs since the ultimate outcome of these matters is subject to the outcome of future assessments by management, as well as Georgia PSC decisions in future regulatory proceedings, Georgia Power recorded pre-tax charges to income in the first quarter 2021 and the second quarter 2021 of $48 million ($36 million after tax) and $460 million ($343 million after tax), respectively, for the increases in the total project capital cost forecast. As and when these amounts are spent, Georgia Power may request the Georgia PSC to evaluate those expenditures for rate recovery.
The ultimate impact of these matters on the construction schedule and budget for Plant Vogtle Units 3 and 4 cannot be determined at this time. See Note (B) to the Condensed Financial Statements under "Georgia Power – Nuclear Construction" herein for additional information.
FINANCIAL CONDITION AND LIQUIDITY
Overview
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Overview" in Item 7 of the Form 10-K for additional information. The financial condition of each Registrant remained stable at June 30, 2021. The Registrants intend to continue to monitor their access to short-term and long-term capital markets as well as their bank credit arrangements to meet future capital and liquidity needs. See "Cash Requirements," "Sources of Capital," and "Financing Activities" herein and Note (K) to the Condensed Financial Statements herein for additional information.
At the end of the second quarter 2021, the market price of Southern Company's common stock was $60.51 per share (based on the closing price as reported on the NYSE) and the book value was $26.63 per share, representing a market-to-book ratio of 227%, compared to $61.43, $26.48, and 232%, respectively, at the end of 2020. Southern Company's common stock dividend for the second quarter 2021 was $0.66 per share compared to $0.64 per share in the second quarter 2020.
Cash Requirements
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Cash Requirements" in Item 7 of the Form 10-K for a description of the Registrants' significant cash requirements.
The Registrants' significant cash requirements include estimated capital expenditures associated with their construction programs. The construction programs are subject to periodic review and revision, and actual construction costs may vary from these estimates because of numerous factors. These factors include: changes in business conditions; changes in load projections; changes in environmental laws and regulations; the outcome of any legal challenges to environmental rules; changes in electric generating plants, including unit retirements and

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
replacements and adding or changing fuel sources at existing electric generating units, to meet regulatory requirements; changes in FERC rules and regulations; state regulatory agency approvals; changes in the expected environmental compliance program; changes in legislation; the cost and efficiency of construction labor, equipment, and materials; project scope and design changes; abnormal weather; delays in construction due to judicial or regulatory action; storm impacts; and the cost of capital. The continued impacts of the COVID-19 pandemic could also impair the ability to develop, construct, and operate facilities, as discussed further in Item 1A of the Form 10-K. In addition, there can be no assurance that costs related to capital expenditures will be fully recovered. Additionally, expenditures associated with Southern Power's planned acquisitions may vary due to market opportunities and the execution of its growth strategy. See Note 15 to the financial statements in Item 8 of the Form 10-K and Note (K) to the Condensed Financial Statements herein under "Southern Power" for additional information regarding Southern Power's plant acquisitions and construction projects.
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
Sources of Capital
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Sources of Capital" in Item 7 of the Form 10-K for additional information. Southern Company intends to meet its future capital needs through operating cash flows, borrowings from financial institutions, and debt and equity issuances. Equity capital can be provided from any combination of Southern Company's stock plans, private placements, or public offerings. Southern Company does not expect to issue any equity in the capital markets through 2025 but may issue equity through its stock plans during this time. See Note 8 to the financial statements under "Equity Units" in Item 8 of the Form 10-K for information on stock purchase contracts associated with Southern Company's equity units.
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
Southern Power utilizes tax equity partnerships as one of its financing sources, where the tax partner takes significantly all of the federal tax benefits. These tax equity partnerships are consolidated in Southern Power's financial statements and are accounted for using HLBV methodology to allocate partnership gains and losses. In March 2021, Southern Power obtained tax equity funding for the Deuel Harvest wind facility and received proceeds of $220 million. In addition, during the first six months of 2021, Southern Power received tax equity funding totaling $17 million from existing partnerships. Subsequent to June 30, 2021, Southern Power obtained tax equity funding for the Garland battery energy storage facility and received initial proceeds of $11 million. See Note 1 to

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
the financial statements under "General" in Item 8 of the Form 10-K and Note (K) to the Condensed Financial Statements under "Southern Power" herein for additional information.
By regulation, Nicor Gas is restricted, to the extent of its retained earnings balance, in the amount it can dividend or loan to affiliates and is not permitted to make money pool loans to affiliates. At June 30, 2021, the amount of subsidiary retained earnings restricted to dividend totaled $1.1 billion. This restriction did not impact Southern Company Gas' ability to meet its cash obligations, nor does management expect such restriction to materially impact Southern Company Gas' ability to meet its currently anticipated cash obligations.
Certain Registrants' current liabilities frequently exceed their current assets because of long-term debt maturities and the periodic use of short-term debt as a funding source, as well as significant seasonal fluctuations in cash needs. The Registrants generally plan to refinance long-term debt as it matures. The following table shows the amount by which current liabilities exceeded current assets at June 30, 2021 for the applicable Registrants:

At June 30, 2021	Southern Company	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Current liabilities in excess of current assets	$2,109	$1,438	$20	$720	$477
The Registrants believe the need for working capital can be adequately met by utilizing operating cash flows, as well as commercial paper, lines of credit, and short-term bank notes, as market conditions permit. In addition, under certain circumstances, the Subsidiary Registrants may utilize equity contributions and/or loans from Southern Company.
Bank Credit Arrangements
At June 30, 2021, the Registrants' unused committed credit arrangements with banks were as follows:

At June 30, 2021	Southern Company parent	Alabama Power	Georgia Power	Mississippi Power	Southern Power(a)	Southern Company Gas(b)	SEGCO	Southern Company
	(in millions)
Unused committed credit	$1,999	$1,228	$1,728	$250	$568	$1,747	$30	$7,550
(a)At June 30, 2021, Southern Power also had two continuing letters of credit facilities for standby letters of credit, of which $24 million was unused. Southern Power's subsidiaries are not parties to its bank credit arrangements or letter of credit facilities.
(b)Includes $1.047 billion and $700 million at Southern Company Gas Capital and Nicor Gas, respectively.
Subject to applicable market conditions, the Registrants, Nicor Gas, and SEGCO expect to renew or replace their bank credit arrangements as needed, prior to expiration. In connection therewith, the Registrants, Nicor Gas, and SEGCO may extend the maturity dates and/or increase or decrease the lending commitments thereunder.
A portion of the unused credit with banks is allocated to provide liquidity support to the revenue bonds of the traditional electric operating companies and the commercial paper programs of the Registrants, Nicor Gas, and SEGCO. The amount of variable rate revenue bonds of the traditional electric operating companies outstanding requiring liquidity support at June 30, 2021 was approximately $1.4 billion (comprised of approximately $854 million at Alabama Power, $550 million at Georgia Power, and $34 million at Mississippi Power). In addition, at June 30, 2021, Georgia Power and Mississippi Power had approximately $105 million and $50 million, respectively, of fixed rate revenue bonds outstanding that are required to be remarketed within the next 12 months.
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

	Short-term Debt at June 30, 2021		Short-term Debt During the Period(*)
	Amount Outstanding	Weighted Average Interest Rate	Average Amount Outstanding	Weighted Average Interest Rate	Maximum Amount Outstanding
	(in millions)		(in millions)		(in millions)
Southern Company	$1,402	0.3%	$990	0.3%	$1,621
Alabama Power	—	—	50	0.1	200
Georgia Power	310	0.2	183	0.2	407
Mississippi Power	—	—	39	0.2	81
Southern Power	119	0.2	152	0.2	315
Southern Company Gas:
Southern Company Gas Capital	$444	0.2%	$85	0.2%	$485
Nicor Gas	390	0.5	396	0.5	512
Southern Company Gas Total	$834	0.3%	$481	0.5%
(*)Average and maximum amounts are based upon daily balances during the three-month period ended June 30, 2021.
Analysis of Cash Flows
Net cash flows provided from (used for) operating, investing, and financing activities for the six months ended June 30, 2021 and 2020 are presented in the following table:

Net cash provided from (used for):	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Six Months Ended June 30, 2021
Operating activities	$2,904	$584	$1,313	$41	$411	$722
Investing activities	(4,026)	(893)	(1,730)	(117)	(601)	(668)
Financing activities	1,671	506	457	515	196	(25)

Six Months Ended June 30, 2020
Operating activities	$2,847	$674	$1,124	$71	$195	$1,046
Investing activities	(2,655)	(783)	(1,659)	(145)	490	(570)
Financing activities	(285)	116	869	(178)	(808)	(401)
Fluctuations in cash flows from financing activities vary from year to year based on capital needs and the maturity or redemption of securities.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Southern Company
Net cash provided from operating activities increased $0.1 billion for the six months ended June 30, 2021 as compared to the corresponding period in 2020 primarily due to the timing of vendor payments and customer bill credits issued in 2020 at Georgia Power, partially offset by under recovered natural gas costs at Southern Company Gas resulting from Winter Storm Uri and decreased fuel cost recovery at the traditional electric operating companies resulting from an increase in the cost of fuel.
The net cash used for investing activities for the six months ended June 30, 2021 was primarily related to the Subsidiary Registrants' construction programs.
The net cash provided from financing activities for the six months ended June 30, 2021 was primarily related to net issuances of long-term debt, commercial paper, and short-term bank loans, partially offset by common stock dividend payments.
Alabama Power
Net cash provided from operating activities decreased $90 million for the six months ended June 30, 2021 as compared to the corresponding period in 2020 primarily due to the timing of income tax payments and decreased fuel cost recovery, partially offset by an increase in retail revenues associated with an increase in Rate RSE effective in January 2021 and colder weather in Alabama Power's service territory in the first quarter 2021 compared to the corresponding period in 2020, as well as the timing of fossil fuel stock purchases.
The net cash used for investing activities for the six months ended June 30, 2021 was primarily related to gross property additions.
The net cash provided from financing activities for the six months ended June 30, 2021 was primarily related to a capital contribution from Southern Company and the net issuance of senior notes, partially offset by common stock dividend payments.
Georgia Power
Net cash provided from operating activities increased $189 million for the six months ended June 30, 2021 as compared to the corresponding period in 2020 primarily due to customer bill credits issued in 2020 associated with Tax Reform and 2018 earnings in excess of the allowed retail ROE range and the timing of fossil fuel stock purchases and vendor payments, partially offset by decreased fuel cost recovery.
The net cash used for investing activities for the six months ended June 30, 2021 was primarily related to gross property additions, including a total of approximately $640 million related to the construction of Plant Vogtle Units 3 and 4. See Note (B) to the Condensed Financial Statements under "Georgia Power – Nuclear Construction" herein for additional information on construction of Plant Vogtle Units 3 and 4.
The net cash provided from financing activities for the six months ended June 30, 2021 was primarily related to net issuances of senior notes, borrowings from the FFB for construction of Plant Vogtle Units 3 and 4, capital contributions from Southern Company, and an increase in notes payable, partially offset by common stock dividend payments.
Mississippi Power
Net cash provided from operating activities decreased $30 million for the six months ended June 30, 2021 as compared to the corresponding period in 2020 primarily due to decreased fuel cost recovery and the timing of vendor payments.
The net cash used for investing activities for the six months ended June 30, 2021 was primarily related to gross property additions.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
The net cash provided from financing activities for the six months ended June 30, 2021 was primarily related to the issuance of senior notes and capital contributions from Southern Company, partially offset by common stock dividend payments and a decrease in commercial paper borrowings.
Southern Power
Net cash provided from operating activities increased $216 million for the six months ended June 30, 2021 as compared to the corresponding period in 2020 primarily due to an increase in the utilization of tax credits in 2021.
The net cash used for investing activities for the six months ended June 30, 2021 was primarily related to the acquisition of the Deuel Harvest wind facility and ongoing construction activities. See Note (K) to the Condensed Financial Statements under "Southern Power" herein for additional information.
The net cash provided from financing activities for the six months ended June 30, 2021 was primarily related to the issuance of senior notes and net capital contributions from noncontrolling interests, partially offset by a return of capital to Southern Company and common stock dividend payments.
Southern Company Gas
Net cash provided from operating activities decreased $324 million for the six months ended June 30, 2021 as compared to the corresponding period in 2020 primarily due to natural gas cost under recovery, reflecting an increase in the cost of gas purchased during Winter Storm Uri, and the timing of customer receivable collections, partially offset by the timing of vendor payments.
The net cash used for investing activities for the six months ended June 30, 2021 was primarily related to construction of transportation and distribution assets recovered through base rates and infrastructure investment recovered through replacement programs at gas distribution operations.
The net cash used for financing activities for the six months ended June 30, 2021 was primarily related to the repayment of long-term debt and common stock dividend payments, largely offset by the issuance of short-term debt, an increase in commercial paper borrowings, and capital contributions from Southern Company.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Significant Balance Sheet Changes
Southern Company
Significant balance sheet changes for the six months ended June 30, 2021 included:
•an increase of $2.1 billion in long-term debt (including securities due within one year) related to new issuances;
•an increase of $2.0 billion in total property, plant, and equipment (net of pre-tax charges totaling $508 million recorded in the first half of 2021 for estimated probable losses associated with the construction of Plant Vogtle Units 3 and 4) primarily related to the Subsidiary Registrants' construction programs, as well as Southern Power's acquisition of the Deuel Harvest wind facility;
•an increase of $0.8 billion in notes payable related to net issuances of short-term bank debt and commercial paper;
•an increase of $0.7 billion in both assets and liabilities held for sale, due to the reclassification of assets and liabilities associated with Southern Company Gas' sale of Sequent, including $0.5 billion of energy marketing receivables and $0.5 billion of energy marketing trade payables;
•an increase of $0.5 billion in accumulated deferred income taxes primarily related to the utilization and expected further utilization of tax credits in 2021;
•an increase of $0.5 billion in cash and cash equivalents, as discussed further under "Analysis of Cash Flows – Southern Company" herein;
•an increase of $0.5 billion in natural gas cost under recovery, which was impacted by an increase in Southern Company Gas' cost of gas purchased during Winter Storm Uri; and
•an increase of $0.5 billion in total stockholders' equity primarily related to net income, partially offset by common stock dividend payments.
See "Financing Activities" herein and Notes (B), (G), and (K) to the Condensed Financial Statements herein for additional information.
Alabama Power
Significant balance sheet changes for the six months ended June 30, 2021 included:
•an increase of $827 million in common stockholder's equity primarily due to capital contributions from Southern Company;
•an increase of $450 million in total property, plant, and equipment primarily related to construction of Plant Barry Unit 8 and distribution and transmission facilities, as well as the installation of equipment to comply with environmental standards; and
•an increase of $396 million in long-term debt (including securities due within one year) primarily due to a net increase in outstanding senior notes.
See "Financing Activities – Alabama Power" herein for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Georgia Power
Significant balance sheet changes for the six months ended June 30, 2021 included:
•an increase of $656 million in total property, plant, and equipment primarily related to the construction of generation, transmission, and distribution facilities, including $151 million for Plant Vogtle Units 3 and 4 (net of pre-tax charges totaling $508 million recorded in the first half of 2021 for estimated probable losses);
•an increase of $680 million in long-term debt (including securities due within one year) primarily due to a net increase in outstanding senior notes and borrowings from the FFB for construction of Plant Vogtle Units 3 and 4; and
•an increase of $250 million in notes payable related to net issuances of commercial paper.
See "Financing Activities – Georgia Power" herein and Note (B) to the Condensed Financial Statements under "Georgia Power – Nuclear Construction" herein for additional information.
Mississippi Power
Significant balance sheet changes for the six months ended June 30, 2021 included:
•an increase of $439 million in cash and cash equivalents and an increase of $514 million in long-term debt (including securities due within one year) primarily due to the issuance of senior notes;
•an increase of $107 million in common stockholder's equity primarily from capital contributions from Southern Company; and
•a decrease of $51 million in accrued taxes primarily due to the payment of ad valorem taxes.
See "Financing Activities – Mississippi Power" herein for additional information.
Southern Power
Significant balance sheet changes for the six months ended June 30, 2021 included:
•an increase of $468 million in property, plant, and equipment in service primarily due to the acquisition of the Deuel Harvest wind facility;
•an increase of $356 million in long-term debt (including securities due within one year) primarily related to the issuance of senior notes; and
•an increase of $142 million in prepaid income taxes, a decrease of $262 million in accumulated deferred income tax assets, and a $98 million increase in accumulated deferred income tax liabilities primarily related to the utilization and expected further utilization of ITCs in 2021.
See "Financing Activities – Southern Power" herein and Notes (G) and (K) to the Condensed Financial Statements herein for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Southern Company Gas
Significant balance sheet changes for the six months ended June 30, 2021 included:
•increases of $736 million and $677 million in assets and liabilities held for sale, respectively, due to the reclassification of assets and liabilities associated with the sale of Sequent, including $516 million of energy marketing receivables and $494 million of energy marketing trade payables;
•an increase of $510 million in notes payable due to issuances of short-term debt and an increase in commercial paper borrowings;
•increases of $485 million in natural gas cost under recovery, $82 million in other regulatory assets, deferred, and $148 million in accumulated deferred income taxes, all primarily related to natural gas cost under recovery, reflecting an increase in the cost of gas purchased during Winter Storm Uri;
•an increase of $461 million in total property, plant, and equipment primarily related to the construction of transportation and distribution assets recovered through base rates and infrastructure investment recovered through replacement programs;
•a decrease of $344 million in long-term debt (including securities due within one year) primarily due to the redemption of senior notes;
•a decrease of $282 million in natural gas for sale primarily due to higher volumes of natural gas sold;
•an increase of $182 million in temporary LIFO liquidation due to higher natural gas prices during Winter Storm Uri;
•an increase of $162 million in common stockholder's equity primarily related to net income and capital contributions from Southern Company, partially offset by dividends paid to Southern Company;
•an increase of $114 million in prepaid expenses primarily due to the prepayment of income taxes; and
•a decrease of $101 million in equity investments in unconsolidated subsidiaries primarily due to an $82 million impairment charge related to the PennEast Pipeline project.
See "Financing Activities – Southern Company Gas" herein, Notes (B), (E), and (K) to the Condensed Financial Statements under "Southern Company Gas" herein, and Note (C) to the Condensed Financial Statements under "Other Matters – Southern Company Gas" herein for additional information.
Financing Activities
The following table outlines the Registrants' long-term debt financing activities for the first six months of 2021:

	Issuances		Maturities, Redemptions, and Repurchases
Company	Senior Notes	Other Long-Term Debt	Senior Notes	Revenue Bonds	Other Long-Term Debt(*)
	(in millions)
Southern Company parent	$1,000	$1,000	$1,500	$—	$—
Alabama Power	600	—	200	—	—
Georgia Power	750	371	325	69	46
Mississippi Power	525	—	—	—	—
Southern Power	400	—	—	—	—
Southern Company Gas	—	—	300	—	30
Other	—	—	—	—	7
Southern Company	$3,275	$1,371	$2,325	$69	$83
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
Southern Company
During the first six months of 2021, Southern Company issued approximately 2.4 million shares of common stock primarily through employee equity compensation plans and received proceeds of approximately $24 million.
In January 2021, Southern Company borrowed $25 million pursuant to a short-term uncommitted bank credit arrangement, which it repaid in March 2021.
In February 2021, Southern Company issued $600 million aggregate principal amount of Series 2021A 0.60% Senior Notes due February 26, 2024 and $400 million aggregate principal amount of Series 2021B 1.75% Senior Notes due March 15, 2028.
In May 2021, Southern Company issued $1.0 billion aggregate principal amount of Series 2021A 3.75% Fixed-to-Fixed Reset Rate Junior Subordinated Notes due September 15, 2051.
Also in May 2021, Southern Company redeemed all of its $1.5 billion aggregate principal amount of 2.35% Senior Notes due July 1, 2021.
Alabama Power
In March 2021, Alabama Power extended the maturity dates from March 2021 to March 2026 on its three bank term loan agreements with an aggregate principal amount of $45 million, bearing interest based on three-month LIBOR.
In June 2021, Alabama Power repaid at maturity $200 million aggregate principal amount of its Series 2011B 3.950% Senior Notes.
Also in June 2021, Alabama Power issued $600 million aggregate principal amount of Series 2021A 3.125% Senior Notes due July 15, 2051.
Subsequent to June 30, 2021, Alabama Power redeemed all of its approximately $206 million aggregate principal amount of Series E Junior Subordinated Notes due October 1, 2042. The Series E Junior Subordinated Notes were held by an affiliated trust, Alabama Power Capital Trust V, which applied the redemption proceeds to the simultaneous redemption of (i) its Flexible Trust Preferred Securities totaling approximately $200 million, which were guaranteed by Alabama Power, and (ii) shares of its common securities totaling approximately $6 million that were held by Alabama Power.
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

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
In June 2021, Georgia Power purchased and held approximately $69 million aggregate principal amount of Development Authority of Burke County (Georgia) Pollution Control Revenue Bonds (Georgia Power Company Plant Vogtle Project), First Series 2008, which may be remarketed to the public at a later date.
Also in June 2021, Georgia Power made additional borrowings under the FFB Credit Facilities in an aggregate principal amount of $371 million at an interest rate of 2.434% through the final maturity date of February 20, 2044. The proceeds were used to reimburse Georgia Power for Eligible Project Costs relating to the construction of Plant Vogtle Units 3 and 4. During the six months ended June 30, 2021, Georgia Power made principal amortization payments of $45 million under the FFB Credit Facilities. At June 30, 2021, the outstanding principal balance under the FFB Credit Facilities was $4.9 billion. See Note 8 to the financial statements under "Long-Term Debt – DOE Loan Guarantee Borrowings" in Item 8 of the Form 10-K for additional information.
Mississippi Power
In June 2021, Mississippi Power issued $200 million aggregate principal amount of Series 2021A Floating Rate Senior Notes due June 28, 2024 and $325 million aggregate principal amount of Series 2021B 3.10% Senior Notes due July 30, 2051. An amount equal to the net proceeds of the Series 2021B Senior Notes is being allocated to finance or refinance, in whole or in part, one or more renewable energy projects and/or expenditures and programs related to enabling opportunities for diverse and small businesses/suppliers.
Also in June 2021, Mississippi Power announced the redemption in July 2021 of all $270 million aggregate principal amount of its Mississippi Business Finance Corporation Taxable Revenue Bonds, 7.13% Series 1999A due October 20, 2021 at par plus accrued interest and a make-whole premium.
Subsequent to June 30, 2021, Mississippi Power repaid its $60 million and $15 million floating rate bank term loans, with maturity dates in December 2021 and January 2022, respectively, each bearing interest based on one-month LIBOR.
Southern Power
In January 2021, Southern Power issued $400 million aggregate principal amount of Series 2021A 0.90% Senior Notes due January 15, 2026. An amount equal to the net proceeds of the senior notes was allocated to finance or refinance, in whole or in part, one or more renewable energy projects.
Southern Company Gas
In February 2021, Atlanta Gas Light repaid at maturity $30 million aggregate principal amount of 9.1% medium-term notes.
In March 2021, Nicor Gas entered into three short-term floating rate bank loans in an aggregate principal amount of $300 million, each bearing interest based on one-month LIBOR.
In June 2021, Southern Company Gas Capital redeemed all $300 million aggregate principal amount of its 3.50% Senior Notes due September 15, 2021.
Credit Rating Risk
At June 30, 2021, the Registrants did not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade.
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

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
The maximum potential collateral requirements under these contracts at June 30, 2021 were as follows:

Credit Ratings	Southern Company(*)	Alabama Power	Georgia Power	Mississippi Power	Southern Power(*)	Southern Company Gas
	(in millions)
At BBB and/or Baa2	$40	$1	$—	$—	$39	$—
At BBB- and/or Baa3	431	2	61	1	369	—
At BB+ and/or Ba1 or below	1,942	370	968	310	1,216	5
(*)Southern Power has PPAs that could require collateral, but not accelerated payment, in the event of a downgrade of Southern Power's credit. The PPAs require credit assurances without stating a specific credit rating. The amount of collateral required would depend upon actual losses resulting from a credit downgrade. Southern Power had $105 million of cash collateral posted related to PPA requirements at June 30, 2021.
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
Market Price Risk
Other than the Southern Company Gas items discussed below, there were no material changes to the Registrants' disclosures about market price risk during the second quarter 2021. For an in-depth discussion of Southern Company Gas' market price risks, see MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Market Price Risk" in Item 7 of the Form 10-K. Also see Notes (I) and (J) to the Condensed Financial Statements herein for information relating to derivative instruments. See Note (K) to the Condensed Financial Statements under "Southern Company Gas" herein for information regarding Southern Company Gas' sale of Sequent on July 1, 2021.
Southern Company Gas is exposed to market risks, including commodity price risk, interest rate risk, and weather risk. Due to various cost recovery mechanisms, the natural gas distribution utilities that sell natural gas directly to end-use customers continue to have limited exposure to market volatility of natural gas prices. Certain of the natural gas distribution utilities manage fuel-hedging programs implemented per the guidelines of their respective state regulatory agencies to hedge the impact of market fluctuations in natural gas prices for customers. In addition, certain of Southern Company Gas' non-regulated operations (primarily Sequent until its sale on July 1, 2021) routinely utilize various types of derivative instruments to economically hedge certain commodity price and weather risks inherent in the natural gas industry. These instruments include a variety of exchange-traded and over-the-counter energy contracts, such as forward contracts, futures contracts, options contracts, and swap agreements. Some of these economic hedge activities may not qualify, or may not be designated, for hedge accounting treatment.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
The changes in net fair value of Southern Company Gas' energy-related derivative contracts for the periods presented are provided in the table below. Contracts outstanding at the end of the period for Sequent's energy-related derivatives are included in the preliminary gain associated with the transaction, which will be recorded in the third quarter 2021, as discussed further in Note (K) to the Condensed Financial Statements under "Southern Company Gas" herein.

	Second Quarter 2021	Second Quarter 2020	Year-To-Date 2021	Year-To-Date 2020
	(in millions)
Contracts outstanding at beginning of period, assets (liabilities), net	$40	$38	$101	$70
Contracts realized or otherwise settled	(9)	(8)	(58)	(99)
Current period changes(a)	(75)	19	(87)	78
Contracts outstanding at the end of period, assets (liabilities), net	$(44)	$49	$(44)	$49
Netting of cash collateral	41	114	41	114
Cash collateral and net fair value of contracts outstanding at end of period(b)	$(3)	$163	$(3)	$163
(a)Current period changes also include the fair value of new contracts entered into during the period, if any.
(b)Includes $(22) million of energy-related derivatives related to Sequent, which are classified as held for sale at June 30, 2021. See Note (K) to the Condensed Financial Statements under "Southern Company Gas" and "Assets and Liabilities Held for Sale" herein for additional information.

    Table of Contents                                Index to Financial Statements
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
During the six months ended June 30, 2021, there were no material changes to Southern Company's, Alabama Power's, Georgia Power's, Mississippi Power's, and Southern Power's disclosures about market risk. See Note (K) to the Condensed Financial Statements under "Southern Company Gas" herein for information regarding Southern Company Gas' sale of Sequent on July 1, 2021. For additional market risk disclosures relating to Southern Company Gas, see MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Market Price Risk" herein. For an in-depth discussion of each Registrant's market risks, see MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Market Price Risk" in Item 7 of the Form 10-K and Note 1 to the financial statements under "Financial Instruments" and Notes 13 and 14 to the financial statements in Item 8 of the Form 10-K, as well as Notes (I) and (J) to the Condensed Financial Statements herein.
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
There have been no changes in Southern Company's, Alabama Power's, Georgia Power's, Mississippi Power's, Southern Power's, or Southern Company Gas' internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the second quarter 2021 that have materially affected or are reasonably likely to materially affect Southern Company's, Alabama Power's, Georgia Power's, Mississippi Power's, Southern Power's, or Southern Company Gas' internal control over financial reporting.

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
Eleventh Supplemental Indenture to Subordinated Note Indenture dated as of May 6, 2021, providing for amendments to the Subordinated Note Indenture and the issuance of the Series 2021A 3.75% Fixed-to-Fixed Reset Rate Junior Subordinated Notes due September 15, 2051. (Designated in Form 8-K dated May 3, 2021, File No. 1-3526, as Exhibit 4.4)

Alabama Power

		(b)	-
Sixty-First Supplemental Indenture to Senior Note Indenture dated as of June 11, 2021, providing for amendments to the Senior Note Indenture and the issuance of the Series 2021A 3.125% Senior Notes due July 15, 2051. (Designated in Form 8-K dated June 7, 2021, File No. 1-3164, as Exhibit 4.6)

Mississippi Power

		(c)1	-
Sixteenth Supplemental Indenture to Senior Note Indenture dated as of June 29, 2021, providing for amendments to the Senior Note Indenture and the issuance of the Series 2021A Floating Rate Senior Notes due June 28, 2024. (Designated in Form 8-K dated June 24, 2021, File No. 001-11229, as Exhibit 4.2(a))

		(c)2	-
Seventeenth Supplemental Indenture to Senior Note Indenture dated as of June 29, 2021, providing for the issuance of the Series 2021B 3.10% Senior Notes due July 30, 2051. (Designated in Form 8-K dated June 24, 2021, File No. 001-11229, as Exhibit 4.2(b))

(10) Material Contracts

Southern Company

#		(a)1	-	The Southern Company 2021 Equity and Incentive Compensation Plan, effective May 26, 2021. (Designated in Form 8-K dated May 26, 2021, File No. 1-3526, as Exhibit 10.1)

#	*	(a)2	-	Deferred Compensation Plan for Outside Directors of The Southern Company, Amended and Restated Effective June 1, 2021.

Alabama Power

#		(b)1	-	The Southern Company 2021 Equity and Incentive Compensation Plan, effective May 26, 2021. See Exhibit 10(a) herein.

#	*	(b)2	-	Deferred Compensation Plan for Outside Directors of Alabama Power Company, Amended and Restated Effective June 1, 2021.

    Table of Contents                                Index to Financial Statements

(24) Power of Attorney and Resolutions

Southern Company

	(a)	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2020, File No. 1-3526 as Exhibit 24(a).)

Alabama Power

	(b)	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2020, File No. 1-3164 as Exhibit 24(b).)

Georgia Power

	(c)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2020, File No. 1-6468 as Exhibit 24(c)1.)

	(c)2	-	Power of Attorney of Daniel S. Tucker. (Designated in the Form 10-K for the year ended December 31, 2020, File No. 1-6468 as Exhibit 24(c)2.)

Mississippi Power

	(d)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2020, File No. 001-11229 as Exhibit 24(d)1.)

Southern Power

	(e)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2020, File No. 001-37803 as Exhibit 24(e)1.)

Southern Company Gas

	(f)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2020, File No. 1-14174 as Exhibit 24(f)1.)

	(f)2	-	Power of Attorney of David P. Poroch. (Designated in the Form 10-K for the year ended December 31, 2020, File No. 1-14174 as Exhibit 24(f)2.)

(31) Section 302 Certifications

Southern Company

*	(a)1	-	Certificate of Southern Company's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(a)2	-	Certificate of Southern Company's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Alabama Power

*	(b)1	-	Certificate of Alabama Power's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(b)2	-	Certificate of Alabama Power's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Georgia Power

*	(c)1	-	Certificate of Georgia Power's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(c)2	-	Certificate of Georgia Power's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

    Table of Contents                                Index to Financial Statements

Mississippi Power

*	(d)1	-	Certificate of Mississippi Power's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(d)2	-	Certificate of Mississippi Power's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Southern Power

*	(e)1	-	Certificate of Southern Power Company's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(e)2	-	Certificate of Southern Power Company's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Southern Company Gas

*	(f)1	-	Certificate of Southern Company Gas' Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(f)2	-	Certificate of Southern Company Gas' Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(32) Section 906 Certifications

Southern Company

*	(a)	-	Certificate of Southern Company's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Alabama Power

*	(b)	-	Certificate of Alabama Power's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Georgia Power

*	(c)	-	Certificate of Georgia Power's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Mississippi Power

*	(d)	-	Certificate of Mississippi Power's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Southern Power

*	(e)	-	Certificate of Southern Power Company's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Southern Company Gas

*	(f)	-	Certificate of Southern Company Gas' Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

    Table of Contents                                Index to Financial Statements

(101) Interactive Data Files

*	INS	-	XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
*	SCH	-	XBRL Taxonomy Extension Schema Document
*	CAL	-	XBRL Taxonomy Calculation Linkbase Document
*	DEF	-	XBRL Definition Linkbase Document
*	LAB	-	XBRL Taxonomy Label Linkbase Document
*	PRE	-	XBRL Taxonomy Presentation Linkbase Document

(104) Cover Page Interactive Data File
*			Formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.

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
Date: July 28, 2021

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
Date: July 28, 2021

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

GEORGIA POWER COMPANY

By	Christopher C. Womack
Chairman, President, and Chief Executive Officer
(Principal Executive Officer)

By	Daniel S. Tucker
Executive Vice President, Chief Financial Officer, and Treasurer
(Principal Financial Officer)

By	/s/ Melissa K. Caen
(Melissa K. Caen, Attorney-in-fact)
Date: July 28, 2021

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
Date: July 28, 2021

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
Date: July 28, 2021

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
Date: July 28, 2021