Form 10-Q
period 2021-09-30
SOUTHERN CO; GEORGIA POWER CO; SOUTHERN POWER CO; SOUTHERN Co GAS; ALABAMA POWER CO; MISSISSIPPI POWER CO
filed 2021-11-04
CIK 92122, 41091, 1160661, 1004155, 3153, 66904

    Table of Contents                                Index to Financial Statements
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR
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
(A Georgia Corporation)
Ten Peachtree Place, N.E.
Atlanta, Georgia 30309
(404) 584-4000

    Table of Contents                                Index to Financial Statements
Securities registered pursuant to Section 12(b) of the Act:

Registrant	Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
The Southern Company	Common Stock, par value $5 per share	SO	New York Stock Exchange
(NYSE)
The Southern Company	Series 2016A 5.25% Junior Subordinated Notes due 2076	SOJB	NYSE
The Southern Company	Series 2017B 5.25% Junior Subordinated Notes due 2077	SOJC	NYSE
The Southern Company	2019 Series A Corporate Units	SOLN	NYSE
The Southern Company	Series 2020A 4.95% Junior Subordinated Notes due 2080	SOJD	NYSE
The Southern Company	Series 2020C 4.20% Junior Subordinated Notes due 2060	SOJE	NYSE
The Southern Company	Series 2021B 1.875% Fixed-to-Fixed Reset Rate Junior Subordinated Notes due 2081	SO 81	NYSE
Alabama Power Company	5.00% Series Class A Preferred Stock	ALP PR Q	NYSE
Georgia Power Company	Series 2017A 5.00% Junior Subordinated Notes due 2077	GPJA	NYSE
Southern Power Company	Series 2016A 1.000% Senior Notes due 2022	SO/22B	NYSE
Southern Power Company	Series 2016B 1.850% Senior Notes due 2026	SO/26A	NYSE
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

Registrant	Description of Common Stock	Shares Outstanding at September 30, 2021
The Southern Company	Par Value $5 Per Share	1,059,803,931
Alabama Power Company	Par Value $40 Per Share	30,537,500
Georgia Power Company	Without Par Value	9,261,500
Mississippi Power Company	Without Par Value	1,121,000
Southern Power Company	Par Value $0.01 Per Share	1,000
Southern Company Gas	Par Value $0.01 Per Share	100
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

    Table of Contents                                Index to Financial Statements
TABLE OF CONTENTS

		Page

	Definitions	4
	Cautionary Statement Regarding Forward-Looking Information	8

	PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	10
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	102
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	162
Item 4.	Controls and Procedures	162

	PART II—OTHER INFORMATION

Item 1.	Legal Proceedings	163
Item 1A.	Risk Factors	163
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	Inapplicable
Item 3.	Defaults Upon Senior Securities	Inapplicable
Item 4.	Mine Safety Disclosures	Inapplicable
Item 5.	Other Information	Inapplicable
Item 6.	Exhibits	163

	Signatures	166

    Table of Contents                                Index to Financial Statements

DEFINITIONS

Term	Meaning
2019 ARP	Alternate Rate Plan approved by the Georgia PSC in 2019 for Georgia Power for the years 2020 through 2022
AFUDC	Allowance for funds used during construction
Alabama Power	Alabama Power Company
Amended and Restated Loan Guarantee Agreement	Loan guarantee agreement entered into by Georgia Power with the DOE in 2014, as amended and restated in March 2019, under which the proceeds of borrowings may be used to reimburse Georgia Power for Eligible Project Costs incurred in connection with its construction of Plant Vogtle Units 3 and 4
ARO	Asset retirement obligation
Atlanta Gas Light	Atlanta Gas Light Company, a wholly-owned subsidiary of Southern Company Gas
Atlantic Coast Pipeline	Atlantic Coast Pipeline, LLC, a joint venture to construct and operate a natural gas pipeline in which Southern Company Gas held a 5% interest through March 24, 2020
Bechtel	Bechtel Power Corporation, the primary contractor for the remaining construction activities for Plant Vogtle Units 3 and 4
Bechtel Agreement	The 2017 construction completion agreement between the Vogtle Owners and Bechtel
CCR	Coal combustion residuals
CCR Rule	Disposal of Coal Combustion Residuals from Electric Utilities final rule published by the EPA in 2015
Chattanooga Gas	Chattanooga Gas Company, a wholly-owned subsidiary of Southern Company Gas
COD	Commercial operation date
Contractor Settlement Agreement	The December 31, 2015 agreement between Westinghouse and the Vogtle Owners resolving disputes between the Vogtle Owners and the EPC Contractor under the Vogtle 3 and 4 Agreement
COVID-19	The novel coronavirus disease declared a pandemic by the World Health Organization and the Centers for Disease Control and Prevention in March 2020
CWIP	Construction work in progress
Dalton	City of Dalton, Georgia, an incorporated municipality in the State of Georgia, acting by and through its Board of Water, Light, and Sinking Fund Commissioners
Dalton Pipeline	A pipeline facility in Georgia in which Southern Company Gas has a 50% undivided ownership interest
DOE	U.S. Department of Energy
ECCR	Georgia Power's Environmental Compliance Cost Recovery tariff
ECO Plan	Mississippi Power's environmental compliance overview plan
ELG Rules	The EPA's steam electric effluent limitations guidelines (ELG) rule (finalized in 2015) and the ELG reconsideration rule (finalized in October 2020)
Eligible Project Costs	Certain costs of construction relating to Plant Vogtle Units 3 and 4 that are eligible for financing under the loan guarantee program established under Title XVII of the Energy Policy Act of 2005
EPA	U.S. Environmental Protection Agency
EPC Contractor	Westinghouse and its affiliate, WECTEC Global Project Services Inc.; the former engineering, procurement, and construction contractor for Plant Vogtle Units 3 and 4
FERC	Federal Energy Regulatory Commission
FFB	Federal Financing Bank
FFB Credit Facilities	Note purchase agreements among the DOE, Georgia Power, and the FFB and related promissory notes which provide for two multi-advance term loan facilities
Fitch	Fitch Ratings, Inc.
Form 10-K	Annual Report on Form 10-K of Southern Company, Alabama Power, Georgia Power, Mississippi Power, Southern Power, and Southern Company Gas for the year ended December 31, 2020, as applicable
GAAP	U.S. generally accepted accounting principles
Georgia Power	Georgia Power Company

    Table of Contents                                Index to Financial Statements

DEFINITIONS
(continued)

Term	Meaning
GRAM	Atlanta Gas Light's Georgia Rate Adjustment Mechanism
Guarantee Settlement Agreement	The June 9, 2017 settlement agreement between the Vogtle Owners and Toshiba related to certain payment obligations of the EPC Contractor guaranteed by Toshiba
Gulf Power	Gulf Power Company, until January 1, 2019 a wholly-owned subsidiary of Southern Company; effective January 1, 2021, Gulf Power Company merged with and into Florida Power and Light Company, with Florida Power and Light Company remaining as the surviving company
Heating Degree Days	A measure of weather, calculated when the average daily temperatures are less than 65 degrees Fahrenheit
Heating Season	The period from November through March when Southern Company Gas' natural gas usage and operating revenues are generally higher
HLBV	Hypothetical liquidation at book value
IGCC	Integrated coal gasification combined cycle, the technology originally approved for Mississippi Power's Kemper County energy facility
IIC	Intercompany Interchange Contract
IRP	Integrated resource plan
ITAAC	Inspections, Tests, Analyses, and Acceptance Criteria, standards established by the NRC
ITC	Investment tax credit
JEA	Jacksonville Electric Authority
Jefferson Island	Jefferson Island Storage and Hub, L.L.C, which owns a natural gas storage facility in Louisiana consisting of two salt dome caverns; a subsidiary of Southern Company Gas through December 1, 2020
KWH	Kilowatt-hour
LIBOR	London Interbank Offered Rate
LIFO	Last-in, first-out
LOCOM	Lower of weighted average cost or current market price
LTSA	Long-term service agreement
Marketers	Marketers selling retail natural gas in Georgia and certificated by the Georgia PSC
MEAG Power	Municipal Electric Authority of Georgia
Mississippi Power	Mississippi Power Company
Mississippi Power Rate Case Settlement Agreement	Settlement agreement between Mississippi Power and the Mississippi Public Utilities Staff approved by the Mississippi PSC in March 2020 related to Mississippi Power's base rate case filed in 2019
mmBtu	Million British thermal units
Moody's	Moody's Investors Service, Inc.
MRA	Municipal and Rural Associations
MW	Megawatt
natural gas distribution utilities	Southern Company Gas' natural gas distribution utilities (Nicor Gas, Atlanta Gas Light, Virginia Natural Gas, and Chattanooga Gas)
NCCR	Georgia Power's Nuclear Construction Cost Recovery
NDR	Alabama Power's Natural Disaster Reserve
Nicor Gas	Northern Illinois Gas Company, a wholly-owned subsidiary of Southern Company Gas
NRC	U.S. Nuclear Regulatory Commission
NYMEX	New York Mercantile Exchange, Inc.
OCI	Other comprehensive income
PennEast Pipeline	PennEast Pipeline Company, LLC, a joint venture in which Southern Company Gas has a 20% ownership interest
PEP	Mississippi Power's Performance Evaluation Plan
Pivotal LNG	Pivotal LNG, Inc., through March 24, 2020, a wholly-owned subsidiary of Southern Company Gas

    Table of Contents                                Index to Financial Statements

DEFINITIONS
(continued)

Term	Meaning
PowerSecure	PowerSecure, Inc., a wholly-owned subsidiary of Southern Company
PowerSouth	PowerSouth Energy Cooperative
PPA	Power purchase agreements, as well as, for Southern Power, contracts for differences that provide the owner of a renewable facility a certain fixed price for the electricity sold to the grid
PSC	Public Service Commission
PTC	Production tax credit
Rate CNP	Alabama Power's Rate Certificated New Plant, consisting of Rate CNP New Plant, Rate CNP Compliance, and Rate CNP PPA
Rate ECR	Alabama Power's Rate Energy Cost Recovery
Rate RSE	Alabama Power's Rate Stabilization and Equalization
Registrants	Southern Company, Alabama Power, Georgia Power, Mississippi Power, Southern Power Company, and Southern Company Gas
ROE	Return on equity
S&P	S&P Global Ratings, a division of S&P Global Inc.
SAVE	Steps to Advance Virginia's Energy, an infrastructure replacement program at Virginia Natural Gas
SCS	Southern Company Services, Inc., the Southern Company system service company and a wholly-owned subsidiary of Southern Company
SEC	U.S. Securities and Exchange Commission
SEGCO	Southern Electric Generating Company, 50% owned by each of Alabama Power and Georgia Power
Sequent	Sequent Energy Management, L.P. and Sequent Energy Canada Corp., wholly-owned subsidiaries of Southern Company Gas through June 30, 2021
SNG	Southern Natural Gas Company, L.L.C., a pipeline system in which Southern Company Gas has a 50% ownership interest
Southern Company	The Southern Company
Southern Company Gas	Southern Company Gas and its subsidiaries
Southern Company Gas Capital	Southern Company Gas Capital Corporation, a 100%-owned subsidiary of Southern Company Gas
Southern Company power pool	The operating arrangement whereby the integrated generating resources of the traditional electric operating companies and Southern Power (excluding subsidiaries) are subject to joint commitment and dispatch in order to serve their combined load obligations
Southern Company system	Southern Company, the traditional electric operating companies, Southern Power, Southern Company Gas, SEGCO, Southern Nuclear, SCS, Southern Communications Services, Inc., PowerSecure, and other subsidiaries
Southern Holdings	Southern Company Holdings, Inc., a wholly-owned subsidiary of Southern Company
Southern Nuclear	Southern Nuclear Operating Company, Inc., a wholly-owned subsidiary of Southern Company
Southern Power	Southern Power Company and its subsidiaries
SouthStar	SouthStar Energy Services, LLC (a Marketer), a wholly-owned subsidiary of Southern Company Gas
SP Solar	SP Solar Holdings I, LP, a limited partnership indirectly owning substantially all of Southern Power's solar and battery energy storage facilities, in which Southern Power has a 67% ownership interest
SP Wind	SP Wind Holdings II, LLC, a holding company owning a portfolio of eight operating wind facilities, in which Southern Power is the controlling partner in a tax equity arrangement
Subsidiary Registrants	Alabama Power, Georgia Power, Mississippi Power, Southern Power, and Southern Company Gas
Tax Reform	The impact of the Tax Cuts and Jobs Act, which became effective on January 1, 2018
Toshiba	Toshiba Corporation, the parent company of Westinghouse
traditional electric operating companies	Alabama Power, Georgia Power, and Mississippi Power

    Table of Contents                                Index to Financial Statements

DEFINITIONS
(continued)

Term	Meaning
VCM	Vogtle Construction Monitoring
VIE	Variable interest entity
Virginia Commission	Virginia State Corporation Commission
Virginia Natural Gas	Virginia Natural Gas, Inc., a wholly-owned subsidiary of Southern Company Gas
Vogtle 3 and 4 Agreement	Agreement entered into with the EPC Contractor in 2008 by Georgia Power, acting for itself and as agent for the Vogtle Owners, and rejected in bankruptcy in July 2017, pursuant to which the EPC Contractor agreed to design, engineer, procure, construct, and test Plant Vogtle Units 3 and 4
Vogtle Owners	Georgia Power, Oglethorpe Power Corporation, MEAG Power, and Dalton
Vogtle Services Agreement	The June 2017 services agreement between the Vogtle Owners and the EPC Contractor, as amended and restated in July 2017, for the EPC Contractor to transition construction management of Plant Vogtle Units 3 and 4 to Southern Nuclear and to provide ongoing design, engineering, and procurement services to Southern Nuclear
WACOG	Weighted average cost of gas
Westinghouse	Westinghouse Electric Company LLC
Williams Field Services Group	Williams Field Services Group, LLC

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
•transmission constraints;
•effects of inflation;
•the ability to control costs and avoid cost and schedule overruns during the development, construction, and operation of facilities or other projects, including Plant Vogtle Units 3 and 4 (which includes components based on new technology that only within the last few years began initial operation in the global nuclear industry at this scale) and Plant Barry Unit 8, due to current and future challenges which include, but are not limited to, changes in labor costs, availability, and productivity; challenges with management of contractors or vendors; subcontractor performance; adverse weather conditions; shortages, delays, increased costs, or inconsistent quality of equipment, materials, and labor; contractor or supplier delay; delays due to judicial or regulatory action; nonperformance under construction, operating, or other agreements; operational readiness, including specialized operator training and required site safety programs; engineering or design problems or any remediation related thereto; design and other licensing-based compliance matters, including, for nuclear units, inspections and the timely submittal by Southern Nuclear of the ITAAC documentation for each unit and the related investigations, reviews, and approvals by the NRC necessary to support NRC authorization to load fuel; challenges with start-up activities, including major equipment failure, or system integration; and/or operational performance; and challenges related to the COVID-19 pandemic;
•the ability to overcome or mitigate the current challenges at Plant Vogtle Units 3 and 4, as described in Note (B) to the Condensed Financial Statements under "Georgia Power – Nuclear Construction" in Item 1 herein, that could further impact the cost and schedule for the project;
•legal proceedings and regulatory approvals and actions related to construction projects, such as Plant Vogtle Units 3 and 4 and Plant Barry Unit 8, including PSC approvals and FERC and NRC actions;
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

    Table of Contents                                Index to Financial Statements
PART I
Item 1. Financial Statements (Unaudited).

    Table of Contents                                Index to Financial Statements

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)		(in millions)
Operating Revenues:
Retail electric revenues	$4,551	$4,243	$11,492	$10,503
Wholesale electric revenues	731	584	1,822	1,473
Other electric revenues	179	164	525	484
Natural gas revenues (includes alternative revenue programs of $(1), $(1), $3, and $6, respectively)	623	477	2,994	2,362
Other revenues	154	152	513	436
Total operating revenues	6,238	5,620	17,346	15,258
Operating Expenses:
Fuel	1,234	933	2,930	2,190
Purchased power	288	230	712	611
Cost of natural gas	129	71	943	654
Cost of other sales	71	72	255	201
Other operations and maintenance	1,446	1,286	4,257	3,785
Depreciation and amortization	896	889	2,658	2,619
Taxes other than income taxes	312	304	969	932
Estimated loss on Plant Vogtle Units 3 and 4	264	—	772	149
(Gain) loss on dispositions, net	(125)	—	(179)	(39)
Total operating expenses	4,515	3,785	13,317	11,102
Operating Income	1,723	1,835	4,029	4,156
Other Income and (Expense):
Allowance for equity funds used during construction	49	38	140	106
Earnings from equity method investments	30	33	35	105
Interest expense, net of amounts capitalized	(451)	(443)	(1,352)	(1,343)
Impairment of leveraged leases	—	—	(7)	(154)
Other income (expense), net	131	113	297	319
Total other income and (expense)	(241)	(259)	(887)	(967)
Earnings Before Income Taxes	1,482	1,576	3,142	3,189
Income taxes	372	293	550	443
Consolidated Net Income	1,110	1,283	2,592	2,746
Dividends on preferred stock of subsidiaries	4	4	11	11
Net income (loss) attributable to noncontrolling interests	5	28	(27)	3
Consolidated Net Income Attributable to Southern Company	$1,101	$1,251	$2,608	$2,732
Common Stock Data:
Earnings per share -
Basic	$1.04	$1.18	$2.46	$2.58
Diluted	$1.03	$1.18	$2.44	$2.57
Average number of shares of common stock outstanding (in millions)
Basic	1,061	1,058	1,060	1,058
Diluted	1,068	1,064	1,067	1,064
The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)		(in millions)
Consolidated Net Income	$1,110	$1,283	$2,592	$2,746
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $1, $17, $(4), and $(9), respectively	1	49	(15)	(26)
Reclassification adjustment for amounts included in net income, net of tax of $10, $(11), $27, and $(1), respectively	31	(32)	81	(3)
Pension and other postretirement benefit plans:
Reclassification adjustment for amounts included in net income, net of tax of $1, $1, $4, and $3, respectively	4	3	10	6
Total other comprehensive income (loss)	36	20	76	(23)
Comprehensive Income	1,146	1,303	2,668	2,723
Dividends on preferred stock of subsidiaries	4	4	11	11
Comprehensive income (loss) attributable to noncontrolling interests	5	28	(27)	3
Consolidated Comprehensive Income Attributable to Southern Company	$1,137	$1,271	$2,684	$2,709
The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2021	2020
	(in millions)
Operating Activities:
Consolidated net income	$2,592	$2,746
Adjustments to reconcile consolidated net income to net cash provided from operating activities —
Depreciation and amortization, total	2,944	2,903
Deferred income taxes	89	(196)
Utilization of federal investment tax credits	256	319
Pension, postretirement, and other employee benefits	(218)	(190)
Settlement of asset retirement obligations	(341)	(315)
Stock based compensation expense	134	99
Estimated loss on Plant Vogtle Units 3 and 4	772	149
Storm damage accruals	166	171
Impairment charges	91	154
(Gain) loss on dispositions, net	(171)	(36)
Retail fuel cost under recovery – long-term	(209)	—
Other, net	(7)	(14)
Changes in certain current assets and liabilities —
-Receivables	2	125
-Materials and supplies	(91)	(141)
-Natural gas cost under recovery	(432)	—
-Other current assets	(160)	(119)
-Accounts payable	(45)	(428)
-Accrued taxes	288	289
-Accrued compensation	(93)	(183)
-Accrued interest	(110)	(52)
-Retail fuel cost over recovery	(150)	158
-Customer refunds	(58)	(226)
-Other current liabilities	(168)	7
Net cash provided from operating activities	5,081	5,220
Investing Activities:
Business acquisitions, net of cash acquired	(345)	(81)
Property additions	(5,222)	(5,365)
Nuclear decommissioning trust fund purchases	(1,301)	(714)
Nuclear decommissioning trust fund sales	1,297	708
Proceeds from dispositions	160	987
Cost of removal, net of salvage	(282)	(233)
Payments pursuant to LTSAs	(145)	(139)
Other investing activities	(12)	(55)
Net cash used for investing activities	(5,850)	(4,892)
Financing Activities:
Decrease in notes payable, net	(203)	(1,534)
Proceeds —
Long-term debt	6,793	7,543
Common stock	62	63
Short-term borrowings	325	615
Redemptions and repurchases —
Long-term debt	(3,060)	(2,472)
Short-term borrowings	(25)	(840)
Capital contributions from noncontrolling interests	415	173
Distributions to noncontrolling interests	(204)	(164)
Payment of common stock dividends	(2,077)	(2,008)
Other financing activities	(224)	(299)
Net cash provided from financing activities	1,802	1,077
Net Change in Cash, Cash Equivalents, and Restricted Cash	1,033	1,405
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	1,068	1,978
Cash, Cash Equivalents, and Restricted Cash at End of Period	$2,101	$3,383
Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $68 and $61 capitalized for 2021 and 2020, respectively)	$1,417	$1,346
Income taxes, net	92	66
Noncash transactions —
Accrued property additions at end of period	915	917
Contributions from noncontrolling interests	89	9
Contributions of wind turbine equipment	82	17
Right-of-use assets obtained under leases	92	166
The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Assets	At September 30, 2021	At December 31, 2020
	(in millions)
Current Assets:
Cash and cash equivalents	$2,078	$1,065
Receivables —
Customer accounts	1,831	1,753
Energy marketing	—	516
Unbilled revenues	535	672
Other accounts and notes	611	512
Accumulated provision for uncollectible accounts	(72)	(118)
Materials and supplies	1,504	1,478
Fossil fuel for generation	386	550
Natural gas for sale	368	460
Prepaid expenses	329	276
Assets from risk management activities, net of collateral	365	147
Regulatory assets – asset retirement obligations	233	214
Natural gas cost under recovery	432	—
Other regulatory assets	792	810
Other current assets	282	282
Total current assets	9,674	8,617
Property, Plant, and Equipment:
In service	114,166	110,516
Less: Accumulated depreciation	33,723	32,397
Plant in service, net of depreciation	80,443	78,119
Nuclear fuel, at amortized cost	805	818
Construction work in progress	9,611	8,697
Total property, plant, and equipment	90,859	87,634
Other Property and Investments:
Goodwill	5,280	5,280
Nuclear decommissioning trusts, at fair value	2,446	2,303
Equity investments in unconsolidated subsidiaries	1,278	1,362
Other intangible assets, net of amortization of $296 and $328, respectively	455	487
Leveraged leases	575	556
Miscellaneous property and investments	586	398
Total other property and investments	10,620	10,386
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	1,724	1,802
Deferred charges related to income taxes	815	796
Unamortized loss on reacquired debt	263	280
Regulatory assets – asset retirement obligations, deferred	5,418	4,934
Other regulatory assets, deferred	6,902	7,198
Other deferred charges and assets	1,586	1,288
Total deferred charges and other assets	16,708	16,298
Total Assets	$127,861	$122,935
The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholders' Equity	At September 30, 2021	At December 31, 2020
	(in millions)
Current Liabilities:
Securities due within one year	$3,286	$3,507
Notes payable	707	609
Energy marketing trade payables	—	494
Accounts payable	2,229	2,312
Customer deposits	493	487
Accrued taxes —
Accrued income taxes	149	130
Other accrued taxes	797	699
Accrued interest	404	513
Accrued compensation	908	1,025
Asset retirement obligations	690	585
Operating lease obligations	246	241
Other regulatory liabilities	555	509
Other current liabilities	795	968
Total current liabilities	11,259	12,079
Long-term Debt	48,843	45,073
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	8,916	8,175
Deferred credits related to income taxes	5,485	5,767
Accumulated deferred ITCs	2,230	2,235
Employee benefit obligations	1,849	2,213
Operating lease obligations, deferred	1,495	1,611
Asset retirement obligations, deferred	10,919	10,099
Accrued environmental remediation	203	216
Other cost of removal obligations	2,164	2,211
Other regulatory liabilities, deferred	351	251
Other deferred credits and liabilities	637	480
Total deferred credits and other liabilities	34,249	33,258
Total Liabilities	94,351	90,410
Redeemable Preferred Stock of Subsidiaries	291	291
Total Stockholders' Equity (See accompanying statements)	33,219	32,234
Total Liabilities and Stockholders' Equity	$127,861	$122,935
The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

	Southern Company Common Stockholders' Equity
	Number of Common Shares		Common Stock				Accumulated Other Comprehensive Income (Loss)
	Issued	Treasury	Par Value	Paid-In Capital	Treasury	Retained Earnings		Noncontrolling Interests	Total
	(in millions)
Balance at December 31, 2019	1,054	(1)	$5,257	$11,734	$(42)	$10,877	$(321)	$4,254	$31,759
Consolidated net income (loss)	—	—	—	—	—	868	—	(31)	837
Other comprehensive income (loss)	—	—	—	—	—	—	(47)	—	(47)
Stock issued	3	—	9	43	—	—	—	—	52
Stock-based compensation	—	—	—	5	—	—	—	—	5
Cash dividends of $0.62 per share	—	—	—	—	—	(655)	—	—	(655)
Capital contributions from noncontrolling interests	—	—	—	—	—	—	—	16	16
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(48)	(48)
Other	—	—	—	—	(2)	(2)	1	—	(3)
Balance at March 31, 2020	1,057	(1)	5,266	11,782	(44)	11,088	(367)	4,191	31,916
Consolidated net income	—	—	—	—	—	612	—	5	617
Other comprehensive income	—	—	—	—	—	—	4	—	4
Stock issued	—	—	—	7	—	—	—	—	7
Stock-based compensation	—	—	—	11	—	—	—	—	11
Cash dividends of $0.64 per share	—	—	—	—	—	(677)	—	—	(677)
Capital contributions from noncontrolling interests	—	—	—	—	—	—	—	165	165
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(70)	(70)
Other	—	—	—	(13)	—	1	—	—	(12)
Balance at June 30, 2020	1,057	(1)	5,266	11,787	(44)	11,024	(363)	4,291	31,961
Consolidated net income	—	—	—	—	—	1,251	—	28	1,279
Other comprehensive income	—	—	—	—	—	—	20	—	20
Stock issued	—	—	1	3	—	—	—	—	4
Stock-based compensation	—	—	—	15	—	—	—	—	15
Cash dividends of $0.64 per share	—	—	—	—	—	(676)	—	—	(676)
Capital contributions from noncontrolling interests	—	—	—	—	—	—	—	2	2
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(51)	(51)
Purchase of membership interests from noncontrolling interests	—	—	—	5	—	—	—	(60)	(55)
Other	—	—	—	—	—	1	(1)	1	1
Balance at September 30, 2020	1,057	(1)	$5,267	$11,810	$(44)	$11,600	$(344)	$4,211	$32,500

    Table of Contents                                Index to Financial Statements
SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

	Southern Company Common Stockholders' Equity
	Number of Common Shares		Common Stock				Accumulated Other Comprehensive Income (Loss)
	Issued	Treasury	Par Value	Paid-In Capital	Treasury	Retained Earnings		Noncontrolling Interests	Total
	(in millions)
Balance at December 31, 2020	1,058	(1)	$5,268	$11,834	$(46)	$11,311	$(395)	$4,262	$32,234
Consolidated net income (loss)	—	—	—	—	—	1,135	—	(32)	1,103
Other comprehensive income	—	—	—	—	—	—	28	—	28
Stock issued	2	—	5	9	—	—	—	—	14
Stock-based compensation	—	—	—	9	—	—	—	—	9
Cash dividends of $0.64 per share	—	—	—	—	—	(678)	—	—	(678)
Capital contributions from noncontrolling interests	—	—	—	—	—	—	—	403	403
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(46)	(46)
Other	—	—	—	2	—	—	—	(1)	1
Balance at March 31, 2021	1,060	(1)	5,273	11,854	(46)	11,768	(367)	4,586	33,068
Consolidated net income	—	—	—	—	—	372	—	—	372
Other comprehensive income	—	—	—	—	—	—	12	—	12
Stock issued	—	—	1	9	—	—	—	—	10
Stock-based compensation	—	—	—	22	—	—	—	—	22
Cash dividends of $0.66 per share	—	—	—	—	—	(699)	—	—	(699)
Capital contributions from noncontrolling interests	—	—	—	—	—	—	—	29	29
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(68)	(68)
Other	—	—	—	1	(2)	1	—	—	—
Balance at June 30, 2021	1,060	(1)	5,274	11,886	(48)	11,442	(355)	4,547	32,746
Consolidated net income	—	—	—	—	—	1,101	—	5	1,106
Other comprehensive income	—	—	—	—	—	—	36	—	36
Stock issued	1	—	4	34	—	—	—	—	38
Stock-based compensation	—	—	—	22	—	—	—	—	22
Cash dividends of $0.66 per share	—	—	—	—	—	(700)	—	—	(700)
Capital contributions from noncontrolling interests	—	—	—	—	—	—	—	72	72
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(94)	(94)
Other	—	—	—	(10)	2	1	—	—	(7)
Balance at September 30, 2021	1,061	(1)	$5,278	$11,932	$(46)	$11,844	$(319)	$4,530	$33,219
The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements

ALABAMA POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)		(in millions)
Operating Revenues:
Retail revenues	$1,651	$1,575	$4,357	$4,003
Wholesale revenues, non-affiliates	107	73	285	184
Wholesale revenues, affiliates	53	11	109	36
Other revenues	93	70	268	222
Total operating revenues	1,904	1,729	5,019	4,445
Operating Expenses:
Fuel	373	306	927	721
Purchased power, non-affiliates	76	64	173	153
Purchased power, affiliates	45	44	114	93
Other operations and maintenance	401	387	1,175	1,078
Depreciation and amortization	214	205	640	606
Taxes other than income taxes	99	103	303	311
Total operating expenses	1,208	1,109	3,332	2,962
Operating Income	696	620	1,687	1,483
Other Income and (Expense):
Allowance for equity funds used during construction	14	12	38	34
Interest expense, net of amounts capitalized	(84)	(84)	(252)	(255)
Other income (expense), net	29	30	93	78
Total other income and (expense)	(41)	(42)	(121)	(143)
Earnings Before Income Taxes	655	578	1,566	1,340
Income taxes	152	130	366	307
Net Income	503	448	1,200	1,033
Dividends on Preferred Stock	4	4	11	11
Net Income After Dividends on Preferred Stock	$499	$444	$1,189	$1,022

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)		(in millions)
Net Income	$503	$448	$1,200	$1,033
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $1, $—, $1, and $—, respectively	4	—	3	—
Reclassification adjustment for amounts included in net income, net of tax of $—, $—, $1, and $1, respectively	1	1	3	3
Total other comprehensive income (loss)	5	1	6	3
Comprehensive Income	$508	$449	$1,206	$1,036
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
ALABAMA POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2021	2020
	(in millions)
Operating Activities:
Net income	$1,200	$1,033
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	748	731
Deferred income taxes	104	71
Pension, postretirement, and other employee benefits	(74)	(71)
Settlement of asset retirement obligations	(152)	(157)
Other, net	(51)	33
Changes in certain current assets and liabilities —
-Receivables	(128)	(130)
-Fossil fuel stock	91	4
-Prepayments	(24)	(32)
-Materials and supplies	(13)	(55)
-Retail fuel cost under recovery	(79)	—
-Other current assets	(19)	(35)
-Accounts payable	(230)	(248)
-Accrued taxes	178	142
-Accrued compensation	(37)	(55)
-Retail fuel cost over recovery	(18)	74
-Other current liabilities	(77)	(76)
Net cash provided from operating activities	1,419	1,229
Investing Activities:
Property additions	(1,235)	(1,460)
Nuclear decommissioning trust fund purchases	(536)	(213)
Nuclear decommissioning trust fund sales	536	213
Cost of removal, net of salvage	(93)	(68)
Change in construction payables	12	(46)
Other investing activities	(19)	(17)
Net cash used for investing activities	(1,335)	(1,591)
Financing Activities:
Proceeds —
Senior notes	600	600
Pollution control revenue bonds	—	87
Redemptions —
Senior notes	(200)	—
Pollution control revenue bonds	—	(87)
Other long-term debt	(206)	—
Capital contributions from parent company	630	649
Payment of common stock dividends	(738)	(718)
Other financing activities	(30)	(26)
Net cash provided from financing activities	56	505
Net Change in Cash, Cash Equivalents, and Restricted Cash	140	143
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	530	894
Cash, Cash Equivalents, and Restricted Cash at End of Period	$670	$1,037
Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $11 capitalized for both 2021 and 2020)	$246	$249
Income taxes, net	183	203
Noncash transactions —
Accrued property additions at end of period	178	154
Right-of-use assets obtained under leases	2	65
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
ALABAMA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Assets	At September 30, 2021	At December 31, 2020
	(in millions)
Current Assets:
Cash and cash equivalents	$670	$530
Receivables —
Customer accounts	497	429
Unbilled revenues	151	152
Affiliated	53	31
Other accounts and notes	101	66
Accumulated provision for uncollectible accounts	(18)	(43)
Fossil fuel stock	144	235
Materials and supplies	556	546
Prepaid expenses	65	42
Other regulatory assets	289	226
Other current assets	107	33
Total current assets	2,615	2,247
Property, Plant, and Equipment:
In service	32,787	31,816
Less: Accumulated provision for depreciation	10,298	10,009
Plant in service, net of depreciation	22,489	21,807
Nuclear fuel, at amortized cost	241	270
Construction work in progress	1,129	866
Total property, plant, and equipment	23,859	22,943
Other Property and Investments:
Nuclear decommissioning trusts, at fair value	1,259	1,157
Equity investments in unconsolidated subsidiaries	57	63
Miscellaneous property and investments	129	131
Total other property and investments	1,445	1,351
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	119	151
Deferred charges related to income taxes	238	235
Regulatory assets – asset retirement obligations	1,580	1,441
Other regulatory assets, deferred	2,100	2,162
Other deferred charges and assets	348	273
Total deferred charges and other assets	4,385	4,262
Total Assets	$32,304	$30,803
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
ALABAMA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholder's Equity	At September 30, 2021	At December 31, 2020
	(in millions)
Current Liabilities:
Securities due within one year	$616	$311
Accounts payable —
Affiliated	299	316
Other	370	545
Customer deposits	106	104
Accrued taxes	331	152
Accrued interest	79	90
Accrued compensation	191	212
Asset retirement obligations	308	254
Other regulatory liabilities	72	108
Other current liabilities	122	107
Total current liabilities	2,494	2,199
Long-term Debt	8,443	8,558
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	3,425	3,273
Deferred credits related to income taxes	1,973	2,016
Accumulated deferred ITCs	89	94
Employee benefit obligations	136	214
Operating lease obligations	69	119
Asset retirement obligations, deferred	4,015	3,720
Other cost of removal obligations	261	335
Other regulatory liabilities, deferred	139	124
Other deferred credits and liabilities	66	50
Total deferred credits and other liabilities	10,173	9,945
Total Liabilities	21,110	20,702
Redeemable Preferred Stock	291	291
Common Stockholder's Equity (See accompanying statements)	10,903	9,810
Total Liabilities and Stockholder's Equity	$32,304	$30,803
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
ALABAMA POWER COMPANY
CONDENSED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY (UNAUDITED)

	Number of Common Shares Issued	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balance at December 31, 2019	31	$1,222	$4,755	$3,001	$(23)	$8,955
Net income after dividends on preferred stock	—	—	—	280	—	280
Capital contributions from parent company	—	—	612	—	—	612
Other comprehensive income	—	—	—	—	1	1
Cash dividends on common stock	—	—	—	(239)	—	(239)
Balance at March 31, 2020	31	1,222	5,367	3,042	(22)	9,609
Net income after dividends on preferred stock	—	—	—	298	—	298
Capital contributions from parent company	—	—	1	—	—	1
Other comprehensive income	—	—	—	—	1	1
Cash dividends on common stock	—	—	—	(239)	—	(239)
Balance at June 30, 2020	31	1,222	5,368	3,101	(21)	9,670
Net income after dividends on preferred stock	—	—	—	444	—	444
Capital contributions from parent company	—	—	40	—	—	40
Other comprehensive income	—	—	—	—	1	1
Cash dividends on common stock	—	—	—	(240)	—	(240)
Balance at September 30, 2020	31	$1,222	$5,408	$3,305	$(20)	$9,915

Balance at December 31, 2020	31	$1,222	$5,413	$3,194	$(19)	$9,810
Net income after dividends on preferred stock	—	—	—	359	—	359
Capital contributions from parent company	—	—	602	—	—	602
Other comprehensive income	—	—	—	—	1	1
Cash dividends on common stock	—	—	—	(246)	—	(246)
Balance at March 31, 2021	31	1,222	6,015	3,307	(18)	10,526
Net income after dividends on preferred stock	—	—	—	331	—	331
Capital contributions from parent company	—	—	26	—	—	26
Other comprehensive income	—	—	—	—	1	1
Cash dividends on common stock	—	—	—	(246)	—	(246)
Other	—	—	—	(1)	—	(1)
Balance at June 30, 2021	31	1,222	6,041	3,391	(17)	10,637
Net income after dividends on preferred stock	—	—	—	499	—	499
Capital contributions from parent company	—	—	9	—	—	9
Other comprehensive income	—	—	—	—	5	5
Cash dividends on common stock	—	—	—	(246)	—	(246)
Other	—	—	—	—	(1)	(1)
Balance at September 30, 2021	31	$1,222	$6,050	$3,644	$(13)	$10,903
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements

GEORGIA POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)		(in millions)
Operating Revenues:
Retail revenues	$2,652	$2,435	$6,465	$5,870
Wholesale revenues	63	34	143	85
Other revenues	141	148	442	416
Total operating revenues	2,856	2,617	7,050	6,371
Operating Expenses:
Fuel	432	368	1,088	826
Purchased power, non-affiliates	173	146	461	409
Purchased power, affiliates	288	142	573	393
Other operations and maintenance	544	483	1,558	1,411
Depreciation and amortization	345	358	1,025	1,064
Taxes other than income taxes	130	123	365	344
Estimated loss on Plant Vogtle Units 3 and 4	264	—	772	149
Total operating expenses	2,176	1,620	5,842	4,596
Operating Income	680	997	1,208	1,775
Other Income and (Expense):
Allowance for equity funds used during construction	33	22	94	63
Interest expense, net of amounts capitalized	(106)	(106)	(315)	(322)
Other income (expense), net	42	32	124	93
Total other income and (expense)	(31)	(52)	(97)	(166)
Earnings Before Income Taxes	649	945	1,111	1,609
Income taxes	113	172	81	198
Net Income	$536	$773	$1,030	$1,411
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)		(in millions)
Net Income	$536	$773	$1,030	$1,411
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $—, $—, $—, and $(1), respectively	—	—	—	(2)
Reclassification adjustment for amounts included in net income, net of tax of $1, $—, $2, and $2, respectively	2	2	5	4
Total other comprehensive income (loss)	2	2	5	2
Comprehensive Income	$538	$775	$1,035	$1,413
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
GEORGIA POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2021	2020
	(in millions)
Operating Activities:
Net income	$1,030	$1,411
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	1,164	1,206
Deferred income taxes	(299)	(167)
Allowance for equity funds used during construction	(94)	(63)
Pension, postretirement, and other employee benefits	(112)	(98)
Settlement of asset retirement obligations	(154)	(130)
Storm damage accruals	160	160
Retail fuel cost under recovery – long-term	(203)	—
Estimated loss on Plant Vogtle Units 3 and 4	772	149
Other, net	88	11
Changes in certain current assets and liabilities —
-Receivables	(85)	(168)
-Fossil fuel stock	77	4
-Materials and supplies	(60)	(74)
-Other current assets	(51)	(69)
-Accounts payable	164	25
-Accrued taxes	154	44
-Retail fuel cost over recovery	(113)	84
-Customer refunds	(5)	(162)
-Other current liabilities	(83)	(38)
Net cash provided from operating activities	2,350	2,125
Investing Activities:
Property additions	(2,411)	(2,519)
Nuclear decommissioning trust fund purchases	(766)	(500)
Nuclear decommissioning trust fund sales	761	495
Cost of removal, net of salvage	(99)	(93)
Change in construction payables, net of joint owner portion	(68)	(14)
Payments pursuant to LTSAs	(38)	(44)
Contributions in aid of construction	71	18
Proceeds from dispositions	4	143
Other investing activities	(26)	(12)
Net cash used for investing activities	(2,572)	(2,526)
Financing Activities:
Decrease in notes payable, net	(60)	(115)
Proceeds —
Senior notes	750	1,500
Pollution control revenue bonds	122	53
FFB loan	371	519
Short-term borrowings	—	250
Redemptions and repurchases —
Senior notes	(325)	(950)
Pollution control revenue bonds	(69)	(148)
Short-term borrowings	—	(375)
FFB loan	(75)	(55)
Capital contributions from parent company	1,054	1,379
Payment of common stock dividends	(1,237)	(1,156)
Other financing activities	(26)	(35)
Net cash provided from financing activities	505	867
Net Change in Cash, Cash Equivalents, and Restricted Cash	283	466
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	9	52
Cash, Cash Equivalents, and Restricted Cash at End of Period	$292	$518
Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $47 and $34 capitalized for 2021 and 2020, respectively)	$325	$316
Income taxes, net	237	311
Noncash transactions —
Accrued property additions at end of period	477	523
Right-of-use assets obtained under operating leases	(3)	30
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
GEORGIA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Assets	At September 30, 2021	At December 31, 2020
	(in millions)
Current Assets:
Cash and cash equivalents	$292	$9
Receivables —
Customer accounts	689	621
Unbilled revenues	258	233
Joint owner accounts	106	123
Affiliated	41	21
Other accounts and notes	46	67
Accumulated provision for uncollectible accounts	(2)	(26)
Fossil fuel stock	201	278
Materials and supplies	647	592
Regulatory assets – storm damage	102	213
Regulatory assets – asset retirement obligations	191	166
Other regulatory assets	243	248
Other current assets	255	143
Total current assets	3,069	2,688
Property, Plant, and Equipment:
In service	40,831	39,682
Less: Accumulated provision for depreciation	12,743	12,251
Plant in service, net of depreciation	28,088	27,431
Nuclear fuel, at amortized cost	564	548
Construction work in progress	7,337	6,857
Total property, plant, and equipment	35,989	34,836
Other Property and Investments:
Nuclear decommissioning trusts, at fair value	1,187	1,145
Equity investments in unconsolidated subsidiaries	50	51
Miscellaneous property and investments	66	63
Total other property and investments	1,303	1,259
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	1,193	1,308
Deferred charges related to income taxes	544	527
Regulatory assets – asset retirement obligations, deferred	3,607	3,291
Other regulatory assets, deferred	2,515	2,692
Other deferred charges and assets	712	479
Total deferred charges and other assets	8,571	8,297
Total Assets	$48,932	$47,080
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
GEORGIA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholder's Equity	At September 30, 2021	At December 31, 2020
	(in millions)
Current Liabilities:
Securities due within one year	$672	$542
Notes payable	—	60
Accounts payable —
Affiliated	719	597
Other	761	753
Customer deposits	263	276
Accrued taxes	457	407
Accrued interest	98	130
Accrued compensation	207	233
Operating lease obligations	153	151
Asset retirement obligations	333	287
Over recovered fuel clause revenues	—	113
Other regulatory liabilities	360	228
Other current liabilities	198	254
Total current liabilities	4,221	4,031
Long-term Debt	13,064	12,428
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	3,222	3,272
Deferred credits related to income taxes	2,386	2,588
Accumulated deferred ITCs	321	273
Employee benefit obligations	461	586
Operating lease obligations, deferred	1,008	1,156
Asset retirement obligations, deferred	6,432	5,978
Other deferred credits and liabilities	456	267
Total deferred credits and other liabilities	14,286	14,120
Total Liabilities	31,571	30,579
Common Stockholder's Equity (See accompanying statements)	17,361	16,501
Total Liabilities and Stockholder's Equity	$48,932	$47,080
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
GEORGIA POWER COMPANY
CONDENSED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY (UNAUDITED)

	Number of Common Shares Issued	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balance at December 31, 2019	9	$398	$10,962	$3,756	$(51)	$15,065
Net income	—	—	—	331	—	331
Capital contributions from parent company	—	—	502	—	—	502
Other comprehensive income (loss)	—	—	—	—	(1)	(1)
Cash dividends on common stock	—	—	—	(385)	—	(385)
Balance at March 31, 2020	9	398	11,464	3,702	(52)	15,512
Net income	—	—	—	308	—	308
Capital contributions from parent company	—	—	1	—	—	1
Other comprehensive income	—	—	—	—	2	2
Cash dividends on common stock	—	—	—	(386)	—	(386)
Balance at June 30, 2020	9	398	11,465	3,624	(50)	15,437
Net income	—	—	—	773	—	773
Capital contributions from parent company	—	—	880	—	—	880
Other comprehensive income	—	—	—	—	2	2
Cash dividends on common stock	—	—	—	(386)	—	(386)
Balance at September 30, 2020	9	$398	$12,345	$4,011	$(48)	$16,706

Balance at December 31, 2020	9	$398	$12,361	$3,789	$(47)	$16,501
Net income	—	—	—	351	—	351
Capital contributions from parent company	—	—	332	—	—	332
Other comprehensive income	—	—	—	—	2	2
Cash dividends on common stock	—	—	—	(412)	—	(412)
Balance at March 31, 2021	9	398	12,693	3,728	(45)	16,774
Net income	—	—	—	143	—	143
Capital contributions from parent company	—	—	40	—	—	40
Other comprehensive income	—	—	—	—	1	1
Cash dividends on common stock	—	—	—	(412)	—	(412)
Balance at June 30, 2021	9	398	12,733	3,459	(44)	16,546
Net income	—	—	—	536	—	536
Capital contributions from parent company	—	—	690	—	—	690
Other comprehensive income	—	—	—	—	2	2
Cash dividends on common stock	—	—	—	(413)	—	(413)
Balance at September 30, 2021	9	$398	$13,423	$3,582	$(42)	$17,361
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements

MISSISSIPPI POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)		(in millions)
Operating Revenues:
Retail revenues	$248	$232	$670	$630
Wholesale revenues, non-affiliates	60	61	178	164
Wholesale revenues, affiliates	62	36	120	82
Other revenues	8	7	20	19
Total operating revenues	378	336	988	895
Operating Expenses:
Fuel	139	103	330	266
Purchased power	6	6	21	18
Other operations and maintenance	85	62	230	202
Depreciation and amortization	46	47	138	135
Taxes other than income taxes	33	31	96	90
Total operating expenses	309	249	815	711
Operating Income	69	87	173	184
Other Income and (Expense):
Interest expense, net of amounts capitalized	(16)	(14)	(45)	(45)
Other income (expense), net	7	6	27	19
Total other income and (expense)	(9)	(8)	(18)	(26)
Earnings Before Income Taxes	60	79	155	158
Income taxes	10	12	22	20
Net Income	$50	$67	$133	$138
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)		(in millions)
Net Income	$50	$67	$133	$138
Other comprehensive income (loss):
Qualifying hedges:
Reclassification adjustment for amounts included in net income, net of tax of $—, $—, $—, and $—, respectively	—	—	1	1
Total other comprehensive income (loss)	—	—	1	1
Comprehensive Income	$50	$67	$134	$139
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
MISSISSIPPI POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2021	2020
	(in millions)
Operating Activities:
Net income	$133	$138
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	161	142
Settlement of asset retirement obligations	(18)	(16)
Other, net	(20)	(11)
Changes in certain current assets and liabilities —
-Receivables	(19)	(3)
-Other current assets	(9)	(7)
-Accounts payable	(12)	(54)
-Accrued taxes	(20)	15
-Retail fuel cost over recovery	(19)	—
-Other current liabilities	(18)	(18)
Net cash provided from operating activities	159	186
Investing Activities:
Property additions	(135)	(174)
Construction payables	(11)	7
Payments pursuant to LTSAs	(21)	(20)
Other investing activities	(15)	(13)
Net cash used for investing activities	(182)	(200)
Financing Activities:
Decrease in notes payable, net	(25)	—
Proceeds —
Senior notes	525	—
Short-term borrowings	—	40
Pollution control revenue bonds	—	34
Other long-term debt	—	100
Redemptions —
Senior notes	—	(275)
Short-term borrowings	—	(40)
Pollution control revenue bonds	—	(41)
Other revenue bonds	(270)	—
Other long-term debt	(75)	—
Capital contributions from parent company	103	80
Return of capital to parent company	—	(74)
Payment of common stock dividends	(118)	(37)
Other financing activities	(10)	(1)
Net cash provided from (used for) financing activities	130	(214)
Net Change in Cash, Cash Equivalents, and Restricted Cash	107	(228)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	39	286
Cash, Cash Equivalents, and Restricted Cash at End of Period	$146	$58
Supplemental Cash Flow Information:
Cash paid during the period for —
Interest	$53	$49
Income taxes, net	11	9
Noncash transactions — Accrued property additions at end of period	23	42
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
MISSISSIPPI POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Assets	At September 30, 2021	At December 31, 2020
	(in millions)
Current Assets:
Cash and cash equivalents	$146	$39
Receivables —
Customer accounts, net	46	34
Unbilled revenues	39	38
Affiliated	45	32
Other accounts and notes	27	32
Fossil fuel stock	27	24
Materials and supplies	71	65
Assets from risk management activities, net of collateral	66	1
Other regulatory assets	54	60
Other current assets	11	19
Total current assets	532	344
Property, Plant, and Equipment:
In service	5,078	5,011
Less: Accumulated provision for depreciation	1,568	1,545
Plant in service, net of depreciation	3,510	3,466
Construction work in progress	117	146
Total property, plant, and equipment	3,627	3,612
Other Property and Investments	180	151
Deferred Charges and Other Assets:
Deferred charges related to income taxes	31	32
Regulatory assets – asset retirement obligations	231	201
Other regulatory assets, deferred	371	388
Accumulated deferred income taxes	119	129
Other deferred charges and assets	100	55
Total deferred charges and other assets	852	805
Total Assets	$5,191	$4,912
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
MISSISSIPPI POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholder's Equity	At September 30, 2021	At December 31, 2020
	(in millions)
Current Liabilities:
Securities due within one year	$76	$406
Notes payable	—	25
Accounts payable —
Affiliated	88	63
Other	61	109
Accrued taxes	94	114
Accrued interest	7	15
Accrued compensation	31	34
Asset retirement obligations	19	27
Over recovered regulatory clause liabilities	7	34
Other regulatory liabilities	104	49
Other current liabilities	50	40
Total current liabilities	537	916
Long-term Debt	1,509	1,013
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	464	447
Deferred credits related to income taxes	276	287
Employee benefit obligations	94	113
Asset retirement obligations, deferred	175	150
Other cost of removal obligations	194	194
Other regulatory liabilities, deferred	48	15
Other deferred credits and liabilities	31	35
Total deferred credits and other liabilities	1,282	1,241
Total Liabilities	3,328	3,170
Common Stockholder's Equity (See accompanying statements)	1,863	1,742
Total Liabilities and Stockholder's Equity	$5,191	$4,912
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
MISSISSIPPI POWER COMPANY
CONDENSED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY (UNAUDITED)

	Number of Common Shares Issued	Common Stock	Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balance at December 31, 2019	1	$38	$4,449	$(2,832)	$(3)	$1,652
Net income	—	—	—	32	—	32
Capital contributions from parent company	—	—	76	—	—	76
Return of capital to parent company	—	—	(37)	—	—	(37)
Other	—	—	(1)	—	—	(1)
Balance at March 31, 2020	1	38	4,487	(2,800)	(3)	1,722
Net income	—	—	—	39	—	39
Return of capital to parent company	—	—	(37)	—	—	(37)
Balance at June 30, 2020	1	38	4,450	(2,761)	(3)	1,724
Net income	—	—	—	67	—	67
Capital contributions from parent company	—	—	6	—	—	6
Cash dividends on common stock	—	—	—	(37)	—	(37)
Balance at September 30, 2020	1	$38	$4,456	$(2,731)	$(3)	$1,760

Balance at December 31, 2020	1	$38	$4,460	$(2,754)	$(2)	$1,742
Net income	—	—	—	45	—	45
Capital contributions from parent company	—	—	100	—	—	100
Cash dividends on common stock	—	—	—	(39)	—	(39)
Balance at March 31, 2021	1	38	4,560	(2,748)	(2)	1,848
Net income	—	—	—	38	—	38
Capital contributions from parent company	—	—	2	—	—	2
Cash dividends on common stock	—	—	—	(39)	—	(39)
Other	—	—	—	(1)	1	—
Balance at June 30, 2021	1	38	4,562	(2,750)	(1)	1,849
Net income	—	—	—	50	—	50
Capital contributions from parent company	—	—	3	—	—	3
Cash dividends on common stock	—	—	—	(39)	—	(39)
Balance at September 30, 2021	1	$38	$4,565	$(2,739)	$(1)	$1,863
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)		(in millions)
Operating Revenues:
Wholesale revenues, non-affiliates	$503	$418	$1,231	$1,047
Wholesale revenues, affiliates	167	101	361	279
Other revenues	9	4	18	11
Total operating revenues	679	523	1,610	1,337
Operating Expenses:
Fuel	259	137	540	346
Purchased power	41	19	86	52
Other operations and maintenance	94	89	308	245
Depreciation and amortization	132	129	383	367
Taxes other than income taxes	12	10	35	29
Loss on sales-type lease	15	—	15	—
(Gain) loss on dispositions, net	—	—	(39)	(39)
Total operating expenses	553	384	1,328	1,000
Operating Income	126	139	282	337
Other Income and (Expense):
Interest expense, net of amounts capitalized	(36)	(36)	(111)	(114)
Other income (expense), net	2	13	10	19
Total other income and (expense)	(34)	(23)	(101)	(95)
Earnings Before Income Taxes	92	116	181	242
Income taxes (benefit)	9	14	(3)	27
Net Income	83	102	184	215
Net income (loss) attributable to noncontrolling interests	5	28	(27)	3
Net Income Attributable to Southern Power	$78	$74	$211	$212
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)		(in millions)
Net Income	$83	$102	$184	$215
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $(7), $15, $(16), and $(2), respectively	(21)	44	(48)	(6)
Reclassification adjustment for amounts included in net income, net of tax of $9, $(13), $22, and $(8), respectively	27	(36)	66	(24)
Pension and other postretirement benefit plans:
Reclassification adjustment for amounts included in net income, net of tax of $—, $—, $1, and $—, respectively	1	—	2	2
Total other comprehensive income (loss)	7	8	20	(28)
Comprehensive Income	90	110	204	187
Comprehensive income (loss) attributable to noncontrolling interests	5	28	(27)	3
Comprehensive Income Attributable to Southern Power	$85	$82	$231	$184
The accompanying notes as they relate to Southern Power are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2021	2020
	(in millions)
Operating Activities:
Net income	$184	$215
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	402	386
Deferred income taxes	(16)	(59)
Utilization of federal investment tax credits	237	318
Amortization of investment tax credits	(44)	(44)
(Gain) loss on dispositions, net	(39)	(39)
Other, net	14	(16)
Changes in certain current assets and liabilities —
-Receivables	(117)	(28)
-Prepaid income taxes	63	74
-Other current assets	(5)	(17)
-Accounts payable	55	(12)
-Accrued taxes	15	21
-Other current liabilities	1	(25)
Net cash provided from operating activities	750	774
Investing Activities:
Business acquisitions, net of cash acquired	(345)	(81)
Property additions	(355)	(135)
Proceeds from dispositions	22	663
Change in construction payables	(22)	(12)
Payments pursuant to LTSAs	(61)	(61)
Other investing activities	8	50
Net cash provided from (used for) investing activities	(753)	424
Financing Activities:
Decrease in notes payable, net	(148)	(449)
Proceeds — Senior notes	400	—
Redemptions —
Short-term borrowings	—	(100)
Senior notes	—	(300)
Return of capital to parent company	(271)	—
Capital contributions from noncontrolling interests	415	173
Distributions to noncontrolling interests	(204)	(164)
Purchase of membership interests from noncontrolling interests	—	(60)
Payment of common stock dividends	(153)	(151)
Other financing activities	(6)	(9)
Net cash provided from (used for) financing activities	33	(1,060)
Net Change in Cash, Cash Equivalents, and Restricted Cash	30	138
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	183	279
Cash, Cash Equivalents, and Restricted Cash at End of Period	$213	$417
Supplemental Cash Flow Information:
Cash paid (received) during the period for —
Interest (net of $5 and $10 capitalized for 2021 and 2020, respectively)	$118	$123
Income taxes, net	(235)	(278)
Noncash transactions —
Contributions from noncontrolling interests	89	9
Contributions of wind turbine equipment	82	17
Accrued property additions at end of period	53	44
Right-of-use assets obtained under operating leases	66	30
The accompanying notes as they relate to Southern Power are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Assets	At September 30, 2021	At December 31, 2020
	(in millions)
Current Assets:
Cash and cash equivalents	$192	$182
Receivables —
Customer accounts, net	178	125
Affiliated	68	37
Other	53	27
Materials and supplies	103	157
Prepaid income taxes	15	11
Other current assets	56	36
Total current assets	665	575
Property, Plant, and Equipment:
In service	14,399	13,904
Less: Accumulated provision for depreciation	3,122	2,842
Plant in service, net of depreciation	11,277	11,062
Construction work in progress	274	127
Total property, plant, and equipment	11,551	11,189
Other Property and Investments:
Intangible assets, net of amortization of $104 and $89, respectively	288	302
Equity investments in unconsolidated subsidiaries	83	19
Net investment in sales-type lease	91	—
Total other property and investments	462	321
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	475	415
Prepaid LTSAs	191	155
Accumulated deferred income taxes	—	262
Income taxes receivable, non-current	33	25
Other deferred charges and assets	234	293
Total deferred charges and other assets	933	1,150
Total Assets	$13,611	$13,235
The accompanying notes as they relate to Southern Power are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholders' Equity	At September 30, 2021	At December 31, 2020
	(in millions)
Current Liabilities:
Securities due within one year	$994	$299
Notes payable	27	175
Accounts payable —
Affiliated	110	65
Other	91	92
Accrued taxes —
Accrued income taxes	8	8
Other accrued taxes	27	22
Accrued interest	26	32
Other current liabilities	125	132
Total current liabilities	1,408	825
Long-term Debt	3,021	3,393
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	156	123
Accumulated deferred ITCs	1,629	1,672
Operating lease obligations	489	426
Other deferred credits and liabilities	201	165
Total deferred credits and other liabilities	2,475	2,386
Total Liabilities	6,904	6,604
Total Stockholders' Equity (See accompanying statements)	6,707	6,631
Total Liabilities and Stockholders' Equity	$13,611	$13,235
The accompanying notes as they relate to Southern Power are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Common Stockholders' Equity	Noncontrolling Interests	Total
	(in millions)
Balance at December 31, 2019	$909	$1,485	$(26)	$2,368	$4,254	$6,622
Net income (loss)	—	75	—	75	(31)	44
Other comprehensive income (loss)	—	—	(33)	(33)	—	(33)
Cash dividends on common stock	—	(50)	—	(50)	—	(50)
Capital contributions from noncontrolling interests	—	—	—	—	16	16
Distributions to noncontrolling interests	—	—	—	—	(48)	(48)
Balance at March 31, 2020	909	1,510	(59)	2,360	4,191	6,551
Net income	—	63	—	63	5	68
Other comprehensive income (loss)	—	—	(3)	(3)	—	(3)
Cash dividends on common stock	—	(50)	—	(50)	—	(50)
Capital contributions from noncontrolling interests	—	—	—	—	165	165
Distributions to noncontrolling interests	—	—	—	—	(70)	(70)
Other	(2)	—	—	(2)	—	(2)
Balance at June 30, 2020	907	1,523	(62)	2,368	4,291	6,659
Net income	—	74	—	74	28	102
Return of capital to parent company	(4)	—	—	(4)	—	(4)
Other comprehensive income	—	—	8	8	—	8
Cash dividends on common stock	—	(51)	—	(51)	—	(51)
Capital contributions from noncontrolling interests	—	—	—	—	2	2
Distributions to noncontrolling interests	—	—	—	—	(51)	(51)
Purchase of membership interests from noncontrolling interests	5	—	—	5	(60)	(55)
Other	—	—	—	—	1	1
Balance at September 30, 2020	$908	$1,546	$(54)	$2,400	$4,211	$6,611

    Table of Contents                                Index to Financial Statements
SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Common Stockholders' Equity	Noncontrolling Interests	Total
	(in millions)
Balance at December 31, 2020	$914	$1,522	$(67)	$2,369	$4,262	$6,631
Net income (loss)	—	97	—	97	(32)	65
Return of capital to parent company	(271)	—	—	(271)	—	(271)
Other comprehensive income	—	—	16	16	—	16
Cash dividends on common stock	—	(51)	—	(51)	—	(51)
Capital contributions from noncontrolling interests	—	—	—	—	403	403
Distributions to noncontrolling interests	—	—	—	—	(46)	(46)
Other	(2)	1	(1)	(2)	(1)	(3)
Balance at March 31, 2021	641	1,569	(52)	2,158	4,586	6,744
Net income	—	36	—	36	—	36
Other comprehensive income (loss)	—	—	(3)	(3)	—	(3)
Cash dividends on common stock	—	(51)	—	(51)	—	(51)
Capital contributions from noncontrolling interests	—	—	—	—	29	29
Distributions to noncontrolling interests	—	—	—	—	(68)	(68)
Other	2	—	1	3	—	3
Balance at June 30, 2021	643	1,554	(54)	2,143	4,547	6,690
Net income	—	78	—	78	5	83
Other comprehensive income	—	—	7	7	—	7
Cash dividends on common stock	—	(51)	—	(51)	—	(51)
Capital contributions from noncontrolling interests	—	—	—	—	73	73
Distributions to noncontrolling interests	—	—	—	—	(95)	(95)
Balance at September 30, 2021	$643	$1,581	$(47)	$2,177	$4,530	$6,707
The accompanying notes as they relate to Southern Power are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)		(in millions)
Operating Revenues:
Natural gas revenues (includes revenue taxes of $12, $10, $89, and $79, respectively)	$624	$478	$2,991	$2,356
Alternative revenue programs	(1)	(1)	3	6
Total operating revenues	623	477	2,994	2,362
Operating Expenses:
Cost of natural gas	129	71	943	654
Other operations and maintenance	238	217	776	694
Depreciation and amortization	133	125	396	368
Taxes other than income taxes	36	35	166	154
(Gain) loss on dispositions, net	(121)	—	(127)	2
Total operating expenses	415	448	2,154	1,872
Operating Income	208	29	840	490
Other Income and (Expense):
Earnings from equity method investments	25	33	14	106
Interest expense, net of amounts capitalized	(57)	(57)	(175)	(171)
Other income (expense), net	13	12	(66)	33
Total other income and (expense)	(19)	(12)	(227)	(32)
Earnings Before Income Taxes	189	17	613	458
Income taxes	133	3	224	98
Net Income	$56	$14	$389	$360
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)		(in millions)
Net Income	$56	$14	$389	$360
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $8, $1, $11, and $(6), respectively	23	4	32	(17)
Reclassification adjustment for amounts included in net income, net of tax of $—, $—, $1, and $2, respectively	(2)	1	1	7
Total other comprehensive income (loss)	21	5	33	(10)
Comprehensive Income	$77	$19	$422	$350
The accompanying notes as they relate to Southern Company Gas are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2021	2020
	(in millions)
Operating Activities:
Net income	$389	$360
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	396	368
Deferred income taxes	289	(1)
Mark-to-market adjustments	147	104
Impairment of PennEast Pipeline investment	84	—
(Gain) loss on dispositions, net	(127)	2
Natural gas cost under recovery – long-term	(79)	—
Other, net	32	(21)
Changes in certain current assets and liabilities —
-Receivables	311	403
-Prepaid income taxes	(148)	(19)
-Natural gas cost under recovery	(432)	—
-Other current assets	(78)	(1)
-Accounts payable	30	(75)
-Other current liabilities	(57)	2
Net cash provided from operating activities	757	1,122
Investing Activities:
Property additions	(1,045)	(1,045)
Cost of removal, net of salvage	(74)	(60)
Investment in unconsolidated subsidiaries	(3)	(79)
Proceeds from dispositions	126	178
Other investing activities	30	33
Net cash used for investing activities	(966)	(973)
Financing Activities:
Increase (decrease) in notes payable, net	38	(500)
Proceeds —
Short-term borrowings	300	—
First mortgage bonds	100	150
Senior notes	450	500
Redemptions —
Senior notes	(300)	—
Medium-term notes	(30)	—
Capital contributions from parent company	63	215
Payment of common stock dividends	(397)	(399)
Other financing activities	(2)	(3)
Net cash provided from (used for) financing activities	222	(37)
Net Change in Cash, Cash Equivalents, and Restricted Cash	13	112
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	19	49
Cash, Cash Equivalents, and Restricted Cash at End of Period	$32	$161
Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $6 and $5 capitalized for 2021 and 2020, respectively)	$173	$162
Income taxes, net	85	45
Noncash transactions — Accrued property additions at end of period	146	146
The accompanying notes as they relate to Southern Company Gas are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Assets	At September 30, 2021	At December 31, 2020
	(in millions)
Current Assets:
Cash and cash equivalents	$29	$17
Receivables —
Energy marketing	—	516
Customer accounts	249	353
Unbilled revenues	70	219
Affiliated	1	4
Other accounts and notes	39	51
Accumulated provision for uncollectible accounts	(37)	(40)
Natural gas for sale	368	460
Prepaid expenses	181	48
Assets from risk management activities, net of collateral	75	118
Natural gas cost under recovery	432	—
Other regulatory assets	137	102
Other current assets	44	38
Total current assets	1,588	1,886
Property, Plant, and Equipment:
In service	18,527	17,611
Less: Accumulated depreciation	5,004	4,821
Plant in service, net of depreciation	13,523	12,790
Construction work in progress	691	648
Total property, plant, and equipment	14,214	13,438
Other Property and Investments:
Goodwill	5,015	5,015
Equity investments in unconsolidated subsidiaries	1,174	1,290
Other intangible assets, net of amortization of $142 and $195, respectively	40	51
Miscellaneous property and investments	20	19
Total other property and investments	6,249	6,375
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	72	81
Other regulatory assets, deferred	634	615
Other deferred charges and assets	201	235
Total deferred charges and other assets	907	931
Total Assets	$22,958	$22,630
The accompanying notes as they relate to Southern Company Gas are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholder's Equity	At September 30, 2021	At December 31, 2020
	(in millions)
Current Liabilities:
Securities due within one year	$47	$333
Notes payable	662	324
Energy marketing trade payables	—	494
Accounts payable —
Affiliated	42	56
Other	399	373
Customer deposits	106	90
Accrued taxes	79	83
Accrued interest	68	58
Accrued compensation	87	106
Temporary LIFO liquidation	18	—
Other regulatory liabilities	18	122
Other current liabilities	154	150
Total current liabilities	1,680	2,189
Long-term Debt	6,766	6,293
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	1,571	1,265
Deferred credits related to income taxes	822	847
Employee benefit obligations	260	283
Operating lease obligations	60	67
Other cost of removal obligations	1,675	1,649
Accrued environmental remediation	203	216
Other deferred credits and liabilities	45	54
Total deferred credits and other liabilities	4,636	4,381
Total Liabilities	13,082	12,863
Common Stockholder's Equity (See accompanying statements)	9,876	9,767
Total Liabilities and Stockholder's Equity	$22,958	$22,630
The accompanying notes as they relate to Southern Company Gas are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (UNAUDITED)

	Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balance at December 31, 2019	$9,697	$(198)	$7	$9,506
Net income	—	275	—	275
Return of capital to parent company	(2)	—	—	(2)
Other comprehensive income (loss)	—	—	(15)	(15)
Cash dividends on common stock	—	(133)	—	(133)
Balance at March 31, 2020	9,695	(56)	(8)	9,631
Net income	—	71	—	71
Capital contributions from parent company	200	—	—	200
Cash dividends on common stock	—	(133)	—	(133)
Balance at June 30, 2020	9,895	(118)	(8)	9,769
Net income	—	14	—	14
Capital contributions from parent company	30	—	—	30
Other comprehensive income	—	—	5	5
Cash dividends on common stock	—	(133)	—	(133)
Balance at September 30, 2020	$9,925	$(237)	$(3)	$9,685

Balance at December 31, 2020	$9,930	$(141)	$(22)	$9,767
Net income	—	398	—	398
Capital contributions from parent company	57	—	—	57
Other comprehensive income	—	—	4	4
Cash dividends on common stock	—	(132)	—	(132)
Balance at March 31, 2021	9,987	125	(18)	10,094
Net loss	—	(65)	—	(65)
Capital contributions from parent company	25	—	—	25
Other comprehensive income	—	—	8	8
Cash dividends on common stock	—	(133)	—	(133)
Balance at June 30, 2021	10,012	(73)	(10)	9,929
Net income	—	56	—	56
Capital contributions from parent company	2	—	—	2
Other comprehensive income	—	—	21	21
Cash dividends on common stock	—	(132)	—	(132)
Balance at September 30, 2021	$10,014	$(149)	$11	$9,876
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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(A) INTRODUCTION
The condensed quarterly financial statements of each Registrant included herein have been prepared by such Registrant, without audit, pursuant to the rules and regulations of the SEC. The Condensed Balance Sheets at December 31, 2020 have been derived from the audited financial statements of each Registrant. In the opinion of each Registrant's management, the information regarding such Registrant furnished herein reflects all adjustments, which, except as otherwise disclosed, are of a normal recurring nature, necessary to present fairly the results of operations for the periods ended September 30, 2021 and 2020. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although each Registrant believes that the disclosures regarding such Registrant are adequate to make the information presented not misleading. Disclosures which would substantially duplicate the disclosures in the Form 10-K and details which have not changed significantly in amount or composition since the filing of the Form 10-K are generally omitted from this Quarterly Report on Form 10-Q unless specifically required by GAAP. Therefore, these Condensed Financial Statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K. Due to the seasonal variations in the demand for energy and other factors, including the impacts of the COVID-19 pandemic, operating results for the periods presented are not necessarily indicative of the operating results to be expected for the full year.
Certain prior year data presented in the financial statements have been reclassified to conform to the current year presentation. These reclassifications had no impact on the overall results of operations, financial position, or cash flows of any Registrant.
Goodwill and Other Intangible Assets
Goodwill at September 30, 2021 and December 31, 2020 was as follows:

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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Other intangible assets were as follows:

	At September 30, 2021			At December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Other Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Other Intangible Assets, Net
	(in millions)			(in millions)
Southern Company
Other intangible assets subject to amortization:
Customer relationships	$212	$(148)	$64	$212	$(135)	$77
Trade names	64	(36)	28	64	(31)	33
Storage and transportation contracts(*)	—	—	—	64	(64)	—
PPA fair value adjustments	390	(104)	286	390	(89)	301
Other	10	(8)	2	10	(9)	1
Total other intangible assets subject to amortization	$676	$(296)	$380	$740	$(328)	$412
Other intangible assets not subject to amortization:
Federal Communications Commission licenses	75	—	75	75	—	75
Total other intangible assets	$751	$(296)	$455	$815	$(328)	$487

Southern Power
Other intangible assets subject to amortization:
PPA fair value adjustments	$390	$(104)	$286	$390	$(89)	$301

Southern Company Gas
Other intangible assets subject to amortization:
Gas marketing services
Customer relationships	$156	$(128)	$28	$156	$(119)	$37
Trade names	26	(14)	12	26	(12)	14
Wholesale gas services
Storage and transportation contracts(*)	—	—	—	64	(64)	—
Total other intangible assets subject to amortization	$182	$(142)	$40	$246	$(195)	$51
(*)See Note (K) under "Southern Company Gas" for information regarding the sale of Sequent.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Amortization associated with other intangible assets was as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2021
	(in millions)
Southern Company(a)	$11	$33
Southern Power(b)	5	15
Southern Company Gas(c)	4	11
(a)Includes $5 million and $15 million for the three and nine months ended September 30, 2021, respectively, recorded as a reduction to operating revenues.
(b)Recorded as a reduction to operating revenues.
(c)Relates to gas marketing services.
Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed balance sheets that total to the amount shown in the condensed statements of cash flows for the applicable Registrants:

	Southern Company		Southern Power	Southern Company Gas
	September 30, 2021	December 31, 2020	September 30, 2021	September 30, 2021	December 31, 2020
	(in millions)		(in millions)	(in millions)
Cash and cash equivalents	$2,078	$1,065	$192	$29	$17
Restricted cash(a):
Other current assets	3	2	—	3	2
Other deferred charges and assets	21	—	21	—	—
Total cash, cash equivalents, and restricted cash(b)	$2,101	$1,068	$213	$32	$19
(a)For Southern Company Gas, reflects restricted cash held as collateral for workers' compensation, life insurance, and long-term disability insurance. For Southern Power, reflects restricted cash held for construction payables.
(b)Total may not add due to rounding.
Natural Gas for Sale
With the exception of Nicor Gas, Southern Company Gas records natural gas inventories on a WACOG basis. For any declines in market prices below the WACOG considered to be other than temporary, an adjustment is recorded to reduce the value of natural gas inventories to market value. Nicor Gas' natural gas inventory is carried at cost on a LIFO basis. Inventory decrements occurring during the year that are restored prior to year end are charged to cost of natural gas at the estimated annual replacement cost. Inventory decrements that are not restored prior to year end are charged to cost of natural gas at the actual LIFO cost of the inventory layers liquidated.
Southern Company Gas recorded no material adjustments to natural gas inventories for any period presented. Nicor Gas' inventory decrement at September 30, 2021 is expected to be restored prior to year end.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Asset Retirement Obligations
See Note 6 to the financial statements in Item 8 of the Form 10-K for additional information.
Details of changes in AROs for Southern Company, Alabama Power, Georgia Power, and Mississippi Power during the first nine months of 2021 are shown in the following table. There were no material changes in AROs for the other Registrants during the first nine months of 2021.

	Southern Company	Alabama Power	Georgia Power	Mississippi Power
	(in millions)
Balance at December 31, 2020	$10,684	$3,974	$6,265	$176
Liabilities incurred	17	—	3	—
Liabilities settled	(341)	(152)	(154)	(18)
Accretion	304	116	176	6
Cash flow revisions	945	385	475	30
Balance at September 30, 2021	$11,609	$4,323	$6,765	$194
In August 2021, Alabama Power recorded an increase of approximately $385 million to its AROs related to the CCR Rule and the related state rule based on updated estimates for post-closure costs at its ash ponds and inflation rates.
In September 2021, Georgia Power recorded an increase of approximately $435 million to its AROs related to the CCR Rule and the related state rule based on updated estimates for inflation rates and the timing of closure activities.
In September 2021, Mississippi Power recorded an increase of approximately $30 million to its AROs related to the CCR Rule based on updated estimates for the timing of closure activities, post-closure costs at one of its ash ponds, and inflation rates.
The traditional electric operating companies have periodically updated, and expect to continue periodically updating, their related cost estimates and ARO liabilities for each CCR unit as additional information related to these assumptions becomes available. Some of these updates have been, and future updates may be, material. Additionally, the closure designs and plans in the States of Alabama and Georgia are subject to approval by environmental regulatory agencies. Absent continued recovery of ARO costs through regulated rates, results of operations, cash flows, and financial condition for Southern Company and the traditional electric operating companies could be materially impacted. See Note (B) under "Georgia Power – Rate Plan" for additional information. The ultimate outcome of these matters cannot be determined at this time.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
(B) REGULATORY MATTERS
See Note 2 to the financial statements in Item 8 of the Form 10-K for additional information relating to regulatory matters.
The recovery balances for certain retail regulatory clauses of the traditional electric operating companies and Southern Company Gas at September 30, 2021 and December 31, 2020 were as follows:

Regulatory Clause	Balance Sheet Line Item	September 30, 2021	December 31, 2020
		(in millions)
Alabama Power
Rate CNP Compliance	Other regulatory liabilities, current	$—	$28
	Other regulatory liabilities, deferred	24	—
Rate CNP PPA	Other regulatory assets, deferred	88	58
Retail Energy Cost Recovery	Other regulatory liabilities, current	—	18
	Other regulatory assets, current	79	—
	Other regulatory assets, deferred	6	—
Natural Disaster Reserve	Other regulatory liabilities, deferred	36	77
Georgia Power
Fuel Cost Recovery	Over recovered fuel clause revenues	$—	$113
	Other deferred charges and assets	203	—
Mississippi Power
Fuel Cost Recovery	Over recovered regulatory clause liabilities	$5	$24
Ad Valorem Tax	Other regulatory assets, current	12	11
	Other regulatory assets, deferred	39	41
Property Damage Reserve	Other regulatory liabilities, deferred	—	4
	Other regulatory assets, deferred	16	—
Southern Company Gas
Natural Gas Cost Recovery(*)	Other regulatory liabilities	$—	$88
	Natural gas cost under recovery	432	—
	Other regulatory assets, deferred	79	—
(*)The significant change during the nine months ended September 30, 2021 was primarily driven by an increase in the cost of gas purchased in February 2021 resulting from Winter Storm Uri.
Alabama Power
Certificate of Convenience and Necessity
Energy Alabama, Gasp, Inc., and the Sierra Club filed requests for reconsideration and rehearing with the Alabama PSC regarding the certificate of convenience and necessity (CCN) issued to Alabama Power in August 2020, which authorized, among other things, the construction of Plant Barry Unit 8 and the acquisition of the Central Alabama Generating Station. In December 2020, the Alabama PSC issued an order denying the requests. On January 7, 2021, Energy Alabama and Gasp, Inc. filed a judicial appeal regarding both the Alabama PSC's August 2020 CCN order and the December 2020 order denying reconsideration and rehearing. On March 9, 2021, the Circuit Court of Montgomery County, Alabama granted a motion by Alabama Power to intervene in the appeal. On August 27, 2021, the court affirmed both the August 2020 and December 2020 Alabama PSC orders. On October 7, 2021, Energy Alabama and Gasp, Inc. filed an unopposed motion for voluntary dismissal of their direct appeal previously

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
filed on January 7, 2021. This matter is now concluded. At September 30, 2021, expenditures associated with the construction of Plant Barry Unit 8 included in CWIP totaled approximately $222 million.
Plant Greene County
Alabama Power jointly owns Plant Greene County with an affiliate, Mississippi Power. See Note 5 under "Joint Ownership Agreements" in Item 8 of the Form 10-K for additional information.
On September 9, 2021, the Mississippi PSC issued an order confirming the conclusion of its review of Mississippi Power's 2021 IRP with no deficiencies identified. Mississippi Power's 2021 IRP includes a schedule to retire Mississippi Power's 40% ownership interest in Plant Greene County Units 1 and 2 in December 2025 and 2026, respectively, consistent with each unit's remaining useful life. The Plant Greene County unit retirements identified by Mississippi Power require the completion of transmission and system reliability improvements, as well as agreement by Alabama Power. Alabama Power will continue to monitor the status of the transmission and system reliability improvements. Currently, Alabama Power plans to retire Plant Greene County Units 1 and 2 at the dates indicated. The ultimate outcome of this matter cannot be determined at this time.
Rate NDR
Based on an order from the Alabama PSC, when Alabama Power's NDR balance falls below $50 million, a reserve establishment charge will be activated and the ongoing reserve maintenance charge will be concurrently suspended until the NDR balance reaches $75 million. At September 30, 2021, Alabama Power's NDR balance was $36 million. Effective with October 2021 billings, the reserve maintenance charge component of Rate NDR was suspended and the reserve establishment charge was activated. Alabama Power expects to collect approximately $4 million in the fourth quarter 2021 and $16 million annually under Rate NDR until the NDR balance is restored to $75 million.
Calhoun Generating Station Acquisition
On September 23, 2021, Alabama Power entered into an agreement to acquire all of the equity interests in Calhoun Power Company, LLC, which owns and operates a 743-MW winter peak, simple-cycle, combustion turbine generation facility in Calhoun County, Alabama (Calhoun Generating Station). The total purchase price associated with the acquisition is approximately $180 million, subject to working capital adjustments. The completion of the acquisition is subject to the satisfaction and waiver of certain conditions, including, among other customary conditions, approval by the Alabama PSC and the FERC, as well as the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act. Alabama Power expects to complete the transaction by September 30, 2022.
On October 28, 2021, Alabama Power filed a petition for a CCN with the Alabama PSC to procure additional generating capacity through the acquisition of the Calhoun Generating Station.
Upon certification, Alabama Power expects to recover costs associated with the Calhoun Generating Station through its existing rate structure, primarily Rate CNP New Plant, Rate CNP Compliance, Rate ECR, and Rate RSE.
The ultimate outcome of this matter cannot be determined at this time.
Georgia Power
Rate Plan
Effective January 1, 2021, Georgia Power reduced its amortization of costs associated with CCR AROs by approximately $90 million as approved by the Georgia PSC in conjunction with Georgia Power's annual compliance filings.
In February 2020, the Georgia PSC denied a motion for reconsideration filed by the Sierra Club regarding the Georgia PSC's decision in the 2019 ARP allowing Georgia Power to recover compliance costs for CCR AROs, and, in December 2020, the Superior Court of Fulton County affirmed the decision of the Georgia PSC. On October 25,

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
2021, the Georgia Court of Appeals affirmed the Superior Court of Fulton County's December 2020 order. On November 3, 2021, the Sierra Club filed a motion for reconsideration with the Georgia Court of Appeals. The ultimate outcome of this matter cannot be determined at this time.
In accordance with the terms of the 2019 ARP, on October 1, 2021, Georgia Power filed the following tariff adjustments to become effective January 1, 2022 pending approval by the Georgia PSC:
•increase traditional base tariffs by approximately $192 million;
•decrease the ECCR tariff by approximately $12 million;
•decrease Demand-Side Management tariffs by approximately $25 million; and
•increase Municipal Franchise Fee tariffs by approximately $2 million.
The ultimate outcome of this matter cannot be determined at this time.
See Note 6 to the financial statements in Item 8 of the Form 10-K for additional information regarding Georgia Power's AROs.
Plant Vogtle Unit 3 and Common Facilities Rate Proceeding
On June 15, 2021, Georgia Power filed an application with the Georgia PSC to adjust retail base rates to include the portion of costs related to its investment in Plant Vogtle Unit 3 and the common facilities shared between Plant Vogtle Units 3 and 4 (Common Facilities) previously deemed prudent by the Georgia PSC ($2.38 billion), as well as the related costs of operation. On November 2, 2021, the Georgia PSC voted to approve Georgia Power's application as filed, with the following modifications pursuant to a stipulated agreement between Georgia Power and the staff of the Georgia PSC. Georgia Power will include in rate base $2.1 billion of the $2.38 billion previously deemed prudent by the Georgia PSC and will recover the related depreciation expense through retail base rates. Financing costs on the remaining portion of the total Unit 3 and the Common Facilities construction costs will continue to be recovered through the NCCR tariff or deferred. Georgia Power will defer as a regulatory asset the remaining depreciation expense (approximately $38 million annually) until Unit 4 costs are placed in retail base rates. In addition, the stipulated agreement clarified that following the prudency review, the remaining amount to be placed in retail base rates will be net of the proceeds from the Guarantee Settlement Agreement and will not be used to offset imprudent costs, if any.
The related increase in annual retail base rates of approximately $302 million also includes recovery of all projected operations and maintenance expenses for Unit 3 and the Common Facilities and other related costs of operation, partially offset by the related production tax credits, and will become effective the month after Unit 3 is placed in service. This increase will be partially offset by a decrease in the NCCR tariff of approximately $78 million expected to be effective January 1, 2022.
See "Nuclear Construction" herein for additional information on Plant Vogtle Units 3 and 4.
Deferral of Incremental COVID-19 Costs
Since June 2021, Georgia Power has continued a review of bad debt amounts deferred under the Georgia PSC-approved methodology, including consideration of actual amounts repaid by customers from arrears and installment plans after the disconnection moratorium period ended in July 2020. As a result, Georgia Power has reduced the balance of deferred incremental costs by a total of approximately $23 million through September 30, 2021. At September 30, 2021, the incremental costs deferred totaled approximately $20 million, including approximately $1 million of incremental bad debt costs and $19 million of other incremental costs. The period over which these costs will be recovered is expected to be determined in Georgia Power's next base rate case. The ultimate outcome of this matter cannot be determined at this time.
Fuel Cost Recovery
Georgia Power has established fuel cost recovery rates approved by the Georgia PSC. On October 12, 2021, Georgia Power filed a notification and plan with the Georgia PSC to implement an interim fuel rider and increase

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
fuel rates by 15% effective January 1, 2022, which is expected to increase annual billings by approximately $252 million. The Georgia PSC has 30 days from the filing to approve the plan; however, if the Georgia PSC elects to take no action, the new rates become effective as requested. Georgia Power is currently scheduled to file its next fuel case by February 28, 2023. The ultimate outcome of this matter cannot be determined at this time.
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
Cost and Schedule
Georgia Power's approximate proportionate share of the remaining estimated capital cost to complete Plant Vogtle Units 3 and 4, including contingency, through September 2022 and June 2023, respectively, is as follows:

(in millions)
Base project capital cost forecast(a)(b)	$9,342
Construction contingency estimate	137
Total project capital cost forecast(a)(b)	9,479
Net investment at September 30, 2021(b)	(8,159)
Remaining estimate to complete	$1,320
(a)    Includes approximately $570 million of costs that are not shared with the other Vogtle Owners. Excludes financing costs expected to be capitalized through AFUDC of approximately $318 million, of which $169 million had been accrued through September 30, 2021.
(b)    Net of $1.7 billion received from Toshiba under the Guarantee Settlement Agreement and approximately $188 million in related customer refunds.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Georgia Power estimates that its financing costs for construction of Plant Vogtle Units 3 and 4 will total approximately $3.2 billion, of which $2.8 billion had been incurred through September 30, 2021.
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
In mid-March 2020, Southern Nuclear began implementing policies and procedures designed to mitigate the risk of transmission of COVID-19 at the construction site, including worker distancing measures; isolating individuals who tested positive for COVID-19, showed symptoms consistent with COVID-19, were being tested for COVID-19, or were in close contact with such persons; requiring self-quarantine; and adopting additional precautionary measures. Since March 2020, the number of active cases at the site has fluctuated and impacted productivity levels and pace of activity completion. Through June 2021, the site experienced an overall decline in the number of active cases since the peak in January 2021. During the third quarter 2021, the site experienced a similar peak in August 2021; however, the number of active cases since this peak has declined. The lower productivity levels and slower pace of activity completion experienced since March 2020 contributed to a backlog to the aggressive site work plan established at the beginning of 2020. Georgia Power estimates the productivity impacts of the COVID-19 pandemic have consumed approximately three to four months of schedule margin previously embedded in the site work plan for Unit 3 and Unit 4. In addition, the project continued to face challenges including, but not limited to, higher than expected absenteeism; overall construction and subcontractor labor productivity; system turnover and testing activities; and electrical equipment and commodity installation. As a result of these factors, in January 2021, Southern Nuclear further extended certain milestone dates, including the start of hot functional testing and fuel load for Unit 3, from those established in October 2020.
Following the January 2021 milestone extensions, Southern Nuclear has been performing additional construction remediation work necessary to ensure quality and design standards are met as system turnovers are completed to support hot functional testing, which was completed in July 2021, and fuel load for Unit 3. As a result of challenges including, but not limited to, construction productivity, construction remediation work, the pace of system turnovers, spent fuel pool repairs, and the timeframe and duration for hot functional and other testing, at the end of the second quarter 2021, Southern Nuclear further extended certain milestone dates, including the fuel load for Unit 3, from those established in January 2021. Through the third quarter 2021, the project continued to face challenges including, but not limited to, construction productivity, construction remediation work, and the pace of system turnovers. As a result of these continued challenges, at the end of the third quarter 2021, Southern Nuclear further extended certain milestone dates, including fuel load for Unit 3, from those established at the end of the second quarter 2021. The site work plan currently targets fuel load for Unit 3 in the first quarter 2022 and an in-service date of May 2022 and primarily depends on significant improvements in overall construction productivity and production levels, the volume of construction remediation work, the pace of system and area turnovers, and the progression of startup and other testing. As the site work plan includes minimal margin to these milestone dates, an in-service date in the third quarter 2022 for Unit 3 is projected, although any further delays could result in a later in-service date.
As the result of productivity challenges, at the end of the second quarter 2021, Southern Nuclear also further extended milestone dates for Unit 4 from those established in January 2021. These productivity challenges continued into the third quarter 2021 and some craft and support resources were diverted temporarily to support construction efforts on Unit 3. As a result of these factors, at the end of the third quarter 2021, Southern Nuclear further extended the milestone dates for Unit 4 from those established at the end of the second quarter 2021. The site work plan targets an in-service date of March 2023 for Unit 4 and primarily depends on overall construction productivity and production levels significantly improving as well as appropriate levels of craft laborers, particularly electricians and pipefitters, being added and maintained. As the site work plan includes minimal margin

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
to the milestone dates, an in-service date in the second quarter 2023 for Unit 4 is projected, although any further delays could result in a later in-service date.
As of March 31, 2021, approximately $84 million of the construction contingency established in the fourth quarter 2020 was assigned to the base capital cost forecast for costs primarily associated with the schedule extension for Unit 3 to December 2021, construction productivity, support resources, and construction remediation work. Georgia Power increased its total capital cost forecast as of March 31, 2021 by adding $48 million to the remaining construction contingency. As of June 30, 2021, all of the remaining construction contingency previously established and an additional $341 million was assigned to the base capital cost forecast for costs primarily associated with the schedule extensions for Units 3 and 4, construction remediation work for Unit 3, and construction productivity and support resources for Units 3 and 4. Georgia Power also increased its total capital cost forecast as of June 30, 2021 by adding $119 million to replenish construction contingency. As a result of the factors discussed above, during the third quarter 2021, all of the remaining construction contingency previously established in the second quarter 2021 and an additional $127 million was assigned to the base capital cost forecast for costs primarily associated with the schedule extensions for Units 3 and 4, construction productivity and support resources for Units 3 and 4, and construction remediation work for Unit 3. Georgia Power also increased its total capital cost forecast as of September 30, 2021 by adding $137 million to replenish construction contingency.
After considering the significant level of uncertainty that exists regarding the future recoverability of these costs since the ultimate outcome of these matters is subject to the outcome of future assessments by management, as well as Georgia PSC decisions in future regulatory proceedings, Georgia Power recorded pre-tax charges to income in the first quarter 2021, the second quarter 2021, and the third quarter 2021 of $48 million ($36 million after tax), $460 million ($343 million after tax), and $264 million ($197 million after tax), respectively, for the increases in the total project capital cost forecast. As and when these amounts are spent, Georgia Power may request the Georgia PSC to evaluate those expenditures for rate recovery.
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
There have been technical and procedural challenges to the construction and licensing of Plant Vogtle Units 3 and 4 at the federal and state level and additional challenges may arise. Processes are in place that are designed to ensure compliance with the requirements specified in the Westinghouse Design Control Document and the combined construction and operating licenses, including inspections by Southern Nuclear and the NRC that occur throughout construction. In connection with the additional construction remediation work described above, Southern Nuclear reviewed the project's construction quality programs and, where needed, is implementing improvement plans consistent with these processes. In June 2021, the NRC began a special inspection to review the root cause of this additional construction remediation work and the corresponding corrective action plans. On August 26, 2021, the NRC issued an inspection report with initial findings. Southern Nuclear had already identified and self-reported many of the issues in this report to the NRC and implemented corrective-action plans to resolve these issues. Southern Nuclear responded to the NRC's initial findings on October 5, 2021 and expects a final report from the NRC by November 24, 2021. Findings resulting from this or other inspections could require additional remediation

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
and/or further NRC oversight. In addition, certain license amendment requests have been filed and approved or are pending before the NRC. On March 15, 2021, the NRC denied the Blue Ridge Environmental Defense League's (BREDL) December 2020 motion to reopen proceedings on BREDL's petition challenging a requested license amendment, which has been issued by the NRC staff.
The site work plan currently targets fuel load for Unit 3 in the first quarter 2022. Various design and other licensing-based compliance matters, including the timely submittal by Southern Nuclear of the ITAAC documentation for each unit and the related reviews and approvals by the NRC necessary to support NRC authorization to load fuel, have arisen or may arise, which may result in additional license amendments or require other resolution. If any license amendment requests or other licensing-based compliance issues, including inspections and ITAACs, are not resolved in a timely manner, there may be delays in the project schedule that could result in increased costs.
The ultimate outcome of these matters cannot be determined at this time. However, any extension of the in-service date beyond the third quarter 2022 for Unit 3 or the second quarter 2023 for Unit 4 is currently estimated to result in additional base capital costs for Georgia Power of approximately $25 million per month for Unit 3 and approximately $15 million per month for Unit 4, as well as the related AFUDC and any additional related construction or testing costs. While Georgia Power is not precluded from seeking recovery of any future capital cost forecast increase, management will ultimately determine whether or not to seek recovery. Any further changes to the capital cost forecast that are not expected to be recoverable through regulated rates will be required to be charged to income and such charges could be material.
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
Georgia Power and the other Vogtle Owners do not agree on either the starting dollar amount for the determination of cost increases subject to the cost-sharing and tender provisions of the Global Amendments or the extent to which COVID-19-related costs impact the calculation. Based on the definition in the Global Amendments, Georgia Power believes the starting dollar amount is $18.38 billion and does not believe estimated project costs have reached a level where cost-sharing would be triggered. However, the other Vogtle Owners have asserted the cost increases through September 30, 2021 have reached the cost-sharing thresholds and could be sufficient to trigger the tender provisions under the Global Amendments, which could require Georgia Power to record additional pre-tax charges to income of up to approximately $350 million. On October 29, 2021, Georgia Power and the other Vogtle Owners entered into an agreement to clarify the process for the tender provisions of the Global Amendments, which will provide additional time to resolve these matters.
The ultimate outcome of these matters cannot be determined at this time.
Regulatory Matters
In 2009, the Georgia PSC voted to certify construction of Plant Vogtle Units 3 and 4 with a certified capital cost of $4.418 billion. In addition, in 2009 the Georgia PSC approved inclusion of the Plant Vogtle Units 3 and 4 related CWIP accounts in rate base, and the State of Georgia enacted the Georgia Nuclear Energy Financing Act, which allows Georgia Power to recover financing costs for Plant Vogtle Units 3 and 4. Financing costs are recovered on all applicable certified costs through annual adjustments to the NCCR tariff up to the certified capital cost of $4.418 billion. At September 30, 2021, Georgia Power had recovered approximately $2.7 billion of financing costs. Financing costs related to capital costs above $4.418 billion are being recognized through AFUDC and are expected to be recovered through retail rates over the life of Plant Vogtle Units 3 and 4; however, Georgia Power will not record AFUDC related to any capital costs in excess of the total deemed reasonable by the Georgia PSC (currently

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
$7.3 billion) and not requested for rate recovery. On October 1, 2021, Georgia Power filed a request to decrease the NCCR tariff by $78 million annually, effective January 1, 2022, pending approval by the Georgia PSC.
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
In 2016, the Georgia PSC voted to approve a settlement agreement (Vogtle Cost Settlement Agreement) resolving certain prudency matters in connection with the fifteenth VCM report. In December 2017, the Georgia PSC voted to approve (and issued its related order on January 11, 2018) Georgia Power's seventeenth VCM report and modified the Vogtle Cost Settlement Agreement. The Vogtle Cost Settlement Agreement, as modified by the January 11, 2018 order, resolved the following regulatory matters related to Plant Vogtle Units 3 and 4: (i) none of the $3.3 billion of costs incurred through December 31, 2015 and reflected in the fourteenth VCM report should be disallowed from rate base on the basis of imprudence; (ii) the Contractor Settlement Agreement was reasonable and prudent and none of the $0.3 billion paid pursuant to the Contractor Settlement Agreement should be disallowed from rate base on the basis of imprudence; (iii) (a) capital costs incurred up to $5.68 billion would be presumed to be reasonable and prudent with the burden of proof on any party challenging such costs, (b) Georgia Power would have the burden to show that any capital costs above $5.68 billion were prudent, and (c) a revised capital cost forecast of $7.3 billion (after reflecting the impact of payments received under the Guarantee Settlement Agreement and related customer refunds) was found reasonable; (iv) construction of Plant Vogtle Units 3 and 4 should be completed, with Southern Nuclear serving as project manager and Bechtel as primary contractor; (v) approved and deemed reasonable Georgia Power's revised schedule placing Plant Vogtle Units 3 and 4 in service in November 2021 and November 2022, respectively; (vi) confirmed that the revised cost forecast does not represent a cost cap and that a prudence proceeding on cost recovery will occur following Unit 4 fuel load, consistent with applicable Georgia law; (vii) reduced the ROE used to calculate the NCCR tariff (a) from 10.95% (the ROE rate setting point authorized by the Georgia PSC in the 2013 alternate rate plan) to 10.00% effective January 1, 2016, (b) from 10.00% to 8.30%, effective January 1, 2020, and (c) from 8.30% to 5.30%, effective January 1, 2021 (provided that the ROE in no case will be less than Georgia Power's average cost of long-term debt); (viii) reduced the ROE used for AFUDC equity for Plant Vogtle Units 3 and 4 from 10.00% to Georgia Power's average cost of long-term debt, effective January 1, 2018; and (ix) agreed that effective the first month after Unit 3 reaches commercial operation, retail base rates would be adjusted to include the costs related to Unit 3 and common facilities deemed prudent in the Vogtle Cost Settlement Agreement. The January 11, 2018 order also stated that if Plant Vogtle Units 3 and 4 are not commercially operational by June 1, 2021 and June 1, 2022, respectively, the ROE used to calculate the NCCR tariff will be further reduced by 10 basis points each month (but not lower than Georgia Power's average cost of long-term debt) until the respective Unit is commercially operational. The ROE reductions negatively impacted earnings by approximately $150 million in 2020 and are estimated to have negative earnings impacts of approximately $270 million, $260 million, and $135 million in 2021, 2022, and 2023, respectively. In its January 11, 2018 order, the Georgia PSC also stated if other conditions change and assumptions upon which Georgia Power's seventeenth VCM report are based do not materialize, the Georgia PSC reserved the right to reconsider the decision to continue construction.
The Georgia PSC has approved 24 VCM reports covering periods through December 31, 2020, including total construction capital costs incurred through December 31, 2020 of $7.3 billion (net of $1.7 billion of payments received under the Guarantee Settlement Agreement and approximately $188 million in related customer refunds). In the August 24, 2021 order approving the twenty-fourth VCM report, the Georgia PSC also approved a stipulation addressing the following matters: (i) beginning with its twenty-fifth VCM report, Georgia Power will continue to report to the Georgia PSC all costs incurred during the period for review and will request for approval costs up to the $7.3 billion determined to be reasonable in the Georgia PSC's seventeenth VCM order and (ii) Georgia Power will not seek rate recovery of the $0.7 billion increase to the base capital cost forecast included in the nineteenth VCM report and charged to income by Georgia Power in the second quarter 2018. In addition, the stipulation

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
confirms Georgia Power may request verification and approval of costs above $7.3 billion for inclusion in rate base at a later time, but no earlier than the prudence review contemplated by the seventeenth VCM order described previously. Georgia Power filed its twenty-fifth VCM report with the Georgia PSC on August 31, 2021, which reflects the revised capital cost forecast as of June 30, 2021 of $9.2 billion (net of $1.7 billion of payments received under the Guarantee Settlement Agreement and approximately $188 million in related customer refunds). See "Plant Vogtle Unit 3 and Common Facilities Rate Proceeding" herein for information on Georgia Power's request to adjust retail base rates to include a portion of costs related to its investment in Plant Vogtle Unit 3 and Common Facilities.
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
Integrated Resource Plan
In December 2020, the Mississippi PSC issued an order in the Reserve Margin Plan docket requiring Mississippi Power to incorporate into its 2021 IRP a schedule reflecting the retirement of 950 MWs of fossil-steam generation by year-end 2027 to reduce Mississippi Power's excess reserve margin. On September 9, 2021, the Mississippi PSC issued an order confirming the conclusion of its review of Mississippi Power's 2021 IRP with no deficiencies identified. The 2021 IRP includes a schedule to retire Plant Watson Unit 4 (268 MWs) and Mississippi Power's 40% ownership interest in Plant Greene County Units 1 and 2 (103 MWs each) in December 2023, 2025, and 2026, respectively, consistent with each unit's remaining useful life in the most recent approved depreciation studies. In addition, the schedule reflects the early retirement of Mississippi Power's 50% undivided ownership interest in Plant Daniel Units 1 and 2 (502 MWs) by the end of 2027. The Plant Greene County unit retirements require the completion by Alabama Power of transmission and system reliability improvements, as well as agreement by Alabama Power.
The remaining net book value of Plant Daniel Units 1 and 2 was approximately $520 million at September 30, 2021 and Mississippi Power is continuing to depreciate these units using the current approved rates through the end of 2027. Mississippi Power expects to reclassify the net book value remaining at retirement, which is expected to total approximately $390 million, to a regulatory asset to be amortized over a period to be determined by the Mississippi PSC in future proceedings, consistent with the December 2020 order. The Plant Watson and Greene County units are expected to be fully depreciated upon retirement. The ultimate outcome of these matters cannot be determined at this time.
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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
System Restoration Rider
On October 14, 2021, the Mississippi PSC issued an accounting order giving Mississippi Power the authority to reclassify the retail costs associated with Hurricanes Zeta and Ida to a regulatory asset to be recovered through PEP over a period to be determined in Mississippi Power's 2022 PEP proceeding. At September 30, 2021, these costs totaled approximately $49 million.
On October 25, 2021, Mississippi Power made its annual System Restoration Rider filing with the Mississippi PSC, which requested an annual increase in retail revenues of approximately $9 million primarily for an increase in the property damage reserve accrual. The requested increase is expected to become effective with the first billing cycle following approval by the Mississippi PSC. The filing excludes recovery of the costs associated with Hurricanes Zeta and Ida.
The ultimate outcome of these matters cannot be determined at this time.
Southern Company Gas
Infrastructure Replacement Programs and Capital Projects
Capital expenditures incurred under specific infrastructure replacement programs during the first nine months of 2021 were as follows:

Utility	Program	Nine Months Ended September 30, 2021
		(in millions)
Nicor Gas	Investing in Illinois	$307
Virginia Natural Gas	Steps to Advance Virginia's Energy	36
Total		$343
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
Recovery of the related revenue requirements will be included in either subsequent annual GRAM filings or the new System Reinforcement Rider for authorized large pressure improvement and system reliability projects. On October 14, 2021, Atlanta Gas Light and the staff of the Georgia PSC filed a joint stipulation agreement, under which, for the years 2022 through 2024, Atlanta Gas Light would incrementally reduce its combined GRAM and System Reinforcement Rider request by 10% through Atlanta Gas Light's GRAM mechanism, or $5 million for 2022 based on the initial July 21, 2021 GRAM filing. The stipulation agreement also would provide for $1.7 billion of total capital investment for the years 2022 through 2024. The Georgia PSC is scheduled to vote on this matter later in November 2021. The ultimate outcome of this matter cannot be determined at this time. See "Rate Proceedings – Atlanta Gas Light" herein for additional information.
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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Rate Proceedings
Virginia Natural Gas
On September 14, 2021, the Virginia Commission approved a stipulation agreement related to Virginia Natural Gas' June 2020 general rate case filing, which allows for a $43 million increase in annual base rate revenues, including $14 million related to the recovery of investments under the SAVE program, based on a ROE of 9.5% and an equity ratio of 51.9%. Interim rate adjustments became effective as of November 1, 2020, subject to refund, based on Virginia Natural Gas' original request for an increase of approximately $50 million. Refunds to customers related to the difference between the approved rates and the interim rates will be completed during the fourth quarter 2021.
Atlanta Gas Light
On July 21, 2021, Atlanta Gas Light filed its annual GRAM filing with the Georgia PSC. The filing requested an annual base rate increase of $49 million based on the projected 12-month period beginning January 1, 2022. Later in November 2021, Atlanta Gas Light expects to file an amended GRAM filing in accordance with the reduction agreed to in the October 14, 2021 joint stipulation agreement, as discussed previously under "Infrastructure Replacement Programs and Capital Projects – Atlanta Gas Light" herein. Resolution of the GRAM filing is expected by December 31, 2021, with the new rates to become effective January 1, 2022. The ultimate outcome of this matter cannot be determined at this time.
Deferral of Incremental COVID-19 Costs
Nicor Gas
On March 18, 2021, the Illinois Commission approved a phased-in schedule for disconnections related to non-payment. Nicor Gas began certain disconnections in late April 2021 and resumed normal disconnections in June 2021.
Virginia Natural Gas
On June 30, 2021, the declared state of emergency in Virginia expired, ending the suspension of disconnections related to non-payment. Virginia Natural Gas began certain disconnections in July 2021 and late payment fees resumed in October 2021.
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
The plaintiffs in each of these cases seek to recover, on behalf of Southern Company, unspecified actual damages and, on each plaintiff's own behalf, attorneys' fees and costs in bringing the lawsuit. The plaintiffs also seek certain changes to Southern Company's corporate governance and internal processes. In 2018, the court in each case entered an order staying each lawsuit until 30 days after the settlement of a securities class action filed in January 2017 against Southern Company, certain of its current and former officers, and certain former Mississippi Power officers. In September 2020, the plaintiffs in each case filed a status report noting the settlement of the securities class action and informing the court that the parties had scheduled mediation, which occurred in November 2020. In September 2021, the parties executed a term sheet memorializing a settlement-in-principle of both pending derivative lawsuits. The parties are negotiating a global stipulation of settlement that will apply to both lawsuits and will be subject to approval by the federal court. If approved, the terms of the settlement-in-principle are not expected to have a material impact on Southern Company's financial statements.
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
In July 2020, a group of individual plaintiffs filed a complaint in the Superior Court of Fulton County, Georgia against Georgia Power alleging that releases from Plant Scherer have impacted groundwater, surface water, and air, resulting in alleged personal injuries and property damage. The plaintiffs seek an unspecified amount of monetary

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
damages including punitive damages, a medical monitoring fund, and injunctive relief. In September 2020, Georgia Power filed a motion to dismiss. On October 8, 2021, three additional complaints were filed in the Superior Court of Monroe County, Georgia against Georgia Power alleging that releases from Plant Scherer have impacted groundwater and air, resulting in alleged personal injuries and property damage. The plaintiffs seek an unspecified amount of monetary damages including punitive damages. The amount of any possible losses from these matters cannot be estimated at this time.
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
Georgia Power's environmental remediation liability was $19 million and $15 million at September 30, 2021 and December 31, 2020, respectively. Georgia Power has been designated or identified as a potentially responsible party at sites governed by the Georgia Hazardous Site Response Act and/or by the federal Comprehensive Environmental Response, Compensation, and Liability Act, and assessment and potential cleanup of such sites is expected.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Southern Company Gas' environmental remediation liability was $255 million and $245 million at September 30, 2021 and December 31, 2020, respectively, based on the estimated cost of environmental investigation and remediation associated with known former manufactured gas plant operating sites.
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
On September 27, 2021, PennEast Pipeline announced that further development of the project is no longer supported, and, as a result, all further development of the project has ceased. During the third quarter 2021, Southern Company Gas recorded a pre-tax charge of $2 million ($2 million after tax) related to its share of the project level impairment, as well as $7 million of additional tax expense, resulting in total pre-tax charges of $84 million ($67 million after tax) during 2021 related to the project.
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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The following table disaggregates revenue from contracts with customers for the three and nine months ended September 30, 2021 and 2020:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Three Months Ended September 30, 2021
Operating revenues
Retail electric revenues
Residential	$1,974	$750	$1,138	$86	$—	$—
Commercial	1,432	471	882	79	—	—
Industrial	902	394	428	80	—	—
Other	24	4	18	2	—	—
Total retail electric revenues	4,332	1,619	2,466	247	—	—
Natural gas distribution revenues
Residential	218	—	—	—	—	218
Commercial	55	—	—	—	—	55
Transportation	239	—	—	—	—	239
Industrial	6	—	—	—	—	6
Other	31	—	—	—	—	31
Total natural gas distribution revenues	549	—	—	—	—	549
Wholesale electric revenues
PPA energy revenues	359	61	41	2	261	—
PPA capacity revenues	125	14	14	1	97	—
Non-PPA revenues	63	54	3	120	134	—
Total wholesale electric revenues	547	129	58	123	492	—
Other natural gas revenues
Gas marketing services	45	—	—	—	—	45
Other natural gas revenues	11	—	—	—	—	11
Total natural gas revenues	56	—	—	—	—	56
Other revenues	248	53	112	8	9	—
Total revenue from contracts with customers	5,732	1,801	2,636	378	501	605
Other revenue sources(a)	506	103	220	—	178	18
Total operating revenues	$6,238	$1,904	$2,856	$378	$679	$623

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Nine Months Ended September 30, 2021
Operating revenues
Retail electric revenues
Residential	$4,910	$1,931	$2,765	$214	$—	$—
Commercial	3,727	1,229	2,293	205	—	—
Industrial	2,299	1,048	1,034	217	—	—
Other	70	13	51	6	—	—
Total retail electric revenues	11,006	4,221	6,143	642	—	—
Natural gas distribution revenues
Residential	1,143	—	—	—	—	1,143
Commercial	298	—	—	—	—	298
Transportation	775	—	—	—	—	775
Industrial	29	—	—	—	—	29
Other	187	—	—	—	—	187
Total natural gas distribution revenues	2,432	—	—	—	—	2,432
Wholesale electric revenues
PPA energy revenues	782	143	71	9	575	—
PPA capacity revenues	375	86	41	4	247	—
Non-PPA revenues	181	108	14	283	273	—
Total wholesale electric revenues	1,338	337	126	296	1,095	—
Other natural gas revenues
Wholesale gas services	2,168	—	—	—	—	2,168
Gas marketing services	303	—	—	—	—	303
Other natural gas revenues	27	—	—	—	—	27
Total natural gas revenues	2,498	—	—	—	—	2,498
Other revenues	792	150	362	22	18	—
Total revenue from contracts with customers	18,066	4,708	6,631	960	1,113	4,930
Other revenue sources(a)	2,979	311	419	28	497	1,763
Other adjustments(b)	(3,699)	—	—	—	—	(3,699)
Total operating revenues	$17,346	$5,019	$7,050	$988	$1,610	$2,994

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Contract Balances
The following table reflects the closing balances of receivables, contract assets, and contract liabilities related to revenues from contracts with customers at September 30, 2021 and December 31, 2020:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Accounts Receivable
At September 30, 2021	$2,343	$712	$904	$90	$170	$329
At December 31, 2020	2,614	632	806	77	112	788
Contract Assets
At September 30, 2021	$165	$5	$103	$—	$1	$—
At December 31, 2020	158	2	71	—	—	—
Contract Liabilities
At September 30, 2021	$65	$6	$39	$1	$2	$—
At December 31, 2020	61	6	27	1	1	1
At September 30, 2021 and December 31, 2020, Georgia Power had contract assets primarily related to fixed retail customer bill programs, where the payment is contingent upon Georgia Power's continued performance and the customer's continued participation in the program over a one-year contract term, and unregulated service agreements, where payment is contingent on project completion. Contract liabilities for Georgia Power relate to cash collections recognized in advance of revenue for unregulated service agreements. Southern Company's unregulated distributed generation business had $55 million and $81 million of contract assets and $19 million and $27 million of contract liabilities at September 30, 2021 and December 31, 2020, respectively, for outstanding performance obligations.
Revenues recognized by Southern Company in the three and nine months ended September 30, 2021, which were included in contract liabilities at December 31, 2020, were $5 million and $25 million, respectively, and immaterial for all other Registrants.
Remaining Performance Obligations
The traditional electric operating companies and Southern Power have long-term contracts with customers in which revenues are recognized as performance obligations are satisfied over the contract term. These contracts primarily relate to PPAs whereby the traditional electric operating companies and Southern Power provide electricity and generation capacity to a customer. The revenue recognized for the delivery of electricity is variable; however, certain PPAs include a fixed payment for fixed generation capacity over the term of the contract. Southern Company's unregulated distributed generation business also has partially satisfied performance obligations related to certain fixed price contracts. Revenues from contracts with customers related to these performance obligations remaining at September 30, 2021 are expected to be recognized as follows:

	2021 (remaining)	2022	2023	2024	2025	Thereafter
	(in millions)
Southern Company	$156	$543	$347	$327	$307	$2,667
Alabama Power	13	32	24	7	5	—
Georgia Power	22	64	43	23	21	41
Southern Power	70	323	281	297	281	2,644

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Revenue expected to be recognized for performance obligations remaining at September 30, 2021 was immaterial for Mississippi Power.
Lease Income
Lease income for the three and nine months ended September 30, 2021 and 2020 is as follows:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
For the Three Months Ended September 30, 2021
Lease income - interest income on sales-type leases	$4	$—	$—	$4	$—	$—
Lease income - operating leases	56	21	11	—	21	9
Variable lease income	143	—	—	—	151	—
Total lease income	$203	$21	$11	$4	$172	$9

For the Nine Months Ended September 30, 2021
Lease income - interest income on sales-type leases	$11	$—	$—	$10	$—	$—
Lease income - operating leases	168	62	31	1	64	26
Variable lease income	355	—	—	—	379	—
Total lease income	$534	$62	$31	$11	$443	$26

For the Three Months Ended September 30, 2020
Lease income - interest income on sales-type leases	$3	$—	$—	$3	$—	$—
Lease income - operating leases	50	11	14	—	21	9
Variable lease income	145	—	—	—	153	—
Total lease income	$198	$11	$14	$3	$174	$9

For the Nine Months Ended September 30, 2020
Lease income - interest income on sales-type leases	$8	$—	$—	$8	$—	$—
Lease income - operating leases	148	24	44	1	66	26
Variable lease income	345	—	—	—	368	—
Total lease income	$501	$24	$44	$9	$434	$26
Lease payments received under tolling arrangements and PPAs consist of either scheduled payments or variable payments based on the amount of energy produced by the underlying electric generating units. Lease income for Alabama Power and Southern Power is included in wholesale revenues.
Lease Receivables
Mississippi Power
Mississippi Power completed construction of additional leased assets under an existing sales-type lease during the second quarter 2021. Upon completion of construction, the book value was transferred from CWIP to lease receivables. At September 30, 2021, the lease receivable related to the additional leased assets totaled $39 million and is primarily included in other property and investments. The transfer represents a noncash investing transaction for purposes of the statements of cash flows.
Southern Power
During the third quarter 2021, Southern Power completed construction of a portion of the Garland battery energy storage facility assets and recorded a $15 million loss upon commencement of the related PPA, which Southern

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Power accounts for as a sales-type lease. The lease has an initial term of 20 years. Upon commencement of the lease, the $113 million book value of the assets was derecognized from CWIP and a lease receivable was recorded. At September 30, 2021, the current portion of the lease receivable of $8 million is included in other current assets and the long-term portion of $91 million is included in net investment in sales-type lease on the balance sheet. The transfer represented a noncash investing transaction for purposes of the statement of cash flows. The undiscounted cash flows expected to be received by Southern Power for assets under the lease are as follows:

At September 30, 2021
(in millions)
2021 (remaining)	$2
2022	8
2023	8
2024	8
2025	8
2026	8
Thereafter	115
Total undiscounted cash flows	$157
Net investment in sales-type lease(*)	99
Difference between undiscounted cash flows and discounted cash flows	$58
(*)Included in other current assets and other property and investments on the balance sheet.
See Note (K) under "Southern Power" for additional information on the Garland battery energy storage facility.
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
SP Solar and SP Wind
At September 30, 2021 and December 31, 2020, SP Solar had total assets of $6.2 billion and $6.1 billion, respectively, total liabilities of $364 million and $387 million, respectively, and noncontrolling interests of $1.1 billion. Cash distributions from SP Solar are allocated 67% to Southern Power and 33% to Global Atlantic in accordance with their partnership interest percentage. Under the terms of the limited partnership agreement, distributions without limited partner consent are limited to available cash and SP Solar is obligated to distribute all such available cash to its partners each quarter. Available cash includes all cash generated in the quarter subject to the maintenance of appropriate operating reserves.
At September 30, 2021 and December 31, 2020, SP Wind had total assets of $2.3 billion and $2.4 billion, respectively, total liabilities of $157 million and $138 million, respectively, and noncontrolling interests of $42 million and $43 million, respectively. Under the terms of the limited liability agreement, distributions without Class A member consent are limited to available cash and SP Wind is obligated to distribute all such available cash to its members each quarter. Available cash includes all cash generated in the quarter subject to the maintenance of appropriate operating reserves. Cash distributions from SP Wind are generally allocated 60% to Southern Power and 40% to the three financial investors in accordance with the limited liability agreement.

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
At September 30, 2021 and December 31, 2020, the other VIEs had total assets of $1.9 billion and $1.1 billion, respectively, total liabilities of $263 million and $110 million, respectively, and noncontrolling interests of $902 million and $454 million, respectively. Under the terms of the partnership agreements, distributions of all available cash are required each month or quarter and additional distributions require partner consent.
Equity Method Investments
At September 30, 2021 and December 31, 2020, Southern Power had equity method investments in wind and battery energy storage projects totaling $83 million and $19 million, respectively. Earnings (loss) from these investments were immaterial for all periods presented.
Southern Company Gas
Equity Method Investments
The carrying amounts of Southern Company Gas' equity method investments at September 30, 2021 and December 31, 2020 and related earnings (loss) from those investments for the three and nine months ended September 30, 2021 and 2020 were as follows:

Investment Balance	September 30, 2021	December 31, 2020
	(in millions)
SNG	$1,130	$1,167
PennEast Pipeline(*)	11	91
Other	33	32
Total	$1,174	$1,290
(*)Investment balance at September 30, 2021 reflects pre-tax impairment charges totaling $84 million recorded during 2021. See Note (C) under "Other Matters – Southern Company Gas" for additional information, including the September 2021 cancellation of the project.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
Earnings (Loss) from Equity Method Investments	2021	2020	2021	2020
	(in millions)
SNG	$27	$30	$93	$95
PennEast Pipeline(a)(b)	(2)	2	(81)	5
Other(a)(c)	—	1	2	6
Total	$25	$33	$14	$106
(a)Earnings primarily result from AFUDC equity recorded by the project entity.
(b)Includes pre-tax impairment charges totaling $2 million and $84 million for the three and nine months ended September 30, 2021, respectively. See Note (C) under "Other Matters – Southern Company Gas" for additional information, including the September 2021 cancellation of the project.
(c)On March 24, 2020, Southern Company Gas completed the sale of its interests in Atlantic Coast Pipeline and Pivotal LNG. See Note 15 to the financial statements under "Southern Company Gas" in Item 8 of the Form 10-K for additional information.
(F) FINANCING
Bank Credit Arrangements
See Note 8 to the financial statements under "Bank Credit Arrangements" in Item 8 of the Form 10-K for additional information.
At September 30, 2021, committed credit arrangements with banks were as follows:

	Expires
Company	2022	2023	2024	2026	Total	Unused	Due within One Year
	(in millions)
Southern Company parent	$—	$—	$—	$2,000	$2,000	$1,999	$—
Alabama Power	—	—	550	700	1,250	1,250	—
Georgia Power	—	—	—	1,750	1,750	1,726	—
Mississippi Power	—	125	150	—	275	250	—
Southern Power(a)	—	—	—	600	600	568	—
Southern Company Gas(b)	250	—	—	1,500	1,750	1,747	250
SEGCO	30	—	—	—	30	30	30
Southern Company	$280	$125	$700	$6,550	$7,655	$7,570	$280
(a)Does not include Southern Power Company's $75 million and $60 million continuing letter of credit facilities for standby letters of credit expiring in 2023, of which $23 million and $1 million, respectively, was unused at September 30, 2021. Southern Power's subsidiaries are not parties to its bank credit arrangements or letter of credit facilities.
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
As reflected in the table above, in May 2021, Southern Company, Alabama Power, Georgia Power, and Southern Power each amended and restated certain of its multi-year credit arrangements, which, among other things, extended the maturity dates from 2024 to 2026. Alabama Power also decreased the borrowing capacity under its credit arrangement now maturing in 2026 from $800 million to $700 million. Also in May 2021, Southern Company Gas Capital, along with Nicor Gas, amended and restated their multi-year credit arrangement to extend the maturity date from 2024 to 2026 and decrease the aggregate borrowing capacity from $1.75 billion to $1.5 billion. In addition,

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Southern Company Gas Capital entered into a new $250 million credit arrangement, which is guaranteed by Southern Company Gas, that matures in 2022. In June 2021, Mississippi Power amended and restated certain of its multi-year credit arrangements aggregating $150 million, which, among other things, extended the maturity dates from 2022 to 2024. In August 2021, Alabama Power amended and restated one of its multi-year credit arrangements, which, among other things, extended the maturity date from 2022 to 2024 and increased the borrowing capacity from $525 million to $550 million.
Subject to applicable market conditions, Southern Company and its subsidiaries expect to renew or replace their bank credit arrangements as needed, prior to expiration. In connection therewith, Southern Company and its subsidiaries may extend the maturity dates and/or increase or decrease the lending commitments thereunder.
These bank credit arrangements, as well as the term loan arrangements of the Registrants, Nicor Gas, and SEGCO, contain covenants that limit debt levels and contain cross-acceleration or, in the case of Southern Power, cross-default provisions to other indebtedness (including guarantee obligations) that are restricted only to the indebtedness of the individual company. Such cross-default provisions to other indebtedness would trigger an event of default if Southern Power defaulted on indebtedness or guarantee obligations over a specified threshold. Such cross-acceleration provisions to other indebtedness would trigger an event of default if the applicable borrower defaulted on indebtedness, the payment of which was then accelerated. At September 30, 2021, the Registrants, Nicor Gas, and SEGCO were in compliance with all such covenants. None of the bank credit arrangements contain material adverse change clauses at the time of borrowings.
A portion of the unused credit with banks is allocated to provide liquidity support to the revenue bonds of the traditional electric operating companies and the commercial paper programs of the Registrants, Nicor Gas, and SEGCO. The amount of variable rate revenue bonds of the traditional electric operating companies outstanding requiring liquidity support at September 30, 2021 was approximately $1.6 billion (comprised of approximately $854 million at Alabama Power, $672 million at Georgia Power, and $34 million at Mississippi Power). In addition, at September 30, 2021, Georgia Power and Mississippi Power had approximately $262 million and $50 million, respectively, of fixed rate revenue bonds outstanding that are required to be remarketed within the next 12 months.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
As reported shares	1,061	1,058	1,060	1,058
Effect of stock-based compensation	7	6	7	6
Diluted shares	1,068	1,064	1,067	1,064
For all periods presented, an immaterial number of stock-based compensation awards was not included in the diluted earnings per share calculation because the awards were anti-dilutive.
An immaterial number of shares related to the equity units issued in 2019 was included in the calculations of diluted earnings per share for the nine months ended September 30, 2020. There were no such amounts for all other periods presented.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
(G) INCOME TAXES
See Note 10 to the financial statements in Item 8 of the Form 10-K for additional tax information.
Current and Deferred Income Taxes
Tax Credit and Net Operating Loss Carryforwards
Southern Company had federal ITC and PTC carryforwards (primarily related to Southern Power) totaling $1.2 billion at September 30, 2021 compared to $1.4 billion at December 31, 2020.
The federal ITC and PTC carryforwards begin expiring in 2036 and 2032, respectively, but are expected to be fully utilized by 2024. The utilization of each Registrant's estimated tax credit and state net operating loss carryforwards and related valuation allowances could be impacted by numerous factors, including the acquisition of additional renewable projects, the purchase of rights to additional PTCs of Plant Vogtle Units 3 and 4 pursuant to certain joint ownership agreements, changes in taxable income projections, and potential income tax rate changes. See Note (B) and Note 2 to the financial statements in Item 8 of the Form 10-K under "Georgia Power – Nuclear Construction" for additional information on Plant Vogtle Units 3 and 4.
Valuation Allowances
Details of significant changes in valuation allowances for the applicable Registrants are provided below:

	Southern Company	Georgia Power
	(in millions)
Federal	$20	$—
State (net of federal benefit)	92	28
Balance at December 31, 2020	$112	$28

Federal	$20	$—
State (net of federal benefit)	122	58
Balance at September 30, 2021	$142	$58
The increase in valuation allowances, net of federal benefit, for Southern Company and Georgia Power during 2021 was primarily due to Georgia Power's projected inability to utilize certain state tax credit carryforwards.
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
Southern Company's effective tax rate was 17.5% for the nine months ended September 30, 2021 compared to 13.9% for the corresponding period in 2020. The effective tax rate increase was primarily related to changes in state apportionment rates as a result of the sale of Sequent, an increase in the valuation allowance on certain state tax credit carryforwards, and the tax impact of the second quarter 2020 charge to earnings associated with a leveraged lease investment. See "Valuation Allowances" herein, Note (K) under "Southern Company Gas," and Note 3 to the financial statements in Item 8 of the Form 10-K under "Other Matters – Southern Company" for additional information.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Georgia Power
Georgia Power's effective tax rate was 7.3% for the nine months ended September 30, 2021 compared to 12.3% for the corresponding period in 2020. The effective tax rate decrease was primarily due to higher charges to earnings in 2021 associated with the construction of Plant Vogtle Units 3 and 4, partially offset by an increase in the valuation allowance on certain state tax credit carryforwards. See "Valuation Allowances" herein and Note (B) under "Georgia Power – Nuclear Construction" for additional information.
Southern Power
Southern Power's effective tax benefit rate was (1.6)% for the nine months ended September 30, 2021 compared to an effective tax rate of 11.3% for the corresponding period in 2020. The effective tax rate decrease was primarily due to changes in state apportionment methodology resulting from tax legislation enacted by the State of Alabama in February 2021, as well as the tax impact from the sale of Plant Mankato in January 2020. See Note 15 to the financial statements under "Southern Power" in Item 8 of the Form 10-K for additional information.
Southern Company Gas
Southern Company Gas' effective tax rate was 36.6% for the nine months ended September 30, 2021 compared to 21.4% for the corresponding period in 2020. The effective tax rate increase was primarily related to changes in state apportionment rates as a result of the sale of Sequent. See Note (K) under "Southern Company Gas" for additional information.
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
On each Registrant's condensed statements of income, the service cost component of net periodic benefit costs is included in other operations and maintenance expenses and all other components of net periodic benefit costs are included in other income (expense), net. Components of the net periodic benefit costs for the three and nine months ended September 30, 2021 and 2020 are presented in the following tables.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Three Months Ended September 30, 2021
Pension Plans
Service cost	$109	$26	$28	$4	$2	$10
Interest cost	87	20	26	4	2	6
Expected return on plan assets	(298)	(72)	(94)	(14)	(4)	(21)
Amortization:
Prior service costs	—	—	—	—	—	(1)
Regulatory asset	—	—	—	—	—	3
Net (gain)/loss	78	21	25	4	1	3
Net periodic pension cost (income)	$(24)	$(5)	$(15)	$(2)	$1	$—

Postretirement Benefits
Service cost	$6	$2	$2	$1	$1	$—
Interest cost	9	2	3	—	—	1
Expected return on plan assets	(19)	(8)	(7)	(1)	—	(2)
Amortization:
Regulatory asset	—	—	—	—	—	2
Net (gain)/loss	1	—	1	—	—	(1)
Net periodic postretirement benefit cost (income)	$(3)	$(4)	$(1)	$—	$1	$—

Nine Months Ended September 30, 2021
Pension Plans
Service cost	$326	$77	$84	$13	$7	$28
Interest cost	260	61	78	12	4	18
Expected return on plan assets	(893)	(215)	(282)	(41)	(11)	(64)
Amortization:
Prior service costs	—	—	1	—	—	(2)
Regulatory asset	—	—	—	—	—	11
Net (gain)/loss	235	62	75	11	3	9
Net periodic pension cost (income)	$(72)	$(15)	$(44)	$(5)	$3	$—

Postretirement Benefits
Service cost	$18	$5	$5	$1	$1	$1
Interest cost	26	6	9	1	—	3
Expected return on plan assets	(57)	(22)	(20)	(2)	—	(6)
Amortization:
Prior service costs	(1)	—	—	—	—	—
Regulatory asset	—	—	—	—	—	5
Net (gain)/loss	3	—	2	—	—	(2)
Net periodic postretirement benefit cost (income)	$(11)	$(11)	$(4)	$—	$1	$1

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Three Months Ended September 30, 2020
Pension Plans
Service cost	$94	$23	$24	$3	$2	$8
Interest cost	108	25	33	5	1	8
Expected return on plan assets	(274)	(66)	(87)	(13)	(4)	(20)
Amortization:
Prior service costs	—	1	—	—	—	(1)
Regulatory asset	—	—	—	—	—	4
Net (gain)/loss	67	17	22	4	1	2
Net periodic pension cost (income)	$(5)	$—	$(8)	$(1)	$—	$1

Postretirement Benefits
Service cost	$6	$1	$2	$(1)	$1	$—
Interest cost	13	4	5	1	—	2
Expected return on plan assets	(18)	(7)	(7)	—	—	(2)
Amortization:
Prior service costs	—	—	(1)	—	—	—
Regulatory asset	—	—	—	—	—	2
Net (gain)/loss	1	—	1	—	—	(1)
Net periodic postretirement benefit cost (income)	$2	$(2)	$—	$—	$1	$1

Nine Months Ended September 30, 2020
Pension Plans
Service cost	$282	$67	$72	$11	$6	$24
Interest cost	324	75	100	15	4	23
Expected return on plan assets	(824)	(198)	(261)	(38)	(10)	(59)
Amortization:
Prior service costs	1	1	1	—	—	(2)
Regulatory asset	—	—	—	—	—	12
Net (gain)/loss	201	53	65	10	2	7
Net periodic pension cost (income)	$(16)	$(2)	$(23)	$(2)	$2	$5

Postretirement Benefits
Service cost	$17	$4	$5	$—	$1	$1
Interest cost	40	10	15	2	—	5
Expected return on plan assets	(54)	(21)	(20)	(1)	—	(5)
Amortization:
Prior service costs	(1)	—	(1)	—	—	—
Regulatory asset	—	—	—	—	—	5
Net (gain)/loss	2	—	2	—	—	(2)
Net periodic postretirement benefit cost (income)	$4	$(7)	$1	$1	$1	$4

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
(I) FAIR VALUE MEASUREMENTS
At September 30, 2021, assets and liabilities measured at fair value on a recurring basis during the period, together with their associated level of the fair value hierarchy, were as follows:

	Fair Value Measurements Using:
At September 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value as a Practical Expedient (NAV)	Total
	(in millions)
Southern Company
Assets:
Energy-related derivatives(a)	$75	$425	$—	$—	$500
Interest rate derivatives	—	25	—	—	25
Foreign currency derivatives	—	20	—	—	20
Investments in trusts:(b)(c)
Domestic equity	738	237	—	—	975
Foreign equity	167	183	—	—	350
U.S. Treasury and government agency securities	—	352	—	—	352
Municipal bonds	—	48	—	—	48
Pooled funds – fixed income	—	14	—	—	14
Corporate bonds	2	472	—	—	474
Mortgage and asset backed securities	—	92	—	—	92
Private equity	—	—	—	123	123
Cash and cash equivalents	5	—	—	—	5
Other	29	13	—	—	42
Cash equivalents	1,498	9	—	—	1,507
Other investments	9	26	—	—	35
Total	$2,523	$1,916	$—	$123	$4,562
Liabilities:
Energy-related derivatives(a)	$27	$17	$—	$—	$44
Interest rate derivatives	—	16	—	—	16
Foreign currency derivatives	—	43	—	—	43
Contingent consideration	—	—	16	—	16
Other	—	13	—	—	13
Total	$27	$89	$16	$—	$132

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Fair Value Measurements Using:
At September 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value as a Practical Expedient (NAV)	Total
	(in millions)
Alabama Power
Assets:
Energy-related derivatives	$—	$104	$—	$—	$104
Interest rate derivatives	—	5	—	—	5
Nuclear decommissioning trusts:(b)
Domestic equity	444	227	—	—	671
Foreign equity	167	—	—	—	167
U.S. Treasury and government agency securities	—	22	—	—	22
Municipal bonds	—	1	—	—	1
Corporate bonds	2	243	—	—	245
Mortgage and asset backed securities	—	22	—	—	22
Private equity	—	—	—	123	123
Other	6	—	—	—	6
Cash equivalents	443	9	—	—	452
Other investments	—	26	—	—	26
Total	$1,062	$659	$—	$123	$1,844
Liabilities:
Energy-related derivatives	$—	$4	$—	$—	$4

Georgia Power
Assets:
Energy-related derivatives	$—	$166	$—	$—	$166
Nuclear decommissioning trusts:(b)(c)
Domestic equity	294	1	—	—	295
Foreign equity	—	180	—	—	180
U.S. Treasury and government agency securities	—	330	—	—	330
Municipal bonds	—	47	—	—	47
Corporate bonds	—	229	—	—	229
Mortgage and asset backed securities	—	70	—	—	70
Other	23	13	—	—	36
Cash equivalents	240	—	—	—	240
Total	$557	$1,036	$—	$—	$1,593
Liabilities:
Energy-related derivatives	$—	$4	$—	$—	$4

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Fair Value Measurements Using:
At September 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value as a Practical Expedient (NAV)	Total
	(in millions)
Mississippi Power
Assets:
Energy-related derivatives	$—	$105	$—	$—	$105
Cash equivalents	121	—	—	—	121
Total	$121	$105	$—	$—	$226
Liabilities:
Energy-related derivatives	$—	$3	$—	$—	$3

Southern Power
Assets:
Energy-related derivatives	$—	$10	$—	$—	$10
Foreign currency derivatives	—	20	—	—	20
Total	$—	$30	$—	$—	$30
Liabilities:
Energy-related derivatives	$—	$2	$—	$—	$2
Foreign currency derivatives	—	11	—	—	11
Contingent consideration	—	—	16	—	16
Other	—	13	—	—	13
Total	$—	$26	$16	$—	$42

Southern Company Gas
Assets:
Energy-related derivatives(a)	$75	$40	$—	$—	$115
Interest rate derivatives	—	6	—	—	6
Non-qualified deferred compensation trusts:
Domestic equity	—	9	—	—	9
Foreign equity	—	3	—	—	3
Pooled funds – fixed income	—	14	—	—	14
Cash equivalents	5	—	—	—	5
Total	$80	$72	$—	$—	$152
Liabilities:
Energy-related derivatives(a)	$27	$4	$—	$—	$31
Interest rate derivatives	—	4	—	—	4
Total	$27	$8	$—	$—	$35
(a)Excludes cash collateral of $(20) million.
(b)Excludes receivables related to investment income, pending investment sales, payables related to pending investment purchases, and currencies. See Note 6 to the financial statements in Item 8 of the Form 10-K for additional information.
(c)Includes investment securities pledged to creditors and collateral received and excludes payables related to the securities lending program. At September 30, 2021, approximately $57 million of the fair market value of Georgia Power's nuclear decommissioning trust funds' securities were on loan to creditors under the funds' managers' securities lending program. See Note 6 to the financial statements in Item 8 of the Form 10-K for additional information.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
See Note (K) under "Assets Held for Sale" for information regarding assets recorded at fair value on a nonrecurring basis.
Southern Company, Alabama Power, and Georgia Power continue to elect the option to fair value investment securities held in the nuclear decommissioning trust funds. The fair value of the funds, including reinvested interest and dividends and excluding the funds' expenses, increased (decreased) by the amounts shown in the table below for the nine months ended September 30, 2021 and 2020. The changes were recorded as a change to the regulatory assets and liabilities related to AROs for Georgia Power and Alabama Power, respectively.

Fair value increases (decreases)	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
	(in millions)
Southern Company	$9	$108	$173	$85
Alabama Power	15	66	133	24
Georgia Power	(6)	42	40	61
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
Southern Power also has payment obligations through 2040 whereby it must reimburse the transmission owners for interconnection facilities and network upgrades constructed to support connection of a Southern Power generating facility to the transmission system. The obligations are categorized as Level 2 under Fair Value Measurements as the fair value is determined using observable inputs for the contracted amounts and reimbursement period, as well as a discount rate. The fair value of the obligations reflects the net present value of expected payments.
"Other investments" include investments traded in the open market that have maturities greater than 90 days, which are categorized as Level 2 under Fair Value Measurements and are comprised of corporate bonds, bank certificates of deposit, treasury bonds, and/or agency bonds.
At September 30, 2021, the fair value measurements of private equity investments held in Alabama Power's nuclear decommissioning trusts that are calculated at net asset value per share (or its equivalent) as a practical expedient totaled $123 million and unfunded commitments related to the private equity investments totaled $72 million. Private equity investments include high-quality private equity funds across several market sectors and funds that invest in real estate assets. Private equity funds do not have redemption rights. Distributions from these funds will be received as the underlying investments in the funds are liquidated.
At September 30, 2021, other financial instruments for which the carrying amount did not equal fair value were as follows:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas(*)
	(in billions)
Long-term debt, including securities due within one year:
Carrying amount	$51.9	$9.1	$13.6	$1.6	$4.0	$6.8
Fair value	57.6	10.4	15.2	1.7	4.4	7.8
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
Commodity Contracts with Level 3 Valuation Inputs
Prior to July 1, 2021, Southern Company Gas had Level 3 physical natural gas forward contracts related to Sequent. See Note (K) under "Southern Company Gas" for information regarding the sale of Sequent. Since commodity contracts classified as Level 3 typically include a combination of observable and unobservable components, the changes in fair value may include amounts due in part to observable market factors, or changes to assumptions on

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
the unobservable components. The following table provides a reconciliation of Southern Company Gas' Level 3 contracts during the three and nine months ended September 30, 2021.

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
	(in millions)
Beginning balance	$18	$28
Instruments realized or otherwise settled during period	—	(6)
Changes in fair value	—	(4)
Sale of Sequent	(18)	(18)
Ending balance	$—	$—
Changes in fair value of Level 3 instruments represent changes in gains and losses for the periods that are reported on Southern Company Gas' statements of income in natural gas revenues prior to the sale of Sequent.
(J) DERIVATIVES
Southern Company, the traditional electric operating companies, Southern Power, and Southern Company Gas are exposed to market risks, including commodity price risk, interest rate risk, weather risk, and occasionally foreign currency exchange rate risk. To manage the volatility attributable to these exposures, each company nets its exposures, where possible, to take advantage of natural offsets and enters into various derivative transactions for the remaining exposures pursuant to each company's policies in areas such as counterparty exposure and risk management practices. Through the sale of Sequent on July 1, 2021, Southern Company Gas' wholesale gas operations used various contracts in its commercial activities that generally met the definition of derivatives. For the traditional electric operating companies, Southern Power, and Southern Company Gas' other businesses, each company's policy is that derivatives are to be used primarily for hedging purposes and mandates strict adherence to all applicable risk management policies. Derivative positions are monitored using techniques including, but not limited to, market valuation, value at risk, stress testing, and sensitivity analysis. Derivative instruments are recognized at fair value in the balance sheets as either assets or liabilities and are presented on a net basis. See Note (I) for additional fair value information. In the statements of cash flows, any cash impacts of settled energy-related and interest rate derivatives are recorded as operating activities. Any cash impacts of settled foreign currency derivatives are classified as operating or financing activities to correspond with the classification of the hedged interest or principal, respectively. See Note 1 to the financial statements under "Financial Instruments" in Item 8 of the Form 10-K for additional information. See Note (K) under "Southern Company Gas" for information regarding Southern Company Gas' sale of Sequent.
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
At September 30, 2021, the net volume of energy-related derivative contracts for natural gas positions, together with the longest hedge date over which the respective entity is hedging its exposure to the variability in future cash flows for forecasted transactions and the longest non-hedge date for derivatives not designated as hedges, were as follows:

	Net Purchased mmBtu	Longest Hedge Date	Longest Non-Hedge Date
	(in millions)
Southern Company(*)	336	2030	2024
Alabama Power	75	2024	—
Georgia Power	99	2024	—
Mississippi Power	79	2025	—
Southern Power	6	2030	2022
Southern Company Gas(*)	77	2024	2024
(*)Southern Company Gas' derivative instruments include both long and short natural gas positions. A long position is a contract to purchase natural gas and a short position is a contract to sell natural gas. Southern Company Gas' volume represents the net of long natural gas positions of 91.4 million mmBtu and short natural gas positions of 14.3 million mmBtu at September 30, 2021, which is also included in Southern Company's total volume. See Note (K) under "Southern Company Gas" for information regarding Southern Company Gas' sale of Sequent.
In addition to the volumes discussed above, the traditional electric operating companies and Southern Power enter into physical natural gas supply contracts that provide the option to sell back excess natural gas due to operational constraints. The maximum expected volume of natural gas subject to such a feature is 41 million mmBtu for Southern Company, which includes 10 million mmBtu for Alabama Power, 13 million mmBtu for Georgia Power, 5 million mmBtu for Mississippi Power, and 13 million mmBtu for Southern Power.
For cash flow hedges of energy-related derivatives, the estimated pre-tax gains (losses) expected to be reclassified from accumulated OCI to earnings for the 12-month period ending September 30, 2022 are immaterial for all Registrants.

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
At September 30, 2021, the following interest rate derivatives were outstanding:

	Notional Amount	Interest Rate Received	Weighted Average Interest Rate Paid	Hedge Maturity Date	Fair Value Gain (Loss) at September 30, 2021
	(in millions)				(in millions)
Cash Flow Hedges of Forecasted Debt
Alabama Power	$150	—	1.91%	August 2051	$5
Fair Value Hedges of Existing Debt
Southern Company parent	400	1.75%	1-month LIBOR + 0.68%	March 2028	(2)
Southern Company parent	1,000	3.70%	1-month LIBOR + 2.36%	April 2030	3
Southern Company Gas	500	1.75%	1-month LIBOR + 0.38%	January 2031	2
Southern Company	$2,050				$8
For cash flow hedge interest rate derivatives, the estimated pre-tax gains (losses) expected to be reclassified from accumulated OCI to interest expense for the 12-month period ending September 30, 2022 total $(22) million for Southern Company and are immaterial for all other Registrants. Deferred gains and losses related to interest rate derivatives are expected to be amortized into earnings through 2051 for the Southern Company parent entity, 2051 for Alabama Power, 2044 for Georgia Power, 2028 for Mississippi Power, and 2046 for Southern Company Gas.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Foreign Currency Derivatives
Southern Company and certain subsidiaries, including Southern Power, may enter into foreign currency derivatives to hedge exposure to changes in foreign currency exchange rates, such as that arising from the issuance of debt denominated in a currency other than U.S. dollars. Derivatives related to forecasted transactions are accounted for as cash flow hedges where the derivatives' fair value gains or losses are recorded in OCI and are reclassified into earnings at the same time and on the same income statement line as the earnings effect of the hedged transactions, including foreign currency gains or losses arising from changes in the U.S. currency exchange rates. Derivatives related to existing fixed rate securities are accounted for as fair value hedges, where the derivatives' fair value gains or losses and hedged items' fair value gains or losses are both recorded directly to earnings on the same income statement line item, including foreign currency gains or losses arising from changes in the U.S. currency exchange rates. Southern Company has elected to exclude the cross-currency basis spread from the assessment of effectiveness in the fair value hedges of its foreign currency risk and record any difference between the change in the fair value of the excluded components and the amounts recognized in earnings as a component of OCI.
At September 30, 2021, the following foreign currency derivatives were outstanding:

	Pay Notional	Pay Rate	Receive Notional	Receive Rate	Hedge Maturity Date	Fair Value Gain (Loss) at September 30, 2021
	(in millions)		(in millions)			(in millions)
Fair Value Hedges of Existing Debt
Southern Company parent	$1,476	3.39%	€1,250	1.88%	September 2027	$(32)

Cash Flow Hedges of Existing Debt
Southern Power	$677	2.95%	€600	1.00%	June 2022	$9
Southern Power	564	3.78%	500	1.85%	June 2026	—
Southern Power total	$1,241		€1,100			$9

Southern Company	$2,717		€2,350			$(23)
The estimated pre-tax gain (loss) related to Southern Power's foreign currency derivatives accounted for as cash flow hedges expected to be reclassified from accumulated OCI to earnings for the 12-month period ending September 30, 2022 is $(4) million.
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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The fair value of energy-related derivatives, interest rate derivatives, and foreign currency derivatives was reflected in the balance sheets as follows:

	At September 30, 2021		At December 31, 2020
Derivative Category and Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
	(in millions)		(in millions)
Southern Company
Derivatives designated as hedging instruments for regulatory purposes
Energy-related derivatives:
Assets from risk management activities/Other current liabilities	$308	$9	$24	$11
Other deferred charges and assets/Other deferred credits and liabilities	118	6	18	19
Total derivatives designated as hedging instruments for regulatory purposes	$426	$15	$42	$30
Derivatives designated as hedging instruments in cash flow and fair value hedges
Energy-related derivatives:
Assets from risk management activities/Other current liabilities	$41	$—	$3	$5
Other deferred charges and assets/Other deferred credits and liabilities	4	—	—	—
Interest rate derivatives:
Assets from risk management activities/Other current liabilities	25	—	20	—
Other deferred charges and assets/Other deferred credits and liabilities	—	16	—	—
Foreign currency derivatives:
Assets from risk management activities/Other current liabilities	9	33	—	23
Other deferred charges and assets/Other deferred credits and liabilities	11	10	87	—
Total derivatives designated as hedging instruments in cash flow and fair value hedges	$90	$59	$110	$28
Derivatives not designated as hedging instruments
Energy-related derivatives:
Assets from risk management activities/Other current liabilities	$29	$29	$388	$331
Other deferred charges and assets/Other deferred credits and liabilities	1	—	270	232
Total derivatives not designated as hedging instruments	$30	$29	$658	$563
Gross amounts recognized	$546	$103	$810	$621
Gross amounts offset(a)	(57)	(37)	(529)	(557)
Net amounts recognized in the Balance Sheets(b)	$489	$66	$281	$64

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	At September 30, 2021		At December 31, 2020
Derivative Category and Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
	(in millions)		(in millions)
Alabama Power
Derivatives designated as hedging instruments for regulatory purposes
Energy-related derivatives:
Other current assets/Other current liabilities	$67	$2	$7	$2
Other deferred charges and assets/Other deferred credits and liabilities	37	2	5	5
Total derivatives designated as hedging instruments for regulatory purposes	$104	$4	$12	$7
Derivatives designated as hedging instruments in cash flow and fair value hedges
Interest rate derivatives:
Other current assets/Other current liabilities	$5	$—	$—	$—
Gross amounts recognized	$109	$4	$12	$7
Gross amounts offset	(3)	(3)	(7)	(7)
Net amounts recognized in the Balance Sheets	$106	$1	$5	$—

Georgia Power
Derivatives designated as hedging instruments for regulatory purposes
Energy-related derivatives:
Other current assets/Other current liabilities	$124	$2	$7	$5
Other deferred charges and assets/Other deferred credits and liabilities	42	2	8	8
Total derivatives designated as hedging instruments for regulatory purposes	$166	$4	$15	$13
Gross amounts recognized	$166	$4	$15	$13
Gross amounts offset	(3)	(3)	(12)	(12)
Net amounts recognized in the Balance Sheets	$163	$1	$3	$1

Mississippi Power
Derivatives designated as hedging instruments for regulatory purposes
Energy-related derivatives:
Other current assets/Other current liabilities	$66	$1	$4	$3
Other deferred charges and assets/Other deferred credits and liabilities	39	2	5	6
Total derivatives designated as hedging instruments for regulatory purposes	$105	$3	$9	$9
Gross amounts recognized	$105	$3	$9	$9
Gross amounts offset	(2)	(2)	(7)	(7)
Net amounts recognized in the Balance Sheets	$103	$1	$2	$2

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	At September 30, 2021		At December 31, 2020
Derivative Category and Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
	(in millions)		(in millions)
Southern Power
Derivatives designated as hedging instruments in cash flow and fair value hedges
Energy-related derivatives:
Other current assets/Other current liabilities	$8	$—	$2	$2
Other deferred charges and assets/Other deferred credits and liabilities	1	—	—	—
Foreign currency derivatives:
Other current assets/Other current liabilities	9	11	—	23
Other deferred charges and assets/Other deferred credits and liabilities	11	—	87	—
Total derivatives designated as hedging instruments in cash flow and fair value hedges	$29	$11	$89	$25
Derivatives not designated as hedging instruments
Energy-related derivatives:
Other current assets/Other current liabilities	$1	$2	$—	$1
Total derivatives not designated as hedging instruments	$1	$2	$—	$1
Gross amounts recognized	$30	$13	$89	$26
Gross amounts offset	(1)	(1)	—	—
Net amounts recognized in the Balance Sheets	$29	$12	$89	$26

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	At September 30, 2021		At December 31, 2020
Derivative Category and Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
	(in millions)		(in millions)
Southern Company Gas
Derivatives designated as hedging instruments for regulatory purposes
Energy-related derivatives:
Assets from risk management activities/Other current liabilities	$51	$4	$6	$1
Total derivatives designated as hedging instruments for regulatory purposes	$51	$4	$6	$1
Derivatives designated as hedging instruments in cash flow and fair value hedges
Energy-related derivatives:
Assets from risk management activities/Other current liabilities	$33	$—	$1	$3
Other deferred charges and assets/Other deferred credits and liabilities	3	—	—	—
Interest rate derivatives:
Assets from risk management activities/Liabilities from risk management activities-current	6	—	—	—
Other deferred charges and assets/Other deferred credits and liabilities	—	4	—	—
Total derivatives designated as hedging instruments in cash flow and fair value hedges	$42	$4	$1	$3
Derivatives not designated as hedging instruments
Energy-related derivatives:
Assets from risk management activities/Other current liabilities	$28	$27	$388	$330
Other deferred charges and assets/Other deferred credits and liabilities	1	—	270	232
Total derivatives not designated as hedging instruments	$29	$27	$658	$562
Gross amounts recognized	$122	$35	$665	$566
Gross amounts offset(a)	(48)	(28)	(503)	(531)
Net amounts recognized in the Balance Sheets(b)	$74	$7	$162	$35
(a)Gross amounts offset include cash collateral held on deposit in broker margin accounts of $(20) million and $28 million at September 30, 2021 and December 31, 2020, respectively.
(b)Net amounts of derivative instruments outstanding exclude immaterial premium and intrinsic value associated with weather derivatives for both periods presented.
The traditional electric operating companies had no energy-related derivatives not designated as hedging instruments at September 30, 2021 or December 31, 2020.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
At September 30, 2021 and December 31, 2020, the pre-tax effects of unrealized derivative gains (losses) arising from energy-related derivative instruments designated as regulatory hedging instruments and deferred were as follows:

Regulatory Hedge Unrealized Gain (Loss) Recognized in the Balance Sheet
Derivative Category and Balance Sheet Location	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Company Gas
	(in millions)
At September 30, 2021:
Energy-related derivatives:
Other regulatory assets, current	$(5)	$(1)	$(1)	$—	$(3)
Other regulatory liabilities, current	297	66	123	66	42
Other regulatory liabilities, deferred	112	35	40	37	—
Total energy-related derivative gains (losses)	$404	$100	$162	$103	$39

At December 31, 2020:
Energy-related derivatives:
Other regulatory assets, deferred	$(2)	$—	$(1)	$(1)	$—
Other regulatory liabilities, current	12	5	2	1	4
Other regulatory liabilities, deferred	2	1	1	—	—
Total energy-related derivative gains (losses)	$12	$6	$2	$—	$4

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
For the three and nine months ended September 30, 2021 and 2020, the pre-tax effects of cash flow and fair value hedge accounting on accumulated OCI were as follows:

Gain (Loss) Recognized in OCI on Derivative	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)		(in millions)
Southern Company
Cash flow hedges:
Energy-related derivatives	$38	$9	$59	$2
Interest rate derivatives	5	1	7	(27)
Foreign currency derivatives	(36)	54	(79)	(10)
Fair value hedges(*):
Foreign currency derivatives	(4)	—	(4)	—
Total	$3	$64	$(17)	$(35)
Southern Power
Cash flow hedges:
Energy-related derivatives	$8	$5	$16	$2
Foreign currency derivatives	(36)	54	(79)	(10)
Total	$(28)	$59	$(63)	$(8)
Southern Company Gas
Cash flow hedges:
Energy-related derivatives	$30	$4	$43	$—
Interest rate derivatives	—	1	—	(24)
Total	$30	$5	$43	$(24)
(*)Represents amounts excluded from the assessment of effectiveness for which the difference between changes in fair value and periodic amortization is recorded in OCI.
For the three and nine months ended September 30, 2021 and 2020, the pre-tax effects of interest rate derivatives designated as cash flow hedging instruments on accumulated OCI were immaterial for the other Registrants.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
For the three and nine months ended September 30, 2021 and 2020, the pre-tax effects of cash flow and fair value hedge accounting on income were as follows:

Location and Amount of Gain (Loss) Recognized in Income on Cash Flow and Fair Value Hedging Relationships	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)		(in millions)
Southern Company
Total cost of natural gas	$129	$71	$943	$654
Gain (loss) on energy-related cash flow hedges(a)	2	—	—	(8)
Total depreciation and amortization	896	889	2,658	2,619
Gain (loss) on energy-related cash flow hedges(a)	3	(1)	6	(3)
Total interest expense, net of amounts capitalized	(451)	(443)	(1,352)	(1,343)
Gain (loss) on interest rate cash flow hedges(a)	(7)	(6)	(20)	(19)
Gain (loss) on foreign currency cash flow hedges(a)	(6)	(6)	(18)	(18)
Gain (loss) on interest rate fair value hedges(b)	(4)	(3)	(16)	27
Total other income (expense), net	131	113	297	319
Gain (loss) on foreign currency cash flow hedges(a)(c)	(34)	56	(76)	52
Gain (loss) on foreign currency fair value hedges	(32)	—	(32)	—
Amount excluded from effectiveness testing recognized in earnings	4	—	4	—
Southern Power
Total depreciation and amortization	$132	$129	$383	$367
Gain (loss) on energy-related cash flow hedges(a)	3	(1)	6	(3)
Total interest expense, net of amounts capitalized	(36)	(36)	(111)	(114)
Gain (loss) on foreign currency cash flow hedges(a)	(6)	(6)	(18)	(18)
Total other income (expense), net	2	13	10	19
Gain (loss) on foreign currency cash flow hedges(a)(c)	(34)	56	(76)	52
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
For the three and nine months ended September 30, 2021 and 2020, the pre-tax effects of cash flow and fair value hedge accounting on income for energy-related derivatives and interest rate derivatives were immaterial for the traditional electric operating companies and Southern Company Gas.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
At September 30, 2021 and December 31, 2020, the following amounts were recorded on the balance sheets related to cumulative basis adjustments for fair value hedges:

	Carrying Amount of the Hedged Item		Cumulative Amount of Fair Value Hedging Adjustment included in Carrying Amount of the Hedged Item
Balance Sheet Location of Hedged Items	At September 30, 2021	At December 31, 2020	At September 30, 2021	At December 31, 2020
	(in millions)		(in millions)
Southern Company
Securities due within one year	$—	$(1,509)	$—	$(10)
Long-term debt	(3,320)	—	—	—

Southern Company Gas
Long-term debt	$(497)	$—	$(1)	$—
For the three and nine months ended September 30, 2021 and 2020, the pre-tax effects of energy-related derivatives not designated as hedging instruments on the statements of income of Southern Company and Southern Company Gas were as follows:

		Gain (Loss)
		Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in Non-Designated Hedging Relationships	Statements of Income Location	2021	2020	2021	2020
		(in millions)		(in millions)
Energy-related derivatives:	Natural gas revenues(*)	$(2)	$(30)	$(122)	$54
	Cost of natural gas	20	5	36	18
Total derivatives in non-designated hedging relationships		$18	$(25)	$(86)	$72
(*)Excludes immaterial gains (losses) recorded in natural gas revenues associated with weather derivatives for all periods presented.
For the three and nine months ended September 30, 2021 and 2020, the pre-tax effects of energy-related derivatives not designated as hedging instruments were immaterial for all other Registrants.
Contingent Features
Southern Company, the traditional electric operating companies, Southern Power, and Southern Company Gas do not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain derivatives that could require collateral, but not accelerated payment, in the event of various credit rating changes of certain Southern Company subsidiaries. At September 30, 2021, the Registrants had no collateral posted with derivative counterparties to satisfy these arrangements.
At September 30, 2021, the Registrants had no interest rate derivative liabilities with contingent features. At September 30, 2021, the fair value of energy-related derivative liabilities with contingent features and the maximum potential collateral requirements arising from the credit-risk-related contingent features, at a rating below BBB- and/or Baa3, were immaterial for all Registrants. The maximum potential collateral requirements arising from the credit-risk-related contingent features for the traditional electric operating companies and Southern Power include certain agreements that could require collateral in the event that one or more Southern Company power pool participants has a credit rating change to below investment grade. Following the sale of Gulf Power to NextEra Energy, Inc., Gulf Power is continuing to participate in the Southern Company power pool for a defined transition period that, subject to certain potential adjustments, is scheduled to end on January 1, 2024.

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
Alabama Power and Southern Power maintain accounts with certain regional transmission organizations to facilitate financial derivative transactions and they may be required to post collateral based on the value of the positions in these accounts and the associated margin requirements. At September 30, 2021, cash collateral posted in these accounts was immaterial. Southern Company Gas maintains accounts with brokers or the clearing houses of certain exchanges to facilitate financial derivative transactions. Based on the value of the positions in these accounts and the associated margin requirements, Southern Company Gas may be required to deposit cash into these accounts. At September 30, 2021, cash collateral held on deposit in broker margin accounts was $(20) million.
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
Southern Company
On October 29, 2021, Southern Company completed the sale of assets subject to a leveraged lease to the lessee for $45 million. No gain or loss was recognized on the sale. During the fourth quarter 2021, income tax benefits of approximately $16 million will be recognized as a result of the sale. At September 30, 2021, the leveraged lease investment was classified as held for sale. See Note 3 to the financial statements under "Other Matters – Southern Company" in Item 8 of the Form 10-K and "Assets Held for Sale" herein for additional information.
Alabama Power
On September 23, 2021, Alabama Power entered into an agreement to acquire all of the equity interests in Calhoun Power Company, LLC, which owns and operates the Calhoun Generating Station. See Note (B) under "Alabama Power – Calhoun Generating Station Acquisition" for additional information.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Southern Power
Asset Acquisition
During the nine months ended September 30, 2021, Southern Power acquired a controlling membership interest in the wind facility listed below. Acquisition-related costs were expensed as incurred and were not material.

Project Facility	Resource	Seller	Approximate Nameplate Capacity (MW)	Location	Southern Power Ownership Percentage	COD	PPA Contract Period
Deuel Harvest(*)	Wind	Invenergy Renewables, LLC	300	Deuel County, SD	100% of Class B	February 2021	25 years and 15 years
(*)On March 26, 2021, Southern Power acquired a controlling interest in the project from Invenergy Renewables LLC and, on March 30, 2021, Southern Power completed a tax equity transaction whereby it sold the Class A membership interests in the project. Southern Power consolidates the project's operating results in its financial statements and the tax equity partner and Invenergy Renewables LLC each own a noncontrolling interest.
Construction Projects
During the nine months ended September 30, 2021, Southern Power completed construction of and placed in service 45 MWs of the Garland battery energy storage facility and continued construction of the Tranquillity battery energy storage facility, the Glass Sands wind facility, and the remainder of the Garland battery energy storage facility. Total aggregate construction costs, excluding acquisition costs, are expected to be between $400 million and $460 million for the facilities under construction. At September 30, 2021, total costs of construction incurred for these projects were $341 million, of which $228 million remains in CWIP. The ultimate outcome of these matters cannot be determined at this time.

Project Facility	Resource	Approximate Nameplate Capacity (MW)	Location	Actual/Expected COD	PPA Contract Period
Projects Under Construction at September 30, 2021
Garland Solar Storage(a)	Battery energy storage system	88	Kern County, CA	September 2021 and fourth quarter 2021(b)	20 years
Tranquillity Solar Storage(a)	Battery energy storage system	72	Fresno County, CA	Fourth quarter 2021 and first quarter 2022	20 years
Glass Sands(c)	Wind	118	Murray County, OK	Fourth quarter 2021	12 years
(a)During the third quarter 2021, Southern Power further restructured its ownership in the Garland and Tranquillity battery energy storage projects and completed tax equity transactions whereby it sold the Class A membership interests in the projects. Southern Power consolidates each project's operating results in its financial statements and the tax equity partner and two other partners each own a noncontrolling interest.
(b)The facility has a total capacity of 88 MWs, of which 45 MWs were placed in service in September 2021 and 43 MWs are expected to be placed in service later in the fourth quarter 2021.
(c)In December 2020, Southern Power purchased 100% of the membership interests of the Glass Sands facility.
Development Projects
Southern Power continues to evaluate and refine the deployment of the remaining wind turbine equipment purchased in 2016 and 2017 for development and construction projects. During the nine months ended September 30, 2021, gains on wind turbine equipment contributed to various equity method investments totaled approximately $37 million.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Southern Company Gas
Sale of Sequent
On July 1, 2021, Southern Company Gas affiliates completed the sale of Sequent to Williams Field Services Group for a total cash purchase price of $159 million, including final working capital adjustments. The preliminary pre-tax gain associated with the transaction is approximately $121 million ($93 million after tax). As a result of the sale, changes in state apportionment rates resulted in $85 million of additional tax expense.
Prior to the sale, Southern Company Gas had existing agreements in place in which it guaranteed the payment performance of Sequent. Southern Company Gas will continue to guarantee Sequent's payment performance for a period of time as Williams Field Services Group obtains releases from these obligations. At September 30, 2021, the obligations subject to the payment performance guarantee totaled $36 million. Changes in the price of natural gas, market conditions, and the number of open contracts may change the amount that Southern Company Gas is required to guarantee for Sequent each month. The maximum potential exposure over the period of the payment performance guarantee generally is capped at $1 billion. At closing, Williams Field Services Group issued a payment performance guarantee to Southern Company Gas, equal to the outstanding guarantee obligation throughout this period.
Southern Company Gas' sale of Sequent did not represent a strategic shift in operations that has, or is expected to have, a major effect on its operations and financial results; therefore, none of the assets were classified as discontinued operations for any of the periods presented.
Sale of Pivotal LNG
In connection with its March 2020 sale of Pivotal LNG, Southern Company Gas was entitled to two $5 million payments contingent upon Dominion Modular LNG Holdings, Inc. meeting certain milestones related to Pivotal LNG. Southern Company Gas received the first payment on April 22, 2021 and expects to receive the second payment in February 2022.
Assets Held for Sale
The following table provides the major classes of assets classified as held for sale by Southern Company at September 30, 2021 and December 31, 2020:

	Southern Company
	At September 30,	At December 31,
	2021	2020
	(in millions)
Assets Held for Sale:
Total property, plant, and equipment	$6	$8
Leveraged leases	45	52
Total Assets Held for Sale	$51	$60
Southern Company's assets held for sale at September 30, 2021 and December 31, 2020 were recorded at fair value on a nonrecurring basis, based primarily on unobservable inputs (Level 3). See "Southern Company" herein for additional information.

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
Southern Company's reportable business segments are the sale of electricity by the traditional electric operating companies, the sale of electricity in the competitive wholesale market by Southern Power, and the sale of natural gas and other complementary products and services by Southern Company Gas. Revenues from sales by Southern Power to the traditional electric operating companies were $167 million and $361 million for the three and nine months ended September 30, 2021, respectively, and $101 million and $279 million for the three and nine months ended September 30, 2020, respectively. Revenues from sales of natural gas from Southern Company Gas to the traditional electric operating companies were immaterial for all periods presented. Revenues from sales of natural gas from Southern Company Gas to Southern Power were $18 million for the nine months ended September 30, 2021, which represented sales from Sequent through June 30, 2021, and $9 million and $22 million for the three and nine months ended September 30, 2020, respectively. The "All Other" column includes the Southern Company parent entity, which does not allocate operating expenses to business segments. Also, this category includes segments below the quantitative threshold for separate disclosure. These segments include providing energy solutions to electric utilities and their customers in the areas of distributed generation, energy storage and renewables, and energy efficiency, as well as investments in telecommunications and leveraged lease projects. All other inter-segment revenues are not material.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Financial data for business segments and products and services for the three and nine months ended September 30, 2021 and 2020 was as follows:

	Electric Utilities
	Traditional Electric Operating Companies	Southern Power	Eliminations	Total	Southern Company Gas	All Other	Eliminations	Consolidated
	(in millions)
Three Months Ended September 30, 2021
Operating revenues	$5,018	$679	$(170)	$5,527	$623	$124	$(36)	$6,238
Segment net income (loss)(a)(b)(c)	1,085	78	—	1,163	56	(121)	3	1,101
Nine Months Ended September 30, 2021
Operating revenues	$12,813	$1,610	$(372)	$14,051	$2,994	$412	$(111)	$17,346
Segment net income (loss)(a)(b)(c)(d)(e)(f)	2,352	211	—	2,563	389	(338)	(6)	2,608
At September 30, 2021
Goodwill	$—	$2	$—	$2	$5,015	$263	$—	$5,280
Assets held for sale	3	—	—	3	—	48	—	51
Total assets	89,057	13,611	(708)	101,960	22,958	3,704	(761)	127,861
Three Months Ended September 30, 2020
Operating revenues	$4,629	$523	$(103)	$5,049	$477	$132	$(38)	$5,620
Segment net income (loss)(a)	1,284	74	—	1,358	14	(122)	1	1,251
Nine Months Ended September 30, 2020
Operating revenues	$11,576	$1,337	$(285)	$12,628	$2,362	$380	$(112)	$15,258
Segment net income (loss)(a)(c)(f)(g)	2,571	212	—	2,783	360	(420)	9	2,732
At December 31, 2020
Goodwill	$—	$2	$—	$2	$5,015	$263	$—	$5,280
Assets held for sale	5	—	—	5	—	55	—	60
Total assets	85,486	13,235	(680)	98,041	22,630	3,168	(904)	122,935
(a)Attributable to Southern Company.
(b)For Southern Company Gas, includes a preliminary pre-tax gain of $121 million ($93 million after tax) related to its sale of Sequent, as well as the resulting $85 million of additional tax expense due to changes in state apportionment rates. See Note (K) under "Southern Company Gas" for additional information.
(c)For the traditional electric operating companies, includes pre-tax charges at Georgia Power for estimated losses associated with the construction of Plant Vogtle Units 3 and 4 of $264 million ($197 million after tax) and $772 million ($576 million after tax) for the three and nine months ended September 30, 2021, respectively, and $149 million ($111 million after tax) for the nine months ended September 30, 2020. See Note (B) and Note 2 to the financial statements in Item 8 of the Form 10-K under "Georgia Power – Nuclear Construction" for additional information.
(d)For Southern Power, includes gains on wind turbine equipment contributed to various equity method investments totaling approximately $37 million pre-tax ($28 million after tax). See Notes (E) and (K) under "Southern Power" for additional information.
(e)For Southern Company Gas, includes pre-tax impairment charges totaling $84 million ($67 million after tax) related to its equity method investment in the PennEast Pipeline project. See Notes (C) and (E) under "Other Matters – Southern Company Gas" and "Southern Company Gas," respectively, for additional information.
(f)For the "All Other" column, includes pre-tax impairment charges related to leveraged lease investments of $7 million ($6 million after tax) and $154 million ($74 million after tax) for the nine months ended September 30, 2021 and 2020, respectively. See Note 3 to the financial statements in Item 8 of the Form 10-K under "Other Matters – Southern Company" for additional information.
(g)For Southern Power, includes a $39 million pre-tax gain ($23 million gain after tax) on the sale of Plant Mankato. See Note 15 to the financial statements in Item 8 of the Form 10-K under "Southern Power" for additional information.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Products and Services

	Electric Utilities' Revenues
	Retail	Wholesale	Other	Total
	(in millions)
Three Months Ended September 30, 2021	$4,551	$731	$245	$5,527
Three Months Ended September 30, 2020	4,243	584	222	5,049
Nine Months Ended September 30, 2021	$11,492	$1,822	$737	$14,051
Nine Months Ended September 30, 2020	10,503	1,473	652	12,628

	Southern Company Gas' Revenues
	Gas Distribution Operations	Wholesale Gas Services(*)	Gas Marketing Services	Other	Total
	(in millions)
Three Months Ended September 30, 2021	$553	$—	$52	$18	$623
Three Months Ended September 30, 2020	476	(51)	39	13	477
Nine Months Ended September 30, 2021	$2,451	$188	$311	$44	$2,994
Nine Months Ended September 30, 2020	2,072	(19)	272	37	2,362
(*)The revenues for wholesale gas services are netted with costs associated with its energy and risk management activities. See "Southern Company Gas" herein for additional information. Also see Note (K) under "Southern Company Gas" regarding the July 1, 2021 sale of Sequent.
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
Gas pipeline investments consists of joint ventures in natural gas pipeline investments including a 50% interest in SNG, a 20% ownership interest in the PennEast Pipeline project, and a 50% joint ownership interest in the Dalton Pipeline. These natural gas pipelines enable the provision of diverse sources of natural gas supplies to the customers of Southern Company Gas. Gas pipeline investments also included a 5% ownership interest in the Atlantic Coast Pipeline construction project prior to its sale on March 24, 2020. See Note (C) under "Other Matters – Southern Company Gas" for information regarding the September 2021 cancellation of the PennEast Pipeline project.
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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Business segment financial data for the three and nine months ended September 30, 2021 and 2020 was as follows:

	Gas Distribution Operations	Gas Pipeline Investments	Wholesale Gas Services(a)	Gas Marketing Services	Total	All Other	Eliminations	Consolidated
	(in millions)
Three Months Ended September 30, 2021
Operating revenues	$556	$8	$—	$52	$616	$11	$(4)	$623
Segment net income (loss)(b)(c)	45	10	94	(2)	147	(91)	—	56
Nine Months Ended September 30, 2021
Operating revenues	$2,466	$24	$188	$311	$2,989	$29	$(24)	$2,994
Segment net income (loss)(b)(c)(d)	308	3	108	60	479	(90)	—	389
Total assets at September 30, 2021	20,619	1,478	132	1,534	23,763	11,387	(12,192)	22,958
Three Months Ended September 30, 2020
Operating revenues	$479	$8	$(51)	$39	$475	$8	$(6)	$477
Segment net income (loss)	46	23	(45)	(3)	21	(7)	—	14
Nine Months Ended September 30, 2020
Operating revenues	$2,086	$24	$(19)	$272	$2,363	$24	$(25)	$2,362
Segment net income (loss)	284	74	(45)	59	372	(12)	—	360
Total assets at December 31, 2020	19,090	1,597	850	1,503	23,040	11,336	(11,746)	22,630
(a)The revenues for wholesale gas services are netted with costs associated with its energy and risk management activities. A reconciliation of operating revenues and intercompany revenues is shown in the following table.

	Third Party Gross Revenues	Intercompany Revenues	Total Gross Revenues	Less Gross Gas Costs	Operating Revenues
	(in millions)
Three Months Ended September 30, 2021	$—	$—	$—	$—	$—
Three Months Ended September 30, 2020	1,050	33	1,083	1,134	(51)
Nine Months Ended September 30, 2021	$3,881	$90	$3,971	$3,783	$188
Nine Months Ended September 30, 2020	3,089	81	3,170	3,189	(19)
(b)For wholesale gas services, includes a preliminary pre-tax gain of $121 million ($93 million after tax) related to the sale of Sequent. See Note (K) under "Southern Company Gas" for additional information.
(c)For the "All Other" column, includes $85 million of additional tax expense due to changes in state apportionment rates as a result of the sale of Sequent. See Note (K) under "Southern Company Gas" for additional information.
(d)For gas pipeline investments, includes pre-tax impairment charges totaling $84 million ($67 million after tax) related to the equity method investment in the PennEast Pipeline project. See Notes (C) and (E) under "Other Matters – Southern Company Gas" and "Southern Company Gas," respectively, for additional information.

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

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
OVERVIEW
Southern Company is a holding company that owns all of the common stock of three traditional electric operating companies (Alabama Power, Georgia Power, and Mississippi Power), as well as Southern Power and Southern Company Gas, and owns other direct and indirect subsidiaries. The primary businesses of the Southern Company system are electricity sales by the traditional electric operating companies and Southern Power and the distribution of natural gas by Southern Company Gas. Southern Company's reportable segments are the sale of electricity by the traditional electric operating companies, the sale of electricity in the competitive wholesale market by Southern Power, and the sale of natural gas and other complementary products and services by Southern Company Gas. Southern Company Gas' reportable segments are gas distribution operations, gas pipeline investments, wholesale gas services (until the sale of Sequent on July 1, 2021), and gas marketing services. See Notes (K) and (L) to the Condensed Financial Statements herein for additional information on the sale of Sequent and segment reporting, respectively. For additional information on the Registrants' primary business activities, see BUSINESS – "The Southern Company System" in Item 1 of the Form 10-K.
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
Recent Developments
Alabama Power
On September 23, 2021, Alabama Power entered into an agreement to acquire all of the equity interests in Calhoun Power Company, LLC, which owns and operates a 743-MW winter peak, simple-cycle, combustion turbine generation facility in Calhoun County, Alabama (Calhoun Generating Station). The completion of the acquisition is subject to the satisfaction and waiver of certain conditions, including, among other customary conditions, approval by the Alabama PSC and the FERC. On October 28, 2021, Alabama Power filed a petition for a certificate of convenience and necessity with the Alabama PSC to procure additional generating capacity through the acquisition of the Calhoun Generating Station. The ultimate outcome of this matter cannot be determined at this time. See Note (B) to the Condensed Financial Statements under "Alabama Power – Calhoun Generating Station Acquisition" herein for additional information.
Georgia Power
Plant Vogtle Units 3 and 4 Construction and Start-Up Status
Construction continues on Plant Vogtle Units 3 and 4 (with electric generating capacity of approximately 1,100 MWs each), in which Georgia Power holds a 45.7% ownership interest. Georgia Power's share of the total project capital cost forecast to complete Plant Vogtle Units 3 and 4, including contingency, through September 2022 and June 2023, respectively, is $9.48 billion.
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
Following the January 2021 milestone extensions, Southern Nuclear has been performing additional construction remediation work necessary to ensure quality and design standards are met as system turnovers are completed to

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
support hot functional testing, which was completed in July 2021, and fuel load for Unit 3. As a result of challenges including, but not limited to, construction productivity, construction remediation work, the pace of system turnovers, spent fuel pool repairs, and the timeframe and duration for hot functional and other testing, at the end of the second quarter 2021, Southern Nuclear further extended certain milestone dates, including the fuel load for Unit 3, from those established in January 2021. Through the third quarter 2021, the project continued to face challenges including, but not limited to, construction productivity, construction remediation work, and the pace of system turnovers. As a result of these continued challenges, at the end of the third quarter 2021, Southern Nuclear further extended certain milestone dates, including fuel load for Unit 3, from those established at the end of the second quarter 2021. The site work plan currently targets fuel load for Unit 3 in the first quarter 2022 and an in-service date of May 2022 and primarily depends on significant improvements in overall construction productivity and production levels, the volume of construction remediation work, the pace of system and area turnovers, and the progression of startup and other testing. As the site work plan includes minimal margin to these milestone dates, an in-service date in the third quarter 2022 for Unit 3 is projected, although any further delays could result in a later in-service date.
As the result of productivity challenges, at the end of the second quarter 2021, Southern Nuclear also further extended milestone dates for Unit 4 from those established in January 2021. These productivity challenges continued into the third quarter 2021 and some craft and support resources were diverted temporarily to support construction efforts on Unit 3. As a result of these factors, at the end of the third quarter 2021, Southern Nuclear further extended the milestone dates for Unit 4 from those established at the end of the second quarter 2021. The site work plan targets an in-service date of March 2023 for Unit 4 and primarily depends on overall construction productivity and production levels significantly improving as well as appropriate levels of craft laborers, particularly electricians and pipefitters, being added and maintained. As the site work plan includes minimal margin to the milestone dates, an in-service date in the second quarter 2023 for Unit 4 is projected, although any further delays could result in a later in-service date.
As of March 31, 2021, approximately $84 million of the construction contingency established in the fourth quarter 2020 was assigned to the base capital cost forecast for costs primarily associated with the schedule extension for Unit 3 to December 2021, construction productivity, support resources, and construction remediation work. Georgia Power increased its total capital cost forecast as of March 31, 2021 by adding $48 million to the remaining construction contingency. As of June 30, 2021, all of the remaining construction contingency previously established and an additional $341 million was assigned to the base capital cost forecast for costs primarily associated with the schedule extensions for Units 3 and 4, construction remediation work for Unit 3, and construction productivity and support resources for Units 3 and 4. Georgia Power also increased its total capital cost forecast as of June 30, 2021 by adding $119 million to replenish construction contingency. As a result of the factors discussed above, during the third quarter 2021, all of the remaining construction contingency previously established in the second quarter 2021 and an additional $127 million was assigned to the base capital cost forecast for costs primarily associated with the schedule extensions for Units 3 and 4, construction productivity and support resources for Units 3 and 4, and construction remediation work for Unit 3. Georgia Power also increased its total capital cost forecast as of September 30, 2021 by adding $137 million to replenish construction contingency.
After considering the significant level of uncertainty that exists regarding the future recoverability of these costs since the ultimate outcome of these matters is subject to the outcome of future assessments by management, as well as Georgia PSC decisions in future regulatory proceedings, Georgia Power recorded pre-tax charges to income in the first quarter 2021, the second quarter 2021, and the third quarter 2021 of $48 million ($36 million after tax), $460 million ($343 million after tax), and $264 million ($197 million after tax), respectively, for the increases in the total project capital cost forecast. As and when these amounts are spent, Georgia Power may request the Georgia PSC to evaluate those expenditures for rate recovery.
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

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Plant Vogtle Unit 3 and Common Facilities Rate Proceeding
On June 15, 2021, Georgia Power filed an application with the Georgia PSC to adjust retail base rates to include a portion of costs related to its investment in Plant Vogtle Unit 3 and the common facilities shared between Plant Vogtle Units 3 and 4 (Common Facilities), as well as the related costs of operation. On November 2, 2021, the Georgia PSC voted to approve Georgia Power's application as filed, with certain modifications pursuant to a stipulated agreement between Georgia Power and the staff of the Georgia PSC. The related increase in annual retail base rates of approximately $302 million includes recovery of all projected operations and maintenance expenses for Unit 3 and the Common Facilities and other related costs of operation, partially offset by the related production tax credits, and will become effective the month after Unit 3 is placed in service. This increase will be partially offset by a decrease in the NCCR tariff of approximately $78 million expected to be effective January 1, 2022. See Note (B) to the Condensed Financial Statements under "Georgia Power – Plant Vogtle Unit 3 and Common Facilities Rate Proceeding" herein for additional information.
Rate Plan
In accordance with the terms of the 2019 ARP, on October 1, 2021, Georgia Power filed tariff adjustments to become effective January 1, 2022 that would result in a net increase in rates of $157 million pending approval by the Georgia PSC. The ultimate outcome of this matter cannot be determined at this time. See Note (B) to the Condensed Financial Statements under "Georgia Power – Rate Plan" herein for additional information.
Mississippi Power
During the first half of 2021, the Mississippi PSC approved the following non-fuel rate changes related to Mississippi Power's annual rate filings for 2021:
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
On September 9, 2021, the Mississippi PSC issued an order confirming the conclusion of its review of Mississippi Power's 2021 IRP with no deficiencies identified. The 2021 IRP includes a schedule to retire Plant Watson Unit 4 (268 MWs) and Mississippi Power's 40% ownership interest in Plant Greene County Units 1 and 2 (103 MWs each) in December 2023, 2025, and 2026, respectively, consistent with each unit's remaining useful life in the most recent approved depreciation studies. In addition, the schedule reflects the early retirement of Mississippi Power's 50% undivided ownership interest in Plant Daniel Units 1 and 2 (502 MWs) by the end of 2027.
On October 14, 2021, the Mississippi PSC issued an accounting order giving Mississippi Power the authority to reclassify the retail costs associated with Hurricanes Zeta and Ida to a regulatory asset to be recovered through PEP over a period to be determined in Mississippi Power's 2022 PEP proceeding. At September 30, 2021, these costs totaled approximately $49 million.
See Note (B) to the Condensed Financial Statements under "Mississippi Power" herein for additional information.
Southern Power
During the nine months ended September 30, 2021, Southern Power completed construction of and placed in service 45 MWs of the 88-MW Garland battery energy storage facility and continued construction of the 72-MW Tranquillity battery energy storage facility, the 118-MW Glass Sands wind facility, and the remainder of the Garland battery energy storage facility. On March 26, 2021, Southern Power purchased a controlling membership interest in the approximately 300-MW Deuel Harvest wind facility located in Deuel County, South Dakota from Invenergy Renewables, LLC. See Note (K) to the Condensed Financial Statements under "Southern Power" herein for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
At September 30, 2021, Southern Power's average investment coverage ratio for its generating assets, including those owned with various partners, based on the ratio of investment under contract to total investment using the respective generation facilities' net book value (or expected in-service value for facilities under construction) as the investment amount was 93% through 2025 and 91% through 2030, with an average remaining contract duration of approximately 14 years.
Southern Company Gas
On April 28, 2021, Atlanta Gas Light filed its first Integrated Capacity and Delivery Plan (i-CDP) with the Georgia PSC, which includes a series of ongoing and proposed pipeline safety, reliability, and growth programs for the next 10 years, as well as the required capital investments and related costs to implement the programs. On October 14, 2021, Atlanta Gas Light and the staff of the Georgia PSC filed a joint stipulation agreement, under which, for the years 2022 through 2024, Atlanta Gas Light would incrementally reduce its combined GRAM and System Reinforcement Rider request by 10% through Atlanta Gas Light's GRAM mechanism, or $5 million for 2022 based on the initial July 21, 2021 GRAM filing, as discussed further below. The stipulation agreement also would provide for $1.7 billion of total capital investment for the years 2022 through 2024. The Georgia PSC is scheduled to vote on this matter later in November 2021. The ultimate outcome of this matter cannot be determined at this time.
On September 14, 2021, the Virginia Commission approved a stipulation agreement related to Virginia Natural Gas' June 2020 general rate case filing, which allows for a $43 million increase in annual base rate revenues, including $14 million related to the recovery of investments under the SAVE program, based on a ROE of 9.5% and an equity ratio of 51.9%. Interim rate adjustments became effective as of November 1, 2020, subject to refund, based on Virginia Natural Gas' original request for an increase of approximately $50 million.
On July 21, 2021, Atlanta Gas Light filed its annual GRAM filing with the Georgia PSC requesting an annual base rate increase of $49 million. Later in November 2021, Atlanta Gas Light expects to file an amended GRAM filing in accordance with the reduction agreed to in the October 14, 2021 joint stipulation agreement, as discussed above. Resolution of the GRAM filing is expected by December 31, 2021, with the new rates to become effective January 1, 2022. The ultimate outcome of this matter cannot be determined at this time.
See Note (B) to the Condensed Financial Statements under "Southern Company Gas" herein for additional information.
On July 1, 2021, Southern Company Gas affiliates completed the sale of Sequent to Williams Field Services Group for a total cash purchase price of $159 million, including final working capital adjustments. The preliminary pre-tax gain associated with the transaction is approximately $121 million ($93 million after tax). As a result of the sale, changes in state apportionment rates resulted in $85 million of additional tax expense. See Note (K) to the Condensed Financial Statements under "Southern Company Gas" herein for additional information.
During the second and third quarters of 2021, Southern Company Gas recorded pre-tax impairment charges totaling $84 million ($67 million after tax) related to its equity method investment in the PennEast Pipeline project. On September 27, 2021, PennEast Pipeline announced that further development of the project is no longer supported, and, as a result, all further development of the project has ceased. See Notes (C) and (E) to the Condensed Financial Statements herein under "Other Matters – Southern Company Gas" and "Southern Company Gas," respectively, for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
RESULTS OF OPERATIONS
Southern Company
Net Income

Third Quarter 2021 vs. Third Quarter 2020		Year-To-Date 2021 vs. Year-To-Date 2020
(change in millions)	(% change)	(change in millions)	(% change)
$(150)	(12.0)	$(124)	(4.5)
Consolidated net income attributable to Southern Company was $1.1 billion ($1.04 per share) for the third quarter 2021 compared to $1.3 billion ($1.18 per share) for the corresponding period in 2020. The decrease was primarily due to a $197 million after-tax charge in the third quarter 2021 related to the construction of Plant Vogtle Units 3 and 4 at Georgia Power and higher non-fuel operations and maintenance costs, partially offset by higher retail electric revenues driven by rates and pricing and sales growth.
Consolidated net income attributable to Southern Company was $2.6 billion ($2.46 per share) for year-to-date 2021 compared to $2.7 billion ($2.58 per share) for the corresponding period in 2020. The decrease was primarily due to a $465 million increase in after-tax charges related to the construction of Plant Vogtle Units 3 and 4 at Georgia Power and higher non-fuel operations and maintenance costs, partially offset by an increase in natural gas revenues associated with colder weather in the first quarter 2021 as compared to the corresponding period in 2020 and infrastructure replacement programs and base rate changes, higher retail electric revenues primarily associated with rates and pricing and sales growth, and higher wholesale electric capacity revenues.
Retail Electric Revenues

Third Quarter 2021 vs. Third Quarter 2020		Year-To-Date 2021 vs. Year-To-Date 2020
(change in millions)	(% change)	(change in millions)	(% change)
$308	7.3	$989	9.4
In the third quarter 2021, retail electric revenues were $4.6 billion compared to $4.2 billion for the corresponding period in 2020. For year-to-date 2021, retail electric revenues were $11.5 billion compared to $10.5 billion for the corresponding period in 2020.
Details of the changes in retail electric revenues were as follows:

	Third Quarter 2021		Year-To-Date 2021
	(in millions)	(% change)	(in millions)	(% change)
Retail electric – prior year	$4,243		$10,503
Estimated change resulting from –
Rates and pricing	74	1.8%	210	2.0%
Sales growth	86	2.0	158	1.5
Weather	(95)	(2.2)	12	0.1
Fuel and other cost recovery	243	5.7	609	5.8
Retail electric – current year	$4,551	7.3%	$11,492	9.4%
Revenues associated with changes in rates and pricing increased in the third quarter and year-to-date 2021 when compared to the corresponding periods in 2020. These increases were primarily due to an increase in Alabama Power's Rate RSE effective January 1, 2021 and increases at Georgia Power resulting from higher contributions by commercial and industrial customers with variable demand-driven pricing and fixed residential customer bill programs, partially offset by a decrease in the NCCR tariff effective January 1, 2021. The increase in the third quarter 2021 was also partially offset by pricing effects associated with decreased residential customer usage at

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Georgia Power. The increase for year-to-date 2021 also reflects increased ECCR tariff revenues at Georgia Power associated with higher KWH sales. See Note 2 to the financial statements under "Alabama Power – Rate RSE" in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements under "Georgia Power – Nuclear Construction – Regulatory Matters" herein for additional information.
Revenues attributable to changes in sales increased in the third quarter and year-to-date 2021 when compared to the corresponding periods in 2020. Weather-adjusted residential KWH sales increased 0.5% in the third quarter 2021 when compared to the corresponding period in 2020 primarily due to customer growth, largely offset by decreased customer usage primarily due to shelter-in-place orders in effect during 2020. Weather-adjusted residential KWH sales decreased 0.1% for year-to-date 2021 when compared to the corresponding period in 2020 primarily due to decreased customer usage resulting from shelter-in-place orders in effect during 2020, partially offset by customer growth. Weather-adjusted commercial KWH sales increased 4.2% and 3.3% in the third quarter and year-to-date 2021, respectively, and industrial KWH sales increased 4.8% and 4.3% in the third quarter and year-to-date 2021, respectively, when compared to the corresponding periods in 2020, primarily due to the negative impacts of the COVID-19 pandemic on energy sales in 2020.
Fuel and other cost recovery revenues increased $243 million and $609 million in the third quarter and year-to-date 2021, respectively, compared to the corresponding periods in 2020 primarily due to higher fuel and purchased power costs. Electric rates for the traditional electric operating companies include provisions to adjust billings for fluctuations in fuel costs, including the energy component of purchased power costs. Under these provisions, fuel revenues generally equal fuel expenses, including the energy component of PPA costs, and do not affect net income. The traditional electric operating companies each have one or more regulatory mechanisms to recover other costs such as environmental and other compliance costs, storm damage, new plants, and PPA capacity costs.
Wholesale Electric Revenues

Third Quarter 2021 vs. Third Quarter 2020		Year-To-Date 2021 vs. Year-To-Date 2020
(change in millions)	(% change)	(change in millions)	(% change)
$147	25.2	$349	23.7
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
In the third quarter 2021, wholesale electric revenues were $731 million compared to $584 million for the corresponding period in 2020. For year-to-date 2021, wholesale electric revenues were $1.8 billion compared to $1.5 billion for the corresponding period in 2020. Increases in energy revenues of $132 million and $285 million for the third quarter and year-to-date 2021, respectively, reflect higher natural gas prices when compared to the corresponding periods in 2020. In addition, increases in capacity revenues of $15 million and $64 million for the third quarter and year-to-date 2021, respectively, primarily resulted from a power sales agreement at Alabama Power that began in September 2020 and increased capacity sales under existing contracts at Southern Power.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Other Electric Revenues

Third Quarter 2021 vs. Third Quarter 2020		Year-To-Date 2021 vs. Year-To-Date 2020
(change in millions)	(% change)	(change in millions)	(% change)
$15	9.1	$41	8.5
For year-to-date 2021, other electric revenues were $525 million compared to $484 million for the corresponding period in 2020. The increase was primarily due to increases of $25 million in customer fees largely resulting from the COVID-19 pandemic-related temporary suspensions of disconnections and late fees in 2020 for the traditional electric operating companies, $12 million in transmission revenues, and $8 million related to outdoor lighting sales at Georgia Power.
Natural Gas Revenues

Third Quarter 2021 vs. Third Quarter 2020		Year-To-Date 2021 vs. Year-To-Date 2020
(change in millions)	(% change)	(change in millions)	(% change)
$146	30.6	$632	26.8
In the third quarter 2021, natural gas revenues were $623 million compared to $477 million for the corresponding period in 2020. For year-to-date 2021, natural gas revenues were $3.0 billion compared to $2.4 billion for the corresponding period in 2020.
Details of the changes in natural gas revenues were as follows:

	Third Quarter 2021		Year-To-Date 2021
	(in millions)	(% change)	(in millions)	(% change)
Natural gas revenues – prior year	$477		$2,362
Estimated change resulting from –
Infrastructure replacement programs and base rate changes	28	5.9%	109	4.6%
Gas costs and other cost recovery	54	11.3	294	12.5
Wholesale gas services	51	10.7	207	8.8
Other	13	2.7	22	0.9
Natural gas revenues – current year	$623	30.6%	$2,994	26.8%
Revenues from infrastructure replacement programs and base rate changes at the natural gas distribution utilities increased in the third quarter and year-to-date 2021 compared to the corresponding periods in 2020 primarily due to rate increases at Atlanta Gas Light, Virginia Natural Gas, and Chattanooga Gas and continued investment in infrastructure replacement. See Note 2 to the financial statements under "Southern Company Gas – Rate Proceedings" in Item 8 of the Form 10-K for additional information.
Revenues associated with gas costs and other cost recovery increased in the third quarter and year-to-date 2021 compared to the corresponding periods in 2020 primarily due to higher volumes of natural gas sold and higher natural gas cost recovery. Natural gas distribution rates include provisions to adjust billings for fluctuations in natural gas costs. Therefore, gas costs recovered through natural gas revenues generally equal the amount expensed in cost of natural gas and do not affect net income from the natural gas distribution utilities.
For the third quarter 2021, the change in revenues related to Southern Company Gas' wholesale gas services was due to the sale of Sequent on July 1, 2021. The year-to-date 2021 change reflects higher volumes of natural gas sold and higher commercial activities as a result of Winter Storm Uri, partially offset by derivative losses all prior to the sale of Sequent on July 1, 2021. See Note (K) to the Condensed Financial Statements under "Southern Company Gas" herein for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Other Revenues

Third Quarter 2021 vs. Third Quarter 2020		Year-To-Date 2021 vs. Year-To-Date 2020
(change in millions)	(% change)	(change in millions)	(% change)
$2	1.3	$77	17.7
For year-to-date 2021, other revenues were $513 million compared to $436 million for the corresponding period in 2020. The increase was primarily due to increases of $42 million in unregulated sales of products and services at Alabama Power and Georgia Power and $26 million related to distributed infrastructure and energy efficiency projects at PowerSecure.
Fuel and Purchased Power Expenses

	Third Quarter 2021 vs. Third Quarter 2020		Year-To-Date 2021 vs. Year-To-Date 2020
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$301	32.3	$740	33.8
Purchased power	58	25.2	101	16.5
Total fuel and purchased power expenses	$359		$841
In the third quarter 2021, total fuel and purchased power expenses were $1.5 billion compared to $1.2 billion for the corresponding period in 2020. The increase was primarily the result of a $370 million increase in the average cost of fuel and purchased power and an $11 million net decrease in the volume of KWHs generated and purchased.
For year-to-date 2021, total fuel and purchased power expenses were $3.6 billion compared to $2.8 billion for the corresponding period in 2020. The increase was primarily the result of a $690 million increase in the average cost of fuel and purchased power and a $151 million net increase in the volume of KWHs generated and purchased.
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

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Details of the Southern Company system's generation and purchased power were as follows:

	Third Quarter 2021	Third Quarter 2020	Year-To-Date 2021	Year-To-Date 2020
Total generation (in billions of KWHs)(a)	50	50	136	132
Total purchased power (in billions of KWHs)	5	5	13	14
Sources of generation (percent)(a) —
Gas	48	52	47	53
Coal	26	24	24	17
Nuclear	16	16	17	17
Hydro	3	2	4	5
Wind, Solar, and Other	7	6	8	8
Cost of fuel, generated (in cents per net KWH)—
Gas(a)	3.38	1.98	2.87	1.94
Coal	2.82	3.01	2.84	2.96
Nuclear	0.78	0.78	0.76	0.78
Average cost of fuel, generated (in cents per net KWH)(a)	2.75	2.04	2.45	1.91
Average cost of purchased power (in cents per net KWH)(b)	6.45	4.94	5.77	4.53
(a)Third quarter and year-to-date 2021 excludes Central Alabama Generating Station KWHs and associated cost of fuel as its fuel is provided by the purchaser under a power sales agreement. See Note 15 to the financial statements under "Alabama Power" in Item 8 of the Form 10-K for additional information.
(b)Average cost of purchased power includes fuel purchased by the Southern Company system for tolling agreements where power is generated by the provider.
Fuel
In the third quarter 2021, fuel expense was $1.2 billion compared to $933 million for the corresponding period in 2020. The increase was primarily due to a 70.7% increase in the average cost of natural gas per KWH generated and a 9.1% increase in the volume of KWHs generated by coal, partially offset by a 91.2% increase in the volume of KWHs generated by hydro, a 6.3% decrease in the average cost of coal per KWH generated, and a 9.4% decrease in the volume of KWHs generated by natural gas.
For year-to-date 2021, fuel expense was $2.9 billion compared to $2.2 billion for the corresponding period in 2020. The increase was primarily due to a 47.9% increase in the average cost of natural gas per KWH generated, a 43.7% increase in the volume of KWHs generated by coal, and an 11.3% decrease in the volume of KWHs generated by hydro, partially offset by a 9.1% decrease in the volume of KWHs generated by natural gas and a 4.1% decrease in the average cost of coal per KWH generated.
Purchased Power
In the third quarter 2021, purchased power expense was $288 million compared to $230 million for the corresponding period in 2020. The increase was primarily due to a 30.6% increase in the average cost per KWH purchased primarily due to higher natural gas prices.
For year-to-date 2021, purchased power expense was $712 million compared to $611 million for the corresponding period in 2020. The increase was primarily due to a 27.4% increase in the average cost per KWH purchased primarily due to higher natural gas prices, partially offset by a 3.8% decrease in the volume of KWHs purchased.
Energy purchases will vary depending on demand for energy within the Southern Company system's electric service territory, the market prices of wholesale energy as compared to the cost of the Southern Company system's generation, and the availability of the Southern Company system's generation.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Cost of Natural Gas

Third Quarter 2021 vs. Third Quarter 2020		Year-To-Date 2021 vs. Year-To-Date 2020
(change in millions)	(% change)	(change in millions)	(% change)
$58	81.7	$289	44.2
Excluding Atlanta Gas Light, which does not sell natural gas to end-use customers, natural gas distribution rates include provisions to adjust billings for fluctuations in natural gas costs. Therefore, gas costs recovered through natural gas revenues generally equal the amount expensed in cost of natural gas and do not affect net income from the natural gas distribution utilities. Cost of natural gas at the natural gas distribution utilities represented 78% and 85% of total cost of natural gas for the third quarter and year-to-date 2021, respectively.
In the third quarter 2021, cost of natural gas was $129 million compared to $71 million for the corresponding period in 2020. The increase reflects higher gas cost recovery driven by a 103% increase in natural gas prices in the third quarter 2021 compared to the corresponding period in 2020.
For year-to-date 2021, cost of natural gas was $943 million compared to $654 million for the corresponding period in 2020. The increase reflects higher volumes sold due to colder weather and higher gas cost recovery for year-to-date 2021 compared to the corresponding period in 2020. The increase also reflects a 69% increase in natural gas prices for year-to-date 2021 compared to the corresponding period in 2020.
Cost of Other Sales

Third Quarter 2021 vs. Third Quarter 2020		Year-To-Date 2021 vs. Year-To-Date 2020
(change in millions)	(% change)	(change in millions)	(% change)
$(1)	(1.4)	$54	26.9
For year-to-date 2021, cost of other sales was $255 million compared to $201 million for the corresponding period in 2020. The increase primarily relates to increases of $24 million in unregulated power delivery construction and maintenance projects at Georgia Power and $19 million related to distributed infrastructure and energy efficiency projects at PowerSecure.
Other Operations and Maintenance Expenses

Third Quarter 2021 vs. Third Quarter 2020		Year-To-Date 2021 vs. Year-To-Date 2020
(change in millions)	(% change)	(change in millions)	(% change)
$160	12.4	$472	12.5
In the third quarter 2021, other operations and maintenance expenses were $1.4 billion compared to $1.3 billion for the corresponding period in 2020. The increase reflects the impacts of cost containment activities implemented for 2020 during the COVID-19 pandemic. The increase was primarily associated with increases of $70 million in transmission and distribution expenses, including $9 million of reliability NDR credits applied in 2020 at Alabama Power, and $18 million in scheduled generation outage and maintenance expenses. Also contributing to the increase was a $15 million loss on a sales-type lease at Southern Power, which was recorded upon commencement of the Garland battery energy storage facility PPA, and an increase of $14 million in compensation and benefit expenses.
For year-to-date 2021, other operations and maintenance expenses were $4.3 billion compared to $3.8 billion for the corresponding period in 2020. The increase reflects the impacts of cost containment activities implemented for 2020 during the COVID-19 pandemic. The increase was primarily associated with increases of $122 million in transmission and distribution expenses, including $31 million of reliability NDR credits applied in 2020 at Alabama Power, and $115 million in compensation and benefit expenses, primarily associated with incentive compensation at Southern Company Gas prior to the sale of Sequent, as well as increases in pension and medical costs. Also contributing to the increase was a $76 million increase in scheduled generation outage and maintenance expenses, a

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
$19 million increase in compliance and environmental expenses at the traditional electric operating companies, an $18 million decrease in nuclear property insurance refunds, and a $15 million loss on a sales-type lease at Southern Power, which was recorded upon commencement of the Garland battery energy storage facility PPA.
Depreciation and Amortization

Third Quarter 2021 vs. Third Quarter 2020		Year-To-Date 2021 vs. Year-To-Date 2020
(change in millions)	(% change)	(change in millions)	(% change)
$7	0.8	$39	1.5
In the third quarter 2021, depreciation and amortization was $896 million compared to $889 million for the corresponding period in 2020. For year-to-date 2021, depreciation and amortization was $2.7 billion compared to $2.6 billion for the corresponding period in 2020. The increases for the third quarter and year-to-date 2021 primarily reflect increases of $34 million and $113 million, respectively, in depreciation associated with additional plant in service, partially offset by decreased amortization of regulatory assets related to CCR AROs of $22 million and $66 million, respectively, under the terms of Georgia Power's 2019 ARP. See Note (B) to the Condensed Financial Statements under "Georgia Power – Rate Plan" herein and Note 2 to the financial statements under "Georgia Power – Rate Plans – 2019 ARP" in Item 8 of the Form 10-K for additional information regarding Georgia Power's recovery of costs associated with CCR AROs.
Taxes Other Than Income Taxes

Third Quarter 2021 vs. Third Quarter 2020		Year-To-Date 2021 vs. Year-To-Date 2020
(change in millions)	(% change)	(change in millions)	(% change)
$8	2.6	$37	4.0
For year-to-date 2021, taxes other than income taxes were $969 million compared to $932 million for the corresponding period in 2020. The increase primarily reflects increases of $24 million in property taxes primarily resulting from higher assessed values and $11 million in revenue tax expenses as a result of higher natural gas revenues at Southern Company Gas.
Estimated Loss on Plant Vogtle Units 3 and 4

Third Quarter 2021 vs. Third Quarter 2020		Year-To-Date 2021 vs. Year-To-Date 2020
(change in millions)	(% change)	(change in millions)	(% change)
$264	N/M	$623	N/M
N/M - Not meaningful
In the third quarter 2021, Georgia Power recorded an estimated probable loss on Plant Vogtle Units 3 and 4 of $264 million. For year-to-date 2021 and 2020, estimated probable losses on Plant Vogtle Units 3 and 4 of $772 million and $149 million, respectively, were recorded at Georgia Power. These losses reflect revisions to the total project capital cost forecast to complete construction and start-up of Plant Vogtle Units 3 and 4. See Note (B) to the Condensed Financial Statements herein and Note 2 to the financial statements in Item 8 of the Form 10-K under "Georgia Power – Nuclear Construction" for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
(Gain) Loss on Dispositions, Net

Third Quarter 2021 vs. Third Quarter 2020		Year-To-Date 2021 vs. Year-To-Date 2020
(change in millions)	(% change)	(change in millions)	(% change)
$125	N/M	$140	N/M
N/M - Not meaningful
In the third quarter 2021, gain on dispositions, net was $125 million compared to an immaterial gain for the corresponding period in 2020. For year-to-date 2021, gain on dispositions, net was $179 million compared to $39 million for the corresponding period in 2020. The increases primarily reflect a $121 million gain at Southern Company Gas related to the sale of Sequent in the third quarter 2021. The year-to-date 2021 increase also reflects $39 million in gains at Southern Power primarily from contributions of wind turbine equipment to various equity method investments in the first quarter 2021 and $13 million in gains at Alabama Power primarily from property sales, partially offset by a $39 million gain at Southern Power related to the sale of Plant Mankato in the first quarter 2020.
See Note (E) to the Condensed Financial Statements under "Southern Power" herein, Note (K) to the Condensed Financial Statements under "Southern Power" and "Southern Company Gas" herein, and Note 15 to the financial statements under "Southern Power – Sales of Natural Gas and Biomass Plants" in Item 8 of the Form 10-K for additional information.
Allowance for Equity Funds Used During Construction

Third Quarter 2021 vs. Third Quarter 2020		Year-To-Date 2021 vs. Year-To-Date 2020
(change in millions)	(% change)	(change in millions)	(% change)
$11	28.9	$34	32.1
In the third quarter 2021, allowance for equity funds used during construction was $49 million compared to $38 million for the corresponding period in 2020. For year-to-date 2021, allowance for equity funds used during construction was $140 million compared to $106 million for the corresponding period in 2020. The increases were primarily associated with Georgia Power's construction of Plant Vogtle Units 3 and 4. See Note (B) to the Condensed Financial Statements under "Georgia Power – Nuclear Construction" herein for additional information regarding Plant Vogtle Units 3 and 4.
Earnings from Equity Method Investments

Third Quarter 2021 vs. Third Quarter 2020		Year-To-Date 2021 vs. Year-To-Date 2020
(change in millions)	(% change)	(change in millions)	(% change)
$(3)	(9.1)	$(70)	(66.7)
For year-to-date 2021, earnings from equity method investments were $35 million compared to $105 million for the corresponding period in 2020. The decrease was primarily due to pre-tax impairment charges totaling $84 million at Southern Company Gas related to the PennEast Pipeline project, partially offset by a $22 million increase in investment income at Southern Holdings. See Notes (C) and (E) to the Condensed Financial Statements herein under "Other Matters – Southern Company Gas" and "Southern Company Gas," respectively, for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Impairment of Leveraged Leases

Third Quarter 2021 vs. Third Quarter 2020		Year-To-Date 2021 vs. Year-To-Date 2020
(change in millions)	(% change)	(change in millions)	(% change)
$—	N/M	$(147)	(95.5)
N/M - Not meaningful
For year-to-date 2020, impairment charges of $154 million were recorded related to leveraged lease investments at Southern Holdings. See Note (K) to the Condensed Financial Statements under "Southern Company" and "Assets Held for Sale" herein and Note 3 to the financial statements under "Other Matters – Southern Company" in Item 8 of the Form 10-K for additional information.
Other Income (Expense), Net

Third Quarter 2021 vs. Third Quarter 2020		Year-To-Date 2021 vs. Year-To-Date 2020
(change in millions)	(% change)	(change in millions)	(% change)
$18	15.9	$(22)	(6.9)
In the third quarter 2021, other income (expense), net was $131 million compared to $113 million for the corresponding period in 2020. The increase was primarily due to a $36 million increase in non-service cost-related retirement benefits income, partially offset by a $12 million gain recorded by Southern Power in the third quarter 2020 associated with the Roserock solar facility litigation.
For year-to-date 2021, other income (expense), net was $297 million compared to $319 million for the corresponding period in 2020. The decrease was primarily due to $101 million in charitable contributions at Southern Company Gas in the second quarter 2021, a $14 million decrease in interest income, and a $12 million gain recorded by Southern Power in the third quarter 2020 associated with the Roserock solar facility litigation, largely offset by a $107 million increase in non-service cost-related retirement benefits income.
See Note (H) to the Condensed Financial Statements herein for additional information.
Income Taxes

Third Quarter 2021 vs. Third Quarter 2020		Year-To-Date 2021 vs. Year-To-Date 2020
(change in millions)	(% change)	(change in millions)	(% change)
$79	27.0	$107	24.2
In the third quarter 2021, income taxes were $372 million compared to $293 million for the corresponding period in 2020. For year-to-date 2021, income taxes were $550 million compared to $443 million for the corresponding period in 2020. The increases were primarily due to $85 million in additional tax expense resulting from changes in state apportionment rates as a result of Southern Company Gas' sale of Sequent in the third quarter 2021 and a $30 million increase in a valuation allowance on certain state tax credit carryforwards at Georgia Power, partially offset by lower pre-tax earnings primarily resulting from higher charges in 2021 compared to the corresponding periods in 2020 associated with the construction of Plant Vogtle Units 3 and 4 at Georgia Power. The increase for year-to-date 2021 also reflects the tax impact of the second quarter 2020 charge to earnings associated with a leveraged lease investment.
See Notes (G) and (K) to the Condensed Financial Statements herein and Note 3 to the financial statements under "Other Matters – Southern Company" in Item 8 of the Form 10-K for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Net Income (Loss) Attributable to Noncontrolling Interests

Third Quarter 2021 vs. Third Quarter 2020		Year-To-Date 2021 vs. Year-To-Date 2020
(change in millions)	(% change)	(change in millions)	(% change)
$(23)	(82.1)	$(30)	N/M
N/M - Not meaningful
Substantially all noncontrolling interests relate to renewable projects at Southern Power. In the third quarter 2021, net income attributable to noncontrolling interests was $5 million compared to $28 million for the corresponding period in 2020. For year-to-date 2021, net loss attributable to noncontrolling interests was $27 million compared to net income of $3 million for the corresponding period in 2020. These changes were primarily due to loss allocations of $13 million related to the commencement of the Garland battery energy storage facility PPA in the third quarter 2021 and lower income allocations to solar equity partners and higher HLBV loss allocations to Southern Power's wind tax equity partners, including new partnerships entered into subsequent to the third quarter 2020, totaling $10 million and $16 million for the third quarter and year-to-date 2021, respectively. See Notes (D) and (K) to the Condensed Financial Statements under "Lease Receivables" and "Southern Power," respectively, herein for additional information.
Alabama Power
Net Income

Third Quarter 2021 vs. Third Quarter 2020		Year-To-Date 2021 vs. Year-To-Date 2020
(change in millions)	(% change)	(change in millions)	(% change)
$55	12.4	$167	16.3
Alabama Power's net income after dividends on preferred stock for the third quarter 2021 was $499 million compared to $444 million for the corresponding period in 2020. Alabama Power's net income after dividends on preferred stock for year-to-date 2021 was $1.19 billion compared to $1.02 billion for the corresponding period in 2020. The increases were primarily due to an increase in retail revenues associated with a Rate RSE adjustment effective in January 2021 and higher customer usage. Also contributing to the increases were increased sales of unregulated products and services and additional wholesale capacity revenues related to a power sales agreement that began in September 2020. The third quarter 2021 increase was partially offset by a decrease in revenues associated with milder weather in the third quarter 2021 compared to the corresponding period in 2020. Additionally, the third quarter and year-to-date 2021 increases were partially offset by an increase in operations and maintenance expenses and depreciation.
Retail Revenues

Third Quarter 2021 vs. Third Quarter 2020		Year-To-Date 2021 vs. Year-To-Date 2020
(change in millions)	(% change)	(change in millions)	(% change)
$76	4.8	$354	8.8
In the third quarter 2021, retail revenues were $1.65 billion compared to $1.58 billion for the corresponding period in 2020. For year-to-date 2021, retail revenues were $4.36 billion compared to $4.00 billion for the corresponding period in 2020.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Details of the changes in retail revenues were as follows:

	Third Quarter 2021		Year-To-Date 2021
	(in millions)	(% change)	(in millions)	(% change)
Retail – prior year	$1,575		$4,003
Estimated change resulting from –
Rates and pricing	57	3.6%	172	4.3%
Sales growth	30	1.9	43	1.1
Weather	(28)	(1.8)	14	0.3
Fuel and other cost recovery	17	1.1	125	3.1
Retail – current year	$1,651	4.8%	$4,357	8.8%
Revenues associated with changes in rates and pricing increased in the third quarter and year-to-date 2021 when compared to the corresponding periods in 2020 primarily due to a Rate RSE increase effective January 1, 2021. See Note 2 to the financial statements under "Alabama Power – Rate RSE" in Item 8 of the Form 10-K for additional information.
Revenues attributable to changes in sales increased in the third quarter and year-to-date 2021 when compared to the corresponding periods in 2020. Weather-adjusted residential KWH sales decreased 0.1% and 1.3% in the third quarter and year-to-date 2021, respectively, when compared to the corresponding periods in 2020 primarily due to safer-at-home guidelines in effect during 2020. Weather-adjusted commercial KWH sales increased 3.3% and 3.0% in the third quarter and year-to-date 2021, respectively, and industrial KWH sales increased 4.6% and 2.7% in the third quarter and year-to-date 2021, respectively, when compared to the corresponding periods in 2020, primarily due to the negative impacts of the COVID-19 pandemic on energy sales in 2020.
Fuel and other cost recovery revenues increased in the third quarter and year-to-date 2021 when compared to the corresponding periods in 2020 primarily due to increases in generation and the average cost of fuel. Electric rates include provisions to recognize the recovery of fuel costs, purchased power costs, PPAs certificated by the Alabama PSC, and costs associated with the NDR. Under these provisions, fuel and other cost recovery revenues generally equal fuel and other cost recovery expenses and do not affect net income. See Note 2 to the financial statements under "Alabama Power" in Item 8 of the Form 10-K for additional information.
Wholesale Revenues – Non-Affiliates

Third Quarter 2021 vs. Third Quarter 2020		Year-To-Date 2021 vs. Year-To-Date 2020
(change in millions)	(% change)	(change in millions)	(% change)
$34	46.6	$101	54.9
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
In the third quarter 2021, wholesale revenues from sales to non-affiliates were $107 million compared to $73 million for the corresponding period in 2020. For year-to-date 2021, wholesale revenues from sales to non-affiliates were $285 million compared to $184 million for the corresponding period in 2020. The third quarter and year-to-date 2021 increases consisted of increases in capacity revenues of $12 million and $47 million, respectively, primarily related to a power sales agreement that began in September 2020 and increases in energy revenues of $22 million and $54 million, respectively, primarily due to higher natural gas prices.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Wholesale Revenues – Affiliates

Third Quarter 2021 vs. Third Quarter 2020		Year-To-Date 2021 vs. Year-To-Date 2020
(change in millions)	(% change)	(change in millions)	(% change)
$42	381.8	$73	202.8
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
In the third quarter 2021, wholesale revenues from sales to affiliates were $53 million compared to $11 million for the corresponding period in 2020. For year-to-date 2021, wholesale revenues from sales to affiliates were $109 million compared to $36 million for the corresponding period in 2020. The third quarter and year-to-date 2021 increases were primarily due to increases of 186.2% and 85.4%, respectively, in KWH sales due to increased demand for Alabama Power's available lower cost generation compared to the corresponding periods in 2020 and increases of 73.2% and 61.0%, respectively, in the price of energy as a result of higher natural gas prices.
Other Revenues

Third Quarter 2021 vs. Third Quarter 2020		Year-To-Date 2021 vs. Year-To-Date 2020
(change in millions)	(% change)	(change in millions)	(% change)
$23	32.9	$46	20.7
In the third quarter 2021, other revenues were $93 million compared to $70 million for the corresponding period in 2020. For year-to-date 2021, other revenues were $268 million compared to $222 million for the corresponding period in 2020. The third quarter and year-to-date 2021 increases were primarily due to increases of $10 million and $25 million, respectively, in unregulated sales of products and services, increases of $5 million and $11 million, respectively, in customer fees largely resulting from the COVID-19 pandemic-related temporary suspensions of disconnections and late fees in 2020, and increases of $4 million and $7 million, respectively, in cogeneration steam revenue associated with higher natural gas prices. In addition, the third quarter 2021 increase included a $4 million increase in transmission revenues.
Fuel and Purchased Power Expenses

	Third Quarter 2021 vs. Third Quarter 2020		Year-To-Date 2021 vs. Year-To-Date 2020
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$67	21.9	$206	28.6
Purchased power – non-affiliates	12	18.8	20	13.1
Purchased power – affiliates	1	2.3	21	22.6
Total fuel and purchased power expenses	$80		$247
In the third quarter 2021, total fuel and purchased power expenses were $494 million compared to $414 million for the corresponding period in 2020. The increase was primarily due to an $85 million increase in the average cost of fuel and purchased power, partially offset by a $5 million net decrease related to the volume of KWHs generated and purchased.
For year-to-date 2021, total fuel and purchased power expenses were $1.21 billion compared to $0.97 billion for the corresponding period in 2020. The increase was primarily due to a $151 million increase in the average cost of fuel and purchased power and a $96 million net increase related to the volume of KWHs generated and purchased.

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
Details of Alabama Power's generation and purchased power were as follows:

	Third Quarter 2021	Third Quarter 2020	Year-To-Date 2021	Year-To-Date 2020
Total generation (in billions of KWHs)(a)	16	15	45	41
Total purchased power (in billions of KWHs)	2	2	5	5
Sources of generation (percent)(a) —
Coal	50	47	47	38
Nuclear	24	25	25	28
Gas	18	24	19	23
Hydro	8	4	9	11
Cost of fuel, generated (in cents per net KWH) —
Coal	2.85	2.86	2.78	2.78
Nuclear	0.73	0.76	0.71	0.76
Gas(a)	3.03	1.80	2.68	1.96
Average cost of fuel, generated (in cents per net KWH)(a)	2.33	2.04	2.20	1.93
Average cost of purchased power (in cents per net KWH)(b)	7.96	5.12	6.70	4.76
(a)Third quarter and year-to-date 2021 excludes Central Alabama Generating Station KWHs and associated cost of fuel as its fuel is provided by the purchaser under a power sales agreement. See Note 15 to the financial statements under "Alabama Power" in Item 8 of the Form 10-K for additional information.
(b)Average cost of purchased power includes fuel, energy, and transmission purchased by Alabama Power for tolling agreements where power is generated by the provider.
Fuel
In the third quarter 2021, fuel expense was $373 million compared to $306 million for the corresponding period in 2020. The increase was primarily due to a 68.3% increase in the average cost of natural gas per KWH generated, which excludes tolling agreements, and a 15.9% increase in the volume of KWHs generated by coal, partially offset by a 121.6% increase in the volume of KWHs generated by hydro and a 19.8% decrease in the volume of KWHs generated by natural gas.
For year-to-date 2021, fuel expense was $927 million compared to $721 million for the corresponding period in 2020. The increase was primarily due to a 36.7% increase in the average cost of natural gas per KWH generated, which excludes tolling agreements, a 31.7% increase in the volume of KWHs generated by coal, and an 8.1% decrease in the volume of KWHs generated by hydro, partially offset by a 9.3% decrease in the volume of KWHs generated by natural gas.
Purchased Power – Non-Affiliates
In the third quarter 2021, purchased power expense from non-affiliates was $76 million compared to $64 million for the corresponding period in 2020. For year-to-date 2021, purchased power expense from non-affiliates was $173 million compared to $153 million for the corresponding period in 2020. These increases for the third quarter and year-to-date 2021 were primarily due to increases of 20.6% and 16.1%, respectively, in the amount of energy purchased due to a new PPA that began in September 2020 and increases of 12.3% and 14.0%, respectively, in the average cost of purchased power per KWH as a result of higher natural gas prices.
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

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Purchased Power – Affiliates
For year-to-date 2021, purchased power expense from affiliates was $114 million compared to $93 million for the corresponding period in 2020. The year-to-date 2021 increase was primarily due to an 88.0% increase in the average cost of purchased power per KWH as a result of higher natural gas prices, partially offset by a 35.0% decrease in the volume of KWH purchased as a result of increased generation compared to the corresponding period in 2020.
Energy purchases from affiliates will vary depending on demand for energy and the availability and cost of generating resources at each company within the Southern Company system. These purchases are made in accordance with the IIC or other contractual agreements, as approved by the FERC.
Other Operations and Maintenance Expenses

Third Quarter 2021 vs. Third Quarter 2020		Year-To-Date 2021 vs. Year-To-Date 2020
(change in millions)	(% change)	(change in millions)	(% change)
$14	3.6	$97	9.0
In the third quarter 2021, other operations and maintenance expenses were $401 million compared to $387 million for the corresponding period in 2020. For year-to-date 2021, other operations and maintenance expenses were $1.18 billion compared to $1.08 billion for the corresponding period in 2020. The increases reflect the impacts of cost containment activities implemented for 2020 during the COVID-19 pandemic. The third quarter and year-to-date 2021 increases were primarily due to increases of $15 million and $49 million, respectively, in generation expenses associated with scheduled outages and Rate CNP Compliance-related expenses primarily related to the addition of new environmental systems in 2021. Also contributing to the third quarter and year-to-date 2021 increases were increases of $6 million and $23 million, respectively, in compensation and benefit expenses and $3 million and $10 million, respectively, related to unregulated services, as well as $9 million and $31 million, respectively, in transmission and distribution line maintenance expenses related to reliability NDR credits applied in 2020. The third quarter and year-to-date 2021 increases were partially offset by decreases of $22 million and $30 million, respectively, in bad debt expenses. See Note 2 to the financial statements under "Alabama Power – Rate NDR" and " – Rate CNP Compliance" in Item 8 of the Form 10-K for additional information.
Depreciation and Amortization

Third Quarter 2021 vs. Third Quarter 2020		Year-To-Date 2021 vs. Year-To-Date 2020
(change in millions)	(% change)	(change in millions)	(% change)
$9	4.4	$34	5.6
In the third quarter 2021, depreciation and amortization was $214 million compared to $205 million in the corresponding period in 2020. For year-to-date 2021, depreciation and amortization was $640 million compared to $606 million for the corresponding period in 2020. These increases were primarily due to additional plant in service, including the purchase of the Central Alabama Generating Station in August 2020. See Note 15 to the financial statements under "Alabama Power" in Item 8 of the Form 10-K for additional information.
Other Income (Expense), Net

Third Quarter 2021 vs. Third Quarter 2020		Year-To-Date 2021 vs. Year-To-Date 2020
(change in millions)	(% change)	(change in millions)	(% change)
$(1)	(3.3)	$15	19.2
For year-to-date 2021, other income (expense), net was $93 million compared to $78 million for the corresponding period in 2020. The increase was primarily due to an increase in non-service cost-related retirement benefits income. See Note (H) to the Condensed Financial Statements herein for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Income Taxes

Third Quarter 2021 vs. Third Quarter 2020		Year-To-Date 2021 vs. Year-To-Date 2020
(change in millions)	(% change)	(change in millions)	(% change)
$22	16.9	$59	19.2
In the third quarter 2021, income taxes were $152 million compared to $130 million for the corresponding period in 2020. For year-to-date 2021, income taxes were $366 million compared to $307 million for the corresponding period in 2020. The increases were primarily due to higher pre-tax earnings.
Georgia Power
Net Income

Third Quarter 2021 vs. Third Quarter 2020		Year-To-Date 2021 vs. Year-To-Date 2020
(change in millions)	(% change)	(change in millions)	(% change)
$(237)	(30.7)	$(381)	(27.0)
Georgia Power's net income for the third quarter 2021 was $536 million compared to $773 million for the corresponding period in 2020. The decrease was primarily due to a $197 million after-tax charge in the third quarter 2021 related to the construction of Plant Vogtle Units 3 and 4, higher non-fuel operations and maintenance costs, and lower retail revenues associated with milder weather in the third quarter 2021 as compared to the corresponding period in 2020, partially offset by sales growth.
For year-to-date 2021, net income was $1.03 billion compared to $1.41 billion for the corresponding period in 2020. The decrease was primarily due to a $465 million increase in after-tax charges related to the construction of Plant Vogtle Units 3 and 4. Also contributing to the decrease were higher non-fuel operations and maintenance costs, partially offset by higher retail revenues associated with sales growth.
See Note (B) to the Condensed Financial Statements herein and Note 2 to the financial statements in Item 8 of the Form 10-K under "Georgia Power – Nuclear Construction" for additional information regarding Plant Vogtle Units 3 and 4.
Retail Revenues

Third Quarter 2021 vs. Third Quarter 2020		Year-To-Date 2021 vs. Year-To-Date 2020
(change in millions)	(% change)	(change in millions)	(% change)
$217	8.9	$595	10.1
In the third quarter 2021, retail revenues were $2.65 billion compared to $2.44 billion for the corresponding period in 2020. For year-to-date 2021, retail revenues were $6.47 billion compared to $5.87 billion for the corresponding period in 2020.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Details of the changes in retail revenues were as follows:

	Third Quarter 2021		Year-To-Date 2021
	(in millions)	(% change)	(in millions)	(% change)
Retail – prior year	$2,435		$5,870
Estimated change resulting from –
Rates and pricing	10	0.4%	30	0.5%
Sales growth	51	2.1	110	1.9
Weather	(63)	(2.6)	(4)	(0.1)
Fuel cost recovery	219	9.0	459	7.8
Retail – current year	$2,652	8.9%	$6,465	10.1%
Revenues associated with changes in rates and pricing increased in the third quarter and year-to-date 2021 when compared to the corresponding periods in 2020. The increases were primarily due to higher contributions from commercial and industrial customers with variable demand-driven pricing and fixed residential customer bill programs, partially offset by a decrease in the NCCR tariff effective January 1, 2021. The increase in the third quarter 2021 was also partially offset by pricing effects associated with decreased residential customer usage. The increase for year-to-date 2021 also reflects increased ECCR tariff revenues associated with higher KWH sales. See Note (B) to the Condensed Financial Statements under "Georgia Power – Nuclear Construction – Regulatory Matters" herein for additional information.
Revenues attributable to changes in sales increased in the third quarter and year-to-date 2021 when compared to the corresponding periods in 2020. Weather-adjusted residential KWH sales increased 0.7% in both the third quarter and year-to-date 2021 when compared to the corresponding periods in 2020 primarily due to customer growth, largely offset by decreased customer usage, primarily due to shelter-in-place orders in effect during 2020. Weather-adjusted commercial KWH sales increased 4.8% and 3.4% in the third quarter and year-to-date 2021, respectively, and weather-adjusted industrial KWH sales increased 5.5% and 6.7% in the third quarter and year-to-date 2021, respectively, when compared to the corresponding periods in 2020, primarily due to the negative impacts of the COVID-19 pandemic on energy sales in 2020.
Fuel revenues and costs are allocated between retail and wholesale jurisdictions. Retail fuel cost recovery revenues increased in the third quarter and year-to-date 2021 when compared to the corresponding periods in 2020 due to higher fuel and purchased power costs. Electric rates include provisions to adjust billings for fluctuations in fuel costs, including the energy component of purchased power costs. Under these fuel cost recovery provisions, fuel revenues generally equal fuel expenses and do not affect net income. See Note 2 to the financial statements in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements herein under "Georgia Power – Fuel Cost Recovery" for additional information.
Wholesale Revenues

Third Quarter 2021 vs. Third Quarter 2020		Year-To-Date 2021 vs. Year-To-Date 2020
(change in millions)	(% change)	(change in millions)	(% change)
$29	85.3	$58	68.2
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
In the third quarter 2021, wholesale revenues were $63 million compared to $34 million for the corresponding period in 2020. For year-to-date 2021, wholesale revenues were $143 million compared to $85 million for the corresponding period in 2020. The increases for the third quarter and year-to-date 2021 were primarily due to increases of 25.1% and 15.1%, respectively, in KWH sales as a result of higher market demand and higher natural gas prices.
Other Revenues

Third Quarter 2021 vs. Third Quarter 2020		Year-To-Date 2021 vs. Year-To-Date 2020
(change in millions)	(% change)	(change in millions)	(% change)
$(7)	(4.7)	$26	6.3
For year-to-date 2021, other revenues were $442 million compared to $416 million for the corresponding period in 2020. The increase for year-to-date 2021 was primarily due to increases of $37 million in unregulated sales associated with power delivery construction and maintenance projects and outdoor lighting and $13 million in customer fees largely resulting from the COVID-19 pandemic-related temporary suspension of disconnections and late fees in 2020. These increases were partially offset by decreases of $11 million associated with the timing of certain unregulated energy conservation projects, $4 million in pole attachment revenues, and $3 million in solar application fees.
Fuel and Purchased Power Expenses

	Third Quarter 2021 vs. Third Quarter 2020		Year-To-Date 2021 vs. Year-To-Date 2020
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$64	17.4	$262	31.7
Purchased power – non-affiliates	27	18.5	52	12.7
Purchased power – affiliates	146	102.8	180	45.8
Total fuel and purchased power expenses	$237		$494
In the third quarter 2021, total fuel and purchased power expenses were $893 million compared to $656 million for the corresponding period in 2020. For year-to-date 2021, total fuel and purchased power expenses were $2.12 billion compared to $1.63 billion for the corresponding period in 2020. The increases for the third quarter and year-to-date 2021 were due to increases of $206 million and $409 million, respectively, related to the average cost of fuel and purchased power and net increases of $31 million and $85 million, respectively, related to the volume of KWHs generated and purchased.
Fuel and purchased power energy transactions do not have a significant impact on earnings since these fuel expenses are generally offset by fuel revenues through Georgia Power's fuel cost recovery mechanism. See Note 2 to the financial statements in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements herein under "Georgia Power – Fuel Cost Recovery" for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Details of Georgia Power's generation and purchased power were as follows:

	Third Quarter 2021	Third Quarter 2020	Year-To-Date 2021	Year-To-Date 2020
Total generation (in billions of KWHs)	16	17	46	42
Total purchased power (in billions of KWHs)	10	8	23	25
Sources of generation (percent) —
Gas	45	48	46	53
Nuclear	24	24	26	27
Coal	28	26	24	15
Hydro and solar	3	2	4	5
Cost of fuel, generated (in cents per net KWH) —
Gas	3.28	2.14	2.84	2.12
Nuclear	0.83	0.81	0.80	0.81
Coal	2.73	3.19	2.89	3.31
Average cost of fuel, generated (in cents per net KWH)	2.51	2.09	2.30	1.93
Average cost of purchased power (in cents per net KWH)(*)	5.24	3.76	4.80	3.50
(*)Average cost of purchased power includes fuel purchased by Georgia Power for tolling agreements where power is generated by the provider.
Fuel
In the third quarter 2021, fuel expense was $432 million compared to $368 million for the corresponding period in 2020. For year-to-date 2021, fuel expense was $1.09 billion compared to $0.83 billion for the corresponding period in 2020. The increases for the third quarter and year-to-date 2021 were primarily due to increases of 53.3% and 34.0%, respectively, in the average cost of natural gas per KWH generated, partially offset by decreases of 14.4% and 12.7%, respectively, in the average cost of coal per KWH generated and decreases of 11.1% and 6.0%, respectively, in the volume of KWHs generated by natural gas. Also contributing to the increase for year-to-date 2021 was a 76.1% increase in the volume of KWHs generated by coal.
Purchased Power – Non-Affiliates
In the third quarter 2021, purchased power expense from non-affiliates was $173 million compared to $146 million in the corresponding period in 2020. For year-to-date 2021, purchased power expense from non-affiliates was $461 million compared to $409 million in the corresponding period in 2020. The increases for the third quarter and year-to-date 2021 were primarily due to increases of 28.5% and 24.2%, respectively, in the average cost per KWH purchased primarily due to higher natural gas prices, partially offset by decreases of 5.6% and 7.7%, respectively, in the volume of KWHs purchased as Georgia Power units and Southern Company system resources generally dispatched at a lower cost than available market resources.
Energy purchases from non-affiliates will vary depending on the market prices of wholesale energy as compared to the cost of the Southern Company system's generation, demand for energy within the Southern Company system's electric service territory, and the availability of the Southern Company system's generation.
Purchased Power – Affiliates
In the third quarter 2021, purchased power expense from affiliates was $288 million compared to $142 million in the corresponding period in 2020. For year-to-date 2021, purchased power expense from affiliates was $573 million compared to $393 million in the corresponding period in 2020. The increases for the third quarter and year-to-date 2021 were primarily due to increases of 113.4% and 68.0%, respectively, in the average cost per KWH purchased

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
primarily due to higher natural gas prices. Also contributing to the increase for the third quarter 2021 was an increase of 26.9% in the volume of KWHs purchased due to lower cost Southern Company system resources as compared to available Georgia Power-owned generation.
Energy purchases from affiliates will vary depending on the demand and the availability and cost of generating resources at each company within the Southern Company system. These purchases are made in accordance with the IIC or other contractual agreements, all as approved by the FERC.
Other Operations and Maintenance Expenses

Third Quarter 2021 vs. Third Quarter 2020		Year-To-Date 2021 vs. Year-To-Date 2020
(change in millions)	(% change)	(change in millions)	(% change)
$61	12.6	$147	10.4
In the third quarter 2021, other operations and maintenance expenses were $544 million compared to $483 million for the corresponding period in 2020. For year-to-date 2021, other operations and maintenance expenses were $1.56 billion compared to $1.41 billion for the corresponding period in 2020. These increases reflect the impacts of cost containment activities implemented for 2020 during the COVID-19 pandemic. The increases for the third quarter and year-to-date 2021 were primarily associated with increases of $37 million and $68 million, respectively, in transmission and distribution vegetation and asset management activities, $8 million and $14 million, respectively, in generation expenses associated with non-outage maintenance costs and environmental projects, and $5 million and $24 million, respectively, in certain compensation and benefit expenses. Also contributing to the increase for year-to-date 2021 was a net increase of $12 million related to unregulated power delivery construction and maintenance projects and energy conservation projects as well as an $8 million decrease in nuclear property insurance refunds.
Depreciation and Amortization

Third Quarter 2021 vs. Third Quarter 2020		Year-To-Date 2021 vs. Year-To-Date 2020
(change in millions)	(% change)	(change in millions)	(% change)
$(13)	(3.6)	$(39)	(3.7)
In the third quarter 2021, depreciation and amortization was $345 million compared to $358 million for the corresponding period in 2020. For year-to-date 2021, depreciation and amortization was $1.03 billion compared to $1.06 billion for the corresponding period in 2020. The decreases for the third quarter and year-to-date 2021 primarily reflect decreased amortization of regulatory assets related to CCR AROs of $22 million and $66 million, respectively, under the terms of the 2019 ARP, partially offset by increases of $10 million and $30 million, respectively, in depreciation associated with additional plant in service. See Note (B) to the Condensed Financial Statements under "Georgia Power – Rate Plan" herein and Note 2 to the financial statements under "Georgia Power – Rate Plans – 2019 ARP" in Item 8 of the Form 10-K for additional information regarding recovery of costs associated with CCR AROs.
Taxes Other Than Income Taxes

Third Quarter 2021 vs. Third Quarter 2020		Year-To-Date 2021 vs. Year-To-Date 2020
(change in millions)	(% change)	(change in millions)	(% change)
$7	5.7	$21	6.1
In the third quarter 2021, taxes other than income taxes was $130 million compared to $123 million for the corresponding period in 2020. For year-to-date 2021, taxes other than income taxes was $365 million compared to $344 million for the corresponding period in 2020. The increases for the third quarter and year-to-date 2021 were primarily due to increases of $5 million and $14 million, respectively, in municipal franchise fees largely related to

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
higher retail revenues and increases of $2 million and $9 million, respectively, in property taxes primarily resulting from an increase in the assessed value of property.
Estimated Loss on Plant Vogtle Units 3 and 4

Third Quarter 2021 vs. Third Quarter 2020		Year-To-Date 2021 vs. Year-To-Date 2020
(change in millions)	(% change)	(change in millions)	(% change)
$264	N/M	$623	N/M
N/M - Not meaningful
In the third quarter 2021, Georgia Power recorded an estimated probable loss on Plant Vogtle Units 3 and 4 of $264 million. For year-to-date 2021 and 2020, Georgia Power recorded estimated probable losses on Plant Vogtle Units 3 and 4 of $772 million and $149 million, respectively. These losses reflect revisions to the total project capital cost forecast to complete construction and start-up of Plant Vogtle Units 3 and 4. See Note (B) to the Condensed Financial Statements herein and Note 2 to the financial statements in Item 8 of the Form 10-K under "Georgia Power – Nuclear Construction" for additional information.
Allowance for Equity Funds Used During Construction

Third Quarter 2021 vs. Third Quarter 2020		Year-To-Date 2021 vs. Year-To-Date 2020
(change in millions)	(% change)	(change in millions)	(% change)
$11	50.0	$31	49.2
In the third quarter 2021, allowance for equity funds used during construction was $33 million compared to $22 million for the corresponding period in 2020. For year-to-date 2021, allowance for equity funds used during construction was $94 million compared to $63 million for the corresponding period in 2020. The increases were primarily related to a higher AFUDC base largely associated with the construction of Plant Vogtle Units 3 and 4. See Note (B) to the Condensed Financial Statements under "Georgia Power – Nuclear Construction" herein for additional information regarding Plant Vogtle Units 3 and 4.
Other Income (Expense), Net

Third Quarter 2021 vs. Third Quarter 2020		Year-To-Date 2021 vs. Year-To-Date 2020
(change in millions)	(% change)	(change in millions)	(% change)
$10	31.3	$31	33.3
In the third quarter 2021, other income (expense), net was $42 million compared to $32 million for the corresponding period in 2020. For year-to-date 2021, other income (expense), net was $124 million compared to $93 million for the corresponding period in 2020. The increases were primarily due to increases of $12 million and $37 million, respectively, in non-service cost-related retirement benefits income. The increase for year-to-date 2021 was partially offset by a $5 million decrease in interest income due to lower short-term cash investments. See Note (H) to the Condensed Financial Statements herein for additional information on retirement benefits.
Income Taxes

Third Quarter 2021 vs. Third Quarter 2020		Year-To-Date 2021 vs. Year-To-Date 2020
(change in millions)	(% change)	(change in millions)	(% change)
$(59)	(34.3)	$(117)	(59.1)
In the third quarter 2021, income taxes were $113 million compared to $172 million for the corresponding period in 2020. The decrease was primarily due to lower pre-tax earnings largely resulting from the third quarter 2021 charge

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
associated with the construction of Plant Vogtle Units 3 and 4, partially offset by an increase in a valuation allowance on certain state tax credit carryforwards.
For year-to-date 2021, income taxes were $81 million compared to $198 million for the corresponding period in 2020. The decrease was primarily due to lower pre-tax earnings resulting from higher charges in 2021 compared to the corresponding period in 2020 associated with the construction of Plant Vogtle Units 3 and 4, partially offset by an increase in a valuation allowance on certain state tax credit carryforwards.
See Note (B) to the Condensed Financial Statements herein and Note 2 to the financial statements in Item 8 of the Form 10-K under "Georgia Power – Nuclear Construction" and Note (G) to the Condensed Financial Statements herein for additional information.
Mississippi Power
Net Income

Third Quarter 2021 vs. Third Quarter 2020		Year-To-Date 2021 vs. Year-To-Date 2020
(change in millions)	(% change)	(change in millions)	(% change)
$(17)	(25.4)	$(5)	(3.6)
In the third quarter 2021, net income was $50 million compared to $67 million for the corresponding period in 2020. For year-to-date 2021, net income was $133 million compared to $138 million for the corresponding period in 2020. The decreases were primarily due to increases in operations and maintenance expenses, largely offset by an increase in revenues, resulting from an increase in base rates that became effective for the first billing cycle of April 2021 and higher customer usage when compared to the corresponding periods in 2020.
Retail Revenues

Third Quarter 2021 vs. Third Quarter 2020		Year-To-Date 2021 vs. Year-To-Date 2020
(change in millions)	(% change)	(change in millions)	(% change)
$16	6.9	$40	6.3
In the third quarter 2021, retail revenues were $248 million compared to $232 million for the corresponding period in 2020. For year-to-date 2021, retail revenues were $670 million compared to $630 million for the corresponding period in 2020.
Details of the changes in retail revenues were as follows:

	Third Quarter 2021		Year-To-Date 2021
	(in millions)	(% change)	(in millions)	(% change)
Retail – prior year	$232		$630
Estimated change resulting from –
Rates and pricing	7	3.0%	8	1.3%
Sales growth	5	2.2	5	0.8
Weather	(4)	(1.7)	2	0.3
Fuel and other cost recovery	8	3.4	25	4.0
Retail – current year	$248	6.9%	$670	6.4%
Revenues associated with changes in rates and pricing increased in the third quarter and year-to-date 2021 when compared to the corresponding periods in 2020 primarily due to an increase in revenues in accordance with new PEP rates that became effective for the first billing cycle of April 2021. See Note (B) to the Condensed Financial Statements under "Mississippi Power – Performance Evaluation Plan" herein for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Revenues attributable to changes in sales increased in the third quarter and year-to-date 2021 when compared to the corresponding periods in 2020. Weather-adjusted residential KWH sales increased 2.6% and 0.2% in the third quarter and year-to-date 2021, respectively, when compared to the corresponding periods in 2020 due to increased customer usage. Weather-adjusted commercial KWH sales increased 2.8% and 2.5% in the third quarter and year-to-date 2021, respectively, and industrial KWH sales increased 4.9% and 0.2% in the third quarter and year-to-date 2021, respectively, when compared to corresponding periods in 2020, primarily due to the negative impacts of the COVID-19 pandemic on energy sales in 2020.
Fuel and other cost recovery revenues increased in the third quarter and year-to-date 2021 when compared to the corresponding periods in 2020 primarily as a result of higher recoverable fuel costs. Recoverable fuel costs include fuel and purchased power expenses reduced by the fuel portion of wholesale revenues from energy sold to customers outside Mississippi Power's service territory. Electric rates include provisions to adjust billings for fluctuations in fuel costs, including the energy component of purchased power costs. Under these provisions, fuel revenues generally equal fuel expenses, including the energy component of purchased power costs, and do not affect net income.
Wholesale Revenues – Non-Affiliates

Third Quarter 2021 vs. Third Quarter 2020		Year-To-Date 2021 vs. Year-To-Date 2020
(change in millions)	(% change)	(change in millions)	(% change)
$(1)	(1.6)	$14	8.5
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
For year-to-date 2021, wholesale revenues from sales to non-affiliates were $178 million compared to $164 million for the corresponding period in 2020. The increase was primarily due to higher fuel costs and opportunity sales, as well as increases in revenue from MRA customers primarily due to colder weather in the first quarter 2021 and changes in power supply agreements subsequent to the third quarter 2020.
Wholesale Revenues – Affiliates

Third Quarter 2021 vs. Third Quarter 2020		Year-To-Date 2021 vs. Year-To-Date 2020
(change in millions)	(% change)	(change in millions)	(% change)
$26	72.2	$38	46.3
Wholesale revenues from sales to affiliated companies will vary depending on demand and the availability and cost of generating resources at each company. These affiliate sales are made in accordance with the IIC, as approved by the FERC. These transactions do not have a significant impact on earnings since this energy is generally sold at marginal cost.
In the third quarter 2021, wholesale revenues from sales to affiliates were $62 million compared to $36 million for the corresponding period in 2020 . For year-to-date 2021, wholesale revenues from sales to affiliates were $120 million compared to $82 million for the corresponding period in 2020. The increases for third quarter and year-to-date 2021 were primarily due to increases of $29 million and $52 million, respectively, associated with higher

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
natural gas prices, partially offset by decreases of $2 million and $14 million, respectively, associated with lower KWH sales.
Fuel and Purchased Power Expenses

	Third Quarter 2021 vs. Third Quarter 2020		Year-To-Date 2021 vs. Year-To-Date 2020
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$36	35.0	$64	24.1
Purchased power	—	—	3	16.7
Total fuel and purchased power expenses	$36		$67
In the third quarter 2021, total fuel and purchased power expenses were $145 million compared to $109 million for the corresponding period in 2020. For year-to-date 2021, total fuel and purchased power expenses were $351 million compared to $284 million for the corresponding period in 2020. The increases were primarily due to an increase in the average cost of fuel compared to the corresponding periods in 2020.
Fuel and purchased power energy transactions do not have a significant impact on earnings since energy expenses are generally offset by energy revenues through Mississippi Power's fuel cost recovery clause.
Details of Mississippi Power's generation and purchased power were as follows:

	Third Quarter 2021	Third Quarter 2020	Year-To-Date 2021	Year-To-Date 2020
Total generation (in millions of KWHs)	4,878	5,011	13,016	13,662
Total purchased power (in millions of KWHs)	124	162	562	558
Sources of generation (percent) –
Gas	93	89	91	94
Coal	7	11	9	6
Cost of fuel, generated (in cents per net KWH) –
Gas	2.99	1.99	2.66	1.94
Coal	3.16	3.52	3.13	3.70
Average cost of fuel, generated (in cents per net KWH)	3.00	2.16	2.70	2.06
Average cost of purchased power (in cents per net KWH)	4.51	3.66	3.78	3.17
Fuel
In the third quarter 2021, fuel expense was $139 million compared to $103 million for the corresponding period in 2020. The increase was primarily due to a 50.3% increase in the average cost of natural gas per KWH generated, partially offset by a 31.5% decrease in the volume of KWHs generated by coal and a 10.2% decrease in the average cost of coal per KWH generated.
For year-to-date 2021, fuel expense was $330 million compared to $266 million for the corresponding period in 2020. The increase was due to a 37.1% increase in the average cost of natural gas per KWH generated and 34.2% increase in the volume of KWHs generated by coal, partially offset by a 15.4% decrease in the average cost of coal per KWH generated and an 8.0% decrease in the volume of KWHs generated by natural gas.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Other Operations and Maintenance Expenses

Third Quarter 2021 vs. Third Quarter 2020		Year-To-Date 2021 vs. Year-To-Date 2020
(change in millions)	(% change)	(change in millions)	(% change)
$23	37.1	$28	13.9
In the third quarter 2021, other operations and maintenance expenses were $85 million compared to $62 million for the corresponding period in 2020. The increase reflects the impacts of cost containment activities implemented for 2020 during the COVID-19 pandemic. The increase primarily reflects increases of $9 million associated with the Kemper County energy facility (primarily related to increases in dismantlement and closure costs and no salvage proceeds in 2021) and $7 million in generation expenses associated with outage and non-outage maintenance.
For year-to-date 2021, other operations and maintenance expenses were $230 million compared to $202 million for the corresponding period in 2020. The increase reflects the impacts of cost containment activities implemented for 2020 during the COVID-19 pandemic. The increase was primarily due to increases of $5 million associated with the Kemper County energy facility (primarily related to increases in dismantlement and closure costs and less salvage proceeds in 2021), $8 million in generation expenses associated with outage and non-outage maintenance, and $5 million in compensation and benefit expenses.
Depreciation and Amortization

Third Quarter 2021 vs. Third Quarter 2020		Year-To-Date 2021 vs. Year-To-Date 2020
(change in millions)	(% change)	(change in millions)	(% change)
$(1)	(2.1)	$3	2.2
For year-to-date, depreciation and amortization was $138 million compared to $135 million for the corresponding period in 2020. The increase was primarily due to a $6 million increase in depreciation due to additional plant in service and an increase in depreciation rates in accordance with the Mississippi Power Rate Case Settlement, partially offset by a $2 million net decrease in amortization associated with regulatory assets and liabilities. See Note 2 to the financial statements in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements herein under "Mississippi Power" for additional information.
Taxes Other Than Income Taxes

Third Quarter 2021 vs. Third Quarter 2020		Year-To-Date 2021 vs. Year-To-Date 2020
(change in millions)	(% change)	(change in millions)	(% change)
$2	6.5	$6	6.7
For year-to-date 2021, taxes other than income taxes were $96 million compared to $90 million for the corresponding period in 2020. The increase primarily reflects an increase in ad valorem taxes due to higher assessed values.
Other Income (Expense), Net

Third Quarter 2021 vs. Third Quarter 2020		Year-To-Date 2021 vs. Year-To-Date 2020
(change in millions)	(% change)	(change in millions)	(% change)
$1	16.7	$8	42.1
For year-to-date 2021, other income (expense), net was $27 million compared to $19 million for the corresponding period in 2020. The increase was primarily related to increases of $4 million in non-service cost-related retirement benefits income, $2 million in contributions in aid of construction, and $2 million in interest associated with a sales-type lease. See Notes (D) and (H) to the Condensed Financial Statements herein for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Southern Power
Net Income Attributable to Southern Power

Third Quarter 2021 vs. Third Quarter 2020		Year-To-Date 2021 vs. Year-To-Date 2020
(change in millions)	(% change)	(change in millions)	(% change)
$4	5.4	$(1)	(0.5)
Net income attributable to Southern Power for the third quarter 2021 was $78 million compared to $74 million for the corresponding period in 2020. The increase was primarily due to a net increase in revenues associated with new PPAs.
Net income attributable to Southern Power for year-to-date 2021 was $211 million compared to $212 million for the corresponding period in 2020. The decrease was primarily due to an increase in other operations and maintenance expenses in 2021 primarily associated with scheduled outages and maintenance and a gain recorded in the third quarter 2020 associated with the Roserock solar facility litigation, partially offset by a net increase in revenues associated with new PPAs and a tax benefit due to changes in state apportionment methodology resulting from tax legislation enacted by the State of Alabama in February 2021.
Operating Revenues

Third Quarter 2021 vs. Third Quarter 2020		Year-To-Date 2021 vs. Year-To-Date 2020
(change in millions)	(% change)	(change in millions)	(% change)
$156	29.8	$273	20.4
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

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Operating Revenues Details
Details of Southern Power's operating revenues were as follows:

	Third Quarter 2021	Third Quarter 2020	Year-To-Date 2021	Year-To-Date 2020
	(in millions)
PPA capacity revenues	$118	$116	$311	$297
PPA energy revenues	413	319	954	794
Total PPA revenues	531	435	1,265	1,091
Non-PPA revenues	139	84	327	235
Other revenues	9	4	18	11
Total operating revenues	$679	$523	$1,610	$1,337
In the third quarter 2021, total operating revenues were $679 million, reflecting a $156 million, or 30%, increase from the corresponding period in 2020. The increase in operating revenues was primarily due to the following:
•PPA energy revenues increased $94 million, or 29%, primarily due to an increase in sales under existing natural gas PPAs resulting from a $75 million increase in the price of fuel and purchased power and a $20 million increase related to a net increase in natural gas PPAs.
•Non-PPA revenues increased $55 million, or 65%, due to a $60 million increase in the market price of energy, partially offset by a $5 million decrease in the volume of KWHs sold through short-term sales.
For year-to-date 2021, total operating revenues were $1.6 billion, reflecting a $273 million, or 20%, increase from the corresponding period in 2020. The increase in operating revenues was primarily due to the following:
•PPA capacity revenues increased $14 million, or 5%, primarily due to increased capacity sales under existing contracts.
•PPA energy revenues increased $160 million, or 20%, primarily due to an increase in sales under existing natural gas PPAs resulting from a $139 million increase in the price of fuel and purchased power and a $25 million increase related to a net increase in natural gas PPAs. Also contributing to the increase was $12 million related to new wind PPAs which began subsequent to the first quarter 2020, partially offset by a $10 million decrease in sales under existing wind PPAs primarily due to a decrease in the volume of KWHs sold.
•Non-PPA revenues increased $92 million, or 39%, due to a $132 million increase in the market price of energy, partially offset by a $40 million decrease in the volume of KWHs sold through short-term sales.
Fuel and Purchased Power Expenses
Details of Southern Power's generation and purchased power were as follows:

	Third Quarter 2021	Third Quarter 2020	Year-To-Date 2021	Year-To-Date 2020
	(in billions of KWHs)
Generation	12.1	12.3	31.8	34.3
Purchased power	0.8	0.7	2.0	2.3
Total generation and purchased power	12.9	13.0	33.8	36.6

Total generation and purchased power, excluding solar, wind, and tolling agreements	7.7	7.4	20.2	21.9

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
Details of Southern Power's fuel and purchased power expenses were as follows:

	Third Quarter 2021 vs. Third Quarter 2020		Year-To-Date 2021 vs. Year-To-Date 2020
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$122	89.1	$194	56.1
Purchased power	22	115.8	34	65.4
Total fuel and purchased power expenses	$144		$228
In the third quarter 2021, total fuel and purchased power expenses increased $144 million, or 92%, compared to the corresponding period in 2020. Fuel expense increased $122 million due to a $115 million increase in the average cost of fuel per KWH generated and a $7 million increase associated with the volume of KWHs generated. Purchased power expense increased $22 million primarily due to an increase in the average cost of purchased power.
For year-to-date 2021, total fuel and purchased power expenses increased $228 million, or 57%, compared to the corresponding period in 2020. Fuel expense increased $194 million due to a $221 million increase in the average cost of fuel per KWH generated, partially offset by a $27 million decrease associated with the volume of KWHs generated. Purchased power expense increased $34 million due to a $39 million increase associated with the average cost of purchased power, partially offset by a $5 million decrease associated with the volume of KWHs purchased.
Other Operations and Maintenance Expenses

Third Quarter 2021 vs. Third Quarter 2020		Year-To-Date 2021 vs. Year-To-Date 2020
(change in millions)	(% change)	(change in millions)	(% change)
$5	5.6	$63	25.7
For year-to-date 2021, other operations and maintenance expenses were $308 million compared to $245 million for the corresponding period in 2020. The increase was primarily due to increases of $22 million in scheduled outage and maintenance expenses, $9 million in transmission expenses, $6 million in expenses associated with new wind facilities placed in service subsequent to the first quarter 2020, and $6 million related to the allocation of uncollected settlements by the Energy Reliability Council of Texas market as a result of Winter Storm Uri.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Depreciation and Amortization

Third Quarter 2021 vs. Third Quarter 2020		Year-To-Date 2021 vs. Year-To-Date 2020
(change in millions)	(% change)	(change in millions)	(% change)
$3	2.3	$16	4.4
For year-to-date 2021, depreciation and amortization was $383 million compared to $367 million for the corresponding period in 2020. The increase primarily resulted from new wind facilities placed in service subsequent to the first quarter 2020.
Loss on Sales-Type Lease

Third Quarter 2021 vs. Third Quarter 2020		Year-To-Date 2021 vs. Year-To-Date 2020
(change in millions)	(% change)	(change in millions)	(% change)
$15	N/M	$15	N/M
N/M - Not meaningful
In the third quarter 2021, a $15 million loss on sales-type lease was recorded upon commencement of the Garland battery energy storage facility PPA, $10 million of which was allocated through noncontrolling interests to Southern Power's partners in the project. See Notes (D) and (K) to the Condensed Financial Statements under "Lease Receivables" and "Southern Power," respectively, herein for additional information.
(Gain) Loss on Dispositions, Net

Third Quarter 2021 vs. Third Quarter 2020		Year-To-Date 2021 vs. Year-To-Date 2020
(change in millions)	(% change)	(change in millions)	(% change)
$—	—	$—	—
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
Other Income (Expense), Net

Third Quarter 2021 vs. Third Quarter 2020		Year-To-Date 2021 vs. Year-To-Date 2020
(change in millions)	(% change)	(change in millions)	(% change)
$(11)	(84.6)	$(9)	(47.4)
In the third quarter 2021, other income (expense), net was $2 million compared to $13 million for the corresponding period in 2020. For year-to-date 2021, other income (expense), net was $10 million compared to $19 million for the corresponding period in 2020. The decreases primarily related to a $12 million gain recorded in the third quarter 2020 associated with the Roserock solar facility litigation.
Income Taxes (Benefit)

Third Quarter 2021 vs. Third Quarter 2020		Year-To-Date 2021 vs. Year-To-Date 2020
(change in millions)	(% change)	(change in millions)	(% change)
$(5)	(35.7)	$(30)	(111.1)
For year-to-date 2021, income tax benefit was $3 million compared to income tax expense of $27 million for the corresponding period in 2020. The change was primarily due to changes in state apportionment methodology resulting from tax legislation enacted by the State of Alabama in February 2021 and the tax impact from the sale of Plant Mankato in January 2020.
See Note (G) to the Condensed Financial Statements herein, MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Income Tax Matters – Alabama State Tax Reform Legislation" in Item 7 of the Form 10-K, and Note 15 to the financial statements under "Southern Power" in Item 8 of the Form 10-K for additional information.
Net Income (Loss) Attributable to Noncontrolling Interests

Third Quarter 2021 vs. Third Quarter 2020		Year-To-Date 2021 vs. Year-To-Date 2020
(change in millions)	(% change)	(change in millions)	(% change)
$(23)	(82.1)	$(30)	N/M
N/M - Not meaningful
In the third quarter 2021, net income attributable to noncontrolling interests was $5 million compared to $28 million for the corresponding period in 2020. For year-to-date 2021, net loss attributable to noncontrolling interests was $27 million compared to net income of $3 million for the corresponding period in 2020. These changes were primarily due to loss allocations of $13 million related to the commencement of the Garland battery energy storage facility PPA in the third quarter 2021, which includes $10 million allocated from the loss on sales-type lease. In addition, these changes were due to lower income allocations to solar equity partners and higher HLBV loss allocations to wind tax equity partners, including new partnerships entered into subsequent to the third quarter 2020, totaling $10 million and $16 million for the third quarter and year-to-date 2021, respectively. See Notes (D) and (K) to the Condensed Financial Statements under "Lease Receivables" and "Southern Power," respectively, herein for additional information.
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
Net Income

Third Quarter 2021 vs. Third Quarter 2020		Year-To-Date 2021 vs. Year-To-Date 2020
(change in millions)	(% change)	(change in millions)	(% change)
$42	N/M	$29	8.1
N/M - Not meaningful
In the third quarter 2021, net income was $56 million compared to $14 million for the corresponding period in 2020. For year-to-date 2021, net income was $389 million compared to $360 million for the corresponding period in 2020. The increases for the third quarter and year-to-date 2021 primarily reflect increases of $139 million and $153 million, respectively, at wholesale gas services primarily due to the gain on the sale of Sequent and higher revenues, partially offset by $85 million of deferred income taxes. The third quarter 2021 change also reflects a decrease of $13 million at gas pipeline investments primarily from after-tax charges related to the PennEast Pipeline project. The year-to-date 2021 increase also reflects a $24 million increase at gas distribution operations primarily due to base rate increases and continued investment in infrastructure replacement, partially offset by a decrease of $71 million at gas pipeline investments primarily related to after-tax impairment charges related to the PennEast Pipeline project.
See Note (C) to the Condensed Financial Statements under "Other Matters – Southern Company Gas" herein and Notes (E) and (K) to the Condensed Financial Statements under "Southern Company Gas" herein, as well as Note 2 to the financial statements under "Southern Company Gas" in Item 8 of the Form 10-K for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Natural Gas Revenues, including Alternative Revenue Programs

Third Quarter 2021 vs. Third Quarter 2020		Year-To-Date 2021 vs. Year-To-Date 2020
(change in millions)	(% change)	(change in millions)	(% change)
$146	30.6	$632	26.8
In the third quarter 2021, natural gas revenues, including alternative revenue programs, were $623 million compared to $477 million for the corresponding period in 2020. For year-to-date 2021, natural gas revenues, including alternative revenue programs, were $3.0 billion compared to $2.4 billion for the corresponding period in 2020.
Details of the changes in natural gas revenues, including alternative revenue programs, were as follows:

	Third Quarter 2021		Year-To-Date 2021
	(in millions)	(% change)	(in millions)	(% change)
Natural gas revenues – prior year	$477		$2,362
Estimated change resulting from –
Infrastructure replacement programs and base rate changes	28	5.9%	109	4.6%
Gas costs and other cost recovery	54	11.3	294	12.5
Wholesale gas services	51	10.7	207	8.8
Other	13	2.7	22	0.9
Natural gas revenues – current year	$623	30.6%	$2,994	26.8%
Revenues from infrastructure replacement programs and base rate changes increased in the third quarter and year-to-date 2021 compared to the corresponding periods in 2020 primarily due to rate increases at Atlanta Gas Light, Virginia Natural Gas, and Chattanooga Gas and continued investment in infrastructure replacement. See Note 2 to the financial statements under "Southern Company Gas – Rate Proceedings" in Item 8 of the Form 10-K for additional information.
Revenues associated with gas costs and other cost recovery increased in the third quarter and year-to-date 2021 compared to the corresponding periods in 2020 primarily due to higher volumes of natural gas sold and higher natural gas cost recovery. See "Cost of Natural Gas" herein for additional information. Revenue impacts from weather and customer growth are described further below.
For the third quarter 2021, the change in revenues related to Southern Company Gas' wholesale gas services was due to the sale of Sequent on July 1, 2021. The year-to-date 2021 change reflects higher volumes of natural gas sold and higher commercial activities as a result of Winter Storm Uri, partially offset by derivative losses all prior to the sale of Sequent on July 1, 2021. See "Segment Information – Wholesale Gas Services" herein for additional information. Also see Note (K) to the Condensed Financial Statements under "Southern Company Gas" herein for additional information.
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

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

	Third Quarter			2021 vs. normal	2021 vs. 2020	Year-to-Date			2021 vs. normal	2021 vs. 2020
	Normal(*)	2021	2020	(warmer)	(warmer)	Normal(*)	2021	2020	(warmer)	colder
	(in thousands)					(in thousands)
Illinois	53	14	54	(73.6)%	(74.1)%	3,734	3,594	3,548	(3.7)%	1.3%
Georgia	3	3	15	—%	(80.0)%	1,454	1,396	1,294	(4.0)%	7.9%
(*)Normal represents the 10-year average from January 1, 2011 through September 30, 2020 for Illinois at Chicago Midway International Airport and for Georgia at Atlanta Hartsfield-Jackson International Airport, based on information obtained from the National Oceanic and Atmospheric Administration, National Climatic Data Center.
The following table provides the number of customers served by Southern Company Gas at September 30, 2021 and 2020:

	September 30,
	2021	2020	2021 vs. 2020
	(in thousands, except market share %)		(% change)
Gas distribution operations	4,283	4,258	0.6%
Gas marketing services
Energy customers(*)	603	659	(8.5)%
Market share of energy customers in Georgia	28.9%	28.9%	—%
(*)Gas marketing services' customers are primarily located in Georgia and Illinois. September 30, 2020 also includes approximately 50,000 customers in Ohio contracted through an annual auction process to serve for 12 months beginning April 1, 2020.
Southern Company Gas anticipates customer growth and uses a variety of targeted marketing programs to attract new customers and to retain existing customers.
Cost of Natural Gas

Third Quarter 2021 vs. Third Quarter 2020		Year-To-Date 2021 vs. Year-To-Date 2020
(change in millions)	(% change)	(change in millions)	(% change)
$58	81.7	$289	44.2
Excluding Atlanta Gas Light, which does not sell natural gas to end-use customers, natural gas distribution rates include provisions to adjust billings for fluctuations in natural gas costs. Therefore, gas costs recovered through natural gas revenues generally equal the amount expensed in cost of natural gas and do not affect net income from gas distribution operations. Cost of natural gas at gas distribution operations represented 78% and 85% of total cost of natural gas for the third quarter and year-to-date 2021, respectively. See MANAGEMENT'S DISCUSSION AND ANALYSIS – RESULTS OF OPERATIONS – "Southern Company Gas – Cost of Natural Gas" in Item 7 of the Form 10-K and "Natural Gas Revenues, including Alternative Revenue Programs" herein for additional information.
In the third quarter 2021, cost of natural gas was $129 million compared to $71 million for the corresponding period in 2020. The increase reflects higher gas cost recovery driven by a 103% increase in natural gas prices in the third quarter 2021 compared to the corresponding period in 2020.
For year-to-date 2021, cost of natural gas was $943 million compared to $654 million for the corresponding period in 2020. The increase reflects higher volumes sold due to colder weather and higher gas cost recovery for year-to-date 2021 compared to the corresponding period in 2020. The increase also reflects a 69% increase in natural gas prices for year-to-date 2021 compared to the corresponding period in 2020.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
The following table details the volumes of natural gas sold during all periods presented.

	Third Quarter		2021 vs. 2020	Year-to-Date		2021 vs. 2020
	2021	2020		2021	2020
Gas distribution operations (mmBtu in millions)
Firm	74	68	8.8%	465	425	9.4%
Interruptible	23	21	9.5	73	67	9.0
Total	97	89	9.0%	538	492	9.3%
Wholesale gas services (mmBtu in millions/day)
Daily physical sales	—	7.1	(100.0)%	6.6	6.8	(2.9)%
Gas marketing services (mmBtu in millions)
Firm:
Georgia	3	3	—%	26	21	23.8%
Illinois	—	1	(100.0)	5	6	(16.7)
Other	2	2	—	10	9	11.1
Interruptible large commercial and industrial	3	3	—	10	10	—
Total	8	9	(11.1)%	51	46	10.9%
Other Operations and Maintenance Expenses

Third Quarter 2021 vs. Third Quarter 2020		Year-To-Date 2021 vs. Year-To-Date 2020
(change in millions)	(% change)	(change in millions)	(% change)
$21	9.7	$82	11.8
In the third quarter 2021, other operations and maintenance expenses were $238 million compared to $217 million for the corresponding period in 2020. The increase was primarily due to higher compensation primarily at distribution operations and bad debt expenses. For year-to-date 2021, other operations and maintenance expenses were $776 million compared to $694 million for the corresponding period in 2020. The increase was primarily due to higher compensation expenses primarily at distribution operations and wholesale gas services.
Depreciation and Amortization

Third Quarter 2021 vs. Third Quarter 2020		Year-To-Date 2021 vs. Year-To-Date 2020
(change in millions)	(% change)	(change in millions)	(% change)
$8	6.4	$28	7.6
In the third quarter 2021, depreciation and amortization was $133 million compared to $125 million for the corresponding period in 2020. For year-to-date 2021, depreciation and amortization was $396 million compared to $368 million for the corresponding period in 2020. The increases were primarily due to continued infrastructure investments at the natural gas distribution utilities.
Taxes Other Than Income Taxes

Third Quarter 2021 vs. Third Quarter 2020		Year-To-Date 2021 vs. Year-To-Date 2020
(change in millions)	(% change)	(change in millions)	(% change)
$1	2.9	$12	7.8
For year-to-date 2021, taxes other than income taxes were $166 million compared to $154 million for the corresponding period in 2020. The increase primarily reflects an increase in revenue tax expenses as a result of higher natural gas revenues at Nicor Gas. These revenue tax expenses are passed directly to customers and have no impact on net income.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
(Gain) Loss on Dispositions, Net

Third Quarter 2021 vs. Third Quarter 2020		Year-To-Date 2021 vs. Year-To-Date 2020
(change in millions)	(% change)	(change in millions)	(% change)
$121	N/M	$129	N/M
N/M - Not meaningful
In the third quarter and year-to-date 2021, gain on dispositions was $121 million and $127 million, respectively, and primarily related to the $121 million gain on the sale of Sequent recorded in the third quarter 2021. The year-to-date 2021 gain also includes $5 million of contingent payment from the sale of Pivotal LNG recorded in the second quarter 2021. See Note (K) to the Condensed Financial Statements under "Southern Company Gas" herein for additional information.
Earnings from Equity Method Investments

Third Quarter 2021 vs. Third Quarter 2020		Year-To-Date 2021 vs. Year-To-Date 2020
(change in millions)	(% change)	(change in millions)	(% change)
$(8)	(24.2)	$(92)	(86.8)
In the third quarter 2021, earnings from equity method investments was $25 million compared to $33 million for the corresponding period in 2020. The decrease was primarily due to lower earnings at SNG resulting from lower revenues and an impairment charge related to the PennEast Pipeline project.
For year-to-date 2021, earnings from equity method investments was $14 million compared to $106 million for the corresponding period in 2020. The decrease was primarily due to pre-tax impairment charges totaling $84 million related to the PennEast Pipeline project and lower earnings at SNG resulting from lower revenues.
See Notes (C) and (E) to the Condensed Financial Statements herein under "Other Matters – Southern Company Gas" and "Southern Company Gas," respectively, for additional information.
Other Income (Expense), Net

Third Quarter 2021 vs. Third Quarter 2020		Year-To-Date 2021 vs. Year-To-Date 2020
(change in millions)	(% change)	(change in millions)	(% change)
$1	8.3	$(99)	N/M
N/M - Not meaningful
For year-to-date 2021, other income (expense), net was $66 million of expense compared to $33 million of income for the corresponding period in 2020. The change was largely due to charitable contributions of $101 million in the second quarter 2021.
Income Taxes

Third Quarter 2021 vs. Third Quarter 2020		Year-To-Date 2021 vs. Year-To-Date 2020
(change in millions)	(% change)	(change in millions)	(% change)
$130	N/M	$126	128.6
N/M - Not meaningful
In the third quarter 2021, income taxes were $133 million compared to $3 million for the corresponding period in 2020. For year-to-date 2021, income taxes were $224 million compared to $98 million for the corresponding period in 2020. The increases were primarily the result of $85 million in additional tax expense resulting from changes in state apportionment rates as a result of the sale of Sequent, $28 million of tax expense related to the sale of Sequent, and higher pre-tax earnings at wholesale gas services and gas distribution operations. Partially offsetting the year-to-date 2021 increase was $18 million of tax benefit resulting from the impairment charge in the second quarter 2021

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
at gas pipeline investments related to the PennEast Pipeline project. See Notes (C) and (E) to the Condensed Financial Statements herein under "Other Matters – Southern Company Gas" and "Southern Company Gas," respectively, as well as Note (G) to the Condensed Financial Statements herein for additional information.
Segment Information
Operating revenues, operating expenses, and net income for each segment are provided in the table below. See Note (L) to the Condensed Financial Statements under "Southern Company Gas" herein for additional information.

	Third Quarter 2021			Third Quarter 2020
	Operating Revenues	Operating Expenses	Net Income (Loss)	Operating Revenues	Operating Expenses	Net Income (Loss)
	(in millions)			(in millions)
Gas distribution operations	$556	$459	$45	$479	$384	$46
Gas pipeline investments	8	3	10	8	3	23
Wholesale gas services	—	(120)	94	(51)	11	(45)
Gas marketing services	52	52	(2)	39	45	(3)
All other	11	25	(91)	8	11	(7)
Intercompany eliminations	(4)	(4)	—	(6)	(6)	—
Consolidated	$623	$415	$56	$477	$448	$14

	Year-To-Date 2021			Year-To-Date 2020
	Operating Revenues	Operating Expenses	Net Income (Loss)	Operating Revenues	Operating Expenses	Net Income (Loss)
	(in millions)			(in millions)
Gas distribution operations	$2,466	$1,936	$308	$2,086	$1,609	$284
Gas pipeline investments	24	9	3	24	9	74
Wholesale gas services	188	(53)	108	(19)	40	(45)
Gas marketing services	311	226	60	272	194	59
All other	29	60	(90)	24	45	(12)
Intercompany eliminations	(24)	(24)	—	(25)	(25)	—
Consolidated	$2,994	$2,154	$389	$2,362	$1,872	$360
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
In the third quarter and year-to-date 2021, net income decreased $1 million, or 2.2%, and increased $24 million, or 8.5%, respectively, when compared to the corresponding periods in 2020. In the third quarter and year-to-date 2021,

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
operating revenue increased $77 million and $380 million, respectively, when compared to the corresponding periods in 2020 primarily due to higher gas cost recovery, rate increases for Atlanta Gas Light, Virginia Natural Gas, and Chattanooga Gas and continued investment in infrastructure replacement. Gas costs recovered through natural gas revenues generally equal the amount expensed in cost of natural gas. In the third quarter and year-to-date 2021, operating expenses increased $75 million and $327 million, respectively, when compared to the corresponding periods in 2020 primarily due to increases of $44 million and $245 million, respectively, in cost of gas as a result of higher natural gas prices and higher volumes sold, higher depreciation resulting from additional assets placed in service, higher taxes other than income taxes due to higher pass through taxes, and higher compensation expenses. In the third quarter and year-to-date 2021, other income and expense decreased $4 million and $8 million, respectively, when compared to the corresponding periods in 2020, primarily due to a decrease in non-service cost-related retirement benefits income. In the third quarter and year-to-date 2021, interest expense, net of amounts capitalized increased $6 million and $16 million, respectively, when compared to the corresponding periods in 2020 primarily due to additional debt issued to finance continued investments. In the third quarter and year-to-date 2021, income taxes decreased $7 million and increased $5 million, respectively, when compared to the corresponding periods in 2020, primarily due to changes in pre-tax earnings and a lower estimated tax rate.
See Note 2 to the financial statements under "Southern Company Gas" in Item 8 of the Form 10-K for additional information.
Gas Pipeline Investments
Gas pipeline investments consists primarily of joint ventures in natural gas pipeline investments including SNG, PennEast Pipeline, Dalton Pipeline, and Atlantic Coast Pipeline (until its sale on March 24, 2020). See Note (E) to the Condensed Financial Statements under "Southern Company Gas" herein and Note 15 to the financial statements under "Southern Company Gas" in Item 8 of the Form 10-K for additional information. Also see Note (C) to the Condensed Financial Statements under "Other Matters – Southern Company Gas" herein for information regarding the September 2021 cancellation of the PennEast Pipeline project.
In the third quarter 2021, net income decreased $13 million, or 56.5%, compared to the corresponding period in 2020. The decrease primarily relates to an impairment charge related to the PennEast Pipeline project.
For year-to-date 2021, net income decreased $71 million, or 95.9% when compared to the corresponding period in 2020. The decrease was primarily due to pre-tax impairment charges totaling $84 million ($67 million after tax) related to the equity method investment in the PennEast Pipeline project, as well as lower earnings at SNG due to lower revenues.
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
In the third quarter 2021, net income increased $139 million, or 308.9%, compared to the corresponding period in 2020. The sale of Sequent on July 1, 2021 resulted in $94 million of net income in the third quarter 2021. In the third quarter 2020, wholesale gas services had $51 million of commercial activity and derivative losses and $11 million in operating expenses, which resulted in a net loss of $45 million.
For year-to-date 2021, net income increased $153 million, or 340.0% when compared to the corresponding period in 2020. The increase primarily relates to a $207 million increase in operating revenue and a $121 million gain on the sale of Sequent, partially offset by a $28 million increase in operating expenses primarily related to an increase in

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
variable compensation, a $101 million decrease in other income and (expense) related to higher charitable contributions, and a $47 million increase in income tax expense due to higher pre-tax earnings.
Change in Commercial Activity
The commercial activity at wholesale gas services includes recognition of storage and transportation values that were generated in prior periods, which reflect the impact of prior period hedge gains and losses as associated physical transactions occur. Due to the sale of Sequent on July 1, 2021, the change in the third quarter 2021 reflects the commercial activities and derivative losses in the third quarter 2020. The increase in commercial activity for year-to-date 2021 compared to the corresponding period in 2020 was primarily due to natural gas price volatility that was generated by cold weather, particularly in the Midwest and Texas, resulting in wider transportation spreads.
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
In the third quarter and year-to-date 2021, operating revenue increased $13 million and $39 million, respectively, when compared to the corresponding periods in 2020. These increases primarily relate to higher natural gas prices and increased retail price spreads. In the third quarter and year-to-date 2021, cost of sales increased $10 million and $39 million, respectively, when compared to the corresponding periods in 2020 primarily due to higher natural gas prices.
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
In the third quarter 2021, net loss increased $84 million and for year-to-date 2021, net income decreased $78 million when compared to the corresponding periods in 2020. The changes primarily relate to additional tax expense due to changes in state apportionment rates as a result of the sale of Sequent.
See Note 15 to the financial statements under "Southern Company Gas" in Item 8 of the Form 10-K for additional information on the sale of its interest in Pivotal LNG and the sale of Jefferson Island. Also see Notes (G) and (K) to the Condensed Financial Statements herein.
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
Global and U.S. economic conditions have been significantly affected by a series of demand and supply shocks that caused a global and national economic recession in 2020. Most prominently, the COVID-19 pandemic has negatively impacted global supply chains and business operations as suppliers continue to experience difficulties keeping up with strong demand for factory goods, which is being driven by low business inventories. In addition, rising inflation in 2021 has resulted in increasing costs for many goods and services. The combination of rising inoculation rates in the U.S. population and the federal COVID-19 relief package contributed to increased economic recovery in 2021; however, fiscal support of business and personal incomes is declining. The drivers, speed, and depth of the 2020 economic contraction were unprecedented and have reduced energy demand across the Southern Company system's service territory, primarily in the commercial and industrial classes. The negative impacts, which started in late-March 2020, of the COVID-19 pandemic and related recession on the Southern Company system's retail electric sales began to improve in the middle of May 2020. Retail electric revenues attributable to changes in sales increased in the first nine months of 2021 when compared to the corresponding period in 2020 primarily due to the normalization of economic activity; however, retail electric sales continued to be negatively impacted by the COVID-19 pandemic when compared to pre-pandemic trends. Recovery is expected to continue through the remainder of 2021, but responses to the COVID-19 pandemic by both customers and governments could significantly affect the pace of recovery. The ultimate extent of the negative impact on revenues depends on the depth and duration of the economic contraction in the Southern Company system's service territory and cannot be determined at this time. See RESULTS OF OPERATIONS herein for information on COVID-19-related impacts on energy demand in the Southern Company system's service territory during the first nine months of 2021.
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
The level of future earnings for Southern Company Gas' primary business of distributing natural gas and its complementary businesses in the gas pipeline investments and gas marketing services sectors depends on numerous factors. These factors include the natural gas distribution utilities' ability to maintain constructive regulatory environments that allow for the timely recovery of prudently-incurred costs, the completion and subsequent operation of ongoing infrastructure and other construction projects, creditworthiness of customers, and Southern Company Gas' ability to re-contract storage rates at favorable prices. The volatility of natural gas prices has an impact on Southern Company Gas' customer rates, its long-term competitive position against other energy sources, and the ability of Southern Company Gas' gas marketing services business to capture value from locational and seasonal spreads. Additionally, changes in commodity prices, primarily driven by tight gas supplies and diminished gas production, subject a portion of Southern Company Gas' operations to earnings variability. Additional economic factors may contribute to this environment, including a significant drop in oil and natural gas prices, which could lead to consolidation of natural gas producers or reduced levels of natural gas production. However, if economic conditions continue to improve, the demand for natural gas may increase, which may cause natural gas prices to rise and drive higher volatility in the natural gas markets on a longer-term basis.

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
On October 13, 2021, in accordance with the ELG Rules' requirement for electric utilities to identify compliance plans either through certain compliance pathways or by permanently ceasing combustion of coal by certain deadlines, Alabama Power and Georgia Power each submitted initial notices of planned participation (NOPP) for applicable units with its state permitting authority, as detailed further below.
Alabama Power submitted its NOPP to the Alabama Department of Environmental Management indicating plans to retire Plant Barry Unit 5 (700 MWs) and to cease using coal and begin operating solely on natural gas at Plant Barry Unit 4 (350 MWs) and Plant Gaston Unit 5 (880 MWs). Alabama Power, as agent for SEGCO, which is equally owned by Alabama Power and Georgia Power, indicated plans to retire Plant Gaston Units 1 through 4 (1,000 MWs). These plans are expected to be completed on or before the compliance date of December 31, 2028. The NOPP submittals are subject to the review of the Alabama Department of Environmental Management. Retirement of Plant Barry Unit 5 could occur as early as 2023, subject to completion of the acquisition of the Calhoun Generating Station and certain operating conditions. See Note 7 to the financial statements under "SEGCO" in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements under "Alabama Power – Calhoun Generating Station Acquisition" herein for additional information.
The assets for which Alabama Power has indicated retirement, due to early closure or repowering of the unit to natural gas, have net book values totaling approximately $1.5 billion (excluding capitalized asset retirement costs

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
which are recovered through Rate CNP Compliance) at September 30, 2021. Based on an Alabama PSC order, Alabama Power is authorized to establish a regulatory asset to record the unrecovered investment costs, including the plant asset balance and the costs associated with site removal and closure, associated with future unit retirements caused by environmental regulations (Environmental Accounting Order). Under the Environmental Accounting Order, the regulatory asset would be amortized and recovered over an affected unit's remaining useful life, as established prior to the decision regarding early retirement, through Rate CNP Compliance. See Note 2 to the financial statements under "Alabama Power – Rate CNP Compliance" and " – Environmental Accounting Order" in Item 8 of the Form 10-K for additional information.
Georgia Power submitted its NOPP to the Georgia Environmental Protection Division indicating plans to retire Plant Wansley Units 1 and 2 (926 MWs based on 53.5% ownership), Plant Bowen Units 1 and 2 (1,400 MWs), and Plant Scherer Unit 3 (614 MWs based on 75% ownership) on or before the compliance date of December 31, 2028. Georgia Power intends to pursue compliance with the ELG Rules for Plant Scherer Units 1 and 2 (137 MWs based on 8.4% ownership) through the voluntary incentive program by no later than December 31, 2028. Georgia Power intends to comply with the ELG Rules for Plant Bowen Units 3 and 4 through the generally applicable requirements by December 31, 2025; therefore, no NOPP submission was required for these units. The NOPP submittals and generally applicable requirements are subject to the review of the Georgia Environmental Protection Division.
The units for which Georgia Power has indicated early retirement plans have net book values totaling approximately $2.2 billion (excluding capitalized asset retirement costs which are recovered through the ECCR tariff) at September 30, 2021. A final decision regarding the future operation of Georgia Power's impacted units and the timing of any retirements will be subject to review by the Georgia PSC in Georgia Power's next IRP, which is required to be filed by January 31, 2022.
The ultimate outcome of these matters cannot be determined at this time.
Coal Combustion Residuals
Based on requirements for closure and monitoring of landfills and ash ponds pursuant to the CCR Rule and applicable state rules, the traditional electric operating companies have periodically updated, and expect to continue periodically updating, their related cost estimates and ARO liabilities for each CCR unit as additional information related to ash pond closure methodologies, schedules, and/or costs becomes available. Some of these updates have been, and future updates may be, material. Additionally, the closure designs and plans in the States of Alabama and Georgia are subject to approval by environmental regulatory agencies. Absent continued recovery of ARO costs through regulated rates, results of operations, cash flows, and financial condition for Southern Company and the traditional electric operating companies could be materially impacted. See Note (A) to the Condensed Financial Statements under "Asset Retirement Obligations" herein for information regarding increases in AROs recorded during the third quarter 2021 at Alabama Power, Georgia Power, and Mississippi Power.
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
Alabama Power
On August 11, 2021, the Alabama PSC issued an order approving an extension of Alabama Power's Renewable Generation Certificate (RGC) through September 16, 2027. The RGC authorizes Alabama Power to procure up to 500 MWs of capacity and energy from renewable energy resources and to separately market the related energy and environmental attributes to customers and other third parties. Alabama Power has four solar projects under the RGC totaling approximately 170 MWs.

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
Southern Company Gas is engaged in various infrastructure improvement programs designed to update or expand the natural gas distribution systems of the natural gas distribution utilities to improve reliability and meet operational flexibility and growth. The natural gas distribution utilities recover their investment and a return associated with these infrastructure programs through their regulated rates. See Note 2 to the financial statements in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements herein under "Southern Company Gas" for additional information on Southern Company Gas' construction program.
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
Alabama Power
On March 10, 2021, Alabama Power executed a coordinated planning and operations agreement with PowerSouth, with a minimum term of 10 years. The agreement, which includes combined operations (including joint commitment and dispatch), is expected to create energy cost savings and enhanced system reliability for both parties. Projected revenues are expected to offset any increased administrative costs incurred by Alabama Power; therefore, no material impact to net income is expected. Alabama Power has the right to participate in a portion of PowerSouth's future incremental load growth. All regulatory approvals have been received and the agreement was implemented on September 1, 2021.

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
As a result of the sale of Sequent on July 1, 2021, Southern Company and Southern Company Gas no longer consider valuations regarding derivatives and hedging activities to be a critical accounting estimate. Except as described herein, there were no other significant changes to the Registrants' critical accounting policies and estimates during the nine months ended September 30, 2021. See Note (K) to the Condensed Financial Statements under "Southern Company Gas" herein for information regarding the sale of Sequent.
Estimated Cost, Schedule, and Rate Recovery for the Construction of Plant Vogtle Units 3 and 4
(Southern Company and Georgia Power)
Following milestone extensions in January 2021, Southern Nuclear has been performing additional construction remediation work necessary to ensure quality and design standards are met as system turnovers are completed to support hot functional testing, which was completed in July 2021, and fuel load for Unit 3. As a result of challenges including, but not limited to, construction productivity, construction remediation work, the pace of system turnovers, spent fuel pool repairs, and the timeframe and duration for hot functional and other testing, at the end of the second quarter 2021, Southern Nuclear further extended certain milestone dates, including the fuel load for Unit 3, from those established in January 2021. Through the third quarter 2021, the project continued to face challenges including, but not limited to, construction productivity, construction remediation work, and the pace of system turnovers. As a result of these continued challenges, at the end of the third quarter 2021, Southern Nuclear further extended certain milestone dates, including fuel load for Unit 3, from those established at the end of the second quarter 2021. The site work plan currently targets fuel load for Unit 3 in the first quarter 2022 and an in-service date of May 2022 and primarily depends on significant improvements in overall construction productivity and production levels, the volume of construction remediation work, the pace of system and area turnovers, and the progression of startup and other testing. As the site work plan includes minimal margin to these milestone dates, an in-service date in the third quarter 2022 for Unit 3 is projected, although any further delays could result in a later in-service date.
As the result of productivity challenges, at the end of the second quarter 2021, Southern Nuclear also further extended milestone dates for Unit 4 from those established in January 2021. These productivity challenges continued into the third quarter 2021 and some craft and support resources were diverted temporarily to support construction efforts on Unit 3. As a result of these factors, at the end of the third quarter 2021, Southern Nuclear further extended the milestone dates for Unit 4 from those established at the end of the second quarter 2021. The site work plan targets an in-service date of March 2023 for Unit 4 and primarily depends on overall construction productivity and production levels significantly improving as well as appropriate levels of craft laborers, particularly electricians and pipefitters, being added and maintained. As the site work plan includes minimal margin to the milestone dates, an in-service date in the second quarter 2023 for Unit 4 is projected, although any further delays could result in a later in-service date.
As of March 31, 2021, approximately $84 million of the construction contingency established in the fourth quarter 2020 was assigned to the base capital cost forecast for costs primarily associated with the schedule extension for Unit 3 to December 2021, construction productivity, support resources, and construction remediation work. Georgia

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Power increased its total capital cost forecast as of March 31, 2021 by adding $48 million to the remaining construction contingency. As of June 30, 2021, all of the remaining construction contingency previously established and an additional $341 million was assigned to the base capital cost forecast for costs primarily associated with the schedule extensions for Units 3 and 4, construction remediation work for Unit 3, and construction productivity and support resources for Units 3 and 4. Georgia Power also increased its total capital cost forecast as of June 30, 2021 by adding $119 million to replenish construction contingency. As a result of the factors discussed above, during the third quarter 2021, all of the remaining construction contingency previously established in the second quarter 2021 and an additional $127 million was assigned to the base capital cost forecast for costs primarily associated with the schedule extensions for Units 3 and 4, construction productivity and support resources for Units 3 and 4, and construction remediation work for Unit 3. Georgia Power also increased its total capital cost forecast as of September 30, 2021 by adding $137 million to replenish construction contingency. Georgia Power's revised base capital cost forecast and contingency to complete construction and start-up of Plant Vogtle Units 3 and 4 is $9.34 billion and $0.14 billion, respectively, for a total capital cost forecast of $9.48 billion (net of $1.7 billion received under the Guarantee Settlement Agreement and approximately $188 million in related customer refunds).
After considering the significant level of uncertainty that exists regarding the future recoverability of these costs since the ultimate outcome of these matters is subject to the outcome of future assessments by management, as well as Georgia PSC decisions in future regulatory proceedings, Georgia Power recorded pre-tax charges to income in the first quarter 2021, the second quarter 2021, and the third quarter 2021 of $48 million ($36 million after tax), $460 million ($343 million after tax), and $264 million ($197 million after tax), respectively, for the increases in the total project capital cost forecast. As and when these amounts are spent, Georgia Power may request the Georgia PSC to evaluate those expenditures for rate recovery.
The ultimate impact of these matters on the construction schedule and budget for Plant Vogtle Units 3 and 4 cannot be determined at this time. See Note (B) to the Condensed Financial Statements under "Georgia Power – Nuclear Construction" herein for additional information.
FINANCIAL CONDITION AND LIQUIDITY
Overview
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Overview" in Item 7 of the Form 10-K for additional information. The financial condition of each Registrant remained stable at September 30, 2021. The Registrants intend to continue to monitor their access to short-term and long-term capital markets as well as their bank credit arrangements to meet future capital and liquidity needs. See "Cash Requirements," "Sources of Capital," and "Financing Activities" herein and Note (K) to the Condensed Financial Statements herein for additional information.
At the end of the third quarter 2021, the market price of Southern Company's common stock was $61.97 per share (based on the closing price as reported on the NYSE) and the book value was $27.07 per share, representing a market-to-book ratio of 229%, compared to $61.43, $26.48, and 232%, respectively, at the end of 2020. Southern Company's common stock dividend for the third quarter 2021 was $0.66 per share compared to $0.64 per share in the third quarter 2020.
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
In October 2021, Alabama Power's Board of Directors approved updates to its construction program that is currently estimated to total $1.9 billion for 2022, $1.8 billion for 2023, and $1.7 billion for each of 2024, 2025, and 2026. These amounts include capital expenditures related to Plant Barry Unit 8, nuclear fuel, and LTSAs. These amounts also include estimated capital expenditures to comply with environmental laws and regulations, but do not include any potential compliance costs associated with any future regulation of CO2 emissions from fossil fuel-fired electric generating units. See Note 2 to the financial statements in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements herein under "Alabama Power" for information on the construction of Plant Barry Unit 8.
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
Southern Power utilizes tax equity partnerships as one of its financing sources, where the tax partner takes significantly all of the federal tax benefits. These tax equity partnerships are consolidated in Southern Power's

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
financial statements and are accounted for using HLBV methodology to allocate partnership gains and losses. During the first nine months of 2021, Southern Power obtained tax equity funding for the Deuel Harvest wind facility, the Garland and Tranquillity battery energy storage facilities, and existing tax equity partnerships totaling $256 million. See Note 1 to the financial statements under "General" in Item 8 of the Form 10-K and Note (K) to the Condensed Financial Statements under "Southern Power" herein for additional information.
By regulation, Nicor Gas is restricted, to the extent of its retained earnings balance, in the amount it can dividend or loan to affiliates and is not permitted to make money pool loans to affiliates. At September 30, 2021, the amount of subsidiary retained earnings restricted to dividend totaled $1.1 billion. This restriction did not impact Southern Company Gas' ability to meet its cash obligations, nor does management expect such restriction to materially impact Southern Company Gas' ability to meet its currently anticipated cash obligations.
Certain Registrants' current liabilities frequently exceed their current assets because of long-term debt maturities and the periodic use of short-term debt as a funding source, as well as significant seasonal fluctuations in cash needs. The Registrants generally plan to refinance long-term debt as it matures. The following table shows the amount by which current liabilities exceeded current assets at September 30, 2021 for the applicable Registrants:

At September 30, 2021	Southern Company	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Current liabilities in excess of current assets	$1,585	$1,152	$5	$743	$92
The Registrants believe the need for working capital can be adequately met by utilizing operating cash flows, as well as commercial paper, lines of credit, and short-term bank notes, as market conditions permit. In addition, under certain circumstances, the Subsidiary Registrants may utilize equity contributions and/or loans from Southern Company.
Bank Credit Arrangements
At September 30, 2021, the Registrants' unused committed credit arrangements with banks were as follows:

At September 30, 2021	Southern Company parent	Alabama Power	Georgia Power	Mississippi Power	Southern Power(a)	Southern Company Gas(b)	SEGCO	Southern Company
	(in millions)
Unused committed credit	$1,999	$1,250	$1,726	$250	$568	$1,747	$30	$7,570
(a)At September 30, 2021, Southern Power also had two continuing letters of credit facilities for standby letters of credit, of which $24 million was unused. Southern Power's subsidiaries are not parties to its bank credit arrangements or letter of credit facilities.
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
A portion of the unused credit with banks is allocated to provide liquidity support to the revenue bonds of the traditional electric operating companies and the commercial paper programs of the Registrants, Nicor Gas, and SEGCO. The amount of variable rate revenue bonds of the traditional electric operating companies outstanding requiring liquidity support at September 30, 2021 was approximately $1.6 billion (comprised of approximately $854 million at Alabama Power, $672 million at Georgia Power, and $34 million at Mississippi Power). In addition, at September 30, 2021, Georgia Power and Mississippi Power had approximately $262 million and $50 million, respectively, of fixed rate revenue bonds outstanding that are required to be remarketed within the next 12 months.

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

	Short-term Debt at September 30, 2021		Short-term Debt During the Period(*)
	Amount Outstanding	Weighted Average Interest Rate	Average Amount Outstanding	Weighted Average Interest Rate	Maximum Amount Outstanding
	(in millions)		(in millions)		(in millions)
Southern Company	$707	0.4%	$1,331	0.3%	$1,716
Alabama Power	—	—	7	0.1	70
Georgia Power	—	—	81	0.2	310
Mississippi Power	—	—	—	—	—
Southern Power	27	0.2	66	0.2	123
Southern Company Gas:
Southern Company Gas Capital	$72	0.2%	$325	0.2%	$484
Nicor Gas	590	0.4	451	0.5	590
Southern Company Gas Total	$662	0.4%	$776	0.4%
(*)Average and maximum amounts are based upon daily balances during the three-month period ended September 30, 2021.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Analysis of Cash Flows
Net cash flows provided from (used for) operating, investing, and financing activities for the nine months ended September 30, 2021 and 2020 are presented in the following table:

Net cash provided from (used for):	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Nine Months Ended September 30, 2021
Operating activities	$5,081	$1,419	$2,350	$159	$750	$757
Investing activities	(5,850)	(1,335)	(2,572)	(182)	(753)	(966)
Financing activities	1,802	56	505	130	33	222

Nine Months Ended September 30, 2020
Operating activities	$5,220	$1,229	$2,125	$186	$774	$1,122
Investing activities	(4,892)	(1,591)	(2,526)	(200)	424	(973)
Financing activities	1,077	505	867	(214)	(1,060)	(37)
Fluctuations in cash flows from financing activities vary from year to year based on capital needs and the maturity or redemption of securities.
Southern Company
Net cash provided from operating activities decreased $139 million for the nine months ended September 30, 2021 as compared to the corresponding period in 2020 primarily due to decreased fuel cost recovery at the traditional electric operating companies resulting from an increase in the cost of fuel and under recovered natural gas costs at Southern Company Gas resulting from Winter Storm Uri, partially offset by the timing of vendor payments and customer bill credits issued in 2020 at Georgia Power.
The net cash used for investing activities for the nine months ended September 30, 2021 was primarily related to the Subsidiary Registrants' construction programs.
The net cash provided from financing activities for the nine months ended September 30, 2021 was primarily related to net issuances of long-term debt, partially offset by common stock dividend payments.
Alabama Power
Net cash provided from operating activities increased $190 million for the nine months ended September 30, 2021 as compared to the corresponding period in 2020 primarily due to an increase in retail revenues associated with a Rate RSE adjustment effective in January 2021 and higher customer usage, as well as the timing of fossil fuel stock purchases, partially offset by decreased fuel cost recovery.
The net cash used for investing activities for the nine months ended September 30, 2021 was primarily related to gross property additions.
The net cash provided from financing activities for the nine months ended September 30, 2021 was primarily related to capital contributions from Southern Company and the net issuance of long-term debt, partially offset by common stock dividend payments.
Georgia Power
Net cash provided from operating activities increased $225 million for the nine months ended September 30, 2021 as compared to the corresponding period in 2020 primarily due to customer bill credits issued in 2020 associated

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
with Tax Reform and 2018 earnings in excess of the allowed retail ROE range, the timing of vendor payments, lower income tax payments, and the timing of customer receivable collections and fossil fuel stock purchases, partially offset by decreased fuel cost recovery.
The net cash used for investing activities for the nine months ended September 30, 2021 was primarily related to gross property additions, including a total of approximately $830 million related to the construction of Plant Vogtle Units 3 and 4. See Note (B) to the Condensed Financial Statements under "Georgia Power – Nuclear Construction" herein for additional information on construction of Plant Vogtle Units 3 and 4.
The net cash provided from financing activities for the nine months ended September 30, 2021 was primarily related to capital contributions from Southern Company, net issuances of senior notes, and borrowings from the FFB for construction of Plant Vogtle Units 3 and 4, partially offset by common stock dividend payments.
Mississippi Power
Net cash provided from operating activities decreased $27 million for the nine months ended September 30, 2021 as compared to the corresponding period in 2020 primarily due to decreased fuel cost recovery and the timing of receivable collections, partially offset by the timing of vendor payments.
The net cash used for investing activities for the nine months ended September 30, 2021 was primarily related to gross property additions.
The net cash provided from financing activities for the nine months ended September 30, 2021 was primarily related to the issuance of senior notes and capital contributions from Southern Company, partially offset by debt redemptions, common stock dividend payments, and a decrease in commercial paper borrowings.
Southern Power
Net cash provided from operating activities decreased $24 million for the nine months ended September 30, 2021 as compared to the corresponding period in 2020 primarily due to a decrease in the utilization of tax credits in 2021.
The net cash used for investing activities for the nine months ended September 30, 2021 was primarily related to the acquisition of the Deuel Harvest wind facility and ongoing construction activities. See Note (K) to the Condensed Financial Statements under "Southern Power" herein for additional information.
The net cash provided from financing activities for the nine months ended September 30, 2021 was primarily related to the issuance of senior notes and net capital contributions from noncontrolling interests, partially offset by a return of capital to Southern Company, common stock dividend payments, and net repayments of commercial paper.
Southern Company Gas
Net cash provided from operating activities decreased $365 million for the nine months ended September 30, 2021 as compared to the corresponding period in 2020 primarily due to natural gas cost under recovery, reflecting an increase in the cost of gas purchased during Winter Storm Uri, and the timing of customer receivable collections, partially offset by the timing of vendor payments.
The net cash used for investing activities for the nine months ended September 30, 2021 was primarily related to construction of transportation and distribution assets recovered through base rates and infrastructure investment recovered through replacement programs at gas distribution operations, partially offset by proceeds from dispositions.
The net cash provided from financing activities for the nine months ended September 30, 2021 was primarily related to net issuances of long-term and short-term debt and capital contributions from Southern Company, partially offset by common stock dividend payments.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Significant Balance Sheet Changes
Southern Company
Significant balance sheet changes for the nine months ended September 30, 2021 included:
•an increase of $3.5 billion in long-term debt (including securities due within one year) related to new issuances;
•an increase of $3.2 billion in total property, plant, and equipment primarily related to the Subsidiary Registrants' construction programs (net of pre-tax charges totaling $772 million recorded during 2021 at Georgia Power for estimated probable losses associated with the construction of Plant Vogtle Units 3 and 4);
•an increase of $1.0 billion in total stockholders' equity primarily related to net income, partially offset by common stock dividend payments;
•an increase of $1.0 billion in cash and cash equivalents, as discussed further under "Analysis of Cash Flows – Southern Company" herein;
•increases of $0.9 billion and $0.5 billion in AROs and regulatory assets associated with AROs, respectively, primarily related to cost estimate updates at the traditional electric operating companies for ash pond facilities;
•an increase of $0.7 billion in accumulated deferred income taxes primarily related to the utilization and expected further utilization of tax credits in 2021;
•decreases of $0.5 billion each in energy marketing receivables and payables due to Southern Company Gas' sale of Sequent; and
•an increase of $0.4 billion in natural gas cost under recovery, primarily resulting from Southern Company Gas' cost of gas purchased during Winter Storm Uri.
See "Financing Activities" herein and Notes (A), (B), (G), and (K) to the Condensed Financial Statements herein for additional information.
Alabama Power
Significant balance sheet changes for the nine months ended September 30, 2021 included:
•an increase of $1.1 billion in common stockholder's equity primarily due to capital contributions from Southern Company;
•an increase of $916 million in total property, plant, and equipment primarily related to construction of distribution and transmission facilities, increases to AROs, construction of Plant Barry Unit 8, and the installation of equipment to comply with environmental standards;
•an increase of $349 million in AROs primarily related to cost estimate updates for ash pond facilities; and
•an increase of $190 million in long-term debt (including securities due within one year) primarily due to a net increase in outstanding senior notes.
See "Financing Activities – Alabama Power" herein and Note (A) to the Condensed Financial Statements under "Asset Retirement Obligations" herein for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Georgia Power
Significant balance sheet changes for the nine months ended September 30, 2021 included:
•an increase of $1.2 billion in total property, plant, and equipment primarily related to the construction of generation, transmission, and distribution facilities, including $217 million for Plant Vogtle Units 3 and 4 (net of pre-tax charges totaling $772 million recorded during 2021 for estimated probable losses);
•an increase of $0.9 billion in common stockholder's equity primarily due to capital contributions from Southern Company;
•an increase of $0.8 billion in long-term debt (including securities due within one year) primarily due to a net increase in outstanding senior notes and borrowings from the FFB for construction of Plant Vogtle Units 3 and 4;
•increases of $0.5 billion and $0.3 billion in AROs and regulatory assets associated with AROs, respectively, primarily due to cost estimate updates for ash pond closures; and
•an increase of $0.3 billion in cash and cash equivalents, as discussed further under "Analysis of Cash Flows – Georgia Power" herein.
See "Financing Activities – Georgia Power" herein and Notes (A) and (B) to the Condensed Financial Statements under "Asset Retirement Obligations" and "Georgia Power – Nuclear Construction," respectively, herein for additional information.
Mississippi Power
Significant balance sheet changes for the nine months ended September 30, 2021 included:
•an increase of $166 million in long-term debt (including securities due within one year) primarily due to the issuance of senior notes, partially offset by the redemption of revenue bonds and bank term loans;
•an increase of $121 million in common stockholder's equity related to net income and capital contributions from Southern Company, partially offset by dividends paid to Southern Company; and
•an increase of $107 million in cash and cash equivalents, as discussed further under "Analysis of Cash Flows – Mississippi Power" herein.
See "Financing Activities – Mississippi Power" herein for additional information.
Southern Power
Significant balance sheet changes for the nine months ended September 30, 2021 included:
•an increase of $495 million in property, plant, and equipment in service primarily due to the acquisition of the Deuel Harvest wind facility;
•an increase of $323 million in long-term debt (including securities due within one year) primarily related to the issuance of senior notes;
•a decrease of $262 million in accumulated deferred income tax assets primarily related to the utilization of ITCs in 2021; and
•a decrease of $148 million in notes payable due to net repayments of commercial paper.
See "Financing Activities – Southern Power" herein and Notes (G) and (K) to the Condensed Financial Statements herein for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Southern Company Gas
Significant balance sheet changes for the nine months ended September 30, 2021 included:
•an increase of $776 million in total property, plant, and equipment primarily related to the construction of transportation and distribution assets recovered through base rates and infrastructure investment recovered through replacement programs;
•decreases of $516 million in energy marketing receivables and $494 million in energy marketing trade payables due to the sale of Sequent;
•an increase of $432 million in natural gas cost under recovery reflecting an increase in the cost of gas purchased during Winter Storm Uri;
•an increase of $338 million in notes payable due to issuances of short-term debt and an increase in commercial paper borrowings;
•an increase of $306 million in accumulated deferred income taxes primarily due to the increase in natural gas cost under recovery, as discussed above, and changes in state apportionment rates as a result of the sale of Sequent;
•a decrease of $265 million in customer accounts receivable due to the timing of collections; and
•an increase of $187 million in long-term debt (including securities due within one year) primarily due to net issuances of senior notes and first mortgage bonds.
See "Financing Activities – Southern Company Gas" herein and Notes (B) and (K) to the Condensed Financial Statements under "Southern Company Gas" herein for additional information.
Financing Activities
The following table outlines the Registrants' long-term debt financing activities for the first nine months of 2021:

	Issuances/Reofferings			Maturities, Redemptions, and Repurchases
Company	Senior Notes	Revenue Bonds	Other Long-Term Debt	Senior Notes	Revenue Bonds	Other Long-Term Debt(a)
	(in millions)
Southern Company parent	$1,000	$—	$2,476	$1,500	$—	$—
Alabama Power	600	—	—	200	—	207
Georgia Power	750	122	371	325	69	83
Mississippi Power	525	—	—	—	270	75
Southern Power	400	—	—	—	—	—
Southern Company Gas	450	—	100	300	—	30
Other	—	—	—	—	—	8
Elimination(b)	—	—	—	—	—	(7)
Southern Company	$3,725	$122	$2,947	$2,325	$339	$396
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
Southern Company
During the first nine months of 2021, Southern Company issued approximately 3.3 million shares of common stock primarily through employee equity compensation plans and received proceeds of approximately $62 million.
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
Also in May 2021, Southern Company redeemed all of its $1.5 billion aggregate principal amount of 2.35% Senior Notes due July 1, 2021.
In September 2021, Southern Company issued €1.25 billion (approximately $1.476 billion) aggregate principal amount of Series 2021B 1.875% Fixed-to-Fixed Reset Rate Junior Subordinated Notes due September 15, 2081. Southern Company's obligations under these notes were effectively converted to fixed-rate U.S. dollars at issuance for the first six years through cross-currency swaps, mitigating foreign currency exchange risk associated with the interest and principal payments during this period. See Note (J) to the Condensed Financial Statements under "Foreign Currency Derivatives" herein for additional information.
Subsequent to September 30, 2021, Southern Company redeemed all $800 million aggregate principal amount of its Series 2016A 5.25% Junior Subordinated Notes due October 1, 2076.
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
In June 2021, Alabama Power repaid at maturity $200 million aggregate principal amount of its Series 2011B 3.950% Senior Notes.
Also in June 2021, Alabama Power issued $600 million aggregate principal amount of Series 2021A 3.125% Senior Notes due July 15, 2051.
In July 2021, Alabama Power redeemed all of its approximately $206 million aggregate principal amount of Series E Junior Subordinated Notes due October 1, 2042. The Series E Junior Subordinated Notes were held by an affiliated trust, Alabama Power Capital Trust V, which applied the redemption proceeds to the simultaneous redemption of (i) its Flexible Trust Preferred Securities totaling approximately $200 million, which were guaranteed by Alabama Power, and (ii) shares of its common securities totaling approximately $6 million that were held by Alabama Power.
Subsequent to September 30, 2021, Alabama Power repaid at maturity $65 million aggregate principal amount of The Industrial Development Board of the Town of Columbia (Alabama) Tax Exempt Variable Rate Demand Revenue Bonds (Alabama Power Company Project), Series 1997.
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
In June 2021, Georgia Power purchased and held approximately $69 million aggregate principal amount of Development Authority of Burke County (Georgia) Pollution Control Revenue Bonds (Georgia Power Company Plant Vogtle Project), First Series 2008. In August 2021, Georgia Power reoffered these bonds to the public.
Also in June 2021, Georgia Power made additional borrowings under the FFB Credit Facilities in an aggregate principal amount of $371 million at an interest rate of 2.434% through the final maturity date of February 20, 2044. The proceeds were used to reimburse Georgia Power for Eligible Project Costs relating to the construction of Plant Vogtle Units 3 and 4. During the nine months ended September 30, 2021, Georgia Power made principal amortization payments of $75 million under the FFB Credit Facilities. At September 30, 2021, the outstanding principal balance under the FFB Credit Facilities was $4.9 billion. See Note 8 to the financial statements under "Long-Term Debt – DOE Loan Guarantee Borrowings" in Item 8 of the Form 10-K for additional information.
In August 2021, Georgia Power reoffered to the public $53 million aggregate principal amount of Development Authority of Floyd County (Georgia) Pollution Control Revenue Bonds (Georgia Power Company Plant Hammond Project), First Series 2010, which it had previously purchased and held.
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
In July 2021, Mississippi Power redeemed all $270 million aggregate principal amount of its Mississippi Business Finance Corporation Taxable Revenue Bonds, 7.13% Series 1999A due October 20, 2021 at par plus accrued interest and a make-whole premium.
Also in July 2021, Mississippi Power repaid its $60 million and $15 million floating rate bank term loans, with maturity dates in December 2021 and January 2022, respectively.
Subsequent to September 30, 2021, Mississippi Power repaid $25 million previously borrowed under its $125 million revolving credit arrangement that matures in March 2023.
Southern Power
In January 2021, Southern Power issued $400 million aggregate principal amount of Series 2021A 0.90% Senior Notes due January 15, 2026. An amount equal to the net proceeds of the senior notes was allocated to finance or refinance, in whole or in part, one or more renewable energy projects.
Subsequent to September 30, 2021, Southern Power announced the planned redemption on November 15, 2021 of all $300 million aggregate principal amount of its Series 2016E 2.500% Senior Notes due December 15, 2021.
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

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
In June 2021, Southern Company Gas Capital redeemed all $300 million aggregate principal amount of its 3.50% Senior Notes due September 15, 2021.
In August 2021, Nicor Gas issued in a private placement $50 million aggregate principal amount of 1.42% Series First Mortgage Bonds due August 31, 2026 and $50 million aggregate principal amount of 2.19% Series First Mortgage Bonds due August 31, 2033. Nicor Gas also entered into an agreement to issue in a private placement additional first mortgage bonds with aggregate principal amounts of $100 million, which were issued subsequent to September 30, 2021, and $100 million and $75 million expected to be issued in August 2022 and October 2022, respectively.
In September 2021, Southern Company Gas Capital, as borrower, and Southern Company Gas, as guarantor, issued $450 million aggregate principal amount of Series 2021A 3.15% Senior Notes due September 30, 2051.
Credit Rating Risk
At September 30, 2021, the Registrants did not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade.
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
The maximum potential collateral requirements under these contracts at September 30, 2021 were as follows:

Credit Ratings	Southern Company(*)	Alabama Power	Georgia Power	Mississippi Power	Southern Power(*)	Southern Company Gas
	(in millions)
At BBB and/or Baa2	$43	$1	$—	$—	$42	$—
At BBB- and/or Baa3	416	2	61	1	354	—
At BB+ and/or Ba1 or below	1,934	394	953	308	1,195	5
(*)Southern Power has PPAs that could require collateral, but not accelerated payment, in the event of a downgrade of Southern Power's credit. The PPAs require credit assurances without stating a specific credit rating. The amount of collateral required would depend upon actual losses resulting from a credit downgrade. Southern Power had $105 million of cash collateral posted related to PPA requirements at September 30, 2021.
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
On October 27, 2021, S&P downgraded the Southern Company issuer credit rating to BBB+ from A-. Due to S&P's consolidated rating methodology, the downgrade of Southern Company's issuer credit rating resulted in the downgrade of the senior unsecured long-term debt rating of Alabama Power and the long-term issuer rating of Nicor Gas to A- from A, the senior unsecured long-term debt ratings of Atlanta Gas Light, Georgia Power, Mississippi Power, and Southern Company Gas Capital to BBB+ from A-, and the senior unsecured long-term debt ratings of Southern Company and Southern Power to BBB from BBB+. S&P revised its credit rating outlook for Southern Company and its subsidiaries to stable from negative.
Market Price Risk
Other than the Southern Company Gas items discussed below, there were no material changes to the Registrants' disclosures about market price risk during the third quarter 2021. For an in-depth discussion of Southern Company

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Gas' market price risks, see MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Market Price Risk" in Item 7 of the Form 10-K. Also see Notes (I) and (J) to the Condensed Financial Statements herein for information relating to derivative instruments. See Note (K) to the Condensed Financial Statements under "Southern Company Gas" herein for information regarding Southern Company Gas' sale of Sequent on July 1, 2021.
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
The changes in net fair value of Southern Company Gas' energy-related derivative contracts for the periods presented are provided in the table below.

	Third Quarter 2021	Third Quarter 2020	Year-To-Date 2021	Year-To-Date 2020
	(in millions)
Contracts outstanding at beginning of period, assets (liabilities), net	$(44)	$49	$101	$70
Contracts realized or otherwise settled	(10)	(31)	(68)	(130)
Current period changes(*)	62	—	(25)	78
Sale of Sequent	76	—	76	—
Contracts outstanding at the end of period, assets (liabilities), net	$84	$18	$84	$18
Netting of cash collateral	(20)	70	(20)	70
Cash collateral and net fair value of contracts outstanding at end of period	$64	$88	$64	$88
(*)Current period changes also include the fair value of new contracts entered into during the period, if any.

    Table of Contents                                Index to Financial Statements
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
During the nine months ended September 30, 2021, there were no material changes to Southern Company's, Alabama Power's, Georgia Power's, Mississippi Power's, and Southern Power's disclosures about market risk. See Note (K) to the Condensed Financial Statements under "Southern Company Gas" herein for information regarding Southern Company Gas' sale of Sequent on July 1, 2021. For additional market risk disclosures relating to Southern Company Gas, see MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Market Price Risk" herein. For an in-depth discussion of each Registrant's market risks, see MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Market Price Risk" in Item 7 of the Form 10-K and Note 1 to the financial statements under "Financial Instruments" and Notes 13 and 14 to the financial statements in Item 8 of the Form 10-K, as well as Notes (I) and (J) to the Condensed Financial Statements herein.
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
There have been no changes in Southern Company's, Alabama Power's, Georgia Power's, Mississippi Power's, Southern Power's, or Southern Company Gas' internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the third quarter 2021 that have materially affected or are reasonably likely to materially affect Southern Company's, Alabama Power's, Georgia Power's, Mississippi Power's, Southern Power's, or Southern Company Gas' internal control over financial reporting.

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
Twelfth Supplemental Indenture to Subordinated Note Indenture dated as of September 16, 2021, providing for the issuance of the Series 2021B 1.875% Fixed-to-Fixed Reset Rate Junior Subordinated Notes due September 15, 2081. (Designated in Form 8-K dated September 13, 2021, File No. 1-3526, as Exhibit 4.4)

Southern Company Gas

		(f)1	-	Southern Company Gas Capital Corporation's Series 2021A 3.15% Senior Notes due September 30, 2051, Form of Note. (Designated in Form 8-K dated September 7, 2021, File No. 1-14174, as Exhibit 4.1)

		(f)2	-	First Supplemental Indenture to Indenture dated as of September 9, 2021 providing for amendments to the Indenture. (Designated in Form 8-K dated September 7, 2021, File No. 1-14174, as Exhibit 4.2)

		(f)3	-
Southern Company Gas' Guarantee related to the Series 2021A 3.15% Senior Notes due September 30, 2051, Form of Guarantee. (Designated in Form 8-K dated September 7, 2021, File No. 1-14174, as Exhibit 4.3)

	*	(f)4	-	Supplemental Indenture dated as of August 10, 2021 of Northern Illinois Gas Company to U.S. Bank National Association under Indenture dated as of January 1, 1954.

(10) Material Contracts

Southern Company

#	*	(a)	-	Consulting Agreement between SCS and Andrew W. Evans dated August 23, 2021.

(24) Power of Attorney and Resolutions

Southern Company

		(a)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2020, File No. 1-3526 as Exhibit 24(a).)

	*	(a)2	-	Power of Attorney of Daniel S. Tucker.

Alabama Power

		(b)	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2020, File No. 1-3164 as Exhibit 24(b).)

    Table of Contents                                Index to Financial Statements

Georgia Power

	(c)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2020, File No. 1-6468 as Exhibit 24(c)1.)

*	(c)2	-	Power of Attorney of Aaron P. Abramovitz.

Mississippi Power

	(d)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2020, File No. 001-11229 as Exhibit 24(d)1.)

Southern Power

	(e)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2020, File No. 001-37803 as Exhibit 24(e)1.)

Southern Company Gas

	(f)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2020, File No. 1-14174 as Exhibit 24(f)1.)

	(f)2	-	Power of Attorney of David P. Poroch. (Designated in the Form 10-K for the year ended December 31, 2020, File No. 1-14174 as Exhibit 24(f)2.)

(31) Section 302 Certifications

Southern Company

*	(a)1	-	Certificate of Southern Company's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(a)2	-	Certificate of Southern Company's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Alabama Power

*	(b)1	-	Certificate of Alabama Power's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(b)2	-	Certificate of Alabama Power's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Georgia Power

*	(c)1	-	Certificate of Georgia Power's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(c)2	-	Certificate of Georgia Power's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Mississippi Power

*	(d)1	-	Certificate of Mississippi Power's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(d)2	-	Certificate of Mississippi Power's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Southern Power

*	(e)1	-	Certificate of Southern Power Company's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(e)2	-	Certificate of Southern Power Company's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

    Table of Contents                                Index to Financial Statements

Southern Company Gas

*	(f)1	-	Certificate of Southern Company Gas' Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(f)2	-	Certificate of Southern Company Gas' Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(32) Section 906 Certifications

Southern Company

*	(a)	-	Certificate of Southern Company's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Alabama Power

*	(b)	-	Certificate of Alabama Power's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Georgia Power

*	(c)	-	Certificate of Georgia Power's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Mississippi Power

*	(d)	-	Certificate of Mississippi Power's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Southern Power

*	(e)	-	Certificate of Southern Power Company's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Southern Company Gas

*	(f)	-	Certificate of Southern Company Gas' Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

(101) Interactive Data Files

*	INS	-	XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
*	SCH	-	XBRL Taxonomy Extension Schema Document
*	CAL	-	XBRL Taxonomy Calculation Linkbase Document
*	DEF	-	XBRL Definition Linkbase Document
*	LAB	-	XBRL Taxonomy Label Linkbase Document
*	PRE	-	XBRL Taxonomy Presentation Linkbase Document

(104) Cover Page Interactive Data File
*			Formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.

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
Date: November 3, 2021

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
Date: November 3, 2021

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

GEORGIA POWER COMPANY

By	Christopher C. Womack
Chairman, President, and Chief Executive Officer
(Principal Executive Officer)

By	Aaron P. Abramovitz
Executive Vice President, Chief Financial Officer, and Treasurer
(Principal Financial Officer)

By	/s/ Melissa K. Caen
(Melissa K. Caen, Attorney-in-fact)
Date: November 3, 2021

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
Date: November 3, 2021

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
Date: November 3, 2021

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
Date: November 3, 2021