Form 10-K
period 2021-12-31
SOUTHERN CO; GEORGIA POWER CO; SOUTHERN POWER CO; SOUTHERN Co GAS; ALABAMA POWER CO; MISSISSIPPI POWER CO
filed 2022-02-17
CIK 92122, 41091, 1160661, 1004155, 3153, 66904

    Table of Contents                                Index to Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2021
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
(*)At December 31, 2021
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
Aggregate market value of The Southern Company's common stock held by non-affiliates of The Southern Company at June 30, 2021: $64.1 billion. All of the common stock of the other registrants is held by The Southern Company. A description of each registrant's common stock follows:

Registrant	Description of Common Stock	Shares Outstanding at January 31, 2022
The Southern Company	Par Value $5 Per Share	1,060,226,587
Alabama Power Company	Par Value $40 Per Share	30,537,500
Georgia Power Company	Without Par Value	9,261,500
Mississippi Power Company	Without Par Value	1,121,000
Southern Power Company	Par Value $0.01 Per Share	1,000
Southern Company Gas	Par Value $0.01 Per Share	100
Documents incorporated by reference: specified portions of The Southern Company's Definitive Proxy Statement on Schedule 14A relating to the 2022 Annual Meeting of Stockholders are incorporated by reference into PART III. In addition, specified portions of Alabama Power Company's Definitive Proxy Statement on Schedule 14A relating to its 2022 Annual Meeting of Shareholders are incorporated by reference into PART III.
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

    Table of Contents                                Index to Financial Statements
i

    Table of Contents                                Index to Financial Statements
DEFINITIONS
When used in this Form 10-K, the following terms will have the meanings indicated.

Term	Meaning
2013 ARP	Alternate Rate Plan approved by the Georgia PSC in 2013 for Georgia Power for the years 2014 through 2016 and subsequently extended through 2019
2019 ARP	Alternate Rate Plan approved by the Georgia PSC in 2019 for Georgia Power for the years 2020 through 2022
AFUDC	Allowance for funds used during construction
Alabama Power	Alabama Power Company
AMEA	Alabama Municipal Electric Authority
Amended and Restated Loan Guarantee Agreement	Loan guarantee agreement entered into by Georgia Power with the DOE in 2014, as amended and restated in March 2019, under which the proceeds of borrowings may be used to reimburse Georgia Power for Eligible Project Costs incurred in connection with its construction of Plant Vogtle Units 3 and 4
AOCI	Accumulated other comprehensive income
ARO	Asset retirement obligation
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Atlanta Gas Light	Atlanta Gas Light Company, a wholly-owned subsidiary of Southern Company Gas
Atlantic Coast Pipeline	Atlantic Coast Pipeline, LLC, a joint venture to construct and operate a natural gas pipeline in which Southern Company Gas held a 5% interest through March 24, 2020
Bcf	Billion cubic feet
Bechtel	Bechtel Power Corporation, the primary contractor for the remaining construction activities for Plant Vogtle Units 3 and 4
Bechtel Agreement	The 2017 construction completion agreement between the Vogtle Owners and Bechtel
CCN	Certificate of convenience and necessity
CCR	Coal combustion residuals
CCR Rule	Disposal of Coal Combustion Residuals from Electric Utilities final rule published by the EPA in 2015
Chattanooga Gas	Chattanooga Gas Company, a wholly-owned subsidiary of Southern Company Gas
Clean Air Act	Clean Air Act Amendments of 1990
CO2	Carbon dioxide
COD	Commercial operation date
Contractor Settlement Agreement	The December 31, 2015 agreement between Westinghouse and the Vogtle Owners resolving disputes between the Vogtle Owners and the EPC Contractor under the Vogtle 3 and 4 Agreement
Cooperative Energy	Electric generation and transmission cooperative in Mississippi
COVID-19	The novel coronavirus disease declared a pandemic by the World Health Organization and the Centers for Disease Control and Prevention in March 2020
CPCN	Certificate of public convenience and necessity
CWIP	Construction work in progress
Dalton	City of Dalton, Georgia, an incorporated municipality in the State of Georgia, acting by and through its Board of Water, Light, and Sinking Fund Commissioners
Dalton Pipeline	A pipeline facility in Georgia in which Southern Company Gas has a 50% undivided ownership interest
DOE	U.S. Department of Energy
DSGP	Diamond State Generation Partners
ECCR	Georgia Power's Environmental Compliance Cost Recovery tariff
ECO Plan	Mississippi Power's environmental compliance overview plan
ELG	Effluent limitations guidelines
Eligible Project Costs	Certain costs of construction relating to Plant Vogtle Units 3 and 4 that are eligible for financing under the loan guarantee program established under Title XVII of the Energy Policy Act of 2005
EMC	Electric membership corporation

    Table of Contents                                Index to Financial Statements
DEFINITIONS
(continued)

Term	Meaning
EPA	U.S. Environmental Protection Agency
EPC Contractor	Westinghouse and its affiliate, WECTEC Global Project Services Inc.; the former engineering, procurement, and construction contractor for Plant Vogtle Units 3 and 4
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FFB	Federal Financing Bank
FFB Credit Facilities	Note purchase agreements among the DOE, Georgia Power, and the FFB and related promissory notes which provide for two multi-advance term loan facilities
Fitch	Fitch Ratings, Inc.
GAAP	U.S. generally accepted accounting principles
Georgia Power	Georgia Power Company
GHG	Greenhouse gas
GRAM	Atlanta Gas Light's Georgia Rate Adjustment Mechanism
Guarantee Settlement Agreement	The June 9, 2017 settlement agreement between the Vogtle Owners and Toshiba related to certain payment obligations of the EPC Contractor guaranteed by Toshiba
Gulf Power	Gulf Power Company, until January 1, 2019 a wholly-owned subsidiary of Southern Company; effective January 1, 2021, Gulf Power Company merged with and into Florida Power and Light Company, with Florida Power and Light Company remaining as the surviving company
Heating Degree Days	A measure of weather, calculated when the average daily temperatures are less than 65 degrees Fahrenheit
Heating Season	The period from November through March when Southern Company Gas' natural gas usage and operating revenues are generally higher
HLBV	Hypothetical liquidation at book value
IBEW	International Brotherhood of Electrical Workers
IGCC	Integrated coal gasification combined cycle, the technology originally approved for Mississippi Power's Kemper County energy facility
IIC	Intercompany Interchange Contract
Illinois Commission	Illinois Commerce Commission
Internal Revenue Code	Internal Revenue Code of 1986, as amended
IPP	Independent power producer
IRP	Integrated resource plan
IRS	Internal Revenue Service
ITAAC	Inspections, Tests, Analyses, and Acceptance Criteria, standards established by the NRC
ITC	Investment tax credit
JEA	Jacksonville Electric Authority
Jefferson Island	Jefferson Island Storage and Hub, L.L.C, which owns a natural gas storage facility in Louisiana consisting of two salt dome caverns; a subsidiary of Southern Company Gas through December 1, 2020
KW	Kilowatt
KWH	Kilowatt-hour
LIBOR	London Interbank Offered Rate
LIFO	Last-in, first-out
LNG	Liquefied natural gas
LOCOM	Lower of weighted average cost or current market price
LTSA	Long-term service agreement
Marketers	Marketers selling retail natural gas in Georgia and certificated by the Georgia PSC
MEAG Power	Municipal Electric Authority of Georgia
MGP	Manufactured gas plant
Mississippi Power	Mississippi Power Company
mmBtu	Million British thermal units

    Table of Contents                                Index to Financial Statements
DEFINITIONS
(continued)

Term	Meaning
Moody's	Moody's Investors Service, Inc.
MPUS	Mississippi Public Utilities Staff
MRA	Municipal and Rural Associations
MW	Megawatt
MWH	Megawatt hour
natural gas distribution utilities	Southern Company Gas' natural gas distribution utilities (Nicor Gas, Atlanta Gas Light, Virginia Natural Gas, and Chattanooga Gas)
NCCR	Georgia Power's Nuclear Construction Cost Recovery tariff
NDR	Alabama Power's Natural Disaster Reserve
NextEra Energy	NextEra Energy, Inc.
Nicor Gas	Northern Illinois Gas Company, a wholly-owned subsidiary of Southern Company Gas
NOX	Nitrogen oxide
NRC	U.S. Nuclear Regulatory Commission
NYMEX	New York Mercantile Exchange, Inc.
NYSE	New York Stock Exchange
OCI	Other comprehensive income
OPC	Oglethorpe Power Corporation (an EMC)
OTC	Over-the-counter
PennEast Pipeline	PennEast Pipeline Company, LLC, a joint venture in which Southern Company Gas has a 20% ownership interest
PEP	Mississippi Power's Performance Evaluation Plan
Pivotal LNG	Pivotal LNG, Inc., through March 24, 2020, a wholly-owned subsidiary of Southern Company Gas
PowerSecure	PowerSecure, Inc., a wholly-owned subsidiary of Southern Company
PowerSouth	PowerSouth Energy Cooperative
PPA	Power purchase agreements, as well as, for Southern Power, contracts for differences that provide the owner of a renewable facility a certain fixed price for the electricity sold to the grid
PSC	Public Service Commission
PTC	Production tax credit
Rate CNP	Alabama Power's Rate Certificated New Plant, consisting of Rate CNP New Plant, Rate CNP Compliance, and Rate CNP PPA
Rate ECR	Alabama Power's Rate Energy Cost Recovery
Rate NDR	Alabama Power's Rate Natural Disaster Reserve
Rate RSE	Alabama Power's Rate Stabilization and Equalization
Registrants	Southern Company, Alabama Power, Georgia Power, Mississippi Power, Southern Power Company, and Southern Company Gas
ROE	Return on equity
S&P	S&P Global Ratings, a division of S&P Global Inc.
SCS	Southern Company Services, Inc., the Southern Company system service company and a wholly-owned subsidiary of Southern Company
SEC	U.S. Securities and Exchange Commission
SEGCO	Southern Electric Generating Company, 50% owned by each of Alabama Power and Georgia Power
SEPA	Southeastern Power Administration
Sequent	Sequent Energy Management, L.P. and Sequent Energy Canada Corp., wholly-owned subsidiaries of Southern Company Gas through June 30, 2021
SERC	SERC Reliability Corporation
SNG	Southern Natural Gas Company, L.L.C., a pipeline system in which Southern Company Gas has a 50% ownership interest
SO2	Sulfur dioxide

    Table of Contents                                Index to Financial Statements
DEFINITIONS
(continued)

Term	Meaning
Southern Company	The Southern Company
Southern Company Gas	Southern Company Gas and its subsidiaries
Southern Company Gas Capital	Southern Company Gas Capital Corporation, a 100%-owned subsidiary of Southern Company Gas
Southern Company power pool	The operating arrangement whereby the integrated generating resources of the traditional electric operating companies and Southern Power (excluding subsidiaries) are subject to joint commitment and dispatch in order to serve their combined load obligations
Southern Company system	Southern Company, the traditional electric operating companies, Southern Power, Southern Company Gas, SEGCO, Southern Nuclear, SCS, Southern Linc, PowerSecure, and other subsidiaries
Southern Holdings	Southern Company Holdings, Inc., a wholly-owned subsidiary of Southern Company
Southern Linc	Southern Communications Services, Inc., a wholly-owned subsidiary of Southern Company, doing business as Southern Linc
Southern Nuclear	Southern Nuclear Operating Company, Inc., a wholly-owned subsidiary of Southern Company
Southern Power	Southern Power Company and its subsidiaries
SouthStar	SouthStar Energy Services, LLC (a Marketer), a wholly-owned subsidiary of Southern Company Gas
SP Solar	SP Solar Holdings I, LP, a limited partnership indirectly owning substantially all of Southern Power's solar and battery energy storage facilities, in which Southern Power has a 67% ownership interest
SP Wind	SP Wind Holdings II, LLC, a holding company owning a portfolio of eight operating wind facilities, in which Southern Power is the controlling partner in a tax equity arrangement
SRR	Mississippi Power's System Restoration Rider, a tariff for retail property damage cost recovery and reserve
Subsidiary Registrants	Alabama Power, Georgia Power, Mississippi Power, Southern Power, and Southern Company Gas
Tax Reform Legislation	The Tax Cuts and Jobs Act, which became effective on January 1, 2018
Toshiba	Toshiba Corporation, the parent company of Westinghouse
traditional electric operating companies	Alabama Power, Georgia Power, and Mississippi Power
Triton	Triton Container Investments, LLC, an investment of Southern Company Gas through May 29, 2019
VCM	Vogtle Construction Monitoring
VIE	Variable interest entity
Virginia Commission	Virginia State Corporation Commission
Virginia Natural Gas	Virginia Natural Gas, Inc., a wholly-owned subsidiary of Southern Company Gas
Vogtle 3 and 4 Agreement	Agreement entered into with the EPC Contractor in 2008 by Georgia Power, acting for itself and as agent for the Vogtle Owners, and rejected in bankruptcy in July 2017, pursuant to which the EPC Contractor agreed to design, engineer, procure, construct, and test Plant Vogtle Units 3 and 4
Vogtle Owners	Georgia Power, Oglethorpe Power Corporation, MEAG Power, and Dalton
Vogtle Services Agreement	The June 2017 services agreement between the Vogtle Owners and the EPC Contractor, as amended and restated in July 2017, for the EPC Contractor to transition construction management of Plant Vogtle Units 3 and 4 to Southern Nuclear and to provide ongoing design, engineering, and procurement services to Southern Nuclear
WACOG	Weighted average cost of gas
Westinghouse	Westinghouse Electric Company LLC
Williams Field Services Group	Williams Field Services Group, LLC
v

    Table of Contents                                Index to Financial Statements
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This Annual Report on Form 10-K contains forward-looking statements. Forward-looking statements include, among other things, statements concerning the potential and expected effects of the COVID-19 pandemic, regulated rates, the strategic goals for the business, customer and sales growth, economic conditions, cost recovery and other rate actions, projected equity ratios, current and proposed environmental regulations and related compliance plans and estimated expenditures, GHG emissions reduction goals, pending or potential litigation matters, access to sources of capital, projections for the qualified pension plans, postretirement benefit plans, and nuclear decommissioning trust fund contributions, financing activities, completion dates and costs of construction projects, matters related to the abandonment of the Kemper IGCC, completion of announced acquisitions, filings with state and federal regulatory authorities, federal and state income tax benefits, estimated sales and purchases under power sale and purchase agreements, and estimated construction plans and expenditures. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "could," "would," "should," "expects," "plans," "anticipates," "believes," "estimates," "projects," "predicts," "potential," or "continue" or the negative of these terms or other similar terminology. There are various factors that could cause actual results to differ materially from those suggested by the forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized. These factors include:

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
•transmission constraints;
•effects of inflation;
•the ability to control costs and avoid cost and schedule overruns during the development, construction, and operation of facilities or other projects, including Plant Vogtle Units 3 and 4 (which includes components based on new technology that only within the last few years began initial operation in the global nuclear industry at this scale) and Plant Barry Unit 8, due to current and/or future challenges which include, but are not limited to, changes in labor costs, availability, and productivity; challenges with management of contractors or vendors; subcontractor performance; adverse weather conditions; shortages, delays, increased costs, or inconsistent quality of equipment, materials, and labor; contractor or supplier delay; delays due to judicial or regulatory action; nonperformance under construction, operating, or other agreements; operational readiness, including specialized operator training and required site safety programs; engineering or design problems or any remediation related thereto; design and other licensing-based compliance matters, including, for nuclear units, inspections and the timely submittal by Southern Nuclear of the ITAAC documentation for each unit and the related investigations, reviews, and approvals by the NRC necessary to support NRC authorization to load fuel; challenges with start-up activities, including major equipment failure, or system integration; and/or operational performance; and challenges related to the COVID-19 pandemic;
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
•the ability to successfully operate the electric utilities' generating, transmission, and distribution facilities, Southern Power's generation facilities, and Southern Company Gas' natural gas distribution and storage facilities and the successful performance of necessary corporate functions;
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
•the replacement of LIBOR with an alternative reference rate;
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
Southern Company also owns SCS, Southern Linc, Southern Holdings, Southern Nuclear, PowerSecure, and other direct and indirect subsidiaries. SCS, the system service company, has contracted with Southern Company, each traditional electric operating company, Southern Power, Southern Company Gas, Southern Nuclear, SEGCO, and other subsidiaries to furnish, at direct or allocated cost and upon request, the following services: general executive and advisory, general and design engineering, operations, purchasing, accounting, finance, treasury, legal, tax, information technology, marketing, auditing, insurance and pension administration, human resources, systems and procedures, digital wireless communications, cellular tower space, and other services with respect to business and operations, construction management, and Southern Company power pool transactions. Southern Linc provides digital wireless communications for use by Southern Company and its subsidiary companies and also markets these services to the public and provides fiber optics services through its subsidiary, Southern Telecom, Inc. Southern Linc's system covers approximately 127,000 square miles in the Southeast. Southern Holdings is an intermediate holding company subsidiary, which invests in various projects. During 2021, Southern Holdings sold or terminated three of its leveraged lease investments and only one remains. Southern Nuclear operates and provides services to the Southern Company system's nuclear power plants and is currently managing construction of and developing Plant Vogtle Units 3 and 4, which are co-owned by Georgia Power. PowerSecure develops distributed energy and resilience solutions and deploys microgrids for commercial, industrial, governmental, and utility customers.
See "The Southern Company System" herein for additional information. Also see Note 15 to the financial statements in Item 8 herein for information regarding recent acquisition and disposition activity. Segment information for Southern Company and Southern Company Gas is included in Note 16 to the financial statements in Item 8 herein.
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
Agreements in effect with principal neighboring utility systems provide for capacity and energy transactions that may be entered into for reasons related to reliability or economics. Additionally, the traditional electric operating companies have entered into various reliability agreements with certain neighboring utilities, each of which provides for the establishment and periodic review of principles and procedures for planning and operation of generation and transmission facilities, maintenance schedules, load retention programs, emergency operations, and other matters affecting the reliability of bulk power supply. The traditional electric operating companies have joined with other utilities in the Southeast to form the SERC to augment further

    Table of Contents                                Index to Financial Statements
the reliability and adequacy of bulk power supply. Through the SERC, the traditional electric operating companies are represented at the North American Electric Reliability Corporation. In February 2021, Southern Company joined a filing at the FERC proposing a Southeast Energy Exchange Market (SEEM) that included many of the other electric service providers in the Southeast. In October 2021, the proposal became effective by operation of law following a tie vote by the FERC, subject to certain rehearing requests. A petition for appeal has been filed regarding the FERC's orders. SEEM is an extension of the existing bilateral market where participants will use an automated, intra-hour energy exchange to buy and sell power close to the time the energy is consumed, utilizing available unreserved transmission. SEEM is expected to begin service in mid-2022. The ultimate outcome of this matter cannot be determined at this time.
The utility assets of the traditional electric operating companies and certain utility assets of Southern Power Company are operated as a single integrated electric system, or Southern Company power pool, pursuant to the IIC. Activities under the IIC are administered by SCS, which acts as agent for the traditional electric operating companies and Southern Power Company. The fundamental purpose of the Southern Company power pool is to provide for the coordinated operation of the electric facilities in an effort to achieve the maximum possible economies consistent with the highest practicable reliability of service. Subject to service requirements and other operating limitations, system resources are committed and controlled through the application of centralized economic dispatch. Under the IIC, each traditional electric operating company and Southern Power Company retains its lowest cost energy resources for the benefit of its own customers and delivers any excess energy to the Southern Company power pool for use in serving customers of other traditional electric operating companies or Southern Power Company or for sale by the Southern Company power pool to third parties. The IIC provides for the recovery of specified costs associated with the affiliated operations thereunder, as well as the proportionate sharing of costs and revenues resulting from Southern Company power pool transactions with third parties. In connection with the sale of former subsidiary Gulf Power in January 2019, an appendix was added to the IIC setting forth terms and conditions governing Gulf Power's continued participation in the IIC for a defined transition period. On December 21, 2021, NextEra Energy provided a 180-day notice of its intention to leave the Southern Company power pool.
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
Southern Power Company directly owns and manages generation assets primarily in the Southeast, which are included in the Southern Company power pool, and has various subsidiaries whose generation assets are not included in the Southern Company power pool. These subsidiaries were created to own, operate, and pursue natural gas and renewable generation facilities, either wholly or in partnership with various third parties. At December 31, 2021, Southern Power's generation fleet, which is owned in part with various partners, totaled 12,446 MWs of nameplate capacity in commercial operation (including 5,066 MWs of nameplate capacity owned by its subsidiaries). See "Traditional Electric Operating Companies" herein for additional information on the Southern Company power pool.

    Table of Contents                                Index to Financial Statements
A majority of Southern Power's partnerships in renewable facilities allow for the sharing of cash distributions and tax benefits at differing percentages, with Southern Power being the controlling member and thus consolidating the assets and operations of the partnerships. At December 31, 2021, Southern Power had eight tax equity partnership arrangements where the tax equity investors receive substantially all of the tax benefits from the facilities, including ITCs and PTCs. In addition, Southern Power holds controlling interests in non-tax equity partnerships with its ownership interests primarily ranging from 51% to 66%.
See PROPERTIES in Item 2 herein for additional detail regarding Southern Power's partnership arrangements and Note 15 to the financial statements under "Southern Power" in Item 8 herein for additional information regarding Southern Power's acquisitions, dispositions, construction, and development projects.
Southern Power calculates an investment coverage ratio for its generating assets, including those owned with various partners, based on the ratio of investment under contract to total investment using the respective facilities' net book value (or expected in-service value for facilities under construction) as the investment amount. With the inclusion of investments associated with the facilities currently under construction, as well as other capacity and energy contracts, Southern Power's average investment coverage ratio at December 31, 2021 was 95% through 2026 and 92% through 2031, with an average remaining contract duration of approximately 13 years. For the year ended December 31, 2021, approximately 47% of contracted MWs were with AAA to A- or equivalent rated counterparties, 42% were with BBB+ to BBB- or equivalent rated counterparties, and 8% were with unrated entities that either have ratemaking authority or have posted collateral to cover potential credit exposure.
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
Southern Power's electricity sales from solar and wind generating facilities are also primarily through long-term PPAs; however, these solar and wind PPAs do not have a capacity charge and customers either purchase the energy output of a dedicated renewable facility through an energy charge or provide Southern Power a certain fixed price for the electricity sold to the grid. As a result, Southern Power's ability to recover fixed and variable operations and maintenance expenses is dependent upon the level of energy generated from these facilities, which can be impacted by weather conditions, equipment performance, transmission constraints, and other factors. Generally, under the renewable generation PPAs, the purchasing party retains the right to keep or resell the renewable energy credits.
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
Southern Company Gas
Southern Company Gas is an energy services holding company whose primary business is the distribution of natural gas through the natural gas distribution utilities. Southern Company Gas is also involved in several other businesses that are complementary to the distribution of natural gas, including gas pipeline investments and gas marketing services. Southern Company Gas also has an "all other" non-reportable segment that includes segments below the quantitative threshold for separate disclosure, including storage operations and subsidiaries that fall below the quantitative threshold for separate disclosure. Prior to the sale of Sequent on July 1, 2021, Southern Company Gas' other businesses also included wholesale gas services. See Note 15 to the financial statements under "Southern Company Gas" in Item 8 herein for information regarding Southern Company Gas' recent dispositions, including the sale of Sequent.
Gas distribution operations, the largest segment of Southern Company Gas' business, operates, constructs, and maintains 76,289 miles of natural gas pipelines and 14 storage facilities, with total capacity of 157 Bcf, to provide natural gas to residential, commercial, and industrial customers. Gas distribution operations serves approximately 4.3 million customers across four states.
Gas pipeline investments primarily consists of joint ventures in natural gas pipeline investments including a 50% interest in SNG and a 50% joint ownership interest in the Dalton Pipeline. These natural gas pipelines enable the provision of diverse sources of natural gas supplies to the customers of Southern Company Gas. SNG, the largest natural gas pipeline investment, is the owner of a 7,000-mile pipeline connecting natural gas supply basins in Texas, Louisiana, Mississippi, and Alabama to

    Table of Contents                                Index to Financial Statements
markets in Louisiana, Mississippi, Alabama, Florida, Georgia, South Carolina, and Tennessee. Gas pipeline investments also includes a 20% ownership interest in the PennEast Pipeline project, which was cancelled in September 2021. For additional information on Southern Company Gas's pipeline investments, see Note 7 to the financial statements under "Southern Company Gas" in Item 8 herein.
Gas marketing services is comprised of SouthStar, which serves approximately 603,000 natural gas commodity customers, markets gas to residential, commercial, and industrial customers and offers energy-related products that provide natural gas price stability and utility bill management in competitive markets or markets that provide for customer choice.
Construction Programs
The subsidiary companies of Southern Company are engaged in continuous construction programs, including capital expenditures to accommodate existing and estimated future loads on their respective systems and to comply with environmental laws and regulations, as applicable. In 2022, the Southern Company system's construction program is expected to be apportioned approximately as follows:

	Southern Company system(a)(b)	Alabama Power	Georgia Power(a)	Mississippi Power(a)
	(in billions)
New generation	$1.6	$0.3	$1.4	$—
Environmental compliance(c)	0.1	—	—	—
Generation maintenance	0.9	0.5	0.3	0.1
Transmission	1.5	0.4	1.0	—
Distribution	1.7	0.4	1.2	0.1
Nuclear fuel	0.2	0.1	0.1	—
General plant	0.6	0.2	0.3
	6.6	1.9	4.4	0.3
Southern Power(d)	0.1
Southern Company Gas(e)	1.7
Other subsidiaries	0.3
Total(a)	$8.7	$1.9	$4.4	$0.3
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
(d)Does not include approximately $0.3 billion for planned acquisitions and placeholder growth, which may vary materially due to market opportunities and Southern Power's ability to execute its growth strategy.
(e)Includes costs for ongoing capital projects associated with infrastructure improvement programs for certain natural gas distribution utilities that have been previously approved by their applicable state regulatory agencies. See Note 2 to the financial statements under "Southern Company Gas" in Item 8 herein for additional information.
The construction programs are subject to periodic review and revision, and actual construction costs may vary from these estimates because of numerous factors. See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Cash Requirements" in Item 7 herein for additional information, including estimated construction and environmental expenditures for the years 2023 through 2026.
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

    Table of Contents                                Index to Financial Statements
Financing Programs
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY in Item 7 herein and Note 8 to the financial statements in Item 8 herein for information concerning financing programs.
Fuel Supply
Electric
The traditional electric operating companies' and SEGCO's supply of electricity is primarily fueled by natural gas and coal, as well as nuclear for Alabama Power and Georgia Power. Southern Power's supply of electricity is primarily fueled by natural gas. See MANAGEMENT'S DISCUSSION AND ANALYSIS – RESULTS OF OPERATION – "Southern Company – Electricity Business – Fuel and Purchased Power Expenses" and MANAGEMENT'S DISCUSSION AND ANALYSIS – RESULTS OF OPERATION under "Fuel and Purchased Power Expenses" for each of the traditional electric operating companies in Item 7 herein for information regarding the electricity generated and the average cost of fuel in cents per net KWH generated for the years 2020 and 2021.
SCS, acting on behalf of the traditional electric operating companies and Southern Power Company, has agreements in place for the natural gas burn requirements of the Southern Company system. For 2022, SCS has contracted for 517 Bcf of natural gas supply under agreements with remaining terms up to 12 years. In addition to natural gas supply, SCS has contracts in place for both firm natural gas transportation and storage. Management believes these contracts provide sufficient natural gas supplies, transportation, and storage to ensure normal operations of the Southern Company system's natural gas generating units.
The traditional electric operating companies have agreements in place from which they expect to receive substantially all of their 2022 coal burn requirements. These agreements have terms ranging between one and three years. Fuel procurement specifications, emission allowances, environmental control systems, and fuel changes have allowed the traditional electric operating companies to remain within limits set by applicable environmental regulations. As new environmental regulations are proposed that impact the utilization of coal, the traditional electric operating companies' fuel mix will be monitored to help ensure compliance with applicable laws and regulations. Additionally, Southern Company and the traditional electric operating companies will continue to evaluate the need to purchase additional emissions allowances, the timing of capital expenditures for environmental control equipment, and potential unit retirements and replacements. See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters" in Item 7 herein and Note 2 to the financial statements under "Georgia Power – Integrated Resource Plan" and "Mississippi Power – Integrated Resource Plan" in Item 8 herein for information regarding plans to retire or convert to natural gas certain coal-fired generating capacity.
Alabama Power and Georgia Power have multiple contracts covering their nuclear fuel needs for uranium, conversion services, enrichment services, and fuel fabrication with remaining terms ranging from one to 13 years. Management believes suppliers have sufficient nuclear fuel production capability to permit normal operation of the Southern Company system's nuclear generating units. Alabama Power and Georgia Power also have contracts with the United States, acting through the DOE, that provide for the permanent disposal of spent nuclear fuel. The DOE failed to begin disposing of spent fuel in 1998, as required by the contracts, and Alabama Power and Georgia Power have pursued and are pursuing legal remedies against the government for breach of contract. See Note 3 to the financial statements under "Nuclear Fuel Disposal Costs" in Item 8 herein for additional information.
Changes in fuel prices to the traditional electric operating companies are generally reflected in fuel adjustment clauses contained in rate schedules. See "Rate Matters – Rate Structure and Cost Recovery Plans" herein for additional information. Southern Power's natural gas PPAs generally provide that the counterparty is responsible for substantially all of the cost of fuel.
Natural Gas
Advances in natural gas drilling in shale producing regions of the United States have resulted in historically high supplies of natural gas and lower prices for natural gas, which fluctuate over time. Demand increases in 2021 resulted in price increases and high volatility; however, absent unforeseen developments, forward prices are expected to decline over the next several years. Procurement plans for natural gas supply and transportation to serve regulated utility customers are reviewed and approved by the regulatory agencies in the states where Southern Company Gas operates. Southern Company Gas purchases natural gas supplies in the open market by contracting with producers and marketers and, for Atlanta Gas Light and Chattanooga Gas, from Sequent, under asset management agreements approved by the applicable state regulatory agency. Despite the sale of Sequent on July 1, 2021, the Atlanta Gas Light and Chattanooga Gas asset management agreements with Sequent remain in place and will expire on March 31, 2023 and March 31, 2025, respectively. Southern Company Gas also contracts for transportation and storage services from interstate pipelines that are regulated by the FERC. When firm pipeline services are temporarily not needed, Southern Company Gas may release the services in the secondary market under FERC-approved capacity release provisions or utilize asset management arrangements, thereby reducing the net cost of natural gas

    Table of Contents                                Index to Financial Statements
charged to customers for most of the natural gas distribution utilities. Peak-use requirements are met through utilization of company-owned storage facilities, pipeline transportation capacity, purchased storage services, peaking facilities, and other supply sources, arranged by either transportation customers or Southern Company Gas. See Note 15 to the financial statements under "Southern Company Gas" in Item 8 herein for additional information on the sale of Sequent.
Territory Served by the Southern Company System
Traditional Electric Operating Companies and Southern Power
The territory in which the traditional electric operating companies provide retail electric service comprises most of the states of Alabama and Georgia, together with southeastern Mississippi. In this territory there are non-affiliated electric distribution systems that obtain some or all of their power requirements either directly or indirectly from the traditional electric operating companies. As of December 31, 2021, the territory had an area of approximately 116,000 square miles and an estimated population of approximately 16 million. Southern Power sells wholesale electricity at market-based rates across various U.S. utility markets, primarily to investor-owned utilities, IPPs, municipalities, and other load-serving entities, as well as commercial and industrial customers.
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
The following table provides the number of retail customers served by customer classification for the traditional electric operating companies at December 31, 2021:

	Alabama Power	Georgia Power	Mississippi Power	Total(*)
	(in thousands)
Residential	1,309	2,329	156	3,795
Commercial	205	323	34	562
Industrial	6	11	—	17
Other	1	10	—	10
Total(*)	1,521	2,673	191	4,385
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
As of December 31, 2021, there were 62 electric cooperative distribution systems operating in the territories in which the traditional electric operating companies provide electric service at retail or wholesale.
PowerSouth is a generating and transmitting cooperative selling power to several distributing cooperatives, municipal systems, and other customers in south Alabama. As of December 31, 2021, PowerSouth owned generating units with more than 1,600 MWs of nameplate capacity, including an undivided 8.16% ownership interest in Alabama Power's Plant Miller Units 1 and 2.

    Table of Contents                                Index to Financial Statements
See PROPERTIES – "Electric – Jointly-Owned Facilities" in Item 2 herein and Note 5 to the financial statements under "Joint Ownership Agreements" in Item 8 herein for additional information.
Alabama Power has power supply agreements with PowerSouth to provide 200 MWs of year-round capacity service through January 31, 2024 and 200 MWs of winter-only capacity service through December 31, 2023. In 2019, Alabama Power agreed to provide PowerSouth an additional 100 MWs of year-round capacity service from November 1, 2020 through February 28, 2023, with the option to extend through May 31, 2023. Additionally, in accordance with an agreement executed in August 2021, Alabama Power will provide approximately 100 MWs of year-round capacity service to PowerSouth beginning February 1, 2024.
On September 1, 2021, Alabama Power and PowerSouth began operations under a coordinated planning and operations agreement, with a minimum term of 10 years. The agreement includes combined operations (including joint commitment and dispatch) and real-time energy sales and purchases and is expected to create energy cost savings and enhanced system reliability for both parties. Projected revenues are expected to offset any increased administrative costs incurred by Alabama Power. Under the agreement, Alabama Power has the right to participate in a portion of PowerSouth's future incremental load growth.
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
Mississippi Power has an interchange agreement with Cooperative Energy, a generating and transmitting cooperative, pursuant to which various services are provided. Cooperative Energy also has a 10-year network integration transmission service agreement with SCS for transmission service to certain delivery points on Mississippi Power's transmission system through March 31, 2031. See Note 2 to the financial statements under "Mississippi Power – Municipal and Rural Associations Tariff" in Item 8 herein for information on an additional agreement between Mississippi Power and Cooperative Energy.
As of December 31, 2021, there were 72 municipally-owned electric distribution systems operating in the territory in which the traditional electric operating companies provide electric service at retail or wholesale.
As of December 31, 2021, 48 municipally-owned electric distribution systems and one county-owned system received their requirements through MEAG Power. MEAG Power serves these requirements from self-owned generation facilities, some of which are jointly-owned with Georgia Power, and purchases from other resources. MEAG Power also has a pseudo scheduling and services agreement with Georgia Power. Dalton serves its requirements from self-owned generation facilities, some of which are jointly-owned with Georgia Power, and through purchases from Southern Power through a service agreement. See PROPERTIES – "Electric – Jointly-Owned Facilities" in Item 2 herein and Note 5 to the financial statements under "Joint Ownership Agreements" in Item 8 herein for additional information.
Georgia Power has entered into substantially similar agreements with GTC, MEAG Power, and Dalton providing for the establishment of an integrated transmission system to carry the power and energy of all parties. The agreements require an investment by each party in the integrated transmission system in proportion to its respective share of the aggregate system load. See PROPERTIES – "Electric – Jointly-Owned Facilities" in Item 2 herein for additional information.
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

    Table of Contents                                Index to Financial Statements
Southern Company Gas
Southern Company Gas is engaged in the distribution of natural gas in four states through the natural gas distribution utilities. The natural gas distribution utilities construct, manage, and maintain intrastate natural gas pipelines and distribution facilities. Details of the natural gas distribution utilities at December 31, 2021 are as follows:

Utility	State	Number of customers	Approximate miles of pipe
		(in thousands)
Nicor Gas	Illinois	2,260	34.6
Atlanta Gas Light	Georgia	1,695	34.2
Virginia Natural Gas	Virginia	312	5.8
Chattanooga Gas	Tennessee	70	1.7
Total		4,337	76.3
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
Generally, the traditional electric operating companies have experienced, and expect to continue to experience, competition in their respective retail service territories in varying degrees from the development and deployment of alternative energy sources such as self-generation (as described below) and distributed generation technologies, as well as other factors. Further technological advancements or the implementation of policies in support of alternative energy sources may result in further competition.
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
As of December 31, 2021, Alabama Power had cogeneration contracts in effect with seven industrial customers. Under the terms of these contracts, Alabama Power purchases excess energy generated by such companies. During 2021, Alabama Power purchased approximately 83 million KWHs from such companies at a cost of $3 million.

    Table of Contents                                Index to Financial Statements
As of December 31, 2021, Georgia Power had contracts in effect to purchase generation from 36 small IPPs. During 2021, Georgia Power purchased 4.9 billion KWHs from such companies at a cost of $289 million. Georgia Power also has PPAs for electricity with five cogeneration facilities. Payments are subject to reductions for failure to meet minimum capacity output. During 2021, Georgia Power purchased 406 million KWHs at a cost of $34 million from these facilities.
As of December 31, 2021, Mississippi Power had a cogeneration agreement in effect with one of its industrial customers. Under the terms of this contract, Mississippi Power purchases any excess generation. During 2021, Mississippi Power did not make any such purchases.
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
•legislation and regulations, including certain city-wide bans on the use of natural gas in new construction;
•the cost and capability to convert from natural gas to alternative energy products; and
•technological changes resulting in displacement or replacement of natural gas appliances.
Southern Company Gas has natural gas-related programs that generally emphasize natural gas as the fuel of choice for customers and seek to expand the use of natural gas through a variety of promotional activities. In addition, Southern Company Gas partners with third-party entities to market the benefits of natural gas appliances.
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

    Table of Contents                                Index to Financial Statements
Alabama Power and Georgia Power are also subject to the provisions of the Federal Power Act or the earlier Federal Water Power Act applicable to licensees with respect to their hydroelectric developments. As of December 31, 2021, among the hydroelectric projects subject to licensing by the FERC are 14 existing Alabama Power generating stations having an aggregate installed capacity of 1.7 million KWs and 17 existing Georgia Power generating stations and one generating station partially owned by Georgia Power, with a combined aggregate installed capacity of 1.1 million KWs.
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
In November 2021, Alabama Power filed an application with the FERC to relicense the Harris Dam project on the Tallapoosa River. The current Harris Dam project license will expire on November 30, 2023.
In 2018, Georgia Power filed applications to surrender the Langdale and Riverview hydroelectric projects on the Chattahoochee River upon their license expirations on December 31, 2023. Both projects together represent 1,520 KWs of Georgia Power's hydro fleet capacity.
In December 2021, Georgia Power filed an application with the FERC to relicense the Lloyd Shoals project on the Ocmulgee River. The current Lloyd Shoals project license will expire on December 31, 2023.
Georgia Power and OPC also have a license, expiring in 2026, for the Rocky Mountain project, a pure pumped storage facility of 903,000 KW installed capacity. In December 2021, OPC, as an agent for co-licensees of the project, filed a notice of intent with the FERC to relicense the project. An application to relicense the project is expected to be filed with the FERC by December 31, 2024. See PROPERTIES – "Electric – Jointly-Owned Facilities" in Item 2 herein for additional information.
Licenses for all projects, excluding those discussed above, expire in the years 2034-2066 for Alabama Power's projects and in the years 2034-2060 for Georgia Power's projects.
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
Mississippi Power provides service under long-term contracts with rural electric cooperative associations and a municipality located in southeastern Mississippi under full requirements cost-based electric tariffs, which are subject to regulation by the FERC. The contracts with these wholesale customers represented 14.3% of Mississippi Power's total operating revenues in 2021 and are generally subject to 10-year rolling cancellation notices. Historically, these wholesale customers have acted as a group and any changes in contractual relationships for one customer are likely to be followed by the other wholesale customers.
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

    Table of Contents                                Index to Financial Statements
Integrated Resource Planning
Each of the traditional electric operating companies continually evaluates its electric generating resources in order to ensure that it maintains a cost-effective and reliable mix of resources to meet the existing and future demand requirements of its customers. See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters" in Item 7 herein for a discussion of existing and potential environmental regulations that may impact the future generating resource needs of the traditional electric operating companies, as well as a discussion of the Southern Company system's continued generating fleet transition.
Alabama Power
Triennially, Alabama Power provides an IRP report to the Alabama PSC. This report overviews Alabama Power's resource planning process and contains information that serves as the foundation for certain decisions affecting Alabama Power's portfolio of supply-side and demand-side resources. The IRP report facilitates Alabama Power's ability to provide reliable and cost-effective electric service to customers, while accounting for the risks and uncertainties inherent in planning for resources sufficient to meet expected customer demand. Under State of Alabama law, a CCN must be obtained from the Alabama PSC before Alabama Power constructs any new generating facility, unless such construction is an ordinary extension of an existing system in the usual course of business. On October 28, 2021, Alabama Power filed a petition for a CCN with the Alabama PSC to procure additional generating capacity through the acquisition of a 743-MW winter peak, simple-cycle, combustion turbine generation facility in Calhoun County, Alabama. The ultimate outcome of this matter cannot be determined at this time. See Note 2 to the financial statements under "Alabama Power – Certificates of Convenience and Necessity" in Item 8 herein for additional information.
Georgia Power
Triennially, Georgia Power must file an IRP with the Georgia PSC that specifies how it intends to meet the future electric service needs of its customers through a combination of demand-side and supply-side resources. The Georgia PSC, under state law, must certify any new demand-side or supply-side resources for Georgia Power to receive cost recovery. Once certified, the lesser of actual or certified construction costs and purchased power costs is recoverable through rates. Certified costs may be excluded from recovery only on the basis of fraud, concealment, failure to disclose a material fact, imprudence, or criminal misconduct. On January 31, 2022, Georgia Power filed its triennial IRP with the Georgia PSC. The ultimate outcome of this matter cannot be determined at this time. See Note 2 to the financial statements under "Georgia Power – Integrated Resource Plan" and " – Rate Plans" in Item 8 herein for additional information. Also see Note 2 to the financial statements under "Georgia Power – Nuclear Construction" in Item 8 herein for additional information on the Georgia Nuclear Energy Financing Act and the Georgia PSC certification of Plant Vogtle Units 3 and 4, which allow Georgia Power to recover certain financing costs for construction of Plant Vogtle Units 3 and 4.
Mississippi Power
In 2019, the Mississippi PSC established the Integrated Resource Planning and Reporting Rule, which requires long-term plans to best meet the needs of electric utility customers through a combination of demand-side and supply-side resources and considering transmission needs, including the triennial filing of an IRP, with supply-side updates midway through the three-year cycle, and an annual report on energy delivery improvements. The IRP filing is not intended to supplant or replace the Mississippi PSC's existing regulatory processes for petition and approval of CPCNs for new generating resources. On September 9, 2021, the Mississippi PSC issued an order confirming the conclusion of its review of Mississippi Power's 2021 IRP with no deficiencies identified. See Note 2 to the financial statements under "Mississippi Power – Integrated Resource Plan" in Item 8 herein for additional information.

    Table of Contents                                Index to Financial Statements
Human Capital
Southern Company system management is committed to attracting, developing, and retaining a sustainable workforce and aims to foster a diverse, equitable, inclusive, and innovative culture. The Southern Company system's values – safety first, unquestionable trust, superior performance, and total commitment – guide behavior. The Southern Company system had approximately 27,300 employees on its payroll at December 31, 2021 comprised of the following:

At December 31, 2021(*)
Alabama Power	6,100
Georgia Power	6,500
Mississippi Power	1,000
Southern Power	500
Southern Company Gas	4,500
SCS	3,800
Southern Nuclear	3,800
PowerSecure and other	1,100
Total Southern Company system	27,300
(*)Numbers are rounded to 100s.
All Southern Company system employees are located within the United States. Part-time employees represent less than 1% of total employees.
Southern Company system management values a diverse, equitable, and inclusive workforce. Southern Company's subsidiaries have policies, programs, and processes to help ensure that all groups are represented, included, and fairly treated across all job levels. The Southern Company Board of Directors and management believe that diversity is important to provide different perspectives on risk, business strategy, and innovation. Southern Company management leads the Southern Company system's diversity, equity, and inclusion initiatives and employee recruitment, retention, and development efforts. The Board, principally through its Compensation and Management Succession Committee, oversees these efforts. In 2020, Southern Company system management launched the "Moving to Equity" initiative that focuses on five key areas: talent, workplace environment, community, political engagement, and supplier diversity. This initiative demonstrates the Southern Company system's commitments, highlights key results, and tracks progress on long-term goals.
Southern Company system management supports employee resource groups, diversity councils, and inclusion teams to provide formal networks of colleagues that can help promote belonging, improve employee retention, and support development. At December 31, 2021, people of color and women represented 29% and 25%, respectively, of the Southern Company system's workforce.
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
The Southern Company system supports the well-being of its employees through a comprehensive total rewards strategy with three measurable categories: physical, financial, and emotional well-being. The Southern Company system provides competitive salaries, annual incentive awards for nearly all employees, and health, welfare, and retirement benefits. The Southern Company system has a qualified defined benefit, trusteed pension plan and a qualified defined contribution, trusteed 401(k) plan which provides a competitive company matching contribution. Substantially all Southern Company system employees are eligible to participate in these plans. There are differences between the pension plan benefit formulas based on when and by which subsidiary an employee is hired. See Note 11 to the financial statements for additional information. At December 31, 2021, the average age of the Southern Company system employees was 45 and the average tenure with the Southern Company system was 15 years. Turnover rate, calculated as the percent of employees that terminated employment with the Southern Company system, including voluntary and involuntary terminations and retirements, divided by total employees, was 7.7%.
Southern Company system management is committed to developing talent and helping employees succeed by providing development opportunities along with purposeful people moves as part of individual development plans and succession planning processes. The Southern Company system has multiple development programs, including programs targeted toward all

    Table of Contents                                Index to Financial Statements
employees, high potential employees, first-level managers, managers of managers, and executives. Additionally, Southern Company system management strives to deliver consistent needs-based training and solutions as workplace needs evolve.
Southern Company system management believes the safety of employees and customers is paramount. The Southern Company system seeks to meet or exceed applicable laws and regulations while continually improving its safety technologies and processes. The Southern Company System Safety and Health Council, which includes leaders from each Registrant, works collectively across the Southern Company system to provide safety leadership, share learning, work collaboratively to address safety-related issues, and govern the consistency of safety programs. The safety programs are focused on the prevention and elimination of life-altering events, serious injuries, and fatalities. These programs include continuous process improvements to put critical controls in place to prevent serious injuries, promote learning, and implement appropriate corrective actions. In 2021, the Southern Company system had a serious injury rate of 0.05, which represents the number of incidents per 100 employees (calculated by taking the number of serious injuries multiplied by 200,000 workhours and divided by the total employee workhours during the year). A serious injury is one that is life-threatening or life-changing for the employee. Serious injury examples, as defined by applicable safety regulators, include fatalities, amputations, trauma to organs, certain bone fractures, severe burns, and eye injuries.
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
At December 31, 2021, approximately 32% of Southern Company system employees were covered by agreements with unions, with agreements expiring between 2023 and 2026.

    Table of Contents                                Index to Financial Statements
Item 1A. RISK FACTORS
In addition to the other information in this Form 10-K, including MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL in Item 7, and other documents filed by Southern Company and/or its subsidiaries with the SEC, the following factors should be carefully considered in evaluating Southern Company and its subsidiaries. Such factors could affect actual results and cause results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, Southern Company and/or its subsidiaries. The risk factors discussed below could adversely affect a Registrant's results of operations, financial condition, liquidity, and cash flow, as well as cause reputational damage.
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
The profitability of the traditional electric operating companies' and the natural gas distribution utilities' businesses is largely dependent on their ability, through the rates that they are permitted to charge, to recover their costs and earn a reasonable rate of return on invested capital. The traditional electric operating companies and the natural gas distribution utilities seek to recover their costs, including compliance costs (including a reasonable return on invested capital), through their retail rates, which must be approved by the applicable state PSC or other applicable state regulatory agency. Such regulators, in a future rate proceeding, may alter the timing or amount of certain costs for which recovery is allowed or modify the current authorized rate of return. Rate refunds may also be required. Additionally, the rates charged to wholesale customers by the traditional electric operating companies and Southern Power and the rates charged to natural gas transportation customers by Southern Company Gas' pipeline investments and for some of its storage assets must be approved by the FERC. Changes to Southern Power's and the traditional electric operating companies' ability to conduct business pursuant to FERC market-based rate authority could affect wholesale rates. Also, while a small percentage of transmission revenues are collected through wholesale electric tariffs, the majority are collected through retail rates. Transmission planning could be impacted by FERC policy changes.
The impact of any future revision or changes in interpretations of existing regulations or the adoption of new laws and regulations applicable to Southern Company or any of its subsidiaries is uncertain. Changes in regulation, the imposition of additional regulations, changes in enforcement practices of regulators, or penalties imposed for noncompliance with existing laws or regulations could influence the operating environment of the Southern Company system and may result in substantial costs.
The Southern Company system's costs of compliance with environmental laws and satisfying related AROs are significant.
The Southern Company system's operations are regulated by state and federal environmental agencies through a variety of laws and regulations governing air, GHGs, water, land, avian and other wildlife and habitat protection, and other natural resources. Compliance with existing environmental requirements involves significant capital and operating costs including the settlement of AROs, a major portion of which is expected to be recovered through retail and wholesale rates. There is no assurance, however, that all such costs will be recovered. The Registrants expect future compliance expenditures will continue to be significant.
The EPA has adopted and is implementing regulations governing air and GHG emissions under the Clean Air Act and water quality under the Clean Water Act. The EPA and certain states have also adopted and continue to propose regulations governing the disposal and management of CCR at power plant sites. The cost estimates for AROs related to the disposal of CCR are based on information using various assumptions related to closure and post-closure costs, timing of future cash outlays, inflation and discount rates, and the potential compliance methods. The traditional electric operating companies will continue to periodically update their ARO cost estimates.
Additionally, environmental laws and regulations covering the handling and disposal of waste and release of hazardous substances could require the Southern Company system to incur substantial costs to clean up affected sites, including certain current and former operating sites, and locations subject to contractual obligations.
Litigation over environmental issues and claims of various types, including property damage, personal injury, and citizen enforcement of environmental requirements has occurred throughout the U.S. This litigation has included, but is not limited to,

    Table of Contents                                Index to Financial Statements
claims for damages alleged to have been caused by CO2 and other emissions, CCR, releases of regulated substances, alleged exposure to regulated substances, and/or requests for injunctive relief in connection with such matters.
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
Concern and activism about climate change continue to increase and, as a result, demand for energy conservation and sustainable assets could further increase. Additionally, costs associated with GHG legislation, regulation, and emission reduction goals could be significant.
The Southern Company system has robust processes for identifying, assessing, and responding to climate-related risks, including a scenario planning process that is used to inform resource planning decisions in the states in which the traditional electric operating companies operate. This process relies on information from internal and external sources, which may or may not be accurate in predicting future outcomes. Each year, the Southern Company system develops scenarios which look out over a 30-year horizon. In 2021, scenarios included a wide range of fuel prices, load growth, and CO2 prices starting between $0 and $50 per metric ton of CO2 emitted and escalating over the 30-year horizon.
Additional GHG policies, including legislation, may emerge requiring the United States to accelerate its transition to a lower GHG emitting economy. However, the ultimate impact will depend on various factors, such as state adoption and implementation of requirements, natural gas prices, the development, deployment, and advancement of relevant energy technologies, the ability to recover costs through existing ratemaking provisions, and the outcome of pending and/or future legal challenges.
Because natural gas is a fossil fuel with lower carbon content relative to other fossil fuels, future carbon constraints, including, but not limited to, the imposition of a carbon tax, may create additional demand for natural gas, both for production of electricity and direct use in homes and businesses. However, such demand may be tempered by legislation limiting the use of natural gas in certain situations, such as new construction. Additionally, efforts to electrify the transportation and building sectors may result in higher electric demand and negatively impact natural gas demand. Future GHG constraints, including those related to methane emissions, designed to minimize emissions from natural gas could likewise result in increased costs to the Southern Company system and affect the demand for natural gas as well as the prices charged to customers and the competitive position of natural gas.
Southern Company has established an intermediate goal of a 50% reduction in GHG emissions from 2007 levels by 2030 and a long-term goal of net zero GHG emissions by 2050. Achievement of these goals is dependent on many factors, including natural gas prices and the pace and extent of development and deployment of low- to no-GHG energy technologies and negative carbon concepts. The strategy to achieve these goals also relies on continuing to pursue a diverse portfolio including low-carbon and carbon-free resources and energy efficiency resources; continuing to transition the Southern Company system's generating fleet and making the necessary related investments in transmission and distribution systems; continuing research and development with a particular focus on technologies that lower GHG emissions, including methods of removing carbon from the atmosphere; and constructively engaging with policymakers, regulators, investors, customers, and other stakeholders to support outcomes leading to a net zero future.
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters – Global Climate Issues" in Item 7 herein for additional information.

    Table of Contents                                Index to Financial Statements
OPERATIONAL RISKS
The financial performance of Southern Company and its subsidiaries may be adversely affected if the subsidiaries are unable to successfully operate their facilities or perform certain corporate functions.
The financial performance of Southern Company and its subsidiaries depends on the successful operation of the electric generation, transmission, and distribution facilities, natural gas distribution and storage facilities, and distributed generation storage technologies and the successful performance of necessary corporate functions. There are many risks that could affect these matters, including operator error or failure of equipment or processes, accidents, operating limitations that may be imposed by environmental or other regulatory requirements or in connection with joint owner arrangements, labor disputes, physical attacks, fuel or material supply interruptions and/or shortages, transmission disruption or capacity constraints, including with respect to the Southern Company system's and third parties' transmission, storage, and transportation facilities, compliance with mandatory reliability standards, including mandatory cyber security standards, implementation of new technologies, technology system failures, cyber intrusions, environmental events, such as spills or releases, and catastrophic events such as fires, earthquakes, explosions, floods, tornadoes, hurricanes and other storms, droughts, pandemic health events, political unrest, or other similar occurrences.
Operation of nuclear facilities involves inherent risks, including environmental, safety, health, regulatory, natural disasters, cyber intrusions, physical attacks, and financial risks, that could result in fines or the closure of the nuclear units owned by Alabama Power or Georgia Power and which may present potential exposures in excess of insurance coverage.
Alabama Power owns, and contracts for the operation of, two nuclear units and Georgia Power holds undivided interests in, and contracts for the operation of, four existing nuclear units. The six existing units are operated by Southern Nuclear and represented approximately 26% and 28% of the total KWHs generated by Alabama Power and Georgia Power, respectively, in the year ended December 31, 2021. In addition, Southern Nuclear, on behalf of Georgia Power and the other Vogtle Owners, is managing the construction of Plant Vogtle Units 3 and 4. Nuclear facilities are subject to environmental, safety, health, operational, and financial risks such as: the potential harmful effects on the environment and human health and safety resulting from a release of radioactive materials; uncertainties with respect to the ability to dispose of spent nuclear fuel and the need for longer term on-site storage; uncertainties with respect to the technological and financial aspects of decommissioning nuclear plants at the end of licensed lives and the ability to maintain and anticipate adequate capital reserves for decommissioning; limitations on the amounts and types of insurance commercially available to cover losses that might arise in connection with any nuclear operations; and significant capital expenditures relating to maintenance, operation, security, and repair of these facilities.
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

    Table of Contents                                Index to Financial Statements
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
The Subsidiary Registrants operate in highly regulated industries that require the continued operation of sophisticated technology systems and network infrastructure, which are part of interconnected systems. Because of the critical nature of the infrastructure and the technology systems' inherent vulnerability to disability or failures due to hacking, viruses, denial of service, ransomware, acts of war or terrorism, or other types of data security breaches, the Southern Company system faces a heightened risk of cyberattack. Cyber actors, including those associated with foreign governments, have attacked and threatened to attack energy infrastructure. Various regulators have increasingly stressed that these attacks, including ransomware attacks, and attacks targeting utility systems and other critical infrastructure, are increasing in sophistication, magnitude, and frequency.
The Registrants and their third-party vendors have been subject, and will likely continue to be subject, to attempts to gain unauthorized access to their technology systems and confidential data or to attempts to disrupt utility and related business operations. While there have been immaterial incidents of phishing, unauthorized access to technology systems, financial fraud, and disruption of remote access across the Southern Company system, there has been no material impact on business or operations from these attacks. However, the Registrants cannot guarantee that security efforts will detect or prevent breaches, operational incidents, or other breakdowns of technology systems and network infrastructure and cannot provide any assurance that such incidents will not have a material adverse effect in the future.
In addition, in the ordinary course of business, Southern Company and its subsidiaries collect and retain sensitive information, including personally identifiable information about customers, employees, and stockholders, and other confidential information. In some cases, administration of certain functions may be outsourced to third-party service providers. Malicious actors may target these providers to disrupt the services they provide to the Registrants, or to use those third parties to attack the Registrants. The Registrants' third-party service providers could fail to establish adequate risk management and information security measures with respect to their systems.
Internal or external cyber attacks may inhibit the affected Registrant's ability to fulfill critical business functions, including energy delivery service failures, compromise sensitive and other data, violate privacy laws, and lead to customer dissatisfaction. Any cyber breach or theft, damage, or improper disclosure of sensitive electronic data may also subject the affected Registrant to penalties and claims from regulators or other third parties. Insurance may not be adequate to cover any associated losses. Additionally, the cost and operational consequences of implementing, maintaining, and enhancing system protection measures are significant, and they could materially increase to address ever changing intense, complex, and sophisticated cyber risks.
The Southern Company system may not be able to obtain adequate natural gas, fuel supplies, and other resources required to operate the traditional electric operating companies' and Southern Power's electric generating plants or serve Southern Company Gas' natural gas customers.
SCS, on behalf of the traditional electric operating companies and Southern Power, purchases fuel for the Southern Company system's generation fleet from a diverse set of suppliers. Southern Company Gas' primary business is the distribution of natural gas through the natural gas distribution utilities. Natural gas is delivered daily from different regions of the country. This daily supply is complemented by natural gas supplies stored in both company-owned and third party storage locations. To deliver this daily supply and stored natural gas, the Southern Company system has firm transportation capacity contracted with third party interstate pipelines. Disruption in the supply and/or delivery of fuel as a result of matters such as transportation delays, weather, labor relations, force majeure events, or environmental regulations affecting fuel suppliers could limit the ability of the traditional electric operating companies and Southern Power to operate certain facilities, which could result in higher fuel and operating costs, and the ability of Southern Company Gas to serve its natural gas customers.
The Southern Company system is dependent upon natural gas as a fuel source for its power generation needs, which not only has the potential to impact the traditional electric operating companies' and Southern Power's costs of generation but the costs

    Table of Contents                                Index to Financial Statements
of purchased power as well. The robust growth in supply allowed natural gas prices to moderate and remain below $3 per mmBtu in recent years; however, demand increases in 2021 resulted in price increases and high volatility. Prices have averaged approximately $3.75 per mmBtu in 2021, and 2022 prices are expected to be in the same range. Forward prices are expected to decline over the next several years toward $3 per mmBtu. With the majority of natural gas production being from shale gas formations, any limitation on shale gas production would be expected to have a material impact on the supply availability as well as the cost of natural gas. In addition, new demand, in particular exports to Mexico and those from LNG facilities, has grown significantly and is having greater impact on the traditional electric operating companies' and Southern Power's natural gas markets.
The traditional electric operating companies are also dependent on coal, and related coal supply contracts, for a portion of their electric generating capacity. The counterparties to coal supply contracts may not fulfill their obligations to supply coal because of financial or technical problems. In addition, the suppliers may be delayed in supplying or may not be required to supply coal under certain circumstances, such as in the event of a natural disaster. If the traditional electric operating companies are unable to obtain their contracted coal requirements, they may be required to purchase their coal requirements at higher prices, and these increased costs may not be recoverable through rates. The railroad industry is experiencing labor shortages, which could lead to delays in coal deliveries or increased costs. Additionally, the utility industry is also being impacted by coal delivery challenges associated with new railroad management systems which favor stable, predictable deliveries and a market trend of shifting railroad capacity away from coal deliveries to other industries.
In addition to fuel supply, the traditional electric operating companies and Southern Power also need adequate access to water, which is drawn from nearby sources, to aid in the production of electricity. Any impact to their water resources could also limit the ability of the traditional electric operating companies and Southern Power to operate certain facilities, which could result in higher fuel and operating costs.
The revenues of Southern Company, the traditional electric operating companies, and Southern Power depend in part on sales under PPAs, the success of which depend on PPA counterparties performing their obligations, Southern Company subsidiaries satisfying minimum requirements under the PPAs, and renewal or replacement of the PPAs for the related generating capacity.
Most of Southern Power's generating capacity has been sold to purchasers under PPAs. Southern Power's top three customers, Southern California Edison, Georgia Power, and Tennessee Valley Authority accounted for 7.4%, 6.3%, and 6.3%, respectively, of Southern Power's total revenues for the year ended December 31, 2021. The traditional electric operating companies have entered into PPAs with non-affiliated parties.
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
Additionally, neither Southern Power nor any traditional electric operating company can predict whether the PPAs will be renewed at the end of their respective terms or on what terms any renewals may be made. If one of these Registrants is unable to replace expiring PPAs with an acceptable new revenue contract, it may be required to sell the power produced by the facility at wholesale prices and be exposed to market fluctuations and risks, or the affected site may temporarily or permanently cease operations. The failure to satisfy minimum operational or availability requirements under these PPAs, including PPAs related to projects under construction, could result in payment of damages or termination of the PPAs.
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
Customers and stakeholders are increasingly focused on the Registrants' ability to meet rapidly changing demands for new and varied products, services, and offerings. Additionally, the risk of global climate change continues to shape customers' and stakeholders' sustainability goals and energy needs.
New technologies such as distributed energy resources and microgrids and increased customer and stakeholder demand for sustainable assets could change the type of assets constructed and/or the methods for cost recovery. Advances in these technologies or changes in laws or regulations could reduce the cost of distributed generation storage technologies or other alternative methods of producing power to a level that is competitive with that of most power generation production or result in

    Table of Contents                                Index to Financial Statements
smaller-scale, more fuel efficient, and/or more cost effective distributed generation that allows for increased self-generation by customers. Broader use of distributed generation by retail energy customers may also result from customers' changing perceptions of the merits of utilizing existing generation technology or tax or other economic incentives. Additionally, a state PSC or legislature may modify certain aspects of the traditional electric operating companies' business as a result of these advances in technology, which may provide for further competition from these alternative sources of generation.
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
The Southern Company system must attract, train, and retain a workforce to meet current and future needs. Events such as an aging workforce without appropriate replacements, increased cost or reduced supply of labor, mismatch of skill sets to future needs, or unavailability of contract resources may lead to operating challenges such as lack of resources, loss of knowledge, and a lengthy time period associated with skill development, including workforce needs associated with major construction projects and ongoing operations. The Southern Company system may be subject to workforce trends occurring in the United States triggered by decisions of employees to leave the workforce and/or their employer at higher rates as compared to prior years. The Southern Company system's costs, including costs for contractors to replace employees, productivity costs, and safety costs, may rise. Failure to hire and adequately obtain replacement employees, including the ability to transfer significant internal historical knowledge and expertise to the new employees, or the future availability and cost of contract labor may adversely affect Southern Company and its subsidiaries' ability to manage and operate their businesses.
The Registrants are subject to risks related to the COVID-19 pandemic, including, but not limited to, disruption to the construction of Plant Vogtle Units 3 and 4 for Southern Company and Georgia Power.
In response to the COVID-19 pandemic, most jurisdictions, including in the United States, initially instituted restrictions on travel, public gatherings, and non-essential business operations. While some jurisdictions, including some in the Southern Company system's service territory, have relaxed some of these restrictions, some remain and there is no guarantee restrictions will not be reimposed in the future. These restrictions, as well as changes in individual behavior in response to the pandemic, have significantly disrupted economic activity in the service territories of the traditional electric operating companies and the natural gas distribution utilities and caused volatility in capital markets at certain periods during 2020 and 2021 and could continue to do so in the future. The Registrants cannot predict the extent or duration of the pandemic, the impact of new variants of COVID-19, the timing, availability, distribution, or effectiveness of vaccines, anti-virals, or other treatments or preventions for COVID-19, governmental responsive measures, including vaccine mandates, or the extent of the effects or impacts on the global, national, or local economy, the capital markets, or the Subsidiary Registrants' customers, suppliers, or operations.
The effects of the continued COVID-19 pandemic and related global, federal, state, and local responses could include new or extended disruptions to supply chains and capital markets, further reduced labor availability and productivity, and new or prolonged reductions in economic activity. These effects could have a variety of adverse impacts on the Registrants, including, but not limited to, new or prolonged reductions in demand for energy, particularly from commercial and industrial customers, impairment of goodwill or long-lived assets, reductions in investments recorded at fair value, further increases in costs of necessary equipment, and further challenges to the development, construction, and/or operation of the Registrants' facilities, including electric generation, transmission, and distribution assets, the performance of necessary corporate and customer service functions, and access to funds from financial institutions and capital markets.
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
The businesses of the Registrants require substantial expenditures for investments in new facilities as well as capital improvements, including transmission, distribution, and generation facilities for the traditional electric operating companies, generation facilities for Southern Power, and capital improvements to natural gas distribution facilities for Southern Company Gas. These expenditures also include those to settle AROs and meet environmental standards and goals. The traditional electric operating companies and Southern Power are in the process of constructing new generating facilities and adding environmental modifications to certain existing generating facilities and Southern Company Gas is replacing certain pipe in its natural gas distribution system. The traditional electric operating companies also are in the process of closing ash ponds to comply with the CCR Rule and, where applicable, state CCR rules. The Southern Company system intends to continue its strategy of developing and constructing new electric generating facilities, expanding and improving the electric transmission and electric and natural gas distribution systems, and undertaking projects to comply with environmental laws and regulations. These projects are long term in nature and in some cases may include the development and construction of facilities with designs that have not been finalized or previously constructed.
The completion of these types of projects without delays or significant cost overruns is subject to substantial risks that have occurred or may occur, including labor costs, availability, and productivity; challenges with the management of contractors or vendors; subcontractor performance; adverse weather conditions; shortages, delays, increased costs, or inconsistent quality of equipment, materials, and labor; contractor or supplier delays; delays due to judicial or regulatory action; nonperformance under construction, operating, or other agreements; operational readiness, including specialized operator training and required site safety programs; engineering or design problems; design and other licensing-based compliance matters including, for Plant Vogtle Units 3 and 4, inspections and the timely submittal by Southern Nuclear of the ITAAC documentation for each unit and the related investigations, reviews, and approvals by the NRC necessary to support NRC authorization to load fuel; challenges with start-up activities, including major equipment failure, or system integration; and/or operational performance; and challenges related to the COVID-19 pandemic or future pandemic health events; continued public and policymaker support for projects; environmental and geological conditions; delays or increased costs to interconnect facilities to transmission grids; and increased financing costs as a result of changes in market interest rates or as a result of project delays.
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
In addition, partnership and joint ownership agreements may provide partners or co-owners with certain decision-making authority in connection with projects under construction, including rights to change ownership allocations and/or cause the cancellation of a construction project under certain circumstances. Any failure by a partner or co-owner to perform its obligations under the applicable agreements could have a material negative impact on the applicable project under construction. Southern Power participates in partnership agreements with respect to a majority of its renewable energy projects and Georgia Power jointly owns Plant Vogtle Units 3 and 4 with other co-owners. See Note 5 to the financial statements under "Joint Ownership Agreements" in Item 8 herein for additional information regarding other jointly-owned facilities.
If construction projects are not completed according to specification, a Registrant may incur liabilities and suffer reduced plant efficiency, higher operating costs, and reduced net income. Furthermore, construction delays associated with renewable projects could result in the loss of otherwise available tax credits and incentives.
Even if a construction project (including a joint venture construction project) is completed, the total costs may be higher than estimated and may not be recoverable through regulated rates, if applicable. In addition, construction delays and contractor performance shortfalls can result in the loss of revenues. The largest construction project currently underway in the Southern Company system is Plant Vogtle Units 3 and 4. Southern Company and Georgia Power recorded total pre-tax charges to income of $3.1 billion ($2.3 billion after tax) through December 31, 2021 to reflect Georgia Power's revised estimate to complete construction and start-up of Plant Vogtle Units 3 and 4. See Note 2 to the financial statements under "Georgia Power – Nuclear Construction" in Item 8 herein for information regarding Plant Vogtle Units 3 and 4. Also see Note 2 to the financial statements under "Alabama Power – Certificates of Convenience and Necessity" in Item 8 herein for information regarding Alabama Power's construction of Plant Barry Unit 8.
Once facilities become operational, ongoing capital expenditures are required to maintain reliable levels of operation. Significant portions of the traditional electric operating companies' existing facilities were constructed many years ago. Older equipment, even if maintained in accordance with good engineering practices, may require significant expenditures to maintain

    Table of Contents                                Index to Financial Statements
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
The generation, energy marketing, and natural gas operations of the Southern Company system are subject to changes in energy prices and fuel costs, which could increase the cost of producing power, decrease the amount received from the sale of energy, and/or make electric generating facilities less competitive. The market prices for these commodities may fluctuate significantly over relatively short periods of time as a result of changes in supply and/or demand, which could increase the expenses and/or reduce the revenues of the Registrants. For the traditional electric operating companies and Southern Company Gas' regulated gas distribution operations, such impacts may not be fully recoverable through rates.
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
Both federal and state programs exist to influence how customers use energy, and several of the traditional electric operating companies and natural gas distribution utilities have PSC or other applicable state regulatory agency mandates to promote energy efficiency.
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

    Table of Contents                                Index to Financial Statements
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
Acquisitions, dispositions, or other strategic ventures or investments may not result in anticipated benefits and may present risks, including risks not originally contemplated.
Southern Company and its subsidiaries have made significant acquisitions, dispositions, and investments in the past and may continue to do so. Such actions cannot be assured to be completed or beneficial to Southern Company or its subsidiaries. Southern Company and its subsidiaries continually seek opportunities to create value through various transactions, including acquisitions or sales of assets. Specifically, Southern Power continually seeks opportunities to execute its strategy to create value through various transactions, including acquisitions, dispositions, and sales of partnership interests, development and construction of new generating facilities, and entry into PPAs primarily with investor-owned utilities, IPPs, municipalities, and other load-serving entities, as well as commercial and industrial customers. Additionally, Southern Company Gas has made significant investments in existing pipelines, most of which are operated by third parties. If one of these agents fails to perform in a proper manner, the value of the investment could decline and Southern Company Gas could lose part or all of its investment. In addition, Southern Company Gas is required to fulfill capital obligations to pipeline joint ventures.
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
There are numerous factors that rating agencies evaluate to arrive at credit ratings for the Registrants, Southern Company Gas Capital, and Nicor Gas, including capital structure, regulatory environment, the ability to cover liquidity requirements, other

    Table of Contents                                Index to Financial Statements
commitments for capital, and certain other controllable and uncontrollable events. The Registrants, Southern Company Gas Capital, and Nicor Gas could experience a downgrade in their ratings if any rating agency concludes that the level of business or financial risk of the industry or the applicable company has deteriorated. Changes in ratings methodologies by the agencies could also have a negative impact on credit ratings. If one or more rating agencies downgrade any Registrant, Southern Company Gas Capital, or Nicor Gas, borrowing costs likely would increase, including potential automatic increases in interest rates under applicable term loans and credit facilities, the pool of investors and funding sources would likely decrease, and, particularly for any downgrade to below investment grade, significant collateral requirements may be triggered in a number of contracts. Any credit rating downgrades could require altering the mix of debt financing currently used and could require the issuance of secured indebtedness and/or indebtedness with additional restrictive covenants binding the applicable company.
Uncertainty in demand for energy can result in lower earnings or higher costs.
The traditional electric operating companies and Southern Power each engage in a long-term planning process to estimate the optimal mix and timing of new generation assets required to serve future load obligations. Southern Company Gas engages in a long-term planning process to estimate the optimal mix and timing of building new pipelines and storage facilities, replacing existing pipelines, rewatering storage facilities, and entering new markets and/or expanding in existing markets. These planning processes must project many years into the future to accommodate the long lead times associated with the permitting and construction of new generation and associated transmission facilities and natural gas distribution and storage facilities. Inherent risk exists in predicting demand as future loads are dependent on many uncertain factors, including economic conditions, customer usage patterns, efficiency programs, customer technology adoption, and the duration and extent of the COVID-19 pandemic. Because regulators may not permit the traditional electric operating companies or the natural gas distribution utilities to adjust rates to recover the costs of new generation and associated transmission assets and/or new pipelines and related infrastructure in a timely manner or at all, these subsidiaries may not be able to fully recover these costs or may have exposure to regulatory lag associated with the time between the incurrence of costs and the recovery in customers' rates. In addition, under Southern Power's model of selling capacity and energy at negotiated market-based rates under long-term PPAs, Southern Power might not be able to fully execute its business plan if market prices drop below original forecasts. Southern Power and/or the traditional electric operating companies may not be able to extend or replace existing PPAs upon expiration, or they may be forced to market these assets at prices lower than originally intended.
The traditional electric operating companies are currently obligated to supply power to retail customers and wholesale customers under long-term PPAs. Southern Power is currently obligated to supply power to wholesale customers under long-term PPAs. At peak times, the demand for power required to meet this obligation could exceed the Southern Company system's available generation capacity. Market or competitive forces may require that the traditional electric operating companies purchase capacity in the open market or build additional generation and transmission facilities and that Southern Power purchase energy or capacity in the open market. Because regulators may not permit the traditional electric operating companies to pass all of these purchase or construction costs on to their customers, the traditional electric operating companies may not be able to recover some or all of these costs or may have exposure to regulatory lag associated with the time between the incurrence of costs of purchased or constructed capacity and the traditional electric operating companies' recovery in customers' rates. Under Southern Power's long-term fixed price PPAs, Southern Power may not be able to recover all of these costs.
The businesses of the Registrants and Nicor Gas are dependent on their ability to successfully access capital through capital markets and financial institutions.
The Registrants and Nicor Gas rely on access to both short-term money markets and longer-term capital markets as a significant source of liquidity to meet capital requirements not satisfied by the cash flow from their respective operations. If any of the Registrants or Nicor Gas is not able to access capital at competitive rates or on favorable terms, its ability to implement its business plan will be limited due to weakened capacity to fund capital investments or acquisitions that it may otherwise rely on to achieve future earnings and cash flows. In addition, the Registrants and Nicor Gas rely on committed credit facilities as back-up liquidity for access to low cost money markets. Certain market disruptions, including an economic downturn or uncertainty, bankruptcy or financial distress at an unrelated utility company, financial institution, or sovereign entity, capital markets volatility and disruption, either nationally or internationally, changes in tax policy, volatility in market prices for electricity and natural gas, actual or threatened cyber or physical attacks on facilities within the Southern Company system or owned by unrelated utility companies, future impacts of the COVID-19 pandemic or other pandemic health events, war or threat of war, or the overall health of the utility and financial institution industries, may increase the cost of borrowing or adversely affect the ability to raise capital through the issuance of securities or other borrowing arrangements or the ability to secure committed bank lending agreements used as back-up sources of capital. Furthermore, some financial institutions may be limited in their ability to provide capital to the Registrants as a result of such financial institution's investment criteria, including criteria related to GHG.
Additionally, due to a portion of the Registrants' and Southern Company Gas Capital's indebtedness bearing interest at variable rates based on LIBOR or other floating benchmark rates, the announced phasing out of these rates may adversely affect the

    Table of Contents                                Index to Financial Statements
costs of financing. The discontinuation, reform, or replacement of LIBOR or any other benchmark rates may have an unpredictable impact on contractual relationships in the credit markets or cause disruption to the broader financial markets and could result in adverse consequences to the return on, value of, and market for the Registrants' and Southern Company Gas Capital's securities and other instruments whose returns are linked to any such benchmark. Additionally, any replacement benchmark rates may be relatively new, be fundamentally different from LIBOR, and be more volatile than other benchmark or market rates. The Secured Overnight Financing Rate has been identified as the current replacement benchmark rate for LIBOR in the United States. Uncertainty as to the nature of the phase-out of LIBOR and alternative reference rates or disruption in the financial markets could cause interest rates to increase. If sources of capital for the Registrants or Nicor Gas are reduced, capital costs could increase materially.
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
The financial condition of some insurance companies, actual or threatened physical or cyber attacks, natural disasters, and an increased focus on climate issues, among other things, could have disruptive effects on insurance markets. The availability of insurance may decrease, and the insurance that the Registrants are able to obtain may have higher deductibles, higher premiums, and more restrictive policy terms. Further, the insurance policies may not cover all of the potential exposures or the actual amount of loss incurred.
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
Goodwill is assessed for impairment at least annually and more frequently if events or circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying value and long-lived assets are assessed for impairment whenever events or circumstances indicate that an asset's carrying amount may not be recoverable. At December 31, 2021, goodwill was $5.3 billion and $5.0 billion for Southern Company and Southern Company Gas, respectively.
In addition, Southern Company and its subsidiaries have long-lived assets recorded on their balance sheets. To the extent the value of goodwill or long-lived assets become impaired, the affected Registrant may be required to incur impairment charges that could have a material impact on their results of operations. See Notes 7, 9, and 15 to the financial statements in Item 8 herein for information regarding certain impairment charges at Southern Company and Southern Company Gas.
Item 1B.UNRESOLVED STAFF COMMENTS.
None.

    Table of Contents                                Index to Financial Statements
Item 2. PROPERTIES
Electric
The traditional electric operating companies, Southern Power, and SEGCO, at December 31, 2021, owned and/or operated 30 hydroelectric generating stations, 24 fossil fuel generating stations, three nuclear generating stations, 13 combined cycle/cogeneration stations, 45 solar facilities, 15 wind facilities, one fuel cell facility, and four battery storage facilities. The amounts of capacity for each company at December 31, 2021 are shown in the table below. The traditional electric operating companies have certain jointly-owned generating stations. For these facilities, the nameplate capacity shown represents the Registrant's portion of total plant capacity, with ownership percentages provided if less than 100%. See "Jointly-Owned Facilities" and "Titles to Property" herein and Note 5 to the financial statements under "Joint Ownership Agreements" in Item 8 herein for additional information.

Generating Station/Ownership Percentage	Location	Nameplate Capacity
		(KWs)
FOSSIL STEAM
Gadsden	Gadsden, AL	120,000
Barry	Mobile, AL	1,300,000
Greene County (60%)	Demopolis, AL	300,000
Gaston Unit 5	Wilsonville, AL	880,000
Miller (95.92%)	Birmingham, AL	2,532,288
Alabama Power Total		5,132,288
Bowen	Cartersville, GA	3,160,000
Scherer (8.4% of Units 1 and 2 and 75% of Unit 3)	Macon, GA	750,924
Wansley (53.5%)	Carrollton, GA	925,550
Yates	Newnan, GA	700,000
Georgia Power Total		5,536,474
Daniel (50%)	Pascagoula, MS	500,000
Greene County (40%)	Demopolis, AL	200,000
Watson	Gulfport, MS	750,000
Mississippi Power Total		1,450,000
Gaston Units 1-4	Wilsonville, AL
SEGCO Total		1,000,000	(a)
Total Fossil Steam		13,118,762
NUCLEAR STEAM
Farley	Dothan, AL
Alabama Power Total		1,720,000
Hatch (50.1%)	Baxley, GA	899,612
Vogtle Units 1 and 2 (45.7%)	Augusta, GA	1,060,240
Georgia Power Total		1,959,852
Total Nuclear Steam		3,679,852

    Table of Contents                                Index to Financial Statements

Generating Station/Ownership Percentage	Location	Nameplate Capacity
COMBUSTION TURBINES
Greene County	Demopolis, AL
Alabama Power Total		720,000
Boulevard	Savannah, GA	19,700
McDonough Unit 3	Atlanta, GA	78,800
McIntosh Units 1 through 8	Effingham County, GA	640,000
McManus	Brunswick, GA	481,700
Robins	Warner Robins, GA	158,400
Wansley (53.5%)	Carrollton, GA	26,322
Wilson	Augusta, GA	354,100
Georgia Power Total		1,759,022
Sweatt	Meridian, MS	39,400
Watson	Gulfport, MS	39,360
Mississippi Power Total		78,760
Addison	Thomaston, GA	668,800
Cleveland County	Cleveland County, NC	720,000
Dahlberg	Jackson County, GA	756,000
Rowan	Salisbury, NC	455,250
Southern Power Total		2,600,050
Gaston (SEGCO)	Wilsonville, AL	19,680	(a)
Total Combustion Turbines		5,177,512
COGENERATION
Washington County	Washington County, AL	123,428
Lowndes County	Burkeville, AL	104,800
Theodore	Theodore, AL	236,418
Alabama Power Total		464,646
Chevron Cogenerating Station	Pascagoula, MS	147,292	(b)
Mississippi Power Total		147,292
Total Cogeneration		611,938
COMBINED CYCLE
Barry	Mobile, AL	1,070,424
Central Alabama Generating Station	Autauga County, AL	885,000
Alabama Power Total		1,955,424
McIntosh Units 10 and 11	Effingham County, GA	1,318,920
McDonough-Atkinson Units 4 through 6	Atlanta, GA	2,520,000
Georgia Power Total		3,838,920
Daniel	Pascagoula, MS	1,070,424
Ratcliffe	Kemper County, MS	769,898
Mississippi Power Total		1,840,322
Franklin	Smiths, AL	1,857,820
Harris	Autaugaville, AL	1,318,920
Rowan	Salisbury, NC	530,550
Wansley Units 6 and 7	Carrollton, GA	1,073,000
Southern Power Total		4,780,290
Total Combined Cycle		12,414,956

    Table of Contents                                Index to Financial Statements

Generating Station/Ownership Percentage	Location	Nameplate Capacity
HYDROELECTRIC FACILITIES
Bankhead	Holt, AL	53,985
Bouldin	Wetumpka, AL	225,000
Harris	Wedowee, AL	132,000
Henry	Ohatchee, AL	72,900
Holt	Holt, AL	46,944
Jordan	Wetumpka, AL	100,000
Lay	Clanton, AL	177,000
Lewis Smith	Jasper, AL	157,500
Logan Martin	Vincent, AL	135,000
Martin	Dadeville, AL	182,000
Mitchell	Verbena, AL	170,000
Thurlow	Tallassee, AL	81,000
Weiss	Leesburg, AL	87,750
Yates	Tallassee, AL	47,000
Alabama Power Total		1,668,079
Bartletts Ferry	Columbus, GA	173,000
Burton	Clayton, GA	6,120
Flint River	Albany, GA	5,400
Goat Rock	Columbus, GA	38,600
Lloyd Shoals	Jackson, GA	14,400
Morgan Falls	Atlanta, GA	16,800
Nacoochee	Lakemont, GA	4,800
North Highlands	Columbus, GA	29,600
Oliver Dam	Columbus, GA	60,000
Rocky Mountain (25.4%)	Rome, GA	229,362	(c)
Sinclair Dam	Milledgeville, GA	45,000
Tallulah Falls	Clayton, GA	72,000
Terrora	Clayton, GA	16,000
Tugalo	Clayton, GA	45,000
Wallace Dam	Eatonton, GA	321,300
Yonah	Toccoa, GA	22,500
Georgia Power Total		1,099,882
Total Hydroelectric Facilities		2,767,961

    Table of Contents                                Index to Financial Statements

Generating Station/Ownership Percentage	Location	Nameplate Capacity
SOLAR FACILITIES
Fort Rucker	Calhoun County, AL	10,560
Anniston Army Depot	Dale County, AL	7,380
Alabama Power Total		17,940
Fort Benning	Columbus, GA	30,005
Fort Gordon	Augusta, GA	30,000
Fort Stewart	Fort Stewart, GA	30,000
Kings Bay	Camden County, GA	30,161
Marine Corps Logistics Base	Albany, GA	31,161
Moody Air Force Base	Valdosta, GA	49,500
Robins Air Force Base	Warner Robins, GA	128,000
8 Other Plants	Various Georgia locations	18,479
Georgia Power Total		347,306
Adobe	Kern County, CA	20,000
Apex	North Las Vegas, NV	20,000
Boulder I	Clark County, NV	100,000
Butler	Taylor County, GA	104,000
Butler Solar Farm	Taylor County, GA	22,000
Calipatria	Imperial County, CA	20,000
Campo Verde	Imperial County, CA	147,420
Cimarron	Springer, NM	30,640
Decatur County	Decatur County, GA	20,000
Decatur Parkway	Decatur County, GA	84,000
Desert Stateline	San Bernadino County, CA	299,990
East Pecos	Pecos County, TX	120,000
Garland	Kern County, CA	205,290
Gaskell West I	Kern County, CA	20,000
Granville	Oxford, NC	2,500
Henrietta	Kings County, CA	102,000
Imperial Valley	Imperial County, CA	163,200
Lamesa	Dawson County, TX	102,000
Lost Hills Blackwell	Kern County, CA	32,000
Macho Springs	Luna County, NM	55,000
Morelos del Sol	Kern County, CA	15,000
North Star	Fresno County, CA	61,600
Pawpaw	Taylor County, GA	30,480
Roserock	Pecos County, TX	160,000
Rutherford	Rutherford County, NC	74,800
Sandhills	Taylor County, GA	148,000
Spectrum	Clark County, NV	30,240
Tranquillity	Fresno County, CA	205,300
Southern Power Total		2,395,460	(d)
Total Solar		2,760,706

    Table of Contents                                Index to Financial Statements

Generating Station/Ownership Percentage	Location	Nameplate Capacity
WIND FACILITIES
Beech Ridge II	Greenbrier County, WV	56,200
Bethel	Castro County, TX	276,000
Cactus Flats	Concho County, TX	148,350
Deuel Harvest	Deuel County, SD	301,100
Glass Sands	Murray County, OK	118,300
Grant Plains	Grant County, OK	147,200
Grant Wind	Grant County, OK	151,800
Kay Wind	Kay County, OK	299,000
Passadumkeag	Penobscot County, ME	42,900
Reading	Osage & Lyon Counties, KS	200,100
Salt Fork	Donley & Gray Counties TX	174,000
Skookumchuck	Lewis & Thurston Counties, WA	136,800
Tyler Bluff	Cooke County, TX	125,580
Wake Wind	Crosby & Floyd Counties, TX	257,250
Wildhorse Mountain	Pushmataha County, OK	100,000
Southern Power Total		2,534,580	(e)
FUEL CELL FACILITY
Red Lion and Brookside	New Castle and Newark, DE	27,500	(f)
Southern Power Total		27,500
BATTERY STORAGE FACILITIES
Garland	Kern County, CA	73,000	(g)(j)
Milliken	Orange County, CA	2,000	(h)
Tranquillity	Fresno County, CA	32,000	(i)(j)
Wildcat	Palm Springs, CA	1,500	(h)
Southern Power Total		108,500

Total Alabama Power Generating Capacity		11,678,377
Total Georgia Power Generating Capacity		14,541,456
Total Mississippi Power Generating Capacity		3,516,374
Total Southern Power Generating Capacity		12,446,380
Total Generating Capacity		43,202,267
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
(c)Operated by OPC.
(d)Southern Power owns a 67% equity interest in SP Solar (a limited partnership indirectly owning all of Southern Power's solar facilities, except the Roserock and Gaskell West I solar facilities). SP Solar is the 51% majority owner of Boulder I, Garland, Henrietta, Imperial Valley, Lost Hills Blackwell, North Star, and Tranquillity solar facilities; the 66% majority owner of Desert Stateline solar facility; and the sole owner of the remaining SP Solar solar facilities. Southern Power owns 100% of Roserock and is also the controlling partner in a tax equity partnership owning Gaskell West I. All of these entities are consolidated subsidiaries of Southern Power and the capacity shown in the table is 100% of the nameplate capacity for the respective facility.
(e)Southern Power is the controlling member in SP Wind (a tax equity entity owning eight of Southern Power's wind facilities). SP Wind is the 90.1% majority owner of Wake Wind and owns 100% of the remaining SP Wind facilities. Southern Power is the controlling partner in other tax equity partnerships owning Cactus Flats, Wildhorse Mountain, Reading, Skookumchuck, and Deuel Harvest (additionally for Skookumchuck and Deuel Harvest, a noncontrolling interest in Southern Power's remaining equity is owned by another partner). Southern Power owns 100% of Glass Sands and is also the controlling member in a non-tax equity partnership for Beech Ridge II. All of these entities are consolidated subsidiaries of Southern Power and the capacity shown in the table is 100% of the nameplate capacity for the respective facility.
(f)Southern Power has two noncontrolling interest partners that own approximately 10 MWs of the facility.
(g)The facility has a total nameplate capacity of 88 MWs, of which 73 MWs were placed in service during 2021 and the remaining MWs are expected to be placed in service later in the first quarter 2022.
(h)Southern Power has an equity method investment in the facility as the Class A member.
(i)The facility has a total nameplate capacity of 72 MWs, of which 32 MWs were placed in service during 2021 and the remaining MWs are expected to be placed in service later in the first quarter 2022.
(j)Southern Power is the controlling partner in a tax equity partnership owning the Garland and Tranquillity battery energy storage facilities. Additionally, the noncontrolling interests in Southern Power's remaining equity are owned by two other partners and the facilities are indirect subsidiaries of SP Solar.

    Table of Contents                                Index to Financial Statements
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters" in Item 7 herein and Note 2 to the financial statements under "Georgia Power – Integrated Resource Plan" and "Mississippi Power – Integrated Resource Plan" in Item 8 herein for information regarding plans to retire or convert to natural gas certain coal-fired generating capacity included in the table above.
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
Mississippi Power owns a 79-mile length of 500-kilovolt transmission line which is leased to Entergy Gulf States Louisiana, LLC. The line extends from Plant Daniel to the Louisiana state line. Entergy Gulf States Louisiana, LLC is paying a use fee through 2024 covering all expenses and the amortization of the original cost. At December 31, 2021, the unamortized portion was approximately $5 million.
Mississippi Power owns a lignite mine that was intended to provide fuel for the Kemper IGCC. Liberty Fuels Company, LLC, the operator of the mine, has a legal obligation to perform mine reclamation and Mississippi Power has a contractual obligation to fund all reclamation activities. As a result of the abandonment of the Kemper IGCC, final mine reclamation began in 2018 and was substantially completed in 2020, with monitoring expected to continue through 2028. See Note 3 to the financial statements under "Other Matters – Mississippi Power – Kemper County Energy Facility" in Item 8 herein for additional information.
In conjunction with Southern Company's sale of Gulf Power, Mississippi Power and Gulf Power agreed to seek a restructuring of their 50% undivided ownership interests in the Plant Daniel coal units such that each of them would, after the restructuring, own 100% of a generating unit. In 2019, Gulf Power provided notice to Mississippi Power that Gulf Power will retire its share of the coal generating capacity of Plant Daniel on January 15, 2024. Mississippi Power has the option to purchase Gulf Power's ownership interest for $1 on January 15, 2024, provided that Mississippi Power exercises the option no later than 120 days prior to that date. See Note 3 to the financial statements under "Other Matters – Mississippi Power – Plant Daniel" in Item 8 herein for additional information.
In 2021, the maximum demand on the traditional electric operating companies, Southern Power Company, and SEGCO was 33,373,000 KWs and occurred on July 29, 2021. The all-time maximum demand of 38,777,000 KWs on the traditional electric operating companies (including Gulf Power), Southern Power Company, and SEGCO occurred on August 22, 2007. These amounts exclude demand served by capacity retained by MEAG Power, OPC, and SEPA. The reserve margin for the traditional electric operating companies, Southern Power Company, and SEGCO in 2021 was 36%.
Jointly-Owned Facilities
Alabama Power, Georgia Power, and Mississippi Power at December 31, 2021 had undivided interests in certain generating plants and other related facilities with non-affiliated parties. The percentages of ownership of the total plant or facility are as follows:

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

    Table of Contents                                Index to Financial Statements
In addition, Georgia Power has commitments, in the form of capacity purchases totaling $42 million, regarding a portion of a 5% interest in the original cost of Plant Vogtle Units 1 and 2 owned by MEAG Power that are in effect until the later of the retirement of the plant or the latest stated maturity date of MEAG Power's bonds issued to finance such ownership interest. See Note 3 to the financial statements under "Commitments" in Item 8 herein for additional information.
Construction continues on Plant Vogtle Units 3 and 4, which are jointly owned by the Vogtle Owners (with each owner holding the same undivided ownership interest as shown in the table above with respect to Plant Vogtle Units 1 and 2). See Note 2 to the financial statements under "Georgia Power – Nuclear Construction" in Item 8 herein.
Titles to Property
The traditional electric operating companies', Southern Power's, and SEGCO's interests in the principal plants and other important units of the respective companies are owned in fee by such companies, subject to the following major encumbrances: (1) a leasehold interest granted by Mississippi Power's largest retail customer, Chevron Products Company (Chevron), at the Chevron refinery, where five combustion turbines owned by Mississippi Power are located and used for co-generation, as well as liens on these assets pursuant to the related co-generation agreements and (2) liens associated with Georgia Power's reimbursement obligations to the DOE under its loan guarantee, which are secured by a first priority lien on (a) Georgia Power's undivided ownership interest in Plant Vogtle Units 3 and 4 and (b) Georgia Power's rights and obligations under the principal contracts relating to Plant Vogtle Units 3 and 4. See Note 5 to the financial statements under "Assets Subject to Lien" and Note 8 to the financial statements under "Long-term Debt" in Item 8 herein for additional information. The traditional electric operating companies own the fee interests in certain of their principal plants as tenants in common. See "Jointly-Owned Facilities" herein and Note 5 to the financial statements under "Joint Ownership Agreements" in Item 8 herein for additional information. Properties such as electric transmission and distribution lines, steam heating mains, and gas pipelines are constructed principally on rights-of-way, which are maintained under franchise or are held by easement only. A substantial portion of lands submerged by reservoirs is held under flood right easements. In addition, certain of the renewable generating facilities occupy or use real property that is not owned, primarily through various leases, easements, rights-of-way, permits, or licenses from private landowners or governmental entities.
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
Distribution and Transmission Mains
Southern Company Gas' distribution systems transport natural gas from its pipeline suppliers to customers in its service areas. These systems consist primarily of distribution and transmission mains, compressor stations, peak shaving/storage plants, service lines, meters, and regulators. At December 31, 2021, Southern Company Gas' gas distribution operations segment owned 76,289 miles of underground distribution and transmission mains, which are located on easements or rights-of-way that generally provide for perpetual use.
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

    Table of Contents                                Index to Financial Statements
INFORMATION ABOUT OUR EXECUTIVE OFFICERS – SOUTHERN COMPANY
(Identification of executive officers of Southern Company is inserted in Part I in accordance with Regulation S-K, Item 401) The ages of the officers set forth below are as of December 31, 2021.
Thomas A. Fanning
Chairman, President, and Chief Executive Officer
Age 64
First elected in 2003. Chairman and Chief Executive Officer since December 2010 and President since August 2010.
Daniel S. Tucker
Executive Vice President and Chief Financial Officer
Age 51
First elected in 2021. Executive Vice President and Chief Financial Officer since September 2021. Previously served as Executive Vice President, Chief Financial Officer, and Treasurer of Georgia Power from January 2021 to September 2021, Executive Vice President and Chief Financial Officer of Southern Company Gas from January 2019 to January 2021, and Treasurer of Southern Company and Senior Vice President and Treasurer of SCS from October 2015 to January 2019.
Bryan D. Anderson
Executive Vice President
Age 55
First elected in 2020. Executive Vice President and President of External Affairs since January 2021. Executive Vice President of SCS since November 2020. Previously served as Senior Vice President of SCS with responsibility for governmental affairs from January 2015 to November 2020.
Stanley W. Connally, Jr.
Executive Vice President of SCS
Age 52
First elected in 2012. Executive Vice President for Operations of SCS since June 2018. Previously served as President, Chief Executive Officer, and Director of Gulf Power from July 2012 through December 2018 and Chairman of Gulf Power's Board of Directors from July 2015 through December 2018.
Mark A. Crosswhite
Chairman, President and Chief Executive Officer of Alabama Power
Age 59
First elected in 2011. President, Chief Executive Officer, and Director of Alabama Power since March 2014. Chairman of Alabama Power's Board of Directors since May 2014.
Christopher Cummiskey
Executive Vice President
Age 47
First elected in 2021. Executive Vice President since January 2021. Chairman of Southern Power since February 2021 and Executive Vice President of SCS, Chief Executive Officer of Southern Power, and President and Chief Executive Officer of Southern PowerSecure Holdings, Inc. and Southern Holdings since July 2020. Previously served as Executive Vice President, External Affairs of Georgia Power from May 2015 to June 2020.
Martin B. Davis
Executive Vice President and Chief Information Officer
Age 58
First elected in 2021. Executive Vice President since April 2021. Chief Information Officer and Executive Vice President of SCS since July 2015. Previously served as Vice President from July 2015 through April 2021.
Kimberly S. Greene
Chairman, President, and Chief Executive Officer of Southern Company Gas
Age 55
First elected in 2013. Chairman, President, and Chief Executive Officer of Southern Company Gas since June 2018. Director of Southern Company Gas since July 2016. Previously served as Executive Vice President and Chief Operating Officer of Southern Company from March 2014 through June 2018.

    Table of Contents                                Index to Financial Statements
James Y. Kerr II
Executive Vice President, Chief Legal Officer, and Chief Compliance Officer
Age 57
First elected in 2014. Executive Vice President, Chief Legal Officer (formerly known as General Counsel), and Chief Compliance Officer since March 2014.
Stephen E. Kuczynski
Chairman, President, and Chief Executive Officer of Southern Nuclear
Age 59
First elected in 2011. Chairman, President, and Chief Executive Officer of Southern Nuclear since July 2011.
Anthony L. Wilson
Chairman, President, and Chief Executive Officer of Mississippi Power
Age 57
First elected in 2015. President of Mississippi Power since October 2015 and Chief Executive Officer and Director since January 2016. Chairman of Mississippi Power's Board of Directors since August 2016.
Christopher C. Womack
Chairman, President, and Chief Executive Officer of Georgia Power
Age 63
First elected in 2008. Chairman and Chief Executive Officer of Georgia Power since June 2021 and President of Georgia Power since November 2020. Previously served as Executive Vice President and President of External Affairs of Southern Company from January 2009 to October 2020.

The officers of Southern Company were elected pursuant to a written consent in lieu of a meeting of the directors following the last annual meeting of stockholders held on May 26, 2021 for a term of one year or until their successors are elected and have qualified, except for Mr. Tucker, whose election as Executive Vice President and Chief Financial Officer of Southern Company was effective September 1, 2021.

    Table of Contents                                Index to Financial Statements
INFORMATION ABOUT OUR EXECUTIVE OFFICERS – ALABAMA POWER
(Identification of executive officers of Alabama Power is inserted in Part I in accordance with Regulation S-K, Item 401.) The ages of the officers set forth below are as of December 31, 2021.
Mark A. Crosswhite
Chairman, President, and Chief Executive Officer
Age 59
First elected in 2014. President, Chief Executive Officer, and Director since March 1, 2014. Chairman since May 2014.
J. Jeffrey Peoples
Executive Vice President
Age 62
First elected in 2020. Executive Vice President of Customer and Employee Services since June 2020. Previously served as Senior Vice President of Employee Services and Labor Relations from June 2018 to June 2020 and as Vice President of Human Resources from December 2015 to June 2018.
Philip C. Raymond
Executive Vice President, Chief Financial Officer, and Treasurer
Age 62
First elected in 2010. Executive Vice President, Chief Financial Officer, and Treasurer since August 2010.
Zeke W. Smith
Executive Vice President
Age 62
First elected in 2010. Executive Vice President of External Affairs since November 2010.
James P. Heilbron
Senior Vice President and Senior Production Officer
Age 50
First elected in 2013. Senior Vice President and Senior Production Officer of Alabama Power since March 2013 and Senior Vice President and Senior Production Officer – West of SCS and Senior Production Officer of Mississippi Power since October 2018.
R. Scott Moore
Senior Vice President
Age 54
First elected in 2017. Senior Vice President of Power Delivery since May 2017. Previously served as Vice President of Transmission from August 2012 to May 2017.
The officers of Alabama Power were elected at the meeting of the directors held on April 23, 2021 for a term of one year or until their successors are elected and have qualified.

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
(a)(2) Number of Southern Company's common stockholders of record at January 31, 2022: 103,154
Southern Company has paid dividends on its common stock since 1948. Dividends paid per share of common stock were $2.62 in 2021 and $2.54 in 2020. In January 2022, Southern Company declared a quarterly dividend of 66 cents per share. Dividends on Southern Company's common stock are payable at the discretion of Southern Company's Board of Directors and depend upon earnings, financial condition, and other factors. See Note 8 to the financial statements under "Dividend Restrictions" in Item 8 herein for additional information.
Each of the other Registrants have one common stockholder, Southern Company.
(a)(3) Securities authorized for issuance under equity compensation plans.
See Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
(b) Use of Proceeds
Not applicable.
(c) Issuer Purchases of Equity Securities
None.

Item 6.RESERVED

    Table of Contents                                Index to Financial Statements
Item 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 that are not included in this Annual Report on Form 10-K can be found in Item 7 of each Registrant's Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on February 17, 2021. The following Management's Discussion and Analysis of Financial Condition and Results of Operations is a combined presentation; however, information contained herein relating to any individual Registrant is filed by such Registrant on its own behalf and each Registrant makes no representation as to information related to the other Registrants.
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

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
Southern Company and Subsidiary Companies 2021 Annual Report
OVERVIEW
Business Activities
Southern Company is a holding company that owns all of the common stock of three traditional electric operating companies, Southern Power, and Southern Company Gas and owns other direct and indirect subsidiaries. The primary businesses of the Southern Company system are electricity sales by the traditional electric operating companies and Southern Power and the distribution of natural gas by Southern Company Gas. Southern Company's reportable segments are the sale of electricity by the traditional electric operating companies, the sale of electricity in the competitive wholesale market by Southern Power, and the sale of natural gas and other complementary products and services by Southern Company Gas. See Note 16 to the financial statements for additional information.
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
•Southern Company Gas is an energy services holding company whose primary business is the distribution of natural gas. Southern Company Gas owns natural gas distribution utilities in four states – Illinois, Georgia, Virginia, and Tennessee – and is also involved in several other complementary businesses. Southern Company Gas manages its business through three reportable segments – gas distribution operations, gas pipeline investments, and gas marketing services, which includes SouthStar, a Marketer and provider of energy-related products and services to natural gas markets – and one non-reportable segment, all other. Prior to the sale of Sequent on July 1, 2021, Southern Company Gas' reportable segments also included wholesale gas services. See Notes 7, 15, and 16 to the financial statements for additional information.
Southern Company's other business activities include providing distributed energy and resilience solutions and deploying microgrids for commercial, industrial, governmental, and utility customers, as well as investments in telecommunications and gas storage facilities. Management continues to evaluate the contribution of each of these activities to total shareholder return and may pursue acquisitions, dispositions, and other strategic ventures or investments accordingly.
See FUTURE EARNINGS POTENTIAL herein for a discussion of the many factors that could impact the Registrants' future results of operations, financial condition, and liquidity.
Recent Developments
Southern Company
On October 29, 2021, Southern Company completed the sale of assets subject to a domestic leveraged lease to the lessee for $45 million. No gain or loss was recognized on the sale. On December 13, 2021, Southern Company completed the termination of its leasehold interest in assets associated with its two international leveraged lease projects and received cash proceeds of approximately $673 million after the accelerated exercise of the lessee's purchase options. The pre-tax gain associated with the transaction was approximately $93 million ($99 million gain after tax). See Note 15 to the financial statements under "Southern Company" for additional information.
Alabama Power
On September 23, 2021, Alabama Power entered into an agreement to acquire all of the equity interests in Calhoun Power Company, LLC, which owns and operates a 743-MW winter peak, simple-cycle, combustion turbine generation facility in Calhoun County, Alabama (Calhoun Generating Station). The completion of the acquisition is subject to the satisfaction and waiver of certain conditions, including, among other customary conditions, approval by the Alabama PSC and the FERC. On October 28, 2021, Alabama Power filed a petition for a CCN with the Alabama PSC to procure additional generating capacity through this acquisition. The ultimate outcome of this matter cannot be determined at this time.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
During 2021, Alabama Power continued construction of Plant Barry Unit 8. At December 31, 2021, associated project expenditures included in CWIP totaled approximately $304 million.
For the year ended December 31, 2021, Alabama Power's weighted common equity return exceeded 6.15%, resulting in Alabama Power establishing a current regulatory liability of $181 million. In accordance with an Alabama PSC order issued on February 1, 2022, Alabama Power will apply $126 million to reduce the Rate ECR under recovered balance and the remaining $55 million will be refunded to customers through bill credits in July 2022.
See Note 2 to the financial statements under "Alabama Power" for additional information.
Georgia Power
Plant Vogtle Units 3 and 4 Construction and Start-Up Status
Construction continues on Plant Vogtle Units 3 and 4 (with electric generating capacity of approximately 1,100 MWs each), in which Georgia Power holds a 45.7% ownership interest. Georgia Power's share of the total project capital cost forecast to complete Plant Vogtle Units 3 and 4, including contingency, through the end of the first quarter 2023 and the fourth quarter 2023, respectively, is $10.4 billion.
Georgia Power estimates the productivity impacts of the COVID-19 pandemic have consumed approximately three to four months of schedule margin previously embedded in the site work plan for Unit 3 and Unit 4. The continuing effects of the COVID-19 pandemic could further disrupt or delay construction and testing activities at Plant Vogtle Units 3 and 4.
During 2021, Southern Nuclear performed additional construction remediation work necessary to ensure quality and design standards are met and support system turnovers necessary for Unit 3 hot functional testing, which was completed in July 2021, and fuel load. As a result of Unit 3 challenges including, but not limited to, construction productivity, construction remediation work, the pace of system turnovers, spent fuel pool repairs, and the timeframe and duration for hot functional and other testing, at the end of each of the second and third quarters 2021, Southern Nuclear further extended certain milestone dates, including fuel load for Unit 3, from those established in January 2021. Through the fourth quarter 2021, the project continued to face these and other challenges related to the completion of documentation, including inspection records, necessary to submit the remaining ITAACs and begin fuel load. As a result, at the end of the fourth quarter 2021, Southern Nuclear further extended certain milestone dates, including fuel load for Unit 3, from those established at the end of the third quarter 2021. The site work plan currently targets fuel load for Unit 3 in the second quarter 2022 and an in-service date during the third quarter 2022 and primarily depends on significant improvements in overall construction productivity and production levels, the volume of construction remediation work, the pace of system and area turnovers, and the progression of startup and other testing. As the site work plan includes minimal margin to these milestone dates, an in-service date during the fourth quarter 2022 or the first quarter 2023 for Unit 3 is projected, although any further delays could result in a later in-service date.
As the result of productivity challenges and temporarily diverting some Unit 4 craft and support resources to Unit 3 construction efforts, at the end of each of the second and third quarters 2021, Southern Nuclear also further extended milestone dates for Unit 4 from those established in January 2021. The temporary diversion of Unit 4 resources to support Unit 3 has continued into the first quarter 2022; therefore, at the end of the fourth quarter 2021, Southern Nuclear further extended milestone dates for Unit 4 from those established at the end of the third quarter 2021. The site work plan targets an in-service date during the first quarter 2023 for Unit 4 and primarily depends on overall construction productivity and production levels significantly improving as well as appropriate levels of craft laborers, particularly electricians and pipefitters, being added and maintained. As the site work plan includes minimal margin to the milestone dates, an in-service date during the third or fourth quarter 2023 for Unit 4 is projected, although any further delays could result in a later in-service date.
The latest schedule extension triggers the requirement that the holders of at least 90% of the ownership interests in Plant Vogtle Units 3 and 4 must vote to continue construction by March 8, 2022. Georgia Power has voted to continue construction. In addition, if the holders of at least 90% of the ownership interests of Plant Vogtle Units 3 and 4 do not vote to continue construction, the DOE may require Georgia Power to prepay all outstanding borrowings under the FFB Credit Facilities over a period of five years. See Note 8 to the financial statements under "Long-term Debt – DOE Loan Guarantee Borrowings" for additional information.
During 2021, established construction contingency and additional costs totaling $1.3 billion were assigned to the base capital cost forecast for costs primarily associated with schedule extensions, construction productivity, the pace of system turnovers, and support resources for Units 3 and 4. Georgia Power also increased its total capital cost forecast as of December 31, 2021 by $99 million to replenish construction contingency.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
After considering the significant level of uncertainty that exists regarding the future recoverability of these costs since the ultimate outcome of these matters is subject to the outcome of future assessments by management, as well as Georgia PSC decisions in future regulatory proceedings, Georgia Power recorded pre-tax charges to income in the first quarter 2021, the second quarter 2021, the third quarter 2021, and the fourth quarter 2021 of $48 million ($36 million after tax), $460 million ($343 million after tax), $264 million ($197 million after tax), and $480 million ($358 million after tax), respectively, for the increases in the total project capital cost forecast. Georgia Power may request the Georgia PSC to evaluate those expenditures for rate recovery during the prudence review following the Unit 4 fuel load pursuant to the twenty-fourth VCM stipulation described in Note 2 to the financial statements under "Georgia Power – Nuclear Construction – Regulatory Matters." In addition, Georgia Power recorded a pre-tax charge to income in the fourth quarter 2021 of approximately $440 million ($328 million after tax), and may be required to record additional pre-tax charges to income of up to $460 million, associated with the cost-sharing and tender provisions of the joint ownership agreements based on the current project capital cost forecast. The incremental costs associated with these provisions will not be recovered from retail customers. See Note 2 to the financial statements under "Georgia Power – Nuclear Construction – Joint Owner Contracts" for additional information.
The ultimate impact of the COVID-19 pandemic and other factors on the construction schedule and budget for Plant Vogtle Units 3 and 4 cannot be determined at this time. See Note 2 to the financial statements under "Georgia Power – Nuclear Construction" for additional information.
Plant Vogtle Unit 3 and Common Facilities Rate Proceeding
On November 2, 2021, the Georgia PSC approved Georgia Power's application to adjust retail base rates to include a portion of costs related to its investment in Plant Vogtle Unit 3 and the common facilities shared between Plant Vogtle Units 3 and 4 (Common Facilities), as well as the related costs of operation, as modified pursuant to a stipulated agreement between Georgia Power and the staff of the Georgia PSC. The related increase in annual retail base rates of approximately $302 million includes recovery of all projected operations and maintenance expenses for Unit 3 and the Common Facilities and other related costs of operation, partially offset by the related production tax credits, and will become effective the month after Unit 3 is placed in service. This increase is partially offset by a decrease in the NCCR tariff of approximately $78 million that became effective January 1, 2022. See Note 2 to the financial statements under "Georgia Power – Plant Vogtle Unit 3 and Common Facilities Rate Proceeding" for additional information.
Rate Plans
On November 18, 2021, in accordance with the terms of the 2019 ARP, the Georgia PSC approved tariff adjustments effective January 1, 2022 resulting in a net increase in annual retail base rates of $157 million. Georgia Power is required to file its next general base rate case by July 1, 2022. See Note 2 to the financial statements under "Georgia Power – Rate Plans – 2019 ARP" for additional information.
Integrated Resource Plan
On January 31, 2022, Georgia Power filed its triennial IRP (2022 IRP), including a request to decertify and retire Plant Wansley Units 1 and 2 (926 MWs based on 53.5% ownership) by August 31, 2022; Plant Bowen Units 1 and 2 (1,400 MWs) by December 31, 2027; and Plant Scherer Unit 3 (614 MWs based on 75% ownership) and Plant Gaston Units 1 through 4 (500 MWs based on 50% ownership through SEGCO) by December 31, 2028.
In the 2022 IRP, Georgia Power requested approval to reclassify the remaining net book value of Plant Wansley Units 1 and 2 (approximately $611 million at December 31, 2021), Plant Bowen Units 1 and 2 (approximately $937 million at December 31, 2021), and Plant Scherer Unit 3 (approximately $612 million at December 31, 2021) and any remaining unusable materials and supplies inventories upon each unit's respective retirement dates to a regulatory asset, with recovery periods to be determined in future base rate cases.
The 2022 IRP also included a request for approval of the capital, operations and maintenance, and CCR ARO costs associated with ash pond and landfill closures and post-closure care. The recovery of these costs is expected to be determined in future base rate cases.
A decision from the Georgia PSC on the 2022 IRP is expected in July 2022. The ultimate outcome of these matters cannot be determined at this time. See Note 2 to the financial statements under "Georgia Power – Integrated Resource Plan" for additional information.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
Mississippi Power
During the first half of 2021, the Mississippi PSC approved the following non-fuel rate changes related to Mississippi Power's annual rate filings for 2021:
•an increase in revenues related to the ad valorem tax adjustment factor of approximately $28 million annually, which became effective with the first billing cycle of May 2021,
•an increase in revenues related to PEP of approximately $16 million annually, which became effective with the first billing cycle of April 2021 in accordance with the PEP rate schedule, and
•a decrease in revenues related to the ECO Plan of approximately $9 million annually, which became effective with the first billing cycle of July 2021.
On September 9, 2021, the Mississippi PSC issued an order confirming the conclusion of its review of Mississippi Power's 2021 IRP with no deficiencies identified. The 2021 IRP included a schedule to retire Plant Watson Unit 4 (268 MWs) and Mississippi Power's 40% ownership interest in Plant Greene County Units 1 and 2 (103 MWs each) in December 2023, 2025, and 2026, respectively, consistent with each unit's remaining useful life in the most recent approved depreciation studies. In addition, the schedule reflects the early retirement of Mississippi Power's 50% undivided ownership interest in Plant Daniel Units 1 and 2 (502 MWs) by the end of 2027.
In accordance with an accounting order issued by the Mississippi PSC on October 14, 2021, Mississippi Power reclassified $49 million of retail costs associated with Hurricanes Zeta and Ida to a regulatory asset to be recovered through PEP over a period to be determined in Mississippi Power's 2022 PEP proceeding. In addition, on December 7, 2021, the Mississippi PSC approved Mississippi Power's annual SRR filing, which requested an increase in retail revenues of approximately $9 million annually effective with the first billing cycle of March 2022 to restore the property damage reserve.
On January 18, 2022, the Mississippi PSC approved Mississippi Power's retail fuel cost recovery filing, which requested an increase in revenues of approximately $43 million annually effective with the first billing cycle of February 2022.
See Note 2 to the financial statements under "Mississippi Power" for additional information.
Southern Power
During 2021, Southern Power completed construction of and placed in service the 118-MW Glass Sands wind facility, 73 MWs of the 88-MW Garland battery energy storage facility, and 32 MWs of the 72-MW Tranquillity battery energy storage facility. Southern Power continues construction of the remainder of the Garland and Tranquillity battery energy storage facilities. On March 26, 2021, Southern Power purchased a controlling membership interest in the 300-MW Deuel Harvest wind facility located in Deuel County, South Dakota from Invenergy Renewables LLC.
Southern Power calculates an investment coverage ratio for its generating assets, including those owned with various partners, based on the ratio of investment under contract to total investment using the respective facilities' net book value (or expected in-service value for facilities under construction) as the investment amount. With the inclusion of investments associated with the facilities currently under construction, as well as other capacity and energy contracts, Southern Power's average investment coverage ratio at December 31, 2021 was 95% through 2026 and 92% through 2031, with an average remaining contract duration of approximately 13 years.
See Note 15 to the financial statements under "Southern Power" for additional information.
Southern Company Gas
On April 28, 2021, Atlanta Gas Light filed its first Integrated Capacity and Delivery Plan (i-CDP) with the Georgia PSC, which includes a series of ongoing and proposed pipeline safety, reliability, and growth programs for the next 10 years, as well as the required capital investments and related costs to implement the programs. On November 18, 2021, the Georgia PSC approved an October 14, 2021 joint stipulation agreement between Atlanta Gas Light and the staff of the Georgia PSC, under which, for the years 2022 through 2024, Atlanta Gas Light will incrementally reduce its combined GRAM and System Reinforcement Rider request by 10% through Atlanta Gas Light's GRAM mechanism, or $5 million for 2022. The stipulation agreement also provides for $1.7 billion of total capital investment for the years 2022 through 2024.
Also on November 18, 2021, the Georgia PSC approved Atlanta Gas Light's amended annual GRAM filing, which resulted in an annual rate increase of $43 million effective January 1, 2022.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
On September 14, 2021, the Virginia Commission approved a stipulation agreement related to Virginia Natural Gas' June 2020 general rate case filing, which allows for a $43 million increase in annual base rate revenues, including $14 million related to the recovery of investments under the SAVE program, based on a ROE of 9.5% and an equity ratio of 51.9%. Interim rate adjustments became effective as of November 1, 2020, subject to refund, based on Virginia Natural Gas' original request for an increase of approximately $50 million. Refunds to customers related to the difference between the approved rates and the interim rates were completed during the fourth quarter 2021.
On November 18, 2021, the Illinois Commission approved a $240 million annual base rate increase for Nicor Gas effective November 24, 2021. The base rate increase included $94 million related to the recovery of program costs under the Investing in Illinois program and was based on a ROE of 9.75% and an equity ratio of 54.5%.
See Note 2 to the financial statements under "Southern Company Gas" for additional information.
On July 1, 2021, Southern Company Gas affiliates completed the sale of Sequent to Williams Field Services Group for a total cash purchase price of $159 million, including final working capital adjustments. The pre-tax gain associated with the transaction was approximately $121 million ($92 million after tax). As a result of the sale, changes in state apportionment rates resulted in $85 million of additional tax expense. See Note 15 to the financial statements under "Southern Company Gas" for additional information.
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
Key Performance Indicators
In striving to achieve attractive risk-adjusted returns while providing cost-effective energy to approximately 8.7 million electric and gas utility customers collectively, the traditional electric operating companies and Southern Company Gas continue to focus on several key performance indicators. These indicators include, but are not limited to, customer satisfaction, plant availability, electric and natural gas system reliability, and execution of major construction projects. In addition, Southern Company and the Subsidiary Registrants focus on earnings per share (EPS) and net income, respectively, as a key performance indicator. See RESULTS OF OPERATIONS herein for information on the Registrants' financial performance. See RESULTS OF OPERATIONS – "Southern Company Gas – Operating Metrics" for additional information on Southern Company Gas' operating metrics, including Heating Degree Days, customer count, and volumes of natural gas sold.
The financial success of the traditional electric operating companies and Southern Company Gas is directly tied to customer satisfaction. Key elements of ensuring customer satisfaction include outstanding service, high reliability, and competitive prices. The traditional electric operating companies use customer satisfaction surveys to evaluate their results and generally target the top quartile of these surveys in measuring performance. Reliability indicators are also used to evaluate results. See Note 2 to the financial statements under "Alabama Power – Rate RSE" and "Mississippi Power – Performance Evaluation Plan" for additional information on Alabama Power's Rate RSE and Mississippi Power's PEP rate plan, respectively, both of which contain mechanisms that directly tie customer service indicators to the allowed equity return.
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

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
RESULTS OF OPERATIONS
Southern Company
Consolidated net income attributable to Southern Company was $2.4 billion in 2021, a decrease of $726 million, or 23.3%, from 2020. The decrease was primarily due to a $1.0 billion increase in after-tax charges related to the construction of Plant Vogtle Units 3 and 4 and higher non-fuel operations and maintenance costs, partially offset by an increase in natural gas revenues associated with colder weather in the first quarter 2021 as compared to the corresponding period in 2020 and infrastructure replacement programs and base rate changes, higher retail electric revenues primarily associated with rates and pricing and sales growth, a decrease in impairment charges and a gain on termination related to leveraged leases at Southern Holdings, and higher wholesale electric capacity revenues. See Notes 2, 9, and 15 to the financial statements under "Georgia Power – Nuclear Construction," "Southern Company Leveraged Lease," and "Southern Company," respectively, for additional information.
Basic EPS was $2.26 in 2021 and $2.95 in 2020. Diluted EPS, which factors in additional shares related to stock-based compensation, was $2.24 in 2021 and $2.93 in 2020. EPS for 2021 and 2020 was negatively impacted by $0.01 and $0.03 per share, respectively, as a result of increases in the average shares outstanding. See Note 8 to the financial statements under "Outstanding Classes of Capital Stock – Southern Company" for additional information.
Dividends paid per share of common stock were $2.62 in 2021 and $2.54 in 2020. In January 2022, Southern Company declared a quarterly dividend of 66 cents per share. For 2021, the dividend payout ratio was 116% compared to 86% for 2020.
Discussion of Southern Company's results of operations is divided into three parts – the Southern Company system's primary business of electricity sales, its gas business, and its other business activities.

	2021	2020
	(in millions)
Electricity business	$2,247	$3,115
Gas business	539	590
Other business activities	(393)	(586)
Net Income	$2,393	$3,119

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
Electricity Business
Southern Company's electric utilities generate and sell electricity to retail and wholesale customers. A condensed statement of income for the electricity business follows:

	2021	Increase (Decrease) from 2020
	(in millions)
Electric operating revenues	$18,300	$1,803
Fuel	4,010	1,043
Purchased power	978	179
Cost of other sales	109	15
Other operations and maintenance	4,809	559
Depreciation and amortization	2,953	12
Taxes other than income taxes	1,062	38
Estimated loss on Plant Vogtle Units 3 and 4	1,692	1,367
Impairment charges	2	2
Gain on dispositions, net	(59)	(17)
Total electric operating expenses	15,556	3,198
Operating income	2,744	(1,395)
Allowance for equity funds used during construction	179	41
Interest expense, net of amounts capitalized	968	(8)
Other income (expense), net	427	112
Income taxes	219	(298)
Net income	2,163	(936)
Less:
Dividends on preferred stock of subsidiaries	15	—
Net loss attributable to noncontrolling interests	(99)	(68)
Net Income Attributable to Southern Company	$2,247	$(868)
Electric Operating Revenues
Electric operating revenues for 2021 were $18.3 billion, reflecting a $1.8 billion, or 10.9%, increase from 2020. Details of electric operating revenues were as follows:

	2021	2020
	(in millions)
Retail electric — prior year	$13,643
Estimated change resulting from —
Rates and pricing	209
Sales growth	208
Weather	(74)
Fuel and other cost recovery	866
Retail electric — current year	$14,852	$13,643
Wholesale electric revenues	2,455	1,945
Other electric revenues	718	672
Other revenues	275	237
Electric operating revenues	$18,300	$16,497

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
Retail electric revenues increased $1.2 billion, or 8.9%, in 2021 as compared to 2020. The significant factors driving this change are shown in the preceding table. The increase in rates and pricing in 2021 was primarily due to an increase effective January 1, 2021 in Alabama Power's Rate RSE, net of a related customer refund, and increases at Georgia Power resulting from higher contributions by commercial and industrial customers with variable demand-driven pricing, fixed residential customer bill programs, the effects of higher KWH sales on ECCR tariff revenues, and base tariff increases in accordance with the 2019 ARP, partially offset by a decrease in Georgia Power's NCCR tariff, both effective January 1, 2021.
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
Wholesale electric revenues consist of revenues from PPAs and short-term opportunity sales. Wholesale electric revenues from PPAs (other than solar and wind PPAs) have both capacity and energy components. Capacity revenues generally represent the greatest contribution to net income and are designed to provide recovery of fixed costs plus a return on investment. Energy revenues will vary depending on fuel prices, the market prices of wholesale energy compared to the Southern Company system's generation, demand for energy within the Southern Company system's electric service territory, and the availability of the Southern Company system's generation. Increases and decreases in energy revenues that are driven by fuel prices are accompanied by an increase or decrease in fuel costs and do not have a significant impact on net income. Energy sales from solar and wind PPAs do not have a capacity charge and customers either purchase the energy output of a dedicated renewable facility through an energy charge or through a fixed price related to the energy. As a result, the ability to recover fixed and variable operations and maintenance expenses is dependent upon the level of energy generated from these facilities, which can be impacted by weather conditions, equipment performance, transmission constraints, and other factors. Wholesale electric revenues at Mississippi Power include FERC-regulated MRA sales under cost-based tariffs as well as market-based sales. Short-term opportunity sales are made at market-based rates that generally provide a margin above the Southern Company system's variable cost to produce the energy.
Wholesale electric revenues from power sales were as follows:

	2021	2020
	(in millions)
Capacity and other	$550	$476
Energy	1,905	1,469
Total	$2,455	$1,945
In 2021, wholesale electric revenues increased $510 million, or 26.2%, as compared to 2020 due to increases of $436 million in energy revenues and $74 million in capacity revenues. Energy revenues increased $292 million at Southern Power primarily from a $247 million net increase in the price of energy and a $45 million increase in the volume of KWHs sold. Energy revenues increased $144 million at the traditional electric operating companies primarily due to higher energy prices. The increase in capacity revenues primarily resulted from a power sales agreement at Alabama Power that began in September 2020 and a net increase in natural gas PPAs at Southern Power.
Other Electric Revenues
Other electric revenues increased $46 million, or 6.8%, in 2021 as compared to 2020. The increase was primarily due to increases of $28 million in transmission revenues primarily related to new PPAs at Southern Power and increased open access transmission tariff sales at Alabama Power, $27 million in customer fees largely resulting from the COVID-19 pandemic-related temporary suspensions of disconnections and late fees in 2020 for the traditional electric operating companies, $11 million from outdoor lighting sales at Georgia Power, and $10 million in cogeneration steam revenue associated with higher natural gas prices at Alabama Power, partially offset by a $26 million decrease in pole attachment revenues at Georgia Power.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
Energy Sales
Changes in revenues are influenced heavily by the change in the volume of energy sold from year to year. KWH sales for 2021 and the percent change from 2020 were as follows:

	2021
	Total KWHs	Total KWH Percent Change	Weather-Adjusted Percent Change(*)
	(in billions)
Residential	47.4	(0.2)%	0.5%
Commercial	46.7	2.7	3.2
Industrial	48.7	3.7	3.7
Other	0.6	(5.1)	(5.1)
Total retail	143.4	2.0	2.4%
Wholesale	50.0	9.5
Total energy sales	193.4	3.8%
(*)Weather-adjusted KWH sales are estimated using statistical models of the historical relationship between temperatures and energy sales, and then removing the estimated effect of deviations from normal temperature conditions. Normal temperature conditions are defined as those experienced in the applicable service territory over a specified historical period. This metric is useful because it allows trends in historical operations to be evaluated apart from the influence of weather conditions. Management also considers this metric in developing long-term capital and financial plans.
Changes in retail energy sales are generally the result of changes in electricity usage by customers, weather, and the number of customers. Weather-adjusted retail energy sales increased 3.4 billion KWHs in 2021 as compared to 2020. Weather-adjusted residential usage increased primarily due to customer growth, largely offset by decreased customer usage resulting from shelter-in-place orders in effect during 2020. Weather-adjusted commercial and industrial usage increased primarily due to the negative impacts of the COVID-19 pandemic on energy sales being more severe in 2020.
See "Electric Operating Revenues" above for a discussion of significant changes in wholesale revenues related to changes in price and KWH sales.
Other Revenues
Other revenues increased $38 million, or 16.0%, in 2021 as compared to 2020. The increase was primarily due to increases in unregulated sales of products and services of $29 million at Alabama Power and $9 million at Georgia Power.
Fuel and Purchased Power Expenses
The mix of fuel sources for the generation of electricity is determined primarily by demand, the unit cost of fuel consumed, and the availability of generating units. Additionally, the electric utilities purchase a portion of their electricity needs from the wholesale market.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
Details of the Southern Company system's generation and purchased power were as follows:

	2021	2020
Total generation (in billions of KWHs)(a)	179	174
Total purchased power (in billions of KWHs)	18	18
Sources of generation (percent) —
Gas	48	52
Coal	22	18
Nuclear	18	18
Hydro	4	4
Wind, Solar, and Other	8	8
Cost of fuel, generated (in cents per net KWH) —
Gas(a)	3.07	2.03
Coal	2.85	2.91
Nuclear	0.75	0.78
Average cost of fuel, generated (in cents per net KWH)(a)	2.55	1.96
Average cost of purchased power (in cents per net KWH)(b)	5.85	4.65
(a)Excludes Central Alabama Generating Station KWHs and associated cost of fuel as its fuel is provided by the purchaser under a power sales agreement. See Note 15 to the financial statements under "Alabama Power" for additional information.
(b)Average cost of purchased power includes fuel purchased by the Southern Company system for tolling agreements where power is generated by the provider.
In 2021, total fuel and purchased power expenses were $5.0 billion, an increase of $1.2 billion, or 32.4%, as compared to 2020. The increase was primarily the result of a $1.1 billion increase in the average cost of fuel generated and purchased and a $170 million increase in the volume of KWHs generated and purchased.
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
Fuel
In 2021, fuel expense was $4.0 billion, an increase of $1.0 billion, or 35.2%, as compared to 2020. The increase was primarily due to a 51.2% increase in the average cost of natural gas per KWH generated, a 25.7% increase in the volume of KWHs generated by coal, and a 12.2% decrease in the volume of KWHs generated by hydro, partially offset by a 4.9% decrease in the volume of KWHs generated by natural gas.
Purchased Power
In 2021, purchased power expense was $978 million, an increase of $179 million, or 22.4%, as compared to 2020. The increase was primarily due to a 25.8% increase in the average cost per KWH purchased primarily due to higher natural gas prices.
Energy purchases will vary depending on demand for energy within the Southern Company system's electric service territory, the market prices of wholesale energy as compared to the cost of the Southern Company system's generation, and the availability of the Southern Company system's generation.
Cost of Other Sales
Cost of other sales increased $15 million, or 16.0%, in 2021 as compared to 2020 primarily due to an increase in unregulated power delivery construction and maintenance projects at Georgia Power.
Other Operations and Maintenance Expenses
Other operations and maintenance expenses increased $559 million, or 13.2%, in 2021 as compared to 2020. A portion of the increase in 2021 compared to 2020 reflects cost containment activities implemented to help offset the effects of the recessionary economy resulting from the beginning of the COVID-19 pandemic. The increase was primarily associated with increases of $174 million in transmission and distribution expenses, including $37 million of reliability NDR credits applied in 2020 at Alabama

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
Power, $133 million in scheduled generation outage and maintenance expenses, and $63 million in compensation and benefit expenses, as well as a $40 million loss on sales-type leases associated with PPAs at Southern Power's Garland and Tranquillity battery energy storage facilities. Also contributing to the increase was a $19 million increase in compliance and environmental expenses at the traditional electric operating companies and an $18 million decrease in nuclear property insurance refunds at Alabama Power and Georgia Power. See Notes 2 and 9 to the financial statements under "Alabama Power – Rate NDR" and "Lessor," respectively, for additional information.
Depreciation and Amortization
Depreciation and amortization increased $12 million, or 0.4%, in 2021 as compared to 2020. The increase was due to an increase of $111 million in depreciation associated with additional plant in service, partially offset by a net decrease of $90 million in amortization of regulatory assets primarily associated with CCR AROs under the terms of Georgia Power's 2019 ARP. See Note 2 to the financial statements under "Georgia Power – Rate Plans" for additional information.
Taxes Other Than Income Taxes
Taxes other than income taxes increased $38 million, or 3.7%, in 2021 as compared to 2020. The increase primarily reflects a $25 million increase in municipal franchise fees at Georgia Power and a $21 million increase in property taxes primarily resulting from higher assessed values, partially offset by a $14 million decrease in utility license taxes at Alabama Power.
Estimated Loss on Plant Vogtle Units 3 and 4
Estimated probable loss on Plant Vogtle Units 3 and 4 increased $1.4 billion in 2021 as compared to 2020. The losses in each year were recorded to reflect Georgia Power's revised total project capital cost forecast to complete construction and start-up of Plant Vogtle Units 3 and 4. See Note 2 to the financial statements under "Georgia Power – Nuclear Construction" for additional information.
Gain on Dispositions, Net
Gain on dispositions, net increased $17 million, or 40.5%, in 2021 as compared to 2020. The increase primarily reflects $41 million in gains at Southern Power primarily due to contributions of wind turbine equipment to various equity method investments in the first quarter 2021 and $14 million in gains at Alabama Power primarily from property sales, partially offset by a $39 million gain at Southern Power related to the sale of Plant Mankato in the first quarter 2020. See Notes 7 and 15 to the financial statements under "Southern Power" for additional information.
Allowance for Equity Funds Used During Construction
Allowance for equity funds used during construction increased $41 million, or 29.7%, in 2021 as compared to 2020. The increase was primarily associated with Georgia Power's construction of Plant Vogtle Units 3 and 4. See Note 2 to the financial statements under "Georgia Power – Nuclear Construction – Regulatory Matters" for additional information.
Interest Expense, Net of Amounts Capitalized
Interest expense, net of amounts capitalized decreased $8 million, or 0.8%, in 2021 as compared to 2020 primarily due to a decrease of approximately $30 million due to lower interest rates at the traditional electric operating companies and an $11 million net increase in capitalized interest, partially offset by an increase of approximately $33 million due to an increase in average outstanding long-term borrowings. See Note 8 to the financial statements for additional information.
Other Income (Expense), Net
Other income (expense), net increased $112 million, or 35.6%, in 2021 as compared to 2020 primarily related to a $135 million increase in non-service cost-related retirement benefits income, partially offset by a $12 million gain recorded by Southern Power in the third quarter 2020 associated with the Roserock solar facility litigation and an $8 million decrease in interest income. See Note 11 to the financial statements for additional information.
Income Taxes
Income taxes decreased $298 million, or 57.6%, in 2021 as compared to 2020. The decrease was primarily due to lower pre-tax earnings primarily resulting from higher charges in 2021 associated with the construction of Plant Vogtle Units 3 and 4 at Georgia Power and changes in state apportionment methodology resulting from tax legislation enacted by the State of Alabama in February 2021 at Southern Power, partially offset by an increase in a valuation allowance on certain state tax credit carryforwards

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
at Georgia Power. See Note 2 to the financial statements under "Georgia Power – Nuclear Construction" and Note 10 to the financial statements for additional information.
Net Loss Attributable to Noncontrolling Interests
Substantially all noncontrolling interests relate to renewable projects at Southern Power. Net loss attributable to noncontrolling interests increased $68 million in 2021 as compared to 2020. The increased loss was primarily due to loss allocations to Southern Power's partners in the Garland and Tranquillity battery energy storage facilities, including $26 million allocated from the loss on sales-type leases. In addition, the increased loss was due to higher HLBV loss allocations to Southern Power's wind tax equity partners, including new partnerships entered into during 2020 and 2021, and lower income allocations to Southern Power's solar equity partners, totaling $29 million. See Notes 9 and 15 to the financial statements under "Lessor" and "Southern Power," respectively, for additional information.
Gas Business
Southern Company Gas distributes natural gas through utilities in four states and is involved in several other complementary businesses including gas pipeline investments, wholesale gas services (until the sale of Sequent on July 1, 2021), and gas marketing services.
A condensed statement of income for the gas business follows:

	2021	Increase (Decrease) from 2020
	(in millions)
Operating revenues	$4,380	$946
Cost of natural gas	1,619	647
Other operations and maintenance	1,072	106
Depreciation and amortization	536	36
Taxes other than income taxes	225	19
Gain on dispositions, net	(127)	(105)
Total operating expenses	3,325	703
Operating income	1,055	243
Earnings from equity method investments	50	(91)
Interest expense, net of amounts capitalized	238	7
Other income (expense), net	(53)	(94)
Income taxes	275	102
Net income	$539	$(51)
Seasonality of Results
During the period from November through March when natural gas usage and operating revenues are generally higher (Heating Season), more customers are connected to Southern Company Gas' distribution systems and natural gas usage is higher in periods of colder weather. Prior to the sale of Sequent, wholesale gas services' operating revenues were occasionally impacted due to peak usage by power generators in response to summer energy demands. Southern Company Gas' base operating expenses, excluding cost of natural gas, bad debt expense, and certain incentive compensation costs, are incurred relatively equally over any given year. Thus, operating results can vary significantly from quarter to quarter as a result of seasonality. For 2021, the percentage of operating revenues and net income generated during the Heating Season (January through March and November through December) were 70% and 102%, respectively. For 2020, the percentage of operating revenues and net income generated during the Heating Season were 68% and 86%, respectively.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
Operating Revenues
Operating revenues in 2021 were $4.4 billion, reflecting a $946 million, or 27.5%, increase compared to 2020. Details of operating revenues were as follows:

2021
(in millions)
Operating revenues – prior year	$3,434
Estimated change resulting from –
Infrastructure replacement programs and base rate changes	146
Gas costs and other cost recovery	675
Wholesale gas services	114
Other	11
Operating revenues – current year	$4,380
Revenues at the natural gas distribution utilities increased in 2021 compared to 2020 due to rate increases and continued investment in infrastructure replacement. See Note 2 to the financial statements under "Southern Company Gas" for additional information.
Revenues associated with gas costs and other cost recovery increased in 2021 compared to 2020 primarily due to higher natural gas cost recovery as a result of higher volumes of natural gas sold and an increase in natural gas prices. The natural gas distribution utilities have weather or revenue normalization mechanisms that mitigate revenue fluctuations from customer consumption changes. Natural gas distribution rates include provisions to adjust billings for fluctuations in natural gas costs. Therefore, gas costs recovered through natural gas revenues generally equal the amount expensed in cost of natural gas and do not affect net income from the natural gas distribution utilities. See "Cost of Natural Gas" herein for additional information.
Revenues from wholesale gas services increased in 2021 primarily due to higher volumes of natural gas sold and higher commercial activities as a result of Winter Storm Uri, partially offset by derivative losses, all prior to the sale of Sequent. See Note 15 to the financial statements under "Southern Company Gas" for additional information.
Southern Company Gas hedged its exposure to warmer-than-normal weather in Illinois for gas distribution operations and in Illinois and Georgia for gas marketing services. The remaining impacts of weather on earnings were immaterial.
Cost of Natural Gas
Excluding Atlanta Gas Light, which does not sell natural gas to end-use customers, the natural gas distribution utilities charge their utility customers for natural gas consumed using natural gas cost recovery mechanisms set by the applicable state regulatory agencies. Under these mechanisms, all prudently-incurred natural gas costs are passed through to customers without markup, subject to regulatory review. The natural gas distribution utilities defer or accrue the difference between the actual cost of natural gas and the amount of commodity revenue earned in a given period. The deferred or accrued amount is either billed or refunded to customers prospectively through adjustments to the commodity rate. Deferred natural gas costs are reflected as regulatory assets and accrued natural gas costs are reflected as regulatory liabilities. Therefore, gas costs recovered through natural gas revenues generally equal the amount expensed in cost of natural gas and do not affect net income from the natural gas distribution utilities. Cost of natural gas at the natural gas distribution utilities represented 86.3% of the total cost of natural gas for 2021.
Gas marketing services customers are charged for actual and estimated natural gas consumed. Cost of natural gas includes the cost of fuel and associated transportation costs, lost and unaccounted for gas, adjustments to reduce the value of inventories to market value, if applicable, and gains and losses associated with certain derivatives.
Cost of natural gas was $1.6 billion, an increase of $647 million, or 66.6%, in 2021 compared to 2020, which reflects higher gas cost recovery in 2021 as a result of higher volumes sold and a 91.2% increase in natural gas prices compared to 2020.
Other Operations and Maintenance Expenses
Other operations and maintenance expenses increased $106 million, or 11.0%, in 2021 compared to 2020. The increase was primarily due to increases of $60 million in compensation expenses, $30 million of which was at Sequent, $10 million in facility costs, and $10 million in bad debt expense, which is passed through directly to customers and has no impact on net income.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
Depreciation and Amortization
Depreciation and amortization increased $36 million, or 7.2%, in 2021 compared to 2020. The increase was primarily due to continued infrastructure investments at the natural gas distribution utilities. See Note 2 to the financial statements under "Southern Company Gas – Infrastructure Replacement Programs and Capital Projects" for additional information.
Taxes Other Than Income Taxes
Taxes other than income taxes increased $19 million, or 9.2%, in 2021 compared to 2020. The increase was primarily due to a $15 million increase in revenue tax expenses as a result of higher natural gas revenues at Nicor Gas, which are passed through directly to customers and have no impact on net income.
Gain on Dispositions, Net
Gain on dispositions, net increased $105 million in 2021 compared to 2020. In 2021, Southern Company Gas recorded a $121 million gain on the sale of Sequent, as well as an additional $5 million gain from the sale of Pivotal LNG. In 2020, Southern Company Gas recorded a $22 million gain on the sale of Jefferson Island. See Note 15 to the financial statements under "Southern Company Gas" for additional information.
Earnings from Equity Method Investments
Earnings from equity method investments decreased $91 million, or 64.5%, in 2021 compared to 2020. The decrease was primarily due to impairment charges in 2021 totaling $84 million related to the PennEast Pipeline project. See Note 7 to the financial statements under "Southern Company Gas" for additional information.
Other Income (Expense), Net
Other income (expense), net decreased $94 million in 2021 compared to 2020. The decrease was largely due to $101 million in charitable contributions by Sequent prior to its sale.
Income Taxes
Income taxes increased $102 million, or 59.0%, in 2021 compared to 2020. The increase was primarily due to $114 million in additional tax expense resulting from the sale of Sequent, including changes in state tax apportionment rates, and higher pre-tax earnings at the natural gas distribution utilities, partially offset by $18 million of tax benefit resulting from the PennEast Pipeline project impairment charges in the second and third quarters of 2021. See Notes 7 and 15 to the financial statements under "Southern Company Gas" and Note 10 to the financial statements for additional information.
Other Business Activities
Southern Company's other business activities primarily include the parent company (which does not allocate operating expenses to business units); PowerSecure, which provides distributed energy and resilience solutions and deploys microgrids for commercial, industrial, governmental, and utility customers; Southern Holdings, which invests in various projects; and Southern Linc, which provides digital wireless communications for use by the Southern Company system and also markets these services to the public and provides fiber optics services within the Southeast.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
A condensed statement of operations for Southern Company's other business activities follows:

	2021	Increase (Decrease) from 2020
	(in millions)
Operating revenues	$433	$(11)
Cost of other sales	249	15
Other operations and maintenance	207	11
Depreciation and amortization	75	(2)
Taxes other than income taxes	4	—
Gain on dispositions, net	—	1
Total operating expenses	535	25
Operating income (loss)	(102)	(36)
Earnings from equity method investments	26	14
Interest expense	631	17
Impairment of leveraged leases	7	(199)
Other income (expense), net	94	103
Income taxes (benefit)	(227)	70
Net loss	$(393)	$193
Operating Revenues
Southern Company's operating revenues for these other business activities decreased $11 million, or 2.5%, in 2021 as compared to 2020 primarily due to a decrease at Southern Linc related to a contract for the design and construction of a fiber optic system completed in 2020.
Cost of Other Sales
Cost of other sales for these other business activities increased $15 million, or 6.4%, in 2021 as compared to 2020 primarily due to distributed infrastructure projects at PowerSecure.
Other Operations and Maintenance Expenses
Other operations and maintenance expenses for these other business activities increased $11 million, or 5.6%, in 2021 as compared to 2020. The increase was primarily due to a $16 million increase at the parent company primarily related to director compensation expenses and an $11 million increase at PowerSecure primarily associated with higher bad debt expense, partially offset by a $17 million decrease at Southern Linc primarily related to the design and construction of a fiber optic system completed in 2020.
Earnings from Equity Method Investments
Earnings from equity method investments for these other business activities increased $14 million in 2021 as compared to 2020 primarily due to an increase in investment income at Southern Holdings.
Interest Expense
Interest expense for these other business activities increased $17 million, or 2.8%, in 2021 as compared to 2020 primarily due to an increase of approximately $64 million related to higher average outstanding long-term borrowings, partially offset by decreases of approximately $34 million due to lower interest rates and $6 million due to a reduction in losses associated with the extinguishment of debt at the parent company. See Note 8 to the financial statements for additional information.
Impairment of Leveraged Leases
Impairment charges related to leveraged lease investments at Southern Holdings decreased $199 million, or 96.6%, in 2021 as compared to 2020. See Notes 9 and 15 to the financial statements under "Southern Company Leveraged Lease" and "Southern Company," respectively, for additional information.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
Other Income (Expense), Net
Other income (expense), net for these other business activities increased $103 million in 2021 as compared to 2020 primarily due to a $93 million pre-tax gain ($99 million gain after tax) recorded at Southern Holdings in 2021 related to the termination of leveraged leases and a $12 million decrease in charitable donations at the parent company. See Note 15 to the financial statements under "Southern Company" for additional information.
Income Taxes (Benefit)
The income tax benefit for these other business activities decreased $70 million, or 23.6%, in 2021 as compared to 2020 primarily due to the tax impacts related to the 2020 charges associated with leveraged lease investments and the 2021 leveraged lease dispositions at Southern Holdings, partially offset by lower pre-tax earnings at the parent company. See Notes 9, 10, and 15 to the financial statements under "Southern Company Leveraged Lease," "Effective Tax Rate," and "Southern Company," respectively, for additional information.
Alabama Power
Alabama Power's 2021 net income after dividends on preferred stock was $1.24 billion, representing an $88 million, or 7.7%, increase from 2020. The increase was primarily due to an increase in retail revenues associated with an adjustment effective in January 2021 to Rate RSE, net of a related customer refund, and higher customer usage. Also contributing to the increase were additional wholesale capacity revenues related to a power sales agreement that began in September 2020 and increased sales of unregulated products and services. These increases to income were partially offset by increases in operations and maintenance expenses and depreciation. See Note 2 to the financial statements under "Alabama Power – Rate RSE" for additional information.
A condensed income statement for Alabama Power follows:

	2021	Increase (Decrease) from 2020
	(in millions)
Operating revenues	$6,413	$583
Fuel	1,235	265
Purchased power	368	49
Other operations and maintenance	1,735	116
Depreciation and amortization	859	47
Taxes other than income taxes	410	(6)
Total operating expenses	4,607	471
Operating income	1,806	112
Allowance for equity funds used during construction	52	6
Interest expense, net of amounts capitalized	340	2
Other income (expense), net	107	7
Income taxes	372	35
Net income	1,253	88
Dividends on preferred stock	15	—
Net income after dividends on preferred stock	$1,238	$88

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
Operating Revenues
Operating revenues for 2021 were $6.4 billion, reflecting a $583 million, or 10.0%, increase from 2020. Details of operating revenues were as follows:

	2021	2020
	(in millions)
Retail — prior year	$5,213
Estimated change resulting from —
Rates and pricing	115
Sales growth	50
Weather	(15)
Fuel and other cost recovery	136
Retail — current year	$5,499	$5,213
Wholesale revenues —
Non-affiliates	377	269
Affiliates	171	46
Total wholesale revenues	548	315
Other operating revenues	366	302
Total operating revenues	$6,413	$5,830
Retail revenues increased $286 million, or 5.5%, in 2021 as compared to 2020. The significant factors driving this change are shown in the preceding table. The increase was primarily due to a Rate RSE increase effective January 1, 2021, increases in fuel and other cost recovery, and increases in commercial and industrial sales primarily due to the negative impacts of the COVID-19 pandemic on energy demand being more severe in 2020. These increases were offset by an increase in the accrual for a Rate RSE customer refund and milder weather in 2021 when compared to 2020. See Note 2 to the financial statements under "Alabama Power – Rate RSE" for additional information.
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
Wholesale revenues from sales to non-affiliated utilities were as follows:

	2021	2020
	(in millions)
Capacity and other	$173	$127
Energy	204	142
Total non-affiliated	$377	$269
In 2021, wholesale revenues from sales to non-affiliates increased $108 million, or 40.1%, as compared to 2020 due to a $46 million increase in capacity revenues primarily related to a power sales agreement that began in September 2020 and a $62 million increase in energy revenues primarily due to higher natural gas prices. See Notes 2 and 15 to the financial statements under "Alabama Power – Certificates of Convenience and Necessity" and "Alabama Power," respectively, for additional information.
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
Southern Company and Subsidiary Companies 2021 Annual Report
opportunity sales are made at market-based rates that generally provide a margin above Alabama Power's variable cost to produce the energy.
In 2021, wholesale revenues from sales to affiliates increased $125 million, or 271.7%, as compared to 2020. The revenue increase reflects a 110.0% increase in 2021 KWH sales due to higher demand for Alabama Power's available lower cost generation and a 75.8% increase in the price of energy, primarily natural gas.
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
In 2021, other operating revenues increased $64 million, or 21.2%, as compared to 2020 primarily due to a $29 million increase in unregulated sales of products and services, a $13 million increase in customer fees largely resulting from the COVID-19 pandemic-related temporary suspensions of disconnections and late fees in 2020, a $10 million increase in cogeneration steam revenue associated with higher natural gas prices, and an $8 million increase in transmission revenues primarily related to open access transmission tariff sales.
Energy Sales
Changes in revenues are influenced heavily by the change in the volume of energy sold from year to year. KWH sales for 2021 and the percent change from 2020 were as follows:

	2021
	Total KWHs	Total KWH Percent Change	Weather-Adjusted Percent Change(*)
	(in billions)
Residential	17.5	(0.9)%	(0.7)%
Commercial	12.7	2.3	2.9
Industrial	20.8	2.2	2.2
Other	0.1	(13.8)	(13.8)
Total retail	51.1	1.1	1.3%
Wholesale
Non-affiliates	9.8	53.8
Affiliates	5.2	110.0
Total wholesale	15.0	69.6
Total energy sales	66.1	11.3%
(*)Weather-adjusted KWH sales are estimated using statistical models of the historical relationship between temperatures and energy sales, and then removing the estimated effect of deviations from the normal temperature conditions. Normal temperature conditions are defined as those experienced in Alabama Power's service territory over a specified historical period. This metric is useful because it allows trends in historical operations to be evaluated apart from the influence of weather conditions. Management also considers this metric in developing long-term capital and financial plans.
Changes in retail energy sales are generally the result of changes in electricity usage by customers, weather, and the number of customers. Revenues attributable to changes in sales increased in 2021 when compared to 2020. In 2021, weather-adjusted residential KWH sales decreased 0.7% primarily due to safer-at-home guidelines in effect during 2020. Weather-adjusted commercial KWH sales increased 2.9% and industrial KWH sales increased 2.2% primarily due to the negative impacts of the COVID-19 pandemic on energy sales being more severe in 2020.
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

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
Details of Alabama Power's generation and purchased power were as follows:

	2021	2020
Total generation (in billions of KWHs)(a)	58.5	53.8
Total purchased power (in billions of KWHs)	6.4	6.9
Sources of generation (percent)(a) —
Coal	46	40
Nuclear	26	28
Gas	19	22
Hydro	9	10
Cost of fuel, generated (in cents per net KWH) —
Coal	2.77	2.74
Nuclear	0.70	0.75
Gas(a)	2.89	2.13
Average cost of fuel, generated (in cents per net KWH)(a)	2.22	1.98
Average cost of purchased power (in cents per net KWH)(b)	6.52	4.82
(a)Excludes Central Alabama Generating Station KWHs and associated cost of fuel as its fuel is provided by the purchaser under a power sales agreement. See Note 15 to the financial statements under "Alabama Power" for additional information.
(b)Average cost of purchased power includes fuel, energy, and transmission purchased by Alabama Power for tolling agreements where power is generated by the provider.
Fuel and purchased power expenses were $1.6 billion in 2021, an increase of $314 million, or 24.4%, compared to 2020. The increase was primarily due to a $196 million increase in the average cost of fuel and purchased power and a $117 million net increase related to the volume of KWHs generated and purchased.
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
Fuel
Fuel expense was $1.2 billion in 2021, an increase of $265 million, or 27.3%, compared to 2020. The increase was primarily due to a 35.7% increase in the average cost of natural gas per KWH generated, which excludes tolling agreements, a 25.1% increase in the volume of KWHs generated by coal, and an 8.8% decrease in the volume of KWHs generated by hydro, partially offset by a 6.7% decrease in the average cost of nuclear fuel per KWH generated and a 3.6% decrease in the volume of KWHs generated by natural gas.
Purchased Power – Non-Affiliates
Purchased power expense from non-affiliates was $221 million in 2021, an increase of $30 million, or 15.7%, compared to 2020. The increase was primarily due to a 19.4% increase in the amount of energy purchased due to a new PPA that began in September 2020 and a 10.6% increase in the average cost of purchased power per KWH as a result of higher natural gas prices.
Energy purchases from non-affiliates will vary depending on the market prices of wholesale energy as compared to the cost of the Southern Company system's generation, demand for energy within the Southern Company system's service territory, and the availability of the Southern Company system's generation.
Purchased Power – Affiliates
Purchased power expense from affiliates was $147 million in 2021, an increase of $19 million, or 14.8%, compared to 2020. The increase was primarily due to an 87.4% increase in the average cost of purchased power per KWH as a result of higher natural gas prices, partially offset by a 38.8% decrease in the volume of KWH purchased as Alabama Power's units generally dispatched at a lower cost than other available Southern Company system resources.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
Energy purchases from affiliates will vary depending on demand for energy and the availability and cost of generating resources at each company within the Southern Company system. These purchases are made in accordance with the IIC or other contractual agreements, as approved by the FERC.
Other Operations and Maintenance Expenses
Other operations and maintenance expenses increased $116 million, or 7.2%, in 2021 as compared to 2020. A portion of the increase in 2021 compared to 2020 reflects cost containment activities implemented to help offset the effects of the recessionary economy resulting from the beginning of the COVID-19 pandemic. The increase was primarily due to a $59 million increase in generation expenses associated with scheduled outages and Rate CNP Compliance-related expenses primarily related to the addition of new environmental systems in 2021. Also contributing to the increase were increases of $55 million in transmission and distribution line maintenance expenses related to reliability NDR credits applied in 2020 and vegetation management expenses, $22 million in compensation and benefit expenses, and $11 million related to unregulated products and services, as well as a $10 million decrease in nuclear property insurance refunds. The increase was partially offset by a $36 million decrease in bad debt expense and a net decrease of $35 million to the NDR accrual in 2021 when compared to 2020. See Note 2 to the financial statements under "Alabama Power – Rate NDR" and " – Rate CNP Compliance" for additional information.
Depreciation and Amortization
Depreciation and amortization increased $47 million, or 5.8%, in 2021 as compared to 2020 primarily due to additional plant in service, including the purchase of the Central Alabama Generating Station in August 2020. See Notes 5 and 15 to the financial statements for additional information.
Interest Expense, Net of Amounts Capitalized
Interest expense, net of amounts capitalized increased $2 million, or 0.6%, in 2021 as compared to 2020 primarily due to an increase of approximately $17 million associated with higher average outstanding borrowings, largely offset by a decrease of approximately $16 million related to lower interest rates. See Note 8 to the financial statements for additional information.
Other Income (Expense), Net
Other income (expense), net increased $7 million, or 7.0%, in 2021 as compared to 2020 primarily due to an increase in non-service cost-related retirement benefits income. See Note 11 to the financial statements for additional information.
Income Taxes
Income taxes increased $35 million, or 10.4%, in 2021 as compared to 2020 primarily due to higher pre-tax earnings. See Note 10 to the financial statements for additional information.
Georgia Power
Georgia Power's 2021 net income was $584 million, representing a $991 million, or 62.9%, decrease from the previous year. The decrease was primarily due to a $1.0 billion increase in after-tax charges related to the construction of Plant Vogtle Units 3 and 4. Also contributing to the decrease were higher non-fuel operations and maintenance costs, partially offset by higher retail revenues associated with sales growth. See Note 2 to the financial statements under "Georgia Power – Nuclear Construction" for additional information on the construction of Plant Vogtle Units 3 and 4.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
A condensed income statement for Georgia Power follows:

	2021	Increase (Decrease) from 2020
	(in millions)
Operating revenues	$9,260	$951
Fuel	1,449	308
Purchased power	1,491	442
Other operations and maintenance	2,213	260
Depreciation and amortization	1,371	(54)
Taxes other than income taxes	476	32
Estimated loss on Plant Vogtle Units 3 and 4	1,692	1,367
Total operating expenses	8,692	2,355
Operating income	568	(1,404)
Allowance for equity funds used during construction	127	36
Interest expense, net of amounts capitalized	421	(4)
Other income (expense), net	142	53
Income taxes (benefit)	(168)	(320)
Net income	$584	$(991)
Operating Revenues
Operating revenues for 2021 were $9.3 billion, reflecting a $951 million, or 11.4%, increase from 2020. Details of operating revenues were as follows:

	2021	2020
	(in millions)
Retail — prior year	$7,609
Estimated change resulting from —
Rates and pricing	80
Sales growth	152
Weather	(59)
Fuel cost recovery	696
Retail — current year	8,478	$7,609
Wholesale revenues	197	115
Other operating revenues	585	585
Total operating revenues	$9,260	$8,309
Retail revenues increased $869 million, or 11.4%, in 2021 as compared to 2020. The significant factors driving this change are shown in the preceding table. The increase in rates and pricing was primarily due to higher contributions from commercial and industrial customers with variable demand-driven pricing, fixed residential customer bill programs, the effects of higher KWH sales on ECCR tariff revenues, and base tariff increases in accordance with the 2019 ARP, partially offset by a decrease in the NCCR tariff, both effective January 1, 2021. See Note 2 to the financial statements under "Georgia Power – Rate Plans" for additional information.
See "Energy Sales" below for a discussion of changes in the volume of energy sold, including changes related to the sales growth in 2021.
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

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
Wholesale revenues from power sales were as follows:

	2021	2020
	(in millions)
Capacity and other	$63	$51
Energy	134	64
Total	$197	$115
In 2021, wholesale revenues increased $82 million, or 71.3%, as compared to 2020 largely due to increases of $52 million related to the average cost of fuel primarily due to higher natural gas prices, $12 million in capacity revenues primarily from shared Southern Company power pool sales in accordance with the IIC, and $10 million in KWH sales associated with higher market demand.
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
Other operating revenues were flat in 2021 compared to 2020. Increases of $33 million in unregulated sales associated with power delivery construction and maintenance projects and outdoor lighting and $13 million in customer fees, largely resulting from the COVID-19 pandemic-related temporary suspension of disconnections and late fees in 2020, were largely offset by decreases of $26 million in pole attachment revenues, $9 million associated with the timing of certain unregulated energy conservation projects, and $5 million from retail solar programs.
Energy Sales
Changes in revenues are influenced heavily by the change in the volume of energy sold from year to year. KWH sales for 2021 and the percent change from 2020 were as follows:

	2021
	Total KWHs	Total KWH Percent Change	Weather-Adjusted Percent Change(*)
	(in billions)
Residential	27.8	0.1%	1.3%
Commercial	31.3	2.9	3.4
Industrial	23.3	5.6	5.7
Other	0.5	(2.3)	(2.4)
Total retail	82.9	2.6	3.3%
Wholesale	3.2	18.1
Total energy sales	86.1	3.1%
(*)Weather-adjusted KWH sales are estimated using statistical models of the historical relationship between temperatures and energy sales, and then removing the estimated effect of deviations from normal temperature conditions. Normal temperature conditions are defined as those experienced in Georgia Power's service territory over a specified historical period. This metric is useful because it allows trends in historical operations to be evaluated apart from the influence of weather conditions. Management also considers this metric in developing long-term capital and financial plans.
Changes in retail energy sales are generally the result of changes in electricity usage by customers, weather, and the number of customers. Revenues attributable to changes in sales increased in 2021 when compared to 2020. In 2021, weather-adjusted residential KWH sales increased 1.3% compared to 2020 primarily due to customer growth, partially offset by decreased customer usage largely due to shelter-in-place orders in effect during 2020. Weather-adjusted commercial KWH sales increased 3.4% and

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
weather-adjusted industrial KWH sales increased 5.7% primarily due to the negative impacts of the COVID-19 pandemic on energy sales being more severe in 2020.
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
Details of Georgia Power's generation and purchased power were as follows:

	2021	2020
Total generation (in billions of KWHs)	58.1	56.8
Total purchased power (in billions of KWHs)	31.7	30.5
Sources of generation (percent) —
Gas	48	52
Nuclear	28	27
Coal	20	16
Hydro and other	4	5
Cost of fuel, generated (in cents per net KWH) —
Gas	3.05	2.19
Nuclear	0.79	0.80
Coal	2.99	3.23
Average cost of fuel, generated (in cents per net KWH)	2.39	1.96
Average cost of purchased power (in cents per net KWH)(*)	5.07	3.69
(*) Average cost of purchased power includes fuel purchased by Georgia Power for tolling agreements where power is generated by the provider.
Fuel and purchased power expenses were $2.9 billion in 2021, an increase of $750 million, or 34.2%, compared to 2020. The increase was due to an increase of $651 million related to the average cost of fuel and purchased power and an increase of $99 million related to the volume of KWHs generated and purchased.
Fuel and purchased power energy transactions do not have a significant impact on earnings since these fuel expenses are generally offset by fuel revenues through Georgia Power's fuel cost recovery mechanism. See Note 2 to the financial statements under "Georgia Power – Fuel Cost Recovery" for additional information.
Fuel
Fuel expense was $1.4 billion in 2021, an increase of $308 million, or 27.0%, compared to 2020. The increase was primarily due to a 39.3% increase in the average cost of natural gas per KWH generated and a 27.8% increase in the volume of KWHs generated by coal, partially offset by a 7.4% decrease in the average cost of coal per KWH generated and a decrease of 5.2% in the volume of KWHs generated by natural gas.
Purchased Power - Non-Affiliates
Purchased power expense from non-affiliates was $632 million in 2021, an increase of $92 million, or 17.0%, compared to 2020. The increase was primarily due to an increase of 23.4% in the average cost per KWH purchased primarily due to higher natural gas prices, partially offset by a decrease of 3.5% in the volume of KWHs purchased as Georgia Power units and Southern Company system resources generally dispatched at a lower cost than available market resources.
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

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
Purchased Power - Affiliates
Purchased power expense from affiliates was $859 million in 2021, an increase of $350 million, or 68.8%, compared to 2020. The increase was primarily due to an increase of 53.4% in the average cost per KWH purchased primarily due to higher natural gas prices and an increase of 8.4% in the volume of KWHs purchased due to lower cost Southern Company system resources as compared to available Georgia Power-owned generation and market resources.
Energy purchases from affiliates will vary depending on the demand and the availability and cost of generating resources at each company within the Southern Company system. These purchases are made in accordance with the IIC or other contractual agreements, all as approved by the FERC.
Other Operations and Maintenance Expenses
Other operations and maintenance expenses increased $260 million, or 13.3%, in 2021 as compared to 2020. A portion of the increase in 2021 compared to 2020 reflects cost containment activities implemented to help offset the effects of the recessionary economy resulting from the beginning of the COVID-19 pandemic. The increase was primarily due to increases of $104 million in transmission and distribution expenses associated with vegetation and asset management activities, $63 million in generation expenses associated with outage and non-outage maintenance costs and environmental projects, $28 million in certain compensation and benefit expenses, and $8 million in maintenance costs at corporate and field support facilities, as well as an $8 million decrease in nuclear property insurance refunds.
Depreciation and Amortization
Depreciation and amortization decreased $54 million, or 3.8%, in 2021 as compared to 2020 primarily due to an $88 million decrease in amortization of regulatory assets related to CCR AROs under the terms of the 2019 ARP, partially offset by a $39 million increase in depreciation associated with additional plant in service. See Note 2 to the financial statements under "Georgia Power – Rate Plans – 2019 ARP" for additional information.
Taxes Other Than Income Taxes
Taxes other than income taxes increased $32 million, or 7.2%, in 2021 as compared to 2020 primarily due to a $25 million increase in municipal franchise fees largely related to higher retail revenues and a $9 million increase in property taxes primarily resulting from an increase in the assessed value of property.
Estimated Loss on Plant Vogtle Units 3 and 4
Estimated probable loss on Plant Vogtle Units 3 and 4 increased $1.4 billion in 2021 as compared to 2020. The losses in each year were recorded to reflect revisions to the total project capital cost forecast to complete construction and start-up of Plant Vogtle Units 3 and 4. See Note 2 to the financial statements under "Georgia Power – Nuclear Construction" for additional information.
Allowance for Equity Funds Used During Construction
Allowance for equity funds used during construction increased $36 million, or 39.6%, in 2021 as compared to 2020 primarily due to a higher AFUDC base largely associated with the construction of Plant Vogtle Units 3 and 4. See Note 2 to the financial statements under "Georgia Power – Nuclear Construction" for additional information regarding Plant Vogtle Units 3 and 4.
Interest Expense, Net of Amounts Capitalized
Interest expense, net of amounts capitalized decreased $4 million, or 0.9%, in 2021 as compared to 2020 primarily due to an increase of $16 million in amounts capitalized largely associated with the construction of Plant Vogtle Units 3 and 4, partially offset by an $11 million increase in interest expense primarily associated with higher average outstanding borrowings. See FINANCIAL CONDITION AND LIQUIDITY – "Sources of Capital" and "Financing Activities" herein and Note 8 to the financial statements for additional information on borrowings and Note 2 to the financial statements under "Georgia Power – Nuclear Construction" for additional information regarding Plant Vogtle Units 3 and 4.
Other Income (Expense), Net
Other income (expense), net increased $53 million, or 59.6%, in 2021 as compared to 2020 primarily due to a $50 million increase in non-service cost-related retirement benefits income. See Note 11 to the financial statements for additional information on Georgia Power's net periodic pension and other postretirement benefit costs.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
Income Taxes (Benefit)
In 2021, income tax benefit was $168 million compared to income tax expense of $152 million for 2020, a change of $320 million. The change was primarily due to lower pre-tax earnings resulting from higher charges in 2021 associated with the construction of Plant Vogtle Units 3 and 4, partially offset by an increase in a valuation allowance on certain state tax credit carryforwards. See Note 2 to the financial statements under "Georgia Power – Nuclear Construction" and Note 10 to the financial statements for additional information.
Mississippi Power
Mississippi Power's net income was $159 million in 2021 compared to $152 million in 2020. The increase was primarily due to revenues resulting from an increase in base rates that became effective for the first billing cycle of April 2021 and higher customer usage, as well as an increase in other income (expense), net, partially offset by an increase in operations and maintenance expenses.
A condensed income statement for Mississippi Power follows:

	2021	Increase (Decrease) from 2020
	(in millions)
Operating revenues	$1,322	$150
Fuel	470	120
Purchased power	26	4
Other operations and maintenance	313	29
Depreciation and amortization	180	(3)
Taxes other than income taxes	128	4
Total operating expenses	1,117	154
Operating income	205	(4)
Interest expense, net of amounts capitalized	60	—
Other income (expense), net	35	18
Income taxes	21	7
Net income	$159	$7

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
Operating Revenues
Operating revenues for 2021 were $1.3 billion, reflecting a $150 million, or 12.8%, increase from 2020. Details of operating revenues were as follows:

	2021	2020
	(in millions)
Retail — prior year	$821
Estimated change resulting from —
Rates and pricing	14
Sales growth	7
Weather	(1)
Fuel and other cost recovery	34
Retail — current year	875	$821
Wholesale revenues —
Non-affiliates	230	215
Affiliates	188	111
Total wholesale revenues	418	326
Other operating revenues	29	25
Total operating revenues	$1,322	$1,172
Total retail revenues for 2021 increased $54 million, or 6.6%, compared to 2020 primarily due to an increase in fuel and other cost recovery revenues primarily as a result of higher recoverable fuel costs, an increase in revenues in accordance with new PEP rates that became effective for the first billing cycle of April 2021, and an increase in customer usage. See Note 2 to the financial statements under "Mississippi Power" for additional information.
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
Wholesale revenues from power sales to non-affiliated utilities, including FERC-regulated MRA sales as well as market-based sales, were as follows:

	2021	2020
	(in millions)
Capacity and other	$3	$3
Energy	227	212
Total non-affiliated	$230	$215
Wholesale revenues from sales to non-affiliates increased $15 million, or 7.0%, compared to 2020. The increase was primarily associated with higher natural gas prices.
Wholesale revenues from sales to non-affiliates will vary depending on fuel prices, the market prices of wholesale energy compared to the cost of Mississippi Power's and the Southern Company system's generation, demand for energy within the Southern Company system's electric service territory, and the availability of the Southern Company system's generation. Increases and decreases in energy revenues that are driven by fuel prices are accompanied by an increase or decrease in fuel costs and do not have a significant impact on net income. In addition, Mississippi Power provides service under long-term contracts with rural electric cooperative associations and a municipality located in southeastern Mississippi under full requirements cost-based electric tariffs which are subject to regulation by the FERC. The contracts with these wholesale customers represented 14.3% of

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
Mississippi Power's total operating revenues in 2021 and are generally subject to 10-year rolling cancellation notices. Historically, these wholesale customers have acted as a group and any changes in contractual relationships for one customer are likely to be followed by the other wholesale customers. Short-term opportunity energy sales are also included in sales for resale to non-affiliates. These opportunity sales are made at market-based rates that generally provide a margin above Mississippi Power's variable cost to produce the energy.
Wholesale revenues from sales to affiliates increased $77 million, or 69.4%, in 2021 compared to 2020. The increase was primarily due to an $86 million increase associated with higher natural gas prices, partially offset by a $10 million decrease associated with lower KWH sales.
Wholesale revenues from sales to affiliates will vary depending on demand and the availability and cost of generating resources at each company. These affiliate sales are made in accordance with the IIC, as approved by the FERC. These transactions do not have a significant impact on earnings since this energy is generally sold at marginal cost.
Energy Sales
Changes in revenues are influenced heavily by the change in the volume of energy sold from year to year. KWH sales for 2021 and the percent change from 2020 were as follows:

	2021
	Total KWHs	Total KWH Percent Change	Weather-Adjusted Percent Change(*)
	(in millions)
Residential	2,047	1.2%	0.2%
Commercial	2,559	1.8	2.7
Industrial	4,615	1.3	1.3
Other	34	(3.3)%	(3.3)
Total retail	9,255	1.4%	1.4%
Wholesale
Non-affiliated	3,611	(4.6)
Affiliated	4,742	(9.3)
Total wholesale	8,353	(7.3)
Total energy sales	17,608	(2.9)%
(*)Weather-adjusted KWH sales are estimated using statistical models of the historical relationship between temperatures and energy sales, and then removing the estimated effect of deviations from normal temperature conditions. Normal temperature conditions are defined as those experienced in Mississippi Power's service territory over a specified historical period. This metric is useful because it allows trends in historical operations to be evaluated apart from the influence of weather conditions. Management also considers this metric in developing long-term capital and financial plans.
Changes in retail energy sales are generally the result of changes in electricity usage by customers, weather, and the number of customers. Revenues attributable to changes in sales increased in 2021 when compared to 2020. Weather-adjusted residential KWH sales increased 0.2% compared to 2020 due to increased customer growth, partially offset by decreased customer usage. Weather-adjusted commercial KWH sales increased 2.7% and industrial KWH sales increased 1.3% primarily due to the negative impacts of the COVID-19 pandemic on energy sales being more severe in 2020.
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

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
Details of Mississippi Power's generation and purchased power were as follows:

	2021	2020
Total generation (in millions of KWHs)	17,377	17,833
Total purchased power (in millions of KWHs)	675	688
Sources of generation (percent) –
Gas	92	94
Coal	8	6
Cost of fuel, generated (in cents per net KWH) –
Gas	2.85	1.97
Coal	3.24	3.62
Average cost of fuel, generated (in cents per net KWH)	2.88	2.08
Average cost of purchased power (in cents per net KWH)	3.90	3.27
Fuel and purchased power expenses were $496 million in 2021, an increase of $124 million, or 33.3%, as compared to 2020. The increase was primarily due to an increase in the average cost of natural gas.
Fuel and purchased power energy transactions do not have a significant impact on earnings since energy expenses are generally offset by energy revenues through Mississippi Power's fuel cost recovery clauses. See Note 2 to the financial statements under "Mississippi Power – Fuel Cost Recovery" and Note 1 to the financial statements under "Fuel Costs" for additional information.
Fuel expense increased $120 million, or 34.3%, in 2021 compared to 2020 primarily due to a 44.7% increase in the average cost of natural gas per KWH generated, partially offset by a 4.8% decrease in the volume of KWHs generated by natural gas.
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
Other Operations and Maintenance Expenses
Other operations and maintenance expenses increased $29 million, or 10.2%, in 2021 compared to 2020. A portion of the increase in 2021 compared to 2020 reflects cost containment activities implemented to help offset the effects of the recessionary economy resulting from the beginning of the COVID-19 pandemic. The increase was primarily due to increases of $7 million associated with the Kemper County energy facility (primarily related to increases in dismantlement activities and less salvage proceeds in 2021), $7 million in generation expenses associated with outage and non-outage maintenance, $6 million in distribution operations and maintenance, and $6 million in compensation and benefit expenses.
Other Income (Expense), Net
Other income (expense), net increased $18 million, or 105.9%, in 2021 compared to 2020. The increase was primarily due to a $9 million decrease in charitable donations and increases of $6 million in non-service cost-related retirement benefits income and $3 million in interest associated with a sales-type lease. See Notes 9 and 11 to the financial statements for additional information.
Income Taxes
Income taxes increased $7 million, or 50.0%, in 2021 compared to 2020 due to higher pre-tax earnings and an increase associated with lower flowback of excess deferred income taxes associated with new PEP rates that became effective for the first billing cycle of April 2021. See Note 2 to the financial statements under "Mississippi Power – Performance Evaluation Plan" and Note 10 to the financial statements for additional information.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
Southern Power
Net income attributable to Southern Power for 2021 was $266 million, a $28 million increase from 2020. The increase was primarily due to a net increase in revenues associated with new PPAs and a tax benefit due to changes in state apportionment methodology resulting from tax legislation enacted by the State of Alabama in February 2021, partially offset by an increase in other operations and maintenance expenses primarily associated with scheduled outages and maintenance and a gain recorded in 2020 associated with the Roserock solar facility litigation. See Note 10 to the financial statements for additional information.
A condensed statement of income follows:

	2021	Increase (Decrease) from 2020
	(in millions)
Operating revenues	$2,216	$483
Fuel	802	332
Purchased power	139	65
Other operations and maintenance	423	70
Depreciation and amortization	517	23
Taxes other than income taxes	45	6
Loss on sales-type leases	40	40
Gain on dispositions, net	(41)	(2)
Total operating expenses	1,925	534
Operating income	291	(51)
Interest expense, net of amounts capitalized	147	(4)
Other income (expense), net	10	(9)
Income taxes (benefit)	(13)	(16)
Net income	167	(40)
Net loss attributable to noncontrolling interests	(99)	(68)
Net income attributable to Southern Power	$266	$28
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

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
See FUTURE EARNINGS POTENTIAL – "Southern Power's Power Sales Agreements" herein for additional information regarding Southern Power's PPAs.
Operating Revenues Details
Details of Southern Power's operating revenues were as follows:

	2021	2020
	(in millions)
PPA capacity revenues	$408	$384
PPA energy revenues	1,311	1,019
Total PPA revenues	1,719	1,403
Non-PPA revenues	467	316
Other revenues	30	14
Total operating revenues	$2,216	$1,733
Operating revenues for 2021 were $2.2 billion, a $483 million, or 28% increase from 2020. The increase in operating revenues was primarily due to the following:
•PPA capacity revenues increased $24 million, or 6%, primarily due to a net increase in sales associated with new natural gas PPAs and increased capacity sales under existing natural gas PPAs.
•PPA energy revenues increased $292 million, or 29%, primarily due to an increase in sales under existing natural gas PPAs resulting from a $206 million increase in the price of fuel and purchased power and a $79 million net increase in sales associated with new natural gas PPAs. Also contributing to the increase was $15 million related to new wind PPAs which began during 2020 and 2021, partially offset by an $11 million decrease in sales under existing wind PPAs.
•Non-PPA revenues increased $151 million, or 48%, due to a $197 million increase in the market price of energy, partially offset by a $46 million decrease in the volume of KWHs sold through short-term sales.
•Other revenues increased $16 million, or 114%, primarily due to transmission revenues related to new PPAs.
Fuel and Purchased Power Expenses
Details of Southern Power's generation and purchased power were as follows:

	Total KWHs	Total KWH % Change	Total KWHs
	2021		2020
	(in billions of KWHs)
Generation	44		44
Purchased power	3		3
Total generation and purchased power	47	—%	47
Total generation and purchased power (excluding solar, wind, fuel cells, and tolling agreements)	28	—%	28
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

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
Details of Southern Power's fuel and purchased power expenses were as follows:

	2021	2020
	(in millions)
Fuel	$802	$470
Purchased power	139	74
Total fuel and purchased power expenses	$941	$544
In 2021, total fuel and purchased power expenses increased $397 million, or 73%, compared to 2020. Fuel expense increased $332 million, or 71%, primarily due to an increase in the average cost of fuel. Purchased power expense increased $65 million, or 88%, due to an increase associated with the average cost of purchased power.
Other Operations and Maintenance Expenses
In 2021, other operations and maintenance expenses increased $70 million, or 20%, compared to 2020. The increase was primarily due to increases of $21 million in scheduled outage and maintenance expenses, $15 million in transmission expenses primarily related to new PPAs, $10 million in compensation and benefit expenses, $8 million in expenses associated with new wind facilities placed in service during 2020 and 2021, and $5 million related to the allocation of uncollected settlements by the Energy Reliability Council of Texas market as a result of Winter Storm Uri.
Depreciation and Amortization
In 2021, depreciation and amortization increased $23 million, or 5%, compared to 2020 primarily due to new wind facilities placed in service during 2020 and 2021.
Loss on Sales-Type Leases
In 2021, a $40 million loss on sales-type leases was recorded upon commencement of the Garland and Tranquillity battery energy storage facilities' PPAs, $26 million of which was allocated through noncontrolling interests to Southern Power's partners in the projects. The loss was due to ITCs retained and expected to be realized by Southern Power and its partners. See Notes 9 and 15 to the financial statements under "Lessor" and "Southern Power," respectively, for additional information.
Gain on Dispositions, Net
In 2021, gain on dispositions, net increased $2 million, or 5%, compared to 2020. Gains on dispositions totaled $41 million in 2021 primarily due to contributions of wind turbine equipment to various equity method investments in the first quarter 2021. A $39 million gain was also recorded in the first quarter 2020 related to the sale of Plant Mankato. See Notes 7 and 15 to the financial statements under "Southern Power" and "Southern Power – Sales of Natural Gas and Biomass Plants," respectively, for additional information.
Other Income (Expense), Net
In 2021, other income (expense), net decreased $9 million, or 47%, compared to 2020 primarily due to a $12 million gain recorded in the third quarter 2020 associated with the Roserock solar facility litigation.
Income Taxes (Benefit)
In 2021, income tax benefit was $13 million compared to income tax expense of $3 million for 2020, a change of $16 million. The change was primarily due to changes in state apportionment methodology resulting from tax legislation enacted by the State of Alabama in February 2021 and the tax impact from the sale of Plant Mankato in January 2020. See Notes 1, 10, and 15 to the financial statements under "Income Taxes," "Effective Tax Rate," and "Southern Power," respectively, for additional information.
Net Loss Attributable to Noncontrolling Interests
In 2021, net loss attributable to noncontrolling interests increased $68 million compared to 2020. The increased loss was primarily due to loss allocations to the partners in the Garland and Tranquillity battery energy storage facilities, including $26 million allocated from the loss on sales-type leases. In addition, the increased loss was due to higher HLBV loss allocations to wind tax equity partners, including new partnerships entered into during 2020 and 2021, and lower income allocations to solar equity partners, totaling $29 million. See Notes 9 and 15 to the financial statements under "Lessor" and "Southern Power," respectively, for additional information.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
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
Seasonality of Results
During the Heating Season, natural gas usage and operating revenues are generally higher as more customers are connected to the gas distribution systems and natural gas usage is higher in periods of colder weather. Prior to the sale of Sequent on July 1, 2021, wholesale gas services' operating revenues occasionally were impacted due to peak usage by power generators in response to summer energy demands. Southern Company Gas' base operating expenses, excluding cost of natural gas, bad debt expense, and certain incentive compensation costs, are incurred relatively evenly throughout the year. Seasonality also affects the comparison of certain balance sheet items across quarters, including receivables, unbilled revenues, natural gas for sale, and notes payable. However, these items are comparable when reviewing Southern Company Gas' annual results. Thus, Southern Company Gas' operating results can vary significantly from quarter to quarter as a result of seasonality, which is illustrated in the table below.

	Percent Generated During Heating Season
	Operating Revenues	Net Income
2021	70%	102%
2020	68%	86%
Net Income
Net income attributable to Southern Company Gas in 2021 was $539 million, a decrease of $51 million, or 8.6%, compared to 2020. The decrease was primarily due to $85 million of deferred income taxes and an $80 million decrease at gas pipeline investments primarily due to impairment charges related to the PennEast Pipeline project, partially offset by a $93 million increase at wholesale gas services primarily due to the gain on the sale of Sequent and a $22 million increase at gas distribution operations primarily due to base rate increases and continued investment in infrastructure replacement. See Note 7 to the financial statements under "Southern Company Gas" for additional information on the PennEast Pipeline project and Note 15 to the financial statements under "Southern Company Gas" for additional information on the sale of Sequent.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
A condensed income statement for Southern Company Gas follows:

	2021	Increase (Decrease) from 2020
	(in millions)
Operating revenues	$4,380	$946
Cost of natural gas	1,619	647
Other operations and maintenance	1,072	106
Depreciation and amortization	536	36
Taxes other than income taxes	225	19
Gain on dispositions, net	(127)	(105)
Total operating expenses	3,325	703
Operating income	1,055	243
Earnings from equity method investments	50	(91)
Interest expense, net of amounts capitalized	238	7
Other income (expense), net	(53)	(94)
Income taxes	275	102
Net Income	$539	$(51)
Operating Revenues
Operating revenues in 2021 were $4.4 billion, reflecting a $946 million, or 27.5%, increase compared to 2020. Details of operating revenues were as follows:

2021
(in millions)
Operating revenues – prior year	$3,434
Estimated change resulting from –
Infrastructure replacement programs and base rate changes	146
Gas costs and other cost recovery	675
Wholesale gas services	114
Other	11
Operating revenues – current year	$4,380
Revenues at the natural gas distribution utilities increased in 2021 due to rate increases and continued investment in infrastructure replacement. See Note 2 to the financial statements under "Southern Company Gas" for additional information.
Revenues associated with gas costs and other cost recovery increased in 2021 primarily due to higher natural gas cost recovery as a result of higher volumes of natural gas sold and an increase in natural gas prices. The natural gas distribution utilities have weather or revenue normalization mechanisms that mitigate revenue fluctuations from customer consumption changes. Natural gas distribution rates include provisions to adjust billings for fluctuations in natural gas costs. Therefore, gas costs recovered through natural gas revenues generally equal the amount expensed in cost of natural gas and do not affect net income from gas distribution operations. See "Cost of Natural Gas" herein for additional information.
Revenues from wholesale gas services increased in 2021 primarily due to higher volumes of natural gas sold and higher commercial activities as a result of Winter Storm Uri, partially offset by derivative losses, all prior to the sale of Sequent. See "Segment Information – Wholesale Gas Services" herein and Note 15 to the financial statements under "Southern Company Gas" for additional information.
Heating Degree Days
Southern Company Gas' natural gas distribution utilities have various regulatory mechanisms that limit their exposure to weather changes. Southern Company Gas also uses hedges for any remaining exposure to warmer-than-normal weather in Illinois for gas

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
distribution operations and in Illinois and Georgia for gas marketing services; therefore, weather typically does not have a significant net income impact. The following table presents Heating Degree Days information for Illinois and Georgia, the primary locations where Southern Company Gas' operations are impacted by weather.

	Years Ended December 31,			2021 vs. normal	2021 vs. 2020
	Normal(*)	2021	2020	(warmer)	(warmer)
	(in thousands)
Illinois	5,747	5,326	5,477	(7.3)%	(2.8)%
Georgia	2,371	2,113	2,122	(10.9)%	(0.4)%
(*)Normal represents the 10-year average from January 1, 2011 through December 31, 2020 for Illinois at Chicago Midway International Airport and for Georgia at Atlanta Hartsfield-Jackson International Airport, based on information obtained from the National Oceanic and Atmospheric Administration, National Climatic Data Center.
Customer Count
The following table provides the number of customers served by Southern Company Gas at December 31, 2021 and 2020:

	2021	2020
	(in thousands, except market share %)
Gas distribution operations	4,337	4,308
Gas marketing services
Energy customers(*)	603	666
Market share of energy customers in Georgia	28.7%	28.9%
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
Cost of Natural Gas
Excluding Atlanta Gas Light, which does not sell natural gas to end-use customers, gas distribution operations charges its utility customers for natural gas consumed using natural gas cost recovery mechanisms set by the applicable state regulatory agencies. Under these mechanisms, all prudently-incurred natural gas costs are passed through to customers without markup, subject to regulatory review. Gas distribution operations defers or accrues the difference between the actual cost of natural gas and the amount of commodity revenue earned in a given period. The deferred or accrued amount is either billed or refunded to customers prospectively through adjustments to the commodity rate. Deferred natural gas costs are reflected as regulatory assets and accrued natural gas costs are reflected as regulatory liabilities. Therefore, gas costs recovered through natural gas revenues generally equal the amount expensed in cost of natural gas and do not affect net income from gas distribution operations. Cost of natural gas at gas distribution operations represented 86.3% of the total cost of natural gas for 2021.
Gas marketing services customers are charged for actual and estimated natural gas consumed. Cost of natural gas includes the cost of fuel and associated transportation costs, lost and unaccounted for gas, adjustments to reduce the value of inventories to market value, if applicable, and gains and losses associated with certain derivatives.
In 2021, cost of natural gas was $1.6 billion, an increase of $647 million, or 66.6%, compared to 2020, which reflects higher gas cost recovery in 2021 as a result of higher volumes sold and a 91.2% increase in natural gas prices compared to 2020.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
Volumes of Natural Gas Sold
The following table details the volumes of natural gas sold during all periods presented.

			2021 vs. 2020
	2021	2020	% Change
Gas distribution operations (mmBtu in millions)
Firm	656	623	5.3%
Interruptible	98	92	6.5
Total	754	715	5.5%
Wholesale gas services (mmBtu in millions/day)
Daily physical sales(*)	6.6	6.9	(4.3)%
Gas marketing services (mmBtu in millions)
Firm:
Georgia	34	33	3.0%
Illinois	7	9	(22.2)
Other	11	13	(15.4)
Interruptible large commercial and industrial	14	14	—
Total	66	69	(4.3)%
(*) Daily physical sales for 2021 reflect amounts through the sale of Sequent on July 1, 2021.
Other Operations and Maintenance Expenses
In 2021, other operations and maintenance expenses increased $106 million, or 11.0%, compared to 2020. The increase was primarily due to increases of $60 million in compensation expenses, $30 million of which was at Sequent, $10 million in facility costs, and $10 million in bad debt expense, which is passed through directly to customers and has no impact on net income.
Depreciation and Amortization
In 2021, depreciation and amortization increased $36 million, or 7.2%, compared to 2020. The increase was primarily due to continued infrastructure investments at the natural gas distribution utilities. See Note 2 to the financial statements under "Southern Company Gas – Infrastructure Replacement Programs and Capital Projects" for additional information.
Taxes Other Than Income Taxes
In 2021, taxes other than income taxes increased $19 million, or 9.2%, compared to 2020. The increase was primarily due to a $15 million increase in revenue tax expenses as a result of higher natural gas revenues at Nicor Gas, which are passed through directly to customers and have no impact on net income.
Gain on Dispositions, Net
In 2021, gain on dispositions, net increased $105 million compared to 2020. In 2021, Southern Company Gas recorded a $121 million gain on the sale of Sequent, as well as an additional $5 million gain from the sale of Pivotal LNG. In 2020, Southern Company Gas recorded a $22 million gain on the sale of Jefferson Island. See Note 15 to the financial statements under "Southern Company Gas" for additional information.
Earnings from Equity Method Investments
In 2021, earnings from equity method investments decreased $91 million, or 64.5%, compared to 2020. The decrease was primarily due to impairment charges in 2021 totaling $84 million related to the PennEast Pipeline project. See Note 7 to the financial statements under "Southern Company Gas" for additional information.
Other Income (Expense), Net
In 2021, other income (expense), net decreased $94 million compared to 2020. The decrease was largely due to $101 million in charitable contributions by Sequent prior to its sale.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
Income Taxes
In 2021, income taxes increased $102 million, or 59.0%, compared to 2020. The increase was primarily due to $114 million in additional tax expense resulting from the sale of Sequent, including changes in state tax apportionment rates, and higher pre-tax earnings at gas distribution operations, partially offset by $18 million of tax benefit resulting from the PennEast Pipeline project impairment charges in the second and third quarters of 2021 at gas pipeline investments. See Notes 7 and 15 to the financial statements under "Southern Company Gas" and Note 10 to the financial statements for additional information.
Segment Information

	2021			2020
	Operating Revenues	Operating Expenses	Net Income (Loss)	Operating Revenues	Operating Expenses	Net Income (Loss)
	(in millions)			(in millions)
Gas distribution operations	$3,679	$2,971	$412	$2,952	$2,297	$390
Gas pipeline investments	32	11	19	32	12	99
Wholesale gas services	188	(53)	107	74	54	14
Gas marketing services	475	350	88	408	289	89
All other	38	78	(87)	36	43	(2)
Intercompany eliminations	(32)	(32)	—	(68)	(73)	—
Consolidated	$4,380	$3,325	$539	$3,434	$2,622	$590
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
In 2021, net income increased $22 million, or 5.6%, compared to 2020. Operating revenues increased $727 million primarily due to higher gas cost recovery, rate increases, and continued investment in infrastructure replacement. Gas costs recovered through natural gas revenues generally equal the amount expensed in cost of natural gas. Operating expenses increased $674 million primarily due to a $540 million increase in cost of gas as a result of higher natural gas prices and higher volumes sold, largely as a result of colder weather in the first quarter 2021 compared to 2020, higher depreciation resulting from additional assets placed in service, higher taxes other than income taxes due to higher pass through taxes, and higher compensation expenses. Other income and expense decreased $10 million primarily due to a decrease in non-service cost-related retirement benefits income. Interest expense, net of amounts capitalized increased $15 million primarily due to additional debt issued to finance continued investments. Income taxes increased $6 million primarily due to higher pre-tax earnings.
See Note 2 to the financial statements under "Southern Company Gas – Rate Proceedings" and " – Infrastructure Replacement Programs and Capital Projects" for additional information. Also see Note 11 to the financial statements for additional information on retirement benefits.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
Gas Pipeline Investments
Gas pipeline investments consists primarily of joint ventures in natural gas pipeline investments including SNG, PennEast Pipeline, Dalton Pipeline, and Atlantic Coast Pipeline (until its sale on March 24, 2020). In 2021, net income decreased $80 million, or 80.8%, compared to 2020. The decrease was primarily due to impairment charges totaling $84 million ($67 million after tax) related to the PennEast Pipeline project. See Note 7 to the financial statements under "Southern Company Gas" for information regarding the September 2021 cancellation of the PennEast Pipeline project.
Wholesale Gas Services
Prior to the sale of Sequent, wholesale gas services was involved in asset management and optimization, storage, transportation, producer and peaking services, natural gas supply, natural gas services, and wholesale gas marketing. Southern Company Gas positioned the business to generate positive economic earnings on an annual basis even under low volatility market conditions that can result from a number of factors. When market price volatility increased, wholesale gas services was positioned to capture significant value and generate stronger results. Operating expenses primarily reflected employee compensation and benefits. See Note 15 to the financial statements under "Southern Company Gas" for information regarding the sale of Sequent.
In 2021, net income increased $93 million compared to 2020. The increase was primarily due to a $114 million increase in operating revenues due to higher commercial activity driven by natural gas price volatility that was generated by cold weather, partially offset by unfavorable storage and transportation derivatives due to widening transportation spreads, as well as a $121 million gain on the sale of Sequent, partially offset by a $14 million increase in other operating expenses primarily related to an increase in variable compensation, a $101 million decrease in other income and (expense) related to higher charitable contributions, and a $29 million increase in income tax expense due to higher pre-tax earnings.
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
In 2021, net income decreased $1 million, or 1.1%, compared to 2020. The decrease was primarily due to an increase in operating expenses primarily related to a $73 million increase in the cost of gas in 2021 resulting from higher natural gas prices, largely offset by a $67 million increase in operating revenues due to higher natural gas prices and increased retail price spreads.
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
In 2021, net loss increased $85 million compared to 2020. The increase was primarily due to additional tax expense due to changes in state apportionment rates as a result of the sale of Sequent. See Note 10 to the financial statements and Note 15 to the financial statements under "Southern Company Gas" for additional information.
FUTURE EARNINGS POTENTIAL
General
Prices for electric service provided by the traditional electric operating companies and natural gas distributed by the natural gas distribution utilities to retail customers are set by state PSCs or other applicable state regulatory agencies under cost-based regulatory principles. Retail rates and earnings are reviewed through various regulatory mechanisms and/or processes and may be adjusted periodically within certain limitations. Effectively operating pursuant to these regulatory mechanisms and/or processes and appropriately balancing required costs and capital expenditures with customer prices will continue to challenge the traditional electric operating companies and natural gas distribution utilities for the foreseeable future. Prices for wholesale electricity sales, interconnecting transmission lines, and the exchange of electric power are regulated by the FERC. Southern Power continues to focus on long-term PPAs. See ACCOUNTING POLICIES – "Application of Critical Accounting Policies and Estimates – Utility Regulation" herein and Note 2 to the financial statements for additional information about regulatory matters.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
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
For the traditional electric operating companies, these factors include the ability to maintain constructive regulatory environments that allow for the timely recovery of prudently-incurred costs during a time of increasing costs, including those related to projected long-term demand growth, stringent environmental standards, including CCR rules, safety, system reliability and resiliency, fuel, restoration following major storms, and capital expenditures, including constructing new electric generating plants and expanding and improving the transmission and distribution systems; continued customer growth; and the trend of reduced electricity usage per customer, especially in residential and commercial markets. For Georgia Power, completing construction of Plant Vogtle Units 3 and 4 and the related cost recovery proceedings is another major factor.
Earnings in the electricity business will also depend upon maintaining and growing sales, considering, among other things, the adoption and/or penetration rates of increasingly energy-efficient technologies and increasing volumes of electronic commerce transactions, which could contribute to a net reduction in customer usage.
Global and U.S. economic conditions have been significantly affected by a series of demand and supply shocks that caused a global and national economic recession in 2020. Most prominently, the COVID-19 pandemic has negatively impacted global supply chains and business operations as suppliers continue to experience difficulties keeping up with strong demand for factory goods, which is being driven by low business inventories. In addition, rising inflation in 2021 and 2022 has resulted in increasing costs for many goods and services. The combination of rising inoculation rates in the U.S. population and the federal COVID-19 relief package contributed to increased economic recovery in 2021; however, fiscal support of business and personal incomes is declining. The drivers, speed, and depth of the 2020 economic contraction were unprecedented and have reduced energy demand across the Southern Company system's service territory, primarily in the commercial and industrial classes. Retail electric revenues attributable to changes in sales increased in 2021 when compared to 2020 primarily due to the normalization of economic activity; however, retail electric sales continued to be negatively impacted by the COVID-19 pandemic when compared to pre-pandemic trends. Recovery is expected to continue in 2022, but the impacts of new COVID-19 variants, as well as responses to the COVID-19 pandemic by both customers and governments, could significantly affect the pace of recovery. The ultimate extent of the negative impact on revenues depends on the depth and duration of the economic contraction in the Southern Company system's service territory and cannot be determined at this time. See RESULTS OF OPERATIONS herein for information on COVID-19-related impacts on energy demand in the Southern Company system's service territory during 2021.
The level of future earnings for Southern Power's competitive wholesale electric business depends on numerous factors including the parameters of the wholesale market and the efficient operation of its wholesale generating assets; Southern Power's ability to execute its growth strategy through the development or acquisition of renewable facilities and other energy projects while containing costs; regulatory matters; customer creditworthiness; total electric generating capacity available in Southern Power's market areas; Southern Power's ability to successfully remarket capacity as current contracts expire; renewable portfolio standards; availability of federal and state ITCs and PTCs, which could be impacted by future tax legislation; transmission constraints; cost of generation from units within the Southern Company power pool; and operational limitations. See "Income Tax Matters" herein, Note 10 to the financial statements, and Note 15 to the financial statements under "Southern Power" for additional information.
The level of future earnings for Southern Company Gas' primary business of distributing natural gas and its complementary businesses in the gas pipeline investments and gas marketing services sectors depends on numerous factors. These factors include the natural gas distribution utilities' ability to maintain constructive regulatory environments that allow for the timely recovery of prudently-incurred costs, including those related to projected long-term demand growth, safety, system reliability and resilience, natural gas, and capital expenditures, including expanding and improving the natural gas distribution systems; the completion and subsequent operation of ongoing infrastructure and other construction projects; customer creditworthiness; certain city-wide bans on the use of natural gas in new construction; and Southern Company Gas' ability to re-contract storage rates at favorable prices. The volatility of natural gas prices has an impact on Southern Company Gas' customer rates, its long-term competitive position against other energy sources, and the ability of Southern Company Gas' gas marketing services business to capture value from locational and seasonal spreads. Additionally, changes in commodity prices, primarily driven by tight gas supplies and diminished gas production, subject a portion of Southern Company Gas' operations to earnings variability. Additional economic factors may contribute to this environment. If current economic conditions continue to improve, the demand for natural gas may increase, which may cause natural gas prices to rise and drive higher volatility in the natural gas markets on a longer-term basis. Alternatively, a significant drop in oil and natural gas prices could lead to a consolidation of natural gas producers or reduced levels of natural gas production.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
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
Mississippi Power provides service under long-term contracts with rural electric cooperative associations and a municipality located in southeastern Mississippi under full requirements cost-based electric tariffs which are subject to regulation by the FERC. The contracts with these wholesale customers represented 14.3% of Mississippi Power's total operating revenues in 2021 and are generally subject to 10-year rolling cancellation notices. Historically, these wholesale customers have acted as a group and any changes in contractual relationships for one customer are likely to be followed by the other wholesale customers.
As part of its ongoing effort to adapt to changing market conditions, Southern Company continues to evaluate and consider a wide array of potential business strategies. These strategies may include business combinations, partnerships, and acquisitions involving other utility or non-utility businesses or properties, disposition of, or the sale of interests in, certain assets or businesses, internal restructuring, or some combination thereof. Furthermore, Southern Company may engage in new business ventures that arise from competitive and regulatory changes in the utility industry. Pursuit of any of the above strategies, or any combination thereof, may significantly affect the business operations, risks, and financial condition of Southern Company. In addition, Southern Power and Southern Company Gas regularly consider and evaluate joint development arrangements as well as acquisitions and dispositions of businesses and assets as part of their business strategies. See Note 15 to the financial statements for additional information.
Environmental Matters
The Southern Company system's operations are regulated by state and federal environmental agencies through a variety of laws and regulations governing air, water, land, avian and other wildlife and habitat protection, and other natural resources. The Southern Company system maintains comprehensive environmental compliance and GHG strategies to assess both current and upcoming requirements and compliance costs associated with these environmental laws and regulations. New or revised environmental laws and regulations could further affect many areas of operations for the Subsidiary Registrants. The costs required to comply with environmental laws and regulations and to achieve stated goals, including capital expenditures, operations and maintenance costs, and costs reflected in ARO liabilities, may impact future electric generating unit retirement and replacement decisions (which are subject to approval from the traditional electric operating companies' respective state PSCs), results of operations, cash flows, and/or financial condition. Related costs may result from the installation of additional environmental controls, closure and monitoring of CCR facilities, unit retirements, or changing fuel sources for certain existing units, as well as related upgrades to the Southern Company system's transmission and distribution (electric and natural gas) systems. A major portion of these costs is expected to be recovered through retail and wholesale rates, including existing ratemaking and billing provisions. The ultimate impact of environmental laws and regulations and the GHG goals discussed herein cannot be determined at this time and will depend on various factors, such as state adoption and implementation of requirements, the availability and cost of any deployed technology, fuel prices, the outcome of pending and/or future legal challenges, and the ability to continue recovering the related costs, through rates for the traditional electric operating companies and the natural gas distribution utilities or through long-term wholesale agreements for the traditional electric operating companies and Southern Power.
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
Southern Power's PPAs generally contain provisions that permit charging the counterparty with some of the new costs incurred as a result of changes in environmental laws and regulations. Since Southern Power's units are generally newer natural gas and renewable generating facilities, costs associated with environmental compliance for these facilities have been less significant than for similarly situated coal or older natural gas generating facilities. Environmental, natural resource, and land use concerns, including the applicability of air quality limitations, the potential presence of wetlands or threatened and endangered species, the availability of water withdrawal rights, uncertainties regarding impacts such as increased light or noise, and concerns about potential adverse health impacts can, however, increase the cost of siting and operating any type of future facility. The impact of such laws, regulations, and other considerations on Southern Power and subsequent recovery through PPA provisions cannot be determined at this time.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
Further, increased costs that are recovered through regulated rates could contribute to reduced demand for electricity and natural gas, which could negatively affect results of operations, cash flows, and/or financial condition. Additionally, many commercial and industrial customers may also be affected by existing and future environmental requirements, which may have the potential to affect their demand for electricity and natural gas.
Although the timing, requirements, and estimated costs could change as environmental laws and regulations are adopted or modified, as compliance plans are revised or updated, and as legal challenges to rules are initiated or completed, estimated capital expenditures through 2026 based on the current environmental compliance strategy for the Southern Company system and the traditional electric operating companies are as follows:

	2022	2023	2024	2025	2026	Total
	(in millions)
Southern Company	$98	$111	$146	$72	$58	$485
Alabama Power	49	35	50	33	28	195
Georgia Power	37	75	91	34	25	262
Mississippi Power	12	1	5	5	5	28
These estimates do not include any costs associated with potential regulation of GHG emissions. See "Global Climate Issues" herein for additional information. The Southern Company system also anticipates substantial expenditures associated with ash pond closure and groundwater monitoring under the CCR Rule and related state rules, which are reflected in the applicable Registrants' ARO liabilities. See FINANCIAL CONDITION AND LIQUIDITY – "Cash Requirements" herein and Note 6 to the financial statements for additional information.
Environmental Laws and Regulations
Air Quality
The Southern Company system reduced SO2 and NOX air emissions by 99% and 93%, respectively, from 1990 to 2020. The Southern Company system reduced mercury air emissions by 98% from 2005 to 2020.
The EPA finalized regional haze regulations in 2005 and 2017. These regulations require states and various federal agencies to develop and implement plans to reduce pollutants that impair visibility and demonstrate reasonable progress toward the goal of restoring natural visibility conditions in certain areas, including national parks and wilderness areas. States were required to submit state implementation plans for the second 10-year planning period (2018 through 2028) by July 31, 2021; however, plans have not yet been submitted by the applicable states in the Southern Company system's service territory. These plans could require further reductions in particulate matter, SO2, and/or NOX, which could result in increased compliance costs at affected electric generating units.
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
In October 2020, the EPA published the final steam electric ELG reconsideration rule (ELG Reconsideration Rule), a reconsideration of the 2015 ELG rule's limits on bottom ash transport water and flue gas desulfurization wastewater that extends the latest applicability date for both discharges to December 31, 2025. The ELG Reconsideration Rule also updates the voluntary incentive program and provides new subcategories for low utilization electric generating units and electric generating units that will permanently cease coal combustion by 2028. As required by the ELG Reconsideration Rule, on October 13, 2021, Alabama Power and Georgia Power each submitted initial notices of planned participation (NOPP) for applicable units seeking to qualify for these subcategories.
Alabama Power submitted its NOPP to the Alabama Department of Environmental Management (ADEM) indicating plans to retire Plant Barry Unit 5 (700 MWs) and to cease using coal and begin operating solely on natural gas at Plant Barry Unit 4 (350

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
MWs) and Plant Gaston Unit 5 (880 MWs). Alabama Power, as agent for SEGCO, indicated plans to retire Plant Gaston Units 1 through 4 (1,000 MWs). These plans are expected to be completed on or before the compliance date of December 31, 2028. The NOPP submittals are subject to the review of the ADEM. Retirement of Plant Barry Unit 5 could occur as early as 2023, subject to completion of the acquisition of the Calhoun Generating Station and certain operating conditions. See Notes 2 and 7 to the financial statements under "Alabama Power – Certificates of Convenience and Necessity" and "SEGCO," respectively, for additional information.
The assets for which Alabama Power has indicated retirement, due to early closure or repowering of the unit to natural gas, have net book values totaling approximately $1.5 billion (excluding capitalized asset retirement costs which are recovered through Rate CNP Compliance) at December 31, 2021. Based on an Alabama PSC order, Alabama Power is authorized to establish a regulatory asset to record the unrecovered investment costs, including the plant asset balance and the site removal and closure costs, associated with unit retirements caused by environmental regulations (Environmental Accounting Order). Under the Environmental Accounting Order, the regulatory asset would be amortized and recovered over an affected unit's remaining useful life, as established prior to the decision regarding early retirement, through Rate CNP Compliance. See Note 2 to the financial statements under "Alabama Power – Rate CNP Compliance" and " – Environmental Accounting Order" for additional information.
Georgia Power submitted its NOPP to the Georgia Environmental Protection Division (EPD) indicating plans to retire Plant Wansley Units 1 and 2 (926 MWs based on 53.5% ownership), Plant Bowen Units 1 and 2 (1,400 MWs), and Plant Scherer Unit 3 (614 MWs based on 75% ownership) on or before the compliance date of December 31, 2028. Georgia Power intends to pursue compliance with the ELG Reconsideration Rule for Plant Scherer Units 1 and 2 (137 MWs based on 8.4% ownership) through the voluntary incentive program by no later than December 31, 2028. Georgia Power intends to comply with the ELG Rules for Plant Bowen Units 3 and 4 through the generally applicable requirements by December 31, 2025; therefore, no NOPP submission was required for these units. The NOPP submittals and generally applicable requirements are subject to the review of the Georgia EPD.
The units for which Georgia Power has indicated early retirement plans have net book values totaling approximately $2.2 billion (excluding capitalized asset retirement costs which are recovered through the ECCR tariff) at December 31, 2021. A final decision regarding the future operation of Georgia Power's impacted units and the timing of any retirements are subject to review by the Georgia PSC as a part of Georgia Power's 2022 IRP proceeding. See Note 2 to the financial statements under "Georgia Power – Integrated Resource Plan" for additional information.
The ultimate outcome of these matters cannot be determined at this time.
The ELG Reconsideration Rule is expected to require capital expenditures and increased operational costs for the traditional electric operating companies and SEGCO. However, the ultimate impact of the ELG Reconsideration Rule will depend on the Southern Company system's final assessment of compliance options, the incorporation of these assessments into each of the traditional electric operating company's IRP process, the incorporation of these new requirements into each plant's NPDES permit, and the outcome of legal challenges. The ELG Reconsideration Rule has been challenged by several environmental organizations and the cases have been consolidated in the U.S. Court of Appeals for the Fourth Circuit. The case is being held in abeyance while the EPA undertakes a new rulemaking to revise the ELG Reconsideration Rule. A proposed rule is expected in the fall of 2022. Any revisions could require changes in the traditional electric operating companies' compliance strategies.
Coal Combustion Residuals
In 2015, the EPA finalized non-hazardous solid waste regulations for the management and disposal of CCR, including coal ash and gypsum, in landfills and surface impoundments (ash ponds) at active electric generating power plants. The CCR Rule requires landfills and ash ponds to be evaluated against a set of performance criteria and potentially closed if certain criteria are not met. Closure of existing landfills and ash ponds requires installation of equipment and infrastructure to manage CCR in accordance with the CCR Rule. In addition to the federal CCR Rule, the States of Alabama and Georgia finalized state regulations regarding the management and disposal of CCR within their respective states. In 2019, the State of Georgia received partial approval from the EPA for its state CCR permitting program. The State of Mississippi has not developed a state CCR permit program.
The Holistic Approach to Closure: Part A rule, finalized in August 2020, revised the deadline to stop sending CCR and non-CCR wastes to unlined surface impoundments to April 11, 2021 and established a process for the EPA to approve extensions to the deadline. The traditional electric operating companies stopped sending CCR and non-CCR wastes to their unlined impoundments prior to April 11, 2021 and, therefore, did not submit requests for extensions. On January 11, 2022, the EPA proposed determinations on deadline extension requests for other non-affiliated facilities, which reflected its positions on a variety of CCR Rule compliance requirements including closure standards, groundwater monitoring, and corrective action. The traditional electric operating companies are in the process of reviewing these determinations to determine how the EPA's current positions may

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
impact their closure plans and groundwater monitoring efforts. The ultimate impact of the EPA's announced positions on the traditional electric operating companies cannot be determined at this time, but may be material.
Based on requirements for closure and monitoring of landfills and ash ponds pursuant to the CCR Rule and applicable state rules, the traditional electric operating companies have periodically updated, and expect to continue periodically updating, their related cost estimates and ARO liabilities for each CCR unit as additional information related to closure methodologies, schedules, and/or costs becomes available. Some of these updates have been, and future updates may be, material. Additionally, the closure designs and plans in the States of Alabama and Georgia are subject to approval by environmental regulatory agencies. Absent continued recovery of ARO costs through regulated rates, results of operations, cash flows, and financial condition for Southern Company and the traditional electric operating companies could be materially impacted. See FINANCIAL CONDITION AND LIQUIDITY – "Cash Requirements," Note 2 to the financial statements under "Georgia Power – Rate Plans," and Note 6 to the financial statements for additional information.
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
Global Climate Issues
In 2019, the EPA published the final Affordable Clean Energy rule (ACE Rule), which would have required states to develop unit-specific CO2 emission rate standards for existing coal-fired units based on heat-rate efficiency improvements. On January 19, 2021, the U.S. Court of Appeals for the District of Columbia Circuit vacated and remanded the ACE Rule back to the EPA. On October 29, 2021, the U.S. Supreme Court granted four petitions for writs of certiorari asking the court to review the District of Columbia Circuit's decision. The U.S. Supreme Court's review will focus on the extent of the EPA's authority to regulate GHG emissions from the power sector under Section 111(d) of the Clean Air Act.
On February 19, 2021, the United States officially rejoined the Paris Agreement. The Paris Agreement establishes a non-binding universal framework for addressing GHG emissions based on nationally determined emissions reduction contributions and sets in place a process for tracking progress towards the goals every five years. On April 22, 2021 President Biden announced a new target for the United States to achieve a 50% to 52% reduction in economy-wide GHG emissions from 2005 levels by 2030. The target was accepted by the United Nations as the United States' nationally determined emissions reduction contribution under the Paris Agreement.
Additional GHG policies, including legislation, may emerge in the future requiring the United States to transition to a lower GHG emitting economy; however, associated impacts are currently unknown. The Southern Company system has transitioned from an electric generating mix of 70% coal and 15% natural gas in 2007 to a mix of 22% coal and 48% natural gas in 2021. This transition has been supported in part by the Southern Company system retiring over 5,600 MWs of coal-fired generating capacity since 2010 and converting over 3,400 MWs of generating capacity from coal to natural gas since 2015, as well as constructing and/or acquiring over 11,000 MWs of renewable resource capacity since 2010. See "Environmental Laws and Regulations – Water Quality" herein for information on plans to retire or convert to natural gas additional coal-fired generating capacity. In addition, Southern Company Gas has replaced over 6,000 miles of pipe material that was more prone to fugitive emissions (unprotected steel and cast-iron pipe), resulting in mitigation of more than 3.3 million metric tons of CO2 equivalents from its natural gas distribution system since 1998.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
The following table provides the Registrants' 2020 and preliminary 2021 GHG emissions based on equity share of facilities:

	2020	Preliminary 2021
	(in million metric tons of CO2 equivalent)
Southern Company(*)	75	82
Alabama Power(*)	28	34
Georgia Power	21	23
Mississippi Power	8	8
Southern Power	12	11
Southern Company Gas(*)	1	1
(*)Includes GHG emissions attributable to disposed assets through the date of the applicable disposition and to acquired assets beginning with the date of the applicable acquisition. See Note 15 to the financial statements for additional information.
Southern Company system management has established an intermediate goal of a 50% reduction in GHG emissions from 2007 levels by 2030 and a long-term goal of net zero GHG emissions by 2050. Based on the preliminary 2021 emissions, the Southern Company system has achieved an estimated GHG emission reduction of 47% since 2007. In 2020, the COVID-19 pandemic resulted in reduced electricity usage by customers, which led to a higher than expected decline in GHG emissions. In 2021, increased customer demand combined with increased utilization of the coal generating fleet due to higher natural gas prices resulted in an increase in GHG emissions from 2020 levels. Southern Company system management expects to achieve sustained GHG emissions reductions of at least 50% as early as 2025. Southern Company system management, working with applicable regulators, plans to transition its generating fleet in a manner responsible to customers, communities, employees, and other stakeholders. Achievement of these goals is dependent on many factors, including natural gas prices and the pace and extent of development and deployment of low- to no-GHG energy technologies and negative carbon concepts. Southern Company system management plans to continue to pursue a diverse portfolio including low-carbon and carbon-free resources and energy efficiency resources; continue to transition the Southern Company system's generating fleet and make the necessary related investments in transmission and distribution systems; continue its research and development with a particular focus on technologies that lower GHG emissions, including methods of removing carbon from the atmosphere; and constructively engage with policymakers, regulators, investors, customers, and other stakeholders to support outcomes leading to a net zero future.
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
For the traditional electric operating companies, major generation construction projects are subject to state PSC approval in order to be included in retail rates. The largest construction project currently underway in the Southern Company system is Plant Vogtle Units 3 and 4. See Note 2 to the financial statements under "Georgia Power – Nuclear Construction" for additional information. Also see Note 2 to the financial statements under "Alabama Power – Certificates of Convenience and Necessity" for information regarding Alabama Power's construction of Plant Barry Unit 8.
See Note 15 to the financial statements under "Southern Power" for information about costs relating to Southern Power's construction of renewable energy facilities.
Southern Company Gas is engaged in various infrastructure improvement programs designed to update or expand the natural gas distribution systems of the natural gas distribution utilities to improve reliability and meet operational flexibility and growth. The natural gas distribution utilities recover their investment and a return associated with these infrastructure programs through their regulated rates. See Note 2 to the financial statements under "Southern Company Gas – Infrastructure Replacement Programs and Capital Projects" for additional information on Southern Company Gas' construction program.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
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
Southern Power is working to maintain and expand its share of the wholesale markets. During 2021, Southern Power continued to be successful in remarketing up to 2,025 MWs of annual natural gas generation capacity to load-serving entities through several PPAs extending over the next 16 years. Market demand is being driven by load-serving entities replacing expired purchase contracts and/or retired generation, as well as planning for future growth.
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
Solar and Wind
Southern Power's electricity sales from solar and wind generating facilities are also primarily through long-term PPAs; however, these solar and wind PPAs do not have a capacity charge and customers either purchase the energy output of a dedicated renewable facility through an energy charge or provide Southern Power a certain fixed price for the electricity sold to the grid. As a result, Southern Power's ability to recover fixed and variable operations and maintenance expenses is dependent upon the level of energy generated from these facilities, which can be impacted by weather conditions, equipment performance, transmission constraints, and other factors. Generally, under the renewable generation PPAs, the purchasing party retains the right to keep or resell the renewable energy credits.
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

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
Tax Credits
The Tax Reform Legislation, as modified by the 2021 Consolidated Appropriations Act signed into law in December 2020, retained solar energy incentives as described in the following table:

ITC Percentage	Date Project Commenced Construction
30%	Prior to December 31, 2019
26%	From 2020 through 2022
22%	During 2023
A permanent 10% ITC will remain for projects that commence construction on or after January 1, 2024 and any projects placed in service after December 31, 2025, regardless of when construction began.
In addition, various tax legislation has retained or extended wind energy incentives as described in the following table:

PTC Percentage	Year Project Commenced Construction
100%	2016
80%	2017
60%	2018
40%	2019
60%	2020 or 2021
0%	2022 and after
Southern Company has received ITCs and PTCs in connection with investments in solar, wind, fuel cell facilities, and battery energy storage facilities (co-located with existing solar facilities) primarily at Southern Power and Georgia Power.
Southern Power's ITCs relate to its investment in new solar facilities and battery energy storage facilities (co-located with existing solar facilities) that are acquired or constructed and its PTCs relate to the first 10 years of energy production from its wind facilities, which have had, and may continue to have, a material impact on Southern Power's cash flows and net income. At December 31, 2021, Southern Company and Southern Power had approximately $1.2 billion and $0.8 billion, respectively, of unutilized federal ITCs and PTCs, which are currently expected to be fully utilized by 2024, but could be further delayed. Since 2018, Southern Power has been utilizing tax equity partnerships for wind, solar, and battery energy storage projects, where the tax partner takes significantly all of the respective federal tax benefits. These tax equity partnerships are consolidated in Southern Company's and Southern Power's financial statements using the HLBV methodology to allocate partnership gains and losses. See Note 1 to the financial statements under "General" for additional information on the HLBV methodology and Note 1 to the financial statements under "Income Taxes" and Note 10 to the financial statements under "Deferred Tax Assets and Liabilities – Tax Credit Carryforwards" and "Effective Tax Rate" for additional information regarding utilization and amortization of credits and the tax benefit related to associated basis differences.
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
Southern Company and Subsidiary Companies 2021 Annual Report
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
Revenues related to regulated utility operations as a percentage of total operating revenues in 2021 for the applicable Registrants were as follows: 88% for Southern Company, 98% for Alabama Power, 96% for Georgia Power, 99.7% for Mississippi Power, and 84% for Southern Company Gas.
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
In 2016, the Georgia PSC approved the Vogtle Cost Settlement Agreement, which resolved certain prudency matters in connection with Georgia Power's fifteenth VCM report. In 2017, the Georgia PSC approved Georgia Power's seventeenth VCM report, which included a recommendation to continue construction of Plant Vogtle Units 3 and 4, with Southern Nuclear serving as project manager and Bechtel serving as the primary construction contractor, as well as a modification of the Vogtle Cost Settlement Agreement. The Georgia PSC's related order stated that under the modified Vogtle Cost Settlement Agreement, (i) none of the $3.3 billion of costs incurred through December 31, 2015 should be disallowed as imprudent; (ii) the Contractor Settlement Agreement was reasonable and prudent and none of the $0.3 billion paid pursuant to the Contractor Settlement Agreement should be disallowed from rate base on the basis of imprudence; (iii) capital costs incurred up to $5.68 billion would be presumed to be reasonable and prudent with the burden of proof on any party challenging such costs; (iv) Georgia Power would have the burden of proof to show that any capital costs above $5.68 billion were prudent; (v) Georgia Power's total project capital cost forecast of $7.3 billion (net of $1.7 billion received under the Guarantee Settlement Agreement and approximately $188 million in related customer refunds) was found reasonable and did not represent a cost cap; and (vi) a prudence proceeding on cost recovery will occur subsequent to achieving fuel load for Unit 4. In its order, the Georgia PSC also stated if other conditions change and assumptions upon which Georgia Power's seventeenth VCM report are based do not materialize, the Georgia PSC reserved the right to reconsider the decision to continue construction.
As of December 31, 2021, Georgia Power revised its total project capital cost forecast to $10.4 billion (net of $1.7 billion received under the Guarantee Settlement Agreement and approximately $188 million in related customer refunds). This forecast includes construction contingency of $150 million and is based on projected in-service dates at the end of the first quarter 2023 and the fourth quarter 2023 for Units 3 and 4, respectively. Since 2018, established construction contingency and additional costs totaling $2.2 billion have been assigned to the base capital cost forecast. Although Georgia Power believes these incremental costs are reasonable and necessary to complete the project and the Georgia PSC's order in the seventeenth VCM proceeding specifically states that the construction of Plant Vogtle Units 3 and 4 is not subject to a cost cap, Georgia Power will not seek rate recovery for the $0.7 billion increase to the base capital cost forecast included in the nineteenth VCM report and charged to income by Georgia Power in the second quarter 2018 and has not sought rate recovery for the construction contingency costs. After considering the significant level of uncertainty that exists regarding the future recoverability of these costs since the ultimate outcome of these

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
matters is subject to the outcome of future assessments by management, as well as Georgia PSC decisions in these future regulatory proceedings, Georgia Power recorded total pre-tax charges to income of $1.1 billion ($0.8 billion after tax) in the second quarter 2018; $149 million ($111 million after tax) and $176 million ($131 million after tax) in the second quarter and the fourth quarter 2020, respectively; and $48 million ($36 million after tax), $460 million ($343 million after tax), $264 million ($197 million after tax), and $480 million ($358 million after tax) in the first quarter 2021, the second quarter 2021, the third quarter 2021, and the fourth quarter 2021, respectively.
Georgia Power and the other Vogtle Owners do not agree on either the starting dollar amount for the determination of cost increases subject to the cost-sharing and tender provisions of the Global Amendments (as defined in Note 2 to the financial statements under "Georgia Power – Nuclear Construction – Joint Owner Contracts") or the extent to which COVID-19-related costs impact the calculation. Based on the definition in the Global Amendments, Georgia Power believes the starting dollar amount is $18.38 billion and the current project capital cost forecast has triggered the cost-sharing provisions. The other Vogtle Owners have asserted that the project cost increases have reached the cost-sharing thresholds and have triggered the tender provisions under the Global Amendments. Georgia Power recorded an additional pre-tax charge to income in the fourth quarter 2021 of approximately $440 million ($328 million after tax) associated with these cost-sharing and tender provisions, which is included in the total project capital cost forecast. Georgia Power may be required to record further pre-tax charges to income of up to approximately $460 million associated with these provisions based on the current project capital cost forecast. The incremental charges associated with these provisions will not be recovered from retail customers. On October 29, 2021, Georgia Power and the other Vogtle Owners entered into an agreement to clarify the process for the tender provisions of the Global Amendments to provide for a decision between 120 and 180 days after the tender option is triggered, which the other Vogtle Owners assert occurred on February 14, 2022. See Note 2 to the financial statements under "Georgia Power – Nuclear Construction – Joint Owner Contracts" for additional information on the Global Amendments.
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
As Unit 3 completes system turnover from construction and moves to testing and transition to operations, ongoing and potential future challenges include completion of construction remediation work, completion of work packages, including inspection records, and other documentation necessary to submit the remaining ITAACs and begin fuel load, and final component and pre-operational tests. As Unit 4 progresses through construction and continues to transition into testing, ongoing and potential future challenges include the pace and quality of electrical installation, availability of craft and supervisory resources, including the temporary diversion of such resources to support Unit 3 construction efforts, and the pace of work package closures and system turnovers. As construction, including subcontract work, continues on both Units 3 and 4, ongoing or future challenges include management of contractors and vendors; subcontractor performance; supervision of craft labor and related productivity, particularly in the installation of electrical, mechanical, and instrumentation and controls commodities, ability to attract and retain craft labor, and/or related cost escalation; and procurement and related installation. New challenges may arise, particularly as Units 3 and 4 move into initial testing and start-up, which may result in required engineering changes or remediation related to plant systems, structures, or components (some of which are based on new technology that only within the last few years began initial operation in the global nuclear industry at this scale). The ongoing and potential future challenges described above may change the projected schedule and estimated cost. In addition, the continuing effects of the COVID-19 pandemic could further disrupt or delay construction and testing activities at Plant Vogtle Units 3 and 4.
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
The ultimate outcome of these matters cannot be determined at this time. However, any extension of the in-service date beyond the first quarter 2023 for Unit 3 or the fourth quarter 2023 for Unit 4, including the current level of cost sharing described in Note

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
2, is estimated to result in additional base capital costs for Georgia Power of up to $60 million per month for Unit 3 and $40 million per month for Unit 4, as well as the related AFUDC and any additional related construction, support resources, or testing costs. While Georgia Power is not precluded from seeking retail recovery of any future capital cost forecast increase other than the amounts related to the cost-sharing and tender provisions of the joint ownership agreements described above, management will ultimately determine whether or not to seek recovery. Any further changes to the capital cost forecast that are not expected to be recoverable through regulated rates will be required to be charged to income and such charges could be material.
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
Southern Company and Subsidiary Companies 2021 Annual Report
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
The cost estimates for AROs related to the disposal of CCR are based on information using various assumptions related to closure and post-closure costs, timing of future cash outlays, inflation and discount rates, and the potential methods for complying with the CCR Rule and the related state rules. The traditional electric operating companies have periodically updated, and expect to continue periodically updating, their related cost estimates and ARO liabilities for each CCR unit as additional information related to these assumptions becomes available. Some of these updates have been, and future updates may be, material. See Note 6 to the financial statements for additional information, including increases to AROs related to ash ponds recorded during 2021 by certain Registrants.
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
The LRR on pension and other postretirement benefit plan assets is based on Southern Company's investment strategy, as described in Note 11 to the financial statements, historical experience, and expectations that consider external actuarial advice, and represents the average rate of earnings expected over the long term on the assets invested to provide for anticipated future benefit payments. Southern Company determines the amount of the expected return on plan assets component of non-service costs by applying the LRR of various asset classes to Southern Company's target asset allocation. The LRR only impacts the non-service costs component of net periodic benefit costs for the following year and is set annually at the beginning of the year.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
The following table illustrates the sensitivity to changes in the applicable Registrants' long-term assumptions with respect to the discount rate, salary increases, and the long-term rate of return on plan assets:

Increase/(Decrease) in
25 Basis Point Change in:	Total Benefit Expense for 2022	Projected Obligation for Pension Plan at December 31, 2021	Projected Obligation for Other Postretirement Benefit Plans at December 31, 2021
(in millions)
Discount rate:
Southern Company	$44/$(43)	$610/$(575)	$53/$(51)
Alabama Power	$12/$(12)	$149/$(140)	$14/$(13)
Georgia Power	$12/$(12)	$180/$(170)	$18/$(17)
Mississippi Power	$2/$(2)	$27/$(26)	$2/$(2)
Southern Company Gas	$–/$–	$40/$(38)	$6/$(6)
Salaries:
Southern Company	$26/$(24)	$131/$(127)	$–/$–
Alabama Power	$8/$(7)	$37/$(36)	$–/$–
Georgia Power	$7/$(7)	$37/$(36)	$–/$–
Mississippi Power	$1/$(1)	$6/$(6)	$–/$–
Southern Company Gas	$–/$–	$2/$(2)	$–/$–
Long-term return on plan assets:
Southern Company	$41/$(41)	N/A	N/A
Alabama Power	$10/$(10)	N/A	N/A
Georgia Power	$13/$(13)	N/A	N/A
Mississippi Power	$2/$(2)	N/A	N/A
Southern Company Gas	$3/$(3)	N/A	N/A
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
Goodwill for Southern Company and Southern Company Gas was $5.3 billion and $5.0 billion, respectively, at December 31, 2021. For its 2021 annual impairment test, Southern Company Gas performed the quantitative assessment and confirmed that the

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
fair value of all of its reporting units with goodwill exceeded their carrying value. For its 2020 and 2019 annual impairment tests, Southern Company Gas performed the qualitative assessment and determined that it was more likely than not that the fair value of all of its reporting units with goodwill exceeded their carrying amounts, and therefore no quantitative assessment was required. For its annual impairment tests for PowerSecure, Southern Company performed the quantitative assessment, which resulted in the fair value of goodwill at PowerSecure exceeding its carrying value in all years presented. However, Southern Company recorded goodwill impairment charges totaling $34 million in 2019 as a result of its decision to sell certain PowerSecure business units. See Note 15 to the financial statements under "Southern Company" for additional information. The COVID-19 pandemic and the related impacts on the worldwide economy have disrupted supply chains, reduced labor availability and productivity, and reduced economic activity in the United States. These effects have had a variety of adverse impacts on Southern Company and its subsidiaries, including PowerSecure. If these factors continue to negatively affect the operating results of PowerSecure and its businesses, a portion of the associated goodwill of $263 million may become impaired. The ultimate outcome of this matter cannot be determined at this time.
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
For Southern Power, examples of impairment indicators could include significant changes in construction schedules, current period losses combined with a history of losses or a projection of continuing losses, a significant decrease in market prices, the inability to remarket generating capacity for an extended period, the unplanned termination of a customer contract, or the inability of a customer to perform under the terms of the contract. For Southern Company Gas, examples of impairment indicators could include, but are not limited to, significant changes in the U.S. natural gas storage market, construction schedules, current period losses combined with a history of losses or a projection of continuing losses, a significant decrease in market prices, the inability to renew or extend customer contracts or the inability of a customer to perform under the terms of the contract, attrition rates, or the inability to deploy a development project.
As the determination of the expected future cash flows generated from an asset, an asset's fair value, and useful life involves management making certain estimates and because these estimates form the basis for the determination of whether or not an impairment charge should be recorded, the applicable Registrants consider these estimates to be critical accounting estimates.
During 2021 and 2020, Southern Company recorded impairment charges totaling $7 million ($6 million after tax) and $206 million ($105 million after tax), respectively, related to its leveraged lease investments. During 2021, Southern Company Gas recorded total pre-tax charges of $84 million ($67 million after tax) related to its equity method investment in the PennEast Pipeline project. During 2019, Southern Company Gas recorded pre-tax impairment charges of $91 million ($69 million after-tax) related to a natural gas storage facility and approximately $24 million ($17 million after tax) related to the sale of Pivotal LNG. See Notes 7 and 9 to the financial statements under "Southern Company Gas" and "Southern Company Leveraged Lease," respectively, and Note 15 to the financial statements for additional information on recent asset impairments.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
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
Lease Transactions
Southern Power considers the terms of a sales contract to determine whether it should be accounted for as a lease. A contract is or contains a lease if the contract conveys the right to control the use of identified property, plant, or equipment for a period of time in exchange for consideration. If the contract meets the criteria for a lease, Southern Power performs further analysis to determine whether the lease is classified as operating, financing, or sales-type. Generally, Southern Power's power sales contracts that are determined to be leases are accounted for as operating leases and the capacity revenue is recognized on a straight-line basis over the term of the contract and is included in Southern Power's operating revenues. Energy revenues and other contingent revenues are recognized in the period the energy is delivered or the service is rendered. For those contracts that are determined to be sales-type leases, capacity revenues are recognized by accounting for interest income on the net investment in the lease and are included in Southern Power's operating revenues. See Note 9 to the financial statements for additional information.
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
Southern Company and Subsidiary Companies 2021 Annual Report
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
Recently Issued Accounting Standards
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (ASU 2020-04) providing temporary guidance to ease the potential burden in accounting for reference rate reform primarily resulting from the discontinuation of LIBOR, which began phasing out on December 31, 2021. The amendments in ASU 2020-04 are elective and apply to all entities that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued. The new guidance (i) simplifies accounting analyses under current GAAP for contract modifications; (ii) simplifies the assessment of hedge effectiveness and allows hedging relationships affected by reference rate reform to continue; and (iii) allows a one-time election to sell or transfer debt securities classified as held to maturity that reference a rate affected by reference rate reform. An entity may elect to apply the amendments prospectively from March 12, 2020 through December 31, 2022 by accounting topic. The Registrants have elected to apply the amendments to modifications of debt arrangements that meet the scope of ASU 2020-04.
The Registrants currently reference LIBOR for certain debt and hedging arrangements. In addition, certain provisions in PPAs at Southern Power include references to LIBOR. Contract language has been, or is expected to be, incorporated into each of these agreements to address the transition to an alternative rate for agreements that will be in place at the transition date. While no material impacts are expected from modifications to the arrangements and effective hedging relationships are expected to continue, the Registrants will continue to evaluate the provisions of ASU 2020–04 and the impacts of transitioning to an alternative rate, and the ultimate outcome of the transition cannot be determined at this time. See FINANCIAL CONDITION AND LIQUIDITY – "Overview" and "Financing Activities" herein and Note 14 to the financial statements under "Interest Rate Derivatives" for additional information.
FINANCIAL CONDITION AND LIQUIDITY
Overview
The financial condition of each Registrant remained stable at December 31, 2021. The Registrants' cash requirements primarily consist of funding ongoing operations, including unconsolidated subsidiaries, as well as common stock dividends, capital expenditures, and debt maturities. Southern Power's cash requirements also include distributions to noncontrolling interests. Capital expenditures and other investing activities for the traditional electric operating companies include investments to build new generation facilities to meet projected long-term demand requirements and to replace units being retired as part of the generation fleet transition, to maintain existing generation facilities, to comply with environmental regulations including adding environmental modifications to certain existing generating units and closures of ash ponds, to expand and improve transmission and distribution facilities, and for restoration following major storms. Southern Power's capital expenditures and other investing activities may include acquisitions or new construction associated with its overall growth strategy and to maintain its existing generation fleet's performance. Southern Company Gas' capital expenditures and other investing activities include investments to meet projected long-term demand requirements, to maintain existing natural gas distribution systems as well as to update and expand these systems, and to comply with environmental regulations. See "Cash Requirements" herein for additional information.
Operating cash flows provide a substantial portion of the Registrants' cash needs. During 2021, Southern Power utilized tax credits, which provided $288 million in operating cash flows. For the three-year period from 2022 through 2024, each Registrant's

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
projected stock dividends, capital expenditures, and debt maturities, as well as distributions to noncontrolling interests for Southern Power, are expected to exceed its operating cash flows. Southern Company plans to finance future cash needs in excess of its operating cash flows through one or more of the following: accessing borrowings from financial institutions, issuing debt and hybrid securities in the capital markets, and/or through its stock plans. Each Subsidiary Registrant plans to finance its future cash needs in excess of its operating cash flows primarily through external securities issuances, borrowings from financial institutions, and equity contributions from Southern Company. In addition, Southern Power plans to utilize tax equity partnership contributions. The Registrants plan to use commercial paper to manage seasonal variations in operating cash flows and for other working capital needs and continue to monitor their access to short-term and long-term capital markets as well as their bank credit arrangements to meet future capital and liquidity needs. See "Sources of Capital" and "Financing Activities" herein for additional information.
To facilitate an orderly transition from LIBOR to alternative benchmark rate(s), the Registrants have established an initiative to assess and mitigate risks associated with the discontinuation of LIBOR. As part of this initiative, several alternative benchmark rates have been, and continue to be, evaluated and implemented. Substantially all of the Registrants' credit facilities allow for LIBOR to be phased out and replaced with the Secured Overnight Financing Rate and interest rate derivatives address the LIBOR transition through the adoption of the ISDA 2020 IBOR Fallbacks Protocol and subsequent amendments. None of the Registrants expects the transition from LIBOR to have a material impact.
The Registrants' investments in their qualified pension plans and Alabama Power's and Georgia Power's investments in their nuclear decommissioning trust funds increased in value at December 31, 2021 as compared to December 31, 2020. No contributions to the qualified pension plan were made during 2021 and no mandatory contributions to the qualified pension plans are anticipated during 2022. See Notes 6 and 11 to the financial statements under "Nuclear Decommissioning" and "Pension Plans," respectively, for additional information.
At the end of 2021, the market price of Southern Company's common stock was $68.58 per share (based on the closing price as reported on the NYSE) and the book value was $26.30 per share, representing a market-to-book value ratio of 261%, compared to $61.43, $26.48, and 232%, respectively, at the end of 2020.
Cash Requirements
Capital Expenditures
Total estimated capital expenditures, including LTSA and nuclear fuel commitments, for the Registrants through 2026 based on their current construction programs are as follows:

	2022	2023	2024	2025	2026
	(in billions)
Southern Company(a)(b)(c)	$8.7	$8.6	$7.5	$7.2	$7.1
Alabama Power(a)	1.9	1.8	1.7	1.7	1.7
Georgia Power(b)	4.4	4.5	3.5	3.5	3.4
Mississippi Power	0.3	0.3	0.2	0.2	0.2
Southern Power(c)	0.1	0.2	0.1	0.1	0.1
Southern Company Gas	1.7	1.7	1.8	1.7	1.7
(a)Includes expenditures of approximately $0.3 billion and $0.1 billion for the construction of Plant Barry Unit 8 in 2022 and 2023, respectively. See Note 2 to the financial statements under "Alabama Power" for additional information.
(b)Includes expenditures of approximately $1.3 billion and $0.9 billion for the construction of Plant Vogtle Units 3 and 4 in 2022 and 2023, respectively.
(c)Excludes approximately $0.3 billion in 2022, $0.5 billion in 2023, and $0.8 billion per year for 2024 through 2026 for Southern Power's planned acquisitions and placeholder growth, which may vary materially due to market opportunities and Southern Power's ability to execute its growth strategy.
These capital expenditures include estimates to comply with environmental laws and regulations, but do not include any potential compliance costs associated with any future regulation of CO2 emissions from fossil fuel-fired electric generating units. See FUTURE EARNINGS POTENTIAL – "Environmental Matters" herein for additional information. At December 31, 2021, significant purchase commitments were outstanding in connection with the Registrants' construction programs.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
The traditional electric operating companies also anticipate expenditures associated with closure and monitoring of ash ponds and landfills in accordance with the CCR Rule and the related state rules, which are reflected in the applicable Registrants' ARO liabilities. The cost estimates for Alabama Power and Mississippi Power are based on closure-in-place for all ash ponds. The cost estimates for Georgia Power are based on a combination of closure-in-place for some ash ponds and closure by removal for others. These anticipated costs are likely to change, and could change materially, as assumptions and details pertaining to closure are refined and compliance activities continue. Current estimates of these costs through 2026 are provided in the table below. Material expenditures in future years for ARO settlements will also be required for ash ponds, nuclear decommissioning (for Alabama Power and Georgia Power), and other liabilities reflected in the applicable Registrants' AROs, as discussed further in Note 6 to the financial statements. Also see FUTURE EARNINGS POTENTIAL – "Environmental Matters – Environmental Laws and Regulations – Coal Combustion Residuals" herein.

	2022	2023	2024	2025	2026
	(in millions)
Southern Company	$687	$688	$767	$907	$888
Alabama Power	320	330	346	364	299
Georgia Power	317	307	368	489	555
Mississippi Power	16	20	23	30	16
The construction programs are subject to periodic review and revision, and actual construction costs may vary from these estimates because of numerous factors. These factors include: changes in business conditions; changes in load projections; changes in environmental laws and regulations; the outcome of any legal challenges to environmental rules; changes in electric generating plants, including unit retirements and replacements and adding or changing fuel sources at existing electric generating units, to meet regulatory requirements; changes in FERC rules and regulations; state regulatory agency approvals; changes in the expected environmental compliance program; changes in legislation and/or regulation; the cost, availability, and efficiency of construction labor, equipment, and materials; project scope and design changes; abnormal weather; delays in construction due to judicial or regulatory action; storm impacts; and the cost of capital. The continued impacts of the COVID-19 pandemic could also impair the ability to develop, construct, and operate facilities, as discussed further in Item 1A herein. In addition, there can be no assurance that costs related to capital expenditures and AROs will be fully recovered. Additionally, expenditures associated with Southern Power's planned acquisitions may vary due to market opportunities and the execution of its growth strategy. See Note 15 to the financial statements under "Southern Power" for additional information regarding Southern Power's plant acquisitions and construction projects.
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
See FUTURE EARNINGS POTENTIAL – "Construction Programs" herein for additional information.
Other Significant Cash Requirements
Long-term debt maturities and the interest payable on long-term debt each represent a significant cash requirement for the Registrants. See Note 8 to the financial statements for information regarding the Registrants' long-term debt at December 31, 2021, the weighted average interest rate applicable to each long-term debt category, and a schedule of long-term debt maturities over the next five years. The Registrants plan to continue, when economically feasible, to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
Fuel and purchased power costs represent a significant component of funding ongoing operations for the traditional electric operating companies and Southern Power. See Note 3 to the financial statements under "Commitments" for information on Southern Company Gas' commitments for pipeline charges, storage capacity, and gas supply. Total estimated costs for fuel and purchased power commitments at December 31, 2021 for the applicable Registrants are provided in the table below. Fuel costs include purchases of coal (for the traditional electric operating companies) and natural gas (for the traditional electric operating companies and Southern Power), as well as the related transportation and storage. In most cases, these contracts contain provisions for price escalation, minimum purchase levels, and other financial commitments. Natural gas purchase commitments are based on various indices at the time of delivery; the amounts reflected below have been estimated based on the NYMEX future prices at December 31, 2021. As discussed under "Capital Expenditures" herein, estimated expenditures for nuclear fuel are included in the applicable Registrants' construction programs for the years 2022 through 2026. Nuclear fuel commitments at December 31, 2021 that extend beyond 2026 are included in the table below. Purchased power costs represent estimated minimum obligations for various PPAs for the purchase of capacity and energy, except for those accounted for as leases, which are discussed in Note 9 to the financial statements.

	2022	2023	2024	2025	2026	Thereafter
	(in millions)
Southern Company(*)	$3,740	$1,983	$1,302	$969	$753	$5,803
Alabama Power	1,170	581	446	358	203	1,182
Georgia Power(*)	1,405	795	440	348	329	4,118
Mississippi Power	539	235	168	109	98	491
Southern Power	626	372	248	154	123	12
(*)Excludes capacity payments related to Plant Vogtle Units 1 and 2, which are discussed in Note 3 to the financial statements under "Commitments."
Georgia Power's 2022 IRP filing included a request for six PPAs, which are expected to be accounted for as leases, that are contingent upon approval by the Georgia PSC. Five of the six PPAs are with Southern Power and are also contingent upon approval by the FERC. The expected capacity payments associated with the PPAs total $6 million in 2024, $79 million in 2025, $86 million in 2026, and $908 million thereafter, of which $5 million in 2024, $68 million in 2025, $75 million in 2026, and $748 million thereafter relate to the affiliate PPAs with Southern Power. See Note 2 to the financial statements under "Georgia Power – Integrated Resource Plan" for additional information.
The traditional electric operating companies and Southern Power have entered into LTSAs for the purpose of securing maintenance support for certain of their generating facilities. See Note 1 to the financial statements under "Long-term Service Agreements" for additional information. As discussed under "Capital Expenditures" herein, estimated expenditures related to LTSAs are included in the applicable Registrants' construction programs for the years 2022 through 2026. Total estimated payments for LTSA commitments at December 31, 2021 that extend beyond 2026 are provided in the following table and include price escalation based on inflation indices:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power
	(in millions)
LTSA commitments (after 2026)	$1,918	$203	$347	$137	$1,231
In addition, Southern Power has certain other operations and maintenance agreements. Total estimated costs for these commitments at December 31, 2021 are provided in the table below.

	2022	2023	2024	2025	2026	Thereafter
	(in millions)
Southern Power's operations and maintenance agreements	$77	$65	$62	$47	$36	$303
See Note 9 to the financial statements for information on the Registrants' operating lease obligations, including a maturity analysis of the lease liabilities over the next five years and thereafter.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
Sources of Capital
Southern Company intends to meet its future capital needs through operating cash flows, borrowings from financial institutions, and debt and equity issuances. Equity capital can be provided from any combination of Southern Company's stock plans, private placements, or public offerings. Southern Company does not expect to issue any equity in the capital markets through 2026 but may issue equity through its stock plans during this time. See Note 8 to the financial statements under "Equity Units" for information on stock purchase contracts associated with Southern Company's equity units.
The Subsidiary Registrants plan to obtain the funds to meet their future capital needs from sources similar to those they used in the past, which were primarily from operating cash flows, external securities issuances, borrowings from financial institutions, and equity contributions from Southern Company. In addition, Southern Power plans to utilize tax equity partnership contributions (as discussed further herein).
The amount, type, and timing of any financings in 2022, as well as in subsequent years, will be contingent on investment opportunities and the Registrants' capital requirements and will depend upon prevailing market conditions, regulatory approvals (for certain of the Subsidiary Registrants), and other factors. See "Cash Requirements" herein for additional information.
Southern Power utilizes tax equity partnerships as one of its financing sources, where the tax partner takes significantly all of the federal tax benefits. These tax equity partnerships are consolidated in Southern Power's financial statements and are accounted for using HLBV methodology to allocate partnership gains and losses. During 2021, Southern Power obtained tax equity funding for the Deuel Harvest wind facility, the Garland and Tranquillity battery energy storage facilities, and existing tax equity partnerships totaling $299 million. See Notes 1 and 15 to the financial statements under "General" and "Southern Power," respectively, for additional information.
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
By regulation, Nicor Gas is restricted, to the extent of its retained earnings balance, in the amount it can dividend or loan to affiliates and is not permitted to make money pool loans to affiliates. At December 31, 2021, the amount of subsidiary retained earnings restricted to dividend totaled $1.3 billion. This restriction did not impact Southern Company Gas' ability to meet its cash obligations, nor does management expect such restriction to materially impact Southern Company Gas' ability to meet its currently anticipated cash obligations.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
Certain Registrants' current liabilities frequently exceed their current assets because of long-term debt maturities and the periodic use of short-term debt as a funding source, as well as significant seasonal fluctuations in cash needs. The Registrants generally plan to refinance long-term debt as it matures. See Note 8 to the financial statements for additional information. Also see "Financing Activities" herein for information on financing activities that occurred subsequent to December 31, 2021. The following table shows the amount by which current liabilities exceeded current assets at December 31, 2021 for the applicable Registrants:

At December 31, 2021	Southern Company	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Current liabilities in excess of current assets	$1,956	$1,544	$57	$748	$471
The Registrants believe the need for working capital can be adequately met by utilizing operating cash flows, as well as commercial paper, lines of credit, and short-term bank notes, as market conditions permit. In addition, under certain circumstances, the Subsidiary Registrants may utilize equity contributions and/or loans from Southern Company.
Bank Credit Arrangements
At December 31, 2021, the Registrants' unused committed credit arrangements with banks were as follows:

At December 31, 2021	Southern Company parent	Alabama Power	Georgia Power	Mississippi Power	Southern Power(a)	Southern Company Gas(b)	SEGCO	Southern Company
	(in millions)
Unused committed credit	$1,998	$1,250	$1,726	$275	$568	$1,747	$30	$7,594
(a)At December 31, 2021, Southern Power also had two continuing letters of credit facilities for standby letters of credit, of which $12 million was unused. Southern Power's subsidiaries are not parties to its bank credit arrangements or letter of credit facilities.
(b)Includes $1.047 billion and $700 million at Southern Company Gas Capital and Nicor Gas, respectively.
Subject to applicable market conditions, the Registrants, Nicor Gas, and SEGCO expect to renew or replace their bank credit arrangements as needed, prior to expiration. In connection therewith, the Registrants, Nicor Gas, and SEGCO may extend the maturity dates and/or increase or decrease the lending commitments thereunder. A portion of the unused credit with banks is allocated to provide liquidity support to the revenue bonds of the traditional electric operating companies and the commercial paper programs of the Registrants, Nicor Gas, and SEGCO. The amount of variable rate revenue bonds of the traditional electric operating companies outstanding requiring liquidity support at December 31, 2021 was approximately $1.5 billion (comprised of approximately $789 million at Alabama Power, $672 million at Georgia Power, and $34 million at Mississippi Power). In addition, at December 31, 2021, Georgia Power had approximately $157 million of fixed rate revenue bonds outstanding that are required to be remarketed within the next 12 months. See Note 8 to the financial statements under "Bank Credit Arrangements" for additional information.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
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

	Short-term Debt at the End of the Period
	Amount Outstanding			Weighted Average Interest Rate
	December 31,			December 31,
	2021	2020	2019	2021	2020	2019
	(in millions)
Southern Company	$1,440	$609	$2,055	0.4%	0.3%	2.1%
Georgia Power	—	60	365	—	0.3	2.2
Mississippi Power	—	25	—	—	0.4	—
Southern Power	211	175	549	0.3	0.3	2.2
Southern Company Gas:
Southern Company Gas Capital	$379	$220	$372	0.3%	0.3%	2.1%
Nicor Gas	830	104	278	0.4%	0.2	1.8
Southern Company Gas Total	$1,209	$324	$650	0.4%	0.2%	2.0%

	Short-term Debt During the Period(*)
	Average Amount Outstanding			Weighted Average Interest Rate			Maximum Amount Outstanding
	2021	2020	2019	2021	2020	2019	2021	2020	2019
	(in millions)						(in millions)
Southern Company	$1,141	$1,017	$1,240	0.3%	1.6%	2.6%	$1,809	$2,113	$2,914
Alabama Power	27	20	17	0.1	1.1	2.6	200	155	190
Georgia Power	95	264	371	0.2	1.7	2.7	407	478	935
Mississippi Power	15	9	—	0.2	1.6	—	81	40	—
Southern Power	133	64	76	0.2	1.5	2.7	520	550	578
Southern Company Gas:
Southern Company Gas Capital	$206	$316	$302	0.2%	1.4%	2.6%	$485	$641	$490
Nicor Gas	420	49	91	0.4	1.4	2.3	897	278	278
Southern Company Gas Total	$626	$365	$393	0.4%	1.4%	2.5%
(*)    Average and maximum amounts are based upon daily balances during the 12-month periods ended December 31, 2021, 2020, and 2019.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
Analysis of Cash Flows
Net cash flows provided from (used for) operating, investing, and financing activities in 2021 and 2020 are presented in the following table:

Net cash provided from (used for):	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
2021
Operating activities	$6,169	$2,053	$2,747	$246	$951	$663
Investing activities	(7,353)	(1,961)	(3,590)	(257)	(803)	(1,379)
Financing activities	1,945	438	867	33	(195)	745

2020
Operating activities	$6,696	$1,742	$2,784	$298	$901	$1,207
Investing activities	(7,030)	(2,122)	(3,503)	(323)	374	(1,417)
Financing activities	(576)	16	676	(222)	(1,372)	180
Fluctuations in cash flows from financing activities vary from year to year based on capital needs and the maturity or redemption of securities.
Southern Company
Net cash provided from operating activities decreased $0.5 billion in 2021 as compared to 2020 largely due to decreased fuel cost recovery at the traditional electric operating companies and under recovered natural gas costs at the natural gas distribution utilities, partially offset by customer bill credits issued in 2020 at Georgia Power and the timing of customer receivable collections.
The net cash used for investing activities in 2021 and 2020 was primarily related to the Subsidiary Registrants' construction programs.
The net cash provided from financing activities in 2021 was primarily related to net issuances of long-term and short-term debt, partially offset by common stock dividend payments. The net cash used for financing activities in 2020 was primarily related to common stock dividend payments and net repayments of short-term bank debt and commercial paper, partially offset by net issuances of long-term debt and issuances of common stock.
Alabama Power
Net cash provided from operating activities increased $311 million in 2021 as compared to 2020 primarily due to an increase in retail revenues associated with a Rate RSE adjustment effective in January 2021 and higher customer usage, as well as the timing of fossil fuel stock purchases and receivable collections, partially offset by decreased fuel cost recovery.
The net cash used for investing activities in 2021 and 2020 was primarily related to gross property additions.
The net cash provided from financing activities in 2021 and 2020 was primarily related to capital contributions from Southern Company and net long-term debt issuances, partially offset by common stock dividend payments.
Georgia Power
Net cash provided from operating activities decreased $37 million in 2021 as compared to 2020 primarily due to decreased fuel cost recovery, partially offset by the timing of customer receivable collections and vendor payments and customer bill credits issued in 2020 associated with Tax Reform and 2018 and 2019 earnings in excess of the allowed retail ROE range.
The net cash used for investing activities in 2021 and 2020 was primarily related to gross property additions, including approximately $1.3 billion and $1.4 billion, respectively, related to the construction of Plant Vogtle Units 3 and 4. See Note 2 to the financial statements under "Georgia Power – Nuclear Construction" for additional information on construction of Plant Vogtle Units 3 and 4.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
The net cash provided from financing activities in 2021 and 2020 was primarily related to capital contributions from Southern Company, borrowings from the FFB for construction of Plant Vogtle Units 3 and 4, and net issuances and reofferings of other debt, partially offset by common stock dividend payments.
Mississippi Power
Net cash provided from operating activities decreased $52 million in 2021 as compared to 2020 primarily due to the timing of vendor payments and decreased fuel cost recovery, partially offset by the timing of receivable collections.
The net cash used for investing activities in 2021 and 2020 was primarily related to gross property additions.
The net cash provided from financing activities in 2021 was primarily related to the issuance of senior notes and capital contributions from Southern Company, partially offset by debt redemptions, common stock dividend payments, and a decrease in commercial paper borrowings. The net cash used for financing activities in 2020 was primarily related to debt repayments and redemptions and a return of capital and common stock dividends paid to Southern Company, partially offset by debt issuances and capital contributions from Southern Company.
Southern Power
Net cash provided from operating activities increased $50 million in 2021 as compared to 2020 primarily due to the timing of vendor payments.
The net cash used for investing activities in 2021 was primarily related to the acquisition of the Deuel Harvest wind facility and ongoing construction activities. The net cash provided from investing activities in 2020 was primarily related to proceeds from the disposition of Plant Mankato, partially offset by ongoing construction activities and the acquisition of the Beech Ridge II wind facility. See Note 15 to the financial statements under "Southern Power" for additional information.
The net cash used for financing activities in 2021 was primarily related to a return of capital to Southern Company and common stock dividend payments, partially offset by net capital contributions from noncontrolling interests and net issuances of senior notes. The net cash used for financing activities in 2020 was primarily related to the repayment of senior notes at maturity, common stock dividend payments, and net repayments of short-term bank debt and commercial paper, partially offset by net contributions from noncontrolling interests.
Southern Company Gas
Net cash provided from operating activities decreased $544 million in 2021 as compared to 2020 primarily due to natural gas cost under recovery, reflecting an increase in the cost of gas purchased during Winter Storm Uri, as well as the timing of vendor payments.
The net cash used for investing activities in 2021 and 2020 was primarily related to construction of transportation and distribution assets recovered through base rates and infrastructure investment recovered through replacement programs at gas distribution operations, partially offset by proceeds from dispositions. See Note 15 to the financial statements for additional information.
The net cash provided from financing activities in 2021 was primarily related to net issuances of long-term and short-term debt and capital contributions from Southern Company, partially offset by common stock dividend payments. The net cash provided from financing activities in 2020 was primarily related to proceeds from issuances of senior notes and first mortgage bonds, as well as capital contributions from Southern Company, partially offset by common stock dividend payments and net repayments of short-term borrowings.
Significant Balance Sheet Changes
Southern Company
Significant balance sheet changes in 2021 for Southern Company included:
•an increase of $3.7 billion in long-term debt (including securities due within one year) related to new issuances;
•an increase of $3.5 billion in total property, plant, and equipment primarily related to the Subsidiary Registrants' construction programs (net of pre-tax charges totaling $1.7 billion recorded during 2021 at Georgia Power for estimated probable losses associated with the construction of Plant Vogtle Units 3 and 4);
•decreases of $1.8 billion and $0.7 billion in other regulatory assets and employee benefit obligations, respectively, and an increase of $1.7 billion in prepaid pension costs primarily due to actuarial gains related to increases in the assumed discount rates and actual asset returns associated with retirement benefit plans;

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
•increases of $1.0 billion and $0.5 billion in AROs and regulatory assets associated with AROs, respectively, primarily related to cost estimate updates at the traditional electric operating companies for ash pond facilities;
•an increase of $0.8 billion in notes payable due to an increase in commercial paper borrowings and short-term bank debt;
•an increase of $0.7 billion in accumulated deferred income taxes primarily related to the utilization of tax credits in 2021, an increase in under recovered fuel and natural gas costs, and an increase in property-related timing differences; and
•an increase of $0.7 billion in cash and cash equivalents, as discussed further under "Analysis of Cash Flows – Southern Company" herein.
See "Financing Activities" herein and Notes 2, 5, 6, 8, 10, and 11 to the financial statements for additional information.
Alabama Power
Significant balance sheet changes in 2021 for Alabama Power included:
•an increase of $1.3 billion in total property, plant, and equipment primarily related to construction of distribution and transmission facilities, increases to AROs, construction of Plant Barry Unit 8, and the installation of equipment to comply with environmental standards;
•an increase of $0.9 billion in total common stockholder's equity primarily due to capital contributions from Southern Company;
•an increase of $0.8 billion in long-term debt (including securities due within one year) primarily due to a net increase in outstanding senior notes;
•an increase of $0.5 billion in cash and cash equivalents, as discussed further under "Analysis of Cash Flows – Alabama Power" herein; and
•an increase of $0.5 billion in prepaid pension and other postretirement benefit costs primarily due to actuarial gains related to increases in the assumed discount rates and actual asset returns associated with retirement benefit plans.
See "Financing Activities – Alabama Power" herein and Notes 5, 6, 8, and 11 to the financial statements for additional information.
Georgia Power
Significant balance sheet changes in 2021 for Georgia Power included:
•an increase of $0.9 billion in total property, plant, and equipment primarily related to the construction of generation, transmission, and distribution facilities (net of pre-tax charges totaling $1.7 billion for estimated probable losses on Plant Vogtle Units 3 and 4);
•an increase of $0.8 billion in long-term debt (including securities due within one year) primarily due to a net increase in outstanding senior notes and borrowings from the FFB for construction of Plant Vogtle Units 3 and 4;
•an increase of $0.7 billion in common stockholder's equity related to capital contributions from Southern Company and net income, partially offset by dividends paid to Southern Company;
•a decrease of $0.7 billion in other regulatory assets, deferred and an increase of $0.6 billion in prepaid pension costs primarily due to actuarial gains related to increases in the assumed discount rates and actual asset returns associated with retirement benefit plans;
•increases of $0.6 billion and $0.4 billion in AROs and regulatory assets associated with AROs, respectively, primarily due to cost estimate updates for ash pond closures; and
•an increase of $0.4 billion in deferred under recovered fuel clause revenues resulting from higher fuel and purchased power costs.
See "Financing Activities – Georgia Power" herein and Notes 2, 5, 6, 8, and 11 to the financial statements for additional information.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
Mississippi Power
Significant balance sheet changes in 2021 for Mississippi Power included:
•an increase of $125 million in common stockholder's equity related to net income and capital contributions from Southern Company, partially offset by dividends paid to Southern Company;
•an increase of $92 million in long-term debt (including securities due within one year) primarily due to the issuance of senior notes, partially offset by the redemption of revenue bonds and bank term loans; and
•an increase of $79 million in prepaid pension costs and a decrease of $71 million in other regulatory assets, deferred primarily due to actuarial gains related to increases in the assumed discount rates and actual asset returns associated with retirement benefit plans.
See "Financing Activities – Mississippi Power" herein and Notes 8 and 11 to the financial statements for additional information.
Southern Power
Significant balance sheet changes in 2021 for Southern Power included:
•an increase of $681 million in property, plant, and equipment in service primarily due to the acquisition of the Deuel Harvest wind facility and the Glass Sands wind facility being placed in service;
•a decrease of $262 million in accumulated deferred income tax assets and an increase of $92 million in accumulated deferred income tax liabilities primarily related to the utilization of ITCs in 2021;
•a decrease of $173 million in common stockholder's equity primarily due to a return of capital to Southern Company and common stock dividend payments, partially offset by net income; and
•an increase of $161 million in net investment in sales-type leases recorded upon commencement of the Garland and Tranquillity battery energy storage facilities' PPAs.
See Notes 5, 9, 10, and 15 to the financial statements for additional information.
Southern Company Gas
Significant balance sheet changes in 2021 for Southern Company Gas included:
•an increase of $1.06 billion in total property, plant, and equipment primarily related to the construction of transportation and distribution assets recovered through base rates and infrastructure investment recovered through replacement programs;
•an increase of $885 million in notes payable due to issuances of short-term debt and an increase in commercial paper borrowings;
•decreases of $516 million in energy marketing receivables and $494 million in energy marketing trade payables due to the sale of Sequent;
•an increase of $473 million in natural gas cost under recovery, including $207 million in other regulatory assets, deferred, reflecting an increase in the cost of gas purchased during Winter Storm Uri;
•an increase of $290 million in accumulated deferred income taxes primarily due to an increase in natural gas cost under recovery and changes in state apportionment rates as a result of the sale of Sequent; and
•an increase of $276 million in long-term debt (including securities due within one year) primarily due to net issuances of senior notes and first mortgage bonds.
See "Financing Activities – Southern Company Gas" herein and Notes 2, 5, 8, 10, and 15 to the financial statements for additional information.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
Financing Activities
The following table outlines the Registrants' long-term debt financing activities for the year ended December 31, 2021:

	Issuances/Reofferings			Maturities, Redemptions, and Repurchases
Company	Senior Notes	Revenue Bonds	Other Long-Term Debt	Senior Notes	Revenue Bonds	Other Long-Term Debt(a)
	(in millions)
Southern Company parent	$1,600	$—	$2,476	$1,500	$—	$800
Alabama Power	1,300	—	—	200	65	207
Georgia Power	750	122	440	325	69	105
Mississippi Power	525	—	—	—	320	100
Southern Power	400	—	—	300	—	—
Southern Company Gas	450	—	200	300	—	30
Other	—	—	—	—	—	14
Elimination(b)	—	—	—	—	—	(7)
Southern Company	$5,025	$122	$3,116	$2,625	$454	$1,249
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
Southern Company
During 2021, Southern Company issued approximately 3.5 million shares of common stock primarily through employee equity compensation plans and received proceeds of approximately $73 million.
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
In October 2021, Southern Company redeemed all $800 million aggregate principal amount of its Series 2016A 5.25% Junior Subordinated Notes due October 1, 2076.
In November 2021, Southern Company issued $600 million aggregate principal amount of Series 2021C Floating Rate Senior Notes due May 10, 2023.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
Alabama Power
In March 2021, Alabama Power extended the maturity dates from March 2021 to March 2026 on its three bank term loan agreements with an aggregate principal amount of $45 million, currently bearing interest based on three-month LIBOR.
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
In November 2021, Alabama Power repaid at maturity $65 million aggregate principal amount of The Industrial Development Board of the Town of Columbia (Alabama) Tax Exempt Variable Rate Demand Revenue Bonds (Alabama Power Company Project), Series 1997.
Also in November 2021, Alabama Power issued $700 million aggregate principal amount of Series 2021B 3.00% Senior Notes due March 15, 2052.
Subsequent to December 31, 2021, Alabama Power received a capital contribution totaling $625 million from Southern Company and announced the redemption in February 2022 of all $550 million aggregate principal amount of its Series 2017A 2.45% Senior Notes due March 30, 2022.
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
In June 2021 and December 2021, Georgia Power made the final borrowings under the FFB Credit Facilities in aggregate principal amounts of $371 million and $69 million, respectively, at an interest rate of 2.434% and 2.178%, respectively, through the final maturity date of February 20, 2044. No further borrowings are permitted under the FFB Credit Facilities. The proceeds were used to reimburse Georgia Power for Eligible Project Costs relating to the construction of Plant Vogtle Units 3 and 4. During 2021, Georgia Power made principal amortization payments of $96 million under the FFB Credit Facilities. See Note 8 to the financial statements under "Long-term Debt – DOE Loan Guarantee Borrowings" for additional information.
In August 2021, Georgia Power reoffered to the public $53 million aggregate principal amount of Development Authority of Floyd County (Georgia) Pollution Control Revenue Bonds (Georgia Power Company Plant Hammond Project), First Series 2010, which it had previously purchased and held.
Subsequent to December 31, 2021, Georgia Power redeemed all $400 million aggregate principal amount of its Series 2012B 2.85% Senior Notes due May 15, 2022.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
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
In July 2021, Mississippi Power redeemed all $270 million aggregate principal amount of Mississippi Business Finance Corporation Taxable Revenue Bonds, 7.13% Series 1999A due October 20, 2021 at par plus accrued interest and a make-whole premium.
Also in July 2021, Mississippi Power repaid its $60 million and $15 million floating rate bank term loans, with maturity dates in December 2021 and January 2022, respectively.
In October 2021, Mississippi Power repaid $25 million previously borrowed under its $125 million revolving credit arrangement that matures in March 2023.
In December 2021, Mississippi Power redeemed all $50 million aggregate principal amount of Mississippi Business Finance Corporation Revenue Bonds, First Series 2010 due December 1, 2040.
Subsequent to December 31, 2021, Mississippi Power received a capital contribution totaling $50 million from Southern Company.
Southern Power
In January 2021, Southern Power issued $400 million aggregate principal amount of Series 2021A 0.90% Senior Notes due January 15, 2026. An amount equal to the net proceeds of the senior notes was allocated to finance or refinance, in whole or in part, one or more renewable energy projects.
In November 2021, Southern Power redeemed all $300 million aggregate principal amount of its Series 2016E 2.500% Senior Notes due December 15, 2021.
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
In June 2021, Southern Company Gas Capital redeemed all $300 million aggregate principal amount of its 3.50% Senior Notes due September 15, 2021.
In August 2021, Nicor Gas issued in a private placement $50 million aggregate principal amount of 1.42% Series First Mortgage Bonds due August 31, 2026 and $50 million aggregate principal amount of 2.19% Series First Mortgage Bonds due August 31, 2033. In October 2021, Nicor Gas issued in a private placement $100 million aggregate principal amount of 1.77% Series First Mortgage Bonds due October 28, 2028. Nicor Gas also entered into an agreement to issue in a private placement additional first mortgage bonds with aggregate principal amounts of $100 million and $75 million expected to be issued in August 2022 and October 2022, respectively.
In September 2021, Southern Company Gas Capital, as borrower, and Southern Company Gas, as guarantor, issued $450 million aggregate principal amount of Series 2021A 3.15% Senior Notes due September 30, 2051.
Credit Rating Risk
At December 31, 2021, the Registrants did not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade.
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

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
The maximum potential collateral requirements under these contracts at December 31, 2021 were as follows:

Credit Ratings	Southern Company(*)	Alabama Power	Georgia Power	Mississippi Power	Southern Power(*)	Southern Company Gas
	(in millions)
At BBB and/or Baa2	$41	$1	$—	$—	$40	$—
At BBB- and/or Baa3	419	2	61	1	357	—
At BB+ and/or Ba1 or below	1,934	407	939	307	1,186	9
(*)Southern Power has PPAs that could require collateral, but not accelerated payment, in the event of a downgrade of Southern Power's credit. The PPAs require credit assurances without stating a specific credit rating. The amount of collateral required would depend upon actual losses resulting from a credit downgrade. Southern Power had $105 million of cash collateral posted related to PPA requirements at December 31, 2021.
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
Mississippi Power and its largest retail customer, Chevron, have agreements under which Mississippi Power provides retail service to the Chevron refinery in Pascagoula, Mississippi through at least 2038. The agreements grant Chevron a security interest in the co-generation assets owned by Mississippi Power located at the refinery that is exercisable upon the occurrence of (i) certain bankruptcy events or (ii) other events of default coupled with specific reductions in steam output at the facility and a downgrade of Mississippi Power's credit rating to below investment grade by two of the three rating agencies.
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
Market Price Risk
As a result of the sale of Sequent on July 1, 2021, Southern Company Gas' market risk exposure decreased significantly. The other Registrants had no material change in market risk exposure for the year ended December 31, 2021 when compared to the year ended December 31, 2020. See Note 14 to the financial statements for an in-depth discussion of the Registrants' derivatives, as well as Note 1 to the financial statements under "Financial Instruments" for additional information. See Note 15 to the financial statements under "Southern Company Gas" for information regarding the sale of Sequent.
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
Certain of Southern Company Gas' non-regulated operations (primarily Sequent until its sale on July 1, 2021) routinely utilize various types of derivative instruments to economically hedge certain commodity price and weather risks inherent in the natural gas industry. These instruments include a variety of exchange-traded and OTC energy contracts, such as forward contracts, futures contracts, options contracts, and swap agreements. Southern Company Gas' gas marketing services business also actively

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
manages storage positions through a variety of hedging transactions for the purpose of managing exposures arising from changing natural gas prices. These hedging instruments are used to substantially protect economic margins (as spreads between wholesale and retail natural gas prices widen between periods) and thereby minimize exposure to declining earnings. Some of these economic hedge activities may not qualify, or may not be designated, for hedge accounting treatment.
The following table provides information related to variable interest rate exposure on long-term debt (including amounts due within one year) at December 31, 2021 for the applicable Registrants:

At December 31, 2021	Southern Company(*)	Alabama Power	Georgia Power	Mississippi Power	Southern Company Gas
	(in millions, except percentages)
Long-term variable interest rate exposure	$4,464	$834	$797	$234	$500
Weighted average interest rate on long-term variable interest rate exposure	0.84%	0.21%	0.21%	0.32%	0.49%
Impact on annualized interest expense of 100 basis point change in interest rates	$45	$8	$8	$2	$5
(*)Includes $2.0 billion of long-term variable interest rate exposure at the Southern Company parent entity.
The Registrants may enter into interest rate derivatives designated as hedges, which are intended to mitigate interest rate volatility related to forecasted debt financings and existing fixed and floating rate obligations. See Note 14 to the financial statements under "Interest Rate Derivatives" for additional information.
Southern Company and Southern Power had foreign currency denominated debt at December 31, 2021 and have each mitigated exposure to foreign currency exchange rate risk through the use of foreign currency swaps. See Note 14 to the financial statements under "Foreign Currency Derivatives" for additional information.
Changes in fair value of energy-related derivative contracts for Southern Company and Southern Company Gas for the years ended December 31, 2021 and 2020 are provided in the table below. At December 31, 2021 and 2020, substantially all of the traditional electric operating companies' and certain of the natural gas distribution utilities' energy-related derivative contracts were designated as regulatory hedges and were related to the applicable company's fuel-hedging program.

	Southern Company(a)	Southern Company Gas(a)
	(in millions)
Contracts outstanding at December 31, 2019, assets (liabilities), net	$(21)	$72
Contracts realized or settled	(14)	(98)
Current period changes(b)	142	127
Contracts outstanding at December 31, 2020, assets (liabilities), net	$107	$101
Contracts realized or settled	(252)	(85)
Current period changes(b)	243	(84)
Sale of Sequent	76	76
Contracts outstanding at December 31, 2021, assets (liabilities), net	$174	$8
(a)Excludes cash collateral held on deposit in broker margin accounts of $3 million, $28 million, and $99 million at December 31, 2021, 2020, and 2019, respectively, and immaterial premium and intrinsic value associated with weather derivatives for all periods presented.
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

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
The net hedge volumes of energy-related derivative contracts for natural gas purchased (sold) at December 31, 2021 and 2020 for Southern Company and Southern Company Gas were as follows:

	Southern Company	Southern Company Gas
	mmBtu Volume (in millions)
At December 31, 2021:
Commodity – Natural gas swaps	57	—
Commodity – Natural gas options	253	68
Total hedge volume	310	68

At December 31, 2020:
Commodity – Natural gas swaps	262	—
Commodity – Natural gas options	574	523
Total hedge volume	836	523
Southern Company Gas' derivative contracts are comprised of both long and short natural gas positions. A long position is a contract to purchase natural gas, and a short position is a contract to sell natural gas. The volumes presented above for Southern Company Gas represent the net of long natural gas positions of 74 million mmBtu and short natural gas positions of 6 million mmBtu at December 31, 2021 and the net of long natural gas positions of 4.42 billion mmBtu and short natural gas positions of 3.90 billion mmBtu at December 31, 2020.
For the Southern Company system, the weighted average swap contract cost per mmBtu was approximately $0.74 per mmBtu below market prices at December 31, 2021 and was equal to market prices at December 31, 2020. The change in option fair value is primarily attributable to the volatility of the market and the underlying change in the natural gas price. Substantially all of the traditional electric operating companies' natural gas hedge gains and losses are recovered through their respective fuel cost recovery clauses.
The Registrants use over-the-counter contracts that are not exchange traded but are fair valued using prices which are market observable, and thus fall into Level 2 of the fair value hierarchy. In addition, Southern Company Gas uses exchange-traded market-observable contracts, which are categorized as Level 1. See Note 13 to the financial statements for further discussion of fair value measurements. The maturities of the energy-related derivative contracts for Southern Company and Southern Company Gas at December 31, 2021 were as follows:

	Fair Value Measurements of Contracts at
	December 31, 2021
	Total Fair Value	Maturity
		2022	2023 – 2024	2025 – 2026
	(in millions)
Southern Company
Level 1(a)	$15	$14	$1	$—
Level 2(b)	159	93	65	1
Southern Company total(c)	$174	$107	$66	$1

Southern Company Gas
Level 1(a)	$15	$14	$1	$—
Level 2(b)	(7)	(7)	—	—
Southern Company Gas total(c)	$8	$7	$1	$—
(a)Valued using NYMEX futures prices.
(b)Level 2 amounts for Southern Company Gas are valued using basis transactions that represent the cost to transport natural gas from a NYMEX delivery point to the contract delivery point. These transactions are based on quotes obtained either through electronic trading platforms or directly from brokers.
(c)Excludes cash collateral of $3 million as well as immaterial premium and associated intrinsic value associated with weather derivatives.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
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
Southern Company Gas
Gas Distribution Operations
Concentration of credit risk occurs at Atlanta Gas Light for amounts billed for services and other costs to its customers, which consist of the 16 Marketers in Georgia. The credit risk exposure to the Marketers varies seasonally, with the lowest exposure in the non-peak summer months and the highest exposure in the peak winter months. Marketers are responsible for the retail sale of natural gas to end-use customers in Georgia. The provisions of Atlanta Gas Light's tariff allow Atlanta Gas Light to obtain credit security support in an amount equal to a minimum of two times a Marketer's highest month's estimated bill from Atlanta Gas Light. For 2021, the four largest Marketers based on customer count, which includes SouthStar, accounted for 15% of Southern Company Gas' operating revenues and 17% of operating revenues for Southern Company Gas' gas distribution operations segment.
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
Wholesale Gas Services
Following the sale of Sequent on July 1, 2021, Southern Company Gas no longer has exposure to counterparty credit risk for wholesale gas services. See Note 15 to the financial statements under "Southern Company Gas" for information on the sale of Sequent.
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

    Table of Contents                                Index to Financial Statements
Item 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Table of Contents                                Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of The Southern Company and Subsidiary Companies
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of The Southern Company and Subsidiary Companies (Southern Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). We also have audited Southern Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southern Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, Southern Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.
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
Impact of Rate Regulation on the Financial Statements – Refer to Note 1 (Summary of Significant Accounting Policies – Regulatory Assets and Liabilities) and Note 2 (Regulatory Matters) to the financial statements
Critical Audit Matter Description
Southern Company's traditional electric operating companies and natural gas distribution utilities (the "regulated utility subsidiaries"), which represent approximately 88% of Southern Company's consolidated operating revenues for the year ended December 31, 2021 and 86% of its consolidated total assets at December 31, 2021, are subject to rate regulation by their respective state Public Service Commissions or other applicable state regulatory agencies and wholesale regulation by the Federal Energy Regulatory Commission (collectively, the "Commissions"). Management has determined that the regulated utility subsidiaries meet the requirements under accounting principles generally accepted in the United States of America to utilize specialized rules to account for the effects of rate regulation in the preparation of its financial statements. Accounting for the economics of rate regulation impacts multiple financial statement line items and disclosures, including, but not limited to, property, plant, and equipment; other regulatory assets; other regulatory liabilities; other cost of removal obligations; deferred charges and credits related to income taxes; under and over recovered regulatory clause revenues; operating revenues; operations and maintenance expenses; and depreciation and amortization.
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
We identified the impact of rate regulation as a critical audit matter due to the significant judgments made by management to support its assertions about impacted account balances and disclosures (e.g., asset retirement costs, property damage reserves, and remaining net book values of retired assets) and the high degree of subjectivity involved in assessing the potential impact of future regulatory orders on the financial statements. Management judgments include assessing the likelihood of (1) recovery in future rates of incurred costs, (2) a disallowance of part of the cost of recently completed plant or plant under construction, and/or (3) a refund to customers. Given that management's accounting judgments are based on assumptions about the outcome of future decisions by the Commissions, auditing these judgments required specialized knowledge of accounting for rate regulation and the rate setting process due to its inherent complexities and significant auditor judgment to evaluate management estimates and the subjectivity of audit evidence.
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
Disclosure of Uncertainties – Plant Vogtle Units 3 and 4 Construction – Refer to Note 2 (Regulatory Matters – Georgia Power – Nuclear Construction) to the financial statements
Critical Audit Matter Description
As discussed in Note 2 to the financial statements, the ultimate recovery of Georgia Power Company's (Georgia Power) investment in the construction of Plant Vogtle Units 3 and 4 is subject to multiple uncertainties. Such uncertainties include the potential impact of future decisions by Georgia Power's regulators (particularly the Georgia Public Service Commission) and potential actions by the co-owners of the Vogtle project. In addition, Georgia Power's ability to meet its cost and schedule forecasts could impact its ability to fully recover its investment in the project. While the project is not subject to a cost cap, Georgia Power's cost and schedule forecasts are subject to numerous uncertainties which could impact cost recovery, including ongoing or future challenges with management of contractors and vendors; subcontractor performance; supervision of craft labor and related productivity, particularly in the installation of electrical, mechanical, and instrumentation and controls commodities, ability to attract and retain craft labor, and/or related cost escalation; and procurement and related installation. New challenges may arise, particularly as Units 3 and 4 move into initial testing and start-up, which may result in required engineering changes or remediation related to plant systems, structures, or components (some of which are based on new technology that only within the last few years began initial operation in the global nuclear industry at this scale). The ongoing and potential future challenges described above may change the projected schedule and estimated cost.
In addition, the continuing effects of the COVID-19 pandemic could further disrupt or delay construction, testing, supervisory, and support activities at Plant Vogtle Units 3 and 4. The ultimate recovery of Georgia Power's investment in Plant Vogtle Units 3 and 4 is subject to the outcome of future assessments by management as well as Georgia Public Service Commission decisions in future regulatory proceedings. After considering the significant level of uncertainty that exists regarding the future recoverability of these costs since the ultimate outcome of these matters is subject to the outcome of future assessments by management, as well as Georgia PSC decisions in future regulatory proceedings, Georgia Power recorded pre-tax charges to income of $1.692 billion in 2021.
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
•We involved construction specialists to assist in our evaluation of the reasonableness of the projected in-service dates for Plant Vogtle Units 3 and 4 and Georgia Power's processes for on-going evaluation and monitoring of the construction schedule and to assess the disclosures of the uncertainties impacting the ultimate cost recovery of its investment in the construction of these units.
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
•We inspected regulatory filings and transcripts of Georgia Public Service Commission hearings regarding the construction and cost recovery of Plant Vogtle Units 3 and 4 to identify potential challenges to the recovery of Georgia Power's construction costs and to evaluate the disclosures with respect to such uncertainties.
•We inquired of Georgia Power and Southern Company management and internal and external legal counsel regarding any potential legal actions or issues arising from project construction or issues involving the co-owners of the project.
•We monitored the status of reviews and inspections by the Nuclear Regulatory Commission to identify potential impediments to the licensing and commercial operation of the project that could impact the ultimate cost recovery of Plant Vogtle Units 3 and 4.
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
February 16, 2022
We have served as Southern Company's auditor since 2002.

    Table of Contents                                Index to Financial Statements
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2021, 2020, and 2019
Southern Company and Subsidiary Companies 2021 Annual Report

	2021	2020	2019
	(in millions)
Operating Revenues:
Retail electric revenues	$14,852	$13,643	$14,084
Wholesale electric revenues	2,455	1,945	2,152
Other electric revenues	718	672	636
Natural gas revenues	4,380	3,434	3,792
Other revenues	708	681	755
Total operating revenues	23,113	20,375	21,419
Operating Expenses:
Fuel	4,010	2,967	3,622
Purchased power	978	799	816
Cost of natural gas	1,619	972	1,319
Cost of other sales	357	327	435
Other operations and maintenance	6,088	5,413	5,624
Depreciation and amortization	3,565	3,518	3,038
Taxes other than income taxes	1,290	1,234	1,230
Estimated loss on Plant Vogtle Units 3 and 4	1,692	325	—
Impairment charges	2	—	168
Gain on dispositions, net	(186)	(65)	(2,569)
Total operating expenses	19,415	15,490	13,683
Operating Income	3,698	4,885	7,736
Other Income and (Expense):
Allowance for equity funds used during construction	190	149	128
Earnings from equity method investments	76	153	162
Interest expense, net of amounts capitalized	(1,837)	(1,821)	(1,736)
Impairment of leveraged leases	(7)	(206)	—
Other income (expense), net	456	336	252
Total other income and (expense)	(1,122)	(1,389)	(1,194)
Earnings Before Income Taxes	2,576	3,496	6,542
Income taxes	267	393	1,798
Consolidated Net Income	2,309	3,103	4,744
Dividends on preferred stock of subsidiaries	15	15	15
Net loss attributable to noncontrolling interests	(99)	(31)	(10)
Consolidated Net Income Attributable to Southern Company	$2,393	$3,119	$4,739
Common Stock Data:
Earnings per share —
Basic	$2.26	$2.95	$4.53
Diluted	2.24	2.93	4.50
Average number of shares of common stock outstanding — (in millions)
Basic	1,061	1,058	1,046
Diluted	1,068	1,065	1,054
The accompanying notes are an integral part of these consolidated financial statements.

    Table of Contents                                Index to Financial Statements
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2021, 2020, and 2019
Southern Company and Subsidiary Companies 2021 Annual Report

	2021	2020	2019
	(in millions)
Consolidated Net Income	$2,309	$3,103	$4,744
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $(16), $3, and $(39), respectively	(49)	10	(115)
Reclassification adjustment for amounts included in net income, net of tax of $31, $(13), and $19, respectively	96	(40)	57
Pension and other postretirement benefit plans:
Benefit plan net gain (loss), net of tax of $37, $(17), and $(31), respectively	98	(55)	(64)
Reclassification adjustment for amounts included in net income, net of tax of $5, $3, and $1, respectively	13	10	4
Total other comprehensive income (loss)	158	(75)	(118)
Dividends on preferred stock of subsidiaries	15	15	15
Comprehensive loss attributable to noncontrolling interests	(99)	(31)	(10)
Consolidated Comprehensive Income Attributable to Southern Company	$2,551	$3,044	$4,621
The accompanying notes are an integral part of these consolidated financial statements.

    Table of Contents                                Index to Financial Statements
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2021, 2020, and 2019
Southern Company and Subsidiary Companies 2021 Annual Report

	2021	2020	2019
	(in millions)
Operating Activities:
Consolidated net income	$2,309	$3,103	$4,744
Adjustments to reconcile consolidated net income to net cash provided from operating activities —
Depreciation and amortization, total	3,973	3,905	3,331
Deferred income taxes	(49)	(241)	611
Utilization of federal investment tax credits	288	341	757
Allowance for equity funds used during construction	(190)	(149)	(128)
Pension, postretirement, and other employee benefits	(305)	(259)	(204)
Pension and postretirement funding	—	(2)	(1,136)
Settlement of asset retirement obligations	(456)	(442)	(328)
Storm damage accruals	288	325	168
Stock based compensation expense	144	113	107
Estimated loss on Plant Vogtle Units 3 and 4	1,692	325	—
Impairment charges	91	206	168
Gain on dispositions, net	(176)	(66)	(2,588)
Retail fuel cost under recovery – long-term	(536)	—	—
Natural gas cost under recovery – long-term	(207)	—	—
Other, net	86	(74)	115
Changes in certain current assets and liabilities —
-Receivables	(81)	(222)	630
-Materials and supplies	(130)	(157)	(17)
-Natural gas cost under recovery	(266)	—	—
-Other current assets	(170)	(161)	12
-Accounts payable	(8)	(27)	(693)
-Accrued taxes	(54)	242	117
-Retail fuel cost over recovery	(155)	96	62
-Customer refunds	130	(236)	126
-Other current liabilities	(49)	76	(73)
Net cash provided from operating activities	6,169	6,696	5,781
Investing Activities:
Business acquisitions, net of cash acquired	(345)	(81)	(50)
Property additions	(7,240)	(7,441)	(7,555)
Nuclear decommissioning trust fund purchases	(1,598)	(877)	(888)
Nuclear decommissioning trust fund sales	1,593	871	882
Proceeds from dispositions	917	1,049	5,122
Cost of removal, net of salvage	(442)	(361)	(393)
Change in construction payables, net	(124)	37	(169)
Payments pursuant to LTSAs	(188)	(211)	(234)
Other investing activities	74	(16)	(107)
Net cash used for investing activities	(7,353)	(7,030)	(3,392)
Financing Activities:
Increase (decrease) in notes payable, net	530	(1,096)	640
Proceeds —
Long-term debt	8,262	8,047	5,220
Short-term borrowings	325	615	350
Common stock	73	74	844
Redemptions and repurchases —
Long-term debt	(4,327)	(4,458)	(4,347)
Short-term borrowings	(25)	(840)	(1,850)
Capital contributions from noncontrolling interests	501	363	196
Distributions to noncontrolling interests	(351)	(271)	(256)
Payment of common stock dividends	(2,777)	(2,685)	(2,570)
Other financing activities	(266)	(325)	(157)
Net cash provided from (used for) financing activities	1,945	(576)	(1,930)
Net Change in Cash, Cash Equivalents, and Restricted Cash	761	(910)	459
Cash, Cash Equivalents, and Restricted Cash at Beginning of Year	1,068	1,978	1,519
Cash, Cash Equivalents, and Restricted Cash at End of Year	$1,829	$1,068	$1,978
Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $92, $81, and $74 capitalized, respectively)	$1,718	$1,683	$1,651
Income taxes, net	93	64	276
Noncash transactions —
Accrued property additions at year-end	866	989	932
Contributions from noncontrolling interests	89	12	80
Contributions of wind turbine equipment	82	17	26
The accompanying notes are an integral part of these consolidated financial statements.

    Table of Contents                                Index to Financial Statements
CONSOLIDATED BALANCE SHEETS
At December 31, 2021 and 2020
Southern Company and Subsidiary Companies 2021 Annual Report

Assets	2021	2020
	(in millions)
Current Assets:
Cash and cash equivalents	$1,798	$1,065
Receivables —
Customer accounts	1,806	1,753
Energy marketing	—	516
Unbilled revenues	711	672
Other accounts and notes	523	512
Accumulated provision for uncollectible accounts	(78)	(118)
Materials and supplies	1,543	1,478
Fossil fuel for generation	450	550
Natural gas for sale	362	460
Prepaid expenses	330	276
Assets from risk management activities, net of collateral	151	147
Regulatory assets – asset retirement obligations	219	214
Natural gas cost under recovery	266	—
Other regulatory assets	653	810
Other current assets	231	282
Total current assets	8,965	8,617
Property, Plant, and Equipment:
In service	115,592	110,516
Less: Accumulated depreciation	34,079	32,397
Plant in service, net of depreciation	81,513	78,119
Nuclear fuel, at amortized cost	824	818
Construction work in progress	8,771	8,697
Total property, plant, and equipment	91,108	87,634
Other Property and Investments:
Goodwill	5,280	5,280
Nuclear decommissioning trusts, at fair value	2,542	2,303
Equity investments in unconsolidated subsidiaries	1,282	1,362
Other intangible assets, net of amortization of $307 and $328, respectively	445	487
Leveraged leases	—	556
Miscellaneous property and investments	653	398
Total other property and investments	10,202	10,386
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	1,701	1,802
Deferred charges related to income taxes	824	796
Prepaid pension costs	1,657	—
Unamortized loss on reacquired debt	258	280
Regulatory assets – asset retirement obligations, deferred	5,466	4,934
Other regulatory assets, deferred	5,577	7,198
Other deferred charges and assets	1,776	1,288
Total deferred charges and other assets	17,259	16,298
Total Assets	$127,534	$122,935
The accompanying notes are an integral part of these consolidated financial statements.

    Table of Contents                                Index to Financial Statements
CONSOLIDATED BALANCE SHEETS
At December 31, 2021 and 2020
Southern Company and Subsidiary Companies 2021 Annual Report

Liabilities and Stockholders' Equity	2021	2020
	(in millions)
Current Liabilities:
Securities due within one year	$2,157	$3,507
Notes payable	1,440	609
Energy marketing trade payables	—	494
Accounts payable	2,169	2,312
Customer deposits	479	487
Accrued taxes —
Accrued income taxes	50	130
Other accrued taxes	641	699
Accrued interest	533	513
Accrued compensation	1,070	1,025
Asset retirement obligations	697	585
Operating lease obligations	250	241
Other regulatory liabilities	563	509
Other current liabilities	872	968
Total current liabilities	10,921	12,079
Long-Term Debt	50,120	45,073
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	8,862	8,175
Deferred credits related to income taxes	5,401	5,767
Accumulated deferred ITCs	2,216	2,235
Employee benefit obligations	1,550	2,213
Operating lease obligations, deferred	1,503	1,611
Asset retirement obligations, deferred	10,990	10,099
Other cost of removal obligations	2,103	2,211
Other regulatory liabilities, deferred	485	251
Other deferred credits and liabilities	816	696
Total deferred credits and other liabilities	33,926	33,258
Total Liabilities	94,967	90,410
Redeemable Preferred Stock of Subsidiaries:
Cumulative preferred stock
$100 par or stated value - 4.20% to 4.92% (Authorized - 10 million shares; Outstanding - 0.5 million shares)	48	48
$1 par value - 5.00% (Authorized - 28 million shares; Outstanding - 10 million shares)	243	243
Total redeemable preferred stock of subsidiaries (annual dividend requirement - $15 million)	291	291
Common Stockholders' Equity:
Common stock, par value $5 per share (Authorized - 1.5 billion shares)	5,279	5,268
(Issued - 1.1 billion shares; Treasury - 1.0 million shares)
Paid-in capital	11,950	11,834
Treasury, at cost	(47)	(46)
Retained earnings	10,929	11,311
Accumulated other comprehensive loss	(237)	(395)
Total common stockholders' equity	27,874	27,972
Noncontrolling interests	4,402	4,262
Total Stockholders' Equity (See accompanying statements)	32,276	32,234
Total Liabilities and Stockholders' Equity	$127,534	$122,935
Commitments and Contingent Matters (See notes)
The accompanying notes are an integral part of these consolidated financial statements.

    Table of Contents                                Index to Financial Statements
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2021, 2020, and 2019
Southern Company and Subsidiary Companies 2021 Annual Report

	Southern Company Common Stockholders' Equity
	Number of Common Shares		Common Stock				Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Issued	Treasury	Par Value	Paid-In Capital	Treasury	Retained Earnings			Total
	(in millions)
Balance at December 31, 2018	1,035	(1)	$5,164	$11,094	$(38)	$8,706	$(203)	$4,316	$29,039
Consolidated net income (loss)	—	—	—	—	—	4,739	—	(10)	4,729
Other comprehensive income (loss)	—	—	—	—	—	—	(118)	—	(118)
Issuance of equity units(*)	—	—	—	(198)	—	—	—	—	(198)
Stock issued	19	—	93	751	—	—	—	—	844
Stock-based compensation	—	—	—	66	—	—	—	—	66
Cash dividends of $2.4600 per share	—	—	—	—	—	(2,570)	—	—	(2,570)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	276	276
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(327)	(327)
Other	—	—	—	21	(4)	2	—	(1)	18
Balance at December 31, 2019	1,054	(1)	5,257	11,734	(42)	10,877	(321)	4,254	31,759
Consolidated net income (loss)	—	—	—	—	—	3,119	—	(31)	3,088
Other comprehensive income (loss)	—	—	—	—	—	—	(75)	—	(75)
Stock issued	4	—	11	63	—	—	—	—	74
Stock-based compensation	—	—	—	44	—	—	—	—	44
Cash dividends of $2.5400 per share	—	—	—	—	—	(2,685)	—	—	(2,685)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	307	307
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(271)	(271)
Purchase of membership interests from noncontrolling interests	—	—	—	5	—	—	—	(65)	(60)
Sale of noncontrolling interests	—	—	—	(2)	—	—	—	67	65
Other	—	—	—	(10)	(4)	—	1	1	(12)
Balance at December 31, 2020	1,058	(1)	5,268	11,834	(46)	11,311	(395)	4,262	32,234
Consolidated net income (loss)	—	—	—	—	—	2,393	—	(99)	2,294
Other comprehensive income	—	—	—	—	—	—	158	—	158
Stock issued	3	—	11	62	—	—	—	—	73
Stock-based compensation	—	—	—	62	—	—	—	—	62
Cash dividends of $2.6200 per share	—	—	—	—	—	(2,777)	—	—	(2,777)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	590	590
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(351)	(351)
Other	—	—	—	(8)	(1)	2	—	—	(7)
Balance at December 31, 2021	1,061	(1)	$5,279	$11,950	$(47)	$10,929	$(237)	$4,402	$32,276
(*)See Note 8 under "Equity Units" for additional information.
The accompanying notes are an integral part of these consolidated financial statements.

    Table of Contents                                Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Alabama Power Company
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Alabama Power Company (Alabama Power) (a wholly-owned subsidiary of The Southern Company) as of December 31, 2021 and 2020, the related statements of income, comprehensive income, common stockholder's equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of Alabama Power as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
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
We identified the impact of rate regulation as a critical audit matter due to the significant judgments made by management to support its assertions about impacted account balances and disclosures (e.g., asset retirement costs and the remaining net book values of retired assets) and the high degree of subjectivity involved in assessing the potential impact of future regulatory orders on the financial statements. Management judgments include assessing the likelihood of (1) recovery in future rates of incurred costs, (2) a disallowance of part of the cost of recently completed plant or plant under construction, and/or (3) a refund to customers. Given that management's accounting judgments are based on assumptions about the outcome of future decisions by the Commissions, auditing these judgments required specialized knowledge of accounting for rate regulation and the rate setting process due to its inherent complexities and significant auditor judgment to evaluate management estimates and the subjectivity of audit evidence.
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
February 16, 2022
We have served as Alabama Power's auditor since 2002.

    Table of Contents                                Index to Financial Statements
STATEMENTS OF INCOME
For the Years Ended December 31, 2021, 2020, and 2019
Alabama Power Company 2021 Annual Report

	2021	2020	2019
	(in millions)
Operating Revenues:
Retail revenues	$5,499	$5,213	$5,501
Wholesale revenues, non-affiliates	377	269	258
Wholesale revenues, affiliates	171	46	81
Other revenues	366	302	285
Total operating revenues	6,413	5,830	6,125
Operating Expenses:
Fuel	1,235	970	1,112
Purchased power, non-affiliates	221	191	203
Purchased power, affiliates	147	128	200
Other operations and maintenance	1,735	1,619	1,821
Depreciation and amortization	859	812	793
Taxes other than income taxes	410	416	403
Total operating expenses	4,607	4,136	4,532
Operating Income	1,806	1,694	1,593
Other Income and (Expense):
Allowance for equity funds used during construction	52	46	52
Interest expense, net of amounts capitalized	(340)	(338)	(336)
Other income (expense), net	107	100	46
Total other income and (expense)	(181)	(192)	(238)
Earnings Before Income Taxes	1,625	1,502	1,355
Income taxes	372	337	270
Net Income	1,253	1,165	1,085
Dividends on Preferred Stock	15	15	15
Net Income After Dividends on Preferred Stock	$1,238	$1,150	$1,070
The accompanying notes are an integral part of these financial statements.

    Table of Contents                                Index to Financial Statements
STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2021, 2020, and 2019
Alabama Power Company 2021 Annual Report

	2021	2020	2019
	(in millions)
Net Income	$1,253	$1,165	$1,085
Other comprehensive income:
Qualifying hedges:
Changes in fair value, net of tax of $1, $—, and $—, respectively	2	—	—
Reclassification adjustment for amounts included in net income, net of tax of $2, $2, and $2, respectively	4	4	4
Total other comprehensive income	6	4	4
Comprehensive Income	$1,259	$1,169	$1,089
The accompanying notes are an integral part of these financial statements.

    Table of Contents                                Index to Financial Statements
STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2021, 2020, and 2019
Alabama Power Company 2021 Annual Report

	2021	2020	2019
	(in millions)
Operating Activities:
Net income	$1,253	$1,165	$1,085
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	1,005	963	951
Deferred income taxes	245	78	197
Allowance for equity funds used during construction	(52)	(46)	(52)
Pension, postretirement, and other employee benefits	(106)	(88)	(95)
Pension and postretirement funding	—	(2)	(362)
Settlement of asset retirement obligations	(202)	(219)	(127)
Natural disaster reserve accruals	75	112	138
Retail fuel cost under recovery – long-term	(126)	—	—
Other deferred charges – affiliated	—	—	(42)
Other, net	(51)	50	4
Changes in certain current assets and liabilities —
-Receivables	42	(49)	9
-Materials and supplies	(6)	(47)	23
-Other current assets	44	(66)	(89)
-Accounts payable	(109)	(90)	(41)
-Accrued taxes	(56)	84	49
-Accrued compensation	(7)	(32)	(14)
-Retail fuel cost over recovery	(18)	(31)	47
-Customer refunds	128	(12)	30
-Other current liabilities	(6)	(28)	68
Net cash provided from operating activities	2,053	1,742	1,779
Investing Activities:
Property additions	(1,753)	(1,970)	(1,757)
Nuclear decommissioning trust fund purchases	(638)	(268)	(261)
Nuclear decommissioning trust fund sales	637	267	260
Cost of removal net of salvage	(165)	(98)	(103)
Change in construction payables	(16)	(34)	(71)
Other investing activities	(26)	(19)	(31)
Net cash used for investing activities	(1,961)	(2,122)	(1,963)
Financing Activities:
Proceeds —
Senior notes	1,300	600	600
Pollution control revenue bonds	—	87	—
Redemptions and repurchases —
Senior notes	(200)	(250)	(200)
Pollution control revenue bonds	(65)	(87)	—
Other long-term debt	(206)	—	—
Capital contributions from parent company	636	653	1,240
Payment of common stock dividends	(984)	(957)	(844)
Other financing activities	(43)	(30)	(31)
Net cash provided from financing activities	438	16	765
Net Change in Cash, Cash Equivalents, and Restricted Cash	530	(364)	581
Cash, Cash Equivalents, and Restricted Cash at Beginning of Year	530	894	313
Cash, Cash Equivalents, and Restricted Cash at End of Year	$1,060	$530	$894
Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $15, $15, and $19 capitalized, respectively)	$308	$321	$311
Income taxes, net	185	187	26
Noncash transactions — Accrued property additions at year-end	150	166	200
The accompanying notes are an integral part of these financial statements.

    Table of Contents                                Index to Financial Statements
BALANCE SHEETS
At December 31, 2021 and 2020
Alabama Power Company 2021 Annual Report

Assets	2021	2020
	(in millions)
Current Assets:
Cash and cash equivalents	$1,060	$530
Receivables —
Customer accounts	410	429
Unbilled revenues	138	152
Affiliated	37	31
Other accounts and notes	55	66
Accumulated provision for uncollectible accounts	(14)	(43)
Fossil fuel stock	159	235
Materials and supplies	548	546
Prepaid expenses	41	42
Other regulatory assets	208	226
Other current assets	67	33
Total current assets	2,709	2,247
Property, Plant, and Equipment:
In service	33,135	31,816
Less: Accumulated provision for depreciation	10,313	10,009
Plant in service, net of depreciation	22,822	21,807
Nuclear fuel, at amortized cost	247	270
Construction work in progress	1,147	866
Total property, plant, and equipment	24,216	22,943
Other Property and Investments:
Nuclear decommissioning trusts, at fair value	1,325	1,157
Equity investments in unconsolidated subsidiaries	57	63
Miscellaneous property and investments	126	131
Total other property and investments	1,508	1,351
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	108	151
Deferred charges related to income taxes	240	235
Prepaid pension and other postretirement benefit costs	513	—
Regulatory assets – asset retirement obligations	1,547	1,441
Other regulatory assets, deferred	1,807	2,162
Other deferred charges and assets	334	273
Total deferred charges and other assets	4,549	4,262
Total Assets	$32,982	$30,803
The accompanying notes are an integral part of these financial statements.

    Table of Contents                                Index to Financial Statements
BALANCE SHEETS
At December 31, 2021 and 2020
Alabama Power Company 2021 Annual Report

Liabilities and Stockholder's Equity	2021	2020
	(in millions)
Current Liabilities:
Securities due within one year	$751	$311
Accounts payable —
Affiliated	309	316
Other	459	545
Customer deposits	106	104
Accrued taxes	98	152
Accrued interest	100	90
Accrued compensation	219	212
Asset retirement obligations	320	254
Other regulatory liabilities	215	108
Other current liabilities	125	107
Total current liabilities	2,702	2,199
Long-Term Debt	8,936	8,558
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	3,573	3,273
Deferred credits related to income taxes	1,968	2,016
Accumulated deferred ITCs	88	94
Employee benefit obligations	171	214
Operating lease obligations	66	119
Asset retirement obligations, deferred	4,014	3,720
Other cost of removal obligations	192	335
Other regulatory liabilities, deferred	210	124
Other deferred credits and liabilities	58	50
Total deferred credits and other liabilities	10,340	9,945
Total Liabilities	21,978	20,702
Redeemable Preferred Stock:
Cumulative redeemable preferred stock
$100 par or stated value - 4.20% to 4.92% (Authorized - 3.9 million shares; Outstanding - 0.5 million shares)	48	48
$1 par value - 5.00% (Authorized - 27.5 million shares; Outstanding - 10 million shares: $25 stated value)	243	243
Total redeemable preferred stock (annual dividend requirement - $15 million)	291	291
Common Stockholder's Equity:
Common stock, par value $40 per share (Authorized - 40 million shares; Outstanding - 31 million shares)	1,222	1,222
Paid-in capital	6,056	5,413
Retained earnings	3,448	3,194
Accumulated other comprehensive loss	(13)	(19)
Total common stockholder's equity (See accompanying statements)	10,713	9,810
Total Liabilities and Stockholder's Equity	$32,982	$30,803
Commitments and Contingent Matters (See notes)
The accompanying notes are an integral part of these financial statements.

    Table of Contents                                Index to Financial Statements
STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
For the Years Ended December 31, 2021, 2020, and 2019
Alabama Power Company 2021 Annual Report

	Number of Common Shares Issued	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balance at December 31, 2018	31	$1,222	$3,508	$2,775	$(28)	$7,477
Net income after dividends on preferred stock	—	—	—	1,070	—	1,070
Capital contributions from parent company	—	—	1,247	—	—	1,247
Other comprehensive income	—	—	—	—	4	4
Cash dividends on common stock	—	—	—	(844)	—	(844)
Other	—	—	—	—	1	1
Balance at December 31, 2019	31	1,222	4,755	3,001	(23)	8,955
Net income after dividends on preferred stock	—	—	—	1,150	—	1,150
Capital contributions from parent company	—	—	658	—	—	658
Other comprehensive income	—	—	—	—	4	4
Cash dividends on common stock	—	—	—	(957)	—	(957)
Balance at December 31, 2020	31	1,222	5,413	3,194	(19)	9,810
Net income after dividends on preferred stock	—	—	—	1,238	—	1,238
Capital contributions from parent company	—	—	643	—	—	643
Other comprehensive income	—	—	—	—	6	6
Cash dividends on common stock	—	—	—	(984)	—	(984)
Balance at December 31, 2021	31	$1,222	$6,056	$3,448	$(13)	$10,713
The accompanying notes are an integral part of these financial statements.

    Table of Contents                                Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholder and the Board of Directors of Georgia Power Company
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Georgia Power Company (Georgia Power) (a wholly-owned subsidiary of The Southern Company) as of December 31, 2021 and 2020, the related statements of income, comprehensive income, common stockholder's equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of Georgia Power as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
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
We identified the impact of rate regulation as a critical audit matter due to the significant judgments made by management to support its assertions about impacted account balances and disclosures (e.g., asset retirement costs, property damage reserves, and remaining net book values of retired assets) and the high degree of subjectivity involved in assessing the potential impact of future regulatory orders on the financial statements. Management judgments include assessing the likelihood of (1) recovery in future rates of incurred costs, (2) a disallowance of part of the cost of recently completed plant or plant under construction, and/or (3) a refund to customers. Given that management's accounting judgments are based on assumptions about the outcome of future decisions by the Commissions, auditing these judgments required specialized knowledge of accounting for rate regulation and the rate setting process due to its inherent complexities and significant auditor judgment to evaluate management estimates and the subjectivity of audit evidence.
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
Disclosure of Uncertainties – Plant Vogtle Units 3 and 4 Construction – Refer to Note 2 (Regulatory Matters – Georgia Power – Nuclear Construction) to the financial statements
Critical Audit Matter Description
As discussed in Note 2 to the financial statements, the ultimate recovery of Georgia Power's investment in the construction of Plant Vogtle Units 3 and 4 is subject to multiple uncertainties. Such uncertainties include the potential impact of future decisions by Georgia Power's regulators (particularly the Georgia Public Service Commission) and potential actions by the co-owners of the Vogtle project. In addition, Georgia Power's ability to meet its cost and schedule forecasts could impact its ability to fully recover its investment in the project. While the project is not subject to a cost cap, Georgia Power's cost and schedule forecasts are subject to numerous uncertainties which could impact cost recovery, including ongoing or future challenges with management of contractors and vendors; subcontractor performance; supervision of craft labor and related productivity, particularly in the installation of electrical, mechanical, and instrumentation and controls commodities, ability to attract and retain craft labor, and/or related cost escalation; and procurement and related installation. New challenges may arise, particularly as Units 3 and 4 move into initial testing and start-up, which may result in required engineering changes or remediation related to plant systems, structures, or components (some of which are based on new technology that only within the last few years began initial operation in the global nuclear industry at this scale). The ongoing and potential future challenges described above may change the projected schedule and estimated cost.
In addition, the continuing effects of the COVID-19 pandemic could further disrupt or delay construction, testing, supervisory, and support activities at Plant Vogtle Units 3 and 4. The ultimate recovery of Georgia Power's investment in Plant Vogtle Units 3 and 4 is subject to the outcome of future assessments by management as well as Georgia Public Service Commission decisions in

    Table of Contents                                Index to Financial Statements
future regulatory proceedings. After considering the significant level of uncertainty that exists regarding the future recoverability of these costs since the ultimate outcome of these matters is subject to the outcome of future assessments by management, as well as Georgia PSC decisions in future regulatory proceedings, Georgia Power recorded pre-tax charges to income of $1.692 billion in 2021.
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
•We involved construction specialists to assist in our evaluation of the reasonableness of the projected in-service dates for Plant Vogtle Units 3 and 4 and Georgia Power's processes for on-going evaluation and monitoring of the construction schedule and to assess the disclosures of the uncertainties impacting the ultimate cost recovery of its investment in the construction of these units.
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
•We inspected regulatory filings and transcripts of Georgia Public Service Commission hearings regarding the construction and cost recovery of Plant Vogtle Units 3 and 4 to identify potential challenges to the recovery of Georgia Power's construction costs and to evaluate the disclosures with respect to such uncertainties.
•We inquired of Georgia Power and Southern Company management and internal and external legal counsel regarding any potential legal actions or issues arising from project construction or issues involving the co-owners of the project.
•We monitored the status of reviews and inspections by the Nuclear Regulatory Commission to identify potential impediments to the licensing and commercial operation of the project that could impact the ultimate cost recovery of Plant Vogtle Units 3 and 4.
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
February 16, 2022
We have served as Georgia Power's auditor since 2002.

    Table of Contents                                Index to Financial Statements
STATEMENTS OF INCOME
For the Years Ended December 31, 2021, 2020, and 2019
Georgia Power Company 2021 Annual Report

	2021	2020	2019
	(in millions)
Operating Revenues:
Retail revenues	$8,478	$7,609	$7,707
Wholesale revenues	197	115	140
Other revenues	585	585	561
Total operating revenues	9,260	8,309	8,408
Operating Expenses:
Fuel	1,449	1,141	1,444
Purchased power, non-affiliates	632	540	521
Purchased power, affiliates	859	509	575
Other operations and maintenance	2,213	1,953	1,972
Depreciation and amortization	1,371	1,425	981
Taxes other than income taxes	476	444	454
Estimated loss on Plant Vogtle Units 3 and 4	1,692	325	—
Total operating expenses	8,692	6,337	5,947
Operating Income	568	1,972	2,461
Other Income and (Expense):
Allowance for equity funds used during construction	127	91	68
Interest expense, net of amounts capitalized	(421)	(425)	(409)
Other income (expense), net	142	89	72
Total other income and (expense)	(152)	(245)	(269)
Earnings Before Income Taxes	416	1,727	2,192
Income taxes (benefit)	(168)	152	472
Net Income	$584	$1,575	$1,720
The accompanying notes are an integral part of these financial statements.

    Table of Contents                                Index to Financial Statements
STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2021, 2020, and 2019
Georgia Power Company 2021 Annual Report

	2021	2020	2019
	(in millions)
Net Income	$584	$1,575	$1,720
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $—, $(1), and $(15), respectively	—	(2)	(44)
Reclassification adjustment for amounts included in net income, net of tax of $2, $2, and $1, respectively	6	6	2
Total other comprehensive income (loss)	6	4	(42)
Comprehensive Income	$590	$1,579	$1,678
The accompanying notes are an integral part of these financial statements.

    Table of Contents                                Index to Financial Statements
STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2021, 2020, and 2019
Georgia Power Company 2021 Annual Report

	2021	2020	2019
	(in millions)
Operating Activities:
Net income	$584	$1,575	$1,720
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	1,557	1,607	1,193
Deferred income taxes	(550)	(273)	179
Allowance for equity funds used during construction	(127)	(91)	(68)
Pension, postretirement, and other employee benefits	(148)	(137)	(146)
Pension and postretirement funding	—	—	(200)
Settlement of asset retirement obligations	(210)	(185)	(151)
Storm damage accruals	213	213	30
Retail fuel cost recovery – long-term	(410)	(73)	73
Other deferred charges – affiliated	—	—	(108)
Estimated loss on Plant Vogtle Units 3 and 4	1,692	325	—
Other, net	53	14	50
Changes in certain current assets and liabilities —
-Receivables	81	(114)	177
-Fossil fuel stock	30	(6)	(41)
-Materials and supplies	(82)	(91)	(4)
-Prepaid income taxes	—	—	102
-Other current assets	(30)	(48)	(15)
-Accounts payable	186	59	(92)
-Accrued taxes	21	55	58
-Retail fuel cost over recovery	(113)	113	—
-Customer refunds	1	(223)	116
-Other current liabilities	(1)	64	34
Net cash provided from operating activities	2,747	2,784	2,907
Investing Activities:
Property additions	(3,376)	(3,445)	(3,510)
Nuclear decommissioning trust fund purchases	(960)	(609)	(628)
Nuclear decommissioning trust fund sales	956	604	622
Cost of removal, net of salvage	(149)	(143)	(186)
Change in construction payables, net of joint owner portion	(65)	16	(122)
Payments pursuant to LTSAs	(42)	(86)	(81)
Contributions in aid of construction	65	20	18
Proceeds from dispositions	8	153	14
Other investing activities	(27)	(13)	(12)
Net cash used for investing activities	(3,590)	(3,503)	(3,885)
Financing Activities:
Decrease in notes payable, net	(60)	(55)	(179)
Proceeds —
Senior notes	750	1,500	750
FFB loan	440	848	1,218
Pollution control revenue bonds	122	53	584
Short-term borrowings	—	250	250
Redemptions and repurchases —
Senior notes	(325)	(950)	(500)
FFB loan	(96)	(73)	—
Pollution control revenue bonds	(69)	(336)	(223)
Short-term borrowings	—	(375)	—
Capital contributions from parent company	1,782	1,392	634
Payment of common stock dividends	(1,649)	(1,542)	(1,576)
Other financing activities	(28)	(36)	(40)
Net cash provided from financing activities	867	676	918
Net Change in Cash, Cash Equivalents, and Restricted Cash	24	(43)	(60)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Year	9	52	112
Cash, Cash Equivalents, and Restricted Cash at End of Year	$33	$9	$52
Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $63, $47, and $35 capitalized, respectively)	$382	$380	$373
Income taxes, net	305	373	110
Noncash transactions — Accrued property additions at year-end	479	553	560
The accompanying notes are an integral part of these financial statements.

    Table of Contents                                Index to Financial Statements
BALANCE SHEETS
At December 31, 2021 and 2020
Georgia Power Company 2021 Annual Report

Assets	2021	2020
	(in millions)
Current Assets:
Cash and cash equivalents	$33	$9
Receivables —
Customer accounts	549	621
Unbilled revenues	231	233
Joint owner accounts	116	123
Affiliated	25	21
Other accounts and notes	44	67
Accumulated provision for uncollectible accounts	(2)	(26)
Fossil fuel stock	248	278
Materials and supplies	670	592
Regulatory assets – storm damage	48	213
Regulatory assets – asset retirement obligations	178	166
Other regulatory assets	241	248
Other current assets	178	143
Total current assets	2,559	2,688
Property, Plant, and Equipment:
In service	41,332	39,682
Less: Accumulated provision for depreciation	12,854	12,251
Plant in service, net of depreciation	28,478	27,431
Nuclear fuel, at amortized cost	577	548
Construction work in progress	6,688	6,857
Total property, plant, and equipment	35,743	34,836
Other Property and Investments:
Nuclear decommissioning trusts, at fair value	1,217	1,145
Equity investments in unconsolidated subsidiaries	50	51
Miscellaneous property and investments	69	63
Total other property and investments	1,336	1,259
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	1,157	1,308
Deferred charges related to income taxes	550	527
Prepaid pension costs	563	—
Deferred under recovered fuel clause revenues	410	—
Regulatory assets – asset retirement obligations, deferred	3,688	3,291
Other regulatory assets, deferred	1,964	2,692
Other deferred charges and assets	491	479
Total deferred charges and other assets	8,823	8,297
Total Assets	$48,461	$47,080
The accompanying notes are an integral part of these financial statements.

    Table of Contents                                Index to Financial Statements
BALANCE SHEETS
At December 31, 2021 and 2020
Georgia Power Company 2021 Annual Report

Liabilities and Stockholder's Equity	2021	2020
	(in millions)
Current Liabilities:
Securities due within one year	$675	$542
Notes payable	—	60
Accounts payable —
Affiliated	757	597
Other	702	753
Customer deposits	259	276
Accrued taxes	335	407
Accrued interest	136	130
Accrued compensation	232	233
Operating lease obligations	156	151
Asset retirement obligations	317	287
Over recovered fuel clause revenues	—	113
Other regulatory liabilities	280	228
Other current liabilities	254	254
Total current liabilities	4,103	4,031
Long-Term Debt	13,109	12,428
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	3,019	3,272
Deferred credits related to income taxes	2,321	2,588
Accumulated deferred ITCs	328	273
Employee benefit obligations	402	586
Operating lease obligations, deferred	999	1,156
Asset retirement obligations, deferred	6,507	5,978
Other deferred credits and liabilities	439	267
Total deferred credits and other liabilities	14,015	14,120
Total Liabilities	31,227	30,579
Common Stockholder's Equity:
Common stock, without par value (Authorized - 20 million shares; Outstanding - 9 million shares)	398	398
Paid-in capital	14,153	12,361
Retained earnings	2,724	3,789
Accumulated other comprehensive loss	(41)	(47)
Total common stockholder's equity (See accompanying statements)	17,234	16,501
Total Liabilities and Stockholder's Equity	$48,461	$47,080
Commitments and Contingent Matters (See notes)
The accompanying notes are an integral part of these financial statements.

    Table of Contents                                Index to Financial Statements
STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
For the Years Ended December 31, 2021, 2020, and 2019
Georgia Power Company 2021 Annual Report

	Number of Common Shares Issued	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balance at December 31, 2018	9	$398	$10,322	$3,612	$(9)	$14,323
Net income	—	—	—	1,720	—	1,720
Capital contributions from parent company	—	—	640	—	—	640
Other comprehensive income (loss)	—	—	—	—	(42)	(42)
Cash dividends on common stock	—	—	—	(1,576)	—	(1,576)
Balance at December 31, 2019	9	398	10,962	3,756	(51)	15,065
Net income	—	—	—	1,575	—	1,575
Capital contributions from parent company	—	—	1,399	—	—	1,399
Other comprehensive income	—	—	—	—	4	4
Cash dividends on common stock	—	—	—	(1,542)	—	(1,542)
Balance at December 31, 2020	9	398	12,361	3,789	(47)	16,501
Net income	—	—	—	584	—	584
Capital contributions from parent company	—	—	1,792	—	—	1,792
Other comprehensive income	—	—	—	—	6	6
Cash dividends on common stock	—	—	—	(1,649)	—	(1,649)
Balance at December 31, 2021	9	$398	$14,153	$2,724	$(41)	$17,234
The accompanying notes are an integral part of these financial statements.

    Table of Contents                                Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholder and the Board of Directors of Mississippi Power Company
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Mississippi Power Company (Mississippi Power) (a wholly-owned subsidiary of The Southern Company) as of December 31, 2021 and 2020, the related statements of income, comprehensive income, common stockholder's equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of Mississippi Power as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
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
We identified the impact of rate regulation as a critical audit matter due to the significant judgments made by management to support its assertions about impacted account balances and disclosures (e.g., asset retirement costs, property damage reserves, and the remaining net book values of retired assets) and the high degree of subjectivity involved in assessing the potential impact of future regulatory orders on the financial statements. Management judgments include assessing the likelihood of (1) recovery in future rates of incurred costs, (2) a disallowance of part of the cost of recently completed plant, and/or (3) a refund to customers. Given that management's accounting judgments are based on assumptions about the outcome of future decisions by the Commissions, auditing these judgments required specialized knowledge of accounting for rate regulation and the rate setting process due to its inherent complexities and significant auditor judgment to evaluate management estimates and the subjectivity of audit evidence.
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
February 16, 2022
We have served as Mississippi Power's auditor since 2002.

    Table of Contents                                Index to Financial Statements
STATEMENTS OF INCOME
For the Years Ended December 31, 2021, 2020, and 2019
Mississippi Power Company 2021 Annual Report

	2021	2020	2019
	(in millions)
Operating Revenues:
Retail revenues	$875	$821	$877
Wholesale revenues, non-affiliates	230	215	237
Wholesale revenues, affiliates	188	111	132
Other revenues	29	25	18
Total operating revenues	1,322	1,172	1,264
Operating Expenses:
Fuel	470	350	407
Purchased power	26	22	20
Other operations and maintenance	313	284	307
Depreciation and amortization	180	183	192
Taxes other than income taxes	128	124	113
Total operating expenses	1,117	963	1,039
Operating Income	205	209	225
Other Income and (Expense):
Interest expense, net of amounts capitalized	(60)	(60)	(69)
Other income (expense), net	35	17	13
Total other income and (expense)	(25)	(43)	(56)
Earnings Before Income Taxes	180	166	169
Income taxes	21	14	30
Net Income	$159	$152	$139
The accompanying notes are an integral part of these financial statements.

    Table of Contents                                Index to Financial Statements
STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2021, 2020, and 2019
Mississippi Power Company 2021 Annual Report

	2021	2020	2019
	(in millions)
Net Income	$159	$152	$139
Other comprehensive income:
Qualifying hedges:
Reclassification adjustment for amounts included in net income, net of tax of $—, $—, and $—, respectively	1	1	1
Total other comprehensive income	1	1	1
Comprehensive Income	$160	$153	$140
The accompanying notes are an integral part of these financial statements.

    Table of Contents                                Index to Financial Statements
STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2021, 2020, and 2019
Mississippi Power Company 2021 Annual Report

	2021	2020	2019
	(in millions)
Operating Activities:
Net income	$159	$152	$139
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	213	191	197
Deferred income taxes	(4)	(4)	37
Pension and postretirement funding	—	—	(54)
Settlement of asset retirement obligations	(24)	(22)	(35)
Other, net	(33)	(1)	35
Changes in certain current assets and liabilities —
-Receivables	9	(7)	6
-Prepaid income taxes	3	(3)	12
-Other current assets	(9)	(28)	(8)
-Accounts payable	(35)	20	3
-Accrued taxes	6	10	11
-Over recovered regulatory clause revenues	(34)	5	16
-Other current liabilities	(5)	(15)	(20)
Net cash provided from operating activities	246	298	339
Investing Activities:
Property additions	(213)	(274)	(202)
Payments pursuant to LTSAs	(29)	(28)	(23)
Contributions in aid of construction	15	—	—
Other investing activities	(30)	(21)	(38)
Net cash used for investing activities	(257)	(323)	(263)
Financing Activities:
Increase (decrease) in notes payable, net	(25)	25	—
Proceeds —
Senior notes	525	—	—
Short-term borrowings	—	40	—
Pollution control revenue bonds	—	34	43
Other long-term debt	—	100	—
Redemptions —
Senior notes	—	(275)	(25)
Short-term borrowings	—	(40)	—
Pollution control revenue bonds	—	(41)	—
Other revenue bonds	(320)	—	—
Other long-term debt	(100)	—	—
Capital contributions from parent company	120	85	51
Return of capital to parent company	—	(74)	(150)
Payment of common stock dividends	(157)	(74)	—
Other financing activities	(10)	(2)	(2)
Net cash provided from (used for) financing activities	33	(222)	(83)
Net Change in Cash, Cash Equivalents, and Restricted Cash	22	(247)	(7)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Year	39	286	293
Cash, Cash Equivalents, and Restricted Cash at End of Year	$61	$39	$286
Supplemental Cash Flow Information:
Cash paid (received) during the period for —
Interest (net of $—, $—, and $(1) capitalized, respectively)	$58	$63	$71
Income taxes, net	16	28	(27)
Noncash transactions — Accrued property additions at year-end	25	34	35
The accompanying notes are an integral part of these financial statements.

    Table of Contents                                Index to Financial Statements
BALANCE SHEETS
At December 31, 2021 and 2020
Mississippi Power Company 2021 Annual Report

Assets	2021	2020
	(in millions)
Current Assets:
Cash and cash equivalents	$61	$39
Receivables —
Customer accounts	37	34
Unbilled revenues	34	38
Affiliated	29	32
Other accounts and notes	28	32
Fossil fuel stock	28	24
Materials and supplies	70	65
Other regulatory assets	54	60
Other current assets	41	20
Total current assets	382	344
Property, Plant, and Equipment:
In service	5,106	5,011
Less: Accumulated provision for depreciation	1,591	1,545
Plant in service, net of depreciation	3,515	3,466
Construction work in progress	127	146
Total property, plant, and equipment	3,642	3,612
Other Property and Investments	179	151
Deferred Charges and Other Assets:
Deferred charges related to income taxes	31	32
Prepaid pension costs	79	—
Regulatory assets – asset retirement obligations	232	201
Other regulatory assets, deferred	317	388
Accumulated deferred income taxes	118	129
Other deferred charges and assets	100	55
Total deferred charges and other assets	877	805
Total Assets	$5,080	$4,912
The accompanying notes are an integral part of these financial statements.

    Table of Contents                                Index to Financial Statements
BALANCE SHEETS
At December 31, 2021 and 2020
Mississippi Power Company 2021 Annual Report

Liabilities and Stockholder's Equity	2021	2020
	(in millions)
Current Liabilities:
Securities due within one year	$1	$406
Notes payable	—	25
Accounts payable —
Affiliated	81	63
Other	47	109
Accrued taxes	120	114
Accrued interest	16	15
Accrued compensation	36	34
Asset retirement obligations	30	27
Over recovered regulatory clause liabilities	—	34
Other regulatory liabilities	59	49
Other current liabilities	49	40
Total current liabilities	439	916
Long-Term Debt	1,510	1,013
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	464	447
Deferred credits related to income taxes	269	287
Employee benefit obligations	88	113
Asset retirement obligations, deferred	160	150
Other cost of removal obligations	195	194
Other regulatory liabilities, deferred	64	15
Other deferred credits and liabilities	24	35
Total deferred credits and other liabilities	1,264	1,241
Total Liabilities	3,213	3,170
Common Stockholder's Equity:
Common stock, without par value (Authorized and outstanding - 1 million shares)	38	38
Paid-in capital	4,582	4,460
Accumulated deficit	(2,753)	(2,754)
Accumulated other comprehensive loss	—	(2)
Total common stockholder's equity (See accompanying statements)	1,867	1,742
Total Liabilities and Stockholder's Equity	$5,080	$4,912
Commitments and Contingent Matters (See notes)
The accompanying notes are an integral part of these financial statements.

    Table of Contents                                Index to Financial Statements
STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
For the Years Ended December 31, 2021, 2020, and 2019
Mississippi Power Company 2021 Annual Report

	Number of Common Shares Issued	Common Stock	Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balance at December 31, 2018	1	$38	$4,546	$(2,971)	$(4)	$1,609
Net income	—	—	—	139	—	139
Return of capital to parent company	—	—	(150)	—	—	(150)
Capital contributions from parent company	—	—	53	—	—	53
Other comprehensive income	—	—	—	—	1	1
Balance at December 31, 2019	1	38	4,449	(2,832)	(3)	1,652
Net income	—	—	—	152	—	152
Return of capital to parent company	—	—	(74)	—	—	(74)
Capital contributions from parent company	—	—	86	—	—	86
Other comprehensive income	—	—	—	—	1	1
Cash dividends on common stock	—	—	—	(74)	—	(74)
Other	—	—	(1)	—	—	(1)
Balance at December 31, 2020	1	38	4,460	(2,754)	(2)	1,742
Net income	—	—	—	159	—	159
Capital contributions from parent company	—	—	122	—	—	122
Other comprehensive income	—	—	—	—	1	1
Cash dividends on common stock	—	—	—	(157)	—	(157)
Other	—	—	—	(1)	1	—
Balance at December 31, 2021	1	$38	$4,582	$(2,753)	$—	$1,867
The accompanying notes are an integral part of these financial statements.

    Table of Contents                                Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholder and the Board of Directors of Southern Power Company and Subsidiary Companies
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Southern Power Company and subsidiary companies (Southern Power) (a wholly-owned subsidiary of The Southern Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of Southern Power as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
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
•We evaluated the HLBV models utilized by management to determine whether the models accurately reflect the allocation of income or loss and tax attributes in accordance with the liquidation provisions and allocation terms defined in the agreements, as well as whether the inputs in the models are accurate and complete.
/s/ Deloitte & Touche LLP
Atlanta, Georgia
February 16, 2022
We have served as Southern Power's auditor since 2002.

    Table of Contents                                Index to Financial Statements
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2021, 2020, and 2019
Southern Power Company and Subsidiary Companies 2021 Annual Report

	2021	2020	2019
	(in millions)
Operating Revenues:
Wholesale revenues, non-affiliates	$1,671	$1,355	$1,528
Wholesale revenues, affiliates	515	364	398
Other revenues	30	14	12
Total operating revenues	2,216	1,733	1,938
Operating Expenses:
Fuel	802	470	577
Purchased power	139	74	108
Other operations and maintenance	423	353	362
Depreciation and amortization	517	494	479
Taxes other than income taxes	45	39	40
Loss on sales-type leases	40	—	—
Gain on dispositions, net	(41)	(39)	(23)
Total operating expenses	1,925	1,391	1,543
Operating Income	291	342	395
Other Income and (Expense):
Interest expense, net of amounts capitalized	(147)	(151)	(169)
Other income (expense), net	10	19	47
Total other income and (expense)	(137)	(132)	(122)
Earnings Before Income Taxes	154	210	273
Income taxes (benefit)	(13)	3	(56)
Net Income	167	207	329
Net loss attributable to noncontrolling interests	(99)	(31)	(10)
Net Income Attributable to Southern Power	$266	$238	$339
The accompanying notes are an integral part of these consolidated financial statements.

    Table of Contents                                Index to Financial Statements
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2021, 2020, and 2019
Southern Power Company and Subsidiary Companies 2021 Annual Report

	2021	2020	2019
	(in millions)
Net Income	$167	$207	$329
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $(22), $12, and $(22), respectively	(67)	33	(66)
Reclassification adjustment for amounts included in net income, net of tax of $30, $(22), and $14, respectively	89	(65)	41
Pension and other postretirement benefit plans:
Benefit plan net gain (loss), net of tax of $5, $(4), and $(6), respectively	16	(12)	(17)
Reclassification adjustment for amounts included in net income, net of tax of $1, $1, and $—, respectively	2	2	—
Total other comprehensive income (loss)	40	(42)	(42)
Comprehensive loss attributable to noncontrolling interests	(99)	(31)	(10)
Comprehensive Income Attributable to Southern Power	$306	$196	$297
The accompanying notes are an integral part of these consolidated financial statements.

    Table of Contents                                Index to Financial Statements
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2021, 2020, and 2019
Southern Power Company and Subsidiary Companies 2021 Annual Report

	2021	2020	2019
	(in millions)
Operating Activities:
Net income	$167	$207	$329
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	542	519	505
Deferred income taxes	55	(25)	(74)
Utilization of federal investment tax credits	288	340	734
Amortization of investment tax credits	(58)	(59)	(151)
Income taxes receivable, non-current	5	(20)	25
Pension and postretirement funding	—	—	(24)
Gain on dispositions, net	(41)	(39)	(24)
Loss on sales-type leases	40	—	—
Other, net	(6)	(5)	(6)
Changes in certain current assets and liabilities —
-Receivables	(44)	(4)	72
-Prepaid income taxes	(16)	20	39
-Other current assets	(14)	(30)	(8)
-Accrued taxes	(6)	11	6
-Other current liabilities	39	(14)	(38)
Net cash provided from operating activities	951	901	1,385
Investing Activities:
Business acquisitions, net of cash acquired	(345)	(81)	(50)
Property additions	(396)	(223)	(489)
Change in construction payables	(15)	31	7
Investment in unconsolidated subsidiaries	—	—	(116)
Proceeds from dispositions	24	666	572
Payments pursuant to LTSAs	(82)	(76)	(104)
Other investing activities	11	57	13
Net cash provided from (used for) investing activities	(803)	374	(167)
Financing Activities:
Increase (decrease) in notes payable, net	36	(274)	449
Proceeds —
Senior notes	400	—	—
Short-term borrowings	—	—	100
Redemptions —
Senior notes	(300)	(825)	(600)
Short-term borrowings	—	(100)	(100)
Capital contributions from parent company	8	6	64
Return of capital to parent company	(271)	—	(755)
Capital contributions from noncontrolling interests	501	363	196
Distributions to noncontrolling interests	(351)	(271)	(256)
Purchase of membership interests from noncontrolling interests	—	(60)	—
Payment of common stock dividends	(204)	(201)	(206)
Other financing activities	(14)	(10)	(12)
Net cash used for financing activities	(195)	(1,372)	(1,120)
Net Change in Cash, Cash Equivalents, and Restricted Cash	(47)	(97)	98
Cash, Cash Equivalents, and Restricted Cash at Beginning of Year	182	279	181
Cash, Cash Equivalents, and Restricted Cash at End of Year	$135	$182	$279
Supplemental Cash Flow Information:
Cash paid (received) during the period for —
Interest (net of $6, $11, and $15 capitalized, respectively)	$140	$147	$167
Income taxes, net	(275)	(283)	(664)
Noncash transactions —
Accrued property additions at year-end	72	89	57
Contributions from noncontrolling interests	89	12	80
Contributions of wind turbine equipment	82	17	26
The accompanying notes are an integral part of these consolidated financial statements.

    Table of Contents                                Index to Financial Statements
CONSOLIDATED BALANCE SHEETS
At December 31, 2021 and 2020
Southern Power Company and Subsidiary Companies 2021 Annual Report

Assets	2021	2020
	(in millions)
Current Assets:
Cash and cash equivalents	$107	$182
Receivables —
Customer accounts	139	125
Affiliated	51	37
Other	29	27
Materials and supplies	106	157
Prepaid income taxes	27	11
Other current assets	46	36
Total current assets	505	575
Property, Plant, and Equipment:
In service	14,585	13,904
Less: Accumulated provision for depreciation	3,241	2,842
Plant in service, net of depreciation	11,344	11,062
Construction work in progress	45	127
Total property, plant, and equipment	11,389	11,189
Other Property and Investments:
Intangible assets, net of amortization of $109 and $89, respectively	282	302
Equity investments in unconsolidated subsidiaries	86	19
Net investment in sales-type leases	161	—
Total other property and investments	529	321
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	479	415
Prepaid LTSAs	210	155
Accumulated deferred income taxes	—	262
Income taxes receivable, non-current	20	25
Other deferred charges and assets	258	293
Total deferred charges and other assets	967	1,150
Total Assets	$13,390	$13,235
The accompanying notes are an integral part of these consolidated financial statements.

    Table of Contents                                Index to Financial Statements
CONSOLIDATED BALANCE SHEETS
At December 31, 2021 and 2020
Southern Power Company and Subsidiary Companies 2021 Annual Report

Liabilities and Stockholders' Equity	2021	2020
	(in millions)
Current Liabilities:
Securities due within one year	$679	$299
Notes payable	211	175
Accounts payable —
Affiliated	92	65
Other	85	92
Accrued taxes	14	30
Accrued interest	32	32
Other current liabilities	140	132
Total current liabilities	1,253	825
Long-Term Debt	3,009	3,393
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	215	123
Accumulated deferred ITCs	1,614	1,672
Operating lease obligations	497	426
Other deferred credits and liabilities	204	165
Total deferred credits and other liabilities	2,530	2,386
Total Liabilities	6,792	6,604
Common Stockholder's Equity:
Common stock, par value $0.01 per share (Authorized - 1.0 million shares; Outstanding - 1,000 shares)	—	—
Paid-in capital	638	914
Retained earnings	1,585	1,522
Accumulated other comprehensive loss	(27)	(67)
Total common stockholder's equity	2,196	2,369
Noncontrolling Interests	4,402	4,262
Total Stockholders' Equity (See accompanying statements)	6,598	6,631
Total Liabilities and Stockholders' Equity	$13,390	$13,235
Commitments and Contingent Matters (See notes)
The accompanying notes are an integral part of these consolidated financial statements.

    Table of Contents                                Index to Financial Statements
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2021, 2020, and 2019
Southern Power Company and Subsidiary Companies 2021 Annual Report

	Number of Common Shares Issued	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Common Stockholder's Equity	Noncontrolling Interests	Total
	(in millions)
Balance at December 31, 2018	—	$—	$1,600	$1,352	$16	$2,968	$4,316	$7,284
Net income (loss)	—	—	—	339	—	339	(10)	329
Return of capital to parent company	—	—	(755)	—	—	(755)	—	(755)
Capital contributions from parent company	—	—	64	—	—	64	—	64
Other comprehensive income (loss)	—	—	—	—	(42)	(42)	—	(42)
Cash dividends on common stock	—	—	—	(206)	—	(206)	—	(206)
Capital contributions from noncontrolling interests	—	—	—	—	—	—	276	276
Distributions to noncontrolling interests	—	—	—	—	—	—	(327)	(327)
Other	—	—	—	—	—	—	(1)	(1)
Balance at December 31, 2019	—	—	909	1,485	(26)	2,368	4,254	6,622
Net income (loss)	—	—	—	238	—	238	(31)	207
Capital contributions from parent company	—	—	2	—	—	2	—	2
Other comprehensive income (loss)	—	—	—	—	(42)	(42)	—	(42)
Cash dividends on common stock	—	—	—	(201)	—	(201)	—	(201)
Capital contributions from noncontrolling interests	—	—	—	—	—	—	307	307
Distributions to noncontrolling interests	—	—	—	—	—	—	(271)	(271)
Purchase of membership interests from noncontrolling interests	—	—	5	—	—	5	(65)	(60)
Sale of noncontrolling interests(*)	—	—	(2)	—	—	(2)	67	65
Other	—	—	—	—	1	1	1	2
Balance at December 31, 2020	—	—	914	1,522	(67)	2,369	4,262	6,631
Net income (loss)	—	—	—	266	—	266	(99)	167
Return of capital to parent company	—	—	(271)	—	—	(271)	—	(271)
Capital contributions from parent company	—	—	10	—	—	10	—	10
Other comprehensive income	—	—	—	—	40	40	—	40
Cash dividends on common stock	—	—	—	(204)	—	(204)	—	(204)
Capital contributions from noncontrolling interests	—	—	—	—	—	—	590	590
Distributions to noncontrolling interests	—	—	—	—	—	—	(351)	(351)
Other	—	—	(15)	1	—	(14)	—	(14)
Balance at December 31, 2021	—	$—	$638	$1,585	$(27)	$2,196	$4,402	$6,598
(*)See Note 15 under "Southern Power" for additional information.
The accompanying notes are an integral part of these consolidated financial statements.

    Table of Contents                                Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholder and the Board of Directors of Southern Company Gas and Subsidiary Companies
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Southern Company Gas and subsidiary companies (Southern Company Gas) (a wholly-owned subsidiary of The Southern Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, common stockholder's equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of Southern Company Gas as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We did not audit the financial statements of Southern Natural Gas Company, L.L.C. (SNG), Southern Company Gas' investment which is accounted for by the use of the equity method. The accompanying consolidated financial statements of Southern Company Gas include its equity investment in SNG of $1,129 million and $1,167 million as of December 31, 2021 and December 31, 2020, respectively, and its earnings from its equity method investment in SNG of $127 million, $129 million, and $141 million for the years ended December 31, 2021, 2020, and 2019, respectively. Those statements were audited by other auditors whose reports (which express unqualified opinions on SNG's financial statements and contain an emphasis of matter paragraph calling attention to SNG's significant transactions with related parties) have been furnished to us, and our opinion, insofar as it relates to the amounts included for SNG, is based solely on the reports of the other auditors.
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
Impact of Rate Regulation on the Financial Statements – Refer to Note 1 (Summary of Significant Accounting Policies – Regulatory Assets and Liabilities) and Note 2 (Regulatory Matters – Southern Company Gas) to the financial statements
Critical Audit Matter Description
Southern Company Gas' natural gas distribution utilities (the "regulated utility subsidiaries"), which represent approximately 84% of Southern Company Gas' consolidated revenues, are subject to rate regulation in Georgia, Illinois, Tennessee, and Virginia by their respective state Public Service Commission or other applicable state regulatory agencies (collectively, the "Commissions"). Management has determined it meets the requirements under accounting principles generally accepted in the United States of America to prepare its financial statements applying the specialized rules to account for the effects of regulation. Accounting for the economics of rate regulation impacts multiple financial statement line items and disclosures, including, but not limited to,

    Table of Contents                                Index to Financial Statements
property, plant, and equipment; other regulatory assets; other regulatory liabilities; other cost of removal obligations; deferred charges and credits related to income taxes; operating revenues; other operations and maintenance expenses; and depreciation and amortization.
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
February 16, 2022
We have served as Southern Company Gas' auditor since 2016.

    Table of Contents                                Index to Financial Statements
Report of Independent Registered Public Accounting Firm

Board of Directors and Members
Southern Natural Gas Company, L.L.C.
Houston, Texas

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Southern Natural Gas Company, LLC (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of income, members' equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
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

    Table of Contents                                Index to Financial Statements
Postretirement Benefit Obligation
At December 31, 2021, the Company's postretirement benefit obligation was $19 million and the Company's plan assets were $73 million, resulting in a net asset position of $54 million. As described in Note 5 of the consolidated financial statements, the postretirement benefit obligation is primarily based on actuarial calculations, which include various significant assumptions.
We identified the Company's estimate of the postretirement benefit obligation as a critical audit matter. Auditing the postretirement benefit obligation required complex auditor judgment due to the highly judgmental nature of the actuarial assumptions used in the calculation, which include the discount rate and the expected return on plan assets. These assumptions had a significant effect on the postretirement benefit obligation calculation.
The primary procedures we performed to address this critical audit matter included:
•Comparing the actuarial assumptions used by management with historical trends and evaluating the change in the postretirement benefit obligation from prior year due to changes in assumptions.
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
February 7, 2022

    Table of Contents                                Index to Financial Statements
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2021, 2020, and 2019
Southern Company Gas and Subsidiary Companies 2021 Annual Report

	2021	2020	2019
	(in millions)
Operating Revenues:
Natural gas revenues (includes revenue taxes of $122, $107, and $117, respectively)	$4,369	$3,431	$3,793
Alternative revenue programs	11	3	(1)
Total operating revenues	4,380	3,434	3,792
Operating Expenses:
Cost of natural gas	1,619	972	1,319
Other operations and maintenance	1,072	966	888
Depreciation and amortization	536	500	487
Taxes other than income taxes	225	206	213
Impairment charges	—	—	115
Gain on dispositions, net	(127)	(22)	—
Total operating expenses	3,325	2,622	3,022
Operating Income	1,055	812	770
Other Income and (Expense):
Earnings from equity method investments	50	141	157
Interest expense, net of amounts capitalized	(238)	(231)	(232)
Other income (expense), net	(53)	41	20
Total other income and (expense)	(241)	(49)	(55)
Earnings Before Income Taxes	814	763	715
Income taxes	275	173	130
Net Income	$539	$590	$585
The accompanying notes are an integral part of these consolidated financial statements.

    Table of Contents                                Index to Financial Statements
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2021, 2020, and 2019
Southern Company Gas and Subsidiary Companies 2021 Annual Report

	2021	2020	2019
	(in millions)
Net Income	$539	$590	$585
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $5, $(8), and $(2), respectively	17	(21)	(5)
Reclassification adjustment for amounts included in net income, net of tax of $(5), $3, and $—, respectively	(11)	7	2
Pension and other postretirement benefit plans:
Benefit plan net gain (loss), net of tax of $17, $(3), and $(14), respectively	40	(15)	(16)
Total other comprehensive income (loss)	46	(29)	(19)
Comprehensive Income	$585	$561	$566
The accompanying notes are an integral part of these consolidated financial statements.

    Table of Contents                                Index to Financial Statements
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2021, 2020, and 2019
Southern Company Gas and Subsidiary Companies 2021 Annual Report

	2021	2020	2019
	(in millions)
Operating Activities:
Consolidated net income	$539	$590	$585
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	536	500	487
Deferred income taxes	259	56	213
Pension and postretirement funding	—	—	(145)
Impairment charges	84	—	115
Gain on dispositions, net	(127)	(22)	—
Mark-to-market adjustments	194	61	(56)
Natural gas cost under recovery – long-term	(207)	—	—
Other, net	(30)	(29)	(55)
Changes in certain current assets and liabilities —
-Receivables	(143)	(93)	467
-Natural gas for sale	8	18	44
-Prepaid income taxes	(82)	19	40
-Natural gas cost under recovery	(266)	—	—
-Other current assets	(116)	(10)	31
-Accounts payable	40	103	(520)
-Accrued taxes	45	13	(69)
-Accrued compensation	23	7	1
-Other current liabilities	(94)	(6)	(71)
Net cash provided from operating activities	663	1,207	1,067
Investing Activities:
Property additions	(1,421)	(1,471)	(1,408)
Cost of removal, net of salvage	(106)	(100)	(82)
Change in construction payables, net	(29)	20	24
Investments in unconsolidated subsidiaries	(5)	(79)	(31)
Returned investment in unconsolidated subsidiaries	22	13	67
Proceeds from dispositions	150	211	32
Other investing activities	10	(11)	12
Net cash used for investing activities	(1,379)	(1,417)	(1,386)
Financing Activities:
Increase (decrease) in notes payable, net	585	(326)	—
Proceeds —
Senior notes	450	500	—
Short-term borrowings	300	—	—
First mortgage bonds	200	325	300
Redemptions and repurchases —
Senior notes	(300)	—	(300)
Medium-term notes	(30)	—	—
First mortgage bonds	—	—	(50)
Capital contributions from parent company	72	216	821
Payment of common stock dividends	(530)	(533)	(471)
Other financing activities	(2)	(2)	(2)
Net cash provided from financing activities	745	180	298
Net Change in Cash, Cash Equivalents, and Restricted Cash	29	(30)	(21)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Year	19	49	70
Cash, Cash Equivalents, and Restricted Cash at End of Year	$48	$19	$49
Supplemental Cash Flow Information:
Cash paid (received) during the period for —
Interest (net of $8, $7, and $6 capitalized, respectively)	$244	$232	$251
Income taxes, net	57	25	(41)
Noncash transactions — Accrued property additions at year-end	113	142	122
The accompanying notes are an integral part of these consolidated financial statements.

    Table of Contents                                Index to Financial Statements
CONSOLIDATED BALANCE SHEETS
At December 31, 2021 and 2020
Southern Company Gas and Subsidiary Companies 2021 Annual Report

Assets	2021	2020
	(in millions)
Current Assets:
Cash and cash equivalents	$45	$17
Receivables —
Energy marketing	—	516
Customer accounts	462	353
Unbilled revenues	278	219
Other accounts and notes	49	55
Accumulated provision for uncollectible accounts	(39)	(40)
Natural gas for sale	362	460
Prepaid expenses	114	48
Assets from risk management activities, net of collateral	33	118
Natural gas cost under recovery	266	—
Other regulatory assets	136	102
Other current assets	49	38
Total current assets	1,755	1,886
Property, Plant, and Equipment:
In service	18,880	17,611
Less: Accumulated depreciation	5,067	4,821
Plant in service, net of depreciation	13,813	12,790
Construction work in progress	684	648
Total property, plant, and equipment	14,497	13,438
Other Property and Investments:
Goodwill	5,015	5,015
Equity investments in unconsolidated subsidiaries	1,173	1,290
Other intangible assets, net of amortization of $145 and $195, respectively	37	51
Miscellaneous property and investments	19	19
Total other property and investments	6,244	6,375
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	70	81
Prepaid pension costs	175	70
Other regulatory assets, deferred	689	615
Other deferred charges and assets	130	165
Total deferred charges and other assets	1,064	931
Total Assets	$23,560	$22,630
The accompanying notes are an integral part of these consolidated financial statements.

    Table of Contents                                Index to Financial Statements
CONSOLIDATED BALANCE SHEETS
At December 31, 2021 and 2020
Southern Company Gas and Subsidiary Companies 2021 Annual Report

Liabilities and Stockholder's Equity	2021	2020
	(in millions)
Current Liabilities:
Securities due within one year	$47	$333
Notes payable	1,209	324
Energy marketing trade payables	—	494
Accounts payable —
Affiliated	58	56
Other	361	373
Customer deposits	95	90
Accrued taxes	124	83
Accrued interest	59	58
Accrued compensation	110	106
Other regulatory liabilities	8	122
Other current liabilities	155	150
Total current liabilities	2,226	2,189
Long-term Debt	6,855	6,293
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	1,555	1,265
Deferred credits related to income taxes	816	847
Employee benefit obligations	176	283
Operating lease obligations	59	67
Other cost of removal obligations	1,683	1,649
Accrued environmental remediation	197	216
Other deferred credits and liabilities	77	54
Total deferred credits and other liabilities	4,563	4,381
Total Liabilities	13,644	12,863
Common Stockholder’s Equity:
Common stock, par value $0.01 per share (Authorized - 100 million shares; Outstanding - 100 shares)
Paid-in capital	10,024	9,930
Accumulated deficit	(132)	(141)
Accumulated other comprehensive income (loss)	24	(22)
Total common stockholder's equity (See accompanying statements)	9,916	9,767
Total Liabilities and Stockholder's Equity	$23,560	$22,630
Commitments and Contingent Matters (See notes)
The accompanying notes are an integral part of these consolidated financial statements.

    Table of Contents                                Index to Financial Statements
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
For the Years Ended December 31, 2021, 2020, and 2019
Southern Company Gas and Subsidiary Companies 2021 Annual Report

	Number of Common Shares Issued	Common Stock	Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balance at December 31, 2018	—	$—	$8,856	$(312)	$26	$8,570
Net income	—	—	—	585	—	585
Capital contributions from parent company	—	—	841	—	—	841
Other comprehensive income (loss)	—	—	—	—	(19)	(19)
Cash dividends on common stock	—	—	—	(471)	—	(471)
Balance at December 31, 2019	—	—	9,697	(198)	7	9,506
Net income	—	—	—	590	—	590
Capital contributions from parent company	—	—	233	—	—	233
Other comprehensive income (loss)	—	—	—	—	(29)	(29)
Cash dividends on common stock	—	—	—	(533)	—	(533)
Balance at December 31, 2020	—	—	9,930	(141)	(22)	9,767
Net income	—	—	—	539	—	539
Capital contributions from parent company	—	—	94	—	—	94
Other comprehensive income	—	—	—	—	46	46
Cash dividends on common stock	—	—	—	(530)	—	(530)
Balance at December 31, 2021	—	$—	$10,024	$(132)	$24	$9,916
The accompanying notes are an integral part of these consolidated financial statements.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS
Southern Company and Subsidiary Companies 2021 Annual Report

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
Southern Company and Subsidiary Companies 2021 Annual Report
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
General
Southern Company is the parent company of three traditional electric operating companies, as well as Southern Power, Southern Company Gas, SCS, Southern Linc, Southern Holdings, Southern Nuclear, PowerSecure, and other direct and indirect subsidiaries. The traditional electric operating companies – Alabama Power, Georgia Power, and Mississippi Power – are vertically integrated utilities providing electric service in three Southeastern states. Southern Power develops, constructs, acquires, owns, and manages power generation assets, including renewable energy projects, and sells electricity at market-based rates in the wholesale market. Southern Company Gas distributes natural gas through natural gas distribution utilities, including Nicor Gas (Illinois), Atlanta Gas Light (Georgia), Virginia Natural Gas, and Chattanooga Gas (Tennessee). Southern Company Gas is also involved in several other complementary businesses including gas pipeline investments and gas marketing services. Prior to the sale of Sequent on July 1, 2021, these businesses also included wholesale gas services. SCS, the system service company, provides, at cost, specialized services to Southern Company and its subsidiary companies. Southern Linc provides digital wireless communications for use by Southern Company and its subsidiary companies and also markets these services to the public and provides fiber optics services within the Southeast. Southern Holdings is an intermediate holding company subsidiary. Southern Nuclear operates and provides services to the Southern Company system's nuclear power plants, including Alabama Power's Plant Farley and Georgia Power's Plant Hatch and Plant Vogtle Units 1 and 2, and is currently managing construction and start-up of Plant Vogtle Units 3 and 4, which are co-owned by Georgia Power. PowerSecure develops distributed energy and resilience solutions and deploys microgrids for commercial, industrial, governmental, and utility customers. See Note 15 for information regarding the sale of Sequent.
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
Recently Adopted Accounting Standards
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (ASU 2020-04) providing temporary guidance to ease the potential burden in accounting for reference rate reform primarily resulting from the discontinuation of LIBOR, which began phasing out on December 31, 2021. The amendments in ASU 2020-04 are elective and apply to all entities that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued. The new guidance (i) simplifies accounting analyses under current GAAP for contract modifications; (ii) simplifies the assessment of hedge effectiveness and allows hedging relationships affected by reference rate reform to continue; and (iii) allows a one-time election to sell or transfer debt securities classified as held to maturity that reference a rate affected by reference rate reform. An entity may elect to apply the amendments prospectively from March 12, 2020 through December 31, 2022 by accounting topic. The Registrants have elected to apply the amendments to modifications of debt arrangements that meet the scope of ASU 2020-04.
The Registrants currently reference LIBOR for certain debt and hedging arrangements. In addition, certain provisions in PPAs at Southern Power include references to LIBOR. Contract language has been, or is expected to be, incorporated into each of these agreements to address the transition to an alternative rate for agreements that will be in place at the transition date. While no material impacts are expected from modifications to the arrangements and effective hedging relationships are expected to

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
continue, the Registrants will continue to evaluate the provisions of ASU 2020–04 and the impacts of transitioning to an alternative rate, and the ultimate outcome of the transition cannot be determined at this time. See Note 14 under "Interest Rate Derivatives" for additional information.
Affiliate Transactions
The traditional electric operating companies, Southern Power, and Southern Company Gas have agreements with SCS under which certain of the following services are rendered to them at direct or allocated cost: general executive and advisory, general and design engineering, operations, purchasing, accounting, finance, treasury, legal, tax, information technology, marketing, auditing, insurance and pension administration, human resources, systems and procedures, digital wireless communications, cellular tower space, and other services with respect to business and operations, construction management, and Southern Company power pool transactions. These costs are primarily included in other operations and maintenance expenses or capitalized to property, plant, and equipment. Costs for these services from SCS in 2021, 2020, and 2019 were as follows:

	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
2021	$504	$663	$120	$89	$239
2020	478	639	149	87	237
2019	527	704	118	90	183
Alabama Power and Georgia Power also have agreements with Southern Nuclear under which Southern Nuclear renders the following nuclear-related services at cost: general executive and advisory services; general operations, management, and technical services; administrative services including procurement, accounting, employee relations, systems, and procedures services; strategic planning and budgeting services; other services with respect to business and operations; and, for Georgia Power, construction management. These costs are primarily included in other operations and maintenance expenses or capitalized to property, plant, and equipment. Costs for these services in 2021, 2020, and 2019 amounted to $258 million, $262 million, and $256 million, respectively, for Alabama Power and $906 million, $883 million, and $760 million, respectively, for Georgia Power. See Note 2 under "Georgia Power – Nuclear Construction" for additional information regarding Southern Nuclear's construction management of Plant Vogtle Units 3 and 4 for Georgia Power.
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
Alabama Power's and Georgia Power's power purchases from affiliates through the Southern Company power pool are included in purchased power, affiliates on their respective statements of income. Mississippi Power's and Southern Power's power purchases from affiliates through the Southern Company power pool are included in purchased power on their respective statements of income and were as follows:

	Mississippi Power	Southern Power
	(in millions)
2021	$9	$15
2020	4	8
2019	3	14
Georgia Power has entered into several PPAs with Southern Power for capacity and energy. Georgia Power's total expenses associated with these PPAs were $132 million, $141 million, and $177 million in 2021, 2020, and 2019, respectively. Southern Power's total revenues from all PPAs with Georgia Power, included in wholesale revenue affiliates on Southern Power's consolidated statements of income, were $139 million, $139 million, and $174 million for 2021, 2020, and 2019, respectively. Included within these revenues were affiliate PPAs accounted for as operating leases, which totaled $112 million, $115 million, and $116 million for 2021, 2020, and 2019, respectively. See Note 9 for additional information.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
SCS (as agent for Alabama Power, Georgia Power, and Southern Power) and Southern Company Gas have long-term interstate natural gas transportation agreements with SNG that are governed by the terms and conditions of SNG's natural gas tariff and are subject to FERC regulation. See Note 7 under "Southern Company Gas – Equity Method Investments" for additional information. Transportation costs under these agreements in 2021, 2020, and 2019 were as follows:

	Alabama Power	Georgia Power	Southern Power	Southern Company Gas
	(in millions)
2021	$14	$108	$31	$29
2020	15	108	29	29
2019	17	99	28	31
In 2018, SNG purchased the natural gas lateral pipeline serving Plant McDonough Units 4 through 6 from Georgia Power at net book value, as approved by the Georgia PSC. In 2020, SNG paid Georgia Power $142 million, which included $71 million contributed to SNG by Southern Company Gas for its proportionate share. During the interim period, Georgia Power received a discounted shipping rate to reflect the deferred consideration and SNG constructed an extension to the pipeline.
SCS, as agent for the traditional electric operating companies and Southern Power, has agreements with certain subsidiaries of Southern Company Gas to purchase natural gas. Natural gas purchases made under these agreements were immaterial for Alabama Power, Georgia Power, and Mississippi Power for all periods presented and $18 million, $26 million, and $64 million for Southern Power in 2021, 2020, and 2019, respectively.
Alabama Power and Mississippi Power jointly own Plant Greene County. The companies have an agreement under which Alabama Power operates Plant Greene County and Mississippi Power reimburses Alabama Power for its proportionate share of non-fuel operations and maintenance expenses, which totaled $10 million, $9 million, and $9 million in 2021, 2020, and 2019, respectively. See Note 5 under "Joint Ownership Agreements" for additional information.
Alabama Power and Georgia Power each have agreements with PowerSecure for equipment purchases and/or services related to utility infrastructure construction, distributed energy, and energy efficiency projects. Costs under these agreements were immaterial for all periods presented.
See Note 7 under "SEGCO" for information regarding Alabama Power's and Georgia Power's equity method investment in SEGCO and related affiliate purchased power costs, as well as Alabama Power's gas pipeline ownership agreement with SEGCO.
Southern Power has several agreements with SCS for transmission services, which are billed to Southern Power based on the Southern Company Open Access Transmission Tariff as filed with the FERC. Transmission services purchased by Southern Power from SCS totaled $28 million, $15 million, and $15 million for 2021, 2020, and 2019, respectively, and were charged to other operations and maintenance expenses in Southern Power's consolidated statements of income.
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
Southern Company and Subsidiary Companies 2021 Annual Report
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
Southern Power
Southern Power sells capacity and energy at rates specified under contractual terms in long-term PPAs. These PPAs are accounted for as leases, non-derivatives, or normal sale derivatives. Capacity revenues from PPAs classified as operating leases are recognized on a straight-line basis over the term of the agreement. Energy revenues are recognized in the period the energy is delivered. Capacity revenues from PPAs classified as sales-type leases are recognized by accounting for interest income on the net investment in the lease.
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
Southern Company and Subsidiary Companies 2021 Annual Report
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
The tariffs for the natural gas distribution utilities include provisions which allow for the recognition of certain revenues prior to the time such revenues are billed to customers. These provisions are referred to as alternative revenue programs and provide for the recognition of certain revenues prior to billing, as long as the amounts recognized will be collected from customers within 24 months of recognition. These programs are as follows:
•Weather normalization adjustments – reduce customer bills when winter weather is colder than normal and increase customer bills when weather is warmer than normal and are included in the tariffs for Virginia Natural Gas and Chattanooga Gas;
•Revenue normalization mechanisms – mitigate the impact of conservation and declining customer usage and are contained in the tariffs for Virginia Natural Gas and Nicor Gas (effective November 1, 2019); and
•Revenue true-up adjustment – included within the provisions of the GRAM program in which Atlanta Gas Light participates as a short-term alternative to formal rate case filings, the revenue true-up feature provides for a positive (or negative) adjustment to record revenue in the amount of any variance to budgeted revenues, which are submitted and approved annually as a requirement of GRAM. Such adjustments are reflected in customer billings in a subsequent program year.
Wholesale Gas Services
Prior to the sale of Sequent on July 1, 2021, Southern Company Gas netted revenues from energy and risk management activities with the associated costs. Profits from sales between segments were eliminated and recognized as goods or services sold to end-use customers. Southern Company Gas recorded wholesale gas services' transactions that qualified as derivatives at fair value with changes in fair value recognized in earnings in the period of change and characterized as unrealized gains or losses. Gains

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
and losses on derivatives held for energy trading purposes were presented on a net basis in revenue. See Note 15 under "Southern Company Gas" for additional information on the sale of Sequent.
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
Concentration of Revenue
Southern Company, Alabama Power, Georgia Power, Mississippi Power (with the exception of its full requirements cost-based MRA electric tariffs described below), Southern Power, and Southern Company Gas each have a diversified base of customers and no single customer or industry comprises 10% or more of each company's revenues.
Mississippi Power provides service under long-term contracts with rural electric cooperative associations and a municipality located in southeastern Mississippi under full requirements cost-based MRA electric tariffs, which are subject to regulation by the FERC. The contracts with these wholesale customers represented 14.3% of Mississippi Power's total operating revenues in 2021 and are generally subject to 10-year rolling cancellation notices. Historically, these wholesale customers have acted as a group and any changes in contractual relationships for one customer are likely to be followed by the other wholesale customers.
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
Southern Company and Subsidiary Companies 2021 Annual Report
benefit of this basis difference as a reduction to income tax expense in the year in which the plant reaches commercial operation. State ITCs are recognized as an income tax benefit in the period in which the credits are generated. In addition, certain projects are eligible for federal and state PTCs, which are recognized as an income tax benefit based on KWH production.
Federal ITCs and PTCs, as well as state ITCs and other state tax credits available to reduce income taxes payable, were not fully utilized in 2021 and will be carried forward and utilized in future years. In addition, Southern Company is expected to have various state net operating loss (NOL) carryforwards for certain of its subsidiaries, including Mississippi Power and Southern Power, which would result in income tax benefits in the future, if utilized. See Note 10 under "Current and Deferred Income Taxes – Tax Credit Carryforwards" and " – Net Operating Loss Carryforwards" for additional information.
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
Southern Company Gas is taxed on its gas revenues by various governmental authorities, but is allowed to recover these taxes from its customers. Revenue taxes imposed on the natural gas distribution utilities are recorded at the amount charged to customers, which may include a small administrative fee, as operating revenues, and the related taxes imposed on Southern Company Gas are recorded as operating expenses on the statements of income. Revenue taxes included in operating expenses were $119 million, $104 million, and $114 million in 2021, 2020, and 2019, respectively.
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
Total AFUDC and interest capitalized for the Registrants in 2021, 2020, and 2019 was as follows:

	Southern Company	Alabama Power	Georgia Power(*)	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
2021	$282	$68	$190	$—	$6	$18
2020	230	61	138	1	11	18
2019	202	71	103	—	15	13
(*)See Note 2 under "Georgia Power – Nuclear Construction" for information on the inclusion of a portion of construction costs related to Plant Vogtle Units 3 and 4 in Georgia Power's rate base.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
The average AFUDC composite rates for 2021, 2020, and 2019 for the traditional electric operating companies and the natural gas distribution utilities were as follows:

	2021	2020	2019
Alabama Power	7.9%	8.1%	8.4%
Georgia Power(*)	7.2%	6.9%	6.9%
Mississippi Power	2.5%	5.4%	7.3%
Southern Company Gas:
Atlanta Gas Light	7.7%	7.7%	7.8%
Chattanooga Gas	7.1%	7.1%	7.1%
Nicor Gas	0.1%	0.7%	2.3%
(*)Excludes AFUDC related to the construction of Plant Vogtle Units 3 and 4. See Note 2 under "Georgia Power – Nuclear Construction" for additional information.
Impairment of Long-Lived Assets
The Registrants evaluate long-lived assets and finite-lived intangible assets for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The determination of whether an impairment has occurred is based on either a specific regulatory disallowance, a sales transaction price that is less than the asset group's carrying value, or an estimate of undiscounted future cash flows attributable to the asset group, as compared with the carrying value of the assets. If an impairment has occurred, the amount of the impairment recognized is determined by either the amount of regulatory disallowance or by estimating the fair value of the assets and recording a loss if the carrying value is greater than the fair value. For assets identified as held for sale, the carrying value is compared to the estimated fair value less the cost to sell in order to determine if an impairment loss is required. Until the assets are disposed of, their estimated fair value is re-evaluated when circumstances or events change. See Notes 7 and 9 under "Southern Company Gas" and "Southern Company Leveraged Lease," respectively, and Note 15 under "Southern Company" and "Southern Company Gas" for information regarding impairment charges recorded during the periods presented.
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
Goodwill is not amortized, but is subject to an annual impairment test during the fourth quarter of each year, or more frequently if impairment indicators arise. Southern Company and Southern Company Gas each evaluated its goodwill in the fourth quarter 2021 and determined no impairment was required. See Note 15 under "Southern Company" for information regarding impairments to goodwill and other intangible assets recorded in 2019.
At December 31, 2021 and 2020, goodwill was as follows:

Goodwill
(in millions)
Southern Company	$5,280
Southern Company Gas:
Gas distribution operations	$4,034
Gas marketing services	981
Southern Company Gas total	$5,015

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
At December 31, 2021 and 2020, other intangible assets were as follows:

	At December 31, 2021			At December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Other Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Other Intangible Assets, Net
	(in millions)			(in millions)
Southern Company
Other intangible assets subject to amortization:
Customer relationships	$212	$(150)	$62	$212	$(135)	$77
Trade names	64	(38)	26	64	(31)	33
Storage and transportation contracts(*)	—	—	—	64	(64)	—
PPA fair value adjustments	390	(109)	281	390	(89)	301
Other	11	(10)	1	10	(9)	1
Total other intangible assets subject to amortization	$677	$(307)	$370	$740	$(328)	$412
Other intangible assets not subject to amortization:
Federal Communications Commission licenses	75	—	75	75	—	75
Total other intangible assets	$752	$(307)	$445	$815	$(328)	$487

Southern Power
Other intangible assets subject to amortization:
PPA fair value adjustments	$390	$(109)	$281	$390	$(89)	$301

Southern Company Gas
Other intangible assets subject to amortization:
Gas marketing services
Customer relationships	$156	$(130)	$26	$156	$(119)	$37
Trade names	26	(15)	11	26	(12)	14
Wholesale gas services
Storage and transportation contracts(*)	—	—	—	64	(64)	—
Total other intangible assets subject to amortization	$182	$(145)	$37	$246	$(195)	$51
(*)See Note 15 under "Southern Company Gas" for information regarding the sale of Sequent.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
Amortization associated with other intangible assets in 2021, 2020, and 2019 was as follows:

	2021	2020	2019
	(in millions)
Southern Company(a)	$44	$49	$61
Southern Power(b)	20	20	19
Southern Company Gas:
Gas marketing services	$15	$17	$23
Wholesale gas services(b)	—	2	8
Southern Company Gas total	$15	$19	$31
(a)Includes $20 million, $22 million, and $27 million in 2021, 2020, and 2019, respectively, recorded as a reduction to operating revenues.
(b)Recorded as a reduction to operating revenues.
At December 31, 2021, the estimated amortization associated with other intangible assets for the next five years is as follows:

	2022	2023	2024	2025	2026
	(in millions)
Southern Company	$39	$37	$35	$32	$27
Southern Power	20	20	20	20	20
Southern Company Gas	11	9	7	6	3
Intangible liabilities of $91 million recorded under acquisition accounting for transportation contracts at Southern Company Gas were fully amortized at December 31, 2019.
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
Southern Company and Subsidiary Companies 2021 Annual Report
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
Cash, Cash Equivalents, and Restricted Cash
For purposes of the financial statements, temporary cash investments are considered cash equivalents. Temporary cash investments are securities with original maturities of 90 days or less.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheets that total to the amount shown in the statements of cash flows for the applicable Registrants:

	Southern Company		Southern Power	Southern Company Gas
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2021	December 31, 2020
	(in millions)		(in millions)	(in millions)
Cash and cash equivalents	$1,798	$1,065	$107	$45	$17
Restricted cash(a):
Other current assets	2	2	—	2	2
Other deferred charges and assets	29	—	29	—	—
Total cash, cash equivalents, and restricted cash(b)	$1,829	$1,068	$135	$48	$19
(a)For Southern Power, reflects restricted cash of $19 million related to tax equity contributions restricted until the Garland battery energy storage facility achieves final contracted capacity and $10 million held to fund estimated construction completion costs at the Deuel Harvest wind facility. See Note 15 under "Southern Power" for additional information. For Southern Company Gas, reflects restricted cash held as collateral for workers' compensation, life insurance, and long-term disability insurance.
(b)Total may not add due to rounding.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
Storm Damage Reserves
Each traditional electric operating company maintains a reserve to cover or is allowed to defer and recover the cost of damages from major storms to its transmission and distribution lines and, for Mississippi Power, the cost of uninsured damages to its generation facilities and other property. Alabama Power also has authority from the Alabama PSC to accrue certain additional amounts as circumstances warrant. Alabama Power recorded additional accruals of $65 million, $100 million, and $84 million in 2021, 2020, and 2019, respectively. In accordance with their respective state PSC orders, the traditional electric operating companies accrued the following amounts related to storm damage recovery in 2021, 2020, and 2019:

	Southern Company(a)(b)	Alabama Power(a)	Georgia Power	Mississippi Power(b)
	(in millions)
2021	$286	$75	$213	$(2)
2020	326	112	213	1
2019	170	139	30	1
(a)Includes $39 million applied in 2019 to Alabama Power's NDR from its remaining excess deferred income tax regulatory liability balance in accordance with an Alabama PSC order.
(b)Mississippi Power's net accrual includes carrying costs, as well as amortization of related excess deferred income tax benefits.
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
Nicor Gas' natural gas inventory is carried at cost on a LIFO basis. Inventory decrements occurring during the year that are restored prior to year end are charged to cost of natural gas at the estimated annual replacement cost. Inventory decrements that are not restored prior to year end are charged to cost of natural gas at the actual LIFO cost of the inventory layers liquidated. The cost of natural gas, including inventory costs, is recovered from customers under a purchased gas recovery mechanism adjusted for differences between actual costs and amounts billed; therefore, LIFO liquidations have no impact on Southern Company's or Southern Company Gas' net income. At December 31, 2021, the Nicor Gas LIFO inventory balance was $166 million. Based on the average cost of gas purchased in December 2021, the estimated replacement cost of Nicor Gas' inventory at December 31, 2021 was $470 million.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
Southern Company Gas' gas marketing services, wholesale gas services (until the sale of Sequent on July 1, 2021), and all other segments record inventory at LOCOM, with cost determined on a WACOG basis. For these segments, Southern Company Gas evaluates the weighted average cost of its natural gas inventories against market prices to determine whether any declines in market prices below the WACOG are other than temporary. For any declines considered to be other than temporary, Southern Company Gas records LOCOM adjustments to cost of natural gas to reduce the value of its natural gas inventories to market value. LOCOM adjustments for wholesale gas services were $1 million, $1 million, and $21 million during 2021, 2020, and 2019, respectively, and were immaterial for all of Southern Company Gas' other segments.
Energy Marketing Receivables and Payables
Prior to the sale of Sequent on July 1, 2021, Southern Company Gas' wholesale gas services provided services to retail gas marketers, wholesale gas marketers, utility companies, and industrial customers. These counterparties utilized netting agreements that enabled wholesale gas services to net receivables and payables by counterparty upon settlement. Southern Company Gas' wholesale gas services also netted across product lines and against cash collateral, provided the netting and cash collateral agreements included such provisions. While the amounts due from, or owed to, wholesale gas services' counterparties were settled net, they were recorded on a gross basis in the balance sheets as energy marketing receivables and energy marketing payables.
Southern Company Gas' wholesale gas services used established credit policies to determine and monitor the creditworthiness of counterparties, including requirements to post collateral or other credit security, as well as the quality of pledged collateral. Collateral or credit security was most often in the form of cash or letters of credit from an investment-grade financial institution, but could also include cash or U.S. government securities held by a trustee. When more than one derivative transaction with the same counterparty was outstanding and a legally enforceable netting agreement existed with that counterparty, the "net" mark-to-market exposure represented a reasonable measure of Southern Company Gas' credit risk with that counterparty. Southern Company Gas' wholesale gas services also used other netting agreements with certain counterparties with whom it conducted significant transactions.
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
See Note 2 for information regarding recovery of incremental bad debt expense related to the COVID-19 pandemic at certain of the traditional electric operating companies and natural gas distribution utilities.
Concentration of Credit Risk
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
Southern Company and Subsidiary Companies 2021 Annual Report
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
The Registrants offset fair value amounts recognized for multiple derivative instruments executed with the same counterparty under netting arrangements. The Registrants had no outstanding collateral repayment obligations or rights to reclaim collateral arising from derivative instruments recognized at December 31, 2021.
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
Prior to the sale of Sequent on July 1, 2021, wholesale gas services purchased natural gas for storage when the market price paid to buy and transport natural gas plus the cost to store and finance the natural gas was less than the market price that could be received in the future, resulting in positive net natural gas revenues. NYMEX futures and OTC contracts were used to sell natural gas at that future price to substantially protect the natural gas revenues that would ultimately be realized when the stored natural gas was sold. Southern Company Gas enters into transactions to secure transportation capacity between delivery points in order to serve its customers and various markets. NYMEX futures and OTC contracts are used to capture the price differential or spread between the locations served by the capacity to substantially protect the natural gas revenues that will ultimately be realized when the physical flow of natural gas between delivery points occurs. These contracts generally meet the definition of derivatives and are carried at fair value on the balance sheets, with changes in fair value recorded in natural gas revenues on the statements of income in the period of change. These contracts are not designated as hedges for accounting purposes.
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

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
AOCI (loss) balances, net of tax effects, for Southern Company, Southern Power, and Southern Company Gas were as follows:

	Qualifying Hedges	Pension and Other Postretirement Benefit Plans	Accumulated Other Comprehensive Income (Loss)(*)
	(in millions)
Southern Company
Balance at December 31, 2020	$(209)	$(187)	$(395)
Current period change	47	111	158
Balance at December 31, 2021	$(162)	$(76)	$(237)

Southern Power
Balance at December 31, 2020	$(21)	$(47)	$(67)
Current period change	22	18	40
Balance at December 31, 2021	$1	$(29)	$(27)

Southern Company Gas
Balance at December 31, 2020	$(20)	$(2)	$(22)
Current period change	6	40	46
Balance at December 31, 2021	$(14)	$38	$24
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
At December 31, 2020, Alabama Power had a wholly-owned trust to issue preferred securities; however, since Alabama Power was not considered the primary beneficiary of the trust, the related investment at December 31, 2020 is reflected as other investments and the related loan from the trust is reflected as long-term debt in Alabama Power's balance sheet. See Note 8 under "Long-term Debt" for additional information.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
2. REGULATORY MATTERS
Regulatory Assets and Liabilities
Details of regulatory assets and (liabilities) reflected in the balance sheets at December 31, 2021 and 2020 are provided in the following tables:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Company Gas
	(in millions)
At December 31, 2021
AROs(a)(u)	$5,685	$1,576	$3,866	$236	$—
Retiree benefit plans(b)(u)	2,998	747	962	145	95
Remaining net book value of retired assets(c)	1,050	574	455	21	—
Deferred income tax charges(d)	829	240	555	31	—
Under recovered regulatory clause revenues(e)	806	225	—	49	532
Environmental remediation(f)(u)	302	—	35	—	267
Loss on reacquired debt(g)	281	42	231	6	2
Vacation pay(h)(u)	207	81	102	10	14
Regulatory clauses(i)	142	142	—	—	—
Storm damage(j)	97	—	48	49	—
Long-term debt fair value adjustment(k)	79	—	—	—	79
Nuclear outage(l)	75	41	34	—	—
Software and cloud computing costs(m)	73	35	33	—	5
Kemper County energy facility assets, net(n)	35	—	—	35	—
Plant Daniel Units 3 and 4(o)	28	—	—	28	—
Other regulatory assets(p)	168	38	29	7	94
Deferred income tax credits(d)	(5,636)	(1,968)	(2,537)	(288)	(816)
Other cost of removal obligations(a)	(1,826)	(192)	278	(195)	(1,683)
Customer refunds(q)	(189)	(181)	(8)	—	—
Fuel-hedging (realized and unrealized) gains(r)	(176)	(50)	(72)	(54)	—
Storm/property damage reserves(s)	(133)	(103)	—	(30)	—
Over recovered regulatory clause revenues(e)	(63)	(1)	(59)	—	(3)
Other regulatory liabilities(t)	(121)	(29)	(24)	(4)	(57)
Total regulatory assets (liabilities), net	$4,711	$1,217	$3,928	$46	$(1,471)

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Company Gas
	(in millions)
At December 31, 2020
AROs(a)(u)	$5,147	$1,470	$3,457	$212	$—
Retiree benefit plans(b)(u)	4,958	1,265	1,647	238	187
Remaining net book value of retired assets(c)	1,183	632	527	24	—
Deferred income tax charges(d)	801	235	531	32	—
Environmental remediation(f)(u)	310	—	41	—	269
Loss on reacquired debt(g)	304	47	248	6	3
Storm damage(j)	262	—	262	—	—
Vacation pay(h)(u)	207	80	104	10	13
Under recovered regulatory clause revenues(e)	185	58	—	52	75
Regulatory clauses(i)	142	142	—	—	—
Nuclear outage(l)	101	61	40	—	—
Long-term debt fair value adjustment(k)	92	—	—	—	92
Kemper County energy facility assets, net(n)	50	—	—	50	—
Plant Daniel Units 3 and 4(o)	32	—	—	32	—
Software and cloud computing costs(m)	31	17	12	—	2
Other regulatory assets(p)	174	35	56	4	79
Deferred income tax credits(d)	(6,016)	(2,016)	(2,805)	(320)	(847)
Other cost of removal obligations(a)	(1,999)	(335)	212	(194)	(1,649)
Over recovered regulatory clause revenues(e)	(185)	(46)	(44)	—	(95)
Storm/property damage reserves(s)	(81)	(77)	—	(4)	—
Customer refunds(q)	(56)	(50)	(6)	—	—
Other regulatory liabilities(t)	(149)	(37)	(30)	(6)	(54)
Total regulatory assets (liabilities), net	$5,493	$1,481	$4,252	$136	$(1,925)
Unless otherwise noted, the following recovery and amortization periods for these regulatory assets and (liabilities) have been approved by the respective state PSC or regulatory agency:
(a)AROs and other cost of removal obligations generally are recorded over the related property lives, which may range up to 53 years for Alabama Power, 60 years for Georgia Power, 55 years for Mississippi Power, and 80 years for Southern Company Gas. AROs and cost of removal obligations will be settled and trued up following completion of the related activities. Effective January 1, 2020, Georgia Power is recovering CCR AROs, including past under recovered costs and estimated annual compliance costs, over three-year periods ending December 31, 2022, 2023, and 2024 through its ECCR tariff, as discussed further under "Georgia Power – Rate Plans" herein. See Note 6 for additional information on AROs.
(b)Recovered and amortized over the average remaining service period, which may range up to 13 years for Alabama Power, Georgia Power, and Mississippi Power and up to 14 years for Southern Company Gas. Southern Company's balances also include amounts at SCS and Southern Nuclear that are allocated to the applicable regulated utilities. See Note 11 for additional information.
(c)Alabama Power: Primarily represents the net book value of Plant Gorgas Units 8, 9, and 10 ($533 million at December 31, 2021) being amortized over remaining periods not exceeding 16 years (through 2037).
Georgia Power: Net book values of Plant Hammond Units 1 through 4 and Plant Branch Units 3 and 4 (totaling $445 million at December 31, 2021) are being amortized over remaining periods of between two and 14 years (between 2023 and 2035) and the net book values of Plant Branch Unit 2, Plant McIntosh Unit 1, and Plant Mitchell Unit 3 (totaling $10 million at December 31, 2021) are being amortized through 2022.
Mississippi Power: Represents net book value of certain environmental compliance projects associated with Plant Watson and Plant Greene County being amortized over a 10-year period through 2030. See "Mississippi Power – Environmental Compliance Overview Plan" herein for additional information.
(d)Deferred income tax charges are recovered and deferred income tax credits are amortized over the related property lives, which may range up to 53 years for Alabama Power, 60 years for Georgia Power, 55 years for Mississippi Power, and 80 years for Southern Company Gas. See Note 10 for additional information. Included in the deferred income tax charges are amounts ($7 million and $4 million for Alabama Power and Georgia Power, respectively, at December 31, 2021) for the retiree Medicare drug subsidy, which are being recovered and amortized through 2027 and 2022 for Alabama Power and Georgia Power, respectively. As a result of the Tax Reform Legislation, these accounts include certain deferred income tax assets and liabilities not subject to normalization, as described further below:
Alabama Power: Related amounts are being recovered and amortized ratably over the related property lives.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
Georgia Power: Related amounts at December 31, 2021 include $145 million of deferred income tax assets related to CWIP for Plant Vogtle Units 3 and 4 and approximately $220 million of deferred income tax liabilities. The recovery of deferred income tax assets related to CWIP for Plant Vogtle Units 3 and 4 is expected to be determined in a future regulatory proceeding. Effective January 1, 2020, the deferred income tax liabilities are being amortized through 2022.
Mississippi Power: Related amounts at December 31, 2021 include $46 million of retail deferred income tax liabilities generally being amortized over three years (through 2023). See "Mississippi Power – 2019 Base Rate Case" herein for additional information.
Southern Company Gas: Related amounts at December 31, 2021 include $3 million of deferred income tax liabilities being amortized through 2024. See "Southern Company Gas – Rate Proceedings" herein for additional information.
(e)Alabama Power: Balances are recorded monthly and expected to be recovered or returned within eight years. Recovery periods could change based on several factors including changes in cost estimates, load forecasts, and timing of rate adjustments. See "Alabama Power – Rate CNP PPA," " – Rate CNP Compliance," and " – Rate ECR" herein for additional information.
Georgia Power: Balances are recorded monthly and expected to be recovered or returned within two years. See "Georgia Power – Rate Plans" herein for additional information.
Mississippi Power: At December 31, 2021, $24 million is being amortized over a three-year period through 2023 and the remaining $25 million is expected to be recovered through various rate recovery mechanisms over a period to be determined in future rate filings. See "Mississippi Power – Ad Valorem Tax Adjustment" herein for additional information.
Southern Company Gas: Balances are recorded and recovered or amortized over periods generally not exceeding four years. In addition to natural gas cost recovery mechanisms, the natural gas distribution utilities have various other cost recovery mechanisms for the recovery of costs, including those related to infrastructure replacement programs. The significant change during 2021 was primarily driven by an increase in the cost of gas purchased in February 2021 resulting from Winter Storm Uri.
(f)Georgia Power is recovering $12 million annually for environmental remediation under the 2019 ARP. Southern Company Gas' costs are recovered through environmental cost recovery mechanisms when the remediation work is performed. See Note 3 under "Environmental Remediation" for additional information.
(g)Recovered over either the remaining life of the original issue or, if refinanced, over the remaining life of the new issue. At December 31, 2021, the remaining amortization periods do not exceed 26 years for Alabama Power, 31 years for Georgia Power, 20 years for Mississippi Power, and six years for Southern Company Gas.
(h)Recorded as earned by employees and recovered as paid, generally within one year. Includes both vacation and banked holiday pay, if applicable.
(i)Will be amortized concurrently with the effective date of Alabama Power's next depreciation study, which is expected to occur no later than 2023.
(j)Georgia Power is recovering approximately $213 million annually for storm damage under the 2019 ARP. See "Georgia Power – Storm Damage Recovery" herein for additional information. Mississippi Power's balance represents deferred storm costs associated with Hurricanes Ida and Zeta to be recovered through PEP over a period to be determined in Mississippi Power's 2022 PEP proceeding. See "Mississippi Power – System Restoration Rider" herein for additional information. Also see Note 1 under "Storm Damage Reserves" for additional information.
(k)Recovered over the remaining lives of the original debt issuances at acquisition, which range up to 17 years at December 31, 2021.
(l)Nuclear outage costs are deferred to a regulatory asset when incurred and amortized over a subsequent period of 18 months for Alabama Power and up to 24 months for Georgia Power. See Note 5 for additional information.
(m)Represents certain deferred operations and maintenance costs associated with software and cloud computing projects. For Alabama Power, costs are amortized ratably over the life of the related software, which ranges up to 10 years. See "Alabama Power – Software Accounting Order" herein for additional information. For Georgia Power, the recovery period will be determined in its next base rate case. For Southern Company Gas, costs will be amortized ratably beginning in July 2022 over the life of the related software, which ranges up to 10 years.
(n)Includes $44 million of regulatory assets and $9 million of regulatory liabilities at December 31, 2021. The retail portion includes $33 million of regulatory assets and $9 million of regulatory liabilities that are expected to be fully amortized by 2023 and 2024, respectively. The wholesale portion includes $11 million of regulatory assets that are expected to be fully amortized by 2029.
(o)Represents the difference between Mississippi Power's revenue requirement for Plant Daniel Units 3 and 4 under purchase accounting and operating lease accounting. At December 31, 2021, consists of the $19 million retail portion, which is being amortized over the remaining life of the units through 2041, and the $9 million wholesale portion, which is expected to be amortized over a period to be determined in a future wholesale rate filing.
(p)Except as otherwise noted, comprised of numerous immaterial components with remaining amortization periods generally not exceeding 23 years for Alabama Power, 10 years for Georgia Power, six years for Mississippi Power, and 20 years for Southern Company Gas at December 31, 2021. Balances at December 31, 2021 and 2020 include deferred COVID-19 costs (except for Alabama Power), as discussed further under "Deferral of Incremental COVID-19 Costs" for each applicable Registrant herein.
(q)Primarily includes approximately $181 million and $50 million at December 31, 2021 and 2020, respectively, for Alabama Power and $5 million at December 31, 2021 for Georgia Power as a result of each company exceeding its allowed retail return range. Georgia Power's balances also include immaterial amounts related to refunds for transmission service customers. See "Alabama Power – Rate RSE" and "Georgia Power – Rate Plans" herein for additional information.
(r)Fuel-hedging assets and liabilities are recorded over the life of the underlying hedged purchase contracts. Upon final settlement, actual costs incurred are recovered through the applicable traditional electric operating company's fuel cost recovery mechanism. Purchase contracts generally do not exceed three and a half years for Alabama Power, three years for Georgia Power, and three years for Mississippi Power. Immaterial amounts at December 31, 2020 are included in other regulatory assets and liabilities.
(s)Amortized as related expenses are incurred. See "Alabama Power – Rate NDR" and "Mississippi Power – System Restoration Rider" herein for additional information.
(t)Comprised of numerous immaterial components with remaining amortization periods generally not exceeding 16 years for Alabama Power, 11 years for Georgia Power, three years for Mississippi Power, and 20 years for Southern Company Gas at December 31, 2021.
(u)Generally not earning a return as they are excluded from rate base or are offset in rate base by a corresponding asset or liability.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
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
Certificates of Convenience and Necessity
In August 2020, the Alabama PSC issued its order regarding Alabama Power's 2019 petition for a CCN, which authorized Alabama Power to (i) construct an approximately 720-MW combined cycle facility at Alabama Power's Plant Barry (Plant Barry Unit 8) that is expected to be placed in service by the end of 2023, (ii) complete the acquisition of the Central Alabama Generating Station, which occurred in August 2020, (iii) purchase approximately 240 MWs of combined cycle generation under a long-term PPA, which began in September 2020, and (iv) pursue up to approximately 200 MWs of cost-effective demand-side management and distributed energy resource programs. Alabama Power's petition for a CCN was predicated on the results of Alabama Power's 2019 IRP provided to the Alabama PSC, which identified an approximately 2,400-MW resource need for Alabama Power, driven by the need for additional winter reserve capacity. See Note 15 under "Alabama Power" for additional information on the acquisition of the Central Alabama Generating Station.
The Alabama PSC authorized the recovery of actual costs for the construction of Plant Barry Unit 8 up to 5% above the estimated in-service cost of $652 million. In so doing, it recognized the potential for developments that could cause the project costs to exceed the capped amount, in which case Alabama Power would provide documentation to the Alabama PSC to explain and justify potential recovery of the additional costs. At December 31, 2021, project expenditures associated with Plant Barry Unit 8 included in CWIP totaled approximately $304 million.
The Alabama PSC further directed that additional solar generation of approximately 400 MWs proposed in the 2019 CCN petition, coupled with battery energy storage systems (solar/battery systems), be evaluated under an existing Renewable Generation Certificate (RGC). The contracts originally proposed expired in July 2020. See "Renewable Generation Certificate" herein for additional information.
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
On October 28, 2021, Alabama Power filed a petition for a CCN with the Alabama PSC to procure additional generating capacity through this acquisition. Completion of the acquisition and certain operating conditions would enable Alabama Power to retire Plant Barry Unit 5 as early as 2023. A decision from the Alabama PSC is expected by the third quarter 2022. Pending certification, Alabama Power expects to recover costs associated with the Calhoun Generating Station through its existing rate structure, primarily Rate CNP New Plant, Rate CNP Compliance, Rate ECR, and Rate RSE.
Alabama Power expects to complete the transaction by September 30, 2022; however, the ultimate outcome of these matters cannot be determined at this time.
Renewable Generation Certificate
Through the issuance of a RGC, the Alabama PSC has authorized Alabama Power to procure up to 500 MWs of renewable capacity and energy by September 16, 2027 and to market the related energy and environmental attributes to customers and other third parties. Through December 31, 2021, Alabama Power has procured approximately 250 MWs through five projects approved

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
under the RGC. Alabama Power owns two of the projects, totaling 18 MWs, with the remaining MWs expected to be served through three PPAs, two of which will commence in the first quarter 2024.
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
Alabama Power continues to reduce growth in total debt by increasing equity, with corresponding reductions in debt issuances, thereby de-leveraging its capital structure. Alabama Power's goal is to achieve an equity ratio of approximately 55% by the end of 2025. At both December 31, 2021 and 2020, Alabama Power's equity ratio was approximately 51.6%.
Effective for January 2019, the Alabama PSC approved modifications to Rate RSE. These modifications reduced the top of the allowed WCER range from 6.21% to 6.15% and modified the refund mechanism applicable to prior year actual results to allow Alabama Power to retain a portion of the revenue that causes the actual WCER for a given year to exceed the allowed range. These modifications were designed to position Alabama Power to address the growing pressure on its credit quality resulting from the Tax Reform Legislation, without increasing retail rates under Rate RSE in the near term.
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
In conjunction with these modifications to Rate RSE, Alabama Power consented to a moratorium on any upward adjustments under Rate RSE for 2019 and 2020 and to return $50 million to customers through bill credits in 2019. Retail rates under Rate RSE remained unchanged for 2019 and 2020 and increased by 4.09%, or approximately $228 million annually, effective with the billing month of January 2021.
At December 31, 2019, 2020, and 2021, Alabama Power's WCER exceeded 6.15%, resulting in Alabama Power establishing a current regulatory liability of $53 million, $50 million, and $181 million, respectively, for Rate RSE refunds. The 2019 and 2020 refunds were issued to customers through bill credits in April of the following year. In accordance with an Alabama PSC order issued on February 1, 2022, Alabama Power will apply $126 million of the 2021 refund to reduce the Rate ECR under recovered balance and the remaining $55 million will be refunded to customers through bill credits in July 2022. See "Rate ECR" herein for additional information.
On December 1, 2021, Alabama Power made its required annual Rate RSE submission to the Alabama PSC of projected data for calendar year 2022. Projected earnings were within the specified range; therefore, retail rates under Rate RSE remain unchanged for 2022.
Rate CNP New Plant
Rate CNP New Plant allows for recovery of Alabama Power's retail costs associated with newly developed or acquired certificated generating facilities placed into retail service. No adjustments to Rate CNP New Plant occurred during the period 2019 through 2021. See "Certificates of Convenience and Necessity" herein for additional information.
Rate CNP PPA
Rate CNP PPA allows for the recovery of Alabama Power's retail costs associated with certificated PPAs. Revenues for Rate CNP PPA, as recorded on the financial statements, are adjusted for differences in actual recoverable costs and amounts billed in current regulated rates. Accordingly, changes in the billing factor will have no significant effect on Southern Company's or Alabama Power's revenues or net income but will affect annual cash flow. No adjustments to Rate CNP PPA occurred during the period 2019 through 2021 and no adjustment is expected for 2022. At December 31, 2021 and 2020, Alabama Power had an under recovered Rate CNP PPA balance of $84 million and $58 million, respectively, which is included in other regulatory assets, deferred on the balance sheet.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
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
In November 2019, 2020, and 2021, Alabama Power submitted calculations associated with its cost of complying with governmental mandates for the following calendar year, as provided under Rate CNP Compliance. The 2019 filing reflected a projected over recovered retail revenue requirement, which resulted in a rate decrease of approximately $68 million that became effective for the billing month of January 2020. Both the 2020 and 2021 filings reflected a projected under recovered retail revenue requirement of approximately $59 million. In December 2020 and on December 7, 2021, the Alabama PSC issued consent orders that Alabama Power leave the 2020 Rate CNP Compliance factors in effect for 2021 and 2022, respectively, with any prior year under collected amount deemed recovered before any current year amounts are recovered. Any remaining under recovered amount will be reflected in the 2022 filing.
At December 31, 2021, Alabama Power had an under recovered Rate CNP Compliance balance of $16 million included in other regulatory assets, deferred on the balance sheet. At December 31, 2020, Alabama Power had an over recovered Rate CNP Compliance balance of $28 million included in other regulatory liabilities, current on the balance sheet.
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
In 2019, the Alabama PSC approved a decrease to Rate ECR from 2.353 cents per KWH to 2.160 cents per KWH, equal to 1.82%, or approximately $102 million annually, that became effective for the billing month of January 2020.
In October 2020, Alabama Power reduced its over-collected fuel balance by $94 million in accordance with an August 2020 Alabama PSC order and returned that amount to customers in the form of bill credits.
In December 2020, the Alabama PSC approved a decrease to Rate ECR from 2.160 cents per KWH to 1.960 cents per KWH, equal to 1.84%, or approximately $103 million annually, that became effective for the billing month of January 2021.
On December 7, 2021, the Alabama PSC issued a consent order that Alabama Power leave the 2021 Rate ECR factors in effect for 2022. The rate will adjust to 5.910 cents per KWH in January 2023 absent a further order from the Alabama PSC.
At December 31, 2021, Alabama Power's under recovered fuel costs totaled $126 million and is included in other regulatory assets, deferred on the balance sheet. In accordance with an Alabama PSC order issued on February 1, 2022, Alabama Power will apply $126 million of its 2021 Rate RSE refund to reduce the Rate ECR under recovered balance. See "Rate RSE" herein for additional information. At December 31, 2020, Alabama Power's over recovered fuel costs totaled $18 million and is included in other regulatory liabilities, current on the balance sheet. These classifications are based on estimates, which include such factors as weather, generation availability, energy demand, and the price of energy. A change in any of these factors could have a significant impact on the timing of any recovery or return of fuel costs.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
Software Accounting Order
In 2019, the Alabama PSC approved an accounting order that authorizes Alabama Power to establish a regulatory asset for operations and maintenance costs associated with software implementation projects. The regulatory asset will be amortized ratably over the life of the related software. At December 31, 2021 and 2020, the regulatory asset balance totaled $35 million and $17 million, respectively, and is included in other regulatory assets, deferred on the balance sheet.
Plant Greene County
Alabama Power jointly owns Plant Greene County with an affiliate, Mississippi Power. See Note 5 under "Joint Ownership Agreements" for additional information. On September 9, 2021, the Mississippi PSC issued an order confirming the conclusion of its review of Mississippi Power's 2021 IRP with no deficiencies identified. Mississippi Power's 2021 IRP included a schedule to retire Mississippi Power's 40% ownership interest in Plant Greene County Units 1 and 2 in December 2025 and 2026, respectively, consistent with each unit's remaining useful life. The Plant Greene County unit retirements identified by Mississippi Power require the completion of transmission and system reliability improvements, as well as agreement by Alabama Power. Alabama Power will continue to monitor the status of the transmission and system reliability improvements. Currently, Alabama Power plans to retire Plant Greene County Units 1 and 2 at the dates indicated. The ultimate outcome of this matter cannot be determined at this time.
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
The second component of the Rate NDR charge is intended to allow recovery of any existing deferred storm-related operations and maintenance costs and any future reserve deficits over a 24-month period. The Alabama PSC order gives Alabama Power authority to record a deficit balance in the NDR when costs of storm damage exceed any established reserve balance. Absent further Alabama PSC approval, the maximum total Rate NDR charge consisting of both components is $10 per month per non-residential customer account and $5 per month per residential customer account. Alabama Power has the authority, based on an order from the Alabama PSC, to accrue certain additional amounts as circumstances warrant. The order allows for reliability-related expenditures to be charged against the additional accruals when the NDR balance exceeds $75 million. Alabama Power may designate a portion of the NDR to reliability-related expenditures as a part of an annual budget process for the following year or during the current year for identified unbudgeted reliability-related expenditures that are incurred. Accruals that have not been designated can be used to offset storm charges. Additional accruals to the NDR enhance Alabama Power's ability to mitigate the financial effects of future natural disasters, promote system reliability, and offset costs retail customers would otherwise bear. Alabama Power made additional accruals of $65 million, $100 million, and $84 million in 2021, 2020, and 2019, respectively.
Alabama Power collected approximately $6 million, $5 million, and $16 million in 2021, 2020, and 2019, respectively, under Rate NDR. At December 31, 2021 and 2020, the NDR balance was $103 million and $77 million, respectively, and is included in other regulatory liabilities, deferred on the balance sheets. Beginning with June 2022 billings, the reserve establishment charge will be suspended and the reserve maintenance charge will be activated as a result of the NDR balance exceeding $75 million. Alabama Power expects to collect $8 million in 2022 and approximately $3 million annually beginning in 2023 under Rate NDR unless the NDR balance falls below $50 million.
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

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
Georgia Power
Georgia Power's revenues from regulated retail operations are collected through various rate mechanisms subject to the oversight of the Georgia PSC. Georgia Power currently recovers its costs from the regulated retail business through the 2019 ARP, which includes traditional base tariffs, Demand-Side Management (DSM) tariffs, the ECCR tariff, and Municipal Franchise Fee (MFF) tariffs. In addition, financing costs on certified construction costs of Plant Vogtle Units 3 and 4 are being collected through the NCCR tariff and fuel costs are collected through a fuel cost recovery tariff, both under separate regulatory proceedings.
See "Plant Vogtle Unit 3 and Common Facilities Rate Proceeding" herein for information regarding the approved recovery through retail base rates of certain costs related to Plant Vogtle Unit 3 and the common facilities shared between Plant Vogtle Units 3 and 4 (Common Facilities) that will become effective the month after Unit 3 is placed in service. As costs are included in retail base rates, the related financing costs will no longer be recovered through the NCCR tariff. See "Nuclear Construction" herein for additional information on Plant Vogtle Units 3 and 4.
Rate Plans
2019 ARP
In 2019, the Georgia PSC voted to approve the 2019 ARP, under which Georgia Power increased its rates on January 1, 2020. In December 2020 and on November 18, 2021, the Georgia PSC approved tariff adjustments effective January 1, 2021 and 2022, respectively. Details of tariff adjustments are provided in the table below:

Tariff	2020	2021	2022
	(in millions)
Traditional base	$—	$120	$192
ECCR(*)	318	2	(12)
DSM	12	(15)	(25)
MFF	12	4	2
Total	$342	$111	$157
(*)    Effective January 1, 2020, CCR AROs are being recovered through the ECCR tariff.
In 2019, the Georgia PSC voted to approve Georgia Power's modified triennial IRP (Georgia Power 2019 IRP), including Georgia Power's proposed environmental compliance strategy associated with ash pond and certain landfill closures and post-closure care in compliance with the CCR Rule and the related state rule. In the 2019 ARP, the Georgia PSC approved recovery of the estimated under recovered balance of these compliance costs at December 31, 2019 over a three-year period ending December 31, 2022 and recovery of estimated compliance costs for 2020, 2021, and 2022 over three-year periods ending December 31, 2022, 2023, and 2024, respectively, with recovery of construction contingency beginning in the year following actual expenditure. The ECCR tariff is revised for actual expenditures and updated estimates through annual compliance filings. Effective January 1, 2021 and 2022, Georgia Power adjusted its amortization of costs associated with CCR AROs by an approximate decrease of $90 million and increase of $10 million, respectively, as approved by the Georgia PSC in conjunction with Georgia Power's annual compliance filings. See "Integrated Resource Plan" herein for additional information.
In February 2020, the Georgia PSC denied a motion for reconsideration filed by the Sierra Club regarding the Georgia PSC's decision in the 2019 ARP allowing Georgia Power to recover compliance costs for CCR AROs. The Superior Court of Fulton County subsequently affirmed the Georgia PSC's decision and, on October 25, 2021, the Georgia Court of Appeals affirmed the Superior Court of Fulton County's order. On December 6, 2021, the Sierra Club filed a petition for writ of certiorari to the Georgia Supreme Court. The ultimate outcome of this matter cannot be determined at this time. See Note 6 for additional information regarding Georgia Power's AROs.
Under the 2019 ARP, Georgia Power's retail ROE is set at 10.50%, and earnings will be evaluated against a retail ROE range of 9.50% to 12.00%. Any retail earnings above 12.00% will be shared, with 40% being applied to reduce regulatory assets, 40% directly refunded to customers, and the remaining 20% retained by Georgia Power. There will be no recovery of any earnings shortfall below 9.50% on an actual basis. However, if at any time during the term of the 2019 ARP, Georgia Power projects that its retail earnings will be below 9.50% for any calendar year, it could petition the Georgia PSC for implementation of the Interim Cost Recovery (ICR) tariff to adjust Georgia Power's retail rates to achieve a 9.50% ROE. The Georgia PSC would have 90 days to rule on Georgia Power's request. The ICR tariff would expire at the earlier of January 1, 2023 or the end of the calendar year in which the ICR tariff becomes effective. In lieu of requesting implementation of an ICR tariff, or if the Georgia PSC chooses not to implement the ICR tariff, Georgia Power may file a full rate case. In 2020, Georgia Power's retail ROE was within the allowed

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
retail ROE range. In 2021, Georgia Power's retail ROE exceeded 12.00%, and Georgia Power reduced regulatory assets by approximately $5 million and accrued approximately $5 million to refund to customers in 2022, subject to review and approval by the Georgia PSC.
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
2013 ARP
Georgia Power's retail ROE under the 2013 ARP was set at 10.95% and earnings were evaluated against a retail ROE range of 10.00% to 12.00%. Two-thirds of any earnings above 12.00% were to be directly refunded to customers, with the remaining one-third retained by Georgia Power. In 2019 and 2018, Georgia Power's retail ROE exceeded 12.00% and, under the modified sharing mechanism pursuant to the 2019 ARP, Georgia Power reduced regulatory assets by a total of approximately $110 million and accrued approximately $110 million for retail customer refunds through bill credits that were completed in 2020. See "2019 ARP" herein for additional information.
Plant Vogtle Unit 3 and Common Facilities Rate Proceeding
On June 15, 2021, Georgia Power filed an application with the Georgia PSC to adjust retail base rates to include the portion of costs related to its investment in Plant Vogtle Unit 3 and Common Facilities previously deemed prudent by the Georgia PSC, as well as the related costs of operation. On November 2, 2021, the Georgia PSC voted to approve Georgia Power's application as filed, with the following modifications pursuant to a stipulated agreement between Georgia Power and the staff of the Georgia PSC. Georgia Power will include in rate base an allocation of $2.1 billion to Unit 3 and Common Facilities from the $3.6 billion of Plant Vogtle Units 3 and 4 previously deemed prudent by the Georgia PSC and will recover the related depreciation expense through retail base rates effective the month after Unit 3 is placed in service. Financing costs on the remaining portion of the total Unit 3 and the Common Facilities construction costs will continue to be recovered through the NCCR tariff or deferred. Georgia Power will defer as a regulatory asset the remaining depreciation expense (approximately $38 million annually) until Unit 4 costs are placed in retail base rates. In addition, the stipulated agreement clarified that following the prudency review, the remaining amount to be placed in retail base rates will be net of the proceeds from the Guarantee Settlement Agreement and will not be used to offset imprudent costs, if any.
The related increase in annual retail base rates of approximately $302 million also includes recovery of all projected operations and maintenance expenses for Unit 3 and the Common Facilities and other related costs of operation, partially offset by the related production tax credits, and will become effective the month after Unit 3 is placed in service. This increase is partially offset by a decrease in the NCCR tariff of approximately $78 million effective January 1, 2022. As approved by the Georgia PSC, the increase in annual retail base rates will be adjusted based on the actual in-service date of Plant Vogtle Unit 3.
See "Nuclear Construction" herein for additional information on Plant Vogtle Units 3 and 4.
Integrated Resource Plan
In 2021, as authorized in its 2019 IRP, Georgia Power requested and received certification from the Georgia PSC for 970 MWs of utility-scale PPAs for solar generation resources, which are expected to be in operation by the end of 2023.
On January 31, 2022, Georgia Power filed its triennial IRP (2022 IRP). The filing included a request to decertify and retire Plant Wansley Units 1 and 2 (926 MWs based on 53.5% ownership) by August 31, 2022; Plant Bowen Units 1 and 2 (1,400 MWs) by December 31, 2027; and Plant Scherer Unit 3 (614 MWs based on 75% ownership) and Plant Gaston Units 1 through 4 (500 MWs based on 50% ownership through SEGCO) by December 31, 2028. See Note 7 under "SEGCO" for additional information.
In the 2022 IRP, Georgia Power requested approval to reclassify the remaining net book value of Plant Wansley Units 1 and 2 (approximately $610 million at December 31, 2021), Plant Bowen Units 1 and 2 (approximately $937 million at December 31, 2021), and Plant Scherer Unit 3 (approximately $622 million at December 31, 2021) and any remaining unusable materials and supplies inventories upon each unit's respective retirement dates to a regulatory asset, with recovery periods to be determined in future base rate cases.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
In addition, the 2022 IRP includes requests for approval of the following:
•Capital, operations and maintenance, and CCR ARO costs associated with ash pond and landfill closures and post-closure care. The recovery of these costs is expected to be determined in future base rate cases;
•Installation of environmental controls at Plant Bowen Units 3 and 4 (1,760 MWs) and Plant Scherer Units 1 and 2 (137 MWs based on 8.4% ownership) for compliance with ELG rules;
•Investments related to the hydro operations of Plants Sinclair (45 MWs), North Highlands (30 MWs), and Burton (6 MWs);
•Establishment of a request for proposals (RFP) process for 2,300 MWs of renewable resources by 2029. Georgia Power expects to request an additional 3,700 MWs by 2035 through future IRP proceedings;
•Procurement of 1,000 MWs of Georgia Power-owned storage resources by 2030, including the development of a 265-MW battery energy storage facility beginning in 2026;
•Related transmission costs necessary to support the proposed retirements and renewable resources previously described;
•Certification of six PPAs (including five affiliate PPAs with Southern Power that are also subject to approval by the FERC) with capacities of 1,567 MWs beginning in 2024, 380 MWs beginning in 2025, and 228 MWs beginning in 2028, procured through RFPs approved through the 2019 IRP; and
•Certification of approximately 88 MWs of wholesale capacity to be placed in retail rate base between January 1, 2024 and January 1, 2025.
A decision from the Georgia PSC on the 2022 IRP is expected in July 2022. The ultimate outcome of these matters cannot be determined at this time.
Deferral of Incremental COVID-19 Costs
In April 2020 and June 2020, in response to the COVID-19 pandemic, the Georgia PSC approved orders directing Georgia Power to continue its previous, voluntary suspension of customer disconnections through July 14, 2020 and to defer the resulting incremental bad debt as a regulatory asset. In June 2020 and July 2020, the Georgia PSC approved orders establishing a methodology for identifying incremental bad debt and allowing the deferral of other incremental costs associated with the COVID-19 pandemic. At December 31, 2020, the incremental costs deferred totaled approximately $38 million (including approximately $23 million of incremental bad debt costs and $15 million of other incremental costs). Since June 2021, Georgia Power has continued a review of bad debt amounts deferred under the Georgia PSC-approved methodology, including consideration of actual amounts repaid by customers from arrears and installment plans after the disconnection moratorium period ended. As a result, Georgia Power's incremental costs deferred at December 31, 2021 totaled approximately $21 million, including an immaterial amount of incremental bad debt costs. The period over which these costs will be recovered is expected to be determined in Georgia Power's next base rate case. The ultimate outcome of this matter cannot be determined at this time.
Fuel Cost Recovery
Georgia Power has established fuel cost recovery rates approved by the Georgia PSC. In May 2020, the Georgia PSC approved a stipulation agreement among Georgia Power, the staff of the Georgia PSC, and certain intervenors to lower total fuel billings by approximately $740 million over a two-year period effective June 1, 2020. In addition, Georgia Power further lowered fuel billings by approximately $44 million under an interim fuel rider effective June 1, 2020 through September 30, 2020. During the second half of 2021, the price of natural gas rose significantly and resulted in an under recovered fuel balance exceeding $200 million. Therefore, on November 18, 2021, the Georgia PSC voted to approve Georgia Power's interim fuel rider, which increased fuel rates by 15%, or approximately $252 million annually, effective January 1, 2022. Georgia Power continues to be allowed to adjust its fuel cost recovery rates under an interim fuel rider prior to the next fuel case if the over recovered fuel balance exceeds $200 million. Georgia Power is scheduled to file its next fuel case no later than February 28, 2023.
Georgia Power's under recovered fuel balance totaled $410 million at December 31, 2021 and is included in other deferred charges and assets on Southern Company's balance sheet and deferred under recovered fuel clause revenues on Georgia Power's balance sheet. At December 31, 2020, Georgia Power's over recovered fuel balance totaled $113 million and is included in other current liabilities on Southern Company's balance sheet and over recovered fuel clause revenues on Georgia Power's balance sheet.
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

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
Storm Damage Recovery
Georgia Power defers and recovers certain costs related to damages from major storms as mandated by the Georgia PSC. Beginning January 1, 2020, Georgia Power is recovering $213 million annually under the 2019 ARP. At December 31, 2021 and 2020, the balance in the regulatory asset related to storm damage was $48 million and $262 million, respectively, with $48 million and $213 million, respectively, included in other regulatory assets, current on Southern Company's balance sheets and regulatory assets – storm damage on Georgia Power's balance sheets and $49 million at December 31, 2020 included in other regulatory assets, deferred on Southern Company's and Georgia Power's balance sheets. The rate of storm damage cost recovery is expected to be adjusted in future regulatory proceedings as necessary. As a result of this regulatory treatment, costs related to storms are not expected to have a material impact on Southern Company's or Georgia Power's financial statements.
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
See Note 8 under "Long-term Debt – DOE Loan Guarantee Borrowings" for information on the Amended and Restated Loan Guarantee Agreement, including applicable covenants, events of default, and mandatory prepayment events.
Cost and Schedule
Georgia Power's approximate proportionate share of the remaining estimated capital cost to complete Plant Vogtle Units 3 and 4, including contingency, through the end of the first quarter 2023 and the fourth quarter 2023, respectively, is as follows:

(in millions)
Base project capital cost forecast(a)(b)	$10,251
Construction contingency estimate	150
Total project capital cost forecast(a)(b)	10,401
Net investment at December 31, 2021(b)	(8,442)
Remaining estimate to complete	$1,959
(a)Includes approximately $590 million of costs that are not shared with the other Vogtle Owners and approximately $440 million of incremental costs under the cost-sharing and tender provisions of the joint ownership agreements described below. Excludes financing costs expected to be capitalized through AFUDC of approximately $375 million, of which $195 million had been accrued through December 31, 2021.
(b)Net of $1.7 billion received from Toshiba under the Guarantee Settlement Agreement and approximately $188 million in related customer refunds.
Georgia Power estimates that its financing costs for construction of Plant Vogtle Units 3 and 4 will total approximately $3.4 billion, of which $2.9 billion had been incurred through December 31, 2021.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
As part of its ongoing processes, Southern Nuclear continues to evaluate cost and schedule forecasts on a regular basis to incorporate current information available, particularly in the areas of engineering support, commodity installation, system turnovers and related test results, and workforce statistics. Southern Nuclear establishes aggressive target values for monthly construction production and system turnover activities, which are reflected in the site work plans.
In mid-March 2020, Southern Nuclear began implementing policies and procedures designed to mitigate the risk of transmission of COVID-19 at the construction site, including worker distancing measures; isolating individuals who tested positive for COVID-19, showed symptoms consistent with COVID-19, were being tested for COVID-19, or were in close contact with such persons; requiring self-quarantine; and adopting additional precautionary measures. Since March 2020, the number of active cases at the site has fluctuated consistent with the surrounding area and impacted productivity levels and pace of activity completion, with the site experiencing peaks in the number of active cases in January 2021, August 2021, and January 2022. Georgia Power estimates the productivity impacts of the COVID-19 pandemic have consumed approximately three to four months of schedule margin previously embedded in the site work plan for Unit 3 and Unit 4. Georgia Power's proportionate share of the estimated incremental cost associated with COVID-19 mitigation actions and impacts on construction productivity is currently estimated to be between $160 million and $200 million and is included in the total project capital cost forecast. The continuing effects of the COVID-19 pandemic could further disrupt or delay construction and testing activities at Plant Vogtle Units 3 and 4.
During 2021, Southern Nuclear performed additional construction remediation work necessary to ensure quality and design standards are met and support system turnovers necessary for Unit 3 hot functional testing, which was completed in July 2021, and fuel load. As a result of Unit 3 challenges including, but not limited to, construction productivity, construction remediation work, the pace of system turnovers, spent fuel pool repairs, and the timeframe and duration for hot functional and other testing, at the end of each of the second and third quarters 2021, Southern Nuclear further extended certain milestone dates, including fuel load for Unit 3, from those established in January 2021. Through the fourth quarter 2021, the project continued to face these and other challenges related to the completion of documentation, including inspection records, necessary to submit the remaining ITAACs and begin fuel load. As a result, at the end of the fourth quarter 2021, Southern Nuclear further extended certain milestone dates, including fuel load for Unit 3, from those established at the end of the third quarter 2021. The site work plan currently targets fuel load for Unit 3 in the second quarter 2022 and an in-service date during the third quarter 2022 and primarily depends on significant improvements in overall construction productivity and production levels, the volume of construction remediation work, the pace of system and area turnovers, and the progression of startup and other testing. As the site work plan includes minimal margin to these milestone dates, an in-service date during the fourth quarter 2022 or the first quarter 2023 for Unit 3 is projected, although any further delays could result in a later in-service date.
As the result of productivity challenges and temporarily diverting some Unit 4 craft and support resources to Unit 3 construction efforts, at the end of each of the second and third quarters 2021, Southern Nuclear also further extended milestone dates for Unit 4 from those established in January 2021. The temporary diversion of Unit 4 resources to support Unit 3 has continued into the first quarter 2022; therefore, at the end of the fourth quarter 2021, Southern Nuclear further extended milestone dates for Unit 4 from those established at the end of the third quarter 2021. The site work plan targets an in-service date during the first quarter 2023 for Unit 4 and primarily depends on overall construction productivity and production levels significantly improving as well as appropriate levels of craft laborers, particularly electricians and pipefitters, being added and maintained. As the site work plan includes minimal margin to the milestone dates, an in-service date during the third or fourth quarter 2023 for Unit 4 is projected, although any further delays could result in a later in-service date.
During 2021, established construction contingency and additional costs totaling $1.3 billion were assigned to the base capital cost forecast for costs primarily associated with schedule extensions, construction productivity, the pace of system turnovers, and support resources for Units 3 and 4. Georgia Power also increased its total capital cost forecast as of December 31, 2021 by $99 million to replenish construction contingency.
After considering the significant level of uncertainty that exists regarding the future recoverability of these costs since the ultimate outcome of these matters is subject to the outcome of future assessments by management, as well as Georgia PSC decisions in future regulatory proceedings, Georgia Power recorded pre-tax charges to income in the first quarter 2021, the second quarter 2021, the third quarter 2021, and the fourth quarter 2021 of $48 million ($36 million after tax), $460 million ($343 million after tax), $264 million ($197 million after tax), and $480 million ($358 million after tax), respectively, for the increases in the total project capital cost forecast. Georgia Power may request the Georgia PSC to evaluate those expenditures for rate recovery during the prudence review following the Unit 4 fuel load pursuant to the twenty-fourth VCM stipulation described below. In addition, Georgia Power recorded a pre-tax charge to income in the fourth quarter 2021 of approximately $440 million ($328 million after tax) for incremental costs, which will not be recovered from retail customers, associated with the cost-sharing and tender provisions of the joint ownership agreements described below.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
As Unit 3 completes system turnover from construction and moves to testing and transition to operations, ongoing and potential future challenges include completion of construction remediation work, completion of work packages, including inspection records, and other documentation necessary to submit the remaining ITAACs and begin fuel load, and final component and pre-operational tests. As Unit 4 progresses through construction and continues to transition into testing, ongoing and potential future challenges include the pace and quality of electrical installation, availability of craft and supervisory resources, including the temporary diversion of such resources to support Unit 3 construction efforts, and the pace of work package closures and system turnovers. As construction, including subcontract work, continues on both Units 3 and 4, ongoing or future challenges include management of contractors and vendors; subcontractor performance; supervision of craft labor and related productivity, particularly in the installation of electrical, mechanical, and instrumentation and controls commodities, ability to attract and retain craft labor, and/or related cost escalation; and procurement and related installation. New challenges may arise, particularly as Units 3 and 4 move into initial testing and start-up, which may result in required engineering changes or remediation related to plant systems, structures, or components (some of which are based on new technology that only within the last few years began initial operation in the global nuclear industry at this scale). The ongoing and potential future challenges described above may change the projected schedule and estimated cost.
There have been technical and procedural challenges to the construction and licensing of Plant Vogtle Units 3 and 4 at the federal and state level and additional challenges may arise. Processes are in place that are designed to ensure compliance with the requirements specified in the Westinghouse Design Control Document and the combined construction and operating licenses, including inspections by Southern Nuclear and the NRC that occur throughout construction. In connection with the additional construction remediation work described above, Southern Nuclear reviewed the project's construction quality programs and, where needed, is implementing improvement plans consistent with these processes. On November 17, 2021, the NRC issued the final significance report on its special inspection to review the root cause of this additional construction remediation work and the corresponding corrective action plans with two findings of low to moderate safety significance. Southern Nuclear had already identified and self-reported many of the issues in this report to the NRC and implemented corrective-action plans to resolve these issues. The NRC will conduct a follow-up inspection on these findings at a future date. Findings resulting from this or other inspections could require additional remediation and/or further NRC oversight. In addition, certain license amendment requests have been filed and approved or are pending before the NRC.
The site work plan currently targets fuel load for Units 3 and 4 in the second quarter 2022 and the fourth quarter 2022, respectively. Various design and other licensing-based compliance matters, including the timely submittal by Southern Nuclear of the ITAAC documentation for each unit and the related reviews and approvals by the NRC necessary to support NRC authorization to load fuel, have arisen or may arise, which may result in additional license amendments or require other resolution. If any license amendment requests or other licensing-based compliance issues, including inspections and ITAACs, are not resolved in a timely manner, there may be delays in the project schedule that could result in increased costs.
The ultimate outcome of these matters cannot be determined at this time. However, any extension of the in-service date beyond the first quarter 2023 for Unit 3 or the fourth quarter 2023 for Unit 4, including the current level of cost sharing described below, is estimated to result in additional base capital costs for Georgia Power of up to $60 million per month for Unit 3 and $40 million per month for Unit 4, as well as the related AFUDC and any additional related construction, support resources, or testing costs. While Georgia Power is not precluded from seeking retail recovery of any future capital cost forecast increase other than the amounts related to the cost-sharing and tender provisions of the joint ownership agreements described below, management will ultimately determine whether or not to seek recovery. Any further changes to the capital cost forecast that are not expected to be recoverable through regulated rates will be required to be charged to income and such charges could be material.
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

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
Amendments to the Vogtle Joint Ownership Agreements
In connection with a September 2018 vote by the Vogtle Owners to continue construction, Georgia Power entered into (i) a binding term sheet (Vogtle Owner Term Sheet) with the other Vogtle Owners and MEAG Power's wholly-owned subsidiaries MEAG Power SPVJ, LLC (MEAG SPVJ), MEAG Power SPVM, LLC (MEAG SPVM), and MEAG Power SPVP, LLC (MEAG SPVP) to take certain actions which partially mitigate potential financial exposure for the other Vogtle Owners, including additional amendments to the Vogtle Joint Ownership Agreements and the purchase of PTCs from the other Vogtle Owners at pre-established prices, and (ii) a term sheet (MEAG Term Sheet) with MEAG Power and MEAG SPVJ to provide up to $300 million of funding with respect to MEAG SPVJ's ownership interest in Plant Vogtle Units 3 and 4 under certain circumstances. In January 2019, Georgia Power, MEAG Power, and MEAG SPVJ entered into an agreement to implement the provisions of the MEAG Term Sheet. In February 2019, Georgia Power, the other Vogtle Owners, and MEAG Power's wholly-owned subsidiaries MEAG SPVJ, MEAG SPVM, and MEAG SPVP entered into certain amendments to the Vogtle Joint Ownership Agreements to implement the provisions of the Vogtle Owner Term Sheet (Global Amendments).
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
In addition, pursuant to the Global Amendments, the holders of at least 90% of the ownership interests in Plant Vogtle Units 3 and 4 must vote to continue construction if certain adverse events occur, including, among other events: (i) the bankruptcy of Toshiba; (ii) the termination or rejection in bankruptcy of certain agreements, including the Vogtle Services Agreement, the Bechtel Agreement, or the agency agreement with Southern Nuclear; (iii) Georgia Power's public announcement of its intention not to submit for rate recovery any portion of its investment in Plant Vogtle Units 3 and 4 or the Georgia PSC determines that any of Georgia Power's costs relating to the construction of Plant Vogtle Units 3 and 4 will not be recovered in retail rates, excluding any additional amounts paid by Georgia Power on behalf of the other Vogtle Owners pursuant to the Global Amendments described above and the first 6% of costs during any six-month VCM reporting period that are disallowed by the Georgia PSC for recovery, or for which Georgia Power elects not to seek cost recovery, through retail rates; and (iv) an incremental extension of one year or more from the seventeenth VCM report estimated in-service dates of November 2021 and November 2022 for Units 3 and 4, respectively. The latest schedule extension triggers the requirement that the holders of at least 90% of the ownership interests in Plant Vogtle Units 3 and 4 must vote to continue construction by March 8, 2022. Georgia Power has voted to continue construction. In addition, if the holders of at least 90% of the ownership interests of Plant Vogtle Units 3 and 4 do not vote to continue construction, the DOE may require Georgia Power to prepay all outstanding borrowings under the FFB Credit Facilities over a period of five years. See Note 8 under "Long-term Debt – DOE Loan Guarantee Borrowings" for additional information.
Georgia Power and the other Vogtle Owners do not agree on either the starting dollar amount for the determination of cost increases subject to the cost-sharing and tender provisions of the Global Amendments or the extent to which COVID-19-related costs impact the calculation. Based on the definition in the Global Amendments, Georgia Power believes the starting dollar amount is $18.38 billion and the current project capital cost forecast has triggered the cost-sharing provisions. The other Vogtle Owners have asserted that the project cost increases have reached the cost-sharing thresholds and have triggered the tender provisions under the Global Amendments. Georgia Power recorded an additional pre-tax charge to income in the fourth quarter 2021 of approximately $440 million ($328 million after tax) associated with these cost-sharing and tender provisions, which is included in the total project capital cost forecast. Georgia Power may be required to record further pre-tax charges to income of up to approximately $460 million associated with these provisions based on the current project capital cost forecast. The incremental charges associated with these provisions will not be recovered from retail customers. On October 29, 2021, Georgia Power and the other Vogtle Owners entered into an agreement to clarify the process for the tender provisions of the Global Amendments to provide for a decision between 120 and 180 days after the tender option is triggered, which the other Vogtle Owners assert occurred on February 14, 2022.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
Georgia Power's ownership interest in Plant Vogtle Units 3 and 4 continues to be 45.7%; however, it could increase if one or more of the other Vogtle Owners exercise the option to tender a portion of their ownership interest to Georgia Power and require Georgia Power to pay 100% of the remaining share of the costs necessary to complete Plant Vogtle Units 3 and 4. Georgia Power's incremental ownership interest would be calculated and conveyed to Georgia Power after Plant Vogtle Units 3 and 4 are placed in service.
The ultimate outcome of these matters cannot be determined at this time.
Regulatory Matters
In 2009, the Georgia PSC voted to certify construction of Plant Vogtle Units 3 and 4 with a certified capital cost of $4.418 billion. In addition, in 2009 the Georgia PSC approved inclusion of the Plant Vogtle Units 3 and 4 related CWIP accounts in rate base, and the State of Georgia enacted the Georgia Nuclear Energy Financing Act, which allows Georgia Power to recover financing costs for Plant Vogtle Units 3 and 4. Financing costs are recovered on all applicable certified costs through annual adjustments to the NCCR tariff up to the certified capital cost of $4.418 billion. At December 31, 2021, Georgia Power had recovered approximately $2.7 billion of financing costs. Financing costs related to capital costs above $4.418 billion are being recognized through AFUDC and are expected to be recovered through retail rates over the life of Plant Vogtle Units 3 and 4; however, Georgia Power is not recording AFUDC related to any capital costs in excess of the total deemed reasonable by the Georgia PSC (currently $7.3 billion) and not requested for rate recovery. On November 18, 2021, the Georgia PSC approved Georgia Power's request to decrease the NCCR tariff by $78 million annually, effective January 1, 2022.
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
In 2016, the Georgia PSC voted to approve a settlement agreement (Vogtle Cost Settlement Agreement) resolving certain prudency matters in connection with the fifteenth VCM report. In December 2017, the Georgia PSC voted to approve (and issued its related order on January 11, 2018) Georgia Power's seventeenth VCM report and modified the Vogtle Cost Settlement Agreement. The Vogtle Cost Settlement Agreement, as modified by the January 11, 2018 order, resolved the following regulatory matters related to Plant Vogtle Units 3 and 4: (i) none of the $3.3 billion of costs incurred through December 31, 2015 and reflected in the fourteenth VCM report should be disallowed from rate base on the basis of imprudence; (ii) the Contractor Settlement Agreement was reasonable and prudent and none of the $0.3 billion paid pursuant to the Contractor Settlement Agreement should be disallowed from rate base on the basis of imprudence; (iii) (a) capital costs incurred up to $5.68 billion would be presumed to be reasonable and prudent with the burden of proof on any party challenging such costs, (b) Georgia Power would have the burden to show that any capital costs above $5.68 billion were prudent, and (c) a revised capital cost forecast of $7.3 billion (after reflecting the impact of payments received under the Guarantee Settlement Agreement and related customer refunds) was found reasonable; (iv) construction of Plant Vogtle Units 3 and 4 should be completed, with Southern Nuclear serving as project manager and Bechtel as primary contractor; (v) approved and deemed reasonable Georgia Power's revised schedule placing Plant Vogtle Units 3 and 4 in service in November 2021 and November 2022, respectively; (vi) confirmed that the revised cost forecast does not represent a cost cap and that a prudence proceeding on cost recovery will occur following Unit 4 fuel load, consistent with applicable Georgia law; (vii) reduced the ROE used to calculate the NCCR tariff (a) from 10.95% (the ROE rate setting point authorized by the Georgia PSC in the 2013 ARP) to 10.00% effective January 1, 2016, (b) from 10.00% to 8.30%, effective January 1, 2020, and (c) from 8.30% to 5.30%, effective January 1, 2021 (provided that the ROE in no case will be less than Georgia Power's average cost of long-term debt); (viii) reduced the ROE used for AFUDC equity for Plant Vogtle Units 3 and 4 from 10.00% to Georgia Power's average cost of long-term debt, effective January 1, 2018; and (ix) agreed that effective the first month after Unit 3 reaches commercial operation, retail base rates would be adjusted to include the costs related to Unit 3 and common facilities deemed prudent in the Vogtle Cost Settlement Agreement (see "Plant Vogtle Unit 3 and Common Facilities Rate Proceeding" herein for additional information). The January 11, 2018 order also stated that if Plant Vogtle Units 3 and 4 are not commercially operational by June 1, 2021 and June 1, 2022, respectively, the ROE used to calculate the NCCR tariff will be further reduced by 10 basis points each month (but not lower than Georgia Power's average cost of long-term debt) until the respective Unit is commercially operational. The ROE reductions negatively impacted earnings by approximately $270 million, $150 million, and $75 million in 2021, 2020, and 2019, respectively, and are estimated to have negative earnings impacts of approximately $300 million and $265 million in 2022 and 2023, respectively. In its January 11, 2018 order, the Georgia PSC also stated if other conditions change and assumptions upon which Georgia Power's seventeenth VCM report are based do not materialize, the Georgia PSC reserved the right to reconsider the decision to continue construction.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
The Georgia PSC has approved 24 VCM reports covering periods through December 31, 2020, including total construction capital costs incurred through December 31, 2020 of $7.3 billion (net of $1.7 billion of payments received under the Guarantee Settlement Agreement and approximately $188 million in related customer refunds). In the August 24, 2021 order approving the twenty-fourth VCM report, the Georgia PSC also approved a stipulation addressing the following matters: (i) beginning with its twenty-fifth VCM report, Georgia Power will continue to report to the Georgia PSC all costs incurred during the period for review and will request for approval costs up to the $7.3 billion determined to be reasonable in the Georgia PSC's seventeenth VCM order and (ii) Georgia Power will not seek rate recovery of the $0.7 billion increase to the base capital cost forecast included in the nineteenth VCM report and charged to income by Georgia Power in the second quarter 2018. In addition, the stipulation confirms Georgia Power may request verification and approval of costs above $7.3 billion for inclusion in rate base at a later time, but no earlier than the prudence review contemplated by the seventeenth VCM order described previously. The Georgia PSC is scheduled to vote on the twenty-fifth VCM report on February 17, 2022. Georgia Power also expects to file its twenty-sixth VCM report with the Georgia PSC on February 17, 2022, which will reflect the revised capital cost forecast described above.
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
2019 Base Rate Case
In March 2020, the Mississippi PSC approved a settlement agreement between Mississippi Power and the Mississippi Public Utilities Staff related to Mississippi Power's base rate case filed in 2019 (Mississippi Power Rate Case Settlement Agreement).
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
Performance Evaluation Plan
Mississippi Power's retail base rates generally are set under the PEP, a rate plan approved by the Mississippi PSC. In recognition that Mississippi Power's long-term financial success is dependent upon how well it satisfies its customers' needs, PEP includes performance indicators that directly tie customer service indicators to Mississippi Power's allowed ROE. PEP measures Mississippi Power's performance on a 10-point scale as a weighted average of results in three areas: average customer price, as compared to prices of other regional utilities (weighted at 40%); service reliability, measured in percentage of time customers had electric service (40%); and customer satisfaction, measured in a survey of residential customers (20%). Typically, two PEP filings are made for each calendar year: the PEP projected filing and the PEP lookback filing. In July 2020, the Mississippi PSC approved Mississippi Power's revisions to the PEP compliance rate clause as agreed to in the Mississippi Power Rate Case Settlement Agreement. These revisions include, among other things, changing the filing date for the annual PEP rate projected filing from November of the immediately preceding year to March of the current year, utilizing a historic test year adjusted for "known and measurable" changes, using discounted cash flow and regression formulas to determine base ROE, and moving all embedded ad valorem property taxes currently collected in PEP to the ad valorem tax adjustment clause. The PEP lookback filing will continue to be filed after the end of the year and allows for review of the actual revenue requirement.
Pursuant to a Mississippi PSC-approved settlement agreement between Mississippi Power and the MPUS, Mississippi Power was not required to make any PEP filings for regulatory years 2019 and 2020. On June 8, 2021, the Mississippi PSC approved Mississippi Power's annual retail PEP filing for 2021, resulting in an annual increase in revenues of approximately $16 million, or 1.8%, which became effective with the first billing cycle of April 2021.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
Integrated Resource Plan
In 2019, Mississippi Power updated its proposed Reserve Margin Plan (RMP), originally filed in 2018, as required by the Mississippi PSC. In 2018, Mississippi Power had proposed alternatives to reduce its reserve margin and lower or avoid operating costs. In December 2020, the Mississippi PSC issued an order concluding the RMP docket and requiring Mississippi Power to incorporate into its 2021 IRP a schedule of early or anticipated retirement of 950 MWs of fossil-steam generation by year-end 2027 to reduce Mississippi Power's excess reserve margin. The order stated that Mississippi Power will be allowed to defer any retirement-related costs as regulatory assets for future recovery.
On September 9, 2021, the Mississippi PSC issued an order confirming the conclusion of its review of Mississippi Power's 2021 IRP with no deficiencies identified. The 2021 IRP included a schedule to retire Plant Watson Unit 4 (268 MWs) and Mississippi Power's 40% ownership interest in Plant Greene County Units 1 and 2 (103 MWs each) in December 2023, 2025, and 2026, respectively, consistent with each unit's remaining useful life in the most recent approved depreciation studies. In addition, the schedule reflects the early retirement of Mississippi Power's 50% undivided ownership interest in Plant Daniel Units 1 and 2 (502 MWs) by the end of 2027. The Plant Greene County unit retirements require the completion by Alabama Power of transmission and system reliability improvements, as well as agreement by Alabama Power.
The remaining net book value of Plant Daniel Units 1 and 2 was approximately $515 million at December 31, 2021 and Mississippi Power is continuing to depreciate these units using the current approved rates through the end of 2027. Mississippi Power expects to reclassify the net book value remaining at retirement, which is expected to total approximately $386 million, to a regulatory asset to be amortized over a period to be determined by the Mississippi PSC in future proceedings, consistent with the December 2020 order. The Plant Watson and Greene County units are expected to be fully depreciated upon retirement. The ultimate outcome of these matters cannot be determined at this time. See Note 3 under "Other Matters – Mississippi Power" for additional information on Plant Daniel Units 1 and 2.
Environmental Compliance Overview Plan
In accordance with a 2011 accounting order from the Mississippi PSC, Mississippi Power has the authority to defer in a regulatory asset for future recovery all plant retirement- or partial retirement-related costs resulting from environmental regulations.
In accordance with a Mississippi PSC-approved settlement agreement between Mississippi Power and the MPUS, Mississippi Power was not required to make any ECO Plan filings for 2019 and 2020, and any necessary adjustments were reflected in Mississippi Power's 2019 base rate case.
In 2019, the Mississippi PSC approved Mississippi Power's request for a CPCN to complete certain environmental compliance projects, primarily associated with the Plant Daniel coal units co-owned 50% with Gulf Power. The total estimated cost is approximately $125 million, with Mississippi Power's share of approximately $67 million being proposed for recovery through its ECO Plan. As of December 31, 2021, approximately $20 million of Mississippi Power's share is included in plant in service, approximately $14 million is included in CWIP, and approximately $13 million associated with ash pond closure is reflected in Mississippi Power's ARO liabilities. See Note 6 for additional information on AROs and Note 3 under "Other Matters – Mississippi Power" for additional information on Gulf Power's ownership in Plant Daniel.
On June 8, 2021, the Mississippi PSC approved Mississippi Power's ECO Plan filing for 2021, resulting in a decrease in revenues of approximately $9 million annually, primarily due to a change in the amortization periods of certain regulatory assets and liabilities. The rate decrease became effective with the first billing cycle of July 2021.
Fuel Cost Recovery
Mississippi Power annually establishes and is required to file for an adjustment to the retail fuel cost recovery factor that is approved by the Mississippi PSC. The Mississippi PSC approved decreases of $35 million and $24 million effective in February 2019 and 2020, respectively, and increases of $2 million and $43 million effective in February 2021 and 2022, respectively. At December 31, 2021, under recovered retail fuel costs totaled approximately $4 million and were included in other customer accounts receivable on Southern Company's and Mississippi Power's balance sheets. At December 31, 2020, over recovered retail fuel costs totaled $24 million and were included in other current liabilities on Southern Company's balance sheet and over recovered regulatory clause liabilities on Mississippi Power's balance sheet.
Mississippi Power has wholesale MRA and Market Based (MB) fuel cost recovery factors. Effective with the first billing cycles for January 2020, 2021, and 2022, annual revenues under the wholesale MRA fuel rate increased $1 million, decreased $5 million, and increased $11 million, respectively. The wholesale MB fuel rate did not change materially in any period presented. At December 31, 2021, under recovered wholesale fuel costs were immaterial. At December 31, 2020, over recovered

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
wholesale fuel costs totaled approximately $10 million and were included in other current liabilities on Southern Company's balance sheet and over recovered regulatory clause liabilities on Mississippi Power's balance sheet.
Mississippi Power's operating revenues are adjusted for differences in actual recoverable fuel cost and amounts billed in accordance with the currently approved cost recovery rate. Accordingly, changes in the billing factor should have no significant effect on Mississippi Power's revenues or net income but will affect operating cash flows.
Ad Valorem Tax Adjustment
Mississippi Power establishes annually an ad valorem tax adjustment factor that is approved by the Mississippi PSC to collect the ad valorem taxes paid by Mississippi Power. In 2020 and 2019, the annual revenues collected through the ad valorem tax adjustment factor increased by $10 million and decreased by $2 million, respectively. On April 6, 2021, the Mississippi PSC approved Mississippi Power's annual ad valorem tax adjustment filing for 2021, which requested an annual increase in revenues of approximately $28 million, including approximately $19 million of ad valorem taxes previously recovered through PEP in accordance with the Mississippi Power Rate Case Settlement Agreement. The rate increase became effective with the first billing cycle of May 2021.
System Restoration Rider
Mississippi Power carries insurance for the cost of certain types of damage to generation plants and general property. However, Mississippi Power is self-insured for the cost of storm, fire, and other uninsured casualty damage to its property, including transmission and distribution facilities. As permitted by the Mississippi PSC and the FERC, Mississippi Power accrues for the cost of such damage through an annual expense accrual which is credited to regulatory liability accounts for the retail and wholesale jurisdictions. The cost of repairing actual damage resulting from such events that individually exceed $50,000 is charged to the reserve. Every year, the Mississippi PSC, the MPUS, and Mississippi Power agree on SRR revenue level(s).
Mississippi Power's net retail SRR accrual, which includes carrying costs and amortization of related excess deferred income tax benefits, was $(1.8) million in 2021, $0.8 million 2020, and $1.4 million in 2019. At December 31, 2020, the retail property damage reserve balance was $4 million. On October 14, 2021, the Mississippi PSC issued an accounting order giving Mississippi Power the authority to reclassify the retail costs associated with Hurricanes Zeta and Ida (approximately $49 million) to a regulatory asset to be recovered through PEP over a period to be determined in Mississippi Power's 2022 PEP proceeding. At December 31, 2021, the retail property damage reserve balance was $31 million, which reflects the impact of the reclassification.
On December 7, 2021, the Mississippi PSC approved Mississippi Power's annual SRR filing, which requested an increase in retail revenues of approximately $9 million annually effective with the first billing cycle of March 2022. The Mississippi PSC also established $8 million as the minimum annual accrual amount until a target property damage reserve balance of $75 million is met. In the event the expected annual charges exceed the annual accrual or the target balance has been met, Mississippi Power and the Mississippi PSC will determine the appropriate change to the annual accrual. Additionally, if PEP earnings are above a certain threshold, Mississippi Power has the ability to apply any required PEP refund as an additional accrual to the property damage reserve in lieu of customer refunds.
Municipal and Rural Associations Tariff
Mississippi Power provides wholesale electric service to Cooperative Energy, East Mississippi Electric Power Association, and the City of Collins, all located in southeastern Mississippi, under a long-term, cost-based, FERC-regulated MRA tariff.
In 2017, Mississippi Power and Cooperative Energy executed, and the FERC accepted, a Shared Service Agreement (SSA), as part of the MRA tariff, under which Mississippi Power and Cooperative Energy share in providing electricity to the Cooperative Energy delivery points under the tariff. The SSA may be cancelled by Cooperative Energy with 10 years notice. Cooperative Energy has the option to decrease its use of Mississippi Power's generation services under the MRA tariff up to 2.5% annually, with required notice, with a remaining total reduction of 8%, or approximately $8 million in cumulative annual base revenues.
In June 2020, the FERC accepted Mississippi Power's requested $2 million annual increase in MRA base rates effective June 1, 2020, as agreed upon in a settlement agreement reached with its wholesale customers.
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
Southern Company and Subsidiary Companies 2021 Annual Report
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
In addition to natural gas cost recovery mechanisms, other cost recovery mechanisms and regulatory riders, which vary by utility, allow recovery of certain costs, such as those related to infrastructure replacement programs as well as environmental remediation, energy efficiency plans, and bad debts. In traditional rate designs, utilities recover a significant portion of the fixed customer service and pipeline infrastructure costs based on assumed natural gas volumes used by customers. With the exception of Chattanooga Gas, the natural gas distribution utilities have decoupled regulatory mechanisms that Southern Company Gas believes encourage conservation by separating the recoverable amount of these fixed costs from the amounts of natural gas used by customers. See "Rate Proceedings" herein for additional information. Also see "Infrastructure Replacement Programs and Capital Projects" herein for additional information regarding infrastructure replacement programs at certain of the natural gas distribution utilities.
The following table provides regulatory information for Southern Company Gas' natural gas distribution utilities:

	Nicor Gas	Atlanta Gas Light	Virginia Natural Gas	Chattanooga Gas
Authorized ROE(a)	9.75%	10.25%	9.50%	9.80%
Weather normalization mechanisms(b)			✓	✓
Decoupled, including straight-fixed-variable rates(c)	✓	✓	✓
Regulatory infrastructure program rates(d)	✓	✓	✓	✓
Bad debt rider(e)	✓		✓	✓
Energy efficiency plan(f)	✓		✓
Annual base rate adjustment mechanism(g)		✓		✓
Year of last base rate case decision(h)	2021	2019	2021	2018
(a)Represents the authorized ROE at December 31, 2021.
(b)Designed to help stabilize operating results by allowing recovery of costs in the event of unseasonal weather, but are not direct offsets to the potential impacts on earnings of weather and customer consumption.
(c)Allows for recovery of fixed customer service costs separately from assumed natural gas volumes used by customers and provides a benchmark level of revenue for recovery.
(d)Programs that update or expand distribution systems and LNG facilities. Atlanta Gas Light's infrastructure program, System Reinforcement Rider, is effective for 2022 through 2024. See "Rate Proceedings – Atlanta Gas Light" herein for additional information. Chattanooga Gas' pipeline replacement program costs are recovered through its annual base rate review mechanism.
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
(h)Annual GRAM filing required at Atlanta Gas Light.
Infrastructure Replacement Programs and Capital Projects
In addition to capital expenditures recovered through base rates by each of the natural gas distribution utilities, Nicor Gas and Virginia Natural Gas have separate rate riders that provide timely recovery of capital expenditures for specific infrastructure replacement programs. Total capital expenditures incurred during 2021 for gas distribution operations were $1.5 billion.
The following table and discussions provide updates on the infrastructure replacement programs and capital projects at the natural gas distribution utilities at December 31, 2021. These programs are risk-based and designed to update and replace cast iron, bare

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
steel, and mid-vintage plastic materials or expand Southern Company Gas' distribution systems to improve reliability and meet operational flexibility and growth.

Utility	Program	Recovery	Expenditures in 2021	Expenditures Since Project Inception	Pipe Installed Since Project Inception	Scope of Program	Program Duration	Last Year of Program
			(in millions)		(miles)	(miles)	(years)
Nicor Gas	Investing in Illinois(*)	Rider	$408	$2,508	1,153	1,394	9	2023
Virginia Natural Gas	Steps to Advance Virginia's Energy (SAVE)	Rider	51	342	470	640	13	2024
Atlanta Gas Light	System Reinforcement Rider	Rider	—	—	N/A	N/A	3	2024
Chattanooga Gas	Pipeline Replacement Program	Rate Base	2	2	5	73	7	2027
Total			$461	$2,852	1,628	2,107
(*)Includes replacement of pipes, compressors, and transmission mains along with other improvements such as new meters. Scope of program miles is an estimate and subject to change. Recovery of program costs is described under "Nicor Gas" herein.
Nicor Gas
Illinois legislation allows Nicor Gas to provide more widespread safety and reliability enhancements to its distribution system and stipulates that rate increases to customers as a result of any infrastructure investments shall not exceed a cumulative annual average of 4.0% or, in any given year, 5.5% of base rate revenues. In 2014, the Illinois Commission approved the nine-year regulatory infrastructure program, Investing in Illinois, subject to annual review. In accordance with orders from the Illinois Commission, Nicor Gas recovers program costs incurred through a separate rider and base rates. The Illinois Commission's approval of Nicor Gas' rate case on November 18, 2021 included recovery of program costs through December 31, 2021. See "Rate Proceedings – Nicor Gas" herein for additional information. Nicor Gas' capital expenditures related to qualifying projects under the Investing in Illinois program totaled $389 million and $396 million in 2020 and 2019, respectively.
Virginia Natural Gas
In 2019, the Virginia Commission approved amendments to and extension of the Steps to Advance Virginia's Energy (SAVE) program, an accelerated infrastructure replacement program. The extension allows Virginia Natural Gas to continue replacing aging pipeline infrastructure through 2024 and increases its authorized investment under the previously-approved plan from $35 million to $40 million in 2019 with additional annual investments of $50 million in 2020, $60 million in 2021, $70 million in each year from 2022 through 2024, and a total potential variance of up to $5 million allowed for the program, for a maximum total investment over the six-year term (2019 through 2024) of $365 million. Virginia Natural Gas' capital expenditures under the SAVE program totaled $49 million and $45 million in 2020 and 2019, respectively.
The SAVE program is subject to annual review by the Virginia Commission. In accordance with the base rate case approved by the Virginia Commission in 2021, Virginia Natural Gas is recovering program costs incurred prior to November 1, 2020 through base rates. Program costs incurred subsequent to November 1, 2020 are currently being recovered through a separate rider and are subject to future base rate case proceedings.
Atlanta Gas Light
In 2019, the Georgia PSC approved the continuation of GRAM as part of Atlanta Gas Light's 2019 rate case order. Various infrastructure programs previously authorized by the Georgia PSC, including the Integrated Vintage Plastic Replacement Program to replace aging plastic pipe and the Integrated System Reinforcement Program to upgrade Atlanta Gas Light's distribution system and LNG facilities in Georgia, continue under GRAM and the recovery of and return on the infrastructure program investments are included in annual base rate adjustments. The amounts to be recovered through rates related to allowed, but not incurred, costs have been recognized in an unrecognized ratemaking amount that is not reflected on the balance sheets. These allowed costs are primarily the equity return on the capital investment under the infrastructure programs in place prior to GRAM and are being recovered through GRAM and base rates until the earlier of the full recovery of the related under recovered amount or December 31, 2025. The under recovered balance at December 31, 2021 was $91 million, including $47 million of unrecognized equity return. The Georgia PSC reviews Atlanta Gas Light's performance annually under GRAM. See "Unrecognized Ratemaking Amounts" herein for additional information.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
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
See "Rate Proceedings – Atlanta Gas Light" herein for additional information regarding the Georgia PSC's November 18, 2021 approval of Atlanta Gas Light's GRAM filing and Integrated Capacity and Delivery Plan. The Georgia PSC also approved a new System Reinforcement Rider for authorized large pressure improvement and system reliability projects, which is expected to recover related capital investments totaling $286 million for the years 2022 through 2024.
Chattanooga Gas
In June 2021, the Tennessee Public Utilities Commission approved Chattanooga Gas' pipeline replacement program to replace approximately 73 miles of distribution main over a seven-year period. The estimated total cost of the program is $118 million, which will be recovered through Chattanooga Gas' annual base rate review mechanism.
Natural Gas Cost Recovery
With the exception of Atlanta Gas Light, the natural gas distribution utilities are authorized by the relevant regulatory agencies in the states in which they serve to use natural gas cost recovery mechanisms that adjust rates to reflect changes in the wholesale cost of natural gas and ensure recovery of all costs prudently incurred in purchasing natural gas for customers. The natural gas distribution utilities defer or accrue the difference between the actual cost of natural gas and the amount of commodity revenue earned in a given period. The deferred or accrued amount is either billed or refunded to customers prospectively through adjustments to the commodity rate. Deferred natural gas costs are reflected as regulatory assets and accrued natural gas costs are reflected as regulatory liabilities. Changes in the billing factor will not have a significant effect on Southern Company's or Southern Company Gas' net income, but will affect cash flows. Since Atlanta Gas Light does not sell natural gas directly to its end-use customers, it does not utilize a traditional natural gas cost recovery mechanism. However, Atlanta Gas Light does maintain natural gas inventory for the Marketers in Georgia and recovers the cost through recovery mechanisms approved by the Georgia PSC. At December 31, 2021, the under recovered balance was $473 million, $266 million of which was included in natural gas cost under recovery and $207 million of which was included in other regulatory assets, deferred on Southern Company's and Southern Company Gas' balance sheets. At December 31, 2020, the over recovered balance was $88 million, which was included in other regulatory liabilities on Southern Company's and Southern Company Gas' balance sheets.
Rate Proceedings
Nicor Gas
In 2019, the Illinois Commission approved a $168 million annual base rate increase effective October 8, 2019. The base rate increase included $65 million related to the recovery of program costs under the Investing in Illinois program and was based on a ROE of 9.73% and an equity ratio of 54.2%. Additionally, the Illinois Commission approved a volume balancing adjustment, a revenue decoupling mechanism for residential customers that provides a benchmark level of revenue per rate class for recovery.
On November 18, 2021, the Illinois Commission approved a $240 million annual base rate increase effective November 24, 2021. The base rate increase included $94 million related to the recovery of program costs under the Investing in Illinois program and was based on a ROE of 9.75% and an equity ratio of 54.5%.
Atlanta Gas Light
In 2019, the Georgia PSC approved a $65 million annual base rate increase, effective January 1, 2020, based on a ROE of 10.25% and an equity ratio of 56%. Earnings will be evaluated against a ROE range of 10.05% to 10.45%, with disposition of any earnings above 10.45% to be determined by the Georgia PSC. Additionally, the Georgia PSC approved continuation of the previously authorized inclusion in base rates of the recovery of and return on the infrastructure program investments, including, but not limited to, GRAM adjustments, and a reauthorization and continuation of GRAM until terminated by the Georgia PSC. GRAM filing rate adjustments will be based on the authorized ROE of 10.25%. GRAM adjustments for 2021 could not exceed 5% of 2020 base rates. The 5% limitation does not set a precedent in any future rate proceedings by Atlanta Gas Light.
In July 2020, Atlanta Gas Light filed its annual GRAM filing with the Georgia PSC requesting an annual base rate increase of $37.6 million based on the projected 12-month period beginning January 1, 2021, which did not exceed the 5% limitation established by the Georgia PSC. Rates went into effect on January 1, 2021 in accordance with Atlanta Gas Light's 2019 rate case order.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
On February 16, 2021, the Georgia PSC approved a stipulation between Atlanta Gas Light and the Georgia PSC staff establishing a long-range comprehensive planning process. Under the terms of the stipulation, Atlanta Gas Light was required to develop and file at least triennially an Integrated Capacity and Delivery Plan (i-CDP). Each i-CDP will include a 10-year forecast of interstate and intrastate capacity asset requirements, including a detailed plan for the first three years consistent with Atlanta Gas Light's current capacity supply plan, and a 10-year projection of capital budgets and related operations and maintenance spending. Recovery of the related revenue requirements will be included in either subsequent annual GRAM filings or a new System Reinforcement Rider for authorized large pressure improvement and system reliability projects.
On April 28, 2021, Atlanta Gas Light filed its first i-CDP with the Georgia PSC, which includes a series of ongoing and proposed pipeline safety, reliability, and growth programs for the next 10 years (2022 through 2031), as well as the required capital investments and related costs to implement the programs. The i-CDP reflected capital investments totaling approximately $0.5 billion to $0.6 billion annually.
On November 18, 2021, the Georgia PSC approved an October 14, 2021 joint stipulation agreement between Atlanta Gas Light and the staff of the Georgia PSC, under which, for the years 2022 through 2024, Atlanta Gas Light will incrementally reduce its combined GRAM and System Reinforcement Rider request by 10% through Atlanta Gas Light's GRAM mechanism, or $5 million for 2022. The stipulation agreement also provides for $1.7 billion of total capital investment for the years 2022 through 2024.
Also on November 18, 2021, the Georgia PSC approved Atlanta Gas Light's amended annual GRAM filing, which resulted in an annual rate increase of $43 million effective January 1, 2022.
Virginia Natural Gas
On September 14, 2021, the Virginia Commission approved a stipulation agreement related to Virginia Natural Gas' June 2020 general rate case filing, which allows for a $43 million increase in annual base rate revenues, including $14 million related to the recovery of investments under the SAVE program, based on a ROE of 9.5% and an equity ratio of 51.9%. Interim rate adjustments became effective as of November 1, 2020, subject to refund, based on Virginia Natural Gas' original request for an increase of approximately $50 million. Refunds to customers related to the difference between the approved rates and the interim rates were completed during the fourth quarter 2021.
Deferral of Incremental COVID-19 Costs
As discussed under "Utility Regulation and Rate Design," the natural gas distribution utilities have various regulatory mechanisms to recover bad debt expense, which helped mitigate potential increases in bad debt expense as a result of the COVID-19 pandemic. Deferred incremental costs related to the COVID-19 pandemic were immaterial for Virginia Natural Gas.
Atlanta Gas Light
In April 2020, in response to the COVID-19 pandemic, the Georgia PSC approved orders directing Atlanta Gas Light to continue its previous, voluntary suspension of customer disconnections. In June 2020, the Georgia PSC ordered Atlanta Gas Light to resume customer disconnections beginning July 2020, with exceptions for customers still covered by a shelter-in-place order. All suspensions for customer disconnections were lifted in October 2020. The orders provide the Marketers, including SouthStar, with a mechanism to receive credits from Atlanta Gas Light for the base rates it charged to the Marketers of non-paying customers during the suspension. Atlanta Gas Light will begin recovering these credits through GRAM rates effective January 1, 2023.
Nicor Gas
In March 2020, in response to the COVID-19 pandemic, the Illinois Commission issued an order directing utilities to cease disconnections for non-payment and to suspend the imposition of late payment fees or penalties. In June 2020, the Illinois Commission approved a stipulation pursuant to which Nicor Gas and other utilities in Illinois would provide more flexible credit and collection procedures to assist customers with financial hardship and which authorizes a special purpose rider for recovery of the following COVID-19 pandemic-related impacts: incremental costs directly associated with the COVID-19 pandemic, net of the offset for COVID-19 pandemic-related credits received, foregone late fees, foregone reconnection charges, and the costs associated with a bill payment assistance program. Nicor Gas resumed late payment fees in July 2020 and, on October 1, 2020, began recovery of the COVID-19 pandemic-related impacts through the special purpose rider, which will continue over a 24-month period. On March 18, 2021, the Illinois Commission approved a phased-in schedule for disconnections related to non-payment. Nicor Gas began certain disconnections in late April 2021 and resumed normal disconnections in June 2021. At December 31, 2021 and 2020, Nicor Gas' related regulatory asset was $5 million and $9 million, respectively.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
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

	December 31, 2021	December 31, 2020
	(in millions)
Atlanta Gas Light	$47	$59
Virginia Natural Gas	10	10
Chattanooga Gas	4	2
Nicor Gas	—	3
Total	$61	$74
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
The plaintiffs in each of these cases seek to recover, on behalf of Southern Company, unspecified actual damages and, on each plaintiff's own behalf, attorneys' fees and costs in bringing the lawsuit. The plaintiffs also seek certain changes to Southern Company's corporate governance and internal processes. On January 21, 2022, the plaintiffs in the federal court action filed a motion for preliminary approval of settlement, together with an executed stipulation of settlement, which applies to both the federal and state actions. The terms of the settlement are not expected to have a material impact on Southern Company's financial statements.
Georgia Power
In 2011, plaintiffs filed a putative class action against Georgia Power in the Superior Court of Fulton County, Georgia alleging that Georgia Power's collection in rates of amounts for municipal franchise fees (which fees are paid to municipalities) exceeded the amounts allowed in orders of the Georgia PSC and alleging certain state law claims. This case has been ruled upon and appealed numerous times over the last several years. In October 2019, the Georgia PSC issued an order that found Georgia Power

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
has appropriately implemented the municipal franchise fee schedule. On March 16, 2021, the Superior Court of Fulton County granted class certification and Georgia Power's motion for summary judgment. On March 22, 2021, the plaintiffs filed a notice of appeal, and, on April 2, 2021, Georgia Power filed a notice of cross appeal on the issue of class certification. On December 1, 2021, the Georgia Court of Appeals affirmed the Superior Court's ruling that granted summary judgment to Georgia Power and dismissed Georgia Power's cross appeal on the issue of class certification as moot. On December 21, 2021, the plaintiffs filed a petition for writ of certiorari to the Georgia Supreme Court. The amount of any possible losses cannot be estimated at this time because, among other factors, it is unknown whether any losses would be subject to recovery from any municipalities.
In July 2020, a group of individual plaintiffs filed a complaint in the Superior Court of Fulton County, Georgia against Georgia Power alleging that releases from Plant Scherer have impacted groundwater, surface water, and air, resulting in alleged personal injuries and property damage. The plaintiffs seek an unspecified amount of monetary damages including punitive damages, a medical monitoring fund, and injunctive relief. Georgia Power has filed multiple motions to dismiss the complaint. On October 8, 2021, three additional complaints were filed in the Superior Court of Monroe County, Georgia against Georgia Power alleging that releases from Plant Scherer have impacted groundwater and air, resulting in alleged personal injuries and property damage. The plaintiffs seek an unspecified amount of monetary damages including punitive damages. On November 11, 2021, Georgia Power filed a notice to remove the three cases pending in the Superior Court of Monroe County to the U.S. District Court in the Middle District of Georgia. On February 7, 2022, four additional complaints were filed in the Superior Court of Monroe County, Georgia against Georgia Power seeking damages for alleged personal injuries or property damage. The amount of any possible losses from these matters cannot be estimated at this time.
Mississippi Power
In 2018, Ray C. Turnage and 10 other individual plaintiffs filed a putative class action complaint against Mississippi Power and the three then-serving members of the Mississippi PSC in the U.S. District Court for the Southern District of Mississippi, which was amended in March 2019 to include four additional plaintiffs. Mississippi Power received Mississippi PSC approval in 2013 to charge a mirror CWIP rate premised upon including in its rate base pre-construction and construction costs for the Kemper IGCC prior to placing the Kemper IGCC into service. The Mississippi Supreme Court reversed that approval and ordered Mississippi Power to refund the amounts paid by customers under the previously-approved mirror CWIP rate. The plaintiffs allege that the initial approval process, and the amount approved, were improper and make claims for gross negligence, reckless conduct, and intentional wrongdoing. They also allege that Mississippi Power underpaid customers by up to $23.5 million in the refund process by applying an incorrect interest rate. The plaintiffs seek to recover, on behalf of themselves and their putative class, actual damages, punitive damages, pre-judgment interest, post-judgment interest, attorney's fees, and costs. The district court dismissed the amended complaint; however, in March 2020, the plaintiffs filed a motion seeking to name the new members of the Mississippi PSC, the Mississippi Development Authority, and Southern Company as additional defendants and add a cause of action against all defendants based on a dormant commerce clause theory under the U.S. Constitution. In July 2020, the plaintiffs filed a motion for leave to file a third amended complaint, which included the same federal claims as the proposed second amended complaint, as well as several additional state law claims based on the allegation that Mississippi Power failed to disclose the annual percentage rate of interest applicable to refunds. In November 2020, the court denied each of the plaintiffs' pending motions and entered final judgment in favor of Mississippi Power. On January 22, 2021, the court denied further motions by the plaintiffs to vacate the judgment and to file a revised second amended complaint. On February 19, 2021, the plaintiffs filed a notice of appeal with the U.S. Court of Appeals for the Fifth Circuit. An adverse outcome in this proceeding could have a material impact on Mississippi Power's financial statements.
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

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
Georgia Power has been designated or identified as a potentially responsible party at sites governed by the Georgia Hazardous Site Response Act and/or by the federal Comprehensive Environmental Response, Compensation, and Liability Act, and assessment and potential cleanup of such sites is expected. For 2021, 2020, and 2019, Georgia Power recovered approximately $12 million, $12 million, and $2 million, respectively, through the ECCR tariff for environmental remediation.
Southern Company Gas is subject to environmental remediation liabilities associated with 40 former MGP sites in four different states. Southern Company Gas' accrued environmental remediation liability at December 31, 2021 and 2020 was based on the estimated cost of environmental investigation and remediation associated with these sites.
At December 31, 2021 and 2020, the environmental remediation liability and the balance of under recovered environmental remediation costs were reflected in the balance sheets of Southern Company, Georgia Power, and Southern Company Gas as shown in the table below. At December 31, 2021 and 2020, Alabama Power did not have environmental remediation liabilities and Mississippi Power's balance was immaterial.

	Southern Company	Georgia Power	Southern Company Gas
	(in millions)
December 31, 2021:
Environmental remediation liability:
Other current liabilities	$69	$17	$52
Accrued environmental remediation	197	—	197
Under recovered environmental remediation costs:
Other regulatory assets, current	$71	$12	$59
Other regulatory assets, deferred	231	23	208

December 31, 2020:
Environmental remediation liability:
Other current liabilities	$44	$15	$29
Accrued environmental remediation	216	—	216
Under recovered environmental remediation costs:
Other regulatory assets, current	$46	$12	$34
Other regulatory assets, deferred	265	29	236
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
In 2014, Alabama Power and Georgia Power filed lawsuits against the U.S. government for the costs of continuing to store spent nuclear fuel at Plants Farley, Hatch, and Vogtle Units 1 and 2 for the period from January 1, 2011 through December 31, 2013. The damage period was subsequently extended to December 31, 2014. In 2019, the Court of Federal Claims granted Alabama Power's and Georgia Power's motion for summary judgment on damages not disputed by the U.S. government, awarding those undisputed damages to Alabama Power and Georgia Power. However, those undisputed damages are not collectible until the court enters final judgment on the remaining damages.
In 2017, Alabama Power and Georgia Power filed additional lawsuits against the U.S. government in the Court of Federal Claims for the costs of continuing to store spent nuclear fuel at Plants Farley, Hatch, and Vogtle Units 1 and 2 for the period from January

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
1, 2015 through December 31, 2017. In August 2020, Alabama Power and Georgia Power filed amended complaints in each of the lawsuits adding damages from January 1, 2018 to December 31, 2019 to the claim period.
The outstanding claims for the period January 1, 2011 through December 31, 2019 total $110 million and $132 million for Alabama Power and Georgia Power (based on its ownership interests), respectively. Damages will continue to accumulate until the issue is resolved, the U.S. government disposes of Alabama Power's and Georgia Power's spent nuclear fuel pursuant to its contractual obligations, or alternative storage is otherwise provided. No amounts have been recognized in the financial statements as of December 31, 2021 for any potential recoveries from the pending lawsuits.
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
Under each of the NEIL policies, members are subject to assessments each year if losses exceed the accumulated funds available to the insurer. The maximum annual assessments for Alabama Power and Georgia Power as of December 31, 2021 under the NEIL policies would be $52 million and $83 million, respectively.
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
Southern Company and Subsidiary Companies 2021 Annual Report
recovered from customers, would be borne by Alabama Power or Georgia Power, as applicable, and could have a material effect on Southern Company's, Alabama Power's, and Georgia Power's financial condition and results of operations.
All retrospective assessments, whether generated for liability, property, or replacement power, may be subject to applicable state premium taxes.
Other Matters
Mississippi Power
Kemper County Energy Facility
In 2019, 2020, and 2021, Mississippi Power recorded charges to income associated with abandonment and related closure costs and ongoing period costs, net of salvage proceeds, for the mine and gasifier-related assets at the Kemper County energy facility. These charges, including related tax impacts, totaled $24 million pre-tax and after tax in 2019, $4 million pre-tax ($3 million after tax) in 2020, and $11 million pre-tax ($8 million after tax) in 2021. The pre-tax charges are included in other operations and maintenance expenses on the statements of income.
Dismantlement of the abandoned gasifier-related assets and site restoration activities are expected to be completed by 2026. Additional pre-tax period costs associated with dismantlement and site restoration activities, including related costs for compliance and safety, ARO accretion, and property taxes, net of salvage, are estimated to total $10 million to $20 million annually through 2025.
Mississippi Power owns the lignite mine located around the Kemper County energy facility site. As a result of the abandonment of the Kemper IGCC, final mine reclamation began in 2018 and was substantially completed in 2020, with monitoring expected to continue through 2028.
As the mining permit holder, Liberty Fuels Company, LLC, a wholly-owned subsidiary of The North American Coal Corporation, has a legal obligation to perform mine reclamation and Mississippi Power has a contractual obligation to fund all reclamation activities. See Note 6 for additional information.
In 2010, the DOE, through a cooperative agreement with SCS, agreed to fund $270 million of the Kemper County energy facility through the grants awarded to the project by the DOE under the Clean Coal Power Initiative Round 2. In 2016, additional DOE grants in the amount of $137 million were awarded to the Kemper County energy facility. In 2018, Mississippi Power filed with the DOE its request for property closeout certification under the contract related to the $387 million of total grants received. In September 2020, Mississippi Power and Southern Company executed an agreement with the DOE completing Mississippi Power's request, which enabled Mississippi Power to proceed with full dismantlement of the abandoned gasifier-related assets and site restoration activities. The expected impact of the closeout agreement was accrued in 2019. In connection with the DOE closeout discussions, in 2019, the Civil Division of the Department of Justice informed Southern Company and Mississippi Power of an investigation related to the grants received. The ultimate outcome of this matter cannot be determined at this time; however, it could have a material impact on Southern Company's and Mississippi Power's financial statements.
Plant Daniel
In conjunction with Southern Company's sale of Gulf Power, NextEra Energy held back $75 million of the purchase price pending Mississippi Power and Gulf Power negotiating a mutually acceptable revised operating agreement for Plant Daniel. In addition, Mississippi Power and Gulf Power agreed to seek a restructuring of their 50% undivided ownership interests in the Plant Daniel coal units such that each of them would, after the restructuring, own 100% of a generating unit. In 2019, Gulf Power provided notice to Mississippi Power that Gulf Power will retire its share of the coal generating capacity of Plant Daniel on January 15, 2024. Mississippi Power has the option to purchase Gulf Power's ownership interest for $1 on January 15, 2024, provided that Mississippi Power exercises the option no later than 120 days prior to that date. Mississippi Power is assessing the potential operational and economic effects of Gulf Power's notice. Mississippi Power and Gulf Power are continuing negotiations on a mutually acceptable revised operating agreement. The impacts of operating the units on an individual basis continue to be evaluated by Mississippi Power and any transfer of ownership would be subject to approval by the FERC and the Mississippi PSC. The ultimate outcome of this matter cannot be determined at this time. See Note 2 under "Mississippi Power – Integrated Resource Plan" for additional information on Plant Daniel and Note 15 under "Southern Company" for information regarding the sale of Gulf Power.
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
Southern Company and Subsidiary Companies 2021 Annual Report
fossil fuel and, for Alabama Power and Georgia Power, nuclear fuel. The majority of the Registrants' fuel expense for the periods presented was purchased under long-term commitments. Each Registrant expects that a substantial amount of its future fuel needs will continue to be purchased under long-term commitments.
Georgia Power has commitments, in the form of capacity purchases, regarding a portion of a 5% interest in the original cost of Plant Vogtle Units 1 and 2 owned by MEAG Power that are in effect until the later of the retirement of the plant or the latest stated maturity date of MEAG Power's bonds issued to finance such ownership interest. The payments for capacity are required whether or not any capacity is available. Portions of the capacity payments made to MEAG Power for its Plant Vogtle Units 1 and 2 investment relate to costs in excess of Georgia Power's allowed investment for ratemaking purposes. The present value of these portions at the time of the disallowance was written off. Generally, the cost of such capacity is included in purchased power in Southern Company's statements of income and in purchased power, non-affiliates in Georgia Power's statements of income. Georgia Power's capacity payments related to this commitment totaled $6 million, $5 million, and $6 million in 2021, 2020, and 2019, respectively. At December 31, 2021, Georgia Power's estimated long-term obligations related to this commitment totaled $42 million, consisting of $4 million for 2022, $3 million annually for 2023 through 2025, $1 million for 2026, and $28 million thereafter.
See Note 9 for information regarding PPAs accounted for as leases.
Southern Company Gas has commitments for pipeline charges, storage capacity, and gas supply, including charges recoverable through natural gas cost recovery mechanisms or, alternatively, billed to marketers selling retail natural gas. Gas supply commitments include amounts for gas commodity purchases associated with Nicor Gas and SouthStar of 56 million mmBtu at floating gas prices calculated using forward natural gas prices at December 31, 2021 and valued at $222 million. Southern Company Gas provides guarantees to certain gas suppliers for certain of its subsidiaries in support of payment obligations. Southern Company Gas' expected future contractual obligations for pipeline charges, storage capacity, and gas supply that are not recognized on the balance sheets at December 31, 2021 were as follows:

Pipeline Charges, Storage Capacity, and Gas Supply
(in millions)
2022	$634
2023	455
2024	376
2025	275
2026	164
Thereafter	910
Total	$2,814
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
Alabama Power has guaranteed a $100 million principal amount long-term bank loan SEGCO entered into in 2018 and subsequently extended in 2021. Georgia Power has agreed to reimburse Alabama Power for the portion of such obligation corresponding to Georgia Power's proportionate ownership of SEGCO's stock if Alabama Power is called upon to make such payment under its guarantee. At December 31, 2021, the capitalization of SEGCO consisted of $82 million of equity and $100 million of long-term debt that matures in November 2024, on which the annual interest requirement is derived from a variable rate index. In addition, SEGCO had short-term debt outstanding of $20 million. See Note 7 under "SEGCO" for additional information.
As discussed in Note 9, Alabama Power and Georgia Power have entered into certain residual value guarantees related to railcar leases.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
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
	(in millions)
2021
Operating revenues
Retail electric revenues
Residential	$6,207	$2,467	$3,471	$269	$—	$—
Commercial	4,877	1,600	3,010	267	—	—
Industrial	3,067	1,386	1,391	290	—	—
Other	93	17	68	8	—	—
Total retail electric revenues	14,244	5,470	7,940	834	—	—
Natural gas distribution revenues
Residential	1,799	—	—	—	—	1,799
Commercial	470	—	—	—	—	470
Transportation	1,038	—	—	—	—	1,038
Industrial	49	—	—	—	—	49
Other	269	—	—	—	—	269
Total natural gas distribution revenues	3,625	—	—	—	—	3,625
Wholesale electric revenues
PPA energy revenues	1,122	184	95	11	854	—
PPA capacity revenues	493	115	55	5	323	—
Non-PPA revenues	236	170	21	401	398	—
Total wholesale electric revenues	1,851	469	171	417	1,575	—
Other natural gas revenues
Wholesale gas services	2,168	—	—	—	—	2,168
Gas marketing services	464	—	—	—	—	464
Other natural gas revenues	36	—	—	—	—	36
Total natural gas revenues	2,668	—	—	—	—	2,668
Other revenues	1,075	202	452	31	30	—
Total revenue from contracts with customers	23,463	6,141	8,563	1,282	1,605	6,293
Other revenue sources(a)	3,349	272	697	40	611	1,786
Other adjustments(b)	(3,699)	—	—	—	—	(3,699)
Total operating revenues	$23,113	$6,413	$9,260	$1,322	$2,216	$4,380

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
2020
Operating revenues
Retail electric revenues
Residential	$6,113	$2,377	$3,476	$260	$—	$—
Commercial	4,699	1,512	2,933	254	—	—
Industrial	2,775	1,293	1,197	285	—	—
Other	90	21	60	9	—	—
Total retail electric revenues	13,677	5,203	7,666	808	—	—
Natural gas distribution revenues
Residential	1,338	—	—	—	—	1,338
Commercial	340	—	—	—	—	340
Transportation	971	—	—	—	—	971
Industrial	30	—	—	—	—	30
Other	209	—	—	—	—	209
Total natural gas distribution revenues	2,888	—	—	—	—	2,888
Wholesale electric revenues
PPA energy revenues	735	133	42	9	570	—
PPA capacity revenues	454	108	50	3	296	—
Non-PPA revenues	210	43	10	311	239	—
Total wholesale electric revenues	1,399	284	102	323	1,105	—
Other natural gas revenues
Wholesale gas services	1,727	—	—	—	—	1,727
Gas marketing services	391	—	—	—	—	391
Other natural gas revenues	33	—	—	—	—	33
Total other natural gas revenues	2,151	—	—	—	—	2,151
Other revenues	982	159	447	26	14	—
Total revenue from contracts with customers	21,097	5,646	8,215	1,157	1,119	5,039
Other revenue sources(a)	3,764	184	94	15	614	2,881
Other adjustments(b)	(4,486)	—	—	—	—	(4,486)
Total operating revenues	$20,375	$5,830	$8,309	$1,172	$1,733	$3,434

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
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
(b)Other adjustments relate to the cost of Southern Company Gas' energy and risk management activities. Wholesale gas services revenues are presented net of the related costs of those activities on the statement of income. See Notes 15 and 16 under "Southern Company Gas" for information on the sale of Sequent and components of wholesale gas services' operating revenues, respectively.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
Contract Balances
The following table reflects the closing balances of receivables, contract assets, and contract liabilities related to revenues from contracts with customers at December 31, 2021 and 2020:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Accounts Receivable
At December 31, 2021	$2,504	$589	$736	$73	$149	$753
At December 31, 2020	2,614	632	806	77	112	788
Contract Assets
At December 31, 2021	$117	$2	$63	$—	$1	$—
At December 31, 2020	158	2	71	—	—	—
Contract Liabilities
At December 31, 2021	$57	$4	$14	$—	$1	$—
At December 31, 2020	61	6	27	1	1	1
At December 31, 2021 and 2020, Georgia Power had contract assets primarily related to retail customer fixed bill programs, where the payment is contingent upon Georgia Power's continued performance and the customer's continued participation in the program over a one-year contract term, and unregulated service agreements, where payment is contingent on project completion. Contract liabilities for Georgia Power relate to cash collections recognized in advance of revenue for unregulated service agreements. Southern Company's unregulated distributed generation business had contract assets of $50 million and $81 million at December 31, 2021 and 2020, respectively, and contract liabilities of $39 million and $27 million at December 31, 2021 and 2020, respectively, for outstanding performance obligations.
Revenues recognized in 2021 and 2020, which were included in contract liabilities at December 31, 2020 and December 31, 2019, respectively, were $29 million and $33 million, respectively, for Southern Company and immaterial for the other Registrants.
Remaining Performance Obligations
The traditional electric operating companies and Southern Power have long-term contracts with customers in which revenues are recognized as performance obligations are satisfied over the contract term. These contracts primarily relate to PPAs whereby the traditional electric operating companies and Southern Power provide electricity and generation capacity to a customer. The revenue recognized for the delivery of electricity is variable; however, certain PPAs include a fixed payment for fixed generation capacity over the term of the contract. Southern Company's unregulated distributed generation business also has partially satisfied performance obligations related to certain fixed price contracts. Revenues from contracts with customers related to these performance obligations remaining at December 31, 2021 are expected to be recognized as follows:

	2022	2023	2024	2025	2026	Thereafter
	(in millions)
Southern Company	$577	$462	$341	$319	$295	$2,309
Alabama Power	33	24	7	5	—	—
Georgia Power	68	48	25	22	11	31
Southern Power	331	293	309	292	287	2,294
Revenue expected to be recognized for performance obligations remaining at December 31, 2021 was immaterial for Mississippi Power.
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

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
The Registrants' property, plant, and equipment in service consisted of the following at December 31, 2021 and 2020:

At December 31, 2021:	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Electric utilities:
Generation	$53,803	$16,631	$19,184	$2,791	$14,551	$—
Transmission	13,406	5,334	7,132	900	—	—
Distribution	22,236	8,643	12,437	1,156	—	—
General/other	5,423	2,527	2,579	259	34	—
Electric utilities' plant in service	94,868	33,135	41,332	5,106	14,585	—
Southern Company Gas:
Natural gas distribution utilities transportation and distribution	15,714	—	—	—	—	15,714
Storage facilities	1,315	—	—	—	—	1,315
Other	1,851	—	—	—	—	1,851
Southern Company Gas plant in service	18,880	—	—	—	—	18,880
Other plant in service	1,844	—	—	—	—	—
Total plant in service	$115,592	$33,135	$41,332	$5,106	$14,585	$18,880

At December 31, 2020:	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Electric utilities:
Generation	$52,179	$16,201	$18,675	$2,819	$13,872	$—
Transmission	12,879	5,033	6,951	856	—	—
Distribution	20,958	8,248	11,622	1,088	—	—
General/other	5,072	2,334	2,434	248	32	—
Electric utilities' plant in service	91,088	31,816	39,682	5,011	13,904	—
Southern Company Gas:
Natural gas distribution utilities transportation and distribution	14,610	—	—	—	—	14,610
Storage facilities	1,752	—	—	—	—	1,752
Other	1,249	—	—	—	—	1,249
Southern Company Gas plant in service	17,611	—	—	—	—	17,611
Other plant in service	1,817	—	—	—	—	—
Total plant in service	$110,516	$31,816	$39,682	$5,011	$13,904	$17,611
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
Southern Company and Subsidiary Companies 2021 Annual Report
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
The Registrants have deferred certain implementation costs related to cloud hosting arrangements. Once a hosted software is placed into service, the related deferred costs are amortized on a straight-line basis over the remaining expected hosting arrangement term, including any renewal options that are reasonably certain of exercise. The amortization is reflected with the associated cloud hosting fees, which are generally reflected in other operations and maintenance expenses on the Registrants' statements of income. At December 31, 2021 and 2020, deferred cloud implementation costs, which are generally included in other deferred charges and assets on the Registrants' balance sheets, are as follows:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Deferred cloud implementation costs:
At December 31, 2021	$240	$54	$81	$11	$14	$35
At December 31, 2020	162	38	58	7	9	17
Depreciation and Amortization
The traditional electric operating companies' and Southern Company Gas' depreciation of the original cost of utility plant in service is provided primarily by using composite straight-line rates. The approximate rates for 2021, 2020, and 2019 are as follows:

	2021	2020	2019
Alabama Power	2.7%	2.6%	3.1%
Georgia Power	3.3%	3.0%	2.6%
Mississippi Power	3.6%	3.7%	3.7%
Southern Company Gas	2.8%	2.8%	2.9%
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
At December 31, 2021 and 2020, accumulated depreciation for Southern Company and Southern Company Gas consisted of utility plant in service totaling $33.1 billion and $31.6 billion, respectively, for Southern Company and $4.8 billion and $4.6 billion, respectively, for Southern Company Gas, as well as other plant in service totaling $930 million and $817 million, respectively, for Southern Company and $219 million and $195 million, respectively, for Southern Company Gas. Other plant in service includes the non-utility assets of Southern Company Gas, as well as, for Southern Company, certain other non-utility subsidiaries. Depreciation of the original cost of other plant in service is provided primarily on a straight-line basis over estimated useful lives. Useful lives for Southern Company Gas's non-utility assets range from five to 12 years for transportation equipment, 30 to 75 years for storage facilities, and up to 75 years for other assets. Useful lives for the assets of Southern Company's other non-utility subsidiaries range up to 37 years.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
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

Southern Power Generating Facility	Useful life
Natural gas	Up to 50 years
Solar	Up to 35 years
Wind	Up to 30 years
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

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
Joint Ownership Agreements
At December 31, 2021, the Registrants' percentage ownership and investment (exclusive of nuclear fuel) in jointly-owned facilities in commercial operation were as follows:

Facility (Type)	Percent Ownership		Plant in Service	Accumulated Depreciation	CWIP
			(in millions)
Alabama Power
Greene County (natural gas) Units 1 and 2	60.0%	(a)	$191	$79	$1
Plant Miller (coal) Units 1 and 2	91.8	(b)	2,133	665	15

Georgia Power
Plant Hatch (nuclear)	50.1%	(c)	$1,382	$647	$42
Plant Vogtle (nuclear) Units 1 and 2	45.7	(c)	3,611	2,265	86
Plant Scherer (coal) Units 1 and 2	8.4	(c)	276	100	1
Plant Scherer (coal) Unit 3	75.0	(c)	1,314	539	8
Plant Wansley (coal)	53.5	(c)	1,070	472	7
Rocky Mountain (pumped storage)	25.4	(d)	184	148	1

Mississippi Power
Greene County (natural gas) Units 1 and 2	40.0%	(a)	$124	$61	$—
Plant Daniel (coal) Units 1 and 2	50.0	(e)	762	237	19

Southern Company Gas
Dalton Pipeline (natural gas pipeline)	50.0%	(f)	$271	$19	$—
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
Georgia Power also owns 45.7% of Plant Vogtle Units 3 and 4, which are currently under construction and had a CWIP balance of $8.6 billion at December 31, 2021, excluding estimated probable losses recorded in 2018, 2020, and 2021. See Note 2 under "Georgia Power – Nuclear Construction" for additional information.
The Registrants' proportionate share of their jointly-owned facility operating expenses is included in the corresponding operating expenses in the statements of income and each Registrant is responsible for providing its own financing.
Assets Subject to Lien
In 2018, the Mississippi PSC approved executed agreements between Mississippi Power and its largest retail customer, Chevron Products Company (Chevron), for Mississippi Power to continue providing retail service to the Chevron refinery in Pascagoula, Mississippi through at least 2038. The agreements grant Chevron a security interest in the co-generation assets owned by Mississippi Power, with a lease receivable balance of $167 million at December 31, 2021, located at the refinery that is exercisable upon the occurrence of (i) certain bankruptcy events or (ii) other events of default coupled with specific reductions in steam output at the facility and a downgrade of Mississippi Power's credit rating to below investment grade by two of the three rating agencies.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
See Note 8 under "Long-term Debt" for information regarding debt secured by certain assets of Georgia Power and Southern Company Gas.
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
Details of the AROs included in the balance sheets are as follows:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power(*)
	(in millions)
Balance at December 31, 2019	$9,786	$3,540	$5,784	$190	$89
Liabilities incurred	19	—	10	—	9
Liabilities settled	(442)	(219)	(185)	(22)	—
Accretion	409	152	238	8	4
Cash flow revisions	912	501	418	—	(7)
Balance at December 31, 2020	$10,684	$3,974	$6,265	$176	$95
Liabilities incurred	26	—	3	—	23
Liabilities settled	(456)	(202)	(210)	(24)	—
Accretion	407	156	236	7	5
Cash flow revisions	1,026	406	530	31	8
Balance at December 31, 2021	$11,687	$4,334	$6,824	$190	$131
(*)Included in other deferred credits and liabilities on Southern Power's consolidated balance sheets.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
During 2020, Alabama Power recorded increases totaling approximately $501 million to its AROs related to the CCR Rule and the related state rule primarily as a result of management's completion of the closure design for the remaining ash pond and the addition of a water treatment system to the design of another ash pond. The additional estimated costs to close these ash ponds under the planned closure-in-place methodology primarily relate to inputs from contractor bids, design revisions, and changes in the expected volume of ash handling. During 2021, Alabama Power recorded increases totaling approximately $406 million to its AROs primarily related to the CCR Rule and the related state rule based on updated estimates for post-closure costs at its ash ponds and inflation rates.
During the third quarter 2020, Georgia Power refined the cost estimates related to its plans to close the ash ponds at all of its generating plants in compliance with the CCR Rule and the related state rule, including updates to long-term post-closure care requirements, market pricing, and timing of future cash outlays and recorded an increase of approximately $411 million to its AROs related to the CCR Rule and the related state rule. In September 2021, Georgia Power recorded a further increase of approximately $435 million to these AROs based on updated estimates for inflation rates and the timing of closure activities.
In September 2021, Mississippi Power recorded an increase of approximately $31 million to its AROs related to the CCR Rule based on updated estimates for the timing of closure activities, post-closure costs at one of its ash ponds, and inflation rates.
The cost estimates for AROs related to the disposal of CCR are based on information at December 31, 2021 using various assumptions related to closure and post-closure costs, timing of future cash outlays, inflation and discount rates, and the potential methods for complying with the CCR Rule and the related state rules. The traditional electric operating companies have periodically updated, and expect to continue periodically updating, their related cost estimates and ARO liabilities for each CCR unit as additional information related to these assumptions becomes available. Some of these updates have been, and future updates may be, material. Additionally, the closure designs and plans in the States of Alabama and Georgia are subject to approval by environmental regulatory agencies. Absent continued recovery of ARO costs through regulated rates, results of operations, cash flows, and financial condition for Southern Company and the traditional electric operating companies could be materially impacted. See Note 2 under "Georgia Power – Rate Plans" for additional information. The ultimate outcome of these matters cannot be determined at this time.
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
The Funds at Georgia Power participate in a securities lending program through the managers of the Funds. Under this program, Georgia Power's Funds' investment securities are loaned to institutional investors for a fee. Securities loaned are fully collateralized by cash, letters of credit, and/or securities issued or guaranteed by the U.S. government or its agencies or instrumentalities. At December 31, 2021 and 2020, approximately $42 million and $44 million, respectively, of the fair market value of Georgia Power's Funds' securities were on loan and pledged to creditors under the Funds' managers' securities lending program. The fair value of the collateral received was approximately $43 million and $45 million at December 31, 2021 and 2020, respectively, and can only be sold by the borrower upon the return of the loaned securities. The collateral received is treated as a non-cash item in the statements of cash flows.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
Investment securities in the Funds for December 31, 2021 and 2020 were as follows:

	Southern Company	Alabama Power	Georgia Power
	(in millions)
At December 31, 2021:
Equity securities	$1,358	$849	$509
Debt securities	986	316	670
Other securities	197	159	38
Total investment securities in the Funds	$2,541	$1,324	$1,217

At December 31, 2020:
Equity securities	$1,339	$842	$497
Debt securities	851	231	620
Other securities	111	83	28
Total investment securities in the Funds	$2,301	$1,156	$1,145
These amounts exclude receivables related to investment income and pending investment sales and payables related to pending investment purchases. For Southern Company and Georgia Power, these amounts include Georgia Power's investment securities pledged to creditors and collateral received and excludes payables related to Georgia Power's securities lending program.
The fair value increases (decreases) of the Funds, including unrealized gains (losses) and reinvested interest and dividends and excluding the Funds' expenses, for 2021, 2020, and 2019 are shown in the table below.

	Southern Company	Alabama Power	Georgia Power
	(in millions)
Fair value increases
2021	$274	$200	$74
2020	280	142	138
2019	344	194	150

Unrealized gains (losses)
At December 31, 2021	$(27)	$(30)	$3
At December 31, 2020	220	121	99
At December 31, 2019	259	149	110
The investment securities held in the Funds continue to be managed with a long-term focus. Accordingly, all purchases and sales within the Funds are presented separately in the statements of cash flows as investing cash flows, consistent with the nature of the securities and purpose for which the securities were acquired.
For Alabama Power, approximately $15 million at each of December 31, 2021 and 2020 previously recorded in internal reserves is being transferred into the Funds through 2040 as approved by the Alabama PSC. The NRC's minimum external funding requirements are based on a generic estimate of the cost to decommission only the radioactive portions of a nuclear unit based on the size and type of reactor. Alabama Power and Georgia Power have filed plans with the NRC designed to ensure that, over time, the deposits and earnings of the Funds will provide the minimum funding amounts prescribed by the NRC.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
At December 31, 2021 and 2020, the accumulated provisions for the external decommissioning trust funds were as follows:

	2021	2020
	(in millions)
Alabama Power
Plant Farley	$1,324	$1,156

Georgia Power
Plant Hatch	$757	$716
Plant Vogtle Units 1 and 2	460	429
Total	$1,217	$1,145
Site study cost is the estimate to decommission a specific facility as of the site study year. The decommissioning cost estimates are based on prompt dismantlement and removal of the plant from service. The actual decommissioning costs may vary from these estimates because of changes in the assumed date of decommissioning, changes in NRC requirements, or changes in the assumptions used in making these estimates. The estimated costs of decommissioning at December 31, 2021 based on the most current studies, which were performed in 2018 for Alabama Power and in 2021 for Georgia Power, were as follows:

	Plant Farley	Plant Hatch(*)	Plant Vogtle Units 1 and 2(*)
Decommissioning periods:
Beginning year	2037	2034	2047
Completion year	2076	2075	2079
	(in millions)
Site study costs:
Radiated structures	$1,234	$771	$628
Spent fuel management	387	186	170
Non-radiated structures	99	61	85
Total site study costs	$1,720	$1,018	$883
(*)Based on Georgia Power's ownership interests.
For ratemaking purposes, Alabama Power's decommissioning costs are based on the site study and Georgia Power's decommissioning costs are based on the NRC generic estimate to decommission the radioactive portion of the facilities and the site study estimate for spent fuel management as of 2021. Significant assumptions used to determine these costs for ratemaking were an estimated inflation rate of 4.5% and 2.5% for Alabama Power and Georgia Power, respectively, and an estimated trust earnings rate of 7.0% and 4.5% for Alabama Power and Georgia Power, respectively.
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
Southern Company and Subsidiary Companies 2021 Annual Report
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
SEGCO
Alabama Power and Georgia Power own equally all of the outstanding capital stock of SEGCO, which owns electric generating units with a total rated capacity of 1,020 MWs, as well as associated transmission facilities. Alabama Power and Georgia Power account for SEGCO using the equity method; Southern Company consolidates SEGCO. The capacity of these units is sold equally to Alabama Power and Georgia Power. Alabama Power and Georgia Power make payments sufficient to provide for the operating expenses, taxes, interest expense, and a ROE. The share of purchased power included in purchased power, affiliates in the statements of income totaled $75 million in 2021, $67 million in 2020, and $93 million in 2019 for Alabama Power and $77 million in 2021, $69 million in 2020, and $95 million in 2019 for Georgia Power.
SEGCO paid dividends of $14 million in 2021, $12 million in 2020, and $14 million in 2019, one half of which were paid to each of Alabama Power and Georgia Power. In addition, Alabama Power and Georgia Power each recognize 50% of SEGCO's net income.
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
At December 31, 2021 and 2020, SP Solar had total assets of $6.1 billion, total liabilities of $408 million and $387 million, respectively, and noncontrolling interests of $1.1 billion. Cash distributions from SP Solar are allocated 67% to Southern Power and 33% to Global Atlantic in accordance with their partnership interest percentage. Under the terms of the limited partnership agreement, distributions without limited partner consent are limited to available cash and SP Solar is obligated to distribute all such available cash to its partners each quarter. Available cash includes all cash generated in the quarter subject to the maintenance of appropriate operating reserves.
In 2018, Southern Power sold a noncontrolling tax equity interest in SP Wind to three financial investors. Southern Power owns 100% of the Class B membership interests and the three financial investors own 100% of the Class A membership interests. SP Wind qualifies as a VIE since the structure of the arrangement is similar to a limited partnership and the Class A members do not have substantive kick-out rights against Southern Power.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
At December 31, 2021 and 2020, SP Wind had total assets of $2.3 billion and $2.4 billion, respectively, total liabilities of $130 million and $138 million, respectively, and noncontrolling interests of $41 million and $43 million, respectively. Under the terms of the limited liability agreement, distributions without Class A member consent are limited to available cash and SP Wind is obligated to distribute all such available cash to its members each quarter. Available cash includes all cash generated in the quarter subject to the maintenance of appropriate operating reserves. Cash distributions from SP Wind are generally allocated 60% to Southern Power and 40% to the three financial investors in accordance with the limited liability agreement.
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
Other Variable Interest Entities
Southern Power has other consolidated VIEs that relate to certain subsidiaries that have either sold noncontrolling interests to tax equity investors or acquired less than a 100% interest from facility developers. These entities are considered VIEs because the arrangements are structured similar to a limited partnership and the noncontrolling members do not have substantive kick-out rights.
At December 31, 2021 and 2020, the other VIEs had total assets of $1.9 billion and $1.1 billion, respectively, total liabilities of $263 million and $110 million, respectively, and noncontrolling interests of $886 million and $454 million, respectively. Under the terms of the partnership agreements, distributions of all available cash are required each month or quarter and additional distributions require partner consent.
Equity Method Investments
At December 31, 2021 and 2020, Southern Power had equity method investments in wind and battery energy storage projects totaling $86 million and $19 million, respectively. Earnings (loss) from these investments were immaterial for all periods presented. Subsequent to December 31, 2021, Southern Power sold an equity method investment in a wind project and received proceeds of $31 million. The gain associated with the transaction was immaterial.
Southern Company Gas
Equity Method Investments
The carrying amounts of Southern Company Gas' equity method investments at December 31, 2021 and 2020 and related earnings (loss) from those investments for the years ended December 31, 2021, 2020, and 2019 were as follows:

Investment Balance	December 31, 2021	December 31, 2020
	(in millions)
SNG(a)	$1,129	$1,167
PennEast Pipeline(b)	11	91
Other	33	32
Total	$1,173	$1,290
(a)Decrease primarily relates to the continued amortization of deferred tax assets established upon acquisition, as well as distributions in excess of earnings.
(b)Investment balance at December 31, 2021 reflects pre-tax impairment charges totaling $84 million recorded during 2021. See "PennEast Pipeline Project" herein for additional information, including the September 2021 cancellation of the project.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report

Earnings (Loss) from Equity Method Investments	2021	2020	2019
	(in millions)
SNG	$127	$129	$141
Atlantic Coast Pipeline(a)(b)	—	3	13
PennEast Pipeline(a)(c)	(81)	7	6
Other(d)	4	2	(3)
Total	$50	$141	$157
(a)Earnings primarily result from AFUDC equity recorded by the project entity.
(b)In March 2020, Southern Company Gas completed the sale of its interest in Atlantic Coast Pipeline. See Note 15 under "Southern Company Gas" for additional information.
(c)For 2021, includes pre-tax impairment charges totaling $84 million. See "PennEast Pipeline Project" herein for additional information, including the September 2021 cancellation of the project.
(d)In March 2020, Southern Company Gas completed the sale of its interest in Pivotal LNG. See Note 15 under "Southern Company Gas" for additional information.
PennEast Pipeline Project
In 2014, Southern Company Gas entered into a partnership in which it holds a 20% ownership interest in the PennEast Pipeline, an interstate pipeline company formed to develop and operate an approximate 118-mile natural gas pipeline between New Jersey and Pennsylvania.
In 2019, an appellate court ruled that the PennEast Pipeline does not have federal eminent domain authority over lands in which a state has property rights interests. On June 29, 2021, the U.S. Supreme Court ruled in favor of PennEast Pipeline following a review of the appellate court decision. Southern Company Gas assesses its equity method investments for impairment whenever events or changes in circumstances indicate that the investment may be impaired. Following the U.S. Supreme Court ruling, during the second quarter 2021, Southern Company Gas management reassessed the project construction timing, including the anticipated timing for receipt of a FERC certificate and all remaining state and local permits, as well as potential challenges thereto, and performed an impairment analysis. The outcome of the analysis resulted in a pre-tax impairment charge of $82 million ($58 million after tax).
On September 27, 2021, PennEast Pipeline announced that further development of the project is no longer supported, and, as a result, all further development of the project has ceased. During the third quarter 2021, Southern Company Gas recorded an additional pre-tax charge of $2 million ($2 million after tax) related to its share of the project level impairment, as well as $7 million of additional tax expense, resulting in total pre-tax charges of $84 million ($67 million after tax) during 2021 related to the project.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
8. FINANCING
Long-term Debt
Details of long-term debt at December 31, 2021 and 2020 are provided in the following table:

	At December 31, 2021		Balance Outstanding at December 31,
	Maturity	Weighted Average Interest Rate	2021	2020
			(in millions)
Southern Company
Senior notes(a)	2022-2052	3.62%	$33,120	$30,850
Junior subordinated notes	2024-2081	4.00%	8,918	7,295
FFB loans(b)	2022-2044	2.88%	4,962	4,618
Pollution control revenue bonds(c)	2022-2053	1.05%	2,662	2,675
First mortgage bonds(d)	2023-2060	3.53%	2,100	1,900
Medium-term notes	2022-2027	7.60%	130	160
Other long-term debt	2022-2026	0.79%	270	370
Other revenue bonds			—	320
Debt payable to affiliated trusts(e)			—	206
Finance lease obligations(f)			215	231
Unamortized fair value adjustment			359	393
Unamortized debt premium (discount), net			(216)	(201)
Unamortized debt issuance expenses			(243)	(237)
Total long-term debt			52,277	48,580
Less: Amount due within one year			2,157	3,507
Total long-term debt excluding amount due within one year			$50,120	$45,073
Alabama Power
Senior notes	2022-2052	3.89%	$8,725	$7,625
Pollution control revenue bonds(c)	2024-2038	0.55%	995	1,060
Other long-term debt	2026	1.24%	45	45
Debt payable to affiliated trusts(e)			—	206
Finance lease obligations(f)			4	5
Unamortized debt premium (discount), net			(18)	(16)
Unamortized debt issuance expenses			(64)	(56)
Total long-term debt			9,687	8,869
Less: Amount due within one year			751	311
Total long-term debt excluding amount due within one year			$8,936	$8,558
Georgia Power
Senior notes	2022-2051	3.61%	$6,825	$6,400
Junior subordinated notes	2077	5.00%	270	270
FFB loans(b)	2022-2044	2.88%	4,962	4,618
Pollution control revenue bonds(c)	2022-2053	1.33%	1,591	1,538
Other long-term debt	2022	0.70%	125	125
Finance lease obligations(f)			136	145
Unamortized debt premium (discount), net			(11)	(12)
Unamortized debt issuance expenses			(114)	(114)
Total long-term debt			13,784	12,970
Less: Amount due within one year			675	542
Total long-term debt excluding amount due within one year			$13,109	$12,428

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report

	At December 31, 2021		Balance Outstanding at December 31,
	Maturity	Weighted Average Interest Rate	2021	2020
			(in millions)
Mississippi Power
Senior notes	2024-2051	3.43%	$1,425	$900
Pollution control revenue bonds(c)	2025-2028	1.86%	76	76
Other revenue bonds			—	320
Other long-term debt			—	100
Finance lease obligations(f)			18	19
Unamortized debt premium (discount), net			2	11
Unamortized debt issuance expenses			(10)	(7)
Total long-term debt			1,511	1,419
Less: Amount due within one year			1	406
Total long-term debt excluding amount due within one year			$1,510	$1,013
Southern Power
Senior notes(a)	2022-2046	3.74%	$3,711	$3,714
Unamortized debt premium (discount), net			(6)	(6)
Unamortized debt issuance expenses			(17)	(16)
Total long-term debt			3,688	3,692
Less: Amount due within one year			679	299
Total long-term debt excluding amount due within one year			$3,009	$3,393
Southern Company Gas
Senior notes	2023-2051	3.96%	$4,348	$4,200
First mortgage bonds(d)	2023-2060	3.53%	2,100	1,900
Medium-term notes	2022-2027	7.60%	130	160
Unamortized fair value adjustment			359	393
Unamortized debt premium (discount), net			(35)	(27)
Total long-term debt			6,902	6,626
Less: Amount due within one year			47	333
Total long-term debt excluding amount due within one year			$6,855	$6,293
(a)Includes a fair value gain (loss) of $5 million and $109 million at December 31, 2021 and 2020, respectively, related to Southern Power's foreign currency hedge on its €1.1 billion senior notes.
(b)Secured by a first priority lien on (i) Georgia Power's undivided ownership interest in Plant Vogtle Units 3 and 4 (primarily the units under construction, the related real property, and any nuclear fuel loaded in the reactor core) and (ii) Georgia Power's rights and obligations under the principal contracts relating to Plant Vogtle Units 3 and 4. See "DOE Loan Guarantee Borrowings" herein for additional information.
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
(e)At December 31, 2020, Alabama Power had a wholly-owned trust subsidiary for the purpose of issuing preferred securities. The proceeds of the related equity investments and preferred security sales were loaned back to Alabama Power through the issuance of junior subordinated notes, which Alabama Power redeemed during 2021. The junior subordinated notes constituted substantially all of the assets of this trust. Alabama Power considered the mechanisms and obligations relating to the preferred securities issued for its benefit, taken together, constituted a full and unconditional guarantee by it of the trust's payment obligations with respect to these securities. See Note 1 under "Variable Interest Entities" for additional information on the accounting treatment for this trust and the related securities.
(f)Secured by the underlying lease ROU asset. See Note 9 for additional information.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
Maturities of long-term debt for the next five years are as follows:

	Southern Company(a)	Alabama Power	Georgia Power(b)	Mississippi Power	Southern Power(c)	Southern Company Gas
	(in millions)
2022	$2,157	$751	$676	$1	$677	$46
2023	3,738	301	897	1	290	400
2024	2,280	22	498	201	—	—
2025	1,199	250	145	11	500	300
2026	3,723	45	441	1	964	530
(a)Amount for 2022 excludes junior subordinated notes totaling $1.725 billion at the parent entity that Southern Company has agreed to remarket in 2022 in connection with the related stock purchase contracts; however, the final maturity dates are in 2024 and 2027 (one half in each year). See "Equity Units" herein for additional information. Also see notes (b) and (c) below.
(b)Amounts include principal amortization related to the FFB borrowings; however, the final maturity date is February 20, 2044. See "DOE Loan Guarantee Borrowings" herein for additional information.
(c)Southern Power's 2022 maturity and $564 million of its 2026 maturities represent euro-denominated debt at the U.S. dollar denominated hedge settlement amount.
DOE Loan Guarantee Borrowings
Pursuant to the loan guarantee program established under Title XVII of the Energy Policy Act of 2005 (Title XVII Loan Guarantee Program), Georgia Power and the DOE entered into a loan guarantee agreement in 2014 and the Amended and Restated Loan Guarantee Agreement in March 2019. Under the Amended and Restated Loan Guarantee Agreement, the DOE agreed to guarantee the obligations of Georgia Power under the FFB Credit Facilities. Under the FFB Credit Facilities, Georgia Power was authorized to make term loan borrowings through the FFB in an amount up to approximately $5.130 billion, provided that total aggregate borrowings under the FFB Credit Facilities could not exceed 70% of (i) Eligible Project Costs minus (ii) approximately $1.492 billion (reflecting the amounts received by Georgia Power under the Guarantee Settlement Agreement less the related customer refunds).
In June 2021 and December 2021, Georgia Power made the final borrowings under the FFB Credit Facilities in aggregate principal amounts of $371 million and $69 million, respectively, at an interest rate of 2.434% and 2.178%, respectively, through the final maturity date of February 20, 2044. No further borrowings are permitted under the FFB Credit Facilities. During 2021, Georgia Power made principal amortization payments of $96 million under the FFB Credit Facilities. At December 31, 2021 and 2020, Georgia Power had $5.0 billion and $4.6 billion of borrowings outstanding under the FFB Credit Facilities, respectively.
All borrowings under the FFB Credit Facilities are full recourse to Georgia Power, and Georgia Power is obligated to reimburse the DOE for any payments the DOE is required to make to the FFB under its guarantee. Georgia Power's reimbursement obligations to the DOE are full recourse and secured by a first priority lien on (i) Georgia Power's undivided ownership interest in Plant Vogtle Units 3 and 4 (primarily the units under construction, the related real property, and any nuclear fuel loaded in the reactor core) and (ii) Georgia Power's rights and obligations under the principal contracts relating to Plant Vogtle Units 3 and 4. There are no restrictions on Georgia Power's ability to grant liens on other property.
The final maturity date for each advance under the FFB Credit Facilities is February 20, 2044. Interest is payable quarterly and principal payments began in February 2020. Each borrowing under the FFB Credit Facilities bears interest at a fixed rate equal to the applicable U.S. Treasury rate at the time of the borrowing plus a spread equal to 0.375%.
Under the Amended and Restated Loan Guarantee Agreement, Georgia Power is subject to customary borrower affirmative and negative covenants and events of default. In addition, Georgia Power is subject to project-related reporting requirements and other project-specific covenants and events of default.
In the event certain mandatory prepayment events occur, Georgia Power will be required to prepay the outstanding principal amount of all borrowings under the FFB Credit Facilities over a period of five years (with level principal amortization). Among other things, these mandatory prepayment events include (i) the termination of the Vogtle Services Agreement or rejection of the Vogtle Services Agreement in any Westinghouse bankruptcy if Georgia Power does not maintain access to intellectual property rights under the related intellectual property licenses; (ii) termination of the Bechtel Agreement, unless the Vogtle Owners enter into a replacement agreement; (iii) cancellation of Plant Vogtle Units 3 and 4 by the Georgia PSC or by Georgia Power; (iv) failure of the holders of 90% of the ownership interests in Plant Vogtle Units 3 and 4 to vote to continue construction following certain schedule extensions; (v) cost disallowances by the Georgia PSC that could have a material adverse effect on completion of

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
Plant Vogtle Units 3 and 4 or Georgia Power's ability to repay the outstanding borrowings under the FFB Credit Facilities; or (vi) loss of or failure to receive necessary regulatory approvals. Under certain circumstances, insurance proceeds and any proceeds from an event of taking must be applied to immediately prepay outstanding borrowings under the FFB Credit Facilities. Georgia Power also may voluntarily prepay outstanding borrowings under the FFB Credit Facilities. Under the FFB Credit Facilities, any prepayment (whether mandatory or optional) will be made with a make-whole premium or discount, as applicable.
The latest extension of the schedule for Plant Vogtle Units 3 and 4 triggers the requirement that the holders of at least 90% of the ownership interests of Plant Vogtle Units 3 and 4 must vote to continue construction. If the holders of at least 90% of the ownership interests of Plant Vogtle Units 3 and 4 do not vote to continue construction, the DOE may require Georgia Power to prepay all outstanding borrowings under the FFB Credit Facilities over a period of five years.
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
As discussed under "Long-term Debt" herein, the Registrants had secured debt outstanding at December 31, 2021 and 2020. Each Registrant's senior notes, junior subordinated notes, pollution control and other revenue bond obligations, bank term loans, credit facility borrowings, and notes payable are effectively subordinated to all secured debt of each respective Registrant.
Equity Units
In 2019, Southern Company issued 34.5 million 2019 Series A Equity Units (Equity Units), initially in the form of corporate units (Corporate Units), at a stated amount of $50 per Corporate Unit, for a total stated amount of $1.725 billion. Net proceeds from the issuance were approximately $1.682 billion. The proceeds were used to repay short-term indebtedness and for other general corporate purposes, including investments in Southern Company's subsidiaries.
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
A holder's ownership interest in the RSNs is pledged to Southern Company to secure the holder's obligation under the related Stock Purchase Contract. If a holder of a Stock Purchase Contract chooses at any time to have its RSNs released from the pledge, such holder's obligation under such Stock Purchase Contract must be secured by a U.S. Treasury security equal to the aggregate principal amount of the RSNs. At the time of issuance, the RSNs were recorded on Southern Company's consolidated balance

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
sheet as long-term debt and the present value of the contract adjustment payments of $198 million was recorded as a liability, representing the obligation to make contract adjustment payments, with an offsetting reduction to paid-in capital. The liability balance at December 31, 2021 was $52 million, which was classified as current. The difference between the face value and present value of the contract adjustment payments is being accreted to interest expense on the consolidated statements of income over the three-year period ending in August 2022. The liability recorded for the contract adjustment payments is considered non-cash and excluded from the consolidated statements of cash flows. To settle the Stock Purchase Contracts, Southern Company will be required to issue a maximum of 30.2 million shares of common stock (subject to anti-dilution adjustments and a make-whole adjustment if certain fundamental changes occur).
Bank Credit Arrangements
At December 31, 2021, committed credit arrangements with banks were as follows:

	Expires
Company	2022	2023	2024	2026	Total	Unused	Due within One Year
	(in millions)
Southern Company parent	$—	$—	$—	$2,000	$2,000	$1,998	$—
Alabama Power	—	—	550	700	1,250	1,250	—
Georgia Power	—	—	—	1,750	1,750	1,726	—
Mississippi Power	—	125	150	—	275	275	—
Southern Power(a)	—	—	—	600	600	568	—
Southern Company Gas(b)	250	—	—	1,500	1,750	1,747	250
SEGCO	30	—	—	—	30	30	30
Southern Company	$280	$125	$700	$6,550	$7,655	$7,594	$280
(a)Does not include Southern Power Company's $75 million and $60 million continuing letter of credit facilities for standby letters of credit expiring in 2023, of which $8 million and $4 million, respectively, was unused at December 31, 2021. Subsequent to December 31, 2021, Southern Power amended its $60 million letter of credit facility, which, among other things, extended the expiration date from 2023 to 2025 and increased the amount to $75 million. Southern Power's subsidiaries are not parties to its bank credit arrangements or letter of credit facilities.
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
These bank credit arrangements, as well as the term loan arrangements of the Registrants, Nicor Gas, and SEGCO, contain covenants that limit debt levels and contain cross-acceleration or, in the case of Southern Power, cross-default provisions to other indebtedness (including guarantee obligations) that are restricted only to the indebtedness of the individual company. Such cross-default provisions to other indebtedness would trigger an event of default if Southern Power defaulted on indebtedness or guarantee obligations over a specified threshold. Such cross-acceleration provisions to other indebtedness would trigger an event of default if the applicable borrower defaulted on indebtedness, the payment of which was then accelerated. Southern Company's, Southern Company Gas', and Nicor Gas' credit arrangements contain covenants that limit debt levels to 70% of total capitalization, as defined in the agreements, and the other subsidiaries' bank credit arrangements contain covenants that limit debt levels to 65% of total capitalization, as defined in the agreements. For purposes of these definitions, debt excludes junior subordinated notes and, in certain arrangements, other hybrid securities. Additionally, for Southern Company and Southern Power, for purposes of these definitions, debt excludes any project debt incurred by certain subsidiaries of Southern Power to the extent such debt is non-recourse to Southern Power and capitalization excludes the capital stock or other equity attributable to such subsidiaries. At December 31, 2021, the Registrants, Nicor Gas, and SEGCO were in compliance with all such covenants. None of the bank credit arrangements contain material adverse change clauses at the time of borrowings.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
A portion of the unused credit with banks is allocated to provide liquidity support to the revenue bonds of the traditional electric operating companies and the commercial paper programs of the Registrants, Nicor Gas, and SEGCO. The amount of variable rate revenue bonds of the traditional electric operating companies outstanding requiring liquidity support at December 31, 2021 was approximately $1.5 billion (comprised of approximately $789 million at Alabama Power, $672 million at Georgia Power, and $34 million at Mississippi Power). In addition, at December 31, 2021, Georgia Power had approximately $157 million of fixed rate revenue bonds outstanding that are required to be remarketed within the next 12 months.
At both December 31, 2021 and 2020, Southern Power had $105 million of cash collateral posted related to PPA requirements, which is included in other deferred charges and assets on Southern Power's consolidated balance sheets.
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
Commercial paper and short-term bank term loans are included in notes payable in the balance sheets. Details of short-term borrowings for the applicable Registrants were as follows:

	Notes Payable at December 31, 2021		Notes Payable at December 31, 2020
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
	(in millions)		(in millions)
Southern Company
Commercial paper	$1,140	0.3%	$609	0.3%
Short-term bank debt	300	0.7%	—	—%
Total	$1,440	0.4%	$609	0.3%

Georgia Power
Commercial paper	$—	—%	$60	0.3%

Mississippi Power
Commercial paper	$—	—%	$25	0.4%

Southern Power
Commercial paper	$211	0.3%	$175	0.3%

Southern Company Gas
Commercial paper:
Southern Company Gas Capital	$379	0.3%	$220	0.3%
Nicor Gas	530	0.3%	104	0.2%
Short-term bank debt:
Nicor Gas	300	0.7%	—	—%
Total	$1,209	0.4%	$324	0.2%
See "Bank Credit Arrangements" herein for information on bank term loan covenants that limit debt levels and cross-acceleration or cross-default provisions.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
Outstanding Classes of Capital Stock
Southern Company
Common Stock
Stock Issued
During 2021, Southern Company issued approximately 3.5 million shares of common stock primarily through employee equity compensation plans and received proceeds of approximately $73 million.
See "Equity Units" herein for additional information.
Shares Reserved
At December 31, 2021, a total of 127 million shares were reserved for issuance pursuant to the Southern Investment Plan, employee savings plans, the Outside Directors Stock Plan, the Equity and Incentive Compensation Plan (which includes stock options and performance share units as discussed in Note 12), and an at-the-market program. Of the total 127 million shares reserved, 31.5 million shares are available for awards under the Equity and Incentive Compensation Plan at December 31, 2021.
Diluted Earnings Per Share
For Southern Company, the only differences in computing basic and diluted earnings per share (EPS) are attributable to awards outstanding under stock-based compensation plans and the Equity Units. Earnings per share dilution resulting from stock-based compensation plans and the Equity Units issuance is determined using the treasury stock method. Shares used to compute diluted EPS were as follows:

	Average Common Stock Shares
	2021	2020	2019
	(in millions)
As reported shares	1,061	1,058	1,046
Effect of stock-based compensation	7	7	8
Diluted shares	1,068	1,065	1,054
In all years presented, an immaterial number of stock-based compensation awards was not included in the diluted EPS calculation because the awards were anti-dilutive.
The Equity Units were excluded from the calculation of diluted EPS for all years presented as the dilutive stock price threshold was not met.
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
Southern Company and Subsidiary Companies 2021 Annual Report
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
(*)$25.50 if prior to October 1, 2022
Georgia Power
Georgia Power has preferred stock, Class A preferred stock, preference stock, and common stock authorized, but only common stock outstanding.
Mississippi Power
Mississippi Power has preferred stock and common stock authorized, but only common stock outstanding.
Dividend Restrictions
The income of Southern Company is derived primarily from equity in earnings of its subsidiaries. At December 31, 2021, consolidated retained earnings included $4.4 billion of undistributed retained earnings of the subsidiaries.
The traditional electric operating companies and Southern Power can only pay dividends to Southern Company out of retained earnings or paid-in-capital.
See Note 7 under "Southern Power" for information regarding the distribution requirements for certain Southern Power subsidiaries.
By regulation, Nicor Gas is restricted, to the extent of its retained earnings balance, in the amount it can dividend or loan to affiliates and is not permitted to make money pool loans to affiliates. At December 31, 2021, the amount of Southern Company Gas' subsidiary retained earnings restricted for dividend payment totaled $1.3 billion.
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
Southern Company and Subsidiary Companies 2021 Annual Report
9. LEASES
On January 1, 2019, the Registrants adopted the provisions of FASB ASC Topic 842 (as amended), Leases (ASC 842), which require lessees to recognize leases with a term of greater than 12 months on the balance sheet as lease obligations, representing the discounted future fixed payments due, along with ROU assets that will be amortized over the term of each lease.
The Registrants elected the transition methodology provided by ASC 842, whereby the applicable requirements were applied on a prospective basis as of the adoption date. The Registrants also elected the package of practical expedients provided by ASC 842 that allows prior determinations of whether existing contracts are, or contain, leases and the classification of existing leases to continue without reassessment. Additionally, the Registrants applied the use-of-hindsight practical expedient in determining lease terms as of the date of adoption and elected the practical expedient that allows existing land easements not previously accounted for as leases not to be reassessed.
Lessee
As lessee, the Registrants lease certain electric generating units (including renewable energy facilities), real estate/land, communication towers, railcars, and other equipment and vehicles. The major categories of lease obligations are as follows:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
At December 31, 2021
Electric generating units	$802	$104	$1,217	$—	$—	$—
Real estate/land	876	3	49	2	526	45
Communication towers	156	2	4	—	—	24
Railcars	32	10	20	2	—	—
Other	103	5	1	24	—	1
Total	$1,969	$124	$1,291	$28	$526	$70

At December 31, 2020
Electric generating units	$941	$146	$1,368	$—	$—	$—
Real estate/land	815	4	53	2	451	61
Communication towers	158	2	3	—	—	20
Railcars	42	16	23	3	—	—
Other	127	7	5	23	—	1
Total	$2,083	$175	$1,452	$28	$451	$82
Real estate/land leases primarily consist of commercial real estate leases at Southern Company, Georgia Power, and Southern Company Gas and various land leases primarily associated with renewable energy facilities at Southern Power. The commercial real estate leases have remaining terms of up to 24 years while the land leases have remaining terms of up to 45 years, including renewal periods.
Communication towers are leased for the installation of equipment to provide cellular phone service to customers and to support the automated meter infrastructure programs at the traditional electric operating companies and Nicor Gas. Communication tower leases have remaining terms of up to 15 years with options to renew that could extend the terms for an additional 15 years.
Renewal options exist in many of the leases. Except as otherwise noted, the expected term used in calculating the lease obligation generally reflects only the noncancelable period of the lease as it is not considered reasonably certain that the lease will be extended. Land leases associated with renewable energy facilities at Southern Power and communication tower leases for automated meter infrastructure at Nicor Gas include renewal periods reasonably certain of exercise resulting in an expected lease term at least equal to the expected life of the renewable energy facilities and the automated meter infrastructure, respectively.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
Contracts that Contain a Lease
While not specifically structured as a lease, some of the PPAs at Alabama Power and Georgia Power are deemed to represent a lease of the underlying electric generating units when the terms of the PPA convey the right to control the use of the underlying assets. Amounts recorded for leases of electric generating units are generally based on the amount of scheduled capacity payments due over the remaining term of the PPA, which varies between one and 17 years. Georgia Power has several PPAs with Southern Power that Georgia Power accounts for as leases with a lease obligation of $521 million and $575 million at December 31, 2021 and 2020, respectively. The amount paid for energy under these affiliate PPAs reflects a price that would be paid in an arm's-length transaction as reviewed and approved by the Georgia PSC.
Short-term Leases
Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Registrants generally recognize lease expense for these leases on a straight-line basis over the lease term.
Residual Value Guarantees
Residual value guarantees exist primarily in railcar leases at Alabama Power and Georgia Power and the amounts probable of being paid under those guarantees are included in the lease payments. All such amounts are immaterial at December 31, 2021 and 2020.
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

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
Balance sheet amounts recorded for operating and finance leases are as follows:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
At December 31, 2021
Operating Leases
Operating lease ROU assets, net	$1,701	$108	$1,157	$10	$479	$70

Operating lease obligations - current	$250	$54	$156	$4	$28	$11
Operating lease obligations - non-current	1,503	66	999	6	497	59
Total operating lease obligations(*)	$1,754	$121	$1,155	$10	$525	$70

Finance Leases
Finance lease ROU assets, net	$197	$4	$104	$17	$—	$—

Finance lease obligations - current	$16	$1	$10	$1	$—	$—
Finance lease obligations - non-current	199	3	126	17	—	—
Total finance lease obligations	$215	$4	$136	$18	$—	$—

At December 31, 2020
Operating Leases
Operating lease ROU assets, net	$1,802	$151	$1,308	$9	$415	$81

Operating lease obligations - current	$241	$51	$151	$2	$25	$15
Operating lease obligations - non-current	1,611	119	1,156	7	426	67
Total operating lease obligations(*)	$1,852	$170	$1,307	$9	$451	$82

Finance Leases
Finance lease ROU assets, net	$218	$5	$115	$19	$—	$—

Finance lease obligations - current	$17	$1	$9	$1	$—	$—
Finance lease obligations - non-current	214	4	136	18	—	—
Total finance lease obligations	$231	$5	$145	$19	$—	$—
(*)Includes operating lease obligations related to PPAs at Southern Company, Alabama Power, and Georgia Power totaling $802 million, $104 million, and $1.11 billion, respectively, at December 31, 2021 and $941 million, $146 million, and $1.25 billion, respectively, at December 31, 2020.
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

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
Lease costs for 2021, 2020, and 2019, which includes both amounts recognized as operations and maintenance expense and amounts capitalized as part of the cost of another asset, are as follows:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
2021
Lease cost
Operating lease cost(*)	$313	$58	$208	$2	$33	$19
Finance lease cost:
Amortization of ROU assets	21	1	11	1	—	—
Interest on lease obligations	11	—	16	1	—	—
Total finance lease cost	32	1	27	2	—	—
Short-term lease costs	48	15	24	—	—	—
Variable lease cost	96	4	83	—	5	—
Sublease income	1	—	—	—	—	—
Total lease cost	$490	$78	$342	$4	$38	$19

2020
Lease cost
Operating lease cost(*)	$309	$55	$212	$3	$29	$19
Finance lease cost:
Amortization of ROU assets	26	1	15	—	—	—
Interest on lease obligations	11	—	16	—	—	—
Total finance lease cost	37	1	31	—	—	—
Short-term lease costs	39	11	26	—	—	—
Variable lease cost	91	4	76	—	7	—
Sublease income	—	(1)	—	—	—	—
Total lease cost	$476	$70	$345	$3	$36	$19

2019
Lease cost
Operating lease cost(*)	$310	$54	$206	$3	$28	$18
Finance lease cost:
Amortization of ROU assets	28	1	15	—	—	—
Interest on lease obligations	12	—	18	—	—	—
Total finance lease cost	40	1	33	—	—	—
Short-term lease costs	48	19	22	—	—	—
Variable lease cost	105	6	85	—	7	—
Sublease income	—	(1)	—	—	—	—
Total lease cost	$503	$79	$346	$3	$35	$18
(*)Includes operating lease costs related to PPAs at Southern Company, Alabama Power, and Georgia Power totaling $165 million, $47 million, and $184 million, respectively, in 2021, $161 million, $43 million, and $184 million, respectively, in 2020, and $149 million, $41 million, and $174 million, respectively, in 2019.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
Georgia Power has variable lease payments that are based on the amount of energy produced by certain renewable generating facilities subject to PPAs, including $41 million, $39 million, and $42 million in 2021, 2020, and 2019, respectively, from finance leases which are included in purchased power on Georgia Power's statements of income, $20 million of which was included in purchased power, affiliates for all periods presented.
Other information with respect to cash and noncash activities related to leases, as well as weighted-average lease terms and discount rates, is as follows:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
2021
Other information
Cash paid for amounts included in the measurements of lease obligations:
Operating cash flows from operating leases	$308	$58	$211	$2	$28	$19
Operating cash flows from finance leases	9	—	17	1	—	—
Financing cash flows from finance leases	17	1	9	1	—	—
ROU assets obtained in exchange for new operating lease obligations	64	3	9	—	72	7
ROU assets obtained in exchange for new finance lease obligations	3	—	—	—	—	—

2020
Other information
Cash paid for amounts included in the measurements of lease obligations:
Operating cash flows from operating leases	$310	$55	$215	$3	$28	$18
Operating cash flows from finance leases	9	—	18	—	—	—
Financing cash flows from finance leases	22	1	11	—	—	—
ROU assets obtained in exchange for new operating lease obligations	227	63	32	—	51	4
ROU assets obtained in exchange for new finance lease obligations	10	2	—	—	—	—

2019
Other information
Cash paid for amounts included in the measurements of lease obligations:
Operating cash flows from operating leases	$323	$54	$210	$3	27	18
Operating cash flows from finance leases	10	—	19	—	—	—
Financing cash flows from finance leases	32	1	13	—	—	—
ROU assets obtained in exchange for new operating lease obligations	118	7	21	—	2	19
ROU assets obtained in exchange for new finance lease obligations	35	2	24	—	—	—

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
At December 31, 2021
Weighted-average remaining lease term in years:
Operating leases	15.9	9.1	8.7	6.1	32.8	10.5
Finance leases	18.0	8.7	8.5	13.9	N/A	N/A
Weighted-average discount rate:
Operating leases	4.41%	4.37%	4.45%	2.74%	5.20%	3.61%
Finance leases	4.82%	3.09%	10.81%	2.74%	N/A	N/A

At December 31, 2020
Weighted-average remaining lease term in years:
Operating leases	14.5	7.8	9.4	6.5	32.1	9.8
Finance leases	18.2	9.7	9.5	14.9	N/A	N/A
Weighted-average discount rate:
Operating leases	4.44%	4.14%	4.37%	3.26%	5.45%	3.67%
Finance leases	4.79%	3.20%	10.81%	2.74	N/A	N/A

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
Maturities of lease liabilities are as follows:

	At December 31, 2021
	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Maturity Analysis
Operating leases:
2022	$307	$59	$205	$4	$37	$14
2023	238	9	201	2	29	11
2024	195	7	164	1	29	11
2025	174	6	136	1	29	11
2026	154	5	133	1	30	8
Thereafter	1,575	69	566	2	995	31
Total	2,643	155	1,405	11	1,149	86
Less: Present value discount	889	34	250	1	624	16
Operating lease obligations	$1,754	$121	$1,155	$10	$525	$70
Finance leases:
2022	$25	$2	$25	$2	$—	$—
2023	22	1	25	2	—	—
2024	19	1	25	2	—	—
2025	16	—	25	2	—	—
2026	16	—	26	1	—	—
Thereafter	231	—	83	13	—	—
Total	329	4	209	22	—	—
Less: Present value discount	114	—	73	4	—	—
Finance lease obligations	$215	$4	$136	$18	$—	$—
Payments made under PPAs at Georgia Power for energy generated from certain renewable energy facilities accounted for as operating and finance leases are considered variable lease costs and are therefore not reflected in the above maturity analysis.
Lessor
The Registrants are each considered lessors in various arrangements that have been determined to contain a lease due to the customer's ability to control the use of the underlying asset owned by the applicable Registrant. For the traditional electric operating companies, these arrangements consist of outdoor lighting contracts accounted for as operating leases with initial terms of up to seven years, after which the contracts renew on a month-to-month basis at the customer's option. For Mississippi Power, these arrangements also include a tolling arrangement related to an electric generating unit accounted for as a sales-type lease with a remaining term of 17 years. For Southern Power, these arrangements consist of PPAs related to electric generating units, including solar and wind facilities, accounted for as operating leases with remaining terms of up to 25 years and PPAs related to battery energy storage facilities accounted for as sales-type leases with remaining terms of up to 19 years. Southern Company Gas is the lessor in operating leases related to gas pipelines with remaining terms of up to 21 years. For Southern Company, these arrangements also include PPAs related to fuel cells accounted for as operating leases with remaining terms of up to 12 years.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
Lease income for 2021, 2020, and 2019, is as follows:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
2021
Lease income - interest income on sales-type leases	$15	$—	$—	$14	$1	$—
Lease income - operating leases	223	82	42	2	85	35
Variable lease income	429	—	—	—	456	—
Total lease income	$667	$82	$42	$16	$542	$35

2020
Lease income - interest income on sales-type leases	$16	$—	$—	$12	$—	$—
Lease income - operating leases	208	45	58	2	87	35
Variable lease income	419	—	—	—	449	—
Total lease income	$643	$45	$58	$14	$536	$35

2019
Lease income - interest income on sales-type leases	$9	$—	$—	$9	$—	$—
Lease income - operating leases	273	24	71	—	160	35
Variable lease income	403	—	—	—	434	—
Total lease income	$685	$24	$71	$9	$594	$35
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

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
No profit or loss was recognized by Mississippi Power when a tolling arrangement accounted for as a sales-type lease began in 2019. During 2020 and 2021, Mississippi Power completed construction of additional leased assets under the lease and, upon completion, the book values of $26 million and $39 million, respectively, were transferred from CWIP to lease receivables. Each transfer represented a non-cash investing transaction for purposes of the statements of cash flows.
During 2021, Southern Power completed construction of a portion of the Garland and Tranquillity battery energy storage facilities' assets and recorded losses totaling $40 million upon commencement of the related PPAs, which Southern Power accounts for as sales-type leases. The losses were due to ITCs retained and expected to be realized by Southern Power and its partners in these projects, and no estimated residual asset value was assumed in calculating the losses. Each lease has an initial term of 20 years. Upon commencement of the leases, the book values of the related assets totaling $210 million were derecognized from CWIP and lease receivables were recorded. At December 31, 2021, the current portion of the lease receivables totaling $12 million is included in other current assets and the long-term portion totaling $161 million is included in miscellaneous property and investments on Southern Company's balance sheet and net investment in sales-type leases on Southern Power's consolidated balance sheet. The transfers represented noncash investing transactions for purposes of the statement of cash flows. See Note 15 under "Southern Power" for additional information.
The undiscounted cash flows expected to be received for in-service leased assets under the leases are as follows:

	At December 31, 2021
	Southern Company	Mississippi Power	Southern Power
	(in millions)
2022	$37	$25	$12
2023	39	24	15
2024	38	23	15
2025	37	22	15
2026	36	21	15
Thereafter	390	183	207
Total undiscounted cash flows	$577	$298	$279
Net investment in sales-type lease(*)	340	167	173
Difference between undiscounted cash flows and discounted cash flows	$237	$131	$106
(*)For Mississippi Power, included in other current assets and other property and investments on the balance sheets. For Southern Power, included in other current assets and net investment in sales-type leases on the balance sheet.
The undiscounted cash flows to be received under operating leases and contracts accounted for as operating leases (adjusted for intercompany eliminations) are as follows:

	At December 31, 2021
	Southern Company	Alabama Power	Georgia Power	Southern Power	Southern Company Gas
	(in millions)
2022	$188	$76	$8	$87	$35
2023	139	32	2	88	35
2024	107	5	—	90	33
2025	100	3	—	74	28
2026	99	3	—	73	28
Thereafter	883	23	—	240	407
Total	$1,516	$142	$10	$652	$566
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

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
Southern Company Leveraged Lease
At December 31, 2020, a subsidiary of Southern Holdings had four leveraged lease agreements related to energy generation, distribution, and transportation assets, including two domestic and two international projects. During 2021, one of the domestic projects was sold and the agreements for both international projects were terminated. At December 31, 2021, one leveraged lease agreement related to energy generation remains, with an expected remaining term of 10 years. Southern Company continues to receive federal income tax deductions for depreciation and amortization, as well as interest on long-term debt related to this investment. Southern Company wrote off the related investment balance in 2020, as discussed below.
Southern Company's net investment in leveraged leases at December 31, 2020 consisted of the following:

December 31, 2020(*)
(in millions)
Net rentals receivable	$734
Unearned income	(178)
Investment in leveraged leases	556
Deferred taxes from leveraged leases	(7)
Net investment in leveraged leases	$549
(*)Excludes the investment classified as held for sale. See Note 15 under "Southern Company" for additional information.
The following table provides a summary of the components of income related to leveraged lease investments. Income was impacted in all periods presented by the impairment charges discussed below and in Note 15 under "Southern Company." Income in 2021 does not include the impacts of the sale and terminations of leveraged lease projects discussed in Note 15 under "Southern Company."

	2021	2020	2019
	(in millions)
Pretax leveraged lease income (loss)	$17	$(180)	$11
Income tax benefit (expense)	(5)	98	—
Net leveraged lease income (loss)	$12	$(82)	$11
Since 2017, the financial and operational performance of the remaining domestic lessee and the associated generation assets raised significant concerns about the short-term ability of the generation assets to produce cash flows sufficient to support ongoing operations and the lessee's contractual obligations and its ability to make the remaining semi-annual lease payments through the end of the lease term in 2047. In addition, following the expiration of the existing power offtake agreement in 2032, the lessee also is exposed to remarketing risk, which encompasses the price and availability of alternative sources of generation.
In connection with the 2019 annual impairment analysis, Southern Company revised the estimated cash flows to be received under the leveraged lease, which resulted in an impairment charge of $17 million ($13 million after tax) recorded in the fourth quarter 2019. During the second quarter 2020, Southern Company received the latest annual forecasts of natural gas prices and considered the significant decline in forecasted prices to be an indicator of potential impairment that required an interim impairment assessment. Accordingly, consistent with prior impairment analyses, Southern Company evaluated the recoverability of the lease receivable and the expected residual value of the generation assets under various natural gas price scenarios to estimate the cash flows expected to be received from remarketing the generation assets following the expiration of the existing PPA and the residual value of the generation assets at the end of the lease. Based on the forecasts of energy prices in the years following the expiration of the existing PPA, Southern Company concluded that it was no longer probable that any of the associated rental payments would be received, because it was no longer probable the generation assets would be successfully remarketed and continue to operate after that date. During the second quarter 2020, Southern Company revised the estimated cash flows to be received under the leveraged lease to reflect this conclusion, which resulted in a full impairment of the lease investment and a pre-tax charge to earnings of $154 million ($74 million after tax).
All required lease payments through December 31, 2021 have been paid in full. If any future lease payments due prior to the expiration of the associated PPA are not paid in full, the Southern Holdings subsidiary may be unable to make its corresponding payment to the holders of the underlying non-recourse debt related to the generation assets. Failure to make the required payment to the debtholders could represent an event of default that would give the debtholders the right to foreclose on, and take ownership

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
of, the generation assets, in effect terminating the lease. As the remaining amount of the lease investment was charged against earnings in the second quarter 2020, termination would not be expected to result in additional charges. Southern Company will continue to monitor the operational performance of the underlying assets and evaluate the ability of the lessee to continue to make the required lease payments and meet its obligations associated with a future closure or retirement of the generation assets and associated properties, including the dry ash landfill.
10. INCOME TAXES
Southern Company files a consolidated federal income tax return and the Registrants file various state income tax returns, some of which are combined or unitary. Under a joint consolidated income tax allocation agreement, each Southern Company subsidiary's current and deferred tax expense is computed on a stand-alone basis, and each subsidiary is allocated an amount of tax similar to that which would be paid if it filed a separate income tax return. In accordance with IRS regulations, each company is jointly and severally liable for the federal tax liability.
Current and Deferred Income Taxes
Details of income tax provisions are as follows:

	2021
	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Federal —
Current	$50	$104	$311	$25	$(340)	$85
Deferred	36	172	(449)	(15)	343	35
	86	276	(138)	10	3	120
State —
Current	(25)	23	71	—	(16)	(68)
Deferred	206	73	(101)	11	—	223
	181	96	(30)	11	(16)	155
Total	$267	$372	$(168)	$21	$(13)	$275

	2020
	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Federal —
Current	$199	$198	$365	$18	$(303)	$82
Deferred	70	44	(224)	(14)	299	53
	269	242	141	4	(4)	135
State —
Current	100	61	60	—	(4)	35
Deferred	24	34	(49)	10	11	3
	124	95	11	10	7	38
Total	$393	$337	$152	$14	$3	$173

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report

	2019
	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Federal —
Current	$156	$61	$264	$(6)	$(717)	$(120)
Deferred	1,237	125	180	26	647	195
	1,393	186	444	20	(70)	75
State —
Current	275	12	6	(1)	1	37
Deferred	130	72	22	11	13	18
	405	84	28	10	14	55
Total	$1,798	$270	$472	$30	$(56)	$130
Southern Company's and Southern Power's ITCs and PTCs generated in the current tax year and carried forward from prior tax years that cannot be utilized in the current tax year are reclassified from current to deferred taxes in federal income tax expense in the tables above. Southern Power's ITCs and PTCs reclassified in this manner include $6 million for 2021, $5 million for 2020, and $51 million for 2019. Southern Power received $289 million, $340 million, and $734 million of cash related to federal ITCs under renewable energy initiatives in 2021, 2020, and 2019, respectively. See "Deferred Tax Assets and Liabilities" herein for additional information.
In accordance with regulatory requirements, deferred federal ITCs for the traditional electric operating companies are deferred and amortized over the average life of the related property, with such amortization normally applied as a credit to reduce depreciation and amortization in the statements of income. Southern Power's and the natural gas distribution utilities' deferred federal ITCs, as well as certain state ITCs for Nicor Gas, are deferred and amortized to income tax expense over the life of the respective asset. ITCs amortized in 2021, 2020, and 2019 were immaterial for the traditional electric operating companies and Southern Company Gas and were as follows for Southern Company and Southern Power:

	Southern Company	Southern Power
	(in millions)
2021	$84	$58
2020	84	59
2019	181	151
When Southern Power recognizes tax credits, the tax basis of the asset is reduced by 50% of the ITCs received, resulting in a net deferred tax asset. Southern Power has elected to recognize the tax benefit of this basis difference as a reduction to income tax expense in the year in which the plant reaches commercial operation. The tax benefit of the related basis differences reduced income tax expense by $5 million in 2019.
State ITCs and other state credits, which are recognized in the period in which the credits are generated, reduced Georgia Power's income tax expense by $66 million in 2021, $67 million in 2020, and $51 million in 2019.
Southern Power's federal and state PTCs, which are recognized in the period in which the credits are generated, reduced Southern Power's income tax expense by $16 million in 2021, $15 million in 2020, and $12 million in 2019.
Effective Tax Rate
Southern Company's effective tax rate is typically lower than the statutory rate due to employee stock plans' dividend deduction, non-taxable AFUDC equity at the traditional electric operating companies, flowback of excess deferred income taxes at the regulated utilities, and federal income tax benefits from ITCs and PTCs primarily at Southern Power.
On July 1, 2021, Southern Company Gas affiliates completed the sale of Sequent. As a result of the sale, changes in state apportionment rates resulted in $85 million of additional net state tax expense. See Note 15 under "Southern Company Gas" for additional information.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

	2021
	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
Federal statutory rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
State income tax, net of federal deduction	5.5	4.6	(5.7)	4.9	(8.0)	15.1
Employee stock plans' dividend deduction	(0.9)	—	—	—	—	—
Non-deductible book depreciation	0.9	0.5	3.1	0.4	—	—
Flowback of excess deferred income taxes	(11.7)	(2.6)	(49.9)	(15.2)	—	(2.8)
AFUDC-Equity	(1.5)	(0.7)	(6.4)	—	—	—
Federal PTCs	—	—	—	—	(4.6)	—
Amortization of ITC	(2.2)	(0.1)	(0.4)	—	(29.7)	(0.1)
Noncontrolling interests	0.8	—	—	—	13.4	—
Leveraged lease impairments and dispositions	(1.4)	—	—	—	—	—
Other	(0.1)	0.2	(1.9)	0.6	(0.4)	0.6
Effective income tax (benefit) rate	10.4%	22.9%	(40.2)%	11.7%	(8.3)%	33.8%

	2020
	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
Federal statutory rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
State income tax, net of federal deduction	2.8	5.0	0.5	4.8	2.7	4.0
Employee stock plans' dividend deduction	(0.7)	—	—	—	—	—
Non-deductible book depreciation	0.7	0.6	0.8	0.5	—	—
Flowback of excess deferred income taxes	(8.8)	(3.1)	(12.0)	(18.5)	—	(2.7)
AFUDC-Equity	(0.8)	(0.6)	(1.1)	(0.1)	—	—
Federal PTCs	—	—	—	—	(2.5)	—
Amortization of ITC	(1.6)	(0.1)	(0.1)	(0.1)	(22.1)	(0.1)
Noncontrolling interests	—	—	—	—	3.1	—
Leveraged lease impairments	(1.6)	—	—	—	—	—
Other	0.2	(0.3)	(0.3)	0.9	(0.9)	0.5
Effective income tax (benefit) rate	11.2%	22.5%	8.8%	8.5%	1.3%	22.7%

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report

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
Southern Company and Subsidiary Companies 2021 Annual Report
Deferred Tax Assets and Liabilities
The tax effects of temporary differences between the carrying amounts of assets and liabilities in the financial statements of the Registrants and their respective tax bases, which give rise to deferred tax assets and liabilities, are as follows:

	December 31, 2021
	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Deferred tax liabilities —
Accelerated depreciation	$9,300	$2,541	$3,340	$330	$1,421	$1,428
Property basis differences	2,301	1,182	781	169	—	148
Federal effect of net state deferred tax assets	—	—	—	22	—	—
Leveraged lease basis differences	61	—	—	—	—	—
Employee benefit obligations	820	268	382	41	11	57
Under recovered fuel and natural gas costs	315	47	109	15	—	144
Regulatory assets –
Storm damage reserves	18	—	18	—	—	—
Employee benefit obligations	825	205	256	38	—	15
Remaining book value of retired assets	271	145	121	5	—	—
Premium on reacquired debt	72	10	62	—	—	—
AROs	2,232	863	1,325	44	—	—
AROs	868	329	494	—	—	—
Other	368	147	77	34	14	82
Total deferred income tax liabilities	17,451	5,737	6,965	698	1,446	1,874
Deferred tax assets —
Federal effect of net state deferred tax liabilities	305	165	41	—	27	93
State effect of federal deferred taxes	135	135	—	—	—	—
Employee benefit obligations	1,035	225	342	57	7	77
Other property basis differences	231	—	90	—	121	—
ITC and PTC carryforward	1,750	12	704	—	827	—
Long-term debt fair value adjustment	91	—	—	—	—	91
Other partnership basis difference	160	—	—	—	160	—
Other comprehensive losses	92	5	15	—	11	—
AROs	3,100	1,192	1,819	44	—	—
Estimated loss on plants under construction	825	—	825	—	—	—
Other deferred state tax attributes	361	—	11	246	52	5
Regulatory liability associated with the Tax Reform Legislation (not subject to normalization)	268	237	19	12	—	—
Other	561	193	153	34	53	62
Total deferred income tax assets	8,914	2,164	4,019	393	1,258	328
Valuation allowance	(207)	—	(73)	(41)	(27)	(9)
Net deferred income tax assets	8,707	2,164	3,946	352	1,231	319
Net deferred income taxes (assets)/liabilities	$8,744	$3,573	$3,019	$346	$215	$1,555

Recognized in the balance sheets:
Accumulated deferred income taxes – assets	$(118)	$—	$—	$(118)	$—	$—
Accumulated deferred income taxes – liabilities	$8,862	$3,573	$3,019	$464	$215	$1,555

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report

	December 31, 2020
	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Deferred tax liabilities —
Accelerated depreciation	$8,950	$2,453	$3,228	$319	$1,389	$1,349
Property basis differences	1,999	1,010	689	148	—	135
Federal effect of net state deferred tax assets	—	—	—	25	—	—
Leveraged lease basis differences	142	—	—	—	—	—
Employee benefit obligations	739	250	362	39	12	26
Regulatory assets –
Storm damage reserves	80	—	80	—	—	—
Employee benefit obligations	1,313	348	438	62	—	45
Remaining book value of retired assets	270	123	141	6	—	—
Premium on reacquired debt	78	12	66	—	—	—
AROs	1,969	764	1,165	40	—	—
AROs	804	328	429	—	—	—
Other	437	128	82	66	12	138
Total deferred income tax liabilities	16,781	5,416	6,680	705	1,413	1,693
Deferred tax assets —
Federal effect of net state deferred tax liabilities	284	151	59	—	26	70
State effect of federal deferred taxes	126	126	—	—	—	—
Employee benefit obligations	1,511	369	522	80	6	100
Other property basis differences	223	—	72	—	134	—
ITC and PTC carryforward	1,853	12	539	—	1,110	—
Long-term debt fair value adjustment	86	—	—	—	—	86
Other partnership basis difference	166	—	—	—	166	—
Other comprehensive losses	128	7	17	—	25	—
AROs	2,773	1,092	1,594	40	—	—
Estimated loss on plants under construction	369	—	369	—	—	—
Other deferred state tax attributes	357	—	9	250	68	10
Regulatory liability associated with the Tax Reform Legislation (not subject to normalization)	338	243	76	19	—	—
Other	660	143	186	39	52	166
Total deferred income tax assets	8,874	2,143	3,443	428	1,587	432
Valuation allowance	(136)	—	(35)	(41)	(35)	(4)
Net deferred income tax assets	8,738	2,143	3,408	387	1,552	428
Net deferred income taxes (assets)/liabilities	$8,043	$3,273	$3,272	$318	$(139)	$1,265

Recognized in the balance sheets:
Accumulated deferred income taxes – assets	$(132)	$—	$—	$(129)	$(262)	$—
Accumulated deferred income taxes – liabilities	$8,175	$3,273	$3,272	$447	$123	$1,265
The traditional electric operating companies and the natural gas distribution utilities have tax-related regulatory assets (deferred income tax charges) and regulatory liabilities (deferred income tax credits). The regulatory assets are primarily attributable to tax benefits flowed through to customers in prior years, deferred taxes previously recognized at rates lower than the current enacted tax law, and taxes applicable to capitalized interest. The regulatory liabilities are primarily attributable to deferred taxes previously recognized at rates higher than the current enacted tax law and to unamortized ITCs. See Note 2 for each Registrant's related balances at December 31, 2021 and 2020.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
Tax Credit Carryforwards
Federal ITC/PTC carryforwards at December 31, 2021 were as follows:

	Southern Company	Alabama Power	Georgia Power	Southern Power
	(in millions)
Federal ITC/PTC carryforwards	$1,218	$12	$173	$827
Tax year in which federal ITC/PTC carryforwards begin expiring	2031	2032	2031	2035
Year by which federal ITC/PTC carryforwards are expected to be utilized	2024	2024	2024	2024
The estimated tax credit utilization reflects the various sale transactions described in Note 15 and could be further delayed by numerous factors, including the acquisition of additional renewable projects, an increase in Georgia Power's ownership interest percentage in Plant Vogtle Units 3 and 4, the purchase of rights to additional PTCs of Plant Vogtle Units 3 and 4 pursuant to certain joint ownership agreements, changes in taxable income projections, and potential income tax rate changes. See Note 2 under "Georgia Power – Nuclear Construction" for additional information on Plant Vogtle Units 3 and 4.
At December 31, 2021, Georgia Power also had approximately $428 million in net state investment and other net state tax credit carryforwards for the State of Georgia that will expire between tax years 2021 and 2031 and are not expected to be fully utilized. Georgia Power has a net state valuation allowance of $58 million associated with these carryforwards.
The ultimate outcome of these matters cannot be determined at this time.
Net Operating Loss Carryforwards
At December 31, 2021, the net state income tax benefit of state and local NOL carryforwards for Southern Company's subsidiaries were as follows:

Company/Jurisdiction	Approximate Net State Income Tax Benefit of NOL Carryforwards	Tax Year NOL Begins Expiring
	(in millions)
Mississippi Power
Mississippi	$195	2031

Southern Power
Oklahoma	27	2035
Florida	10	2034
South Carolina	2	2036
Other states	2	Various
Southern Power Total	$41

Other(*)
New York	11	2035
New York City	14	2035
Other states	17	Various
Southern Company Total	$278
(*)Represents other non-registrant Southern Company subsidiaries. Alabama Power, Georgia Power, and Southern Company Gas did not have material state or local NOL carryforwards at December 31, 2021.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
State NOLs for Mississippi, Oklahoma, and Florida are not expected to be fully utilized prior to expiration. At December 31, 2021, Mississippi Power had a net state valuation allowance of $32 million for the Mississippi NOL, Southern Power had net state valuation allowances of $11 million for the Oklahoma NOL and $10 million for the Florida NOL, and Southern Company had a net valuation allowance of $25 million for the New York and New York City NOLs.
The ultimate outcome of these matters cannot be determined at this time.
Unrecognized Tax Benefits
Changes in unrecognized tax benefits for the periods presented were as follows:

Southern Company
(in millions)
Unrecognized tax benefits at December 31, 2018 and 2019	$—
Tax positions changes – increase from prior periods	44
Unrecognized tax benefits at December 31, 2020	44
Tax positions changes – increase from prior periods	3
Unrecognized tax benefits at December 31, 2021	$47
The unrecognized tax positions increase from prior periods for 2020 and the balance of unrecognized tax benefits at December 31, 2020 and 2021 primarily relate to a 2019 state tax filing position to exclude certain gains from 2019 dispositions from taxation in a certain unitary state. If accepted by the state, this position would decrease Southern Company's annual effective tax rate. The ultimate outcome of this unrecognized tax benefit is dependent on completion of the related state audit, which is not expected to be resolved within the next 12 months.
All of the Registrants classify interest on tax uncertainties as interest expense. Accrued interest for all tax positions was immaterial for all years presented. None of the Registrants accrued any penalties on uncertain tax positions.
The IRS has finalized its audits of Southern Company's consolidated federal income tax returns through 2020. Southern Company is a participant in the Compliance Assurance Process of the IRS. The audits for the Registrants' state income tax returns have either been concluded, or the statute of limitations has expired, for years prior to 2015.
11. RETIREMENT BENEFITS
The Southern Company system has a qualified defined benefit, trusteed pension plan covering substantially all employees, with the exception of PowerSecure employees. The qualified pension plan is funded in accordance with requirements of the Employee Retirement Income Security Act of 1974, as amended (ERISA). No contributions to the qualified pension plan were made for the year ended December 31, 2021 and no mandatory contributions to the qualified pension plan are anticipated for the year ending December 31, 2022. The Southern Company system also provides certain non-qualified defined benefits for a select group of management and highly compensated employees, which are funded on a cash basis. In addition, the Southern Company system provides certain medical care and life insurance benefits for retired employees through other postretirement benefit plans. The traditional electric operating companies fund other postretirement trusts to the extent required by their respective regulatory commissions. Southern Company Gas has a separate unfunded supplemental retirement health care plan that provides medical care and life insurance benefits to employees of discontinued businesses. For the year ending December 31, 2022, no contributions to any other postretirement trusts are expected.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
Actuarial Assumptions
The weighted average rates assumed in the actuarial calculations used to determine both the net periodic costs for the pension and other postretirement benefit plans for the following year and the benefit obligations as of the measurement date are presented below.

	2021
Assumptions used to determine net periodic costs:	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
Pension plans
Discount rate – benefit obligations	2.81%	2.85%	2.79%	2.80%	2.99%	2.75%
Discount rate – interest costs	2.13	2.17	2.09	2.12	2.46	2.10
Discount rate – service costs	3.18	3.23	3.21	3.20	3.22	2.97
Expected long-term return on plan assets	8.25	8.25	8.25	8.25	8.25	8.25
Annual salary increase	4.80	4.80	4.80	4.80	4.80	4.80
Other postretirement benefit plans
Discount rate – benefit obligations	2.56%	2.63%	2.52%	2.53%	2.78%	2.46%
Discount rate – interest costs	1.84	1.91	1.82	1.78	2.12	1.64
Discount rate – service costs	3.07	3.13	3.08	3.06	3.05	3.01
Expected long-term return on plan assets	7.09	7.18	6.84	6.98	—	6.54
Annual salary increase	4.80	4.80	4.80	4.80	4.80	4.80

	2020
Assumptions used to determine net periodic costs:	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
Pension plans
Discount rate – benefit obligations	3.41%	3.44%	3.40%	3.41%	3.52%	3.39%
Discount rate – interest costs	2.99	3.01	2.96	2.99	3.18	2.99
Discount rate – service costs	3.66	3.69	3.67	3.67	3.70	3.53
Expected long-term return on plan assets	8.25	8.25	8.25	8.25	8.25	8.25
Annual salary increase	4.73	4.73	4.73	4.73	4.73	4.73
Other postretirement benefit plans
Discount rate – benefit obligations	3.24%	3.28%	3.22%	3.22%	3.39%	3.19%
Discount rate – interest costs	2.80	2.84	2.79	2.76	2.97	2.71
Discount rate – service costs	3.57	3.61	3.57	3.57	3.57	3.52
Expected long-term return on plan assets	7.25	7.36	7.05	7.07	—	6.69
Annual salary increase	4.73	4.73	4.73	4.73	4.73	4.73

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report

	2019
Assumptions used to determine net periodic costs:	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
Pension plans
Discount rate – benefit obligations	4.49%	4.51%	4.48%	4.49%	4.65%	4.47%
Discount rate – interest costs	4.12	4.14	4.10	4.12	4.35	4.11
Discount rate – service costs	4.70	4.73	4.72	4.73	4.75	4.57
Expected long-term return on plan assets	7.75	7.75	7.75	7.75	7.75	7.75
Annual salary increase	4.34	4.46	4.46	4.46	4.46	3.07
Other postretirement benefit plans
Discount rate – benefit obligations	4.37%	4.40%	4.36%	4.35%	4.50%	4.32%
Discount rate – interest costs	3.98	4.01	3.97	3.95	4.14	3.91
Discount rate – service costs	4.63	4.67	4.64	4.64	4.65	4.56
Expected long-term return on plan assets	6.86	6.76	6.85	6.79	—	6.49
Annual salary increase	4.34	4.46	4.46	4.46	4.46	3.07

	2021
Assumptions used to determine benefit obligations:	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
Pension plans
Discount rate	3.09%	3.12%	3.07%	3.07%	3.21%	3.04%
Annual salary increase	4.80	4.80	4.80	4.80	4.80	4.80
Other postretirement benefit plans
Discount rate	2.90%	2.95%	2.87%	2.88%	3.07%	2.82%
Annual salary increase	4.80	4.80	4.80	4.80	4.80	4.80

	2020
Assumptions used to determine benefit obligations:	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
Pension plans
Discount rate	2.81%	2.85%	2.79%	2.80%	2.99%	2.75%
Annual salary increase	4.80	4.80	4.80	4.80	4.80	4.80
Other postretirement benefit plans
Discount rate	2.56%	2.63%	2.52%	2.53%	2.78%	2.46%
Annual salary increase	4.80	4.80	4.80	4.80	4.80	4.80
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

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
An additional assumption used in measuring the accumulated other postretirement benefit obligations (APBO) was a weighted average medical care cost trend rate. The weighted average medical care cost trend rates used in measuring the APBO for the Registrants at December 31, 2021 were as follows:

	Initial Cost Trend Rate	Ultimate Cost Trend Rate	Year That Ultimate Rate is Reached
Pre-65	6.00%	4.50%	2028
Post-65 medical	5.00	4.50	2028
Post-65 prescription	6.25	4.50	2029
Pension Plans
The total accumulated benefit obligation for the pension plans at December 31, 2021 and 2020 was as follows:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
December 31, 2021	$14,687	$3,362	$4,562	$672	$178	$1,030
December 31, 2020	14,922	3,414	4,657	683	175	1,072
An actuarial gain of $393 million was recorded for the annual remeasurement of the Southern Company system pension plans at December 31, 2021 primarily due to an increase of 28 basis points in the overall discount rate used to calculate the benefit obligation as a result of higher market interest rates. An actuarial loss of $1.7 billion was recorded for the annual remeasurement of the Southern Company system pension plans at December 31, 2020 primarily due to a decrease of 60 basis points in the overall discount rate used to calculate the benefit obligation as a result of lower market interest rates.
Changes in the projected benefit obligations and the fair value of plan assets during the plan years ended December 31, 2021 and 2020 were as follows:

	2021
	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Change in benefit obligation
Benefit obligation at beginning of year	$16,646	$3,854	$5,127	$754	$217	$1,189
Service cost	434	102	112	18	10	37
Interest cost	346	82	104	16	5	24
Benefits paid	(651)	(137)	(210)	(28)	(4)	(73)
Actuarial gain	(393)	(95)	(121)	(17)	(6)	(43)
Balance at end of year	16,382	3,806	5,012	743	222	1,134
Change in plan assets
Fair value of plan assets at beginning of year	15,367	3,684	4,844	701	186	1,123
Actual return on plan assets	2,449	586	781	111	30	181
Employer contributions	60	8	—	2	1	10
Benefits paid	(651)	(137)	(210)	(28)	(4)	(73)
Fair value of plan assets at end of year	17,225	4,141	5,415	786	213	1,241
Accrued asset (liability)	$843	$335	$403	$43	$(9)	$107

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report

	2020
	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Change in benefit obligation
Benefit obligation at beginning of year	$14,788	$3,404	$4,610	$671	$185	$1,067
Service cost	376	89	96	15	8	33
Interest cost	432	100	133	20	6	31
Benefits paid	(629)	(132)	(202)	(27)	(6)	(69)
Actuarial loss	1,679	393	490	75	24	127
Balance at end of year	16,646	3,854	5,127	754	217	1,189
Change in plan assets
Fair value of plan assets at beginning of year	14,057	3,357	4,442	641	169	1,050
Actual return on plan assets	1,881	450	594	85	22	139
Employer contributions	58	9	10	2	1	3
Benefits paid	(629)	(132)	(202)	(27)	(6)	(69)
Fair value of plan assets at end of year	15,367	3,684	4,844	701	186	1,123
Accrued liability	$(1,279)	$(170)	$(283)	$(53)	$(31)	$(66)
The projected benefit obligations for the qualified and non-qualified pension plans at December 31, 2021 are shown in the following table. All pension plan assets are related to the qualified pension plan.

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Projected benefit obligations:
Qualified pension plan	$15,568	$3,678	$4,852	$708	$193	$1,066
Non-qualified pension plan	814	129	160	36	29	68

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
Amounts recognized in the balance sheets at December 31, 2021 and 2020 related to the Registrants' pension plans consist of the following:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
December 31, 2021:
Prepaid pension costs(a)	$1,657	$464	$563	$78	$20	$175
Other regulatory assets, deferred(b)	2,920	809	971	146	—	91
Other current liabilities	(55)	(9)	(12)	(2)	(2)	(2)
Employee benefit obligations(c)	(759)	(120)	(148)	(33)	(27)	(66)
Other regulatory liabilities, deferred	(119)	—	—	—	—	—
AOCI	100	—	—	—	35	(45)

December 31, 2020:
Prepaid pension costs	$—	$—	$—	$—	$—	$70
Other regulatory assets, deferred(b)	4,655	1,286	1,598	235	—	205
Other current liabilities	(52)	(9)	(10)	(2)	(2)	(2)
Employee benefit obligations(c)	(1,227)	(161)	(273)	(51)	(29)	(134)
Other regulatory liabilities, deferred	(34)	—	—	—	—	—
AOCI	245	—	—	—	60	1
(a)Included in prepaid pension and other postretirement benefit costs on Alabama Power's balance sheet and other deferred charges and assets on Southern Power's consolidated balance sheet.
(b)Amounts for Southern Company exclude regulatory assets of $210 million and $224 million at December 31, 2021 and 2020, respectively, associated with unamortized amounts in Southern Company Gas' pension plans prior to its acquisition by Southern Company.
(c)Included in other deferred credits and liabilities on Southern Power's consolidated balance sheets.
Presented below are the amounts included in regulatory assets at December 31, 2021 and 2020 related to the portion of the defined benefit pension plan attributable to Southern Company, the traditional electric operating companies, and Southern Company Gas that had not yet been recognized in net periodic pension cost.

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Company Gas
	(in millions)
Balance at December 31, 2021
Regulatory assets:
Prior service cost	$11	$5	$8	$1	$(11)
Net loss	2,790	804	963	145	38
Regulatory amortization	—	—	—	—	64
Total regulatory assets(*)	$2,801	$809	$971	$146	$91

Balance at December 31, 2020
Regulatory assets:
Prior service cost	$11	$5	$9	$2	$(13)
Net loss	4,610	1,281	1,589	233	135
Regulatory amortization	—	—	—	—	83
Total regulatory assets(*)	$4,621	$1,286	$1,598	$235	$205
(*)Amounts for Southern Company exclude regulatory assets of $210 million and $224 million at December 31, 2021 and 2020, respectively, associated with unamortized amounts in Southern Company Gas' pension plans prior to its acquisition by Southern Company.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
The changes in the balance of regulatory assets related to the portion of the defined benefit pension plan attributable to Southern Company, the traditional electric operating companies, and Southern Company Gas for the years ended December 31, 2021 and 2020 are presented in the following table:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Company Gas
	(in millions)
Regulatory assets (liabilities):(*)
Balance at December 31, 2019	$3,993	$1,130	$1,416	$203	$172
Net loss	884	228	269	45	45
Reclassification adjustments:
Amortization of prior service costs	(1)	(1)	(1)	—	2
Amortization of net loss	(255)	(71)	(86)	(13)	(8)
Amortization of regulatory assets(*)	—	—	—	—	(6)
Total reclassification adjustments	(256)	(72)	(87)	(13)	(12)
Total change	628	156	182	32	33
Balance at December 31, 2020	$4,621	$1,286	$1,598	$235	$205
Net gain	(1,523)	(394)	(527)	(74)	(97)
Reclassification adjustments:
Amortization of prior service costs	(1)	(1)	(1)	—	2
Amortization of net loss	(296)	(82)	(99)	(15)	(9)
Amortization of regulatory assets(*)	—	—	—	—	(10)
Total reclassification adjustments	(297)	(83)	(100)	(15)	(17)
Total change	(1,820)	(477)	(627)	(89)	(114)
Balance at December 31, 2021	$2,801	$809	$971	$146	$91
(*)Amounts for Southern Company exclude regulatory assets of $210 million and $224 million at December 31, 2021 and 2020, respectively, associated with unamortized amounts in Southern Company Gas' pension plans prior to its acquisition by Southern Company.
Presented below are the amounts included in AOCI at December 31, 2021 and 2020 related to the portion of the defined benefit pension plan attributable to Southern Company, Southern Power, and Southern Company Gas that had not yet been recognized in net periodic pension cost.

	Southern Company	Southern Power	Southern Company Gas
	(in millions)
Balance at December 31, 2021
AOCI:
Prior service cost	$(2)	$—	$(3)
Net (gain) loss	102	35	(42)
Total AOCI	$100	$35	$(45)

Balance at December 31, 2020
AOCI:
Prior service cost	$(3)	$—	$(4)
Net loss	248	60	5
Total AOCI	$245	$60	$1

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
The components of OCI related to the portion of the defined benefit pension plan attributable to Southern Company, Southern Power, and Southern Company Gas for the years ended December 31, 2021 and 2020 are presented in the following table:

	Southern Company	Southern Power	Southern Company Gas
	(in millions)
AOCI:
Balance at December 31, 2019	$185	$46	$(14)
Net loss	74	16	15
Reclassification adjustments:
Amortization of prior service costs	—	—	1
Amortization of net loss	(14)	(2)	(1)
Total reclassification adjustments	(14)	(2)	—
Total change	60	14	15
Balance at December 31, 2020	$245	$60	$1
Net gain	(128)	(22)	(47)
Reclassification adjustments:
Amortization of net gain (loss)	(17)	(3)	1
Total reclassification adjustments	(17)	(3)	1
Total change	(145)	(25)	(46)
Balance at December 31, 2021	$100	$35	$(45)

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
Components of net periodic pension cost for the Registrants were as follows:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
2021
Service cost	$434	$102	$112	$18	$10	$37
Interest cost	346	82	104	16	5	24
Expected return on plan assets	(1,191)	(287)	(375)	(55)	(14)	(86)
Recognized net loss	314	82	100	15	3	13
Net amortization	1	1	1	—	—	15
Prior service cost	—	—	—	—	—	(3)
Net periodic pension cost (income)	$(96)	$(20)	$(58)	$(6)	$4	$—

2020
Service cost	$376	$89	$96	$15	$8	$33
Interest cost	432	100	133	20	6	31
Expected return on plan assets	(1,100)	(264)	(347)	(51)	(13)	(75)
Recognized net loss	269	71	86	13	2	6
Net amortization	1	1	1	—	—	15
Prior service cost	—	—	—	—	—	(3)
Net periodic pension cost (income)	$(22)	$(3)	$(31)	$(3)	$3	$7

2019
Service cost	$292	$69	$74	$12	$7	$25
Interest cost	492	114	156	22	5	36
Expected return on plan assets	(885)	(206)	(292)	(40)	(10)	(60)
Recognized net loss	120	37	44	6	1	2
Net amortization	2	—	1	—	—	14
Prior service cost	—	—	—	—	—	(3)
Net periodic pension cost (income)	$21	$14	$(17)	$—	$3	$14
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
Effective January 1, 2020, Southern Company changed its method of calculating the market-related value of the liability-hedging securities included in its pension plan assets. The market-related value is used to determine the expected return on plan assets component of net periodic pension cost. Southern Company previously used the calculated value approach for all plan assets, which smoothed asset returns and deferred gains and losses by amortizing them into the calculation of the market-related value over five years. Southern Company changed to the fair value approach for liability-hedging securities, which includes measuring the market-related value of that portion of the plan assets at fair value for purposes of determining the expected return on plan assets. The remaining asset classes of plan assets continue to be valued using the calculated value approach. Southern Company considers the fair value approach to be preferable for liability-hedging securities because it results in a current reflection of changes in the value of plan assets in the measurement of net periodic pension cost more consistent with the change in the related obligations.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
Future benefit payments reflect expected future service and are estimated based on assumptions used to measure the projected benefit obligation for the pension plans. At December 31, 2021, estimated benefit payments were as follows:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Benefit Payments:
2022	$690	$148	$223	$31	$6	$65
2023	714	155	229	31	6	65
2024	736	159	235	32	6	64
2025	759	165	240	34	7	64
2026	780	171	245	35	7	64
2027 to 2031	4,138	921	1,275	187	42	329
Other Postretirement Benefits
Changes in the APBO and the fair value of the Registrants' plan assets during the plan years ended December 31, 2021 and 2020 were as follows:

	2021
	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Change in benefit obligation
Benefit obligation at beginning of year	$1,948	$463	$699	$81	$12	$248
Service cost	24	6	7	1	—	2
Interest cost	35	9	12	1	—	4
Benefits paid	(105)	(22)	(36)	(5)	—	(18)
Actuarial (gain) loss	(54)	(16)	(26)	(2)	(1)	1
Retiree drug subsidy	1	—	—	—	—	—
Balance at end of year	1,849	440	656	76	11	237
Change in plan assets
Fair value of plan assets at beginning of year	1,158	458	427	27	—	128
Actual return on plan assets	154	55	55	4	—	18
Employer contributions	43	(2)	4	3	—	15
Benefits paid	(104)	(22)	(36)	(5)	—	(18)
Fair value of plan assets at end of year	1,251	489	450	29	—	143
Accrued asset (liability)	$(598)	$49	$(206)	$(47)	$(11)	$(94)

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report

	2020
	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Change in benefit obligation
Benefit obligation at beginning of year	$1,985	$462	$742	$87	$11	$250
Service cost	22	6	6	1	1	2
Interest cost	54	13	20	2	—	7
Benefits paid	(126)	(29)	(46)	(6)	—	(17)
Actuarial (gain) loss	7	9	(26)	(3)	—	6
Retiree drug subsidy	6	2	3	—	—	—
Balance at end of year	1,948	463	699	81	12	248
Change in plan assets
Fair value of plan assets at beginning of year	1,061	413	403	26	—	115
Actual return on plan assets	145	60	50	3	—	18
Employer contributions	72	12	17	4	—	12
Benefits paid	(120)	(27)	(43)	(6)	—	(17)
Fair value of plan assets at end of year	1,158	458	427	27	—	128
Accrued liability	$(790)	$(5)	$(272)	$(54)	$(12)	$(120)
Amounts recognized in the balance sheets at December 31, 2021 and 2020 related to the Registrants' other postretirement benefit plans consist of the following:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
December 31, 2021:
Prepaid other postretirement benefit costs(a)	$—	$49	$—	$—	$—	$—
Other regulatory assets, deferred(b)	97	—	30	2	—	—
Other current liabilities	(5)	—	—	—	—	—
Employee benefit obligations(c)	(593)	—	(206)	(47)	(11)	(94)
Other regulatory liabilities, deferred	(171)	(62)	(40)	(1)	—	(34)
AOCI	—	—	—	—	2	(5)

December 31, 2020:
Other regulatory assets, deferred(b)	$137	$—	$47	$5	$—	$(23)
Other current liabilities	(5)	—	—	—	—	—
Employee benefit obligations(c)	(785)	(5)	(272)	(54)	(12)	(120)
Other regulatory liabilities, deferred	(86)	(21)	—	—	—	—
AOCI	8	—	—	—	3	—
(a)Included in prepaid pension and other postretirement benefit costs on Alabama Power's balance sheet.
(b)Amounts for Southern Company exclude regulatory assets of $40 million and $47 million at December 31, 2021 and 2020, respectively, associated with unamortized amounts in Southern Company Gas' other postretirement benefit plans prior to its acquisition by Southern Company.
(c)Included in other deferred credits and liabilities on Southern Power's consolidated balance sheets.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
Presented below are the amounts included in net regulatory assets (liabilities) at December 31, 2021 and 2020 related to the other postretirement benefit plans of Southern Company, the traditional electric operating companies, and Southern Company Gas that had not yet been recognized in net periodic other postretirement benefit cost.

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Company Gas
	(in millions)
Balance at December 31, 2021:
Regulatory assets (liabilities):
Prior service cost	$13	$3	$5	$1	$1
Net gain	(87)	(65)	(15)	—	(51)
Regulatory amortization	—	—	—	—	16
Total regulatory assets (liabilities)(*)	$(74)	$(62)	$(10)	$1	$(34)

Balance at December 31, 2020:
Regulatory assets (liabilities):
Prior service cost	$12	$3	$5	$—	$1
Net (gain) loss	39	(24)	42	5	(49)
Regulatory amortization	—	—	—	—	25
Total regulatory assets (liabilities)(*)	$51	$(21)	$47	$5	$(23)
(*)Amounts for Southern Company exclude regulatory assets of $40 million and $47 million at December 31, 2021 and 2020, respectively, associated with unamortized amounts in Southern Company Gas' other postretirement benefit plans prior to its acquisition by Southern Company.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
The changes in the balance of net regulatory assets (liabilities) related to the other postretirement benefit plans for the plan years ended December 31, 2021 and 2020 are presented in the following table:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Company Gas
	(in millions)
Net regulatory assets (liabilities):(*)
Balance at December 31, 2019	$121	$1	$96	$10	$(11)
Net gain	(65)	(22)	(47)	(5)	(5)
Reclassification adjustments:
Amortization of prior service costs	1	—	1	—	—
Amortization of net loss	(6)	—	(3)	—	—
Amortization of regulatory assets(*)	—	—	—	—	(7)
Total reclassification adjustments	(5)	—	(2)	—	(7)
Total change	(70)	(22)	(49)	(5)	(12)
Balance at December 31, 2020	$51	$(21)	$47	$5	$(23)
Net gain	(120)	(41)	(55)	(4)	(2)
Reclassification adjustments:
Amortization of prior service costs	1	—	1	—	—
Amortization of net loss	(6)	—	(3)	—	—
Amortization of regulatory assets(*)	—	—	—	—	(9)
Total reclassification adjustments	(5)	—	(2)	—	(9)
Total change	(125)	(41)	(57)	(4)	(11)
Balance at December 31, 2021	$(74)	$(62)	$(10)	$1	$(34)
(*)Amounts for Southern Company exclude regulatory assets of $40 million and $47 million at December 31, 2021 and 2020, respectively, associated with unamortized amounts in Southern Company Gas' other postretirement benefit plans prior to its acquisition by Southern Company.
Presented below are the amounts included in AOCI at December 31, 2021 and 2020 related to the other postretirement benefit plans of Southern Company, Southern Power, and Southern Company Gas that had not yet been recognized in net periodic other postretirement benefit cost.

	Southern Company	Southern Power	Southern Company Gas
	(in millions)
Balance at December 31, 2021
AOCI:
Prior service cost	$1	$—	$1
Net (gain) loss	(1)	2	(6)
Total AOCI	$—	$2	$(5)

Balance at December 31, 2020
AOCI:
Prior service cost	$1	$—	$1
Net (gain) loss	7	3	(1)
Total AOCI	$8	$3	$—

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
The components of OCI related to the other postretirement benefit plans for the plan years ended December 31, 2021 and 2020 are presented in the following table:

	Southern Company	Southern Power	Southern Company Gas
	(in millions)
AOCI:
Balance at December 31, 2019	$2	$2	$(4)
Net loss	2	1	—
Reclassification adjustments:
Amortization of net gain (loss)	4	—	4
Total change	6	1	4
Balance at December 31, 2020	$8	$3	$—
Net gain	(11)	(1)	—
Reclassification adjustments:
Amortization of net gain (loss)	3	—	(5)
Total change	(8)	(1)	(5)
Balance at December 31, 2021	$—	$2	$(5)
Components of the other postretirement benefit plans' net periodic cost for the Registrants were as follows:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
2021
Service cost	$24	$6	$7	$1	$—	$2
Interest cost	35	9	12	1	—	4
Expected return on plan assets	(76)	(30)	(26)	(1)	1	(10)
Net amortization	2	—	2	—	—	6
Net periodic postretirement benefit cost (income)	$(15)	$(15)	$(5)	$1	$1	$2

2020
Service cost	$22	$6	$6	$1	$1	$2
Interest cost	54	13	20	2	—	7
Expected return on plan assets	(72)	(29)	(26)	(1)	—	(10)
Net amortization	1	—	2	—	—	6
Net periodic postretirement benefit cost (income)	$5	$(10)	$2	$2	$1	$5

2019
Service cost	$18	$5	$5	$1	$1	$1
Interest cost	69	16	26	3	—	9
Expected return on plan assets	(65)	(26)	(25)	(2)	—	(7)
Net amortization	—	4	1	—	—	6
Net periodic postretirement benefit cost (income)	$22	$(1)	$7	$2	$1	$9

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
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

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Benefit payments:
2022	$111	$24	$40	$5	$—	$17
2023	110	24	39	5	—	17
2024	109	24	38	5	—	18
2025	112	25	40	5	1	17
2026	112	25	40	5	1	17
2027 to 2031	552	128	199	22	3	75

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
Southern Company's investment strategy also includes adjusting the established asset allocation to invest a larger portion of the portfolio in fixed rate debt securities should the qualified pension plan achieve a predetermined funding threshold. Any future reallocation of plan assets based on achieving the funding threshold would likely result in a reduction in the expected long-term return on plan assets used to determine pension income. However, the amount of such a decrease and the related financial statement impact cannot be determined at this time.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
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
For purposes of determining the fair value of the pension plan and other postretirement benefit plan assets and the appropriate level designation, management relies on information provided by the plan's trustee. This information is reviewed and evaluated by management with changes made to the trustee information as appropriate. The fair values presented herein exclude cash, receivables related to investment income and pending investment sales, and payables related to pending investment purchases. The Registrants did not have any investments classified as Level 3 at December 31, 2020.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
The fair values, and actual allocations relative to the target allocations, of the Southern Company system's pension plans at December 31, 2021 and 2020 are presented below.

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Net Asset Value as a Practical Expedient		Target Allocation	Actual Allocation
At December 31, 2021:	(Level 1)	(Level 2)	(Level 3)	(NAV)	Total
	(in millions)
Southern Company
Assets:
Equity:						51%	53%
Domestic equity	$3,095	$1,326	$—	$—	$4,421
International equity	2,740	1,402	3	—	4,145
Fixed income:						23	22
U.S. Treasury, government, and agency bonds	—	1,209	—	—	1,209
Mortgage- and asset-backed securities	—	10	—	—	10
Corporate bonds	—	1,752	—	—	1,752
Pooled funds	—	771	—	—	771
Cash equivalents and other	405	7	—	—	412
Real estate investments	706	—	—	2,038	2,744	14	15
Special situations	—	—	—	171	171	3	1
Private equity	—	—	—	1,590	1,590	9	9
Total	$6,946	$6,477	$3	$3,799	$17,225	100%	100%

Alabama Power
Assets:
Equity:						51%	53%
Domestic equity	$743	$319	$—	$—	$1,062
International equity	659	337	1	—	997
Fixed income:						23	22
U.S. Treasury, government, and agency bonds	—	291	—	—	291
Mortgage- and asset-backed securities	—	2	—	—	2
Corporate bonds	—	421	—	—	421
Pooled funds	—	186	—	—	186
Cash equivalents and other	97	2	—	—	99
Real estate investments	170	—	—	490	660	14	15
Special situations	—	—	—	41	41	3	1
Private equity	—	—	—	382	382	9	9
Total	$1,669	$1,558	$1	$913	$4,141	100%	100%

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Net Asset Value as a Practical Expedient		Target Allocation	Actual Allocation
At December 31, 2021:	(Level 1)	(Level 2)	(Level 3)	(NAV)	Total
	(in millions)
Georgia Power
Assets:
Equity:						51%	53%
Domestic equity	$972	$417	$—	$—	$1,389
International equity	861	441	1	—	1,303
Fixed income:						23	22
U.S. Treasury, government, and agency bonds	—	380	—	—	380
Mortgage- and asset-backed securities	—	3	—	—	3
Corporate bonds	—	551	—	—	551
Pooled funds	—	243	—	—	243
Cash equivalents and other	127	2	—	—	129
Real estate investments	222	—	—	641	863	14	15
Special situations	—	—	—	54	54	3	1
Private equity	—	—	—	500	500	9	9
Total	$2,182	$2,037	$1	$1,195	$5,415	100%	100%

Mississippi Power
Assets:
Equity:						51%	53%
Domestic equity	$142	$61	$—	$—	$203
International equity	126	64	—	—	190
Fixed income:						23	22
U.S. Treasury, government, and agency bonds	—	55	—	—	55
Corporate bonds	—	80	—	—	80
Pooled funds	—	35	—	—	35
Cash equivalents and other	18	—	—	—	18
Real estate investments	32	—	—	93	125	14	15
Special situations	—	—	—	8	8	3	1
Private equity	—	—	—	73	73	9	9
Total	$318	$295	$—	$174	$787	100%	100%

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Net Asset Value as a Practical Expedient		Target Allocation	Actual Allocation
At December 31, 2021:	(Level 1)	(Level 2)	(Level 3)	(NAV)	Total
	(in millions)
Southern Power
Assets:
Equity:						51%	53%
Domestic equity	$38	$16	$—	$—	$54
International equity	34	17	—	—	51
Fixed income:						23	22
U.S. Treasury, government, and agency bonds	—	15	—	—	15
Corporate bonds	—	22	—	—	22
Pooled funds	—	10	—	—	10
Cash equivalents and other	5	—	—	—	5
Real estate investments	9	—	—	25	34	14	15
Special situations	—	—	—	2	2	3	1
Private equity	—	—	—	20	20	9	9
Total	$86	$80	$—	$47	$213	100%	100%

Southern Company Gas
Assets:
Equity:						51%	53%
Domestic equity	$223	$96	$—	$—	$319
International equity	197	101	—	—	298
Fixed income:						23	22
U.S. Treasury, government, and agency bonds	—	87	—	—	87
Mortgage- and asset-backed securities	—	1	—	—	1
Corporate bonds	—	126	—	—	126
Pooled funds	—	56	—	—	56
Cash equivalents and other	29	—	—	—	29
Real estate investments	51	—	—	147	198	14	15
Special situations	—	—	—	12	12	3	1
Private equity	—	—	—	115	115	9	9
Total	$500	$467	$—	$274	$1,241	100%	100%

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report

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
Southern Company and Subsidiary Companies 2021 Annual Report

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
Southern Company and Subsidiary Companies 2021 Annual Report

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

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
The fair values, and actual allocations relative to the target allocations, of the applicable Registrants' other postretirement benefit plan assets at December 31, 2021 and 2020 are presented below.

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Net Asset Value as a Practical Expedient	Total	Target Allocation	Actual Allocation
At December 31, 2021:	(Level 1)	(Level 2)	(NAV)
	(in millions)
Southern Company
Assets:
Equity:					64%	66%
Domestic equity	$123	$112	$—	$235
International equity	73	99	—	172
Fixed income:					27	25
U.S. Treasury, government, and agency bonds	—	37	—	37
Corporate bonds	—	50	—	50
Pooled funds	—	90	—	90
Cash equivalents and other	14	—	—	14
Trust-owned life insurance	—	530	—	530
Real estate investments	20	—	54	74	5	6
Special situations	—	—	5	5	1	—
Private equity	—	—	42	42	3	3
Total	$230	$918	$101	$1,249	100%	100%

Alabama Power
Assets:
Equity:					71%	69%
Domestic equity	$26	$11	$—	$37
International equity	23	12	—	35
Fixed income:					21	21
U.S. Treasury, government, and agency bonds	—	10	—	10
Corporate bonds	—	18	—	18
Pooled funds	—	6	—	6
Cash equivalents and other	3	—	—	3
Trust-owned life insurance	—	341	—	341
Real estate investments	6	—	17	23	4	7
Special situations	—	—	2	2	1	—
Private equity	—	—	13	13	3	3
Total	$58	$398	$32	$488	100%	100%

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Net Asset Value as a Practical Expedient	Total	Target Allocation	Actual Allocation
At December 31, 2021:	(Level 1)	(Level 2)	(NAV)
	(in millions)
Georgia Power
Assets:
Equity:					60%	62%
Domestic equity	$65	$13	$—	$78
International equity	22	50	—	72
Fixed income:					33	30
U.S. Treasury, government, and agency bonds	—	9	—	9
Corporate bonds	—	14	—	14
Pooled funds	—	46	—	46
Cash equivalents and other	5	—	—	5
Trust-owned life insurance	—	189	—	189
Real estate investments	7	—	16	23	4	5
Special situations	—	—	1	1	1	—
Private equity	—	—	13	13	2	3
Total	$99	$321	$30	$450	100%	100%

Mississippi Power
Assets:
Equity:					43%	44%
Domestic equity	$4	$2	$—	$6
International equity	4	2	—	6
Fixed income:					36	34
U.S. Treasury, government, and agency bonds	—	5	—	5
Corporate bonds	—	2	—	2
Pooled funds	—	1	—	1
Cash equivalents and other	1	—	—	1
Real estate investments	1	—	3	4	11	13
Special situations	—	—	—	—	2	1
Private equity	—	—	2	2	8	8
Total	$10	$12	$5	$27	100%	100%

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Net Asset Value as a Practical Expedient	Total	Target Allocation	Actual Allocation
At December 31, 2021:	(Level 1)	(Level 2)	(NAV)
	(in millions)
Southern Company Gas
Assets:
Equity:					72%	73%
Domestic equity	$3	$76	$—	$79
International equity	2	24	—	26
Fixed income:					26	24
U.S. Treasury, government, and agency bonds	—	1	—	1
Corporate bonds	—	1	—	1
Pooled funds	—	30	—	30
Cash equivalents and other	2	—	—	2
Real estate investments	1	—	2	3	1	2
Private equity	—	—	1	1	1	1
Total	$8	$132	$3	$143	100%	100%

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report

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
Southern Company and Subsidiary Companies 2021 Annual Report

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
Southern Company and Subsidiary Companies 2021 Annual Report

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
Employee Savings Plan
Southern Company and its subsidiaries also sponsor 401(k) defined contribution plans covering substantially all employees and provide matching contributions up to specified percentages of an employee's eligible pay. Total matching contributions made to the plans for 2021, 2020, and 2019 were as follows:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
2021	$119	$26	$28	$5	$2	$16
2020	120	26	29	5	2	16
2019	113	25	27	4	2	15
12. STOCK COMPENSATION
Stock-based compensation primarily in the form of Southern Company performance share units (PSU) and restricted stock units (RSU) may be granted through the Equity and Incentive Compensation Plan to Southern Company system employees ranging from line management to executives.
At December 31, 2021, the number of current and former employees participating in stock-based compensation programs for the Registrants was as follows:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
Number of employees	1,728	241	271	70	45	173
The majority of PSUs and RSUs awarded contain terms where employees become immediately vested in PSUs and RSUs upon retirement. As a result, compensation expense for employees that are retirement eligible at the grant date is recognized

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
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

Year Ended December 31	2021	2020	2019
Expected volatility	30.0%	15.4%	15.6%
Expected term (in years)	3	3	3
Interest rate	0.2%	1.4%	2.4%
Weighted average grant-date fair value	$69.06	$77.65	$62.71
The Registrants recognize TSR award compensation expense on a straight-line basis over the three-year performance period without remeasurement.
The fair values of EPS awards and ROE awards are based on the closing stock price of Southern Company common stock on the date of the grant. The weighted average grant-date fair value of the ROE awards granted during 2021, 2020, and 2019 was $59.49, $68.42, and $49.38, respectively. Compensation expense for EPS and ROE awards is generally recognized ratably over the three-year performance period adjusted for expected changes in EPS and ROE performance. Total compensation cost recognized for vested EPS awards and ROE awards reflects final performance metrics.
Southern Company had 2.2 million unvested PSUs outstanding at December 31, 2020. In February 2021, the PSUs that vested for the three-year performance period ended December 31, 2020 were converted into 2.5 million shares outstanding at a share price of $60.10. During 2021, Southern Company granted 1.3 million PSUs and 1.3 million PSUs were vested or forfeited, resulting in 2.2 million unvested PSUs outstanding at December 31, 2021. In February 2022, the PSUs that vested for the three-year performance period ended December 31, 2021 were converted into 2.5 million shares outstanding at a weighted average share price of $66.57.
Total PSU compensation cost, and the related tax benefit recognized in income, for the years ended December 31, 2021, 2020, and 2019 are as follows:

	2021	2020	2019
	(in millions)
Southern Company
Compensation cost recognized in income	$112	$84	$77
Tax benefit of compensation cost recognized in income	29	22	20
Southern Company Gas
Compensation cost recognized in income	$17	$13	$14
Tax benefit of compensation cost recognized in income	4	4	4

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
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
At December 31, 2021, Southern Company's total unrecognized compensation cost related to PSUs was $32 million and is expected to be recognized over a weighted-average period of approximately 19 months. The total unrecognized compensation cost related to PSUs at December 31, 2021 was immaterial for all other Registrants.
Restricted Stock Units
The fair value of RSUs is based on the closing stock price of Southern Company common stock on the date of the grant. The weighted average grant-date fair values of RSUs granted during 2021, 2020, and 2019 were $59.56, $67.60, and $50.44, respectively. For most RSU awards, one-third of the RSUs vest each year throughout a three-year service period and compensation cost for RSUs is generally recognized over the corresponding one-, two-, or three-year vesting period. Shares of Southern Company common stock are delivered to employees at the end of each vesting period.
Southern Company had 1.2 million RSUs outstanding at December 31, 2020. During 2021, Southern Company granted 0.5 million RSUs and 0.6 million RSUs were vested or forfeited, resulting in 1.1 million unvested RSUs outstanding at December 31, 2021, including RSUs related to employee retention agreements.
For the years ended December 31, 2021, 2020, and 2019, Southern Company's total compensation cost for RSUs recognized in income was $32 million, $29 million, and $28 million, respectively. The related tax benefit also recognized in income was $8 million, $8 million, and $7 million for the years ended December 31, 2021, 2020, and 2019, respectively. Total unrecognized compensation cost related to RSUs at December 31, 2021, which is being recognized over a weighted-average period of approximately 16 months, is immaterial for Southern Company.
Total RSUs outstanding and total compensation cost and related tax benefit for the RSUs recognized in income for the years ended December 31, 2021, 2020, and 2019, as well as the total unrecognized compensation cost at December 31, 2021, were immaterial for all other Registrants. The compensation cost related to the grant of Southern Company RSUs to the employees of each Subsidiary Registrant is recognized in such Subsidiary Registrant's financial statements with a corresponding credit to equity representing a capital contribution from Southern Company.
Stock Options
In 2015, Southern Company discontinued granting stock options. As of December 31, 2017, all stock option awards were vested and compensation cost fully recognized. Stock options expire no later than 10 years after the grant date and the latest possible exercise will occur by November 2024. At December 31, 2021, the weighted average remaining contractual term for the options outstanding and exercisable was approximately 19 months.
Southern Company's activity in the stock option program for 2021 is summarized below:

	Shares Subject to Option	Weighted Average Exercise Price
	(in millions)
Outstanding at December 31, 2020	4.3	$43.04
Exercised	1.5	43.21
Outstanding and Exercisable at December 31, 2021	2.8	$42.95
Southern Company's cash receipts from issuances related to stock options exercised under the share-based payment arrangements for the years ended December 31, 2021, 2020, and 2019 were $66 million, $66 million, and $482 million, respectively.
At December 31, 2021, the aggregate intrinsic value for the options outstanding and exercisable was as follows:

	Southern Company	Georgia Power	Southern Company Gas
	(in millions)
Total intrinsic value for outstanding and exercisable options	$71	$17	$8

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
The aggregate intrinsic value for the options outstanding and exercisable was immaterial for Alabama Power, Mississippi Power, and Southern Power at December 31, 2021.
Total intrinsic value of options exercised, and the related tax benefit, for the years ended December 31, 2021, 2020, and 2019 are presented below:

Year Ended December 31	2021	2020	2019
	(in millions)
Southern Company
Intrinsic value of options exercised	$34	$38	$167
Tax benefit of options exercised	7	9	35
Alabama Power
Intrinsic value of options exercised	$3	$5	$21
Tax benefit of options exercised	1	1	4
Georgia Power
Intrinsic value of options exercised	$14	$9	$30
Tax benefit of options exercised	3	2	6
Total intrinsic value of options exercised, and the related tax benefit recognized in income, for the years ended December 31, 2021, 2020, and 2019 were immaterial for Mississippi Power, Southern Power, and Southern Company Gas.
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

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
At December 31, 2021, assets and liabilities measured at fair value on a recurring basis during the period, together with their associated level of the fair value hierarchy, were as follows:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Net Asset Value as a Practical Expedient
At December 31, 2021:	(Level 1)	(Level 2)	(Level 3)	(NAV)	Total
	(in millions)
Southern Company
Assets:
Energy-related derivatives(a)	$24	$195	$—	$—	$219
Interest rate derivatives	—	19	—	—	19
Investments in trusts:(b)(c)
Domestic equity	791	225	—	—	1,016
Foreign equity	165	188	—	—	353
U.S. Treasury and government agency securities	—	314	—	—	314
Municipal bonds	—	56	—	—	56
Pooled funds – fixed income	—	13	—	—	13
Corporate bonds	1	522	—	—	523
Mortgage and asset backed securities	—	93	—	—	93
Private equity	—	—	—	150	150
Cash and cash equivalents	2	—	—	—	2
Other	22	25	—	—	47
Cash equivalents	1,160	14	—	—	1,174
Other investments	9	35	—	—	44
Total	$2,174	$1,699	$—	$150	$4,023
Liabilities:
Energy-related derivatives(a)	$10	$36	$—	$—	$46
Interest rate derivatives	—	29	—	—	29
Foreign currency derivatives	—	79	—	—	79
Contingent consideration	—	—	14	—	14
Other	—	13	—	—	13
Total	$10	$157	$14	$—	$181

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Net Asset Value as a Practical Expedient
At December 31, 2021:	(Level 1)	(Level 2)	(Level 3)	(NAV)	Total
	(in millions)
Alabama Power
Assets:
Energy-related derivatives	$—	$55	$—	$—	$55
Nuclear decommissioning trusts:(b)
Domestic equity	468	216	—	—	684
Foreign equity	165	—	—	—	165
U.S. Treasury and government agency securities	—	21	—	—	21
Municipal bonds	—	1	—	—	1
Corporate bonds	1	271	—	—	272
Mortgage and asset backed securities	—	22	—	—	22
Private equity	—	—	—	150	150
Other	9	—	—	—	9
Cash equivalents	839	14	—	—	853
Other investments	—	35	—	—	35
Total	$1,482	$635	$—	$150	$2,267
Liabilities:
Energy-related derivatives	$—	$11	$—	$—	$11

Georgia Power
Assets:
Energy-related derivatives	$—	$75	$—	$—	$75
Nuclear decommissioning trusts:(b)(c)
Domestic equity	323	1	—	—	324
Foreign equity	—	185	—	—	185
U.S. Treasury and government agency securities	—	293	—	—	293
Municipal bonds	—	55	—	—	55
Corporate bonds	—	251	—	—	251
Mortgage and asset backed securities	—	71	—	—	71
Other	13	25	—	—	38
Total	$336	$956	$—	$—	$1,292
Liabilities:
Energy-related derivatives	$—	$8	$—	$—	$8

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Net Asset Value as a Practical Expedient
At December 31, 2021:	(Level 1)	(Level 2)	(Level 3)	(NAV)	Total
	(in millions)
Mississippi Power
Assets:
Energy-related derivatives	$—	$56	$—	$—	$56
Cash equivalents	40	—	—	—	40
Total	$40	$56	$—	$—	$96
Liabilities:
Energy-related derivatives	$—	$5	$—	$—	$5

Southern Power
Assets:
Energy-related derivatives	$—	$4	$—	$—	$4
Liabilities:
Foreign currency derivatives	$—	$16	$—	$—	$16
Contingent consideration	—	—	14	—	14
Other	—	13	—	—	13
Total	$—	$29	$14	$—	$43

Southern Company Gas
Assets:
Energy-related derivatives(a)	$24	$5	$—	$—	$29
Interest rate derivatives	—	6	—	—	6
Non-qualified deferred compensation trusts:
Domestic equity	—	8	—	—	8
Foreign equity	—	3	—	—	3
Pooled funds - fixed income	—	13	—	—	13
Cash equivalents	2	—	—	—	2
Total	$26	$35	$—	$—	$61
Liabilities:
Energy-related derivatives(a)(b)	$10	$12	$—	$—	$22
Interest rate derivatives	—	5	—	—	5
Total	$10	$17	$—	$—	$27
(a)Excludes immaterial cash collateral.
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
Southern Company and Subsidiary Companies 2021 Annual Report
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
Southern Company and Subsidiary Companies 2021 Annual Report

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
Southern Company and Subsidiary Companies 2021 Annual Report

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
Southern Company and Subsidiary Companies 2021 Annual Report
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
The fair value measurements of private equity investments held in Alabama Power's nuclear decommissioning trusts that are calculated at net asset value per share (or its equivalent) as a practical expedient totaled $150 million and $76 million at December 31, 2021 and 2020, respectively. Unfunded commitments related to the private equity investments totaled $69 million and $73 million at December 31, 2021 and 2020, respectively. Private equity investments include high-quality private equity funds across several market sectors and funds that invest in real estate assets. Private equity funds do not have redemption rights. Distributions from these funds will be received as the underlying investments in the funds are liquidated.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
At December 31, 2021 and 2020, other financial instruments for which the carrying amount did not equal fair value were as follows:

	Southern Company(*)	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas(*)
	(in billions)
At December 31, 2021:
Long-term debt, including securities due within one year:
Carrying amount	$52.1	$9.7	$13.6	$1.5	$3.7	$6.9
Fair value	57.1	10.9	15.1	1.6	4.1	7.8
At December 31, 2020:
Long-term debt, including securities due within one year:
Carrying amount	$48.3	$8.9	$12.8	$1.4	$3.7	$6.6
Fair value	56.3	10.7	15.2	1.6	4.2	8.0
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
Commodity Contracts with Level 3 Valuation Inputs
Prior to July 1, 2021, Southern Company Gas had Level 3 physical natural gas forward contracts related to Sequent. See Note 15 under "Southern Company Gas" for information regarding the sale of Sequent. The following table provides a reconciliation of Southern Company Gas' Level 3 contracts during 2021.

2021
(in millions)
Beginning balance	$28
Instruments realized or otherwise settled during period	(6)
Changes in fair value	(4)
Sale of Sequent	(18)
Ending balance	$—
Changes in fair value of Level 3 instruments represent changes in gains and losses reported on Southern Company Gas' statements of income in natural gas revenues prior to the sale of Sequent.
14. DERIVATIVES
Southern Company, the traditional electric operating companies, Southern Power, and Southern Company Gas are exposed to market risks, including commodity price risk, interest rate risk, weather risk, and occasionally foreign currency exchange rate risk. To manage the volatility attributable to these exposures, each company nets its exposures, where possible, to take advantage of natural offsets and enters into various derivative transactions for the remaining exposures pursuant to each company's policies in areas such as counterparty exposure and risk management practices. Prior to the sale of Sequent on July 1, 2021, Southern Company Gas' wholesale gas operations used various contracts in its commercial activities that generally met the definition of derivatives. For the traditional electric operating companies, Southern Power, and Southern Company Gas' other businesses, each company's policy is that derivatives are to be used primarily for hedging purposes and mandates strict adherence to all applicable risk management policies. Derivative positions are monitored using techniques including, but not limited to, market valuation, value at risk, stress testing, and sensitivity analysis. Derivative instruments are recognized at fair value in the balance sheets as either assets or liabilities and are presented on a net basis. See Note 13 for additional fair value information. In the statements of cash flows, any cash impacts of settled energy-related and interest rate derivatives are recorded as operating activities. Any cash

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
impacts of settled foreign currency derivatives are classified as operating or financing activities to correspond with the classification of the hedged interest or principal, respectively. See Note 1 under "Financial Instruments" for additional information. See Note 15 under "Southern Company Gas" for additional information regarding the sale of Sequent.
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
Southern Company Gas also enters into weather derivative contracts as economic hedges in the event of warmer-than-normal weather. Exchange-traded options are carried at fair value, with changes reflected in operating revenues. Non-exchange-traded options are accounted for using the intrinsic value method. Changes in the intrinsic value for non-exchange-traded contracts are reflected in operating revenues.
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

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
At December 31, 2021, the net volume of energy-related derivative contracts for natural gas positions, together with the longest hedge date over which the respective entity is hedging its exposure to the variability in future cash flows for forecasted transactions and the longest non-hedge date for derivatives not designated as hedges, were as follows:

	Net Purchased mmBtu	Longest Hedge Date	Longest Non-Hedge Date
	(in millions)
Southern Company(*)	311	2030	2025
Alabama Power	74	2024	—
Georgia Power	89	2024	—
Mississippi Power	75	2025	—
Southern Power	5	2030	2022
Southern Company Gas(*)	68	2024	2025
(*)Southern Company Gas' derivative instruments include both long and short natural gas positions. A long position is a contract to purchase natural gas and a short position is a contract to sell natural gas. Southern Company Gas' volume represents the net of long natural gas positions of 74 million mmBtu and short natural gas positions of 6 million mmBtu at December 31, 2021, which is also included in Southern Company's total volume. See Note 15 under "Southern Company Gas" for information regarding the sale of Sequent.
In addition to the volumes discussed above, the traditional electric operating companies and Southern Power enter into physical natural gas supply contracts that provide the option to sell back excess natural gas due to operational constraints. The maximum expected volume of natural gas subject to such a feature is 26 million mmBtu for Southern Company, which includes 6 million mmBtu for Alabama Power, 8 million mmBtu for Georgia Power, 4 million mmBtu for Mississippi Power, and 8 million mmBtu for Southern Power.
For cash flow hedges of energy-related derivatives, the estimated pre-tax gains (losses) expected to be reclassified from AOCI to earnings for the year ending December 31, 2022 are immaterial for all Registrants.
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
At December 31, 2021, the following interest rate derivatives were outstanding:

	Notional Amount	Interest Rate Received	Weighted Average Interest Rate Paid	Hedge Maturity Date	Fair Value Gain (Loss) December 31, 2021
	(in millions)				(in millions)
Fair Value Hedges of Existing Debt
Southern Company parent	$400	1.75%	1-month LIBOR + 0.68%	March 2028	$(5)
Southern Company parent	1,000	3.70%	1-month LIBOR + 2.36%	April 2030	(6)
Southern Company Gas	500	1.75%	1-month LIBOR + 0.38%	January 2031	1
Southern Company	$1,900				$(10)

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
For cash flow hedge interest rate derivatives, the estimated pre-tax gains (losses) expected to be reclassified from AOCI to interest expense for the year ending December 31, 2022 total $(21) million for Southern Company and are immaterial for all other Registrants. Deferred gains and losses related to interest rate derivatives are expected to be amortized into earnings through 2051 for Southern Company, 2051 for Alabama Power, 2044 for Georgia Power, 2028 for Mississippi Power, and 2046 for Southern Company Gas.
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
At December 31, 2021, the following foreign currency derivatives were outstanding:

	Pay Notional	Pay Rate	Receive Notional	Receive Rate	Hedge Maturity Date	Fair Value Gain (Loss) December 31, 2021
	(in millions)		(in millions)			(in millions)
Fair Value Hedges of Existing Debt
Southern Company parent	$1,476	3.39%	€1,250	1.88%	September 2027	$(63)

Cash Flow Hedges of Existing Debt
Southern Power	$677	2.95%	€600	1.00%	June 2022	$(5)
Southern Power	564	3.78%	500	1.85%	June 2026	(10)
Southern Power total	$1,241		€1,100			$(15)

Southern Company	$2,717		€2,350			$(78)
The estimated pre-tax gains (losses) related to Southern Power's foreign currency derivatives accounted for as cash flow hedges expected to be reclassified from AOCI to earnings for the year ending December 31, 2022 are $(13) million.
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

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
At December 31, 2021 and 2020, the fair value of energy-related derivatives, interest rate derivatives, and foreign currency derivatives was reflected in the balance sheets as follows:

	2021		2020
Derivative Category and Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
	(in millions)
Southern Company
Derivatives designated as hedging instruments for regulatory purposes
Energy-related derivatives:
Assets from risk management activities/Other current liabilities	$129	$30	$24	$11
Other deferred charges and assets/Other deferred credits and liabilities	72	6	18	19
Total derivatives designated as hedging instruments for regulatory purposes	$201	$36	$42	$30
Derivatives designated as hedging instruments in cash flow and fair value hedges
Energy-related derivatives:
Assets from risk management activities/Other current liabilities	$7	$5	$3	$5
Other deferred charges and assets/Other deferred credits and liabilities	1	—	—	—
Interest rate derivatives:
Assets from risk management activities/Other current liabilities	19	—	20	—
Other deferred charges and assets/Other deferred credits and liabilities	—	29	—	—
Foreign currency derivatives:
Assets from risk management activities/Other current liabilities	—	39	—	23
Other deferred charges and assets/Other deferred credits and liabilities	—	40	87	—
Total derivatives designated as hedging instruments in cash flow and fair value hedges	$27	$113	$110	$28
Derivatives not designated as hedging instruments
Energy-related derivatives:
Assets from risk management activities/Other current liabilities	$9	$4	$388	$331
Other deferred charges and assets/Other deferred credits and liabilities	1	—	270	232
Total derivatives not designated as hedging instruments	$10	$4	$658	$563
Gross amounts recognized	$238	$153	$810	$621
Gross amounts offset(a)	$(25)	$(28)	$(529)	$(557)
Net amounts recognized in the Balance Sheets(b)	$213	$125	$281	$64

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report

	2021		2020
Derivative Category and Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
	(in millions)
Alabama Power
Derivatives designated as hedging instruments for regulatory purposes
Energy-related derivatives:
Other current assets/Other current liabilities	$30	$9	$7	$2
Other deferred charges and assets/Other deferred credits and liabilities	25	2	5	5
Total derivatives designated as hedging instruments for regulatory purposes	$55	$11	$12	$7
Gross amounts offset	$(5)	$(5)	$(7)	$(7)
Net amounts recognized in the Balance Sheets	$50	$6	$5	$—

Georgia Power
Derivatives designated as hedging instruments for regulatory purposes
Energy-related derivatives:
Other current assets/Other current liabilities	$54	$6	$7	$5
Other deferred charges and assets/Other deferred credits and liabilities	21	2	8	8
Total derivatives designated as hedging instruments for regulatory purposes	$75	$8	$15	$13
Gross amounts offset	$(8)	$(8)	$(12)	$(12)
Net amounts recognized in the Balance Sheets	$67	$—	$3	$1

Mississippi Power
Derivatives designated as hedging instruments for regulatory purposes
Energy-related derivatives:
Other current assets/Other current liabilities	$30	$3	$4	$3
Other deferred charges and assets/Other deferred credits and liabilities	26	2	5	6
Total derivatives designated as hedging instruments for regulatory purposes	$56	$5	$9	$9
Gross amounts offset	$(4)	$(4)	$(7)	$(7)
Net amounts recognized in the Balance Sheets	$52	$1	$2	$2

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report

	2021		2020
Derivative Category and Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
	(in millions)
Southern Power
Derivatives designated as hedging instruments in cash flow and fair value hedges
Energy-related derivatives:
Other current assets/Other current liabilities	$2	$—	$2	$2
Other deferred charges and assets/Other deferred credits and liabilities	1	—	—	—
Foreign currency derivatives:
Other current assets/Other current liabilities	—	16	—	23
Other deferred charges and assets/Other deferred credits and liabilities	—	—	87	—
Total derivatives designated as hedging instruments in cash flow and fair value hedges	$3	$16	$89	$25
Derivatives not designated as hedging instruments
Energy-related derivatives:
Other current assets/Other current liabilities	$1	$—	$—	$1
Net amounts recognized in the Balance Sheets	$4	$16	$89	$26

Southern Company Gas
Derivatives designated as hedging instruments for regulatory purposes
Energy-related derivatives:
Assets from risk management activities/Other current liabilities	$15	$12	$6	$1
Derivatives designated as hedging instruments in cash flow and fair value hedges
Energy-related derivatives:
Assets from risk management activities/Other current liabilities	$5	$5	$1	$3
Interest rate derivatives:
Assets from risk management activities/Other current liabilities	6	—	—	—
Other deferred charges and assets/Other deferred credits and liabilities	—	6	—	—
Total derivatives designated as hedging instruments in cash flow and fair value hedges	$11	$11	$1	$3
Derivatives not designated as hedging instruments
Energy-related derivatives:
Assets from risk management activities/Other current liabilities	$8	$4	$388	$330
Other deferred charges and assets/Other deferred credits and liabilities	1	—	270	232
Total derivatives not designated as hedging instruments	$9	$4	$658	$562
Gross amounts recognized	$35	$27	$665	$566
Gross amounts offset(a)	$(8)	$(11)	$(503)	$(531)
Net amounts recognized in the Balance Sheets (b)	$27	$16	$162	$35
(a)Gross amounts offset include cash collateral held on deposit in broker margin accounts of $3 million and $28 million at December 31, 2021 and 2020, respectively.
(b)Net amounts of derivative instruments outstanding exclude immaterial premium and intrinsic value associated with weather derivatives for all periods presented.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
At December 31, 2021 and 2020, the pre-tax effects of unrealized derivative gains (losses) arising from energy-related derivative instruments designated as regulatory hedging instruments and deferred were as follows:

Regulatory Hedge Unrealized Gain (Loss) Recognized in the Balance Sheets
Derivative Category and Balance Sheet Location	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Company Gas
	(in millions)
At December 31, 2021:
Energy-related derivatives:
Other regulatory assets, current	$(17)	$(6)	$—	$—	$(11)
Other regulatory liabilities, current	107	28	48	27	4
Other regulatory liabilities, deferred	65	22	19	24	—
Total energy-related derivative gains (losses)	$155	$44	$67	$51	$(7)

At December 31, 2020:
Energy-related derivatives:
Other regulatory assets, deferred	$(2)	$—	$(1)	$(1)	$—
Other regulatory liabilities, current	12	5	2	1	4
Other regulatory liabilities, deferred	2	1	1	—	—
Total energy-related derivative gains (losses)	$12	$6	$2	$—	$4

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
For the years ended December 31, 2021, 2020, and 2019, the pre-tax effects of cash flow and fair value hedge accounting on AOCI for the applicable Registrants were as follows:

Gain (Loss) From Derivatives Recognized in OCI	2021	2020	2019
	(in millions)
Southern Company
Cash flow hedges:
Energy-related derivatives	$34	$(8)	$(13)
Interest rate derivatives	5	(26)	(57)
Foreign currency derivatives	(103)	48	(84)
Fair value hedges(*):
Foreign currency derivatives	(3)	—	—
Total	$(67)	$14	$(154)
Georgia Power
Cash flow hedges:
Interest rate derivatives	$—	$(3)	$(59)
Southern Power
Cash flow hedges:
Energy-related derivatives	$12	$(2)	$(4)
Foreign currency derivatives	(103)	48	(84)
Total	$(91)	$46	$(88)
Southern Company Gas
Cash flow hedges:
Energy-related derivatives	$22	$(6)	$(9)
Interest rate derivatives	—	(23)	2
Total	$22	$(29)	$(7)
(*)Represents amounts excluded from the assessment of effectiveness for which the difference between changes in fair value and periodic amortization is recorded in OCI.
The pre-tax effects of interest rate derivatives designated as cash flow hedging instruments on AOCI were immaterial for the other Registrants for all years presented.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
The pre-tax effects of cash flow and fair value hedge accounting on income for the years ended December 31, 2021, 2020, and 2019 were as follows:

Location and Amount of Gain (Loss) Recognized in Income on Cash Flow and Fair Value Hedging Relationships	2021	2020	2019
	(in millions)
Southern Company
Total cost of natural gas	$1,619	$972	$1,319
Gain (loss) on energy-related cash flow hedges(a)	17	(8)	(2)
Total depreciation and amortization	3,565	3,518	3,038
Gain (loss) on energy-related cash flow hedges(a)	9	(3)	(6)
Total interest expense, net of amounts capitalized	(1,837)	(1,821)	(1,736)
Gain (loss) on interest rate cash flow hedges(a)	(27)	(26)	(20)
Gain (loss) on foreign currency cash flow hedges(a)	(24)	(23)	(24)
Gain (loss) on interest rate fair value hedges(b)	(30)	27	42
Total other income (expense), net	456	336	252
Gain (loss) on foreign currency cash flow hedges(a)(c)	(104)	114	(24)
Gain (loss) on foreign currency fair value hedges	(63)	—	—
Amount excluded from effectiveness testing recognized in earnings	3	—	—
Southern Power
Total depreciation and amortization	$517	$494	$479
Gain (loss) on energy-related cash flow hedges(a)	9	(3)	(6)
Total interest expense, net of amounts capitalized	(147)	(151)	(169)
Gain (loss) on foreign currency cash flow hedges(a)	(24)	(23)	(24)
Total other income (expense), net	10	19	47
Gain (loss) on foreign currency cash flow hedges(a)(c)	(104)	114	(24)
Southern Company Gas
Total cost of natural gas	$1,619	$972	$1,319
Gain (loss) on energy-related cash flow hedges(a)	17	(8)	(2)
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
The pre-tax effects of cash flow and fair value hedge accounting on income for interest rate derivatives and energy-related derivatives were immaterial for the other Registrants for all years presented.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
At December 31, 2021 and 2020, the following amounts were recorded on the balance sheets related to cumulative basis adjustments for fair value hedges:

	Carrying Amount of the Hedged Item		Cumulative Amount of Fair Value Hedging Adjustment included in Carrying Amount of the Hedged Item
Balance Sheet Location of Hedged Items	At December 31, 2021	At December 31, 2020	At December 31, 2021	At December 31, 2020
	(in millions)		(in millions)
Southern Company
Securities due within one year	$—	$(1,509)	$—	$(10)
Long-term debt	(3,280)	—	9	—

Southern Company Gas
Long-term debt	$(493)	$—	$2	$—
The pre-tax effects of energy-related derivatives not designated as hedging instruments on the statements of income of Southern Company and Southern Company Gas for the years ended December 31, 2021, 2020, and 2019 were as follows:

		Gain (Loss)
Derivatives in Non-Designated Hedging Relationships	Statements of Income Location	2021	2020	2019
		(in millions)
Energy-related derivatives	Natural gas revenues(*)	$(117)	$134	$223
	Cost of natural gas	(27)	15	10
Total derivatives in non-designated hedging relationships		$(144)	$149	$233
(*)    Excludes the impact of weather derivatives recorded in natural gas revenues of $9 million and $3 million for 2020 and 2019, respectively, as they are accounted for based on intrinsic value rather than fair value. There was no weather derivatives impact for 2021.
The pre-tax effects of energy-related derivatives not designated as hedging instruments were immaterial for all other Registrants for all years presented.
Contingent Features
Southern Company, the traditional electric operating companies, Southern Power, and Southern Company Gas do not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain derivatives that could require collateral, but not accelerated payment, in the event of various credit rating changes of certain Southern Company subsidiaries. At December 31, 2021, the Registrants had no collateral posted with derivative counterparties to satisfy these arrangements.
For the applicable Registrants, the fair value of interest rate and energy-related derivative liabilities with contingent features and the maximum potential collateral requirements arising from the credit-risk-related contingent features, at a rating below BBB- and/or Baa3, were immaterial at December 31, 2021. The maximum potential collateral requirements arising from the credit-risk-related contingent features for the traditional electric operating companies and Southern Power include certain agreements that could require collateral in the event that one or more Southern Company power pool participants has a credit rating change to below investment grade. Following the sale of Gulf Power to NextEra Energy, Gulf Power has continued participating in the Southern Company power pool; however, on December 21, 2021, NextEra Energy provided a 180-day notice of its intention to cease such participation.
Generally, collateral may be provided by a Southern Company guaranty, letter of credit, or cash. If collateral is required, fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against fair value amounts recognized for derivatives executed with the same counterparty.
Alabama Power and Southern Power maintain accounts with certain regional transmission organizations to facilitate financial derivative transactions and they may be required to post collateral based on the value of the positions in these accounts and the associated margin requirements. At December 31, 2021, cash collateral posted in these accounts was immaterial. Southern Company Gas maintains accounts with brokers or the clearing houses of certain exchanges to facilitate financial derivative

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
transactions. Based on the value of the positions in these accounts and the associated margin requirements, Southern Company Gas may be required to deposit cash into these accounts. At December 31, 2021, cash collateral held on deposit in broker margin accounts was immaterial.
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
15. ACQUISITIONS AND DISPOSITIONS
None of the dispositions discussed herein, both individually and combined, represented a strategic shift in operations for the applicable Registrants that has, or is expected to have, a major effect on its operations and financial results; therefore, none of the assets related to the sales have been classified as discontinued operations for any of the periods presented.
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
In connection with the annual impairment analysis of a leveraged lease investment during the fourth quarter 2020, Southern Company management concluded that the estimated residual value of the generation assets should be reduced due to significant uncertainty as to whether the related natural gas generation assets would continue to operate at the end of the lease term in 2040 and recorded a $34 million ($17 million after tax) impairment charge. Also during the fourth quarter 2020, Southern Company management initiated steps to sell the investment and reclassified it as held for sale at December 31, 2020. In the fourth quarter 2020 and the second quarter 2021, additional charges of $18 million ($14 million after tax) and $7 million ($6 million after tax), respectively, were recorded to further reduce the investment to its estimated fair value, less costs to sell. On October 29, 2021, Southern Company completed the sale to the lessee for $45 million. No gain or loss was recognized on the sale; however, it did result in the recognition of approximately $16 million of additional tax benefits.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
On December 13, 2021, Southern Company completed the termination of its leasehold interest in assets associated with its two international leveraged lease projects and received cash proceeds of approximately $673 million after the accelerated exercise of the lessee's purchase options. The pre-tax gain associated with the transaction was approximately $93 million ($99 million gain after tax).
Alabama Power
In August 2020, Alabama Power completed its acquisition of the Central Alabama Generating Station, an approximately 885-MW combined cycle generation facility in Autauga County, Alabama. The total purchase price was $461 million, of which $452 million was related to net assets recorded within property, plant, and equipment on the balance sheet and the remainder primarily related to inventory, current receivables, and accounts payable. Alabama Power assumed an existing power sales agreement under which the full output of the generating facility remains committed to another third party for its remaining term of approximately three years. During the remaining term, the estimated revenues from the power sales agreement are expected to offset the associated costs of operation. See Notes 2 and 9 under "Alabama Power" and "Lessor," respectively, for additional information.
On September 23, 2021, Alabama Power entered into an agreement to acquire all of the equity interests in Calhoun Power Company, LLC, which owns and operates the Calhoun Generating Station. See Note 2 under "Alabama Power – Certificates of Convenience and Necessity" for additional information.
Southern Power
Southern Power's acquisition-related costs for the projects discussed under "Asset Acquisitions" and "Construction Projects" below were expensed as incurred and were not material for any of the years presented.
Asset Acquisitions

Project Facility	Resource	Seller	Approximate Nameplate Capacity (MW)	Location	Southern Power Ownership Percentage	COD	PPA Contract Period
Asset Acquisitions During 2021
Deuel Harvest(a)	Wind	Invenergy Renewables LLC	300	Deuel County, SD	100% of Class B	February 2021	25 years and 15 years
Asset Acquisitions During 2020
Beech Ridge II	Wind	Invenergy Renewables LLC	56	Greenbrier County, WV	100% of Class A(b)	May 2020	12 years
Asset Acquisitions During 2019
DSGP(c)	Fuel Cell	Bloom Energy	28	Delaware	100% of Class B	N/A(d)	15 years(e)
(a)On March 26, 2021, Southern Power acquired a controlling interest in the project from Invenergy Renewables LLC and, on March 30, 2021, Southern Power completed a tax equity transaction whereby it sold the Class A membership interests in the project. Southern Power consolidates the project's operating results in its financial statements and the tax equity partner and Invenergy Renewables LLC each own a noncontrolling interest.
(b)In May 2020, Southern Power purchased a controlling interest and now consolidates the project's operating results in its financial statements. The Class B member owns the noncontrolling interest.
(c)During 2019, Southern Power purchased a controlling interest and now consolidates the project's operating results in its financial statements. The Class A and Class C members each own a noncontrolling interest. Southern Power records net income attributable to noncontrolling interests for approximately 10 MWs of the facility.
(d)Southern Power's 18-MW share of the facility was repowered between June and August 2019. In December 2019, a Class C member joined the existing partnership between the Class A member and Southern Power and made an investment to repower the remaining 10 MWs.
(e)Remaining PPA contract period at the time of acquisition.
Construction Projects
During 2021, Southern Power completed construction of and placed in service the Glass Sands wind facility, 73 MWs of the Garland battery energy storage facility, and 32 MWs of the Tranquillity battery energy storage facility. At December 31, 2021, total costs of construction incurred for these projects were $383 million. Southern Power continues construction of the remainder of the Garland and Tranquillity battery energy storage facilities and expects total aggregate construction costs to be between $230 million and $270 million. The ultimate outcome of these matters cannot be determined at this time. See Note 9 under "Lessor" for additional information.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report

Project Facility	Resource	Approximate Nameplate Capacity (MW)	Location	Actual/Expected COD	PPA Contract Period
Projects Under Construction at December 31, 2021
Tranquillity Solar Storage(a)	Battery energy storage system	72	Fresno County, CA	November 2021 and first quarter 2022(b)	20 years
Garland Solar Storage(a)	Battery energy storage system	88	Kern County, CA	September 2021, December 2021, and first quarter 2022(c)	20 years
Projects Completed During 2021
Glass Sands(d)	Wind	118	Murray County, OK	November 2021	12 years
Projects Completed During 2020
Skookumchuck(e)	Wind	136	Lewis and Thurston Counties, WA	November 2020	20 years
Reading(f)	Wind	200	Osage and Lyon Counties, KS	May 2020	12 years
(a)In December 2020, Southern Power restructured its ownership of the project, while retaining the controlling interests, by contributing the Class A membership interests to an existing partnership and selling 100% of the Class B membership interests. During the third quarter 2021, Southern Power further restructured its ownership in the battery energy storage projects and completed tax equity transactions whereby it sold the Class A membership interests in the projects. Southern Power consolidates each project's operating results in its financial statements and the tax equity partner and two other partners each own a noncontrolling interest.
(b)The facility has a total capacity of 72 MWs, of which 32 MWs were placed in service in November 2021 and the remaining MWs are expected to be placed in service later in the first quarter 2022.
(c)The facility has a total capacity of 88 MWs, of which 73 MWs were placed in service during 2021 and the remaining MWs are expected to be placed in service later in the first quarter 2022.
(d)In December 2020, Southern Power purchased 100% of the membership interests of the Glass Sands facility.
(e)In 2019, Southern Power purchased 100% of the membership interests of the Skookumchuck facility pursuant to a joint development arrangement. In November 2020, Southern Power completed a tax equity transaction whereby it received $121 million, resulting in 100% ownership of the Class B membership interests. Southern Power subsequently sold a noncontrolling interest in the Class B membership interests and now retains the controlling ownership interest in the facility.
(f)In 2018, Southern Power purchased 100% of the membership interests of the Reading facility pursuant to a joint development arrangement. In June 2020, Southern Power completed a tax equity transaction whereby it received $156 million and owns 100% of the Class B membership interests.
Development Projects
Southern Power continues to evaluate and refine the deployment of the remaining wind turbine equipment purchased in 2016 and 2017 for development and construction projects. Wind projects utilizing equipment purchased in 2016 and 2017, and reaching commercial operation by the end of 2021 and 2022, are expected to qualify for 100% and 80% PTCs, respectively. The significant majority of this equipment either has been deployed to projects that have been completed, are under construction, or are probable of completion, or has been sold to third parties. Gains on wind turbine equipment contributed to various equity method investments totaled approximately $37 million in 2021. Gains on wind turbine equipment sales were immaterial in 2020 and totaled approximately $17 million in 2019.
Sales of Natural Gas and Biomass Plants
In June 2019, Southern Power completed the sale of its equity interests in Plant Nacogdoches, a 115-MW biomass facility located in Nacogdoches County, Texas, to Austin Energy, for a purchase price of approximately $461 million, including final working capital adjustments. Southern Power recorded a gain of $23 million ($88 million after tax) on the sale.
In January 2020, Southern Power completed the sale of its equity interests in Plant Mankato (including the 385-MW expansion unit completed in May 2019) to a subsidiary of Xcel Energy Inc. for a purchase price of approximately $663 million, including final working capital adjustments. The sale resulted in a gain of approximately $39 million ($23 million after tax).

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
Plant Nacogdoches and Plant Mankato represented individually significant components of Southern Power. Pre-tax income for these components for the years ended December 31, 2020 and 2019 are presented below:

	2020	2019
	(in millions)
Earnings before income taxes:
Plant Nacogdoches(a)(b)	N/A	$13
Plant Mankato(a)(c)	$2	$29
(a)Earnings before income taxes reflect the cessation of depreciation and amortization on the long-lived assets being sold upon classification as held for sale (November 2018 for Plant Mankato and April 2019 for Plant Nacogdoches).
(b)2019 amount represents the period from January 1, 2019 to June 13, 2019 (the divestiture date).
(c)2020 amount represents the period from January 1, 2020 to January 17, 2020 (the divestiture date).
Southern Company Gas
Sale of Sequent
On July 1, 2021, Southern Company Gas affiliates completed the sale of Sequent to Williams Field Services Group for a total cash purchase price of $159 million, including final working capital adjustments. The pre-tax gain associated with the transaction was approximately $121 million ($92 million after tax). As a result of the sale, changes in state apportionment rates resulted in $85 million of additional tax expense.
Prior to the sale, Southern Company Gas had existing agreements in place in which it guaranteed the payment performance of Sequent. Southern Company Gas will continue to guarantee Sequent's payment performance for a period of time as Williams Field Services Group obtains releases from these obligations. At December 31, 2021, the remaining obligations subject to the payment performance guarantee were immaterial. Changes in the price of natural gas, market conditions, and the number of open contracts may change the amount that Southern Company Gas is required to guarantee for Sequent each month.
Sale of Pivotal LNG and Atlantic Coast Pipeline
In March 2020, Southern Company Gas completed the sale of its interests in Pivotal LNG and Atlantic Coast Pipeline to Dominion Modular LNG Holdings, Inc. and Dominion Atlantic Coast Pipeline, LLC, respectively, with aggregate proceeds of $178 million, including final working capital adjustments. The loss associated with the transactions was immaterial. During 2019, based on the terms of these transactions, Southern Company Gas recorded an asset impairment charge, exclusive of the contingent payments, for Pivotal LNG of approximately $24 million ($17 million after tax) as of December 31, 2019. In connection with the sale, Southern Company Gas was entitled to two $5 million payments contingent upon Dominion Modular LNG Holdings, Inc. meeting certain milestones related to Pivotal LNG. Southern Company Gas received the first payment on April 22, 2021 and expects to receive the second payment in March 2022.
Sale of Natural Gas Storage Facility
In December 2020, Southern Company Gas completed the sale of Jefferson Island to EnLink Midstream, LLC for a total purchase price of $33 million, including estimated working capital adjustments. The gain associated with the sale totaled $22 million pre-tax ($16 million after tax). In 2019, Southern Company Gas recorded a pre-tax impairment charge of $91 million ($69 million after-tax) related to Jefferson Island.
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

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
16. SEGMENT AND RELATED INFORMATION
Southern Company
Southern Company's reportable business segments are the sale of electricity by the traditional electric operating companies, the sale of electricity in the competitive wholesale market by Southern Power, and the sale of natural gas and other complementary products and services by Southern Company Gas. Revenues from sales by Southern Power to the traditional electric operating companies were $515 million, $364 million, and $398 million in 2021, 2020, and 2019, respectively. Revenues from sales of natural gas from Southern Company Gas to the traditional electric operating companies and Southern Power were immaterial and $18 million, respectively, in 2021 (which represented sales from Sequent through June 30, 2021), immaterial and $26 million, respectively, in 2020, and $14 million and $64 million, respectively, in 2019. The "All Other" column includes the Southern Company parent entity, which does not allocate operating expenses to business segments. Also, this category includes segments below the quantitative threshold for separate disclosure. These segments include providing distributed energy and resilience solutions and deploying microgrids for commercial, industrial, governmental, and utility customers, as well as investments in telecommunications and leveraged lease projects. All other inter-segment revenues are not material.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
Financial data for business segments and products and services for the years ended December 31, 2021, 2020, and 2019 was as follows:

	Electric Utilities
	Traditional Electric Operating Companies	Southern Power	Eliminations	Total	Southern Company Gas	All Other	Eliminations	Consolidated
	(in millions)
2021
Operating revenues	$16,614	$2,216	$(530)	$18,300	$4,380	$582	$(149)	$23,113
Depreciation and amortization	2,436	517	—	2,953	536	76	—	3,565
Interest income	20	1	—	21	—	4	(3)	22
Earnings from equity method investments	1	—	—	1	50	24	1	76
Interest expense	821	147	—	968	238	631	—	1,837
Income taxes (benefit)	232	(13)	—	219	275	(227)	—	267
Segment net income (loss)(a)(b)(c)(d)(e)(f)	1,981	266	—	2,247	539	(384)	(9)	2,393
Goodwill	—	2	—	2	5,015	263	—	5,280
Assets held for sale	39	—	—	39	—	3	—	42
Total assets	89,051	13,390	(667)	101,774	23,560	2,975	(775)	127,534
2020
Operating revenues	$15,135	$1,733	$(371)	$16,497	$3,434	$596	$(152)	$20,375
Depreciation and amortization	2,447	494	—	2,941	500	77	—	3,518
Interest income	26	4	—	30	5	6	(4)	37
Earnings from equity method investments	—	—	—	—	141	12	—	153
Interest expense	825	151	—	976	231	614	—	1,821
Income taxes (benefit)	514	3	—	517	173	(297)	—	393
Segment net income (loss)(a)(b)(f)(g)(h)	2,877	238	—	3,115	590	(592)	6	3,119
Goodwill	—	2	—	2	5,015	263	—	5,280
Assets held for sale	5	—	—	5	—	55	—	60
Total assets	85,486	13,235	(680)	98,041	22,630	3,168	(904)	122,935
2019
Operating revenues	$15,569	$1,938	$(412)	$17,095	$3,792	$690	$(158)	$21,419
Depreciation and amortization	1,993	479	—	2,472	487	79	—	3,038
Interest income	38	9	—	47	3	16	(6)	60
Earnings from equity method investments	2	3	—	5	157	—	—	162
Interest expense	818	169	—	987	232	517	—	1,736
Income taxes (benefit)	764	(56)	—	708	130	960	—	1,798
Segment net income (loss)(a)(f)(i)(j)(k)	2,929	339	—	3,268	585	908	(22)	4,739
Goodwill	—	2	—	2	5,015	263	—	5,280
Assets held for sale	—	618	—	618	171	—	—	789
Total assets	81,063	14,300	(713)	94,650	21,687	3,511	(1,148)	118,700

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
(a)Attributable to Southern Company.
(b)For the traditional electric operating companies, includes pre-tax charges at Georgia Power for estimated losses associated with the construction of Plant Vogtle Units 3 and 4 of $1.7 billion ($1.3 billion after tax) in 2021 and $325 million ($242 million after tax) in 2020. See Note 2 under "Georgia Power – Nuclear Construction" for additional information.
(c)For Southern Power, includes gains on wind turbine equipment contributed to various equity method investments totaling approximately $37 million pre-tax ($28 million after tax). See Notes 7 and 15 under "Southern Power" for additional information.
(d)For Southern Company Gas, includes a pre-tax gain of $121 million ($92 million after tax) related to its sale of Sequent, as well as the resulting $85 million of additional tax expense due to changes in state apportionment rates, and pre-tax impairment charges totaling $84 million ($67 million after tax) related to its equity method investment in the PennEast Pipeline project. See Notes 7 and 15 under "Southern Company Gas" for additional information.
(e)For the "All Other" column, includes a pre-tax gain of $93 million ($99 million gain after tax) associated with the termination of two leveraged leases projects. See Note 15 under "Southern Company" for additional information.
(f)For the "All Other" column, includes pre-tax impairment charges totaling $7 million ($6 million after tax) in 2021, $206 million ($105 million after tax) in 2020, and $17 million ($13 million after tax) in 2019 related to leveraged lease investments. See Notes 9 and 15 under "Southern Company Leveraged Lease" and "Southern Company," respectively, for additional information.
(g)For Southern Power, includes a $39 million pre-tax gain ($23 million gain after tax) on the sale of Plant Mankato. See Note 15 under "Southern Power" for additional information.
(h)For Southern Company Gas, includes a $22 million pre-tax gain ($16 million gain after tax) on the sale of Jefferson Island. See Note 15 under "Southern Company Gas" for additional information.
(i)For Southern Power, includes a $23 million pre-tax gain ($88 million gain after tax) on the sale of Plant Nacogdoches. See Note 15 under "Southern Power" for additional information.
(j)For Southern Company Gas, includes pre-tax impairment charges totaling $115 million ($86 million after tax). See Note 15 under "Southern Company Gas" for additional information.
(k)For the "All Other" column, includes the pre-tax gain associated with the sale of Gulf Power of $2.6 billion ($1.4 billion after tax) and the pre-tax loss, including related impairment charges, on the sales of certain PowerSecure business units totaling $58 million ($52 million after tax). See Note 15 under "Southern Company" for additional information.
Products and Services

Electric Utilities' Revenues
Year	Retail	Wholesale	Other	Total
	(in millions)
2021	$14,852	$2,455	$993	$18,300
2020	13,643	1,945	909	16,497
2019	14,084	2,152	859	17,095

Southern Company Gas' Revenues
Year	Gas Distribution Operations	Gas Marketing Services	All Other	Total
	(in millions)
2021	$3,656	$475	$249	$4,380
2020	2,902	408	124	3,434
2019	3,001	456	335	3,792

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
Southern Company Gas
Southern Company Gas manages its business through three reportable segments - gas distribution operations, gas pipeline investments, and gas marketing services. Prior to the sale of Sequent on July 1, 2021, Southern Company Gas' reportable segments also included wholesale gas services. The non-reportable segments are combined and presented as all other. See Note 15 under "Southern Company Gas" for additional information on the disposition activities described herein.
Gas distribution operations is the largest component of Southern Company Gas' business and includes natural gas local distribution utilities that construct, manage, and maintain intrastate natural gas pipelines and gas distribution facilities in four states.
Gas pipeline investments consists of joint ventures in natural gas pipeline investments including a 50% interest in SNG and a 50% joint ownership interest in the Dalton Pipeline. These natural gas pipelines enable the provision of diverse sources of natural gas supplies to the customers of Southern Company Gas. Gas pipeline investments also includes a 20% ownership interest in the PennEast Pipeline project, which was cancelled in September 2021, and through its March 24, 2020 sale, included a 5% ownership interest in the Atlantic Coast Pipeline construction project. See Notes 5 and 7 for additional information.
Through July 1, 2021, wholesale gas services provided natural gas asset management and/or related logistics services for each of Southern Company Gas' utilities except Nicor Gas as well as for non-affiliated companies. Additionally, wholesale gas services engaged in natural gas storage and gas pipeline arbitrage and related activities.
Gas marketing services provides natural gas marketing to end-use customers primarily in Georgia and Illinois through SouthStar.
The all other column includes segments and subsidiaries that fall below the quantitative threshold for separate disclosure, including storage and fuels operations. The all other column included Jefferson Island through its sale on December 1, 2020, Pivotal LNG through its sale on March 24, 2020, and the investment in Triton through its sale on May 29, 2019.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS (continued)
Southern Company and Subsidiary Companies 2021 Annual Report
Financial data for business segments for the years ended December 31, 2021, 2020, and 2019 was as follows:

	Gas Distribution Operations	Gas Pipeline Investments	Wholesale Gas Services(a)	Gas Marketing Services	Total	All Other	Eliminations	Consolidated
	(in millions)
2021
Operating revenues	$3,679	$32	$188	$475	$4,374	$38	$(32)	$4,380
Depreciation and amortization	482	5	—	18	505	31	—	536
Operating income (loss)	708	21	241	125	1,095	(40)	—	1,055
Earnings from equity method investments	—	50	—	—	50	—	—	50
Interest expense	207	25	2	3	237	1	—	238
Income taxes (benefit)	120	27	32	34	213	62	—	275
Segment net income (loss)(b)(c)(d)	412	19	107	88	626	(87)	—	539
Total assets	20,917	1,467	31	1,556	23,971	12,114	(12,525)	23,560
2020
Operating revenues	$2,952	$32	$74	$408	$3,466	$36	$(68)	$3,434
Depreciation and amortization	442	5	1	22	470	30	—	500
Operating income (loss)	655	20	20	119	814	(7)	5	812
Earnings from equity method investments	—	141	—	—	141	—	—	141
Interest expense	192	29	4	3	228	3	—	231
Income taxes (benefit)	114	33	3	28	178	(5)	—	173
Segment net income (loss)(e)	390	99	14	89	592	(2)	—	590
Total assets	19,090	1,597	850	1,503	23,040	11,336	(11,746)	22,630
2019
Operating revenues	$3,028	$32	$294	$456	$3,810	$44	$(62)	$3,792
Depreciation and amortization	422	5	1	26	454	33	—	487
Operating income (loss)	573	20	219	112	924	(154)	—	770
Earnings from equity method investments	—	162	—	—	162	(5)	—	157
Interest expense	187	30	5	3	225	7	—	232
Income taxes (benefit)	63	58	52	27	200	(70)	—	130
Segment net income (loss)(f)	337	94	163	83	677	(92)	—	585
Total assets	18,204	1,678	850	1,496	22,228	10,759	(11,300)	21,687
(a)The revenues for wholesale gas services are netted with costs associated with its energy and risk management activities. A reconciliation of operating revenues and intercompany revenues is shown in the following table.

	Third Party Gross Revenues	Intercompany Revenues	Total Gross Revenues	Less Gross Gas Costs	Operating Revenues
	(in millions)
2021	$3,881	$90	$3,971	$3,783	$188
2020	4,544	115	4,659	4,585	74
2019	5,703	275	5,978	5,684	294
(b)For gas pipeline investments, includes pre-tax impairment charges totaling $84 million ($67 million after tax) related to the equity method investment in the PennEast Pipeline project. See Note 7 under "Southern Company Gas" for additional information.
(c)For wholesale gas services, includes a pre-tax gain of $121 million ($92 million after tax) related to the sale of Sequent.
(d)For the "All Other" column, includes $85 million of additional tax expense due to changes in state apportionment rates as a result of the sale of Sequent.
(e)For the "All Other" column includes a $22 million pre-tax gain ($16 million gain after tax) on the sale of Jefferson Island.
(f)For the "All Other" column, includes pre-tax impairment charges totaling $115 million ($86 million after tax). See Note 15 under "Southern Company Gas" for additional information.

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
There have been no changes in Southern Company's, Alabama Power's, Georgia Power's, Mississippi Power's, Southern Power's, or Southern Company Gas' internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fourth quarter 2021 that have materially affected or are reasonably likely to materially affect Southern Company's, Alabama Power's, Georgia Power's, Mississippi Power's, Southern Power's, or Southern Company Gas' internal control over financial reporting.
Item 9B.OTHER INFORMATION
None.
Item 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

    Table of Contents                                Index to Financial Statements
MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Southern Company and Subsidiary Companies 2021 Annual Report
The management of Southern Company is responsible for establishing and maintaining an adequate system of internal control over financial reporting as required by the Sarbanes-Oxley Act of 2002 and as defined in Exchange Act Rule 13a-15(f). A control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met.
Under management's supervision, an evaluation of the design and effectiveness of Southern Company's internal control over financial reporting was conducted based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Southern Company's internal control over financial reporting was effective as of December 31, 2021.
Deloitte & Touche LLP, as auditors of Southern Company's financial statements, has issued an attestation report on the effectiveness of Southern Company's internal control over financial reporting as of December 31, 2021, which is included herein.

/s/ Thomas A. Fanning
Thomas A. Fanning
Chairman, President, and Chief Executive Officer

/s/ Daniel S. Tucker
Daniel S. Tucker
Executive Vice President and Chief Financial Officer
February 16, 2022

    Table of Contents                                Index to Financial Statements
MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Alabama Power Company 2021 Annual Report
The management of Alabama Power is responsible for establishing and maintaining an adequate system of internal control over financial reporting as required by the Sarbanes-Oxley Act of 2002 and as defined in Exchange Act Rule 13a-15(f). A control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met.
Under management's supervision, an evaluation of the design and effectiveness of Alabama Power's internal control over financial reporting was conducted based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Alabama Power's internal control over financial reporting was effective as of December 31, 2021.

/s/ Mark A. Crosswhite
Mark A. Crosswhite
Chairman, President, and Chief Executive Officer

/s/ Philip C. Raymond
Philip C. Raymond
Executive Vice President, Chief Financial Officer, and Treasurer
February 16, 2022

    Table of Contents                                Index to Financial Statements
MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Georgia Power Company 2021 Annual Report
The management of Georgia Power is responsible for establishing and maintaining an adequate system of internal control over financial reporting as required by the Sarbanes-Oxley Act of 2002 and as defined in Exchange Act Rule 13a-15(f). A control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met.
Under management's supervision, an evaluation of the design and effectiveness of Georgia Power's internal control over financial reporting was conducted based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Georgia Power's internal control over financial reporting was effective as of December 31, 2021.

/s/ Christopher C. Womack
Christopher C. Womack
Chairman, President, and Chief Executive Officer

/s/ Aaron P. Abramovitz
Aaron P. Abramovitz
Executive Vice President, Chief Financial Officer, and Treasurer
February 16, 2022

    Table of Contents                                Index to Financial Statements
MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Mississippi Power Company 2021 Annual Report
The management of Mississippi Power is responsible for establishing and maintaining an adequate system of internal control over financial reporting as required by the Sarbanes-Oxley Act of 2002 and as defined in Exchange Act Rule 13a-15(f). A control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met.
Under management's supervision, an evaluation of the design and effectiveness of Mississippi Power's internal control over financial reporting was conducted based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Mississippi Power's internal control over financial reporting was effective as of December 31, 2021.

/s/ Anthony L. Wilson
Anthony L. Wilson
Chairman, President, and Chief Executive Officer

/s/ Moses H. Feagin
Moses H. Feagin
Senior Vice President, Chief Financial Officer, and Treasurer
February 16, 2022

    Table of Contents                                Index to Financial Statements
MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Southern Power Company and Subsidiary Companies 2021 Annual Report
The management of Southern Power is responsible for establishing and maintaining an adequate system of internal control over financial reporting as required by the Sarbanes-Oxley Act of 2002 and as defined in Exchange Act Rule 13a-15(f). A control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met.
Under management's supervision, an evaluation of the design and effectiveness of Southern Power's internal control over financial reporting was conducted based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Southern Power's internal control over financial reporting was effective as of December 31, 2021.

/s/ Christopher Cummiskey
Christopher Cummiskey
Chairman and Chief Executive Officer

/s/ Elliott L. Spencer
Elliott L. Spencer
Senior Vice President, Chief Financial Officer, and Treasurer
February 16, 2022

    Table of Contents                                Index to Financial Statements
MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Southern Company Gas and Subsidiary Companies 2021 Annual Report
The management of Southern Company Gas is responsible for establishing and maintaining an adequate system of internal control over financial reporting as required by the Sarbanes-Oxley Act of 2002 and as defined in Exchange Act Rule 13a-15(f). A control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met.
Under management's supervision, an evaluation of the design and effectiveness of Southern Company Gas' internal control over financial reporting was conducted based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Southern Company Gas' internal control over financial reporting was effective as of December 31, 2021.

/s/ Kimberly S. Greene
Kimberly S. Greene
Chairman, President, and Chief Executive Officer

/s/ David P. Poroch
David P. Poroch
Executive Vice President, Chief Financial Officer, and Treasurer
February 16, 2022

    Table of Contents                                Index to Financial Statements
PART III
Items 10 (other than the information under "Code of Ethics" below), 11, 12, 13, and 14 for Southern Company are incorporated by reference to Southern Company's Definitive Proxy Statement relating to the 2022 Annual Meeting of Stockholders. Specifically, reference is made to "Corporate Governance at Southern Company" and "Biographical Information about our Nominees for Director," as well as "Delinquent Section 16(a) Reports," if required, for Item 10, "Compensation Discussion and Analysis," "Executive Compensation Tables," and "Director Compensation" for Item 11, "Stock Ownership Information," "Executive Compensation Tables," and "Equity Compensation Plan Information" for Item 12, "Biographical Information about our Nominees for Director" and "Corporate Governance at Southern Company" for Item 13, and "Principal Independent Registered Public Accounting Firm Fees" for Item 14.
Items 10 (other than the information under "Code of Ethics" below), 11, 12, 13, and 14 for Alabama Power are incorporated by reference to Alabama Power's Definitive Proxy Statement relating to its 2022 Annual Meeting of Shareholders. Specifically, reference is made to "Nominees for Election as Directors," "Corporate Governance," and "Delinquent Section 16(a) Reports," if required, for Item 10, "Executive Compensation," "Compensation Committee Interlocks and Insider Participation," "Director Compensation," "Director Deferred Compensation Plan," and "Director Compensation Table" for Item 11, "Stock Ownership Table" and "Executive Compensation" for Item 12, "Certain Relationships and Related Transactions" and "Governance Policies and Processes and Director Independence" for Item 13, and "Principal Independent Registered Public Accounting Firm Fees" for Item 14.
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

III-1

    Table of Contents                                Index to Financial Statements
Item 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES
The following represents fees billed to Georgia Power, Mississippi Power, Southern Power, and Southern Company Gas in 2021 and 2020 by Deloitte & Touche LLP, each company's principal public accountant:

	2021	2020
	(in thousands)
Georgia Power
Audit Fees (1)	$3,388	$3,015
Audit-Related Fees (2)	57	182
Tax Fees	—	—
All Other Fees (3)	73	7
Total	$3,518	$3,204
Mississippi Power
Audit Fees (1)	$1,424	$1,495
Audit-Related Fees (2)	83	23
Tax Fees	—	—
All Other Fees (3)	10	—
Total	$1,517	$1,518
Southern Power
Audit Fees (1)	$1,734	$1,849
Audit-Related Fees(4)	1,692	2,317
Tax Fees	—	—
All Other Fees (3)	19	5
Total	$3,445	$4,171
Southern Company Gas
Audit Fees (1)(5)	$4,173	$4,276
Audit-Related Fees (6)	673	300
Tax Fees	—	—
All Other Fees (3)	33	3
Total	$4,879	$4,579
(1)Includes services performed in connection with financing transactions.
(2)Represents fees for non-statutory audit services and audit services associated with reviewing internal controls for a system implementation.
(3)Represents registration fees for attendance at Deloitte & Touche LLP-sponsored education seminars in 2021 and 2020 and other advisory services in 2021.
(4)Represents fees in connection with audits of Southern Power partnerships in 2021 and 2020, audit services associated with green bond expenditures in 2021, and audit services associated with reviewing internal controls for a system implementation in 2020.
(5)Includes fees in connection with statutory audits of several Southern Company Gas subsidiaries.
(6)Represents fees for non-statutory audit services and audit services associated with reviewing internal controls for a system implementation in 2021 and 2020 and audit services associated with a forecast review in 2021.
The Southern Company Audit Committee (on behalf of Southern Company and its subsidiaries) has a Policy of Engagement of the Independent Auditor for Audit and Non-Audit Services that includes pre-approval requirements for the audit and non-audit services provided by Deloitte & Touche LLP. All of the services provided by Deloitte & Touche LLP in fiscal years 2021 and 2020 and related fees were approved in advance by the Southern Company Audit Committee.
III-2

    Table of Contents                                Index to Financial Statements
PART IV
Item 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)The following documents are filed as a part of this report on Form 10-K:
(1)Financial Statements and Financial Statement Schedules:
Management's Reports on Internal Control Over Financial Reporting for Southern Company and Subsidiary Companies, Alabama Power, Georgia Power, Mississippi Power, Southern Power and Subsidiary Companies, and Southern Company Gas and Subsidiary Companies are listed under Item 9A herein.
Reports of Independent Registered Public Accounting Firm (Deloitte & Touche LLP, PCAOB ID: 34) on the financial statements for Southern Company and Subsidiary Companies, Alabama Power Company, Georgia Power Company, Mississippi Power Company, Southern Power Company and Subsidiary Companies, and Southern Company Gas and Subsidiary Companies are listed under Item 8 herein. Also included in Item 8 herein is the Report of Independent Registered Public Accounting Firm (BDO USA, LLP; Houston, Texas; PCAOB ID: 243) on the financial statements of Southern Natural Gas Company, L.L.C., Southern Company Gas' investment which is accounted for by the use of the equity method.
The financial statements filed as a part of this report for Southern Company and Subsidiary Companies, Alabama Power, Georgia Power, Mississippi Power, Southern Power and Subsidiary Companies, and Southern Company Gas and Subsidiary Companies are listed under Item 8 herein.
Reports of Independent Registered Public Accounting Firm (Deloitte & Touche LLP, PCAOB ID 34) on the financial statement schedules for Southern Company and Subsidiary Companies, Alabama Power Company, Georgia Power Company, Mississippi Power Company, Southern Power Company and Subsidiary Companies, and Southern Company Gas and Subsidiary Companies are included on pages IV-2 through IV-7.
The financial statement schedules (Schedule II, Valuation and Qualifying Accounts and Reserves) for Southern Company and Subsidiary Companies, Alabama Power, Georgia Power, Mississippi Power, Southern Power and Subsidiary Companies, and Southern Company Gas and Subsidiary Companies are included on pages page IV-8 and IV-9. Columns in Schedule II may be omitted if the information is not applicable or not required. All other schedules are omitted as not applicable or not required.
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

    Table of Contents                                Index to Financial Statements
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of The Southern Company and Subsidiary Companies
Opinion on the Financial Statement Schedule
We have audited the consolidated financial statements of The Southern Company and subsidiary companies (Southern Company) as of December 31, 2021 and 2020, and for each of the three years in the period ended December 31, 2021, and Southern Company's internal control over financial reporting as of December 31, 2021, and have issued our report thereon dated February 16, 2022; such report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of Southern Company listed in Item 15. This financial statement schedule is the responsibility of Southern Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ Deloitte & Touche LLP
Atlanta, Georgia
February 16, 2022

    Table of Contents                                Index to Financial Statements
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Alabama Power Company
Opinion on the Financial Statement Schedule
We have audited the financial statements of Alabama Power Company (Alabama Power) (a wholly-owned subsidiary of The Southern Company) as of December 31, 2021 and 2020, and for each of the three years in the period ended December 31, 2021, and have issued our report thereon dated February 16, 2022; such report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of Alabama Power listed in Item 15. This financial statement schedule is the responsibility of Alabama Power's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ Deloitte & Touche LLP
Birmingham, Alabama
February 16, 2022

    Table of Contents                                Index to Financial Statements
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholder and the Board of Directors of Georgia Power Company
Opinion on the Financial Statement Schedule
We have audited the financial statements of Georgia Power Company (Georgia Power) (a wholly-owned subsidiary of The Southern Company) as of December 31, 2021 and 2020, and for each of the three years in the period ended December 31, 2021, and have issued our report thereon dated February 16, 2022; such report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of Georgia Power listed in Item 15. This financial statement schedule is the responsibility of Georgia Power's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ Deloitte & Touche LLP
Atlanta, Georgia
February 16, 2022

    Table of Contents                                Index to Financial Statements
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Mississippi Power Company
Opinion on the Financial Statement Schedule
We have audited the financial statements of Mississippi Power Company (Mississippi Power) (a wholly-owned subsidiary of The Southern Company) as of December 31, 2021 and 2020, and for each of the three years in the period ended December 31, 2021, and have issued our report thereon dated February 16, 2022; such report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of Mississippi Power listed in Item 15. This financial statement schedule is the responsibility of Mississippi Power's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ Deloitte & Touche LLP
Atlanta, Georgia
February 16, 2022

    Table of Contents                                Index to Financial Statements
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholder and the Board of Directors of Southern Power Company and Subsidiary Companies
Opinion on the Financial Statement Schedule
We have audited the consolidated financial statements of Southern Power Company and subsidiary companies (Southern Power) (a wholly-owned subsidiary of The Southern Company) as of December 31, 2021 and 2020, and for each of the three years in the period ended December 31, 2021, and have issued our report thereon dated February 16, 2022; such report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of Southern Power listed in Item 15. This financial statement schedule is the responsibility of Southern Power's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ Deloitte & Touche LLP
Atlanta, Georgia
February 16, 2022

    Table of Contents                                Index to Financial Statements
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholder and the Board of Directors of Southern Company Gas and Subsidiary Companies
Opinion on the Financial Statement Schedule
We have audited the consolidated financial statements of Southern Company Gas and subsidiary companies (Southern Company Gas) (a wholly-owned subsidiary of The Southern Company) as of December 31, 2021 and 2020, and for each of the three years in the period ended December 31, 2021, and have issued our report thereon dated February 16, 2022; such report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of Southern Company Gas listed in Item 15. This financial statement schedule is the responsibility of Southern Company Gas' management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ Deloitte & Touche LLP
Atlanta, Georgia
February 16, 2022

    Table of Contents                                Index to Financial Statements
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020, AND 2019

		Additions
Description	Balance at Beginning of Period	Charged to Income	Charged to Other Accounts	Deductions(a)	Balance at End of Period
	(in millions)
Provision for uncollectible accounts:

Southern Company(b)
2021	$118	$51	$(23)	$68	$78
2020	49	78	27	36	118
2019	50	68	—	69	49

Alabama Power
2021	$43	$(7)	$—	$22	$14
2020	22	25	—	4	43
2019	10	24	—	12	22

Georgia Power(b)
2021	$26	$16	$(23)	$17	$2
2020	2	14	23	13	26
2019	2	13	—	13	2

Mississippi Power
2021	$1	$1	$—	$1	$1
2020	1	1	—	1	1
2019	1	2	—	2	1

Southern Power
2021	$—	$5	$—	$—	$5
2020	—	—	—	—	—
2019	—	—	—	—	—

Southern Company Gas
2021	$40	$26	$—	$27	$39
2020	18	35	4	17	40
2019	30	29	—	41	18
(a)Deductions represent write-offs of accounts considered to be uncollectible, less recoveries of amounts previously written off.
(b)During 2020, Georgia Power recorded $23 million of expected bad debt related to the COVID-19 pandemic to a regulatory asset in accordance with orders from the Georgia PSC. During 2021, based on a review of bad debt amounts under a Georgia PSC-approved methodology, Georgia Power reversed substantially all of the amount recorded in 2020. See Note 2 to the financial statements under "Georgia Power – Deferral of Incremental COVID-19 Costs" in Item 8 herein for additional information.

    Table of Contents                                Index to Financial Statements
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020, AND 2019

		Additions
Description	Balance at Beginning of Period	Charged to Income	Charged to Other Accounts	Deductions	Balance at End of Period
	(in millions)
Tax valuation allowance (net state):

Southern Company(a)(b)(c)
2021	$112	$57	$—	$—	$169
2020	113	—	—	1	112
2019	100	13	—	—	113

Georgia Power(a)
2021	$28	$30	$—	$—	$58
2020	28	—	—	—	28
2019	33	(5)	—	—	28

Mississippi Power(b)
2021	$32	$—	$—	$—	$32
2020	32	—	—	—	32
2019	32	—	—	—	32

Southern Power
2021	$27	$(6)	$—	$—	$21
2020	29	(1)	—	1	27
2019	22	7	—	—	29

Southern Company Gas(c)
2021	$4	$3	$—	$—	$7
2020	4	—	—	—	4
2019	12	(8)	—	—	4
(a)In 2018, Georgia Power established a valuation allowance for certain Georgia state tax credits expected to expire prior to being fully utilized, which has been adjusted in subsequent years as a result of changes in projected state taxable income.
(b)Associated with a State of Mississippi net operating loss carryforward expected to expire prior to being fully utilized.
(c)In 2019, Southern Company Gas reversed a $13 million valuation allowance for a federal deferred tax asset in connection with the sale of Triton. Additionally, in 2019, a $5 million valuation allowance was established for a state net operating loss carryforward expected to expire prior to being fully utilized. See Note 15 to the financial statements under "Southern Company Gas" in Item 8 herein for additional information.
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

	Southern Power
	(e)	1	—
Membership Interest Purchase Agreement, dated as of April 17, 2019, by and between Southern Power and The City of Austin d/b/a Austin Energy. (Designated in Form 8-K dated June 13, 2019, File No. 001-37803, as Exhibit 2.1.)

	(e)	2	—	Letter Agreement, dated as of May 24, 2019, by and between Southern Power and The City of Austin d/b/a Austin Energy. (Designated in Form 8-K dated June 13, 2019, File No. 001-37803, as Exhibit 2.2.)

(3)	Articles of Incorporation and By-Laws
	Southern Company
	(a)	1	—	Restated Certificate of Incorporation of Southern Company, dated February 12, 2019. (Designated in Form 10-K for the year ended December 31, 2018, File No. 1-3526, as Exhibit 3(a)1.)
	(a)	2	—	Amended and Restated By-laws of Southern Company effective December 9, 2019, and as presently in effect. (Designated in Form 8-K dated December 9, 2019, File No. 1-3526, as Exhibit 3.1.)

	Alabama Power
	(b)	1	—
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

    Table of Contents                                Index to Financial Statements

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
Senior Note Indenture dated as of January 1, 2007, between Southern Company and Computershare Trust Company, N.A., as successor Trustee, and certain indentures supplemental thereto through November 10, 2021. (Designated in Form 8-K dated January 11, 2007, File No. 1-3526, as Exhibit 4.1, in Form 8-K dated August 21, 2013, File No. 1-3526, as Exhibit 4.2, in Form 8-K dated May 19, 2016, File No. 1-3526, as Exhibit 4.2(a), in Form 8-K dated May 19, 2016, File No. 1-3526, as Exhibit 4.2(d), in Form 8-K dated May 19, 2016, File No. 1-3526, as Exhibit 4.2(e), in Form 8-K dated May 19, 2016, File No. 1-3526, as Exhibit 4.2(f), in Form 8-K dated May 19, 2016, File No. 1-3526, as Exhibit 4.2(g), in Form 8-K dated April 1, 2020, File No. 1-3526, as Exhibit 4.2, in Form 8-K dated February 23, 2021, File No. 1-3526, as Exhibit 4.4(a), in Form 8-K dated February 23, 2021, File No. 1-3526, as Exhibit 4.4(b), and in Form 8-K dated November 5, 2021, File No. 1-3526, as Exhibit 4.4.)

    Table of Contents                                Index to Financial Statements

	(a)	2	—
Subordinated Note Indenture dated as of October 1, 2015, between The Southern Company and Computershare Trust Company, N.A., as successor Trustee, and certain indentures supplemental thereto through September 16, 2021. (Designated in Form 8-K dated October 1, 2015, File No. 1-3526, as Exhibit 4.3, in Form 8-K dated December 5, 2016, File No. 1-3526, as Exhibit 4.4, in Form 10-Q for the quarter ended June 30, 2017, File No. 1-3526 as Exhibit 4(a)1, in Form 8-K dated November 17, 2017, File No. 1-3526, as Exhibit 4.4, in Form 8-K dated August 13, 2019, File No. 1-3526, as Exhibit 4.4(a), in Form 8-K dated August 13, 2019, File No. 1-3526, as Exhibit 4.4(b), in Form 8-K dated January 6, 2020, File No. 1-3526 as Exhibit 4.4, in Form 8-K dated September 15, 2020, File No. 1-3526, as Exhibit 4.4(a), in Form 8-K dated September 15, 2020, File No. 1-3526, as Exhibit 4.4(b), in Form 8-K dated May 3, 2021, File No. 1-3526, as Exhibit 4.4, and in Form 8-K dated September 13, 2021, File No. 1-3526, as Exhibit 4.4.)

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
Senior Note Indenture dated as of December 1, 1997, between Alabama Power and Regions Bank, as Successor Trustee, and certain indentures supplemental thereto through November 18, 2021. (Designated in Form 8-K dated December 4, 1997, File No. 1-3164, as Exhibit 4.1, in Form 8-K dated December 6, 2002, File No. 1-3164, as Exhibit 4.2, in Form 8-K dated February 11, 2003, File No. 1-3164, as Exhibit 4.2(a), in Form 8-K dated March 12, 2003, File No. 1-3164, as Exhibit 4.2, in Form 8-K dated May 8, 2008, File No. 1-3164, as Exhibit 4.2, in Form 8-K dated February 26, 2009, File No. 1-3164 as Exhibit 4.2, in Form 8-K dated March 3, 2011, File No. 1-3164, as Exhibit 4.2, in Form 8-K dated May 18, 2011, File No. 1-3164, as Exhibit 4.2(b), in Form 8-K dated January 10, 2012, File No. 1-3164, as Exhibit 4.2, in Form 8-K dated November 27, 2012, File No. 1-3164, as Exhibit 4.2, in Form 8-K dated December 3, 2013, File No. 1-3164, as Exhibit 4.2, in Form 8-K dated August 20, 2014, File No. 1-3164, as Exhibit 4.6, in Form 8-K dated March 5, 2015, File No. 1-3164, as Exhibit 4.6, in Form 8-K dated April 9, 2015, File No. 1-3164, as Exhibit 4.6(b), in Form 8-K dated January 8, 2016, File No. 1-3164, as Exhibit 4.6, in Form 8-K dated February 27, 2017, File No. 1-3164, as Exhibit 4.6, in Form 8-K dated November 2, 2017, File No. 1-3164, as Exhibit 4.6, in Form 8-K dated June 21, 2018, File No. 1-3164, as Exhibit 4.6, in Form 8-K dated September 12, 2019, File No. 1-3164, as Exhibit 4.6, in Form 8-K dated August 24, 2020, File No. 1-3164, as Exhibit 4.6, in Form 8-K dated June 7, 2021, File No. 1-3164, as Exhibit 4.6, and in Form 8-K dated November 15, 2021, File No. 1-3164, as Exhibit 4.6.)

	(b)	3	—
Description of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended. (Designated in Form 10-K for the year ended December 31, 2019, File No. 1-3164, as Exhibit 4(b)5.)

Georgia Power
	(c)	1	—
Senior Note Indenture dated as of January 1, 1998, between Georgia Power and Computershare Trust Company, N.A., as Successor Trustee, and certain indentures supplemental thereto through February 26, 2021. (Designated in Form 8-K dated January 21, 1998, File No. 1-6468, as Exhibits 4.1, in Form 8-K dated April 10, 2003, File No. 1-6468, as Exhibit 4.1, in Form 8-K dated March 6, 2007, File No. 1-6468, as Exhibit 4.2, in Form 8-K dated February 4, 2009, File No. 1-6468, as Exhibit 4.2, in Form 8-K dated May 24, 2010, File No. 1-6468, as Exhibit 4.2, in Form 8-K dated August 26, 2010, File No. 1-6468, as Exhibit 4.2, in Form 8-K dated February 29, 2012, File No. 1-6468, as Exhibit 4.2, in Form 8-K dated March 12, 2013, File No. 1-6468, as Exhibit 4.2(a), in Form 8-K dated March 2, 2016, File No. 1-6468, as Exhibit 4.2(a), in Form 8-K dated March 2, 2016, File No. 1-6468, as Exhibit 4.2(b), in Form 8-K dated February 28, 2017, File No. 1-6468, as Exhibit 4.2(b), in Form 8-K dated September 4, 2019, File No. 1-6468, as Exhibit 4.2(a), in Form 8-K dated September 4, 2019, File No. 1-6468, as Exhibit 4.2(b), in Form 8-K dated January 8, 2020, File No. 1-6468, as Exhibit 4.2(b), in Form 8-K dated January 8, 2020, File No. 1-6468, as Exhibit 4.2(c), and in Form 8-K dated February 22, 2021, File No. 1-6468, as Exhibit 4.2.)

    Table of Contents                                Index to Financial Statements

(c)	2	—
Subordinated Note Indenture, dated as of September 1, 2017, between Georgia Power and Computershare Trust Company, N.A., as Successor Trustee, and First Supplemental Indenture thereto dated as of September 21, 2017. (Designated in Form 8-K dated September 18, 2017, File No. 1-6468, as Exhibit 4.3, and in Form 8-K dated September 18, 2017, File No. 1-6468, as Exhibit 4.4.)

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
Senior Note Indenture dated as of May 1, 1998, between Mississippi Power and Computershare Trust Company, N.A., as Successor Trustee, and certain indentures supplemental thereto through June 29, 2021. (Designated in Form 8-K dated May 14, 1998, File No. 001-11229, as Exhibit 4.1, in Form 8-K dated October 11, 2011, File No. 001-11229, as Exhibit 4.2(b), in Form 8-K dated March 5, 2012, File No. 001-11229, as Exhibit 4.2(b), in Form 8-K dated March 22, 2018, File No. 001-11229, as Exhibit 4.2(b), in Form 8-K dated June 24, 2021, File No. 001-11229, as Exhibit 4.2(a), and in Form 8-K dated June 24, 2021, File No. 001-11229, as Exhibit 4.2(b).)

Southern Power
(e)	1	—
Senior Note Indenture dated as of June 1, 2002, between Southern Power Company and Computershare Trust Company, N.A., as Successor Trustee, and certain indentures supplemental thereto through January 8, 2021. (Designated in Registration No. 333-98553 as Exhibit 4.1, in Form 8-K dated September 14, 2011, File No. 333-98553, as Exhibit 4.4, in Form 8-K dated July 10, 2013, File No. 333-98553, as Exhibit 4.4, in Form 8-K dated November 12, 2015, File No. 333-98553, as Exhibit 4.4(a), in Form 8-K dated June 13, 2016, File No. 001-37803, as Exhibit 4.4(a), in Form 10-Q for the quarter ended September 30, 2016, File No. 001-37803, as Exhibit 4(f)1, in Form 10-Q for the quarter ended September 30, 2016, File No. 001-37803, as Exhibit 4(f)2, in Form 8-K dated November 10, 2016, File No. 001-37803, as Exhibit 4.4(b), in Form 8-K dated November 10, 2016, File No. 001-37803, as Exhibit 4.4(c), in Form 10-K for the year ended December 31, 2017, File No 001-37803, as Exhibit 4(f)2, and in Form 8-K dated January 5, 2021, File No. 001-37803, as Exhibit 4.4.)

(e)	2	—
Description of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended. (Designated in Form 10-K for the year ended December 31, 2019, File No. 001-37803, as Exhibit 4(e)2.)

    Table of Contents                                Index to Financial Statements

Southern Company Gas
(f)	1	—
Indenture dated February 20, 2001 between AGL Capital Corporation, AGL Resources Inc., and Computershare Trust Company, N.A., as Successor Trustee and First Supplemental Indenture thereto dated as of September 9, 2021. (Designated in Form S-3, File No. 333-69500, as Exhibit 4.2, and in Form 8-K dated September 7, 2021, File No. 1-14174, as Exhibit 4.2.)

(f)	2	—
Southern Company Gas Capital Corporation's 6.00% Senior Notes due 2034, 5.875% Senior Notes due 2041, Form of Series B Senior Notes due 2018, 4.40% Senior Notes due 2043, 3.875% Senior Notes due 2025, 3.250% Senior Notes due 2026, Form of 2.450% Senior Note due October 1, 2023, Form of 3.950% Senior Note due October 1, 2046, Form of Series 2017A 4.400% Senior Note due May 30, 2047, Form of 2020A 1.750% Senior Note due January 15, 2031, and Form of Series 2021A 3.15% Senior Note due September 30, 2051. (Designated in Form 8-K dated September 22, 2004, File No. 1-14174, as Exhibit 4.1, in Form 8-K dated March 16, 2011, File No. 1-14174, as Exhibit 4.1, in Form 8-K dated August 31, 2011, File No. 1-14174, as Exhibit 4.2, in Form 8-K dated May 13, 2013, File No. 1-14174, as Exhibit 4.2, in Form 8-K dated November 13, 2015, File No. 1-14174, as Exhibit 4.2, in Form 8-K dated May 13, 2016, File No. 1-14174, as Exhibit 4.2, in Form 8-K dated September 8, 2016, File No. 1-14174, as Exhibit 4.1(a), in Form 8-K dated September 8, 2016, File No. 1-14174, as Exhibit 4.1(b), in Form 8-K dated May 5, 2017, File No. 1-14174, as Exhibit 4.1, in Form 8-K dated August 17, 2020, File No. 1-14174, as Exhibit 4.1, and in Form 8-K dated September 9, 2021, File No. 1-14174, as Exhibit 4.1, respectively.)

(f)	3	—
Southern Company Gas' Guarantee related to the 6.00% Senior Notes due 2034, Guarantee related to the 5.875% Senior Notes due 2041, Guarantee related to the 4.40% Senior Notes due 2043, Guarantee related to the 3.875% Senior Notes due 2025, Guarantee related to the 3.250% Senior Notes due 2026, Form of Guarantee related to the 2.450% Senior Notes due October 1, 2023, Form of Guarantee related to the 3.950% Senior Notes due October 1, 2046, Form of Guarantee related to the Series 2017A 4.400% Senior Notes due May 30, 2047, Form of Guarantee related to the Series 2020A 1.750% Senior Notes due January 15, 2031, and Form of Guarantee related to the Series 2021A 3.15% Senior Note due September 30, 2051. (Designated in Form 8-K dated September 22, 2004, File No. 1-14174, as Exhibit 4.3, in Form 8-K dated September 15, 2011, File No. 1-14174, as Exhibit 4.2, in Form 8-K dated May 13, 2013, File No. 1-14174, as Exhibit 4.3, in Form 8-K dated November 13, 2015, File No. 1-14174, as Exhibit 4.3, in Form 8-K dated May 13, 2016, File No. 1-14174, as Exhibit 4.3, in Form 8-K dated September 8, 2016, File No. 1-14174, as Exhibit 4.3(a), in Form 8-K dated September 8, 2016, File No. 1-14174, as Exhibit 4.3(b), in Form 8-K dated May 5, 2017, File No. 1-14174, as Exhibit 4.3, in Form 8-K dated August 17, 2020, File No. 1-14174, as Exhibit 4.3, and in Form 8-K dated September 9, 2021, File No. 1-14174, as Exhibit 4.3, respectively.)

(f)	4	—	Indenture dated December 1, 1989 of Atlanta Gas Light Company and First Supplemental Indenture thereto dated March 16, 1992. (Designated in Form S-3, File No. 33-32274, as Exhibit 4(a) and in Form S-3, File No. 33-46419, as Exhibit 4(a).)
(f)	5	—
Indenture of Commonwealth Edison Company to Continental Illinois National Bank and Trust Company of Chicago, Trustee, dated as of January 1, 1954, Indenture of Adoption of Northern Illinois Gas Company to Continental Illinois National Bank and Trust Company of Chicago, Trustee, dated February 9, 1954, and certain indentures supplemental thereto. (Designated in Form 10-K for the year ended December 31, 1995, File No. 1-7296, as Exhibit 4.01, in Form 10-K for the year ended December 31, 1995, File No. 1-7296, as Exhibit 4.02, in Registration No. 2-56578 as Exhibits 2.21 and 2.25, in Form 10-Q for the quarter ended June 30, 1996, File No. 1-7296, as Exhibit 4.01, in Form 10-K for the year ended December 31, 1997, File No. 1-7296, as Exhibit 4.19, in Form 10-K for the year ended December 31, 2003, File No. 1-7296, as Exhibit 4.09, in Form 10-K for the year ended December 31, 2003, File No. 1-7296, as Exhibit 4.10, in Form 10-K for the year ended December 31, 2003, File No. 1-7296, as Exhibit 4.11, in Form 10-K for the year ended December 31, 2006, File No. 1-7296, as Exhibit 4.11, in Form 10-Q for the quarter ended September 30, 2008, File No. 1-7296, as Exhibit 4.01, in Form 10-Q for the quarter ended September 30, 2012, File No. 1-7296, as Exhibit 4, in Form 10-K for the year ended December 31, 2016, File No. 1-14174, as Exhibit 4(g)6, in Form 10-K for the year ended December 31, 2017, File No. 1-14174, as Exhibit 4(g)6, in Form 10-Q for the quarter ended September 30, 2018, File No. 1-14174, as Exhibit 4(g)1, in Form 10-K for the year ended December 31, 2019, File No. 1-14174, as Exhibit 4(f)6, in Form 10-K for the year ended December 31, 2020, File No. 1-14174, as Exhibit 4(f)6, and in Form 10-Q for the quarter ended September 30, 2021, File No. 1-4174, as Exhibit 4(f)4.)

    Table of Contents                                Index to Financial Statements

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
Deferred Compensation Plan for Outside Directors of The Southern Company, Amended and Restated effective June 1, 2021. (Designated in Form 10-Q for the quarter ended June 30, 2021, File No. 1-3526, as Exhibit 10(a)2.)

	#	(a)	4	—
Southern Company Deferred Compensation Plan, Amended and Restated as of January 1, 2018, First Amendment thereto dated as of December 7, 2018, Second Amendment thereto dated as of January 29, 2019, and Third Amendment thereto effective January 1, 2018. (Designated in Form 10-K for the year ended December 31, 2017, File No. 1-3526, as Exhibit 10(a)4, in Form 10-K for the year ended December 31, 2018, File No. 1-3526, as Exhibit 10(a)21, in Form 10-K for the year ended December 31, 2018, File No. 1-3526, as Exhibit 10(a)22, and in Form 10-K for the year ended December 31, 2020, File No.1-3526, as Exhibit 10(a)24.)

	#	(a)	5	—
The Southern Company Supplemental Executive Retirement Plan, Amended and Restated effective June 30, 2016, Amendment No. 1 thereto effective January 1, 2017, Amendment No. 2 thereto effective January 1, 2018, Amendment No. 3 thereto effective April 1, 2018, Amendment No. 4 thereto effective December 4, 2018, Amendment No. 5 thereto effective January 1, 2019 and Amendment No. 6 thereto effective January 1, 2019. (Designated in Form 10-Q for the quarter ended June 30, 2016, File No. 1-3526, as Exhibit 10(a)1, in Form 10-K for the year ended December 31, 2016, File No. 1-3526, as Exhibit 10(a)18, in Form 10-K for the year ended December 31, 2017, File No. 1-3526, as Exhibit 10(a)16, in Form 10-Q for the quarter ended March 31, 2018, File No. 1-3526, as Exhibit 10(a)1, in Form 10-K for the year ended December 31, 2018, File No. 1-3526, as Exhibit 10(a)23, in Form 10-K for the year ended December 31, 2018, File No. 1-3526, as Exhibit 10(a)24, and in Form 10-K for the year ended December 31, 2019, File No. 1-3526, as Exhibit 10(a)24.)

	#	(a)	6	—
The Southern Company Supplemental Benefit Plan, Amended and Restated effective as of June 30, 2016, Amendment No. 1 thereto effective January 1, 2017, Amendment No. 2 thereto effective January 1, 2018, Amendment No. 3 thereto effective April 1, 2018, Amendment No. 4 thereto dated December 14, 2018, Amendment No. 5 thereto effective January 1, 2019, Amendment No. 6 thereto effective January 1, 2019, and Amendment No. 7 thereto effective June 30, 2016. (Designated in Form 10-Q for the quarter ended June 30, 2016, File No. 1-3526, as Exhibit 10(a)2, in Form 10-K for the year ended December 31, 2016, File No. 1-3526, as Exhibit 10(a)19, in Form 10-K for the year ended December 31, 2017, File No. 1-3526, as Exhibit 10(a)17, in Form 10-Q for the quarter ended March 31, 2018, File No. 1-3526, as Exhibit 10(a)2, in Form 10-K for the year ended December 31, 2018, File No. 1-3526, as Exhibit 10(a)25, in Form 10-K for the year ended December 31, 2018, File No. 1-3526, as Exhibit 10(a)26 in Form 10-K for the year ended December 31, 2019, File No. 1-3526, as Exhibit 10(a)23, and in Form 10-K for the year ended December 31, 2020, File No. 1-3526, as Exhibit 10(a) 25.)

	#	(a)	7	—
The Southern Company Change in Control Benefits Protection Plan (an amendment and restatement of The Southern Company Change in Control Benefit Plan Determination Policy), effective December 31, 2008, Amendment No. 1 thereto effective March 1, 2018, and Amendment No. 2 thereto effective as of February 26, 2021. (Designated in Form 8-K dated December 31, 2008, File No. 1-3526, as Exhibit 10.1, in Form 10-Q for the quarter ended March 31, 2018, File No. 1-3526, as Exhibit 10(a)3, and in Form 10-Q for the quarter ended March 31, 2021, File No. 1-3526, as Exhibit 10(a).)

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
Amended and Restated Deferred Stock Trust Agreement for Directors of Southern Company and its Subsidiaries, Amended and Restated effective December 16, 2020, by and between Southern Company and Wells Fargo Bank, National Association. (Designated in Form 10-K for the year ended December 31, 2020, File No. 1-3526, as Exhibit 10(a)9.)

    Table of Contents                                Index to Financial Statements

	#	(a)	10	—
Amended and Restated Deferred Cash Compensation Trust Agreement for Directors of Southern Company and its Subsidiaries, Amended and Restated effective December 16, 2020, by and between Southern Company and Wells Fargo Bank, National Association. (Designated in Form 10-K for the year ended December 31, 2020, File No. 1-3526, as Exhibit 10(a)10.)

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

		(a)	15	—
The Southern Company Employee Savings Plan, Amended and Restated effective January 1, 2018, First Amendment thereto effective January 1, 2018, Second Amendment thereto effective January 1, 2018, Third Amendment thereto effective January 1, 2018 and Fourth Amendment thereto effective as of January 1, 2018. (Designated in Post-Effective Amendment No. 1 to Form S-8, File No. 333-212783 as Exhibit 4.3, in Form 10-K for the year ended December 31, 2019, File No. 1-3526, as Exhibit 10(a)25, in Form 10-K for the year ended December 31, 2019, File No. 1-3526, as Exhibit 10(a)26, in Form 10-K for the year ended December 31, 2019, File No. 1-3526, as Exhibit 10(a)27 and in Form 10-K for the year ended December 31, 2020, File No. 1-3526, as Exhibit, 10(a)26.)

	#	(a)	16	—
Form of Terms for Restricted Stock Unit with Performance Measure Awards granted under the Southern Company 2011 Omnibus Incentive Compensation Plan. (Designated in Form 10-Q for the quarter ended March 31, 2017, File No. 1-3526, as Exhibit 10(a)2.)

	#	(a)	17	—
Letter Agreement among Southern Company Gas, Southern Company, and Andrew W. Evans and Performance Stock Unit Award Agreement, dated September 29, 2016. (Designated in Form 10-Q for the quarter ended March 31, 2017, File No. 1-3526, as Exhibit 10(a)3.)

	#	(a)	18	—
Form of Time-Vesting Restricted Stock Unit Awards granted under the Southern Company 2011 Omnibus Incentive Compensation Plan. (Designated in Form 10-Q for the quarter ended March 31, 2017, File No. 1-3526, as Exhibit 10(a)4.)

	#	(a)	19	—
Performance Stock Units Agreement, dated May 23, 2018, between Southern Company and Stephen E. Kuczynski. (Designated in Form 10-Q for the quarter ended March 31, 2019, File No. 1-3526, as Exhibit 10(a)1.)

	#	(a)	20	—
Retention and Restricted Stock Unit Agreement, dated May 23, 2018, between Southern Company and Stephen E. Kuczynski. (Designated in Form 10-Q for the quarter ended March 31, 2019, File No. 1-3526, as Exhibit 10(a)2.)

	#	(a)	21	—
Form of Terms for 2019 Equity Awards granted under the Southern Company 2011 Omnibus Incentive Compensation Plan. (Designated in Form 10-Q for the quarter ended March 31, 2019, File No. 1-3526, as Exhibit 10(a)3.)

	#	(a)	22	—
Form of Terms for 2020 Equity Awards granted under the Southern Company 2011 Omnibus Incentive Compensation Plan. (Designated in Form 10-Q for the quarter ended March 31, 2020, File No. 1-3526, as Exhibit 10(a).)

	#	(a)	23	—	The Southern Company Equity and Incentive Compensation Plan, effective May 26, 2021. (Designated in Form 8-K dated May 26, 2021, File No. 1-3526, as Exhibit 10.1.)
	#	(a)	24	—	Consulting Agreement between SCS and Andrew W. Evans dated August 23, 2021. (Designated in Form 10-Q for the quarter ended September 30, 2021, File No. 1-3526, as Exhibit 10(a).)
*	#	(a)	25	—	First Amendment to Amended and Restated Deferred Compensation Plan for Outside Directors of The Southern Company effective as of June 1, 2021.

    Table of Contents                                Index to Financial Statements

Alabama Power
	(b)	1	—
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

#	(b)	2	—	Southern Company 2011 Omnibus Incentive Compensation Plan effective May 25, 2011. See Exhibit 10(a)1 herein.
#	(b)	3	—	Form of Stock Option Award Agreement for Executive Officers of Southern Company under the Southern Company Omnibus Incentive Compensation Plan. See Exhibit 10(a)2 herein.
#	(b)	4	—	Southern Company Deferred Compensation Plan, Amended and Restated as of January 1, 2018, First Amendment thereto dated as of December 7, 2018, and Second Amendment thereto dated as of January 29, 2019. See Exhibit 10(a)4 herein.
#	(b)	5	—	The Southern Company Supplemental Executive Retirement Plan, Amended and Restated effective June 30, 2016, Amendment No. 1 thereto effective January 1, 2017, Amendment No. 2 thereto effective January 1, 2018, Amendment No. 3 thereto effective April 1, 2018, Amendment No. 4 thereto effective December 4, 2018, Amendment No. 5 thereto effective January 1, 2019 and Amendment No. 6 thereto effective January 1, 2019. See Exhibit 10(a)5 herein.
#	(b)	6	—	The Southern Company Supplemental Benefit Plan, Amended and Restated effective as of June 30, 2016, Amendment No. 1 thereto effective January 1, 2017, Amendment No. 2 thereto effective January 1, 2018, Amendment No. 3 thereto effective April 1, 2018, Amendment No. 4 thereto dated December 14, 2018, Amendment No. 5 thereto effective January 1, 2019 and Amendment No. 6 thereto effective January 1, 2019. See Exhibit 10(a)6 herein.
#	(b)	7	—	Southern Company Executive Change in Control Severance Plan, Amended and Restated effective December 31, 2008 and First Amendment thereto effective January 1, 2010. See Exhibit 10(a)12 herein.
#	(b)	8	—
Deferred Compensation Plan for Outside Directors of Alabama Power Company, Amended
and Restated effective June 1, 2021. (Designated in Form 10-Q for the quarter ended June 30, 2021, File No. 1-3164, as Exhibit 10(b)2.)

#	(b)	9	—	The Southern Company Change in Control Benefits Protection Plan (an amendment and restatement of The Southern Company Change in Control Benefit Plan Determination Policy), effective December 31, 2008, Amendment No. 1 thereto effective March 1, 2018, and Amendment No. 2 thereto effective as of February 26, 2021. See Exhibit 10(a)7 herein.
#	(b)	10	—	Deferred Compensation Trust Agreement for Directors of Southern Company and its Subsidiaries, Amended and Restated effective January 1, 2001, between Wells Fargo Bank, N.A., as successor to Wachovia Bank, N.A., Southern Company, SCS, Alabama Power, Georgia Power, Mississippi Power, Southern Linc, Southern Company Energy Solutions, LLC, and Southern Nuclear and First Amendment thereto effective January 1, 2009. See Exhibit 10(a)8 herein.
#	(b)	11	—	Amended and Restated Deferred Stock Trust Agreement for Directors of Southern Company and its Subsidiaries, Amended and Restated effective December 16, 2020, by and between Southern Company and Computershare Trust Company, N.A.. See Exhibit 10(a)9 herein.
#	(b)	12	—	Amended and Restated Deferred Cash Compensation Trust Agreement for Directors of Southern Company and its Subsidiaries, Amended and Restated effective December 16, 2020, by and between Southern Company and Computershare Trust Company, N.A.. See Exhibit 10(a)10 herein.
#	(b)	13	—	Southern Company Senior Executive Change in Control Severance Plan, Amended and Restated effective December 31, 2008, First Amendment thereto effective October 19, 2009, and Second Amendment thereto effective February 22, 2011. See Exhibit 10(a)11 herein.
#	(b)	14	—	Form of Terms for Performance Share Awards granted under the Southern Company 2011 Omnibus Incentive Compensation Plan. See Exhibit 10(a)13 herein.
#	(b)	15	—
Deferred Compensation Agreement between Southern Company, Alabama Power, Georgia Power, Mississippi Power, and SCS and Philip C. Raymond dated September 15, 2010. (Designated in Form 10-Q for the quarter ended September 30, 2010, File No. 1-3164, as Exhibit 10(b)2.)

    Table of Contents                                Index to Financial Statements

#	(b)	16	—	Deferred Compensation Agreement between Southern Company, SCS, Alabama Power, and Mark A. Crosswhite, effective July 30, 2008. See Exhibit 10(a)14 herein.
#	(b)	17	—	Form of Terms for Restricted Stock Unit with Performance Measure Awards granted under the Southern Company 2011 Omnibus Incentive Compensation Plan. See Exhibit 10(a)16 herein.
#	(b)	18	—	Form of Time-Vesting Restricted Stock Unit Awards granted under the Southern Company 2011 Omnibus Incentive Compensation Plan. See Exhibit 10(a)18 herein.
#	(b)	19	—	Form of Terms for 2019 Equity Awards granted under the Southern Company 2011 Omnibus Incentive Compensation Plan. See Exhibit 10(a)21 herein.
#	(b)	20	—	Form of Terms for 2020 Equity Awards granted under the Southern Company 2011 Omnibus Incentive Compensation Plan. See Exhibit 10(a)22 herein.
#	(b)	21	—	Employment Agreement between Alabama Power and Gregory J. Barker effective June 8, 2020. (Designated in Form 10-Q for the quarter ended June 30, 2020, File No 1-3164, as Exhibit 10(b).)
#	(b)	22	—	The Southern Company 2021 Equity and Incentive Compensation Plan, effective May 26, 2021. See Exhibit 10(a)23 herein.
Georgia Power
	(c)	1	—	Intercompany Interchange Contract as revised effective May 1, 2007, among Alabama Power, Georgia Power, Gulf Power, Mississippi Power, Southern Power Company, and SCS and Appendix A thereto dated as of January 1, 2019. See Exhibit 10(b)1 herein.
	(c)	2	—	Revised and Restated Integrated Transmission System Agreement dated as of November 12, 1990, between Georgia Power and OPC. (Designated in Form 10-K for the year ended December 31, 1990, File No. 1-6468, as Exhibit 10(g).)
	(c)	3	—	Revised and Restated Integrated Transmission System Agreement between Georgia Power and Dalton dated as of December 7, 1990. (Designated in Form 10-K for the year ended December 31, 1990, File No. 1-6468, as Exhibit 10(gg).)
	(c)	4	—	Revised and Restated Integrated Transmission System Agreement between Georgia Power and MEAG Power dated as of December 7, 1990. (Designated in Form 10-K for the year ended December 31, 1990, File No. 1-6468, as Exhibit 10(hh).)
	(c)	5	—
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

    Table of Contents                                Index to Financial Statements

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

    Table of Contents                                Index to Financial Statements

	Mississippi Power
		Omitted pursuant to General Instruction I(2)(b) of Form 10-K.
	Southern Power
		Omitted pursuant to General Instruction I(2)(b) of Form 10-K.
	Southern Company Gas
		Omitted pursuant to General Instruction I(2)(b) of Form 10-K.

(23)	Consents of Experts and Counsel
	Southern Company
	*	(a)	1	—	Consent of Deloitte & Touche LLP.
	Alabama Power
	*	(b)	1	—	Consent of Deloitte & Touche LLP.
	Georgia Power
	*	(c)	1	—	Consent of Deloitte & Touche LLP.
	Mississippi Power
	*	(d)	1	—	Consent of Deloitte & Touche LLP.
	Southern Power
	*	(e)	1	—	Consent of Deloitte & Touche LLP.
	Southern Company Gas
	*	(f)	1	—	Consent of Deloitte & Touche LLP.
	*	(f)	2	—	Consent of BDO USA, LLP.

(24)	Powers of Attorney and Resolutions
	Southern Company
	*	(a)	1	—	Power of Attorney and resolution.
	Alabama Power
	*	(b)	1	—	Power of Attorney and resolution.
	*	(b)	2	—	Power of Attorney of Kevin B. Savoy.
	*	(b)	3	—	Power of Attorney of Charisse D. Stokes.
	Georgia Power
	*	(c)	1	—	Power of Attorney and resolution.
	*	(c)	2	—	Power of Attorney of Andrew W. Evans.
	Mississippi Power
	*	(d)	1	—	Power of Attorney and resolution.
	*	(d)	2	—	Power of Attorney of General Augustus Leon Collins.
	Southern Power
	*	(e)	1	—	Power of Attorney and resolution.
	Southern Company Gas
	*	(f)	1	—	Power of Attorney and resolution.

(31)	Section 302 Certifications
	Southern Company
	*	(a)	1	—	Certificate of Southern Company's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
	*	(a)	2	—	Certificate of Southern Company's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
	Alabama Power
	*	(b)	1	—	Certificate of Alabama Power's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
	*	(b)	2	—	Certificate of Alabama Power's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

    Table of Contents                                Index to Financial Statements

	Georgia Power
	*	(c)	1	—	Certificate of Georgia Power's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
	*	(c)	2	—	Certificate of Georgia Power's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
	Mississippi Power
	*	(d)	1	—	Certificate of Mississippi Power's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
	*	(d)	2	—	Certificate of Mississippi Power's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
	Southern Power
	*	(e)	1	—	Certificate of Southern Power Company's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
	*	(e)	2	—	Certificate of Southern Power Company's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
	Southern Company Gas
	*	(f)	1	—	Certificate of Southern Company Gas' Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
	*	(f)	2	—	Certificate of Southern Company Gas' Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 906 Certifications
	Southern Company
	*	(a)		—	Certificate of Southern Company's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.
	Alabama Power
	*	(b)		—	Certificate of Alabama Power's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.
	Georgia Power
	*	(c)		—	Certificate of Georgia Power's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.
	Mississippi Power
	*	(d)		—	Certificate of Mississippi Power's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.
	Southern Power
	*	(e)		—	Certificate of Southern Power Company's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.
	Southern Company Gas
	*	(f)		—	Certificate of Southern Company Gas' Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	Interactive Data Files
	*	INS		—	XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
	*	SCH		—	XBRL Taxonomy Extension Schema Document
	*	CAL		—	XBRL Taxonomy Calculation Linkbase Document
	*	DEF		—	XBRL Definition Linkbase Document
	*	LAB		—	XBRL Taxonomy Label Linkbase Document
	*	PRE		—	XBRL Taxonomy Presentation Linkbase Document

(104)	Cover Page Interactive Data File
	*			—	Formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.
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

THE SOUTHERN COMPANY

By:	Thomas A. Fanning
Chairman, President, and
Chief Executive Officer

By:	/s/ Melissa K. Caen
(Melissa K. Caen, Attorney-in-fact)

Date:	February 16, 2022
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

Thomas A. Fanning
Chairman, President, and Chief Executive Officer (Principal Executive Officer)

Daniel S. Tucker
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Ann P. Daiss
Comptroller and Chief Accounting Officer (Principal Accounting Officer)
Directors:
Janaki Akella Juanita Powell Baranco Henry A. Clark III Anthony F. Earley, Jr. David J. Grain Colette D. Honorable Donald M. James	John D. Johns Dale E. Klein Ernest J. Moniz William G. Smith, Jr. Kristine L. Svinicki E. Jenner Wood III

By:	/s/ Melissa K. Caen
(Melissa K. Caen, Attorney-in-fact)
Date: February 16, 2022

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

ALABAMA POWER COMPANY

By:	Mark A. Crosswhite
Chairman, President, and Chief Executive Officer

By:	/s/ Melissa K. Caen
(Melissa K. Caen, Attorney-in-fact)

Date:	February 16, 2022
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

Mark A. Crosswhite
Chairman, President, and Chief Executive Officer (Principal Executive Officer)

Philip C. Raymond
Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)

Anita Allcorn-Walker
Vice President and Comptroller (Principal Accounting Officer)
Directors:
Angus R. Cooper, III O. B. Grayson Hall, Jr. Anthony A. Joseph Robert D. Powers Catherine J. Randall	Kevin B. Savoy R. Mitchell Shackleford, III Charisse D. Stokes Selwyn M. Vickers, MD Phillip M. Webb

By:	/s/ Melissa K. Caen
(Melissa K. Caen, Attorney-in-fact)
Date: February 16, 2022

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

GEORGIA POWER COMPANY

By:	Christopher C. Womack
Chairman and Chief Executive Officer

By:	/s/ Melissa K. Caen
(Melissa K. Caen, Attorney-in-fact)

Date:	February 16, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Christopher C. Womack
Chairman and Chief Executive Officer (Principal Executive Officer)

Aaron P. Abramovitz
Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial and Accounting Officer)

Sarah P. Adams
Vice President and Comptroller (Principal Accounting Officer)
Directors:
Mark L. Burns Jill Campbell Shantella E. Cooper Andrew W. Evans Lawrence L. Gellerstedt III	Douglas J. Hertz Thomas M. Holder Kessel D. Stelling, Jr. Charles K. Tarbutton Clyde C. Tuggle

By:	/s/ Melissa K. Caen
(Melissa K. Caen, Attorney-in-fact)
Date: February 16, 2022

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

MISSISSIPPI POWER COMPANY

By:	Anthony L. Wilson
Chairman, President, and Chief Executive Officer

By:	/s/ Melissa K. Caen
(Melissa K. Caen, Attorney-in-fact)

Date:	February 16, 2022
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

Anthony L. Wilson
Chairman, President, and Chief Executive Officer (Principal Executive Officer)

Moses H. Feagin
Senior Vice President, Treasurer, and Chief Financial Officer (Principal Financial Officer)

Matthew P. Grice
Comptroller (Principal Accounting Officer)
Directors:
Augustus Leon Collins L. Royce Cumbest Thomas M. Duff Mary Graham	Mark E. Keenum M.L. Waters Camille S. Young

By:	/s/ Melissa K. Caen
(Melissa K. Caen, Attorney-in-fact)
Date: February 16, 2022

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act:

Mississippi Power is not required to send an annual report or proxy statement to its sole shareholder and parent company, The Southern Company, and will not prepare such a report after filing this Annual Report on Form 10-K for fiscal year 2021. Accordingly, Mississippi Power will not file an annual report with the Securities and Exchange Commission.

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

SOUTHERN POWER COMPANY

By:	Christopher Cummiskey
Chairman and Chief Executive Officer

By:	/s/ Melissa K. Caen
(Melissa K. Caen, Attorney-in-fact)

Date:	February 16, 2022
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

Christopher Cummiskey
Chairman and Chief Executive Officer (Principal Executive Officer)

Elliott L. Spencer
Senior Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)

Jelena Andrin
Vice President and Comptroller (Principal Accounting Officer)
Directors:
Bryan D. Anderson Stan W. Connally Martin B. Davis Thomas A. Fanning	Kimberly S. Greene James Y. Kerr, II Daniel S. Tucker

By:	/s/ Melissa K. Caen
(Melissa K. Caen, Attorney-in-fact)
Date: February 16, 2022

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

SOUTHERN COMPANY GAS

By:	Kimberly S. Greene
Chairman, President, and Chief Executive Officer

By:	/s/ Melissa K. Caen
(Melissa K. Caen, Attorney-in-fact)

Date:	February 16, 2022
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

Kimberly S. Greene
Chairman, President, and Chief Executive Officer (Principal Executive Officer)

David P. Poroch
Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)

Grace A. Kolvereid
Senior Vice President and Comptroller (Principal Accounting Officer)
Directors:
Vanessa Allen Sutherland Sandra N. Bane Thomas D. Bell, Jr. Charles R. Crisp	Brenda J. Gaines Norman G. Holmes J. Bret Lane John E. Rau

By:	/s/ Melissa K. Caen
(Melissa K. Caen, Attorney-in-fact)
Date: February 16, 2022

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act:

Southern Company Gas is not required to send an annual report or proxy statement to its sole shareholder and parent company, The Southern Company, and will not prepare such a report after filing this Annual Report on Form 10-K for fiscal year 2021. Accordingly, Southern Company Gas will not file an annual report with the Securities and Exchange Commission.