Form 10-Q
period 2022-03-31
SOUTHERN CO; GEORGIA POWER CO; SOUTHERN POWER CO; SOUTHERN Co GAS; ALABAMA POWER CO; MISSISSIPPI POWER CO
filed 2022-04-28
CIK 92122, 41091, 1160661, 1004155, 3153, 66904

    Table of Contents                                Index to Financial Statements
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR
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

Registrant	Description of Common Stock	Shares Outstanding at March 31, 2022
The Southern Company	Par Value $5 Per Share	1,062,524,675
Alabama Power Company	Par Value $40 Per Share	30,537,500
Georgia Power Company	Without Par Value	9,261,500
Mississippi Power Company	Without Par Value	1,121,000
Southern Power Company	Par Value $0.01 Per Share	1,000
Southern Company Gas	Par Value $0.01 Per Share	100
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

    Table of Contents                                Index to Financial Statements
TABLE OF CONTENTS

		Page

	Definitions	4
	Cautionary Statement Regarding Forward-Looking Information	7

	PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	9
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	86
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	128
Item 4.	Controls and Procedures	128

	PART II—OTHER INFORMATION

Item 1.	Legal Proceedings	129
Item 1A.	Risk Factors	129
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	Inapplicable
Item 3.	Defaults Upon Senior Securities	Inapplicable
Item 4.	Mine Safety Disclosures	Inapplicable
Item 5.	Other Information	Inapplicable
Item 6.	Exhibits	129

	Signatures	132

    Table of Contents                                Index to Financial Statements

DEFINITIONS

Term	Meaning
2019 ARP	Alternate Rate Plan approved by the Georgia PSC in 2019 for Georgia Power for the years 2020 through 2022
AFUDC	Allowance for funds used during construction
Alabama Power	Alabama Power Company
Amended and Restated Loan Guarantee Agreement	Loan guarantee agreement entered into by Georgia Power with the DOE in 2014, as amended and restated in March 2019, under which the proceeds of borrowings may be used to reimburse Georgia Power for Eligible Project Costs incurred in connection with its construction of Plant Vogtle Units 3 and 4
ARO	Asset retirement obligation
Atlanta Gas Light	Atlanta Gas Light Company, a wholly-owned subsidiary of Southern Company Gas
Bechtel	Bechtel Power Corporation, the primary contractor for the remaining construction activities for Plant Vogtle Units 3 and 4
Bechtel Agreement	The 2017 construction completion agreement between the Vogtle Owners and Bechtel
CCR	Coal combustion residuals
Chattanooga Gas	Chattanooga Gas Company, a wholly-owned subsidiary of Southern Company Gas
COD	Commercial operation date
Contractor Settlement Agreement	The December 31, 2015 agreement between Westinghouse and the Vogtle Owners resolving disputes between the Vogtle Owners and the EPC Contractor under the Vogtle 3 and 4 Agreement
COVID-19	The novel coronavirus disease declared a pandemic by the World Health Organization and the Centers for Disease Control and Prevention in March 2020
CWIP	Construction work in progress
Dalton	City of Dalton, Georgia, an incorporated municipality in the State of Georgia, acting by and through its Board of Water, Light, and Sinking Fund Commissioners
Dalton Pipeline	A pipeline facility in Georgia in which Southern Company Gas has a 50% undivided ownership interest
DOE	U.S. Department of Energy
ECCR	Georgia Power's Environmental Compliance Cost Recovery tariff
Eligible Project Costs	Certain costs of construction relating to Plant Vogtle Units 3 and 4 that are eligible for financing under the loan guarantee program established under Title XVII of the Energy Policy Act of 2005
EPA	U.S. Environmental Protection Agency
EPC Contractor	Westinghouse and its affiliate, WECTEC Global Project Services Inc.; the former engineering, procurement, and construction contractor for Plant Vogtle Units 3 and 4
FERC	Federal Energy Regulatory Commission
FFB	Federal Financing Bank
Fitch	Fitch Ratings, Inc.
Form 10-K	Annual Report on Form 10-K of Southern Company, Alabama Power, Georgia Power, Mississippi Power, Southern Power, and Southern Company Gas for the year ended December 31, 2021, as applicable
GAAP	U.S. generally accepted accounting principles
Georgia Power	Georgia Power Company
Guarantee Settlement Agreement	The June 9, 2017 settlement agreement between the Vogtle Owners and Toshiba related to certain payment obligations of the EPC Contractor guaranteed by Toshiba
Gulf Power	Gulf Power Company, until January 1, 2019 a wholly-owned subsidiary of Southern Company; effective January 1, 2021, Gulf Power Company merged with and into Florida Power and Light Company, with Florida Power and Light Company remaining as the surviving company
Heating Degree Days	A measure of weather, calculated when the average daily temperatures are less than 65 degrees Fahrenheit
Heating Season	The period from November through March when Southern Company Gas' natural gas usage and operating revenues are generally higher

    Table of Contents                                Index to Financial Statements

DEFINITIONS
(continued)

Term	Meaning
HLBV	Hypothetical liquidation at book value
IGCC	Integrated coal gasification combined cycle, the technology originally approved for Mississippi Power's Kemper County energy facility
IIC	Intercompany Interchange Contract
ITAAC	Inspections, Tests, Analyses, and Acceptance Criteria, standards established by the NRC
ITC	Investment tax credit
JEA	Jacksonville Electric Authority
KWH	Kilowatt-hour
LIBOR	London Interbank Offered Rate
LIFO	Last-in, first-out
LOCOM	Lower of weighted average cost or current market price
LTSA	Long-term service agreement
MEAG Power	Municipal Electric Authority of Georgia
Mississippi Power	Mississippi Power Company
mmBtu	Million British thermal units
Moody's	Moody's Investors Service, Inc.
MW	Megawatt
natural gas distribution utilities	Southern Company Gas' natural gas distribution utilities (Nicor Gas, Atlanta Gas Light, Virginia Natural Gas, and Chattanooga Gas)
NCCR	Georgia Power's Nuclear Construction Cost Recovery tariff
NDR	Alabama Power's Natural Disaster Reserve
Nicor Gas	Northern Illinois Gas Company, a wholly-owned subsidiary of Southern Company Gas
NRC	U.S. Nuclear Regulatory Commission
NYMEX	New York Mercantile Exchange, Inc.
OCI	Other comprehensive income
PennEast Pipeline	PennEast Pipeline Company, LLC, a joint venture in which Southern Company Gas has a 20% ownership interest
PEP	Mississippi Power's Performance Evaluation Plan
PowerSecure	PowerSecure, Inc., a wholly-owned subsidiary of Southern Company
PPA	Power purchase agreements, as well as, for Southern Power, contracts for differences that provide the owner of a renewable facility a certain fixed price for the electricity sold to the grid
PSC	Public Service Commission
PTC	Production tax credit
Rate CNP	Alabama Power's Rate Certificated New Plant, consisting of Rate CNP New Plant, Rate CNP Compliance, and Rate CNP PPA
Rate ECR	Alabama Power's Rate Energy Cost Recovery
Rate RSE	Alabama Power's Rate Stabilization and Equalization
Registrants	Southern Company, Alabama Power, Georgia Power, Mississippi Power, Southern Power Company, and Southern Company Gas
ROE	Return on equity
S&P	S&P Global Ratings, a division of S&P Global Inc.
SCS	Southern Company Services, Inc., the Southern Company system service company and a wholly-owned subsidiary of Southern Company
SEC	U.S. Securities and Exchange Commission
SEGCO	Southern Electric Generating Company, 50% owned by each of Alabama Power and Georgia Power

    Table of Contents                                Index to Financial Statements

DEFINITIONS
(continued)

Term	Meaning
Sequent	Sequent Energy Management, L.P. and Sequent Energy Canada Corp., wholly-owned subsidiaries of Southern Company Gas through June 30, 2021
SNG	Southern Natural Gas Company, L.L.C., a pipeline system in which Southern Company Gas has a 50% ownership interest
SOFR	Secured Overnight Financing Rate
Southern Company	The Southern Company
Southern Company Gas	Southern Company Gas and its subsidiaries
Southern Company Gas Capital	Southern Company Gas Capital Corporation, a 100%-owned subsidiary of Southern Company Gas
Southern Company power pool	The operating arrangement whereby the integrated generating resources of the traditional electric operating companies and Southern Power (excluding subsidiaries) are subject to joint commitment and dispatch in order to serve their combined load obligations
Southern Company system	Southern Company, the traditional electric operating companies, Southern Power, Southern Company Gas, SEGCO, Southern Nuclear, SCS, Southern Communications Services, Inc., PowerSecure, and other subsidiaries
Southern Nuclear	Southern Nuclear Operating Company, Inc., a wholly-owned subsidiary of Southern Company
Southern Power	Southern Power Company and its subsidiaries
SouthStar	SouthStar Energy Services, LLC (a Marketer), a wholly-owned subsidiary of Southern Company Gas
SP Solar	SP Solar Holdings I, LP, a limited partnership indirectly owning substantially all of Southern Power's solar and battery energy storage facilities, in which Southern Power has a 67% ownership interest
SP Wind	SP Wind Holdings II, LLC, a holding company owning a portfolio of eight operating wind facilities, in which Southern Power is the controlling partner in a tax equity arrangement
Subsidiary Registrants	Alabama Power, Georgia Power, Mississippi Power, Southern Power, and Southern Company Gas
Toshiba	Toshiba Corporation, the parent company of Westinghouse
traditional electric operating companies	Alabama Power, Georgia Power, and Mississippi Power
VCM	Vogtle Construction Monitoring
VIE	Variable interest entity
Virginia Natural Gas	Virginia Natural Gas, Inc., a wholly-owned subsidiary of Southern Company Gas
Vogtle 3 and 4 Agreement	Agreement entered into with the EPC Contractor in 2008 by Georgia Power, acting for itself and as agent for the Vogtle Owners, and rejected in bankruptcy in July 2017, pursuant to which the EPC Contractor agreed to design, engineer, procure, construct, and test Plant Vogtle Units 3 and 4
Vogtle Owners	Georgia Power, Oglethorpe Power Corporation, MEAG Power, and Dalton
Vogtle Services Agreement	The June 2017 services agreement between the Vogtle Owners and the EPC Contractor, as amended and restated in July 2017, for the EPC Contractor to transition construction management of Plant Vogtle Units 3 and 4 to Southern Nuclear and to provide ongoing design, engineering, and procurement services to Southern Nuclear
WACOG	Weighted average cost of gas
Westinghouse	Westinghouse Electric Company LLC

    Table of Contents                                Index to Financial Statements
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q contains forward-looking statements. Forward-looking statements include, among other things, statements concerning the potential and expected effects of the continued COVID-19 pandemic, regulated rates, the strategic goals for the business, customer and sales growth, economic conditions, cost recovery and other rate actions, projected equity ratios, current and proposed environmental regulations and related compliance plans and estimated expenditures, pending or potential litigation matters, access to sources of capital, financing activities, completion dates and costs of construction projects, matters related to the abandonment of the Kemper IGCC, completion of announced acquisitions, filings with state and federal regulatory authorities, and estimated construction plans and expenditures. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "could," "would," "should," "expects," "plans," "anticipates," "believes," "estimates," "projects," "predicts," "potential," or "continue" or the negative of these terms or other similar terminology. There are various factors that could cause actual results to differ materially from those suggested by the forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized. These factors include:

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
•available sources and costs of natural gas and other fuels and commodities;
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
•the ability to successfully operate the traditional electric operating companies' and SEGCO's generation, transmission, and distribution facilities, Southern Power's generation facilities, and Southern Company Gas' natural gas distribution and storage facilities and the successful performance of necessary corporate functions;
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
•the ability of the traditional electric operating companies to obtain additional generating capacity (or sell excess generating capacity) at competitive prices;
•catastrophic events such as fires, earthquakes, explosions, floods, tornadoes, hurricanes and other storms, droughts, pandemic health events, political unrest, wars, or other similar occurrences;
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

    Table of Contents                                Index to Financial Statements
PART I
Item 1. Financial Statements (Unaudited).

    Table of Contents                                Index to Financial Statements

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2022	2021
	(in millions)
Operating Revenues:
Retail electric revenues	$3,613	$3,342
Wholesale electric revenues	664	545
Other electric revenues	177	170
Natural gas revenues (includes alternative revenue programs of $— and $2, respectively)	2,058	1,694
Other revenues	136	159
Total operating revenues	6,648	5,910
Operating Expenses:
Fuel	1,111	848
Purchased power	232	207
Cost of natural gas	1,095	583
Cost of other sales	69	82
Other operations and maintenance	1,516	1,372
Depreciation and amortization	892	871
Taxes other than income taxes	372	345
Estimated loss on Plant Vogtle Units 3 and 4	—	48
Gain on dispositions, net	(23)	(44)
Total operating expenses	5,264	4,312
Operating Income	1,384	1,598
Other Income and (Expense):
Allowance for equity funds used during construction	51	46
Earnings from equity method investments	46	45
Interest expense, net of amounts capitalized	(462)	(450)
Other income (expense), net	145	58
Total other income and (expense)	(220)	(301)
Earnings Before Income Taxes	1,164	1,297
Income taxes	173	190
Consolidated Net Income	991	1,107
Dividends on preferred stock of subsidiaries	4	4
Net loss attributable to noncontrolling interests	(45)	(32)
Consolidated Net Income Attributable to Southern Company	$1,032	$1,135
Common Stock Data:
Earnings per share -
Basic	$0.97	$1.07
Diluted	$0.97	$1.06
Average number of shares of common stock outstanding (in millions)
Basic	1,063	1,060
Diluted	1,069	1,066
The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2022	2021
	(in millions)
Consolidated Net Income	$991	$1,107
Other comprehensive income:
Qualifying hedges:
Changes in fair value, net of tax of $8 and $(10), respectively	19	(30)
Reclassification adjustment for amounts included in net income, net of tax of $6 and $18, respectively	20	55
Pension and other postretirement benefit plans:
Reclassification adjustment for amounts included in net income, net of tax of $1 and $1, respectively	3	3
Total other comprehensive income	42	28
Comprehensive Income	1,033	1,135
Dividends on preferred stock of subsidiaries	4	4
Comprehensive loss attributable to noncontrolling interests	(45)	(32)
Consolidated Comprehensive Income Attributable to Southern Company	$1,074	$1,163
The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2022	2021
	(in millions)
Operating Activities:
Consolidated net income	$991	$1,107
Adjustments to reconcile consolidated net income to net cash provided from operating activities —
Depreciation and amortization, total	989	964
Deferred income taxes	40	140
Allowance for equity funds used during construction	(51)	(46)
Pension, postretirement, and other employee benefits	(123)	(78)
Settlement of asset retirement obligations	(87)	(109)
Stock based compensation expense	85	83
Estimated loss on Plant Vogtle Units 3 and 4	—	48
Storm damage accruals	52	54
Gain on dispositions, net	(20)	(41)
Natural gas cost under recovery – long-term	162	(185)
Retail fuel cost under recovery – long-term	(130)	—
Other, net	7	114
Changes in certain current assets and liabilities —
-Receivables	(217)	308
-Prepayments	(86)	(98)
-Materials and supplies	(28)	(27)
-Natural gas for sale, net of temporary LIFO liquidation	450	456
-Natural gas cost under recovery	(40)	(487)
-Other current assets	87	90
-Accounts payable	132	(216)
-Accrued taxes	(58)	(212)
-Accrued compensation	(470)	(417)
-Accrued interest	(128)	(90)
-Retail fuel cost over recovery	—	(53)
-Other current liabilities	35	(63)
Net cash provided from operating activities	1,592	1,242
Investing Activities:
Business acquisitions, net of cash acquired	—	(345)
Property additions	(1,419)	(1,678)
Nuclear decommissioning trust fund purchases	(294)	(550)
Nuclear decommissioning trust fund sales	289	546
Cost of removal, net of salvage	(227)	(85)
Change in construction payables, net	23	(116)
Payments pursuant to LTSAs	(37)	(60)
Other investing activities	110	45
Net cash used for investing activities	(1,555)	(2,243)
Financing Activities:
Increase in notes payable, net	137	182
Proceeds —
Long-term debt	700	2,150
Short-term borrowings	850	325
Common stock	38	14
Redemptions and repurchases —
Long-term debt	(977)	(384)
Short-term borrowings	(100)	(25)
Capital contributions from noncontrolling interests	73	313
Distributions to noncontrolling interests	(97)	(46)
Payment of common stock dividends	(702)	(678)
Other financing activities	(115)	(117)
Net cash provided from (used for) financing activities	(193)	1,734
Net Change in Cash, Cash Equivalents, and Restricted Cash	(156)	733
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	1,829	1,068
Cash, Cash Equivalents, and Restricted Cash at End of Period	$1,673	$1,801
Supplemental Cash Flow Information:
Cash paid (received) during the period for —
Interest (net of $23 and $21 capitalized for 2022 and 2021, respectively)	$515	$519
Income taxes, net	(8)	(51)
Noncash transactions —
Accrued property additions at end of period	863	872
Contributions from noncontrolling interests	—	89
Contributions of wind turbine equipment	—	82
Right-of-use assets obtained under leases	3	76
Reassessment of right-of-use assets under operating leases	40	—
The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Assets	At March 31, 2022	At December 31, 2021
	(in millions)
Current Assets:
Cash and cash equivalents	$1,662	$1,798
Receivables —
Customer accounts	2,006	1,806
Unbilled revenues	638	711
Other accounts and notes	509	523
Accumulated provision for uncollectible accounts	(89)	(78)
Materials and supplies	1,571	1,543
Fossil fuel for generation	411	450
Natural gas for sale	121	362
Prepaid expenses	739	330
Assets from risk management activities, net of collateral	405	151
Regulatory assets – asset retirement obligations	241	219
Natural gas cost under recovery	306	266
Other regulatory assets	576	653
Other current assets	201	231
Total current assets	9,297	8,965
Property, Plant, and Equipment:
In service	116,259	115,592
Less: Accumulated depreciation	34,645	34,079
Plant in service, net of depreciation	81,614	81,513
Nuclear fuel, at amortized cost	839	824
Construction work in progress	9,337	8,771
Total property, plant, and equipment	91,790	91,108
Other Property and Investments:
Goodwill	5,280	5,280
Nuclear decommissioning trusts, at fair value	2,403	2,542
Equity investments in unconsolidated subsidiaries	1,293	1,282
Other intangible assets, net of amortization of $317 and $307, respectively	435	445
Miscellaneous property and investments	633	653
Total other property and investments	10,044	10,202
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	1,693	1,701
Deferred charges related to income taxes	833	824
Prepaid pension costs	1,772	1,657
Unamortized loss on reacquired debt	257	258
Regulatory assets – asset retirement obligations, deferred	5,683	5,466
Other regulatory assets, deferred	5,372	5,577
Other deferred charges and assets	1,898	1,776
Total deferred charges and other assets	17,508	17,259
Total Assets	$128,639	$127,534
The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholders' Equity	At March 31, 2022	At December 31, 2021
	(in millions)
Current Liabilities:
Securities due within one year	$1,193	$2,157
Notes payable	2,330	1,440
Accounts payable	2,251	2,169
Customer deposits	454	479
Accrued taxes —
Accrued income taxes	57	50
Other accrued taxes	415	641
Accrued interest	404	533
Accrued compensation	574	1,070
Asset retirement obligations	695	697
Operating lease obligations	245	250
Other regulatory liabilities	711	563
Other current liabilities	1,105	872
Total current liabilities	10,434	10,921
Long-term Debt	50,633	50,120
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	9,506	8,862
Deferred credits related to income taxes	5,365	5,401
Accumulated deferred ITCs	2,196	2,216
Employee benefit obligations	1,526	1,550
Operating lease obligations, deferred	1,521	1,503
Asset retirement obligations, deferred	11,016	10,990
Other cost of removal obligations	2,030	2,103
Other regulatory liabilities, deferred	526	485
Other deferred credits and liabilities	966	816
Total deferred credits and other liabilities	34,652	33,926
Total Liabilities	95,719	94,967
Redeemable Preferred Stock of Subsidiaries	291	291
Total Stockholders' Equity (See accompanying statements)	32,629	32,276
Total Liabilities and Stockholders' Equity	$128,639	$127,534
The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

	Southern Company Common Stockholders' Equity
	Number of Common Shares		Common Stock				Accumulated Other Comprehensive Income (Loss)
	Issued	Treasury	Par Value	Paid-In Capital	Treasury	Retained Earnings		Noncontrolling Interests	Total
	(in millions)
Balance at December 31, 2020	1,058	(1)	$5,268	$11,834	$(46)	$11,311	$(395)	$4,262	$32,234
Consolidated net income (loss)	—	—	—	—	—	1,135	—	(32)	1,103
Other comprehensive income	—	—	—	—	—	—	28	—	28
Stock issued	2	—	5	9	—	—	—	—	14
Stock-based compensation	—	—	—	9	—	—	—	—	9
Cash dividends of $0.64 per share	—	—	—	—	—	(678)	—	—	(678)
Capital contributions from noncontrolling interests	—	—	—	—	—	—	—	403	403
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(46)	(46)
Other	—	—	—	2	—	—	—	(1)	1
Balance at March 31, 2021	1,060	(1)	$5,273	$11,854	$(46)	$11,768	$(367)	$4,586	$33,068

Balance at December 31, 2021	1,061	(1)	$5,279	$11,950	$(47)	$10,929	$(237)	$4,402	$32,276
Consolidated net income (loss)	—	—	—	—	—	1,032	—	(45)	987
Other comprehensive income	—	—	—	—	—	—	42	—	42
Stock issued	3	—	7	31	—	—	—	—	38
Stock-based compensation	—	—	—	6	—	—	—	—	6
Cash dividends of $0.66 per share	—	—	—	—	—	(702)	—	—	(702)
Capital contributions from noncontrolling interests	—	—	—	—	—	—	—	73	73
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(98)	(98)
Other	—	—	—	7	(2)	2	—	—	7
Balance at March 31, 2022	1,064	(1)	$5,286	$11,994	$(49)	$11,261	$(195)	$4,332	$32,629
The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements

ALABAMA POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2022	2021
	(in millions)
Operating Revenues:
Retail revenues	$1,379	$1,352
Wholesale revenues, non-affiliates	114	92
Wholesale revenues, affiliates	65	32
Other revenues	91	83
Total operating revenues	1,649	1,559
Operating Expenses:
Fuel	333	291
Purchased power, non-affiliates	67	50
Purchased power, affiliates	26	30
Other operations and maintenance	409	361
Depreciation and amortization	215	211
Taxes other than income taxes	104	103
Total operating expenses	1,154	1,046
Operating Income	495	513
Other Income and (Expense):
Allowance for equity funds used during construction	16	12
Interest expense, net of amounts capitalized	(89)	(84)
Other income (expense), net	36	32
Total other income and (expense)	(37)	(40)
Earnings Before Income Taxes	458	473
Income taxes	107	110
Net Income	351	363
Dividends on Preferred Stock	4	4
Net Income After Dividends on Preferred Stock	$347	$359

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2022	2021
	(in millions)
Net Income	$351	$363
Other comprehensive income:
Qualifying hedges:
Changes in fair value, net of tax of $(1) and $—, respectively	(1)	—
Reclassification adjustment for amounts included in net income, net of tax of $— and $—, respectively	1	1
Total other comprehensive income	—	1
Comprehensive Income	$351	$364
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
ALABAMA POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2022	2021
	(in millions)
Operating Activities:
Net income	$351	$363
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	250	248
Deferred income taxes	35	33
Pension, postretirement, and other employee benefits	(48)	(29)
Settlement of asset retirement obligations	(38)	(49)
Retail fuel cost under recovery – long-term	(46)	—
Other, net	(27)	(14)
Changes in certain current assets and liabilities —
-Receivables	(4)	40
-Fossil fuel stock	23	38
-Prepayments	(85)	(73)
-Other current assets	(10)	(16)
-Accounts payable	(237)	(299)
-Accrued taxes	102	104
-Accrued compensation	(99)	(105)
-Retail fuel cost over recovery	—	(18)
-Other current liabilities	(13)	(9)
Net cash provided from operating activities	154	214
Investing Activities:
Property additions	(343)	(466)
Nuclear decommissioning trust fund purchases	(72)	(310)
Nuclear decommissioning trust fund sales	72	310
Cost of removal, net of salvage	(60)	(23)
Change in construction payables	39	32
Other investing activities	(1)	(9)
Net cash used for investing activities	(365)	(466)
Financing Activities:
Proceeds — Senior notes	700	—
Redemptions — Senior notes	(550)	—
Capital contributions from parent company	625	600
Payment of common stock dividends	(254)	(246)
Other financing activities	(17)	(13)
Net cash provided from financing activities	504	341
Net Change in Cash, Cash Equivalents, and Restricted Cash	293	89
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	1,060	530
Cash, Cash Equivalents, and Restricted Cash at End of Period	$1,353	$619
Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $4 and $3 capitalized for 2022 and 2021, respectively)	$110	$93
Noncash transactions —
Accrued property additions at end of period	188	198
Right-of-use assets obtained under leases	1	1
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
ALABAMA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Assets	At March 31, 2022	At December 31, 2021
	(in millions)
Current Assets:
Cash and cash equivalents	$1,353	$1,060
Receivables —
Customer accounts	417	410
Unbilled revenues	127	138
Affiliated	36	37
Other accounts and notes	64	55
Accumulated provision for uncollectible accounts	(15)	(14)
Fossil fuel stock	136	159
Materials and supplies	550	548
Prepaid expenses	126	41
Other regulatory assets	191	208
Other current assets	131	67
Total current assets	3,116	2,709
Property, Plant, and Equipment:
In service	33,333	33,135
Less: Accumulated provision for depreciation	10,451	10,313
Plant in service, net of depreciation	22,882	22,822
Nuclear fuel, at amortized cost	246	247
Construction work in progress	1,249	1,147
Total property, plant, and equipment	24,377	24,216
Other Property and Investments:
Nuclear decommissioning trusts, at fair value	1,257	1,325
Equity investments in unconsolidated subsidiaries	57	57
Miscellaneous property and investments	126	126
Total other property and investments	1,440	1,508
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	97	108
Deferred charges related to income taxes	243	240
Prepaid pension and other postretirement benefit costs	546	513
Regulatory assets – asset retirement obligations	1,663	1,547
Other regulatory assets, deferred	1,717	1,807
Other deferred charges and assets	371	334
Total deferred charges and other assets	4,637	4,549
Total Assets	$33,570	$32,982
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
ALABAMA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholder's Equity	At March 31, 2022	At December 31, 2021
	(in millions)
Current Liabilities:
Securities due within one year	$201	$751
Accounts payable —
Affiliated	194	309
Other	372	459
Customer deposits	106	106
Accrued taxes	200	98
Accrued interest	77	100
Accrued compensation	124	219
Asset retirement obligations	322	320
Other regulatory liabilities	148	215
Other current liabilities	128	125
Total current liabilities	1,872	2,702
Long-term Debt	9,631	8,936
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	3,619	3,573
Deferred credits related to income taxes	1,959	1,968
Accumulated deferred ITCs	86	88
Employee benefit obligations	179	171
Operating lease obligations	64	66
Asset retirement obligations, deferred	4,013	4,014
Other cost of removal obligations	144	192
Other regulatory liabilities, deferred	224	210
Other deferred credits and liabilities	56	58
Total deferred credits and other liabilities	10,344	10,340
Total Liabilities	21,847	21,978
Redeemable Preferred Stock	291	291
Common Stockholder's Equity (See accompanying statements)	11,432	10,713
Total Liabilities and Stockholder's Equity	$33,570	$32,982
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
ALABAMA POWER COMPANY
CONDENSED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY (UNAUDITED)

	Number of Common Shares Issued	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balance at December 31, 2020	31	$1,222	$5,413	$3,194	$(19)	$9,810
Net income after dividends on preferred stock	—	—	—	359	—	359
Capital contributions from parent company	—	—	602	—	—	602
Other comprehensive income	—	—	—	—	1	1
Cash dividends on common stock	—	—	—	(246)	—	(246)
Balance at March 31, 2021	31	$1,222	$6,015	$3,307	$(18)	$10,526

Balance at December 31, 2021	31	$1,222	$6,056	$3,448	$(13)	$10,713
Net income after dividends on preferred stock	—	—	—	347	—	347
Capital contributions from parent company	—	—	626	—	—	626
Cash dividends on common stock	—	—	—	(254)	—	(254)
Balance at March 31, 2022	31	$1,222	$6,682	$3,541	$(13)	$11,432
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements

GEORGIA POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2022	2021
	(in millions)
Operating Revenues:
Retail revenues	$2,017	$1,787
Wholesale revenues	66	43
Other revenues	125	140
Total operating revenues	2,208	1,970
Operating Expenses:
Fuel	419	313
Purchased power, non-affiliates	150	144
Purchased power, affiliates	206	136
Other operations and maintenance	517	474
Depreciation and amortization	351	338
Taxes other than income taxes	125	116
Estimated loss on Plant Vogtle Units 3 and 4	—	48
Total operating expenses	1,768	1,569
Operating Income	440	401
Other Income and (Expense):
Allowance for equity funds used during construction	32	31
Interest expense, net of amounts capitalized	(107)	(104)
Other income (expense), net	50	41
Total other income and (expense)	(25)	(32)
Earnings Before Income Taxes	415	369
Income taxes	30	18
Net Income	$385	$351
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2022	2021
	(in millions)
Net Income	$385	$351
Other comprehensive income:
Qualifying hedges:
Changes in fair value, net of tax of $3 and $—, respectively	9	—
Reclassification adjustment for amounts included in net income, net of tax of $1 and $—, respectively	1	2
Total other comprehensive income	10	2
Comprehensive Income	$395	$353
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
GEORGIA POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2022	2021
	(in millions)
Operating Activities:
Net income	$385	$351
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	397	384
Deferred income taxes	(6)	(86)
Pension, postretirement, and other employee benefits	(63)	(43)
Settlement of asset retirement obligations	(41)	(49)
Storm damage accruals	53	53
Retail fuel cost under recovery – long-term	(84)	—
Estimated loss on Plant Vogtle Units 3 and 4	—	48
Other, net	(85)	(19)
Changes in certain current assets and liabilities —
-Receivables	—	176
-Prepaid income taxes	(36)	—
-Other current assets	22	4
-Accounts payable	39	(74)
-Accrued taxes	(78)	(110)
-Accrued compensation	(79)	(68)
-Accrued interest	(43)	(34)
-Other current liabilities	(20)	(44)
Net cash provided from operating activities	361	489
Investing Activities:
Property additions	(749)	(775)
Nuclear decommissioning trust fund purchases	(221)	(241)
Nuclear decommissioning trust fund sales	217	236
Cost of removal, net of salvage	(140)	(40)
Change in construction payables, net of joint owner portion	14	(103)
Proceeds from dispositions	56	1
Other investing activities	14	9
Net cash used for investing activities	(809)	(913)
Financing Activities:
Increase in notes payable, net	410	145
Proceeds —
Senior notes	—	750
Short-term borrowings	450	—
Redemptions and repurchases —
Senior notes	(400)	(325)
FFB loan	(24)	(25)
Capital contributions from parent company	445	330
Payment of common stock dividends	(423)	(412)
Other financing activities	(17)	(19)
Net cash provided from financing activities	441	444
Net Change in Cash, Cash Equivalents, and Restricted Cash	(7)	20
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	33	9
Cash, Cash Equivalents, and Restricted Cash at End of Period	$26	$29
Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $16 and $15 capitalized for 2022 and 2021, respectively)	$139	$128
Noncash transactions —
Accrued property additions at end of period	459	445
Right-of-use assets obtained under operating leases	1	3
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
GEORGIA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Assets	At March 31, 2022	At December 31, 2021
	(in millions)
Current Assets:
Cash and cash equivalents	$26	$33
Receivables —
Customer accounts, net	561	547
Unbilled revenues	216	231
Joint owner accounts	60	116
Affiliated	12	25
Other accounts and notes	35	44
Fossil fuel stock	231	248
Materials and supplies	681	670
Regulatory assets – storm damage	4	48
Regulatory assets – asset retirement obligations	200	178
Assets from risk management activities	162	48
Other regulatory assets	248	241
Other current assets	124	130
Total current assets	2,560	2,559
Property, Plant, and Equipment:
In service	41,592	41,332
Less: Accumulated provision for depreciation	13,029	12,854
Plant in service, net of depreciation	28,563	28,478
Nuclear fuel, at amortized cost	593	577
Construction work in progress	7,086	6,688
Total property, plant, and equipment	36,242	35,743
Other Property and Investments:
Nuclear decommissioning trusts, at fair value	1,146	1,217
Equity investments in unconsolidated subsidiaries	51	50
Miscellaneous property and investments	74	69
Total other property and investments	1,271	1,336
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	1,120	1,157
Deferred charges related to income taxes	557	550
Prepaid pension costs	608	563
Deferred under recovered fuel clause revenues	494	410
Regulatory assets – asset retirement obligations, deferred	3,781	3,688
Other regulatory assets, deferred	2,067	1,964
Other deferred charges and assets	506	491
Total deferred charges and other assets	9,133	8,823
Total Assets	$49,206	$48,461
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
GEORGIA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholder's Equity	At March 31, 2022	At December 31, 2021
	(in millions)
Current Liabilities:
Securities due within one year	$275	$675
Notes payable	860	—
Accounts payable —
Affiliated	548	757
Other	873	702
Customer deposits	257	259
Accrued taxes	196	335
Accrued interest	93	136
Accrued compensation	124	232
Operating lease obligations	156	156
Asset retirement obligations	314	317
Other regulatory liabilities	336	280
Other current liabilities	292	254
Total current liabilities	4,324	4,103
Long-term Debt	13,088	13,109
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	3,155	3,019
Deferred credits related to income taxes	2,303	2,321
Accumulated deferred ITCs	326	328
Employee benefit obligations	390	402
Operating lease obligations, deferred	989	999
Asset retirement obligations, deferred	6,526	6,507
Other deferred credits and liabilities	456	439
Total deferred credits and other liabilities	14,145	14,015
Total Liabilities	31,557	31,227
Common Stockholder's Equity (See accompanying statements)	17,649	17,234
Total Liabilities and Stockholder's Equity	$49,206	$48,461
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
GEORGIA POWER COMPANY
CONDENSED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY (UNAUDITED)

	Number of Common Shares Issued	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balance at December 31, 2020	9	$398	$12,361	$3,789	$(47)	$16,501
Net income	—	—	—	351	—	351
Capital contributions from parent company	—	—	332	—	—	332
Other comprehensive income	—	—	—	—	2	2
Cash dividends on common stock	—	—	—	(412)	—	(412)
Balance at March 31, 2021	9	$398	$12,693	$3,728	$(45)	$16,774

Balance at December 31, 2021	9	$398	$14,153	$2,724	$(41)	$17,234
Net income	—	—	—	385	—	385
Capital contributions from parent company	—	—	443	—	—	443
Other comprehensive income	—	—	—	—	10	10
Cash dividends on common stock	—	—	—	(423)	—	(423)
Balance at March 31, 2022	9	$398	$14,596	$2,686	$(31)	$17,649
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements

MISSISSIPPI POWER COMPANY
CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2022	2021
	(in millions)
Operating Revenues:
Retail revenues	$217	$204
Wholesale revenues, non-affiliates	68	63
Wholesale revenues, affiliates	42	33
Other revenues	8	7
Total operating revenues	335	307
Operating Expenses:
Fuel and purchased power	132	106
Other operations and maintenance	76	68
Depreciation and amortization	45	47
Taxes other than income taxes	29	31
Total operating expenses	282	252
Operating Income	53	55
Other Income and (Expense):
Interest expense, net of amounts capitalized	(13)	(14)
Other income (expense), net	10	8
Total other income and (expense)	(3)	(6)
Earnings Before Income Taxes	50	49
Income taxes	8	4
Net Income and Comprehensive Income	$42	$45
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
MISSISSIPPI POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2022	2021
	(in millions)
Operating Activities:
Net income	$42	$45
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	55	53
Deferred income taxes	(5)	4
Other, net	17	(14)
Changes in certain current assets and liabilities —
-Receivables	(7)	7
-Retail fuel cost under recovery	(11)	—
-Other current assets	(11)	1
-Accounts payable	(9)	(30)
-Accrued taxes	(63)	(75)
-Accrued compensation	(18)	(16)
-Other current liabilities	(6)	(13)
Net cash used for operating activities	(16)	(38)
Investing Activities:
Property additions	(45)	(45)
Construction payables	(8)	(8)
Payments pursuant to LTSAs	(8)	(7)
Other investing activities	(7)	(7)
Net cash used for investing activities	(68)	(67)
Financing Activities:
Increase in notes payable, net	25	29
Capital contributions from parent company	50	100
Payment of common stock dividends	(43)	(39)
Net cash provided from financing activities	32	90
Net Change in Cash, Cash Equivalents, and Restricted Cash	(52)	(15)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	61	39
Cash, Cash Equivalents, and Restricted Cash at End of Period	$9	$24
Supplemental Cash Flow Information:
Cash paid during the period for —
Interest	$22	$16
Noncash transactions — Accrued property additions at end of period	17	26
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
MISSISSIPPI POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Assets	At March 31, 2022	At December 31, 2021
	(in millions)
Current Assets:
Cash and cash equivalents	$9	$61
Receivables —
Customer accounts, net	65	37
Unbilled revenues	36	34
Affiliated	17	29
Other accounts and notes	30	28
Fossil fuel stock	30	28
Materials and supplies	72	70
Assets from risk management activities	94	28
Other regulatory assets	61	54
Other current assets	10	13
Total current assets	424	382
Property, Plant, and Equipment:
In service	5,149	5,106
Less: Accumulated provision for depreciation	1,626	1,591
Plant in service, net of depreciation	3,523	3,515
Construction work in progress	111	127
Total property, plant, and equipment	3,634	3,642
Other Property and Investments	177	179
Deferred Charges and Other Assets:
Deferred charges related to income taxes	30	31
Prepaid pension costs	85	79
Regulatory assets – asset retirement obligations	235	232
Other regulatory assets, deferred	298	317
Accumulated deferred income taxes	115	118
Other deferred charges and assets	127	100
Total deferred charges and other assets	890	877
Total Assets	$5,125	$5,080
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
MISSISSIPPI POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholder's Equity	At March 31, 2022	At December 31, 2021
	(in millions)
Current Liabilities:
Securities due within one year	$1	$1
Notes payable	25	—
Accounts payable —
Affiliated	58	81
Other	53	47
Accrued taxes	56	120
Accrued compensation	20	36
Asset retirement obligations	28	30
Other regulatory liabilities	120	59
Other current liabilities	55	65
Total current liabilities	416	439
Long-term Debt	1,510	1,510
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	462	464
Deferred credits related to income taxes	269	269
Employee benefit obligations	88	88
Asset retirement obligations, deferred	161	160
Other cost of removal obligations	194	195
Other regulatory liabilities, deferred	84	64
Other deferred credits and liabilities	24	24
Total deferred credits and other liabilities	1,282	1,264
Total Liabilities	3,208	3,213
Common Stockholder's Equity (See accompanying statements)	1,917	1,867
Total Liabilities and Stockholder's Equity	$5,125	$5,080
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
MISSISSIPPI POWER COMPANY
CONDENSED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY (UNAUDITED)

	Number of Common Shares Issued	Common Stock	Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balance at December 31, 2020	1	$38	$4,460	$(2,754)	$(2)	$1,742
Net income	—	—	—	45	—	45
Capital contributions from parent company	—	—	100	—	—	100
Cash dividends on common stock	—	—	—	(39)	—	(39)
Balance at March 31, 2021	1	$38	$4,560	$(2,748)	$(2)	$1,848

Balance at December 31, 2021	1	$38	$4,582	$(2,753)	$—	$1,867
Net income	—	—	—	42	—	42
Capital contributions from parent company	—	—	51	—	—	51
Cash dividends on common stock	—	—	—	(43)	—	(43)
Balance at March 31, 2022	1	$38	$4,633	$(2,754)	$—	$1,917
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2022	2021
	(in millions)
Operating Revenues:
Wholesale revenues, non-affiliates	$426	$355
Wholesale revenues, affiliates	105	81
Other revenues	8	4
Total operating revenues	539	440
Operating Expenses:
Fuel	232	141
Purchased power	21	20
Other operations and maintenance	105	101
Depreciation and amortization	120	119
Taxes other than income taxes	13	12
Gain on dispositions, net	(2)	(39)
Total operating expenses	489	354
Operating Income	50	86
Other Income and (Expense):
Interest expense, net of amounts capitalized	(37)	(38)
Other income (expense), net	2	7
Total other income and (expense)	(35)	(31)
Earnings Before Income Taxes	15	55
Income taxes (benefit)	(12)	(10)
Net Income	27	65
Net loss attributable to noncontrolling interests	(45)	(32)
Net Income Attributable to Southern Power	$72	$97
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2022	2021
	(in millions)
Net Income	$27	$65
Other comprehensive income:
Qualifying hedges:
Changes in fair value, net of tax of $(6) and $(11), respectively	(17)	(33)
Reclassification adjustment for amounts included in net income, net of tax of $7 and $15, respectively	22	48
Pension and other postretirement benefit plans:
Reclassification adjustment for amounts included in net income, net of tax of $— and $—, respectively	—	1
Total other comprehensive income	5	16
Comprehensive Income	32	81
Comprehensive loss attributable to noncontrolling interests	(45)	(32)
Comprehensive Income Attributable to Southern Power	$77	$113
The accompanying notes as they relate to Southern Power are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2022	2021
	(in millions)
Operating Activities:
Net income	$27	$65
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	126	125
Deferred income taxes	12	(8)
Amortization of investment tax credits	(15)	(15)
Gain on dispositions, net	(2)	(39)
Other, net	(3)	(4)
Changes in certain current assets and liabilities —
-Receivables	11	23
-Prepaid income taxes	(8)	16
-Other current assets	—	3
-Accounts payable	(21)	19
-Accrued taxes	7	5
-Other current liabilities	(17)	(3)
Net cash provided from operating activities	117	187
Investing Activities:
Business acquisitions, net of cash acquired	—	(345)
Property additions	(19)	(147)
Proceeds from dispositions	29	17
Change in construction payables	(31)	(7)
Payments pursuant to LTSAs	(15)	(27)
Other investing activities	(1)	5
Net cash used for investing activities	(37)	(504)
Financing Activities:
Increase (decrease) in notes payable, net	(3)	140
Proceeds — Senior notes	—	400
Return of capital to parent company	—	(271)
Capital contributions from noncontrolling interests	73	313
Distributions to noncontrolling interests	(97)	(46)
Payment of common stock dividends	(49)	(51)
Other financing activities	—	(7)
Net cash provided from (used for) financing activities	(76)	478
Net Change in Cash, Cash Equivalents, and Restricted Cash	4	161
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	135	182
Cash, Cash Equivalents, and Restricted Cash at End of Period	$139	$343
Supplemental Cash Flow Information:
Cash paid (received) during the period for —
Interest (net of $— and $1 capitalized for 2022 and 2021, respectively)	$29	$26
Income taxes, net	(8)	(2)
Noncash transactions —
Contributions from noncontrolling interests	—	89
Contributions of wind turbine equipment	—	82
Accrued property additions at end of period	46	60
Right-of-use assets obtained under operating leases	—	65
Reassessment of right-of-use assets under operating leases	40	—
The accompanying notes as they relate to Southern Power are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Assets	At March 31, 2022	At December 31, 2021
	(in millions)
Current Assets:
Cash and cash equivalents	$130	$107
Receivables —
Customer accounts, net	160	139
Affiliated	26	51
Other	21	29
Materials and supplies	108	106
Prepaid income taxes	468	27
Other current assets	49	46
Total current assets	962	505
Property, Plant, and Equipment:
In service	14,594	14,585
Less: Accumulated provision for depreciation	3,341	3,241
Plant in service, net of depreciation	11,253	11,344
Construction work in progress	49	45
Total property, plant, and equipment	11,302	11,389
Other Property and Investments:
Intangible assets, net of amortization of $114 and $109, respectively	278	282
Equity investments in unconsolidated subsidiaries	56	86
Net investment in sales-type leases	159	161
Total other property and investments	493	529
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	517	479
Prepaid LTSAs	219	210
Income taxes receivable, non-current	23	20
Other deferred charges and assets	250	258
Total deferred charges and other assets	1,009	967
Total Assets	$13,766	$13,390
The accompanying notes as they relate to Southern Power are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholders' Equity	At March 31, 2022	At December 31, 2021
	(in millions)
Current Liabilities:
Securities due within one year	$666	$679
Notes payable	208	211
Accounts payable —
Affiliated	82	92
Other	67	85
Accrued taxes	21	14
Accrued interest	32	32
Other current liabilities	121	140
Total current liabilities	1,197	1,253
Long-term Debt	2,999	3,009
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	661	215
Accumulated deferred ITCs	1,600	1,614
Operating lease obligations	535	497
Other deferred credits and liabilities	218	204
Total deferred credits and other liabilities	3,014	2,530
Total Liabilities	7,210	6,792
Total Stockholders' Equity (See accompanying statements)	6,556	6,598
Total Liabilities and Stockholders' Equity	$13,766	$13,390
The accompanying notes as they relate to Southern Power are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Common Stockholders' Equity	Noncontrolling Interests	Total
	(in millions)
Balance at December 31, 2020	$914	$1,522	$(67)	$2,369	$4,262	$6,631
Net income (loss)	—	97	—	97	(32)	65
Return of capital to parent company	(271)	—	—	(271)	—	(271)
Other comprehensive income	—	—	16	16	—	16
Cash dividends on common stock	—	(51)	—	(51)	—	(51)
Capital contributions from noncontrolling interests	—	—	—	—	403	403
Distributions to noncontrolling interests	—	—	—	—	(46)	(46)
Other	(2)	1	(1)	(2)	(1)	(3)
Balance at March 31, 2021	$641	$1,569	$(52)	$2,158	$4,586	$6,744

Balance at December 31, 2021	$638	$1,585	$(27)	$2,196	$4,402	$6,598
Net income (loss)	—	72	—	72	(45)	27
Other comprehensive income	—	—	5	5	—	5
Cash dividends on common stock	—	(49)	—	(49)	—	(49)
Capital contributions from noncontrolling interests	—	—	—	—	73	73
Distributions to noncontrolling interests	—	—	—	—	(98)	(98)
Balance at March 31, 2022	$638	$1,608	$(22)	$2,224	$4,332	$6,556
The accompanying notes as they relate to Southern Power are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2022	2021
	(in millions)
Operating Revenues:
Natural gas revenues (includes revenue taxes of $71 and $54, respectively)	$2,058	$1,692
Alternative revenue programs	—	2
Total operating revenues	2,058	1,694
Operating Expenses:
Cost of natural gas	1,095	583
Other operations and maintenance	305	299
Depreciation and amortization	137	130
Taxes other than income taxes	100	81
Total operating expenses	1,637	1,093
Operating Income	421	601
Other Income and (Expense):
Earnings from equity method investments	40	41
Interest expense, net of amounts capitalized	(61)	(60)
Other income (expense), net	16	(63)
Total other income and (expense)	(5)	(82)
Earnings Before Income Taxes	416	519
Income taxes	97	121
Net Income	$319	$398
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2022	2021
	(in millions)
Net Income	$319	$398
Other comprehensive income:
Qualifying hedges:
Changes in fair value, net of tax of $10 and $—, respectively	26	1
Reclassification adjustment for amounts included in net income, net of tax of $(2) and $1, respectively	(6)	3
Total other comprehensive income	20	4
Comprehensive Income	$339	$402
The accompanying notes as they relate to Southern Company Gas are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2022	2021
	(in millions)
Operating Activities:
Net income	$319	$398
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	137	130
Deferred income taxes	5	160
Mark-to-market adjustments	(38)	64
Natural gas cost under recovery – long-term	162	(185)
Other, net	41	5
Changes in certain current assets and liabilities —
-Receivables	(115)	74
-Natural gas for sale, net of temporary LIFO liquidation	450	456
-Prepaid income taxes	34	(51)
-Natural gas cost under recovery	(40)	(487)
-Other current assets	39	17
-Accounts payable	(23)	(7)
-Accrued taxes	54	10
-Other current liabilities	(1)	(34)
Net cash provided from operating activities	1,024	550
Investing Activities:
Property additions	(247)	(251)
Cost of removal, net of salvage	(20)	(16)
Change in construction payables, net	(5)	(47)
Other investing activities	1	6
Net cash used for investing activities	(271)	(308)
Financing Activities:
Decrease in notes payable, net	(577)	(127)
Proceeds — Short-term borrowings	—	300
Redemptions —
Short-term borrowings	(100)	—
Medium-term notes	—	(30)
Capital contributions from parent company	39	39
Payment of common stock dividends	(130)	(132)
Net cash provided from (used for) financing activities	(768)	50
Net Change in Cash, Cash Equivalents, and Restricted Cash	(15)	292
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	48	19
Cash, Cash Equivalents, and Restricted Cash at End of Period	$33	$311
Supplemental Cash Flow Information:
Cash paid (received) during the period for —
Interest (net of $2 capitalized for both 2022 and 2021)	$55	$52
Income taxes, net	—	(1)
Noncash transactions — Accrued property additions at end of period	107	95
The accompanying notes as they relate to Southern Company Gas are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Assets	At March 31, 2022	At December 31, 2021
	(in millions)
Current Assets:
Cash and cash equivalents	$31	$45
Receivables —
Customer accounts	603	462
Unbilled revenues	245	278
Other accounts and notes	52	49
Accumulated provision for uncollectible accounts	(51)	(39)
Natural gas for sale	121	362
Prepaid expenses	88	114
Assets from risk management activities, net of collateral	53	33
Natural gas cost under recovery	306	266
Other regulatory assets	104	136
Other current assets	47	49
Total current assets	1,599	1,755
Property, Plant, and Equipment:
In service	19,035	18,880
Less: Accumulated depreciation	5,159	5,067
Plant in service, net of depreciation	13,876	13,813
Construction work in progress	768	684
Total property, plant, and equipment	14,644	14,497
Other Property and Investments:
Goodwill	5,015	5,015
Equity investments in unconsolidated subsidiaries	1,178	1,173
Other intangible assets, net of amortization of $148 and $145, respectively	34	37
Miscellaneous property and investments	19	19
Total other property and investments	6,246	6,244
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	67	70
Prepaid pension costs	183	175
Other regulatory assets, deferred	508	689
Other deferred charges and assets	130	130
Total deferred charges and other assets	888	1,064
Total Assets	$23,377	$23,560
The accompanying notes as they relate to Southern Company Gas are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholder's Equity	At March 31, 2022	At December 31, 2021
	(in millions)
Current Liabilities:
Securities due within one year	$46	$47
Notes payable	532	1,209
Accounts payable —
Affiliated	40	58
Other	349	361
Customer deposits	72	95
Accrued taxes	191	124
Accrued interest	68	59
Accrued compensation	66	110
Temporary LIFO liquidation	209	—
Other regulatory liabilities	72	8
Other current liabilities	140	155
Total current liabilities	1,785	2,226
Long-term Debt	6,814	6,855
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	1,568	1,555
Deferred credits related to income taxes	808	816
Employee benefit obligations	168	176
Operating lease obligations	58	59
Other cost of removal obligations	1,692	1,683
Accrued environmental remediation	189	197
Other deferred credits and liabilities	120	77
Total deferred credits and other liabilities	4,603	4,563
Total Liabilities	13,202	13,644
Common Stockholder's Equity (See accompanying statements)	10,175	9,916
Total Liabilities and Stockholder's Equity	$23,377	$23,560
The accompanying notes as they relate to Southern Company Gas are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (UNAUDITED)

	Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balance at December 31, 2020	$9,930	$(141)	$(22)	$9,767
Net income	—	398	—	398
Capital contributions from parent company	57	—	—	57
Other comprehensive income	—	—	4	4
Cash dividends on common stock	—	(132)	—	(132)
Balance at March 31, 2021	9,987	125	(18)	10,094

Balance at December 31, 2021	$10,024	$(132)	$24	$9,916
Net income	—	319	—	319
Capital contributions from parent company	50	—	—	50
Other comprehensive income	—	—	20	20
Cash dividends on common stock	—	(130)	—	(130)
Balance at March 31, 2022	$10,074	$57	$44	$10,175
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

Registrant	Applicable Notes
Southern Company	A, B, C, D, E, F, G, H, I, J, K, L
Alabama Power	A, B, C, D, F, G, H, I, J
Georgia Power	A, B, C, D, F, G, H, I, J
Mississippi Power	A, B, C, D, F, G, H, I, J
Southern Power	A, C, D, E, F, G, H, I, J, K
Southern Company Gas	A, B, C, D, E, F, G, H, I, J, L

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(A) INTRODUCTION
The condensed quarterly financial statements of each Registrant included herein have been prepared by such Registrant, without audit, pursuant to the rules and regulations of the SEC. The Condensed Balance Sheets at December 31, 2021 have been derived from the audited financial statements of each Registrant. In the opinion of each Registrant's management, the information regarding such Registrant furnished herein reflects all adjustments, which, except as otherwise disclosed, are of a normal recurring nature, necessary to present fairly the results of operations for the periods ended March 31, 2022 and 2021. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although each Registrant believes that the disclosures regarding such Registrant are adequate to make the information presented not misleading. Disclosures which would substantially duplicate the disclosures in the Form 10-K and details which have not changed significantly in amount or composition since the filing of the Form 10-K are generally omitted from this Quarterly Report on Form 10-Q unless specifically required by GAAP. Therefore, these Condensed Financial Statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K. Due to the seasonal variations in the demand for energy and other factors, operating results for the periods presented are not necessarily indicative of the operating results to be expected for the full year.
Certain prior year data presented in the financial statements have been reclassified to conform to the current year presentation. These reclassifications had no impact on the overall results of operations, financial position, or cash flows of any Registrant.
Goodwill and Other Intangible Assets
Goodwill at March 31, 2022 and December 31, 2021 was as follows:

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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Other intangible assets were as follows:

	At March 31, 2022			At December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Other Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Other Intangible Assets, Net
	(in millions)			(in millions)
Southern Company
Other intangible assets subject to amortization:
Customer relationships	$212	$(152)	$60	$212	$(150)	$62
Trade names	64	(41)	23	64	(38)	26
PPA fair value adjustments	390	(114)	276	390	(109)	281
Other	11	(10)	1	11	(10)	1
Total other intangible assets subject to amortization	$677	$(317)	$360	$677	$(307)	$370
Other intangible assets not subject to amortization:
Federal Communications Commission licenses	75	—	75	75	—	75
Total other intangible assets	$752	$(317)	$435	$752	$(307)	$445

Southern Power
Other intangible assets subject to amortization:
PPA fair value adjustments	$390	$(114)	$276	$390	$(109)	$281

Southern Company Gas
Other intangible assets subject to amortization:
Gas marketing services
Customer relationships	$156	$(132)	$24	$156	$(130)	$26
Trade names	26	(16)	10	26	(15)	11
Total other intangible assets subject to amortization	$182	$(148)	$34	$182	$(145)	$37

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Amortization associated with other intangible assets was as follows:

Three Months Ended
March 31, 2022
(in millions)
Southern Company(a)	$10
Southern Power(b)	5
Southern Company Gas	3
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
Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed balance sheets that total to the amount shown in the condensed statements of cash flows for the applicable Registrants:

	Southern Company		Southern Power		Southern Company Gas
	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
	(in millions)
Cash and cash equivalents	$1,662	$1,798	$130	$107	$31	$45
Restricted cash(a):
Other current assets	2	2	—	—	2	2
Other deferred charges and assets	9	29	9	29	—	—
Total cash, cash equivalents, and restricted cash(b)	$1,673	$1,829	$139	$135	$33	$48
(a)For Southern Power, restricted cash reflects $9 million and $10 million at March 31, 2022 and December 31, 2021, respectively, held to fund estimated construction completion costs at the Deuel Harvest wind facility and $19 million at December 31, 2021 related to tax equity contributions restricted until the Garland battery energy storage facility achieved final contracted capacity. For Southern Company Gas, reflects restricted cash held as collateral for workers' compensation, life insurance, and long-term disability insurance.
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
Southern Company Gas recorded no material adjustments to natural gas inventories for either period presented. Nicor Gas' inventory decrement at March 31, 2022 is expected to be restored prior to year end.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Depreciation and Amortization
See Note 5 to the financial statements under "Depreciation and Amortization – Southern Power" in Item 8 of the Form 10-K for additional information.
Effective January 1, 2022, Southern Power revised the depreciable lives of its wind generating facilities from up to 30 years to up to 35 years. This revision resulted in an immaterial decrease in depreciation for the three months ended March 31, 2022 and is expected to result in an immaterial decrease in annual depreciation for 2022.
(B) REGULATORY MATTERS
See Note 2 to the financial statements in Item 8 of the Form 10-K for additional information relating to regulatory matters.
The recovery balances for certain retail regulatory clauses of the traditional electric operating companies and Southern Company Gas at March 31, 2022 and December 31, 2021 were as follows:

Regulatory Clause	Balance Sheet Line Item	March 31, 2022	December 31, 2021
		(in millions)
Alabama Power
Rate CNP Compliance	Other regulatory assets, deferred	$12	$16
Rate CNP PPA	Other regulatory assets, deferred	84	84
Retail Energy Cost Recovery(*)	Other regulatory assets, deferred	46	126
Georgia Power
Fuel Cost Recovery	Deferred under recovered fuel clause revenues	$494	$410
Mississippi Power
Fuel Cost Recovery	Other customer accounts receivable	$16	$4
Ad Valorem Tax	Other regulatory assets, current	12	12
	Other regulatory assets, deferred	33	37
Southern Company Gas
Natural Gas Cost Recovery	Natural gas cost under recovery	$306	$266
	Other regulatory assets, deferred	44	207
	Other regulatory liabilities, current	13	—
(*)In accordance with an Alabama PSC order issued on February 1, 2022, Alabama Power applied $126 million of its 2021 Rate RSE refund to reduce the Rate ECR under recovered balance.
Alabama Power
Certificate of Convenience and Necessity
On March 25, 2022, the FERC approved Alabama Power's acquisition of the Calhoun Generating Station, which is expected to be completed by September 30, 2022. The completion of the acquisition remains subject to approval by the Alabama PSC. The ultimate outcome of this matter cannot be determined at this time.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Georgia Power
Rate Plan
In 2020, the Georgia PSC denied a motion for reconsideration filed by the Sierra Club regarding the Georgia PSC's decision in the 2019 ARP allowing Georgia Power to recover compliance costs for CCR AROs. The Superior Court of Fulton County subsequently affirmed the Georgia PSC's decision and, in October 2021, the Georgia Court of Appeals affirmed the Superior Court of Fulton County's order. In December 2021, the Sierra Club filed a petition for writ of certiorari to the Georgia Supreme Court. The ultimate outcome of this matter cannot be determined at this time. See Note 6 to the financial statements in Item 8 of the Form 10-K for additional information regarding Georgia Power's AROs.
Integrated Resource Plan
In light of the ongoing supply chain challenges in the solar industry, Georgia Power amended the 970 MWs of utility-scale PPAs authorized in its 2019 Integrated Resource Plan to extend by one year the in-service dates for solar generation resources to the end of 2024.
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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Cost and Schedule
Georgia Power's approximate proportionate share of the remaining estimated capital cost to complete Plant Vogtle Units 3 and 4, including contingency, through the end of the first quarter 2023 and the fourth quarter 2023, respectively, is as follows:

(in millions)
Base project capital cost forecast(a)(b)	$10,294
Construction contingency estimate	107
Total project capital cost forecast(a)(b)	10,401
Net investment at March 31, 2022(b)	(8,715)
Remaining estimate to complete	$1,686
(a)Includes approximately $590 million of costs that are not shared with the other Vogtle Owners and approximately $440 million of incremental costs under the cost-sharing and tender provisions of the joint ownership agreements described below. Excludes financing costs expected to be capitalized through AFUDC of approximately $377 million, of which $221 million had been accrued through March 31, 2022.
(b)Net of $1.7 billion received from Toshiba under the Guarantee Settlement Agreement and approximately $188 million in related customer refunds.
Georgia Power estimates that its financing costs for construction of Plant Vogtle Units 3 and 4 will total approximately $3.4 billion, of which $3.0 billion had been incurred through March 31, 2022.
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
Since March 2020, the number of active COVID-19 cases at the site has fluctuated consistent with the surrounding area and impacted productivity levels and pace of activity completion, with the site experiencing peaks in the number of active cases in January 2021, August 2021, and January 2022. Georgia Power estimates the productivity impacts of the COVID-19 pandemic have consumed approximately three to four months of schedule margin previously embedded in the site work plan for Unit 3 and Unit 4. As of March 31, 2022, Georgia Power's proportionate share of the estimated incremental cost associated with COVID-19 mitigation actions and impacts on construction productivity is estimated to be between $160 million and $200 million and is included in the total project capital cost forecast. The continuing effects of the COVID-19 pandemic could further disrupt or delay construction and testing activities at Plant Vogtle Units 3 and 4.
Fuel load for Unit 3 is projected during the third quarter or the fourth quarter 2022 with an in-service date projected during the fourth quarter 2022 or the first quarter 2023. Unit 3's projected schedule primarily depends on improvements in overall construction productivity and production levels, the volume and completion of construction remediation work, completion of work packages, including inspection records, and other documentation necessary to submit the remaining ITAACs and begin fuel load, the pace of system and area turnovers, and the progression of startup and other testing. An in-service date during the third quarter or the fourth quarter 2023 for Unit 4 is projected. Unit 4's projected schedule primarily depends on overall construction productivity and production levels improving as well as appropriate levels of craft laborers, particularly electricians and pipefitters, being added and maintained. Any further delays could result in later in-service dates.
During the first quarter 2022, established construction contingency totaling $43 million was assigned to the base capital cost forecast for costs primarily associated with construction productivity, the pace of system turnovers, and support resources for Units 3 and 4.
As Unit 3 completes system turnover from construction and moves to testing and transition to operations, ongoing and potential future challenges include construction productivity, completion of construction remediation work,

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
completion of work packages, including inspection records, and other documentation necessary to submit the remaining ITAACs and begin fuel load, and final component and pre-operational tests. As Unit 4 progresses through construction and continues to transition into testing, ongoing and potential future challenges include the pace and quality of electrical installation; availability of craft and supervisory resources, including the temporary diversion of such resources to support Unit 3 construction efforts; the pace of work package closures and system turnovers; and the timeframe and duration of hot functional and other testing. As construction, including subcontract work, continues on both Units 3 and 4, ongoing or future challenges include management of contractors and vendors; subcontractor performance; supervision of craft labor and related productivity, particularly in the installation of electrical, mechanical, and instrumentation and controls commodities, ability to attract and retain craft labor, and/or related cost escalation; and procurement and related installation. New challenges may arise, particularly as Units 3 and 4 move into initial testing and start-up, which may result in required engineering changes or remediation related to plant systems, structures, or components (some of which are based on new technology that only within the last few years began initial operation in the global nuclear industry at this scale). The ongoing and potential future challenges described above may change the projected schedule and estimated cost.
There have been technical and procedural challenges to the construction and licensing of Plant Vogtle Units 3 and 4 at the federal and state level and additional challenges may arise. In addition, certain license amendment requests have been filed and approved or are pending before the NRC. Processes are in place that are designed to ensure compliance with the requirements specified in the Westinghouse Design Control Document and the combined construction and operating licenses, including inspections by Southern Nuclear and the NRC that occur throughout construction. In connection with the additional construction remediation work described above, Southern Nuclear reviewed the project's construction quality programs and, where needed, is implementing improvement plans consistent with these processes. On March 25, 2022, the NRC completed its follow-up inspection related to the November 2021 final significance report on its special inspection to review the root cause of this additional construction remediation work and the corresponding corrective action plans. The NRC closed the two white findings identified in November 2021 and returned Vogtle Unit 3 to the NRC's baseline inspection program.
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
Pursuant to the Global Amendments: (i) each Vogtle Owner must pay its proportionate share of qualifying construction costs for Plant Vogtle Units 3 and 4 based on its ownership percentage up to the estimated cost at completion (EAC) for Plant Vogtle Units 3 and 4 which formed the basis of Georgia Power's forecast of $8.4 billion in the nineteenth VCM plus $800 million; (ii) Georgia Power will be responsible for 55.7% of actual qualifying construction costs between $800 million and $1.6 billion over the EAC in the nineteenth VCM (resulting in $80 million of potential additional costs to Georgia Power), with the remaining Vogtle Owners responsible for 44.3% of such costs pro rata in accordance with their respective ownership interests; and (iii) Georgia Power will be responsible for 65.7% of qualifying construction costs between $1.6 billion and $2.1 billion over the EAC in the nineteenth VCM (resulting in a further $100 million of potential additional costs to Georgia Power), with the remaining Vogtle Owners responsible for 34.3% of such costs pro rata in accordance with their respective ownership interests. If the EAC is revised and exceeds the EAC in the nineteenth VCM by more than $2.1 billion, each of the other Vogtle Owners will have a one-time option at the time the project budget cost forecast is so revised to tender a portion of its ownership interest to Georgia Power in exchange for Georgia Power's agreement to pay 100% of such Vogtle Owner's remaining share of total construction costs in excess of the EAC in the nineteenth VCM plus $2.1 billion.
For purposes of the foregoing provisions, qualifying construction costs will not include costs (i) resulting from force majeure events, including epidemics and quarantines, governmental actions or inactions (or significant delays associated with issuance of such actions) that affect the licensing, completion, start-up, operations, or financing of Plant Vogtle Units 3 and 4, administrative proceedings or litigation regarding ITAAC or other regulatory challenges to commencement of operation of Plant Vogtle Units 3 and 4, and changes in laws or regulations governing Plant Vogtle Units 3 and 4, (ii) legal fees and legal expenses incurred due to litigation with contractors or subcontractors that are not subsidiaries or affiliates of Southern Company, and (iii) additional costs caused by requests from the Vogtle Owners other than Georgia Power, except for the exercise of a right to vote granted under the Vogtle Joint Ownership Agreements, that increase costs by $100,000 or more.
In addition, pursuant to the Global Amendments, the holders of at least 90% of the ownership interests in Plant Vogtle Units 3 and 4 must vote to continue construction if certain adverse events occur, including, among other events: (i) the bankruptcy of Toshiba; (ii) the termination or rejection in bankruptcy of certain agreements, including the Vogtle Services Agreement, the Bechtel Agreement, or the agency agreement with Southern Nuclear; (iii) Georgia Power's public announcement of its intention not to submit for rate recovery any portion of its investment in Plant Vogtle Units 3 and 4 or the Georgia PSC determines that any of Georgia Power's costs relating to the construction of Plant Vogtle Units 3 and 4 will not be recovered in retail rates, excluding any additional amounts paid by Georgia Power on behalf of the other Vogtle Owners pursuant to the Global Amendments described above and the first 6% of costs during any six-month VCM reporting period that are disallowed by the Georgia PSC for

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
recovery, or for which Georgia Power elects not to seek cost recovery, through retail rates; and (iv) an incremental extension of one year or more from the seventeenth VCM report estimated in-service dates of November 2021 and November 2022 for Units 3 and 4, respectively. The schedule extension announced in February 2022 triggered the requirement for a vote to continue construction. Effective February 25, 2022, all of the Vogtle Owners had voted to continue construction.
Georgia Power and the other Vogtle Owners do not agree on either the starting dollar amount for the determination of cost increases subject to the cost-sharing and tender provisions of the Global Amendments or the extent to which COVID-19-related costs impact those provisions. Based on the definition in the Global Amendments, Georgia Power believes the starting dollar amount is $18.38 billion and the current project capital cost forecast exceeds the cost-sharing provision threshold, but not the tender provision threshold. The other Vogtle Owners have notified Georgia Power that they believe the current project capital cost forecast exceeds the cost-sharing thresholds and triggers the tender provisions under the Global Amendments. Georgia Power recorded a pre-tax charge to income in the fourth quarter 2021 of approximately $440 million ($328 million after tax) associated with these cost-sharing and tender provisions, which is included in the total project capital cost forecast. Georgia Power may be required to record further pre-tax charges to income of up to approximately $460 million associated with these provisions based on the current project capital cost forecast. Georgia Power's incremental charges associated with these provisions, which relate to the other Vogtle Owners' share of costs, will not be recovered from retail customers. In October 2021, Georgia Power and the other Vogtle Owners entered into an agreement to clarify the process for the tender provisions of the Global Amendments to provide for a decision between 120 and 180 days after the tender option is triggered, which the other Vogtle Owners assert occurred on February 14, 2022.
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
Regulatory Matters
In 2009, the Georgia PSC voted to certify construction of Plant Vogtle Units 3 and 4 with a certified capital cost of $4.418 billion. In addition, in 2009 the Georgia PSC approved inclusion of the Plant Vogtle Units 3 and 4 related CWIP accounts in rate base, and the State of Georgia enacted the Georgia Nuclear Energy Financing Act, which allows Georgia Power to recover financing costs for Plant Vogtle Units 3 and 4. Financing costs are recovered on all applicable certified costs through annual adjustments to the NCCR tariff up to the certified capital cost of $4.418 billion. At March 31, 2022, Georgia Power had recovered approximately $2.8 billion of financing costs. Financing costs related to capital costs above $4.418 billion are being recognized through AFUDC and are expected to be recovered through retail rates over the life of Plant Vogtle Units 3 and 4; however, Georgia Power is not recording AFUDC related to any capital costs in excess of the total deemed reasonable by the Georgia PSC (currently $7.3 billion) and not requested for rate recovery. In November 2021, the Georgia PSC approved Georgia Power's request to decrease the NCCR tariff by $78 million annually, effective January 1, 2022.
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
In 2016, the Georgia PSC voted to approve a settlement agreement (Vogtle Cost Settlement Agreement) resolving certain prudency matters in connection with the fifteenth VCM report. In December 2017, the Georgia PSC voted to approve (and issued its related order on January 11, 2018) Georgia Power's seventeenth VCM report and modified the Vogtle Cost Settlement Agreement. The Vogtle Cost Settlement Agreement, as modified by the January 11,

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
2018 order, resolved the following regulatory matters related to Plant Vogtle Units 3 and 4: (i) none of the $3.3 billion of costs incurred through December 31, 2015 and reflected in the fourteenth VCM report should be disallowed from rate base on the basis of imprudence; (ii) the Contractor Settlement Agreement was reasonable and prudent and none of the $0.3 billion paid pursuant to the Contractor Settlement Agreement should be disallowed from rate base on the basis of imprudence; (iii) (a) capital costs incurred up to $5.68 billion would be presumed to be reasonable and prudent with the burden of proof on any party challenging such costs, (b) Georgia Power would have the burden to show that any capital costs above $5.68 billion were prudent, and (c) a revised capital cost forecast of $7.3 billion (after reflecting the impact of payments received under the Guarantee Settlement Agreement and related customer refunds) was found reasonable; (iv) construction of Plant Vogtle Units 3 and 4 should be completed, with Southern Nuclear serving as project manager and Bechtel as primary contractor; (v) approved and deemed reasonable Georgia Power's revised schedule placing Plant Vogtle Units 3 and 4 in service in November 2021 and November 2022, respectively; (vi) confirmed that the revised cost forecast does not represent a cost cap and that a prudence proceeding on cost recovery will occur following Unit 4 fuel load, consistent with applicable Georgia law; (vii) reduced the ROE used to calculate the NCCR tariff (a) from 10.95% (the ROE rate setting point authorized by the Georgia PSC in the 2013 alternate rate plan) to 10.00% effective January 1, 2016, (b) from 10.00% to 8.30%, effective January 1, 2020, and (c) from 8.30% to 5.30%, effective January 1, 2021 (provided that the ROE in no case will be less than Georgia Power's average cost of long-term debt); (viii) reduced the ROE used for AFUDC equity for Plant Vogtle Units 3 and 4 from 10.00% to Georgia Power's average cost of long-term debt, effective January 1, 2018; and (ix) agreed that effective the first month after Unit 3 reaches commercial operation, retail base rates would be adjusted to include the costs related to Unit 3 and common facilities deemed prudent in the Vogtle Cost Settlement Agreement (see Note 2 to the financial statements under "Georgia Power – Plant Vogtle Unit 3 and Common Facilities Rate Proceeding" in Item 8 of the Form 10-K for additional information). The January 11, 2018 order also stated that if Plant Vogtle Units 3 and 4 are not commercially operational by June 1, 2021 and June 1, 2022, respectively, the ROE used to calculate the NCCR tariff will be further reduced by 10 basis points each month (but not lower than Georgia Power's average cost of long-term debt) until the respective Unit is commercially operational. The ROE reductions negatively impacted earnings by approximately $270 million in 2021 and are estimated to have negative earnings impacts of approximately $300 million and $265 million in 2022 and 2023, respectively. In its January 11, 2018 order, the Georgia PSC also stated if other conditions change and assumptions upon which Georgia Power's seventeenth VCM report are based do not materialize, the Georgia PSC reserved the right to reconsider the decision to continue construction.
In the August 2021 order approving the twenty-fourth VCM report, the Georgia PSC approved a stipulation addressing the following matters: (i) beginning with its twenty-fifth VCM report, Georgia Power will continue to report to the Georgia PSC all costs incurred during the period for review and will request for approval costs up to the $7.3 billion determined to be reasonable in the Georgia PSC's seventeenth VCM order and (ii) Georgia Power will not seek rate recovery of the $0.7 billion increase to the base capital cost forecast included in the nineteenth VCM report and charged to income by Georgia Power in the second quarter 2018. In addition, the stipulation confirms Georgia Power may request verification and approval of costs above $7.3 billion for inclusion in rate base at a later time, but no earlier than the prudence review contemplated by the seventeenth VCM order described previously.
The Georgia PSC has approved 25 VCM reports covering periods through June 30, 2021. These reports reflect total construction capital costs incurred of $7.9 billion (net of $1.7 billion of payments received under the Guarantee Settlement Agreement and approximately $188 million in related customer refunds), of which the Georgia PSC has verified and approved $7.3 billion as described above. Georgia Power filed its twenty-sixth VCM report with the Georgia PSC on February 17, 2022, reflecting $584 million of additional construction capital costs incurred through December 31, 2021 and the total capital cost forecast described above.
The ultimate outcome of these matters cannot be determined at this time.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Mississippi Power
Performance Evaluation Plan
On March 15, 2022, Mississippi Power submitted its annual retail PEP filing for 2022 to the Mississippi PSC, which requested a 1.9%, or approximately $18 million, annual increase in revenues, primarily due to increases in investment, operations and maintenance expenses, and depreciation and amortization. In accordance with the PEP rate schedule, the rate increase became effective with the first billing cycle of April 2022, subject to refund. The related proceedings are expected to conclude in summer 2022; however, the ultimate outcome of this matter cannot be determined at this time.
Ad Valorem Tax Adjustment
On April 13, 2022, Mississippi Power submitted its annual ad valorem tax adjustment filing for 2022, which requested a $5 million annual increase in revenues. The ultimate outcome of this matter cannot be determined at this time.
Southern Company Gas
Infrastructure Replacement Programs and Capital Projects
Capital expenditures incurred under specific infrastructure replacement programs and capital projects during the first three months of 2022 were as follows:

Utility	Program	Three Months Ended March 31, 2022
		(in millions)
Nicor Gas	Investing in Illinois	$51
Virginia Natural Gas	Steps to Advance Virginia's Energy	14
Atlanta Gas Light	System Reinforcement Rider	14
Chattanooga Gas	Pipeline Replacement Program	1
Total		$80
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
The plaintiffs in each of these cases seek to recover, on behalf of Southern Company, unspecified actual damages and, on each plaintiff's own behalf, attorneys' fees and costs in bringing the lawsuit. The plaintiffs also seek certain changes to Southern Company's corporate governance and internal processes. On January 21, 2022, the plaintiffs in the federal court action filed a motion for preliminary approval of settlement, together with an executed stipulation of settlement, which applies to both actions. On March 11, 2022, the U.S. District Court for the Northern District of Georgia entered an order preliminarily approving the settlement. The proposed settlement consists of an aggregate payment by Southern Company's insurers of approximately $4.5 million for attorneys' fees and expenses, as well as adoption of various corporate governance reforms by Southern Company. The terms of the proposed settlement and the corporate governance reforms remain subject to final approval by the court.
Georgia Power
In 2011, plaintiffs filed a putative class action against Georgia Power in the Superior Court of Fulton County, Georgia alleging that Georgia Power's collection in rates of amounts for municipal franchise fees (which fees are paid to municipalities) exceeded the amounts allowed in orders of the Georgia PSC and alleging certain state law claims. This case has been ruled upon and appealed numerous times over the last several years. In 2019, the Georgia PSC issued an order that found Georgia Power has appropriately implemented the municipal franchise fee schedule. In March 2021, the Superior Court of Fulton County granted class certification and Georgia Power's motion for summary judgment and the plaintiffs filed a notice of appeal. In April 2021, Georgia Power filed a notice of cross appeal on the issue of class certification. In December 2021, the Georgia Court of Appeals affirmed the Superior Court's ruling that granted summary judgment to Georgia Power and dismissed Georgia Power's cross appeal on the issue of class certification as moot. Also in December 2021, the plaintiffs filed a petition for writ of certiorari to the Georgia Supreme Court. The amount of any possible losses cannot be estimated at this time because, among other factors, it is unknown whether any losses would be subject to recovery from any municipalities.
In July 2020, a group of individual plaintiffs filed a complaint in the Superior Court of Fulton County, Georgia against Georgia Power alleging that releases from Plant Scherer have impacted groundwater, surface water, and air, resulting in alleged personal injuries and property damage. The plaintiffs seek an unspecified amount of monetary damages including punitive damages, a medical monitoring fund, and injunctive relief. Georgia Power has filed multiple motions to dismiss the complaint. In October 2021, three additional complaints were filed in the Superior Court of Monroe County, Georgia against Georgia Power alleging that releases from Plant Scherer have impacted groundwater and air, resulting in alleged personal injuries and property damage. The plaintiffs seek an unspecified amount of monetary damages including punitive damages. In November 2021, Georgia Power filed a notice to remove the three cases pending in the Superior Court of Monroe County, Georgia to the U.S. District Court for the Middle District of Georgia. On February 7, 2022, four additional complaints were filed in the Superior Court of Monroe County, Georgia against Georgia Power seeking damages for alleged personal injuries or property damage. On March 9, 2022, Georgia Power filed a notice to remove the four cases pending in the Superior Court of Monroe

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
County, Georgia to the U.S. District Court for the Middle District of Georgia. The amount of any possible losses from these matters cannot be estimated at this time.
Mississippi Power
In 2018, Ray C. Turnage and 10 other individual plaintiffs filed a putative class action complaint against Mississippi Power and the three then-serving members of the Mississippi PSC in the U.S. District Court for the Southern District of Mississippi, which was amended in March 2019 to include four additional plaintiffs. Mississippi Power received Mississippi PSC approval in 2013 to charge a mirror CWIP rate premised upon including in its rate base pre-construction and construction costs for the Kemper IGCC prior to placing the Kemper IGCC into service. The Mississippi Supreme Court reversed that approval and ordered Mississippi Power to refund the amounts paid by customers under the previously-approved mirror CWIP rate. The plaintiffs allege that the initial approval process, and the amount approved, were improper and make claims for gross negligence, reckless conduct, and intentional wrongdoing. They also allege that Mississippi Power underpaid customers by up to $23.5 million in the refund process by applying an incorrect interest rate. The plaintiffs seek to recover, on behalf of themselves and their putative class, actual damages, punitive damages, pre-judgment interest, post-judgment interest, attorney's fees, and costs. The district court dismissed the amended complaint; however, in March 2020, the plaintiffs filed a motion seeking to name the new members of the Mississippi PSC, the Mississippi Development Authority, and Southern Company as additional defendants and add a cause of action against all defendants based on a dormant commerce clause theory under the U.S. Constitution. In July 2020, the plaintiffs filed a motion for leave to file a third amended complaint, which included the same federal claims as the proposed second amended complaint, as well as several additional state law claims based on the allegation that Mississippi Power failed to disclose the annual percentage rate of interest applicable to refunds. In November 2020, the district court denied each of the plaintiffs' pending motions and entered final judgment in favor of Mississippi Power. In January 2021, the district court denied further motions by the plaintiffs to vacate the judgment and to file a revised second amended complaint. In February 2021, the plaintiffs filed a notice of appeal with the U.S. Court of Appeals for the Fifth Circuit. On March 21, 2022, the U.S. Court of Appeals for the Fifth Circuit issued an opinion affirming the dismissal of the claims against the Mississippi PSC defendants but reversing the dismissal of the claims against Mississippi Power. The appellate court remanded the case to the U.S. District Court for the Southern District of Mississippi for further proceedings. The appellate court's decision is not final until the opportunity for rehearing en banc is resolved. An adverse outcome in this proceeding could have a material impact on Mississippi Power's financial statements.
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
Georgia Power's environmental remediation liability was $16 million and $17 million at March 31, 2022 and December 31, 2021, respectively. Georgia Power has been designated or identified as a potentially responsible party at sites governed by the Georgia Hazardous Site Response Act and/or by the federal Comprehensive Environmental Response, Compensation, and Liability Act, and assessment and potential cleanup of such sites is expected.
Southern Company Gas' environmental remediation liability was $249 million at both March 31, 2022 and December 31, 2021 based on the estimated cost of environmental investigation and remediation associated with known former manufactured gas plant operating sites.
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
The following table disaggregates revenue from contracts with customers for the three months ended March 31, 2022 and 2021:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Three Months Ended March 31, 2022
Operating revenues
Retail electric revenues
Residential	$1,525	$634	$821	$70	$—	$—
Commercial	1,178	375	738	65	—	—
Industrial	727	323	334	70	—	—
Other	26	4	20	2	—	—
Total retail electric revenues	3,456	1,336	1,913	207	—	—
Natural gas distribution revenues
Residential	1,016	—	—	—	—	1,016
Commercial	270	—	—	—	—	270
Transportation	337	—	—	—	—	337
Industrial	32	—	—	—	—	32
Other	129	—	—	—	—	129
Total natural gas distribution revenues	1,784	—	—	—	—	1,784
Wholesale electric revenues
PPA energy revenues	342	59	32	3	251	—
PPA capacity revenues	134	39	12	3	81	—
Non-PPA revenues	58	64	9	102	73	—
Total wholesale electric revenues	534	162	53	108	405	—
Other natural gas revenues
Gas marketing services	243	—	—	—	—	243
Other natural gas revenues	16	—	—	—	—	16
Total natural gas revenues	259	—	—	—	—	259
Other revenues	225	48	95	9	8	—
Total revenue from contracts with customers	6,258	1,546	2,061	324	413	2,043
Other revenue sources(a)	390	103	147	11	126	15
Total operating revenues	$6,648	$1,649	$2,208	$335	$539	$2,058

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
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
(b)Other adjustments relate to the cost of Southern Company Gas' energy and risk management activities. Wholesale gas services revenues are presented net of the related costs of those activities on the statement of income. See Note 15 to the financial statements under "Southern Company Gas" in Item 8 of the Form 10-K and Note (L) under "Southern Company Gas" for information on the sale of Sequent and components of wholesale gas services' operating revenues, respectively.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Contract Balances
The following table reflects the closing balances of receivables, contract assets, and contract liabilities related to revenues from contracts with customers at March 31, 2022 and December 31, 2021:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Accounts Receivable
At March 31, 2022	$2,571	$616	$695	$85	$128	$865
At December 31, 2021	2,504	589	736	73	149	753
Contract Assets
At March 31, 2022	$81	$2	$31	$—	$—	$—
At December 31, 2021	117	2	63	—	1	—
Contract Liabilities
At March 31, 2022	$72	$3	$13	$2	$1	$—
At December 31, 2021	57	4	14	—	1	—
At March 31, 2022 and December 31, 2021, Georgia Power had contract assets primarily related to retail customer fixed bill programs, where the payment is contingent upon Georgia Power's continued performance and the customer's continued participation in the program over a one-year contract term, and unregulated service agreements, where payment is contingent on project completion. Contract liabilities for Georgia Power relate to cash collections recognized in advance of revenue for unregulated service agreements. Southern Company's unregulated distributed generation business had $47 million and $50 million of contract assets and $54 million and $39 million of contract liabilities at March 31, 2022 and December 31, 2021, respectively, for outstanding performance obligations.
Revenues recognized in the three months ended March 31, 2022, which were included in contract liabilities at December 31, 2021, were immaterial for all Registrants.
Remaining Performance Obligations
The Subsidiary Registrants have long-term contracts with customers in which revenues are recognized as performance obligations are satisfied over the contract term. For the traditional electric operating companies and Southern Power, these contracts primarily relate to PPAs whereby electricity and generation capacity are provided to a customer. The revenue recognized for the delivery of electricity is variable; however, certain PPAs include a fixed payment for fixed generation capacity over the term of the contract. Southern Company's unregulated distributed generation business also has partially satisfied performance obligations related to certain fixed price contracts. Revenues from contracts with customers related to these performance obligations remaining at March 31, 2022 are expected to be recognized as follows:

	2022 (remaining)	2023	2024	2025	2026	Thereafter
	(in millions)
Southern Company	$529	$459	$351	$321	$307	$2,345
Alabama Power	24	24	7	5	—	—
Georgia Power	55	55	26	22	11	21
Southern Power	252	294	310	294	299	2,339
Revenue expected to be recognized for performance obligations remaining at March 31, 2022 was immaterial for Mississippi Power and Southern Company Gas.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Lease Income
Lease income for the three months ended March 31, 2022 and 2021 is as follows:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
For the Three Months Ended March 31, 2022
Lease income - interest income on sales-type leases	$6	$—	$—	$4	$2	$—
Lease income - operating leases	51	20	8	—	21	9
Variable lease income	84	—	—	—	90	—
Total lease income	$141	$20	$8	$4	$113	$9

For the Three Months Ended March 31, 2021
Lease income - interest income on sales-type leases	$3	$—	$—	$3	$—	$—
Lease income - operating leases	55	21	10	—	21	9
Variable lease income	84	—	—	—	90	—
Total lease income	$142	$21	$10	$3	$111	$9
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
SP Solar and SP Wind
At March 31, 2022 and December 31, 2021, SP Solar had total assets of $6.0 billion and $6.1 billion, respectively, total liabilities of $407 million and $408 million, respectively, and noncontrolling interests of $1.1 billion. Cash distributions from SP Solar are allocated 67% to Southern Power and 33% to Global Atlantic in accordance with their partnership interest percentage. Under the terms of the limited partnership agreement, distributions without limited partner consent are limited to available cash and SP Solar is obligated to distribute all such available cash to its partners each quarter. Available cash includes all cash generated in the quarter subject to the maintenance of appropriate operating reserves.
At March 31, 2022 and December 31, 2021, SP Wind had total assets of $2.3 billion, total liabilities of $180 million and $130 million, respectively, and noncontrolling interests of $41 million. Under the terms of the limited liability agreement, distributions without Class A member consent are limited to available cash and SP Wind is obligated to distribute all such available cash to its members each quarter. Available cash includes all cash generated in the quarter subject to the maintenance of appropriate operating reserves. Cash distributions from SP Wind are generally allocated 60% to Southern Power and 40% to the three financial investors in accordance with the limited liability agreement.

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
At March 31, 2022 and December 31, 2021, the other VIEs had total assets of $1.8 billion and $1.9 billion, respectively, total liabilities of $248 million and $263 million, respectively, and noncontrolling interests of $876 million and $886 million, respectively. Under the terms of the partnership agreements, distributions of all available cash are required each month or quarter and additional distributions require partner consent.
Equity Method Investments
At March 31, 2022 and December 31, 2021, Southern Power had equity method investments in wind and battery energy storage projects totaling $56 million and $86 million, respectively. Earnings (loss) from these investments were immaterial for both periods presented. During the first quarter 2022, Southern Power sold an equity method investment in a wind project and received proceeds of $31 million. The gain associated with the transaction was immaterial.
Southern Company Gas
Equity Method Investments
The carrying amounts of Southern Company Gas' equity method investments at March 31, 2022 and December 31, 2021 and related earnings from those investments for the three months ended March 31, 2022 and 2021 were as follows:

Investment Balance	March 31, 2022	December 31, 2021
	(in millions)
SNG	$1,138	$1,129
Other(*)	40	44
Total	$1,178	$1,173
(*)Balance at March 31, 2022 reflects a $4 million distribution from PennEast Pipeline.

	Three Months Ended March 31,
Earnings from Equity Method Investments	2022	2021
	(in millions)
SNG	$39	$38
Other(*)	1	3
Total	$40	$41
(*)Earnings primarily result from AFUDC equity recorded by the project entity.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
(F) FINANCING
Bank Credit Arrangements
See Note 8 to the financial statements under "Bank Credit Arrangements" in Item 8 of the Form 10-K for additional information.
At March 31, 2022, committed credit arrangements with banks were as follows:

	Expires
Company	2022	2024	2025	2026	Total	Unused	Expires within One Year
	(in millions)
Southern Company parent	$—	$—	$—	$2,000	$2,000	$1,998	$—
Alabama Power	—	550	—	700	1,250	1,250	—
Georgia Power	—	—	—	1,750	1,750	1,726	—
Mississippi Power	—	150	125	—	275	255	—
Southern Power(a)	—	—	—	600	600	568	—
Southern Company Gas(b)	250	—	—	1,500	1,750	1,747	250
SEGCO	30	—	—	—	30	30	30
Southern Company	$280	$700	$125	$6,550	$7,655	$7,574	$280
(a)Does not include Southern Power Company's two $75 million continuing letter of credit facilities for standby letters of credit, expiring in 2023 and 2025, respectively, of which $11 million and $19 million, respectively, was unused at March 31, 2022. Southern Power's subsidiaries are not parties to its bank credit arrangements or letter of credit facilities.
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
As reflected in the table above, in March 2022, Mississippi Power amended and restated its $125 million revolving credit arrangement, which among other things, extended the maturity date from 2023 to 2025 and allows for borrowing based on term SOFR.
Subject to applicable market conditions, Southern Company and its subsidiaries expect to renew or replace their bank credit arrangements as needed, prior to expiration. In connection therewith, Southern Company and its subsidiaries may extend the maturity dates and/or increase or decrease the lending commitments thereunder.
These bank credit arrangements, as well as the term loan arrangements of the Registrants, Nicor Gas, and SEGCO, contain covenants that limit debt levels and contain cross-acceleration or, in the case of Southern Power, cross-default provisions to other indebtedness (including guarantee obligations) that are restricted only to the indebtedness of the individual company. Such cross-default provisions to other indebtedness would trigger an event of default if Southern Power defaulted on indebtedness or guarantee obligations over a specified threshold. Such cross-acceleration provisions to other indebtedness would trigger an event of default if the applicable borrower defaulted on indebtedness, the payment of which was then accelerated. At March 31, 2022, the Registrants, Nicor Gas, and SEGCO were in compliance with all such covenants. None of the bank credit arrangements contain material adverse change clauses at the time of borrowings.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
A portion of the unused credit with banks is allocated to provide liquidity support to the revenue bonds of the traditional electric operating companies and the commercial paper programs of the Registrants, Nicor Gas, and SEGCO. The amount of variable rate revenue bonds of the traditional electric operating companies outstanding requiring liquidity support at March 31, 2022 was approximately $1.5 billion (comprised of approximately $789 million at Alabama Power, $672 million at Georgia Power, and $34 million at Mississippi Power). In addition, at March 31, 2022, Georgia Power had approximately $330 million of fixed rate revenue bonds outstanding that are required to be remarketed within the next 12 months.
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

	Three Months Ended March 31,
	2022	2021
	(in millions)
As reported shares	1,063	1,060
Effect of stock-based compensation	6	6
Diluted shares	1,069	1,066
An immaterial number of stock-based compensation awards was not included in the diluted earnings per share calculation because the awards were anti-dilutive for the three months ended March 31, 2022 and 2021.
(G) INCOME TAXES
See Note 10 to the financial statements in Item 8 of the Form 10-K for additional tax information.
Current and Deferred Income Taxes
Tax Credit and Net Operating Loss Carryforwards
The utilization of each Registrant's estimated tax credit and state net operating loss carryforwards and related valuation allowances could be impacted by numerous factors, including the acquisition of additional renewable projects, an increase in Georgia Power's ownership interest percentage in Plant Vogtle Units 3 and 4, the purchase of rights to additional PTCs of Plant Vogtle Units 3 and 4 pursuant to certain joint ownership agreements, changes in taxable income projections, and potential income tax rate changes. See Note (B) and Note 2 to the financial statements in Item 8 of the Form 10-K under "Georgia Power – Nuclear Construction" for additional information on Plant Vogtle Units 3 and 4.

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
Mississippi Power
Mississippi Power's effective tax rate was 16.4% for the three months ended March 31, 2022 compared to 8.4% for the corresponding period in 2021. The effective tax rate increase was primarily due to a decrease in the flowback of excess deferred income taxes beginning in April 2021.
Southern Power
Southern Power's effective tax benefit rate was (80.0)% for the three months ended March 31, 2022 compared to (17.3)% for the corresponding period in 2021. The effective tax rate decrease was primarily due to lower pre-tax earnings and higher wind PTCs in 2022, partially offset by changes in state apportionment methodology resulting from tax legislation enacted by the State of Alabama in February 2021.
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
During the first quarter 2022, the qualified pension plan achieved the predetermined funding threshold whereby the asset allocation was adjusted to invest a larger portion of the portfolio in fixed rate debt securities.
See Note 11 to the financial statements in Item 8 of the Form 10-K for additional information.
On each Registrant's condensed statements of income, the service cost component of net periodic benefit costs is included in other operations and maintenance expenses and all other components of net periodic benefit costs are included in other income (expense), net. Components of the net periodic benefit costs for the three months ended March 31, 2022 and 2021 are presented in the following tables.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Three Months Ended March 31, 2022
Pension Plans
Service cost	$103	$25	$26	$4	$2	$9
Interest cost	102	24	31	5	2	7
Expected return on plan assets	(316)	(77)	(99)	(15)	(4)	(22)
Amortization:
Prior service costs	—	—	—	—	—	(1)
Regulatory asset	—	—	—	—	—	4
Net loss	60	16	18	3	1	2
Net periodic pension cost (income)	$(51)	$(12)	$(24)	$(3)	$1	$(1)

Postretirement Benefits
Service cost	$6	$1	$2	$—	$—	$—
Interest cost	10	3	4	—	—	1
Expected return on plan assets	(20)	(8)	(7)	—	—	(2)
Amortization:
Regulatory asset	—	—	—	—	—	2
Net periodic postretirement benefit cost (income)	$(4)	$(4)	$(1)	$—	$—	$1

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Three Months Ended March 31, 2021
Pension Plans
Service cost	$109	$26	$28	$4	$2	$9
Interest cost	87	20	26	4	1	6
Expected return on plan assets	(298)	(72)	(94)	(14)	(3)	(21)
Amortization:
Prior service costs	—	—	—	—	—	(1)
Regulatory asset	—	—	—	—	—	4
Net loss	78	21	25	4	1	3
Net periodic pension cost (income)	$(24)	$(5)	$(15)	$(2)	$1	$—

Postretirement Benefits
Service cost	$6	$1	$2	$—	$—	$—
Interest cost	8	2	3	—	—	1
Expected return on plan assets	(19)	(7)	(7)	—	—	(2)
Amortization:
Regulatory asset	—	—	—	—	—	2
Net (gain)/loss	1	—	1	—	—	(1)
Net periodic postretirement benefit cost (income)	$(4)	$(4)	$(1)	$—	$—	$—

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
(I) FAIR VALUE MEASUREMENTS
At March 31, 2022, assets and liabilities measured at fair value on a recurring basis during the period, together with their associated level of the fair value hierarchy, were as follows:

	Fair Value Measurements Using:
At March 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value as a Practical Expedient (NAV)	Total
	(in millions)
Southern Company
Assets:
Energy-related derivatives(a)	$74	$473	$—	$—	$547
Interest rate derivatives	—	17	—	—	17
Investments in trusts:(b)(c)
Domestic equity	754	202	—	—	956
Foreign equity	143	167	—	—	310
U.S. Treasury and government agency securities	—	290	—	—	290
Municipal bonds	—	53	—	—	53
Pooled funds – fixed income	—	10	—	—	10
Corporate bonds	1	490	—	—	491
Mortgage and asset backed securities	—	88	—	—	88
Private equity	—	—	—	156	156
Cash and cash equivalents	3	—	—	—	3
Other	42	25	—	—	67
Cash equivalents	1,182	17	—	—	1,199
Other investments	9	32	—	—	41
Total	$2,208	$1,864	$—	$156	$4,228
Liabilities:
Energy-related derivatives(a)	$3	$7	$—	$—	$10
Interest rate derivatives	—	139	—	—	139
Foreign currency derivatives	—	130	—	—	130
Contingent consideration	—	—	14	—	14
Other	—	13	—	—	13
Total	$3	$289	$14	$—	$306

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Fair Value Measurements Using:
At March 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value as a Practical Expedient (NAV)	Total
	(in millions)
Alabama Power
Assets:
Energy-related derivatives	$—	$128	$—	$—	$128
Nuclear decommissioning trusts:(b)
Domestic equity	452	193	—	—	645
Foreign equity	143	—	—	—	143
U.S. Treasury and government agency securities	—	21	—	—	21
Municipal bonds	—	2	—	—	2
Corporate bonds	1	253	—	—	254
Mortgage and asset backed securities	—	20	—	—	20
Private equity	—	—	—	156	156
Other	14	—	—	—	14
Cash equivalents	1,129	17	—	—	1,146
Other investments	—	32	—	—	32
Total	$1,739	$666	$—	$156	$2,561
Liabilities:
Energy-related derivatives	$—	$2	$—	$—	$2

Georgia Power
Assets:
Energy-related derivatives	$—	$179	$—	$—	$179
Interest rate derivatives	—	12	—	—	12
Nuclear decommissioning trusts:(b)(c)
Domestic equity	302	1	—	—	303
Foreign equity	—	165	—	—	165
U.S. Treasury and government agency securities	—	269	—	—	269
Municipal bonds	—	51	—	—	51
Corporate bonds	—	237	—	—	237
Mortgage and asset backed securities	—	68	—	—	68
Other	28	25	—	—	53
Total	$330	$1,007	$—	$—	$1,337
Liabilities:
Energy-related derivatives	$—	$1	$—	$—	$1

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Fair Value Measurements Using:
At March 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value as a Practical Expedient (NAV)	Total
	(in millions)
Mississippi Power
Assets:
Energy-related derivatives	$—	$138	$—	$—	$138
Liabilities:
Energy-related derivatives	$—	$2	$—	$—	$2

Southern Power
Assets:
Energy-related derivatives	$—	$8	$—	$—	$8
Liabilities:
Foreign currency derivatives	$—	$43	$—	$—	$43
Contingent consideration	—	—	14	—	14
Other	—	13	—	—	13
Total	$—	$56	$14	$—	$70

Southern Company Gas
Assets:
Energy-related derivatives(a)	$74	$20	$—	$—	$94
Non-qualified deferred compensation trusts:
Domestic equity	—	8	—	—	8
Foreign equity	—	2	—	—	2
Pooled funds – fixed income	—	10	—	—	10
Cash equivalents	3	—	—	—	3
Total	$77	$40	$—	$—	$117
Liabilities:
Energy-related derivatives(a)	$3	$1	$—	$—	$4
Interest rate derivatives	—	36	—	—	36
Total	$3	$37	$—	$—	$40
(a)Excludes cash collateral of $36 million.
(b)Excludes receivables related to investment income, pending investment sales, payables related to pending investment purchases, and currencies. See Note 6 to the financial statements in Item 8 of the Form 10-K for additional information.
(c)Includes investment securities pledged to creditors and collateral received and excludes payables related to the securities lending program. At March 31, 2022, approximately $72 million of the fair market value of Georgia Power's nuclear decommissioning trust funds' securities were on loan to creditors under the funds' managers' securities lending program. See Note 6 to the financial statements in Item 8 of the Form 10-K for additional information.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Southern Company, Alabama Power, and Georgia Power continue to elect the option to fair value investment securities held in the nuclear decommissioning trust funds. The fair value of the funds, including reinvested interest and dividends and excluding the funds' expenses, increased (decreased) by the amounts shown in the table below for the three months ended March 31, 2022 and 2021. The changes were recorded as a change to the regulatory assets and liabilities related to AROs for Georgia Power and Alabama Power, respectively.

Fair value increases (decreases)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
	(in millions)
Southern Company	$(150)	$39
Alabama Power	(67)	41
Georgia Power	(83)	(2)
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
At March 31, 2022, the fair value measurements of private equity investments held in Alabama Power's nuclear decommissioning trusts that are calculated at net asset value per share (or its equivalent) as a practical expedient totaled $156 million and unfunded commitments related to the private equity investments totaled $84 million. Private equity investments include high-quality private equity funds across several market sectors and funds that invest in real estate assets. Private equity funds do not have redemption rights. Distributions from these funds will be received as the underlying investments in the funds are liquidated.
At March 31, 2022, other financial instruments for which the carrying amount did not equal fair value were as follows:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas(*)
	(in billions)
Long-term debt, including securities due within one year:
Carrying amount	$51.6	$9.8	$13.2	$1.5	$3.7	$6.9
Fair value	51.9	10.0	13.5	1.5	3.8	6.9
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
(J) DERIVATIVES
The Registrants are exposed to market risks, including commodity price risk, interest rate risk, weather risk, and occasionally foreign currency exchange rate risk. To manage the volatility attributable to these exposures, each company nets its exposures, where possible, to take advantage of natural offsets and enters into various derivative transactions for the remaining exposures pursuant to each company's policies in areas such as counterparty exposure and risk management practices. Prior to the sale of Sequent on July 1, 2021, Southern Company Gas' wholesale gas operations used various contracts in its commercial activities that generally met the definition of derivatives. For the traditional electric operating companies, Southern Power, and Southern Company Gas' other businesses, each company's policy is that derivatives are to be used primarily for hedging purposes and mandates strict adherence to all applicable risk management policies. Derivative positions are monitored using techniques including, but not limited to, market valuation, value at risk, stress testing, and sensitivity analysis. Derivative instruments are recognized at fair value in the balance sheets as either assets or liabilities and are presented on a net basis. See Note (I) for additional fair value information. In the statements of cash flows, any cash impacts of settled energy-related and interest rate derivatives are recorded as operating activities. Any cash impacts of settled foreign currency derivatives are classified as operating or financing activities to correspond with the classification of the hedged interest or principal, respectively. See Note 1 to the financial statements under "Financial Instruments" in Item 8 of the Form 10-K for additional information. See Note 15 to the financial statements under "Southern Company Gas" in Item 8 of the Form 10-K for additional information regarding the sale of Sequent.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Energy-Related Derivatives
The Subsidiary Registrants enter into energy-related derivatives to hedge exposures to electricity, natural gas, and other fuel price changes. However, due to cost-based rate regulations and other various cost recovery mechanisms, the traditional electric operating companies and the natural gas distribution utilities have limited exposure to market volatility in energy-related commodity prices. Each of the traditional electric operating companies and certain of the natural gas distribution utilities of Southern Company Gas manage fuel-hedging programs, implemented per the guidelines of their respective state PSCs or other applicable state regulatory agencies, through the use of financial derivative contracts, which are expected to continue to mitigate price volatility. The traditional electric operating companies (with respect to wholesale generating capacity) and Southern Power have limited exposure to market volatility in energy-related commodity prices because their long-term sales contracts shift substantially all fuel cost responsibility to the purchaser. However, the traditional electric operating companies and Southern Power may be exposed to market volatility in energy-related commodity prices to the extent any uncontracted capacity is used to sell electricity. Southern Company Gas retains exposure to price changes that can, in a volatile energy market, be material and can adversely affect its results of operations.
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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
At March 31, 2022, the net volume of energy-related derivative contracts for natural gas positions, together with the longest hedge date over which the respective entity is hedging its exposure to the variability in future cash flows for forecasted transactions and the longest non-hedge date for derivatives not designated as hedges, were as follows:

	Net Purchased mmBtu	Longest Hedge Date	Longest Non-Hedge Date
	(in millions)
Southern Company(*)	279	2030	2025
Alabama Power	65	2025	—
Georgia Power	75	2024	—
Mississippi Power	71	2026	—
Southern Power	4	2030	—
Southern Company Gas(*)	64	2024	2025
(*)Southern Company Gas' derivative instruments include both long and short natural gas positions. A long position is a contract to purchase natural gas and a short position is a contract to sell natural gas. Southern Company Gas' volume represents the net of long natural gas positions of 66.2 million mmBtu and short natural gas positions of 2.6 million mmBtu at March 31, 2022, which is also included in Southern Company's total volume.
In addition to the volumes discussed above, the traditional electric operating companies and Southern Power enter into physical natural gas supply contracts that provide the option to sell back excess natural gas due to operational constraints. The maximum expected volume of natural gas subject to such a feature is 18 million mmBtu for Southern Company, which includes 4 million mmBtu for Alabama Power, 6 million mmBtu for Georgia Power, 3 million mmBtu for Mississippi Power, and 5 million mmBtu for Southern Power.
For cash flow hedges of energy-related derivatives, the estimated pre-tax gains expected to be reclassified from accumulated OCI to earnings for the 12-month period ending March 31, 2023 are $29 million for Southern Company, $26 million for Southern Company Gas, and immaterial for all other Registrants.

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
At March 31, 2022, the following interest rate derivatives were outstanding:

	Notional Amount	Interest Rate Received	Weighted Average Interest Rate Paid	Hedge Maturity Date	Fair Value Gain (Loss) at March 31, 2022
	(in millions)				(in millions)
Cash Flow Hedges of Forecasted Debt
Georgia Power	$200	1.87%	—	February 2032	$8
Georgia Power	100	2.27%	—	November 2051	4
Cash Flow Hedges of Existing Debt
Southern Company parent	100	2.58%	—	April 2027	(1)
Fair Value Hedges of Existing Debt
Southern Company parent	400	1.75%	1-month LIBOR + 0.68%	March 2028	(29)
Southern Company parent	1,000	3.70%	1-month LIBOR + 2.36%	April 2030	(69)
Southern Company Gas	500	1.75%	1-month LIBOR + 0.38%	January 2031	(35)
Southern Company	$2,300				$(122)
For cash flow hedge interest rate derivatives, the estimated pre-tax gains (losses) expected to be reclassified from accumulated OCI to interest expense for the 12-month period ending March 31, 2023 total $(20) million for Southern Company and are immaterial for all other Registrants. Deferred gains and losses related to interest rate derivatives are expected to be amortized into earnings through 2051 for Southern Company, Alabama Power, and Georgia Power, 2028 for Mississippi Power, and 2046 for Southern Company Gas.

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
At March 31, 2022, the following foreign currency derivatives were outstanding:

	Pay Notional	Pay Rate	Receive Notional	Receive Rate	Hedge Maturity Date	Fair Value Gain (Loss) at March 31, 2022
	(in millions)		(in millions)			(in millions)
Fair Value Hedges of Existing Debt
Southern Company parent	$1,476	3.39%	€1,250	1.88%	September 2027	$(87)

Cash Flow Hedges of Existing Debt
Southern Power	$677	2.95%	€600	1.00%	June 2022	$(24)
Southern Power	564	3.78%	500	1.85%	June 2026	(19)
Southern Power total	$1,241		€1,100			$(43)

Southern Company	$2,717		€2,350			$(130)
The estimated pre-tax losses related to Southern Power's foreign currency derivatives accounted for as cash flow hedges expected to be reclassified from accumulated OCI to earnings for the 12-month period ending March 31, 2023 are $17 million.
Derivative Financial Statement Presentation and Amounts
The Registrants enter into derivative contracts that may contain certain provisions that permit intra-contract netting of derivative receivables and payables for routine billing and offsets related to events of default and settlements. Southern Company and certain subsidiaries also utilize master netting agreements to mitigate exposure to counterparty credit risk. These agreements may contain provisions that permit netting across product lines and against cash collateral. The fair value amounts of derivative assets and liabilities on the balance sheets are presented net to the extent that there are netting arrangements or similar agreements with the counterparties.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The fair value of energy-related derivatives, interest rate derivatives, and foreign currency derivatives was reflected in the balance sheets as follows:

	At March 31, 2022		At December 31, 2021
Derivative Category and Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
	(in millions)		(in millions)
Southern Company
Derivatives designated as hedging instruments for regulatory purposes
Energy-related derivatives:
Assets from risk management activities/Other current liabilities	$381	$1	$129	$30
Other deferred charges and assets/Other deferred credits and liabilities	116	6	72	6
Total derivatives designated as hedging instruments for regulatory purposes	$497	$7	$201	$36
Derivatives designated as hedging instruments in cash flow and fair value hedges
Energy-related derivatives:
Assets from risk management activities/Other current liabilities	$28	$2	$7	$5
Other deferred charges and assets/Other deferred credits and liabilities	5	—	1	—
Interest rate derivatives:
Assets from risk management activities/Other current liabilities	17	3	19	—
Other deferred charges and assets/Other deferred credits and liabilities	—	136	—	29
Foreign currency derivatives:
Assets from risk management activities/Other current liabilities	—	59	—	39
Other deferred charges and assets/Other deferred credits and liabilities	—	71	—	40
Total derivatives designated as hedging instruments in cash flow and fair value hedges	$50	$271	$27	$113
Derivatives not designated as hedging instruments
Energy-related derivatives:
Assets from risk management activities/Other current liabilities	$16	$2	$9	$4
Other deferred charges and assets/Other deferred credits and liabilities	1	—	1	—
Total derivatives not designated as hedging instruments	$17	$2	$10	$4
Gross amounts recognized	$564	$280	$238	$153
Gross amounts offset(a)	(45)	(9)	(25)	(28)
Net amounts recognized in the Balance Sheets(b)	$519	$271	$213	$125

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	At March 31, 2022		At December 31, 2021
Derivative Category and Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
	(in millions)		(in millions)
Alabama Power
Derivatives designated as hedging instruments for regulatory purposes
Energy-related derivatives:
Other current assets/Other current liabilities	$87	$—	$30	$9
Other deferred charges and assets/Other deferred credits and liabilities	41	2	25	2
Total derivatives designated as hedging instruments for regulatory purposes	$128	$2	$55	$11
Gross amounts offset	(2)	(2)	(5)	(5)
Net amounts recognized in the Balance Sheets	$126	$—	$50	$6

Georgia Power
Derivatives designated as hedging instruments for regulatory purposes
Energy-related derivatives:
Assets from risk management activities/Other current liabilities	$150	$—	$54	$6
Other deferred charges and assets/Other deferred credits and liabilities	29	1	21	2
Total derivatives designated as hedging instruments for regulatory purposes	$179	$1	$75	$8
Derivatives designated as hedging instruments in cash flow and fair value hedges
Interest rate derivatives:
Assets from risk management activities/Other current liabilities	$12	$—	$—	$—
Total derivatives designated as hedging instruments in cash flow and fair value hedges	$12	$—	$—	$—
Gross amounts recognized	$191	$1	$75	$8
Gross amounts offset	(1)	(1)	(8)	(8)
Net amounts recognized in the Balance Sheets	$190	$—	$67	$—

Mississippi Power
Derivatives designated as hedging instruments for regulatory purposes
Energy-related derivatives:
Assets from risk management activities/Other current liabilities	$94	$—	$30	$3
Other deferred charges and assets/Other deferred credits and liabilities	44	2	26	2
Total derivatives designated as hedging instruments for regulatory purposes	$138	$2	$56	$5
Gross amounts offset	(2)	(2)	(4)	(4)
Net amounts recognized in the Balance Sheets	$136	$—	$52	$1

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	At March 31, 2022		At December 31, 2021
Derivative Category and Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
	(in millions)		(in millions)
Southern Power
Derivatives designated as hedging instruments in cash flow and fair value hedges
Energy-related derivatives:
Other current assets/Other current liabilities	$3	$—	$2	$—
Other deferred charges and assets/Other deferred credits and liabilities	3	—	1	—
Foreign currency derivatives:
Other current assets/Other current liabilities	—	35	—	16
Other deferred charges and assets/Other deferred credits and liabilities	—	8	—	—
Total derivatives designated as hedging instruments in cash flow and fair value hedges	$6	$43	$3	$16
Derivatives not designated as hedging instruments
Energy-related derivatives:
Other current assets/Other current liabilities	$2	$—	$1	$—
Gross amounts recognized	$8	$43	$4	$16
Gross amounts offset	—	—	—	—
Net amounts recognized in the Balance Sheets	$8	$43	$4	$16

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	At March 31, 2022		At December 31, 2021
Derivative Category and Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
	(in millions)		(in millions)
Southern Company Gas
Derivatives designated as hedging instruments for regulatory purposes
Energy-related derivatives:
Assets from risk management activities/Other current liabilities	$49	$1	$15	$12
Other deferred charges and assets/Other deferred credits and liabilities	3	—	—	—
Total derivatives designated as hedging instruments for regulatory purposes	$52	$1	$15	$12
Derivatives designated as hedging instruments in cash flow and fair value hedges
Energy-related derivatives:
Assets from risk management activities/Other current liabilities	$25	$2	$5	$5
Other deferred charges and assets/Other deferred credits and liabilities	2	—	—	—
Interest rate derivatives:
Assets from risk management activities/Liabilities from risk management activities-current	—	—	6	—
Other deferred charges and assets/Other deferred credits and liabilities	—	36	—	6
Total derivatives designated as hedging instruments in cash flow and fair value hedges	$27	$38	$11	$11
Derivatives not designated as hedging instruments
Energy-related derivatives:
Assets from risk management activities/Other current liabilities	$14	$1	$8	$4
Other deferred charges and assets/Other deferred credits and liabilities	1	—	1	—
Total derivatives not designated as hedging instruments	$15	$1	$9	$4
Gross amounts recognized	$94	$40	$35	$27
Gross amounts offset(a)	(40)	(4)	(8)	(11)
Net amounts recognized in the Balance Sheets(b)	$54	$36	$27	$16
(a)Gross amounts offset include cash collateral held on deposit in broker margin accounts of $36 million and $3 million at March 31, 2022 and December 31, 2021, respectively.
(b)Net amounts of derivative instruments outstanding exclude immaterial premium and intrinsic value associated with weather derivatives for both periods presented.
Energy-related derivatives not designated as hedging instruments were immaterial for the traditional electric operating companies at March 31, 2022. There were no such instruments for the traditional electric operating companies at December 31, 2021.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
At March 31, 2022 and December 31, 2021, the pre-tax effects of unrealized derivative gains (losses) arising from energy-related derivative instruments designated as regulatory hedging instruments and deferred were as follows:

Regulatory Hedge Unrealized Gain (Loss) Recognized in the Balance Sheet
Derivative Category and Balance Sheet Location	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Company Gas
	(in millions)
At March 31, 2022:
Energy-related derivatives:
Other regulatory liabilities, current	$353	$87	$150	$94	$22
Other regulatory liabilities, deferred	111	39	28	42	2
Total energy-related derivative gains (losses)	$464	$126	$178	$136	$24

At December 31, 2021:
Energy-related derivatives:
Other regulatory assets, current	$(17)	$(6)	$—	$—	$(11)
Other regulatory liabilities, current	107	28	48	27	4
Other regulatory liabilities, deferred	65	22	19	24	—
Total energy-related derivative gains (losses)	$155	$44	$67	$51	$(7)

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
For the three months ended March 31, 2022 and 2021, the pre-tax effects of cash flow and fair value hedge accounting on accumulated OCI were as follows:

Gain (Loss) Recognized in OCI on Derivative	For the Three Months Ended March 31,
	2022	2021
	(in millions)
Southern Company
Cash flow hedges:
Energy-related derivatives	$42	$5
Interest rate derivatives	9	3
Foreign currency derivatives	(28)	(47)
Fair value hedges(*):
Foreign currency derivatives	4	—
Total	$27	$(39)
Georgia Power
Cash flow hedges:
Interest rate derivatives	$12	$—
Southern Power
Cash flow hedges:
Energy-related derivatives	$5	$4
Foreign currency derivatives	(28)	(47)
Total	$(23)	$(43)
Southern Company Gas
Cash flow hedges:
Energy-related derivatives	$37	$1
(*)Represents amounts excluded from the assessment of effectiveness for which the difference between changes in fair value and periodic amortization is recorded in OCI.
For the three months ended March 31, 2022 and 2021, the pre-tax effects of interest rate derivatives designated as cash flow hedging instruments on accumulated OCI were immaterial for the other Registrants.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
For the three months ended March 31, 2022 and 2021, the pre-tax effects of cash flow and fair value hedge accounting on income were as follows:

Location and Amount of Gain (Loss) Recognized in Income on Cash Flow and Fair Value Hedging Relationships	For the Three Months Ended March 31,
	2022	2021
	(in millions)
Southern Company
Total cost of natural gas	$1,095	$583
Gain (loss) on energy-related cash flow hedges(a)	9	(3)
Total depreciation and amortization	892	871
Gain (loss) on energy-related cash flow hedges(a)	2	3
Total interest expense, net of amounts capitalized	(462)	(450)
Gain (loss) on interest rate cash flow hedges(a)	(7)	(7)
Gain (loss) on foreign currency cash flow hedges(a)	(6)	(6)
Gain (loss) on interest rate fair value hedges(b)	(123)	(10)
Total other income (expense), net	145	58
Gain (loss) on foreign currency cash flow hedges(a)(c)	(25)	(60)
Gain (loss) on foreign currency fair value hedges	(24)	—
Amount excluded from effectiveness testing recognized in earnings	(4)	—
Southern Power
Total depreciation and amortization	$120	$119
Gain (loss) on energy-related cash flow hedges(a)	2	3
Total interest expense, net of amounts capitalized	(37)	(38)
Gain (loss) on foreign currency cash flow hedges(a)	(6)	(6)
Total other income (expense), net	2	7
Gain (loss) on foreign currency cash flow hedges(a)(c)	(25)	(60)
Southern Company Gas
Total cost of natural gas	$1,095	$583
Gain (loss) on energy-related cash flow hedges(a)	9	—
Total interest expense, net of amounts capitalized	(61)	(60)
Gain (loss) on interest rate cash flow hedges(a)	(1)	—
Gain (loss) on interest rate fair value hedges(b)	(36)	—
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
For the three months ended March 31, 2022 and 2021, the pre-tax effects of cash flow and fair value hedge accounting on income for energy-related derivatives and interest rate derivatives were immaterial for the traditional electric operating companies.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
At March 31, 2022 and December 31, 2021, the following amounts were recorded on the balance sheets related to cumulative basis adjustments for fair value hedges:

	Carrying Amount of the Hedged Item		Cumulative Amount of Fair Value Hedging Adjustment included in Carrying Amount of the Hedged Item
Balance Sheet Location of Hedged Items	At March 31, 2022	At December 31, 2021	At March 31, 2022	At December 31, 2021
	(in millions)		(in millions)
Southern Company
Long-term debt	$(3,136)	$(3,280)	$126	$9

Southern Company Gas
Long-term debt	$(459)	$(493)	$37	$2
For the three months ended March 31, 2022 and 2021, the pre-tax effects of energy-related derivatives not designated as hedging instruments on the statements of income of Southern Company and Southern Company Gas were as follows:

		Gain (Loss)
		Three Months Ended March 31,
Derivatives in Non-Designated Hedging Relationships	Statements of Income Location	2022	2021
		(in millions)
Energy-related derivatives:	Natural gas revenues(*)	$2	$(17)
	Cost of natural gas	21	7
Total derivatives in non-designated hedging relationships		$23	$(10)
(*)Excludes immaterial gains (losses) recorded in natural gas revenues associated with weather derivatives for all periods presented.
For the three months ended March 31, 2022 and 2021, the pre-tax effects of interest rate derivatives not designated as hedging instruments were immaterial for Southern Company and Southern Company Gas and the pre-tax effects of energy-related derivatives not designated as hedging instruments were immaterial for all other Registrants.
Contingent Features
The Registrants do not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain derivatives that could require collateral, but not accelerated payment, in the event of various credit rating changes of certain Southern Company subsidiaries. At March 31, 2022, the Registrants had no collateral posted with derivative counterparties to satisfy these arrangements.
For the applicable Registrants, the fair value of interest rate and energy-related derivative liabilities with contingent features and the maximum potential collateral requirements arising from the credit-risk-related contingent features, at a rating below BBB- and/or Baa3, were immaterial at March 31, 2022. The maximum potential collateral requirements arising from the credit-risk-related contingent features for the traditional electric operating companies and Southern Power include certain agreements that could require collateral in the event that one or more Southern Company power pool participants has a credit rating change to below investment grade. Following the sale of Gulf Power to NextEra Energy, Inc., Gulf Power has continued participating in the Southern Company power pool; however, the parties currently expect this participation to end during the third quarter 2022.

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
Alabama Power and Southern Power maintain accounts with certain regional transmission organizations to facilitate financial derivative transactions and they may be required to post collateral based on the value of the positions in these accounts and the associated margin requirements. At March 31, 2022, cash collateral posted in these accounts was immaterial. Southern Company Gas maintains accounts with brokers or the clearing houses of certain exchanges to facilitate financial derivative transactions. Based on the value of the positions in these accounts and the associated margin requirements, Southern Company Gas may be required to deposit cash into these accounts. At March 31, 2022, cash collateral held on deposit in broker margin accounts was $36 million.
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
Southern Power
Construction Projects
During the three months ended March 31, 2022, Southern Power completed construction of and placed in service the remaining 40 MWs of the Tranquillity battery energy storage facility and the remaining 15 MWs of the Garland battery energy storage facility.

Project Facility	Resource	Approximate Nameplate Capacity (MW)	Location	COD	PPA Contract Period
Projects Completed During the Three Months Ended March 31, 2022
Garland Solar Storage(a)	Battery energy storage system	88	Kern County, CA	September 2021 through February 2022(b)	20 years
Tranquillity Solar Storage(a)	Battery energy storage system	72	Fresno County, CA	November 2021 through March 2022(c)	20 years
(a)Southern Power consolidates each project's operating results in its financial statements and the tax equity partner and two other partners each own a noncontrolling interest.
(b)The facility has a total capacity of 88 MWs, of which 73 MWs were placed in service in 2021 and 15 MWs were placed in service in February 2022.
(c)The facility has a total capacity of 72 MWs, of which 32 MWs were placed in service in 2021 and 40 MWs were placed in service in March 2022.
(L) SEGMENT AND RELATED INFORMATION
Southern Company
The primary businesses of the Southern Company system are electricity sales by the traditional electric operating companies and Southern Power and the distribution of natural gas by Southern Company Gas. The traditional electric operating companies are vertically integrated utilities providing electric service in three Southeastern states. Southern Power develops, constructs, acquires, owns, and manages power generation assets, including renewable energy and battery energy storage projects, and sells electricity at market-based rates in the wholesale market. Southern Company Gas distributes natural gas through its natural gas distribution utilities and is involved in several other complementary businesses including gas pipeline investments and gas marketing services. Prior to the sale of Sequent on July 1, 2021, Southern Company Gas' other businesses also included wholesale gas services.
Southern Company's reportable business segments are the sale of electricity by the traditional electric operating companies, the sale of electricity in the competitive wholesale market by Southern Power, and the sale of natural gas and other complementary products and services by Southern Company Gas. Revenues from sales by Southern Power to the traditional electric operating companies were $105 million and $81 million for the three months ended March 31, 2022 and 2021, respectively. Revenues from sales of natural gas from Southern Company Gas to the traditional electric operating companies were immaterial for both periods presented. Revenues from sales of natural gas from Southern Company Gas to Southern Power were $12 million for the three months ended March 31, 2021, which represented sales from Sequent prior to its sale. The "All Other" column includes the Southern Company parent entity, which does not allocate operating expenses to business segments. Also, this category includes segments below the quantitative threshold for separate disclosure. These segments include providing distributed energy and resilience solutions and deploying microgrids for commercial, industrial, governmental, and utility customers, as well as investments in telecommunications and, for the three months ended March 31, 2021, leveraged lease projects. All other inter-segment revenues are not material.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Financial data for business segments and products and services for the three months ended March 31, 2022 and 2021 was as follows:

	Electric Utilities
	Traditional Electric Operating Companies	Southern Power	Eliminations	Total	Southern Company Gas	All Other	Eliminations	Consolidated
	(in millions)
Three Months Ended March 31, 2022
Operating revenues	$4,191	$539	$(221)	$4,509	$2,058	$123	$(42)	$6,648
Segment net income (loss)(a)	774	72	—	846	319	(125)	(8)	1,032
At March 31, 2022
Goodwill	$—	$2	$—	$2	$5,015	$263	$—	$5,280
Total assets	90,460	13,766	(627)	103,599	23,377	4,236	(2,573)	128,639
Three Months Ended March 31, 2021
Operating revenues	$3,764	$440	$(87)	$4,117	$1,694	$134	$(35)	$5,910
Segment net income (loss)(a)(b)(c)	756	97	—	853	398	(108)	(8)	1,135
At December 31, 2021
Goodwill	$—	$2	$—	$2	$5,015	$263	$—	$5,280
Total assets	89,051	13,390	(667)	101,774	23,560	2,975	(775)	127,534
(a)Attributable to Southern Company.
(b)For the traditional electric operating companies, includes a pre-tax charge of $48 million ($36 million after tax) at Georgia Power for estimated losses associated with the construction of Plant Vogtle Units 3 and 4. See Note (B) and Note 2 to the financial statements in Item 8 of the Form 10-K under "Georgia Power – Nuclear Construction" for additional information.
(c)For Southern Power, includes gains on wind turbine equipment contributed to various equity method investments totaling approximately $37 million pre-tax ($28 million after tax). See Note 15 to the financial statements under "Southern Power – Development Projects" in Item 8 of the Form 10-K for additional information.
Products and Services

	Electric Utilities' Revenues
	Retail	Wholesale	Other	Total
	(in millions)
Three Months Ended March 31, 2022	$3,613	$664	$232	$4,509
Three Months Ended March 31, 2021	3,342	545	230	4,117

	Southern Company Gas' Revenues
	Gas Distribution Operations	Wholesale Gas Services(*)	Gas Marketing Services	Other	Total
	(in millions)
Three Months Ended March 31, 2022	$1,791	$—	$243	$24	$2,058
Three Months Ended March 31, 2021	1,192	298	195	9	1,694
(*)Prior to the sale of Sequent, the revenues for wholesale gas services were netted with costs associated with its energy and risk management activities. See "Southern Company Gas" herein and Note 15 to the financial statements under "Southern Company Gas" in Item 8 of the Form 10-K for additional information.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Southern Company Gas
Southern Company Gas manages its business through three reportable segments – gas distribution operations, gas pipeline investments, and gas marketing services. Prior to the sale of Sequent on July 1, 2021, Southern Company Gas' reportable segments also included wholesale gas services. The non-reportable segments are combined and presented as all other. See Note 15 to the financial statements under "Southern Company Gas" in Item 8 of the Form 10-K for additional information on the sale of Sequent.
Gas distribution operations is the largest component of Southern Company Gas' business and includes natural gas local distribution utilities that construct, manage, and maintain intrastate natural gas pipelines and gas distribution facilities in four states.
Gas pipeline investments consists of joint ventures in natural gas pipeline investments including a 50% interest in SNG and a 50% joint ownership interest in the Dalton Pipeline. These natural gas pipelines enable the provision of diverse sources of natural gas supplies to the customers of Southern Company Gas. Gas pipeline investments also includes a 20% ownership interest in the PennEast Pipeline project, which was cancelled in September 2021. See Note 7 to the financial statements under "Southern Company Gas" in Item 8 of the Form 10-K for additional information.
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
Business segment financial data for the three months ended March 31, 2022 and 2021 was as follows:

	Gas Distribution Operations	Gas Pipeline Investments	Wholesale Gas Services(*)	Gas Marketing Services	Total	All Other	Eliminations	Consolidated
	(in millions)
Three Months Ended March 31, 2022
Operating revenues	$1,803	$8	$—	$243	$2,054	$16	$(12)	$2,058
Segment net income (loss)	214	29	—	66	309	10	—	319
Total assets at March 31, 2022	21,034	1,473	—	1,640	24,147	12,017	(12,787)	23,377
Three Months Ended March 31, 2021
Operating revenues	$1,200	$8	$298	$195	$1,701	$7	$(14)	$1,694
Segment net income (loss)	183	29	126	56	394	4	—	398
Total assets at December 31, 2021	20,917	1,467	31	1,556	23,971	12,114	(12,525)	23,560
(*)As a result of the sale of Sequent, wholesale gas services is no longer a reportable segment for the three months ended March 31, 2022. Prior to the sale of Sequent, the revenues for wholesale gas services were netted with costs associated with its energy and risk management activities. A reconciliation of operating revenues and intercompany revenues is shown in the following table.

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

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
OVERVIEW
Southern Company is a holding company that owns all of the common stock of three traditional electric operating companies (Alabama Power, Georgia Power, and Mississippi Power), Southern Power, and Southern Company Gas and owns other direct and indirect subsidiaries. The primary businesses of the Southern Company system are electricity sales by the traditional electric operating companies and Southern Power and the distribution of natural gas by Southern Company Gas. Southern Company's reportable segments are the sale of electricity by the traditional electric operating companies, the sale of electricity in the competitive wholesale market by Southern Power, and the sale of natural gas and other complementary products and services by Southern Company Gas. Southern Company Gas' reportable segments are gas distribution operations, gas pipeline investments, and gas marketing services. Prior to the sale of Sequent on July 1, 2021, Southern Company Gas' reportable segments also included wholesale gas services. See Note (L) to the Condensed Financial Statements herein for additional information on segment reporting. For additional information on the Registrants' primary business activities and the sale of Sequent, see BUSINESS – "The Southern Company System" in Item 1 of the Form 10-K and Note 15 to the financial statements under "Southern Company Gas" in Item 8 of the Form 10-K, respectively.
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
Recent Developments
Georgia Power
Plant Vogtle Units 3 and 4 Construction and Start-Up Status
Construction continues on Plant Vogtle Units 3 and 4 (with electric generating capacity of approximately 1,100 MWs each), in which Georgia Power currently holds a 45.7% ownership interest. Georgia Power's share of the total project capital cost forecast to complete Plant Vogtle Units 3 and 4, including contingency, through the end of the first quarter 2023 and the fourth quarter 2023, respectively, is $10.4 billion.
Fuel load for Unit 3 is projected during the third quarter or the fourth quarter 2022 with an in-service date projected during the fourth quarter 2022 or the first quarter 2023. Unit 3's projected schedule primarily depends on improvements in overall construction productivity and production levels, the volume and completion of construction remediation work, completion of work packages, including inspection records, and other documentation necessary to submit the remaining ITAACs and begin fuel load, the pace of system and area turnovers, and the progression of startup and other testing. An in-service date during the third quarter or the fourth quarter 2023 for Unit 4 is projected. Unit 4's projected schedule primarily depends on overall construction productivity and production levels improving as well as appropriate levels of craft laborers, particularly electricians and pipefitters, being added and maintained. Any further delays could result in later in-service dates.
Georgia Power and the other Vogtle Owners do not agree on the starting dollar amount for the determination of cost increases subject to the cost-sharing and tender provisions of the Global Amendments (as defined in Note (B) to the Condensed Financial Statements under "Georgia Power – Nuclear Construction – Joint Owner Contracts" herein). The other Vogtle Owners have notified Georgia Power that they believe the current project capital cost forecast exceeds the cost-sharing thresholds and triggers the tender provisions under the Global Amendments. In October 2021, Georgia Power and the other Vogtle Owners entered into an agreement to clarify the process for the tender provisions of the Global Amendments to provide for a decision between 120 and 180 days after the tender option is triggered, which the other Vogtle Owners assert occurred on February 14, 2022.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
During the first quarter 2022, established construction contingency totaling $43 million was assigned to the base capital cost forecast for costs primarily associated with construction productivity, the pace of system turnovers, and support resources for Units 3 and 4.
The ultimate impact of these matters on the construction schedule and project capital cost forecast for Plant Vogtle Units 3 and 4 cannot be determined at this time. See Note (B) to the Condensed Financial Statements under "Georgia Power – Nuclear Construction" herein for additional information.
Rate Plan
Georgia Power is required to file its next general base rate case by June 24, 2022. See Note 2 to the financial statements under "Georgia Power – Rate Plans" in Item 8 of the Form 10-K for additional information.
Mississippi Power
On March 15, 2022, Mississippi Power submitted its annual retail PEP filing for 2022 to the Mississippi PSC, which requested a 1.9%, or approximately $18 million, annual increase in revenues. In accordance with the PEP rate schedule, the rate increase became effective with the first billing cycle of April 2022, subject to refund. The related proceedings are expected to conclude in summer 2022; however, the ultimate outcome of this matter cannot be determined at this time.
Southern Power
During the three months ended March 31, 2022, Southern Power completed construction of and placed in service the remaining 40 MWs of the Tranquillity battery energy storage facility and the remaining 15 MWs of the Garland battery energy storage facility. See Note (K) to the Condensed Financial Statements under "Southern Power" herein for additional information.
At March 31, 2022, Southern Power's average investment coverage ratio for its generating assets, including those owned with various partners, based on the ratio of investment under contract to total investment using the respective facilities' net book value (or expected in-service value for facilities under construction) as the investment amount was 95% through 2026 and 92% through 2031, with an average remaining contract duration of approximately 13 years.
Southern Company Gas
On April 7, 2022, Virginia Natural Gas notified the Virginia State Corporation Commission of its intent to file a base rate case in the third quarter 2022. The ultimate outcome of this matter cannot be determined at this time.
RESULTS OF OPERATIONS
Southern Company
Net Income

First Quarter 2022 vs. First Quarter 2021
(change in millions)	(% change)
$(103)	(9.1)
Consolidated net income attributable to Southern Company was $1.0 billion ($0.97 per share) for first quarter 2022 compared to $1.1 billion ($1.07 per share) for the corresponding period in 2021. The decrease was primarily due to the first quarter 2021 net income of $126 million at Sequent, which was sold on July 1, 2021, and higher non-fuel operations and maintenance costs, partially offset by an increase in natural gas revenues from base rate increases and continued infrastructure replacement, an increase in retail electric revenues primarily from base tariff increases in accordance with Georgia Power's 2019 ARP, and a $36 million after-tax charge in the first quarter 2021 related to the construction of Plant Vogtle Units 3 and 4.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Retail Electric Revenues

First Quarter 2022 vs. First Quarter 2021
(change in millions)	(% change)
$271	8.1
In the first quarter 2022, retail electric revenues were $3.6 billion compared to $3.3 billion for the corresponding period in 2021.
Details of the changes in retail electric revenues were as follows:

	First Quarter 2022
	(in millions)	(% change)
Retail electric – prior year	$3,342
Estimated change resulting from –
Rates and pricing	56	1.7%
Sales growth	20	0.6
Weather	16	0.5
Fuel and other cost recovery	179	5.3
Retail electric – current year	$3,613	8.1%
Revenues associated with changes in rates and pricing increased in the first quarter 2022 when compared to the corresponding period in 2021. The increase was primarily due to base tariff increases in accordance with Georgia Power's 2019 ARP. See Note 2 to the financial statements under "Georgia Power – Rate Plans" in Item 8 of the Form 10-K for additional information.
Revenues attributable to changes in sales increased in the first quarter 2022 when compared to the corresponding period in 2021. Weather-adjusted residential KWH sales decreased 1.1% and weather-adjusted commercial KWH sales increased 1.9% in the first quarter 2022 when compared to the corresponding period in 2021 primarily due to impacts on customer usage from increased activity outside the home following the expiration of COVID-19 restrictions. Increased customer growth partially offset the decrease in residential KWH sales and contributed to the increase in commercial KWH sales. Industrial KWH sales increased 1.7% in the first quarter 2022 when compared to the corresponding period in 2021 primarily due to strength in the pipeline segment.
Fuel and other cost recovery revenues increased $179 million in the first quarter 2022 compared to the corresponding period in 2021 primarily due to higher fuel and purchased power costs. Electric rates for the traditional electric operating companies include provisions to adjust billings for fluctuations in fuel costs, including the energy component of purchased power costs. Under these provisions, fuel revenues generally equal fuel expenses, including the energy component of PPA costs, and do not affect net income. The traditional electric operating companies each have one or more regulatory mechanisms to recover other costs such as environmental and other compliance costs, storm damage, new plants, and PPA capacity costs.
Wholesale Electric Revenues

First Quarter 2022 vs. First Quarter 2021
(change in millions)	(% change)
$119	21.8
In the first quarter 2022, wholesale electric revenues were $664 million compared to $545 million for the corresponding period in 2021. The increase was primarily due to a $117 million increase in energy revenues in the first quarter 2022 as a result of higher natural gas prices when compared to the corresponding period in 2021 and an increase in the volume of KWHs sold at Southern Power primarily associated with natural gas PPAs.

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
Natural Gas Revenues

First Quarter 2022 vs. First Quarter 2021
(change in millions)	(% change)
$364	21.5
In the first quarter 2022, natural gas revenues were $2.1 billion compared to $1.7 billion for the corresponding period in 2021.
Details of the changes in natural gas revenues were as follows:

	First Quarter 2022
	(in millions)	(% change)
Natural gas revenues – prior year	$1,694
Estimated change resulting from –
Infrastructure replacement programs and base rate changes	86	5.1%
Gas costs and other cost recovery	544	32.1
Gas marketing services	18	1.1
Wholesale gas services	(297)	(17.5)
Other	13	0.7
Natural gas revenues – current year	$2,058	21.5%
Revenues from infrastructure replacement programs and base rate changes at the natural gas distribution utilities increased in the first quarter 2022 compared to the corresponding period in 2021 primarily due to rate increases at Atlanta Gas Light and Chattanooga Gas and continued investment in infrastructure replacement. See Note 2 to the financial statements under "Southern Company Gas – Rate Proceedings" in Item 8 of the Form 10-K for additional information.
Revenues associated with gas costs and other cost recovery increased in the first quarter 2022 compared to the corresponding period in 2021 primarily due to higher volumes of natural gas sold and higher natural gas cost recovery. Natural gas distribution rates include provisions to adjust billings for fluctuations in natural gas costs. Therefore, gas costs recovered through natural gas revenues generally equal the amount expensed in cost of natural gas and do not affect net income from the natural gas distribution utilities.
Revenues from gas marketing services increased in the first quarter 2022 compared to the corresponding period in 2021 primarily due to higher commodity prices and higher sales to commercial customers.

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
Other Revenues

First Quarter 2022 vs. First Quarter 2021
(change in millions)	(% change)
$(23)	(14.5)
In the first quarter 2022, other revenues were $136 million compared to $159 million for the corresponding period in 2021. The decrease was primarily due to a $14 million decrease at PowerSecure primarily related to distributed infrastructure and energy efficiency projects and a $6 million decrease in unregulated sales associated with power delivery construction and maintenance projects at Georgia Power.
Fuel and Purchased Power Expenses

	First Quarter 2022 vs. First Quarter 2021
	(change in millions)	(% change)
Fuel	$263	31.0
Purchased power	25	12.1
Total fuel and purchased power expenses	$288
In the first quarter 2022, total fuel and purchased power expenses were $1.3 billion compared to $1.1 billion for the corresponding period in 2021. The increase was primarily the result of a $247 million increase in the average cost of fuel and purchased power and a $41 million increase in the volume of KWHs generated and purchased.
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

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Details of the Southern Company system's generation and purchased power were as follows:

	First Quarter 2022	First Quarter 2021
Total generation (in billions of KWHs)(a)	46	43
Total purchased power (in billions of KWHs)	4	4
Sources of generation (percent)(a) —
Gas	46	46
Coal	23	24
Nuclear	17	17
Hydro	6	5
Wind, Solar, and Other	8	8
Cost of fuel, generated (in cents per net KWH)—
Gas(a)	3.53	2.55
Coal	3.11	2.82
Nuclear	0.72	0.75
Average cost of fuel, generated (in cents per net KWH)(a)	2.86	2.26
Average cost of purchased power (in cents per net KWH)(b)	5.58	5.10
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
Fuel
In the first quarter 2022, fuel expense was $1.1 billion compared to $0.8 billion for the corresponding period in 2021. The increase was primarily due to a 38.4% increase in the average cost of natural gas per KWH generated, a 10.3% increase in the average cost of coal per KWH generated, and a 4.6% increase in the volume of KWHs generated by natural gas, partially offset by a 41.2% increase in the volume of KWHs generated by hydro.
Purchased Power
In the first quarter 2022, purchased power expense was $232 million compared to $207 million for the corresponding period in 2021. The increase was primarily due to a 9.4% increase in the average cost per KWH purchased primarily due to higher natural gas prices and a 4.6% increase in the volume of KWHs purchased.
Energy purchases will vary depending on demand for energy within the Southern Company system's electric service territory, the market prices of wholesale energy as compared to the cost of the Southern Company system's generation, and the availability of the Southern Company system's generation.
Cost of Natural Gas

First Quarter 2022 vs. First Quarter 2021
(change in millions)	(% change)
$512	87.8
Excluding Atlanta Gas Light, which does not sell natural gas to end-use customers, natural gas distribution rates include provisions to adjust billings for fluctuations in natural gas costs. Therefore, gas costs recovered through natural gas revenues generally equal the amount expensed in cost of natural gas and do not affect net income from

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
the natural gas distribution utilities. Cost of natural gas at the natural gas distribution utilities represented 90% of total cost of natural gas for the first quarter 2022.
In the first quarter 2022, cost of natural gas was $1.1 billion compared to $0.6 billion for the corresponding period in 2021. The increase reflects higher gas cost recovery as a result of an 83.9% increase in natural gas prices in the first quarter 2022 compared to the corresponding period in 2021.
Cost of Other Sales

First Quarter 2022 vs. First Quarter 2021
(change in millions)	(% change)
$(13)	(15.9)
In the first quarter 2022, cost of other sales was $69 million compared to $82 million for the corresponding period in 2021. The decrease was primarily due to decreases of $9 million at Georgia Power primarily associated with unregulated power delivery construction and maintenance projects and $4 million related to distributed infrastructure and energy efficiency projects at PowerSecure.
Other Operations and Maintenance Expenses

First Quarter 2022 vs. First Quarter 2021
(change in millions)	(% change)
$144	10.5
In the first quarter 2022, other operations and maintenance expenses were $1.5 billion compared to $1.4 billion for the corresponding period in 2021. Excluding $48 million of expenses related to Sequent in 2021, other operations and maintenance expenses increased $192 million. The increase was primarily due to increases of $66 million in transmission and distribution expenses primarily related to line maintenance, $58 million in generation expenses primarily related to scheduled outage and maintenance, and $16 million in expenses at Southern Company Gas passed through directly to customers, primarily related to bad debt.
Depreciation and Amortization

First Quarter 2022 vs. First Quarter 2021
(change in millions)	(% change)
$21	2.4
In the first quarter 2022, depreciation and amortization was $892 million compared to $871 million for the corresponding period in 2021. The increase was primarily due to additional plant in service.
Taxes Other Than Income Taxes

First Quarter 2022 vs. First Quarter 2021
(change in millions)	(% change)
$27	7.8
In the first quarter 2022, taxes other than income taxes were $372 million compared to $345 million for the corresponding period in 2021. The increase primarily reflects an increase in revenue tax expenses as a result of higher natural gas revenues at Nicor Gas and an increase in municipal franchise fees related to higher retail revenues at Georgia Power.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Estimated Loss on Plant Vogtle Units 3 and 4

First Quarter 2022 vs. First Quarter 2021
(change in millions)	(% change)
$(48)	N/M
N/M - Not meaningful
In the first quarter 2021, a $48 million estimated probable loss on Plant Vogtle Units 3 and 4 was recorded at Georgia Power. The loss reflects revisions to the total project capital cost forecast to complete construction and start-up of Plant Vogtle Units 3 and 4. See Note (B) to the Condensed Financial Statements herein and Note 2 to the financial statements in Item 8 of the Form 10-K under "Georgia Power – Nuclear Construction" for additional information.
Gain on Dispositions, Net

First Quarter 2022 vs. First Quarter 2021
(change in millions)	(% change)
$(21)	(47.7)
In the first quarter 2022, gain on dispositions, net was $23 million compared to $44 million for the corresponding period in 2021. The first quarter 2022 amount includes $17 million in gains from sales of integrated transmission system assets at Georgia Power. The first quarter 2021 amount includes $39 million in gains at Southern Power primarily from contributions of wind turbine equipment to various equity method investments. See Note 15 to the financial statements under "Southern Power – Development Projects" in Item 8 of the Form 10-K for additional information.
Interest Expense, Net of Amounts Capitalized

First Quarter 2022 vs. First Quarter 2021
(change in millions)	(% change)
$12	2.7
In the first quarter 2022, interest expense, net of amounts capitalized was $462 million compared to $450 million for the corresponding period in 2021. The increase was primarily due to higher average outstanding borrowings, partially offset by lower interest rates on newly issued debt relative to the debt that was retired since the first quarter 2021.
Other Income (Expense), Net

First Quarter 2022 vs. First Quarter 2021
(change in millions)	(% change)
$87	150.0
In the first quarter 2022, other income (expense), net was $145 million compared to $58 million for the corresponding period in 2021. The increase was primarily due to $75 million in charitable contributions at Southern Company Gas in the first quarter 2021 and a $13 million increase in non-service cost-related retirement benefits income. See Note (H) to the Condensed Financial Statements herein for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Income Taxes

First Quarter 2022 vs. First Quarter 2021
(change in millions)	(% change)
$(17)	(8.9)
In the first quarter 2022, income taxes were $173 million compared to $190 million for the corresponding period in 2021. The decrease was primarily due to a decrease of $40 million at Southern Company Gas' wholesale gas services business as a result of the sale of Sequent on July 1, 2021, partially offset by $16 million of tax benefits in the first quarter 2021 resulting from new legislation that changed Southern Power's state apportionment methodology. See Note (G) to the Condensed Financial Statements herein for additional information.
Net Loss Attributable to Noncontrolling Interests

First Quarter 2022 vs. First Quarter 2021
(change in millions)	(% change)
$13	40.6
Substantially all noncontrolling interests relate to renewable projects at Southern Power. In the first quarter 2022, net loss attributable to noncontrolling interests was $45 million compared to $32 million for the corresponding period in 2021. The increased loss was primarily due to loss allocations to Southern Power's partners in the Garland and Tranquillity battery energy storage facilities and higher HLBV loss allocations to Southern Power's wind tax equity partners, including new partnerships entered into during 2021. The increased loss allocations were partially offset by higher income allocations to Southern Power's solar equity partners.
Alabama Power
Net Income

First Quarter 2022 vs. First Quarter 2021
(change in millions)	(% change)
$(12)	(3.3)
Alabama Power's net income after dividends on preferred stock in the first quarter 2022 was $347 million compared to $359 million for the corresponding period in 2021. The decrease was primarily due to an increase in non-fuel operations and maintenance expenses, partially offset by an increase in retail revenues resulting from sales growth in the first quarter 2022 compared to the corresponding period in 2021.
Retail Revenues

First Quarter 2022 vs. First Quarter 2021
(change in millions)	(% change)
$27	2.0
In the first quarter 2022, retail revenues were $1.38 billion compared to $1.35 billion for the corresponding period in 2021.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Details of the changes in retail revenues were as follows:

	First Quarter 2022
	(in millions)	(% change)
Retail – prior year	$1,352
Estimated change resulting from –
Rates and pricing	—	—%
Sales growth	14	1.0
Weather	1	0.1
Fuel and other cost recovery	12	0.9
Retail – current year	$1,379	2.0%
Revenues attributable to changes in sales increased in the first quarter 2022 when compared to the corresponding period in 2021. Weather-adjusted residential and commercial KWH sales increased 0.6% and 1.0%, respectively, in the first quarter 2022 when compared to the corresponding period in 2021 primarily due to customer growth. Industrial KWH sales increased 0.1% in the first quarter 2022 when compared to the corresponding period in 2021 primarily due to a recovering industrial class that continues to experience disruptions in supply chain and business operations.
Fuel and other cost recovery revenues increased in the first quarter 2022 when compared to the corresponding period in 2021 primarily due to increases in the volume of KWHs generated and the average cost of fuel.
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
Wholesale Revenues – Non-Affiliates

First Quarter 2022 vs. First Quarter 2021
(change in millions)	(% change)
$22	23.9
In the first quarter 2022, wholesale revenues from sales to non-affiliates were $114 million compared to $92 million for the corresponding period in 2021. The increase was primarily due to a 16.2% increase in KWH sales as a result of cooler weather in the first quarter 2022 compared to the corresponding period in 2021, as well as a 6.0% increase in the price of energy due to higher natural gas prices.
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

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Wholesale Revenues – Affiliates

First Quarter 2022 vs. First Quarter 2021
(change in millions)	(% change)
$33	103.1
In the first quarter 2022, wholesale revenues from sales to affiliates were $65 million compared to $32 million for the corresponding period in 2021. The increase was primarily due to a 47.1% increase in the price of energy due to higher natural gas prices and a 40.3% increase in KWH sales as a result of increased generation demand as a result of cooler weather in the first quarter 2022 compared to the corresponding period in 2021.
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
Fuel and Purchased Power Expenses

	First Quarter 2022 vs. First Quarter 2021
	(change in millions)	(% change)
Fuel	$42	14.4
Purchased power – non-affiliates	17	34.0
Purchased power – affiliates	(4)	(13.3)
Total fuel and purchased power expenses	$55
In the first quarter 2022, total fuel and purchased power expenses were $426 million compared to $371 million for the corresponding period in 2021. The increase was primarily due to a $39 million increase in the average cost of fuel and purchased power and a $16 million increase related to the volume of KWHs generated and purchased.
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

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Details of Alabama Power's generation and purchased power were as follows:

	First Quarter 2022	First Quarter 2021
Total generation (in billions of KWHs)(a)	15	15
Total purchased power (in billions of KWHs)	2	1
Sources of generation (percent)(a) —
Coal	42	46
Nuclear	25	25
Gas	19	19
Hydro	14	10
Cost of fuel, generated (in cents per net KWH) —
Coal	2.90	2.75
Nuclear	0.67	0.72
Gas(a)	3.45	2.51
Average cost of fuel, generated (in cents per net KWH)(a)	2.36	2.14
Average cost of purchased power (in cents per net KWH)(b)	6.82	6.52
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
Fuel
In the first quarter 2022, fuel expense was $333 million compared to $291 million for the corresponding period in 2021. The increase was primarily due to a 37.5% increase in the average cost of natural gas per KWH generated, which excludes tolling agreements, and a 6.3% increase in the volume of KWHs generated by natural gas, partially offset by a 49.0% increase in the volume of KWHs generated by hydro.
Purchased Power – Non-Affiliates
In the first quarter 2022, purchased power expense from non-affiliates was $67 million compared to $50 million for the corresponding period in 2021. The increase was primarily due to a 29.9% increase in the volume of KWHs purchased as a result of cooler weather in 2022 compared to the corresponding period in 2021, as well as a 9.8% increase in the average cost per KWH purchased due to higher natural gas prices.
Energy purchases from non-affiliates will vary depending on the market prices of wholesale energy as compared to the cost of the Southern Company system's generation, demand for energy within the Southern Company system's electric service territory, and the availability of the Southern Company system's generation.
Purchased Power – Affiliates
For first quarter 2022, purchased power expense from affiliates was $26 million compared to $30 million for the corresponding period in 2021. The decrease was primarily due to a 17.7% decrease in the volume of KWHs purchased as a result of increased generation compared to the corresponding period in 2021, partially offset by a 5.6% increase in the average cost per KWH purchased due to higher natural gas prices.
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

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Other Operations and Maintenance Expenses

First Quarter 2022 vs. First Quarter 2021
(change in millions)	(% change)
$48	13.3
In the first quarter 2022, other operations and maintenance expenses were $409 million compared to $361 million for the corresponding period in 2021. The increase was primarily due to increases of $26 million in generation expenses associated with scheduled outages and maintenance and Rate CNP Compliance-related expenses and $12 million in transmission and distribution expenses primarily associated with line maintenance. See Note 2 to the financial statements under "Alabama Power – Rate CNP Compliance" in Item 8 of the Form 10-K for additional information.
Georgia Power
Net Income

First Quarter 2022 vs. First Quarter 2021
(change in millions)	(% change)
$34	9.7
Georgia Power's net income in the first quarter 2022 was $385 million compared to $351 million for the corresponding period in 2021. The increase was primarily due to higher retail revenues primarily from base tariff increases in accordance with the 2019 ARP and a $36 million after-tax charge in the first quarter 2021 related to the construction of Plant Vogtle Units 3 and 4, partially offset by higher non-fuel operations and maintenance costs. See Note (B) to the Condensed Financial Statements herein and Note 2 to the financial statements in Item 8 of the Form 10-K under "Georgia Power – Nuclear Construction" for additional information regarding Plant Vogtle Units 3 and 4.
Retail Revenues

First Quarter 2022 vs. First Quarter 2021
(change in millions)	(% change)
$230	12.9
In the first quarter 2022, retail revenues were $2.02 billion compared to $1.79 billion for the corresponding period in 2021.
Details of the changes in retail revenues were as follows:

	First Quarter 2022
	(in millions)	(% change)
Retail – prior year	$1,787
Estimated change resulting from –
Rates and pricing	53	3.0%
Sales growth	2	0.1
Weather	18	1.0
Fuel cost recovery	157	8.8
Retail – current year	$2,017	12.9%

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Revenues associated with changes in rates and pricing increased in the first quarter 2022 when compared to the corresponding period in 2021. The increase was primarily due to base tariff increases in accordance with the 2019 ARP. See Note 2 to the financial statements under "Georgia Power – Rate Plans" in Item 8 of the Form 10-K for additional information.
Revenues attributable to changes in sales increased in the first quarter 2022 when compared to the corresponding period in 2021. Weather-adjusted residential KWH sales decreased 2.3% and weather-adjusted commercial KWH sales increased 2.2% in the first quarter 2022 when compared to the corresponding period in 2021 primarily due to the impacts on customer usage from increased activity outside the home following the expiration of COVID-19 restrictions. Increased customer growth partially offset the decrease in residential KWH sales and contributed to the increase in commercial KWH sales. Weather-adjusted industrial KWH sales increased 3.6% in the first quarter 2022 when compared to the corresponding period in 2021 primarily due to strength in the pipeline segment.
Fuel revenues and costs are allocated between retail and wholesale jurisdictions. Retail fuel cost recovery revenues increased in the first quarter 2022 when compared to the corresponding period in 2021 due to higher fuel and purchased power costs. Electric rates include provisions to adjust billings for fluctuations in fuel costs, including the energy component of purchased power costs. Under these fuel cost recovery provisions, fuel revenues generally equal fuel expenses and do not affect net income. See Note 2 to the financial statements under "Georgia Power – Fuel Cost Recovery" in Item 8 of the Form 10-K for additional information.
Wholesale Revenues

First Quarter 2022 vs. First Quarter 2021
(change in millions)	(% change)
$23	53.5
In the first quarter 2022, wholesale revenues were $66 million compared to $43 million for the corresponding period in 2021. The increase was primarily due to increases of $18 million related to the average cost of fuel primarily due to higher natural gas and coal prices and $7 million in KWH sales associated with higher market demand as a result of cooler weather in the first quarter 2022 compared to the corresponding period in 2021, partially offset by a decrease of $4 million in capacity revenues from shared Southern Company power pool sales in accordance with the IIC.
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

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Other Revenues

First Quarter 2022 vs. First Quarter 2021
(change in millions)	(% change)
$(15)	(10.7)
In the first quarter 2022, other revenues were $125 million compared to $140 million for the corresponding period in 2021. The decrease was primarily due to decreases of $8 million resulting from the termination of a transmission service contract and $6 million in unregulated sales associated with power delivery construction and maintenance projects.
Fuel and Purchased Power Expenses

	First Quarter 2022 vs. First Quarter 2021
	(change in millions)	(% change)
Fuel	$106	33.9
Purchased power – non-affiliates	6	4.2
Purchased power – affiliates	70	51.5
Total fuel and purchased power expenses	$182
In the first quarter 2022, total fuel and purchased power expenses were $775 million compared to $593 million for the corresponding period in 2021. The increase was due to an increase of $133 million related to the average cost of fuel and purchased power and an increase of $49 million related to the volume of KWHs generated and purchased.
Fuel and purchased power energy transactions do not have a significant impact on earnings since these fuel expenses are generally offset by fuel revenues through Georgia Power's fuel cost recovery mechanism. See Note 2 to the financial statements under "Georgia Power – Fuel Cost Recovery" in Item 8 of the Form 10-K for additional information.
Details of Georgia Power's generation and purchased power were as follows:

	First Quarter 2022	First Quarter 2021
Total generation (in billions of KWHs)	15	14
Total purchased power (in billions of KWHs)	8	7
Sources of generation (percent) —
Gas	46	47
Coal	25	22
Nuclear	24	27
Hydro and other	5	4
Cost of fuel, generated (in cents per net KWH) —
Gas	3.58	2.58
Coal	3.41	2.91
Nuclear	0.77	0.78
Average cost of fuel, generated (in cents per net KWH)	2.83	2.15
Average cost of purchased power (in cents per net KWH)(*)	4.81	4.22
(*)Average cost of purchased power includes fuel purchased by Georgia Power for tolling agreements where power is generated by the provider.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Fuel
In the first quarter 2022, fuel expense was $419 million compared to $313 million for the corresponding period in 2021. The increase was primarily due to increases of 38.8% and 17.2% in the average cost per KWH generated by natural gas and coal, respectively, and a 19.5% increase in the volume of KWHs generated by coal.
Purchased Power – Affiliates
In the first quarter 2022, purchased power expense from affiliates was $206 million compared to $136 million for the corresponding period in 2021. The increase was primarily due to an increase of 25.7% in the average cost per KWH purchased primarily due to higher natural gas and coal prices and an increase of 18.3% in the volume of KWHs purchased due to lower cost Southern Company system resources as compared to available Georgia Power-owned generation.
Energy purchases from affiliates will vary depending on the demand and the availability and cost of generating resources at each company within the Southern Company system. These purchases are made in accordance with the IIC or other contractual agreements, all as approved by the FERC.
Other Operations and Maintenance Expenses

First Quarter 2022 vs. First Quarter 2021
(change in millions)	(% change)
$43	9.1
In the first quarter 2022, other operations and maintenance expenses were $517 million compared to $474 million for the corresponding period in 2021. The increase was primarily due to increases of $45 million in transmission and distribution expenses primarily associated with line maintenance and $19 million in generation expenses primarily related to non-outage maintenance costs, partially offset by $17 million in gains from sales of integrated transmission system assets and a $9 million reduction in billing adjustments with integrated transmission system owners largely resulting from a terminated transmission service agreement.
Depreciation and Amortization

First Quarter 2022 vs. First Quarter 2021
(change in millions)	(% change)
$13	3.8
In the first quarter 2022, depreciation and amortization was $351 million compared to $338 million for the corresponding period in 2021. The increase was primarily due to additional plant in service.
Taxes Other Than Income Taxes

First Quarter 2022 vs. First Quarter 2021
(change in millions)	(% change)
$9	7.8
In the first quarter 2022, taxes other than income taxes was $125 million compared to $116 million for the corresponding period in 2021. The increase was primarily due to an increase in municipal franchise fees largely related to higher retail revenues.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Estimated Loss on Plant Vogtle Units 3 and 4

First Quarter 2022 vs. First Quarter 2021
(change in millions)	(% change)
$(48)	N/M
N/M - Not meaningful
In the first quarter 2021, a $48 million estimated probable loss on Plant Vogtle Units 3 and 4 was recorded at Georgia Power. The loss reflects revisions to the total project capital cost forecast to complete construction and start-up of Plant Vogtle Units 3 and 4. See Note (B) to the Condensed Financial Statements herein and Note 2 to the financial statements in Item 8 of the Form 10-K under "Georgia Power – Nuclear Construction" for additional information.
Other Income (Expense), Net

First Quarter 2022 vs. First Quarter 2021
(change in millions)	(% change)
$9	22.0
In the first quarter 2022, other income (expense), net was $50 million compared to $41 million for the corresponding period in 2021. The increase was primarily due to increases of $3 million in customer charges related to contributions in aid of construction and $3 million in non-service cost-related retirement benefits income. See Note (H) to the Condensed Financial Statements herein for additional information on retirement benefits.
Income Taxes

First Quarter 2022 vs. First Quarter 2021
(change in millions)	(% change)
$12	66.7
In the first quarter 2022, income taxes were $30 million compared to $18 million for the corresponding period in 2021. The increase was primarily due to the reduction in pre-tax earnings in the first quarter 2021 resulting from a charge associated with the construction of Plant Vogtle Units 3 and 4. See Note (B) to the Condensed Financial Statements herein and Note 2 to the financial statements in Item 8 of the Form 10-K under "Georgia Power – Nuclear Construction" for additional information.
Mississippi Power
Net Income

First Quarter 2022 vs. First Quarter 2021
(change in millions)	(% change)
$(3)	(6.7)
Mississippi Power's net income in the first quarter 2022 was $42 million compared to $45 million for the corresponding period in 2021. The decrease was primarily due to an increase in operations and maintenance expenses, largely offset by an increase in revenues.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Retail Revenues

First Quarter 2022 vs. First Quarter 2021
(change in millions)	(% change)
$13	6.4
In the first quarter 2022, retail revenues were $217 million compared to $204 million for the corresponding period in 2021.
Details of the changes in retail revenues were as follows:

	First Quarter 2022
	(in millions)	(% change)
Retail – prior year	$204
Estimated change resulting from –
Rates and pricing	3	1.5%
Sales growth	1	0.5
Weather	(2)	(1.0)
Fuel and other cost recovery	11	5.4
Retail – current year	$217	6.4%
Revenues associated with changes in rates and pricing increased in the first quarter 2022 when compared to the corresponding period in 2021 primarily due to new PEP rates that became effective for the first billing cycle of April 2021. See Note 2 to the financial statements under "Mississippi Power – Performance Evaluation Plan" in Item 8 of the Form 10-K for additional information.
Revenues attributable to changes in sales increased in the first quarter 2022 when compared to the corresponding period in 2021. Weather-adjusted residential and commercial KWH sales increased 0.8% and 2.9%, respectively, in the first quarter 2022 when compared to the corresponding period in 2021 due to increased customer usage and customer growth. Industrial KWH sales decreased 0.1% in the first quarter 2022 when compared to the corresponding period in 2021.
Fuel and other cost recovery revenues increased in the first quarter 2022 when compared to the corresponding period in 2021 primarily as a result of higher recoverable fuel costs. Recoverable fuel costs include fuel and purchased power expenses reduced by the fuel portion of wholesale revenues from energy sold to customers outside Mississippi Power's service territory. Electric rates include provisions to adjust billings for fluctuations in fuel costs, including the energy component of purchased power costs. Under these provisions, fuel revenues generally equal fuel expenses, including the energy component of purchased power costs, and do not affect net income.
Wholesale Revenues – Non-Affiliates

First Quarter 2022 vs. First Quarter 2021
(change in millions)	(% change)
$5	7.9
In the first quarter 2022, wholesale revenues from sales to non-affiliates were $68 million compared to $63 million for the corresponding period in 2021. The increase was primarily due to higher fuel costs and customer usage.
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
Wholesale Revenues – Affiliates

First Quarter 2022 vs. First Quarter 2021
(change in millions)	(% change)
$9	27.3
In the first quarter 2022, wholesale revenues from sales to affiliates were $42 million compared to $33 million for the corresponding period in 2021. The increase was primarily due to an increase of $14 million associated with higher natural gas prices, partially offset by a decrease of $4 million associated with lower KWH sales.
Wholesale revenues from sales to affiliated companies will vary depending on demand and the availability and cost of generating resources at each company. These affiliate sales are made in accordance with the IIC, as approved by the FERC. These transactions do not have a significant impact on earnings since this energy is generally sold at marginal cost.
Fuel and Purchased Power Expenses

	First Quarter 2022 vs. First Quarter 2021
	(change in millions)	(% change)
Fuel	$26	24.5
Purchased power	—	—
Total fuel and purchased power expenses	$26
In the first quarter 2022, total fuel and purchased power expenses were $132 million compared to $106 million for the corresponding period in 2021. The increase was primarily due to a $33 million increase in the average cost of fuel, partially offset by a $7 million decrease associated with the volume of KWHs generated and purchased.
Fuel and purchased power energy transactions do not have a significant impact on earnings since energy expenses are generally offset by energy revenues through Mississippi Power's fuel cost recovery clause.
Details of Mississippi Power's generation and purchased power were as follows:

	First Quarter 2022	First Quarter 2021
Total generation (in millions of KWHs)	4,074	4,324
Total purchased power (in millions of KWHs)	120	121
Sources of generation (percent) –
Gas	92	91
Coal	8	9
Cost of fuel, generated (in cents per net KWH) –
Gas	3.30	2.41
Coal	3.74	3.17
Average cost of fuel, generated (in cents per net KWH)	3.34	2.49
Average cost of purchased power (in cents per net KWH)	4.54	4.08

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Fuel
In the first quarter 2022, fuel expense was $132 million compared to $106 million for the corresponding period in 2021. The increase was due to a 36.9% increase in the average cost of natural gas per KWH generated and an 18.0% increase in the average cost of coal per KWHs generated, partially offset by a 16.9% decrease in the volume of KWHs generated by coal and a 6.1% decrease in the volume of KWHs generated by natural gas.
Other Operations and Maintenance Expenses

First Quarter 2022 vs. First Quarter 2021
(change in millions)	(% change)
$8	11.8
In the first quarter 2022, other operations and maintenance expenses were $76 million compared to $68 million for the corresponding period in 2021. The increase was primarily due to increases of $4 million associated with the Kemper County energy facility (primarily related to additional dismantlement activities and lower salvage proceeds in 2022 as compared to 2021) and $3 million in distribution and transmission operations and maintenance activities.
Southern Power
Net Income Attributable to Southern Power

First Quarter 2022 vs. First Quarter 2021
(change in millions)	(% change)
$(25)	(25.8)
Net income attributable to Southern Power in the first quarter 2022 was $72 million compared to $97 million for the corresponding period in 2021. The decrease was primarily due to gains from the contributions of wind turbine equipment to various equity method investments in the first quarter 2021.
Operating Revenues

First Quarter 2022 vs. First Quarter 2021
(change in millions)	(% change)
$99	22.5
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
Operating Revenues Details
Details of Southern Power's operating revenues were as follows:

	First Quarter 2022	First Quarter 2021
	(in millions)
PPA capacity revenues	$102	$96
PPA energy revenues	345	245
Total PPA revenues	447	341
Non-PPA revenues	84	95
Other revenues	8	4
Total operating revenues	$539	$440
In the first quarter 2022, total operating revenues were $539 million, reflecting a $99 million, or 23%, increase from the corresponding period in 2021. The increase in operating revenues was primarily due to the following:
•PPA capacity revenues increased $6 million, or 6%, primarily due to new natural gas PPAs and increased capacity sales under existing natural gas PPAs, partially offset by the contractual expiration of natural gas PPAs.
•PPA energy revenues increased $100 million, or 41%, primarily due to a $59 million increase in sales under existing natural gas PPAs resulting from a $37 million increase in the price of fuel and purchased power and a $22 million increase in the volume of KWHs sold. Also contributing to the increase was a $47 million increase in sales associated with new natural gas PPAs, partially offset by a $13 million decrease due to the contractual expiration of natural gas PPAs.
•Non-PPA revenues decreased $11 million, or 12%, primarily due to a $12 million decrease in the volume of KWHs sold through short-term sales.
Fuel and Purchased Power Expenses
Details of Southern Power's generation and purchased power were as follows:

	First Quarter 2022	First Quarter 2021
	(in billions of KWHs)
Generation	11.0	9.4
Purchased power	0.5	0.6
Total generation and purchased power	11.5	10.0

Total generation and purchased power (excluding solar, wind, fuel cells, and tolling agreements)	6.9	6.1

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
Details of Southern Power's fuel and purchased power expenses were as follows:

	First Quarter 2022 vs. First Quarter 2021
	(change in millions)	(% change)
Fuel	$91	64.5
Purchased power	1	5.0
Total fuel and purchased power expenses	$92
In the first quarter 2022, total fuel and purchased power expenses increased $92 million, or 57%, compared to the corresponding period in 2021 primarily due to a $68 million increase in the average cost of fuel per KWH generated and a $23 million increase associated with the volume of KWHs generated.
Gain on Dispositions, Net

First Quarter 2022 vs. First Quarter 2021
(change in millions)	(% change)
$(37)	(94.9)
In the first quarter 2022, gain on dispositions, net was $2 million compared to $39 million for the corresponding period in 2021. The decrease primarily resulted from gains associated with contributions of wind turbine equipment to various equity method investments in the first quarter 2021. See Note 15 to the financial statements under "Southern Power – Development Projects" in Item 8 of the Form 10-K and Note (E) to the Condensed Financial Statements under "Southern Power" herein for additional information.
Net Loss Attributable to Noncontrolling Interests

First Quarter 2022 vs. First Quarter 2021
(change in millions)	(% change)
$13	40.6
In the first quarter 2022, net loss attributable to noncontrolling interests was $45 million compared to $32 million for the corresponding period in 2021. The increased loss was primarily due to loss allocations to the partners in the Garland and Tranquillity battery energy storage facilities and higher HLBV loss allocations to wind tax equity partners, including new partnerships entered into during 2021. The increased loss allocations were partially offset by higher income allocations to solar equity partners.

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
Net Income

First Quarter 2022 vs. First Quarter 2021
(change in millions)	(% change)
$(79)	(19.8)
In the first quarter 2022, net income was $319 million compared to $398 million for the corresponding period in 2021. The first quarter 2021 results include $126 million of net income from Sequent, which was sold on July 1, 2021. Net income increased $31 million at gas distribution operations primarily due to base rate increases and continued investment in infrastructure replacement and $10 million at gas marketing services primarily related to higher commodity prices and higher sales to commercial customers. See Notes 2 and 15 to the financial statements under "Southern Company Gas" in Item 8 of the Form 10-K for additional information.
Natural Gas Revenues, including Alternative Revenue Programs

First Quarter 2022 vs. First Quarter 2021
(change in millions)	(% change)
$364	21.5
In the first quarter 2022, natural gas revenues, including alternative revenue programs, were $2.1 billion compared to $1.7 billion for the corresponding period in 2021.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Details of the changes in natural gas revenues, including alternative revenue programs, were as follows:

	First Quarter 2022
	(in millions)	(% change)
Natural gas revenues – prior year	$1,694
Estimated change resulting from –
Infrastructure replacement programs and base rate changes	86	5.1%
Gas costs and other cost recovery	544	32.1
Gas marketing services	18	1.1
Wholesale gas services	(297)	(17.5)
Other	13	0.7
Natural gas revenues – current year	$2,058	21.5%
Revenues from infrastructure replacement programs and base rate changes increased in the first quarter 2022 compared to the corresponding period in 2021 primarily due to rate increases at Atlanta Gas Light and Chattanooga Gas and continued investment in infrastructure replacement. See Note 2 to the financial statements under "Southern Company Gas – Rate Proceedings" in Item 8 of the Form 10-K for additional information.
Revenues associated with gas costs and other cost recovery increased in the first quarter 2022 compared to the corresponding period in 2021 primarily due to higher volumes of natural gas sold and higher natural gas cost recovery. See "Cost of Natural Gas" herein for additional information. Revenue impacts from weather and customer growth are described further below.
Revenues from gas marketing services increased in the first quarter 2022 compared to the corresponding period in 2021 primarily due to higher commodity prices and higher sales to commercial customers.
The change in revenues related to wholesale gas services was due to the sale of Sequent on July 1, 2021. See Note 15 to the financial statements under "Southern Company Gas" in Item 8 of the Form 10-K for additional information.
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

	First Quarter			2022 vs. normal	2022 vs. 2021
	Normal(*)	2022	2021	colder (warmer)	colder (warmer)
	(in thousands)
Illinois	2,999	3,007	2,947	0.3%	2.0%
Georgia	1,302	1,251	1,254	(3.9)%	(0.2)%
(*)Normal represents the 10-year average from January 1, 2012 through March 31, 2021 for Illinois at Chicago Midway International Airport and for Georgia at Atlanta Hartsfield-Jackson International Airport, based on information obtained from the National Oceanic and Atmospheric Administration, National Climatic Data Center.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
The following table provides the number of customers served by Southern Company Gas at March 31, 2022 and 2021:

	March 31,
	2022	2021	2022 vs. 2021
	(in thousands, except market share %)		(% change)
Gas distribution operations	4,358	4,335	0.5%
Gas marketing services
Energy customers(*)	598	667	(10.3)%
Market share of energy customers in Georgia	28.7%	28.9%
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
Cost of Natural Gas

First Quarter 2022 vs. First Quarter 2021
(change in millions)	(% change)
$512	87.8
Excluding Atlanta Gas Light, which does not sell natural gas to end-use customers, natural gas distribution rates include provisions to adjust billings for fluctuations in natural gas costs. Therefore, gas costs recovered through natural gas revenues generally equal the amount expensed in cost of natural gas and do not affect net income from gas distribution operations. Cost of natural gas at gas distribution operations represented 90% of the total cost of natural gas in the first quarter 2022. See MANAGEMENT'S DISCUSSION AND ANALYSIS – RESULTS OF OPERATIONS – "Southern Company Gas – Cost of Natural Gas" in Item 7 of the Form 10-K and "Natural Gas Revenues, including Alternative Revenue Programs" herein for additional information.
In the first quarter 2022, cost of natural gas was $1.1 billion compared to $583 million for the corresponding period in 2021. The increase reflects higher gas cost recovery as a result of an 83.9% increase in natural gas prices in the first quarter 2022 compared to the corresponding period in 2021.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
The following table details the volumes of natural gas sold during all periods presented.

	First Quarter		2022 vs. 2021
	2022	2021
Gas distribution operations (mmBtu in millions)
Firm	304	288	5.6%
Interruptible	25	26	(3.8)
Total	329	314	4.8%
Wholesale gas services (mmBtu in millions/day)
Daily physical sales(*)	—	7.1	(100.0)%
Gas marketing services (mmBtu in millions)
Firm:
Georgia	16	19	(15.8)%
Illinois	3	4	(25.0)
Other	4	6	(33.3)
Interruptible large commercial and industrial	4	4	—
Total	27	33	(18.2)%
(*)As a result of the sale of Sequent, wholesale gas services had no sales in the first quarter 2022. See Note 15 to the financial statements under "Southern Company Gas" in Item 8 of the Form 10-K for additional information.
Other Operations and Maintenance Expenses

First Quarter 2022 vs. First Quarter 2021
(change in millions)	(% change)
$6	2.0
In the first quarter 2022, other operations and maintenance expenses were $305 million compared to $299 million for the corresponding period in 2021. Excluding $48 million of expenses related to Sequent in 2021, other operations and maintenance expenses increased approximately $54 million. The increase was primarily due to increases of $18 million in compensation and benefit expenses, $16 million in expenses passed through directly to customers primarily related to bad debt at distribution operations, and $6 million in customer account expenses.
Depreciation and Amortization

First Quarter 2022 vs. First Quarter 2021
(change in millions)	(% change)
$7	5.4
In the first quarter 2022, depreciation and amortization was $137 million compared to $130 million for the corresponding period in 2021. The increase was primarily due to continued infrastructure investments at the natural gas distribution utilities.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Taxes Other Than Income Taxes

First Quarter 2022 vs. First Quarter 2021
(change in millions)	(% change)
$19	23.5
In the first quarter 2022, taxes other than income taxes were $100 million compared to $81 million for the corresponding period in 2021. The increase primarily reflects an increase in revenue tax expenses as a result of higher natural gas revenues at Nicor Gas. These revenue tax expenses are passed directly to customers and have no impact on net income.
Other Income (Expense), Net

First Quarter 2022 vs. First Quarter 2021
(change in millions)	(% change)
$79	125.4
In the first quarter 2022, other income (expense), net was $16 million of income compared to $63 million of expense for the corresponding period in 2021. The change was largely due to charitable contributions of $75 million in the first quarter 2021.
Income Taxes

First Quarter 2022 vs. First Quarter 2021
(change in millions)	(% change)
$(24)	(19.8)
In the first quarter 2022, income taxes were $97 million compared to $121 million for the corresponding period in 2021. The decrease was primarily due to a decrease of $40 million at wholesale gas services including Sequent, which was sold on July 1, 2021, partially offset by higher pre-tax earnings from the other segments.
Segment Information
Operating revenues, operating expenses, and net income (loss) for each segment are provided in the table below. See Note (L) to the Condensed Financial Statements under "Southern Company Gas" herein for additional information.

	First Quarter 2022			First Quarter 2021
	Operating Revenues	Operating Expenses	Net Income (Loss)	Operating Revenues	Operating Expenses	Net Income (Loss)
	(in millions)			(in millions)
Gas distribution operations	$1,803	$1,475	$214	$1,200	$913	$183
Gas pipeline investments	8	3	29	8	3	29
Wholesale gas services(*)	—	—	—	298	56	126
Gas marketing services	243	150	66	195	120	56
All other	16	21	10	7	15	4
Intercompany eliminations	(12)	(12)	—	(14)	(14)	—
Consolidated	$2,058	$1,637	$319	$1,694	$1,093	$398
(*)As a result of the sale of Sequent, wholesale gas services is no longer a reportable segment for the first quarter 2022. See Note 15 to the financial statements under "Southern Company Gas" in Item 8 of the Form 10-K for additional information.

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
In the first quarter 2022, net income increased $31 million, or 16.9%, when compared to the corresponding period in 2021, as described further below:
•Operating revenues increased $603 million primarily due to higher gas cost recovery, rate increases, and continued investment in infrastructure replacement. Gas costs recovered through natural gas revenues generally equal the amount expensed in cost of natural gas.
•Operating expenses increased $562 million primarily due to a $479 million increase in the cost of gas as a result of higher natural gas prices and higher volumes sold compared to 2021, as well as higher compensation expenses and depreciation resulting from additional assets placed in service. The increase in operating expenses also includes higher costs passed through directly to customers, primarily related to bad debt expenses and revenue taxes.
•Income taxes increased $12 million primarily due to higher pre-tax earnings.
Gas Pipeline Investments
Gas pipeline investments consists primarily of joint ventures in natural gas pipeline investments including SNG, Dalton Pipeline, and PennEast Pipeline. See Note (E) to the Condensed Financial Statements under "Southern Company Gas" herein for additional information.
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
In the first quarter 2022, net income increased $10 million, or 17.9%, when compared to the corresponding period in 2021. The increase was primarily due to a $48 million increase in operating revenues as a result of higher commodity prices and higher sales to commercial customers, partially offset by a $30 million increase in operating expenses primarily due to higher cost of natural gas and an increase of $8 million in income taxes as a result of higher pre-tax earnings.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
All Other
All other includes natural gas storage businesses, a renewable natural gas business, AGL Services Company, and Southern Company Gas Capital, as well as various corporate operating expenses that are not allocated to the reportable segments and interest income (expense) associated with affiliate financing arrangements.
In the first quarter 2022, net income increased $6 million, or 150%, when compared to the corresponding period in 2021. Operating revenues increased $9 million primarily related to higher demand fees and favorable hedge gains at the natural gas storage businesses and higher sales from the renewable natural gas business, partially offset by a $6 million increase in operating expenses primarily due to higher cost of natural gas.
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
Global and U.S. economic conditions have been significantly affected by a series of demand and supply shocks that caused a global and national economic recession in 2020. Most prominently, the COVID-19 pandemic has negatively impacted global supply chains and business operations as suppliers continue to experience difficulties keeping up with strong demand for factory goods, which is being driven by low business inventories. In addition, rising inflation in 2021 and 2022 has resulted in increasing costs for many goods and services. As a result of persistently high inflation, interest rates have been on the rise and are expected to continue rising in the near term. The combination of rising inoculation rates in the U.S. population and the federal COVID-19 relief package contributed to increased economic recovery in 2021 and has sustained the current economic expansion through the first quarter 2022; however, fiscal support of business and personal incomes is declining. Russia's invasion of Ukraine has intensified supply chain disruptions and heightened uncertainty surrounding the near-term outlook for the broader economy and the economy within the Southern Company system's service territory. The drivers, speed, and depth of the 2020 economic contraction were unprecedented and have reduced energy demand across the Southern Company system's service territory, primarily in the commercial and industrial classes. Retail electric revenues attributable to changes in sales increased in the first quarter 2022 when compared to the corresponding period in 2021 primarily due to the normalization of economic activity; however, retail electric sales continued to be negatively impacted by the COVID-19 pandemic when compared to pre-pandemic trends. The impacts of new COVID-19 variants, responses to the COVID-19 pandemic by both customers and governments, inflation, rising interest rates, and the unresolved geopolitical tensions relating to Russia's invasion of Ukraine could significantly affect the sustainability of current economic growth. See RESULTS OF OPERATIONS herein for information on COVID-19-related impacts on energy demand in the Southern Company system's service territory during the first quarter 2022.
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
The level of future earnings for Southern Company Gas' primary business of distributing natural gas and its complementary businesses in the gas pipeline investments and gas marketing services sectors depends on numerous factors. These factors include the natural gas distribution utilities' ability to maintain constructive regulatory environments that allow for the timely recovery of prudently-incurred costs, including those related to projected long-term demand growth, safety, system reliability and resiliency, natural gas, and capital expenditures, including expanding and improving the natural gas distribution systems; the completion and subsequent operation of ongoing infrastructure and other construction projects; customer creditworthiness; certain policies to limit the use of natural gas, such as the potential across certain parts of the U.S. for state or municipal bans on the use of natural gas; and Southern Company Gas' ability to re-contract storage rates at favorable prices. The volatility of natural gas prices has an impact on Southern Company Gas' customer rates, its long-term competitive position against other energy sources, and the ability of Southern Company Gas' gas marketing services business to capture value from locational and seasonal spreads. Additionally, changes in commodity prices, primarily driven by tight gas supplies, geopolitical events, and diminished gas production, subject a portion of Southern Company Gas' operations to earnings variability and have recently resulted in higher natural gas prices. Additional economic factors may contribute to this environment. If current economic conditions continue to improve, the demand for natural gas may increase, which may cause natural gas prices to rise and drive higher volatility in the natural gas markets on a longer-term basis. Alternatively, a significant drop in oil and natural gas prices could lead to a consolidation of natural gas producers or reduced levels of natural gas production.
Earnings for both the electricity and natural gas businesses are subject to a variety of other factors. These factors include weather, competition, developing new and maintaining existing energy contracts and associated load requirements with wholesale customers, energy conservation practiced by customers, the use of alternative energy sources by customers, government incentives to reduce overall energy usage, the prices of electricity and natural gas, costs and availability of labor and materials in a time of rising costs and supply chain disruptions, and the price elasticity of demand. Demand for electricity and natural gas in the Registrants' service territories is primarily driven by the pace of economic growth or decline that may be affected by changes in regional and global economic conditions, which may impact future earnings.
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

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Regulatory Matters
See Note 2 to the financial statements in Item 8 of the Form 10-K, OVERVIEW – "Recent Developments" herein, and Note (B) to the Condensed Financial Statements herein for a discussion of regulatory matters related to Alabama Power, Georgia Power, Mississippi Power, and Southern Company Gas, including items that could impact the applicable Registrants' future earnings, cash flows, and/or financial condition.
Construction Programs
The Subsidiary Registrants are engaged in continuous construction programs to accommodate existing and estimated future loads on their respective systems. The Southern Company system strategy continues to include developing and constructing new electric generating facilities, expanding and improving the electric transmission and electric and natural gas distribution systems, and undertaking projects to comply with environmental laws and regulations.
For the traditional electric operating companies, major generation construction projects are subject to state PSC approval in order to be included in retail rates. The largest construction project currently underway in the Southern Company system is Plant Vogtle Units 3 and 4. See Note (B) to the Condensed Financial Statements under "Georgia Power – Nuclear Construction" herein for additional information. Also see Note 2 to the financial statements under "Alabama Power – Certificates of Convenience and Necessity" in Item 8 of the Form 10-K for information regarding Alabama Power's construction of Plant Barry Unit 8.
See Note 15 to the financial statements in Item 8 of the Form 10-K and Note (K) to the Condensed Financial Statements herein under "Southern Power" for information about costs relating to Southern Power's construction of renewable energy facilities.
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
FINANCIAL CONDITION AND LIQUIDITY
Overview
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Overview" in Item 7 of the Form 10-K for additional information. The financial condition of each Registrant remained stable at March 31, 2022. The Registrants intend to continue to monitor their access to short-term and long-term capital markets as well as their bank credit arrangements to meet future capital and liquidity needs. See "Cash Requirements," "Sources of Capital," and "Financing Activities" herein for additional information.
At the end of the first quarter 2022, the market price of Southern Company's common stock was $72.51 per share (based on the closing price as reported on the NYSE) and the book value was $26.63 per share, representing a market-to-book ratio of 272%, compared to $68.58, $26.30, and 261%, respectively, at the end of 2021. Southern Company's common stock dividend for the first quarter 2022 was $0.66 per share compared to $0.64 per share in the first quarter 2021.
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
Long-term debt maturities and the interest payable on long-term debt each represent a significant cash requirement for the Registrants. See "Financing Activities" herein for information on changes in the Registrants' long-term debt balances since December 31, 2021.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Sources of Capital
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Sources of Capital" in Item 7 of the Form 10-K for additional information. Southern Company intends to meet its future capital needs through operating cash flows, borrowings from financial institutions, and debt and equity issuances. Equity capital can be provided from any combination of Southern Company's stock plans, private placements, or public offerings. With the exception of the settlement later in 2022 of stock purchase contracts associated with its equity units, Southern Company does not expect to issue any equity in the capital markets through 2026, but may issue equity through its stock plans during this time. See Note 8 to the financial statements under "Equity Units" in Item 8 of the Form 10-K for additional information.
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
Southern Power utilizes tax equity partnerships as one of its financing sources, where the tax partner takes significantly all of the federal tax benefits. These tax equity partnerships are consolidated in Southern Power's financial statements and are accounted for using HLBV methodology to allocate partnership gains and losses. During the first quarter 2022, Southern Power obtained tax equity funding for existing tax equity partnerships totaling $51 million. See Note 1 to the financial statements under "General" in Item 8 of the Form 10-K and Note (K) to the Condensed Financial Statements under "Southern Power" herein for additional information.
By regulation, Nicor Gas is restricted, to the extent of its retained earnings balance, in the amount it can dividend or loan to affiliates and is not permitted to make money pool loans to affiliates. At March 31, 2022, the amount of subsidiary retained earnings restricted to dividend totaled $1.4 billion. This restriction did not impact Southern Company Gas' ability to meet its cash obligations, nor does management expect such restriction to materially impact Southern Company Gas' ability to meet its currently anticipated cash obligations.
Certain Registrants' current liabilities frequently exceed their current assets because of long-term debt maturities and the periodic use of short-term debt as a funding source, as well as significant seasonal fluctuations in cash needs. The Registrants generally plan to refinance long-term debt as it matures. The following table shows the amount by which current liabilities exceeded current assets at March 31, 2022 for the applicable Registrants:

At March 31, 2022	Southern Company	Georgia Power	Southern Power	Southern Company Gas
	(in millions)
Current liabilities in excess of current assets	$1,137	$1,764	$235	$186
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

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Bank Credit Arrangements
At March 31, 2022, the Registrants' unused committed credit arrangements with banks were as follows:

At March 31, 2022	Southern Company parent	Alabama Power	Georgia Power	Mississippi Power	Southern Power(a)	Southern Company Gas(b)	SEGCO	Southern Company
	(in millions)
Unused committed credit	$1,998	$1,250	$1,726	$255	$568	$1,747	$30	$7,574
(a)At March 31, 2022, Southern Power also had two continuing letters of credit facilities for standby letters of credit, of which $30 million was unused. Southern Power's subsidiaries are not parties to its bank credit arrangements or letter of credit facilities.
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
A portion of the unused credit with banks is allocated to provide liquidity support to the revenue bonds of the traditional electric operating companies and the commercial paper programs of the Registrants, Nicor Gas, and SEGCO. The amount of variable rate revenue bonds of the traditional electric operating companies outstanding requiring liquidity support at March 31, 2022 was approximately $1.5 billion (comprised of approximately $789 million at Alabama Power, $672 million at Georgia Power, and $34 million at Mississippi Power). In addition, at March 31, 2022, Georgia Power had approximately $330 million of fixed rate revenue bonds outstanding that are required to be remarketed within the next 12 months.
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

	Short-term Debt at March 31, 2022		Short-term Debt During the Period(*)
	Amount Outstanding	Weighted Average Interest Rate	Average Amount Outstanding	Weighted Average Interest Rate	Maximum Amount Outstanding
	(in millions)		(in millions)		(in millions)
Southern Company	$2,330	0.9%	$1,878	0.5%	$2,894
Alabama Power	—	—	4	0.6	100
Georgia Power	860	0.9	290	0.7	900
Mississippi Power	25	1.5	10	0.8	71
Southern Power	208	0.9	164	0.4	220
Southern Company Gas:
Southern Company Gas Capital	$259	0.9%	$312	0.4%	$379
Nicor Gas	273	0.8	551	0.5	830
Southern Company Gas Total	$532	0.8%	$863	0.5%
(*)Average and maximum amounts are based upon daily balances during the three-month period ended March 31, 2022.
Analysis of Cash Flows
Net cash flows provided from (used for) operating, investing, and financing activities for the three months ended March 31, 2022 and 2021 are presented in the following table:

Net cash provided from (used for):	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Three Months Ended March 31, 2022
Operating activities	$1,592	$154	$361	$(16)	$117	$1,024
Investing activities	(1,555)	(365)	(809)	(68)	(37)	(271)
Financing activities	(193)	504	441	32	(76)	(768)

Three Months Ended March 31, 2021
Operating activities	$1,242	$214	$489	$(38)	$187	$550
Investing activities	(2,243)	(466)	(913)	(67)	(504)	(308)
Financing activities	1,734	341	444	90	478	50
Fluctuations in cash flows from financing activities vary from year to year based on capital needs and the maturity or redemption of securities.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Southern Company
Net cash provided from operating activities increased $350 million for the three months ended March 31, 2022 as compared to the corresponding period in 2021 primarily due to increased natural gas cost recovery at the natural gas distribution utilities and the timing of vendor payments, partially offset by the timing of customer receivable collections.
The net cash used for investing activities for the three months ended March 31, 2022 was primarily related to the Subsidiary Registrants' construction programs.
The net cash used for financing activities for the three months ended March 31, 2022 was primarily related to common stock dividend payments and net redemptions of long-term debt, largely offset by an increase in short-term debt.
Alabama Power
Net cash provided from operating activities decreased $60 million for the three months ended March 31, 2022 as compared to the corresponding period in 2021 primarily due to the timing of customer receivable collections, decreased fuel cost recovery, and the timing of fuel stock purchases, partially offset by the timing of vendor payments.
The net cash used for investing activities for the three months ended March 31, 2022 was primarily related to gross property additions.
The net cash provided from financing activities for the three months ended March 31, 2022 was primarily related to capital contributions from Southern Company and the net issuance of long-term debt, partially offset by common stock dividend payments.
Georgia Power
Net cash provided from operating activities decreased $128 million for the three months ended March 31, 2022 as compared to the corresponding period in 2021 primarily due to the timing of customer receivable collections and decreased fuel cost recovery, partially offset by the timing of vendor payments.
The net cash used for investing activities for the three months ended March 31, 2022 was primarily related to gross property additions, including a total of approximately $240 million related to the construction of Plant Vogtle Units 3 and 4. See Note (B) to the Condensed Financial Statements under "Georgia Power – Nuclear Construction" herein for additional information on construction of Plant Vogtle Units 3 and 4.
The net cash provided from financing activities for the three months ended March 31, 2022 was primarily related to an increase in short-term borrowings and capital contributions from Southern Company, partially offset by common stock dividend payments and the redemption of senior notes.
Mississippi Power
Net cash used for operating activities decreased $22 million for the three months ended March 31, 2022 as compared to the corresponding period in 2021 primarily due to the timing of vendor payments.
The net cash used for investing activities for the three months ended March 31, 2022 was primarily related to gross property additions.
The net cash provided from financing activities for the three months ended March 31, 2022 was primarily related to capital contributions from Southern Company and an increase in short-term borrowings, partially offset by common stock dividend payments.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Southern Power
Net cash provided from operating activities decreased $70 million for the three months ended March 31, 2022 as compared to the corresponding period in 2021 primarily due to the timing of vendor payments and customer receivable collections.
The net cash used for investing activities for the three months ended March 31, 2022 was primarily related to construction payments. See Note (K) to the Condensed Financial Statements under "Southern Power" herein for additional information.
The net cash used for financing activities for the three months ended March 31, 2022 was primarily related to common stock dividend payments and a net capital distribution to noncontrolling interests.
Southern Company Gas
Net cash provided from operating activities increased $474 million for the three months ended March 31, 2022 as compared to the corresponding period in 2021 primarily due to increased natural gas cost recovery, partially offset by the timing of customer receivable collections.
The net cash used for investing activities for the three months ended March 31, 2022 was primarily related to construction of transportation and distribution assets recovered through base rates and infrastructure investment recovered through replacement programs at gas distribution operations.
The net cash used for financing activities for the three months ended March 31, 2022 was primarily related to net repayments of short-term debt and common stock dividend payments, partially offset by capital contributions from Southern Company.
Significant Balance Sheet Changes
Southern Company
Significant balance sheet changes for the three months ended March 31, 2022 included:
•an increase of $0.9 billion in notes payable due to an increase in short-term bank debt and commercial paper borrowings;
•an increase of $0.7 billion in total property, plant, and equipment primarily related to the Subsidiary Registrants' construction programs;
•increases of $0.6 billion in accumulated deferred income taxes and $0.4 billion in prepaid expenses primarily related to the expected utilization of ITCs in 2022;
•a decrease of $0.5 billion in accrued compensation due to the timing of payments; and
•a decrease of $0.5 billion in long-term debt (including securities due within one year) primarily due to the redemption of senior notes.
See "Financing Activities" herein and Note (G) to the Condensed Financial Statements herein for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Alabama Power
Significant balance sheet changes for the three months ended March 31, 2022 included:
•an increase of $719 million in common stockholder's equity primarily due to capital contributions from Southern Company;
•an increase of $293 million in cash and cash equivalents, as discussed further under "Analysis of Cash Flows – Alabama Power" herein;
•an increase of $161 million in total property, plant, and equipment primarily related to construction of distribution and transmission facilities, construction of Plant Barry Unit 8, and the installation of equipment to comply with environmental standards; and
•an increase of $145 million in long-term debt (including securities due within one year) primarily due to a net increase in outstanding senior notes.
See "Financing Activities – Alabama Power" herein for additional information.
Georgia Power
Significant balance sheet changes for the three months ended March 31, 2022 included:
•an increase of $860 million in notes payable due to an increase in short-term bank debt and commercial paper borrowings;
•an increase of $499 million in total property, plant, and equipment primarily related to the construction of generation, transmission, and distribution facilities, including $303 million for Plant Vogtle Units 3 and 4;
•a decrease of $421 million in long-term debt (including securities due within one year) primarily due to the redemption of senior notes; and
•an increase of $415 million in common stockholder's equity primarily due to capital contributions from Southern Company.
See "Financing Activities – Georgia Power" herein and Note (B) to the Condensed Financial Statements under "Georgia Power – Nuclear Construction" herein for additional information.
Mississippi Power
Significant balance sheet changes for the three months ended March 31, 2022 included:
•increases of $66 million in assets from risk management activities and $61 million in other regulatory liabilities, current primarily due to unrealized gains on short-term energy-related derivatives;
•a decrease of $64 million in accrued taxes primarily due to the payment of ad valorem taxes; and
•a decrease of $52 million in cash and cash equivalents, as discussed further under "Analysis of Cash Flows – Mississippi Power" herein.
See Note (J) to the Condensed Financial Statements herein for additional information.
Southern Power
Significant balance sheet changes for the three months ended March 31, 2022 included increases of $441 million in prepaid income taxes and $446 million in accumulated deferred income tax liabilities primarily related to the expected utilization of ITCs in 2022. See Note (G) to the Condensed Financial Statements herein for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Southern Company Gas
Significant balance sheet changes for the three months ended March 31, 2022 included:
•a decrease of $677 million in notes payable due to repayments of short-term debt and commercial paper borrowings;
•an increase of $259 million in common stockholder's equity related to net income and capital contributions from Southern Company, partially offset by dividends paid to Southern Company;
•a decrease of $241 million in natural gas for sale primarily due to higher volumes of natural gas sold;
•an increase of $209 million in temporary LIFO liquidation due to use of stored natural gas;
•a decrease of $181 million in other regulatory assets, deferred primarily due to a $163 million reduction in natural gas cost under recovery;
•an increase of $147 million in total property, plant, and equipment primarily related to the construction of transportation and distribution assets recovered through base rates and infrastructure investment recovered through replacement programs; and
•an increase of $141 million in customer accounts receivable due to the timing of collections.
See "Financing Activities – Southern Company Gas" herein and Note (B) to the Condensed Financial Statements herein for additional information.
Financing Activities
The following table outlines the Registrants' long-term debt financing activities for the first three months of 2022:

		Maturities and Redemptions
Company	Senior Note Issuances	Senior Notes	Other Long-Term Debt(*)
	(in millions)
Alabama Power	$700	$550	$—
Georgia Power	—	400	24
Other	—	—	3
Southern Company	$700	$950	$27
(*)Includes reductions in finance lease obligations resulting from cash payments under finance leases and, for Georgia Power, principal amortization payments totaling $24 million for FFB borrowings. See Note 8 to the financial statements under "Long-term Debt – DOE Loan Guarantee Borrowings" in Item 8 of the Form 10-K for additional information.
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
Southern Company
During the first quarter 2022, Southern Company issued approximately 2.6 million shares of common stock primarily through employee equity compensation plans and received proceeds of approximately $38 million.
In March 2022, Southern Company entered into a $400 million short-term floating rate bank loan bearing interest based on term SOFR.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Alabama Power
In February 2022, Alabama Power redeemed all $550 million aggregate principal amount of its Series 2017A 2.45% Senior Notes due March 30, 2022.
In March 2022, Alabama Power issued $700 million aggregate principal amount of Series 2022A 3.05% Senior Notes due March 15, 2032.
Georgia Power
In January 2022, Georgia Power redeemed all $400 million aggregate principal amount of its Series 2012B 2.85% Senior Notes due May 15, 2022.
In February 2022, Georgia Power borrowed $250 million pursuant to a short-term uncommitted bank credit arrangement bearing interest at a rate agreed upon by Georgia Power and the bank from time to time and payable on demand, following specified notice by the bank.
In March 2022, Georgia Power entered into a $200 million short-term floating rate bank loan bearing interest based on term SOFR.
Subsequent to March 31, 2022, Georgia Power entered into an additional $200 million short-term floating rate bank loan bearing interest based on term SOFR.
Mississippi Power
In March 2022, Mississippi Power borrowed $20 million (short term) pursuant to its $125 million revolving credit arrangement bearing interest based on term SOFR.
Southern Company Gas
During the first quarter 2022, Nicor Gas repaid one of its three $100 million short-term floating rate bank loans entered into in March 2021. Nicor Gas repaid $50 million of one of the other loans and increased the borrowing amount under the other loan to $150 million. In addition, both loans were renewed and amended to extend the maturity dates and change the interest rate provisions so the loans bear interest based on term SOFR.
Subsequent to March 31, 2022, Atlanta Gas Light repaid at maturity $36 million aggregate principal amount of medium-term notes with a weighted average interest rate of 8.65%.
Credit Rating Risk
At March 31, 2022, the Registrants did not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade.
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

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
The maximum potential collateral requirements under these contracts at March 31, 2022 were as follows:

Credit Ratings	Southern Company(*)	Alabama Power	Georgia Power	Mississippi Power	Southern Power(*)	Southern Company Gas
	(in millions)
At BBB and/or Baa2	$37	$1	$—	$—	$36	$—
At BBB- and/or Baa3	427	2	61	1	365	—
At BB+ and/or Ba1 or below	1,946	405	924	305	1,202	5
(*)Southern Power has PPAs that could require collateral, but not accelerated payment, in the event of a downgrade of Southern Power's credit. The PPAs require credit assurances without stating a specific credit rating. The amount of collateral required would depend upon actual losses resulting from a credit downgrade. Southern Power had $105 million of cash collateral posted related to PPA requirements at March 31, 2022.
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
On February 22, 2022, Fitch downgraded the senior unsecured long-term debt rating of Georgia Power to BBB+ from A- with a stable outlook.
Also on February 22, 2022, Fitch revised the ratings outlook of Southern Company, Alabama Power, Southern Power, Nicor Gas, and SEGCO to negative from stable.

    Table of Contents                                Index to Financial Statements
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
During the three months ended March 31, 2022, there were no material changes to Southern Company's, Alabama Power's, Georgia Power's, Mississippi Power's, Southern Power's, or Southern Company Gas' disclosures about market risk. For an in-depth discussion of each Registrant's market risks, see MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Market Price Risk" in Item 7 of the Form 10-K and Note 1 to the financial statements under "Financial Instruments" and Notes 13 and 14 to the financial statements in Item 8 of the Form 10-K, as well as Notes (I) and (J) to the Condensed Financial Statements herein.
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
There have been no changes in Southern Power's or Southern Company Gas' internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the first quarter 2022 that have materially affected or are reasonably likely to materially affect Southern Power's or Southern Company Gas' internal control over financial reporting.
In January 2022, Southern Company, Alabama Power, Georgia Power, and Mississippi Power implemented new financial accounting and reporting applications. As a result, there were certain changes to processes and procedures, which resulted in changes to Southern Company's, Alabama Power's, Georgia Power's, and Mississippi Power's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). These changes include automation of certain previously manual controls. These changes in internal controls were not made in response to any identified internal control deficiency.

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

Alabama Power

		(b)	-
Sixty-Third Supplemental Indenture to Senior Note Indenture dated as of March 7, 2022, providing for the issuance of the Series 2022A 3.05% Senior Notes due March 15, 2032. (Designated in Form 8-K dated March 2, 2022, File No. 1-3164, as Exhibit 4.6)

(10) Material Contracts

Southern Company

#	*	(a)1	-	Form of Terms for Named Executive Officer Equity Awards Granted under The Southern Company 2021 Equity and Incentive Compensation Plan.

	*	(a)2	-	Fifth Amendment to The Southern Company Employee Savings Plan.

	*	(a)3	-	Sixth Amendment to The Southern Company Employee Savings Plan.

#	*	(a)4	-	Fourth Amendment to The Southern Company Deferred Compensation Plan.

#	*	(a)5	-	Eighth Amendment to The Southern Company Supplemental Benefit Plan.

Alabama Power
#		(b)1	-	Form of Terms for Named Executive Officer Equity Awards Granted under The Southern Company 2021 Equity and Incentive Compensation Plan. See Exhibit 10(a)1 herein.

		(b)2	-	Fifth Amendment to The Southern Company Employee Savings Plan. See Exhibit 10(a)2 herein.

		(b)3	-	Sixth Amendment to The Southern Company Employee Savings Plan. See Exhibit 10(a)3 herein.

#		(b)4	-	Fourth Amendment to The Southern Company Deferred Compensation Plan. See Exhibit 10(a)4 herein.

#		(b)5	-	Eighth Amendment to The Southern Company Supplemental Benefit Plan. See Exhibit 10(a)5 herein.

(24) Power of Attorney and Resolutions

Southern Company

		(a)	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2021, File No. 1-3526 as Exhibit 24(a)1.)

    Table of Contents                                Index to Financial Statements

Alabama Power

	(b)	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2021, File No. 1-3164 as Exhibit 24(b)1.)

Georgia Power

	(c)	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2021, File No. 1-6468 as Exhibit 24(c)1.)

Mississippi Power

	(d)	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2021, File No. 001-11229 as Exhibit 24(d)1.)

Southern Power

	(e)	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2021, File No. 001-37803 as Exhibit 24(e)1.)

Southern Company Gas

	(f)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2021, File No. 1-14174 as Exhibit 24(f)1.)

(31) Section 302 Certifications

Southern Company

*	(a)1	-	Certificate of Southern Company's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(a)2	-	Certificate of Southern Company's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Alabama Power

*	(b)1	-	Certificate of Alabama Power's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(b)2	-	Certificate of Alabama Power's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Georgia Power

*	(c)1	-	Certificate of Georgia Power's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(c)2	-	Certificate of Georgia Power's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Mississippi Power

*	(d)1	-	Certificate of Mississippi Power's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(d)2	-	Certificate of Mississippi Power's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Southern Power

*	(e)1	-	Certificate of Southern Power Company's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(e)2	-	Certificate of Southern Power Company's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

    Table of Contents                                Index to Financial Statements

Southern Company Gas

*	(f)1	-	Certificate of Southern Company Gas' Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(f)2	-	Certificate of Southern Company Gas' Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(32) Section 906 Certifications

Southern Company

*	(a)	-	Certificate of Southern Company's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Alabama Power

*	(b)	-	Certificate of Alabama Power's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Georgia Power

*	(c)	-	Certificate of Georgia Power's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Mississippi Power

*	(d)	-	Certificate of Mississippi Power's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Southern Power

*	(e)	-	Certificate of Southern Power Company's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Southern Company Gas

*	(f)	-	Certificate of Southern Company Gas' Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

(101) Interactive Data Files

*	INS	-	XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
*	SCH	-	XBRL Taxonomy Extension Schema Document
*	CAL	-	XBRL Taxonomy Calculation Linkbase Document
*	DEF	-	XBRL Definition Linkbase Document
*	LAB	-	XBRL Taxonomy Label Linkbase Document
*	PRE	-	XBRL Taxonomy Presentation Linkbase Document

(104) Cover Page Interactive Data File
*			Formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.

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
Date: April 27, 2022

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
Date: April 27, 2022

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
Date: April 27, 2022

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
Date: April 27, 2022

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
Date: April 27, 2022

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
Date: April 27, 2022