Form 10-Q
period 2022-06-30
SOUTHERN CO; GEORGIA POWER CO; SOUTHERN POWER CO; SOUTHERN Co GAS; ALABAMA POWER CO; MISSISSIPPI POWER CO
filed 2022-07-28
CIK 92122, 41091, 1160661, 1004155, 3153, 66904

    Table of Contents                                Index to Financial Statements
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR
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

Registrant	Description of Common Stock	Shares Outstanding at June 30, 2022
The Southern Company	Par Value $5 Per Share	1,063,001,320
Alabama Power Company	Par Value $40 Per Share	30,537,500
Georgia Power Company	Without Par Value	9,261,500
Mississippi Power Company	Without Par Value	1,121,000
Southern Power Company	Par Value $0.01 Per Share	1,000
Southern Company Gas	Par Value $0.01 Per Share	100
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

    Table of Contents                                Index to Financial Statements
TABLE OF CONTENTS

		Page

	Definitions	4
	Cautionary Statement Regarding Forward-Looking Information	7

	PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	9
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	96
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	149
Item 4.	Controls and Procedures	149

	PART II—OTHER INFORMATION

Item 1.	Legal Proceedings	150
Item 1A.	Risk Factors	150
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	Inapplicable
Item 3.	Defaults Upon Senior Securities	Inapplicable
Item 4.	Mine Safety Disclosures	Inapplicable
Item 5.	Other Information	Inapplicable
Item 6.	Exhibits	150

	Signatures	153

    Table of Contents                                Index to Financial Statements

DEFINITIONS

Term	Meaning
2019 ARP	Alternate Rate Plan approved by the Georgia PSC in 2019 for Georgia Power for the years 2020 through 2022
AFUDC	Allowance for funds used during construction
Alabama Power	Alabama Power Company
Amended and Restated Loan Guarantee Agreement	Loan guarantee agreement entered into by Georgia Power with the DOE in 2014, as amended and restated in March 2019, under which the proceeds of borrowings may be used to reimburse Georgia Power for Eligible Project Costs incurred in connection with its construction of Plant Vogtle Units 3 and 4
ARO	Asset retirement obligation
Atlanta Gas Light	Atlanta Gas Light Company, a wholly-owned subsidiary of Southern Company Gas
Bechtel	Bechtel Power Corporation, the primary contractor for the remaining construction activities for Plant Vogtle Units 3 and 4
Bechtel Agreement	The 2017 construction completion agreement between the Vogtle Owners and Bechtel
CCR	Coal combustion residuals
CCR Rule	Disposal of Coal Combustion Residuals from Electric Utilities final rule published by the EPA in 2015
Chattanooga Gas	Chattanooga Gas Company, a wholly-owned subsidiary of Southern Company Gas
Clean Air Act	Clean Air Act Amendments of 1990
COD	Commercial operation date
Contractor Settlement Agreement	The December 31, 2015 agreement between Westinghouse and the Vogtle Owners resolving disputes between the Vogtle Owners and the EPC Contractor under the Vogtle 3 and 4 Agreement
COVID-19	The novel coronavirus disease declared a pandemic by the World Health Organization and the Centers for Disease Control and Prevention in March 2020
CWIP	Construction work in progress
Dalton	City of Dalton, Georgia, an incorporated municipality in the State of Georgia, acting by and through its Board of Water, Light, and Sinking Fund Commissioners
Dalton Pipeline	A pipeline facility in Georgia in which Southern Company Gas has a 50% undivided ownership interest
DOE	U.S. Department of Energy
ECCR	Georgia Power's Environmental Compliance Cost Recovery tariff
Eligible Project Costs	Certain costs of construction relating to Plant Vogtle Units 3 and 4 that are eligible for financing under the loan guarantee program established under Title XVII of the Energy Policy Act of 2005
EPA	U.S. Environmental Protection Agency
EPC Contractor	Westinghouse and its affiliate, WECTEC Global Project Services Inc.; the former engineering, procurement, and construction contractor for Plant Vogtle Units 3 and 4
FERC	Federal Energy Regulatory Commission
FFB	Federal Financing Bank
Fitch	Fitch Ratings, Inc.
Form 10-K	Annual Report on Form 10-K of Southern Company, Alabama Power, Georgia Power, Mississippi Power, Southern Power, and Southern Company Gas for the year ended December 31, 2021, as applicable
GAAP	U.S. generally accepted accounting principles
Georgia Power	Georgia Power Company
GRAM	Atlanta Gas Light's Georgia Rate Adjustment Mechanism
Guarantee Settlement Agreement	The June 9, 2017 settlement agreement between the Vogtle Owners and Toshiba related to certain payment obligations of the EPC Contractor guaranteed by Toshiba
Gulf Power	Gulf Power Company, until January 1, 2019 a wholly-owned subsidiary of Southern Company; effective January 1, 2021, Gulf Power Company merged with and into Florida Power and Light Company, with Florida Power and Light Company remaining as the surviving company

    Table of Contents                                Index to Financial Statements

DEFINITIONS
(continued)

Term	Meaning
Heating Degree Days	A measure of weather, calculated when the average daily temperatures are less than 65 degrees Fahrenheit
Heating Season	The period from November through March when Southern Company Gas' natural gas usage and operating revenues are generally higher
HLBV	Hypothetical liquidation at book value
IGCC	Integrated coal gasification combined cycle, the technology originally approved for Mississippi Power's Kemper County energy facility
IIC	Intercompany Interchange Contract
IRP	Integrated resource plan
ITAAC	Inspections, Tests, Analyses, and Acceptance Criteria, standards established by the NRC
ITC	Investment tax credit
JEA	Jacksonville Electric Authority
KWH	Kilowatt-hour
LIBOR	London Interbank Offered Rate
LIFO	Last-in, first-out
LOCOM	Lower of weighted average cost or current market price
LTSA	Long-term service agreement
MEAG Power	Municipal Electric Authority of Georgia
Mississippi Power	Mississippi Power Company
mmBtu	Million British thermal units
Moody's	Moody's Investors Service, Inc.
MRA	Municipal and Rural Associations
MW	Megawatt
natural gas distribution utilities	Southern Company Gas' natural gas distribution utilities (Nicor Gas, Atlanta Gas Light, Virginia Natural Gas, and Chattanooga Gas)
NCCR	Georgia Power's Nuclear Construction Cost Recovery tariff
NDR	Alabama Power's Natural Disaster Reserve
Nicor Gas	Northern Illinois Gas Company, a wholly-owned subsidiary of Southern Company Gas
NRC	U.S. Nuclear Regulatory Commission
NYMEX	New York Mercantile Exchange, Inc.
OCI	Other comprehensive income
OPC	Oglethorpe Power Corporation (an electric membership corporation)
PennEast Pipeline	PennEast Pipeline Company, LLC, a joint venture in which Southern Company Gas has a 20% ownership interest
PEP	Mississippi Power's Performance Evaluation Plan
PowerSecure	PowerSecure, Inc., a wholly-owned subsidiary of Southern Company
PPA	Power purchase agreements, as well as, for Southern Power, contracts for differences that provide the owner of a renewable facility a certain fixed price for the electricity sold to the grid
PSC	Public Service Commission
PTC	Production tax credit
Rate CNP	Alabama Power's Rate Certificated New Plant, consisting of Rate CNP New Plant, Rate CNP Compliance, and Rate CNP PPA
Rate ECR	Alabama Power's Rate Energy Cost Recovery
Rate NDR	Alabama Power's Rate Natural Disaster Reserve
Rate RSE	Alabama Power's Rate Stabilization and Equalization
Registrants	Southern Company, Alabama Power, Georgia Power, Mississippi Power, Southern Power Company, and Southern Company Gas

    Table of Contents                                Index to Financial Statements

DEFINITIONS
(continued)

Term	Meaning
ROE	Return on equity
S&P	S&P Global Ratings, a division of S&P Global Inc.
SCS	Southern Company Services, Inc., the Southern Company system service company and a wholly-owned subsidiary of Southern Company
SEC	U.S. Securities and Exchange Commission
SEGCO	Southern Electric Generating Company, 50% owned by each of Alabama Power and Georgia Power
Sequent	Sequent Energy Management, L.P. and Sequent Energy Canada Corp., wholly-owned subsidiaries of Southern Company Gas through June 30, 2021
SNG	Southern Natural Gas Company, L.L.C., a pipeline system in which Southern Company Gas has a 50% ownership interest
SOFR	Secured Overnight Financing Rate
Southern Company	The Southern Company
Southern Company Gas	Southern Company Gas and its subsidiaries
Southern Company Gas Capital	Southern Company Gas Capital Corporation, a 100%-owned subsidiary of Southern Company Gas
Southern Company power pool	The operating arrangement whereby the integrated generating resources of the traditional electric operating companies and Southern Power (excluding subsidiaries) are subject to joint commitment and dispatch in order to serve their combined load obligations
Southern Company system	Southern Company, the traditional electric operating companies, Southern Power, Southern Company Gas, SEGCO, Southern Nuclear, SCS, Southern Communications Services, Inc., PowerSecure, and other subsidiaries
Southern Holdings	Southern Company Holdings, Inc., a wholly-owned subsidiary of Southern Company
Southern Nuclear	Southern Nuclear Operating Company, Inc., a wholly-owned subsidiary of Southern Company
Southern Power	Southern Power Company and its subsidiaries
SouthStar	SouthStar Energy Services, LLC (a Marketer), a wholly-owned subsidiary of Southern Company Gas
SP Solar	SP Solar Holdings I, LP, a limited partnership indirectly owning substantially all of Southern Power's solar and battery energy storage facilities, in which Southern Power has a 67% ownership interest
SP Wind	SP Wind Holdings II, LLC, a holding company owning a portfolio of eight operating wind facilities, in which Southern Power is the controlling partner in a tax equity arrangement
Subsidiary Registrants	Alabama Power, Georgia Power, Mississippi Power, Southern Power, and Southern Company Gas
Toshiba	Toshiba Corporation, the parent company of Westinghouse
traditional electric operating companies	Alabama Power, Georgia Power, and Mississippi Power
VCM	Vogtle Construction Monitoring
VIE	Variable interest entity
Virginia Natural Gas	Virginia Natural Gas, Inc., a wholly-owned subsidiary of Southern Company Gas
Vogtle 3 and 4 Agreement	Agreement entered into with the EPC Contractor in 2008 by Georgia Power, acting for itself and as agent for the Vogtle Owners, and rejected in bankruptcy in July 2017, pursuant to which the EPC Contractor agreed to design, engineer, procure, construct, and test Plant Vogtle Units 3 and 4
Vogtle Owners	Georgia Power, OPC, MEAG Power, and Dalton
Vogtle Services Agreement	The June 2017 services agreement between the Vogtle Owners and the EPC Contractor, as amended and restated in July 2017, for the EPC Contractor to transition construction management of Plant Vogtle Units 3 and 4 to Southern Nuclear and to provide ongoing design, engineering, and procurement services to Southern Nuclear
WACOG	Weighted average cost of gas
Westinghouse	Westinghouse Electric Company LLC

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
•current and future litigation or regulatory investigations, proceedings, or inquiries, including litigation and other disputes related to the Kemper County energy facility and Plant Vogtle Units 3 and 4;
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
•under certain specified circumstances, a decision by holders of more than 10% of the ownership interests of Plant Vogtle Units 3 and 4 not to proceed with construction;
•the ability of other Vogtle Owners to tender a portion of their ownership interests to Georgia Power following certain construction cost increases, including the purported exercises by OPC and Dalton of their tender options and related litigation initiated by OPC and MEAG Power;

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

    Table of Contents                                Index to Financial Statements
PART I
Item 1. Financial Statements (Unaudited).

    Table of Contents                                Index to Financial Statements

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)		(in millions)
Operating Revenues:
Retail electric revenues	$4,789	$3,599	$8,402	$6,941
Wholesale electric revenues	937	546	1,601	1,091
Other electric revenues	192	175	370	346
Natural gas revenues (includes alternative revenue programs of $2, $2, $1, and $4, respectively)	1,083	677	3,140	2,371
Other revenues	205	201	341	359
Total operating revenues	7,206	5,198	13,854	11,108
Operating Expenses:
Fuel	1,715	848	2,826	1,696
Purchased power	408	217	640	424
Cost of natural gas	452	231	1,546	814
Cost of other sales	114	103	183	185
Other operations and maintenance	1,558	1,438	3,075	2,810
Depreciation and amortization	913	891	1,805	1,762
Taxes other than income taxes	349	313	721	657
Estimated loss on Plant Vogtle Units 3 and 4	52	460	52	508
Gain on dispositions, net	(10)	(11)	(33)	(54)
Total operating expenses	5,551	4,490	10,815	8,802
Operating Income	1,655	708	3,039	2,306
Other Income and (Expense):
Allowance for equity funds used during construction	53	45	104	90
Earnings (loss) from equity method investments	34	(40)	80	5
Interest expense, net of amounts capitalized	(488)	(450)	(950)	(901)
Other income (expense), net	139	101	283	160
Total other income and (expense)	(262)	(344)	(483)	(646)
Earnings Before Income Taxes	1,393	364	2,556	1,660
Income taxes (benefit)	304	(12)	477	178
Consolidated Net Income	1,089	376	2,079	1,482
Dividends on preferred stock of subsidiaries	4	4	7	7
Net loss attributable to noncontrolling interests	(22)	—	(67)	(33)
Consolidated Net Income Attributable to Southern Company	$1,107	$372	$2,139	$1,508
Common Stock Data:
Earnings per share -
Basic	$1.04	$0.35	$2.01	$1.42
Diluted	$1.03	$0.35	$2.00	$1.41
Average number of shares of common stock outstanding (in millions)
Basic	1,065	1,061	1,064	1,060
Diluted	1,072	1,067	1,070	1,066
The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)		(in millions)
Consolidated Net Income	$1,089	$376	$2,079	$1,482
Other comprehensive income:
Qualifying hedges:
Changes in fair value, net of tax of $(15), $5, $(7), and $(5), respectively	(45)	14	(26)	(16)
Reclassification adjustment for amounts included in net income, net of tax of $17, $(1), $24, and $17, respectively	54	(5)	74	50
Pension and other postretirement benefit plans:
Reclassification adjustment for amounts included in net income, net of tax of $1, $2, $2, and $3, respectively	2	3	5	6
Total other comprehensive income	11	12	53	40
Comprehensive Income	1,100	388	2,132	1,522
Dividends on preferred stock of subsidiaries	4	4	7	7
Comprehensive loss attributable to noncontrolling interests	(22)	—	(67)	(33)
Consolidated Comprehensive Income Attributable to Southern Company	$1,118	$384	$2,192	$1,548
The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2022	2021
	(in millions)
Operating Activities:
Consolidated net income	$2,079	$1,482
Adjustments to reconcile consolidated net income to net cash provided from operating activities —
Depreciation and amortization, total	1,995	1,949
Deferred income taxes	240	(101)
Utilization of federal investment tax credits	281	224
Allowance for equity funds used during construction	(104)	(90)
Mark-to-market adjustments	14	136
Pension, postretirement, and other employee benefits	(211)	(115)
Settlement of asset retirement obligations	(198)	(228)
Stock based compensation expense	100	105
Estimated loss on Plant Vogtle Units 3 and 4	52	508
Storm damage accruals	107	112
Natural gas cost under recovery – long-term	192	(119)
Retail fuel cost under recovery – long-term	(729)	—
Other, net	21	117
Changes in certain current assets and liabilities —
-Receivables	(637)	29
-Prepayments	(90)	(79)
-Materials and supplies	(109)	(57)
-Natural gas for sale, net of temporary LIFO liquidation	335	375
-Natural gas cost under recovery	(94)	(485)
-Other current assets	12	94
-Accounts payable	703	(177)
-Accrued taxes	(150)	(157)
-Accrued compensation	(260)	(238)
-Retail fuel cost over recovery	—	(146)
-Other current liabilities	30	(235)
Net cash provided from operating activities	3,579	2,904
Investing Activities:
Business acquisitions, net of cash acquired	—	(345)
Property additions	(3,213)	(3,384)
Nuclear decommissioning trust fund purchases	(628)	(930)
Nuclear decommissioning trust fund sales	624	926
Proceeds from dispositions	119	25
Cost of removal, net of salvage	(377)	(184)
Payments pursuant to LTSAs	(81)	(114)
Other investing activities	96	(20)
Net cash used for investing activities	(3,460)	(4,026)
Financing Activities:
Increase in notes payable, net	263	492
Proceeds —
Long-term debt	2,200	4,646
Short-term borrowings	1,200	325
Common stock	61	24
Redemptions and repurchases —
Long-term debt	(1,851)	(2,477)
Short-term borrowings	(400)	(25)
Capital contributions from noncontrolling interests	73	343
Distributions to noncontrolling interests	(115)	(113)
Payment of common stock dividends	(1,425)	(1,377)
Other financing activities	(219)	(167)
Net cash provided from (used for) financing activities	(213)	1,671
Net Change in Cash, Cash Equivalents, and Restricted Cash	(94)	549
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	1,829	1,068
Cash, Cash Equivalents, and Restricted Cash at End of Period	$1,735	$1,617
Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $46 and $43 capitalized for 2022 and 2021, respectively)	$836	$884
Income taxes, net	157	88
Noncash transactions —
Accrued property additions at end of period	837	943
Contributions from noncontrolling interests	—	89
Contributions of wind turbine equipment	—	82
Right-of-use assets obtained under leases	15	90
Reassessment of right-of-use assets under operating leases	40	—
The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Assets	At June 30, 2022	At December 31, 2021
	(in millions)
Current Assets:
Cash and cash equivalents	$1,724	$1,798
Receivables —
Customer accounts	2,277	1,806
Unbilled revenues	807	711
Other accounts and notes	534	523
Accumulated provision for uncollectible accounts	(94)	(78)
Materials and supplies	1,641	1,543
Fossil fuel for generation	431	450
Natural gas for sale	209	362
Prepaid expenses	528	330
Assets from risk management activities, net of collateral	247	151
Regulatory assets – asset retirement obligations	263	219
Natural gas cost under recovery	361	266
Other regulatory assets	641	653
Other current assets	212	231
Total current assets	9,781	8,965
Property, Plant, and Equipment:
In service	117,418	115,592
Less: Accumulated depreciation	35,203	34,079
Plant in service, net of depreciation	82,215	81,513
Nuclear fuel, at amortized cost	837	824
Construction work in progress	9,770	8,771
Total property, plant, and equipment	92,822	91,108
Other Property and Investments:
Goodwill	5,280	5,280
Nuclear decommissioning trusts, at fair value	2,150	2,542
Equity investments in unconsolidated subsidiaries	1,305	1,282
Other intangible assets, net of amortization of $326 and $307, respectively	425	445
Miscellaneous property and investments	576	653
Total other property and investments	9,736	10,202
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	1,623	1,701
Deferred charges related to income taxes	843	824
Prepaid pension costs	1,893	1,657
Unamortized loss on reacquired debt	248	258
Regulatory assets – asset retirement obligations, deferred	5,982	5,466
Other regulatory assets, deferred	5,448	5,577
Other deferred charges and assets	2,393	1,776
Total deferred charges and other assets	18,430	17,259
Total Assets	$130,769	$127,534
The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholders' Equity	At June 30, 2022	At December 31, 2021
	(in millions)
Current Liabilities:
Securities due within one year	$1,052	$2,157
Notes payable	2,510	1,440
Accounts payable	2,908	2,169
Customer deposits	461	479
Accrued taxes —
Accrued income taxes	17	50
Other accrued taxes	635	641
Accrued interest	553	533
Accrued compensation	807	1,070
Asset retirement obligations	693	697
Operating lease obligations	232	250
Other regulatory liabilities	557	563
Other current liabilities	1,062	872
Total current liabilities	11,487	10,921
Long-term Debt	51,204	50,120
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	9,620	8,862
Deferred credits related to income taxes	5,318	5,401
Accumulated deferred ITCs	2,175	2,216
Employee benefit obligations	1,509	1,550
Operating lease obligations, deferred	1,464	1,503
Asset retirement obligations, deferred	11,010	10,990
Other cost of removal obligations	1,993	2,103
Other regulatory liabilities, deferred	536	485
Other deferred credits and liabilities	1,198	816
Total deferred credits and other liabilities	34,823	33,926
Total Liabilities	97,514	94,967
Redeemable Preferred Stock of Subsidiaries	242	291
Total Stockholders' Equity (See accompanying statements)	33,013	32,276
Total Liabilities and Stockholders' Equity	$130,769	$127,534
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

    Table of Contents                                Index to Financial Statements
SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

	Southern Company Common Stockholders' Equity
	Number of Common Shares		Common Stock				Accumulated Other Comprehensive Income (Loss)
	Issued	Treasury	Par Value	Paid-In Capital	Treasury	Retained Earnings		Noncontrolling Interests	Total
	(in millions)
Balance at December 31, 2021	1,061	(1)	$5,279	$11,950	$(47)	$10,929	$(237)	$4,402	$32,276
Consolidated net income (loss)	—	—	—	—	—	1,032	—	(45)	987
Other comprehensive income	—	—	—	—	—	—	42	—	42
Stock issued	3	—	7	31	—	—	—	—	38
Stock-based compensation	—	—	—	6	—	—	—	—	6
Cash dividends of $0.66 per share	—	—	—	—	—	(702)	—	—	(702)
Capital contributions from noncontrolling interests	—	—	—	—	—	—	—	73	73
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(98)	(98)
Other	—	—	—	7	(2)	2	—	—	7
Balance at March 31, 2022	1,064	(1)	5,286	11,994	(49)	11,261	(195)	4,332	32,629
Consolidated net income (loss)	—	—	—	—	—	1,107	—	(22)	1,085
Other comprehensive income	—	—	—	—	—	—	11	—	11
Stock issued	—	—	2	21	—	—	—	—	23
Stock-based compensation	—	—	—	14	—	—	—	—	14
Cash dividends of $0.68 per share	—	—	—	—	—	(723)	—	—	(723)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(28)	(28)
Other	—	—	—	4	(2)	—	—	—	2
Balance at June 30, 2022	1,064	(1)	$5,288	$12,033	$(51)	$11,645	$(184)	$4,282	$33,013
The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements

ALABAMA POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)		(in millions)
Operating Revenues:
Retail revenues	$1,629	$1,354	$3,008	$2,706
Wholesale revenues, non-affiliates	159	85	272	178
Wholesale revenues, affiliates	34	24	100	55
Other revenues	109	93	200	176
Total operating revenues	1,931	1,556	3,580	3,115
Operating Expenses:
Fuel	401	263	733	554
Purchased power, non-affiliates	95	48	162	97
Purchased power, affiliates	121	39	147	69
Other operations and maintenance	441	413	852	775
Depreciation and amortization	218	214	432	425
Taxes other than income taxes	100	101	204	203
Total operating expenses	1,376	1,078	2,530	2,123
Operating Income	555	478	1,050	992
Other Income and (Expense):
Allowance for equity funds used during construction	17	12	33	24
Interest expense, net of amounts capitalized	(91)	(84)	(180)	(168)
Other income (expense), net	27	33	61	62
Total other income and (expense)	(47)	(39)	(86)	(82)
Earnings Before Income Taxes	508	439	964	910
Income taxes	121	104	227	213
Net Income	387	335	737	697
Dividends on Preferred Stock	4	4	7	7
Net Income After Dividends on Preferred Stock	$383	$331	$730	$690

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)		(in millions)
Net Income	$387	$335	$737	$697
Other comprehensive income:
Qualifying hedges:
Changes in fair value, net of tax of $—, $—, $(1), and $—, respectively	—	—	(1)	—
Reclassification adjustment for amounts included in net income, net of tax of $—, $—, $1, and $1, respectively	1	1	2	2
Total other comprehensive income	1	1	1	2
Comprehensive Income	$388	$336	$738	$699
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
ALABAMA POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2022	2021
	(in millions)
Operating Activities:
Net income	$737	$697
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	494	496
Deferred income taxes	117	87
Pension, postretirement, and other employee benefits	(59)	(39)
Settlement of asset retirement obligations	(91)	(104)
Retail fuel cost under recovery – long-term	(191)	—
Other, net	(67)	(35)
Changes in certain current assets and liabilities —
-Receivables	(296)	(85)
-Prepayments	(69)	(53)
-Other current assets	(33)	(23)
-Accounts payable	14	(236)
-Accrued compensation	(55)	(60)
-Other current liabilities	9	(61)
Net cash provided from operating activities	510	584
Investing Activities:
Property additions	(759)	(844)
Nuclear decommissioning trust fund purchases	(180)	(473)
Nuclear decommissioning trust fund sales	180	473
Cost of removal, net of salvage	(104)	(56)
Change in construction payables	(8)	25
Other investing activities	(18)	(18)
Net cash used for investing activities	(889)	(893)
Financing Activities:
Proceeds — Senior notes	700	600
Redemptions — Senior notes	(550)	(200)
Capital contributions from parent company	656	624
Payment of common stock dividends	(508)	(492)
Other financing activities	(71)	(26)
Net cash provided from financing activities	227	506
Net Change in Cash, Cash Equivalents, and Restricted Cash	(152)	197
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	1,060	530
Cash, Cash Equivalents, and Restricted Cash at End of Period	$908	$727
Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $9 and $7 capitalized for 2022 and 2021, respectively)	$166	$154
Income taxes, net	192	171
Noncash transactions —
Accrued property additions at end of period	141	191
Right-of-use assets obtained under leases	6	2
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
ALABAMA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Assets	At June 30, 2022	At December 31, 2021
	(in millions)
Current Assets:
Cash and cash equivalents	$908	$1,060
Receivables —
Customer accounts	501	410
Unbilled revenues	189	138
Affiliated	85	37
Other accounts and notes	101	55
Accumulated provision for uncollectible accounts	(14)	(14)
Fossil fuel stock	161	159
Materials and supplies	568	548
Prepaid expenses	147	41
Other regulatory assets	263	208
Other current assets	113	67
Total current assets	3,022	2,709
Property, Plant, and Equipment:
In service	33,596	33,135
Less: Accumulated provision for depreciation	10,589	10,313
Plant in service, net of depreciation	23,007	22,822
Nuclear fuel, at amortized cost	251	247
Construction work in progress	1,319	1,147
Total property, plant, and equipment	24,577	24,216
Other Property and Investments:
Nuclear decommissioning trusts, at fair value	1,124	1,325
Equity investments in unconsolidated subsidiaries	56	57
Miscellaneous property and investments	128	126
Total other property and investments	1,308	1,508
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	89	108
Deferred charges related to income taxes	246	240
Prepaid pension and other postretirement benefit costs	568	513
Regulatory assets – asset retirement obligations	1,845	1,547
Other regulatory assets, deferred	1,860	1,807
Other deferred charges and assets	395	334
Total deferred charges and other assets	5,003	4,549
Total Assets	$33,910	$32,982
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
ALABAMA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholder's Equity	At June 30, 2022	At December 31, 2021
	(in millions)
Current Liabilities:
Securities due within one year	$201	$751
Accounts payable —
Affiliated	414	309
Other	351	459
Customer deposits	107	106
Accrued taxes	128	98
Accrued interest	109	100
Accrued compensation	174	219
Asset retirement obligations	325	320
Other regulatory liabilities	133	215
Other current liabilities	121	125
Total current liabilities	2,063	2,702
Long-term Debt	9,633	8,936
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	3,719	3,573
Deferred credits related to income taxes	1,944	1,968
Accumulated deferred ITCs	84	88
Employee benefit obligations	176	171
Operating lease obligations	66	66
Asset retirement obligations, deferred	3,998	4,014
Other cost of removal obligations	106	192
Other regulatory liabilities, deferred	227	210
Other deferred credits and liabilities	58	58
Total deferred credits and other liabilities	10,378	10,340
Total Liabilities	22,074	21,978
Redeemable Preferred Stock	242	291
Common Stockholder's Equity (See accompanying statements)	11,594	10,713
Total Liabilities and Stockholder's Equity	$33,910	$32,982
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
ALABAMA POWER COMPANY
CONDENSED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY (UNAUDITED)

	Number of Common Shares Issued	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balance at December 31, 2020	31	$1,222	$5,413	$3,194	$(19)	$9,810
Net income after dividends on preferred stock	—	—	—	359	—	359
Capital contributions from parent company	—	—	602	—	—	602
Other comprehensive income	—	—	—	—	1	1
Cash dividends on common stock	—	—	—	(246)	—	(246)
Balance at March 31, 2021	31	1,222	6,015	3,307	(18)	10,526
Net income after dividends on preferred stock	—	—	—	331	—	331
Capital contributions from parent company	—	—	26	—	—	26
Other comprehensive income	—	—	—	—	1	1
Cash dividends on common stock	—	—	—	(246)	—	(246)
Other	—	—	—	(1)	—	(1)
Balance at June 30, 2021	31	$1,222	$6,041	$3,391	$(17)	$10,637

Balance at December 31, 2021	31	$1,222	$6,056	$3,448	$(13)	$10,713
Net income after dividends on preferred stock	—	—	—	347	—	347
Capital contributions from parent company	—	—	626	—	—	626
Cash dividends on common stock	—	—	—	(254)	—	(254)
Balance at March 31, 2022	31	1,222	6,682	3,541	(13)	11,432
Net income after dividends on preferred stock	—	—	—	383	—	383
Capital contributions from parent company	—	—	32	—	—	32
Other comprehensive income	—	—	—	—	1	1
Cash dividends on common stock	—	—	—	(254)	—	(254)
Balance at June 30, 2022	31	$1,222	$6,714	$3,670	$(12)	$11,594
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements

GEORGIA POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)		(in millions)
Operating Revenues:
Retail revenues	$2,908	$2,026	$4,926	$3,813
Wholesale revenues	64	36	130	80
Other revenues	149	163	272	302
Total operating revenues	3,121	2,225	5,328	4,195
Operating Expenses:
Fuel	628	343	1,046	656
Purchased power, non-affiliates	246	144	396	288
Purchased power, affiliates	323	149	529	285
Other operations and maintenance	573	542	1,091	1,015
Depreciation and amortization	356	342	706	680
Taxes other than income taxes	141	118	265	235
Estimated loss on Plant Vogtle Units 3 and 4	52	460	52	508
Total operating expenses	2,319	2,098	4,085	3,667
Operating Income	802	127	1,243	528
Other Income and (Expense):
Allowance for equity funds used during construction	33	30	65	61
Interest expense, net of amounts capitalized	(117)	(106)	(224)	(210)
Other income (expense), net	54	42	103	83
Total other income and (expense)	(30)	(34)	(56)	(66)
Earnings Before Income Taxes	772	93	1,187	462
Income taxes (benefit)	164	(50)	194	(32)
Net Income	$608	$143	$993	$494
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)		(in millions)
Net Income	$608	$143	$993	$494
Other comprehensive income:
Qualifying hedges:
Changes in fair value, net of tax of $4, $—, $8, and $—, respectively	15	—	23	—
Reclassification adjustment for amounts included in net income, net of tax of $—, $1, $1, and $1, respectively	1	1	3	3
Total other comprehensive income	16	1	26	3
Comprehensive Income	$624	$144	$1,019	$497
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
GEORGIA POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2022	2021
	(in millions)
Operating Activities:
Net income	$993	$494
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	803	772
Deferred income taxes	72	(309)
Allowance for equity funds used during construction	(65)	(61)
Pension, postretirement, and other employee benefits	(114)	(59)
Settlement of asset retirement obligations	(91)	(100)
Storm damage accruals	107	107
Retail fuel cost under recovery – long-term	(538)	—
Estimated loss on Plant Vogtle Units 3 and 4	52	508
Other, net	7	90
Changes in certain current assets and liabilities —
-Receivables	(424)	(73)
-Fossil fuel stock	31	55
-Materials and supplies	(46)	(46)
-Other current assets	(25)	15
-Accounts payable	235	83
-Accrued compensation	(50)	(39)
-Retail fuel cost over recovery	—	(113)
-Other current liabilities	(21)	(11)
Net cash provided from operating activities	926	1,313
Investing Activities:
Property additions	(1,654)	(1,575)
Nuclear decommissioning trust fund purchases	(448)	(458)
Nuclear decommissioning trust fund sales	444	453
Cost of removal, net of salvage	(207)	(73)
Change in construction payables, net of joint owner portion	51	(72)
Contributions in aid of construction	109	45
Proceeds from dispositions	56	3
Other investing activities	(19)	(53)
Net cash used for investing activities	(1,668)	(1,730)
Financing Activities:
Increase in notes payable, net	—	250
Proceeds —
Senior notes	1,500	750
FFB loan	—	371
Short-term borrowings	650	—
Redemptions and repurchases —
Senior notes	(400)	(325)
Pollution control revenue bonds	—	(69)
FFB loan	(45)	(45)
Short-term borrowings	(250)	—
Other long-term debt	(125)	—
Capital contributions from parent company	491	368
Payment of common stock dividends	(845)	(824)
Other financing activities	(37)	(19)
Net cash provided from financing activities	939	457
Net Change in Cash, Cash Equivalents, and Restricted Cash	197	40
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	33	9
Cash, Cash Equivalents, and Restricted Cash at End of Period	$230	$49
Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $33 and $30 capitalized for 2022 and 2021, respectively)	$188	$182
Income taxes, net	106	139
Noncash transactions —
Accrued property additions at end of period	500	476
Right-of-use assets obtained under operating leases	1	3
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
GEORGIA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Assets	At June 30, 2022	At December 31, 2021
	(in millions)
Current Assets:
Cash and cash equivalents	$230	$33
Receivables —
Customer accounts, net	830	547
Unbilled revenues	450	231
Joint owner accounts	44	116
Affiliated	54	25
Other accounts and notes	33	44
Fossil fuel stock	218	248
Materials and supplies	712	670
Regulatory assets – asset retirement obligations	222	178
Assets from risk management activities	94	48
Other regulatory assets	244	289
Other current assets	124	130
Total current assets	3,255	2,559
Property, Plant, and Equipment:
In service	42,067	41,332
Less: Accumulated provision for depreciation	13,233	12,854
Plant in service, net of depreciation	28,834	28,478
Nuclear fuel, at amortized cost	586	577
Construction work in progress	7,420	6,688
Total property, plant, and equipment	36,840	35,743
Other Property and Investments:
Nuclear decommissioning trusts, at fair value	1,025	1,217
Equity investments in unconsolidated subsidiaries	51	50
Miscellaneous property and investments	75	69
Total other property and investments	1,151	1,336
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	1,083	1,157
Deferred charges related to income taxes	564	550
Prepaid pension costs	652	563
Deferred under recovered fuel clause revenues	948	410
Regulatory assets – asset retirement obligations, deferred	3,896	3,688
Other regulatory assets, deferred	2,073	1,964
Other deferred charges and assets	512	491
Total deferred charges and other assets	9,728	8,823
Total Assets	$50,974	$48,461
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
GEORGIA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholder's Equity	At June 30, 2022	At December 31, 2021
	(in millions)
Current Liabilities:
Securities due within one year	$248	$675
Notes payable	400	—
Accounts payable —
Affiliated	863	757
Other	892	702
Customer deposits	255	259
Accrued taxes	322	335
Accrued interest	150	136
Accrued compensation	174	232
Operating lease obligations	157	156
Asset retirement obligations	312	317
Other regulatory liabilities	260	280
Other current liabilities	258	254
Total current liabilities	4,291	4,103
Long-term Debt	14,450	13,109
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	3,318	3,019
Deferred credits related to income taxes	2,283	2,321
Accumulated deferred ITCs	323	328
Employee benefit obligations	384	402
Operating lease obligations, deferred	950	999
Asset retirement obligations, deferred	6,537	6,507
Other deferred credits and liabilities	541	439
Total deferred credits and other liabilities	14,336	14,015
Total Liabilities	33,077	31,227
Common Stockholder's Equity (See accompanying statements)	17,897	17,234
Total Liabilities and Stockholder's Equity	$50,974	$48,461
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
GEORGIA POWER COMPANY
CONDENSED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY (UNAUDITED)

	Number of Common Shares Issued	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balance at December 31, 2020	9	$398	$12,361	$3,789	$(47)	$16,501
Net income	—	—	—	351	—	351
Capital contributions from parent company	—	—	332	—	—	332
Other comprehensive income	—	—	—	—	2	2
Cash dividends on common stock	—	—	—	(412)	—	(412)
Balance at March 31, 2021	9	398	12,693	3,728	(45)	16,774
Net income	—	—	—	143	—	143
Capital contributions from parent company	—	—	40	—	—	40
Other comprehensive income	—	—	—	—	1	1
Cash dividends on common stock	—	—	—	(412)	—	(412)
Balance at June 30, 2021	9	$398	$12,733	$3,459	$(44)	$16,546

Balance at December 31, 2021	9	$398	$14,153	$2,724	$(41)	$17,234
Net income	—	—	—	385	—	385
Capital contributions from parent company	—	—	443	—	—	443
Other comprehensive income	—	—	—	—	10	10
Cash dividends on common stock	—	—	—	(423)	—	(423)
Balance at March 31, 2022	9	398	14,596	2,686	(31)	17,649
Net income	—	—	—	608	—	608
Capital contributions from parent company	—	—	46	—	—	46
Other comprehensive income	—	—	—	—	16	16
Cash dividends on common stock	—	—	—	(422)	—	(422)
Balance at June 30, 2022	9	$398	$14,642	$2,872	$(15)	$17,897
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements

MISSISSIPPI POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)		(in millions)
Operating Revenues:
Retail revenues	$252	$219	$469	$422
Wholesale revenues, non-affiliates	63	54	131	117
Wholesale revenues, affiliates	107	25	149	57
Other revenues	12	5	20	14
Total operating revenues	434	303	769	610
Operating Expenses:
Fuel and purchased power	207	102	339	208
Other operations and maintenance	91	76	167	144
Depreciation and amortization	45	44	90	91
Taxes other than income taxes	32	32	61	63
Total operating expenses	375	254	657	506
Operating Income	59	49	112	104
Other Income and (Expense):
Interest expense, net of amounts capitalized	(14)	(14)	(27)	(29)
Other income (expense), net	12	11	22	20
Total other income and (expense)	(2)	(3)	(5)	(9)
Earnings Before Income Taxes	57	46	107	95
Income taxes	12	8	20	12
Net Income	$45	$38	$87	$83

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)		(in millions)
Net Income	$45	$38	$87	$83
Other comprehensive income:
Qualifying hedges:
Reclassification adjustment for amounts included in net income, net of tax of $—, $—, $—, and $—, respectively	—	—	—	1
Total other comprehensive income	—	—	—	1
Comprehensive Income	$45	$38	$87	$84
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
MISSISSIPPI POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2022	2021
	(in millions)
Operating Activities:
Net income	$87	$83
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	110	106
Other, net	13	(28)
Changes in certain current assets and liabilities —
-Receivables	(92)	1
-Retail fuel cost under recovery	(25)	—
-Other current assets	(23)	(4)
-Accounts payable	79	(33)
-Accrued taxes	(36)	(51)
-Retail fuel cost over recovery	—	(15)
-Other current liabilities	(1)	(18)
Net cash provided from operating activities	112	41
Investing Activities:
Property additions	(87)	(90)
Construction payables	(16)	(3)
Payments pursuant to LTSAs	(15)	(14)
Other investing activities	(15)	(10)
Net cash used for investing activities	(133)	(117)
Financing Activities:
Increase (decrease) in notes payable, net	16	(25)
Proceeds — Senior notes	—	525
Capital contributions from parent company	51	101
Payment of common stock dividends	(85)	(79)
Other financing activities	—	(7)
Net cash provided from (used for) financing activities	(18)	515
Net Change in Cash, Cash Equivalents, and Restricted Cash	(39)	439
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	61	39
Cash, Cash Equivalents, and Restricted Cash at End of Period	$22	$478
Supplemental Cash Flow Information:
Cash paid during the period for —
Interest	$26	$31
Income taxes, net	5	7
Noncash transactions — Accrued property additions at end of period	9	31
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
MISSISSIPPI POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Assets	At June 30, 2022	At December 31, 2021
	(in millions)
Current Assets:
Cash and cash equivalents	$22	$61
Receivables —
Customer accounts, net	89	37
Unbilled revenues	44	34
Affiliated	76	29
Other accounts and notes	37	28
Fossil fuel stock	33	28
Materials and supplies	76	70
Assets from risk management activities	62	28
Other regulatory assets	62	54
Other current assets	15	13
Total current assets	516	382
Property, Plant, and Equipment:
In service	5,197	5,106
Less: Accumulated provision for depreciation	1,648	1,591
Plant in service, net of depreciation	3,549	3,515
Construction work in progress	127	127
Total property, plant, and equipment	3,676	3,642
Other Property and Investments	175	179
Deferred Charges and Other Assets:
Deferred charges related to income taxes	30	31
Prepaid pension costs	91	79
Regulatory assets – asset retirement obligations	236	232
Other regulatory assets, deferred	286	317
Accumulated deferred income taxes	112	118
Other deferred charges and assets	129	100
Total deferred charges and other assets	884	877
Total Assets	$5,251	$5,080
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
MISSISSIPPI POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholder's Equity	At June 30, 2022	At December 31, 2021
	(in millions)
Current Liabilities:
Securities due within one year	$1	$1
Notes payable	16	—
Accounts payable —
Affiliated	129	81
Other	62	47
Accrued taxes	83	120
Accrued compensation	28	36
Asset retirement obligations	24	30
Other regulatory liabilities	92	59
Other current liabilities	96	65
Total current liabilities	531	439
Long-term Debt	1,510	1,510
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	466	464
Deferred credits related to income taxes	265	269
Employee benefit obligations	88	88
Asset retirement obligations, deferred	162	160
Other cost of removal obligations	193	195
Other regulatory liabilities, deferred	91	64
Other deferred credits and liabilities	24	24
Total deferred credits and other liabilities	1,289	1,264
Total Liabilities	3,330	3,213
Common Stockholder's Equity (See accompanying statements)	1,921	1,867
Total Liabilities and Stockholder's Equity	$5,251	$5,080
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
MISSISSIPPI POWER COMPANY
CONDENSED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY (UNAUDITED)

	Number of Common Shares Issued	Common Stock	Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balance at December 31, 2020	1	$38	$4,460	$(2,754)	$(2)	$1,742
Net income	—	—	—	45	—	45
Capital contributions from parent company	—	—	100	—	—	100
Cash dividends on common stock	—	—	—	(39)	—	(39)
Balance at March 31, 2021	1	38	4,560	(2,748)	(2)	1,848
Net income	—	—	—	38	—	38
Capital contributions from parent company	—	—	2	—	—	2
Cash dividends on common stock	—	—	—	(39)	—	(39)
Other	—	—	—	(1)	1	—
Balance at June 30, 2021	1	$38	$4,562	$(2,750)	$(1)	$1,849

Balance at December 31, 2021	1	$38	$4,582	$(2,753)	$—	$1,867
Net income	—	—	—	42	—	42
Capital contributions from parent company	—	—	51	—	—	51
Cash dividends on common stock	—	—	—	(43)	—	(43)
Balance at March 31, 2022	1	38	4,633	(2,754)	—	1,917
Net income	—	—	—	45	—	45
Capital contributions from parent company	—	—	1	—	—	1
Cash dividends on common stock	—	—	—	(42)	—	(42)
Balance at June 30, 2022	1	$38	$4,634	$(2,751)	$—	$1,921
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)		(in millions)
Operating Revenues:
Wholesale revenues, non-affiliates	$658	$373	$1,084	$728
Wholesale revenues, affiliates	232	112	337	193
Other revenues	9	5	17	9
Total operating revenues	899	490	1,438	930
Operating Expenses:
Fuel	437	140	669	281
Purchased power	68	25	89	46
Other operations and maintenance	115	111	220	211
Depreciation and amortization	131	132	251	251
Taxes other than income taxes	12	12	25	24
Gain on dispositions, net	—	—	(2)	(39)
Total operating expenses	763	420	1,252	774
Operating Income	136	70	186	156
Other Income and (Expense):
Interest expense, net of amounts capitalized	(36)	(37)	(73)	(75)
Other income (expense), net	1	1	3	8
Total other income and (expense)	(35)	(36)	(70)	(67)
Earnings Before Income Taxes	101	34	116	89
Income taxes (benefit)	25	(2)	13	(11)
Net Income	76	36	103	100
Net loss attributable to noncontrolling interests	(22)	—	(67)	(33)
Net Income Attributable to Southern Power	$98	$36	$170	$133
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)		(in millions)
Net Income	$76	$36	$103	$100
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $(18), $2, $(23), and $(8), respectively	(54)	6	(72)	(26)
Reclassification adjustment for amounts included in net income, net of tax of $19, $(3), $26, and $13, respectively	57	(9)	79	38
Pension and other postretirement benefit plans:
Reclassification adjustment for amounts included in net income, net of tax of $—, $1, $—, and $1, respectively	—	—	1	1
Total other comprehensive income (loss)	3	(3)	8	13
Comprehensive Income	79	33	111	113
Comprehensive loss attributable to noncontrolling interests	(22)	—	(67)	(33)
Comprehensive Income Attributable to Southern Power	$101	$33	$178	$146
The accompanying notes as they relate to Southern Power are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2022	2021
	(in millions)
Operating Activities:
Net income	$103	$100
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	264	264
Deferred income taxes	14	(20)
Utilization of federal investment tax credits	239	205
Amortization of investment tax credits	(29)	(29)
Gain on dispositions, net	(2)	(39)
Other, net	(25)	(18)
Changes in certain current assets and liabilities —
-Receivables	(161)	(91)
-Prepaid income taxes	22	28
-Other current assets	(6)	2
-Accounts payable	114	14
-Accrued taxes	42	8
-Other current liabilities	(23)	(13)
Net cash provided from operating activities	552	411
Investing Activities:
Business acquisitions, net of cash acquired	—	(345)
Property additions	(34)	(224)
Proceeds from dispositions	48	17
Change in construction payables	(54)	(14)
Payments pursuant to LTSAs	(33)	(47)
Other investing activities	—	12
Net cash used for investing activities	(73)	(601)
Financing Activities:
Increase (decrease) in notes payable, net	94	(56)
Proceeds —
Senior notes	—	400
Capital contributions from parent company	326	4
Redemptions — Senior notes	(677)	—
Return of capital to parent company	—	(271)
Capital contributions from noncontrolling interests	73	343
Distributions to noncontrolling interests	(115)	(113)
Payment of common stock dividends	(99)	(102)
Other financing activities	(5)	(9)
Net cash provided from (used for) financing activities	(403)	196
Net Change in Cash, Cash Equivalents, and Restricted Cash	76	6
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	135	183
Cash, Cash Equivalents, and Restricted Cash at End of Period	$211	$189
Supplemental Cash Flow Information:
Cash paid (received) during the period for —
Interest (net of $— and $2 capitalized for 2022 and 2021, respectively)	$91	$91
Income taxes, net	(263)	(189)
Noncash transactions —
Contributions from noncontrolling interests	—	89
Contributions of wind turbine equipment	—	82
Accrued property additions at end of period	28	59
Right-of-use assets obtained under operating leases	—	65
Reassessment of right-of-use assets under operating leases	40	—
The accompanying notes as they relate to Southern Power are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Assets	At June 30, 2022	At December 31, 2021
	(in millions)
Current Assets:
Cash and cash equivalents	$202	$107
Receivables —
Customer accounts, net	278	139
Affiliated	83	51
Other	19	29
Materials and supplies	108	106
Prepaid income taxes	5	27
Other current assets	48	46
Total current assets	743	505
Property, Plant, and Equipment:
In service	14,637	14,585
Less: Accumulated provision for depreciation	3,462	3,241
Plant in service, net of depreciation	11,175	11,344
Construction work in progress	34	45
Total property, plant, and equipment	11,209	11,389
Other Property and Investments:
Intangible assets, net of amortization of $119 and $109, respectively	274	282
Equity investments in unconsolidated subsidiaries	49	86
Net investment in sales-type leases	156	161
Total other property and investments	479	529
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	493	479
Prepaid LTSAs	192	210
Other deferred charges and assets	286	278
Total deferred charges and other assets	971	967
Total Assets	$13,402	$13,390
The accompanying notes as they relate to Southern Power are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholders' Equity	At June 30, 2022	At December 31, 2021
	(in millions)
Current Liabilities:
Securities due within one year	$—	$679
Notes payable	306	211
Accounts payable —
Affiliated	192	92
Other	77	85
Accrued taxes	56	14
Accrued interest	24	32
Other current liabilities	89	140
Total current liabilities	744	1,253
Long-term Debt	2,964	3,009
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	471	215
Accumulated deferred ITCs	1,585	1,614
Operating lease obligations	514	497
Other deferred credits and liabilities	245	204
Total deferred credits and other liabilities	2,815	2,530
Total Liabilities	6,523	6,792
Total Stockholders' Equity (See accompanying statements)	6,879	6,598
Total Liabilities and Stockholders' Equity	$13,402	$13,390
The accompanying notes as they relate to Southern Power are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Common Stockholders' Equity	Noncontrolling Interests	Total
	(in millions)
Balance at December 31, 2020	$914	$1,522	$(67)	$2,369	$4,262	$6,631
Net income (loss)	—	97	—	97	(32)	65
Return of capital to parent company	(271)	—	—	(271)	—	(271)
Other comprehensive income	—	—	16	16	—	16
Cash dividends on common stock	—	(51)	—	(51)	—	(51)
Capital contributions from noncontrolling interests	—	—	—	—	403	403
Distributions to noncontrolling interests	—	—	—	—	(46)	(46)
Other	(2)	1	(1)	(2)	(1)	(3)
Balance at March 31, 2021	641	1,569	(52)	2,158	4,586	6,744
Net income	—	36	—	36	—	36
Other comprehensive income (loss)	—	—	(3)	(3)	—	(3)
Cash dividends on common stock	—	(51)	—	(51)	—	(51)
Capital contributions from noncontrolling interests	—	—	—	—	29	29
Distributions to noncontrolling interests	—	—	—	—	(68)	(68)
Other	2	—	1	3	—	3
Balance at June 30, 2021	$643	$1,554	$(54)	$2,143	$4,547	$6,690

Balance at December 31, 2021	$638	$1,585	$(27)	$2,196	$4,402	$6,598
Net income (loss)	—	72	—	72	(45)	27
Other comprehensive income	—	—	5	5	—	5
Cash dividends on common stock	—	(49)	—	(49)	—	(49)
Capital contributions from noncontrolling interests	—	—	—	—	73	73
Distributions to noncontrolling interests	—	—	—	—	(98)	(98)
Balance at March 31, 2022	638	1,608	(22)	2,224	4,332	6,556
Net income (loss)	—	98	—	98	(22)	76
Capital contributions from parent company	322	—	—	322	—	322
Other comprehensive income	—	—	3	3	—	3
Cash dividends on common stock	—	(50)	—	(50)	—	(50)
Distributions to noncontrolling interests	—	—	—	—	(28)	(28)
Balance at June 30, 2022	$960	$1,656	$(19)	$2,597	$4,282	$6,879
The accompanying notes as they relate to Southern Power are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)		(in millions)
Operating Revenues:
Natural gas revenues (includes revenue taxes of $33, $23, $104, and $77, respectively)	$1,081	$675	$3,139	$2,367
Alternative revenue programs	2	2	1	4
Total operating revenues	1,083	677	3,140	2,371
Operating Expenses:
Cost of natural gas	452	231	1,546	814
Other operations and maintenance	266	233	570	532
Depreciation and amortization	138	133	275	263
Taxes other than income taxes	62	49	163	130
Total operating expenses	918	646	2,554	1,739
Operating Income	165	31	586	632
Other Income and (Expense):
Earnings (loss) from equity method investments	31	(52)	71	(11)
Interest expense, net of amounts capitalized	(61)	(59)	(122)	(118)
Other income (expense), net	16	(14)	32	(78)
Total other income and (expense)	(14)	(125)	(19)	(207)
Earnings (Loss) Before Income Taxes	151	(94)	567	425
Income taxes (benefit)	36	(29)	134	92
Net Income (Loss)	$115	$(65)	$433	$333
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)		(in millions)
Net Income (Loss)	$115	$(65)	$433	$333
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $(2), $3, $8, and $3, respectively	(5)	8	22	9
Reclassification adjustment for amounts included in net income, net of tax of $(3), $—, $(5), and $1, respectively	(7)	—	(13)	3
Total other comprehensive income (loss)	(12)	8	9	12
Comprehensive Income	$103	$(57)	$442	$345
The accompanying notes as they relate to Southern Company Gas are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2022	2021
	(in millions)
Operating Activities:
Net income	$433	$333
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	275	263
Deferred income taxes	35	110
Mark-to-market adjustments	13	137
Impairment of PennEast Pipeline investment	—	82
Natural gas cost under recovery – long-term	192	(119)
Other, net	42	15
Changes in certain current assets and liabilities —
-Receivables	244	262
-Natural gas for sale, net of temporary LIFO liquidation	335	375
-Prepaid income taxes	(70)	(129)
-Natural gas cost under recovery	(94)	(485)
-Other current assets	19	7
-Accounts payable	101	(42)
-Accrued taxes	(41)	1
-Other current liabilities	(6)	(88)
Net cash provided from operating activities	1,478	722
Investing Activities:
Property additions	(637)	(635)
Cost of removal, net of salvage	(53)	(44)
Other investing activities	32	11
Net cash used for investing activities	(658)	(668)
Financing Activities:
Increase (decrease) in notes payable, net	(593)	210
Proceeds — Short-term borrowings	50	300
Redemptions —
Short-term borrowings	(150)	—
Senior notes	—	(300)
Medium-term notes	(46)	(30)
Capital contributions from parent company	349	60
Payment of common stock dividends	(260)	(265)
Net cash used for financing activities	(650)	(25)
Net Change in Cash, Cash Equivalents, and Restricted Cash	170	29
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	48	19
Cash, Cash Equivalents, and Restricted Cash at End of Period	$218	$48
Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $4 and $3 capitalized for 2022 and 2021, respectively)	$129	$127
Income taxes, net	210	100
Noncash transactions — Accrued property additions at end of period	126	137
The accompanying notes as they relate to Southern Company Gas are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Assets	At June 30, 2022	At December 31, 2021
	(in millions)
Current Assets:
Cash and cash equivalents	$217	$45
Receivables —
Customer accounts	379	462
Unbilled revenues	109	278
Other accounts and notes	53	49
Accumulated provision for uncollectible accounts	(55)	(39)
Natural gas for sale	209	362
Prepaid expenses	185	114
Assets from risk management activities, net of collateral	22	33
Natural gas cost under recovery	361	266
Other regulatory assets	105	136
Other current assets	53	49
Total current assets	1,638	1,755
Property, Plant, and Equipment:
In service	19,362	18,880
Less: Accumulated depreciation	5,201	5,067
Plant in service, net of depreciation	14,161	13,813
Construction work in progress	776	684
Total property, plant, and equipment	14,937	14,497
Other Property and Investments:
Goodwill	5,015	5,015
Equity investments in unconsolidated subsidiaries	1,134	1,173
Other intangible assets, net of amortization of $151 and $145, respectively	31	37
Miscellaneous property and investments	19	19
Total other property and investments	6,199	6,244
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	63	70
Prepaid pension costs	192	175
Other regulatory assets, deferred	459	689
Other deferred charges and assets	130	130
Total deferred charges and other assets	844	1,064
Total Assets	$23,618	$23,560
The accompanying notes as they relate to Southern Company Gas are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholder's Equity	At June 30, 2022	At December 31, 2021
	(in millions)
Current Liabilities:
Securities due within one year	$—	$47
Notes payable	516	1,209
Accounts payable —
Affiliated	54	58
Other	494	361
Customer deposits	81	95
Accrued taxes	74	124
Accrued interest	58	59
Accrued compensation	91	110
Temporary LIFO liquidation	177	—
Other regulatory liabilities	37	8
Other current liabilities	161	155
Total current liabilities	1,743	2,226
Long-term Debt	6,785	6,855
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	1,595	1,555
Deferred credits related to income taxes	800	816
Employee benefit obligations	168	176
Operating lease obligations	55	59
Other cost of removal obligations	1,694	1,683
Accrued environmental remediation	181	197
Other deferred credits and liabilities	137	77
Total deferred credits and other liabilities	4,630	4,563
Total Liabilities	13,158	13,644
Common Stockholder's Equity (See accompanying statements)	10,460	9,916
Total Liabilities and Stockholder's Equity	$23,618	$23,560
The accompanying notes as they relate to Southern Company Gas are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (UNAUDITED)

	Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balance at December 31, 2020	$9,930	$(141)	$(22)	$9,767
Net income	—	398	—	398
Capital contributions from parent company	57	—	—	57
Other comprehensive income	—	—	4	4
Cash dividends on common stock	—	(132)	—	(132)
Balance at March 31, 2021	9,987	125	(18)	10,094
Net loss	—	(65)	—	(65)
Capital contributions from parent company	25	—	—	25
Other comprehensive income	—	—	8	8
Cash dividends on common stock	—	(133)	—	(133)
Balance at June 30, 2021	$10,012	$(73)	$(10)	$9,929

Balance at December 31, 2021	$10,024	$(132)	$24	$9,916
Net income	—	319	—	319
Capital contributions from parent company	50	—	—	50
Other comprehensive income	—	—	20	20
Cash dividends on common stock	—	(130)	—	(130)
Balance at March 31, 2022	10,074	57	44	10,175
Net income	—	115	—	115
Capital contributions from parent company	312	—	—	312
Other comprehensive income (loss)	—	—	(12)	(12)
Cash dividends on common stock	—	(130)	—	(130)
Balance at June 30, 2022	$10,386	$42	$32	$10,460
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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(A) INTRODUCTION
The condensed quarterly financial statements of each Registrant included herein have been prepared by such Registrant, without audit, pursuant to the rules and regulations of the SEC. The Condensed Balance Sheets at December 31, 2021 have been derived from the audited financial statements of each Registrant. In the opinion of each Registrant's management, the information regarding such Registrant furnished herein reflects all adjustments, which, except as otherwise disclosed, are of a normal recurring nature, necessary to present fairly the results of operations for the periods ended June 30, 2022 and 2021. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although each Registrant believes that the disclosures regarding such Registrant are adequate to make the information presented not misleading. Disclosures which would substantially duplicate the disclosures in the Form 10-K and details which have not changed significantly in amount or composition since the filing of the Form 10-K are generally omitted from this Quarterly Report on Form 10-Q unless specifically required by GAAP. Therefore, these Condensed Financial Statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K. Due to the seasonal variations in the demand for energy and other factors, operating results for the periods presented are not necessarily indicative of the operating results to be expected for the full year.
Certain prior year data presented in the financial statements have been reclassified to conform to the current year presentation. These reclassifications had no impact on the overall results of operations, financial position, or cash flows of any Registrant.
Goodwill and Other Intangible Assets
Goodwill at June 30, 2022 and December 31, 2021 was as follows:

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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Other intangible assets were as follows:

	At June 30, 2022			At December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Other Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Other Intangible Assets, Net
	(in millions)			(in millions)
Southern Company
Other intangible assets subject to amortization:
Customer relationships	$212	$(157)	$55	$212	$(150)	$62
Trade names	64	(41)	23	64	(38)	26
PPA fair value adjustments	390	(119)	271	390	(109)	281
Other	10	(9)	1	11	(10)	1
Total other intangible assets subject to amortization	$676	$(326)	$350	$677	$(307)	$370
Other intangible assets not subject to amortization:
Federal Communications Commission licenses	75	—	75	75	—	75
Total other intangible assets	$751	$(326)	$425	$752	$(307)	$445

Southern Power
Other intangible assets subject to amortization:
PPA fair value adjustments	$390	$(119)	$271	$390	$(109)	$281

Southern Company Gas
Other intangible assets subject to amortization:
Gas marketing services
Customer relationships	$156	$(135)	$21	$156	$(130)	$26
Trade names	26	(16)	10	26	(15)	11
Total other intangible assets subject to amortization	$182	$(151)	$31	$182	$(145)	$37

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Amortization associated with other intangible assets was as follows:

	Three Months Ended	Six Months Ended
	June 30, 2022
	(in millions)
Southern Company(a)	$9	$19
Southern Power(b)	5	10
Southern Company Gas	2	5
(a)Includes $5 million and $10 million for the three and six months ended June 30, 2022, respectively, recorded as a reduction to operating revenues.
(b)Recorded as a reduction to operating revenues.
Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed balance sheets that total to the amount shown in the condensed statements of cash flows for the applicable Registrants:

	Southern Company		Southern Power		Southern Company Gas
	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
	(in millions)
Cash and cash equivalents	$1,724	$1,798	$202	$107	$217	$45
Restricted cash(a):
Other current assets	2	2	—	—	2	2
Other deferred charges and assets	9	29	9	29	—	—
Total cash, cash equivalents, and restricted cash(b)	$1,735	$1,829	$211	$135	$218	$48
(a)For Southern Power, reflects $9 million and $10 million at June 30, 2022 and December 31, 2021, respectively, held to fund estimated construction completion costs at the Deuel Harvest wind facility and $19 million at December 31, 2021 related to tax equity contributions restricted until the Garland battery energy storage facility achieved final contracted capacity. For Southern Company Gas, reflects collateral for workers' compensation, life insurance, and long-term disability insurance.
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
Southern Company Gas recorded no material adjustments to natural gas inventories for either period presented. Nicor Gas' inventory decrement at June 30, 2022 is expected to be restored prior to year end.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Depreciation and Amortization
See Note 5 to the financial statements under "Depreciation and Amortization – Southern Power" in Item 8 of the Form 10-K for additional information.
Effective January 1, 2022, Southern Power revised the depreciable lives of its wind generating facilities from up to 30 years to up to 35 years. This revision resulted in an immaterial decrease in depreciation for the three and six months ended June 30, 2022 and is expected to result in an immaterial decrease in annual depreciation for 2022.
(B) REGULATORY MATTERS
See Note 2 to the financial statements in Item 8 of the Form 10-K for additional information relating to regulatory matters.
The recovery balances for certain retail regulatory clauses of the traditional electric operating companies and Southern Company Gas at June 30, 2022 and December 31, 2021 were as follows:

Regulatory Clause	Balance Sheet Line Item	June 30, 2022	December 31, 2021
		(in millions)
Alabama Power
Rate CNP Compliance	Other regulatory assets, deferred	$29	$16
Rate CNP PPA	Other regulatory assets, deferred	93	84
Retail Energy Cost Recovery(*)	Other regulatory assets, current	60	—
	Other regulatory assets, deferred	191	126
Georgia Power
Fuel Cost Recovery	Deferred under recovered fuel clause revenues	$948	$410
Mississippi Power
Fuel Cost Recovery	Other customer accounts receivable	$29	$4
Ad Valorem Tax	Other regulatory assets, current	12	12
	Other regulatory assets, deferred	29	37
Southern Company Gas
Natural Gas Cost Recovery	Natural gas cost under recovery	$361	$266
	Other regulatory assets, deferred	15	207
(*)In accordance with an Alabama PSC order issued on February 1, 2022, Alabama Power applied $126 million of its 2021 Rate RSE refund to reduce the Rate ECR under recovered balance.
Alabama Power
Certificate of Convenience and Necessity
On July 12, 2022, the Alabama PSC approved and, on July 15, 2022, issued its order regarding Alabama Power's petition for a certificate of convenience and necessity (CCN) which authorizes Alabama Power to complete the acquisition of the Calhoun Generating Station, which was approved by the FERC on March 25, 2022, and is expected to close by September 30, 2022. Alabama Power expects to recover all approved costs associated with the acquisition through existing rate mechanisms as outlined in Note 2 to the financial statements in Item 8 of the Form 10-K. The Alabama PSC's order is subject to any rehearing request or judicial appeal filed on or before August 15, 2022. The ultimate outcome of this matter cannot be determined at this time.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Rate ECR
On July 12, 2022, the Alabama PSC approved an adjustment to Rate ECR from 1.960 cents per KWH to 2.557 cents per KWH, or approximately $310 million annually, effective with August 2022 billings. The approved increase in the Rate ECR factor will have no significant effect on Alabama Power's net income, but will increase operating cash flows related to fuel cost recovery. The rate will adjust to 5.910 cents per KWH in January 2025 absent a further order from the Alabama PSC.
Rate NDR
On July 12, 2022, the Alabama PSC approved modifications to Rate NDR, which include an adjustment to the charges to establish and maintain the reserve and an adjustment to the recovery period for any existing deferred storm-related operations and maintenance costs and future reserve deficits from 24 months to 48 months. As modified, the maximum total Rate NDR charge to recover a deficit is limited to $5.00 per month per non-residential customer account and $2.50 per month per residential customer account.
At June 30, 2022, Alabama Power's NDR balance was $103 million. Beginning with August 2022 billings, the reserve establishment charge will be suspended and the reserve maintenance charge will be activated as a result of the NDR balance exceeding $75 million. Alabama Power expects to collect $6 million in the second half of 2022 and approximately $12 million annually beginning in 2023 under Rate NDR unless the NDR balance falls below $50 million. Alabama Power continues to have the authority to accrue additional amounts to the NDR as circumstances warrant.
Reliability Reserve Accounting Order
On July 12, 2022, the Alabama PSC approved an accounting order authorizing Alabama Power to create a reliability reserve separate from the NDR and transition the previous Rate NDR authority related to reliability expenditures to the reliability reserve. Alabama Power may make accruals to the reliability reserve if the NDR balance exceeds $35 million.
Renewable Generation Certificate
Through the issuance of a Renewable Generation Certificate (RGC), Alabama Power is authorized by the Alabama PSC to procure up to 500 MWs of renewable capacity and energy by September 16, 2027 and to market the related energy and environmental attributes to customers and other third parties. In April 2022, one of the existing solar projects which was expected to be served through a PPA commencing in first quarter 2024 was terminated, resulting in the restoration of 80 MWs of capacity under the RGC. The ultimate outcome of this matter cannot be determined at this time.
Georgia Power
Rate Plans
2022 Base Rate Case
On June 24, 2022, Georgia Power filed a base rate case (Georgia Power 2022 Base Rate Case) with the Georgia PSC. The filing proposes continuation of a three-year alternate rate plan with requested rate increases totaling $852 million, $107 million, and $45 million effective January 1, 2023, January 1, 2024, and January 1, 2025, respectively. These increases are based on a proposed retail ROE of 11.00% using the currently approved equity ratio of 56% and reflect levelized revenue requirements during the three-year period, with the exception of incremental compliance costs related to CCR AROs, Demand-Side Management (DSM) programs, and related adjustments to the Municipal Franchise Fee tariff.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Georgia Power has requested recovery of the proposed increases through its existing base rate tariffs as follows:

Tariff	2023	2024	2025
	(in millions)
Traditional base	$739	$—	$—
ECCR
Traditional	(1)	—	—
CCR ARO(a)	64	78	47
DSM(a)	30	27	(2)
Municipal Franchise Fee	20	2	1
Total(b)	$852	$107	$45
(a)As determined by the Georgia PSC through annual compliance filings.
(b)Totals may not add due to rounding.
Georgia Power's filing primarily reflects requests to (i) recover the costs of recent and future capital investments in the electric grid including the transmission and distribution systems and the continuation of its grid investment plan, all designed to support customer long-term reliability and resiliency needs, (ii) recover the cost of coal-fired generation units proposed for retirement, or made unavailable, as requested in the 2022 IRP, as Georgia Power continues the transition of the generation fleet to more economical and cleaner resources, (iii) make the necessary investments and recover costs to comply with federal and state environmental regulations, including costs associated with the CCR AROs related to ash pond and landfill closures and post-closure care, and (iv) reduce operating costs despite significant inflationary pressures. In addition, the filing includes the following provisions:
•Continuation of an allowed retail ROE range of 9.50% to 12.00%.
•Continuation of the process whereby 80% of any earnings above the top of the allowed ROE range are shared with Georgia Power's customers and the remaining 20% are retained by Georgia Power.
•Continuation of the option to file an Interim Cost Recovery tariff in the event earnings are projected to fall below the bottom of the allowed ROE range during the three-year term of the plan.
Georgia Power expects the Georgia PSC to render a final decision in this matter on December 20, 2022. The ultimate outcome of this matter cannot be determined at this time.
2019 ARP
In 2020, the Georgia PSC denied a motion for reconsideration filed by Sierra Club regarding the Georgia PSC's decision in the 2019 ARP allowing Georgia Power to recover compliance costs for CCR AROs. The Superior Court of Fulton County subsequently affirmed the Georgia PSC's decision and, in October 2021, the Georgia Court of Appeals affirmed the Superior Court of Fulton County's order. In December 2021, Sierra Club filed a petition for writ of certiorari to the Georgia Supreme Court, which was denied on July 14, 2022. This matter is now concluded. See Note 6 to the financial statements in Item 8 of the Form 10-K for additional information regarding Georgia Power's AROs.
Integrated Resource Plans
In response to supply chain challenges in the solar industry, the Georgia PSC approved Georgia Power's request to amend 970 MWs of utility-scale solar PPAs that were authorized by the Georgia PSC in Georgia Power's 2019 IRP. The amendments extended the required commercial operation dates for the PPAs from 2023 to 2024.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
On July 21, 2022, the Georgia PSC approved the 2022 IRP, as modified by a stipulated agreement among Georgia Power, the staff of the Georgia PSC, and certain intervenors and as further modified by the Georgia PSC. In the 2022 IRP decision, the Georgia PSC approved the following requests:
•Decertification and retirement of Plant Wansley Units 1 and 2 (926 MWs based on 53.5% ownership) by August 31, 2022 and reclassification to regulatory asset accounts of the remaining net book values ($302 million and $279 million for Unit 1 and Unit 2, respectively, at June 30, 2022) and any remaining unusable materials and supplies inventories upon retirement. The regulatory asset accounts for the net book values of the units will be amortized at a rate equal to the unit depreciation rates authorized in the 2019 ARP through December 31, 2022. In the Georgia Power 2022 Base Rate Case, Georgia Power requested recovery of the remaining regulatory asset balances for the net book values of the units through 2030 and requested that the timing of recovery of the regulatory asset account for the unusable materials and supplies inventories be determined in a future base rate case.
•Decertification and retirement of Plant Scherer Unit 3 (614 MWs based on 75% ownership) by December 31, 2028 and reclassification to regulatory asset accounts of the remaining net book value (approximately $614 million at June 30, 2022) and any remaining unusable materials and supplies inventory to regulatory asset accounts upon retirement. The timing of recovery for these regulatory assets is expected to be determined in a future base rate case.
•Decertification and retirement of Plant Gaston Units 1 through 4 (500 MWs based on 50% ownership through SEGCO) by December 31, 2028. See Note 7 to the financial statements under "SEGCO" in Item 8 of the Form 10-K for additional information.
•Georgia Power's environmental compliance strategy, including approval of Georgia Power's plans to address CCR at its ash ponds and landfills. Recovery of the related costs is expected to be determined in future base rate cases. The Georgia PSC's approval included a change in the method of closure for one ash pond. Georgia Power is currently evaluating the related impact on its cost estimates and AROs; however, it is not expected to be material.
•Installation of environmental controls at Plants Bowen and Scherer for compliance with rules related to effluent limitations guidelines.
•Initiation of a license renewal application with the NRC for Plant Hatch.
•Investments related to the continued hydro operations of Plants Sinclair and Burton.
•Provisional authorization for development of a 265-MW battery energy storage facility with expected commercial operation in 2026.
•Issuance of requests for proposals (RFP) for 2,300 MWs of renewable resources, an additional 500 MWs of energy storage, and up to 140 MWs of biomass generation.
•Related transmission projects necessary to support the generation facilities plan.
•Certification of six PPAs (including five affiliate PPAs with Southern Power that are subject to approval by the FERC) with capacities of 1,567 MWs beginning in 2024, 380 MWs beginning in 2025, and 228 MWs beginning in 2028, procured through RFPs authorized in the 2019 IRP. See Note (F) under "Georgia Power Lease Modification" for additional information.
The Georgia PSC deferred a decision on the requested decertification and retirement of Plant Bowen Units 1 and 2 (1,400 MWs) to the 2025 IRP and rejected Georgia Power's request to certify approximately 88 MWs of wholesale capacity to be placed in retail rate base between January 1, 2024 and January 1, 2025. Georgia Power may offer such capacity in the wholesale market or to the retail jurisdiction in a future regulatory proceeding.
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
In October 2017, Georgia Power, acting for itself and as agent for the other Vogtle Owners, executed the Bechtel Agreement, under which Bechtel is reimbursed for actual costs plus a base fee and an at-risk fee, subject to adjustment based on Bechtel's performance against cost and schedule targets. Each Vogtle Owner is severally (not jointly) liable for its proportionate share, based on its ownership interest, of all amounts owed to Bechtel under the Bechtel Agreement. The Vogtle Owners may terminate the Bechtel Agreement at any time for their convenience, provided that the Vogtle Owners will be required to pay amounts related to work performed prior to the termination (including the applicable portion of the base fee), certain termination-related costs, and, at certain stages of the work, the applicable portion of the at-risk fee. Bechtel may terminate the Bechtel Agreement under certain circumstances, including certain Vogtle Owner suspensions of work, certain breaches of the Bechtel Agreement by the Vogtle Owners, Vogtle Owner insolvency, and certain other events.
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
Cost and Schedule
Georgia Power's approximate proportionate share of the remaining estimated capital cost to complete Plant Vogtle Units 3 and 4, including contingency, through the end of the first quarter 2023 and the fourth quarter 2023, respectively, is as follows:

(in millions)
Base project capital cost forecast(a)(b)	$10,393
Construction contingency estimate	60
Total project capital cost forecast(a)(b)	10,453
Net investment at June 30, 2022(b)	(8,966)
Remaining estimate to complete	$1,487
(a)Includes approximately $590 million of costs that are not shared with the other Vogtle Owners and approximately $455 million of incremental costs under the cost-sharing and tender provisions of the joint ownership agreements described below. Excludes financing costs expected to be capitalized through AFUDC of approximately $385 million, of which $247 million had been accrued through June 30, 2022.
(b)Net of $1.7 billion received from Toshiba under the Guarantee Settlement Agreement and approximately $188 million in related customer refunds.
Georgia Power estimates that its financing costs for construction of Plant Vogtle Units 3 and 4 will total approximately $3.4 billion, of which $3.0 billion had been incurred through June 30, 2022.

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
Since March 2020, the number of active COVID-19 cases at the site has fluctuated consistent with the surrounding area and impacted productivity levels and pace of activity completion, with the site experiencing peaks in the number of active cases in January 2021, August 2021, and January 2022. Georgia Power estimates the productivity impacts of the COVID-19 pandemic have consumed approximately three to four months of schedule margin previously embedded in the site work plan for Unit 3 and Unit 4. As of June 30, 2022, Georgia Power's proportionate share of the estimated incremental cost associated with COVID-19 mitigation actions and impacts on construction productivity is estimated to be between $160 million and $200 million and is included in the total project capital cost forecast. The continuing effects of the COVID-19 pandemic could further disrupt or delay construction and testing activities at Plant Vogtle Units 3 and 4.
Fuel load for Unit 3 is projected during the fourth quarter 2022 with an in-service date projected during the first quarter 2023. Unit 3's projected schedule primarily depends on the volume and completion of construction remediation work, completion of work packages, including inspection records, and other documentation necessary to submit the remaining ITAACs and begin fuel load, the pace of system and area turnovers, and the progression of startup and other testing. An in-service date during the fourth quarter 2023 for Unit 4 is projected. Unit 4's projected schedule primarily depends on Unit 3 progress through fuel load, startup, and testing; overall construction productivity and production levels improving, particularly in electrical installation, including terminations; and appropriate levels of craft laborers, particularly electricians and pipefitters, being added and maintained. Any further delays could result in later in-service dates and cost increases.
During the first half of 2022, established construction contingency totaling $126 million was assigned to the base capital cost forecast for costs primarily associated with construction productivity, the pace of system turnovers, additional craft and support resources, and procurement for Units 3 and 4. Georgia Power also increased its total project capital cost forecast as of June 30, 2022 by adding $36 million to replenish construction contingency. After considering the significant level of uncertainty that exists regarding the future recoverability of these costs since the ultimate outcome of these matters is subject to the outcome of future assessments by management, as well as Georgia PSC decisions in future regulatory proceedings, Georgia Power recorded a pre-tax charge to income in the second quarter 2022 of $36 million ($27 million after tax) for the increase in the total project capital cost forecast. Georgia Power may request the Georgia PSC to evaluate those expenditures for rate recovery during the prudence review following the Unit 4 fuel load pursuant to the twenty-fourth VCM stipulation described below.
As Unit 3 completes system turnover from construction and moves to testing and transition to operations, ongoing and potential future challenges include construction productivity, completion of construction remediation work, completion of work packages, including inspection records, and other documentation necessary to submit the remaining ITAACs and begin fuel load, and final component and pre-operational tests. As Unit 4 progresses through construction and continues to transition into testing, ongoing and potential future challenges include the pace and quality of electrical installation; availability of craft and supervisory resources, including the temporary diversion of such resources to support Unit 3 construction efforts; the pace of work package closures and system turnovers; and the timeframe and duration of hot functional and other testing. As construction, including subcontract work, continues on both Units 3 and 4, ongoing or future challenges include management of contractors and vendors; subcontractor performance; supervision of craft labor and related productivity, particularly in the installation of electrical, mechanical, and instrumentation and controls commodities, ability to attract and retain craft labor, and/or related cost escalation; and procurement and related installation. New challenges may arise, particularly as Units 3 and 4 move into initial testing and start-up, which may result in required engineering changes or remediation related to plant systems, structures, or components (some of which are based on new technology that only within the last few years began initial operation in the global nuclear industry at this scale). The ongoing and potential future challenges described above may change the projected schedule and estimated cost.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
There have been technical and procedural challenges to the construction and licensing of Plant Vogtle Units 3 and 4 at the federal and state level and additional challenges may arise. Additional license amendment requests also may be filed with the NRC. Processes are in place that are designed to ensure compliance with the requirements specified in the Westinghouse Design Control Document and the combined construction and operating licenses, including inspections by Southern Nuclear and the NRC that occur throughout construction. In connection with the additional construction remediation work described above, Southern Nuclear reviewed the project's construction quality programs and, where needed, is implementing improvement plans consistent with these processes. On March 25, 2022, the NRC completed its follow-up inspection related to the November 2021 final significance report on its special inspection to review the root cause of this additional construction remediation work and the corresponding corrective action plans. The NRC closed the two white findings identified in November 2021 and returned Vogtle Unit 3 to the NRC's baseline inspection program.
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
The ultimate outcome of these matters cannot be determined at this time. However, any extension of the in-service date beyond the first quarter 2023 for Unit 3 or the fourth quarter 2023 for Unit 4, including the current level of cost sharing described below, is estimated to result in additional base capital costs for Georgia Power of up to $35 million per month for Unit 3 and $45 million per month for Unit 4, as well as the related AFUDC and any additional related construction, support resources, or testing costs. While Georgia Power is not precluded from seeking retail recovery of any future capital cost forecast increase other than the amounts related to the cost-sharing and tender provisions of the joint ownership agreements described below, management will ultimately determine whether or not to seek recovery. Any further changes to the capital cost forecast that are not expected to be recoverable through regulated rates will be required to be charged to income and such charges could be material.
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
Georgia Power and the other Vogtle Owners do not agree on either the starting dollar amount for the determination of cost increases subject to the cost-sharing and tender provisions of the Global Amendments or the extent to which COVID-19-related costs impact those provisions. Based on the definition in the Global Amendments, Georgia Power believes the starting dollar amount is $18.38 billion and the current project capital cost forecast exceeds the cost-sharing provision threshold, but not the tender provision threshold. The other Vogtle Owners have notified Georgia Power that they believe the current project capital cost forecast exceeds the cost-sharing thresholds and triggers the tender provisions under the Global Amendments. Georgia Power recorded pre-tax charges to income in the fourth quarter 2021 and the second quarter 2022 of approximately $440 million ($328 million after tax) and $16 million ($12 million after tax), respectively, associated with these cost-sharing and tender provisions, which are

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
included in the total project capital cost forecast. Georgia Power may be required to record further pre-tax charges to income of up to approximately $480 million associated with these provisions based on the current project capital cost forecast. Georgia Power's incremental charges associated with these provisions, which relate to the other Vogtle Owners' share of costs, will not be recovered from retail customers. In October 2021, Georgia Power and the other Vogtle Owners entered into an agreement, which was modified on June 3, 2022, to clarify the process for the tender provisions of the Global Amendments to provide for a decision between 120 and 194 days after the tender option is triggered, which the other Vogtle Owners assert occurred on February 14, 2022, and would require the other Vogtle Owners to notify Georgia Power of their intent to exercise their tender options by August 27, 2022. On June 17, 2022 and July 26, 2022, OPC and Dalton, respectively, notified Georgia Power of their purported exercises of their tender options. On June 18, 2022, OPC and MEAG Power each filed a separate lawsuit against Georgia Power in the Superior Court of Fulton County, Georgia seeking a declaratory judgment that the starting dollar amount is $17.1 billion and that the cost-sharing and tender provisions have been triggered. The lawsuits also assert other claims, including breach of contract allegations, and seek, among other remedies, damages and injunctive relief requiring Georgia Power to track and allocate construction costs consistent with MEAG Power's and OPC's interpretations of the Global Amendments. On July 25, 2022, Georgia Power filed its answer in the lawsuit filed by MEAG Power and included counterclaims seeking a declaratory judgment that the starting dollar amount is $18.38 billion and that costs related to force majeure events are excluded prior to calculating the cost-sharing and tender provisions and when calculating Georgia Power's related financial obligations.
Georgia Power's ownership interest in Plant Vogtle Units 3 and 4 continues to be 45.7%; however, it could increase if one or more of the other Vogtle Owners effectively exercise the option to tender a portion of their ownership interest to Georgia Power and require Georgia Power to pay 100% of the remaining share of the costs necessary to complete Plant Vogtle Units 3 and 4. Georgia Power's incremental ownership interest would be calculated and conveyed to Georgia Power after Plant Vogtle Units 3 and 4 are placed in service.
The ultimate outcome of these matters cannot be determined at this time.
Regulatory Matters
In 2009, the Georgia PSC voted to certify construction of Plant Vogtle Units 3 and 4 with a certified capital cost of $4.418 billion. In addition, in 2009 the Georgia PSC approved inclusion of the Plant Vogtle Units 3 and 4 related CWIP accounts in rate base, and the State of Georgia enacted the Georgia Nuclear Energy Financing Act, which allows Georgia Power to recover financing costs for Plant Vogtle Units 3 and 4. Financing costs are recovered on all applicable certified costs through annual adjustments to the NCCR tariff up to the certified capital cost of $4.418 billion. At June 30, 2022, Georgia Power had recovered approximately $2.8 billion of financing costs. Financing costs related to capital costs above $4.418 billion are being recognized through AFUDC and are expected to be recovered through retail rates over the life of Plant Vogtle Units 3 and 4; however, Georgia Power is not recording AFUDC related to any capital costs in excess of the total deemed reasonable by the Georgia PSC (currently $7.3 billion) and not requested for rate recovery. In November 2021, the Georgia PSC approved Georgia Power's request to decrease the NCCR tariff by $78 million annually, effective January 1, 2022.
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
In 2016, the Georgia PSC voted to approve a settlement agreement (Vogtle Cost Settlement Agreement) resolving certain prudency matters in connection with the fifteenth VCM report. In December 2017, the Georgia PSC voted to approve (and issued its related order on January 11, 2018) Georgia Power's seventeenth VCM report and modified the Vogtle Cost Settlement Agreement. The Vogtle Cost Settlement Agreement, as modified by the January 11, 2018 order, resolved the following regulatory matters related to Plant Vogtle Units 3 and 4: (i) none of the $3.3 billion of costs incurred through December 31, 2015 and reflected in the fourteenth VCM report should be disallowed from rate base on the basis of imprudence; (ii) the Contractor Settlement Agreement was reasonable and

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
prudent and none of the $0.3 billion paid pursuant to the Contractor Settlement Agreement should be disallowed from rate base on the basis of imprudence; (iii) (a) capital costs incurred up to $5.68 billion would be presumed to be reasonable and prudent with the burden of proof on any party challenging such costs, (b) Georgia Power would have the burden to show that any capital costs above $5.68 billion were prudent, and (c) a revised capital cost forecast of $7.3 billion (after reflecting the impact of payments received under the Guarantee Settlement Agreement and related customer refunds) was found reasonable; (iv) construction of Plant Vogtle Units 3 and 4 should be completed, with Southern Nuclear serving as project manager and Bechtel as primary contractor; (v) approved and deemed reasonable Georgia Power's revised schedule placing Plant Vogtle Units 3 and 4 in service in November 2021 and November 2022, respectively; (vi) confirmed that the revised cost forecast does not represent a cost cap and that a prudence proceeding on cost recovery will occur following Unit 4 fuel load, consistent with applicable Georgia law; (vii) reduced the ROE used to calculate the NCCR tariff (a) from 10.95% (the ROE rate setting point authorized by the Georgia PSC in the 2013 alternate rate plan) to 10.00% effective January 1, 2016, (b) from 10.00% to 8.30%, effective January 1, 2020, and (c) from 8.30% to 5.30%, effective January 1, 2021 (provided that the ROE in no case will be less than Georgia Power's average cost of long-term debt); (viii) reduced the ROE used for AFUDC equity for Plant Vogtle Units 3 and 4 from 10.00% to Georgia Power's average cost of long-term debt, effective January 1, 2018; and (ix) agreed that effective the first month after Unit 3 reaches commercial operation, retail base rates would be adjusted to include the costs related to Unit 3 and common facilities deemed prudent in the Vogtle Cost Settlement Agreement (see Note 2 to the financial statements under "Georgia Power – Plant Vogtle Unit 3 and Common Facilities Rate Proceeding" in Item 8 of the Form 10-K for additional information). The January 11, 2018 order also stated that if Plant Vogtle Units 3 and 4 are not commercially operational by June 1, 2021 and June 1, 2022, respectively, the ROE used to calculate the NCCR tariff will be further reduced by 10 basis points each month (but not lower than Georgia Power's average cost of long-term debt) until the respective Unit is commercially operational. The ROE reductions negatively impacted earnings by approximately $270 million in 2021 and are estimated to have negative earnings impacts of approximately $300 million and $250 million in 2022 and 2023, respectively. In its January 11, 2018 order, the Georgia PSC also stated if other conditions change and assumptions upon which Georgia Power's seventeenth VCM report are based do not materialize, the Georgia PSC reserved the right to reconsider the decision to continue construction.
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
The Georgia PSC has approved 25 VCM reports covering periods through June 30, 2021. These reports reflect total construction capital costs incurred of $7.9 billion (net of $1.7 billion of payments received under the Guarantee Settlement Agreement and approximately $188 million in related customer refunds), of which the Georgia PSC has verified and approved $7.3 billion as described above. The Georgia PSC has reviewed the twenty-sixth VCM report, which reflects $584 million of additional construction capital costs incurred through December 31, 2021. Georgia Power expects to file its twenty-seventh VCM report with the Georgia PSC by August 31, 2022, which will reflect the revised capital cost forecast discussed above and $522 million of construction capital costs incurred from January 1, 2022 through June 30, 2022.
The ultimate outcome of these matters cannot be determined at this time.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Mississippi Power
Performance Evaluation Plan
On June 7, 2022, the Mississippi PSC approved Mississippi Power's annual retail PEP filing for 2022, resulting in an annual increase in revenues of approximately $18 million, or 1.9%, primarily due to increases in rate base, operations and maintenance expenses, and depreciation and amortization. The rate increase became effective with the first billing cycle of April 2022 in accordance with the PEP rate schedule.
Ad Valorem Tax Adjustment
On June 7, 2022, the Mississippi PSC approved Mississippi Power's annual ad valorem tax adjustment filing for 2022, resulting in an annual increase in revenues of $5 million, effective with the first billing cycle of July 2022.
Municipal and Rural Associations Tariff
On May 26, 2022, Mississippi Power and Cooperative Energy executed an amended shared service agreement (SSA) under which Cooperative Energy will continue to decrease its use of Mississippi Power's generation services under the MRA tariff up to 2.5% annually through 2035. At June 30, 2022, Mississippi Power is serving approximately 400 MWs of Cooperative Energy's annual demand. Beginning in 2036, Cooperative Energy will provide 100% of its electricity requirements at the MRA delivery points under the tariff. Neither party has the option to cancel the amended SSA. On June 30, 2022, Mississippi Power filed a request with the FERC for approval of the amended SSA.
On July 15, 2022, Mississippi Power filed a request with the FERC for a $23 million increase in annual wholesale base revenues under the MRA tariff and requested an effective date of July 15, 2022.
The ultimate outcome of these matters cannot be determined at this time.
Southern Company Gas
Infrastructure Replacement Programs and Capital Projects
Capital expenditures incurred under specific infrastructure replacement programs and capital projects during the first six months of 2022 were as follows:

Utility	Program	Six Months Ended June 30, 2022
		(in millions)
Nicor Gas	Investing in Illinois	$177
Virginia Natural Gas	Steps to Advance Virginia's Energy	33
Atlanta Gas Light	System Reinforcement Rider	28
Chattanooga Gas	Pipeline Replacement Program	2
Total		$240
Rate Proceedings
Atlanta Gas Light
On July 1, 2022, Atlanta Gas Light filed its annual GRAM update with the Georgia PSC. The filing requests an annual base rate increase of $53 million based on the projected 12-month period beginning January 1, 2023. Resolution of the GRAM filing is expected by December 28, 2022, with the new rates effective January 1, 2023. The ultimate outcome of this matter cannot be determined at this time.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Virginia Natural Gas
On May 31, 2022, Virginia Natural Gas filed a notice of intent with the Virginia State Corporation Commission to file a base rate case later in the third quarter 2022. The ultimate outcome of this matter cannot be determined at this time.
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
Southern Company
In February 2017, Jean Vineyard and Judy Mesirov each filed a shareholder derivative lawsuit in the U.S. District Court for the Northern District of Georgia. Each of these lawsuits named as defendants Southern Company, certain of its directors, certain of its current and former officers, and certain former Mississippi Power officers. In 2017, these two shareholder derivative lawsuits were consolidated in the U.S. District Court for the Northern District of Georgia. The complaints alleged that the defendants caused Southern Company to make false or misleading statements regarding the Kemper County energy facility cost and schedule. Further, the complaints alleged that the defendants were unjustly enriched and caused the waste of corporate assets and also alleged that the individual defendants violated their fiduciary duties.
In May 2017, Helen E. Piper Survivor's Trust filed a shareholder derivative lawsuit in the Superior Court of Gwinnett County, Georgia that named as defendants Southern Company, certain of its directors, certain of its current and former officers, and certain former Mississippi Power officers. The complaint alleged that the individual defendants, among other things, breached their fiduciary duties in connection with schedule delays and cost overruns associated with the construction of the Kemper County energy facility. The complaint further alleged that the individual defendants authorized or failed to correct false and misleading statements regarding the Kemper County energy facility schedule and cost and failed to implement necessary internal controls to prevent harm to Southern Company. In August 2019, the court granted a motion filed by the plaintiff in July 2019 to substitute a new named plaintiff, Martin J. Kobuck, in place of Helen E. Piper Survivor's Trust.
The plaintiffs in each of these cases sought to recover, on behalf of Southern Company, unspecified actual damages and, on each plaintiff's own behalf, attorneys' fees and costs in bringing the lawsuit. The plaintiffs also sought certain changes to Southern Company's corporate governance and internal processes. On January 21, 2022, the plaintiffs in the federal court action filed a motion for preliminary approval of settlement, together with an executed stipulation of settlement, which applied to both actions. On June 9, 2022, the U.S. District Court for the Northern District of Georgia granted final approval of the settlement and, on June 16, 2022, the Superior Court of Gwinnett County, Georgia entered an order awarding attorneys' fees and expenses related to the Martin J. Kobuck lawsuit. The settlement consists of an aggregate payment by Southern Company's insurers of approximately $4.5 million for attorneys' fees and expenses, as well as adoption of various corporate governance reforms by Southern Company. These matters are now concluded.

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
In July 2020, a group of individual plaintiffs filed a complaint in the Superior Court of Fulton County, Georgia against Georgia Power alleging that releases from Plant Scherer have impacted groundwater, surface water, and air, resulting in alleged personal injuries and property damage. The plaintiffs seek an unspecified amount of monetary damages including punitive damages, a medical monitoring fund, and injunctive relief. Georgia Power has filed multiple motions to dismiss the complaint. In October 2021, three additional complaints were filed in the Superior Court of Monroe County, Georgia against Georgia Power alleging that releases from Plant Scherer have impacted groundwater and air, resulting in alleged personal injuries and property damage. The plaintiffs seek an unspecified amount of monetary damages including punitive damages. In November 2021, Georgia Power filed a notice to remove the three cases pending in the Superior Court of Monroe County, Georgia to the U.S. District Court for the Middle District of Georgia. On February 7, 2022, four additional complaints were filed in the Superior Court of Monroe County, Georgia against Georgia Power seeking damages for alleged personal injuries or property damage. On March 9, 2022, Georgia Power filed a notice to remove the four cases pending in the Superior Court of Monroe County, Georgia to the U.S. District Court for the Middle District of Georgia. The amount of any possible losses from these matters cannot be estimated at this time.
Mississippi Power
In 2018, Ray C. Turnage and 10 other individual plaintiffs filed a putative class action complaint against Mississippi Power and the three then-serving members of the Mississippi PSC in the U.S. District Court for the Southern District of Mississippi, which was amended in March 2019 to include four additional plaintiffs. Mississippi Power received Mississippi PSC approval in 2013 to charge a mirror CWIP rate premised upon including in its rate base pre-construction and construction costs for the Kemper IGCC prior to placing the Kemper IGCC into service. The Mississippi Supreme Court reversed that approval and ordered Mississippi Power to refund the amounts paid by customers under the previously-approved mirror CWIP rate. The plaintiffs allege that the initial approval process, and the amount approved, were improper and make claims for gross negligence, reckless conduct, and intentional wrongdoing. They also allege that Mississippi Power underpaid customers by up to $23.5 million in the refund process by applying an incorrect interest rate. The plaintiffs seek to recover, on behalf of themselves and their putative class, actual damages, punitive damages, pre-judgment interest, post-judgment interest, attorney's fees, and costs. The district court dismissed the amended complaint; however, in March 2020, the plaintiffs filed a motion seeking to name the new members of the Mississippi PSC, the Mississippi Development Authority, and Southern Company as additional defendants and add a cause of action against all defendants based on a dormant commerce clause theory under the U.S. Constitution. In July 2020, the plaintiffs filed a motion for leave to file a third amended complaint, which included the same federal claims as the proposed second amended complaint, as well as several additional state law claims based on the allegation that Mississippi Power failed to disclose the annual percentage rate of interest applicable to refunds. In November 2020, the district court denied each of the plaintiffs' pending motions and entered final judgment in favor of Mississippi Power. In January 2021, the district court denied further motions by the plaintiffs to vacate the judgment and to file a revised second amended complaint. In February 2021, the plaintiffs filed a notice of appeal with the U.S. Court of Appeals for the Fifth Circuit. On March 21, 2022, the

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
U.S. Court of Appeals for the Fifth Circuit issued an opinion affirming the dismissal of the claims against the Mississippi PSC defendants but reversing the dismissal of the claims against Mississippi Power. The appellate court remanded the case to the U.S. District Court for the Southern District of Mississippi for further proceedings. On May 31, 2022, the U.S. Court of Appeals for the Fifth Circuit denied a petition by Mississippi Power for a rehearing en banc and the case was remanded back to the trial court for further proceedings. On June 17, 2022, Mississippi Power filed with the trial court a motion to dismiss the complaint. An adverse outcome in this proceeding could have a material impact on Mississippi Power's financial statements.
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
Georgia Power's environmental remediation liability was $16 million and $17 million at June 30, 2022 and December 31, 2021, respectively. Georgia Power has been designated or identified as a potentially responsible party at sites governed by the Georgia Hazardous Site Response Act and/or by the federal Comprehensive Environmental Response, Compensation, and Liability Act, and assessment and potential cleanup of such sites is expected.
Southern Company Gas' environmental remediation liability was $241 million and $249 million at June 30, 2022 and December 31, 2021, respectively, based on the estimated cost of environmental investigation and remediation associated with known former manufactured gas plant operating sites.
The ultimate outcome of these matters cannot be determined at this time; however, as a result of the regulatory treatment for environmental remediation expenses described above, the final disposition of these matters is not expected to have a material impact on the financial statements of the applicable Registrants.
Other Matters
Mississippi Power
In conjunction with Southern Company's 2019 sale of Gulf Power, NextEra Energy, Inc. held back $75 million of the purchase price pending Mississippi Power and Gulf Power negotiating a mutually acceptable revised operating agreement for Plant Daniel. On July 12, 2022, the co-owners executed a revised operating agreement and Southern Company subsequently received the remaining $75 million of the purchase price. The revised operating agreement contains dispatch procedures for the two jointly-owned coal units at Plant Daniel such that Mississippi Power will designate one of the two units as primary and the other as secondary in lieu of each company separately owning 100% of a single generating unit. Mississippi Power has the option to purchase its co-owner's ownership interest for $1 on January 15, 2024, provided that Mississippi Power exercises the option no later than 120 days prior to that date. The revised operating agreement is not expected to have a material impact on Mississippi Power's financial statements. See Note 15 to the financial statements under "Southern Company" in Item 8 of the Form 10-K for additional information regarding the sale of Gulf Power.

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
The following table disaggregates revenue from contracts with customers for the three and six months ended June 30, 2022 and 2021:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Three Months Ended June 30, 2022
Operating revenues
Retail electric revenues
Residential	$1,655	$617	$962	$76	$—	$—
Commercial	1,387	410	900	77	—	—
Industrial	1,005	368	553	84	—	—
Other	25	3	20	2	—	—
Total retail electric revenues	4,072	1,398	2,435	239	—	—
Natural gas distribution revenues
Residential	474	—	—	—	—	474
Commercial	130	—	—	—	—	130
Transportation	276	—	—	—	—	276
Industrial	16	—	—	—	—	16
Other	67	—	—	—	—	67
Total natural gas distribution revenues	963	—	—	—	—	963
Wholesale electric revenues
PPA energy revenues	585	108	40	5	441	—
PPA capacity revenues	136	40	12	—	85	—
Non-PPA revenues	62	35	6	169	196	—
Total wholesale electric revenues	783	183	58	174	722	—
Other natural gas revenues
Gas marketing services	90	—	—	—	—	90
Other natural gas revenues	10	—	—	—	—	10
Total natural gas revenues	100	—	—	—	—	100
Other revenues	308	63	121	9	9	—
Total revenue from contracts with customers	6,226	1,644	2,614	422	731	1,063
Other revenue sources(a)	980	287	507	12	168	20
Total operating revenues	$7,206	$1,931	$3,121	$434	$899	$1,083

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Six Months Ended June 30, 2022
Operating revenues
Retail electric revenues
Residential	$3,179	$1,250	$1,783	$146	$—	$—
Commercial	2,567	786	1,638	143	—	—
Industrial	1,732	691	887	154	—	—
Other	51	7	40	4	—	—
Total retail electric revenues	7,529	2,734	4,348	447	—	—
Natural gas distribution revenues
Residential	1,490	—	—	—	—	1,490
Commercial	400	—	—	—	—	400
Transportation	613	—	—	—	—	613
Industrial	48	—	—	—	—	48
Other	195	—	—	—	—	195
Total natural gas distribution revenues	2,746	—	—	—	—	2,746
Wholesale electric revenues
PPA energy revenues	930	168	72	8	694	—
PPA capacity revenues	268	78	23	3	166	—
Non-PPA revenues	124	99	15	271	269	—
Total wholesale electric revenues	1,322	345	110	282	1,129	—
Other natural gas revenues
Gas marketing services	333	—	—	—	—	333
Other natural gas revenues	26	—	—	—	—	26
Total natural gas revenues	359	—	—	—	—	359
Other revenues	530	109	216	17	17	—
Total revenue from contracts with customers	12,486	3,188	4,674	746	1,146	3,105
Other revenue sources(a)	1,368	392	654	23	292	35
Total operating revenues	$13,854	$3,580	$5,328	$769	$1,438	$3,140

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Contract Balances
The following table reflects the closing balances of receivables, contract assets, and contract liabilities related to revenues from contracts with customers at June 30, 2022 and December 31, 2021:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Accounts Receivable
At June 30, 2022	$3,021	$773	$1,217	$95	$278	$504
At December 31, 2021	2,504	589	736	73	149	753
Contract Assets
At June 30, 2022	$102	$—	$38	$—	$—	$—
At December 31, 2021	117	2	63	—	1	—
Contract Liabilities
At June 30, 2022	$70	$3	$25	$4	$1	$—
At December 31, 2021	57	4	14	—	1	—
At June 30, 2022 and December 31, 2021, Georgia Power had contract assets primarily related to retail customer fixed bill programs, where the payment is contingent upon Georgia Power's continued performance and the customer's continued participation in the program over a one-year contract term, and unregulated service agreements, where payment is contingent on project completion. Contract liabilities for Georgia Power relate to cash collections recognized in advance of revenue for unregulated service agreements. Southern Company's unregulated distributed generation business had $63 million and $50 million of contract assets and $38 million and $39 million of contract liabilities at June 30, 2022 and December 31, 2021, respectively, for outstanding performance obligations.
Revenues recognized in the three and six months ended June 30, 2022, which were included in contract liabilities at December 31, 2021, were $10 million and $19 million, respectively, for Southern Company and immaterial for the other Registrants.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Remaining Performance Obligations
The Subsidiary Registrants have long-term contracts with customers in which revenues are recognized as performance obligations are satisfied over the contract term. For the traditional electric operating companies and Southern Power, these contracts primarily relate to PPAs whereby electricity and generation capacity are provided to a customer. The revenue recognized for the delivery of electricity is variable; however, certain PPAs include a fixed payment for fixed generation capacity over the term of the contract. For Southern Company Gas, these contracts involve energy infrastructure enhancement and upgrade projects for certain governmental customers. Southern Company's unregulated distributed generation business also has partially satisfied performance obligations related to certain fixed price contracts. Revenues from contracts with customers related to these performance obligations remaining at June 30, 2022 are expected to be recognized as follows:

	2022 (remaining)	2023	2024	2025	2026	Thereafter
	(in millions)
Southern Company	$347	$617	$414	$322	$307	$2,340
Alabama Power	15	24	7	5	—	—
Georgia Power	39	63	30	22	11	21
Southern Power	184	347	344	294	299	2,334
Southern Company Gas	16	29	29	—	—	—
Revenue expected to be recognized for performance obligations remaining at June 30, 2022 was immaterial for Mississippi Power.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Lease Income
Lease income for the three and six months ended June 30, 2022 and 2021 is as follows:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
For the Three Months Ended June 30, 2022
Lease income - interest income on sales-type leases	$7	$—	$—	$4	$3	$—
Lease income - operating leases	52	19	8	—	21	9
Variable lease income	129	—	—	—	138	—
Total lease income	$188	$19	$8	$4	$162	$9

For the Six Months Ended June 30, 2022
Lease income - interest income on sales-type leases	$13	$—	$—	$8	$5	$—
Lease income - operating leases	105	39	16	1	42	18
Variable lease income	211	—	—	—	227	—
Total lease income	$329	$39	$16	$9	$274	$18

For the Three Months Ended June 30, 2021
Lease income - interest income on sales-type leases	$4	$—	$—	$4	$—	$—
Lease income - operating leases	56	21	10	—	21	9
Variable lease income	128	(1)	—	—	138	—
Total lease income	$188	$20	$10	$4	$159	$9

For the Six Months Ended June 30, 2021
Lease income - interest income on sales-type leases	$7	$—	$—	$7	$—	$—
Lease income - operating leases	112	41	21	1	42	17
Variable lease income	212	—	—	—	228	—
Total lease income	$331	$41	$21	$8	$270	$17
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
SP Solar and SP Wind
At June 30, 2022 and December 31, 2021, SP Solar had total assets of $6.0 billion and $6.1 billion, respectively, total liabilities of $386 million and $408 million, respectively, and noncontrolling interests of $1.1 billion. Cash distributions from SP Solar are allocated 67% to Southern Power and 33% to Global Atlantic in accordance with

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
their partnership interest percentage. Under the terms of the limited partnership agreement, distributions without limited partner consent are limited to available cash and SP Solar is obligated to distribute all such available cash to its partners each quarter. Available cash includes all cash generated in the quarter subject to the maintenance of appropriate operating reserves.
At June 30, 2022 and December 31, 2021, SP Wind had total assets of $2.3 billion, total liabilities of $212 million and $130 million, respectively, and noncontrolling interests of $40 million and $41 million, respectively. Under the terms of the limited liability agreement, distributions without Class A member consent are limited to available cash and SP Wind is obligated to distribute all such available cash to its members each quarter. Available cash includes all cash generated in the quarter subject to the maintenance of appropriate operating reserves. Cash distributions from SP Wind are generally allocated 60% to Southern Power and 40% to the three financial investors in accordance with the limited liability agreement.
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
At June 30, 2022 and December 31, 2021, the other VIEs had total assets of $1.8 billion and $1.9 billion, respectively, total liabilities of $253 million and $263 million, respectively, and noncontrolling interests of $858 million and $886 million, respectively. Under the terms of the partnership agreements, distributions of all available cash are required each month or quarter and additional distributions require partner consent.
Equity Method Investments
At June 30, 2022 and December 31, 2021, Southern Power had equity method investments in wind and battery energy storage projects totaling $49 million and $86 million, respectively. Earnings (loss) from these investments were immaterial for both periods presented. During the six months ended June 30, 2022, Southern Power sold equity method investments in wind projects and received proceeds totaling $38 million. The gains associated with the sales were immaterial.
Southern Company Gas
Equity Method Investments
The carrying amounts of Southern Company Gas' equity method investments at June 30, 2022 and December 31, 2021 and related earnings (loss) from those investments for the three and six months ended June 30, 2022 and 2021 were as follows:

Investment Balance	June 30, 2022	December 31, 2021
	(in millions)
SNG	$1,099	$1,129
Other(*)	35	44
Total	$1,134	$1,173
(*)Balance at June 30, 2022 reflects a $9 million distribution from PennEast Pipeline.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
Earnings (Loss) from Equity Method Investments	2022	2021	2022	2021
	(in millions)
SNG	$31	$28	$70	$66
PennEast Pipeline(*)	—	(81)	—	(79)
Other	—	1	1	2
Total	$31	$(52)	$71	$(11)
(*)Includes a pre-tax impairment charge of $82 million ($58 million after tax) for the three and six months ended June 30, 2021. See Note 7 to the financial statements under "Southern Company Gas" in Item 8 of the Form 10-K for additional information.
(F) FINANCING AND LEASES
Bank Credit Arrangements
See Note 8 to the financial statements under "Bank Credit Arrangements" in Item 8 of the Form 10-K for additional information.
At June 30, 2022, committed credit arrangements with banks were as follows:

	Expires
Company	2023	2024	2025	2026	Total	Unused	Expires within One Year
	(in millions)
Southern Company parent	$—	$—	$—	$2,000	$2,000	$1,998	$—
Alabama Power	—	550	—	700	1,250	1,250	—
Georgia Power	—	—	—	1,750	1,750	1,726	—
Mississippi Power	—	150	125	—	275	275	—
Southern Power(a)	—	—	—	600	600	568	—
Southern Company Gas(b)	250	—	—	1,500	1,750	1,748	250
SEGCO	30	—	—	—	30	30	30
Southern Company	$280	$700	$125	$6,550	$7,655	$7,595	$280
(a)Does not include Southern Power Company's two $75 million continuing letter of credit facilities for standby letters of credit, expiring in 2023 and 2025, respectively, of which $11 million and $5 million, respectively, was unused at June 30, 2022. Southern Power's subsidiaries are not parties to its bank credit arrangements or letter of credit facilities.
(b)Southern Company Gas, as the parent entity, guarantees the obligations of Southern Company Gas Capital, which is the borrower of $800 million of the credit arrangement expiring in 2026. Southern Company Gas' committed credit arrangement expiring in 2026 also includes $700 million for which Nicor Gas is the borrower and which is restricted for working capital needs of Nicor Gas. Pursuant to the multi-year credit arrangement expiring in 2026, the allocations between Southern Company Gas Capital and Nicor Gas may be adjusted. Nicor Gas is also the borrower of a new $250 million credit arrangement expiring in 2023.
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
These bank credit arrangements, as well as the term loan arrangements of the Registrants, Nicor Gas, and SEGCO, contain covenants that limit debt levels and contain cross-acceleration or, in the case of Southern Power, cross-default provisions to other indebtedness (including guarantee obligations) that are restricted only to the indebtedness

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
of the individual company. Such cross-default provisions to other indebtedness would trigger an event of default if Southern Power defaulted on indebtedness or guarantee obligations over a specified threshold. Such cross-acceleration provisions to other indebtedness would trigger an event of default if the applicable borrower defaulted on indebtedness, the payment of which was then accelerated. At June 30, 2022, the Registrants, Nicor Gas, and SEGCO were in compliance with all such covenants. None of the bank credit arrangements contain material adverse change clauses at the time of borrowings.
A portion of the unused credit with banks is allocated to provide liquidity support to the revenue bonds of the traditional electric operating companies and the commercial paper programs of the Registrants, Nicor Gas, and SEGCO. The amount of variable rate revenue bonds of the traditional electric operating companies outstanding requiring liquidity support at June 30, 2022 was approximately $1.5 billion (comprised of approximately $789 million at Alabama Power, $672 million at Georgia Power, and $34 million at Mississippi Power). In addition, at June 30, 2022, Georgia Power had approximately $445 million of fixed rate revenue bonds outstanding that are required to be remarketed within the next 12 months.
Equity Units
In May 2022, Southern Company remarketed $862.5 million aggregate principal amount of its Series 2019A Remarketable Junior Subordinated Notes due August 1, 2024 (2019A RSNs) and $862.5 million aggregate principal amount of its Series 2019B Remarketable Junior Subordinated Notes due August 1, 2027 (2019B RSNs), pursuant to the terms of its 2019 Series A Equity Units (Equity Units). In connection with the remarketing, the interest rates on the 2019A RSNs and the 2019B RSNs were reset to 4.475% and 5.113%, respectively, payable on a semi-annual basis, and Southern Company ceased to have the ability to redeem these securities prior to maturity or to defer interest payments. Southern Company did not receive any proceeds from the remarketing, which were used to purchase a portfolio of treasury securities maturing on July 28, 2022. On August 1, 2022, the proceeds from this maturing portfolio will be used to settle the purchase contracts entered into as a part of the Equity Units and Southern Company expects to issue approximately 25.2 million shares of common stock. At June 30, 2022 and December 31, 2021, the 2019A RSNs and the 2019B RSNs are included in long-term debt on Southern Company's consolidated balance sheets.
Earnings per Share
For Southern Company, the only differences in computing basic and diluted earnings per share are attributable to awards outstanding under stock-based compensation plans and the Equity Units issued in 2019. Earnings per share dilution resulting from stock-based compensation plans and the Equity Units issuance is determined using the treasury stock method. See Note 8 to the financial statements under "Equity Units" in Item 8 of the Form 10-K and "Equity Units" herein for information on the equity units and Note 12 to the financial statements in Item 8 of the Form 10-K for information on stock-based compensation plans. Shares used to compute diluted earnings per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
As reported shares	1,065	1,061	1,064	1,060
Effect of stock-based compensation	5	6	5	6
Effect of equity units	2	—	1	—
Diluted shares	1,072	1,067	1,070	1,066
For all periods presented, an immaterial number of stock-based compensation awards was not included in the diluted earnings per share calculation because the awards were anti-dilutive.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Southern Company Leveraged Lease
See Note 9 to the financial statements in Item 8 of the Form 10-K for information on a leveraged lease agreement related to energy generation. On June 30, 2022, the Southern Holdings subsidiary operating the generating plant for the lessee provided notice to the lessee to terminate the related operating and maintenance agreement effective June 30, 2023. The parties to the lease agreement are currently negotiating a potential restructuring, which could result in rescission of the termination notice. The ultimate outcome of this matter cannot be determined at this time but is not expected to have a material impact on Southern Company's financial statements.
Georgia Power Lease Modification
See Note 9 to the financial statements in Item 8 of the Form 10-K for information on Georgia Power's leases. Subsequent to June 30, 2022, Georgia Power recognized a lease modification related to an existing non-affiliate PPA which converted from an operating lease to a finance lease upon its approval in the 2022 IRP. As a result, Georgia Power will remove operating lease right-of-use assets, net of amortization of $17 million and lease obligations of $18 million maturing through 2024 and will record finance lease right-of-use assets of $110 million and lease obligations of $111 million maturing through 2039.
(G) INCOME TAXES
See Note 10 to the financial statements in Item 8 of the Form 10-K for additional tax information.
Current and Deferred Income Taxes
Tax Credit and Net Operating Loss Carryforwards
Southern Company had federal ITC and PTC carryforwards (primarily related to Southern Power) totaling $0.9 billion at June 30, 2022 compared to $1.2 billion at December 31, 2021.
The federal PTC and ITC carryforwards begin expiring in 2032, but are expected to be fully utilized by 2025. The utilization of each Registrant's estimated tax credit and state net operating loss carryforwards and related valuation allowances could be impacted by numerous factors, including the acquisition of additional renewable projects, the purchase of rights to additional PTCs of Plant Vogtle Units 3 and 4 pursuant to certain joint ownership agreements, an increase in Georgia Power's ownership interest percentage in Plant Vogtle Units 3 and 4, changes in taxable income projections, and potential income tax rate changes. See Note (B) and Note 2 to the financial statements in Item 8 of the Form 10-K under "Georgia Power – Nuclear Construction" for additional information on Plant Vogtle Units 3 and 4.
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
Southern Company
Southern Company's effective tax rate was 18.7% for the six months ended June 30, 2022 compared to 10.7% for the corresponding period in 2021. The effective tax rate increase was primarily due to higher pre-tax earnings and an adjustment related to a prior year state tax credit carryforward at Georgia Power in 2022.
Georgia Power
Georgia Power's effective tax rate was 16.4% for the six months ended June 30, 2022 compared to a tax benefit rate of (6.9)% for the corresponding period in 2021. The effective tax rate increase was primarily due to higher pre-tax earnings and an adjustment related to a prior year state tax credit carryforward in 2022.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Mississippi Power
Mississippi Power's effective tax rate was 18.8% for the six months ended June 30, 2022 compared to 12.6% for the corresponding period in 2021. The effective tax rate increase was primarily due to a decrease in the flowback of excess deferred income taxes in 2022.
Southern Power
Southern Power's effective tax rate was 11.2% for the six months ended June 30, 2022 compared to a tax benefit rate of (12.8)% for the corresponding period in 2021. The effective tax rate increase was primarily due to higher pre-tax earnings in 2022 and a change in state apportionment methodology resulting from tax legislation enacted by the State of Alabama in the first quarter 2021, partially offset by higher wind PTCs in 2022.
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
On each Registrant's condensed statements of income, the service cost component of net periodic benefit costs is included in other operations and maintenance expenses and all other components of net periodic benefit costs are included in other income (expense), net. Components of the net periodic benefit costs for the three and six months ended June 30, 2022 and 2021 are presented in the following tables.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Three Months Ended June 30, 2022
Pension Plans
Service cost	$103	$24	$26	$4	$3	$8
Interest cost	102	24	30	4	1	7
Expected return on plan assets	(317)	(75)	(100)	(14)	(4)	(24)
Amortization:
Prior service costs	—	—	1	—	—	—
Regulatory asset	—	—	—	—	—	4
Net loss	60	15	19	4	—	1
Net periodic pension cost (income)	$(52)	$(12)	$(24)	$(2)	$—	$(4)

Postretirement Benefits
Service cost	$5	$2	$1	$—	$—	$—
Interest cost	11	2	3	1	—	1
Expected return on plan assets	(20)	(8)	(6)	(1)	—	(1)
Amortization:
Regulatory asset	—	—	—	—	—	1
Net loss	—	—	1	—	—	—
Net periodic postretirement benefit cost (income)	$(4)	$(4)	$(1)	$—	$—	$1

Six Months Ended June 30, 2022
Pension Plans
Service cost	$206	$49	$52	$8	$5	$17
Interest cost	204	48	61	9	3	14
Expected return on plan assets	(633)	(152)	(199)	(29)	(8)	(46)
Amortization:
Prior service costs	—	—	1	—	—	(1)
Regulatory asset	—	—	—	—	—	8
Net loss	120	31	37	7	1	3
Net periodic pension cost (income)	$(103)	$(24)	$(48)	$(5)	$1	$(5)

Postretirement Benefits
Service cost	$11	$3	$3	$—	$—	$1
Interest cost	21	5	7	1	—	2
Expected return on plan assets	(40)	(16)	(13)	(1)	—	(3)
Amortization:
Regulatory asset	—	—	—	—	—	3
Net (gain)/loss	—	—	1	—	—	(1)
Net periodic postretirement benefit cost (income)	$(8)	$(8)	$(2)	$—	$—	$2

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Three Months Ended June 30, 2021
Pension Plans
Service cost	$108	$25	$28	$5	$3	$9
Interest cost	86	21	26	4	1	6
Expected return on plan assets	(297)	(71)	(94)	(13)	(4)	(22)
Amortization:
Prior service costs	—	—	1	—	—	—
Regulatory asset	—	—	—	—	—	4
Net loss	79	20	25	3	1	3
Net periodic pension cost (income)	$(24)	$(5)	$(14)	$(1)	$1	$—

Postretirement Benefits
Service cost	$6	$2	$1	$—	$—	$1
Interest cost	9	2	3	1	—	1
Expected return on plan assets	(19)	(7)	(6)	(1)	—	(2)
Amortization:
Prior service costs	(1)	—	—	—	—	—
Regulatory asset	—	—	—	—	—	1
Net loss	1	—	—	—	—	—
Net periodic postretirement benefit cost (income)	$(4)	$(3)	$(2)	$—	$—	$1

Six Months Ended June 30, 2021
Pension Plans
Service cost	$217	$51	$56	$9	$5	$18
Interest cost	173	41	52	8	2	12
Expected return on plan assets	(595)	(143)	(188)	(27)	(7)	(43)
Amortization:
Prior service costs	—	—	1	—	—	(1)
Regulatory asset	—	—	—	—	—	8
Net loss	157	41	50	7	2	6
Net periodic pension cost (income)	$(48)	$(10)	$(29)	$(3)	$2	$—

Postretirement Benefits
Service cost	$12	$3	$3	$—	$—	$1
Interest cost	17	4	6	1	—	2
Expected return on plan assets	(38)	(14)	(13)	(1)	—	(4)
Amortization:
Prior service costs	(1)	—	—	—	—	—
Regulatory asset	—	—	—	—	—	3
Net (gain)/loss	2	—	1	—	—	(1)
Net periodic postretirement benefit cost (income)	$(8)	$(7)	$(3)	$—	$—	$1

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
(I) FAIR VALUE MEASUREMENTS
At June 30, 2022, assets and liabilities measured at fair value on a recurring basis during the period, together with their associated level of the fair value hierarchy, were as follows:

	Fair Value Measurements Using:
At June 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value as a Practical Expedient (NAV)	Total
	(in millions)
Southern Company
Assets:
Energy-related derivatives(a)	$43	$408	$—	$—	$451
Investments in trusts:(b)(c)
Domestic equity	643	168	—	—	811
Foreign equity	122	144	—	—	266
U.S. Treasury and government agency securities	—	273	—	—	273
Municipal bonds	—	56	—	—	56
Pooled funds – fixed income	—	9	—	—	9
Corporate bonds	1	445	—	—	446
Mortgage and asset backed securities	—	89	—	—	89
Private equity	—	—	—	164	164
Cash and cash equivalents	3	—	—	—	3
Other	36	17	—	—	53
Cash equivalents	1,058	10	—	—	1,068
Other investments	9	27	—	—	36
Total	$1,915	$1,646	$—	$164	$3,725
Liabilities:
Energy-related derivatives(a)	$16	$88	$—	$—	$104
Interest rate derivatives	—	214	—	—	214
Foreign currency derivatives	—	228	—	—	228
Contingent consideration	—	—	14	—	14
Other	—	13	—	—	13
Total	$16	$543	$14	$—	$573

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Fair Value Measurements Using:
At June 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value as a Practical Expedient (NAV)	Total
	(in millions)
Alabama Power
Assets:
Energy-related derivatives	$—	$131	$—	$—	$131
Nuclear decommissioning trusts:(b)
Domestic equity	391	159	—	—	550
Foreign equity	122	—	—	—	122
U.S. Treasury and government agency securities	—	17	—	—	17
Municipal bonds	—	2	—	—	2
Corporate bonds	1	227	—	—	228
Mortgage and asset backed securities	—	20	—	—	20
Private equity	—	—	—	164	164
Other	20	—	—	—	20
Cash equivalents	677	10	—	—	687
Other investments	—	27	—	—	27
Total	$1,211	$593	$—	$164	$1,968
Liabilities:
Energy-related derivatives	$—	$23	$—	$—	$23

Georgia Power
Assets:
Energy-related derivatives	$—	$137	$—	$—	$137
Nuclear decommissioning trusts:(b)(c)
Domestic equity	252	1	—	—	253
Foreign equity	—	142	—	—	142
U.S. Treasury and government agency securities	—	256	—	—	256
Municipal bonds	—	54	—	—	54
Corporate bonds	—	218	—	—	218
Mortgage and asset backed securities	—	69	—	—	69
Other	16	17	—	—	33
Cash equivalents	98	—	—	—	98
Total	$366	$894	$—	$—	$1,260
Liabilities:
Energy-related derivatives	$—	$29	$—	$—	$29

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Fair Value Measurements Using:
At June 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value as a Practical Expedient (NAV)	Total
	(in millions)
Mississippi Power
Assets:
Energy-related derivatives	$—	$121	$—	$—	$121
Liabilities:
Energy-related derivatives	$—	$14	$—	$—	$14

Southern Power
Assets:
Energy-related derivatives	$—	$6	$—	$—	$6
Liabilities:
Energy-related derivatives	$—	$1	$—	$—	$1
Foreign currency derivatives	—	45	—	—	45
Contingent consideration	—	—	14	—	14
Other	—	13	—	—	13
Total	$—	$59	$14	$—	$73

Southern Company Gas
Assets:
Energy-related derivatives(a)	$43	$13	$—	$—	$56
Non-qualified deferred compensation trusts:
Domestic equity	—	8	—	—	8
Foreign equity	—	2	—	—	2
Pooled funds – fixed income	—	9	—	—	9
Cash equivalents	3	—	—	—	3
Cash equivalents and restricted cash	192	—	—	—	192
Total	$238	$32	$—	$—	$270
Liabilities:
Energy-related derivatives(a)	$16	$20	$—	$—	$36
Interest rate derivatives	—	62	—	—	62
Total	$16	$82	$—	$—	$98
(a)Excludes cash collateral of $13 million.
(b)Excludes receivables related to investment income, pending investment sales, payables related to pending investment purchases, and currencies. See Note 6 to the financial statements in Item 8 of the Form 10-K for additional information.
(c)Includes investment securities pledged to creditors and collateral received and excludes payables related to the securities lending program. At June 30, 2022, approximately $65 million of the fair market value of Georgia Power's nuclear decommissioning trust funds' securities were on loan to creditors under the funds' managers' securities lending program. See Note 6 to the financial statements in Item 8 of the Form 10-K for additional information.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Southern Company, Alabama Power, and Georgia Power continue to elect the option to fair value investment securities held in the nuclear decommissioning trust funds. The fair value of the funds, including reinvested interest and dividends and excluding the funds' expenses, increased (decreased) by the amounts shown in the table below for the three and six months ended June 30, 2022 and 2021. The changes were recorded as a change to the regulatory assets and liabilities related to AROs for Georgia Power and Alabama Power, respectively.

Fair value increases (decreases)	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
	(in millions)
Southern Company	$(230)	$125	$(380)	$164
Alabama Power	(125)	77	(192)	118
Georgia Power	(105)	48	(188)	46
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
At June 30, 2022, the fair value measurements of private equity investments held in Alabama Power's nuclear decommissioning trusts that are calculated at net asset value per share (or its equivalent) as a practical expedient totaled $164 million and unfunded commitments related to the private equity investments totaled $91 million. Private equity investments include high-quality private equity funds across several market sectors and funds that invest in real estate assets. Private equity funds do not have redemption rights. Distributions from these funds will be received as the underlying investments in the funds are liquidated.
At June 30, 2022, other financial instruments for which the carrying amount did not equal fair value were as follows:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas(*)
	(in billions)
Long-term debt, including securities due within one year:
Carrying amount	$52.0	$9.8	$14.6	$1.5	$3.0	$6.8
Fair value	48.0	9.0	13.7	1.3	2.9	6.2
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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
At June 30, 2022, the net volume of energy-related derivative contracts for natural gas positions, together with the longest hedge date over which the respective entity is hedging its exposure to the variability in future cash flows for forecasted transactions and the longest non-hedge date for derivatives not designated as hedges, were as follows:

	Net Purchased mmBtu	Longest Hedge Date	Longest Non-Hedge Date
	(in millions)
Southern Company(*)	273	2030	2025
Alabama Power	65	2026	—
Georgia Power	75	2025	—
Mississippi Power	71	2026	—
Southern Power	4	2030	—
Southern Company Gas(*)	58	2024	2025
(*)Southern Company Gas' derivative instruments include both long and short natural gas positions. A long position is a contract to purchase natural gas and a short position is a contract to sell natural gas. Southern Company Gas' volume represents the net of long natural gas positions of 64.4 million mmBtu and short natural gas positions of 6.4 million mmBtu at June 30, 2022, which is also included in Southern Company's total volume.
In addition to the volumes discussed above, the traditional electric operating companies and Southern Power enter into physical natural gas supply contracts that provide the option to sell back excess natural gas due to operational constraints. The maximum expected volume of natural gas subject to such a feature is 15 million mmBtu for Southern Company, which includes 4 million mmBtu for Alabama Power, 5 million mmBtu for Georgia Power, 2 million mmBtu for Mississippi Power, and 4 million mmBtu for Southern Power.
For cash flow hedges of energy-related derivatives, the estimated pre-tax gains expected to be reclassified from accumulated OCI to earnings for the 12-month period ending June 30, 2023 total $12 million for both Southern Company and Southern Company Gas and are immaterial for the other Registrants.

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
At June 30, 2022, the following interest rate derivatives were outstanding:

	Notional Amount	Interest Rate Received	Weighted Average Interest Rate Paid	Hedge Maturity Date	Fair Value Gain (Loss) at June 30, 2022
	(in millions)				(in millions)
Cash Flow Hedges of Existing Debt
Alabama Power	$50	—	3.18%	August 2027	$—
Southern Company Gas	250	—	3.26%	August 2032	(5)
Fair Value Hedges of Existing Debt
Southern Company parent	400	1.75%	1-month LIBOR + 0.68%	March 2028	(39)
Southern Company parent	1,000	3.70%	1-month LIBOR + 2.36%	April 2030	(113)
Southern Company Gas	500	1.75%	1-month LIBOR + 0.38%	January 2031	(57)
Southern Company	$2,200				$(214)
For cash flow hedges of interest rate derivatives, the estimated pre-tax gains (losses) expected to be reclassified from accumulated OCI to interest expense for the 12-month period ending June 30, 2023 total $(16) million for Southern Company and are immaterial for the other Registrants. Deferred gains and losses related to interest rate derivatives are expected to be amortized into earnings through 2052 for Southern Company, Alabama Power, and Georgia Power, 2028 for Mississippi Power, and 2046 for Southern Company Gas.

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
At June 30, 2022, the following foreign currency derivatives were outstanding:

	Pay Notional	Pay Rate	Receive Notional	Receive Rate	Hedge Maturity Date	Fair Value Gain (Loss) at June 30, 2022
	(in millions)		(in millions)			(in millions)
Fair Value Hedges of Existing Debt
Southern Company parent	$1,476	3.39%	€1,250	1.88%	September 2027	$(183)
Cash Flow Hedges of Existing Debt
Southern Power	564	3.78%	500	1.85%	June 2026	(45)
Southern Company	$2,040		€1,750			$(228)
For cash flow hedges of foreign currency derivatives, the estimated pre-tax losses expected to be reclassified from accumulated OCI to earnings for the 12-month period ending June 30, 2023 are $11 million for Southern Company and Southern Power.
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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The fair value of energy-related derivatives, interest rate derivatives, and foreign currency derivatives was reflected in the balance sheets as follows:

	At June 30, 2022		At December 31, 2021
Derivative Category and Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
	(in millions)		(in millions)
Southern Company
Derivatives designated as hedging instruments for regulatory purposes
Energy-related derivatives:
Assets from risk management activities/Other current liabilities	$267	$49	$129	$30
Other deferred charges and assets/Other deferred credits and liabilities	144	37	72	6
Total derivatives designated as hedging instruments for regulatory purposes	$411	$86	$201	$36
Derivatives designated as hedging instruments in cash flow and fair value hedges
Energy-related derivatives:
Assets from risk management activities/Other current liabilities	$17	$5	$7	$5
Other deferred charges and assets/Other deferred credits and liabilities	6	—	1	—
Interest rate derivatives:
Assets from risk management activities/Other current liabilities	—	19	19	—
Other deferred charges and assets/Other deferred credits and liabilities	—	195	—	29
Foreign currency derivatives:
Assets from risk management activities/Other current liabilities	—	36	—	39
Other deferred charges and assets/Other deferred credits and liabilities	—	192	—	40
Total derivatives designated as hedging instruments in cash flow and fair value hedges	$23	$447	$27	$113
Derivatives not designated as hedging instruments
Energy-related derivatives:
Assets from risk management activities/Other current liabilities	$15	$12	$9	$4
Other deferred charges and assets/Other deferred credits and liabilities	2	1	1	—
Total derivatives not designated as hedging instruments	$17	$13	$10	$4
Gross amounts recognized	$451	$546	$238	$153
Gross amounts offset(a)	(87)	(74)	(25)	(28)
Net amounts recognized in the Balance Sheets(b)	$364	$472	$213	$125

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	At June 30, 2022		At December 31, 2021
Derivative Category and Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
	(in millions)		(in millions)
Alabama Power
Derivatives designated as hedging instruments for regulatory purposes
Energy-related derivatives:
Other current assets/Other current liabilities	$76	$6	$30	$9
Other deferred charges and assets/Other deferred credits and liabilities	55	17	25	2
Total derivatives designated as hedging instruments for regulatory purposes	$131	$23	$55	$11
Gross amounts offset	(20)	(20)	(5)	(5)
Net amounts recognized in the Balance Sheets	$111	$3	$50	$6

Georgia Power
Derivatives designated as hedging instruments for regulatory purposes
Energy-related derivatives:
Assets from risk management activities/Other current liabilities	$102	$15	$54	$6
Other deferred charges and assets/Other deferred credits and liabilities	35	14	21	2
Total derivatives designated as hedging instruments for regulatory purposes	$137	$29	$75	$8
Gross amounts offset	(21)	(21)	(8)	(8)
Net amounts recognized in the Balance Sheets	$116	$8	$67	$—

Mississippi Power
Derivatives designated as hedging instruments for regulatory purposes
Energy-related derivatives:
Assets from risk management activities/Other current liabilities	$67	$8	$30	$3
Other deferred charges and assets/Other deferred credits and liabilities	54	6	26	2
Total derivatives designated as hedging instruments for regulatory purposes	$121	$14	$56	$5
Gross amounts offset	(11)	(11)	(4)	(4)
Net amounts recognized in the Balance Sheets	$110	$3	$52	$1

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	At June 30, 2022		At December 31, 2021
Derivative Category and Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
	(in millions)		(in millions)
Southern Power
Derivatives designated as hedging instruments in cash flow and fair value hedges
Energy-related derivatives:
Other current assets/Other current liabilities	$—	$—	$2	$—
Other deferred charges and assets/Other deferred credits and liabilities	4	—	1	—
Foreign currency derivatives:
Other current assets/Other current liabilities	—	11	—	16
Other deferred charges and assets/Other deferred credits and liabilities	—	34	—	—
Total derivatives designated as hedging instruments in cash flow and fair value hedges	$4	$45	$3	$16
Derivatives not designated as hedging instruments
Energy-related derivatives:
Other current assets/Other current liabilities	$1	$1	$1	$—
Other deferred charges and assets/Other deferred credits and liabilities	1	—	—	—
Total derivatives not designated as hedging instruments	$2	$1	$1	$—
Gross amounts recognized	$6	$46	$4	$16
Gross amounts offset	(1)	(1)	—	—
Net amounts recognized in the Balance Sheets	$5	$45	$4	$16

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	At June 30, 2022		At December 31, 2021
Derivative Category and Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
	(in millions)		(in millions)
Southern Company Gas
Derivatives designated as hedging instruments for regulatory purposes
Energy-related derivatives:
Assets from risk management activities/Other current liabilities	$23	$19	$15	$12
Total derivatives designated as hedging instruments for regulatory purposes	$23	$19	$15	$12
Derivatives designated as hedging instruments in cash flow and fair value hedges
Energy-related derivatives:
Assets from risk management activities/Other current liabilities	$17	$5	$5	$5
Other deferred charges and assets/Other deferred credits and liabilities	2	—	—	—
Interest rate derivatives:
Assets from risk management activities/Liabilities from risk management activities-current	—	—	6	—
Other deferred charges and assets/Other deferred credits and liabilities	—	62	—	6
Total derivatives designated as hedging instruments in cash flow and fair value hedges	$19	$67	$11	$11
Derivatives not designated as hedging instruments
Energy-related derivatives:
Assets from risk management activities/Other current liabilities	$13	$11	$8	$4
Other deferred charges and assets/Other deferred credits and liabilities	1	1	1	—
Total derivatives not designated as hedging instruments	$14	$12	$9	$4
Gross amounts recognized	$56	$98	$35	$27
Gross amounts offset(a)	(34)	(21)	(8)	(11)
Net amounts recognized in the Balance Sheets(b)	$22	$77	$27	$16
(a)Gross amounts offset include cash collateral held on deposit in broker margin accounts of $13 million and $3 million at June 30, 2022 and December 31, 2021, respectively.
(b)Net amounts of derivative instruments outstanding exclude immaterial premium and intrinsic value associated with weather derivatives at December 31, 2021. There were no such amounts at June 30, 2022.
Energy-related derivatives not designated as hedging instruments were immaterial for the traditional electric operating companies at June 30, 2022. There were no such instruments for the traditional electric operating companies at December 31, 2021.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
At June 30, 2022 and December 31, 2021, the pre-tax effects of unrealized derivative gains (losses) arising from energy-related derivative instruments designated as regulatory hedging instruments and deferred were as follows:

Regulatory Hedge Unrealized Gain (Loss) Recognized in the Balance Sheet
Derivative Category and Balance Sheet Location	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Company Gas
	(in millions)
At June 30, 2022:
Energy-related derivatives:
Other regulatory assets, current	$(26)	$(2)	$(6)	$(3)	$(15)
Other regulatory assets, deferred	(3)	(1)	(1)	(1)	—
Other regulatory liabilities, current	234	72	93	62	7
Other regulatory liabilities, deferred	110	39	22	49	—
Total energy-related derivative gains (losses)	$315	$108	$108	$107	$(8)

At December 31, 2021:
Energy-related derivatives:
Other regulatory assets, current	$(17)	$(6)	$—	$—	$(11)
Other regulatory liabilities, current	107	28	48	27	4
Other regulatory liabilities, deferred	65	22	19	24	—
Total energy-related derivative gains (losses)	$155	$44	$67	$51	$(7)

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
For the three and six months ended June 30, 2022 and 2021, the pre-tax effects of cash flow and fair value hedge accounting on accumulated OCI were as follows:

Gain (Loss) Recognized in OCI on Derivative	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)		(in millions)
Southern Company
Cash flow hedges:
Energy-related derivatives	$(1)	$16	$41	$20
Interest rate derivatives	21	(1)	30	2
Foreign currency derivatives	(74)	4	(102)	(43)
Fair value hedges(*):
Foreign currency derivatives	(7)	—	(3)	—
Total	$(61)	$19	$(34)	$(21)
Georgia Power
Interest rate derivatives	$19	$—	$31	$—
Southern Power
Cash flow hedges:
Energy-related derivatives	$2	$5	$7	$8
Foreign currency derivatives	(74)	4	(102)	(43)
Total	$(72)	$9	$(95)	$(35)
Southern Company Gas
Cash flow hedges:
Energy-related derivatives	$(2)	$11	$35	$12
Interest rate derivatives	(5)	—	(5)	—
Total	$(7)	$11	$30	$12
(*)Represents amounts excluded from the assessment of effectiveness for which the difference between changes in fair value and periodic amortization is recorded in OCI.
For the three and six months ended June 30, 2022 and 2021, the pre-tax effects of interest rate derivatives designated as cash flow hedging instruments on accumulated OCI were immaterial for the other Registrants.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
For the three and six months ended June 30, 2022 and 2021, the pre-tax effects of cash flow and fair value hedge accounting on income were as follows:

Location and Amount of Gain (Loss) Recognized in Income on Cash Flow and Fair Value Hedging Relationships	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)		(in millions)
Southern Company
Total cost of natural gas	$452	$231	$1,546	$814
Gain (loss) on energy-related cash flow hedges(a)	10	1	18	(2)
Total depreciation and amortization	913	891	1,805	1,762
Gain (loss) on energy-related cash flow hedges(a)	4	1	6	4
Total interest expense, net of amounts capitalized	(488)	(450)	(950)	(901)
Gain (loss) on interest rate cash flow hedges(a)	(6)	(7)	(13)	(14)
Gain (loss) on foreign currency cash flow hedges(a)	(7)	(6)	(13)	(12)
Gain (loss) on interest rate fair value hedges(b)	(76)	(3)	(198)	(12)
Total other income (expense), net	139	101	283	160
Gain (loss) on foreign currency cash flow hedges(a)(c)	(73)	17	(97)	(43)
Gain (loss) on foreign currency fair value hedges	(96)	—	(121)	—
Amount excluded from effectiveness testing recognized in earnings	7	—	3	—
Southern Power
Total depreciation and amortization	$131	$132	$251	$251
Gain (loss) on energy-related cash flow hedges(a)	4	1	6	4
Total interest expense, net of amounts capitalized	(36)	(37)	(73)	(75)
Gain (loss) on foreign currency cash flow hedges(a)	(7)	(6)	(13)	(12)
Total other income (expense), net	1	1	3	8
Gain (loss) on foreign currency cash flow hedges(a)(c)	(73)	17	(97)	(43)
Southern Company Gas
Total cost of natural gas	$452	$231	$1,546	$814
Gain (loss) on energy-related cash flow hedges(a)	10	—	18	(2)
Total interest expense, net of amounts capitalized	(61)	(59)	(122)	(118)
Gain (loss) on interest rate cash flow hedges(a)	(1)	(1)	(1)	(1)
Gain (loss) on interest rate fair value hedges(b)	(22)	4	(57)	4
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
For the three and six months ended June 30, 2022 and 2021, the pre-tax effects of cash flow and fair value hedge accounting on income for energy-related derivatives and interest rate derivatives were immaterial for the traditional electric operating companies.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
At June 30, 2022 and December 31, 2021, the following amounts were recorded on the balance sheets related to cumulative basis adjustments for fair value hedges:

	Carrying Amount of the Hedged Item		Cumulative Amount of Fair Value Hedging Adjustment included in Carrying Amount of the Hedged Item
Balance Sheet Location of Hedged Items	At June 30, 2022	At December 31, 2021	At June 30, 2022	At December 31, 2021
	(in millions)		(in millions)
Southern Company
Long-term debt	$(2,981)	$(3,280)	$192	$9

Southern Company Gas
Long-term debt	$(437)	$(493)	$59	$2
For the three and six months ended June 30, 2022 and 2021, the pre-tax effects of energy-related derivatives not designated as hedging instruments on the statements of income of Southern Company and Southern Company Gas were as follows:

		Gain (Loss)
		Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in Non-Designated Hedging Relationships	Statements of Income Location	2022	2021	2022	2021
		(in millions)		(in millions)
Energy-related derivatives:	Natural gas revenues(*)	$(15)	$(103)	$(13)	$(120)
	Cost of natural gas	(25)	9	(5)	16
Total derivatives in non-designated hedging relationships		$(40)	$(94)	$(18)	$(104)
(*)Excludes immaterial gains (losses) recorded in natural gas revenues associated with weather derivatives for all periods presented.
For the three and six months ended June 30, 2022 and 2021, the pre-tax effects of energy-related derivatives not designated as hedging instruments were immaterial for the other Registrants.
Contingent Features
The Registrants do not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain derivatives that could require collateral, but not accelerated payment, in the event of various credit rating changes of certain Southern Company subsidiaries. At June 30, 2022, the Registrants had no collateral posted with derivative counterparties to satisfy these arrangements.
For the applicable Registrants, the fair value of interest rate and energy-related derivative liabilities with contingent features and the maximum potential collateral requirements arising from the credit-risk-related contingent features, at a rating below BBB- and/or Baa3, were immaterial at June 30, 2022. The maximum potential collateral requirements arising from the credit-risk-related contingent features for the traditional electric operating companies and Southern Power include certain agreements that could require collateral in the event that one or more Southern Company power pool participants has a credit rating change to below investment grade. Following the sale of Gulf Power to NextEra Energy, Inc., Gulf Power continued participating in the Southern Company power pool through July 13, 2022.
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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Alabama Power and Southern Power maintain accounts with certain regional transmission organizations to facilitate financial derivative transactions and they may be required to post collateral based on the value of the positions in these accounts and the associated margin requirements. At June 30, 2022, cash collateral posted in these accounts was immaterial. Southern Company Gas maintains accounts with brokers or the clearing houses of certain exchanges to facilitate financial derivative transactions. Based on the value of the positions in these accounts and the associated margin requirements, Southern Company Gas may be required to deposit cash into these accounts. At June 30, 2022, cash collateral held on deposit in broker margin accounts was $13 million.
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
Southern Power
Construction Projects
During the six months ended June 30, 2022, Southern Power completed construction of and placed in service the remaining 40 MWs of the Tranquillity battery energy storage facility and the remaining 15 MWs of the Garland battery energy storage facility.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Project Facility	Resource	Approximate Nameplate Capacity (MW)	Location	COD	PPA Contract Period
Projects Completed During the Six Months Ended June 30, 2022
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
Southern Company Gas
On May 20, 2022, Southern Company Gas received the final $5 million contingent payment from Dominion Modular LNG Holdings, Inc. in connection with its 2020 sale of Pivotal LNG, Inc.
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
Southern Company's reportable business segments are the sale of electricity by the traditional electric operating companies, the sale of electricity in the competitive wholesale market by Southern Power, and the sale of natural gas and other complementary products and services by Southern Company Gas. Revenues from sales by Southern Power to the traditional electric operating companies were $232 million and $337 million for the three and six months ended June 30, 2022, respectively, and $112 million and $193 million for the three and six months ended June 30, 2021, respectively. Revenues from sales of natural gas from Southern Company Gas to the traditional electric operating companies were immaterial for all periods presented. Revenues from sales of natural gas from Southern Company Gas (prior to its sale of Sequent) to Southern Power were $6 million and $18 million for the three and six months ended June 30, 2021, respectively. The "All Other" column includes the Southern Company parent entity, which does not allocate operating expenses to business segments. Also, this category includes segments below the quantitative threshold for separate disclosure. These segments include providing distributed energy and resilience solutions and deploying microgrids for commercial, industrial, governmental, and utility customers, as well as investments in telecommunications and, for the three and six months ended June 30, 2021, leveraged lease projects. All other inter-segment revenues are not material.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Financial data for business segments and products and services for the three and six months ended June 30, 2022 and 2021 was as follows:

	Electric Utilities
	Traditional Electric Operating Companies	Southern Power	Eliminations	Total	Southern Company Gas	All Other	Eliminations	Consolidated
	(in millions)
Three Months Ended June 30, 2022
Operating revenues	$5,563	$899	$(456)	$6,006	$1,083	$159	$(42)	$7,206
Segment net income (loss)(a)(b)	1,036	98	—	1,134	115	(137)	(5)	1,107
Six Months Ended June 30, 2022
Operating revenues	$9,778	$1,438	$(700)	$10,516	$3,140	$283	$(85)	$13,854
Segment net income (loss)(a)(b)	1,811	170	—	1,981	433	(263)	(12)	2,139
At June 30, 2022
Goodwill	$—	$2	$—	$2	$5,015	$263	$—	$5,280
Total assets	92,742	13,402	(787)	105,357	23,618	2,457	(663)	130,769
Three Months Ended June 30, 2021
Operating revenues	$4,031	$490	$(114)	$4,407	$677	$154	$(40)	$5,198
Segment net income (loss)(a)(b)(c)	511	36	—	547	(65)	(108)	(2)	372
Six Months Ended June 30, 2021
Operating revenues	$7,795	$930	$(201)	$8,524	$2,371	$288	$(75)	$11,108
Segment net income (loss)(a)(b)(c)(d)	1,267	133	—	1,400	333	(216)	(9)	1,508
At December 31, 2021
Goodwill	$—	$2	$—	$2	$5,015	$263	$—	$5,280
Total assets	89,051	13,390	(667)	101,774	23,560	2,975	(775)	127,534
(a)Attributable to Southern Company.
(b)For the traditional electric operating companies, includes pre-tax charges at Georgia Power for estimated losses associated with the construction of Plant Vogtle Units 3 and 4 of $52 million ($39 million after tax) for the three and six months ended June 30, 2022 and $460 million ($343 million after tax) and $508 million ($379 million after tax) for the three and six months ended June 30, 2021, respectively. See Note (B) and Note 2 to the financial statements in Item 8 of the Form 10-K under "Georgia Power – Nuclear Construction" for additional information.
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
Products and Services

	Electric Utilities' Revenues
	Retail	Wholesale	Other	Total
	(in millions)
Three Months Ended June 30, 2022	$4,789	$937	$280	$6,006
Three Months Ended June 30, 2021	3,599	546	262	4,407
Six Months Ended June 30, 2022	$8,402	$1,601	$513	$10,516
Six Months Ended June 30, 2021	6,941	1,091	492	8,524

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Southern Company Gas' Revenues
	Gas Distribution Operations	Wholesale Gas Services(*)	Gas Marketing Services	Other	Total
	(in millions)
Three Months Ended June 30, 2022	$975	$—	$92	$16	$1,083
Three Months Ended June 30, 2021	706	(110)	64	17	677
Six Months Ended June 30, 2022	$2,765	$—	$335	$40	$3,140
Six Months Ended June 30, 2021	1,898	188	259	26	2,371
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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Business segment financial data for the three and six months ended June 30, 2022 and 2021 was as follows:

	Gas Distribution Operations	Gas Pipeline Investments	Wholesale Gas Services(a)	Gas Marketing Services	Total	All Other	Eliminations	Consolidated
	(in millions)
Three Months Ended June 30, 2022
Operating revenues	$980	$8	$—	$92	$1,080	$10	$(7)	$1,083
Segment net income (loss)	92	23	—	1	116	(1)	—	115
Six Months Ended June 30, 2022
Operating revenues	$2,782	$16	$—	$335	$3,133	$26	$(19)	$3,140
Segment net income (loss)	306	52	—	67	425	8	—	433
Total assets at June 30, 2022	21,183	1,433	—	1,554	24,170	11,999	(12,551)	23,618
Three Months Ended June 30, 2021
Operating revenues	$710	$8	$(110)	$64	$672	$11	$(6)	$677
Segment net income (loss)(b)	80	(36)	(112)	6	(62)	(3)	—	(65)
Six Months Ended June 30, 2021
Operating revenues	$1,910	$16	$188	$259	$2,373	$18	$(20)	$2,371
Segment net income (loss)(b)	263	(7)	14	62	332	1	—	333
Total assets at December 31, 2021	20,917	1,467	31	1,556	23,971	12,114	(12,525)	23,560
(a)As a result of the sale of Sequent, wholesale gas services is no longer a reportable segment for the three and six months ended June 30, 2022. Prior to the sale of Sequent, the revenues for wholesale gas services were netted with costs associated with its energy and risk management activities. A reconciliation of operating revenues and intercompany revenues is shown in the following table.

	Third Party Gross Revenues	Intercompany Revenues	Total Gross Revenues	Less Gross Gas Costs	Operating Revenues
	(in millions)
Three Months Ended June 30, 2021	$1,292	$27	$1,319	$1,429	$(110)
Six Months Ended June 30, 2021	3,881	90	3,971	3,783	188
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
Recent Developments
Alabama Power
On July 12, 2022, the Alabama PSC approved the following items:
•Alabama Power's petition for a certificate of convenience and necessity, which authorizes Alabama Power to complete the acquisition of the Calhoun Generating Station. This transaction is expected to close by September 30, 2022.
•An increase to Rate ECR effective with August 2022 billings, which is expected to result in an increase of approximately $310 million annually. The approved increase in the Rate ECR factor will have no significant effect on Alabama Power's net income, but will increase operating cash flows related to fuel cost recovery.
•Modifications to Rate NDR.
•An accounting order authorizing Alabama Power to create a reliability reserve separate from the NDR and transition the previous Rate NDR authority related to reliability expenditures to the reliability reserve. Alabama Power may make accruals to the reliability reserve if the NDR balance exceeds $35 million.
See Note (B) to the Condensed Financial Statements under "Alabama Power" herein for additional information.
Georgia Power
Plant Vogtle Units 3 and 4 Construction and Start-Up Status
Construction continues on Plant Vogtle Units 3 and 4 (with electric generating capacity of approximately 1,100 MWs each), in which Georgia Power currently holds a 45.7% ownership interest. Georgia Power's share of the total project capital cost forecast to complete Plant Vogtle Units 3 and 4, including contingency, through the end of the first quarter 2023 and the fourth quarter 2023, respectively, is $10.5 billion.
Fuel load for Unit 3 is projected during the fourth quarter 2022 with an in-service date projected during the first quarter 2023. Unit 3's projected schedule primarily depends on the volume and completion of construction remediation work, completion of work packages, including inspection records, and other documentation necessary

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
to submit the remaining ITAACs and begin fuel load, the pace of system and area turnovers, and the progression of startup and other testing. An in-service date during the fourth quarter 2023 for Unit 4 is projected. Unit 4's projected schedule primarily depends on Unit 3 progress through fuel load, startup, and testing; overall construction productivity and production levels improving, particularly in electrical installation, including terminations; and appropriate levels of craft laborers, particularly electricians and pipefitters, being added and maintained. Any further delays could result in later in-service dates and cost increases.
During the first half of 2022, established construction contingency totaling $126 million was assigned to the base capital cost forecast for costs primarily associated with construction productivity, the pace of system turnovers, additional craft and support resources, and procurement for Units 3 and 4. Georgia Power also increased its total project capital cost forecast as of June 30, 2022 by adding $36 million to replenish construction contingency. After considering the significant level of uncertainty that exists regarding the future recoverability of these costs since the ultimate outcome of these matters is subject to the outcome of future assessments by management, as well as Georgia PSC decisions in future regulatory proceedings, Georgia Power recorded a pre-tax charge to income in the second quarter 2022 of $36 million ($27 million after tax) for the increase in the total project capital cost forecast. Georgia Power may request the Georgia PSC to evaluate those expenditures for rate recovery during the prudence review following the Unit 4 fuel load pursuant to the twenty-fourth VCM stipulation described in Note (B) to the Condensed Financial Statements under "Georgia Power – Nuclear Construction – Regulatory Matters" herein.
Georgia Power and the other Vogtle Owners do not agree on the starting dollar amount for the determination of cost increases subject to the cost-sharing and tender provisions of the Global Amendments (as defined in Note (B) to the Condensed Financial Statements under "Georgia Power – Nuclear Construction – Joint Owner Contracts" herein). The other Vogtle Owners have notified Georgia Power that they believe the current project capital cost forecast exceeds the cost-sharing thresholds and triggers the tender provisions under the Global Amendments. Georgia Power recorded pre-tax charges to income in the fourth quarter 2021 and the second quarter 2022 of approximately $440 million ($328 million after tax) and $16 million ($12 million after tax), respectively, associated with these cost-sharing and tender provisions, which are included in the total project capital cost forecast. Georgia Power may be required to record further pre-tax charges to income of up to approximately $480 million associated with these provisions based on the current project capital cost forecast. In October 2021, Georgia Power and the other Vogtle Owners entered into an agreement, which was modified on June 3, 2022, to clarify the process for the tender provisions of the Global Amendments to provide for a decision between 120 and 194 days after the tender option is triggered, which the other Vogtle Owners assert occurred on February 14, 2022, and would require the other Vogtle Owners to notify Georgia Power of their intent to exercise their tender options by August 27, 2022. On June 17, 2022 and July 26, 2022, OPC and Dalton, respectively, notified Georgia Power of their purported exercises of their tender options. On June 18, 2022, OPC and MEAG Power each filed a separate lawsuit against Georgia Power in the Superior Court of Fulton County, Georgia seeking a declaratory judgment that the starting dollar amount is $17.1 billion and that the cost-sharing and tender provisions have been triggered. On July 25, 2022, Georgia Power filed its answer in the lawsuit filed by MEAG Power and included counterclaims seeking a declaratory judgment that the starting dollar amount is $18.38 billion and that costs related to force majeure events are excluded prior to calculating the cost-sharing and tender provisions and when calculating Georgia Power's related financial obligations.
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

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
2022 Base Rate Case
On June 24, 2022, Georgia Power filed a base rate case (Georgia Power 2022 Base Rate Case) with the Georgia PSC. The filing proposes a three-year alternate rate plan with requested rate increases totaling $852 million, $107 million, and $45 million effective January 1, 2023, January 1, 2024, and January 1, 2025, respectively. Georgia Power expects the Georgia PSC to render a final decision in this matter on December 20, 2022. The ultimate outcome of this matter cannot be determined at this time. See Note (B) to the Condensed Financial Statements under "Georgia Power – Rate Plans – 2022 Base Rate Case" herein for additional information.
Integrated Resource Plan
On July 21, 2022, the Georgia PSC approved Georgia Power's triennial IRP (2022 IRP), as modified by a stipulated agreement among Georgia Power, the staff of the Georgia PSC, and certain intervenors and as further modified by the Georgia PSC. In the 2022 IRP decision, the Georgia PSC approved several requests, including the following:
•Decertification and retirement of Plant Wansley Units 1 and 2 (926 MWs based on 53.5% ownership) by August 31, 2022 and Plant Scherer Unit 3 (614 MWs based on 75% ownership) by December 31, 2028, as well as the reclassification to regulatory asset accounts of the remaining net book values of these units and any remaining unusable materials and supplies inventories upon retirement.
•Decertification and retirement of Plant Gaston Units 1 through 4 (500 MWs based on 50% ownership through SEGCO) by December 31, 2028. See Note 7 to the financial statements under "SEGCO" in Item 8 of the Form 10-K for additional information.
•Georgia Power's environmental compliance strategy, including approval of Georgia Power's plans to address CCR at its ash ponds and landfills.
The Georgia PSC deferred a decision on the requested decertification and retirement of Plant Bowen Units 1 and 2 (1,400 MWs) to the 2025 IRP.
See Note (B) to the Condensed Financial Statements under "Georgia Power – Integrated Resource Plans" herein for additional information.
Mississippi Power
On June 7, 2022, the Mississippi PSC approved Mississippi Power's annual retail PEP filing for 2022, resulting in an annual increase in revenues of approximately $18 million, or 1.9%. The rate increase became effective with the first billing cycle of April 2022 in accordance with the PEP rate schedule.
On May 26, 2022, Mississippi Power and Cooperative Energy executed an amended shared service agreement (SSA) under which Cooperative Energy will continue to decrease its use of Mississippi Power's generation services under the MRA tariff up to 2.5% annually through 2035. At June 30, 2022, Mississippi Power is serving approximately 400 MWs of Cooperative Energy's annual demand. Beginning in 2036, Cooperative Energy will provide 100% of its electricity requirements at the MRA delivery points under the tariff. Neither party has the option to cancel the amended SSA. On June 30, 2022, Mississippi Power filed a request with the FERC for approval of the amended SSA. Mississippi Power expects to remarket this capacity, including the potential development of future arrangements with Cooperative Energy.
On July 15, 2022, Mississippi Power filed a request with the FERC for a $23 million increase in annual wholesale base revenues under the MRA tariff effective July 15, 2022, subject to refund. The ultimate outcome of this matter cannot be determined at this time.
See Note (B) to the Condensed Financial Statements under "Mississippi Power" herein for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Southern Power
During the six months ended June 30, 2022, Southern Power completed construction of and placed in service the remaining 40 MWs of the Tranquillity battery energy storage facility and the remaining 15 MWs of the Garland battery energy storage facility. See Note (K) to the Condensed Financial Statements under "Southern Power" herein for additional information.
At June 30, 2022, Southern Power's average investment coverage ratio for its generating assets, including those owned with various partners, based on the ratio of investment under contract to total investment using the respective facilities' net book value (or expected in-service value for facilities under construction) as the investment amount was 96% through 2026 and 92% through 2031, with an average remaining contract duration of approximately 13 years.
Southern Company Gas
On May 31, 2022, Virginia Natural Gas filed a notice of intent with the Virginia State Corporation Commission to file a base rate case later in the third quarter 2022.
On July 1, 2022, Atlanta Gas Light filed its annual GRAM update with the Georgia PSC. The filing requests an annual base rate increase of $53 million based on the projected 12-month period beginning January 1, 2023. Resolution of the GRAM filing is expected by December 28, 2022, with the new rates effective January 1, 2023.
The ultimate outcome of these matters cannot be determined at this time.
RESULTS OF OPERATIONS
Southern Company
Net Income

Second Quarter 2022 vs. Second Quarter 2021		Year-To-Date 2022 vs. Year-To-Date 2021
(change in millions)	(% change)	(change in millions)	(% change)
$735	N/M	$631	41.8
N/M - Not meaningful
Consolidated net income attributable to Southern Company was $1.1 billion ($1.04 per share) in the second quarter 2022 compared to $0.4 billion ($0.35 per share) for the corresponding period in 2021. For year-to-date 2022, consolidated net income attributable to Southern Company was $2.1 billion ($2.01 per share) compared to $1.5 billion ($1.42 per share) for the corresponding period in 2021. The increases were primarily due to decreases of $304 million and $340 million in the second quarter and year-to-date 2022, respectively, in after-tax charges related to the construction of Plant Vogtle Units 3 and 4, an after-tax charge of $58 million in the second quarter 2021 related to the PennEast pipeline project at Southern Company Gas, an increase in retail electric revenues associated with rates and pricing and warmer weather, and an increase in natural gas revenues from base rate increases and continued infrastructure replacement. The second quarter 2021 net loss of $112 million at Sequent, which was sold on July 1, 2021, also contributed to the net income increase in the second quarter 2022. These increases were partially offset by higher non-fuel operations and maintenance costs.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Retail Electric Revenues

Second Quarter 2022 vs. Second Quarter 2021		Year-To-Date 2022 vs. Year-To-Date 2021
(change in millions)	(% change)	(change in millions)	(% change)
$1,190	33.1	$1,461	21.0
In the second quarter 2022, retail electric revenues were $4.8 billion compared to $3.6 billion for the corresponding period in 2021. For year-to-date 2022, retail electric revenues were $8.4 billion compared to $6.9 billion for the corresponding period in 2021.
Details of the changes in retail electric revenues were as follows:

	Second Quarter 2022		Year-To-Date 2022
	(in millions)	(% change)	(in millions)	(% change)
Retail electric – prior year	$3,599		$6,941
Estimated change resulting from –
Rates and pricing	237	6.6%	293	4.2%
Sales growth	66	1.9	85	1.2
Weather	145	4.0	161	2.3
Fuel and other cost recovery	742	20.6	922	13.3
Retail electric – current year	$4,789	33.1%	$8,402	21.0%
Revenues associated with changes in rates and pricing increased in the second quarter and year-to-date 2022 when compared to the corresponding periods in 2021. The increases were primarily due to higher contributions from commercial and industrial customers with variable demand-driven pricing, base tariff increases in accordance with Georgia Power's 2019 ARP, and pricing effects associated with residential customer usage. See Note 2 to the financial statements under "Georgia Power – Rate Plans" in Item 8 of the Form 10-K for additional information.
Revenues attributable to changes in sales increased in the second quarter and year-to-date 2022 when compared to the corresponding periods in 2021. Weather-adjusted residential KWH sales increased 1.0% in the second quarter 2022 when compared to the corresponding period in 2021 primarily due to strong customer growth, partially offset by decreased customer usage. Weather-adjusted residential KWH sales decreased 0.1% for year-to-date 2022 when compared to the corresponding period in 2021 and weather-adjusted commercial KWH sales increased 2.2% and 2.1% in the second quarter and year-to-date 2022, respectively, when compared to the corresponding periods in 2021 primarily due to impacts on customer usage from increased activity outside the home as customers return to pre-pandemic levels of activity. Increased customer growth largely offset the decrease in customer usage impacting year-to-date 2022 residential KWH sales and contributed to the increase in commercial KWH sales. Industrial KWH sales increased 3.7% and 2.8% in the second quarter and year-to-date 2022, respectively, when compared to the corresponding periods in 2021 primarily due to strength in the pipeline and paper sectors, partially offset by a decrease in the chemicals sector.
Fuel and other cost recovery revenues increased $742 million and $922 million in the second quarter and year-to-date 2022, respectively, compared to the corresponding periods in 2021 primarily due to higher fuel and purchased power costs and an increase in the volume of KWHs generated. Electric rates for the traditional electric operating companies include provisions to adjust billings for fluctuations in fuel costs, including the energy component of purchased power costs. Under these provisions, fuel revenues generally equal fuel expenses, including the energy component of PPA costs, and do not affect net income. The traditional electric operating companies each have one or more regulatory mechanisms to recover other costs such as environmental and other compliance costs, storm damage, new plants, and PPA capacity costs. See Note 2 to the financial statements in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements herein for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Wholesale Electric Revenues

Second Quarter 2022 vs. Second Quarter 2021		Year-To-Date 2022 vs. Year-To-Date 2021
(change in millions)	(% change)	(change in millions)	(% change)
$391	71.6	$510	46.7
In the second quarter 2022, wholesale electric revenues were $937 million compared to $546 million for the corresponding period in 2021. For year-to-date 2022, wholesale electric revenues were $1.6 billion compared to $1.1 billion for the corresponding period in 2021. The increases were primarily due to increases of $376 million and $493 million in the second quarter and year-to-date 2022, respectively, in energy revenues as a result of fuel and purchased power price increases when compared to the corresponding periods in 2021 and an increase in the volume of KWHs sold primarily associated with sales under natural gas PPAs at Southern Power. In addition, increases in capacity revenues of $15 million and $18 million in the second quarter and year-to-date 2022, respectively, were primarily due to increased capacity sales under natural gas PPAs at Southern Power.
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
Other Electric Revenues

Second Quarter 2022 vs. Second Quarter 2021		Year-To-Date 2022 vs. Year-To-Date 2021
(change in millions)	(% change)	(change in millions)	(% change)
$17	9.7	$24	6.9
In the second quarter 2022, other electric revenues were $192 million compared to $175 million for the corresponding period in 2021. For year-to-date 2022, other electric revenues were $370 million compared to $346 million for the corresponding period in 2021. The increases in the second quarter and year-to-date 2022 were primarily due to increases of $19 million and $27 million, respectively, in transmission revenues, $5 million and $8 million, respectively, in cogeneration steam revenues associated with higher natural gas prices at Alabama Power, and $4 million and $5 million, respectively, in rent revenues at the traditional electric operating companies, partially offset by decreases of $12 million and $20 million, respectively, resulting from the termination of a transmission service contract at Georgia Power.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Natural Gas Revenues

Second Quarter 2022 vs. Second Quarter 2021		Year-To-Date 2022 vs. Year-To-Date 2021
(change in millions)	(% change)	(change in millions)	(% change)
$406	60.0	$769	32.4
In the second quarter 2022, natural gas revenues were $1.1 billion compared to $677 million for the corresponding period in 2021. For year-to-date 2022, natural gas revenues were $3.1 billion compared to $2.4 billion for the corresponding period in 2021.
Details of the changes in natural gas revenues were as follows:

	Second Quarter 2022		Year-To-Date 2022
	(in millions)	(% change)	(in millions)	(% change)
Natural gas revenues – prior year	$677		$2,371
Estimated change resulting from –
Infrastructure replacement programs and base rate changes	46	6.8%	132	5.6%
Gas costs and other cost recovery	239	35.3	783	33.0
Gas marketing services	(5)	(0.7)	13	0.5
Wholesale gas services	110	16.2	(187)	(7.9)
Other	16	2.4	28	1.2
Natural gas revenues – current year	$1,083	60.0%	$3,140	32.4%
Revenues from infrastructure replacement programs and base rate changes at the natural gas distribution utilities increased in the second quarter and year-to-date 2022 compared to the corresponding periods in 2021 primarily due to rate increases at Nicor Gas, Atlanta Gas Light, and Chattanooga Gas and continued investment in infrastructure replacement. See Note 2 to the financial statements under "Southern Company Gas – Rate Proceedings" in Item 8 of the Form 10-K for additional information.
Revenues associated with gas costs and other cost recovery increased in the second quarter and year-to-date 2022 compared to the corresponding periods in 2021 primarily due to higher volumes of natural gas sold and higher natural gas cost recovery. Natural gas distribution rates include provisions to adjust billings for fluctuations in natural gas costs. Therefore, gas costs recovered through natural gas revenues generally equal the amount expensed in cost of natural gas and do not affect net income from the natural gas distribution utilities.
Revenues from gas marketing services decreased in the second quarter 2022 compared to the corresponding period in 2021 due to unrealized hedge losses and warmer weather in the second quarter 2022. For year-to-date 2022, revenues increased compared to the corresponding period in 2021 due to higher commodity prices and higher sales to commercial customers.
The changes in revenues related to Southern Company Gas' wholesale gas services were due to the sale of Sequent on July 1, 2021. See Note 15 to the financial statements under "Southern Company Gas" in Item 8 of the Form 10-K for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Other Revenues

Second Quarter 2022 vs. Second Quarter 2021		Year-To-Date 2022 vs. Year-To-Date 2021
(change in millions)	(% change)	(change in millions)	(% change)
$4	2.0	$(18)	(5.0)
For year-to-date 2022, other revenues were $341 million compared to $359 million for the corresponding period in 2021. The decrease was primarily due to a net decrease of $22 million in unregulated sales at Georgia Power primarily due to the timing of revenue recognition for a large, ongoing power delivery construction and maintenance contract, partially offset by increases associated with more energy conservation projects performed in 2022.
Fuel and Purchased Power Expenses

	Second Quarter 2022 vs. Second Quarter 2021		Year-To-Date 2022 vs. Year-To-Date 2021
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$867	102.2	$1,130	66.6
Purchased power	191	88.0	216	50.9
Total fuel and purchased power expenses	$1,058		$1,346
In the second quarter 2022, total fuel and purchased power expenses were $2.1 billion compared to $1.1 billion for the corresponding period in 2021. The increase was primarily the result of an $853 million increase in the average cost of fuel and purchased power and a $205 million increase in the volume of KWHs generated and purchased.
For year-to-date 2022, total fuel and purchased power expenses were $3.5 billion compared to $2.1 billion for the corresponding period in 2021. The increase was primarily the result of a $1.1 billion increase in the average cost of fuel and purchased power and a $239 million increase in the volume of KWHs generated and purchased.
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

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Details of the Southern Company system's generation and purchased power were as follows:

	Second Quarter 2022	Second Quarter 2021	Year-To-Date 2022	Year-To-Date 2021
Total generation (in billions of KWHs)(a)	46	43	92	86
Total purchased power (in billions of KWHs)	6	4	11	8
Sources of generation (percent)(a) —
Gas	49	47	47	46
Coal	22	22	23	23
Nuclear	16	18	16	18
Hydro	3	4	5	4
Wind, Solar, and Other	10	9	9	9
Cost of fuel, generated (in cents per net KWH)—
Gas(a)	5.59	2.58	4.60	2.56
Coal	3.50	2.87	3.30	2.85
Nuclear	0.72	0.75	0.72	0.75
Average cost of fuel, generated (in cents per net KWH)(a)	4.13	2.28	3.50	2.27
Average cost of purchased power (in cents per net KWH)(b)	7.83	5.65	6.90	5.37
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
Fuel
In the second quarter 2022, fuel expense was $1.7 billion compared to $0.8 billion for the corresponding period in 2021. The increase was primarily due to a 116.7% increase in the average cost of natural gas per KWH generated, a 23.2% decrease in the volume of KWHs generated by hydro, a 22.0% increase in the average cost of coal per KWH generated, a 10.4% increase in the volume of KWHs generated by natural gas, and a 9.0% increase in the volume of KWHs generated by coal.
For year-to-date 2022, fuel expense was $2.8 billion compared to $1.7 billion for the corresponding period in 2021. The increase was primarily due to a 79.7% increase in the average cost of natural gas per KWH generated, a 15.8% increase in the average cost of coal per KWH generated, a 7.6% increase in the volume of KWHs generated by natural gas, and a 5.8% increase in the volume of KWHs generated by coal, partially offset by a 9.8% increase in the volume of KWHs generated by hydro.
Purchased Power
In the second quarter 2022, purchased power expense was $408 million compared to $217 million for the corresponding period in 2021. The increase was primarily due to a 38.6% increase in the average cost per KWH purchased primarily due to higher natural gas and coal prices and a 55.3% increase in the volume of KWHs purchased.
For year-to-date 2022, purchased power expense was $640 million compared to $424 million for the corresponding period in 2021. The increase was primarily due to a 28.5% increase in the average cost per KWH purchased primarily due to higher natural gas and coal prices and a 29.4% increase in the volume of KWHs purchased.
Energy purchases will vary depending on demand for energy within the Southern Company system's electric service territory, the market prices of wholesale energy as compared to the cost of the Southern Company system's generation, and the availability of the Southern Company system's generation.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Cost of Natural Gas

Second Quarter 2022 vs. Second Quarter 2021		Year-To-Date 2022 vs. Year-To-Date 2021
(change in millions)	(% change)	(change in millions)	(% change)
$221	95.7	$732	89.9
Excluding Atlanta Gas Light, which does not sell natural gas to end-use customers, natural gas distribution rates include provisions to adjust billings for fluctuations in natural gas costs. Therefore, gas costs recovered through natural gas revenues generally equal the amount expensed in cost of natural gas and do not affect net income from the natural gas distribution utilities. Cost of natural gas at the natural gas distribution utilities represented 88% and 89% of the total cost of natural gas in the second quarter and year-to-date 2022, respectively.
In the second quarter 2022, cost of natural gas was $452 million compared to $231 million for the corresponding period in 2021. For year-to-date 2022, cost of natural gas was $1.5 billion compared to $814 million for the corresponding period in 2021. The increases reflect higher gas cost recovery as a result of increases of 153.2% and 119.4% in natural gas prices in the second quarter and year-to-date 2022, respectively, compared to the corresponding periods in 2021.
Cost of Other Sales

Second Quarter 2022 vs. Second Quarter 2021		Year-To-Date 2022 vs. Year-To-Date 2021
(change in millions)	(% change)	(change in millions)	(% change)
$11	10.7	$(2)	(1.1)
In the second quarter 2022, cost of other sales was $114 million compared to $103 million for the corresponding period in 2021. The increase was primarily due to increases of $14 million related to distributed infrastructure projects at PowerSecure, $7 million associated with unregulated merchandising and energy services expenses at Alabama Power, and $5 million related to unregulated construction and maintenance contracts at Mississippi Power, partially offset by a $16 million decrease associated with unregulated power delivery construction and maintenance projects at Georgia Power.
For year-to-date 2022, cost of other sales was $183 million compared to $185 million for the corresponding period in 2021. The decrease was primarily due to a decrease of $26 million associated with unregulated power delivery construction and maintenance projects at Georgia Power, largely offset by increases of $14 million related to distributed infrastructure projects at PowerSecure, $5 million related to unregulated construction and maintenance contracts at Mississippi Power, and $5 million associated with unregulated merchandising and energy services expenses at Alabama Power.
Other Operations and Maintenance Expenses

Second Quarter 2022 vs. Second Quarter 2021		Year-To-Date 2022 vs. Year-To-Date 2021
(change in millions)	(% change)	(change in millions)	(% change)
$120	8.3	$265	9.4
In the second quarter 2022, other operations and maintenance expenses were $1.6 billion compared to $1.4 billion for the corresponding period in 2021. Other operations and maintenance expenses increased $124 million, excluding expenses related to Sequent in the second quarter 2021. The increase was primarily due to increases of $29 million in transmission and distribution expenses primarily related to line maintenance, $22 million in generation expenses primarily related to scheduled outage and maintenance costs, $13 million in compensation and benefit expenses, $9 million associated with more unregulated energy conservation projects in 2022 at Georgia Power, $8 million in expenses at Southern Company Gas passed through directly to customers, primarily related to bad debt, and $6 million in amortization of cloud software.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
For year-to-date 2022, other operations and maintenance expenses were $3.1 billion compared to $2.8 billion for the corresponding period in 2021. Excluding $53 million of expenses related to Sequent in 2021, other operations and maintenance expenses increased $318 million. The increase was primarily due to increases of $86 million in transmission and distribution expenses primarily related to line maintenance, $80 million in generation expenses primarily related to scheduled outage and maintenance costs, $24 million in expenses at Southern Company Gas passed through directly to customers, primarily related to bad debt, $23 million in compensation and benefit expenses, and $8 million in amortization of cloud software.
Depreciation and Amortization

Second Quarter 2022 vs. Second Quarter 2021		Year-To-Date 2022 vs. Year-To-Date 2021
(change in millions)	(% change)	(change in millions)	(% change)
$22	2.5	$43	2.4
In the second quarter 2022, depreciation and amortization was $913 million compared to $891 million for the corresponding period in 2021. For year-to-date 2022, depreciation and amortization was $1.81 billion compared to $1.76 billion for the corresponding period in 2021. The increases were primarily due to additional plant in service.
Taxes Other Than Income Taxes

Second Quarter 2022 vs. Second Quarter 2021		Year-To-Date 2022 vs. Year-To-Date 2021
(change in millions)	(% change)	(change in millions)	(% change)
$36	11.5	$64	9.7
In the second quarter 2022, taxes other than income taxes were $349 million compared to $313 million for the corresponding period in 2021. For year-to-date 2022, taxes other than income taxes were $721 million compared to $657 million for the corresponding period in 2021. The increases primarily reflect an increase in revenue tax expenses as a result of higher natural gas revenues at Nicor Gas and an increase in municipal franchise fees related to higher retail revenues at Georgia Power.
Estimated Loss on Plant Vogtle Units 3 and 4

Second Quarter 2022 vs. Second Quarter 2021		Year-To-Date 2022 vs. Year-To-Date 2021
(change in millions)	(% change)	(change in millions)	(% change)
$(408)	(88.7)	$(456)	(89.8)
In the second quarter 2022 and 2021, Georgia Power recorded estimated probable losses on Plant Vogtle Units 3 and 4 of $52 million and $460 million, respectively. For year-to-date 2022 and 2021, Georgia Power recorded estimated probable losses on Plant Vogtle Units 3 and 4 totaling $52 million and $508 million, respectively. The losses reflect revisions to the total project capital cost forecast to complete construction and start-up of Plant Vogtle Units 3 and 4. See Note (B) to the Condensed Financial Statements herein and Note 2 to the financial statements in Item 8 of the Form 10-K under "Georgia Power – Nuclear Construction" for additional information.
Gain on Dispositions, Net

Second Quarter 2022 vs. Second Quarter 2021		Year-To-Date 2022 vs. Year-To-Date 2021
(change in millions)	(% change)	(change in millions)	(% change)
$(1)	(9.1)	$(21)	(38.9)
For year-to-date 2022, gain on dispositions, net was $33 million compared to $54 million for the corresponding period in 2021. The decrease reflects a $39 million gain at Southern Power primarily from contributions of wind turbine equipment to various equity method investments in 2021, partially offset by a $17 million gain from sales of

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
integrated transmission system assets at Georgia Power in 2022. See Note 15 to the financial statements under "Southern Power – Development Projects" in Item 8 of the Form 10-K for additional information.
Earnings (Loss) from Equity Method Investments

Second Quarter 2022 vs. Second Quarter 2021		Year-To-Date 2022 vs. Year-To-Date 2021
(change in millions)	(% change)	(change in millions)	(% change)
$74	N/M	$75	N/M
N/M - Not meaningful
In the second quarter 2022, earnings from equity method investments were $34 million compared to a loss of $40 million for the corresponding period in 2021. For year-to-date 2022, earnings from equity method investments were $80 million compared to $5 million for the corresponding period in 2021. The increases were primarily due to a pre-tax impairment charge of $82 million in the second quarter 2021 related to the PennEast Pipeline project at Southern Company Gas. See Note 7 to the financial statements under "Southern Company Gas" in Item 8 of the Form 10-K and Note (E) to the Condensed Financial Statements herein under "Southern Company Gas" for additional information.
Interest Expense, Net of Amounts Capitalized

Second Quarter 2022 vs. Second Quarter 2021		Year-To-Date 2022 vs. Year-To-Date 2021
(change in millions)	(% change)	(change in millions)	(% change)
$38	8.4	$49	5.4
In the second quarter 2022, interest expense, net of amounts capitalized was $488 million compared to $450 million for the corresponding period in 2021. The increase was primarily due to higher average outstanding borrowings.
For year-to-date 2022, interest expense, net of amounts capitalized was $950 million compared to $901 million for the corresponding period in 2021. The increase was primarily due to higher average outstanding borrowings, partially offset by lower interest rates on newly issued debt relative to the debt that was retired since the second quarter 2021.
See FINANCIAL CONDITION AND LIQUIDITY – "Sources of Capital" and "Financing Activities" herein for additional information on borrowings.
Other Income (Expense), Net

Second Quarter 2022 vs. Second Quarter 2021		Year-To-Date 2022 vs. Year-To-Date 2021
(change in millions)	(% change)	(change in millions)	(% change)
$38	37.6	$123	76.9
In the second quarter 2022, other income (expense), net was $139 million compared to $101 million for the corresponding period in 2021. The increase was primarily due to charitable contributions of $26 million at Southern Company Gas in the second quarter 2021 and a $16 million increase in non-service cost-related retirement benefits income.
For year-to-date 2022, other income (expense), net was $283 million compared to $160 million for the corresponding period in 2021. The increase was primarily due to charitable contributions of $101 million at Southern Company Gas for year-to-date 2021 and a $30 million increase in non-service cost-related retirement benefits income.
See Note (H) to the Condensed Financial Statements herein for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Income Taxes (Benefit)

Second Quarter 2022 vs. Second Quarter 2021		Year-To-Date 2022 vs. Year-To-Date 2021
(change in millions)	(% change)	(change in millions)	(% change)
$316	N/M	$299	N/M
N/M - Not meaningful
In the second quarter 2022, income tax expense was $304 million compared to income tax benefit of $12 million for the corresponding period in 2021. For year-to-date 2022, income taxes were $477 million compared to $178 million for the corresponding period in 2021. The increases were primarily due to an increase in pre-tax earnings and an adjustment in the second quarter 2022 related to a prior year state tax credit carryforward at Georgia Power. See Note (G) to the Condensed Financial Statements herein for additional information.
Net Loss Attributable to Noncontrolling Interests

Second Quarter 2022 vs. Second Quarter 2021		Year-To-Date 2022 vs. Year-To-Date 2021
(change in millions)	(% change)	(change in millions)	(% change)
$22	N/M	$34	N/M
N/M - Not meaningful
Substantially all noncontrolling interests relate to renewable projects at Southern Power. In the second quarter 2022, net loss attributable to noncontrolling interests was $22 million compared to an immaterial loss for the corresponding period in 2021. For year-to-date 2022, net loss attributable to noncontrolling interests was $67 million compared to $33 million for the corresponding period in 2021. The increased losses attributable to noncontrolling interests were primarily due to higher HLBV loss allocations to Southern Power's tax equity partners, partially offset by higher income allocations to Southern Power's equity partners.
Alabama Power
Net Income

Second Quarter 2022 vs. Second Quarter 2021		Year-To-Date 2022 vs. Year-To-Date 2021
(change in millions)	(% change)	(change in millions)	(% change)
$52	15.7	$40	5.8
Alabama Power's net income after dividends on preferred stock in the second quarter 2022 was $383 million compared to $331 million for the corresponding period in 2021. Alabama Power's net income after dividends on preferred stock for year-to-date 2022 was $730 million compared to $690 million for the corresponding period in 2021. These increases were primarily due to an increase in retail revenues associated with warmer weather in Alabama Power's service territory in the second quarter and year-to-date 2022 compared to the corresponding periods in 2021 and sales growth, partially offset by an increase in operations and maintenance expenses.
Retail Revenues

Second Quarter 2022 vs. Second Quarter 2021		Year-To-Date 2022 vs. Year-To-Date 2021
(change in millions)	(% change)	(change in millions)	(% change)
$275	20.3	$302	11.2
In the second quarter 2022, retail revenues were $1.63 billion compared to $1.35 billion for the corresponding period in 2021. For year-to-date 2022, retail revenues were $3.01 billion compared to $2.71 billion for the corresponding period in 2021.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Details of the changes in retail revenues were as follows:

	Second Quarter 2022		Year-To-Date 2022
	(in millions)	(% change)	(in millions)	(% change)
Retail – prior year	$1,354		$2,706
Estimated change resulting from –
Rates and pricing	4	0.3%	3	0.1%
Sales growth	19	1.4	34	1.3
Weather	63	4.6	64	2.4
Fuel and other cost recovery	189	14.0	201	7.4
Retail – current year	$1,629	20.3%	$3,008	11.2%
Revenues attributable to changes in sales increased in the second quarter and year-to-date 2022 when compared to the corresponding periods in 2021. Weather-adjusted residential KWH sales decreased 1.4% and 0.3% in the second quarter and year-to-date 2022, respectively, when compared to the corresponding periods in 2021 primarily due to decreased customer usage. Weather-adjusted commercial KWH sales decreased 0.2% in the second quarter 2022 when compared to the corresponding period in 2021 primarily due to decreased customer usage. Weather-adjusted commercial KWH sales increased 0.4% for year-to-date 2022 when compared to the corresponding period in 2021 primarily due to customer growth. Industrial KWH sales increased 3.9% and 2.0% in the second quarter and year-to-date 2022, respectively, when compared to the corresponding periods in 2021 primarily due to increases in the pipeline, mining, and pulp and paper sectors, partially offset by decreases in the chemicals sector.
Fuel and other cost recovery revenues increased in the second quarter and year-to-date 2022 when compared to the corresponding periods in 2021 primarily due to increases in the volume of KWHs generated and the average cost of fuel.
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
Wholesale Revenues – Non-Affiliates

Second Quarter 2022 vs. Second Quarter 2021		Year-To-Date 2022 vs. Year-To-Date 2021
(change in millions)	(% change)	(change in millions)	(% change)
$74	87.1	$94	52.8
In the second quarter 2022, wholesale revenues from sales to non-affiliates were $159 million compared to $85 million for the corresponding period in 2021. For year-to-date 2022, wholesale revenues from sales to non-affiliates were $272 million compared to $178 million for the corresponding period in 2021. The increases for the second quarter and year-to-date 2022 were primarily due to increases of 41.8% and 27.3%, respectively, in KWH sales as a result of increased opportunity sales due to warmer weather in the second quarter and year-to-date 2022 compared to the corresponding periods in 2021, as well as increases of 31.4% and 20.5%, respectively, in the price of energy due to higher natural gas prices.
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

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Wholesale Revenues – Affiliates

Second Quarter 2022 vs. Second Quarter 2021		Year-To-Date 2022 vs. Year-To-Date 2021
(change in millions)	(% change)	(change in millions)	(% change)
$10	41.7	$45	81.8
In the second quarter 2022, wholesale revenues from sales to affiliates were $34 million compared to $24 million for the corresponding period in 2021. The increase was primarily due to a 154.8% increase in the price of energy due to higher natural gas prices, partially offset by a 42.5% decrease in KWH sales due to lower cost system resources compared to Alabama Power's generation.
For year-to-date 2022, wholesale revenues from sales to affiliates were $100 million compared to $55 million for the corresponding period in 2021. The increase was primarily due to a 72.1% increase in the price of energy due to higher natural gas prices and a 5.1% increase in KWH sales due to lower cost resources as compared to available affiliate company generation.
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
Other Revenues

Second Quarter 2022 vs. Second Quarter 2021		Year-To-Date 2022 vs. Year-To-Date 2021
(change in millions)	(% change)	(change in millions)	(% change)
$16	17.2	$24	13.6
In the second quarter 2022, other revenues were $109 million compared to $93 million for the corresponding period in 2021. For year-to-date 2022, other revenues were $200 million compared to $176 million for the corresponding period in 2021. The second quarter and year-to-date 2022 increases were primarily due to increases of $5 million and $8 million, respectively, in cogeneration steam revenue associated with higher natural gas prices, $4 million and $7 million, respectively, in transmission revenues, and $3 million and $4 million, respectively, in rent revenues.
Fuel and Purchased Power Expenses

	Second Quarter 2022 vs. Second Quarter 2021		Year-To-Date 2022 vs. Year-To-Date 2021
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$138	52.5	$179	32.3
Purchased power – non-affiliates	47	97.9	65	67.0
Purchased power – affiliates	82	210.3	78	113.0
Total fuel and purchased power expenses	$267		$322
In the second quarter 2022, total fuel and purchased power expenses were $617 million compared to $350 million for the corresponding period in 2021. The increase was primarily due to a $199 million increase in the cost of fuel and purchased power and a $67 million increase related to the volume of KWHs generated and purchased.
For year-to-date 2022, total fuel and purchased power expenses were $1.04 billion compared to $720 million for the corresponding period in 2021. The increase was primarily due to a $235 million increase in the cost of fuel and purchased power and an $87 million increase related to the volume of KWHs generated and purchased.

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
Details of Alabama Power's generation and purchased power were as follows:

	Second Quarter 2022	Second Quarter 2021	Year-To-Date 2022	Year-To-Date 2021
Total generation (in billions of KWHs)(a)	13	13	29	28
Total purchased power (in billions of KWHs)	3	2	4	3
Sources of generation (percent)(a) —
Coal	45	43	44	45
Nuclear	25	25	25	25
Gas	22	22	20	20
Hydro	8	10	11	10
Cost of fuel, generated (in cents per net KWH) —
Coal	3.35	2.73	3.11	2.74
Nuclear	0.67	0.69	0.67	0.71
Gas(a)	4.88	2.47	4.17	2.49
Average cost of fuel, generated (in cents per net KWH)(a)	2.98	2.10	2.66	2.12
Average cost of purchased power (in cents per net KWH)(b)	8.88	5.57	8.12	5.99
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
Fuel
In the second quarter 2022, fuel expense was $401 million compared to $263 million for the corresponding period in 2021. The increase was primarily due to a 97.6% increase in the average cost of natural gas per KWH generated, which excludes tolling agreements, a 22.7% increase in the average cost of coal per KWH generated, a 5.2% increase in the volume of KWHs generated by coal, and a 24.7% decrease in the volume of KWHs generated by hydro facilities as a result of less rainfall in the second quarter 2022 compared to the corresponding period in 2021.
For year-to-date 2022, fuel expense was $733 million compared to $554 million for the corresponding period in 2021. The increase was primarily due to a 67.5% increase in the average cost of natural gas per KWH generated, which excludes tolling agreements, and a 13.5% increase in the average cost of coal per KWH generated, partially offset by a 12.7% increase in the volume of KWHs generated by hydro facilities as a result of more rainfall for year-to-date 2022 compared to the corresponding period in 2021.
Purchased Power – Non-Affiliates
In the second quarter 2022, purchased power expense from non-affiliates was $95 million compared to $48 million for the corresponding period in 2021. The increase was primarily due to a 67.4% increase in the volume of KWHs purchased as a result of warmer weather in the second quarter 2022 compared to the corresponding period in 2021, as well as a 32.6% increase in the average cost per KWH purchased due to higher natural gas and coal prices.
For year-to-date 2022, purchased power expense from non-affiliates was $162 million compared to $97 million for the corresponding period in 2021. The increase was primarily due to a 48.1% increase in the volume of KWHs purchased as a result of warmer weather for year-to-date 2022 compared to the corresponding period in 2021, as well as a 22.5% increase in the average cost per KWH purchased due to higher natural gas and coal prices.

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
Purchased Power – Affiliates
In the second quarter 2022, purchased power expense from affiliates was $121 million compared to $39 million for the corresponding period in 2021. The increase was primarily due to a 102.3% increase in the average cost per KWH purchased due to higher natural gas and coal prices and a 54.4% increase in the volume of KWHs purchased as a result of warmer weather in the second quarter 2022 compared to the corresponding period in 2021.
For year-to-date 2022, purchased power expense from affiliates was $147 million compared to $69 million for the corresponding period in 2021. The increase was primarily due to a 61.5% increase in the average cost per KWH purchased due to higher natural gas and coal prices and a 32.1% increase in the volume of KWHs purchased as a result of warmer weather for year-to-date 2022 compared to the corresponding period in 2021.
Energy purchases from affiliates will vary depending on demand for energy and the availability and cost of generating resources at each company within the Southern Company system. These purchases are made in accordance with the IIC or other contractual agreements, as approved by the FERC.
Other Operations and Maintenance Expenses

Second Quarter 2022 vs. Second Quarter 2021		Year-To-Date 2022 vs. Year-To-Date 2021
(change in millions)	(% change)	(change in millions)	(% change)
$28	6.8	$77	9.9
In the second quarter 2022, other operations and maintenance expenses were $441 million compared to $413 million for the corresponding period in 2021. For year-to-date 2022, other operations and maintenance expenses were $852 million compared to $775 million for the corresponding period in 2021. The increases for the second quarter and year-to-date 2022 were primarily due to increases of $11 million and $39 million, respectively, in generation expenses associated with scheduled outages and maintenance and Rate CNP Compliance-related expenses, $9 million and $23 million, respectively, in transmission and distribution expenses primarily associated with line maintenance, and $3 million and $6 million, respectively, in customer service and sales expenses primarily associated with contract services. See Note 2 to the financial statements under "Alabama Power – Rate CNP Compliance" in Item 8 of the Form 10-K for additional information.
Interest Expense, Net of Amounts Capitalized

Second Quarter 2022 vs. Second Quarter 2021		Year-To-Date 2022 vs. Year-To-Date 2021
(change in millions)	(% change)	(change in millions)	(% change)
$7	8.3	$12	7.1
For year-to-date 2022, interest expense, net of amounts capitalized was $180 million compared to $168 million for the corresponding period in 2021. The increase was primarily due to an increase associated with higher average outstanding borrowings. See FINANCIAL CONDITION AND LIQUIDITY – "Sources of Capital" and "Financing Activities" herein for additional information on borrowings.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Income Taxes

Second Quarter 2022 vs. Second Quarter 2021		Year-To-Date 2022 vs. Year-To-Date 2021
(change in millions)	(% change)	(change in millions)	(% change)
$17	16.3	$14	6.6
In the second quarter 2022, income taxes were $121 million compared to $104 million for the corresponding period in 2021. For year-to-date 2022, income taxes were $227 million compared to $213 million for the corresponding period in 2021. The increases were primarily due to higher pre-tax earnings.
Georgia Power
Net Income

Second Quarter 2022 vs. Second Quarter 2021		Year-To-Date 2022 vs. Year-To-Date 2021
(change in millions)	(% change)	(change in millions)	(% change)
$465	325.2	$499	101.0
Georgia Power's net income in the second quarter 2022 was $608 million compared to $143 million for the corresponding period in 2021. For year-to-date 2022 net income was $1.0 billion compared to $0.5 billion for the corresponding period in 2021. The increases were primarily due to increases in retail revenues associated with rates and pricing and warmer weather in Georgia Power's service territory in the second quarter and year-to-date 2022 compared to the corresponding periods in 2021 and decreases of $304 million and $340 million in the second quarter and year-to-date 2022, respectively, in after-tax charges related to the construction of Plant Vogtle Units 3 and 4, partially offset by higher non-fuel operations and maintenance costs.
See Note (B) to the Condensed Financial Statements herein and Note 2 to the financial statements in Item 8 of the Form 10-K under "Georgia Power – Nuclear Construction" for additional information regarding Plant Vogtle Units 3 and 4.
Retail Revenues

Second Quarter 2022 vs. Second Quarter 2021		Year-To-Date 2022 vs. Year-To-Date 2021
(change in millions)	(% change)	(change in millions)	(% change)
$882	43.5	$1,113	29.2
In the second quarter 2022, retail revenues were $2.91 billion compared to $2.03 billion for the corresponding period in 2021. For year-to-date 2022, retail revenues were $4.93 billion compared to $3.81 billion for the corresponding period in 2021.
Details of the changes in retail revenues were as follows:

	Second Quarter 2022		Year-To-Date 2022
	(in millions)	(% change)	(in millions)	(% change)
Retail – prior year	$2,026		$3,813
Estimated change resulting from –
Rates and pricing	231	11.4%	285	7.5%
Sales growth	45	2.2	47	1.2
Weather	72	3.5	91	2.4
Fuel cost recovery	534	26.4	690	18.1
Retail – current year	$2,908	43.5%	$4,926	29.2%

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Revenues associated with changes in rates and pricing increased in the second quarter and year-to-date 2022 when compared to the corresponding periods in 2021. The increases were primarily due to higher contributions from commercial and industrial customers with variable demand-driven pricing, base tariff increases in accordance with the 2019 ARP, and pricing effects associated with residential customer usage. See Note 2 to the financial statements under "Georgia Power – Rate Plans" in Item 8 of the Form 10-K for additional information.
Revenues attributable to changes in sales increased in the second quarter and year-to-date 2022 when compared to the corresponding periods in 2021. Weather-adjusted residential KWH sales increased 2.6% in the second quarter 2022 and were flat year-to-date 2022 and weather-adjusted commercial KWH sales increased 3.2% and 2.7% in the second quarter and year-to-date 2022, respectively, when compared to the corresponding periods in 2021 primarily due to the impacts on customer usage from increased activity outside the home following the expiration of COVID-19 restrictions and customer growth. Weather-adjusted industrial KWH sales increased 3.1% and 3.3% in the second quarter and year-to-date 2022, respectively, when compared to the corresponding periods in 2021 primarily due to increases in the paper and pipeline sectors, partially offset by a decrease in the chemicals sector.
Fuel revenues and costs are allocated between retail and wholesale jurisdictions. Retail fuel cost recovery revenues increased in the second quarter and year-to-date 2022 when compared to the corresponding periods in 2021 due to higher fuel and purchased power costs. Electric rates include provisions to adjust billings for fluctuations in fuel costs, including the energy component of purchased power costs. Under these fuel cost recovery provisions, fuel revenues generally equal fuel expenses and do not affect net income. See Note 2 to the financial statements under "Georgia Power – Fuel Cost Recovery" in Item 8 of the Form 10-K for additional information.
Wholesale Revenues

Second Quarter 2022 vs. Second Quarter 2021		Year-To-Date 2022 vs. Year-To-Date 2021
(change in millions)	(% change)	(change in millions)	(% change)
$28	77.8	$50	62.5
In the second quarter 2022, wholesale revenues were $64 million compared to $36 million for the corresponding period in 2021. For year-to-date 2022, wholesale revenues were $130 million compared to $80 million for the corresponding period in 2021. The increases were primarily due to increases of $28 million and $46 million in the second quarter and year-to-date 2022, respectively, related to the average cost of fuel primarily due to higher natural gas and coal prices. Also contributing to the increase for year-to-date 2022 was a $6 million increase in KWH sales associated with higher market demand.
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

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Other Revenues

Second Quarter 2022 vs. Second Quarter 2021		Year-To-Date 2022 vs. Year-To-Date 2021
(change in millions)	(% change)	(change in millions)	(% change)
$(14)	(8.6)	$(30)	(9.9)
In the second quarter 2022, other revenues were $149 million compared to $163 million for the corresponding period in 2021. For year-to-date 2022, other revenues were $272 million compared to $302 million for the corresponding period in 2021. The decreases for the second quarter and year-to-date 2022 were primarily due to decreases of $12 million and $20 million, respectively, resulting from the termination of a transmission service contract and net decreases of $8 million and $15 million, respectively, in unregulated sales primarily due to the timing of revenue recognition for a large, ongoing power delivery construction and maintenance contract, partially offset by increases associated with more energy conservation projects performed in 2022 and outdoor lighting sales growth. The decreases were also partially offset by increases of $9 million and $10 million, respectively, in open access transmission tariff sales.
Fuel and Purchased Power Expenses

	Second Quarter 2022 vs. Second Quarter 2021		Year-to-Date 2022 vs. Year-to-Date 2021
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$285	83.1	$390	59.5
Purchased power – non-affiliates	102	70.8	108	37.5
Purchased power – affiliates	174	116.8	244	85.6
Total fuel and purchased power expenses	$561		$742
In the second quarter 2022, total fuel and purchased power expenses were $1.20 billion compared to $0.64 billion for the corresponding period in 2021. For year-to-date 2022, total fuel and purchased power expenses were $1.97 billion compared to $1.23 billion for the corresponding period in 2021. The increases for the second quarter and year-to-date 2022 were primarily due to increases of $474 million and $609 million, respectively, related to the average cost of fuel and purchased power and increases of $87 million and $133 million, respectively, related to the volume of KWHs generated and purchased.
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

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Details of Georgia Power's generation and purchased power were as follows:

	Second Quarter 2022	Second Quarter 2021	Year-To-Date 2022	Year-To-Date 2021
Total generation (in billions of KWHs)	15	15	30	30
Total purchased power (in billions of KWHs)	8	7	16	14
Sources of generation (percent) —
Gas	45	46	45	47
Nuclear	27	28	25	27
Coal	24	22	25	22
Hydro and other	4	4	5	4
Cost of fuel, generated (in cents per net KWH) —
Gas	5.10	2.65	4.34	2.62
Coal	3.68	3.09	3.54	3.01
Nuclear	0.76	0.80	0.76	0.79
Average cost of fuel, generated (in cents per net KWH)	3.52	2.21	3.18	2.18
Average cost of purchased power (in cents per net KWH)(*)	8.22	4.77	6.58	4.49
(*)Average cost of purchased power includes fuel purchased by Georgia Power for tolling agreements where power is generated by the provider.
Fuel
In the second quarter 2022, fuel expense was $628 million compared to $343 million for the corresponding period in 2021. The increase was primarily due to increases of 92.5% and 19.1% in the average cost per KWH generated by natural gas and coal, respectively, and an 11.1% increase in the volume of KWHs generated by coal.
For year-to-date 2022, fuel expense was $1.05 billion compared to $0.66 billion for the corresponding period in 2021. The increase was primarily due to increases of 65.6% and 17.6% in the average cost per KWH generated by natural gas and coal, respectively, and a 15.2% increase in the volume of KWHs generated by coal.
Purchased Power – Non-Affiliates
In the second quarter 2022, purchased power expense from non-affiliates was $246 million compared to $144 million for the corresponding period in 2021. For year-to-date 2022, purchased power expense from non-affiliates was $396 million compared to $288 million for the corresponding period in 2021. The increases for the second quarter and year-to-date 2022 were primarily due to increases of 73.9% and 32.7%, respectively, in the volume of KWHs purchased due to higher demand primarily driven by warmer weather in the second quarter 2022 and increases of 17.0% and 16.1%, respectively, in the average cost per KWH purchased primarily due to higher natural gas and coal prices.
Energy purchases from non-affiliates will vary depending on the market prices of wholesale energy as compared to the cost of the Southern Company system's generation, demand for energy within the Southern Company system's electric service territory, and the availability of the Southern Company system's generation.
Purchased Power – Affiliates
In the second quarter 2022, purchased power expense from affiliates was $323 million compared to $149 million for the corresponding period in 2021. For year-to-date 2022, purchased power expense from affiliates was $529 million compared to $285 million for the corresponding period in 2021. The increases for the second quarter and year-to-date 2022 were primarily due to increases of 127.0% and 74.3%, respectively, in the average cost per KWH purchased primarily due to higher natural gas and coal prices. The increase for year-to-date 2022 was also due to an

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
increase of 9.9% in the volume of KWHs purchased due to lower cost Southern Company system resources as compared to available Georgia Power-owned generation.
Energy purchases from affiliates will vary depending on the demand and the availability and cost of generating resources at each company within the Southern Company system. These purchases are made in accordance with the IIC or other contractual agreements, all as approved by the FERC.
Other Operations and Maintenance Expenses

Second Quarter 2022 vs. Second Quarter 2021		Year-To-Date 2022 vs. Year-To-Date 2021
(change in millions)	(% change)	(change in millions)	(% change)
$31	5.7	$76	7.5
In the second quarter 2022, other operations and maintenance expenses were $573 million compared to $542 million for the corresponding period in 2021. The increase was primarily due to increases of $14 million in transmission and distribution expenses primarily associated with line maintenance, $9 million associated with more unregulated energy conservation projects in 2022, $8 million in generation expenses primarily related to non-outage maintenance costs, $8 million in certain compensation and benefit expenses, $7 million in legal and regulatory expenses, and $4 million in amortization of cloud software, partially offset by a decrease of $16 million related to unregulated power delivery construction and maintenance projects.
For year-to-date 2022, other operations and maintenance expenses were $1.09 billion compared to $1.02 billion for the corresponding period in 2021. The increase was primarily due to increases of $49 million in transmission and distribution expenses primarily associated with line maintenance, $27 million in generation expenses primarily related to non-outage maintenance costs, $11 million in certain compensation and benefit expenses, $7 million in legal and regulatory expenses, and $5 million in amortization of cloud software, partially offset by a decrease of $26 million related to unregulated power delivery construction and maintenance projects and $17 million in gains from sales of integrated transmission system assets.
Depreciation and Amortization

Second Quarter 2022 vs. Second Quarter 2021		Year-To-Date 2022 vs. Year-To-Date 2021
(change in millions)	(% change)	(change in millions)	(% change)
$14	4.1	$26	3.8
In the second quarter 2022, depreciation and amortization was $356 million compared to $342 million for the corresponding period in 2021. For year-to-date 2022, depreciation and amortization was $706 million compared to $680 million for the corresponding period in 2021. The increases for the second quarter and year-to-date 2022 were primarily due to additional plant in service and increases of $4 million and $6 million, respectively, in amortization of regulatory assets related to CCR AROs under the terms of the 2019 ARP. See Note 2 to the financial statements in Item 8 of the Form 10-K under "Georgia Power – Rate Plans – 2019 ARP" for additional information on recovery of CCR AROs.
Taxes Other Than Income Taxes

Second Quarter 2022 vs. Second Quarter 2021		Year-To-Date 2022 vs. Year-To-Date 2021
(change in millions)	(% change)	(change in millions)	(% change)
$23	19.5	$30	12.8
In the second quarter 2022, taxes other than income taxes was $141 million compared to $118 million for the corresponding period in 2021. For year-to-date 2022, taxes other than income taxes was $265 million compared to $235 million for the corresponding period in 2021. The increases were primarily due to increases in municipal franchise fees largely related to higher retail revenues.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Estimated Loss on Plant Vogtle Units 3 and 4

Second Quarter 2022 vs. Second Quarter 2021		Year-To-Date 2022 vs. Year-To-Date 2021
(change in millions)	(% change)	(change in millions)	(% change)
$(408)	(88.7)	$(456)	(89.8)
In the second quarter 2022 and 2021, Georgia Power recorded estimated probable losses on Plant Vogtle Units 3 and 4 of $52 million and $460 million, respectively. For year-to-date 2022 and 2021, Georgia Power recorded estimated probable losses on Plant Vogtle Units 3 and 4 totaling $52 million and $508 million, respectively. The losses reflect revisions to the total project capital cost forecast to complete construction and start-up of Plant Vogtle Units 3 and 4. See Note (B) to the Condensed Financial Statements herein and Note 2 to the financial statements in Item 8 of the Form 10-K under "Georgia Power – Nuclear Construction" for additional information.
Interest Expense, Net of Amounts Capitalized

Second Quarter 2022 vs. Second Quarter 2021		Year-To-Date 2022 vs. Year-To-Date 2021
(change in millions)	(% change)	(change in millions)	(% change)
$11	10.4	$14	6.7
In the second quarter 2022, interest expense, net of amounts capitalized was $117 million compared to $106 million for the corresponding period in 2021. For year-to-date 2022, interest expense, net of amounts capitalized was $224 million compared to $210 million for the corresponding period in 2021. The increases were primarily associated with higher average outstanding borrowings. See FINANCIAL CONDITION AND LIQUIDITY – "Sources of Capital" and "Financing Activities" herein for additional information on borrowings.
Other Income (Expense), Net

Second Quarter 2022 vs. Second Quarter 2021		Year-To-Date 2022 vs. Year-To-Date 2021
(change in millions)	(% change)	(change in millions)	(% change)
$12	28.6	$20	24.1
In the second quarter 2022, other income (expense), net was $54 million compared to $42 million for the corresponding period in 2021. For year-to-date 2022, other income (expense), net was $103 million compared to $83 million for the corresponding period in 2021. The increases for the second quarter and year-to-date 2022 were primarily due to increases of $7 million and $10 million, respectively, in customer charges related to contributions in aid of construction and $4 million and $7 million, respectively, in non-service cost-related retirement benefits income. See Note (H) to the Condensed Financial Statements herein for additional information on retirement benefits.
Income Taxes (Benefit)

Second Quarter 2022 vs. Second Quarter 2021		Year-To-Date 2022 vs. Year-To-Date 2021
(change in millions)	(% change)	(change in millions)	(% change)
$214	N/M	$226	N/M
N/M - Not meaningful
In the second quarter 2022, income tax expense was $164 million compared to income tax benefit of $50 million for the corresponding period in 2021. For year-to-date 2022, income tax expense was $194 million compared to income tax benefit of $32 million for the corresponding period in 2021. The increases were primarily due to a reduction in pre-tax earnings largely resulting from higher charges in the second quarter and year-to-date 2021 associated with the construction of Plant Vogtle Units 3 and 4 and an adjustment in the second quarter 2022 related to a prior year state tax credit carryforward. See Note (B) to the Condensed Financial Statements herein and Note 2 to the financial

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
statements in Item 8 of the Form 10-K under "Georgia Power – Nuclear Construction" and Note (G) to the Condensed Financial Statements herein for additional information.
Mississippi Power
Net Income

Second Quarter 2022 vs. Second Quarter 2021		Year-To-Date 2022 vs. Year-To-Date 2021
(change in millions)	(% change)	(change in millions)	(% change)
$7	18.4	$4	4.8
Mississippi Power's net income in the second quarter 2022 was $45 million compared to $38 million for the corresponding period in 2021. For year-to-date 2022, net income was $87 million compared to $83 million for the corresponding period in 2021. The increases were primarily due to an increase in revenues, partially offset by an increase in operations and maintenance expenses. The year-to-date increase was also partially offset by an increase in income taxes.
Retail Revenues

Second Quarter 2022 vs. Second Quarter 2021		Year-To-Date 2022 vs. Year-To-Date 2021
(change in millions)	(% change)	(change in millions)	(% change)
$33	15.1	$47	11.1
In the second quarter 2022, retail revenues were $252 million compared to $219 million for the corresponding period in 2021. For year-to-date 2022, retail revenues were $469 million compared to $422 million for the corresponding period in 2021.
Details of the changes in retail revenues were as follows:

	Second Quarter 2022		Year-To-Date 2022
	(in millions)	(% change)	(in millions)	(% change)
Retail – prior year	$219		$422
Estimated change resulting from –
Rates and pricing	2	0.9%	5	1.2%
Sales growth	2	0.9	4	0.9
Weather	9	4.1	7	1.7
Fuel and other cost recovery	20	9.1	31	7.3
Retail – current year	$252	15.0%	$469	11.1%
Revenues associated with changes in rates and pricing increased in the second quarter and year-to-date 2022 when compared to the corresponding periods in 2021 primarily due to new PEP rates that became effective for the first billing cycle of April 2022, partially offset by a decrease in revenues associated with a tolling arrangement. See Note 2 to the financial statements under "Mississippi Power – Performance Evaluation Plan" in Item 8 of the Form 10-K for additional information.
Revenues attributable to changes in sales increased in the second quarter and year-to-date 2022 when compared to the corresponding periods in 2021. Weather-adjusted residential KWH sales decreased 0.4% in the second quarter 2022 when compared to the corresponding period in 2021 due to a decrease in customer usage. Weather-adjusted residential KWH sales increased 0.2% for year-to-date 2022 when compared to the corresponding period in 2021 due to customer growth. Weather-adjusted commercial KWH sales increased 1.2% and 2.0% in the second quarter and year-to-date 2022, respectively, when compared to the corresponding periods in 2021 due to customer growth. Industrial KWH sales increased 3.4% and 1.8% in the second quarter and year-to-date 2022, respectively, when

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
compared to the corresponding periods in 2021 primarily due to increases in the petroleum, pipeline, and transportation sectors.
Fuel and other cost recovery revenues increased in the second quarter and year-to-date 2022 when compared to the corresponding periods in 2021 primarily as a result of higher recoverable fuel costs. Recoverable fuel costs include fuel and purchased power expenses reduced by the fuel portion of wholesale revenues from energy sold to customers outside Mississippi Power's service territory. Electric rates include provisions to adjust billings for fluctuations in fuel costs, including the energy component of purchased power costs. Under these provisions, fuel revenues generally equal fuel expenses, including the energy component of purchased power costs, and do not affect net income. See Note 2 to the financial statements in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements herein under "Mississippi Power" for additional information.
Wholesale Revenues – Non-Affiliates

Second Quarter 2022 vs. Second Quarter 2021		Year-To-Date 2022 vs. Year-To-Date 2021
(change in millions)	(% change)	(change in millions)	(% change)
$9	16.7	$14	12.0
In the second quarter 2022, wholesale revenues from sales to non-affiliates were $63 million compared to $54 million for the corresponding period in 2021. For year-to-date 2022, wholesale revenues from sales to non-affiliates were $131 million compared to $117 million for the corresponding period in 2021. The increases were primarily due to higher fuel costs and an increase in base revenue from MRA customers primarily due to warmer weather in 2022.
Wholesale revenues from sales to non-affiliates will vary depending on fuel prices, the market prices of wholesale energy compared to the cost of Mississippi Power's and the Southern Company system's generation, demand for energy within the Southern Company system's electric service territory, and the availability of the Southern Company system's generation. Increases and decreases in energy revenues that are driven by fuel prices are accompanied by an increase or decrease in fuel costs and do not have a significant impact on net income. In addition, Mississippi Power provides service under long-term contracts with rural electric cooperative associations and municipalities located in southeastern Mississippi under cost-based electric tariffs which are subject to regulation by the FERC. See Note 2 to the financial statements under "Mississippi Power" in Item 8 of the Form 10-K for additional information. See Note (B) to the Condensed Financial Statements under "Mississippi Power – Municipal and Rural Associations Tariff" herein for additional information.
Wholesale Revenues – Affiliates

Second Quarter 2022 vs. Second Quarter 2021		Year-To-Date 2022 vs. Year-To-Date 2021
(change in millions)	(% change)	(change in millions)	(% change)
$82	N/M	$92	N/M
N/M - Not meaningful
In the second quarter 2022, wholesale revenues from sales to affiliates were $107 million compared to $25 million for the corresponding period in 2021. The increase was primarily due to increases of $69 million associated with higher fuel prices, primarily driven by natural gas, and $13 million associated with higher KWH sales due to lower cost resources as compared to the available affiliate company generation.
For year-to-date 2022, wholesale revenues from sales to affiliates were $149 million compared to $57 million for the corresponding period in 2021. The increase was primarily due to increases of $84 million associated with higher fuel prices, primarily driven by natural gas, and $7 million associated with higher KWH sales due to lower cost resources as compared to the available affiliate company generation.

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
Other Revenues

Second Quarter 2022 vs. Second Quarter 2021		Year-To-Date 2022 vs. Year-To-Date 2021
(change in millions)	(% change)	(change in millions)	(% change)
$7	N/M	$6	42.9
N/M - Not meaningful
In the second quarter 2022, other revenues were $12 million compared to $5 million for the corresponding period in 2021. For year-to-date 2022, other revenues were $20 million compared to $14 million for the corresponding period in 2021. The increases were primarily due to a $5 million increase in unregulated sales associated with power delivery construction and maintenance projects and outdoor lighting.
Fuel and Purchased Power Expenses

	Second Quarter 2022 vs. Second Quarter 2021		Year-to-Date 2022 vs. Year-to-Date 2021
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$105	116.0	$130	67.9
Purchased power	—	1.9	1	6.8
Total fuel and purchased power expenses	$105		$131
In the second quarter 2022, total fuel and purchased power expenses were $207 million compared to $102 million for the corresponding period in 2021. The increase was due to a $92 million increase in the average cost of fuel and purchased power and a $13 million net increase associated with the volume of KWHs generated and purchased.
For year-to-date 2022, total fuel and purchased power expenses were $339 million compared to $208 million for the corresponding period in 2021. The increase was primarily due to a $126 million increase in the average cost of fuel and purchased power and a $5 million net increase associated with the volume of KWHs generated and purchased.
Fuel and purchased power energy transactions do not have a significant impact on earnings since energy expenses are generally offset by energy revenues through Mississippi Power's fuel cost recovery clause.
Details of Mississippi Power's generation and purchased power were as follows:

	Second Quarter 2022	Second Quarter 2021	Year-To-Date 2022	Year-To-Date 2021
Total generation (in millions of KWHs)	4,483	3,813	8,557	8,137
Total purchased power (in millions of KWHs)	166	317	286	438
Sources of generation (percent) –
Gas	88	91	90	91
Coal	12	9	10	9
Cost of fuel, generated (in cents per net KWH) –
Gas	4.73	2.50	4.04	2.45
Coal	3.95	3.06	3.86	3.12
Average cost of fuel, generated (in cents per net KWH)	4.63	2.56	4.02	2.52
Average cost of purchased power (in cents per net KWH)	6.57	3.38	5.72	3.57

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Fuel
In the second quarter 2022, fuel expense was $196 million compared to $91 million for the corresponding period in 2021. The increase was due to an 89.2% increase in the average cost of natural gas per KWH generated, a 29.1% increase in the average cost of coal per KWHs generated, a 52.1% increase in the volume of KWHs generated by coal, and a 16.0% increase in the volume of KWHs generated by natural gas.
For year-to-date 2022, fuel expense was $322 million compared to $192 million for the corresponding period in 2021. The increase was due to a 64.9% increase in the average cost of natural gas per KWH generated, a 23.7% increase in the average cost of coal per KWHs generated, a 15.5% increase in the volume of KWHs generated by coal, and a 4.2% increase in the volume of KWHs generated by natural gas.
Other Operations and Maintenance Expenses

Second Quarter 2022 vs. Second Quarter 2021		Year-To-Date 2022 vs. Year-To-Date 2021
(change in millions)	(% change)	(change in millions)	(% change)
$15	19.7	$23	16.0
In the second quarter 2022, other operations and maintenance expenses were $91 million compared to $76 million for the corresponding period in 2021. The increase was due to increases of $5 million related to unregulated construction and maintenance contracts, $3 million associated with storm reserve accruals, and $3 million in transmission and distribution expenses primarily associated with line maintenance.
For year-to-date 2022, other operations and maintenance expenses were $167 million compared to $144 million for the corresponding period in 2021. The increase was primarily due to increases of $6 million in transmission and distribution expenses primarily associated with line maintenance, $5 million related to unregulated construction and maintenance contracts, $4 million associated with storm reserve accruals, and $4 million associated with the Kemper County energy facility (primarily related to lower salvage proceeds in 2022 as compared to 2021).
See Note 2 to the financial statements in Item 8 of the Form 10-K under "Mississippi Power – System Restoration Rider" for additional information on storm reserve accruals.
Income Taxes

Second Quarter 2022 vs. Second Quarter 2021		Year-To-Date 2022 vs. Year-To-Date 2021
(change in millions)	(% change)	(change in millions)	(% change)
$4	50.0	$8	66.7
For year-to-date 2022, income taxes were $20 million compared to $12 million for the corresponding period in 2021. A reduction in the flowback of excess deferred income taxes associated with new PEP rates that became effective in April 2022 contributed $5 million to the increase, which also reflects $3 million due to higher pre-tax earnings. See Note (G) to the Condensed Financial Statements herein for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Southern Power
Net Income Attributable to Southern Power

Second Quarter 2022 vs. Second Quarter 2021		Year-To-Date 2022 vs. Year-To-Date 2021
(change in millions)	(% change)	(change in millions)	(% change)
$62	172.2	$37	27.8
Net income attributable to Southern Power in the second quarter 2022 was $98 million compared to $36 million for the corresponding period in 2021. Net income attributable to Southern Power for year-to-date 2022 was $170 million compared to $133 million for the corresponding period in 2021.The increases were primarily due to higher revenues driven by higher market prices of energy and new natural gas PPAs, as well as higher HLBV income associated with tax equity partnerships. The year-to-date increase was partially offset by gains from the contributions of wind turbine equipment to various equity method investments in the first quarter 2021.
Operating Revenues

Second Quarter 2022 vs. Second Quarter 2021		Year-To-Date 2022 vs. Year-To-Date 2021
(change in millions)	(% change)	(change in millions)	(% change)
$409	83.5	$508	54.6
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

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Operating Revenues Details
Details of Southern Power's operating revenues were as follows:

	Second Quarter 2022	Second Quarter 2021	Year-To-Date 2022	Year-To-Date 2021
	(in millions)
PPA capacity revenues	$109	$96	$214	$192
PPA energy revenues	579	296	921	541
Total PPA revenues	688	392	1,135	733
Non-PPA revenues	202	93	286	188
Other revenues	9	5	17	9
Total operating revenues	$899	$490	$1,438	$930
In the second quarter 2022, total operating revenues were $899 million, reflecting a $409 million, or 83%, increase from the corresponding period in 2021. The increase in operating revenues was primarily due to the following:
•PPA capacity revenues increased $13 million, or 14%, primarily due to new natural gas PPAs and increased capacity sales under existing natural gas PPAs, partially offset by the contractual expiration of natural gas PPAs.
•PPA energy revenues increased $283 million, or 96%, primarily due to a $212 million increase in sales under existing natural gas PPAs resulting from a $171 million increase in the price of fuel and purchased power and a $41 million increase in the volume of KWHs sold. Also contributing to the increase was a $77 million increase in sales associated with new natural gas PPAs.
•Non-PPA revenues increased $109 million, or 117%, primarily due to a $124 million increase in the market price of energy, partially offset by a $16 million decrease in the volume of KWHs sold through short-term sales.
For year-to-date 2022, total operating revenues were $1.4 billion, reflecting a $508 million, or 55%, increase from the corresponding period in 2021. The increase in operating revenues was primarily due to the following:
•PPA capacity revenues increased $22 million, or 11%, primarily due to new natural gas PPAs and increased capacity sales under existing natural gas PPAs, partially offset by the contractual expiration of natural gas PPAs.
•PPA energy revenues increased $380 million, or 70%, primarily due to a $271 million increase in sales under existing natural gas PPAs resulting from a $207 million increase in the price of fuel and purchased power and a $64 million increase in the volume of KWHs sold. Also contributing to the increase was a $124 million increase in sales associated with new natural gas PPAs, partially offset by a $17 million decrease due to the contractual expiration of natural gas PPAs.
•Non-PPA revenues increased $98 million, or 52%, primarily due to a $129 million increase in the market price of energy, partially offset by a $29 million decrease in the volume of KWHs sold through short-term sales.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Fuel and Purchased Power Expenses
Details of Southern Power's generation and purchased power were as follows:

	Second Quarter 2022	Second Quarter 2021	Year-To-Date 2022	Year-To-Date 2021
	(in billions of KWHs)
Generation	12.8	10.3	23.9	19.7
Purchased power	0.7	0.7	1.1	1.3
Total generation and purchased power	13.5	11.0	25.0	21.0

Total generation and purchased power (excluding solar, wind, fuel cells, and tolling agreements)	7.5	6.3	14.4	12.4
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
Details of Southern Power's fuel and purchased power expenses were as follows:

	Second Quarter 2022 vs. Second Quarter 2021		Year-to-Date 2022 vs. Year-to-Date 2021
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$297	212.1	$388	138.1
Purchased power	43	172.0	43	93.5
Total fuel and purchased power expenses	$340		$431
In the second quarter 2022, total fuel and purchased power expenses increased $340 million, or 206%, compared to the corresponding period in 2021. Fuel expense increased $297 million due to a $266 million increase associated with the average cost of fuel and a $31 million increase associated with the volume of KWHs generated. Purchased power expense increased $43 million primarily due to an increase in the average cost of purchased power.
For year-to-date 2022, total fuel and purchased power expenses increased $431 million, or 132%, compared to the corresponding period in 2021. Fuel expense increased $388 million due to a $333 million increase associated with the average cost of fuel and a $55 million increase associated with the volume of KWHs generated. Purchased power expense increased $43 million primarily due to an increase in the average cost of purchased power.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Gain on Dispositions, Net

Second Quarter 2022 vs. Second Quarter 2021		Year-To-Date 2022 vs. Year-To-Date 2021
(change in millions)	(% change)	(change in millions)	(% change)
$—	—	$(37)	(94.9)
For year-to-date 2022, gain on dispositions, net was $2 million compared to $39 million for the corresponding period in 2021. The decrease primarily resulted from gains associated with contributions of wind turbine equipment to various equity method investments in the first quarter 2021. See Note 15 to the financial statements under "Southern Power – Development Projects" in Item 8 of the Form 10-K and Note (E) to the Condensed Financial Statements under "Southern Power" herein for additional information.
Income Taxes (Benefit)

Second Quarter 2022 vs. Second Quarter 2021		Year-To-Date 2022 vs. Year-To-Date 2021
(change in millions)	(% change)	(change in millions)	(% change)
$27	N/M	$24	N/M
N/M - Not meaningful
In the second quarter 2022, income tax expense was $25 million compared to a benefit of $2 million for the corresponding period in 2021. The change was primarily due to higher pre-tax earnings, partially offset by higher wind PTCs.
For year-to-date 2022, income tax expense was $13 million compared to a benefit of $11 million for the corresponding period in 2021. The change was primarily due to higher pre-tax earnings for year-to-date 2022 and a change in state apportionment methodology resulting from tax legislation enacted by the State of Alabama in the first quarter 2021, partially offset by higher wind PTCs for year-to-date 2022.
Net Loss Attributable to Noncontrolling Interests

Second Quarter 2022 vs. Second Quarter 2021		Year-To-Date 2022 vs. Year-To-Date 2021
(change in millions)	(% change)	(change in millions)	(% change)
$22	N/M	$34	103.0
N/M - Not meaningful
In the second quarter 2022, net loss attributable to noncontrolling interests was $22 million compared to an immaterial loss for the corresponding period in 2021. For year-to-date 2022, net loss attributable to noncontrolling interests was $67 million compared to $33 million for the corresponding period in 2021. The increased losses attributable to noncontrolling interests were primarily due to higher HLBV loss allocations to tax equity partners, partially offset by higher income allocations to equity partners.
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
Net Income

Second Quarter 2022 vs. Second Quarter 2021		Year-To-Date 2022 vs. Year-To-Date 2021
(change in millions)	(% change)	(change in millions)	(% change)
$180	N/M	$100	30.0
N/M - Not meaningful
In the second quarter 2022, net income was $115 million compared to a net loss of $65 million for the corresponding period in 2021. The second quarter 2021 results include $112 million of net loss from Sequent, which was sold on July 1, 2021. Net income increased $59 million at gas pipeline investments primarily as a result of a 2021 impairment charge related to the PennEast pipeline project and $12 million at gas distribution operations primarily due to base rate increases and continued investment in infrastructure replacement.
For year-to-date 2022, net income was $433 million compared to $333 million for the corresponding period in 2021. Net income increased $59 million at gas pipeline investments as a result of a 2021 impairment charge related to the PennEast pipeline project, $43 million at gas distribution operations primarily due to base rate increases and continued investment in infrastructure replacement, and $5 million at gas marketing services primarily related to higher commodity prices and higher sales to commercial customers. The year-to-date 2021 results also included $14 million of net income from Sequent, which was sold on July 1, 2021.
See Notes 2, 7, and 15 to the financial statements under "Southern Company Gas" in Item 8 of the Form 10-K for additional information.
Natural Gas Revenues, including Alternative Revenue Programs

Second Quarter 2022 vs. Second Quarter 2021		Year-To-Date 2022 vs. Year-To-Date 2021
(change in millions)	(% change)	(change in millions)	(% change)
$406	60.0	$769	32.4
In the second quarter 2022, natural gas revenues, including alternative revenue programs, were $1.1 billion compared to $677 million for the corresponding period in 2021. For year-to-date 2022, natural gas revenues, including alternative revenue programs, were $3.1 billion compared to $2.4 billion for the corresponding period in 2021.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Details of the changes in natural gas revenues, including alternative revenue programs, were as follows:

	Second Quarter 2022		Year-To-Date 2022
	(in millions)	(% change)	(in millions)	(% change)
Natural gas revenues – prior year	$677		$2,371
Estimated change resulting from –
Infrastructure replacement programs and base rate changes	46	6.8%	132	5.6%
Gas costs and other cost recovery	239	35.3	783	33.0
Gas marketing services	(5)	(0.7)	13	0.5
Wholesale gas services	110	16.2	(187)	(7.9)
Other	16	2.4	28	1.2
Natural gas revenues – current year	$1,083	60.0%	$3,140	32.4%
Revenues from infrastructure replacement programs and base rate changes increased in the second quarter and year-to-date 2022 compared to the corresponding periods in 2021 primarily due to rate increases at Nicor Gas, Atlanta Gas Light, and Chattanooga Gas and continued investment in infrastructure replacement. See Note 2 to the financial statements under "Southern Company Gas – Rate Proceedings" in Item 8 of the Form 10-K for additional information.
Revenues associated with gas costs and other cost recovery increased in the second quarter and year-to-date 2022 compared to the corresponding periods in 2021 primarily due to higher volumes of natural gas sold and higher natural gas cost recovery. See "Cost of Natural Gas" herein for additional information. Revenue impacts from weather and customer growth are described further below.
Revenues from gas marketing services decreased in the second quarter 2022 compared to the corresponding period in 2021 due to unrealized hedge losses and warmer weather in the second quarter 2022. Revenues from gas marketing services increased for year-to-date 2022 compared to the corresponding period in 2021 due to higher commodity prices and higher sales to commercial customers.
The changes in revenues related to wholesale gas services were due to the sale of Sequent on July 1, 2021. See Note 15 to the financial statements under "Southern Company Gas" in Item 8 of the Form 10-K for additional information.
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

	Second Quarter			2022 vs. normal	2022 vs. 2021	Year-to-Date			2022 vs. normal	2022 vs. 2021
	Normal(*)	2022	2021	(warmer)	(warmer)	Normal(*)	2022	2021	colder (warmer)	colder (warmer)
	(in thousands)					(in thousands)
Illinois	645	620	634	(3.9)%	(2.2)%	3,644	3,627	3,580	(0.5)%	1.3%
Georgia	126	110	142	(12.7)%	(22.5)%	1,428	1,361	1,396	(4.7)%	(2.5)%
(*)Normal represents the 10-year average from January 1, 2012 through June 30, 2021 for Illinois at Chicago Midway International Airport and for Georgia at Atlanta Hartsfield-Jackson International Airport, based on information obtained from the National Oceanic and Atmospheric Administration, National Climatic Data Center.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
The following table provides the number of customers served by Southern Company Gas at June 30, 2022 and 2021:

	June 30,
	2022	2021	2022 vs. 2021
	(in thousands, except market share %)		(% change)
Gas distribution operations	4,314	4,300	0.3%
Gas marketing services
Energy customers(*)	610	612	(0.3)%
Market share of energy customers in Georgia	28.6%	29.1%
(*)Gas marketing services' customers are primarily located in Georgia and Illinois.
Southern Company Gas anticipates customer growth and uses a variety of targeted marketing programs to attract new customers and to retain existing customers.
Cost of Natural Gas

Second Quarter 2022 vs. Second Quarter 2021		Year-To-Date 2022 vs. Year-To-Date 2021
(change in millions)	(% change)	(change in millions)	(% change)
$221	95.7	$732	89.9
Excluding Atlanta Gas Light, which does not sell natural gas to end-use customers, natural gas distribution rates include provisions to adjust billings for fluctuations in natural gas costs. Therefore, gas costs recovered through natural gas revenues generally equal the amount expensed in cost of natural gas and do not affect net income from gas distribution operations. Cost of natural gas at gas distribution operations represented 88% and 89% of the total cost of natural gas in the second quarter and year-to-date 2022, respectively. See MANAGEMENT'S DISCUSSION AND ANALYSIS – RESULTS OF OPERATIONS – "Southern Company Gas – Cost of Natural Gas" in Item 7 of the Form 10-K and "Natural Gas Revenues, including Alternative Revenue Programs" herein for additional information.
In the second quarter 2022, cost of natural gas was $452 million compared to $231 million for the corresponding period in 2021. For year-to-date 2022, cost of natural gas was $1.5 billion compared to $814 million for the corresponding period in 2021. The increases reflect higher gas cost recovery as a result of increases of 153.2% and 119.4% in natural gas prices in the second quarter and year-to-date 2022, respectively, compared to the corresponding periods in 2021.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
The following table details the volumes of natural gas sold during all periods presented.

	Second Quarter		2022 vs. 2021	Year-to-Date		2022 vs. 2021
	2022	2021		2022	2021
Gas distribution operations (mmBtu in millions)
Firm	111	103	7.8%	415	391	6.1%
Interruptible	22	23	(4.3)	47	50	(6.0)
Total	133	126	5.6%	462	441	4.8%
Wholesale gas services (mmBtu in millions/day)
Daily physical sales(*)	—	6.1	(100.0)%	—	6.6	(100.0)%
Gas marketing services (mmBtu in millions)
Firm:
Georgia	5	4	25.0%	21	23	(8.7)%
Illinois	1	1	—	4	5	(20.0)
Other	3	2	50.0	7	8	(12.5)
Interruptible large commercial and industrial	3	3	—	7	7	—
Total	12	10	20.0%	39	43	(9.3)%
(*)As a result of the sale of Sequent, wholesale gas services had no sales in the second quarter and year-to-date 2022. See Note 15 to the financial statements under "Southern Company Gas" in Item 8 of the Form 10-K for additional information.
Other Operations and Maintenance Expenses

Second Quarter 2022 vs. Second Quarter 2021		Year-To-Date 2022 vs. Year-To-Date 2021
(change in millions)	(% change)	(change in millions)	(% change)
$33	14.2	$38	7.1
In the second quarter 2022, other operations and maintenance expenses were $266 million compared to $233 million for the corresponding period in 2021. Other operations and maintenance expenses increased approximately $37 million excluding expenses related to Sequent in the second quarter 2021. The increase was primarily due to higher compensation and benefit expenses and higher expenses passed through directly to customers primarily related to bad debt at gas distribution operations.
For year-to-date 2022, other operations and maintenance expenses were $570 million compared to $532 million for the corresponding period in 2021. Excluding $53 million of expenses related to Sequent for year-to-date 2021, other operations and maintenance expenses increased approximately $91 million. The increase was primarily due to increases of $33 million in compensation and benefit expenses, $24 million in expenses passed through directly to customers primarily related to bad debt at gas distribution operations, $16 million in technology-related costs, $8 million in customer accounts expenses, and $7 million in expenses primarily related to higher fuel costs.
Depreciation and Amortization

Second Quarter 2022 vs. Second Quarter 2021		Year-To-Date 2022 vs. Year-To-Date 2021
(change in millions)	(% change)	(change in millions)	(% change)
$5	3.8	$12	4.6
For year-to-date 2022, depreciation and amortization was $275 million compared to $263 million for the corresponding period in 2021. The increase was primarily due to continued infrastructure investments at the natural gas distribution utilities.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Taxes Other Than Income Taxes

Second Quarter 2022 vs. Second Quarter 2021		Year-To-Date 2022 vs. Year-To-Date 2021
(change in millions)	(% change)	(change in millions)	(% change)
$13	26.5	$33	25.4
In the second quarter 2022, taxes other than income taxes were $62 million compared to $49 million for the corresponding period in 2021. For year-to-date 2022, taxes other than income taxes were $163 million compared to $130 million for the corresponding period in 2021. The increases primarily reflect an increase in revenue tax expenses as a result of higher natural gas revenues at Nicor Gas. These revenue tax expenses are passed directly to customers and have no impact on net income.
Earnings (Loss) from Equity Method Investments

Second Quarter 2022 vs. Second Quarter 2021		Year-To-Date 2022 vs. Year-To-Date 2021
(change in millions)	(% change)	(change in millions)	(% change)
$83	159.6	$82	N/M
N/M - Not meaningful
In the second quarter 2022, earnings from equity method investments were $31 million compared to a loss of $52 million for the corresponding period in 2021. For year-to-date 2022, earnings from equity method investments were $71 million compared to a loss of $11 million for the corresponding period in 2021. The changes were primarily due to a pre-tax impairment charge of $82 million recorded in the second quarter 2021 related to the PennEast Pipeline project. See Note 7 to the financial statements under "Southern Company Gas" in Item 8 of the Form 10-K and Note (E) to the Condensed Financial Statements herein under "Southern Company Gas" for additional information.
Other Income (Expense), Net

Second Quarter 2022 vs. Second Quarter 2021		Year-To-Date 2022 vs. Year-To-Date 2021
(change in millions)	(% change)	(change in millions)	(% change)
$30	214.3	$110	141.0
In the second quarter 2022, other income (expense), net was $16 million of income compared to $14 million of expense for the corresponding period in 2021. For year-to-date 2022, other income (expense), net was $32 million of income compared to $78 million of expense for the corresponding period in 2021. The changes were largely due to charitable contributions of $26 million and $101 million in the second quarter and year-to-date 2021, respectively.
Income Taxes (Benefit)

Second Quarter 2022 vs. Second Quarter 2021		Year-To-Date 2022 vs. Year-To-Date 2021
(change in millions)	(% change)	(change in millions)	(% change)
$65	224.1	$42	45.7
In the second quarter 2022, income tax expense was $36 million compared to income tax benefit of $29 million for the corresponding period in 2021. The change was primarily due to the pre-tax impairment charge at gas pipeline investments in 2021 related to the PennEast Pipeline project, a pre-tax loss at wholesale gas services in the second quarter 2021, and higher pre-tax earnings primarily at gas distribution operations.
For year-to-date 2022, income taxes were $134 million compared to $92 million for the corresponding period in 2021. The increase was primarily due to the pre-tax impairment charge at gas pipeline investments in 2021 related to the PennEast Pipeline project and higher pre-tax earnings primarily at gas distribution operations.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
See Note 7 to the financial statements under "Southern Company Gas" in Item 8 of the Form 10-K for additional information on the impairment charge related to the PennEast Pipeline project.
Segment Information
Operating revenues, operating expenses, and net income (loss) for each segment are provided in the table below. See Note (L) to the Condensed Financial Statements under "Southern Company Gas" herein for additional information.

	2022			2021
	Operating Revenues	Operating Expenses	Net Income (Loss)	Operating Revenues	Operating Expenses	Net Income (Loss)
	(in millions)			(in millions)
Second Quarter
Gas distribution operations	$980	$819	$92	$710	$564	$80
Gas pipeline investments	8	2	23	8	3	(36)
Wholesale gas services(*)	—	—	—	(110)	11	(112)
Gas marketing services	92	90	1	64	54	6
All other	10	14	(1)	11	20	(3)
Intercompany eliminations	(7)	(7)	—	(6)	(6)	—
Consolidated	$1,083	$918	$115	$677	$646	$(65)

Year-to-Date
Gas distribution operations	$2,782	$2,293	$306	$1,910	$1,477	$263
Gas pipeline investments	16	5	52	16	6	(7)
Wholesale gas services(*)	—	—	—	188	67	14
Gas marketing services	335	240	67	259	174	62
All other	26	35	8	18	35	1
Intercompany eliminations	(19)	(19)	—	(20)	(20)	—
Consolidated	$3,140	$2,554	$433	$2,371	$1,739	$333
(*)As a result of the sale of Sequent, wholesale gas services is no longer a reportable segment for the second quarter and year-to-date 2022. See Note 15 to the financial statements under "Southern Company Gas" in Item 8 of the Form 10-K for additional information.
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

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
In the second quarter and year-to-date 2022, net income increased $12 million, or 15.0%, and $43 million, or 16.3%, respectively, when compared to the corresponding periods in 2021, as described further below:
•Operating revenues increased $270 million and $872 million, respectively, when compared to the corresponding periods in 2021 primarily due to higher gas cost recovery, rate increases, and continued investment in infrastructure replacement. Gas costs recovered through natural gas revenues generally equal the amount expensed in cost of natural gas.
•Operating expenses increased $255 million and $816 million, respectively, when compared to the corresponding periods in 2021 primarily due to increases of $195 million and $673 million, respectively, in the cost of gas as a result of higher natural gas prices and higher volumes sold compared to 2021, higher compensation expenses, and higher depreciation resulting from additional assets placed in service. The increase in operating expenses also includes higher costs passed through directly to customers, primarily related to bad debt expenses and revenue taxes.
•Other income and (expense) increased $4 million and $9 million, respectively, when compared to the corresponding periods in 2021, primarily due to an increase in non-service cost-related retirement benefits income. See Note (H) to the Condensed Financial Statements herein for additional information.
•Interest expense, net of amounts capitalized increased $3 million and $6 million, respectively, when compared to the corresponding periods in 2021 primarily due to additional debt issued to finance continued investments. See FINANCIAL CONDITION AND LIQUIDITY – "Sources of Capital" and "Financing Activities" herein for additional information on borrowings.
•Income taxes increased $4 million and $16 million, respectively, when compared to the corresponding periods in 2021 primarily due to higher pre-tax earnings.
Gas Pipeline Investments
Gas pipeline investments consists primarily of joint ventures in natural gas pipeline investments including SNG, Dalton Pipeline, and PennEast Pipeline. See Note (E) to the Condensed Financial Statements under "Southern Company Gas" herein for additional information.
Net income increased $59 million for both the second quarter and year-to-date 2022 when compared to the corresponding periods in 2021. The increases were primarily due to a pre-tax impairment charge of $82 million ($58 million after tax) in the second quarter 2021 related to the equity method investment in the PennEast Pipeline project. See Note 7 to the financial statements under "Southern Company Gas" in Item 8 of the Form 10-K for additional information.
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
In the second quarter 2022, net income decreased $5 million, or 83.3%, when compared to the corresponding period in 2021. The decrease was primarily due to an increase of $36 million in operating expenses primarily due to $32 million in higher cost of gas, largely offset by a related increase of $28 million in operating revenues.
For year-to-date 2022, net income increased $5 million, or 8.1%, when compared to the corresponding period in 2021. The increase was primarily due to a $76 million increase in operating revenues as a result of higher commodity prices and higher sales to commercial customers, partially offset by a $66 million increase in operating expenses primarily due to higher cost of natural gas and an increase of $5 million in income taxes as a result of higher pre-tax earnings.

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
For year-to-date 2022, net income increased $7 million when compared to the corresponding period in 2021. Operating revenues increased $8 million primarily related to higher demand fees and favorable hedge gains at the natural gas storage businesses and higher sales from the renewable natural gas business.
FUTURE EARNINGS POTENTIAL
Each Registrant's results of operations are not necessarily indicative of its future earnings potential. The level of the Registrants' future earnings depends on numerous factors that affect the opportunities, challenges, and risks of the Registrants' primary businesses of selling electricity and/or distributing natural gas, as described further herein.
For the traditional electric operating companies, these factors include the ability to maintain constructive regulatory environments that allow for the timely recovery of prudently-incurred costs during a time of increasing costs, including those related to projected long-term demand growth, stringent environmental standards, including CCR rules, safety, system reliability and resiliency, fuel, restoration following major storms, and capital expenditures, including constructing new electric generating plants and expanding and improving the transmission and distribution systems; continued customer growth; and the trends of higher inflation and reduced electricity usage per customer, especially in residential and commercial markets. For Georgia Power, completing construction of Plant Vogtle Units 3 and 4 and the related cost recovery proceedings is another major factor.
Earnings in the electricity business will also depend upon maintaining and growing sales, considering, among other things, the adoption and/or penetration rates of increasingly energy-efficient technologies and increasing volumes of electronic commerce transactions, which could contribute to a net reduction in customer usage.
Global and U.S. economic conditions have been significantly affected by a series of demand and supply shocks that caused a global and national economic recession in 2020. The drivers, speed, and depth of the 2020 economic contraction were unprecedented and continue to reduce energy demand across the Southern Company system's service territory, primarily in the commercial class. Retail electric revenues attributable to changes in sales increased in the first half of 2022 when compared to the corresponding period in 2021 primarily due to the normalization of economic activity; however, total retail electric sales for the Southern Company system continued to be negatively impacted by the COVID-19 pandemic when compared to pre-pandemic trends. Most prominently, the COVID-19 pandemic has negatively impacted global supply chains and business operations as suppliers continue to experience difficulties keeping up with strong demand for factory goods, which is being driven by low business inventories. In addition, rising inflation in 2021 and 2022 has resulted in increasing costs for many goods and services. As a result of persistently high inflation, interest rates have been on the rise and are expected to continue rising in the near term. Based on these factors, the probability of the U.S. economy falling into a recession has heightened. The impacts of new COVID-19 variants, responses to the COVID-19 pandemic by both customers and governments, ongoing geopolitical threats, such as the escalation of the Russia-Ukraine war, and the potential of future COVID-19-related lockdowns in Asian markets or elsewhere could further disrupt global supply chains and increase the severity of a possible economic downturn in the Southern Company system's service territory. See RESULTS OF OPERATIONS herein for information on COVID-19-related impacts on energy demand in the Southern Company system's service territory during the first half of 2022.
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
Earnings for both the electricity and natural gas businesses are subject to a variety of other factors. These factors include weather; competition; developing new and maintaining existing energy contracts and associated load requirements with wholesale customers; energy conservation practiced by customers; the use of alternative energy sources by customers; government incentives to reduce overall energy usage; the prices of electricity and natural gas; costs and availability of labor and materials in a time of rising costs, impacted by heightened inflation caused by unprecedented shocks to the broader economy, and supply chain disruptions; and the price elasticity of demand. Demand for electricity and natural gas in the Registrants' service territories is primarily driven by the pace of economic growth or decline that may be affected by changes in regional and global economic conditions, which may impact future earnings.
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

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Environmental Laws and Regulations
Coal Combustion Residuals
On July 20, 2022, Mobile Baykeeper, through its counsel Southern Environmental Law Center, released an advance notice of intent to sue Alabama Power for alleged violations of the Resource Conservation and Recovery Act (RCRA) and regulations governing CCR. Mobile Baykeeper claims that Alabama Power's plan to close the Plant Barry ash pond under the closure-in-place methodology violates regulations governing CCR and the RCRA. Under the RCRA, Mobile Baykeeper is required to give Alabama Power advance notice of intent at least 60 days before filing suit. See Note 6 to the financial statements in Item 8 of the Form 10-K for a discussion of Alabama Power's ARO liabilities related to facilities that are subject to the CCR Rule and the related state rule. The ultimate outcome of this matter cannot be determined at this time.
Global Climate Issues
On June 30, 2022, the U.S. Supreme Court issued an opinion limiting the EPA's authority to regulate greenhouse gas emissions under the Clean Air Act. The Court's review in the case focused on whether the EPA's authority under the Clean Air Act allows the EPA to regulate the electric industry in a manner as broad as the Clean Power Plan (CPP), which was repealed and replaced by the Affordable Clean Energy rule (ACE Rule). The Court held that the generation shifting to lower carbon emitting sources approach in the CPP is not authorized by the Clean Air Act. However, the Court did not decide whether the EPA may adopt measures only applied at the individual electric generating source, which is the basis for the ACE Rule. The EPA has announced its intent to propose a rule for existing power plants pursuant to the Clean Air Act by March 2023. The ultimate impact of the Court's decision cannot be determined at this time.
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
As of June 30, 2022, Georgia Power revised its total project capital cost forecast to $10.5 billion (net of $1.7 billion received under the Guarantee Settlement Agreement and approximately $188 million in related customer refunds). This forecast includes construction contingency of $60 million and is based on projected in-service dates at the end of the first quarter 2023 and the fourth quarter 2023 for Units 3 and 4, respectively.
The projected schedule for Unit 3 primarily depends on the volume and completion of construction remediation work, completion of work packages, including inspection records, and other documentation necessary to submit the remaining ITAACs and begin fuel load, the pace of system and area turnovers, and the progression of startup and other testing. Unit 4's projected schedule primarily depends on Unit 3 progress through fuel load, startup, and testing; overall construction productivity and production levels improving, particularly in electrical installation, including terminations; and appropriate levels of craft laborers, particularly electricians and pipefitters, being added and maintained. Any further delays could result in later in-service dates and cost increases.
During the first half of 2022, established construction contingency totaling $126 million was assigned to the base capital cost forecast for costs primarily associated with construction productivity, the pace of system turnovers, additional craft and support resources, and procurement for Units 3 and 4. Georgia Power also increased its total project capital cost forecast as of June 30, 2022 and recorded a pre-tax charge of $36 million ($27 million after tax) to replenish construction contingency.
Georgia Power and the other Vogtle Owners do not agree on either the starting dollar amount for the determination of cost increases subject to the cost-sharing and tender provisions of the Global Amendments (as defined in Note (B) to the Condensed Financial Statements under "Georgia Power – Nuclear Construction – Joint Owner Contracts"

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
herein) or the extent to which COVID-19-related costs impact those provisions. Georgia Power recorded an additional pre-tax charge to income in the second quarter 2022 of approximately $16 million ($12 million after tax) associated with these cost-sharing and tender provisions, which is included in the total project capital cost forecast. Georgia Power may be required to record further pre-tax charges to income of up to approximately $480 million associated with these provisions based on the current project capital cost forecast. In October 2021, Georgia Power and the other Vogtle Owners entered into an agreement, which was modified on June 3, 2022, to clarify the process for the tender provisions of the Global Amendments to provide for a decision between 120 and 194 days after the tender option is triggered, which the other Vogtle Owners assert occurred on February 14, 2022, and would require the other Vogtle Owners to notify Georgia Power of their intent to exercise their tender options by August 27, 2022. On June 17, 2022 and July 26, 2022, OPC and Dalton, respectively, notified Georgia Power of their purported exercises of their tender options.
The ultimate outcome of these matters cannot be determined at this time. However, any extension of the in-service date beyond the first quarter 2023 for Unit 3 or the fourth quarter 2023 for Unit 4, including the current level of cost sharing described in Note (B) to the Condensed Financial Statements under "Georgia Power – Nuclear Construction" herein, is estimated to result in additional base capital costs for Georgia Power of up to $35 million per month for Unit 3 and $45 million per month for Unit 4, as well as the related AFUDC and any additional related construction, support resources, or testing costs. See Note 2 to the financial statements in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements herein under "Georgia Power – Nuclear Construction" for additional information.
FINANCIAL CONDITION AND LIQUIDITY
Overview
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Overview" in Item 7 of the Form 10-K for additional information. The financial condition of each Registrant remained stable at June 30, 2022. The Registrants intend to continue to monitor their access to short-term and long-term capital markets as well as their bank credit arrangements to meet future capital and liquidity needs. See "Cash Requirements," "Sources of Capital," and "Financing Activities" herein for additional information.
At the end of the second quarter 2022, the market price of Southern Company's common stock was $71.31 per share (based on the closing price as reported on the NYSE) and the book value was $27.03 per share, representing a market-to-book ratio of 264%, compared to $68.58, $26.30, and 261%, respectively, at the end of 2021. Southern Company's common stock dividend for the second quarter 2022 was $0.68 per share compared to $0.66 per share in the second quarter 2021.
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
Sources of Capital
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Sources of Capital" in Item 7 of the Form 10-K for additional information. Southern Company intends to meet its future capital needs through operating cash flows, borrowings from financial institutions, and debt and equity issuances. Equity capital can be provided from any combination of Southern Company's stock plans, private placements, or public offerings. With the exception of the settlement on August 1, 2022 of stock purchase contracts associated with its equity units, Southern Company does not expect to issue any equity in the capital markets through 2026, but may issue equity through its stock plans during this time. See Note 8 to the financial statements in Item 8 of the Form 10-K and Note (F) to the Condensed Financial Statements herein under "Equity Units" for additional information.
The Subsidiary Registrants plan to obtain the funds to meet their future capital needs from sources similar to those they used in the past, which were primarily from operating cash flows, external securities issuances, borrowings from financial institutions, and equity contributions from Southern Company. In addition, Southern Power plans to utilize tax equity partnership contributions (as discussed further herein). During the six months ended June 30, 2022, Southern Power utilized tax credits, which provided $239 million in operating cash flows.
The amount, type, and timing of any financings in 2022, as well as in subsequent years, will be contingent on investment opportunities and the Registrants' capital requirements and will depend upon prevailing market conditions, regulatory approvals (for certain of the Subsidiary Registrants), and other factors. See "Cash Requirements" and "Financing Activities" herein for additional information.
Southern Power utilizes tax equity partnerships as one of its financing sources, where the tax partner takes significantly all of the federal tax benefits. These tax equity partnerships are consolidated in Southern Power's financial statements and are accounted for using HLBV methodology to allocate partnership gains and losses. During the first half of 2022, Southern Power obtained tax equity funding for existing tax equity partnerships totaling $51 million. See Note 1 to the financial statements under "General" in Item 8 of the Form 10-K and Note (K) to the Condensed Financial Statements under "Southern Power" herein for additional information.
By regulation, Nicor Gas is restricted, to the extent of its retained earnings balance, in the amount it can dividend or loan to affiliates and is not permitted to make money pool loans to affiliates. At June 30, 2022, the amount of subsidiary retained earnings restricted to dividend totaled $1.4 billion. This restriction did not impact Southern Company Gas' ability to meet its cash obligations, nor does management expect such restriction to materially impact Southern Company Gas' ability to meet its currently anticipated cash obligations.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Certain Registrants' current liabilities frequently exceed their current assets because of long-term debt maturities and the periodic use of short-term debt as a funding source, as well as significant seasonal fluctuations in cash needs. The Registrants generally plan to refinance long-term debt as it matures. The following table shows the amount by which current liabilities exceeded current assets at June 30, 2022 for the applicable Registrants:

At June 30, 2022	Southern Company	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Current liabilities in excess of current assets	$1,706	$1,036	$15	$1	$105
The Registrants believe the need for working capital can be adequately met by utilizing operating cash flows, as well as commercial paper, lines of credit, and short-term bank notes, as market conditions permit. In addition, under certain circumstances, the Subsidiary Registrants may utilize equity contributions and/or loans from Southern Company.
Bank Credit Arrangements
At June 30, 2022, the Registrants' unused committed credit arrangements with banks were as follows:

At June 30, 2022	Southern Company parent	Alabama Power	Georgia Power	Mississippi Power	Southern Power(a)	Southern Company Gas(b)	SEGCO	Southern Company
	(in millions)
Unused committed credit	$1,998	$1,250	$1,726	$275	$568	$1,748	$30	$7,595
(a)At June 30, 2022, Southern Power also had two continuing letters of credit facilities for standby letters of credit, of which $16 million was unused. Southern Power's subsidiaries are not parties to its bank credit arrangements or letter of credit facilities.
(b)Includes $798 million and $950 million at Southern Company Gas Capital and Nicor Gas, respectively.
Subject to applicable market conditions, the Registrants, Nicor Gas, and SEGCO expect to renew or replace their bank credit arrangements as needed, prior to expiration. In connection therewith, the Registrants, Nicor Gas, and SEGCO may extend the maturity dates and/or increase or decrease the lending commitments thereunder.
A portion of the unused credit with banks is allocated to provide liquidity support to the revenue bonds of the traditional electric operating companies and the commercial paper programs of the Registrants, Nicor Gas, and SEGCO. The amount of variable rate revenue bonds of the traditional electric operating companies outstanding requiring liquidity support at June 30, 2022 was approximately $1.5 billion (comprised of approximately $789 million at Alabama Power, $672 million at Georgia Power, and $34 million at Mississippi Power). In addition, at June 30, 2022, Georgia Power had approximately $445 million of fixed rate revenue bonds outstanding that are required to be remarketed within the next 12 months.
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

	Short-term Debt at June 30, 2022		Short-term Debt During the Period(*)
	Amount Outstanding	Weighted Average Interest Rate	Average Amount Outstanding	Weighted Average Interest Rate	Maximum Amount Outstanding
	(in millions)		(in millions)		(in millions)
Southern Company	$2,510	2.0%	$2,061	1.2%	$2,588
Alabama Power	—	—	10	0.8	100
Georgia Power	400	1.8	551	1.1	916
Mississippi Power	16	2.1	21	2.0	35
Southern Power	306	1.9	115	1.3	350
Southern Company Gas:
Southern Company Gas Capital	$316	2.0%	$314	1.2%	$446
Nicor Gas	200	2.1	203	1.2	273
Southern Company Gas Total	$516	2.0%	$517	1.2%
(*)Average and maximum amounts are based upon daily balances during the three-month period ended June 30, 2022.
Analysis of Cash Flows
Net cash flows provided from (used for) operating, investing, and financing activities for the six months ended June 30, 2022 and 2021 are presented in the following table:

Net cash provided from (used for):	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Six Months Ended June 30, 2022
Operating activities	$3,579	$510	$926	$112	$552	$1,478
Investing activities	(3,460)	(889)	(1,668)	(133)	(73)	(658)
Financing activities	(213)	227	939	(18)	(403)	(650)

Six Months Ended June 30, 2021
Operating activities	$2,904	$584	$1,313	$41	$411	$722
Investing activities	(4,026)	(893)	(1,730)	(117)	(601)	(668)
Financing activities	1,671	506	457	515	196	(25)
Fluctuations in cash flows from financing activities vary from year to year based on capital needs and the maturity or redemption of securities.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Southern Company
Net cash provided from operating activities increased $675 million for the six months ended June 30, 2022 as compared to the corresponding period in 2021 primarily due to the timing of vendor payments and increased natural gas cost recovery at the natural gas distribution utilities, partially offset by the timing of customer receivable collections and decreased fuel cost recovery at the traditional electric operating companies.
The net cash used for investing activities for the six months ended June 30, 2022 was primarily related to the Subsidiary Registrants' construction programs.
The net cash used for financing activities for the six months ended June 30, 2022 was primarily related to common stock dividend payments, largely offset by an increase in short-term debt and net issuances of long-term debt.
Alabama Power
Net cash provided from operating activities decreased $74 million for the six months ended June 30, 2022 as compared to the corresponding period in 2021 primarily due to the timing of customer receivable collections and decreased fuel cost recovery, partially offset by the timing of vendor payments and customer refunds issued in 2021.
The net cash used for investing activities for the six months ended June 30, 2022 was primarily related to gross property additions.
The net cash provided from financing activities for the six months ended June 30, 2022 was primarily related to capital contributions from Southern Company and the net issuance of long-term debt, partially offset by common stock dividend payments.
Georgia Power
Net cash provided from operating activities decreased $387 million for the six months ended June 30, 2022 as compared to the corresponding period in 2021 primarily due to decreased fuel cost recovery and the timing of customer receivable collections, partially offset by the timing of vendor payments.
The net cash used for investing activities for the six months ended June 30, 2022 was primarily related to gross property additions, including a total of approximately $500 million related to the construction of Plant Vogtle Units 3 and 4. See Note (B) to the Condensed Financial Statements under "Georgia Power – Nuclear Construction" herein for additional information on construction of Plant Vogtle Units 3 and 4.
The net cash provided from financing activities for the six months ended June 30, 2022 was primarily related to net issuances of senior notes, capital contributions from Southern Company, and a net increase in short-term borrowings, partially offset by common stock dividend payments.
Mississippi Power
Net cash provided from operating activities increased $71 million for the six months ended June 30, 2022 as compared to the corresponding period in 2021 primarily due to the timing of vendor payments, partially offset by the timing of customer receivable collections.
The net cash used for investing activities for the six months ended June 30, 2022 was primarily related to gross property additions.
The net cash used for financing activities for the six months ended June 30, 2022 was primarily related to common stock dividend payments, partially offset by capital contributions from Southern Company and an increase in commercial paper borrowings.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Southern Power
Net cash provided from operating activities increased $141 million for the six months ended June 30, 2022 as compared to the corresponding period in 2021 primarily due to an increase in wholesale revenues driven by higher market prices of energy, the timing of vendor payments, and an increase in the utilization of tax credits in 2022, partially offset by the timing of customer receivable collections.
The net cash used for investing activities for the six months ended June 30, 2022 was primarily related to construction payments. See Note (K) to the Condensed Financial Statements under "Southern Power" herein for additional information.
The net cash used for financing activities for the six months ended June 30, 2022 was primarily related to the repayment of senior notes at maturity, common stock dividend payments, and net capital distributions to noncontrolling interests, partially offset by a capital contribution from Southern Company and an increase in commercial paper borrowings.
Southern Company Gas
Net cash provided from operating activities increased $756 million for the six months ended June 30, 2022 as compared to the corresponding period in 2021 primarily due to increased natural gas cost recovery and the timing of vendor payments.
The net cash used for investing activities for the six months ended June 30, 2022 was primarily related to construction of transportation and distribution assets recovered through base rates and infrastructure investment recovered through replacement programs at gas distribution operations.
The net cash used for financing activities for the six months ended June 30, 2022 was primarily related to net repayments of short-term debt, common stock dividend payments, and repayment of medium-term notes, partially offset by capital contributions from Southern Company.
Significant Balance Sheet Changes
Southern Company
Significant balance sheet changes for the six months ended June 30, 2022 included:
•an increase of $1.7 billion in total property, plant, and equipment primarily related to the Subsidiary Registrants' construction programs;
•an increase of $1.1 billion in notes payable due to an increase in short-term bank debt and commercial paper borrowings;
•an increase of $0.8 billion in accumulated deferred income taxes primarily related to the utilization of ITCs in 2022 and an increase in under recovered fuel clause revenues, as discussed further below;
•an increase of $0.7 billion in total stockholders' equity primarily related to net income, partially offset by common stock dividend payments;
•an increase of $0.7 billion in accounts payable primarily related to the timing of vendor payments;
•an increase of $0.6 billion in other deferred charges and assets primarily related to an increase in under recovered fuel clause revenues at Georgia Power due to higher fuel and purchased power costs;
•an increase of $0.5 billion in regulatory assets associated with AROs primarily due to a decrease of $0.4 billion in the fair value of the investments held in Alabama Power's and Georgia Power's nuclear decommissioning trusts; and
•an increase of $0.5 billion in customer accounts receivable primarily related to the timing of collections.
See "Financing Activities" herein and Notes (B), (G), and (I) to the Condensed Financial Statements herein for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Alabama Power
Significant balance sheet changes for the six months ended June 30, 2022 included:
•an increase of $881 million in common stockholder's equity primarily due to capital contributions from Southern Company, partially offset by dividends paid to Southern Company;
•an increase of $361 million in total property, plant, and equipment primarily related to construction of distribution and transmission facilities, construction of Plant Barry Unit 8, and the installation of equipment to comply with environmental standards; and
•an increase of $298 million in regulatory assets associated with AROs primarily due to a decrease of $201 million in the fair value of the investments held in Alabama Power's nuclear decommissioning trust.
See Note (I) to the Condensed Financial Statements herein for additional information.
Georgia Power
Significant balance sheet changes for the six months ended June 30, 2022 included:
•an increase of $1.1 billion in total property, plant, and equipment primarily related to the construction of generation, transmission, and distribution facilities, including $534 million for Plant Vogtle Units 3 and 4 (net of a pre-tax charge of $52 million recorded in the second quarter 2022 for estimated probable loss);
•an increase of $914 million in long-term debt (including securities due within one year) primarily due to net issuances of senior notes;
•an increase of $663 million in common stockholder's equity primarily due to net income and capital contributions from Southern Company, partially offset by dividends paid to Southern Company;
•an increase of $538 million in deferred under recovered fuel clause revenues due to higher fuel and purchased power costs;
•an increase of $400 million in notes payable due to an increase in short-term bank debt;
•an increase of $299 million in accumulated deferred income taxes primarily due to the increase in under recovered fuel clause revenues and the expected reduction in federal and state credit carryforward balances in 2022;
•an increase of $283 million in customer accounts receivable primarily due to higher customer usage and the timing of collections; and
•an increase of $252 million in regulatory assets associated with AROs primarily due to a decrease of $192 million in the fair value of the investments held in Georgia Power's nuclear decommissioning trust.
See "Financing Activities – Georgia Power" herein and Note (B) under "Georgia Power – Nuclear Construction" and Note (I) to the Condensed Financial Statements herein for additional information.
Mississippi Power
Significant balance sheet changes for the six months ended June 30, 2022 included:
•an increase of $54 million in common stockholder's equity related to net income and capital contributions from Southern Company, partially offset by dividends paid to Southern Company; and
•an increase of $52 million in customer accounts receivables primarily due to fuel under recovery.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Southern Power
Significant balance sheet changes for the six months ended June 30, 2022 included:
•a decrease of $724 million in long-term debt (including securities due within one year) primarily due to the redemption of senior notes;
•an increase of $281 million in common stockholder's equity primarily due to capital contributions from Southern Company and net income, partially offset by common stock dividend payments and distributions to noncontrolling interests; and
•an increase of $256 million in accumulated deferred income tax liabilities primarily related to the utilization of ITCs in 2022.
See "Financing Activities – Southern Power" herein and Note (G) to the Condensed Financial Statements herein for additional information.
Southern Company Gas
Significant balance sheet changes for the six months ended June 30, 2022 included:
•a decrease of $693 million in notes payable due to repayments of short-term debt and commercial paper borrowings;
•an increase of $544 million in common stockholder's equity related to net income and capital contributions from Southern Company, partially offset by dividends paid to Southern Company;
•an increase of $440 million in total property, plant, and equipment primarily related to the construction of transportation and distribution assets and additional infrastructure investment; and
•a decrease of $230 million in other regulatory assets, deferred primarily due to a $192 million reduction in natural gas cost under recovery.
See "Financing Activities – Southern Company Gas" herein and Note (B) to the Condensed Financial Statements herein for additional information.
Financing Activities
The following table outlines the Registrants' long-term debt financing activities for the first six months of 2022:

		Maturities and Redemptions
Company	Senior Note Issuances	Senior Notes	Other Long-Term Debt(*)
	(in millions)
Alabama Power	$700	$550	$—
Georgia Power	1,500	400	171
Southern Power	—	677	—
Southern Company Gas	—	—	46
Other	—	—	7
Southern Company	$2,200	$1,627	$224
(*)Includes reductions in finance lease obligations resulting from cash payments under finance leases and, for Georgia Power, principal amortization payments totaling $45 million for FFB borrowings. See Note 8 to the financial statements under "Long-term Debt – DOE Loan Guarantee Borrowings" in Item 8 of the Form 10-K for additional information.
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
Southern Company
During the first half of 2022, Southern Company issued approximately 3.1 million shares of common stock primarily through employee equity compensation plans and received proceeds of approximately $61 million.
In March 2022, Southern Company entered into a $400 million short-term floating rate bank loan bearing interest based on term SOFR.
In May 2022, Southern Company borrowed $100 million pursuant to a short-term uncommitted bank credit arrangement bearing interest at a rate agreed upon by Southern Company and the bank from time to time and payable on demand, following specified notice by the bank.
See Note (F) to the Condensed Financial Statements herein under "Equity Units" for information regarding Southern Company's May 2022 remarketing of its Series 2019A and Series 2019B Remarketable Junior Subordinated Notes. Southern Company did not receive any proceeds from the remarketing.
Alabama Power
In February 2022, Alabama Power redeemed all $550 million aggregate principal amount of its Series 2017A 2.45% Senior Notes due March 30, 2022.
In March 2022, Alabama Power issued $700 million aggregate principal amount of Series 2022A 3.05% Senior Notes due March 15, 2032.
In June 2022, Alabama Power redeemed the following series of preferred stock: 4.20% Preferred Stock, Par Value $100 Per Share, 4.60% Preferred Stock, Par Value $100 Per Share, 4.92% Preferred Stock, Par Value $100 Per Share, 4.52% Preferred Stock, Par Value $100 Per Share, 4.64% Preferred Stock, Par Value $100 Per Share, and 4.72% Preferred Stock, Par Value $100 Per Share. The redemption price per share for each series of preferred stock equaled the redemption price per share provided in Note 8 to the financial statements under "Outstanding Classes of Capital Stock – Alabama Power" in Item 8 of the Form 10-K, plus accrued and unpaid dividends to the redemption date.
Georgia Power
In January 2022, Georgia Power redeemed all $400 million aggregate principal amount of its Series 2012B 2.85% Senior Notes due May 15, 2022.
In February 2022, Georgia Power borrowed $250 million pursuant to a short-term uncommitted bank credit arrangement, which it repaid in May 2022.
In each of March and April 2022, Georgia Power entered into a $200 million short-term floating rate bank loan bearing interest based on term SOFR.
In May 2022, Georgia Power issued $700 million aggregate principal amount of Series 2022A 4.70% Senior Notes due May 15, 2032 and $800 million aggregate principal amount of Series 2022B 5.125% Senior Notes due May 15, 2052. An amount equal to the net proceeds of the Series 2022B Senior Notes will be allocated to finance or refinance, in whole or in part, one or more renewable energy projects and/or expenditures and programs related to enabling opportunities for diverse and small businesses/suppliers.
In May 2022, Georgia Power repaid its $125 million long-term bank loan that was scheduled to mature in June 2022.
Subsequent to June 30, 2022, Georgia Power repaid at maturity $53 million aggregate principal amount of Development Authority of Floyd County (Georgia) Pollution Control Revenue Bonds (Georgia Power Company Plant Hammond Project), First Series 2010.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Mississippi Power
In June 2022, Mississippi Power repaid $20 million, which was borrowed in March 2022 under its $125 million revolving credit arrangement.
Southern Power
In June 2022, Southern Power repaid at maturity €600 million (approximately $677 million) aggregate principal amount of Series 2016A 1.00% Senior Notes.
Southern Company Gas
During the first quarter 2022, Nicor Gas repaid one of its three $100 million short-term floating rate bank loans entered into in March 2021. Nicor Gas also repaid $50 million of one of the other loans and increased the borrowing amount under the other loan to $150 million. In addition, both loans were renewed and amended to extend the maturity dates and change the interest rate provisions so the loans bear interest based on term SOFR.
During the second quarter 2022, Atlanta Gas Light repaid at maturity $46 million aggregate principal amount of medium-term notes with a weighted average interest rate of 8.63%.
Credit Rating Risk
At June 30, 2022, the Registrants did not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade.
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
The maximum potential collateral requirements under these contracts at June 30, 2022 were as follows:

Credit Ratings	Southern Company(*)	Alabama Power	Georgia Power	Mississippi Power	Southern Power(*)	Southern Company Gas
	(in millions)
At BBB and/or Baa2	$33	$1	$—	$—	$32	$—
At BBB- and/or Baa3	414	2	61	1	353	—
At BB+ and/or Ba1 or below	1,948	416	917	316	1,215	7
(*)Southern Power has PPAs that could require collateral, but not accelerated payment, in the event of a downgrade of Southern Power's credit. The PPAs require credit assurances without stating a specific credit rating. The amount of collateral required would depend upon actual losses resulting from a credit downgrade. Southern Power had $106 million of cash collateral posted related to PPA requirements at June 30, 2022.
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

    Table of Contents                                Index to Financial Statements
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
During the six months ended June 30, 2022, there were no material changes to Southern Company's, Alabama Power's, Georgia Power's, Mississippi Power's, Southern Power's, or Southern Company Gas' disclosures about market risk. For an in-depth discussion of each Registrant's market risks, see MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Market Price Risk" in Item 7 of the Form 10-K and Note 1 to the financial statements under "Financial Instruments" and Notes 13 and 14 to the financial statements in Item 8 of the Form 10-K, as well as Notes (I) and (J) to the Condensed Financial Statements herein.
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
There have been no changes in Southern Company's, Alabama Power's, Georgia Power's, Mississippi Power's, Southern Power's, or Southern Company Gas' internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the second quarter 2022 that have materially affected or are reasonably likely to materially affect Southern Company's, Alabama Power's, Georgia Power's, Mississippi Power's, Southern Power's, or Southern Company Gas' internal control over financial reporting.

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
Thirteenth Supplemental Indenture to Subordinated Note Indenture dated as of May 9, 2022, providing for the remarketing of the Series 2019A Remarketable Junior Subordinated Notes due August 1, 2024. (Designated in Form 8-K dated May 9, 2022, File No. 1-3526, as Exhibit 4.4(a).)

(a)2	-
Fourteenth Supplemental Indenture to Subordinated Note Indenture dated as of May 9, 2022, providing for the remarketing of the Series 2019B Remarketable Junior Subordinated Notes due August 1, 2027. (Designated in Form 8-K dated May 9, 2022, File No. 1-3526, as Exhibit 4.4(b).)

Georgia Power

(c)1	-
Sixty-Fourth Supplemental Indenture to Senior Note Indenture dated as of May 4, 2022, providing for the issuance of the Series 2022A 4.70% Senior Notes due May 15, 2032. (Designated in Form 8-K dated May 2, 2022, File No. 1-6468, as Exhibit 4.2(a).)

(c)2	-
Sixty-Fifth Supplemental Indenture to Senior Note Indenture dated as of May 4, 2022, providing for the issuance of the Series 2022B 5.125% Senior Notes due May 15, 2052. (Designated in Form 8-K dated May 2, 2022, File No. 1-6468, as Exhibit 4.2(b).)

(24) Power of Attorney and Resolutions

Southern Company

(a)	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2021, File No. 1-3526 as Exhibit 24(a)1.)

Alabama Power

(b)	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2021, File No. 1-3164 as Exhibit 24(b)1.)

Georgia Power

(c)	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2021, File No. 1-6468 as Exhibit 24(c)1.)

Mississippi Power

(d)	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2021, File No. 001-11229 as Exhibit 24(d)1.)

    Table of Contents                                Index to Financial Statements

Southern Power

	(e)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2021, File No. 001-37803 as Exhibit 24(e)1.)

*	(e)2	-	Power of Attorney of Gary Kerr.

Southern Company Gas

	(f)	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2021, File No. 1-14174 as Exhibit 24(f)1.)

(31) Section 302 Certifications

Southern Company

*	(a)1	-	Certificate of Southern Company's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(a)2	-	Certificate of Southern Company's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Alabama Power

*	(b)1	-	Certificate of Alabama Power's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(b)2	-	Certificate of Alabama Power's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Georgia Power

*	(c)1	-	Certificate of Georgia Power's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(c)2	-	Certificate of Georgia Power's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Mississippi Power

*	(d)1	-	Certificate of Mississippi Power's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(d)2	-	Certificate of Mississippi Power's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Southern Power

*	(e)1	-	Certificate of Southern Power Company's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(e)2	-	Certificate of Southern Power Company's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Southern Company Gas

*	(f)1	-	Certificate of Southern Company Gas' Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(f)2	-	Certificate of Southern Company Gas' Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(32) Section 906 Certifications

Southern Company

*	(a)	-	Certificate of Southern Company's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

    Table of Contents                                Index to Financial Statements

Alabama Power

*	(b)	-	Certificate of Alabama Power's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Georgia Power

*	(c)	-	Certificate of Georgia Power's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Mississippi Power

*	(d)	-	Certificate of Mississippi Power's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Southern Power

*	(e)	-	Certificate of Southern Power Company's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Southern Company Gas

*	(f)	-	Certificate of Southern Company Gas' Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

(101) Interactive Data Files

*	INS	-	XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
*	SCH	-	XBRL Taxonomy Extension Schema Document
*	CAL	-	XBRL Taxonomy Calculation Linkbase Document
*	DEF	-	XBRL Definition Linkbase Document
*	LAB	-	XBRL Taxonomy Label Linkbase Document
*	PRE	-	XBRL Taxonomy Presentation Linkbase Document

(104) Cover Page Interactive Data File
*			Formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.

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
Date: July 27, 2022

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
Date: July 27, 2022

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
Date: July 27, 2022

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
Date: July 27, 2022

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

SOUTHERN POWER COMPANY

By	Christopher Cummiskey
Chairman and Chief Executive Officer
(Principal Executive Officer)

By	Gary Kerr
Senior Vice President, Chief Financial Officer, and Treasurer
(Principal Financial Officer)

By	/s/ Melissa K. Caen
(Melissa K. Caen, Attorney-in-fact)
Date: July 27, 2022

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
Date: July 27, 2022