Form 10-Q
period 2022-09-30
SOUTHERN CO; GEORGIA POWER CO; SOUTHERN POWER CO; SOUTHERN Co GAS; ALABAMA POWER CO; MISSISSIPPI POWER CO
filed 2022-10-27
CIK 92122, 41091, 1160661, 1004155, 3153, 66904

    Table of Contents                                Index to Financial Statements
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR
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

Registrant	Description of Common Stock	Shares Outstanding at September 30, 2022
The Southern Company	Par Value $5 Per Share	1,088,672,828
Alabama Power Company	Par Value $40 Per Share	30,537,500
Georgia Power Company	Without Par Value	9,261,500
Mississippi Power Company	Without Par Value	1,121,000
Southern Power Company	Par Value $0.01 Per Share	1,000
Southern Company Gas	Par Value $0.01 Per Share	100
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

    Table of Contents                                Index to Financial Statements
TABLE OF CONTENTS

		Page

	Definitions	4
	Cautionary Statement Regarding Forward-Looking Information	8

	PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	10
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	100
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	158
Item 4.	Controls and Procedures	158

	PART II—OTHER INFORMATION

Item 1.	Legal Proceedings	159
Item 1A.	Risk Factors	159
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	Inapplicable
Item 3.	Defaults Upon Senior Securities	Inapplicable
Item 4.	Mine Safety Disclosures	Inapplicable
Item 5.	Other Information	Inapplicable
Item 6.	Exhibits	159

	Signatures	163

    Table of Contents                                Index to Financial Statements

DEFINITIONS

Term	Meaning
2019 ARP	Alternate Rate Plan approved by the Georgia PSC in 2019 for Georgia Power for the years 2020 through 2022
AFUDC	Allowance for funds used during construction
Alabama Power	Alabama Power Company
Amended and Restated Loan Guarantee Agreement	Loan guarantee agreement entered into by Georgia Power with the DOE in 2014, as amended and restated in March 2019, under which the proceeds of borrowings may be used to reimburse Georgia Power for Eligible Project Costs incurred in connection with its construction of Plant Vogtle Units 3 and 4
ARO	Asset retirement obligation
Atlanta Gas Light	Atlanta Gas Light Company, a wholly-owned subsidiary of Southern Company Gas
Bechtel	Bechtel Power Corporation, the primary contractor for the remaining construction activities for Plant Vogtle Units 3 and 4
Bechtel Agreement	The 2017 construction completion agreement between the Vogtle Owners and Bechtel
CCR	Coal combustion residuals
CCR Rule	Disposal of Coal Combustion Residuals from Electric Utilities final rule published by the EPA in 2015
Chattanooga Gas	Chattanooga Gas Company, a wholly-owned subsidiary of Southern Company Gas
Clean Air Act	Clean Air Act Amendments of 1990
COD	Commercial operation date
Contractor Settlement Agreement	The December 31, 2015 agreement between Westinghouse and the Vogtle Owners resolving disputes between the Vogtle Owners and the EPC Contractor under the Vogtle 3 and 4 Agreement
COVID-19	The novel coronavirus disease declared a pandemic by the World Health Organization and the Centers for Disease Control and Prevention in March 2020
CWIP	Construction work in progress
Dalton	City of Dalton, Georgia, an incorporated municipality in the State of Georgia, acting by and through its Board of Water, Light, and Sinking Fund Commissioners
Dalton Pipeline	A pipeline facility in Georgia in which Southern Company Gas has a 50% undivided ownership interest
DOE	U.S. Department of Energy
ECCR	Georgia Power's Environmental Compliance Cost Recovery tariff
Eligible Project Costs	Certain costs of construction relating to Plant Vogtle Units 3 and 4 that are eligible for financing under the loan guarantee program established under Title XVII of the Energy Policy Act of 2005
EPA	U.S. Environmental Protection Agency
EPC Contractor	Westinghouse and its affiliate, WECTEC Global Project Services Inc.; the former engineering, procurement, and construction contractor for Plant Vogtle Units 3 and 4
FERC	Federal Energy Regulatory Commission
FFB	Federal Financing Bank
Fitch	Fitch Ratings, Inc.
Form 10-K	Annual Report on Form 10-K of Southern Company, Alabama Power, Georgia Power, Mississippi Power, Southern Power, and Southern Company Gas for the year ended December 31, 2021, as applicable
GAAP	U.S. generally accepted accounting principles
Georgia Power	Georgia Power Company
GRAM	Atlanta Gas Light's Georgia Rate Adjustment Mechanism
Guarantee Settlement Agreement	The June 9, 2017 settlement agreement between the Vogtle Owners and Toshiba related to certain payment obligations of the EPC Contractor guaranteed by Toshiba
Gulf Power	Gulf Power Company, until January 1, 2019 a wholly-owned subsidiary of Southern Company; effective January 1, 2021, Gulf Power Company merged with and into Florida Power and Light Company, with Florida Power and Light Company remaining as the surviving company

    Table of Contents                                Index to Financial Statements

DEFINITIONS
(continued)

Term	Meaning
Heating Degree Days	A measure of weather, calculated when the average daily temperatures are less than 65 degrees Fahrenheit
Heating Season	The period from November through March when Southern Company Gas' natural gas usage and operating revenues are generally higher
HLBV	Hypothetical liquidation at book value
IGCC	Integrated coal gasification combined cycle, the technology originally approved for Mississippi Power's Kemper County energy facility
IIC	Intercompany Interchange Contract
IRP	Integrated resource plan
ITAAC	Inspections, Tests, Analyses, and Acceptance Criteria, standards established by the NRC
ITC	Investment tax credit
JEA	Jacksonville Electric Authority
KWH	Kilowatt-hour
LIBOR	London Interbank Offered Rate
LIFO	Last-in, first-out
LOCOM	Lower of weighted average cost or current market price
LTSA	Long-term service agreement
MEAG Power	Municipal Electric Authority of Georgia
Mississippi Power	Mississippi Power Company
mmBtu	Million British thermal units
Moody's	Moody's Investors Service, Inc.
MRA	Municipal and Rural Associations
MW	Megawatt
natural gas distribution utilities	Southern Company Gas' natural gas distribution utilities (Nicor Gas, Atlanta Gas Light, Virginia Natural Gas, and Chattanooga Gas)
NCCR	Georgia Power's Nuclear Construction Cost Recovery tariff
NDR	Alabama Power's Natural Disaster Reserve
Nicor Gas	Northern Illinois Gas Company, a wholly-owned subsidiary of Southern Company Gas
N/M	Not meaningful
NRC	U.S. Nuclear Regulatory Commission
NYMEX	New York Mercantile Exchange, Inc.
OCI	Other comprehensive income
OPC	Oglethorpe Power Corporation (an electric membership corporation)
PennEast Pipeline	PennEast Pipeline Company, LLC, a joint venture in which Southern Company Gas has a 20% ownership interest
PEP	Mississippi Power's Performance Evaluation Plan
PowerSecure	PowerSecure, Inc., a wholly-owned subsidiary of Southern Company
PPA	Power purchase agreements, as well as, for Southern Power, contracts for differences that provide the owner of a renewable facility a certain fixed price for the electricity sold to the grid
PSC	Public Service Commission
PTC	Production tax credit
Rate CNP	Alabama Power's Rate Certificated New Plant, consisting of Rate CNP New Plant, Rate CNP Compliance, and Rate CNP PPA
Rate ECR	Alabama Power's Rate Energy Cost Recovery
Rate NDR	Alabama Power's Rate Natural Disaster Reserve
Rate RSE	Alabama Power's Rate Stabilization and Equalization

    Table of Contents                                Index to Financial Statements

DEFINITIONS
(continued)

Term	Meaning
Registrants	Southern Company, Alabama Power, Georgia Power, Mississippi Power, Southern Power Company, and Southern Company Gas
ROE	Return on equity
S&P	S&P Global Ratings, a division of S&P Global Inc.
SAVE	Steps to Advance Virginia's Energy, an infrastructure replacement program at Virginia Natural Gas
SCS	Southern Company Services, Inc., the Southern Company system service company and a wholly-owned subsidiary of Southern Company
SEC	U.S. Securities and Exchange Commission
SEGCO	Southern Electric Generating Company, 50% owned by each of Alabama Power and Georgia Power
Sequent	Sequent Energy Management, L.P. and Sequent Energy Canada Corp., wholly-owned subsidiaries of Southern Company Gas through June 30, 2021
SNG	Southern Natural Gas Company, L.L.C., a pipeline system in which Southern Company Gas has a 50% ownership interest
SOFR	Secured Overnight Financing Rate
Southern Company	The Southern Company
Southern Company Gas	Southern Company Gas and its subsidiaries
Southern Company Gas Capital	Southern Company Gas Capital Corporation, a 100%-owned subsidiary of Southern Company Gas
Southern Company power pool	The operating arrangement whereby the integrated generating resources of the traditional electric operating companies and Southern Power (excluding subsidiaries) are subject to joint commitment and dispatch in order to serve their combined load obligations
Southern Company system	Southern Company, the traditional electric operating companies, Southern Power, Southern Company Gas, SEGCO, Southern Nuclear, SCS, Southern Communications Services, Inc., PowerSecure, and other subsidiaries
Southern Holdings	Southern Company Holdings, Inc., a wholly-owned subsidiary of Southern Company
Southern Nuclear	Southern Nuclear Operating Company, Inc., a wholly-owned subsidiary of Southern Company
Southern Power	Southern Power Company and its subsidiaries
SouthStar	SouthStar Energy Services, LLC (a Marketer), a wholly-owned subsidiary of Southern Company Gas
SP Solar	SP Solar Holdings I, LP, a limited partnership indirectly owning substantially all of Southern Power's solar and battery energy storage facilities, in which Southern Power has a 67% ownership interest
SP Wind	SP Wind Holdings II, LLC, a holding company owning a portfolio of eight operating wind facilities, in which Southern Power is the controlling partner in a tax equity arrangement
Subsidiary Registrants	Alabama Power, Georgia Power, Mississippi Power, Southern Power, and Southern Company Gas
Toshiba	Toshiba Corporation, the parent company of Westinghouse
traditional electric operating companies	Alabama Power, Georgia Power, and Mississippi Power
VCM	Vogtle Construction Monitoring
VIE	Variable interest entity
Virginia Commission	Virginia State Corporation Commission
Virginia Natural Gas	Virginia Natural Gas, Inc., a wholly-owned subsidiary of Southern Company Gas
Vogtle 3 and 4 Agreement	Agreement entered into with the EPC Contractor in 2008 by Georgia Power, acting for itself and as agent for the Vogtle Owners, and rejected in bankruptcy in July 2017, pursuant to which the EPC Contractor agreed to design, engineer, procure, construct, and test Plant Vogtle Units 3 and 4
Vogtle Owners	Georgia Power, OPC, MEAG Power, and Dalton

    Table of Contents                                Index to Financial Statements

DEFINITIONS
(continued)

Term	Meaning
Vogtle Services Agreement	The June 2017 services agreement between the Vogtle Owners and the EPC Contractor, as amended and restated in July 2017, for the EPC Contractor to transition construction management of Plant Vogtle Units 3 and 4 to Southern Nuclear and to provide ongoing design, engineering, and procurement services to Southern Nuclear
WACOG	Weighted average cost of gas
Westinghouse	Westinghouse Electric Company LLC

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
•transmission constraints;
•effects of inflation;
•the ability to control costs and avoid cost and schedule overruns during the development, construction, and operation of facilities or other projects, including Plant Vogtle Units 3 and 4 (which includes components based on new technology that only within the last few years began initial operation in the global nuclear industry at this scale) and Plant Barry Unit 8, due to current and/or future challenges which include, but are not limited to, changes in labor costs, availability, and productivity; challenges with management of contractors or vendors; subcontractor performance; adverse weather conditions; shortages, delays, increased costs, or inconsistent quality of equipment, materials, and labor; contractor or supplier delay; delays due to judicial or regulatory action; nonperformance under construction, operating, or other agreements; operational readiness, including specialized operator training and required site safety programs; engineering or design problems or any remediation related thereto; design and other licensing-based compliance matters, including, for Plant Vogtle Unit 4, inspections and the timely submittal by Southern Nuclear of the ITAAC documentation and the related investigations, reviews, and approvals by the NRC necessary to support NRC authorization to load fuel; challenges with start-up activities, including major equipment failure, or system integration; and/or operational performance; and challenges related to the COVID-19 pandemic;
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
•the ability of certain other Vogtle Owners to tender a portion of their ownership interests to Georgia Power following certain construction cost increases, including the purported exercises by OPC and Dalton of their tender options and related litigation;

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
•advances in technology, including the pace and extent of development of low- to no-carbon energy and battery energy storage technologies and negative carbon concepts;
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

    Table of Contents                                Index to Financial Statements
PART I
Item 1. Financial Statements (Unaudited).

    Table of Contents                                Index to Financial Statements

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)		(in millions)
Operating Revenues:
Retail electric revenues	$5,961	$4,551	$14,363	$11,492
Wholesale electric revenues	1,197	731	2,798	1,822
Other electric revenues	185	179	554	525
Natural gas revenues (includes alternative revenue programs of $(1), $(1), $—, and $3, respectively)	857	623	3,998	2,994
Other revenues	178	154	519	513
Total operating revenues	8,378	6,238	22,232	17,346
Operating Expenses:
Fuel	2,423	1,234	5,249	2,930
Purchased power	645	288	1,285	712
Cost of natural gas	294	129	1,840	943
Cost of other sales	92	71	275	255
Other operations and maintenance	1,547	1,446	4,621	4,257
Depreciation and amortization	922	896	2,728	2,658
Taxes other than income taxes	352	312	1,073	969
Estimated loss on Plant Vogtle Units 3 and 4	(70)	264	(18)	772
Gain on dispositions, net	(20)	(125)	(53)	(179)
Total operating expenses	6,185	4,515	17,000	13,317
Operating Income	2,193	1,723	5,232	4,029
Other Income and (Expense):
Allowance for equity funds used during construction	59	49	163	140
Earnings from equity method investments	28	30	109	35
Interest expense, net of amounts capitalized	(511)	(451)	(1,461)	(1,352)
Other income (expense), net	132	131	414	290
Total other income and (expense)	(292)	(241)	(775)	(887)
Earnings Before Income Taxes	1,901	1,482	4,457	3,142
Income taxes	414	372	891	550
Consolidated Net Income	1,487	1,110	3,566	2,592
Dividends on preferred stock of subsidiaries	3	4	10	11
Net income (loss) attributable to noncontrolling interests	12	5	(55)	(27)
Consolidated Net Income Attributable to Southern Company	$1,472	$1,101	$3,611	$2,608
Common Stock Data:
Earnings per share -
Basic	$1.36	$1.04	$3.38	$2.46
Diluted	$1.35	$1.03	$3.36	$2.44
Average number of shares of common stock outstanding (in millions)
Basic	1,082	1,061	1,070	1,060
Diluted	1,088	1,068	1,076	1,067
The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)		(in millions)
Consolidated Net Income	$1,487	$1,110	$3,566	$2,592
Other comprehensive income:
Qualifying hedges:
Changes in fair value, net of tax of $2, $1, $(5), and $(4), respectively	—	1	(27)	(15)
Reclassification adjustment for amounts included in net income, net of tax of $8, $10, $32, and $27, respectively	26	31	100	81
Pension and other postretirement benefit plans:
Reclassification adjustment for amounts included in net income, net of tax of $1, $1, $3, and $4, respectively	2	4	8	10
Total other comprehensive income	28	36	81	76
Comprehensive Income	1,515	1,146	3,647	2,668
Dividends on preferred stock of subsidiaries	3	4	10	11
Comprehensive income (loss) attributable to noncontrolling interests	12	5	(55)	(27)
Consolidated Comprehensive Income Attributable to Southern Company	$1,500	$1,137	$3,692	$2,684
The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2022	2021
	(in millions)
Operating Activities:
Consolidated net income	$3,566	$2,592
Adjustments to reconcile consolidated net income to net cash provided from operating activities —
Depreciation and amortization, total	3,084	2,944
Deferred income taxes	608	89
Utilization of federal investment tax credits	266	256
Allowance for equity funds used during construction	(163)	(140)
Mark-to-market adjustments	(33)	147
Pension, postretirement, and other employee benefits	(322)	(218)
Settlement of asset retirement obligations	(314)	(341)
Stock based compensation expense	116	134
Estimated loss on Plant Vogtle Units 3 and 4	(18)	772
Storm damage accruals	160	166
Gain on dispositions, net	(41)	(171)
Natural gas cost under recovery – long-term	207	(79)
Retail fuel cost under recovery – long-term	(1,701)	(209)
Other, net	(45)	156
Changes in certain current assets and liabilities —
-Receivables	(327)	2
-Materials and supplies	(138)	(91)
-Natural gas for sale, net of temporary LIFO liquidation	(136)	20
-Natural gas cost under recovery	(124)	(432)
-Other current assets	(343)	(180)
-Accounts payable	805	(45)
-Accrued taxes	167	288
-Accrued compensation	(123)	(93)
-Accrued interest	(101)	(110)
-Retail fuel cost over recovery	(1)	(150)
-Other current liabilities	(32)	(226)
Net cash provided from operating activities	5,017	5,081
Investing Activities:
Business acquisitions, net of cash acquired	—	(345)
Property additions	(5,502)	(5,222)
Nuclear decommissioning trust fund purchases	(858)	(1,301)
Nuclear decommissioning trust fund sales	854	1,297
Proceeds from dispositions	120	160
Cost of removal, net of salvage	(518)	(282)
Payments pursuant to LTSAs	(121)	(145)
Other investing activities	73	(12)
Net cash used for investing activities	(5,952)	(5,850)
Financing Activities:
Decrease in notes payable, net	(349)	(203)
Proceeds —
Long-term debt	3,800	6,793
Short-term borrowings	1,200	325
Common stock	1,803	62
Redemptions and repurchases —
Long-term debt	(1,932)	(3,060)
Short-term borrowings	(900)	(25)
Capital contributions from noncontrolling interests	73	415
Distributions to noncontrolling interests	(175)	(204)
Payment of common stock dividends	(2,166)	(2,077)
Other financing activities	(235)	(224)
Net cash provided from financing activities	1,119	1,802
Net Change in Cash, Cash Equivalents, and Restricted Cash	184	1,033
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	1,829	1,068
Cash, Cash Equivalents, and Restricted Cash at End of Period	$2,013	$2,101
Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $74 and $68 capitalized for 2022 and 2021, respectively)	$1,425	$1,417
Income taxes, net	160	92
Noncash transactions —
Accrued property additions at end of period	872	915
Contributions from noncontrolling interests	—	89
Contributions of wind turbine equipment	—	82
Right-of-use assets obtained under leases	141	92
Reassessment of right-of-use assets under operating leases	40	—
The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Assets	At September 30, 2022	At December 31, 2021
	(in millions)
Current Assets:
Cash and cash equivalents	$2,009	$1,798
Receivables —
Customer accounts	2,223	1,806
Unbilled revenues	593	711
Other accounts and notes	533	523
Accumulated provision for uncollectible accounts	(80)	(78)
Materials and supplies	1,657	1,543
Fossil fuel for generation	526	450
Natural gas for sale	498	362
Prepaid expenses	373	330
Assets from risk management activities, net of collateral	289	151
Regulatory assets – asset retirement obligations	284	219
Natural gas cost under recovery	390	266
Other regulatory assets	746	653
Other current assets	322	231
Total current assets	10,363	8,965
Property, Plant, and Equipment:
In service	116,236	115,592
Less: Accumulated depreciation	34,922	34,079
Plant in service, net of depreciation	81,314	81,513
Other utility plant, net	602	—
Nuclear fuel, at amortized cost	840	824
Construction work in progress	10,773	8,771
Total property, plant, and equipment	93,529	91,108
Other Property and Investments:
Goodwill	5,280	5,280
Nuclear decommissioning trusts, at fair value	2,031	2,542
Equity investments in unconsolidated subsidiaries	1,292	1,282
Other intangible assets, net of amortization of $331 and $307, respectively	415	445
Miscellaneous property and investments	590	653
Total other property and investments	9,608	10,202
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	1,560	1,701
Deferred charges related to income taxes	854	824
Prepaid pension costs	2,019	1,657
Unamortized loss on reacquired debt	243	258
Deferred under recovered fuel clause revenues	1,697	410
Regulatory assets – asset retirement obligations, deferred	6,519	5,466
Other regulatory assets, deferred	6,121	5,577
Other deferred charges and assets	1,492	1,366
Total deferred charges and other assets	20,505	17,259
Total Assets	$134,005	$127,534
The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholders' Equity	At September 30, 2022	At December 31, 2021
	(in millions)
Current Liabilities:
Securities due within one year	$3,241	$2,157
Notes payable	1,398	1,440
Accounts payable	3,079	2,169
Customer deposits	516	479
Accrued taxes —
Accrued income taxes	129	50
Other accrued taxes	882	641
Accrued interest	431	533
Accrued compensation	961	1,070
Asset retirement obligations	689	697
Operating lease obligations	191	250
Other regulatory liabilities	440	563
Other current liabilities	844	872
Total current liabilities	12,801	10,921
Long-term Debt	50,427	50,120
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	9,916	8,862
Deferred credits related to income taxes	5,271	5,401
Accumulated deferred ITCs	2,154	2,216
Employee benefit obligations	1,466	1,550
Operating lease obligations, deferred	1,393	1,503
Asset retirement obligations, deferred	11,007	10,990
Other cost of removal obligations	1,950	2,103
Other regulatory liabilities, deferred	536	485
Other deferred credits and liabilities	1,366	816
Total deferred credits and other liabilities	35,059	33,926
Total Liabilities	98,287	94,967
Redeemable Preferred Stock of Subsidiaries	242	291
Total Stockholders' Equity (See accompanying statements)	35,476	32,276
Total Liabilities and Stockholders' Equity	$134,005	$127,534
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

    Table of Contents                                Index to Financial Statements
SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

	Southern Company Common Stockholders' Equity
	Number of Common Shares		Common Stock				Accumulated Other Comprehensive Income (Loss)
	Issued	Treasury	Par Value	Paid-In Capital	Treasury	Retained Earnings		Noncontrolling Interests	Total
	(in millions)
Balance at December 31, 2021	1,061	(1)	$5,279	$11,950	$(47)	$10,929	$(237)	$4,402	$32,276
Consolidated net income (loss)	—	—	—	—	—	1,032	—	(45)	987
Other comprehensive income	—	—	—	—	—	—	42	—	42
Stock issued	3	—	7	31	—	—	—	—	38
Stock-based compensation	—	—	—	6	—	—	—	—	6
Cash dividends of $0.66 per share	—	—	—	—	—	(702)	—	—	(702)
Capital contributions from noncontrolling interests	—	—	—	—	—	—	—	73	73
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(98)	(98)
Other	—	—	—	7	(2)	2	—	—	7
Balance at March 31, 2022	1,064	(1)	5,286	11,994	(49)	11,261	(195)	4,332	32,629
Consolidated net income (loss)	—	—	—	—	—	1,107	—	(22)	1,085
Other comprehensive income	—	—	—	—	—	—	11	—	11
Stock issued	—	—	2	21	—	—	—	—	23
Stock-based compensation	—	—	—	14	—	—	—	—	14
Cash dividends of $0.68 per share	—	—	—	—	—	(723)	—	—	(723)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(28)	(28)
Other	—	—	—	4	(2)	—	—	—	2
Balance at June 30, 2022	1,064	(1)	5,288	12,033	(51)	11,645	(184)	4,282	33,013
Consolidated net income	—	—	—	—	—	1,472	—	12	1,484
Other comprehensive income	—	—	—	—	—	—	28	—	28
Stock issued	26	—	129	1,613	—	—	—	—	1,742
Stock-based compensation	—	—	—	15	—	—	—	—	15
Cash dividends of $0.68 per share	—	—	—	—	—	(741)	—	—	(741)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(57)	(57)
Other	—	—	—	(4)	(1)	(2)	(1)	—	(8)
Balance at September 30, 2022	1,090	(1)	$5,417	$13,657	$(52)	$12,374	$(157)	$4,237	$35,476
The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements

ALABAMA POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)		(in millions)
Operating Revenues:
Retail revenues	$2,008	$1,651	$5,015	$4,357
Wholesale revenues, non-affiliates	250	107	522	285
Wholesale revenues, affiliates	70	53	170	109
Other revenues	116	93	316	268
Total operating revenues	2,444	1,904	6,023	5,019
Operating Expenses:
Fuel	666	373	1,399	927
Purchased power, non-affiliates	185	76	347	173
Purchased power, affiliates	113	45	260	114
Other operations and maintenance	418	401	1,270	1,175
Depreciation and amortization	220	214	652	640
Taxes other than income taxes	106	99	309	303
Total operating expenses	1,708	1,208	4,237	3,332
Operating Income	736	696	1,786	1,687
Other Income and (Expense):
Allowance for equity funds used during construction	18	14	51	38
Interest expense, net of amounts capitalized	(98)	(84)	(278)	(252)
Other income (expense), net	38	29	101	93
Total other income and (expense)	(42)	(41)	(126)	(121)
Earnings Before Income Taxes	694	655	1,660	1,566
Income taxes	166	152	394	366
Net Income	528	503	1,266	1,200
Dividends on Preferred Stock	3	4	10	11
Net Income After Dividends on Preferred Stock	$525	$499	$1,256	$1,189

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)		(in millions)
Net Income	$528	$503	$1,266	$1,200
Other comprehensive income:
Qualifying hedges:
Changes in fair value, net of tax of $—, $1, $—, and $1, respectively	1	4	(1)	3
Reclassification adjustment for amounts included in net income, net of tax of $—, $—, $1, and $1, respectively	1	1	3	3
Total other comprehensive income	2	5	2	6
Comprehensive Income	$530	$508	$1,268	$1,206
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
ALABAMA POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2022	2021
	(in millions)
Operating Activities:
Net income	$1,266	$1,200
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	817	748
Deferred income taxes	210	104
Pension, postretirement, and other employee benefits	(85)	(74)
Settlement of asset retirement obligations	(139)	(152)
Retail fuel cost under recovery – long-term	(413)	—
Other, net	(98)	(51)
Changes in certain current assets and liabilities —
-Receivables	(296)	(128)
-Fossil fuel stock	(40)	91
-Prepayments	(34)	(24)
-Retail fuel cost under recovery	(93)	(79)
-Other current assets	(41)	(32)
-Accounts payable	(22)	(230)
-Accrued taxes	110	178
-Other current liabilities	(70)	(132)
Net cash provided from operating activities	1,072	1,419
Investing Activities:
Property additions	(1,483)	(1,235)
Nuclear decommissioning trust fund purchases	(273)	(536)
Nuclear decommissioning trust fund sales	273	536
Cost of removal, net of salvage	(163)	(93)
Other investing activities	5	(7)
Net cash used for investing activities	(1,641)	(1,335)
Financing Activities:
Proceeds — Senior notes	1,700	600
Redemptions —
Senior notes	(550)	(200)
Other long-term debt	—	(206)
Capital contributions from parent company	660	630
Payment of common stock dividends	(762)	(738)
Other financing activities	(81)	(30)
Net cash provided from financing activities	967	56
Net Change in Cash, Cash Equivalents, and Restricted Cash	398	140
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	1,060	530
Cash, Cash Equivalents, and Restricted Cash at End of Period	$1,458	$670
Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $14 and $11 capitalized for 2022 and 2021, respectively)	$278	$246
Income taxes, net	178	183
Noncash transactions —
Accrued property additions at end of period	186	178
Right-of-use assets obtained under leases	9	2
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
ALABAMA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Assets	At September 30, 2022	At December 31, 2021
	(in millions)
Current Assets:
Cash and cash equivalents	$1,458	$1,060
Receivables —
Customer accounts	573	410
Unbilled revenues	146	138
Affiliated	84	37
Other accounts and notes	131	55
Accumulated provision for uncollectible accounts	(13)	(14)
Fossil fuel stock	199	159
Materials and supplies	568	548
Prepaid expenses	67	41
Other regulatory assets	298	208
Other current assets	129	67
Total current assets	3,640	2,709
Property, Plant, and Equipment:
In service	33,042	33,135
Less: Accumulated provision for depreciation	10,393	10,313
Plant in service, net of depreciation	22,649	22,822
Other utility plant, net	602	—
Nuclear fuel, at amortized cost	242	247
Construction work in progress	1,524	1,147
Total property, plant, and equipment	25,017	24,216
Other Property and Investments:
Nuclear decommissioning trusts, at fair value	1,067	1,325
Equity investments in unconsolidated subsidiaries	58	57
Miscellaneous property and investments	128	126
Total other property and investments	1,253	1,508
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	70	108
Deferred charges related to income taxes	248	240
Prepaid pension and other postretirement benefit costs	605	513
Regulatory assets – asset retirement obligations	1,952	1,547
Other regulatory assets, deferred	2,048	1,807
Other deferred charges and assets	413	334
Total deferred charges and other assets	5,336	4,549
Total Assets	$35,246	$32,982
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
ALABAMA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholder's Equity	At September 30, 2022	At December 31, 2021
	(in millions)
Current Liabilities:
Securities due within one year	$202	$751
Accounts payable —
Affiliated	401	309
Other	376	459
Customer deposits	106	106
Accrued taxes	209	98
Accrued interest	86	100
Accrued compensation	200	219
Asset retirement obligations	327	320
Other regulatory liabilities	89	215
Other current liabilities	97	125
Total current liabilities	2,093	2,702
Long-term Debt	10,628	8,936
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	3,829	3,573
Deferred credits related to income taxes	1,930	1,968
Accumulated deferred ITCs	82	88
Employee benefit obligations	171	171
Operating lease obligations	65	66
Asset retirement obligations, deferred	3,987	4,014
Other cost of removal obligations	57	192
Other regulatory liabilities, deferred	226	210
Other deferred credits and liabilities	62	58
Total deferred credits and other liabilities	10,409	10,340
Total Liabilities	23,130	21,978
Redeemable Preferred Stock	242	291
Common Stockholder's Equity (See accompanying statements)	11,874	10,713
Total Liabilities and Stockholder's Equity	$35,246	$32,982
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
ALABAMA POWER COMPANY
CONDENSED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY (UNAUDITED)

	Number of Common Shares Issued	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balance at December 31, 2020	31	$1,222	$5,413	$3,194	$(19)	$9,810
Net income after dividends on preferred stock	—	—	—	359	—	359
Capital contributions from parent company	—	—	602	—	—	602
Other comprehensive income	—	—	—	—	1	1
Cash dividends on common stock	—	—	—	(246)	—	(246)
Balance at March 31, 2021	31	1,222	6,015	3,307	(18)	10,526
Net income after dividends on preferred stock	—	—	—	331	—	331
Capital contributions from parent company	—	—	26	—	—	26
Other comprehensive income	—	—	—	—	1	1
Cash dividends on common stock	—	—	—	(246)	—	(246)
Other	—	—	—	(1)	—	(1)
Balance at June 30, 2021	31	1,222	6,041	3,391	(17)	10,637
Net income after dividends on preferred stock	—	—	—	499	—	499
Capital contributions from parent company	—	—	9	—	—	9
Other comprehensive income	—	—	—	—	5	5
Cash dividends on common stock	—	—	—	(246)	—	(246)
Other	—	—	—	—	(1)	(1)
Balance at September 30, 2021	31	$1,222	$6,050	$3,644	$(13)	$10,903

Balance at December 31, 2021	31	$1,222	$6,056	$3,448	$(13)	$10,713
Net income after dividends on preferred stock	—	—	—	347	—	347
Capital contributions from parent company	—	—	626	—	—	626
Cash dividends on common stock	—	—	—	(254)	—	(254)
Balance at March 31, 2022	31	1,222	6,682	3,541	(13)	11,432
Net income after dividends on preferred stock	—	—	—	383	—	383
Capital contributions from parent company	—	—	32	—	—	32
Other comprehensive income	—	—	—	—	1	1
Cash dividends on common stock	—	—	—	(254)	—	(254)
Balance at June 30, 2022	31	1,222	6,714	3,670	(12)	11,594
Net income after dividends on preferred stock	—	—	—	525	—	525
Capital contributions from parent company	—	—	7	—	—	7
Other comprehensive income	—	—	—	—	2	2
Cash dividends on common stock	—	—	—	(254)	—	(254)
Balance at September 30, 2022	31	$1,222	$6,721	$3,941	$(10)	$11,874
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements

GEORGIA POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)		(in millions)
Operating Revenues:
Retail revenues	$3,703	$2,652	$8,629	$6,465
Wholesale revenues	56	63	186	143
Other revenues	130	141	403	442
Total operating revenues	3,889	2,856	9,218	7,050
Operating Expenses:
Fuel	841	432	1,887	1,088
Purchased power, non-affiliates	304	173	700	461
Purchased power, affiliates	571	288	1,100	573
Other operations and maintenance	595	544	1,686	1,558
Depreciation and amortization	359	345	1,066	1,025
Taxes other than income taxes	155	130	420	365
Estimated loss on Plant Vogtle Units 3 and 4	(70)	264	(18)	772
Total operating expenses	2,755	2,176	6,841	5,842
Operating Income	1,134	680	2,377	1,208
Other Income and (Expense):
Allowance for equity funds used during construction	37	33	102	94
Interest expense, net of amounts capitalized	(123)	(106)	(347)	(315)
Other income (expense), net	36	42	140	124
Total other income and (expense)	(50)	(31)	(105)	(97)
Earnings Before Income Taxes	1,084	649	2,272	1,111
Income taxes	226	113	421	81
Net Income	$858	$536	$1,851	$1,030
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)		(in millions)
Net Income	$858	$536	$1,851	$1,030
Other comprehensive income:
Qualifying hedges:
Changes in fair value, net of tax of $—, $—, $8, and $—, respectively	—	—	23	—
Reclassification adjustment for amounts included in net income, net of tax of $—, $1, $1, and $2, respectively	1	2	4	5
Total other comprehensive income	1	2	27	5
Comprehensive Income	$859	$538	$1,878	$1,035
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
GEORGIA POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2022	2021
	(in millions)
Operating Activities:
Net income	$1,851	$1,030
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	1,211	1,164
Deferred income taxes	266	(299)
Utilization of federal investment tax credits	49	19
Allowance for equity funds used during construction	(102)	(94)
Pension, postretirement, and other employee benefits	(178)	(112)
Settlement of asset retirement obligations	(149)	(154)
Storm damage accruals	160	160
Retail fuel cost under recovery – long-term	(1,287)	(203)
Estimated loss on Plant Vogtle Units 3 and 4	(18)	772
Other, net	(71)	70
Changes in certain current assets and liabilities —
-Receivables	(321)	(85)
-Fossil fuel stock	(23)	77
-Materials and supplies	(67)	(60)
-Contract assets	(51)	(32)
-Other current assets	(72)	(20)
-Accounts payable	211	164
-Accrued taxes	151	154
-Retail fuel cost over recovery	—	(113)
-Other current liabilities	(78)	(88)
Net cash provided from operating activities	1,482	2,350
Investing Activities:
Property additions	(2,658)	(2,411)
Nuclear decommissioning trust fund purchases	(585)	(766)
Nuclear decommissioning trust fund sales	581	761
Cost of removal, net of salvage	(250)	(99)
Change in construction payables, net of joint owner portion	148	(68)
Contributions in aid of construction	102	71
Proceeds from dispositions	56	4
Other investing activities	(47)	(64)
Net cash used for investing activities	(2,653)	(2,572)
Financing Activities:
Increase (decrease) in notes payable, net	415	(60)
Proceeds —
Senior notes	1,500	750
Pollution control revenue bonds	—	122
FFB loan	—	371
Short-term borrowings	650	—
Redemptions and repurchases —
Senior notes	(400)	(325)
Pollution control revenue bonds	(53)	(69)
FFB loan	(66)	(75)
Short-term borrowings	(250)	—
Other long-term debt	(125)	—
Capital contributions from parent company	813	1,054
Payment of common stock dividends	(1,268)	(1,237)
Other financing activities	(45)	(26)
Net cash provided from financing activities	1,171	505
Net Change in Cash, Cash Equivalents, and Restricted Cash	—	283
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	33	9
Cash, Cash Equivalents, and Restricted Cash at End of Period	$33	$292
Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $52 and $47 capitalized for 2022 and 2021, respectively)	$332	$325
Income taxes, net	151	237
Noncash transactions —
Accrued property additions at end of period	609	477
Right-of-use assets obtained under operating leases	7	(3)
Right-of-use assets obtained under finance leases	112	—
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
GEORGIA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Assets	At September 30, 2022	At December 31, 2021
	(in millions)
Current Assets:
Cash and cash equivalents	$33	$33
Receivables —
Customer accounts, net	866	547
Unbilled revenues	267	231
Joint owner accounts	64	116
Affiliated	66	25
Other accounts and notes	30	44
Fossil fuel stock	272	248
Materials and supplies	713	670
Regulatory assets – asset retirement obligations	244	178
Assets from risk management activities	88	48
Other regulatory assets	299	289
Other current assets	212	130
Total current assets	3,154	2,559
Property, Plant, and Equipment:
In service	41,159	41,332
Less: Accumulated provision for depreciation	12,942	12,854
Plant in service, net of depreciation	28,217	28,478
Nuclear fuel, at amortized cost	598	577
Construction work in progress	8,053	6,688
Total property, plant, and equipment	36,868	35,743
Other Property and Investments:
Nuclear decommissioning trusts, at fair value	964	1,217
Equity investments in unconsolidated subsidiaries	51	50
Miscellaneous property and investments	87	69
Total other property and investments	1,102	1,336
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	1,034	1,157
Deferred charges related to income taxes	573	550
Prepaid pension costs	697	563
Deferred under recovered fuel clause revenues	1,697	410
Regulatory assets – asset retirement obligations, deferred	4,323	3,688
Other regulatory assets, deferred	2,579	1,964
Other deferred charges and assets	519	491
Total deferred charges and other assets	11,422	8,823
Total Assets	$52,546	$48,461
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
GEORGIA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholder's Equity	At September 30, 2022	At December 31, 2021
	(in millions)
Current Liabilities:
Securities due within one year	$900	$675
Notes payable	814	—
Accounts payable —
Affiliated	880	757
Other	1,025	702
Customer deposits	254	259
Accrued taxes	486	335
Accrued interest	127	136
Accrued compensation	213	232
Operating lease obligations	148	156
Asset retirement obligations	309	317
Other regulatory liabilities	197	280
Other current liabilities	243	254
Total current liabilities	5,596	4,103
Long-term Debt	13,831	13,109
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	3,588	3,019
Deferred credits related to income taxes	2,264	2,321
Accumulated deferred ITCs	321	328
Employee benefit obligations	370	402
Operating lease obligations, deferred	854	999
Asset retirement obligations, deferred	6,547	6,507
Other deferred credits and liabilities	518	439
Total deferred credits and other liabilities	14,462	14,015
Total Liabilities	33,889	31,227
Common Stockholder's Equity (See accompanying statements)	18,657	17,234
Total Liabilities and Stockholder's Equity	$52,546	$48,461
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
GEORGIA POWER COMPANY
CONDENSED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY (UNAUDITED)

	Number of Common Shares Issued	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balance at December 31, 2020	9	$398	$12,361	$3,789	$(47)	$16,501
Net income	—	—	—	351	—	351
Capital contributions from parent company	—	—	332	—	—	332
Other comprehensive income	—	—	—	—	2	2
Cash dividends on common stock	—	—	—	(412)	—	(412)
Balance at March 31, 2021	9	398	12,693	3,728	(45)	16,774
Net income	—	—	—	143	—	143
Capital contributions from parent company	—	—	40	—	—	40
Other comprehensive income	—	—	—	—	1	1
Cash dividends on common stock	—	—	—	(412)	—	(412)
Balance at June 30, 2021	9	398	12,733	3,459	(44)	16,546
Net income	—	—	—	536	—	536
Capital contributions from parent company	—	—	690	—	—	690
Other comprehensive income	—	—	—	—	2	2
Cash dividends on common stock	—	—	—	(413)	—	(413)
Balance at September 30, 2021	9	$398	$13,423	$3,582	$(42)	$17,361

Balance at December 31, 2021	9	$398	$14,153	$2,724	$(41)	$17,234
Net income	—	—	—	385	—	385
Capital contributions from parent company	—	—	443	—	—	443
Other comprehensive income	—	—	—	—	10	10
Cash dividends on common stock	—	—	—	(423)	—	(423)
Balance at March 31, 2022	9	398	14,596	2,686	(31)	17,649
Net income	—	—	—	608	—	608
Capital contributions from parent company	—	—	46	—	—	46
Other comprehensive income	—	—	—	—	16	16
Cash dividends on common stock	—	—	—	(422)	—	(422)
Balance at June 30, 2022	9	398	14,642	2,872	(15)	17,897
Net income	—	—	—	858	—	858
Capital contributions from parent company	—	—	324	—	—	324
Other comprehensive income	—	—	—	—	1	1
Cash dividends on common stock	—	—	—	(423)	—	(423)
Balance at September 30, 2022	9	$398	$14,966	$3,307	$(14)	$18,657
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements

MISSISSIPPI POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)		(in millions)
Operating Revenues:
Retail revenues	$250	$248	$718	$670
Wholesale revenues, non-affiliates	60	60	191	178
Wholesale revenues, affiliates	187	62	336	120
Other revenues	13	8	34	20
Total operating revenues	510	378	1,279	988
Operating Expenses:
Fuel and purchased power	262	145	601	351
Other operations and maintenance	86	85	252	230
Depreciation and amortization	45	46	135	138
Taxes other than income taxes	32	33	93	96
Total operating expenses	425	309	1,081	815
Operating Income	85	69	198	173
Other Income and (Expense):
Interest expense, net of amounts capitalized	(15)	(16)	(42)	(45)
Other income (expense), net	9	7	32	27
Total other income and (expense)	(6)	(9)	(10)	(18)
Earnings Before Income Taxes	79	60	188	155
Income taxes	17	10	38	22
Net Income	$62	$50	$150	$133

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)		(in millions)
Net Income	$62	$50	$150	$133
Other comprehensive income:
Qualifying hedges:
Reclassification adjustment for amounts included in net income, net of tax of $—, $—, $—, and $—, respectively	—	—	—	1
Total other comprehensive income	—	—	—	1
Comprehensive Income	$62	$50	$150	$134
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
MISSISSIPPI POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2022	2021
	(in millions)
Operating Activities:
Net income	$150	$133
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	164	161
Settlement of asset retirement obligations	(15)	(18)
Other, net	20	(20)
Changes in certain current assets and liabilities —
-Receivables	(58)	(19)
-Other current assets	(17)	(9)
-Accounts payable	41	(12)
-Accrued taxes	(3)	(20)
-Retail fuel cost over recovery	—	(19)
-Other current liabilities	(3)	(18)
Net cash provided from operating activities	279	159
Investing Activities:
Property additions	(165)	(135)
Construction payables	(9)	(11)
Payments pursuant to LTSAs	(23)	(21)
Other investing activities	(22)	(15)
Net cash used for investing activities	(219)	(182)
Financing Activities:
Decrease in notes payable, net	—	(25)
Proceeds — Senior notes	—	525
Redemptions —
Other revenue bonds	—	(270)
Other long-term debt	—	(75)
Capital contributions from parent company	55	103
Payment of common stock dividends	(128)	(118)
Other financing activities	1	(10)
Net cash provided from (used for) financing activities	(72)	130
Net Change in Cash, Cash Equivalents, and Restricted Cash	(12)	107
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	61	39
Cash, Cash Equivalents, and Restricted Cash at End of Period	$49	$146
Supplemental Cash Flow Information:
Cash paid during the period for —
Interest	$49	$53
Income taxes, net	18	11
Noncash transactions — Accrued property additions at end of period	16	23
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
MISSISSIPPI POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Assets	At September 30, 2022	At December 31, 2021
	(in millions)
Current Assets:
Cash and cash equivalents	$49	$61
Receivables —
Customer accounts, net	71	37
Unbilled revenues	43	34
Affiliated	39	29
Other accounts and notes	34	28
Fossil fuel stock	37	28
Materials and supplies	80	70
Assets from risk management activities	69	28
Other regulatory assets	60	54
Other current assets	16	13
Total current assets	498	382
Property, Plant, and Equipment:
In service	5,209	5,106
Less: Accumulated provision for depreciation	1,669	1,591
Plant in service, net of depreciation	3,540	3,515
Construction work in progress	168	127
Total property, plant, and equipment	3,708	3,642
Other Property and Investments	171	179
Deferred Charges and Other Assets:
Deferred charges related to income taxes	30	31
Prepaid pension costs	97	79
Regulatory assets – asset retirement obligations	238	232
Other regulatory assets, deferred	271	317
Accumulated deferred income taxes	108	118
Other deferred charges and assets	130	100
Total deferred charges and other assets	874	877
Total Assets	$5,251	$5,080
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
MISSISSIPPI POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholder's Equity	At September 30, 2022	At December 31, 2021
	(in millions)
Current Liabilities:
Securities due within one year	$1	$1
Accounts payable —
Affiliated	96	81
Other	68	47
Accrued taxes	116	120
Accrued compensation	33	36
Asset retirement obligations	20	30
Other regulatory liabilities	102	59
Other current liabilities	80	65
Total current liabilities	516	439
Long-term Debt	1,509	1,510
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	465	464
Deferred credits related to income taxes	258	269
Employee benefit obligations	86	88
Asset retirement obligations, deferred	162	160
Other cost of removal obligations	197	195
Other regulatory liabilities, deferred	87	64
Other deferred credits and liabilities	25	24
Total deferred credits and other liabilities	1,280	1,264
Total Liabilities	3,305	3,213
Common Stockholder's Equity (See accompanying statements)	1,946	1,867
Total Liabilities and Stockholder's Equity	$5,251	$5,080
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
MISSISSIPPI POWER COMPANY
CONDENSED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY (UNAUDITED)

	Number of Common Shares Issued	Common Stock	Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balance at December 31, 2020	1	$38	$4,460	$(2,754)	$(2)	$1,742
Net income	—	—	—	45	—	45
Capital contributions from parent company	—	—	100	—	—	100
Cash dividends on common stock	—	—	—	(39)	—	(39)
Balance at March 31, 2021	1	38	4,560	(2,748)	(2)	1,848
Net income	—	—	—	38	—	38
Capital contributions from parent company	—	—	2	—	—	2
Cash dividends on common stock	—	—	—	(39)	—	(39)
Other	—	—	—	(1)	1	—
Balance at June 30, 2021	1	38	4,562	(2,750)	(1)	1,849
Net income	—	—	—	50	—	50
Capital contributions from parent company	—	—	3	—	—	3
Cash dividends on common stock	—	—	—	(39)	—	(39)
Balance at September 30, 2021	1	$38	$4,565	$(2,739)	$(1)	$1,863

Balance at December 31, 2021	1	$38	$4,582	$(2,753)	$—	$1,867
Net income	—	—	—	42	—	42
Capital contributions from parent company	—	—	51	—	—	51
Cash dividends on common stock	—	—	—	(43)	—	(43)
Balance at March 31, 2022	1	38	4,633	(2,754)	—	1,917
Net income	—	—	—	45	—	45
Capital contributions from parent company	—	—	1	—	—	1
Cash dividends on common stock	—	—	—	(42)	—	(42)
Balance at June 30, 2022	1	38	4,634	(2,751)	—	1,921
Net income	—	—	—	62	—	62
Capital contributions from parent company	—	—	5	—	—	5
Cash dividends on common stock	—	—	—	(42)	—	(42)
Balance at September 30, 2022	1	$38	$4,639	$(2,731)	$—	$1,946
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)		(in millions)
Operating Revenues:
Wholesale revenues, non-affiliates	$835	$503	$1,918	$1,231
Wholesale revenues, affiliates	336	167	673	361
Other revenues	9	9	27	18
Total operating revenues	1,180	679	2,618	1,610
Operating Expenses:
Fuel	605	259	1,274	540
Purchased power	144	41	233	86
Other operations and maintenance	113	94	331	308
Depreciation and amortization	133	132	384	383
Taxes other than income taxes	13	12	38	35
Loss on sales-type leases	—	15	1	15
Gain on dispositions, net	—	—	(2)	(39)
Total operating expenses	1,008	553	2,259	1,328
Operating Income	172	126	359	282
Other Income and (Expense):
Interest expense, net of amounts capitalized	(32)	(36)	(105)	(111)
Other income (expense), net	3	2	5	10
Total other income and (expense)	(29)	(34)	(100)	(101)
Earnings Before Income Taxes	143	92	259	181
Income taxes (benefit)	36	9	49	(3)
Net Income	107	83	210	184
Net income (loss) attributable to noncontrolling interests	12	5	(55)	(27)
Net Income Attributable to Southern Power	$95	$78	$265	$211
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)		(in millions)
Net Income	$107	$83	$210	$184
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $(11), $(7), $(35), and $(16), respectively	(35)	(21)	(106)	(48)
Reclassification adjustment for amounts included in net income, net of tax of $9, $9, $35, and $22, respectively	28	27	106	66
Pension and other postretirement benefit plans:
Reclassification adjustment for amounts included in net income, net of tax of $—, $—, $—, and $1, respectively	—	1	1	2
Total other comprehensive income (loss)	(7)	7	1	20
Comprehensive Income	100	90	211	204
Comprehensive income (loss) attributable to noncontrolling interests	12	5	(55)	(27)
Comprehensive Income Attributable to Southern Power	$88	$85	$266	$231
The accompanying notes as they relate to Southern Power are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2022	2021
	(in millions)
Operating Activities:
Net income	$210	$184
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	404	402
Deferred income taxes	21	(16)
Utilization of federal investment tax credits	218	237
Amortization of investment tax credits	(44)	(44)
Gain on dispositions, net	(2)	(39)
Other, net	1	14
Changes in certain current assets and liabilities —
-Receivables	(124)	(117)
-Prepaid income taxes	22	63
-Other current assets	(15)	(5)
-Accounts payable	95	55
-Accrued taxes	55	15
-Other current liabilities	(14)	1
Net cash provided from operating activities	827	750
Investing Activities:
Business acquisitions, net of cash acquired	—	(345)
Property additions	(64)	(355)
Proceeds from dispositions	48	22
Change in construction payables	(60)	(22)
Payments pursuant to LTSAs	(52)	(61)
Other investing activities	—	8
Net cash used for investing activities	(128)	(753)
Financing Activities:
Decrease in notes payable, net	(5)	(148)
Proceeds — Senior notes	—	400
Redemptions — Senior notes	(677)	—
Capital contributions from parent company	330	4
Return of capital to parent company	—	(271)
Capital contributions from noncontrolling interests	73	415
Distributions to noncontrolling interests	(175)	(204)
Payment of common stock dividends	(148)	(153)
Other financing activities	(1)	(10)
Net cash provided from (used for) financing activities	(603)	33
Net Change in Cash, Cash Equivalents, and Restricted Cash	96	30
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	135	183
Cash, Cash Equivalents, and Restricted Cash at End of Period	$231	$213
Supplemental Cash Flow Information:
Cash paid (received) during the period for —
Interest (net of $— and $5 capitalized for 2022 and 2021, respectively)	$120	$118
Income taxes, net	(202)	(235)
Noncash transactions —
Contributions from noncontrolling interests	—	89
Contributions of wind turbine equipment	—	82
Accrued property additions at end of period	30	53
Right-of-use assets obtained under operating leases	—	66
Reassessment of right-of-use assets under operating leases	40	—
The accompanying notes as they relate to Southern Power are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Assets	At September 30, 2022	At December 31, 2021
	(in millions)
Current Assets:
Cash and cash equivalents	$229	$107
Receivables —
Customer accounts, net	232	139
Affiliated	95	51
Other	24	29
Materials and supplies	112	106
Prepaid income taxes	5	27
Other current assets	51	46
Total current assets	748	505
Property, Plant, and Equipment:
In service	14,641	14,585
Less: Accumulated provision for depreciation	3,589	3,241
Plant in service, net of depreciation	11,052	11,344
Construction work in progress	48	45
Total property, plant, and equipment	11,100	11,389
Other Property and Investments:
Intangible assets, net of amortization of $124 and $109, respectively	268	282
Equity investments in unconsolidated subsidiaries	49	86
Net investment in sales-type leases	155	161
Total other property and investments	472	529
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	491	479
Prepaid LTSAs	210	210
Other deferred charges and assets	262	278
Total deferred charges and other assets	963	967
Total Assets	$13,283	$13,390
The accompanying notes as they relate to Southern Power are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholders' Equity	At September 30, 2022	At December 31, 2021
	(in millions)
Current Liabilities:
Securities due within one year	$290	$679
Notes payable	208	211
Accounts payable —
Affiliated	179	92
Other	70	85
Accrued taxes	208	14
Accrued interest	22	32
Other current liabilities	96	140
Total current liabilities	1,073	1,253
Long-term Debt	2,642	3,009
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	315	215
Accumulated deferred ITCs	1,571	1,614
Operating lease obligations	515	497
Other deferred credits and liabilities	287	204
Total deferred credits and other liabilities	2,688	2,530
Total Liabilities	6,403	6,792
Total Stockholders' Equity (See accompanying statements)	6,880	6,598
Total Liabilities and Stockholders' Equity	$13,283	$13,390
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

    Table of Contents                                Index to Financial Statements
SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Common Stockholders' Equity	Noncontrolling Interests	Total
	(in millions)
Balance at December 31, 2021	$638	$1,585	$(27)	$2,196	$4,402	$6,598
Net income (loss)	—	72	—	72	(45)	27
Other comprehensive income	—	—	5	5	—	5
Cash dividends on common stock	—	(49)	—	(49)	—	(49)
Capital contributions from noncontrolling interests	—	—	—	—	73	73
Distributions to noncontrolling interests	—	—	—	—	(98)	(98)
Balance at March 31, 2022	638	1,608	(22)	2,224	4,332	6,556
Net income (loss)	—	98	—	98	(22)	76
Capital contributions from parent company	322	—	—	322	—	322
Other comprehensive income	—	—	3	3	—	3
Cash dividends on common stock	—	(50)	—	(50)	—	(50)
Distributions to noncontrolling interests	—	—	—	—	(28)	(28)
Balance at June 30, 2022	960	1,656	(19)	2,597	4,282	6,879
Net income	—	95	—	95	12	107
Capital contributions from parent company	9	—	—	9	—	9
Other comprehensive income (loss)	—	—	(7)	(7)	—	(7)
Cash dividends on common stock	—	(49)	—	(49)	—	(49)
Distributions to noncontrolling interests	—	—	—	—	(57)	(57)
Other	—	(1)	(1)	(2)	—	(2)
Balance at September 30, 2022	$969	$1,701	$(27)	$2,643	$4,237	$6,880
The accompanying notes as they relate to Southern Power are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)		(in millions)
Operating Revenues:
Natural gas revenues (includes revenue taxes of $15, $12, $118, and $89, respectively)	$858	$624	$3,998	$2,991
Alternative revenue programs	(1)	(1)	—	3
Total operating revenues	857	623	3,998	2,994
Operating Expenses:
Cost of natural gas	294	129	1,840	943
Other operations and maintenance	252	238	829	776
Depreciation and amortization	140	133	414	396
Taxes other than income taxes	45	36	208	166
Gain on dispositions, net	—	(121)	(5)	(127)
Total operating expenses	731	415	3,286	2,154
Operating Income	126	208	712	840
Other Income and (Expense):
Earnings from equity method investments	34	25	105	14
Interest expense, net of amounts capitalized	(65)	(57)	(187)	(175)
Other income (expense), net	15	13	47	(66)
Total other income and (expense)	(16)	(19)	(35)	(227)
Earnings Before Income Taxes	110	189	677	613
Income taxes	27	133	161	224
Net Income	$83	$56	$516	$389
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)		(in millions)
Net Income	$83	$56	$516	$389
Other comprehensive income:
Qualifying hedges:
Changes in fair value, net of tax of $8, $8, $16, and $11, respectively	19	23	39	32
Reclassification adjustment for amounts included in net income, net of tax of $(2), $—, $(7), and $1, respectively	(5)	(2)	(17)	1
Total other comprehensive income	14	21	22	33
Comprehensive Income	$97	$77	$538	$422
The accompanying notes as they relate to Southern Company Gas are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2022	2021
	(in millions)
Operating Activities:
Net income	$516	$389
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	414	396
Deferred income taxes	109	289
Mark-to-market adjustments	(34)	147
Impairment of PennEast Pipeline investment	—	84
Gain on dispositions, net	(5)	(127)
Natural gas cost under recovery – long-term	207	(79)
Other, net	27	32
Changes in certain current assets and liabilities —
-Receivables	301	311
-Natural gas for sale, net of temporary LIFO liquidation	(136)	20
-Prepaid income taxes	(77)	(148)
-Natural gas cost under recovery	(124)	(432)
-Other current assets	7	(98)
-Accounts payable	342	30
-Other current liabilities	(15)	(57)
Net cash provided from operating activities	1,532	757
Investing Activities:
Property additions	(1,063)	(1,045)
Cost of removal, net of salvage	(84)	(74)
Change in construction payables, net	(103)	4
Proceeds from dispositions	—	126
Other investing activities	11	23
Net cash used for investing activities	(1,239)	(966)
Financing Activities:
Increase (decrease) in notes payable, net	(749)	38
Proceeds —
Short-term borrowings	50	300
First mortgage bonds	100	100
Senior notes	500	450
Redemptions —
Short-term borrowings	(150)	—
Senior notes	—	(300)
Medium-term notes	(46)	(30)
Capital contributions from parent company	357	63
Payment of common stock dividends	(389)	(397)
Other financing activities	14	(2)
Net cash provided from (used for) financing activities	(313)	222
Net Change in Cash, Cash Equivalents, and Restricted Cash	(20)	13
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	48	19
Cash, Cash Equivalents, and Restricted Cash at End of Period	$28	$32
Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $7 and $6 capitalized for 2022 and 2021, respectively)	$186	$173
Income taxes, net	193	85
Noncash transactions — Accrued property additions at end of period	10	146
The accompanying notes as they relate to Southern Company Gas are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Assets	At September 30, 2022	At December 31, 2021
	(in millions)
Current Assets:
Cash and cash equivalents	$26	$45
Receivables —
Customer accounts	296	462
Unbilled revenues	122	278
Other accounts and notes	58	49
Accumulated provision for uncollectible accounts	(41)	(39)
Natural gas for sale	498	362
Prepaid expenses	192	114
Natural gas cost under recovery	390	266
Other regulatory assets	121	136
Other current assets	118	82
Total current assets	1,780	1,755
Property, Plant, and Equipment:
In service	19,656	18,880
Less: Accumulated depreciation	5,270	5,067
Plant in service, net of depreciation	14,386	13,813
Construction work in progress	871	684
Total property, plant, and equipment	15,257	14,497
Other Property and Investments:
Goodwill	5,015	5,015
Equity investments in unconsolidated subsidiaries	1,125	1,173
Other intangible assets, net of amortization of $154 and $145, respectively	28	37
Miscellaneous property and investments	27	19
Total other property and investments	6,195	6,244
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	61	70
Prepaid pension costs	200	175
Other regulatory assets, deferred	468	689
Other deferred charges and assets	136	130
Total deferred charges and other assets	865	1,064
Total Assets	$24,097	$23,560
The accompanying notes as they relate to Southern Company Gas are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholder's Equity	At September 30, 2022	At December 31, 2021
	(in millions)
Current Liabilities:
Securities due within one year	$—	$47
Notes payable	360	1,209
Accounts payable —
Affiliated	64	58
Other	592	361
Customer deposits	137	95
Accrued taxes	71	124
Accrued interest	67	59
Accrued compensation	92	110
Other regulatory liabilities	15	8
Other current liabilities	168	155
Total current liabilities	1,566	2,226
Long-term Debt	7,361	6,855
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	1,662	1,555
Deferred credits related to income taxes	793	816
Employee benefit obligations	158	176
Operating lease obligations	53	59
Other cost of removal obligations	1,696	1,683
Accrued environmental remediation	217	197
Other deferred credits and liabilities	153	77
Total deferred credits and other liabilities	4,732	4,563
Total Liabilities	13,659	13,644
Common Stockholder's Equity (See accompanying statements)	10,438	9,916
Total Liabilities and Stockholder's Equity	$24,097	$23,560
The accompanying notes as they relate to Southern Company Gas are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (UNAUDITED)

	Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balance at December 31, 2020	$9,930	$(141)	$(22)	$9,767
Net income	—	398	—	398
Capital contributions from parent company	57	—	—	57
Other comprehensive income	—	—	4	4
Cash dividends on common stock	—	(132)	—	(132)
Balance at March 31, 2021	9,987	125	(18)	10,094
Net loss	—	(65)	—	(65)
Capital contributions from parent company	25	—	—	25
Other comprehensive income	—	—	8	8
Cash dividends on common stock	—	(133)	—	(133)
Balance at June 30, 2021	10,012	(73)	(10)	9,929
Net income	—	56	—	56
Capital contributions from parent company	2	—	—	2
Other comprehensive income	—	—	21	21
Cash dividends on common stock	—	(132)	—	(132)
Balance at September 30, 2021	$10,014	$(149)	$11	$9,876

Balance at December 31, 2021	$10,024	$(132)	$24	$9,916
Net income	—	319	—	319
Capital contributions from parent company	50	—	—	50
Other comprehensive income	—	—	20	20
Cash dividends on common stock	—	(130)	—	(130)
Balance at March 31, 2022	10,074	57	44	10,175
Net income	—	115	—	115
Capital contributions from parent company	312	—	—	312
Other comprehensive income (loss)	—	—	(12)	(12)
Cash dividends on common stock	—	(130)	—	(130)
Balance at June 30, 2022	10,386	42	32	10,460
Net income	—	83	—	83
Capital contributions from parent company	11	—	—	11
Other comprehensive income	—	—	14	14
Cash dividends on common stock	—	(130)	—	(130)
Balance at September 30, 2022	$10,397	$(5)	$46	$10,438
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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(A) INTRODUCTION
The condensed quarterly financial statements of each Registrant included herein have been prepared by such Registrant, without audit, pursuant to the rules and regulations of the SEC. The Condensed Balance Sheets at December 31, 2021 have been derived from the audited financial statements of each Registrant. In the opinion of each Registrant's management, the information regarding such Registrant furnished herein reflects all adjustments, which, except as otherwise disclosed, are of a normal recurring nature, necessary to present fairly the results of operations for the periods ended September 30, 2022 and 2021. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although each Registrant believes that the disclosures regarding such Registrant are adequate to make the information presented not misleading. Disclosures which would substantially duplicate the disclosures in the Form 10-K and details which have not changed significantly in amount or composition since the filing of the Form 10-K are generally omitted from this Quarterly Report on Form 10-Q unless specifically required by GAAP. Therefore, these Condensed Financial Statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K. Due to the seasonal variations in the demand for energy and other factors, operating results for the periods presented are not necessarily indicative of the operating results to be expected for the full year.
Certain prior year data presented in the financial statements have been reclassified to conform to the current year presentation. These reclassifications had no impact on the overall results of operations, financial position, or cash flows of any Registrant.
Goodwill and Other Intangible Assets
Goodwill at September 30, 2022 and December 31, 2021 was as follows:

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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Other intangible assets were as follows:

	At September 30, 2022			At December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Other Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Other Intangible Assets, Net
	(in millions)			(in millions)
Southern Company
Other intangible assets subject to amortization:
Customer relationships	$212	$(159)	$53	$212	$(150)	$62
Trade names	64	(44)	20	64	(38)	26
PPA fair value adjustments	390	(124)	266	390	(109)	281
Other	5	(4)	1	11	(10)	1
Total other intangible assets subject to amortization	$671	$(331)	$340	$677	$(307)	$370
Other intangible assets not subject to amortization:
Federal Communications Commission licenses	75	—	75	75	—	75
Total other intangible assets	$746	$(331)	$415	$752	$(307)	$445

Southern Power
Other intangible assets subject to amortization:
PPA fair value adjustments	$390	$(124)	$266	$390	$(109)	$281

Southern Company Gas
Other intangible assets subject to amortization:
Gas marketing services
Customer relationships	$156	$(137)	$19	$156	$(130)	$26
Trade names	26	(17)	9	26	(15)	11
Total other intangible assets subject to amortization	$182	$(154)	$28	$182	$(145)	$37

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Amortization associated with other intangible assets was as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2022
	(in millions)
Southern Company(a)	$11	$30
Southern Power(b)	5	15
Southern Company Gas	4	9
(a)Includes $5 million and $15 million for the three and nine months ended September 30, 2022, respectively, recorded as a reduction to operating revenues.
(b)Recorded as a reduction to operating revenues.
Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed balance sheets that total to the amount shown in the condensed statements of cash flows for the applicable Registrants:

	Southern Company		Southern Power		Southern Company Gas
	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
	(in millions)
Cash and cash equivalents	$2,009	$1,798	$229	$107	$26	$45
Restricted cash(a):
Other current assets	2	2	—	—	2	2
Other deferred charges and assets	3	29	3	29	—	—
Total cash, cash equivalents, and restricted cash(b)	$2,013	$1,829	$231	$135	$28	$48
(a)For Southern Power, reflects $3 million and $10 million at September 30, 2022 and December 31, 2021, respectively, held to fund estimated construction completion costs at the Deuel Harvest wind facility and $19 million at December 31, 2021 related to tax equity contributions restricted until the Garland battery energy storage facility achieved final contracted capacity. For Southern Company Gas, reflects collateral for workers' compensation, life insurance, and long-term disability insurance.
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
Southern Company Gas recorded no material adjustments to natural gas inventories for either period presented. Nicor Gas had no inventory decrement at September 30, 2022.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Depreciation and Amortization
See Note 5 to the financial statements under "Depreciation and Amortization" in Item 8 of the Form 10-K for additional information.
Alabama Power
On September 23, 2022, the FERC authorized Alabama Power to use updated depreciation rates from its 2021 depreciation study effective January 1, 2023. The study was also provided to the Alabama PSC, and the new depreciation rates will be reflected in Alabama Power's future rate filings. See Note 2 to the financial statements under "Alabama Power" in Item 8 of the Form 10-K for additional information.
Southern Power
Effective January 1, 2022, Southern Power revised the depreciable lives of its wind generating facilities from up to 30 years to up to 35 years. This revision resulted in an immaterial decrease in depreciation for the three and nine months ended September 30, 2022.
(B) REGULATORY MATTERS
See Note 2 to the financial statements in Item 8 of the Form 10-K for additional information relating to regulatory matters.
The recovery balances for certain retail regulatory clauses of the traditional electric operating companies and Southern Company Gas at September 30, 2022 and December 31, 2021 were as follows:

Regulatory Clause	Balance Sheet Line Item	September 30, 2022	December 31, 2021
		(in millions)
Alabama Power
Rate CNP Compliance	Other regulatory liabilities, deferred	$4	$—
	Other regulatory assets, deferred	—	16
Rate CNP PPA	Other regulatory assets, deferred	125	84
Retail Energy Cost Recovery(*)	Other regulatory assets, current	93	—
	Other regulatory assets, deferred	413	126
Georgia Power
Fuel Cost Recovery	Deferred under recovered fuel clause revenues	$1,697	$410
Mississippi Power
Fuel Cost Recovery	Other customer accounts receivable	$13	$4
Ad Valorem Tax	Other regulatory assets, current	12	12
	Other regulatory assets, deferred	22	37
Southern Company Gas
Natural Gas Cost Recovery	Natural gas cost under recovery	$390	$266
	Other regulatory assets, deferred	—	207
(*)In accordance with an Alabama PSC order issued on February 1, 2022, Alabama Power applied $126 million of its 2021 Rate RSE refund to reduce the Rate ECR under recovered balance.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Alabama Power
Certificates of Convenience and Necessity
On July 12, 2022, the Alabama PSC approved a certificate of convenience and necessity (CCN) authorizing Alabama Power to complete the acquisition of the Calhoun Generating Station, which was approved by the FERC on March 25, 2022. The transaction closed on September 30, 2022 and, on October 3, 2022, Alabama Power filed Rate CNP New Plant with the Alabama PSC to recover the related costs. The filing reflected an increase in annual revenues of $34 million, or 0.6%, effective with the billing month of November 2022. Alabama Power expects to recover all approved costs associated with the acquisition through existing rate mechanisms as outlined in Note 2 to the financial statements in Item 8 of the Form 10-K. See Note (K) under "Alabama Power" for additional information.
With the completion of the Calhoun Generating Station acquisition, Alabama Power expects to retire Plant Barry Unit 5 as early as 2023. In September 2022, Alabama Power reclassified approximately $600 million for Plant Barry Unit 5 from plant in service, net of depreciation to other utility plant, net and will continue to depreciate the asset according to the original depreciation rates. At retirement, Alabama Power will reclassify the remaining net investment costs of the unit to a regulatory asset to be recovered over the unit's remaining useful life, as established prior to the decision to retire, through Rate CNP Compliance. See Note 2 to the financial statements under "Alabama Power – Environmental Accounting Order" in Item 8 of the Form 10-K for additional information.
In its 2020 order authorizing the CCN for Alabama Power's construction of Plant Barry Unit 8, the Alabama PSC authorized recovery of estimated actual in-service costs of $652 million. At September 30, 2022, project expenditures associated with Plant Barry Unit 8 included in CWIP totaled approximately $484 million and the unit is expected to be placed in service in November 2023. The ultimate outcome of this matter cannot be determined at this time.
Rate ECR
On July 12, 2022, the Alabama PSC approved an adjustment to Rate ECR from 1.960 cents per KWH to 2.557 cents per KWH, or approximately $310 million annually, effective with August 2022 billings. The approved increase in the Rate ECR factor has no significant effect on Alabama Power's net income, but does increase operating cash flows related to fuel cost recovery. The rate will adjust to 5.910 cents per KWH in January 2025 absent a further order from the Alabama PSC.
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
Beginning with August 2022 billings, the reserve establishment charge was suspended and the reserve maintenance charge was activated as a result of the NDR balance exceeding $75 million. Alabama Power expects to collect $6 million in the second half of 2022 and approximately $12 million annually beginning in 2023 under Rate NDR unless the NDR balance falls below $50 million. At September 30, 2022, Alabama Power's NDR balance was $103 million. Alabama Power continues to have the authority to accrue additional amounts to the NDR as circumstances warrant.

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
Renewable Generation Certificate
Through the issuance of a Renewable Generation Certificate (RGC), Alabama Power is authorized by the Alabama PSC to procure up to 500 MWs of renewable capacity and energy by September 16, 2027 and to market the related energy and environmental attributes to customers and other third parties. In April 2022, one of the existing solar projects which was expected to be served through a PPA commencing in first quarter 2024 was terminated, resulting in the restoration of 80 MWs of capacity under the RGC. On October 4, 2022, the Alabama PSC approved two new solar PPAs totaling 160 MWs. Alabama Power has procured solar capacity totaling approximately 330 MWs under the RGC. The ultimate outcome of this matter cannot be determined at this time.
Georgia Power
Rate Plans
2022 Base Rate Case
On June 24, 2022, Georgia Power filed a base rate case (Georgia Power 2022 Base Rate Case) with the Georgia PSC. The filing, as modified on August 22, 2022, proposes a three-year alternate rate plan with requested rate increases totaling $889 million, $107 million, and $45 million effective January 1, 2023, January 1, 2024, and January 1, 2025, respectively. These increases are based on a proposed retail ROE of 11.00% using the currently approved equity ratio of 56% and reflect levelized revenue requirements during the three-year period, with the exception of incremental compliance costs related to CCR AROs, Demand-Side Management (DSM) programs, and related adjustments to the Municipal Franchise Fee tariff.
Georgia Power has requested recovery of the proposed increases through its existing base rate tariffs as follows:

Tariff	2023	2024	2025
	(in millions)
Traditional base	$762	$—	$—
ECCR
Traditional	5	—	—
CCR ARO(a)	64	78	47
DSM(a)	37	27	(2)
Municipal Franchise Fee	21	2	1
Total(b)	$889	$107	$45
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
On July 21, 2022, the Georgia PSC approved the 2022 IRP, as modified by a stipulated agreement among Georgia Power, the staff of the Georgia PSC, and certain intervenors and as further modified by the Georgia PSC. In the 2022 IRP decision, the Georgia PSC approved the following requests:
•Decertification and retirement of Plant Wansley Units 1 and 2 (926 MWs based on 53.5% ownership), which occurred on August 31, 2022, and reclassification to regulatory asset accounts of the remaining net book values and any remaining unusable materials and supplies inventories upon retirement. The regulatory asset accounts for the remaining net book values of the units ($299 million and $277 million for Unit 1 and Unit 2, respectively, at September 30, 2022) are being amortized at a rate equal to the unit depreciation rates authorized in the 2019 ARP through December 31, 2022. In the Georgia Power 2022 Base Rate Case, Georgia Power requested recovery of the remaining regulatory asset balances for the net book values of the units through 2030 and requested that the timing of recovery of the regulatory asset account for the unusable materials and supplies inventories be determined in a future base rate case.
•Decertification and retirement of Plant Scherer Unit 3 (614 MWs based on 75% ownership) by December 31, 2028 and reclassification to regulatory asset accounts of the remaining net book value (approximately $608 million at September 30, 2022) and any remaining unusable materials and supplies inventory to regulatory asset accounts upon retirement. The timing of recovery for these regulatory assets is expected to be determined in a future base rate case.
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
On August 26, 2022, Restore Chattooga Gorge Coalition (RCG) filed a petition in the Superior Court of Fulton County, Georgia against Georgia Power and the Georgia PSC. The petition challenges Georgia Power's plan to expend $115 million to modernize Plant Tugalo, as approved in the 2019 IRP, and seeks judicial review of the Georgia PSC's order in the 2022 IRP proceeding with respect to the denial of RCG's challenge to the modernization plan.
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
Cost and Schedule
Georgia Power's approximate proportionate share of the remaining estimated capital cost to complete Plant Vogtle Units 3 and 4, including contingency, through the end of the first quarter 2023 and the fourth quarter 2023, respectively, is as follows:

(in millions)
Base project capital cost forecast(a)(b)	$10,334
Construction contingency estimate	49
Total project capital cost forecast(a)(b)	10,383
Net investment at September 30, 2022(b)	(9,280)
Remaining estimate to complete	$1,103
(a)Includes approximately $590 million of costs that are not shared with the other Vogtle Owners and approximately $353 million of incremental costs under the cost-sharing and tender provisions of the joint ownership agreements described below. Excludes financing costs expected to be capitalized through AFUDC of approximately $385 million, of which $275 million had been accrued through September 30, 2022.
(b)Net of $1.7 billion received from Toshiba under the Guarantee Settlement Agreement and approximately $188 million in related customer refunds.
Georgia Power estimates that its financing costs for construction of Plant Vogtle Units 3 and 4 will total approximately $3.4 billion, of which $3.1 billion had been incurred through September 30, 2022.
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
Since March 2020, the number of active COVID-19 cases at the site has fluctuated consistent with the surrounding area and impacted productivity levels and pace of activity completion, with the site experiencing peaks in the number of active cases in January 2021, August 2021, and January 2022. Georgia Power estimates the productivity impacts of the COVID-19 pandemic have consumed approximately three to four months of schedule margin previously embedded in the site work plan for Unit 3 and Unit 4. As of September 30, 2022, Georgia Power's proportionate share of the estimated incremental cost associated with COVID-19 mitigation actions and impacts on construction productivity is estimated to be between $160 million and $200 million and is included in the total project capital cost forecast. The continuing effects of the COVID-19 pandemic could further disrupt or delay construction and testing activities at Plant Vogtle Units 3 and 4.
On July 29, 2022, Southern Nuclear announced that all Unit 3 ITAACs had been submitted to the NRC. On August 3, 2022, the NRC published its 103(g) finding that the acceptance criteria in the combined license for Unit 3 had been met, which allowed nuclear fuel to be loaded and allows start-up testing to begin. Fuel load for Unit 3 was completed on October 17, 2022, and the unit is projected to be placed in service by the end of the first quarter 2023. Unit 4 is projected to be placed in service by the end of the fourth quarter 2023.
During the first nine months of 2022, established construction contingency totaling $170 million was assigned to the base capital cost forecast for costs primarily associated with construction productivity, the pace of system turnovers, additional craft and support resources, and procurement for Units 3 and 4. Georgia Power also increased its total

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
project capital cost forecast by adding $36 million and $32 million to replenish construction contingency in the second quarter 2022 and the third quarter 2022, respectively.
After considering the significant level of uncertainty that exists regarding the future recoverability of these costs since the ultimate outcome of these matters is subject to the outcome of future assessments by management, as well as Georgia PSC decisions in future regulatory proceedings, Georgia Power recorded pre-tax charges to income in the second quarter 2022 and the third quarter 2022 of $36 million ($27 million after tax) and $32 million ($24 million after tax), respectively, for the increases in the total project capital cost forecast. Georgia Power may request the Georgia PSC to evaluate those expenditures for rate recovery during the prudence review following the Unit 4 fuel load pursuant to the twenty-fourth VCM stipulation described below.
The projected schedule for Unit 3 primarily depends on the pace of system and area transitions to operations, including the completion of closure documentation necessary to support start-up testing, and the progression of start-up, final component, and pre-operational testing, which may be impacted by equipment or other operational failures. The projected schedule for Unit 4 primarily depends on Unit 3 progress through start-up and testing; overall construction productivity and production levels improving, particularly in electrical installation, including terminations; and appropriate levels of craft laborers, particularly electricians, being added and maintained. As Unit 4 progresses through construction and continues to transition into testing, ongoing and potential future challenges include the pace and quality of electrical, mechanical, and instrumentation and controls commodities installation; availability of craft and supervisory resources, including the temporary diversion of such resources to support Unit 3; the pace of work package closures and system turnovers; and the timeframe and duration of hot functional and other testing. Ongoing or future challenges for both units also include management of contractors and vendors; subcontractor performance; supervision of craft labor and related productivity; ability to attract and retain craft labor; and/or related cost escalation. New challenges also may arise, particularly as Units 3 and 4 move into initial testing and start-up, which may result in required engineering changes or remediation related to plant systems, structures, or components (some of which are based on new technology that only within the last few years began initial operation in the global nuclear industry at this scale). These challenges may result in further schedule delays and/or cost increases.
There have been technical and procedural challenges to the construction and licensing of Plant Vogtle Units 3 and 4 at the federal and state level and additional challenges may arise. Processes are in place that are designed to ensure compliance with the requirements specified in the Westinghouse Design Control Document and the combined construction and operating licenses, including inspections by Southern Nuclear and the NRC that occur throughout construction. On March 25, 2022, the NRC completed a follow-up inspection related to the November 2021 final significance report on its special inspection to review the root cause of additional construction remediation work identified in 2021 and Southern Nuclear's corresponding corrective action plans. The NRC closed the two white findings identified in November 2021 and returned Vogtle Unit 3 to the NRC's baseline inspection program.
With the receipt of the NRC's 103(g) finding, Unit 3 is now under the NRC's operating reactor oversight process and must meet applicable technical and operational requirements contained within Unit 3's operating license. Various design and other licensing-based compliance matters, including the timely submittal by Southern Nuclear of the ITAAC documentation and the related reviews and approvals by the NRC necessary to support NRC authorization to load fuel for Unit 4, may arise, which may result in additional license amendment requests or require other resolution. If any license amendment requests or other licensing-based compliance issues, including inspections and ITAACs for Unit 4, are not resolved in a timely manner, there may be delays in the project schedule that could result in increased costs.
The ultimate outcome of these matters cannot be determined at this time. However, any extension of the in-service date beyond the first quarter 2023 for Unit 3 or the fourth quarter 2023 for Unit 4, including the current level of cost sharing described below, is estimated to result in additional base capital costs for Georgia Power of up to $15 million per month for Unit 3 and $35 million per month for Unit 4, as well as the related AFUDC and any additional related construction, support resources, or testing costs. While Georgia Power is not precluded from seeking retail recovery of any future capital cost forecast increase other than the amounts related to the cost-sharing

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
and tender provisions of the joint ownership agreements described below, management will ultimately determine whether or not to seek recovery. Any further changes to the capital cost forecast that are not expected to be recoverable through regulated rates will be required to be charged to income and such charges could be material.
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
Pursuant to the Global Amendments: (i) each Vogtle Owner must pay its proportionate share of qualifying construction costs for Plant Vogtle Units 3 and 4 based on its ownership percentage up to the estimated cost at completion (EAC) for Plant Vogtle Units 3 and 4 which formed the basis of Georgia Power's forecast of $8.4 billion in the nineteenth VCM plus $800 million; (ii) Georgia Power will be responsible for 55.7% of actual qualifying construction costs between $800 million and $1.6 billion over the EAC in the nineteenth VCM (resulting in $80 million of potential additional costs to Georgia Power), with the remaining Vogtle Owners responsible for 44.3% of such costs pro rata in accordance with their respective ownership interests; and (iii) Georgia Power will be responsible for 65.7% of qualifying construction costs between $1.6 billion and $2.1 billion over the EAC in the nineteenth VCM (resulting in a further $100 million of potential additional costs to Georgia Power), with the remaining Vogtle Owners responsible for 34.3% of such costs pro rata in accordance with their respective ownership interests. The Global Amendments provide that if the EAC is revised and exceeds the EAC in the nineteenth VCM by more than $2.1 billion, each of the other Vogtle Owners will have a one-time option at the time the project budget cost forecast is so revised to tender a portion of its ownership interest to Georgia Power in exchange for Georgia Power's agreement to pay 100% of such Vogtle Owner's remaining share of total construction costs in excess of the EAC in the nineteenth VCM plus $2.1 billion.
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
In addition, pursuant to the Global Amendments, the holders of at least 90% of the ownership interests in Plant Vogtle Units 3 and 4 must vote to continue construction if certain adverse events (Project Adverse Events) occur, including, among other events: (i) the bankruptcy of Toshiba; (ii) the termination or rejection in bankruptcy of certain agreements, including the Vogtle Services Agreement, the Bechtel Agreement, or the agency agreement with Southern Nuclear; (iii) Georgia Power's public announcement of its intention not to submit for rate recovery any portion of its investment in Plant Vogtle Units 3 and 4 or the Georgia PSC determines that any of Georgia Power's costs relating to the construction of Plant Vogtle Units 3 and 4 will not be recovered in retail rates, excluding any additional amounts paid by Georgia Power on behalf of the other Vogtle Owners pursuant to the Global Amendments described above and the first 6% of costs during any six-month VCM reporting period that are disallowed by the Georgia PSC for recovery, or for which Georgia Power elects not to seek cost recovery, through retail rates; and (iv) an incremental extension of one year or more from the seventeenth VCM report estimated in-service dates of November 2021 and November 2022 for Units 3 and 4, respectively. The schedule extension announced in February 2022 triggered the requirement for a vote to continue construction. Effective February 25, 2022, all of the Vogtle Owners had voted to continue construction.
Georgia Power and the other Vogtle Owners do not agree on either the starting dollar amount for the determination of cost increases subject to the cost-sharing and tender provisions of the Global Amendments or the extent to which COVID-19-related costs impact those provisions. Based on the definition in the Global Amendments, Georgia Power believes the starting dollar amount is $18.38 billion and the current project capital cost forecast exceeds the cost-sharing provision threshold, but not the tender provision threshold. The other Vogtle Owners have notified Georgia Power that they believe the current capital cost expenditures have already exceeded the cost-sharing thresholds and the current project capital cost forecast triggers the tender provisions under the Global Amendments. In October 2021, Georgia Power and the other Vogtle Owners entered into an agreement, which was modified on June 3, 2022, to clarify the process for the tender provisions of the Global Amendments to provide for a decision between 120 and 194 days after the tender option is triggered, which the other Vogtle Owners assert occurred on February 14, 2022. On June 17, 2022 and July 26, 2022, OPC and Dalton, respectively, notified Georgia Power of their purported exercises of their tender options.
On June 18, 2022, OPC and MEAG Power each filed a separate lawsuit against Georgia Power in the Superior Court of Fulton County, Georgia seeking a declaratory judgment that the starting dollar amount is $17.1 billion and that the cost-sharing and tender provisions have been triggered. The lawsuits also assert other claims, including breach of contract allegations, and seek, among other remedies, damages and injunctive relief requiring Georgia Power to track and allocate construction costs consistent with MEAG Power's and OPC's interpretations of the Global Amendments. On July 25, 2022 and July 28, 2022, Georgia Power filed its answers in the lawsuits filed by MEAG Power and OPC, respectively, and included counterclaims seeking a declaratory judgment that the starting dollar amount is $18.38 billion and that costs related to force majeure events are excluded prior to calculating the cost-sharing and tender provisions and when calculating Georgia Power's related financial obligations. On September 26, 2022, Dalton filed complaints in each of these lawsuits. On September 29, 2022, Georgia Power and MEAG Power reached an agreement to resolve their dispute regarding the proper interpretation of the cost-sharing and tender provisions of the Global Amendments. Under the terms of the agreement, among other items, (i) MEAG Power will not exercise its tender option and will retain its full ownership interest in Plant Vogtle Units 3 and 4; (ii) Georgia Power will pay a portion of MEAG Power's costs of construction for Plant Vogtle Units 3 and 4 as such costs are incurred and with no further adjustment for force majeure costs, which payments will total approximately $79 million based on the current project capital cost forecast; and (iii) Georgia Power will pay 20% of MEAG Power's costs of construction with respect to any amounts over the current project capital cost forecast, with no further adjustment for force majeure costs. In addition, MEAG Power agreed to vote to continue construction upon occurrence of a Project Adverse Event unless the commercial operation date of either of Plant Vogtle Unit 3 or Unit 4 is not projected to occur by December 31, 2025. On October 4, 2022, MEAG Power and Georgia Power filed a

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
notice of settlement and voluntary dismissal of their pending litigation, including Georgia Power's counterclaim, and, on October 6, 2022, Dalton dismissed its related complaint.
Georgia Power recorded pre-tax charges (credits) to income in the fourth quarter 2021, the second quarter 2022, and the third quarter 2022 of approximately $440 million ($328 million after tax), $16 million ($12 million after tax), and $(102) million ($(76) million after tax), respectively, associated with the cost-sharing and tender provisions of the Global Amendments, including the settlement with MEAG Power, which are included in the total project capital cost forecast and will not be recovered from retail customers. The settlement with MEAG Power does not resolve the separate pending litigation with OPC, including Dalton's associated complaint, described above. Georgia Power may be required to record further pre-tax charges to income of up to approximately $300 million associated with the cost-sharing and tender provisions of the Global Amendments for OPC and Dalton based on the current project capital cost forecast.
Georgia Power's ownership interest in Plant Vogtle Units 3 and 4 continues to be 45.7%; however, it could increase if OPC or Dalton effectively exercises the option to tender a portion of their ownership interest to Georgia Power and require Georgia Power to pay 100% of the remaining share of the costs necessary to complete Plant Vogtle Units 3 and 4. Georgia Power's incremental ownership interest would be calculated and conveyed to Georgia Power after Plant Vogtle Units 3 and 4 are placed in service.
The ultimate outcome of these matters cannot be determined at this time.
Regulatory Matters
In 2009, the Georgia PSC voted to certify construction of Plant Vogtle Units 3 and 4 with a certified capital cost of $4.418 billion. In addition, in 2009 the Georgia PSC approved inclusion of the Plant Vogtle Units 3 and 4 related CWIP accounts in rate base, and the State of Georgia enacted the Georgia Nuclear Energy Financing Act, which allows Georgia Power to recover financing costs for Plant Vogtle Units 3 and 4. Financing costs are recovered on all applicable certified costs through annual adjustments to the NCCR tariff up to the certified capital cost of $4.418 billion. At September 30, 2022, Georgia Power had recovered approximately $2.8 billion of financing costs. Financing costs related to capital costs above $4.418 billion are being recognized through AFUDC and are expected to be recovered through retail rates over the life of Plant Vogtle Units 3 and 4; however, Georgia Power is not recording AFUDC related to any capital costs in excess of the total deemed reasonable by the Georgia PSC (currently $7.3 billion) and not requested for rate recovery. In November 2021, the Georgia PSC approved Georgia Power's request to decrease the NCCR tariff by $78 million annually, effective January 1, 2022.
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
The Georgia PSC has approved 25 VCM reports covering periods through June 30, 2021. These reports reflect total construction capital costs incurred of $7.9 billion (net of $1.7 billion of payments received under the Guarantee Settlement Agreement and approximately $188 million in related customer refunds), of which the Georgia PSC has verified and approved $7.3 billion as described above. The Georgia PSC also has reviewed the twenty-sixth VCM report, which reflects $584 million of additional construction capital costs incurred through December 31, 2021. Georgia Power filed its twenty-seventh VCM report with the Georgia PSC on August 31, 2022, which reflects the revised capital cost forecast as of June 30, 2022 of $10.5 billion and $522 million of construction capital costs incurred from January 1, 2022 through June 30, 2022.
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
Municipal and Rural Associations Tariff
On August 26, 2022, the FERC accepted an amended shared service agreement (SSA) between Mississippi Power and Cooperative Energy, effective July 1, 2022, under which Cooperative Energy will continue to decrease its use of Mississippi Power's generation services under the MRA tariff up to 2.5% annually through 2035. At September 30, 2022, Mississippi Power is serving approximately 400 MWs of Cooperative Energy's annual demand. Beginning in 2036, Cooperative Energy will provide 100% of its electricity requirements at the MRA delivery points under the tariff. Neither party has the option to cancel the amended SSA.
On July 15, 2022, Mississippi Power filed a request with the FERC for a $23 million increase in annual wholesale base revenues under the MRA tariff and requested an effective date of July 15, 2022. Cooperative Energy has filed a complaint with the FERC challenging the new rates. On September 13, 2022, the FERC issued an order accepting Mississippi Power's request effective September 14, 2022, subject to refund, and establishing hearing and settlement judge procedures. The ultimate outcome of this matter cannot be determined at this time.
Southern Company Gas
Infrastructure Replacement Programs and Capital Projects
Capital expenditures incurred under specific infrastructure replacement programs and capital projects during the first nine months of 2022 were as follows:

Utility	Program	Nine Months Ended September 30, 2022
		(in millions)
Nicor Gas	Investing in Illinois	$311
Virginia Natural Gas	SAVE	52
Atlanta Gas Light	System Reinforcement Rider	51
Chattanooga Gas	Pipeline Replacement Program	2
Total		$416
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
Virginia Natural Gas
On August 1, 2022, Virginia Natural Gas filed a general base rate case with the Virginia Commission seeking an increase in annual base rate revenues of $69 million, including $15 million related to the recovery of investments under the SAVE program, primarily to recover investments and increased costs associated with infrastructure, technology, and workforce development. The requested increase is based on a projected 12-month period beginning January 1, 2023, a ROE of 10.35%, and an equity ratio of 53.2%. Rate adjustments are expected to be effective January 1, 2023, subject to refund. The Virginia Commission is expected to rule on the requested increase in the third quarter 2023. The ultimate outcome of this matter cannot be determined at this time.

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
The plaintiffs in each of these cases sought to recover, on behalf of Southern Company, unspecified actual damages and, on each plaintiff's own behalf, attorneys' fees and costs in bringing the lawsuit. The plaintiffs also sought certain changes to Southern Company's corporate governance and internal processes. On January 21, 2022, the plaintiffs in the federal court action filed a motion for preliminary approval of settlement, together with an executed stipulation of settlement, which applied to both actions. On June 9, 2022, the U.S. District Court for the Northern District of Georgia granted final approval of the settlement and, on June 16, 2022, the Superior Court of Gwinnett County, Georgia entered an order awarding attorneys' fees and expenses related to the Martin J. Kobuck lawsuit. The settlement consisted of an aggregate payment by Southern Company's insurers of approximately $4.5 million for attorneys' fees and expenses, as well as adoption of various corporate governance reforms by Southern Company. These matters are now concluded.
Alabama Power
On September 26, 2022, Mobile Baykeeper, through its counsel Southern Environmental Law Center, filed a citizen suit in the U.S. District Court for the Southern District of Alabama alleging that Alabama Power's plan to close the Plant Barry ash pond utilizing a closure-in-place methodology violates the Resource Conservation and Recovery Act (RCRA) and regulations governing CCR. Among other relief requested, Mobile Baykeeper seeks a declaratory judgment that the RCRA and regulations governing CCR are being violated, preliminary and injunctive relief to

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
prevent implementation of Alabama Power's closure plan and the development of a closure plan that satisfies regulations governing CCR requirements. See Note 6 to the financial statements in Item 8 of the Form 10-K for a discussion of Alabama Power's ARO liabilities related to facilities that are subject to the CCR Rule and the related state rule. The ultimate outcome of this matter cannot be determined at this time.
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
Mississippi Power
In 2018, Ray C. Turnage and 10 other individual plaintiffs filed a putative class action complaint against Mississippi Power and the three then-serving members of the Mississippi PSC in the U.S. District Court for the Southern District of Mississippi, which was amended in March 2019 to include four additional plaintiffs. Mississippi Power received Mississippi PSC approval in 2013 to charge a mirror CWIP rate premised upon including in its rate base pre-construction and construction costs for the Kemper IGCC prior to placing the Kemper IGCC into service. The Mississippi Supreme Court reversed that approval and ordered Mississippi Power to refund the amounts paid by customers under the previously-approved mirror CWIP rate. The plaintiffs allege that the initial approval process, and the amount approved, were improper and make claims for gross negligence, reckless conduct, and intentional wrongdoing. They also allege that Mississippi Power underpaid customers by up to $23.5 million in the refund process by applying an incorrect interest rate. The plaintiffs seek to recover, on behalf of themselves and their putative class, actual damages, punitive damages, pre-judgment interest, post-judgment interest, attorney's fees, and costs. The district court dismissed the amended complaint; however, in March 2020, the plaintiffs filed a motion seeking to name the new members of the Mississippi PSC, the Mississippi Development Authority, and Southern Company as additional defendants and add a cause of action against all defendants based on a dormant commerce clause theory under the U.S. Constitution. In July 2020, the plaintiffs filed a motion for leave to file a third amended complaint, which included the same federal claims as the proposed second amended complaint, as well as several

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
additional state law claims based on the allegation that Mississippi Power failed to disclose the annual percentage rate of interest applicable to refunds. In November 2020, the district court denied each of the plaintiffs' pending motions and entered final judgment in favor of Mississippi Power. In January 2021, the district court denied further motions by the plaintiffs to vacate the judgment and to file a revised second amended complaint. In February 2021, the plaintiffs filed a notice of appeal with the U.S. Court of Appeals for the Fifth Circuit. On March 21, 2022, the U.S. Court of Appeals for the Fifth Circuit issued an opinion affirming the dismissal of the claims against the Mississippi PSC defendants but reversing the dismissal of the claims against Mississippi Power. On May 31, 2022, the U.S. Court of Appeals for the Fifth Circuit denied a petition by Mississippi Power for a rehearing en banc and remanded the case to the U.S. District Court for the Southern District of Mississippi for further proceedings. On June 17, 2022, Mississippi Power filed with the trial court a motion to dismiss the complaint. An adverse outcome in this proceeding could have a material impact on Mississippi Power's financial statements.
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
Georgia Power's environmental remediation liability was $16 million and $17 million at September 30, 2022 and December 31, 2021, respectively. Georgia Power has been designated or identified as a potentially responsible party at sites governed by the Georgia Hazardous Site Response Act and/or by the federal Comprehensive Environmental Response, Compensation, and Liability Act, and assessment and potential cleanup of such sites is expected.
Southern Company Gas' environmental remediation liability was $270 million and $249 million at September 30, 2022 and December 31, 2021, respectively, based on the estimated cost of environmental investigation and remediation associated with known former manufactured gas plant operating sites.
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
On August 31, 2022, the Mississippi Department of Revenue (Mississippi DOR) completed an audit of sales and use taxes paid by Mississippi Power from 2016 to 2019 and entered a final assessment, indicating a total amount due of $28 million, including associated penalties and interest. Mississippi Power does not agree with the audit findings and expects to exercise its rights to an administrative appeal with the Mississippi DOR by October 30, 2022. Excluding amounts associated with the gasifier and other abandoned Kemper IGCC assets, Mississippi Power's sales and use taxes are generally authorized for rate recovery; however, the ultimate outcome of this matter cannot be determined at this time.

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
The following table disaggregates revenue from contracts with customers for the three and nine months ended September 30, 2022 and 2021:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Three Months Ended September 30, 2022
Operating revenues
Retail electric revenues
Residential	$2,104	$799	$1,212	$93	$—	$—
Commercial	1,637	499	1,051	87	—	—
Industrial	1,183	452	642	89	—	—
Other	27	3	22	2	—	—
Total retail electric revenues	4,951	1,753	2,927	271	—	—
Natural gas distribution revenues
Residential	331	—	—	—	—	331
Commercial	93	—	—	—	—	93
Transportation	259	—	—	—	—	259
Industrial	12	—	—	—	—	12
Other	49	—	—	—	—	49
Total natural gas distribution revenues	744	—	—	—	—	744
Wholesale electric revenues
PPA energy revenues	812	187	40	4	591	—
PPA capacity revenues	175	56	12	1	107	—
Non-PPA revenues	58	67	4	242	303	—
Total wholesale electric revenues	1,045	310	56	247	1,001	—
Other natural gas revenues
Gas marketing services	84	—	—	—	—	84
Other natural gas revenues	15	—	—	—	—	15
Total natural gas revenues	99	—	—	—	—	99
Other revenues	277	65	110	13	9	—
Total revenue from contracts with customers	7,116	2,128	3,093	531	1,010	843
Other revenue sources(a)	1,262	316	796	(21)	170	14
Total operating revenues	$8,378	$2,444	$3,889	$510	$1,180	$857

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Nine Months Ended September 30, 2022
Operating revenues
Retail electric revenues
Residential	$5,282	$2,049	$2,995	$238	$—	$—
Commercial	4,202	1,285	2,688	229	—	—
Industrial	2,914	1,143	1,529	242	—	—
Other	79	10	62	7	—	—
Total retail electric revenues	12,477	4,487	7,274	716	—	—
Natural gas distribution revenues
Residential	1,821	—	—	—	—	1,821
Commercial	493	—	—	—	—	493
Transportation	872	—	—	—	—	872
Industrial	60	—	—	—	—	60
Other	244	—	—	—	—	244
Total natural gas distribution revenues	3,490	—	—	—	—	3,490
Wholesale electric revenues
PPA energy revenues	1,739	354	112	11	1,285	—
PPA capacity revenues	443	135	35	4	273	—
Non-PPA revenues	182	166	19	511	572	—
Total wholesale electric revenues	2,364	655	166	526	2,130	—
Other natural gas revenues
Gas marketing services	417	—	—	—	—	417
Other natural gas revenues	41	—	—	—	—	41
Total natural gas revenues	458	—	—	—	—	458
Other revenues	810	173	327	34	27	—
Total revenue from contracts with customers	19,599	5,315	7,767	1,276	2,157	3,948
Other revenue sources(a)	2,633	708	1,451	3	461	50
Total operating revenues	$22,232	$6,023	$9,218	$1,279	$2,618	$3,998

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Contract Balances
The following table reflects the closing balances of receivables, contract assets, and contract liabilities related to revenues from contracts with customers at September 30, 2022 and December 31, 2021:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Accounts Receivable
At September 30, 2022	$2,760	$800	$1,035	$98	$264	$433
At December 31, 2021	2,504	589	736	73	149	753
Contract Assets
At September 30, 2022	$178	$5	$114	$—	$—	$—
At December 31, 2021	117	2	63	—	1	—
Contract Liabilities
At September 30, 2022	$56	$5	$6	$7	$2	$—
At December 31, 2021	57	4	14	—	1	—
At September 30, 2022 and December 31, 2021, Georgia Power had contract assets primarily related to retail customer fixed bill programs, where the payment is contingent upon Georgia Power's continued performance and the customer's continued participation in the program over a one-year contract term, and unregulated service agreements, where payment is contingent on project completion. Contract liabilities for Georgia Power relate to cash collections recognized in advance of revenue for unregulated service agreements. Southern Company's unregulated distributed generation business had $59 million and $50 million of contract assets and $37 million and $39 million of contract liabilities at September 30, 2022 and December 31, 2021, respectively, for outstanding performance obligations.
Revenues recognized in the three and nine months ended September 30, 2022, which were included in contract liabilities at December 31, 2021, were $13 million and $32 million, respectively, for Southern Company and immaterial for the other Registrants.
Remaining Performance Obligations
The Subsidiary Registrants have long-term contracts with customers in which revenues are recognized as performance obligations are satisfied over the contract term. For the traditional electric operating companies and Southern Power, these contracts primarily relate to PPAs whereby electricity and generation capacity are provided to a customer. The revenue recognized for the delivery of electricity is variable; however, certain PPAs include a fixed payment for fixed generation capacity over the term of the contract. For Southern Company Gas, these contracts involve energy infrastructure enhancement and upgrade projects for certain governmental customers. Southern Company's unregulated distributed generation business also has partially satisfied performance obligations related to certain fixed price contracts. Revenues from contracts with customers related to these performance obligations remaining at September 30, 2022 are expected to be recognized as follows:

	2022 (remaining)	2023	2024	2025	2026	Thereafter
	(in millions)
Southern Company	$243	$619	$434	$322	$307	$2,340
Alabama Power	8	24	7	5	—	—
Georgia Power	20	70	34	22	11	21
Southern Power	80	341	344	294	299	2,334
Southern Company Gas	12	29	29	—	—	—

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Revenue expected to be recognized for performance obligations remaining at September 30, 2022 was immaterial for Mississippi Power.
Lease Income
Lease income for the three and nine months ended September 30, 2022 and 2021 is as follows:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
For the Three Months Ended September 30, 2022
Lease income - interest income on sales-type leases	$7	$—	$—	$4	$3	$—
Lease income - operating leases	50	19	8	1	21	9
Variable lease income	139	—	—	—	145	—
Total lease income	$196	$19	$8	$5	$169	$9

For the Nine Months Ended September 30, 2022
Lease income - interest income on sales-type leases	$19	$—	$—	$11	$8	$—
Lease income - operating leases	149	58	24	1	64	27
Variable lease income	355	1	—	—	372	—
Total lease income	$523	$59	$24	$12	$444	$27

For the Three Months Ended September 30, 2021
Lease income - interest income on sales-type leases	$4	$—	$—	$4	$—	$—
Lease income - operating leases	56	21	11	—	21	9
Variable lease income	143	—	—	—	151	—
Total lease income	$203	$21	$11	$4	$172	$9

For the Nine Months Ended September 30, 2021
Lease income - interest income on sales-type leases	$11	$—	$—	$10	$—	$—
Lease income - operating leases	168	62	31	1	64	26
Variable lease income	355	—	—	—	379	—
Total lease income	$534	$62	$31	$11	$443	$26
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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
SP Solar and SP Wind
At September 30, 2022 and December 31, 2021, SP Solar had total assets of $6.0 billion and $6.1 billion, respectively, total liabilities of $0.4 billion, and noncontrolling interests of $1.1 billion. Cash distributions from SP Solar are allocated 67% to Southern Power and 33% to Global Atlantic in accordance with their partnership interest percentage. Under the terms of the limited partnership agreement, distributions without limited partner consent are limited to available cash and SP Solar is obligated to distribute all such available cash to its partners each quarter. Available cash includes all cash generated in the quarter subject to the maintenance of appropriate operating reserves.
At September 30, 2022 and December 31, 2021, SP Wind had total assets of $2.3 billion, total liabilities of $191 million and $130 million, respectively, and noncontrolling interests of $40 million and $41 million, respectively. Under the terms of the limited liability agreement, distributions without Class A member consent are limited to available cash and SP Wind is obligated to distribute all such available cash to its members each quarter. Available cash includes all cash generated in the quarter subject to the maintenance of appropriate operating reserves. Cash distributions from SP Wind are generally allocated 60% to Southern Power and 40% to the three financial investors in accordance with the limited liability agreement.
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
At September 30, 2022 and December 31, 2021, the other VIEs had total assets of $1.9 billion, total liabilities of $0.2 billion and $0.3 billion, respectively, and noncontrolling interests of $0.8 billion and $0.9 billion, respectively. Under the terms of the partnership agreements, distributions of all available cash are required each month or quarter and additional distributions require partner consent.
Equity Method Investments
At September 30, 2022 and December 31, 2021, Southern Power had equity method investments in wind and battery energy storage projects totaling $49 million and $86 million, respectively. Earnings (loss) from these investments were immaterial for all periods presented. During the nine months ended September 30, 2022, Southern Power sold equity method investments in wind projects and received proceeds totaling $38 million. The gains associated with the sales were immaterial.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Southern Company Gas
Equity Method Investments
The carrying amounts of Southern Company Gas' equity method investments at September 30, 2022 and December 31, 2021 and related earnings (loss) from those investments for the three and nine months ended September 30, 2022 and 2021 were as follows:

Investment Balance	September 30, 2022	December 31, 2021
	(in millions)
SNG	$1,091	$1,129
Other(*)	34	44
Total	$1,125	$1,173
(*)Balance at September 30, 2022 reflects an $11 million distribution received in 2022 from PennEast Pipeline.

	Three Months Ended September 30,		Nine Months Ended September 30,
Earnings (Loss) from Equity Method Investments	2022	2021	2022	2021
	(in millions)
SNG	$34	$27	$104	$93
PennEast Pipeline(*)	—	(2)	—	(81)
Other	—	—	1	2
Total	$34	$25	$105	$14
(*)Primarily reflects pre-tax impairment charges. See Note 7 to the financial statements under "Southern Company Gas" in Item 8 of the Form 10-K for additional information.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
(F) FINANCING AND LEASES
Bank Credit Arrangements
See Note 8 to the financial statements under "Bank Credit Arrangements" in Item 8 of the Form 10-K for additional information.
At September 30, 2022, committed credit arrangements with banks were as follows:

	Expires
Company	2023	2024	2025	2026	Total	Unused	Expires within One Year
	(in millions)
Southern Company parent	$—	$—	$—	$2,000	$2,000	$1,998	$—
Alabama Power	—	550	—	700	1,250	1,250	—
Georgia Power	—	—	—	1,750	1,750	1,726	—
Mississippi Power	—	150	125	—	275	275	—
Southern Power(a)	—	—	—	600	600	569	—
Southern Company Gas(b)	250	—	—	1,500	1,750	1,748	250
SEGCO	30	—	—	—	30	30	30
Southern Company	$280	$700	$125	$6,550	$7,655	$7,596	$280
(a)Does not include Southern Power Company's two $75 million continuing letter of credit facilities for standby letters of credit, expiring in 2023 and 2025, respectively, of which $11 million and $5 million, respectively, was unused at September 30, 2022. Southern Power's subsidiaries are not parties to its bank credit arrangements or letter of credit facilities.
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
These bank credit arrangements, as well as the term loan arrangements of the Registrants, Nicor Gas, and SEGCO, contain covenants that limit debt levels and contain cross-acceleration or, in the case of Southern Power, cross-default provisions to other indebtedness (including guarantee obligations) that are restricted only to the indebtedness of the individual company. Such cross-default provisions to other indebtedness would trigger an event of default if Southern Power defaulted on indebtedness or guarantee obligations over a specified threshold. Such cross-acceleration provisions to other indebtedness would trigger an event of default if the applicable borrower defaulted on indebtedness, the payment of which was then accelerated. At September 30, 2022, the Registrants, Nicor Gas, and SEGCO were in compliance with all such covenants. None of the bank credit arrangements contain material adverse change clauses at the time of borrowings.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
A portion of the unused credit with banks is allocated to provide liquidity support to the revenue bonds of the traditional electric operating companies and the commercial paper programs of the Registrants, Nicor Gas, and SEGCO. The amount of variable rate revenue bonds of the traditional electric operating companies outstanding requiring liquidity support at September 30, 2022 was approximately $1.4 billion (comprised of approximately $789 million at Alabama Power, $619 million at Georgia Power, and $34 million at Mississippi Power). In addition, at September 30, 2022, Georgia Power had approximately $288 million of fixed rate revenue bonds outstanding that are required to be remarketed within the next 12 months.
Equity Units
In May 2022, Southern Company remarketed $862.5 million aggregate principal amount of its Series 2019A Remarketable Junior Subordinated Notes due August 1, 2024 (2019A RSNs) and $862.5 million aggregate principal amount of its Series 2019B Remarketable Junior Subordinated Notes due August 1, 2027 (2019B RSNs), pursuant to the terms of its 2019 Series A Equity Units (Equity Units). In connection with the remarketing, the interest rates on the 2019A RSNs and the 2019B RSNs were reset to 4.475% and 5.113%, respectively, payable on a semi-annual basis, and Southern Company ceased to have the ability to redeem these securities prior to maturity or to defer interest payments. Southern Company did not receive any proceeds from the remarketing, which were used to purchase a portfolio of treasury securities maturing on July 28, 2022. On August 1, 2022, the proceeds from this portfolio were used to settle the purchase contracts entered into as part of the Equity Units and Southern Company issued approximately 25.2 million shares of common stock and received proceeds of $1.725 billion. At September 30, 2022 and December 31, 2021, the 2019A RSNs and the 2019B RSNs are included in long-term debt on Southern Company's consolidated balance sheets.
Earnings per Share
For Southern Company, the only differences in computing basic and diluted earnings per share are attributable to awards outstanding under stock-based compensation plans and the Equity Units until they were settled in August 2022. Earnings per share dilution resulting from stock-based compensation plans and the Equity Units issuance is determined using the treasury stock method. See Note 8 to the financial statements under "Equity Units" in Item 8 of the Form 10-K and "Equity Units" herein for information on the Equity Units and Note 12 to the financial statements in Item 8 of the Form 10-K for information on stock-based compensation plans. Shares used to compute diluted earnings per share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
As reported shares	1,082	1,061	1,070	1,060
Effect of stock-based compensation	6	7	6	7
Diluted shares	1,088	1,068	1,076	1,067
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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Georgia Power Lease Modification
See Note 9 to the financial statements in Item 8 of the Form 10-K for information on Georgia Power's leases. In July 2022, Georgia Power recognized a lease modification related to an existing non-affiliate PPA which converted from an operating lease to a finance lease upon its approval in the 2022 IRP. As a result, Georgia Power removed from its balance sheet operating lease right-of-use assets, net of amortization of $17 million and lease obligations of $18 million maturing through 2024 and recorded finance lease right-of-use assets of $112 million and lease obligations of $113 million maturing through 2039.
(G) INCOME TAXES
See Note 10 to the financial statements in Item 8 of the Form 10-K for additional tax information.
Current and Deferred Income Taxes
Tax Credit and Net Operating Loss Carryforwards
Southern Company had federal ITC and PTC carryforwards (primarily related to Southern Power) totaling $1.0 billion at September 30, 2022 compared to $1.2 billion at December 31, 2021.
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
Southern Company
Southern Company's effective tax rate was 20.0% for the nine months ended September 30, 2022 compared to 17.5% for the corresponding period in 2021. The effective tax rate increase was primarily due to higher pre-tax earnings and an adjustment related to a prior year state tax credit carryforward at Georgia Power in 2022, partially offset by additional tax expense in 2021 as a result of the sale of Sequent. See Note 15 to the financial statements under "Southern Company Gas" in Item 8 of the Form 10-K for additional information.
Georgia Power
Georgia Power's effective tax rate was 18.5% for the nine months ended September 30, 2022 compared to 7.3% for the corresponding period in 2021. The effective tax rate increase was primarily due to higher pre-tax earnings and an adjustment related to a prior year state tax credit carryforward in 2022.
Mississippi Power
Mississippi Power's effective tax rate was 20.1% for the nine months ended September 30, 2022 compared to 14.3% for the corresponding period in 2021. The effective tax rate increase was primarily due to a decrease in the flowback of excess deferred income taxes in 2022.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Southern Power
Southern Power's effective tax rate was 18.8% for the nine months ended September 30, 2022 compared to a tax benefit rate of (1.6)% for the corresponding period in 2021. The effective tax rate increase was primarily due to higher pre-tax earnings in 2022 and a change in state apportionment methodology resulting from tax legislation enacted by the State of Alabama in the first quarter 2021, partially offset by higher wind PTCs in 2022.
Southern Company Gas
Southern Company Gas' effective tax rate was 23.7% for the nine months ended September 30, 2022 compared to 36.6% for the corresponding period in 2021. The effective tax rate decrease was primarily due to additional tax expense in 2021 as a result of the sale of Sequent. See Note 15 to the financial statements under "Southern Company Gas" in Item 8 of the Form 10-K for additional information.
Unrecognized Tax Benefits
Southern Company's and Southern Company Gas' unrecognized tax positions balances at September 30, 2022 were $79 million and $32 million, respectively, compared to $47 million for Southern Company at December 31, 2021. The increases from prior periods are related to the amendment of certain 2018 state tax filing positions related to Southern Company Gas dispositions. If accepted by the states, these positions would decrease Southern Company's and Southern Company Gas' annual effective tax rates. The ultimate outcome of these unrecognized tax benefits is dependent on acceptance by each state and is not expected to be resolved in the next 12 months.
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
During 2022, the qualified pension plan achieved the predetermined funding threshold whereby the asset allocation was adjusted to invest a larger portion of the portfolio in fixed rate debt securities.
See Note 11 to the financial statements in Item 8 of the Form 10-K for additional information.
On each Registrant's condensed statements of income, the service cost component of net periodic benefit costs is included in other operations and maintenance expenses and all other components of net periodic benefit costs are included in other income (expense), net. Components of the net periodic benefit costs for the three and nine months ended September 30, 2022 and 2021 are presented in the following tables.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Three Months Ended September 30, 2022
Pension Plans
Service cost	$103	$25	$26	$5	$2	$9
Interest cost	102	24	31	5	2	7
Expected return on plan assets	(316)	(77)	(99)	(15)	(4)	(22)
Amortization:
Prior service costs	—	—	—	—	—	(1)
Regulatory asset	—	—	—	—	—	3
Net loss	60	16	18	2	1	2
Net periodic pension cost (income)	$(51)	$(12)	$(24)	$(3)	$1	$(2)

Postretirement Benefits
Service cost	$6	$2	$2	$1	$1	$—
Interest cost	10	3	4	—	—	1
Expected return on plan assets	(20)	(9)	(8)	—	—	(2)
Amortization:
Prior service costs	(1)	—	—	—	—	—
Regulatory asset	—	—	—	—	—	2
Net (gain)/loss	1	—	—	—	—	(1)
Net periodic postretirement benefit cost (income)	$(4)	$(4)	$(2)	$1	$1	$—

Nine Months Ended September 30, 2022
Pension Plans
Service cost	$309	$74	$78	$13	$7	$26
Interest cost	306	72	92	14	5	21
Expected return on plan assets	(949)	(229)	(298)	(44)	(12)	(68)
Amortization:
Prior service costs	—	—	1	—	—	(2)
Regulatory asset	—	—	—	—	—	11
Net loss	180	47	55	9	2	5
Net periodic pension cost (income)	$(154)	$(36)	$(72)	$(8)	$2	$(7)

Postretirement Benefits
Service cost	$17	$5	$5	$1	$1	$1
Interest cost	31	8	11	1	—	4
Expected return on plan assets	(60)	(25)	(21)	(1)	—	(6)
Amortization:
Prior service costs	(1)	—	—	—	—	—
Regulatory asset	—	—	—	—	—	5
Net (gain)/loss	1	—	1	—	—	(2)
Net periodic postretirement benefit cost (income)	$(12)	$(12)	$(4)	$1	$1	$2

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Three Months Ended September 30, 2021
Pension Plans
Service cost	$109	$26	$28	$4	$2	$10
Interest cost	87	20	26	4	2	6
Expected return on plan assets	(298)	(72)	(94)	(14)	(4)	(21)
Amortization:
Prior service costs	—	—	—	—	—	(1)
Regulatory asset	—	—	—	—	—	3
Net loss	78	21	25	4	1	3
Net periodic pension cost (income)	$(24)	$(5)	$(15)	$(2)	$1	$—

Postretirement Benefits
Service cost	$6	$2	$2	$1	$1	$—
Interest cost	9	2	3	—	—	1
Expected return on plan assets	(19)	(8)	(7)	(1)	—	(2)
Amortization:
Regulatory asset	—	—	—	—	—	2
Net (gain)/loss	1	—	1	—	—	(1)
Net periodic postretirement benefit cost (income)	$(3)	$(4)	$(1)	$—	$1	$—

Nine Months Ended September 30, 2021
Pension Plans
Service cost	$326	$77	$84	$13	$7	$28
Interest cost	260	61	78	12	4	18
Expected return on plan assets	(893)	(215)	(282)	(41)	(11)	(64)
Amortization:
Prior service costs	—	—	1	—	—	(2)
Regulatory asset	—	—	—	—	—	11
Net loss	235	62	75	11	3	9
Net periodic pension cost (income)	$(72)	$(15)	$(44)	$(5)	$3	$—

Postretirement Benefits
Service cost	$18	$5	$5	$1	$1	$1
Interest cost	26	6	9	1	—	3
Expected return on plan assets	(57)	(22)	(20)	(2)	—	(6)
Amortization:
Prior service costs	(1)	—	—	—	—	—
Regulatory asset	—	—	—	—	—	5
Net (gain)/loss	3	—	2	—	—	(2)
Net periodic postretirement benefit cost (income)	$(11)	$(11)	$(4)	$—	$1	$1

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
(I) FAIR VALUE MEASUREMENTS
At September 30, 2022, assets and liabilities measured at fair value on a recurring basis during the period, together with their associated level of the fair value hierarchy, were as follows:

	Fair Value Measurements Using:
At September 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value as a Practical Expedient (NAV)	Total
	(in millions)
Southern Company
Assets:
Energy-related derivatives(a)	$49	$454	$—	$—	$503
Investments in trusts:(b)(c)
Domestic equity	610	161	—	—	771
Foreign equity	111	129	—	—	240
U.S. Treasury and government agency securities	—	265	—	—	265
Municipal bonds	—	52	—	—	52
Pooled funds – fixed income	—	7	—	—	7
Corporate bonds	—	438	—	—	438
Mortgage and asset backed securities	—	87	—	—	87
Private equity	—	—	—	156	156
Cash and cash equivalents	4	—	—	—	4
Other	17	13	—	—	30
Cash equivalents	1,402	18	—	—	1,420
Other investments	9	26	—	—	35
Total	$2,202	$1,650	$—	$156	$4,008
Liabilities:
Energy-related derivatives(a)	$20	$141	$—	$—	$161
Interest rate derivatives	—	311	—	—	311
Foreign currency derivatives	—	323	—	—	323
Contingent consideration	—	—	14	—	14
Other	—	13	—	—	13
Total	$20	$788	$14	$—	$822

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Fair Value Measurements Using:
At September 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value as a Practical Expedient (NAV)	Total
	(in millions)
Alabama Power
Assets:
Energy-related derivatives	$—	$147	$—	$—	$147
Nuclear decommissioning trusts:(b)
Domestic equity	370	152	—	—	522
Foreign equity	111	—	—	—	111
U.S. Treasury and government agency securities	—	15	—	—	15
Municipal bonds	—	2	—	—	2
Corporate bonds	—	230	—	—	230
Mortgage and asset backed securities	—	20	—	—	20
Private equity	—	—	—	156	156
Other	10	—	—	—	10
Cash equivalents	1,225	18	—	—	1,243
Other investments	—	26	—	—	26
Total	$1,716	$610	$—	$156	$2,482
Liabilities:
Energy-related derivatives	$—	$35	$—	$—	$35

Georgia Power
Assets:
Energy-related derivatives	$—	$145	$—	$—	$145
Nuclear decommissioning trusts:(b)(c)
Domestic equity	240	1	—	—	241
Foreign equity	—	128	—	—	128
U.S. Treasury and government agency securities	—	250	—	—	250
Municipal bonds	—	50	—	—	50
Corporate bonds	—	208	—	—	208
Mortgage and asset backed securities	—	67	—	—	67
Other	7	13	—	—	20
Total	$247	$862	$—	$—	$1,109
Liabilities:
Energy-related derivatives	$—	$51	$—	$—	$51

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Fair Value Measurements Using:
At September 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value as a Practical Expedient (NAV)	Total
	(in millions)
Mississippi Power
Assets:
Energy-related derivatives	$—	$133	$—	$—	$133
Cash equivalents	30	—	—	—	30
Total	$30	$133	$—	$—	$163
Liabilities:
Energy-related derivatives	$—	$24	$—	$—	$24

Southern Power
Assets:
Energy-related derivatives	$—	$7	$—	$—	$7
Liabilities:
Energy-related derivatives	$—	$13	$—	$—	$13
Foreign currency derivatives	—	80	—	—	80
Contingent consideration	—	—	14	—	14
Other	—	13	—	—	13
Total	$—	$106	$14	$—	$120

Southern Company Gas
Assets:
Energy-related derivatives(a)	$49	$22	$—	$—	$71
Non-qualified deferred compensation trusts:
Domestic equity	—	8	—	—	8
Foreign equity	—	1	—	—	1
Pooled funds – fixed income	—	7	—	—	7
Cash equivalents	4	—	—	—	4
Total	$53	$38	$—	$—	$91
Liabilities:
Energy-related derivatives(a)	$20	$17	$—	$—	$37
Interest rate derivatives	—	87	—	—	87
Total	$20	$104	$—	$—	$124
(a)Excludes cash collateral of $15 million.
(b)Excludes receivables related to investment income, pending investment sales, payables related to pending investment purchases, and currencies. See Note 6 to the financial statements in Item 8 of the Form 10-K for additional information.
(c)Includes investment securities pledged to creditors and collateral received and excludes payables related to the securities lending program. At September 30, 2022, approximately $46 million of the fair market value of Georgia Power's nuclear decommissioning trust funds' securities were on loan to creditors under the funds' managers' securities lending program. See Note 6 to the financial statements in Item 8 of the Form 10-K for additional information.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Southern Company, Alabama Power, and Georgia Power continue to elect the option to fair value investment securities held in the nuclear decommissioning trust funds. The fair value of the funds, including reinvested interest and dividends and excluding the funds' expenses, increased (decreased) by the amounts shown in the table below for the three and nine months ended September 30, 2022 and 2021. The changes were recorded as a change to the regulatory assets and liabilities related to AROs for Georgia Power and Alabama Power, respectively.

Fair value increases (decreases)	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
	(in millions)
Southern Company	$(106)	$9	$(486)	$173
Alabama Power	(53)	15	(245)	133
Georgia Power	(53)	(6)	(241)	40
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
At September 30, 2022, the fair value measurements of private equity investments held in Alabama Power's nuclear decommissioning trusts that are calculated at net asset value per share (or its equivalent) as a practical expedient totaled $156 million and unfunded commitments related to the private equity investments totaled $84 million. Private equity investments include high-quality private equity funds across several market sectors and funds that invest in real estate assets. Private equity funds do not have redemption rights. Distributions from these funds will be received as the underlying investments in the funds are liquidated.
At September 30, 2022, other financial instruments for which the carrying amount did not equal fair value were as follows:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas(*)
	(in billions)
Long-term debt, including securities due within one year:
Carrying amount	$53.4	$10.8	$14.5	$1.5	$2.9	$7.4
Fair value	46.4	9.3	12.6	1.2	2.7	6.3
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
At September 30, 2022, the net volume of energy-related derivative contracts for natural gas positions, together with the longest hedge date over which the respective entity is hedging its exposure to the variability in future cash flows for forecasted transactions and the longest non-hedge date for derivatives not designated as hedges, were as follows:

	Net Purchased mmBtu	Longest Hedge Date	Longest Non-Hedge Date
	(in millions)
Southern Company(*)	399	2030	2025
Alabama Power	105	2026	—
Georgia Power	116	2025	—
Mississippi Power	82	2027	—
Southern Power	11	2030	2023
Southern Company Gas(*)	85	2025	2025
(*)Southern Company Gas' derivative instruments include both long and short natural gas positions. A long position is a contract to purchase natural gas and a short position is a contract to sell natural gas. Southern Company Gas' volume represents the net of long natural gas positions of 95.7 million mmBtu and short natural gas positions of 10.6 million mmBtu at September 30, 2022, which is also included in Southern Company's total volume.
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
For cash flow hedges of energy-related derivatives, the estimated pre-tax gains (losses) expected to be reclassified from accumulated OCI to earnings for the 12-month period ending September 30, 2023 are $17 million for Southern Company, $26 million for Southern Company Gas, and immaterial for the other Registrants.

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
At September 30, 2022, the following interest rate derivatives were outstanding:

	Notional Amount	Interest Rate Received	Weighted Average Interest Rate Paid	Hedge Maturity Date	Fair Value Gain (Loss) at September 30, 2022
	(in millions)				(in millions)
Cash Flow Hedges of Existing Debt
Southern Company parent	$175	—	4.25%	September 2025	$—
Southern Company parent	175	—	3.83%	August 2032	—
Fair Value Hedges of Existing Debt
Southern Company parent	400	1.75%	1-month LIBOR + 0.68%	March 2028	(57)
Southern Company parent	1,000	3.70%	1-month LIBOR + 2.36%	April 2030	(167)
Southern Company Gas	500	1.75%	1-month LIBOR + 0.38%	January 2031	(87)
Southern Company	$2,250				$(311)
For cash flow hedges of interest rate derivatives, the estimated pre-tax gains (losses) expected to be reclassified from accumulated OCI to interest expense for the 12-month period ending September 30, 2023 are $(17) million for Southern Company and immaterial for the other Registrants. Deferred gains and losses related to interest rate derivatives are expected to be amortized into earnings through 2052 for Southern Company, Alabama Power, and Georgia Power, 2028 for Mississippi Power, and 2046 for Southern Company Gas.

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
At September 30, 2022, the following foreign currency derivatives were outstanding:

	Pay Notional	Pay Rate	Receive Notional	Receive Rate	Hedge Maturity Date	Fair Value Gain (Loss) at September 30, 2022
	(in millions)		(in millions)			(in millions)
Cash Flow Hedges of Existing Debt
Southern Power	$564	3.78%	€500	1.85%	June 2026	$(80)
Fair Value Hedges of Existing Debt
Southern Company parent	1,476	3.39%	1,250	1.88%	September 2027	(243)
Southern Company	$2,040		€1,750			$(323)
For cash flow hedges of foreign currency derivatives, the estimated pre-tax losses expected to be reclassified from accumulated OCI to earnings for the 12-month period ending September 30, 2023 are $12 million for Southern Power.
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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The fair value of energy-related derivatives, interest rate derivatives, and foreign currency derivatives was reflected in the balance sheets as follows:

	At September 30, 2022		At December 31, 2021
Derivative Category and Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
	(in millions)		(in millions)
Southern Company
Energy-related derivatives designated as hedging instruments for regulatory purposes
Assets from risk management activities/Other current liabilities	$299	$70	$129	$30
Other deferred charges and assets/Other deferred credits and liabilities	150	59	72	6
Total derivatives designated as hedging instruments for regulatory purposes	449	129	201	36
Derivatives designated as hedging instruments in cash flow and fair value hedges
Energy-related derivatives:
Assets from risk management activities/Other current liabilities	27	13	7	5
Other deferred charges and assets/Other deferred credits and liabilities	7	1	1	—
Interest rate derivatives:
Assets from risk management activities/Other current liabilities	—	44	19	—
Other deferred charges and assets/Other deferred credits and liabilities	—	266	—	29
Foreign currency derivatives:
Assets from risk management activities/Other current liabilities	—	37	—	39
Other deferred charges and assets/Other deferred credits and liabilities	—	285	—	40
Total derivatives designated as hedging instruments in cash flow and fair value hedges	34	646	27	113
Energy-related derivatives not designated as hedging instruments
Assets from risk management activities/Other current liabilities	19	18	9	4
Other deferred charges and assets/Other deferred credits and liabilities	2	1	1	—
Total derivatives not designated as hedging instruments	21	19	10	4
Gross amounts recognized	504	794	238	153
Gross amounts offset(a)	(113)	(128)	(25)	(28)
Net amounts recognized in the Balance Sheets(b)	$391	$666	$213	$125

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	At September 30, 2022		At December 31, 2021
Derivative Category and Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
	(in millions)		(in millions)
Alabama Power
Energy-related derivatives designated as hedging instruments for regulatory purposes
Other current assets/Other current liabilities	$90	$12	$30	$9
Other deferred charges and assets/Other deferred credits and liabilities	57	23	25	2
Total derivatives designated as hedging instruments for regulatory purposes	147	35	55	11
Gross amounts offset	(31)	(31)	(5)	(5)
Net amounts recognized in the Balance Sheets	$116	$4	$50	$6

Georgia Power
Energy-related derivatives designated as hedging instruments for regulatory purposes
Assets from risk management activities/Other current liabilities	$107	$28	$54	$6
Other deferred charges and assets/Other deferred credits and liabilities	38	23	21	2
Total derivatives designated as hedging instruments for regulatory purposes	145	51	75	8
Energy-related derivatives not designated as hedging instruments
Other current assets/Other current liabilities	1	—	—	—
Gross amounts recognized	146	51	75	8
Gross amounts offset	(41)	(41)	(8)	(8)
Net amounts recognized in the Balance Sheets	$105	$10	$67	$—

Mississippi Power
Energy-related derivatives designated as hedging instruments for regulatory purposes
Assets from risk management activities/Other current liabilities	$78	$12	$30	$3
Other deferred charges and assets/Other deferred credits and liabilities	55	12	26	2
Total derivatives designated as hedging instruments for regulatory purposes	133	24	56	5
Gross amounts offset	(20)	(20)	(4)	(4)
Net amounts recognized in the Balance Sheets	$113	$4	$52	$1

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	At September 30, 2022		At December 31, 2021
Derivative Category and Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
	(in millions)		(in millions)
Southern Power
Derivatives designated as hedging instruments in cash flow and fair value hedges
Energy-related derivatives:
Other current assets/Other current liabilities	$—	$10	$2	$—
Other deferred charges and assets/Other deferred credits and liabilities	5	1	1	—
Foreign currency derivatives:
Other current assets/Other current liabilities	—	12	—	16
Other deferred charges and assets/Other deferred credits and liabilities	—	68	—	—
Total derivatives designated as hedging instruments in cash flow and fair value hedges	5	91	3	16
Energy-related derivatives not designated as hedging instruments
Other current assets/Other current liabilities	2	2	1	—
Gross amounts recognized	7	93	4	16
Gross amounts offset	(3)	(3)	—	—
Net amounts recognized in the Balance Sheets	$4	$90	$4	$16

Southern Company Gas
Energy-related derivatives designated as hedging instruments for regulatory purposes
Other current assets/Other current liabilities	$24	$17	$15	$12
Derivatives designated as hedging instruments in cash flow and fair value hedges
Energy-related derivatives:
Other current assets/Other current liabilities	26	3	5	5
Other deferred charges and assets/Other deferred credits and liabilities	3	—	—	—
Interest rate derivatives:
Other current assets/Other current liabilities	—	13	6	—
Other deferred charges and assets/Other deferred credits and liabilities	—	74	—	6
Total derivatives designated as hedging instruments in cash flow and fair value hedges	29	90	11	11
Energy-related derivatives not designated as hedging instruments
Other current assets/Other current liabilities	16	16	8	4
Other deferred charges and assets/Other deferred credits and liabilities	2	1	1	—
Total derivatives not designated as hedging instruments	18	17	9	4
Gross amounts recognized	71	124	35	27
Gross amounts offset(a)	(18)	(33)	(8)	(11)
Net amounts recognized in the Balance Sheets(b)	$53	$91	$27	$16
(a)Gross amounts offset includes cash collateral held on deposit in broker margin accounts of $15 million and $3 million at September 30, 2022 and December 31, 2021, respectively.
(b)Net amounts of derivative instruments outstanding exclude immaterial premium and intrinsic value associated with weather derivatives for all periods presented.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Energy-related derivatives not designated as hedging instruments were immaterial for Alabama Power and Mississippi Power at September 30, 2022. There were no such instruments for the traditional electric operating companies at December 31, 2021.
At September 30, 2022 and December 31, 2021, the pre-tax effects of unrealized derivative gains (losses) arising from energy-related derivative instruments designated as regulatory hedging instruments and deferred were as follows:

Regulatory Hedge Unrealized Gain (Loss) Recognized in the Balance Sheet
Derivative Category and Balance Sheet Location	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Company Gas
	(in millions)
At September 30, 2022:
Energy-related derivatives:
Other regulatory assets, current	$(17)	$(2)	$(8)	$(3)	$(4)
Other regulatory assets, deferred	(6)	(2)	(3)	(1)	—
Other regulatory liabilities, current	246	80	87	69	10
Other regulatory liabilities, deferred	98	36	18	44	—
Total energy-related derivative gains (losses)	$321	$112	$94	$109	$6

At December 31, 2021:
Energy-related derivatives:
Other regulatory assets, current	$(17)	$(6)	$—	$—	$(11)
Other regulatory liabilities, current	107	28	48	27	4
Other regulatory liabilities, deferred	65	22	19	24	—
Total energy-related derivative gains (losses)	$155	$44	$67	$51	$(7)

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
For the three and nine months ended September 30, 2022 and 2021, the pre-tax effects of cash flow and fair value hedge accounting on accumulated OCI were as follows:

Gain (Loss) Recognized in OCI on Derivative	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)		(in millions)
Southern Company
Cash flow hedges:
Energy-related derivatives	$11	$38	$51	$59
Interest rate derivatives	6	5	36	7
Foreign currency derivatives	(35)	(36)	(137)	(79)
Fair value hedges(*):
Foreign currency derivatives	20	(4)	18	(4)
Total	$2	$3	$(32)	$(17)
Georgia Power
Interest rate derivatives	$—	$—	$31	$—
Southern Power
Cash flow hedges:
Energy-related derivatives	$(11)	$8	$(4)	$16
Foreign currency derivatives	(35)	(36)	(137)	(79)
Total	$(46)	$(28)	$(141)	$(63)
Southern Company Gas
Cash flow hedges:
Energy-related derivatives	$22	$30	$55	$43
Interest rate derivatives	5	—	—	—
Total	$27	$30	$55	$43
(*)Represents amounts excluded from the assessment of effectiveness for which the difference between changes in fair value and periodic amortization is recorded in OCI.
For the three and nine months ended September 30, 2022 and 2021, the pre-tax effects of interest rate derivatives designated as cash flow hedging instruments on accumulated OCI were immaterial for the other Registrants.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
For the three and nine months ended September 30, 2022 and 2021, the pre-tax effects of cash flow and fair value hedge accounting on income were as follows:

Location and Amount of Gain (Loss) Recognized in Income on Cash Flow and Fair Value Hedging Relationships	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)		(in millions)
Southern Company
Total cost of natural gas	$294	$129	$1,840	$943
Gain (loss) on energy-related cash flow hedges(a)	9	2	28	—
Total depreciation and amortization	922	896	2,728	2,658
Gain (loss) on energy-related cash flow hedges(a)	(1)	3	5	6
Total interest expense, net of amounts capitalized	(511)	(451)	(1,461)	(1,352)
Gain (loss) on interest rate cash flow hedges(a)	(7)	(7)	(19)	(20)
Gain (loss) on foreign currency cash flow hedges(a)	(3)	(6)	(16)	(18)
Gain (loss) on interest rate fair value hedges(b)	(102)	(4)	(300)	(16)
Total other income (expense), net	132	131	414	290
Gain (loss) on foreign currency cash flow hedges(a)(c)	(32)	(34)	(129)	(76)
Gain (loss) on foreign currency fair value hedges	(59)	(32)	(180)	(32)
Amount excluded from effectiveness testing recognized in earnings	(21)	4	(17)	4
Southern Power
Total depreciation and amortization	$133	$132	$384	$383
Gain (loss) on energy-related cash flow hedges(a)	(1)	3	5	6
Total interest expense, net of amounts capitalized	(32)	(36)	(105)	(111)
Gain (loss) on foreign currency cash flow hedges(a)	(3)	(6)	(16)	(18)
Total other income (expense), net	3	2	5	10
Gain (loss) on foreign currency cash flow hedges(a)(c)	(32)	(34)	(129)	(76)
Southern Company Gas
Total cost of natural gas	$294	$129	$1,840	$943
Gain (loss) on energy-related cash flow hedges(a)	9	2	28	—
Total interest expense, net of amounts capitalized	(65)	(57)	(187)	(175)
Gain (loss) on interest rate cash flow hedges(a)	(2)	(1)	(3)	(2)
Gain (loss) on interest rate fair value hedges(b)	(30)	—	(87)	2
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
For the three and nine months ended September 30, 2022 and 2021, the pre-tax effects of cash flow hedge accounting on income for interest rate derivatives were immaterial for Alabama Power, Georgia Power, and Mississippi Power.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
At September 30, 2022 and December 31, 2021, the following amounts were recorded on the balance sheets related to cumulative basis adjustments for fair value hedges:

	Carrying Amount of the Hedged Item		Cumulative Amount of Fair Value Hedging Adjustment included in Carrying Amount of the Hedged Item
Balance Sheet Location of Hedged Items	At September 30, 2022	At December 31, 2021	At September 30, 2022	At December 31, 2021
	(in millions)		(in millions)
Southern Company
Long-term debt	$(2,788)	$(3,280)	$306	$9

Southern Company Gas
Long-term debt	$(411)	$(493)	$86	$2
For the three and nine months ended September 30, 2022 and 2021, the pre-tax effects of energy-related derivatives not designated as hedging instruments on the statements of income of Southern Company and Southern Company Gas were as follows:

		Gain (Loss)
		Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in Non-Designated Hedging Relationships	Statements of Income Location	2022	2021	2022	2021
		(in millions)		(in millions)
Energy-related derivatives:	Natural gas revenues(*)	$3	$(2)	$(10)	$(122)
	Cost of natural gas	(2)	20	(7)	36
Total derivatives in non-designated hedging relationships		$1	$18	$(17)	$(86)
(*)Excludes immaterial gains (losses) recorded in natural gas revenues associated with weather derivatives for all periods presented.
For the three and nine months ended September 30, 2022 and 2021, the pre-tax effects of energy-related derivatives not designated as hedging instruments were immaterial for the other Registrants.
Contingent Features
The Registrants do not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain derivatives that could require collateral, but not accelerated payment, in the event of various credit rating changes of certain Southern Company subsidiaries. Generally, collateral may be provided by a Southern Company guaranty, letter of credit, or cash. At September 30, 2022, the Registrants had no collateral posted with derivative counterparties to satisfy these arrangements.
For Southern Company and Southern Power, the fair value of interest rate derivative liabilities with contingent features and the maximum potential collateral requirements arising from the credit-risk-related contingent features, at a rating below BBB- and/or Baa3, were $156 million and $38 million, respectively at September 30, 2022. For the traditional electric operating companies and Southern Power, energy-related derivative liabilities with contingent features and the maximum potential collateral requirements arising from the credit-risk-related contingent features, at a rating below BBB- and/or Baa3, were immaterial at September 30, 2022. The maximum potential collateral requirements arising from the credit-risk-related contingent features for the traditional electric operating companies and Southern Power include certain agreements that could require collateral in the event that one or more Southern Company power pool participants has a credit rating change to below investment grade. Following the sale of Gulf Power to NextEra Energy, Inc., Gulf Power continued participating in the Southern Company power pool through July 13, 2022.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Alabama Power and Southern Power maintain accounts with certain regional transmission organizations to facilitate financial derivative transactions and they may be required to post collateral based on the value of the positions in these accounts and the associated margin requirements. At September 30, 2022, cash collateral posted in these accounts was immaterial. Southern Company Gas maintains accounts with brokers or the clearing houses of certain exchanges to facilitate financial derivative transactions. Based on the value of the positions in these accounts and the associated margin requirements, Southern Company Gas may be required to deposit cash into these accounts. At September 30, 2022, cash collateral held on deposit in broker margin accounts was $15 million.
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
Alabama Power
On September 30, 2022, Alabama Power completed its acquisition of the Calhoun Generating Station, which was accounted for as an asset acquisition. The total purchase price was $179 million, of which $171 million was related to net assets recorded within property, plant, and equipment on the balance sheet and the remainder primarily related to fossil fuel stock and materials and supplies. See Note (B) and Note 15 to the financial statements in Item 8 of the Form 10-K under "Alabama Power" for additional information.
Southern Power
Construction Projects
During the nine months ended September 30, 2022, Southern Power completed construction of and placed in service the remaining 40 MWs of the Tranquillity battery energy storage facility and the remaining 15 MWs of the Garland battery energy storage facility.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Project Facility	Resource	Approximate Nameplate Capacity (MW)	Location	COD	PPA Contract Period
Projects Completed During the Nine Months Ended September 30, 2022
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
Southern Company Gas
Sale of Natural Gas Storage Facilities
On September 7, 2022, certain affiliates of Southern Company Gas entered into agreements to sell two natural gas storage facilities located in California and Texas for an aggregate purchase price of $186 million, plus working capital and certain other adjustments. Completion of the sales is subject to material closing conditions, including, among others, release of a Southern Company Gas parent guarantee, approval from the California Public Utility Commission without a material burdensome condition, and the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The parent guarantee release was executed on October 20, 2022, which resolved a material closing condition. As a result, Southern Company Gas expects to record pre-tax impairment charges totaling approximately $125 million ($95 million after tax) in the fourth quarter 2022. The sale of the Texas facility is expected to be completed later in the fourth quarter 2022, and the sale of the California facility is expected to be completed during 2023; however, the ultimate outcome of these matters cannot be determined at this time.
Sale of Pivotal LNG
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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Southern Company's reportable business segments are the sale of electricity by the traditional electric operating companies, the sale of electricity in the competitive wholesale market by Southern Power, and the sale of natural gas and other complementary products and services by Southern Company Gas. Revenues from sales by Southern Power to the traditional electric operating companies were $336 million and $673 million for the three and nine months ended September 30, 2022, respectively, and $167 million and $361 million for the three and nine months ended September 30, 2021, respectively. Revenues from sales of natural gas from Southern Company Gas to the traditional electric operating companies were immaterial for all periods presented. Revenues from sales of natural gas from Southern Company Gas (prior to its sale of Sequent) to Southern Power were $18 million for the nine months ended September 30, 2021. The "All Other" column includes the Southern Company parent entity, which does not allocate operating expenses to business segments. Also, this category includes segments below the quantitative threshold for separate disclosure. These segments include providing distributed energy and resilience solutions and deploying microgrids for commercial, industrial, governmental, and utility customers, as well as investments in telecommunications and, for the three and nine months ended September 30, 2021, leveraged lease projects. All other inter-segment revenues are not material.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Financial data for business segments and products and services for the three and nine months ended September 30, 2022 and 2021 was as follows:

	Electric Utilities
	Traditional Electric Operating Companies	Southern Power	Eliminations	Total	Southern Company Gas	All Other	Eliminations	Consolidated
	(in millions)
Three Months Ended September 30, 2022
Operating revenues	$6,938	$1,180	$(691)	$7,427	$857	$135	$(41)	$8,378
Segment net income (loss)(a)(b)	1,445	95	—	1,540	83	(152)	1	1,472
Nine Months Ended September 30, 2022
Operating revenues	$16,716	$2,618	$(1,391)	$17,943	$3,998	$418	$(127)	$22,232
Segment net income (loss)(a)(b)	3,256	265	—	3,521	516	(415)	(11)	3,611
At September 30, 2022
Goodwill	$—	$2	$—	$2	$5,015	$263	$—	$5,280
Total assets	95,659	13,283	(748)	108,194	24,097	2,372	(658)	134,005
Three Months Ended September 30, 2021
Operating revenues	$5,018	$679	$(170)	$5,527	$623	$124	$(36)	$6,238
Segment net income (loss)(a)(b)(c)	1,085	78	—	1,163	56	(121)	3	1,101
Nine Months Ended September 30, 2021
Operating revenues	$12,813	$1,610	$(372)	$14,051	$2,994	$412	$(111)	$17,346
Segment net income (loss)(a)(b)(c)(d)(e)	2,352	211	—	2,563	389	(338)	(6)	2,608
At December 31, 2021
Goodwill	$—	$2	$—	$2	$5,015	$263	$—	$5,280
Total assets	89,051	13,390	(667)	101,774	23,560	2,975	(775)	127,534
(a)Attributable to Southern Company.
(b)For the traditional electric operating companies, includes pre-tax charges (credits) to income at Georgia Power for the estimated probable loss associated with the construction of Plant Vogtle Units 3 and 4 of $(70) million ($(52) million after tax) and $(18) million ($(13) million after tax) for the three and nine months ended September 30, 2022, respectively, and $264 million ($197 million after tax) and $772 million ($576 million after tax) for the three and nine months ended September 30, 2021, respectively. See Note (B) and Note 2 to the financial statements in Item 8 of the Form 10-K under "Georgia Power – Nuclear Construction" for additional information.
(c)For Southern Company Gas, includes a pre-tax gain of $121 million ($93 million after tax) related to its sale of Sequent, as well as the resulting $85 million of additional tax expense as a result of the sale. See Note 15 to the financial statements under "Southern Company Gas" in Item 8 of the Form 10-K for additional information.
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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Products and Services

	Electric Utilities' Revenues
	Retail	Wholesale	Other	Total
	(in millions)
Three Months Ended September 30, 2022	$5,961	$1,197	$269	$7,427
Three Months Ended September 30, 2021	4,551	731	245	5,527
Nine Months Ended September 30, 2022	$14,363	$2,798	$782	$17,943
Nine Months Ended September 30, 2021	11,492	1,822	737	14,051

	Southern Company Gas' Revenues
	Gas Distribution Operations	Wholesale Gas Services(*)	Gas Marketing Services	Other	Total
	(in millions)
Three Months Ended September 30, 2022	$748	$—	$85	$24	$857
Three Months Ended September 30, 2021	553	—	52	18	623
Nine Months Ended September 30, 2022	$3,513	$—	$420	$65	$3,998
Nine Months Ended September 30, 2021	2,451	188	311	44	2,994
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
The all other column includes segments and subsidiaries that fall below the quantitative threshold for separate disclosure, including storage and fuels operations. See Note (K) under "Southern Company Gas" for information regarding agreements by certain affiliates of Southern Company Gas to sell two natural gas storage facilities.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Business segment financial data for the three and nine months ended September 30, 2022 and 2021 was as follows:

	Gas Distribution Operations	Gas Pipeline Investments	Wholesale Gas Services(a)	Gas Marketing Services	Total	All Other	Eliminations	Consolidated
	(in millions)
Three Months Ended September 30, 2022
Operating revenues	$751	$8	$—	$85	$844	$16	$(3)	$857
Segment net income (loss)	59	24	—	(2)	81	2	—	83
Nine Months Ended September 30, 2022
Operating revenues	$3,533	$24	$—	$420	$3,977	$43	$(22)	$3,998
Segment net income (loss)	365	76	—	65	506	10	—	516
Total assets at September 30, 2022	21,605	1,425	—	1,595	24,625	9,100	(9,628)	24,097
Three Months Ended September 30, 2021
Operating revenues	$556	$8	$—	$52	$616	$11	$(4)	$623
Segment net income (loss)(b)(c)	45	10	94	(2)	147	(91)	—	56
Nine Months Ended September 30, 2021
Operating revenues	$2,466	$24	$188	$311	$2,989	$29	$(24)	$2,994
Segment net income (loss)(b)(c)(d)	308	3	108	60	479	(90)	—	389
Total assets at December 31, 2021	20,917	1,467	31	1,556	23,971	12,114	(12,525)	23,560
(a)As a result of the sale of Sequent, wholesale gas services is no longer a reportable segment for the three and nine months ended September 30, 2022. Prior to the sale of Sequent, the revenues for wholesale gas services were netted with costs associated with its energy and risk management activities. A reconciliation of operating revenues and intercompany revenues is shown in the following table.

	Third Party Gross Revenues	Intercompany Revenues	Total Gross Revenues	Less Gross Gas Costs	Operating Revenues
	(in millions)
Nine Months Ended September 30, 2021	$3,881	$90	$3,971	$3,783	$188
(b)For wholesale gas services, includes a pre-tax gain of $121 million ($93 million after tax) related to the sale of Sequent. See Note 15 to the financial statements under "Southern Company Gas" in Item 8 of the Form 10-K for additional information.
(c)For the "All Other" column, includes $85 million of additional tax expense as a result of the sale. See Note 15 to the financial statements under "Southern Company Gas" in Item 8 of the Form 10-K for additional information.
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
Recent Developments
Alabama Power
On July 12, 2022, the Alabama PSC approved the following items:
•Alabama Power's petition for a certificate of convenience and necessity authorizing Alabama Power to complete the acquisition of the Calhoun Generating Station. The transaction closed on September 30, 2022 and, on October 3, 2022, Alabama Power filed Rate CNP New Plant with the Alabama PSC to recover the related costs. The filing reflected an increase in annual revenues of $34 million, or 0.6%, effective with the billing month of November 2022.
•An increase to Rate ECR effective with August 2022 billings, which is expected to result in an increase of approximately $310 million annually. The approved increase in the Rate ECR factor has no significant effect on Alabama Power's net income, but does increase operating cash flows related to fuel cost recovery.
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
See Note (B) to the Condensed Financial Statements under "Alabama Power" herein for additional information.
On September 23, 2022, the FERC authorized Alabama Power to use updated depreciation rates from its 2021 depreciation study effective January 1, 2023. The study was also provided to the Alabama PSC, and the new depreciation rates will be reflected in Alabama Power's future rate filings. See FUTURE EARNINGS POTENTIAL – "Regulatory Matters – Alabama Power" herein for additional information.

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
On July 29, 2022, Southern Nuclear announced that all Unit 3 ITAACs had been submitted to the NRC. On August 3, 2022, the NRC published its 103(g) finding that the acceptance criteria in the combined license for Unit 3 had been met, which allowed nuclear fuel to be loaded and allows start-up testing to begin. Fuel load for Unit 3 was completed on October 17, 2022, and the unit is projected to be placed in service by the end of the first quarter 2023. The projected schedule for Unit 3 primarily depends on the pace of system and area transitions to operations, including the completion of closure documentation necessary to support start-up testing, and the progression of start-up, final component, and pre-operational testing, which may be impacted by equipment or other operational failures. Unit 4 is projected to be placed in service by the end of the fourth quarter 2023. The projected schedule for Unit 4 primarily depends on Unit 3 progress through start-up and testing; overall construction productivity and production levels improving, particularly in electrical installation, including terminations; and appropriate levels of craft laborers, particularly electricians, being added and maintained. Any further delays could result in later in-service dates and cost increases.
During the first nine months of 2022, established construction contingency totaling $170 million was assigned to the base capital cost forecast for costs primarily associated with construction productivity, the pace of system turnovers, additional craft and support resources, and procurement for Units 3 and 4. Georgia Power also increased its total project capital cost forecast by adding $36 million and $32 million to replenish construction contingency in the second quarter 2022 and the third quarter 2022, respectively. After considering the significant level of uncertainty that exists regarding the future recoverability of these costs since the ultimate outcome of these matters is subject to the outcome of future assessments by management, as well as Georgia PSC decisions in future regulatory proceedings, Georgia Power recorded pre-tax charges to income in the second quarter 2022 and the third quarter 2022 of $36 million ($27 million after tax) and $32 million ($24 million after tax), respectively, for the increases in the total project capital cost forecast. Georgia Power may request the Georgia PSC to evaluate those expenditures for rate recovery during the prudence review following the Unit 4 fuel load pursuant to the twenty-fourth VCM stipulation described in Note (B) to the Condensed Financial Statements under "Georgia Power – Nuclear Construction – Regulatory Matters" herein.
Georgia Power and the other Vogtle Owners do not agree on the starting dollar amount for the determination of cost increases subject to the cost-sharing and tender provisions of the Global Amendments (as defined in Note (B) to the Condensed Financial Statements under "Georgia Power – Nuclear Construction – Joint Owner Contracts" herein). The other Vogtle Owners have notified Georgia Power that they believe the current capital cost expenditures have already exceeded the cost-sharing thresholds and the current project capital cost forecast triggers the tender provisions under the Global Amendments.
On June 17, 2022 and July 26, 2022, OPC and Dalton, respectively, notified Georgia Power of their purported exercises of their tender options. On June 18, 2022, OPC and MEAG Power each filed a separate lawsuit against Georgia Power in the Superior Court of Fulton County, Georgia seeking a declaratory judgment that the starting dollar amount is $17.1 billion and that the cost-sharing and tender provisions have been triggered. On July 25, 2022 and July 28, 2022, Georgia Power filed its answers in the lawsuits filed by MEAG Power and OPC, respectively, and included counterclaims seeking a declaratory judgment that the starting dollar amount is $18.38 billion and that costs related to force majeure events are excluded prior to calculating the cost-sharing and tender provisions and when calculating Georgia Power's related financial obligations. On September 26, 2022, Dalton filed complaints in each of these lawsuits.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
On September 29, 2022, Georgia Power and MEAG Power reached an agreement to resolve their dispute regarding the proper interpretation of the cost-sharing and tender provisions of the Global Amendments. Under the terms of the agreement, among other items, (i) MEAG Power will not exercise its tender option and will retain its full ownership interest in Plant Vogtle Units 3 and 4; (ii) Georgia Power will pay a portion of MEAG Power's costs of construction for Plant Vogtle Units 3 and 4 as such costs are incurred and with no further adjustment for force majeure costs, which payments will total approximately $79 million based on the current project capital cost forecast; and (iii) Georgia Power will pay 20% of MEAG Power's costs of construction with respect to any amounts over the current project capital cost forecast, with no further adjustment for force majeure costs. On October 4, 2022, MEAG Power and Georgia Power filed a notice of settlement and voluntary dismissal of the pending litigation described above, including Georgia Power's counterclaim, and, on October 6, 2022, Dalton dismissed its related complaint. Georgia Power recorded pre-tax charges (credits) to income in the fourth quarter 2021, the second quarter 2022, and the third quarter 2022 of approximately $440 million ($328 million after tax), $16 million ($12 million after tax), and $(102) million ($(76) million after tax), respectively, associated with the cost-sharing and tender provisions of the Global Amendments, including the settlement with MEAG Power, which are included in the total project capital cost forecast. The settlement with MEAG Power does not resolve the separate pending litigation with OPC, including Dalton's associated complaint. Georgia Power may be required to record further pre-tax charges to income of up to approximately $300 million associated with the cost-sharing and tender provisions of the Global Amendments for OPC and Dalton based on the current project capital cost forecast.
The ultimate impact of these matters on the construction schedule and project capital cost forecast for Plant Vogtle Units 3 and 4 cannot be determined at this time. See Note (B) to the Condensed Financial Statements under "Georgia Power – Nuclear Construction" herein for additional information.
2022 Base Rate Case
On June 24, 2022, Georgia Power filed a base rate case (Georgia Power 2022 Base Rate Case) with the Georgia PSC. The filing, as modified on August 22, 2022, proposes a three-year alternate rate plan with requested rate increases totaling $889 million, $107 million, and $45 million effective January 1, 2023, January 1, 2024, and January 1, 2025, respectively. Georgia Power expects the Georgia PSC to render a final decision in this matter on December 20, 2022. The ultimate outcome of this matter cannot be determined at this time. See Note (B) to the Condensed Financial Statements under "Georgia Power – Rate Plans – 2022 Base Rate Case" herein for additional information.
Integrated Resource Plan
On July 21, 2022, the Georgia PSC approved Georgia Power's triennial IRP (2022 IRP), as modified by a stipulated agreement among Georgia Power, the staff of the Georgia PSC, and certain intervenors and as further modified by the Georgia PSC. In the 2022 IRP decision, the Georgia PSC approved several requests, including the following:
•Decertification and retirement of Plant Wansley Units 1 and 2 (926 MWs based on 53.5% ownership), which occurred on August 31, 2022, and Plant Scherer Unit 3 (614 MWs based on 75% ownership) by December 31, 2028, as well as the reclassification to regulatory asset accounts of the remaining net book values of these units and any remaining unusable materials and supplies inventories upon retirement.
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
On August 26, 2022, the FERC accepted an amended shared service agreement (SSA) between Mississippi Power and Cooperative Energy, effective July 1, 2022, under which Cooperative Energy will continue to decrease its use of Mississippi Power's generation services under the MRA tariff up to 2.5% annually through 2035. At September 30, 2022, Mississippi Power is serving approximately 400 MWs of Cooperative Energy's annual demand. Beginning in 2036, Cooperative Energy will provide 100% of its electricity requirements at the MRA delivery points under the tariff. Neither party has the option to cancel the amended SSA. Mississippi Power expects to remarket this capacity, including the potential development of future arrangements with Cooperative Energy.
On July 15, 2022, Mississippi Power filed a request with the FERC for a $23 million increase in annual wholesale base revenues under the MRA tariff and requested an effective date of July 15, 2022. Cooperative Energy has filed a complaint with FERC challenging the new rates. On September 13, 2022, the FERC issued an order accepting Mississippi Power's request effective September 14, 2022, subject to refund, and establishing hearing and settlement judge procedures. The ultimate outcome of this matter cannot be determined at this time.
See Note (B) to the Condensed Financial Statements under "Mississippi Power" herein for additional information.
Southern Power
During the nine months ended September 30, 2022, Southern Power completed construction of and placed in service the remaining 40 MWs of the Tranquillity battery energy storage facility and the remaining 15 MWs of the Garland battery energy storage facility. See Note (K) to the Condensed Financial Statements under "Southern Power" herein for additional information.
At September 30, 2022, Southern Power's average investment coverage ratio for its generating assets, including those owned with various partners, based on the ratio of investment under contract to total investment using the respective facilities' net book value (or expected in-service value for facilities under construction) as the investment amount was 95% through 2026 and 92% through 2031, with an average remaining contract duration of approximately 13 years.
Southern Company Gas
On July 1, 2022, Atlanta Gas Light filed its annual GRAM update with the Georgia PSC. The filing requests an annual base rate increase of $53 million based on the projected 12-month period beginning January 1, 2023. Resolution of the GRAM filing is expected by December 28, 2022, with the new rates effective January 1, 2023.
On August 1, 2022, Virginia Natural Gas filed a general base rate case with the Virginia Commission seeking an increase in annual base rate revenues of $69 million, including $15 million related to the recovery of investments under the SAVE program, primarily to recover investments and increased costs associated with infrastructure, technology, and workforce development. The requested increase is based on a projected 12-month period beginning January 1, 2023, a ROE of 10.35%, and an equity ratio of 53.2%. Rate adjustments are expected to be effective January 1, 2023, subject to refund. The Virginia Commission is expected to rule on the requested increase in the third quarter 2023.
On September 7, 2022, certain affiliates of Southern Company Gas entered into agreements to sell two natural gas storage facilities located in California and Texas for an aggregate purchase price of $186 million, plus working capital and certain other adjustments. On October 20, 2022, the release of a Southern Company Gas parent guarantee was executed, which resolved a material closing condition. As a result, Southern Company Gas expects to record pre-tax impairment charges totaling approximately $125 million ($95 million after tax) in the fourth quarter

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
2022. See Note (K) to the Condensed Financial Statements under "Southern Company Gas" herein for additional information.
The ultimate outcome of these matters cannot be determined at this time.
RESULTS OF OPERATIONS
Southern Company
Net Income

Third Quarter 2022 vs. Third Quarter 2021		Year-To-Date 2022 vs. Year-To-Date 2021
(change in millions)	(% change)	(change in millions)	(% change)
$371	33.7	$1,003	38.5
Consolidated net income attributable to Southern Company was $1.5 billion ($1.36 per share) in the third quarter 2022 compared to $1.1 billion ($1.04 per share) for the corresponding period in 2021. Consolidated net income attributable to Southern Company was $3.6 billion ($3.38 per share) for year-to-date 2022 compared to $2.6 billion ($2.46 per share) for the corresponding period in 2021. The increases were primarily due to decreases of $249 million and $589 million in the third quarter and year-to-date 2022, respectively, in after-tax charges related to the construction of Plant Vogtle Units 3 and 4, increases in retail electric revenues associated with rates and pricing, warmer weather, and sales growth, and increases in natural gas revenues from base rate increases and continued infrastructure replacement, partially offset by higher non-fuel operations and maintenance costs. The increase for year-to-date 2022 also reflects after-tax charges totaling $67 million in 2021 related to the PennEast Pipeline project at Southern Company Gas.
See Note (B) to the Condensed Financial Statements herein and Note 2 to the financial statements in Item 8 of the Form 10-K under "Georgia Power – Nuclear Construction" for additional information regarding Plant Vogtle Units 3 and 4 and Note 7 to the financial statements under "Southern Company Gas" in Item 8 of the Form 10-K for additional information on the PennEast Pipeline project.
Retail Electric Revenues

Third Quarter 2022 vs. Third Quarter 2021		Year-To-Date 2022 vs. Year-To-Date 2021
(change in millions)	(% change)	(change in millions)	(% change)
$1,410	31.0	$2,871	25.0
In the third quarter 2022, retail electric revenues were $6.0 billion compared to $4.6 billion for the corresponding period in 2021. For year-to-date 2022, retail electric revenues were $14.4 billion compared to $11.5 billion for the corresponding period in 2021.
Details of the changes in retail electric revenues were as follows:

	Third Quarter 2022		Year-To-Date 2022
	(in millions)	(% change)	(in millions)	(% change)
Retail electric – prior year	$4,551		$11,492
Estimated change resulting from –
Rates and pricing	165	3.6%	458	4.0%
Sales growth	73	1.6	158	1.4
Weather	26	0.6	188	1.6
Fuel and other cost recovery	1,146	25.2	2,067	18.0
Retail electric – current year	$5,961	31.0%	$14,363	25.0%

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Revenues associated with changes in rates and pricing increased in the third quarter and year-to-date 2022 when compared to the corresponding periods in 2021. The increases were primarily due to higher contributions from commercial and industrial customers with variable demand-driven pricing, base tariff increases in accordance with Georgia Power's 2019 ARP, and pricing effects associated with customer usage. See Note 2 to the financial statements under "Georgia Power – Rate Plans" in Item 8 of the Form 10-K for additional information.
Revenues attributable to changes in sales increased in the third quarter and year-to-date 2022 when compared to the corresponding periods in 2021. Weather-adjusted residential KWH sales increased 1.3% and 0.4% in the third quarter and year-to-date 2022, respectively, and weather-adjusted commercial KWH sales increased 2.0% in both the third quarter and year-to-date 2022 when compared to the corresponding periods in 2021 primarily due to customer growth. In addition, commercial customer usage increased in the third quarter and year-to-date 2022 and residential customer usage decreased for year-to-date 2022 when compared to the corresponding periods in 2021 as customers return to pre-pandemic levels of activity outside the home. Industrial KWH sales increased 2.2% and 2.6% in the third quarter and year-to-date 2022, respectively, when compared to the corresponding periods in 2021 primarily due to increases in the pipeline and paper sectors, partially offset by a decrease in the chemicals sector.
Fuel and other cost recovery revenues increased $1.1 billion and $2.1 billion in the third quarter and year-to-date 2022, respectively, compared to the corresponding periods in 2021 primarily due to higher fuel and purchased power costs and an increase in the volume of KWHs generated. Electric rates for the traditional electric operating companies include provisions to adjust billings for fluctuations in fuel costs, including the energy component of purchased power costs. Under these provisions, fuel revenues generally equal fuel expenses, including the energy component of PPA costs, and do not affect net income. The traditional electric operating companies each have one or more regulatory mechanisms to recover other costs such as environmental and other compliance costs, storm damage, new plants, and PPA capacity costs. See Note 2 to the financial statements in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements herein for additional information.
Wholesale Electric Revenues

Third Quarter 2022 vs. Third Quarter 2021		Year-To-Date 2022 vs. Year-To-Date 2021
(change in millions)	(% change)	(change in millions)	(% change)
$466	63.7	$976	53.6
In the third quarter 2022, wholesale electric revenues were $1.2 billion compared to $731 million for the corresponding period in 2021. For year-to-date 2022, wholesale electric revenues were $2.8 billion compared to $1.8 billion for the corresponding period in 2021. The increases were primarily due to increases of $437 million and $930 million in the third quarter and year-to-date 2022, respectively, in energy revenues as a result of fuel and purchased power price increases when compared to the corresponding periods in 2021, an increase in the volume of KWHs sold primarily associated with natural gas PPAs at Southern Power, and increased opportunity sales at Alabama Power due to warmer weather.
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
Other Electric Revenues

Third Quarter 2022 vs. Third Quarter 2021		Year-To-Date 2022 vs. Year-To-Date 2021
(change in millions)	(% change)	(change in millions)	(% change)
$6	3.4	$29	5.5
In the third quarter 2022, other electric revenues were $185 million compared to $179 million for the corresponding period in 2021. The increase was primarily due to increases of $14 million in transmission revenues primarily associated with open access transmission tariff sales and $7 million in cogeneration steam revenues associated with higher natural gas prices at Alabama Power, partially offset by a $14 million increase in realized losses associated with price stability products for retail customers on variable demand-driven pricing tariffs at Georgia Power.
For year-to-date 2022, other electric revenues were $554 million compared to $525 million for the corresponding period in 2021. The increase was primarily due to increases of $41 million in transmission revenues primarily associated with open access transmission tariff sales, $15 million in cogeneration steam revenues associated with higher natural gas prices at Alabama Power, and $13 million in outdoor lighting sales at Georgia Power, partially offset by a decrease of $26 million resulting from the termination of a transmission service contract and an increase of $21 million in realized losses associated with price stability products for retail customers on variable demand-driven pricing tariffs, both at Georgia Power.
Natural Gas Revenues

Third Quarter 2022 vs. Third Quarter 2021		Year-To-Date 2022 vs. Year-To-Date 2021
(change in millions)	(% change)	(change in millions)	(% change)
$234	37.6	$1,004	33.5
In the third quarter 2022, natural gas revenues were $857 million compared to $623 million for the corresponding period in 2021. For year-to-date 2022, natural gas revenues were $4.0 billion compared to $3.0 billion for the corresponding period in 2021.
Details of the changes in natural gas revenues were as follows:

	Third Quarter 2022		Year-To-Date 2022
	(in millions)	(% change)	(in millions)	(% change)
Natural gas revenues – prior year	$623		$2,994
Estimated change resulting from –
Infrastructure replacement programs and base rate changes	54	8.7%	186	6.2%
Gas costs and other cost recovery	172	27.6	955	31.9
Gas marketing services	1	0.2	14	0.5
Wholesale gas services	—	—	(187)	(6.2)
Other	7	1.1	36	1.1
Natural gas revenues – current year	$857	37.6%	$3,998	33.5%
Revenues from infrastructure replacement programs and base rate changes at the natural gas distribution utilities increased in the third quarter and year-to-date 2022 compared to the corresponding periods in 2021 primarily due to rate increases at Nicor Gas, Atlanta Gas Light, and Chattanooga Gas and continued investment in infrastructure replacement. See Note 2 to the financial statements under "Southern Company Gas – Rate Proceedings" in Item 8 of the Form 10-K for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Revenues associated with gas costs and other cost recovery increased in the third quarter and year-to-date 2022 compared to the corresponding periods in 2021 primarily due to higher natural gas cost recovery. Natural gas distribution rates include provisions to adjust billings for fluctuations in natural gas costs. Therefore, gas costs recovered through natural gas revenues generally equal the amount expensed in cost of natural gas and do not affect net income from the natural gas distribution utilities.
Revenues from gas marketing services increased for year-to-date 2022 compared to the corresponding period in 2021 due to higher commodity prices and higher sales to commercial customers.
The changes in year-to-date 2022 revenues related to Southern Company Gas' wholesale gas services were due to the sale of Sequent on July 1, 2021. See Note 15 to the financial statements under "Southern Company Gas" in Item 8 of the Form 10-K for additional information.
Other Revenues

Third Quarter 2022 vs. Third Quarter 2021		Year-To-Date 2022 vs. Year-To-Date 2021
(change in millions)	(% change)	(change in millions)	(% change)
$24	15.6	$6	1.2
In the third quarter 2022, other revenues were $178 million compared to $154 million for the corresponding period in 2021. The increase was primarily due to a $15 million increase in unregulated sales at the traditional electric operating companies primarily associated with power delivery construction and maintenance projects, energy conservation projects, and lighting. Also contributing to the increase was a $9 million increase primarily related to distributed infrastructure projects at PowerSecure.
For year-to-date 2022, other revenues were $519 million compared to $513 million for the corresponding period in 2021. The increase was primarily due to increases of $10 million in unregulated sales associated with power delivery construction and maintenance projects at Mississippi Power, $9 million in unregulated energy conservation projects at Georgia Power, $8 million in unregulated lighting sales at Alabama Power, and $5 million primarily related to distribution infrastructure projects at PowerSecure, partially offset by a $28 million decrease associated with the timing of revenue recognition for a large, ongoing power delivery construction and maintenance contract at Georgia Power.
Fuel and Purchased Power Expenses

	Third Quarter 2022 vs. Third Quarter 2021		Year-To-Date 2022 vs. Year-To-Date 2021
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$1,189	96.4	$2,319	79.1
Purchased power	357	124.0	573	80.5
Total fuel and purchased power expenses	$1,546		$2,892
In the third quarter 2022, total fuel and purchased power expenses were $3.1 billion compared to $1.5 billion for the corresponding period in 2021. The increase was primarily the result of a $1.2 billion increase in the average cost of fuel and purchased power and a $310 million increase in the volume of KWHs generated and purchased.
For year-to-date 2022, total fuel and purchased power expenses were $6.5 billion compared to $3.6 billion for the corresponding period in 2021. The increase was primarily the result of a $2.4 billion increase in the average cost of fuel and purchased power and a $523 million increase in the volume of KWHs generated and purchased.
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

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Details of the Southern Company system's generation and purchased power were as follows:

	Third Quarter 2022	Third Quarter 2021	Year-To-Date 2022	Year-To-Date 2021
Total generation (in billions of KWHs)(a)	50	50	141	136
Total purchased power (in billions of KWHs)	9	5	20	13
Sources of generation (percent)(a) —
Gas	54	48	50	47
Coal	21	26	22	24
Nuclear	16	16	16	17
Hydro	2	3	4	4
Wind, Solar, and Other	7	7	8	8
Cost of fuel, generated (in cents per net KWH)—
Gas(a)	6.75	3.38	5.42	2.87
Coal	4.12	2.82	3.58	2.84
Nuclear	0.71	0.78	0.72	0.76
Average cost of fuel, generated (in cents per net KWH)(a)	5.05	2.75	4.07	2.45
Average cost of purchased power (in cents per net KWH)(b)	8.94	6.45	7.84	5.77
(a)Excludes Central Alabama Generating Station KWHs and associated cost of fuel through July 12, 2022 as its fuel was previously provided by the purchaser under a power sales agreement. See Note 15 to the financial statements under "Alabama Power" in Item 8 of the Form 10-K for additional information.
(b)Average cost of purchased power includes fuel purchased by the Southern Company system for tolling agreements where power is generated by the provider.
Fuel
In the third quarter 2022, fuel expense was $2.4 billion compared to $1.2 billion for the corresponding period in 2021. The increase was primarily due to a 99.7% increase in the average cost of natural gas per KWH generated, a 52.7% decrease in the volume of KWHs generated by hydro, a 46.1% increase in the average cost of coal per KWH generated, and a 13.0% increase in the volume of KWHs generated by natural gas, partially offset by a 19.0% decrease in the volume of KWHs generated by coal.
For year-to-date 2022, fuel expense was $5.2 billion compared to $2.9 billion for the corresponding period in 2021. The increase was primarily due to an 88.9% increase in the average cost of natural gas per KWH generated, a 26.1% increase in the average cost of coal per KWH generated, a 9.6% increase in the volume of KWHs generated by natural gas, and an 8.7% decrease in the volume of KWHs generated by hydro, partially offset by a 4.1% decrease in the volume of KWHs generated by coal.
Purchased Power
In the third quarter 2022, purchased power expense was $645 million compared to $288 million for the corresponding period in 2021. The increase was primarily due to a 38.6% increase in the average cost per KWH purchased primarily due to higher natural gas and coal prices and an 87.2% increase in the volume of KWHs purchased.
For year-to-date 2022, purchased power expense was $1.3 billion compared to $712 million for the corresponding period in 2021. The increase was primarily due to a 35.9% increase in the average cost per KWH purchased primarily due to higher natural gas and coal prices and a 50.9% increase in the volume of KWHs purchased.

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
Cost of Natural Gas

Third Quarter 2022 vs. Third Quarter 2021		Year-To-Date 2022 vs. Year-To-Date 2021
(change in millions)	(% change)	(change in millions)	(% change)
$165	N/M	$897	95.1
Excluding Atlanta Gas Light, which does not sell natural gas to end-use customers, natural gas distribution rates include provisions to adjust billings for fluctuations in natural gas costs. Therefore, gas costs recovered through natural gas revenues generally equal the amount expensed in cost of natural gas and do not affect net income from the natural gas distribution utilities. Cost of natural gas at the natural gas distribution utilities represented 78% and 87% of the total cost of natural gas in the third quarter and year-to-date 2022, respectively.
In the third quarter 2022, cost of natural gas was $294 million compared to $129 million for the corresponding period in 2021. For year-to-date 2022, cost of natural gas was $1.8 billion compared to $943 million for the corresponding period in 2021. The increases reflect higher gas cost recovery as a result of increases of 104% and 113% in natural gas prices in the third quarter and year-to-date 2022, respectively, compared to the corresponding periods in 2021.
Cost of Other Sales

Third Quarter 2022 vs. Third Quarter 2021		Year-To-Date 2022 vs. Year-To-Date 2021
(change in millions)	(% change)	(change in millions)	(% change)
$21	29.6	$20	7.8
In the third quarter 2022, cost of other sales was $92 million compared to $71 million for the corresponding period in 2021. The increase was primarily related to distributed infrastructure projects at PowerSecure.
For year-to-date 2022, cost of other sales was $275 million compared to $255 million for the corresponding period in 2021. The increase was primarily due to increases of $32 million related to distributed infrastructure projects at PowerSecure, $9 million related to unregulated power delivery construction and maintenance projects at Mississippi Power, and $9 million primarily associated with unregulated merchandising and energy services expenses at Alabama Power, partially offset by a decrease of $32 million associated with unregulated power delivery construction and maintenance projects at Georgia Power.
Other Operations and Maintenance Expenses

Third Quarter 2022 vs. Third Quarter 2021		Year-To-Date 2022 vs. Year-To-Date 2021
(change in millions)	(% change)	(change in millions)	(% change)
$101	7.0	$364	8.6
In the third quarter 2022, other operations and maintenance expenses were $1.5 billion compared to $1.4 billion for the corresponding period in 2021. The increase was primarily due to increases of $49 million in transmission and distribution expenses primarily related to line maintenance, $18 million in customer accounts, customer service, and sales expenses primarily related to bad debt expenses, payment convenience fees, and labor, $12 million in compensation and benefit expenses, and $10 million in generation expenses primarily related to scheduled outage and maintenance costs.
For year-to-date 2022, other operations and maintenance expenses were $4.6 billion compared to $4.3 billion for the corresponding period in 2021. Excluding $53 million of expenses related to Sequent in 2021, other operations and

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
maintenance expenses increased $417 million. The increase was primarily due to increases of $135 million in transmission and distribution expenses primarily related to line maintenance, $90 million in generation expenses primarily related to scheduled outage and maintenance costs, $38 million in compensation and benefit expenses, $30 million in expenses at Southern Company Gas passed through directly to customers primarily related to bad debt, and $21 million in customer accounts, customer service, and sales expenses primarily related to bad debt expenses, payment convenience fees, and labor.
Depreciation and Amortization

Third Quarter 2022 vs. Third Quarter 2021		Year-To-Date 2022 vs. Year-To-Date 2021
(change in millions)	(% change)	(change in millions)	(% change)
$26	2.9	$70	2.6
In the third quarter 2022, depreciation and amortization was $922 million compared to $896 million for the corresponding period in 2021. For year-to-date 2022, depreciation and amortization was $2.73 billion compared to $2.66 billion for the corresponding period in 2021. The increases were primarily due to additional plant in service, including continued infrastructure investments at the natural gas distribution utilities.
Taxes Other Than Income Taxes

Third Quarter 2022 vs. Third Quarter 2021		Year-To-Date 2022 vs. Year-To-Date 2021
(change in millions)	(% change)	(change in millions)	(% change)
$40	12.8	$104	10.7
In the third quarter 2022, taxes other than income taxes were $352 million compared to $312 million for the corresponding period in 2021. For year-to-date 2022, taxes other than income taxes were $1.1 billion compared to $969 million for the corresponding period in 2021. The increases primarily reflect an increase in municipal franchise fees at Georgia Power and an increase in revenue tax expenses at Southern Company Gas.
Estimated Loss on Plant Vogtle Units 3 and 4

Third Quarter 2022 vs. Third Quarter 2021		Year-To-Date 2022 vs. Year-To-Date 2021
(change in millions)	(% change)	(change in millions)	(% change)
$(334)	N/M	$(790)	N/M
Georgia Power recorded pre-tax charges (credits) to income for the estimated probable loss on Plant Vogtle Units 3 and 4 totaling $(70) million and $264 million in the third quarter 2022 and 2021, respectively, and $(18) million and $772 million for year-to-date 2022 and 2021, respectively. The charges (credits) reflect revisions to the total project capital cost forecast to complete construction and start-up of Plant Vogtle Units 3 and 4. See Note (B) to the Condensed Financial Statements herein and Note 2 to the financial statements in Item 8 of the Form 10-K under "Georgia Power – Nuclear Construction" for additional information.
Gain on Dispositions, Net

Third Quarter 2022 vs. Third Quarter 2021		Year-To-Date 2022 vs. Year-To-Date 2021
(change in millions)	(% change)	(change in millions)	(% change)
$(105)	(84.0)	$(126)	(70.4)
In the third quarter 2022, gain on dispositions, net was $20 million compared to $125 million for the corresponding period in 2021. For year-to-date 2022, gain on dispositions, net was $53 million compared to $179 million for the corresponding period in 2021. The decreases primarily reflect a $121 million gain at Southern Company Gas related to the sale of Sequent in the third quarter 2021, partially offset by a $14 million gain recorded in the third quarter

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
2022 as a result of the early termination of the transition services agreement related to the 2019 sale of Gulf Power. The year-to-date 2022 decrease also reflects a $39 million gain at Southern Power primarily from contributions of wind turbine equipment to various equity method investments in 2021, partially offset by a $17 million gain from sales of integrated transmission system assets at Georgia Power in 2022. See Note 15 to the financial statements under "Southern Power – Development Projects" and "Southern Company Gas – Sale of Sequent" in Item 8 of the Form 10-K for additional information.
Allowance for Equity Funds Used During Construction

Third Quarter 2022 vs. Third Quarter 2021		Year-To-Date 2022 vs. Year-To-Date 2021
(change in millions)	(% change)	(change in millions)	(% change)
$10	20.4	$23	16.4
In the third quarter 2022, allowance for equity funds used during construction was $59 million compared to $49 million for the corresponding period in 2021. For year-to-date 2022, allowance for equity funds used during construction was $163 million compared to $140 million for the corresponding period in 2021. The increases were primarily associated with an increase in capital expenditures related to Plant Barry Unit 8 construction at Alabama Power and transmission and distribution projects related to grid modernization at Georgia Power.
Earnings from Equity Method Investments

Third Quarter 2022 vs. Third Quarter 2021		Year-To-Date 2022 vs. Year-To-Date 2021
(change in millions)	(% change)	(change in millions)	(% change)
$(2)	(6.7)	$74	N/M
For year-to-date 2022, earnings from equity method investments were $109 million compared to $35 million for the corresponding period in 2021. The increase was primarily due to pre-tax impairment charges in 2021 totaling $84 million related to the PennEast Pipeline project at Southern Company Gas, partially offset by a $16 million decrease at Southern Holdings primarily due to a decrease in investment income. See Note 7 to the financial statements under "Southern Company Gas" in Item 8 of the Form 10-K and Note (E) to the Condensed Financial Statements herein under "Southern Company Gas" for additional information.
Interest Expense, Net of Amounts Capitalized

Third Quarter 2022 vs. Third Quarter 2021		Year-To-Date 2022 vs. Year-To-Date 2021
(change in millions)	(% change)	(change in millions)	(% change)
$60	13.3	$109	8.1
In the third quarter 2022, interest expense, net of amounts capitalized was $511 million compared to $451 million for the corresponding period in 2021. The increase was primarily due to increases of approximately $28 million due to higher average outstanding borrowings and $28 million due to higher interest rates.
For year-to-date 2022, interest expense, net of amounts capitalized was $1.5 billion compared to $1.4 billion for the corresponding period in 2021. The increase was primarily due to higher average outstanding borrowings.
See FINANCIAL CONDITION AND LIQUIDITY – "Sources of Capital" and "Financing Activities" herein for additional information on borrowings.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Other Income (Expense), Net

Third Quarter 2022 vs. Third Quarter 2021		Year-To-Date 2022 vs. Year-To-Date 2021
(change in millions)	(% change)	(change in millions)	(% change)
$1	0.8	$124	42.8
For year-to-date 2022, other income (expense), net was $414 million compared to $290 million for the corresponding period in 2021. The increase was primarily due to charitable contributions of $101 million at Southern Company Gas during the first and second quarters of 2021 and a $44 million increase in non-service cost-related retirement benefits income. See Note (H) to the Condensed Financial Statements herein for additional information.
Income Taxes

Third Quarter 2022 vs. Third Quarter 2021		Year-To-Date 2022 vs. Year-To-Date 2021
(change in millions)	(% change)	(change in millions)	(% change)
$42	11.3	$341	62.0
In the third quarter 2022, income taxes were $414 million compared to $372 million for the corresponding period in 2021. For year-to-date 2022, income taxes were $891 million compared to $550 million for the corresponding period in 2021. The increases were primarily due to higher pre-tax earnings, partially offset by $113 million of additional tax expense in 2021 resulting from Southern Company Gas' sale of Sequent in the third quarter 2021. The year-to-date 2022 increase was also due to an adjustment in the second quarter 2022 related to a prior year state tax credit carryforward at Georgia Power. See Note (G) to the Condensed Financial Statements herein for additional information.
Net Income (Loss) Attributable to Noncontrolling Interests

Third Quarter 2022 vs. Third Quarter 2021		Year-To-Date 2022 vs. Year-To-Date 2021
(change in millions)	(% change)	(change in millions)	(% change)
$7	N/M	$(28)	N/M
Substantially all noncontrolling interests relate to renewable projects at Southern Power. In the third quarter 2022, net income attributable to noncontrolling interests was $12 million compared to $5 million for the corresponding period in 2021. The increase was primarily due to lower HLBV loss allocations to Southern Power's tax equity partners, including loss allocation impacts associated with the Garland battery energy storage facility being placed in service in the third quarter 2021, and higher income allocations to Southern Power's equity partners.
For year-to-date 2022, net loss attributable to noncontrolling interests was $55 million compared to $27 million for the corresponding period in 2021. The increased loss was primarily due to higher HLBV loss allocations to Southern Power's tax equity partners, partially offset by loss allocation impacts associated with the Garland battery energy storage facility being placed in service in the third quarter 2021 and higher income allocations to Southern Power's equity partners.
See Notes 9 and 15 to the financial statements under "Lessor" and "Southern Power," respectively, in Item 8 of the Form 10-K for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Alabama Power
Net Income

Third Quarter 2022 vs. Third Quarter 2021		Year-To-Date 2022 vs. Year-To-Date 2021
(change in millions)	(% change)	(change in millions)	(% change)
$26	5.2	$67	5.6
Alabama Power's net income after dividends on preferred stock in the third quarter 2022 was $525 million compared to $499 million for the corresponding period in 2021. Alabama Power's net income after dividends on preferred stock for year-to-date 2022 was $1.26 billion compared to $1.19 billion for the corresponding period in 2021. These increases were primarily due to an increase in retail revenues associated with warmer weather in Alabama Power's service territory in 2022 compared to the corresponding periods in 2021 and sales growth, partially offset by higher non-fuel operations and maintenance costs.
Retail Revenues

Third Quarter 2022 vs. Third Quarter 2021		Year-To-Date 2022 vs. Year-To-Date 2021
(change in millions)	(% change)	(change in millions)	(% change)
$357	21.6	$658	15.1
In the third quarter 2022, retail revenues were $2.01 billion compared to $1.65 billion for the corresponding period in 2021. For year-to-date 2022, retail revenues were $5.02 billion compared to $4.36 billion for the corresponding period in 2021.
Details of the changes in retail revenues were as follows:

	Third Quarter 2022		Year-To-Date 2022
	(in millions)	(% change)	(in millions)	(% change)
Retail – prior year	$1,651		$4,357
Estimated change resulting from –
Rates and pricing	3	0.2%	7	0.2%
Sales growth	20	1.2	53	1.2
Weather	25	1.5	88	2.0
Fuel and other cost recovery	309	18.7	510	11.7
Retail – current year	$2,008	21.6%	$5,015	15.1%
Revenues attributable to changes in sales increased in the third quarter and year-to-date 2022 when compared to the corresponding periods in 2021. Weather-adjusted residential KWH sales decreased 0.4% and 0.3% in the third quarter and year-to-date 2022, respectively, when compared to the corresponding periods in 2021 primarily due to decreased customer usage. Weather-adjusted commercial KWH sales decreased 0.7% in the third quarter 2022 when compared to the corresponding period in 2021 primarily due to decreased customer usage. Weather-adjusted commercial KWH sales were flat for year-to-date 2022 when compared to the corresponding period in 2021. Industrial KWH sales increased 2.9% and 2.3% in the third quarter and year-to-date 2022, respectively, when compared to the corresponding periods in 2021 primarily due to increases in the forest product and pipeline sectors, partially offset by decreases in the chemicals sector.
Fuel and other cost recovery revenues increased in the third quarter and year-to-date 2022 when compared to the corresponding periods in 2021 primarily due to increases in the volume of KWHs generated and the average cost of fuel.

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
Wholesale Revenues – Non-Affiliates

Third Quarter 2022 vs. Third Quarter 2021		Year-To-Date 2022 vs. Year-To-Date 2021
(change in millions)	(% change)	(change in millions)	(% change)
$143	N/M	$237	83.2
In the third quarter 2022, wholesale revenues from sales to non-affiliates were $250 million compared to $107 million for the corresponding period in 2021. For year-to-date 2022, wholesale revenues from sales to non-affiliates were $522 million compared to $285 million for the corresponding period in 2021. The increases for the third quarter and year-to-date 2022 were primarily due to increases of 75.9% and 41.8%, respectively, in the price of energy due to higher natural gas prices, as well as increases of 32.3% and 29.3%, respectively, in KWH sales as a result of increased opportunity sales due to warmer weather in the third quarter and year-to-date 2022 compared to the corresponding periods in 2021.
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
Wholesale Revenues – Affiliates

Third Quarter 2022 vs. Third Quarter 2021		Year-To-Date 2022 vs. Year-To-Date 2021
(change in millions)	(% change)	(change in millions)	(% change)
$17	32.1	$61	56.0
In the third quarter 2022, wholesale revenues from sales to affiliates were $70 million compared to $53 million for the corresponding period in 2021. The increase was primarily due to a 142.2% increase in the price of energy due to higher natural gas prices, partially offset by a 45.7% decrease in KWH sales due to the availability of lower cost Southern Company system resources compared to Alabama Power's generation.
For year-to-date 2022, wholesale revenues from sales to affiliates were $170 million compared to $109 million for the corresponding period in 2021. The increase was primarily due to an 84.7% increase in the price of energy due to higher natural gas prices, partially offset by a 15.3% decrease in KWH sales due to the availability of lower cost Southern Company system resources compared to Alabama Power's generation.
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

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Other Revenues

Third Quarter 2022 vs. Third Quarter 2021		Year-To-Date 2022 vs. Year-To-Date 2021
(change in millions)	(% change)	(change in millions)	(% change)
$23	24.7	$48	17.9
In the third quarter 2022, other revenues were $116 million compared to $93 million for the corresponding period in 2021. For year-to-date 2022, other revenues were $316 million compared to $268 million for the corresponding period in 2021. The third quarter and year-to-date 2022 increases were primarily due to increases of $7 million and $15 million, respectively, in cogeneration steam revenue associated with higher natural gas prices, $6 million and $13 million, respectively, in transmission revenues primarily due to open access transmission tariff sales, and $3 million and $8 million, respectively, in unregulated lighting sales. The year-to-date 2022 increase also included a $5 million increase in energy services revenue.
Fuel and Purchased Power Expenses

	Third Quarter 2022 vs. Third Quarter 2021		Year-To-Date 2022 vs. Year-To-Date 2021
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$293	78.6	$472	50.9
Purchased power – non-affiliates	109	143.4	174	100.6
Purchased power – affiliates	68	151.1	146	128.1
Total fuel and purchased power expenses	$470		$792
In the third quarter 2022, total fuel and purchased power expenses were $964 million compared to $494 million for the corresponding period in 2021. The increase was primarily due to a $257 million increase in the cost of fuel and purchased power and a $213 million increase related to the volume of KWHs generated and purchased.
For year-to-date 2022, total fuel and purchased power expenses were $2.01 billion compared to $1.21 billion for the corresponding period in 2021. The increase was primarily due to a $518 million increase in the cost of fuel and purchased power and a $274 million increase related to the volume of KWHs generated and purchased.
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

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Details of Alabama Power's generation and purchased power were as follows:

	Third Quarter 2022	Third Quarter 2021	Year-To-Date 2022	Year-To-Date 2021
Total generation (in billions of KWHs)(a)	16	16	45	45
Total purchased power (in billions of KWHs)	4	2	9	5
Sources of generation (percent)(a) —
Coal	47	50	45	47
Nuclear	22	24	24	25
Gas	28	18	23	19
Hydro	3	8	8	9
Cost of fuel, generated (in cents per net KWH) —
Coal	3.89	2.85	3.40	2.78
Nuclear	0.67	0.73	0.67	0.71
Gas(a)	6.55	3.03	5.20	2.68
Average cost of fuel, generated (in cents per net KWH)(a)	3.91	2.33	3.13	2.20
Average cost of purchased power (in cents per net KWH)(b)	8.55	7.96	8.33	6.70
(a)Excludes Central Alabama Generating Station KWHs and associated cost of fuel through July 12, 2022 as its fuel was previously provided by the purchaser under a power sales agreement. See Note 15 to the financial statements under "Alabama Power" in Item 8 of the Form 10-K for additional information.
(b)Average cost of purchased power includes fuel, energy, and transmission purchased by Alabama Power for tolling agreements where power is generated by the provider.
Fuel
In the third quarter 2022, fuel expense was $666 million compared to $373 million for the corresponding period in 2021. The increase was primarily due to a 116.2% increase in the average cost of natural gas per KWH generated, which excludes tolling agreements, a 36.5% increase in the average cost of coal per KWH generated, a 56.8% decrease in the volume of KWHs generated by hydro facilities as a result of less rainfall in the third quarter 2022 compared to the corresponding period in 2021, and a 46.9% increase in the volume of KWHs generated by natural gas.
For year-to-date 2022, fuel expense was $1.4 billion compared to $0.9 billion for the corresponding period in 2021. The increase was primarily due to a 94.0% increase in the average cost of natural gas per KWH generated, which excludes tolling agreements, a 22.3% increase in the average cost of coal per KWH generated, an 18.3% increase in the volume of KWHs generated by natural gas, and an 8.5% decrease in the volume of KWHs generated by hydro facilities as a result of less rainfall for year-to-date 2022 compared to the corresponding period in 2021.
Purchased Power – Non-Affiliates
In the third quarter 2022, purchased power expense from non-affiliates was $185 million compared to $76 million for the corresponding period in 2021. The increase was primarily due to a 193.7% increase in the volume of KWHs purchased as a result of warmer weather in the third quarter 2022 compared to the corresponding period in 2021, partially offset by an 11.2% decrease in the average cost per KWH purchased due to fixed capacity costs allocated across a higher level of generation.
For year-to-date 2022, purchased power expense from non-affiliates was $347 million compared to $173 million for the corresponding period in 2021. The increase was primarily due to a 100.5% increase in the volume of KWHs purchased as a result of warmer weather for year-to-date 2022 compared to the corresponding period in 2021, as well as an 8.2% increase in the average cost per KWH purchased due to higher natural gas and coal prices.

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
Purchased Power – Affiliates
In the third quarter 2022, purchased power expense from affiliates was $113 million compared to $45 million for the corresponding period in 2021. The increase was primarily due to an 84.5% increase in the average cost per KWH purchased due to higher natural gas and coal prices and a 36.4% increase in the volume of KWHs purchased as a result of warmer weather in the third quarter 2022 compared to the corresponding period in 2021.
For year-to-date 2022, purchased power expense from affiliates was $260 million compared to $114 million for the corresponding period in 2021. The increase was primarily due to a 71.0% increase in the average cost per KWH purchased due to higher natural gas and coal prices and a 33.6% increase in the volume of KWHs purchased as a result of warmer weather for year-to-date 2022 compared to the corresponding period in 2021.
Energy purchases from affiliates will vary depending on demand for energy and the availability and cost of generating resources at each company within the Southern Company system. These purchases are made in accordance with the IIC or other contractual agreements, as approved by the FERC.
Other Operations and Maintenance Expenses

Third Quarter 2022 vs. Third Quarter 2021		Year-To-Date 2022 vs. Year-To-Date 2021
(change in millions)	(% change)	(change in millions)	(% change)
$17	4.2	$95	8.1
In the third quarter 2022, other operations and maintenance expenses were $418 million compared to $401 million for the corresponding period in 2021. For year-to-date 2022, other operations and maintenance expenses were $1.27 billion compared to $1.18 billion for the corresponding period in 2021. The increases for the third quarter and year-to-date 2022 were primarily due to increases of $18 million and $41 million, respectively, in transmission and distribution expenses primarily associated with line maintenance and $6 million and $12 million, respectively, in customer accounts, customer service, and sales expenses primarily associated with labor and bad debt expense. The increase for the third quarter 2022 was partially offset by a $15 million decrease in generation expenses primarily associated with scheduled outages and maintenance. The year-to-date 2022 increase also included a $24 million increase in generation expenses primarily associated with scheduled outages and maintenance and Rate CNP Compliance-related expenses. See Note 2 to the financial statements under "Alabama Power – Rate CNP Compliance" in Item 8 of the Form 10-K for additional information.
Allowance for Equity Funds Used During Construction

Third Quarter 2022 vs. Third Quarter 2021		Year-To-Date 2022 vs. Year-To-Date 2021
(change in millions)	(% change)	(change in millions)	(% change)
$4	28.6	$13	34.2
For year-to-date 2022, allowance for equity funds used during construction was $51 million compared to $38 million for the corresponding period in 2021. The increase for year-to-date 2022 was primarily due to an increase in capital expenditures related to Plant Barry Unit 8 construction.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Interest Expense, Net of Amounts Capitalized

Third Quarter 2022 vs. Third Quarter 2021		Year-To-Date 2022 vs. Year-To-Date 2021
(change in millions)	(% change)	(change in millions)	(% change)
$14	16.7	$26	10.3
In the third quarter 2022, interest expense, net of amounts capitalized was $98 million compared to $84 million for the corresponding period in 2021. For year-to-date 2022, interest expense, net of amounts capitalized was $278 million compared to $252 million for the corresponding period in 2021. The increases were primarily due to higher average outstanding borrowings. See FINANCIAL CONDITION AND LIQUIDITY – "Sources of Capital" and "Financing Activities" herein for additional information on borrowings.
Income Taxes

Third Quarter 2022 vs. Third Quarter 2021		Year-To-Date 2022 vs. Year-To-Date 2021
(change in millions)	(% change)	(change in millions)	(% change)
$14	9.2	$28	7.7
In the third quarter 2022, income taxes were $166 million compared to $152 million for the corresponding period in 2021. For year-to-date 2022, income taxes were $394 million compared to $366 million for the corresponding period in 2021. The increases were primarily due to higher pre-tax earnings.
Georgia Power
Net Income

Third Quarter 2022 vs. Third Quarter 2021		Year-To-Date 2022 vs. Year-To-Date 2021
(change in millions)	(% change)	(change in millions)	(% change)
$322	60.1	$821	79.7
Georgia Power's net income in the third quarter 2022 was $858 million compared to $536 million for the corresponding period in 2021. For year-to-date 2022 net income was $1.85 billion compared to $1.03 billion for the corresponding period in 2021. The increases were primarily due to decreases of $249 million and $589 million in the third quarter and year-to-date 2022, respectively, in after-tax charges related to the construction of Plant Vogtle Units 3 and 4 and increases in retail revenues associated with rates and pricing and sales growth, partially offset by higher non-fuel operations and maintenance costs. The increase for year-to-date 2022 was also due to warmer weather in Georgia Power's service territory compared to the corresponding period in 2021.
See Note (B) to the Condensed Financial Statements herein and Note 2 to the financial statements in Item 8 of the Form 10-K under "Georgia Power – Nuclear Construction" for additional information regarding Plant Vogtle Units 3 and 4.
Retail Revenues

Third Quarter 2022 vs. Third Quarter 2021		Year-To-Date 2022 vs. Year-To-Date 2021
(change in millions)	(% change)	(change in millions)	(% change)
$1,051	39.6	$2,164	33.5
In the third quarter 2022, retail revenues were $3.70 billion compared to $2.65 billion for the corresponding period in 2021. For year-to-date 2022, retail revenues were $8.63 billion compared to $6.47 billion for the corresponding period in 2021.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Details of the changes in retail revenues were as follows:

	Third Quarter 2022		Year-To-Date 2022
	(in millions)	(% change)	(in millions)	(% change)
Retail – prior year	$2,652		$6,465
Estimated change resulting from –
Rates and pricing	157	5.9%	442	6.8%
Sales growth	54	2.0	101	1.6
Weather	(1)	—	89	1.4
Fuel cost recovery	841	31.7	1,532	23.7
Retail – current year	$3,703	39.6%	$8,629	33.5%
Revenues associated with changes in rates and pricing increased in the third quarter and year-to-date 2022 when compared to the corresponding periods in 2021. The increases were primarily due to higher contributions from commercial and industrial customers with variable demand-driven pricing, base tariff increases in accordance with the 2019 ARP, and pricing effects associated with customer usage. See Note 2 to the financial statements under "Georgia Power – Rate Plans" in Item 8 of the Form 10-K for additional information.
Revenues attributable to changes in sales increased in the third quarter and year-to-date 2022 when compared to the corresponding periods in 2021. Weather-adjusted residential KWH sales increased 2.7% and 1.0% in the third quarter and year-to-date 2022, respectively, when compared to the corresponding periods in 2021 primarily due to customer growth. The increase for the third quarter 2022 also reflects increased customer usage. Weather-adjusted commercial KWH sales increased 3.2% and 2.9% in the third quarter and year-to-date 2022, respectively, when compared to the corresponding periods in 2021 primarily due to impacts on customer usage from increased activity outside the home as customers return to pre-pandemic levels of activity, as well as customer growth. Weather-adjusted industrial KWH sales increased 1.8% and 2.8% in the third quarter and year-to-date 2022, respectively, when compared to the corresponding periods in 2021 primarily due to increases in the pipeline, electronic, and paper sectors, partially offset by decreases in the chemicals and textiles sectors.
Fuel revenues and costs are allocated between retail and wholesale jurisdictions. Retail fuel cost recovery revenues increased in the third quarter and year-to-date 2022 when compared to the corresponding periods in 2021 due to higher fuel and purchased power costs. Electric rates include provisions to adjust billings for fluctuations in fuel costs, including the energy component of purchased power costs. Under these fuel cost recovery provisions, fuel revenues generally equal fuel expenses and do not affect net income. See Note 2 to the financial statements under "Georgia Power – Fuel Cost Recovery" in Item 8 of the Form 10-K for additional information.
Wholesale Revenues

Third Quarter 2022 vs. Third Quarter 2021		Year-To-Date 2022 vs. Year-To-Date 2021
(change in millions)	(% change)	(change in millions)	(% change)
$(7)	(11.1)	$43	30.1
In the third quarter 2022, wholesale revenues were $56 million compared to $63 million for the corresponding period in 2021. The decrease was primarily due to a $22 million decrease in KWH sales associated with lower market demand and a $3 million decrease in capacity revenues due to the expiration of a non-affiliate PPA in 2021, largely offset by an increase of $20 million related to the average cost of fuel primarily due to higher natural gas and coal prices.
For year-to-date 2022, wholesale revenues were $186 million compared to $143 million for the corresponding period in 2021. The increase was primarily due to an increase of $60 million related to the average cost of fuel primarily due to higher natural gas and coal prices, partially offset by a $10 million decrease in KWH sales

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
associated with lower market demand and an $8 million decrease in capacity revenues due to the expiration of a non-affiliate PPA in 2021.
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
Other Revenues

Third Quarter 2022 vs. Third Quarter 2021		Year-To-Date 2022 vs. Year-To-Date 2021
(change in millions)	(% change)	(change in millions)	(% change)
$(11)	(7.8)	$(39)	(8.8)
In the third quarter 2022, other revenues were $130 million compared to $141 million for the corresponding period in 2021. For year-to-date 2022, other revenues were $403 million compared to $442 million for the corresponding period in 2021. The decreases for the third quarter and year-to-date 2022 were primarily due to increases of $14 million and $21 million, respectively, in realized losses associated with price stability products for retail customers on variable demand-driven pricing tariffs, decreases of $9 million and $12 million, respectively, from retail solar programs as a result of higher avoided cost credits to customers, and $6 million and $26 million, respectively, resulting from the termination of a transmission service contract. These reductions were partially offset by increases of $8 million and $22 million, respectively, associated with unregulated outdoor lighting sales and energy conservation projects and $6 million and $16 million, respectively, in open access transmission tariff sales. Also contributing to the decrease for year-to-date 2022 was a decrease of $28 million associated with the timing of revenue recognition for a large, ongoing power delivery construction and maintenance contract.
Fuel and Purchased Power Expenses

	Third Quarter 2022 vs. Third Quarter 2021		Year-to-Date 2022 vs. Year-to-Date 2021
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$409	94.7	$799	73.4
Purchased power – non-affiliates	131	75.7	239	51.8
Purchased power – affiliates	283	98.3	527	92.0
Total fuel and purchased power expenses	$823		$1,565
In the third quarter 2022, total fuel and purchased power expenses were $1.7 billion compared to $0.9 billion for the corresponding period in 2021. For year-to-date 2022, total fuel and purchased power expenses were $3.7 billion compared to $2.1 billion for the corresponding period in 2021. The increases for the third quarter and year-to-date 2022 were primarily due to increases of $0.8 billion and $1.4 billion, respectively, related to the average cost of fuel

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
and purchased power and net increases of $30 million and $158 million, respectively, related to the volume of KWHs generated and purchased.
Fuel and purchased power energy transactions do not have a significant impact on earnings since these fuel expenses are generally offset by fuel revenues through Georgia Power's fuel cost recovery mechanism. See Note 2 to the financial statements under "Georgia Power – Fuel Cost Recovery" in Item 8 of the Form 10-K for additional information.
Details of Georgia Power's generation and purchased power were as follows:

	Third Quarter 2022	Third Quarter 2021	Year-To-Date 2022	Year-To-Date 2021
Total generation (in billions of KWHs)	15	16	45	46
Total purchased power (in billions of KWHs)	11	10	27	23
Sources of generation (percent) —
Gas	53	45	48	46
Nuclear	28	24	26	26
Coal	16	28	22	24
Hydro and other	3	3	4	4
Cost of fuel, generated (in cents per net KWH) —
Gas	6.10	3.28	4.99	2.84
Coal	4.73	2.73	3.84	2.89
Nuclear	0.75	0.83	0.76	0.80
Average cost of fuel, generated (in cents per net KWH)	4.32	2.51	3.56	2.30
Average cost of purchased power (in cents per net KWH)(*)	10.14	5.24	8.00	4.80
(*)Average cost of purchased power includes fuel purchased by Georgia Power for tolling agreements where power is generated by the provider.
Fuel
In the third quarter 2022, fuel expense was $841 million compared to $432 million for the corresponding period in 2021. The increase was primarily due to increases of 86.0% and 73.3% in the average cost per KWH generated by natural gas and coal, respectively, and an 11.1% increase in the volume of KWHs generated by natural gas, partially offset by a 44.2% decrease in the volume of KWHs generated by coal.
For year-to-date 2022, fuel expense was $1.89 billion compared to $1.09 billion for the corresponding period in 2021. The increase was primarily due to increases of 75.7% and 32.9% in the average cost per KWH generated by natural gas and coal, respectively, partially offset by a 9.1% decrease in the volume of KWHs generated by coal.
Purchased Power – Non-Affiliates
In the third quarter 2022, purchased power expense from non-affiliates was $304 million compared to $173 million for the corresponding period in 2021. For year-to-date 2022, purchased power expense from non-affiliates was $700 million compared to $461 million for the corresponding period in 2021. The increases for the third quarter and year-to-date 2022 were primarily due to increases of 50.5% and 39.4%, respectively, in the volume of KWHs purchased primarily due to less available Georgia Power-owned coal generation and increases of 53.1% and 31.6%, respectively, in the average cost per KWH purchased primarily due to higher natural gas and coal prices.
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

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Purchased Power – Affiliates
In the third quarter 2022, purchased power expense from affiliates was $571 million compared to $288 million for the corresponding period in 2021. For year-to-date 2022, purchased power expense from affiliates was $1.1 billion compared to $573 million for the corresponding period in 2021. The increases for the third quarter and year-to-date 2022 were primarily due to increases of 120.3% and 93.3%, respectively, in the average cost per KWH purchased primarily due to higher natural gas and coal prices.
Energy purchases from affiliates will vary depending on the demand and the availability and cost of generating resources at each company within the Southern Company system. These purchases are made in accordance with the IIC or other contractual agreements, all as approved by the FERC.
Other Operations and Maintenance Expenses

Third Quarter 2022 vs. Third Quarter 2021		Year-To-Date 2022 vs. Year-To-Date 2021
(change in millions)	(% change)	(change in millions)	(% change)
$51	9.4	$128	8.2
In the third quarter 2022, other operations and maintenance expenses were $595 million compared to $544 million for the corresponding period in 2021. The increase was primarily due to increases of $35 million in distribution expenses primarily associated with line maintenance, $10 million in generation expenses primarily related to non-outage maintenance costs, and $9 million in certain compensation and benefit expenses, partially offset by a decrease of $6 million related to unregulated power delivery construction and maintenance projects.
For year-to-date 2022, other operations and maintenance expenses were $1.69 billion compared to $1.56 billion for the corresponding period in 2021. The increase was primarily due to increases of $80 million in distribution expenses primarily associated with line maintenance, $37 million in generation expenses primarily related to non-outage maintenance costs, $20 million in certain compensation and benefit expenses, $11 million in legal and regulatory expenses, and $8 million in amortization of cloud software, partially offset by a net decrease of $19 million related to unregulated products and services and $17 million in gains from sales of integrated transmission system assets.
Depreciation and Amortization

Third Quarter 2022 vs. Third Quarter 2021		Year-To-Date 2022 vs. Year-To-Date 2021
(change in millions)	(% change)	(change in millions)	(% change)
$14	4.1	$41	4.0
In the third quarter 2022, depreciation and amortization was $359 million compared to $345 million for the corresponding period in 2021. For year-to-date 2022, depreciation and amortization was $1.07 billion compared to $1.03 billion for the corresponding period in 2021. The increases for the third quarter and year-to-date 2022 were primarily due to additional plant in service and increases of $3 million and $9 million, respectively, in amortization of regulatory assets related to CCR AROs under the terms of the 2019 ARP. See Note 2 to the financial statements in Item 8 of the Form 10-K under "Georgia Power – Rate Plans – 2019 ARP" for additional information on recovery of CCR AROs.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Taxes Other Than Income Taxes

Third Quarter 2022 vs. Third Quarter 2021		Year-To-Date 2022 vs. Year-To-Date 2021
(change in millions)	(% change)	(change in millions)	(% change)
$25	19.2	$55	15.1
In the third quarter 2022, taxes other than income taxes were $155 million compared to $130 million for the corresponding period in 2021. For year-to-date 2022, taxes other than income taxes were $420 million compared to $365 million for the corresponding period in 2021. The increases were primarily due to increases in municipal franchise fees resulting from higher retail revenues.
Estimated Loss on Plant Vogtle Units 3 and 4

Third Quarter 2022 vs. Third Quarter 2021		Year-To-Date 2022 vs. Year-To-Date 2021
(change in millions)	(% change)	(change in millions)	(% change)
$(334)	N/M	$(790)	N/M
Georgia Power recorded pre-tax charges (credits) to income for the estimated probable loss on Plant Vogtle Units 3 and 4 totaling $(70) million and $264 million in the third quarter 2022 and 2021, respectively, and $(18) million and $772 million for year-to-date 2022 and 2021, respectively. The charges (credits) reflect revisions to the total project capital cost forecast to complete construction and start-up of Plant Vogtle Units 3 and 4. See Note (B) to the Condensed Financial Statements herein and Note 2 to the financial statements in Item 8 of the Form 10-K under "Georgia Power – Nuclear Construction" for additional information.
Interest Expense, Net of Amounts Capitalized

Third Quarter 2022 vs. Third Quarter 2021		Year-To-Date 2022 vs. Year-To-Date 2021
(change in millions)	(% change)	(change in millions)	(% change)
$17	16.0	$32	10.2
In the third quarter 2022, interest expense, net of amounts capitalized was $123 million compared to $106 million for the corresponding period in 2021. For year-to-date 2022, interest expense, net of amounts capitalized was $347 million compared to $315 million for the corresponding period in 2021. The increases for the third quarter and year-to-date 2022 were primarily associated with increases of approximately $11 million and $23 million, respectively, related to higher average outstanding borrowings and $10 million and $12 million, respectively, related to higher interest rates. See FINANCIAL CONDITION AND LIQUIDITY – "Sources of Capital" and "Financing Activities" herein for additional information on borrowings.
Other Income (Expense), Net

Third Quarter 2022 vs. Third Quarter 2021		Year-To-Date 2022 vs. Year-To-Date 2021
(change in millions)	(% change)	(change in millions)	(% change)
$(6)	(14.3)	$16	12.9
For year-to-date 2022, other income (expense), net was $140 million compared to $124 million for the corresponding period in 2021. The increase was primarily due to an increase of $11 million in non-service cost-related retirement benefits income. See Note (H) to the Condensed Financial Statements herein for additional information on retirement benefits.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Income Taxes

Third Quarter 2022 vs. Third Quarter 2021		Year-To-Date 2022 vs. Year-To-Date 2021
(change in millions)	(% change)	(change in millions)	(% change)
$113	100.0	$340	N/M
In the third quarter 2022, income taxes were $226 million compared to $113 million for the corresponding period in 2021. For year-to-date 2022, income taxes were $421 million compared to $81 million for the corresponding period in 2021. The increases were primarily due to higher pre-tax earnings largely resulting from lower charges associated with the construction of Plant Vogtle Units 3 and 4. The year-to-date increase also reflects an adjustment in the second quarter 2022 related to a prior year state tax credit carryforward. See Note (B) to the Condensed Financial Statements herein and Note 2 to the financial statements in Item 8 of the Form 10-K under "Georgia Power – Nuclear Construction" and Note (G) to the Condensed Financial Statements herein for additional information.
Mississippi Power
Net Income

Third Quarter 2022 vs. Third Quarter 2021		Year-To-Date 2022 vs. Year-To-Date 2021
(change in millions)	(% change)	(change in millions)	(% change)
$12	24.0	$17	12.8
Mississippi Power's net income in the third quarter 2022 was $62 million compared to $50 million for the corresponding period in 2021. For year-to-date 2022, net income was $150 million compared to $133 million for the corresponding period in 2021. The increases were primarily due to an increase in revenues, partially offset by an increase in income taxes. The year-to-date 2022 increase was also partially offset by higher non-fuel operations and maintenance costs.
Retail Revenues

Third Quarter 2022 vs. Third Quarter 2021		Year-To-Date 2022 vs. Year-To-Date 2021
(change in millions)	(% change)	(change in millions)	(% change)
$2	0.8	$48	7.2
In the third quarter 2022, retail revenues were $250 million compared to $248 million for the corresponding period in 2021. For year-to-date 2022, retail revenues were $718 million compared to $670 million for the corresponding period in 2021.
Details of the changes in retail revenues were as follows:

	Third Quarter 2022		Year-To-Date 2022
	(in millions)	(% change)	(in millions)	(% change)
Retail – prior year	$248		$670
Estimated change resulting from –
Rates and pricing	4	1.6%	9	1.3%
Sales growth (decline)	—	—	3	0.5
Weather	3	1.2	10	1.5
Fuel and other cost recovery	(5)	(2.0)	26	3.9
Retail – current year	$250	0.8%	$718	7.2%

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Revenues associated with changes in rates and pricing increased in the third quarter and year-to-date 2022 when compared to the corresponding periods in 2021 primarily due to new PEP rates that became effective for the first billing cycle of April 2022, partially offset by a decrease in revenues associated with a tolling arrangement. See Note (B) to the Condensed Financial Statements under "Mississippi Power – Performance Evaluation Plan" herein for additional information.
Revenues attributable to changes in sales decreased in the third quarter 2022 when compared to the corresponding period in 2021. Revenues attributable to changes in sales increased for year-to-date 2022 when compared to the corresponding period in 2021. Weather-adjusted residential KWH sales decreased 3.3% and 1.2% in the third quarter and year-to-date 2022, respectively, when compared to the corresponding periods in 2021 due to a decrease in customer usage resulting from increased activity outside the home as customers return to pre-pandemic levels of activity. Weather-adjusted commercial KWH sales increased 0.3% and 1.3% in the third quarter and year-to-date 2022, respectively, when compared to the corresponding periods in 2021 due to customer growth. Industrial KWH sales increased 1.9% and 1.8% in the third quarter and year-to-date 2022, respectively, when compared to the corresponding periods in 2021 primarily due to increases in the petroleum, pipeline, and transportation sectors.
Fuel and other cost recovery revenues decreased in the third quarter 2022 when compared to the corresponding period in 2021 primarily as a result of lower recoverable fuel costs. Fuel and other cost recovery revenues increased for year-to-date 2022 when compared to the corresponding period in 2021 primarily as a result of higher recoverable fuel costs. Recoverable fuel costs include fuel and purchased power expenses reduced by the fuel portion of wholesale revenues from energy sold to customers outside Mississippi Power's service territory. Electric rates include provisions to adjust billings for fluctuations in fuel costs, including the energy component of purchased power costs. Under these provisions, fuel revenues generally equal fuel expenses, including the energy component of purchased power costs, and do not affect net income. See Note 2 to the financial statements in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements herein under "Mississippi Power" for additional information.
Wholesale Revenues – Non-Affiliates

Third Quarter 2022 vs. Third Quarter 2021		Year-To-Date 2022 vs. Year-To-Date 2021
(change in millions)	(% change)	(change in millions)	(% change)
$—	—	$13	7.3
For year-to-date 2022, wholesale revenues from sales to non-affiliates were $191 million compared to $178 million for the corresponding period in 2021. The increase was primarily due to higher fuel costs and an increase in base revenue from MRA customers primarily due to increased demand as a result of weather impacts in 2022.
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

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Wholesale Revenues – Affiliates

Third Quarter 2022 vs. Third Quarter 2021		Year-To-Date 2022 vs. Year-To-Date 2021
(change in millions)	(% change)	(change in millions)	(% change)
$125	N/M	$216	N/M
In the third quarter 2022, wholesale revenues from sales to affiliates were $187 million compared to $62 million for the corresponding period in 2021. For year-to-date 2022, wholesale revenues from sales to affiliates were $336 million compared to $120 million for the corresponding period in 2021. The increases were primarily due to increases of $111 million and $197 million, respectively, associated with higher fuel prices, primarily for natural gas, and $14 million and $19 million, respectively, associated with higher KWH sales due to lower cost available Mississippi Power resources as compared to the available affiliate company generation.
Wholesale revenues from sales to affiliated companies will vary depending on demand and the availability and cost of generating resources at each company. These affiliate sales are made in accordance with the IIC, as approved by the FERC. These transactions do not have a significant impact on earnings since this energy is generally sold at marginal cost.
Other Revenues

Third Quarter 2022 vs. Third Quarter 2021		Year-To-Date 2022 vs. Year-To-Date 2021
(change in millions)	(% change)	(change in millions)	(% change)
$5	62.5	$14	70.0
In the third quarter 2022, other revenues were $13 million compared to $8 million for the corresponding period in 2021. For year-to-date 2022, other revenues were $34 million compared to $20 million for the corresponding period in 2021. The increases for the third quarter and year-to-date 2022 were primarily due to increases of $5 million and $10 million, respectively, in unregulated sales associated with power delivery construction and maintenance projects.
Fuel and Purchased Power Expenses

	Third Quarter 2022 vs. Third Quarter 2021		Year-to-Date 2022 vs. Year-to-Date 2021
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$103	74.2	$235	71.1
Purchased power	14	250.0	15	70.6
Total fuel and purchased power expenses	$117		$250
In the third quarter 2022, total fuel and purchased power expenses were $262 million compared to $145 million for the corresponding period in 2021. The increase was due to a $106 million increase related to the average cost of fuel and purchased power and an $11 million increase related to the volume of KWHs generated and purchased.
For year-to-date 2022, total fuel and purchased power expenses were $601 million compared to $351 million for the corresponding period in 2021. The increase was primarily due to a $233 million increase related to the average cost of fuel and purchased power and a $17 million increase related to the volume of KWHs generated.
Fuel and purchased power energy transactions do not have a significant impact on earnings since energy expenses are generally offset by energy revenues through Mississippi Power's fuel cost recovery clause.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Details of Mississippi Power's generation and purchased power were as follows:

	Third Quarter 2022	Third Quarter 2021	Year-To-Date 2022	Year-To-Date 2021
Total generation (in millions of KWHs)	5,093	4,878	13,650	13,016
Total purchased power (in millions of KWHs)	241	124	527	562
Sources of generation (percent) –
Gas	89	93	89	91
Coal	11	7	11	9
Cost of fuel, generated (in cents per net KWH) –
Gas	5.10	2.99	4.43	2.66
Coal	4.50	3.16	4.12	3.13
Average cost of fuel, generated (in cents per net KWH)	5.02	3.00	4.40	2.70
Average cost of purchased power (in cents per net KWH)	8.15	4.51	6.83	3.78
Fuel
In the third quarter 2022, fuel expense was $242 million compared to $139 million for the corresponding period in 2021. The increase was due to a 70.6% increase in the average cost of natural gas per KWH generated, a 42.4% increase in the average cost of coal per KWHs generated, and a 61.3% increase in the volume of KWHs generated by coal.
For year-to-date 2022, fuel expense was $565 million compared to $330 million for the corresponding period in 2021. The increase was due to a 66.5% increase in the average cost of natural gas per KWH generated, a 31.6% increase in the average cost of coal per KWHs generated, a 30.2% increase in the volume of KWHs generated by coal, and a 2.4% increase in the volume of KWHs generated by natural gas.
Purchased Power
In the third quarter 2022, purchased power expense was $20 million compared to $6 million for the corresponding period in 2021. The increase was due to a 93.6% increase in the volume of KWHs purchased and an 80.7% increase in the average cost per KWH purchased.
For year-to-date 2022, purchased power expense was $36 million compared to $21 million for the corresponding period in 2021. The increase was primarily due to an 80.6% increase in the average cost per KWH purchased, partially offset by a 6.3% decrease in the volume of KWHs purchased.
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

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Other Operations and Maintenance Expenses

Third Quarter 2022 vs. Third Quarter 2021		Year-To-Date 2022 vs. Year-To-Date 2021
(change in millions)	(% change)	(change in millions)	(% change)
$1	1.2	$22	9.6
For year-to-date 2022, other operations and maintenance expenses were $252 million compared to $230 million for the corresponding period in 2021. The increase was primarily due to increases of $9 million related to unregulated power delivery construction and maintenance projects, $6 million associated with storm reserve accruals, $4 million in transmission and distribution line maintenance, and $4 million in sales and use taxes associated with the Kemper County energy facility. See Note 2 to the financial statements under "Mississippi Power – System Restoration Rider" in Item 8 of the Form 10-K and Note (C) to the Condensed Financial Statements under "Other Matters – Mississippi Power" herein for additional information.
Income Taxes

Third Quarter 2022 vs. Third Quarter 2021		Year-To-Date 2022 vs. Year-To-Date 2021
(change in millions)	(% change)	(change in millions)	(% change)
$7	70.0	$16	72.7
In the third quarter 2022, income taxes were $17 million compared to $10 million for the corresponding period in 2021. For year-to-date 2022, income taxes were $38 million compared to $22 million for the corresponding period in 2021. The third quarter and year-to-date 2022 increases primarily relate to a reduction of $3 million and $8 million, respectively, in the flowback of excess deferred income taxes associated with new PEP rates that became effective in April 2022, as well as increases of $4 million and $8 million, respectively, due to higher pre-tax earnings. See Note (G) to the Condensed Financial Statements herein for additional information.
Southern Power
Net Income Attributable to Southern Power

Third Quarter 2022 vs. Third Quarter 2021		Year-To-Date 2022 vs. Year-To-Date 2021
(change in millions)	(% change)	(change in millions)	(% change)
$17	21.8	$54	25.6
Net income attributable to Southern Power in the third quarter 2022 was $95 million compared to $78 million for the corresponding period in 2021. Net income attributable to Southern Power for year-to-date 2022 was $265 million compared to $211 million for the corresponding period in 2021. The increases were primarily due to higher revenues driven by higher market prices of energy, partially offset by higher other operations and maintenance expenses. Also contributing to the year-to-date 2022 increase were higher revenues from new natural gas PPAs and higher income associated with tax equity partnerships. The year-to-date 2022 increase was partially offset by gains from contributions of wind turbine equipment to various equity method investments in the first quarter 2021 and a tax benefit due to a change in state apportionment methodology resulting from tax legislation enacted by the State of Alabama in the first quarter 2021.
See Note 15 to the financial statements under "Southern Power – Development Projects" in Item 8 of the Form 10-K for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Operating Revenues

Third Quarter 2022 vs. Third Quarter 2021		Year-To-Date 2022 vs. Year-To-Date 2021
(change in millions)	(% change)	(change in millions)	(% change)
$501	73.8	$1,008	62.6
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
Operating Revenues Details
Details of Southern Power's operating revenues were as follows:

	Third Quarter 2022	Third Quarter 2021	Year-To-Date 2022	Year-To-Date 2021
	(in millions)
PPA capacity revenues	$131	$118	$344	$311
PPA energy revenues	736	413	1,657	954
Total PPA revenues	867	531	2,001	1,265
Non-PPA revenues	304	139	590	327
Other revenues	9	9	27	18
Total operating revenues	$1,180	$679	$2,618	$1,610

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
In the third quarter 2022, total operating revenues were $1.2 billion, reflecting a $501 million, or 74%, increase from the corresponding period in 2021. The increase in operating revenues was primarily due to the following:
•PPA capacity revenues increased $13 million, or 11%, primarily due to increased capacity sales under existing natural gas PPAs.
•PPA energy revenues increased $323 million, or 78%, primarily due to a $333 million increase in sales under existing natural gas PPAs resulting from a $287 million increase in the price of fuel and purchased power and a $45 million increase in the volume of KWHs sold.
•Non-PPA revenues increased $165 million, or 119%, due to a $172 million increase in the market price of energy, partially offset by a $7 million decrease in the volume of KWHs sold through short-term sales.
For year-to-date 2022, total operating revenues were $2.6 billion, reflecting a $1.0 billion, or 63%, increase from the corresponding period in 2021. The increase in operating revenues was primarily due to the following:
•PPA capacity revenues increased $33 million, or 11%, primarily due to new natural gas PPAs and increased capacity sales under existing natural gas PPAs, partially offset by the contractual expiration of natural gas PPAs.
•PPA energy revenues increased $703 million, or 74%, primarily due to a $540 million increase in sales under existing natural gas PPAs resulting from a $442 million increase in the price of fuel and purchased power and a $98 million increase in the volume of KWHs sold. Also contributing to the increase was a $186 million increase in sales associated with new natural gas PPAs, partially offset by a $17 million decrease due to the contractual expiration of natural gas PPAs.
•Non-PPA revenues increased $263 million, or 80%, due to a $299 million increase in the market price of energy, partially offset by a $35 million decrease in the volume of KWHs sold through short-term sales.
Fuel and Purchased Power Expenses
Details of Southern Power's generation and purchased power were as follows:

	Third Quarter 2022	Third Quarter 2021	Year-To-Date 2022	Year-To-Date 2021
	(in billions of KWHs)
Generation	12.8	12.1	36.7	31.8
Purchased power	1.2	0.8	2.3	2.0
Total generation and purchased power	14.0	12.9	39.0	33.8

Total generation and purchased power (excluding solar, wind, fuel cells, and tolling agreements)	8.8	7.7	23.2	20.2
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

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Details of Southern Power's fuel and purchased power expenses were as follows:

	Third Quarter 2022 vs. Third Quarter 2021		Year-to-Date 2022 vs. Year-to-Date 2021
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$346	133.6	$734	135.9
Purchased power	103	251.2	147	170.9
Total fuel and purchased power expenses	$449		$881
In the third quarter 2022, total fuel and purchased power expenses increased $449 million, or 150%, compared to the corresponding period in 2021. Fuel expense increased $346 million due to a $323 million increase associated with the average cost of fuel and a $23 million increase associated with the volume of KWHs generated. Purchased power expense increased $103 million due to a $79 million increase associated with the average cost of purchased power and a $24 million increase associated with the volume of KWHs purchased.
For year-to-date 2022, total fuel and purchased power expenses increased $881 million, or 141%, compared to the corresponding period in 2021. Fuel expense increased $734 million due to a $651 million increase associated with the average cost of fuel and an $83 million increase associated with the volume of KWHs generated. Purchased power expense increased $147 million due to a $134 million increase associated with the average cost of purchased power and a $13 million increase associated with the volume of KWHs purchased.
Other Operations and Maintenance Expenses

Third Quarter 2022 vs. Third Quarter 2021		Year-To-Date 2022 vs. Year-To-Date 2021
(change in millions)	(% change)	(change in millions)	(% change)
$19	20.1	$23	7.4
In the third quarter 2022, other operations and maintenance expenses were $113 million compared to $94 million for the corresponding period in 2021. For year-to-date 2022, other operations and maintenance expenses were $331 million compared to $308 million for the corresponding period in 2021. The increases for the third quarter and year-to-date 2022 were primarily due to increases of $11 million and $13 million, respectively, related to the timing of non-outage generation maintenance expenses. Also contributing to the year-to-date 2022 increase was an increase of $11 million in transmission expenses to serve new natural gas PPAs, partially offset by $6 million related to the allocation in 2021 of uncollected settlements by the Energy Reliability Council of Texas market as a result of Winter Storm Uri.
Loss on Sales-Type Lease

Third Quarter 2022 vs. Third Quarter 2021		Year-To-Date 2022 vs. Year-To-Date 2021
(change in millions)	(% change)	(change in millions)	(% change)
$(15)	(100.0)	$(14)	(93.4)
In the third quarter 2021, a $15 million loss on sales-type lease was recorded upon commencement of the Garland battery energy storage facility PPA, $10 million of which was allocated through noncontrolling interests to Southern Power's partners in the project. See Notes 9 and 15 to the financial statements under "Lessor" and "Southern Power," respectively, in Item 8 of the Form 10-K for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Gain on Dispositions, Net

Third Quarter 2022 vs. Third Quarter 2021		Year-To-Date 2022 vs. Year-To-Date 2021
(change in millions)	(% change)	(change in millions)	(% change)
$—	N/M	$(37)	(94.9)
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
Income Taxes (Benefit)

Third Quarter 2022 vs. Third Quarter 2021		Year-To-Date 2022 vs. Year-To-Date 2021
(change in millions)	(% change)	(change in millions)	(% change)
$27	N/M	$52	N/M
In the third quarter 2022, income tax expense was $36 million compared to $9 million for the corresponding period in 2021. The change was primarily due to higher pre-tax earnings, partially offset by higher wind PTCs.
For year-to-date 2022, income tax expense was $49 million compared to a benefit of $3 million for the corresponding period in 2021. The change was primarily due to higher pre-tax earnings for year-to-date 2022 and a change in state apportionment methodology resulting from tax legislation enacted by the State of Alabama in the first quarter 2021, partially offset by higher wind PTCs for year-to-date 2022.
Net Income (Loss) Attributable to Noncontrolling Interests

Third Quarter 2022 vs. Third Quarter 2021		Year-To-Date 2022 vs. Year-To-Date 2021
(change in millions)	(% change)	(change in millions)	(% change)
$7	N/M	$(28)	N/M
In the third quarter 2022, net income attributable to noncontrolling interests was $12 million compared to $5 million for the corresponding period in 2021. The increase was primarily due to lower HLBV loss allocations to tax equity partners, including loss allocation impacts associated with the Garland battery energy storage facility being placed in service in the third quarter 2021, and higher income allocations to equity partners.
For year-to-date 2022, net loss attributable to noncontrolling interests was $55 million compared to $27 million for the corresponding period in 2021. The increased loss was primarily due to higher HLBV loss allocations to tax equity partners, partially offset by loss allocation impacts associated with the Garland battery energy storage facility being placed in service in the third quarter 2021 and higher income allocations to equity partners.
See Notes 9 and 15 to the financial statements under "Lessor" and "Southern Power," respectively, in Item 8 of the Form 10-K for additional information.
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
Net Income

Third Quarter 2022 vs. Third Quarter 2021		Year-To-Date 2022 vs. Year-To-Date 2021
(change in millions)	(% change)	(change in millions)	(% change)
$27	48.2	$127	32.6
In the third quarter 2022, net income was $83 million compared to $56 million for the corresponding period in 2021. Net income increased $14 million at gas distribution operations primarily due to base rate increases and continued investment in infrastructure replacement and $14 million at gas pipeline investments primarily as a result of higher earnings at SNG and lower income taxes related to the PennEast Pipeline project. The third quarter 2021 results also included a $93 million after-tax gain and $85 million of additional tax expense as a result of the July 1, 2021 sale of Sequent.
For year-to-date 2022, net income was $516 million compared to $389 million for the corresponding period in 2021. Net income increased $73 million at gas pipeline investments primarily as a result of a 2021 impairment charge related to the PennEast Pipeline project and $57 million at gas distribution operations primarily due to base rate increases and continued investment in infrastructure replacement. The year-to-date 2021 results also included $108 million of net income from Sequent, including the $93 million after-tax gain, and $85 million of additional tax expense as a result of the July 1, 2021 sale of Sequent.
See Notes 2, 7, and 15 to the financial statements under "Southern Company Gas" in Item 8 of the Form 10-K for additional information.
Natural Gas Revenues, including Alternative Revenue Programs

Third Quarter 2022 vs. Third Quarter 2021		Year-To-Date 2022 vs. Year-To-Date 2021
(change in millions)	(% change)	(change in millions)	(% change)
$234	37.6	$1,004	33.5
In the third quarter 2022, natural gas revenues, including alternative revenue programs, were $857 million compared to $623 million for the corresponding period in 2021. For year-to-date 2022, natural gas revenues, including alternative revenue programs, were $4.0 billion compared to $3.0 billion for the corresponding period in 2021.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Details of the changes in natural gas revenues, including alternative revenue programs, were as follows:

	Third Quarter 2022		Year-To-Date 2022
	(in millions)	(% change)	(in millions)	(% change)
Natural gas revenues – prior year	$623		$2,994
Estimated change resulting from –
Infrastructure replacement programs and base rate changes	54	8.7%	186	6.2%
Gas costs and other cost recovery	172	27.6	955	31.9
Gas marketing services	1	0.2	14	0.5
Wholesale gas services	—	—	(187)	(6.2)
Other	7	1.1	36	1.1
Natural gas revenues – current year	$857	37.6%	$3,998	33.5%
Revenues from infrastructure replacement programs and base rate changes increased in the third quarter and year-to-date 2022 compared to the corresponding periods in 2021 primarily due to rate increases at Nicor Gas, Atlanta Gas Light, and Chattanooga Gas and continued investment in infrastructure replacement. See Note 2 to the financial statements under "Southern Company Gas – Rate Proceedings" in Item 8 of the Form 10-K for additional information.
Revenues associated with gas costs and other cost recovery increased in the third quarter and year-to-date 2022 compared to the corresponding periods in 2021 primarily due to higher natural gas cost recovery. See "Cost of Natural Gas" herein for additional information. Revenue impacts from weather and customer growth are described further below.
Revenues from gas marketing services increased for year-to-date 2022 compared to the corresponding period in 2021 due to higher commodity prices and higher sales to commercial customers.
The changes in year-to-date 2022 revenues related to wholesale gas services were due to the sale of Sequent on July 1, 2021. See Note 15 to the financial statements under "Southern Company Gas" in Item 8 of the Form 10-K for additional information.
Southern Company Gas' natural gas distribution utilities have various regulatory mechanisms that limit their exposure to weather changes. Southern Company Gas also uses hedges for the majority of any remaining exposure to warmer-than-normal weather in Illinois for gas distribution operations and in Illinois and Georgia for gas marketing services; therefore, weather typically does not have a significant net income impact. The following table presents Heating Degree Days information for Illinois and Georgia, the primary locations where Southern Company Gas' operations are impacted by weather.

	Third Quarter			2022 vs. normal	2022 vs. 2021	Year-to-Date			2022 vs. normal	2022 vs. 2021
	Normal(*)	2022	2021	colder (warmer)	colder (warmer)	Normal(*)	2022	2021	colder (warmer)	colder (warmer)
	(in thousands)					(in thousands)
Illinois	42	56	14	33.3%	300.0%	3,686	3,683	3,594	(0.1)%	2.5%
Georgia	3	—	3	—%	—%	1,431	1,361	1,396	(4.9)%	(2.5)%
(*)Normal represents the 10-year average from January 1, 2012 through September 30, 2021 for Illinois at Chicago Midway International Airport and for Georgia at Atlanta Hartsfield-Jackson International Airport, based on information obtained from the National Oceanic and Atmospheric Administration, National Climatic Data Center.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
The following table provides the number of customers served by Southern Company Gas at September 30, 2022 and 2021:

	September 30,
	2022	2021	2022 vs. 2021
	(in thousands, except market share %)		(% change)
Gas distribution operations	4,300	4,283	0.4%
Gas marketing services
Energy customers(*)	598	603	(0.8)%
Market share of energy customers in Georgia	28.3%	28.9%
(*)Gas marketing services' customers are primarily located in Georgia and Illinois.
Southern Company Gas anticipates customer growth and uses a variety of targeted marketing programs to attract new customers and to retain existing customers.
Cost of Natural Gas

Third Quarter 2022 vs. Third Quarter 2021		Year-To-Date 2022 vs. Year-To-Date 2021
(change in millions)	(% change)	(change in millions)	(% change)
$165	N/M	$897	95.1
Excluding Atlanta Gas Light, which does not sell natural gas to end-use customers, natural gas distribution rates include provisions to adjust billings for fluctuations in natural gas costs. Therefore, gas costs recovered through natural gas revenues generally equal the amount expensed in cost of natural gas and do not affect net income from gas distribution operations. Cost of natural gas at gas distribution operations represented 78% and 87% of the total cost of natural gas in the third quarter and year-to-date 2022, respectively. See MANAGEMENT'S DISCUSSION AND ANALYSIS – RESULTS OF OPERATIONS – "Southern Company Gas – Cost of Natural Gas" in Item 7 of the Form 10-K and "Natural Gas Revenues, including Alternative Revenue Programs" herein for additional information.
In the third quarter 2022, cost of natural gas was $294 million compared to $129 million for the corresponding period in 2021. For year-to-date 2022, cost of natural gas was $1.8 billion compared to $943 million for the corresponding period in 2021. The increases reflect higher gas cost recovery as a result of increases of 104% and 113% in natural gas prices in the third quarter and year-to-date 2022, respectively, compared to the corresponding periods in 2021.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
The following table details the volumes of natural gas sold during all periods presented.

	Third Quarter		2022 vs. 2021	Year-to-Date		2022 vs. 2021
	2022	2021		2022	2021
Gas distribution operations (mmBtu in millions)
Firm	70	74	(5.4)%	485	465	4.3%
Interruptible	22	23	(4.3)	69	73	(5.5)
Total	92	97	(5.2)%	554	538	3.0%
Gas marketing services (mmBtu in millions)
Firm:
Georgia	3	3	—%	24	26	(7.7)%
Illinois	—	—	—	4	5	(20.0)
Other	2	2	—	8	10	(20.0)
Interruptible large commercial and industrial	3	3	—	11	10	10.0
Total	8	8	—%	47	51	(7.8)%
Other Operations and Maintenance Expenses

Third Quarter 2022 vs. Third Quarter 2021		Year-To-Date 2022 vs. Year-To-Date 2021
(change in millions)	(% change)	(change in millions)	(% change)
$14	5.9	$53	6.8
In the third quarter 2022, other operations and maintenance expenses were $252 million compared to $238 million for the corresponding period in 2021. The increase was primarily due to higher compensation and benefit expenses and higher expenses passed through directly to customers primarily related to bad debt at gas distribution operations.
For year-to-date 2022, other operations and maintenance expenses were $829 million compared to $776 million for the corresponding period in 2021. Excluding $53 million of expenses related to Sequent for year-to-date 2021, other operations and maintenance expenses increased approximately $106 million. The increase was primarily due to increases of $47 million in compensation and benefit expenses, $30 million in expenses passed through directly to customers primarily related to bad debt at gas distribution operations, $18 million in customer accounts expenses, and $15 million in technology-related costs.
Depreciation and Amortization

Third Quarter 2022 vs. Third Quarter 2021		Year-To-Date 2022 vs. Year-To-Date 2021
(change in millions)	(% change)	(change in millions)	(% change)
$7	5.3	$18	4.5
In the third quarter 2022, depreciation and amortization was $140 million compared to $133 million for the corresponding period in 2021. For year-to-date 2022, depreciation and amortization was $414 million compared to $396 million for the corresponding period in 2021. The increases were primarily due to continued infrastructure investments at the natural gas distribution utilities.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Taxes Other Than Income Taxes

Third Quarter 2022 vs. Third Quarter 2021		Year-To-Date 2022 vs. Year-To-Date 2021
(change in millions)	(% change)	(change in millions)	(% change)
$9	25.0	$42	25.3
In the third quarter 2022, taxes other than income taxes were $45 million compared to $36 million for the corresponding period in 2021. For year-to-date 2022, taxes other than income taxes were $208 million compared to $166 million for the corresponding period in 2021. The increases primarily reflect an increase in revenue tax expenses as a result of higher natural gas revenues and an increase in invested capital tax expense at Nicor Gas. Revenue tax expenses are passed through directly to customers and have no impact on net income.
Gain on Dispositions, Net

Third Quarter 2022 vs. Third Quarter 2021		Year-To-Date 2022 vs. Year-To-Date 2021
(change in millions)	(% change)	(change in millions)	(% change)
$(121)	(100.0)	$(122)	(96.1)
The sale of Sequent in the third quarter 2021 resulted in a gain on dispositions, net of $121 million. See Note 15 to the financial statements under "Southern Company Gas" in Item 8 of the Form 10-K for additional information.
Earnings from Equity Method Investments

Third Quarter 2022 vs. Third Quarter 2021		Year-To-Date 2022 vs. Year-To-Date 2021
(change in millions)	(% change)	(change in millions)	(% change)
$9	36.0	$91	N/M
In the third quarter 2022, earnings from equity method investments were $34 million compared to $25 million for the corresponding period in 2021. The increase was primarily due to higher earnings at SNG resulting from higher revenues primarily due to increased demand.
For year-to-date 2022, earnings from equity method investments were $105 million compared to $14 million for the corresponding period in 2021. The increase was primarily due to pre-tax impairment charges totaling $84 million in 2021 related to the PennEast Pipeline project and higher earnings at SNG resulting from higher revenues primarily due to increased demand.
See Note 7 to the financial statements under "Southern Company Gas" in Item 8 of the Form 10-K and Note (E) to the Condensed Financial Statements herein under "Southern Company Gas" for additional information.
Other Income (Expense), Net

Third Quarter 2022 vs. Third Quarter 2021		Year-To-Date 2022 vs. Year-To-Date 2021
(change in millions)	(% change)	(change in millions)	(% change)
$2	15.4	$113	N/M
For year-to-date 2022, other income (expense), net was $47 million of income compared to $66 million of expense for the corresponding period in 2021. The change was largely due to charitable contributions totaling $101 million during the first and second quarters of 2021 and an increase of $12 million at gas distribution operations primarily related to an increase in non-service cost-related retirement benefits income. See Note (H) to the Condensed Financial Statements herein for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Income Taxes

Third Quarter 2022 vs. Third Quarter 2021		Year-To-Date 2022 vs. Year-To-Date 2021
(change in millions)	(% change)	(change in millions)	(% change)
$(106)	(79.7)	$(63)	(28.1)
In the third quarter 2022, income taxes were $27 million compared to $133 million for the corresponding period in 2021. For year-to-date 2022, income taxes were $161 million compared to $224 million for the corresponding period in 2021. The decreases were primarily the result of $113 million in additional tax expense in the third quarter 2021 as a result of the sale of Sequent. Partially offsetting the third quarter 2022 decrease was an increase of $9 million in income tax expense at gas distribution operations primarily as a result of higher pre-tax earnings. The year-to-date 2022 decrease was partially offset by increases in income tax expense of $25 million at gas distribution operations primarily as a result of higher pre-tax earnings and $20 million at gas pipeline investments primarily from $18 million of tax benefits resulting from the impairment charge in the second quarter 2021 related to the PennEast Pipeline project. See Notes 7 and 15 to the financial statements under "Southern Company Gas" in Item 8 of the Form 10-K for additional information.
Segment Information
Operating revenues, operating expenses, and net income (loss) for each segment are provided in the table below. See Note (L) to the Condensed Financial Statements under "Southern Company Gas" herein for additional information.

	2022			2021
	Operating Revenues	Operating Expenses	Net Income (Loss)	Operating Revenues	Operating Expenses	Net Income (Loss)
	(in millions)			(in millions)
Third Quarter
Gas distribution operations	$751	$629	$59	$556	$459	$45
Gas pipeline investments	8	3	24	8	3	10
Wholesale gas services(*)	—	—	—	—	(120)	94
Gas marketing services	85	87	(2)	52	52	(2)
All other	16	12	2	11	25	(91)
Intercompany eliminations	(3)	—	—	(4)	(4)	—
Consolidated	$857	$731	$83	$623	$415	$56

Year-to-Date
Gas distribution operations	$3,533	$2,922	$365	$2,466	$1,936	$308
Gas pipeline investments	24	8	76	24	9	3
Wholesale gas services(*)	—	—	—	188	(53)	108
Gas marketing services	420	327	65	311	226	60
All other	43	48	10	29	60	(90)
Intercompany eliminations	(22)	(19)	—	(24)	(24)	—
Consolidated	$3,998	$3,286	$516	$2,994	$2,154	$389
(*)As a result of the sale of Sequent, wholesale gas services is no longer a reportable segment for the third quarter and year-to-date 2022. See Note 15 to the financial statements under "Southern Company Gas" in Item 8 of the Form 10-K for additional information.
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
In the third quarter and year-to-date 2022, net income increased $14 million, or 31.1%, and $57 million, or 18.5%, respectively, when compared to the corresponding periods in 2021, as described further below:
•Operating revenues increased $195 million and $1.07 billion, respectively, when compared to the corresponding periods in 2021 primarily due to higher gas cost recovery, rate increases, and continued investment in infrastructure replacement. Gas costs recovered through natural gas revenues generally equal the amount expensed in cost of natural gas.
•Operating expenses increased $170 million and $986 million, respectively, when compared to the corresponding periods in 2021 primarily due to increases of $129 million and $802 million, respectively, in the cost of gas as a result of higher natural gas prices compared to 2021, higher compensation and benefit expenses, and higher depreciation resulting from additional assets placed in service. The increase in operating expenses also includes higher costs passed through directly to customers, primarily related to bad debt expenses and revenue taxes.
•Other income and (expense) increased $3 million and $12 million, respectively, when compared to the corresponding periods in 2021, primarily due to an increase in non-service cost-related retirement benefits income. See Note (H) to the Condensed Financial Statements herein for additional information.
•Interest expense, net of amounts capitalized increased $5 million and $11 million, respectively, when compared to the corresponding periods in 2021 primarily due to additional debt issued to finance continued investments. See FINANCIAL CONDITION AND LIQUIDITY – "Sources of Capital" and "Financing Activities" herein for additional information on borrowings.
•Income taxes increased $9 million and $25 million, respectively, when compared to the corresponding periods in 2021 primarily due to higher pre-tax earnings.
Gas Pipeline Investments
Gas pipeline investments consists primarily of joint ventures in natural gas pipeline investments including SNG, Dalton Pipeline, and PennEast Pipeline. See Note (E) to the Condensed Financial Statements under "Southern Company Gas" herein for additional information.
In the third quarter 2022, net income increased $14 million when compared to the corresponding period in 2021 primarily due to higher earnings at SNG resulting from higher revenues primarily due to increased demand and lower income taxes related to the PennEast Pipeline project.
For year-to-date 2022, net income increased $73 million when compared to the corresponding period in 2021 primarily due to pre-tax impairment charges totaling $84 million ($67 million after tax) in 2021 related to the equity method investment in the PennEast Pipeline project and higher earnings at SNG resulting from higher revenues primarily due to increased demand. See Note 7 to the financial statements under "Southern Company Gas" in Item 8 of the Form 10-K for additional information.

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
In the third quarter 2022, net income was flat when compared to the corresponding period in 2021 primarily due to an increase of $35 million in operating expenses primarily due to higher cost of gas, largely offset by a related increase of $33 million in operating revenues.
For year-to-date 2022, net income increased $5 million, or 8.3%, when compared to the corresponding period in 2021 primarily due to a $109 million increase in operating revenues as a result of higher commodity prices and higher sales to commercial customers, partially offset by a $101 million increase in operating expenses primarily due to $95 million in higher cost of natural gas and an increase of $4 million in income taxes as a result of higher pre-tax earnings.
All Other
All other includes natural gas storage businesses, a renewable natural gas business, AGL Services Company, and Southern Company Gas Capital, as well as various corporate operating expenses that are not allocated to the reportable segments and interest income (expense) associated with affiliate financing arrangements. See Note (K) to the Condensed Financial Statements under "Southern Company Gas" herein for information regarding agreements by certain affiliates of Southern Company Gas to sell two natural gas storage facilities.
In the third quarter 2022, net income increased $93 million when compared to the corresponding period in 2021. The change primarily relates to additional tax expense as a result of the sale of Sequent in 2021 and a decrease of $13 million in operating expenses related to lower depreciation in 2022 and transaction costs in 2021 related to the sale of Sequent.
For year-to-date 2022, net income increased $100 million when compared to the corresponding period in 2021. The change primarily relates to additional tax expense as a result of the sale of Sequent in 2021 and an increase in operating revenues of $14 million primarily related to higher demand fees and favorable hedge gains at the natural gas storage businesses, higher sales from the renewable natural gas business, and lower depreciation in 2022.
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

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Global and U.S. economic conditions have been significantly affected by a series of demand and supply shocks that caused a global and national economic recession in 2020. The drivers, speed, and depth of the 2020 economic contraction were unprecedented and continue to reduce energy demand across the Southern Company system's service territory, primarily in the commercial class. Retail electric revenues attributable to changes in sales increased in the first nine months of 2022 when compared to the corresponding period in 2021 primarily due to the normalization of economic activity; however, total retail electric sales for the Southern Company system continued to be negatively impacted by the COVID-19 pandemic when compared to pre-pandemic trends. Most prominently, the COVID-19 pandemic has negatively impacted global supply chains and business operations as suppliers continue to experience difficulties keeping up with strong demand for factory goods, which is being driven by low business inventories. In addition, rising inflation in 2021 and 2022 has resulted in increasing costs for many goods and services. As a result of persistently high inflation, interest rates have been on the rise and are expected to continue rising in the near term, which has impacted, and may continue to impact, the Registrants' borrowing costs. Based on these factors, the probability of the U.S. economy falling into a recession has heightened. The impacts of new COVID-19 variants, responses to the COVID-19 pandemic by both customers and governments, ongoing geopolitical threats, such as the escalation of the Russia-Ukraine war, and the potential of future COVID-19-related lockdowns in Asia or elsewhere could further disrupt global supply chains and increase the severity of a possible economic downturn in the Southern Company system's service territory. See RESULTS OF OPERATIONS herein for information on COVID-19-related impacts on energy demand in the Southern Company system's service territory during the first nine months of 2022.
The level of future earnings for Southern Power's competitive wholesale electric business depends on numerous factors including the parameters of the wholesale market and the efficient operation of its wholesale generating assets; Southern Power's ability to execute its growth strategy through the development or acquisition of renewable facilities and other energy projects while containing costs; regulatory matters; customer creditworthiness; total electric generating capacity available in Southern Power's market areas; Southern Power's ability to successfully remarket capacity as current contracts expire; renewable portfolio standards; availability of federal and state ITCs and PTCs, which could be impacted by future tax legislation; transmission constraints; cost of generation from units within the Southern Company power pool; and operational limitations. See "Income Tax Matters" herein for additional information on recent tax legislation expanding the availability of federal ITCs and PTCs.
The level of future earnings for Southern Company Gas' primary business of distributing natural gas and its complementary businesses in the gas pipeline investments and gas marketing services sectors depends on numerous factors. These factors include the natural gas distribution utilities' ability to maintain constructive regulatory environments that allow for the timely recovery of prudently-incurred costs, including those related to projected long-term demand growth, safety, system reliability and resiliency, natural gas, and capital expenditures, including expanding and improving the natural gas distribution systems; the completion and subsequent operation of ongoing infrastructure and other construction projects; customer creditworthiness; and certain policies to limit the use of natural gas, such as the potential across certain parts of the U.S. for state or municipal bans on the use of natural gas. The volatility of natural gas prices has an impact on Southern Company Gas' customer rates, its long-term competitive position against other energy sources, and the ability of Southern Company Gas' gas marketing services business to capture value from locational and seasonal spreads. Additionally, changes in commodity prices, primarily driven by tight gas supplies, geopolitical events, and diminished gas production, subject a portion of Southern Company Gas' operations to earnings variability and have recently resulted in higher natural gas prices. Additional economic factors may contribute to this environment. The demand for natural gas may increase, which may cause natural gas prices to rise and drive higher volatility in the natural gas markets on a longer-term basis. Alternatively, a significant drop in oil and natural gas prices could lead to a consolidation of natural gas producers or reduced levels of natural gas production.
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
Environmental Matters
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters" in Item 7 and Note 3 to the financial statements under "Environmental Remediation" in Item 8 of the Form 10-K, as well as Note (C) to the Condensed Financial Statements under "General Litigation Matters" and "Environmental Remediation" herein, for additional information.
Environmental Laws and Regulations
Air Quality
On August 30, 2022, the EPA found that 15 states, including Alabama and Mississippi, failed to submit regional haze state implementation plans for the second 10-year planning period (2018 through 2028) by July 31, 2021. The finding of failure to submit establishes a two-year deadline for the EPA to promulgate a Federal Implementation Plan (FIP) to address these requirements for each applicable state unless, before the EPA promulgates a FIP, the state submits, and the EPA approves, a state implementation plan that meets the requirements. The ultimate outcome of this matter, including any potential impacts to Alabama Power, Mississippi Power, and Southern Power, cannot be determined at this time.
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
Alabama Power
On September 23, 2022, the FERC authorized Alabama Power to use updated depreciation rates from its 2021 depreciation study effective January 1, 2023. The study was also provided to the Alabama PSC, and the new depreciation rates will be reflected in Alabama Power's future rate filings. The updated depreciation rates are expected to result in an approximately $500 million increase in annual depreciation expense. See Notes 2 and 5 to the financial statements under "Alabama Power" and "Depreciation and Amortization," respectively, in Item 8 of the Form 10-K for additional information.
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
Southern Company Gas is engaged in various infrastructure improvement programs designed to update or expand the natural gas distribution systems of the natural gas distribution utilities to improve reliability, reduce emissions, and meet operational flexibility and growth. The natural gas distribution utilities recover their investment and a return associated with these infrastructure programs through their regulated rates. See Note 2 to the financial statements in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements herein under "Southern Company Gas" for additional information on Southern Company Gas' construction program.
See FINANCIAL CONDITION AND LIQUIDITY – "Cash Requirements" herein for additional information regarding the Registrants' capital requirements for their construction programs.
Income Tax Matters
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Income Tax Matters" in Item 7 of the Form 10-K for additional information.
On August 16, 2022, the Inflation Reduction Act (IRA) was signed into law. The IRA extends, expands, and increases ITCs and PTCs for clean energy projects, allows PTCs for solar projects, adds ITCs for stand-alone energy storage projects with an option to elect out of the tax normalization requirement, and allows for the transferability of the tax credits. The IRA extends and increases the tax credits for carbon capture and sequestration projects and adds tax credits for clean hydrogen and nuclear projects. Additional ITC and PTC amounts are available if the projects meet domestic content requirements or are located in low-income or energy communities.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
The IRA also enacted a 15% corporate minimum tax on book income, with some adjustments including adjustments for pension and tax depreciation. The 15% corporate minimum tax on book income can be reduced by energy tax credits.
For solar projects placed in service in 2022 through 2032, the IRA provides for a 30% ITC and an option to claim a PTC instead of an ITC. Starting in 2023 and through 2032, the IRA provides for a 30% ITC for stand-alone energy storage projects. For wind projects placed in service in 2022 through 2032, the IRA provides for a 100% PTC. The PTC rate for 2022 is 2.6 cents per KWH and will be adjusted for inflation annually. The same PTC rate applies for solar projects for which the PTC option has been elected. To realize the full value of ITCs and PTCs, the IRA requires satisfaction of prevailing wage and apprenticeship requirements.
Implementation of the IRA provisions is subject to the issuance of additional guidance by the U.S. Treasury Department, and the ultimate impacts cannot be determined at this time; however, the IRA is not expected to have a material impact on the Registrants' financial statements for the year ending December 31, 2022.
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
As of September 30, 2022, Georgia Power revised its total project capital cost forecast to $10.4 billion (net of $1.7 billion received under the Guarantee Settlement Agreement and approximately $188 million in related customer refunds). This forecast includes construction contingency of $49 million and is based on projected in-service dates at the end of the first quarter 2023 and the fourth quarter 2023 for Units 3 and 4, respectively.
The projected schedule for Unit 3 primarily depends on the pace of system and area transitions to operations, including the completion of closure documentation necessary to support start-up testing, and the progression of start-up, final component, and pre-operational testing, which may be impacted by equipment or other operational failures. The projected schedule for Unit 4 primarily depends on Unit 3 progress through start-up and testing; overall construction productivity and production levels improving, particularly in electrical installation, including terminations; and appropriate levels of craft laborers, particularly electricians, being added and maintained. Any further delays could result in later in-service dates and cost increases.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
During the first nine months of 2022, established construction contingency totaling $170 million was assigned to the base capital cost forecast for costs primarily associated with construction productivity, the pace of system turnovers, additional craft and support resources, and procurement for Units 3 and 4. Georgia Power also increased its total project capital cost forecast and recorded pre-tax charges of $36 million ($27 million after tax) and $32 million ($24 million after tax) to replenish construction contingency in the second quarter 2022 and the third quarter 2022, respectively.
Georgia Power and the other Vogtle Owners do not agree on either the starting dollar amount for the determination of cost increases subject to the cost-sharing and tender provisions of the Global Amendments (as defined in Note (B) to the Condensed Financial Statements under "Georgia Power – Nuclear Construction – Joint Owner Contracts" herein) or the extent to which COVID-19-related costs impact those provisions. In October 2021, Georgia Power and the other Vogtle Owners entered into an agreement, which was modified on June 3, 2022, to clarify the process for the tender provisions of the Global Amendments to provide for a decision between 120 and 194 days after the tender option is triggered, which the other Vogtle Owners assert occurred on February 14, 2022. On June 17, 2022 and July 26, 2022, OPC and Dalton, respectively, notified Georgia Power of their purported exercises of their tender options. On September 29, 2022, Georgia Power and MEAG Power reached an agreement to resolve their dispute regarding the proper interpretation of the cost-sharing and tender provisions of the Global Amendments. Under the terms of the agreement, among other items, (i) MEAG Power will not exercise its tender option and will retain its full ownership interest in Plant Vogtle Units 3 and 4; (ii) Georgia Power will pay a portion of MEAG Power's costs of construction for Plant Vogtle Units 3 and 4 as such costs are incurred and with no further adjustment for force majeure costs, which payments will total approximately $79 million based on the current project capital cost forecast; and (iii) Georgia Power will pay 20% of MEAG Power's costs of construction with respect to any amounts over the current project capital cost forecast, with no further adjustment for force majeure costs.
Georgia Power recorded additional pre-tax charges (credits) to income in the second quarter 2022 and the third quarter 2022 of approximately $16 million ($12 million after tax) and $(102) million ($(76) million after tax), respectively, associated with the cost-sharing and tender provisions of the Global Amendments, including the settlement with MEAG Power, which are included in the total project capital cost forecast. The settlement with MEAG Power does not resolve the separate pending litigation with OPC, including Dalton's associated complaint, regarding the cost-sharing and tender provisions of the Global Amendments described in Note (B) to the Condensed Financial Statements under "Georgia Power – Nuclear Construction – Joint Owner Contracts" herein. Georgia Power may be required to record further pre-tax charges to income of up to approximately $300 million associated with these provisions for OPC and Dalton based on the current project capital cost forecast.
The ultimate outcome of these matters cannot be determined at this time. However, any extension of the in-service date beyond the first quarter 2023 for Unit 3 or the fourth quarter 2023 for Unit 4, including the current level of cost sharing described in Note (B) to the Condensed Financial Statements under "Georgia Power – Nuclear Construction" herein, is estimated to result in additional base capital costs for Georgia Power of up to $15 million per month for Unit 3 and $35 million per month for Unit 4, as well as the related AFUDC and any additional related construction, support resources, or testing costs. See Note 2 to the financial statements in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements herein under "Georgia Power – Nuclear Construction" for additional information.
FINANCIAL CONDITION AND LIQUIDITY
Overview
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Overview" in Item 7 of the Form 10-K for additional information. The financial condition of each Registrant remained stable at September 30, 2022. The Registrants intend to continue to monitor their access to short-term and long-term capital markets as well as their bank credit arrangements to meet future capital and liquidity needs. See "Cash Requirements," "Sources of Capital," and "Financing Activities" herein for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
At the end of the third quarter 2022, the market price of Southern Company's common stock was $68.00 per share (based on the closing price as reported on the NYSE) and the book value was $28.69 per share, representing a market-to-book ratio of 237%, compared to $68.58, $26.30, and 261%, respectively, at the end of 2021. Southern Company's common stock dividend for the third quarter 2022 was $0.68 per share compared to $0.66 per share in the third quarter 2021.
Cash Requirements
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Cash Requirements" in Item 7 of the Form 10-K for a description of the Registrants' significant cash requirements.
The Registrants' significant cash requirements include estimated capital expenditures associated with their construction programs and, for the traditional electric operating companies, operating cash flows related to fuel cost under recovery. The fuel cost under recovery balances are primarily the result of higher than forecasted prices for natural gas and purchased power.
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
The Subsidiary Registrants plan to obtain the funds to meet their future capital needs from sources similar to those they used in the past, which were primarily from operating cash flows, external securities issuances, borrowings from financial institutions, and equity contributions from Southern Company. Operating cash flows provide a

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
substantial portion of the Registrants' cash needs. During the nine months ended September 30, 2022, Southern Power utilized tax credits, which provided $218 million in operating cash flows. In addition, Southern Power plans to utilize tax equity partnership contributions (as discussed further herein). Georgia Power intends to utilize short-term floating rate bank loans and commercial paper issuances to fund operating cash flows related to fuel cost under recovery. Subsequent to September 30, 2022, Georgia Power borrowed $250 million pursuant to a short-term uncommitted bank credit arrangement and intends to borrow up to an additional $1.2 billion pursuant to a short-term floating rate bank loan in November 2022.
The amount, type, and timing of any financings in 2022, as well as in subsequent years, will be contingent on investment opportunities and the Registrants' capital requirements and will depend upon prevailing market conditions, regulatory approvals (for certain of the Subsidiary Registrants), and other factors. See "Cash Requirements" and "Financing Activities" herein for additional information.
Southern Power utilizes tax equity partnerships as one of its financing sources, where the tax partner takes significantly all of the federal tax benefits. These tax equity partnerships are consolidated in Southern Power's financial statements and are accounted for using HLBV methodology to allocate partnership gains and losses. During the nine months ended September 30, 2022, Southern Power obtained tax equity funding for existing tax equity partnerships totaling $51 million. See Note 1 to the financial statements under "General" in Item 8 of the Form 10-K and Note (K) to the Condensed Financial Statements under "Southern Power" herein for additional information.
By regulation, Nicor Gas is restricted, to the extent of its retained earnings balance, in the amount it can dividend or loan to affiliates and is not permitted to make money pool loans to affiliates. At September 30, 2022, the amount of subsidiary retained earnings restricted to dividend totaled $1.4 billion. This restriction did not impact Southern Company Gas' ability to meet its cash obligations, nor does management expect such restriction to materially impact Southern Company Gas' ability to meet its currently anticipated cash obligations.
Certain Registrants' current liabilities frequently exceed their current assets because of long-term debt maturities and the periodic use of short-term debt as a funding source, as well as significant seasonal fluctuations in cash needs. The Registrants generally plan to refinance long-term debt as it matures. The following table shows the amount by which current liabilities exceeded current assets at September 30, 2022 for the applicable Registrants:

At September 30, 2022	Southern Company	Georgia Power	Mississippi Power	Southern Power
	(in millions)
Current liabilities in excess of current assets	$2,438	$2,442	$18	$325
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

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Bank Credit Arrangements
At September 30, 2022, the Registrants' unused committed credit arrangements with banks were as follows:

At September 30, 2022	Southern Company parent	Alabama Power	Georgia Power	Mississippi Power	Southern Power(a)	Southern Company Gas(b)	SEGCO	Southern Company
	(in millions)
Unused committed credit	$1,998	$1,250	$1,726	$275	$569	$1,748	$30	$7,596
(a)At September 30, 2022, Southern Power also had two continuing letters of credit facilities for standby letters of credit, of which $16 million was unused. Southern Power's subsidiaries are not parties to its bank credit arrangements or letter of credit facilities.
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
A portion of the unused credit with banks is allocated to provide liquidity support to the revenue bonds of the traditional electric operating companies and the commercial paper programs of the Registrants, Nicor Gas, and SEGCO. The amount of variable rate revenue bonds of the traditional electric operating companies outstanding requiring liquidity support at September 30, 2022 was approximately $1.4 billion (comprised of approximately $789 million at Alabama Power, $619 million at Georgia Power, and $34 million at Mississippi Power). In addition, at September 30, 2022, Georgia Power had approximately $288 million of fixed rate revenue bonds outstanding that are required to be remarketed within the next 12 months.
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

	Short-term Debt at September 30, 2022		Short-term Debt During the Period(*)
	Amount Outstanding	Weighted Average Interest Rate	Average Amount Outstanding	Weighted Average Interest Rate	Maximum Amount Outstanding
	(in millions)		(in millions)		(in millions)
Southern Company	$1,398	3.5%	$1,859	2.5%	$2,809
Alabama Power	—	—	—	—	—
Georgia Power	814	3.4	443	2.7	815
Mississippi Power	—	—	3	2.1	23
Southern Power	208	3.6	199	2.5	306
Southern Company Gas:
Southern Company Gas Capital	$35	3.4%	$347	2.5%	$547
Nicor Gas	325	3.5	218	2.7	330
Southern Company Gas Total	$360	3.5%	$565	2.6%
(*)Average and maximum amounts are based upon daily balances during the three-month period ended September 30, 2022.
Analysis of Cash Flows
Net cash flows provided from (used for) operating, investing, and financing activities for the nine months ended September 30, 2022 and 2021 are presented in the following table:

Net cash provided from (used for):	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Nine Months Ended September 30, 2022
Operating activities	$5,017	$1,072	$1,482	$279	$827	$1,532
Investing activities	(5,952)	(1,641)	(2,653)	(219)	(128)	(1,239)
Financing activities	1,119	967	1,171	(72)	(603)	(313)

Nine Months Ended September 30, 2021
Operating activities	$5,081	$1,419	$2,350	$159	$750	$757
Investing activities	(5,850)	(1,335)	(2,572)	(182)	(753)	(966)
Financing activities	1,802	56	505	130	33	222
Fluctuations in cash flows from financing activities vary from year to year based on capital needs and the maturity or redemption of securities.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Southern Company
Net cash provided from operating activities decreased $64 million for the nine months ended September 30, 2022 as compared to the corresponding period in 2021 primarily due to decreased fuel cost recovery at the traditional electric operating companies and the timing of customer receivable collections, largely offset by the timing of vendor payments and increased natural gas cost recovery at the natural gas distribution utilities.
The net cash used for investing activities for the nine months ended September 30, 2022 was primarily related to the Subsidiary Registrants' construction programs.
The net cash provided from financing activities for the nine months ended September 30, 2022 was primarily related to net issuances of long-term debt and the issuance of common stock to settle the purchase contracts entered into as part of the 2019 Series A Equity Units (Equity Units) (as discussed in Note (F) to the Condensed Financial Statements under "Equity Units" herein), partially offset by common stock dividend payments.
Alabama Power
Net cash provided from operating activities decreased $347 million for the nine months ended September 30, 2022 as compared to the corresponding period in 2021 primarily due to decreased fuel cost recovery, the timing of customer receivable collections, and fossil fuel stock purchases, partially offset by the timing of vendor payments.
The net cash used for investing activities for the nine months ended September 30, 2022 was primarily related to gross property additions, including approximately $182 million related to the construction of Plant Barry Unit 8 and $171 million related to the acquisition of the Calhoun Generating Station. See Notes (B) and (K) to the Condensed Financial Statements under "Alabama Power" herein for additional information.
The net cash provided from financing activities for the nine months ended September 30, 2022 was primarily related to the net issuance of long-term debt and capital contributions from Southern Company, partially offset by common stock dividend payments.
Georgia Power
Net cash provided from operating activities decreased $868 million for the nine months ended September 30, 2022 as compared to the corresponding period in 2021 primarily due to decreased fuel cost recovery and the timing of customer receivable collections and fossil fuel stock purchases, partially offset by the timing of vendor payments.
The net cash used for investing activities for the nine months ended September 30, 2022 was primarily related to gross property additions, including a total of approximately $820 million related to the construction of Plant Vogtle Units 3 and 4. See Note (B) to the Condensed Financial Statements under "Georgia Power – Nuclear Construction" herein for additional information on construction of Plant Vogtle Units 3 and 4.
The net cash provided from financing activities for the nine months ended September 30, 2022 was primarily related to net issuances of senior notes, a net increase in short-term borrowings, and capital contributions from Southern Company, partially offset by common stock dividend payments.
Mississippi Power
Net cash provided from operating activities increased $120 million for the nine months ended September 30, 2022 as compared to the corresponding period in 2021 primarily due to the timing of vendor payments, partially offset by the timing of customer receivable collections.
The net cash used for investing activities for the nine months ended September 30, 2022 was primarily related to gross property additions.
The net cash used for financing activities for the nine months ended September 30, 2022 was primarily related to common stock dividend payments, partially offset by capital contributions from Southern Company.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Southern Power
Net cash provided from operating activities increased $77 million for the nine months ended September 30, 2022 as compared to the corresponding period in 2021 primarily due to an increase in wholesale revenues driven by higher market prices of energy and the timing of vendor payments, partially offset by the timing of customer receivable collections.
The net cash used for investing activities for the nine months ended September 30, 2022 was primarily related to construction payments. See Note (K) to the Condensed Financial Statements under "Southern Power" herein for additional information.
The net cash used for financing activities for the nine months ended September 30, 2022 was primarily related to the repayment of senior notes at maturity, common stock dividend payments, net capital distributions to noncontrolling interests, and a decrease in commercial paper borrowings, partially offset by a capital contribution from Southern Company.
Southern Company Gas
Net cash provided from operating activities increased $775 million for the nine months ended September 30, 2022 as compared to the corresponding period in 2021 primarily due to increased natural gas cost recovery and the timing of vendor payments, partially offset by an increase in natural gas for sale as a result of higher prices for natural gas purchases.
The net cash used for investing activities for the nine months ended September 30, 2022 was primarily related to construction of transportation and distribution assets recovered through base rates and infrastructure investment recovered through replacement programs at gas distribution operations.
The net cash used for financing activities for the nine months ended September 30, 2022 was primarily related to common stock dividend payments and net repayments of short-term debt, partially offset by net issuances of long-term debt and capital contributions from Southern Company.
Significant Balance Sheet Changes
Southern Company
Significant balance sheet changes for the nine months ended September 30, 2022 included:
•an increase of $3.2 billion in total stockholders' equity primarily related to net income and the issuance of common stock to settle the purchase contracts entered into as part of the Equity Units (as discussed in Note (F) to the Condensed Financial Statements under "Equity Units" herein), partially offset by common stock dividend payments;
•an increase of $2.4 billion in total property, plant, and equipment primarily related to the Subsidiary Registrants' construction programs, net of the reclassification of $0.6 billion to other regulatory assets and $0.4 billion to regulatory assets associated with AROs upon Georgia Power's retirement of Plant Wansley Units 1 and 2;
•an increase of $1.4 billion in long-term debt (including securities due within one year) related to new issuances;
•an increase of $1.3 billion in deferred under recovered fuel clause revenues due to higher fuel and purchased power costs at Georgia Power;
•an increase of $1.1 billion in accumulated deferred income taxes primarily related to the expected utilization of ITCs in 2022 and the increase in under recovered fuel clause revenues;
•an increase of $0.9 billion in accounts payable primarily related to the timing of vendor payments;
•an increase of $0.7 billion in regulatory assets associated with AROs, net of the reclassification from property, plant, and equipment discussed above, primarily due to a decrease of $0.5 billion in the fair value of the investments held in Alabama Power's and Georgia Power's nuclear decommissioning trusts; and

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
•an increase of $0.6 billion in other deferred credits and liabilities primarily due to changes in the fair value of interest rate and foreign currency derivatives.
See "Financing Activities" herein and Notes (B), (F), (G), (I), and (J) to the Condensed Financial Statements herein for additional information.
Alabama Power
Significant balance sheet changes for the nine months ended September 30, 2022 included:
•an increase of $1.2 billion in common stockholder's equity primarily due to capital contributions from Southern Company, partially offset by dividends paid to Southern Company;
•an increase of $1.1 billion in long-term debt (including securities due within one year) primarily due to net issuances of senior notes;
•an increase of $0.8 billion in total property, plant, and equipment primarily related to the construction of Plant Barry Unit 8, the acquisition of the Calhoun Generating Station, and construction of distribution and transmission facilities;
•an increase of $0.4 billion in cash and cash equivalents, as discussed further under "Analysis of Cash Flows – Alabama Power" herein; and
•an increase of $0.4 billion in regulatory assets associated with AROs primarily due to a decrease of $0.3 billion in the fair value of the investments held in Alabama Power's nuclear decommissioning trust.
See "Financing Activities – Alabama Power" herein and Notes (I) and (K) to the Condensed Financial Statements herein for additional information.
Georgia Power
Significant balance sheet changes for the nine months ended September 30, 2022 included:
•an increase of $1.4 billion in common stockholder's equity primarily due to net income and capital contributions from Southern Company, partially offset by dividends paid to Southern Company;
•an increase of $1.3 billion in deferred under recovered fuel clause revenues due to higher fuel and purchased power costs;
•an increase of $1.1 billion in total property, plant, and equipment primarily related to the construction of generation, transmission, and distribution facilities, including $956 million for Plant Vogtle Units 3 and 4, net of $0.6 billion reclassified to other regulatory assets and $0.4 billion reclassified to regulatory assets associated with AROs due to the retirement of Plant Wansley Units 1 and 2 as approved in Georgia Power's 2022 IRP;
•an increase of $0.9 billion in long-term debt (including securities due within one year) primarily due to net issuances of senior notes;
•an increase of $0.8 billion in notes payable due to an increase in commercial paper and short-term bank debt;
•an increase of $0.6 billion in accumulated deferred income taxes primarily due to the increase in under recovered fuel clause revenues and the expected reduction in federal and state credit carryforward balances in 2022;
•an increase of $0.3 billion in regulatory assets associated with AROs, net of the reclassification from property, plant, and equipment discussed above, primarily due to a decrease in the fair value of the investments held in Georgia Power's nuclear decommissioning trust;
•an increase of $0.3 billion in other accounts payable due to the timing of vendor payments; and
•an increase of $0.3 billion in customer accounts receivable primarily due to higher customer usage and the timing of collections.
See "Financing Activities – Georgia Power" herein and Note (B) under "Georgia Power – Nuclear Construction" and " – Integrated Resource Plans" and Note (I) to the Condensed Financial Statements herein for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Mississippi Power
Significant balance sheet changes for the nine months ended September 30, 2022 included:
•an increase of $79 million in common stockholder's equity related to net income and capital contributions from Southern Company, partially offset by dividends paid to Southern Company and
•an increase of $66 million in total property, plant, and equipment primarily related to the construction of transmission and distribution facilities.
Southern Power
Significant balance sheet changes for the nine months ended September 30, 2022 included:
•a decrease of $756 million in long-term debt (including securities due within one year) primarily due to the redemption of senior notes;
•a decrease of $289 million in total property, plant, and equipment primarily due to continued depreciation of assets;
•an increase of $282 million in common stockholder's equity primarily due to capital contributions from Southern Company and net income, partially offset by dividends paid to Southern Company and distributions to noncontrolling interests; and
•increases of $194 million in accrued taxes and $100 million in accumulated deferred income tax liabilities primarily related to the expected utilization of ITCs in 2022.
See "Financing Activities – Southern Power" herein and Note (G) to the Condensed Financial Statements herein for additional information.
Southern Company Gas
Significant balance sheet changes for the nine months ended September 30, 2022 included:
•a decrease of $849 million in notes payable due to repayments of short-term debt and commercial paper borrowings;
•an increase of $760 million in total property, plant, and equipment primarily related to the construction of transportation and distribution assets and additional infrastructure investment;
•an increase of $522 million in common stockholder's equity related to net income and capital contributions from Southern Company, partially offset by dividends paid to Southern Company;
•an increase of $459 million in long-term debt (including securities due with one year) due to issuances of senior notes and first mortgage bonds, partially offset by the repayment of medium-term notes and adjustments related to fair value hedges;
•a decrease of $313 million in total accounts receivable primarily relating to decreases of $166 million in customer accounts receivable and $156 million in unbilled revenues as a result of seasonality;
•an increase of $231 million in other accounts payable due to seasonality and the timing of vendor payments; and
•a decrease of $221 million in other regulatory assets, deferred primarily due to a $207 million reduction in natural gas cost under recovery.
See "Financing Activities – Southern Company Gas" herein and Note (B) to the Condensed Financial Statements herein for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Financing Activities
The following table outlines the Registrants' long-term debt financing activities for the first nine months of 2022:

	Issuances		Maturities and Redemptions
Company	Senior Notes	Other Long-Term Debt	Senior Notes	Revenue Bonds	Other Long-Term Debt(a)
	(in millions)
Alabama Power	$1,700	$—	$550	$—	$1
Georgia Power	1,500	—	400	53	201
Southern Power	—	—	677	—	—
Southern Company Gas	500	100	—	—	46
Other	—	—	—	—	8
Elimination(b)	—	—	—	—	(4)
Southern Company	$3,700	$100	$1,627	$53	$252
(a)Includes reductions in finance lease obligations resulting from cash payments under finance leases and, for Georgia Power, principal amortization payments totaling $66 million for FFB borrowings. See Note 8 to the financial statements under "Long-term Debt – DOE Loan Guarantee Borrowings" in Item 8 of the Form 10-K for additional information.
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
Southern Company
During the first nine months of 2022, Southern Company issued approximately 3.5 million shares of common stock primarily through employee equity compensation plans and received proceeds of approximately $78 million.
In May 2022, Southern Company remarketed its Series 2019A and Series 2019B Remarketable Junior Subordinated Notes pursuant to the terms of its 2019 Series A Equity Units (Equity Units). Southern Company did not receive any proceeds from the remarketing, which were used to purchase a portfolio of treasury securities maturing on July 28, 2022. On August 1, 2022, the proceeds from this portfolio were used to settle the purchase contracts entered into as part of the Equity Units and Southern Company issued approximately 25.2 million shares of common stock and received proceeds of $1.725 billion. See Note (F) to the Condensed Financial Statements herein under "Equity Units" for additional information.
In March 2022, Southern Company entered into a $400 million short-term floating rate bank loan bearing interest based on term SOFR, which it repaid in August 2022.
In May 2022, Southern Company borrowed $100 million pursuant to a short-term uncommitted bank credit arrangement bearing interest at a mutually agreed upon rate, which it repaid in August 2022.
Subsequent to September 30, 2022, Southern Company issued $500 million aggregate principal amount of Series 2022A 5.15% Senior Notes due October 6, 2025 and $500 million aggregate principal amount of Series 2022B 5.70% Senior Notes due October 15, 2032.
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
In August 2022, Alabama Power issued $550 million aggregate principal amount of Series 2022B 3.75% Senior Notes due September 1, 2027 and $450 million aggregate principal amount of Series 2022C 3.94% Senior Notes due September 1, 2032. An amount equal to the net proceeds of the Series 2022C Senior Notes will be allocated to finance or refinance, in whole or in part, one or more renewable energy projects and/or expenditures and programs related to enabling opportunities for diverse and small businesses/suppliers.
Subsequent to September 30, 2022, Alabama Power redeemed all of its 5.00% Class A Preferred Stock, Par Value $1 Per Share (Stated Capital $25 Per Share) at a redemption price of $25.00 per share plus accrued and unpaid dividends to the redemption date.
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
In July 2022, Georgia Power repaid at maturity $53 million aggregate principal amount of Development Authority of Floyd County (Georgia) Pollution Control Revenue Bonds (Georgia Power Company Plant Hammond Project), First Series 2010.
Subsequent to September 30, 2022, Georgia Power borrowed $250 million pursuant to a short-term uncommitted bank credit arrangement bearing interest at a mutually agreed upon rate and payable on demand.
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

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Subsequent to September 30, 2022, Southern Power borrowed $100 million pursuant to a short-term uncommitted bank credit arrangement bearing interest at a mutually agreed upon rate and payable on demand.
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
In August 2022, Nicor Gas issued in a private placement $100 million aggregate principal amount of 2.21% Series First Mortgage Bonds due August 31, 2032.
In September 2022, Southern Company Gas Capital issued $500 million aggregate principal amount of Series 2022A 5.15% Senior Notes due September 15, 2032, guaranteed by Southern Company Gas.
Credit Rating Risk
At September 30, 2022, the Registrants did not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade.
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
The maximum potential collateral requirements under these contracts at September 30, 2022 were as follows:

Credit Ratings	Southern Company(*)	Alabama Power	Georgia Power	Mississippi Power	Southern Power(*)	Southern Company Gas
	(in millions)
At BBB and/or Baa2	$33	$1	$—	$—	$32	$—
At BBB- and/or Baa3	395	2	61	1	333	—
At BB+ and/or Ba1 or below	2,042	409	907	306	1,205	5
(*)Southern Power has PPAs that could require collateral, but not accelerated payment, in the event of a downgrade of Southern Power's credit. The PPAs require credit assurances without stating a specific credit rating. The amount of collateral required would depend upon actual losses resulting from a credit downgrade. Southern Power had $106 million of cash collateral posted related to PPA requirements at September 30, 2022.
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

    Table of Contents                                Index to Financial Statements
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
During the nine months ended September 30, 2022, there were no material changes to Southern Company's, Alabama Power's, Georgia Power's, Mississippi Power's, Southern Power's, or Southern Company Gas' disclosures about market risk. For an in-depth discussion of each Registrant's market risks, see MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Market Price Risk" in Item 7 of the Form 10-K and Note 1 to the financial statements under "Financial Instruments" and Notes 13 and 14 to the financial statements in Item 8 of the Form 10-K, as well as Notes (I) and (J) to the Condensed Financial Statements herein.
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
In July 2022, Southern Company, Alabama Power, Georgia Power, Mississippi Power, Southern Power, and Southern Company Gas implemented a new human resources and payroll application. In August 2022, Southern Company Gas implemented new financial accounting and reporting applications. As a result of these implementations, there were certain changes to processes and procedures, which resulted in changes to Southern Company's, Alabama Power's, Georgia Power's, Mississippi Power's, Southern Power's, and Southern Company Gas' internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). These changes included automation of certain previously manual controls. These changes in internal controls were not made in response to any identified internal control deficiency.

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
Twenty-Fifth Supplemental Indenture to Senior Note Indenture dated as of October 6, 2022, providing for the issuance of the Series 2022A 5.15% Senior Notes due October 6, 2025. (Designated in Form 8-K dated October 3, 2022, File No. 1-3526, as Exhibit 4.4(a).)

	(a)2	-
Twenty-Sixth Supplemental Indenture to Senior Note Indenture dated as of October 6, 2022, providing for the issuance of the Series 2022B 5.70% Senior Notes due October 15, 2032. (Designated in Form 8-K dated October 3, 2022, File No. 1-3526, as Exhibit 4.4(b).)

Alabama Power

	(b)1	-
Sixty-Fourth Supplemental Indenture to Senior Note Indenture dated as of August 12, 2022 providing for the issuance of the Series 2022B 3.75% Senior Notes due September 1, 2027. (Designated in Form 8-K dated August 9, 2022, File No. 1-3164, as Exhibit 4.6(a).)

	(b)2	-
Sixty-Fifth Supplemental Indenture to Senior Note Indenture dated as of August 12, 2022 providing for the issuance of the Series 2022C 3.94% Senior Notes due September 1, 2032. (Designated in Form 8-K dated August 9, 2022, File No. 1-3164, as Exhibit 4.6(b).)

Southern Company Gas

	(f)1	-	Southern Company Gas Capital Corporation's Series 2022A 5.15% Senior Notes due September 30, 2032, Form of Note. (Designated in Form 8-K dated September 6, 2022, File No. 1-14174, as Exhibit 4.1.)

	(f)2	-
Southern Company Gas' Guarantee related to the Series 2022A 5.15% Senior Notes due September 30, 2032, Form of Guarantee. (Designated in Form 8-K dated September 6, 2022, File No. 1-14174, as Exhibit 4.3.)

(10) Material Contracts

Southern Company

#	(a)1	-	Amended and Restated Southern Company Change In Control Benefits Protection Plan, effective August 15, 2022. (Designated in Form 8-K dated August 15, 2022, File No. 1-3526, as Exhibit 10.1.)

#	(a)2	-	Southern Company Senior Executive Change in Control Severance Plan, Amended and Restated effective August 15, 2022. (Designated in Form 8-K dated August 15, 2022, File No. 1-3526, as Exhibit 10.2.)

    Table of Contents                                Index to Financial Statements

#	*	(a)3	-	Southern Company Executive Change In Control Severance Plan, Amended and Restated effective August 15, 2022.

#	*	(a)4	-	Deferred Compensation Agreement between Southern Company, SCS, Georgia Power, and Christopher C. Womack, effective December 10, 2008.

Alabama Power

#		(b)1	-	Amended and Restated Southern Company Change In Control Benefits Protection Plan, effective August 15, 2022. See Exhibit 10(a)1 herein.

#		(b)2	-	Southern Company Senior Executive Change in Control Severance Plan, Amended and Restated effective August 15, 2022. See Exhibit 10(a)2 herein.

#		(b)3	-	Southern Company Executive Change In Control Severance Plan, Amended and Restated effective August 15, 2022. See Exhibit 10(a)3 herein.

(24) Power of Attorney and Resolutions

Southern Company

		(a)	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2021, File No. 1-3526 as Exhibit 24(a)1.)

Alabama Power

		(b)	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2021, File No. 1-3164 as Exhibit 24(b)1.)

Georgia Power

		(c)	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2021, File No. 1-6468 as Exhibit 24(c)1.)

Mississippi Power

		(d)	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2021, File No. 001-11229 as Exhibit 24(d)1.)

Southern Power

		(e)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2021, File No. 001-37803 as Exhibit 24(e)1.)

		(e)2	-	Power of Attorney of Gary Kerr. (Designated in the Form 10-Q for the quarter ended June 30, 2022, File No. 001-37803 as Exhibit 24(e)2.)

Southern Company Gas

		(f)	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2021, File No. 1-14174 as Exhibit 24(f)1.)

(31) Section 302 Certifications

Southern Company

	*	(a)1	-	Certificate of Southern Company's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

	*	(a)2	-	Certificate of Southern Company's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Alabama Power

	*	(b)1	-	Certificate of Alabama Power's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

	*	(b)2	-	Certificate of Alabama Power's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

    Table of Contents                                Index to Financial Statements

Georgia Power

*	(c)1	-	Certificate of Georgia Power's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(c)2	-	Certificate of Georgia Power's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Mississippi Power

*	(d)1	-	Certificate of Mississippi Power's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(d)2	-	Certificate of Mississippi Power's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Southern Power

*	(e)1	-	Certificate of Southern Power Company's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(e)2	-	Certificate of Southern Power Company's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Southern Company Gas

*	(f)1	-	Certificate of Southern Company Gas' Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(f)2	-	Certificate of Southern Company Gas' Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(32) Section 906 Certifications

Southern Company

*	(a)	-	Certificate of Southern Company's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Alabama Power

*	(b)	-	Certificate of Alabama Power's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Georgia Power

*	(c)	-	Certificate of Georgia Power's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Mississippi Power

*	(d)	-	Certificate of Mississippi Power's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Southern Power

*	(e)	-	Certificate of Southern Power Company's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Southern Company Gas

*	(f)	-	Certificate of Southern Company Gas' Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

    Table of Contents                                Index to Financial Statements

(101) Interactive Data Files

*	INS	-	XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
*	SCH	-	XBRL Taxonomy Extension Schema Document
*	CAL	-	XBRL Taxonomy Calculation Linkbase Document
*	DEF	-	XBRL Definition Linkbase Document
*	LAB	-	XBRL Taxonomy Label Linkbase Document
*	PRE	-	XBRL Taxonomy Presentation Linkbase Document

(104) Cover Page Interactive Data File
*			Formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.

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
Date: October 26, 2022

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
Date: October 26, 2022

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
Date: October 26, 2022

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
Date: October 26, 2022

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
Date: October 26, 2022

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
Date: October 26, 2022