Form 10-K
period 2022-12-31
SOUTHERN CO; GEORGIA POWER CO; SOUTHERN POWER CO; SOUTHERN Co GAS; ALABAMA POWER CO; MISSISSIPPI POWER CO
filed 2023-02-16
CIK 92122, 41091, 1160661, 1004155, 3153, 66904

    Table of Contents                                Index to Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2022
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
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒ (Response applicable to all registrants.)
Aggregate market value of The Southern Company's common stock held by non-affiliates of The Southern Company at June 30, 2022: $75.8 billion. All of the common stock of the other registrants is held by The Southern Company. A description of each registrant's common stock follows:

Registrant	Description of Common Stock	Shares Outstanding at January 31, 2023
The Southern Company	Par Value $5 Per Share	1,088,907,919
Alabama Power Company	Par Value $40 Per Share	30,537,500
Georgia Power Company	Without Par Value	9,261,500
Mississippi Power Company	Without Par Value	1,121,000
Southern Power Company	Par Value $0.01 Per Share	1,000
Southern Company Gas	Par Value $0.01 Per Share	100
Documents incorporated by reference: specified portions of The Southern Company's Definitive Proxy Statement on Schedule 14A relating to the 2023 Annual Meeting of Stockholders are incorporated by reference into PART III.
Each of Alabama Power Company, Georgia Power Company, Mississippi Power Company, Southern Power Company, and Southern Company Gas meets the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format specified in General Instructions I(2)(b), (c), and (d) of Form 10-K.
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

    Table of Contents                                Index to Financial Statements
i

    Table of Contents                                Index to Financial Statements
DEFINITIONS
When used in this Form 10-K, the following terms will have the meanings indicated.

Term	Meaning
ARP	Georgia Power's Alternate Rate Plans approved by the Georgia PSC; 2019 ARP for the years 2020 through 2022 and 2022 ARP for the years 2023 through 2025
AFUDC	Allowance for funds used during construction
Alabama Power	Alabama Power Company
AMEA	Alabama Municipal Electric Authority
Amended and Restated Loan Guarantee Agreement	Loan guarantee agreement entered into by Georgia Power with the DOE in 2014, as amended and restated in March 2019, under which the proceeds of borrowings may be used to reimburse Georgia Power for Eligible Project Costs incurred in connection with its construction of Plant Vogtle Units 3 and 4
AOCI	Accumulated other comprehensive income
ARO	Asset retirement obligation
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Atlanta Gas Light	Atlanta Gas Light Company, a wholly-owned subsidiary of Southern Company Gas
Atlantic Coast Pipeline	Atlantic Coast Pipeline, LLC, a joint venture to construct and operate a natural gas pipeline in which Southern Company Gas held a 5% interest through March 24, 2020
Bcf	Billion cubic feet
Bechtel	Bechtel Power Corporation, the primary contractor for the remaining construction activities for Plant Vogtle Units 3 and 4
Bechtel Agreement	The 2017 construction completion agreement between the Vogtle Owners and Bechtel
CCN	Certificate of convenience and necessity
CCR	Coal combustion residuals
CCR Rule	Disposal of Coal Combustion Residuals from Electric Utilities final rule published by the EPA in 2015
Chattanooga Gas	Chattanooga Gas Company, a wholly-owned subsidiary of Southern Company Gas
Clean Air Act	Clean Air Act Amendments of 1990
CO2	Carbon dioxide
COD	Commercial operation date
Contractor Settlement Agreement	The December 31, 2015 agreement between Westinghouse and the Vogtle Owners resolving disputes between the Vogtle Owners and the EPC Contractor under the Vogtle 3 and 4 Agreement
Cooperative Energy	Electric generation and transmission cooperative in Mississippi
COVID-19	The novel coronavirus disease declared a pandemic by the World Health Organization and the Centers for Disease Control and Prevention in March 2020
CPCN	Certificate of public convenience and necessity
CWIP	Construction work in progress
Dalton	City of Dalton, Georgia, an incorporated municipality in the State of Georgia, acting by and through its Board of Water, Light, and Sinking Fund Commissioners
Dalton Pipeline	A pipeline facility in Georgia in which Southern Company Gas has a 50% undivided ownership interest
DOE	U.S. Department of Energy
ECCR	Georgia Power's Environmental Compliance Cost Recovery tariff
ECO Plan	Mississippi Power's environmental compliance overview plan
ELG	Effluent limitations guidelines
Eligible Project Costs	Certain costs of construction relating to Plant Vogtle Units 3 and 4 that are eligible for financing under the loan guarantee program established under Title XVII of the Energy Policy Act of 2005
EMC	Electric membership corporation
EPA	U.S. Environmental Protection Agency
EPC Contractor	Westinghouse and its affiliate, WECTEC Global Project Services Inc.; the former engineering, procurement, and construction contractor for Plant Vogtle Units 3 and 4

    Table of Contents                                Index to Financial Statements
DEFINITIONS
(continued)

Term	Meaning
FASB	Financial Accounting Standards Board
FCC	Federal Communications Commission
FERC	Federal Energy Regulatory Commission
FFB	Federal Financing Bank
FFB Credit Facilities	Note purchase agreements among the DOE, Georgia Power, and the FFB and related promissory notes which provide for two multi-advance term loan facilities
Fitch	Fitch Ratings, Inc.
FP&L	Florida Power and Light Company
GAAP	U.S. generally accepted accounting principles
Georgia Power	Georgia Power Company
GHG	Greenhouse gas
GRAM	Atlanta Gas Light's Georgia Rate Adjustment Mechanism
Guarantee Settlement Agreement	The June 9, 2017 settlement agreement between the Vogtle Owners and Toshiba related to certain payment obligations of the EPC Contractor guaranteed by Toshiba
Gulf Power	Gulf Power Company, until January 1, 2019 a wholly-owned subsidiary of Southern Company; effective January 1, 2021, Gulf Power Company merged with and into FP&L, with FP&L remaining as the surviving company
Heating Degree Days	A measure of weather, calculated when the average daily temperatures are less than 65 degrees Fahrenheit
Heating Season	The period from November through March when Southern Company Gas' natural gas usage and operating revenues are generally higher
HLBV	Hypothetical liquidation at book value
IBEW	International Brotherhood of Electrical Workers
IGCC	Integrated coal gasification combined cycle, the technology originally approved for Mississippi Power's Kemper County energy facility
IIC	Intercompany Interchange Contract
Illinois Commission	Illinois Commerce Commission
Internal Revenue Code	Internal Revenue Code of 1986, as amended
IPP	Independent power producer
IRP	Integrated resource plan
IRS	Internal Revenue Service
ITAAC	Inspections, Tests, Analyses, and Acceptance Criteria, standards established by the NRC
ITC	Investment tax credit
JEA	Jacksonville Electric Authority
Jefferson Island	Jefferson Island Storage and Hub, L.L.C, which owns a natural gas storage facility in Louisiana consisting of two salt dome caverns; a subsidiary of Southern Company Gas through December 1, 2020
KW	Kilowatt
KWH	Kilowatt-hour
LIBOR	London Interbank Offered Rate
LIFO	Last-in, first-out
LNG	Liquefied natural gas
LOCOM	Lower of weighted average cost or current market price
LTSA	Long-term service agreement
Marketers	Marketers selling retail natural gas in Georgia and certificated by the Georgia PSC
MEAG Power	Municipal Electric Authority of Georgia
MGP	Manufactured gas plant
Mississippi Power	Mississippi Power Company
mmBtu	Million British thermal units
Moody's	Moody's Investors Service, Inc.

    Table of Contents                                Index to Financial Statements
DEFINITIONS
(continued)

Term	Meaning
MPUS	Mississippi Public Utilities Staff
MRA	Municipal and Rural Associations
MW	Megawatt
MWH	Megawatt hour
natural gas distribution utilities	Southern Company Gas' natural gas distribution utilities (Nicor Gas, Atlanta Gas Light, Virginia Natural Gas, and Chattanooga Gas)
NCCR	Georgia Power's Nuclear Construction Cost Recovery tariff
NDR	Alabama Power's Natural Disaster Reserve
NextEra Energy	NextEra Energy, Inc.
Nicor Gas	Northern Illinois Gas Company, a wholly-owned subsidiary of Southern Company Gas
NOX	Nitrogen oxide
NRC	U.S. Nuclear Regulatory Commission
NYMEX	New York Mercantile Exchange, Inc.
NYSE	New York Stock Exchange
OCI	Other comprehensive income
OPC	Oglethorpe Power Corporation (an EMC)
OTC	Over-the-counter
PennEast Pipeline	PennEast Pipeline Company, LLC, a joint venture in which Southern Company Gas has a 20% ownership interest
PEP	Mississippi Power's Performance Evaluation Plan
Pivotal LNG	Pivotal LNG, Inc., through March 24, 2020, a wholly-owned subsidiary of Southern Company Gas
PowerSecure	PowerSecure, Inc., a wholly-owned subsidiary of Southern Company
PowerSouth	PowerSouth Energy Cooperative
PPA	Power purchase agreements, as well as, for Southern Power, contracts for differences that provide the owner of a renewable facility a certain fixed price for the electricity sold to the grid
PSC	Public Service Commission
PTC	Production tax credit
Rate CNP	Alabama Power's Rate Certificated New Plant, consisting of Rate CNP New Plant, Rate CNP Compliance, Rate CNP PPA, and Rate CNP Depreciation
Rate ECR	Alabama Power's Rate Energy Cost Recovery
Rate NDR	Alabama Power's Rate Natural Disaster Reserve
Rate RSE	Alabama Power's Rate Stabilization and Equalization
Registrants	Southern Company, Alabama Power, Georgia Power, Mississippi Power, Southern Power Company, and Southern Company Gas
ROE	Return on equity
S&P	S&P Global Ratings, a division of S&P Global Inc.
SCS	Southern Company Services, Inc., the Southern Company system service company and a wholly-owned subsidiary of Southern Company
SEC	U.S. Securities and Exchange Commission
SEGCO	Southern Electric Generating Company, 50% owned by each of Alabama Power and Georgia Power
SEPA	Southeastern Power Administration
Sequent	Sequent Energy Management, L.P. and Sequent Energy Canada Corp., wholly-owned subsidiaries of Southern Company Gas through June 30, 2021
SERC	SERC Reliability Corporation
SNG	Southern Natural Gas Company, L.L.C., a pipeline system in which Southern Company Gas has a 50% ownership interest
SO2	Sulfur dioxide
SOFR	Secured Overnight Financing Rate

    Table of Contents                                Index to Financial Statements
DEFINITIONS
(continued)

Term	Meaning
Southern Company	The Southern Company
Southern Company Gas	Southern Company Gas and its subsidiaries
Southern Company Gas Capital	Southern Company Gas Capital Corporation, a 100%-owned subsidiary of Southern Company Gas
Southern Company power pool	The operating arrangement whereby the integrated generating resources of the traditional electric operating companies and Southern Power (excluding subsidiaries) are subject to joint commitment and dispatch in order to serve their combined load obligations
Southern Company system	Southern Company, the traditional electric operating companies, Southern Power, Southern Company Gas, SEGCO, Southern Nuclear, SCS, Southern Linc, PowerSecure, and other subsidiaries
Southern Holdings	Southern Company Holdings, Inc., a wholly-owned subsidiary of Southern Company
Southern Linc	Southern Communications Services, Inc., a wholly-owned subsidiary of Southern Company, doing business as Southern Linc
Southern Nuclear	Southern Nuclear Operating Company, Inc., a wholly-owned subsidiary of Southern Company
Southern Power	Southern Power Company and its subsidiaries
SouthStar	SouthStar Energy Services, LLC (a Marketer), a wholly-owned subsidiary of Southern Company Gas
SP Solar	SP Solar Holdings I, LP, a limited partnership indirectly owning substantially all of Southern Power's solar and battery energy storage facilities, in which Southern Power has a 67% ownership interest
SP Wind	SP Wind Holdings II, LLC, a holding company owning a portfolio of eight operating wind facilities, in which Southern Power is the controlling partner in a tax equity arrangement
SRR	Mississippi Power's System Restoration Rider, a tariff for retail property damage cost recovery and reserve
Subsidiary Registrants	Alabama Power, Georgia Power, Mississippi Power, Southern Power, and Southern Company Gas
Tax Reform Legislation	The Tax Cuts and Jobs Act, which became effective on January 1, 2018
Toshiba	Toshiba Corporation, the parent company of Westinghouse
traditional electric operating companies	Alabama Power, Georgia Power, and Mississippi Power
VCM	Vogtle Construction Monitoring
VIE	Variable interest entity
Virginia Commission	Virginia State Corporation Commission
Virginia Natural Gas	Virginia Natural Gas, Inc., a wholly-owned subsidiary of Southern Company Gas
Vogtle 3 and 4 Agreement	Agreement entered into with the EPC Contractor in 2008 by Georgia Power, acting for itself and as agent for the Vogtle Owners, and rejected in bankruptcy in July 2017, pursuant to which the EPC Contractor agreed to design, engineer, procure, construct, and test Plant Vogtle Units 3 and 4
Vogtle Owners	Georgia Power, Oglethorpe Power Corporation, MEAG Power, and Dalton
Vogtle Services Agreement	The June 2017 services agreement between the Vogtle Owners and the EPC Contractor, as amended and restated in July 2017, for the EPC Contractor to transition construction management of Plant Vogtle Units 3 and 4 to Southern Nuclear and to provide ongoing design, engineering, and procurement services to Southern Nuclear
WACOG	Weighted average cost of gas
Westinghouse	Westinghouse Electric Company LLC
Williams Field Services Group	Williams Field Services Group, LLC
v

    Table of Contents                                Index to Financial Statements
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This Annual Report on Form 10-K contains forward-looking statements. Forward-looking statements include, among other things, statements concerning the potential and expected effects of the continued COVID-19 pandemic, regulated rates, the strategic goals for the business, customer and sales growth, economic conditions, cost recovery and other rate actions, projected equity ratios, current and proposed environmental regulations and related compliance plans and estimated expenditures, GHG emissions reduction goals, pending or potential litigation matters, access to sources of capital, projections for the qualified pension plans, postretirement benefit plans, and nuclear decommissioning trust fund contributions, financing activities, completion dates and costs of construction projects, matters related to the abandonment of the Kemper IGCC, completion of announced dispositions, filings with state and federal regulatory authorities, federal and state income tax benefits, estimated sales and purchases under power sale and purchase agreements, and estimated construction plans and expenditures. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "could," "would," "should," "expects," "plans," "anticipates," "believes," "estimates," "projects," "predicts," "potential," or "continue" or the negative of these terms or other similar terminology. There are various factors that could cause actual results to differ materially from those suggested by the forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized. These factors include:

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
•the ability to complete necessary or desirable pipeline expansion or infrastructure projects, limits on pipeline capacity, public and policymaker support for such projects, and operational interruptions to natural gas distribution and transmission activities;
•transmission constraints;
•the ability to control costs and avoid cost and schedule overruns during the development, construction, and operation of facilities or other projects, including Plant Vogtle Units 3 and 4 (which includes components based on new technology that only within the last few years began initial operation in the global nuclear industry at this scale) and Plant Barry Unit 8, due to current and/or future challenges which include, but are not limited to, changes in labor costs, availability, and productivity; challenges with the management of contractors or vendors; subcontractor performance; adverse weather conditions; shortages, delays, increased costs, or inconsistent quality of equipment, materials, and labor; contractor or supplier delay; the impacts of inflation; delays due to judicial or regulatory action; nonperformance under construction, operating, or other agreements; operational readiness, including specialized operator training and required site safety programs; engineering or design problems or any remediation related thereto; design and other licensing-based compliance matters including, for Plant Vogtle Unit 4, inspections and the timely submittal by Southern Nuclear of the ITAAC documentation and the related investigations, reviews, and approvals by the NRC necessary to support NRC authorization to load fuel; challenges with start-up activities, including major equipment failure, or system integration; and/or operational performance; continued challenges related to the COVID-19 pandemic or future pandemic health events; continued public and policymaker support for projects; environmental and geological conditions; delays or increased costs to interconnect facilities to transmission grids; and increased financing costs as a result of changes in market interest rates or as a result of project delays;
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

    Table of Contents                                Index to Financial Statements
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
(continued)
•the notices of tender by OPC and Dalton of a portion of their ownership interests in Plant Vogtle Units 3 and 4 to Georgia Power, including related litigation;
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
•the direct or indirect effect on the Southern Company system's business resulting from cyber intrusion or physical attack and the threat of cyber and physical attacks;
•global and U.S. economic conditions, including impacts from recession, inflation, interest rate fluctuations, and financial market conditions, and the results of financing efforts;
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
Southern Company also owns SCS, Southern Linc, Southern Holdings, Southern Nuclear, PowerSecure, and other direct and indirect subsidiaries. SCS, the system service company, has contracted with Southern Company, each of the Subsidiary Registrants, Southern Nuclear, SEGCO, and other subsidiaries to furnish, at direct or allocated cost and upon request, the following services: general executive and advisory, general and design engineering, operations, purchasing, accounting, finance, treasury, legal, tax, information technology, marketing, auditing, insurance and pension administration, human resources, systems and procedures, digital wireless communications, cellular tower space, and other services with respect to business and operations, construction management, and Southern Company power pool transactions. Southern Linc provides digital wireless communications for use by Southern Company and its subsidiary companies and also markets these services to the public and provides fiber optics services through its subsidiary, Southern Telecom, Inc. Southern Linc's system covers approximately 122,000 square miles in the Southeast. Southern Holdings is an intermediate holding company subsidiary, which invests in various projects. Southern Nuclear operates and provides services to the Southern Company system's nuclear power plants and is currently managing construction of and developing Plant Vogtle Units 3 and 4, which are co-owned by Georgia Power. PowerSecure develops distributed energy and resilience solutions and deploys microgrids for commercial, industrial, governmental, and utility customers.
See "The Southern Company System" herein for additional information. Also see Note 15 to the financial statements in Item 8 herein for information regarding recent acquisition and disposition activity. Segment information for Southern Company and Southern Company Gas is included in Note 16 to the financial statements in Item 8 herein. Alabama Power, Georgia Power, and Mississippi Power each operate with one reportable business segment, since substantially all of their business is providing electric service to customers. Southern Power also operates its business with one reportable business segment, the sale of electricity in the competitive wholesale market.
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
Agreements in effect with principal neighboring utility systems provide for capacity and energy transactions that may be entered into for reasons related to reliability or economics. Additionally, the traditional electric operating companies have entered into various reliability agreements with certain neighboring utilities, each of which provides for the establishment and periodic review of principles and procedures for planning and operation of generation and transmission facilities, maintenance

    Table of Contents                                Index to Financial Statements
schedules, load retention programs, emergency operations, and other matters affecting the reliability of bulk power supply. The traditional electric operating companies have joined with other utilities in the Southeast to form the SERC to augment further the reliability and adequacy of bulk power supply. Through the SERC, the traditional electric operating companies are represented at the North American Electric Reliability Corporation. On November 9, 2022, the Southeast Energy Exchange Market (SEEM) began service. SEEM, whose members include the traditional electric operating companies and many of the other electric service providers in the Southeast, is an extension of the existing bilateral market where participants use an automated, intra-hour energy exchange to buy and sell power close to the time the energy is consumed, utilizing available unreserved transmission. The FERC's orders related to SEEM have been appealed. The ultimate outcome of this matter cannot be determined at this time.
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
Southern Power Company directly owns and manages generation assets primarily in the Southeast, which are included in the Southern Company power pool, and has various subsidiaries whose generation assets are not included in the Southern Company power pool. These subsidiaries were created to own, operate, and pursue power generation facilities, either wholly or in partnership with various third parties. At December 31, 2022, Southern Power's generation fleet, which is owned in part with various partners, totaled 12,501 MWs of nameplate capacity in commercial operation (including 5,121 MWs of nameplate capacity owned by its subsidiaries). See "Traditional Electric Operating Companies" herein for additional information on the Southern Company power pool.
A majority of Southern Power's partnerships in renewable facilities allow for the sharing of cash distributions and tax benefits at differing percentages, with Southern Power being the controlling partner and thus consolidating the assets and operations of the partnerships. At December 31, 2022, Southern Power had eight tax equity partnership arrangements where the tax equity

    Table of Contents                                Index to Financial Statements
investors receive substantially all of the tax benefits from the facilities, including ITCs and PTCs. In addition, Southern Power holds controlling interests in non-tax equity partnerships with its ownership interests primarily ranging from 51% to 66%.
See PROPERTIES in Item 2 herein for additional detail regarding Southern Power's partnership arrangements and Note 15 to the financial statements under "Southern Power" in Item 8 herein for additional information regarding Southern Power's acquisitions, dispositions, construction, and development projects.
Southern Power calculates an investment coverage ratio for its generating assets, including those owned with various partners, based on the ratio of investment under contract to total investment using the respective facilities' net book value (or expected in-service value for facilities under construction) as the investment amount. With the inclusion of investments associated with facilities under construction, as well as other capacity and energy contracts, Southern Power's average investment coverage ratio at December 31, 2022 was 96% through 2027 and 90% through 2032, with an average remaining contract duration of approximately 12 years. For the year ended December 31, 2022, approximately 44% of contracted MWs were with AAA to A- or equivalent rated counterparties, 43% were with BBB+ to BBB- or equivalent rated counterparties, and 11% were with unrated entities that either have ratemaking authority or have posted collateral to cover potential credit exposure.
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
Southern Company Gas
Southern Company Gas is an energy services holding company whose primary business is the distribution of natural gas through the natural gas distribution utilities. Southern Company Gas is also involved in several other businesses that are complementary to the distribution of natural gas, including gas pipeline investments and gas marketing services. Southern Company Gas also has an "all other" non-reportable segment that includes segments below the quantitative threshold for separate disclosure, including storage operations and subsidiaries that fall below the quantitative threshold for separate disclosure. Prior to the sale of Sequent on July 1, 2021, Southern Company Gas' other businesses also included wholesale gas services. See Note 15 to the financial statements under "Southern Company Gas" in Item 8 herein for information regarding Southern Company Gas' recent dispositions, including the sale of Sequent and the sale and pending sale of the remaining facilities within the storage operations business.
Gas distribution operations, the largest segment of Southern Company Gas' business, operates, constructs, and maintains 77,591 miles of natural gas pipelines and 14 storage facilities, with total capacity of 157 Bcf, to provide natural gas to residential, commercial, and industrial customers. Gas distribution operations serves approximately 4.4 million customers across four states.
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

    Table of Contents                                Index to Financial Statements
information on Southern Company Gas's pipeline investments, see Note 7 to the financial statements under "Southern Company Gas" in Item 8 herein.
Gas marketing services is comprised of SouthStar, which serves approximately 622,000 natural gas commodity customers, markets gas to residential, commercial, and industrial customers and offers energy-related products that provide natural gas price stability and utility bill management in competitive markets or markets that provide for customer choice.
Construction Programs
The subsidiary companies of Southern Company are engaged in continuous construction programs, including capital expenditures to accommodate existing and estimated future loads on their respective systems and to comply with environmental laws and regulations, as applicable. In 2023, the Southern Company system's construction program is expected to be apportioned approximately as follows:

	Southern Company system(a)(b)	Alabama Power	Georgia Power(a)	Mississippi Power(a)
	(in billions)
New generation	$1.2	$0.1	$1.1	$—
Environmental compliance(c)	0.1	0.1	0.1	—
Generation maintenance	1.2	0.5	0.6	0.1
Transmission	1.5	0.4	1.1	0.1
Distribution	1.6	0.4	1.1	0.1
Nuclear fuel	0.3	0.1	0.2	—
General plant	1.0	0.4	0.5	0.1
	6.9	2.0	4.6	0.3
Southern Power(d)	0.1
Southern Company Gas(e)	1.8
Other subsidiaries	0.2
Total(a)	$9.1	$2.0	$4.6	$0.3
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
The traditional electric operating companies also anticipate continued expenditures associated with closure and monitoring of ash ponds and landfills in accordance with the CCR Rule and the related state rules, which are reflected in the applicable Registrants' ARO liabilities. Estimated costs for 2023 total $672 million for Southern Company, primarily consisting of $330 million for Alabama Power, $295 million for Georgia Power, and $21 million for Mississippi Power.
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Cash Requirements" in Item 7 herein for additional information, including estimated expenditures for construction, environmental compliance, and closure and monitoring of ash ponds and landfills for the years 2024 through 2027.
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
Fuel Supply
Electric
The traditional electric operating companies' and SEGCO's supply of electricity is primarily fueled by natural gas and coal, as well as nuclear for Alabama Power and Georgia Power. Southern Power's supply of electricity is primarily fueled by natural gas. See MANAGEMENT'S DISCUSSION AND ANALYSIS – RESULTS OF OPERATION – "Southern Company – Electricity Business – Fuel and Purchased Power Expenses" and MANAGEMENT'S DISCUSSION AND ANALYSIS – RESULTS OF OPERATION under "Fuel and Purchased Power Expenses" for each of the traditional electric operating companies in Item 7 herein for information regarding the electricity generated and the average cost of fuel in cents per net KWH generated for the years 2021 and 2022.
SCS, acting on behalf of the traditional electric operating companies and Southern Power Company, has agreements in place for the natural gas burn requirements of the Southern Company system. For 2023, SCS has contracted for 659 Bcf of natural gas supply under agreements with remaining terms up to 11 years. In addition to natural gas supply, SCS has contracts in place for both firm natural gas transportation and storage. Management believes these contracts provide sufficient natural gas supplies, transportation, and storage to ensure normal operations of the Southern Company system's natural gas generating units.
The traditional electric operating companies have agreements in place from which they expect to receive substantially all of their 2023 coal burn requirements. These agreements have terms ranging between one and three years. Fuel procurement specifications, emission allowances, environmental control systems, and fuel changes have allowed the traditional electric operating companies to remain within limits set by applicable environmental regulations. As new environmental regulations are proposed that impact the utilization of coal, the traditional electric operating companies' fuel mix will be monitored to help ensure compliance with applicable laws and regulations. Southern Company and the traditional electric operating companies will continue to evaluate the need to purchase additional emissions allowances, the timing of capital expenditures for environmental control equipment, and potential unit retirements and replacements. While none of Southern Company's subsidiaries are currently subject to renewable portfolio standards or similar requirements, management of the traditional electric operating companies is working with applicable regulators through their IRP processes to continue the generating fleet transition in a manner responsible to customers, communities, employees, and other stakeholders. See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters" in Item 7 herein and Note 2 to the financial statements under "Alabama Power – Environmental Accounting Order," "Georgia Power – Integrated Resource Plans," and "Mississippi Power – Integrated Resource Plan" in Item 8 herein for additional information, including the Southern Company system's electric generating mix and plans to retire or convert to natural gas certain coal-fired generating capacity.
Alabama Power and Georgia Power have multiple contracts covering their nuclear fuel needs for uranium, conversion services, enrichment services, and fuel fabrication with remaining terms ranging from one to 12 years. Management believes suppliers have sufficient nuclear fuel production capability to permit normal operation of the Southern Company system's nuclear generating units. Alabama Power and Georgia Power also have contracts with the United States, acting through the DOE, that provide for the permanent disposal of spent nuclear fuel. The DOE failed to begin disposing of spent fuel in 1998, as required by the contracts, and Alabama Power and Georgia Power have pursued and are pursuing legal remedies against the government for breach of contract. See Note 3 to the financial statements under "Nuclear Fuel Disposal Costs" in Item 8 herein for additional information.
Changes in fuel prices to the traditional electric operating companies are generally reflected in fuel adjustment clauses contained in rate schedules. See "Rate Matters – Rate Structure and Cost Recovery Plans" herein for additional information. Southern Power's natural gas PPAs generally provide that the counterparty is responsible for substantially all of the cost of fuel.
Natural Gas
Advances in natural gas drilling in shale producing regions of the United States have resulted in historically high supplies of natural gas. Demand increases beginning in 2021 and continuing in 2022 resulted in price increases and high volatility, which has been exacerbated by pipeline constraints and increased exports. The Henry Hub price averaged $6.38 per mmBtu in 2022. Current forecasts for 2023 are approximately $3.30. Forward market prices for 2024 and beyond indicate expectations, absent unforeseen developments, that prices will modestly increase. The potential for price increases, similar to those in 2022, and high volatility remains. Procurement plans for natural gas supply and transportation to serve regulated utility customers are reviewed and approved by the regulatory agencies in the states where Southern Company Gas operates. Southern Company Gas

    Table of Contents                                Index to Financial Statements
purchases natural gas supplies in the open market by contracting with producers and marketers and, for Atlanta Gas Light and Chattanooga Gas, under asset management agreements approved by the applicable state regulatory agency. Southern Company Gas also contracts for transportation and storage services from interstate pipelines that are regulated by the FERC. When firm pipeline services are temporarily not needed, Southern Company Gas may release the services in the secondary market under FERC-approved capacity release provisions or utilize asset management arrangements, thereby reducing the net cost of natural gas charged to customers for most of the natural gas distribution utilities. Peak-use requirements are met through utilization of company-owned storage facilities, pipeline transportation capacity, purchased storage services, peaking facilities, and other supply sources, arranged by either transportation customers or Southern Company Gas. See Note 15 to the financial statements under "Southern Company Gas" in Item 8 herein for additional information on the sale of Sequent.
Territory Served by the Southern Company System
Traditional Electric Operating Companies and Southern Power
The territory in which the traditional electric operating companies provide retail electric service comprises most of the states of Alabama and Georgia, together with southeastern Mississippi. In this territory there are non-affiliated electric distribution systems that obtain some or all of their power requirements either directly or indirectly from the traditional electric operating companies. As of December 31, 2022, the territory had an area of approximately 116,000 square miles and an estimated population of approximately 17 million. Southern Power sells wholesale electricity at market-based rates across various U.S. utility markets, primarily to investor-owned utilities, IPPs, municipalities, and other load-serving entities, as well as commercial and industrial customers.
Alabama Power is engaged, within the State of Alabama, in the generation, transmission, distribution, and purchase of electricity and the sale of electric service, at retail in approximately 400 cities and towns (including Anniston, Birmingham, Gadsden, Mobile, Montgomery, and Tuscaloosa), as well as in rural areas, and at wholesale to 11 municipally-owned electric distribution systems, all of which are served indirectly through sales to AMEA, and two rural distributing cooperative associations. The sales contract with AMEA will expire on December 31, 2025. In addition, Alabama Power sells, and cooperates with dealers in promoting the sale of, electric appliances and products and also markets and sells outdoor lighting services.
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
The following table provides the number of retail customers served by customer classification for the traditional electric operating companies at December 31, 2022:

	Alabama Power	Georgia Power	Mississippi Power	Total(*)
	(in thousands)
Residential	1,320	2,367	157	3,844
Commercial	206	326	34	566
Industrial	6	11	—	17
Other	1	9	—	10
Total(*)	1,533	2,713	192	4,437
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

    Table of Contents                                Index to Financial Statements
As of December 31, 2022, there were 62 electric cooperative distribution systems operating in the territories in which the traditional electric operating companies provide electric service at retail or wholesale.
PowerSouth is a generating and transmitting cooperative selling power to several distributing cooperatives, municipal systems, and other customers in south Alabama. As of December 31, 2022, PowerSouth owned generating units with more than 1,600 MWs of nameplate capacity, including an undivided 8.16% ownership interest in Alabama Power's Plant Miller Units 1 and 2. See PROPERTIES – "Electric – Jointly-Owned Facilities" in Item 2 herein and Note 5 to the financial statements under "Joint Ownership Agreements" in Item 8 herein for additional information.
Alabama Power has power supply agreements with PowerSouth to provide 100 MWs of year-round capacity service from November 1, 2020 through February 28, 2023, 200 MWs of year-round capacity service through January 31, 2024, and 200 MWs of winter-only capacity service through December 31, 2023. Additionally, in accordance with an agreement executed in August 2021, Alabama Power will provide approximately 100 MWs of year-round capacity service to PowerSouth beginning February 1, 2024.
In September 2021, Alabama Power and PowerSouth began operations under a coordinated planning and operations agreement, with a minimum term of 10 years. The agreement includes combined operations (including joint commitment and dispatch) and real-time energy sales and purchases and is expected to create energy cost savings and enhanced system reliability for both parties. Projected revenues are expected to offset any increased administrative costs incurred by Alabama Power. Under the agreement, Alabama Power has the right to participate in a portion of PowerSouth's future incremental load growth.
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
Mississippi Power has an interchange agreement with Cooperative Energy, a generating and transmitting cooperative, pursuant to which various services are provided. Cooperative Energy also has a 10-year network integration transmission service agreement with SCS for transmission service to certain delivery points on Mississippi Power's transmission system through March 31, 2031. See Note 2 to the financial statements under "Mississippi Power – Municipal and Rural Associations Tariff" in Item 8 herein for information on a separate shared service agreement between Mississippi Power and Cooperative Energy.
As of December 31, 2022, there were 72 municipally-owned electric distribution systems operating in the territory in which the traditional electric operating companies provide electric service at retail or wholesale.
As of December 31, 2022, 48 municipally-owned electric distribution systems and one county-owned system received their requirements through MEAG Power. MEAG Power serves these requirements from self-owned generation facilities, some of which are jointly-owned with Georgia Power, and purchases from other resources. MEAG Power also has a pseudo scheduling and services agreement with Georgia Power. Dalton serves its requirements from self-owned generation facilities, some of which are jointly-owned with Georgia Power, and through purchases from Southern Power through a service agreement. See PROPERTIES – "Electric – Jointly-Owned Facilities" in Item 2 herein and Note 5 to the financial statements under "Joint Ownership Agreements" in Item 8 herein for additional information.
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

    Table of Contents                                Index to Financial Statements
Southern Company Gas
Southern Company Gas is engaged in the distribution of natural gas in four states through the natural gas distribution utilities. The natural gas distribution utilities construct, manage, and maintain intrastate natural gas pipelines and distribution facilities. Details of the natural gas distribution utilities at December 31, 2022 are as follows:

Utility	State	Number of customers	Approximate miles of pipe
		(in thousands)
Nicor Gas	Illinois	2,268	34.7
Atlanta Gas Light	Georgia	1,707	35.3
Virginia Natural Gas	Virginia	312	5.9
Chattanooga Gas	Tennessee	71	1.7
Total		4,358	77.6
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
As of December 31, 2022, Alabama Power had cogeneration contracts in effect with seven industrial customers. Under the terms of these contracts, Alabama Power purchases excess energy generated by such companies. During 2022, Alabama Power purchased approximately 68 million KWHs from such companies. The related costs were immaterial.

    Table of Contents                                Index to Financial Statements
As of December 31, 2022, Georgia Power had contracts in effect to purchase generation from 39 small IPPs. During 2022, Georgia Power purchased 6.1 billion KWHs from such companies at a cost of $298 million. Georgia Power also has PPAs for electricity with five cogeneration facilities. Payments are subject to reductions for failure to meet minimum capacity output. During 2022, Georgia Power purchased 399 million KWHs at a cost of $37 million from these facilities.
As of December 31, 2022, Mississippi Power had a cogeneration agreement in effect with one of its industrial customers. Under the terms of this contract, Mississippi Power purchases any excess generation. During 2022, Mississippi Power did not make any such purchases.
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
•legislation and regulations, including certain bans on the use of natural gas in new or existing construction and electrification initiatives;
•the cost and capability to convert from natural gas to alternative energy products; and
•technological or regulatory changes resulting in displacement or replacement of natural gas appliances.
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

    Table of Contents                                Index to Financial Statements
FERC is also authorized to establish regional reliability organizations which enforce reliability standards, address impediments to the construction of transmission, and prohibit manipulative energy trading practices.
Alabama Power and Georgia Power are also subject to the provisions of the Federal Power Act or the earlier Federal Water Power Act applicable to licensees with respect to their hydroelectric developments. As of December 31, 2022, among the hydroelectric projects subject to licensing by the FERC are 14 existing Alabama Power generating stations having an aggregate installed capacity of 1.7 million KWs and 17 existing Georgia Power generating stations and one generating station partially owned by Georgia Power, with a combined aggregate installed capacity of 1.1 million KWs.
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
The NRC licenses for Georgia Power's Plant Hatch Units 1 and 2 expire in 2034 and 2038, respectively. On August 31, 2022, Southern Nuclear notified the NRC of its intent in 2025 to seek to renew the plant's licenses for an additional 20 years (through 2054 and 2058 for Units 1 and 2, respectively). The NRC licenses for Alabama Power's Plant Farley Units 1 and 2 expire in 2037 and 2041, respectively. The NRC licenses for Plant Vogtle Units 1 and 2 expire in 2047 and 2049, respectively.
In 2012, the NRC issued combined construction and operating licenses (COLs) for Plant Vogtle Units 3 and 4. Receipt of the COLs allowed full construction to begin. On August 3, 2022, the NRC published its 103(g) finding that the acceptance criteria in the COL for Unit 3 had been met, which allowed nuclear fuel to be loaded and start-up testing to begin. See Note 2 to the financial statements under "Georgia Power – Nuclear Construction" in Item 8 herein for additional information.

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
Rate Matters
Rate Structure and Cost Recovery Plans
Electric
The rates and service regulations of the traditional electric operating companies are uniform for each class of service throughout their respective retail service territories. Rates for residential electric service are generally of the block type based upon KWHs used and include minimum charges. Residential and other rates contain separate customer charges. Rates for commercial service are also of the block type and, for large customers, the billing demand is generally used to determine capacity and minimum bill charges. These large customers' rates are generally based upon usage by the customer and include rates with special features to encourage off-peak usage. Additionally, Alabama Power and Mississippi Power are generally allowed by their respective state PSCs to negotiate the terms and cost of service to large customers, subject to final state PSC approval.
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
Mississippi Power provides service under long-term contracts with rural electric cooperative associations and a municipality located in southeastern Mississippi under requirements cost-based electric tariffs, which are subject to regulation by the FERC. The contracts with these wholesale customers represented 12.4% of Mississippi Power's total operating revenues in 2022. Historically, these wholesale customers have acted as a group and any changes in contractual relationships for one customer are likely to be followed by the other wholesale customers.
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

    Table of Contents                                Index to Financial Statements
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
Alabama Power
Triennially, Alabama Power provides an IRP report to the Alabama PSC. This report overviews Alabama Power's resource planning process and contains information that serves as the foundation for certain decisions affecting Alabama Power's portfolio of supply-side and demand-side resources. The IRP report facilitates Alabama Power's ability to provide reliable and cost-effective electric service to customers, while accounting for the risks and uncertainties inherent in planning for resources sufficient to meet expected customer demand. Under State of Alabama law, a CCN must be obtained from the Alabama PSC before Alabama Power constructs any new generating facility, unless such construction is an ordinary extension of an existing system in the usual course of business. Alabama Power provided its most recent IRP to the Alabama PSC during 2022. On July 12, 2022, the Alabama PSC approved a CCN authorizing Alabama Power to complete the acquisition of the Calhoun Generating Station. The transaction closed on September 30, 2022. During 2022, Alabama Power continued construction of Plant Barry Unit 8, which is expected to be placed in service in November 2023. See Note 2 to the financial statements under "Alabama Power – Certificates of Convenience and Necessity" in Item 8 herein for additional information.
Georgia Power
Triennially, Georgia Power must file an IRP with the Georgia PSC that specifies how it intends to meet the future electric service needs of its customers through a combination of demand-side and supply-side resources. The Georgia PSC, under state law, must certify any new demand-side or supply-side resources for Georgia Power to receive cost recovery. Once certified, the lesser of actual or certified construction costs and purchased power costs is recoverable through rates. Certified costs may be excluded from recovery only on the basis of fraud, concealment, failure to disclose a material fact, imprudence, or criminal misconduct. On July 21, 2022, the Georgia PSC approved Georgia Power's 2022 IRP, as modified by a stipulated agreement among Georgia Power, the staff of the Georgia PSC, and certain intervenors and as further modified by the Georgia PSC. See Note 2 to the financial statements under "Georgia Power – Integrated Resource Plans" and " – Rate Plans" in Item 8 herein for additional information. Also see Note 2 to the financial statements under "Georgia Power – Nuclear Construction" in Item 8 herein for additional information on the Georgia Nuclear Energy Financing Act and the Georgia PSC certification of Plant Vogtle Units 3 and 4, which allow Georgia Power to recover certain financing costs for construction of Plant Vogtle Units 3 and 4.
Mississippi Power
Triennially, Mississippi Power must file an IRP with the Mississippi PSC, as well as an update at approximately the mid-point of the three-year cycle. The IRP must include long-term plans to best meet the needs of electric utility customers through a combination of demand-side and supply-side resources and considering transmission needs. The IRP filing is not intended to supplant or replace the Mississippi PSC's existing regulatory processes for petition and approval of CPCNs for new generating resources. Mississippi Power's most recent IRP was filed in 2021 and the next IRP is scheduled to be filed in April 2024. Mississippi Power must also file an annual report on energy delivery improvements, the latest of which was filed on December 1, 2022. See Note 2 to the financial statements under "Mississippi Power – Integrated Resource Plan" in Item 8 herein for additional information.

    Table of Contents                                Index to Financial Statements
Human Capital
Southern Company system management is committed to attracting, developing, and retaining a sustainable workforce and aims to foster a diverse, equitable, inclusive, and innovative culture. The Southern Company system's values – safety first, unquestionable trust, superior performance, and total commitment – guide behavior. The Southern Company system had approximately 27,700 employees on its payroll at December 31, 2022 comprised of the following:

At December 31, 2022(*)
Alabama Power	6,100
Georgia Power	6,600
Mississippi Power	1,000
Southern Power	500
Southern Company Gas	4,600
SCS	4,000
Southern Nuclear	3,800
PowerSecure and other	1,100
Total Southern Company system	27,700
(*)Numbers are rounded to 100s.
All Southern Company system employees are located within the United States. Part-time employees represent less than 1% of total employees.
Southern Company system management values a diverse, equitable, and inclusive workforce. Southern Company's subsidiaries have policies, programs, and processes to help ensure that all groups are represented, included, and fairly treated across all job levels. The Southern Company Board of Directors and management believe that diversity is important to provide different perspectives on risk, business strategy, and innovation. Southern Company management leads the Southern Company system's diversity, equity, and inclusion initiatives and employee recruitment, retention, and development efforts. The Board, principally through its Compensation and Talent Development Committee, oversees these efforts. Southern Company system management utilizes its "Moving to Equity" initiative that focuses on five key areas: talent, work environment, supplier inclusion, civic engagement, and community investment and social justice. This initiative demonstrates the Southern Company system's commitments, highlights key results, and tracks progress on long-term goals.
Southern Company system management supports employee resource groups, diversity councils, mentoring programs, and inclusion teams to provide formal networks of colleagues that can help promote belonging, improve employee retention, and support development. At December 31, 2022, people of color and women represented 30% and 26%, respectively, of the Southern Company system's workforce.
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
The Southern Company system supports the well-being of its employees through a comprehensive total rewards strategy with three measurable categories: physical, financial, and emotional well-being. The Southern Company system provides competitive salaries, annual incentive awards for nearly all employees, and health, welfare, and retirement benefits. The Southern Company system has a qualified defined benefit, trusteed pension plan and a qualified defined contribution, trusteed 401(k) plan which provides a competitive company matching contribution. Substantially all Southern Company system employees are eligible to participate in these plans. There are differences between the pension plan benefit formulas based on when and by which subsidiary an employee is hired. See Note 11 to the financial statements for additional information. At December 31, 2022, the average age of the Southern Company system employees was 45 and the average tenure with the Southern Company system was 15 years. Turnover rate, calculated as the percent of employees that terminated employment with the Southern Company system, including voluntary and involuntary terminations and retirements, divided by total employees, was 8.9%.
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
Southern Company system management believes the safety of employees and customers is paramount. The Southern Company system seeks to meet or exceed applicable laws and regulations while continually improving its safety technologies and processes. The Southern Company System Safety and Health Council, which includes leaders from each Registrant, works collectively across the Southern Company system to provide safety leadership, share learning, work collaboratively to address safety-related issues, and govern the consistency of safety programs. The safety programs are focused on the prevention and elimination of life-altering events, serious injuries, and fatalities. These programs include continuous process improvements to put critical controls in place to prevent serious injuries, promote learning, and implement appropriate corrective actions. In 2022, the Southern Company system had zero fatalities and a serious injury rate of 0.05, which represents the number of incidents per 100 employees (calculated by taking the number of serious injuries multiplied by 200,000 workhours and divided by the total employee workhours during the year). A serious injury is one that is life-threatening or life-changing for the employee. Serious injury examples, as defined by applicable safety regulators, include fatalities, amputations, trauma to organs, certain bone fractures, severe burns, and eye injuries.
The Southern Company system continues to provide essential services to customers while adapting to the impacts of the COVID-19 pandemic. The Southern Company system has implemented applicable safety and health guidelines issued by federal, state, and local officials, and established protocols for required work on customer premises. To date, these procedures have been effective in maintaining the Southern Company system's critical operations, while also emphasizing employee, customer, and community safety.
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
At December 31, 2022, approximately 31% of Southern Company system employees were covered by agreements with unions, with agreements expiring between 2024 and 2026.

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
The profitability of the traditional electric operating companies' and the natural gas distribution utilities' businesses is largely dependent on their ability, through the rates that they are permitted to charge, to recover their costs and earn a reasonable rate of return on invested capital. The traditional electric operating companies and the natural gas distribution utilities seek to recover their costs, including a reasonable return on invested capital, through their retail rates, which must be approved by the applicable state PSC or other applicable state regulatory agency. Such regulators, in a future rate proceeding, may alter the timing or amount of certain costs for which recovery is allowed or modify the current authorized rate of return. Rate refunds may also be required. Additionally, the rates charged to wholesale customers by the traditional electric operating companies and Southern Power and the rates charged to natural gas transportation customers by Southern Company Gas' pipeline investments must be approved by the FERC. Changes to Southern Power's and the traditional electric operating companies' ability to conduct business pursuant to FERC market-based rate authority could affect wholesale rates. Also, while a small percentage of transmission revenues are collected through wholesale electric tariffs, the majority are collected through retail rates. Transmission planning could be impacted by FERC policy changes.
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
Litigation over environmental issues and claims of various types, including property damage, personal injury, and citizen enforcement of environmental requirements has occurred throughout the United States. This litigation has included, but is not

    Table of Contents                                Index to Financial Statements
limited to, claims for damages alleged to have been caused by CO2 and other emissions, CCR, releases of regulated substances, alleged exposure to regulated substances, and/or requests for injunctive relief in connection with such matters.
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
The Southern Company system has robust processes for identifying, assessing, and responding to climate-related risks, including a scenario planning process that is used to inform resource planning decisions in the states in which the traditional electric operating companies operate. This process relies on information from internal and external sources, which may or may not be accurate in predicting future outcomes. Each year, the Southern Company system develops scenarios which look out over a 30-year horizon. In 2022, scenarios included a wide range of fuel prices, load growth, and CO2 prices starting between $0 and $50 per metric ton of CO2 emitted and escalating over the 30-year horizon.
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
The financial performance of Southern Company and its subsidiaries depends on the successful operation of the electric generation, transmission, and distribution facilities, natural gas distribution facilities, and distributed generation storage technologies and the successful performance of necessary corporate functions. There are many risks that could affect these matters, including operator error or failure of equipment or processes, accidents, operating limitations that may be imposed by environmental or other regulatory requirements or in connection with joint owner arrangements, labor disputes, physical attacks, fuel or material supply interruptions and/or shortages, transmission disruption or capacity constraints, including with respect to the Southern Company system's and third parties' transmission, storage, and transportation facilities, inability to maintain reliability consistent with customer expectations as the traditional electric operating companies and Southern Power transition their generating fleets in support of the Southern Company system's net zero goal, compliance with mandatory reliability standards, including mandatory cyber security standards, implementation of new technologies, technology system failures, cyber intrusions, environmental events, such as spills or releases, supply chain disruptions, inflation, and catastrophic events such as fires, earthquakes, explosions, floods, tornadoes, hurricanes and other storms, droughts, pandemic health events, political unrest, or other similar occurrences.
Operation of nuclear facilities involves inherent risks, including environmental, safety, health, regulatory, natural disasters, cyber intrusions, physical attacks, and financial risks, that could result in fines or the closure of the nuclear units owned by Alabama Power or Georgia Power and which may present potential exposures in excess of insurance coverage.
Alabama Power owns, and contracts for the operation of, two nuclear units and Georgia Power holds undivided interests in, and contracts for the operation of, four existing nuclear units. The six existing units are operated by Southern Nuclear and represented approximately 22% and 27% of the total KWHs generated by Alabama Power and Georgia Power, respectively, in the year ended December 31, 2022. In addition, Southern Nuclear, on behalf of Georgia Power and the other Vogtle Owners, is managing the construction and start-up of Plant Vogtle Units 3 and 4. Nuclear facilities are subject to environmental, safety, health, operational, and financial risks such as: the potential harmful effects on the environment and human health and safety resulting from a release of radioactive materials; uncertainties with respect to the ability to dispose of spent nuclear fuel and the need for longer term on-site storage; uncertainties with respect to the technological and financial aspects of decommissioning nuclear plants at the end of licensed lives and the ability to maintain and anticipate adequate capital reserves for decommissioning; limitations on the amounts and types of insurance commercially available to cover losses that might arise in connection with nuclear operations; and significant capital expenditures relating to maintenance, operation, security, and repair of these facilities.
Damages, decommissioning, or other costs could exceed the amount of decommissioning trusts or external insurance coverage, including statutorily required nuclear incident insurance.
The NRC has broad authority under federal law to impose licensing and safety-related requirements for the operation of nuclear facilities. In the event of non-compliance, the NRC has the authority to impose fines and/or shut down any unit, depending upon its assessment of the severity of the situation, until compliance is achieved. NRC orders or regulations related to increased security measures and any future NRC safety requirements could require Alabama Power and Georgia Power to make substantial operating and capital expenditures at their nuclear plants. In addition, if a serious nuclear incident were to occur, it could result in substantial costs to Alabama Power or Georgia Power and Southern Company. A major incident at a nuclear facility anywhere in the world could cause the NRC to delay or prohibit construction of new nuclear units or require additional safety measures at new and existing units. Moreover, a major incident at any nuclear facility in the United States, including facilities owned and operated by third parties, could require Alabama Power and Georgia Power to make material contributory payments.
In addition, actual or potential threats of cyber intrusions or physical attacks could result in increased nuclear licensing or compliance costs.
Transporting and storing natural gas involves risks that may result in accidents and other operating risks and costs.
Southern Company Gas' natural gas distribution and storage activities involve a variety of inherent hazards and operating risks, such as leaks, accidents, explosions, and mechanical problems, which could result in serious injury, loss of life, significant damage to property, environmental pollution, and impairment of its operations. The location of pipelines and underground natural gas storage facilities near populated areas could increase the level of damage resulting from these risks. Additionally, pipelines and underground natural gas storage facilities are subject to various state and other regulatory requirements. Failure to comply with these requirements could result in substantial monetary penalties.

    Table of Contents                                Index to Financial Statements
Physical attacks, both threatened and actual, could impact the ability of the Subsidiary Registrants to operate.
The Subsidiary Registrants face the risk of physical attacks, both threatened and actual, against their respective generation and storage facilities and the transmission and distribution infrastructure used to transport energy, which could negatively impact their ability to generate, transport, and deliver power, or otherwise operate their respective facilities, or, with respect to Southern Company Gas, its ability to distribute or store natural gas, or otherwise operate its facilities, in the most efficient manner or at all. These risks may escalate during periods of heightened geopolitical tensions. In addition, physical attacks against third-party providers could have a similar effect on the Southern Company system.
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
The Subsidiary Registrants operate in highly regulated industries that require the continued operation of sophisticated technology systems and network infrastructure, which are part of interconnected systems. Because of the critical nature of the infrastructure and the technology systems' inherent vulnerability to disability or failures due to hacking, viruses, denial of service, ransomware, acts of war or terrorism, or other types of data security breaches, the Southern Company system faces a heightened risk of cyberattack. Cyber actors, including those associated with foreign governments, have attacked and threatened to attack energy infrastructure. Various regulators have increasingly stressed that these attacks, including ransomware attacks, and attacks targeting utility systems and other critical infrastructure, are increasing in sophistication, magnitude, and frequency. Additionally, these risks may escalate during periods of heightened geopolitical tensions.
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

    Table of Contents                                Index to Financial Statements
The Southern Company system is dependent upon natural gas as a fuel source for its power generation needs, which has the potential to impact, among other things, the traditional electric operating companies' and Southern Power's costs of generation. The robust growth in supply allowed natural gas prices to moderate and remain below $3 per mmBtu in recent years; however, demand increases beginning in 2021 and continuing in 2022 resulted in price increases and high volatility. The Henry Hub price averaged $6.38 per mmBtu in 2022. Current forecasts for 2023 are approximately $3.30. Forward market prices for 2024 and beyond indicate expectations, absent unforeseen developments, that prices will modestly increase. With the majority of natural gas production being from shale gas formations, any limitation on shale gas production would be expected to have a material impact on the supply availability as well as the cost of natural gas. In addition, new demand, in particular exports to Mexico and those from LNG facilities, has grown significantly and is having greater impact on the traditional electric operating companies' and Southern Power's natural gas markets.
The traditional electric operating companies are also dependent on coal, and related coal supply contracts, for a portion of their electric generating capacity. The counterparties to coal supply contracts may not fulfill their obligations to supply coal because of financial or technical problems. In addition, the suppliers and/or railroads may be delayed in supplying or delivering or may not be required to supply or deliver coal under certain circumstances, such as in the event of a natural disaster. If the traditional electric operating companies are unable to obtain their contracted coal requirements, they may be required to purchase additional coal at higher prices or limit coal generation, and these increased costs may not be recoverable through rates if deemed to be imprudently incurred. The railroad industry has been experiencing labor shortages, which has led to delays in coal deliveries. As coal-fired generating facilities are retired, the demand for coal is expected to continue to decline. As a result, railroads may commit fewer resources to coal transportation, which could increase these risks.
Whereas fuel oil directly provides only a small portion of the Southern Company system's annual generation, its importance to the reliability of the Southern Company system's generation portfolio continues to grow. Over the last few years, related cost increases and supply chain challenges have become more common and may increase the risk of reliability challenges.
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
Most of Southern Power's generating capacity has been sold to purchasers under PPAs with Southern Power's top three customers comprising approximately 22% of Southern Power's total revenues for the year ended December 31, 2022. The traditional electric operating companies have entered into PPAs with non-affiliated parties for the sale of generating capacity.
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

    Table of Contents                                Index to Financial Statements
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
If new technologies become cost competitive and achieve sufficient scale, the market share of the Subsidiary Registrants could be eroded, and the value of their respective electric generating facilities or natural gas distribution facilities could be reduced. Additionally, these technology and customer-induced changes to the electric generation business models could change the risk profile of the Southern Company system's historical capital investments. Southern Company Gas' market share could be reduced if Southern Company Gas cannot remain price competitive in its unregulated markets.
The Subsidiary Registrants are subject to workforce factors that could affect operations.
The Southern Company system must attract, train, and retain a workforce to meet current and future needs. Events such as an aging workforce without appropriate replacements, increased cost or reduced supply of labor, mismatch of skill sets to future needs, or unavailability of contract resources may lead to operating challenges such as lack of resources, loss of knowledge, and a lengthy time period associated with skill development, including workforce needs associated with major construction projects and ongoing operations. The Southern Company system may be subject to workforce trends occurring in the United States triggered by decisions of employees to leave the workforce and/or their employer at higher rates as compared to prior years and challenges competing with other employers offering more flexible or fully-remote work options. The Southern Company system's costs, including costs for contractors to replace employees, productivity costs, and safety costs, may rise. Failure to hire and adequately obtain replacement employees, including the ability to transfer significant internal historical knowledge and expertise to the new employees, or the future availability and cost of contract labor may adversely affect Southern Company and its subsidiaries' ability to manage and operate their businesses.
Supply chain disruptions and inflation could negatively impact operations.
The Southern Company system's operations and business plans depend on the global supply chain to procure equipment, materials, and other resources. The delivery of components, materials, equipment, and other resources that are critical to the Southern Company system's operations has been impacted by ongoing domestic and global supply chain disruptions. International tensions, including the ramifications of regional conflict, could further exacerbate global supply chain disruptions. These disruptions and shortages could adversely impact business operations. The constraints in the supply chain also could restrict availability and delay construction, maintenance, or repair of items needed to support normal operations or to continue planned capital investments.
Supply chain disruptions have contributed to higher prices of components, materials, equipment, and other needed commodities, and these inflationary increases may continue. While inflation in the United States had been relatively low in recent years, its impact became more significant during 2021 and continued in 2022. Uncertainty around inflationary impacts continues to increase in the near-term outlook for economic activity. Rapid inflation or other economic factors may negatively affect the timely recovery of costs.
The impacts of the COVID-19 pandemic continue.
The effects of the continued COVID-19 pandemic and related global, federal, state, and local responses could include new or extended disruptions to capital markets, further reduced labor availability and productivity, and new or prolonged reductions in economic activity. These effects could have a variety of adverse impacts on the Registrants, including, but not limited to, new or prolonged reductions in demand for energy, particularly from commercial and industrial customers, impairment of goodwill or long-lived assets, reductions in investments recorded at fair value, further increases in costs of necessary equipment, and further challenges to the development, construction, and/or operation of the Subsidiary Registrants' facilities, including electric

    Table of Contents                                Index to Financial Statements
generation, transmission, and distribution assets, the performance of necessary corporate and customer service functions, and access to funds from financial institutions and capital markets.
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
The businesses of the Registrants require substantial expenditures for investments in new facilities as well as capital improvements, including transmission, distribution, and generation facilities for the traditional electric operating companies, generation facilities for Southern Power, and capital improvements to natural gas distribution facilities for Southern Company Gas. These expenditures also include those to settle AROs and meet environmental standards and goals. The traditional electric operating companies and Southern Power are in the process of constructing new generating facilities and/or adding environmental and other modifications to certain existing generating facilities and Southern Company Gas is replacing certain pipe in its natural gas distribution system. The traditional electric operating companies also are in the process of closing ash ponds to comply with the CCR Rule and, where applicable, state CCR rules. The Southern Company system intends to continue its strategy of developing and constructing new electric generating facilities, expanding and improving the electric transmission and electric and natural gas distribution systems, and undertaking projects to comply with environmental laws and regulations. These projects are long-term in nature and in some cases may include the development and construction of facilities with designs that have not been finalized or previously constructed.
Completion of these types of projects without delays or significant cost overruns is subject to substantial risks that have occurred or may occur, including labor costs, availability, and productivity; challenges with the management of contractors or vendors; subcontractor performance; adverse weather conditions; shortages, delays, increased costs, or inconsistent quality of equipment, materials, and labor; contractor or supplier delay; the impacts of inflation; delays due to judicial or regulatory action; nonperformance under construction, operating, or other agreements; operational readiness, including specialized operator training and required site safety programs; engineering or design problems or any remediation related thereto; design and other licensing-based compliance matters including, for Plant Vogtle Unit 4, inspections and the timely submittal by Southern Nuclear of the ITAAC documentation and the related investigations, reviews, and approvals by the NRC necessary to support NRC authorization to load fuel; challenges with start-up activities, including major equipment failure, or system integration; and/or operational performance; continued challenges related to the COVID-19 pandemic or future pandemic health events; continued public and policymaker support for projects; environmental and geological conditions; delays or increased costs to interconnect facilities to transmission grids; and increased financing costs as a result of changes in interest rates or as a result of project delays.
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
Even if a construction project (including a joint venture construction project) is completed, the total costs may be higher than estimated and may not be recoverable through regulated rates, if applicable. In addition, construction delays and contractor performance shortfalls can result in the loss of revenues. The largest construction project currently underway in the Southern Company system is Plant Vogtle Units 3 and 4. Southern Company and Georgia Power recorded total pre-tax charges to income of $3.3 billion ($2.4 billion after tax) through December 31, 2022 to reflect Georgia Power's revised estimate to complete

    Table of Contents                                Index to Financial Statements
construction and start-up of Plant Vogtle Units 3 and 4. See Note 2 to the financial statements under "Georgia Power – Nuclear Construction" in Item 8 herein for information regarding Plant Vogtle Units 3 and 4. Also see Note 2 to the financial statements under "Alabama Power – Certificates of Convenience and Necessity" in Item 8 herein for information regarding Alabama Power's construction of Plant Barry Unit 8.
Once facilities become operational, ongoing capital expenditures are required to maintain reliable levels of operation. Significant portions of the traditional electric operating companies' existing facilities were constructed many years ago. Older equipment, even if maintained in accordance with good engineering practices, may require significant expenditures to maintain efficiency, to comply with environmental requirements, to provide safe and reliable operations, and/or to meet related retirement obligations.
FINANCIAL, ECONOMIC, AND MARKET RISKS
The electric generation and energy marketing operations of the traditional electric operating companies and Southern Power and the natural gas operations of Southern Company Gas are subject to changes in energy prices and fuel costs.
The generation, energy marketing, and natural gas operations of the Southern Company system are subject to changes in energy prices and fuel costs, which could increase the cost of producing power, decrease the amount received from the sale of energy, and/or make electric generating facilities and natural gas distribution systems less competitive. The market prices for these commodities may fluctuate significantly over relatively short periods of time as a result of changes in supply and/or demand, which could increase the expenses and/or reduce the revenues of the Registrants. For the traditional electric operating companies and Southern Company Gas' regulated gas distribution operations, such impacts may not be fully recoverable through rates.
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
Volatile or significant weather events could result in substantial damage to the transmission and distribution lines of the traditional electric operating companies, the generating facilities of the traditional electric operating companies and Southern

    Table of Contents                                Index to Financial Statements
Power, and the natural gas distribution and underground storage facilities of Southern Company Gas, which is likely to negatively impact revenue. The Subsidiary Registrants have significant investments in the Atlantic and Gulf Coast regions and Southern Power and Southern Company Gas have investments in various states that could be subject to severe weather and natural disasters, including hurricanes and wildfires. Further, severe drought conditions can reduce the availability of water and restrict or prevent the operation of certain generating facilities. These volatile weather events may result in unexpected increases in customer load, requiring procurement of additional power at wholesale prices, or create other grid reliability issues.
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
These transactions also involve risks, including that they may not result in an increase in income or provide adequate or expected funds or return on capital or other anticipated benefits; they may result in Southern Company or its subsidiaries entering into new or additional lines of business, which may have new or different business or operational risks; they may not be successfully integrated into the acquiring company's operations, internal control processes, and/or accounting systems; the due diligence conducted prior to a transaction may not uncover situations that could result in financial or legal exposure or may not appropriately evaluate the likelihood or quantify the exposure from identified risks; they may result in decreased earnings, revenues, or cash flow; they may involve retained obligations in connection with transitional agreements or deferred payments related to dispositions that subject Southern Company or its subsidiaries to additional risk; Southern Company or the applicable subsidiary may not be able to achieve the expected financial benefits from the use of funds generated by any dispositions; expected benefits of a transaction may be dependent on the cooperation, performance, or credit risk of a counterparty; minority investments in growth companies may not result in a positive return on investment; or, for the traditional electric operating companies and Southern Company Gas, costs associated with such investments that were expected to be recovered through regulated rates may not be recoverable.
Southern Company and Southern Company Gas are holding companies and Southern Power owns many of its assets indirectly through subsidiaries. Each of these companies is dependent on cash flows from their respective subsidiaries to meet their ongoing and future financial obligations.
Southern Company and Southern Company Gas are holding companies and, as such, they have no operations of their own. Substantially all of Southern Company's and Southern Company Gas' and many of Southern Power's respective consolidated assets are held by subsidiaries. Southern Company's, Southern Company Gas' and, to a certain extent, Southern Power's ability to meet their respective financial obligations, including making interest and principal payments on outstanding indebtedness, and, for Southern Company, to pay dividends on its common stock, is dependent on the net income and cash flows of their respective subsidiaries and the ability of those subsidiaries to pay upstream dividends or to repay borrowed funds. Prior to funding Southern Company, Southern Company Gas, or Southern Power, the respective subsidiaries have financial obligations and, with respect to Southern Company and Southern Company Gas, regulatory restrictions that must be satisfied, including among others, debt service. In addition, Southern Company, Southern Company Gas, and Southern Power may provide capital

    Table of Contents                                Index to Financial Statements
contributions or debt financing to subsidiaries under certain circumstances, which would reduce the funds available to meet their respective financial obligations, including making interest and principal payments on outstanding indebtedness, and to pay dividends on Southern Company's common stock.
A downgrade in the credit ratings of any of the Registrants, Southern Company Gas Capital, or Nicor Gas could negatively affect their ability to access capital at reasonable costs and/or could require posting of collateral or replacing certain indebtedness.
There are numerous factors that rating agencies evaluate to arrive at credit ratings for the Registrants, Southern Company Gas Capital, and Nicor Gas, including capital structure, regulatory environment, the ability to cover liquidity requirements, other commitments for capital, and certain other controllable and uncontrollable events. The Registrants, Southern Company Gas Capital, and Nicor Gas could experience a downgrade in their ratings if any rating agency concludes that the level of business or financial risk of the industry or the applicable company has deteriorated. Changes in ratings methodologies by the agencies could also have a negative impact on credit ratings. If one or more rating agencies downgrade any Registrant, Southern Company Gas Capital, or Nicor Gas, borrowing costs likely would increase, including potential automatic increases in interest rates or fees under applicable term loans and credit facilities, the pool of investors and funding sources would likely decrease, and, particularly for any downgrade to below investment grade, significant collateral requirements may be triggered in a number of contracts. Any credit rating downgrades could require altering the mix of debt financing currently used and could require the issuance of secured indebtedness and/or indebtedness with additional restrictive covenants binding the applicable company.
Uncertainty in demand for energy can result in lower earnings or higher costs.
The traditional electric operating companies and Southern Power each engage in a long-term planning process to estimate the optimal mix and timing of new generation assets required to serve future load obligations. Southern Company Gas engages in a long-term planning process to estimate the optimal mix and timing of building new pipelines, replacing existing pipelines, and entering new markets and/or expanding in existing markets. These planning processes must project many years into the future to accommodate the long lead times associated with the permitting and construction of new generation and associated transmission facilities and natural gas distribution facilities. Inherent risk exists in predicting demand as future loads are dependent on many uncertain factors, including economic conditions, customer usage patterns, efficiency programs, and customer technology adoption. Because regulators may not permit the traditional electric operating companies or the natural gas distribution utilities to adjust rates to recover the costs of new generation and associated transmission assets and/or new pipelines and related infrastructure in a timely manner or at all, these subsidiaries may not be able to fully recover these costs or may have exposure to regulatory lag associated with the time between the incurrence of costs and the recovery in customers' rates. In addition, under Southern Power's model of selling capacity and energy at negotiated market-based rates under long-term PPAs, Southern Power might not be able to fully execute its business plan if market prices drop below original forecasts. Southern Power and/or the traditional electric operating companies may not be able to extend or replace existing PPAs upon expiration, or they may be forced to market these assets at prices lower than originally intended.
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

    Table of Contents                                Index to Financial Statements
The businesses of the Registrants and Nicor Gas are dependent on their ability to successfully access capital through capital markets and financial institutions.
The Registrants and Nicor Gas rely on access to both short-term and longer-term capital markets as a significant source of liquidity to meet capital requirements not satisfied by the cash flow from their respective operations. If any of the Registrants or Nicor Gas is not able to access capital at competitive rates or on favorable terms, its ability to implement its business plan will be limited due to weakened capacity to fund capital investments or acquisitions that it may otherwise rely on to achieve future earnings and cash flows. In addition, the Registrants and Nicor Gas rely on committed credit facilities as back-up liquidity for access to low cost money markets. Certain market disruptions, including an economic downturn or uncertainty, continued increases in interest rates, bankruptcy or financial distress at an unrelated utility company, financial institution, or sovereign entity, capital markets volatility and disruption, either nationally or internationally, changes in tax policy, volatility in market prices for electricity and natural gas, actual or threatened cyber or physical attacks on facilities within the Southern Company system or owned by unrelated utility companies, future impacts of the COVID-19 pandemic or other pandemic health events, war or threat of war, or the overall health of the utility and financial institution industries, may increase the cost of borrowing or adversely affect the ability to raise capital through the issuance of securities or other borrowing arrangements or the ability to secure committed bank lending agreements used as back-up sources of capital. Furthermore, some financial institutions may be limited in their ability to provide capital to the Registrants as a result of such financial institution's investment criteria, including criteria related to GHG.
Additionally, since a portion of the Registrants' and Southern Company Gas Capital's indebtedness bears interest at variable rates based on LIBOR, uncertainty related to its announced phase out and alternative reference rates may adversely affect financing costs. Any replacement benchmark rates may be relatively new, fundamentally different from LIBOR, and/or more volatile than other benchmark or market rates. SOFR has been identified as the current replacement benchmark rate for LIBOR in the United States, although the SOFR market is not yet fully developed.
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
Shareholder activism could cause Southern Company to incur significant expense, hinder execution of Southern Company's business strategy, and impact Southern Company's stock price.
Shareholder activism, which can take many forms and arise in a variety of situations, could result in substantial costs and divert management's and Southern Company's board's attention and resources. Additionally, such shareholder activism could give rise to perceived uncertainties as to Southern Company's future, adversely affect the Southern Company system's relationships with its employees, customers, regulators, or service providers, and make it more difficult to attract and retain qualified personnel. Also, Southern Company may be required to incur significant fees and other expenses related to activist shareholder matters,

    Table of Contents                                Index to Financial Statements
including for third-party advisors. Southern Company's stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks, and uncertainties of any shareholder activism.
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
Goodwill is not amortized, but is evaluated for impairment at least annually or more frequently if impairment indicators are present that would more likely than not reduce the fair value of a reporting unit below its carrying amount and long-lived assets are tested for impairment whenever events or circumstances indicate that an asset group's carrying amount may not be recoverable. At December 31, 2022, goodwill was $5.2 billion and $5.0 billion for Southern Company and Southern Company Gas, respectively.
In addition, Southern Company and its subsidiaries have long-lived assets recorded on their balance sheets. To the extent the carrying amount of goodwill or long-lived assets become impaired, the affected Registrant may be required to incur impairment charges that could have a material impact on their results of operations. See Notes 1, 7, 9, and 15 to the financial statements in Item 8 herein for information regarding certain impairment charges at Southern Company and Southern Company Gas.
Item 1B.UNRESOLVED STAFF COMMENTS.
None.

    Table of Contents                                Index to Financial Statements
Item 2. PROPERTIES
Electric
At December 31, 2022, the traditional electric operating companies, Southern Power, and SEGCO owned and/or operated the generating facilities listed in the table below. The traditional electric operating companies have certain jointly-owned generating stations. For these facilities, the nameplate capacity shown represents the Registrant's portion of total plant capacity, with ownership percentages provided if less than 100%. See "Jointly-Owned Facilities" and "Titles to Property" herein and Note 5 to the financial statements under "Joint Ownership Agreements" in Item 8 herein for additional information.

Company/Facility Type(a)/Facility Name/ Ownership Percentage	Location	Nameplate Capacity (KWs)
Alabama Power(b)
Coal
Barry Unit 5	Mobile, AL	700,000
Gaston Unit 5	Wilsonville, AL	880,000
Miller (95.92%)	Birmingham, AL	2,532,288
Total Coal		4,112,288
Natural Gas
Combined Cycle:
Barry Units 6 and 7	Mobile, AL	1,070,424
Central Alabama Generating Station	Autauga County, AL	885,000
Combustion Turbine:
Calhoun Generating Station	Calhoun County, AL	748,000
Greene County	Demopolis, AL	720,000
Steam:
Barry Units 1, 2, and 4	Mobile, AL	600,000
Greene County Units 1 and 2 (60%)	Demopolis, AL	300,000
Total Natural Gas		4,323,424
Nuclear
Farley	Dothan, AL	1,720,000
Hydro
Bankhead	Holt, AL	53,985
Bouldin	Wetumpka, AL	225,000
Harris	Wedowee, AL	132,000
Henry	Ohatchee, AL	72,900
Holt	Holt, AL	46,944
Jordan	Wetumpka, AL	100,000
Lay	Clanton, AL	177,000
Lewis Smith	Jasper, AL	157,500
Logan Martin	Vincent, AL	135,000
Martin	Dadeville, AL	182,000
Mitchell	Verbena, AL	170,000
Thurlow	Tallassee, AL	81,000
Weiss	Leesburg, AL	87,750
Yates	Tallassee, AL	47,000
Total Hydro		1,668,079

    Table of Contents                                Index to Financial Statements

Company/Facility Type(a)/Facility Name/ Ownership Percentage	Location	Nameplate Capacity (KWs)
Cogeneration
Lowndes County	Burkeville, AL	104,800
Theodore	Theodore, AL	236,418
Washington County	Washington County, AL	123,428
Total Cogeneration		464,646
Solar
Anniston Army Depot	Dale County, AL	7,380
Fort Rucker	Calhoun County, AL	10,560
Total Solar		17,940

Total Alabama Power Generating Capacity		12,306,377

Georgia Power
Natural Gas
Combined Cycle:
McDonough-Atkinson Units 4 through 6	Atlanta, GA	2,520,000
McIntosh Units 10 and 11	Effingham County, GA	1,318,920
Combustion Turbine:
McDonough Unit 3	Atlanta, GA	78,800
McIntosh Units 1 through 8	Effingham County, GA	640,000
McManus	Brunswick, GA	481,700
Robins	Warner Robins, GA	158,400
Wilson	Augusta, GA	354,100
Steam:
Yates	Newnan, GA	700,000
Total Natural Gas		6,251,920
Coal
Bowen	Cartersville, GA	3,160,000
Scherer (8.4% of Units 1 and 2 and 75% of Unit 3)	Macon, GA	750,924
Total Coal		3,910,924
Nuclear
Hatch (50.1%)	Baxley, GA	899,612
Vogtle Units 1 and 2 (45.7%)	Augusta, GA	1,060,240
Total Nuclear		1,959,852
Hydro
Bartletts Ferry	Columbus, GA	173,000
Burton	Clayton, GA	8,100
Flint River	Albany, GA	5,400
Goat Rock	Columbus, GA	40,500
Lloyd Shoals	Jackson, GA	18,000
Morgan Falls	Atlanta, GA	16,800
Nacoochee	Lakemont, GA	4,800
North Highlands	Columbus, GA	29,600
Oliver Dam	Columbus, GA	60,000
Rocky Mountain (25.4%)	Rome, GA	229,362	(c)
Sinclair Dam	Milledgeville, GA	45,000

    Table of Contents                                Index to Financial Statements

Company/Facility Type(a)/Facility Name/ Ownership Percentage	Location	Nameplate Capacity (KWs)
Tallulah Falls	Clayton, GA	72,000
Terrora	Clayton, GA	20,800
Tugalo	Clayton, GA	45,000
Wallace Dam	Eatonton, GA	321,300
Yonah	Toccoa, GA	22,500
Total Hydro		1,112,162
Solar
Fort Benning	Columbus, GA	30,005
Fort Gordon	Augusta, GA	30,000
Fort Stewart	Fort Stewart, GA	30,000
Fort Valley	Fort Valley, GA	10,800
Kings Bay	Camden County, GA	30,161
Marine Corps Logistics Base	Albany, GA	31,161
Moody Air Force Base	Valdosta, GA	49,500
Robins Air Force Base	Warner Robins, GA	128,000
8 Other Plants	Various Georgia locations	18,479
Total Solar		358,106

Total Georgia Power Generating Capacity		13,592,964

Mississippi Power
Natural Gas
Combined Cycle:
Daniel	Pascagoula, MS	1,070,424
Ratcliffe	Kemper County, MS	769,898
Combustion Turbine:
Sweatt	Meridian, MS	39,400
Watson	Gulfport, MS	39,360
Steam:
Greene County Units 1 and 2 (40%)	Demopolis, AL	200,000
Watson	Gulfport, MS	750,000
Total Natural Gas		2,869,082
Coal
Daniel (50%)	Pascagoula, MS	500,000
Cogeneration
Chevron Cogenerating Station	Pascagoula, MS	147,292	(d)

Total Mississippi Power Generating Capacity		3,516,374

Southern Power
Natural Gas
Combined Cycle:
Franklin	Smiths, AL	1,857,820
Harris	Autaugaville, AL	1,318,920
Rowan Unit 4	Salisbury, NC	530,550
Wansley Units 6 and 7	Carrollton, GA	1,073,000

    Table of Contents                                Index to Financial Statements

Company/Facility Type(a)/Facility Name/ Ownership Percentage	Location	Nameplate Capacity (KWs)
Combustion Turbine:
Addison	Thomaston, GA	668,800
Cleveland	Cleveland County, NC	720,000
Dahlberg	Jackson County, GA	756,000
Rowan Units 1 through 3	Salisbury, NC	455,250
Total Natural Gas		7,380,340
Wind
Beech Ridge II	Greenbrier County, WV	56,200
Bethel	Castro County, TX	276,000
Cactus Flats	Concho County, TX	148,350
Deuel Harvest	Deuel County, SD	301,100
Glass Sands	Murray County, OK	118,300
Grant Plains	Grant County, OK	147,200
Grant Wind	Grant County, OK	151,800
Kay Wind	Kay County, OK	299,000
Passadumkeag	Penobscot County, ME	42,900
Reading	Osage & Lyon Counties, KS	200,100
Salt Fork	Donley & Gray Counties, TX	174,000
Skookumchuck	Lewis & Thurston Counties, WA	136,800
Tyler Bluff	Cooke County, TX	125,580
Wake Wind	Crosby & Floyd Counties, TX	257,250
Wildhorse Mountain	Pushmataha County, OK	100,000
Total Wind		2,534,580	(e)
Solar
Adobe	Kern County, CA	20,000
Apex	North Las Vegas, NV	20,000
Boulder I	Clark County, NV	100,000
Butler	Taylor County, GA	104,000
Butler Solar Farm	Taylor County, GA	22,000
Calipatria	Imperial County, CA	20,000
Campo Verde	Imperial County, CA	147,420
Cimarron	Colfax County, NM	30,640
Decatur County	Decatur County, GA	20,000
Decatur Parkway	Decatur County, GA	84,000
Desert Stateline	San Bernadino County, CA	299,990
East Pecos	Pecos County, TX	120,000
Garland	Kern County, CA	205,290
Gaskell West I	Kern County, CA	20,000
Granville	Granville County, NC	2,500
Henrietta	Kings County, CA	102,000
Imperial Valley	Imperial County, CA	163,200
Lamesa	Dawson County, TX	102,000
Lost Hills-Blackwell	Kern County, CA	32,000
Macho Springs	Luna County, NM	55,000
Morelos del Sol	Kern County, CA	15,000
North Star	Fresno County, CA	61,600
Pawpaw	Taylor County, GA	30,480
Roserock	Pecos County, TX	160,000
Rutherford	Rutherford County, NC	74,800
Sandhills	Taylor County, GA	148,000

    Table of Contents                                Index to Financial Statements

Company/Facility Type(a)/Facility Name/ Ownership Percentage	Location	Nameplate Capacity (KWs)
Spectrum	Clark County, NV	30,240
Tranquillity	Fresno County, CA	205,300
Total Solar		2,395,460	(f)
Battery Storage
Garland	Kern County, CA	88,000	(g)
Millikan	Orange County, CA	2,000	(h)
Tranquillity	Fresno County, CA	72,000	(g)
Wildcat	Palm Springs, CA	1,500	(h)
Total Battery Storage		163,500
Fuel Cell
Red Lion and Brookside	New Castle and Newark, DE	27,500	(i)

Total Southern Power Generating Capacity		12,501,380

SEGCO
Gaston Units 1 through 4 (Natural Gas-Steam)	Wilsonville, AL	1,000,000
Gaston (Natural Gas-Combustion Turbine)	Wilsonville, AL	19,680
Total SEGCO Generating Capacity		1,019,680	(j)

Southern Company System
Natural Gas		21,844,446
Coal		8,523,212
Nuclear		3,679,852
Hydro		2,780,241
Solar		2,771,506
Wind		2,534,580
Cogeneration		611,938
Battery Storage		163,500
Fuel Cell		27,500
Total Southern Company System Generating Capacity		42,936,775

(a)Represents the primary fuel source.
(b)Plant Gadsden, a 120-MW natural gas steam plant, was retired on December 31, 2022.
(c)Operated by OPC.
(d)Generation is dedicated to a single industrial customer. See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Credit Rating Risk" in Item 7 herein.
(e)Southern Power owns 100% of Glass Sands and is also the controlling partner in a non-tax equity partnership for Beech Ridge II. Southern Power is the controlling partner in tax equity partnerships owning Cactus Flats, Wildhorse Mountain, Reading, Skookumchuck, and Deuel Harvest (additionally for Skookumchuck and Deuel Harvest, a noncontrolling interest in Southern Power's remaining equity is owned by another partner). Southern Power is the controlling partner in SP Wind (a tax equity partnership owning the remaining eight Southern Power wind facilities). SP Wind is the 90.1% majority owner of Wake Wind and owns 100% of the other SP Wind facilities. All of these entities are consolidated subsidiaries of Southern Power and the capacity shown in the table is 100% of the nameplate capacity for the respective facility.
(f)Southern Power owns a 67% equity interest in SP Solar (a limited partnership indirectly owning all of Southern Power's solar facilities, except the Roserock and Gaskell West I solar facilities). SP Solar is the 51% majority owner of Boulder I, Garland, Henrietta, Imperial Valley, Lost Hills Blackwell, North Star, and Tranquillity solar facilities; the 66% majority owner of Desert Stateline solar facility; and the sole owner of the remaining SP Solar solar facilities. Southern Power owns 100% of Roserock and is also the controlling partner in a tax equity partnership owning Gaskell West I. All of these entities are consolidated subsidiaries of Southern Power and the capacity shown in the table is 100% of the nameplate capacity for the respective facility.
(g)Southern Power is the controlling partner in a tax equity partnership owning the Garland and Tranquillity battery energy storage facilities. Additionally, the noncontrolling interests in Southern Power's remaining equity are owned by two other partners and the facilities are indirect subsidiaries of SP Solar. These entities are consolidated subsidiaries of Southern Power and the capacity shown in the table is 100% of the nameplate capacity for the respective facility.

    Table of Contents                                Index to Financial Statements
(h)Subsequent to December 31, 2022, Southern Power, as the Class A member, sold its equity method investment in the facility.
(i)Southern Power has two noncontrolling interest partners that own approximately 10 MWs of the facility. These entities are consolidated subsidiaries of Southern Power and the capacity shown in the table is 100% of the nameplate capacity for the respective facility.
(j)Alabama Power and Georgia Power each own 50% of the outstanding common stock of SEGCO, an operating public utility company. Alabama Power and Georgia Power are each entitled to one-half of SEGCO's capacity and energy. Alabama Power acts as SEGCO's agent in the operation of SEGCO's units and furnishes fuel to SEGCO for its units. See Note 7 to the financial statements under "SEGCO" in Item 8 herein for additional information.
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters" in Item 7 herein and Note 2 to the financial statements under "Alabama Power – Environmental Accounting Order," "Georgia Power – Integrated Resource Plans," and "Mississippi Power – Integrated Resource Plan" in Item 8 herein for information regarding plans to retire or convert to natural gas certain coal-fired generating capacity included in the table above.
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
Mississippi Power owns a 79-mile length of 500-kilovolt transmission line which is leased to Entergy Gulf States Louisiana, LLC. The line extends from Plant Daniel to the Louisiana state line. Entergy Gulf States Louisiana, LLC is paying a use fee through 2024 covering all expenses and the amortization of the original cost. At December 31, 2022, the unamortized portion was approximately $1 million.
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
In conjunction with Southern Company's 2019 sale of Gulf Power, Mississippi Power and NextEra Energy agreed to negotiate a mutually acceptable revised operating agreement for Plant Daniel. On July 12, 2022, the co-owners executed a revised operating agreement. The dispatch procedures in the revised operating agreement for the two jointly-owned coal units at Plant Daniel resulted in Mississippi Power designating one of the two units as primary and the other as secondary in lieu of each company separately owning 100% of a single generating unit. Mississippi Power has the option to purchase its co-owner's ownership interest for $1 on January 15, 2024, provided that Mississippi Power exercises the option no later than 120 days prior to that date. See Notes 2 and 3 under "Mississippi Power – Integrated Resource Plan" and "Other Matters – Mississippi Power – Plant Daniel," respectively, in Item 8 herein for additional information on Plant Daniel.
In 2022, the maximum demand on the traditional electric operating companies, Southern Power Company, and SEGCO was 37,035,000 KWs and occurred on June 15, 2022, which was also the maximum all-time demand. This amount excludes demand served by capacity retained by MEAG Power, OPC, and SEPA. The reserve margin for the traditional electric operating companies, Southern Power Company, and SEGCO in 2022 was 20%.
Jointly-Owned Facilities
Alabama Power, Georgia Power, and Mississippi Power at December 31, 2022 had undivided interests in certain generating plants and other related facilities with non-affiliated parties. The percentages of ownership of the total plant or facility are as follows:

		Percentage Ownership
	Total Capacity	Alabama Power	Power South	Georgia Power	Mississippi Power	OPC	MEAG Power	Dalton	FP&L
	(MWs)
Plant Miller Units 1 and 2	1,320	91.8%	8.2%	—%	—%	—%	—%	—%	—%
Plant Hatch	1,796	—	—	50.1	—	30.0	17.7	2.2	—
Plant Vogtle Units 1 and 2	2,320	—	—	45.7	—	30.0	22.7	1.6	—
Plant Scherer Units 1 and 2	1,636	—	—	8.4	—	60.0	30.2	1.4	—
Plant Scherer Unit 3	818	—	—	75.0	—	—	—	—	25.0
Rocky Mountain	903	—	—	25.4	—	74.6	—	—	—
Plant Daniel Units 1 and 2	1,000	—	—	—	50.0	—	—	—	50.0

    Table of Contents                                Index to Financial Statements
Alabama Power, Georgia Power, and Mississippi Power have contracted to operate and maintain the respective units in which each has an interest (other than Rocky Mountain) as agent for the joint owners. Southern Nuclear operates and provides services to Alabama Power's and Georgia Power's nuclear plants.
In addition, Georgia Power has commitments, in the form of capacity purchases totaling $41 million, regarding a portion of a 5% interest in the original cost of Plant Vogtle Units 1 and 2 owned by MEAG Power that are in effect until the later of the retirement of the plant or the latest stated maturity date of MEAG Power's bonds issued to finance such ownership interest. See Note 3 to the financial statements under "Commitments" in Item 8 herein for additional information.
Construction continues on Plant Vogtle Units 3 and 4, which are jointly owned by the Vogtle Owners (with each owner currently holding the same undivided ownership interest as shown in the table above with respect to Plant Vogtle Units 1 and 2). See Note 2 to the financial statements under "Georgia Power – Nuclear Construction" in Item 8 herein.
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
Distribution and Transmission Mains
Southern Company Gas' distribution systems transport natural gas from its pipeline suppliers to customers in its service areas. These systems consist primarily of distribution and transmission mains, compressor stations, peak shaving/storage plants, service lines, meters, and regulators. At December 31, 2022, Southern Company Gas' gas distribution operations segment owned 77,591 miles of underground distribution and transmission mains, which are located on easements or rights-of-way that generally provide for perpetual use.
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

    Table of Contents                                Index to Financial Statements
All Other
On September 7, 2022, certain affiliates of Southern Company Gas entered into agreements to sell two natural gas storage facilities located in California and Texas. The sale of the Texas facility was completed on November 18, 2022 and completion of the sale of the California facility is expected later in 2023. The ultimate outcome of this matter cannot be determined at this time. See Note 15 to the financial statements under "Southern Company Gas" in Item 8 herein for additional information.
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

    Table of Contents                                Index to Financial Statements
INFORMATION ABOUT OUR EXECUTIVE OFFICERS – SOUTHERN COMPANY
(Identification of executive officers of Southern Company is inserted in Part I in accordance with Regulation S-K, Item 401) The ages of the officers set forth below are as of December 31, 2022.
Thomas A. Fanning(1)
Chairman, President, and Chief Executive Officer
Age 65
First elected in 2003. Chairman and Chief Executive Officer since December 2010 and President since August 2010.
Daniel S. Tucker
Executive Vice President and Chief Financial Officer
Age 52
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
Age 56
First elected in 2020. Executive Vice President and President of External Affairs since January 2021. Executive Vice President of SCS since November 2020. Previously served as Senior Vice President of SCS with responsibility for governmental affairs from January 2015 to November 2020.
Stanley W. Connally, Jr.
Executive Vice President
Age 53
First elected in 2012. Executive Vice President since April 2021. Chairman, President, and Chief Executive Officer of SCS since April 2021. Previously served as Executive Vice President for Operations of SCS from June 2018 to April 2021, President, Chief Executive Officer, and Director of Gulf Power from July 2012 through December 2018, and Chairman of Gulf Power's Board of Directors from July 2015 through December 2018.
Christopher Cummiskey
Executive Vice President
Age 48
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
Age 59
First elected in 2021. Executive Vice President since April 2021. Chief Information Officer and Executive Vice President of SCS since July 2015. Previously served as Vice President from July 2015 through April 2021.
Kimberly S. Greene(1)
Chairman, President, and Chief Executive Officer of Southern Company Gas
Age 56
First elected in 2013. Chairman, President, and Chief Executive Officer of Southern Company Gas since June 2018. Director of Southern Company Gas since July 2016. Previously served as Executive Vice President and Chief Operating Officer of Southern Company from March 2014 through June 2018.
James Y. Kerr II(1)
Executive Vice President, Chief Legal Officer, and Chief Compliance Officer
Age 58
First elected in 2014. Executive Vice President, Chief Legal Officer (formerly known as General Counsel), and Chief Compliance Officer since March 2014.

    Table of Contents                                Index to Financial Statements
Stephen E. Kuczynski(2)
Chairman, President, and Chief Executive Officer of Southern Nuclear
Age 60
First elected in 2011. Chairman, President, and Chief Executive Officer of Southern Nuclear since July 2011.
J. Jeffrey Peoples
Chairman, President, and Chief Executive Officer of Alabama Power
Age 63
First elected in 2023. Chairman, President, and Chief Executive Officer of Alabama Power since January 2023. Previously served as Executive Vice President of Customer and Employee Services of Alabama Power from June 2020 to January 2023, Senior Vice President of Employee Services and Labor Relations of Alabama Power from June 2018 to June 2020, Executive Vice President and Chief Administrative Officer of Southern Company Gas and President of AGL Services Company from September 2018 to June 2020, and Vice President of Human Resources of Alabama Power from December 2015 to June 2018.
Sterling A. Spainhour(1)
Executive Vice President, Chief Legal Officer, and Chief Compliance Officer (effective April 1, 2023)
Age 54
First elected effective April 1, 2023. Currently serving as Senior Vice President, General Counsel, Corporate Secretary, and Chief Compliance Officer of Georgia Power since June 2020 and Senior Vice President and General Counsel – East of SCS since July 2020. Previously served as Senior Vice President and General Counsel of SCS from December 2016 to July 2020.
Anthony L. Wilson
Chairman, President, and Chief Executive Officer of Mississippi Power
Age 58
First elected in 2015. President of Mississippi Power since October 2015 and Chief Executive Officer and Director since January 2016. Chairman of Mississippi Power's Board of Directors since August 2016.
Christopher C. Womack(1)
Chairman, President, and Chief Executive Officer of Georgia Power
Age 64
First elected in 2008. Chairman and Chief Executive Officer of Georgia Power since June 2021 and President of Georgia Power since November 2020. Previously served as Executive Vice President and President of External Affairs of Southern Company from January 2009 to October 2020.

(1)Mr. Womack has been appointed President of Southern Company and elected as a member of the Board of Directors of Southern Company, each effective March 31, 2023. Mr. Womack also has been appointed Chief Executive Officer of Southern Company effective immediately following the conclusion of Southern Company's 2023 Annual Meeting of Stockholders. Mr. Fanning will relinquish the role of President upon Mr. Womack's assumption of the role on March 31, 2023 and assume the role of Executive Chairman of Southern Company upon Mr. Womack's assumption of the role of Chief Executive Officer. In addition, effective March 31, 2023, Ms. Greene has been named Chair of the Board of Directors, Chief Executive Officer, and President of Georgia Power and Mr. Kerr has been named Chairman of the Board of Directors, Chief Executive Officer, and President of Southern Company Gas, and effective April 1, 2023, Mr. Spainhour has been named Executive Vice President, Chief Legal Officer, and Chief Compliance Officer of Southern Company.
(2)Mr. Kuczynski has resigned, effective March 31, 2023, from his position as President of Southern Nuclear. Mr. Kuczynski will remain Chairman and Chief Executive Officer of Southern Nuclear.

Each officer listed above was elected at the annual meeting (or by written consent in lieu of the annual meeting) of the board of directors of the applicable company, to serve until the next such annual meeting or until his or her successor is elected and qualified, except for Mr. Peoples who was elected on January 4, 2023 and Mr. Spainhour who was elected on February 6, 2023.

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
(a)(2) Number of Southern Company's common stockholders of record at January 31, 2023: 99,521
Southern Company has paid dividends on its common stock since 1948. Dividends paid per share of common stock were $2.70 in 2022 and $2.62 in 2021. In January 2023, Southern Company declared a quarterly dividend of 68 cents per share. Dividends on Southern Company's common stock are payable at the discretion of Southern Company's Board of Directors and depend upon earnings, financial condition, and other factors. See Note 8 to the financial statements under "Dividend Restrictions" in Item 8 herein for additional information.
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
None.

Item 6.RESERVED

    Table of Contents                                Index to Financial Statements
Item 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 that are not included in this Annual Report on Form 10-K can be found in Item 7 of each Registrant's Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on February 16, 2022. The following Management's Discussion and Analysis of Financial Condition and Results of Operations is a combined presentation; however, information contained herein relating to any individual Registrant is filed by such Registrant on its own behalf and each Registrant makes no representation as to information related to the other Registrants.
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
Southern Company's other business activities include providing distributed energy and resilience solutions and deploying microgrids for commercial, industrial, governmental, and utility customers, as well as investments in telecommunications. Management continues to evaluate the contribution of each of these activities to total shareholder return and may pursue acquisitions, dispositions, and other strategic ventures or investments accordingly.
See FUTURE EARNINGS POTENTIAL herein for a discussion of the many factors that could impact the Registrants' future results of operations, financial condition, and liquidity.
Recent Developments
Alabama Power
On July 12, 2022, the Alabama PSC approved the following items:
•Alabama Power's petition for a certificate of convenience and necessity authorizing Alabama Power to complete the acquisition of the Calhoun Generating Station. The transaction closed on September 30, 2022 and the related costs are being recovered through Rate CNP New Plant, which reflected an increase in annual revenues of $34 million, or 0.6%, effective with November 2022 billings.
•An increase to Rate ECR effective with August 2022 billings, which resulted in an increase of approximately $310 million annually. The approved changes in the Rate ECR factor have no significant effect on Alabama Power's net income, but do impact the related operating cash flows.
•Modifications to Rate NDR.
•An accounting order authorizing Alabama Power to create a reliability reserve separate from the NDR and transition the previous Rate NDR authority related to reliability expenditures to the reliability reserve. Alabama Power may make accruals to the reliability reserve if the NDR balance exceeds $35 million. At December 31, 2022, Alabama Power accrued $166 million to the reserve.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
On September 23, 2022, the FERC authorized Alabama Power to use updated depreciation rates from its 2021 depreciation study effective January 2023. The updated depreciation rates are expected to result in an approximately $500 million increase in annual depreciation expense.
On November 1, 2022, the Alabama PSC approved an increase to Rate ECR of approximately $500 million annually effective with December 2022 billings. The approved changes in the Rate ECR factor have no significant effect on Alabama Power's net income, but do impact operating cash flows related to fuel cost recovery.
On December 1, 2022, Alabama Power submitted calculations for Rate CNP Compliance for 2023 which resulted in an annual revenue increase of approximately $255 million, or 3.7%, effective with January 2023 billings, primarily due to updated depreciation rates.
On December 6, 2022, the Alabama PSC approved Rate CNP Depreciation, which allows Alabama Power to recover changes in depreciation resulting from updates to certain depreciation rates. Rate CNP Depreciation will result in an annual revenue increase of approximately $318 million, or 4.6%, effective with January 2023 billings. In addition, the Alabama PSC directed Alabama Power to accelerate the amortization of a regulatory liability associated with excess federal accumulated deferred income taxes, which is being returned to customers through bill credits of up to approximately $318 million in 2023 to offset the impact of the Rate CNP Depreciation increase. The Alabama PSC will determine the treatment of any remaining excess federal accumulated deferred income taxes at a future date. The ultimate outcome of this matter cannot be determined at this time.
During 2022, Alabama Power continued construction of Plant Barry Unit 8, which is expected to be placed in service in November 2023. At December 31, 2022, associated project expenditures totaled approximately $518 million.
For the year ended December 31, 2022, Alabama Power's weighted common equity return exceeded 6.15%, resulting in Alabama Power establishing a current regulatory liability of $62 million. On February 7, 2023, the Alabama PSC directed Alabama Power to issue the 2022 refund to customers through bill credits in August 2023.
See Note 2 to the financial statements under "Alabama Power" for additional information.
Georgia Power
Plant Vogtle Units 3 and 4 Construction and Start-Up Status
Construction continues on Plant Vogtle Units 3 and 4 (with electric generating capacity of approximately 1,100 MWs each), in which Georgia Power currently holds a 45.7% ownership interest. Georgia Power's share of the total project capital cost forecast to complete Plant Vogtle Units 3 and 4, including contingency, through the end of the second quarter 2023 and the first quarter 2024, respectively, is $10.6 billion.
On July 29, 2022, Southern Nuclear announced that all Unit 3 ITAACs had been submitted to the NRC. On August 3, 2022, the NRC published its 103(g) finding that the acceptance criteria in the combined license for Unit 3 had been met, which allowed nuclear fuel to be loaded and start-up testing to begin. Fuel load for Unit 3 was completed on October 17, 2022. In early 2023, during the start-up and pre-operational testing for Unit 3, Southern Nuclear identified and is remediating certain equipment and component issues. As a result, Unit 3 is projected to be placed in service during May or June 2023. The projected schedule for Unit 3 primarily depends on the progression of final component and pre-operational testing and start-up, which may be impacted by further equipment, component, and/or other operational challenges. After considering the timeframe and duration of hot functional and other testing and recent experience with Unit 3 start-up and pre-operational testing, Unit 4 is now projected to be placed in service during late fourth quarter 2023 or the first quarter 2024. The projected schedule for Unit 4 primarily depends on potential impacts arising from Unit 4 testing activities overlapping with Unit 3 start-up and commissioning; maintaining overall construction productivity and production levels, particularly in subcontractor scopes of work; and maintaining appropriate levels of craft laborers. Any further delays could result in later in-service dates and cost increases.
During 2022, established construction contingency and additional costs totaling $307 million were assigned to the base capital cost forecast for costs primarily associated with schedule extensions, construction productivity, the pace of system turnovers, additional craft and support resources, procurement for Units 3 and 4, and the equipment and component issues identified during Unit 3 start-up and pre-operational testing. During 2022, Georgia Power also increased its total project capital cost forecast by $125 million to replenish construction contingency and $9 million for construction monitoring costs, which were approved for recovery by the Georgia PSC in its nineteenth VCM order. After considering the significant level of uncertainty that exists regarding the future recoverability of these costs since the ultimate outcome of these matters is subject to the outcome of future assessments by management, as well as Georgia PSC decisions in future regulatory proceedings, Georgia Power recorded pre-tax charges to income in the second quarter 2022, the third quarter 2022, and the fourth quarter 2022 of $36 million ($27 million after tax), $32 million ($24 million after tax), and $148 million ($110 million after tax), respectively, for the increases in the total project capital cost forecast. Georgia Power may request the Georgia PSC to evaluate those expenditures for rate recovery during

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
the prudence review following the Unit 4 fuel load pursuant to the twenty-fourth VCM stipulation described in Note 2 to the financial statements under "Georgia Power – Nuclear Construction – Regulatory Matters."
Georgia Power and the other Vogtle Owners do not agree on the starting dollar amount for the determination of cost increases subject to the cost-sharing and tender provisions of the Global Amendments (as defined in Note 2 to the financial statements under Georgia Power – Nuclear Construction – Joint Owner Contracts"). The other Vogtle Owners notified Georgia Power that they believe the project capital cost forecast approved by the Vogtle Owners on February 14, 2022 triggered the tender provisions.
On June 17, 2022 and July 26, 2022, OPC and Dalton, respectively, notified Georgia Power of their purported exercises of their tender options. Georgia Power did not accept these purported tender exercises. On June 18, 2022, OPC and MEAG Power each filed a separate lawsuit against Georgia Power in the Superior Court of Fulton County, Georgia seeking a declaratory judgment that the starting dollar amount is $17.1 billion and that the cost-sharing and tender provisions have been triggered. On July 25, 2022 and July 28, 2022, Georgia Power filed its answers in the lawsuits filed by MEAG Power and OPC, respectively, and included counterclaims seeking a declaratory judgment that the starting dollar amount is $18.38 billion and that costs related to force majeure events are excluded prior to calculating the cost-sharing and tender provisions and when calculating Georgia Power's related financial obligations. On September 26, 2022, Dalton filed complaints in each of these lawsuits.
On September 29, 2022, Georgia Power and MEAG Power reached an agreement to resolve their dispute regarding the proper interpretation of the cost-sharing and tender provisions of the Global Amendments. Under the terms of the agreement, among other items, (i) MEAG Power will not exercise its tender option and will retain its full ownership interest in Plant Vogtle Units 3 and 4; (ii) Georgia Power will reimburse a portion of MEAG Power's costs of construction for Plant Vogtle Units 3 and 4 as such costs are incurred and with no further adjustment for force majeure costs, which payments will total approximately $92 million based on the current project capital cost forecast; and (iii) Georgia Power will reimburse 20% of MEAG Power's costs of construction with respect to any amounts over the current project capital cost forecast, with no further adjustment for force majeure costs. On October 4, 2022, MEAG Power and Georgia Power filed a notice of settlement and voluntary dismissal of the pending litigation described above, including Georgia Power's counterclaim, and, on October 6, 2022, Dalton dismissed its related complaint. Georgia Power recorded pre-tax charges (credits) to income in the fourth quarter 2021, the second quarter 2022, the third quarter 2022, and the fourth quarter 2022 of approximately $440 million ($328 million after tax), $16 million ($12 million after tax), $(102) million ($(76) million after tax), and $53 million ($40 million after tax), respectively, associated with the cost-sharing and tender provisions of the Global Amendments, including the settlement with MEAG Power. A total of $407 million associated with these provisions is included in the total project capital cost forecast and will not be recovered from retail customers. The settlement with MEAG Power does not resolve the separate pending litigation with OPC, including Dalton's associated complaint, described above. Georgia Power may be required to record further pre-tax charges to income of up to approximately $345 million associated with the cost-sharing and tender provisions of the Global Amendments for OPC and Dalton based on the current project capital cost forecast.
Georgia Power's ownership interest in Plant Vogtle Units 3 and 4 continues to be 45.7%. Georgia Power believes the increases in the total project capital cost forecast through December 31, 2022 will trigger the tender provisions, but Georgia Power disagrees with OPC and Dalton on the tender provisions trigger date. Valid notices of tender from OPC and Dalton would require Georgia Power to pay 100% of their respective remaining shares of the costs necessary to complete Plant Vogtle Units 3 and 4. Georgia Power's incremental ownership interest will be calculated and conveyed to Georgia Power after Plant Vogtle Units 3 and 4 are placed in service.
The ultimate impact of these matters on the construction schedule and project capital cost forecast and related cost recovery for Plant Vogtle Units 3 and 4 cannot be determined at this time. See Note 2 to the financial statements under "Georgia Power – Nuclear Construction" for additional information.
2022 ARP
On December 20, 2022, the Georgia PSC voted to approve the 2022 ARP, including estimated net rate increases totaling $216 million, $377 million, and $403 million effective January 1, 2023, January 1, 2024, and January 1, 2025, respectively. See Note 2 to the financial statements under "Georgia Power – Rate Plans – 2022 ARP" for additional information.
Integrated Resource Plans
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
•Decertification and retirement of Plant Gaston Units 1 through 4 (500 MWs based on 50% ownership through SEGCO) by December 31, 2028. See Note 7 to the financial statements under "SEGCO" for additional information.
•Georgia Power's environmental compliance strategy, including approval of Georgia Power's plans to address CCR at its ash ponds and landfills.
The Georgia PSC deferred a decision on the requested decertification and retirement of Plant Bowen Units 1 and 2 (1,400 MWs) to the 2025 IRP.
See Note 2 to the financial statements under "Georgia Power – Integrated Resource Plans" for additional information.
Mississippi Power
On June 7, 2022, the Mississippi PSC approved Mississippi Power's annual retail PEP filing for 2022, resulting in an annual increase in revenues of approximately $18 million, or 1.9%, effective with the first billing cycle of April 2022.
On August 26, 2022, the FERC accepted an amended shared service agreement (SSA) between Mississippi Power and Cooperative Energy, effective July 1, 2022, under which Cooperative Energy will continue to decrease its use of Mississippi Power's generation services under the MRA tariff up to 2.5% annually through 2035. At December 31, 2022, Mississippi Power is serving approximately 400 MWs of Cooperative Energy's annual demand. Beginning in 2036, Cooperative Energy will provide 100% of its electricity requirements at the MRA delivery points under the tariff. Neither party has the option to cancel the amended SSA. Mississippi Power expects to remarket this capacity, including the potential development of future arrangements with Cooperative Energy.
On July 15, 2022, Mississippi Power filed a request with the FERC for a $23 million increase in annual wholesale base revenues under the MRA tariff. Cooperative Energy filed a complaint with the FERC challenging the new rates. On September 13, 2022, the FERC issued an order that accepted Mississippi Power's request effective September 14, 2022, subject to refund, and established hearing and settlement judge procedures. The ultimate outcome of this matter cannot be determined at this time.
On November 15, 2022, Mississippi Power filed a request with the Mississippi PSC to increase retail fuel revenues by $25 million annually effective with the first billing cycle of February 2023 and an additional $25 million annually effective with the first billing cycle of June 2023. On January 10, 2023, the Mississippi PSC voted to defer approval of the filing. Mississippi Power is allowed to maintain current billing rates and continue accruing its weighted-average cost of capital on any under or over fuel recovery balance. The ultimate outcome of this matter cannot be determined at this time.
On December 6, 2022, the Mississippi PSC approved an accounting order authorizing Mississippi Power to create a reliability reserve for the purpose of deferring generation, transmission, and distribution reliability-related expenditures for use in a future year, under certain conditions. At December 31, 2022, Mississippi Power accrued $25 million to the reliability reserve.
See Note 2 to the financial statements under "Mississippi Power" for additional information.
Southern Power
During 2022, Southern Power completed construction of and placed in service the remaining 40 MWs of the Tranquillity battery energy storage facility (72 MWs total) and the remaining 15 MWs of the Garland battery energy storage facility (88 MWs total).
Southern Power calculates an investment coverage ratio for its generating assets, including those owned with various partners, based on the ratio of investment under contract to total investment using the respective facilities' net book value (or expected in-service value for facilities under construction) as the investment amount. With the inclusion of investments associated with facilities under construction, as well as other capacity and energy contracts, Southern Power's average investment coverage ratio at December 31, 2022 was 96% through 2027 and 90% through 2032, with an average remaining contract duration of approximately 12 years.
See Note 15 to the financial statements under "Southern Power" for additional information.
Southern Company Gas
On August 1, 2022, Virginia Natural Gas filed a general base rate case with the Virginia Commission seeking an increase in annual base rate revenues of $69 million, including $15 million related to the recovery of investments under the SAVE program, primarily to recover investments and increased costs associated with infrastructure, technology, and workforce development. The requested increase is based on a projected 12-month period beginning January 1, 2023, a ROE of 10.35%, and an equity ratio of

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
53.2%. Rate adjustments became effective January 1, 2023, subject to refund. The Virginia Commission is expected to rule on the requested increase in the third quarter 2023. The ultimate outcome of this matter cannot be determined at this time.
On September 7, 2022, certain affiliates of Southern Company Gas entered into agreements to sell two natural gas storage facilities located in California and Texas for an aggregate purchase price of $186 million, plus working capital and certain other adjustments. The sale of the Texas facility was completed on November 18, 2022 and completion of the sale of the California facility is expected later in 2023. The ultimate outcome of this matter cannot be determined at this time. Southern Company Gas recorded pre-tax impairment charges totaling approximately $131 million ($99 million after tax) in the fourth quarter 2022 related to the facilities. See Note 15 to the financial statements under "Southern Company Gas" for additional information.
On December 20, 2022, the Georgia PSC approved Atlanta Gas Light's annual GRAM filing, which resulted in an annual rate increase of $53 million effective January 1, 2023.
On January 3, 2023, Nicor Gas filed a general base rate case with the Illinois Commission requesting a $321 million increase in annual base rate revenues, including $59 million related to the recovery of investments under the Investing in Illinois program through December 31, 2023. The requested increase is based on a projected test year for the 12-month period ending December 31, 2024, a return on equity of 10.35%, and an equity ratio of 54.5%. Further, Nicor Gas is seeking to recover an additional $32 million under three proposed riders related to recovery of vehicle fuel costs, company use gas, and customer payment fees. The Illinois Commission is expected to rule on the requested increase within the 11-month statutory time limit, after which rate adjustments will be effective. The ultimate outcome of this matter cannot be determined at this time.
Key Performance Indicators
In striving to achieve attractive risk-adjusted returns while providing cost-effective energy to approximately 8.8 million electric and gas utility customers collectively, the traditional electric operating companies and Southern Company Gas continue to focus on several key performance indicators. These indicators include, but are not limited to, customer satisfaction, plant availability, electric and natural gas system reliability, and execution of major construction projects. In addition, Southern Company and the Subsidiary Registrants focus on earnings per share (EPS) and net income, respectively, as a key performance indicator. See RESULTS OF OPERATIONS herein for information on the Registrants' financial performance. See RESULTS OF OPERATIONS – "Southern Company Gas – Operating Metrics" for additional information on Southern Company Gas' operating metrics, including Heating Degree Days, customer count, and volumes of natural gas sold.
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
RESULTS OF OPERATIONS
Southern Company
Consolidated net income attributable to Southern Company was $3.5 billion in 2022, an increase of $1.1 billion, or 47.3%, from 2021. The increase was primarily due to a $1.1 billion decrease in after-tax charges related to the construction of Plant Vogtle Units 3 and 4, increases in retail electric revenues associated with rates and pricing, warmer weather, primarily in the second quarter 2022, and sales growth, and increases in natural gas revenues from base rate increases and continued infrastructure replacement, partially offset by higher non-fuel operations and maintenance costs and higher interest expense. See Note 2 to the financial statements under "Georgia Power – Nuclear Construction" for additional information.
Basic EPS was $3.28 in 2022 and $2.26 in 2021. Diluted EPS, which factors in additional shares related to stock-based compensation, was $3.26 in 2022 and $2.24 in 2021. EPS for 2022 and 2021 was negatively impacted by $0.04 and $0.01 per share, respectively, as a result of increases in the average shares outstanding. See Note 8 to the financial statements under "Outstanding Classes of Capital Stock – Southern Company" for additional information.
Dividends paid per share of common stock were $2.70 in 2022 and $2.62 in 2021. In January 2023, Southern Company declared a quarterly dividend of 68 cents per share. For 2022, the dividend payout ratio was 82% compared to 116% for 2021.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
Discussion of Southern Company's results of operations is divided into three parts – the Southern Company system's primary business of electricity sales, its gas business, and its other business activities.

	2022	2021
	(in millions)
Electricity business	$3,672	$2,247
Gas business	572	539
Other business activities	(720)	(393)
Net Income	$3,524	$2,393
Electricity Business
Southern Company's electric utilities generate and sell electricity to retail and wholesale customers. A condensed statement of income for the electricity business follows:

	2022	Increase (Decrease) from 2021
	(in millions)
Electric operating revenues	$22,873	$4,573
Fuel	6,835	2,825
Purchased power	1,593	615
Cost of other sales	114	5
Other operations and maintenance	5,268	459
Depreciation and amortization	3,029	76
Taxes other than income taxes	1,125	63
Estimated loss on Plant Vogtle Units 3 and 4	183	(1,509)
Impairment charges	—	(2)
Gain on dispositions, net	(39)	20
Total electric operating expenses	18,108	2,552
Operating income	4,765	2,021
Allowance for equity funds used during construction	210	31
Interest expense, net of amounts capitalized	1,067	99
Other income (expense), net	516	89
Income taxes	848	629
Net income	3,576	1,413
Less:
Dividends on preferred stock of subsidiaries	11	(4)
Net loss attributable to noncontrolling interests	(107)	(8)
Net Income Attributable to Southern Company	$3,672	$1,425

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
Electric Operating Revenues
Electric operating revenues for 2022 were $22.9 billion, reflecting a $4.6 billion, or 25.0%, increase from 2021. Details of electric operating revenues were as follows:

	2022	2021
	(in millions)
Retail electric — prior year	$14,852
Estimated change resulting from —
Rates and pricing	451
Sales growth	165
Weather	244
Fuel and other cost recovery	2,485
Retail electric — current year	$18,197	$14,852
Wholesale electric revenues	3,641	2,455
Other electric revenues	747	718
Other revenues	288	275
Electric operating revenues	$22,873	$18,300
Retail electric revenues increased $3.3 billion, or 22.5%, in 2022 as compared to 2021. The significant factors driving this change are shown in the preceding table. The increase in rates and pricing in 2022 was primarily due to increases at Georgia Power resulting from higher contributions by commercial and industrial customers with variable demand-driven pricing, base tariff increases in accordance with the 2019 ARP, and pricing effects associated with customer usage. In addition, Alabama Power made a larger Rate RSE customer refund in 2021. These increases were partially offset by revenue reductions resulting from Georgia Power's retail ROE exceeding the allowed retail ROE range in 2022.
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
Wholesale electric revenues from power sales were as follows:

	2022	2021
	(in millions)
Capacity and other	$625	$550
Energy	3,016	1,905
Total	$3,641	$2,455
In 2022, wholesale electric revenues increased $1.2 billion, or 48.3%, as compared to 2021 due to increases of $1.1 billion in energy revenues and $75 million in capacity revenues. Energy revenues increased $744 million at Southern Power primarily due to fuel and purchased power increases compared to 2021 and an increase in the volume of KWHs sold primarily associated with natural gas PPAs. Energy revenues increased $367 million at the traditional electric operating companies primarily due to higher natural gas and coal prices. The increase in capacity revenues was primarily due to a net increase in natural gas PPAs at Southern Power and increased opportunity sales at Alabama Power due to warmer weather.
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

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
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
Other Electric Revenues
Other electric revenues increased $29 million, or 4.0%, in 2022 as compared to 2021. The increase was primarily due to increases of $54 million in transmission revenues primarily associated with open access transmission tariff sales, $18 million in outdoor lighting sales at Georgia Power, $13 million in cogeneration steam revenues associated with higher natural gas prices at Alabama Power, and $11 million in rent revenues at the traditional electric operating companies, partially offset by a decrease of $32 million resulting from the termination of a transmission service contract, an increase of $18 million in realized losses associated with price stability products for retail customers on variable demand-driven pricing tariffs, and a decrease of $17 million from retail solar programs as a result of higher avoided cost credits to customers, all at Georgia Power.
Energy Sales
Changes in revenues are influenced heavily by the change in the volume of energy sold from year to year. KWH sales for 2022 and the percent change from 2021 were as follows:

	2022
	Total KWHs	Total KWH Percent Change	Weather-Adjusted Percent Change(*)
	(in billions)
Residential	49.6	4.8%	0.2%
Commercial	48.3	3.5	2.0
Industrial	49.5	1.5	1.5
Other	0.6	(4.8)	(4.8)
Total retail	148.0	3.2	1.2%
Wholesale	56.3	12.6
Total energy sales	204.3	5.6%
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
Changes in retail energy sales are generally the result of changes in electricity usage by customers, weather, and the number of customers. Weather-adjusted retail energy sales increased 1.8 billion KWHs in 2022 as compared to 2021. Weather-adjusted residential KWH sales and weather-adjusted commercial KWH sales increased 0.2% and 2.0%, respectively, in 2022 when compared to 2021 largely due to customer growth. In addition, commercial customer usage increased and residential customer usage decreased in 2022 when compared to 2021 as customers returned to pre-pandemic levels of activity outside the home. Industrial KWH sales increased 1.5% in 2022 when compared to 2021 primarily due to increases in the pipeline and paper sectors, partially offset by a decrease in the chemicals sector.
See "Electric Operating Revenues" above for a discussion of significant changes in wholesale revenues related to changes in price and KWH sales.
Other Revenues
Other revenues increased $13 million, or 4.7%, in 2022 as compared to 2021. The increase was primarily due to increases of $10 million in unregulated lighting sales at Alabama Power and $7 million associated with energy conservation projects at Georgia Power.

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
Details of the Southern Company system's generation and purchased power were as follows:

	2022	2021
Total generation (in billions of KWHs)(a)	186	179
Total purchased power (in billions of KWHs)	25	18
Sources of generation (percent) —
Gas	51	48
Coal	22	22
Nuclear	16	18
Hydro	3	4
Wind, Solar, and Other	8	8
Cost of fuel, generated (in cents per net KWH) —
Gas(a)	5.29	3.07
Coal	3.67	2.85
Nuclear	0.72	0.75
Average cost of fuel, generated (in cents per net KWH)(a)	4.05	2.55
Average cost of purchased power (in cents per net KWH)(b)	7.66	5.85
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
In 2022, total fuel and purchased power expenses were $8.4 billion, an increase of $3.4 billion, or 69.0%, as compared to 2021. The increase was primarily the result of a $2.8 billion increase in the average cost of fuel generated and purchased and a $653 million increase in the volume of KWHs generated and purchased.
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
Fuel
In 2022, fuel expense was $6.8 billion, an increase of $2.8 billion, or 70.4%, as compared to 2021. The increase was primarily due to a 72.3% increase in the average cost of natural gas per KWH generated, a 28.8% increase in the average cost of coal per KWH generated, an 11.1% decrease in the volume of KWHs generated by hydro, and a 9.0% increase in the volume of KWHs generated by natural gas.
Purchased Power
In 2022, purchased power expense was $1.6 billion, an increase of $615 million, or 62.9%, as compared to 2021. The increase was primarily due to a 38.2% increase in the volume of KWHs purchased and a 30.9% increase in the average cost per KWH purchased primarily due to higher natural gas and coal prices.
Energy purchases will vary depending on demand for energy within the Southern Company system's electric service territory, the market prices of wholesale energy as compared to the cost of the Southern Company system's generation, and the availability of the Southern Company system's generation.
Other Operations and Maintenance Expenses
Other operations and maintenance expenses increased $459 million, or 9.5%, in 2022 as compared to 2021. The increase was primarily associated with increases of $247 million in transmission and distribution expenses, $95 million in generation expenses primarily related to scheduled outage and maintenance costs, $25 million for a reliability reserve accrual in 2022 at Mississippi

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
Power, and $22 million in amortization of cloud software. The transmission and distribution increase was primarily due to increased line maintenance, as well as the net impact of Alabama Power accruals of $166 million to the reliability reserve in 2022 and an incremental $65 million to the NDR in 2021. See Note 1 to the financial statements under "Storm Damage and Reliability Reserves" for additional information.
Depreciation and Amortization
Depreciation and amortization increased $76 million, or 2.6%, in 2022 as compared to 2021. The increase was primarily due to additional plant in service.
Taxes Other Than Income Taxes
Taxes other than income taxes increased $63 million, or 5.9%, in 2022 as compared to 2021. The increase primarily reflects an increase in municipal franchise fees associated with higher retail revenues at Georgia Power.
Estimated Loss on Plant Vogtle Units 3 and 4
Georgia Power recorded pre-tax charges to income for the estimated probable loss on Plant Vogtle Units 3 and 4 totaling $183 million and $1.7 billion in 2022 and 2021, respectively. The charges to income in each year were recorded to reflect Georgia Power's revised total project capital cost forecast to complete construction and start-up of Plant Vogtle Units 3 and 4. See Note 2 to the financial statements under "Georgia Power – Nuclear Construction" for additional information.
Gain on Dispositions, Net
Gain on dispositions, net decreased $20 million, or 33.9%, in 2022 as compared to 2021 primarily due to a net decrease of $39 million in gains at Southern Power related to contributions of wind turbine equipment to various equity method investments in 2021, partially offset by $17 million in gains from sales of integrated transmission system assets at Georgia Power in 2022. See Notes 7 and 15 to the financial statements under "Southern Power" for additional information.
Allowance for Equity Funds Used During Construction
Allowance for equity funds used during construction increased $31 million, or 17.3%, in 2022 as compared to 2021. The increase was primarily associated with an increase in capital expenditures related to Plant Barry Unit 8 construction at Alabama Power and an increase in capital expenditures subject to AFUDC at Georgia Power. See Note 2 to the financial statements under "Alabama Power – Certificates of Convenience and Necessity" for additional information.
Interest Expense, Net of Amounts Capitalized
Interest expense, net of amounts capitalized increased $99 million, or 10.2%, in 2022 as compared to 2021. The increase reflects approximately $54 million related to higher average outstanding borrowings and $43 million related to higher interest rates. See Note 8 to the financial statements for additional information.
Other Income (Expense), Net
Other income (expense), net increased $89 million, or 20.8%, in 2022 as compared to 2021 primarily due to a $68 million increase in non-service cost-related retirement benefits income and a $23 million increase in interest income, partially offset by a $33 million increase in charitable donations at the traditional electric operating companies. See Note 11 to the financial statements for additional information.
Income Taxes
Income taxes increased $629 million in 2022 as compared to 2021. The increase was primarily due to higher pre-tax earnings largely resulting from a decrease in charges associated with the construction of Plant Vogtle Units 3 and 4 and an increase in a valuation allowance and other adjustments related to certain state tax credit carryforwards at Georgia Power. See Note 2 to the financial statements under "Georgia Power – Nuclear Construction" and Note 10 to the financial statements for additional information.
Net Loss Attributable to Noncontrolling Interests
Substantially all noncontrolling interests relate to renewable projects at Southern Power. Net loss attributable to noncontrolling interests increased $8 million, or 8.1%, in 2022 as compared to 2021. The increased loss was primarily due to $28 million in higher HLBV loss allocations to Southern Power's tax equity partners in 2022, largely offset by $23 million in loss allocations associated with the Garland and Tranquillity battery energy storage facilities being placed in service in 2021. See Notes 9 and 15 to the financial statements under "Lessor" and "Southern Power," respectively, for additional information.

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
A condensed statement of income for the gas business follows:

	2022	Increase (Decrease) from 2021
	(in millions)
Operating revenues	$5,962	$1,582
Cost of natural gas	3,004	1,385
Other operations and maintenance	1,176	104
Depreciation and amortization	559	23
Taxes other than income taxes	282	57
Impairment charges	131	131
Gain on dispositions, net	(4)	123
Total operating expenses	5,148	1,823
Operating income	814	(241)
Earnings from equity method investments	148	98
Interest expense, net of amounts capitalized	263	25
Other income (expense), net	53	106
Income taxes	180	(95)
Net income	$572	$33
Seasonality of Results
During the period from November through March when natural gas usage and operating revenues are generally higher (Heating Season), more customers are connected to Southern Company Gas' distribution systems and natural gas usage is higher in periods of colder weather. Prior to the sale of Sequent, wholesale gas services' operating revenues were occasionally impacted due to peak usage by power generators in response to summer energy demands. Southern Company Gas' base operating expenses, excluding cost of natural gas, bad debt expense, and certain incentive compensation costs, are incurred relatively equally over any given year. Thus, operating results can vary significantly from quarter to quarter as a result of seasonality. For 2022, the percentage of operating revenues and net income generated during the Heating Season (January through March and November through December) were 67% and 66%, respectively. For 2021, the percentage of operating revenues and net income generated during the Heating Season were 70% and 102%, respectively.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
Operating Revenues
Operating revenues in 2022 were $6.0 billion, reflecting a $1.6 billion, or 36.1%, increase compared to 2021. Details of operating revenues were as follows:

2022
(in millions)
Operating revenues – prior year	$4,380
Estimated change resulting from –
Infrastructure replacement programs and base rate changes	252
Gas costs and other cost recovery	1,468
Gas marketing services	15
Wholesale gas services	(187)
Other	34
Operating revenues – current year	$5,962
Revenues at the natural gas distribution utilities increased in 2022 compared to 2021 due to rate increases at Nicor Gas, Atlanta Gas Light, and Chattanooga Gas and continued investment in infrastructure replacement. See Note 2 to the financial statements under "Southern Company Gas" for additional information.
Revenues associated with gas costs and other cost recovery increased in 2022 compared to 2021 primarily due to higher natural gas cost recovery as a result of higher volumes of natural gas sold and an increase in natural gas prices. The natural gas distribution utilities have weather or revenue normalization mechanisms that mitigate revenue fluctuations from customer consumption changes. Natural gas distribution rates include provisions to adjust billings for fluctuations in natural gas costs. Therefore, gas costs recovered through natural gas revenues generally equal the amount expensed in cost of natural gas and do not affect net income from the natural gas distribution utilities. See "Cost of Natural Gas" herein for additional information.
The change in 2022 revenues related to wholesale gas services was due to the sale of Sequent on July 1, 2021. See Note 15 to the financial statements under "Southern Company Gas" for additional information.
Southern Company Gas hedged its exposure to warmer-than-normal weather in Illinois for gas distribution operations and in Illinois and Georgia for gas marketing services. The remaining impacts of weather on earnings were immaterial.
Cost of Natural Gas
Excluding Atlanta Gas Light, which does not sell natural gas to end-use customers, the natural gas distribution utilities rates include provisions to adjust billings for fluctuations in natural gas costs. Therefore, gas costs recovered through natural gas revenues generally equal the amount expensed in cost of natural gas and do not affect net income from the natural gas distribution utilities. See Note 2 to the financial statements under "Southern Company Gas – Natural Gas Cost Recovery" for additional information. Cost of natural gas at the natural gas distribution utilities represented 87.5% of the total cost of natural gas for 2022.
Gas marketing services customers are charged for actual and estimated natural gas consumed. Cost of natural gas includes the cost of fuel and associated transportation costs, lost and unaccounted for gas, adjustments to reduce the value of inventories to market value, if applicable, and gains and losses associated with certain derivatives.
Cost of natural gas was $3.0 billion, an increase of $1.4 billion, or 85.5%, in 2022 compared to 2021, which reflects higher gas cost recovery in 2022 as a result of higher volumes sold and a 73.0% increase in natural gas prices compared to 2021.
Other Operations and Maintenance Expenses
Other operations and maintenance expenses increased $104 million, or 9.7%, in 2022 compared to 2021. Excluding $66 million of expenses related to Sequent in 2021, other operations and maintenance expenses increased approximately $174 million. The increase was primarily due to increases of $64 million in compensation and benefit expenses, $43 million in expenses passed through directly to customers primarily related to bad debt at the natural gas distribution utilities, $31 million primarily related to bad debt, customer service, and sales expenses, and $18 million primarily related to pipeline compliance.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
Depreciation and Amortization
Depreciation and amortization increased $23 million, or 4.3%, in 2022 compared to 2021. The increase was primarily due to continued infrastructure investments at the natural gas distribution utilities. See Note 2 to the financial statements under "Southern Company Gas – Infrastructure Replacement Programs and Capital Projects" for additional information.
Taxes Other Than Income Taxes
Taxes other than income taxes increased $57 million, or 25.3%, in 2022 compared to 2021. The increase was primarily due to a $39 million increase in revenue tax expenses as a result of higher natural gas revenues and an $11 million increase in invested capital tax expense at Nicor Gas. Revenue tax expenses are passed through directly to customers and have no impact on net income.
Impairment Charges
In 2022, Southern Company Gas recorded pre-tax impairment charges totaling approximately $131 million ($99 million after tax) as a result of an agreement to sell two natural gas storage facilities. See Note 15 to the financial statements under "Southern Company Gas" for additional information.
Gain on Dispositions, Net
In 2021, Southern Company Gas recorded a $121 million gain on the sale of Sequent. See Note 15 to the financial statements under "Southern Company Gas" for additional information.
Earnings from Equity Method Investments
Earnings from equity method investments increased $98 million in 2022 compared to 2021. The increase was primarily due to pre-tax impairment charges totaling $84 million in 2021 related to the PennEast Pipeline project and higher earnings at SNG resulting from higher revenues primarily due to increased demand. See Note 7 to the financial statements under "Southern Company Gas" for additional information.
Interest Expense, Net of Amounts Capitalized
Interest expense, net of amounts capitalized increased $25 million, or 10.5%, in 2022 compared to 2021. The increase reflects approximately $16 million related to higher average outstanding borrowings and $8 million related to higher interest rates. See Note 8 to the financial statements for additional information.
Other Income (Expense), Net
Other income (expense), net increased $106 million in 2022 compared to 2021. The increase was largely due to charitable contributions by Sequent prior to its sale totaling $101 million in 2021 and an increase of $10 million primarily related to non-service cost-related retirement benefits income. See Note 11 to the financial statements under "Southern Company Gas" for additional information.
Income Taxes
Income taxes decreased $95 million, or 34.5%, in 2022 compared to 2021. The decrease was primarily due to additional tax benefit of $110 million resulting from the sale of Sequent in 2021 and $32 million as a result of the impairment related to the agreement to sell two natural gas storage facilities in 2022. The decrease was partially offset by $17 million of tax benefits in 2021 resulting from the impairment charge related to the PennEast Pipeline project and higher pre-tax earnings in 2022. See Notes 7 and 15 to the financial statements under "Southern Company Gas" and Note 10 to the financial statements for additional information.
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

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
A condensed statement of operations for Southern Company's other business activities follows:

	2022	Increase (Decrease) from 2021
	(in millions)
Operating revenues	$444	$11
Cost of other sales	268	19
Other operations and maintenance	201	(6)
Depreciation and amortization	75	—
Taxes other than income taxes	4	—
Impairment charges	119	119
Gain on dispositions, net	(14)	(14)
Total operating expenses	653	118
Operating income (loss)	(209)	(107)
Earnings from equity method investments	3	(23)
Interest expense	692	61
Impairment of leveraged leases	—	(7)
Other income (expense), net	(55)	(149)
Income taxes (benefit)	(233)	(6)
Net loss	$(720)	$(327)
Cost of Other Sales
Cost of other sales for these other business activities increased $19 million, or 7.6%, in 2022 as compared to 2021 primarily due to distributed infrastructure projects at PowerSecure.
Impairment Charges
In 2022, a goodwill impairment charge of $119 million was recorded at PowerSecure. See Note 1 to the financial statements under "Goodwill and Other Intangible Assets and Liabilities" for additional information.
Gain on Dispositions, Net
In 2022, a $14 million gain was recorded at the parent company as a result of the early termination of the transition services agreement related to the 2019 sale of Gulf Power.
Earnings from Equity Method Investments
Earnings from equity method investments for these other business activities decreased $23 million, or 88.5%, in 2022 as compared to 2021 primarily due to a decrease in investment income at Southern Holdings.
Interest Expense
Interest expense for these other business activities increased $61 million, or 9.7%, in 2022 as compared to 2021. The increase primarily results from parent company financing activities and includes approximately $52 million related to higher average outstanding borrowings, $15 million related to fair value hedge amortization, $11 million related to higher interest rates, and $7 million in fees associated with remarketing the 2019 Series A Equity Units (Equity Units), partially offset by a $23 million loss in 2021 associated with the extinguishment of debt. See Note 8 to the financial statements for additional information.
Other Income (Expense), Net
Other income (expense), net for these other business activities decreased $149 million in 2022 as compared to 2021 primarily due to a $93 million pre-tax gain ($99 million gain after tax) recorded at Southern Holdings in 2021 related to the termination of two leveraged leases and a $24 million decrease in leveraged lease income as a result of the terminations. See Note 15 to the financial statements under "Southern Company" for additional information.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
Alabama Power
Alabama Power's 2022 net income after dividends on preferred stock was $1.34 billion, representing a $102 million, or 8.2%, increase from 2021. The increase was primarily due to an increase in retail revenues associated with a larger Rate RSE customer refund in 2021, warmer weather in Alabama Power's service territory in 2022 compared to 2021, and sales growth. Also contributing to the increase in net income were increases in other operating revenues associated with transmission revenues and unregulated lighting sales, as well as an increase in AFUDC, partially offset by higher non-fuel operations and maintenance costs associated with a reliability reserve accrual and higher interest expense.
A condensed income statement for Alabama Power follows:

	2022	Increase (Decrease) from 2021
	(in millions)
Operating revenues	$7,817	$1,404
Fuel	1,840	605
Purchased power	801	433
Other operations and maintenance	1,935	200
Depreciation and amortization	875	16
Taxes other than income taxes	424	14
Total operating expenses	5,875	1,268
Operating income	1,942	136
Allowance for equity funds used during construction	70	18
Interest expense, net of amounts capitalized	382	42
Other income (expense), net	144	37
Income taxes	423	51
Net income	1,351	98
Dividends on preferred stock	11	(4)
Net income after dividends on preferred stock	$1,340	$102
Operating Revenues
Operating revenues for 2022 were $7.8 billion, reflecting a $1.4 billion, or 21.9%, increase from 2021. Details of operating revenues were as follows:

	2022	2021
	(in millions)
Retail — prior year	$5,499
Estimated change resulting from —
Rates and pricing	138
Sales growth	53
Weather	100
Fuel and other cost recovery	680
Retail — current year	$6,470	$5,499
Wholesale revenues —
Non-affiliates	726	377
Affiliates	202	171
Total wholesale revenues	928	548
Other operating revenues	419	366
Total operating revenues	$7,817	$6,413

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
Retail revenues increased $971 million, or 17.7%, in 2022 as compared to 2021. The significant factors driving this change are shown in the preceding table. The increase was primarily due to an increase in fuel and other cost recovery, as well as an increase in revenue driven by a larger Rate RSE customer refund in 2021, warmer weather in 2022 compared to 2021, and sales growth in all major retail classes.
See Note 2 to the financial statements under "Alabama Power – Rate ECR," " – Rate RSE," and " – Rate CNP Compliance" for additional information. See "Energy Sales" herein for a discussion of changes in the volume of energy sold, including changes related to sales growth and weather.
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
Wholesale revenues from sales to non-affiliated utilities were as follows:

	2022	2021
	(in millions)
Capacity and other	$213	$173
Energy	513	204
Total non-affiliated	$726	$377
In 2022, wholesale revenues from sales to non-affiliates increased $349 million, or 92.6%, as compared to 2021 due to a $309 million increase in energy revenues primarily related to higher natural gas prices and a $40 million increase in capacity revenues primarily related to increased opportunity sales due to warmer weather in 2022 as compared to 2021.
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
In 2022, wholesale revenues from sales to affiliates increased $31 million, or 18.1%, as compared to 2021. The revenue increase reflects a 64.7% increase in the price of energy due to higher natural gas prices, partially offset by a 28.1% decrease in KWH sales due to the availability of lower cost Southern Company system resources compared to Alabama Power's generation.
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
In 2022, other operating revenues increased $53 million, or 14.5%, as compared to 2021 primarily due to increases of $19 million in transmission revenues primarily due to open access transmission tariff sales, $13 million in cogeneration steam revenue associated with higher natural gas prices, $10 million in unregulated lighting sales, and $9 million in rent revenues.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
Energy Sales
Changes in revenues are influenced heavily by the change in the volume of energy sold from year to year. KWH sales for 2022 and the percent change from 2021 were as follows:

	2022
	Total KWHs	Total KWH Percent Change	Weather-Adjusted Percent Change(*)
	(in billions)
Residential	18.4	5.4%	0.1%
Commercial	13.1	2.6	0.1
Industrial	20.9	0.5	0.5
Other	0.1	(10.1)	(10.1)
Total retail	52.5	2.7	0.2%
Wholesale
Non-affiliates	12.7	29.1
Affiliates	3.7	(28.1)
Total wholesale	16.4	9.3
Total energy sales	68.9	4.2%
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
Changes in retail energy sales are generally the result of changes in electricity usage by customers, weather, and the number of customers. Revenues attributable to changes in sales increased in 2022 when compared to 2021. In 2022, weather-adjusted residential and commercial KWH sales were flat compared to 2021. Industrial KWH sales increased 0.5% as a result of an increase in demand resulting from changes in production levels primarily in the forest product and pipeline sectors.
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

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
Details of Alabama Power's generation and purchased power were as follows:

	2022	2021
Total generation (in billions of KWHs)(a)	58.3	58.5
Total purchased power (in billions of KWHs)	11.6	6.4
Sources of generation (percent)(a) —
Coal	46	46
Nuclear	22	26
Gas	24	19
Hydro	8	9
Cost of fuel, generated (in cents per net KWH) —
Coal	3.39	2.77
Nuclear	0.67	0.70
Gas(a)	5.12	2.89
Average cost of fuel, generated (in cents per net KWH)(a)	3.19	2.22
Average cost of purchased power (in cents per net KWH)(b)	8.00	6.52
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
Fuel and purchased power expenses were $2.6 billion in 2022, an increase of $1.0 billion, or 64.8%, compared to 2021. The increase was primarily due to a $648 million increase in the average cost of fuel and purchased power and a $390 million increase related to the volume of KWHs generated and purchased.
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
Fuel
Fuel expense was $1.8 billion in 2022, an increase of $605 million, or 49.0%, compared to 2021. The increase was primarily due to a 77.2% increase in the average cost of natural gas per KWH generated, which excludes tolling agreements, a 22.4% increase in the average cost of coal per KWH generated, a 24.1% increase in the volume of KWHs generated by natural gas, and a 9.7% decrease in the volume of KWHs generated by hydro, partially offset by a 13.3% decrease in the volume of KWHs generated by nuclear as a result of the extension of a planned outage.
Purchased Power – Non-Affiliates
Purchased power expense from non-affiliates was $441 million in 2022, an increase of $220 million, or 99.5%, compared to 2021. The increase was primarily due to a 90.8% increase in the volume of KWHs purchased as a result of higher weather-related demand in 2022 compared to 2021 and a 10.3% increase in the average cost per KWH purchased due to higher natural gas and coal prices.
Energy purchases from non-affiliates will vary depending on the market prices of wholesale energy as compared to the cost of the Southern Company system's generation, demand for energy within the Southern Company system's electric service territory, and the availability of the Southern Company system's generation.
Purchased Power – Affiliates
Purchased power expense from affiliates was $360 million in 2022, an increase of $213 million, or 144.9%, compared to 2021. The increase was primarily due to a 58.3% increase in the volume of KWHs purchased as a result of higher weather-related demand in 2022 compared to 2021 and a 54.4% increase in the average cost per KWH purchased due to higher natural gas and coal prices.

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
Other Operations and Maintenance Expenses
Other operations and maintenance expenses increased $200 million, or 11.5%, in 2022 as compared to 2021. The increase was primarily due to increases of $147 million in transmission and distribution expenses primarily associated with a $166 million reliability reserve accrual in 2022, partially offset by an incremental $65 million NDR accrual in 2021, as well as other line maintenance, $33 million in generation expenses primarily associated with maintenance and Rate CNP Compliance-related expenses, and $17 million in customer accounts, customer service, and sales expenses primarily associated with labor and bad debt expense. See Note 2 to the financial statements under "Alabama Power – Reliability Reserve Accounting Order" and " – Rate CNP Compliance" for additional information.
Depreciation and Amortization
Depreciation and amortization increased $16 million, or 1.9%, in 2022 as compared to 2021 primarily due to an increase of $28 million in depreciation related to an increase in additional plant in service, largely offset by a decrease of $16 million in amortization of regulatory assets associated with the retirement of certain generating plants.
Allowance for Equity Funds Used During Construction
Allowance for equity funds used during construction increased $18 million, or 34.6%, in 2022 as compared to 2021 primarily due to an increase in capital expenditures related to Plant Barry Unit 8 construction, as well as an increase in capital expenditures related to hydro production. See Note 2 to the financial statements under "Alabama Power – Certificates of Convenience and Necessity" for additional information.
Interest Expense, Net of Amounts Capitalized
Interest expense, net of amounts capitalized increased $42 million, or 12.4%, in 2022 as compared to 2021. The increase reflects approximately $36 million related to higher average outstanding borrowings and $12 million related to higher interest rates. See Note 8 to the financial statements for additional information.
Other Income (Expense), Net
Other income (expense), net increased $37 million, or 34.6%, in 2022 as compared to 2021 primarily due to increases in interest income and non-service cost-related retirement benefits income. See Note 11 to the financial statements for additional information.
Income Taxes
Income taxes increased $51 million, or 13.7%, in 2022 as compared to 2021 primarily due to higher pre-tax earnings and a decrease in state tax credits. See Note 10 to the financial statements for additional information.
Georgia Power
Georgia Power's 2022 net income was $1.8 billion, representing a $1.2 billion, or 210.4%, increase from the previous year. The increase was primarily due to a $1.1 billion decrease in after-tax charges related to the construction of Plant Vogtle Units 3 and 4, as well as an increase in retail revenues associated with rates and pricing, warmer weather in Georgia Power's service territory compared to 2021, and sales growth. These increases were partially offset by higher non-fuel operations and maintenance costs. See Note 2 to the financial statements under "Georgia Power – Nuclear Construction" for additional information on the construction of Plant Vogtle Units 3 and 4.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
A condensed income statement for Georgia Power follows:

	2022	Increase (Decrease) from 2021
	(in millions)
Operating revenues	$11,584	$2,324
Fuel	2,486	1,037
Purchased power	2,257	766
Other operations and maintenance	2,349	136
Depreciation and amortization	1,430	59
Taxes other than income taxes	527	51
Estimated loss on Plant Vogtle Units 3 and 4	183	(1,509)
Total operating expenses	9,232	540
Operating income	2,352	1,784
Allowance for equity funds used during construction	140	13
Interest expense, net of amounts capitalized	485	64
Other income (expense), net	176	34
Income taxes (benefit)	370	538
Net income	$1,813	$1,229
Operating Revenues
Operating revenues for 2022 were $11.6 billion, reflecting a $2.3 billion, or 25.1%, increase from 2021. Details of operating revenues were as follows:

	2022	2021
	(in millions)
Retail — prior year	$8,478
Estimated change resulting from —
Rates and pricing	288
Sales growth	109
Weather	130
Fuel cost recovery	1,787
Retail — current year	$10,792	$8,478
Wholesale revenues	235	197
Other operating revenues	557	585
Total operating revenues	$11,584	$9,260
Retail revenues increased $2.3 billion, or 27.3%, in 2022 as compared to 2021. The significant factors driving this change are shown in the preceding table. The increase in rates and pricing was primarily due to higher contributions from commercial and industrial customers with variable demand-driven pricing, base tariff increases in accordance with the 2019 ARP, and pricing effects associated with customer usage, partially offset by revenue reductions resulting from Georgia Power's retail ROE exceeding the allowed retail ROE range in 2022. See Note 2 to the financial statements under "Georgia Power – Rate Plans – 2019 ARP" for additional information.
See "Energy Sales" below for a discussion of changes in the volume of energy sold, including changes related to the sales growth in 2022.
Electric rates include provisions to adjust billings for fluctuations in fuel costs, including the energy component of purchased power costs. Under these fuel cost recovery provisions, fuel revenues generally equal fuel expenses and do not affect net income. See Note 2 to the financial statements under "Georgia Power – Fuel Cost Recovery" for additional information.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
Wholesale revenues from power sales were as follows:

	2022	2021
	(in millions)
Capacity and other	$48	$63
Energy	187	134
Total	$235	$197
In 2022, wholesale revenues increased $38 million, or 19.3%, as compared to 2021 largely due to an increase of $78 million related to the average cost of fuel primarily due to higher natural gas and coal prices, partially offset by a $27 million decrease in KWH sales associated with lower market demand and a $10 million decrease in capacity revenues due to the expiration of a non-affiliate PPA in 2021.
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
In 2022, other operating revenues decreased $28 million, or 4.8%, as compared to 2021 primarily due to a decrease of $32 million resulting from the termination of a transmission service contract, an increase of $18 million in realized losses associated with price stability products for retail customers on variable demand-driven pricing tariffs, and decreases of $17 million from retail solar programs as a result of higher avoided cost credits to customers and $16 million from power delivery construction and maintenance contracts. These reductions were largely offset by increases of $27 million associated with unregulated outdoor lighting sales and energy conservation projects, $20 million in open access transmission tariff sales, and $4 million from maintenance services provided to integrated transmission system owners.
Energy Sales
Changes in revenues are influenced heavily by the change in the volume of energy sold from year to year. KWH sales for 2022 and the percent change from 2021 were as follows:

	2022
	Total KWHs	Total KWH Percent Change	Weather-Adjusted Percent Change(*)
	(in billions)
Residential	29.1	4.4%	0.4%
Commercial	32.6	3.9	2.9
Industrial	23.9	2.5	2.4
Other	0.4	(3.0)	(2.9)
Total retail	86.0	3.6	1.9%
Wholesale	2.4	(23.0)
Total energy sales	88.4	2.6%
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
Changes in retail energy sales are generally the result of changes in electricity usage by customers, weather, and the number of customers. Revenues attributable to changes in sales increased in 2022 when compared to 2021. Weather-adjusted residential and commercial KWH sales increased 0.4% and 2.9%, respectively, in 2022 when compared to 2021 primarily due to customer

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
growth. In addition, commercial customer usage increased and residential customer usage decreased in 2022 when compared to 2021 as customers returned to pre-pandemic levels of activity outside the home. Weather-adjusted industrial KWH sales increased 2.4% primarily due to increases in the pipeline, lumber, paper, and electronic sectors, partially offset by decreases in the textiles and chemicals sectors.
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
Details of Georgia Power's generation and purchased power were as follows:

	2022	2021
Total generation (in billions of KWHs)	59.7	58.1
Total purchased power (in billions of KWHs)	33.6	31.7
Sources of generation (percent) —
Gas	48	48
Nuclear	27	28
Coal	21	20
Hydro and other	4	4
Cost of fuel, generated (in cents per net KWH) —
Gas	5.06	3.05
Nuclear	0.75	0.79
Coal	4.12	2.99
Average cost of fuel, generated (in cents per net KWH)	3.64	2.39
Average cost of purchased power (in cents per net KWH)(*)	7.88	5.07
(*) Average cost of purchased power includes fuel purchased by Georgia Power for tolling agreements where power is generated by the provider.
Fuel and purchased power expenses were $4.7 billion in 2022, an increase of $1.8 billion, or 61.3%, compared to 2021. The increase was due to an increase of $1.7 billion related to the average cost of fuel and purchased power and an increase of $148 million related to the volume of KWHs generated and purchased.
Fuel and purchased power energy transactions do not have a significant impact on earnings since these fuel expenses are generally offset by fuel revenues through Georgia Power's fuel cost recovery mechanism. See Note 2 to the financial statements under "Georgia Power – Fuel Cost Recovery" for additional information.
Fuel
Fuel expense was $2.5 billion in 2022, an increase of $1.0 billion, or 71.6%, compared to 2021. The increase was primarily due to increases of 65.9% and 37.8% in the average cost per KWH generated by natural gas and coal, respectively, and a 10.8% increase in the volume of KWHs generated by coal.
Purchased Power - Non-Affiliates
Purchased power expense from non-affiliates was $856 million in 2022, an increase of $224 million, or 35.4%, compared to 2021. The increase was primarily due to an increase of 26.5% in the average cost per KWH purchased primarily due to higher natural gas and coal prices and an increase of 25.4% in the volume of KWHs purchased primarily due to higher demand.
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

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
Purchased Power - Affiliates
Purchased power expense from affiliates was $1.4 billion in 2022, an increase of $542 million, or 63.1%, compared to 2021. The increase was primarily due to an increase of 75.3% in the average cost per KWH purchased primarily due to higher natural gas and coal prices.
Energy purchases from affiliates will vary depending on the demand and the availability and cost of generating resources at each company within the Southern Company system. These purchases are made in accordance with the IIC or other contractual agreements, all as approved by the FERC.
Other Operations and Maintenance Expenses
Other operations and maintenance expenses increased $136 million, or 6.1%, in 2022 as compared to 2021. The increase was primarily due to increases of $96 million in distribution expenses primarily associated with line maintenance, $45 million in certain compensation and benefit expenses, $11 million in amortization of cloud software, and $9 million in maintenance costs at corporate and field support facilities, partially offset by $17 million in gains from sales of integrated transmission system assets, a decrease of $15 million in generation expenses primarily related to scheduled generation outages partially offset by environmental projects, and a $12 million reduction in billing adjustments with integrated transmission system owners largely resulting from a terminated transmission service agreement.
Depreciation and Amortization
Depreciation and amortization increased $59 million, or 4.3%, in 2022 as compared to 2021 primarily due to increases of $46 million associated with additional plant in service and $12 million associated with amortization of regulatory assets related to CCR AROs under the terms of the 2019 ARP. See Note 2 to the financial statements under "Georgia Power – Integrated Resource Plans" and " – Rate Plans – 2019 ARP" for additional information.
Taxes Other Than Income Taxes
Taxes other than income taxes increased $51 million, or 10.7%, in 2022 as compared to 2021 primarily due to an increase in municipal franchise fees resulting from higher retail revenues.
Estimated Loss on Plant Vogtle Units 3 and 4
Georgia Power recorded pre-tax charges to income for the estimated probable loss on Plant Vogtle Units 3 and 4 totaling $183 million and $1.7 billion in 2022 and 2021, respectively. The charges to income in each year were recorded to reflect revisions to the total project capital cost forecast to complete construction and start-up of Plant Vogtle Units 3 and 4. See Note 2 to the financial statements under "Georgia Power – Nuclear Construction" for additional information.
Allowance for Equity Funds Used During Construction
Allowance for equity funds used during construction increased $13 million, or 10.2%, in 2022 as compared to 2021 primarily due to an increase in capital expenditures subject to AFUDC.
Interest Expense, Net of Amounts Capitalized
Interest expense, net of amounts capitalized increased $64 million, or 15.2%, in 2022 as compared to 2021. The increase primarily reflects approximately $39 million related to higher average outstanding borrowings and $24 million related to higher interest rates. See FINANCIAL CONDITION AND LIQUIDITY – "Sources of Capital" and "Financing Activities" herein and Note 8 to the financial statements for additional information.
Other Income (Expense), Net
Other income (expense), net increased $34 million, or 23.9%, in 2022 as compared to 2021 primarily due to an increase in non-service cost-related retirement benefits income. See Note 11 to the financial statements for additional information on Georgia Power's net periodic pension and other postretirement benefit costs.
Income Taxes (Benefit)
In 2022, income tax expense was $370 million compared to income tax benefit of $168 million for 2021, a change of $538 million. The change was primarily due to higher pre-tax earnings largely resulting from a decrease in charges associated with the construction of Plant Vogtle Units 3 and 4 and an increase in a valuation allowance and other adjustments related to certain state tax credit carryforwards. See Note 2 to the financial statements under "Georgia Power – Nuclear Construction" and Note 10 to the financial statements for additional information.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
Mississippi Power
Mississippi Power's net income was $164 million in 2022 compared to $159 million in 2021. The increase was primarily due to an increase in revenues, largely offset by increases in non-fuel operations and maintenance costs.
A condensed income statement for Mississippi Power follows:

	2022	Increase (Decrease) from 2021
	(in millions)
Operating revenues	$1,694	$372
Fuel and purchased power	789	293
Other operations and maintenance	376	63
Depreciation and amortization	181	1
Taxes other than income taxes	124	(4)
Total operating expenses	1,470	353
Operating income	224	19
Interest expense, net of amounts capitalized	56	(4)
Other income (expense), net	33	(2)
Income taxes	37	16
Net income	$164	$5
Operating Revenues
Operating revenues for 2022 were $1.7 billion, reflecting a $372 million, or 28.1%, increase from 2021. Details of operating revenues were as follows:

	2022	2021
	(in millions)
Retail — prior year	$875
Estimated change resulting from —
Rates and pricing	24
Sales growth	4
Weather	13
Fuel and other cost recovery	19
Retail — current year	$935	$875
Wholesale revenues —
Non-affiliates	252	230
Affiliates	460	188
Total wholesale revenues	712	418
Other operating revenues	47	29
Total operating revenues	$1,694	$1,322
Total retail revenues for 2022 increased $60 million, or 6.9%, compared to 2021 primarily due to an increase in revenues in accordance with new PEP rates that became effective for the first billing cycle of April 2022, an increase in fuel and other cost recovery revenues primarily as a result of higher recoverable fuel costs, and an increase in customer usage. See Note 2 to the financial statements under "Mississippi Power" for additional information.
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

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
expenses reduced by the fuel and emissions portion of wholesale revenues from energy sold to customers outside Mississippi Power's service territory. See Note 2 to the financial statements under "Mississippi Power – Fuel Cost Recovery" for additional information.
Wholesale revenues from power sales to non-affiliated utilities, including FERC-regulated MRA sales as well as market-based sales, were as follows:

	2022	2021
	(in millions)
Capacity and other	$3	$3
Energy	249	227
Total non-affiliated	$252	$230
Wholesale revenues from sales to non-affiliates increased $22 million, or 9.6%, compared to 2021. The increase was primarily due to higher fuel costs and an increase in base revenue from MRA customers primarily due to increased demand as a result of weather impacts in 2022.
Wholesale revenues from sales to non-affiliates will vary depending on fuel prices, the market prices of wholesale energy compared to the cost of Mississippi Power's and the Southern Company system's generation, demand for energy within the Southern Company system's electric service territory, and the availability of the Southern Company system's generation. Increases and decreases in energy revenues that are driven by fuel prices are accompanied by an increase or decrease in fuel costs and do not have a significant impact on net income. In addition, Mississippi Power provides service under long-term contracts with rural electric cooperative associations and a municipality located in southeastern Mississippi under requirements cost-based electric tariffs which are subject to regulation by the FERC. The contracts with these wholesale customers represented 12.4% of Mississippi Power's total operating revenues in 2022. Historically, these wholesale customers have acted as a group and any changes in contractual relationships for one customer are likely to be followed by the other wholesale customers. Short-term opportunity energy sales are also included in sales for resale to non-affiliates. These opportunity sales are made at market-based rates that generally provide a margin above Mississippi Power's variable cost to produce the energy. See Note 2 under "Mississippi Power – Municipal and Rural Associations Tariff" for additional information.
Wholesale revenues from sales to affiliates increased $272 million, or 144.7%, in 2022 compared to 2021. The increase was primarily due to increases of $243 million associated with higher fuel costs, primarily for natural gas, and $29 million associated with higher KWH sales due to lower cost available Mississippi Power resources as compared to the available affiliate company generation.
Wholesale revenues from sales to affiliates will vary depending on demand and the availability and cost of generating resources at each company. These affiliate sales are made in accordance with the IIC, as approved by the FERC. These transactions do not have a significant impact on earnings since this energy is generally sold at marginal cost.
In 2022, other operating revenues increased $18 million, or 62.1%, as compared to 2021 primarily due to increases of $13 million in unregulated sales associated with power delivery construction and maintenance projects and $4 million in open access transmission tariff revenues.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
Energy Sales
Changes in revenues are influenced heavily by the change in the volume of energy sold from year to year. KWH sales for 2022 and the percent change from 2021 were as follows:

	2022
	Total KWHs	Total KWH Percent Change	Weather-Adjusted Percent Change(*)
	(in millions)
Residential	2,134	4.2%	(1.8)%
Commercial	2,632	2.9	1.4
Industrial	4,686	1.6	1.6
Other	31	(8.8)	(8.8)
Total retail	9,483	2.5%	0.7%
Wholesale
Non-affiliated	3,465	(4.0)
Affiliated	5,489	15.8
Total wholesale	8,954	7.2
Total energy sales	18,437	4.7%
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
Changes in retail energy sales are generally the result of changes in electricity usage by customers, weather, and the number of customers. Revenues attributable to changes in sales increased in 2022 when compared to 2021. Weather-adjusted residential KWH sales decreased 1.8% compared to 2021 due to a decrease in customer usage resulting from increased activity outside the home as customers returned to pre-pandemic levels of activity. Weather-adjusted commercial KWH sales increased 1.4% primarily due to customer growth. Industrial KWH sales increased 1.6% primarily due to increases in the petroleum, pipeline, and transportation sectors.
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
Details of Mississippi Power's generation and purchased power were as follows:

	2022	2021
Total generation (in millions of KWHs)	18,303	17,377
Total purchased power (in millions of KWHs)	617	675
Sources of generation (percent) –
Gas	90	92
Coal	10	8
Cost of fuel, generated (in cents per net KWH) –
Gas	4.34	2.85
Coal	4.13	3.24
Average cost of fuel, generated (in cents per net KWH)	4.31	2.88
Average cost of purchased power (in cents per net KWH)	6.91	3.90
Fuel and purchased power expenses were $789 million in 2022, an increase of $293 million, or 59.1%, as compared to 2021. The increase was primarily due to a $266 million increase related to the average cost of fuel and purchased power and a $27 million net increase related to the volume of KWHs generated and purchased.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
Fuel and purchased power energy transactions do not have a significant impact on earnings since energy expenses are generally offset by energy revenues through Mississippi Power's fuel cost recovery clauses. See Note 2 to the financial statements under "Mississippi Power – Fuel Cost Recovery" and Note 1 to the financial statements under "Fuel Costs" for additional information.
Fuel expense increased $276 million, or 58.8%, in 2022 compared to 2021 primarily due to a 52.3% increase in the average cost of natural gas per KWH generated, a 29.1% increase in the volume of KWHs generated by coal, a 27.5% increase in the average cost of coal per KWHs generated, and a 3.9% increase in the volume of KWHs generated by natural gas.
Purchased power expense increased $16 million, or 62.0%, in 2022 compared to 2021 primarily due to a 77.2% increase in the average cost per KWH purchased, partially offset by an 8.6% decrease in the volume of KWHs purchased.
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
Other Operations and Maintenance Expenses
Other operations and maintenance expenses increased $63 million, or 20.1%, in 2022 compared to 2021. The increase was primarily due to a $25 million reliability reserve accrual in 2022 and increases of $12 million related to unregulated power delivery construction and maintenance projects, $7 million associated with storm reserve accruals, $6 million in employee compensation and benefits, $4 million in transmission and distribution line maintenance, and $4 million associated with the Kemper County energy facility primarily related to sales and use taxes. See Note 2 to the financial statements under "Mississippi Power – System Restoration Rider" and " – Reliability Reserve Accounting Order" and Note 3 to the financial statements under "Other Matters – Mississippi Power" for additional information.
Income Taxes
Income taxes increased $16 million, or 76.2%, in 2022 compared to 2021 primarily due to an increase of $11 million in the flowback of excess deferred income taxes associated with new PEP rates that became effective in April 2022, as well as an increase of $5 million due to higher pre-tax earnings. See Note 2 to the financial statements under "Mississippi Power – Performance Evaluation Plan" and Note 10 to the financial statements for additional information.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
Southern Power
Net income attributable to Southern Power for 2022 was $354 million, an $88 million increase from 2021. The increase was primarily due to higher revenues driven by higher market prices of energy and new natural gas PPAs and higher income associated with tax equity partnerships, partially offset by higher other operations and maintenance expenses, gains from contributions of wind turbine equipment to various equity method investments in 2021, and a tax benefit due to a change in state apportionment methodology resulting from tax legislation enacted by the State of Alabama in 2021.
A condensed statement of income follows:

	2022	Increase (Decrease) from 2021
	(in millions)
Operating revenues	$3,369	$1,153
Fuel	1,614	812
Purchased power	311	172
Other operations and maintenance	482	59
Depreciation and amortization	516	(1)
Taxes other than income taxes	49	4
Loss on sales-type leases	1	(39)
Gain on dispositions, net	(2)	39
Total operating expenses	2,971	1,046
Operating income	398	107
Interest expense, net of amounts capitalized	138	(9)
Other income (expense), net	7	(3)
Income taxes (benefit)	20	33
Net income	247	80
Net loss attributable to noncontrolling interests	(107)	(8)
Net income attributable to Southern Power	$354	$88
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
Energy is generally sold at variable cost or is indexed to published natural gas indices. Energy revenues will vary depending on the energy demand of Southern Power's customers and their generation capacity, as well as the market prices of wholesale energy compared to the cost of Southern Power's energy. Energy revenues also include fees for support services, fuel storage, and unit start charges. Increases and decreases in energy revenues under PPAs that are driven by fuel or purchased power prices are generally accompanied by an increase or decrease in fuel and purchased power costs and do not have a significant impact on net income.
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

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
See FUTURE EARNINGS POTENTIAL – "Southern Power's Power Sales Agreements" herein for additional information regarding Southern Power's PPAs.
Operating Revenues Details
Details of Southern Power's operating revenues were as follows:

	2022	2021
	(in millions)
PPA capacity revenues	$451	$408
PPA energy revenues	2,121	1,311
Total PPA revenues	2,572	1,719
Non-PPA revenues	761	467
Other revenues	36	30
Total operating revenues	$3,369	$2,216
Operating revenues for 2022 were $3.4 billion, a $1.2 billion, or 52.0% increase from 2021. The increase in operating revenues was primarily due to the following:
•PPA capacity revenues increased $43 million, or 10.5%, primarily due to a net increase in MW capacity under contract from natural gas PPAs and an increase associated with a change in rates from natural gas PPAs.
•PPA energy revenues increased $810 million, or 61.8%, primarily due to a $656 million increase in sales under existing natural gas PPAs resulting from a $539 million increase in the price of fuel and purchased power and a $117 million increase in the volume of KWHs sold. Also contributing to the increase was a $164 million increase in sales associated with new natural gas PPAs, net of contractual expirations.
•Non-PPA revenues increased $294 million, or 63.0%, due to a $338 million increase in the market price of energy, partially offset by a $42 million decrease in the volume of KWHs sold through short-term sales.
Fuel and Purchased Power Expenses
Details of Southern Power's generation and purchased power were as follows:

	Total KWHs	Total KWH % Change	Total KWHs
	2022		2021
	(in billions of KWHs)
Generation	48		44
Purchased power	3		3
Total generation and purchased power	51	8.5%	47
Total generation and purchased power (excluding solar, wind, fuel cells, and tolling agreements)	31	10.7%	28
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

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
Details of Southern Power's fuel and purchased power expenses were as follows:

	2022	2021
	(in millions)
Fuel	$1,614	$802
Purchased power	311	139
Total fuel and purchased power expenses	$1,925	$941
In 2022, total fuel and purchased power expenses increased $984 million, or 104.6%, compared to 2021. Fuel expense increased $812 million, or 101.2%, primarily due to a $719 million increase associated with the average cost of fuel and a $93 million increase associated with the volume of KWHs generated. Purchased power expense increased $172 million, or 123.7%, largely due to a $168 million increase associated with the average cost of purchased power.
Other Operations and Maintenance Expenses
In 2022, other operations and maintenance expenses increased $59 million, or 14.0%, compared to 2021. The increase was primarily due to increases of $42 million related to generation maintenance and outage expenses and $10 million in transmission expenses to serve new natural gas PPAs, partially offset by $6 million related to the allocation in 2021 of uncollected settlements by the Energy Reliability Council of Texas market as a result of Winter Storm Uri.
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
Gain on Dispositions, Net
In 2022, gain on dispositions, net decreased $39 million, or 95.1%, compared to 2021 primarily due to contributions of wind turbine equipment to various equity method investments in 2021. See Notes 7 and 15 to the financial statements under "Southern Power" for additional information.
Income Taxes (Benefit)
In 2022, income tax expense was $20 million compared to income tax benefit of $13 million for 2021, a change of $33 million. The change was primarily due to higher pre-tax earnings in 2022 and a change in state apportionment methodology resulting from tax legislation enacted by the State of Alabama in the first quarter 2021, partially offset by higher wind PTCs in 2022. See Notes 1 and 10 to the financial statements under "Income Taxes" and "Effective Tax Rate," respectively, for additional information.
Net Loss Attributable to Noncontrolling Interests
In 2022, net loss attributable to noncontrolling interests increased $8 million, or 8.1%, compared to 2021. The increased loss was primarily due to $28 million in higher HLBV loss allocations to tax equity partners in 2022, largely offset by $23 million in loss allocations associated with the Garland and Tranquillity battery energy storage facilities being placed in service in 2021. See Notes 9 and 15 to the financial statements under "Lessor" and "Southern Power," respectively, for additional information.
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

	Percent Generated During Heating Season
	Operating Revenues	Net Income
2022	67%	66%
2021	70%	102%
Net Income
Net income attributable to Southern Company Gas in 2022 was $572 million, an increase of $33 million, or 6.1%, compared to 2021. Net income increased $88 million at gas pipeline investments primarily as a result of a 2021 impairment charge related to the PennEast Pipeline project and $58 million at gas distribution operations primarily due to base rate increases and continued investment in infrastructure replacement, largely offset by after-tax impairment charges in 2022 totaling $99 million related to the sale of natural gas storage facilities. The 2021 results also included $107 million of net income from Sequent, including a $92 million after-tax gain and $85 million of additional tax expense resulting from its July 1, 2021 sale. See Notes 7 and 15 to the financial statements under "Southern Company Gas" for additional information.
A condensed income statement for Southern Company Gas follows:

	2022	Increase (Decrease) from 2021
	(in millions)
Operating revenues	$5,962	$1,582
Cost of natural gas	3,004	1,385
Other operations and maintenance	1,176	104
Depreciation and amortization	559	23
Taxes other than income taxes	282	57
Impairment charges	131	131
Gain on dispositions, net	(4)	123
Total operating expenses	5,148	1,823
Operating income	814	(241)
Earnings from equity method investments	148	98
Interest expense, net of amounts capitalized	263	25
Other income (expense), net	53	106
Earnings before income taxes	752	(62)
Income taxes	180	(95)
Net Income	$572	$33

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
Operating Revenues
Operating revenues in 2022 were $6.0 billion, reflecting a $1.6 billion, or 36.1%, increase compared to 2021. Details of operating revenues were as follows:

2022
(in millions)
Operating revenues – prior year	$4,380
Estimated change resulting from –
Infrastructure replacement programs and base rate changes	252
Gas costs and other cost recovery	1,468
Gas marketing services	15
Wholesale gas services	(187)
Other	34
Operating revenues – current year	$5,962
Revenues at the natural gas distribution utilities increased in 2022 due to rate increases at Nicor Gas, Atlanta Gas Light, and Chattanooga Gas and continued investment in infrastructure replacement. See Note 2 to the financial statements under "Southern Company Gas" for additional information.
Revenues associated with gas costs and other cost recovery increased in 2022 primarily due to higher natural gas cost recovery as a result of higher volumes of natural gas sold and an increase in natural gas prices. The natural gas distribution utilities have weather or revenue normalization mechanisms that mitigate revenue fluctuations from customer consumption changes. Natural gas distribution rates include provisions to adjust billings for fluctuations in natural gas costs. Therefore, gas costs recovered through natural gas revenues generally equal the amount expensed in cost of natural gas and do not affect net income from gas distribution operations. See "Cost of Natural Gas" herein for additional information.
The changes in 2022 revenues related to wholesale gas services were due to the sale of Sequent on July 1, 2021. See Note 15 to the financial statements under "Southern Company Gas" for additional information.
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

	Years Ended December 31,			2022 vs. normal	2022 vs. 2021
	Normal(*)	2022	2021	colder	colder
	(in thousands)
Illinois	5,690	5,708	5,326	0.3%	7.2%
Georgia	2,303	2,303	2,113	—%	9.0%
(*)Normal represents the 10-year average from January 1, 2012 through December 31, 2021 for Illinois at Chicago Midway International Airport and for Georgia at Atlanta Hartsfield-Jackson International Airport, based on information obtained from the National Oceanic and Atmospheric Administration, National Climatic Data Center.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
Customer Count
The following table provides the number of customers served by Southern Company Gas at December 31, 2022 and 2021:

	2022	2021
	(in thousands, except market share %)
Gas distribution operations	4,358	4,337
Gas marketing services
Energy customers(*)	622	603
Market share of energy customers in Georgia	29.3%	28.7%
(*)Gas marketing services' customers are primarily located in Georgia and Illinois.
Southern Company Gas anticipates customer growth and uses a variety of targeted marketing programs to attract new customers and to retain existing customers.
Cost of Natural Gas
Excluding Atlanta Gas Light, which does not sell natural gas to end-use customers, natural gas distribution rates include provisions to adjust billings for fluctuations in natural gas costs. Therefore, gas costs recovered through natural gas revenues generally equal the amount expensed in cost of natural gas and do not affect net income from gas distribution operations. See Note 2 to the financial statements under "Southern Company Gas – Natural Gas Cost Recovery" for additional information. Cost of natural gas at gas distribution operations represented 87.5% of the total cost of natural gas for 2022.
Gas marketing services customers are charged for actual and estimated natural gas consumed. Cost of natural gas includes the cost of fuel and associated transportation costs, lost and unaccounted for gas, adjustments to reduce the value of inventories to market value, if applicable, and gains and losses associated with certain derivatives.
In 2022, cost of natural gas was $3.0 billion, an increase of $1.4 billion, or 85.5%, compared to 2021, which reflects higher gas cost recovery in 2022 as a result of higher volumes sold and a 73.0% increase in natural gas prices compared to 2021.
Volumes of Natural Gas Sold
The following table details the volumes of natural gas sold during all periods presented.

			2022 vs. 2021
	2022	2021	% Change
Gas distribution operations (mmBtu in millions)
Firm	707	656	7.8%
Interruptible	93	98	(5.1)
Total	800	754	6.1%
Gas marketing services (mmBtu in millions)
Firm:
Georgia	35	34	2.9%
Other	18	18	—
Interruptible large commercial and industrial	14	14	—
Total	67	66	1.5%
Other Operations and Maintenance Expenses
In 2022, other operations and maintenance expenses increased $104 million, or 9.7%, compared to 2021. Excluding $66 million of expenses related to Sequent in 2021, other operations and maintenance expenses increased approximately $174 million. The increase was primarily due to increases of $64 million in compensation and benefit expenses, $43 million in expenses passed through directly to customers primarily related to bad debt at gas distribution operations, $31 million primarily related to bad debt, customer service, and sales expenses, and $18 million primarily related to pipeline compliance.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
Depreciation and Amortization
In 2022, depreciation and amortization increased $23 million, or 4.3%, compared to 2021. The increase was primarily due to continued infrastructure investments at the natural gas distribution utilities. See Note 2 to the financial statements under "Southern Company Gas – Infrastructure Replacement Programs and Capital Projects" for additional information.
Taxes Other Than Income Taxes
In 2022, taxes other than income taxes increased $57 million, or 25.3%, compared to 2021. The increase was primarily due to a $39 million increase in revenue tax expenses as a result of higher natural gas revenues and an $11 million increase in invested capital tax expense at Nicor Gas. Revenue tax expenses are passed through directly to customers and have no impact on net income.
Impairment Charges
In 2022, Southern Company Gas recorded pre-tax impairment charges totaling approximately $131 million ($99 million after tax) as a result of an agreement to sell two natural gas storage facilities. See Note 15 to the financial statements under "Southern Company Gas" for additional information.
Gain on Dispositions, Net
In 2021, Southern Company Gas recorded a $121 million gain on the sale of Sequent. See Note 15 to the financial statements under "Southern Company Gas" for additional information.
Earnings from Equity Method Investments
In 2022, earnings from equity method investments increased $98 million compared to 2021. The increase was primarily due to pre-tax impairment charges totaling $84 million in 2021 related to the PennEast Pipeline project and higher earnings at SNG resulting from higher revenues primarily due to increased demand. See Note 7 to the financial statements under "Southern Company Gas" for additional information.
Interest Expense, Net of Amounts Capitalized
In 2022, interest expense, net of amounts capitalized increased $25 million, or 10.5%, compared to 2021. The increase reflects approximately $16 million related to higher average outstanding borrowings and $8 million related to higher interest rates. See Note 8 to the financial statements for additional information.
Other Income (Expense), Net
In 2022, other income (expense), net increased $106 million compared to 2021. The increase was largely due to charitable contributions by Sequent prior to its sale totaling $101 million in 2021 and an increase of $10 million at gas distribution operations primarily related to non-service cost-related retirement benefits income. See Note 11 to the financial statements under "Southern Company Gas" for additional information.
Income Taxes
In 2022, income taxes decreased $95 million, or 34.5%, compared to 2021. The decrease was primarily due to additional tax benefit of $110 million resulting from the sale of Sequent in 2021 and $32 million as a result of the impairment related to the agreement to sell two natural gas storage facilities in 2022. The decrease was partially offset by $17 million of tax benefits in 2021 resulting from the impairment charge related to the PennEast Pipeline project and higher pre-tax earnings in 2022. See Notes 7 and 15 to the financial statements under "Southern Company Gas" and Note 10 to the financial statements for additional information.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
Segment Information

	2022			2021
	Operating Revenues	Operating Expenses	Net Income (Loss)	Operating Revenues	Operating Expenses	Net Income (Loss)
	(in millions)			(in millions)
Gas distribution operations	$5,267	$4,464	$470	$3,679	$2,971	$412
Gas pipeline investments	32	11	107	32	11	19
Wholesale gas services(*)	—	—	—	188	(53)	107
Gas marketing services	638	505	94	475	350	88
All other	55	190	(99)	38	78	(87)
Intercompany eliminations	(30)	(22)	—	(32)	(32)	—
Consolidated	$5,962	$5,148	$572	$4,380	$3,325	$539
(*)As a result of the sale of Sequent, wholesale gas services was no longer a reportable segment in 2022. See Note 15 to the financial statements under "Southern Company Gas" for additional information.
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
In 2022, net income increased $58 million, or 14.1%, compared to 2021. Operating revenues increased $1.6 billion primarily due to higher gas cost recovery, rate increases, and continued investment in infrastructure replacement. Gas costs recovered through natural gas revenues generally equal the amount expensed in cost of natural gas. Operating expenses increased $1.5 billion primarily due to a $1.2 billion increase in cost of gas as a result of higher natural gas prices compared to 2021, a $52 million increase in compensation and benefit expenses, and a $34 million increase in depreciation resulting from additional assets placed in service. The increase in operating expenses also includes increases of $83 million in costs passed through directly to customers primarily related to bad debt expenses and revenue taxes. Other income and expense increased $10 million primarily due to an increase in non-service cost-related retirement benefits income. Interest expense, net of amounts capitalized increased $22 million primarily due to additional debt issued to finance continued investments. Income taxes increased $25 million primarily due to higher pre-tax earnings. See Note 2 to the financial statements under "Southern Company Gas" and Note 11 to the financial statements for additional information.
Gas Pipeline Investments
Gas pipeline investments consists primarily of joint ventures in natural gas pipeline investments including SNG, Dalton Pipeline, and PennEast Pipeline. In 2022, net income increased $88 million compared to 2021. The increase was primarily due to impairment charges in 2021 totaling $84 million ($67 million after tax) related to the PennEast Pipeline project and higher earnings at SNG resulting from higher revenues primarily due to increased demand. See Note 7 to the financial statements under "Southern Company Gas" for additional information.
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

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
services is weather sensitive and uses a variety of hedging strategies, such as weather derivative instruments and other risk management tools, to partially mitigate potential weather impacts.
In 2022, net income increased $6 million, or 6.8%, compared to 2021. The increase was primarily due to a $163 million increase in operating revenues as a result of higher commodity prices, colder weather, and higher sales to commercial customers, partially offset by a $155 million increase in operating expenses primarily due to $149 million in higher cost of natural gas and an increase of $3 million in income taxes as a result of higher pre-tax earnings.
All Other
All other includes natural gas storage businesses, a renewable natural gas business, AGL Services Company, and Southern Company Gas Capital, as well as various corporate operating expenses that are not allocated to the reportable segments and interest income (expense) associated with affiliate financing arrangements. See Note 15 to the financial statements under "Southern Company Gas" for information regarding agreements by certain affiliates of Southern Company Gas to sell two natural gas storage facilities.
In 2022, net income decreased $12 million compared to 2021. The decrease was primarily due to pre-tax impairment charges in 2022 totaling approximately $131 million ($99 million after tax) related to the sale of natural gas storage facilities, largely offset by $84 million of additional tax expense as a result of the sale of Sequent in 2021, an increase in operating revenues of $17 million primarily related to higher demand fees and favorable hedge gains at the natural gas storage businesses and higher sales from the renewable natural gas business, lower depreciation in 2022, and an increase in charitable contributions in 2022. See Note 10 to the financial statements and Note 15 to the financial statements under "Southern Company Gas" for additional information.
FUTURE EARNINGS POTENTIAL
General
Prices for electric service provided by the traditional electric operating companies and natural gas distribution service provided by the natural gas distribution utilities to retail customers are set by state PSCs or other applicable state regulatory agencies under cost-based regulatory principles. Retail rates and earnings are reviewed through various regulatory mechanisms and/or processes and may be adjusted periodically within certain limitations. Effectively operating pursuant to these regulatory mechanisms and/or processes and appropriately balancing required costs and capital expenditures with customer prices will continue to challenge the traditional electric operating companies and natural gas distribution utilities for the foreseeable future. Prices for wholesale electricity sales, interconnecting transmission lines, and the exchange of electric power are regulated by the FERC. Southern Power continues to focus on long-term PPAs. See ACCOUNTING POLICIES – "Application of Critical Accounting Policies and Estimates – Utility Regulation" herein and Note 2 to the financial statements for additional information about regulatory matters.
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
Global and U.S. economic conditions continue to be significantly affected by a series of demand and supply shocks that caused a global and national economic recession in 2020 and have been further impacted by the invasion of Ukraine and significant declines in labor force participation rates. The confluence of these disruptions has resulted in the highest levels of inflation globally in 40 years and driven a significant policy response by central banks across the global economy. The U.S. Federal Reserve has increased policy interest rates faster than any rate increase cycle in the last 40 years and to levels high enough to slow economic activity. These actions and impacts, including increased costs for goods and services and borrowing costs, have led to a significantly increased risk of recession. Additionally, inflation remains elevated in part due to continued supply chain constraints and labor markets remaining tight. Electricity sales across all classes have recovered to pre-COVID-19 pandemic levels and

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
customer growth at both the traditional electric operating companies and natural gas distribution utilities has remained strong. However, weakening economic activity increases the risk of slowing to declining energy sales. Additionally, the current economic environment has increased the uncertainty of future energy demand and operating costs. See RESULTS OF OPERATIONS herein for information on energy sales in the Southern Company system's service territory during 2022.
The level of future earnings for Southern Power's competitive wholesale electric business depends on numerous factors including the parameters of the wholesale market and the efficient operation of its wholesale generating assets; Southern Power's ability to execute its growth strategy through the development or acquisition of renewable facilities and other energy projects while containing costs; regulatory matters; customer creditworthiness; total electric generating capacity available in Southern Power's market areas; Southern Power's ability to successfully remarket capacity as current contracts expire; renewable portfolio standards; continued availability of federal and state ITCs and PTCs, which could be impacted by future tax legislation; transmission constraints; cost of generation from units within the Southern Company power pool; and operational limitations. See "Income Tax Matters" herein for information regarding recent tax legislation expanding the availability of federal ITCs and PTCs. Also see Notes 10 and 15 to the financial statements for additional information.
The level of future earnings for Southern Company Gas' primary business of distributing natural gas and its complementary businesses in the gas pipeline investments and gas marketing services sectors depends on numerous factors. These factors include the natural gas distribution utilities' ability to maintain constructive regulatory environments that allow for the timely recovery of prudently-incurred costs, including those related to projected long-term demand growth, safety, system reliability and resiliency, natural gas, and capital expenditures, including expanding and improving the natural gas distribution systems; the completion and subsequent operation of ongoing infrastructure and other construction projects; customer creditworthiness; and certain policies to limit the use of natural gas, such as the potential across certain parts of the U.S. for state or municipal bans on the use of natural gas or policies designed to promote electrification. The volatility of natural gas prices has an impact on Southern Company Gas' customer rates, its long-term competitive position against other energy sources, and the ability of Southern Company Gas' gas marketing services business to capture value from locational and seasonal spreads. Additionally, changes in commodity prices, primarily driven by tight gas supplies, geopolitical events, and diminished gas production, subject a portion of Southern Company Gas' operations to earnings variability and have resulted in higher natural gas prices. Additional economic factors may contribute to this environment. The demand for natural gas may increase, which may cause natural gas prices to rise and drive higher volatility in the natural gas markets on a longer-term basis. Alternatively, a significant drop in oil and natural gas prices could lead to a consolidation of natural gas producers or reduced levels of natural gas production.
Earnings for both the electricity and natural gas businesses are subject to a variety of other factors. These factors include weather; competition; developing new and maintaining existing energy contracts and associated load requirements with wholesale customers; customer energy conservation practices; the use of alternative energy sources by customers; government incentives to reduce overall energy usage; fuel, labor, and material prices in an environment of heightened inflation and material and labor supply chain disruptions; and the price elasticity of demand. Demand for electricity and natural gas in the Registrants' service territories is primarily driven by the pace of economic growth or decline that may be affected by changes in regional and global economic conditions, which may impact future earnings.
Mississippi Power provides service under long-term contracts with rural electric cooperative associations and a municipality located in southeastern Mississippi under requirements cost-based electric tariffs which are subject to regulation by the FERC. The contracts with these wholesale customers represented 12.4% of Mississippi Power's total operating revenues in 2022. Historically, these wholesale customers have acted as a group and any changes in contractual relationships for one customer are likely to be followed by the other wholesale customers.
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
Environmental Matters
The Southern Company system's operations are regulated by state and federal environmental agencies through a variety of laws and regulations governing air, water, land, avian and other wildlife and habitat protection, and other natural resources. The Southern Company system maintains comprehensive environmental compliance and GHG strategies to assess both current and

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
upcoming requirements and compliance costs associated with these environmental laws and regulations. New or revised environmental laws and regulations could further affect many areas of operations for the Subsidiary Registrants. The costs required to comply with environmental laws and regulations and to achieve stated goals, including capital expenditures, operations and maintenance costs, and costs reflected in ARO liabilities, may impact future electric generating unit retirement and replacement decisions (which are subject to approval from the traditional electric operating companies' respective state PSCs), results of operations, cash flows, and/or financial condition. Related costs may result from the installation of additional environmental controls, closure and monitoring of CCR facilities, unit retirements, or changing fuel sources for certain existing units, as well as related upgrades to the Southern Company system's transmission and distribution (electric and natural gas) systems. A major portion of these costs is expected to be recovered through retail and wholesale rates, including existing ratemaking and billing provisions. The ultimate impact of environmental laws and regulations and the GHG goals discussed herein cannot be determined at this time and will depend on various factors, such as state adoption and implementation of requirements, the availability and cost of any deployed technology, fuel prices, the outcome of pending and/or future legal challenges, and the ability to continue recovering the related costs, through rates for the traditional electric operating companies and the natural gas distribution utilities and/or through long-term wholesale agreements for the traditional electric operating companies and Southern Power.
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
Southern Power's PPAs generally contain provisions that permit charging the counterparty for some of the new costs incurred as a result of changes in environmental laws and regulations. Since Southern Power's units are generally newer natural gas and renewable generating facilities, costs associated with environmental compliance for these facilities have been less significant than for similarly situated coal or older natural gas generating facilities. Environmental, natural resource, and land use concerns, including the applicability of air quality limitations, the potential presence of wetlands or threatened and endangered species, the availability of water withdrawal rights, uncertainties regarding impacts such as increased light or noise, and concerns about potential adverse health impacts can, however, increase the cost of siting and operating any type of future facility. The impact of such laws, regulations, and other considerations on Southern Power and subsequent recovery through PPA provisions cannot be determined at this time.
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
Although the timing, requirements, and estimated costs could change as environmental laws and regulations are adopted or modified, as compliance plans are revised or updated, and as legal challenges to rules are initiated or completed, estimated capital expenditures through 2027 based on the current environmental compliance strategy for the Southern Company system and the traditional electric operating companies are as follows:

	2023	2024	2025	2026	2027	Total
	(in millions)
Southern Company	$139	$125	$108	$91	$50	$513
Alabama Power	53	35	46	28	18	180
Georgia Power	82	86	56	53	24	301
Mississippi Power	5	3	7	11	7	33
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

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
Environmental Laws and Regulations
Air Quality
Since 1990, the Southern Company system reduced SO2 and NOX air emissions by 99% and 92%, respectively, through 2021. Since 2005, the Southern Company system reduced mercury air emissions by 97% through 2021.
On March 11, 2022, the EPA released a proposed Federal Implementation Plan to require reductions in NOX emissions from sources in 26 states, including Alabama and Mississippi, to assure those states satisfy their interstate transport (good neighbor) obligations under the 2015 Ozone National Ambient Air Quality Standards (NAAQS) in downwind states. Georgia and North Carolina have approved interstate transport state implementation plans related to the 2015 Ozone NAAQS and are not subject to this rule. The EPA is anticipated to issue a final rule by March 2023 with initial applicability for 2023. The ultimate impact of a final rule cannot be determined at this time; however, it may result in increased compliance costs.
Water Quality
In 2020, the EPA published the final steam electric ELG reconsideration rule (ELG Reconsideration Rule), a reconsideration of the 2015 ELG rule's limits on bottom ash transport water and flue gas desulfurization wastewater that extended the latest applicability date for both discharges to December 31, 2025. The ELG Reconsideration Rule also updated the voluntary incentive program and provided new subcategories for low utilization electric generating units and electric generating units that will permanently cease coal combustion by 2028. As required by the ELG Reconsideration Rule, in October 2021, Alabama Power and Georgia Power each submitted initial notices of planned participation (NOPP) for applicable units seeking to qualify for these subcategories.
Alabama Power submitted its NOPP to the Alabama Department of Environmental Management (ADEM) indicating plans to retire Plant Barry Unit 5 (700 MWs) and to cease using coal and begin operating solely on natural gas at Plant Barry Unit 4 (350 MWs) and Plant Gaston Unit 5 (880 MWs). Alabama Power, as agent for SEGCO, indicated plans to retire Plant Gaston Units 1 through 4 (1,000 MWs). These plans are expected to be completed on or before the compliance date of December 31, 2028. The NOPP submittals are subject to the review of the ADEM. With the completion of the Calhoun Generating Station acquisition on September 30, 2022, Alabama Power expects to retire Plant Barry Unit 5 in late 2023 or early 2024 subject to certain operating conditions. Plant Barry Unit 4 ceased using coal and began to operate solely on natural gas in December 2022. See Notes 2 and 7 to the financial statements under "Alabama Power – Certificates of Convenience and Necessity" and "SEGCO," respectively, for additional information.
The remaining assets for which Alabama Power has indicated retirement, due to early closure or repowering of the unit to natural gas, have net book values totaling approximately $1.4 billion (excluding capitalized asset retirement costs which are recovered through Rate CNP Compliance) at December 31, 2022. The net book value of $42 million for retired coal equipment at Plant Barry Unit 4 was reclassified to a regulatory asset at December 31, 2022. Based on an Alabama PSC order, Alabama Power is authorized to establish a regulatory asset to record the unrecovered investment costs, including the plant asset balance and the site removal and closure costs, associated with unit retirements caused by environmental regulations (Environmental Accounting Order). Under the Environmental Accounting Order, the regulatory asset would be amortized and recovered over an affected unit's remaining useful life, as established prior to the decision regarding early retirement, through Rate CNP Compliance. See Note 2 to the financial statements under "Alabama Power – Rate CNP Compliance" and " – Environmental Accounting Order" for additional information.
Georgia Power submitted its NOPP to the Georgia Environmental Protection Division (EPD) indicating plans to retire Plant Wansley Units 1 and 2 (926 MWs based on 53.5% ownership), Plant Bowen Units 1 and 2 (1,400 MWs), and Plant Scherer Unit 3 (614 MWs based on 75% ownership) on or before the compliance date of December 31, 2028. Georgia Power also submitted a NOPP indicating plans to pursue compliance with the ELG Reconsideration Rule for Plant Scherer Units 1 and 2 (137 MWs based on 8.4% ownership) through the voluntary incentive program by no later than December 31, 2028. Georgia Power intends to comply with the ELG Rules for Plant Bowen Units 3 and 4 through the generally applicable requirements by December 31, 2025; therefore, no NOPP submission was required for these units. The NOPP submittals and generally applicable requirements are subject to the review of the Georgia EPD.
The Georgia PSC approved the retirements of Plant Wansley Units 1 and 2 (which occurred on August 31, 2022) and Plant Scherer Unit 3 in its 2022 IRP order, but deferred a decision on the requested decertification and retirement of Plant Bowen Units 1 and 2 to the 2025 IRP. See Note 2 to the financial statements under "Georgia Power – Integrated Resource Plans" for additional information.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
The ELG Reconsideration Rule has been challenged by several environmental organizations and the cases have been consolidated in the U.S. Court of Appeals for the Fourth Circuit. The case is being held in abeyance while the EPA undertakes a new rulemaking to revise the ELG Reconsideration Rule. A proposed rule, referred to as the ELG Supplemental Rule, is expected to be released by mid-2023. Any revisions could require changes in the traditional electric operating companies' compliance strategies.
The ultimate outcome of these matters cannot be determined at this time.
Coal Combustion Residuals
In 2015, the EPA finalized non-hazardous solid waste regulations for the management and disposal of CCR, including coal ash and gypsum, in landfills and surface impoundments (ash ponds) at active electric generating power plants. The CCR Rule requires landfills and ash ponds to be evaluated against a set of performance criteria and potentially closed if certain criteria are not met. Closure of existing landfills and ash ponds requires installation of equipment and infrastructure to manage CCR in accordance with the CCR Rule. In addition to the federal CCR Rule, the States of Alabama and Georgia finalized state regulations regarding the management and disposal of CCR within their respective states. In 2019, the State of Georgia received partial approval from the EPA for its state CCR permitting program, which has broader applicability than the federal rule. The State of Mississippi has not developed a state CCR permit program.
The Holistic Approach to Closure: Part A rule, finalized in 2020, revised the deadline to stop sending CCR and non-CCR wastes to unlined surface impoundments to April 11, 2021 and established a process for the EPA to approve extensions to the deadline. The traditional electric operating companies stopped sending CCR and non-CCR wastes to their unlined impoundments prior to April 11, 2021 and, therefore, did not submit requests for extensions. Beginning on January 11, 2022, the EPA has issued numerous Part A determinations that state its current positions on a variety of CCR Rule compliance requirements, such as criteria for groundwater corrective action and CCR unit closure. The traditional electric operating companies are working with state regulatory agencies to determine whether the EPA's current positions may impact closure and groundwater monitoring plans.
On April 8, 2022, the Utilities Solid Waste Activities Group and a group of generating facility operators filed petitions for review in the U.S. Court of Appeals for the D.C. Circuit challenging whether the EPA's January 11, 2022 actions establish new legislative rules that should have gone through notice-and-comment rulemaking. A decision by the court is expected in late 2023. The ultimate impacts of the EPA's current positions are subject to the outcome of the pending litigation and any potential future rulemaking and cannot be determined at this time.
Based on requirements for closure and monitoring of landfills and ash ponds pursuant to the CCR Rule and applicable state rules, the traditional electric operating companies have periodically updated, and expect to continue periodically updating, their related cost estimates and ARO liabilities for each CCR unit as additional information related to closure methodologies, schedules, and/or costs becomes available. Some of these updates have been, and future updates may be, material. Additionally, the closure designs and plans in the States of Alabama and Georgia are subject to approval by environmental regulatory agencies. Absent continued recovery of ARO costs through regulated rates, results of operations, cash flows, and financial condition for Southern Company and the traditional electric operating companies could be materially impacted. See FINANCIAL CONDITION AND LIQUIDITY – "Cash Requirements," Notes 2 and 3 to the financial statements under "Georgia Power – Rate Plans" and "General Litigation Matters – Alabama Power," respectively, and Note 6 to the financial statements for additional information.
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
Global Climate Issues
In 2019, the EPA published the final Affordable Clean Energy rule (ACE Rule), which repealed and replaced the Clean Power Plan (CPP) and would have required states to develop unit-specific CO2 emission rate standards for existing coal-fired units based on heat-rate efficiency improvements. On June 30, 2022, the U.S. Supreme Court issued an opinion limiting the EPA's authority

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
to regulate GHG emissions under the Clean Air Act with a focus on whether such authority allows the EPA to regulate the electric industry in a manner as broad as the CPP. The EPA has announced its intent to propose a new rule for existing fossil fuel-fired electric generating units and to propose revised performance standards for new fossil fuel-fired electric generating units pursuant to the Clean Air Act by April 2023. The ultimate impact of these actions cannot be determined at this time.
In February 2021, the United States officially rejoined the Paris Agreement. The Paris Agreement establishes a non-binding universal framework for addressing GHG emissions based on nationally determined emissions reduction contributions and sets in place a process for tracking progress towards the goals every five years. In April 2021, President Biden announced a new target for the United States to achieve a 50% to 52% reduction in economy-wide GHG emissions from 2005 levels by 2030. The target was accepted by the United Nations as the United States' nationally determined emissions reduction contribution under the Paris Agreement.
Additional GHG policies, including legislation, may emerge in the future requiring the United States to accelerate its transition to a lower GHG emitting economy; however, associated impacts are currently unknown. The Southern Company system has transitioned from an electric generating mix of 70% coal and 15% natural gas in 2007 to a mix of 22% coal and 51% natural gas in 2022. This transition has been supported in part by the Southern Company system retiring over 6,700 MWs of coal-fired generating capacity since 2010 and converting 3,700 MWs of generating capacity from coal to natural gas since 2015. In addition, the Southern Company system's capacity mix consists of over 11,500 MWs of renewable and storage facilities through ownership and long-term PPAs. See "Environmental Laws and Regulations – Water Quality" herein for information on plans to retire or convert to natural gas additional coal-fired generating capacity. In addition, Southern Company Gas has replaced over 6,000 miles of pipe material that was more prone to fugitive emissions (unprotected steel and cast-iron pipe), resulting in mitigation of more than 3.3 million metric tons of CO2 equivalents from its natural gas distribution system since 1998.
The following table provides the Registrants' 2021 and preliminary 2022 Scope 1 GHG emissions based on equity share of facilities:

	2021	Preliminary 2022
	(in million metric tons of CO2 equivalent)
Southern Company(*)	82	85
Alabama Power(*)	34	35
Georgia Power	23	23
Mississippi Power	8	9
Southern Power	11	13
Southern Company Gas(*)	2	2
(*)Includes GHG emissions attributable to disposed assets through the date of the applicable disposition and to acquired assets beginning with the date of the applicable acquisition. See Note 15 to the financial statements for additional information.
Southern Company system management has established an intermediate goal of a 50% reduction in GHG emissions from 2007 levels by 2030 and a long-term goal of net zero GHG emissions by 2050. Based on the preliminary 2022 emissions, the Southern Company system has achieved an estimated GHG emission reduction of 46% since 2007. GHG emissions increased in 2022 due to an increase in generation when compared to 2021 resulting from increased electricity sales, as discussed further under RESULTS OF OPERATIONS – "Southern Company – Electricity Business" herein. Southern Company system management expects to achieve sustained GHG emissions reductions of at least 50% as early as 2025. While none of Southern Company's subsidiaries are currently subject to renewable portfolio standards or similar requirements, management of the traditional electric operating companies is working with applicable regulators through their IRP processes to continue the generating fleet transition in a manner responsible to customers, communities, employees, and other stakeholders. Achievement of these goals is dependent on many factors, including natural gas prices and the pace and extent of development and deployment of low- to no-GHG energy technologies and negative carbon concepts. Southern Company system management plans to continue to pursue a diverse portfolio including low-carbon and carbon-free resources and energy efficiency resources; continue to transition the Southern Company system's generating fleet and make the necessary related investments in transmission and distribution systems; implement initiatives to reduce natural gas distribution operational emissions; continue its research and development with a particular focus on technologies that lower GHG emissions, including methods of removing carbon from the atmosphere; and constructively engage with policymakers, regulators, investors, customers, and other stakeholders to support outcomes leading to a net zero future.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
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
Southern Power works to maintain and expand its share of the wholesale market. During 2022, Southern Power continued to be successful in remarketing up to 1,175 MWs of annual natural gas generation capacity to load-serving entities through several PPAs extending over the next eight years. Market demand is being driven by load-serving entities replacing expired purchase contracts and/or retired generation, as well as planning for future growth.
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

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
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
Solar and Wind
Southern Power's electricity sales from solar and wind generating facilities are also primarily through long-term PPAs; however, these PPAs do not have a capacity charge and customers either purchase the energy output of a dedicated renewable facility through an energy charge or provide Southern Power a certain fixed price for the electricity sold to the grid. As a result, Southern Power's ability to recover fixed and variable operations and maintenance expenses is dependent upon the level of energy generated from these facilities, which can be impacted by weather conditions, equipment performance, transmission constraints, and other factors. Generally, under the renewable generation PPAs, the purchasing party retains the right to keep or resell the associated renewable energy credits.
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
Southern Power's ITCs relate to its investment in new solar facilities and battery energy storage facilities (co-located with existing solar facilities) that are acquired or constructed and its PTCs relate to the first 10 years of energy production from its wind facilities, which have had, and may continue to have, a material impact on Southern Power's cash flows and net income. At December 31, 2022, Southern Company and Southern Power had approximately $1.1 billion and $0.8 billion, respectively, of unutilized federal ITCs and PTCs, which are currently expected to be fully utilized by 2026, but could be further delayed. Since 2018, Southern Power has been utilizing tax equity partnerships for wind, solar, and battery energy storage projects, where the tax partner takes significantly all of the respective federal tax benefits. These tax equity partnerships are consolidated in Southern Company's and Southern Power's financial statements using the HLBV methodology to allocate partnership gains and losses. See Note 1 to the financial statements under "General" for additional information on the HLBV methodology and Note 1 to the financial statements under "Income Taxes" and Note 10 to the financial statements under "Deferred Tax Assets and Liabilities – Tax Credit Carryforwards" and "Effective Tax Rate" for additional information regarding utilization and amortization of credits and the tax benefit related to associated basis differences.
Inflation Reduction Act
On August 16, 2022, the Inflation Reduction Act (IRA) was signed into law. The IRA extends, expands, and increases ITCs and PTCs for clean energy projects, allows PTCs for solar projects, adds ITCs for stand-alone energy storage projects with an option to elect out of the tax normalization requirement, and allows for the transferability of the tax credits. The IRA extends and increases the tax credits for carbon capture and sequestration projects and adds tax credits for clean hydrogen and nuclear projects. Additional ITC and PTC amounts are available if the projects meet domestic content requirements or are located in low-income or energy communities. The IRA also enacted a 15% corporate minimum tax on book income, with material adjustments for pension costs and tax depreciation. The 15% corporate minimum tax on book income can be reduced by energy tax credits.
For solar projects placed in service in 2022 through 2032, the IRA provides for a 30% ITC and an option to claim a PTC instead of an ITC. Starting in 2023 and through 2032, the IRA provides for a 30% ITC for stand-alone energy storage projects. For wind projects placed in service in 2022 through 2032, the IRA provides for a 100% PTC, adjusted for inflation annually. For projects placed in service before 2022, the 2022 PTC rate is 2.6 cents per KWH. For projects placed in service in 2022, the 2022 PTC rate

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
is 2.75 cents per KWH. The same PTC rate applies for solar projects for which the PTC option has been elected. To realize the full value of ITCs and PTCs, the IRA requires satisfaction of prevailing wage and apprenticeship requirements.
Implementation of the IRA provisions is subject to the issuance of additional guidance by the U.S. Treasury Department and the IRS, and the ultimate impacts cannot be determined at this time; however, the IRA is not expected to have a material impact on the Registrants' financial statements for the year ending December 31, 2023.
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
Revenues related to regulated utility operations as a percentage of total operating revenues in 2022 for the applicable Registrants were as follows: 88% for Southern Company, 98% for Alabama Power, 97% for Georgia Power, 99% for Mississippi Power, and 88% for Southern Company Gas.
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

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
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
As of December 31, 2022, Georgia Power revised its total project capital cost forecast to $10.6 billion (net of $1.7 billion received under the Guarantee Settlement Agreement and approximately $188 million in related customer refunds). This forecast includes construction contingency of $60 million and is based on projected in-service dates at the end of the second quarter 2023 and the first quarter 2024 for Units 3 and 4, respectively. Since 2018, established construction contingency and additional costs totaling $2.5 billion have been assigned to the base capital cost forecast. Although Georgia Power believes these incremental costs are reasonable and necessary to complete the project and the Georgia PSC's order in the seventeenth VCM proceeding specifically states that the construction of Plant Vogtle Units 3 and 4 is not subject to a cost cap, Georgia Power will not seek rate recovery for the $0.7 billion increase to the base capital cost forecast included in the nineteenth VCM report and charged to income by Georgia Power in the second quarter 2018 and has not sought rate recovery for any subsequent construction and additional contingency costs assigned to the base capital cost forecast. After considering the significant level of uncertainty that exists regarding the future recoverability of these costs since the ultimate outcome of these matters is subject to the outcome of future assessments by management, as well as Georgia PSC decisions in these future regulatory proceedings, Georgia Power recorded total pre-tax charges to income of $1.1 billion ($0.8 billion after tax) in 2018; $149 million ($111 million after tax) and $176 million ($131 million after tax) in the second quarter and the fourth quarter 2020, respectively; $48 million ($36 million after tax), $460 million ($343 million after tax), $264 million ($197 million after tax), and $480 million ($358 million after tax) in the first quarter 2021, the second quarter 2021, the third quarter 2021, and the fourth quarter 2021, respectively; and $36 million ($27 million after tax), $32 million ($24 million after tax), and $148 million ($110 million after tax) in the second quarter 2022, the third quarter 2022, and the fourth quarter 2022, respectively.
Georgia Power and the other Vogtle Owners do not agree on either the starting dollar amount for the determination of cost increases subject to the cost-sharing and tender provisions of the Global Amendments (as defined in Note 2 to the financial statements under "Georgia Power – Nuclear Construction – Joint Owner Contracts") or the extent to which COVID-19-related costs impact those provisions. The other Vogtle Owners notified Georgia Power that they believe the project capital cost forecast approved by the Vogtle Owners on February 14, 2022 triggered the tender provisions. On June 17, 2022 and July 26, 2022, OPC and Dalton, respectively, notified Georgia Power of their purported exercises of their tender options. Georgia Power did not accept these purported tender exercises. On September 29, 2022, Georgia Power and MEAG Power reached an agreement to resolve their dispute regarding the proper interpretation of the cost-sharing and tender provisions of the Global Amendments. Under the terms of the agreement, among other items, (i) MEAG Power will not exercise its tender option and will retain its full ownership interest in Plant Vogtle Units 3 and 4; (ii) Georgia Power will reimburse a portion of MEAG Power's costs of construction for Plant Vogtle Units 3 and 4 as such costs are incurred and with no further adjustment for force majeure costs, which payments will total approximately $92 million based on the current project capital cost forecast; and (iii) Georgia Power will reimburse 20% of MEAG Power's costs of construction with respect to any amounts over the current project capital cost forecast, with no further adjustment for force majeure costs.
Georgia Power recorded additional pre-tax charges (credits) to income of approximately $440 million ($328 million after tax) in the fourth quarter 2021 and approximately $16 million ($12 million after tax), $(102) million ($(76) million after tax), and $53 million ($40 million after tax) in the second quarter 2022, the third quarter 2022, and the fourth quarter 2022, respectively, associated with the cost-sharing and tender provisions of the Global Amendments, including the settlement with MEAG Power. A total of $407 million associated with these provisions is included in the total project capital cost forecast and will not be recovered from retail customers. The settlement with MEAG Power does not resolve the separate pending litigation with OPC, including Dalton's associated complaint, regarding the cost-sharing and tender provisions of the Global Amendments described in Note 2 to the financial statements under "Georgia Power – Nuclear Construction – Joint Owner Contracts." Georgia Power may be required to record further pre-tax charges to income of up to approximately $345 million associated with these provisions for OPC and Dalton based on the current project capital cost forecast.
Georgia Power's ownership interest in Plant Vogtle Units 3 and 4 continues to be 45.7%. Georgia Power believes the increases in the total project capital cost forecast through December 31, 2022 will trigger the tender provisions, but Georgia Power disagrees

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
with OPC and Dalton on the tender provisions trigger date. Valid notices of tender from OPC and Dalton would require Georgia Power to pay 100% of their respective remaining shares of the costs necessary to complete Plant Vogtle Units 3 and 4. Georgia Power's incremental ownership interest will be calculated and conveyed to Georgia Power after Plant Vogtle Units 3 and 4 are placed in service.
As part of its ongoing processes, Southern Nuclear continues to evaluate cost and schedule forecasts on a regular basis to incorporate current information available, particularly in the areas of start-up testing and related test results, engineering support, commodity installation, system turnovers, and workforce statistics.
The projected schedule for Unit 3 primarily depends on the progression of final component and pre-operational testing and start-up, which may be impacted by further equipment, component, and/or other operational challenges. The projected schedule for Unit 4 primarily depends on potential impacts arising from Unit 4 testing activities overlapping with Unit 3 start-up and commissioning; maintaining overall construction productivity and production levels, particularly in subcontractor scopes of work; and maintaining appropriate levels of craft laborers. Any further delays could result in later in-service dates and cost increases.
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
The ultimate outcome of these matters cannot be determined at this time. However, any extension of the in-service date beyond the second quarter 2023 for Unit 3 or the first quarter 2024 for Unit 4, including the joint owner cost sharing and tender impacts described in Note 2, is estimated to result in additional base capital costs for Georgia Power of up to $15 million per month for Unit 3 and $35 million per month for Unit 4, as well as the related AFUDC and any additional related construction, support resources, or testing costs. While Georgia Power is not precluded from seeking retail recovery of any future capital cost forecast increase other than the amounts related to the cost-sharing and tender provisions of the joint ownership agreements described above, management will ultimately determine whether or not to seek recovery. Any further changes to the capital cost forecast that are not expected to be recoverable through regulated rates will be required to be charged to income and such charges could be material.
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
Accounting for Income Taxes (Southern Company, Georgia Power, Mississippi Power, Southern Power, and Southern Company Gas)
The consolidated income tax provision and deferred income tax assets and liabilities, as well as any unrecognized tax benefits and valuation allowances, require significant judgment and estimates. These estimates are supported by historical tax return data, reasonable projections of taxable income, the ability and intent to implement tax planning strategies if necessary, and interpretations of applicable tax laws and regulations across multiple taxing jurisdictions. The effective tax rate reflects the statutory tax rates and calculated apportionments for the various states in which the Southern Company system operates.
Southern Company files a consolidated federal income tax return and the Registrants file various state income tax returns, some of which are combined or unitary. Under a joint consolidated income tax allocation agreement, each Southern Company subsidiary's current and deferred tax expense is computed on a stand-alone basis and each subsidiary is allocated an amount of tax similar to that which would be paid if it filed a separate income tax return. In accordance with IRS regulations, each company is jointly and severally liable for the federal tax liability. Certain deductions and credits can be limited or utilized at the consolidated or combined level resulting in tax credit and/or state NOL carryforwards that would not otherwise result on a stand-alone basis. Utilization of these carryforwards and the assessment of valuation allowances are based on significant judgment and extensive analysis of Southern Company's and its subsidiaries' current financial position and results of operations, including currently available information about future years, to estimate when future taxable income will be realized. See Note 10 to the financial statements under "Deferred Tax Assets and Liabilities – Tax Credit Carryforwards" and " – Net Operating Loss Carryforwards" for additional information.
Current and deferred state income tax liabilities and assets are estimated based on laws of multiple states that determine the income to be apportioned to their jurisdictions. States have various filing methodologies and utilize specific formulas to calculate the apportionment of taxable income. The calculation of deferred state taxes considers apportionment factors and filing

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
methodologies that are expected to apply in future years. Any apportionments and/or filing methodologies ultimately finalized in a manner inconsistent with expectations could have a material effect on the financial statements of the applicable Registrants.
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
The cost estimates for AROs related to the disposal of CCR are based on information using various assumptions related to closure and post-closure costs, timing of future cash outlays, inflation and discount rates, and the potential methods for complying with the CCR Rule and the related state rules. The traditional electric operating companies have periodically updated, and expect to continue periodically updating, their related cost estimates and ARO liabilities for each CCR unit as additional information related to these assumptions becomes available. Some of these updates have been, and future updates may be, material. See Note 6 to the financial statements for additional information, including updates to AROs related to ash ponds recorded during 2022 by certain Registrants.
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
The following table illustrates the sensitivity to changes in the applicable Registrants' long-term assumptions with respect to the discount rate, salary increases, and the long-term rate of return on plan assets:

Increase/(Decrease) in
25 Basis Point Change in:	Total Benefit Expense for 2023	Projected Obligation for Pension Plan at December 31, 2022	Projected Obligation for Other Postretirement Benefit Plans at December 31, 2022
(in millions)
Discount rate:
Southern Company	$33/$(25)	$395/$(375)	$35/$(33)
Alabama Power	$9/$(9)	$95/$(90)	$9/$(8)
Georgia Power	$9/$(9)	$116/$(111)	$12/$(12)
Mississippi Power	$2/$(1)	$18/$(17)	$1/$(1)
Southern Company Gas	$2/$(2)	$25/$(24)	$4/$(4)
Salaries:
Southern Company	$16/$(15)	$81/$(79)	$–/$–
Alabama Power	$5/$(4)	$23/$(22)	$–/$–
Georgia Power	$5/$(4)	$22/$(22)	$–/$–
Mississippi Power	$1/$(1)	$3/$(3)	$–/$–
Southern Company Gas	$1/$(0)	$2/$(2)	$–/$–
Long-term return on plan assets:
Southern Company	$39/$(39)	N/A	N/A
Alabama Power	$10/$(10)	N/A	N/A
Georgia Power	$12/$(12)	N/A	N/A
Mississippi Power	$2/$(2)	N/A	N/A
Southern Company Gas	$3/$(3)	N/A	N/A
See Note 11 to the financial statements for additional information regarding pension and other postretirement benefits.
Asset Impairment (Southern Company, Southern Power, and Southern Company Gas)
Goodwill (Southern Company and Southern Company Gas)
The acquisition method of accounting for business combinations requires the assets acquired and liabilities assumed to be recorded at the date of acquisition at their respective estimated fair values. The applicable Registrants have recognized goodwill as of the date of their acquisitions, as a residual over the fair values of the identifiable net assets acquired. Goodwill is tested for impairment at the reporting unit level on an annual basis in the fourth quarter of the year and on an interim basis if events and circumstances occur that indicate goodwill may be impaired. A reporting unit is the operating segment, or a business one level below the operating segment (a component), if discrete financial information is prepared and regularly reviewed by management. Components are aggregated if they have similar economic characteristics.
As part of the goodwill impairment tests, the applicable Registrant may perform an initial qualitative assessment to determine whether it is more likely than not that the fair value of each reporting unit is less than its carrying amount before applying the quantitative goodwill impairment test. If the applicable Registrant elects to perform the qualitative assessment, it evaluates relevant events and circumstances, including but not limited to, macroeconomic conditions, industry and market conditions, cost

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
factors, financial performance, entity specific events, and events specific to each reporting unit. If the applicable Registrant determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or it elects not to perform a qualitative assessment, it compares the fair value of the reporting unit to its carrying amount to determine if the fair value is greater than its carrying amount.
Goodwill for Southern Company and Southern Company Gas was $5.2 billion and $5.0 billion, respectively, at December 31, 2022. During the fourth quarter 2022, Southern Company recorded a $119 million impairment loss as a result of its annual goodwill impairment test for PowerSecure.
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
Long-Lived Assets (Southern Company, Southern Power, and Southern Company Gas)
The applicable Registrants assess their other long-lived assets for impairment whenever events or changes in circumstances indicate that an asset's carrying amount may not be recoverable. If an indicator exists, the asset is tested for recoverability by comparing the asset carrying amount to the sum of the undiscounted expected future cash flows directly attributable to the asset's use and eventual disposition. If the estimate of undiscounted future cash flows is less than the carrying amount of the asset, the fair value of the asset is determined and a loss is recorded equal to the difference between the carrying amount and the fair value of the asset. In addition, when assets are identified as held for sale, an impairment loss is recognized to the extent the carrying amount of the assets or asset group exceeds their fair value less cost to sell. A high degree of judgment is required in developing estimates related to these evaluations, which are based on projections of various factors, some of which have been quite volatile in recent years. Impairments of long-lived assets of the traditional electric utilities and natural gas distribution utilities are generally related to specific regulatory disallowances.
Southern Power's investments in long-lived assets are primarily generation assets. Excluding the natural gas distribution utilities, Southern Company Gas' investments in long-lived assets are primarily natural gas transportation and storage facility assets.
For Southern Power, examples of impairment indicators could include significant changes in construction schedules, current period losses combined with a history of losses or a projection of continuing losses, a significant decrease in market prices, changes in tax legislation, the inability to remarket generating capacity for an extended period, the unplanned termination of a customer contract, or the inability of a customer to perform under the terms of the contract. For Southern Company Gas, examples of impairment indicators could include, but are not limited to, significant changes in the U.S. natural gas storage market, construction schedules, current period losses combined with a history of losses or a projection of continuing losses, a significant decrease in market prices, the inability to renew or extend customer contracts or the inability of a customer to perform under the terms of the contract, attrition rates, or the inability to deploy a development project.
As the determination of the expected future cash flows generated from an asset, an asset's fair value, and useful life involves management making certain estimates and because these estimates form the basis for the determination of whether or not an impairment charge should be recorded, the applicable Registrants consider these estimates to be critical accounting estimates.
During 2021 and 2020, Southern Company recorded impairment charges totaling $7 million ($6 million after tax) and $206 million ($105 million after tax), respectively, related to its leveraged lease investments. During 2022, Southern Company Gas recorded pre-tax impairment charges totaling $131 million ($99 million after tax) related to natural gas storage facilities. During 2021, Southern Company Gas recorded total pre-tax impairment charges of $84 million ($67 million after tax) related to its equity method investment in the PennEast Pipeline project. See Notes 7 and 9 to the financial statements under "Southern Company Gas" and "Southern Company Leveraged Lease," respectively, and Note 15 to the financial statements for additional information on recent asset impairments.
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

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
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
Acquisition Accounting (Southern Power)
Southern Power may acquire generation assets as part of its overall growth strategy. At the time of an acquisition, Southern Power will assess if these assets and activities meet the definition of a business. Acquisitions that meet the definition of a business are accounted for under the acquisition method, whereby the purchase price, including any contingent consideration, is allocated based on the fair value of the identifiable assets acquired and liabilities assumed (including any intangible assets, primarily related to acquired PPAs). Assets acquired that do not meet the definition of a business are accounted for as an asset acquisition. The purchase price of each asset acquisition is allocated based on the relative fair value of assets acquired.
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
Recently Issued Accounting Standards
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (ASU 2020-04) providing temporary guidance to ease the potential burden in accounting for reference rate reform primarily resulting from the discontinuation of LIBOR, which began phasing out on December 31, 2021. The discontinuation date of the overnight 1-, 3-, 6-, and 12-month tenors of LIBOR is June 30, 2023, which is beyond the original effective date of ASU 2020-04; therefore, on December 21, 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 (ASU 2022-06) to defer the sunset date of ASU 2020-04 from December 31, 2022 to December 31, 2024.
The amendments are elective and apply to all entities that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued. The guidance (i) simplifies accounting analyses under current GAAP for contract modifications; (ii) simplifies the assessment of hedge effectiveness and allows hedging relationships affected by reference rate reform to continue; and (iii) allows a one-time election to sell or transfer debt securities classified as held to maturity that reference a rate affected by reference rate reform. An entity may elect to apply the amendments prospectively from March 12, 2020 through December 31, 2024 by accounting topic. The Registrants have elected to apply the amendments to modifications of debt and derivative arrangements that meet the scope of ASU 2020-04 and ASU 2022-06.
The Registrants currently reference LIBOR for certain debt and hedging arrangements. In addition, certain provisions in PPAs at Southern Power include references to LIBOR. Contract language has been, or is expected to be, incorporated into each of these agreements to address the transition to an alternative rate for agreements that will be in place at the transition date. No material impacts are expected from modifications to the arrangements and effective hedging relationships are expected to continue. See FINANCIAL CONDITION AND LIQUIDITY – "Overview" and "Financing Activities" herein and Note 14 to the financial statements under "Interest Rate Derivatives" for additional information.
FINANCIAL CONDITION AND LIQUIDITY
Overview
The financial condition of each Registrant remained stable at December 31, 2022. The Registrants' cash requirements primarily consist of funding ongoing operations, including unconsolidated subsidiaries, as well as common stock dividends, capital expenditures, and debt maturities. Southern Power's cash requirements also include distributions to noncontrolling interests. Capital expenditures and other investing activities for the traditional electric operating companies include investments to build new generation facilities to meet projected long-term demand requirements and to replace units being retired as part of the generation fleet transition, to maintain existing generation facilities, to comply with environmental regulations including adding environmental modifications to certain existing generating units and closures of ash ponds, to expand and improve transmission and distribution facilities, and for restoration following major storms. Southern Power's capital expenditures and other investing activities may include acquisitions or new construction associated with its overall growth strategy and to maintain its existing generation fleet's performance. Southern Company Gas' capital expenditures and other investing activities include investments to meet projected long-term demand requirements, to maintain existing natural gas distribution systems as well as to update and expand these systems, and to comply with environmental regulations. See "Cash Requirements" herein for additional information.
Operating cash flows provide a substantial portion of the Registrants' cash needs. During 2022, Southern Power utilized tax credits, which provided $49 million in operating cash flows. For the three-year period from 2023 through 2025, projected stock dividends, capital expenditures, and debt maturities are expected to exceed operating cash flows for each of Southern Company, the traditional electric operating companies, and Southern Company Gas. Southern Company plans to finance future cash needs in excess of its operating cash flows through one or more of the following: accessing borrowings from financial institutions, issuing debt and hybrid securities in the capital markets, and/or through its stock plans. Each Subsidiary Registrant plans to finance its

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
future cash needs in excess of its operating cash flows primarily through external securities issuances, borrowings from financial institutions, and equity contributions from Southern Company. In addition, Southern Power plans to utilize tax equity partnership contributions. The Registrants plan to use commercial paper to manage seasonal variations in operating cash flows and for other working capital needs and continue to monitor their access to short-term and long-term capital markets as well as their bank credit arrangements to meet future capital and liquidity needs. See "Sources of Capital" and "Financing Activities" herein for additional information.
To facilitate an orderly transition from LIBOR to alternative benchmark rate(s), the Registrants have established an initiative to assess and mitigate risks associated with the discontinuation of LIBOR. As part of this initiative, several alternative benchmark rates have been, and continue to be, evaluated and implemented. Substantially all of the Registrants' credit facilities allow for LIBOR to be phased out and replaced with SOFR and interest rate derivatives address the LIBOR transition through the adoption of the ISDA 2020 IBOR Fallbacks Protocol and subsequent amendments. None of the Registrants expects the transition from LIBOR to have a material impact.
The Registrants' investments in their qualified pension plans and Alabama Power's and Georgia Power's investments in their nuclear decommissioning trust funds decreased in value at December 31, 2022 as compared to December 31, 2021. No contributions to the qualified pension plan were made during 2022 and no mandatory contributions to the qualified pension plans are anticipated during 2023. See Notes 6 and 11 to the financial statements under "Nuclear Decommissioning" and "Pension Plans," respectively, for additional information.
At the end of 2022, the market price of Southern Company's common stock was $71.41 per share (based on the closing price as reported on the NYSE) and the book value was $27.93 per share, representing a market-to-book value ratio of 256%, compared to $68.58, $26.30, and 261%, respectively, at the end of 2021.
Cash Requirements
Capital Expenditures
Total estimated capital expenditures, including LTSA and nuclear fuel commitments, for the Registrants through 2027 based on their current construction programs are as follows:

	2023	2024	2025	2026	2027
	(in billions)
Southern Company(a)(b)(c)	$9.1	$8.1	$7.7	$7.9	$7.7
Alabama Power(a)	2.0	1.9	1.9	1.8	1.9
Georgia Power(b)	4.6	3.9	3.6	3.9	3.6
Mississippi Power	0.3	0.3	0.3	0.2	0.2
Southern Power(c)	0.1	0.1	0.1	0.1	0.1
Southern Company Gas	1.8	1.8	1.8	1.8	1.8
(a)Includes expenditures of approximately $0.1 billion in 2023 for the construction of Plant Barry Unit 8. See Note 2 to the financial statements under "Alabama Power" for additional information.
(b)Includes expenditures of approximately $1.0 billion and $0.2 billion in 2023 and 2024, respectively, for the construction of Plant Vogtle Units 3 and 4.
(c)Excludes approximately $0.5 billion in 2023 and $0.8 billion per year for 2024 through 2027 for Southern Power's planned acquisitions and placeholder growth, which may vary materially due to market opportunities and Southern Power's ability to execute its growth strategy.
These capital expenditures include estimates to comply with environmental laws and regulations, but do not include any potential compliance costs associated with any future regulation of CO2 emissions from fossil fuel-fired electric generating units. See FUTURE EARNINGS POTENTIAL – "Environmental Matters" herein for additional information. At December 31, 2022, significant purchase commitments were outstanding in connection with the Registrants' construction programs.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
The traditional electric operating companies also anticipate continued expenditures associated with closure and monitoring of ash ponds and landfills in accordance with the CCR Rule and the related state rules, which are reflected in the applicable Registrants' ARO liabilities. The cost estimates for Alabama Power and Mississippi Power are based on closure-in-place for all ash ponds. The cost estimates for Georgia Power are based on a combination of closure-in-place for some ash ponds and closure by removal for others. These estimated costs are likely to change, and could change materially, as assumptions and details pertaining to closure are refined and compliance activities continue. Current estimates of these costs through 2027 are provided in the table below. Material expenditures in future years for ARO settlements will also be required for ash ponds, nuclear decommissioning (for Alabama Power and Georgia Power), and other liabilities reflected in the applicable Registrants' AROs, as discussed further in Note 6 to the financial statements. Also see FUTURE EARNINGS POTENTIAL – "Environmental Matters – Environmental Laws and Regulations – Coal Combustion Residuals" herein.

	2023	2024	2025	2026	2027
	(in millions)
Southern Company	$672	$730	$765	$816	$712
Alabama Power	330	346	364	299	237
Georgia Power	295	330	345	482	469
Mississippi Power	21	25	31	17	2
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
See FUTURE EARNINGS POTENTIAL – "Construction Programs" herein for additional information.
Other Significant Cash Requirements
Long-term debt maturities and the interest payable on long-term debt each represent a significant cash requirement for the Registrants. See Note 8 to the financial statements for information regarding the Registrants' long-term debt at December 31, 2022, the weighted average interest rate applicable to each long-term debt category, and a schedule of long-term debt maturities over the next five years. The Registrants plan to continue, when economically feasible, to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
Fuel and purchased power costs represent a significant component of funding ongoing operations for the traditional electric operating companies and Southern Power. See Note 3 to the financial statements under "Commitments" for information on Southern Company Gas' commitments for pipeline charges, storage capacity, and gas supply. Total estimated costs for fuel and purchased power commitments at December 31, 2022 for the applicable Registrants are provided in the table below. Fuel costs include purchases of coal (for the traditional electric operating companies) and natural gas (for the traditional electric operating companies and Southern Power), as well as the related transportation and storage. In most cases, these contracts contain provisions for price escalation, minimum purchase levels, and other financial commitments. Natural gas purchase commitments are based on various indices at the time of delivery; the amounts reflected below have been estimated based on the NYMEX future prices at December 31, 2022. As discussed under "Capital Expenditures" herein, estimated expenditures for nuclear fuel are included in the applicable Registrants' construction programs for the years 2023 through 2027. Nuclear fuel commitments at December 31, 2022 that extend beyond 2027 are included in the table below. Purchased power costs represent estimated minimum obligations for various PPAs for the purchase of capacity and energy, except for those accounted for as leases, which are discussed in Note 9 to the financial statements.

	2023	2024	2025	2026	2027	Thereafter
	(in millions)
Southern Company(*)	$5,985	$3,605	$2,485	$1,260	$1,136	$6,052
Alabama Power	1,623	1,067	820	343	313	1,363
Georgia Power(*)	2,413	1,347	946	487	452	4,255
Mississippi Power	789	496	280	160	143	418
Southern Power	1,159	695	438	269	228	16
(*)Excludes capacity payments related to Plant Vogtle Units 1 and 2, which are discussed in Note 3 to the financial statements under "Commitments."
In connection with Georgia Power's 2022 IRP, the Georgia PSC approved five affiliate PPAs with Southern Power, which are expected to be accounted for as leases, and are contingent upon approval by the FERC. The expected capacity payments associated with the PPAs total $5 million in 2024, $68 million in 2025, $75 million in 2026, $76 million in 2027, and $670 million thereafter. See Note 2 to the financial statements under "Georgia Power – Integrated Resource Plans" for additional information.
The traditional electric operating companies and Southern Power have entered into LTSAs for the purpose of securing maintenance support for certain of their generating facilities. See Note 1 to the financial statements under "Long-term Service Agreements" for additional information. As discussed under "Capital Expenditures" herein, estimated expenditures related to LTSAs are included in the applicable Registrants' construction programs for the years 2023 through 2027. Total estimated payments for LTSA commitments at December 31, 2022 that extend beyond 2027 are provided in the following table and include price escalation based on inflation indices:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power
	(in millions)
LTSA commitments (after 2027)	$1,779	$303	$305	$163	$1,008
In addition, Southern Power has certain other operations and maintenance agreements. Total estimated costs for these commitments at December 31, 2022 are provided in the table below.

	2023	2024	2025	2026	2027	Thereafter
	(in millions)
Southern Power's operations and maintenance agreements	$69	$58	$41	$30	$29	$251
See Note 9 to the financial statements for information on the Registrants' operating lease obligations, including a maturity analysis of the lease liabilities over the next five years and thereafter.
Sources of Capital
Southern Company intends to meet its future capital needs through operating cash flows, borrowings from financial institutions, and debt, hybrid, and/or equity issuances. Equity capital can be provided from any combination of Southern Company's stock plans, private placements, or public offerings.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
The Subsidiary Registrants plan to obtain the funds to meet their future capital needs from sources similar to those they used in the past, which were primarily from operating cash flows, external securities issuances, borrowings from financial institutions, and equity contributions from Southern Company. In addition, Southern Power plans to utilize tax equity partnership contributions (as discussed further herein). Georgia Power intends to continue utilizing short-term floating rate bank loans and commercial paper issuances to fund operating cash flows related to fuel cost under recovery.
The amount, type, and timing of any financings in 2023, as well as in subsequent years, will be contingent on investment opportunities and the Registrants' capital requirements and will depend upon prevailing market conditions, regulatory approvals (for certain of the Subsidiary Registrants), and other factors. See "Cash Requirements" herein for additional information.
Southern Power utilizes tax equity partnerships as one of its financing sources, where the tax partner takes significantly all of the federal tax benefits. These tax equity partnerships are consolidated in Southern Power's financial statements and are accounted for using HLBV methodology to allocate partnership gains and losses. During 2022, Southern Power obtained tax equity funding for existing tax equity partnerships totaling $51 million. See Notes 1 and 15 to the financial statements under "General" and "Southern Power," respectively, for additional information.
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
By regulation, Nicor Gas is restricted, to the extent of its retained earnings balance, in the amount it can dividend or loan to affiliates and is not permitted to make money pool loans to affiliates. At December 31, 2022, the amount of subsidiary retained earnings restricted to dividend totaled $1.5 billion. This restriction did not impact Southern Company Gas' ability to meet its cash obligations, nor does management expect such restriction to materially impact Southern Company Gas' ability to meet its currently anticipated cash obligations.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
Certain Registrants' current liabilities frequently exceed their current assets because of long-term debt maturities and the periodic use of short-term debt as a funding source, as well as significant seasonal fluctuations in cash needs. The Registrants generally plan to refinance long-term debt as it matures. See Note 8 to the financial statements for additional information. Also see "Financing Activities" herein for information on financing activities that occurred subsequent to December 31, 2022. The following table shows the amount by which current liabilities exceeded current assets at December 31, 2022 for the applicable Registrants:

At December 31, 2022	Southern Company	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Current liabilities in excess of current assets	$5,308	$3,179	$50	$263	$532
The Registrants believe the need for working capital can be adequately met by utilizing operating cash flows, as well as commercial paper, lines of credit, and short-term bank notes, as market conditions permit. In addition, under certain circumstances, the Subsidiary Registrants may utilize equity contributions and/or loans from Southern Company.
Bank Credit Arrangements
At December 31, 2022, the Registrants' unused committed credit arrangements with banks were as follows:

At December 31, 2022	Southern Company parent	Alabama Power	Georgia Power	Mississippi Power	Southern Power(a)	Southern Company Gas(b)	SEGCO	Southern Company
	(in millions)
Unused committed credit	$1,998	$1,250	$1,726	$275	$569	$1,748	$30	$7,596
(a)At December 31, 2022, Southern Power also had two continuing letters of credit facilities for standby letters of credit, of which $14 million was unused. Southern Power's subsidiaries are not parties to its bank credit arrangements or letter of credit facilities.
(b)Includes $798 million and $950 million at Southern Company Gas Capital and Nicor Gas, respectively.
Subject to applicable market conditions, the Registrants, Nicor Gas, and SEGCO expect to renew or replace their bank credit arrangements as needed, prior to expiration. In connection therewith, the Registrants, Nicor Gas, and SEGCO may extend the maturity dates and/or increase or decrease the lending commitments thereunder. A portion of the unused credit with banks is allocated to provide liquidity support to the revenue bonds of the traditional electric operating companies and the commercial paper programs of the Registrants, Nicor Gas, and SEGCO. The amount of variable rate revenue bonds of the traditional electric operating companies outstanding requiring liquidity support at December 31, 2022 was approximately $1.7 billion (comprised of approximately $789 million at Alabama Power, $819 million at Georgia Power, and $69 million at Mississippi Power). In addition, at December 31, 2022, Alabama Power and Georgia Power had approximately $120 million and $288 million, respectively, of fixed rate revenue bonds outstanding that are required to be remarketed within the next 12 months. See Note 8 to the financial statements under "Bank Credit Arrangements" for additional information.

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

	Short-term Debt at the End of the Period
	Amount Outstanding			Weighted Average Interest Rate
	December 31,			December 31,
	2022	2021	2020	2022	2021	2020
	(in millions)
Southern Company	$2,609	$1,440	$609	4.9%	0.4%	0.3%
Georgia Power	1,600	—	60	5.0	—	0.3
Mississippi Power	—	—	25	—	—	0.4
Southern Power	225	211	175	4.7	0.3	0.3
Southern Company Gas:
Southern Company Gas Capital	$285	$379	$220	4.8%	0.3%	0.3%
Nicor Gas	483	830	104	4.7	0.4	0.2
Southern Company Gas Total	$768	$1,209	$324	4.7%	0.4%	0.2%

	Short-term Debt During the Period(*)
	Average Amount Outstanding			Weighted Average Interest Rate			Maximum Amount Outstanding
	2022	2021	2020	2022	2021	2020	2022	2021	2020
	(in millions)						(in millions)
Southern Company	$1,995	$1,141	$1,017	2.2%	0.3%	1.6%	$2,894	$1,809	$2,113
Alabama Power	6	27	20	2.1	0.1	1.1	200	200	155
Georgia Power	673	95	264	3.1	0.2	1.7	1,710	407	478
Mississippi Power	8	15	9	1.6	0.2	1.6	71	81	40
Southern Power	166	133	64	2.3	0.2	1.5	350	520	550
Southern Company Gas:
Southern Company Gas Capital	$279	$206	$316	1.8%	0.2%	1.4%	$547	$485	$641
Nicor Gas	349	420	49	2.1	0.4	1.4	830	897	278
Southern Company Gas Total	$628	$626	$365	2.0%	0.4%	1.4%
(*)    Average and maximum amounts are based upon daily balances during the 12-month periods ended December 31, 2022, 2021, and 2020.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
Analysis of Cash Flows
Net cash flows provided from (used for) operating, investing, and financing activities in 2022 and 2021 are presented in the following table:

Net cash provided from (used for):	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
2022
Operating activities	$6,302	$1,639	$2,038	$383	$815	$1,519
Investing activities	(8,430)	(2,263)	(3,954)	(317)	(194)	(1,580)
Financing activities	2,336	251	2,363	(68)	(623)	96

2021
Operating activities	$6,169	$2,053	$2,747	$246	$951	$663
Investing activities	(7,353)	(1,961)	(3,590)	(257)	(803)	(1,379)
Financing activities	1,945	438	867	33	(195)	745
Fluctuations in cash flows from financing activities vary from year to year based on capital needs and the maturity or redemption of securities.
Southern Company
Net cash provided from operating activities increased $133 million in 2022 as compared to 2021 primarily due to the timing of vendor payments and increased natural gas cost recovery at the natural gas distribution utilities, largely offset by decreased fuel cost recovery at the traditional electric operating companies.
The net cash used for investing activities in 2022 and 2021 was primarily related to the Subsidiary Registrants' construction programs.
The net cash provided from financing activities in 2022 was primarily related to net issuances of long-term debt, the issuance of common stock to settle the purchase contracts entered into as part of the Equity Units (as discussed in Note 8 to the financial statements under "Equity Units"), and an increase in short-term borrowings, partially offset by common stock dividend payments. The net cash provided from financing activities in 2021 was primarily related to net issuances of long-term and short-term debt, partially offset by common stock dividend payments.
Alabama Power
Net cash provided from operating activities decreased $414 million in 2022 as compared to 2021 primarily due to decreased fuel cost recovery, the timing of customer receivable collections, and fossil fuel stock purchases, partially offset by the timing of vendor payments.
The net cash used for investing activities in 2022 and 2021 was primarily related to gross property additions, including approximately $211 million and $240 million, respectively, related to the construction of Plant Barry Unit 8 and, for 2022, $171 million related to the acquisition of the Calhoun Generating Station. See Notes 2 and 15 to the financial statements under "Alabama Power" for additional information.
The net cash provided from financing activities in 2022 and 2021 was primarily related to net long-term debt issuances and capital contributions from Southern Company, partially offset by common stock dividend payments and, in 2022, preferred stock redemptions.
Georgia Power
Net cash provided from operating activities decreased $709 million in 2022 as compared to 2021 primarily due to decreased fuel cost recovery and the timing of customer receivable collections, partially offset by lower income and property tax payments.
The net cash used for investing activities in 2022 and 2021 was primarily related to gross property additions, including approximately $1.0 billion and $1.3 billion, respectively, related to the construction of Plant Vogtle Units 3 and 4. See Note 2 to the financial statements under "Georgia Power – Nuclear Construction" for additional information on construction of Plant Vogtle Units 3 and 4.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
The net cash provided from financing activities in 2022 was primarily related to a net increase in short-term bank debt, capital contributions from Southern Company, and net issuances of senior notes, partially offset by common stock dividend payments. The net cash provided from financing activities in 2021 was primarily related to capital contributions from Southern Company, borrowings from the FFB for construction of Plant Vogtle Units 3 and 4, and net issuances and reofferings of other debt, partially offset by common stock dividend payments.
Mississippi Power
Net cash provided from operating activities increased $137 million in 2022 as compared to 2021 primarily due to the timing of vendor payments, partially offset by the timing of customer receivable collections.
The net cash used for investing activities in 2022 and 2021 was primarily related to gross property additions.
The net cash used for financing activities in 2022 was primarily related to common stock dividend payments, partially offset by capital contributions from Southern Company and the issuance of revenue bonds. The net cash provided from financing activities in 2021 was primarily related to the issuance of senior notes and capital contributions from Southern Company, partially offset by debt redemptions, common stock dividend payments, and a decrease in commercial paper borrowings.
Southern Power
Net cash provided from operating activities decreased $136 million in 2022 as compared to 2021 primarily due to a decrease in the utilization of federal ITCs, partially offset by an increase in wholesale revenues driven by higher market prices of energy.
The net cash used for investing activities in 2022 was primarily related to ongoing construction activities. The net cash used for investing activities in 2021 was primarily related to the acquisition of the Deuel Harvest wind facility and ongoing construction activities. See Note 15 to the financial statements under "Southern Power" for additional information.
The net cash used for financing activities in 2022 was primarily related to the repayment of senior notes at maturity, common stock dividend payments, and net capital distributions to noncontrolling interests, partially offset by capital contributions from Southern Company. The net cash used for financing activities in 2021 was primarily related to a return of capital to Southern Company and common stock dividend payments, partially offset by net capital contributions from noncontrolling interests and net issuances of senior notes.
Southern Company Gas
Net cash provided from operating activities increased $856 million in 2022 as compared to 2021 primarily due to increased natural gas cost recovery and the timing of vendor payments, partially offset by the timing of customer receivable collections.
The net cash used for investing activities in 2022 and 2021 was primarily related to construction of transportation and distribution assets recovered through base rates and infrastructure investment recovered through replacement programs at gas distribution operations, partially offset by proceeds from dispositions. See Note 15 to the financial statements for additional information.
The net cash provided from financing activities in 2022 was primarily related to net issuances of long-term debt and capital contributions from Southern Company, partially offset by common stock dividend payments and a decrease in short-term borrowings. The net cash provided from financing activities in 2021 was primarily related to net issuances of long-term and short-term debt and capital contributions from Southern Company, partially offset by common stock dividend payments.
Significant Balance Sheet Changes
Southern Company
Significant balance sheet changes in 2022 for Southern Company included:
•an increase of $3.5 billion in total property, plant, and equipment primarily related to the Subsidiary Registrants' construction programs, net of the reclassification of $0.6 billion to other regulatory assets and $0.4 billion to regulatory assets associated with AROs upon Georgia Power's retirement of Plant Wansley Units 1 and 2;
•an increase of $2.7 billion in long-term debt (including securities due within one year) related to new issuances;
•an increase of $2.5 billion in total common stockholders' equity primarily related to net income and the issuance of common stock to settle the purchase contracts entered into as part of the Equity Units (as discussed in Note 8 to the financial statements under "Equity Units"), partially offset by common stock dividend payments;
•an increase of $1.6 billion in deferred under recovered fuel clause revenues due to higher fuel and purchased power costs at Georgia Power;
•an increase of $1.4 billion in accounts payable primarily related to the timing of vendor payments;

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
•an increase of $1.2 billion in accumulated deferred income taxes primarily related to the increase in under recovered fuel clause revenues, an increase in property-related timing differences, and continued flowback of excess deferred income taxes;
•an increase of $1.2 billion in notes payable due to an increase in short-term bank debt;
•a decrease of $0.8 billion in AROs primarily related to cost estimate updates for ash pond closures at Georgia Power; and
•an increase of $0.6 billion in prepaid pension costs primarily related to actuarial gains resulting from increases in the assumed discount rates, partially offset by actual losses on plan assets.
See "Financing Activities" herein and Notes 2, 5, 6, 8, 10, and 11 to the financial statements for additional information.
Alabama Power
Significant balance sheet changes in 2022 for Alabama Power included:
•an increase of $1.2 billion in total property, plant, and equipment primarily related to the construction of Plant Barry Unit 8, the acquisition of the Calhoun Generating Station, and construction of distribution and transmission facilities;
•an increase of $1.0 billion in total common stockholder's equity primarily due to net income and capital contributions from Southern Company, partially offset by dividends paid to Southern Company;
•an increase of $0.9 billion in long-term debt (including securities due within one year) primarily due to net issuances of senior notes;
•an increase of $0.6 billion in other regulatory assets primarily due to an increase in under recovered fuel clause revenues;
•an increase of $0.4 billion in accumulated deferred income taxes primarily due to an increase in under recovered fuel clause revenues; and
•a decrease of $0.4 billion in cash and cash equivalents, as discussed further under "Analysis of Cash Flows – Alabama Power" herein.
See "Financing Activities – Alabama Power" herein and Notes 2, 5, 8, and 15 to the financial statements for additional information.
Georgia Power
Significant balance sheet changes in 2022 for Georgia Power included:
•an increase of $1.7 billion in total property, plant, and equipment primarily related to the construction of generation, transmission, and distribution facilities, including $1.0 billion for Plant Vogtle Units 3 and 4, net of $0.6 billion reclassified to other regulatory assets and $0.4 billion reclassified to regulatory assets associated with AROs due to the retirement of Plant Wansley Units 1 and 2 as approved in Georgia Power's 2022 IRP;
•an increase of $1.6 billion in common stockholder's equity primarily due to net income and capital contributions from Southern Company, partially offset by dividends paid to Southern Company;
•an increase of $1.6 billion in deferred under recovered fuel clause revenues resulting from higher fuel and purchased power costs;
•an increase of $1.6 billion in notes payable due to an increase in short-term bank debt;
•an increase of $1.1 billion in long-term debt (including securities due within one year) primarily due to net issuances of senior notes;
•a decrease of $0.8 billion in AROs primarily due to cost estimate updates for ash pond closures; and
•an increase of $0.7 billion in accumulated deferred income taxes primarily due to the increase in under recovered fuel clause revenues and the expected reduction in federal and state credit carryforward balances in 2022.
See "Financing Activities – Georgia Power" herein and Notes 2, 5, 6, 8, and 10 to the financial statements for additional information.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
Mississippi Power
Significant balance sheet changes in 2022 for Mississippi Power included:
•an increase of $131 million in total property, plant, and equipment primarily related to the construction of transmission and distribution facilities;
•a decrease of $68 million in other regulatory assets, deferred primarily related to amortization of regulatory assets and the annual remeasurement of pension and other postretirement benefit obligations;
•an increase of $64 million in common stockholder's equity related to net income and capital contributions from Southern Company, partially offset by dividends paid to Southern Company;
•an increase of $59 million in other accounts payable due to the timing of vendor payments; and
•an increase of $53 million in affiliated receivables primarily due to power pool sales.
See Notes 2 and 5 to the financial statements for additional information.
Southern Power
Significant balance sheet changes in 2022 for Southern Power included:
•a decrease of $709 million in long-term debt (including securities due within one year) primarily due to the redemption of senior notes;
•a decrease of $351 million in total property, plant, and equipment in service primarily due to continued depreciation of assets; and
•an increase of $318 million in total stockholder's equity primarily due to capital contributions from Southern Company and net income, partially offset by dividends paid to Southern Company and net distributions to noncontrolling interests.
See "Financing Activities – Southern Power" herein and Notes 5 and 8 to the financial statements for additional information.
Southern Company Gas
Significant balance sheet changes in 2022 for Southern Company Gas included:
•an increase of $859 million in total property, plant, and equipment primarily related to the construction of transportation and distribution assets and additional infrastructure investment;
•an increase of $540 million in long-term debt (including securities due with one year) due to issuances of senior notes and first mortgage bonds, partially offset by the repayment of medium-term notes and adjustments related to fair value hedges;
•an increase of $481 million in common stockholder's equity related to net income and capital contributions from Southern Company, partially offset by dividends paid to Southern Company;
•a decrease of $441 million in notes payable due to repayments of short-term debt and commercial paper borrowings;
•an increase of $356 million in total accounts receivable primarily relating to increases of $154 million in customer accounts receivable and $175 million in unbilled revenues as a result of seasonality;
•an increase of $340 million in other accounts payable due to the timing of vendor payments; and
•a decrease of $192 million in other regulatory assets, deferred primarily due to a $207 million reduction in natural gas cost under recovery.
See "Financing Activities – Southern Company Gas" herein and Notes 2, 5, and 8 to the financial statements for additional information.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
Financing Activities
The following table outlines the Registrants' long-term debt financing activities for the year ended December 31, 2022:

	Issuances/Reofferings			Maturities, Redemptions, and Repurchases
Company	Senior Notes	Revenue Bonds	Other Long-Term Debt	Senior Notes	Revenue Bonds	Other Long-Term Debt(a)
	(in millions)
Southern Company parent	$1,000	$—	$—	$—	$—	$—
Alabama Power	1,700	—	—	750	—	1
Georgia Power	1,500	200	—	400	53	228
Mississippi Power	—	35	—	—	—	—
Southern Power	—	—	—	677	—	—
Southern Company Gas	500	—	197	—	—	46
Other	—	—	—	—	—	11
Elimination(b)	—	—	—	—	—	(8)
Southern Company	$4,700	$235	$197	$1,827	$53	$278
(a)Includes reductions in finance lease obligations resulting from cash payments under finance leases and, for Georgia Power, principal amortization payments totaling $88 million for FFB borrowings. See Note 8 to the financial statements under "Long-term Debt – DOE Loan Guarantee Borrowings" for additional information.
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
Southern Company
During 2022, Southern Company issued approximately 3.6 million shares of common stock primarily through equity compensation plans and received proceeds of approximately $83 million.
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
In March 2022, Southern Company entered into a $400 million short-term floating rate bank loan, which it repaid in August 2022.
In May 2022, Southern Company borrowed $100 million pursuant to a short-term uncommitted bank credit arrangement, which it repaid in August 2022.
In October 2022, Southern Company issued $500 million aggregate principal amount of Series 2022A 5.15% Senior Notes due October 6, 2025 and $500 million aggregate principal amount of Series 2022B 5.70% Senior Notes due October 15, 2032.
Subsequent to December 31, 2022, Southern Company redeemed all $550 million aggregate principal amount of its Series 2016B Junior Subordinated Notes due March 15, 2057.
Alabama Power
In February 2022, Alabama Power redeemed all $550 million aggregate principal amount of its Series 2017A 2.45% Senior Notes due March 30, 2022.
In March 2022, Alabama Power issued $700 million aggregate principal amount of Series 2022A 3.05% Senior Notes due March 15, 2032.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
In June 2022, Alabama Power redeemed the following series of preferred stock: 4.20% Preferred Stock, Par Value $100 Per Share, 4.60% Preferred Stock, Par Value $100 Per Share, 4.92% Preferred Stock, Par Value $100 Per Share, 4.52% Preferred Stock, Par Value $100 Per Share, 4.64% Preferred Stock, Par Value $100 Per Share, and 4.72% Preferred Stock, Par Value $100 Per Share. The redemption price per share for each series of preferred stock equaled the redemption price per share provided in Note 8 to the financial statements under "Outstanding Classes of Capital Stock – Alabama Power", plus accrued and unpaid dividends to the redemption date.
In August 2022, Alabama Power issued $550 million aggregate principal amount of Series 2022B 3.75% Senior Notes due September 1, 2027 and $450 million aggregate principal amount of Series 2022C 3.94% Senior Notes due September 1, 2032. An amount equal to the net proceeds of the Series 2022C Senior Notes is being allocated to finance or refinance, in whole or in part, one or more renewable energy projects and/or expenditures and programs related to enabling opportunities for diverse and small businesses/suppliers.
In October 2022, Alabama Power redeemed all of its 5.00% Class A Preferred Stock, Par Value $1 Per Share (Stated Capital $25 Per Share) at a redemption price of $25.00 per share plus accrued and unpaid dividends to the redemption date.
In December 2022, Alabama Power repaid at maturity $200 million aggregate principal amount of its Series S 5.875% Senior Notes.
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
In May 2022, Georgia Power issued $700 million aggregate principal amount of Series 2022A 4.70% Senior Notes due May 15, 2032 and $800 million aggregate principal amount of Series 2022B 5.125% Senior Notes due May 15, 2052. An amount equal to the net proceeds of the Series 2022B Senior Notes is being allocated to finance or refinance, in whole or in part, one or more renewable energy projects and/or expenditures and programs related to enabling opportunities for diverse and small businesses/suppliers.
In May 2022, Georgia Power repaid its $125 million long-term bank loan that was scheduled to mature in June 2022.
In July 2022, Georgia Power repaid at maturity $53 million aggregate principal amount of Development Authority of Floyd County (Georgia) Pollution Control Revenue Bonds (Georgia Power Company Plant Hammond Project), First Series 2010.
In October 2022, Georgia Power borrowed $250 million pursuant to a short-term uncommitted bank credit arrangement, which it repaid in November 2022.
In November 2022, the Development Authority of Bartow County (Georgia) issued for the benefit of Georgia Power approximately $200 million aggregate principal amount of Solid Waste Disposal Facility Revenue Bonds (Georgia Power Company Plant Bowen Project), First Series 2022 ($100 million aggregate principal amount) and Second Series 2022 ($100 million aggregate principal amount) due November 1, 2062. The proceeds from the revenue bonds were used to finance certain solid waste disposal facilities at Plant Bowen.
Also in November 2022, Georgia Power entered into a $1.2 billion short-term floating rate bank loan bearing interest based on term SOFR.
Mississippi Power
In June 2022, Mississippi Power repaid $20 million, which was borrowed in March 2022 under its $125 million revolving credit arrangement.
In November 2022, the Mississippi Business Finance Corporation issued for the benefit of Mississippi Power $35 million aggregate principal amount of Solid Waste Disposal Facility and Wastewater Facility Revenue Bonds (Mississippi Power Company Project), First Series 2022 due November 1, 2052. The proceeds from the revenue bonds were used to finance certain solid waste disposal and wastewater facilities at Plant Daniel.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
Southern Power
In June 2022, Southern Power repaid at maturity €600 million (approximately $677 million) aggregate principal amount of its Series 2016A 1.00% Senior Notes.
In October 2022, Southern Power borrowed $100 million pursuant to a short-term uncommitted bank credit arrangement, which it repaid in December 2022.
Subsequent to December 31, 2022, Southern Power borrowed $100 million pursuant to the short-term uncommitted bank credit arrangement bearing interest at a mutually agreed upon rate and payable on demand.
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
In October 2022, Nicor Gas issued in a private placement $75 million aggregate principal amount of 3.18% Series First Mortgage Bonds due October 27, 2062.
During 2022, Southern Company Gas received $22 million under a long-term financing agreement related to a construction contract.
Credit Rating Risk
At December 31, 2022, the Registrants did not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade.
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
The maximum potential collateral requirements under these contracts at December 31, 2022 were as follows:

Credit Ratings	Southern Company(*)	Alabama Power	Georgia Power	Mississippi Power	Southern Power(*)	Southern Company Gas
	(in millions)
At BBB and/or Baa2	$33	$1	$—	$—	$32	$—
At BBB- and/or Baa3	395	2	61	1	334	—
At BB+ and/or Ba1 or below	2,036	434	948	330	1,225	21
(*)Southern Power has PPAs that could require collateral, but not accelerated payment, in the event of a downgrade of Southern Power's credit. The PPAs require credit assurances without stating a specific credit rating. The amount of collateral required would depend upon actual losses resulting from a credit downgrade. Southern Power had $106 million of cash collateral posted related to PPA requirements at December 31, 2022.
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
Mississippi Power and its largest retail customer, Chevron Products Company (Chevron), have agreements under which Mississippi Power provides retail service to the Chevron refinery in Pascagoula, Mississippi through at least 2038. The

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
agreements grant Chevron a security interest in the co-generation assets owned by Mississippi Power located at the refinery that is exercisable upon the occurrence of (i) certain bankruptcy events or (ii) other events of default coupled with specific reductions in steam output at the facility and a downgrade of Mississippi Power's credit rating to below investment grade by two of the three rating agencies.
On February 22, 2022, Fitch downgraded the senior unsecured long-term debt rating of Georgia Power to BBB+ from A- with a stable outlook.
Also on February 22, 2022, Fitch revised the ratings outlook of Southern Company, Alabama Power, Southern Power, Nicor Gas, and SEGCO to negative from stable.
On December 15, 2022, Moody's revised its rating outlook for Mississippi Power from stable to positive.
Market Price Risk
The Registrants had no material change in market risk exposure for the year ended December 31, 2022 when compared to the year ended December 31, 2021. See Note 14 to the financial statements for an in-depth discussion of the Registrants' derivatives, as well as Note 1 to the financial statements under "Financial Instruments" for additional information.
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
Certain of Southern Company Gas' non-regulated operations routinely utilize various types of derivative instruments to economically hedge certain commodity price and weather risks inherent in the natural gas industry. These instruments include a variety of exchange-traded and OTC energy contracts, such as forward contracts, futures contracts, options contracts, and swap agreements. Southern Company Gas' gas marketing services business also actively manages storage positions through a variety of hedging transactions for the purpose of managing exposures arising from changing natural gas prices. These hedging instruments are used to substantially protect economic margins (as spreads between wholesale and retail natural gas prices widen between periods) and thereby minimize exposure to declining earnings. Some of these economic hedge activities may not qualify, or may not be designated, for hedge accounting treatment.
The following table provides information related to variable interest rate exposure on long-term debt (including amounts due within one year) at December 31, 2022 for the applicable Registrants:

At December 31, 2022	Southern Company(*)	Alabama Power	Georgia Power	Mississippi Power	Southern Company Gas
	(in millions, except percentages)
Long-term variable interest rate exposure	$5,071	$834	$819	$269	$500
Weighted average interest rate on long-term variable interest rate exposure	5.14%	3.89%	3.91%	3.88%	4.70%
Impact on annualized interest expense of 100 basis point change in interest rates	$51	$8	$8	$3	$5
(*)Includes $2.550 billion of long-term variable interest rate exposure at the Southern Company parent entity, $550 million of which was redeemed subsequent to December 31, 2022. See "Financing Activities" herein for additional information.
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

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
Southern Company and Southern Power had foreign currency denominated debt at December 31, 2022 and have each mitigated exposure to foreign currency exchange rate risk through the use of foreign currency swaps. See Note 14 to the financial statements under "Foreign Currency Derivatives" for additional information.
Changes in fair value of energy-related derivative contracts for Southern Company and Southern Company Gas for the years ended December 31, 2022 and 2021 are provided in the table below. At December 31, 2022 and 2021, substantially all of the traditional electric operating companies' and certain of the natural gas distribution utilities' energy-related derivative contracts were designated as regulatory hedges and were related to the applicable company's fuel-hedging program.

	Southern Company(a)	Southern Company Gas(a)
	(in millions)
Contracts outstanding at December 31, 2020, assets (liabilities), net	$107	$101
Contracts realized or settled	(252)	(85)
Current period changes(b)	243	(84)
Sale of Sequent(c)	76	76
Contracts outstanding at December 31, 2021, assets (liabilities), net	$174	$8
Contracts realized or settled	(327)	10
Current period changes(b)	142	(55)
Contracts outstanding at December 31, 2022, assets (liabilities), net	$(11)	$(37)
(a)Excludes cash collateral held on deposit in broker margin accounts of $41 million, $3 million, and $28 million at December 31, 2022, 2021, and 2020, respectively, and immaterial premium and intrinsic value associated with weather derivatives for all periods presented.
(b)The changes in fair value of energy-related derivative contracts are substantially attributable to both the volume and the price of natural gas. Current period changes also include the changes in fair value of new contracts entered into during the period, if any.
(c)As a result of the sale of Sequent on July 1, 2021, Southern Company Gas' market risk exposure decreased significantly. See Note 15 to the financial statements under "Southern Company Gas" for information regarding the sale of Sequent.
The net hedge volumes of energy-related derivative contracts for natural gas purchased (sold) at December 31, 2022 and 2021 for Southern Company and Southern Company Gas were as follows:

	Southern Company	Southern Company Gas
	mmBtu Volume (in millions)
At December 31, 2022:
Commodity – Natural gas swaps	217	—
Commodity – Natural gas options	214	93
Total hedge volume	431	93

At December 31, 2021:
Commodity – Natural gas swaps	57	—
Commodity – Natural gas options	253	68
Total hedge volume	310	68
Southern Company Gas' derivative contracts are comprised of both long and short natural gas positions. A long position is a contract to purchase natural gas, and a short position is a contract to sell natural gas. The volumes presented above for Southern Company Gas represent the net of long natural gas positions of 98 million mmBtu and short natural gas positions of 5 million mmBtu at December 31, 2022 and the net of long natural gas positions of 74 million mmBtu and short natural gas positions of 6 million mmBtu at December 31, 2021.
For the Southern Company system, the weighted average swap contract cost per mmBtu was approximately $0.08 per mmBtu above market prices at December 31, 2022 and was approximately $0.74 per mmBtu below market prices at December 31, 2021. The change in option fair value is primarily attributable to the volatility of the market and the underlying change in the natural gas price. Substantially all of the traditional electric operating companies' natural gas hedge gains and losses are recovered through their respective fuel cost recovery clauses.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
The Registrants use over-the-counter contracts that are not exchange traded but are fair valued using prices which are market observable, and thus fall into Level 2 of the fair value hierarchy. In addition, Southern Company Gas uses exchange-traded market-observable contracts, which are categorized as Level 1. See Note 13 to the financial statements for further discussion of fair value measurements. The maturities of the energy-related derivative contracts for Southern Company and Southern Company Gas at December 31, 2022 were as follows:

	Fair Value Measurements of Contracts at
	December 31, 2022
	Total Fair Value	Maturity
		2023	2024 – 2025	2026 – 2027	Thereafter
	(in millions)
Southern Company
Level 1(a)	$(14)	$(11)	$(3)	$—	$—
Level 2(b)	3	(11)	7	2	5
Southern Company total(c)	$(11)	$(22)	$4	$2	$5

Southern Company Gas
Level 1(a)	$(14)	$(11)	$(3)	$—	$—
Level 2(b)	(23)	(23)	—	—	—
Southern Company Gas total(c)	$(37)	$(34)	$(3)	$—	$—
(a)Valued using NYMEX futures prices.
(b)Level 2 amounts for Southern Company Gas are valued using basis transactions that represent the cost to transport natural gas from a NYMEX delivery point to the contract delivery point. These transactions are based on quotes obtained either through electronic trading platforms or directly from brokers.
(c)Excludes cash collateral of $41 million as well as immaterial premium and associated intrinsic value associated with weather derivatives.
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
Southern Company Gas
Gas Distribution Operations
Concentration of credit risk occurs at Atlanta Gas Light for amounts billed for services and other costs to its customers, which consist of the 14 Marketers in Georgia. The credit risk exposure to the Marketers varies seasonally, with the lowest exposure in the non-peak summer months and the highest exposure in the peak winter months. Marketers are responsible for the retail sale of natural gas to end-use customers in Georgia. The provisions of Atlanta Gas Light's tariff allow Atlanta Gas Light to obtain credit security support in an amount equal to a minimum of two times a Marketer's highest month's estimated bill from Atlanta Gas Light. For 2022, the four largest Marketers based on customer count, which includes SouthStar, accounted for 13% of Southern Company Gas' operating revenues and 15% of operating revenues for Southern Company Gas' gas distribution operations segment.
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

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
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

    Table of Contents                                Index to Financial Statements
Item 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Table of Contents                                Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of The Southern Company and Subsidiary Companies
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of The Southern Company and Subsidiary Companies (Southern Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2022, the related notes, and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). We also have audited Southern Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southern Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, Southern Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.
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
Impact of Rate Regulation on the Financial Statements – Refer to Note 1 (Summary of Significant Accounting Policies – Regulatory Assets and Liabilities) and Note 2 (Regulatory Matters) to the financial statements
Critical Audit Matter Description
Southern Company's traditional electric operating companies and natural gas distribution utilities (the "regulated utility subsidiaries"), which represent approximately 88% of Southern Company's consolidated operating revenues for the year ended December 31, 2022 and 87% of its consolidated total assets at December 31, 2022, are subject to rate regulation by their respective state Public Service Commissions or other applicable state regulatory agencies and wholesale regulation by the Federal Energy Regulatory Commission (collectively, the "Commissions"). Management has determined that the regulated utility subsidiaries meet the requirements under accounting principles generally accepted in the United States of America to utilize specialized rules to account for the effects of rate regulation in the preparation of its financial statements. Accounting for the economics of rate regulation impacts multiple financial statement line items and disclosures, including, but not limited to, property, plant, and equipment; other regulatory assets; other regulatory liabilities; other cost of removal obligations; deferred charges and credits related to income taxes; under and over recovered regulatory clause revenues; operating revenues; operations and maintenance expenses; and depreciation and amortization.
The Commissions set the rates the regulated utility subsidiaries are permitted to charge customers. Rates are determined and approved in regulatory proceedings based on an analysis of the applicable regulated utility subsidiary's costs to provide utility service and a return on, and recovery of, its investment in the utility business. Current and future regulatory decisions can have an impact on the recovery of costs, the rate of return earned on investments, and the timing and amount of assets to be recovered through rates. The Commissions' regulation of rates is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital. While Southern Company's regulated utility subsidiaries expect to recover costs from customers through regulated rates, there is a risk that the Commissions will not approve: (1) full recovery of the costs of providing utility service, or (2) full recovery of all amounts invested in the utility business and a reasonable return on those investments.
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
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the uncertainty of future decisions by the Commissions included the following, among others:
•We tested the effectiveness of management's controls over the evaluation of the likelihood of (1) the recovery in future rates of costs incurred as property, plant, and equipment and/or deferred as regulatory assets, and (2) refunds or future reductions in rates that should be reported as regulatory liabilities. We also tested the effectiveness of management's controls over the initial recognition of amounts as property, plant, and equipment; regulatory assets or liabilities; and the monitoring and evaluation of regulatory developments that may affect the likelihood of recovering costs in future rates or of a future reduction in rates.
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
•We evaluated regulatory filings for any evidence that intervenors are challenging full recovery of the cost of any capital projects. We tested selected costs included in capitalized project costs for completeness and accuracy.
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
Disclosure of Uncertainties – Plant Vogtle Units 3 and 4 Construction – Refer to Note 2 (Regulatory Matters – Georgia Power – Nuclear Construction) to the financial statements
Critical Audit Matter Description
As discussed in Note 2 to the financial statements, the ultimate recovery of Georgia Power Company's (Georgia Power) investment in the construction of Plant Vogtle Units 3 and 4 is subject to multiple uncertainties. Such uncertainties include the potential impact of future decisions by Georgia Power's regulators (particularly the Georgia Public Service Commission) and potential actions by the co-owners of the Vogtle project. In addition, Georgia Power's ability to meet its cost and schedule forecasts could impact its ability to fully recover its investment in the project. While the project is not subject to a cost cap, Georgia Power's cost and schedule forecasts are subject to numerous uncertainties which could impact cost recovery. The projected schedule for Unit 3 primarily depends on the progression of final component and pre-operational testing and start-up, which may be impacted by further equipment, component, and/or other operational challenges. The projected schedule for Unit 4 primarily depends on potential impacts arising from Unit 4 testing activities overlapping with Unit 3 start-up and commissioning; maintaining overall construction productivity and production levels, particularly in subcontractor scopes of work; and maintaining appropriate levels of craft laborers. As Unit 4 completes construction and transitions further into testing, ongoing and potential future challenges include the timeframe and duration of hot functional and other testing; the pace and quality of remaining commodities installation; completion of documentation to support Inspections, Tests, Analyses, and Acceptance Criteria (ITAAC) submittals; the pace of remaining work package closures and system turnovers; and the availability of craft, supervisory, and technical support resources. Ongoing or future challenges for both units also include management of contractors and vendors; subcontractor performance; and/or related cost escalation. New challenges also may continue to arise, as Unit 3 completes start-up and commissioning and Unit 4 moves further into testing and start-up, which may result in required engineering changes or remediation related to plant systems, structures, or components (some of which are based on new technology that only within the last few years began initial operation in the global nuclear industry at this scale). These challenges may result in further schedule delays and/or cost increases.
The ultimate recovery of Georgia Power's investment in Plant Vogtle Units 3 and 4 is subject to the outcome of future assessments by management as well as Georgia Public Service Commission decisions in future regulatory proceedings. After considering the significant level of uncertainty that exists regarding the future recoverability of these costs since the ultimate outcome of these matters is subject to the outcome of future assessments by management, as well as Georgia PSC decisions in future regulatory proceedings, Georgia Power recorded pre-tax charges to income of $183 million in 2022.
In addition, management has disclosed the status, risks, and uncertainties associated with Plant Vogtle Units 3 and 4, including (1) the status of construction and testing; (2) the status of regulatory proceedings; (3) the status of legal actions or issues involving the co-owners of the project; and (4) other matters which could impact the ultimate recoverability of Georgia Power's investment in the project. We identified as a critical audit matter the evaluation of Georgia Power's identification and disclosure of events and uncertainties that could impact the ultimate cost recovery of its investment in the construction of Plant Vogtle Units 3 and 4. This critical audit matter involved significant audit effort requiring specialized industry and construction expertise, extensive knowledge of rate regulation, and difficult and subjective judgments.
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
•We involved construction specialists to assist in our evaluation of the reasonableness of the methodology and assumptions used to determine the forecasted costs and the projected in-service dates for Plant Vogtle Units 3 and 4 and Georgia Power's processes for on-going evaluation and monitoring of the construction schedule.

    Table of Contents                                Index to Financial Statements
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
February 15, 2023
We have served as Southern Company's auditor since 2002.

    Table of Contents                                Index to Financial Statements
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2022, 2021, and 2020
Southern Company and Subsidiary Companies

	2022	2021	2020
	(in millions)
Operating Revenues:
Retail electric revenues	$18,197	$14,852	$13,643
Wholesale electric revenues	3,641	2,455	1,945
Other electric revenues	747	718	672
Natural gas revenues	5,962	4,380	3,434
Other revenues	732	708	681
Total operating revenues	29,279	23,113	20,375
Operating Expenses:
Fuel	6,835	4,010	2,967
Purchased power	1,593	978	799
Cost of natural gas	3,004	1,619	972
Cost of other sales	396	357	327
Other operations and maintenance	6,630	6,088	5,413
Depreciation and amortization	3,663	3,565	3,518
Taxes other than income taxes	1,411	1,290	1,234
Estimated loss on Plant Vogtle Units 3 and 4	183	1,692	325
Impairment charges	251	2	—
Gain on dispositions, net	(57)	(186)	(65)
Total operating expenses	23,909	19,415	15,490
Operating Income	5,370	3,698	4,885
Other Income and (Expense):
Allowance for equity funds used during construction	224	190	149
Earnings from equity method investments	151	76	153
Interest expense, net of amounts capitalized	(2,022)	(1,837)	(1,821)
Impairment of leveraged leases	—	(7)	(206)
Other income (expense), net	500	456	336
Total other income and (expense)	(1,147)	(1,122)	(1,389)
Earnings Before Income Taxes	4,223	2,576	3,496
Income taxes	795	267	393
Consolidated Net Income	3,428	2,309	3,103
Dividends on preferred stock of subsidiaries	11	15	15
Net loss attributable to noncontrolling interests	(107)	(99)	(31)
Consolidated Net Income Attributable to Southern Company	$3,524	$2,393	$3,119
Common Stock Data:
Earnings per share —
Basic	$3.28	$2.26	$2.95
Diluted	3.26	2.24	2.93
Average number of shares of common stock outstanding — (in millions)
Basic	1,075	1,061	1,058
Diluted	1,081	1,068	1,065
The accompanying notes are an integral part of these consolidated financial statements.

    Table of Contents                                Index to Financial Statements
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2022, 2021, and 2020
Southern Company and Subsidiary Companies

	2022	2021	2020
	(in millions)
Consolidated Net Income	$3,428	$2,309	$3,103
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $(19), $(16), and $3, respectively	(60)	(49)	10
Reclassification adjustment for amounts included in net income, net of tax of $23, $31, and $(13), respectively	73	96	(40)
Pension and other postretirement benefit plans:
Benefit plan net gain (loss), net of tax of $18, $37, and $(17), respectively	48	98	(55)
Reclassification adjustment for amounts included in net income, net of tax of $3, $5, and $3, respectively	10	13	10
Total other comprehensive income (loss)	71	158	(75)
Dividends on preferred stock of subsidiaries	11	15	15
Comprehensive loss attributable to noncontrolling interests	(107)	(99)	(31)
Consolidated Comprehensive Income Attributable to Southern Company	$3,595	$2,551	$3,044
The accompanying notes are an integral part of these consolidated financial statements.

    Table of Contents                                Index to Financial Statements
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2022, 2021, and 2020
Southern Company and Subsidiary Companies

	2022	2021	2020
	(in millions)
Operating Activities:
Consolidated net income	$3,428	$2,309	$3,103
Adjustments to reconcile consolidated net income to net cash provided from operating activities —
Depreciation and amortization, total	4,064	3,973	3,905
Deferred income taxes	670	(49)	(241)
Utilization of federal investment tax credits	88	288	341
Allowance for equity funds used during construction	(224)	(190)	(149)
Pension, postretirement, and other employee benefits	(436)	(305)	(261)
Settlement of asset retirement obligations	(455)	(456)	(442)
Storm damage and reliability reserve accruals	430	288	325
Stock based compensation expense	127	144	113
Estimated loss on Plant Vogtle Units 3 and 4	183	1,692	325
Impairment charges	251	91	206
Gain on dispositions, net	(42)	(176)	(66)
Retail fuel cost under recovery – long-term	(2,166)	(536)	—
Natural gas cost under recovery – long-term	207	(207)	—
Other, net	17	87	(75)
Changes in certain current assets and liabilities —
-Receivables	(769)	(81)	(222)
-Fossil fuel for generation	(125)	99	(29)
-Materials and supplies	(160)	(130)	(157)
-Natural gas cost under recovery	158	(266)	—
-Other current assets	(288)	(270)	(132)
-Accounts payable	1,021	(8)	(27)
-Accrued taxes	51	(54)	242
-Customer refunds	119	130	(236)
-Other current liabilities	153	(204)	173
Net cash provided from operating activities	6,302	6,169	6,696
Investing Activities:
Property additions	(7,923)	(7,586)	(7,522)
Nuclear decommissioning trust fund purchases	(1,125)	(1,598)	(877)
Nuclear decommissioning trust fund sales	1,112	1,593	871
Proceeds from dispositions	275	917	1,049
Cost of removal, net of salvage	(649)	(442)	(361)
Payments pursuant to LTSAs	(190)	(188)	(211)
Other investing activities	70	(49)	21
Net cash used for investing activities	(8,430)	(7,353)	(7,030)
Financing Activities:
Increase (decrease) in notes payable, net	(337)	530	(1,096)
Proceeds —
Long-term debt	5,132	8,262	8,047
Short-term borrowings	2,650	325	615
Common stock	1,808	73	74
Redemptions and repurchases —
Long-term debt	(2,158)	(4,327)	(4,458)
Preferred stock	(298)	—	—
Short-term borrowings	(1,150)	(25)	(840)
Capital contributions from noncontrolling interests	73	501	363
Distributions to noncontrolling interests	(259)	(351)	(271)
Payment of common stock dividends	(2,907)	(2,777)	(2,685)
Other financing activities	(218)	(266)	(325)
Net cash provided from (used for) financing activities	2,336	1,945	(576)
Net Change in Cash, Cash Equivalents, and Restricted Cash	208	761	(910)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Year	1,829	1,068	1,978
Cash, Cash Equivalents, and Restricted Cash at End of Year	$2,037	$1,829	$1,068
Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $103, $92, and $81 capitalized, respectively)	$1,758	$1,718	$1,683
Income taxes, net	146	93	64
Noncash transactions —
Accrued property additions at year-end	1,024	866	989
Contributions from noncontrolling interests	15	89	12
Contributions of wind turbine equipment	—	82	17
The accompanying notes are an integral part of these consolidated financial statements.

    Table of Contents                                Index to Financial Statements
CONSOLIDATED BALANCE SHEETS
At December 31, 2022 and 2021
Southern Company and Subsidiary Companies

Assets	2022	2021
	(in millions)
Current Assets:
Cash and cash equivalents	$1,917	$1,798
Receivables —
Customer accounts	2,138	1,806
Unbilled revenues	1,012	711
Other accounts and notes	637	523
Accumulated provision for uncollectible accounts	(71)	(78)
Materials and supplies	1,664	1,543
Fossil fuel for generation	575	450
Natural gas for sale	438	362
Prepaid expenses	347	330
Assets from risk management activities, net of collateral	115	151
Regulatory assets – asset retirement obligations	332	219
Natural gas cost under recovery	108	266
Other regulatory assets	860	653
Other current assets	344	231
Total current assets	10,416	8,965
Property, Plant, and Equipment:
In service	117,529	115,592
Less: Accumulated depreciation	35,297	34,079
Plant in service, net of depreciation	82,232	81,513
Other utility plant, net	599	—
Nuclear fuel, at amortized cost	843	824
Construction work in progress	10,896	8,771
Total property, plant, and equipment	94,570	91,108
Other Property and Investments:
Goodwill	5,161	5,280
Nuclear decommissioning trusts, at fair value	2,145	2,542
Equity investments in unconsolidated subsidiaries	1,443	1,282
Other intangible assets, net of amortization of $340 and $307, respectively	406	445
Miscellaneous property and investments	602	653
Total other property and investments	9,757	10,202
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	1,531	1,701
Deferred charges related to income taxes	866	824
Prepaid pension costs	2,290	1,657
Unamortized loss on reacquired debt	238	258
Deferred under recovered fuel clause revenues	2,056	410
Regulatory assets – asset retirement obligations, deferred	5,764	5,466
Other regulatory assets, deferred	5,918	5,577
Other deferred charges and assets	1,485	1,366
Total deferred charges and other assets	20,148	17,259
Total Assets	$134,891	$127,534
The accompanying notes are an integral part of these consolidated financial statements.

    Table of Contents                                Index to Financial Statements
CONSOLIDATED BALANCE SHEETS
At December 31, 2022 and 2021
Southern Company and Subsidiary Companies

Liabilities and Stockholders' Equity	2022	2021
	(in millions)
Current Liabilities:
Securities due within one year	$4,285	$2,157
Notes payable	2,609	1,440
Accounts payable	3,525	2,169
Customer deposits	502	479
Accrued taxes —
Accrued income taxes	60	50
Other accrued taxes	764	641
Accrued interest	614	533
Accrued compensation	1,127	1,070
Asset retirement obligations	694	697
Operating lease obligations	197	250
Other regulatory liabilities	382	563
Other current liabilities	965	872
Total current liabilities	15,724	10,921
Long-Term Debt	50,656	50,120
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	10,036	8,862
Deferred credits related to income taxes	5,235	5,401
Accumulated deferred ITCs	2,133	2,216
Employee benefit obligations	1,238	1,550
Operating lease obligations, deferred	1,388	1,503
Asset retirement obligations, deferred	10,146	10,990
Other cost of removal obligations	1,903	2,103
Other regulatory liabilities, deferred	733	485
Other deferred credits and liabilities	1,167	816
Total deferred credits and other liabilities	33,979	33,926
Total Liabilities	100,359	94,967
Redeemable Preferred Stock of Subsidiaries:
Cumulative preferred stock
$100 par or stated value - 4.20% to 4.92%	—	48
Authorized - 10 million shares
Outstanding - 2022: no shares; 2021: 0.5 million shares
$1 par value - 5.00%	—	243
Authorized - 28 million shares
Outstanding - 2022: no shares; 2021: 10 million shares
Total redeemable preferred stock of subsidiaries (annual dividend requirement - $15 million)	—	291
Common Stockholders' Equity:
Common stock, par value $5 per share (Authorized - 1.5 billion shares)	5,417	5,279
(Issued - 1.1 billion shares; Treasury - 1.0 million shares)
Paid-in capital	13,673	11,950
Treasury, at cost	(53)	(47)
Retained earnings	11,538	10,929
Accumulated other comprehensive loss	(167)	(237)
Total common stockholders' equity	30,408	27,874
Noncontrolling interests	4,124	4,402
Total Stockholders' Equity (See accompanying statements)	34,532	32,276
Total Liabilities and Stockholders' Equity	$134,891	$127,534
Commitments and Contingent Matters (See notes)
The accompanying notes are an integral part of these consolidated financial statements.

    Table of Contents                                Index to Financial Statements
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2022, 2021, and 2020
Southern Company and Subsidiary Companies

	Southern Company Common Stockholders' Equity
	Number of Common Shares		Common Stock				Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Issued	Treasury	Par Value	Paid-In Capital	Treasury	Retained Earnings			Total
	(in millions)
Balance at December 31, 2019	1,054	(1)	$5,257	$11,734	$(42)	$10,877	$(321)	$4,254	$31,759
Consolidated net income (loss)	—	—	—	—	—	3,119	—	(31)	3,088
Other comprehensive income (loss)	—	—	—	—	—	—	(75)	—	(75)
Stock issued	4	—	11	63	—	—	—	—	74
Stock-based compensation	—	—	—	44	—	—	—	—	44
Cash dividends of $2.5400 per share	—	—	—	—	—	(2,685)	—	—	(2,685)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	307	307
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(271)	(271)
Purchase of membership interests from noncontrolling interests	—	—	—	5	—	—	—	(65)	(60)
Sale of noncontrolling interests	—	—	—	(2)	—	—	—	67	65
Other	—	—	—	(10)	(4)	—	1	1	(12)
Balance at December 31, 2020	1,058	(1)	5,268	11,834	(46)	11,311	(395)	4,262	32,234
Consolidated net income (loss)	—	—	—	—	—	2,393	—	(99)	2,294
Other comprehensive income	—	—	—	—	—	—	158	—	158
Stock issued	3	—	11	62	—	—	—	—	73
Stock-based compensation	—	—	—	62	—	—	—	—	62
Cash dividends of $2.6200 per share	—	—	—	—	—	(2,777)	—	—	(2,777)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	590	590
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(351)	(351)
Other	—	—	—	(8)	(1)	2	—	—	(7)
Balance at December 31, 2021	1,061	(1)	5,279	11,950	(47)	10,929	(237)	4,402	32,276
Consolidated net income (loss)	—	—	—	—	—	3,524	—	(107)	3,417
Other comprehensive income	—	—	—	—	—	—	71	—	71
Stock issued	29	—	138	1,670	—	—	—	—	1,808
Stock-based compensation	—	—	—	44	—	—	—	—	44
Cash dividends of $2.7000 per share	—	—	—	—	—	(2,907)	—	—	(2,907)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	88	88
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(259)	(259)
Other	—	—	—	9	(6)	(8)	(1)	—	(6)
Balance at December 31, 2022	1,090	(1)	$5,417	$13,673	$(53)	$11,538	$(167)	$4,124	$34,532
The accompanying notes are an integral part of these consolidated financial statements.

    Table of Contents                                Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Alabama Power Company
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Alabama Power Company (Alabama Power) (a wholly-owned subsidiary of The Southern Company) as of December 31, 2022 and 2021, the related statements of income, comprehensive income, common stockholder's equity, and cash flows for each of the three years in the period ended December 31, 2022, the related notes, and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of Alabama Power as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
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
The Commissions set the rates Alabama Power is permitted to charge customers. Rates are determined and approved in regulatory proceedings based on an analysis of Alabama Power's costs to provide utility service and a return on, and recovery of, its investment in the utility business. Current and future regulatory decisions can have an impact on the recovery of costs, the rate of return earned on investments, and the timing and amount of assets to be recovered through rates. The Commissions' regulation of rates is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital. While Alabama Power expects to recover costs from customers through regulated rates, there is a risk that the Commissions will not

    Table of Contents                                Index to Financial Statements
approve: (1) full recovery of the costs of providing utility service, or (2) full recovery of all amounts invested in the utility business and a reasonable return on those investments.
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
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the uncertainty of future decisions by the Commissions included the following, among others:
•We tested the effectiveness of management's controls over the evaluation of the likelihood of (1) the recovery in future rates of costs incurred as property, plant, and equipment and/or deferred as regulatory assets, and (2) refunds or future reductions in rates that should be reported as regulatory liabilities. We also tested the effectiveness of management's controls over the initial recognition of amounts as property, plant, and equipment; regulatory assets or liabilities; and the monitoring and evaluation of regulatory developments that may affect the likelihood of recovering costs in future rates or of a future reduction in rates.
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
•We evaluated regulatory filings for any evidence that intervenors are challenging full recovery of the cost of any capital projects. We tested selected costs included in capitalized project costs for completeness and accuracy.
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
February 15, 2023
We have served as Alabama Power's auditor since 2002.

    Table of Contents                                Index to Financial Statements
STATEMENTS OF INCOME
For the Years Ended December 31, 2022, 2021, and 2020
Alabama Power Company

	2022	2021	2020
	(in millions)
Operating Revenues:
Retail revenues	$6,470	$5,499	$5,213
Wholesale revenues, non-affiliates	726	377	269
Wholesale revenues, affiliates	202	171	46
Other revenues	419	366	302
Total operating revenues	7,817	6,413	5,830
Operating Expenses:
Fuel	1,840	1,235	970
Purchased power, non-affiliates	441	221	191
Purchased power, affiliates	360	147	128
Other operations and maintenance	1,935	1,735	1,619
Depreciation and amortization	875	859	812
Taxes other than income taxes	424	410	416
Total operating expenses	5,875	4,607	4,136
Operating Income	1,942	1,806	1,694
Other Income and (Expense):
Allowance for equity funds used during construction	70	52	46
Interest expense, net of amounts capitalized	(382)	(340)	(338)
Other income (expense), net	144	107	100
Total other income and (expense)	(168)	(181)	(192)
Earnings Before Income Taxes	1,774	1,625	1,502
Income taxes	423	372	337
Net Income	1,351	1,253	1,165
Dividends on Preferred Stock	11	15	15
Net Income After Dividends on Preferred Stock	$1,340	$1,238	$1,150

STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2022, 2021, and 2020
Alabama Power Company

	2022	2021	2020
	(in millions)
Net Income	$1,351	$1,253	$1,165
Other comprehensive income:
Qualifying hedges:
Changes in fair value, net of tax of $—, $1, and $—, respectively	(1)	2	—
Reclassification adjustment for amounts included in net income, net of tax of $2, $2, and $2, respectively	5	4	4
Total other comprehensive income	4	6	4
Comprehensive Income	$1,355	$1,259	$1,169
The accompanying notes are an integral part of these financial statements.

    Table of Contents                                Index to Financial Statements
STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2022, 2021, and 2020
Alabama Power Company

	2022	2021	2020
	(in millions)
Operating Activities:
Net income	$1,351	$1,253	$1,165
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	1,014	1,005	963
Deferred income taxes	355	245	78
Allowance for equity funds used during construction	(70)	(52)	(46)
Pension, postretirement, and other employee benefits	(118)	(106)	(90)
Settlement of asset retirement obligations	(205)	(202)	(219)
Natural disaster reserve and reliability reserve accruals	185	75	112
Retail fuel cost under recovery – long-term	(520)	(126)	—
Other, net	(50)	(52)	50
Changes in certain current assets and liabilities —
-Receivables	(321)	42	(49)
-Materials and supplies	(7)	(6)	(47)
-Retail fuel cost under recovery	(102)	—	—
-Other current assets	(93)	44	(66)
-Accounts payable	249	(109)	(90)
-Accrued taxes	(65)	(56)	84
-Customer refunds	5	128	(12)
-Other current liabilities	31	(30)	(91)
Net cash provided from operating activities	1,639	2,053	1,742
Investing Activities:
Property additions	(2,016)	(1,753)	(1,970)
Nuclear decommissioning trust fund purchases	(355)	(638)	(268)
Nuclear decommissioning trust fund sales	354	637	267
Cost of removal net of salvage	(234)	(165)	(98)
Change in construction payables	50	(16)	(34)
Other investing activities	(62)	(26)	(19)
Net cash used for investing activities	(2,263)	(1,961)	(2,122)
Financing Activities:
Proceeds —
Senior notes	1,700	1,300	600
Revenue bonds	—	—	87
Redemptions and repurchases —
Senior notes	(750)	(200)	(250)
Preferred stock	(298)	—	—
Revenue bonds	—	(65)	(87)
Other long-term debt	—	(206)	—
Capital contributions from parent company	649	636	653
Payment of common stock dividends	(1,016)	(984)	(957)
Other financing activities	(34)	(43)	(30)
Net cash provided from financing activities	251	438	16
Net Change in Cash, Cash Equivalents, and Restricted Cash	(373)	530	(364)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Year	1,060	530	894
Cash, Cash Equivalents, and Restricted Cash at End of Year	$687	$1,060	$530
Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $20, $15, and $15 capitalized, respectively)	$342	$308	$321
Income taxes, net	121	185	187
Noncash transactions — Accrued property additions at year-end	182	150	166
The accompanying notes are an integral part of these financial statements.

    Table of Contents                                Index to Financial Statements
BALANCE SHEETS
At December 31, 2022 and 2021
Alabama Power Company

Assets	2022	2021
	(in millions)
Current Assets:
Cash and cash equivalents	$687	$1,060
Receivables —
Customer accounts	431	410
Unbilled revenues	174	138
Affiliated	101	37
Other accounts and notes	153	55
Accumulated provision for uncollectible accounts	(14)	(14)
Fossil fuel stock	229	159
Materials and supplies	557	548
Prepaid expenses	65	41
Other regulatory assets	474	208
Other current assets	67	67
Total current assets	2,924	2,709
Property, Plant, and Equipment:
In service	33,472	33,135
Less: Accumulated provision for depreciation	10,470	10,313
Plant in service, net of depreciation	23,002	22,822
Other utility plant, net	599	—
Nuclear fuel, at amortized cost	239	247
Construction work in progress	1,526	1,147
Total property, plant, and equipment	25,366	24,216
Other Property and Investments:
Nuclear decommissioning trusts, at fair value	1,127	1,325
Equity investments in unconsolidated subsidiaries	57	57
Miscellaneous property and investments	124	126
Total other property and investments	1,308	1,508
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	71	108
Deferred charges related to income taxes	250	240
Prepaid pension and other postretirement benefit costs	657	513
Regulatory assets – asset retirement obligations	1,845	1,547
Other regulatory assets, deferred	2,107	1,807
Other deferred charges and assets	442	334
Total deferred charges and other assets	5,372	4,549
Total Assets	$34,970	$32,982
The accompanying notes are an integral part of these financial statements.

    Table of Contents                                Index to Financial Statements
BALANCE SHEETS
At December 31, 2022 and 2021
Alabama Power Company

Liabilities and Stockholder's Equity	2022	2021
	(in millions)
Current Liabilities:
Securities due within one year	$301	$751
Accounts payable —
Affiliated	443	309
Other	641	459
Customer deposits	106	106
Accrued taxes	57	98
Accrued interest	120	100
Accrued compensation	229	219
Asset retirement obligations	330	320
Other regulatory liabilities	96	215
Other current liabilities	91	125
Total current liabilities	2,414	2,702
Long-Term Debt	10,329	8,936
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	3,981	3,573
Deferred credits related to income taxes	1,925	1,968
Accumulated deferred ITCs	81	88
Employee benefit obligations	145	171
Operating lease obligations	67	66
Asset retirement obligations, deferred	3,957	4,014
Other cost of removal obligations	—	192
Other regulatory liabilities, deferred	315	210
Other deferred credits and liabilities	69	58
Total deferred credits and other liabilities	10,540	10,340
Total Liabilities	23,283	21,978
Redeemable Preferred Stock:
Cumulative redeemable preferred stock
$100 par or stated value - 4.20% to 4.92%	—	48
Authorized - 3.9 million shares
Outstanding - 2022: no shares; 2021: 0.5 million shares
$1 par value - 5.00%	—	243
Authorized - 27.5 million shares
Outstanding - 2022: no shares; 2021: 10 million shares: $25 stated value
Total redeemable preferred stock (annual dividend requirement - $15 million)	—	291
Common Stockholder's Equity:
Common stock, par value $40 per share (Authorized - 40 million shares; Outstanding - 31 million shares)	1,222	1,222
Paid-in capital	6,710	6,056
Retained earnings	3,764	3,448
Accumulated other comprehensive loss	(9)	(13)
Total common stockholder's equity (See accompanying statements)	11,687	10,713
Total Liabilities and Stockholder's Equity	$34,970	$32,982
Commitments and Contingent Matters (See notes)
The accompanying notes are an integral part of these financial statements.

    Table of Contents                                Index to Financial Statements
STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
For the Years Ended December 31, 2022, 2021, and 2020
Alabama Power Company

	Number of Common Shares Issued	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balance at December 31, 2019	31	$1,222	$4,755	$3,001	$(23)	$8,955
Net income after dividends on preferred stock	—	—	—	1,150	—	1,150
Capital contributions from parent company	—	—	658	—	—	658
Other comprehensive income	—	—	—	—	4	4
Cash dividends on common stock	—	—	—	(957)	—	(957)
Balance at December 31, 2020	31	1,222	5,413	3,194	(19)	9,810
Net income after dividends on preferred stock	—	—	—	1,238	—	1,238
Capital contributions from parent company	—	—	643	—	—	643
Other comprehensive income	—	—	—	—	6	6
Cash dividends on common stock	—	—	—	(984)	—	(984)
Balance at December 31, 2021	31	1,222	6,056	3,448	(13)	10,713
Net income after dividends on preferred stock	—	—	—	1,340	—	1,340
Capital contributions from parent company	—	—	654	—	—	654
Other comprehensive income	—	—	—	—	4	4
Cash dividends on common stock	—	—	—	(1,016)	—	(1,016)
Other	—	—	—	(8)	—	(8)
Balance at December 31, 2022	31	$1,222	$6,710	$3,764	$(9)	$11,687
The accompanying notes are an integral part of these financial statements.

    Table of Contents                                Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholder and the Board of Directors of Georgia Power Company
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Georgia Power Company (Georgia Power) (a wholly-owned subsidiary of The Southern Company) as of December 31, 2022 and 2021, the related statements of income, comprehensive income, common stockholder's equity, and cash flows for each of the three years in the period ended December 31, 2022, the related notes, and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of Georgia Power as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
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
The Commissions set the rates Georgia Power is permitted to charge customers. Rates are determined and approved in regulatory proceedings based on an analysis of Georgia Power's costs to provide utility service and a return on, and recovery of, its investment in the utility business. Current and future regulatory decisions can have an impact on the recovery of costs, the rate of return earned on investments, and the timing and amount of assets to be recovered through rates. The Commissions' regulation of rates is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital. While Georgia Power expects to recover costs from customers through regulated rates, there is a risk that the Commissions will not

    Table of Contents                                Index to Financial Statements
approve: (1) full recovery of the costs of providing utility service, or (2) full recovery of all amounts invested in the utility business and a reasonable return on those investments.
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
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the uncertainty of future decisions by the Commissions included the following, among others:
•We tested the effectiveness of management's controls over the evaluation of the likelihood of (1) the recovery in future rates of costs incurred as property, plant, and equipment and/or deferred as regulatory assets, and (2) refunds or future reductions in rates that should be reported as regulatory liabilities. We also tested the effectiveness of management's controls over the initial recognition of amounts as property, plant, and equipment; regulatory assets or liabilities; and the monitoring and evaluation of regulatory developments that may affect the likelihood of recovering costs in future rates or of a future reduction in rates.
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
•We evaluated regulatory filings for any evidence that intervenors are challenging full recovery of the cost of any capital projects. We tested selected costs included in capitalized project costs for completeness and accuracy.
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
Disclosure of Uncertainties – Plant Vogtle Units 3 and 4 Construction – Refer to Note 2 (Regulatory Matters – Georgia Power – Nuclear Construction) to the financial statements
Critical Audit Matter Description
As discussed in Note 2 to the financial statements, the ultimate recovery of Georgia Power's investment in the construction of Plant Vogtle Units 3 and 4 is subject to multiple uncertainties. Such uncertainties include the potential impact of future decisions by Georgia Power's regulators (particularly the Georgia Public Service Commission) and potential actions by the co-owners of the Vogtle project. In addition, Georgia Power's ability to meet its cost and schedule forecasts could impact its ability to fully recover its investment in the project. While the project is not subject to a cost cap, Georgia Power's cost and schedule forecasts are subject to numerous uncertainties which could impact cost recovery. The projected schedule for Unit 3 primarily depends on the progression of final component and pre-operational testing and start-up, which may be impacted by further equipment, component, and/or other operational challenges. The projected schedule for Unit 4 primarily depends on potential impacts arising from Unit 4 testing activities overlapping with Unit 3 start-up and commissioning; maintaining overall construction productivity and production levels, particularly in subcontractor scopes of work; and maintaining appropriate levels of craft laborers. As Unit 4 completes construction and transitions further into testing, ongoing and potential future challenges include the timeframe and duration of hot functional and other testing; the pace and quality of remaining commodities installation; completion of documentation to support Inspections, Tests, Analyses, and Acceptance Criteria (ITAAC) submittals; the pace of remaining work package closures and system turnovers; and the availability of craft, supervisory, and technical support resources. Ongoing or future challenges for both units also include management of contractors and vendors; subcontractor performance; and/or related cost escalation. New challenges also may continue to arise, as Unit 3 completes start-up and commissioning and Unit 4 moves

    Table of Contents                                Index to Financial Statements
further into testing and start-up, which may result in required engineering changes or remediation related to plant systems, structures, or components (some of which are based on new technology that only within the last few years began initial operation in the global nuclear industry at this scale). These challenges may result in further schedule delays and/or cost increases.
The ultimate recovery of Georgia Power's investment in Plant Vogtle Units 3 and 4 is subject to the outcome of future assessments by management as well as Georgia Public Service Commission decisions in future regulatory proceedings. After considering the significant level of uncertainty that exists regarding the future recoverability of these costs since the ultimate outcome of these matters is subject to the outcome of future assessments by management, as well as Georgia PSC decisions in future regulatory proceedings, Georgia Power recorded pre-tax charges to income of $183 million in 2022.
In addition, management has disclosed the status, risks, and uncertainties associated with Plant Vogtle Units 3 and 4, including (1) the status of construction and testing; (2) the status of regulatory proceedings; (3) the status of legal actions or issues involving the co-owners of the project; and (4) other matters which could impact the ultimate recoverability of Georgia Power's investment in the project. We identified as a critical audit matter the evaluation of Georgia Power's identification and disclosure of events and uncertainties that could impact the ultimate cost recovery of its investment in the construction of Plant Vogtle Units 3 and 4. This critical audit matter involved significant audit effort requiring specialized industry and construction expertise, extensive knowledge of rate regulation, and difficult and subjective judgments.
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
•We involved construction specialists to assist in our evaluation of the reasonableness of the methodology and assumptions used to determine the forecasted costs and the projected in-service dates for Plant Vogtle Units 3 and 4 and Georgia Power's processes for on-going evaluation and monitoring of the construction schedule.
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
February 15, 2023
We have served as Georgia Power's auditor since 2002.

    Table of Contents                                Index to Financial Statements
STATEMENTS OF INCOME
For the Years Ended December 31, 2022, 2021, and 2020
Georgia Power Company

	2022	2021	2020
	(in millions)
Operating Revenues:
Retail revenues	$10,792	$8,478	$7,609
Wholesale revenues	235	197	115
Other revenues	557	585	585
Total operating revenues	11,584	9,260	8,309
Operating Expenses:
Fuel	2,486	1,449	1,141
Purchased power, non-affiliates	856	632	540
Purchased power, affiliates	1,401	859	509
Other operations and maintenance	2,349	2,213	1,953
Depreciation and amortization	1,430	1,371	1,425
Taxes other than income taxes	527	476	444
Estimated loss on Plant Vogtle Units 3 and 4	183	1,692	325
Total operating expenses	9,232	8,692	6,337
Operating Income	2,352	568	1,972
Other Income and (Expense):
Allowance for equity funds used during construction	140	127	91
Interest expense, net of amounts capitalized	(485)	(421)	(425)
Other income (expense), net	176	142	89
Total other income and (expense)	(169)	(152)	(245)
Earnings Before Income Taxes	2,183	416	1,727
Income taxes (benefit)	370	(168)	152
Net Income	$1,813	$584	$1,575
STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2022, 2021, and 2020
Georgia Power Company

	2022	2021	2020
	(in millions)
Net Income	$1,813	$584	$1,575
Other comprehensive income:
Qualifying hedges:
Changes in fair value, net of tax of $8, $—, and $(1), respectively	23	—	(2)
Reclassification adjustment for amounts included in net income, net of tax of $2, $2, and $2, respectively	5	6	6
Total other comprehensive income	28	6	4
Comprehensive Income	$1,841	$590	$1,579
The accompanying notes are an integral part of these financial statements.

    Table of Contents                                Index to Financial Statements
STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2022, 2021, and 2020
Georgia Power Company

	2022	2021	2020
	(in millions)
Operating Activities:
Net income	$1,813	$584	$1,575
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	1,622	1,557	1,607
Deferred income taxes	313	(550)	(273)
Allowance for equity funds used during construction	(140)	(127)	(91)
Pension, postretirement, and other employee benefits	(240)	(148)	(137)
Settlement of asset retirement obligations	(212)	(210)	(185)
Storm damage accruals	213	213	213
Retail fuel cost recovery – long-term	(1,646)	(410)	(73)
Estimated loss on Plant Vogtle Units 3 and 4	183	1,692	325
Other, net	81	53	14
Changes in certain current assets and liabilities —
-Receivables	(286)	81	(114)
-Fossil fuel stock	(43)	30	(6)
-Materials and supplies	(73)	(82)	(91)
-Other current assets	(83)	(30)	(48)
-Accounts payable	264	186	59
-Accrued taxes	173	21	55
-Retail fuel cost over recovery	—	(113)	113
-Customer refunds	113	1	(223)
-Other current liabilities	(14)	(1)	64
Net cash provided from operating activities	2,038	2,747	2,784
Investing Activities:
Property additions	(3,901)	(3,376)	(3,445)
Nuclear decommissioning trust fund purchases	(770)	(960)	(609)
Nuclear decommissioning trust fund sales	758	956	604
Cost of removal, net of salvage	(274)	(149)	(143)
Change in construction payables, net of joint owner portion	186	(65)	16
Payments pursuant to LTSAs	(44)	(42)	(86)
Contributions in aid of construction	92	65	20
Proceeds from dispositions	56	8	153
Other investing activities	(57)	(27)	(13)
Net cash used for investing activities	(3,954)	(3,590)	(3,503)
Financing Activities:
Decrease in notes payable, net	—	(60)	(55)
Proceeds —
Senior notes	1,500	750	1,500
FFB loan	—	440	848
Revenue bonds	200	122	53
Short-term borrowings	2,100	—	250
Redemptions and repurchases —
Senior notes	(400)	(325)	(950)
FFB loan	(88)	(96)	(73)
Revenue bonds	(53)	(69)	(336)
Short-term borrowings	(500)	—	(375)
Other long-term debt	(125)	—	—
Capital contributions from parent company	1,471	1,782	1,392
Payment of common stock dividends	(1,691)	(1,649)	(1,542)
Other financing activities	(51)	(28)	(36)
Net cash provided from financing activities	2,363	867	676
Net Change in Cash, Cash Equivalents, and Restricted Cash	447	24	(43)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Year	33	9	52
Cash, Cash Equivalents, and Restricted Cash at End of Year	$480	$33	$9
Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $73, $63, and $47 capitalized, respectively)	$432	$382	$380
Income taxes, net	30	305	373
Noncash transactions — Accrued property additions at year-end	626	479	553
The accompanying notes are an integral part of these financial statements.

    Table of Contents                                Index to Financial Statements
BALANCE SHEETS
At December 31, 2022 and 2021
Georgia Power Company

Assets	2022	2021
	(in millions)
Current Assets:
Cash and cash equivalents	$364	$33
Receivables —
Customer accounts, net	735	547
Unbilled revenues	309	231
Joint owner accounts	128	116
Affiliated	53	25
Other accounts and notes	62	44
Fossil fuel stock	291	248
Materials and supplies	729	670
Regulatory assets – asset retirement obligations	158	178
Other regulatory assets	324	289
Other current assets	246	178
Total current assets	3,399	2,559
Property, Plant, and Equipment:
In service	41,879	41,332
Less: Accumulated provision for depreciation	13,115	12,854
Plant in service, net of depreciation	28,764	28,478
Nuclear fuel, at amortized cost	604	577
Construction work in progress	8,103	6,688
Total property, plant, and equipment	37,471	35,743
Other Property and Investments:
Nuclear decommissioning trusts, at fair value	1,018	1,217
Equity investments in unconsolidated subsidiaries	51	50
Miscellaneous property and investments	107	69
Total other property and investments	1,176	1,336
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	1,007	1,157
Deferred charges related to income taxes	583	550
Prepaid pension costs	738	563
Deferred under recovered fuel clause revenues	2,056	410
Regulatory assets – asset retirement obligations, deferred	3,671	3,688
Other regulatory assets, deferred	2,522	1,964
Other deferred charges and assets	540	491
Total deferred charges and other assets	11,117	8,823
Total Assets	$53,163	$48,461
The accompanying notes are an integral part of these financial statements.

    Table of Contents                                Index to Financial Statements
BALANCE SHEETS
At December 31, 2022 and 2021
Georgia Power Company

Liabilities and Stockholder's Equity	2022	2021
	(in millions)
Current Liabilities:
Securities due within one year	$901	$675
Notes payable	1,600	—
Accounts payable —
Affiliated	928	757
Other	1,076	702
Customer deposits	252	259
Accrued taxes	508	335
Accrued interest	157	136
Accrued compensation	254	232
Operating lease obligations	151	156
Asset retirement obligations	295	317
Other regulatory liabilities	170	280
Other current liabilities	286	254
Total current liabilities	6,578	4,103
Long-Term Debt	14,009	13,109
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	3,707	3,019
Deferred credits related to income taxes	2,244	2,321
Accumulated deferred ITCs	319	328
Employee benefit obligations	318	402
Operating lease obligations, deferred	851	999
Asset retirement obligations, deferred	5,739	6,507
Other deferred credits and liabilities	540	439
Total deferred credits and other liabilities	13,718	14,015
Total Liabilities	34,305	31,227
Common Stockholder's Equity:
Common stock, without par value (Authorized - 20 million shares; Outstanding - 9 million shares)	398	398
Paid-in capital	15,626	14,153
Retained earnings	2,846	2,724
Accumulated other comprehensive loss	(12)	(41)
Total common stockholder's equity (See accompanying statements)	18,858	17,234
Total Liabilities and Stockholder's Equity	$53,163	$48,461
Commitments and Contingent Matters (See notes)
The accompanying notes are an integral part of these financial statements.

    Table of Contents                                Index to Financial Statements
STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
For the Years Ended December 31, 2022, 2021, and 2020
Georgia Power Company

	Number of Common Shares Issued	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balance at December 31, 2019	9	$398	$10,962	$3,756	$(51)	$15,065
Net income	—	—	—	1,575	—	1,575
Capital contributions from parent company	—	—	1,399	—	—	1,399
Other comprehensive income	—	—	—	—	4	4
Cash dividends on common stock	—	—	—	(1,542)	—	(1,542)
Balance at December 31, 2020	9	398	12,361	3,789	(47)	16,501
Net income	—	—	—	584	—	584
Capital contributions from parent company	—	—	1,792	—	—	1,792
Other comprehensive income	—	—	—	—	6	6
Cash dividends on common stock	—	—	—	(1,649)	—	(1,649)
Balance at December 31, 2021	9	398	14,153	2,724	(41)	17,234
Net income	—	—	—	1,813	—	1,813
Capital contributions from parent company	—	—	1,473	—	—	1,473
Other comprehensive income	—	—	—	—	28	28
Cash dividends on common stock	—	—	—	(1,691)	—	(1,691)
Other	—	—	—	—	1	1
Balance at December 31, 2022	9	$398	$15,626	$2,846	$(12)	$18,858
The accompanying notes are an integral part of these financial statements.

    Table of Contents                                Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholder and the Board of Directors of Mississippi Power Company
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Mississippi Power Company (Mississippi Power) (a wholly-owned subsidiary of The Southern Company) as of December 31, 2022 and 2021, the related statements of income, comprehensive income, common stockholder's equity, and cash flows for each of the three years in the period ended December 31, 2022, the related notes, and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of Mississippi Power as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
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
The Commissions set the rates Mississippi Power is permitted to charge customers. Rates are determined and approved in regulatory proceedings based on an analysis of Mississippi Power's costs to provide utility service and a return on, and recovery of, its investment in the utility business. Current and future regulatory decisions can have an impact on the recovery of costs, the rate of return earned on investments, and the timing and amount of assets to be recovered through rates. The Commissions' regulation of rates is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital. While Mississippi Power expects to recover costs from customers through regulated rates, there is a risk that the Commissions

    Table of Contents                                Index to Financial Statements
will not approve: (1) full recovery of the costs of providing utility service, or (2) full recovery of all amounts invested in the utility business and a reasonable return on those investments.
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
•We evaluated regulatory filings for any evidence that intervenors are challenging full recovery of the cost of any capital projects. We tested selected costs included in capitalized project costs for completeness and accuracy.
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
February 15, 2023
We have served as Mississippi Power's auditor since 2002.

    Table of Contents                                Index to Financial Statements
STATEMENTS OF INCOME
For the Years Ended December 31, 2022, 2021, and 2020
Mississippi Power Company

	2022	2021	2020
	(in millions)
Operating Revenues:
Retail revenues	$935	$875	$821
Wholesale revenues, non-affiliates	252	230	215
Wholesale revenues, affiliates	460	188	111
Other revenues	47	29	25
Total operating revenues	1,694	1,322	1,172
Operating Expenses:
Fuel and purchased power	789	496	372
Other operations and maintenance	376	313	284
Depreciation and amortization	181	180	183
Taxes other than income taxes	124	128	124
Total operating expenses	1,470	1,117	963
Operating Income	224	205	209
Other Income and (Expense):
Interest expense, net of amounts capitalized	(56)	(60)	(60)
Other income (expense), net	33	35	17
Total other income and (expense)	(23)	(25)	(43)
Earnings Before Income Taxes	201	180	166
Income taxes	37	21	14
Net Income	$164	$159	$152
STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2022, 2021, and 2020
Mississippi Power Company

	2022	2021	2020
	(in millions)
Net Income	$164	$159	$152
Other comprehensive income:
Qualifying hedges:
Reclassification adjustment for amounts included in net income, net of tax of $—, $—, and $—, respectively	—	1	1
Total other comprehensive income	—	1	1
Comprehensive Income	$164	$160	$153
The accompanying notes are an integral part of these financial statements.

    Table of Contents                                Index to Financial Statements
STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2022, 2021, and 2020
Mississippi Power Company

	2022	2021	2020
	(in millions)
Operating Activities:
Net income	$164	$159	$152
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	223	213	191
Settlement of asset retirement obligations	(20)	(24)	(22)
System restoration rider and reliability reserve accruals	32	(2)	1
Other, net	(2)	(35)	(6)
Changes in certain current assets and liabilities —
-Receivables	(82)	9	(7)
-Other current assets	(25)	(6)	(31)
-Accounts payable	97	(35)	20
-Over recovered regulatory clause revenues	—	(34)	5
-Other current liabilities	(4)	1	(5)
Net cash provided from operating activities	383	246	298
Investing Activities:
Property additions	(276)	(213)	(274)
Payments pursuant to LTSAs	(29)	(29)	(28)
Contributions in aid of construction	19	15	—
Other investing activities	(31)	(30)	(21)
Net cash used for investing activities	(317)	(257)	(323)
Financing Activities:
Increase (decrease) in notes payable, net	—	(25)	25
Proceeds —
Senior notes	—	525	—
Short-term borrowings	—	—	40
Revenue bonds	35	—	34
Other long-term debt	—	—	100
Redemptions —
Senior notes	—	—	(275)
Short-term borrowings	—	—	(40)
Revenue bonds	—	(320)	(41)
Other long-term debt	—	(100)	—
Capital contributions from parent company	68	120	85
Return of capital to parent company	—	—	(74)
Payment of common stock dividends	(170)	(157)	(74)
Other financing activities	(1)	(10)	(2)
Net cash provided from (used for) financing activities	(68)	33	(222)
Net Change in Cash, Cash Equivalents, and Restricted Cash	(2)	22	(247)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Year	61	39	286
Cash, Cash Equivalents, and Restricted Cash at End of Year	$59	$61	$39
Supplemental Cash Flow Information:
Cash paid during the period for —
Interest	$55	$58	$63
Income taxes, net	33	16	28
Noncash transactions — Accrued property additions at year-end	22	25	34
The accompanying notes are an integral part of these financial statements.

    Table of Contents                                Index to Financial Statements
BALANCE SHEETS
At December 31, 2022 and 2021
Mississippi Power Company

Assets	2022	2021
	(in millions)
Current Assets:
Cash and cash equivalents	$59	$61
Receivables —
Customer accounts, net	47	37
Unbilled revenues	47	34
Affiliated	82	29
Other accounts and notes	35	28
Fossil fuel stock	44	28
Materials and supplies	80	70
Other regulatory assets	72	54
Other current assets	38	41
Total current assets	504	382
Property, Plant, and Equipment:
In service	5,254	5,106
Less: Accumulated provision for depreciation	1,689	1,591
Plant in service, net of depreciation	3,565	3,515
Construction work in progress	208	127
Total property, plant, and equipment	3,773	3,642
Other Property and Investments	167	179
Deferred Charges and Other Assets:
Deferred charges related to income taxes	30	31
Prepaid pension costs	109	79
Regulatory assets – asset retirement obligations	239	232
Other regulatory assets, deferred	249	317
Accumulated deferred income taxes	107	118
Other deferred charges and assets	94	100
Total deferred charges and other assets	828	877
Total Assets	$5,272	$5,080
The accompanying notes are an integral part of these financial statements.

    Table of Contents                                Index to Financial Statements
BALANCE SHEETS
At December 31, 2022 and 2021
Mississippi Power Company

Liabilities and Stockholder's Equity	2022	2021
	(in millions)
Current Liabilities:
Securities due within one year	$1	$1
Accounts payable —
Affiliated	121	81
Other	106	47
Accrued taxes	124	120
Accrued compensation	37	36
Asset retirement obligations	37	30
Other regulatory liabilities	43	59
Other current liabilities	85	65
Total current liabilities	554	439
Long-Term Debt	1,544	1,510
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	466	464
Deferred credits related to income taxes	253	269
Employee benefit obligations	69	88
Asset retirement obligations, deferred	142	160
Other cost of removal obligations	196	195
Other regulatory liabilities, deferred	96	64
Other deferred credits and liabilities	21	24
Total deferred credits and other liabilities	1,243	1,264
Total Liabilities	3,341	3,213
Common Stockholder's Equity:
Common stock, without par value (Authorized and outstanding - 1 million shares)	38	38
Paid-in capital	4,652	4,582
Accumulated deficit	(2,759)	(2,753)
Total common stockholder's equity (See accompanying statements)	1,931	1,867
Total Liabilities and Stockholder's Equity	$5,272	$5,080
Commitments and Contingent Matters (See notes)
The accompanying notes are an integral part of these financial statements.

    Table of Contents                                Index to Financial Statements
STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
For the Years Ended December 31, 2022, 2021, and 2020
Mississippi Power Company

	Number of Common Shares Issued	Common Stock	Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balance at December 31, 2019	1	$38	$4,449	$(2,832)	$(3)	$1,652
Net income	—	—	—	152	—	152
Return of capital to parent company	—	—	(74)	—	—	(74)
Capital contributions from parent company	—	—	86	—	—	86
Other comprehensive income	—	—	—	—	1	1
Cash dividends on common stock	—	—	—	(74)	—	(74)
Other	—	—	(1)	—	—	(1)
Balance at December 31, 2020	1	38	4,460	(2,754)	(2)	1,742
Net income	—	—	—	159	—	159
Capital contributions from parent company	—	—	122	—	—	122
Other comprehensive income	—	—	—	—	1	1
Cash dividends on common stock	—	—	—	(157)	—	(157)
Other	—	—	—	(1)	1	—
Balance at December 31, 2021	1	38	4,582	(2,753)	—	1,867
Net income	—	—	—	164	—	164
Capital contributions from parent company	—	—	70	—	—	70
Cash dividends on common stock	—	—	—	(170)	—	(170)
Balance at December 31, 2022	1	$38	$4,652	$(2,759)	$—	$1,931
The accompanying notes are an integral part of these financial statements.

    Table of Contents                                Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholder and the Board of Directors of Southern Power Company and Subsidiary Companies
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Southern Power Company and subsidiary companies (Southern Power) (a wholly-owned subsidiary of The Southern Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2022, the related notes, and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of Southern Power as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
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

    Table of Contents                                Index to Financial Statements
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
February 15, 2023
We have served as Southern Power's auditor since 2002.

    Table of Contents                                Index to Financial Statements
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2022, 2021, and 2020
Southern Power Company and Subsidiary Companies

	2022	2021	2020
	(in millions)
Operating Revenues:
Wholesale revenues, non-affiliates	$2,458	$1,671	$1,355
Wholesale revenues, affiliates	875	515	364
Other revenues	36	30	14
Total operating revenues	3,369	2,216	1,733
Operating Expenses:
Fuel	1,614	802	470
Purchased power	311	139	74
Other operations and maintenance	482	423	353
Depreciation and amortization	516	517	494
Taxes other than income taxes	49	45	39
Loss on sales-type leases	1	40	—
Gain on dispositions, net	(2)	(41)	(39)
Total operating expenses	2,971	1,925	1,391
Operating Income	398	291	342
Other Income and (Expense):
Interest expense, net of amounts capitalized	(138)	(147)	(151)
Other income (expense), net	7	10	19
Total other income and (expense)	(131)	(137)	(132)
Earnings Before Income Taxes	267	154	210
Income taxes (benefit)	20	(13)	3
Net Income	247	167	207
Net loss attributable to noncontrolling interests	(107)	(99)	(31)
Net Income Attributable to Southern Power	$354	$266	$238
The accompanying notes are an integral part of these consolidated financial statements.

    Table of Contents                                Index to Financial Statements
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2022, 2021, and 2020
Southern Power Company and Subsidiary Companies

	2022	2021	2020
	(in millions)
Net Income	$247	$167	$207
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $(30), $(22), and $12, respectively	(91)	(67)	33
Reclassification adjustment for amounts included in net income, net of tax of $26, $30, and $(22), respectively	81	89	(65)
Pension and other postretirement benefit plans:
Benefit plan net gain (loss), net of tax of $6, $5, and $(4), respectively	18	16	(12)
Reclassification adjustment for amounts included in net income, net of tax of $1, $1, and $1, respectively	2	2	2
Total other comprehensive income (loss)	10	40	(42)
Comprehensive loss attributable to noncontrolling interests	(107)	(99)	(31)
Comprehensive Income Attributable to Southern Power	$364	$306	$196
The accompanying notes are an integral part of these consolidated financial statements.

    Table of Contents                                Index to Financial Statements
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2022, 2021, and 2020
Southern Power Company and Subsidiary Companies

	2022	2021	2020
	(in millions)
Operating Activities:
Net income	$247	$167	$207
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	543	542	519
Deferred income taxes	9	55	(25)
Utilization of federal investment tax credits	49	288	340
Amortization of investment tax credits	(58)	(58)	(59)
Income taxes receivable, non-current	1	5	(20)
Gain on dispositions, net	(2)	(41)	(39)
Loss on sales-type leases	1	40	—
Other, net	17	(6)	(5)
Changes in certain current assets and liabilities —
-Receivables	(82)	(44)	(4)
-Prepaid income taxes	22	(16)	20
-Other current assets	(11)	(14)	(30)
-Other current liabilities	79	33	(3)
Net cash provided from operating activities	815	951	901
Investing Activities:
Acquisitions, net of cash acquired	—	(345)	(81)
Property additions	(100)	(396)	(223)
Change in construction payables	(69)	(15)	31
Proceeds from dispositions	48	24	666
Payments pursuant to LTSAs	(71)	(82)	(76)
Other investing activities	(2)	11	57
Net cash provided from (used for) investing activities	(194)	(803)	374
Financing Activities:
Increase (decrease) in notes payable, net	10	36	(274)
Proceeds — Senior notes	—	400	—
Redemptions —
Senior notes	(677)	(300)	(825)
Short-term borrowings	—	—	(100)
Capital contributions from parent company	430	8	6
Return of capital to parent company	—	(271)	—
Capital contributions from noncontrolling interests	73	501	363
Distributions to noncontrolling interests	(259)	(351)	(271)
Purchase of membership interests from noncontrolling interests	—	—	(60)
Payment of common stock dividends	(198)	(204)	(201)
Other financing activities	(2)	(14)	(10)
Net cash used for financing activities	(623)	(195)	(1,372)
Net Change in Cash, Cash Equivalents, and Restricted Cash	(2)	(47)	(97)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Year	135	182	279
Cash, Cash Equivalents, and Restricted Cash at End of Year	$133	$135	$182
Supplemental Cash Flow Information:
Cash paid (received) during the period for —
Interest (net of $—, $6, and $11 capitalized, respectively)	$142	$140	$147
Income taxes, net	(15)	(275)	(283)
Noncash transactions —
Accrued property additions at year-end	24	72	89
Contributions from noncontrolling interests	15	89	12
Contributions of wind turbine equipment	—	82	17
The accompanying notes are an integral part of these consolidated financial statements.

    Table of Contents                                Index to Financial Statements
CONSOLIDATED BALANCE SHEETS
At December 31, 2022 and 2021
Southern Power Company and Subsidiary Companies

Assets	2022	2021
	(in millions)
Current Assets:
Cash and cash equivalents	$131	$107
Receivables —
Customer accounts, net	226	139
Affiliated	51	51
Other	70	29
Materials and supplies	88	106
Prepaid income taxes	5	27
Other current assets	50	46
Total current assets	621	505
Property, Plant, and Equipment:
In service	14,658	14,585
Less: Accumulated provision for depreciation	3,661	3,241
Plant in service, net of depreciation	10,997	11,344
Construction work in progress	41	45
Total property, plant, and equipment	11,038	11,389
Other Property and Investments:
Intangible assets, net of amortization of $129 and $109, respectively	263	282
Equity investments in unconsolidated subsidiaries	49	86
Net investment in sales-type leases	154	161
Total other property and investments	466	529
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	489	479
Prepaid LTSAs	193	210
Income taxes receivable, non-current	19	20
Other deferred charges and assets	255	258
Total deferred charges and other assets	956	967
Total Assets	$13,081	$13,390
The accompanying notes are an integral part of these consolidated financial statements.

    Table of Contents                                Index to Financial Statements
CONSOLIDATED BALANCE SHEETS
At December 31, 2022 and 2021
Southern Power Company and Subsidiary Companies

Liabilities and Stockholders' Equity	2022	2021
	(in millions)
Current Liabilities:
Securities due within one year	$290	$679
Notes payable	225	211
Accounts payable —
Affiliated	139	92
Other	67	85
Accrued taxes	24	14
Accrued interest	28	32
Other current liabilities	111	140
Total current liabilities	884	1,253
Long-Term Debt	2,689	3,009
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	279	215
Accumulated deferred ITCs	1,556	1,614
Operating lease obligations	514	497
Other deferred credits and liabilities	243	204
Total deferred credits and other liabilities	2,592	2,530
Total Liabilities	6,165	6,792
Common Stockholder's Equity:
Common stock, par value $0.01 per share (Authorized - 1 million shares; Outstanding - 1,000 shares)	—	—
Paid-in capital	1,069	638
Retained earnings	1,741	1,585
Accumulated other comprehensive loss	(18)	(27)
Total common stockholder's equity	2,792	2,196
Noncontrolling Interests	4,124	4,402
Total Stockholders' Equity (See accompanying statements)	6,916	6,598
Total Liabilities and Stockholders' Equity	$13,081	$13,390
Commitments and Contingent Matters (See notes)
The accompanying notes are an integral part of these consolidated financial statements.

    Table of Contents                                Index to Financial Statements
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2022, 2021, and 2020
Southern Power Company and Subsidiary Companies

	Number of Common Shares Issued	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Common Stockholder's Equity	Noncontrolling Interests	Total
	(in millions)
Balance at December 31, 2019	—	$—	$909	$1,485	$(26)	$2,368	$4,254	$6,622
Net income (loss)	—	—	—	238	—	238	(31)	207
Capital contributions from parent company	—	—	2	—	—	2	—	2
Other comprehensive income (loss)	—	—	—	—	(42)	(42)	—	(42)
Cash dividends on common stock	—	—	—	(201)	—	(201)	—	(201)
Capital contributions from noncontrolling interests	—	—	—	—	—	—	307	307
Distributions to noncontrolling interests	—	—	—	—	—	—	(271)	(271)
Purchase of membership interests from noncontrolling interests	—	—	5	—	—	5	(65)	(60)
Sale of noncontrolling interests(*)	—	—	(2)	—	—	(2)	67	65
Other	—	—	—	—	1	1	1	2
Balance at December 31, 2020	—	—	914	1,522	(67)	2,369	4,262	6,631
Net income (loss)	—	—	—	266	—	266	(99)	167
Return of capital to parent company	—	—	(271)	—	—	(271)	—	(271)
Capital contributions from parent company	—	—	10	—	—	10	—	10
Other comprehensive income	—	—	—	—	40	40	—	40
Cash dividends on common stock	—	—	—	(204)	—	(204)	—	(204)
Capital contributions from noncontrolling interests	—	—	—		—	—	590	590
Distributions to noncontrolling interests	—	—	—	—	—	—	(351)	(351)
Other	—	—	(15)	1	—	(14)	—	(14)
Balance at December 31, 2021	—	—	638	1,585	(27)	2,196	4,402	6,598
Net income (loss)	—	—	—	354	—	354	(107)	247
Capital contributions from parent company	—	—	431	—	—	431	—	431
Other comprehensive income	—	—	—	—	10	10	—	10
Cash dividends on common stock	—	—	—	(198)	—	(198)	—	(198)
Capital contributions from noncontrolling interests	—	—	—	—	—	—	88	88
Distributions to noncontrolling interests	—	—	—	—	—	—	(259)	(259)
Other	—	—	—	—	(1)	(1)	—	(1)
Balance at December 31, 2022	—	$—	$1,069	$1,741	$(18)	$2,792	$4,124	$6,916
(*)See Note 15 under "Southern Power" for additional information.
The accompanying notes are an integral part of these consolidated financial statements.

    Table of Contents                                Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholder and the Board of Directors of Southern Company Gas and Subsidiary Companies
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Southern Company Gas and subsidiary companies (Southern Company Gas) (a wholly-owned subsidiary of The Southern Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, common stockholder's equity, and cash flows for each of the three years in the period ended December 31, 2022, the related notes, and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of Southern Company Gas as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We did not audit the financial statements of Southern Natural Gas Company, L.L.C. (SNG), Southern Company Gas' investment which is accounted for by the use of the equity method. The accompanying consolidated financial statements of Southern Company Gas include its equity investment in SNG of $1,243 million and $1,129 million as of December 31, 2022 and December 31, 2021, respectively, and its earnings from its equity method investment in SNG of $146 million, $127 million, and $129 million for the years ended December 31, 2022, 2021, and 2020, respectively. Those statements were audited by other auditors whose reports (which express unqualified opinions on SNG's financial statements and contain an emphasis of matter paragraph calling attention to SNG's significant transactions with related parties) have been furnished to us, and our opinion, insofar as it relates to the amounts included for SNG, is based solely on the reports of the other auditors.
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
Impact of Rate Regulation on the Financial Statements – Refer to Note 1 (Summary of Significant Accounting Policies – Regulatory Assets and Liabilities) and Note 2 (Regulatory Matters – Southern Company Gas) to the financial statements
Critical Audit Matter Description
Southern Company Gas' natural gas distribution utilities (the "regulated utility subsidiaries"), which represent approximately 88% of Southern Company Gas' consolidated revenues, are subject to rate regulation in Georgia, Illinois, Tennessee, and Virginia by their respective state Public Service Commission or other applicable state regulatory agencies (collectively, the "Commissions"). Management has determined it meets the requirements under accounting principles generally accepted in the United States of America to prepare its financial statements applying the specialized rules to account for the effects of regulation. Accounting for

    Table of Contents                                Index to Financial Statements
the economics of rate regulation impacts multiple financial statement line items and disclosures, including, but not limited to, property, plant, and equipment; other regulatory assets; other regulatory liabilities; other cost of removal obligations; deferred charges and credits related to income taxes; operating revenues; other operations and maintenance expenses; and depreciation and amortization.
The Commissions set the rates the regulated utility subsidiaries are permitted to charge customers. Rates are determined and approved in regulatory proceedings based on an analysis of the applicable regulated utility subsidiary's costs to provide utility service and a return on, and recovery of, its investment in the utility business. Current and future regulatory decisions can have an impact on the recovery of costs, the rate of return earned on investments, and the timing and amount of assets to be recovered through rates. The Commissions' regulation of rates is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital. While Southern Company Gas' regulated utility subsidiaries expect to recover costs from customers through regulated rates, there is a risk that the Commissions will not approve: (1) full recovery of the costs of providing utility service, or (2) full recovery of all amounts invested in the utility business and a reasonable return on those investments.
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
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the uncertainty of future decisions by the Commissions included the following, among others:
•We tested the effectiveness of management's controls over the evaluation of the likelihood of (1) the recovery in future rates of costs incurred as property, plant, and equipment and/or deferred as regulatory assets, and (2) refunds or future reductions in rates that should be reported as regulatory liabilities. We also tested the effectiveness of management's controls over the initial recognition of amounts as property, plant, and equipment; regulatory assets or liabilities; and the monitoring and evaluation of regulatory developments that may affect the likelihood of recovering costs in future rates or of a future reduction in rates.
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
•We evaluated regulatory filings for any evidence that intervenors are challenging full recovery of the cost of any capital projects. We tested selected costs included in capitalized project costs for completeness and accuracy.
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
February 15, 2023
We have served as Southern Company Gas' auditor since 2016.

    Table of Contents                                Index to Financial Statements
Report of Independent Registered Public Accounting Firm

Board of Directors and Members
Southern Natural Gas Company, L.L.C.
Houston, Texas

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Southern Natural Gas Company, L.L.C (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of income, members' equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

    Table of Contents                                Index to Financial Statements
Postretirement Benefit Obligation
At December 31, 2022, the Company's postretirement benefit obligation was $14 million and the Company's plan assets were $59 million, resulting in a net asset position of $45 million. As described in Note 5 of the consolidated financial statements, the postretirement benefit obligation is primarily based on actuarial calculations, which include various significant assumptions.
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
February 6, 2023

    Table of Contents                                Index to Financial Statements
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2022, 2021, and 2020
Southern Company Gas and Subsidiary Companies

	2022	2021	2020
	(in millions)
Operating Revenues:
Natural gas revenues (includes revenue taxes of $162, $122, and $107, respectively)	$5,962	$4,380	$3,434
Total operating revenues	5,962	4,380	3,434
Operating Expenses:
Cost of natural gas	3,004	1,619	972
Other operations and maintenance	1,176	1,072	966
Depreciation and amortization	559	536	500
Taxes other than income taxes	282	225	206
Impairment charges	131	—	—
Gain on dispositions, net	(4)	(127)	(22)
Total operating expenses	5,148	3,325	2,622
Operating Income	814	1,055	812
Other Income and (Expense):
Earnings from equity method investments	148	50	141
Interest expense, net of amounts capitalized	(263)	(238)	(231)
Other income (expense), net	53	(53)	41
Total other income and (expense)	(62)	(241)	(49)
Earnings Before Income Taxes	752	814	763
Income taxes	180	275	173
Net Income	$572	$539	$590

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2022, 2021, and 2020
Southern Company Gas and Subsidiary Companies

	2022	2021	2020
	(in millions)
Net Income	$572	$539	$590
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $5, $5, and $(8), respectively	13	17	(21)
Reclassification adjustment for amounts included in net income, net of tax of $(9), $(5), and $3, respectively	(24)	(11)	7
Pension and other postretirement benefit plans:
Benefit plan net gain (loss), net of tax of $8, $17, and $(3), respectively	18	40	(15)
Total other comprehensive income (loss)	7	46	(29)
Comprehensive Income	$579	$585	$561
The accompanying notes are an integral part of these consolidated financial statements.

    Table of Contents                                Index to Financial Statements
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2022, 2021, and 2020
Southern Company Gas and Subsidiary Companies

	2022	2021	2020
	(in millions)
Operating Activities:
Consolidated net income	$572	$539	$590
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	558	536	500
Deferred income taxes	17	259	56
Impairment charges	131	84	—
Gain on dispositions, net	(4)	(127)	(22)
Mark-to-market adjustments	12	194	61
Natural gas cost under recovery – long-term	207	(207)	—
Other, net	(32)	(30)	(29)
Changes in certain current assets and liabilities —
-Receivables	(345)	(143)	(93)
-Natural gas for sale, net of temporary LIFO liquidation	(77)	8	18
-Prepaid income taxes	19	(82)	19
-Natural gas cost under recovery	158	(266)	—
-Other current assets	(6)	(116)	(10)
-Accounts payable	299	40	103
-Other current liabilities	10	(26)	14
Net cash provided from operating activities	1,519	663	1,207
Investing Activities:
Property additions	(1,533)	(1,421)	(1,471)
Cost of removal, net of salvage	(112)	(106)	(100)
Change in construction payables, net	65	(29)	20
Investments in unconsolidated subsidiaries	(165)	(5)	(79)
Proceeds from dispositions	150	150	211
Other investing activities	15	32	2
Net cash used for investing activities	(1,580)	(1,379)	(1,417)
Financing Activities:
Increase (decrease) in notes payable, net	(341)	585	(326)
Proceeds —
Senior notes	500	450	500
Short-term borrowings	50	300	—
First mortgage bonds	175	200	325
Other long-term debt	22	—	—
Redemptions and repurchases —
Senior notes	—	(300)	—
Medium-term notes	(46)	(30)	—
Short-term borrowings	(150)	—	—
Capital contributions from parent company	406	72	216
Payment of common stock dividends	(519)	(530)	(533)
Other financing activities	(1)	(2)	(2)
Net cash provided from financing activities	96	745	180
Net Change in Cash, Cash Equivalents, and Restricted Cash	35	29	(30)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Year	48	19	49
Cash, Cash Equivalents, and Restricted Cash at End of Year	$83	$48	$19
Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $10, $8, and $7 capitalized, respectively)	$258	$244	$232
Income taxes, net	208	57	25
Noncash transactions — Accrued property additions at year-end	177	113	142
The accompanying notes are an integral part of these consolidated financial statements.

    Table of Contents                                Index to Financial Statements
CONSOLIDATED BALANCE SHEETS
At December 31, 2022 and 2021
Southern Company Gas and Subsidiary Companies

Assets	2022	2021
	(in millions)
Current Assets:
Cash and cash equivalents	$81	$45
Receivables —
Customer accounts	616	462
Unbilled revenues	453	278
Other accounts and notes	76	49
Accumulated provision for uncollectible accounts	(50)	(39)
Natural gas for sale	438	362
Prepaid expenses	93	114
Natural gas cost under recovery	108	266
Other regulatory assets	119	136
Other current assets	104	82
Total current assets	2,038	1,755
Property, Plant, and Equipment:
In service	19,723	18,880
Less: Accumulated depreciation	5,276	5,067
Plant in service, net of depreciation	14,447	13,813
Construction work in progress	909	684
Total property, plant, and equipment	15,356	14,497
Other Property and Investments:
Goodwill	5,015	5,015
Equity investments in unconsolidated subsidiaries	1,276	1,173
Other intangible assets, net of amortization of $156 and $145, respectively	26	37
Miscellaneous property and investments	28	19
Total other property and investments	6,345	6,244
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	57	70
Prepaid pension costs	183	175
Other regulatory assets, deferred	497	689
Other deferred charges and assets	145	130
Total deferred charges and other assets	882	1,064
Total Assets	$24,621	$23,560
The accompanying notes are an integral part of these consolidated financial statements.

    Table of Contents                                Index to Financial Statements
CONSOLIDATED BALANCE SHEETS
At December 31, 2022 and 2021
Southern Company Gas and Subsidiary Companies

Liabilities and Stockholder's Equity	2022	2021
	(in millions)
Current Liabilities:
Securities due within one year	$400	$47
Notes payable	768	1,209
Accounts payable —
Affiliated	104	58
Other	701	361
Customer deposits	125	95
Accrued taxes	77	124
Accrued compensation	105	110
Other regulatory liabilities	36	8
Other current liabilities	254	214
Total current liabilities	2,570	2,226
Long-term Debt	7,042	6,855
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	1,560	1,555
Deferred credits related to income taxes	788	816
Employee benefit obligations	120	176
Operating lease obligations	51	59
Other cost of removal obligations	1,707	1,683
Accrued environmental remediation	207	197
Other deferred credits and liabilities	179	77
Total deferred credits and other liabilities	4,612	4,563
Total Liabilities	14,224	13,644
Common Stockholder’s Equity:
Common stock, par value $0.01 per share (Authorized - 100 million shares; Outstanding - 100 shares)
Paid-in capital	10,445	10,024
Accumulated deficit	(79)	(132)
Accumulated other comprehensive income (loss)	31	24
Total common stockholder's equity (See accompanying statements)	10,397	9,916
Total Liabilities and Stockholder's Equity	$24,621	$23,560
Commitments and Contingent Matters (See notes)
The accompanying notes are an integral part of these consolidated financial statements.

    Table of Contents                                Index to Financial Statements
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
For the Years Ended December 31, 2022, 2021, and 2020
Southern Company Gas and Subsidiary Companies

	Number of Common Shares Issued	Common Stock	Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balance at December 31, 2019	—	$—	$9,697	$(198)	$7	$9,506
Net income	—	—	—	590	—	590
Capital contributions from parent company	—	—	233	—	—	233
Other comprehensive income (loss)	—	—	—	—	(29)	(29)
Cash dividends on common stock	—	—	—	(533)	—	(533)
Balance at December 31, 2020	—	—	9,930	(141)	(22)	9,767
Net income	—	—	—	539	—	539
Capital contributions from parent company	—	—	94	—	—	94
Other comprehensive income	—	—	—	—	46	46
Cash dividends on common stock	—	—	—	(530)	—	(530)
Balance at December 31, 2021	—	—	10,024	(132)	24	9,916
Net income	—	—	—	572	—	572
Capital contributions from parent company	—	—	421	—	—	421
Other comprehensive income	—	—	—	—	7	7
Cash dividends on common stock	—	—	—	(519)	—	(519)
Balance at December 31, 2022	—	$—	$10,445	$(79)	$31	$10,397
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
Recently Adopted Accounting Standards
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (ASU 2020-04) providing temporary guidance to ease the potential burden in accounting for reference rate reform primarily resulting from the discontinuation of LIBOR, which began phasing out on December 31, 2021. The discontinuation date of the overnight 1-, 3-, 6-, and 12-month tenors of LIBOR is June 30, 2023, which is beyond the original effective date of ASU 2020-04; therefore, on December 21, 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 (ASU 2022-06) to defer the sunset date of ASU 2020-04 from December 31, 2022 to December 31, 2024.
The amendments are elective and apply to all entities that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued. The guidance (i) simplifies accounting analyses under current GAAP for contract modifications; (ii) simplifies the assessment of hedge effectiveness and allows hedging relationships affected by reference rate reform to continue; and (iii) allows a one-time election to sell or transfer debt securities classified as held to maturity that reference a rate affected by reference rate reform. An entity may elect to apply the amendments prospectively

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

from March 12, 2020 through December 31, 2024 by accounting topic. The Registrants have elected to apply the amendments to modifications of debt and derivative arrangements that meet the scope of ASU 2020-04 and ASU 2022-06.
The Registrants currently reference LIBOR for certain debt and hedging arrangements. In addition, certain provisions in PPAs at Southern Power include references to LIBOR. Contract language has been, or is expected to be, incorporated into each of these agreements to address the transition to an alternative rate for agreements that will be in place at the transition date. No material impacts are expected from modifications to the arrangements and effective hedging relationships are expected to continue. See Note 14 under "Interest Rate Derivatives" for additional information.
Affiliate Transactions
The traditional electric operating companies, Southern Power, and Southern Company Gas have agreements with SCS under which certain of the following services are rendered to them at direct or allocated cost: general executive and advisory, general and design engineering, operations, purchasing, accounting, finance, treasury, legal, tax, information technology, marketing, auditing, insurance and pension administration, human resources, systems and procedures, digital wireless communications, cellular tower space, and other services with respect to business and operations, construction management, and Southern Company power pool transactions. These costs are primarily included in other operations and maintenance expenses or capitalized to property, plant, and equipment. Costs for these services from SCS in 2022, 2021, and 2020 were as follows:

	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
2022	$549	$762	$115	$86	$262
2021	504	663	120	89	239
2020	478	639	149	87	237
Alabama Power and Georgia Power also have agreements with Southern Nuclear under which Southern Nuclear renders the following nuclear-related services at cost: general executive and advisory services; general operations, management, and technical services; administrative services including procurement, accounting, employee relations, systems, and procedures services; strategic planning and budgeting services; other services with respect to business and operations; and, for Georgia Power, construction management. These costs are primarily included in other operations and maintenance expenses or capitalized to property, plant, and equipment. Costs for these services in 2022, 2021, and 2020 amounted to $267 million, $258 million, and $262 million, respectively, for Alabama Power and $895 million, $906 million, and $883 million, respectively, for Georgia Power. See Note 2 under "Georgia Power – Nuclear Construction" for additional information regarding Southern Nuclear's construction management of Plant Vogtle Units 3 and 4 for Georgia Power.
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
Alabama Power's and Georgia Power's power purchases from affiliates through the Southern Company power pool are included in purchased power, affiliates on their respective statements of income. Mississippi Power's and Southern Power's power purchases from affiliates through the Southern Company power pool are included in purchased power on their respective statements of income and were as follows:

	Mississippi Power	Southern Power
	(in millions)
2022	$4	$29
2021	9	15
2020	4	8
Georgia Power has entered into several PPAs with Southern Power for capacity and energy. Georgia Power's total expenses associated with these PPAs were $151 million, $132 million, and $141 million in 2022, 2021, and 2020, respectively. Southern Power's total revenues from all PPAs with Georgia Power, included in wholesale revenue affiliates on Southern Power's consolidated statements of income, were $154 million, $139 million, and $139 million for 2022, 2021, and 2020, respectively. Included within these revenues were affiliate PPAs accounted for as operating leases, which totaled $116 million, $112 million, and $115 million for 2022, 2021, and 2020, respectively. See Note 9 for additional information.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

SCS (as agent for Alabama Power, Georgia Power, and Southern Power) and Southern Company Gas have long-term interstate natural gas transportation agreements with SNG that are governed by the terms and conditions of SNG's natural gas tariff and are subject to FERC regulation. See Note 7 under "Southern Company Gas – Equity Method Investments" for additional information. Transportation costs under these agreements in 2022, 2021, and 2020 were as follows:

	Alabama Power	Georgia Power	Southern Power	Southern Company Gas
	(in millions)
2022	$18	$99	$37	$27
2021	14	108	31	29
2020	15	108	29	29
SCS, as agent for the traditional electric operating companies and Southern Power, has agreements with certain subsidiaries of Southern Company Gas to purchase natural gas. Natural gas purchases made under these agreements were immaterial for Alabama Power, Georgia Power, and Mississippi Power for all periods presented and immaterial, $18 million, and $26 million for Southern Power in 2022, 2021, and 2020, respectively.
Alabama Power and Mississippi Power jointly own Plant Greene County. The companies have an agreement under which Alabama Power operates Plant Greene County and Mississippi Power reimburses Alabama Power for its proportionate share of non-fuel operations and maintenance expenses, which totaled $6 million, $10 million, and $9 million in 2022, 2021, and 2020, respectively. See Note 5 under "Joint Ownership Agreements" for additional information.
Alabama Power, Georgia Power, and Mississippi Power each have agreements with PowerSecure for equipment purchases and/or services related to utility infrastructure construction, distributed energy, and energy efficiency projects. Costs under these agreements were immaterial for all periods presented.
In 2022, Southern Company Gas entered into a $70 million contract with the U.S. General Services Administration to increase energy efficiency at certain federal buildings across Georgia, with completion expected to occur in 2024. Southern Company Gas engaged PowerSecure to provide the majority of the construction services under the contract. During 2022, Southern Company Gas paid $10 million to PowerSecure related to this agreement.
See Note 7 under "SEGCO" for information regarding Alabama Power's and Georgia Power's equity method investment in SEGCO and related affiliate purchased power costs, as well as Alabama Power's gas pipeline ownership agreement with SEGCO.
Southern Power has several agreements with SCS for transmission services, which are billed to Southern Power based on the Southern Company Open Access Transmission Tariff as filed with the FERC. Transmission services purchased by Southern Power from SCS totaled $39 million, $28 million, and $15 million for 2022, 2021, and 2020, respectively, and were charged to other operations and maintenance expenses in Southern Power's consolidated statements of income.
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
With the exception of Atlanta Gas Light, the natural gas distribution utilities have rate structures that include volumetric rate designs that allow the opportunity to recover certain costs based on gas usage. Revenues from sales and transportation services are recognized in the same period in which the related volumes are delivered to customers. Revenues from residential and certain commercial and industrial customers are recognized on the basis of scheduled meter readings. Additionally, unbilled revenues are recognized for estimated deliveries of gas not yet billed to these customers, from the last bill date to the end of the accounting period. For other commercial and industrial customers, revenues are based on actual deliveries through the end of the period.
The tariffs for the natural gas distribution utilities include provisions which allow for the recognition of certain revenues prior to the time such revenues are billed to customers. These provisions are referred to as alternative revenue programs and provide for the recognition of certain revenues prior to billing, as long as the amounts recognized will be collected from customers within 24 months of recognition. Revenue related to alternative revenue programs was $(5) million, $11 million, and $3 million in 2022, 2021, and 2020, respectively. These programs are as follows:
•Weather normalization adjustments – reduce customer bills when winter weather is colder than normal and increase customer bills when weather is warmer than normal and are included in the tariffs for Virginia Natural Gas and Chattanooga Gas;
•Revenue normalization mechanisms – mitigate the impact of conservation and declining customer usage and are contained in the tariffs for Virginia Natural Gas and Nicor Gas; and
•Revenue true-up adjustment – included within the provisions of the GRAM program in which Atlanta Gas Light participates as a short-term alternative to formal rate case filings, the revenue true-up feature provides for a positive (or negative) adjustment to record revenue in the amount of any variance to budgeted revenues, which are submitted and approved annually as a requirement of GRAM. Such adjustments are reflected in customer billings in a subsequent program year.
Wholesale Gas Services
Prior to the sale of Sequent on July 1, 2021, Southern Company Gas netted revenues from energy and risk management activities with the associated costs. Profits from sales between segments were eliminated and recognized as goods or services sold to end-use customers. Southern Company Gas recorded wholesale gas services' transactions that qualified as derivatives at fair value with changes in fair value recognized in earnings in the period of change and characterized as unrealized gains or losses. Gains and losses on derivatives held for energy trading purposes were presented on a net basis in revenue. See Note 15 under "Southern Company Gas" for additional information on the sale of Sequent.

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
Mississippi Power provides service under long-term contracts with rural electric cooperative associations and a municipality located in southeastern Mississippi under requirements cost-based MRA electric tariffs, which are subject to regulation by the FERC. The contracts with these wholesale customers represented 12.4% of Mississippi Power's total operating revenues in 2022. Historically, these wholesale customers have acted as a group and any changes in contractual relationships for one customer are likely to be followed by the other wholesale customers.
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
Income Taxes
The Registrants use the liability method of accounting for deferred income taxes and provide deferred income taxes for all significant income tax temporary differences. In accordance with regulatory requirements, deferred federal ITCs for the traditional electric operating companies are amortized over the average life of the related property, with such amortization normally applied as a credit to reduce depreciation and amortization in the statements of income. Southern Power's and the natural gas distribution utilities' deferred federal ITCs, as well as certain state ITCs for Nicor Gas, are amortized to income tax expense over the life of the respective asset.
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

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

Federal ITCs and PTCs, as well as state ITCs and other state tax credits available to reduce income taxes payable, were not fully utilized in 2022 and will be carried forward and utilized in future years. In addition, Southern Company is expected to have various state net operating loss (NOL) carryforwards for certain of its subsidiaries, including Mississippi Power and Southern Power, which would result in income tax benefits in the future, if utilized. See Note 10 under "Current and Deferred Income Taxes – Tax Credit Carryforwards" and " – Net Operating Loss Carryforwards" for additional information.
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
Southern Company Gas is taxed on its gas revenues by various governmental authorities, but is allowed to recover these taxes from its customers. Revenue taxes imposed on the natural gas distribution utilities are recorded at the amount charged to customers, which may include a small administrative fee, as operating revenues, and the related taxes imposed on Southern Company Gas are recorded as operating expenses on the statements of income. Revenue taxes included in operating expenses were $158 million, $119 million, and $104 million in 2022, 2021, and 2020, respectively.
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
Total AFUDC and interest capitalized for the Registrants in 2022, 2021, and 2020 was as follows:

	Southern Company	Alabama Power	Georgia Power(*)	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
2022	$327	$90	$213	$—	$—	$24
2021	282	68	190	—	6	18
2020	230	61	138	1	11	18
(*)See Note 2 under "Georgia Power – Nuclear Construction" for information on the inclusion of a portion of construction costs related to Plant Vogtle Units 3 and 4 in Georgia Power's rate base.
The average AFUDC composite rates for 2022, 2021, and 2020 for the traditional electric operating companies and the natural gas distribution utilities were as follows:

	2022	2021	2020
Alabama Power	7.9%	7.9%	8.1%
Georgia Power(*)	7.3%	7.2%	6.9%
Mississippi Power	5.3%	2.5%	5.4%
Southern Company Gas:
Atlanta Gas Light	7.6%	7.7%	7.7%
Chattanooga Gas	7.1%	7.1%	7.1%
Nicor Gas	2.0%	0.1%	0.7%
(*)Excludes AFUDC related to the construction of Plant Vogtle Units 3 and 4. See Note 2 under "Georgia Power – Nuclear Construction" for additional information.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

Impairment of Long-Lived Assets
The Registrants evaluate long-lived assets and finite-lived intangible assets for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The determination of whether an impairment has occurred is based on either a specific regulatory disallowance, a sales transaction price that is less than the asset group's carrying amount, or an estimate of undiscounted future cash flows attributable to the asset group, as compared with the carrying amount of the assets. If an impairment has occurred, the amount of the impairment recognized is determined by either the amount of regulatory disallowance or by estimating the fair value of the assets and recording a loss if the carrying amount is greater than the fair value. For assets identified as held for sale, the carrying amount is compared to the estimated fair value less the cost to sell in order to determine if an impairment loss is required. Until the assets are disposed of, their estimated fair value is re-evaluated when circumstances or events change. See Notes 7 and 9 under "Southern Company Gas" and "Southern Company Leveraged Lease," respectively, and Note 15 under "Southern Company" and "Southern Company Gas" for information regarding impairment charges recorded during the periods presented.
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
For its 2022 and 2020 annual impairment tests, Southern Company Gas management performed the qualitative assessment and determined that it was more likely than not that the fair value of all of its reporting units with goodwill exceeded their carrying amounts, and therefore no quantitative assessment was required. For its 2021 annual impairment test, Southern Company Gas management performed the quantitative assessment and confirmed that the fair values of all of its reporting units with goodwill exceeded their carrying amounts.
For its 2021 and 2020 annual impairment tests, PowerSecure management performed the quantitative assessment, which resulted in the fair value of PowerSecure exceeding its carrying amount. For its 2022 annual impairment test, PowerSecure management performed the quantitative assessment, which resulted in the fair value of PowerSecure being lower than its carrying amount. The fair value was estimated using a discounted cash flow analysis. The decline in fair value primarily resulted from declining macroeconomic conditions, reducing sales growth and estimated cash flows. As a result, a goodwill impairment of $119 million was recorded in the fourth quarter 2022. The worldwide disruptions in supply chain, reduced labor availability and productivity, and reduced economic activity in the United States have had a variety of adverse impacts on Southern Company and its subsidiaries, including PowerSecure. If these factors continue to negatively affect the operating results of PowerSecure, all or a portion of its remaining goodwill of $144 million may become impaired.
At December 31, 2022 and 2021, goodwill was as follows:

	At December 31, 2022	At December 31, 2021
	(in millions)
Southern Company	$5,161	$5,280
Southern Company Gas:
Gas distribution operations	$4,034	$4,034
Gas marketing services	981	981
Southern Company Gas total	$5,015	$5,015

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

At December 31, 2022 and 2021, other intangible assets were as follows:

	At December 31, 2022			At December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Other Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Other Intangible Assets, Net
	(in millions)			(in millions)
Southern Company
Subject to amortization:
Customer relationships	$212	$(162)	$50	$212	$(150)	$62
Trade names	64	(44)	20	64	(38)	26
PPA fair value adjustments	390	(129)	261	390	(109)	281
Other	5	(5)	—	11	(10)	1
Total subject to amortization	$671	$(340)	$331	$677	$(307)	$370
Not subject to amortization:
FCC licenses	75	—	75	75	—	75
Total other intangible assets	$746	$(340)	$406	$752	$(307)	$445

Southern Power(*)
PPA fair value adjustments	$390	$(129)	$261	$390	$(109)	$281

Southern Company Gas(*)
Gas marketing services
Customer relationships	$156	$(139)	$17	$156	$(130)	$26
Trade names	26	(17)	9	26	(15)	11
Total other intangible assets	$182	$(156)	$26	$182	$(145)	$37
(*)All subject to amortization.
Amortization associated with other intangible assets in 2022, 2021, and 2020 was as follows:

	2022	2021	2020
	(in millions)
Southern Company(a)	$39	$44	$49
Southern Power(b)	20	20	20
Southern Company Gas:
Gas marketing services	$11	$15	$17
Wholesale gas services(b)	—	—	2
Southern Company Gas total	$11	$15	$19
(a)Includes $20 million, $20 million, and $22 million in 2022, 2021, and 2020, respectively, recorded as a reduction to operating revenues.
(b)Recorded as a reduction to operating revenues.
At December 31, 2022, the estimated amortization associated with other intangible assets for the next five years is as follows:

	2023	2024	2025	2026	2027
	(in millions)
Southern Company	$36	$35	$31	$26	$23
Southern Power	20	20	20	20	20
Southern Company Gas	9	8	6	3	—

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

Acquisition Accounting
At the time of an acquisition, management will assess whether acquired assets and activities meet the definition of a business. Acquisitions that meet the definition of a business are accounted for under the acquisition method, and operating results from the date of acquisition are included in the acquiring entity's financial statements. The purchase price, including any contingent consideration, is allocated based on the fair value of the identifiable assets acquired and liabilities assumed (including any intangible assets). Assets acquired that do not meet the definition of a business are accounted for as an asset acquisition. The purchase price of each asset acquisition is allocated based on the relative fair value of assets acquired.
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

COMBINED NOTES TO FINANCIAL STATEMENTS

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheets that total to the amount shown in the statements of cash flows for the applicable Registrants:

	Southern Company		Georgia Power	Southern Power		Southern Company Gas
	December 31,
	2022	2021	2022	2022	2021	2022	2021
	(in millions)			(in millions)		(in millions)
Cash and cash equivalents	$1,917	$1,798	$364	$131	$107	$81	$45
Restricted cash(a):
Other current assets	62	2	60	—	—	2	2
Other deferred charges and assets	58	29	56	3	29	—	—
Total cash, cash equivalents, and restricted cash(b)	$2,037	$1,829	$480	$133	$135	$83	$48
(a)For Georgia Power, reflects proceeds from the issuance of solid waste disposal facility revenue bonds. See Note 8 under "Long-term Debt" for additional information. Georgia Power did not have any restricted cash at December 31, 2021. For Southern Power, reflects $3 million and $10 million at December 31, 2022 and 2021, respectively, held to fund estimated construction completion costs at the Deuel Harvest wind facility and $19 million at December 31, 2021 related to tax equity contributions restricted until the Garland battery energy storage facility achieved final contracted capacity. See Note 15 under "Southern Power" for additional information. For Southern Company Gas, reflects collateral for workers' compensation, life insurance, and long-term disability insurance.
(b)Total may not add due to rounding.
Storm Damage and Reliability Reserves
Each traditional electric operating company maintains a reserve to cover or is allowed to defer and recover the cost of damages from major storms to its transmission and distribution lines and, for Mississippi Power, the cost of uninsured damages to its generation facilities and other property. Alabama Power also has authority from the Alabama PSC to accrue certain additional amounts as circumstances warrant. Alabama Power recorded additional accruals of $65 million and $100 million in 2021 and 2020, respectively, which are included in the table below. In accordance with their respective state PSC orders, the traditional electric operating companies accrued the following amounts related to storm damage recovery in 2022, 2021, and 2020:

	Southern Company(*)	Alabama Power	Georgia Power	Mississippi Power(*)
	(in millions)
2022	$239	$19	$213	$7
2021	286	75	213	(2)
2020	326	112	213	1
(*)Mississippi Power's net accrual includes carrying costs, as well as amortization of related excess deferred income tax benefits.
In 2022, costs for weather-related damages charged against storm damage reserves totaled $24 million and $82 million for Alabama Power and Georgia Power, respectively, and were immaterial for Mississippi Power. See Note 2 under "Alabama Power – Rate NDR," "Georgia Power – Storm Damage Recovery," and "Mississippi Power – System Restoration Rider" for additional information regarding each company's storm damage reserve.
During 2022, the Alabama PSC and the Mississippi PSC authorized Alabama Power and Mississippi Power, respectively, to make accruals to a reliability reserve if certain conditions are met. During 2022, Alabama Power and Mississippi Power accrued the following amounts to their reliability reserves:

	Southern Company	Alabama Power	Mississippi Power
	(in millions)
2022	$191	$166	$25
See Note 2 under "Alabama Power – Reliability Reserve Accounting Order" and "Mississippi Power – Reliability Reserve Accounting Order" for additional information.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

Materials and Supplies
Materials and supplies for the traditional electric operating companies generally includes the average cost of transmission, distribution, and generating plant materials. Materials and supplies for Southern Company Gas generally includes propane gas inventory, liquefied natural gas inventory, fleet fuel, and other materials and supplies. Materials and supplies for Southern Power generally includes the average cost of generating plant materials.
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
Nicor Gas' natural gas inventory is carried at cost on a LIFO basis. Inventory decrements occurring during the year that are restored prior to year end are charged to cost of natural gas at the estimated annual replacement cost. Inventory decrements that are not restored prior to year end are charged to cost of natural gas at the actual LIFO cost of the inventory layers liquidated. The cost of natural gas, including inventory costs, is recovered from customers under a purchased gas recovery mechanism adjusted for differences between actual costs and amounts billed; therefore, LIFO liquidations have no impact on Southern Company's or Southern Company Gas' net income. At December 31, 2022, the Nicor Gas LIFO inventory balance was $170 million. Based on the average cost of gas purchased in December 2022, the estimated replacement cost of Nicor Gas' inventory at December 31, 2022 was $613 million.
Southern Company Gas' gas marketing services and all other segments record inventory at LOCOM, with cost determined on a WACOG basis. For these segments, Southern Company Gas evaluates the weighted average cost of its natural gas inventories against market prices to determine whether any declines in market prices below the WACOG are other than temporary. For any declines considered to be other than temporary, Southern Company Gas records LOCOM adjustments to cost of natural gas to reduce the value of its natural gas inventories to market value. LOCOM adjustments were immaterial for all periods presented.
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
Concentration of Credit Risk
Concentration of credit risk occurs at Atlanta Gas Light for amounts billed for services and other costs to its customers, which consist of 14 Marketers in Georgia (including SouthStar). The credit risk exposure to the Marketers varies seasonally, with the lowest exposure in the non-peak summer months and the highest exposure in the peak winter months. Marketers are responsible

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

for the retail sale of natural gas to end-use customers in Georgia. The functions of the retail sale of gas include the purchase and sale of natural gas, customer service, billings, and collections. The provisions of Atlanta Gas Light's tariff allow Atlanta Gas Light to obtain credit security support in an amount equal to a minimum of two times a Marketer's highest month's estimated bill from Atlanta Gas Light.
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
The Registrants offset fair value amounts recognized for multiple derivative instruments executed with the same counterparty under netting arrangements. The Registrants had no outstanding collateral repayment obligations or rights to reclaim collateral arising from derivative instruments recognized at December 31, 2022.
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
Southern Company Gas enters into transactions to secure transportation capacity between delivery points in order to serve its customers and various markets. NYMEX futures and OTC contracts are used to capture the price differential or spread between the locations served by the capacity to substantially protect the natural gas revenues that will ultimately be realized when the physical flow of natural gas between delivery points occurs. These contracts generally meet the definition of derivatives and are carried at fair value on the balance sheets, with changes in fair value included in earnings in the period of change. These contracts are not designated as hedges for accounting purposes.
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

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

AOCI (loss) balances, net of tax effects, for Southern Company, Southern Power, and Southern Company Gas were as follows:

	Qualifying Hedges	Pension and Other Postretirement Benefit Plans	Accumulated Other Comprehensive Income (Loss)(*)
	(in millions)
Southern Company
Balance at December 31, 2021	$(162)	$(76)	$(237)
Current period change	13	58	71
Balance at December 31, 2022	$(149)	$(18)	$(167)

Southern Power
Balance at December 31, 2021	$1	$(29)	$(27)
Current period change	(10)	20	10
Balance at December 31, 2022	$(9)	$(9)	$(18)

Southern Company Gas
Balance at December 31, 2021	$(14)	$38	$24
Current period change	(11)	18	7
Balance at December 31, 2022	$(25)	$56	$31
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

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

2. REGULATORY MATTERS
Regulatory Assets and Liabilities
Details of regulatory assets and (liabilities) reflected in the balance sheets at December 31, 2022 and 2021 are provided in the following tables:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Company Gas
	(in millions)
At December 31, 2022
AROs(a)(u)	$6,096	$1,971	$3,829	$242	$—
Retiree benefit plans(b)(u)	2,517	675	848	113	114
Remaining net book value of retired assets(c)	1,543	562	962	19	—
Under recovered regulatory clause revenues(d)	953	788	—	31	134
Deferred income tax charges(e)	866	250	583	30	—
Environmental remediation(f)(u)	294	—	25	—	269
Loss on reacquired debt(g)	257	38	213	5	1
Vacation pay(h)(u)	212	82	108	10	12
Regulatory clauses(i)	142	142	—	—	—
Software and cloud computing costs(j)	111	46	59	—	6
Nuclear outage(k)	82	52	30	—	—
Long-term debt fair value adjustment(l)	69	—	—	—	69
Fuel-hedging (realized and unrealized) losses(m)	60	15	45	—	—
Storm damage(n)	44	—	—	44	—
Plant Daniel Units 3 and 4(o)	27	—	—	27	—
Kemper County energy facility assets, net(p)	20	—	—	20	—
Other regulatory assets(q)	197	36	27	16	118
Deferred income tax credits(e)	(5,251)	(1,925)	(2,244)	(269)	(788)
Other cost of removal obligations(a)	(1,430)	11	462	(196)	(1,707)
Storm/property damage reserves(r)	(216)	(97)	(83)	(36)	—
Reliability reserves(r)	(191)	(166)	—	(25)	—
Customer refunds(s)	(183)	(62)	(121)	—	—
Fuel-hedging (realized and unrealized) gains(m)	(83)	(38)	(21)	(24)	—
Over recovered regulatory clause revenues(d)	(64)	—	(38)	—	(26)
Other regulatory liabilities(t)	(239)	(40)	(21)	(3)	(93)
Total regulatory assets (liabilities), net	$5,833	$2,340	$4,663	$4	$(1,891)

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Company Gas
	(in millions)
At December 31, 2021
AROs(a)(u)	$5,685	$1,576	$3,866	$236	$—
Retiree benefit plans(b)(u)	2,998	747	962	145	95
Remaining net book value of retired assets(c)	1,050	574	455	21	—
Deferred income tax charges(e)	829	240	555	31	—
Under recovered regulatory clause revenues(d)	806	225	—	49	532
Environmental remediation(f)(u)	302	—	35	—	267
Loss on reacquired debt(g)	281	42	231	6	2
Vacation pay(h)(u)	207	81	102	10	14
Regulatory clauses(i)	142	142	—	—	—
Storm damage(n)	97	—	48	49	—
Long-term debt fair value adjustment(l)	79	—	—	—	79
Nuclear outage(k)	75	41	34	—	—
Software and cloud computing costs(j)	73	35	33	—	5
Kemper County energy facility assets, net(p)	35	—	—	35	—
Plant Daniel Units 3 and 4(o)	28	—	—	28	—
Other regulatory assets(q)	168	38	29	7	94
Deferred income tax credits(e)	(5,636)	(1,968)	(2,537)	(288)	(816)
Other cost of removal obligations(a)	(1,826)	(192)	278	(195)	(1,683)
Customer refunds(s)	(189)	(181)	(8)	—	—
Fuel-hedging (realized and unrealized) gains(m)	(176)	(50)	(72)	(54)	—
Storm/property damage reserves(r)	(133)	(103)	—	(30)	—
Over recovered regulatory clause revenues(d)	(63)	(1)	(59)	—	(3)
Other regulatory liabilities(t)	(121)	(29)	(24)	(4)	(57)
Total regulatory assets (liabilities), net	$4,711	$1,217	$3,928	$46	$(1,471)
Unless otherwise noted, the following recovery and amortization periods for these regulatory assets and (liabilities) have been approved by the respective state PSC or regulatory agency:
(a)AROs and other cost of removal obligations generally are recorded over the related property lives, which may range up to 53 years for Alabama Power, 57 years for Georgia Power, 55 years for Mississippi Power, and 80 years for Southern Company Gas. AROs and cost of removal obligations are settled and trued up following completion of the related activities. Alabama Power is recovering CCR ARO expenditures over a 38-year period ending in 2054 through Rate CNP Compliance. Effective January 1, 2023, Georgia Power is recovering CCR ARO expenditures over four-year periods through its ECCR tariff. Prior to 2023, expenditures were recovered over three-year periods. See "Georgia Power – Rate Plans" herein and Note 6 for additional information.
(b)Recovered and amortized over the average remaining service period, which may range up to 13 years for Alabama Power, Georgia Power, and Mississippi Power and up to 14 years for Southern Company Gas. Southern Company's balances also include amounts at SCS and Southern Nuclear that are allocated to the applicable regulated utilities. See Note 11 for additional information.
(c)Alabama Power: Primarily represents the net book value of Plant Gorgas Units 8, 9, and 10 ($492 million at December 31, 2022) being amortized over remaining periods not exceeding 15 years (through 2037). Balance at December 31, 2022 also includes approximately $42 million related to Plant Barry Unit 4 being amortized over the unit's remaining useful life (through 2034). See "Alabama Power – Environmental Accounting Order" herein for additional information.
Georgia Power: Net book values of Plant Wansley Units 1 and 2 (totaling $562 million at December 31, 2022) are being amortized over a remaining period of eight years (through 2030) and net book values of Plant Hammond Units 1 through 4 and Plant Branch Units 3 and 4 (totaling $396 million at December 31, 2022) are being amortized over remaining periods of between one and 13 years (between 2023 and 2035). Balance at December 31, 2022 also includes unusable materials and supplies inventories, as discussed further under "Georgia Power – Integrated Resource Plans" herein.
Mississippi Power: Represents net book value of certain environmental compliance assets at Plant Watson and Plant Greene County. The retail portion is being amortized over a 10-year period through 2030 and the wholesale portion is being amortized over a 14-year period through 2035. See "Mississippi Power – Environmental Compliance Overview Plan" herein for additional information.
(d)Alabama Power: Balances are recorded monthly and expected to be recovered over periods of up to eight years, with the majority expected to be recovered within two years. See "Alabama Power – Rate CNP PPA," " – Rate CNP Compliance," and " – Rate ECR" herein for additional information.
Georgia Power: Balances are recorded monthly and expected to be recovered or returned within two years. See "Georgia Power – Rate Plans" herein for additional information.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

Mississippi Power: At December 31, 2022, $12 million is being amortized over a three-year period ending in 2023 and the remaining $18 million is expected to be recovered through various rate recovery mechanisms over a period to be determined in future rate filings. See "Mississippi Power – Ad Valorem Tax Adjustment" herein for additional information.
Southern Company Gas: Balances are recorded and recovered or amortized over periods generally not exceeding five years. In addition to natural gas cost recovery mechanisms, the natural gas distribution utilities have various other cost recovery mechanisms for the recovery of costs, including those related to infrastructure replacement programs.
(e)Deferred income tax charges are recovered and deferred income tax credits are amortized over the related property lives, which may range up to 53 years for Alabama Power, 57 years for Georgia Power, 55 years for Mississippi Power, and 80 years for Southern Company Gas. See Note 10 for additional information. As a result of the Tax Reform Legislation, these accounts include certain deferred income tax assets and liabilities not subject to normalization, as described further below:
Alabama Power: Related amounts at December 31, 2022 include excess federal deferred income tax liabilities that are being returned to customers through bill credits of up to approximately $318 million in 2023, as discussed under "Alabama Power – Excess Accumulated Deferred Income Tax Accounting Order" herein. The Alabama PSC will determine the treatment of any remaining excess federal accumulated deferred income taxes at a future date. Remaining amounts are being recovered and amortized ratably over the related property lives.
Georgia Power: Related amounts at December 31, 2022 include $145 million of deferred income tax assets related to CWIP for Plant Vogtle Units 3 and 4, the recovery of which is expected to be determined in a future regulatory proceeding.
Mississippi Power: Related amounts at December 31, 2022 include $33 million of retail deferred income tax liabilities generally being amortized over three years through 2025.
Southern Company Gas: Related amounts at December 31, 2022 include $1 million of deferred income tax liabilities being amortized through 2024. See "Southern Company Gas – Rate Proceedings" herein for additional information.
(f)Effective January 1, 2023, Georgia Power is recovering $5 million annually for environmental remediation under the 2022 ARP. Southern Company Gas' costs are recovered through environmental cost recovery mechanisms when the remediation work is performed. See Note 3 under "Environmental Remediation" for additional information.
(g)Recovered over either the remaining life of the original issue or, if refinanced, over the remaining life of the new issue. At December 31, 2022, the remaining amortization periods do not exceed 25 years for Alabama Power, 30 years for Georgia Power, 19 years for Mississippi Power, and five years for Southern Company Gas.
(h)Recorded as earned by employees and recovered as paid, generally within one year. Includes both vacation and banked holiday pay, if applicable.
(i)Effective January 1, 2023, balance is being amortized through Rate RSE over a five-year period ending in 2027.
(j)Represents certain deferred operations and maintenance costs associated with software and cloud computing projects. For Alabama Power, costs are amortized ratably over the life of the related software, which ranges up to 10 years. See "Alabama Power – Software Accounting Order" herein for additional information. For Georgia Power, costs incurred through 2022 will be amortized over five years starting in 2023 and the recovery period for all future costs will be determined in its next base rate case. For Southern Company Gas, costs began being amortized ratably in July 2022 over the life of the related software, which ranges up to 10 years.
(k)Nuclear outage costs are deferred to a regulatory asset when incurred and amortized over a subsequent period of 18 months for Alabama Power and up to 24 months for Georgia Power. See Note 5 for additional information.
(l)Recovered over the remaining lives of the original debt issuances at acquisition, which range up to 16 years at December 31, 2022.
(m)Fuel-hedging assets and liabilities are recorded over the life of the underlying hedged purchase contracts. Upon final settlement, actual costs incurred are recovered through the applicable traditional electric operating company's fuel cost recovery mechanism. Purchase contracts generally do not exceed three and a half years for Alabama Power, three years for Georgia Power, and four years for Mississippi Power.
(n)Mississippi Power's balance represents deferred storm costs associated with Hurricanes Ida and Zeta being recovered through PEP over an eight-year period through 2029.
(o)Represents the difference between Mississippi Power's revenue requirement for Plant Daniel Units 3 and 4 under purchase accounting and operating lease accounting. At December 31, 2022, consists of the $18 million retail portion being amortized through 2039 over the remaining life of the related property and the $9 million wholesale portion being amortized through 2035.
(p)Includes $26 million of regulatory assets and $6 million of regulatory liabilities at December 31, 2022. The retail portion includes $17 million of regulatory assets and $6 million of regulatory liabilities that are expected to be fully amortized by 2023 and 2025, respectively. The wholesale portion includes $10 million of regulatory assets that are expected to be fully amortized by 2035.
(q)Comprised of numerous immaterial components with remaining amortization periods generally not exceeding 21 years for Alabama Power, 10 years for Georgia Power, 14 years for Mississippi Power, and 20 years for Southern Company Gas at December 31, 2022.
(r)Utilized as related expenses are incurred. See "Alabama Power – Rate NDR" and " – Reliability Reserve Accounting Order," "Georgia Power – Storm Damage Recovery," and "Mississippi Power – System Restoration Rider" and " – Reliability Reserve Accounting Order" herein and Note 1 under "Storm Damage and Reliability Reserves" for additional information.
(s)Primarily includes approximately $62 million and $181 million at December 31, 2022 and 2021, respectively, for Alabama Power and $119 million and $5 million at December 31, 2022 and 2021, respectively, for Georgia Power as a result of each company exceeding its allowed retail return range. Georgia Power's balances also include immaterial amounts related to refunds for transmission service customers. See "Alabama Power – Rate RSE" and "Georgia Power – Rate Plans" herein for additional information.
(t)Comprised of numerous immaterial components with remaining amortization periods generally not exceeding 11 years for Alabama Power, 10 years for Georgia Power, four years for Mississippi Power, and 20 years for Southern Company Gas at December 31, 2022.
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
Certificates of Convenience and Necessity
In 2020, the Alabama PSC issued its order regarding Alabama Power's 2019 petition for a CCN, which authorized Alabama Power to (i) construct an approximately 720-MW combined cycle facility at Alabama Power's Plant Barry (Plant Barry Unit 8) that is expected to be placed in service in November 2023, (ii) complete the acquisition of the Central Alabama Generating Station, which occurred in August 2020, (iii) purchase approximately 240 MWs of combined cycle generation under a long-term PPA, which began in September 2020, and (iv) pursue up to approximately 200 MWs of cost-effective demand-side management and distributed energy resource programs. Alabama Power's petition for a CCN was predicated on the results of Alabama Power's 2019 IRP provided to the Alabama PSC, which identified an approximately 2,400-MW resource need for Alabama Power, driven by the need for additional winter reserve capacity. See Note 15 under "Alabama Power" for additional information on the acquisition of the Central Alabama Generating Station.
The Alabama PSC authorized the recovery of actual costs for the construction of Plant Barry Unit 8 up to 5% above the estimated in-service cost of $652 million. In so doing, it recognized the potential for developments that could cause the project costs to exceed the capped amount, in which case Alabama Power would provide documentation to the Alabama PSC to explain and justify potential recovery of the additional costs. At December 31, 2022, project expenditures associated with Plant Barry Unit 8 totaled approximately $518 million, of which $513 million and $5 million was included in CWIP and property, plant, and equipment in service, respectively. The ultimate outcome of this matter cannot be determined at this time.
Alabama Power expects to recover costs associated with Plant Barry Unit 8 pursuant to its Rate CNP New Plant. The recovery of costs associated with laws, regulations, and other such mandates directed at the utility industry are expected to be recovered through Rate CNP Compliance. Alabama Power expects to recover the capacity-related costs associated with the PPAs through its Rate CNP PPA. In addition, fuel and energy-related costs are expected to be recovered through Rate ECR. Any remaining costs associated with Plant Barry Unit 8 are expected to be recovered through Rate RSE.
Through May 2023, Alabama Power expects to recover substantially all costs associated with the Central Alabama Generating Station through Rate RSE, offset by revenues from a previous power sales agreement. Beginning in July 2022, fuel costs associated with Central Alabama Generating Station are being recovered through Rate ECR.
On July 12, 2022, the Alabama PSC approved a CCN authorizing Alabama Power to complete the acquisition of the Calhoun Generating Station, a 743-MW winter peak, simple-cycle, combustion turbine generation facility in Calhoun County, Alabama. The acquisition was approved by the FERC on March 25, 2022. The transaction closed on September 30, 2022 and, on October 3, 2022, Alabama Power filed Rate CNP New Plant with the Alabama PSC to recover the related costs, as described further under "Rate CNP New Plant" herein. Alabama Power is recovering the remaining costs associated with the Calhoun Generating Station through its existing rate structure, primarily Rate CNP Compliance, Rate ECR, and Rate RSE.
Renewable Generation Certificate
Alabama Power is authorized by the Alabama PSC to procure up to 500 MWs of renewable capacity and energy by September 16, 2027 and to market the related energy and environmental attributes to customers and other third parties. Through December 31, 2022, Alabama Power has procured solar capacity totaling approximately 330 MWs.
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
Alabama Power continues to reduce growth in total debt by increasing equity, with corresponding reductions in debt issuances, thereby de-leveraging its capital structure. Alabama Power's goal is to achieve an equity ratio of approximately 55% by the end of 2025. At December 31, 2022 and 2021, Alabama Power's equity ratio was approximately 52.2% and 51.6%, respectively.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

Generally, during a year without a Rate RSE upward adjustment, if Alabama Power's actual WCER is between 6.15% and 7.65%, customers will receive 25% of the amount between 6.15% and 6.65%, 40% of the amount between 6.65% and 7.15%, and 75% of the amount between 7.15% and 7.65%. Customers will receive all amounts in excess of an actual WCER of 7.65%. During a year with a Rate RSE upward adjustment, if Alabama Power's actual WCER exceeds 6.15%, customers receive 50% of the amount between 6.15% and 6.90% and all amounts in excess of an actual WCER of 6.90%. Alabama Power's ability to retain a portion of the revenue that causes the actual WCER for a given year to exceed the allowed range positions Alabama Power to address the growing pressure on its credit quality, without increasing retail rates under Rate RSE in the near term. There is no provision for additional customer billings should the actual retail return fall below the WCER range.
Retail rates under Rate RSE did not change for 2020 or 2022 and increased by 4.09%, or approximately $228 million annually, effective with the billing month of January 2021.
At December 31, 2020, 2021, and 2022 Alabama Power's WCER exceeded 6.15%, resulting in Alabama Power establishing a current regulatory liability of $50 million, $181 million, and $62 million, respectively, for Rate RSE refunds. The 2020 refund was issued to customers through bill credits in April 2021. In accordance with an Alabama PSC order issued on February 1, 2022, Alabama Power applied $126 million of the 2021 refund to reduce the Rate ECR under recovered balance and the remaining $55 million was refunded to customers through bill credits in July 2022. See "Rate ECR" herein for additional information. On February 7, 2023, the Alabama PSC directed Alabama Power to issue the 2022 refund to customers through bill credits in August 2023.
On December 1, 2022, Alabama Power made its required annual Rate RSE submission to the Alabama PSC of projected data for calendar year 2023. Projected earnings were within the specified range; therefore, retail rates under Rate RSE remain unchanged for 2023.
Excess Accumulated Deferred Income Tax Accounting Order
On December 6, 2022, the Alabama PSC directed Alabama Power to accelerate the amortization of a regulatory liability associated with excess federal accumulated deferred income taxes, which is being returned to customers through bill credits of up to approximately $318 million in 2023 to offset the impact of the rate increase discussed under "Rate CNP Depreciation" herein. The Alabama PSC will determine the treatment of any remaining excess federal accumulated deferred income taxes at a future date. The ultimate outcome of this matter cannot be determined at this time.
Rate CNP New Plant
Rate CNP New Plant allows for recovery of Alabama Power's retail costs associated with newly developed or acquired certificated generating facilities placed into retail service. No adjustments to Rate CNP New Plant occurred during the period January 2020 through October 2022. On October 3, 2022, Alabama Power filed Rate CNP New Plant with the Alabama PSC to recover costs related to the acquisition of the Calhoun Generating Station. The filing reflected an increase in annual revenues of $34 million, or 0.6%, effective with November 2022 billings. See "Certificates of Convenience and Necessity" herein for additional information.
Rate CNP PPA
Rate CNP PPA allows for the recovery of Alabama Power's retail costs associated with certificated PPAs. Revenues for Rate CNP PPA, as recorded on the financial statements, are adjusted for differences in actual recoverable costs and amounts billed in current regulated rates. Accordingly, changes in the billing factor will have no significant effect on Southern Company's or Alabama Power's revenues or net income but will affect annual cash flow. No adjustments to Rate CNP PPA occurred during the period 2020 through 2022 and no adjustment is expected for 2023. At December 31, 2022, Alabama Power had an under recovered Rate CNP PPA balance of $120 million, of which $18 million is included in other regulatory assets, current and $102 million is included in other regulatory assets, deferred on the balance sheet. At December 31, 2021, Alabama Power had an under recovered Rate CNP PPA balance of $84 million included in other regulatory assets, deferred on the balance sheet.
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
In November 2020, November 2021, and December 2022, Alabama Power submitted calculations associated with its cost of complying with governmental mandates for the following calendar year, as provided under Rate CNP Compliance. Both the 2020 and 2021 filings reflected a projected under recovered retail revenue requirement of approximately $59 million. In December 2020 and 2021, the Alabama PSC issued consent orders that Alabama Power leave the 2020 Rate CNP Compliance factors in effect for 2021 and 2022, respectively, with any prior year under collected amount deemed recovered before any current year amounts are recovered, and any remaining under recovery reflected in the 2022 filing. The 2022 filing reflected a $255 million, or 3.7%, annual increase effective with January 2023 billings, primarily due to updated depreciation rates.
At December 31, 2022 and 2021, Alabama Power had an under recovered Rate CNP Compliance balance of $47 million and $16 million, respectively, included in other regulatory assets, current and other regulatory assets, deferred, respectively, on the balance sheet.
Rate CNP Depreciation
On December 6, 2022, the Alabama PSC approved Rate CNP Depreciation, which allows Alabama Power to recover changes in depreciation resulting from updates to certain depreciation rates, excluding any depreciation recovered through Rate CNP New Plant, Rate CNP Compliance, or costs associated with the capitalization of asset retirement costs. Rate CNP Depreciation will result in an annual revenue increase of approximately $318 million, or 4.6%, effective with January 2023 billings. See "Excess Accumulated Deferred Income Tax Accounting Order" herein for information related to 2023 customer bill credits approved by the Alabama PSC.
Rate ECR
Rate ECR recovers Alabama Power's retail energy costs based on an estimate of future energy costs and the current over or under recovered balance. Revenues recognized under Rate ECR and recorded on the financial statements are adjusted for the difference in actual recoverable fuel costs and amounts billed in current regulated rates. The difference in the recoverable fuel costs and amounts billed gives rise to the over or under recovered amounts recorded as regulatory assets or liabilities. Alabama Power, along with the Alabama PSC, continually monitors the over or under recovered cost balance to determine whether an adjustment to billing rates is required. Changes in the Rate ECR factor have no significant effect on Southern Company's or Alabama Power's net income but will impact the related operating cash flows. The Alabama PSC may approve billing rates under Rate ECR of up to 5.910 cents per KWH.
In 2020, Alabama Power reduced its over-collected fuel balance by $94 million in accordance with an Alabama PSC order and returned that amount to customers in the form of bill credits.
Also in 2020, the Alabama PSC approved a decrease to Rate ECR from 2.160 cents per KWH to 1.960 cents per KWH, equal to 1.84%, or approximately $103 million annually, that became effective with January 2021 billings and remained in effect through July 2022 billings.
The Alabama PSC approved adjustments to Rate ECR from 1.960 cents per KWH to 2.557 cents per KWH, or approximately $310 million annually, effective with August 2022 billings and from 2.557 cents per KWH to 3.510 cents per KWH, or approximately $500 million annually, effective with December 2022 billings. The rate will adjust to 5.910 cents per KWH in January 2025 absent a further order from the Alabama PSC.
In accordance with an Alabama PSC order issued on February 1, 2022, Alabama Power applied $126 million of its 2021 Rate RSE refund to reduce the Rate ECR under recovered balance. See "Rate RSE" herein for additional information. At December 31, 2022, Alabama Power's under recovered fuel costs totaled $622 million, of which $102 million is included in other regulatory assets, current and $520 million is included in other regulatory assets, deferred on the balance sheet. At December 31, 2021, Alabama Power's under recovered fuel costs totaled $126 million and is included in other regulatory assets, deferred on the balance sheet. These classifications are based on estimates, which include such factors as weather, generation availability, energy demand, and the price of energy. A change in any of these factors could have a significant impact on the timing of any recovery or return of fuel costs.
Software Accounting Order
The Alabama PSC authorizes Alabama Power to establish a regulatory asset for operations and maintenance costs associated with software implementation projects. The regulatory asset is amortized ratably over the life of the related software. At December 31, 2022 and 2021, the regulatory asset balance totaled $46 million and $35 million, respectively, and is included in other regulatory assets, deferred on the balance sheet.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

Plant Greene County
Alabama Power jointly owns Plant Greene County with an affiliate, Mississippi Power. See Note 5 under "Joint Ownership Agreements" for additional information. In September 2021, the Mississippi PSC issued an order confirming the conclusion of its review of Mississippi Power's 2021 IRP with no deficiencies identified. Mississippi Power's 2021 IRP included a schedule to retire Mississippi Power's 40% ownership interest in Plant Greene County Units 1 and 2 in December 2025 and 2026, respectively, consistent with each unit's remaining useful life. The Plant Greene County unit retirements identified by Mississippi Power require the completion of transmission and system reliability improvements, as well as agreement by Alabama Power. Alabama Power will continue to monitor the status of the transmission and system reliability improvements. Currently, Alabama Power plans to retire Plant Greene County Units 1 and 2 at the dates indicated. The ultimate outcome of this matter cannot be determined at this time.
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
The second component of the Rate NDR charge is intended to allow recovery of any existing deferred storm-related operations and maintenance costs and any future reserve deficits over a 48-month period (24-month period prior to modifications approved by the Alabama PSC on July 12, 2022). The Alabama PSC order gives Alabama Power authority to record a deficit balance in the NDR when costs of storm damage exceed any established reserve balance. The maximum total Rate NDR charge was limited to $10.00 per month per non-residential customer account and $5.00 per month per residential customer account through July 12, 2022. Subsequently, modifications approved by the Alabama PSC replaced the maximum total Rate NDR charge with a maximum charge to recover a deficit of $5 per month per non-residential customer account and $2.50 per month per residential customer account. Alabama Power has the authority, based on an order from the Alabama PSC, to accrue certain additional amounts as circumstances warrant, which can be used to offset storm charges. Alabama Power made additional accruals of $65 million and $100 million in 2021 and 2020, respectively.
Alabama Power collected approximately $14 million, $6 million, and $5 million in 2022, 2021, and 2020, respectively, under Rate NDR. Beginning with August 2022 billings, the reserve establishment charge was suspended and the reserve maintenance charge was activated as a result of the NDR balance exceeding $75 million. Alabama Power expects to collect approximately $12 million annually under Rate NDR unless the NDR balance falls below $50 million. At December 31, 2022 and 2021, the NDR balance was $97 million and $103 million, respectively, and is included in other regulatory liabilities, deferred on the balance sheets.
As revenue from the Rate NDR charge is recognized, an equal amount of operations and maintenance expenses related to the NDR will also be recognized. As a result, the Rate NDR charge will not have an effect on net income but will impact operating cash flows.
Reliability Reserve Accounting Order
On July 12, 2022, the Alabama PSC approved an accounting order authorizing Alabama Power to create a reliability reserve separate from the NDR and transition the previous Rate NDR authority related to reliability expenditures to the reliability reserve. Alabama Power may make accruals to the reliability reserve if the NDR balance exceeds $35 million. At December 31, 2022, Alabama Power accrued $166 million to the reserve, which is included in other regulatory liabilities, deferred on the balance sheet.
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
With the completion of the Calhoun Generating Station acquisition, Alabama Power expects to retire Plant Barry Unit 5 in late 2023 or early 2024, subject to certain operating conditions. In September 2022, Alabama Power reclassified approximately $600 million for Plant Barry Unit 5 from plant in service, net of depreciation to other utility plant, net and will continue to

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

depreciate the asset according to the original depreciation rates. At retirement, Alabama Power will reclassify the remaining net investment costs of the unit to a regulatory asset to be recovered over the unit's remaining useful life, as established prior to the decision to retire, through Rate CNP Compliance. See "Certificates of Convenience and Necessity" herein for additional information.
On December 5, 2022, in conjunction with Alabama Power's compliance plan for the EPA's final steam electric ELG reconsideration rule, Plant Barry Unit 4 ceased using coal and began operating solely on natural gas. As a result, approximately $42 million of plant in service, net of depreciation was reclassified to a regulatory asset to be recovered through Rate CNP Compliance through 2034, the unit's remaining useful life.
Georgia Power
Georgia Power's revenues from regulated retail operations are collected through various rate mechanisms subject to the oversight of the Georgia PSC. Georgia Power recovers its costs from the regulated retail business through traditional base tariffs, Demand-Side Management (DSM) tariffs, the ECCR tariff, and Municipal Franchise Fee (MFF) tariffs. These tariffs were set under the 2019 ARP for the years 2020 through 2022 and under the 2022 ARP for the years 2023 through 2025 as described herein. In addition, financing costs on certified construction costs of Plant Vogtle Units 3 and 4 are being collected through the NCCR tariff and fuel costs are collected through a fuel cost recovery tariff, both under separate regulatory proceedings.
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
Rate Plans
2022 ARP
On December 20, 2022, the Georgia PSC voted to approve the 2022 ARP, under which Georgia Power increased its rates on January 1, 2023 and will increase rates annually for 2024 and 2025 as detailed below, with the incremental revenue requirements related to DSM tariffs and CCR AROs subject to updates through annual compliance filings to be made at least 90 days prior to the effective date. Georgia Power will recover estimated adjustments through its existing tariffs as follows:

Tariff	2023	2024	2025
	(in millions)
Traditional base	$194	$275	$315
ECCR	(21)	66	81
DSM	37	27	(2)
MFF	6	9	9
Total	$216	$377	$403
In the 2022 ARP, the Georgia PSC approved recovery through the ECCR tariff of estimated CCR ARO compliance costs for 2023, 2024, and 2025 over four-year periods beginning January 1 of each respective year, with recovery of construction contingency beginning in the year following actual expenditures, resulting in an estimated $20 million reduction in the related amortization expense for 2023. The estimated compliance costs expected to be incurred in 2023, 2024, and 2025 are $320 million, $410 million, and $510 million, respectively. The CCR ARO costs are expected to be revised for actual expenditures and updated estimates through future annual compliance filings. See "Integrated Resource Plans" herein for additional information.
Further, under the 2022 ARP, Georgia Power's retail ROE is set at 10.50% and its equity ratio is set at 56%. Earnings will be evaluated against a retail ROE range of 9.50% to 11.90%. Any retail earnings above 11.90% will be shared, with 40% being applied to reduce regulatory assets, 40% directly refunded to customers, and the remaining 20% retained by Georgia Power. There will be no recovery of any earnings shortfall below 9.50% on an actual basis. However, if at any time during the term of the 2022 ARP, Georgia Power projects that its retail earnings will be below 9.50% for any calendar year, it may petition the Georgia PSC for implementation of the Interim Cost Recovery (ICR) tariff to adjust Georgia Power's retail rates to achieve a 9.50% ROE. The Georgia PSC would have 90 days to rule on Georgia Power's request. The ICR tariff would expire at the earlier of January 1, 2026 or the end of the calendar year in which the ICR tariff becomes effective. In lieu of requesting implementation of an ICR tariff, or if the Georgia PSC chooses not to implement the ICR tariff, Georgia Power may file a full rate case.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

Except as provided above, Georgia Power will not file for a general base rate increase while the 2022 ARP is in effect. Georgia Power is required to file a general base rate case by July 1, 2025, in response to which the Georgia PSC would be expected to determine whether the 2022 ARP should be continued, modified, or discontinued.
2019 ARP
The Georgia PSC approved the following tariff adjustments under the 2019 ARP effective January 1, 2021 and 2022, respectively:

Tariff	2021	2022
	(in millions)
Traditional base	$120	$192
ECCR	2	(12)
DSM	(15)	(25)
MFF	4	2
Total	$111	$157
In the 2019 ARP, the Georgia PSC approved recovery through the ECCR tariff of the estimated under recovered balance of CCR ARO compliance costs. Under the 2019 ARP, the under recovered balance at December 31, 2019 and compliance costs for 2020 were recovered over the three-year period ended December 31, 2022. Recovery of estimated compliance costs for 2021 and 2022 are being recovered over four-year periods beginning January 1 of each respective year, as authorized under the 2019 ARP and modified under the 2022 ARP, with recovery of construction contingency beginning in the year following actual expenditure. The CCR ARO costs recovered through the ECCR tariff are revised for actual expenditures and updated estimates through annual compliance filings, which resulted in an approximate $90 million decrease and $10 million increase effective January 1, 2021 and 2022, respectively, in the related cost recovery. See "Integrated Resource Plans" herein for additional information.
Georgia Power's retail ROE under the 2019 ARP was set at 10.50% and earnings were evaluated against a retail ROE range of 9.50% to 12.00%. Any retail earnings above 12.00% were shared, with 40% applied to reduce regulatory assets, 40% directly refunded to customers, and the remaining 20% retained by Georgia Power. In 2020, Georgia Power's retail ROE was within the allowed retail ROE range. In 2021, Georgia Power's retail ROE exceeded 12.00%, and Georgia Power reduced regulatory assets by approximately $5 million and accrued approximately $5 million which was refunded to customers in 2022. In 2022, Georgia Power's retail ROE exceeded 12.00%, and Georgia Power reduced regulatory assets by approximately $119 million and accrued approximately $119 million, which is expected to be refunded to customers through bill credits later in the first quarter 2023, prior to review and approval by the Georgia PSC, in accordance with the 2022 ARP.
Plant Vogtle Unit 3 and Common Facilities Rate Proceeding
In accordance with a Georgia PSC order approved in November 2021, Georgia Power will include in rate base an allocation of $2.1 billion to Unit 3 and Common Facilities from the $3.6 billion of Plant Vogtle Units 3 and 4 previously deemed prudent by the Georgia PSC and will recover the related depreciation expense through retail base rates effective the month after Unit 3 is placed in service. Financing costs on the remaining portion of the total Unit 3 and the Common Facilities construction costs will continue to be recovered through the NCCR tariff or deferred. Georgia Power will defer as a regulatory asset the remaining depreciation expense (approximately $40 million annually) until Unit 4 costs are placed in retail base rates. In addition, the stipulated agreement clarified that following the prudency review, the remaining amount to be placed in retail base rates will be net of the proceeds from the Guarantee Settlement Agreement and will not be used to offset imprudent costs, if any.
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
See "Nuclear Construction" herein for additional information on Plant Vogtle Units 3 and 4.
Integrated Resource Plans
In 2021, as authorized in its 2019 IRP, Georgia Power requested and received certification from the Georgia PSC for 970 MWs of utility-scale PPAs for solar generation resources. In response to supply chain challenges in the solar industry, the Georgia PSC approved a request by Georgia Power to extend the required commercial operation dates for the PPAs from 2023 to 2024.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

On July 21, 2022, the Georgia PSC approved Georgia Power's triennial IRP (2022 IRP), as modified by a stipulated agreement among Georgia Power, the staff of the Georgia PSC, and certain intervenors and as further modified by the Georgia PSC. In the 2022 IRP decision, the Georgia PSC approved the following:
•Decertification and retirement of Plant Wansley Units 1 and 2 (926 MWs based on 53.5% ownership), which occurred on August 31, 2022, and reclassification to regulatory asset accounts of the remaining net book values and any remaining unusable materials and supplies inventories upon retirement. The regulatory asset accounts for the remaining net book values of the units ($292 million and $270 million for Unit 1 and Unit 2, respectively, at December 31, 2022) were amortized at a rate equal to the unit depreciation rates authorized in the 2019 ARP through December 31, 2022. Under the 2022 ARP, the Georgia PSC approved recovery of the remaining regulatory asset balances for the net book values of the units through 2030 and deferred a decision on the timing of recovery of the regulatory asset account for the unusable materials and supplies inventories ($13 million at December 31, 2022) to a future base rate case.
•Decertification and retirement of Plant Scherer Unit 3 (614 MWs based on 75% ownership) by December 31, 2028 and reclassification to regulatory asset accounts of the remaining net book value (approximately $601 million at December 31, 2022). Under the 2022 ARP, $43 million annually of the related depreciation is being deferred to a regulatory asset, which will be amortized over six years beginning in 2029. Any remaining unusable materials and supplies inventory will be reclassified to regulatory asset accounts upon retirement, with the timing of recovery to be determined in a future base rate case.
•Decertification and retirement of Plant Gaston Units 1 through 4 (500 MWs based on 50% ownership through SEGCO) by December 31, 2028. See Note 7 under "SEGCO" for additional information.
•Georgia Power's environmental compliance strategy, including approval of Georgia Power's plans to address CCR at its ash ponds and landfills. Recovery of the related costs incurred beyond 2025 is expected to be determined in future base rate cases. The Georgia PSC's approval of the 2022 IRP included a change in the method of closure for one ash pond. See "Rate Plans" herein and Note 6 for additional information.
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
•Certification of six PPAs (including five affiliate PPAs with Southern Power that are subject to approval by the FERC) with capacities of 1,567 MWs beginning in 2024, 380 MWs beginning in 2025, and 228 MWs beginning in 2028, procured through RFPs authorized in the 2019 IRP. See Note 9 for additional information.
The Georgia PSC deferred a decision on the requested decertification and retirement of Plant Bowen Units 1 and 2 (1,400 MWs) to the 2025 IRP. Under the 2022 ARP, $40 million annually of the related depreciation is being deferred to a regulatory asset, which will be amortized over four years beginning in 2031. The Georgia PSC rejected Georgia Power's request to certify approximately 88 MWs of wholesale capacity to be placed in retail rate base between January 1, 2024 and January 1, 2025. Georgia Power may offer such capacity in the wholesale market or to the retail jurisdiction in a future regulatory proceeding.
On August 26, 2022, Restore Chattooga Gorge Coalition (RCG) filed a petition in the Superior Court of Fulton County, Georgia against Georgia Power and the Georgia PSC. The petition challenges Georgia Power's plan to expend $115 million to modernize Plant Tugalo, as approved in the 2019 IRP, and seeks judicial review of the Georgia PSC's order in the 2022 IRP proceeding with respect to the denial of RCG's challenge to the modernization plan. On November 7, 2022, Georgia Power and the Georgia PSC both filed motions to dismiss the RCG petition.
The ultimate outcome of these matters cannot be determined at this time.
Deferral of Incremental COVID-19 Costs
During 2020, in response to the COVID-19 pandemic, the Georgia PSC approved orders directing Georgia Power to defer as a regulatory asset the incremental bad debt resulting from the approved suspension of customer disconnections during certain periods in 2020. The Georgia PSC approved orders establishing a methodology for identifying incremental bad debt and allowing the deferral of other incremental costs associated with the COVID-19 pandemic. At December 31, 2022 and 2021, the incremental

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

costs deferred totaled approximately $25 million and $21 million, respectively. In the 2022 ARP, the Georgia PSC approved a three-year recovery period ending December 31, 2025.
Fuel Cost Recovery
Georgia Power has established fuel cost recovery rates approved by the Georgia PSC. In 2020, the Georgia PSC approved a stipulation agreement among Georgia Power, the staff of the Georgia PSC, and certain intervenors to lower total fuel billings by approximately $740 million over a two-year period effective June 1, 2020. In addition, Georgia Power further lowered fuel billings by approximately $44 million under an interim fuel rider effective June 1, 2020 through September 30, 2020. During the second half of 2021, the price of natural gas rose significantly and resulted in an under recovered fuel balance exceeding $200 million. Therefore, in November 2021, the Georgia PSC voted to approve Georgia Power's interim fuel rider, which increased fuel rates by 15%, or approximately $252 million annually, effective January 1, 2022. During 2022, Georgia Power's under recovered fuel balance continued to increase significantly due to higher fuel and purchased power costs. Georgia Power is scheduled to file its next fuel case no later than February 28, 2023.
Georgia Power's under recovered fuel balance totaled $2.1 billion and $0.4 billion at December 31, 2022 and 2021, respectively, and is included in deferred under recovered fuel clause revenues on Southern Company's and Georgia Power's balance sheets.
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
Storm Damage Recovery
Georgia Power defers and recovers certain costs related to damages from major storms as mandated by the Georgia PSC. During 2020 through 2022, Georgia Power recovered $213 million annually under the 2019 ARP. Effective January 1, 2023, Georgia Power is recovering $31 million annually under the 2022 ARP. At December 31, 2022, Georgia Power's storm damage reserve balance was $83 million and is included in other regulatory liabilities, deferred on Southern Company's balance sheets and other deferred credits and liabilities on Georgia Power's balance sheets. At December 31, 2021, Georgia Power's regulatory asset balance related to storm damage was $48 million and is included in other regulatory assets, current on Southern Company's and Georgia Power's balance sheets. The rate of storm damage cost recovery is expected to be adjusted in future regulatory proceedings as necessary. As a result of this regulatory treatment, costs related to storms are not expected to have a material impact on Southern Company's or Georgia Power's financial statements. See Note 1 under "Storm Damage and Reliability Reserves" for additional information.
Nuclear Construction
In 2009, the Georgia PSC certified construction of Plant Vogtle Units 3 and 4, in which Georgia Power currently holds a 45.7% ownership interest. In 2012, the NRC issued the related combined construction and operating licenses, which allowed full construction of the two AP1000 nuclear units (with electric generating capacity of approximately 1,100 MWs each) and related facilities to begin. Until March 2017, construction on Plant Vogtle Units 3 and 4 continued under the Vogtle 3 and 4 Agreement, which was a substantially fixed price agreement.
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
Cost and Schedule
Georgia Power's approximate proportionate share of the remaining estimated capital cost to complete Plant Vogtle Units 3 and 4, including contingency, through the end of the second quarter 2023 and the first quarter 2024, respectively, is as follows:

(in millions)
Base project capital cost forecast(a)(b)	$10,533
Construction contingency estimate	60
Total project capital cost forecast(a)(b)	10,593
Net investment at December 31, 2022(b)	(9,521)
Remaining estimate to complete	$1,072
(a)Includes approximately $610 million of costs that are not shared with the other Vogtle Owners, including $33 million of construction monitoring costs approved for recovery by the Georgia PSC in its nineteenth VCM order, and approximately $407 million of incremental costs under the cost-sharing and tender provisions of the joint ownership agreements described below. Excludes financing costs expected to be capitalized through AFUDC of approximately $421 million, of which $304 million had been accrued through December 31, 2022.
(b)Net of $1.7 billion received from Toshiba under the Guarantee Settlement Agreement and approximately $188 million in related customer refunds.
Georgia Power estimates that its financing costs for construction of Plant Vogtle Units 3 and 4 will total approximately $3.5 billion, of which $3.2 billion had been incurred through December 31, 2022.
As part of its ongoing processes, Southern Nuclear continues to evaluate cost and schedule forecasts on a regular basis to incorporate current information available, particularly in the areas of start-up testing and related test results, engineering support, commodity installation, system turnovers, and workforce statistics. Southern Nuclear establishes aggressive target values for monthly construction production and system turnover activities, which are reflected in the site work plans.
Since March 2020, the number of active COVID-19 cases at the site has fluctuated consistent with the surrounding area and impacted productivity levels and pace of activity completion, with the site experiencing peaks in the number of active cases in January 2021, August 2021, and January 2022. Georgia Power estimates the productivity impacts of the COVID-19 pandemic have consumed approximately three to four months of schedule margin previously embedded in the site work plans. As of December 31, 2022, Georgia Power's proportionate share of the estimated incremental cost associated with COVID-19 mitigation actions and impacts on construction productivity is estimated to be between $160 million and $200 million and is included in the total project capital cost forecast. Future COVID-19 variants could further disrupt or delay construction and testing activities.
On July 29, 2022, Southern Nuclear announced that all Unit 3 ITAACs had been submitted to the NRC. On August 3, 2022, the NRC published its 103(g) finding that the acceptance criteria in the combined license for Unit 3 had been met, which allowed nuclear fuel to be loaded and start-up testing to begin. Fuel load for Unit 3 was completed on October 17, 2022. In early 2023, during the start-up and pre-operational testing for Unit 3, Southern Nuclear identified and is remediating certain equipment and component issues. As a result, Unit 3 is projected to be placed in service during May or June 2023. After considering the timeframe and duration of hot functional and other testing and recent experience with Unit 3 start-up and pre-operational testing, Unit 4 is now projected to be placed in service during late fourth quarter 2023 or the first quarter 2024.
During 2022, established construction contingency and additional costs totaling $307 million were assigned to the base capital cost forecast for costs primarily associated with schedule extensions, construction productivity, the pace of system turnovers, additional craft and support resources, procurement for Units 3 and 4, and the equipment and component issues identified during Unit 3 start-up and pre-operational testing. During 2022, Georgia Power also increased its total project capital cost forecast by $125 million to replenish construction contingency and $9 million for construction monitoring costs, which were approved for recovery by the Georgia PSC in its nineteenth VCM order.
After considering the significant level of uncertainty that exists regarding the future recoverability of these costs since the ultimate outcome of these matters is subject to the outcome of future assessments by management, as well as Georgia PSC decisions in future regulatory proceedings, Georgia Power recorded pre-tax charges to income in the second quarter 2022, the third quarter 2022, and the fourth quarter 2022 of $36 million ($27 million after tax), $32 million ($24 million after tax), and $148 million ($110 million after tax), respectively, for the increases in the total project capital cost forecast. Georgia Power may request the Georgia PSC to evaluate those expenditures for rate recovery during the prudence review following the Unit 4 fuel load pursuant to the twenty-fourth VCM stipulation described below.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

The projected schedule for Unit 3 primarily depends on the progression of final component and pre-operational testing and start-up, which may be impacted by further equipment, component, and/or other operational challenges. The projected schedule for Unit 4 primarily depends on potential impacts arising from Unit 4 testing activities overlapping with Unit 3 start-up and commissioning; maintaining overall construction productivity and production levels, particularly in subcontractor scopes of work; and maintaining appropriate levels of craft laborers. As Unit 4 completes construction and transitions further into testing, ongoing and potential future challenges include the timeframe and duration of hot functional and other testing; the pace and quality of remaining commodities installation; completion of documentation to support ITAAC submittals; the pace of remaining work package closures and system turnovers; and the availability of craft, supervisory, and technical support resources. Ongoing or future challenges for both units also include management of contractors and vendors; subcontractor performance; and/or related cost escalation. New challenges also may continue to arise, as Unit 3 completes start-up and commissioning and Unit 4 moves further into testing and start-up, which may result in required engineering changes or remediation related to plant systems, structures, or components (some of which are based on new technology that only within the last few years began initial operation in the global nuclear industry at this scale). These challenges may result in further schedule delays and/or cost increases.
There have been technical and procedural challenges to the construction and licensing of Plant Vogtle Units 3 and 4 at the federal and state level and additional challenges may arise. Processes are in place that are designed to ensure compliance with the requirements specified in the Westinghouse Design Control Document and the combined construction and operating licenses, including inspections by Southern Nuclear and the NRC that occur throughout construction. With the receipt of the NRC's 103(g) finding, Unit 3 is now subject to the NRC's operating reactor oversight process and must meet applicable technical and operational requirements contained in its operating license. Various design and other licensing-based compliance matters, including the timely submittal by Southern Nuclear of the ITAAC documentation and the related reviews and approvals by the NRC necessary to support NRC authorization to load fuel for Unit 4, may arise, which may result in additional license amendment requests or require other resolution. If any license amendment requests or other licensing-based compliance issues, including inspections and ITAACs for Unit 4, are not resolved in a timely manner, there may be delays in the project schedule that could result in increased costs.
The ultimate outcome of these matters cannot be determined at this time. However, any extension of the in-service date beyond the second quarter 2023 for Unit 3 or the first quarter 2024 for Unit 4, including the joint owner cost sharing and tender impacts described below, is estimated to result in additional base capital costs for Georgia Power of up to $15 million per month for Unit 3 and $35 million per month for Unit 4, as well as the related AFUDC and any additional related construction, support resources, or testing costs. While Georgia Power is not precluded from seeking retail recovery of any future capital cost forecast increase other than the amounts related to the cost-sharing and tender provisions of the joint ownership agreements described below, management will ultimately determine whether or not to seek recovery. Any further changes to the capital cost forecast that are not expected to be recoverable through regulated rates will be required to be charged to income and such charges could be material.
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

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

Pursuant to the Global Amendments: (i) each Vogtle Owner must pay its proportionate share of qualifying construction costs for Plant Vogtle Units 3 and 4 based on its ownership percentage up to the estimated cost at completion (EAC) for Plant Vogtle Units 3 and 4, of which Georgia Power's share is $8.4 billion (VCM 19 Forecast Amount), plus $800 million; (ii) Georgia Power will be responsible for 55.7% of actual qualifying construction costs between $800 million and $1.6 billion over the VCM 19 Forecast Amount (resulting in $80 million of potential additional costs to Georgia Power), with the remaining Vogtle Owners responsible for 44.3% of such costs pro rata in accordance with their respective ownership interests; and (iii) Georgia Power will be responsible for 65.7% of qualifying construction costs between $1.6 billion and $2.1 billion over the VCM 19 Forecast Amount (resulting in a further $100 million of potential additional costs to Georgia Power), with the remaining Vogtle Owners responsible for 34.3% of such costs pro rata in accordance with their respective ownership interests. The Global Amendments provide that if the EAC is revised and exceeds the VCM 19 Forecast Amount by more than $2.1 billion, each of the other Vogtle Owners will have a one-time option at the time the project budget cost forecast is so revised to tender a portion of its ownership interest to Georgia Power in exchange for Georgia Power's agreement to pay 100% of such Vogtle Owner's remaining share of total construction costs in excess of the VCM 19 Forecast Amount plus $2.1 billion.
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
Georgia Power and the other Vogtle Owners do not agree on either the starting dollar amount for the determination of cost increases subject to the cost-sharing and tender provisions of the Global Amendments or the extent to which COVID-19-related costs impact those provisions. The other Vogtle Owners notified Georgia Power that they believe the project capital cost forecast approved by the Vogtle Owners on February 14, 2022 triggered the tender provisions. On June 17, 2022 and July 26, 2022, OPC and Dalton, respectively, notified Georgia Power of their purported exercises of their tender options. Georgia Power did not accept these purported tender exercises.
On June 18, 2022, OPC and MEAG Power each filed a separate lawsuit against Georgia Power in the Superior Court of Fulton County, Georgia seeking a declaratory judgment that the starting dollar amount is $17.1 billion and that the cost-sharing and tender provisions have been triggered. The lawsuits also assert other claims, including breach of contract allegations, and seek, among other remedies, damages and injunctive relief requiring Georgia Power to track and allocate construction costs consistent with MEAG Power's and OPC's interpretations of the Global Amendments. On July 25, 2022 and July 28, 2022, Georgia Power filed its answers in the lawsuits filed by MEAG Power and OPC, respectively, and included counterclaims seeking a declaratory judgment that the starting dollar amount is $18.38 billion and that costs related to force majeure events are excluded prior to calculating the cost-sharing and tender provisions and when calculating Georgia Power's related financial obligations. On September 26, 2022, Dalton filed complaints in each of these lawsuits. On September 29, 2022, Georgia Power and MEAG Power reached an agreement to resolve their dispute regarding the proper interpretation of the cost-sharing and tender provisions of the Global Amendments. Under the terms of the agreement, among other items, (i) MEAG Power will not exercise its tender option and will retain its full ownership interest in Plant Vogtle Units 3 and 4; (ii) Georgia Power will reimburse a portion of MEAG Power's costs of construction for Plant Vogtle Units 3 and 4 as such costs are incurred and with no further adjustment for force majeure costs, which payments will total approximately $92 million based on the current project capital cost forecast; and (iii) Georgia Power will reimburse 20% of MEAG Power's costs of construction with respect to any amounts over the current project capital cost forecast, with no further adjustment for force majeure costs. In addition, MEAG Power agreed to vote to continue

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

construction upon occurrence of a Project Adverse Event unless the commercial operation date of either of Plant Vogtle Unit 3 or Unit 4 is not projected to occur by December 31, 2025. On October 4, 2022, MEAG Power and Georgia Power filed a notice of settlement and voluntary dismissal of their pending litigation, including Georgia Power's counterclaim, and, on October 6, 2022, Dalton dismissed its related complaint.
Georgia Power recorded pre-tax charges (credits) to income in the fourth quarter 2021, the second quarter 2022, the third quarter 2022, and the fourth quarter 2022 of approximately $440 million ($328 million after tax), $16 million ($12 million after tax), $(102) million ($(76) million after tax), and $53 million ($40 million after tax), respectively, associated with the cost-sharing and tender provisions of the Global Amendments, including the settlement with MEAG Power. A total of $407 million associated with these provisions is included in the total project capital cost forecast and will not be recovered from retail customers. The settlement with MEAG Power does not resolve the separate pending litigation with OPC, including Dalton's associated complaint, described above. Georgia Power may be required to record further pre-tax charges to income of up to approximately $345 million associated with the cost-sharing and tender provisions of the Global Amendments for OPC and Dalton based on the current project capital cost forecast.
Georgia Power's ownership interest in Plant Vogtle Units 3 and 4 continues to be 45.7%. Georgia Power believes the increases in the total project capital cost forecast through December 31, 2022 will trigger the tender provisions, but Georgia Power disagrees with OPC and Dalton on the tender provisions trigger date. Valid notices of tender from OPC and Dalton would require Georgia Power to pay 100% of their respective remaining shares of the costs necessary to complete Plant Vogtle Units 3 and 4. Georgia Power's incremental ownership interest will be calculated and conveyed to Georgia Power after Plant Vogtle Units 3 and 4 are placed in service.
The ultimate outcome of these matters cannot be determined at this time.
Regulatory Matters
In 2009, the Georgia PSC voted to certify construction of Plant Vogtle Units 3 and 4 with a certified capital cost of $4.418 billion. In addition, in 2009 the Georgia PSC approved inclusion of the Plant Vogtle Units 3 and 4 related CWIP accounts in rate base, and the State of Georgia enacted the Georgia Nuclear Energy Financing Act, which allows Georgia Power to recover financing costs for Plant Vogtle Units 3 and 4. Financing costs are recovered on all applicable certified costs through annual adjustments to the NCCR tariff up to the certified capital cost of $4.418 billion. At December 31, 2022, Georgia Power had recovered approximately $2.9 billion of financing costs. Financing costs related to capital costs above $4.418 billion are being recognized through AFUDC and are expected to be recovered through retail rates over the life of Plant Vogtle Units 3 and 4; however, Georgia Power is not recording AFUDC related to any capital costs in excess of the total deemed reasonable by the Georgia PSC (currently $7.3 billion) and not requested for rate recovery. On December 20, 2022, the Georgia PSC approved Georgia Power's filing to increase the NCCR tariff by $36 million annually, effective January 1, 2023.
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
In 2016, the Georgia PSC voted to approve a settlement agreement (Vogtle Cost Settlement Agreement) resolving certain prudency matters in connection with the fifteenth VCM report. In December 2017, the Georgia PSC voted to approve (and issued its related order on January 11, 2018) Georgia Power's seventeenth VCM report and modified the Vogtle Cost Settlement Agreement. The Vogtle Cost Settlement Agreement, as modified by the January 11, 2018 order, resolved the following regulatory matters related to Plant Vogtle Units 3 and 4: (i) none of the $3.3 billion of costs incurred through December 31, 2015 and reflected in the fourteenth VCM report should be disallowed from rate base on the basis of imprudence; (ii) the Contractor Settlement Agreement was reasonable and prudent and none of the $0.3 billion paid pursuant to the Contractor Settlement Agreement should be disallowed from rate base on the basis of imprudence; (iii) (a) capital costs incurred up to $5.68 billion would be presumed to be reasonable and prudent with the burden of proof on any party challenging such costs, (b) Georgia Power would have the burden to show that any capital costs above $5.68 billion were prudent, and (c) a revised capital cost forecast of $7.3 billion (after reflecting the impact of payments received under the Guarantee Settlement Agreement and related customer refunds) was found reasonable; (iv) construction of Plant Vogtle Units 3 and 4 should be completed, with Southern Nuclear serving as project manager and Bechtel as primary contractor; (v) approved and deemed reasonable Georgia Power's revised schedule placing Plant Vogtle Units 3 and 4 in service in November 2021 and November 2022, respectively; (vi) confirmed that the revised cost forecast does not represent a cost cap and that a prudence proceeding on cost recovery will occur following Unit 4 fuel load, consistent with applicable Georgia law; (vii) reduced the ROE used to calculate the NCCR tariff (a) from 10.95% (the ROE rate setting point authorized by the Georgia PSC at that time) to 10.00% effective January 1, 2016, (b) from 10.00% to

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

8.30%, effective January 1, 2020, and (c) from 8.30% to 5.30%, effective January 1, 2021 (provided that the ROE in no case will be less than Georgia Power's average cost of long-term debt); (viii) reduced the ROE used for AFUDC equity for Plant Vogtle Units 3 and 4 from 10.00% to Georgia Power's average cost of long-term debt, effective January 1, 2018; and (ix) agreed that effective the first month after Unit 3 reaches commercial operation, retail base rates would be adjusted to include the costs related to Unit 3 and common facilities deemed prudent in the Vogtle Cost Settlement Agreement (see "Plant Vogtle Unit 3 and Common Facilities Rate Proceeding" herein for additional information). The January 11, 2018 order also stated that if Plant Vogtle Units 3 and 4 are not commercially operational by June 1, 2021 and June 1, 2022, respectively, the ROE used to calculate the NCCR tariff will be further reduced by 10 basis points each month (but not lower than Georgia Power's average cost of long-term debt) until the respective Unit is commercially operational. The ROE reductions negatively impacted earnings by approximately $300 million, $270 million, and $150 million in 2022, 2021, and 2020, respectively, and are estimated to have negative earnings impacts of approximately $270 million in 2023 and $60 million in 2024. In its January 11, 2018 order, the Georgia PSC also stated if other conditions change and assumptions upon which Georgia Power's seventeenth VCM report are based do not materialize, the Georgia PSC reserved the right to reconsider the decision to continue construction.
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
The Georgia PSC has approved 25 VCM reports covering periods through June 30, 2021. These reports reflect total construction capital costs incurred of $7.9 billion (net of $1.7 billion of payments received under the Guarantee Settlement Agreement and approximately $188 million in related customer refunds), of which the Georgia PSC has verified and approved $7.3 billion as described above. The Georgia PSC also has reviewed two additional VCM reports, which reflected $1.1 billion of additional construction capital costs incurred through June 30, 2022. Georgia Power expects to file its twenty-eighth VCM report with the Georgia PSC on February 16, 2023, which will reflect the revised capital cost forecast described above and $461 million of construction capital costs incurred from July 1, 2022 through December 31, 2022.
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
2019 Base Rate Case
In 2020, the Mississippi PSC approved a settlement agreement between Mississippi Power and the Mississippi Public Utilities Staff related to Mississippi Power's base rate case filed in 2019 (Mississippi Power Rate Case Settlement Agreement).
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
Performance Evaluation Plan
Mississippi Power's retail base rates generally are set under the PEP, a rate plan approved by the Mississippi PSC. In recognition that Mississippi Power's long-term financial success is dependent upon how well it satisfies its customers' needs, PEP includes

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

performance indicators that directly tie customer service indicators to Mississippi Power's allowed ROE. PEP measures Mississippi Power's performance on a 10-point scale as a weighted average of results in three areas: average customer price, as compared to prices of other regional utilities (weighted at 40%); service reliability, measured in percentage of time customers had electric service (40%); and customer satisfaction, measured in a survey of residential customers (20%). Typically, two PEP filings are made for each calendar year: the PEP projected filing in March of the current year and the PEP lookback filing in March of the subsequent year. The annual PEP projected filings utilize a historic test year adjusted for "known and measurable" changes and discounted cash flow and regression formulas to determine base ROE. The PEP lookback filing reflects the actual revenue requirement.
Pursuant to a Mississippi PSC-approved settlement agreement between Mississippi Power and the MPUS, Mississippi Power was not required to make any PEP filings for the regulatory year 2020.
In June 2021 and June 2022, the Mississippi PSC approved Mississippi Power's annual retail PEP filings, resulting in annual increases in revenues of approximately $16 million, or 1.8%, and $18 million, or 1.9%, respectively, effective with the first billing cycle of April 2021 and April 2022, respectively.
Integrated Resource Plan
In 2020, the Mississippi PSC issued an order requiring Mississippi Power to incorporate into its 2021 IRP a schedule of early or anticipated retirement of 950 MWs of fossil-steam generation by year-end 2027 to reduce Mississippi Power's excess reserve margin. The order stated that Mississippi Power will be allowed to defer any retirement-related costs as regulatory assets for future recovery.
In September 2021, the Mississippi PSC concluded its review of Mississippi Power's 2021 IRP. The 2021 IRP included a schedule to retire Plant Watson Unit 4 (268 MWs) and Mississippi Power's 40% ownership interest in Plant Greene County Units 1 and 2 (103 MWs each) in December 2023, 2025, and 2026, respectively, consistent with each unit's remaining useful life in the most recent approved depreciation studies. In addition, the schedule reflects the early retirement of Mississippi Power's 50% undivided ownership interest in Plant Daniel Units 1 and 2 (502 MWs) by the end of 2027. The Plant Greene County unit retirements require the completion by Alabama Power of transmission and system reliability improvements, as well as agreement by Alabama Power. Mississippi Power is scheduled to file its next IRP in April 2024.
The remaining net book value of Plant Daniel Units 1 and 2 was approximately $499 million at December 31, 2022 and Mississippi Power is continuing to depreciate these units using the current approved rates through the end of 2027. Mississippi Power expects to reclassify the net book value remaining at retirement, which is expected to total approximately $397 million, to a regulatory asset to be amortized over a period to be determined by the Mississippi PSC in future proceedings, consistent with the 2020 order. The Plant Watson and Greene County units are expected to be fully depreciated upon retirement. The ultimate outcome of these matters cannot be determined at this time. See Note 3 under "Other Matters – Mississippi Power" for additional information on Plant Daniel Units 1 and 2.
Environmental Compliance Overview Plan
In accordance with a 2011 accounting order from the Mississippi PSC, Mississippi Power has the authority to defer in a regulatory asset for future recovery all plant retirement- or partial retirement-related costs resulting from environmental regulations.
In June 2021, the Mississippi PSC approved Mississippi Power's ECO Plan filing for 2021, resulting in a decrease in revenues of approximately $9 million annually effective with the first billing cycle of July 2021.
On April 5, 2022, the Mississippi PSC approved Mississippi Power's ECO Plan filing for 2022, resulting in an increase in revenues of approximately $1 million annually. The rate increase became effective with the first billing cycle of May 2022.
On February 14, 2023, Mississippi Power submitted its ECO Plan filing for 2023 indicating no change in retail rates. The ultimate outcome of this matter cannot be determined at this time.
Fuel Cost Recovery
Mississippi Power annually establishes, and is required to file for an adjustment to, the retail fuel cost recovery factor that is approved by the Mississippi PSC. The Mississippi PSC approved a decrease of $24 million effective in February 2020 and increases of $2 million and $43 million effective in February 2021 and 2022, respectively. On November 15, 2022, Mississippi Power filed a request with the Mississippi PSC to increase retail fuel revenues by $25 million annually effective with the first billing cycle of February 2023 and an additional $25 million annually effective with the first billing cycle of June 2023. On January 10, 2023, the Mississippi PSC voted to defer approval of the filing. Mississippi Power is allowed to maintain current

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

billing rates and continue accruing its weighted-average cost of capital on any under or over fuel recovery balance. The ultimate outcome of this matter cannot be determined at this time.
At December 31, 2022 and 2021, under recovered retail fuel costs totaled approximately $1 million and $4 million, respectively, and were included in other customer accounts receivable on Southern Company's and Mississippi Power's balance sheets.
Mississippi Power has wholesale MRA and Market Based (MB) fuel cost recovery factors. Effective with the first billing cycles for January 2021, 2022, and 2023, annual revenues under the wholesale MRA fuel rate decreased $5 million, increased $11 million, and increased $22 million, respectively. The wholesale MB fuel rate did not change materially in any period presented. At December 31, 2022 and 2021, under recovered wholesale fuel costs were $6 million and $1 million, respectively.
Mississippi Power's operating revenues are adjusted for differences in actual recoverable fuel cost and amounts billed in accordance with the currently approved cost recovery rate. Accordingly, changes in the billing factor should have no significant effect on Mississippi Power's revenues or net income but will affect operating cash flows.
Ad Valorem Tax Adjustment
Mississippi Power annually establishes an ad valorem tax adjustment factor that is approved by the Mississippi PSC. Effective with the first billing cycle of April 2020, May 2021, and July 2022, the Mississippi PSC approved increases in annual revenues collected through the ad valorem tax adjustment factor of $10 million, $28 million, and $5 million, respectively. The 2021 increase included approximately $19 million of ad valorem taxes previously recovered through PEP in accordance with the Mississippi Power Rate Case Settlement Agreement.
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
Mississippi Power's net retail SRR accrual, which includes carrying costs and amortization of related excess deferred income tax benefits, was $6.9 million in 2022, $(1.8) million in 2021, and $0.8 million in 2020. At December 31, 2022 and 2021, the retail property damage reserve balance was $37 million and $31 million, respectively.
In December 2021, the Mississippi PSC approved Mississippi Power's annual SRR filing, which requested an increase in retail revenues of approximately $9 million annually effective with the first billing cycle of March 2022. The Mississippi PSC also established $8 million as the minimum annual accrual amount until a target property damage reserve balance of $75 million is met. In the event the expected annual charges exceed the annual accrual or the target balance has been met, Mississippi Power and the Mississippi PSC will determine the appropriate change to the annual accrual. Additionally, if PEP earnings are above a certain threshold, Mississippi Power has the ability to apply any required PEP refund as an additional accrual to the property damage reserve in lieu of customer refunds.
On February 14, 2023, Mississippi Power submitted its annual SRR filing to the Mississippi PSC, which indicated no change in retail rates. The filing includes a request to increase the minimum annual accrual from $8 million to $12 million. The ultimate outcome of this matter cannot be determined at this time.
Reliability Reserve Accounting Order
On December 6, 2022, the Mississippi PSC approved an accounting order authorizing Mississippi Power to create a reliability reserve for the purpose of deferring generation, transmission, and distribution reliability-related expenditures for use in a future year. Mississippi Power may make accruals to the reliability reserve each year after meeting with the MPUS and Mississippi PSC staff. Mississippi Power will provide annually, through its capital plan, energy delivery plan, or PEP filing, any amounts to be charged against the reliability reserve during the current year. At December 31, 2022, Mississippi Power accrued $25 million to the reliability reserve.
Software Accounting Order
On December 6, 2022, the Mississippi PSC approved an accounting order authorizing Mississippi Power to establish a regulatory asset for certain operations and maintenance expenditures related to major technology projects. The recovery period for this regulatory asset will be determined in Mississippi Power's annual PEP filing process. Mississippi Power will begin deferring these costs in 2023.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

Municipal and Rural Associations Tariff
Mississippi Power provides wholesale electric service to Cooperative Energy, East Mississippi Electric Power Association, and the City of Collins, all located in southeastern Mississippi, under a long-term, cost-based, FERC-regulated MRA tariff.
In 2017, Mississippi Power and Cooperative Energy executed, and the FERC accepted, a Shared Service Agreement (SSA), as part of the MRA tariff, under which Mississippi Power and Cooperative Energy share in providing electricity to the Cooperative Energy delivery points under the tariff. On August 26, 2022, the FERC accepted an amended SSA between Mississippi Power and Cooperative Energy, effective July 1, 2022, under which Cooperative Energy will continue to decrease its use of Mississippi Power's generation services under the MRA tariff up to 2.5% annually through 2035. At December 31, 2022, Mississippi Power is serving approximately 400 MWs of Cooperative Energy's annual demand. Beginning in 2036, Cooperative Energy will provide 100% of its electricity requirements at the MRA delivery points under the tariff. Neither party has the option to cancel the amended SSA.
On July 15, 2022, Mississippi Power filed a request with the FERC for a $23 million increase in annual wholesale base revenues under the MRA tariff. Cooperative Energy filed a complaint with the FERC challenging the new rates. On September 13, 2022, the FERC issued an order that accepted Mississippi Power's request effective September 14, 2022, subject to refund, and established hearing and settlement judge procedures. The ultimate outcome of this matter cannot be determined at this time.
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

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

The following table provides regulatory information for Southern Company Gas' natural gas distribution utilities:

	Nicor Gas	Atlanta Gas Light	Virginia Natural Gas	Chattanooga Gas
Authorized ROE at December 31, 2022	9.75%	10.25%	9.50%	9.80%
Weather normalization mechanisms(a)			✓	✓
Decoupled, including straight-fixed-variable rates(b)	✓	✓	✓
Regulatory infrastructure program rates(c)	✓	✓	✓	✓
Bad debt rider(d)	✓		✓	✓
Energy efficiency plan(e)	✓		✓
Annual base rate adjustment mechanism(f)		✓		✓
Year of last base rate case decision	2021	2019	2021	2018
(a)Designed to help stabilize operating results by allowing recovery of costs in the event of unseasonal weather, but are not direct offsets to the potential impacts on earnings of weather and customer consumption.
(b)Allows for recovery of fixed customer service costs separately from assumed natural gas volumes used by customers and provides a benchmark level of revenue for recovery.
(c)Programs that update or expand distribution systems and LNG facilities. Atlanta Gas Light's infrastructure program, System Reinforcement Rider, is effective for 2022 through 2024. See "Rate Proceedings – Atlanta Gas Light" herein for additional information. Chattanooga Gas' pipeline replacement program costs are recovered through its annual base rate review mechanism.
(d)The recovery (refund) of bad debt expense over (under) an established benchmark expense. The gas portion of bad debt expense is recovered through purchased gas adjustment mechanisms. Nicor Gas also has a rider to recover the non-gas portion of bad debt expense.
(e)Recovery of costs associated with plans to achieve specified energy savings goals.
(f)Regulatory mechanism allowing annual adjustments to base rates up or down based on authorized ROE and/or ROE range.
Infrastructure Replacement Programs and Capital Projects
In addition to capital expenditures recovered through base rates by each of the natural gas distribution utilities, Nicor Gas and Virginia Natural Gas have separate rate riders that provide timely recovery of capital expenditures for specific infrastructure replacement programs. Total capital expenditures incurred during 2022 for gas distribution operations were $1.5 billion.
The following table and discussions provide updates on the infrastructure replacement programs and capital projects at the natural gas distribution utilities at December 31, 2022. These programs are risk-based and designed to update and replace cast iron, bare steel, and mid-vintage plastic materials or expand Southern Company Gas' distribution systems to improve reliability and meet operational flexibility and growth.

Utility	Program	Recovery	Expenditures in 2022	Expenditures Since Project Inception	Pipe Installed Since Project Inception	Scope of Program	Program Duration	Last Year of Program
			(in millions)		(miles)	(miles)	(years)
Nicor Gas	Investing in Illinois(*)	Rider	$437	$2,945	1,297	1,854	9	2023
Virginia Natural Gas	Steps to Advance Virginia's Energy (SAVE)	Rider	69	411	525	695	13	2024
Atlanta Gas Light	System Reinforcement Rider	Rider	76	76	10	N/A	3	2024
Chattanooga Gas	Pipeline Replacement Program	Rate Base	5	7	5	73	7	2027
Total			$587	$3,439	1,837	2,622
(*)Includes replacement of pipes, compressors, and transmission mains along with other improvements such as new meters. Scope of program miles is an estimate and subject to change. Recovery of program costs is described under "Nicor Gas" herein.
Nicor Gas
Illinois legislation allows Nicor Gas to provide more widespread safety and reliability enhancements to its distribution system through 2023 and stipulates that rate increases to customers as a result of any infrastructure investments shall not exceed a cumulative annual average of 4.0% or, in any given year, 5.5% of base rate revenues. In 2014, the Illinois Commission approved the nine-year regulatory infrastructure program, Investing in Illinois, subject to annual review. In accordance with orders from the Illinois Commission, Nicor Gas recovers program costs incurred through a separate rider and base rates. The Illinois

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

Commission's approval of Nicor Gas' rate case in November 2021 included recovery of program costs through December 31, 2021. See "Rate Proceedings – Nicor Gas" herein for additional information. Nicor Gas' capital expenditures related to qualifying projects under the Investing in Illinois program totaled $408 million and $389 million in 2021 and 2020, respectively.
Virginia Natural Gas
The Steps to Advance Virginia's Energy (SAVE) program, an accelerated infrastructure replacement program, allows Virginia Natural Gas to continue replacing aging pipeline infrastructure through 2024. The program includes authorized annual investments of $50 million in 2020, $60 million in 2021, and $70 million in each year from 2022 through 2024, with a total potential variance of up to $5 million allowed for the program, for a maximum total investment over the six-year term (2019 through 2024) of $365 million. Virginia Natural Gas' capital expenditures under the SAVE program totaled $51 million and $49 million in 2021 and 2020, respectively.
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
Atlanta Gas Light
In 2019, the Georgia PSC approved the continuation of GRAM as part of Atlanta Gas Light's 2019 rate case order. Various infrastructure programs previously authorized by the Georgia PSC, including the Integrated Vintage Plastic Replacement Program to replace aging plastic pipe and the Integrated System Reinforcement Program to upgrade Atlanta Gas Light's distribution system and LNG facilities in Georgia, continue under GRAM and the recovery of and return on the infrastructure program investments are included in annual base rate adjustments. The amounts to be recovered through rates related to allowed, but not incurred, costs have been recognized in an unrecognized ratemaking amount that is not reflected on the balance sheets. These allowed costs are primarily the equity return on the capital investment under the infrastructure programs in place prior to GRAM and are being recovered through GRAM and base rates until the earlier of the full recovery of the related under recovered amount or December 31, 2025. The under recovered balance at December 31, 2022 was $68 million, including $35 million of unrecognized equity return. The Georgia PSC reviews Atlanta Gas Light's performance annually under GRAM. See "Unrecognized Ratemaking Amounts" herein for additional information.
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
See "Rate Proceedings – Atlanta Gas Light" herein for additional information regarding the Georgia PSC's November 2021 approval of Atlanta Gas Light's GRAM filing and Integrated Capacity and Delivery Plan. The Georgia PSC also approved a new System Reinforcement Rider for authorized large pressure improvement and system reliability projects, which is expected to recover related capital investments totaling $286 million for the years 2022 through 2024, of which $76 million was incurred in 2022.
Chattanooga Gas
In June 2021, the Tennessee Public Utilities Commission approved Chattanooga Gas' pipeline replacement program to replace approximately 73 miles of distribution main over a seven-year period. The estimated total cost of the program is $118 million, which will be recovered through Chattanooga Gas' annual base rate review mechanism.
Natural Gas Cost Recovery
With the exception of Atlanta Gas Light, the natural gas distribution utilities are authorized by the relevant regulatory agencies in the states in which they serve to use natural gas cost recovery mechanisms that adjust rates to reflect changes in the wholesale cost of natural gas and ensure recovery of all costs prudently incurred in purchasing natural gas for customers. The natural gas distribution utilities defer or accrue the difference between the actual cost of natural gas and the amount of commodity revenue earned in a given period. The deferred or accrued amount is either billed or refunded to customers prospectively through adjustments to the commodity rate. Deferred natural gas costs are reflected as regulatory assets and accrued natural gas costs are reflected as regulatory liabilities. Changes in the billing factor will not have a significant effect on Southern Company's or Southern Company Gas' net income, but will affect cash flows. Since Atlanta Gas Light does not sell natural gas directly to its end-use customers, it does not utilize a traditional natural gas cost recovery mechanism. However, Atlanta Gas Light does maintain natural gas inventory for the Marketers in Georgia and recovers the cost through recovery mechanisms approved by the Georgia PSC. At December 31, 2022, the under recovered balance was $108 million, which was included in natural gas cost

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

under recovery on Southern Company's and Southern Company Gas' balance sheets. At December 31, 2021, the under recovered balance was $473 million, $266 million of which was included in natural gas cost under recovery and $207 million of which was included in other regulatory assets, deferred on Southern Company's and Southern Company Gas' balance sheets.
Rate Proceedings
Nicor Gas
In November 2021, the Illinois Commission approved a $240 million annual base rate increase effective November 24, 2021. The base rate increase included $94 million related to the recovery of program costs under the Investing in Illinois program and was based on a ROE of 9.75% and an equity ratio of 54.5%.
On January 3, 2023, Nicor Gas filed a general base rate case with the Illinois Commission requesting a $321 million increase in annual base rate revenues, including $59 million related to the recovery of investments under the Investing in Illinois program through December 31, 2023. The requested increase is based on a projected test year for the 12-month period ending December 31, 2024, a return on equity of 10.35%, and an equity ratio of 54.5%. Further, Nicor Gas is seeking to recover an additional $32 million under three proposed riders related to recovery of vehicle fuel costs, company use gas, and customer payment fees. The Illinois Commission is expected to rule on the requested increase within the 11-month statutory time limit, after which rate adjustments will be effective. The ultimate outcome of this matter cannot be determined at this time.
Atlanta Gas Light
The Georgia PSC evaluates Atlanta Gas Light's earnings against a ROE range of 10.05% to 10.45%, with disposition of any earnings above 10.45% to be determined by the Georgia PSC. Additionally, the Georgia PSC allows inclusion in base rates of the recovery of and return on the infrastructure program investments, including, but not limited to, GRAM adjustments. GRAM filing rate adjustments are based on an authorized ROE of 10.25%. GRAM adjustments for 2021 could not exceed 5% of 2020 base rates. The 5% limitation does not set a precedent in any future rate proceedings by Atlanta Gas Light.
In 2020, Atlanta Gas Light filed its annual GRAM filing with the Georgia PSC requesting an annual base rate increase of $37.6 million based on the projected 12-month period beginning January 1, 2021, which did not exceed the 5% limitation established by the Georgia PSC. Rates went into effect on January 1, 2021.
In February 2021, the Georgia PSC approved a stipulation between Atlanta Gas Light and the Georgia PSC staff establishing a long-range comprehensive planning process. Under the terms of the stipulation, Atlanta Gas Light was required to develop and file at least triennially an Integrated Capacity and Delivery Plan (i-CDP). Each i-CDP will include a 10-year forecast of interstate and intrastate capacity asset requirements, including a detailed plan for the first three years consistent with Atlanta Gas Light's current capacity supply plan, and a 10-year projection of capital budgets and related operations and maintenance spending. Recovery of the related revenue requirements will be included in either subsequent annual GRAM filings or a new System Reinforcement Rider for authorized large pressure improvement and system reliability projects.
In April 2021, Atlanta Gas Light filed its first i-CDP with the Georgia PSC, which included a series of ongoing and proposed pipeline safety, reliability, and growth programs for the next 10 years (2022 through 2031), as well as the required capital investments and related costs to implement the programs. The i-CDP reflected capital investments totaling approximately $0.5 billion to $0.6 billion annually.
In November 2021, the Georgia PSC approved a joint stipulation agreement between Atlanta Gas Light and the staff of the Georgia PSC, under which, for the years 2022 through 2024, Atlanta Gas Light will incrementally reduce its combined GRAM and System Reinforcement Rider request by 10% through Atlanta Gas Light's GRAM mechanism, which resulted in a reduction of $5 million for 2022 and $7 million for 2023. The stipulation agreement also provided for $1.7 billion of total capital investment for the years 2022 through 2024.
Also in November 2021, the Georgia PSC approved Atlanta Gas Light's amended annual GRAM filing, which resulted in an annual rate increase of $43 million effective January 1, 2022.
On December 20, 2022, the Georgia PSC approved Atlanta Gas Light's annual GRAM filing, which resulted in an annual rate increase of $53 million effective January 1, 2023.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

Virginia Natural Gas
In September 2021, the Virginia Commission approved a stipulation agreement related to Virginia Natural Gas' 2020 general rate case filing, which allowed for a $43 million increase in annual base rate revenues, including $14 million related to the recovery of investments under the SAVE program, based on a ROE of 9.5% and an equity ratio of 51.9%. Interim rate adjustments became effective as of November 1, 2020, subject to refund, based on Virginia Natural Gas' original request for an increase of approximately $50 million. Refunds to customers related to the difference between the approved rates and the interim rates were completed during the fourth quarter 2021.
On August 1, 2022, Virginia Natural Gas filed a general base rate case with the Virginia Commission seeking an increase in annual base rate revenues of $69 million, including $15 million related to the recovery of investments under the SAVE program, primarily to recover investments and increased costs associated with infrastructure, technology, and workforce development. The requested increase is based on a projected 12-month period beginning January 1, 2023, a ROE of 10.35%, and an equity ratio of 53.2%. Rate adjustments became effective January 1, 2023, subject to refund. The Virginia Commission is expected to rule on the requested increase in the third quarter 2023. The ultimate outcome of this matter cannot be determined at this time.
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

	December 31, 2022	December 31, 2021
	(in millions)
Atlanta Gas Light	$35	$47
Virginia Natural Gas	10	10
Chattanooga Gas	2	4
Nicor Gas	3	—
Total	$50	$61

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

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
Alabama Power
On September 26, 2022, Mobile Baykeeper, through its counsel Southern Environmental Law Center, filed a citizen suit in the U.S. District Court for the Southern District of Alabama alleging that Alabama Power's plan to close the Plant Barry ash pond utilizing a closure-in-place methodology violates the Resource Conservation and Recovery Act (RCRA) and regulations governing CCR. Among other relief requested, Mobile Baykeeper seeks a declaratory judgment that the RCRA and regulations governing CCR are being violated, preliminary and injunctive relief to prevent implementation of Alabama Power's closure plan and the development of a closure plan that satisfies regulations governing CCR requirements. On January 31, 2023, the EPA issued a Notice of Potential Violations associated with Alabama Power's plan to close the Plant Barry ash pond. Alabama Power expects to respond by March 2, 2023, subject to any extension agreed upon by the parties. The ultimate outcome of these matters cannot be determined at this time but could have an impact on Alabama Power's ARO estimates. See Note 6 for a discussion of Alabama Power's ARO liabilities.
Georgia Power
Municipal Franchise Fees
In 2011, plaintiffs filed a putative class action against Georgia Power in the Superior Court of Fulton County, Georgia alleging that Georgia Power's collection in rates of amounts for municipal franchise fees (which fees are paid to municipalities) exceeded the amounts allowed in orders of the Georgia PSC and alleging certain state law claims. This case has been ruled upon and appealed numerous times over the last several years. In 2019, the Georgia PSC issued an order that found Georgia Power has appropriately implemented the municipal franchise fee schedule. In March 2021, the Superior Court of Fulton County granted class certification and Georgia Power's motion for summary judgment and the plaintiffs filed a notice of appeal. In April 2021, Georgia Power filed a notice of cross appeal on the issue of class certification. In December 2021, the Georgia Court of Appeals affirmed the Superior Court's ruling that granted summary judgment to Georgia Power and dismissed Georgia Power's cross appeal on the issue of class certification as moot. Also in December 2021, the plaintiffs filed a petition for writ of certiorari to the Georgia Supreme Court, which was denied on January 27, 2023. On February 6, 2023, the plaintiffs filed a motion for reconsideration with the Georgia Supreme Court. The amount of any possible losses cannot be estimated at this time because, among other factors, it is unknown whether any losses would be subject to recovery from any municipalities.
Plant Scherer
In July 2020, a group of individual plaintiffs filed a complaint, which was amended on December 9, 2022, in the Superior Court of Fulton County, Georgia against Georgia Power alleging that the construction and operation of Plant Scherer has impacted groundwater and air, resulting in alleged personal injuries and property damage. The plaintiffs seek an unspecified amount of monetary damages including punitive damages, a medical monitoring fund, and injunctive relief. Georgia Power has filed multiple motions to dismiss the complaint. On December 29, 2022, the Superior Court of Fulton County, Georgia granted Georgia Power's motion to transfer the case to the Superior Court of Monroe County, Georgia.
In October 2021 and on February 7, 2022, a total of seven additional complaints were filed in the Superior Court of Monroe County, Georgia against Georgia Power alleging that releases from Plant Scherer have impacted groundwater and air, resulting in alleged personal injuries and property damage. The plaintiffs seek an unspecified amount of monetary damages including punitive damages. In November 2021 and March 2022, Georgia Power removed these cases to the U.S. District Court for the Middle District of Georgia. On November 16, 2022, the plaintiffs voluntarily dismissed their complaints without prejudice. Georgia Power anticipates that these plaintiffs will refile their complaints.
On January 9, 2023, an additional complaint was filed in the Superior Court of Monroe County, Georgia against Georgia Power alleging that the construction and operation of Plant Scherer have impacted groundwater and air, resulting in alleged personal injuries. The plaintiff seeks an unspecified amount of monetary damages, including punitive damages. On January 19, 2023, Georgia Power filed a notice to remove the case to the U.S. District Court for the Middle District of Georgia.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

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
Georgia Power has been designated or identified as a potentially responsible party at sites governed by the Georgia Hazardous Site Response Act and/or by the federal Comprehensive Environmental Response, Compensation, and Liability Act, and assessment and potential cleanup of such sites is expected. For all years presented, Georgia Power recovered approximately $12 million annually through the ECCR tariff for environmental remediation under the 2019 ARP. Effective January 1, 2023, Georgia Power is recovering $5 million annually through the ECCR tariff under the 2022 ARP.
Southern Company Gas is subject to environmental remediation liabilities associated with 40 former MGP sites in four different states. Southern Company Gas' accrued environmental remediation liability at December 31, 2022 and 2021 was based on the estimated cost of environmental investigation and remediation associated with these sites.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

At December 31, 2022 and 2021, the environmental remediation liability and the balance of under recovered environmental remediation costs were reflected in the balance sheets of Southern Company, Georgia Power, and Southern Company Gas as shown in the table below. Alabama Power did not have environmental remediation liabilities at December 31, 2022 or 2021. Mississippi Power did not have environmental remediation liabilities at December 31, 2022 and had an immaterial balance at December 31, 2021.

	Southern Company	Georgia Power	Southern Company Gas
	(in millions)
December 31, 2022:
Environmental remediation liability:
Other current liabilities	$65	$15	$49
Accrued environmental remediation	207	—	207
Under recovered environmental remediation costs:
Other regulatory assets, current	$59	$5	$54
Other regulatory assets, deferred	235	20	215

December 31, 2021:
Environmental remediation liability:
Other current liabilities	$69	$17	$52
Accrued environmental remediation	197	—	197
Under recovered environmental remediation costs:
Other regulatory assets, current	$71	$12	$59
Other regulatory assets, deferred	231	23	208
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
In 2017, Alabama Power and Georgia Power filed additional lawsuits against the U.S. government in the Court of Federal Claims for the costs of continuing to store spent nuclear fuel at Plants Farley, Hatch, and Vogtle Units 1 and 2 for the period from January 1, 2015 through December 31, 2017. In 2020, Alabama Power and Georgia Power filed amended complaints in each of the lawsuits adding damages from January 1, 2018 to December 31, 2019 to the claim period.
The outstanding claims for the period January 1, 2011 through December 31, 2019 total $110 million and $132 million for Alabama Power and Georgia Power (based on its ownership interests), respectively. Damages will continue to accumulate until the issue is resolved, the U.S. government disposes of Alabama Power's and Georgia Power's spent nuclear fuel pursuant to its contractual obligations, or alternative storage is otherwise provided. No amounts have been recognized in the financial statements as of December 31, 2022 for any potential recoveries from the pending lawsuits.

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
Nuclear Insurance
Under the Price-Anderson Amendments Act (Act), Alabama Power and Georgia Power maintain agreements of indemnity with the NRC that, together with private insurance, cover third-party liability arising from any nuclear incident occurring at the companies' nuclear power plants. The Act provides funds up to $13.7 billion for public liability claims that could arise from a single nuclear incident. Each nuclear plant is insured against this liability to a maximum of $450 million by American Nuclear Insurers (ANI), with the remaining coverage provided by a mandatory program of deferred premiums that could be assessed, after a nuclear incident, against all owners of commercial nuclear reactors. A company could be assessed up to $138 million per incident for each licensed reactor it operates but not more than an aggregate of $20 million per incident to be paid in a calendar year for each reactor. Such maximum assessment, excluding any applicable state premium taxes, for Alabama Power and Georgia Power, based on its ownership and buyback interests in all licensed reactors, is $275 million and $330 million, respectively, per incident, but not more than an aggregate of $41 million and $49 million, respectively, to be paid for each incident in any one year. Both the maximum assessment per reactor and the maximum yearly assessment are adjusted for inflation at least every five years. The next scheduled adjustment is due no later than November 1, 2023. See Note 5 under "Joint Ownership Agreements" for additional information on joint ownership agreements.
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
Under each of the NEIL policies, members are subject to assessments each year if losses exceed the accumulated funds available to the insurer. The maximum annual assessments for Alabama Power and Georgia Power as of December 31, 2022 under the NEIL policies would be $51 million and $85 million, respectively.
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

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

Other Matters
Traditional Electric Operating Companies
In April 2019, Bellsouth Telecommunications d/b/a AT&T Alabama (AT&T) filed a complaint against Alabama Power with the FCC alleging that the pole rental rate AT&T is required to pay pursuant to the parties' joint use agreement is unjust and unreasonable under federal law. The complaint sought a new rate and approximately $87 million in refunds of alleged overpayments for the preceding six years. In August 2019, the FCC stayed the case in favor of arbitration, which AT&T has not pursued. The ultimate outcome of this matter cannot be determined at this time, but an adverse outcome could have a material impact on the financial statements of Southern Company and Alabama Power. Georgia Power and Mississippi Power have joint use agreements with other AT&T affiliates.
Mississippi Power
Kemper County Energy Facility
In 2020, 2021, and 2022, Mississippi Power recorded charges to income associated with abandonment and related closure costs and ongoing period costs, net of salvage proceeds, for the mine and gasifier-related assets at the Kemper County energy facility. These charges, including related tax impacts, totaled $4 million pre-tax ($3 million after tax) in 2020, $11 million pre-tax ($8 million after tax) in 2021, and $15 million pre-tax ($12 million after tax) in 2022. The pre-tax charges are included in other operations and maintenance expenses on the statements of income.
Dismantlement of the abandoned gasifier-related assets and site restoration activities are expected to be completed by 2026. Additional pre-tax period costs associated with dismantlement and site restoration activities, including related costs for compliance and safety, ARO accretion, and property taxes, net of salvage, are estimated to total approximately $15 million annually through 2025.
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
In 2010, the DOE, through a cooperative agreement with SCS, agreed to fund $270 million of the Kemper County energy facility through the grants awarded to the project by the DOE under the Clean Coal Power Initiative Round 2. In 2016, additional DOE grants in the amount of $137 million were awarded to the Kemper County energy facility. In 2018, Mississippi Power filed with the DOE its request for property closeout certification under the contract related to the $387 million of total grants received. In 2020, Mississippi Power and Southern Company executed an agreement with the DOE completing Mississippi Power's request, which enabled Mississippi Power to proceed with full dismantlement of the abandoned gasifier-related assets and site restoration activities. In connection with the DOE closeout discussions, in 2019, the Civil Division of the Department of Justice informed Southern Company and Mississippi Power of an investigation related to the grants received. The ultimate outcome of this matter cannot be determined at this time; however, it could have a material impact on Southern Company's and Mississippi Power's financial statements.
Plant Daniel
In conjunction with Southern Company's 2019 sale of Gulf Power, NextEra Energy held back $75 million of the purchase price pending Mississippi Power and NextEra Energy negotiating a mutually acceptable revised operating agreement for Plant Daniel. On July 12, 2022, the co-owners executed a revised operating agreement and Southern Company subsequently received the remaining $75 million of the purchase price. The dispatch procedures in the revised operating agreement for the two jointly-owned coal units at Plant Daniel resulted in Mississippi Power designating one of the two units as primary and the other as secondary in lieu of each company separately owning 100% of a single generating unit. Mississippi Power has the option to purchase its co-owner's ownership interest for $1 on January 15, 2024, provided that Mississippi Power exercises the option no later than 120 days prior to that date. The revised operating agreement did not have a material impact on Mississippi Power's financial statements. See Note 2 under "Mississippi Power – Integrated Resource Plan" for additional information on Plant Daniel.
Department of Revenue Audit
On August 31, 2022, the Mississippi Department of Revenue (Mississippi DOR) completed an audit of sales and use taxes paid by Mississippi Power from 2016 to 2019 and entered a final assessment, indicating a total amount due of $28 million, including

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

associated penalties and interest. Mississippi Power does not agree with the audit findings and, on October 27, 2022, filed an administrative appeal with the Mississippi DOR.
On December 6, 2022, the Mississippi PSC approved an accounting order authorizing Mississippi Power to defer the additional taxes and related interest related to the audit to a regulatory asset, excluding amounts associated with the gasifier and other abandoned Kemper IGCC assets. The authority to defer these costs is not a guarantee of recovery. The review and final disposition of the costs recorded to the regulatory asset will be addressed in a future rate proceeding following completion of the tax audit proceedings.
The ultimate outcome of this matter cannot be determined at this time.
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
Georgia Power has commitments, in the form of capacity purchases, regarding a portion of a 5% interest in the original cost of Plant Vogtle Units 1 and 2 owned by MEAG Power that are in effect until the later of the retirement of the plant or the latest stated maturity date of MEAG Power's bonds issued to finance such ownership interest. The payments for capacity are required whether or not any capacity is available. Portions of the capacity payments made to MEAG Power for its Plant Vogtle Units 1 and 2 investment relate to costs in excess of Georgia Power's allowed investment for ratemaking purposes. The present value of these portions at the time of the disallowance was written off. Generally, the cost of such capacity is included in purchased power in Southern Company's statements of income and in purchased power, non-affiliates in Georgia Power's statements of income. Georgia Power's capacity payments related to this commitment totaled $4 million, $6 million, and $5 million in 2022, 2021, and 2020, respectively. At December 31, 2022, Georgia Power's estimated long-term obligations related to this commitment totaled $41 million, consisting of $3 million for 2023, $4 million annually for 2024 and 2025, $2 million annually for 2026 and 2027, and $26 million thereafter.
See Note 9 for information regarding PPAs accounted for as leases.
Southern Company Gas has commitments for pipeline charges, storage capacity, and gas supply, including charges recoverable through natural gas cost recovery mechanisms or, alternatively, billed to marketers selling retail natural gas. Gas supply commitments include amounts for gas commodity purchases associated with Nicor Gas and SouthStar of 34 million mmBtu at floating gas prices calculated using forward natural gas prices at December 31, 2022 and valued at $157 million. Southern Company Gas provides guarantees to certain gas suppliers for certain of its subsidiaries in support of payment obligations. Southern Company Gas' expected future contractual obligations for pipeline charges, storage capacity, and gas supply that are not recognized on the balance sheets at December 31, 2022 were as follows:

Pipeline Charges, Storage Capacity, and Gas Supply
(in millions)
2023	$637
2024	455
2025	390
2026	212
2027	134
Thereafter	871
Total	$2,699
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

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

Alabama Power has guaranteed a $100 million principal amount long-term bank loan SEGCO entered into in 2018 and subsequently extended and amended. Georgia Power has agreed to reimburse Alabama Power for the portion of such obligation corresponding to Georgia Power's proportionate ownership of SEGCO's stock if Alabama Power is called upon to make such payment under its guarantee. At December 31, 2022, the capitalization of SEGCO consisted of $80 million of equity and $100 million of long-term debt that matures in November 2024, on which the annual interest requirement is derived from a variable rate index. In addition, SEGCO had short-term debt outstanding of $17 million. See Note 7 under "SEGCO" for additional information.
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
	(in millions)
2022
Operating revenues
Retail electric revenues
Residential	$6,604	$2,638	$3,664	$302	$—	$—
Commercial	5,369	1,685	3,385	299	—	—
Industrial	3,764	1,507	1,921	336	—	—
Other	102	14	79	9	—	—
Total retail electric revenues	15,839	5,844	9,049	946	—	—
Natural gas distribution revenues
Residential	2,843	—	—	—	—	2,843
Commercial	763	—	—	—	—	763
Transportation	1,186	—	—	—	—	1,186
Industrial	84	—	—	—	—	84
Other	342	—	—	—	—	342
Total natural gas distribution revenues	5,218	—	—	—	—	5,218
Wholesale electric revenues
PPA energy revenues	2,274	489	130	16	1,673	—
PPA capacity revenues	596	194	47	4	356	—
Non-PPA revenues	250	200	30	690	740	—
Total wholesale electric revenues	3,120	883	207	710	2,769	—
Other natural gas revenues
Gas marketing services	636	—	—	—	—	636
Other natural gas revenues	51	—	—	—	—	51
Total natural gas revenues	687	—	—	—	—	687
Other revenues	1,077	194	446	47	36	—
Total revenue from contracts with customers	25,941	6,921	9,702	1,703	2,805	5,905
Other revenue sources(a)	3,338	896	1,882	(9)	564	57
Total operating revenues	$29,279	$7,817	$11,584	$1,694	$3,369	$5,962

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
2021
Operating revenues
Retail electric revenues
Residential	$6,207	$2,467	$3,471	$269	$—	$—
Commercial	4,877	1,600	3,010	267	—	—
Industrial	3,067	1,386	1,391	290	—	—
Other	93	17	68	8	—	—
Total retail electric revenues	14,244	5,470	7,940	834	—	—
Natural gas distribution revenues
Residential	1,799	—	—	—	—	1,799
Commercial	470	—	—	—	—	470
Transportation	1,038	—	—	—	—	1,038
Industrial	49	—	—	—	—	49
Other	269	—	—	—	—	269
Total natural gas distribution revenues	3,625	—	—	—	—	3,625
Wholesale electric revenues
PPA energy revenues	1,122	184	95	11	854	—
PPA capacity revenues	493	115	55	5	323	—
Non-PPA revenues	236	170	21	401	398	—
Total wholesale electric revenues	1,851	469	171	417	1,575	—
Other natural gas revenues
Wholesale gas services	2,168	—	—	—	—	2,168
Gas marketing services	464	—	—	—	—	464
Other natural gas revenues	36	—	—	—	—	36
Total other natural gas revenues	2,668	—	—	—	—	2,668
Other revenues	1,075	202	452	31	30	—
Total revenue from contracts with customers	23,463	6,141	8,563	1,282	1,605	6,293
Other revenue sources(a)	3,349	272	697	40	611	1,786
Other adjustments(b)	(3,699)	—	—	—	—	(3,699)
Total operating revenues	$23,113	$6,413	$9,260	$1,322	$2,216	$4,380

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
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

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

Contract Balances
The following table reflects the closing balances of receivables, contract assets, and contract liabilities related to revenues from contracts with customers at December 31, 2022 and 2021:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Accounts Receivable
At December 31, 2022	$3,123	$696	$922	$92	$237	$1,107
At December 31, 2021	2,504	589	736	73	149	753
Contract Assets
At December 31, 2022	$156	$2	$89	$—	$—	$—
At December 31, 2021	117	2	63	—	1	—
Contract Liabilities
At December 31, 2022	$45	$4	$9	$—	$1	$—
At December 31, 2021	57	4	14	—	1	—
At December 31, 2022 and 2021, Georgia Power had contract assets primarily related to retail customer fixed bill programs, where the payment is contingent upon Georgia Power's continued performance and the customer's continued participation in the program over a one-year contract term, and unregulated service agreements, where payment is contingent on project completion. Contract liabilities for Georgia Power relate to cash collections recognized in advance of revenue for unregulated service agreements. Southern Company's unregulated distributed generation business had contract assets of $65 million and $50 million at December 31, 2022 and 2021, respectively, and contract liabilities of $32 million and $39 million at December 31, 2022 and 2021, respectively, for outstanding performance obligations.
Revenues recognized in 2022 and 2021, which were included in contract liabilities at December 31, 2021 and December 31, 2020, respectively, were $36 million and $29 million, respectively, for Southern Company and immaterial for the other Registrants.
Remaining Performance Obligations
The Subsidiary Registrants have long-term contracts with customers in which revenues are recognized as performance obligations are satisfied over the contract term. For the traditional electric operating companies and Southern Power, these contracts primarily relate to PPAs whereby electricity and generation capacity are provided to a customer. The revenue recognized for the delivery of electricity is variable; however, certain PPAs include a fixed payment for fixed generation capacity over the term of the contract. For Southern Company Gas, these contracts involve energy infrastructure enhancement and upgrade projects for certain governmental customers. Southern Company's unregulated distributed generation business also has partially satisfied performance obligations related to certain fixed price contracts. Revenues from contracts with customers related to these performance obligations remaining at December 31, 2022 are expected to be recognized as follows:

	2023	2024	2025	2026	2027	Thereafter
	(in millions)
Southern Company	$640	$483	$332	$311	$315	$2,076
Alabama Power	24	7	6	—	—	—
Georgia Power	74	39	22	11	10	10
Southern Power	355	345	302	303	310	2,077
Southern Company Gas	34	29	—	—	—	—
Revenue expected to be recognized for performance obligations remaining at December 31, 2022 was immaterial for Mississippi Power.

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
The Registrants' property, plant, and equipment in service consisted of the following at December 31, 2022 and 2021:

At December 31, 2022:	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Electric utilities:
Generation	$51,756	$15,920	$17,755	$2,826	$14,619	$—
Transmission	14,201	5,658	7,576	927	—	—
Distribution	24,200	9,154	13,819	1,228	—	—
General/other	5,806	2,740	2,729	273	39	—
Electric utilities' plant in service	95,963	33,472	41,879	5,254	14,658	—
Southern Company Gas:
Natural gas distribution utilities transportation and distribution	16,810	—	—	—	—	16,810
Storage facilities	1,553	—	—	—	—	1,553
Other	1,360	—	—	—	—	1,360
Southern Company Gas plant in service	19,723	—	—	—	—	19,723
Other plant in service	1,843	—	—	—	—	—
Total plant in service	$117,529	$33,472	$41,879	$5,254	$14,658	$19,723

At December 31, 2021:	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Electric utilities:
Generation	$53,803	$16,631	$19,184	$2,791	$14,551	$—
Transmission	13,406	5,334	7,132	900	—	—
Distribution	22,236	8,643	12,437	1,156	—	—
General/other	5,423	2,527	2,579	259	34	—
Electric utilities' plant in service	94,868	33,135	41,332	5,106	14,585	—
Southern Company Gas:
Natural gas distribution utilities transportation and distribution	15,714	—	—	—	—	15,714
Storage facilities	1,315	—	—	—	—	1,315
Other	1,851	—	—	—	—	1,851
Southern Company Gas plant in service	18,880	—	—	—	—	18,880
Other plant in service	1,844	—	—	—	—	—
Total plant in service	$115,592	$33,135	$41,332	$5,106	$14,585	$18,880
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

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

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
The Registrants have deferred certain implementation costs related to cloud hosting arrangements. At December 31, 2022 and 2021, deferred cloud implementation costs, net of amortization, which are generally included in other deferred charges and assets on the Registrants' balance sheets, are as follows:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Deferred cloud implementation costs, net:
At December 31, 2022	$345	$81	$108	$14	$18	$54
At December 31, 2021	240	54	81	11	14	35
Once a hosted software is placed into service, the related deferred costs are amortized on a straight-line basis over the remaining expected hosting arrangement term, including any renewal options that are reasonably certain of exercise. The amortization is reflected with the associated cloud hosting fees, which are generally reflected in other operations and maintenance expenses on the Registrants' statements of income. In 2022, amortization of deferred cloud implementation costs recognized was $29 million for Southern Company, $8 million for Alabama Power, $12 million for Georgia Power, and immaterial for the other Registrants. In 2021, amortization from deferred cloud implementation costs was immaterial for all Registrants.
See Note 2 under "Regulatory Assets and Liabilities," "Alabama Power – Software Accounting Order," and "Mississippi Power – Software Accounting Order" for information on deferrals of certain other operations and maintenance costs associated with software and cloud computing projects by the traditional electric operating companies and natural gas distribution utilities, as authorized by their respective state PSCs or applicable state regulatory agencies.
Depreciation and Amortization
The traditional electric operating companies' and Southern Company Gas' depreciation of the original cost of utility plant in service is provided primarily by using composite straight-line rates. The approximate rates for 2022, 2021, and 2020 are as follows:

	2022	2021	2020
Alabama Power	2.7%	2.7%	2.6%
Georgia Power	3.3%	3.3%	3.0%
Mississippi Power	3.4%	3.6%	3.7%
Southern Company Gas	2.7%	2.8%	2.8%
Depreciation studies are conducted periodically to update the composite rates. These studies are filed with the respective state PSC and/or other applicable state and federal regulatory agencies for the traditional electric operating companies and the natural gas distribution utilities. Effective April 1, 2020, Mississippi Power's depreciation rates were revised. Effective January 1, 2023, Alabama Power's and Georgia Power's depreciation rates were revised. See Note 2 for additional information.
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

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

At December 31, 2022 and 2021, accumulated depreciation for Southern Company and Southern Company Gas consisted of utility plant in service totaling $34.3 billion and $33.1 billion, respectively, for Southern Company and $5.1 billion and $4.8 billion, respectively, for Southern Company Gas, as well as other plant in service totaling $963 million and $930 million, respectively, for Southern Company and $184 million and $219 million, respectively, for Southern Company Gas. Other plant in service includes the non-utility assets of Southern Company Gas, as well as, for Southern Company, certain other non-utility subsidiaries. Depreciation of the original cost of other plant in service is provided primarily on a straight-line basis over estimated useful lives. Useful lives for Southern Company Gas's non-utility assets range from five to 12 years for transportation equipment, 30 to 75 years for storage facilities, and up to 75 years for other assets. Useful lives for the assets of Southern Company's other non-utility subsidiaries range up to 30 years.
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

Southern Power Generating Facility	Useful life
Natural gas	Up to 50 years
Solar	Up to 35 years
Wind	Up to 35 years(*)
(*)Effective January 1, 2022, Southern Power revised the depreciable lives of its wind generating facilities from up to 30 years to up to 35 years. This revision resulted in an immaterial decrease in depreciation for 2022.
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

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

Joint Ownership Agreements
At December 31, 2022, the Registrants' percentage ownership and investment (exclusive of nuclear fuel) in jointly-owned facilities in commercial operation were as follows:

Facility (Type)	Percent Ownership		Plant in Service	Accumulated Depreciation	CWIP
			(in millions)
Alabama Power
Greene County (natural gas) Units 1 and 2	60.0%	(a)	$193	$85	$—
Plant Miller (coal) Units 1 and 2	91.8	(b)	2,148	712	13

Georgia Power
Plant Hatch (nuclear)	50.1%	(c)	$1,401	$671	$62
Plant Vogtle (nuclear) Units 1 and 2	45.7	(c)	3,628	2,298	94
Plant Scherer (coal) Units 1 and 2	8.4	(c)	276	106	1
Plant Scherer (coal) Unit 3	75.0	(c)	1,317	567	6
Rocky Mountain (pumped storage)	25.4	(d)	184	153	1

Mississippi Power
Greene County (natural gas) Units 1 and 2	40.0%	(a)	$125	$70	$—
Plant Daniel (coal) Units 1 and 2	50.0	(e)	765	257	30

Southern Company Gas
Dalton Pipeline (natural gas pipeline)	50.0%	(f)	$271	$23	$—
(a)Jointly owned by Alabama Power and Mississippi Power and operated and maintained by Alabama Power.
(b)Jointly owned with PowerSouth and operated and maintained by Alabama Power.
(c)Georgia Power owns undivided interests in Plants Hatch, Vogtle Units 1 and 2, and Scherer in varying amounts jointly with one or more of the following entities: OPC, MEAG Power, Dalton, FP&L, and JEA. Georgia Power has been contracted to operate and maintain the plants as agent for the co-owners and is jointly and severally liable for third party claims related to these plants.
(d)Jointly owned with OPC, which is the operator of the plant.
(e)Jointly owned by FP&L and Mississippi Power. In accordance with the operating agreement, Mississippi Power acts as FP&L's agent with respect to the operation and maintenance of these units. See Note 3 under "Other Matters – Mississippi Power – Plant Daniel" for additional information.
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
Georgia Power currently holds a 45.7% ownership interest in Plant Vogtle Units 3 and 4, which are under construction and had a CWIP balance of $9.7 billion at December 31, 2022, excluding charges recorded in 2018, 2020, 2021, and 2022 for the estimated probable loss associated with construction. See Note 2 under "Georgia Power – Nuclear Construction" for additional information.
The Registrants' proportionate share of their jointly-owned facility operating expenses is included in the corresponding operating expenses in the statements of income and each Registrant is responsible for providing its own financing.
Assets Subject to Lien
Mississippi Power provides retail service to its largest retail customer, Chevron Products Company (Chevron), at its refinery in Pascagoula, Mississippi through at least 2038 in accordance with agreements approved by the Mississippi PSC. The agreements grant Chevron a security interest in the co-generation assets located at the refinery and owned by Mississippi Power, with a lease receivable balance of $157 million at December 31, 2022, that is exercisable upon the occurrence of (i) certain bankruptcy events or (ii) other events of default coupled with specific reductions in steam output at the facility and a downgrade of Mississippi Power's credit rating to below investment grade by two of the three rating agencies. See Note 9 under "Lessor" for additional information.
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
Details of the AROs included in the balance sheets are as follows:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power(*)
	(in millions)
Balance at December 31, 2020	$10,684	$3,974	$6,265	$176	$95
Liabilities incurred	26	—	3	—	23
Liabilities settled	(456)	(202)	(210)	(24)	—
Accretion	407	156	236	7	5
Cash flow revisions	1,026	406	530	31	8
Balance at December 31, 2021	$11,687	$4,334	$6,824	$190	$131
Liabilities incurred	36	—	35	—	—
Liabilities settled	(455)	(205)	(212)	(20)	—
Accretion	406	158	231	6	6
Cash flow revisions	(834)	—	(844)	3	7
Balance at December 31, 2022	$10,840	$4,287	$6,034	$179	$144
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

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

During 2021, Georgia Power refined the cost estimates related to its plans to close the ash ponds at all of its generating plants in compliance with the CCR Rule and the related state rule, including updates to estimates for inflation rates and the timing of closure activities, and recorded an increase of approximately $435 million to its AROs related to the CCR Rule and the related state rule. In December 2022, Georgia Power recorded a net decrease of approximately $780 million to its AROs related to the CCR Rule and the related state rule resulting from changes in estimates, including lower future inflation rates, higher discount rates, and timing of closure activities, as well as a change in closure methodology for one ash pond as approved in Georgia Power's 2022 IRP. See Note 2 under "Georgia Power – Integrated Resource Plans" for additional information.
During 2021, Mississippi Power recorded an increase of approximately $31 million to its AROs related to the CCR Rule based on updated estimates for the timing of closure activities, post-closure costs at one of its ash ponds, and inflation rates.
The cost estimates for AROs related to the disposal of CCR are based on information at December 31, 2022 using various assumptions related to closure and post-closure costs, timing of future cash outlays, inflation and discount rates, and the potential methods for complying with the CCR Rule and the related state rules. The traditional electric operating companies have periodically updated, and expect to continue periodically updating, their related cost estimates and ARO liabilities for each CCR unit as additional information related to these assumptions becomes available. Some of these updates have been, and future updates may be, material. The cost estimates for Alabama Power and Mississippi Power are based on closure-in-place for all ash ponds. The cost estimates for Georgia Power are based on a combination of closure-in-place for some ash ponds and closure by removal for others. Additionally, the closure designs and plans in the States of Alabama and Georgia are subject to approval by environmental regulatory agencies. Absent continued recovery of ARO costs through regulated rates, results of operations, cash flows, and financial condition for Southern Company and the traditional electric operating companies could be materially impacted. The ultimate outcome of these matters cannot be determined at this time.
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
The Funds at Georgia Power participate in a securities lending program through the managers of the Funds. Under this program, Georgia Power's Funds' investment securities are loaned to institutional investors for a fee. Securities loaned are fully collateralized by cash, letters of credit, and/or securities issued or guaranteed by the U.S. government or its agencies or instrumentalities. At December 31, 2022 and 2021, approximately $35 million and $42 million, respectively, of the fair market value of Georgia Power's Funds' securities were on loan and pledged to creditors under the Funds' managers' securities lending program. The fair value of the collateral received was approximately $36 million and $43 million at December 31, 2022 and 2021, respectively, and can only be sold by the borrower upon the return of the loaned securities. The collateral received is treated as a non-cash item in the statements of cash flows.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

Investment securities in the Funds for December 31, 2022 and 2021 were as follows:

	Southern Company	Alabama Power	Georgia Power
	(in millions)
At December 31, 2022:
Equity securities	$1,095	$690	$405
Debt securities	838	267	571
Other securities	210	168	42
Total investment securities in the Funds	$2,143	$1,125	$1,018

At December 31, 2021:
Equity securities	$1,358	$849	$509
Debt securities	986	316	670
Other securities	197	159	38
Total investment securities in the Funds	$2,541	$1,324	$1,217
These amounts exclude receivables related to investment income and pending investment sales and payables related to pending investment purchases. For Southern Company and Georgia Power, these amounts include Georgia Power's investment securities pledged to creditors and collateral received and excludes payables related to Georgia Power's securities lending program.
The fair value increases (decreases) of the Funds, including unrealized gains (losses) and reinvested interest and dividends and excluding the Funds' expenses, for 2022, 2021, and 2020 are shown in the table below.

	Southern Company	Alabama Power	Georgia Power
	(in millions)
Fair value increases (decreases)
2022	$(360)	$(171)	$(189)
2021	274	200	74
2020	280	142	138

Unrealized gains (losses)
At December 31, 2022	$(391)	$(204)	$(187)
At December 31, 2021	(27)	(30)	3
At December 31, 2020	220	121	99
The investment securities held in the Funds continue to be managed with a long-term focus. Accordingly, all purchases and sales within the Funds are presented separately in the statements of cash flows as investing cash flows, consistent with the nature of the securities and purpose for which the securities were acquired.
For Alabama Power, approximately $14 million and $15 million at December 31, 2022 and 2021, respectively, previously recorded in internal reserves is being transferred into the Funds through 2040 as approved by the Alabama PSC.
The NRC's minimum external funding requirements are based on a generic estimate of the cost to decommission only the radioactive portions of a nuclear unit based on the size and type of reactor. Alabama Power and Georgia Power have filed plans with the NRC designed to ensure that, over time, the deposits and earnings of the Funds will provide the minimum funding amounts prescribed by the NRC.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

At December 31, 2022 and 2021, the accumulated provisions for the external decommissioning trust funds were as follows:

	2022	2021
	(in millions)
Alabama Power
Plant Farley	$1,125	$1,324

Georgia Power
Plant Hatch	$628	$757
Plant Vogtle Units 1 and 2	382	460
Plant Vogtle Unit 3	8	—
Total	$1,018	$1,217
Site study cost is the estimate to decommission a specific facility as of the site study year. The decommissioning cost estimates are based on prompt dismantlement and removal of the plant from service. The actual decommissioning costs may vary from these estimates because of changes in the assumed date of decommissioning, changes in NRC requirements, or changes in the assumptions used in making these estimates. The estimated costs of decommissioning at December 31, 2022 based on the most current studies, which were performed in 2018 for Alabama Power and in 2021 for Georgia Power, were as follows:

	Plant Farley	Plant Hatch(*)	Plant Vogtle Units 1 and 2(*)
Decommissioning periods:
Beginning year	2037	2034	2047
Completion year	2076	2075	2079
	(in millions)
Site study costs:
Radiated structures	$1,234	$771	$628
Spent fuel management	387	186	170
Non-radiated structures	99	61	85
Total site study costs	$1,720	$1,018	$883
(*)Based on Georgia Power's ownership interests.
For ratemaking purposes, Alabama Power's decommissioning costs are based on the site study and Georgia Power's decommissioning costs are based on the NRC generic estimate to decommission the radioactive portion of the facilities and the site study estimate for spent fuel management as of 2021. Significant assumptions used to determine these costs for ratemaking were an estimated inflation rate of 4.5% and 2.5% for Alabama Power and Georgia Power, respectively, and an estimated trust earnings rate of 7.0% and 4.5% for Alabama Power and Georgia Power, respectively. The next site study for Alabama Power is expected to be completed later in 2023.
Alabama Power's site-specific estimates of decommissioning costs for Plant Farley are updated every five years. Projections of funds are reviewed with the Alabama PSC to ensure that, over time, the deposits and earnings of the Funds will provide adequate funding to cover the site-specific costs. If necessary, Alabama Power would seek the Alabama PSC's approval to address any changes in a manner consistent with NRC and other applicable requirements.
Under the 2019 ARP, Georgia Power's annual decommissioning cost for ratemaking was a total of $4 million for Plant Hatch and Plant Vogtle Units 1 and 2. Effective January 1, 2023, as approved in the 2022 ARP, there is no annual decommissioning cost for ratemaking. Any funding amount required by the NRC during the period covered by the 2022 ARP will be deferred to a regulatory asset and recovery is expected to be determined in Georgia Power's next base rate case. See Note 2 under "Georgia Power – Rate Plans – 2022 ARP" for additional information.
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
Southern Company
At December 31, 2022 and 2021, Southern Holdings had equity method investments totaling $112 million and $101 million, respectively, primarily related to investments in venture capital funds focused on energy and utility investments. Earnings from these investments were immaterial for all periods presented.
SEGCO
Alabama Power and Georgia Power own equally all of the outstanding capital stock of SEGCO, which owns electric generating units with a total rated capacity of 1,020 MWs, as well as associated transmission facilities. Retirement of SEGCO's generating units is expected to occur by December 31, 2028. Alabama Power and Georgia Power account for SEGCO using the equity method; Southern Company consolidates SEGCO. The capacity of these units is sold equally to Alabama Power and Georgia Power. Alabama Power and Georgia Power make payments sufficient to provide for the operating expenses, taxes, interest expense, and a ROE. The share of purchased power included in purchased power, affiliates in the statements of income totaled $124 million in 2022, $75 million in 2021, and $67 million in 2020 for Alabama Power and $127 million in 2022, $77 million in 2021, and $69 million in 2020 for Georgia Power.
SEGCO paid dividends of $14 million in 2022, $14 million in 2021, and $12 million in 2020, one half of which were paid to each of Alabama Power and Georgia Power. In addition, Alabama Power and Georgia Power each recognize 50% of SEGCO's net income.
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
SP Solar and SP Wind
SP Solar is owned by Southern Power and Global Atlantic Financial Group Limited (Global Atlantic). A wholly-owned subsidiary of Southern Power is the general partner and holds a 1% ownership interest, and another wholly-owned subsidiary of Southern Power owns a 66% ownership interest. Global Atlantic is the limited partner and holds the remaining 33% noncontrolling interest. SP Solar qualifies as a VIE since the arrangement is structured as a limited partnership and the 33% limited partner does not have substantive kick-out rights against the general partner.
At December 31, 2022 and 2021, SP Solar had total assets of $5.9 billion and $6.1 billion, respectively, total liabilities of $0.4 billion, and noncontrolling interests of $1.1 billion. Cash distributions from SP Solar are allocated 67% to Southern Power and 33% to Global Atlantic in accordance with their partnership interest percentage. Under the terms of the limited partnership agreement, distributions without limited partner consent are limited to available cash and SP Solar is obligated to distribute all such available cash to its partners each quarter. Available cash includes all cash generated in the quarter subject to the maintenance of appropriate operating reserves.
SP Wind is owned by Southern Power and three financial investors. A wholly-owned subsidiary of Southern Power owns 100% of the Class B membership interests and the three financial investors own 100% of the Class A membership interests. SP Wind

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

qualifies as a VIE since the structure of the arrangement is similar to a limited partnership and the Class A members do not have substantive kick-out rights against Southern Power.
At December 31, 2022 and 2021, SP Wind had total assets of $2.2 billion and $2.3 billion, respectively, total liabilities of $169 million and $130 million, respectively, and noncontrolling interests of $39 million and $41 million, respectively. Under the terms of the limited liability agreement, distributions without Class A member consent are limited to available cash and SP Wind is obligated to distribute all such available cash to its members each quarter. Available cash includes all cash generated in the quarter subject to the maintenance of appropriate operating reserves. Cash distributions from SP Wind are generally allocated 60% to Southern Power and 40% to the three financial investors in accordance with the limited liability agreement.
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
At December 31, 2022 and 2021, the other VIEs had total assets of $1.8 billion and $1.9 billion, respectively, total liabilities of $0.2 billion and $0.3 billion, respectively, and noncontrolling interests of $0.8 billion and $0.9 billion, respectively. Under the terms of the partnership agreements, distributions of all available cash are required each month or quarter and additional distributions require partner consent.
Equity Method Investments
At December 31, 2022 and 2021, Southern Power had equity method investments in wind and battery energy storage projects totaling $49 million and $86 million, respectively. Earnings (loss) from these investments were immaterial for all periods presented. During 2022, Southern Power sold equity method investments in wind projects and received proceeds totaling $38 million. The gains associated with the sales were immaterial. Subsequent to December 31, 2022, Southern Power sold its remaining equity method investments in wind and battery energy storage projects and received proceeds of $50 million. The gains associated with the transactions were immaterial.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

Southern Company Gas
Equity Method Investments
The carrying amounts of Southern Company Gas' equity method investments at December 31, 2022 and 2021 and related earnings (loss) from those investments for the years ended December 31, 2022, 2021, and 2020 were as follows:

Investment Balance	December 31, 2022	December 31, 2021
	(in millions)
SNG	$1,243	$1,129
Other(*)	33	44
Total	$1,276	$1,173
(*)Balance at December 31, 2022 reflects an $11 million distribution received in 2022 from PennEast Pipeline.

Earnings (Loss) from Equity Method Investments	2022	2021	2020
	(in millions)
SNG	$146	$127	$129
PennEast Pipeline(*)	—	(81)	7
Other	2	4	5
Total	$148	$50	$141
(*)For 2021, includes pre-tax impairment charges totaling $84 million. See "PennEast Pipeline Project" herein for additional information, including the September 2021 cancellation of the project. For 2020, earnings primarily result from AFUDC equity recorded by the project entity.
PennEast Pipeline Project
In 2014, Southern Company Gas entered into a partnership in which it holds a 20% ownership interest in the PennEast Pipeline, an interstate pipeline company formed to develop and operate an approximate 118-mile natural gas pipeline between New Jersey and Pennsylvania. In 2019, an appellate court ruled that the PennEast Pipeline does not have federal eminent domain authority over lands in which a state has property rights interests. In June 2021, the U.S. Supreme Court ruled in favor of PennEast Pipeline following a review of the appellate court decision. Southern Company Gas assesses its equity method investments for impairment whenever events or changes in circumstances indicate that the investment may be impaired. Following the U.S. Supreme Court ruling, during the second quarter 2021, Southern Company Gas management reassessed the project construction timing, including the anticipated timing for receipt of a FERC certificate and all remaining state and local permits, as well as potential challenges thereto, and performed an impairment analysis. The outcome of the analysis resulted in a pre-tax impairment charge of $82 million ($58 million after tax). In September 2021, PennEast Pipeline announced that further development of the project was no longer supported, and, as a result, all further development of the project ceased. During the third quarter 2021, Southern Company Gas recorded an additional pre-tax charge of $2 million ($2 million after tax) related to its share of the project level impairment, as well as $7 million of additional tax expense, resulting in total pre-tax charges of $84 million ($67 million after tax) during 2021 related to the project.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

8. FINANCING
Long-term Debt
Details of long-term debt at December 31, 2022 and 2021 are provided in the following table:

	At December 31, 2022		Balance Outstanding at December 31,
	Maturity	Weighted Average Interest Rate	2022	2021
			(in millions)
Southern Company
Senior notes(a)	2023-2052	3.87%	$35,683	$33,120
Junior subordinated notes	2024-2081	4.58%	8,836	8,918
FFB loans(b)	2023-2044	2.88%	4,874	4,962
Revenue bonds(c)	2024-2062	3.25%	2,844	2,662
First mortgage bonds(d)	2023-2062	3.46%	2,275	2,100
Medium-term notes	2026-2027	7.03%	84	130
Other long-term debt	2024-2045	4.96%	167	270
Finance lease obligations(e)			314	215
Unamortized fair value adjustment			330	359
Unamortized debt premium (discount), net			(193)	(216)
Unamortized debt issuance expenses			(273)	(243)
Total long-term debt			54,941	52,277
Less: Amount due within one year			4,285	2,157
Total long-term debt excluding amount due within one year			$50,656	$50,120
Alabama Power
Senior notes	2023-2052	3.86%	$9,675	$8,725
Revenue bonds(c)	2024-2038	3.44%	995	995
Other long-term debt	2026	5.62%	45	45
Finance lease obligations(e)			5	4
Unamortized debt premium (discount), net			(18)	(18)
Unamortized debt issuance expenses			(72)	(64)
Total long-term debt			10,630	9,687
Less: Amount due within one year			301	751
Total long-term debt excluding amount due within one year			$10,329	$8,936
Georgia Power
Senior notes	2023-2052	3.90%	$7,925	$6,825
Junior subordinated notes	2077	5.00%	270	270
FFB loans(b)	2023-2044	2.88%	4,874	4,962
Revenue bonds(c)	2025-2062	3.13%	1,738	1,591
Other long-term debt			—	125
Finance lease obligations(e)			238	136
Unamortized debt premium (discount), net			(18)	(11)
Unamortized debt issuance expenses			(117)	(114)
Total long-term debt			14,910	13,784
Less: Amount due within one year			901	675
Total long-term debt excluding amount due within one year			$14,009	$13,109

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

	At December 31, 2022		Balance Outstanding at December 31,
	Maturity	Weighted Average Interest Rate	2022	2021
			(in millions)
Mississippi Power
Senior notes	2024-2051	3.93%	$1,425	$1,425
Revenue bonds(c)	2025-2052	3.55%	111	76
Finance lease obligations(e)			17	18
Unamortized debt premium (discount), net			2	2
Unamortized debt issuance expenses			(10)	(10)
Total long-term debt			1,545	1,511
Less: Amount due within one year			1	1
Total long-term debt excluding amount due within one year			$1,544	$1,510
Southern Power
Senior notes(a)	2023-2046	3.92%	$2,998	$3,711
Unamortized debt premium (discount), net			(5)	(6)
Unamortized debt issuance expenses			(14)	(17)
Total long-term debt			2,979	3,688
Less: Amount due within one year			290	679
Total long-term debt excluding amount due within one year			$2,689	$3,009
Southern Company Gas
Senior notes	2023-2051	4.08%	$4,769	$4,348
First mortgage bonds(d)	2023-2062	3.46%	2,275	2,100
Medium-term notes	2026-2027	7.03%	84	130
Other long-term debt	2024-2045	3.81%	22	—
Unamortized fair value adjustment			330	359
Unamortized debt premium (discount), net			(8)	(35)
Unamortized debt issuance expenses			(30)	—
Total long-term debt			7,442	6,902
Less: Amount due within one year			400	47
Total long-term debt excluding amount due within one year			$7,042	$6,855
(a)Includes a fair value gain (loss) of $(31) million and $5 million at December 31, 2022 and 2021, respectively, related to Southern Power's foreign currency hedge on its euro-denominated senior notes.
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
(c)Revenue bond obligations represent loans to the traditional electric operating companies from public authorities of funds derived from sales by such authorities of revenue bonds issued to finance pollution control and solid waste disposal and wastewater facilities. In some cases, the revenue bond obligations represent obligations under installment sales agreements with respect to facilities constructed with the proceeds of revenue bonds issued by public authorities. The traditional electric operating companies are required to make payments sufficient for the authorities to meet principal and interest requirements of such bonds. Proceeds from certain issuances are restricted until qualifying expenditures are incurred.
(d)Secured by substantially all of Nicor Gas' properties.
(e)Secured by the underlying lease ROU asset. See Note 9 for additional information.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

Maturities of long-term debt for the next five years are as follows:

	Southern Company(a)	Alabama Power	Georgia Power(b)	Mississippi Power	Southern Power(c)	Southern Company Gas
	(in millions)
2023	$4,293	$301	$901	$1	$290	$400
2024	2,280	23	499	201	—	—
2025	1,699	251	145	12	500	300
2026	3,726	46	445	1	964	530
2027	2,074	550	510	11	—	154
(a)See notes (b) and (c) below.
(b)Amounts include principal amortization related to the FFB borrowings; however, the final maturity date is February 20, 2044. See "DOE Loan Guarantee Borrowings" herein for additional information.
(c)Southern Power's 2026 maturities include $564 million of euro-denominated debt at the U.S. dollar denominated hedge settlement amount.
DOE Loan Guarantee Borrowings
Pursuant to the loan guarantee program established under Title XVII of the Energy Policy Act of 2005 (Title XVII Loan Guarantee Program), Georgia Power and the DOE entered into a loan guarantee agreement in 2014 and the Amended and Restated Loan Guarantee Agreement in 2019. Under the Amended and Restated Loan Guarantee Agreement, the DOE agreed to guarantee the obligations of Georgia Power under the FFB Credit Facilities. Under the FFB Credit Facilities, Georgia Power was authorized to make term loan borrowings through the FFB in an amount up to approximately $5.130 billion, provided that total aggregate borrowings under the FFB Credit Facilities could not exceed 70% of (i) Eligible Project Costs minus (ii) approximately $1.492 billion (reflecting the amounts received by Georgia Power under the Guarantee Settlement Agreement less the related customer refunds).
In 2021, Georgia Power made the final borrowings under the FFB Credit Facilities and no further borrowings are permitted. During 2022, Georgia Power made principal amortization payments of $88 million under the FFB Credit Facilities. At December 31, 2022 and 2021, Georgia Power had $4.9 billion and $5.0 billion of borrowings outstanding under the FFB Credit Facilities, respectively.
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
As discussed under "Long-term Debt" herein, the Registrants had secured debt outstanding at December 31, 2022 and 2021. Each Registrant's senior notes, junior subordinated notes, revenue bond obligations, bank term loans, credit facility borrowings, and notes payable are effectively subordinated to all secured debt of each respective Registrant.
Equity Units
In May 2022, Southern Company remarketed $862.5 million aggregate principal amount of its Series 2019A Remarketable Junior Subordinated Notes due August 1, 2024 (2019A RSNs) and $862.5 million aggregate principal amount of its Series 2019B Remarketable Junior Subordinated Notes due August 1, 2027 (2019B RSNs), pursuant to the terms of its 2019 Series A Equity Units (Equity Units). In connection with the remarketing, the interest rates on the 2019A RSNs and the 2019B RSNs were reset to 4.475% and 5.113%, respectively, payable on a semi-annual basis. On August 1, 2022, the proceeds were ultimately used to settle the purchase contracts entered into as part of the Equity Units and Southern Company issued approximately 25.2 million shares of common stock and received proceeds of $1.725 billion. At December 30, 2022 and 2021, the 2019A RSNs and the 2019B RSNs are included in long-term debt on Southern Company's consolidated balance sheets.
Bank Credit Arrangements
At December 31, 2022, committed credit arrangements with banks were as follows:

	Expires
Company	2023	2024	2025	2026	Total	Unused	Due within One Year
	(in millions)
Southern Company parent	$—	$—	$—	$2,000	$2,000	$1,998	$—
Alabama Power	—	550	—	700	1,250	1,250	—
Georgia Power	—	—	—	1,750	1,750	1,726	—
Mississippi Power	—	150	125	—	275	275	—
Southern Power(a)	—	—	—	600	600	569	—
Southern Company Gas(b)	250	—	—	1,500	1,750	1,748	250
SEGCO	30	—	—	—	30	30	30
Southern Company	$280	$700	$125	$6,550	$7,655	$7,596	$280
(a)Does not include Southern Power Company's two $75 million continuing letter of credit facilities for standby letters of credit, of which $9 million and $5 million, respectively, was unused at December 31, 2022. In December 2022, Southern Power amended one of the $75 million letter of credit facilities, which extended the expiration date from 2023 to 2025. The second $75 million letter of credit facility also expires in 2025. Southern Power's subsidiaries are not parties to its bank credit arrangements or letter of credit facilities.
(b)Southern Company Gas, as the parent entity, guarantees the obligations of Southern Company Gas Capital, which is the borrower of $800 million of the credit arrangement expiring in 2026. Southern Company Gas' committed credit arrangement expiring in 2026 also includes $700 million for which Nicor Gas is the borrower and which is restricted for working capital needs of Nicor Gas. Pursuant to the multi-year credit arrangement expiring in 2026, the allocations between Southern Company Gas Capital and Nicor Gas may be adjusted. Nicor Gas is also the borrower under a $250 million credit arrangement expiring in 2023. See "Structural Considerations" herein for additional information.
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

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

These bank credit arrangements, as well as the term loan arrangements of the Registrants, Nicor Gas, and SEGCO, contain covenants that limit debt levels and contain cross-acceleration or, in the case of Southern Power, cross-default provisions to other indebtedness (including guarantee obligations) that are restricted only to the indebtedness of the individual company. Such cross-default provisions to other indebtedness would trigger an event of default if Southern Power defaulted on indebtedness or guarantee obligations over a specified threshold. Such cross-acceleration provisions to other indebtedness would trigger an event of default if the applicable borrower defaulted on indebtedness, the payment of which was then accelerated. Southern Company's, Southern Company Gas', and Nicor Gas' credit arrangements contain covenants that limit debt levels to 70% of total capitalization, as defined in the agreements, and the other subsidiaries' bank credit arrangements contain covenants that limit debt levels to 65% of total capitalization, as defined in the agreements. For purposes of these definitions, debt excludes junior subordinated notes and, in certain arrangements, other hybrid securities. Additionally, for Southern Company and Southern Power, for purposes of these definitions, debt excludes any project debt incurred by certain subsidiaries of Southern Power to the extent such debt is non-recourse to Southern Power and capitalization excludes the capital stock or other equity attributable to such subsidiaries. At December 31, 2022, the Registrants, Nicor Gas, and SEGCO were in compliance with all such covenants. None of the bank credit arrangements contain material adverse change clauses at the time of borrowings.
A portion of the unused credit with banks is allocated to provide liquidity support to the revenue bonds of the traditional electric operating companies and the commercial paper programs of the Registrants, Nicor Gas, and SEGCO. The amount of variable rate revenue bonds of the traditional electric operating companies outstanding requiring liquidity support at December 31, 2022 was approximately $1.7 billion (comprised of approximately $789 million at Alabama Power, $819 million at Georgia Power, and $69 million at Mississippi Power). In addition, at December 31, 2022, Alabama Power and Georgia Power had approximately $120 million and $288 million, respectively, of fixed rate revenue bonds outstanding that are required to be remarketed within the next 12 months.
At both December 31, 2022 and 2021, Southern Power had $106 million of cash collateral posted related to PPA requirements, which is included in other deferred charges and assets on Southern Power's consolidated balance sheets.
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

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

Commercial paper and short-term bank term loans are included in notes payable in the balance sheets. Details of short-term borrowings for the applicable Registrants were as follows:

	Notes Payable at December 31, 2022		Notes Payable at December 31, 2021
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
	(in millions)		(in millions)
Southern Company
Commercial paper	$809	4.7%	$1,140	0.3%
Short-term bank debt	1,800	5.0%	300	0.7%
Total	$2,609	4.9%	$1,440	0.4%

Georgia Power
Short-term bank debt	$1,600	5.0%	$—	—%

Southern Power
Commercial paper	$225	4.7%	$211	0.3%

Southern Company Gas
Commercial paper:
Southern Company Gas Capital	$285	4.8%	$379	0.3%
Nicor Gas	283	4.6%	530	0.3%
Short-term bank debt:
Nicor Gas	200	4.9%	300	0.7%
Total	$768	4.7%	$1,209	0.4%
See "Bank Credit Arrangements" herein for information on bank term loan covenants that limit debt levels and cross-acceleration or cross-default provisions.
Outstanding Classes of Capital Stock
Southern Company
Common Stock
Stock Issued
During 2022, Southern Company issued approximately 3.6 million shares of common stock primarily through equity compensation plans and received proceeds of approximately $83 million.
See "Equity Units" herein for additional information regarding Southern Company's issuance of approximately 25.2 million shares of common stock in August 2022.
Shares Reserved
At December 31, 2022, a total of 113 million shares were reserved for issuance pursuant to the Southern Investment Plan, employee savings plans, the Outside Directors Stock Plan, the Equity and Incentive Compensation Plan (which includes stock options and performance share units as discussed in Note 12), and an at-the-market program. Of the shares reserved, 28.9 million shares are available for awards under the Equity and Incentive Compensation Plan at December 31, 2022.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

Diluted Earnings Per Share
For Southern Company, the only difference in computing basic and diluted earnings per share (EPS) is attributable to awards outstanding under stock-based compensation plans. Earnings per share dilution resulting from stock-based compensation plans is determined using the treasury stock method. Shares used to compute diluted EPS were as follows:

	Average Common Stock Shares
	2022	2021	2020
	(in millions)
As reported shares	1,075	1,061	1,058
Effect of stock-based compensation	6	7	7
Diluted shares	1,081	1,068	1,065
In all years presented, an immaterial number of stock-based compensation awards was excluded from the diluted EPS calculation because the awards were anti-dilutive.
Redeemable Preferred Stock of Subsidiaries
As discussed further under "Alabama Power" herein, the preferred stock and Class A preferred stock of Alabama Power at December 31, 2021 is presented as "Redeemable Preferred Stock of Subsidiaries" on Southern Company's balance sheet in a manner consistent with temporary equity under applicable accounting standards. During 2022, Alabama Power redeemed all of its preferred stock and Class A preferred stock.
Alabama Power
Alabama Power has preferred stock, Class A preferred stock, preference stock, and common stock authorized, but only common stock outstanding at December 31, 2022.
During 2022, Alabama Power redeemed all of its preferred stock and Class A preferred stock at the redemption prices per share provided in the table below, plus accrued and unpaid dividends to the redemption date.

Preferred Stock Redeemed During 2022	Par Value/Stated Capital Per Share	Shares	Redemption Price Per Share
4.92% Preferred Stock	$100	80,000	$103.23
4.72% Preferred Stock	$100	50,000	$102.18
4.64% Preferred Stock	$100	60,000	$103.14
4.60% Preferred Stock	$100	100,000	$104.20
4.52% Preferred Stock	$100	50,000	$102.93
4.20% Preferred Stock	$100	135,115	$105.00
5.00% Class A Preferred Stock	$25	10,000,000	$25.00
Prior to being redeemed, Alabama Power's preferred stock and Class A preferred stock, without preference between classes, ranked senior to Alabama Power's common stock with respect to payment of dividends and voluntary and involuntary dissolution. The preferred stock and Class A preferred stock of Alabama Power contained a feature that allowed the holders to elect a majority of Alabama Power's board of directors if preferred dividends were not paid for four consecutive quarters. Because such a potential redemption-triggering event was not solely within the control of Alabama Power, the preferred stock and Class A preferred stock at December 31, 2021 is presented as "Redeemable Preferred Stock" on Alabama Power's balance sheet in a manner consistent with temporary equity under applicable accounting standards.
Georgia Power
Georgia Power has preferred stock, Class A preferred stock, preference stock, and common stock authorized, but only common stock outstanding.
Mississippi Power
Mississippi Power has preferred stock and common stock authorized, but only common stock outstanding.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

Dividend Restrictions
The income of Southern Company is derived primarily from equity in earnings of its subsidiaries. At December 31, 2022, consolidated retained earnings included $4.9 billion of undistributed retained earnings of the subsidiaries.
The traditional electric operating companies and Southern Power can only pay dividends to Southern Company out of retained earnings or paid-in-capital.
See Note 7 under "Southern Power" for information regarding the distribution requirements for certain Southern Power subsidiaries.
By regulation, Nicor Gas is restricted, to the extent of its retained earnings balance, in the amount it can dividend or loan to affiliates and is not permitted to make money pool loans to affiliates. At December 31, 2022, the amount of Southern Company Gas' subsidiary retained earnings restricted for dividend payment totaled $1.5 billion.
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

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

9. LEASES
Lessee
The Registrants recognize leases with a term of greater than 12 months on the balance sheet as lease obligations, representing the discounted future fixed payments due, along with ROU assets that will be amortized over the term of each lease.
As lessee, the Registrants lease certain electric generating units (including renewable energy facilities), real estate/land, communication towers, railcars, and other equipment and vehicles. The major categories of lease obligations are as follows:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
At December 31, 2022
Electric generating units(*)	$760	$59	$1,163	$—	$—	$—
Real estate/land	885	4	54	2	542	36
Communication towers	141	2	4	—	—	23
Railcars	34	12	18	3	—	—
Other	79	4	1	21	—	1
Total	$1,899	$81	$1,240	$26	$542	$60

At December 31, 2021
Electric generating units(*)	$802	$104	$1,217	$—	$—	$—
Real estate/land	876	3	49	2	526	45
Communication towers	156	2	4	—	—	24
Railcars	32	10	20	2	—	—
Other	103	5	1	24	—	1
Total	$1,969	$124	$1,291	$28	$526	$70
(*)Amounts related to affiliate leases are eliminated in consolidation for Southern Company. See "Contracts that Contain a Lease" herein for additional information.
Real estate/land leases primarily consist of commercial real estate leases at Southern Company, Georgia Power, and Southern Company Gas and various land leases primarily associated with renewable energy facilities at Southern Power. The commercial real estate leases have remaining terms of up to 23 years while the land leases have remaining terms of up to 44 years, including renewal periods.
Communication towers are leased for the installation of equipment to provide cellular phone service to customers and to support the automated meter infrastructure programs at the traditional electric operating companies and Nicor Gas. Communication tower leases have remaining terms of up to 10 years with options to renew that could extend the terms for an additional 20 years.
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
Contracts that Contain a Lease
While not specifically structured as a lease, some of the PPAs at Alabama Power and Georgia Power are deemed to represent a lease of the underlying electric generating units when the terms of the PPA convey the right to control the use of the underlying assets. Amounts recorded for leases of electric generating units are generally based on the amount of scheduled capacity payments due over the remaining term of the PPA, which varies between one and 17 years. Georgia Power has several PPAs with Southern Power that Georgia Power accounts for as leases with a lease obligation of $461 million and $521 million at December 31, 2022 and 2021, respectively. The amount paid for energy under these affiliate PPAs reflects a price that would be paid in an arm's-length transaction as reviewed and approved by the Georgia PSC. Amounts related to the affiliate PPAs are eliminated in consolidation for Southern Company.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

Short-term Leases
Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Registrants generally recognize lease expense for these leases on a straight-line basis over the lease term.
Residual Value Guarantees
Residual value guarantees exist primarily in railcar leases at Alabama Power and Georgia Power and the amounts probable of being paid under those guarantees are included in the lease payments. All such amounts are immaterial at December 31, 2022 and 2021.
Lease and Nonlease Components
For all asset categories, with the exception of electric generating units, gas pipelines, and real estate leases, the Registrants combine lease payments and any nonlease components, such as asset maintenance, for purposes of calculating the lease obligation and the right-of-use asset.
Balance sheet amounts recorded for operating and finance leases are as follows:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
At December 31, 2022
Operating Leases
Operating lease ROU assets, net	$1,531	$71	$1,007	$9	$489	$57

Operating lease obligations - current	$197	$9	$151	$4	$28	$9
Operating lease obligations - non-current	1,388	67	851	5	514	51
Total operating lease obligations(*)	$1,585	$76	$1,002	$9	$542	$60

Finance Leases
Finance lease ROU assets, net	$292	$5	$205	$16	$—	$—

Finance lease obligations - current	$18	$2	$16	$1	$—	$—
Finance lease obligations - non-current	296	3	222	16	—	—
Total finance lease obligations	$314	$5	$238	$17	$—	$—

At December 31, 2021
Operating Leases
Operating lease ROU assets, net	$1,701	$108	$1,157	$10	$479	$70

Operating lease obligations - current	$250	$54	$156	$4	$28	$11
Operating lease obligations - non-current	1,503	66	999	6	497	59
Total operating lease obligations(*)	$1,754	$121	$1,155	$10	$525	$70

Finance Leases
Finance lease ROU assets, net	$197	$4	$104	$17	$—	$—

Finance lease obligations - current	$16	$1	$10	$1	$—	$—
Finance lease obligations - non-current	199	3	126	17	—	—
Total finance lease obligations	$215	$4	$136	$18	$—	$—
(*)Includes operating lease obligations related to PPAs at Southern Company, Alabama Power, and Georgia Power totaling $652 million, $59 million, and $952 million, respectively, at December 31, 2022 and $802 million, $104 million, and $1.11 billion, respectively, at December 31, 2021.
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

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

Lease costs for 2022, 2021, and 2020, which includes both amounts recognized as operations and maintenance expense and amounts capitalized as part of the cost of another asset, are as follows:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
2022
Lease cost
Operating lease cost(*)	$297	$59	$198	$5	$32	$15
Finance lease cost:
Amortization of ROU assets	23	1	15	1	—	—
Interest on lease obligations	13	—	17	1	—	—
Total finance lease cost	36	1	32	2	—	—
Short-term lease costs	64	44	13	—	—	—
Variable lease cost	125	13	105	—	5	—
Sublease income	(1)	—	—	—	—	—
Total lease cost	$521	$117	$348	$7	$37	$15

2021
Lease cost
Operating lease cost(*)	$313	$58	$208	$2	$33	$19
Finance lease cost:
Amortization of ROU assets	21	1	11	1	—	—
Interest on lease obligations	11	—	16	1	—	—
Total finance lease cost	32	1	27	2	—	—
Short-term lease costs	48	15	24	—	—	—
Variable lease cost	96	4	83	—	5	—
Sublease income	1	—	—	—	—	—
Total lease cost	$490	$78	$342	$4	$38	$19

2020
Lease cost
Operating lease cost(*)	$309	$55	$212	$3	$29	$19
Finance lease cost:
Amortization of ROU assets	26	1	15	—	—	—
Interest on lease obligations	11	—	16	—	—	—
Total finance lease cost	37	1	31	—	—	—
Short-term lease costs	39	11	26	—	—	—
Variable lease cost	91	4	76	—	7	—
Sublease income	—	(1)	—	—	—	—
Total lease cost	$476	$70	$345	$3	$36	$19
(*)Includes operating lease costs related to PPAs at Southern Company, Alabama Power, and Georgia Power totaling $162 million, $48 million, and $180 million, respectively, in 2022, $165 million, $47 million, and $184 million, respectively, in 2021, and $161 million, $43 million, and $184 million, respectively, in 2020.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

Georgia Power has variable lease payments that are based on the amount of energy produced by certain renewable generating facilities subject to PPAs, including $45 million, $41 million, and $39 million in 2022, 2021, and 2020, respectively, from finance leases which are included in purchased power on Georgia Power's statements of income, of which $21 million, $20 million, and $20 million was included in purchased power, affiliates in 2022, 2021, and 2020, respectively.
Other information with respect to cash and noncash activities related to leases, as well as weighted-average lease terms and discount rates, is as follows:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
2022
Other information
Cash paid for amounts included in the measurements of lease obligations:
Operating cash flows from operating leases	$303	$58	$206	$5	$30	$14
Operating cash flows from finance leases	11	—	20	1	—	—
Financing cash flows from finance leases	16	1	10	1	—	—
ROU assets obtained under operating leases	56	10	17	9	—	3
Reassessment of ROU assets under operating leases	16	—	—	—	16	—
ROU assets obtained under finance leases	118	2	116	—	—	—

2021
Other information
Cash paid for amounts included in the measurements of lease obligations:
Operating cash flows from operating leases	$308	$58	$211	$2	$28	$19
Operating cash flows from finance leases	9	—	17	1	—	—
Financing cash flows from finance leases	17	1	9	1	—	—
ROU assets obtained under operating leases	64	3	9	—	72	7
ROU assets obtained under finance leases	3	—	—	—	—	—

2020
Other information
Cash paid for amounts included in the measurements of lease obligations:
Operating cash flows from operating leases	$310	$55	$215	$3	$28	$18
Operating cash flows from finance leases	9	—	18	—	—	—
Financing cash flows from finance leases	22	1	11	—	—	—
ROU assets obtained under operating leases	227	63	32	—	51	4
ROU assets obtained under finance leases	10	2	—	—	—	—

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
At December 31, 2022
Weighted-average remaining lease term in years:
Operating leases	17.3	13.0	8.1	4.7	34.0	11.0
Finance leases	17.4	6.4	11.8	12.9	N/A	N/A
Weighted-average discount rate:
Operating leases	4.51%	4.87%	4.52%	3.49%	4.86%	3.79%
Finance leases	4.87%	3.00%	8.06%	2.74%	N/A	N/A

At December 31, 2021
Weighted-average remaining lease term in years:
Operating leases	15.9	9.1	8.7	6.1	32.8	10.5
Finance leases	18.0	8.7	8.5	13.9	N/A	N/A
Weighted-average discount rate:
Operating leases	4.41%	4.37%	4.45%	2.74%	5.20%	3.61%
Finance leases	4.82%	3.09%	10.81%	2.74%	N/A	N/A
Maturities of lease liabilities are as follows:

	At December 31, 2022
	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Maturity Analysis
Operating leases:
2023	$248	$12	$191	$4	$36	$11
2024	201	10	165	2	28	11
2025	181	9	138	2	28	11
2026	159	6	135	1	28	8
2027	143	5	135	—	29	3
Thereafter	1,497	64	440	1	1,009	31
Total	2,429	106	1,204	10	1,158	75
Less: Present value discount	844	30	202	1	616	15
Operating lease obligations	$1,585	$76	$1,002	$9	$542	$60
Finance leases:
2023	$33	$2	$35	$2	$—	$—
2024	22	1	27	2	—	—
2025	26	1	35	2	—	—
2026	26	1	36	2	—	—
2027	26	—	36	2	—	—
Thereafter	345	—	187	10	—	—
Total	478	5	356	20	—	—
Less: Present value discount	164	—	118	3	—	—
Finance lease obligations	$314	$5	$238	$17	$—	$—

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

Payments made under PPAs at Georgia Power for energy generated from certain renewable energy facilities accounted for as operating and finance leases are considered variable lease costs and are therefore not reflected in the above maturity analysis.
Lessor
The Registrants are each considered lessors in various arrangements that have been determined to contain a lease due to the customer's ability to control the use of the underlying asset owned by the applicable Registrant. For the traditional electric operating companies, these arrangements consist of outdoor lighting contracts accounted for as operating leases with initial terms of up to seven years, after which the contracts renew on a month-to-month basis at the customer's option. For Mississippi Power, these arrangements also include a tolling arrangement related to an electric generating unit accounted for as a sales-type lease with a remaining term of 16 years. For Southern Power, these arrangements consist of PPAs related to electric generating units, including solar and wind facilities, accounted for as operating leases with remaining terms of up to 24 years and PPAs related to battery energy storage facilities accounted for as sales-type leases with remaining terms of up to 19 years. Southern Company Gas is the lessor in operating leases related to gas pipelines with remaining terms of up to 20 years. For Southern Company, these arrangements also include PPAs related to fuel cells accounted for as operating leases with remaining terms of up to 11 years.
Lease income for 2022, 2021, and 2020, is as follows:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
2022
Lease income - interest income on sales-type leases	$25	$—	$—	$15	$10	$—
Lease income - operating leases	208	77	32	2	85	36
Variable lease income	417	1	—	—	448	—
Total lease income	$650	$78	$32	$17	$543	$36

2021
Lease income - interest income on sales-type leases	$15	$—	$—	$14	$1	$—
Lease income - operating leases	223	82	42	2	85	35
Variable lease income	429	—	—	—	456	—
Total lease income	$667	$82	$42	$16	$542	$35

2020
Lease income - interest income on sales-type leases	$16	$—	$—	$12	$—	$—
Lease income - operating leases	208	45	58	2	87	35
Variable lease income	419	—	—	—	449	—
Total lease income	$643	$45	$58	$14	$536	$35
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

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

Mississippi Power has a tolling arrangement accounted for as a sales-type lease. During 2020 and 2021, Mississippi Power completed construction of additional leased assets under the lease and, upon completion, the book values of $26 million and $39 million, respectively, were transferred from CWIP to lease receivables. Each transfer represented a non-cash investing transaction for purposes of the statements of cash flows.
During 2021, Southern Power completed construction of a portion of the Garland and Tranquillity battery energy storage facilities' assets and recorded losses totaling $40 million upon commencement of the related PPAs, which Southern Power accounts for as sales-type leases. The losses were due to ITCs retained and expected to be realized by Southern Power and its partners in these projects, and no estimated residual asset value was assumed in calculating the losses. Each lease had an initial term of 20 years. Upon commencement of the leases, the book values of the related assets totaling $210 million were derecognized from CWIP and lease receivables were recorded. The transfers represented noncash investing transactions for purposes of the statement of cash flows. See Note 15 under "Southern Power" for additional information.
The undiscounted cash flows expected to be received for in-service leased assets under the leases are as follows:

	At December 31, 2022
	Southern Company	Mississippi Power	Southern Power
	(in millions)
2023	$39	$24	$15
2024	38	23	15
2025	37	22	15
2026	36	21	15
2027	35	20	15
Thereafter	364	164	200
Total undiscounted cash flows	$549	$274	$275
Net investment in sales-type lease(*)	326	157	169
Difference between undiscounted cash flows and discounted cash flows	$223	$117	$106
(*)For Mississippi Power, included in other current assets and other property and investments on the balance sheets. For Southern Power, included in other current assets ($15 million and $12 million at December 31, 2022 and 2021, respectively) and net investment in sales-type leases ($154 million and $161 million at December 31, 2022 and 2021, respectively) on the balance sheet.
The undiscounted cash flows to be received under operating leases and contracts accounted for as operating leases are as follows:

	At December 31, 2022
	Southern Company	Alabama Power	Southern Power	Southern Company Gas
	(in millions)
2023	$145	$34	$88	$36
2024	114	6	90	34
2025	105	5	74	29
2026	104	3	73	29
2027	104	3	74	28
Thereafter	796	23	166	382
Total	$1,368	$74	$565	$538
Southern Power receives payments for renewable energy under PPAs accounted for as operating leases that are considered contingent rents and are therefore not reflected in the table above. Alabama Power and Southern Power allocate revenue to the nonlease components of PPAs based on the stand-alone selling price of capacity and energy. The undiscounted cash flows to be received under outdoor lighting contracts accounted for as operating leases at Georgia Power and Mississippi Power are immaterial.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

Southern Company Leveraged Lease
At December 31, 2020, a subsidiary of Southern Holdings had four leveraged lease agreements related to energy generation, distribution, and transportation assets, including two domestic and two international projects. During 2021, one of the domestic projects was sold and the agreements for both international projects were terminated. At December 31, 2022, the one remaining leveraged lease agreement, which relates to energy generation, had an expected remaining term of nine years. Southern Company continues to receive federal income tax deductions for depreciation and amortization, as well as interest on long-term debt related to this investment. Southern Company wrote off the related investment balance in 2020, as discussed below.
During the second quarter 2020, following an evaluation of the recoverability of the lease receivable and the expected residual value of the generation assets at the end of the lease, Southern Company management concluded it was no longer probable that any of the associated rental payments scheduled after 2032 would be received, because it was no longer probable the generation assets would be successfully remarketed and continue to operate after that date. Revising the estimated cash flows to be received under the leveraged lease to reflect this conclusion resulted in a full impairment of the lease investment and a pre-tax charge to earnings of $154 million ($74 million after tax).
The following table provides a summary of the components of income related to leveraged lease investments. Income was impacted in 2021 and 2020 by the impairment charges discussed below and in Note 15 under "Southern Company." Income in 2021 does not include the impacts of the sale and terminations of leveraged lease projects discussed in Note 15 under "Southern Company."

	2021	2020
	(in millions)
Pretax leveraged lease income (loss)	$17	$(180)
Income tax benefit (expense)	(5)	98
Net leveraged lease income (loss)	$12	$(82)
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
The lessee failed to make the semi-annual lease payment due December 15, 2022. As a result, the Southern Holdings subsidiary was unable to make its corresponding payment to the holders of the underlying non-recourse debt related to the generation assets. The parties to the lease have entered into a forbearance agreement which suspends the related contractual rights of the parties while they continue restructuring negotiations. As the remaining amount of Southern Company's lease investment was charged against earnings in the second quarter 2020, termination would not be expected to result in additional charges. Southern Company will continue to monitor the operational performance of the underlying assets and evaluate the ability of the lessee to continue to make the required lease payments and meet its obligations associated with a future closure or retirement of the generation assets and associated properties, including the dry ash landfill.
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

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

Current and Deferred Income Taxes
Details of income tax provisions are as follows:

	2022
	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Federal —
Current	$10	$54	$38	$42	$(43)	$122
Deferred	455	259	152	(16)	56	(3)
	465	313	190	26	13	119
State —
Current	27	14	(21)	—	2	42
Deferred	303	96	201	11	5	19
	330	110	180	11	7	61
Total	$795	$423	$370	$37	$20	$180

	2021
	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Federal —
Current	$50	$104	$311	$25	$(340)	$85
Deferred	36	172	(449)	(15)	343	35
	86	276	(138)	10	3	120
State —
Current	(25)	23	71	—	(16)	(68)
Deferred	206	73	(101)	11	—	223
	181	96	(30)	11	(16)	155
Total	$267	$372	$(168)	$21	$(13)	$275

	2020
	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Federal —
Current	$199	$198	$365	$18	$(303)	$82
Deferred	70	44	(224)	(14)	299	53
	269	242	141	4	(4)	135
State —
Current	100	61	60	—	(4)	35
Deferred	24	34	(49)	10	11	3
	124	95	11	10	7	38
Total	$393	$337	$152	$14	$3	$173
Southern Company's and Southern Power's ITCs and PTCs generated in the current tax year and carried forward from prior tax years that cannot be utilized in the current tax year are reclassified from current to deferred taxes in federal income tax expense in the tables above. Southern Power's ITCs and PTCs reclassified in this manner include $17 million for 2022, $6 million for 2021, and $5 million for 2020. Southern Power received $49 million, $289 million, and $340 million of cash related to federal ITCs

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

under renewable energy initiatives in 2022, 2021, and 2020, respectively. See "Deferred Tax Assets and Liabilities" herein for additional information.
In accordance with regulatory requirements, deferred federal ITCs for the traditional electric operating companies are amortized over the average life of the related property, with such amortization normally applied as a credit to reduce depreciation and amortization in the statements of income. Southern Power's and the natural gas distribution utilities' deferred federal ITCs, as well as certain state ITCs for Nicor Gas, are amortized to income tax expense over the life of the respective asset. ITCs amortized in 2022, 2021, and 2020 were immaterial for the traditional electric operating companies and Southern Company Gas and were as follows for Southern Company and Southern Power:

	Southern Company	Southern Power
	(in millions)
2022	$83	$58
2021	84	58
2020	84	59
When Southern Power recognizes tax credits, the tax basis of the asset is reduced by 50% of the ITCs received, resulting in a net deferred tax asset. Southern Power has elected to recognize the tax benefit of this basis difference as a reduction to income tax expense in the year in which the plant reaches commercial operation.
State ITCs and other state credits, which are recognized in the period in which the credits are generated, reduced Georgia Power's income tax expense by $53 million in 2022, $66 million in 2021, and $67 million in 2020.
Southern Power's federal and state PTCs, which are recognized in the period in which the credits are generated, reduced Southern Power's income tax expense by $27 million in 2022, $16 million in 2021, and $15 million in 2020.
Effective Tax Rate
Southern Company's effective tax rate is typically lower than the statutory rate due to employee stock plans' dividend deduction, non-taxable AFUDC equity at the traditional electric operating companies, flowback of excess deferred income taxes at the regulated utilities, and federal income tax benefits from ITCs and PTCs primarily at Southern Power.
In July 2021, Southern Company Gas affiliates completed the sale of Sequent. As a result of the sale, changes in state apportionment rates resulted in $85 million of additional net state tax expense. See Note 15 under "Southern Company Gas" for additional information.
A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

	2022
	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
Federal statutory rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
State income tax, net of federal deduction	6.2	4.8	6.5	4.4	1.9	6.4
Employee stock plans' dividend deduction	(0.5)	—	—	—	—	—
Non-deductible book depreciation	0.6	0.5	0.6	0.3	—	—
Flowback of excess deferred income taxes	(6.6)	(1.9)	(9.6)	(7.8)	—	(2.5)
AFUDC-Equity	(1.1)	(0.8)	(1.5)	—	—	—
Federal PTCs	—	—	—	—	(6.6)	—
ITC amortization	(1.3)	(0.1)	(0.1)	—	(17.2)	(0.1)
Noncontrolling interests	0.5	—	—	—	8.4	—
Other	—	0.3	—	0.3	(0.1)	(0.9)
Effective income tax (benefit) rate	18.8%	23.8%	16.9%	18.2%	7.4%	23.9%

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

	2021
	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
Federal statutory rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
State income tax, net of federal deduction	5.5	4.6	(5.7)	4.9	(8.0)	15.1
Employee stock plans' dividend deduction	(0.9)	—	—	—	—	—
Non-deductible book depreciation	0.9	0.5	3.1	0.4	—	—
Flowback of excess deferred income taxes	(11.7)	(2.6)	(49.9)	(15.2)	—	(2.8)
AFUDC-Equity	(1.5)	(0.7)	(6.4)	—	—	—
Federal PTCs	—	—	—	—	(4.6)	—
ITC amortization	(2.2)	(0.1)	(0.4)	—	(29.7)	(0.1)
Noncontrolling interests	0.8	—	—	—	13.4	—
Leveraged lease impairments and dispositions	(1.4)	—	—	—	—	—
Other	(0.1)	0.2	(1.9)	0.6	(0.4)	0.6
Effective income tax (benefit) rate	10.4%	22.9%	(40.2)%	11.7%	(8.3)%	33.8%

	2020
	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
Federal statutory rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
State income tax, net of federal deduction	2.8	5.0	0.5	4.8	2.7	4.0
Employee stock plans' dividend deduction	(0.7)	—	—	—	—	—
Non-deductible book depreciation	0.7	0.6	0.8	0.5	—	—
Flowback of excess deferred income taxes	(8.8)	(3.1)	(12.0)	(18.5)	—	(2.7)
AFUDC-Equity	(0.8)	(0.6)	(1.1)	(0.1)	—	—
Federal PTCs	—	—	—	—	(2.5)	—
ITC amortization	(1.6)	(0.1)	(0.1)	(0.1)	(22.1)	(0.1)
Noncontrolling interests	—	—	—	—	3.1	—
Leveraged lease impairments	(1.6)	—	—	—	—	—
Other	0.2	(0.3)	(0.3)	0.9	(0.9)	0.5
Effective income tax (benefit) rate	11.2%	22.5%	8.8%	8.5%	1.3%	22.7%

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

Deferred Tax Assets and Liabilities
The tax effects of temporary differences between the carrying amounts of assets and liabilities in the financial statements of the Registrants and their respective tax bases, which give rise to deferred tax assets and liabilities, are as follows:

	December 31, 2022
	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Deferred tax liabilities —
Accelerated depreciation	$9,443	$2,564	$3,447	$338	$1,351	$1,505
Property basis differences	2,350	1,303	693	179	—	150
Employee benefit obligations	888	284	412	43	11	68
AROs	876	499	324	—	—	—
Under recovered fuel and natural gas costs	805	185	548	40	—	32
Regulatory assets –
AROs	2,006	679	1,285	42	—	—
Employee benefit obligations	677	180	226	30	—	15
Remaining book value of retired assets	400	142	253	5	—	—
Premium on reacquired debt	66	9	57	—	—	—
Other	555	179	181	40	14	82
Total deferred income tax liabilities	18,066	6,024	7,426	717	1,376	1,852
Deferred tax assets —
AROs	2,882	1,178	1,609	42	—	—
ITC and PTC carryforwards	1,685	12	673	—	794	—
Employee benefit obligations	890	198	304	47	9	89
Estimated loss on plants under construction	888	—	888	—	—	—
Other state deferred tax attributes	388	—	12	239	51	7
Federal effect of net state deferred tax liabilities	365	175	88	—	28	92
Other property basis differences	207	—	79	—	109	—
State effect of federal deferred taxes	136	136	—	—	—	—
Other partnership basis differences	111	—	—	—	111	—
Regulatory liability associated with the Tax Reform Legislation (not subject to normalization)	137	127	—	9	—	—
Long-term debt fair value adjustment	85	—	—	—	—	85
Other comprehensive losses	72	4	5	—	5	—
Other	552	213	186	62	17	28
Total deferred income tax assets	8,398	2,043	3,844	399	1,124	301
Valuation allowance	(257)	—	(125)	(41)	(27)	(9)
Net deferred income tax assets	8,141	2,043	3,719	358	1,097	292
Net deferred income taxes (assets)/liabilities	$9,925	$3,981	$3,707	$359	$279	$1,560

Recognized in the balance sheets:
Accumulated deferred income taxes – assets	$(111)	$—	$—	$(107)	$—	$—
Accumulated deferred income taxes – liabilities	$10,036	$3,981	$3,707	$466	$279	$1,560

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

	December 31, 2021
	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Deferred tax liabilities —
Accelerated depreciation	$9,300	$2,541	$3,340	$330	$1,421	$1,428
Property basis differences	2,301	1,182	781	169	—	148
Federal effect of net state deferred tax assets	—	—	—	22	—	—
Leveraged lease basis differences	61	—	—	—	—	—
Employee benefit obligations	820	268	382	41	11	57
AROs	868	329	494	—	—	—
Under recovered fuel and natural gas costs	315	47	109	15	—	144
Regulatory assets –
AROs	2,232	863	1,325	44	—	—
Storm damage reserves	18	—	18	—	—	—
Employee benefit obligations	825	205	256	38	—	15
Remaining book value of retired assets	271	145	121	5	—	—
Premium on reacquired debt	72	10	62	—	—	—
Other	368	147	77	34	14	82
Total deferred income tax liabilities	17,451	5,737	6,965	698	1,446	1,874
Deferred tax assets —
AROs	3,100	1,192	1,819	44	—	—
ITC and PTC carryforwards	1,750	12	704	—	827	—
Employee benefit obligations	1,035	225	342	57	7	77
Estimated loss on plants under construction	825	—	825	—	—	—
Other state deferred tax attributes	361	—	11	246	52	5
Federal effect of net state deferred tax liabilities	305	165	41	—	27	93
Other property basis differences	231	—	90	—	121	—
State effect of federal deferred taxes	135	135	—	—	—	—
Other partnership basis differences	160	—	—	—	160	—
Regulatory liability associated with the Tax Reform Legislation (not subject to normalization)	268	237	19	12	—	—
Long-term debt fair value adjustment	91	—	—	—	—	91
Other comprehensive losses	92	5	15	—	11	—
Other	561	193	153	34	53	62
Total deferred income tax assets	8,914	2,164	4,019	393	1,258	328
Valuation allowance	(207)	—	(73)	(41)	(27)	(9)
Net deferred income tax assets	8,707	2,164	3,946	352	1,231	319
Net deferred income taxes (assets)/liabilities	$8,744	$3,573	$3,019	$346	$215	$1,555

Recognized in the balance sheets:
Accumulated deferred income taxes – assets	$(118)	$—	$—	$(118)	$—	$—
Accumulated deferred income taxes – liabilities	$8,862	$3,573	$3,019	$464	$215	$1,555

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

The traditional electric operating companies and the natural gas distribution utilities have tax-related regulatory assets (deferred income tax charges) and regulatory liabilities (deferred income tax credits). The regulatory assets are primarily attributable to tax benefits flowed through to customers in prior years, deferred taxes previously recognized at rates lower than the current enacted tax law, and taxes applicable to capitalized interest. The regulatory liabilities are primarily attributable to deferred taxes previously recognized at rates higher than the current enacted tax law and to unamortized ITCs. See Note 2 for each Registrant's related balances at December 31, 2022 and 2021.
Tax Credit Carryforwards
Federal ITC/PTC carryforwards at December 31, 2022 were as follows:

	Southern Company	Alabama Power	Georgia Power	Southern Power
	(in millions)
Federal ITC/PTC carryforwards	$1,148	$12	$135	$794
Tax year in which federal ITC/PTC carryforwards begin expiring	2031	2032	2031	2035
Year by which federal ITC/PTC carryforwards are expected to be utilized	2026	2025	2025	2026
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
At December 31, 2022, Georgia Power also had approximately $434 million in net state investment and other net state tax credit carryforwards for the State of Georgia that will expire between tax years 2022 and 2031 and are not expected to be fully utilized. Georgia Power has a net state valuation allowance of $98 million associated with these carryforwards.
The ultimate outcome of these matters cannot be determined at this time.
Net Operating Loss Carryforwards
At December 31, 2022, the net state income tax benefit of state and local NOL carryforwards for Southern Company's subsidiaries were as follows:

Company/Jurisdiction	Approximate Net State Income Tax Benefit of NOL Carryforwards	Tax Year NOL Begins Expiring
	(in millions)
Mississippi Power
Mississippi	$189	2031

Southern Power
Oklahoma	27	2035
Florida	10	2034
Other states	3	Various
Southern Power Total	$40

Other(*)
Georgia	23	2042
New York	11	2036
New York City	14	2036
Other states	21	Various
Southern Company Total	$298
(*)Represents other non-registrant Southern Company subsidiaries. Alabama Power, Georgia Power, and Southern Company Gas did not have material state or local NOL carryforwards at December 31, 2022.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

State NOLs for Mississippi, Oklahoma, and Florida are not expected to be fully utilized prior to expiration. At December 31, 2022, Mississippi Power had a net state valuation allowance of $32 million for the Mississippi NOL, Southern Power had net state valuation allowances of $11 million for the Oklahoma NOL and $10 million for the Florida NOL, and Southern Company had a net valuation allowance of $25 million for the New York and New York City NOLs.
The ultimate outcome of these matters cannot be determined at this time.
Unrecognized Tax Benefits
Changes in unrecognized tax benefits for the periods presented were as follows:

	Southern Company	Southern Company Gas
	(in millions)
Unrecognized tax benefits at December 31, 2019	$—	$—
Tax positions changes – increase from prior periods	44	—
Unrecognized tax benefits at December 31, 2020	$44	$—
Tax positions changes – increase from prior periods	3	—
Unrecognized tax benefits at December 31, 2021	$47	$—
Tax positions changes – increase from prior periods	33	32
Unrecognized tax benefits at December 31, 2022	$80	$32
The unrecognized tax positions increase from prior periods for 2020 primarily relates to a 2019 state tax filing position to exclude certain gains from 2019 dispositions from taxation in a certain unitary state. It is possible that this position will be resolved in the next 12 months, and if accepted by the state, this position would decrease Southern Company's annual effective tax rate.
The unrecognized tax positions increase from prior periods for 2022 is primarily related to the amendment of certain 2018 state tax filing positions related to Southern Company Gas dispositions. If accepted by the states, these positions would decrease Southern Company's and Southern Company Gas' annual effective tax rates. The ultimate outcome of these unrecognized tax benefits is dependent on acceptance by each state and is not expected to be resolved within the next 12 months.
All of the Registrants classify interest on tax uncertainties as interest expense. Accrued interest for all tax positions was immaterial for all years presented. None of the Registrants accrued any penalties on uncertain tax positions.
The IRS has finalized its audits of Southern Company's consolidated federal income tax returns through 2021. Southern Company is a participant in the Compliance Assurance Process of the IRS. The audits for the Registrants' state income tax returns have either been concluded, or the statute of limitations has expired, for years prior to 2015.
11. RETIREMENT BENEFITS
The Southern Company system has a qualified defined benefit, trusteed pension plan covering substantially all employees, with the exception of PowerSecure employees. The qualified pension plan is funded in accordance with requirements of the Employee Retirement Income Security Act of 1974, as amended (ERISA). No contributions to the qualified pension plan were made for the year ended December 31, 2022 and no mandatory contributions to the qualified pension plan are anticipated for the year ending December 31, 2023. The Southern Company system also provides certain non-qualified defined benefits for a select group of management and highly compensated employees, which are funded on a cash basis. In addition, the Southern Company system provides certain medical care and life insurance benefits for retired employees through other postretirement benefit plans. The traditional electric operating companies fund other postretirement trusts to the extent required by their respective regulatory commissions. Southern Company Gas has a separate unfunded supplemental retirement health care plan that provides medical care and life insurance benefits to employees of discontinued businesses. For the year ending December 31, 2023, no contributions to any other postretirement trusts are expected.

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

	2022
Assumptions used to determine net periodic costs:	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
Pension plans
Discount rate – benefit obligations	3.09%	3.12%	3.07%	3.07%	3.21%	3.04%
Discount rate – interest costs	2.55	2.58	2.51	2.54	2.79	2.53
Discount rate – service costs	3.34	3.36	3.37	3.35	3.36	3.21
Expected long-term return on plan assets	8.25	8.25	8.25	8.25	8.25	8.25
Annual salary increase	4.80	4.80	4.80	4.80	4.80	4.80
Other postretirement benefit plans
Discount rate – benefit obligations	2.90%	2.95%	2.87%	2.88%	3.07%	2.82%
Discount rate – interest costs	2.32	2.38	2.30	2.27	2.55	2.17
Discount rate – service costs	3.26	3.30	3.27	3.26	3.25	3.22
Expected long-term return on plan assets	7.21	7.54	6.88	7.22	—	6.08
Annual salary increase	4.80	4.80	4.80	4.80	4.80	4.80

	2021
Assumptions used to determine net periodic costs:	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
Pension plans
Discount rate – benefit obligations	2.81%	2.85%	2.79%	2.80%	2.99%	2.75%
Discount rate – interest costs	2.13	2.17	2.09	2.12	2.46	2.10
Discount rate – service costs	3.18	3.23	3.21	3.20	3.22	2.97
Expected long-term return on plan assets	8.25	8.25	8.25	8.25	8.25	8.25
Annual salary increase	4.80	4.80	4.80	4.80	4.80	4.80
Other postretirement benefit plans
Discount rate – benefit obligations	2.56%	2.63%	2.52%	2.53%	2.78%	2.46%
Discount rate – interest costs	1.84	1.91	1.82	1.78	2.12	1.64
Discount rate – service costs	3.07	3.13	3.08	3.06	3.05	3.01
Expected long-term return on plan assets	7.09	7.18	6.84	6.98	—	6.54
Annual salary increase	4.80	4.80	4.80	4.80	4.80	4.80

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

	2020
Assumptions used to determine net periodic costs:	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
Pension plans
Discount rate – benefit obligations	3.41%	3.44%	3.40%	3.41%	3.52%	3.39%
Discount rate – interest costs	2.99	3.01	2.96	2.99	3.18	2.99
Discount rate – service costs	3.66	3.69	3.67	3.67	3.70	3.53
Expected long-term return on plan assets	8.25	8.25	8.25	8.25	8.25	8.25
Annual salary increase	4.73	4.73	4.73	4.73	4.73	4.73
Other postretirement benefit plans
Discount rate – benefit obligations	3.24%	3.28%	3.22%	3.22%	3.39%	3.19%
Discount rate – interest costs	2.80	2.84	2.79	2.76	2.97	2.71
Discount rate – service costs	3.57	3.61	3.57	3.57	3.57	3.52
Expected long-term return on plan assets	7.25	7.36	7.05	7.07	—	6.69
Annual salary increase	4.73	4.73	4.73	4.73	4.73	4.73

	2022
Assumptions used to determine benefit obligations:	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
Pension plans
Discount rate	5.25%	5.26%	5.25%	5.25%	5.31%	5.24%
Annual salary increase	4.80	4.80	4.80	4.80	4.80	4.80
Other postretirement benefit plans
Discount rate	5.18%	5.20%	5.17%	5.17%	5.24%	5.16%
Annual salary increase	4.80	4.80	4.80	4.80	4.80	4.80

	2021
Assumptions used to determine benefit obligations:	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
Pension plans
Discount rate	3.09%	3.12%	3.07%	3.07%	3.21%	3.04%
Annual salary increase	4.80	4.80	4.80	4.80	4.80	4.80
Other postretirement benefit plans
Discount rate	2.90%	2.95%	2.87%	2.88%	3.07%	2.82%
Annual salary increase	4.80	4.80	4.80	4.80	4.80	4.80
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

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

An additional assumption used in measuring the accumulated other postretirement benefit obligations (APBO) was a weighted average medical care cost trend rate. The weighted average medical care cost trend rates used in measuring the APBO for the Registrants at December 31, 2022 were as follows:

	Initial Cost Trend Rate	Ultimate Cost Trend Rate	Year That Ultimate Rate is Reached
Pre-65	6.60%	4.50%	2030
Post-65 medical	5.50	4.50	2030
Post-65 prescription	7.50	4.50	2031
Pension Plans
The total accumulated benefit obligation for the pension plans at December 31, 2022 and 2021 was as follows:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
December 31, 2022	$11,422	$2,601	$3,534	$520	$135	$801
December 31, 2021	14,687	3,362	4,562	672	178	1,030
Actuarial gains of $3.9 billion and $393 million were recorded for the annual remeasurement of the Southern Company system pension plans at December 31, 2022 and 2021, respectively, primarily due to increases of 216 basis points and 28 basis points, respectively, in the overall discount rate used to calculate the benefit obligation as a result of higher market interest rates.
Changes in the projected benefit obligations and the fair value of plan assets during the plan years ended December 31, 2022 and 2021 were as follows:

	2022
	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Change in benefit obligation
Benefit obligation at beginning of year	$16,382	$3,806	$5,012	$743	$222	$1,134
Service cost	412	99	103	17	9	34
Interest cost	408	96	123	18	6	28
Benefits paid	(692)	(144)	(226)	(30)	(5)	(75)
Actuarial gain	(3,908)	(951)	(1,161)	(179)	(69)	(253)
Balance at end of year	12,602	2,906	3,851	569	163	868
Change in plan assets
Fair value of plan assets at beginning of year	17,225	4,141	5,415	786	213	1,241
Actual loss on plan assets	(2,376)	(579)	(753)	(110)	(31)	(167)
Employer contributions	61	9	20	3	1	3
Benefits paid	(692)	(144)	(226)	(30)	(5)	(75)
Fair value of plan assets at end of year	14,218	3,427	4,456	649	178	1,002
Accrued asset	$1,616	$521	$605	$80	$15	$134

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

	2021
	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Change in benefit obligation
Benefit obligation at beginning of year	$16,646	$3,854	$5,127	$754	$217	$1,189
Service cost	434	102	112	18	10	37
Interest cost	346	82	104	16	5	24
Benefits paid	(651)	(137)	(210)	(28)	(4)	(73)
Actuarial gain	(393)	(95)	(121)	(17)	(6)	(43)
Balance at end of year	16,382	3,806	5,012	743	222	1,134
Change in plan assets
Fair value of plan assets at beginning of year	15,367	3,684	4,844	701	186	1,123
Actual return on plan assets	2,449	586	781	111	30	181
Employer contributions	60	8	—	2	1	10
Benefits paid	(651)	(137)	(210)	(28)	(4)	(73)
Fair value of plan assets at end of year	17,225	4,141	5,415	786	213	1,241
Accrued asset (liability)	$843	$335	$403	$43	$(9)	$107
The projected benefit obligations for the qualified and non-qualified pension plans at December 31, 2022 are shown in the following table. All pension plan assets are related to the qualified pension plan.

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Projected benefit obligations:
Qualified pension plan	$11,928	$2,799	$3,717	$540	$140	$819
Non-qualified pension plan	674	107	134	28	23	49

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

Amounts recognized in the balance sheets at December 31, 2022 and 2021 related to the Registrants' pension plans consist of the following:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
December 31, 2022:
Prepaid pension costs(a)	$2,290	$629	$738	$108	$37	$183
Other regulatory assets, deferred(b)	2,455	679	887	123	—	111
Other current liabilities	(56)	(10)	(12)	(2)	(2)	(3)
Employee benefit obligations(c)	(618)	(98)	(121)	(26)	(20)	(42)
Other regulatory liabilities, deferred	(85)	—	—	—	—	—
AOCI	24	—	—	—	11	(75)

December 31, 2021:
Prepaid pension costs(a)	$1,657	$464	$563	$78	$20	$175
Other regulatory assets, deferred(b)	2,920	809	971	146	—	91
Other current liabilities	(55)	(9)	(12)	(2)	(2)	(2)
Employee benefit obligations(c)	(759)	(120)	(148)	(33)	(27)	(66)
Other regulatory liabilities, deferred	(119)	—	—	—	—	—
AOCI	100	—	—	—	35	(45)
(a)Included in prepaid pension and other postretirement benefit costs on Alabama Power's balance sheet and other deferred charges and assets on Southern Power's consolidated balance sheet.
(b)Amounts for Southern Company exclude regulatory assets of $190 million and $210 million at December 31, 2022 and 2021, respectively, associated with unamortized amounts in Southern Company Gas' pension plans prior to its acquisition by Southern Company.
(c)Included in other deferred credits and liabilities on Southern Power's consolidated balance sheets.
Presented below are the amounts included in regulatory assets at December 31, 2022 and 2021 related to the portion of the defined benefit pension plan attributable to Southern Company, the traditional electric operating companies, and Southern Company Gas that had not yet been recognized in net periodic pension cost.

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Company Gas
	(in millions)
Balance at December 31, 2022
Regulatory assets:
Prior service cost	$10	$4	$7	$1	$(9)
Net loss	2,361	675	880	122	66
Regulatory amortization	—	—	—	—	54
Total regulatory assets(*)	$2,371	$679	$887	$123	$111

Balance at December 31, 2021
Regulatory assets:
Prior service cost	$11	$5	$8	$1	$(11)
Net loss	2,790	804	963	145	38
Regulatory amortization	—	—	—	—	64
Total regulatory assets(*)	$2,801	$809	$971	$146	$91
(*)Amounts for Southern Company exclude regulatory assets of $190 million and $210 million at December 31, 2022 and 2021, respectively, associated with unamortized amounts in Southern Company Gas' pension plans prior to its acquisition by Southern Company.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

The changes in the balance of regulatory assets related to the portion of the defined benefit pension plan attributable to Southern Company, the traditional electric operating companies, and Southern Company Gas for the years ended December 31, 2022 and 2021 are presented in the following table:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Company Gas
	(in millions)
Regulatory assets (liabilities):(*)
Balance at December 31, 2020	$4,621	$1,286	$1,598	$235	$205
Net gain	(1,523)	(394)	(527)	(74)	(97)
Reclassification adjustments:
Amortization of prior service costs	(1)	(1)	(1)	—	2
Amortization of net loss	(296)	(82)	(99)	(15)	(9)
Amortization of regulatory assets(*)	—	—	—	—	(10)
Total reclassification adjustments	(297)	(83)	(100)	(15)	(17)
Total change	(1,820)	(477)	(627)	(89)	(114)
Balance at December 31, 2021	$2,801	$809	$971	$146	$91
Net (gain) loss	(183)	(67)	(9)	(12)	27
Reclassification adjustments:
Amortization of prior service costs	(1)	(1)	(1)	—	2
Amortization of net gain (loss)	(246)	(62)	(74)	(11)	1
Amortization of regulatory assets(*)	—	—	—	—	(10)
Total reclassification adjustments	(247)	(63)	(75)	(11)	(7)
Total change	(430)	(130)	(84)	(23)	20
Balance at December 31, 2022	$2,371	$679	$887	$123	$111
(*)Amounts for Southern Company exclude regulatory assets of $190 million and $210 million at December 31, 2022 and 2021, respectively, associated with unamortized amounts in Southern Company Gas' pension plans prior to its acquisition by Southern Company.
Presented below are the amounts included in AOCI at December 31, 2022 and 2021 related to the portion of the defined benefit pension plan attributable to Southern Company, Southern Power, and Southern Company Gas that had not yet been recognized in net periodic pension cost.

	Southern Company	Southern Power	Southern Company Gas
	(in millions)
Balance at December 31, 2022
AOCI:
Prior service cost	$(2)	$—	$(3)
Net (gain) loss	26	11	(72)
Total AOCI	$24	$11	$(75)

Balance at December 31, 2021
AOCI:
Prior service cost	$(2)	$—	$(3)
Net (gain) loss	102	35	(42)
Total AOCI	$100	$35	$(45)

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

The components of OCI related to the portion of the defined benefit pension plan attributable to Southern Company, Southern Power, and Southern Company Gas for the years ended December 31, 2022 and 2021 are presented in the following table:

	Southern Company	Southern Power	Southern Company Gas
	(in millions)
AOCI:
Balance at December 31, 2020	$245	$60	$1
Net gain	(128)	(22)	(47)
Reclassification adjustments:
Amortization of net gain (loss)	(17)	(3)	1
Total change	(145)	(25)	(46)
Balance at December 31, 2021	$100	$35	$(45)
Net gain	(82)	(22)	(30)
Reclassification adjustments:
Amortization of net gain (loss)	6	(2)	—
Total reclassification adjustments	6	(2)	—
Total change	(76)	(24)	(30)
Balance at December 31, 2022	$24	$11	$(75)

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

Components of net periodic pension cost for the Registrants were as follows:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
2022
Service cost	$412	$99	$103	$17	$9	$34
Interest cost	408	96	123	18	6	28
Expected return on plan assets	(1,265)	(306)	(399)	(57)	(15)	(91)
Recognized net loss	240	62	75	11	2	8
Net amortization	—	1	1	—	—	15
Prior service cost	—	—	—	—	—	(3)
Net periodic pension cost (income)	$(205)	$(48)	$(97)	$(11)	$2	$(9)

2021
Service cost	$434	$102	$112	$18	$10	$37
Interest cost	346	82	104	16	5	24
Expected return on plan assets	(1,191)	(287)	(375)	(55)	(14)	(86)
Recognized net loss	314	82	100	15	3	13
Net amortization	1	1	1	—	—	15
Prior service cost	—	—	—	—	—	(3)
Net periodic pension cost (income)	$(96)	$(20)	$(58)	$(6)	$4	$—

2020
Service cost	$376	$89	$96	$15	$8	$33
Interest cost	432	100	133	20	6	31
Expected return on plan assets	(1,100)	(264)	(347)	(51)	(13)	(75)
Recognized net loss	269	71	86	13	2	6
Net amortization	1	1	1	—	—	15
Prior service cost	—	—	—	—	—	(3)
Net periodic pension cost (income)	$(22)	$(3)	$(31)	$(3)	$3	$7
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

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

Future benefit payments reflect expected future service and are estimated based on assumptions used to measure the projected benefit obligation for the pension plans. At December 31, 2022, estimated benefit payments were as follows:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Benefit Payments:
2023	$734	$155	$230	$32	$6	$83
2024	735	160	236	33	7	57
2025	760	167	243	34	7	58
2026	784	173	248	35	7	60
2027	806	178	252	36	8	61
2028 to 2032	4,262	952	1,304	192	43	323
Other Postretirement Benefits
Changes in the APBO and the fair value of the Registrants' plan assets during the plan years ended December 31, 2022 and 2021 were as follows:

	2022
	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Change in benefit obligation
Benefit obligation at beginning of year	$1,849	$440	$656	$76	$11	$237
Service cost	23	6	6	1	—	1
Interest cost	42	10	15	2	—	5
Benefits paid	(109)	(23)	(38)	(4)	(1)	(18)
Actuarial gain	(365)	(89)	(125)	(16)	(1)	(46)
Retiree drug subsidy	1	—	—	—	—	—
Balance at end of year	1,441	344	514	59	9	179
Change in plan assets
Fair value of plan assets at beginning of year	1,251	489	450	29	—	143
Actual loss on plan assets	(218)	(98)	(71)	(4)	—	(25)
Employer contributions	73	4	27	3	1	13
Benefits paid	(108)	(23)	(38)	(4)	(1)	(18)
Fair value of plan assets at end of year	998	372	368	24	—	113
Accrued asset (liability)	$(443)	$28	$(146)	$(35)	$(9)	$(66)

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

	2021
	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Change in benefit obligation
Benefit obligation at beginning of year	$1,948	$463	$699	$81	$12	$248
Service cost	24	6	7	1	—	2
Interest cost	35	9	12	1	—	4
Benefits paid	(105)	(22)	(36)	(5)	—	(18)
Actuarial (gain) loss	(54)	(16)	(26)	(2)	(1)	1
Retiree drug subsidy	1	—	—	—	—	—
Balance at end of year	1,849	440	656	76	11	237
Change in plan assets
Fair value of plan assets at beginning of year	1,158	458	427	27	—	128
Actual return on plan assets	154	55	55	4	—	18
Employer contributions	43	(2)	4	3	—	15
Benefits paid	(104)	(22)	(36)	(5)	—	(18)
Fair value of plan assets at end of year	1,251	489	450	29	—	143
Accrued asset (liability)	$(598)	$49	$(206)	$(47)	$(11)	$(94)
Amounts recognized in the balance sheets at December 31, 2022 and 2021 related to the Registrants' other postretirement benefit plans consist of the following:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
December 31, 2022:
Prepaid other postretirement benefit costs(a)	$—	$28	$—	$—	$—	$—
Other regulatory assets, deferred(b)	34	—	19	—	—	—
Other current liabilities	(6)	—	—	—	(1)	—
Employee benefit obligations(c)	(437)	—	(146)	(35)	(8)	(66)
Other regulatory liabilities, deferred	(170)	(21)	(58)	(9)	—	(58)
AOCI	(4)	—	—	—	—	(2)

December 31, 2021:
Prepaid other postretirement benefit costs(a)	$—	$49	$—	$—	$—	$—
Other regulatory assets, deferred(b)	97	—	30	2	—	—
Other current liabilities	(5)	—	—	—	—	—
Employee benefit obligations(c)	(593)	—	(206)	(47)	(11)	(94)
Other regulatory liabilities, deferred	(171)	(62)	(40)	(1)	—	(34)
AOCI	—	—	—	—	2	(5)
(a)Included in prepaid pension and other postretirement benefit costs on Alabama Power's balance sheet.
(b)Amounts for Southern Company exclude regulatory assets of $32 million and $40 million at December 31, 2022 and 2021, respectively, associated with unamortized amounts in Southern Company Gas' other postretirement benefit plans prior to its acquisition by Southern Company.
(c)Included in other deferred credits and liabilities on Southern Power's consolidated balance sheets.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

Presented below are the amounts included in net regulatory assets (liabilities) at December 31, 2022 and 2021 related to the other postretirement benefit plans of Southern Company, the traditional electric operating companies, and Southern Company Gas that had not yet been recognized in net periodic other postretirement benefit cost.

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Company Gas
	(in millions)
Balance at December 31, 2022:
Regulatory assets (liabilities):
Prior service cost	$14	$4	$6	$1	$1
Net gain	(150)	(25)	(45)	(10)	(64)
Regulatory amortization	—	—	—	—	5
Total regulatory assets (liabilities)(*)	$(136)	$(21)	$(39)	$(9)	$(58)

Balance at December 31, 2021:
Regulatory assets (liabilities):
Prior service cost	$13	$3	$5	$1	$1
Net gain	(87)	(65)	(15)	—	(51)
Regulatory amortization	—	—	—	—	16
Total regulatory assets (liabilities)(*)	$(74)	$(62)	$(10)	$1	$(34)
(*)Amounts for Southern Company exclude regulatory assets of $32 million and $40 million at December 31, 2022 and 2021, respectively, associated with unamortized amounts in Southern Company Gas' other postretirement benefit plans prior to its acquisition by Southern Company.
The changes in the balance of net regulatory assets (liabilities) related to the other postretirement benefit plans for the plan years ended December 31, 2022 and 2021 are presented in the following table:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Company Gas
	(in millions)
Net regulatory assets (liabilities):(*)
Balance at December 31, 2020	$51	$(21)	$47	$5	$(23)
Net gain	(120)	(41)	(55)	(4)	(2)
Reclassification adjustments:
Amortization of prior service costs	1	—	1	—	—
Amortization of net loss	(6)	—	(3)	—	—
Amortization of regulatory assets(*)	—	—	—	—	(9)
Total reclassification adjustments	(5)	—	(2)	—	(9)
Total change	(125)	(41)	(57)	(4)	(11)
Balance at December 31, 2021	$(74)	$(62)	$(10)	$1	$(34)
Net (gain) loss	(64)	41	(27)	(10)	(13)
Reclassification adjustments:
Amortization of prior service costs	1	—	—	—	—
Amortization of net gain (loss)	1	—	(2)	—	—
Amortization of regulatory assets(*)	—	—	—	—	(11)
Total reclassification adjustments	2	—	(2)	—	(11)
Total change	(62)	41	(29)	(10)	(24)
Balance at December 31, 2022	$(136)	$(21)	$(39)	$(9)	$(58)
(*)Amounts for Southern Company exclude regulatory assets of $32 million and $40 million at December 31, 2022 and 2021, respectively, associated with unamortized amounts in Southern Company Gas' other postretirement benefit plans prior to its acquisition by Southern Company.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

Presented below are the amounts included in AOCI at December 31, 2022 and 2021 related to the other postretirement benefit plans of Southern Company, Southern Power, and Southern Company Gas that had not yet been recognized in net periodic other postretirement benefit cost.

	Southern Company	Southern Power	Southern Company Gas
	(in millions)
Balance at December 31, 2022
AOCI:
Prior service cost	$1	$—	$—
Net (gain) loss	(5)	—	(2)
Total AOCI	$(4)	$—	$(2)

Balance at December 31, 2021
AOCI:
Prior service cost	$1	$—	$1
Net (gain) loss	(1)	2	(6)
Total AOCI	$—	$2	$(5)
The components of OCI related to the other postretirement benefit plans for the plan years ended December 31, 2022 and 2021 are presented in the following table:

	Southern Company	Southern Power	Southern Company Gas
	(in millions)
AOCI:
Balance at December 31, 2020	$8	$3	$—
Net gain	(11)	(1)	—
Reclassification adjustments:
Amortization of net gain (loss)	3	—	(5)
Total change	(8)	(1)	(5)
Balance at December 31, 2021	$—	$2	$(5)
Net gain	(3)	(2)	—
Reclassification adjustments:
Amortization of net gain (loss)	(1)	—	3
Total change	(4)	(2)	3
Balance at December 31, 2022	$(4)	$—	$(2)

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

Components of the other postretirement benefit plans' net periodic cost for the Registrants were as follows:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
2022
Service cost	$23	$6	$6	$1	$—	$1
Interest cost	42	10	15	2	—	5
Expected return on plan assets	(80)	(32)	(28)	(2)	1	(9)
Net amortization	(1)	—	2	—	—	6
Net periodic postretirement benefit cost (income)	$(16)	$(16)	$(5)	$1	$1	$3

2021
Service cost	$24	$6	$7	$1	$—	$2
Interest cost	35	9	12	1	—	4
Expected return on plan assets	(76)	(30)	(26)	(1)	1	(10)
Net amortization	2	—	2	—	—	6
Net periodic postretirement benefit cost (income)	$(15)	$(15)	$(5)	$1	$1	$2

2020
Service cost	$22	$6	$6	$1	$1	$2
Interest cost	54	13	20	2	—	7
Expected return on plan assets	(72)	(29)	(26)	(1)	—	(10)
Net amortization	1	—	2	—	—	6
Net periodic postretirement benefit cost (income)	$5	$(10)	$2	$2	$1	$5
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

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Benefit payments:
2023	$115	$25	$41	$5	$1	$18
2024	110	24	39	5	1	17
2025	114	26	41	5	1	17
2026	113	26	41	5	1	16
2027	113	26	41	5	1	16
2028 to 2032	551	130	199	22	1	68

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
Southern Company's investment strategy also includes adjusting the established asset allocation to invest a larger portion of the portfolio in fixed rate debt securities should the qualified pension plan achieve a predetermined funding threshold, which occurred during 2022.
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
Investments in real estate, special situations, and private equity are generally classified as Net Asset Value as a Practical Expedient, since the underlying assets typically do not have publicly available observable inputs. The fund manager values the assets using various inputs and techniques depending on the nature of the underlying investments. Techniques may include purchase multiples for comparable transactions, comparable public company trading multiples, discounted cash flow analysis, prevailing market capitalization rates, recent sales of comparable investments, and independent third-party appraisals. The fair value of partnerships is determined by aggregating the value of the underlying assets less liabilities.

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
The fair values, and actual allocations relative to the target allocations, of the Southern Company system's pension plans at December 31, 2022 and 2021 are presented below.

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Net Asset Value as a Practical Expedient		Target Allocation	Actual Allocation
At December 31, 2022:	(Level 1)	(Level 2)	(Level 3)	(NAV)	Total
	(in millions)
Southern Company
Assets:
Equity:						45%	43%
Domestic equity	$2,078	$691	$—	$—	$2,769
International equity	2,166	1,090	—	—	3,256
Fixed income:						30	28
U.S. Treasury, government, and agency bonds	—	1,469	—	—	1,469
Mortgage- and asset-backed securities	—	29	—	—	29
Corporate bonds	—	1,494	—	—	1,494
Pooled funds	—	607	—	—	607
Cash equivalents and other	399	7	—	—	406
Real estate investments	376	—	—	1,887	2,263	13	15
Special situations	—	—	—	187	187	3	2
Private equity	—	—	—	1,717	1,717	9	12
Total	$5,019	$5,387	$—	$3,791	$14,197	100%	100%
Liabilities:
Derivatives	(4)	—	—	—	(4)
Total	$5,015	$5,387	$—	$3,791	$14,193	100%	100%

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Net Asset Value as a Practical Expedient		Target Allocation	Actual Allocation
At December 31, 2022:	(Level 1)	(Level 2)	(Level 3)	(NAV)	Total
	(in millions)
Alabama Power
Assets:
Equity:						45%	43%
Domestic equity	$500	$167	$—	$—	$667
International equity	522	263	—	—	785
Fixed income:						30	28
U.S. Treasury, government, and agency bonds	—	354	—	—	354
Mortgage- and asset-backed securities	—	7	—	—	7
Corporate bonds	—	360	—	—	360
Pooled funds	—	146	—	—	146
Cash equivalents and other	96	2	—	—	98
Real estate investments	91	—	—	455	546	13	15
Special situations	—	—	—	45	45	3	2
Private equity	—	—	—	414	414	9	12
Total	$1,209	$1,299	$—	$914	$3,422	100%	100%
Liabilities:
Derivatives	(1)	—	—	—	(1)
Total	$1,208	$1,299	$—	$914	$3,421	100%	100%

Georgia Power
Assets:
Equity:						45%	43%
Domestic equity	$651	$217	$—	$—	$868
International equity	678	342	—	—	1,020
Fixed income:						30	28
U.S. Treasury, government, and agency bonds	—	460	—	—	460
Mortgage- and asset-backed securities	—	9	—	—	9
Corporate bonds	—	468	—	—	468
Pooled funds	—	190	—	—	190
Cash equivalents and other	125	2	—	—	127
Real estate investments	118	—	—	591	709	13	15
Special situations	—	—	—	59	59	3	2
Private equity	—	—	—	538	538	9	12
Total	$1,572	$1,688	$—	$1,188	$4,448	100%	100%
Liabilities:
Derivatives	(1)	—	—	—	(1)
Total	$1,571	$1,688	$—	$1,188	$4,447	100%	100%

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Net Asset Value as a Practical Expedient		Target Allocation	Actual Allocation
At December 31, 2022:	(Level 1)	(Level 2)	(Level 3)	(NAV)	Total
	(in millions)
Mississippi Power
Assets:
Equity:						45%	43%
Domestic equity	$95	$32	$—	$—	$127
International equity	99	50	—	—	149
Fixed income:						30	28
U.S. Treasury, government, and agency bonds	—	67	—	—	67
Mortgage- and asset-backed securities	—	1	—	—	1
Corporate bonds	—	68	—	—	68
Pooled funds	—	28	—	—	28
Cash equivalents and other	18	—	—	—	18
Real estate investments	17	—	—	86	103	13	15
Special situations	—	—	—	9	9	3	2
Private equity	—	—	—	78	78	9	12
Total	$229	$246	$—	$173	$648	100%	100%

Southern Power
Assets:
Equity:						45%	43%
Domestic equity	$25	$9	$—	$—	$34
International equity	27	14	—	—	41
Fixed income:						30	28
U.S. Treasury, government, and agency bonds	—	18	—	—	18
Corporate bonds	—	19	—	—	19
Pooled funds	—	8	—	—	8
Cash equivalents and other	5	—	—	—	5
Real estate investments	5	—	—	24	29	13	15
Special situations	—	—	—	2	2	3	2
Private equity	—	—	—	21	21	9	12
Total	$62	$68	$—	$47	$177	100%	100%

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Net Asset Value as a Practical Expedient		Target Allocation	Actual Allocation
At December 31, 2022:	(Level 1)	(Level 2)	(Level 3)	(NAV)	Total
	(in millions)
Southern Company Gas
Assets:
Equity:						45%	43%
Domestic equity	$146	$49	$—	$—	$195
International equity	152	77	—	—	229
Fixed income:						30	28
U.S. Treasury, government, and agency bonds	—	104	—	—	104
Mortgage- and asset-backed securities	—	2	—	—	2
Corporate bonds	—	105	—	—	105
Pooled funds	—	43	—	—	43
Cash equivalents and other	28	1	—	—	29
Real estate investments	27	—	—	133	160	13	15
Special situations	—	—	—	13	13	3	2
Private equity	—	—	—	121	121	9	12
Total	$353	$381	$—	$267	$1,001	100%	100%

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Net Asset Value as a Practical Expedient		Target Allocation	Actual Allocation
At December 31, 2021:	(Level 1)	(Level 2)	(Level 3)	(NAV)	Total
	(in millions)
Southern Company
Assets:
Equity:						51%	53%
Domestic equity	$3,095	$1,326	$—	$—	$4,421
International equity	2,740	1,402	3	—	4,145
Fixed income:						23	22
U.S. Treasury, government, and agency bonds	—	1,209	—	—	1,209
Mortgage- and asset-backed securities	—	10	—	—	10
Corporate bonds	—	1,752	—	—	1,752
Pooled funds	—	771	—	—	771
Cash equivalents and other	405	7	—	—	412
Real estate investments	706	—	—	2,038	2,744	14	15
Special situations	—	—	—	171	171	3	1
Private equity	—	—	—	1,590	1,590	9	9
Total	$6,946	$6,477	$3	$3,799	$17,225	100%	100%

Alabama Power
Assets:
Equity:						51%	53%
Domestic equity	$743	$319	$—	$—	$1,062
International equity	659	337	1	—	997
Fixed income:						23	22
U.S. Treasury, government, and agency bonds	—	291	—	—	291
Mortgage- and asset-backed securities	—	2	—	—	2
Corporate bonds	—	421	—	—	421
Pooled funds	—	186	—	—	186
Cash equivalents and other	97	2	—	—	99
Real estate investments	170	—	—	490	660	14	15
Special situations	—	—	—	41	41	3	1
Private equity	—	—	—	382	382	9	9
Total	$1,669	$1,558	$1	$913	$4,141	100%	100%

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Net Asset Value as a Practical Expedient		Target Allocation	Actual Allocation
At December 31, 2021:	(Level 1)	(Level 2)	(Level 3)	(NAV)	Total
	(in millions)
Georgia Power
Assets:
Equity:						51%	53%
Domestic equity	$972	$417	$—	$—	$1,389
International equity	861	441	1	—	1,303
Fixed income:						23	22
U.S. Treasury, government, and agency bonds	—	380	—	—	380
Mortgage- and asset-backed securities	—	3	—	—	3
Corporate bonds	—	551	—	—	551
Pooled funds	—	243	—	—	243
Cash equivalents and other	127	2	—	—	129
Real estate investments	222	—	—	641	863	14	15
Special situations	—	—	—	54	54	3	1
Private equity	—	—	—	500	500	9	9
Total	$2,182	$2,037	$1	$1,195	$5,415	100%	100%

Mississippi Power
Assets:
Equity:						51%	53%
Domestic equity	$142	$61	$—	$—	$203
International equity	126	64	—	—	190
Fixed income:						23	22
U.S. Treasury, government, and agency bonds	—	55	—	—	55
Corporate bonds	—	80	—	—	80
Pooled funds	—	35	—	—	35
Cash equivalents and other	18	—	—	—	18
Real estate investments	32	—	—	93	125	14	15
Special situations	—	—	—	8	8	3	1
Private equity	—	—	—	73	73	9	9
Total	$318	$295	$—	$174	$787	100%	100%

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Net Asset Value as a Practical Expedient		Target Allocation	Actual Allocation
At December 31, 2021:	(Level 1)	(Level 2)	(Level 3)	(NAV)	Total
	(in millions)
Southern Power
Assets:
Equity:						51%	53%
Domestic equity	$38	$16	$—	$—	$54
International equity	34	17	—	—	51
Fixed income:						23	22
U.S. Treasury, government, and agency bonds	—	15	—	—	15
Corporate bonds	—	22	—	—	22
Pooled funds	—	10	—	—	10
Cash equivalents and other	5	—	—	—	5
Real estate investments	9	—	—	25	34	14	15
Special situations	—	—	—	2	2	3	1
Private equity	—	—	—	20	20	9	9
Total	$86	$80	$—	$47	$213	100%	100%

Southern Company Gas
Assets:
Equity:						51%	53%
Domestic equity	$223	$96	$—	$—	$319
International equity	197	101	—	—	298
Fixed income:						23	22
U.S. Treasury, government, and agency bonds	—	87	—	—	87
Mortgage- and asset-backed securities	—	1	—	—	1
Corporate bonds	—	126	—	—	126
Pooled funds	—	56	—	—	56
Cash equivalents and other	29	—	—	—	29
Real estate investments	51	—	—	147	198	14	15
Special situations	—	—	—	12	12	3	1
Private equity	—	—	—	115	115	9	9
Total	$500	$467	$—	$274	$1,241	100%	100%

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

The fair values, and actual allocations relative to the target allocations, of the applicable Registrants' other postretirement benefit plan assets at December 31, 2022 and 2021 are presented below.

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Net Asset Value as a Practical Expedient	Total	Target Allocation	Actual Allocation
At December 31, 2022:	(Level 1)	(Level 2)	(NAV)
	(in millions)
Southern Company
Assets:
Equity:					61%	59%
Domestic equity	$85	$74	$—	$159
International equity	58	79	—	137
Fixed income:					30	28
U.S. Treasury, government, and agency bonds	—	43	—	43
Mortgage- and asset-backed securities	—	1	—	1
Corporate bonds	—	40	—	40
Pooled funds	—	79	—	79
Cash equivalents and other	19	—	—	19
Trust-owned life insurance	—	406	—	406
Real estate investments	11	—	51	62	5	7
Special situations	—	—	6	6	1	1
Private equity	—	—	46	46	3	5
Total	$173	$722	$103	$998	100%	100%

Alabama Power
Assets:
Equity:					69%	65%
Domestic equity	$17	$6	$—	$23
International equity	18	9	—	27
Fixed income:					23	23
U.S. Treasury, government, and agency bonds	—	12	—	12
Corporate bonds	—	12	—	12
Pooled funds	—	7	—	7
Cash equivalents and other	3	—	—	3
Trust-owned life insurance	—	252	—	252
Real estate investments	3	—	16	19	4	7
Special situations	—	—	2	2	1	1
Private equity	—	—	14	14	3	4
Total	$41	$298	$32	$371	100%	100%

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Net Asset Value as a Practical Expedient	Total	Target Allocation	Actual Allocation
At December 31, 2022:	(Level 1)	(Level 2)	(NAV)
	(in millions)
Georgia Power
Assets:
Equity:					58%	56%
Domestic equity	$46	$6	$—	$52
International equity	17	39	—	56
Fixed income:					35	34
U.S. Treasury, government, and agency bonds	—	10	—	10
Corporate bonds	—	12	—	12
Pooled funds	—	40	—	40
Cash equivalents and other	9	—	—	9
Trust-owned life insurance	—	154	—	154
Real estate investments	4	—	15	19	4	5
Special situations	—	—	2	2	1	1
Private equity	—	—	14	14	2	4
Total	$76	$261	$31	$368	100%	100%

Mississippi Power
Assets:
Equity:					37%	35%
Domestic equity	$3	$1	$—	$4
International equity	3	2	—	5
Fixed income:					43	41
U.S. Treasury, government, and agency bonds	—	4	—	4
Corporate bonds	—	2	—	2
Pooled funds	—	1	—	1
Cash equivalents and other	2	—	—	2
Real estate investments	1	—	3	4	11	12
Special situations	—	—	—	—	2	2
Private equity	—	—	2	2	7	10
Total	$9	$10	$5	$24	100%	100%

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Net Asset Value as a Practical Expedient	Total	Target Allocation	Actual Allocation
At December 31, 2022:	(Level 1)	(Level 2)	(NAV)
	(in millions)
Southern Company Gas
Assets:
Equity:					72%	70%
Domestic equity	$2	$56	$—	$58
International equity	2	20	—	22
Fixed income:					26	27
U.S. Treasury, government, and agency bonds	—	1	—	1
Corporate bonds	—	1	—	1
Pooled funds	—	27	—	27
Cash equivalents and other	1	—	—	1
Real estate investments	—	—	2	2	1	2
Private equity	—	—	1	1	1	1
Total	$5	$105	$3	$113	100%	100%

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Net Asset Value as a Practical Expedient		Target Allocation	Actual Allocation
At December 31, 2021:	(Level 1)	(Level 2)	(NAV)	Total
	(in millions)
Southern Company
Assets:
Equity:					64%	66%
Domestic equity	$123	$112	$—	$235
International equity	73	99	—	172
Fixed income:					27	25
U.S. Treasury, government, and agency bonds	—	37	—	37
Corporate bonds	—	50	—	50
Pooled funds	—	90	—	90
Cash equivalents and other	14	—	—	14
Trust-owned life insurance	—	530	—	530
Real estate investments	20	—	54	74	5	6
Special situations	—	—	5	5	1	—
Private equity	—	—	42	42	3	3
Total	$230	$918	$101	$1,249	100%	100%

Alabama Power
Assets:
Equity:					71%	69%
Domestic equity	$26	$11	$—	$37
International equity	23	12	—	35
Fixed income:					21	21
U.S. Treasury, government, and agency bonds	—	10	—	10
Corporate bonds	—	18	—	18
Pooled funds	—	6	—	6
Cash equivalents and other	3	—	—	3
Trust-owned life insurance	—	341	—	341
Real estate investments	6	—	17	23	4	7
Special situations	—	—	2	2	1	—
Private equity	—	—	13	13	3	3
Total	$58	$398	$32	$488	100%	100%

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Net Asset Value as a Practical Expedient		Target Allocation	Actual Allocation
At December 31, 2021:	(Level 1)	(Level 2)	(NAV)	Total
	(in millions)
Georgia Power
Assets:
Equity:					60%	62%
Domestic equity	$65	$13	$—	$78
International equity	22	50	—	72
Fixed income:					33	30
U.S. Treasury, government, and agency bonds	—	9	—	9
Corporate bonds	—	14	—	14
Pooled funds	—	46	—	46
Cash equivalents and other	5	—	—	5
Trust-owned life insurance	—	189	—	189
Real estate investments	7	—	16	23	4	5
Special situations	—	—	1	1	1	—
Private equity	—	—	13	13	2	3
Total	$99	$321	$30	$450	100%	100%

Mississippi Power
Assets:
Equity:					43%	44%
Domestic equity	$4	$2	$—	$6
International equity	4	2	—	6
Fixed income:					36	34
U.S. Treasury, government, and agency bonds	—	5	—	5
Corporate bonds	—	2	—	2
Pooled funds	—	1	—	1
Cash equivalents and other	1	—	—	1
Real estate investments	1	—	3	4	11	13
Special situations	—	—	—	—	2	1
Private equity	—	—	2	2	8	8
Total	$10	$12	$5	$27	100%	100%

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Net Asset Value as a Practical Expedient		Target Allocation	Actual Allocation
At December 31, 2021:	(Level 1)	(Level 2)	(NAV)	Total
	(in millions)
Southern Company Gas
Assets:
Equity:					72%	73%
Domestic equity	$3	$76	$—	$79
International equity	2	24	—	26
Fixed income:					26	24
U.S. Treasury, government, and agency bonds	—	1	—	1
Corporate bonds	—	1	—	1
Pooled funds	—	30	—	30
Cash equivalents and other	2	—	—	2
Real estate investments	1	—	2	3	1	2
Private equity	—	—	1	1	1	1
Total	$8	$132	$3	$143	100%	100%
Employee Savings Plan
Southern Company and its subsidiaries also sponsor 401(k) defined contribution plans covering substantially all employees and provide matching contributions up to specified percentages of an employee's eligible pay. Total matching contributions made to the plans for 2022, 2021, and 2020 were as follows:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
2022	$124	$26	$29	$5	$3	$17
2021	119	26	28	5	2	16
2020	120	26	29	5	2	16
12. STOCK COMPENSATION
Stock-based compensation primarily in the form of Southern Company performance share units (PSU) and restricted stock units (RSU) may be granted through the Equity and Incentive Compensation Plan to Southern Company system employees ranging from line management to executives.
At December 31, 2022, the number of current and former employees participating in stock-based compensation programs for the Registrants was as follows:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
Number of employees	1,586	221	236	64	45	186
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

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

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

Year Ended December 31	2022	2021	2020
Expected volatility	29.6%	30.0%	15.4%
Expected term (in years)	3	3	3
Interest rate	1.7%	0.2%	1.4%
Weighted average grant-date fair value	$79.69	$69.06	$77.65
The Registrants recognize TSR award compensation expense on a straight-line basis over the three-year performance period without remeasurement.
The fair values of EPS awards and ROE awards are based on the closing stock price of Southern Company common stock on the date of the grant. The weighted average grant-date fair value of the ROE awards granted during 2022, 2021, and 2020 was $66.87, $59.49, and $68.42, respectively. Compensation expense for EPS and ROE awards is generally recognized ratably over the three-year performance period adjusted for expected changes in EPS and ROE performance. Total compensation cost recognized for vested EPS awards and ROE awards reflects final performance metrics.
Southern Company had 2.2 million unvested PSUs outstanding at December 31, 2021. In February 2022, the PSUs that vested for the three-year performance period ended December 31, 2021 were converted into 2.5 million shares outstanding at a share price of $66.57. During 2022, Southern Company granted 1.3 million PSUs and 1.1 million PSUs were vested or forfeited, resulting in 2.4 million unvested PSUs outstanding at December 31, 2022. In February 2023, the PSUs that vested for the three-year performance period ended December 31, 2022 were converted into 1.8 million shares outstanding at a weighted average share price of $67.13.
Total PSU compensation cost, and the related tax benefit recognized in income, for the years ended December 31, 2022, 2021, and 2020 are as follows:

	2022	2021	2020
	(in millions)
Southern Company
Compensation cost recognized in income	$101	$112	$84
Tax benefit of compensation cost recognized in income	26	29	22
Southern Company Gas
Compensation cost recognized in income	$12	$17	$13
Tax benefit of compensation cost recognized in income	4	4	4
Total PSU compensation cost and the related tax benefit recognized in income were immaterial for all periods presented for all other Registrants. The compensation cost related to the grant of Southern Company PSUs to the employees of each Subsidiary

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

Registrant is recognized in each Subsidiary Registrant's financial statements with a corresponding credit to equity representing a capital contribution from Southern Company.
At December 31, 2022, Southern Company's total unrecognized compensation cost related to PSUs was $31 million and is expected to be recognized over a weighted-average period of approximately 19 months. The total unrecognized compensation cost related to PSUs at December 31, 2022 was immaterial for all other Registrants.
Restricted Stock Units
The fair value of RSUs is based on the closing stock price of Southern Company common stock on the date of the grant. The weighted average grant-date fair values of RSUs granted during 2022, 2021, and 2020 were $67.20, $59.56, and $67.60, respectively. For most RSU awards, one-third of the RSUs vest each year throughout a three-year service period and compensation cost for RSUs is generally recognized over the corresponding one-, two-, or three-year vesting period. Shares of Southern Company common stock are delivered to employees at the end of each vesting period.
Southern Company had 1.1 million RSUs outstanding at December 31, 2021. During 2022, Southern Company granted 0.4 million RSUs and 0.6 million RSUs were vested or forfeited, resulting in 0.9 million unvested RSUs outstanding at December 31, 2022, including RSUs related to employee retention agreements.
For the years ended December 31, 2022, 2021, and 2020, Southern Company's total compensation cost for RSUs recognized in income was $26 million, $32 million, and $29 million, respectively. The related tax benefit also recognized in income was $7 million, $8 million, and $8 million for the years ended December 31, 2022, 2021, and 2020, respectively. Total unrecognized compensation cost related to RSUs at December 31, 2022, which is being recognized over a weighted-average period of approximately 18 months, is immaterial for Southern Company.
Total RSUs outstanding and total compensation cost and related tax benefit for the RSUs recognized in income for the years ended December 31, 2022, 2021, and 2020, as well as the total unrecognized compensation cost at December 31, 2022, were immaterial for all other Registrants. The compensation cost related to the grant of Southern Company RSUs to the employees of each Subsidiary Registrant is recognized in such Subsidiary Registrant's financial statements with a corresponding credit to equity representing a capital contribution from Southern Company.
Stock Options
In 2015, Southern Company discontinued granting stock options. As of December 31, 2017, all stock option awards were vested and compensation cost fully recognized. Stock options expire no later than 10 years after the grant date and the latest possible exercise will occur by November 2024. At December 31, 2022, the weighted average remaining contractual term for the options outstanding and exercisable was approximately 10 months.
Southern Company's activity in the stock option program for 2022 is summarized below:

	Shares Subject to Option	Weighted Average Exercise Price
	(in millions)
Outstanding at December 31, 2021	2.8	$42.95
Exercised	1.8	43.37
Outstanding and Exercisable at December 31, 2022	1.0	$42.22
Southern Company's cash receipts from issuances related to stock options exercised under the share-based payment arrangements for the years ended December 31, 2022, 2021, and 2020 were $75 million, $66 million, and $66 million, respectively.
At December 31, 2022, the aggregate intrinsic value for options outstanding and exercisable was $29 million for Southern Company and immaterial for all other Registrants.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

Total intrinsic value of options exercised, and the related tax benefit, for the years ended December 31, 2022, 2021, and 2020 are presented below for Southern Company and Georgia Power and were immaterial for all other Registrants:

Year Ended December 31	2022	2021	2020
	(in millions)
Southern Company
Intrinsic value of options exercised	$49	$34	$38
Tax benefit of options exercised	12	7	9
Georgia Power
Intrinsic value of options exercised	$15	$14	$9
Tax benefit of options exercised	4	3	2
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

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

At December 31, 2022, assets and liabilities measured at fair value on a recurring basis during the period, together with their associated level of the fair value hierarchy, were as follows:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Net Asset Value as a Practical Expedient
At December 31, 2022:	(Level 1)	(Level 2)	(Level 3)	(NAV)	Total
	(in millions)
Southern Company
Assets:
Energy-related derivatives(a)	$18	$181	$—	$—	$199
Interest rate derivatives	—	12	—	—	12
Investments in trusts:(b)(c)
Domestic equity	651	178	—	—	829
Foreign equity	125	150	—	—	275
U.S. Treasury and government agency securities	—	285	—	—	285
Municipal bonds	—	51	—	—	51
Pooled funds – fixed income	—	7	—	—	7
Corporate bonds	—	412	—	—	412
Mortgage and asset backed securities	—	90	—	—	90
Private equity	—	—	—	161	161
Cash and cash equivalents	4	—	—	—	4
Other	37	12	—	—	49
Cash equivalents	1,427	20	—	—	1,447
Other investments	9	26	—	—	35
Total	$2,271	$1,424	$—	$161	$3,856
Liabilities:
Energy-related derivatives(a)	$32	$178	$—	$—	$210
Interest rate derivatives	—	302	—	—	302
Foreign currency derivatives	—	216	—	—	216
Contingent consideration	—	—	12	—	12
Other	—	13	—	—	13
Total	$32	$709	$12	$—	$753

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Net Asset Value as a Practical Expedient
At December 31, 2022:	(Level 1)	(Level 2)	(Level 3)	(NAV)	Total
	(in millions)
Alabama Power
Assets:
Energy-related derivatives	$—	$62	$—	$—	$62
Nuclear decommissioning trusts:(b)
Domestic equity	396	169	—	—	565
Foreign equity	125	—	—	—	125
U.S. Treasury and government agency securities	—	19	—	—	19
Municipal bonds	—	1	—	—	1
Corporate bonds	—	225	—	—	225
Mortgage and asset backed securities	—	22	—	—	22
Private equity	—	—	—	161	161
Other	7	—	—	—	7
Cash equivalents	438	20	—	—	458
Other investments	—	26	—	—	26
Total	$966	$544	$—	$161	$1,671
Liabilities:
Energy-related derivatives	$—	$39	$—	$—	$39

Georgia Power
Assets:
Energy-related derivatives	$—	$42	$—	$—	$42
Nuclear decommissioning trusts:(b)(c)
Domestic equity	255	1	—	—	256
Foreign equity	—	149	—	—	149
U.S. Treasury and government agency securities	—	266	—	—	266
Municipal bonds	—	50	—	—	50
Corporate bonds	—	187	—	—	187
Mortgage and asset backed securities	—	68	—	—	68
Other	30	12	—	—	42
Cash equivalents	355	—	—	—	355
Total	$640	$775	$—	$—	$1,415
Liabilities:
Energy-related derivatives	$—	$62	$—	$—	$62

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Net Asset Value as a Practical Expedient
At December 31, 2022:	(Level 1)	(Level 2)	(Level 3)	(NAV)	Total
	(in millions)
Mississippi Power
Assets:
Energy-related derivatives	$—	$59	$—	$—	$59
Cash equivalents	47	—	—	—	47
Total	$47	$59	$—	$—	$106
Liabilities:
Energy-related derivatives	$—	$32	$—	$—	$32

Southern Power
Assets:
Energy-related derivatives	$—	$8	$—	$—	$8
Liabilities:
Energy-related derivatives	$—	$12	$—	$—	$12
Foreign currency derivatives	—	47	—	—	47
Contingent consideration	—	—	12	—	12
Other	—	13	—	—	13
Total	$—	$72	$12	$—	$84

Southern Company Gas
Assets:
Energy-related derivatives(a)	$18	$10	$—	$—	$28
Non-qualified deferred compensation trusts:
Domestic equity	—	8	—	—	8
Foreign equity	—	1	—	—	1
Pooled funds - fixed income	—	7	—	—	7
Cash and cash equivalents	4	—	—	—	4
Cash equivalents	50	—	—	—	50
Total	$72	$26	$—	$—	$98
Liabilities:
Energy-related derivatives(a)(b)	$32	$33	$—	$—	$65
Interest rate derivatives	—	86	—	—	86
Total	$32	$119	$—	$—	$151
(a)Excludes cash collateral of $41 million.
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
The fair value measurements of private equity investments held in Alabama Power's nuclear decommissioning trusts that are calculated at net asset value per share (or its equivalent) as a practical expedient totaled $161 million and $150 million at December 31, 2022 and 2021, respectively. Unfunded commitments related to the private equity investments totaled $78 million and $69 million at December 31, 2022 and 2021, respectively. Private equity investments include high-quality private equity funds across several market sectors and funds that invest in real estate assets. Private equity funds do not have redemption rights. Distributions from these funds will be received as the underlying investments in the funds are liquidated.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

At December 31, 2022 and 2021, other financial instruments for which the carrying amount did not equal fair value were as follows:

	Southern Company(*)	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas(*)
	(in billions)
At December 31, 2022:
Long-term debt, including securities due within one year:
Carrying amount	$54.6	$10.6	$14.7	$1.5	$3.0	$7.4
Fair value	48.6	9.2	13.0	1.3	2.8	6.5
At December 31, 2021:
Long-term debt, including securities due within one year:
Carrying amount	$52.1	$9.7	$13.6	$1.5	$3.7	$6.9
Fair value	57.1	10.9	15.1	1.6	4.1	7.8
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

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

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
At December 31, 2022, the net volume of energy-related derivative contracts for natural gas positions, together with the longest hedge date over which the respective entity is hedging its exposure to the variability in future cash flows for forecasted transactions and the longest non-hedge date for derivatives not designated as hedges, were as follows:

	Net Purchased mmBtu	Longest Hedge Date	Longest Non-Hedge Date
	(in millions)
Southern Company(*)	431	2030	2025
Alabama Power	111	2026	—
Georgia Power	125	2026	—
Mississippi Power	94	2027	—
Southern Power	8	2030	2023
Southern Company Gas(*)	93	2025	2025
(*)Southern Company Gas' derivative instruments include both long and short natural gas positions. A long position is a contract to purchase natural gas and a short position is a contract to sell natural gas. Southern Company Gas' volume represents the net of long natural gas positions of 98 million mmBtu and short natural gas positions of 5 million mmBtu at December 31, 2022, which is also included in Southern Company's total volume. See Note 15 under "Southern Company Gas" for information regarding the sale of Sequent.
In addition to the volumes discussed above, the traditional electric operating companies and Southern Power enter into physical natural gas supply contracts that provide the option to sell back excess natural gas due to operational constraints. The maximum expected volume of natural gas subject to such a feature is 23 million mmBtu for Southern Company, which includes 6 million mmBtu for Alabama Power, 8 million mmBtu for Georgia Power, 3 million mmBtu for Mississippi Power, and 6 million mmBtu for Southern Power.
For cash flow hedges of energy-related derivatives, the estimated pre-tax gains (losses) expected to be reclassified from AOCI to earnings for the year ending December 31, 2023 are $(27) million for Southern Company, $(11) million for Southern Power, and $(16) million for Southern Company Gas.
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

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

At December 31, 2022, the following interest rate derivatives were outstanding:

	Notional Amount	Weighted Average Interest Rate Paid	Interest Rate Received	Hedge Maturity Date	Fair Value Gain (Loss) December 31, 2022
	(in millions)				(in millions)
Cash Flow Hedges of Forecasted Debt
Southern Company parent	$400	3.50%	N/A	June 2033	$12
Fair Value Hedges of Existing Debt
Southern Company parent	400	1-month LIBOR + 0.68%	1.75%	March 2028	(55)
Southern Company parent	1,000	1-month LIBOR + 2.36%	3.70%	April 2030	(161)
Southern Company Gas	500	1-month LIBOR + 0.38%	1.75%	January 2031	(86)
Southern Company	$2,300				$(290)
For cash flow hedges of interest rate derivatives, the estimated pre-tax gains (losses) expected to be reclassified from AOCI to interest expense for the year ending December 31, 2023 are $(16) million for Southern Company and immaterial for the other Registrants. Deferred gains and losses related to interest rate derivatives are expected to be amortized into earnings through 2052 for Southern Company, Alabama Power, and Georgia Power, 2028 for Mississippi Power, and 2046 for Southern Company Gas.
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
At December 31, 2022, the following foreign currency derivatives were outstanding:

	Pay Notional	Pay Rate	Receive Notional	Receive Rate	Hedge Maturity Date	Fair Value Gain (Loss) December 31, 2022
	(in millions)		(in millions)			(in millions)
Cash Flow Hedges of Existing Debt
Southern Power	$564	3.78%	€500	1.85%	June 2026	$(47)
Fair Value Hedges of Existing Debt
Southern Company parent	1,476	3.39%	1,250	1.88%	September 2027	(169)
Southern Company	$2,040		€1,750			$(216)
For cash flow hedges of foreign currency derivatives, the estimated pre-tax losses expected to be reclassified from AOCI to earnings for the year ending December 31, 2023 are $11 million for Southern Power.

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
At December 31, 2022 and 2021, the fair value of energy-related derivatives, interest rate derivatives, and foreign currency derivatives was reflected in the balance sheets as follows:

	2022		2021
Derivative Category and Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
	(in millions)
Southern Company
Energy-related derivatives designated as hedging instruments for regulatory purposes
Assets from risk management activities/Other current liabilities	$123	$121	$129	$30
Other deferred charges and assets/Other deferred credits and liabilities	52	44	72	6
Total derivatives designated as hedging instruments for regulatory purposes	175	165	201	36
Derivatives designated as hedging instruments in cash flow and fair value hedges
Energy-related derivatives:
Assets from risk management activities/Other current liabilities	3	27	7	5
Other deferred charges and assets/Other deferred credits and liabilities	6	4	1	—
Interest rate derivatives:
Assets from risk management activities/Other current liabilities	12	62	19	—
Other deferred charges and assets/Other deferred credits and liabilities	—	240	—	29
Foreign currency derivatives:
Assets from risk management activities/Other current liabilities	—	34	—	39
Other deferred charges and assets/Other deferred credits and liabilities	—	182	—	40
Total derivatives designated as hedging instruments in cash flow and fair value hedges	21	549	27	113
Energy-related derivatives not designated as hedging instruments
Assets from risk management activities/Other current liabilities	13	13	9	4
Other deferred charges and assets/Other deferred credits and liabilities	2	1	1	—
Total derivatives not designated as hedging instruments	15	14	10	4
Gross amounts recognized	211	728	238	153
Gross amounts offset(a)	(70)	(111)	(25)	(28)
Net amounts recognized in the Balance Sheets(b)	$141	$617	$213	$125

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

	2022		2021
Derivative Category and Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
	(in millions)
Alabama Power(c)
Energy-related derivatives designated as hedging instruments for regulatory purposes
Other current assets/Other current liabilities	$42	$21	$30	$9
Other deferred charges and assets/Other deferred credits and liabilities	20	18	25	2
Total derivatives designated as hedging instruments for regulatory purposes	62	39	55	11
Gross amounts offset	(24)	(24)	(5)	(5)
Net amounts recognized in the Balance Sheets	$38	$15	$50	$6

Georgia Power
Energy-related derivatives designated as hedging instruments for regulatory purposes
Assets from risk management activities/Other current liabilities	$36	$43	$54	$6
Other deferred charges and assets/Other deferred credits and liabilities	6	18	21	2
Total derivatives designated as hedging instruments for regulatory purposes	42	61	75	8
Energy-related derivatives not designated as hedging instruments
Other deferred charges and assets/Other deferred credits and liabilities	—	1	—	—
Gross amounts recognized	42	62	75	8
Gross amounts offset	(21)	(21)	(8)	(8)
Net amounts recognized in the Balance Sheets	$21	$41	$67	$—

Mississippi Power(c)
Energy-related derivatives designated as hedging instruments for regulatory purposes
Assets from risk management activities/Other current liabilities	$33	$24	$30	$3
Other deferred charges and assets/Other deferred credits and liabilities	26	8	26	2
Total derivatives designated as hedging instruments for regulatory purposes	59	32	56	5
Gross amounts offset	(17)	(17)	(4)	(4)
Net amounts recognized in the Balance Sheets	$42	$15	$52	$1

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

	2022		2021
Derivative Category and Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
	(in millions)
Southern Power
Derivatives designated as hedging instruments in cash flow and fair value hedges
Energy-related derivatives:
Other current assets/Other current liabilities	$—	$12	$2	$—
Other deferred charges and assets/Other deferred credits and liabilities	5	—	1	—
Foreign currency derivatives:
Other current assets/Other current liabilities	—	11	—	16
Other deferred charges and assets/Other deferred credits and liabilities	—	36	—	—
Total derivatives designated as hedging instruments in cash flow and fair value hedges	5	59	3	16
Energy-related derivatives not designated as hedging instruments
Other current assets/Other current liabilities	2	—	1	—
Other deferred charges and assets/Other deferred credits and liabilities	1	—	—	—
Total derivatives not designated as hedging instruments	3	—	1	—
Net amounts recognized in the Balance Sheets	$8	$59	$4	$16

Southern Company Gas
Energy-related derivatives designated as hedging instruments for regulatory purposes
Other current assets/Other current liabilities	$12	$33	$15	$12
Derivatives designated as hedging instruments in cash flow and fair value hedges
Energy-related derivatives:
Other current assets/Other current liabilities	3	15	5	5
Other deferred charges and assets/Other deferred credits and liabilities	1	4	—	—
Interest rate derivatives:
Other current assets/Other current liabilities	—	14	6	—
Other deferred charges and assets/Other deferred credits and liabilities	—	72	—	6
Total derivatives designated as hedging instruments in cash flow and fair value hedges	4	105	11	11
Energy-related derivatives not designated as hedging instruments
Other current assets/Other current liabilities	11	12	8	4
Other deferred charges and assets/Other deferred credits and liabilities	1	1	1	—
Total derivatives not designated as hedging instruments	12	13	9	4
Gross amounts recognized	28	151	35	27
Gross amounts offset(a)	—	(41)	(8)	(11)
Net amounts recognized in the Balance Sheets(b)	$28	$110	$27	$16
(a)Gross amounts offset includes cash collateral held on deposit in broker margin accounts of $41 million and $3 million at December 31, 2022 and 2021, respectively.
(b)Net amounts of derivative instruments outstanding exclude immaterial premium and intrinsic value associated with weather derivatives for all periods presented.
(c)Energy-related derivatives not designated as hedging instruments were immaterial at December 31, 2022 and there were no such instruments at December 31, 2021.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

At December 31, 2022 and 2021, the pre-tax effects of unrealized derivative gains (losses) arising from energy-related derivative instruments designated as regulatory hedging instruments and deferred were as follows:

Regulatory Hedge Unrealized Gain (Loss) Recognized in the Balance Sheets
Derivative Category and Balance Sheet Location	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Company Gas
	(in millions)
At December 31, 2022:
Energy-related derivatives:
Other regulatory assets, current	$(71)	$(8)	$(26)	$(13)	$(24)
Other regulatory assets, deferred	(23)	(7)	(14)	(2)	—
Other regulatory liabilities, current	72	29	19	22	2
Other regulatory liabilities, deferred	31	9	2	20	—
Total energy-related derivative gains (losses)	$9	$23	$(19)	$27	$(22)

At December 31, 2021:
Energy-related derivatives:
Other regulatory assets, current	$(17)	$(6)	$—	$—	$(11)
Other regulatory liabilities, current	107	28	48	27	4
Other regulatory liabilities, deferred	65	22	19	24	—
Total energy-related derivative gains (losses)	$155	$44	$67	$51	$(7)
For the years ended December 31, 2022, 2021, and 2020, the pre-tax effects of cash flow and fair value hedge accounting on AOCI for the applicable Registrants were as follows:

Gain (Loss) From Derivatives Recognized in OCI	2022	2021	2020
	(in millions)
Southern Company
Cash flow hedges:
Energy-related derivatives	$3	$34	$(8)
Interest rate derivatives	46	5	(26)
Foreign currency derivatives	(105)	(103)	48
Fair value hedges(*):
Foreign currency derivatives	(24)	(3)	—
Total	$(80)	$(67)	$14
Georgia Power
Interest rate derivatives	$31	$—	$(3)
Southern Power
Cash flow hedges:
Energy-related derivatives	$(15)	$12	$(2)
Foreign currency derivatives	(105)	(103)	48
Total	$(120)	$(91)	$46
Southern Company Gas
Cash flow hedges:
Energy-related derivatives	$18	$22	$(6)
Interest rate derivatives	—	—	(23)
Total	$18	$22	$(29)
(*)Represents amounts excluded from the assessment of effectiveness for which the difference between changes in fair value and periodic amortization is recorded in OCI.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

The pre-tax effects of interest rate derivatives designated as cash flow hedging instruments on AOCI were immaterial for the other Registrants for all years presented.
The pre-tax effects of cash flow and fair value hedge accounting on income for the years ended December 31, 2022, 2021, and 2020 were as follows:

Location and Amount of Gain (Loss) Recognized in Income on Cash Flow and Fair Value Hedging Relationships	2022	2021	2020
	(in millions)
Southern Company
Total cost of natural gas	$3,004	$1,619	$972
Gain (loss) on energy-related cash flow hedges(a)	37	17	(8)
Total depreciation and amortization	3,663	3,565	3,518
Gain (loss) on energy-related cash flow hedges(a)	(5)	9	(3)
Total interest expense, net of amounts capitalized	(2,022)	(1,837)	(1,821)
Gain (loss) on interest rate cash flow hedges(a)	(25)	(27)	(26)
Gain (loss) on foreign currency cash flow hedges(a)	(19)	(24)	(23)
Gain (loss) on interest rate fair value hedges(b)	(291)	(30)	27
Total other income (expense), net	500	456	336
Gain (loss) on foreign currency cash flow hedges(a)(c)	(83)	(104)	114
Gain (loss) on foreign currency fair value hedges	(106)	(63)	—
Amount excluded from effectiveness testing recognized in earnings	24	3	—
Southern Power
Total depreciation and amortization	$516	$517	$494
Gain (loss) on energy-related cash flow hedges(a)	(5)	9	(3)
Total interest expense, net of amounts capitalized	(138)	(147)	(151)
Gain (loss) on foreign currency cash flow hedges(a)	(19)	(24)	(23)
Total other income (expense), net	7	10	19
Gain (loss) on foreign currency cash flow hedges(a)(c)	(83)	(104)	114
Southern Company Gas
Total cost of natural gas	$3,004	$1,619	$972
Gain (loss) on energy-related cash flow hedges(a)	37	17	(8)
Total interest expense, net of amounts capitalized	(263)	(238)	(231)
Gain (loss) on interest rate cash flow hedges(a)	(4)	—	—
Gain (loss) on interest rate fair value hedges(b)	(86)	—	—
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
The pre-tax effects of cash flow and fair value hedge accounting on income for interest rate derivatives and energy-related derivatives were immaterial for the traditional electric operating companies for all years presented.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

At December 31, 2022 and 2021, the following amounts were recorded on the balance sheets related to cumulative basis adjustments for fair value hedges:

	Carrying Amount of the Hedged Item		Cumulative Amount of Fair Value Hedging Adjustment included in Carrying Amount of the Hedged Item
Balance Sheet Location of Hedged Items	At December 31, 2022	At December 31, 2021	At December 31, 2022	At December 31, 2021
	(in millions)		(in millions)
Southern Company
Long-term debt	$(2,927)	$(3,280)	$282	$9

Southern Company Gas
Long-term debt	$(415)	$(493)	$81	$2
The pre-tax effects of energy-related derivatives not designated as hedging instruments on the statements of income of Southern Company and Southern Company Gas for the years ended December 31, 2022, 2021, and 2020 were as follows:

		Gain (Loss)
Derivatives in Non-Designated Hedging Relationships	Statements of Income Location	2022	2021	2020
		(in millions)
Energy-related derivatives	Natural gas revenues(*)	$(11)	$(117)	$134
	Cost of natural gas	(65)	(27)	15
Total derivatives in non-designated hedging relationships		$(76)	$(144)	$149
(*)    Excludes the impact of weather derivatives recorded in natural gas revenues of $(7) million and $9 million for 2022 and 2020, respectively, as they are accounted for based on intrinsic value rather than fair value. There was no weather derivatives impact for 2021.
The pre-tax effects of energy-related derivatives not designated as hedging instruments were immaterial for all other Registrants for all years presented.
Contingent Features
The Registrants do not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain derivatives that could require collateral, but not accelerated payment, in the event of various credit rating changes of certain Southern Company subsidiaries. Generally, collateral may be provided by a Southern Company guaranty, letter of credit, or cash. At December 31, 2022, the Registrants had no collateral posted with derivative counterparties to satisfy these arrangements.
For Southern Company and Southern Power, the fair value of interest rate derivative liabilities with contingent features and the maximum potential collateral requirements arising from the credit-risk-related contingent features, at a rating below BBB- and/or Baa3, were $78 million and $23 million, respectively, at December 31, 2022. For the traditional electric operating companies and Southern Power, energy-related derivative liabilities with contingent features and the maximum potential collateral requirements arising from the credit-risk-related contingent features, at a rating below BBB- and/or Baa3, were immaterial at December 31, 2022. The maximum potential collateral requirements arising from the credit-risk-related contingent features for the traditional electric operating companies and Southern Power include certain agreements that could require collateral in the event that one or more Southern Company power pool participants has a credit rating change to below investment grade.
Alabama Power and Southern Power maintain accounts with certain regional transmission organizations to facilitate financial derivative transactions and they may be required to post collateral based on the value of the positions in these accounts and the associated margin requirements. At December 31, 2022, cash collateral posted in these accounts was $15 million for Southern Power and immaterial for Alabama Power. Southern Company Gas maintains accounts with brokers or the clearing houses of certain exchanges to facilitate financial derivative transactions. Based on the value of the positions in these accounts and the associated margin requirements, Southern Company Gas may be required to deposit cash into these accounts. At December 31, 2022, cash collateral held on deposit in broker margin accounts was $41 million.
The Registrants are exposed to losses related to financial instruments in the event of counterparties' nonperformance. The Registrants only enter into agreements and material transactions with counterparties that have investment grade credit ratings by Moody's and S&P or with counterparties who have posted collateral to cover potential credit exposure. The Registrants have also

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

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
Southern Company
In connection with the annual impairment analysis of a leveraged lease investment during the fourth quarter 2020, Southern Company management concluded that the estimated residual value of the generation assets should be reduced due to significant uncertainty as to whether the related natural gas generation assets would continue to operate at the end of the lease term in 2040 and recorded a $34 million ($17 million after tax) impairment charge. Also during the fourth quarter 2020, Southern Company management initiated steps to sell the investment and reclassified it as held for sale. In the fourth quarter 2020 and the second quarter 2021, additional charges of $18 million ($14 million after tax) and $7 million ($6 million after tax), respectively, were recorded to further reduce the investment to its estimated fair value, less costs to sell. In October 2021, Southern Company completed the sale to the lessee for $45 million. No gain or loss was recognized on the sale; however, it did result in the recognition of approximately $16 million of additional tax benefits.
In December 2021, Southern Company completed the termination of its leasehold interest in assets associated with its two international leveraged lease projects and received cash proceeds of approximately $673 million after the accelerated exercise of the lessee's purchase options. The pre-tax gain associated with the transaction was approximately $93 million ($99 million gain after tax).
Alabama Power
In 2020, Alabama Power completed its acquisition of the Central Alabama Generating Station, an approximately 885-MW combined cycle generation facility in Autauga County, Alabama. The transaction was accounted for as a business combination. The total purchase price was $461 million, of which $452 million was related to net assets recorded within property, plant, and equipment on the balance sheet and reflected in property additions within the investing section of the statement of cash flows. The remainder primarily related to inventory, current receivables, and accounts payable. Alabama Power assumed an existing power sales agreement under which the full output of the generating facility remains committed to another third party through May 2023. During the remaining term, the revenues from the power sales agreement are expected to substantially offset the associated costs of operation. See Note 9 under "Lessor" for additional information.
On September 30, 2022, Alabama Power completed its acquisition of the Calhoun Generating Station, which was accounted for as an asset acquisition. The total purchase price was $179 million, of which $171 million was related to net assets recorded within property, plant, and equipment on the balance sheet and reflected in property additions within the investing section of the statement of cash flows. The remainder primarily related to fossil fuel stock and materials and supplies.
See Note 2 under "Alabama Power – Certificates of Convenience and Necessity" for additional information.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

Southern Power
Southern Power's acquisition-related costs for the projects discussed under "Asset Acquisitions" and "Construction Projects" below were expensed as incurred and were not material for any of the years presented. There were no asset acquisitions during 2022.
Asset Acquisitions

Project Facility	Resource	Seller	Approximate Nameplate Capacity (MW)	Location	Southern Power Ownership Percentage	COD	PPA Contract Period
Asset Acquisitions During 2021
Deuel Harvest(a)	Wind	Invenergy Renewables LLC	300	Deuel County, SD	100% of Class B	February 2021	25 years and 15 years
Asset Acquisitions During 2020
Beech Ridge II(b)	Wind	Invenergy Renewables LLC	56	Greenbrier County, WV	100% of Class A	May 2020	12 years
(a)In March 2021, Southern Power acquired a controlling interest in the project from Invenergy Renewables LLC and completed a tax equity transaction whereby it sold the Class A membership interests in the project. Southern Power consolidates the project's operating results in its financial statements and the tax equity partner and Invenergy Renewables LLC each own a noncontrolling interest.
(b)In May 2020, Southern Power purchased a controlling interest and now consolidates the project's operating results in its financial statements. The Class B member owns the noncontrolling interest.
Construction Projects
During 2022, Southern Power completed construction of and placed in service the remaining 40 MWs of the Tranquillity battery energy storage facility and the remaining 15 MWs of the Garland battery energy storage facility. See Note 9 under "Lessor" for additional information.

Project Facility	Resource	Approximate Nameplate Capacity (MW)	Location	COD	PPA Contract Period
Projects Completed During 2022
Garland Solar Storage(a)	Battery energy storage	88	Kern County, CA	September 2021 through February 2022(b)	20 years
Tranquillity Solar Storage(a)	Battery energy storage	72	Fresno County, CA	November 2021 through March 2022(c)	20 years
Projects Completed During 2021
Glass Sands(d)	Wind	118	Murray County, OK	November 2021	12 years
Projects Completed During 2020
Skookumchuck(e)	Wind	136	Lewis and Thurston Counties, WA	November 2020	20 years
Reading(f)	Wind	200	Osage and Lyon Counties, KS	May 2020	12 years
(a)In December 2020, Southern Power restructured its ownership of the project, while retaining the controlling interests, by contributing the Class A membership interests to an existing partnership and selling 100% of the Class B membership interests. During 2021, Southern Power further restructured its ownership in the battery energy storage projects and completed tax equity transactions whereby it sold the Class A membership interests in the projects. Southern Power consolidates each project's operating results in its financial statements and the tax equity partner and two other partners each own a noncontrolling interest.
(b)The facility has a total capacity of 88 MWs, of which 73 MWs were placed in service in 2021 and 15 MWs were placed in service in February 2022.
(c)The facility has a total capacity of 72 MWs, of which 32 MWs were placed in service in 2021 and 40 MWs were placed in service in March 2022.
(d)In December 2020, Southern Power purchased 100% of the membership interests of the Glass Sands facility.
(e)In November 2020, Southern Power completed a tax equity transaction whereby it received $121 million, resulting in 100% ownership of the Class B membership interests. Southern Power subsequently sold a noncontrolling interest in the Class B membership interests and now retains the controlling ownership interest in the facility.
(f)In June 2020, Southern Power completed a tax equity transaction whereby it received $156 million and owns 100% of the Class B membership interests.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

Development Projects
Southern Power purchased wind turbine equipment in 2016 and 2017 for deployment to development and construction projects. The significant majority of this equipment either has been deployed to projects that have been completed or has been sold to third parties. Gains on wind turbine equipment contributed to various equity method investments totaled approximately $37 million in 2021. Gains on wind turbine equipment sales were immaterial in 2020 and there were no sales in 2022.
Sale of Plant Mankato
In January 2020, Southern Power completed the sale of its equity interests in Plant Mankato (including the 385-MW expansion unit completed in 2019) to a subsidiary of Xcel Energy Inc. for a purchase price of approximately $663 million, including final working capital adjustments. The sale resulted in a gain of approximately $39 million ($23 million after tax). Plant Mankato represented an individually significant component of Southern Power.
Southern Company Gas
Sale of Sequent
On July 1, 2021, Southern Company Gas affiliates completed the sale of Sequent to Williams Field Services Group for a total cash purchase price of $159 million, including final working capital adjustments. The pre-tax gain associated with the transaction was approximately $121 million ($92 million after tax). The sale resulted in $85 million of additional tax expense.
Sale of Pivotal LNG and Atlantic Coast Pipeline
In March 2020, Southern Company Gas completed the sale of its interests in Pivotal LNG and Atlantic Coast Pipeline to Dominion Modular LNG Holdings, Inc. and Dominion Atlantic Coast Pipeline, LLC, respectively, with aggregate proceeds of $178 million, including final working capital adjustments. The loss associated with the transactions was immaterial. In connection with the sale, Southern Company Gas received two additional $5 million payments upon Dominion Modular LNG Holdings, Inc. meeting certain milestones related to Pivotal LNG in April 2021 and May 2022, respectively.
Sale of Natural Gas Storage Facilities
In December 2020, Southern Company Gas completed the sale of Jefferson Island to EnLink Midstream, LLC for a total purchase price of $33 million, including estimated working capital adjustments. The gain associated with the sale totaled $22 million pre-tax ($16 million after tax).
On September 7, 2022, certain affiliates of Southern Company Gas entered into agreements to sell two natural gas storage facilities located in California and Texas for an aggregate purchase price of $186 million, plus working capital and certain other adjustments. The sale of the Texas facility was completed on November 18, 2022. Completion of the sale of the California facility is expected later in 2023 and is subject to certain closing conditions, including, among others, approval from the California Public Utilities Commission without a material burdensome condition. The ultimate outcome of this matter cannot be determined at this time. Completion of the sale of the Texas facility was subject to release of a Southern Company Gas parent guarantee, which was executed on October 20, 2022 and, as a result, Southern Company Gas recorded pre-tax impairment charges totaling approximately $131 million ($99 million after tax) in the fourth quarter 2022.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

16. SEGMENT AND RELATED INFORMATION
Southern Company
Southern Company's reportable business segments are the sale of electricity by the traditional electric operating companies, the sale of electricity in the competitive wholesale market by Southern Power, and the sale of natural gas and other complementary products and services by Southern Company Gas. Revenues from sales by Southern Power to the traditional electric operating companies were $875 million, $515 million, and $364 million in 2022, 2021, and 2020, respectively. Revenues from sales of natural gas from Southern Company Gas to the traditional electric operating companies were immaterial for all periods presented. Revenues from sales of natural gas from Southern Company Gas (prior to its sale of Sequent) to Southern Power were $18 million and $26 million in 2021 and 2020, respectively. The "All Other" column includes the Southern Company parent entity, which does not allocate operating expenses to business segments. Also, this category includes segments below the quantitative threshold for separate disclosure. These segments include providing distributed energy and resilience solutions and deploying microgrids for commercial, industrial, governmental, and utility customers, as well as investments in telecommunications and leveraged lease projects. All other inter-segment revenues are not material.
Financial data for business segments and products and services for the years ended December 31, 2022, 2021, and 2020 was as follows:

	Electric Utilities
	Traditional Electric Operating Companies	Southern Power	Eliminations	Total	Southern Company Gas	All Other	Eliminations	Consolidated
	(in millions)
2022
Operating revenues	$20,408	$3,369	$(904)	$22,873	$5,962	$593	$(149)	$29,279
Depreciation and amortization	2,513	516	—	3,029	559	75	—	3,663
Interest income	44	3	—	47	3	16	(7)	59
Earnings from equity method investments	—	—	—	—	148	3	—	151
Interest expense	929	138	—	1,067	263	694	(2)	2,022
Income taxes (benefit)	828	20	—	848	180	(233)	—	795
Segment net income (loss)(a)(b)(c)(d)	3,318	354	—	3,672	572	(711)	(9)	3,524
Goodwill	—	2	—	2	5,015	144	—	5,161
Total assets	95,861	13,081	(659)	108,283	24,621	2,665	(678)	134,891
2021
Operating revenues	$16,614	$2,216	$(530)	$18,300	$4,380	$582	$(149)	$23,113
Depreciation and amortization	2,436	517	—	2,953	536	76	—	3,565
Interest income	20	1	—	21	—	4	(3)	22
Earnings from equity method investments	1	—	—	1	50	24	1	76
Interest expense	821	147	—	968	238	631	—	1,837
Income taxes (benefit)	232	(13)	—	219	275	(227)	—	267
Segment net income (loss)(a)(b)(e)(f)(g)(h)	1,981	266	—	2,247	539	(384)	(9)	2,393
Goodwill	—	2	—	2	5,015	263	—	5,280
Total assets	89,051	13,390	(667)	101,774	23,560	2,975	(775)	127,534
2020
Operating revenues	$15,135	$1,733	$(371)	$16,497	$3,434	$596	$(152)	$20,375
Depreciation and amortization	2,447	494	—	2,941	500	77	—	3,518
Interest income	26	4	—	30	5	6	(4)	37
Earnings from equity method investments	—	—	—	—	141	12	—	153
Interest expense	825	151	—	976	231	614	—	1,821
Income taxes (benefit)	514	3	—	517	173	(297)	—	393
Segment net income (loss)(a)(b)(h)(i)(j)	2,877	238	—	3,115	590	(592)	6	3,119
Goodwill	—	2	—	2	5,015	263	—	5,280
Total assets	85,486	13,235	(680)	98,041	22,630	3,168	(904)	122,935

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

(a)Attributable to Southern Company.
(b)For the traditional electric operating companies, includes pre-tax charges to income at Georgia Power for the estimated probable loss associated with the construction of Plant Vogtle Units 3 and 4 of $183 million ($137 million after tax) in 2022, $1.7 billion ($1.3 billion after tax) in 2021, and $325 million ($242 million after tax) in 2020. See Note 2 under "Georgia Power – Nuclear Construction" for additional information.
(c)For Southern Company Gas, includes pre-tax impairment charges totaling approximately $131 million ($99 million after tax) related to the sale of natural gas storage facilities. See Note 15 under "Southern Company Gas" for additional information.
(d)For the "All Other" column, includes a $119 million goodwill impairment loss (pre-tax and after tax) at PowerSecure. See Note 1 under "Goodwill and Other Intangible Assets and Liabilities" for additional information.
(e)For Southern Power, includes gains on wind turbine equipment contributed to various equity method investments totaling approximately $37 million pre-tax ($28 million after tax). See Notes 7 and 15 under "Southern Power" for additional information.
(f)For Southern Company Gas, includes a pre-tax gain of $121 million ($92 million after tax) related to its sale of Sequent, as well as the resulting $85 million of additional tax expense due to changes in state apportionment rates, and pre-tax impairment charges totaling $84 million ($67 million after tax) related to its equity method investment in the PennEast Pipeline project. See Notes 7 and 15 under "Southern Company Gas" for additional information.
(g)For the "All Other" column, includes a pre-tax gain of $93 million ($99 million gain after tax) associated with the termination of two leveraged leases projects. See Note 15 under "Southern Company" for additional information.
(h)For the "All Other" column, includes pre-tax impairment charges totaling $7 million ($6 million after tax) in 2021 and $206 million ($105 million after tax) in 2020 related to leveraged lease investments. See Notes 9 and 15 under "Southern Company Leveraged Lease" and "Southern Company," respectively, for additional information.
(i)For Southern Power, includes a $39 million pre-tax gain ($23 million gain after tax) on the sale of Plant Mankato. See Note 15 under "Southern Power" for additional information.
(j)For Southern Company Gas, includes a $22 million pre-tax gain ($16 million gain after tax) on the sale of Jefferson Island. See Note 15 under "Southern Company Gas" for additional information.
Products and Services

Electric Utilities' Revenues
Year	Retail	Wholesale	Other	Total
	(in millions)
2022	$18,197	$3,641	$1,035	$22,873
2021	14,852	2,455	993	18,300
2020	13,643	1,945	909	16,497

Southern Company Gas' Revenues
Year	Gas Distribution Operations	Gas Marketing Services	All Other	Total
	(in millions)
2022	$5,240	$638	$84	$5,962
2021	3,656	475	249	4,380
2020	2,902	408	124	3,434

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
Gas pipeline investments consists of joint ventures in natural gas pipeline investments including a 50% interest in SNG and a 50% joint ownership interest in the Dalton Pipeline. These natural gas pipelines enable the provision of diverse sources of natural gas supplies to the customers of Southern Company Gas. Gas pipeline investments also includes a 20% ownership interest in the PennEast Pipeline project, which was cancelled in September 2021, and through its March 2020 sale, included a 5% ownership interest in the Atlantic Coast Pipeline construction project. See Notes 5 and 7 for additional information.
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
The all other column includes segments and subsidiaries that fall below the quantitative threshold for separate disclosure, including storage and fuels operations. The all other column included a natural gas storage facility in Texas through its sale on November 18, 2022, Jefferson Island through its sale in December 2020, and Pivotal LNG through its sale in March 2020. See Note 15 to the financial statements under "Southern Company Gas" for additional information, including the sale of a natural gas storage facility in California expected to be completed later in 2023.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS
Financial data for business segments for the years ended December 31, 2022, 2021, and 2020 was as follows:

	Gas Distribution Operations	Gas Pipeline Investments	Wholesale Gas Services(a)	Gas Marketing Services	Total	All Other	Eliminations	Consolidated
	(in millions)
2022
Operating revenues	$5,267	$32	$—	$638	$5,937	$55	$(30)	$5,962
Depreciation and amortization	516	5	—	16	537	22	—	559
Operating income (loss)	803	21	—	133	957	(135)	(8)	814
Earnings from equity method investments	—	148	—	—	148	—	—	148
Interest expense	229	27	—	3	259	4	—	263
Income taxes (benefit)	145	35	—	37	217	(37)	—	180
Segment net income (loss)(b)	470	107	—	94	671	(99)	—	572
Total assets	22,040	1,577	—	1,616	25,233	8,943	(9,555)	24,621
2021
Operating revenues	$3,679	$32	$188	$475	$4,374	$38	$(32)	$4,380
Depreciation and amortization	482	5	—	18	505	31	—	536
Operating income (loss)	708	21	241	125	1,095	(40)	—	1,055
Earnings from equity method investments	—	50	—	—	50	—	—	50
Interest expense	207	25	2	3	237	1	—	238
Income taxes (benefit)	120	27	32	34	213	62	—	275
Segment net income (loss)(c)(d)(e)	412	19	107	88	626	(87)	—	539
Total assets	20,917	1,467	31	1,556	23,971	12,114	(12,525)	23,560
2020
Operating revenues	$2,952	$32	$74	$408	$3,466	$36	$(68)	$3,434
Depreciation and amortization	442	5	1	22	470	30	—	500
Operating income (loss)	655	20	20	119	814	(7)	5	812
Earnings from equity method investments	—	141	—	—	141	—	—	141
Interest expense	192	29	4	3	228	3	—	231
Income taxes (benefit)	114	33	3	28	178	(5)	—	173
Segment net income (loss)(f)	390	99	14	89	592	(2)	—	590
Total assets	19,090	1,597	850	1,503	23,040	11,336	(11,746)	22,630
(a)As a result of the sale of Sequent, wholesale gas services is no longer a reportable segment in 2022. Prior to the sale of Sequent, the revenues for wholesale gas services were netted with costs associated with its energy and risk management activities. A reconciliation of operating revenues and intercompany revenues is shown in the following table.

	Third Party Gross Revenues	Intercompany Revenues	Total Gross Revenues	Less Gross Gas Costs	Operating Revenues
	(in millions)
2021	$3,881	$90	$3,971	$3,783	$188
2020	4,544	115	4,659	4,585	74
(b)For the "All Other" column, includes pre-tax impairment charges totaling approximately $131 million ($99 million after tax) related to the sale of natural gas storage facilities. See Note 15 under "Southern Company Gas" for additional information.
(c)For gas pipeline investments, includes pre-tax impairment charges totaling $84 million ($67 million after tax) related to the equity method investment in the PennEast Pipeline project. See Note 7 under "Southern Company Gas" for additional information.
(d)For wholesale gas services, includes a pre-tax gain of $121 million ($92 million after tax) related to the sale of Sequent.
(e)For the "All Other" column, includes $85 million of additional tax expense as a result of the sale of Sequent.
(f)For the "All Other" column includes a $22 million pre-tax gain ($16 million gain after tax) on the sale of Jefferson Island.

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
There have been no changes in Southern Company's, Alabama Power's, Georgia Power's, Mississippi Power's, Southern Power's, or Southern Company Gas' internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fourth quarter 2022 that have materially affected or are reasonably likely to materially affect Southern Company's, Alabama Power's, Georgia Power's, Mississippi Power's, Southern Power's, or Southern Company Gas' internal control over financial reporting.
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
Under management's supervision, an evaluation of the design and effectiveness of Southern Company's internal control over financial reporting was conducted based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Southern Company's internal control over financial reporting was effective as of December 31, 2022.
Deloitte & Touche LLP, as auditors of Southern Company's financial statements, has issued an attestation report on the effectiveness of Southern Company's internal control over financial reporting as of December 31, 2022, which is included herein.

/s/ Thomas A. Fanning
Thomas A. Fanning
Chairman, President, and Chief Executive Officer

/s/ Daniel S. Tucker
Daniel S. Tucker
Executive Vice President and Chief Financial Officer
February 15, 2023

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
Under management's supervision, an evaluation of the design and effectiveness of Alabama Power's internal control over financial reporting was conducted based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Alabama Power's internal control over financial reporting was effective as of December 31, 2022.

/s/ J. Jeffrey Peoples
J. Jeffrey Peoples
Chairman, President, and Chief Executive Officer

/s/ Philip C. Raymond
Philip C. Raymond
Executive Vice President, Chief Financial Officer, and Treasurer
February 15, 2023

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
Under management's supervision, an evaluation of the design and effectiveness of Georgia Power's internal control over financial reporting was conducted based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Georgia Power's internal control over financial reporting was effective as of December 31, 2022.

/s/ Christopher C. Womack
Christopher C. Womack
Chairman, President, and Chief Executive Officer

/s/ Aaron P. Abramovitz
Aaron P. Abramovitz
Executive Vice President, Chief Financial Officer, and Treasurer
February 15, 2023

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
Under management's supervision, an evaluation of the design and effectiveness of Mississippi Power's internal control over financial reporting was conducted based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Mississippi Power's internal control over financial reporting was effective as of December 31, 2022.

/s/ Anthony L. Wilson
Anthony L. Wilson
Chairman, President, and Chief Executive Officer

/s/ Moses H. Feagin
Moses H. Feagin
Senior Vice President, Chief Financial Officer, and Treasurer
February 15, 2023

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
Under management's supervision, an evaluation of the design and effectiveness of Southern Power's internal control over financial reporting was conducted based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Southern Power's internal control over financial reporting was effective as of December 31, 2022.

/s/ Christopher Cummiskey
Christopher Cummiskey
Chairman and Chief Executive Officer

/s/ Gary Kerr
Gary Kerr
Senior Vice President, Chief Financial Officer, and Treasurer
February 15, 2023

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
Under management's supervision, an evaluation of the design and effectiveness of Southern Company Gas' internal control over financial reporting was conducted based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Southern Company Gas' internal control over financial reporting was effective as of December 31, 2022.

/s/ Kimberly S. Greene
Kimberly S. Greene
Chairman, President, and Chief Executive Officer

/s/ David P. Poroch
David P. Poroch
Executive Vice President, Chief Financial Officer, and Treasurer
February 15, 2023

    Table of Contents                                Index to Financial Statements
PART III
Items 10 (other than the information under "Code of Ethics" below), 11, 12, 13, and 14 for Southern Company are incorporated by reference to Southern Company's Definitive Proxy Statement relating to the 2023 Annual Meeting of Stockholders. Specifically, reference is made to "Corporate Governance at Southern Company" and "Biographical Information about our Nominees for Director," as well as "Delinquent Section 16(a) Reports," if required, for Item 10, "Compensation Discussion and Analysis," "Executive Compensation Tables," and "Director Compensation" for Item 11, "Stock Ownership Information," "Executive Compensation Tables," and "Equity Compensation Plan Information" for Item 12, "Biographical Information about our Nominees for Director" and "Corporate Governance at Southern Company" for Item 13, and "Principal Independent Registered Public Accounting Firm Fees" for Item 14.
Items 10, 11, 12, and 13 for each of the Subsidiary Registrants are omitted pursuant to General Instruction I(2)(c) of Form 10-K. Item 14 for each of the Subsidiary Registrants is contained herein.
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
III-1

    Table of Contents                                Index to Financial Statements
Item 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES
The following represents fees billed to the Subsidiary Registrants in 2022 and 2021 by Deloitte & Touche LLP, each company's principal public accountant:

	2022	2021
	(in thousands)
Alabama Power
Audit Fees (1)	$2,860	$2,383
Audit-Related Fees (2)	160	19
Tax Fees	—	—
All Other Fees (3)	165	451
Total	$3,185	$2,853
Georgia Power
Audit Fees (1)	$3,973	$3,388
Audit-Related Fees (4)	307	57
Tax Fees	—	—
All Other Fees (3)	148	73
Total	$4,428	$3,518
Mississippi Power
Audit Fees (1)	$1,432	$1,424
Audit-Related Fees (4)	113	83
Tax Fees	—	—
All Other Fees (3)	29	10
Total	$1,574	$1,517
Southern Power
Audit Fees (1)	$1,671	$1,734
Audit-Related Fees(5)	2,070	1,692
Tax Fees	—	—
All Other Fees (3)	38	19
Total	$3,779	$3,445
Southern Company Gas
Audit Fees (1)(6)	$3,863	$4,173
Audit-Related Fees (7)	350	673
Tax Fees	—	—
All Other Fees (3)	66	33
Total	$4,279	$4,879
(1)Includes services performed in connection with financing transactions.
(2)Represents fees for non-statutory audit services and audit services associated with reviewing internal controls for a system implementation in 2022 and 2021 and attest services related to GHG emissions in 2022.
(3)Represents registration fees for attendance at Deloitte & Touche LLP-sponsored education seminars and other non-audit advisory services.
(4)Represents fees for non-statutory audit services and audit services associated with reviewing internal controls for a system implementation in 2022 and 2021 and attest services related to GHG emissions and sustainability bond expenditures in 2022.
(5)Represents fees in connection with audits of Southern Power partnerships in 2022 and 2021, attest services related to GHG emissions in 2022, and audit services associated with green bond expenditures in 2021.
(6)Includes fees in connection with statutory audits of several Southern Company Gas subsidiaries.
(7)Represents fees for non-statutory audit services and audit services associated with reviewing internal controls for a system implementation in 2022 and 2021, attest services related to GHG emissions and sustainability bond expenditures in 2022, and audit services associated with a forecast review in 2021.
The Southern Company Audit Committee (on behalf of Southern Company and its subsidiaries) has a Policy of Engagement of the Independent Auditor for Audit and Non-Audit Services that includes pre-approval requirements for the audit and non-audit services provided by Deloitte & Touche LLP. All of the services provided by Deloitte & Touche LLP in fiscal years 2022 and 2021 and related fees were approved in advance by the Southern Company Audit Committee.
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
Reports of Independent Registered Public Accounting Firm (Deloitte & Touche LLP, PCAOB ID: 34) on the financial statements and financial statement schedules for Southern Company and Subsidiary Companies, Alabama Power Company, Georgia Power Company, Mississippi Power Company, Southern Power Company and Subsidiary Companies, and Southern Company Gas and Subsidiary Companies are listed under Item 8 herein. Also included in Item 8 herein is the Report of Independent Registered Public Accounting Firm (BDO USA, LLP; Houston, Texas; PCAOB ID: 243) on the financial statements of Southern Natural Gas Company, L.L.C., Southern Company Gas' investment which is accounted for by the use of the equity method.
The financial statements filed as a part of this report for Southern Company and Subsidiary Companies, Alabama Power, Georgia Power, Mississippi Power, Southern Power and Subsidiary Companies, and Southern Company Gas and Subsidiary Companies are listed under Item 8 herein.
The financial statement schedules (Schedule II, Valuation and Qualifying Accounts and Reserves) for Southern Company and Subsidiary Companies, Alabama Power, Georgia Power, Mississippi Power, Southern Power and Subsidiary Companies, and Southern Company Gas and Subsidiary Companies are included on pages IV-2 and IV-3. Columns in Schedule II may be omitted if the information is not applicable or not required. All other schedules are omitted as not applicable or not required.
(2)Exhibits:
Exhibits for the Registrants are listed in the Exhibit Index at page E-1.

Item 16.FORM 10-K SUMMARY

None.

    Table of Contents                                Index to Financial Statements
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021, AND 2020

		Additions
Description	Balance at Beginning of Period	Charged to Income	Charged to Other Accounts	Deductions(a)	Balance at End of Period
	(in millions)
Provision for uncollectible accounts:

Southern Company(b)
2022	$78	$71	$(1)	$77	$71
2021	118	51	(23)	68	78
2020	49	78	27	36	118

Alabama Power
2022	$14	$10	$—	$10	$14
2021	43	(7)	—	22	14
2020	22	25	—	4	43

Georgia Power(b)
2022	$2	$21	$—	$20	$3
2021	26	16	(23)	17	2
2020	2	14	23	13	26

Mississippi Power
2022	$1	$1	$1	$2	$1
2021	1	1	—	1	1
2020	1	1	—	1	1

Southern Power
2022	$5	$(2)	$—	$2	$1
2021	—	5	—	—	5
2020	—	—	—	—	—

Southern Company Gas
2022	$39	$55	$—	$44	$50
2021	40	26	—	27	39
2020	18	35	4	17	40
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

    Table of Contents                                Index to Financial Statements
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021, AND 2020

		Additions
Description	Balance at Beginning of Period	Charged to Income	Charged to Other Accounts	Deductions	Balance at End of Period
	(in millions)
Tax valuation allowance (net state):

Southern Company(a)(b)
2022	$169	$68	$(30)	$—	$207
2021	112	57	—	—	169
2020	113	—	—	1	112

Georgia Power(a)
2022	$58	$70	$(30)	$—	$98
2021	28	30	—	—	58
2020	28	—	—	—	28

Mississippi Power(b)
2022	$32	$—	$—	$—	$32
2021	32	—	—	—	32
2020	32	—	—	—	32

Southern Power(b)
2022	$21	$—	$—	$—	$21
2021	27	(6)	—	—	21
2020	29	(1)	—	1	27

Southern Company Gas(b)
2022	$7	$—	$—	$—	$7
2021	4	3	—	—	7
2020	4	—	—	—	4
(a)In 2018, Georgia Power established a valuation allowance for certain Georgia state tax credits expected to expire prior to being fully utilized, which has been adjusted in subsequent years as a result of changes in projected state taxable income.
(b)Associated with a state net operating loss carryforward expected to expire prior to being fully utilized.
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

(3)	Articles of Incorporation and By-Laws
	Southern Company
	(a)	1	—	Restated Certificate of Incorporation of Southern Company, dated February 12, 2019. (Designated in Form 10-K for the year ended December 31, 2018, File No. 1-3526, as Exhibit 3(a)1.)
	(a)	2	—	Amended and Restated By-laws of Southern Company effective December 12, 2022, and as presently in effect. (Designated in Form 8-K dated December 12, 2022, File No. 1-3526, as Exhibit 3.1.)
	Alabama Power
	(b)	1	—
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

    Table of Contents                                Index to Financial Statements

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
Senior Note Indenture dated as of January 1, 2007, between Southern Company and Computershare Trust Company, N.A., as successor Trustee, and certain indentures supplemental thereto through October 6, 2022. (Designated in Form 8-K dated January 11, 2007, File No. 1-3526, as Exhibit 4.1, in Form 8-K dated May 19, 2016, File No. 1-3526, as Exhibit 4.2(d), in Form 8-K dated May 19, 2016, File No. 1-3526, as Exhibit 4.2(e), in Form 8-K dated May 19, 2016, File No. 1-3526, as Exhibit 4.2(f), in Form 8-K dated May 19, 2016, File No. 1-3526, as Exhibit 4.2(g), in Form 8-K dated April 1, 2020, File No. 1-3526, as Exhibit 4.2, in Form 8-K dated February 23, 2021, File No. 1-3526, as Exhibit 4.4(a), in Form 8-K dated February 23, 2021, File No. 1-3526, as Exhibit 4.4(b), in Form 8-K dated November 5, 2021, File No. 1-3526, as Exhibit 4.4, in Form 8-K dated October 3, 2022, File No. 1-3526, as Exhibit 4.4(a), and in Form 8-K dated October 3, 2022, File No. 1-3526, as Exhibit 4.4(b).)

		(a)	2	—
Subordinated Note Indenture dated as of October 1, 2015, between The Southern Company and Computershare Trust Company, N.A., as successor Trustee, and certain indentures supplemental thereto through May 1, 2022. (Designated in Form 8-K dated October 1, 2015, File No. 1-3526, as Exhibit 4.3, in Form 8-K dated December 5, 2016, File No. 1-3526, as Exhibit 4.4, in Form 10-Q for the quarter ended June 30, 2017, File No. 1-3526 as Exhibit 4(a)1, in Form 8-K dated November 17, 2017, File No. 1-3526, as Exhibit 4.4, in Form 8-K dated August 13, 2019, File No. 1-3526, as Exhibit 4.4(a), in Form 8-K dated August 13, 2019, File No. 1-3526, as Exhibit 4.4(b), in Form 8-K dated January 6, 2020, File No. 1-3526 as Exhibit 4.4, in Form 8-K dated September 15, 2020, File No. 1-3526, as Exhibit 4.4(a), in Form 8-K dated September 15, 2020, File No. 1-3526, as Exhibit 4.4(b), in Form 8-K dated May 3, 2021, File No. 1-3526, as Exhibit 4.4, in Form 8-K dated September 13, 2021, File No. 1-3526, as Exhibit 4.4 in Form 8-K dated May 9, 2022, File No. 1-3526, as Exhibit 4.4(a), and in Form 8-K dated May 9, 2022, File No. 1-3526, as Exhibit 4.4(b).)

	*	(a)	3	—	Description of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.

    Table of Contents                                Index to Financial Statements

Alabama Power
(b)	1	—
Senior Note Indenture dated as of December 1, 1997, between Alabama Power and Regions Bank, as Successor Trustee, and certain indentures supplemental thereto through August 12, 2022. (Designated in Form 8-K dated December 4, 1997, File No. 1-3164, as Exhibit 4.1, bit 4.2, in Form 8-K dated February 11, 2003, File No. 1-3164, as Exhibit 4.2(a), in Form 8-K dated March 12, 2003, File No. 1-3164, as Exhibit 4.2, in Form 8-K dated May 8, 2008, File No. 1-3164, as Exhibit 4.2, in Form 8-K dated February 26, 2009, File No. 1-3164 as Exhibit 4.2, in Form 8-K dated March 3, 2011, File No. 1-3164, as Exhibit 4.2, in Form 8-K dated May 18, 2011, File No. 1-3164, as Exhibit 4.2(b), in Form 8-K dated January 10, 2012, File No. 1-3164, as Exhibit 4.2, in Form 8-K dated November 27, 2012, File No. 1-3164, as Exhibit 4.2, in Form 8-K dated December 3, 2013, File No. 1-3164, as Exhibit 4.2, in Form 8-K dated August 20, 2014, File No. 1-3164, as Exhibit 4.6, in Form 8-K dated March 5, 2015, File No. 1-3164, as Exhibit 4.6, in Form 8-K dated April 9, 2015, File No. 1-3164, as Exhibit 4.6(b), in Form 8-K dated January 8, 2016, File No. 1-3164, as Exhibit 4.6, in Form 8-K dated November 2, 2017, File No. 1-3164, as Exhibit 4.6, in Form 8-K dated June 21, 2018, File No. 1-3164, as Exhibit 4.6, in Form 8-K dated September 12, 2019, File No. 1-3164, as Exhibit 4.6, in Form 8-K dated August 24, 2020, File No. 1-3164, as Exhibit 4.6, in Form 8-K dated June 7, 2021, File No. 1-3164, as Exhibit 4.6, in Form 8-K dated November 15, 2021, File No. 1-3164, as Exhibit 4.6, in Form 8-K dated March 2, 2022, File No. 1-3164, as Exhibit 4.6, in Form 8-K dated August 9, 2022, File No. 1-3164, as Exhibit 4.6(a), and in Form 8-K dated August 9, 2022, File No. 1-3164, as Exhibit 4.6(b).)

Georgia Power
(c)	1	—
Senior Note Indenture dated as of January 1, 1998, between Georgia Power and Computershare Trust Company, N.A., as Successor Trustee, and certain indentures supplemental thereto through May 4, 2022. (Designated in Form 8-K dated January 21, 1998, File No. 1-6468, as Exhibits 4.1, in Form 8-K dated April 10, 2003, File No. 1-6468, as Exhibit 4.1, in Form 8-K dated March 6, 2007, File No. 1-6468, as Exhibit 4.2, in Form 8-K dated February 4, 2009, File No. 1-6468, as Exhibit 4.2, in Form 8-K dated May 24, 2010, File No. 1-6468, as Exhibit 4.2, in Form 8-K dated August 26, 2010, File No. 1-6468, as Exhibit 4.2, in Form 8-K dated February 29, 2012, File No. 1-6468, as Exhibit 4.2, in Form 8-K dated March 12, 2013, File No. 1-6468, as Exhibit 4.2(a), in Form 8-K dated March 2, 2016, File No. 1-6468, as Exhibit 4.2(a), in Form 8-K dated February 28, 2017, File No. 1-6468, as Exhibit 4.2(b), in Form 8-K dated September 4, 2019, File No. 1-6468, as Exhibit 4.2(a), in Form 8-K dated September 4, 2019, File No. 1-6468, as Exhibit 4.2(b), in Form 8-K dated January 8, 2020, File No. 1-6468, as Exhibit 4.2(b), in Form 8-K dated January 8, 2020, File No. 1-6468, as Exhibit 4.2(c), in Form 8-K dated February 22, 2021, File No. 1-6468, as Exhibit 4.2 in Form 8-K dated May 2, 2022, File No. 1-6468, as Exhibit 4.2(a), and in Form 8-K dated May 2, 2022, File No. 1-6468, as Exhibit 4.2(b).)

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
Senior Note Indenture dated as of June 1, 2002, between Southern Power Company and Computershare Trust Company, N.A., as Successor Trustee, and certain indentures supplemental thereto through January 8, 2021. (Designated in Registration No. 333-98553 as Exhibit 4.1, in Form 8-K dated September 14, 2011, File No. 333-98553, as Exhibit 4.4, in Form 8-K dated July 10, 2013, File No. 333-98553, as Exhibit 4.4, in Form 8-K dated November 12, 2015, File No. 333-98553, as Exhibit 4.4(a), in Form 8-K dated June 13, 2016, File No. 001-37803, as Exhibit 4.4(b), in Form 10-Q for the quarter ended September 30, 2016, File No. 001-37803, as Exhibit 4(f)1, in Form 10-Q for the quarter ended September 30, 2016, File No. 001-37803, as Exhibit 4(f)2, in Form 8-K dated November 10, 2016, File No. 001-37803, as Exhibit 4.4(c), and in Form 8-K dated January 5, 2021, File No. 001-37803, as Exhibit 4.4.)

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
Southern Company Gas Capital Corporation's 6.00% Senior Notes due 2034, 5.875% Senior Notes due 2041, 4.40% Senior Notes due 2043, 3.875% Senior Notes due 2025, 3.250% Senior Notes due 2026, Form of 2.450% Senior Note due October 1, 2023, Form of 3.950% Senior Note due October 1, 2046, Form of Series 2017A 4.400% Senior Note due May 30, 2047, Form of 2020A 1.750% Senior Note due January 15, 2031, Form of Series 2021A 3.15% Senior Note due September 30, 2051, and Form of Series 2022A 5.15% Senior Note due September 30, 2032. (Designated in Form 8-K dated September 22, 2004, File No. 1-14174, as Exhibit 4.1, in Form 8-K dated March 16, 2011, File No. 1-14174, as Exhibit 4.1, in Form 8-K dated May 13, 2013, File No. 1-14174, as Exhibit 4.2, in Form 8-K dated November 13, 2015, File No. 1-14174, as Exhibit 4.2, in Form 8-K dated May 13, 2016, File No. 1-14174, as Exhibit 4.2, in Form 8-K dated September 8, 2016, File No. 1-14174, as Exhibit 4.1(a), in Form 8-K dated September 8, 2016, File No. 1-14174, as Exhibit 4.1(b), in Form 8-K dated May 5, 2017, File No. 1-14174, as Exhibit 4.1, in Form 8-K dated August 17, 2020, File No. 1-14174, as Exhibit 4.1, in Form 8-K dated September 9, 2021, File No. 1-14174, as Exhibit 4.1, and in Form 8-K dated September 6, 2022, File No. 1-14174, as Exhibit 4.1, respectively.)

    Table of Contents                                Index to Financial Statements

		(f)	3	—
Southern Company Gas' Guarantee related to the 6.00% Senior Notes due 2034, Guarantee related to the 5.875% Senior Notes due 2041, Guarantee related to the 4.40% Senior Notes due 2043, Guarantee related to the 3.875% Senior Notes due 2025, Guarantee related to the 3.250% Senior Notes due 2026, Form of Guarantee related to the 2.450% Senior Notes due October 1, 2023, Form of Guarantee related to the 3.950% Senior Notes due October 1, 2046, Form of Guarantee related to the Series 2017A 4.400% Senior Notes due May 30, 2047, Form of Guarantee related to the Series 2020A 1.750% Senior Notes due January 15, 2031, Form of Guarantee related to the Series 2021A 3.15% Senior Note due September 30, 2051, and Form of Guarantee related to the Series 2022A 5.15% Senior Notes due September 30, 2032. (Designated in Form 8-K dated September 22, 2004, File No. 1-14174, as Exhibit 4.3, in Form 8-K dated March 16, 2011, File No. 1-14174, as Exhibit 4.1, in Form 8-K dated May 13, 2013, File No. 1-14174, as Exhibit 4.3, in Form 8-K dated November 13, 2015, File No. 1-14174, as Exhibit 4.3, in Form 8-K dated May 13, 2016, File No. 1-14174, as Exhibit 4.3, in Form 8-K dated September 8, 2016, File No. 1-14174, as Exhibit 4.3(a), in Form 8-K dated September 8, 2016, File No. 1-14174, as Exhibit 4.3(b), in Form 8-K dated May 5, 2017, File No. 1-14174, as Exhibit 4.3, in Form 8-K dated August 17, 2020, File No. 1-14174, as Exhibit 4.3, in Form 8-K dated September 9, 2021, File No. 1-14174, as Exhibit 4.3, and in Form 8-K dated September 6, 2022, File No. 1-14174, as Exhibit 4.3, respectively.)

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
Deferred Compensation Plan for Outside Directors of The Southern Company, Amended and Restated effective June 1, 2021 and First Amendment thereto effective as of June 1, 2021. (Designated in Form 10-Q for the quarter ended June 30, 2021, File No. 1-3526, as Exhibit 10(a)2, and in Form 10-K for the year ended December 31, 2021, File No. 1-3526, as Exhibit 10(a)25.)

    Table of Contents                                Index to Financial Statements

#	(a)	4	—
Southern Company Deferred Compensation Plan, Amended and Restated as of January 1, 2018, First Amendment thereto dated as of December 7, 2018, Second Amendment thereto dated as of January 29, 2019, Third Amendment thereto effective January 1, 2018 and Fourth Amendment thereto dated as of December 1, 2021. (Designated in Form 10-K for the year ended December 31, 2017, File No. 1-3526, as Exhibit 10(a)4, in Form 10-K for the year ended December 31, 2018, File No. 1-3526, as Exhibit 10(a)21, in Form 10-K for the year ended December 31, 2018, File No. 1-3526, as Exhibit 10(a)22, in Form 10-K for the year ended December 31, 2020, File No.1-3526, as Exhibit 10(a)24, and in Form 10-Q for the quarter ended March 31, 2022, File No. 1-3536, as Exhibit 10(a)4.)

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
The Southern Company Supplemental Benefit Plan, Amended and Restated effective as of June 30, 2016, Amendment No. 1 thereto effective January 1, 2017, Amendment No. 2 thereto effective January 1, 2018, Amendment No. 3 thereto effective April 1, 2018, Amendment No. 4 thereto dated December 14, 2018, Amendment No. 5 thereto effective January 1, 2019, Amendment No. 6 thereto effective January 1, 2019, Amendment No. 7 thereto effective June 30, 2016, and Amendment No. 8 thereto effective July 1, 2021. (Designated in Form 10-Q for the quarter ended June 30, 2016, File No. 1-3526, as Exhibit 10(a)2, in Form 10-K for the year ended December 31, 2016, File No. 1-3526, as Exhibit 10(a)19, in Form 10-K for the year ended December 31, 2017, File No. 1-3526, as Exhibit 10(a)17, in Form 10-Q for the quarter ended March 31, 2018, File No. 1-3526, as Exhibit 10(a)2, in Form 10-K for the year ended December 31, 2018, File No. 1-3526, as Exhibit 10(a)25, in Form 10-K for the year ended December 31, 2018, File No. 1-3526, as Exhibit 10(a)26 in Form 10-K for the year ended December 31, 2019, File No. 1-3526, as Exhibit 10(a)23, in Form 10-K for the year ended December 31, 2020, File No. 1-3526, as Exhibit 10(a) 25, and in Form 10-Q for the quarter ended March 31, 2022, File No. 1-3526, as Exhibit 10(a)5.)

#	(a)	7	—	Amended and Restated Southern Company Change in Control Benefits Protection Plan effective August 15, 2022. (Designated in Form 8-K dated August 15, 2022, File No. 1-3526, as Exhibit 10.1.)
#	(a)	8	—
Deferred Compensation Trust Agreement for Directors of Southern Company and its Subsidiaries, Amended and Restated effective January 1, 2001, between Delaware Charter Guarantee & Trust Company, Southern Company, SCS, Alabama Power, Georgia Power, Mississippi Power, Southern Linc, Southern Company Energy Solutions, LLC, and Southern Nuclear and First Amendment thereto effective January 1, 2009. (Designated in Form 10-K for the year ended December 31, 2000, File No. 1-3526, as Exhibit 10(a)103 and in Form 10-K for the year ended December 31, 2008, File No. 1-3526, as Exhibit 10(a)16.)

#	(a)	9	—
Amended and Restated Deferred Stock Trust Agreement for Directors of Southern Company and its Subsidiaries, Amended and Restated effective December 16, 2020, by and between Southern Company and Delaware Charter Guarantee & Trust Company. (Designated in Form 10-K for the year ended December 31, 2020, File No. 1-3526, as Exhibit 10(a)9.)

#	(a)	10	—
Amended and Restated Deferred Cash Compensation Trust Agreement for Directors of Southern Company and its Subsidiaries, Amended and Restated effective December 16, 2020, by and between Southern Company and Delaware Charter Guarantee & Trust Company. (Designated in Form 10-K for the year ended December 31, 2020, File No. 1-3526, as Exhibit 10(a)10.)

#	(a)	11	—	Southern Company Senior Executive Change in Control Severance Plan, Amended and Restated effective August 15, 2022. (Designated in Form 8-K dated August 15, 2022, File No. 1-3526, as Exhibit 10.2.)
#	(a)	12	—
Southern Company Executive Change in Control Severance Plan, Amended and Restated effective August 15, 2022. (Designated in Form 10-Q for the quarter ended September 30, 2022, File No. 1-3526, as Exhibit 10(a)3.)

    Table of Contents                                Index to Financial Statements

	#	(a)	13	—
Form of Terms for Named Executive Officer Equity Awards Granted under the Southern Company 2021 Equity and Incentive Compensation Plan. (Designated in Form 10-Q for the quarter ended March 31, 2022, File No. 1-3526, as Exhibit 10(a)1).

	#	(a)	14	—
Deferred Compensation Agreement between Southern Company, SCS, Alabama Power, and Mark A. Crosswhite, effective July 30, 2008. (Designated in Form 10-K for the year ended December 31, 2016, File No. 1-3526, as Exhibit 10(a)17.)

*	#	(a)	15	—	Consulting Agreement between SCS and Mark A. Crosswhite dated December 7, 2022.
		(a)	16	—
The Southern Company Employee Savings Plan, Amended and Restated effective January 1, 2018, First Amendment thereto dated December 7, 2018, Second Amendment thereto dated January 29, 2019, Third Amendment thereto dated December 4, 2019, Fourth Amendment thereto dated November 27, 2020, Fifth Amendment thereto effective July 1, 2021, and Sixth Amendment thereto effective July 1, 2021. (Designated in Post-Effective Amendment No. 1 to Form S-8, File No. 333-212783 as Exhibit 4.3, in Form 10-K for the year ended December 31, 2019, File No. 1-3526, as Exhibit 10(a)25, in Form 10-K for the year ended December 31, 2019, File No. 1-3526, as Exhibit 10(a)26, in Form 10-K for the year ended December 31, 2019, File No. 1-3526, as Exhibit 10(a)27, in Form 10-K for the year ended December 31, 2020, File No. 1-3526, as Exhibit 10(a)26, in Form 10-Q for the quarter ended March 31, 2022, File No. 1-3526, as Exhibit 10(a)2, and in Form 10-Q for the quarter ended March 31, 2022, File No. 1-3526, as Exhibit 10(a)3.)

*	#	(a)	17	—	Seventh Amendment to the Southern Company Employee Savings Plan, dated December 23, 2022.
	#	(a)	18	—
Deferred Compensation Agreement between Southern Company, SCS, Georgia Power, and Christopher C. Womack, effective December 10, 2008. (Designated in Form 10-Q for the quarter ended September 30, 2022, File No. 1-3526, as Exhibit 10(a)4.)

	#	(a)	19	—
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

    Table of Contents                                Index to Financial Statements

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
	Alabama Power
		Omitted pursuant to General Instruction I(2)(b) of Form 10-K.
	Georgia Power
		Omitted pursuant to General Instruction I(2)(b) of Form 10-K.
	Mississippi Power
		Omitted pursuant to General Instruction I(2)(b) of Form 10-K.
	Southern Power
		Omitted pursuant to General Instruction I(2)(b) of Form 10-K.
	Southern Company Gas
		Omitted pursuant to General Instruction I(2)(b) of Form 10-K.

(23)	Consents of Experts and Counsel
	Southern Company
	*	(a)	1	—	Consent of Deloitte & Touche LLP.
	Alabama Power
	*	(b)	1	—	Consent of Deloitte & Touche LLP.
	Georgia Power
	*	(c)	1	—	Consent of Deloitte & Touche LLP.
	Mississippi Power
	*	(d)	1	—	Consent of Deloitte & Touche LLP.
	Southern Power
	*	(e)	1	—	Consent of Deloitte & Touche LLP.
	Southern Company Gas
	*	(f)	1	—	Consent of Deloitte & Touche LLP.
	*	(f)	2	—	Consent of BDO USA, LLP.

(24)	Powers of Attorney and Resolutions
	Southern Company
	*	(a)	1	—	Power of Attorney and resolution.
	Alabama Power
	*	(b)	1	—	Power of Attorney and resolution.
	Georgia Power
	*	(c)	1	—	Power of Attorney and resolution.

    Table of Contents                                Index to Financial Statements

	Mississippi Power
	*	(d)	1	—	Power of Attorney and resolution.
	Southern Power
	*	(e)	1	—	Power of Attorney and resolution.
	Southern Company Gas
	*	(f)	1	—	Power of Attorney and resolution.

(31)	Section 302 Certifications
	Southern Company
	*	(a)	1	—	Certificate of Southern Company's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
	*	(a)	2	—	Certificate of Southern Company's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
	Alabama Power
	*	(b)	1	—	Certificate of Alabama Power's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
	*	(b)	2	—	Certificate of Alabama Power's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
	Georgia Power
	*	(c)	1	—	Certificate of Georgia Power's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
	*	(c)	2	—	Certificate of Georgia Power's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
	Mississippi Power
	*	(d)	1	—	Certificate of Mississippi Power's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
	*	(d)	2	—	Certificate of Mississippi Power's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
	Southern Power
	*	(e)	1	—	Certificate of Southern Power Company's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
	*	(e)	2	—	Certificate of Southern Power Company's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
	Southern Company Gas
	*	(f)	1	—	Certificate of Southern Company Gas' Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
	*	(f)	2	—	Certificate of Southern Company Gas' Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 906 Certifications
	Southern Company
	*	(a)		—	Certificate of Southern Company's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.
	Alabama Power
	*	(b)		—	Certificate of Alabama Power's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.
	Georgia Power
	*	(c)		—	Certificate of Georgia Power's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.
	Mississippi Power
	*	(d)		—	Certificate of Mississippi Power's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

    Table of Contents                                Index to Financial Statements

Southern Power
	*	(e)	—	Certificate of Southern Power Company's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.
Southern Company Gas
	*	(f)	—	Certificate of Southern Company Gas' Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	Interactive Data Files
	*	INS	—	XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
	*	SCH	—	XBRL Taxonomy Extension Schema Document
	*	CAL	—	XBRL Taxonomy Calculation Linkbase Document
	*	DEF	—	XBRL Definition Linkbase Document
	*	LAB	—	XBRL Taxonomy Label Linkbase Document
	*	PRE	—	XBRL Taxonomy Presentation Linkbase Document

(104)	Cover Page Interactive Data File
	*		—	Formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.

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

THE SOUTHERN COMPANY

By:	Thomas A. Fanning
Chairman, President, and
Chief Executive Officer

By:	/s/ Melissa K. Caen
(Melissa K. Caen, Attorney-in-fact)

Date:	February 15, 2023
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

Thomas A. Fanning
Chairman, President, and Chief Executive Officer (Principal Executive Officer)

Daniel S. Tucker
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Ann P. Daiss
Comptroller and Chief Accounting Officer (Principal Accounting Officer)
Directors:
Janaki Akella Henry A. Clark III Anthony F. Earley, Jr. David J. Grain Colette D. Honorable Donald M. James	John D. Johns Dale E. Klein Ernest J. Moniz William G. Smith, Jr. Kristine L. Svinicki E. Jenner Wood III

By:	/s/ Melissa K. Caen
(Melissa K. Caen, Attorney-in-fact)
Date: February 15, 2023

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

ALABAMA POWER COMPANY

By:	J. Jeffrey Peoples
Chairman, President, and Chief Executive Officer

By:	/s/ Melissa K. Caen
(Melissa K. Caen, Attorney-in-fact)

Date:	February 15, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

J. Jeffrey Peoples
Chairman, President, and Chief Executive Officer (Principal Executive Officer)

Philip C. Raymond
Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)

Anita Allcorn-Walker
Senior Vice President and Comptroller (Principal Accounting Officer)
Directors:
Angus R. Cooper, III O. B. Grayson Hall, Jr. Anthony A. Joseph Catherine J. Randall	Kevin B. Savoy R. Mitchell Shackleford, III Charisse D. Stokes Phillip M. Webb

By:	/s/ Melissa K. Caen
(Melissa K. Caen, Attorney-in-fact)
Date: February 15, 2023

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act:

Alabama Power is not required to send an annual report or proxy statement to its sole shareholder and parent company, The Southern Company, and will not prepare such a report after filing this Annual Report on Form 10-K for fiscal year 2022. Accordingly, Alabama Power will not file an annual report with the Securities and Exchange Commission.

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

GEORGIA POWER COMPANY

By:	Christopher C. Womack
Chairman, President, and Chief Executive Officer

By:	/s/ Melissa K. Caen
(Melissa K. Caen, Attorney-in-fact)

Date:	February 15, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Christopher C. Womack
Chairman, President, and Chief Executive Officer (Principal Executive Officer)

Aaron P. Abramovitz
Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial and Accounting Officer)

Sarah P. Adams
Vice President and Comptroller (Principal Accounting Officer)
Directors:
Mark L. Burns Jill Campbell Shantella E. Cooper Andrew W. Evans Lawrence L. Gellerstedt III	Thomas M. Holder Kessel D. Stelling, Jr. Charles K. Tarbutton Clyde C. Tuggle

By:	/s/ Melissa K. Caen
(Melissa K. Caen, Attorney-in-fact)
Date: February 15, 2023

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

MISSISSIPPI POWER COMPANY

By:	Anthony L. Wilson
Chairman, President, and Chief Executive Officer

By:	/s/ Melissa K. Caen
(Melissa K. Caen, Attorney-in-fact)

Date:	February 15, 2023
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

Anthony L. Wilson
Chairman, President, and Chief Executive Officer (Principal Executive Officer)

Moses H. Feagin
Senior Vice President, Treasurer, and Chief Financial Officer (Principal Financial Officer)

Matthew P. Grice
Comptroller (Principal Accounting Officer)
Directors:
Augustus Leon Collins Thomas M. Duff Mary Graham Mark E. Keenum	M.L. Waters Kari Wilkinson Camille S. Young

By:	/s/ Melissa K. Caen
(Melissa K. Caen, Attorney-in-fact)
Date: February 15, 2023

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act:

Mississippi Power is not required to send an annual report or proxy statement to its sole shareholder and parent company, The Southern Company, and will not prepare such a report after filing this Annual Report on Form 10-K for fiscal year 2022. Accordingly, Mississippi Power will not file an annual report with the Securities and Exchange Commission.

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

SOUTHERN POWER COMPANY

By:	Christopher Cummiskey
Chairman and Chief Executive Officer

By:	/s/ Melissa K. Caen
(Melissa K. Caen, Attorney-in-fact)

Date:	February 15, 2023
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
Date: February 15, 2023

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

SOUTHERN COMPANY GAS

By:	Kimberly S. Greene
Chairman, President, and Chief Executive Officer

By:	/s/ Melissa K. Caen
(Melissa K. Caen, Attorney-in-fact)

Date:	February 15, 2023
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
Date: February 15, 2023

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act:

Southern Company Gas is not required to send an annual report or proxy statement to its sole shareholder and parent company, The Southern Company, and will not prepare such a report after filing this Annual Report on Form 10-K for fiscal year 2022. Accordingly, Southern Company Gas will not file an annual report with the Securities and Exchange Commission.