Form 10-Q
period 2023-03-31
SOUTHERN CO; GEORGIA POWER CO; SOUTHERN POWER CO; SOUTHERN CO GAS; ALABAMA POWER CO; MISSISSIPPI POWER CO
filed 2023-04-27
CIK 92122, 41091, 1160661, 1004155, 3153, 66904

    Table of Contents                                Index to Financial Statements
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR
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

Registrant	Description of Common Stock	Shares Outstanding at March 31, 2023
The Southern Company	Par Value $5 Per Share	1,090,402,540
Alabama Power Company	Par Value $40 Per Share	30,537,500
Georgia Power Company	Without Par Value	9,261,500
Mississippi Power Company	Without Par Value	1,121,000
Southern Power Company	Par Value $0.01 Per Share	1,000
Southern Company Gas	Par Value $0.01 Per Share	100
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

    Table of Contents                                Index to Financial Statements
TABLE OF CONTENTS

		Page

	Definitions	4
	Cautionary Statement Regarding Forward-Looking Information	7

	PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	9
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	89
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	132
Item 4.	Controls and Procedures	132

	PART II—OTHER INFORMATION

Item 1.	Legal Proceedings	133
Item 1A.	Risk Factors	133
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	Inapplicable
Item 3.	Defaults Upon Senior Securities	Inapplicable
Item 4.	Mine Safety Disclosures	Inapplicable
Item 5.	Other Information	Inapplicable
Item 6.	Exhibits	133

	Signatures	136

    Table of Contents                                Index to Financial Statements

DEFINITIONS

Term	Meaning
2022 ARP	Alternate Rate Plan approved by the Georgia PSC in 2022 for Georgia Power for the years 2023 through 2025
AFUDC	Allowance for funds used during construction
Alabama Power	Alabama Power Company
Amended and Restated Loan Guarantee Agreement	Loan guarantee agreement entered into by Georgia Power with the DOE in 2014, as amended and restated in March 2019, under which the proceeds of borrowings may be used to reimburse Georgia Power for Eligible Project Costs incurred in connection with its construction of Plant Vogtle Units 3 and 4
ARO	Asset retirement obligation
Atlanta Gas Light	Atlanta Gas Light Company, a wholly-owned subsidiary of Southern Company Gas
Bechtel	Bechtel Power Corporation, the primary contractor for the remaining construction activities for Plant Vogtle Units 3 and 4
Bechtel Agreement	The 2017 construction completion agreement between the Vogtle Owners and Bechtel
CCR	Coal combustion residuals
CCR Rule	Disposal of Coal Combustion Residuals from Electric Utilities final rule published by the EPA in 2015
Chattanooga Gas	Chattanooga Gas Company, a wholly-owned subsidiary of Southern Company Gas
Clean Air Act	Clean Air Act Amendments of 1990
Contractor Settlement Agreement	The December 31, 2015 agreement between Westinghouse and the Vogtle Owners resolving disputes between the Vogtle Owners and the EPC Contractor under the Vogtle 3 and 4 Agreement
COVID-19	The novel coronavirus disease declared a pandemic by the World Health Organization and the Centers for Disease Control and Prevention in March 2020
CWIP	Construction work in progress
Dalton	City of Dalton, Georgia, an incorporated municipality in the State of Georgia, acting by and through its Board of Water, Light, and Sinking Fund Commissioners
Dalton Pipeline	A pipeline facility in Georgia in which Southern Company Gas has a 50% undivided ownership interest
DOE	U.S. Department of Energy
ECO Plan	Mississippi Power's environmental compliance overview plan
ELG	Effluent limitations guidelines
Eligible Project Costs	Certain costs of construction relating to Plant Vogtle Units 3 and 4 that are eligible for financing under the loan guarantee program established under Title XVII of the Energy Policy Act of 2005
EPA	U.S. Environmental Protection Agency
EPC Contractor	Westinghouse and its affiliate, WECTEC Global Project Services Inc.; the former engineering, procurement, and construction contractor for Plant Vogtle Units 3 and 4
FCC	Federal Communications Commission
FERC	Federal Energy Regulatory Commission
FFB	Federal Financing Bank
Fitch	Fitch Ratings, Inc.
Form 10-K	Annual Report on Form 10-K of Southern Company, Alabama Power, Georgia Power, Mississippi Power, Southern Power, and Southern Company Gas for the year ended December 31, 2022, as applicable
GAAP	U.S. generally accepted accounting principles
Georgia Power	Georgia Power Company
Guarantee Settlement Agreement	The June 9, 2017 settlement agreement between the Vogtle Owners and Toshiba related to certain payment obligations of the EPC Contractor guaranteed by Toshiba
Heating Degree Days	A measure of weather, calculated when the average daily temperatures are less than 65 degrees Fahrenheit

    Table of Contents                                Index to Financial Statements

DEFINITIONS
(continued)

Term	Meaning
Heating Season	The period from November through March when Southern Company Gas' natural gas usage and operating revenues are generally higher
HLBV	Hypothetical liquidation at book value
IGCC	Integrated coal gasification combined cycle, the technology originally approved for Mississippi Power's Kemper County energy facility
IIC	Intercompany Interchange Contract
IRP	Integrated resource plan
ITAAC	Inspections, Tests, Analyses, and Acceptance Criteria, standards established by the NRC
ITC	Investment tax credit
JEA	Jacksonville Electric Authority
KWH	Kilowatt-hour
LIBOR	London Interbank Offered Rate
LIFO	Last-in, first-out
LTSA	Long-term service agreement
MEAG Power	Municipal Electric Authority of Georgia
Mississippi Power	Mississippi Power Company
mmBtu	Million British thermal units
Moody's	Moody's Investors Service, Inc.
MW	Megawatt
natural gas distribution utilities	Southern Company Gas' natural gas distribution utilities (Nicor Gas, Atlanta Gas Light, Virginia Natural Gas, and Chattanooga Gas)
NCCR	Georgia Power's Nuclear Construction Cost Recovery tariff
NDR	Alabama Power's Natural Disaster Reserve
Nicor Gas	Northern Illinois Gas Company, a wholly-owned subsidiary of Southern Company Gas
N/M	Not meaningful
NRC	U.S. Nuclear Regulatory Commission
OCI	Other comprehensive income
OPC	Oglethorpe Power Corporation (an electric membership corporation)
PEP	Mississippi Power's Performance Evaluation Plan
PowerSecure	PowerSecure, Inc., a wholly-owned subsidiary of Southern Company
PPA	Power purchase agreements, as well as, for Southern Power, contracts for differences that provide the owner of a renewable facility a certain fixed price for the electricity sold to the grid
PSC	Public Service Commission
PTC	Production tax credit
Rate CNP	Alabama Power's Rate Certificated New Plant, consisting of Rate CNP New Plant, Rate CNP Compliance, Rate CNP PPA, and Rate CNP Depreciation
Rate ECR	Alabama Power's Rate Energy Cost Recovery
Rate RSE	Alabama Power's Rate Stabilization and Equalization
Registrants	Southern Company, Alabama Power, Georgia Power, Mississippi Power, Southern Power Company, and Southern Company Gas
ROE	Return on equity
S&P	S&P Global Ratings, a division of S&P Global Inc.
SAVE	Steps to Advance Virginia's Energy, an infrastructure replacement program at Virginia Natural Gas
SCS	Southern Company Services, Inc., the Southern Company system service company and a wholly-owned subsidiary of Southern Company
SEC	U.S. Securities and Exchange Commission

    Table of Contents                                Index to Financial Statements

DEFINITIONS
(continued)

Term	Meaning
SEGCO	Southern Electric Generating Company, 50% owned by each of Alabama Power and Georgia Power
SNG	Southern Natural Gas Company, L.L.C., a pipeline system in which Southern Company Gas has a 50% ownership interest
SOFR	Secured Overnight Financing Rate
Southern Company	The Southern Company
Southern Company Gas	Southern Company Gas and its subsidiaries
Southern Company Gas Capital	Southern Company Gas Capital Corporation, a 100%-owned subsidiary of Southern Company Gas
Southern Company power pool	The operating arrangement whereby the integrated generating resources of the traditional electric operating companies and Southern Power (excluding subsidiaries) are subject to joint commitment and dispatch in order to serve their combined load obligations
Southern Company system	Southern Company, the traditional electric operating companies, Southern Power, Southern Company Gas, SEGCO, Southern Nuclear, SCS, Southern Communications Services, Inc., PowerSecure, and other subsidiaries
Southern Holdings	Southern Company Holdings, Inc., a wholly-owned subsidiary of Southern Company
Southern Nuclear	Southern Nuclear Operating Company, Inc., a wholly-owned subsidiary of Southern Company
Southern Power	Southern Power Company and its subsidiaries
SouthStar	SouthStar Energy Services, LLC (a Marketer), a wholly-owned subsidiary of Southern Company Gas
SP Solar	SP Solar Holdings I, LP, a limited partnership indirectly owning substantially all of Southern Power's solar and battery energy storage facilities, in which Southern Power has a 67% ownership interest
SP Wind	SP Wind Holdings II, LLC, a holding company owning a portfolio of eight operating wind facilities, in which Southern Power is the controlling partner in a tax equity arrangement
SRR	Mississippi Power's System Restoration Rider, a tariff for retail property damage cost recovery and reserve
Subsidiary Registrants	Alabama Power, Georgia Power, Mississippi Power, Southern Power, and Southern Company Gas
Toshiba	Toshiba Corporation, the parent company of Westinghouse
traditional electric operating companies	Alabama Power, Georgia Power, and Mississippi Power
VCM	Vogtle Construction Monitoring
VIE	Variable interest entity
Virginia Natural Gas	Virginia Natural Gas, Inc., a wholly-owned subsidiary of Southern Company Gas
Vogtle 3 and 4 Agreement	Agreement entered into with the EPC Contractor in 2008 by Georgia Power, acting for itself and as agent for the Vogtle Owners, and rejected in bankruptcy in July 2017, pursuant to which the EPC Contractor agreed to design, engineer, procure, construct, and test Plant Vogtle Units 3 and 4
Vogtle Owners	Georgia Power, OPC, MEAG Power, and Dalton
Vogtle Services Agreement	The June 2017 services agreement between the Vogtle Owners and the EPC Contractor, as amended and restated in July 2017, for the EPC Contractor to transition construction management of Plant Vogtle Units 3 and 4 to Southern Nuclear and to provide ongoing design, engineering, and procurement services to Southern Nuclear
WACOG	Weighted average cost of gas
Westinghouse	Westinghouse Electric Company LLC

    Table of Contents                                Index to Financial Statements
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q contains forward-looking statements. Forward-looking statements include, among other things, statements concerning the potential and expected effects of the continued COVID-19 pandemic, regulated rates, the strategic goals for the business, customer and sales growth, economic conditions, including inflation, cost recovery and other rate actions, projected equity ratios, current and proposed environmental regulations and related compliance plans and estimated expenditures, pending or potential litigation matters, access to sources of capital, financing activities, completion dates and costs of construction projects, matters related to the abandonment of the Kemper IGCC, completion of announced dispositions, filings with state and federal regulatory authorities, and estimated construction plans and expenditures. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "could," "would," "should," "expects," "plans," "anticipates," "believes," "estimates," "projects," "predicts," "potential," or "continue" or the negative of these terms or other similar terminology. There are various factors that could cause actual results to differ materially from those suggested by the forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized. These factors include:

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

    Table of Contents                                Index to Financial Statements
PART I
Item 1. Financial Statements (Unaudited).

    Table of Contents                                Index to Financial Statements

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022
	(in millions)
Operating Revenues:
Retail electric revenues	$3,599	$3,613
Wholesale electric revenues	599	664
Other electric revenues	190	177
Natural gas revenues (includes alternative revenue programs of $12 and $—, respectively)	1,875	2,058
Other revenues	217	136
Total operating revenues	6,480	6,648
Operating Expenses:
Fuel	1,050	1,111
Purchased power	242	232
Cost of natural gas	898	1,095
Cost of other sales	127	69
Other operations and maintenance	1,482	1,516
Depreciation and amortization	1,111	892
Taxes other than income taxes	394	372
Gain on dispositions, net	(42)	(23)
Total operating expenses	5,262	5,264
Operating Income	1,218	1,384
Other Income and (Expense):
Allowance for equity funds used during construction	65	51
Earnings from equity method investments	48	46
Interest expense, net of amounts capitalized	(582)	(462)
Other income (expense), net	147	145
Total other income and (expense)	(322)	(220)
Earnings Before Income Taxes	896	1,164
Income taxes	97	173
Consolidated Net Income	799	991
Dividends on preferred stock of subsidiaries	—	4
Net loss attributable to noncontrolling interests	(63)	(45)
Consolidated Net Income Attributable to Southern Company	$862	$1,032
Common Stock Data:
Earnings per share -
Basic	$0.79	$0.97
Diluted	$0.79	$0.97
Average number of shares of common stock outstanding (in millions)
Basic	1,091	1,063
Diluted	1,098	1,069
The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022
	(in millions)
Consolidated Net Income	$799	$991
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $(23) and $8, respectively	(63)	19
Reclassification adjustment for amounts included in net income, net of tax of $7 and $6, respectively	19	20
Pension and other postretirement benefit plans:
Reclassification adjustment for amounts included in net income, net of tax of $— and $1, respectively	—	3
Total other comprehensive income (loss)	(44)	42
Comprehensive Income	755	1,033
Dividends on preferred stock of subsidiaries	—	4
Comprehensive loss attributable to noncontrolling interests	(63)	(45)
Consolidated Comprehensive Income Attributable to Southern Company	$818	$1,074
The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022
	(in millions)
Operating Activities:
Consolidated net income	$799	$991
Adjustments to reconcile consolidated net income to net cash provided from operating activities —
Depreciation and amortization, total	1,233	989
Allowance for equity funds used during construction	(65)	(51)
Pension, postretirement, and other employee benefits	(126)	(123)
Settlement of asset retirement obligations	(113)	(87)
Stock based compensation expense	92	85
Natural gas cost under recovery – long-term	—	162
Retail fuel cost under recovery – long-term	454	(130)
Other, net	51	79
Changes in certain current assets and liabilities —
-Receivables	319	(217)
-Prepayments	(100)	(86)
-Fossil fuel for generation	(203)	39
-Materials and supplies	(98)	(28)
-Natural gas for sale, net of temporary LIFO liquidation	267	450
-Other current assets	143	8
-Accounts payable	(1,056)	132
-Accrued taxes	(237)	(58)
-Accrued compensation	(478)	(470)
-Accrued interest	(127)	(128)
-Natural gas cost over recovery	117	—
-Other current liabilities	(28)	35
Net cash provided from operating activities	844	1,592
Investing Activities:
Property additions	(1,850)	(1,419)
Nuclear decommissioning trust fund purchases	(256)	(294)
Nuclear decommissioning trust fund sales	251	289
Proceeds from dispositions	103	91
Cost of removal, net of salvage	(135)	(227)
Change in construction payables, net	(140)	23
Other investing activities	(91)	(18)
Net cash used for investing activities	(2,118)	(1,555)
Financing Activities:
Increase in notes payable, net	187	137
Proceeds —
Long-term debt	1,979	700
Short-term borrowings	100	850
Common stock	15	38
Redemptions and repurchases —
Long-term debt	(575)	(977)
Short-term borrowings	(400)	(100)
Capital contributions from noncontrolling interests	21	73
Distributions to noncontrolling interests	(48)	(97)
Payment of common stock dividends	(742)	(702)
Other financing activities	(83)	(115)
Net cash provided from (used for) financing activities	454	(193)
Net Change in Cash, Cash Equivalents, and Restricted Cash	(820)	(156)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	2,037	1,829
Cash, Cash Equivalents, and Restricted Cash at End of Period	$1,217	$1,673
Supplemental Cash Flow Information:
Cash paid (received) during the period for —
Interest (net of $32 and $23 capitalized for 2023 and 2022, respectively)	$652	$515
Income taxes, net	(9)	(8)
Noncash transactions —
Accrued property additions at end of period	833	863
Right-of-use assets obtained under operating leases	26	3
Right-of-use assets obtained under finance leases	1	—
Reassessment of right-of-use assets under operating leases	—	40
The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Assets	At March 31, 2023	At December 31, 2022
	(in millions)
Current Assets:
Cash and cash equivalents	$1,053	$1,917
Receivables —
Customer accounts	1,890	2,128
Unbilled revenues	596	1,012
Under recovered fuel clause revenues	484	10
Other accounts and notes	510	637
Accumulated provision for uncollectible accounts	(80)	(71)
Materials and supplies	1,756	1,664
Fossil fuel for generation	778	575
Natural gas for sale	216	438
Prepaid expenses	626	347
Assets from risk management activities, net of collateral	53	115
Regulatory assets – asset retirement obligations	342	332
Natural gas cost under recovery	—	108
Other regulatory assets	936	860
Other current assets	395	344
Total current assets	9,555	10,416
Property, Plant, and Equipment:
In service	118,690	117,529
Less: Accumulated depreciation	35,990	35,297
Plant in service, net of depreciation	82,700	82,232
Other utility plant, net	571	599
Nuclear fuel, at amortized cost	849	843
Construction work in progress	11,510	10,896
Total property, plant, and equipment	95,630	94,570
Other Property and Investments:
Goodwill	5,161	5,161
Nuclear decommissioning trusts, at fair value	2,245	2,145
Equity investments in unconsolidated subsidiaries	1,408	1,443
Other intangible assets, net of amortization of $350 and $340, respectively	397	406
Miscellaneous property and investments	616	602
Total other property and investments	9,827	9,757
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	1,505	1,531
Deferred charges related to income taxes	876	866
Prepaid pension costs	2,384	2,290
Unamortized loss on reacquired debt	234	238
Deferred under recovered fuel clause revenues	1,702	2,056
Regulatory assets – asset retirement obligations, deferred	5,701	5,764
Other regulatory assets, deferred	5,886	5,918
Other deferred charges and assets	1,456	1,485
Total deferred charges and other assets	19,744	20,148
Total Assets	$134,756	$134,891
The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholders' Equity	At March 31, 2023	At December 31, 2022
	(in millions)
Current Liabilities:
Securities due within one year	$4,363	$4,285
Notes payable	2,554	2,609
Accounts payable	2,365	3,525
Customer deposits	475	502
Accrued taxes —
Accrued income taxes	52	60
Other accrued taxes	435	764
Accrued interest	487	614
Accrued compensation	617	1,127
Asset retirement obligations	709	694
Liabilities from risk management activities, net of collateral	318	178
Operating lease obligations	199	197
Natural gas cost over recovery	117	—
Other regulatory liabilities	287	382
Other current liabilities	915	787
Total current liabilities	13,893	15,724
Long-term Debt	52,060	50,656
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	10,488	10,036
Deferred credits related to income taxes	5,107	5,235
Accumulated deferred ITCs	2,112	2,133
Employee benefit obligations	1,222	1,238
Operating lease obligations, deferred	1,374	1,388
Asset retirement obligations, deferred	10,209	10,146
Other cost of removal obligations	1,921	1,903
Other regulatory liabilities, deferred	690	733
Other deferred credits and liabilities	1,118	1,167
Total deferred credits and other liabilities	34,241	33,979
Total Liabilities	100,194	100,359
Total Stockholders' Equity (See accompanying statements)	34,562	34,532
Total Liabilities and Stockholders' Equity	$134,756	$134,891
The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

	Southern Company Common Stockholders' Equity
	Number of Common Shares		Common Stock				Accumulated Other Comprehensive Income (Loss)
	Issued	Treasury	Par Value	Paid-In Capital	Treasury	Retained Earnings		Noncontrolling Interests	Total
	(in millions)
Balance at December 31, 2021	1,061	(1)	$5,279	$11,950	$(47)	$10,929	$(237)	$4,402	$32,276
Consolidated net income (loss)	—	—	—	—	—	1,032	—	(45)	987
Other comprehensive income	—	—	—	—	—	—	42	—	42
Stock issued	3	—	7	31	—	—	—	—	38
Stock-based compensation	—	—	—	6	—	—	—	—	6
Cash dividends of $0.66 per share	—	—	—	—	—	(702)	—	—	(702)
Capital contributions from noncontrolling interests	—	—	—	—	—	—	—	73	73
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(98)	(98)
Other	—	—	—	7	(2)	2	—	—	7
Balance at March 31, 2022	1,064	(1)	$5,286	$11,994	$(49)	$11,261	$(195)	$4,332	$32,629

Balance at December 31, 2022	1,090	(1)	$5,417	$13,673	$(53)	$11,538	$(167)	$4,124	$34,532
Consolidated net income (loss)	—	—	—	—	—	862	—	(63)	799
Other comprehensive income (loss)	—	—	—	—	—	—	(44)	—	(44)
Stock issued	2	—	4	11	—	—	—	—	15
Stock-based compensation	—	—	—	29	—	—	—	—	29
Cash dividends of $0.68 per share	—	—	—	—	—	(742)	—	—	(742)
Capital contributions from noncontrolling interests	—	—	—	—	—	—	—	21	21
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(48)	(48)
Other	—	—	—	2	(2)	—	—	—	—
Balance at March 31, 2023	1,092	(1)	$5,421	$13,715	$(55)	$11,658	$(211)	$4,034	$34,562

The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements

ALABAMA POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022
	(in millions)
Operating Revenues:
Retail revenues	$1,381	$1,379
Wholesale revenues, non-affiliates	141	114
Wholesale revenues, affiliates	19	65
Other revenues	106	91
Total operating revenues	1,647	1,649
Operating Expenses:
Fuel	308	333
Purchased power, non-affiliates	101	67
Purchased power, affiliates	59	26
Other operations and maintenance	424	409
Depreciation and amortization	345	215
Taxes other than income taxes	115	104
Total operating expenses	1,352	1,154
Operating Income	295	495
Other Income and (Expense):
Allowance for equity funds used during construction	21	16
Interest expense, net of amounts capitalized	(103)	(89)
Other income (expense), net	40	36
Total other income and (expense)	(42)	(37)
Earnings Before Income Taxes	253	458
Income taxes (benefit)	(2)	107
Net Income	255	351
Dividends on Preferred Stock	—	4
Net Income After Dividends on Preferred Stock	$255	$347

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022
	(in millions)
Net Income	$255	$351
Other comprehensive income:
Qualifying hedges:
Changes in fair value, net of tax of $— and $(1), respectively	—	(1)
Reclassification adjustment for amounts included in net income, net of tax of $— and $—, respectively	—	1
Total other comprehensive income	—	—
Comprehensive Income	$255	$351
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
ALABAMA POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022
	(in millions)
Operating Activities:
Net income	$255	$351
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	398	250
Deferred income taxes	(75)	35
Pension, postretirement, and other employee benefits	(51)	(48)
Settlement of asset retirement obligations	(52)	(38)
Retail fuel cost under recovery – long-term	100	(46)
Other, net	(3)	(27)
Changes in certain current assets and liabilities —
-Receivables	90	(4)
-Fossil fuel stock	(78)	23
-Prepayments	(89)	(85)
-Other current assets	(37)	(10)
-Accounts payable	(400)	(237)
-Accrued taxes	109	102
-Accrued compensation	(102)	(99)
-Other current liabilities	(35)	(13)
Net cash provided from operating activities	30	154
Investing Activities:
Property additions	(389)	(343)
Nuclear decommissioning trust fund purchases	(87)	(72)
Nuclear decommissioning trust fund sales	87	72
Cost of removal, net of salvage	(41)	(60)
Change in construction payables	(70)	39
Other investing activities	(9)	(1)
Net cash used for investing activities	(509)	(365)
Financing Activities:
Increase in notes payable, net	170	—
Proceeds —
Senior notes	—	700
Other long-term debt	16	—
Redemptions — Senior notes	—	(550)
Capital contributions from parent company	325	625
Payment of common stock dividends	(285)	(254)
Other financing activities	(7)	(17)
Net cash provided from financing activities	219	504
Net Change in Cash, Cash Equivalents, and Restricted Cash	(260)	293
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	687	1,060
Cash, Cash Equivalents, and Restricted Cash at End of Period	$427	$1,353
Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $7 and $4 capitalized for 2023 and 2022, respectively)	$138	$110
Noncash transactions —
Accrued property additions at end of period	111	188
Right-of-use assets obtained under operating leases	13	1
Right-of-use assets obtained under finance leases	1	—
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
ALABAMA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Assets	At March 31, 2023	At December 31, 2022
	(in millions)
Current Assets:
Cash and cash equivalents	$427	$687
Receivables —
Customer accounts	446	431
Unbilled revenues	129	174
Affiliated	98	101
Other accounts and notes	86	153
Accumulated provision for uncollectible accounts	(15)	(14)
Fossil fuel stock	307	229
Materials and supplies	586	557
Prepaid expenses	136	65
Other regulatory assets	485	474
Other current assets	48	67
Total current assets	2,733	2,924
Property, Plant, and Equipment:
In service	33,803	33,472
Less: Accumulated provision for depreciation	10,664	10,470
Plant in service, net of depreciation	23,139	23,002
Other utility plant, net	571	599
Nuclear fuel, at amortized cost	238	239
Construction work in progress	1,510	1,526
Total property, plant, and equipment	25,458	25,366
Other Property and Investments:
Nuclear decommissioning trusts, at fair value	1,170	1,127
Equity investments in unconsolidated subsidiaries	55	57
Miscellaneous property and investments	125	124
Total other property and investments	1,350	1,308
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	81	71
Deferred charges related to income taxes	253	250
Prepaid pension and other postretirement benefit costs	689	657
Regulatory assets – asset retirement obligations	1,827	1,845
Other regulatory assets, deferred	2,034	2,107
Other deferred charges and assets	454	442
Total deferred charges and other assets	5,338	5,372
Total Assets	$34,879	$34,970
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
ALABAMA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholder's Equity	At March 31, 2023	At December 31, 2022
	(in millions)
Current Liabilities:
Securities due within one year	$323	$301
Notes payable	170	—
Accounts payable —
Affiliated	242	443
Other	380	641
Customer deposits	105	106
Accrued taxes	148	57
Accrued interest	78	120
Accrued compensation	133	229
Asset retirement obligations	334	330
Other regulatory liabilities	74	96
Other current liabilities	132	91
Total current liabilities	2,119	2,414
Long-term Debt	10,322	10,329
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	3,997	3,981
Deferred credits related to income taxes	1,836	1,925
Accumulated deferred ITCs	79	81
Employee benefit obligations	149	145
Operating lease obligations	75	67
Asset retirement obligations, deferred	3,940	3,957
Other regulatory liabilities, deferred	300	315
Other deferred credits and liabilities	75	69
Total deferred credits and other liabilities	10,451	10,540
Total Liabilities	22,892	23,283
Common Stockholder's Equity (See accompanying statements)	11,987	11,687
Total Liabilities and Stockholder's Equity	$34,879	$34,970
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
ALABAMA POWER COMPANY
CONDENSED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY (UNAUDITED)

	Number of Common Shares Issued	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balance at December 31, 2021	31	$1,222	$6,056	$3,448	$(13)	$10,713
Net income after dividends on preferred stock	—	—	—	347	—	347
Capital contributions from parent company	—	—	626	—	—	626
Cash dividends on common stock	—	—	—	(254)	—	(254)
Balance at March 31, 2022	31	$1,222	$6,682	$3,541	$(13)	$11,432

Balance at December 31, 2022	31	$1,222	$6,710	$3,764	$(9)	$11,687
Net income after dividends on preferred stock	—	—	—	255	—	255
Capital contributions from parent company	—	—	330	—	—	330
Cash dividends on common stock	—	—	—	(285)	—	(285)
Balance at March 31, 2023	31	$1,222	$7,040	$3,734	$(9)	$11,987
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements

GEORGIA POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022
	(in millions)
Operating Revenues:
Retail revenues	$1,981	$2,017
Wholesale revenues	31	66
Other revenues	164	125
Total operating revenues	2,176	2,208
Operating Expenses:
Fuel	402	419
Purchased power, non-affiliates	123	150
Purchased power, affiliates	206	206
Other operations and maintenance	496	517
Depreciation and amortization	408	351
Taxes other than income taxes	131	125
Total operating expenses	1,766	1,768
Operating Income	410	440
Other Income and (Expense):
Allowance for equity funds used during construction	40	32
Interest expense, net of amounts capitalized	(146)	(107)
Other income (expense), net	45	50
Total other income and (expense)	(61)	(25)
Earnings Before Income Taxes	349	415
Income taxes	53	30
Net Income	$296	$385
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022
	(in millions)
Net Income	$296	$385
Other comprehensive income:
Qualifying hedges:
Changes in fair value, net of tax of $— and $3, respectively	(1)	9
Reclassification adjustment for amounts included in net income, net of tax of $— and $1, respectively	1	1
Total other comprehensive income	—	10
Comprehensive Income	$296	$395
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
GEORGIA POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022
	(in millions)
Operating Activities:
Net income	$296	$385
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	455	397
Deferred income taxes	57	(6)
Allowance for equity funds used during construction	(40)	(32)
Pension, postretirement, and other employee benefits	(64)	(63)
Settlement of asset retirement obligations	(54)	(41)
Storm damage accruals	8	53
Retail fuel cost under recovery – long-term	354	(84)
Other, net	(40)	(54)
Changes in certain current assets and liabilities —
-Receivables	(136)	—
-Fossil fuel stock	(107)	18
-Materials and supplies	(46)	(11)
-Other current assets	6	(20)
-Accounts payable	(293)	39
-Accrued taxes	(266)	(78)
-Accrued compensation	(85)	(79)
-Customer refunds	(103)	2
-Accrued interest	(23)	(43)
-Other current liabilities	28	(22)
Net cash provided from (used for) operating activities	(53)	361
Investing Activities:
Property additions	(1,042)	(749)
Nuclear decommissioning trust fund purchases	(169)	(221)
Nuclear decommissioning trust fund sales	164	217
Cost of removal, net of salvage	(64)	(140)
Change in construction payables, net of joint owner portion	(27)	14
Proceeds from dispositions	56	56
Other investing activities	(35)	14
Net cash used for investing activities	(1,117)	(809)
Financing Activities:
Increase in notes payable, net	465	410
Proceeds —
Revenue bonds	229	—
Short-term borrowings	100	450
Redemptions and repurchases —
Senior notes	—	(400)
FFB loan	(21)	(24)
Short-term borrowings	(200)	—
Capital contributions from parent company	750	445
Payment of common stock dividends	(464)	(423)
Other financing activities	(9)	(17)
Net cash provided from financing activities	850	441
Net Change in Cash, Cash Equivalents, and Restricted Cash	(320)	(7)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	480	33
Cash, Cash Equivalents, and Restricted Cash at End of Period	$160	$26
Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $21 and $16 capitalized for 2023 and 2022, respectively)	$159	$139
Noncash transactions —
Accrued property additions at end of period	548	459
Right-of-use assets obtained under operating leases	3	1
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
GEORGIA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Assets	At March 31, 2023	At December 31, 2022
	(in millions)
Current Assets:
Cash and cash equivalents	$—	$364
Receivables —
Customer accounts, net	597	735
Unbilled revenues	197	309
Under recovered fuel clause revenues	447	—
Joint owner accounts	100	128
Affiliated	59	53
Other accounts and notes	45	62
Fossil fuel stock	399	291
Materials and supplies	774	729
Regulatory assets – asset retirement obligations	166	158
Other regulatory assets	377	324
Other current assets	264	246
Total current assets	3,425	3,399
Property, Plant, and Equipment:
In service	42,465	41,879
Less: Accumulated provision for depreciation	13,383	13,115
Plant in service, net of depreciation	29,082	28,764
Nuclear fuel, at amortized cost	611	604
Construction work in progress	8,639	8,103
Total property, plant, and equipment	38,332	37,471
Other Property and Investments:
Nuclear decommissioning trusts, at fair value	1,075	1,018
Equity investments in unconsolidated subsidiaries	50	51
Miscellaneous property and investments	116	107
Total other property and investments	1,241	1,176
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	974	1,007
Deferred charges related to income taxes	592	583
Prepaid pension costs	771	738
Deferred under recovered fuel clause revenues	1,702	2,056
Regulatory assets – asset retirement obligations, deferred	3,635	3,671
Other regulatory assets, deferred	2,576	2,522
Other deferred charges and assets	489	540
Total deferred charges and other assets	10,739	11,117
Total Assets	$53,737	$53,163
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
GEORGIA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholder's Equity	At March 31, 2023	At December 31, 2022
	(in millions)
Current Liabilities:
Securities due within one year	$901	$901
Notes payable	1,965	1,600
Accounts payable —
Affiliated	606	928
Other	1,099	1,076
Customer deposits	251	252
Accrued taxes	222	508
Accrued interest	133	157
Accrued compensation	133	254
Operating lease obligations	154	151
Asset retirement obligations	308	295
Other regulatory liabilities	47	170
Other current liabilities	426	286
Total current liabilities	6,245	6,578
Long-term Debt	14,219	14,009
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	3,818	3,707
Deferred credits related to income taxes	2,220	2,244
Accumulated deferred ITCs	316	319
Employee benefit obligations	310	318
Operating lease obligations, deferred	840	851
Asset retirement obligations, deferred	5,820	5,739
Other deferred credits and liabilities	506	540
Total deferred credits and other liabilities	13,830	13,718
Total Liabilities	34,294	34,305
Common Stockholder's Equity (See accompanying statements)	19,443	18,858
Total Liabilities and Stockholder's Equity	$53,737	$53,163
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
GEORGIA POWER COMPANY
CONDENSED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY (UNAUDITED)

	Number of Common Shares Issued	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balance at December 31, 2021	9	$398	$14,153	$2,724	$(41)	$17,234
Net income	—	—	—	385	—	385
Capital contributions from parent company	—	—	443	—	—	443
Other comprehensive income	—	—	—	—	10	10
Cash dividends on common stock	—	—	—	(423)	—	(423)
Balance at March 31, 2022	9	$398	$14,596	$2,686	$(31)	$17,649

Balance at December 31, 2022	9	$398	$15,626	$2,846	$(12)	$18,858
Net income	—	—	—	296	—	296
Capital contributions from parent company	—	—	752	—	—	752
Cash dividends on common stock	—	—	—	(464)	—	(464)
Other	—	—	—	1	—	1
Balance at March 31, 2023	9	$398	$16,378	$2,679	$(12)	$19,443
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements

MISSISSIPPI POWER COMPANY
CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022
	(in millions)
Operating Revenues:
Retail revenues	$236	$217
Wholesale revenues, non-affiliates	68	68
Wholesale revenues, affiliates	75	42
Other revenues	11	8
Total operating revenues	390	335
Operating Expenses:
Fuel and purchased power	151	132
Other operations and maintenance	82	76
Depreciation and amortization	47	45
Taxes other than income taxes	32	29
Total operating expenses	312	282
Operating Income	78	53
Other Income and (Expense):
Interest expense, net of amounts capitalized	(16)	(13)
Other income (expense), net	9	10
Total other income and (expense)	(7)	(3)
Earnings Before Income Taxes	71	50
Income taxes	13	8
Net Income and Comprehensive Income	$58	$42
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
MISSISSIPPI POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022
	(in millions)
Operating Activities:
Net income	$58	$42
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	58	55
Settlement of asset retirement obligations	(3)	(5)
Other, net	(5)	17
Changes in certain current assets and liabilities —
-Receivables	73	(7)
-Retail fuel cost under recovery	(23)	(11)
-Other current assets	(1)	(11)
-Accounts payable	(74)	(9)
-Accrued taxes	(62)	(63)
-Accrued compensation	(17)	(18)
-Other current liabilities	(7)	(6)
Net cash used for operating activities	(3)	(16)
Investing Activities:
Property additions	(94)	(45)
Construction payables	(9)	(8)
Payments pursuant to LTSAs	(8)	(8)
Other investing activities	(6)	(7)
Net cash used for investing activities	(117)	(68)
Financing Activities:
Increase in notes payable, net	126	25
Capital contributions from parent company	—	50
Payment of common stock dividends	(46)	(43)
Other financing activities	(1)	—
Net cash provided from financing activities	79	32
Net Change in Cash, Cash Equivalents, and Restricted Cash	(41)	(52)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	59	61
Cash, Cash Equivalents, and Restricted Cash at End of Period	$18	$9
Supplemental Cash Flow Information:
Cash paid during the period for —
Interest	$25	$22
Noncash transactions —
Accrued property additions at end of period	13	17
Right-of-use assets obtained under operating leases	1	—
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
MISSISSIPPI POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Assets	At March 31, 2023	At December 31, 2022
	(in millions)
Current Assets:
Cash and cash equivalents	$18	$59
Receivables —
Customer accounts, net	69	47
Unbilled revenues	37	47
Affiliated	26	82
Other accounts and notes	29	35
Fossil fuel stock	51	44
Materials and supplies	80	80
Other regulatory assets	80	72
Other current assets	13	38
Total current assets	403	504
Property, Plant, and Equipment:
In service	5,319	5,254
Less: Accumulated provision for depreciation	1,723	1,689
Plant in service, net of depreciation	3,596	3,565
Construction work in progress	225	208
Total property, plant, and equipment	3,821	3,773
Other Property and Investments	165	167
Deferred Charges and Other Assets:
Deferred charges related to income taxes	29	30
Prepaid pension costs	114	109
Regulatory assets – asset retirement obligations	239	239
Other regulatory assets, deferred	253	249
Accumulated deferred income taxes	103	107
Other deferred charges and assets	89	94
Total deferred charges and other assets	827	828
Total Assets	$5,216	$5,272
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
MISSISSIPPI POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholder's Equity	At March 31, 2023	At December 31, 2022
	(in millions)
Current Liabilities:
Securities due within one year	$1	$1
Notes payable	126	—
Accounts payable —
Affiliated	69	121
Other	75	106
Accrued taxes	62	124
Accrued compensation	20	37
Asset retirement obligations	35	37
Other regulatory liabilities	25	43
Other current liabilities	81	85
Total current liabilities	494	554
Long-term Debt	1,544	1,544
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	470	466
Deferred credits related to income taxes	247	253
Employee benefit obligations	69	69
Asset retirement obligations, deferred	143	142
Other cost of removal obligations	196	196
Other regulatory liabilities, deferred	84	96
Other deferred credits and liabilities	26	21
Total deferred credits and other liabilities	1,235	1,243
Total Liabilities	3,273	3,341
Common Stockholder's Equity (See accompanying statements)	1,943	1,931
Total Liabilities and Stockholder's Equity	$5,216	$5,272
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
MISSISSIPPI POWER COMPANY
CONDENSED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY (UNAUDITED)

	Number of Common Shares Issued	Common Stock	Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total
	(in millions)
Balance at December 31, 2021	1	$38	$4,582	$(2,753)	$1,867
Net income	—	—	—	42	42
Capital contributions from parent company	—	—	51	—	51
Cash dividends on common stock	—	—	—	(43)	(43)
Balance at March 31, 2022	1	$38	$4,633	$(2,754)	$1,917

Balance at December 31, 2022	1	$38	$4,652	$(2,759)	$1,931
Net income	—	—	—	58	58
Cash dividends on common stock	—	—	—	(46)	(46)
Balance at March 31, 2023	1	$38	$4,652	$(2,747)	$1,943
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022
	(in millions)
Operating Revenues:
Wholesale revenues, non-affiliates	$362	$426
Wholesale revenues, affiliates	135	105
Other revenues	11	8
Total operating revenues	508	539
Operating Expenses:
Fuel	191	232
Purchased power	26	21
Other operations and maintenance	107	105
Depreciation and amortization	128	120
Taxes other than income taxes	13	13
Gain on dispositions, net	(20)	(2)
Total operating expenses	445	489
Operating Income	63	50
Other Income and (Expense):
Interest expense, net of amounts capitalized	(33)	(37)
Other income (expense), net	2	2
Total other income and (expense)	(31)	(35)
Earnings Before Income Taxes	32	15
Income taxes (benefit)	(7)	(12)
Net Income	39	27
Net loss attributable to noncontrolling interests	(63)	(45)
Net Income Attributable to Southern Power	$102	$72
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022
	(in millions)
Net Income	$39	$27
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $(3) and $(6), respectively	(8)	(17)
Reclassification adjustment for amounts included in net income, net of tax of $— and $7, respectively	1	22
Total other comprehensive income (loss)	(7)	5
Comprehensive Income	32	32
Comprehensive loss attributable to noncontrolling interests	(63)	(45)
Comprehensive Income Attributable to Southern Power	$95	$77
The accompanying notes as they relate to Southern Power are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022
	(in millions)
Operating Activities:
Net income	$39	$27
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	133	126
Deferred income taxes	3	12
Amortization of investment tax credits	(15)	(15)
Gain on dispositions, net	(20)	(2)
Other, net	(14)	(3)
Changes in certain current assets and liabilities —
-Receivables	120	11
-Prepaid income taxes	15	(8)
-Other current assets	(13)	—
-Accounts payable	(92)	(21)
-Accrued compensation	(13)	(13)
-Other current liabilities	(8)	3
Net cash provided from operating activities	135	117
Investing Activities:
Property additions	(11)	(19)
Proceeds from dispositions	46	29
Change in construction payables	(15)	(31)
Payments pursuant to LTSAs	(16)	(15)
Other investing activities	—	(1)
Net cash provided from (used for) investing activities	4	(37)
Financing Activities:
Decrease in notes payable, net	(59)	(3)
Capital contributions from noncontrolling interests	21	73
Distributions to noncontrolling interests	(48)	(97)
Payment of common stock dividends	(63)	(49)
Other financing activities	3	—
Net cash used for financing activities	(146)	(76)
Net Change in Cash, Cash Equivalents, and Restricted Cash	(7)	4
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	133	135
Cash, Cash Equivalents, and Restricted Cash at End of Period	$126	$139
Supplemental Cash Flow Information:
Cash paid (received) during the period for —
Interest	$30	$29
Income taxes, net	(9)	(8)
Noncash transactions —
Accrued property additions at end of period	12	46
Reassessment of right-of-use assets under operating leases	—	40
The accompanying notes as they relate to Southern Power are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Assets	At March 31, 2023	At December 31, 2022
	(in millions)
Current Assets:
Cash and cash equivalents	$123	$131
Receivables —
Customer accounts, net	133	226
Affiliated	39	51
Other	71	70
Materials and supplies	85	88
Prepaid income taxes	291	5
Other current assets	59	50
Total current assets	801	621
Property, Plant, and Equipment:
In service	14,635	14,658
Less: Accumulated provision for depreciation	3,760	3,661
Plant in service, net of depreciation	10,875	10,997
Construction work in progress	43	41
Total property, plant, and equipment	10,918	11,038
Other Property and Investments:
Intangible assets, net of amortization of $134 and $129, respectively	258	263
Equity investments in unconsolidated subsidiaries	—	49
Net investment in sales-type leases	152	154
Total other property and investments	410	466
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	487	489
Prepaid LTSAs	208	193
Other deferred charges and assets	310	274
Total deferred charges and other assets	1,005	956
Total Assets	$13,134	$13,081
The accompanying notes as they relate to Southern Power are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholders' Equity	At March 31, 2023	At December 31, 2022
	(in millions)
Current Liabilities:
Securities due within one year	$291	$290
Notes payable	165	225
Accounts payable —
Affiliated	71	139
Other	31	67
Accrued taxes	22	24
Accrued interest	27	28
Other current liabilities	90	111
Total current liabilities	697	884
Long-term Debt	2,700	2,689
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	581	279
Accumulated deferred ITCs	1,541	1,556
Operating lease obligations	510	514
Other deferred credits and liabilities	247	243
Total deferred credits and other liabilities	2,879	2,592
Total Liabilities	6,276	6,165
Total Stockholders' Equity (See accompanying statements)	6,858	6,916
Total Liabilities and Stockholders' Equity	$13,134	$13,081
The accompanying notes as they relate to Southern Power are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Common Stockholders' Equity	Noncontrolling Interests	Total
	(in millions)
Balance at December 31, 2021	$638	$1,585	$(27)	$2,196	$4,402	$6,598
Net income (loss)	—	72	—	72	(45)	27
Other comprehensive income	—	—	5	5	—	5
Cash dividends on common stock	—	(49)	—	(49)	—	(49)
Capital contributions from noncontrolling interests	—	—	—	—	73	73
Distributions to noncontrolling interests	—	—	—	—	(98)	(98)
Balance at March 31, 2022	$638	$1,608	$(22)	$2,224	$4,332	$6,556

Balance at December 31, 2022	$1,069	$1,741	$(18)	$2,792	$4,124	$6,916
Net income (loss)	—	102	—	102	(63)	39
Other comprehensive income (loss)	—	—	(7)	(7)	—	(7)
Cash dividends on common stock	—	(63)	—	(63)	—	(63)
Capital contributions from noncontrolling interests	—	—	—	—	21	21
Distributions to noncontrolling interests	—	—	—	—	(48)	(48)
Balance at March 31, 2023	$1,069	$1,780	$(25)	$2,824	$4,034	$6,858
The accompanying notes as they relate to Southern Power are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022
	(in millions)
Operating Revenues:
Natural gas revenues (includes revenue taxes of $66 and $71, respectively)	$1,875	$2,058
Total operating revenues	1,875	2,058
Operating Expenses:
Cost of natural gas	898	1,095
Other operations and maintenance	305	305
Depreciation and amortization	141	137
Taxes other than income taxes	102	100
Total operating expenses	1,446	1,637
Operating Income	429	421
Other Income and (Expense):
Earnings from equity method investments	45	40
Interest expense, net of amounts capitalized	(76)	(61)
Other income (expense), net	14	16
Total other income and (expense)	(17)	(5)
Earnings Before Income Taxes	412	416
Income taxes	103	97
Net Income	$309	$319
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022
	(in millions)
Net Income	$309	$319
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $(10) and $10, respectively	(24)	26
Reclassification adjustment for amounts included in net income, net of tax of $6 and $(2), respectively	14	(6)
Total other comprehensive income (loss)	(10)	20
Comprehensive Income	$299	$339
The accompanying notes as they relate to Southern Company Gas are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022
	(in millions)
Operating Activities:
Net income	$309	$319
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	141	137
Deferred income taxes	27	5
Mark-to-market adjustments	13	(38)
Natural gas cost under recovery – long-term	—	162
Other, net	(15)	41
Changes in certain current assets and liabilities —
-Receivables	266	(115)
-Natural gas for sale, net of temporary LIFO liquidation	267	450
-Prepaid income taxes	33	34
-Other current assets	90	(1)
-Accounts payable	(303)	(23)
-Accrued taxes	36	54
-Natural gas cost over recovery	117	—
-Other current liabilities	(3)	(1)
Net cash provided from operating activities	978	1,024
Investing Activities:
Property additions	(299)	(247)
Cost of removal, net of salvage	(24)	(20)
Change in construction payables, net	(53)	(5)
Other investing activities	(3)	1
Net cash used for investing activities	(379)	(271)
Financing Activities:
Decrease in notes payable, net	(448)	(577)
Redemptions — Short-term borrowings	(200)	(100)
Capital contributions from parent company	192	39
Payment of common stock dividends	(146)	(130)
Other financing activities	9	—
Net cash used for financing activities	(593)	(768)
Net Change in Cash, Cash Equivalents, and Restricted Cash	6	(15)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	83	48
Cash, Cash Equivalents, and Restricted Cash at End of Period	$89	$33
Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $4 and $2 capitalized for 2023 and 2022, respectively)	$76	$55
Noncash transactions — Accrued property additions at end of period	124	107
The accompanying notes as they relate to Southern Company Gas are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Assets	At March 31, 2023	At December 31, 2022
	(in millions)
Current Assets:
Cash and cash equivalents	$88	$81
Receivables —
Customer accounts	586	616
Unbilled revenues	218	453
Other accounts and notes	73	76
Accumulated provision for uncollectible accounts	(58)	(50)
Natural gas for sale	216	438
Prepaid expenses	74	93
Natural gas cost under recovery	—	108
Other regulatory assets	126	119
Other current assets	118	104
Total current assets	1,441	2,038
Property, Plant, and Equipment:
In service	19,918	19,723
Less: Accumulated depreciation	5,350	5,276
Plant in service, net of depreciation	14,568	14,447
Construction work in progress	996	909
Total property, plant, and equipment	15,564	15,356
Other Property and Investments:
Goodwill	5,015	5,015
Equity investments in unconsolidated subsidiaries	1,282	1,276
Other intangible assets, net of amortization of $159 and $156, respectively	23	26
Miscellaneous property and investments	29	28
Total other property and investments	6,349	6,345
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	55	57
Prepaid pension costs	190	183
Other regulatory assets, deferred	478	497
Other deferred charges and assets	145	145
Total deferred charges and other assets	868	882
Total Assets	$24,222	$24,621
The accompanying notes as they relate to Southern Company Gas are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholder's Equity	At March 31, 2023	At December 31, 2022
	(in millions)
Current Liabilities:
Securities due within one year	$401	$400
Notes payable	120	768
Accounts payable —
Affiliated	91	104
Other	361	701
Customer deposits	99	125
Accrued taxes	113	77
Accrued interest	69	67
Accrued compensation	68	105
Temporary LIFO liquidation	45	—
Natural gas cost over recovery	117	—
Other regulatory liabilities	104	36
Other current liabilities	208	187
Total current liabilities	1,796	2,570
Long-term Debt	7,055	7,042
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	1,583	1,560
Deferred credits related to income taxes	781	788
Employee benefit obligations	112	120
Operating lease obligations	50	51
Other cost of removal obligations	1,725	1,707
Accrued environmental remediation	200	207
Other deferred credits and liabilities	167	179
Total deferred credits and other liabilities	4,618	4,612
Total Liabilities	13,469	14,224
Common Stockholder's Equity (See accompanying statements)	10,753	10,397
Total Liabilities and Stockholder's Equity	$24,222	$24,621
The accompanying notes as they relate to Southern Company Gas are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (UNAUDITED)

	Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balance at December 31, 2021	$10,024	$(132)	$24	$9,916
Net income	—	319	—	319
Capital contributions from parent company	50	—	—	50
Other comprehensive income	—	—	20	20
Cash dividends on common stock	—	(130)	—	(130)
Balance at March 31, 2022	$10,074	$57	$44	$10,175

Balance at December 31, 2022	$10,445	$(79)	$31	$10,397
Net income	—	309	—	309
Capital contributions from parent company	203	—	—	203
Other comprehensive income (loss)	—	—	(10)	(10)
Cash dividends on common stock	—	(146)	—	(146)
Other	1	(1)	—	—
Balance at March 31, 2023	$10,649	$83	$21	$10,753
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

Registrant	Applicable Notes
Southern Company	A, B, C, D, E, F, G, H, I, J, K
Alabama Power	A, B, C, D, F, G, H, I, J
Georgia Power	A, B, C, D, F, G, H, I, J
Mississippi Power	A, B, C, D, F, G, H, I, J
Southern Power	A, C, D, E, F, G, H, I, J
Southern Company Gas	A, B, C, D, E, F, G, H, I, J, K

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(A) INTRODUCTION
The condensed quarterly financial statements of each Registrant included herein have been prepared by such Registrant, without audit, pursuant to the rules and regulations of the SEC. The Condensed Balance Sheets at December 31, 2022 have been derived from the audited financial statements of each Registrant. In the opinion of each Registrant's management, the information regarding such Registrant furnished herein reflects all adjustments, which, except as otherwise disclosed, are of a normal recurring nature, necessary to present fairly the results of operations for the periods ended March 31, 2023 and 2022. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although each Registrant believes that the disclosures regarding such Registrant are adequate to make the information presented not misleading. Disclosures which would substantially duplicate the disclosures in the Form 10-K and details which have not changed significantly in amount or composition since the filing of the Form 10-K are generally omitted from this Quarterly Report on Form 10-Q unless specifically required by GAAP. Therefore, these Condensed Financial Statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K. Due to the seasonal variations in the demand for energy and other factors, operating results for the periods presented are not necessarily indicative of the operating results to be expected for the full year.
Certain prior year data presented in the financial statements have been reclassified to conform to the current year presentation. These reclassifications had no impact on the overall results of operations, financial position, or cash flows of any Registrant.
Goodwill and Other Intangible Assets
Goodwill at March 31, 2023 and December 31, 2022 was as follows:

Goodwill
(in millions)
Southern Company	$5,161
Southern Company Gas:
Gas distribution operations	$4,034
Gas marketing services	981
Southern Company Gas total	$5,015
Goodwill is not amortized, but is subject to an annual impairment test during the fourth quarter of each year, or more frequently if impairment indicators arise.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Other intangible assets were as follows:

	At March 31, 2023			At December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Other Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Other Intangible Assets, Net
	(in millions)			(in millions)
Southern Company
Subject to amortization:
Customer relationships	$212	$(164)	$48	$212	$(162)	$50
Trade names	64	(47)	17	64	(44)	20
PPA fair value adjustments	390	(134)	256	390	(129)	261
Other	6	(5)	1	5	(5)	—
Total subject to amortization	$672	$(350)	$322	$671	$(340)	$331
Not subject to amortization:
FCC licenses	75	—	75	75	—	75
Total other intangible assets	$747	$(350)	$397	$746	$(340)	$406

Southern Power(*)
PPA fair value adjustments	$390	$(134)	$256	$390	$(129)	$261

Southern Company Gas(*)
Gas marketing services
Customer relationships	$156	$(140)	$16	$156	$(139)	$17
Trade names	26	(19)	7	26	(17)	9
Total other intangible assets	$182	$(159)	$23	$182	$(156)	$26
(*) All subject to amortization.
Amortization associated with other intangible assets was as follows:

	Three Months Ended
	March 31, 2023	March 31, 2022
	(in millions)
Southern Company(a)	$10	$10
Southern Power(b)	5	5
Southern Company Gas	3	3
(a)Includes $5 million recorded as a reduction to operating revenues for both periods presented.
(b)Recorded as a reduction to operating revenues.
Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed balance sheets that total to the amount shown in the condensed statements of cash flows for the applicable Registrants:

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Southern Company	Georgia Power	Southern Power	Southern Company Gas
	(in millions)
At March 31, 2023
Cash and cash equivalents	$1,053	$—	$123	$88
Restricted cash(a):
Other current assets	117	115	—	2
Other deferred charges and assets	47	45	3	—
Total cash, cash equivalents, and restricted cash(b)	$1,217	$160	$126	$89

At December 31, 2022
Cash and cash equivalents	$1,917	$364	$131	$81
Restricted cash(a):
Other current assets	62	60	—	2
Other deferred charges and assets	58	56	3	—
Total cash, cash equivalents, and restricted cash(b)	$2,037	$480	$133	$83
(a)For Georgia Power, reflects $116 million at both March 31, 2023 and December 31, 2022 related to proceeds from the issuance of solid waste disposal facility revenue bonds in 2022 and $44 million at March 31, 2023 related to funds from a Georgia Housing and Finance Authority (GHFA) rental assistance program used to offset qualifying customers' past due balances, which expired on March 31, 2023 and will be returned to the GHFA. For Southern Power, reflects $3 million at both March 31, 2023 and December 31, 2022 held to fund estimated construction completion costs at the Deuel Harvest wind facility. For Southern Company Gas, reflects collateral for workers' compensation, life insurance, and long-term disability insurance.
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
Southern Company Gas recorded no material adjustments to natural gas inventories for either period presented. Nicor Gas' inventory decrement at March 31, 2023 is expected to be restored prior to year-end.
Storm Damage Reserves
See Note 1 to the financial statements in Item 8 of the Form 10-K under "Storm Damage and Reliability Reserves" for additional information.
Storm damage reserve activity for the traditional electric operating companies during the three months ended March 31, 2023 was as follows:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power
	(in millions)
Balance at December 31, 2022	$216	$97	$83	$36
Accrual	13	3	8	2
Weather-related damages	(43)	(12)	(31)	—
Balance at March 31, 2023	$186	$88	$60	$38

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Asset Retirement Obligations
See Note 6 to the financial statements in Item 8 of the Form 10-K for additional information.
Following initial criticality on March 6, 2023, Georgia Power recorded AROs of approximately $90 million related to Plant Vogtle Unit 3. See Note (B) under "Georgia Power – Nuclear Construction" for additional information on construction and start-up of Plant Vogtle Units 3 and 4.
(B) REGULATORY MATTERS
See Note 2 to the financial statements in Item 8 of the Form 10-K for additional information relating to regulatory matters.
The recovery balances for certain retail regulatory clauses of the traditional electric operating companies and Southern Company Gas at March 31, 2023 and December 31, 2022 were as follows:

Regulatory Clause	Balance Sheet Line Item	March 31, 2023	December 31, 2022
		(in millions)
Alabama Power
Rate CNP Compliance	Other regulatory assets, current	$23	$47
	Other regulatory assets, deferred	18	—
Rate CNP PPA	Other regulatory assets, current	17	18
	Other regulatory assets, deferred	100	102
Retail Energy Cost Recovery	Other regulatory assets, current	101	102
	Other regulatory assets, deferred	420	520
Georgia Power
Fuel Cost Recovery(*)	Receivables – under recovered fuel clause revenues	$447	$—
	Deferred under recovered fuel clause revenues	1,702	2,056
Mississippi Power
Fuel Cost Recovery	Receivables – customer accounts, net	$25	$1
Ad Valorem Tax	Other regulatory assets, current	9	12
	Other regulatory assets, deferred	19	19
Southern Company Gas
Natural Gas Cost Recovery	Natural gas cost under recovery	$—	$108
	Natural gas cost over recovery	117	—
(*)See "Georgia Power – Fuel Cost Recovery" herein for additional information.
Alabama Power
Certificates of Convenience and Necessity
In 2020, the Alabama PSC approved a certificate of convenience and necessity authorizing Alabama Power's construction of Plant Barry Unit 8 and the recovery of estimated actual in-service costs of $652 million. At March 31, 2023, project expenditures associated with Plant Barry Unit 8 totaled approximately $541 million, of which $536 million and $5 million was included in CWIP and property, plant, and equipment in service, respectively. The unit is expected to be placed in service in November 2023. The ultimate outcome of this matter cannot be determined at this time.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Rate CNP New Plant
On March 24, 2023, Alabama Power filed Rate CNP New Plant with the Alabama PSC to recover costs associated with the acquisition of the Central Alabama Generating Station. The filing reflected an annual increase in retail revenues of $78 million effective with June 2023 billings. Through May 2023, Alabama Power expects to recover substantially all costs associated with the Central Alabama Generating Station through Rate RSE, offset by revenues from a power sales agreement. See Note 15 to the financial statements under "Alabama Power" in Item 8 of the Form 10-K for additional information.
Renewable Generation Certificate
Through the issuance of a Renewable Generation Certificate (RGC), Alabama Power is authorized by the Alabama PSC to procure up to 500 MWs of renewable capacity and energy by September 16, 2027 and to market the related energy and environmental attributes to customers and other third parties. On April 4, 2023, the Alabama PSC approved two new solar PPAs totaling 160 MWs. Alabama Power has procured solar capacity totaling approximately 490 MWs under the RGC.
Georgia Power
Fuel Cost Recovery
On February 28, 2023, Georgia Power filed a request with the Georgia PSC to increase fuel rates. On April 13, 2023, Georgia Power and the staff of the Georgia PSC reached a stipulated agreement that includes the following terms: (i) Georgia Power would update fuel rates from the original request for revised fuel costs and to reflect a three-year recovery period, starting June 1, 2023, for $2.2 billion of the under recovered fuel balance and (ii) Georgia Power would be required to file its next fuel case no later than February 28, 2026. On April 24, 2023, Georgia Power filed an updated request reflecting a 54% increase in fuel rates effective June 1, 2023, which is expected to increase annual billings by approximately $1.1 billion and includes recovery of the under recovered fuel balance described above. Changes in fuel rates have no significant effect on Georgia Power's net income but do impact the related operating cash flows. Georgia Power expects the Georgia PSC to make a final decision on this matter on May 16, 2023. The ultimate outcome of this matter cannot be determined at this time.
Integrated Resource Plans
In August 2022, Restore Chattooga Gorge Coalition (RCG) filed a petition in the Superior Court of Fulton County, Georgia against Georgia Power and the Georgia PSC. The petition challenges Georgia Power's plan to expend $115 million to modernize Plant Tugalo, as approved in the 2019 IRP, and seeks judicial review of the Georgia PSC's order in the 2022 IRP proceeding with respect to the denial of RCG's challenge to the modernization plan. In November 2022, Georgia Power and the Georgia PSC both filed motions to dismiss the RCG petition. The ultimate outcome of this matter cannot be determined at this time.
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
Cost and Schedule
Georgia Power's approximate proportionate share of the remaining estimated capital cost to complete Plant Vogtle Units 3 and 4, including contingency, through the end of the second quarter 2023 and the first quarter 2024, respectively, is as follows:

(in millions)
Base project capital cost forecast(a)(b)	$10,553
Construction contingency estimate	40
Total project capital cost forecast(a)(b)	10,593
Net investment at March 31, 2023(b)	(9,747)
Remaining estimate to complete	$846
(a)Includes approximately $610 million of costs that are not shared with the other Vogtle Owners, including $33 million of construction monitoring costs approved for recovery by the Georgia PSC in its nineteenth VCM order, and approximately $407 million of incremental costs under the cost-sharing and tender provisions of the joint ownership agreements described below. Excludes financing costs expected to be capitalized through AFUDC of approximately $418 million, of which $334 million had been accrued through March 31, 2023.
(b)Net of $1.7 billion received from Toshiba under the Guarantee Settlement Agreement and approximately $188 million in related customer refunds.
Georgia Power estimates that its financing costs for construction of Plant Vogtle Units 3 and 4 will total approximately $3.5 billion, of which $3.3 billion had been incurred through March 31, 2023.
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
Since March 2020, the number of active COVID-19 cases at the site has fluctuated consistent with the surrounding area and impacted productivity levels and pace of activity completion, with the site experiencing peaks in the number of active cases in January 2021, August 2021, and January 2022. Georgia Power estimates the productivity impacts of the COVID-19 pandemic have consumed approximately three to four months of schedule margin previously embedded in the site work plans. As of March 31, 2023, Georgia Power's proportionate share of the estimated incremental cost associated with COVID-19 mitigation actions and impacts on construction productivity is estimated to be between $160 million and $200 million and is included in the total project capital cost forecast. Future COVID-19 variants could further disrupt or delay construction and testing activities.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
On March 6, 2023, Unit 3 achieved self-sustaining nuclear fission, commonly referred to as initial criticality, and, on April 1, 2023, the generator successfully synchronized to the power grid and generated electricity for the first time. Operators continue to perform tests at various power levels to help ensure the reactor performs as designed, and Southern Nuclear continues to remediate various equipment and component issues as they are identified. Based on the expected duration of start-up testing, Unit 3 is projected to be placed in service during May or June 2023. Hot functional testing for Unit 4 commenced on March 20, 2023, with fuel load projected to occur in the third quarter 2023. Unit 4 is projected to be placed in service during late fourth quarter 2023 or the first quarter 2024.
During the first quarter 2023, established construction contingency totaling $20 million was assigned to the base capital cost forecast for costs primarily associated with additional craft and support resources.
The projected schedule for Unit 3 primarily depends on the progression of pre-operational testing and start-up, which may be impacted by further equipment, component, and/or other operational challenges. The projected schedule for Unit 4 primarily depends on potential impacts arising from Unit 4 testing activities overlapping with Unit 3 start-up and commissioning; maintaining overall construction productivity and production levels, particularly in subcontractor scopes of work; and maintaining appropriate levels of craft laborers. As Unit 4 completes construction and transitions further into testing, ongoing and potential future challenges include the duration of hot functional testing; the timeframe and duration of other testing; the pace and quality of remaining commodities installation; the completion of documentation to support ITAAC submittals; the pace of remaining work package closures and system turnovers; and the availability of craft, supervisory, and technical support resources. Ongoing or future challenges for both units also include management of contractors and vendors; subcontractor performance; and/or related cost escalation. New challenges also may continue to arise, as Unit 3 completes start-up and commissioning and Unit 4 moves further into testing and start-up, which may result in required engineering changes or remediation related to plant systems, structures, or components (some of which are based on new technology that only within the last few years began initial operation in the global nuclear industry at this scale). These challenges may result in further schedule delays and/or cost increases.
There have been technical and procedural challenges to the construction and licensing of Plant Vogtle Units 3 and 4 at the federal and state level and additional challenges may arise. Processes are in place that are designed to ensure compliance with the requirements specified in the Westinghouse Design Control Document and the combined construction and operating licenses, including inspections by Southern Nuclear and the NRC that occur throughout construction. With the receipt of the NRC's 103(g) finding in August 2022, Unit 3 is now subject to the NRC's operating reactor oversight process and must meet applicable technical and operational requirements contained in its operating license. Various design and other licensing-based compliance matters, including the timely submittal by Southern Nuclear of the ITAAC documentation and the related reviews and approvals by the NRC necessary to support NRC authorization to load fuel for Unit 4, may arise, which may result in additional license amendment requests or require other resolution. If any license amendment requests or other licensing-based compliance issues, including inspections and ITAACs for Unit 4, are not resolved in a timely manner, there may be delays in the project schedule that could result in increased costs.
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
In addition, pursuant to the Global Amendments, the holders of at least 90% of the ownership interests in Plant Vogtle Units 3 and 4 must vote to continue construction if certain adverse events (Project Adverse Events) occur, including, among other events: (i) the bankruptcy of Toshiba; (ii) the termination or rejection in bankruptcy of certain agreements, including the Vogtle Services Agreement, the Bechtel Agreement, or the agency agreement with

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Southern Nuclear; (iii) Georgia Power's public announcement of its intention not to submit for rate recovery any portion of its investment in Plant Vogtle Units 3 and 4 or the Georgia PSC determines that any of Georgia Power's costs relating to the construction of Plant Vogtle Units 3 and 4 will not be recovered in retail rates, excluding any additional amounts paid by Georgia Power on behalf of the other Vogtle Owners pursuant to the Global Amendments described above and the first 6% of costs during any six-month VCM reporting period that are disallowed by the Georgia PSC for recovery, or for which Georgia Power elects not to seek cost recovery, through retail rates; and (iv) an incremental extension of one year or more from the seventeenth VCM report estimated in-service dates of November 2021 and November 2022 for Units 3 and 4, respectively. The schedule extension announced in February 2022 triggered the requirement for a vote to continue construction and all the Vogtle Owners voted to continue construction.
Georgia Power and the other Vogtle Owners do not agree on either the starting dollar amount for the determination of cost increases subject to the cost-sharing and tender provisions of the Global Amendments or the extent to which COVID-19-related costs impact those provisions. The other Vogtle Owners notified Georgia Power that they believe the project capital cost forecast approved by the Vogtle Owners in February 2022 triggered the tender provisions. In June 2022 and July 2022, OPC and Dalton, respectively, notified Georgia Power of their purported exercises of their tender options. Georgia Power did not accept these purported tender exercises.
In June 2022, OPC and MEAG Power each filed a separate lawsuit against Georgia Power in the Superior Court of Fulton County, Georgia seeking a declaratory judgment that the starting dollar amount is $17.1 billion and that the cost-sharing and tender provisions had been triggered. The lawsuits also assert other claims, including breach of contract allegations, and seek, among other remedies, damages and injunctive relief requiring Georgia Power to track and allocate construction costs consistent with MEAG Power's and OPC's interpretations of the Global Amendments. In July 2022, Georgia Power filed its answers in the lawsuits filed by MEAG Power and OPC and included counterclaims seeking a declaratory judgment that the starting dollar amount is $18.38 billion and that costs related to force majeure events are excluded prior to calculating the cost-sharing and tender provisions and when calculating Georgia Power's related financial obligations. In September 2022, Dalton filed complaints in each of these lawsuits. Also in September 2022, Georgia Power and MEAG Power reached an agreement to resolve their dispute regarding the proper interpretation of the cost-sharing and tender provisions of the Global Amendments. Under the terms of the agreement, among other items, (i) MEAG Power will not exercise its tender option and will retain its full ownership interest in Plant Vogtle Units 3 and 4; (ii) Georgia Power will reimburse a portion of MEAG Power's costs of construction for Plant Vogtle Units 3 and 4 as such costs are incurred and with no further adjustment for force majeure costs, which payments will total approximately $92 million based on the current project capital cost forecast; and (iii) Georgia Power will reimburse 20% of MEAG Power's costs of construction with respect to any amounts over the current project capital cost forecast, with no further adjustment for force majeure costs. In addition, MEAG Power agreed to vote to continue construction upon occurrence of a Project Adverse Event unless the commercial operation date of either of Plant Vogtle Unit 3 or Unit 4 is not projected to occur by December 31, 2025. In October 2022, MEAG Power and Georgia Power filed a notice of settlement and voluntary dismissal of their pending litigation, including Georgia Power's counterclaim, and Dalton dismissed its related complaint.
Georgia Power recorded pre-tax charges to income through the fourth quarter 2022 of $407 million ($304 million after tax) associated with the cost-sharing and tender provisions of the Global Amendments, including the settlement with MEAG Power. This total is included in the total project capital cost forecast and will not be recovered from retail customers. The settlement with MEAG Power does not resolve the separate pending litigation with OPC, including Dalton's associated complaint, described above. Georgia Power may be required to record further pre-tax charges to income of up to approximately $345 million associated with the cost-sharing and tender provisions of the Global Amendments for OPC and Dalton based on the current project capital cost forecast.
Georgia Power's ownership interest in Plant Vogtle Units 3 and 4 continues to be 45.7%. Georgia Power believes the increases in the total project capital cost forecast through December 31, 2022 triggered the tender provisions, but Georgia Power disagrees with OPC and Dalton on the tender provisions trigger date. Valid notices of tender from OPC and Dalton would require Georgia Power to pay 100% of their respective remaining shares of the costs

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
necessary to complete Plant Vogtle Units 3 and 4. Georgia Power's incremental ownership interest will be calculated and conveyed to Georgia Power after Plant Vogtle Units 3 and 4 are placed in service.
The ultimate outcome of these matters cannot be determined at this time.
Regulatory Matters
In 2009, the Georgia PSC voted to certify construction of Plant Vogtle Units 3 and 4 with a certified capital cost of $4.418 billion. In addition, in 2009 the Georgia PSC approved inclusion of the Plant Vogtle Units 3 and 4 related CWIP accounts in rate base, and the State of Georgia enacted the Georgia Nuclear Energy Financing Act, which allows Georgia Power to recover financing costs for Plant Vogtle Units 3 and 4. Financing costs are recovered on all applicable certified costs through annual adjustments to the NCCR tariff up to the certified capital cost of $4.418 billion. At March 31, 2023, Georgia Power had recovered approximately $2.9 billion of financing costs. Financing costs related to capital costs above $4.418 billion are being recognized through AFUDC and are expected to be recovered through retail rates over the life of Plant Vogtle Units 3 and 4; however, Georgia Power is not recording AFUDC related to any capital costs in excess of the total deemed reasonable by the Georgia PSC (currently $7.3 billion) and not requested for rate recovery. In December 2022, the Georgia PSC approved Georgia Power's filing to increase the NCCR tariff by $36 million annually, effective January 1, 2023.
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
In 2016, the Georgia PSC voted to approve a settlement agreement (Vogtle Cost Settlement Agreement) resolving certain prudency matters in connection with the fifteenth VCM report. In December 2017, the Georgia PSC voted to approve (and issued its related order on January 11, 2018) Georgia Power's seventeenth VCM report and modified the Vogtle Cost Settlement Agreement. The Vogtle Cost Settlement Agreement, as modified by the January 11, 2018 order, resolved the following regulatory matters related to Plant Vogtle Units 3 and 4: (i) none of the $3.3 billion of costs incurred through December 31, 2015 and reflected in the fourteenth VCM report should be disallowed from rate base on the basis of imprudence; (ii) the Contractor Settlement Agreement was reasonable and prudent and none of the $0.3 billion paid pursuant to the Contractor Settlement Agreement should be disallowed from rate base on the basis of imprudence; (iii) (a) capital costs incurred up to $5.68 billion would be presumed to be reasonable and prudent with the burden of proof on any party challenging such costs, (b) Georgia Power would have the burden to show that any capital costs above $5.68 billion were prudent, and (c) a revised capital cost forecast of $7.3 billion (after reflecting the impact of payments received under the Guarantee Settlement Agreement and related customer refunds) was found reasonable; (iv) construction of Plant Vogtle Units 3 and 4 should be completed, with Southern Nuclear serving as project manager and Bechtel as primary contractor; (v) approved and deemed reasonable Georgia Power's revised schedule placing Plant Vogtle Units 3 and 4 in service in November 2021 and November 2022, respectively; (vi) confirmed that the revised cost forecast does not represent a cost cap and that a prudence proceeding on cost recovery will occur following Unit 4 fuel load, consistent with applicable Georgia law; (vii) reduced the ROE used to calculate the NCCR tariff (a) from 10.95% (the ROE rate setting point authorized by the Georgia PSC at that time) to 10.00% effective January 1, 2016, (b) from 10.00% to 8.30%, effective January 1, 2020, and (c) from 8.30% to 5.30%, effective January 1, 2021 (provided that the ROE in no case will be less than Georgia Power's average cost of long-term debt); (viii) reduced the ROE used for AFUDC equity for Plant Vogtle Units 3 and 4 from 10.00% to Georgia Power's average cost of long-term debt, effective January 1, 2018; and (ix) agreed that effective the first month after Unit 3 reaches commercial operation, retail base rates would be adjusted to include the costs related to Unit 3 and common facilities deemed prudent in the Vogtle Cost Settlement Agreement (see Note 2 to the financial statements under "Georgia Power – Plant Vogtle Unit 3 and Common Facilities Rate Proceeding" in Item 8 of the Form 10-K for additional information). The January 11, 2018 order also stated that if Plant Vogtle Units 3 and 4 are not commercially operational by June 1, 2021 and June 1, 2022, respectively, the ROE used to calculate the NCCR tariff will be further reduced by 10 basis points each month

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
(but not lower than Georgia Power's average cost of long-term debt) until the respective Unit is commercially operational. The ROE reductions negatively impacted earnings by approximately $300 million in 2022 and are estimated to have negative earnings impacts of approximately $270 million in 2023 and $60 million in 2024. In its January 11, 2018 order, the Georgia PSC also stated if other conditions change and assumptions upon which Georgia Power's seventeenth VCM report are based do not materialize, the Georgia PSC reserved the right to reconsider the decision to continue construction.
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
The Georgia PSC has approved 25 VCM reports covering periods through June 30, 2021. These reports reflect total construction capital costs incurred of $7.9 billion (net of $1.7 billion of payments received under the Guarantee Settlement Agreement and approximately $188 million in related customer refunds), of which the Georgia PSC has verified and approved $7.3 billion as described above. The Georgia PSC also has reviewed two additional VCM reports, which reflected $1.1 billion of additional construction capital costs incurred through June 30, 2022. Georgia Power filed its twenty-eighth VCM report with the Georgia PSC on February 16, 2023, which reflected the revised capital cost forecast described above and $461 million of construction capital costs incurred from July 1, 2022 through December 31, 2022.
The ultimate outcome of these matters cannot be determined at this time.
Mississippi Power
Performance Evaluation Plan
On March 15, 2023, Mississippi Power submitted its annual retail PEP filing for 2023 to the Mississippi PSC indicating no change in retail rates. The ultimate outcome of this matter cannot be determined at this time.
Ad Valorem Tax Adjustment
On March 31, 2023, Mississippi Power submitted its annual ad valorem tax adjustment filing for 2023, which requested a $7 million annual decrease in revenues. The ultimate outcome of this matter cannot be determined at this time.
Environmental Compliance Overview Plan
On April 4, 2023, the Mississippi PSC approved Mississippi Power's annual ECO Plan filing, resulting in a $3 million annual increase in revenues effective with the first billing cycle of May 2023.
System Restoration Rider
On April 4, 2023, the Mississippi PSC approved Mississippi Power's annual SRR filing, which indicated no change in retail rates. Mississippi Power's minimum annual SRR accrual was increased from $8 million to $12 million.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Southern Company Gas
Infrastructure Replacement Programs and Capital Projects
Capital expenditures incurred under specific infrastructure replacement programs and capital projects during the first three months of 2023 were as follows:

Utility	Program	Three Months Ended March 31, 2023
		(in millions)
Nicor Gas	Investing in Illinois	$62
Virginia Natural Gas	SAVE	20
Atlanta Gas Light	System Reinforcement Rider	32
Chattanooga Gas	Pipeline Replacement Program	1
Total		$115
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
Alabama Power
In September 2022, Mobile Baykeeper filed a citizen suit in the U.S. District Court for the Southern District of Alabama alleging that Alabama Power's plan to close the Plant Barry ash pond utilizing a closure-in-place methodology violates the Resource Conservation and Recovery Act (RCRA) and regulations governing CCR. Among other relief requested, Mobile Baykeeper seeks a declaratory judgment that the RCRA and regulations governing CCR are being violated, preliminary and injunctive relief to prevent implementation of Alabama Power's closure plan and the development of a closure plan that satisfies regulations governing CCR requirements. On December 19, 2022, Alabama Power filed a motion to dismiss the case. On January 31, 2023, the EPA issued a Notice of Potential Violations associated with Alabama Power's plan to close the Plant Barry ash pond. Alabama Power submitted responses on March 20, 2023, March 24, 2023, and April 3, 2023 affirming its position that it is in compliance with CCR requirements. The ultimate outcome of these matters cannot be determined at this time but could have an impact on Alabama Power's ARO estimates. See Note 6 to the financial statements in Item 8 of the Form 10-K for a discussion of Alabama Power's ARO liabilities.
Georgia Power
Municipal Franchise Fees
In 2011, plaintiffs filed a putative class action against Georgia Power in the Superior Court of Fulton County, Georgia alleging that Georgia Power's collection in rates of amounts for municipal franchise fees (which fees are paid to municipalities) exceeded the amounts allowed in orders of the Georgia PSC and alleging certain state law

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
claims. This case has been ruled upon and appealed numerous times over the last several years. In 2019, the Georgia PSC issued an order that found Georgia Power has appropriately implemented the municipal franchise fee schedule. In March 2021, the Superior Court of Fulton County granted class certification and Georgia Power's motion for summary judgment and the plaintiffs filed a notice of appeal. In April 2021, Georgia Power filed a notice of cross appeal on the issue of class certification. In December 2021, the Georgia Court of Appeals affirmed the Superior Court's ruling that granted summary judgment to Georgia Power and dismissed Georgia Power's cross appeal on the issue of class certification as moot. Also in December 2021, the plaintiffs filed a petition for writ of certiorari to the Georgia Supreme Court, which was denied on January 27, 2023. On February 6, 2023, the plaintiffs filed a motion for reconsideration with the Georgia Supreme Court, which was denied on February 16, 2023. This matter is now concluded.
Plant Scherer
In July 2020, a group of individual plaintiffs filed a complaint, which was amended in December 2022, in the Superior Court of Fulton County, Georgia against Georgia Power alleging that the construction and operation of Plant Scherer has impacted groundwater and air, resulting in alleged personal injuries and property damage. The plaintiffs seek an unspecified amount of monetary damages including punitive damages, a medical monitoring fund, and injunctive relief. Georgia Power has filed multiple motions to dismiss the complaint. In December 2022, the Superior Court of Fulton County, Georgia granted Georgia Power's motion to transfer the case to the Superior Court of Monroe County, Georgia.
In October 2021 and February 2022, a total of seven additional complaints were filed in the Superior Court of Monroe County, Georgia against Georgia Power alleging that releases from Plant Scherer have impacted groundwater and air, resulting in alleged personal injuries and property damage. The plaintiffs sought an unspecified amount of monetary damages including punitive damages. In November 2021 and March 2022, Georgia Power removed these cases to the U.S. District Court for the Middle District of Georgia. In November 2022, the plaintiffs voluntarily dismissed their complaints without prejudice. Georgia Power anticipates that these plaintiffs will refile their complaints.
On January 9, 2023, an additional complaint was filed in the Superior Court of Monroe County, Georgia against Georgia Power alleging that the construction and operation of Plant Scherer have impacted groundwater and air, resulting in alleged personal injuries. The plaintiff sought an unspecified amount of monetary damages, including punitive damages. On January 19, 2023, Georgia Power filed a notice to remove the case to the U.S. District Court for the Middle District of Georgia. On February 21, 2023, the plaintiff voluntarily dismissed the complaint without prejudice. Georgia Power anticipates that this plaintiff will refile the complaint.
The amount of any possible losses from these matters cannot be estimated at this time.
Mississippi Power
In 2018, Ray C. Turnage and 10 other individual plaintiffs filed a putative class action complaint against Mississippi Power and the three then-serving members of the Mississippi PSC in the U.S. District Court for the Southern District of Mississippi, which was amended in March 2019 to include four additional plaintiffs. Mississippi Power received Mississippi PSC approval in 2013 to charge a mirror CWIP rate premised upon including in its rate base pre-construction and construction costs for the Kemper IGCC prior to placing the Kemper IGCC into service. The Mississippi Supreme Court reversed that approval and ordered Mississippi Power to refund the amounts paid by customers under the previously-approved mirror CWIP rate. The plaintiffs allege that the initial approval process, and the amount approved, were improper and make claims for gross negligence, reckless conduct, and intentional wrongdoing. They also allege that Mississippi Power underpaid customers by up to $23.5 million in the refund process by applying an incorrect interest rate. The plaintiffs seek to recover, on behalf of themselves and their putative class, actual damages, punitive damages, pre-judgment interest, post-judgment interest, attorney's fees, and costs. The district court dismissed the amended complaint; however, in March 2020, the plaintiffs filed a motion seeking to name the new members of the Mississippi PSC, the Mississippi Development Authority, and Southern Company as additional defendants and add a cause of action against all defendants based on a dormant commerce

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
clause theory under the U.S. Constitution. In July 2020, the plaintiffs filed a motion for leave to file a third amended complaint, which included the same federal claims as the proposed second amended complaint, as well as several additional state law claims based on the allegation that Mississippi Power failed to disclose the annual percentage rate of interest applicable to refunds. In November 2020, the district court denied each of the plaintiffs' pending motions and entered final judgment in favor of Mississippi Power. In January 2021, the district court denied further motions by the plaintiffs to vacate the judgment and to file a revised second amended complaint. In February 2021, the plaintiffs filed a notice of appeal with the U.S. Court of Appeals for the Fifth Circuit. In March 2022, the U.S. Court of Appeals for the Fifth Circuit issued an opinion affirming the dismissal of the claims against the Mississippi PSC defendants but reversing the dismissal of the claims against Mississippi Power. In May 2022, the U.S. Court of Appeals for the Fifth Circuit denied a petition by Mississippi Power for a rehearing en banc and remanded the case to the U.S. District Court for the Southern District of Mississippi for further proceedings. In June 2022, Mississippi Power filed with the trial court a motion to dismiss the complaint with prejudice, which was granted on March 15, 2023. On March 28, 2023, the plaintiffs filed a notice of appeal with the U.S. Court of Appeals for the Fifth Circuit. An adverse outcome in this proceeding could have a material impact on Mississippi Power's financial statements.
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
Georgia Power's environmental remediation liability was $15 million at both March 31, 2023 and December 31, 2022. Georgia Power has been designated or identified as a potentially responsible party at sites governed by the Georgia Hazardous Site Response Act and/or by the federal Comprehensive Environmental Response, Compensation, and Liability Act, and assessment and potential cleanup of such sites is expected.
Southern Company Gas' environmental remediation liability was $243 million and $256 million at March 31, 2023 and December 31, 2022, respectively, based on the estimated cost of environmental investigation and remediation associated with known former manufactured gas plant operating sites.
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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Mississippi Power
In August 2022, the Mississippi Department of Revenue (Mississippi DOR) completed an audit of sales and use taxes paid by Mississippi Power from 2016 to 2019 and entered a final assessment, indicating a total amount due of $28 million, including associated penalties and interest. Additional interest of approximately $1 million was estimated through March 31, 2023. Mississippi Power does not agree with the audit findings and, in October 2022, filed an administrative appeal with the Mississippi DOR. See Note 3 to the financial statements in Item 8 of the Form 10-K under "Other Matters – Mississippi Power – Department of Revenue Audit" for information regarding a Mississippi PSC accounting order related to the tax audit proceeding. The ultimate outcome of this matter cannot be determined at this time.

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
The following table disaggregates revenue from contracts with customers for the three months ended March 31, 2023 and 2022:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Three Months Ended March 31, 2023
Operating revenues
Retail electric revenues
Residential	$1,525	$659	$801	$65	$—	$—
Commercial	1,251	430	753	68	—	—
Industrial	789	398	313	78	—	—
Other	27	3	22	2	—	—
Total retail electric revenues	3,592	1,490	1,889	213	—	—
Natural gas distribution revenues
Residential	896	—	—	—	—	896
Commercial	232	—	—	—	—	232
Transportation	319	—	—	—	—	319
Industrial	23	—	—	—	—	23
Other	117	—	—	—	—	117
Total natural gas distribution revenues	1,587	—	—	—	—	1,587
Wholesale electric revenues
PPA energy revenues	284	72	12	4	202	—
PPA capacity revenues	190	60	11	32	89	—
Non-PPA revenues	36	20	3	107	103	—
Total wholesale electric revenues	510	152	26	143	394	—
Other natural gas revenues
Gas marketing services	231	—	—	—	—	231
Other natural gas revenues	11	—	—	—	—	11
Total natural gas revenues	242	—	—	—	—	242
Other revenues	310	54	132	11	11	—
Total revenue from contracts with customers	6,241	1,696	2,047	367	405	1,829
Other revenue sources(*)	239	(49)	129	23	103	46
Total operating revenues	$6,480	$1,647	$2,176	$390	$508	$1,875

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Three Months Ended March 31, 2022
Operating revenues
Retail electric revenues
Residential	$1,525	$634	$821	$70	$—	$—
Commercial	1,178	375	738	65	—	—
Industrial	727	323	334	70	—	—
Other	26	4	20	2	—	—
Total retail electric revenues	3,456	1,336	1,913	207	—	—
Natural gas distribution revenues
Residential	1,016	—	—	—	—	1,016
Commercial	270	—	—	—	—	270
Transportation	337	—	—	—	—	337
Industrial	32	—	—	—	—	32
Other	129	—	—	—	—	129
Total natural gas distribution revenues	1,784	—	—	—	—	1,784
Wholesale electric revenues
PPA energy revenues	342	59	32	3	251	—
PPA capacity revenues	134	39	12	3	81	—
Non-PPA revenues	58	64	9	102	73	—
Total wholesale electric revenues	534	162	53	108	405	—
Other natural gas revenues
Gas marketing services	243	—	—	—	—	243
Other natural gas revenues	16	—	—	—	—	16
Total natural gas revenues	259	—	—	—	—	259
Other revenues	225	48	95	9	8	—
Total revenue from contracts with customers	6,258	1,546	2,061	324	413	2,043
Other revenue sources(*)	390	103	147	11	126	15
Total operating revenues	$6,648	$1,649	$2,208	$335	$539	$2,058
(*)Other revenue sources relate to revenues from customers accounted for as derivatives and leases, alternative revenue programs at Southern Company Gas, and cost recovery mechanisms and revenues that meet other scope exceptions for revenues from contracts with customers at the traditional electric operating companies.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Contract Balances
The following table reflects the closing balances of receivables, contract assets, and contract liabilities related to revenues from contracts with customers at March 31, 2023 and December 31, 2022:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Accounts Receivable
At March 31, 2023	$2,433	$622	$672	$79	$119	$853
At December 31, 2022	3,123	696	922	92	237	1,107
Contract Assets
At March 31, 2023	$160	$3	$74	$—	$—	$19
At December 31, 2022	156	2	89	—	—	—
Contract Liabilities
At March 31, 2023	$61	$2	$14	$1	$1	$—
At December 31, 2022	45	4	9	—	1	—
Contract assets for Georgia Power primarily relate to retail customer fixed bill programs, where the payment is contingent upon Georgia Power's continued performance and the customer's continued participation in the program over a one-year contract term, and unregulated service agreements, where payment is contingent on project completion. Contract liabilities for Georgia Power primarily relate to cash collections recognized in advance of revenue for unregulated service agreements. At March 31, 2023, Southern Company Gas' contract assets relate to work performed on an energy efficiency enhancement and upgrade contract with the U.S. General Services Administration. Southern Company Gas receives cash advances from a third-party financial institution to fund work performed, of which approximately $30 million had been received at March 31, 2023. These advances have been accounted for as long-term debt on the balance sheets. See Note 1 to the financial statements under "Affiliate Transactions" in Item 8 of the Form 10-K for additional information regarding the construction contract. At March 31, 2023 and December 31, 2022, Southern Company's unregulated distributed generation business had contract assets of $64 million and $65 million, respectively, and contract liabilities of $44 million and $32 million, respectively, for outstanding performance obligations.
Revenues recognized in the three months ended March 31, 2023, which were included in contract liabilities at December 31, 2022, were $19 million for Southern Company and immaterial for the other Registrants.
Remaining Performance Obligations
The Subsidiary Registrants may enter into long-term contracts with customers in which revenues are recognized as performance obligations are satisfied over the contract term. For Alabama Power, Georgia Power, and Southern Power, these contracts primarily relate to PPAs whereby electricity and generation capacity are provided to a customer. The revenue recognized for the delivery of electricity is variable; however, certain PPAs include a fixed payment for fixed generation capacity over the term of the contract. For Southern Company Gas, these contracts primarily relate to the U.S. General Services Administration contract described above. Southern Company's unregulated distributed generation business also has partially satisfied performance obligations related to certain fixed price contracts. Revenues from contracts with customers related to these performance obligations remaining at March 31, 2023 are expected to be recognized as follows:

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	2023 (remaining)	2024	2025	2026	2027	Thereafter
	(in millions)
Southern Company	$632	$553	$347	$315	$319	$2,089
Alabama Power	17	7	6	—	—	—
Georgia Power	68	60	25	13	14	23
Southern Power	268	345	302	303	310	2,077
Southern Company Gas	15	29	—	—	—	—
Lease Income
Lease income for the three months ended March 31, 2023 and 2022 is as follows:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
For the Three Months Ended March 31, 2023
Lease income - interest income on sales-type leases	$6	$—	$—	$4	$2	$—
Lease income - operating leases	49	18	7	1	21	9
Variable lease income	69	—	—	—	75	—
Total lease income	$124	$18	$7	$5	$98	$9

For the Three Months Ended March 31, 2022
Lease income - interest income on sales-type leases	$6	$—	$—	$4	$2	$—
Lease income - operating leases	51	20	8	—	21	9
Variable lease income	84	—	—	—	90	—
Total lease income	$141	$20	$8	$4	$113	$9
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
Southern Company
At March 31, 2023 and December 31, 2022, Southern Holdings had equity method investments totaling $120 million and $112 million, respectively, primarily related to investments in venture capital funds focused on energy and utility investments. Earnings from these investments were immaterial for both periods presented.
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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
SP Solar and SP Wind
At March 31, 2023 and December 31, 2022, SP Solar had total assets of $5.8 billion and $5.9 billion, respectively, total liabilities of $0.4 billion, and noncontrolling interests of $1.0 billion and $1.1 billion, respectively. Cash distributions from SP Solar are allocated 67% to Southern Power and 33% to Global Atlantic in accordance with their partnership interest percentage. Under the terms of the limited partnership agreement, distributions without limited partner consent are limited to available cash and SP Solar is obligated to distribute all such available cash to its partners each quarter. Available cash includes all cash generated in the quarter subject to the maintenance of appropriate operating reserves.
At March 31, 2023 and December 31, 2022, SP Wind had total assets of $2.2 billion, total liabilities of $172 million and $169 million, respectively, and noncontrolling interests of $39 million. Under the terms of the limited liability agreement, distributions without Class A member consent are limited to available cash and SP Wind is obligated to distribute all such available cash to its members each quarter. Available cash includes all cash generated in the quarter subject to the maintenance of appropriate operating reserves. Cash distributions from SP Wind are generally allocated 60% to Southern Power and 40% to the three financial investors in accordance with the limited liability agreement.
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
At March 31, 2023 and December 31, 2022, the other VIEs had total assets of $1.8 billion, total liabilities of $0.2 billion, and noncontrolling interests of $0.8 billion. Under the terms of the partnership agreements, distributions of all available cash are required each month or quarter and additional distributions require partner consent.
Equity Method Investments
At December 31, 2022, Southern Power had equity method investments in wind and battery energy storage projects totaling $49 million. During the first quarter 2023, Southern Power sold its remaining equity method investments in the projects and received proceeds of $50 million. Earnings (loss) from these investments, including the gains associated with the sales, were immaterial for the three months ended March 31, 2023 and 2022.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Southern Company Gas
Equity Method Investments
The carrying amounts of Southern Company Gas' equity method investments at March 31, 2023 and December 31, 2022 and related earnings from those investments for the three months ended March 31, 2023 and 2022 were as follows:

Investment Balance	March 31, 2023	December 31, 2022
	(in millions)
SNG	$1,249	$1,243
Other	33	33
Total	$1,282	$1,276

	Three Months Ended March 31,
Earnings from Equity Method Investments	2023	2022
	(in millions)
SNG	$44	$39
Other	1	1
Total	$45	$40

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
(F) FINANCING AND LEASES
Bank Credit Arrangements
See Note 8 to the financial statements under "Bank Credit Arrangements" in Item 8 of the Form 10-K for additional information.
At March 31, 2023, committed credit arrangements with banks were as follows:

	Expires
Company	2023	2024	2025	2026	Total	Unused	Expires within One Year
	(in millions)
Southern Company parent	$—	$—	$—	$2,000	$2,000	$1,998	$—
Alabama Power	—	550	—	700	1,250	1,250	—
Georgia Power	—	—	—	1,750	1,750	1,726	—
Mississippi Power	—	150	125	—	275	225	—
Southern Power(a)	—	—	—	600	600	587	—
Southern Company Gas(b)	250	—	—	1,500	1,750	1,748	250
SEGCO	30	—	—	—	30	30	30
Southern Company	$280	$700	$125	$6,550	$7,655	$7,564	$280
(a)Does not include Southern Power Company's $75 million and $100 million continuing letter of credit facilities for standby letters of credit, expiring in 2025 and 2026, respectively, of which $9 million and $16 million, respectively, was unused at March 31, 2023. In March 2023, Southern Power amended the $100 million letter of credit facility, which, among other things, extended the expiration date from 2025 to 2026 and increased the amount from $75 million. Southern Power's subsidiaries are not parties to its bank credit arrangements or letter of credit facilities.
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
These bank credit arrangements, as well as the term loan arrangements of the Registrants, Nicor Gas, and SEGCO, contain covenants that limit debt levels and contain cross-acceleration or, in the case of Southern Power, cross-default provisions to other indebtedness (including guarantee obligations) that are restricted only to the indebtedness of the individual company. Such cross-default provisions to other indebtedness would trigger an event of default if Southern Power defaulted on indebtedness or guarantee obligations over a specified threshold. Such cross-acceleration provisions to other indebtedness would trigger an event of default if the applicable borrower defaulted on indebtedness, the payment of which was then accelerated. At March 31, 2023, the Registrants, Nicor Gas, and SEGCO were in compliance with all such covenants. None of the bank credit arrangements contain material adverse change clauses at the time of borrowings.
A portion of the unused credit with banks is allocated to provide liquidity support to the revenue bonds of the traditional electric operating companies and the commercial paper programs of the Registrants, Nicor Gas, and SEGCO. The amount of variable rate revenue bonds of the traditional electric operating companies outstanding requiring liquidity support at March 31, 2023 was approximately $1.7 billion (comprised of approximately $789 million at Alabama Power, $819 million at Georgia Power, and $69 million at Mississippi Power). In addition, at March 31, 2023, Alabama Power and Georgia Power had approximately $120 million and $285 million, respectively, of fixed rate revenue bonds outstanding that are required to be remarketed within the next 12 months.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Convertible Senior Notes
In February 2023, Southern Company issued $1.5 billion aggregate principal amount of Series 2023A 3.875% Convertible Senior Notes due December 15, 2025 (Series 2023A Convertible Senior Notes). In March 2023, Southern Company issued an additional $225 million aggregate principal amount of the Series 2023A Convertible Senior Notes upon the exercise by the initial purchasers of their over-allotment option.
Interest on the Series 2023A Convertible Senior Notes is payable semiannually, beginning June 15, 2023. The Series 2023A Convertible Senior Notes will mature on December 15, 2025, unless earlier converted or repurchased, but are not redeemable at the option of Southern Company. The Series 2023A Convertible Senior Notes are direct, unsecured, and unsubordinated obligations of Southern Company, ranking equally with all of Southern Company's other unsecured and unsubordinated indebtedness from time to time outstanding, and are effectively subordinated to all secured indebtedness of Southern Company.
Holders may convert their Series 2023A Convertible Senior Notes at their option prior to the close of business on the business day preceding September 15, 2025, but only under the following circumstances:
•during any calendar quarter (and only during such calendar quarter), if the last reported sale price of Southern Company's common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day as determined by Southern Company;
•during the five business day period after any 10 consecutive trading day period (Measurement Period) in which the trading price per $1,000 principal amount of Series 2023A Convertible Senior Notes for each trading day of the Measurement Period was less than 98% of the product of the last reported sale price of the common stock and the conversion rate on each such trading day; or
•upon the occurrence of certain corporate events specified in the indenture governing the Series 2023A Convertible Senior Notes.
On or after September 15, 2025, a holder may convert all or any portion of its Series 2023A Convertible Senior Notes at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date regardless of the foregoing conditions.
Southern Company will settle conversions of the Series 2023A Convertible Senior Notes by paying cash up to the aggregate principal amount of the Series 2023A Convertible Senior Notes to be converted and paying or delivering, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at Southern Company's election, in respect of the remainder, if any, of Southern Company's conversion obligation in excess of the aggregate principal amount of the Series 2023A Convertible Senior Notes being converted. The Series 2023A Convertible Senior Notes are initially convertible at a rate of 11.8818 shares of common stock per $1,000 principal amount converted, which is approximately equal to $84.16 per share of common stock. The conversion rate will be subject to adjustment upon the occurrence of certain specified events but will not be adjusted for accrued and unpaid interest. In addition, upon the occurrence of a make-whole fundamental change (as defined in the indenture governing the Series 2023A Convertible Senior Notes), Southern Company will, in certain circumstances, increase the conversion rate by a number of additional shares of common stock for conversions in connection with the make-whole fundamental change.
Upon the occurrence of a fundamental change (as defined in the indenture governing the Series 2023A Convertible Senior Notes), holders of the Series 2023A Convertible Senior Notes may require Southern Company to purchase all or a portion of their Series 2023A Convertible Senior Notes, in principal amounts equal to $1,000 or an integral multiple thereof, for cash at a price equal to 100% of the principal amount of the Series 2023A Convertible Senior Notes to be purchased plus any accrued and unpaid interest.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Earnings per Share
For Southern Company, the only difference in computing basic and diluted earnings per share (EPS) is attributable to awards outstanding under stock-based compensation plans and the Series 2023A Convertible Senior Notes. EPS dilution resulting from stock-based compensation plans is determined using the treasury stock method and EPS dilution resulting from the Series 2023A Convertible Senior Notes is determined using the net share settlement method. See Note 12 to the financial statements in Item 8 of the Form 10-K and "Convertible Senior Notes" herein for additional information. Shares used to compute diluted EPS were as follows:

	Three Months Ended March 31,
	2023	2022
	(in millions)
As reported shares	1,091	1,063
Effect of stock-based compensation	7	6
Diluted shares	1,098	1,069
For the three months ended March 31, 2023, there were no anti-dilutive shares. For the three months ended March 31, 2022, an immaterial number of stock-based compensation awards was excluded from the diluted EPS calculation because the awards were anti-dilutive.
For both periods presented, there was no dilution resulting from the Series 2023A Convertible Senior Notes.
Southern Company Leveraged Lease
See Note 9 to the financial statements in Item 8 of the Form 10-K for information on a leveraged lease agreement related to energy generation. In June 2022, the Southern Holdings subsidiary operating the generating plant for the lessee provided notice to the lessee to terminate the related operating and maintenance agreement effective June 30, 2023. Subsequently, the lessee failed to make the semi-annual lease payment due in December 2022. As a result, the Southern Holdings subsidiary was unable to make its corresponding payment to the holders of the underlying non-recourse debt related to the generation assets. The parties to the lease have entered into a forbearance agreement which suspends the related contractual rights of the parties while they continue restructuring negotiations, which could result in rescission of the termination notice. The ultimate outcome of this matter cannot be determined at this time, but is not expected to have a material impact on Southern Company's financial statements. Southern Company will continue to monitor the operational performance of the underlying assets and evaluate the ability of the lessee to continue to make the required lease payments and meet its obligations associated with a future closure or retirement of the generation assets and associated properties, including the dry ash landfill.
(G) INCOME TAXES
See Note 10 to the financial statements in Item 8 of the Form 10-K for additional tax information.
Current and Deferred Income Taxes
Tax Credit and Net Operating Loss Carryforwards
The utilization of each Registrant's estimated tax credit and state net operating loss carryforwards and related valuation allowances could be impacted by numerous factors, including the acquisition of additional renewable projects, the purchase of rights to additional PTCs of Plant Vogtle Units 3 and 4 pursuant to certain joint ownership agreements, an increase in Georgia Power's ownership interest in Plant Vogtle Units 3 and 4, changes in taxable income projections, and potential income tax rate changes. See Note (B) and Note 2 to the financial statements in Item 8 of the Form 10-K under "Georgia Power – Nuclear Construction" for additional information on Plant Vogtle Units 3 and 4.

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
Southern Company
Southern Company's effective tax rate was 10.8% for the three months ended March 31, 2023 compared to 14.9% for the corresponding period in 2022. The effective tax rate decrease was primarily due to an increase in the flowback of certain excess deferred income taxes at Alabama Power in 2023, partially offset by the flowback of certain excess deferred income taxes ending in 2022 at Georgia Power.
Alabama Power
Alabama Power's effective tax benefit rate was (0.8)% for the three months ended March 31, 2023 compared to an effective tax rate of 23.3% for the corresponding period in 2022. The effective tax rate decrease was primarily due to an increase in the flowback of certain excess deferred income taxes in 2023. See Note 2 to the financial statements under "Alabama Power – Excess Accumulated Deferred Income Tax Accounting Order" in Item 8 of the Form 10-K for additional information.
Georgia Power
Georgia Power's effective tax rate was 15.1% for the three months ended March 31, 2023 compared to 7.3% for the corresponding period in 2022. The effective tax rate increase was primarily due to the flowback of certain excess deferred income taxes ending in 2022.
Southern Power
Southern Power's effective tax benefit rate was (20.7)% for the three months ended March 31, 2023 compared to (80.0)% for the corresponding period in 2022. The effective tax rate increase was primarily due to higher pre-tax earnings and the impacts of noncontrolling interests.
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
On each Registrant's condensed statements of income, the service cost component of net periodic benefit costs is included in other operations and maintenance expenses and all other components of net periodic benefit costs are included in other income (expense), net. Components of the net periodic benefit costs for the three months ended March 31, 2023 and 2022 are presented in the following tables.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Three Months Ended March 31, 2023
Pension Plans
Service cost	$69	$16	$17	$3	$2	$6
Interest cost	156	36	48	7	2	11
Expected return on plan assets	(307)	(74)	(96)	(14)	(4)	(22)
Amortization:
Prior service costs	—	—	—	—	—	(1)
Regulatory asset	—	—	—	—	—	4
Net (gain) loss	8	2	3	—	—	(1)
Net periodic pension income	$(74)	$(20)	$(28)	$(4)	$—	$(3)

Postretirement Benefits
Service cost	$4	$1	$1	$—	$—	$—
Interest cost	18	4	6	1	—	2
Expected return on plan assets	(21)	(8)	(7)	(1)	—	(2)
Amortization:
Regulatory asset	—	—	—	—	—	2
Net gain	(3)	(1)	(1)	—	—	(1)
Net periodic postretirement benefit cost (income)	$(2)	$(4)	$(1)	$—	$—	$1

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Three Months Ended March 31, 2022
Pension Plans
Service cost	$103	$25	$26	$4	$2	$9
Interest cost	102	24	31	5	2	7
Expected return on plan assets	(316)	(77)	(99)	(15)	(4)	(22)
Amortization:
Prior service costs	—	—	—	—	—	(1)
Regulatory asset	—	—	—	—	—	4
Net loss	60	16	18	3	1	2
Net periodic pension cost (income)	$(51)	$(12)	$(24)	$(3)	$1	$(1)

Postretirement Benefits
Service cost	$6	$1	$2	$—	$—	$—
Interest cost	10	3	4	—	—	1
Expected return on plan assets	(20)	(8)	(7)	—	—	(2)
Amortization:
Regulatory asset	—	—	—	—	—	2
Net periodic postretirement benefit cost (income)	$(4)	$(4)	$(1)	$—	$—	$1

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
(I) FAIR VALUE MEASUREMENTS
At March 31, 2023, assets and liabilities measured at fair value on a recurring basis during the period, together with their associated level of the fair value hierarchy, were as follows:

	Fair Value Measurements Using:
At March 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value as a Practical Expedient (NAV)	Total
	(in millions)
Southern Company
Assets:
Energy-related derivatives(a)	$4	$100	$—	$—	$104
Interest rate derivatives	—	2	—	—	2
Investments in trusts:(b)(c)
Domestic equity	680	192	—	—	872
Foreign equity	138	162	—	—	300
U.S. Treasury and government agency securities	—	316	—	—	316
Municipal bonds	—	48	—	—	48
Pooled funds – fixed income	—	7	—	—	7
Corporate bonds	—	403	—	—	403
Mortgage and asset backed securities	—	90	—	—	90
Private equity	—	—	—	160	160
Cash and cash equivalents	2	—	—	—	2
Other	40	12	—	9	61
Cash equivalents	433	13	—	—	446
Other investments	9	29	8	—	46
Total	$1,306	$1,374	$8	$169	$2,857
Liabilities:
Energy-related derivatives(a)	$40	$354	$—	$—	$394
Interest rate derivatives	—	261	—	—	261
Foreign currency derivatives	—	218	—	—	218
Contingent consideration	—	—	12	—	12
Other	—	13	—	—	13
Total	$40	$846	$12	$—	$898

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Fair Value Measurements Using:
At March 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value as a Practical Expedient (NAV)	Total
	(in millions)
Alabama Power
Assets:
Energy-related derivatives	$—	$32	$—	$—	$32
Nuclear decommissioning trusts:(b)
Domestic equity	404	185	—	—	589
Foreign equity	138	—	—	—	138
U.S. Treasury and government agency securities	—	19	—	—	19
Municipal bonds	—	1	—	—	1
Corporate bonds	—	223	—	—	223
Mortgage and asset backed securities	—	22	—	—	22
Private equity	—	—	—	160	160
Other	7	—	—	9	16
Cash equivalents	193	13	—	—	206
Other investments	—	29	—	—	29
Total	$742	$524	$—	$169	$1,435
Liabilities:
Energy-related derivatives	$—	$96	$—	$—	$96

Georgia Power
Assets:
Energy-related derivatives	$—	$22	$—	$—	$22
Nuclear decommissioning trusts:(b)(c)
Domestic equity	276	1	—	—	277
Foreign equity	—	161	—	—	161
U.S. Treasury and government agency securities	—	297	—	—	297
Municipal bonds	—	47	—	—	47
Corporate bonds	—	180	—	—	180
Mortgage and asset backed securities	—	68	—	—	68
Other	33	12	—	—	45
Total	$309	$788	$—	$—	$1,097
Liabilities:
Energy-related derivatives	$—	$132	$—	$—	$132
Interest rate derivatives	—	1	—	—	1
Total	$—	$133	$—	$—	$133

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Fair Value Measurements Using:
At March 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value as a Practical Expedient (NAV)	Total
	(in millions)
Mississippi Power
Assets:
Energy-related derivatives	$—	$35	$—	$—	$35
Cash equivalents	3	—	—	—	3
Total	$3	$35	$—	$—	$38
Liabilities:
Energy-related derivatives	$—	$62	$—	$—	$62

Southern Power
Assets:
Energy-related derivatives	$—	$5	$—	$—	$5
Cash equivalents	13	—	—	—	13
Total	$13	$5	$—	$—	$18
Liabilities:
Energy-related derivatives	$—	$14	$—	$—	$14
Foreign currency derivatives	—	47	—	—	47
Contingent consideration	—	—	12	—	12
Other	—	13	—	—	13
Total	$—	$74	$12	$—	$86

Southern Company Gas
Assets:
Energy-related derivatives(a)	$4	$6	$—	$—	$10
Interest rate derivatives	—	1	—	—	1
Non-qualified deferred compensation trusts:
Domestic equity	—	6	—	—	6
Foreign equity	—	1	—	—	1
Pooled funds – fixed income	—	7	—	—	7
Cash equivalents	2	—	—	—	2
Cash equivalents and restricted cash	55	—	—	—	55
Total	$61	$21	$—	$—	$82
Liabilities:
Energy-related derivatives(a)	$40	$50	$—	$—	$90
Interest rate derivatives	—	72	—	—	72
Total	$40	$122	$—	$—	$162
(a)Excludes cash collateral of $60 million.
(b)Excludes receivables related to investment income, pending investment sales, payables related to pending investment purchases, and currencies. See Note 6 to the financial statements in Item 8 of the Form 10-K for additional information.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
(c)Includes investment securities pledged to creditors and collateral received and excludes payables related to the securities lending program. At March 31, 2023, approximately $37 million of the fair market value of Georgia Power's nuclear decommissioning trust funds' securities were on loan to creditors under the funds' managers' securities lending program. See Note 6 to the financial statements in Item 8 of the Form 10-K for additional information.
Southern Company, Alabama Power, and Georgia Power continue to elect the option to fair value investment securities held in the nuclear decommissioning trust funds. The fair value of the funds, including reinvested interest and dividends and excluding the funds' expenses, increased (decreased) by the amounts shown in the table below for the three months ended March 31, 2023 and 2022. The changes were recorded as a change to the regulatory assets and liabilities related to AROs for Georgia Power and Alabama Power, respectively.

	Three Months Ended
Fair value increases (decreases)	March 31, 2023	March 31, 2022
	(in millions)
Southern Company	$102	$(150)
Alabama Power	45	(67)
Georgia Power	57	(83)
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
"Other investments" primarily includes investments traded in the open market that have maturities greater than 90 days, which are categorized as Level 2 under Fair Value Measurements and are comprised of corporate bonds, bank certificates of deposit, treasury bonds, and/or agency bonds.
At March 31, 2023, the fair value measurements of private market investments held in Alabama Power's nuclear decommissioning trusts that are calculated at net asset value per share (or its equivalent) as a practical expedient totaled $169 million and unfunded commitments related to the private market investments totaled $75 million. Private market investments include high-quality private equity funds across several market sectors, funds that invest in real estate assets, and a private credit fund. Private market funds do not have redemption rights. Distributions from these funds will be received as the underlying investments in the funds are liquidated.
At March 31, 2023, other financial instruments for which the carrying amount did not equal fair value were as follows:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas(*)
	(in billions)
Long-term debt, including securities due within one year:
Carrying amount	$56.1	$10.6	$14.9	$1.5	$3.0	$7.5
Fair value	51.6	9.5	13.7	1.3	2.9	6.7
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
At March 31, 2023, the net volume of energy-related derivative contracts for natural gas positions, together with the longest hedge date over which the respective entity is hedging its exposure to the variability in future cash flows for forecasted transactions and the longest non-hedge date for derivatives not designated as hedges, were as follows:

	Net Purchased mmBtu	Longest Hedge Date	Longest Non-Hedge Date
	(in millions)
Southern Company(*)	437	2030	2028
Alabama Power	111	2026	2023
Georgia Power	122	2026	2023
Mississippi Power	86	2027	2023
Southern Power	11	2030	2023
Southern Company Gas(*)	107	2028	2028
(*)Southern Company Gas' derivative instruments include both long and short natural gas positions. A long position is a contract to purchase natural gas and a short position is a contract to sell natural gas. Southern Company Gas' volume represents the net of long natural gas positions of 113.6 million mmBtu and short natural gas positions of 6.6 million mmBtu at March 31, 2023, which is also included in Southern Company's total volume.
In addition to the volumes discussed above, the traditional electric operating companies and Southern Power enter into physical natural gas supply contracts that provide the option to sell back excess natural gas due to operational constraints. The maximum expected volume of natural gas subject to such a feature is 22 million mmBtu for Southern Company, which includes 6 million mmBtu for Alabama Power, 8 million mmBtu for Georgia Power, 3 million mmBtu for Mississippi Power, and 5 million mmBtu for Southern Power.
For cash flow hedges of energy-related derivatives, the estimated pre-tax gains (losses) expected to be reclassified from accumulated OCI to earnings for the 12-month period ending March 31, 2024 are $(42) million for Southern Company, $(12) million for Southern Power, $(30) million for Southern Company Gas, and immaterial for the other Registrants.

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
At March 31, 2023, the following interest rate derivatives were outstanding:

	Notional Amount	Weighted Average Interest Rate Paid	Interest Rate Received	Hedge Maturity Date	Fair Value Gain (Loss) at March 31, 2023
	(in millions)				(in millions)
Cash Flow Hedges of Forecasted Debt
Georgia Power	$750	3.63%	N/A	February 2033	$(1)
Southern Company parent	500	3.47%	N/A	June 2033	—
Southern Company Gas	250	3.40%	N/A	August 2033	1
Fair Value Hedges of Existing Debt
Southern Company parent	400	1-month LIBOR + 0.68%	1.75%	March 2028	(45)
Southern Company parent	1,000	1-month LIBOR + 2.36%	3.70%	April 2030	(142)
Southern Company Gas	500	1-month LIBOR + 0.38%	1.75%	January 2031	(71)
Southern Company	$3,400				$(258)
For cash flow hedges of interest rate derivatives, the estimated pre-tax gains (losses) expected to be reclassified from accumulated OCI to interest expense for the 12-month period ending March 31, 2024 are $(15) million for Southern Company and immaterial for the other Registrants. Deferred gains and losses related to interest rate derivatives are expected to be amortized into earnings through 2052 for Southern Company, Alabama Power, and Georgia Power, 2028 for Mississippi Power, and 2046 for Southern Company Gas.

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
At March 31, 2023, the following foreign currency derivatives were outstanding:

	Pay Notional	Pay Rate	Receive Notional	Receive Rate	Hedge Maturity Date	Fair Value Gain (Loss) at March 31, 2023
	(in millions)		(in millions)			(in millions)
Cash Flow Hedges of Existing Debt
Southern Power	$564	3.78%	€500	1.85%	June 2026	$(47)
Fair Value Hedges of Existing Debt
Southern Company parent	1,476	3.39%	1,250	1.88%	September 2027	(171)
Southern Company	$2,040		€1,750			$(218)
For cash flow hedges of foreign currency derivatives, the estimated pre-tax losses expected to be reclassified from accumulated OCI to earnings for the 12-month period ending March 31, 2024 are $11 million for Southern Power.
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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The fair value of energy-related derivatives, interest rate derivatives, and foreign currency derivatives was reflected in the balance sheets as follows:

	At March 31, 2023		At December 31, 2022
Derivative Category and Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
	(in millions)		(in millions)
Southern Company
Energy-related derivatives designated as hedging instruments for regulatory purposes
Assets from risk management activities/Liabilities from risk management activities	$41	$230	$123	$121
Other deferred charges and assets/Other deferred credits and liabilities	53	113	52	44
Total derivatives designated as hedging instruments for regulatory purposes	94	343	175	165
Derivatives designated as hedging instruments in cash flow and fair value hedges
Energy-related derivatives:
Assets from risk management activities/Liabilities from risk management activities	—	38	3	27
Other deferred charges and assets/Other deferred credits and liabilities	4	4	6	4
Interest rate derivatives:
Assets from risk management activities/Liabilities from risk management activities	2	71	12	62
Other deferred charges and assets/Other deferred credits and liabilities	—	191	—	240
Foreign currency derivatives:
Assets from risk management activities/Liabilities from risk management activities	—	35	—	34
Other deferred charges and assets/Other deferred credits and liabilities	—	183	—	182
Total derivatives designated as hedging instruments in cash flow and fair value hedges	6	522	21	549
Energy-related derivatives not designated as hedging instruments
Assets from risk management activities/Liabilities from risk management activities	4	8	13	13
Other deferred charges and assets/Other deferred credits and liabilities	2	1	2	1
Total derivatives not designated as hedging instruments	6	9	15	14
Gross amounts recognized	106	874	211	728
Gross amounts offset(a)	(57)	(118)	(70)	(111)
Net amounts recognized in the Balance Sheets(b)	$49	$756	$141	$617

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	At March 31, 2023		At December 31, 2022
Derivative Category and Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
	(in millions)		(in millions)
Alabama Power(c)
Energy-related derivatives designated as hedging instruments for regulatory purposes
Other current assets/Other current liabilities	$14	$54	$42	$21
Other deferred charges and assets/Other deferred credits and liabilities	18	42	20	18
Total derivatives designated as hedging instruments for regulatory purposes	32	96	62	39
Gross amounts offset	(28)	(28)	(24)	(24)
Net amounts recognized in the Balance Sheets	$4	$68	$38	$15

Georgia Power
Energy-related derivatives designated as hedging instruments for regulatory purposes
Assets from risk management activities/Other current liabilities	$10	$86	$36	$43
Other deferred charges and assets/Other deferred credits and liabilities	11	45	6	18
Total derivatives designated as hedging instruments for regulatory purposes	21	131	42	61
Interest rate derivatives designated as hedging instruments in cash flow and fair value hedges
Assets from risk management activities/Other current liabilities	—	1	—	—
Energy-related derivatives not designated as hedging instruments
Other current assets/Other current liabilities	1	1	—	1
Gross amounts recognized	22	133	42	62
Gross amounts offset	(19)	(19)	(21)	(21)
Net amounts recognized in the Balance Sheets	$3	$114	$21	$41

Mississippi Power(c)
Energy-related derivatives designated as hedging instruments for regulatory purposes
Assets from risk management activities/Other current liabilities	$11	$37	$33	$24
Other deferred charges and assets/Other deferred credits and liabilities	24	25	26	8
Total derivatives designated as hedging instruments for regulatory purposes	35	62	59	32
Gross amounts offset	(25)	(25)	(17)	(17)
Net amounts recognized in the Balance Sheets	$10	$37	$42	$15

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	At March 31, 2023		At December 31, 2022
Derivative Category and Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
	(in millions)		(in millions)
Southern Power
Derivatives designated as hedging instruments in cash flow and fair value hedges
Energy-related derivatives:
Other current assets/Other current liabilities	$—	$12	$—	$12
Other deferred charges and assets/Other deferred credits and liabilities	4	—	5	—
Foreign currency derivatives:
Other current assets/Other current liabilities	—	11	—	11
Other deferred charges and assets/Other deferred credits and liabilities	—	36	—	36
Total derivatives designated as hedging instruments in cash flow and fair value hedges	4	59	5	59
Energy-related derivatives not designated as hedging instruments
Other current assets/Other current liabilities	—	2	2	—
Other deferred charges and assets/Other deferred credits and liabilities	1	—	1	—
Total derivatives not designated as hedging instruments	1	2	3	—
Gross amounts recognized	5	61	8	59
Net amounts recognized in the Balance Sheets	$5	$61	$8	$59

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	At March 31, 2023		At December 31, 2022
Derivative Category and Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
	(in millions)		(in millions)
Southern Company Gas
Energy-related derivatives designated as hedging instruments for regulatory purposes
Other current assets/Other current liabilities	$6	$53	$12	$33
Other deferred charges and assets/Other deferred credits and liabilities	—	1	—	—
Total derivatives designated as hedging instruments for regulatory purposes	6	54	12	33
Derivatives designated as hedging instruments in cash flow and fair value hedges
Energy-related derivatives:
Other current assets/Other current liabilities	—	26	3	15
Other deferred charges and assets/Other deferred credits and liabilities	—	4	1	4
Interest rate derivatives:
Other current assets/Other current liabilities	1	19	—	14
Other deferred charges and assets/Other deferred credits and liabilities	—	53	—	72
Total derivatives designated as hedging instruments in cash flow and fair value hedges	1	102	4	105
Energy-related derivatives not designated as hedging instruments
Other current assets/Other current liabilities	3	5	11	12
Other deferred charges and assets/Other deferred credits and liabilities	1	1	1	1
Total derivatives not designated as hedging instruments	4	6	12	13
Gross amounts recognized	11	162	28	151
Gross amounts offset(a)	18	(43)	—	(41)
Net amounts recognized in the Balance Sheets(b)	$29	$119	$28	$110
(a)Gross amounts offset includes cash collateral held on deposit in broker margin accounts of $60 million and $41 million at March 31, 2023 and December 31, 2022, respectively.
(b)Net amounts of derivative instruments outstanding exclude immaterial premium and intrinsic value associated with weather derivatives for both periods presented.
(c)Energy-related derivatives not designated as hedging instruments were immaterial for Alabama Power and Mississippi Power for both periods presented.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
At March 31, 2023 and December 31, 2022, the pre-tax effects of unrealized derivative gains (losses) arising from energy-related derivative instruments designated as regulatory hedging instruments and deferred were as follows:

Regulatory Hedge Unrealized Gain (Loss) Recognized in the Balance Sheet
Derivative Category and Balance Sheet Location	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Company Gas
	(in millions)
At March 31, 2023:
Energy-related derivatives:
Other regulatory assets, current	$(198)	$(44)	$(78)	$(29)	$(47)
Other regulatory assets, deferred	(67)	(24)	(35)	(8)	—
Other regulatory liabilities, current	19	3	2	3	11
Other regulatory liabilities, deferred	9	1	1	7	—
Total energy-related derivative gains (losses)	$(237)	$(64)	$(110)	$(27)	$(36)

At December 31, 2022:
Energy-related derivatives:
Other regulatory assets, current	$(71)	$(8)	$(26)	$(13)	$(24)
Other regulatory assets, deferred	(23)	(7)	(14)	(2)	—
Other regulatory liabilities, current	72	29	19	22	2
Other regulatory liabilities, deferred	31	9	2	20	—
Total energy-related derivative gains (losses)	$9	$23	$(19)	$27	$(22)

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
For the three months ended March 31, 2023 and 2022, the pre-tax effects of cash flow and fair value hedge accounting on accumulated OCI for the applicable Registrants were as follows:

Gain (Loss) Recognized in OCI on Derivatives	For the Three Months Ended March 31,
	2023	2022
	(in millions)
Southern Company
Cash flow hedges:
Energy-related derivatives	$(45)	$42
Interest rate derivatives	(13)	9
Foreign currency derivatives	—	(28)
Fair value hedges(*):
Foreign currency derivatives	(28)	4
Total	$(86)	$27
Georgia Power
Cash flow hedges:
Interest rate derivatives	$(1)	$12
Southern Power
Cash flow hedges:
Energy-related derivatives	$(11)	$5
Foreign currency derivatives	—	(28)
Total	$(11)	$(23)
Southern Company Gas
Cash flow hedges:
Energy-related derivatives	$(34)	$37
Interest rate derivatives	1	—
Total	$(33)	$37
(*)Represents amounts excluded from the assessment of effectiveness for which the difference between changes in fair value and periodic amortization is recorded in OCI.
For the three months ended March 31, 2023, the pre-tax effects of energy-related derivatives designated as cash flow hedging instruments on accumulated OCI were immaterial for Alabama Power and Mississippi Power. There were no such instruments for Alabama Power and Mississippi Power at March 31, 2022.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
For the three months ended March 31, 2023 and 2022, the pre-tax effects of cash flow and fair value hedge accounting on income were as follows:

Location and Amount of Gain (Loss) Recognized in Income on Cash Flow and Fair Value Hedging Relationships	For the Three Months Ended March 31,
	2023	2022
	(in millions)
Southern Company
Total cost of natural gas	$898	$1,095
Gain (loss) on energy-related cash flow hedges(a)	(20)	9
Total depreciation and amortization	1,111	892
Gain (loss) on energy-related cash flow hedges(a)	(9)	2
Total interest expense, net of amounts capitalized	(582)	(462)
Gain (loss) on interest rate cash flow hedges(a)	(4)	(7)
Gain (loss) on foreign currency cash flow hedges(a)	(3)	(6)
Gain (loss) on interest rate fair value hedges(b)	43	(123)
Total other income (expense), net	147	145
Gain (loss) on foreign currency cash flow hedges(a)(c)	10	(25)
Gain (loss) on foreign currency fair value hedges	(2)	(24)
Amount excluded from effectiveness testing recognized in earnings	28	(4)
Southern Power
Total depreciation and amortization	$128	$120
Gain (loss) on energy-related cash flow hedges(a)	(9)	2
Total interest expense, net of amounts capitalized	(33)	(37)
Gain (loss) on foreign currency cash flow hedges(a)	(3)	(6)
Total other income (expense), net	2	2
Gain (loss) on foreign currency cash flow hedges(a)(c)	10	(25)
Southern Company Gas
Total cost of natural gas	$898	$1,095
Gain (loss) on energy-related cash flow hedges(a)	(20)	9
Total interest expense, net of amounts capitalized	(76)	(61)
Gain (loss) on interest rate cash flow hedges(a)	(1)	(1)
Gain (loss) on interest rate fair value hedges(b)	13	(36)
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
The pre-tax effects of cash flow and fair value hedge accounting on income for energy-related derivatives and interest rate derivatives were immaterial for the traditional electric operating companies for both periods presented.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
At March 31, 2023 and December 31, 2022, the following amounts were recorded on the balance sheets related to cumulative basis adjustments for fair value hedges:

	Carrying Amount of the Hedged Item		Cumulative Amount of Fair Value Hedging Adjustment included in Carrying Amount of the Hedged Item
Balance Sheet Location of Hedged Items	At March 31, 2023	At December 31, 2022	At March 31, 2023	At December 31, 2022
	(in millions)		(in millions)
Southern Company
Long-term debt	$(3,007)	$(2,927)	$228	$282

Southern Company Gas
Long-term debt	$(428)	$(415)	$69	$81
For the three months ended March 31, 2023 and 2022, the pre-tax effects of energy-related derivatives not designated as hedging instruments on the statements of income of Southern Company and Southern Company Gas were as follows:

		Gain (Loss)
		Three Months Ended March 31,
Derivatives in Non-Designated Hedging Relationships	Statements of Income Location	2023	2022
		(in millions)
Energy-related derivatives:	Natural gas revenues(*)	$—	$2
	Cost of natural gas	13	21
Total derivatives in non-designated hedging relationships		$13	$23
(*)Excludes immaterial gains (losses) recorded in natural gas revenues associated with weather derivatives for both periods presented.
For the three months ended March 31, 2023 and 2022, the pre-tax effects of energy-related derivatives not designated as hedging instruments were immaterial for the other Registrants.
Contingent Features
The Registrants do not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain derivatives that could require collateral, but not accelerated payment, in the event of various credit rating changes of certain Southern Company subsidiaries. Generally, collateral may be provided by a Southern Company guaranty, letter of credit, or cash. At March 31, 2023, the Registrants had no collateral posted with derivative counterparties to satisfy these arrangements.
For Southern Company and Southern Power, the fair value of interest rate derivative liabilities with contingent features and the maximum potential collateral requirements arising from the credit-risk-related contingent features, at a rating below BBB- and/or Baa3, were $73 million and $23 million, respectively, at March 31, 2023. For the traditional electric operating companies and Southern Power, energy-related derivative liabilities with contingent features and the maximum potential collateral requirements arising from the credit-risk-related contingent features, at a rating below BBB- and/or Baa3, were immaterial at March 31, 2023. The maximum potential collateral requirements arising from the credit-risk-related contingent features for the traditional electric operating companies and Southern Power include certain agreements that could require collateral in the event that one or more Southern Company power pool participants has a credit rating change to below investment grade.
Alabama Power and Southern Power maintain accounts with certain regional transmission organizations to facilitate financial derivative transactions and they may be required to post collateral based on the value of the positions in

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
these accounts and the associated margin requirements. At March 31, 2023, cash collateral posted in these accounts was $15 million for Southern Power and immaterial for Alabama Power. Southern Company Gas maintains accounts with brokers or the clearing houses of certain exchanges to facilitate financial derivative transactions. Based on the value of the positions in these accounts and the associated margin requirements, Southern Company Gas may be required to deposit cash into these accounts. At March 31, 2023, cash collateral held on deposit in broker margin accounts was $60 million.
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
Southern Company's reportable business segments are the sale of electricity by the traditional electric operating companies, the sale of electricity in the competitive wholesale market by Southern Power, and the sale of natural gas and other complementary products and services by Southern Company Gas. Revenues from sales by Southern Power to the traditional electric operating companies were $135 million and $105 million for the three months ended March 31, 2023 and 2022, respectively. Revenues from sales of natural gas from Southern Company Gas to the traditional electric operating companies and Southern Power were immaterial for both periods presented. The "All Other" column includes the Southern Company parent entity, which does not allocate operating expenses to business segments. Also, this category includes segments below the quantitative threshold for separate disclosure. These segments include providing distributed energy and resilience solutions and deploying microgrids for commercial, industrial, governmental, and utility customers, as well as investments in telecommunications and, for the three months ended March 31, 2022, leveraged lease projects. All other inter-segment revenues are not material.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Financial data for business segments and products and services for the three months ended March 31, 2023 and 2022 was as follows:

	Electric Utilities
	Traditional Electric Operating Companies	Southern Power	Eliminations	Total	Southern Company Gas	All Other	Eliminations	Consolidated
	(in millions)
Three Months Ended March 31, 2023
Operating revenues	$4,113	$508	$(138)	$4,483	$1,875	$166	$(44)	$6,480
Segment net income (loss)(a)(b)	610	102	—	712	309	(154)	(5)	862
At March 31, 2023
Goodwill	$—	$2	$—	$2	$5,015	$144	$—	$5,161
Total assets	96,223	13,134	(575)	108,782	24,222	2,606	(854)	134,756
Three Months Ended March 31, 2022
Operating revenues	$4,191	$539	$(221)	$4,509	$2,058	$123	$(42)	$6,648
Segment net income (loss)(a)	774	72	—	846	319	(125)	(8)	1,032
At December 31, 2022
Goodwill	$—	$2	$—	$2	$5,015	$144	$—	$5,161
Total assets	95,861	13,081	(659)	108,283	24,621	2,665	(678)	134,891
(a)Attributable to Southern Company.
(b)For Southern Power, includes a $16 million pre-tax gain ($12 million after tax) on the sale of spare parts.
Products and Services

	Electric Utilities' Revenues
	Retail	Wholesale	Other	Total
	(in millions)
Three Months Ended March 31, 2023	$3,599	$599	$285	$4,483
Three Months Ended March 31, 2022	3,613	664	232	4,509

	Southern Company Gas' Revenues
	Gas Distribution Operations	Gas Marketing Services	Other	Total
	(in millions)
Three Months Ended March 31, 2023	$1,610	$246	$19	$1,875
Three Months Ended March 31, 2022	1,791	243	24	2,058

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
The all other column includes segments and subsidiaries that fall below the quantitative threshold for separate disclosure, including storage and fuels operations. The all other column included a natural gas storage facility in Texas through its sale in November 2022. See Note 15 to the financial statements under "Southern Company Gas" in Item 8 of the Form 10-K for additional information, including the sale of a natural gas storage facility in California expected to be completed later in 2023.
Business segment financial data for the three months ended March 31, 2023 and 2022 was as follows:

	Gas Distribution Operations	Gas Pipeline Investments	Gas Marketing Services	Total	All Other	Eliminations	Consolidated
	(in millions)
Three Months Ended March 31, 2023
Operating revenues	$1,618	$8	$246	$1,872	$12	$(9)	$1,875
Segment net income	221	31	50	302	7	—	309
Total assets at March 31, 2023	22,223	1,583	1,596	25,402	9,598	(10,778)	24,222
Three Months Ended March 31, 2022
Operating revenues	$1,803	$8	$243	$2,054	$16	$(12)	$2,058
Segment net income	214	29	66	309	10	—	319
Total assets at December 31, 2022	22,040	1,577	1,616	25,233	8,943	(9,555)	24,621

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

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
OVERVIEW
Southern Company is a holding company that owns all of the common stock of three traditional electric operating companies (Alabama Power, Georgia Power, and Mississippi Power), Southern Power, and Southern Company Gas and owns other direct and indirect subsidiaries. The primary businesses of the Southern Company system are electricity sales by the traditional electric operating companies and Southern Power and the distribution of natural gas by Southern Company Gas. Southern Company's reportable segments are the sale of electricity by the traditional electric operating companies, the sale of electricity in the competitive wholesale market by Southern Power, and the sale of natural gas and other complementary products and services by Southern Company Gas. Southern Company Gas' reportable segments are gas distribution operations, gas pipeline investments, and gas marketing services. See Note (K) to the Condensed Financial Statements herein for additional information on segment reporting. Alabama Power, Georgia Power, and Mississippi Power each operate with one reportable business segment, since substantially all of their business is providing electric service to customers. Southern Power also operates its business with one reportable business segment, the sale of electricity in the competitive wholesale market. For additional information on the Registrants' primary business activities, see BUSINESS – "The Southern Company System" in Item 1 of the Form 10-K.
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
Recent Developments
Alabama Power
During the first three months of 2023, Alabama Power continued construction of Plant Barry Unit 8, which is expected to be placed in service in November 2023. At March 31, 2023, project expenditures associated with Plant Barry Unit 8 totaled approximately $541 million.
On March 24, 2023, Alabama Power filed Rate CNP New Plant with the Alabama PSC to recover costs associated with the acquisition of the Central Alabama Generating Station. The filing reflected an annual increase in retail revenues of $78 million effective with June 2023 billings. Through May 2023, Alabama Power expects to recover substantially all costs associated with the Central Alabama Generating Station through Rate RSE, offset by revenues from a power sales agreement.
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
On March 6, 2023, Unit 3 achieved self-sustaining nuclear fission, commonly referred to as initial criticality, and, on April 1, 2023, the generator successfully synchronized to the power grid and generated electricity for the first time. Operators continue to perform tests at various power levels to help ensure the reactor performs as designed, and Southern Nuclear continues to remediate various equipment and component issues as they are identified. Based on the expected duration of start-up testing, Unit 3 is projected to be placed in service during May or June 2023. The projected schedule for Unit 3 primarily depends on the progression of pre-operational testing and start-up,

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
which may be impacted by further equipment, component, and/or other operational challenges. Hot functional testing for Unit 4 commenced on March 20, 2023, with fuel load projected to occur in the third quarter 2023. Unit 4 is projected to be placed in service during late fourth quarter 2023 or the first quarter 2024. The projected schedule for Unit 4 primarily depends on potential impacts arising from Unit 4 testing activities overlapping with Unit 3 start-up and commissioning; maintaining overall construction productivity and production levels, particularly in subcontractor scopes of work; and maintaining appropriate levels of craft laborers. Any further delays could result in later in-service dates and cost increases.
During the first quarter 2023, established construction contingency totaling $20 million was assigned to the base capital cost forecast for costs primarily associated with additional craft and support resources.
Georgia Power and the other Vogtle Owners do not agree on the starting dollar amount for the determination of cost increases subject to the cost-sharing and tender provisions of the Global Amendments (as defined in Note (B) to the Condensed Financial Statements under "Georgia Power – Nuclear Construction – Joint Owner Contracts" herein). The other Vogtle Owners notified Georgia Power that they believe the project capital cost forecast approved by the Vogtle Owners in February 2022 triggered the tender provisions.
In June 2022 and July 2022, OPC and Dalton, respectively, notified Georgia Power of their purported exercises of their tender options. Georgia Power did not accept these purported tender exercises. In June 2022, OPC and MEAG Power each filed a separate lawsuit against Georgia Power in the Superior Court of Fulton County, Georgia seeking a declaratory judgment that the starting dollar amount is $17.1 billion and that the cost-sharing and tender provisions had been triggered. In July 2022, Georgia Power filed its answers in the lawsuits filed by MEAG Power and OPC and included counterclaims seeking a declaratory judgment that the starting dollar amount is $18.38 billion and that costs related to force majeure events are excluded prior to calculating the cost-sharing and tender provisions and when calculating Georgia Power's related financial obligations. In September 2022, Dalton filed complaints in each of these lawsuits.
Also in September 2022, Georgia Power and MEAG Power reached an agreement to resolve their dispute regarding the proper interpretation of the cost-sharing and tender provisions of the Global Amendments. Under the terms of the agreement, among other items, (i) MEAG Power will not exercise its tender option and will retain its full ownership interest in Plant Vogtle Units 3 and 4; (ii) Georgia Power will reimburse a portion of MEAG Power's costs of construction for Plant Vogtle Units 3 and 4 as such costs are incurred and with no further adjustment for force majeure costs, which payments will total approximately $92 million based on the current project capital cost forecast; and (iii) Georgia Power will reimburse 20% of MEAG Power's costs of construction with respect to any amounts over the current project capital cost forecast, with no further adjustment for force majeure costs. In October 2022, MEAG Power and Georgia Power filed a notice of settlement and voluntary dismissal of the pending litigation described above, including Georgia Power's counterclaim, and Dalton dismissed its related complaint.
Georgia Power recorded pre-tax charges to income through the fourth quarter 2022 of $407 million ($304 million after tax) associated with the cost-sharing and tender provisions of the Global Amendments, including the settlement with MEAG Power. This total is included in the total project capital cost forecast and will not be recovered from retail customers. The settlement with MEAG Power does not resolve the separate pending litigation with OPC, including Dalton's associated complaint, described above. Georgia Power may be required to record further pre-tax charges to income of up to approximately $345 million associated with the cost-sharing and tender provisions of the Global Amendments for OPC and Dalton based on the current project capital cost forecast.
Georgia Power's ownership interest in Plant Vogtle Units 3 and 4 continues to be 45.7%. Georgia Power believes the increases in the total project capital cost forecast through December 31, 2022 triggered the tender provisions, but Georgia Power disagrees with OPC and Dalton on the tender provisions trigger date. Valid notices of tender from OPC and Dalton would require Georgia Power to pay 100% of their respective remaining shares of the costs necessary to complete Plant Vogtle Units 3 and 4. Georgia Power's incremental ownership interest will be calculated and conveyed to Georgia Power after Plant Vogtle Units 3 and 4 are placed in service.

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
Fuel Cost Recovery
On February 28, 2023, Georgia Power filed a request with the Georgia PSC to increase fuel rates. On April 24, 2023, Georgia Power filed an updated request reflecting a 54% increase in fuel rates effective June 1, 2023, which is expected to increase annual billings by approximately $1.1 billion. Changes in fuel rates have no significant effect on Georgia Power's net income but do impact the related operating cash flows. Georgia Power expects the Georgia PSC to make a final decision on this matter on May 16, 2023. The ultimate outcome of this matter cannot be determined at this time. See Note (B) to the Condensed Financial Statements under "Georgia Power – Fuel Cost Recovery" herein for additional information.
RESULTS OF OPERATIONS
Southern Company
Net Income

First Quarter 2023 vs. First Quarter 2022
(change in millions)	(% change)
$(170)	(16.5)
Consolidated net income attributable to Southern Company was $0.9 billion ($0.79 per share) in the first quarter 2023 compared to $1.0 billion ($0.97 per share) for the corresponding period in 2022. The decrease was primarily due to higher depreciation and amortization, a decrease in retail electric revenues associated with milder weather in the first quarter 2023 compared to the corresponding period in 2022, and higher interest expense, partially offset by an increase in retail electric revenues associated with rates and pricing and an increase in other revenues.
Retail Electric Revenues
In the first quarter 2023, retail electric revenues were $3.60 billion compared to $3.61 billion for the corresponding period in 2022. Details of the changes in retail electric revenues were as follows:

	First Quarter 2023 vs. First Quarter 2022
	(change in millions)	(% change)
Rates and pricing	$97	2.7%
Sales growth	7	0.2
Weather	(152)	(4.2)
Fuel and other cost recovery	34	0.9
Retail electric revenues	$(14)	(0.4)%
Revenues associated with changes in rates and pricing increased in the first quarter 2023 when compared to the corresponding period in 2022. The increase was primarily due to an increase in Rate CNP Compliance revenues at Alabama Power and base tariff increases in accordance with Georgia Power's 2022 ARP. In addition, revenues associated with Rate CNP Depreciation increased $73 million and were fully offset by customer bill credits of $73 million related to the flowback of excess accumulated deferred income taxes at Alabama Power. See Note 2 to the financial statements under "Alabama Power" and "Georgia Power – Rate Plans" in Item 8 of the Form 10-K for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Revenues attributable to changes in sales increased in the first quarter 2023 when compared to the corresponding period in 2022. Weather-adjusted residential and commercial KWH sales increased 1.2% and 1.8%, respectively, in the first quarter 2023 when compared to the corresponding period in 2022 primarily due to residential customer growth and increased commercial usage. Commercial customer usage increased as customers continued their return to regular business trends. Industrial KWH sales decreased 1.6% in the first quarter 2023 when compared to the corresponding period in 2022 primarily due to a decrease in the chemicals sector, partially offset by increases in the pipeline and primary metals sectors.
Fuel and other cost recovery revenues increased $34 million in the first quarter 2023 compared to the corresponding period in 2022 primarily due to higher recoverable fuel costs. Electric rates for the traditional electric operating companies include provisions to adjust billings for fluctuations in fuel costs, including the energy component of purchased power costs. Under these provisions, fuel revenues generally equal fuel expenses, including the energy component of PPA costs, and do not affect net income. The traditional electric operating companies each have one or more regulatory mechanisms to recover other costs such as environmental and other compliance costs, storm damage, new plants, and PPA capacity costs. See Note 2 to the financial statements in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements herein for additional information.
Wholesale Electric Revenues

First Quarter 2023 vs. First Quarter 2022
(change in millions)	(% change)
$(65)	(9.8)
In the first quarter 2023, wholesale electric revenues were $599 million compared to $664 million for the corresponding period in 2022. The decrease was primarily due to a $97 million decrease in energy revenues in the first quarter 2023 as a result of fuel and purchased power price decreases when compared to the corresponding period in 2022 and a net decrease in the volume of KWHs sold primarily associated with natural gas PPAs at Southern Power. The decrease in energy revenues was partially offset by an increase in capacity revenues of $32 million in the first quarter 2023 primarily resulting from a new power sales agreement that began in July 2022 at Alabama Power and a net increase in capacity sales from natural gas PPAs at Southern Power.
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

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Other Electric Revenues

First Quarter 2023 vs. First Quarter 2022
(change in millions)	(% change)
$13	7.3
In the first quarter 2023, other electric revenues were $190 million compared to $177 million for the corresponding period in 2022. The increase was primarily due to an increase of $7 million in transmission revenues at the traditional electric operating companies and Southern Power, an increase of $6 million in outdoor lighting sales at Georgia Power, and a $4 million gain on the resale of gas at Alabama Power, partially offset by a $5 million decrease in cogeneration steam revenue primarily associated with lower natural gas prices at Alabama Power.
Natural Gas Revenues
In the first quarter 2023, natural gas revenues were $1.9 billion compared to $2.1 billion for the corresponding period in 2022. Details of the changes in natural gas revenues were as follows:

	First Quarter 2023 vs. First Quarter 2022
	(change in millions)	(% change)
Infrastructure replacement programs and rate changes	$50	2.4%
Gas costs and other cost recovery	(199)	(9.7)
Gas marketing services	(21)	(1.0)
Other	(13)	(0.6)
Natural gas revenues	$(183)	(8.9)%
Revenues from infrastructure replacement programs and rate changes at the natural gas distribution utilities increased in the first quarter 2023 compared to the corresponding period in 2022 primarily due to rate increases at the natural gas distribution utilities and continued investment in infrastructure replacement. See Note 2 to the financial statements under "Southern Company Gas – Rate Proceedings" in Item 8 of the Form 10-K for additional information.
Revenues from gas costs and other cost recovery decreased in the first quarter 2023 compared to the corresponding period in 2022 primarily due to lower natural gas cost recovery associated with the timing of natural gas purchases and the recovery of those costs from customers. Natural gas distribution rates include provisions to adjust billings for fluctuations in natural gas costs. Therefore, gas costs recovered through natural gas revenues generally equal the amount expensed in cost of natural gas and do not affect net income from the natural gas distribution utilities.
Revenues from gas marketing services decreased in the first quarter 2023 compared to the corresponding period in 2022 primarily due to lower natural gas prices and the timing of unrealized hedge losses, partially offset by higher variable price spreads in Georgia and Illinois and higher customer count in Georgia.
Other Revenues

First Quarter 2023 vs. First Quarter 2022
(change in millions)	(% change)
$81	59.6
In the first quarter 2023, other revenues were $217 million compared to $136 million for the corresponding period in 2022. The increase was primarily due to increases of $36 million related to distributed infrastructure projects at PowerSecure, $24 million in unregulated sales associated with power delivery construction and maintenance projects primarily at Georgia Power, and $15 million in unregulated sales of products and services at Alabama Power.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Fuel and Purchased Power Expenses

	First Quarter 2023 vs. First Quarter 2022
	(change in millions)	(% change)
Fuel	$(61)	(5.5)
Purchased power	10	4.3
Total fuel and purchased power expenses	$(51)
In the first quarter 2023, total fuel and purchased power expenses were $1.29 billion compared to $1.34 billion for the corresponding period in 2022. The decrease was due to a $42 million decrease in the average cost of fuel and purchased power and a $9 million net decrease in the volume of KWHs generated and purchased.
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
Details of the Southern Company system's generation and purchased power were as follows:

	First Quarter 2023	First Quarter 2022
Total generation (in billions of KWHs)(a)	44	46
Total purchased power (in billions of KWHs)	5	4
Sources of generation (percent)(a) —
Gas	54	46
Coal	15	23
Nuclear	17	17
Hydro	5	6
Wind, Solar, and Other	9	8
Cost of fuel, generated (in cents per net KWH)—
Gas(a)	3.13	3.53
Coal	4.02	3.11
Nuclear	0.71	0.72
Average cost of fuel, generated (in cents per net KWH)(a)	2.80	2.86
Average cost of purchased power (in cents per net KWH)(b)	5.50	5.58
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
Fuel
In the first quarter 2023, fuel expense was $1.05 billion compared to $1.11 billion for the corresponding period in 2022. The decrease was primarily due to a 39.1% decrease in the volume of KWHs generated by coal and an 11.3% decrease in the average cost of natural gas per KWH generated, partially offset by a 29.3% increase in the average cost of coal per KWH generated, a 16.3% increase in the volume of KWHs generated by natural gas, and a 13.9% decrease in the volume of KWHs generated by hydro.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Purchased Power
In the first quarter 2023, purchased power expense was $242 million compared to $232 million for the corresponding period in 2022. The increase was primarily due to a 1.7% increase in the volume of KWHs purchased, partially offset by a 1.4% decrease in the average cost per KWH purchased primarily due to a decrease in natural gas prices.
Energy purchases will vary depending on demand for energy within the Southern Company system's electric service territory, the market prices of wholesale energy as compared to the cost of the Southern Company system's generation, and the availability of the Southern Company system's generation.
Cost of Natural Gas

First Quarter 2023 vs. First Quarter 2022
(change in millions)	(% change)
$(197)	(18.0)
Excluding Atlanta Gas Light, which does not sell natural gas to end-use customers, natural gas distribution rates include provisions to adjust billings for fluctuations in natural gas costs. Therefore, gas costs recovered through natural gas revenues generally equal the amount expensed in cost of natural gas and do not affect net income from the natural gas distribution utilities. Cost of natural gas at the natural gas distribution utilities represented 85% of the total cost of natural gas in the first quarter 2023.
In the first quarter 2023, cost of natural gas was $0.9 billion compared to $1.1 billion for the corresponding period in 2022. The decrease reflects lower gas cost recovery as a result of a 31% decrease in natural gas prices in the first quarter 2023 compared to the corresponding period in 2022.
Cost of Other Sales

First Quarter 2023 vs. First Quarter 2022
(change in millions)	(% change)
$58	84.1
In the first quarter 2023, cost of other sales was $127 million compared to $69 million for the corresponding period in 2022. The increase was primarily due to a $29 million increase related to distributed infrastructure projects at PowerSecure and a $24 million increase from unregulated power delivery construction and maintenance projects primarily at Georgia Power.
Other Operations and Maintenance Expenses

First Quarter 2023 vs. First Quarter 2022
(change in millions)	(% change)
$(34)	(2.2)
In the first quarter 2023, other operations and maintenance expenses were $1.48 billion compared to $1.52 billion for the corresponding period in 2022. The decrease was primarily due to decreases of $45 million in storm damage recovery as authorized in Georgia Power's 2022 ARP, $44 million in generation expenses primarily associated with non-outage and scheduled outage maintenance costs, and $31 million in transmission and distribution expenses primarily related to line maintenance, partially offset by a $39 million increase in technology infrastructure and application production costs, a $25 million decrease in nuclear property insurance refunds at Georgia Power and Alabama Power, a $12 million increase in compensation and benefit expenses, and a $9 million increase related to the injuries and damages reserves at Alabama Power and Georgia Power.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Depreciation and Amortization

First Quarter 2023 vs. First Quarter 2022
(change in millions)	(% change)
$219	24.6
In the first quarter 2023, depreciation and amortization was $1.1 billion compared to $0.9 billion for the corresponding period in 2022. The increase was primarily due to an increase of $179 million resulting from higher depreciation rates at Alabama Power and Georgia Power and an increase of $26 million from additional plant in service. See Notes 2 and 5 to the financial statements under "Alabama Power" and "Depreciation and Amortization," respectively, in Item 8 of the Form 10-K for additional information.
Taxes Other Than Income Taxes

First Quarter 2023 vs. First Quarter 2022
(change in millions)	(% change)
$22	5.9
In the first quarter 2023, taxes other than income taxes were $394 million compared to $372 million for the corresponding period in 2022. The increase primarily reflects a $13 million increase in property taxes at the traditional electric operating companies and a $9 million increase in utility license taxes at Alabama Power.
Gain on Dispositions, Net

First Quarter 2023 vs. First Quarter 2022
(change in millions)	(% change)
$19	82.6
In the first quarter 2023, gain on dispositions, net was $42 million compared to $23 million for the corresponding period in 2022. The increase was primarily due to a gain on the sale of spare parts at Southern Power in 2023.
Allowance for Equity Funds Used During Construction

First Quarter 2023 vs. First Quarter 2022
(change in millions)	(% change)
$14	27.5
In the first quarter 2023, allowance for equity funds used during construction was $65 million compared to $51 million for the corresponding period in 2022. The increase was primarily associated with an increase in capital expenditures subject to AFUDC at Georgia Power and an increase in capital expenditures related to Plant Barry Unit 8 construction at Alabama Power. See Note 2 to the financial statements in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements herein under "Alabama Power – Certificates of Convenience and Necessity" for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Interest Expense, Net of Amounts Capitalized

First Quarter 2023 vs. First Quarter 2022
(change in millions)	(% change)
$120	26.0
In the first quarter 2023, interest expense, net of amounts capitalized was $582 million compared to $462 million for the corresponding period in 2022. The increase primarily reflects approximately $62 million related to higher interest rates and $39 million related to higher average outstanding borrowings. See FINANCIAL CONDITION AND LIQUIDITY – "Sources of Capital" and "Financing Activities" herein for additional information on borrowings.
Income Taxes

First Quarter 2023 vs. First Quarter 2022
(change in millions)	(% change)
$(76)	(43.9)
In the first quarter 2023, income taxes were $97 million compared to $173 million for the corresponding period in 2022. The decrease was primarily due to lower pre-tax earnings and an increase in the flowback of certain excess deferred income taxes at Alabama Power, partially offset by a decrease in the flowback of certain excess deferred income taxes at Georgia Power that ended in 2022. See Note (G) to the Condensed Financial Statements herein for additional information.
Net Loss Attributable to Noncontrolling Interests

First Quarter 2023 vs. First Quarter 2022
(change in millions)	(% change)
$(18)	(40.0)
Substantially all noncontrolling interests relate to renewable projects at Southern Power. In the first quarter 2023, net loss attributable to noncontrolling interests was $63 million compared to $45 million for the corresponding period in 2022. The increased loss was primarily due to $16 million in higher HLBV loss allocations to Southern Power's wind tax equity partners due to higher wind PTCs in 2023.
Alabama Power
Net Income

First Quarter 2023 vs. First Quarter 2022
(change in millions)	(% change)
$(92)	(26.5)
Alabama Power's net income after dividends on preferred stock in the first quarter 2023 was $255 million compared to $347 million for the corresponding period in 2022. The decrease was primarily due to an increase in depreciation rates effective January 2023, a decrease in weather-related revenues due to milder weather in Alabama Power's service territory in the first quarter 2023 compared to the corresponding period in 2022, and a decrease in customer usage. These decreases to income were partially offset by a decrease in income tax expense and an increase in Rate CNP Compliance revenues. See Note 2 to the financial statements in Item 8 of the Form 10-K under "Alabama Power" for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Retail Revenues
In both the first quarter 2023 and 2022, retail revenues were $1.38 billion. Details of the changes in retail revenues were as follows:

	First Quarter 2023 vs. First Quarter 2022
	(change in millions)	(% change)
Rates and pricing	$58	4.2%
Sales decline	(17)	(1.3)
Weather	(61)	(4.4)
Fuel and other cost recovery	22	1.6
Retail revenues	$2	0.1%
Revenues associated with changes in rates and pricing increased in the first quarter 2023 when compared to the corresponding period in 2022 primarily due to an increase in Rate CNP Compliance revenues. In addition, revenues associated with Rate CNP Depreciation increased $73 million and were fully offset by customer bill credits of $73 million related to the flowback of excess accumulated deferred income taxes. See Note 2 to the financial statements under "Alabama Power" in Item 8 of the Form 10-K for additional information.
Revenues attributable to changes in sales decreased in the first quarter 2023 when compared to the corresponding period in 2022. Weather-adjusted residential KWH sales increased 0.1% and weather-adjusted commercial KWH sales decreased 0.3% in the first quarter 2023 when compared to the corresponding period in 2022. The residential and commercial changes were primarily due to residential customer growth and a decrease in commercial usage, respectively. Industrial KWH sales decreased 2.4% primarily due to decreases in the chemicals sector, partially offset by an increase in the primary metals sector.
Fuel and other cost recovery revenues increased in the first quarter 2023 when compared to the corresponding period in 2022 primarily as a result of higher recoverable fuel costs.
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
Wholesale Revenues – Non-Affiliates

First Quarter 2023 vs. First Quarter 2022
(change in millions)	(% change)
$27	23.7
In the first quarter 2023, wholesale revenues from sales to non-affiliates were $141 million compared to $114 million for the corresponding period in 2022. The increase was primarily due to an 18.1% increase in the volume of KWH sales and a 4.8% increase in the price of energy both due to a new power sales agreement that began in July 2022.
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

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Wholesale Revenues – Affiliates

First Quarter 2023 vs. First Quarter 2022
(change in millions)	(% change)
$(46)	(70.8)
In the first quarter 2023, wholesale revenues from sales to affiliates were $19 million compared to $65 million for the corresponding period in 2022. The decrease was primarily due to a 63.5% decrease in the volume of KWH sales due to higher demand for Southern Company system lower cost generation and an 18.2% decrease in the price of energy due to lower natural gas prices.
Wholesale revenues from sales to affiliated companies will vary depending on demand and the availability and cost of generating resources at each company. These affiliate sales are made in accordance with the IIC, as approved by the FERC. Energy revenues related to these transactions do not have a significant impact on earnings since this energy is generally sold at marginal cost and energy purchases are generally offset by energy revenues through Alabama Power's energy cost recovery clause.
Other Revenues

First Quarter 2023 vs. First Quarter 2022
(change in millions)	(% change)
$15	16.5
In the first quarter 2023, other revenues were $106 million compared to $91 million for the corresponding period in 2022. The increase was primarily due to an increase of $15 million in unregulated sales of products and services and a $4 million gain on the resale of gas, partially offset by a $5 million decrease in cogeneration steam revenue primarily associated with lower natural gas prices.
Fuel and Purchased Power Expenses

	First Quarter 2023 vs. First Quarter 2022
	(change in millions)	(% change)
Fuel	$(25)	(7.5)
Purchased power – non-affiliates	34	50.7
Purchased power – affiliates	33	126.9
Total fuel and purchased power expenses	$42
In the first quarter 2023, total fuel and purchased power expenses were $468 million compared to $426 million for the corresponding period in 2022. The increase was due to a $39 million net increase related to the volume of KWHs generated and purchased and a $3 million net increase in the cost of fuel and purchased power.
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

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Details of Alabama Power's generation and purchased power were as follows:

	First Quarter 2023	First Quarter 2022
Total generation (in billions of KWHs)(a)	14	15
Total purchased power (in billions of KWHs)	3	2
Sources of generation (percent)(a) —
Coal	30	42
Nuclear	28	25
Gas	29	19
Hydro	13	14
Cost of fuel, generated (in cents per net KWH) —
Coal	3.33	2.90
Nuclear	0.67	0.67
Gas(a)	3.37	3.45
Average cost of fuel, generated (in cents per net KWH)(a)	2.49	2.36
Average cost of purchased power (in cents per net KWH)(b)	6.35	6.82
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
Fuel
In the first quarter 2023, fuel expense was $308 million compared to $333 million for the corresponding period in 2022. The decrease was primarily due to a 35.0% decrease in the volume of KWHs generated by coal and a 2.3% decrease in the average cost of natural gas per KWH generated, which excludes tolling agreements, partially offset by a 36.6% increase in the volume of KWHs generated by natural gas, a 14.8% increase in the average cost of coal per KWH generated, and a 12.8% decrease in the volume of KWHs generated by hydro facilities as a result of less rainfall in the first quarter 2023 compared to the corresponding period in 2022.
Purchased Power – Non-Affiliates
In the first quarter 2023, purchased power expense from non-affiliates was $101 million compared to $67 million for the corresponding period in 2022. The increase was primarily due to a 57.6% increase in the volume of KWHs purchased due to the availability of lower cost generation from market resources, partially offset by an 18.7% decrease in the average cost per KWH purchased due to a decrease in natural gas prices.
Energy purchases from non-affiliates will vary depending on the market prices of wholesale energy as compared to the cost of the Southern Company system's generation, demand for energy within the Southern Company system's electric service territory, and the availability of the Southern Company system's generation.
Purchased Power – Affiliates
In the first quarter 2023, purchased power expense from affiliates was $59 million compared to $26 million for the corresponding period in 2022. The increase was primarily due to an 82.5% increase in the volume of KWHs purchased due to the availability of lower cost gas generation in the Southern Company system and a 22.3% increase in the average cost per KWH purchased due to the purchase of additional capacity for reliability.
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

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Other Operations and Maintenance Expenses

First Quarter 2023 vs. First Quarter 2022
(change in millions)	(% change)
$15	3.7
In the first quarter 2023, other operations and maintenance expenses were $424 million compared to $409 million for the corresponding period in 2022. The increase was primarily due to a $14 million decrease in nuclear property insurance refunds and increases of $8 million in expenses related to unregulated products and services, $7 million in technology infrastructure and application production costs, $5 million related to the injuries and damages reserve, $4 million in employee compensation and benefits, and $3 million in bad debt expense. The increases were partially offset by a $30 million decrease in generation expenses primarily associated with planned outages and maintenance.
Depreciation and Amortization

First Quarter 2023 vs. First Quarter 2022
(change in millions)	(% change)
$130	60.5
In the first quarter 2023, depreciation and amortization was $345 million compared to $215 million for the corresponding period in 2022. The increase was primarily due to an increase in depreciation rates effective in 2023. See Notes 2 and 5 to the financial statements under "Alabama Power" and "Depreciation and Amortization," respectively, in Item 8 of the Form 10-K for additional information.
Taxes Other Than Income Taxes

First Quarter 2023 vs. First Quarter 2022
(change in millions)	(% change)
$11	10.6
In the first quarter 2023, taxes other than income taxes were $115 million compared to $104 million for the corresponding period in 2022. The increase was primarily due to an increase in utility license taxes.
Interest Expense, Net of Amounts Capitalized

First Quarter 2023 vs. First Quarter 2022
(change in millions)	(% change)
$14	15.7
In the first quarter 2023, interest expense, net of amounts capitalized was $103 million compared to $89 million for the corresponding period in 2022. The increase was primarily associated with increases of approximately $11 million related to higher average outstanding borrowings and $5 million related to higher interest rates. See FINANCIAL CONDITION AND LIQUIDITY – "Sources of Capital" herein for additional information on borrowings.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Income Taxes (Benefit)

First Quarter 2023 vs. First Quarter 2022
(change in millions)	(% change)
$(109)	N/M
In the first quarter 2023, income tax benefit was $2 million compared to income tax expense of $107 million for the corresponding period in 2022. The change was primarily due to an increase in the flowback of certain excess deferred income taxes and lower pre-tax earnings in the first quarter 2023. See Note 2 to the financial statements under "Alabama Power – Excess Accumulated Deferred Income Tax Accounting Order" in Item 8 of the Form 10-K and Note (G) to the Condensed Financial Statements herein for additional information.
Georgia Power
Net Income

First Quarter 2023 vs. First Quarter 2022
(change in millions)	(% change)
$(89)	(23.1)
Georgia Power's net income in the first quarter 2023 was $296 million compared to $385 million for the corresponding period in 2022. The decrease was primarily due to a decrease in retail revenues associated with milder weather in the first quarter 2023 compared to the corresponding period in 2022. Partially offsetting this net income reduction were the impacts of the 2022 ARP effective January 1, 2023, including increased retail rates, partially offset by higher depreciation and amortization. See Note 2 to the financial statements under "Georgia Power" in Item 8 of the Form 10-K for additional information.
Retail Revenues
In the first quarter 2023, retail revenues were $1.98 billion compared to $2.02 billion for the corresponding period in 2022. Details of the changes in retail revenues were as follows:

	First Quarter 2023 vs. First Quarter 2022
	(change in millions)	(% change)
Rates and pricing	$34	1.7%
Sales growth	23	1.1
Weather	(85)	(4.2)
Fuel cost recovery	(8)	(0.4)
Retail revenues	$(36)	(1.8)%
Revenues associated with changes in rates and pricing increased in the first quarter 2023 when compared to the corresponding period in 2022. The increase was primarily due to base tariff increases in accordance with the 2022 ARP. See Note 2 to the financial statements under "Georgia Power – Rate Plans" in Item 8 of the Form 10-K for additional information.
Revenues attributable to changes in sales increased in the first quarter 2023 when compared to the corresponding period in 2022. Weather-adjusted residential and commercial KWH sales increased 2.2% and 2.5%, respectively, primarily due to increased customer usage and customer growth. Commercial customer usage increased as customers continued their return to regular business trends. Weather-adjusted industrial KWH sales decreased 2.1% primarily due to decreases in the textile, chemical, and rubber sectors, partially offset by increases in the electronic, transportation, and pipeline sectors.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Fuel revenues and costs are allocated between retail and wholesale jurisdictions. Retail fuel cost recovery revenues decreased in the first quarter 2023 when compared to the corresponding period in 2022 due to lower fuel and purchased power costs. Electric rates include provisions to adjust billings for fluctuations in fuel costs, including the energy component of purchased power costs. Under these fuel cost recovery provisions, fuel revenues generally equal fuel expenses and do not affect net income. See Note (B) to the Condensed Financial Statements herein and Note 2 to the financial statements in Item 8 of the Form 10-K under "Georgia Power – Fuel Cost Recovery" for additional information.
Wholesale Revenues

First Quarter 2023 vs. First Quarter 2022
(change in millions)	(% change)
$(35)	(53.0)
In the first quarter 2023, wholesale revenues were $31 million compared to $66 million for the corresponding period in 2022. The decrease was primarily due to a $23 million decrease in KWH sales associated with lower market demand and a $5 million decrease related to the average cost per KWH sold due to lower Southern Company system fuel and purchased power costs.
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
Wholesale revenues from sales to affiliated companies will vary depending on demand and the availability and cost of generating resources at each company. These affiliate sales are made in accordance with the IIC, as approved by the FERC. Energy revenues related to these transactions do not have a significant impact on earnings since this energy is generally sold at marginal cost.
Other Revenues

First Quarter 2023 vs. First Quarter 2022
(change in millions)	(% change)
$39	31.2
In the first quarter 2023, other revenues were $164 million compared to $125 million for the corresponding period in 2022. The increase was primarily due to increases of $34 million in unregulated sales associated with power delivery construction and maintenance, outdoor lighting, and energy conservation projects.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Fuel and Purchased Power Expenses

	First Quarter 2023 vs. First Quarter 2022
	(change in millions)	(% change)
Fuel	$(17)	(4.1)
Purchased power – non-affiliates	(27)	(18.0)
Purchased power – affiliates	—	—
Total fuel and purchased power expenses	$(44)
In the first quarter 2023, total fuel and purchased power expenses were $731 million compared to $775 million for the corresponding period in 2022. The decrease was due to a decrease of $55 million related to the volume of KWHs generated and purchased, partially offset by a net increase of $11 million related to the average cost of fuel and purchased power.
Fuel and purchased power energy transactions do not have a significant impact on earnings since these fuel expenses are generally offset by fuel revenues through Georgia Power's fuel cost recovery mechanism. See Note (B) to the Condensed Financial Statements herein and Note 2 to the financial statements in Item 8 of the Form 10-K under "Georgia Power – Fuel Cost Recovery" for additional information.
Details of Georgia Power's generation and purchased power were as follows:

	First Quarter 2023	First Quarter 2022
Total generation (in billions of KWHs)	13	15
Total purchased power (in billions of KWHs)	8	8
Sources of generation (percent) —
Gas	55	46
Nuclear	26	24
Coal	14	25
Hydro and other	5	5
Cost of fuel, generated (in cents per net KWH) —
Gas	3.57	3.58
Nuclear	0.75	0.77
Coal	5.24	3.41
Average cost of fuel, generated (in cents per net KWH)	3.05	2.83
Average cost of purchased power (in cents per net KWH)(*)	4.52	4.81
(*)Average cost of purchased power includes fuel purchased by Georgia Power for tolling agreements where power is generated by the provider.
Fuel
In the first quarter 2023, fuel expense was $402 million compared to $419 million for the corresponding period in 2022. The decrease was primarily due to a 48.4% decrease in the volume of KWHs generated by coal, partially offset by increases of 53.7% in the average cost per KWH generated by coal and 6.4% in the volume of KWHs generated by natural gas.
Purchased Power – Non-Affiliates
In the first quarter 2023, purchased power expense from non-affiliates was $123 million compared to $150 million for the corresponding period in 2022. The decrease was primarily due to a 33.3% decrease in the volume of KWHs

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
purchased as Georgia Power and other Southern Company system units generally dispatched at a lower cost than available market resources, partially offset by a 23.6% increase in the average cost per KWH purchased primarily due to higher coal prices.
Energy purchases from non-affiliates will vary depending on the market prices of wholesale energy as compared to the cost of the Southern Company system's generation, demand for energy within the Southern Company system's electric service territory, and the availability of the Southern Company system's generation.
Purchased Power – Affiliates
Purchased power expense from affiliates was $206 million in both the first quarter 2023 and 2022 and reflects a 14.3% increase in the volume of KWHs purchased, offset by a 14.1% decrease in the average cost per KWH purchased primarily due to higher coal prices.
Energy purchases from affiliates will vary depending on the demand and the availability and cost of generating resources at each company within the Southern Company system. These purchases are made in accordance with the IIC or other contractual agreements, all as approved by the FERC.
Other Operations and Maintenance Expenses

First Quarter 2023 vs. First Quarter 2022
(change in millions)	(% change)
$(21)	(4.1)
In the first quarter 2023, other operations and maintenance expenses were $496 million compared to $517 million for the corresponding period in 2022. The decrease was primarily due to decreases of $45 million in storm damage recovery as authorized in the 2022 ARP, $25 million in distribution and transmission expenses primarily associated with line maintenance, and $14 million in generation expenses primarily due to non-outage maintenance partially offset by scheduled generation outages. These decreases were partially offset by increases of $24 million in technology infrastructure and application production costs and $20 million from unregulated power delivery construction and maintenance and energy conservation projects, as well as a $12 million decrease in nuclear property insurance refunds. See Note 2 to the financial statements under "Georgia Power – Storm Damage Recovery" in Item 8 of the Form 10-K for additional information.
Depreciation and Amortization

First Quarter 2023 vs. First Quarter 2022
(change in millions)	(% change)
$57	16.2
In the first quarter 2023, depreciation and amortization was $408 million compared to $351 million for the corresponding period in 2022. The increase was primarily due to increases of $47 million resulting from higher depreciation rates as authorized in the 2022 ARP and $14 million associated with additional plant in service. See Note 5 to the financial statements under "Depreciation and Amortization" in Item 8 of the Form 10-K for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Allowance for Equity Funds Used During Construction

First Quarter 2023 vs. First Quarter 2022
(change in millions)	(% change)
$8	25.0
In the first quarter 2023, allowance for equity funds used during construction was $40 million compared to $32 million for the corresponding period in 2022. The increase was primarily due to an increase in capital expenditures subject to AFUDC.
Interest Expense, Net of Amounts Capitalized

First Quarter 2023 vs. First Quarter 2022
(change in millions)	(% change)
$39	36.4
In the first quarter 2023, interest expense, net of amounts capitalized was $146 million compared to $107 million for the corresponding period in 2022. The increase was primarily associated with increases of approximately $21 million related to higher average outstanding borrowings and $19 million related to higher interest rates. See FINANCIAL CONDITION AND LIQUIDITY – "Sources of Capital" and "Financing Activities" herein for additional information on borrowings.
Income Taxes

First Quarter 2023 vs. First Quarter 2022
(change in millions)	(% change)
$23	76.7
In the first quarter 2023, income taxes were $53 million compared to $30 million for the corresponding period in 2022. The increase was primarily due to the flowback of certain excess deferred income taxes that ended in 2022, partially offset by lower pre-tax earnings. See Note (G) to the Condensed Financial Statements herein for additional information.
Mississippi Power
Net Income

First Quarter 2023 vs. First Quarter 2022
(change in millions)	(% change)
$16	38.1
Mississippi Power's net income in the first quarter 2023 was $58 million compared to $42 million for the corresponding period in 2022. The increase was primarily due to an increase in affiliate wholesale capacity revenues, partially offset by an increase in non-fuel operations and maintenance expenses.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Retail Revenues
In the first quarter 2023, retail revenues were $236 million compared to $217 million for the corresponding period in 2022. Details of the changes in retail revenues were as follows:

	First Quarter 2023 vs. First Quarter 2022
	(change in millions)	(% change)
Rates and pricing	$4	1.8%
Sales growth	2	1.0
Weather	(6)	(2.8)
Fuel and other cost recovery	19	8.8
Retail revenues	$19	8.8%
Revenues associated with changes in rates and pricing increased in the first quarter 2023 when compared to the corresponding period in 2022 primarily due to new PEP rates that became effective for the first billing cycle of April 2022 and ECO Plan rates that became effective for the first billing cycle of May 2022. See Note 2 to the financial statements under "Mississippi Power – Performance Evaluation Plan" and " – Environmental Compliance Overview Plan" in Item 8 of the Form 10-K for additional information.
Revenues attributable to changes in sales increased in the first quarter 2023 when compared to the corresponding period in 2022. Weather-adjusted residential KWH sales decreased 2.1% in the first quarter 2023 when compared to the corresponding period in 2022 due to a decrease in customer usage. Weather-adjusted commercial KWH sales increased 3.2% in the first quarter 2023 when compared to the corresponding period in 2022 due to an increase in customer usage. Industrial KWH sales increased 5.5% in the first quarter 2023 when compared to the corresponding period in 2022 primarily due to increases in the non-manufacturing, petroleum, and pipeline sectors, partially offset by decreases in the chemicals sector.
Fuel and other cost recovery revenues increased in the first quarter 2023 when compared to the corresponding period in 2022 primarily as a result of higher recoverable fuel costs. Recoverable fuel costs include fuel and purchased power expenses reduced by the fuel portion of wholesale revenues from energy sold to customers outside Mississippi Power's service territory. Electric rates include provisions to adjust billings for fluctuations in fuel costs, including the energy component of purchased power costs. Under these provisions, fuel revenues generally equal fuel expenses, including the energy component of purchased power costs, and do not affect net income. See Note 2 to the financial statements in Item 8 of the Form 10-K for additional information.
Wholesale Revenues – Affiliates

First Quarter 2023 vs. First Quarter 2022
(change in millions)	(% change)
$33	78.6
In the first quarter 2023, wholesale revenues from sales to affiliates were $75 million compared to $42 million for the corresponding period in 2022. The increase was due to a $29 million increase in capacity revenues resulting from an increase in pricing and volume of generation reserves and a $17 million increase associated with higher KWH sales, partially offset by a $13 million decrease associated with lower natural gas prices.
Wholesale revenues from sales to affiliated companies will vary depending on demand and the availability and cost of generating resources at each company. These affiliate sales are made in accordance with the IIC, as approved by the FERC. Energy revenues related to these transactions do not have a significant impact on earnings since this energy is generally sold at marginal cost.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Other Revenues

First Quarter 2023 vs. First Quarter 2022
(change in millions)	(% change)
$3	37.5
In the first quarter 2023, other revenues were $11 million compared to $8 million for the corresponding period in 2022. The increase was due to an increase in unregulated sales associated with power delivery construction and maintenance projects.
Fuel and Purchased Power Expenses

	First Quarter 2023 vs. First Quarter 2022
	(change in millions)	(% change)
Fuel	$21	16.7
Purchased power	(2)	(31.0)
Total fuel and purchased power expenses	$19
In the first quarter 2023, total fuel and purchased power expenses were $151 million compared to $132 million for the corresponding period in 2022. The increase was due to a $12 million increase related to the volume of KWHs generated and a $7 million increase related to the average cost of fuel and purchased power.
Fuel and purchased power energy transactions do not have a significant impact on earnings since energy expenses are generally offset by energy revenues through Mississippi Power's fuel cost recovery clause.
Details of Mississippi Power's generation and purchased power were as follows:

	First Quarter 2023	First Quarter 2022
Total generation (in millions of KWHs)	4,443	4,074
Total purchased power (in millions of KWHs)	100	120
Sources of generation (percent) –
Gas	94	92
Coal	6	8
Cost of fuel, generated (in cents per net KWH) –
Gas	3.34	3.30
Coal	5.78	3.74
Average cost of fuel, generated (in cents per net KWH)	3.51	3.34
Average cost of purchased power (in cents per net KWH)	4.10	4.54
Fuel
In the first quarter 2023, fuel expense was $147 million compared to $126 million for the corresponding period in 2022. The increase was due to a 13.6% increase in the volume of KWHs generated by natural gas, a 1.2% increase in the average cost of natural gas per KWH generated, and a 54.5% increase in the average cost of coal per KWH generated, partially offset by a 17.3% decrease in the volume of KWHs generated by coal.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Other Operations and Maintenance Expenses

First Quarter 2023 vs. First Quarter 2022
(change in millions)	(% change)
$6	7.9
In the first quarter 2023, other operations and maintenance expenses were $82 million compared to $76 million for the corresponding period in 2022. The increase was primarily due to increases of $2 million in technology infrastructure and application production costs and $2 million in unregulated power delivery construction and maintenance projects.
Income Taxes

First Quarter 2023 vs. First Quarter 2022
(change in millions)	(% change)
$5	62.5
In the first quarter 2023, income taxes were $13 million compared to $8 million for the corresponding period in 2022. The increase was primarily due to higher pre-tax earnings.
Southern Power
Net Income Attributable to Southern Power

First Quarter 2023 vs. First Quarter 2022
(change in millions)	(% change)
$30	41.7
Net income attributable to Southern Power in the first quarter 2023 was $102 million compared to $72 million for the corresponding period in 2022. The increase was primarily due to a gain on the sale of spare parts and higher income associated with tax equity partnerships.
Operating Revenues

First Quarter 2023 vs. First Quarter 2022
(change in millions)	(% change)
$(31)	(5.8)
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
Operating Revenues Details
Details of Southern Power's operating revenues were as follows:

	First Quarter 2023	First Quarter 2022
	(in millions)
PPA capacity revenues	$112	$102
PPA energy revenues	277	345
Total PPA revenues	389	447
Non-PPA revenues	108	84
Other revenues	11	8
Total operating revenues	$508	$539
In the first quarter 2023, total operating revenues were $508 million, reflecting a $31 million, or 5.8%, decrease from the corresponding period in 2022. The decrease in operating revenues was primarily due to the following:
•PPA capacity revenues increased $10 million, or 9.8%, primarily due to a net increase in MW capacity under contract from natural gas PPAs and an increase associated with a change in rates from natural gas PPAs.
•PPA energy revenues decreased $68 million, or 19.7%, primarily due to a $38 million decrease in sales under existing natural gas PPAs resulting from a $43 million decrease in the price of fuel and purchased power, partially offset by a $5 million increase in the volume of KWHs sold. Also contributing to the decrease was a $21 million decrease in sales associated with expired natural gas PPAs, net of new natural gas PPAs.
•Non-PPA revenues increased $24 million, or 28.6%, due to a $58 million increase in the volume of KWHs sold through short-term sales, largely offset by a $34 million decrease in the market price of energy.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Fuel and Purchased Power Expenses
Details of Southern Power's generation and purchased power were as follows:

	First Quarter 2023	First Quarter 2022
	(in billions of KWHs)
Generation	12.3	11.0
Purchased power	0.7	0.5
Total generation and purchased power	13.0	11.5

Total generation and purchased power (excluding solar, wind, fuel cells, and tolling agreements)	8.4	6.9
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
Details of Southern Power's fuel and purchased power expenses were as follows:

	First Quarter 2023 vs. First Quarter 2022
	(change in millions)	(% change)
Fuel	$(41)	(17.7)
Purchased power	5	23.8
Total fuel and purchased power expenses	$(36)
In the first quarter 2023, total fuel and purchased power expenses decreased $36 million, or 14.2%, compared to the corresponding period in 2022. Fuel expense decreased $41 million due to an $84 million decrease associated with the average cost of fuel, partially offset by a $43 million increase associated with the volume of KWHs generated. Purchased power expense increased $5 million due to an $11 million increase associated with the volume of KWHs purchased, largely offset by a $7 million decrease associated with the average cost of purchased power.
Depreciation and Amortization

First Quarter 2023 vs. First Quarter 2022
(change in millions)	(% change)
$8	6.7
In the first quarter 2023, depreciation and amortization was $128 million compared to $120 million for the corresponding period in 2022. The increase was primarily due to capital improvements at natural gas generating facilities.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Gain on Dispositions, Net

First Quarter 2023 vs. First Quarter 2022
(change in millions)	(% change)
$18	N/M
In the first quarter 2023, gain on dispositions, net was $20 million compared to $2 million for the corresponding period in 2022. The increase was primarily due to a $16 million gain on the sale of spare parts in 2023.
Interest Expense, Net of Amounts Capitalized

First Quarter 2023 vs. First Quarter 2022
(change in millions)	(% change)
$(4)	(10.8)
In the first quarter 2023, interest expense, net of amounts capitalized was $33 million compared to $37 million for the corresponding period in 2022. The decrease was primarily due to lower average outstanding borrowings.
Income Taxes (Benefit)

First Quarter 2023 vs. First Quarter 2022
(change in millions)	(% change)
$5	41.7
In the first quarter 2023, income tax benefit was $7 million compared to $12 million for the corresponding period in 2022. The change was primarily due to higher pre-tax earnings in 2023. See Note (G) to the Condensed Financial Statements herein for additional information.
Net Loss Attributable to Noncontrolling Interests

First Quarter 2023 vs. First Quarter 2022
(change in millions)	(% change)
$(18)	(40.0)
In the first quarter 2023, net loss attributable to noncontrolling interests was $63 million compared to $45 million for the corresponding period in 2022. The increased loss was primarily due to $16 million in higher HLBV loss allocations to wind tax equity partners due to higher wind PTCs in 2023.
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
Net Income

First Quarter 2023 vs. First Quarter 2022
(change in millions)	(% change)
$(10)	(3.1)
In the first quarter 2023, net income was $309 million compared to $319 million for the corresponding period in 2022. The decrease was primarily due to a $16 million decrease at gas marketing services primarily related to hedge losses, partially offset by a $7 million increase at gas distribution operations primarily due to rate increases and continued investment in infrastructure replacement.
Natural Gas Revenues
In the first quarter 2023, natural gas revenues were $1.9 billion compared to $2.1 billion for the corresponding period in 2022. Details of the changes in natural gas revenues were as follows:

	First Quarter 2023 vs. First Quarter 2022
	(change in millions)	(% change)
Infrastructure replacement programs and rate changes	$50	2.4%
Gas costs and other cost recovery	(199)	(9.7)
Gas marketing services	(21)	(1.0)
Other	(13)	(0.6)
Natural gas revenues	$(183)	(8.9)%
Revenues from infrastructure replacement programs and rate changes increased in the first quarter 2023 compared to the corresponding period in 2022 primarily due to rate increases at the natural gas distribution utilities and continued investment in infrastructure replacement. See Note 2 to the financial statements under "Southern Company Gas – Rate Proceedings" in Item 8 of the Form 10-K for additional information.
Revenues from gas costs and other cost recovery decreased in the first quarter 2023 compared to the corresponding period in 2022 primarily due to lower natural gas cost recovery associated with the timing of natural gas purchases and the recovery of those costs from customers. See "Cost of Natural Gas" herein for additional information. Revenue impacts from weather and customer growth are described further below.
Revenues from gas marketing services decreased in the first quarter 2023 compared to the corresponding period in 2022 primarily due to lower natural gas prices and the timing of unrealized hedge losses, partially offset by higher variable price spreads in Georgia and Illinois and higher customer count in Georgia.
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

	First Quarter			2023 vs. normal	2023 vs. 2022
	Normal(*)	2023	2022	warmer	warmer
	(in thousands)
Illinois	3,064	2,661	3,007	(13.2)%	(11.5)%
Georgia	1,329	908	1,251	(31.7)%	(27.4)%
(*)Normal represents the 10-year average from January 1, 2013 through March 31, 2022 for Illinois at Chicago Midway International Airport and for Georgia at Atlanta Hartsfield-Jackson International Airport, based on information obtained from the National Oceanic and Atmospheric Administration, National Climatic Data Center.
The following table provides the number of customers served by Southern Company Gas at March 31, 2023 and 2022:

	March 31,
	2023	2022	2023 vs. 2022
	(in thousands, except market share %)		(% change)
Gas distribution operations	4,375	4,358	0.4%
Gas marketing services
Energy customers(*)	635	598	6.2%
Market share of energy customers in Georgia	29.8%	28.7%
(*)Gas marketing services' customers are primarily located in Georgia and Illinois.
Southern Company Gas anticipates customer growth and uses a variety of targeted marketing programs to attract new customers and to retain existing customers.
Cost of Natural Gas

First Quarter 2023 vs. First Quarter 2022
(change in millions)	(% change)
$(197)	(18.0)
Excluding Atlanta Gas Light, which does not sell natural gas to end-use customers, natural gas distribution rates include provisions to adjust billings for fluctuations in natural gas costs. Therefore, gas costs recovered through natural gas revenues generally equal the amount expensed in cost of natural gas and do not affect net income from gas distribution operations. Cost of natural gas at gas distribution operations represented 85% of the total cost of natural gas in the first quarter 2023. See MANAGEMENT'S DISCUSSION AND ANALYSIS – RESULTS OF OPERATIONS – "Southern Company Gas – Cost of Natural Gas" in Item 7 of the Form 10-K and "Natural Gas Revenues" herein for additional information.
In the first quarter 2023, cost of natural gas was $0.9 billion compared to $1.1 billion for the corresponding period in 2022. The decrease reflects lower gas cost recovery as a result of a 31% decrease in natural gas prices in the first quarter 2023 compared to the corresponding period in 2022.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
The following table details the volumes of natural gas sold during both periods presented.

	First Quarter		2023 vs. 2022
	2023	2022
Gas distribution operations (mmBtu in millions)
Firm	258	304	(15.1)%
Interruptible	25	25	—
Total	283	329	(14.0)%
Gas marketing services (mmBtu in millions)
Firm:
Georgia	13	16	(18.8)%
Illinois	3	3	—
Other	5	4	25.0
Interruptible large commercial and industrial	4	4	—
Total	25	27	(7.4)%
Other Operations and Maintenance Expenses
Other operations and maintenance expenses were $305 million for both the first quarter 2023 and 2022 and reflect a $17 million increase in compensation and benefits, partially offset by a $12 million decrease in expenses passed through to customers primarily related to bad debt at gas distribution operations.
Interest Expense, Net of Amounts Capitalized

First Quarter 2023 vs. First Quarter 2022
(change in millions)	(% change)
$15	24.6
In the first quarter 2023, interest expense, net of amounts capitalized was $76 million compared to $61 million for the corresponding period in 2022. The increase primarily reflects higher interest rates and higher average outstanding debt. See FINANCIAL CONDITION AND LIQUIDITY – "Sources of Capital" and "Financing Activities" herein for additional information on borrowings.

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

	2023			2022
	Operating Revenues	Operating Expenses	Net Income	Operating Revenues	Operating Expenses	Net Income
	(in millions)			(in millions)
First Quarter
Gas distribution operations	$1,618	$1,264	$221	$1,803	$1,475	$214
Gas pipeline investments	8	3	31	8	3	29
Gas marketing services	246	175	50	243	150	66
All other	12	9	7	16	21	10
Intercompany eliminations	(9)	(5)	—	(12)	(12)	—
Consolidated	$1,875	$1,446	$309	$2,058	$1,637	$319
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
In the first quarter 2023, net income increased $7 million, or 3.3%, when compared to the corresponding period in 2022, as described further below:
•Operating revenues decreased $185 million primarily due to lower gas cost over recovery, partially offset by rate increases and continued investment in infrastructure replacement. Gas costs recovered through natural gas revenues generally equal the amount expensed in cost of natural gas.
•Operating expenses decreased $211 million primarily due to a $218 million decrease in cost of natural gas as a result of lower gas prices and lower volumes sold compared to 2022, partially offset by higher depreciation resulting from additional assets placed in service and higher compensation and benefits. The decrease in operating expenses also includes lower costs passed through directly to customers, primarily related to bad debt expenses and revenue taxes.
•Interest expense, net of amounts capitalized increased $13 million primarily due to higher interest rates and higher average outstanding debt.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Gas Pipeline Investments
Gas pipeline investments consists primarily of joint ventures in natural gas pipeline investments including SNG and Dalton Pipeline. See Note (E) to the Condensed Financial Statements under "Southern Company Gas" herein for additional information.
In the first quarter 2023, net income increased $2 million primarily due to higher earnings at SNG resulting from higher revenues primarily due to increased demand, partially offset by higher interest expense, net of amounts capitalized.
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
In the first quarter 2023, net income decreased $16 million, or 24.2%, when compared to the corresponding period in 2022 primarily due to a $25 million increase in operating expenses primarily resulting from a $22 million increase in cost of natural gas due to the timing of unrealized hedge losses, partially offset by lower gas prices and lower volumes sold. Net income also reflects a decrease of $6 million in income taxes as a result of lower pre-tax earnings.
All Other
All other includes natural gas storage businesses, a renewable natural gas business, AGL Services Company, and Southern Company Gas Capital, as well as various corporate operating expenses that are not allocated to the reportable segments and interest income (expense) associated with affiliate financing arrangements. All other included a natural gas storage facility in Texas through its sale in November 2022. See Note 15 to the financial statements under "Southern Company Gas" in Item 8 of the Form 10-K for additional information, including the sale of a natural gas storage facility in California expected to be completed later in 2023.
In the first quarter 2023, net income decreased $3 million when compared to the corresponding period in 2022. The change was primarily related to an increase in income taxes, largely offset by a decrease in operating expenses primarily related to lower depreciation in 2023.
FUTURE EARNINGS POTENTIAL
Each Registrant's results of operations are not necessarily indicative of its future earnings potential. The level of the Registrants' future earnings depends on numerous factors that affect the opportunities, challenges, and risks of the Registrants' primary businesses of selling electricity and/or distributing natural gas, as described further herein.
For the traditional electric operating companies, these factors include the ability to maintain constructive regulatory environments that allow for the timely recovery of prudently-incurred costs during a time of increasing costs, including those related to projected long-term demand growth, stringent environmental standards, including CCR rules, safety, system reliability and resiliency, fuel, restoration following major storms, and capital expenditures, including constructing new electric generating plants and expanding and improving the transmission and distribution systems; continued customer growth; and the trends of higher inflation and reduced electricity usage per customer, especially in residential and commercial markets. For Georgia Power, other major factors are completing construction and start-up of Plant Vogtle Units 3 and 4, meeting the related cost and schedule projections, and completing the related cost recovery proceedings.
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

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Global and U.S. economic conditions continue to be significantly affected by a series of demand and supply shocks that caused a global and national economic recession in 2020 and have been further impacted by the invasion of Ukraine and significant declines in labor force participation rates. The confluence of these disruptions has resulted in the highest levels of inflation globally in 40 years and driven a significant policy response by central banks across the global economy. The U.S. Federal Reserve has increased policy interest rates faster than any rate increase cycle in the last 40 years and to levels high enough to slow economic activity. These actions and impacts, including increased costs for goods and services and borrowing costs, have led to a slowing of some economic activity and a significantly increased risk of recession. Recent challenges facing small and midsize banks may tighten lending standards, cause uncertainty in the banking sector, and further reduce economic growth. Additionally, inflation remains elevated in part due to continued supply chain and labor market constraints. Electricity sales across all classes have recovered to pre-COVID-19 pandemic levels and customer growth at both the traditional electric operating companies and natural gas distribution utilities has remained strong. However, weakening economic activity increases the risk of slowing to declining energy sales. Additionally, the current economic environment has increased the uncertainty of future energy demand and operating costs. See RESULTS OF OPERATIONS herein for information on energy sales in the Southern Company system's service territory during the first three months of 2023.
The level of future earnings for Southern Power's competitive wholesale electric business depends on numerous factors including the parameters of the wholesale market and the efficient operation of its wholesale generating assets; Southern Power's ability to execute its growth strategy through the development or acquisition of renewable facilities and other energy projects while containing costs; regulatory matters; customer creditworthiness; total electric generating capacity available in Southern Power's market areas; Southern Power's ability to successfully remarket capacity as current contracts expire; renewable portfolio standards; continued availability of federal and state ITCs and PTCs, which could be impacted by future tax legislation; transmission constraints; cost of generation from units within the Southern Company power pool; and operational limitations. See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Income Tax Matters" in Item 7 of the Form 10-K for information regarding the Inflation Reduction Act's expansion of the availability of federal ITCs and PTCs.
The level of future earnings for Southern Company Gas' primary business of distributing natural gas and its complementary businesses in the gas pipeline investments and gas marketing services sectors depends on numerous factors. These factors include the natural gas distribution utilities' ability to maintain constructive regulatory environments that allow for the timely recovery of prudently-incurred costs, including those related to projected long-term demand growth, safety, system reliability and resiliency, natural gas, and capital expenditures, including expanding and improving the natural gas distribution systems; the completion and subsequent operation of ongoing infrastructure and other construction projects; customer creditworthiness; and certain policies to limit the use of natural gas, such as the potential across certain parts of the U.S. for state or municipal bans on the use of natural gas or policies designed to promote electrification. The volatility of natural gas prices has an impact on Southern Company Gas' customer rates, its long-term competitive position against other energy sources, and the ability of Southern Company Gas' gas marketing services business to capture value from locational and seasonal spreads. Additionally, changes in commodity prices, primarily driven by tight gas supplies, geopolitical events, and diminished gas production, subject a portion of Southern Company Gas' operations to earnings variability and may result in higher natural gas prices. Additional economic factors may contribute to this environment. The demand for natural gas may increase, which may cause natural gas prices to rise and drive higher volatility in the natural gas markets on a longer-term basis. Alternatively, a significant drop in oil and natural gas prices could lead to a consolidation of natural gas producers or reduced levels of natural gas production.
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
Environmental Laws and Regulations
Air Quality
On February 13, 2023, the EPA published a final rule disapproving 19 state implementation plans (SIPs), including the States of Alabama and Mississippi, under the interstate transport (good neighbor) provisions of the Clean Air Act for the 2015 Ozone National Ambient Air Quality Standards (NAAQS). On March 14, 2023 and March 15, 2023, the State of Mississippi and Mississippi Power, respectively, challenged the EPA's disapproval of the Mississippi SIP in the U.S. Court of Appeals for the Fifth Circuit. On April 13, 2023 and April 14, 2023, the State of Alabama and Alabama Power, respectively, challenged the EPA's disapproval of the Alabama SIP in the U.S. Court of Appeals for the Eleventh Circuit. The ultimate impact of these cases cannot be determined at this time. As a result of the SIP disapprovals, on March 15, 2023, the EPA released the prepublication version of the 2015 Ozone NAAQS Good Neighbor federal implementation plan with initial compliance expected to begin in May 2023. The ultimate impact of the rule cannot be determined at this time; however, it will likely result in increased compliance costs for the traditional electric operating companies.
Water Quality
On March 29, 2023, the EPA published a proposed ELG Supplemental Rule revising certain effluent limits of the 2020 and 2015 ELG rules. The proposal imposes more stringent requirements for flue gas desulfurization wastewater, bottom ash transport water, and combustion residual leachate to be met no later than December 31, 2029. The EPA is also proposing that a limited number of facilities already achieving compliance with the 2020 ELG Reconsideration Rule be allowed to elect retirement or repowering by December 31, 2032 as opposed to meeting the new more stringent requirements. The proposal maintains the 2020 ELG Reconsideration Rule's permanent cessation of coal combustion subcategory allowing units to continue to operate until the end of 2028 without having to install additional technologies. A final rule is anticipated in 2024. The ultimate impact of this proposal cannot be determined at this time; however, it may result in significant compliance costs.

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
For the traditional electric operating companies, major generation construction projects are subject to state PSC approval in order to be included in retail rates. The largest construction project currently underway in the Southern Company system is Plant Vogtle Units 3 and 4. See Note (B) to the Condensed Financial Statements under "Georgia Power – Nuclear Construction" herein for additional information. Also see Note 2 to the financial statements in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements herein under "Alabama Power – Certificates of Convenience and Necessity" for information regarding Alabama Power's construction of Plant Barry Unit 8.
Southern Company Gas is engaged in various infrastructure improvement programs designed to update or expand the natural gas distribution systems of the natural gas distribution utilities to improve reliability and resiliency, reduce emissions, and meet operational flexibility and growth. The natural gas distribution utilities recover their investment and a return associated with these infrastructure programs through their regulated rates. See Note 2 to the financial statements in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements herein under "Southern Company Gas" for additional information on Southern Company Gas' construction program.
See FINANCIAL CONDITION AND LIQUIDITY – "Cash Requirements" herein for additional information regarding the Registrants' capital requirements for their construction programs.
Southern Power's Power Sales Agreements
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Southern Power's Power Sales Agreements" in Item 7 of the Form 10-K for additional information.
At March 31, 2023, Southern Power's average investment coverage ratio for its generating assets, including those owned with various partners, based on the ratio of investment under contract to total investment using the respective facilities' net book value (or expected in-service value for facilities under construction) as the investment amount was 96% through 2027 and 90% through 2032, with an average remaining contract duration of approximately 12 years.
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
FINANCIAL CONDITION AND LIQUIDITY
Overview
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Overview" in Item 7 of the Form 10-K for additional information. The financial condition of each Registrant remained stable at March 31, 2023. The Registrants intend to continue to monitor their access to short-term and long-term capital markets as well as their bank credit arrangements to meet future capital and liquidity needs. See "Cash Requirements," "Sources of Capital," and "Financing Activities" herein for additional information.
At the end of the first quarter 2023, the market price of Southern Company's common stock was $69.58 per share (based on the closing price as reported on the NYSE) and the book value was $28.00 per share, representing a market-to-book ratio of 249%, compared to $71.41, $27.93, and 256%, respectively, at the end of 2022. Southern Company's common stock dividend for the first quarter 2023 was $0.68 per share compared to $0.66 per share in the first quarter 2022.
Cash Requirements
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Cash Requirements" in Item 7 of the Form 10-K for a description of the Registrants' significant cash requirements.
The Registrants' significant cash requirements include estimated capital expenditures associated with their construction programs and, for the traditional electric operating companies, operating cash flows related to fuel cost under recovery. The fuel cost under recovery balances are primarily the result of higher than forecasted prices for natural gas and purchased power. See Note (B) to the Condensed Financial Statements herein under "Georgia Power – Fuel Cost Recovery" for additional information.
The construction programs are subject to periodic review and revision, and actual construction costs may vary from these estimates because of numerous factors. These factors include: changes in business conditions; changes in load projections; changes in environmental laws and regulations; the outcome of any legal challenges to environmental rules; changes in electric generating plants, including unit retirements and replacements and adding or changing fuel sources at existing electric generating units, to meet regulatory requirements; changes in FERC rules and regulations; state regulatory agency approvals; changes in the expected environmental compliance program; changes in legislation and/or regulation; the cost, availability, and efficiency of construction labor, equipment, and materials; project scope and design changes; abnormal weather; delays in construction due to judicial or regulatory action; storm impacts; and the cost of capital. The continued impacts of the COVID-19 pandemic could also impair the ability to develop, construct, and operate facilities, as discussed further in Item 1A of the Form 10-K. In addition, there can be no assurance that costs related to capital expenditures and AROs will be fully recovered. Additionally, expenditures associated with Southern Power's planned acquisitions may vary due to market opportunities and the execution of its growth strategy. See Note 15 to the financial statements under "Southern Power" in Item 8 of the Form 10-K for additional information regarding Southern Power's plant acquisitions and construction projects.

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
Long-term debt maturities and the interest payable on long-term debt each represent a significant cash requirement for the Registrants. See "Financing Activities" herein for information on changes in the Registrants' long-term debt balances since December 31, 2022.
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
The Subsidiary Registrants plan to obtain the funds to meet their future capital needs from sources similar to those they used in the past, which were primarily from operating cash flows, external securities issuances, borrowings from financial institutions, and equity contributions from Southern Company. Operating cash flows provide a substantial portion of the Registrants' cash needs. In addition, Southern Power plans to utilize tax equity partnership contributions (as discussed further herein). Georgia Power intends to continue utilizing short-term floating rate bank loans and commercial paper issuances to fund operating cash flows related to fuel cost under recovery.
The amount, type, and timing of any financings in 2023, as well as in subsequent years, will be contingent on investment opportunities and the Registrants' capital requirements and will depend upon prevailing market conditions, regulatory approvals (for certain of the Subsidiary Registrants), and other factors. See "Cash Requirements" and "Financing Activities" herein for additional information.
Southern Power utilizes tax equity partnerships as one of its financing sources, where the tax partner takes significantly all of the federal tax benefits. These tax equity partnerships are consolidated in Southern Power's financial statements and are accounted for using HLBV methodology to allocate partnership gains and losses. During the three months ended March 31, 2023, Southern Power obtained tax equity funding for existing tax equity partnerships totaling $21 million. See Note 1 to the financial statements under "General" in Item 8 of the Form 10-K for additional information.
By regulation, Nicor Gas is restricted, to the extent of its retained earnings balance, in the amount it can dividend or loan to affiliates and is not permitted to make money pool loans to affiliates. At March 31, 2023, the amount of subsidiary retained earnings restricted to dividend totaled $1.6 billion. This restriction did not impact Southern Company Gas' ability to meet its cash obligations, nor does management expect such restriction to materially impact Southern Company Gas' ability to meet its currently anticipated cash obligations.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Certain Registrants' current liabilities frequently exceed their current assets because of long-term debt maturities and the periodic use of short-term debt as a funding source, as well as significant seasonal fluctuations in cash needs. The Registrants generally plan to refinance long-term debt as it matures. The following table shows the amount by which current liabilities exceeded current assets at March 31, 2023 for the applicable Registrants:

At March 31, 2023	Southern Company	Georgia Power	Mississippi Power	Southern Company Gas
	(in millions)
Current liabilities in excess of current assets	$4,338	$2,820	$91	$355
The Registrants believe the need for working capital can be adequately met by utilizing operating cash flows, as well as commercial paper, lines of credit, and short-term bank notes, as market conditions permit. In addition, under certain circumstances, the Subsidiary Registrants may utilize equity contributions and/or loans from Southern Company.
Bank Credit Arrangements
At March 31, 2023, the Registrants' unused committed credit arrangements with banks were as follows:

At March 31, 2023	Southern Company parent	Alabama Power	Georgia Power	Mississippi Power	Southern Power(a)	Southern Company Gas(b)	SEGCO	Southern Company
	(in millions)
Unused committed credit	$1,998	$1,250	$1,726	$225	$587	$1,748	$30	$7,564
(a)At March 31, 2023, Southern Power also had two continuing letters of credit facilities for standby letters of credit, of which $25 million was unused. Southern Power's subsidiaries are not parties to its bank credit arrangements or letter of credit facilities.
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
A portion of the unused credit with banks is allocated to provide liquidity support to the revenue bonds of the traditional electric operating companies and the commercial paper programs of the Registrants, Nicor Gas, and SEGCO. The amount of variable rate revenue bonds of the traditional electric operating companies outstanding requiring liquidity support at March 31, 2023 was approximately $1.7 billion (comprised of approximately $789 million at Alabama Power, $819 million at Georgia Power, and $69 million at Mississippi Power). In addition, at March 31, 2023, Alabama Power and Georgia Power had approximately $120 million and $285 million, respectively, of fixed rate revenue bonds outstanding that are required to be remarketed within the next 12 months.
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

	Short-term Debt at March 31, 2023		Short-term Debt During the Period(*)
	Amount Outstanding	Weighted Average Interest Rate	Average Amount Outstanding	Weighted Average Interest Rate	Maximum Amount Outstanding
	(in millions)		(in millions)		(in millions)
Southern Company	$2,554	5.5%	$2,753	5.2%	$3,270
Alabama Power	170	5.1	83	4.8	230
Georgia Power	1,965	5.5	1,671	5.3	2,025
Mississippi Power	126	5.6	49	5.1	136
Southern Power	165	5.6	179	5.1	267
Southern Company Gas:
Southern Company Gas Capital	$120	5.6%	$215	4.9%	$297
Nicor Gas	—	—	239	4.8	483
Southern Company Gas Total	$120	5.6%	$454	4.9%
(*)Average and maximum amounts are based upon daily balances during the three-month period ended March 31, 2023.
Analysis of Cash Flows
Net cash flows provided from (used for) operating, investing, and financing activities for the three months ended March 31, 2023 and 2022 are presented in the following table:

Net cash provided from (used for):	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Three Months Ended March 31, 2023
Operating activities	$844	$30	$(53)	$(3)	$135	$978
Investing activities	(2,118)	(509)	(1,117)	(117)	4	(379)
Financing activities	454	219	850	79	(146)	(593)

Three Months Ended March 31, 2022
Operating activities	$1,592	$154	$361	$(16)	$117	$1,024
Investing activities	(1,555)	(365)	(809)	(68)	(37)	(271)
Financing activities	(193)	504	441	32	(76)	(768)
Fluctuations in cash flows from financing activities vary from year to year based on capital needs and the maturity or redemption of securities.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Southern Company
Net cash provided from operating activities decreased $0.7 billion for the three months ended March 31, 2023 as compared to the corresponding period in 2022 primarily due to the timing of vendor payments and the timing of fossil fuel stock purchases, partially offset by increased fuel cost recovery and the timing of customer receivable collections.
The net cash used for investing activities for the three months ended March 31, 2023 was primarily related to the Subsidiary Registrants' construction programs.
The net cash provided from financing activities for the three months ended March 31, 2023 was primarily related to net issuances of long-term debt, partially offset by common stock dividend payments.
Alabama Power
Net cash provided from operating activities decreased $124 million for the three months ended March 31, 2023 as compared to the corresponding period in 2022 primarily due to the timing of vendor payments and fuel stock purchases, partially offset by increased fuel cost recovery.
The net cash used for investing activities for the three months ended March 31, 2023 was primarily related to gross property additions, including approximately $23 million related to the construction of Plant Barry Unit 8. See Note (B) to the Condensed Financial Statements under "Alabama Power" herein for additional information.
The net cash provided from financing activities for the three months ended March 31, 2023 was primarily related to capital contributions from Southern Company and an increase in short-term borrowings, partially offset by common stock dividend payments.
Georgia Power
Net cash used for operating activities increased $414 million for the three months ended March 31, 2023 as compared to the corresponding period in 2022 primarily due to the timing of vendor payments, higher payments for property taxes and municipal franchise fees, and the timing of fossil fuel stock purchases, partially offset by the timing of customer receivable collections.
The net cash used for investing activities for the three months ended March 31, 2023 was primarily related to gross property additions, including a total of approximately $225 million related to the construction of Plant Vogtle Units 3 and 4. See Note (B) to the Condensed Financial Statements under "Georgia Power – Nuclear Construction" herein for additional information on construction of Plant Vogtle Units 3 and 4.
The net cash provided from financing activities for the three months ended March 31, 2023 was primarily related to capital contributions from Southern Company, a net increase in short-term borrowings, and reofferings of pollution control revenue bonds, partially offset by common stock dividend payments.
Mississippi Power
Net cash used for operating activities decreased $13 million for the three months ended March 31, 2023 as compared to the corresponding period in 2022 primarily due to the timing of customer receivable collections, partially offset by the timing of vendor payments.
The net cash used for investing activities for the three months ended March 31, 2023 was primarily related to gross property additions.
The net cash provided from financing activities for the three months ended March 31, 2023 was primarily related to an increase in short-term borrowings, partially offset by common stock dividend payments.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Southern Power
Net cash provided from operating activities increased $18 million for the three months ended March 31, 2023 as compared to the corresponding period in 2022 primarily due to the timing of customer receivable collections, partially offset by the timing of vendor payments.
The net cash provided from investing activities for the three months ended March 31, 2023 was primarily related to the sale of equity method investments in wind and battery energy storage projects, partially offset by ongoing construction activities.
The net cash used for financing activities for the three months ended March 31, 2023 was primarily related to common stock dividend payments, net repayments of short-term debt, and net distributions to noncontrolling interests.
Southern Company Gas
Net cash provided from operating activities decreased $46 million for the three months ended March 31, 2023 as compared to the corresponding period in 2022 primarily due to lower gas cost recovery, timing of vendor payments, and a change in natural gas for sale, net of temporary LIFO liquidation due to use of stored natural gas, partially offset by the timing of customer receivable collections.
The net cash used for investing activities for the three months ended March 31, 2023 was primarily related to construction of transportation and distribution assets recovered through base rates and infrastructure investment recovered through replacement programs at gas distribution operations.
The net cash used for financing activities for the three months ended March 31, 2023 was primarily related to repayment of short-term debt and common stock dividend payments, partially offset by capital contributions from Southern Company.
Significant Balance Sheet Changes
Southern Company
Significant balance sheet changes for the three months ended March 31, 2023 included:
•an increase of $1.5 billion in long-term debt (including securities due within one year) related to new issuances;
•a decrease of $1.2 billion in accounts payable primarily related to the timing of vendor payments;
•an increase of $1.1 billion in total property, plant, and equipment primarily related to the Subsidiary Registrants' construction programs;
•a decrease of $0.9 billion in cash and cash equivalents, as discussed further under "Analysis of Cash Flows – Southern Company" herein;
•a decrease of $0.5 billion in accrued compensation due to the timing of payments;
•an increase of $0.5 billion in accumulated deferred income taxes primarily related to the expected utilization of ITCs in 2023, as well as an increase in property-related timing differences; and
•a decrease of $0.4 billion in unbilled revenues primarily related to seasonality.
See "Financing Activities" herein and Notes (B), (F), and (G) to the Condensed Financial Statements herein for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Alabama Power
Significant balance sheet changes for the three months ended March 31, 2023 included:
•an increase of $300 million in common stockholder's equity primarily due to capital contributions from Southern Company, partially offset by dividends paid to Southern Company;
•a decrease of $261 million in other accounts payable primarily due to the timing of vendor payments;
•a decrease of $260 million in cash and cash equivalents, as discussed further under "Analysis of Cash Flows – Alabama Power" herein;
•a decrease of $201 million in affiliated accounts payable due to the timing of payments to affiliates; and
•an increase of $170 million in notes payable primarily due to an increase in commercial paper borrowings.
Georgia Power
Significant balance sheet changes for the three months ended March 31, 2023 included:
•an increase of $861 million in total property, plant, and equipment primarily related to the construction of generation, transmission, and distribution facilities, including $270 million for Plant Vogtle Units 3 and 4;
•an increase of $585 million in common stockholder's equity primarily due to capital contributions from Southern Company and net income, partially offset by dividends paid to Southern Company;
•an increase of $365 million in notes payable primarily due to an increase in commercial paper;
•a decrease of $364 million in cash and cash equivalents, as discussed further under "Analysis of Cash Flows – Georgia Power" herein;
•a decrease of $322 million in affiliated accounts payable due to the timing of payments to affiliates;
•a decrease of $286 million in accrued taxes primarily related to payments for municipal franchise fees and property taxes; and
•an increase of $210 million in long-term debt (including securities due within one year) primarily due to reofferings of pollution control revenue bonds.
See "Financing Activities – Georgia Power" herein and Note (B) to the Condensed Financial Statements herein under "Georgia Power – Nuclear Construction" for additional information.
Mississippi Power
Significant balance sheet changes for the three months ended March 31, 2023 included:
•an increase of $126 million in notes payable due to an increase in short-term borrowings;
•a decrease of $62 million in accrued taxes primarily due to the payment of ad valorem taxes;
•decreases of $56 million in affiliated receivables and $52 million in affiliated accounts payable primarily due to fluctuations in affiliate sales/purchases and the timing of payments;
•an increase of $48 million in total property, plant, and equipment primarily related to the construction of transmission and distribution facilities; and
•a decrease of $41 million in cash and cash equivalents, as discussed further under "Analysis of Cash Flows – Mississippi Power" herein.
See "Financing Activities – Mississippi Power" herein for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Southern Power
Significant balance sheet changes for the three months ended March 31, 2023 included:
•increases of $302 million in accumulated deferred income tax liabilities and $286 million in prepaid income taxes primarily related to the expected utilization of ITCs in 2023 and
•a decrease of $120 million in total property, plant, and equipment primarily due to continued depreciation of assets.
See Note (G) to the Condensed Financial Statements herein for additional information.
Southern Company Gas
Significant balance sheet changes for the three months ended March 31, 2023 included:
•a decrease of $648 million in notes payable due to repayments of short-term debt and commercial paper borrowings;
•an increase of $356 million in common stockholder's equity related to net income and capital contributions from Southern Company, partially offset by dividends paid to Southern Company;
•a decrease of $340 million in other accounts payable due to seasonality and the timing of vendor payments;
•a decrease of $268 million in total accounts receivable primarily related to a decrease of $235 million in unbilled revenues as a result of seasonality;
•a decrease of $222 million in natural gas for sale primarily due to the use of stored natural gas; and
•an increase of $208 million in total property, plant, and equipment primarily related to the construction of transportation and distribution assets and additional infrastructure investment.
See "Financing Activities – Southern Company Gas" herein and Note (B) to the Condensed Financial Statements herein for additional information.
Financing Activities
The following table outlines the Registrants' long-term debt financing activities for the first three months of 2023:

	Issuances/Reofferings			Maturities and Redemptions
Company	Senior Notes	Revenue Bonds	Other Long-Term Debt	Other Long- Term Debt(*)
	(in millions)
Southern Company parent	$1,725	$—	$—	$550
Alabama Power	—	—	16	—
Georgia Power	—	229	—	22
Southern Company Gas	—	—	8	—
Other	—	—	—	3
Southern Company	$1,725	$229	$24	$575
(*)Includes reductions in finance lease obligations resulting from cash payments under finance leases and, for Georgia Power, principal amortization payments totaling $21 million for FFB borrowings. See Note 8 to the financial statements under "Long-term Debt – DOE Loan Guarantee Borrowings" in Item 8 of the Form 10-K for additional information.
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
Southern Company
During the first three months of 2022, Southern Company issued approximately 1.6 million shares of common stock primarily through employee equity compensation plans and received proceeds of approximately $15 million.
In January 2023, Southern Company redeemed all $550 million aggregate principal amount of its Series 2016B Junior Subordinated Notes due March 15, 2057.
In February 2023, Southern Company issued $1.5 billion aggregate principal amount of its Series 2023A 3.875% Convertible Senior Notes due December 15, 2025 (Series 2023A Convertible Senior Notes) in a private offering. In March 2023, Southern Company issued an additional $225 million aggregate principal amount of the Series 2023A Convertible Senior Notes upon the exercise by the initial purchasers of their over-allotment option. See Note (F) to the Condensed Financial Statements under "Convertible Senior Notes" herein for additional information.
Alabama Power
During the first quarter 2023, a subsidiary of Alabama Power borrowed $16 million under a $39 million long-term floating rate bank loan entered into in December 2022 with a maturity date of December 12, 2029.
Georgia Power
In March 2023, Georgia Power reoffered to the public the following pollution control revenue bonds that previously had been purchased and were held by Georgia Power at December 31, 2022:
•approximately $28 million aggregate principal amount of Development Authority of Monroe County (Georgia) Pollution Control Revenue Bonds (Georgia Power Company Plant Scherer Project), Second Series 2006;
•approximately $89 million aggregate principal amount of Development Authority of Monroe County (Georgia) Pollution Control Revenue Bonds (Georgia Power Company Plant Scherer Project), Second Series 2009;
•approximately $49 million aggregate principal amount of Development Authority of Monroe County (Georgia) Pollution Control Revenue Bonds (Georgia Power Company Plant Scherer Project), First Series 2012;
•approximately $18 million aggregate principal amount of Development Authority of Monroe County (Georgia) Pollution Control Revenue Bonds (Georgia Power Company Plant Scherer Project), First Series 2013; and
•$46 million aggregate principal amount of Development Authority of Burke County (Georgia) Pollution Control Revenue Bonds (Georgia Power Company Plant Vogtle Project), First Series 1996.
Also in March 2023, Georgia Power borrowed $100 million pursuant to a short-term uncommitted bank credit arrangement bearing interest at a mutually agreed upon rate and payable on demand. Subsequent to March 31, 2023, Georgia Power borrowed an additional $150 million under the arrangement.
Also in March 2023, Georgia Power repaid at maturity a $200 million short-term floating rate bank loan entered into in March 2022.
Subsequent to March 31, 2023, Georgia Power repaid at maturity $100 million aggregate principal amount of its Series N 5.750% Senior Notes.
Also subsequent to March 31, 2023, Georgia Power repaid at maturity a $200 million short-term floating rate bank loan entered into in April 2022.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Mississippi Power
In March 2023, Mississippi Power borrowed $50 million of short-term debt pursuant to its $125 million revolving credit arrangement bearing interest based on term SOFR.
Southern Power
In January 2023, Southern Power borrowed $100 million pursuant to a short-term uncommitted bank credit arrangement bearing interest at a mutually agreed upon rate and payable on demand.
Southern Company Gas
In February 2023, Nicor Gas repaid its $150 million and $50 million short-term floating rate bank loans entered into in February 2022 and March 2022, respectively.
Credit Rating Risk
At March 31, 2023, the Registrants did not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade.
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
The maximum potential collateral requirements under these contracts at March 31, 2023 were as follows:

Credit Ratings	Southern Company(*)	Alabama Power	Georgia Power	Mississippi Power	Southern Power(*)	Southern Company Gas
	(in millions)
At BBB and/or Baa2	$33	$1	$—	$—	$32	$—
At BBB- and/or Baa3	407	2	60	1	345	—
At BB+ and/or Ba1 or below	2,086	422	937	320	1,233	69
(*)Southern Power has PPAs that could require collateral, but not accelerated payment, in the event of a downgrade of Southern Power's credit. The PPAs require credit assurances without stating a specific credit rating. The amount of collateral required would depend upon actual losses resulting from a credit downgrade. Southern Power had $106 million of cash collateral posted related to PPA requirements at March 31, 2023.
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

    Table of Contents                                Index to Financial Statements
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
During the three months ended March 31, 2023, there were no material changes to Southern Company's, Alabama Power's, Georgia Power's, Mississippi Power's, Southern Power's, or Southern Company Gas' disclosures about market risk. For an in-depth discussion of each Registrant's market risks, see MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Market Price Risk" in Item 7 of the Form 10-K and Note 1 to the financial statements under "Financial Instruments" and Notes 13 and 14 to the financial statements in Item 8 of the Form 10-K, as well as Notes (I) and (J) to the Condensed Financial Statements herein.
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
(b)    Changes in internal control over financial reporting.
There have been no changes in Southern Company's, Alabama Power's, Georgia Power's, Mississippi Power's, Southern Power's, or Southern Company Gas' internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the first quarter 2023 that have materially affected or are reasonably likely to materially affect Southern Company's, Alabama Power's, Georgia Power's, Mississippi Power's, Southern Power's, or Southern Company Gas' internal control over financial reporting.

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
Twenty-Seventh Supplemental Indenture to Senior Note Indenture dated as of February 28, 2023, providing for the issuance of the Series 2023A Convertible Senior Notes due December 15, 2025. (Designated in Form 8-K dated February 28, 2023, File No. 1-3526, as Exhibit 4.2.)

(24) Power of Attorney and Resolutions

Southern Company

	(a)	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2022, File No. 1-3526 as Exhibit 24(a)1.)

Alabama Power

	(b)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2022, File No. 1-3164 as Exhibit 24(b)1.)

*	(b)2	-	Power of Attorney of Moses H. Feagin.

Georgia Power

	(c)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2022, File No. 1-6468 as Exhibit 24(c)1.)

*	(c)2	-	Power of Attorney of Kimberly S. Greene.

Mississippi Power

	(d)	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2022, File No. 001-11229 as Exhibit 24(d)1.)

Southern Power

	(e)	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2022, File No. 001-37803 as Exhibit 24(e)1.)

Southern Company Gas

	(f)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2022, File No. 1-14174 as Exhibit 24(f)1.)

*	(f)2	-	Power of Attorney of James Y. Kerr II.

    Table of Contents                                Index to Financial Statements

(31) Section 302 Certifications

Southern Company

*	(a)1	-	Certificate of Southern Company's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(a)2	-	Certificate of Southern Company's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Alabama Power

*	(b)1	-	Certificate of Alabama Power's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(b)2	-	Certificate of Alabama Power's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Georgia Power

*	(c)1	-	Certificate of Georgia Power's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(c)2	-	Certificate of Georgia Power's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Mississippi Power

*	(d)1	-	Certificate of Mississippi Power's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(d)2	-	Certificate of Mississippi Power's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Southern Power

*	(e)1	-	Certificate of Southern Power Company's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(e)2	-	Certificate of Southern Power Company's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Southern Company Gas

*	(f)1	-	Certificate of Southern Company Gas' Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(f)2	-	Certificate of Southern Company Gas' Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(32) Section 906 Certifications

Southern Company

*	(a)	-	Certificate of Southern Company's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Alabama Power

*	(b)	-	Certificate of Alabama Power's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Georgia Power

*	(c)	-	Certificate of Georgia Power's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

    Table of Contents                                Index to Financial Statements

Mississippi Power

*	(d)	-	Certificate of Mississippi Power's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Southern Power

*	(e)	-	Certificate of Southern Power Company's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Southern Company Gas

*	(f)	-	Certificate of Southern Company Gas' Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

(101) Interactive Data Files

*	INS	-	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
*	SCH	-	Inline XBRL Taxonomy Extension Schema Document
*	CAL	-	Inline XBRL Taxonomy Calculation Linkbase Document
*	DEF	-	Inline XBRL Definition Linkbase Document
*	LAB	-	Inline XBRL Taxonomy Label Linkbase Document
*	PRE	-	Inline XBRL Taxonomy Presentation Linkbase Document

(104) Cover Page Interactive Data File
*			Formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.

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
Date: April 26, 2023

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

ALABAMA POWER COMPANY

By	J. Jeffrey Peoples
Chairman, President, and Chief Executive Officer
(Principal Executive Officer)

By	Moses H. Feagin
Executive Vice President, Chief Financial Officer, and Treasurer
(Principal Financial Officer)

By	/s/ Melissa K. Caen
(Melissa K. Caen, Attorney-in-fact)
Date: April 26, 2023

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
Date: April 26, 2023

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

MISSISSIPPI POWER COMPANY

By	Anthony L. Wilson
Chairman, President, and Chief Executive Officer
(Principal Executive Officer)

By	Matthew P. Grice
Vice President, Chief Financial Officer, and Treasurer
(Principal Financial Officer)

By	/s/ Melissa K. Caen
(Melissa K. Caen, Attorney-in-fact)
Date: April 26, 2023

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
Date: April 26, 2023

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

SOUTHERN COMPANY GAS

By	James Y. Kerr II
Chairman, President, and Chief Executive Officer
(Principal Executive Officer)

By	Grace A. Kolvereid
Executive Vice President, Chief Financial Officer, and Treasurer
(Principal Financial Officer)

By	/s/ Melissa K. Caen
(Melissa K. Caen, Attorney-in-fact)
Date: April 26, 2023