Form 10-Q
period 2023-06-30
SOUTHERN CO; GEORGIA POWER CO; SOUTHERN POWER CO; SOUTHERN CO GAS; ALABAMA POWER CO; MISSISSIPPI POWER CO
filed 2023-08-03
CIK 92122, 41091, 1160661, 1004155, 3153, 66904

    Table of Contents                                Index to Financial Statements
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR
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

Registrant	Description of Common Stock	Shares Outstanding at June 30, 2023
The Southern Company	Par Value $5 Per Share	1,090,546,579
Alabama Power Company	Par Value $40 Per Share	30,537,500
Georgia Power Company	Without Par Value	9,261,500
Mississippi Power Company	Without Par Value	1,121,000
Southern Power Company	Par Value $0.01 Per Share	1,000
Southern Company Gas	Par Value $0.01 Per Share	100
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

    Table of Contents                                Index to Financial Statements

    Table of Contents                                Index to Financial Statements

DEFINITIONS

Term	Meaning
2022 ARP	Alternate Rate Plan approved by the Georgia PSC in 2022 for Georgia Power for the years 2023 through 2025
AFUDC	Allowance for funds used during construction
Alabama Power	Alabama Power Company
Amended and Restated Loan Guarantee Agreement	Loan guarantee agreement entered into by Georgia Power with the DOE in 2014, as amended and restated in March 2019, under which the proceeds of borrowings may be used to reimburse Georgia Power for Eligible Project Costs incurred in connection with its construction of Plant Vogtle Units 3 and 4
ARO	Asset retirement obligation
Atlanta Gas Light	Atlanta Gas Light Company, a wholly-owned subsidiary of Southern Company Gas
Bechtel	Bechtel Power Corporation, the primary contractor for the remaining construction activities for Plant Vogtle Units 3 and 4
Bechtel Agreement	The 2017 construction completion agreement between the Vogtle Owners and Bechtel
CCR	Coal combustion residuals
CCR Rule	Disposal of Coal Combustion Residuals from Electric Utilities final rule published by the EPA in 2015
Chattanooga Gas	Chattanooga Gas Company, a wholly-owned subsidiary of Southern Company Gas
Clean Air Act	Clean Air Act Amendments of 1990
Contractor Settlement Agreement	The December 31, 2015 agreement between Westinghouse and the Vogtle Owners resolving disputes between the Vogtle Owners and the EPC Contractor under the Vogtle 3 and 4 Agreement
Cooperative Energy	Electric generation and transmission cooperative in Mississippi
COVID-19	The novel coronavirus disease declared a pandemic by the World Health Organization and the Centers for Disease Control and Prevention in March 2020
CWIP	Construction work in progress
Dalton	City of Dalton, Georgia, an incorporated municipality in the State of Georgia, acting by and through its Board of Water, Light, and Sinking Fund Commissioners
Dalton Pipeline	A pipeline facility in Georgia in which Southern Company Gas has a 50% undivided ownership interest
DOE	U.S. Department of Energy
ECO Plan	Mississippi Power's environmental compliance overview plan
ELG	Effluent limitations guidelines
Eligible Project Costs	Certain costs of construction relating to Plant Vogtle Units 3 and 4 that are eligible for financing under the loan guarantee program established under Title XVII of the Energy Policy Act of 2005
EPA	U.S. Environmental Protection Agency
EPC Contractor	Westinghouse and its affiliate, WECTEC Global Project Services Inc.; the former engineering, procurement, and construction contractor for Plant Vogtle Units 3 and 4
FCC	Federal Communications Commission
FERC	Federal Energy Regulatory Commission
FFB	Federal Financing Bank
Fitch	Fitch Ratings, Inc.
Form 10-K	Annual Report on Form 10-K of Southern Company, Alabama Power, Georgia Power, Mississippi Power, Southern Power, and Southern Company Gas for the year ended December 31, 2022, as applicable
GAAP	U.S. generally accepted accounting principles
Georgia Power	Georgia Power Company
GHG	Greenhouse gas
GRAM	Atlanta Gas Light's Georgia Rate Adjustment Mechanism

    Table of Contents                                Index to Financial Statements

DEFINITIONS
(continued)

Term	Meaning
Guarantee Settlement Agreement	The June 9, 2017 settlement agreement between the Vogtle Owners and Toshiba related to certain payment obligations of the EPC Contractor guaranteed by Toshiba
Heating Degree Days	A measure of weather, calculated when the average daily temperatures are less than 65 degrees Fahrenheit
Heating Season	The period from November through March when Southern Company Gas' natural gas usage and operating revenues are generally higher
HLBV	Hypothetical liquidation at book value
IGCC	Integrated coal gasification combined cycle, the technology originally approved for Mississippi Power's Kemper County energy facility
IIC	Intercompany Interchange Contract
Illinois Commission	Illinois Commerce Commission
IRP	Integrated resource plan
ITAAC	Inspections, Tests, Analyses, and Acceptance Criteria, standards established by the NRC
ITC	Investment tax credit
JEA	Jacksonville Electric Authority
KWH	Kilowatt-hour
LIBOR	London Interbank Offered Rate
LIFO	Last-in, first-out
LTSA	Long-term service agreement
MEAG Power	Municipal Electric Authority of Georgia
Mississippi Power	Mississippi Power Company
mmBtu	Million British thermal units
Moody's	Moody's Investors Service, Inc.
MW	Megawatt
natural gas distribution utilities	Southern Company Gas' natural gas distribution utilities (Nicor Gas, Atlanta Gas Light, Virginia Natural Gas, and Chattanooga Gas)
NCCR	Georgia Power's Nuclear Construction Cost Recovery tariff
NDR	Alabama Power's Natural Disaster Reserve
Nicor Gas	Northern Illinois Gas Company, a wholly-owned subsidiary of Southern Company Gas
N/M	Not meaningful
NRC	U.S. Nuclear Regulatory Commission
OCI	Other comprehensive income
OPC	Oglethorpe Power Corporation (an electric membership corporation)
PEP	Mississippi Power's Performance Evaluation Plan
PowerSecure	PowerSecure, Inc., a wholly-owned subsidiary of Southern Company
PPA	Power purchase agreements, as well as, for Southern Power, contracts for differences that provide the owner of a renewable facility a certain fixed price for the electricity sold to the grid
PSC	Public Service Commission
PTC	Production tax credit
Rate CNP	Alabama Power's Rate Certificated New Plant, consisting of Rate CNP New Plant, Rate CNP Compliance, Rate CNP PPA, and Rate CNP Depreciation
Rate ECR	Alabama Power's Rate Energy Cost Recovery
Rate RSE	Alabama Power's Rate Stabilization and Equalization
Registrants	Southern Company, Alabama Power, Georgia Power, Mississippi Power, Southern Power Company, and Southern Company Gas
ROE	Return on equity
S&P	S&P Global Ratings, a division of S&P Global Inc.

    Table of Contents                                Index to Financial Statements

DEFINITIONS
(continued)

Term	Meaning
SAVE	Steps to Advance Virginia's Energy, an infrastructure replacement program at Virginia Natural Gas
SCS	Southern Company Services, Inc., the Southern Company system service company and a wholly-owned subsidiary of Southern Company
SEC	U.S. Securities and Exchange Commission
SEGCO	Southern Electric Generating Company, 50% owned by each of Alabama Power and Georgia Power
SNG	Southern Natural Gas Company, L.L.C., a pipeline system in which Southern Company Gas has a 50% ownership interest
Southern Company	The Southern Company
Southern Company Gas	Southern Company Gas and its subsidiaries
Southern Company Gas Capital	Southern Company Gas Capital Corporation, a 100%-owned subsidiary of Southern Company Gas
Southern Company power pool	The operating arrangement whereby the integrated generating resources of the traditional electric operating companies and Southern Power (excluding subsidiaries) are subject to joint commitment and dispatch in order to serve their combined load obligations
Southern Company system	Southern Company, the traditional electric operating companies, Southern Power, Southern Company Gas, SEGCO, Southern Nuclear, SCS, Southern Communications Services, Inc., PowerSecure, and other subsidiaries
Southern Holdings	Southern Company Holdings, Inc., a wholly-owned subsidiary of Southern Company
Southern Linc	Southern Communications Services, Inc., a wholly-owned subsidiary of Southern Company, doing business as Southern Linc
Southern Nuclear	Southern Nuclear Operating Company, Inc., a wholly-owned subsidiary of Southern Company
Southern Power	Southern Power Company and its subsidiaries
SouthStar	SouthStar Energy Services, LLC (a Marketer), a wholly-owned subsidiary of Southern Company Gas
SP Solar	SP Solar Holdings I, LP, a limited partnership indirectly owning substantially all of Southern Power's solar and battery energy storage facilities, in which Southern Power has a 67% ownership interest
SP Wind	SP Wind Holdings II, LLC, a holding company owning a portfolio of eight operating wind facilities, in which Southern Power is the controlling partner in a tax equity arrangement
SRR	Mississippi Power's System Restoration Rider, a tariff for retail property damage cost recovery and reserve
Subsidiary Registrants	Alabama Power, Georgia Power, Mississippi Power, Southern Power, and Southern Company Gas
Toshiba	Toshiba Corporation, the parent company of Westinghouse
traditional electric operating companies	Alabama Power, Georgia Power, and Mississippi Power
VCM	Vogtle Construction Monitoring
VIE	Variable interest entity
Virginia Commission	Virginia State Corporation Commission
Virginia Natural Gas	Virginia Natural Gas, Inc., a wholly-owned subsidiary of Southern Company Gas
Vogtle 3 and 4 Agreement	Agreement entered into with the EPC Contractor in 2008 by Georgia Power, acting for itself and as agent for the Vogtle Owners, and rejected in bankruptcy in July 2017, pursuant to which the EPC Contractor agreed to design, engineer, procure, construct, and test Plant Vogtle Units 3 and 4
Vogtle Owners	Georgia Power, OPC, MEAG Power, and Dalton
Vogtle Services Agreement	The June 2017 services agreement between the Vogtle Owners and the EPC Contractor, as amended and restated in July 2017, for the EPC Contractor to transition construction management of Plant Vogtle Units 3 and 4 to Southern Nuclear and to provide ongoing design, engineering, and procurement services to Southern Nuclear
WACOG	Weighted average cost of gas
Westinghouse	Westinghouse Electric Company LLC

    Table of Contents                                Index to Financial Statements
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q contains forward-looking statements. Forward-looking statements include, among other things, statements concerning the potential and expected effects of regulated rates, the strategic goals for the business, customer and sales growth, economic conditions, including inflation, cost recovery and other rate actions, projected equity ratios, current and proposed environmental regulations and related compliance plans and estimated expenditures, pending or potential litigation matters, access to sources of capital, financing activities, completion dates and costs of construction projects, matters related to the abandonment of the Kemper IGCC, completion of announced dispositions, filings with state and federal regulatory authorities, and estimated construction plans and expenditures. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "could," "would," "should," "expects," "plans," "anticipates," "believes," "estimates," "projects," "predicts," "potential," or "continue" or the negative of these terms or other similar terminology. There are various factors that could cause actual results to differ materially from those suggested by the forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized. These factors include:

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
•transmission constraints;
•the ability to control costs and avoid cost and schedule overruns during the development, construction, and operation of facilities or other projects, including Plant Vogtle Unit 4 (which includes components based on new technology that only within the last few years began initial operation in the global nuclear industry at this scale) and Plant Barry Unit 8, due to current and/or future challenges which include, but are not limited to, changes in labor costs, availability, and productivity; challenges with the management of contractors or vendors; subcontractor performance; adverse weather conditions; shortages, delays, increased costs, or inconsistent quality of equipment, materials, and labor; contractor or supplier delay; the impacts of inflation; delays due to judicial or regulatory action; nonperformance under construction, operating, or other agreements; operational readiness, including specialized operator training and required site safety programs; engineering or design problems or any remediation related thereto; design and other licensing-based compliance matters; challenges with start-up activities, including major equipment failure, or system integration; and/or operational performance; continued challenges related to the COVID-19 pandemic or future pandemic health events; continued public and policymaker support for projects; environmental and geological conditions; delays or increased costs to interconnect facilities to transmission grids; and increased financing costs as a result of changes in market interest rates or as a result of project delays;
•the ability to overcome or mitigate the current challenges, or challenges yet to be identified, at Plant Vogtle Unit 4, as described in Note (B) to the Condensed Financial Statements under "Georgia Power – Nuclear Construction" in Item 1 herein, that could further impact the cost and schedule for the project;
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

    Table of Contents                                Index to Financial Statements
PART I
Item 1. Financial Statements (Unaudited).

    Table of Contents                                Index to Financial Statements

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)		(in millions)
Operating Revenues:
Retail electric revenues	$3,859	$4,789	$7,458	$8,402
Wholesale electric revenues	605	937	1,203	1,601
Other electric revenues	209	192	399	370
Natural gas revenues (includes alternative revenue programs of $—, $2, $11, and $1, respectively)	852	1,083	2,728	3,140
Other revenues	223	205	440	341
Total operating revenues	5,748	7,206	12,228	13,854
Operating Expenses:
Fuel	959	1,715	2,009	2,826
Purchased power	231	408	473	640
Cost of natural gas	199	452	1,097	1,546
Cost of other sales	128	114	255	183
Other operations and maintenance	1,489	1,548	2,929	3,042
Depreciation and amortization	1,112	913	2,222	1,805
Taxes other than income taxes	340	349	734	721
Estimated loss on Plant Vogtle Units 3 and 4	—	52	—	52
Total operating expenses	4,458	5,551	9,719	10,815
Operating Income	1,290	1,655	2,509	3,039
Other Income and (Expense):
Allowance for equity funds used during construction	70	53	135	104
Earnings from equity method investments	29	34	78	80
Interest expense, net of amounts capitalized	(610)	(488)	(1,192)	(950)
Other income (expense), net	142	139	286	283
Total other income and (expense)	(369)	(262)	(693)	(483)
Earnings Before Income Taxes	921	1,393	1,816	2,556
Income taxes	98	304	194	477
Consolidated Net Income	823	1,089	1,622	2,079
Dividends on preferred stock of subsidiaries	—	4	—	7
Net loss attributable to noncontrolling interests	(15)	(22)	(78)	(67)
Consolidated Net Income Attributable to Southern Company	$838	$1,107	$1,700	$2,139
Common Stock Data:
Earnings per share -
Basic	$0.77	$1.04	$1.56	$2.01
Diluted	$0.76	$1.03	$1.55	$2.00
Average number of shares of common stock outstanding (in millions)
Basic	1,092	1,065	1,092	1,064
Diluted	1,098	1,072	1,098	1,070
The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)		(in millions)
Consolidated Net Income	$823	$1,089	$1,622	$2,079
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $9, $(15), $(14), and $(7), respectively	28	(45)	(36)	(26)
Reclassification adjustment for amounts included in net income, net of tax of $6, $17, $13, and $24, respectively	15	54	34	74
Pension and other postretirement benefit plans:
Reclassification adjustment for amounts included in net income, net of tax of $—, $1, $—, and $2, respectively	—	2	—	5
Total other comprehensive income (loss)	43	11	(2)	53
Comprehensive Income	866	1,100	1,620	2,132
Dividends on preferred stock of subsidiaries	—	4	—	7
Comprehensive loss attributable to noncontrolling interests	(15)	(22)	(78)	(67)
Consolidated Comprehensive Income Attributable to Southern Company	$881	$1,118	$1,698	$2,192
The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2023	2022
	(in millions)
Operating Activities:
Consolidated net income	$1,622	$2,079
Adjustments to reconcile consolidated net income to net cash provided from operating activities —
Depreciation and amortization, total	2,436	1,995
Deferred income taxes	(34)	240
Utilization of federal investment tax credits	110	281
Allowance for equity funds used during construction	(135)	(104)
Pension, postretirement, and other employee benefits	(245)	(211)
Settlement of asset retirement obligations	(276)	(198)
Stock based compensation expense	111	100
Estimated loss on Plant Vogtle Units 3 and 4	—	52
Storm damage accruals	27	107
Natural gas cost under recovery – long-term	—	192
Retail fuel cost under recovery – long-term	108	(729)
Other, net	(50)	34
Changes in certain current assets and liabilities —
-Receivables	735	(637)
-Prepayments	(64)	(90)
-Fossil fuel for generation	(308)	20
-Materials and supplies	(202)	(109)
-Natural gas for sale, net of temporary LIFO liquidation	196	335
-Other current assets	103	(101)
-Accounts payable	(997)	703
-Accrued compensation	(378)	(260)
-Customer refunds	(121)	—
-Natural gas cost over recovery	161	—
-Other current liabilities	101	(120)
Net cash provided from operating activities	2,900	3,579
Investing Activities:
Property additions	(3,898)	(3,213)
Nuclear decommissioning trust fund purchases	(726)	(628)
Nuclear decommissioning trust fund sales	720	624
Proceeds from dispositions	126	119
Cost of removal, net of salvage	(270)	(377)
Change in construction payables, net	(140)	(3)
Other investing activities	(100)	18
Net cash used for investing activities	(4,288)	(3,460)
Financing Activities:
Increase (decrease) in notes payable, net	(375)	263
Proceeds —
Long-term debt	5,541	2,200
Short-term borrowings	250	1,200
Common stock	22	61
Redemptions and repurchases —
Long-term debt	(1,300)	(1,851)
Short-term borrowings	(850)	(400)
Capital contributions from noncontrolling interests	21	73
Distributions to noncontrolling interests	(87)	(115)
Payment of common stock dividends	(1,506)	(1,425)
Other financing activities	(121)	(219)
Net cash provided from (used for) financing activities	1,595	(213)
Net Change in Cash, Cash Equivalents, and Restricted Cash	207	(94)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	2,037	1,829
Cash, Cash Equivalents, and Restricted Cash at End of Period	$2,244	$1,735
Supplemental Cash Flow Information:
Cash paid (received) during the period for —
Interest (net of $66 and $46 capitalized for 2023 and 2022, respectively)	$1,043	$836
Income taxes, net	(40)	157
Noncash transactions —
Accrued property additions at end of period	810	837
Right-of-use assets obtained under operating leases	44	13
Right-of-use assets obtained under finance leases	1	2
Reassessment of right-of-use assets under operating leases	—	40
The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Assets	At June 30, 2023	At December 31, 2022
	(in millions)
Current Assets:
Cash and cash equivalents	$2,123	$1,917
Receivables —
Customer accounts	1,852	2,128
Unbilled revenues	682	1,012
Under recovered fuel clause revenues	728	10
Other accounts and notes	568	637
Accumulated provision for uncollectible accounts	(84)	(71)
Materials and supplies	1,846	1,664
Fossil fuel for generation	883	575
Natural gas for sale	234	438
Prepaid expenses	504	347
Assets from risk management activities, net of collateral	51	115
Regulatory assets – asset retirement obligations	352	332
Natural gas cost under recovery	—	108
Other regulatory assets	930	860
Other current assets	310	344
Total current assets	10,979	10,416
Property, Plant, and Equipment:
In service	119,852	117,529
Less: Accumulated depreciation	36,500	35,297
Plant in service, net of depreciation	83,352	82,232
Other utility plant, net	546	599
Nuclear fuel, at amortized cost	877	843
Construction work in progress	11,992	10,896
Total property, plant, and equipment	96,767	94,570
Other Property and Investments:
Goodwill	5,161	5,161
Nuclear decommissioning trusts, at fair value	2,298	2,145
Equity investments in unconsolidated subsidiaries	1,382	1,443
Other intangible assets, net of amortization of $358 and $340, respectively	386	406
Miscellaneous property and investments	618	602
Total other property and investments	9,845	9,757
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	1,481	1,531
Deferred charges related to income taxes	892	866
Prepaid pension costs	2,478	2,290
Unamortized loss on reacquired debt	229	238
Deferred under recovered fuel clause revenues	1,489	2,056
Regulatory assets – asset retirement obligations, deferred	5,681	5,764
Other regulatory assets, deferred	5,806	5,918
Other deferred charges and assets	1,469	1,485
Total deferred charges and other assets	19,525	20,148
Total Assets	$137,116	$134,891
The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholders' Equity	At June 30, 2023	At December 31, 2022
	(in millions)
Current Liabilities:
Securities due within one year	$4,063	$4,285
Notes payable	1,647	2,609
Accounts payable	2,493	3,525
Customer deposits	493	502
Accrued taxes —
Accrued income taxes	76	60
Other accrued taxes	627	764
Accrued interest	652	614
Accrued compensation	719	1,127
Asset retirement obligations	715	694
Liabilities from risk management activities, net of collateral	261	178
Operating lease obligations	195	197
Natural gas cost over recovery	161	—
Other regulatory liabilities	268	382
Other current liabilities	870	787
Total current liabilities	13,240	15,724
Long-term Debt	55,134	50,656
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	10,623	10,036
Deferred credits related to income taxes	4,965	5,235
Accumulated deferred ITCs	2,091	2,133
Employee benefit obligations	1,217	1,238
Operating lease obligations, deferred	1,356	1,388
Asset retirement obligations, deferred	10,127	10,146
Other cost of removal obligations	1,932	1,903
Other regulatory liabilities, deferred	691	733
Other deferred credits and liabilities	1,092	1,167
Total deferred credits and other liabilities	34,094	33,979
Total Liabilities	102,468	100,359
Total Stockholders' Equity (See accompanying statements)	34,648	34,532
Total Liabilities and Stockholders' Equity	$137,116	$134,891
The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

	Southern Company Common Stockholders' Equity
	Number of Common Shares		Common Stock				Accumulated Other Comprehensive Income (Loss)
	Issued	Treasury	Par Value	Paid-In Capital	Treasury	Retained Earnings		Noncontrolling Interests	Total
	(in millions)
Balance at December 31, 2021	1,061	(1)	$5,279	$11,950	$(47)	$10,929	$(237)	$4,402	$32,276
Consolidated net income (loss)	—	—	—	—	—	1,032	—	(45)	987
Other comprehensive income	—	—	—	—	—	—	42	—	42
Stock issued	3	—	7	31	—	—	—	—	38
Stock-based compensation	—	—	—	6	—	—	—	—	6
Cash dividends of $0.66 per share	—	—	—	—	—	(702)	—	—	(702)
Capital contributions from noncontrolling interests	—	—	—	—	—	—	—	73	73
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(98)	(98)
Other	—	—	—	7	(2)	2	—	—	7
Balance at March 31, 2022	1,064	(1)	5,286	11,994	(49)	11,261	(195)	4,332	32,629
Consolidated net income (loss)	—	—	—	—	—	1,107	—	(22)	1,085
Other comprehensive income	—	—	—	—	—	—	11	—	11
Stock issued	—	—	2	21	—	—	—	—	23
Stock-based compensation	—	—	—	14	—	—	—	—	14
Cash dividends of $0.68 per share	—	—	—	—	—	(723)	—	—	(723)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(28)	(28)
Other	—	—	—	4	(2)	—	—	—	2
Balance at June 30, 2022	1,064	(1)	$5,288	$12,033	$(51)	$11,645	$(184)	$4,282	$33,013

Balance at December 31, 2022	1,090	(1)	$5,417	$13,673	$(53)	$11,538	$(167)	$4,124	$34,532
Consolidated net income (loss)	—	—	—	—	—	862	—	(63)	799
Other comprehensive income (loss)	—	—	—	—	—	—	(44)	—	(44)
Stock issued	2	—	4	11	—	—	—	—	15
Stock-based compensation	—	—	—	29	—	—	—	—	29
Cash dividends of $0.68 per share	—	—	—	—	—	(742)	—	—	(742)
Capital contributions from noncontrolling interests	—	—	—	—	—	—	—	21	21
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(48)	(48)
Other	—	—	—	2	(2)	—	—	—	—
Balance at March 31, 2023	1,092	(1)	5,421	13,715	(55)	11,658	(211)	4,034	34,562
Consolidated net income (loss)	—	—	—	—	—	838	—	(15)	823
Other comprehensive income	—	—	—	—	—	—	43	—	43
Stock issued	—	—	1	6	—	—	—	—	7
Stock-based compensation	—	—	—	19	—	—	—	—	19
Cash dividends of $0.70 per share	—	—	—	—	—	(764)	—	—	(764)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(42)	(42)
Other	—	—	—	2	(1)	—	—	(1)	—
Balance at June 30, 2023	1,092	(1)	$5,422	$13,742	$(56)	$11,732	$(168)	$3,976	$34,648

The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements

ALABAMA POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)		(in millions)
Operating Revenues:
Retail revenues	$1,467	$1,629	$2,848	$3,008
Wholesale revenues, non-affiliates	112	159	252	272
Wholesale revenues, affiliates	10	34	29	100
Other revenues	100	109	207	200
Total operating revenues	1,689	1,931	3,336	3,580
Operating Expenses:
Fuel	303	401	611	733
Purchased power, non-affiliates	54	95	155	162
Purchased power, affiliates	54	121	113	147
Other operations and maintenance	440	441	862	852
Depreciation and amortization	349	218	694	432
Taxes other than income taxes	107	100	223	204
Total operating expenses	1,307	1,376	2,658	2,530
Operating Income	382	555	678	1,050
Other Income and (Expense):
Allowance for equity funds used during construction	21	17	42	33
Interest expense, net of amounts capitalized	(105)	(91)	(208)	(180)
Other income (expense), net	39	27	79	61
Total other income and (expense)	(45)	(47)	(87)	(86)
Earnings Before Income Taxes	337	508	591	964
Income taxes	25	121	23	227
Net Income	312	387	568	737
Dividends on Preferred Stock	—	4	—	7
Net Income After Dividends on Preferred Stock	$312	$383	$568	$730

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)		(in millions)
Net Income	$312	$387	$568	$737
Other comprehensive income:
Qualifying hedges:
Changes in fair value, net of tax of $—, $—, $—, and $(1), respectively	—	—	—	(1)
Reclassification adjustment for amounts included in net income, net of tax of $—, $—, $—, and $1, respectively	—	1	1	2
Total other comprehensive income	—	1	1	1
Comprehensive Income	$312	$388	$569	$738
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
ALABAMA POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2023	2022
	(in millions)
Operating Activities:
Net income	$568	$737
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	770	494
Deferred income taxes	(142)	117
Pension, postretirement, and other employee benefits	(91)	(59)
Settlement of asset retirement obligations	(116)	(91)
Retail fuel cost under recovery – long-term	236	(191)
Other, net	(60)	(67)
Changes in certain current assets and liabilities —
-Receivables	16	(296)
-Fossil fuel stock	(117)	(2)
-Prepayments	(61)	(69)
-Other current assets	(112)	(31)
-Accounts payable	(363)	14
-Accrued taxes	183	(15)
-Accrued compensation	(76)	(55)
-Other current liabilities	21	24
Net cash provided from operating activities	656	510
Investing Activities:
Property additions	(865)	(759)
Nuclear decommissioning trust fund purchases	(150)	(180)
Nuclear decommissioning trust fund sales	150	180
Cost of removal, net of salvage	(83)	(104)
Change in construction payables	(79)	(8)
Other investing activities	16	(18)
Net cash used for investing activities	(1,011)	(889)
Financing Activities:
Proceeds —
Senior notes	200	700
Other long-term debt	17	—
Redemptions — Senior notes	—	(550)
Capital contributions from parent company	352	656
Payment of common stock dividends	(571)	(508)
Other financing activities	(9)	(71)
Net cash provided from (used for) financing activities	(11)	227
Net Change in Cash, Cash Equivalents, and Restricted Cash	(366)	(152)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	687	1,060
Cash, Cash Equivalents, and Restricted Cash at End of Period	$321	$908
Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $13 and $9 capitalized for 2023 and 2022, respectively)	$192	$166
Income taxes, net	52	192
Noncash transactions —
Accrued property additions at end of period	103	141
Right-of-use assets obtained under operating leases	21	5
Right-of-use assets obtained under finance leases	1	1
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
ALABAMA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Assets	At June 30, 2023	At December 31, 2022
	(in millions)
Current Assets:
Cash and cash equivalents	$321	$687
Receivables —
Customer accounts	487	431
Unbilled revenues	184	174
Affiliated	99	101
Other accounts and notes	98	153
Accumulated provision for uncollectible accounts	(15)	(14)
Fossil fuel stock	346	229
Materials and supplies	607	557
Prepaid expenses	102	65
Other regulatory assets	513	474
Other current assets	64	67
Total current assets	2,806	2,924
Property, Plant, and Equipment:
In service	34,127	33,472
Less: Accumulated provision for depreciation	10,893	10,470
Plant in service, net of depreciation	23,234	23,002
Other utility plant, net	546	599
Nuclear fuel, at amortized cost	255	239
Construction work in progress	1,600	1,526
Total property, plant, and equipment	25,635	25,366
Other Property and Investments:
Nuclear decommissioning trusts, at fair value	1,205	1,127
Equity investments in unconsolidated subsidiaries	54	57
Miscellaneous property and investments	126	124
Total other property and investments	1,385	1,308
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	86	71
Deferred charges related to income taxes	259	250
Prepaid pension and other postretirement benefit costs	702	657
Regulatory assets – asset retirement obligations	1,817	1,845
Other regulatory assets, deferred	1,937	2,107
Other deferred charges and assets	433	442
Total deferred charges and other assets	5,234	5,372
Total Assets	$35,060	$34,970
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
ALABAMA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholder's Equity	At June 30, 2023	At December 31, 2022
	(in millions)
Current Liabilities:
Securities due within one year	$523	$301
Accounts payable —
Affiliated	291	443
Other	372	641
Customer deposits	105	106
Accrued taxes	217	57
Accrued interest	123	120
Accrued compensation	156	229
Asset retirement obligations	338	330
Other regulatory liabilities	85	96
Other current liabilities	138	91
Total current liabilities	2,348	2,414
Long-term Debt	10,321	10,329
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	4,031	3,981
Deferred credits related to income taxes	1,742	1,925
Accumulated deferred ITCs	78	81
Employee benefit obligations	147	145
Operating lease obligations	80	67
Asset retirement obligations, deferred	3,896	3,957
Other regulatory liabilities, deferred	290	315
Other deferred credits and liabilities	85	69
Total deferred credits and other liabilities	10,349	10,540
Total Liabilities	23,018	23,283
Common Stockholder's Equity (See accompanying statements)	12,042	11,687
Total Liabilities and Stockholder's Equity	$35,060	$34,970
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
ALABAMA POWER COMPANY
CONDENSED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY (UNAUDITED)

	Number of Common Shares Issued	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balance at December 31, 2021	31	$1,222	$6,056	$3,448	$(13)	$10,713
Net income after dividends on preferred stock	—	—	—	347	—	347
Capital contributions from parent company	—	—	626	—	—	626
Cash dividends on common stock	—	—	—	(254)	—	(254)
Balance at March 31, 2022	31	1,222	6,682	3,541	(13)	11,432
Net income after dividends on preferred stock	—	—	—	383	—	383
Capital contributions from parent company	—	—	32	—	—	32
Other comprehensive income	—	—	—	—	1	1
Cash dividends on common stock	—	—	—	(254)	—	(254)
Balance at June 30, 2022	31	$1,222	$6,714	$3,670	$(12)	$11,594

Balance at December 31, 2022	31	$1,222	$6,710	$3,764	$(9)	$11,687
Net income after dividends on preferred stock	—	—	—	255	—	255
Capital contributions from parent company	—	—	330	—	—	330
Cash dividends on common stock	—	—	—	(285)	—	(285)
Balance at March 31, 2023	31	1,222	7,040	3,734	(9)	11,987
Net income after dividends on preferred stock	—	—	—	312	—	312
Capital contributions from parent company	—	—	29	—	—	29
Cash dividends on common stock	—	—	—	(286)	—	(286)
Balance at June 30, 2023	31	$1,222	$7,069	$3,760	$(9)	$12,042
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements

GEORGIA POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)		(in millions)
Operating Revenues:
Retail revenues	$2,165	$2,908	$4,146	$4,926
Wholesale revenues	47	64	78	130
Other revenues	179	149	343	272
Total operating revenues	2,391	3,121	4,567	5,328
Operating Expenses:
Fuel	414	628	816	1,046
Purchased power, non-affiliates	142	246	266	396
Purchased power, affiliates	152	323	358	529
Other operations and maintenance	496	573	991	1,091
Depreciation and amortization	411	356	819	706
Taxes other than income taxes	132	141	263	265
Estimated loss on Plant Vogtle Units 3 and 4	—	52	—	52
Total operating expenses	1,747	2,319	3,513	4,085
Operating Income	644	802	1,054	1,243
Other Income and (Expense):
Allowance for equity funds used during construction	43	33	83	65
Interest expense, net of amounts capitalized	(160)	(117)	(306)	(224)
Other income (expense), net	36	54	80	103
Total other income and (expense)	(81)	(30)	(143)	(56)
Earnings Before Income Taxes	563	772	911	1,187
Income taxes	92	164	144	194
Net Income	$471	$608	$767	$993
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)		(in millions)
Net Income	$471	$608	$767	$993
Other comprehensive income:
Qualifying hedges:
Changes in fair value, net of tax of $(1), $4, $(1), and $8, respectively	—	15	(1)	23
Reclassification adjustment for amounts included in net income, net of tax of $—, $—, $1, and $1, respectively	1	1	2	3
Total other comprehensive income	1	16	1	26
Comprehensive Income	$472	$624	$768	$1,019
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
GEORGIA POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2023	2022
	(in millions)
Operating Activities:
Net income	$767	$993
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	919	803
Deferred income taxes	86	72
Allowance for equity funds used during construction	(83)	(65)
Pension, postretirement, and other employee benefits	(136)	(114)
Settlement of asset retirement obligations	(141)	(91)
Storm damage accruals	16	107
Retail fuel cost under recovery – long-term	(128)	(538)
Estimated loss on Plant Vogtle Units 3 and 4	—	52
Other, net	(34)	7
Changes in certain current assets and liabilities —
-Receivables	(35)	(424)
-Fossil fuel stock	(166)	31
-Materials and supplies	(103)	(46)
-Other current assets	34	(25)
-Accounts payable	(151)	235
-Accrued taxes	(109)	(11)
-Accrued compensation	(72)	(50)
-Customer refunds	(121)	—
-Other current liabilities	33	(10)
Net cash provided from operating activities	576	926
Investing Activities:
Property additions	(2,047)	(1,545)
Nuclear decommissioning trust fund purchases	(576)	(448)
Nuclear decommissioning trust fund sales	570	444
Cost of removal, net of salvage	(127)	(207)
Change in construction payables, net of joint owner portion	(75)	51
Payments pursuant to LTSAs	(40)	(9)
Proceeds from dispositions	56	56
Other investing activities	(21)	(10)
Net cash used for investing activities	(2,260)	(1,668)
Financing Activities:
Increase in notes payable, net	95	—
Proceeds —
Senior notes	1,750	1,500
Revenue bonds	229	—
Short-term borrowings	250	650
Redemptions and repurchases —
Senior notes	(100)	(400)
FFB loan	(43)	(45)
Short-term borrowings	(650)	(250)
Other long-term debt	—	(125)
Capital contributions from parent company	782	491
Payment of common stock dividends	(928)	(845)
Other financing activities	(21)	(37)
Net cash provided from financing activities	1,364	939
Net Change in Cash, Cash Equivalents, and Restricted Cash	(320)	197
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	480	33
Cash, Cash Equivalents, and Restricted Cash at End of Period	$160	$230
Supplemental Cash Flow Information:
Cash paid (received) during the period for —
Interest (net of $44 and $33 capitalized for 2023 and 2022, respectively)	$270	$188
Income taxes, net	(5)	106
Noncash transactions —
Accrued property additions at end of period	510	500
Right-of-use assets obtained under operating leases	8	1
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
GEORGIA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Assets	At June 30, 2023	At December 31, 2022
	(in millions)
Current Assets:
Cash and cash equivalents	$44	$364
Receivables —
Customer accounts, net	757	735
Unbilled revenues	348	309
Under recovered fuel clause revenues	695	—
Joint owner accounts	160	128
Affiliated	76	53
Other accounts and notes	39	62
Fossil fuel stock	458	291
Materials and supplies	828	729
Regulatory assets – asset retirement obligations	176	158
Other regulatory assets	354	324
Other current assets	178	246
Total current assets	4,113	3,399
Property, Plant, and Equipment:
In service	42,960	41,879
Less: Accumulated provision for depreciation	13,452	13,115
Plant in service, net of depreciation	29,508	28,764
Nuclear fuel, at amortized cost	622	604
Construction work in progress	8,890	8,103
Total property, plant, and equipment	39,020	37,471
Other Property and Investments:
Nuclear decommissioning trusts, at fair value	1,093	1,018
Equity investments in unconsolidated subsidiaries	48	51
Miscellaneous property and investments	125	107
Total other property and investments	1,266	1,176
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	943	1,007
Deferred charges related to income taxes	601	583
Prepaid pension costs	805	738
Deferred under recovered fuel clause revenues	1,489	2,056
Regulatory assets – asset retirement obligations, deferred	3,624	3,671
Other regulatory assets, deferred	2,589	2,522
Other deferred charges and assets	551	540
Total deferred charges and other assets	10,602	11,117
Total Assets	$55,001	$53,163
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
GEORGIA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholder's Equity	At June 30, 2023	At December 31, 2022
	(in millions)
Current Liabilities:
Securities due within one year	$801	$901
Notes payable	1,295	1,600
Accounts payable —
Affiliated	718	928
Other	1,124	1,076
Customer deposits	252	252
Accrued taxes	401	508
Accrued interest	173	157
Accrued compensation	151	254
Operating lease obligations	149	151
Asset retirement obligations	320	295
Other regulatory liabilities	25	170
Other current liabilities	393	286
Total current liabilities	5,802	6,578
Long-term Debt	15,934	14,009
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	3,881	3,707
Deferred credits related to income taxes	2,195	2,244
Accumulated deferred ITCs	314	319
Employee benefit obligations	303	318
Operating lease obligations, deferred	813	851
Asset retirement obligations, deferred	5,779	5,739
Other deferred credits and liabilities	496	540
Total deferred credits and other liabilities	13,781	13,718
Total Liabilities	35,517	34,305
Common Stockholder's Equity (See accompanying statements)	19,484	18,858
Total Liabilities and Stockholder's Equity	$55,001	$53,163
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
GEORGIA POWER COMPANY
CONDENSED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY (UNAUDITED)

	Number of Common Shares Issued	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balance at December 31, 2021	9	$398	$14,153	$2,724	$(41)	$17,234
Net income	—	—	—	385	—	385
Capital contributions from parent company	—	—	443	—	—	443
Other comprehensive income	—	—	—	—	10	10
Cash dividends on common stock	—	—	—	(423)	—	(423)
Balance at March 31, 2022	9	398	14,596	2,686	(31)	17,649
Net income	—	—	—	608	—	608
Capital contributions from parent company	—	—	46	—	—	46
Other comprehensive income	—	—	—	—	16	16
Cash dividends on common stock	—	—	—	(422)	—	(422)
Balance at June 30, 2022	9	$398	$14,642	$2,872	$(15)	$17,897

Balance at December 31, 2022	9	$398	$15,626	$2,846	$(12)	$18,858
Net income	—	—	—	296	—	296
Capital contributions from parent company	—	—	752	—	—	752
Cash dividends on common stock	—	—	—	(464)	—	(464)
Other	—	—	—	1	—	1
Balance at March 31, 2023	9	398	16,378	2,679	(12)	19,443
Net income	—	—	—	471	—	471
Capital contributions from parent company	—	—	33	—	—	33
Other comprehensive income	—	—	—	—	1	1
Cash dividends on common stock	—	—	—	(464)	—	(464)
Balance at June 30, 2023	9	$398	$16,411	$2,686	$(11)	$19,484
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements

MISSISSIPPI POWER COMPANY
CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)		(in millions)
Operating Revenues:
Retail revenues	$227	$252	$464	$469
Wholesale revenues, non-affiliates	56	63	124	131
Wholesale revenues, affiliates	18	107	93	149
Other revenues	10	12	21	20
Total operating revenues	311	434	702	769
Operating Expenses:
Fuel and purchased power	96	207	246	339
Other operations and maintenance	91	91	175	167
Depreciation and amortization	45	45	92	90
Taxes other than income taxes	28	32	60	61
Total operating expenses	260	375	573	657
Operating Income	51	59	129	112
Other Income and (Expense):
Interest expense, net of amounts capitalized	(18)	(14)	(34)	(27)
Other income (expense), net	11	12	20	22
Total other income and (expense)	(7)	(2)	(14)	(5)
Earnings Before Income Taxes	44	57	115	107
Income taxes	4	12	17	20
Net Income and Comprehensive Income	$40	$45	$98	$87
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
MISSISSIPPI POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2023	2022
	(in millions)
Operating Activities:
Net income	$98	$87
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	113	110
Deferred income taxes	(8)	(2)
Pension, postretirement, and other employee benefits	(10)	(8)
Settlement of asset retirement obligations	(7)	(9)
Other, net	4	32
Changes in certain current assets and liabilities —
-Receivables	73	(92)
-Retail fuel cost under recovery	(23)	(25)
-Other current assets	(11)	(23)
-Accounts payable	(79)	79
-Accrued taxes	(61)	(36)
-Accrued compensation	(14)	(9)
-Other current liabilities	7	8
Net cash provided from operating activities	82	112
Investing Activities:
Property additions	(164)	(87)
Construction payables	(3)	(16)
Payments pursuant to LTSAs	(15)	(15)
Other investing activities	(11)	(15)
Net cash used for investing activities	(193)	(133)
Financing Activities:
Increase in notes payable, net	53	16
Proceeds — Senior notes	100	—
Capital contributions from parent company	11	51
Payment of common stock dividends	(93)	(85)
Net cash provided from (used for) financing activities	71	(18)
Net Change in Cash, Cash Equivalents, and Restricted Cash	(40)	(39)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	59	61
Cash, Cash Equivalents, and Restricted Cash at End of Period	$19	$22
Supplemental Cash Flow Information:
Cash paid during the period for —
Interest	$34	$26
Income taxes, net	31	5
Noncash transactions —
Accrued property additions at end of period	22	9
Right-of-use assets obtained under operating leases	1	—
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
MISSISSIPPI POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Assets	At June 30, 2023	At December 31, 2022
	(in millions)
Current Assets:
Cash and cash equivalents	$19	$59
Receivables —
Customer accounts, net	68	47
Unbilled revenues	47	47
Affiliated	20	82
Other accounts and notes	26	35
Fossil fuel stock	58	44
Materials and supplies	83	80
Other regulatory assets	67	72
Other current assets	12	38
Total current assets	400	504
Property, Plant, and Equipment:
In service	5,417	5,254
Less: Accumulated provision for depreciation	1,729	1,689
Plant in service, net of depreciation	3,688	3,565
Construction work in progress	177	208
Total property, plant, and equipment	3,865	3,773
Other Property and Investments	162	167
Deferred Charges and Other Assets:
Deferred charges related to income taxes	29	30
Prepaid pension costs	118	109
Regulatory assets – asset retirement obligations	240	239
Other regulatory assets, deferred	258	249
Accumulated deferred income taxes	100	107
Other deferred charges and assets	77	94
Total deferred charges and other assets	822	828
Total Assets	$5,249	$5,272
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
MISSISSIPPI POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholder's Equity	At June 30, 2023	At December 31, 2022
	(in millions)
Current Liabilities:
Securities due within one year	$201	$1
Notes payable	53	—
Accounts payable —
Affiliated	74	121
Other	70	106
Accrued taxes	63	124
Accrued compensation	24	37
Asset retirement obligations	26	37
Other regulatory liabilities	35	43
Other current liabilities	86	85
Total current liabilities	632	554
Long-term Debt	1,444	1,544
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	467	466
Deferred credits related to income taxes	232	253
Employee benefit obligations	68	69
Asset retirement obligations, deferred	149	142
Other cost of removal obligations	197	196
Other regulatory liabilities, deferred	79	96
Other deferred credits and liabilities	33	21
Total deferred credits and other liabilities	1,225	1,243
Total Liabilities	3,301	3,341
Common Stockholder's Equity (See accompanying statements)	1,948	1,931
Total Liabilities and Stockholder's Equity	$5,249	$5,272
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
MISSISSIPPI POWER COMPANY
CONDENSED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY (UNAUDITED)

	Number of Common Shares Issued	Common Stock	Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total
	(in millions)
Balance at December 31, 2021	1	$38	$4,582	$(2,753)	$1,867
Net income	—	—	—	42	42
Capital contributions from parent company	—	—	51	—	51
Cash dividends on common stock	—	—	—	(43)	(43)
Balance at March 31, 2022	1	38	4,633	(2,754)	1,917
Net income	—	—	—	45	45
Capital contributions from parent company	—	—	1	—	1
Cash dividends on common stock	—	—	—	(42)	(42)
Balance at June 30, 2022	1	$38	$4,634	$(2,751)	$1,921

Balance at December 31, 2022	1	$38	$4,652	$(2,759)	$1,931
Net income	—	—	—	58	58
Cash dividends on common stock	—	—	—	(46)	(46)
Balance at March 31, 2023	1	38	4,652	(2,747)	1,943
Net income	—	—	—	40	40
Capital contributions from parent company	—	—	12	—	12
Cash dividends on common stock	—	—	—	(47)	(47)
Balance at June 30, 2023	1	$38	$4,664	$(2,754)	$1,948
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)		(in millions)
Operating Revenues:
Wholesale revenues, non-affiliates	$393	$658	$755	$1,084
Wholesale revenues, affiliates	116	232	251	337
Other revenues	16	9	27	17
Total operating revenues	525	899	1,033	1,438
Operating Expenses:
Fuel	139	437	330	669
Purchased power	28	68	54	89
Other operations and maintenance	117	115	224	220
Depreciation and amortization	122	131	250	251
Taxes other than income taxes	12	12	25	25
Gain on dispositions, net	—	—	(20)	(2)
Total operating expenses	418	763	863	1,252
Operating Income	107	136	170	186
Other Income and (Expense):
Interest expense, net of amounts capitalized	(33)	(36)	(66)	(73)
Other income (expense), net	2	1	4	3
Total other income and (expense)	(31)	(35)	(62)	(70)
Earnings Before Income Taxes	76	101	108	116
Income taxes (benefit)	6	25	(1)	13
Net Income	70	76	109	103
Net loss attributable to noncontrolling interests	(15)	(22)	(78)	(67)
Net Income Attributable to Southern Power	$85	$98	$187	$170
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)		(in millions)
Net Income	$70	$76	$109	$103
Other comprehensive income:
Qualifying hedges:
Changes in fair value, net of tax of $2, $(18), $(1), and $(23), respectively	5	(54)	(4)	(72)
Reclassification adjustment for amounts included in net income, net of tax of $2, $19, $2, and $26, respectively	5	57	7	79
Pension and other postretirement benefit plans:
Reclassification adjustment for amounts included in net income, net of tax of $—, $—, $—, and $—, respectively	—	—	—	1
Total other comprehensive income	10	3	3	8
Comprehensive Income	80	79	112	111
Comprehensive loss attributable to noncontrolling interests	(15)	(22)	(78)	(67)
Comprehensive Income Attributable to Southern Power	$95	$101	$190	$178
The accompanying notes as they relate to Southern Power are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2023	2022
	(in millions)
Operating Activities:
Net income	$109	$103
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	260	264
Deferred income taxes	(14)	14
Utilization of federal investment tax credits	99	239
Amortization of investment tax credits	(29)	(29)
Gain on dispositions, net	(20)	(2)
Other, net	(19)	(25)
Changes in certain current assets and liabilities —
-Receivables	77	(161)
-Prepaid income taxes	9	22
-Other current assets	(13)	(6)
-Accounts payable	(91)	114
-Accrued taxes	8	42
-Accrued compensation	(11)	(8)
-Other current liabilities	(8)	(15)
Net cash provided from operating activities	357	552
Investing Activities:
Property additions	(25)	(34)
Proceeds from dispositions	59	48
Change in construction payables	(20)	(54)
Payments pursuant to LTSAs	(31)	(33)
Other investing activities	(1)	—
Net cash used for investing activities	(18)	(73)
Financing Activities:
Increase (decrease) in notes payable, net	(124)	94
Redemptions — Senior notes	—	(677)
Capital contributions from parent company	13	326
Capital contributions from noncontrolling interests	21	73
Distributions to noncontrolling interests	(87)	(115)
Payment of common stock dividends	(126)	(99)
Other financing activities	3	(5)
Net cash used for financing activities	(300)	(403)
Net Change in Cash, Cash Equivalents, and Restricted Cash	39	76
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	133	135
Cash, Cash Equivalents, and Restricted Cash at End of Period	$172	$211
Supplemental Cash Flow Information:
Cash paid (received) during the period for —
Interest	$74	$91
Income taxes, net	(64)	(263)
Noncash transactions —
Accrued property additions at end of period	7	28
Reassessment of right-of-use assets under operating leases	—	40
The accompanying notes as they relate to Southern Power are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Assets	At June 30, 2023	At December 31, 2022
	(in millions)
Current Assets:
Cash and cash equivalents	$169	$131
Receivables —
Customer accounts, net	157	226
Affiliated	64	51
Other	67	70
Materials and supplies	82	88
Prepaid income taxes	228	5
Other current assets	54	50
Total current assets	821	621
Property, Plant, and Equipment:
In service	14,675	14,658
Less: Accumulated provision for depreciation	3,875	3,661
Plant in service, net of depreciation	10,800	10,997
Construction work in progress	18	41
Total property, plant, and equipment	10,818	11,038
Other Property and Investments:
Intangible assets, net of amortization of $139 and $129, respectively	253	263
Equity investments in unconsolidated subsidiaries	—	49
Net investment in sales-type leases	151	154
Total other property and investments	404	466
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	485	489
Prepaid LTSAs	209	193
Other deferred charges and assets	309	274
Total deferred charges and other assets	1,003	956
Total Assets	$13,046	$13,081
The accompanying notes as they relate to Southern Power are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholders' Equity	At June 30, 2023	At December 31, 2022
	(in millions)
Current Liabilities:
Securities due within one year	$291	$290
Notes payable	100	225
Accounts payable —
Affiliated	73	139
Other	30	67
Accrued taxes	31	24
Accrued interest	24	28
Other current liabilities	88	111
Total current liabilities	637	884
Long-term Debt	2,699	2,689
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	598	279
Accumulated deferred ITCs	1,527	1,556
Operating lease obligations	510	514
Other deferred credits and liabilities	228	243
Total deferred credits and other liabilities	2,863	2,592
Total Liabilities	6,199	6,165
Total Stockholders' Equity (See accompanying statements)	6,847	6,916
Total Liabilities and Stockholders' Equity	$13,046	$13,081
The accompanying notes as they relate to Southern Power are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Common Stockholders' Equity	Noncontrolling Interests	Total
	(in millions)
Balance at December 31, 2021	$638	$1,585	$(27)	$2,196	$4,402	$6,598
Net income (loss)	—	72	—	72	(45)	27
Other comprehensive income	—	—	5	5	—	5
Cash dividends on common stock	—	(49)	—	(49)	—	(49)
Capital contributions from noncontrolling interests	—	—	—	—	73	73
Distributions to noncontrolling interests	—	—	—	—	(98)	(98)
Balance at March 31, 2022	638	1,608	(22)	2,224	4,332	6,556
Net income (loss)	—	98	—	98	(22)	76
Capital contributions from parent company	322	—	—	322	—	322
Other comprehensive income	—	—	3	3	—	3
Cash dividends on common stock	—	(50)	—	(50)	—	(50)
Distributions to noncontrolling interests	—	—	—	—	(28)	(28)
Balance at June 30, 2022	$960	$1,656	$(19)	$2,597	$4,282	$6,879

Balance at December 31, 2022	$1,069	$1,741	$(18)	$2,792	$4,124	$6,916
Net income (loss)	—	102	—	102	(63)	39
Other comprehensive income (loss)	—	—	(7)	(7)	—	(7)
Cash dividends on common stock	—	(63)	—	(63)	—	(63)
Capital contributions from noncontrolling interests	—	—	—	—	21	21
Distributions to noncontrolling interests	—	—	—	—	(48)	(48)
Balance at March 31, 2023	1,069	1,780	(25)	2,824	4,034	6,858
Net income (loss)	—	85	—	85	(15)	70
Capital contributions from parent company	14	—	—	14	—	14
Other comprehensive income	—	—	10	10	—	10
Cash dividends on common stock	—	(63)	—	(63)	—	(63)
Distributions to noncontrolling interests	—	—	—	—	(42)	(42)
Other	—	—	1	1	(1)	—
Balance at June 30, 2023	$1,083	$1,802	$(14)	$2,871	$3,976	$6,847
The accompanying notes as they relate to Southern Power are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)		(in millions)
Operating Revenues:
Natural gas revenues (includes revenue taxes of $25, $33, $91, and $104, respectively)	$852	$1,083	$2,728	$3,140
Total operating revenues	852	1,083	2,728	3,140
Operating Expenses:
Cost of natural gas	199	452	1,097	1,546
Other operations and maintenance	309	266	615	570
Depreciation and amortization	143	138	284	275
Taxes other than income taxes	59	62	161	163
Total operating expenses	710	918	2,157	2,554
Operating Income	142	165	571	586
Other Income and (Expense):
Earnings from equity method investments	28	31	72	71
Interest expense, net of amounts capitalized	(73)	(61)	(150)	(122)
Other income (expense), net	17	16	32	32
Total other income and (expense)	(28)	(14)	(46)	(19)
Earnings Before Income Taxes	114	151	525	567
Income taxes	29	36	132	134
Net Income	$85	$115	$393	$433
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)		(in millions)
Net Income	$85	$115	$393	$433
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $—, $(2), $(9), and $8, respectively	—	(5)	(24)	22
Reclassification adjustment for amounts included in net income, net of tax of $3, $(3), $9, and $(5), respectively	7	(7)	21	(13)
Total other comprehensive income (loss)	7	(12)	(3)	9
Comprehensive Income	$92	$103	$390	$442
The accompanying notes as they relate to Southern Company Gas are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2023	2022
	(in millions)
Operating Activities:
Net income	$393	$433
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	284	275
Deferred income taxes	52	35
Natural gas cost under recovery – long-term	—	192
Other, net	12	55
Changes in certain current assets and liabilities —
-Receivables	667	244
-Natural gas for sale, net of temporary LIFO liquidation	196	335
-Prepaid income taxes	(3)	(70)
-Other current assets	79	(75)
-Accounts payable	(276)	101
-Natural gas cost over recovery	161	—
-Other current liabilities	(35)	(47)
Net cash provided from operating activities	1,530	1,478
Investing Activities:
Property additions	(741)	(637)
Cost of removal, net of salvage	(50)	(53)
Change in construction payables, net	11	13
Other investing activities	19	19
Net cash used for investing activities	(761)	(658)
Financing Activities:
Decrease in notes payable, net	(372)	(593)
Proceeds —
Short-term borrowings	—	50
Other long-term debt	19	—
Redemptions —
Short-term borrowings	(200)	(150)
Medium-term notes	—	(46)
Capital contributions from parent company	238	349
Payment of common stock dividends	(293)	(260)
Net cash used for financing activities	(608)	(650)
Net Change in Cash, Cash Equivalents, and Restricted Cash	161	170
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	83	48
Cash, Cash Equivalents, and Restricted Cash at End of Period	$244	$218
Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $8 and $4 capitalized for 2023 and 2022, respectively)	$145	$129
Income taxes, net	85	210
Noncash transactions —
Accrued property additions at end of period	189	126
Right-of-use assets obtained under operating leases	2	—
The accompanying notes as they relate to Southern Company Gas are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Assets	At June 30, 2023	At December 31, 2022
	(in millions)
Current Assets:
Cash and cash equivalents	$242	$81
Receivables —
Customer accounts	319	616
Unbilled revenues	86	453
Other accounts and notes	77	76
Accumulated provision for uncollectible accounts	(62)	(50)
Natural gas for sale	234	438
Prepaid expenses	115	93
Natural gas cost under recovery	—	108
Other regulatory assets	127	119
Other current assets	119	104
Total current assets	1,257	2,038
Property, Plant, and Equipment:
In service	20,113	19,723
Less: Accumulated depreciation	5,411	5,276
Plant in service, net of depreciation	14,702	14,447
Construction work in progress	1,179	909
Total property, plant, and equipment	15,881	15,356
Other Property and Investments:
Goodwill	5,015	5,015
Equity investments in unconsolidated subsidiaries	1,252	1,276
Other intangible assets, net of amortization of $161 and $156, respectively	21	26
Miscellaneous property and investments	25	28
Total other property and investments	6,313	6,345
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	55	57
Prepaid pension costs	197	183
Other regulatory assets, deferred	477	497
Other deferred charges and assets	151	145
Total deferred charges and other assets	880	882
Total Assets	$24,331	$24,621
The accompanying notes as they relate to Southern Company Gas are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholder's Equity	At June 30, 2023	At December 31, 2022
	(in millions)
Current Liabilities:
Securities due within one year	$401	$400
Notes payable	196	768
Accounts payable —
Affiliated	125	104
Other	423	701
Customer deposits	115	125
Accrued taxes	63	77
Accrued interest	68	67
Accrued compensation	70	105
Natural gas cost over recovery	161	—
Other regulatory liabilities	85	36
Other current liabilities	176	187
Total current liabilities	1,883	2,570
Long-term Debt	7,050	7,042
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	1,611	1,560
Deferred credits related to income taxes	774	788
Employee benefit obligations	109	120
Operating lease obligations	48	51
Other cost of removal obligations	1,735	1,707
Accrued environmental remediation	190	207
Other deferred credits and liabilities	193	179
Total deferred credits and other liabilities	4,660	4,612
Total Liabilities	13,593	14,224
Common Stockholder's Equity (See accompanying statements)	10,738	10,397
Total Liabilities and Stockholder's Equity	$24,331	$24,621
The accompanying notes as they relate to Southern Company Gas are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (UNAUDITED)

	Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balance at December 31, 2021	$10,024	$(132)	$24	$9,916
Net income	—	319	—	319
Capital contributions from parent company	50	—	—	50
Other comprehensive income	—	—	20	20
Cash dividends on common stock	—	(130)	—	(130)
Balance at March 31, 2022	10,074	57	44	10,175
Net income	—	115	—	115
Capital contributions from parent company	312	—	—	312
Other comprehensive income (loss)	—	—	(12)	(12)
Cash dividends on common stock	—	(130)	—	(130)
Balance at June 30, 2022	$10,386	$42	$32	$10,460

Balance at December 31, 2022	$10,445	$(79)	$31	$10,397
Net income	—	309	—	309
Capital contributions from parent company	203	—	—	203
Other comprehensive income (loss)	—	—	(10)	(10)
Cash dividends on common stock	—	(146)	—	(146)
Other	1	(1)	—	—
Balance at March 31, 2023	10,649	83	21	10,753
Net income	—	85	—	85
Capital contributions from parent company	40	—	—	40
Other comprehensive income	—	—	7	7
Cash dividends on common stock	—	(147)	—	(147)
Balance at June 30, 2023	$10,689	$21	$28	$10,738
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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(A) INTRODUCTION
The condensed quarterly financial statements of each Registrant included herein have been prepared by such Registrant, without audit, pursuant to the rules and regulations of the SEC. The Condensed Balance Sheets at December 31, 2022 have been derived from the audited financial statements of each Registrant. In the opinion of each Registrant's management, the information regarding such Registrant furnished herein reflects all adjustments, which, except as otherwise disclosed, are of a normal recurring nature, necessary to present fairly the results of operations for the periods ended June 30, 2023 and 2022. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although each Registrant believes that the disclosures regarding such Registrant are adequate to make the information presented not misleading. Disclosures which would substantially duplicate the disclosures in the Form 10-K and details which have not changed significantly in amount or composition since the filing of the Form 10-K are generally omitted from this Quarterly Report on Form 10-Q unless specifically required by GAAP. Therefore, these Condensed Financial Statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K. Due to the seasonal variations in the demand for energy and other factors, operating results for the periods presented are not necessarily indicative of the operating results to be expected for the full year.
Certain prior year data presented in the financial statements have been reclassified to conform to the current year presentation. These reclassifications had no impact on the overall results of operations, financial position, or cash flows of any Registrant.
Goodwill and Other Intangible Assets
Goodwill at June 30, 2023 and December 31, 2022 was as follows:

Goodwill
(in millions)
Southern Company	$5,161
Southern Company Gas:
Gas distribution operations	$4,034
Gas marketing services	981
Southern Company Gas total	$5,015
Goodwill is not amortized, but is subject to an annual impairment test during the fourth quarter of each year, or more frequently if goodwill impairment indicators arise.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Other intangible assets were as follows:

	At June 30, 2023			At December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Other Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Other Intangible Assets, Net
	(in millions)			(in millions)
Southern Company
Subject to amortization:
Customer relationships	$212	$(167)	$45	$212	$(162)	$50
Trade names	64	(49)	15	64	(44)	20
PPA fair value adjustments	390	(139)	251	390	(129)	261
Other	3	(3)	—	5	(5)	—
Total subject to amortization	$669	$(358)	$311	$671	$(340)	$331
Not subject to amortization:
FCC licenses	75	—	75	75	—	75
Total other intangible assets	$744	$(358)	$386	$746	$(340)	$406

Southern Power(*)
PPA fair value adjustments	$390	$(139)	$251	$390	$(129)	$261

Southern Company Gas(*)
Gas marketing services
Customer relationships	$156	$(142)	$14	$156	$(139)	$17
Trade names	26	(19)	7	26	(17)	9
Total other intangible assets	$182	$(161)	$21	$182	$(156)	$26
(*) All subject to amortization.
Amortization associated with other intangible assets was as follows:

	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	June 30, 2023		June 30, 2022
	(in millions)
Southern Company(a)	$9	$18	$9	$19
Southern Power(b)	5	10	5	10
Southern Company Gas	2	5	2	5
(a)Includes $5 million, $10 million, $5 million, and $10 million for the three and six months ended June 30, 2023 and 2022, respectively, recorded as a reduction to operating revenues.
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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed balance sheets that total to the amount shown in the condensed statements of cash flows for the applicable Registrants:

	Southern Company	Georgia Power	Southern Power	Southern Company Gas
	(in millions)
At June 30, 2023
Cash and cash equivalents	$2,123	$44	$169	$242
Restricted cash(a):
Other current assets	83	80	—	3
Other deferred charges and assets	39	36	3	—
Total cash, cash equivalents, and restricted cash(b)	$2,244	$160	$172	$244

At December 31, 2022
Cash and cash equivalents	$1,917	$364	$131	$81
Restricted cash(a):
Other current assets	62	60	—	2
Other deferred charges and assets	58	56	3	—
Total cash, cash equivalents, and restricted cash(b)	$2,037	$480	$133	$83
(a)For Georgia Power, reflects $116 million at both June 30, 2023 and December 31, 2022 related to proceeds from the issuance of solid waste disposal facility revenue bonds in 2022. For Southern Power, reflects $3 million at both June 30, 2023 and December 31, 2022 held to fund estimated construction completion costs at the Deuel Harvest wind facility. For Southern Company Gas, reflects collateral for workers' compensation, life insurance, and long-term disability insurance.
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
Southern Company Gas recorded no material adjustments to natural gas inventories for either period presented. Nicor Gas' inventory decrement at June 30, 2023 is expected to be restored prior to year-end.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Storm Damage Reserves
See Note 1 to the financial statements in Item 8 of the Form 10-K under "Storm Damage and Reliability Reserves" for additional information.
Storm damage reserve activity for the traditional electric operating companies during the six months ended June 30, 2023 was as follows:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power
	(in millions)
Balance at December 31, 2022	$216	$97	$83	$36
Accrual	28	6	16	6
Weather-related damages	(85)	(24)	(58)	(3)
Balance at June 30, 2023	$159	$79	$41	$39
Asset Retirement Obligations
See Note 6 to the financial statements in Item 8 of the Form 10-K for additional information.
Following initial criticality on March 6, 2023, Georgia Power recorded AROs of approximately $90 million related to Plant Vogtle Unit 3. See Note (B) under "Georgia Power – Nuclear Construction" for additional information on Plant Vogtle Units 3 and 4.
In June 2023, Alabama Power completed an updated decommissioning cost site study for Plant Farley. The estimated cost of decommissioning based on the study resulted in a decrease in Alabama Power's ARO liability of approximately $15 million. See "Nuclear Decommissioning" herein for additional information.
Nuclear Decommissioning
See Note 6 to the financial statements in Item 8 of the Form 10-K under "Nuclear Decommissioning" for additional information. Site study cost is the estimate to decommission a specific facility as of the site study year. The decommissioning cost estimates are based on prompt dismantlement and removal of the plant from service. The actual decommissioning costs may vary from these estimates because of changes in the assumed date of decommissioning, changes in NRC requirements, or changes in the assumptions used in making these estimates.
The estimated costs of decommissioning Plant Farley based on Alabama Power's June 2023 site study are as follows:

Plant Farley
Decommissioning periods:
Beginning year	2037
Completion year	2087

(in millions)
Site study costs:
Radiated structures	$1,402
Spent fuel management	513
Non-radiated structures	133
Total site study costs	$2,048
For ratemaking purposes, Alabama Power's decommissioning costs are based on the site study. Significant assumptions used to determine these costs for ratemaking were an estimated inflation rate of 4.5% and an estimated trust earnings rate of 7.0%.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Amounts previously contributed to the external trust funds are currently projected to be adequate to meet the updated decommissioning obligations. Alabama Power's site-specific estimates of decommissioning costs for Plant Farley are updated every five years. The next site study for Alabama Power is expected to be completed in 2028. Projections of funds are reviewed with the Alabama PSC to ensure that, over time, the deposits and earnings of the funds in the external trust will provide adequate funding to cover the site-specific costs. If necessary, Alabama Power would seek the Alabama PSC's approval to address any changes in a manner consistent with NRC and other applicable requirements.
(B) REGULATORY MATTERS
See Note 2 to the financial statements in Item 8 of the Form 10-K for additional information relating to regulatory matters.
The recovery balances for certain retail regulatory clauses of the traditional electric operating companies and Southern Company Gas at June 30, 2023 and December 31, 2022 were as follows:

Regulatory Clause	Balance Sheet Line Item	June 30, 2023	December 31, 2022
		(in millions)
Alabama Power
Rate CNP Compliance	Other regulatory assets, current	$20	$47
	Other regulatory assets, deferred	40	—
Rate CNP PPA	Other regulatory assets, current	17	18
	Other regulatory assets, deferred	95	102
Retail Energy Cost Recovery	Other regulatory assets, current	146	102
	Other regulatory assets, deferred	283	520
Georgia Power
Fuel Cost Recovery(*)	Receivables – under recovered fuel clause revenues	$695	$—
	Deferred under recovered fuel clause revenues	1,489	2,056
Mississippi Power
Fuel Cost Recovery	Receivables – customer accounts, net	$24	$1
Ad Valorem Tax	Other regulatory assets, current	6	12
	Other regulatory assets, deferred	16	19
Southern Company Gas
Natural Gas Cost Recovery	Natural gas cost under recovery	$—	$108
	Natural gas cost over recovery	161	—
(*)See "Georgia Power – Fuel Cost Recovery" herein for additional information.
Alabama Power
Certificates of Convenience and Necessity
In 2020, the Alabama PSC approved a certificate of convenience and necessity authorizing Alabama Power's construction of Plant Barry Unit 8 and the recovery of estimated in-service costs of $652 million. At June 30, 2023, project expenditures associated with Plant Barry Unit 8 totaled approximately $568 million, of which $563 million and $5 million was included in CWIP and property, plant, and equipment in service, respectively. The unit is expected to be placed in service in November 2023. The ultimate outcome of this matter cannot be determined at this time.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Rate CNP New Plant
On March 24, 2023, Alabama Power filed Rate CNP New Plant with the Alabama PSC to recover costs associated with the acquisition of the Central Alabama Generating Station. The filing reflected an annual increase in retail revenues of $78 million effective with June 2023 billings. Through May 2023, Alabama Power recovered substantially all costs associated with the Central Alabama Generating Station through Rate RSE, offset by revenues from a power sales agreement. On May 24, 2023, the Central Alabama Generating Station was placed into retail service. See Note 15 to the financial statements under "Alabama Power" in Item 8 of the Form 10-K for additional information.
Renewable Generation Certificate
Through the issuance of a Renewable Generation Certificate (RGC), Alabama Power is authorized by the Alabama PSC to procure renewable capacity and energy and to market the related energy and environmental attributes to customers and other third parties. On April 4, 2023, the Alabama PSC approved two new solar PPAs totaling 160 MWs. Upon approval of these PPAs, Alabama Power had procured solar capacity totaling approximately 490 MWs under the RGC's original 500-MW limit.
On June 14, 2023, the Alabama PSC issued an order approving modifications to Alabama Power's RGC. The modifications authorized Alabama Power to procure an additional 2,400 MWs of renewable capacity and energy by June 14, 2029 and to market the related energy and environmental attributes to customers and other third parties. The modifications also increased the size of allowable renewable projects from 80 MWs to 200 MWs and increased the annual approval limit from 160 MWs to 400 MWs.
Reliability Reserve Accounting Order
On July 11, 2023, the Alabama PSC issued an order authorizing Alabama Power to expand the existing authority of its reliability reserve to include certain production-related expenses that are intended to maintain reliability in between scheduled generating unit maintenance outages.
Georgia Power
Plant Vogtle Unit 3 and Common Facilities Rate Proceeding
In compliance with a Georgia PSC order approved in November 2021, Georgia Power increased annual retail base rates by $318 million effective August 1, 2023 based on the actual in-service date of July 31, 2023 for Plant Vogtle Unit 3.
See "Nuclear Construction" herein for additional information on Plant Vogtle Units 3 and 4.
Fuel Cost Recovery
On May 16, 2023, the Georgia PSC approved a stipulation agreement between Georgia Power and the staff of the Georgia PSC to increase annual fuel billings by 54%, or approximately $1.1 billion, effective June 1, 2023. The increase includes a three-year recovery period for $2.2 billion of Georgia Power's under recovered fuel balance at May 31, 2023. Under the approved stipulation agreement, Georgia Power is allowed to adjust its fuel cost recovery rates under an interim fuel rider prior to the next fuel case, subject to a maximum 40% cumulative change, if its under or over recovered fuel balance accumulated since May 31, 2023 exceeds $200 million. Georgia Power is scheduled to file its next fuel case no later than February 28, 2026. Changes in fuel rates have no significant effect on Georgia Power's net income but do impact the related operating cash flows.
Integrated Resource Plans
In August 2022, Restore Chattooga Gorge Coalition (RCG) filed a petition in the Superior Court of Fulton County, Georgia against Georgia Power and the Georgia PSC. The petition challenges Georgia Power's plan to expend $115 million to modernize Plant Tugalo (a hydro facility), as approved in the 2019 IRP, and seeks judicial review of the Georgia PSC's order in the 2022 IRP proceeding with respect to the denial of RCG's challenge to the

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
modernization plan. In November 2022, Georgia Power and the Georgia PSC both filed motions to dismiss the RCG petition. The ultimate outcome of this matter cannot be determined at this time.
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
Cost and Schedule
Georgia Power's approximate proportionate share of the remaining estimated capital cost to complete Plant Vogtle Units 3 and 4, including contingency, through July 2023 and March 2024, respectively, is as follows:

(in millions)
Base project capital cost forecast(a)(b)	$10,576
Construction contingency estimate	17
Total project capital cost forecast(a)(b)	10,593
Net investment at June 30, 2023(b)	(9,944)
Remaining estimate to complete	$649
(a)Includes approximately $610 million of costs that are not shared with the other Vogtle Owners, including $33 million of construction monitoring costs approved for recovery by the Georgia PSC in its nineteenth VCM order, and approximately $407 million of incremental costs under the cost-sharing and tender provisions of the joint ownership agreements described below. Excludes financing costs expected to be capitalized through AFUDC of approximately $422 million, of which $365 million had been accrued through June 30, 2023.
(b)Net of $1.7 billion received from Toshiba under the Guarantee Settlement Agreement and approximately $188 million in related customer refunds.
Georgia Power estimates that its financing costs for construction of Plant Vogtle Units 3 and 4 will total approximately $3.5 billion, of which $3.4 billion had been incurred through June 30, 2023.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
On March 6, 2023, Unit 3 achieved self-sustaining nuclear fission, commonly referred to as initial criticality, and, on April 1, 2023, the generator successfully synchronized to the power grid and generated electricity for the first time. Georgia Power placed Unit 3 in service on July 31, 2023. See "Plant Vogtle Unit 3 and Common Facilities Rate Proceeding" herein for additional information.
As part of its ongoing processes, Southern Nuclear continues to evaluate cost and schedule forecasts for Unit 4 on a regular basis to incorporate current information available, particularly in the areas of start-up testing and related test results, engineering support, commodity installations, system turnovers, and workforce statistics. Southern Nuclear establishes aggressive target values for monthly construction production and system turnover activities, which are reflected in the site work plan for Unit 4.
Since March 2020, the number of active COVID-19 cases at the site has fluctuated consistent with the surrounding area and impacted productivity levels and pace of activity completion, with the site experiencing peaks in the number of active cases in January 2021, August 2021, and January 2022. Georgia Power estimates the productivity impacts of the COVID-19 pandemic have consumed approximately three to four months of schedule margin previously embedded in the site work plans. As of June 30, 2023, Georgia Power's proportionate share of the estimated incremental cost associated with COVID-19 mitigation actions and impacts on construction productivity is estimated to be approximately $200 million and is included in the total project capital cost forecast.
During the first half of 2023, established construction contingency totaling $43 million was assigned to the base capital cost forecast for costs primarily associated with the Unit 3 schedule extension, including continued need of support resources for Unit 3 testing, as well as additional craft and support resources and subcontract work for Unit 4.
Hot functional testing for Unit 4 was completed on May 1, 2023. On July 20, 2023, Southern Nuclear announced that all Unit 4 ITAACs had been submitted to the NRC, and, on July 28, 2023, the NRC published its 103(g) finding that the accepted criteria in the combined license for Unit 4 had been met, which allows nuclear fuel to be loaded and start-up testing to begin. Fuel load for Unit 4 is projected to be completed by the end of October 2023. Unit 4 is projected to be placed in service during late fourth quarter 2023 or the first quarter 2024.
The projected schedule for Unit 4 significantly depends on maintaining overall construction productivity and production levels, particularly in completing remaining subcontractor scopes of work while reducing the level of craft laborers based on work remaining. As Unit 4 completes construction and transitions further into testing, ongoing and potential future challenges include the pace and quality of remaining commodity installations, the management of contractors and vendors, subcontractor performance, the availability of materials and parts, and/or related cost escalation; the pace of remaining work package closures; the availability of craft, supervisory, and technical support resources; and the timeframe and duration of final component and pre-operational testing. New challenges also may continue to arise as Unit 4 moves further into testing and start-up, which may result in required engineering changes or remediation related to plant systems, structures, or components (some of which are based on new technology that only within the last few years began initial operation in the global nuclear industry at this scale). These challenges may result in further schedule delays and/or cost increases.
There have been technical and procedural challenges to the construction and licensing of Plant Vogtle Units 3 and 4 at the federal and state level and additional challenges may arise. Processes are in place that are designed to ensure compliance with the requirements specified in the Westinghouse Design Control Document and the combined construction and operating licenses, including inspections by Southern Nuclear and the NRC that occur throughout construction. With the receipt of the NRC's 103(g) findings for Units 3 and 4 in August 2022 and July 2023, respectively, the site is subject to the NRC's operating reactor oversight process and must meet applicable technical and operational requirements contained in its operating license. Various design and other licensing-based compliance matters may result in additional license amendment requests or require other resolution. If any license amendment requests or other licensing-based compliance issues are not resolved in a timely manner, there may be delays in the Unit 4 project schedule that could result in increased costs.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The ultimate outcome of these matters cannot be determined at this time. However, any extension of the in-service date beyond March 2024 for Unit 4, including the joint owner cost sharing and tender impacts described below, is estimated to result in additional base capital costs for Georgia Power of up to $45 million per month, as well as the related AFUDC and any additional related construction, support resources, or testing costs. While Georgia Power is not precluded from seeking retail recovery of any future capital cost forecast increase other than the amounts related to the cost-sharing and tender provisions of the joint ownership agreements described below, management will ultimately determine whether or not to seek recovery. Any further changes to the capital cost forecast that are not expected to be recoverable through regulated rates will be required to be charged to income and such charges could be material.
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
Regulatory Matters
In 2009, the Georgia PSC voted to certify construction of Plant Vogtle Units 3 and 4 with a certified capital cost of $4.418 billion. In addition, in 2009 the Georgia PSC approved inclusion of the Plant Vogtle Units 3 and 4 related CWIP accounts in rate base, and the State of Georgia enacted the Georgia Nuclear Energy Financing Act, which allows Georgia Power to recover financing costs for Plant Vogtle Units 3 and 4. Financing costs are recovered on all applicable certified costs through annual adjustments to the NCCR tariff up to the certified capital cost of $4.418 billion. At June 30, 2023, Georgia Power had recovered approximately $3.0 billion of financing costs. Financing costs related to capital costs above $4.418 billion are being recognized through AFUDC and are expected to be recovered through retail rates over the life of Plant Vogtle Units 3 and 4; however, Georgia Power is not recording AFUDC related to any capital costs in excess of the total deemed reasonable by the Georgia PSC (currently $7.3 billion) and not requested for rate recovery. In December 2022, the Georgia PSC approved Georgia Power's filing to increase the NCCR tariff by $36 million annually, effective January 1, 2023.
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
In 2016, the Georgia PSC voted to approve a settlement agreement (Vogtle Cost Settlement Agreement) resolving certain prudency matters in connection with the fifteenth VCM report. In December 2017, the Georgia PSC voted to approve (and issued its related order on January 11, 2018) Georgia Power's seventeenth VCM report and modified the Vogtle Cost Settlement Agreement. The Vogtle Cost Settlement Agreement, as modified by the January 11, 2018 order, resolved the following regulatory matters related to Plant Vogtle Units 3 and 4: (i) none of the $3.3 billion of costs incurred through December 31, 2015 and reflected in the fourteenth VCM report should be disallowed from rate base on the basis of imprudence; (ii) the Contractor Settlement Agreement was reasonable and prudent and none of the $0.3 billion paid pursuant to the Contractor Settlement Agreement should be disallowed from rate base on the basis of imprudence; (iii) (a) capital costs incurred up to $5.68 billion would be presumed to be reasonable and prudent with the burden of proof on any party challenging such costs, (b) Georgia Power would have the burden to show that any capital costs above $5.68 billion were prudent, and (c) a revised capital cost forecast of $7.3 billion (after reflecting the impact of payments received under the Guarantee Settlement Agreement and related customer refunds) was found reasonable; (iv) construction of Plant Vogtle Units 3 and 4 should be completed, with Southern Nuclear serving as project manager and Bechtel as primary contractor; (v) approved and

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
deemed reasonable Georgia Power's revised schedule placing Plant Vogtle Units 3 and 4 in service in November 2021 and November 2022, respectively; (vi) confirmed that the revised cost forecast does not represent a cost cap and that a prudence proceeding on cost recovery will occur following Unit 4 fuel load, consistent with applicable Georgia law; (vii) reduced the ROE used to calculate the NCCR tariff (a) from 10.95% (the ROE rate setting point authorized by the Georgia PSC at that time) to 10.00% effective January 1, 2016, (b) from 10.00% to 8.30%, effective January 1, 2020, and (c) from 8.30% to 5.30%, effective January 1, 2021 (provided that the ROE in no case will be less than Georgia Power's average cost of long-term debt); (viii) reduced the ROE used for AFUDC equity for Plant Vogtle Units 3 and 4 from 10.00% to Georgia Power's average cost of long-term debt, effective January 1, 2018; and (ix) agreed that effective the first month after Unit 3 reaches commercial operation, retail base rates would be adjusted to include the costs related to Unit 3 and common facilities deemed prudent in the Vogtle Cost Settlement Agreement. On July 31, 2023, Georgia Power notified the Georgia PSC that Unit 3 had reached commercial operation, and, effective August 1, 2023, Georgia Power adjusted retail base rates for Unit 3 and the common facilities shared between Units 3 and 4 (see "Plant Vogtle Unit 3 and Common Facilities Rate Proceeding" herein for additional information). The January 11, 2018 order also stated that if Plant Vogtle Units 3 and 4 are not commercially operational by June 1, 2021 and June 1, 2022, respectively, the ROE used to calculate the NCCR tariff will be further reduced by 10 basis points each month (but not lower than Georgia Power's average cost of long-term debt) until the respective Unit is commercially operational. The ROE reductions negatively impacted earnings by approximately $300 million in 2022 and are estimated to have negative earnings impacts of approximately $290 million in 2023 and $60 million in 2024. In its January 11, 2018 order, the Georgia PSC also stated if other conditions change and assumptions upon which Georgia Power's seventeenth VCM report are based do not materialize, the Georgia PSC reserved the right to reconsider the decision to continue construction.
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
The Georgia PSC has approved 25 VCM reports covering periods through June 30, 2021. These reports reflect total construction capital costs incurred of $7.9 billion (net of $1.7 billion of payments received under the Guarantee Settlement Agreement and approximately $188 million in related customer refunds), of which the Georgia PSC has verified and approved $7.3 billion as described above. The Georgia PSC also has reviewed two additional VCM reports, which reflected $1.1 billion of additional construction capital costs incurred through June 30, 2022. Georgia Power filed its twenty-eighth VCM report with the Georgia PSC on February 16, 2023, which reflected the capital cost forecast described above and $461 million of construction capital costs incurred from July 1, 2022 through December 31, 2022. Georgia Power expects to file its twenty-ninth VCM report with the Georgia PSC on August 31, 2023, which will reflect the capital cost forecast described above and $390 million of construction capital costs incurred from January 1, 2023 through June 30, 2023.
The ultimate outcome of these matters cannot be determined at this time.
Mississippi Power
Performance Evaluation Plan
On June 13, 2023, the Mississippi PSC approved Mississippi Power's annual retail PEP filing for 2023 indicating no change in retail rates.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Ad Valorem Tax Adjustment
On May 2, 2023, the Mississippi PSC approved Mississippi Power's annual ad valorem tax adjustment filing for 2023, resulting in a $7 million annual decrease in revenues effective with the first billing cycle of June 2023.
Mississippi Power's operating revenues are adjusted for differences in actual recoverable ad valorem taxes and amounts billed in accordance with the currently approved cost recovery rate. Accordingly, changes in the billing factor should have no significant effect on Mississippi Power's revenues or net income but will affect operating cash flows.
Environmental Compliance Overview Plan
On April 4, 2023, the Mississippi PSC approved Mississippi Power's annual ECO Plan filing for 2023, resulting in a $3 million annual increase in revenues effective with the first billing cycle of May 2023.
System Restoration Rider
On April 4, 2023, the Mississippi PSC approved Mississippi Power's annual SRR filing, which indicated no change in retail rates. Mississippi Power's minimum annual SRR accrual was increased from $8 million to $12 million.
Municipal and Rural Associations Tariff
On July 31, 2023, Mississippi Power and Cooperative Energy filed a settlement agreement with the FERC related to Mississippi Power's July 2022 request for a $23 million increase in annual wholesale base revenues under the MRA tariff. Interim rates based on the initial request became effective September 14, 2022, subject to refund. The settlement agreement provides for a $16 million increase in annual wholesale base revenues and a refund to customers of approximately $6 million. The settlement agreement is subject to approval by the FERC. The ultimate outcome of this matter cannot be determined at this time.
Southern Company Gas
Infrastructure Replacement Programs and Capital Projects
Capital expenditures incurred under specific infrastructure replacement programs and capital projects during the first six months of 2023 were as follows:

Utility	Program	Six Months Ended June 30, 2023
		(in millions)
Nicor Gas	Investing in Illinois	$196
Virginia Natural Gas	SAVE	37
Atlanta Gas Light	System Reinforcement Rider	57
Chattanooga Gas	Pipeline Replacement Program	4
Total		$294

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Nicor Gas
On June 15, 2023, the Illinois Commission concluded its review of the Qualifying Infrastructure Plant (QIP) capital investments by Nicor Gas for calendar year 2019 under the QIP Rider, or Investing in Illinois, program. The Illinois Commission disallowed $32 million of the $415 million of capital investments commissioned in 2019, together with the related return on investment. Nicor Gas recorded a pre-tax charge to income in the second quarter 2023 of $38 million ($28 million after tax) associated with the disallowance of capital investments. The disallowance is reflected on the income statement as an $8 million reduction to revenues and a $30 million increase in operating expenses. On July 14, 2023, Nicor Gas requested rehearing by the Illinois Commission, which is expected to render a decision by August 3, 2023. Nicor Gas defends these investments in infrastructure as prudently incurred and, if necessary, intends to appeal to the Illinois Appellate Court. The Illinois Commission has not yet conducted its review for calendar years 2020 through 2022 or the six months ended June 30, 2023. Any further disallowance by the Illinois Commission could be material. The ultimate outcome of these matters cannot be determined at this time.
Rate Proceedings
Atlanta Gas Light
On July 14, 2023, Atlanta Gas Light filed its annual GRAM update with the Georgia PSC. The filing requests an annual base rate increase of $53 million based on the projected 12-month period beginning January 1, 2024. Resolution of the GRAM filing is expected by December 31, 2023, with new rates effective January 1, 2024. The ultimate outcome of this matter cannot be determined at this time.
Virginia Natural Gas
On June 7, 2023, Virginia Natural Gas, the Virginia Commission staff, and the Virginia Attorney General's Division of Consumer Counsel entered into a stipulation agreement related to Virginia Natural Gas' August 2022 general base rate case filing. The stipulation provides for a $48 million increase in annual base rate revenues, including the recovery of investments under the SAVE program, an ROE of 9.70%, and an equity ratio of 49.06%. Interim rates became effective January 1, 2023, subject to refund, based on Virginia Natural Gas' original requested increase of approximately $69 million. The Virginia Commission is expected to rule on this matter by the end of 2023. The ultimate outcome of this matter is subject to a final order from the Virginia Commission and cannot be determined at this time.
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
On January 31, 2023, the EPA issued a Notice of Potential Violations associated with Alabama Power's plan to close the Plant Barry ash pond. Alabama Power has affirmed to the EPA its position that it is in compliance with CCR requirements.
The ultimate outcome of these matters cannot be determined at this time but could have a material impact on Alabama Power's ARO estimates and cash flows. See Note 6 to the financial statements in Item 8 of the Form 10-K for a discussion of Alabama Power's ARO liabilities.
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
Plant Scherer
In July 2020, a group of individual plaintiffs filed a complaint, which was amended in December 2022, in the Superior Court of Fulton County, Georgia against Georgia Power alleging that the construction and operation of Plant Scherer has impacted groundwater and air, resulting in alleged personal injuries and property damage. The plaintiffs seek an unspecified amount of monetary damages including punitive damages, a medical monitoring fund, and injunctive relief. In December 2022, the Superior Court of Fulton County, Georgia granted Georgia Power's motion to transfer the case to the Superior Court of Monroe County, Georgia. On May 9, 2023, the Superior Court of Monroe County, Georgia denied Georgia Power's motion to dismiss the case for lack of subject matter jurisdiction. On July 27, 2023, the Superior Court of Monroe County, Georgia denied the remaining motions to dismiss certain claims and plaintiffs that Georgia Power filed at the outset of the case.
In October 2021, February 2022, and January 2023, a total of eight additional complaints were filed in the Superior Court of Monroe County, Georgia against Georgia Power alleging that releases from Plant Scherer have impacted groundwater and air, resulting in alleged personal injuries and property damage. The plaintiffs sought an unspecified amount of monetary damages including punitive damages. After Georgia Power removed these cases to the U.S. District Court for the Middle District of Georgia, the plaintiffs voluntarily dismissed their complaints without prejudice in November 2022 and January 2023. On May 12, 2023, the plaintiffs in the cases originally filed in October 2021, February 2022, and January 2023 refiled their eight complaints in the Superior Court of Monroe County, Georgia. Also on May 12, 2023, a new complaint was filed in the Superior Court of Monroe County, Georgia against Georgia Power alleging that the construction and operation of Plant Scherer have impacted groundwater and air, resulting in alleged personal injuries. The plaintiff seeks an unspecified amount of monetary damages, including punitive damages. On May 18, 2023, Georgia Power removed all of these cases to the U.S.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
District Court for the Middle District of Georgia. The plaintiffs are requesting the court remand the cases back to the Superior Court of Monroe County, Georgia.
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
Georgia Power's environmental remediation liability was $14 million and $15 million at June 30, 2023 and December 31, 2022, respectively. Georgia Power has been designated or identified as a potentially responsible party at sites governed by the Georgia Hazardous Site Response Act and/or by the federal Comprehensive Environmental Response, Compensation, and Liability Act, and assessment and potential cleanup of such sites is expected.
Southern Company Gas' environmental remediation liability was $230 million and $256 million at June 30, 2023 and December 31, 2022, respectively, based on the estimated cost of environmental investigation and remediation associated with known former manufactured gas plant operating sites.

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
Mississippi Power
In August 2022, the Mississippi Department of Revenue (Mississippi DOR) completed an audit of sales and use taxes paid by Mississippi Power from 2016 to 2019 and entered a final assessment, indicating a total amount due of $28 million, including associated penalties and interest. Additional interest of approximately $1 million was estimated through June 30, 2023. Mississippi Power does not agree with the audit findings and, in October 2022, filed an administrative appeal with the Mississippi DOR. See Note 3 to the financial statements in Item 8 of the Form 10-K under "Other Matters – Mississippi Power – Department of Revenue Audit" for information regarding a Mississippi PSC accounting order related to the tax audit proceeding. The ultimate outcome of this matter cannot be determined at this time.

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
The following table disaggregates revenue from contracts with customers for the three and six months ended June 30, 2023 and 2022:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Three Months Ended June 30, 2023
Operating revenues
Retail electric revenues
Residential	$1,647	$648	$928	$71	$—	$—
Commercial	1,370	465	830	75	—	—
Industrial	864	429	353	82	—	—
Other	27	3	22	2	—	—
Total retail electric revenues	3,908	1,545	2,133	230	—	—
Natural gas distribution revenues
Residential	330	—	—	—	—	330
Commercial	82	—	—	—	—	82
Transportation	284	—	—	—	—	284
Industrial	6	—	—	—	—	6
Other	51	—	—	—	—	51
Total natural gas distribution revenues	753	—	—	—	—	753
Wholesale electric revenues
PPA energy revenues	253	58	24	2	175	—
PPA capacity revenues	149	44	13	2	91	—
Non-PPA revenues	61	12	6	70	83	—
Total wholesale electric revenues	463	114	43	74	349	—
Other natural gas revenues
Gas marketing services	73	—	—	—	—	73
Other natural gas revenues	8	—	—	—	—	8
Total natural gas revenues	81	—	—	—	—	81
Other revenues	327	43	145	10	16	—
Total revenue from contracts with customers	5,532	1,702	2,321	314	365	834
Other revenue sources(*)	216	(13)	70	(3)	160	18
Total operating revenues	$5,748	$1,689	$2,391	$311	$525	$852

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Six Months Ended June 30, 2023
Operating revenues
Retail electric revenues
Residential	$3,174	$1,308	$1,730	$136	$—	$—
Commercial	2,619	894	1,582	143	—	—
Industrial	1,653	827	666	160	—	—
Other	54	6	44	4	—	—
Total retail electric revenues	7,500	3,035	4,022	443	—	—
Natural gas distribution revenues
Residential	1,226	—	—	—	—	1,226
Commercial	314	—	—	—	—	314
Transportation	603	—	—	—	—	603
Industrial	29	—	—	—	—	29
Other	168	—	—	—	—	168
Total natural gas distribution revenues	2,340	—	—	—	—	2,340
Wholesale electric revenues
PPA energy revenues	534	129	35	5	376	—
PPA capacity revenues	341	105	25	34	179	—
Non-PPA revenues	98	32	10	178	187	—
Total wholesale electric revenues	973	266	70	217	742	—
Other natural gas revenues
Gas marketing services	304	—	—	—	—	304
Other natural gas revenues	20	—	—	—	—	20
Total natural gas revenues	324	—	—	—	—	324
Other revenues	640	103	276	22	27	—
Total revenue from contracts with customers	11,777	3,404	4,368	682	769	2,664
Other revenue sources(*)	451	(68)	199	20	264	64
Total operating revenues	$12,228	$3,336	$4,567	$702	$1,033	$2,728

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Three Months Ended June 30, 2022
Operating revenues
Retail electric revenues
Residential	$1,655	$617	$962	$76	$—	$—
Commercial	1,387	410	900	77	—	—
Industrial	1,005	368	553	84	—	—
Other	25	3	20	2	—	—
Total retail electric revenues	4,072	1,398	2,435	239	—	—
Natural gas distribution revenues
Residential	474	—	—	—	—	474
Commercial	130	—	—	—	—	130
Transportation	276	—	—	—	—	276
Industrial	16	—	—	—	—	16
Other	67	—	—	—	—	67
Total natural gas distribution revenues	963	—	—	—	—	963
Wholesale electric revenues
PPA energy revenues	585	108	40	5	441	—
PPA capacity revenues	136	40	12	—	85	—
Non-PPA revenues	62	35	6	169	196	—
Total wholesale electric revenues	783	183	58	174	722	—
Other natural gas revenues
Gas marketing services	90	—	—	—	—	90
Other natural gas revenues	10	—	—	—	—	10
Total natural gas revenues	100	—	—	—	—	100
Other revenues	308	63	121	9	9	—
Total revenue from contracts with customers	6,226	1,644	2,614	422	731	1,063
Other revenue sources(*)	980	287	507	12	168	20
Total operating revenues	$7,206	$1,931	$3,121	$434	$899	$1,083

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Six Months Ended June 30, 2022
Operating revenues
Retail electric revenues
Residential	$3,179	$1,250	$1,783	$146	$—	$—
Commercial	2,567	786	1,638	143	—	—
Industrial	1,732	691	887	154	—	—
Other	51	7	40	4	—	—
Total retail electric revenues	7,529	2,734	4,348	447	—	—
Natural gas distribution revenues
Residential	1,490	—	—	—	—	1,490
Commercial	400	—	—	—	—	400
Transportation	613	—	—	—	—	613
Industrial	48	—	—	—	—	48
Other	195	—	—	—	—	195
Total natural gas distribution revenues	2,746	—	—	—	—	2,746
Wholesale electric revenues
PPA energy revenues	930	168	72	8	694	—
PPA capacity revenues	268	78	23	3	166	—
Non-PPA revenues	124	99	15	271	269	—
Total wholesale electric revenues	1,322	345	110	282	1,129	—
Other natural gas revenues
Gas marketing services	333	—	—	—	—	333
Other natural gas revenues	26	—	—	—	—	26
Total natural gas revenues	359	—	—	—	—	359
Other revenues	530	109	216	17	17	—
Total revenue from contracts with customers	12,486	3,188	4,674	746	1,146	3,105
Other revenue sources(*)	1,368	392	654	23	292	35
Total operating revenues	$13,854	$3,580	$5,328	$769	$1,438	$3,140
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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Contract Balances
The following table reflects the closing balances of receivables, contract assets, and contract liabilities related to revenues from contracts with customers at June 30, 2023 and December 31, 2022:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Accounts Receivable
At June 30, 2023	$2,423	$670	$986	$101	$126	$461
At December 31, 2022	3,123	696	922	92	237	1,107
Contract Assets
At June 30, 2023	$167	$—	$73	$—	$—	$30
At December 31, 2022	156	2	89	—	—	—
Contract Liabilities
At June 30, 2023	$73	$1	$28	$3	$1	$—
At December 31, 2022	45	4	9	—	1	—
Contract assets for Georgia Power primarily relate to retail customer fixed bill programs, where the payment is contingent upon Georgia Power's continued performance and the customer's continued participation in the program over a one-year contract term, and unregulated service agreements, where payment is contingent on project completion. Contract liabilities for Georgia Power primarily relate to cash collections recognized in advance of revenue for unregulated service agreements and retail customer fixed bill programs. At June 30, 2023, Southern Company Gas' contract assets relate to work performed on an energy efficiency enhancement and upgrade contract with the U.S. General Services Administration. Southern Company Gas receives cash advances from a third-party financial institution to fund work performed, of which approximately $41 million had been received at June 30, 2023. These advances have been accounted for as long-term debt on the balance sheets. See Note 1 to the financial statements under "Affiliate Transactions" in Item 8 of the Form 10-K for additional information regarding the construction contract. At June 30, 2023 and December 31, 2022, Southern Company's unregulated distributed generation business had contract assets of $64 million and $65 million, respectively, and contract liabilities of $42 million and $32 million, respectively, for outstanding performance obligations.
Revenues recognized in the three and six months ended June 30, 2023, which were included in contract liabilities at December 31, 2022, were immaterial for the applicable Registrants. Contract liabilities are primarily classified as current on the balance sheets as the corresponding revenues are generally expected to be recognized within one year.
Remaining Performance Obligations
The Subsidiary Registrants may enter into long-term contracts with customers in which revenues are recognized as performance obligations are satisfied over the contract term. For Alabama Power, Georgia Power, and Southern Power, these contracts primarily relate to PPAs whereby electricity and generation capacity are provided to a customer. The revenue recognized for the delivery of electricity is variable; however, certain PPAs include a fixed payment for fixed generation capacity over the term of the contract. For Southern Company Gas, these contracts primarily relate to the U.S. General Services Administration contract described above. Southern Company's unregulated distributed generation business also has partially satisfied performance obligations related to certain

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
fixed price contracts. Revenues from contracts with customers related to these performance obligations remaining at June 30, 2023 are expected to be recognized as follows:

	2023 (remaining)	2024	2025	2026	2027	Thereafter
	(in millions)
Southern Company	$333	$544	$351	$316	$319	$2,089
Alabama Power	11	8	7	—	—	—
Georgia Power	43	58	28	14	14	23
Southern Power	188	358	302	303	310	2,077
Southern Company Gas	11	29	—	—	—	—
Lease Income
Lease income for the three and six months ended June 30, 2023 and 2022 is as follows:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
For the Three Months Ended June 30, 2023
Lease income - interest income on sales-type leases	$6	$—	$—	$4	$2	$—
Lease income - operating leases	42	11	7	1	21	9
Variable lease income	123	—	—	—	132	—
Total lease income	$171	$11	$7	$5	$155	$9

For the Six Months Ended June 30, 2023
Lease income - interest income on sales-type leases	$12	$—	$—	$7	$5	$—
Lease income - operating leases	92	29	14	2	42	18
Variable lease income	192	—	—	—	207	—
Total lease income	$296	$29	$14	$9	$254	$18

For the Three Months Ended June 30, 2022
Lease income - interest income on sales-type leases	$7	$—	$—	$4	$3	$—
Lease income - operating leases	52	19	8	—	21	9
Variable lease income	129	—	—	—	138	—
Total lease income	$188	$19	$8	$4	$162	$9

For the Six Months Ended June 30, 2022
Lease income - interest income on sales-type leases	$13	$—	$—	$8	$5	$—
Lease income - operating leases	105	39	16	1	42	18
Variable lease income	211	—	—	—	227	—
Total lease income	$329	$39	$16	$9	$274	$18
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
Southern Company
At June 30, 2023 and December 31, 2022, Southern Holdings had equity method investments totaling $122 million and $112 million, respectively, primarily related to investments in venture capital funds focused on energy and utility investments. Earnings from these investments were immaterial for all periods presented.
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
SP Solar and SP Wind
At June 30, 2023 and December 31, 2022, SP Solar had total assets of $5.8 billion and $5.9 billion, respectively, total liabilities of $0.4 billion, and noncontrolling interests of $1.0 billion and $1.1 billion, respectively. Cash distributions from SP Solar are allocated 67% to Southern Power and 33% to Global Atlantic in accordance with their partnership interest percentage. Under the terms of the limited partnership agreement, distributions without limited partner consent are limited to available cash and SP Solar is obligated to distribute all such available cash to its partners each quarter. Available cash includes all cash generated in the quarter subject to the maintenance of appropriate operating reserves.
At June 30, 2023 and December 31, 2022, SP Wind had total assets of $2.2 billion, total liabilities of $175 million and $169 million, respectively, and noncontrolling interests of $39 million. Under the terms of the limited liability agreement, distributions without Class A member consent are limited to available cash and SP Wind is obligated to distribute all such available cash to its members each quarter. Available cash includes all cash generated in the quarter subject to the maintenance of appropriate operating reserves. Cash distributions from SP Wind are generally allocated 60% to Southern Power and 40% to the three financial investors in accordance with the limited liability agreement.
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
At June 30, 2023 and December 31, 2022, the other VIEs had total assets of $1.7 billion and $1.8 billion, respectively, total liabilities of $0.2 billion, and noncontrolling interests of $0.8 billion. Under the terms of the partnership agreements, distributions of all available cash are required each month or quarter and additional distributions require partner consent.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Equity Method Investments
At December 31, 2022, Southern Power had equity method investments in wind and battery energy storage projects totaling $49 million. During the first quarter 2023, Southern Power sold its remaining equity method investments in the projects and received proceeds of $50 million. Earnings (loss) from these investments, including the gains associated with the sales, were immaterial for all periods presented.
Southern Company Gas
Equity Method Investments
The carrying amounts of Southern Company Gas' equity method investments at June 30, 2023 and December 31, 2022 and related earnings from those investments for the three and six months ended June 30, 2023 and 2022 were as follows:

Investment Balance	June 30, 2023	December 31, 2022
	(in millions)
SNG	$1,220	$1,243
Other	32	33
Total	$1,252	$1,276

	Three Months Ended June 30,		Six Months Ended June 30,
Earnings from Equity Method Investments	2023	2022	2023	2022
	(in millions)
SNG	$28	$31	$72	$70
Other	—	—	—	1
Total	$28	$31	$72	$71

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
(F) FINANCING AND LEASES
Bank Credit Arrangements
See Note 8 to the financial statements under "Bank Credit Arrangements" in Item 8 of the Form 10-K for additional information.
At June 30, 2023, committed credit arrangements with banks were as follows:

	Expires
Company	2024	2025	2026	2028	Total	Unused	Expires within One Year
	(in millions)
Southern Company parent(a)	$150	$—	$—	$1,850	$2,000	$1,998	$150
Alabama Power	550	—	—	700	1,250	1,250	—
Georgia Power	—	—	—	1,750	1,750	1,726	—
Mississippi Power	—	125	150	—	275	275	—
Southern Power(a)(b)	—	—	—	600	600	589	—
Southern Company Gas(c)	100	—	—	1,500	1,600	1,598	100
SEGCO	30	—	—	—	30	30	30
Southern Company	$830	$125	$150	$6,400	$7,505	$7,466	$280
(a)Arrangement expiring in 2028 represents a $2.45 billion combined arrangement for Southern Company and Southern Power as borrowers. Pursuant to the combined facility, the allocations between Southern Company and Southern Power may be adjusted.
(b)Does not include Southern Power Company's $75 million and $100 million continuing letter of credit facilities for standby letters of credit, expiring in 2025 and 2026, respectively, of which $9 million and $16 million, respectively, was unused at June 30, 2023. In March 2023, Southern Power amended the $100 million letter of credit facility, which, among other things, extended the expiration date from 2025 to 2026 and increased the amount from $75 million. Southern Power's subsidiaries are not parties to its bank credit arrangements or letter of credit facilities.
(c)Southern Company Gas, as the parent entity, guarantees the obligations of Southern Company Gas Capital, which is the borrower of $800 million of the credit arrangement expiring in 2028. Southern Company Gas' committed credit arrangement expiring in 2028 also includes $700 million for which Nicor Gas is the borrower and which is restricted for working capital needs of Nicor Gas. Pursuant to the multi-year credit arrangement expiring in 2028, the allocations between Southern Company Gas Capital and Nicor Gas may be adjusted. Nicor Gas is also the borrower under a $100 million credit arrangement expiring in 2024.
As reflected in the table above, in May 2023, Southern Company and Southern Power combined and extended their multi-year credit arrangements previously maturing in 2026, resulting in a single aggregate $2.45 billion facility (currently allocated $1.85 billion for Southern Company and $600 million for Southern Power) maturing in 2028. Pursuant to the combined facility, the allocations between Southern Company and Southern Power may be adjusted. Alabama Power, Georgia Power, and Southern Company Gas Capital, along with Nicor Gas, amended and restated certain of their multi-year credit arrangements, which, among other things, extended the maturity dates from 2026 to 2028. Mississippi Power amended and restated certain of its multi-year credit arrangements aggregating $150 million, which, among other things, extended the maturity dates from 2024 to 2026. Nicor Gas also entered into a $100 million credit arrangement maturing in 2024 to replace its $250 million credit arrangement that expired in 2023. In June 2023, Southern Company also entered into a new $150 million credit arrangement maturing in 2024.
Subject to applicable market conditions, Southern Company and its subsidiaries expect to renew or replace their bank credit arrangements as needed, prior to expiration. In connection therewith, Southern Company and its subsidiaries may extend the maturity dates and/or increase or decrease the lending commitments thereunder.
These bank credit arrangements, as well as the term loan arrangements of the Registrants, Nicor Gas, and SEGCO, contain covenants that limit debt levels and contain cross-acceleration provisions to other indebtedness (including guarantee obligations) that are restricted only to the indebtedness of the individual company. The cross-acceleration

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
provisions to other indebtedness would trigger an event of default if the applicable borrower defaulted on indebtedness, the payment of which was then accelerated. At June 30, 2023, the Registrants, Nicor Gas, and SEGCO were in compliance with all such covenants. None of the bank credit arrangements contain material adverse change clauses at the time of borrowings.
A portion of the unused credit with banks is allocated to provide liquidity support to the revenue bonds of the traditional electric operating companies and the commercial paper programs of the Registrants, Nicor Gas, and SEGCO. The amount of variable rate revenue bonds of the traditional electric operating companies outstanding requiring liquidity support at June 30, 2023 was approximately $1.4 billion (comprised of approximately $492 million at Alabama Power, $819 million at Georgia Power, and $69 million at Mississippi Power). In addition, at June 30, 2023, Alabama Power and Georgia Power had approximately $120 million and $225 million, respectively, of fixed rate revenue bonds outstanding that are required to be remarketed within the next 12 months.
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
Earnings per Share
For Southern Company, the only difference in computing basic and diluted earnings per share (EPS) is attributable to awards outstanding under stock-based compensation plans, the Series 2023A Convertible Senior Notes, and the equity units issued in 2019 and settled in August 2022. EPS dilution resulting from stock-based compensation plans and the equity units is determined using the treasury stock method and EPS dilution resulting from the Series 2023A Convertible Senior Notes is determined using the net share settlement method. See Note 12 to the financial statements in Item 8 of the Form 10-K, "Convertible Senior Notes" herein, and Note 8 to the financial statements under "Equity Units" in Item 8 of the Form 10-K for additional information. Shares used to compute diluted EPS were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
As reported shares	1,092	1,065	1,092	1,064
Effect of stock-based compensation	6	5	6	5
Effect of equity units	—	2	—	1
Diluted shares	1,098	1,072	1,098	1,070
For all periods presented, an immaterial number of stock-based compensation awards was excluded from the diluted EPS calculation because the awards were anti-dilutive.
For all periods presented, there was no dilution resulting from the Series 2023A Convertible Senior Notes.
Southern Company Leveraged Lease
See Note 9 to the financial statements in Item 8 of the Form 10-K for information on a leveraged lease agreement related to energy generation. In June 2022, the Southern Holdings subsidiary operating the generating plant for the lessee provided notice to the lessee to terminate the related operating and maintenance agreement effective June 30, 2023. Subsequently, the lessee failed to make the semi-annual lease payment due in December 2022. As a result, the Southern Holdings subsidiary was unable to make its corresponding payment to the holders of the underlying non-recourse debt related to the generation assets. The parties to the lease entered into forbearance agreements which suspended the related contractual rights of the parties while they continued restructuring negotiations, during which the termination date for the operating and maintenance agreement was delayed until July 31, 2023. The negotiations were completed on July 14, 2023, resulting in the Southern Holdings subsidiary agreeing to continue operating the plant for the lessee until the lessee's associated power off-take agreement ends in 2032, subject to certain terms and conditions. The restructuring had no material impact on Southern Company's financial statements. Southern Company will continue to monitor the operational performance of the underlying assets and evaluate the ability of the lessee to continue to meet its obligations, including those associated with a future closure or retirement of the generation assets and associated properties, including the dry ash landfill.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
(G) INCOME TAXES
See Note 10 to the financial statements in Item 8 of the Form 10-K for additional tax information.
Current and Deferred Income Taxes
Tax Credit and Net Operating Loss Carryforwards
Southern Company's federal PTC and ITC carryforwards begin expiring in 2031, but are expected to be fully utilized by 2027. The utilization of each Registrant's estimated tax credit and state net operating loss carryforwards and related valuation allowances could be impacted by numerous factors, including the acquisition of additional renewable projects, an increase in Georgia Power's ownership interest in Plant Vogtle Units 3 and 4, changes in taxable income projections, and potential income tax rate changes. See Note (B) and Note 2 to the financial statements in Item 8 of the Form 10-K under "Georgia Power – Nuclear Construction" for additional information on Plant Vogtle Units 3 and 4.
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
Southern Company
Southern Company's effective tax rate was 10.7% for the six months ended June 30, 2023 compared to 18.7% for the corresponding period in 2022. The effective tax rate decrease was primarily due to an increase in the flowback of certain excess deferred income taxes at Alabama Power in 2023, lower pre-tax earnings in 2023, and an adjustment related to state tax credit carryforwards and the related valuation allowance at Georgia Power in 2022 and 2023, partially offset by the flowback of certain excess deferred income taxes ending in 2022 at Georgia Power.
Alabama Power
Alabama Power's effective tax rate was 3.9% for the six months ended June 30, 2023 compared to 23.6% for the corresponding period in 2022. The effective tax rate decrease was primarily due to an increase in the flowback of certain excess deferred income taxes in 2023 and lower pre-tax earnings in 2023. See Note 2 to the financial statements under "Alabama Power – Excess Accumulated Deferred Income Tax Accounting Order" in Item 8 of the Form 10-K for additional information.
Georgia Power
Georgia Power's effective tax rate was 15.8% for the six months ended June 30, 2023 compared to 16.4% for the corresponding period in 2022. The effective tax rate decrease was primarily due to an adjustment related to state tax credit carryforwards in 2022, a decrease in a valuation allowance on certain state tax credit carryforwards in 2023, and lower pre-tax earnings in 2023, largely offset by the flowback of certain excess deferred income taxes ending in 2022.
Mississippi Power
Mississippi Power's effective tax rate was 15.2% for the six months ended June 30, 2023 compared to 18.8% for the corresponding period in 2022. The effective tax rate decrease was primarily due to an increase in the flowback of certain excess deferred income taxes in 2023.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Southern Power
Southern Power's effective tax benefit rate was (0.7)% for the six months ended June 30, 2023 compared to an effective tax rate of 11.2% for the corresponding period in 2022. The effective tax rate decrease was primarily due to changes in state apportionment methodology resulting from tax legislation enacted by the State of Tennessee in May 2023.
Unrecognized Tax Benefits
Southern Company's and Georgia Power's unrecognized tax positions balances at June 30, 2023 were $130 million and $48 million, respectively, compared to $80 million for Southern Company at December 31, 2022. The increases from prior periods are primarily related to the amendment of certain 2019 state tax filing positions related to tax credit utilization. If accepted by the state, these positions would decrease Southern Company's and Georgia Power's effective tax rates. The ultimate outcome of this unrecognized tax benefit is dependent on acceptance by the state and is expected to be resolved in the next 12 months.
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
On each Registrant's condensed statements of income, the service cost component of net periodic benefit costs is included in other operations and maintenance expenses and all other components of net periodic benefit costs are included in other income (expense), net. Components of the net periodic benefit costs for the three and six months ended June 30, 2023 and 2022 are presented in the following tables.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Three Months Ended June 30, 2023
Pension Plans
Service cost	$69	$16	$17	$3	$1	$6
Interest cost	157	36	47	7	2	11
Expected return on plan assets	(308)	(74)	(96)	(14)	(4)	(22)
Amortization:
Prior service costs	—	—	1	—	—	(1)
Regulatory asset	—	—	—	—	—	4
Net (gain) loss	8	3	3	—	—	(1)
Net periodic pension income	$(74)	$(19)	$(28)	$(4)	$(1)	$(3)

Postretirement Benefits
Service cost	$3	$1	$1	$—	$—	$—
Interest cost	17	4	7	1	—	2
Expected return on plan assets	(20)	(9)	(8)	—	—	(2)
Amortization:
Prior service costs	1	—	—	—	—	—
Regulatory asset	—	—	—	—	—	2
Net gain	(3)	—	(1)	—	—	(1)
Net periodic postretirement benefit cost (income)	$(2)	$(4)	$(1)	$1	$—	$1

Six Months Ended June 30, 2023
Pension Plans
Service cost	$138	$32	$34	$6	$3	$12
Interest cost	313	72	95	14	4	21
Expected return on plan assets	(615)	(148)	(192)	(28)	(8)	(44)
Amortization:
Prior service costs	—	—	1	—	—	(1)
Regulatory asset	—	—	—	—	—	8
Net (gain) loss	16	5	6	—	—	(2)
Net periodic pension income	$(148)	$(39)	$(56)	$(8)	$(1)	$(6)

Postretirement Benefits
Service cost	$7	$2	$2	$—	$—	$—
Interest cost	35	8	13	2	—	4
Expected return on plan assets	(41)	(17)	(15)	(1)	—	(3)
Amortization:
Prior service costs	1	—	—	—	—	—
Regulatory asset	—	—	—	—	—	3
Net gain	(6)	(1)	(2)	—	—	(2)
Net periodic postretirement benefit cost (income)	$(4)	$(8)	$(2)	$1	$—	$2

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Three Months Ended June 30, 2022
Pension Plans
Service cost	$103	$24	$26	$4	$3	$8
Interest cost	102	24	30	4	1	7
Expected return on plan assets	(317)	(75)	(100)	(14)	(4)	(24)
Amortization:
Prior service costs	—	—	1	—	—	—
Regulatory asset	—	—	—	—	—	4
Net loss	60	15	19	4	—	1
Net periodic pension income	$(52)	$(12)	$(24)	$(2)	$—	$(4)

Postretirement Benefits
Service cost	$5	$2	$1	$—	$—	$—
Interest cost	11	2	3	1	—	1
Expected return on plan assets	(20)	(8)	(6)	(1)	—	(1)
Amortization:
Regulatory asset	—	—	—	—	—	1
Net loss	—	—	1	—	—	—
Net periodic postretirement benefit cost (income)	$(4)	$(4)	$(1)	$—	$—	$1

Six Months Ended June 30, 2022
Pension Plans
Service cost	$206	$49	$52	$8	$5	$17
Interest cost	204	48	61	9	3	14
Expected return on plan assets	(633)	(152)	(199)	(29)	(8)	(46)
Amortization:
Prior service costs	—	—	1	—	—	(1)
Regulatory asset	—	—	—	—	—	8
Net loss	120	31	37	7	1	3
Net periodic pension cost (income)	$(103)	$(24)	$(48)	$(5)	$1	$(5)

Postretirement Benefits
Service cost	$11	$3	$3	$—	$—	$1
Interest cost	21	5	7	1	—	2
Expected return on plan assets	(40)	(16)	(13)	(1)	—	(3)
Amortization:
Regulatory asset	—	—	—	—	—	3
Net (gain) loss	—	—	1	—	—	(1)
Net periodic postretirement benefit cost (income)	$(8)	$(8)	$(2)	$—	$—	$2

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
(I) FAIR VALUE MEASUREMENTS
At June 30, 2023, assets and liabilities measured at fair value on a recurring basis during the period, together with their associated level of the fair value hierarchy, were as follows:

	Fair Value Measurements Using:
At June 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value as a Practical Expedient (NAV)	Total
	(in millions)
Southern Company
Assets:
Energy-related derivatives(a)	$7	$86	$—	$—	$93
Interest rate derivatives	—	4	—	—	4
Investments in trusts:(b)(c)
Domestic equity	718	205	—	—	923
Foreign equity	140	167	—	—	307
U.S. Treasury and government agency securities	—	333	—	—	333
Municipal bonds	—	46	—	—	46
Pooled funds – fixed income	—	7	—	—	7
Corporate bonds	—	391	—	—	391
Mortgage and asset backed securities	—	90	—	—	90
Private equity	—	—	—	166	166
Cash and cash equivalents	2	—	—	—	2
Other	31	7	—	9	47
Cash equivalents	1,494	12	—	—	1,506
Other investments	9	34	8	—	51
Total	$2,401	$1,382	$8	$175	$3,966
Liabilities:
Energy-related derivatives(a)	$33	$278	$—	$—	$311
Interest rate derivatives	—	304	—	—	304
Foreign currency derivatives	—	170	—	—	170
Contingent consideration	—	—	12	—	12
Other	—	13	—	—	13
Total	$33	$765	$12	$—	$810

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Fair Value Measurements Using:
At June 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value as a Practical Expedient (NAV)	Total
	(in millions)
Alabama Power
Assets:
Energy-related derivatives	$—	$32	$—	$—	$32
Nuclear decommissioning trusts:(b)
Domestic equity	420	198	—	—	618
Foreign equity	140	—	—	—	140
U.S. Treasury and government agency securities	—	20	—	—	20
Municipal bonds	—	1	—	—	1
Corporate bonds	—	221	—	—	221
Mortgage and asset backed securities	—	21	—	—	21
Private equity	—	—	—	166	166
Other	7	—	—	9	16
Cash equivalents	110	12	—	—	122
Other investments	—	34	—	—	34
Total	$677	$539	$—	$175	$1,391
Liabilities:
Energy-related derivatives	$—	$84	$—	$—	$84

Georgia Power
Assets:
Energy-related derivatives	$—	$17	$—	$—	$17
Nuclear decommissioning trusts:(b)(c)
Domestic equity	298	1	—	—	299
Foreign equity		166	—	—	166
U.S. Treasury and government agency securities	—	313	—	—	313
Municipal bonds	—	45	—	—	45
Corporate bonds	—	170	—	—	170
Mortgage and asset backed securities	—	69	—	—	69
Other	24	7	—	—	31
Total	$322	$788	$—	$—	$1,110
Liabilities:
Energy-related derivatives	$—	$102	$—	$—	$102

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Fair Value Measurements Using:
At June 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value as a Practical Expedient (NAV)	Total
	(in millions)
Mississippi Power
Assets:
Energy-related derivatives	$—	$27	$—	$—	$27
Liabilities:
Energy-related derivatives	$—	$55	$—	$—	$55

Southern Power
Assets:
Energy-related derivatives	$—	$4	$—	$—	$4
Cash equivalents	5	—	—	—	5
Total	$5	$4	$—	$—	$9
Liabilities:
Energy-related derivatives	$—	$10	$—	$—	$10
Foreign currency derivatives	—	28	—	—	28
Contingent consideration	—	—	12	—	12
Other	—	13	—	—	13
Total	$—	$51	$12	$—	$63

Southern Company Gas
Assets:
Energy-related derivatives(a)	$7	$6	$—	$—	$13
Interest rate derivatives	—	4	—	—	4
Non-qualified deferred compensation trusts:
Domestic equity	—	6	—	—	6
Foreign equity	—	1	—	—	1
Pooled funds – fixed income	—	7	—	—	7
Cash equivalents	2	—	—	—	2
Cash equivalents and restricted cash	215	—	—	—	215
Total	$224	$24	$—	$—	$248
Liabilities:
Energy-related derivatives(a)	$33	$27	$—	$—	$60
Interest rate derivatives	—	88	—	—	88
Total	$33	$115	$—	$—	$148
(a)Excludes cash collateral of $52 million.
(b)Excludes receivables related to investment income, pending investment sales, payables related to pending investment purchases, and currencies. See Note 6 to the financial statements in Item 8 of the Form 10-K for additional information.
(c)Includes investment securities pledged to creditors and collateral received and excludes payables related to the securities lending program. At June 30, 2023, approximately $25 million of the fair market value of Georgia Power's nuclear decommissioning trust funds' securities were on loan to creditors under the funds' managers' securities lending program. See Note 6 to the financial statements in Item 8 of the Form 10-K for additional information.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Southern Company, Alabama Power, and Georgia Power continue to elect the option to fair value investment securities held in the nuclear decommissioning trust funds. The fair value of the funds, including reinvested interest and dividends and excluding the funds' expenses, increased (decreased) by the amounts shown in the table below for the three and six months ended June 30, 2023 and 2022. The changes were recorded as a change to the regulatory assets and liabilities related to AROs for Georgia Power and Alabama Power, respectively.

	Three Months Ended		Six Months Ended
Fair value increases (decreases)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(in millions)
Southern Company	$132	$(230)	$228	$(380)
Alabama Power	58	(125)	103	(192)
Georgia Power	74	(105)	125	(188)
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
At June 30, 2023, the fair value measurements of private market investments held in Alabama Power's nuclear decommissioning trusts that are calculated at net asset value per share (or its equivalent) as a practical expedient totaled $175 million and unfunded commitments related to the private market investments totaled $77 million. Private market investments include high-quality private equity funds across several market sectors, funds that invest in real estate assets, and a private credit fund. Private market funds do not have redemption rights. Distributions from these funds will be received as the underlying investments in the funds are liquidated.
At June 30, 2023, other financial instruments for which the carrying amount did not equal fair value were as follows:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas(*)
	(in billions)
Long-term debt, including securities due within one year:
Carrying amount	$58.9	$10.8	$16.5	$1.6	$3.0	$7.5
Fair value	53.5	9.5	15.0	1.4	2.8	6.6
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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
At June 30, 2023, the net volume of energy-related derivative contracts for natural gas positions, together with the longest hedge date over which the respective entity is hedging its exposure to the variability in future cash flows for forecasted transactions and the longest non-hedge date for derivatives not designated as hedges, were as follows:

	Net Purchased mmBtu	Longest Hedge Date	Longest Non-Hedge Date
	(in millions)
Southern Company(*)	422	2030	2028
Alabama Power	108	2026	2023
Georgia Power	109	2026	2023
Mississippi Power	85	2027	2023
Southern Power	10	2030	2024
Southern Company Gas(*)	110	2028	2028
(*)Southern Company Gas' derivative instruments include both long and short natural gas positions. A long position is a contract to purchase natural gas and a short position is a contract to sell natural gas. Southern Company Gas' volume represents the net of 119.7 million mmBtu long natural gas positions and 9.4 million mmBtu short natural gas positions at June 30, 2023, which is also included in Southern Company's total volume.
In addition to the volumes discussed above, the traditional electric operating companies and Southern Power enter into physical natural gas supply contracts that provide the option to sell back excess natural gas due to operational constraints. The maximum expected volume of natural gas subject to such a feature is 11 million mmBtu for Southern Company, which includes 3 million mmBtu for Alabama Power, 4 million mmBtu for Georgia Power, 1 million mmBtu for Mississippi Power, and 3 million mmBtu for Southern Power.
For cash flow hedges of energy-related derivatives, the estimated pre-tax losses expected to be reclassified from accumulated OCI to earnings for the 12-month period ending June 30, 2024 are $33 million for Southern Company, $24 million for Southern Company Gas, and $9 million for Southern Power.
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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
At June 30, 2023, the following interest rate derivatives were outstanding:

	Notional Amount	Weighted Average Interest Rate Paid	Interest Rate Received	Hedge Maturity Date	Fair Value Gain (Loss) at June 30, 2023
	(in millions)				(in millions)
Cash Flow Hedges of Forecasted Debt
Southern Company Gas	$250	3.40%	N/A	August 2033	$4
Fair Value Hedges of Existing Debt
Southern Company parent	400	1-month LIBOR + 0.68%	1.75%	March 2028	(56)
Southern Company parent	1,000	1-month LIBOR + 2.36%	3.70%	April 2030	(160)
Southern Company Gas	500	1-month LIBOR + 0.38%	1.75%	January 2031	(88)
Southern Company	$2,150				$(300)
For cash flow hedges of interest rate derivatives, the estimated pre-tax gains (losses) expected to be reclassified from accumulated OCI to interest expense for the 12-month period ending June 30, 2024 are $(15) million for Southern Company and immaterial for the traditional electric operating companies and Southern Company Gas. Deferred gains and losses related to interest rate derivatives are expected to be amortized into earnings through 2052 for Southern Company, Alabama Power, and Georgia Power, 2028 for Mississippi Power, and 2046 for Southern Company Gas.
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
At June 30, 2023, the following foreign currency derivatives were outstanding:

	Pay Notional	Pay Rate	Receive Notional	Receive Rate	Hedge Maturity Date	Fair Value Gain (Loss) at June 30, 2023
	(in millions)		(in millions)			(in millions)
Cash Flow Hedges of Existing Debt
Southern Power	$564	3.78%	€500	1.85%	June 2026	$(28)
Fair Value Hedges of Existing Debt
Southern Company parent	1,476	3.39%	1,250	1.88%	September 2027	(142)
Southern Company	$2,040		€1,750			$(170)

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
For cash flow hedges of foreign currency derivatives, the estimated pre-tax losses expected to be reclassified from accumulated OCI to earnings for the 12-month period ending June 30, 2024 are $11 million for Southern Power.
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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The fair value of energy-related derivatives, interest rate derivatives, and foreign currency derivatives was reflected in the balance sheets as follows:

	At June 30, 2023		At December 31, 2022
Derivative Category and Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
	(in millions)		(in millions)
Southern Company
Energy-related derivatives designated as hedging instruments for regulatory purposes
Assets from risk management activities/Liabilities from risk management activities	$46	$166	$123	$121
Other deferred charges and assets/Other deferred credits and liabilities	36	101	52	44
Total derivatives designated as hedging instruments for regulatory purposes	82	267	175	165
Derivatives designated as hedging instruments in cash flow and fair value hedges
Energy-related derivatives:
Assets from risk management activities/Liabilities from risk management activities	1	32	3	27
Other deferred charges and assets/Other deferred credits and liabilities	3	5	6	4
Interest rate derivatives:
Assets from risk management activities/Liabilities from risk management activities	4	77	12	62
Other deferred charges and assets/Other deferred credits and liabilities	—	227	—	240
Foreign currency derivatives:
Assets from risk management activities/Liabilities from risk management activities	—	35	—	34
Other deferred charges and assets/Other deferred credits and liabilities	—	135	—	182
Total derivatives designated as hedging instruments in cash flow and fair value hedges	8	511	21	549
Energy-related derivatives not designated as hedging instruments
Assets from risk management activities/Liabilities from risk management activities	7	7	13	13
Other deferred charges and assets/Other deferred credits and liabilities	—	—	2	1
Total derivatives not designated as hedging instruments	7	7	15	14
Gross amounts recognized	97	785	211	728
Gross amounts offset(a)	(40)	(92)	(70)	(111)
Net amounts recognized in the Balance Sheets(b)	$57	$693	$141	$617

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	At June 30, 2023		At December 31, 2022
Derivative Category and Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
	(in millions)		(in millions)
Alabama Power(c)
Energy-related derivatives designated as hedging instruments for regulatory purposes
Other current assets/Other current liabilities	$20	$46	$42	$21
Other deferred charges and assets/Other deferred credits and liabilities	12	38	20	18
Total derivatives designated as hedging instruments for regulatory purposes	32	84	62	39
Gross amounts offset	(20)	(20)	(24)	(24)
Net amounts recognized in the Balance Sheets	$12	$64	$38	$15

Georgia Power
Energy-related derivatives designated as hedging instruments for regulatory purposes
Assets from risk management activities/Other current liabilities	$7	$65	$36	$43
Other deferred charges and assets/Other deferred credits and liabilities	8	37	6	18
Total derivatives designated as hedging instruments for regulatory purposes	15	102	42	61
Energy-related derivatives not designated as hedging instruments
Other current assets/Other current liabilities	2	—	—	1
Gross amounts recognized	17	102	42	62
Gross amounts offset	(12)	(12)	(21)	(21)
Net amounts recognized in the Balance Sheets	$5	$90	$21	$41

Mississippi Power(c)
Energy-related derivatives designated as hedging instruments for regulatory purposes
Assets from risk management activities/Other current liabilities	$11	$28	$33	$24
Other deferred charges and assets/Other deferred credits and liabilities	16	27	26	8
Total derivatives designated as hedging instruments for regulatory purposes	27	55	59	32
Gross amounts offset	(19)	(19)	(17)	(17)
Net amounts recognized in the Balance Sheets	$8	$36	$42	$15

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	At June 30, 2023		At December 31, 2022
Derivative Category and Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
	(in millions)		(in millions)
Southern Power
Derivatives designated as hedging instruments in cash flow and fair value hedges
Energy-related derivatives:
Other current assets/Other current liabilities	$—	$9	$—	$12
Other deferred charges and assets/Other deferred credits and liabilities	3	1	5	—
Foreign currency derivatives:
Other current assets/Other current liabilities	—	11	—	11
Other deferred charges and assets/Other deferred credits and liabilities	—	17	—	36
Total derivatives designated as hedging instruments in cash flow and fair value hedges	3	38	5	59
Energy-related derivatives not designated as hedging instruments
Other current assets/Other current liabilities	—	—	2	—
Other deferred charges and assets/Other deferred credits and liabilities	1	—	1	—
Total derivatives not designated as hedging instruments	1	—	3	—
Gross amounts recognized	4	38	8	59
Gross amounts offset	(1)	(1)	—	—
Net amounts recognized in the Balance Sheets	$3	$37	$8	$59

Southern Company Gas
Energy-related derivatives designated as hedging instruments for regulatory purposes
Other current assets/Other current liabilities	$8	$27	$12	$33
Derivatives designated as hedging instruments in cash flow and fair value hedges
Energy-related derivatives:
Other current assets/Other current liabilities	1	23	3	15
Other deferred charges and assets/Other deferred credits and liabilities	—	4	1	4
Interest rate derivatives:
Other current assets/Other current liabilities	4	19	—	14
Other deferred charges and assets/Other deferred credits and liabilities	—	69	—	72
Total derivatives designated as hedging instruments in cash flow and fair value hedges	5	115	4	105
Energy-related derivatives not designated as hedging instruments
Other current assets/Other current liabilities	4	6	11	12
Other deferred charges and assets/Other deferred credits and liabilities	—	—	1	1
Total derivatives not designated as hedging instruments	4	6	12	13
Gross amounts recognized	17	148	28	151
Gross amounts offset(a)	14	(38)	—	(41)
Net amounts recognized in the Balance Sheets(b)	$31	$110	$28	$110

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
(a)Gross amounts offset includes cash collateral held on deposit in broker margin accounts of $52 million and $41 million at June 30, 2023 and December 31, 2022, respectively.
(b)Net amounts of derivative instruments outstanding exclude immaterial premium and intrinsic value associated with weather derivatives for both periods presented.
(c)Energy-related derivatives not designated as hedging instruments were immaterial for Alabama Power and Mississippi Power for both periods presented.
At June 30, 2023 and December 31, 2022, the pre-tax effects of unrealized derivative gains (losses) arising from energy-related derivative instruments designated as regulatory hedging instruments and deferred were as follows:

Regulatory Hedge Unrealized Gain (Loss) Recognized in the Balance Sheet
Derivative Category and Balance Sheet Location	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Company Gas
	(in millions)
At June 30, 2023:
Energy-related derivatives:
Other regulatory assets, current	$(141)	$(37)	$(60)	$(22)	$(22)
Other regulatory assets, deferred	(71)	(27)	(30)	(14)	—
Other regulatory liabilities, current	29	11	2	4	12
Other regulatory liabilities, deferred	6	1	1	4	—
Total energy-related derivative gains (losses)	$(177)	$(52)	$(87)	$(28)	$(10)

At December 31, 2022:
Energy-related derivatives:
Other regulatory assets, current	$(71)	$(8)	$(26)	$(13)	$(24)
Other regulatory assets, deferred	(23)	(7)	(14)	(2)	—
Other regulatory liabilities, current	72	29	19	22	2
Other regulatory liabilities, deferred	31	9	2	20	—
Total energy-related derivative gains (losses)	$9	$23	$(19)	$27	$(22)

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
For the three and six months ended June 30, 2023 and 2022, the pre-tax effects of cash flow and fair value hedge accounting on accumulated OCI for the applicable Registrants were as follows:

Gain (Loss) Recognized in OCI on Derivatives	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)		(in millions)
Southern Company
Cash flow hedges:
Energy-related derivatives	$(5)	$(1)	$(50)	$41
Interest rate derivatives	3	21	(10)	30
Foreign currency derivatives	8	(74)	9	(102)
Fair value hedges(*):
Foreign currency derivatives	30	(7)	1	(3)
Total	$36	$(61)	$(50)	$(34)
Georgia Power
Cash flow hedges:
Interest rate derivatives	$(1)	$19	$(3)	$31
Southern Power
Cash flow hedges:
Energy-related derivatives	$(2)	$2	$(13)	$7
Foreign currency derivatives	8	(74)	9	(102)
Total	$6	$(72)	$(4)	$(95)
Southern Company Gas
Cash flow hedges:
Energy-related derivatives	$(3)	$(2)	$(37)	$35
Interest rate derivatives	3	(5)	4	(5)
Total	$—	$(7)	$(33)	$30
(*)Represents amounts excluded from the assessment of effectiveness for which the difference between changes in fair value and periodic amortization is recorded in OCI.
For the three and six months ended June 30, 2023 and 2022, the pre-tax effects of energy-related derivatives designated as cash flow hedging instruments on accumulated OCI were immaterial for Alabama Power and Mississippi Power.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
For the three and six months ended June 30, 2023 and 2022, the pre-tax effects of cash flow and fair value hedge accounting on income were as follows:

Location and Amount of Gain (Loss) Recognized in Income on Cash Flow and Fair Value Hedging Relationships	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)		(in millions)
Southern Company
Total cost of natural gas	$199	$452	$1,097	$1,546
Gain (loss) on energy-related cash flow hedges(a)	(9)	10	(29)	18
Total depreciation and amortization	1,112	913	2,222	1,805
Gain (loss) on energy-related cash flow hedges(a)	(4)	4	(13)	6
Total interest expense, net of amounts capitalized	(610)	(488)	(1,192)	(950)
Gain (loss) on interest rate cash flow hedges(a)	(5)	(6)	(9)	(13)
Gain (loss) on foreign currency cash flow hedges(a)	(2)	(7)	(5)	(13)
Gain (loss) on interest rate fair value hedges(b)	(45)	(76)	(3)	(198)
Total other income (expense), net	142	139	286	283
Gain (loss) on foreign currency cash flow hedges(a)(c)	—	(73)	10	(97)
Gain (loss) on foreign currency fair value hedges	29	(96)	26	(121)
Amount excluded from effectiveness testing recognized in earnings	(29)	7	(1)	3
Southern Power
Total depreciation and amortization	$122	$131	$250	$251
Gain (loss) on energy-related cash flow hedges(a)	(4)	4	(13)	6
Total interest expense, net of amounts capitalized	(33)	(36)	(66)	(73)
Gain (loss) on foreign currency cash flow hedges(a)	(2)	(7)	(5)	(13)
Total other income (expense), net	2	1	4	3
Gain (loss) on foreign currency cash flow hedges(a)(c)	—	(73)	10	(97)
Southern Company Gas
Total cost of natural gas	$199	$452	$1,097	$1,546
Gain (loss) on energy-related cash flow hedges(a)	(9)	10	(29)	18
Total interest expense, net of amounts capitalized	(73)	(61)	(150)	(122)
Gain (loss) on interest rate cash flow hedges(a)	—	(1)	(1)	(1)
Gain (loss) on interest rate fair value hedges(b)	(15)	(22)	(2)	(57)
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
The pre-tax effects of cash flow and fair value hedge accounting on income for energy-related derivatives and interest rate derivatives were immaterial for the traditional electric operating companies for all periods presented.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
At June 30, 2023 and December 31, 2022, the following amounts were recorded on the balance sheets related to cumulative basis adjustments for fair value hedges:

	Carrying Amount of the Hedged Item		Cumulative Amount of Fair Value Hedging Adjustment included in Carrying Amount of the Hedged Item
Balance Sheet Location of Hedged Items	At June 30, 2023	At December 31, 2022	At June 30, 2023	At December 31, 2022
	(in millions)		(in millions)
Southern Company
Long-term debt	$(2,970)	$(2,927)	$265	$282

Southern Company Gas
Long-term debt	$(417)	$(415)	$80	$81
For the three and six months ended June 30, 2023 and 2022, the pre-tax effects of energy-related derivatives not designated as hedging instruments on the statements of income of Southern Company and Southern Company Gas were as follows:

		Gain (Loss)
		Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in Non-Designated Hedging Relationships	Statements of Income Location	2023	2022	2023	2022
		(in millions)		(in millions)
Energy-related derivatives:	Natural gas revenues(*)	$—	$(15)	$—	$(13)
	Cost of natural gas	16	(25)	29	(5)
Total derivatives in non-designated hedging relationships		$16	$(40)	$29	$(18)
(*)Excludes $14 million of gains for the six months ended June 30, 2023, and immaterial amounts for all other periods presented, recorded in natural gas revenues associated with weather derivatives.
For the three and six months ended June 30, 2023 and 2022, the pre-tax effects of energy-related derivatives not designated as hedging instruments were immaterial for the other Registrants.
Contingent Features
The Registrants do not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain derivatives that could require collateral, but not accelerated payment, in the event of various credit rating changes of certain Southern Company subsidiaries. Generally, collateral may be provided by a Southern Company guaranty, letter of credit, or cash. At June 30, 2023, the Registrants had no collateral posted with derivative counterparties to satisfy these arrangements.
For Southern Company and Southern Power, the fair value of interest rate derivative liabilities with contingent features and the maximum potential collateral requirements arising from the credit-risk-related contingent features, at a rating below BBB- and/or Baa3, were $65 million and $13 million, respectively, at June 30, 2023. For the traditional electric operating companies and Southern Power, energy-related derivative liabilities with contingent features and the maximum potential collateral requirements arising from the credit-risk-related contingent features, at a rating below BBB- and/or Baa3, were immaterial at June 30, 2023. The maximum potential collateral requirements arising from the credit-risk-related contingent features for the traditional electric operating companies and Southern Power include certain agreements that could require collateral in the event that one or more Southern Company power pool participants has a credit rating change to below investment grade.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Alabama Power and Southern Power maintain accounts with certain regional transmission organizations to facilitate financial derivative transactions and they may be required to post collateral based on the value of the positions in these accounts and the associated margin requirements. At June 30, 2023, cash collateral posted in these accounts was $15 million for Southern Power and immaterial for Alabama Power. Southern Company Gas maintains accounts with brokers or the clearing houses of certain exchanges to facilitate financial derivative transactions. Based on the value of the positions in these accounts and the associated margin requirements, Southern Company Gas may be required to deposit cash into these accounts. At June 30, 2023, cash collateral held on deposit in broker margin accounts was $52 million.
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
Southern Company's reportable business segments are the sale of electricity by the traditional electric operating companies, the sale of electricity in the competitive wholesale market by Southern Power, and the sale of natural gas and other complementary products and services by Southern Company Gas. Revenues from sales by Southern Power to the traditional electric operating companies were $116 million and $251 million for the three and six months ended June 30, 2023, respectively, and $232 million and $337 million for the three and six months ended June 30, 2022, respectively. Revenues from sales of natural gas from Southern Company Gas to the traditional electric operating companies and Southern Power were immaterial for all periods presented. The "All Other" column includes the Southern Company parent entity, which does not allocate operating expenses to business segments. Also, this category includes segments below the quantitative threshold for separate disclosure. These segments include providing distributed energy and resilience solutions and deploying microgrids for commercial, industrial, governmental, and utility customers, as well as investments in telecommunications. All other inter-segment revenues are not material.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Financial data for business segments and products and services for the three and six months ended June 30, 2023 and 2022 was as follows:

	Electric Utilities
	Traditional Electric Operating Companies	Southern Power	Eliminations	Total	Southern Company Gas	All Other	Eliminations	Consolidated
	(in millions)
Three Months Ended June 30, 2023
Operating revenues	$4,359	$525	$(120)	$4,764	$852	$180	$(48)	$5,748
Segment net income (loss)(a)(b)	823	85	—	908	85	(157)	2	838
Six Months Ended June 30, 2023
Operating revenues	$8,472	$1,033	$(258)	$9,247	$2,728	$346	$(93)	$12,228
Segment net income (loss)(a)(b)(c)	1,433	187	—	1,620	393	(311)	(2)	1,700
At June 30, 2023
Goodwill	$—	$2	$—	$2	$5,015	$144	$—	$5,161
Total assets	97,751	13,046	(589)	110,208	24,331	3,523	(946)	137,116
Three Months Ended June 30, 2022
Operating revenues	$5,563	$899	$(456)	$6,006	$1,083	$159	$(42)	$7,206
Segment net income (loss)(a)(d)	1,036	98	—	1,134	115	(137)	(5)	1,107
Six Months Ended June 30, 2022
Operating revenues	$9,778	$1,438	$(700)	$10,516	$3,140	$283	$(85)	$13,854
Segment net income (loss)(a)(d)	1,811	170	—	1,981	433	(263)	(12)	2,139
At December 31, 2022
Goodwill	$—	$2	$—	$2	$5,015	$144	$—	$5,161
Total assets	95,861	13,081	(659)	108,283	24,621	2,665	(678)	134,891
(a)Attributable to Southern Company.
(b)For Southern Company Gas, includes a pre-tax charge of approximately $38 million ($28 million after tax) associated with the disallowance of certain capital expenditures at Nicor Gas. See Note (B) under "Southern Company Gas" for additional information.
(c)For Southern Power, includes a $16 million pre-tax gain ($12 million after tax) on the sale of spare parts.
(d)For the traditional electric operating companies, includes pre-tax charges of $52 million ($39 million after tax) at Georgia Power for the estimated probable loss associated with the construction of Plant Vogtle Units 3 and 4. See Note (B) and Note 2 to the financial statements in Item 8 of the Form 10-K under "Georgia Power – Nuclear Construction" for additional information.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Products and Services

	Electric Utilities' Revenues
	Retail	Wholesale	Other	Total
	(in millions)
Three Months Ended June 30, 2023	$3,859	$605	$300	$4,764
Three Months Ended June 30, 2022	4,789	937	280	6,006
Six Months Ended June 30, 2023	$7,458	$1,203	$586	$9,247
Six Months Ended June 30, 2022	8,402	1,601	513	10,516

	Southern Company Gas' Revenues
	Gas Distribution Operations	Gas Marketing Services	Other	Total
	(in millions)
Three Months Ended June 30, 2023	$761	$75	$16	$852
Three Months Ended June 30, 2022	975	92	16	1,083
Six Months Ended June 30, 2023	$2,372	$320	$36	$2,728
Six Months Ended June 30, 2022	2,765	335	40	3,140
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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Business segment financial data for the three months ended June 30, 2023 and 2022 was as follows:

	Gas Distribution Operations	Gas Pipeline Investments	Gas Marketing Services	Total	All Other	Eliminations	Consolidated
	(in millions)
Three Months Ended June 30, 2023
Operating revenues	$764	$8	$75	$847	$9	$(4)	$852
Segment net income (loss)(*)	60	19	7	86	(1)	—	85
Six Months Ended June 30, 2023
Operating revenues	$2,383	$16	$320	$2,719	$22	$(13)	$2,728
Segment net income(*)	281	50	56	387	6	—	393
Total assets at June 30, 2023	22,366	1,552	1,542	25,460	9,606	(10,735)	24,331
Three Months Ended June 30, 2022
Operating revenues	$980	$8	$92	$1,080	$10	$(7)	$1,083
Segment net income (loss)	92	23	1	116	(1)	—	115
Six Months Ended June 30, 2022
Operating revenues	$2,782	$16	$335	$3,133	$26	$(19)	$3,140
Segment net income	306	52	67	425	8	—	433
Total assets at December 31, 2022	22,040	1,577	1,616	25,233	8,943	(9,555)	24,621
(*)For gas distribution operations, includes a pre-tax charge of approximately $38 million ($28 million after tax) associated with the disallowance of certain capital expenditures at Nicor Gas. See Note (B) under "Southern Company Gas" for additional information.

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
Recent Developments
Alabama Power
During the first six months of 2023, Alabama Power continued construction of Plant Barry Unit 8, which is expected to be placed in service in November 2023. At June 30, 2023, project expenditures associated with Plant Barry Unit 8 totaled approximately $568 million.
On March 24, 2023, Alabama Power filed Rate CNP New Plant with the Alabama PSC to recover costs associated with the acquisition of the Central Alabama Generating Station. The filing reflected an annual increase in retail revenues of $78 million effective with June 2023 billings. Through May 2023, Alabama Power recovered substantially all costs associated with the Central Alabama Generating Station through Rate RSE, offset by revenues from a power sales agreement. On May 24, 2023, the Central Alabama Generating Station was placed into retail service.
On June 14, 2023, the Alabama PSC issued an order approving modifications to Alabama Power's Renewable Generation Certificate. The modifications authorized Alabama Power to procure an additional 2,400 MWs of renewable capacity and energy by June 14, 2029 and to market the related energy and environmental attributes to customers and other third parties. The modifications also increased the size of allowable renewable projects from 80 MWs to 200 MWs and increased the annual approval limit from 160 MWs to 400 MWs.
On July 11, 2023, the Alabama PSC issued an order authorizing Alabama Power to expand the existing authority of its reliability reserve to include certain production-related expenses that are intended to maintain reliability in periods between scheduled generating unit outages.
See Note (B) to the Condensed Financial Statements under "Alabama Power" herein for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Georgia Power
Plant Vogtle Units 3 and 4 Construction and Start-Up Status
Construction continues on Plant Vogtle Units 3 and 4 (with electric generating capacity of approximately 1,100 MWs each), in which Georgia Power currently holds a 45.7% ownership interest. Georgia Power's share of the total project capital cost forecast to complete Plant Vogtle Units 3 and 4, including contingency, through July 2023 and March 2024, respectively, is $10.6 billion.
On March 6, 2023, Unit 3 achieved self-sustaining nuclear fission, commonly referred to as initial criticality, and, on April 1, 2023, the generator successfully synchronized to the power grid and generated electricity for the first time. Georgia Power placed Unit 3 in service on July 31, 2023.
Hot functional testing for Unit 4 was completed on May 1, 2023. On July 20, 2023, Southern Nuclear announced that all Unit 4 ITAACs had been submitted to the NRC, and, on July 28, 2023, the NRC published its 103(g) finding that the accepted criteria in the combined license for Unit 4 had been met, which allows nuclear fuel to be loaded and start-up testing to begin. Fuel load for Unit 4 is projected to be completed by the end of October 2023. Unit 4 is projected to be placed in service during late fourth quarter 2023 or the first quarter 2024. The projected schedule for Unit 4 significantly depends on maintaining overall construction productivity and production levels, particularly in completing remaining subcontractor scopes of work while reducing the level of craft laborers based on work remaining. Any further delays could result in a later in-service date and cost increases.
During the first half of 2023, established construction contingency totaling $43 million was assigned to the base capital cost forecast for costs primarily associated with the Unit 3 schedule extension, including continued need of support resources for Unit 3 testing, as well as additional craft and support resources and subcontract work for Unit 4.
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
Plant Vogtle Unit 3 and Common Facilities Rate Proceeding
In compliance with a Georgia PSC order approved in November 2021, Georgia Power increased annual retail base rates by $318 million effective August 1, 2023 based on the actual in-service date of July 31, 2023 for Plant Vogtle Unit 3.
See Note (B) to the Condensed Financial Statements under "Georgia Power – Nuclear Construction" herein for additional information on Plant Vogtle Units 3 and 4.
Fuel Cost Recovery
On May 16, 2023, the Georgia PSC approved a stipulation agreement between Georgia Power and the staff of the Georgia PSC to increase annual fuel billings by 54%, or approximately $1.1 billion, effective June 1, 2023. The increase reflects a three-year recovery period for $2.2 billion of Georgia Power's under recovered fuel balance at May 31, 2023. Changes in fuel rates have no significant effect on Georgia Power's net income but do impact the related operating cash flows. See Note (B) to the Condensed Financial Statements under "Georgia Power – Fuel Cost Recovery" herein for additional information.
Mississippi Power
On July 31, 2023, Mississippi Power and Cooperative Energy filed a settlement agreement with the FERC related to Mississippi Power's July 2022 request for a $23 million increase in annual wholesale base revenues under the MRA tariff. Interim rates based on the initial request became effective September 14, 2022, subject to refund. The settlement agreement provides for a $16 million increase in annual wholesale base revenues and a refund to customers of approximately $6 million. The settlement agreement is subject to approval by the FERC. The ultimate outcome of this matter cannot be determined at this time.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Southern Company Gas
On July 14, 2023, Atlanta Gas Light filed its annual GRAM update with the Georgia PSC. The filing requests an annual base rate increase of $53 million based on the projected 12-month period beginning January 1, 2024. Resolution of the GRAM filing is expected by December 31, 2023, with new rates effective January 1, 2024.
On June 7, 2023, Virginia Natural Gas, the Virginia Commission staff, and the Virginia Attorney General's Division of Consumer Counsel entered into a stipulation agreement related to Virginia Natural Gas' August 2022 general base rate case filing. The stipulation provides for a $48 million increase in annual base rate revenues, including the recovery of investments under the SAVE program, an ROE of 9.70%, and an equity ratio of 49.06%. The Virginia Commission is expected to rule on this matter by the end of 2023.
On June 15, 2023, the Illinois Commission concluded its review of the Qualifying Infrastructure Plant (QIP) capital investments by Nicor Gas for calendar year 2019 under the QIP Rider, or Investing in Illinois, program. The Illinois Commission disallowed $32 million of the $415 million of capital investments commissioned in 2019, together with the related return on investment. Nicor Gas recorded a pre-tax charge to income in the second quarter 2023 of $38 million ($28 million after tax) associated with the disallowance of capital investments. The disallowance is reflected on the income statement as an $8 million reduction to revenues and a $30 million increase in operating expenses. On July 14, 2023, Nicor Gas requested rehearing by the Illinois Commission, which is expected to render a decision by August 3, 2023. Nicor Gas defends these investments in infrastructure as prudently incurred and, if necessary, intends to appeal to the Illinois Appellate Court.
The ultimate outcome of these matters cannot be determined at this time. See Note (B) to the Condensed Financial Statements under "Southern Company Gas" herein for additional information.
RESULTS OF OPERATIONS
Southern Company
Net Income

Second Quarter 2023 vs. Second Quarter 2022		Year-To-Date 2023 vs. Year-To-Date 2022
(change in millions)	(% change)	(change in millions)	(% change)
$(269)	(24.3)	$(439)	(20.5)
Consolidated net income attributable to Southern Company was $0.8 billion ($0.77 per share) in the second quarter 2023 compared to $1.1 billion ($1.04 per share) for the corresponding period in 2022. For year-to-date 2023, consolidated net income attributable to Southern Company was $1.7 billion ($1.56 per share) compared to $2.1 billion ($2.01 per share) for the corresponding period in 2022. The decreases were primarily due to higher depreciation and amortization, a decrease in retail electric revenues associated with milder weather and rates and pricing, and higher interest expense, partially offset by a decrease in income tax expense and lower non-fuel operations and maintenance costs. The year-to-date 2023 decrease was partially offset by an increase in other revenues and an increase in natural gas revenues from rate increases and continued infrastructure replacement.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Retail Electric Revenues
In the second quarter 2023, retail electric revenues were $3.9 billion compared to $4.8 billion for the corresponding period in 2022. For year-to-date 2023, retail electric revenues were $7.5 billion compared to $8.4 billion for the corresponding period in 2022. Details of the changes in retail electric revenues were as follows:

	Second Quarter 2023 vs. Second Quarter 2022		Year-To-Date 2023 vs. Year-To-Date 2022
	(change in millions)	(% change)	(change in millions)	(% change)
Rates and pricing	$(113)	(2.4)%	$(17)	(0.2)%
Sales decline	(24)	(0.5)	(16)	(0.2)
Weather	(174)	(3.6)	(326)	(3.8)
Fuel and other cost recovery	(619)	(12.9)	(585)	(7.0)
Retail electric revenues	$(930)	(19.4)%	$(944)	(11.2)%
Revenues associated with changes in rates and pricing decreased in the second quarter and year-to-date 2023 when compared to the corresponding periods in 2022. The decreases were primarily due to lower contributions from commercial and industrial customers with variable demand-driven pricing at Georgia Power, partially offset by an increase in Rate CNP Compliance revenues at Alabama Power and base tariff increases in accordance with Georgia Power's 2022 ARP. In addition, in the second quarter and year-to-date 2023, revenues associated with Rate CNP Depreciation increased $68 million and $141 million, respectively, and were fully offset by customer bill credits related to the flowback of excess accumulated deferred income taxes at Alabama Power. See Note 2 to the financial statements under "Alabama Power" and "Georgia Power – Rate Plans" in Item 8 of the Form 10-K for additional information.
Revenues attributable to changes in sales decreased in the second quarter and year-to-date 2023 when compared to the corresponding periods in 2022. Weather-adjusted residential KWH sales decreased 0.4% in the second quarter 2023 when compared to the corresponding period in 2022 primarily due to decreased customer usage, partially offset by customer growth. Weather-adjusted residential KWH sales increased 0.5% for year-to-date 2023 when compared to the corresponding period in 2022 primarily due to customer growth. Weather-adjusted commercial KWH sales increased 0.9% and 1.3% in the second quarter and year-to-date 2023, respectively, when compared to the corresponding periods in 2022 due to both increased customer usage and customer growth. Industrial KWH sales decreased 2.4% and 2.0% in the second quarter and year-to-date 2023, respectively, when compared to the corresponding periods in 2022 primarily due to a decrease in the chemicals and textiles sectors, partially offset by an increase in the pipeline sector.
Fuel and other cost recovery revenues decreased $619 million and $585 million in the second quarter and year-to-date 2023, respectively, compared to the corresponding periods in 2022 primarily due to lower recoverable fuel costs. Electric rates for the traditional electric operating companies include provisions to adjust billings for fluctuations in fuel costs, including the energy component of purchased power costs. Under these provisions, fuel revenues generally equal fuel expenses, including the energy component of PPA costs, and do not affect net income. The traditional electric operating companies each have one or more regulatory mechanisms to recover other costs such as environmental and other compliance costs, storm damage, new plants, and PPA capacity costs. See Note 2 to the financial statements in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements herein for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Wholesale Electric Revenues

Second Quarter 2023 vs. Second Quarter 2022		Year-To-Date 2023 vs. Year-To-Date 2022
(change in millions)	(% change)	(change in millions)	(% change)
$(332)	(35.4)	$(398)	(24.9)
In the second quarter 2023, wholesale electric revenues were $605 million compared to $937 million for the corresponding period in 2022. For year-to-date 2023, wholesale electric revenues were $1.2 billion compared to $1.6 billion for the corresponding period in 2022. The decreases were primarily due to decreases of $342 million and $440 million in energy revenues in the second quarter and year-to-date 2023, respectively, as a result of fuel and purchased power price decreases when compared to the corresponding periods in 2022 and a net decrease in the volume of KWHs sold primarily associated with natural gas PPAs at Southern Power. The decreases in energy revenues were partially offset by increases in capacity revenues of $10 million and $42 million in the second quarter and year-to-date 2023, respectively, primarily resulting from a power sales agreement that began in July 2022 and ended in May 2023 at Alabama Power and a net increase in capacity sales from natural gas PPAs at Southern Power.
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
Other Electric Revenues

Second Quarter 2023 vs. Second Quarter 2022		Year-To-Date 2023 vs. Year-To-Date 2022
(change in millions)	(% change)	(change in millions)	(% change)
$17	8.9	$29	7.8
In the second quarter 2023, other electric revenues were $209 million compared to $192 million for the corresponding period in 2022. For year-to-date 2023, other electric revenues were $399 million compared to $370 million for the corresponding period in 2022. The increases in the second quarter and year-to-date 2023 were primarily due to increases of $14 million and $21 million, respectively, in transmission revenues primarily associated with open access transmission tariff sales, $8 million and $11 million, respectively, in realized gains associated with price stability products for retail customers on variable demand-driven pricing tariffs at Georgia Power, and $6 million and $12 million, respectively, in outdoor lighting sales at Georgia Power, partially offset by decreases of $7 million and $12 million, respectively, in cogeneration steam revenue primarily associated with lower natural gas prices at Alabama Power.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Natural Gas Revenues
In the second quarter 2023, natural gas revenues were $0.9 billion compared to $1.1 billion for the corresponding period in 2022. For year-to-date 2023, natural gas revenues were $2.7 billion compared to $3.1 billion for the corresponding period in 2022. Details of the changes in natural gas revenues were as follows:

	Second Quarter 2023 vs. Second Quarter 2022		Year-To-Date 2023 vs. Year-To-Date 2022
	(change in millions)	(% change)	(change in millions)	(% change)
Infrastructure replacement programs and rate changes	$38	3.5%	$88	2.8%
Gas costs and other cost recovery	(265)	(24.4)	(464)	(14.8)
Gas marketing services	(1)	(0.1)	(22)	(0.7)
Other	(3)	(0.3)	(14)	(0.4)
Natural gas revenues	$(231)	(21.3)%	$(412)	(13.1)%
Revenues from infrastructure replacement programs and rate changes at the natural gas distribution utilities increased in the second quarter and year-to-date 2023 compared to the corresponding periods in 2022 primarily due to rate increases at the natural gas distribution utilities and continued investment in infrastructure replacement, partially offset by a regulatory disallowance at Nicor Gas. See Note 2 to the financial statements under "Southern Company Gas – Rate Proceedings" in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements under "Southern Company Gas – Infrastructure Replacement Programs and Capital Projects" herein for additional information.
Revenues from gas costs and other cost recovery decreased in the second quarter and year-to-date 2023 compared to the corresponding periods in 2022 primarily due to lower natural gas cost recovery associated with the timing of natural gas purchases and the recovery of those costs from customers. Natural gas distribution rates include provisions to adjust billings for fluctuations in natural gas costs. Therefore, gas costs recovered through natural gas revenues generally equal the amount expensed in cost of natural gas and do not affect net income from the natural gas distribution utilities.
Revenues from gas marketing services decreased in the second quarter and year-to-date 2023 compared to the corresponding periods in 2022 primarily due to lower natural gas prices and the timing of unrealized hedge losses, partially offset by higher variable price spreads in Georgia and Illinois and higher customer count in Georgia.
Other Revenues

Second Quarter 2023 vs. Second Quarter 2022		Year-To-Date 2023 vs. Year-To-Date 2022
(change in millions)	(% change)	(change in millions)	(% change)
$18	8.8	$99	29.0
In the second quarter 2023, other revenues were $223 million compared to $205 million for the corresponding period in 2022. The increase was primarily due to increases of $20 million at Southern Linc primarily related to sales associated with commercial customers and $11 million in power delivery construction and maintenance projects at Georgia Power, partially offset by an $8 million decrease related to distributed infrastructure projects at PowerSecure.
For year-to-date 2023, other revenues were $440 million compared to $341 million for the corresponding period in 2022. The increase was primarily due to increases of $32 million in power delivery construction and maintenance projects at Georgia Power, $28 million related to distributed infrastructure projects at PowerSecure, $17 million at Southern Linc primarily related to sales associated with commercial customers, and $16 million in unregulated sales of products and services at Alabama Power.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Fuel and Purchased Power Expenses

	Second Quarter 2023 vs. Second Quarter 2022		Year-To-Date 2023 vs. Year-To-Date 2022
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$(756)	(44.1)	$(817)	(28.9)
Purchased power	(177)	(43.4)	(167)	(26.1)
Total fuel and purchased power expenses	$(933)		$(984)
In the second quarter 2023, total fuel and purchased power expenses were $1.2 billion compared to $2.1 billion for the corresponding period in 2022. The decrease was due to a $792 million decrease in the average cost of fuel and purchased power and a $141 million decrease in the volume of KWHs generated and purchased.
For year-to-date 2023, total fuel and purchased power expenses were $2.5 billion compared to $3.5 billion for the corresponding period in 2022. The decrease was due to an $868 million decrease in the average cost of fuel and purchased power and a $116 million decrease in the volume of KWHs generated and purchased.
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
Details of the Southern Company system's generation and purchased power were as follows:

	Second Quarter 2023	Second Quarter 2022	Year-To-Date 2023	Year-To-Date 2022
Total generation (in billions of KWHs)(a)(b)	44	46	88	92
Total purchased power (in billions of KWHs)	5	6	9	11
Sources of generation (percent)(a) —
Gas	54	49	54	47
Nuclear(b)	18	16	17	16
Coal	16	22	16	23
Hydro	3	3	4	5
Wind, Solar, and Other	9	10	9	9
Cost of fuel, generated (in cents per net KWH)—
Gas(a)	2.42	5.59	2.78	4.60
Nuclear(b)	0.71	0.72	0.71	0.72
Coal	4.55	3.50	4.30	3.30
Average cost of fuel, generated (in cents per net KWH)(a)(b)	2.47	4.13	2.63	3.50
Average cost of purchased power (in cents per net KWH)(c)	4.97	7.83	5.23	6.90
(a)Excludes Central Alabama Generating Station KWHs and associated cost of fuel through July 12, 2022 as its fuel was previously provided by the purchaser under a power sales agreement. See Note 15 to the financial statements under "Alabama Power" in Item 8 of the Form 10-K for additional information.
(b)Excludes KWHs generated from test period energy at Plant Vogtle Unit 3 prior to its in-service date. The related fuel costs are charged to CWIP in accordance with FERC guidance. See Note (B) to the Condensed Financial Statements under "Georgia Power – Nuclear Construction" herein for additional information on Plant Vogtle Units 3 and 4.
(c)Average cost of purchased power includes fuel purchased by the Southern Company system for tolling agreements where power is generated by the provider.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Fuel
In the second quarter 2023, fuel expense was $1.0 billion compared to $1.7 billion for the corresponding period in 2022. For year-to-date 2023, fuel expense was $2.0 billion compared to $2.8 billion for the corresponding period in 2022. The decreases for the second quarter and year-to-date 2023 were primarily due to decreases of 56.7% and 39.6%, respectively, in the average cost of natural gas per KWH generated and 28.8% and 34.0%, respectively, in the volume of KWHs generated by coal, partially offset by increases of 30.0% and 30.3%, respectively, in the average cost of coal per KWH generated, decreases of 8.3% and 12.0%, respectively, in the volume of KWHs generated by hydro, and increases of 6.0% and 10.9%, respectively, in the volume of KWHs generated by natural gas.
Purchased Power
In the second quarter 2023, purchased power expense was $231 million compared to $408 million for the corresponding period in 2022. For year-to-date 2023, purchased power expense was $473 million compared to $640 million for the corresponding period in 2022. The decreases for the second quarter and year-to-date 2023 were primarily due to decreases of 36.5% and 24.2%, respectively, in the average cost per KWH purchased primarily due to a decrease in natural gas prices and decreases of 22.8% and 12.7%, respectively, in the volume of KWHs purchased.
Energy purchases will vary depending on demand for energy within the Southern Company system's electric service territory, the market prices of wholesale energy as compared to the cost of the Southern Company system's generation, and the availability of the Southern Company system's generation.
Cost of Natural Gas

Second Quarter 2023 vs. Second Quarter 2022		Year-To-Date 2023 vs. Year-To-Date 2022
(change in millions)	(% change)	(change in millions)	(% change)
$(253)	(56.0)	$(449)	(29.0)
Excluding Atlanta Gas Light, which does not sell natural gas to end-use customers, natural gas distribution rates include provisions to adjust billings for fluctuations in natural gas costs. Therefore, gas costs recovered through natural gas revenues generally equal the amount expensed in cost of natural gas and do not affect net income from the natural gas distribution utilities. Cost of natural gas at the natural gas distribution utilities represented 84% and 85% of the total cost of natural gas in the second quarter and year-to-date 2023, respectively.
In the second quarter 2023, cost of natural gas was $199 million compared to $452 million for the corresponding period in 2022. For year-to-date 2023, cost of natural gas was $1.1 billion compared to $1.5 billion for the corresponding period in 2022. The decreases reflect lower gas cost recovery as a result of decreases of 71% and 54% in natural gas prices in the second quarter and year-to-date 2023, respectively, compared to the corresponding periods in 2022.
Cost of Other Sales

Second Quarter 2023 vs. Second Quarter 2022		Year-To-Date 2023 vs. Year-To-Date 2022
(change in millions)	(% change)	(change in millions)	(% change)
$14	12.3	$72	39.3
In the second quarter 2023, cost of other sales was $128 million compared to $114 million for the corresponding period in 2022. The increase was primarily due to increases of $16 million at Southern Linc primarily related to sales associated with commercial customers and $11 million related to energy service contracts at Southern Company Gas, partially offset by a $13 million decrease related to distributed infrastructure projects at PowerSecure.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
For year-to-date 2023, cost of other sales was $255 million compared to $183 million for the corresponding period in 2022. The increase was primarily due to increases of $24 million from unregulated power delivery construction and maintenance projects at Georgia Power, $16 million related to energy service contracts at Southern Company Gas, $16 million at Southern Linc primarily related to sales associated with commercial customers, $16 million related to distributed infrastructure projects at PowerSecure, and $7 million in expenses related to unregulated products and services at Alabama Power.
Other Operations and Maintenance Expenses

Second Quarter 2023 vs. Second Quarter 2022		Year-To-Date 2023 vs. Year-To-Date 2022
(change in millions)	(% change)	(change in millions)	(% change)
$(59)	(3.8)	$(113)	(3.7)
In the second quarter 2023, other operations and maintenance expenses were $1.49 billion compared to $1.55 billion for the corresponding period in 2022. The decrease was primarily due to decreases of $45 million in storm damage recovery as authorized in Georgia Power's 2022 ARP, $29 million in transmission and distribution expenses primarily related to line maintenance, $20 million in expenses passed through to customers primarily related to bad debt and energy efficiency programs at Southern Company Gas, and $14 million in generation expenses primarily associated with non-outage and scheduled outage maintenance costs, partially offset by a $32 million increase in technology infrastructure and application production costs and $30 million related to a regulatory disallowance at Nicor Gas.
For year-to-date 2023, other operations and maintenance expenses were $2.9 billion compared to $3.0 billion for the corresponding period in 2022. The decrease was primarily due to decreases of $91 million in storm damage recovery as authorized in Georgia Power's 2022 ARP, $59 million in transmission and distribution expenses primarily related to line maintenance, $57 million in generation expenses primarily associated with non-outage and scheduled outage maintenance costs, and $36 million in expenses passed through to customers primarily related to bad debt and energy efficiency programs at Southern Company Gas, as well as a $16 million gain on the sale of spare parts in 2023 at Southern Power, partially offset by a $69 million increase in technology infrastructure and application production costs, $30 million related to a regulatory disallowance at Nicor Gas, a $25 million decrease in nuclear property insurance refunds at Georgia Power and Alabama Power, and a $14 million increase in employee compensation and benefit expenses.
See Note (B) to the Condensed Financial Statements under "Southern Company Gas – Infrastructure Replacement Programs and Capital Projects" herein for additional information on the regulatory disallowance at Nicor Gas.
Depreciation and Amortization

Second Quarter 2023 vs. Second Quarter 2022		Year-To-Date 2023 vs. Year-To-Date 2022
(change in millions)	(% change)	(change in millions)	(% change)
$199	21.8	$417	23.1
In the second quarter 2023, depreciation and amortization was $1.1 billion compared to $0.9 billion for the corresponding period in 2022. For year-to-date 2023, depreciation and amortization was $2.2 billion compared to $1.8 billion for the corresponding period in 2022. The increases in the second quarter and year-to-date 2023 were primarily due to increases of $182 million and $363 million, respectively, resulting from higher depreciation rates at Alabama Power and Georgia Power and increases of $20 million and $46 million, respectively, from additional plant in service. See Notes 2 and 5 to the financial statements under "Alabama Power" and "Depreciation and Amortization," respectively, in Item 8 of the Form 10-K for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Taxes Other Than Income Taxes

Second Quarter 2023 vs. Second Quarter 2022		Year-To-Date 2023 vs. Year-To-Date 2022
(change in millions)	(% change)	(change in millions)	(% change)
$(9)	(2.6)	$13	1.8
In the second quarter 2023, taxes other than income taxes were $340 million compared to $349 million for the corresponding period in 2022. The decrease was primarily due to decreases of $17 million in municipal franchise fees resulting from lower retail revenues at Georgia Power and $7 million in revenue tax expenses at Southern Company Gas, partially offset by increases of $10 million in property taxes primarily at Georgia Power resulting from an increase in the assessed value of property and $7 million in utility license taxes at Alabama Power.
For year-to-date 2023, taxes other than income taxes were $734 million compared to $721 million for the corresponding period in 2022. The increase was primarily due to increases of $22 million in property taxes primarily at Georgia Power resulting from an increase in the assessed value of property and $16 million in utility license taxes at Alabama Power, partially offset by decreases of $17 million in municipal franchise fees resulting from lower retail revenues at Georgia Power and $12 million in revenue tax expenses at Southern Company Gas.
Estimated Loss on Plant Vogtle Units 3 and 4

Second Quarter 2023 vs. Second Quarter 2022		Year-To-Date 2023 vs. Year-To-Date 2022
(change in millions)	(% change)	(change in millions)	(% change)
$(52)	(100.0)	$(52)	(100.0)
In the second quarter 2022, Georgia Power recorded an estimated probable loss on Plant Vogtle Units 3 and 4 of $52 million. The loss reflected revisions to the total project capital cost forecast to complete construction and start-up of Plant Vogtle Units 3 and 4. See Note (B) to the Condensed Financial Statements herein and Note 2 to the financial statements in Item 8 of the Form 10-K under "Georgia Power – Nuclear Construction" for additional information.
Allowance for Equity Funds Used During Construction

Second Quarter 2023 vs. Second Quarter 2022		Year-To-Date 2023 vs. Year-To-Date 2022
(change in millions)	(% change)	(change in millions)	(% change)
$17	32.1	$31	29.8
In the second quarter 2023, allowance for equity funds used during construction was $70 million compared to $53 million for the corresponding period in 2022. For year-to-date 2023, allowance for equity funds used during construction was $135 million compared to $104 million for the corresponding period in 2022. The increases were primarily associated with an increase in capital expenditures subject to AFUDC at Georgia Power and an increase in capital expenditures related to Plant Barry Unit 8 construction at Alabama Power. See Note 2 to the financial statements in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements herein under "Alabama Power – Certificates of Convenience and Necessity" for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Interest Expense, Net of Amounts Capitalized

Second Quarter 2023 vs. Second Quarter 2022		Year-To-Date 2023 vs. Year-To-Date 2022
(change in millions)	(% change)	(change in millions)	(% change)
$122	25.0	$242	25.5
In the second quarter 2023, interest expense, net of amounts capitalized was $610 million compared to $488 million for the corresponding period in 2022. For year-to-date 2023, interest expense, net of amounts capitalized was $1.2 billion compared to $1.0 billion for the corresponding period in 2022. The increases in the second quarter and year-to-date 2023 primarily reflect approximately $76 million and $170 million, respectively, related to higher interest rates and $48 million and $87 million, respectively, related to higher average outstanding borrowings. See FINANCIAL CONDITION AND LIQUIDITY – "Sources of Capital" and "Financing Activities" herein for additional information on borrowings.
Other Income (Expense), Net

Second Quarter 2023 vs. Second Quarter 2022		Year-To-Date 2023 vs. Year-To-Date 2022
(change in millions)	(% change)	(change in millions)	(% change)
$3	2.2	$3	1.1
In the second quarter 2023, other income (expense), net was $142 million compared to $139 million for the corresponding period in 2022. For year-to-date 2023, other income (expense), net was $286 million compared to $283 million for the corresponding period in 2022. The increases for the second quarter and year-to-date 2023 were primarily due to increases of $21 million and $26 million, respectively, in interest income, largely offset by decreases of $12 million and $19 million, respectively, in non-service cost-related retirement benefits income and $7 million and $13 million, respectively, in customer charges related to contributions in aid of construction at Georgia Power. The year-to-date 2023 increase also reflects an $8 million gain on investments at Southern Holdings. See Note (H) to the Condensed Financial Statements herein for additional information.
Income Taxes

Second Quarter 2023 vs. Second Quarter 2022		Year-To-Date 2023 vs. Year-To-Date 2022
(change in millions)	(% change)	(change in millions)	(% change)
$(206)	(67.8)	$(283)	(59.3)
In the second quarter 2023, income taxes were $98 million compared to $304 million for the corresponding period in 2022. For year-to-date 2023, income taxes were $194 million compared to $477 million for the corresponding period in 2022. The decreases were primarily due to lower pre-tax earnings, an increase in the flowback of certain excess deferred income taxes at Alabama Power, an adjustment in the second quarter 2022 related to a prior year state tax credit carryforward at Georgia Power, and a decrease in a valuation allowance on certain state tax credit carryforwards at Georgia Power in 2023, partially offset by a decrease in the flowback of certain excess deferred income taxes at Georgia Power that ended in 2022. See Note (G) to the Condensed Financial Statements herein for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Net Loss Attributable to Noncontrolling Interests

Second Quarter 2023 vs. Second Quarter 2022		Year-To-Date 2023 vs. Year-To-Date 2022
(change in millions)	(% change)	(change in millions)	(% change)
$7	31.8	$(11)	(16.4)
Substantially all noncontrolling interests relate to renewable projects at Southern Power. In the second quarter 2023, net loss attributable to noncontrolling interests was $15 million compared to $22 million for the corresponding period in 2022. The decreased loss was primarily due to $7 million in lower HLBV loss allocations to Southern Power's wind tax equity partners and $6 million in lower loss allocations to Southern Power's battery energy storage partners, partially offset by $5 million in lower income allocations to Southern Power's equity partners.
For year-to-date 2023, net loss attributable to noncontrolling interests was $78 million compared to $67 million for the corresponding period in 2022. The increased loss was primarily due to $15 million in lower income allocations to Southern Power's equity partners and $9 million in higher HLBV loss allocations to Southern Power's wind tax equity partners, partially offset by $14 million in lower loss allocations to Southern Power's battery energy storage partners.
Alabama Power
Net Income

Second Quarter 2023 vs. Second Quarter 2022		Year-To-Date 2023 vs. Year-To-Date 2022
(change in millions)	(% change)	(change in millions)	(% change)
$(71)	(18.5)	$(162)	(22.2)
Alabama Power's net income after dividends on preferred stock in the second quarter 2023 was $312 million compared to $383 million for the corresponding period in 2022. Alabama Power's net income after dividends on preferred stock for year-to-date 2023 was $568 million compared to $730 million for the corresponding period in 2022. These decreases were primarily due to an increase in depreciation rates effective January 2023 and a decrease in weather-related revenues due to milder weather in Alabama Power's service territory in 2023 compared to the corresponding periods in 2022. In addition, the year-to-date 2023 decrease was also due to increased capacity-related expenses. These decreases to income were partially offset by a decrease in income tax expense and an increase in Rate CNP Compliance revenues. See Note 2 to the financial statements in Item 8 of the Form 10-K under "Alabama Power" for additional information.
Retail Revenues
In the second quarter 2023, retail revenues were $1.47 billion compared to $1.63 billion for the corresponding period in 2022. For year-to-date 2023, retail revenues were $2.85 billion compared to $3.01 billion for the corresponding period in 2022. Details of the changes in retail revenues were as follows:

	Second Quarter 2023 vs. Second Quarter 2022		Year-To-Date 2023 vs. Year-To-Date 2022
	(change in millions)	(% change)	(change in millions)	(% change)
Rates and pricing	$56	3.4%	$114	3.8%
Sales decline	(16)	(1.0)	(33)	(1.1)
Weather	(58)	(3.6)	(119)	(4.0)
Fuel and other cost recovery	(144)	(8.8)	(122)	(4.1)
Retail revenues	$(162)	(10.0)%	$(160)	(5.4)%
Revenues associated with changes in rates and pricing increased in the second quarter and year-to-date 2023 when compared to the corresponding periods in 2022 primarily due to an increase in Rate CNP Compliance revenues. In

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
addition, in the second quarter and year-to-date 2023, revenues associated with Rate CNP Depreciation increased $68 million and $141 million, respectively, and were fully offset by customer bill credits related to the flowback of excess accumulated deferred income taxes. See Note 2 to the financial statements under "Alabama Power" in Item 8 of the Form 10-K for additional information.
Revenues attributable to changes in sales decreased in the second quarter and year-to-date 2023 when compared to the corresponding periods in 2022. Weather-adjusted residential KWH sales increased 1.1% and 0.6% in the second quarter and year-to-date 2023, respectively, when compared to the corresponding periods in 2022 primarily due to customer growth. Weather-adjusted commercial KWH sales increased 1.5% and 0.6% in the second quarter and year-to-date 2023, respectively, when compared to the corresponding periods in 2022 primarily due to increases in customer demand and customer growth. Industrial KWH sales decreased 4.3% and 3.4% in the second quarter and year-to-date 2023, respectively, primarily due to decreases in the chemicals and forest products sectors. Also contributing to the industrial KWH sales decrease in the second quarter 2023 was a decrease in the primary metals sector.
Fuel and other cost recovery revenues decreased in the second quarter and year-to-date 2023 when compared to the corresponding periods in 2022 primarily as a result of lower recoverable fuel costs.
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
Wholesale Revenues – Non-Affiliates

Second Quarter 2023 vs. Second Quarter 2022		Year-To-Date 2023 vs. Year-To-Date 2022
(change in millions)	(% change)	(change in millions)	(% change)
$(47)	(29.6)	$(20)	(7.4)
In the second quarter 2023, wholesale revenues from sales to non-affiliates were $112 million compared to $159 million for the corresponding period in 2022. The decrease was primarily due to a 28.3% decrease in the price of energy primarily as a result of lower natural gas prices in the second quarter 2023 compared to the corresponding period in 2022.
For year-to-date 2023, wholesale revenues from sales to non-affiliates were $252 million compared to $272 million for the corresponding period in 2022. The decrease was primarily due to a 14.5% decrease in the price of energy due to lower natural gas prices, partially offset by an 8.3% increase in the volume of KWHs sold as a result of a power sales agreement that began in July 2022 and ended in May 2023.
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

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Wholesale Revenues – Affiliates

Second Quarter 2023 vs. Second Quarter 2022		Year-To-Date 2023 vs. Year-To-Date 2022
(change in millions)	(% change)	(change in millions)	(% change)
$(24)	(70.6)	$(71)	(71.0)
In the second quarter 2023, wholesale revenues from sales to affiliates were $10 million compared to $34 million for the corresponding period in 2022. For year-to-date 2023, wholesale revenues from sales to affiliates were $29 million compared to $100 million for the corresponding period in 2022. The decreases for the second quarter and year-to-date 2023 were primarily due to decreases of 62.0% and 35.4%, respectively, in the price of energy due to lower natural gas prices and 23.9% and 54.3%, respectively, in the volume of KWH sales due to lower customer demand as a result of milder weather in 2023 compared to the corresponding period in 2022.
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
Fuel and Purchased Power Expenses

	Second Quarter 2023 vs. Second Quarter 2022		Year-To-Date 2023 vs. Year-To-Date 2022
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$(98)	(24.4)	$(122)	(16.6)
Purchased power – non-affiliates	(41)	(43.2)	(7)	(4.3)
Purchased power – affiliates	(67)	(55.4)	(34)	(23.1)
Total fuel and purchased power expenses	$(206)		$(163)
In the second quarter 2023, total fuel and purchased power expenses were $411 million compared to $617 million for the corresponding period in 2022. For year-to-date 2023, total fuel and purchased power expenses were $879 million compared to $1.04 billion for the corresponding period in 2022. The decreases for the second quarter and year-to-date 2023 were due to decreases of $214 million and $222 million, respectively, in the average cost of fuel and purchased power, partially offset by an increase of $8 million and a net increase of $59 million, respectively, related to the volume of KWHs generated and purchased.
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

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Details of Alabama Power's generation and purchased power were as follows:

	Second Quarter 2023	Second Quarter 2022	Year-To-Date 2023	Year-To-Date 2022
Total generation (in billions of KWHs)(a)	13	13	27	29
Total purchased power (in billions of KWHs)	3	3	5	4
Sources of generation (percent)(a) —
Coal	35	45	33	44
Nuclear	29	25	28	25
Gas	29	22	29	20
Hydro	7	8	10	11
Cost of fuel, generated (in cents per net KWH) —
Coal	3.50	3.35	3.42	3.11
Nuclear	0.69	0.67	0.68	0.67
Gas(a)	2.69	4.88	3.03	4.17
Average cost of fuel, generated (in cents per net KWH)(a)	2.39	2.98	2.44	2.66
Average cost of purchased power (in cents per net KWH)(b)	4.08	8.88	5.17	8.12
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
Fuel
In the second quarter 2023, fuel expense was $303 million compared to $401 million for the corresponding period in 2022. The decrease was primarily due to a 44.9% decrease in the average cost of natural gas per KWH generated, which excludes tolling agreements, and a 23.0% decrease in the volume of KWHs generated by coal, partially offset by a 33.3% increase in the volume of KWHs generated by natural gas, a 9.2% decrease in the volume of KWHs generated by hydro facilities as a result of less rainfall in the second quarter 2023 compared to the corresponding period in 2022, and a 4.5% increase in the average cost of coal per KWH generated.
For year-to-date 2023, fuel expense was $611 million compared to $733 million for the corresponding period in 2022. The decrease was primarily due to a 29.1% decrease in the volume of KWHs generated by coal and a 27.3% decrease in the average cost of natural gas per KWH generated, which excludes tolling agreements, partially offset by a 34.9% increase in the volume of KWHs generated by natural gas, an 11.6% decrease in the volume of KWHs generated by hydro facilities as a result of less rainfall for year-to-date 2023 compared to the corresponding period in 2022, and a 10.0% increase in the average cost of coal per KWH generated.
Purchased Power – Non-Affiliates
In the second quarter 2023, purchased power expense from non-affiliates was $54 million compared to $95 million for the corresponding period in 2022. The decrease was primarily due to a 50.8% decrease in the average cost per KWH purchased due to lower natural gas prices.
For year-to-date 2023, purchased power expense from non-affiliates was $155 million compared to $162 million for the corresponding period in 2022. The decrease was primarily due to a 35.7% decrease in the average cost per KWH purchased as a result of lower natural gas prices, partially offset by a 25.5% increase in the volume of KWHs purchased due to a new power purchase contract that began in July 2022 and ended in May 2023.
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

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Purchased Power – Affiliates
In the second quarter 2023, purchased power expense from affiliates was $54 million compared to $121 million for the corresponding period in 2022. For year-to-date 2023, purchased power expense from affiliates was $113 million compared to $147 million for the corresponding period in 2022. The decreases for the second quarter and year-to-date 2023 were primarily due to decreases of 57.8% and 36.6%, respectively, in the average cost per KWH purchased due to lower purchase prices as a result of lower natural gas prices, partially offset by increases of 6.3% and 21.0%, respectively, in the volume of KWHs purchased due to the availability of lower cost gas generation in the Southern Company system.
Energy purchases from affiliates will vary depending on demand for energy and the availability and cost of generating resources at each company within the Southern Company system. These purchases are made in accordance with the IIC or other contractual agreements, as approved by the FERC.
Other Operations and Maintenance Expenses

Second Quarter 2023 vs. Second Quarter 2022		Year-To-Date 2023 vs. Year-To-Date 2022
(change in millions)	(% change)	(change in millions)	(% change)
$(1)	(0.2)	$10	1.2
In the second quarter 2023, other operations and maintenance expenses were $440 million compared to $441 million for the corresponding period in 2022. The decrease was primarily due to a $15 million decrease in generation expenses primarily associated with planned outages and maintenance and a $4 million decrease related to the injuries and damages reserve. The decreases were largely offset by increases of $10 million in technology infrastructure and application production costs, $5 million in customer accounts primarily associated with bad debt expense, and $5 million in expenses related to unregulated products and services.
For year-to-date 2023, other operations and maintenance expenses were $862 million compared to $852 million for the corresponding period in 2022. The increase was primarily due to a $14 million decrease in nuclear property insurance refunds and increases of $18 million in technology infrastructure and application production costs, $13 million in expenses related to unregulated products and services, and $9 million in customer accounts primarily associated with bad debt expense. The increases were partially offset by a $47 million decrease in generation expenses primarily associated with planned outages and maintenance.
Depreciation and Amortization

Second Quarter 2023 vs. Second Quarter 2022		Year-To-Date 2023 vs. Year-To-Date 2022
(change in millions)	(% change)	(change in millions)	(% change)
$131	60.1	$262	60.6
In the second quarter 2023, depreciation and amortization was $349 million compared to $218 million for the corresponding period in 2022. For year-to-date 2023, depreciation and amortization was $694 million compared to $432 million for the corresponding period in 2022. The increases were primarily due to an increase in depreciation rates effective in 2023. See Notes 2 and 5 to the financial statements under "Alabama Power" and "Depreciation and Amortization," respectively, in Item 8 of the Form 10-K for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Taxes Other Than Income Taxes

Second Quarter 2023 vs. Second Quarter 2022		Year-To-Date 2023 vs. Year-To-Date 2022
(change in millions)	(% change)	(change in millions)	(% change)
$7	7.0	$19	9.3
In the second quarter 2023, taxes other than income taxes were $107 million compared to $100 million for the corresponding period in 2022. For year-to-date 2023, taxes other than income taxes were $223 million compared to $204 million for the corresponding period in 2022. The increases were primarily due to an increase in utility license taxes.
Interest Expense, Net of Amounts Capitalized

Second Quarter 2023 vs. Second Quarter 2022		Year-To-Date 2023 vs. Year-To-Date 2022
(change in millions)	(% change)	(change in millions)	(% change)
$14	15.4	$28	15.6
In the second quarter 2023, interest expense, net of amounts capitalized was $105 million compared to $91 million for the corresponding period in 2022. For year-to-date 2023, interest expense, net of amounts capitalized was $208 million compared to $180 million for the corresponding period in 2022. The increases for the second quarter and year-to-date 2023 were primarily associated with increases of approximately $9 million and $20 million, respectively, related to higher average outstanding borrowings and $6 million and $11 million, respectively, related to higher interest rates. See FINANCIAL CONDITION AND LIQUIDITY – "Sources of Capital" herein for additional information on borrowings.
Other Income (Expense), Net

Second Quarter 2023 vs. Second Quarter 2022		Year-To-Date 2023 vs. Year-To-Date 2022
(change in millions)	(% change)	(change in millions)	(% change)
$12	44.4	$18	29.5
In the second quarter 2023, other income (expense), net was $39 million compared to $27 million for the corresponding period in 2022. For year-to-date 2023, other income (expense), net was $79 million compared to $61 million for the corresponding period in 2022. The increases were primarily due to an increase in interest income and a decrease in non-operating expenses.
Income Taxes

Second Quarter 2023 vs. Second Quarter 2022		Year-To-Date 2023 vs. Year-To-Date 2022
(change in millions)	(% change)	(change in millions)	(% change)
$(96)	(79.3)	$(204)	(89.9)
In the second quarter 2023, income taxes were $25 million compared to $121 million for the corresponding period in 2022. For year-to-date 2023, income taxes were $23 million compared to $227 million for the corresponding period in 2022. The decreases were primarily due to an increase in the flowback of certain excess deferred income taxes and lower pre-tax earnings. See Note 2 to the financial statements under "Alabama Power – Excess Accumulated Deferred Income Tax Accounting Order" in Item 8 of the Form 10-K and Note (G) to the Condensed Financial Statements herein for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Georgia Power
Net Income

Second Quarter 2023 vs. Second Quarter 2022		Year-To-Date 2023 vs. Year-To-Date 2022
(change in millions)	(% change)	(change in millions)	(% change)
$(137)	(22.5)	$(226)	(22.8)
Georgia Power's net income in the second quarter 2023 was $471 million compared to $608 million for the corresponding period in 2022. For year-to-date 2023, net income was $767 million compared to $993 million for the corresponding period in 2022. The decreases were primarily due to decreases in retail revenues associated with lower contributions from variable demand-driven pricing and milder weather in the second quarter and year-to-date 2023 compared to the corresponding periods in 2022 and higher interest expense, partially offset by lower non-fuel operations and maintenance costs and a decrease of $39 million in after-tax charges related to the construction of Plant Vogtle Units 3 and 4. Also partially offsetting the net income reductions were the impacts of the 2022 ARP effective January 1, 2023, including increased retail rates, largely offset by higher depreciation and amortization.
See Note 2 to the financial statements under "Georgia Power" in Item 8 of the Form 10-K for additional information.
Retail Revenues
In the second quarter 2023, retail revenues were $2.17 billion compared to $2.91 billion for the corresponding period in 2022. For year-to-date 2023, retail revenues were $4.15 billion compared to $4.93 billion for the corresponding period in 2022. Details of the changes in retail revenues were as follows:

	Second Quarter 2023 vs. Second Quarter 2022		Year-To-Date 2023 vs. Year-To-Date 2022
	(change in millions)	(% change)	(change in millions)	(% change)
Rates and pricing	$(166)	(5.7)%	$(132)	(2.7)%
Sales growth (decline)	(9)	(0.3)	14	0.3
Weather	(111)	(3.8)	(197)	(4.0)
Fuel cost recovery	(457)	(15.7)	(465)	(9.4)
Retail revenues	$(743)	(25.5)%	$(780)	(15.8)%
Revenues associated with changes in rates and pricing decreased in the second quarter and year-to-date 2023 when compared to the corresponding periods in 2022. The decreases were primarily due to lower contributions from commercial and industrial customers with variable demand-driven pricing, partially offset by base tariff increases in accordance with the 2022 ARP. See Note 2 to the financial statements under "Georgia Power – Rate Plans" in Item 8 of the Form 10-K for additional information.
Revenues attributable to changes in sales decreased in the second quarter 2023 and increased for year-to-date 2023 when compared to the corresponding periods in 2022. Weather-adjusted residential KWH sales decreased 1.3% in the second quarter 2023 when compared to the corresponding period in 2022 primarily due to decreased customer usage, partially offset by customer growth. Weather-adjusted residential KWH sales increased 0.5% for year-to-date 2023 when compared to the corresponding period in 2022 primarily due to customer growth, partially offset by decreased customer usage. Weather-adjusted commercial KWH sales increased 0.5% in the second quarter 2023 when compared to the corresponding period in 2022 primarily due to customer growth, partially offset by decreased customer usage. Weather-adjusted commercial KWH sales increased 1.5% for year-to-date 2023 when compared to the corresponding period in 2022 primarily due to customer growth and increased customer usage as customers continued their return to regular business trends. Weather-adjusted industrial KWH sales increased 0.4% in the second quarter 2023 when compared to the corresponding period in 2022 primarily due to increases in the paper and electronics sectors, partially offset by decreases in the textile and mining sectors. Weather-adjusted industrial KWH

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
sales decreased 0.8% for year-to-date 2023 when compared to the corresponding period in 2022 primarily due to decreases in the textile and rubber sectors, partially offset by increases in the electronics and pipeline sectors.
Fuel revenues and costs are allocated between retail and wholesale jurisdictions. Retail fuel cost recovery revenues decreased in the second quarter and year-to-date 2023 when compared to the corresponding periods in 2022 due to lower fuel and purchased power costs. Electric rates include provisions to adjust billings for fluctuations in fuel costs, including the energy component of purchased power costs. Under these fuel cost recovery provisions, fuel revenues generally equal fuel expenses and do not affect net income. See Note (B) to the Condensed Financial Statements herein and Note 2 to the financial statements in Item 8 of the Form 10-K under "Georgia Power – Fuel Cost Recovery" for additional information.
Wholesale Revenues

Second Quarter 2023 vs. Second Quarter 2022		Year-To-Date 2023 vs. Year-To-Date 2022
(change in millions)	(% change)	(change in millions)	(% change)
$(17)	(26.6)	$(52)	(40.0)
In the second quarter 2023, wholesale revenues were $47 million compared to $64 million for the corresponding period in 2022. The decrease was primarily due to a $22 million decrease related to the average cost per KWH sold due to lower Southern Company system fuel and purchased power costs.
For year-to-date 2023, wholesale revenues were $78 million compared to $130 million for the corresponding period in 2022. The decrease was primarily due to a $26 million decrease related to the volume of KWH sales associated with lower market demand and a $23 million decrease related to the average cost per KWH sold due to lower Southern Company system fuel and purchased power costs.
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
Other Revenues

Second Quarter 2023 vs. Second Quarter 2022		Year-To-Date 2023 vs. Year-To-Date 2022
(change in millions)	(% change)	(change in millions)	(% change)
$30	20.1	$71	26.1
In the second quarter 2023, other revenues were $179 million compared to $149 million for the corresponding period in 2022. For year-to-date 2023, other revenues were $343 million compared to $272 million for the corresponding period in 2022. The increases for the second quarter and year-to-date 2023 were primarily due to increases of $15 million and $46 million, respectively, in unregulated sales associated with power delivery construction and maintenance and outdoor lighting, net increases of $8 million and $11 million, respectively, in

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
realized gains associated with price stability products for retail customers on variable demand-driven pricing tariffs, and increases of $4 million and $7 million, respectively, in open access transmission tariff sales.
Fuel and Purchased Power Expenses

	Second Quarter 2023 vs. Second Quarter 2022		Year-To-Date 2023 vs. Year-To-Date 2022
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$(214)	(34.1)	$(230)	(22.0)
Purchased power – non-affiliates	(104)	(42.3)	(130)	(32.8)
Purchased power – affiliates	(171)	(52.9)	(171)	(32.3)
Total fuel and purchased power expenses	$(489)		$(531)
In the second quarter 2023, total fuel and purchased power expenses were $0.7 billion compared to $1.2 billion for the corresponding period in 2022. For year-to-date 2023, total fuel and purchased power expenses were $1.4 billion compared to $2.0 billion for the corresponding period in 2022. The decreases for the second quarter and year-to-date 2023 were due to decreases of $330 million and $344 million, respectively, related to the average cost of fuel and purchased power and $159 million and $187 million, respectively, related to the volume of KWHs generated and purchased.
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
Details of Georgia Power's generation and purchased power were as follows:

	Second Quarter 2023	Second Quarter 2022	Year-To-Date 2023	Year-To-Date 2022
Total generation (in billions of KWHs)(a)	15	15	28	30
Total purchased power (in billions of KWHs)	6	8	14	16
Sources of generation (percent) —
Gas	51	45	53	45
Nuclear(a)	28	27	27	25
Coal	17	24	16	25
Hydro and other	4	4	4	5
Cost of fuel, generated (in cents per net KWH) —
Gas	2.67	5.10	3.11	4.34
Nuclear(a)	0.72	0.76	0.73	0.76
Coal	6.45	3.68	5.92	3.54
Average cost of fuel, generated (in cents per net KWH)(a)	2.76	3.52	2.89	3.18
Average cost of purchased power (in cents per net KWH)(b)	4.91	8.22	4.70	6.58
(a)Excludes KWHs generated from test period energy at Plant Vogtle Unit 3 prior to its in-service date. The related fuel costs are charged to CWIP in accordance with FERC guidance. See Note (B) to the Condensed Financial Statements under "Georgia Power – Nuclear Construction" herein for additional information on Plant Vogtle Units 3 and 4.
(b)Average cost of purchased power includes fuel purchased by Georgia Power for tolling agreements where power is generated by the provider.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Fuel
In the second quarter 2023, fuel expense was $414 million compared to $628 million for the corresponding period in 2022. For year-to-date 2023, fuel expense was $0.82 billion compared to $1.05 billion for the corresponding period in 2022. The decreases for the second quarter and year-to-date 2023 were primarily due to decreases of 47.6% and 28.3%, respectively, in the average cost per KWH generated by natural gas and 31.3% and 40.0%, respectively, in the volume of KWHs generated by coal, partially offset by increases of 75.3% and 67.2%, respectively, in the average cost per KWH generated by coal and 12.3% and 9.4%, respectively, in the volume of KWHs generated by natural gas.
Purchased Power – Non-Affiliates
In the second quarter 2023, purchased power expense from non-affiliates was $142 million compared to $246 million for the corresponding period in 2022. For year-to-date 2023, purchased power expense from non-affiliates was $266 million compared to $396 million for the corresponding period in 2022. The decreases for the second quarter and year-to-date 2023 were primarily due to decreases of 40.5% and 37.6%, respectively, in the volume of KWHs purchased as Georgia Power and other Southern Company system units generally dispatched at a lower cost than available market resources and 18.3% and 4.2%, respectively, in the average cost per KWH purchased primarily due to lower natural gas prices.
Energy purchases from non-affiliates will vary depending on the market prices of wholesale energy as compared to the cost of the Southern Company system's generation, demand for energy within the Southern Company system's electric service territory, and the availability of the Southern Company system's generation.
Purchased Power – Affiliates
In the second quarter 2023, purchased power expense from affiliates was $152 million compared to $323 million for the corresponding period in 2022. The decrease reflects decreases of 52.6% in the average cost per KWH purchased primarily due to lower natural gas prices and 8.0% in the volume of KWHs purchased.
For year-to-date 2023, purchased power expense from affiliates was $358 million compared to $529 million for the corresponding period in 2022. The decrease reflects a 38.6% decrease in the average cost per KWH purchased primarily due to lower natural gas prices, partially offset by a 4.0% increase in the volume of KWHs purchased.
Energy purchases from affiliates will vary depending on the demand and the availability and cost of generating resources at each company within the Southern Company system. These purchases are made in accordance with the IIC or other contractual agreements, all as approved by the FERC.
Other Operations and Maintenance Expenses

Second Quarter 2023 vs. Second Quarter 2022		Year-To-Date 2023 vs. Year-To-Date 2022
(change in millions)	(% change)	(change in millions)	(% change)
$(77)	(13.4)	$(100)	(9.2)
In the second quarter 2023, other operations and maintenance expenses were $496 million compared to $573 million for the corresponding period in 2022. The decrease was primarily due to decreases of $45 million in storm damage recovery as authorized in the 2022 ARP, $32 million in transmission and distribution expenses primarily associated with line maintenance, $23 million in generation non-outage maintenance expense, and $13 million in certain employee compensation and benefit expenses. These decreases were partially offset by increases of $24 million in technology infrastructure and application production costs, $17 million in generation environmental projects, and $9 million from unregulated power delivery construction and maintenance and energy conservation projects.
For year-to-date 2023, other operations and maintenance expenses were $0.99 billion compared to $1.09 billion for the corresponding period in 2022. The decrease was primarily due to decreases of $91 million in storm damage

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
recovery as authorized in the 2022 ARP, $57 million in transmission and distribution expenses primarily associated with line maintenance, $49 million in generation non-outage maintenance expense, and $18 million in certain employee compensation and benefit expenses. These decreases were partially offset by increases of $48 million in technology infrastructure and application production costs, $29 million from unregulated power delivery construction and maintenance and energy conservation projects, and $26 million in generation environmental projects and planned outages, as well as a $12 million decrease in nuclear property insurance refunds.
See Note 2 to the financial statements under "Georgia Power – Storm Damage Recovery" in Item 8 of the Form 10-K for additional information.
Depreciation and Amortization

Second Quarter 2023 vs. Second Quarter 2022		Year-To-Date 2023 vs. Year-To-Date 2022
(change in millions)	(% change)	(change in millions)	(% change)
$55	15.4	$113	16.0
In the second quarter 2023, depreciation and amortization was $411 million compared to $356 million for the corresponding period in 2022. For year-to-date 2023, depreciation and amortization was $819 million compared to $706 million for the corresponding period in 2022. The increases for the second quarter and year-to-date 2023 were primarily due to increases of $47 million and $94 million, respectively, resulting from higher depreciation rates as authorized in the 2022 ARP and $15 million and $30 million, respectively, associated with additional plant in service. Partially offsetting these increases for the second quarter and year-to-date 2023 were decreases of $5 million and $7 million, respectively, in amortization of regulatory assets related to CCR AROs under the terms of the 2022 ARP and $4 million and $7 million, respectively, in amortization of regulatory assets related to the retirement of certain generating units that ended in 2022.
See Note 5 to the financial statements under "Depreciation and Amortization" in Item 8 of the Form 10-K for additional information.
Taxes Other Than Income Taxes

Second Quarter 2023 vs. Second Quarter 2022		Year-To-Date 2023 vs. Year-To-Date 2022
(change in millions)	(% change)	(change in millions)	(% change)
$(9)	(6.4)	$(2)	(0.8)
In the second quarter 2023, taxes other than income taxes were $132 million compared to $141 million for the corresponding period in 2022. For year-to-date 2023, taxes other than income taxes were $263 million compared to $265 million for the corresponding period in 2022. The decreases for the second quarter and year-to-date 2023 were due to decreases of $17 million in municipal franchise fees resulting from lower retail revenues and $3 million and $4 million, respectively, in payroll taxes, largely offset by increases of $11 million and $19 million, respectively, in property taxes primarily resulting from an increase in the assessed value of property.
Estimated Loss on Plant Vogtle Units 3 and 4

Second Quarter 2023 vs. Second Quarter 2022		Year-To-Date 2023 vs. Year-To-Date 2022
(change in millions)	(% change)	(change in millions)	(% change)
$(52)	(100.0)	$(52)	(100.0)
In the second quarter 2022, Georgia Power recorded an estimated probable loss on Plant Vogtle Units 3 and 4 of $52 million. The loss reflected revisions to the total project capital cost forecast to complete construction and start-up of Plant Vogtle Units 3 and 4. See Note (B) to the Condensed Financial Statements herein and Note 2 to the financial statements in Item 8 of the Form 10-K under "Georgia Power – Nuclear Construction" for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Allowance for Equity Funds Used During Construction

Second Quarter 2023 vs. Second Quarter 2022		Year-To-Date 2023 vs. Year-To-Date 2022
(change in millions)	(% change)	(change in millions)	(% change)
$10	30.3	$18	27.7
In the second quarter 2023, allowance for equity funds used during construction was $43 million compared to $33 million for the corresponding period in 2022. For year-to-date 2023, allowance for equity funds used during construction was $83 million compared to $65 million for the corresponding period in 2022. The increases were primarily due to an increase in capital expenditures subject to AFUDC.
Interest Expense, Net of Amounts Capitalized

Second Quarter 2023 vs. Second Quarter 2022		Year-To-Date 2023 vs. Year-To-Date 2022
(change in millions)	(% change)	(change in millions)	(% change)
$43	36.8	$82	36.6
In the second quarter 2023, interest expense, net of amounts capitalized was $160 million compared to $117 million for the corresponding period in 2022. For year-to-date 2023, interest expense, net of amounts capitalized was $306 million compared to $224 million for the corresponding period in 2022. The increases for the second quarter and year-to-date 2023 were primarily associated with increases of approximately $23 million and $44 million, respectively, related to higher average outstanding borrowings and $20 million and $39 million, respectively, related to higher interest rates. See FINANCIAL CONDITION AND LIQUIDITY – "Sources of Capital" and "Financing Activities" herein for additional information on borrowings.
Other Income (Expense), Net

Second Quarter 2023 vs. Second Quarter 2022		Year-To-Date 2023 vs. Year-To-Date 2022
(change in millions)	(% change)	(change in millions)	(% change)
$(18)	(33.3)	$(23)	(22.3)
In the second quarter 2023, other income (expense), net was $36 million compared to $54 million for the corresponding period in 2022. For year-to-date 2023, other income (expense), net was $80 million compared to $103 million for the corresponding period in 2022. The decreases for the second quarter and year-to-date 2023 were primarily due to decreases of $7 million and $13 million, respectively, in customer charges related to contributions in aid of construction and a $7 million charge in the second quarter 2023 under a stipulation agreement approved by the Georgia PSC related to Georgia Power's fuel cost recovery case.
See Note (B) to the Condensed Financial Statements herein under "Georgia Power – Fuel Cost Recovery" for additional information.
Income Taxes

Second Quarter 2023 vs. Second Quarter 2022		Year-To-Date 2023 vs. Year-To-Date 2022
(change in millions)	(% change)	(change in millions)	(% change)
$(72)	(43.9)	$(50)	(25.8)
In the second quarter 2023, income taxes were $92 million compared to $164 million for the corresponding period in 2022. For year-to-date 2023, income taxes were $144 million compared to $194 million for the corresponding period in 2022. The decreases were primarily due to lower pre-tax earnings, an adjustment in the second quarter 2022 related to a prior year state tax credit carryforward, and a decrease in a valuation allowance on certain state tax credit carryforwards in 2023, partially offset by the flowback of certain excess deferred income taxes that ended in 2022.
See Note (G) to the Condensed Financial Statements herein for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Mississippi Power
Net Income

Second Quarter 2023 vs. Second Quarter 2022		Year-To-Date 2023 vs. Year-To-Date 2022
(change in millions)	(% change)	(change in millions)	(% change)
$(5)	(11.1)	$11	12.6
Mississippi Power's net income for the second quarter 2023 was $40 million compared to $45 million for the corresponding period in 2022. The decrease was primarily due to a decrease in revenues due to milder weather in the second quarter 2023 compared to the corresponding period in 2022 and changes in power supply agreements.
Mississippi Power's net income for year-to-date 2023 was $98 million compared to $87 million for the corresponding period in 2022. The increase was primarily due to an increase in affiliate wholesale capacity revenues, partially offset by a decrease in revenues due to milder weather in 2023 compared to the corresponding period in 2022 and an increase in interest expense.
Retail Revenues
In the second quarter 2023, retail revenues were $227 million compared to $252 million for the corresponding period in 2022. For year-to-date 2023, retail revenues were $464 million compared to $469 million for the corresponding period in 2022. Details of the changes in retail revenues were as follows:

	Second Quarter 2023 vs. Second Quarter 2022		Year-To-Date 2023 vs. Year-To-Date 2022
	(change in millions)	(% change)	(change in millions)	(% change)
Rates and pricing	$(3)	(1.2)%	$2	0.4%
Sales growth	—	—	2	0.4
Weather	(4)	(1.6)	(10)	(2.1)
Fuel and other cost recovery	(18)	(7.1)	1	0.2
Retail revenues	$(25)	(9.9)%	$(5)	(1.1)%
Revenues associated with changes in rates and pricing decreased in the second quarter 2023 and increased year-to-date 2023 when compared to the corresponding periods in 2022. The second quarter 2023 decrease was primarily due to the expiration of a PEP surcharge at the end of 2022 that became effective for the first billing cycle of April 2022. The year-to-date 2023 increase was primarily due to ECO Plan rates that became effective in May 2022. See Note 2 to the financial statements under "Mississippi Power – Performance Evaluation Plan" and " – Environmental Compliance Overview Plan" in Item 8 of the Form 10-K for additional information.
Revenues attributable to changes in sales were relatively flat in the second quarter and year-to-date 2023 when compared to the corresponding periods in 2022. Weather-adjusted residential KWH sales increased 0.1% in the second quarter 2023 when compared to the corresponding period in 2022 due to an increase in customer usage. Weather-adjusted residential KWH sales decreased 1.0% year-to-date 2023 when compared to the corresponding period in 2022 due to a decrease in customer usage. Weather-adjusted commercial KWH sales increased 2.7% and 2.9% in the second quarter and year-to-date 2023, respectively, when compared to the corresponding periods in 2022 due to an increase in customer usage. Industrial KWH sales decreased 2.1% in the second quarter 2023 when compared to the corresponding period in 2022 primarily due to decreases in the chemicals, petroleum, and lumber sectors, partially offset by increases in the non-manufacturing sector. Industrial KWH sales increased 1.4% year-to-date 2023 when compared to the corresponding period in 2022 primarily due to increases in the non-manufacturing, petroleum, and pipeline sectors, partially offset by decreases in the chemicals sector.
Fuel and other cost recovery revenues decreased in the second quarter 2023 when compared to the corresponding period in 2022 primarily as a result of lower recoverable fuel costs. Recoverable fuel costs include fuel and

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
purchased power expenses reduced by the fuel and emissions portion of wholesale revenues from energy sold to customers outside Mississippi Power's service territory. Electric rates include provisions to adjust billings for fluctuations in fuel costs, including the energy component of purchased power costs. Under these provisions, fuel revenues generally equal fuel expenses, including the energy component of purchased power costs, and do not affect net income. See Note 2 to the financial statements in Item 8 of the Form 10-K for additional information.
Wholesale Revenues – Non-Affiliates

Second Quarter 2023 vs. Second Quarter 2022		Year-To-Date 2023 vs. Year-To-Date 2022
(change in millions)	(% change)	(change in millions)	(% change)
$(7)	(11.1)	$(7)	(5.3)
In the second quarter 2023, wholesale revenues from sales to non-affiliates were $56 million compared to $63 million for the corresponding period in 2022. For year-to-date 2023, wholesale revenues from sales to non-affiliates were $124 million compared to $131 million for the corresponding period in 2022. The decreases were primarily due to a decrease in revenue from MRA customers primarily due to the lower cost of natural gas and changes in power supply agreements, partially offset by higher opportunity sales.
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
Wholesale Revenues – Affiliates

Second Quarter 2023 vs. Second Quarter 2022		Year-To-Date 2023 vs. Year-To-Date 2022
(change in millions)	(% change)	(change in millions)	(% change)
$(89)	(83.2)	$(56)	(37.6)
In the second quarter 2023, wholesale revenues from sales to affiliates were $18 million compared to $107 million for the corresponding period in 2022. The decrease was primarily due to a $44 million decrease associated with lower natural gas prices and a $44 million decrease associated with lower KWH sales.
For year-to-date 2023, wholesale revenues from sales to affiliates were $93 million compared to $149 million for the corresponding period in 2022. The decrease was due to an $81 million decrease associated with lower natural gas prices and a $4 million decrease associated with lower KWH sales, partially offset by a $29 million increase in capacity revenues resulting from an increase in pricing and volume of generation reserves.
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

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Fuel and Purchased Power Expenses

	Second Quarter 2023 vs. Second Quarter 2022		Year-To-Date 2023 vs. Year-To-Date 2022
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$(107)	(54.6)	$(87)	(27.0)
Purchased power	(4)	(36.4)	(6)	(35.3)
Total fuel and purchased power expenses	$(111)		$(93)
In the second quarter 2023, total fuel and purchased power expenses were $96 million compared to $207 million for the corresponding period in 2022. The decrease was primarily due to an $86 million decrease related to the average cost of fuel and purchased power and a $25 million decrease related to the volume of KWHs generated.
For year-to-date 2023, total fuel and purchased power expenses were $246 million compared to $339 million for the corresponding period in 2022. The decrease was primarily due to an $85 million decrease related to the average cost of fuel and purchased power and an $8 million decrease related to the volume of KWHs generated.
Fuel and purchased power energy transactions do not have a significant impact on earnings since energy expenses are generally offset by energy revenues through Mississippi Power's fuel cost recovery clause.
Details of Mississippi Power's generation and purchased power were as follows:

	Second Quarter 2023	Second Quarter 2022	Year-To-Date 2023	Year-To-Date 2022
Total generation (in millions of KWHs)	3,897	4,483	8,340	8,557
Total purchased power (in millions of KWHs)	174	166	274	286
Sources of generation (percent) –
Gas	97	88	95	90
Coal	3	12	5	10
Cost of fuel, generated (in cents per net KWH) –
Gas	2.31	4.73	2.85	4.04
Coal	6.31	3.95	5.94	3.86
Average cost of fuel, generated (in cents per net KWH)	2.44	4.63	3.01	4.02
Average cost of purchased power (in cents per net KWH)	4.07	6.57	4.08	5.72
Fuel
In the second quarter 2023, fuel expense was $89 million compared to $196 million for the corresponding period in 2022. The decrease was due to a 78.3% decrease in the volume of KWHs generated by coal, a 51.2% decrease in the average cost of natural gas per KWH generated, and a 5.0% decrease in the volume of KWHs generated by natural gas, partially offset by a 59.7% increase in the average cost of coal per KWH generated.
For year-to-date 2023, fuel expense was $235 million compared to $322 million for the corresponding period in 2022. The decrease was due to a 55.0% decrease in the volume of KWHs generated by coal and a 29.5% decrease in the average cost of natural gas per KWH generated, partially offset by a 53.9% increase in the average cost of coal per KWH generated and a 4.0% increase in the volume of KWHs generated by natural gas.
Purchased Power
In the second quarter 2023, purchased power expense was $7 million compared to $11 million for the corresponding period in 2022. The decrease was due to a 38.1% decrease in the average cost per KWH purchased primarily due to lower natural gas prices, partially offset by a 5.1% increase in the volume of KWHs purchased.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
For year-to-date 2023, purchased power expense was $11 million compared to $17 million for the corresponding period in 2022. The decrease was due to a 28.7% decrease in the average cost per KWH purchased primarily due to lower natural gas prices and a 4.1% decrease in the volume of KWHs purchased.
Other Operations and Maintenance Expenses

Second Quarter 2023 vs. Second Quarter 2022		Year-To-Date 2023 vs. Year-To-Date 2022
(change in millions)	(% change)	(change in millions)	(% change)
$—	—	$8	4.8
For year-to-date 2023, other operations and maintenance expenses were $175 million compared to $167 million for the corresponding period in 2022. The increase was primarily due to increases of $4 million in generation expenses, $3 million in storm reserve accruals, and $2 million associated with the Kemper County energy facility (primarily related to lower salvage proceeds in 2023), partially offset by a decrease of $3 million in distribution lines and substation expenses. See Notes 2 and 3 to the financial statements under "Mississippi Power – System Restoration Rider" and "Other Matters – Mississippi Power," respectively, in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements under "Mississippi Power – System Restoration Rider" herein for additional information.
Taxes Other Than Income Taxes

Second Quarter 2023 vs. Second Quarter 2022		Year-To-Date 2023 vs. Year-To-Date 2022
(change in millions)	(% change)	(change in millions)	(% change)
$(4)	(12.5)	$(1)	(1.6)
In the second quarter 2023, taxes other than income taxes were $28 million compared to $32 million for the corresponding period in 2022. For year-to-date 2023, taxes other than income taxes were $60 million compared to $61 million for the corresponding period in 2022. The decreases primarily reflect a decrease in ad valorem taxes due to lower assessed values.
Interest Expense, Net of Amounts Capitalized

Second Quarter 2023 vs. Second Quarter 2022		Year-To-Date 2023 vs. Year-To-Date 2022
(change in millions)	(% change)	(change in millions)	(% change)
$4	28.6	$7	25.9
In the second quarter 2023, interest expense, net of amounts capitalized was $18 million compared to $14 million for the corresponding period in 2022. For year-to-date 2023, interest expense, net of amounts capitalized was $34 million compared to $27 million for the corresponding period in 2022. The increases for the second quarter and year-to-date 2023 were associated with increases of approximately $3 million and $5 million, respectively, related to higher interest rates and $1 million and $2 million, respectively, related to higher average outstanding borrowings. See FINANCIAL CONDITION AND LIQUIDITY – "Sources of Capital" and "Financing Activities" herein for additional information on borrowings.
Income Taxes

Second Quarter 2023 vs. Second Quarter 2022		Year-To-Date 2023 vs. Year-To-Date 2022
(change in millions)	(% change)	(change in millions)	(% change)
$(8)	(66.7)	$(3)	(15.0)
In the second quarter 2023, income taxes were $4 million compared to $12 million for the corresponding period in 2022. The decrease was primarily due to lower pre-tax earnings and the flowback of certain excess deferred income taxes.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
For year-to-date 2023, income taxes were $17 million compared to $20 million for the corresponding period in 2022. The decrease was primarily due the flowback of certain excess deferred income taxes, partially offset by higher pre-tax earnings.
See Note (G) to the Condensed Financial Statements herein for additional information.
Southern Power
Net Income Attributable to Southern Power

Second Quarter 2023 vs. Second Quarter 2022		Year-To-Date 2023 vs. Year-To-Date 2022
(change in millions)	(% change)	(change in millions)	(% change)
$(13)	(13.3)	$17	10.0
Net income attributable to Southern Power in the second quarter 2023 was $85 million compared to $98 million for the corresponding period in 2022. The decrease was primarily due to lower revenues driven by lower market prices of energy, as well as lower HLBV income associated with tax equity partnerships. These decreases were partially offset by a tax benefit related to changes in state apportionment methodology due to tax legislation enacted by the State of Tennessee and insurance proceeds received for damaged generation equipment.
Net income attributable to Southern Power for year-to-date 2023 was $187 million compared to $170 million for the corresponding period in 2022. The increase was primarily due to a gain on the sale of spare parts and higher HLBV income associated with tax equity partnerships, as well as changes in state apportionment methodology related to tax legislation enacted by the State of Tennessee and receipts of liquidated damages associated with generation facility production guarantees. These increases were partially offset by lower revenues driven by lower market prices of energy.
Operating Revenues

Second Quarter 2023 vs. Second Quarter 2022		Year-To-Date 2023 vs. Year-To-Date 2022
(change in millions)	(% change)	(change in millions)	(% change)
$(374)	(41.6)	$(405)	(28.2)
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
Operating Revenues Details
Details of Southern Power's operating revenues were as follows:

	Second Quarter 2023	Second Quarter 2022	Year-To-Date 2023	Year-To-Date 2022
	(in millions)
PPA capacity revenues	$114	$109	$227	$214
PPA energy revenues	307	579	583	921
Total PPA revenues	421	688	810	1,135
Non-PPA revenues	88	202	196	286
Other revenues	16	9	27	17
Total operating revenues	$525	$899	$1,033	$1,438
In the second quarter 2023, total operating revenues were $525 million, reflecting a $374 million, or 41.6%, decrease from the corresponding period in 2022. The change in operating revenues was primarily due to the following:
•PPA capacity revenues increased $5 million, or 4.6%, primarily due to a net increase in MW capacity under contract from natural gas PPAs and an increase associated with a change in rates from natural gas PPAs.
•PPA energy revenues decreased $272 million, or 47.0%, primarily due to a $267 million decrease in sales under natural gas PPAs resulting from a $209 million decrease in the price of fuel and purchased power and a $58 million decrease in the volume of KWHs sold.
•Non-PPA revenues decreased $114 million, or 56.4%, primarily due to a $183 million decrease in the market price of energy, partially offset by a $68 million increase in the volume of KWHs sold through short-term sales.
•Other revenues increased $7 million, or 77.8%, primarily due to receipts of liquidated damages associated with generation facility production guarantees and business interruption insurance proceeds received for damaged generation equipment.
For year-to-date 2023, total operating revenues were $1.0 billion, reflecting a $405 million, or 28.2%, decrease from the corresponding period in 2022. The change in operating revenues was primarily due to the following:
•PPA capacity revenues increased $13 million, or 6.1%, primarily due to a net increase in MW capacity under contract from natural gas PPAs and an increase associated with a change in rates from natural gas PPAs.
•PPA energy revenues decreased $338 million, or 36.7%, primarily due to a $328 million decrease in sales under natural gas PPAs resulting from a $269 million decrease in the price of fuel and purchased power and a $59 million decrease in the volume of KWHs sold.
•Non-PPA revenues decreased $90 million, or 31.5%, primarily due to a $244 million decrease in the market price of energy, largely offset by a $152 million increase in the volume of KWHs sold through short-term sales.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
•Other revenues increased $10 million, or 58.8%, primarily due to receipts of liquidated damages associated with generation facility production guarantees and business interruption insurance proceeds for damaged generation equipment.
Fuel and Purchased Power Expenses
Details of Southern Power's generation and purchased power were as follows:

	Second Quarter 2023	Second Quarter 2022	Year-To-Date 2023	Year-To-Date 2022
	(in billions of KWHs)
Generation	11.7	12.8	24.0	23.9
Purchased power	0.9	0.7	1.6	1.1
Total generation and purchased power	12.6	13.5	25.6	25.0

Total generation and purchased power (excluding solar, wind, fuel cells, and tolling agreements)	7.8	7.5	16.2	14.4
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
Details of Southern Power's fuel and purchased power expenses were as follows:

	Second Quarter 2023 vs. Second Quarter 2022		Year-To-Date 2023 vs. Year-To-Date 2022
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$(298)	(68.2)	$(339)	(50.7)
Purchased power	(40)	(58.8)	(35)	(39.3)
Total fuel and purchased power expenses	$(338)		$(374)
In the second quarter 2023, total fuel and purchased power expenses decreased $338 million, or 66.9%, compared to the corresponding period in 2022. Fuel expense decreased $298 million due to a $303 million decrease associated with the average cost of fuel, partially offset by a $4 million increase associated with the volume of KWHs generated. Purchased power expense decreased $40 million due to a $62 million decrease associated with the average cost of purchased power, partially offset by a $23 million increase associated with the volume of KWHs purchased.
For year-to-date 2023, total fuel and purchased power expenses decreased $374 million, or 49.3%, compared to the corresponding period in 2022. Fuel expense decreased $339 million due to a $403 million decrease associated with the average cost of fuel, partially offset by a $64 million increase associated with the volume of KWHs generated. Purchased power expense decreased $35 million due to a $72 million decrease associated with the average cost of purchased power, partially offset by a $37 million increase associated with the volume of KWHs purchased.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Depreciation and Amortization

Second Quarter 2023 vs. Second Quarter 2022		Year-To-Date 2023 vs. Year-To-Date 2022
(change in millions)	(% change)	(change in millions)	(% change)
$(9)	(6.9)	$(1)	(0.4)
In the second quarter 2023, depreciation and amortization was $122 million compared to $131 million for the corresponding period in 2022. The decrease was primarily due to a decrease in units-of-production depreciation related to lower production from natural gas generating facilities and insurance proceeds received for damaged generation equipment, partially offset by an increase in depreciation related to capital improvements at natural gas generating facilities.
Gain on Dispositions, Net

Second Quarter 2023 vs. Second Quarter 2022		Year-To-Date 2023 vs. Year-To-Date 2022
(change in millions)	(% change)	(change in millions)	(% change)
$—	—	$18	N/M
For year-to-date 2023, gain on dispositions, net was $20 million compared to $2 million for the corresponding period in 2022. The increase was primarily due to a $16 million gain on the sale of spare parts in 2023.
Interest Expense, Net of Amounts Capitalized

Second Quarter 2023 vs. Second Quarter 2022		Year-To-Date 2023 vs. Year-To-Date 2022
(change in millions)	(% change)	(change in millions)	(% change)
$(3)	(8.3)	$(7)	(9.6)
In the second quarter 2023, interest expense, net of amounts capitalized was $33 million compared to $36 million for the corresponding period in 2022. For year-to-date 2023, interest expense, net of amounts capitalized was $66 million compared to $73 million for the corresponding period in 2022. The decreases were primarily due to lower average outstanding borrowings.
Income Taxes (Benefit)

Second Quarter 2023 vs. Second Quarter 2022		Year-To-Date 2023 vs. Year-To-Date 2022
(change in millions)	(% change)	(change in millions)	(% change)
$(19)	(76.0)	$(14)	(107.7)
In the second quarter 2023, income tax expense was $6 million compared to $25 million for the corresponding period in 2022. For year-to-date 2023, income tax benefit was $1 million compared to income tax expense of $13 million for the corresponding period in 2022. These changes were primarily due to lower pre-tax earnings and a change in state apportionment methodology resulting from tax legislation enacted by the state of Tennessee in the second quarter 2023. See Note (G) to the Condensed Financial Statements herein for additional information.
Net Loss Attributable to Noncontrolling Interests

Second Quarter 2023 vs. Second Quarter 2022		Year-To-Date 2023 vs. Year-To-Date 2022
(change in millions)	(% change)	(change in millions)	(% change)
$7	31.8	$(11)	(16.4)
In the second quarter 2023, net loss attributable to noncontrolling interests was $15 million compared to $22 million for the corresponding period in 2022. The decreased loss was primarily due to $7 million in lower HLBV loss allocations to wind tax equity partners and $6 million in lower loss allocations to battery energy storage partners, partially offset by $5 million in lower income allocations to equity partners.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
For year-to-date 2023, net loss attributable to noncontrolling interests was $78 million compared to $67 million for the corresponding period in 2022. The increased loss was primarily due to $15 million in lower income allocations to equity partners and $9 million in higher HLBV loss allocations to wind tax equity partners, partially offset by $14 million in lower loss allocations to battery energy storage partners.
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
Net Income

Second Quarter 2023 vs. Second Quarter 2022		Year-To-Date 2023 vs. Year-To-Date 2022
(change in millions)	(% change)	(change in millions)	(% change)
$(30)	(26.1)	$(40)	(9.2)
In the second quarter 2023, net income was $85 million compared to $115 million for the corresponding period in 2022. For year-to-date 2023, net income was $393 million compared to $433 million for the corresponding period in 2022. The decreases were primarily due to lower net income at gas distribution operations primarily as a result of a $28 million loss related to a regulatory disallowance at Nicor Gas. The year-to-date 2023 decrease also included an $11 million decrease in net income at gas marketing services primarily related to hedge losses. See Note (B) to the Condensed Financial Statements under "Southern Company Gas – Infrastructure Replacement Programs and Capital Projects" herein for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Natural Gas Revenues
In the second quarter 2023, natural gas revenues were $0.9 billion compared to $1.1 billion for the corresponding period in 2022. For year-to-date 2023, natural gas revenues were $2.7 billion compared to $3.1 billion for the corresponding period in 2022. Details of the changes in natural gas revenues were as follows:

	Second Quarter 2023 vs. Second Quarter 2022		Year-To-Date 2023 vs. Year-To-Date 2022
	(change in millions)	(% change)	(change in millions)	(% change)
Infrastructure replacement programs and rate changes	$38	3.5%	$88	2.8%
Gas costs and other cost recovery	(265)	(24.4)	(464)	(14.8)
Gas marketing services	(1)	(0.1)	(22)	(0.7)
Other	(3)	(0.3)	(14)	(0.4)
Natural gas revenues	$(231)	(21.3)%	$(412)	(13.1)%
Revenues from infrastructure replacement programs and rate changes increased in the second quarter and year-to-date 2023 compared to the corresponding periods in 2022 primarily due to rate increases at the natural gas distribution utilities and continued investment in infrastructure replacement, partially offset by a regulatory disallowance at Nicor Gas. See Note 2 to the financial statements under "Southern Company Gas – Rate Proceedings" in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements under "Southern Company Gas – Infrastructure Replacement Programs and Capital Projects" herein for additional information.
Revenues from gas costs and other cost recovery decreased in the second quarter and year-to-date 2023 compared to the corresponding periods in 2022 primarily due to lower natural gas cost recovery associated with the timing of natural gas purchases and the recovery of those costs from customers. See "Cost of Natural Gas" herein for additional information. Revenue impacts from weather and customer growth are described further below.
Revenues from gas marketing services decreased in the second quarter and year-to-date 2023 compared to the corresponding periods in 2022 primarily due to lower natural gas prices and the timing of unrealized hedge losses, partially offset by higher variable price spreads in Georgia and Illinois and higher customer count in Georgia.
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

	Second Quarter					Year-to-Date
				2023 vs. normal	2023 vs. 2022				2023 vs. normal	2023 vs. 2022
	Normal(*)	2023	2022	warmer	colder (warmer)	Normal(*)	2023	2022	warmer	warmer
	(in thousands)					(in thousands)
Illinois	651	538	620	(17.4)%	(13.2)%	3,715	3,198	3,627	(13.9)%	(11.8)%
Georgia	129	121	110	(6.2)%	10.0%	1,458	1,029	1,361	(29.4)%	(24.4)%
(*)Normal represents the 10-year average from January 1, 2013 through June 30, 2022 for Illinois at Chicago Midway International Airport and for Georgia at Atlanta Hartsfield-Jackson International Airport, based on information obtained from the National Oceanic and Atmospheric Administration, National Climatic Data Center.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
The following table provides the number of customers served by Southern Company Gas at June 30, 2023 and 2022:

	June 30,
	2023	2022	2023 vs. 2022
	(in thousands, except market share %)		(% change)
Gas distribution operations	4,337	4,314	0.5%
Gas marketing services
Energy customers(*)	665	610	9.0%
Market share of energy customers in Georgia	30.0%	28.6%
(*)Gas marketing services' customers are primarily located in Georgia and Illinois.
Southern Company Gas anticipates customer growth and uses a variety of targeted marketing programs to attract new customers and to retain existing customers.
Cost of Natural Gas

Second Quarter 2023 vs. Second Quarter 2022		Year-To-Date 2023 vs. Year-To-Date 2022
(change in millions)	(% change)	(change in millions)	(% change)
$(253)	(56.0)	$(449)	(29.0)
Excluding Atlanta Gas Light, which does not sell natural gas to end-use customers, natural gas distribution rates include provisions to adjust billings for fluctuations in natural gas costs. Therefore, gas costs recovered through natural gas revenues generally equal the amount expensed in cost of natural gas and do not affect net income from gas distribution operations. Cost of natural gas at gas distribution operations represented 84% and 85% of the total cost of natural gas in the second quarter and year-to-date 2023, respectively. See MANAGEMENT'S DISCUSSION AND ANALYSIS – RESULTS OF OPERATIONS – "Southern Company Gas – Cost of Natural Gas" in Item 7 of the Form 10-K and "Natural Gas Revenues" herein for additional information.
In the second quarter 2023, cost of natural gas was $199 million compared to $452 million for the corresponding period in 2022. For year-to-date 2023, cost of natural gas was $1.1 billion compared to $1.5 billion for the corresponding period in 2022. The decreases reflect lower gas cost recovery as a result of decreases of 71% and 54% in natural gas prices in the second quarter and year-to-date 2023, respectively, compared to the corresponding periods in 2022.
The following table details the volumes of natural gas sold during both periods presented.

	Second Quarter			Year-to-Date
	2023	2022	2023 vs. 2022	2023	2022	2023 vs. 2022
Gas distribution operations (mmBtu in millions)
Firm	101	111	(9.0)%	359	415	(13.5)%
Interruptible	23	22	4.5	47	47	—
Total	124	133	(6.8)%	406	462	(12.1)%
Gas marketing services (mmBtu in millions)
Firm:
Georgia	5	5	—%	18	21	(14.3)%
Illinois	1	1	—	4	4	—
Other	3	3	—	7	7	—
Interruptible large commercial and industrial	4	3	33.3	7	7	—
Total	13	12	8.3%	36	39	(7.7)%

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Other Operations and Maintenance Expenses

Second Quarter 2023 vs. Second Quarter 2022		Year-To-Date 2023 vs. Year-To-Date 2022
(change in millions)	(% change)	(change in millions)	(% change)
$43	16.2	$45	7.9
In the second quarter 2023, other operations and maintenance expenses were $309 million compared to $266 million for the corresponding period in 2022. For year-to-date 2023, other operations and maintenance expenses were $615 million compared to $570 million for the corresponding period in 2022. The increases for the second quarter and year-to-date 2023 were primarily due to increases of $30 million and $43 million, respectively, in compensation and benefits, $30 million for both periods related to a regulatory disallowance at Nicor Gas, and increases of $11 million and $16 million, respectively, related to energy service contracts, partially offset by decreases of $20 million and $36 million, respectively, in expenses passed through to customers primarily related to bad debt and energy efficiency programs at gas distribution operations. See Note (B) to the Condensed Financial Statements under "Southern Company Gas – Infrastructure Replacement Programs and Capital Projects" herein for additional information on the regulatory disallowance.
Depreciation and Amortization

Second Quarter 2023 vs. Second Quarter 2022		Year-To-Date 2023 vs. Year-To-Date 2022
(change in millions)	(% change)	(change in millions)	(% change)
$5	3.6	$9	3.3
In the second quarter 2023, depreciation and amortization was $143 million compared to $138 million for the corresponding period in 2022. For year-to-date 2023, depreciation and amortization was $284 million compared to $275 million for the corresponding period in 2022. The increases were primarily due to continued infrastructure investments at the natural gas distribution utilities.
Taxes Other Than Income Taxes

Second Quarter 2023 vs. Second Quarter 2022		Year-To-Date 2023 vs. Year-To-Date 2022
(change in millions)	(% change)	(change in millions)	(% change)
$(3)	(4.8)	$(2)	(1.2)
In the second quarter 2023, taxes other than income taxes was $59 million compared to $62 million for the corresponding period in 2022. For year-to-date 2023, taxes other than income taxes was $161 million compared to $163 million for the corresponding period in 2022. The decreases for the second quarter and year-to-date 2023 were primarily due to decreases of $7 million and $12 million, respectively, in revenue taxes, largely offset by increases of $5 million and $11 million, respectively, in payroll, property, and invested capital taxes.
Interest Expense, Net of Amounts Capitalized

Second Quarter 2023 vs. Second Quarter 2022		Year-To-Date 2023 vs. Year-To-Date 2022
(change in millions)	(% change)	(change in millions)	(% change)
$12	19.7	$28	23.0
In the second quarter 2023, interest expense, net of amounts capitalized was $73 million compared to $61 million for the corresponding period in 2022. For year-to-date 2023, interest expense, net of amounts capitalized was $150 million compared to $122 million for the corresponding period in 2022. The increases for the second quarter and year-to-date 2023 were primarily associated with increases of approximately $13 million and $31 million, respectively, related to higher interest rates. See FINANCIAL CONDITION AND LIQUIDITY – "Sources of Capital" and "Financing Activities" herein for additional information on borrowings.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Income Taxes

Second Quarter 2023 vs. Second Quarter 2022		Year-To-Date 2023 vs. Year-To-Date 2022
(change in millions)	(% change)	(change in millions)	(% change)
$(7)	(19.4)	$(2)	(1.5)
In the second quarter 2023, income taxes were $29 million compared to $36 million for the corresponding period in 2022. For year-to-date 2023, income taxes were $132 million compared to $134 million for the corresponding period in 2022. The decreases were primarily the result of the regulatory disallowance at Nicor Gas, partially offset by higher pre-tax earnings. See Note (B) under "Southern Company Gas – Infrastructure Replacement Programs and Capital Projects" and Note (G) under "Southern Company Gas" to the Condensed Financial Statements herein for additional information.
Segment Information
Operating revenues, operating expenses, and net income for each segment are provided in the table below. See Note (K) to the Condensed Financial Statements under "Southern Company Gas" herein for additional information.

	2023			2022
	Operating Revenues	Operating Expenses	Net Income (Loss)	Operating Revenues	Operating Expenses	Net Income (Loss)
	(in millions)			(in millions)
Second Quarter
Gas distribution operations	$764	$636	$60	$980	$819	$92
Gas pipeline investments	8	2	19	8	2	23
Gas marketing services	75	64	7	92	90	1
All other	9	9	(1)	10	14	(1)
Intercompany eliminations	(4)	(1)	—	(7)	(7)	—
Consolidated	$852	$710	$85	$1,083	$918	$115

Year-to-Date
Gas distribution operations	$2,383	$1,901	$281	$2,782	$2,293	$306
Gas pipeline investments	16	5	50	16	5	52
Gas marketing services	320	239	56	335	240	67
All other	22	18	6	26	35	8
Intercompany eliminations	(13)	(6)	—	(19)	(19)	—
Consolidated	$2,728	$2,157	$393	$3,140	$2,554	$433
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
In the second quarter 2023, net income decreased $32 million, or 34.8%, when compared to the corresponding period in 2022, as described further below:
•Operating revenues decreased $216 million primarily due to lower gas cost recovery and the regulatory disallowance at Nicor Gas, partially offset by rate increases and continued investment in infrastructure replacement. Gas costs recovered through natural gas revenues generally equal the amount expensed in cost of natural gas.
•Operating expenses decreased $183 million primarily due to a $230 million decrease in cost of natural gas as a result of lower gas prices and lower volumes sold compared to 2022, partially offset by higher depreciation resulting from additional assets placed in service, $30 million related to the regulatory disallowance at Nicor Gas, and an $11 million increase related to energy service contracts. The decrease in operating expenses also includes costs passed through directly to customers, primarily related to bad debt expenses and revenue taxes.
•Interest expense, net of amounts capitalized increased $12 million primarily due to higher interest rates and higher average outstanding debt.
•Income taxes decreased $12 million primarily as a result of the tax benefit resulting from the regulatory disallowance at Nicor Gas.
For year-to-date 2023, net income decreased $25 million, or 8.2%, when compared to the corresponding period in 2022, as described further below:
•Operating revenues decreased $399 million primarily due to lower gas cost recovery, partially offset by rate increases and continued investment in infrastructure replacement. Gas costs recovered through natural gas revenues generally equal the amount expensed in cost of natural gas.
•Operating expenses decreased $392 million primarily due to a $447 million decrease in cost of natural gas as a result of lower gas prices and lower volumes sold compared to 2022, partially offset by higher depreciation resulting from additional assets placed in service, higher compensation and benefits, $30 million related to the regulatory disallowance at Nicor Gas, and a $16 million increase related to energy service contracts. The decrease in operating expenses also includes costs passed through directly to customers, primarily related to bad debt expenses and revenue taxes.
•Interest expense, net of amounts capitalized increased $26 million primarily due to higher interest rates and higher average outstanding debt.
•Income taxes decreased $9 million primarily as a result of the tax benefit resulting from the regulatory disallowance at Nicor Gas.
See Note (B) to the Condensed Financial Statements under "Southern Company Gas – Infrastructure Replacement Programs and Capital Projects" herein for additional information.
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
In the second quarter 2023, net income increased $6 million, when compared to the corresponding period in 2022 primarily due to a $27 million decrease in cost of gas, partially offset by a $17 million decrease in operating revenue primarily due to the timing of unrealized hedge losses and a $3 million increase in income taxes.
For year-to-date 2023, net income decreased $11 million, or 16.4%, when compared to the corresponding period in 2022 primarily due to a $15 million decrease in operating revenue primarily due to the timing of unrealized hedge losses, partially offset by lower gas prices and lower volumes sold.
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
For year-to-date 2023, net income decreased $2 million when compared to the corresponding period in 2022. The decrease was primarily related to an increase in income taxes, largely offset by a decrease in operating expenses primarily related to lower depreciation in 2023.
FUTURE EARNINGS POTENTIAL
Each Registrant's results of operations are not necessarily indicative of its future earnings potential. The level of the Registrants' future earnings depends on numerous factors that affect the opportunities, challenges, and risks of the Registrants' primary businesses of selling electricity and/or distributing natural gas, as described further herein.
For the traditional electric operating companies, these factors include the ability to maintain constructive regulatory environments that allow for the timely recovery of prudently-incurred costs during a time of increasing costs, including those related to projected long-term demand growth, stringent environmental standards, including CCR rules, safety, system reliability and resiliency, fuel, restoration following major storms, and capital expenditures, including constructing new electric generating plants and expanding and improving the transmission and distribution systems; continued customer growth; and the trends of higher inflation and reduced electricity usage per customer, especially in residential and commercial markets. For Georgia Power, other major factors are completing construction and start-up of Plant Vogtle Unit 4, meeting the related cost and schedule projections, and completing the related cost recovery proceedings for Plant Vogtle Units 3 and 4.
Earnings in the electricity business will also depend upon maintaining and growing sales, considering, among other things, the adoption and/or penetration rates of increasingly energy-efficient technologies and increasing volumes of electronic commerce transactions, which could contribute to a net reduction in customer usage.
Global and U.S. economic conditions continue to be significantly affected by a series of demand and supply shocks that caused a global and national economic recession in 2020 and have been further impacted by the invasion of Ukraine and significant declines in labor force participation rates. The confluence of these disruptions has resulted in the highest levels of inflation globally in 40 years and driven a significant policy response by central banks across the global economy. The U.S. Federal Reserve has increased policy interest rates faster than any rate increase cycle in the last 40 years and to levels high enough to slow economic activity and reduce inflation, although target inflation levels have not yet been achieved. These actions and impacts, including increased costs for goods and services and borrowing costs, have led to a slowing of some economic activity and an increased risk of recession. Recent challenges facing small and midsize banks may tighten lending standards, cause uncertainty in the banking sector, and further reduce economic growth. Additionally, inflation remains elevated in part due to continued supply chain and labor market constraints. Electricity sales across all classes have recovered to pre-COVID-19 pandemic levels and customer growth at both the traditional electric operating companies and natural gas distribution utilities has remained strong. However, weakening economic activity increases the risk of slowing to declining energy sales.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Additionally, the current economic environment has increased the uncertainty of future energy demand and operating costs. See RESULTS OF OPERATIONS herein for information on energy sales in the Southern Company system's service territory during the first half of 2023.
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
Environmental Laws and Regulations
Air Quality
On February 13, 2023, the EPA published a final rule disapproving 19 state implementation plans (SIPs), including the States of Alabama and Mississippi, under the interstate transport (good neighbor) provisions of the Clean Air Act for the 2015 Ozone National Ambient Air Quality Standards (NAAQS). On March 14, 2023 and March 15, 2023, the State of Mississippi and Mississippi Power, respectively, challenged the EPA's disapproval of the Mississippi SIP in the U.S. Court of Appeals for the Fifth Circuit. On May 11, 2023, the State of Mississippi and Mississippi Power filed a joint motion for stay of the EPA's disapproval of the Mississippi SIP, which was granted on June 8, 2023. On April 13, 2023 and April 14, 2023, the State of Alabama and Alabama Power, respectively, challenged the EPA's disapproval of the Alabama SIP in the U.S. Court of Appeals for the Eleventh Circuit. On June 13, 2023, the State of Alabama, Alabama Power, and PowerSouth Energy Cooperative filed a joint motion for stay of the EPA's disapproval of the Alabama SIP.
On June 5, 2023, the EPA published the 2015 Ozone NAAQS Good Neighbor federal implementation plan (FIP), which will become effective August 4, 2023. On June 16, 2023 and June 27, 2023, the State of Mississippi and Mississippi Power, respectively, challenged the FIP in the U.S. Court of Appeals for the Fifth Circuit. On June 30, 2023, the State of Mississippi and Mississippi Power filed in the U.S. Court of Appeals for the Fifth Circuit a joint motion for stay of the FIP as to the State of Mississippi, which was denied on July 20, 2023.
On July 31, 2023, the EPA published an interim final rule that stays the implementation of the FIP for states with judicially stayed SIP disapprovals, including Mississippi. The interim final rule revises the existing regulations to maintain currently applicable trading programs for those states.
The ultimate impact of the rule and associated legal matters cannot be determined at this time; however, implementation of the FIP will likely result in increased compliance costs for the traditional electric operating companies.
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
Coal Combustion Residuals
On May 18, 2023, the EPA published a proposal to establish two new categories of federally regulated CCR, legacy surface impoundments and CCR management units (CCRMUs). The EPA is proposing to define a legacy surface impoundment as a CCR surface impoundment that no longer receives CCR but contained both CCR and liquids on

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
or after October 19, 2015 and that is located at an inactive electric generating facility. The EPA is proposing that owners and operators of legacy surface impoundments comply with all of the existing CCR Rule requirements with the exception of location restrictions and liner demonstrations. The proposal establishes accelerated compliance deadlines for legacy surface impoundments to meet regulatory requirements, including a requirement to initiate closure within 12 months after the effective date of the final rule. The EPA is also proposing to define CCRMUs as any area of land on which any non-containerized accumulation of CCR is received, placed, or otherwise managed at any time, that is not a CCR unit, including inactive CCR landfills and CCR units that closed prior to October 17, 2015. The EPA's proposal would require evaluations to be completed at both active facilities and inactive facilities with one or more legacy surface impoundment. CCRMUs must comply with the CCR Rule's provisions for groundwater monitoring, corrective action, closure, and post-closure activities. A final rule is anticipated in 2024. The ultimate impact of this proposal cannot be determined at this time; however, it may result in significant compliance costs.
Greenhouse Gases
On May 23, 2023, the EPA published the proposed GHG standards and state plan guidelines for fossil fuel-fired power plants. The proposal includes GHG limits for both new and existing units based on technologies such as carbon capture and sequestration, low-GHG hydrogen co-firing, and natural gas co-firing. The proposed standards for new combustion turbines include subcategories for different operational uses including peaking, intermediate, and base load. Compliance with new source standards, once finalized, begins when the unit comes online. The EPA proposes a phased approach for intermediate and base load units that increases in stringency over time. The proposed state plan guidelines for existing units include subcategories based on unit type, retirement date, size, and capacity factor. The EPA is proposing a 24-month state plan submission deadline for the existing unit implementation and proposes to potentially allow some limited form of trading and averaging for the state plans. Existing source compliance is proposed to begin as early as January 1, 2030, depending on the unit type and subcategory. The EPA also proposes to simultaneously repeal the Affordable Clean Energy rule. A final rule is anticipated in 2024. The ultimate impact of this proposal cannot be determined at this time; however, it may result in significant compliance costs.
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
Alabama Power
On July 14, 2023, Alabama Power issued a request for proposals of between 100 MWs and 1,200 MWs of capacity beginning no later than December 1, 2028, with consideration for commencement as early as 2025. Any purchases will depend upon the cost competitiveness of the respective offers, as well as other options available to Alabama Power, and would ultimately require approval by the Alabama PSC. The ultimate outcome of this matter cannot be determined at this time.
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
For the traditional electric operating companies, major generation construction projects are subject to state PSC approval in order to be included in retail rates. The largest construction project currently underway in the Southern Company system is Plant Vogtle Unit 4. See Note (B) to the Condensed Financial Statements under "Georgia Power

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
– Nuclear Construction" herein for additional information. Also see Note 2 to the financial statements in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements herein under "Alabama Power – Certificates of Convenience and Necessity" for information regarding Alabama Power's construction of Plant Barry Unit 8.
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
At June 30, 2023, Southern Power's average investment coverage ratio for its generating assets, including those owned with various partners, based on the ratio of investment under contract to total investment using the respective facilities' net book value (or expected in-service value for facilities under construction) as the investment amount was 97% through 2027 and 90% through 2032, with an average remaining contract duration of approximately 12 years.
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
Traditional Electric Operating Companies
See BUSINESS – "The Southern Company System – Traditional Electric Operating Companies" in Item 1 of the Form 10-K for information regarding the Southeast Energy Exchange Market (SEEM). On July 14, 2023, the U.S. Court of Appeals for the District of Columbia Circuit vacated the FERC's orders related to SEEM and remanded the proceeding to the FERC. The ultimate outcome of this matter cannot be determined at this time.
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

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
FINANCIAL CONDITION AND LIQUIDITY
Overview
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Overview" in Item 7 of the Form 10-K for additional information. The financial condition of each Registrant remained stable at June 30, 2023. The Registrants intend to continue to monitor their access to short-term and long-term capital markets as well as their bank credit arrangements to meet future capital and liquidity needs. See "Cash Requirements," "Sources of Capital," and "Financing Activities" herein for additional information.
At the end of the second quarter 2023, the market price of Southern Company's common stock was $70.25 per share (based on the closing price as reported on the NYSE) and the book value was $28.12 per share, representing a market-to-book ratio of 250%, compared to $71.41, $27.93, and 256%, respectively, at the end of 2022. Southern Company's common stock dividend for the second quarter 2023 was $0.70 per share compared to $0.68 per share in the second quarter 2022.
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
The construction program of Georgia Power includes Plant Vogtle Unit 4, which includes components based on new technology that only within the last few years began initial operation in the global nuclear industry at this scale and which may be subject to additional revised cost estimates during construction. See Note 2 to the financial statements in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements herein under "Georgia Power – Nuclear Construction" for information regarding Plant Vogtle Units 3 and 4 and additional factors that may impact construction expenditures.
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
The Subsidiary Registrants plan to obtain the funds to meet their future capital needs from sources similar to those they used in the past, which were primarily from operating cash flows, external securities issuances, borrowings from financial institutions, and equity contributions from Southern Company. Operating cash flows provide a substantial portion of the Registrants' cash needs. Georgia Power intends to utilize a mix of senior note issuances, short-term floating rate bank loans, and commercial paper issuances to continue funding operating cash flows related to fuel cost under recovery.
The amount, type, and timing of any financings in 2023, as well as in subsequent years, will be contingent on investment opportunities and the Registrants' capital requirements and will depend upon prevailing market conditions, regulatory approvals (for certain of the Subsidiary Registrants), and other factors. See "Cash Requirements" and "Financing Activities" herein for additional information.
Southern Power utilizes tax equity partnerships as one of its financing sources, where the tax partner takes significantly all of the federal tax benefits. These tax equity partnerships are consolidated in Southern Power's financial statements and are accounted for using HLBV methodology to allocate partnership gains and losses. During the six months ended June 30, 2023, Southern Power obtained tax equity funding for existing tax equity partnerships totaling $21 million. See Note 1 to the financial statements under "General" in Item 8 of the Form 10-K for additional information.
By regulation, Nicor Gas is restricted, to the extent of its retained earnings balance, in the amount it can dividend or loan to affiliates and is not permitted to make money pool loans to affiliates. At June 30, 2023, the amount of subsidiary retained earnings restricted to dividend totaled $1.6 billion. This restriction did not impact Southern Company Gas' ability to meet its cash obligations, nor does management expect such restriction to materially impact Southern Company Gas' ability to meet its currently anticipated cash obligations.
Certain Registrants' current liabilities frequently exceed their current assets because of long-term debt maturities and the periodic use of short-term debt as a funding source, as well as significant seasonal fluctuations in cash needs. The Registrants generally plan to refinance long-term debt as it matures. The following table shows the amount by which current liabilities exceeded current assets at June 30, 2023 for the applicable Registrants:

At June 30, 2023	Southern Company	Georgia Power	Mississippi Power	Southern Company Gas
	(in millions)
Current liabilities in excess of current assets	$2,261	$1,689	$232	$626
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

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Bank Credit Arrangements
At June 30, 2023, the Registrants' unused committed credit arrangements with banks were as follows:

At June 30, 2023	Southern Company parent	Alabama Power	Georgia Power	Mississippi Power	Southern Power(a)	Southern Company Gas(b)	SEGCO	Southern Company
	(in millions)
Unused committed credit	$1,998	$1,250	$1,726	$275	$589	$1,598	$30	$7,466
(a)At June 30, 2023, Southern Power also had two continuing letters of credit facilities for standby letters of credit, of which $25 million was unused. Southern Power's subsidiaries are not parties to its bank credit arrangements or letter of credit facilities.
(b)Includes $798 million and $800 million at Southern Company Gas Capital and Nicor Gas, respectively.
Subject to applicable market conditions, the Registrants, Nicor Gas, and SEGCO expect to renew or replace their bank credit arrangements as needed, prior to expiration. In connection therewith, the Registrants, Nicor Gas, and SEGCO may extend the maturity dates and/or increase or decrease the lending commitments thereunder.
A portion of the unused credit with banks is allocated to provide liquidity support to the revenue bonds of the traditional electric operating companies and the commercial paper programs of the Registrants, Nicor Gas, and SEGCO. The amount of variable rate revenue bonds of the traditional electric operating companies outstanding requiring liquidity support at June 30, 2023 was approximately $1.4 billion (comprised of approximately $492 million at Alabama Power, $819 million at Georgia Power, and $69 million at Mississippi Power). In addition, at June 30, 2023, Alabama Power and Georgia Power had approximately $120 million and $225 million, respectively, of fixed rate revenue bonds outstanding that are required to be remarketed within the next 12 months.
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

	Short-term Debt at June 30, 2023		Short-term Debt During the Period(*)
	Amount Outstanding	Weighted Average Interest Rate	Average Amount Outstanding	Weighted Average Interest Rate	Maximum Amount Outstanding
	(in millions)		(in millions)		(in millions)
Southern Company	$1,647	5.9%	$2,115	5.7%	$2,595
Alabama Power	—	—	84	5.1	195
Georgia Power	1,295	6.0	1,553	5.7	2,110
Mississippi Power	53	5.3	130	5.7	169
Southern Power	100	5.7	117	5.7	197
Southern Company Gas:
Southern Company Gas Capital	$196	5.3%	$104	5.4%	$206
(*)Average and maximum amounts are based upon daily balances during the three-month period ended June 30, 2023.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Analysis of Cash Flows
Net cash flows provided from (used for) operating, investing, and financing activities for the six months ended June 30, 2023 and 2022 are presented in the following table:

Net cash provided from (used for):	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Six Months Ended June 30, 2023
Operating activities	$2,900	$656	$576	$82	$357	$1,530
Investing activities	(4,288)	(1,011)	(2,260)	(193)	(18)	(761)
Financing activities	1,595	(11)	1,364	71	(300)	(608)

Six Months Ended June 30, 2022
Operating activities	$3,579	$510	$926	$112	$552	$1,478
Investing activities	(3,460)	(889)	(1,668)	(133)	(73)	(658)
Financing activities	(213)	227	939	(18)	(403)	(650)
Fluctuations in cash flows from financing activities vary from year to year based on capital needs and the maturity or redemption of securities.
Southern Company
Net cash provided from operating activities decreased $0.7 billion for the six months ended June 30, 2023 as compared to the corresponding period in 2022 primarily due to the timing of vendor payments and fossil fuel stock purchases, partially offset by the timing of customer receivable collections.
The net cash used for investing activities for the six months ended June 30, 2023 was primarily related to the Subsidiary Registrants' construction programs.
The net cash provided from financing activities for the six months ended June 30, 2023 was primarily related to net issuances of long-term debt, partially offset by common stock dividend payments, net repayments of short-term bank loans, and a reduction in commercial paper borrowings.
Alabama Power
Net cash provided from operating activities increased $146 million for the six months ended June 30, 2023 as compared to the corresponding period in 2022 primarily due to an increase in fuel cost recovery and the timing of customer receivable collections, partially offset by the timing of vendor payments and fuel stock purchases.
The net cash used for investing activities for the six months ended June 30, 2023 was primarily related to gross property additions, including approximately $50 million related to the construction of Plant Barry Unit 8. See Note (B) to the Condensed Financial Statements under "Alabama Power" herein for additional information.
The net cash used for financing activities for the six months ended June 30, 2023 was primarily related to common stock dividend payments, largely offset by capital contributions from Southern Company and the issuance of senior notes.
Georgia Power
Net cash provided from operating activities decreased $350 million for the six months ended June 30, 2023 as compared to the corresponding period in 2022 primarily due to the timing of vendor payments and fossil fuel stock purchases, partially offset by the timing of customer receivable collections.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
The net cash used for investing activities for the six months ended June 30, 2023 was primarily related to gross property additions, including a total of approximately $425 million related to the construction of Plant Vogtle Units 3 and 4. See Note (B) to the Condensed Financial Statements under "Georgia Power – Nuclear Construction" herein for additional information on Plant Vogtle Units 3 and 4.
The net cash provided from financing activities for the six months ended June 30, 2023 was primarily related to issuances of senior notes, capital contributions from Southern Company, and reofferings of pollution control revenue bonds which were previously held by Georgia Power, partially offset by common stock dividend payments and a net decrease in short-term borrowings.
Mississippi Power
Net cash provided from operating activities decreased $30 million for the six months ended June 30, 2023 as compared to the corresponding period in 2022 primarily due to the timing of vendor payments, partially offset by the timing of customer receivable collections.
The net cash used for investing activities for the six months ended June 30, 2023 was primarily related to gross property additions.
The net cash provided from financing activities for the six months ended June 30, 2023 was primarily related to the issuance of senior notes and an increase in short-term borrowings, partially offset by common stock dividend payments.
Southern Power
Net cash provided from operating activities decreased $195 million for the six months ended June 30, 2023 as compared to the corresponding period in 2022 primarily due to the timing of vendor payments and a decrease in the utilization of tax credits, partially offset by the timing of customer receivable collections.
The net cash used for investing activities for the six months ended June 30, 2023 was primarily related to ongoing construction activities, partially offset by proceeds from the sale of equity investments.
The net cash used for financing activities for the six months ended June 30, 2023 was primarily related to common stock dividend payments, net repayments of short-term debt, and net distributions to noncontrolling interests.
Southern Company Gas
Net cash provided from operating activities increased $52 million for the six months ended June 30, 2023 as compared to the corresponding period in 2022 primarily due to the timing of customer receivable collections and higher gas cost recovery, partially offset by the timing of vendor payments and a change in natural gas for sale, net of temporary LIFO liquidation due to use of stored natural gas.
The net cash used for investing activities for the six months ended June 30, 2023 was primarily related to construction of transportation and distribution assets recovered through base rate~~s~~ and infrastructure investment recovered through replacement programs at gas distribution operations.
The net cash used for financing activities for the six months ended June 30, 2023 was primarily related to repayment of short-term borrowings and common stock dividend payments, partially offset by capital contributions from Southern Company and proceeds from other long-term debt.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Significant Balance Sheet Changes
Southern Company
Significant balance sheet changes for the six months ended June 30, 2023 included:
•an increase of $4.3 billion in long-term debt (including securities due within one year) related to new issuances;
•an increase of $2.2 billion in total property, plant, and equipment primarily related to the Subsidiary Registrants' construction programs;
•a decrease of $1.0 billion in accounts payable primarily related to the timing of vendor payments;
•a decrease of $1.0 billion in notes payable due to a reduction in commercial paper borrowings and the repayment of short-term bank loans;
•an increase of $0.6 billion in accumulated deferred income taxes primarily related to the expected utilization of ITCs in 2023, as well as an increase in property-related timing differences; and
•a decrease of $0.4 billion in accrued compensation due to the timing of payments.
See "Financing Activities" herein and Notes (B) and (G) to the Condensed Financial Statements herein for additional information.
Alabama Power
Significant balance sheet changes for the six months ended June 30, 2023 included:
•an increase of $355 million in common stockholder's equity primarily due to net income and capital contributions from Southern Company, partially offset by dividends paid to Southern Company;
•a decrease of $366 million in cash and cash equivalents, as discussed further under "Analysis of Cash Flows – Alabama Power" herein;
•an increase of $269 million in total property, plant, and equipment primarily related to the construction of Plant Barry Unit 8 and transmission and distribution facilities;
•a decrease of $269 million in other accounts payable primarily due to the timing of vendor payments; and
•an increase of $214 million in long-term debt (including securities due within one year) primarily due to the issuance of senior notes.
See "Financing Activities – Alabama Power" and Note (B) to the Condensed Financial Statements under "Alabama Power" herein for additional information.
Georgia Power
Significant balance sheet changes for the six months ended June 30, 2023 included:
•an increase of $1.8 billion in long-term debt (including securities due within one year) primarily due to issuances of senior notes;
•an increase of $1.5 billion in total property, plant, and equipment primarily related to the construction of generation, transmission, and distribution facilities, including $514 million for Plant Vogtle Units 3 and 4;
•an increase of $626 million in common stockholder's equity primarily due to capital contributions from Southern Company and net income, partially offset by dividends paid to Southern Company;
•a decrease of $320 million in cash and cash equivalents, as discussed further under "Analysis of Cash Flows – Georgia Power" herein; and
•a decrease of $305 million in notes payable primarily due to repayments of short-term bank debt.
See "Financing Activities – Georgia Power" herein and Note (B) to the Condensed Financial Statements herein under "Georgia Power – Nuclear Construction" for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Mississippi Power
Significant balance sheet changes for the six months ended June 30, 2023 included:
•an increase of $100 million in long-term debt (including securities due within one year) primarily due to issuances of senior notes;
•an increase of $92 million in total property, plant, and equipment primarily related to the construction of transmission and distribution facilities;
•decreases of $62 million in affiliated receivables and $47 million in affiliated accounts payable primarily due to fluctuations in affiliate sales/purchases and the timing of payments;
•a decrease of $61 million in accrued taxes primarily due to the payment of ad valorem taxes;
•an increase of $53 million in notes payable due to commercial paper borrowings; and
•a decrease of $40 million in cash and cash equivalents, as discussed further under "Analysis of Cash Flows – Mississippi Power" herein.
See "Financing Activities – Mississippi Power" herein for additional information.
Southern Power
Significant balance sheet changes for the six months ended June 30, 2023 included:
•increases of $319 million in accumulated deferred income tax liabilities and $223 million in prepaid income taxes primarily related to the expected utilization of ITCs in 2023;
•a decrease of $220 million in total property, plant, and equipment primarily due to continued depreciation of assets; and
•a decrease of $125 million in notes payable primarily due to net repayments of commercial paper.
See "Financing Activities – Southern Power" herein and Note (G) to the Condensed Financial Statements herein for additional information.
Southern Company Gas
Significant balance sheet changes for the six months ended June 30, 2023 included:
•a decrease of $663 million in total accounts receivable primarily related to decreases of $367 million in unbilled revenues and $297 million in customer accounts receivable as a result of seasonality;
•a decrease of $572 million in notes payable due to a reduction in commercial paper borrowings and the repayment of short-term bank loans;
•an increase of $525 million in total property, plant, and equipment primarily related to the construction of transportation and distribution assets and additional infrastructure investment;
•an increase of $341 million in common stockholder's equity related to net income and capital contributions from Southern Company, partially offset by dividends paid to Southern Company;
•a decrease of $278 million in other accounts payable due to seasonality and the timing of vendor payments; and
•a decrease of $204 million in natural gas for sale primarily due to the use of stored natural gas.
See "Financing Activities – Southern Company Gas" herein and Note (B) to the Condensed Financial Statements herein for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Financing Activities
The following table outlines the Registrants' long-term debt financing activities for the first six months of 2023:

	Issuances and Reofferings			Maturities and Redemptions
Company	Senior Notes	Revenue Bonds	Other Long- Term Debt	Senior Notes	Other Long- Term Debt(*)
	(in millions)
Southern Company parent	$3,225	$—	$—	$600	$550
Alabama Power	200	—	17	—	1
Georgia Power	1,750	229	—	100	44
Mississippi Power	100	—	—	—	—
Southern Company Gas	—	—	19	—	—
Other	—	—	—	—	5
Southern Company	$5,275	$229	$36	$700	$600
(*)Includes reductions in finance lease obligations resulting from cash payments under finance leases and, for Georgia Power, principal amortization payments totaling $43 million for FFB borrowings. See Note 8 to the financial statements under "Long-term Debt – DOE Loan Guarantee Borrowings" in Item 8 of the Form 10-K for additional information.
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
Southern Company
During the first six months of 2023, Southern Company issued approximately 1.8 million shares of common stock primarily through employee equity compensation plans and received proceeds of approximately $22 million.
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
In May 2023, Southern Company repaid at maturity $600 million aggregate principal amount of its 2021C Floating Rate Senior Notes.
Also in May 2023, Southern Company issued $750 million aggregate principal amount of Series 2023B 4.85% Senior Notes due June 15, 2028 and $750 million aggregate principal amount of Series 2023C 5.20% Senior Notes due June 15, 2033.
Subsequent to June 30, 2023, Southern Company repaid at maturity $1.25 billion aggregate principal amount of its 2.95% Senior Notes.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Alabama Power
During the first half of 2023, a subsidiary of Alabama Power borrowed $17 million under a $39 million long-term floating rate bank loan entered into in December 2022 with a maturity date of December 12, 2029.
In May 2023, Alabama Power issued $200 million aggregate principal amount of Series 2023A Floating Rate Senior Notes due May 15, 2073.
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
Also in March 2023, Georgia Power borrowed $100 million pursuant to a short-term uncommitted bank credit arrangement bearing interest at a mutually agreed upon rate and payable on demand. In April 2023, Georgia Power borrowed an additional $150 million under the arrangement. In May 2023, Georgia Power repaid the aggregate $250 million outstanding.
Also in March 2023, Georgia Power repaid at maturity a $200 million short-term floating rate bank loan entered into in March 2022.
In April 2023, Georgia Power repaid at maturity $100 million aggregate principal amount of its Series N 5.750% Senior Notes.
Also in April 2023, Georgia Power repaid at maturity a $200 million short-term floating rate bank loan entered into in April 2022.
In May 2023, Georgia Power issued $750 million aggregate principal amount of Series 2023A 4.65% Senior Notes due May 16, 2028 and $1.0 billion aggregate principal amount of Series 2023B 4.95% Senior Notes due May 17, 2033.
Subsequent to June 30, 2023, Georgia Power repaid at maturity $700 million aggregate principal amount of its Series 2020A 2.10% Senior Notes.
Mississippi Power
In March 2023, Mississippi Power borrowed $50 million of short-term debt pursuant to its $125 million revolving credit arrangement, which it repaid in June 2023.
In June 2023, Mississippi Power issued in a private placement $65 million aggregate principal amount of Series 2023A 5.64% Senior Notes due July 15, 2026 and $35 million aggregate principal amount of Series 2023B 5.63% Senior Notes due July 15, 2033.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Southern Power
In January 2023, Southern Power borrowed $100 million pursuant to a short-term uncommitted bank credit arrangement bearing interest at a mutually agreed upon rate and payable on demand. During the second quarter 2023, Southern Power made net repayments of $50 million of the $100 million borrowed.
Southern Company Gas
In February 2023, Nicor Gas repaid its $150 million and $50 million short-term floating rate bank loans entered into in February 2022 and March 2022, respectively.
During the first half of 2023, Southern Company Gas received cash advances totaling $19 million under a long-term financing agreement related to a construction contract.
Subsequent to June 30, 2023, Nicor Gas issued in a private placement $50 million aggregate principal amount of 5.28% Series First Mortgage Bonds due July 31, 2030 and $75 million aggregate principal amount of 5.43% Series First Mortgage Bonds due July 31, 2035. Pursuant to the same agreement, Nicor Gas agreed to issue in a private placement in October 2023 $75 million aggregate principal amount of 5.67% Series First Mortgage Bonds due October 31, 2053 and $75 million aggregate principal amount of 5.77% Series First Mortgage Bonds due October 31, 2063.
Credit Rating Risk
At June 30, 2023, the Registrants did not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade.
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
The maximum potential collateral requirements under these contracts at June 30, 2023 were as follows:

Credit Ratings	Southern Company(*)	Alabama Power	Georgia Power	Mississippi Power	Southern Power(*)	Southern Company Gas
	(in millions)
At BBB and/or Baa2	$33	$1	$—	$—	$32	$—
At BBB- and/or Baa3	432	2	60	—	370	—
At BB+ and/or Ba1 or below	2,113	424	952	328	1,297	30
(*)Southern Power has PPAs that could require collateral, but not accelerated payment, in the event of a downgrade of Southern Power's credit. The PPAs require credit assurances without stating a specific credit rating. The amount of collateral required would depend upon actual losses resulting from a credit downgrade. Southern Power had $106 million of cash collateral posted related to PPA requirements at June 30, 2023.
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
On August 2, 2023, S&P revised its credit rating outlook for Southern Company and its subsidiaries to positive from stable.

    Table of Contents                                Index to Financial Statements
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
During the six months ended June 30, 2023, there were no material changes to Southern Company's, Alabama Power's, Georgia Power's, Mississippi Power's, Southern Power's, or Southern Company Gas' disclosures about market risk. For an in-depth discussion of each Registrant's market risks, see MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Market Price Risk" in Item 7 of the Form 10-K and Note 1 to the financial statements under "Financial Instruments" and Notes 13 and 14 to the financial statements in Item 8 of the Form 10-K, as well as Notes (I) and (J) to the Condensed Financial Statements herein.
Item 4. Controls and Procedures.
(a)Evaluation of disclosure controls and procedures.
As of the end of the period covered by this Quarterly Report on Form 10-Q, Southern Company, Alabama Power, Georgia Power, Mississippi Power, Southern Power, and Southern Company Gas conducted separate evaluations under the supervision and with the participation of each company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon these evaluations, the Chief Executive Officer and the Chief Financial Officer, in each case, concluded that the disclosure controls and procedures are effective.
(b)    Changes in internal control over financial reporting.
There have been no changes in Southern Company's, Alabama Power's, Georgia Power's, Mississippi Power's, Southern Power's, or Southern Company Gas' internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the second quarter 2023 that have materially affected or are reasonably likely to materially affect Southern Company's, Alabama Power's, Georgia Power's, Mississippi Power's, Southern Power's, or Southern Company Gas' internal control over financial reporting.

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
Item 5. Other Information.
The following table reports information regarding the adoption, modification, or termination of "Rule 10b5-1 trading arrangements" or "non-Rule 10b5-1 trading arrangements," as defined in Item 408(a) of Regulation S-K, during the three months ended June 30, 2023 for Southern Company's directors and "officers," as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended. There were no modifications or terminations of such trading arrangements during the three months ended June 30, 2023. Unless otherwise indicated, each trading arrangement listed below is a "Rule 10b5-1 trading arrangement," provides for the sale of shares of Southern Company's common stock, commences no earlier than the 120th day after the "Date of Adoption" listed below, and terminates upon the earlier of the "Expiration Date" listed below or the completion of all sales. The Subsidiary Registrants had no reportable trading arrangements for the three months ended June 30, 2023.

Name	Title	Date of Adoption	Expiration Date	Aggregate Number of Shares Covered
Christopher Cummiskey	Executive Vice President	May 4, 2023	August 29, 2024	22,064(1)
Anthony L. Wilson	Chairman, President, and Chief Executive Officer of Mississippi Power	May 8, 2023	August 30, 2024	1,360(2)
(1)Includes shares underlying equity awards subject to performance conditions and accrual of dividend-equivalent rights. Accordingly, the total number of shares ultimately available for sale could be more or less than the amount shown. The amount shown is based on the target number of shares subject to equity awards and the dividend-equivalent rights accrued as of the date of adoption.
(2)Shares to be donated to a charitable organization.
Item 6. Exhibits.
The exhibits below with an asterisk (*) preceding the exhibit number are filed herewith. The remaining exhibits have previously been filed with the SEC and are incorporated herein by reference. The exhibits marked with a pound sign (#) are management contracts or compensatory plans or arrangements.

(4) Instruments Describing Rights of Security Holders, Including Indentures

Southern Company

(a)1
Twenty-Eighth Supplemental Indenture to Senior Note Indenture dated as of May 18, 2023, providing for the issuance of the Series 2023B 4.85% Senior Notes due June 15, 2028. (Designated in Form 8-K dated May 15, 2023, File No. 1-3526, as Exhibit 4.4(a).)

(a)2
Twenty-Ninth Supplemental Indenture to Senior Note Indenture dated as of May 18, 2023, providing for the issuance of the Series 2023C 5.20% Senior Notes due June 15, 2033. (Designated in Form 8-K dated May 15, 2023, File No. 1-3526, as Exhibit 4.4(b).)

    Table of Contents                                Index to Financial Statements

Alabama Power

(b)
Sixty-Sixth Supplemental Indenture to Senior Note Indenture dated as of May 8, 2023, providing for the issuance of the Series 2023A Floating Rate Senior Notes due May 15, 2073. (Designated in Form 8-K dated May 3, 2023, File No. 1-3164, as Exhibit 4.6.)

Georgia Power

(c)1
Sixty-Sixth Supplemental Indenture to Senior Note Indenture dated as of May 4, 2023, providing for the issuance of the Series 2023A 4.65% Senior Notes due May 16, 2028. (Designated in Form 8-K dated May 1, 2023, File No. 1-6468, as Exhibit 4.2(a).)

(c)2
Sixty-Seventh Supplemental Indenture to Senior Note Indenture dated as of May 4, 2023, providing for the issuance of the Series 2023B 4.95% Senior Notes due May 17, 2033. (Designated in Form 8-K dated May 1, 2023, File No. 1-6468, as Exhibit 4.2(b).)

Mississippi Power

*	(d)1		Senior Note Indenture dated as of June 1, 2023, between Mississippi Power and Regions Bank, as Trustee.

*	(d)2		First Supplemental Indenture to Senior Note Indenture dated as of June 28, 2023, providing for the issuance of the Series 2023A 5.64% Senior Notes due July 15, 2026.

*	(d)3		Second Supplemental Indenture to Senior Note Indenture dated as of June 28, 2023, providing for the issuance of the Series 2023B 5.63% Senior Notes due July 15, 2033.

(24) Power of Attorney and Resolutions

Southern Company

	(a)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2022, File No. 1-3526 as Exhibit 24(a)1.)

*	(a)2		Power of Attorney of Christopher C. Womack

Alabama Power

	(b)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2022, File No. 1-3164 as Exhibit 24(b)1.)

	(b)2	-	Power of Attorney of Moses H. Feagin. (Designated in the Form 10-Q for the quarter ended March 31, 2023, File No. 1-3164 as Exhibit 24(b)2.)

Georgia Power

	(c)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2022, File No. 1-6468 as Exhibit 24(c)1.)

	(c)2	-	Power of Attorney of Kimberly S. Greene. (Designated in the Form 10-Q for the quarter ended March 31, 2023, File No. 1-6468 as Exhibit 24(c)2.)

Mississippi Power

	(d)	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2022, File No. 001-11229 as Exhibit 24(d)1.)

Southern Power

	(e)	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2022, File No. 001-37803 as Exhibit 24(e)1.)

Southern Company Gas

	(f)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2022, File No. 1-14174 as Exhibit 24(f)1.)

    Table of Contents                                Index to Financial Statements

	(f)2	-	Power of Attorney of James Y. Kerr II. (Designated in the Form 10-Q for the quarter ended March 31, 2023, File No. 1-14174 as Exhibit 24(f)2.)

(31) Section 302 Certifications

Southern Company

*	(a)1	-	Certificate of Southern Company's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(a)2	-	Certificate of Southern Company's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Alabama Power

*	(b)1	-	Certificate of Alabama Power's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(b)2	-	Certificate of Alabama Power's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Georgia Power

*	(c)1	-	Certificate of Georgia Power's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(c)2	-	Certificate of Georgia Power's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Mississippi Power

*	(d)1	-	Certificate of Mississippi Power's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(d)2	-	Certificate of Mississippi Power's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Southern Power

*	(e)1	-	Certificate of Southern Power Company's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(e)2	-	Certificate of Southern Power Company's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Southern Company Gas

*	(f)1	-	Certificate of Southern Company Gas' Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(f)2	-	Certificate of Southern Company Gas' Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(32) Section 906 Certifications

Southern Company

*	(a)	-	Certificate of Southern Company's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Alabama Power

*	(b)	-	Certificate of Alabama Power's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Georgia Power

*	(c)	-	Certificate of Georgia Power's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

    Table of Contents                                Index to Financial Statements

Mississippi Power

*	(d)	-	Certificate of Mississippi Power's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Southern Power

*	(e)	-	Certificate of Southern Power Company's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Southern Company Gas

*	(f)	-	Certificate of Southern Company Gas' Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

(101) Interactive Data Files

*	INS	-	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
*	SCH	-	Inline XBRL Taxonomy Extension Schema Document
*	CAL	-	Inline XBRL Taxonomy Calculation Linkbase Document
*	DEF	-	Inline XBRL Definition Linkbase Document
*	LAB	-	Inline XBRL Taxonomy Label Linkbase Document
*	PRE	-	Inline XBRL Taxonomy Presentation Linkbase Document

(104) Cover Page Interactive Data File
*			Formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.

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

THE SOUTHERN COMPANY

By	Christopher C. Womack
President and Chief Executive Officer
(Principal Executive Officer)

By	Daniel S. Tucker
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

By	/s/ Melissa K. Caen
(Melissa K. Caen, Attorney-in-fact)
Date: August 2, 2023

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
Date: August 2, 2023

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
Date: August 2, 2023

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
Date: August 2, 2023

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
Date: August 2, 2023

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
Date: August 2, 2023