Form 10-Q
period 2023-09-30
SOUTHERN CO; GEORGIA POWER CO; SOUTHERN POWER CO; SOUTHERN CO GAS; ALABAMA POWER CO; MISSISSIPPI POWER CO
filed 2023-11-02
CIK 92122, 41091, 1160661, 1004155, 3153, 66904

    Table of Contents                                Index to Financial Statements
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR
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

Registrant	Description of Common Stock	Shares Outstanding at September 30, 2023
The Southern Company	Par Value $5 Per Share	1,090,619,349
Alabama Power Company	Par Value $40 Per Share	30,537,500
Georgia Power Company	Without Par Value	9,261,500
Mississippi Power Company	Without Par Value	1,121,000
Southern Power Company	Par Value $0.01 Per Share	1,000
Southern Company Gas	Par Value $0.01 Per Share	100
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

    Table of Contents                                Index to Financial Statements

    Table of Contents                                Index to Financial Statements

DEFINITIONS

Term	Meaning
2022 ARP	Alternate Rate Plan approved by the Georgia PSC in 2022 for Georgia Power for the years 2023 through 2025
AFUDC	Allowance for funds used during construction
Alabama Power	Alabama Power Company
Amended and Restated Loan Guarantee Agreement	Loan guarantee agreement entered into by Georgia Power with the DOE in 2014, as amended and restated in March 2019, under which the proceeds of borrowings may be used to reimburse Georgia Power for Eligible Project Costs incurred in connection with its construction of Plant Vogtle Units 3 and 4
ARO	Asset retirement obligation
ASU	Accounting Standards Update
Atlanta Gas Light	Atlanta Gas Light Company, a wholly-owned subsidiary of Southern Company Gas
Bechtel	Bechtel Power Corporation, the primary contractor for the remaining construction activities for Plant Vogtle Units 3 and 4
Bechtel Agreement	The 2017 construction completion agreement between the Vogtle Owners and Bechtel
CCR	Coal combustion residuals
CCR Rule	Disposal of Coal Combustion Residuals from Electric Utilities final rule published by the EPA in 2015
Chattanooga Gas	Chattanooga Gas Company, a wholly-owned subsidiary of Southern Company Gas
Clean Air Act	Clean Air Act Amendments of 1990
COD	Commercial operation date
Contractor Settlement Agreement	The December 31, 2015 agreement between Westinghouse and the Vogtle Owners resolving disputes between the Vogtle Owners and the EPC Contractor under the Vogtle 3 and 4 Agreement
Cooperative Energy	Electric generation and transmission cooperative in Mississippi
COVID-19	The novel coronavirus disease declared a pandemic by the World Health Organization and the Centers for Disease Control and Prevention in March 2020
CWIP	Construction work in progress
Dalton	City of Dalton, Georgia, an incorporated municipality in the State of Georgia, acting by and through its Board of Water, Light, and Sinking Fund Commissioners
Dalton Pipeline	A pipeline facility in Georgia in which Southern Company Gas has a 50% undivided ownership interest
DOE	U.S. Department of Energy
ECO Plan	Mississippi Power's environmental compliance overview plan
ELG	Effluent limitations guidelines
Eligible Project Costs	Certain costs of construction relating to Plant Vogtle Units 3 and 4 that are eligible for financing under the loan guarantee program established under Title XVII of the Energy Policy Act of 2005
EPA	U.S. Environmental Protection Agency
EPC Contractor	Westinghouse and its affiliate, WECTEC Global Project Services Inc.; the former engineering, procurement, and construction contractor for Plant Vogtle Units 3 and 4
FASB	Financial Accounting Standards Board
FCC	Federal Communications Commission
FERC	Federal Energy Regulatory Commission
FFB	Federal Financing Bank
First Solar	First Solar Electric, LLC
Fitch	Fitch Ratings, Inc.
Form 10-K	Annual Report on Form 10-K of Southern Company, Alabama Power, Georgia Power, Mississippi Power, Southern Power, and Southern Company Gas for the year ended December 31, 2022, as applicable
GAAP	U.S. generally accepted accounting principles

    Table of Contents                                Index to Financial Statements

DEFINITIONS
(continued)

Term	Meaning
Georgia Power	Georgia Power Company
GHG	Greenhouse gas
GRAM	Atlanta Gas Light's Georgia Rate Adjustment Mechanism
Guarantee Settlement Agreement	The June 9, 2017 settlement agreement between the Vogtle Owners and Toshiba related to certain payment obligations of the EPC Contractor guaranteed by Toshiba
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

    Table of Contents                                Index to Financial Statements
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q contains forward-looking statements. Forward-looking statements include, among other things, statements concerning the potential and expected effects of regulated rates, the strategic goals for the business, customer and sales growth, economic conditions, including inflation, cost recovery and other rate actions, current and proposed environmental regulations and related compliance plans and estimated expenditures, pending or potential litigation matters, access to sources of capital, financing activities, completion dates and costs of construction projects, matters related to the abandonment of the Kemper IGCC, filings with state and federal regulatory authorities, and estimated construction plans and expenditures. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "could," "would," "should," "expects," "plans," "anticipates," "believes," "estimates," "projects," "predicts," "potential," or "continue" or the negative of these terms or other similar terminology. There are various factors that could cause actual results to differ materially from those suggested by the forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized. These factors include:

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
•transmission constraints;
•the ability to control costs and avoid cost and schedule overruns during the development, construction, and operation of facilities or other projects, including Plant Vogtle Unit 4 (which includes components based on new technology that only within the last few years began initial operation in the global nuclear industry at this scale), due to current and/or future challenges which include, but are not limited to, changes in labor costs, availability, and productivity; challenges with the management of contractors or vendors; subcontractor performance; adverse weather conditions; shortages, delays, increased costs, or inconsistent quality of equipment, materials, and labor; contractor or supplier delay; the impacts of inflation; delays due to judicial or regulatory action; nonperformance under construction, operating, or other agreements; operational readiness, including specialized operator training and required site safety programs; engineering or design problems or any remediation related thereto; design and other licensing-based compliance matters; challenges with start-up activities, including major equipment failure, or system integration; and/or operational performance; continued challenges related to the COVID-19 pandemic or future pandemic health events; continued public and policymaker support for projects; environmental and geological conditions; delays or increased costs to interconnect facilities to transmission grids; and increased financing costs as a result of changes in market interest rates or as a result of project delays;
•the ability to overcome or mitigate the current challenges, or challenges yet to be identified, at Plant Vogtle Unit 4, as described in Note (B) to the Condensed Financial Statements under "Georgia Power – Nuclear Construction" in Item 1 herein, that could further impact the cost and schedule for the project;
•legal proceedings and regulatory approvals and actions related to past and ongoing construction projects, such as Plant Vogtle Units 3 and 4, including PSC approvals and FERC and NRC actions;
•under certain specified circumstances, a decision by holders of more than 10% of the ownership interests of Plant Vogtle Unit 4 not to proceed with construction;
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
•the potential effects of COVID-19, including, but not limited to, those described in Item 1A "Risk Factors" of the Form 10-K;
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

    Table of Contents                                Index to Financial Statements
PART I
Item 1. Financial Statements (Unaudited).

    Table of Contents                                Index to Financial Statements

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)		(in millions)
Operating Revenues:
Retail electric revenues	$5,139	$5,961	$12,597	$14,363
Wholesale electric revenues	727	1,197	1,930	2,798
Other electric revenues	203	185	602	554
Natural gas revenues (includes alternative revenue programs of $—, $(1), $11, and $—, respectively)	689	857	3,417	3,998
Other revenues	222	178	662	519
Total operating revenues	6,980	8,378	19,208	22,232
Operating Expenses:
Fuel	1,367	2,423	3,376	5,249
Purchased power	207	645	680	1,285
Cost of natural gas	102	294	1,199	1,840
Cost of other sales	126	92	381	275
Other operations and maintenance	1,424	1,527	4,352	4,568
Depreciation and amortization	1,143	922	3,365	2,728
Taxes other than income taxes	341	352	1,076	1,073
Estimated loss on Plant Vogtle Units 3 and 4	160	(70)	160	(18)
Total operating expenses	4,870	6,185	14,589	17,000
Operating Income	2,110	2,193	4,619	5,232
Other Income and (Expense):
Allowance for equity funds used during construction	66	59	200	163
Earnings from equity method investments	32	28	110	109
Interest expense, net of amounts capitalized	(620)	(511)	(1,812)	(1,461)
Other income (expense), net	141	132	428	414
Total other income and (expense)	(381)	(292)	(1,074)	(775)
Earnings Before Income Taxes	1,729	1,901	3,545	4,457
Income taxes	297	414	492	891
Consolidated Net Income	1,432	1,487	3,053	3,566
Dividends on preferred stock of subsidiaries	—	3	—	10
Net income (loss) attributable to noncontrolling interests	10	12	(68)	(55)
Consolidated Net Income Attributable to Southern Company	$1,422	$1,472	$3,121	$3,611
Common Stock Data:
Earnings per share -
Basic	$1.30	$1.36	$2.86	$3.38
Diluted	$1.29	$1.35	$2.84	$3.36
Average number of shares of common stock outstanding (in millions)
Basic	1,092	1,082	1,092	1,070
Diluted	1,099	1,088	1,098	1,076
The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)		(in millions)
Consolidated Net Income	$1,432	$1,487	$3,053	$3,566
Other comprehensive income:
Qualifying hedges:
Changes in fair value, net of tax of $3, $2, $(11), and $(5), respectively	2	—	(34)	(27)
Reclassification adjustment for amounts included in net income, net of tax of $12, $8, $25, and $32, respectively	36	26	70	100
Pension and other postretirement benefit plans:
Reclassification adjustment for amounts included in net income, net of tax of $—, $1, $—, and $3, respectively	—	2	1	8
Total other comprehensive income	38	28	37	81
Comprehensive Income	1,470	1,515	3,090	3,647
Dividends on preferred stock of subsidiaries	—	3	—	10
Comprehensive income (loss) attributable to noncontrolling interests	10	12	(68)	(55)
Consolidated Comprehensive Income Attributable to Southern Company	$1,460	$1,500	$3,158	$3,692
The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2023	2022
	(in millions)
Operating Activities:
Consolidated net income	$3,053	$3,566
Adjustments to reconcile consolidated net income to net cash provided from operating activities —
Depreciation and amortization, total	3,699	3,084
Deferred income taxes	(52)	608
Utilization of federal investment tax credits	195	266
Allowance for equity funds used during construction	(200)	(163)
Pension, postretirement, and other employee benefits	(397)	(322)
Settlement of asset retirement obligations	(444)	(314)
Stock based compensation expense	119	116
Estimated loss on Plant Vogtle Units 3 and 4	160	(18)
Storm damage accruals	41	160
Natural gas cost under recovery – long-term	—	207
Retail fuel cost under recovery – long-term	(157)	(1,701)
Other, net	(67)	(119)
Changes in certain current assets and liabilities —
-Receivables	524	(316)
-Retail fuel cost under recovery	513	(104)
-Fossil fuel for generation	(254)	(76)
-Materials and supplies	(271)	(138)
-Natural gas cost under recovery	108	(124)
-Other current assets	(32)	(310)
-Accounts payable	(1,031)	805
-Accrued taxes	376	167
-Accrued compensation	(197)	(123)
-Customer refunds	(177)	(52)
-Natural gas cost over recovery	165	—
-Other current liabilities	66	(82)
Net cash provided from operating activities	5,740	5,017
Investing Activities:
Property additions	(6,561)	(5,502)
Nuclear decommissioning trust fund purchases	(885)	(858)
Nuclear decommissioning trust fund sales	879	854
Proceeds from dispositions	165	120
Cost of removal, net of salvage	(421)	(518)
Change in construction payables, net	241	15
Other investing activities	(139)	(63)
Net cash used for investing activities	(6,721)	(5,952)
Financing Activities:
Decrease in notes payable, net	(298)	(349)
Proceeds —
Long-term debt	7,812	3,800
Short-term borrowings	250	1,200
Common stock	26	1,803
Redemptions and repurchases —
Long-term debt	(3,567)	(1,932)
Short-term borrowings	(850)	(900)
Capital contributions from noncontrolling interests	21	73
Distributions to noncontrolling interests	(148)	(175)
Payment of common stock dividends	(2,271)	(2,166)
Other financing activities	(141)	(235)
Net cash provided from financing activities	834	1,119
Net Change in Cash, Cash Equivalents, and Restricted Cash	(147)	184
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	2,037	1,829
Cash, Cash Equivalents, and Restricted Cash at End of Period	$1,890	$2,013
Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $97 and $74 capitalized for 2023 and 2022, respectively)	$1,694	$1,425
Income taxes, net	11	160
Noncash transactions —
Accrued property additions at end of period	1,224	872
Right-of-use assets obtained under operating leases	76	27
Right-of-use assets obtained under finance leases	3	114
Reassessment of right-of-use assets under operating leases	—	40
The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Assets	At September 30, 2023	At December 31, 2022
	(in millions)
Current Assets:
Cash and cash equivalents	$1,676	$1,917
Receivables —
Customer accounts	2,230	2,128
Unbilled revenues	547	1,012
Under recovered fuel clause revenues	757	10
Other accounts and notes	553	637
Accumulated provision for uncollectible accounts	(78)	(71)
Materials and supplies	1,913	1,664
Fossil fuel for generation	829	575
Natural gas for sale	406	438
Prepaid expenses	321	347
Assets from risk management activities, net of collateral	36	115
Regulatory assets – asset retirement obligations	358	332
Other regulatory assets	996	968
Other current assets	544	344
Total current assets	11,088	10,416
Property, Plant, and Equipment:
In service	125,573	117,529
Less: Accumulated depreciation	37,199	35,297
Plant in service, net of depreciation	88,374	82,232
Other utility plant, net	522	599
Nuclear fuel, at amortized cost	862	843
Construction work in progress	8,496	10,896
Total property, plant, and equipment	98,254	94,570
Other Property and Investments:
Goodwill	5,161	5,161
Nuclear decommissioning trusts, at fair value	2,207	2,145
Equity investments in unconsolidated subsidiaries	1,376	1,443
Other intangible assets, net of amortization of $367 and $340, respectively	377	406
Miscellaneous property and investments	651	602
Total other property and investments	9,772	9,757
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	1,467	1,531
Deferred charges related to income taxes	889	866
Prepaid pension costs	2,574	2,290
Unamortized loss on reacquired debt	224	238
Deferred under recovered fuel clause revenues	1,279	2,056
Regulatory assets – asset retirement obligations, deferred	5,629	5,764
Other regulatory assets, deferred	5,666	5,918
Other deferred charges and assets	1,479	1,485
Total deferred charges and other assets	19,207	20,148
Total Assets	$138,321	$134,891
The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholders' Equity	At September 30, 2023	At December 31, 2022
	(in millions)
Current Liabilities:
Securities due within one year	$3,076	$4,285
Notes payable	1,726	2,609
Accounts payable	2,942	3,525
Customer deposits	511	502
Accrued taxes —
Accrued income taxes	177	60
Other accrued taxes	862	764
Accrued interest	573	614
Accrued compensation	936	1,127
Asset retirement obligations	727	694
Liabilities from risk management activities, net of collateral	232	178
Operating lease obligations	181	197
Natural gas cost over recovery	165	—
Other regulatory liabilities	163	382
Other current liabilities	943	787
Total current liabilities	13,214	15,724
Long-term Debt	56,003	50,656
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	10,774	10,036
Deferred credits related to income taxes	4,813	5,235
Accumulated deferred ITCs	2,071	2,133
Employee benefit obligations	1,184	1,238
Operating lease obligations, deferred	1,320	1,388
Asset retirement obligations, deferred	9,872	10,146
Other cost of removal obligations	1,940	1,903
Other regulatory liabilities, deferred	660	733
Other deferred credits and liabilities	1,166	1,167
Total deferred credits and other liabilities	33,800	33,979
Total Liabilities	103,017	100,359
Total Stockholders' Equity (See accompanying statements)	35,304	34,532
Total Liabilities and Stockholders' Equity	$138,321	$134,891
The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

	Southern Company Common Stockholders' Equity
	Number of Common Shares		Common Stock				Accumulated Other Comprehensive Income (Loss)
	Issued	Treasury	Par Value	Paid-In Capital	Treasury	Retained Earnings		Noncontrolling Interests	Total
	(in millions)
Balance at December 31, 2021	1,061	(1)	$5,279	$11,950	$(47)	$10,929	$(237)	$4,402	$32,276
Consolidated net income (loss)	—	—	—	—	—	1,032	—	(45)	987
Other comprehensive income	—	—	—	—	—	—	42	—	42
Stock issued	3	—	7	31	—	—	—	—	38
Stock-based compensation	—	—	—	6	—	—	—	—	6
Cash dividends of $0.66 per share	—	—	—	—	—	(702)	—	—	(702)
Capital contributions from noncontrolling interests	—	—	—	—	—	—	—	73	73
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(98)	(98)
Other	—	—	—	7	(2)	2	—	—	7
Balance at March 31, 2022	1,064	(1)	5,286	11,994	(49)	11,261	(195)	4,332	32,629
Consolidated net income (loss)	—	—	—	—	—	1,107	—	(22)	1,085
Other comprehensive income	—	—	—	—	—	—	11	—	11
Stock issued	—	—	2	21	—	—	—	—	23
Stock-based compensation	—	—	—	14	—	—	—	—	14
Cash dividends of $0.68 per share	—	—	—	—	—	(723)	—	—	(723)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(28)	(28)
Other	—	—	—	4	(2)	—	—	—	2
Balance at June 30, 2022	1,064	(1)	5,288	12,033	(51)	11,645	(184)	4,282	33,013
Consolidated net income	—	—	—	—	—	1,472	—	12	1,484
Other comprehensive income	—	—	—	—	—	—	28	—	28
Stock issued	26	—	129	1,613	—	—	—	—	1,742
Stock-based compensation	—	—	—	15	—	—	—	—	15
Cash dividends of $0.68 per share	—	—	—	—	—	(741)	—	—	(741)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(57)	(57)
Other	—	—	—	(4)	(1)	(2)	(1)	—	(8)
Balance at September 30, 2022	1,090	(1)	$5,417	$13,657	$(52)	$12,374	$(157)	$4,237	$35,476

    Table of Contents                                Index to Financial Statements

	Southern Company Common Stockholders' Equity
	Number of Common Shares		Common Stock				Accumulated Other Comprehensive Income (Loss)
	Issued	Treasury	Par Value	Paid-In Capital	Treasury	Retained Earnings		Noncontrolling Interests	Total
	(in millions)
Balance at December 31, 2022	1,090	(1)	$5,417	$13,673	$(53)	$11,538	$(167)	$4,124	$34,532
Consolidated net income (loss)	—	—	—	—	—	862	—	(63)	799
Other comprehensive income (loss)	—	—	—	—	—	—	(44)	—	(44)
Stock issued	2	—	4	11	—	—	—	—	15
Stock-based compensation	—	—	—	29	—	—	—	—	29
Cash dividends of $0.68 per share	—	—	—	—	—	(742)	—	—	(742)
Capital contributions from noncontrolling interests	—	—	—	—	—	—	—	21	21
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(48)	(48)
Other	—	—	—	2	(2)	—	—	—	—
Balance at March 31, 2023	1,092	(1)	5,421	13,715	(55)	11,658	(211)	4,034	34,562
Consolidated net income (loss)	—	—	—	—	—	838	—	(15)	823
Other comprehensive income	—	—	—	—	—	—	43	—	43
Stock issued	—	—	1	6	—	—	—	—	7
Stock-based compensation	—	—	—	19	—	—	—	—	19
Cash dividends of $0.70 per share	—	—	—	—	—	(764)	—	—	(764)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(42)	(42)
Other	—	—	—	2	(1)	—	—	(1)	—
Balance at June 30, 2023	1,092	(1)	5,422	13,742	(56)	11,732	(168)	3,976	34,648
Consolidated net income	—	—	—	—	—	1,422	—	10	1,432
Other comprehensive income	—	—	—	—	—	—	38	—	38
Stock issued	—	—	—	4	—	—	—	—	4
Stock-based compensation	—	—	—	7	—	—	—	—	7
Cash dividends of $0.70 per share	—	—	—	—	—	(765)	—	—	(765)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(59)	(59)
Other	—	—	—	(2)	(1)	2	—	—	(1)
Balance at September 30, 2023	1,092	(1)	$5,422	$13,751	$(57)	$12,391	$(130)	$3,927	$35,304

The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements

ALABAMA POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)		(in millions)
Operating Revenues:
Retail revenues	$1,860	$2,008	$4,708	$5,015
Wholesale revenues, non-affiliates	106	250	358	522
Wholesale revenues, affiliates	14	70	43	170
Other revenues	103	116	311	316
Total operating revenues	2,083	2,444	5,420	6,023
Operating Expenses:
Fuel	402	666	1,013	1,399
Purchased power, non-affiliates	42	185	197	347
Purchased power, affiliates	80	113	193	260
Other operations and maintenance	411	418	1,275	1,270
Depreciation and amortization	351	220	1,045	652
Taxes other than income taxes	110	106	333	309
Total operating expenses	1,396	1,708	4,056	4,237
Operating Income	687	736	1,364	1,786
Other Income and (Expense):
Allowance for equity funds used during construction	23	18	65	51
Interest expense, net of amounts capitalized	(104)	(98)	(311)	(278)
Other income (expense), net	38	38	117	101
Total other income and (expense)	(43)	(42)	(129)	(126)
Earnings Before Income Taxes	644	694	1,235	1,660
Income taxes	79	166	103	394
Net Income	565	528	1,132	1,266
Dividends on Preferred Stock	—	3	—	10
Net Income After Dividends on Preferred Stock	$565	$525	$1,132	$1,256

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)		(in millions)
Net Income	$565	$528	$1,132	$1,266
Other comprehensive income:
Qualifying hedges:
Changes in fair value, net of tax of $—, $—, $—, and $—, respectively	—	1	1	(1)
Reclassification adjustment for amounts included in net income, net of tax of $—, $—, $—, and $1, respectively	1	1	1	3
Total other comprehensive income	1	2	2	2
Comprehensive Income	$566	$530	$1,134	$1,268
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
ALABAMA POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2023	2022
	(in millions)
Operating Activities:
Net income	$1,132	$1,266
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	1,158	817
Deferred income taxes	(210)	210
Pension, postretirement, and other employee benefits	(148)	(85)
Settlement of asset retirement obligations	(188)	(139)
Retail fuel cost under recovery – long-term	—	(413)
Other, net	(21)	(98)
Changes in certain current assets and liabilities —
-Receivables	(108)	(296)
-Fossil fuel stock	(113)	(40)
-Retail fuel cost under recovery	334	(93)
-Other current assets	(124)	(75)
-Accounts payable	(358)	(22)
-Accrued taxes	271	110
-Other current liabilities	(103)	(70)
Net cash provided from operating activities	1,522	1,072
Investing Activities:
Property additions	(1,377)	(1,483)
Nuclear decommissioning trust fund purchases	(226)	(273)
Nuclear decommissioning trust fund sales	226	273
Cost of removal, net of salvage	(128)	(163)
Change in construction payables	(68)	36
Other investing activities	27	(31)
Net cash used for investing activities	(1,546)	(1,641)
Financing Activities:
Proceeds —
Senior notes	200	1,700
Revenue bonds	326	—
Other long-term debt	28	—
Redemptions — Senior notes	—	(550)
Capital contributions from parent company	380	660
Payment of common stock dividends	(856)	(762)
Other financing activities	(12)	(81)
Net cash provided from financing activities	66	967
Net Change in Cash, Cash Equivalents, and Restricted Cash	42	398
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	687	1,060
Cash, Cash Equivalents, and Restricted Cash at End of Period	$729	$1,458
Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $21 and $14 capitalized for 2023 and 2022, respectively)	$329	$278
Income taxes, net	152	178
Noncash transactions —
Accrued property additions at end of period	114	186
Right-of-use assets obtained under operating leases	28	7
Right-of-use assets obtained under finance leases	3	2
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
ALABAMA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Assets	At September 30, 2023	At December 31, 2022
	(in millions)
Current Assets:
Cash and cash equivalents	$621	$687
Receivables —
Customer accounts	624	431
Unbilled revenues	162	174
Affiliated	113	101
Other accounts and notes	114	153
Accumulated provision for uncollectible accounts	(16)	(14)
Fossil fuel stock	342	229
Materials and supplies	624	557
Prepaid expenses	72	65
Other regulatory assets	549	474
Other current assets	171	67
Total current assets	3,376	2,924
Property, Plant, and Equipment:
In service	34,313	33,472
Less: Accumulated provision for depreciation	11,042	10,470
Plant in service, net of depreciation	23,271	23,002
Other utility plant, net	522	599
Nuclear fuel, at amortized cost	240	239
Construction work in progress	1,759	1,526
Total property, plant, and equipment	25,792	25,366
Other Property and Investments:
Nuclear decommissioning trusts, at fair value	1,165	1,127
Equity investments in unconsolidated subsidiaries	53	57
Miscellaneous property and investments	156	124
Total other property and investments	1,374	1,308
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	88	71
Deferred charges related to income taxes	263	250
Prepaid pension and other postretirement benefit costs	735	657
Regulatory assets – asset retirement obligations	1,881	1,845
Other regulatory assets, deferred	1,706	2,107
Other deferred charges and assets	455	442
Total deferred charges and other assets	5,128	5,372
Total Assets	$35,670	$34,970
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
ALABAMA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholder's Equity	At September 30, 2023	At December 31, 2022
	(in millions)
Current Liabilities:
Securities due within one year	$522	$301
Accounts payable —
Affiliated	305	443
Other	377	641
Customer deposits	105	106
Accrued taxes	305	57
Accrued interest	84	120
Accrued compensation	193	229
Asset retirement obligations	342	330
Other regulatory liabilities	28	96
Other current liabilities	158	91
Total current liabilities	2,419	2,414
Long-term Debt	10,661	10,329
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	4,082	3,981
Deferred credits related to income taxes	1,626	1,925
Accumulated deferred ITCs	76	81
Employee benefit obligations	146	145
Operating lease obligations	81	67
Asset retirement obligations, deferred	3,859	3,957
Other regulatory liabilities, deferred	284	315
Other deferred credits and liabilities	85	69
Total deferred credits and other liabilities	10,239	10,540
Total Liabilities	23,319	23,283
Common Stockholder's Equity (See accompanying statements)	12,351	11,687
Total Liabilities and Stockholder's Equity	$35,670	$34,970
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
ALABAMA POWER COMPANY
CONDENSED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY (UNAUDITED)

	Number of Common Shares Issued	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balance at December 31, 2021	31	$1,222	$6,056	$3,448	$(13)	$10,713
Net income after dividends on preferred stock	—	—	—	347	—	347
Capital contributions from parent company	—	—	626	—	—	626
Cash dividends on common stock	—	—	—	(254)	—	(254)
Balance at March 31, 2022	31	1,222	6,682	3,541	(13)	11,432
Net income after dividends on preferred stock	—	—	—	383	—	383
Capital contributions from parent company	—	—	32	—	—	32
Other comprehensive income	—	—	—	—	1	1
Cash dividends on common stock	—	—	—	(254)	—	(254)
Balance at June 30, 2022	31	1,222	6,714	3,670	(12)	11,594
Net income after dividends on preferred stock	—	—	—	525	—	525
Capital contributions from parent company	—	—	7	—	—	7
Other comprehensive income	—	—	—	—	2	2
Cash dividends on common stock	—	—	—	(254)	—	(254)
Balance at September 30, 2022	31	$1,222	$6,721	$3,941	$(10)	$11,874

Balance at December 31, 2022	31	$1,222	$6,710	$3,764	$(9)	$11,687
Net income after dividends on preferred stock	—	—	—	255	—	255
Capital contributions from parent company	—	—	330	—	—	330
Cash dividends on common stock	—	—	—	(285)	—	(285)
Balance at March 31, 2023	31	1,222	7,040	3,734	(9)	11,987
Net income after dividends on preferred stock	—	—	—	312	—	312
Capital contributions from parent company	—	—	29	—	—	29
Cash dividends on common stock	—	—	—	(286)	—	(286)
Balance at June 30, 2023	31	1,222	7,069	3,760	(9)	12,042
Net income after dividends on preferred stock	—	—	—	565	—	565
Capital contributions from parent company	—	—	28	—	—	28
Other comprehensive income	—	—	—	—	1	1
Cash dividends on common stock	—	—	—	(285)	—	(285)
Balance at September 30, 2023	31	$1,222	$7,097	$4,040	$(8)	$12,351
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements

GEORGIA POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)		(in millions)
Operating Revenues:
Retail revenues	$2,996	$3,703	$7,142	$8,629
Wholesale revenues	69	56	147	186
Other revenues	172	130	516	403
Total operating revenues	3,237	3,889	7,805	9,218
Operating Expenses:
Fuel	576	841	1,392	1,887
Purchased power, non-affiliates	131	304	397	700
Purchased power, affiliates	221	571	579	1,100
Other operations and maintenance	512	595	1,505	1,686
Depreciation and amortization	429	359	1,248	1,066
Taxes other than income taxes	144	155	406	420
Estimated loss on Plant Vogtle Units 3 and 4	160	(70)	160	(18)
Total operating expenses	2,173	2,755	5,687	6,841
Operating Income	1,064	1,134	2,118	2,377
Other Income and (Expense):
Allowance for equity funds used during construction	37	37	121	102
Interest expense, net of amounts capitalized	(166)	(123)	(472)	(347)
Other income (expense), net	45	36	125	140
Total other income and (expense)	(84)	(50)	(226)	(105)
Earnings Before Income Taxes	980	1,084	1,892	2,272
Income taxes	200	226	345	421
Net Income	$780	$858	$1,547	$1,851
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)		(in millions)
Net Income	$780	$858	$1,547	$1,851
Other comprehensive income:
Qualifying hedges:
Changes in fair value, net of tax of $—, $—, $(1), and $8, respectively	—	—	(1)	23
Reclassification adjustment for amounts included in net income, net of tax of $—, $—, $1, and $1, respectively	1	1	3	4
Total other comprehensive income	1	1	2	27
Comprehensive Income	$781	$859	$1,549	$1,878
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
GEORGIA POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2023	2022
	(in millions)
Operating Activities:
Net income	$1,547	$1,851
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	1,411	1,211
Deferred income taxes	102	266
Allowance for equity funds used during construction	(121)	(102)
Pension, postretirement, and other employee benefits	(207)	(178)
Settlement of asset retirement obligations	(228)	(149)
Storm damage accruals	24	160
Retail fuel cost under recovery – long-term	(157)	(1,287)
Estimated loss on Plant Vogtle Units 3 and 4	160	(18)
Other, net	(12)	(22)
Changes in certain current assets and liabilities —
-Receivables	(311)	(321)
-Retail fuel cost under recovery	204	—
-Fossil fuel stock	(138)	(23)
-Materials and supplies	(135)	(67)
-Contract assets	(57)	(51)
-Other current assets	16	(72)
-Accounts payable	(142)	211
-Accrued taxes	118	151
-Customer refunds	(121)	1
-Other current liabilities	16	(79)
Net cash provided from operating activities	1,969	1,482
Investing Activities:
Property additions	(3,501)	(2,556)
Nuclear decommissioning trust fund purchases	(659)	(585)
Nuclear decommissioning trust fund sales	654	581
Cost of removal, net of salvage	(191)	(250)
Change in construction payables, net of joint owner portion	338	148
Proceeds from dispositions	59	56
Other investing activities	(76)	(47)
Net cash used for investing activities	(3,376)	(2,653)
Financing Activities:
Increase in notes payable, net	50	415
Proceeds —
Senior notes	1,750	1,500
Short-term borrowings	250	650
Revenue bonds	229	—
Redemptions and repurchases —
Senior notes	(800)	(400)
Short-term borrowings	(650)	(250)
FFB loan	(64)	(66)
Revenue bonds	—	(53)
Other long-term debt	—	(125)
Capital contributions from parent company	1,837	813
Payment of common stock dividends	(1,392)	(1,268)
Other financing activities	(27)	(45)
Net cash provided from financing activities	1,183	1,171
Net Change in Cash, Cash Equivalents, and Restricted Cash	(224)	—
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	480	33
Cash, Cash Equivalents, and Restricted Cash at End of Period	$256	$33
Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $63 and $52 capitalized for 2023 and 2022, respectively)	$439	$332
Income taxes, net	74	151
Noncash transactions —
Accrued property additions at end of period	942	609
Right-of-use assets obtained under operating leases	17	7
Right-of-use assets obtained under finance leases	18	112
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
GEORGIA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Assets	At September 30, 2023	At December 31, 2022
	(in millions)
Current Assets:
Cash and cash equivalents	$173	$364
Receivables —
Customer accounts, net	1,056	735
Unbilled revenues	250	309
Under recovered fuel clause revenues	730	—
Joint owner accounts	157	128
Affiliated	75	53
Other accounts and notes	70	62
Fossil fuel stock	429	291
Materials and supplies	856	729
Regulatory assets – asset retirement obligations	183	158
Other regulatory assets	379	324
Other current assets	266	246
Total current assets	4,624	3,399
Property, Plant, and Equipment:
In service	48,083	41,879
Less: Accumulated provision for depreciation	13,771	13,115
Plant in service, net of depreciation	34,312	28,764
Nuclear fuel, at amortized cost	622	604
Construction work in progress	5,055	8,103
Total property, plant, and equipment	39,989	37,471
Other Property and Investments:
Nuclear decommissioning trusts, at fair value	1,042	1,018
Equity investments in unconsolidated subsidiaries	47	51
Miscellaneous property and investments	131	107
Total other property and investments	1,220	1,176
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	914	1,007
Deferred charges related to income taxes	595	583
Prepaid pension costs	839	738
Deferred under recovered fuel clause revenues	1,279	2,056
Regulatory assets – asset retirement obligations, deferred	3,508	3,671
Other regulatory assets, deferred	2,685	2,522
Other deferred charges and assets	496	540
Total deferred charges and other assets	10,316	11,117
Total Assets	$56,149	$53,163
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
GEORGIA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholder's Equity	At September 30, 2023	At December 31, 2022
	(in millions)
Current Liabilities:
Securities due within one year	$503	$901
Notes payable	1,250	1,600
Accounts payable —
Affiliated	770	928
Other	1,632	1,076
Customer deposits	251	252
Accrued taxes	620	508
Accrued interest	178	157
Accrued compensation	205	254
Operating lease obligations	134	151
Asset retirement obligations	328	295
Other regulatory liabilities	22	170
Other current liabilities	421	286
Total current liabilities	6,314	6,578
Long-term Debt	15,522	14,009
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	3,914	3,707
Deferred credits related to income taxes	2,171	2,244
Accumulated deferred ITCs	311	319
Employee benefit obligations	291	318
Operating lease obligations, deferred	744	851
Asset retirement obligations, deferred	5,567	5,739
Other deferred credits and liabilities	458	540
Total deferred credits and other liabilities	13,456	13,718
Total Liabilities	35,292	34,305
Common Stockholder's Equity (See accompanying statements)	20,857	18,858
Total Liabilities and Stockholder's Equity	$56,149	$53,163
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
GEORGIA POWER COMPANY
CONDENSED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY (UNAUDITED)

	Number of Common Shares Issued	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balance at December 31, 2021	9	$398	$14,153	$2,724	$(41)	$17,234
Net income	—	—	—	385	—	385
Capital contributions from parent company	—	—	443	—	—	443
Other comprehensive income	—	—	—	—	10	10
Cash dividends on common stock	—	—	—	(423)	—	(423)
Balance at March 31, 2022	9	398	14,596	2,686	(31)	17,649
Net income	—	—	—	608	—	608
Capital contributions from parent company	—	—	46	—	—	46
Other comprehensive income	—	—	—	—	16	16
Cash dividends on common stock	—	—	—	(422)	—	(422)
Balance at June 30, 2022	9	398	14,642	2,872	(15)	17,897
Net income	—	—	—	858	—	858
Capital contributions from parent company	—	—	324	—	—	324
Other comprehensive income	—	—	—	—	1	1
Cash dividends on common stock	—	—	—	(423)	—	(423)
Balance at September 30, 2022	9	$398	$14,966	$3,307	$(14)	$18,657

Balance at December 31, 2022	9	$398	$15,626	$2,846	$(12)	$18,858
Net income	—	—	—	296	—	296
Capital contributions from parent company	—	—	752	—	—	752
Cash dividends on common stock	—	—	—	(464)	—	(464)
Other	—	—	—	1	—	1
Balance at March 31, 2023	9	398	16,378	2,679	(12)	19,443
Net income	—	—	—	471	—	471
Capital contributions from parent company	—	—	33	—	—	33
Other comprehensive income	—	—	—	—	1	1
Cash dividends on common stock	—	—	—	(464)	—	(464)
Balance at June 30, 2023	9	398	16,411	2,686	(11)	19,484
Net income	—	—	—	780	—	780
Capital contributions from parent company	—	—	1,056	—	—	1,056
Other comprehensive income	—	—	—	—	1	1
Cash dividends on common stock	—	—	—	(464)	—	(464)
Balance at September 30, 2023	9	$398	$17,467	$3,002	$(10)	$20,857
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements

MISSISSIPPI POWER COMPANY
CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)		(in millions)
Operating Revenues:
Retail revenues	$284	$250	$747	$718
Wholesale revenues, non-affiliates	77	60	201	191
Wholesale revenues, affiliates	65	187	158	336
Other revenues	10	13	31	34
Total operating revenues	436	510	1,137	1,279
Operating Expenses:
Fuel and purchased power	169	262	416	601
Other operations and maintenance	84	86	258	252
Depreciation and amortization	48	45	139	135
Taxes other than income taxes	32	32	92	93
Total operating expenses	333	425	905	1,081
Operating Income	103	85	232	198
Other Income and (Expense):
Interest expense, net of amounts capitalized	(19)	(15)	(53)	(42)
Other income (expense), net	9	9	29	32
Total other income and (expense)	(10)	(6)	(24)	(10)
Earnings Before Income Taxes	93	79	208	188
Income taxes	18	17	35	38
Net Income and Comprehensive Income	$75	$62	$173	$150
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
MISSISSIPPI POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2023	2022
	(in millions)
Operating Activities:
Net income	$173	$150
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	171	164
Deferred income taxes	(10)	(4)
Pension, postretirement, and other employee benefits	(15)	(12)
Settlement of asset retirement obligations	(12)	(15)
Other, net	12	36
Changes in certain current assets and liabilities —
-Receivables	55	(49)
-Retail fuel cost under recovery	(24)	(9)
-Other current assets	14	(17)
-Accounts payable	(83)	41
-Accrued taxes	(16)	(3)
-Accrued compensation	(5)	(5)
-Other current liabilities	—	2
Net cash provided from operating activities	260	279
Investing Activities:
Property additions	(231)	(165)
Cost of removal, net of salvage	(21)	(20)
Construction payables	(5)	(9)
Payments pursuant to LTSAs	(21)	(23)
Other investing activities	(2)	(2)
Net cash used for investing activities	(280)	(219)
Financing Activities:
Increase in notes payable, net	20	—
Proceeds — Senior notes	100	—
Capital contributions from parent company	8	55
Payment of common stock dividends	(139)	(128)
Other financing activities	(1)	1
Net cash used for financing activities	(12)	(72)
Net Change in Cash, Cash Equivalents, and Restricted Cash	(32)	(12)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	59	61
Cash, Cash Equivalents, and Restricted Cash at End of Period	$27	$49
Supplemental Cash Flow Information:
Cash paid during the period for —
Interest	$53	$49
Income taxes, net	33	18
Noncash transactions —
Accrued property additions at end of period	20	16
Right-of-use assets obtained under operating leases	1	—
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
MISSISSIPPI POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Assets	At September 30, 2023	At December 31, 2022
	(in millions)
Current Assets:
Cash and cash equivalents	$27	$59
Receivables —
Customer accounts, net	78	47
Unbilled revenues	41	47
Affiliated	38	82
Other accounts and notes	22	35
Fossil fuel stock	37	44
Materials and supplies	85	80
Other regulatory assets	54	72
Other current assets	10	38
Total current assets	392	504
Property, Plant, and Equipment:
In service	5,473	5,254
Less: Accumulated provision for depreciation	1,763	1,689
Plant in service, net of depreciation	3,710	3,565
Construction work in progress	183	208
Total property, plant, and equipment	3,893	3,773
Other Property and Investments	160	167
Deferred Charges and Other Assets:
Deferred charges related to income taxes	29	30
Prepaid pension costs	123	109
Regulatory assets – asset retirement obligations	241	239
Other regulatory assets, deferred	246	249
Accumulated deferred income taxes	95	107
Other deferred charges and assets	79	94
Total deferred charges and other assets	813	828
Total Assets	$5,258	$5,272
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
MISSISSIPPI POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholder's Equity	At September 30, 2023	At December 31, 2022
	(in millions)
Current Liabilities:
Securities due within one year	$201	$1
Notes payable	20	—
Accounts payable —
Affiliated	79	121
Other	61	106
Accrued taxes	108	124
Accrued compensation	32	37
Asset retirement obligations	26	37
Other regulatory liabilities	30	43
Other current liabilities	74	85
Total current liabilities	631	554
Long-term Debt	1,443	1,544
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	466	466
Deferred credits related to income taxes	229	253
Employee benefit obligations	67	69
Asset retirement obligations, deferred	145	142
Other cost of removal obligations	192	196
Other regulatory liabilities, deferred	81	96
Other deferred credits and liabilities	30	21
Total deferred credits and other liabilities	1,210	1,243
Total Liabilities	3,284	3,341
Common Stockholder's Equity (See accompanying statements)	1,974	1,931
Total Liabilities and Stockholder's Equity	$5,258	$5,272
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
MISSISSIPPI POWER COMPANY
CONDENSED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY (UNAUDITED)

	Number of Common Shares Issued	Common Stock	Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total
	(in millions)
Balance at December 31, 2021	1	$38	$4,582	$(2,753)	$1,867
Net income	—	—	—	42	42
Capital contributions from parent company	—	—	51	—	51
Cash dividends on common stock	—	—	—	(43)	(43)
Balance at March 31, 2022	1	38	4,633	(2,754)	1,917
Net income	—	—	—	45	45
Capital contributions from parent company	—	—	1	—	1
Cash dividends on common stock	—	—	—	(42)	(42)
Balance at June 30, 2022	1	38	4,634	(2,751)	1,921
Net income	—	—	—	62	62
Capital contributions from parent company	—	—	5	—	5
Cash dividends on common stock	—	—	—	(42)	(42)
Balance at September 30, 2022	1	$38	$4,639	$(2,731)	$1,946

Balance at December 31, 2022	1	$38	$4,652	$(2,759)	$1,931
Net income	—	—	—	58	58
Cash dividends on common stock	—	—	—	(46)	(46)
Balance at March 31, 2023	1	38	4,652	(2,747)	1,943
Net income	—	—	—	40	40
Capital contributions from parent company	—	—	12	—	12
Cash dividends on common stock	—	—	—	(47)	(47)
Balance at June 30, 2023	1	38	4,664	(2,754)	1,948
Net income	—	—	—	75	75
Return of capital to parent company	—	—	(3)	—	(3)
Cash dividends on common stock	—	—	—	(46)	(46)
Balance at September 30, 2023	1	$38	$4,661	$(2,725)	$1,974
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)		(in millions)
Operating Revenues:
Wholesale revenues, non-affiliates	$479	$835	$1,234	$1,918
Wholesale revenues, affiliates	156	336	406	673
Other revenues	18	9	46	27
Total operating revenues	653	1,180	1,686	2,618
Operating Expenses:
Fuel	196	605	526	1,274
Purchased power	33	144	87	233
Other operations and maintenance	104	113	327	332
Depreciation and amortization	130	133	380	384
Taxes other than income taxes	13	13	38	38
Gain on dispositions, net	—	—	(20)	(2)
Total operating expenses	476	1,008	1,338	2,259
Operating Income	177	172	348	359
Other Income and (Expense):
Interest expense, net of amounts capitalized	(32)	(32)	(98)	(105)
Other income (expense), net	4	3	8	5
Total other income and (expense)	(28)	(29)	(90)	(100)
Earnings Before Income Taxes	149	143	258	259
Income taxes	39	36	38	49
Net Income	110	107	220	210
Net income (loss) attributable to noncontrolling interests	10	12	(68)	(55)
Net Income Attributable to Southern Power	$100	$95	$288	$265
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)		(in millions)
Net Income	$110	$107	$220	$210
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $(2), $(11), $(3), and $(35), respectively	(13)	(35)	(17)	(106)
Reclassification adjustment for amounts included in net income, net of tax of $4, $9, $6, and $35, respectively	17	28	24	106
Pension and other postretirement benefit plans:
Reclassification adjustment for amounts included in net income, net of tax of $—, $—, $—, and $—, respectively	—	—	—	1
Total other comprehensive income (loss)	4	(7)	7	1
Comprehensive Income	114	100	227	211
Comprehensive income (loss) attributable to noncontrolling interests	10	12	(68)	(55)
Comprehensive Income Attributable to Southern Power	$104	$88	$295	$266
The accompanying notes as they relate to Southern Power are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2023	2022
	(in millions)
Operating Activities:
Net income	$220	$210
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	395	404
Deferred income taxes	1	21
Utilization of federal investment tax credits	179	218
Amortization of investment tax credits	(44)	(44)
Gain on dispositions, net	(20)	(2)
Other, net	4	1
Changes in certain current assets and liabilities —
-Receivables	100	(124)
-Prepaid income taxes	31	22
-Other current assets	(14)	(15)
-Accounts payable	(70)	95
-Accrued taxes	9	55
-Other current liabilities	8	(14)
Net cash provided from operating activities	799	827
Investing Activities:
Acquisitions, net of cash acquired	(181)	—
Property additions	(40)	(64)
Proceeds from dispositions	59	48
Change in construction payables	(18)	(60)
Payments pursuant to LTSAs	(49)	(52)
Other investing activities	5	—
Net cash used for investing activities	(224)	(128)
Financing Activities:
Increase (decrease) in notes payable, net	136	(5)
Redemptions — Senior notes	(290)	(677)
Capital contributions from parent company	16	330
Capital contributions from noncontrolling interests	21	73
Distributions to noncontrolling interests	(148)	(175)
Payment of common stock dividends	(189)	(148)
Other financing activities	3	(1)
Net cash used for financing activities	(451)	(603)
Net Change in Cash, Cash Equivalents, and Restricted Cash	124	96
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	133	135
Cash, Cash Equivalents, and Restricted Cash at End of Period	$257	$231
Supplemental Cash Flow Information:
Cash paid (received) during the period for —
Interest (net of $1 and $— capitalized for 2023 and 2022, respectively)	$103	$120
Income taxes, net	(124)	(202)
Noncash transactions —
Accrued property additions at end of period	23	30
Right-of-use assets obtained under operating leases	7	—
Reassessment of right-of-use assets under operating leases	—	40
The accompanying notes as they relate to Southern Power are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Assets	At September 30, 2023	At December 31, 2022
	(in millions)
Current Assets:
Cash and cash equivalents	$236	$131
Receivables —
Customer accounts, net	164	226
Affiliated	60	51
Other	44	70
Materials and supplies	84	88
Prepaid income taxes	130	5
Other current assets	71	50
Total current assets	789	621
Property, Plant, and Equipment:
In service	14,678	14,658
Less: Accumulated provision for depreciation	4,001	3,661
Plant in service, net of depreciation	10,677	10,997
Construction work in progress	224	41
Total property, plant, and equipment	10,901	11,038
Other Property and Investments:
Intangible assets, net of amortization of $143 and $129, respectively	248	263
Equity investments in unconsolidated subsidiaries	—	49
Net investment in sales-type leases	150	154
Total other property and investments	398	466
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	490	489
Prepaid LTSAs	225	193
Other deferred charges and assets	287	274
Total deferred charges and other assets	1,002	956
Total Assets	$13,090	$13,081
The accompanying notes as they relate to Southern Power are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholders' Equity	At September 30, 2023	At December 31, 2022
	(in millions)
Current Liabilities:
Securities due within one year	$—	$290
Notes payable	359	225
Accounts payable —
Affiliated	80	139
Other	43	67
Accrued taxes	33	24
Accrued interest	22	28
Other current liabilities	117	111
Total current liabilities	654	884
Long-term Debt	2,687	2,689
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	619	279
Accumulated deferred ITCs	1,512	1,556
Operating lease obligations	516	514
Other deferred credits and liabilities	259	243
Total deferred credits and other liabilities	2,906	2,592
Total Liabilities	6,247	6,165
Total Stockholders' Equity (See accompanying statements)	6,843	6,916
Total Liabilities and Stockholders' Equity	$13,090	$13,081
The accompanying notes as they relate to Southern Power are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Common Stockholders' Equity	Noncontrolling Interests	Total
	(in millions)
Balance at December 31, 2021	$638	$1,585	$(27)	$2,196	$4,402	$6,598
Net income (loss)	—	72	—	72	(45)	27
Other comprehensive income	—	—	5	5	—	5
Cash dividends on common stock	—	(49)	—	(49)	—	(49)
Capital contributions from noncontrolling interests	—	—	—	—	73	73
Distributions to noncontrolling interests	—	—	—	—	(98)	(98)
Balance at March 31, 2022	638	1,608	(22)	2,224	4,332	6,556
Net income (loss)	—	98	—	98	(22)	76
Capital contributions from parent company	322	—	—	322	—	322
Other comprehensive income	—	—	3	3	—	3
Cash dividends on common stock	—	(50)	—	(50)	—	(50)
Distributions to noncontrolling interests	—	—	—	—	(28)	(28)
Balance at June 30, 2022	960	1,656	(19)	2,597	4,282	6,879
Net income	—	95	—	95	12	107
Capital contributions from parent company	9	—	—	9	—	9
Other comprehensive income (loss)	—	—	(7)	(7)	—	(7)
Cash dividends on common stock	—	(49)	—	(49)	—	(49)
Distributions to noncontrolling interests	—	—	—	—	(57)	(57)
Other	—	(1)	(1)	(2)	—	(2)
Balance at September 30, 2022	$969	$1,701	$(27)	$2,643	$4,237	$6,880

Balance at December 31, 2022	$1,069	$1,741	$(18)	$2,792	$4,124	$6,916
Net income (loss)	—	102	—	102	(63)	39
Other comprehensive income (loss)	—	—	(7)	(7)	—	(7)
Cash dividends on common stock	—	(63)	—	(63)	—	(63)
Capital contributions from noncontrolling interests	—	—	—	—	21	21
Distributions to noncontrolling interests	—	—	—	—	(48)	(48)
Balance at March 31, 2023	1,069	1,780	(25)	2,824	4,034	6,858
Net income (loss)	—	85	—	85	(15)	70
Capital contributions from parent company	14	—	—	14	—	14
Other comprehensive income	—	—	10	10	—	10
Cash dividends on common stock	—	(63)	—	(63)	—	(63)
Distributions to noncontrolling interests	—	—	—	—	(42)	(42)
Other	—	—	1	1	(1)	—
Balance at June 30, 2023	1,083	1,802	(14)	2,871	3,976	6,847
Net income	—	100	—	100	10	110
Capital contributions from parent company	3	—	—	3	—	3
Other comprehensive income	—	—	4	4	—	4
Cash dividends on common stock	—	(63)	—	(63)	—	(63)
Distributions to noncontrolling interests	—	—	—	—	(59)	(59)
Other	1	—	—	1	—	1
Balance at September 30, 2023	$1,087	$1,839	$(10)	$2,916	$3,927	$6,843
The accompanying notes as they relate to Southern Power are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)		(in millions)
Operating Revenues:
Natural gas revenues (includes revenue taxes of $11, $15, $103, and $118, respectively)	$689	$857	$3,417	$3,998
Total operating revenues	689	857	3,417	3,998
Operating Expenses:
Cost of natural gas	102	294	1,199	1,840
Other operations and maintenance	264	252	879	824
Depreciation and amortization	145	140	429	414
Taxes other than income taxes	42	45	203	208
Total operating expenses	553	731	2,710	3,286
Operating Income	136	126	707	712
Other Income and (Expense):
Earnings from equity method investments	32	34	104	105
Interest expense, net of amounts capitalized	(77)	(65)	(226)	(187)
Other income (expense), net	19	15	50	47
Total other income and (expense)	(26)	(16)	(72)	(35)
Earnings Before Income Taxes	110	110	635	677
Income taxes	28	27	160	161
Net Income	$82	$83	$475	$516
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)		(in millions)
Net Income	$82	$83	$475	$516
Other comprehensive income:
Qualifying hedges:
Changes in fair value, net of tax of $(2), $8, $(11), and $16, respectively	(6)	19	(30)	39
Reclassification adjustment for amounts included in net income, net of tax of $7, $(2), $15, and $(7), respectively	16	(5)	37	(17)
Total other comprehensive income	10	14	7	22
Comprehensive Income	$92	$97	$482	$538
The accompanying notes as they relate to Southern Company Gas are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2023	2022
	(in millions)
Operating Activities:
Net income	$475	$516
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	429	414
Deferred income taxes	75	109
Natural gas cost under recovery – long-term	—	207
Other, net	(15)	(12)
Changes in certain current assets and liabilities —
-Receivables	776	301
-Natural gas for sale, net of temporary LIFO liquidation	31	(136)
-Prepaid income taxes	12	(77)
-Natural gas cost under recovery	108	(124)
-Other current assets	(32)	7
-Accounts payable	(346)	342
-Natural gas cost over recovery	165	—
-Other current liabilities	(34)	(15)
Net cash provided from operating activities	1,644	1,532
Investing Activities:
Property additions	(1,151)	(1,063)
Cost of removal, net of salvage	(82)	(84)
Change in construction payables, net	(38)	(103)
Other investing activities	45	11
Net cash used for investing activities	(1,226)	(1,239)
Financing Activities:
Decrease in notes payable, net	(493)	(749)
Proceeds —
Senior notes	500	500
First mortgage bonds	125	100
Short-term borrowings	—	50
Other long-term debt	29	—
Redemptions —
Short-term borrowings	(200)	(150)
Medium-term notes	—	(46)
Capital contributions from parent company	377	357
Payment of common stock dividends	(439)	(389)
Other financing activities	(1)	14
Net cash used for financing activities	(102)	(313)
Net Change in Cash, Cash Equivalents, and Restricted Cash	316	(20)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	83	48
Cash, Cash Equivalents, and Restricted Cash at End of Period	$399	$28
Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $12 and $7 capitalized for 2023 and 2022, respectively)	$214	$186
Income taxes, net	70	193
Noncash transactions —
Accrued property additions at end of period	139	10
Right-of-use assets obtained under operating leases	3	—
The accompanying notes as they relate to Southern Company Gas are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Assets	At September 30, 2023	At December 31, 2022
	(in millions)
Current Assets:
Cash and cash equivalents	$397	$81
Receivables —
Customer accounts	242	616
Unbilled revenues	74	453
Other accounts and notes	52	76
Accumulated provision for uncollectible accounts	(53)	(50)
Natural gas for sale	406	438
Prepaid expenses	92	93
Natural gas cost under recovery	—	108
Other regulatory assets	144	119
Other current assets	108	104
Total current assets	1,462	2,038
Property, Plant, and Equipment:
In service	20,459	19,723
Less: Accumulated depreciation	5,454	5,276
Plant in service, net of depreciation	15,005	14,447
Construction work in progress	1,158	909
Total property, plant, and equipment	16,163	15,356
Other Property and Investments:
Goodwill	5,015	5,015
Equity investments in unconsolidated subsidiaries	1,243	1,276
Other intangible assets, net of amortization of $163 and $156, respectively	19	26
Miscellaneous property and investments	24	28
Total other property and investments	6,301	6,345
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	47	57
Prepaid pension costs	205	183
Other regulatory assets, deferred	483	497
Other deferred charges and assets	162	145
Total deferred charges and other assets	897	882
Total Assets	$24,823	$24,621
The accompanying notes as they relate to Southern Company Gas are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholder's Equity	At September 30, 2023	At December 31, 2022
	(in millions)
Current Liabilities:
Securities due within one year	$400	$400
Notes payable	75	768
Accounts payable —
Affiliated	62	104
Other	374	701
Customer deposits	133	125
Accrued taxes	75	77
Accrued interest	79	67
Accrued compensation	85	105
Natural gas cost over recovery	165	—
Other regulatory liabilities	44	36
Other current liabilities	146	187
Total current liabilities	1,638	2,570
Long-term Debt	7,657	7,042
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	1,629	1,560
Deferred credits related to income taxes	766	788
Employee benefit obligations	108	120
Operating lease obligations	40	51
Other cost of removal obligations	1,748	1,707
Accrued environmental remediation	202	207
Other deferred credits and liabilities	202	179
Total deferred credits and other liabilities	4,695	4,612
Total Liabilities	13,990	14,224
Common Stockholder's Equity (See accompanying statements)	10,833	10,397
Total Liabilities and Stockholder's Equity	$24,823	$24,621
The accompanying notes as they relate to Southern Company Gas are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (UNAUDITED)

	Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balance at December 31, 2021	$10,024	$(132)	$24	$9,916
Net income	—	319	—	319
Capital contributions from parent company	50	—	—	50
Other comprehensive income	—	—	20	20
Cash dividends on common stock	—	(130)	—	(130)
Balance at March 31, 2022	10,074	57	44	10,175
Net income	—	115	—	115
Capital contributions from parent company	312	—	—	312
Other comprehensive income (loss)	—	—	(12)	(12)
Cash dividends on common stock	—	(130)	—	(130)
Balance at June 30, 2022	10,386	42	32	10,460
Net income	—	83	—	83
Capital contributions from parent company	11	—	—	11
Other comprehensive income	—	—	14	14
Cash dividends on common stock	—	(130)	—	(130)
Balance at September 30, 2022	$10,397	$(5)	$46	$10,438

Balance at December 31, 2022	$10,445	$(79)	$31	$10,397
Net income	—	309	—	309
Capital contributions from parent company	203	—	—	203
Other comprehensive income (loss)	—	—	(10)	(10)
Cash dividends on common stock	—	(146)	—	(146)
Other	1	(1)	—	—
Balance at March 31, 2023	10,649	83	21	10,753
Net income	—	85	—	85
Capital contributions from parent company	40	—	—	40
Other comprehensive income	—	—	7	7
Cash dividends on common stock	—	(147)	—	(147)
Balance at June 30, 2023	10,689	21	28	10,738
Net income	—	82	—	82
Capital contributions from parent company	149	—	—	149
Other comprehensive income	—	—	10	10
Cash dividends on common stock	—	(146)	—	(146)
Balance at September 30, 2023	$10,838	$(43)	$38	$10,833
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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(A) INTRODUCTION
The condensed quarterly financial statements of each Registrant included herein have been prepared by such Registrant, without audit, pursuant to the rules and regulations of the SEC. The Condensed Balance Sheets at December 31, 2022 have been derived from the audited financial statements of each Registrant. In the opinion of each Registrant's management, the information regarding such Registrant furnished herein reflects all adjustments, which, except as otherwise disclosed, are of a normal recurring nature, necessary to present fairly the results of operations for the periods ended September 30, 2023 and 2022. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although each Registrant believes that the disclosures regarding such Registrant are adequate to make the information presented not misleading. Disclosures which would substantially duplicate the disclosures in the Form 10-K and details which have not changed significantly in amount or composition since the filing of the Form 10-K are generally omitted from this Quarterly Report on Form 10-Q unless specifically required by GAAP. Therefore, these Condensed Financial Statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K. Due to the seasonal variations in the demand for energy and other factors, operating results for the periods presented are not necessarily indicative of the operating results to be expected for the full year.
Certain prior year data presented in the financial statements have been reclassified to conform to the current year presentation. These reclassifications had no impact on the overall results of operations, financial position, or cash flows of any Registrant.
Recently Adopted Accounting Standards
In March 2020 and December 2022, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting and ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, respectively, providing temporary guidance to ease the potential burden in accounting for reference rate reform primarily resulting from the discontinuation of LIBOR through December 31, 2024. See Note 1 to the financial statements under "Recently Adopted Accounting Standards" in Item 8 of the Form 10-K for additional information on the temporary guidance.
Certain provisions in PPAs at Southern Power include references to LIBOR. Contract amendments have been executed to change to a SOFR-based interest rate. Southern Power adopted and applied the practical expedients guidance to these PPAs. Additionally, the Registrants referenced LIBOR for certain debt and hedging arrangements. As of July 1, 2023, all of the debt and hedging arrangements of the Registrants have transitioned to a SOFR-based interest rate based on the terms of the agreements. There were no material impacts from the transition to SOFR and no impacts to any existing accounting conclusions. See Note (J) under "Interest Rate Derivatives" for additional information.
Goodwill and Other Intangible Assets
Goodwill at September 30, 2023 and December 31, 2022 was as follows:

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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Other intangible assets were as follows:

	At September 30, 2023			At December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Other Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Other Intangible Assets, Net
	(in millions)			(in millions)
Southern Company
Subject to amortization:
Customer relationships	$211	$(169)	$42	$212	$(162)	$50
Trade names	63	(50)	13	64	(44)	20
PPA fair value adjustments	390	(143)	247	390	(129)	261
Other	5	(5)	—	5	(5)	—
Total subject to amortization	$669	$(367)	$302	$671	$(340)	$331
Not subject to amortization:
FCC licenses	75	—	75	75	—	75
Total other intangible assets	$744	$(367)	$377	$746	$(340)	$406

Southern Power(*)
PPA fair value adjustments	$390	$(143)	$247	$390	$(129)	$261

Southern Company Gas(*)
Gas marketing services
Customer relationships	$156	$(143)	$13	$156	$(139)	$17
Trade names	26	(20)	6	26	(17)	9
Total other intangible assets	$182	$(163)	$19	$182	$(156)	$26
(*) All subject to amortization.
Amortization associated with other intangible assets was as follows:

	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	September 30, 2023		September 30, 2022
	(in millions)
Southern Company(a)	$10	$27	$11	$30
Southern Power(b)	5	14	5	15
Southern Company Gas	3	7	4	9
(a)Includes $5 million, $14 million, $5 million, and $15 million for the three and nine months ended September 30, 2023 and 2022, respectively, recorded as a reduction to operating revenues.
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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed balance sheets that total to the amount shown in the condensed statements of cash flows for the applicable Registrants:

	Southern Company	Alabama Power	Georgia Power	Southern Power	Southern Company Gas
	(in millions)
At September 30, 2023
Cash and cash equivalents	$1,676	$621	$173	$236	$397
Restricted cash(a):
Other current assets	176	108	48	18	2
Other deferred charges and assets	38	—	35	3	—
Total cash, cash equivalents, and restricted cash(b)	$1,890	$729	$256	$257	$399

At December 31, 2022
Cash and cash equivalents	$1,917	$687	$364	$131	$81
Restricted cash(a):
Other current assets	62	—	60	—	2
Other deferred charges and assets	58	—	56	3	—
Total cash, cash equivalents, and restricted cash(b)	$2,037	$687	$480	$133	$83
(a)For Alabama Power, balance at September 30, 2023 reflects proceeds from the issuance of solid waste disposal facility revenue bonds in 2023. For Georgia Power, reflects proceeds from the issuance of solid waste disposal facility revenue bonds in 2022. For Southern Power, reflects $18 million at September 30, 2023 resulting from an arbitration interim award held to fund future replacement costs and $3 million at both September 30, 2023 and December 31, 2022 held to fund estimated construction completion costs at the Deuel Harvest wind facility. See Note (C) under "General Litigation Matters – Southern Power" for additional information. For Southern Company Gas, reflects collateral for workers' compensation, life insurance, and long-term disability insurance.
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
Southern Company Gas recorded no material adjustments to natural gas inventories for either period presented. Nicor Gas' inventory decrement at September 30, 2023 is expected to be restored prior to year-end.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Storm Damage Reserves
See Note 1 to the financial statements in Item 8 of the Form 10-K under "Storm Damage and Reliability Reserves" for additional information.
Storm damage reserve activity for the traditional electric operating companies during the nine months ended September 30, 2023 was as follows:

	Southern Company(*)	Alabama Power	Georgia Power(*)	Mississippi Power
	(in millions)
Balance at December 31, 2022	$216	$97	$83	$36
Accrual	42	9	24	9
Weather-related damages	(242)	(35)	(204)	(3)
Balance at September 30, 2023	$16	$71	$(97)	$42
(*)See Note (B) under "Georgia Power – Storm Damage Recovery" for additional information.
Asset Retirement Obligations
See Note 6 to the financial statements in Item 8 of the Form 10-K for additional information.
Following initial criticality on March 6, 2023, Georgia Power recorded AROs of approximately $90 million related to Plant Vogtle Unit 3. See Note (B) under "Georgia Power – Nuclear Construction" for additional information on Plant Vogtle Units 3 and 4.
In September 2023, Georgia Power recorded a net decrease of approximately $175 million to its AROs related to the CCR Rule and the related state rule resulting from changes in estimates, including lower future inflation rates and the timing of closure activities.
In June 2023, Alabama Power completed an updated decommissioning cost site study for Plant Farley. The estimated cost of decommissioning based on the study resulted in a decrease in Alabama Power's ARO liability of approximately $15 million. See "Nuclear Decommissioning" herein for additional information.
Nuclear Decommissioning
See Note 6 to the financial statements in Item 8 of the Form 10-K under "Nuclear Decommissioning" for additional information. Site study cost is the estimate to decommission a specific facility as of the site study year. The decommissioning cost estimates are based on removal of the plant from service and prompt dismantlement. The actual decommissioning costs may vary from these estimates because of changes in the assumed date of decommissioning, changes in NRC requirements, or changes in the assumptions used in making these estimates.

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
Income Taxes
In the third quarter 2023, Georgia Power started generating advanced nuclear PTCs for Plant Vogtle Unit 3 beginning on the in-service date of July 31, 2023. PTCs are recognized as an income tax benefit based on KWH production. In addition, pursuant to the Global Amendments to the Vogtle Joint Ownership Agreements (as defined in Note (B) under "Georgia Power – Nuclear Construction – Joint Owner Contracts"), Georgia Power is purchasing advanced nuclear PTCs for Plant Vogtle Unit 3 from certain other Vogtle Owners. The gain recognized on the purchase of the joint owner PTCs is recognized as an income tax benefit. See Note 1 to the financial statements under "Income Taxes" in Item 8 of the Form 10-K for additional information regarding accounting policies related to income taxes. See Note (B) under "Georgia Power – Nuclear Construction" for additional information regarding Plant Vogtle Units 3 and 4. Also see Note (G) under "Current and Deferred Income Taxes" for additional information.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
(B) REGULATORY MATTERS
See Note 2 to the financial statements in Item 8 of the Form 10-K for additional information relating to regulatory matters.
The recovery balances for certain retail regulatory clauses of the traditional electric operating companies and Southern Company Gas at September 30, 2023 and December 31, 2022 were as follows:

Regulatory Clause	Balance Sheet Line Item	September 30, 2023	December 31, 2022
		(in millions)
Alabama Power
Rate CNP Compliance	Other regulatory liabilities, deferred	$3	$—
	Other regulatory assets, current	—	47
Rate CNP PPA	Other regulatory assets, current	17	18
	Other regulatory assets, deferred	90	102
Retail Energy Cost Recovery	Other regulatory assets, current	208	102
	Other regulatory assets, deferred	80	520
Georgia Power
Fuel Cost Recovery(*)	Receivables – under recovered fuel clause revenues	$730	$—
	Deferred under recovered fuel clause revenues	1,279	2,056
Mississippi Power
Fuel Cost Recovery	Receivables – customer accounts, net	$25	$1
Ad Valorem Tax	Other regulatory assets, current	3	12
	Other regulatory assets, deferred	11	19
Southern Company Gas
Natural Gas Cost Recovery	Natural gas cost under recovery	$—	$108
	Natural gas cost over recovery	165	—
(*)See "Georgia Power – Fuel Cost Recovery" herein for additional information.
Alabama Power
Certificates of Convenience and Necessity
In 2020, the Alabama PSC approved a certificate of convenience and necessity authorizing Alabama Power's construction of Plant Barry Unit 8 and the recovery of estimated in-service costs of $652 million. At September 30, 2023, project expenditures associated with Plant Barry Unit 8 totaled approximately $583 million, of which $578 million and $5 million was included in CWIP and property, plant, and equipment in service, respectively. On November 1, 2023, the unit was placed in service. The ultimate outcome of this matter cannot be determined at this time.
Excess Accumulated Deferred Income Tax Accounting Order
On October 3, 2023, the Alabama PSC issued an order modifying its December 2022 order and authorizing Alabama Power to (i) flow back in 2023 approximately $24 million of certain federal excess accumulated deferred income taxes resulting from the Tax Cuts and Jobs Act of 2017 and (ii) make available any remaining balance of excess accumulated deferred income taxes at the end of 2023 for the benefit of customers in 2024 and/or 2025. The ultimate outcome of this matter cannot be determined at this time.

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
On August 18, 2023, Alabama Power notified the Alabama PSC of its intent to use a portion of its $166 million reliability reserve balance during 2023. The ultimate outcome of this matter cannot be determined at this time.
Georgia Power
Rate Plans
In accordance with the terms of the 2022 ARP, on October 2, 2023, Georgia Power filed the following tariff adjustments to become effective January 1, 2024 pending approval by the Georgia PSC:
•increase traditional base tariffs by approximately $275 million;
•decrease the Environmental Compliance Cost Recovery tariff by approximately $99 million;
•increase the Demand-Side Management tariffs by approximately $10 million; and
•increase the Municipal Franchise Fee tariffs by approximately $5 million.
The ultimate outcome of this matter cannot be determined at this time.
Plant Vogtle Unit 3 and Common Facilities Rate Proceeding
In compliance with a Georgia PSC order approved in November 2021, Georgia Power increased annual retail base rates by $318 million effective August 1, 2023 based on the in-service date of July 31, 2023 for Plant Vogtle Unit 3. See "Plant Vogtle Units 3 and 4 Prudency Proceeding" and "Nuclear Construction" herein for additional information on Plant Vogtle Units 3 and 4.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Plant Vogtle Units 3 and 4 Prudency Proceeding
On August 30, 2023, as provided for in the December 2017 Georgia PSC approval of the seventeenth VCM report, Georgia Power filed with the Georgia PSC an application to adjust rates to include reasonable and prudent Plant Vogtle Units 3 and 4 costs (Application). The Application provides the necessary support to justify the reasonableness, prudence, and recovery of $8.826 billion in total construction and capital costs, $1.07 billion in associated retail rate base items, and the operating costs related to the full operation and output of Plant Vogtle Units 3 and 4. Through the VCM process, the Georgia PSC has verified and approved all expenditures up to the revised approved construction and capital cost of $7.3 billion and has reviewed, but not verified and approved, all expenditures through December 31, 2022 above that amount.
Also on August 30, 2023, the staff of the Georgia PSC filed a stipulated agreement (Prudency Stipulation) among Georgia Power, the staff of the Georgia PSC, and certain intervenors. The Prudency Stipulation is intended to resolve all issues for determination by the Georgia PSC regarding the reasonableness, prudence, and cost recovery for the remaining costs not already in retail base rates, after considering many of the issues raised by the staff of the Georgia PSC and intervenors in prior VCM proceedings, including the extended construction time, required rework, scheduling of activities, and challenges with testing and productivity. If the Prudency Stipulation is approved, Georgia Power will recover $7.562 billion in total construction and capital costs and associated retail rate base items of $1.02 billion, which includes AFUDC financing costs above $4.418 billion (the Georgia PSC-certified amount) up to $7.562 billion.
The Prudency Stipulation also provides for the recovery of projected operations and maintenance expenses, depreciation expense, nuclear decommissioning accruals, and property taxes, net of projected production tax credits. After considering construction and capital costs already in retail base rates of $2.1 billion and $362 million of associated retail rate base items (approved by the Georgia PSC in November 2021), and upon achieving commercial operation of Unit 4, Georgia Power will include in retail rate base the remaining $5.462 billion of construction and capital costs as well as $656 million of associated retail rate base items.
Under the terms of the Prudency Stipulation, when the rate adjustment occurs, Georgia Power's NCCR tariff will cease to be collected and financing costs will be included in Georgia Power's general revenue requirements. Additionally, if commercial operation for Unit 4 is not achieved by March 31, 2024, Georgia Power's ROE used to determine the NCCR tariff and calculate AFUDC will be reduced to zero, which would result in an estimated negative impact to earnings of approximately $12 million per month until commercial operation for Unit 4 is achieved. The Prudency Stipulation also provides that as of each Unit's respective first refueling outage, if the respective Unit's performance has materially deviated from expected performance, the Georgia PSC may order Georgia Power to credit customers for operations and maintenance expenses or disallow costs associated with the repair or replacement of any system, structure, or component found to have caused the material deviation in performance if proven to be the result of imprudent engineering, construction, procurement, testing, or start-up.
If the Prudency Stipulation is approved by the Georgia PSC, annual retail base revenues will increase approximately $729 million and the average retail base rates will be adjusted by approximately 5% (net of the elimination of the NCCR tariff described above) effective the first day of the month after Unit 4 achieves commercial operation.
Georgia Power expects the Georgia PSC to render a final decision on these matters on December 19, 2023. The ultimate outcome of these matters cannot be determined at this time. See "Plant Vogtle Unit 3 and Common Facilities Rate Proceeding" and "Nuclear Construction" herein for additional information on Plant Vogtle Units 3 and 4.
Fuel Cost Recovery
On May 16, 2023, the Georgia PSC approved a stipulation agreement between Georgia Power and the staff of the Georgia PSC to increase annual fuel billings by 54%, or approximately $1.1 billion, effective June 1, 2023. The increase includes a three-year recovery period for $2.2 billion of Georgia Power's under recovered fuel balance at May 31, 2023. Under the approved stipulation agreement, Georgia Power is allowed to adjust its fuel cost recovery rates under an interim fuel rider prior to the next fuel case, subject to a maximum 40% cumulative change, if its

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
under or over recovered fuel balance accumulated since May 31, 2023 exceeds $200 million. Georgia Power is scheduled to file its next fuel case no later than February 28, 2026. Changes in fuel rates have no significant effect on Southern Company's or Georgia Power's net income but do impact the related operating cash flows.
Integrated Resource Plans
In August 2022, Restore Chattooga Gorge Coalition (RCG) filed a petition in the Superior Court of Fulton County, Georgia against Georgia Power and the Georgia PSC. The petition challenges Georgia Power's plan to expend $115 million to modernize Plant Tugalo (a hydro facility), as approved in the 2019 IRP, and seeks judicial review of the Georgia PSC's order in the 2022 IRP proceeding with respect to the denial of RCG's challenge to the modernization plan. On October 23, 2023, the court granted Georgia Power's and the Georgia PSC's motions to dismiss the RCG petition. RCG has until November 22, 2023 to file a notice of appeal.
On October 27, 2023, Georgia Power filed an updated IRP (2023 IRP Update) with the Georgia PSC, which sets forth a plan to support the recent increase in the state of Georgia's projected energy needs since the 2022 IRP. In the 2023 IRP Update, Georgia Power requested the following:
•Authority to develop, own, and operate up to 1,400 MWs from three simple cycle combustion turbines at Plant Yates.
•Approval to pursue potential acquisition of an additional ownership interest in an existing generation asset within the Southern Company system's retail electric service territory.
•Certification of an affiliate PPA with Mississippi Power for 750 MWs starting January 2024 through December 2028.
•Certification of a non-affiliate PPA for 230 MWs starting the month after conclusion of the 2023 IRP Update proceeding continuing through December 2028.
•Authority to develop, own, and operate up to 1,000 MWs of battery energy storage facilities collocated with existing and new Georgia Power-owned solar facilities.
•Approval of transmission projects necessary to support the generation resources requested in the 2023 IRP Update.
The schedule for the Georgia PSC to consider the 2023 IRP Update has not been determined. Georgia Power has requested that the Georgia PSC evaluate the 2023 IRP Update by the end of April 2024.
The ultimate outcome of these matters cannot be determined at this time.
Storm Damage Recovery
Georgia Power is recovering $31 million annually under the 2022 ARP for incremental operating and maintenance costs of damage from major storms to its transmission and distribution facilities. During August 2023, Hurricane Idalia caused significant damage to Georgia Power's transmission and distribution facilities. The incremental restoration costs related to this hurricane deferred in the regulatory asset for storm damage totaled approximately $110 million. At September 30, 2023, Georgia Power's regulatory asset balance related to storm damage was $97 million. The rate of storm damage cost recovery is expected to be adjusted in future regulatory proceedings as necessary. As a result of this regulatory treatment, costs related to storms are not expected to have a material impact on Southern Company's or Georgia Power's net income but do impact the related operating cash flows.
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
Cost and Schedule
Georgia Power's approximate proportionate share of the remaining estimated capital cost to complete Plant Vogtle Units 3 and 4, including contingency, through July 2023 and March 2024, respectively, is as follows:

(in millions)
Base project capital cost forecast(a)(b)	$10,736
Construction contingency estimate	17
Total project capital cost forecast(a)(b)	10,753
Net investment at September 30, 2023(b)	(10,495)
Remaining estimate to complete	$258
(a)Includes approximately $610 million of costs that are not shared with the other Vogtle Owners, including $33 million of construction monitoring costs approved for recovery by the Georgia PSC in its nineteenth VCM order, and approximately $567 million of incremental costs under the cost-sharing provisions of the joint ownership agreements described below. Excludes financing costs expected to be capitalized through AFUDC of approximately $420 million, of which $385 million had been accrued through September 30, 2023.
(b)Net of $1.7 billion received from Toshiba under the Guarantee Settlement Agreement and approximately $188 million in related customer refunds.
Georgia Power estimates that its financing costs for construction of Plant Vogtle Units 3 and 4 will total approximately $3.5 billion, of which $3.4 billion had been incurred through September 30, 2023.
Georgia Power placed Unit 3 in service on July 31, 2023. See "Plant Vogtle Unit 3 and Common Facilities Rate Proceeding" herein for additional information.
As part of its ongoing processes, Southern Nuclear continues to evaluate cost and schedule forecasts for Unit 4 on a regular basis to incorporate current information available, particularly in the areas of start-up testing and related test results, engineering support, system turnovers, and workforce statistics. Southern Nuclear establishes aggressive target values for monthly testing and system turnover activities, which are reflected in the site work plan for Unit 4.
Since March 2020, the number of active COVID-19 cases at the site has fluctuated consistent with the surrounding area and impacted productivity levels and pace of activity completion, with the site experiencing peaks in the

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
number of active cases in January 2021, August 2021, and January 2022. Georgia Power estimates the productivity impacts of the COVID-19 pandemic have consumed approximately three to four months of schedule margin previously embedded in the site work plans. As of September 30, 2023, Georgia Power's proportionate share of the estimated incremental cost associated with COVID-19 mitigation actions and impacts on construction productivity is estimated to be approximately $200 million and is included in the total project capital cost forecast.
During the first nine months of 2023, established construction contingency totaling $43 million was assigned to the base capital cost forecast for costs primarily associated with the Unit 3 schedule extension and completion of start-up and pre-operational testing, including continued need of support resources for Unit 3 testing, as well as additional craft and support resources and subcontract work for Unit 4.
Hot functional testing for Unit 4 was completed on May 1, 2023. On July 20, 2023, Southern Nuclear announced that all Unit 4 ITAACs had been submitted to the NRC, and, on July 28, 2023, the NRC published its 103(g) finding that the accepted criteria in the combined license for Unit 4 had been met, which allowed nuclear fuel to be loaded and start-up testing to begin. Fuel load for Unit 4 was completed on August 19, 2023. On October 6, 2023, Georgia Power announced that during the start-up and pre-operational testing for Plant Vogtle Unit 4, Southern Nuclear identified a motor fault in one of four reactor coolant pumps (RCPs) and has started the process to replace this RCP with an on-site spare RCP from inventory. Considering this remediation and the remaining pre-operational testing, Unit 4 is projected to be placed in service during the first quarter 2024.
With Unit 3's four RCPs operating as designed, Southern Nuclear believes that the motor fault on this single Unit 4 RCP is an isolated event. However, any findings related to the root cause of the motor fault on the single Unit 4 RCP could require engineering changes or remediation related to the other seven Unit 3 and Unit 4 RCPs. The projected schedule for Unit 4 significantly depends on the pace and success of replacing the RCP, which involves removing and re-installing commodities around the RCP. As Unit 4 completes the RCP replacement, including any associated repairs to other RCPs, and transitions further into testing, ongoing and potential future challenges include the management of contractors and vendors, subcontractor performance, the availability of materials and parts, and/or related cost escalation; the pace of remaining work package closures; the availability of craft, supervisory, and technical support resources; and the timeframe and duration of final component and pre-operational testing. New challenges also may continue to arise as Unit 4 moves further into testing and start-up, which may result in required engineering changes or remediation related to plant systems, structures, or components (some of which are based on new technology that only within the last few years began initial operation in the global nuclear industry at this scale). These challenges may result in further schedule delays and/or cost increases.
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
The ultimate outcome of these matters cannot be determined at this time. However, any extension of the in-service date beyond March 2024 for Unit 4, including the joint owner cost sharing impacts described below, is estimated to result in additional base capital costs for Georgia Power of up to $25 million per month, as well as the related AFUDC and any additional related construction, support resources, or testing costs. Pursuant to Georgia Power's Application and the Prudency Stipulation (as discussed under "Plant Vogtle Units 3 and 4 Prudency Proceeding" herein), any further changes to the capital cost forecast are not expected to be recoverable through regulated rates and will be required to be charged to income. Such charges could be material.

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
Pursuant to the Global Amendments: (i) each Vogtle Owner paid its proportionate share of qualifying construction costs for Plant Vogtle Units 3 and 4 based on its ownership percentage up to the estimated cost at completion (EAC) for Plant Vogtle Units 3 and 4, of which Georgia Power's share is $8.4 billion (VCM 19 Forecast Amount), plus $800 million; (ii) Georgia Power was responsible for 55.7% of actual qualifying construction costs between $800 million and $1.6 billion over the VCM 19 Forecast Amount (resulting in $80 million of potential additional costs to Georgia Power), with the remaining Vogtle Owners responsible for 44.3% of such costs pro rata in accordance with their respective ownership interests; and (iii) Georgia Power was responsible for 65.7% of qualifying construction costs between $1.6 billion and $2.1 billion over the VCM 19 Forecast Amount (resulting in a further $100 million of potential additional costs to Georgia Power), with the remaining Vogtle Owners responsible for 34.3% of such costs pro rata in accordance with their respective ownership interests. The Global Amendments provide that if the EAC was revised and exceeded the VCM 19 Forecast Amount by more than $2.1 billion, each of the other Vogtle Owners had a one-time option at the time the project budget cost forecast was so revised to tender a portion of its ownership interest to Georgia Power in exchange for Georgia Power's agreement to pay 100% of such Vogtle Owner's remaining share of total construction costs in excess of the VCM 19 Forecast Amount plus $2.1 billion.
In addition, pursuant to the Global Amendments, the holders of at least 90% of the ownership interests in Plant Vogtle Units 3 and 4 must vote to continue construction if certain adverse events (Project Adverse Events) occur, including, among other events: (i) the bankruptcy of Toshiba; (ii) the termination or rejection in bankruptcy of certain agreements, including the Vogtle Services Agreement, the Bechtel Agreement, or the agency agreement with Southern Nuclear; (iii) Georgia Power's public announcement of its intention not to submit for rate recovery any portion of its investment in Plant Vogtle Units 3 and 4 or the Georgia PSC determines that any of Georgia Power's costs relating to the construction of Plant Vogtle Units 3 and 4 will not be recovered in retail rates, excluding any additional amounts paid by Georgia Power on behalf of the other Vogtle Owners pursuant to the Global Amendments described above and the first 6% of costs during any six-month VCM reporting period that are disallowed by the Georgia PSC for recovery, or for which Georgia Power elects not to seek cost recovery, through retail rates; and (iv) an incremental extension of one year or more from the seventeenth VCM report estimated in-

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
service dates of November 2021 and November 2022 for Units 3 and 4, respectively. The schedule extension announced in February 2022 triggered the requirement for a vote to continue construction and all the Vogtle Owners voted to continue construction. The filing of the Application with the Georgia PSC, which included Georgia Power's public announcement of its intention not to submit for rate recovery an amount that is greater than the first 6% of costs during any six-month VCM reporting period, triggered the requirement for a vote to continue construction and all the Vogtle Owners voted to continue construction. See "Plant Vogtle Units 3 and 4 Prudency Proceeding" herein for additional information on Georgia Power's prudency application filing.
Georgia Power and the other Vogtle Owners did not agree on either the starting dollar amount for the determination of cost increases subject to the cost-sharing and tender provisions of the Global Amendments or the extent to which COVID-19-related costs impact those provisions. The other Vogtle Owners notified Georgia Power that they believed the project capital cost forecast approved by the Vogtle Owners in February 2022 triggered the tender provisions. In June 2022 and July 2022, OPC and Dalton, respectively, notified Georgia Power of their purported exercises of their tender options. Georgia Power did not accept these purported tender exercises.
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
On October 5, 2023 and October 17, 2023, Georgia Power reached agreements with OPC and Dalton, respectively, to resolve its respective dispute with each of OPC and Dalton regarding the proper interpretation of the cost-sharing and tender provisions of the joint ownership agreements relating to the Global Amendments. Under the terms of the agreements with OPC and Dalton, among other items, (i) each of OPC and Dalton retracted its exercise of the tender option and will retain its full ownership interest in Plant Vogtle Units 3 and 4, (ii) Georgia Power made payments immediately after execution of the agreements of $308 million and $17 million to OPC and Dalton, respectively, representing payment for a portion of each of OPC's and Dalton's costs of construction for Plant Vogtle Units 3 and 4 previously incurred, (iii) Georgia Power will pay a portion of each of OPC's and Dalton's further costs of construction for Plant Vogtle Units 3 and 4 as such costs are incurred and with no further adjustment for force majeure costs, which payments will be in an aggregate amount of approximately $105 million and $6 million for OPC and Dalton, respectively, based on the current project capital cost forecast, and (iv) Georgia Power will pay 66% of each of OPC's and Dalton's costs of construction with respect to any amounts above the current project capital cost forecast, with no further adjustment for force majeure costs. On October 23, 2023, OPC, Dalton, and

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Georgia Power filed a stipulation of dismissal with prejudice of their litigation described above, including Georgia Power's counterclaims.
Georgia Power recorded pre-tax charges to income through the fourth quarter 2022 of $407 million ($304 million after tax) associated with the cost-sharing provisions of the Global Amendments, including the settlement with MEAG Power. Based on the current project capital cost forecast and the settlements with OPC and Dalton described above, Georgia Power recorded a pre-tax charge to income of approximately $160 million ($120 million after tax) in the third quarter 2023. These charges are included in the total project capital cost forecast and will not be recovered from retail customers.
The ultimate outcome of these matters cannot be determined at this time.
Regulatory Matters
In 2009, the Georgia PSC voted to certify construction of Plant Vogtle Units 3 and 4 with a certified capital cost of $4.418 billion. In addition, in 2009 the Georgia PSC approved inclusion of the Plant Vogtle Units 3 and 4 related CWIP accounts in rate base, and the State of Georgia enacted the Georgia Nuclear Energy Financing Act, which allows Georgia Power to recover financing costs for Plant Vogtle Units 3 and 4. Financing costs are recovered on all applicable certified costs through annual adjustments to the NCCR tariff up to the certified capital cost of $4.418 billion. At September 30, 2023, Georgia Power had recovered approximately $3.0 billion of financing costs. Financing costs related to capital costs above $4.418 billion are being recognized through AFUDC and are expected to be recovered through retail rates over the life of Plant Vogtle Units 3 and 4; however, Georgia Power is not recording AFUDC related to any capital costs in excess of the total deemed reasonable by the Georgia PSC (currently $7.3 billion) and not requested for rate recovery. In December 2022, the Georgia PSC approved Georgia Power's filing to increase the NCCR tariff by $36 million annually, effective January 1, 2023. On November 1, 2023, Georgia Power filed a request to continue the current NCCR tariff for 2024, pending Georgia PSC approval. See "Plant Vogtle Units 3 and 4 Prudency Proceeding" herein for additional information on the NCCR tariff following commercial operation of Unit 4.
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
In 2016, the Georgia PSC voted to approve a settlement agreement (Vogtle Cost Settlement Agreement) resolving certain prudency matters in connection with the fifteenth VCM report. In December 2017, the Georgia PSC voted to approve (and issued its related order on January 11, 2018) Georgia Power's seventeenth VCM report and modified the Vogtle Cost Settlement Agreement. The Vogtle Cost Settlement Agreement, as modified by the January 11, 2018 order, resolved the following regulatory matters related to Plant Vogtle Units 3 and 4: (i) none of the $3.3 billion of costs incurred through December 31, 2015 and reflected in the fourteenth VCM report should be disallowed from rate base on the basis of imprudence; (ii) the Contractor Settlement Agreement was reasonable and prudent and none of the $0.3 billion paid pursuant to the Contractor Settlement Agreement should be disallowed from rate base on the basis of imprudence; (iii) (a) capital costs incurred up to $5.68 billion would be presumed to be reasonable and prudent with the burden of proof on any party challenging such costs, (b) Georgia Power would have the burden to show that any capital costs above $5.68 billion were prudent, and (c) a revised capital cost forecast of $7.3 billion (after reflecting the impact of payments received under the Guarantee Settlement Agreement and related customer refunds) was found reasonable; (iv) construction of Plant Vogtle Units 3 and 4 should be completed, with Southern Nuclear serving as project manager and Bechtel as primary contractor; (v) approved and deemed reasonable Georgia Power's revised schedule placing Plant Vogtle Units 3 and 4 in service in November 2021 and November 2022, respectively; (vi) confirmed that the revised cost forecast does not represent a cost cap and that a prudence proceeding on cost recovery will occur following Unit 4 fuel load, consistent with applicable Georgia law; (vii) reduced the ROE used to calculate the NCCR tariff (a) from 10.95% (the ROE rate setting point authorized by the Georgia PSC at that time) to 10.00% effective January 1, 2016, (b) from 10.00% to 8.30%,

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
effective January 1, 2020, and (c) from 8.30% to 5.30%, effective January 1, 2021 (provided that the ROE in no case will be less than Georgia Power's average cost of long-term debt); (viii) reduced the ROE used for AFUDC equity for Plant Vogtle Units 3 and 4 from 10.00% to Georgia Power's average cost of long-term debt, effective January 1, 2018; and (ix) agreed that effective the first month after Unit 3 reaches commercial operation, retail base rates would be adjusted to include the costs related to Unit 3 and common facilities deemed prudent in the Vogtle Cost Settlement Agreement. On July 31, 2023, Georgia Power notified the Georgia PSC that Unit 3 had reached commercial operation, and, effective August 1, 2023, Georgia Power adjusted retail base rates for Unit 3 and the common facilities shared between Units 3 and 4 (see "Plant Vogtle Unit 3 and Common Facilities Rate Proceeding" herein for additional information). On August 19, 2023, fuel load for Unit 4 was completed, and, on August 30, 2023, Georgia Power filed an application to adjust rates to include reasonable and prudent Plant Vogtle Units 3 and 4 costs (see "Plant Vogtle Units 3 and 4 Prudency Proceeding" herein for additional information).
The January 11, 2018 order also stated that if Plant Vogtle Units 3 and 4 are not commercially operational by June 1, 2021 and June 1, 2022, respectively, the ROE used to calculate the NCCR tariff will be further reduced by 10 basis points each month (but not lower than Georgia Power's average cost of long-term debt) until the respective Unit is commercially operational. The ROE reductions negatively impacted earnings by approximately $300 million in 2022 and are estimated to have negative earnings impacts of approximately $290 million in 2023 and $60 million in 2024. In its January 11, 2018 order, the Georgia PSC also stated if other conditions change and assumptions upon which Georgia Power's seventeenth VCM report are based do not materialize, the Georgia PSC reserved the right to reconsider the decision to continue construction. See "Plant Vogtle Units 3 and 4 Prudency Proceeding" herein for additional information on impacts to the NCCR tariff if commercial operation for Unit 4 is not achieved by March 31, 2024.
In the August 2021 order approving the twenty-fourth VCM report, the Georgia PSC approved a stipulation addressing the following matters: (i) beginning with its twenty-fifth VCM report, Georgia Power will continue to report to the Georgia PSC all costs incurred during the period for review and will request for approval costs up to the $7.3 billion determined to be reasonable in the Georgia PSC's seventeenth VCM order and (ii) Georgia Power will not seek rate recovery of the $0.7 billion increase to the base capital cost forecast included in the nineteenth VCM report and charged to income by Georgia Power in the second quarter 2018. In addition, the August 2021 stipulation confirmed that Georgia Power may request verification and approval of costs above $7.3 billion for inclusion in rate base at a later time, but no earlier than the prudence review contemplated by the seventeenth VCM order described previously. See "Plant Vogtle Units 3 and 4 Prudency Proceeding" herein for additional information on Georgia Power's request for verification and approval of costs above $7.3 billion for inclusion in rate base.
The Georgia PSC approved 25 VCM reports covering periods through June 30, 2021. These reports reflect total construction capital costs incurred of $7.9 billion (net of $1.7 billion of payments received under the Guarantee Settlement Agreement and approximately $188 million in related customer refunds), of which the Georgia PSC has verified and approved $7.3 billion as described above. The Georgia PSC also has reviewed three additional VCM reports, which reflected $1.6 billion of additional construction capital costs incurred through December 31, 2022. Georgia Power filed its twenty-ninth VCM report with the Georgia PSC on August 30, 2023, which reflects the revised capital cost forecast as of June 30, 2023 of $10.6 billion and $390 million of construction capital costs incurred from January 1, 2023 through June 30, 2023.
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
Municipal and Rural Associations Tariff
On October 27, 2023, the FERC approved a settlement agreement filed by Mississippi Power and Cooperative Energy on July 31, 2023 related to Mississippi Power's July 2022 request for a $23 million increase in annual wholesale base revenues under the MRA tariff. The settlement agreement provides for a $16 million increase in annual wholesale base revenues, effective September 14, 2022, and a refund to customers of approximately $6 million primarily related to the difference between the approved rates and interim rates.
Integrated Resource Plans
In October 2023, Mississippi Power signed an affiliate PPA with Georgia Power for 750 MWs of capacity and energy starting January 2024 through December 2028. In order to fulfill this agreement and serve the interests of customers, Mississippi Power will need to delay the anticipated retirement of certain electric generating units, as identified in its 2021 IRP. Mississippi Power is expected to file its next IRP in April 2024 in accordance with the rules and orders of the Mississippi PSC.
Southern Company Gas
Infrastructure Replacement Programs and Capital Projects
Capital expenditures incurred under specific infrastructure replacement programs and capital projects during the first nine months of 2023 were as follows:

Utility	Program	Nine Months Ended September 30, 2023
		(in millions)
Nicor Gas	Investing in Illinois	$320
Virginia Natural Gas	SAVE	56
Atlanta Gas Light	System Reinforcement Rider	84
Chattanooga Gas	Pipeline Replacement Program	7
Total		$467

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Nicor Gas
On June 15, 2023, the Illinois Commission concluded its review of the Qualifying Infrastructure Plant (QIP) capital investments by Nicor Gas for calendar year 2019 under the QIP Rider, also referred to as Investing in Illinois, program. The Illinois Commission disallowed $32 million of the $415 million of capital investments commissioned in 2019, together with the related return on investment. Nicor Gas recorded a pre-tax charge to income in the second quarter 2023 of $38 million ($28 million after tax) associated with the disallowance of capital investments. The disallowance is reflected on the statement of income as an $8 million reduction to revenues and a $30 million increase in operating expenses. On August 3, 2023, the Illinois Commission denied a rehearing request filed by Nicor Gas. On August 24, 2023, Nicor Gas filed a notice of appeal with the Illinois Appellate Court. Nicor Gas defends these investments in infrastructure as prudently incurred. The Illinois Commission has not yet conducted its review for calendar years 2020 through 2022 or the nine months ended September 30, 2023. Any further disallowance by the Illinois Commission could be material. The ultimate outcome of these matters cannot be determined at this time.
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
Virginia Natural Gas
On August 28, 2023, the Virginia Commission approved a stipulation agreement related to Virginia Natural Gas' August 2022 general base rate case filing. The approved agreement provides for a $48 million increase in annual base rate revenues, including the recovery of investments under the SAVE program, an ROE of 9.70%, and an equity ratio of 49.06%. Interim rates became effective January 1, 2023, subject to refund, based on Virginia Natural Gas' original requested increase of approximately $69 million. Refunds to customers related to the difference between the approved rates effective September 1, 2023 and the interim rates will be completed later in the fourth quarter 2023.
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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Southern Company and Mississippi Power
In 2010, the DOE, through a cooperative agreement with SCS, agreed to fund $270 million of the Kemper County energy facility through the grants awarded to the project by the DOE under the Clean Coal Power Initiative Round 2. In 2016, additional DOE grants in the amount of $137 million were awarded to the Kemper County energy facility. In 2018, Mississippi Power filed with the DOE its request for property closeout certification under the contract related to the $387 million of total grants received. In 2020, Mississippi Power and Southern Company executed an agreement with the DOE completing Mississippi Power's request, which enabled Mississippi Power to proceed with full dismantlement of the abandoned gasifier-related assets and site restoration activities. In connection with the DOE closeout discussions, in 2019, the Civil Division of the Department of Justice informed Southern Company and Mississippi Power of a civil investigation related to the DOE grants. On August 4, 2023, the U.S. District Court for the Northern District of Georgia unsealed a civil action in which defendants Southern Company, SCS, and Mississippi Power are alleged to have violated certain provisions of the False Claims Act by fraudulently inducing the DOE to disburse funds pursuant to the grants. The federal government declined to intervene in the action. On October 30, 2023, the plaintiff, a former SCS employee, filed an amended complaint, again alleging certain violations of the False Claims Act. The plaintiff seeks to recover all damages incurred personally and on behalf of the government caused by the defendants' alleged violations, as well as treble damages and attorneys' fees, among other relief. The ultimate outcome of this matter cannot be determined at this time; however, an adverse outcome could have a material impact on Southern Company's and Mississippi Power's financial statements.
Alabama Power
In September 2022, Mobile Baykeeper filed a citizen suit in the U.S. District Court for the Southern District of Alabama alleging that Alabama Power's plan to close the Plant Barry ash pond utilizing a closure-in-place methodology violates the Resource Conservation and Recovery Act (RCRA) and regulations governing CCR. Among other relief requested, Mobile Baykeeper seeks a declaratory judgment that the RCRA and regulations governing CCR are being violated, preliminary and injunctive relief to prevent implementation of Alabama Power's closure plan and the development of a closure plan that satisfies regulations governing CCR requirements. On December 19, 2022, Alabama Power filed a motion to dismiss the case. On September 30, 2023, the magistrate judge issued a report and recommendation to deny Alabama Power's motion to dismiss, to which Alabama Power has filed objections.
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
The amount of possible loss, if any, from these matters cannot be estimated at this time.
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
Southern Power
In July 2021, Southern Power and certain of its subsidiaries filed an arbitration demand with the American Arbitration Association against First Solar for defective design of actuators on trackers and inverters installed by First Solar under the engineering, procurement, and construction agreements associated with five solar projects owned by Southern Power and partners and managed by Southern Power. In February 2023, arbitration hearings concluded. In July 2023, an interim award of approximately $36 million was entered in favor of Southern Power and was subsequently received in September 2023. The interim award included $18 million representing recovery of losses associated with replacement costs, penalty payments, and lost revenues previously incurred. This recovery is reflected in Southern Power's third quarter and year-to-date 2023 statements of income as an $11 million reduction to other operations and maintenance expense and a $7 million increase in other revenues, with $6 million allocated through noncontrolling interests to Southern Power's partners. The remaining $18 million in award proceeds received in excess of the losses incurred is recognized on the balance sheet at September 30, 2023 as restricted cash and a liability to fund future replacement costs. The parties are awaiting issuance of a final award. The ultimate outcome of this matter cannot be determined at this time.
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
Georgia Power's environmental remediation liability was $14 million and $15 million at September 30, 2023 and December 31, 2022, respectively. Georgia Power has been designated or identified as a potentially responsible party at sites governed by the Georgia Hazardous Site Response Act and/or by the federal Comprehensive Environmental Response, Compensation, and Liability Act, and assessment and potential cleanup of such sites is expected.
Southern Company Gas' environmental remediation liability was $234 million and $256 million at September 30, 2023 and December 31, 2022, respectively, based on the estimated cost of environmental investigation and remediation associated with known former manufactured gas plant operating sites.
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
Mississippi Power
In August 2022, the Mississippi Department of Revenue (Mississippi DOR) completed an audit of sales and use taxes paid by Mississippi Power from 2016 to 2019 and entered a final assessment, indicating a total amount due of $28 million, including associated penalties and interest. In October 2022, Mississippi Power filed an administrative appeal with the Mississippi DOR contesting the assessment. On October 2, 2023, Mississippi Power and the Mississippi DOR reached a settlement agreement on an assessment of approximately $11 million including associated penalties and interest, $7 million of which was previously paid by Mississippi Power. On October 5, 2023, Mississippi Power made a final $4 million payment and considers this matter closed.
Pursuant to an accounting order approved by the Mississippi PSC in December 2022, Mississippi Power deferred $3 million of the agreed upon assessment related to taxes and associated interest to a regulatory asset for disposition in a future rate proceeding.

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
The following table disaggregates revenue from contracts with customers for the three and nine months ended September 30, 2023 and 2022:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Three Months Ended September 30, 2023
Operating revenues
Retail electric revenues
Residential	$2,543	$969	$1,473	$101	$—	$—
Commercial	1,845	599	1,151	95	—	—
Industrial	1,116	498	528	90	—	—
Other	30	3	25	2	—	—
Total retail electric revenues	5,534	2,069	3,177	288	—	—
Natural gas distribution revenues
Residential	217	—	—	—	—	217
Commercial	56	—	—	—	—	56
Transportation	275	—	—	—	—	275
Industrial	4	—	—	—	—	4
Other	60	—	—	—	—	60
Total natural gas distribution revenues	612	—	—	—	—	612
Wholesale electric revenues
PPA energy revenues	317	66	31	2	226	—
PPA capacity revenues	151	26	13	3	110	—
Non-PPA revenues	101	15	21	137	126	—
Total wholesale electric revenues	569	107	65	142	462	—
Other natural gas revenues
Gas marketing services	54	—	—	—	—	54
Other natural gas revenues	8	—	—	—	—	8
Total natural gas revenues	62	—	—	—	—	62
Other revenues	330	54	146	10	18	—
Total revenue from contracts with customers	7,107	2,230	3,388	440	480	674
Other revenue sources(*)	(127)	(147)	(151)	(4)	173	15
Total operating revenues	$6,980	$2,083	$3,237	$436	$653	$689

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Nine Months Ended September 30, 2023
Operating revenues
Retail electric revenues
Residential	$5,717	$2,277	$3,202	$238	$—	$—
Commercial	4,464	1,493	2,733	238	—	—
Industrial	2,770	1,324	1,195	251	—	—
Other	84	10	68	6	—	—
Total retail electric revenues	13,035	5,104	7,198	733	—	—
Natural gas distribution revenues
Residential	1,443	—	—	—	—	1,443
Commercial	370	—	—	—	—	370
Transportation	878	—	—	—	—	878
Industrial	33	—	—	—	—	33
Other	228	—	—	—	—	228
Total natural gas distribution revenues	2,952	—	—	—	—	2,952
Wholesale electric revenues
PPA energy revenues	853	196	66	8	601	—
PPA capacity revenues	490	130	38	36	289	—
Non-PPA revenues	199	49	30	315	312	—
Total wholesale electric revenues	1,542	375	134	359	1,202	—
Other natural gas revenues
Gas marketing services	358	—	—	—	—	358
Other natural gas revenues	28	—	—	—	—	28
Total natural gas revenues	386	—	—	—	—	386
Other revenues	971	159	422	31	46	—
Total revenue from contracts with customers	18,886	5,638	7,754	1,123	1,248	3,338
Other revenue sources(*)	322	(218)	51	14	438	79
Total operating revenues	$19,208	$5,420	$7,805	$1,137	$1,686	$3,417

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Three Months Ended September 30, 2022
Operating revenues
Retail electric revenues
Residential	$2,104	$799	$1,212	$93	$—	$—
Commercial	1,637	499	1,051	87	—	—
Industrial	1,183	452	642	89	—	—
Other	27	3	22	2	—	—
Total retail electric revenues	4,951	1,753	2,927	271	—	—
Natural gas distribution revenues
Residential	331	—	—	—	—	331
Commercial	93	—	—	—	—	93
Transportation	259	—	—	—	—	259
Industrial	12	—	—	—	—	12
Other	49	—	—	—	—	49
Total natural gas distribution revenues	744	—	—	—	—	744
Wholesale electric revenues
PPA energy revenues	812	187	40	4	591	—
PPA capacity revenues	175	56	12	1	107	—
Non-PPA revenues	58	67	4	242	303	—
Total wholesale electric revenues	1,045	310	56	247	1,001	—
Other natural gas revenues
Gas marketing services	84	—	—	—	—	84
Other natural gas revenues	15	—	—	—	—	15
Total natural gas revenues	99	—	—	—	—	99
Other revenues	277	65	110	13	9	—
Total revenue from contracts with customers	7,116	2,128	3,093	531	1,010	843
Other revenue sources(*)	1,262	316	796	(21)	170	14
Total operating revenues	$8,378	$2,444	$3,889	$510	$1,180	$857

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Nine Months Ended September 30, 2022
Operating revenues
Retail electric revenues
Residential	$5,282	$2,049	$2,995	$238	$—	$—
Commercial	4,202	1,285	2,688	229	—	—
Industrial	2,914	1,143	1,529	242	—	—
Other	79	10	62	7	—	—
Total retail electric revenues	12,477	4,487	7,274	716	—	—
Natural gas distribution revenues
Residential	1,821	—	—	—	—	1,821
Commercial	493	—	—	—	—	493
Transportation	872	—	—	—	—	872
Industrial	60	—	—	—	—	60
Other	244	—	—	—	—	244
Total natural gas distribution revenues	3,490	—	—	—	—	3,490
Wholesale electric revenues
PPA energy revenues	1,739	354	112	11	1,285	—
PPA capacity revenues	443	135	35	4	273	—
Non-PPA revenues	182	166	19	511	572	—
Total wholesale electric revenues	2,364	655	166	526	2,130	—
Other natural gas revenues
Gas marketing services	417	—	—	—	—	417
Other natural gas revenues	41	—	—	—	—	41
Total natural gas revenues	458	—	—	—	—	458
Other revenues	810	173	327	34	27	—
Total revenue from contracts with customers	19,599	5,315	7,767	1,276	2,157	3,948
Other revenue sources(*)	2,633	708	1,451	3	461	50
Total operating revenues	$22,232	$6,023	$9,218	$1,279	$2,618	$3,998
(*)Other revenue sources relate to revenues from customers accounted for as derivatives and leases, alternative revenue programs at Southern Company Gas, and cost recovery mechanisms and revenues (including those related to fuel costs) that meet other scope exceptions for revenues from contracts with customers at the traditional electric operating companies.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Contract Balances
The following table reflects the closing balances of receivables, contract assets, and contract liabilities related to revenues from contracts with customers at September 30, 2023 and December 31, 2022:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Accounts Receivable
At September 30, 2023	$2,680	$858	$1,175	$106	$138	$331
At December 31, 2022	3,123	696	922	92	237	1,107
Contract Assets
At September 30, 2023	$267	$6	$146	$—	$—	$41
At December 31, 2022	156	2	89	—	—	—
Contract Liabilities
At September 30, 2023	$62	$—	$8	$2	$8	$—
At December 31, 2022	45	4	9	—	1	—
Contract assets for Georgia Power primarily relate to retail customer fixed bill programs, where the payment is contingent upon Georgia Power's continued performance and the customer's continued participation in the program over a one-year contract term, and unregulated service agreements, where payment is contingent on project completion. Contract liabilities for Georgia Power primarily relate to cash collections recognized in advance of revenue for unregulated service agreements. At September 30, 2023, Southern Company Gas' contract assets relate to work performed on an energy efficiency enhancement and upgrade contract with the U.S. General Services Administration. Southern Company Gas receives cash advances from a third-party financial institution to fund work performed, of which approximately $51 million had been received at September 30, 2023. These advances have been accounted for as long-term debt on the balance sheets. See Note 1 to the financial statements under "Affiliate Transactions" in Item 8 of the Form 10-K for additional information regarding the construction contract. At September 30, 2023 and December 31, 2022, Southern Company's unregulated distributed generation business had contract assets of $75 million and $65 million, respectively, and contract liabilities of $47 million and $32 million, respectively, for outstanding performance obligations.
Revenues recognized in the three and nine months ended September 30, 2023, which were included in contract liabilities at December 31, 2022, were immaterial for the applicable Registrants. Contract liabilities are primarily classified as current on the balance sheets as the corresponding revenues are generally expected to be recognized within one year.
Remaining Performance Obligations
The Subsidiary Registrants may enter into long-term contracts with customers in which revenues are recognized as performance obligations are satisfied over the contract term. For Alabama Power, Georgia Power, and Southern Power, these contracts primarily relate to PPAs whereby electricity and generation capacity are provided to a customer. The revenue recognized for the delivery of electricity is variable; however, certain PPAs include a fixed payment for fixed generation capacity over the term of the contract. For Southern Company Gas, these contracts primarily relate to the U.S. General Services Administration contract described above. Southern Company's unregulated distributed generation business also has partially satisfied performance obligations related to certain

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
fixed price contracts. Revenues from contracts with customers related to these performance obligations remaining at September 30, 2023 are expected to be recognized as follows:

	2023 (remaining)	2024	2025	2026	2027	Thereafter
	(in millions)
Southern Company	$166	$599	$359	$318	$319	$2,245
Alabama Power	10	24	8	—	—	—
Georgia Power	23	66	34	14	14	23
Southern Power	84	356	302	303	310	2,233
Southern Company Gas	4	29	—	—	—	—
Lease Income
Lease income for the three and nine months ended September 30, 2023 and 2022 is as follows:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
For the Three Months Ended September 30, 2023
Lease income - interest income on sales-type leases	$6	$—	$—	$4	$2	$—
Lease income - operating leases	36	3	7	—	21	9
Variable lease income	134	—	—	—	144	—
Total lease income	$176	$3	$7	$4	$167	$9

For the Nine Months Ended September 30, 2023
Lease income - interest income on sales-type leases	$18	$—	$—	$11	$7	$—
Lease income - operating leases	129	32	22	2	64	27
Variable lease income	327	1	—	—	351	—
Total lease income	$474	$33	$22	$13	$422	$27

For the Three Months Ended September 30, 2022
Lease income - interest income on sales-type leases	$7	$—	$—	$4	$3	$—
Lease income - operating leases	50	19	8	1	21	9
Variable lease income	139	—	—	—	145	—
Total lease income	$196	$19	$8	$5	$169	$9

For the Nine Months Ended September 30, 2022
Lease income - interest income on sales-type leases	$19	$—	$—	$11	$8	$—
Lease income - operating leases	149	58	24	1	64	27
Variable lease income	355	1	—	—	372	—
Total lease income	$523	$59	$24	$12	$444	$27
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
Southern Company
At September 30, 2023 and December 31, 2022, Southern Holdings had equity method investments totaling $126 million and $112 million, respectively, primarily related to investments in venture capital funds focused on energy and utility investments. Earnings from these investments were immaterial for all periods presented.
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
SP Solar and SP Wind
At September 30, 2023 and December 31, 2022, SP Solar had total assets of $5.8 billion and $5.9 billion, respectively, total liabilities of $0.4 billion, and noncontrolling interests of $1.1 billion. Cash distributions from SP Solar are allocated 67% to Southern Power and 33% to the limited partner in accordance with their partnership interest percentage. Under the terms of the limited partnership agreement, distributions without limited partner consent are limited to available cash and SP Solar is obligated to distribute all such available cash to its partners each quarter. Available cash includes all cash generated in the quarter subject to the maintenance of appropriate operating reserves.
At September 30, 2023 and December 31, 2022, SP Wind had total assets of $2.2 billion, total liabilities of $184 million and $169 million, respectively, and noncontrolling interests of $38 million and $39 million, respectively. Under the terms of the limited liability agreement, distributions without Class A member consent are limited to available cash and SP Wind is obligated to distribute all such available cash to its members each quarter. Available cash includes all cash generated in the quarter subject to the maintenance of appropriate operating reserves. Cash distributions from SP Wind are generally allocated 60% to Southern Power and 40% to the three financial investors in accordance with the limited liability agreement.
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
At September 30, 2023 and December 31, 2022, the other VIEs had total assets of $1.7 billion and $1.8 billion, respectively, total liabilities of $0.2 billion, and noncontrolling interests of $0.8 billion. Under the terms of the partnership agreements, distributions of all available cash are required each month or quarter and additional distributions require partner consent.

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
Southern Company Gas
Equity Method Investments
The carrying amounts of Southern Company Gas' equity method investments at September 30, 2023 and December 31, 2022 and related earnings from those investments for the three and nine months ended September 30, 2023 and 2022 were as follows:

Investment Balance	September 30, 2023	December 31, 2022
	(in millions)
SNG	$1,210	$1,243
Other	33	33
Total	$1,243	$1,276

	Three Months Ended September 30,		Nine Months Ended September 30,
Earnings from Equity Method Investments	2023	2022	2023	2022
	(in millions)
SNG	$32	$34	$104	$104
Other	—	—	—	1
Total	$32	$34	$104	$105

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
(F) FINANCING AND LEASES
Bank Credit Arrangements
See Note 8 to the financial statements under "Bank Credit Arrangements" in Item 8 of the Form 10-K for additional information.
At September 30, 2023, committed credit arrangements with banks were as follows:

	Expires
Company	2024	2025	2026	2028	Total	Unused	Expires within One Year
	(in millions)
Southern Company parent(a)	$150	$—	$—	$1,850	$2,000	$1,998	$150
Alabama Power	—	—	650	700	1,350	1,350	—
Georgia Power	—	—	—	1,750	1,750	1,726	—
Mississippi Power	—	125	150	—	275	275	—
Southern Power(a)(b)	—	—	—	600	600	589	—
Southern Company Gas(c)	100	—	—	1,500	1,600	1,598	100
SEGCO	30	—	—	—	30	30	30
Southern Company	$280	$125	$800	$6,400	$7,605	$7,566	$280
(a)Arrangement expiring in 2028 represents a $2.45 billion combined arrangement for Southern Company and Southern Power as borrowers. Pursuant to the combined facility, the allocations between Southern Company and Southern Power may be adjusted.
(b)Does not include Southern Power Company's $75 million and $100 million continuing letter of credit facilities for standby letters of credit, expiring in 2025 and 2026, respectively, of which $9 million and $16 million, respectively, was unused at September 30, 2023. In March 2023, Southern Power amended the $100 million letter of credit facility, which, among other things, extended the expiration date from 2025 to 2026 and increased the amount from $75 million. Southern Power's subsidiaries are not parties to its bank credit arrangements or letter of credit facilities.
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
As reflected in the table above, in May 2023, Southern Company and Southern Power combined and extended their multi-year credit arrangements previously maturing in 2026, resulting in a single aggregate $2.45 billion facility (currently allocated $1.85 billion for Southern Company and $600 million for Southern Power) maturing in 2028. Pursuant to the combined facility, the allocations between Southern Company and Southern Power may be adjusted. Alabama Power, Georgia Power, and Southern Company Gas Capital, along with Nicor Gas, amended and restated certain of their multi-year credit arrangements, which, among other things, extended the maturity dates from 2026 to 2028. Mississippi Power amended and restated certain of its multi-year credit arrangements aggregating $150 million, which, among other things, extended the maturity dates from 2024 to 2026. Nicor Gas also entered into a $100 million credit arrangement maturing in 2024 to replace its $250 million credit arrangement that expired in 2023. In June 2023, Southern Company also entered into a new $150 million credit arrangement maturing in 2024. In August 2023, Alabama Power amended and restated one of its multi-year credit arrangements, which, among other things, extended the maturity date from 2024 to 2026 and increased the borrowing capacity from $550 million to $650 million.

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
These bank credit arrangements, as well as the term loan arrangements of the Registrants, Nicor Gas, and SEGCO, contain covenants that limit debt levels and contain cross-acceleration provisions to other indebtedness (including guarantee obligations) that are restricted only to the indebtedness of the individual company. The cross-acceleration provisions to other indebtedness would trigger an event of default if the applicable borrower defaulted on indebtedness, the payment of which was then accelerated. At September 30, 2023, the Registrants, Nicor Gas, and SEGCO were in compliance with all such covenants. None of the bank credit arrangements contain material adverse change clauses at the time of borrowings.
A portion of the unused credit with banks is allocated to provide liquidity support to certain revenue bonds of the traditional electric operating companies and the commercial paper programs of the Registrants, Nicor Gas, and SEGCO. At September 30, 2023, outstanding variable rate demand revenue bonds of the traditional electric operating companies with allocated liquidity support totaled approximately $1.7 billion (comprised of approximately $818 million at Alabama Power, $819 million at Georgia Power, and $69 million at Mississippi Power). In addition, at September 30, 2023, Alabama Power and Georgia Power had approximately $120 million and $325 million, respectively, of fixed rate revenue bonds outstanding that are required to be remarketed within the next 12 months. The variable rate demand revenue bonds and fixed rate revenue bonds required to be remarketed within the next 12 months are classified as long-term debt on the balance sheets as a result of available long-term committed credit.
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
Interest on the Series 2023A Convertible Senior Notes is payable semiannually, which began on June 15, 2023. The Series 2023A Convertible Senior Notes will mature on December 15, 2025, unless earlier converted or repurchased, but are not redeemable at the option of Southern Company. The Series 2023A Convertible Senior Notes are direct, unsecured, and unsubordinated obligations of Southern Company, ranking equally with all of Southern Company's other unsecured and unsubordinated indebtedness from time to time outstanding, and are effectively subordinated to all secured indebtedness of Southern Company.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
As reported shares	1,092	1,082	1,092	1,070
Effect of stock-based compensation	7	6	6	6
Diluted shares	1,099	1,088	1,098	1,076
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
Current and Deferred Income Taxes
Tax Credit and Net Operating Loss Carryforwards
Southern Company had federal ITC and PTC carryforwards (primarily related to Southern Power) totaling $1.0 billion and $1.1 billion at September 30, 2023 and December 31, 2022, respectively.
Southern Company's federal PTC and ITC carryforwards begin expiring in 2031, but are expected to be fully utilized by 2028. The utilization of each Registrant's estimated tax credit and state net operating loss carryforwards and related valuation allowances could be impacted by numerous factors, including the acquisition of additional renewable projects, changes in taxable income projections, transfer of eligible credits, and potential income tax rate changes. In the third quarter 2023, Georgia Power started generating advanced nuclear PTCs for Plant Vogtle Unit 3 beginning on the in-service date of July 31, 2023. In addition, pursuant to the Global Amendments to the Vogtle Joint Ownership Agreements (as defined in Note (B) under "Georgia Power – Nuclear Construction – Joint Owner Contracts"), Georgia Power is purchasing advanced nuclear PTCs for Plant Vogtle Unit 3 from certain other Vogtle Owners. See Note (B) and Note 2 to the financial statements in Item 8 of the Form 10-K under "Georgia Power – Nuclear Construction" for additional information on Plant Vogtle Units 3 and 4.
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
Southern Company
Southern Company's effective tax rate was 13.9% for the nine months ended September 30, 2023 compared to 20.0% for the corresponding period in 2022. The effective tax rate decrease was primarily due to an increase in the flowback of certain excess deferred income taxes at Alabama Power in 2023, lower pre-tax earnings in 2023, and an adjustment related to state tax credit carryforwards and the related valuation allowance at Georgia Power in 2022 and 2023, partially offset by the flowback of certain excess deferred income taxes ending in 2022 at Georgia Power.
Alabama Power
Alabama Power's effective tax rate was 8.3% for the nine months ended September 30, 2023 compared to 23.7% for the corresponding period in 2022. The effective tax rate decrease was primarily due to an increase in the flowback of certain excess deferred income taxes in 2023. See Note 2 to the financial statements under "Alabama Power – Excess Accumulated Deferred Income Tax Accounting Order" in Item 8 of the Form 10-K for additional information.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Georgia Power
Georgia Power's effective tax rate was 18.2% for the nine months ended September 30, 2023 compared to 18.5% for the corresponding period in 2022. The effective tax rate decrease was primarily due to an adjustment related to state tax credit carryforwards in 2022, a decrease in a valuation allowance on certain state tax credit carryforwards in 2023, and lower pre-tax earnings in 2023, largely offset by the flowback of certain excess deferred income taxes ending in 2022.
Mississippi Power
Mississippi Power's effective tax rate was 16.9% for the nine months ended September 30, 2023 compared to 20.1% for the corresponding period in 2022. The effective tax rate decrease was primarily due to an increase in the flowback of certain excess deferred income taxes in 2023.
Southern Power
Southern Power's effective tax rate was 14.8% for the nine months ended September 30, 2023 compared to 18.8% for the corresponding period in 2022. The effective tax rate decrease was primarily due to changes in state apportionment methodology resulting from tax legislation enacted by the State of Tennessee in May 2023.
Unrecognized Tax Benefits
Southern Company's and Georgia Power's unrecognized tax positions balances at September 30, 2023 were $167 million and $86 million, respectively, compared to $80 million for Southern Company at December 31, 2022. The increases from prior periods are primarily related to the amendment of certain 2019 through 2021 state tax filing positions related to tax credit utilization. If effective settlement of the positions is favorable, these positions would decrease Southern Company's and Georgia Power's effective tax rates. The ultimate outcome of this unrecognized tax benefit, of which a portion is expected to be resolved within the next 12 months, is dependent on acceptance by the state or expiration of related statute of limitations.
Subsequent to September 30, 2023, a statute of limitations expired related to a 2019 state tax filing position to exclude certain gains from 2019 dispositions from taxation in a certain unitary state. This $44 million tax position and related interest will be recognized in the fourth quarter 2023 and will decrease Southern Company's annual effective tax rate.
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
On each Registrant's condensed statements of income, the service cost component of net periodic benefit costs is included in other operations and maintenance expenses and all other components of net periodic benefit costs are included in other income (expense), net. Components of the net periodic benefit costs for the three and nine months ended September 30, 2023 and 2022 are presented in the following tables.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Three Months Ended September 30, 2023
Pension Plans
Service cost	$69	$16	$17	$2	$2	$6
Interest cost	156	37	48	7	2	11
Expected return on plan assets	(307)	(75)	(97)	(13)	(4)	(22)
Amortization:
Prior service costs	—	—	—	—	—	(1)
Regulatory asset	—	—	—	—	—	4
Net (gain) loss	8	2	4	1	—	(1)
Net periodic pension income	$(74)	$(20)	$(28)	$(3)	$—	$(3)

Postretirement Benefits
Service cost	$4	$1	$1	$—	$—	$—
Interest cost	18	5	6	1	—	2
Expected return on plan assets	(21)	(9)	(7)	(1)	—	(2)
Amortization:
Prior service costs	—	—	1	—	—	—
Regulatory asset	—	—	—	—	—	2
Net gain	(4)	(1)	(1)	—	—	(1)
Net periodic postretirement benefit cost (income)	$(3)	$(4)	$—	$—	$—	$1

Nine Months Ended September 30, 2023
Pension Plans
Service cost	$207	$48	$51	$8	$5	$18
Interest cost	469	109	143	21	6	32
Expected return on plan assets	(922)	(223)	(289)	(41)	(12)	(65)
Amortization:
Prior service costs	—	—	1	—	—	(2)
Regulatory asset	—	—	—	—	—	11
Net (gain) loss	24	7	10	1	—	(3)
Net periodic pension income	$(222)	$(59)	$(84)	$(11)	$(1)	$(9)

Postretirement Benefits
Service cost	$11	$3	$3	$—	$—	$1
Interest cost	53	13	19	2	—	6
Expected return on plan assets	(62)	(26)	(22)	(1)	—	(5)
Amortization:
Prior service costs	1	—	1	—	—	—
Regulatory asset	—	—	—	—	—	5
Net gain	(10)	(2)	(3)	—	—	(3)
Net periodic postretirement benefit cost (income)	$(7)	$(12)	$(2)	$1	$—	$4

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Three Months Ended September 30, 2022
Pension Plans
Service cost	$103	$25	$26	$5	$2	$9
Interest cost	102	24	31	5	2	7
Expected return on plan assets	(316)	(77)	(99)	(15)	(4)	(22)
Amortization:
Prior service costs	—	—	—	—	—	(1)
Regulatory asset	—	—	—	—	—	3
Net loss	60	16	18	2	1	2
Net periodic pension cost (income)	$(51)	$(12)	$(24)	$(3)	$1	$(2)

Postretirement Benefits
Service cost	$6	$2	$2	$1	$1	$—
Interest cost	10	3	4	—	—	1
Expected return on plan assets	(20)	(9)	(8)	—	—	(2)
Amortization:
Prior service costs	(1)	—	—	—	—	—
Regulatory asset	—	—	—	—	—	2
Net (gain)/loss	1	—	—	—	—	(1)
Net periodic postretirement benefit cost (income)	$(4)	$(4)	$(2)	$1	$1	$—

Nine Months Ended September 30, 2022
Pension Plans
Service cost	$309	$74	$78	$13	$7	$26
Interest cost	306	72	92	14	5	21
Expected return on plan assets	(949)	(229)	(298)	(44)	(12)	(68)
Amortization:
Prior service costs	—	—	1	—	—	(2)
Regulatory asset	—	—	—	—	—	11
Net loss	180	47	55	9	2	5
Net periodic pension cost (income)	$(154)	$(36)	$(72)	$(8)	$2	$(7)

Postretirement Benefits
Service cost	$17	$5	$5	$1	$1	$1
Interest cost	31	8	11	1	—	4
Expected return on plan assets	(60)	(25)	(21)	(1)	—	(6)
Amortization:
Prior service costs	(1)	—	—	—	—	—
Regulatory asset	—	—	—	—	—	5
Net (gain) loss	1	—	1	—	—	(2)
Net periodic postretirement benefit cost (income)	$(12)	$(12)	$(4)	$1	$1	$2

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
(I) FAIR VALUE MEASUREMENTS
At September 30, 2023, assets and liabilities measured at fair value on a recurring basis during the period, together with their associated level of the fair value hierarchy, were as follows:

	Fair Value Measurements Using:
At September 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value as a Practical Expedient (NAV)	Total
	(in millions)
Southern Company
Assets:
Energy-related derivatives(a)	$7	$73	$—	$—	$80
Investments in trusts:(b)
Domestic equity	692	196	—	—	888
Foreign equity	131	154	—	—	285
U.S. Treasury and government agency securities	—	337	—	—	337
Municipal bonds	—	42	—	—	42
Pooled funds – fixed income	—	6	—	—	6
Corporate bonds	—	368	—	—	368
Mortgage and asset backed securities	—	85	—	—	85
Private equity	—	—	—	169	169
Cash and cash equivalents	3	—	—	—	3
Other	33	3	—	8	44
Cash equivalents and restricted cash	919	11	—	—	930
Other investments	9	34	8	—	51
Total	$1,794	$1,309	$8	$177	$3,288
Liabilities:
Energy-related derivatives(a)	$34	$217	$—	$—	$251
Interest rate derivatives	—	351	—	—	351
Foreign currency derivatives	—	192	—	—	192
Contingent consideration	5	—	19	—	24
Other	—	13	—	—	13
Total	$39	$773	$19	$—	$831

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Fair Value Measurements Using:
At September 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value as a Practical Expedient (NAV)	Total
	(in millions)
Alabama Power
Assets:
Energy-related derivatives	$—	$26	$—	$—	$26
Nuclear decommissioning trusts:(b)
Domestic equity	404	188	—	—	592
Foreign equity	131	—	—	—	131
U.S. Treasury and government agency securities	—	20	—	—	20
Municipal bonds	—	1	—	—	1
Corporate bonds	—	215	—	—	215
Mortgage and asset backed securities	—	22	—	—	22
Private equity	—	—	—	169	169
Other	10	—	—	8	18
Cash equivalents and restricted cash	489	11	—	—	500
Other investments	—	34	—	—	34
Total	$1,034	$517	$—	$177	$1,728
Liabilities:
Energy-related derivatives	$—	$75	$—	$—	$75

Georgia Power
Assets:
Energy-related derivatives	$—	$14	$—	$—	$14
Nuclear decommissioning trusts:(b)
Domestic equity	288	1	—	—	289
Foreign equity	—	153	—	—	153
U.S. Treasury and government agency securities	—	317	—	—	317
Municipal bonds	—	41	—	—	41
Corporate bonds	—	153	—	—	153
Mortgage and asset backed securities	—	63	—	—	63
Other	23	3	—	—	26
Total	$311	$745	$—	$—	$1,056
Liabilities:
Energy-related derivatives	$—	$83	$—	$—	$83

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Fair Value Measurements Using:
At September 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value as a Practical Expedient (NAV)	Total
	(in millions)
Mississippi Power
Assets:
Energy-related derivatives	$—	$24	$—	$—	$24
Cash equivalents	3	—	—	—	3
Total	$3	$24	$—	$—	$27
Liabilities:
Energy-related derivatives	$—	$44	$—	$—	$44

Southern Power
Assets:
Energy-related derivatives	$—	$5	$—	$—	$5
Cash equivalents	23	—	—	—	23
Total	$23	$5	$—	$—	$28
Liabilities:
Energy-related derivatives	$—	$6	$—	$—	$6
Foreign currency derivatives	—	42	—	—	42
Contingent consideration	5	—	19	—	24
Other	—	13	—	—	13
Total	$5	$61	$19	$—	$85

Southern Company Gas
Assets:
Energy-related derivatives(a)	$7	$4	$—	$—	$11
Non-qualified deferred compensation trusts:
Domestic equity	—	7	—	—	7
Foreign equity	—	1	—	—	1
Pooled funds – fixed income	—	6	—	—	6
Cash equivalents	3	—	—	—	3
Cash equivalents	294	—	—	—	294
Total	$304	$18	$—	$—	$322
Liabilities:
Energy-related derivatives(a)	$34	$9	$—	$—	$43
Interest rate derivatives	—	99	—	—	99
Total	$34	$108	$—	$—	$142
(a)Excludes cash collateral of $49 million.
(b)Excludes receivables related to investment income, pending investment sales, payables related to pending investment purchases, and currencies. See Note 6 to the financial statements in Item 8 of the Form 10-K for additional information.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Southern Company, Alabama Power, and Georgia Power continue to elect the option to fair value investment securities held in the nuclear decommissioning trust funds. The fair value of the funds, including reinvested interest and dividends and excluding the funds' expenses, increased (decreased) by the amounts shown in the table below for the three and nine months ended September 30, 2023 and 2022. The changes were recorded as a change to the regulatory assets and liabilities related to AROs for Georgia Power and Alabama Power, respectively.

	Three Months Ended		Nine Months Ended
Fair value increases (decreases)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	(in millions)
Southern Company	$(4)	$(106)	$211	$(486)
Alabama Power	(36)	(53)	54	(245)
Georgia Power	32	(53)	157	(241)
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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Southern Power has contingent payment obligations related to two of its acquisitions whereby it is primarily obligated to make generation-based payments to the seller, commencing at the commercial operation of each facility and continuing through 2026 and 2035, respectively. The obligations are primarily categorized as Level 3 under Fair Value Measurements as the fair value is determined using significant unobservable inputs for the forecasted facility's generation in MW-hours, as well as other inputs such as a fixed dollar amount per MW-hour, and a discount rate. The fair value of contingent consideration reflects the net present value of expected payments and any periodic change arising from forecasted generation is expected to be immaterial.
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
At September 30, 2023, the fair value measurements of private market investments held in Alabama Power's nuclear decommissioning trusts that are calculated at net asset value per share (or its equivalent) as a practical expedient totaled $177 million and unfunded commitments related to the private market investments totaled $72 million. Private market investments include high-quality private equity funds across several market sectors, funds that invest in real estate assets, and a private credit fund. Private market funds do not have redemption rights. Distributions from these funds will be received as the underlying investments in the funds are liquidated.
At September 30, 2023, other financial instruments for which the carrying amount did not equal fair value were as follows:

	Southern Company(*)	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas(*)
	(in billions)
Long-term debt, including securities due within one year:
Carrying amount	$58.8	$11.2	$15.8	$1.6	$2.7	$8.1
Fair value	50.8	9.4	13.4	1.3	2.4	6.5
(*)The carrying amount of Southern Company Gas' long-term debt includes fair value adjustments from the effective date of the 2016 merger with Southern Company. Southern Company Gas amortizes the fair value adjustments over the remaining lives of the respective bonds, the latest being through 2043.
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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
At September 30, 2023, the net volume of energy-related derivative contracts for natural gas positions, together with the longest hedge date over which the respective entity is hedging its exposure to the variability in future cash flows for forecasted transactions and the longest non-hedge date for derivatives not designated as hedges, were as follows:

	Net Purchased mmBtu	Longest Hedge Date	Longest Non-Hedge Date
	(in millions)
Southern Company(*)	422	2030	2028
Alabama Power	109	2026	—
Georgia Power	104	2026	—
Mississippi Power	80	2027	—
Southern Power	8	2030	2024
Southern Company Gas(*)	121	2027	2028
(*)Southern Company Gas' derivative instruments include both long and short natural gas positions. A long position is a contract to purchase natural gas and a short position is a contract to sell natural gas. Southern Company Gas' volume represents the net of 135.5 million mmBtu long natural gas positions and 14.2 million mmBtu short natural gas positions at September 30, 2023, which is also included in Southern Company's total volume.
In addition to the volumes discussed above, the traditional electric operating companies and Southern Power enter into physical natural gas supply contracts that provide the option to sell back excess natural gas due to operational constraints. The maximum expected volume of natural gas subject to such a feature is 14 million mmBtu for Southern Company, which includes 4 million mmBtu for Alabama Power, 5 million mmBtu for Georgia Power, 2 million mmBtu for Mississippi Power, and 3 million mmBtu for Southern Power.
For cash flow hedges of energy-related derivatives, the estimated pre-tax losses expected to be reclassified from accumulated OCI to earnings for the 12-month period ending September 30, 2024 are $30 million for Southern Company, $25 million for Southern Company Gas, and immaterial for Southern Power.
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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
At September 30, 2023, the following interest rate derivatives were outstanding:

	Notional Amount	Weighted Average Interest Rate Paid	Interest Rate Received	Hedge Maturity Date	Fair Value Gain (Loss) at September 30, 2023
	(in millions)				(in millions)
Fair Value Hedges of Existing Debt
Southern Company parent	$400	1-month SOFR + 0.80%	1.75%	March 2028	$(56)
Southern Company parent	1,000	1-month SOFR + 2.48%	3.70%	April 2030	(196)
Southern Company Gas	500	1-month SOFR + 0.49%	1.75%	January 2031	(99)
Southern Company	$1,900				$(351)
For cash flow hedges of interest rate derivatives, the estimated pre-tax losses expected to be reclassified from accumulated OCI to interest expense for the 12-month period ending September 30, 2024 are $19 million for Southern Company and immaterial for the traditional electric operating companies and Southern Company Gas. Deferred gains and losses related to interest rate derivatives are expected to be amortized into earnings through 2052 for Southern Company, Alabama Power, and Georgia Power, 2028 for Mississippi Power, and 2046 for Southern Company Gas.
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
At September 30, 2023, the following foreign currency derivatives were outstanding:

	Pay Notional	Pay Rate	Receive Notional	Receive Rate	Hedge Maturity Date	Fair Value Gain (Loss) at September 30, 2023
	(in millions)		(in millions)			(in millions)
Cash Flow Hedges of Existing Debt
Southern Power	$564	3.78%	€500	1.85%	June 2026	$(42)
Fair Value Hedges of Existing Debt
Southern Company parent	1,476	3.39%	1,250	1.88%	September 2027	(150)
Southern Company	$2,040		€1,750			$(192)
For cash flow hedges of foreign currency derivatives, the estimated pre-tax losses expected to be reclassified from accumulated OCI to earnings for the 12-month period ending September 30, 2024 are $10 million for Southern Power.

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
The fair value of energy-related derivatives, interest rate derivatives, and foreign currency derivatives was reflected in the balance sheets as follows:

	At September 30, 2023		At December 31, 2022
Derivative Category and Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
	(in millions)		(in millions)
Southern Company
Energy-related derivatives designated as hedging instruments for regulatory purposes
Assets from risk management activities/Liabilities from risk management activities	$34	$134	$123	$121
Other deferred charges and assets/Other deferred credits and liabilities	36	77	52	44
Total derivatives designated as hedging instruments for regulatory purposes	70	211	175	165
Derivatives designated as hedging instruments in cash flow and fair value hedges
Energy-related derivatives:
Assets from risk management activities/Liabilities from risk management activities	—	28	3	27
Other deferred charges and assets/Other deferred credits and liabilities	4	2	6	4
Interest rate derivatives:
Assets from risk management activities/Liabilities from risk management activities	—	80	12	62
Other deferred charges and assets/Other deferred credits and liabilities	—	271	—	240
Foreign currency derivatives:
Assets from risk management activities/Liabilities from risk management activities	—	35	—	34
Other deferred charges and assets/Other deferred credits and liabilities	—	157	—	182
Total derivatives designated as hedging instruments in cash flow and fair value hedges	4	573	21	549
Energy-related derivatives not designated as hedging instruments
Assets from risk management activities/Liabilities from risk management activities	5	8	13	13
Other deferred charges and assets/Other deferred credits and liabilities	1	2	2	1
Total derivatives not designated as hedging instruments	6	10	15	14
Gross amounts recognized	80	794	211	728
Gross amounts offset(a)	(37)	(86)	(70)	(111)
Net amounts recognized in the Balance Sheets(b)	$43	$708	$141	$617

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	At September 30, 2023		At December 31, 2022
Derivative Category and Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
	(in millions)		(in millions)
Alabama Power(c)
Energy-related derivatives designated as hedging instruments for regulatory purposes
Other current assets/Other current liabilities	$15	$46	$42	$21
Other deferred charges and assets/Other deferred credits and liabilities	11	29	20	18
Total derivatives designated as hedging instruments for regulatory purposes	26	75	62	39
Gross amounts offset	(17)	(17)	(24)	(24)
Net amounts recognized in the Balance Sheets	$9	$58	$38	$15

Georgia Power
Energy-related derivatives designated as hedging instruments for regulatory purposes
Other current assets/Other current liabilities	$4	$57	$36	$43
Other deferred charges and assets/Other deferred credits and liabilities	10	26	6	18
Total derivatives designated as hedging instruments for regulatory purposes	14	83	42	61
Energy-related derivatives not designated as hedging instruments
Other current assets/Other current liabilities	—	—	—	1
Gross amounts recognized	14	83	42	62
Gross amounts offset	(11)	(11)	(21)	(21)
Net amounts recognized in the Balance Sheets	$3	$72	$21	$41

Mississippi Power(c)
Energy-related derivatives designated as hedging instruments for regulatory purposes
Other current assets/Other current liabilities	$9	$22	$33	$24
Other deferred charges and assets/Other deferred credits and liabilities	15	22	26	8
Total derivatives designated as hedging instruments for regulatory purposes	24	44	59	32
Gross amounts offset	(17)	(17)	(17)	(17)
Net amounts recognized in the Balance Sheets	$7	$27	$42	$15

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	At September 30, 2023		At December 31, 2022
Derivative Category and Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
	(in millions)		(in millions)
Southern Power
Derivatives designated as hedging instruments in cash flow and fair value hedges
Energy-related derivatives:
Other current assets/Other current liabilities	$—	$5	$—	$12
Other deferred charges and assets/Other deferred credits and liabilities	4	—	5	—
Foreign currency derivatives:
Other current assets/Other current liabilities	—	11	—	11
Other deferred charges and assets/Other deferred credits and liabilities	—	31	—	36
Total derivatives designated as hedging instruments in cash flow and fair value hedges	4	47	5	59
Energy-related derivatives not designated as hedging instruments
Other current assets/Other current liabilities	1	1	2	—
Other deferred charges and assets/Other deferred credits and liabilities	—	—	1	—
Total derivatives not designated as hedging instruments	1	1	3	—
Gross amounts recognized	5	48	8	59
Gross amounts offset	(1)	(1)	—	—
Net amounts recognized in the Balance Sheets	$4	$47	$8	$59

Southern Company Gas
Energy-related derivatives designated as hedging instruments for regulatory purposes
Other current assets/Other current liabilities	$6	$9	$12	$33
Derivatives designated as hedging instruments in cash flow and fair value hedges
Energy-related derivatives:
Other current assets/Other current liabilities	—	23	3	15
Other deferred charges and assets/Other deferred credits and liabilities	—	2	1	4
Interest rate derivatives:
Other current assets/Other current liabilities	—	21	—	14
Other deferred charges and assets/Other deferred credits and liabilities	—	78	—	72
Total derivatives designated as hedging instruments in cash flow and fair value hedges	—	124	4	105
Energy-related derivatives not designated as hedging instruments
Other current assets/Other current liabilities	4	7	11	12
Other deferred charges and assets/Other deferred credits and liabilities	1	2	1	1
Total derivatives not designated as hedging instruments	5	9	12	13
Gross amounts recognized	11	142	28	151
Gross amounts offset(a)	9	(40)	—	(41)
Net amounts recognized in the Balance Sheets(b)	$20	$102	$28	$110

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
(a)Gross amounts offset includes cash collateral held on deposit in broker margin accounts of $49 million and $41 million at September 30, 2023 and December 31, 2022, respectively.
(b)Net amounts of derivative instruments outstanding exclude immaterial premium and intrinsic value associated with weather derivatives for both periods presented.
(c)Energy-related derivatives not designated as hedging instruments were immaterial for Alabama Power and Mississippi Power at December 31, 2022. There were no such instruments for Alabama Power and Mississippi Power at September 30, 2023.
At September 30, 2023 and December 31, 2022, the pre-tax effects of unrealized derivative gains (losses) arising from energy-related derivative instruments designated as regulatory hedging instruments and deferred were as follows:

Regulatory Hedge Unrealized Gain (Loss) Recognized in the Balance Sheet
Derivative Category and Balance Sheet Location	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Company Gas
	(in millions)
At September 30, 2023:
Energy-related derivatives:
Other regulatory assets, current	$(113)	$(39)	$(54)	$(16)	$(4)
Other regulatory assets, deferred	(48)	(19)	(18)	(11)	—
Other regulatory liabilities, current	23	8	1	4	10
Other regulatory liabilities, deferred	6	1	2	3	—
Total energy-related derivative gains (losses)	$(132)	$(49)	$(69)	$(20)	$6

At December 31, 2022:
Energy-related derivatives:
Other regulatory assets, current	$(71)	$(8)	$(26)	$(13)	$(24)
Other regulatory assets, deferred	(23)	(7)	(14)	(2)	—
Other regulatory liabilities, current	72	29	19	22	2
Other regulatory liabilities, deferred	31	9	2	20	—
Total energy-related derivative gains (losses)	$9	$23	$(19)	$27	$(22)

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
For the three and nine months ended September 30, 2023 and 2022, the pre-tax effects of cash flow and fair value hedge accounting on accumulated OCI for the applicable Registrants were as follows:

Gain (Loss) Recognized in OCI on Derivatives	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)		(in millions)
Southern Company
Cash flow hedges:
Energy-related derivatives	$(4)	$11	$(55)	$51
Interest rate derivatives	(3)	6	(12)	36
Foreign currency derivatives	(15)	(35)	(6)	(137)
Fair value hedges(*):
Foreign currency derivatives	27	20	28	18
Total	$5	$2	$(45)	$(32)
Georgia Power
Cash flow hedges:
Interest rate derivatives	$—	$—	$(3)	$31
Southern Power
Cash flow hedges:
Energy-related derivatives	$—	$(11)	$(14)	$(4)
Foreign currency derivatives	(15)	(35)	(6)	(137)
Total	$(15)	$(46)	$(20)	$(141)
Southern Company Gas
Cash flow hedges:
Energy-related derivatives	$(4)	$22	$(41)	$55
Interest rate derivatives	(4)	5	—	—
Total	$(8)	$27	$(41)	$55
(*)Represents amounts excluded from the assessment of effectiveness for which the difference between changes in fair value and periodic amortization is recorded in OCI.
For the three and nine months ended September 30, 2022, the pre-tax effects of interest rate derivatives designated as cash flow hedging instruments on accumulated OCI were immaterial for Alabama Power and there were no such effects in 2023.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
For the three and nine months ended September 30, 2023 and 2022, the pre-tax effects of cash flow and fair value hedge accounting on income were as follows:

Location and Amount of Gain (Loss) Recognized in Income on Cash Flow and Fair Value Hedging Relationships	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)		(in millions)
Southern Company
Total cost of natural gas	$102	$294	$1,199	$1,840
Gain (loss) on energy-related cash flow hedges(a)	(4)	9	(32)	28
Total other operations and maintenance	1,424	1,527	4,352	4,568
Gain (loss) on energy-related cash flow hedges(a)	(1)	—	(2)	—
Total depreciation and amortization	1,143	922	3,365	2,728
Gain (loss) on energy-related cash flow hedges(a)	(5)	(1)	(18)	5
Total interest expense, net of amounts capitalized	(620)	(511)	(1,812)	(1,461)
Gain (loss) on interest rate cash flow hedges(a)	(22)	(7)	(31)	(19)
Gain (loss) on foreign currency cash flow hedges(a)	(3)	(3)	(8)	(16)
Gain (loss) on interest rate fair value hedges(b)	(47)	(102)	(50)	(300)
Total other income (expense), net	141	132	428	414
Gain (loss) on foreign currency cash flow hedges(a)(c)	(14)	(32)	(4)	(129)
Gain (loss) on foreign currency fair value hedges	(7)	(59)	19	(180)
Amount excluded from effectiveness testing recognized in earnings	(27)	(21)	(28)	(17)
Southern Power
Total depreciation and amortization	$130	$133	$380	$384
Gain (loss) on energy-related cash flow hedges(a)	(5)	(1)	(18)	5
Total interest expense, net of amounts capitalized	(32)	(32)	(98)	(105)
Gain (loss) on foreign currency cash flow hedges(a)	(3)	(3)	(8)	(16)
Total other income (expense), net	4	3	8	5
Gain (loss) on foreign currency cash flow hedges(a)(c)	(14)	(32)	(4)	(129)
Southern Company Gas
Total cost of natural gas	$102	$294	$1,199	$1,840
Gain (loss) on energy-related cash flow hedges(a)	(4)	9	(32)	28
Total other operations and maintenance	264	252	879	824
Gain (loss) on energy-related cash flow hedges(a)	(1)	—	(2)	—
Total interest expense, net of amounts capitalized	(77)	(65)	(226)	(187)
Gain (loss) on interest rate cash flow hedges(a)	(18)	(2)	(18)	(3)
Gain (loss) on interest rate fair value hedges(b)	(11)	(30)	(14)	(87)
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
The pre-tax effects of cash flow and fair value hedge accounting on income for interest rate derivatives were immaterial for the traditional electric operating companies for all periods presented.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
At September 30, 2023 and December 31, 2022, the following amounts were recorded on the balance sheets related to cumulative basis adjustments for fair value hedges:

	Carrying Amount of the Hedged Item		Cumulative Amount of Fair Value Hedging Adjustment included in Carrying Amount of the Hedged Item
Balance Sheet Location of Hedged Items	At September 30, 2023	At December 31, 2022	At September 30, 2023	At December 31, 2022
	(in millions)		(in millions)
Southern Company
Long-term debt	$(2,873)	$(2,927)	$328	$282

Southern Company Gas
Long-term debt	$(402)	$(415)	$95	$81
For the three and nine months ended September 30, 2023 and 2022, the pre-tax effects of energy-related derivatives not designated as hedging instruments on the statements of income of Southern Company and Southern Company Gas were as follows:

		Gain (Loss)
		Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in Non-Designated Hedging Relationships	Statements of Income Location	2023	2022	2023	2022
		(in millions)		(in millions)
Energy-related derivatives:	Natural gas revenues(*)	$—	$3	$—	$(10)
	Cost of natural gas	7	(2)	36	(7)
Total derivatives in non-designated hedging relationships		$7	$1	$36	$(17)
(*)Excludes $14 million of gains for the nine months ended September 30, 2023, and immaterial amounts for all other periods presented, recorded in natural gas revenues associated with weather derivatives.
For the three and nine months ended September 30, 2023 and 2022, the pre-tax effects of energy-related derivatives not designated as hedging instruments were immaterial for the other Registrants.
Contingent Features
The Registrants do not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain derivatives that could require collateral, but not accelerated payment, in the event of various credit rating changes of certain Southern Company subsidiaries. Generally, collateral may be provided by a Southern Company guaranty, letter of credit, or cash. At September 30, 2023, the Registrants had no collateral posted with derivative counterparties to satisfy these arrangements.
For Southern Company, the fair value of foreign currency derivative liabilities and interest rate derivative liabilities with contingent features, and the maximum potential collateral requirements arising from the credit-risk-related contingent features at a rating below BBB- and/or Baa3, was $78 million at September 30, 2023. For Southern Power, the fair value of foreign currency derivative liabilities with contingent features, and the maximum potential collateral requirements arising from the credit-risk-related contingent features at a rating below BBB- and/or Baa3, was $20 million at September 30, 2023. For the traditional electric operating companies and Southern Power, energy-related derivative liabilities with contingent features and the maximum potential collateral requirements arising from the credit-risk-related contingent features, at a rating below BBB- and/or Baa3, were immaterial at September 30, 2023. The maximum potential collateral requirements arising from the credit-risk-related contingent features for the traditional electric operating companies and Southern Power include certain agreements that could

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
require collateral in the event that one or more Southern Company power pool participants has a credit rating change to below investment grade.
Alabama Power and Southern Power maintain accounts with certain regional transmission organizations to facilitate financial derivative transactions and they may be required to post collateral based on the value of the positions in these accounts and the associated margin requirements. At September 30, 2023, cash collateral posted in these accounts was $18 million for Southern Power and immaterial for Alabama Power. Southern Company Gas maintains accounts with brokers or the clearing houses of certain exchanges to facilitate financial derivative transactions. Based on the value of the positions in these accounts and the associated margin requirements, Southern Company Gas may be required to deposit cash into these accounts. At September 30, 2023, cash collateral held on deposit in broker margin accounts was $49 million.
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
Southern Power
Asset Acquisitions
Southern Power's asset acquisitions during the nine months ended September 30, 2023 are detailed in the following table:

Project Facility	Resource	Seller	Approximate Nameplate Capacity (MW)	Location	Southern Power Ownership Percentage	Expected COD	PPA Contract Period
Millers Branch(*)	Solar	EDF Renewables, Inc.	200	Haskell County, TX	100%	Fourth quarter 2025	20 years
South Cheyenne	Solar	Hanwha Q Cells USA Corp.	150	Laramie County, WY	100%	First quarter 2024	20 years
(*)The project includes an option to expand capacity up to an additional 300 MWs.
The aggregate purchase price for the two projects was $193 million, which is primarily recorded within construction work in progress on the balance sheet.
Southern Company Gas
On September 22, 2023, Southern Company Gas completed the sale of its California natural gas storage facility, resulting in an immaterial loss.
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
Southern Company's reportable business segments are the sale of electricity by the traditional electric operating companies, the sale of electricity in the competitive wholesale market by Southern Power, and the sale of natural gas and other complementary products and services by Southern Company Gas. Revenues from sales by Southern Power to the traditional electric operating companies were $156 million and $406 million for the three and nine months ended September 30, 2023, respectively, and $336 million and $673 million for the three and nine months ended September 30, 2022, respectively. Revenues from sales of natural gas from Southern Company Gas to the traditional electric operating companies and Southern Power were immaterial for all periods presented. The "All Other" column includes the Southern Company parent entity, which does not allocate operating expenses to business segments. Also, this category includes segments below the quantitative threshold for separate disclosure. These segments include providing distributed energy and resilience solutions and deploying microgrids for commercial, industrial, governmental, and utility customers, as well as investments in telecommunications. All other inter-segment revenues are not material.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Financial data for business segments and products and services for the three and nine months ended September 30, 2023 and 2022 was as follows:

	Electric Utilities
	Traditional Electric Operating Companies	Southern Power	Eliminations	Total	Southern Company Gas	All Other	Eliminations	Consolidated
	(in millions)
Three Months Ended September 30, 2023
Operating revenues	$5,674	$653	$(160)	$6,167	$689	$154	$(30)	$6,980
Segment net income (loss)(a)(b)(c)	1,419	100	—	1,519	82	(179)	—	1,422
Nine Months Ended September 30, 2023
Operating revenues	$14,145	$1,686	$(417)	$15,414	$3,417	$499	$(122)	$19,208
Segment net income (loss)(a)(b)(c)(d)	2,852	288	—	3,140	475	(490)	(4)	3,121
At September 30, 2023
Goodwill	$—	$2	$—	$2	$5,015	$144	$—	$5,161
Total assets	99,464	13,090	(568)	111,986	24,823	2,370	(858)	138,321
Three Months Ended September 30, 2022
Operating revenues	$6,938	$1,180	$(691)	$7,427	$857	$135	$(41)	$8,378
Segment net income (loss)(a)(b)	1,445	95	—	1,540	83	(152)	1	1,472
Nine Months Ended September 30, 2022
Operating revenues	$16,716	$2,618	$(1,391)	$17,943	$3,998	$418	$(127)	$22,232
Segment net income (loss)(a)(b)	3,256	265	—	3,521	516	(415)	(11)	3,611
At December 31, 2022
Goodwill	$—	$2	$—	$2	$5,015	$144	$—	$5,161
Total assets	95,861	13,081	(659)	108,283	24,621	2,665	(678)	134,891
(a)Attributable to Southern Company.
(b)For the traditional electric operating companies, includes pre-tax charges (credits) to income at Georgia Power for the estimated probable loss associated with the construction of Plant Vogtle Units 3 and 4 of $160 million ($120 million after tax) for the three and nine months ended September 30, 2023 and $(70) million ($(52) million after tax) and $(18) million ($(13) million after tax) for the three and nine months ended September 30, 2022, respectively. See Note (B) and Note 2 to the financial statements in Item 8 of the Form 10-K under "Georgia Power – Nuclear Construction" for additional information.
(c)For Southern Power, includes an $18 million pre-tax loss recovery ($9 million after tax and partnership allocations) for the three and nine months ended September 30, 2023 related to an arbitration interim award and a $16 million pre-tax gain ($12 million after tax) on the sale of spare parts for the nine months ended September 30, 2023. See Note (C) under "General Litigation Matters – Southern Power" for additional information.
(d)For Southern Company Gas, includes a pre-tax charge of approximately $38 million ($28 million after tax) associated with the disallowance of certain capital expenditures at Nicor Gas. See Note (B) under "Southern Company Gas" for additional information.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Products and Services

	Electric Utilities' Revenues
	Retail	Wholesale	Other	Total
	(in millions)
Three Months Ended September 30, 2023	$5,139	$727	$301	$6,167
Three Months Ended September 30, 2022	5,961	1,197	269	7,427
Nine Months Ended September 30, 2023	$12,597	$1,930	$887	$15,414
Nine Months Ended September 30, 2022	14,363	2,798	782	17,943

	Southern Company Gas' Revenues
	Gas Distribution Operations	Gas Marketing Services	Other	Total
	(in millions)
Three Months Ended September 30, 2023	$617	$56	$16	$689
Three Months Ended September 30, 2022	748	85	24	857
Nine Months Ended September 30, 2023	$2,989	$376	$52	$3,417
Nine Months Ended September 30, 2022	3,513	420	65	3,998

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
The all other column includes segments and subsidiaries that fall below the quantitative threshold for separate disclosure, including storage and fuels operations. The all other column included a natural gas storage facility in Texas through its sale in November 2022 and a natural gas storage facility in California through its sale in September 2023. See Note 15 to the financial statements in Item 8 of the Form 10-K and Note (K) under "Southern Company Gas" for additional information.
Business segment financial data for the three months ended September 30, 2023 and 2022 was as follows:

	Gas Distribution Operations	Gas Pipeline Investments	Gas Marketing Services	Total	All Other	Eliminations	Consolidated
	(in millions)
Three Months Ended September 30, 2023
Operating revenues	$619	$8	$56	$683	$8	$(2)	$689
Segment net income (loss)	70	24	2	96	(14)	—	82
Nine Months Ended September 30, 2023
Operating revenues	$3,002	$24	$376	$3,402	$30	$(15)	$3,417
Segment net income(*)	352	73	59	484	(9)	—	475
Total assets at September 30, 2023	22,625	1,542	1,519	25,686	9,795	(10,658)	24,823
Three Months Ended September 30, 2022
Operating revenues	$751	$8	$85	$844	$16	$(3)	$857
Segment net income (loss)	59	24	(2)	81	2	—	83
Nine Months Ended September 30, 2022
Operating revenues	$3,533	$24	$420	$3,977	$43	$(22)	$3,998
Segment net income	365	76	65	506	10	—	516
Total assets at December 31, 2022	22,040	1,577	1,616	25,233	8,943	(9,555)	24,621
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
On August 18, 2023, Alabama Power notified the Alabama PSC of its intent to use a portion of its $166 million reliability reserve balance during 2023. The ultimate outcome of this matter cannot be determined at this time.
On October 3, 2023, the Alabama PSC issued an order modifying its December 2022 order and authorizing Alabama Power to (i) flow back in 2023 approximately $24 million of certain federal excess accumulated deferred income taxes resulting from the Tax Cuts and Jobs Act of 2017 and (ii) make available any remaining balance of excess accumulated deferred income taxes at the end of 2023 for the benefit of customers in 2024 and/or 2025. The ultimate outcome of this matter cannot be determined at this time.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
On November 1, 2023, Alabama Power placed Plant Barry Unit 8 in service. At September 30, 2023, project expenditures associated with Plant Barry Unit 8 totaled approximately $583 million.
See Note (B) to the Condensed Financial Statements under "Alabama Power" herein for additional information.
Georgia Power
Plant Vogtle Units 3 and 4 Construction and Start-Up Status
Georgia Power placed Plant Vogtle Unit 3 in service on July 31, 2023 and continues construction on Plant Vogtle Unit 4 (each with electric generating capacity of approximately 1,100 MWs), in which it holds a 45.7% ownership interest. Georgia Power's share of the total project capital cost forecast to complete Plant Vogtle Units 3 and 4, including contingency, through July 2023 and March 2024, respectively, is $10.8 billion.
Hot functional testing for Unit 4 was completed on May 1, 2023. On July 20, 2023, Southern Nuclear announced that all Unit 4 ITAACs had been submitted to the NRC, and, on July 28, 2023, the NRC published its 103(g) finding that the accepted criteria in the combined license for Unit 4 had been met, which allowed nuclear fuel to be loaded and start-up testing to begin. Fuel load for Unit 4 was completed on August 19, 2023. On October 6, 2023, Georgia Power announced that during the start-up and pre-operational testing for Plant Vogtle Unit 4, Southern Nuclear identified a motor fault in one of four reactor coolant pumps (RCPs) and has started the process to replace this RCP with an on-site spare RCP from inventory. Considering this remediation and the remaining pre-operational testing, Unit 4 is projected to be placed in service during the first quarter 2024. The projected schedule for Unit 4 significantly depends on the pace and success of replacing the RCP, which involves removing and re-installing commodities around the RCP. In addition, any findings related to the root cause of the motor fault on the single Unit 4 RCP could require engineering changes or remediation related to the other seven Unit 3 and Unit 4 RCPs. Any further delays could result in a later in-service date and cost increases.
During the first nine months of 2023, established construction contingency totaling $43 million was assigned to the base capital cost forecast for costs primarily associated with the Unit 3 schedule extension and completion of start-up and pre-operational testing, including continued need of support resources for Unit 3 testing, as well as additional craft and support resources and subcontract work for Unit 4.
Georgia Power and the other Vogtle Owners did not agree on the starting dollar amount for the determination of cost increases subject to the cost-sharing and tender provisions of the Global Amendments (as defined in Note (B) to the Condensed Financial Statements under "Georgia Power – Nuclear Construction – Joint Owner Contracts" herein). The other Vogtle Owners notified Georgia Power that they believed the project capital cost forecast approved by the Vogtle Owners in February 2022 triggered the tender provisions.
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
On October 5, 2023 and October 17, 2023, Georgia Power reached agreements with OPC and Dalton, respectively, to resolve its respective dispute with each of OPC and Dalton regarding the proper interpretation of the cost-sharing and tender provisions of the joint ownership agreements relating to the Global Amendments. Under the terms of the agreements with OPC and Dalton, among other items, (i) each of OPC and Dalton retracted its exercise of the tender option and will retain its full ownership interest in Plant Vogtle Units 3 and 4, (ii) Georgia Power made payments immediately after execution of the agreements of $308 million and $17 million to OPC and Dalton, respectively, representing payment for a portion of each of OPC's and Dalton's costs of construction for Plant Vogtle Units 3 and 4 previously incurred, (iii) Georgia Power will pay a portion of each of OPC's and Dalton's further costs of construction for Plant Vogtle Units 3 and 4 as such costs are incurred and with no further adjustment for force majeure costs, which payments will be in an aggregate amount of approximately $105 million and $6 million for OPC and Dalton, respectively, based on the current project capital cost forecast, and (iv) Georgia Power will pay 66% of each of OPC's and Dalton's costs of construction with respect to any amounts above the current project capital cost forecast, with no further adjustment for force majeure costs. On October 23, 2023, OPC, Dalton, and Georgia Power filed a stipulation of dismissal with prejudice of their litigation described above, including Georgia Power's counterclaims.
Georgia Power recorded pre-tax charges to income through the fourth quarter 2022 of $407 million ($304 million after tax) associated with the cost-sharing provisions of the Global Amendments, including the settlement with MEAG Power. Based on the current project capital cost forecast and the settlements with OPC and Dalton described above, Georgia Power recorded a pre-tax charge to income of approximately $160 million ($120 million after tax) in the third quarter 2023. These charges are included in the total project capital cost forecast and will not be recovered from retail customers.
The ultimate impact of these matters on the construction schedule and project capital cost forecast and related cost recovery for Plant Vogtle Units 3 and 4 cannot be determined at this time. See Note (B) to the Condensed Financial Statements under "Georgia Power – Nuclear Construction" herein for additional information.
Plant Vogtle Unit 3 and Common Facilities Rate Proceeding
In compliance with a Georgia PSC order approved in November 2021, Georgia Power increased annual retail base rates by $318 million effective August 1, 2023 based on the in-service date of July 31, 2023 for Plant Vogtle Unit 3. See Note (B) to the Condensed Financial Statements under "Georgia Power – Nuclear Construction" herein for additional information on Plant Vogtle Units 3 and 4.
Plant Vogtle Units 3 and 4 Prudency Proceeding
On August 30, 2023, as provided for in the December 2017 Georgia PSC approval of the seventeenth VCM report, Georgia Power filed with the Georgia PSC an application to adjust rates to include reasonable and prudent Plant Vogtle Units 3 and 4 costs (Application). The Application provides the necessary support to justify the reasonableness, prudence, and recovery of $8.826 billion in total construction and capital costs, $1.07 billion in associated retail rate base items, and the operating costs related to the full operation and output of Plant Vogtle Units 3 and 4.
Also on August 30, 2023, the staff of the Georgia PSC filed a stipulated agreement (Prudency Stipulation) among Georgia Power, the staff of the Georgia PSC, and certain intervenors. If the Prudency Stipulation is approved, Georgia Power will recover $7.562 billion in total construction and capital costs and associated retail rate base items of $1.02 billion, which includes AFUDC financing costs above $4.418 billion (the Georgia PSC-certified amount) up to $7.562 billion.
The Prudency Stipulation also provides for the recovery of projected operations and maintenance expenses, depreciation expense, nuclear decommissioning accruals, and property taxes, net of projected production tax credits.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
After considering construction and capital costs already in retail base rates of $2.1 billion and $362 million of associated retail rate base items (approved by the Georgia PSC in November 2021), and upon achieving commercial operation of Unit 4, Georgia Power will include in retail rate base the remaining $5.462 billion of construction and capital costs as well as $656 million of associated retail rate base items.
If the Prudency Stipulation is approved by the Georgia PSC, annual retail base revenues will increase approximately $729 million and the average retail base rates will be adjusted by approximately 5% effective the first day of the month after Unit 4 achieves commercial operation.
Georgia Power expects the Georgia PSC to render a final decision on these matters on December 19, 2023. The ultimate outcome of these matters cannot be determined at this time. See Note (B) to the Condensed Financial Statements under "Georgia Power – Plant Vogtle Units 3 and 4 Prudency Proceeding" herein for additional information.
Rate Plans
In accordance with the terms of the 2022 ARP, on October 2, 2023, Georgia Power filed tariff adjustments to become effective January 1, 2024 that would result in a net increase in rates of $191 million pending approval by the Georgia PSC. The ultimate outcome of this matter cannot be determined at this time. See Note (B) to the Condensed Financial Statements under "Georgia Power – Rate Plans" herein for additional information.
Fuel Cost Recovery
On May 16, 2023, the Georgia PSC approved a stipulation agreement between Georgia Power and the staff of the Georgia PSC to increase annual fuel billings by 54%, or approximately $1.1 billion, effective June 1, 2023. The increase reflects a three-year recovery period for $2.2 billion of Georgia Power's under recovered fuel balance at May 31, 2023. Changes in fuel rates have no significant effect on Southern Company's or Georgia Power's net income but do impact the related operating cash flows. See Note (B) to the Condensed Financial Statements under "Georgia Power – Fuel Cost Recovery" herein for additional information.
Integrated Resource Plan
On October 27, 2023, Georgia Power filed an updated IRP (2023 IRP Update) with the Georgia PSC, which sets forth a plan to support the recent increase in the state of Georgia's projected energy needs since the 2022 IRP. The schedule for the Georgia PSC to consider the 2023 IRP Update has not been determined. Georgia Power has requested that the Georgia PSC evaluate the 2023 IRP Update by the end of April 2024. The ultimate outcome of this matter cannot be determined at this time. See Note (B) to the Condensed Financial Statements under "Georgia Power – Integrated Resource Plans" herein for additional information.
Mississippi Power
On October 27, 2023, the FERC approved a settlement agreement filed by Mississippi Power and Cooperative Energy on July 31, 2023 related to Mississippi Power's July 2022 request for a $23 million increase in annual wholesale base revenues under the MRA tariff. The settlement agreement provides for a $16 million increase in annual wholesale base revenues, effective September 14, 2022, and a refund to customers of approximately $6 million primarily related to the difference between the approved rates and interim rates.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Southern Power
On September 20, 2023, Southern Power acquired 100% of the membership interests in the 200-MW Millers Branch solar project located in Haskell County, Texas from EDF Renewables Development, Inc. and is continuing development and construction. The facility's output is contracted under a 20-year PPA and commercial operation is expected to occur in the fourth quarter 2025. The project includes an option to expand capacity up to an additional 300 MWs.
On September 22, 2023, Southern Power acquired 100% of the membership interests in the 150-MW South Cheyenne solar project located in Laramie County, Wyoming from Hanwha Q Cells USA Corp. and is continuing construction. The facility's output is contracted under a 20-year PPA and commercial operation is expected to occur in the first quarter 2024.
The ultimate outcome of these matters cannot be determined at this time. See Note (K) to the Condensed Financial Statements under "Southern Power" herein for additional information.
At September 30, 2023, Southern Power's average investment coverage ratio for its generating assets, including those owned with various partners, based on the ratio of investment under contract to total investment using the respective facilities' net book value (or expected in-service value for facilities under construction) as the investment amount was 97% through 2027 and 91% through 2032, with an average remaining contract duration of approximately 13 years.
Southern Company Gas
On July 14, 2023, Atlanta Gas Light filed its annual GRAM update with the Georgia PSC. The filing requests an annual base rate increase of $53 million based on the projected 12-month period beginning January 1, 2024. Resolution of the GRAM filing is expected by December 31, 2023, with new rates effective January 1, 2024.
On August 28, 2023, the Virginia Commission approved a stipulation agreement related to Virginia Natural Gas' August 2022 general base rate case filing. The approved agreement provides for a $48 million increase in annual base rate revenues, including the recovery of investments under the SAVE program, an ROE of 9.70%, and an equity ratio of 49.06%. Interim rates became effective January 1, 2023, subject to refund, based on Virginia Natural Gas' original requested increase of approximately $69 million. Refunds to customers related to the difference between the approved rates effective September 1, 2023 and the interim rates will be completed later in the fourth quarter 2023.
On June 15, 2023, the Illinois Commission concluded its review of the Qualifying Infrastructure Plant (QIP) capital investments by Nicor Gas for calendar year 2019 under the QIP Rider, also referred to as Investing in Illinois, program. The Illinois Commission disallowed $32 million of the $415 million of capital investments commissioned in 2019, together with the related return on investment. Nicor Gas recorded a pre-tax charge to income in the second quarter 2023 of $38 million ($28 million after tax) associated with the disallowance of capital investments. The disallowance is reflected on the statement of income as an $8 million reduction to revenues and a $30 million increase in operating expenses. On August 3, 2023, the Illinois Commission denied a rehearing request filed by Nicor Gas. On August 24, 2023, Nicor Gas filed a notice of appeal with the Illinois Appellate Court. Nicor Gas defends these investments in infrastructure as prudently incurred. The Illinois Commission has not yet conducted its review for calendar years 2020 through 2022 or the nine months ended September 30, 2023. Any further disallowance by the Illinois Commission could be material.
The ultimate outcome of these matters cannot be determined at this time. See Note (B) to the Condensed Financial Statements under "Southern Company Gas" herein for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
RESULTS OF OPERATIONS
Southern Company
Net Income

Third Quarter 2023 vs. Third Quarter 2022		Year-To-Date 2023 vs. Year-To-Date 2022
(change in millions)	(% change)	(change in millions)	(% change)
$(50)	(3.4)	$(490)	(13.6)
Consolidated net income attributable to Southern Company in the third quarter 2023 was $1.4 billion ($1.30 per share) compared to $1.5 billion ($1.36 per share) for the corresponding period in 2022. The decrease was primarily due to an increase of $172 million in after-tax charges related to the construction of Plant Vogtle Units 3 and 4, higher depreciation and amortization, and higher interest expense, partially offset by an increase in retail electric revenues associated with warmer weather and rates and pricing, lower non-fuel operations and maintenance costs, a decrease in income tax expense, and an increase in other revenues.
Consolidated net income attributable to Southern Company for year-to-date 2023 was $3.1 billion ($2.86 per share) compared to $3.6 billion ($3.38 per share) for the corresponding period in 2022. The decrease was primarily due to an increase of $133 million in after-tax charges related to the construction of Plant Vogtle Units 3 and 4, higher depreciation and amortization, higher interest expense, and a decrease in retail electric revenues associated with milder weather in the first and second quarters of 2023 compared to the corresponding periods in 2022, partially offset by lower non-fuel operations and maintenance costs, an increase in other revenues, an increase in natural gas revenues from rate increases and continued infrastructure replacement, and a decrease in income tax expense.
See Note 2 to the financial statements in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements herein under "Georgia Power" for additional information.
Retail Electric Revenues
In the third quarter 2023, retail electric revenues were $5.1 billion compared to $6.0 billion for the corresponding period in 2022. For year-to-date 2023, retail electric revenues were $12.6 billion compared to $14.4 billion for the corresponding period in 2022. Details of the changes in retail electric revenues were as follows:

	Third Quarter 2023 vs. Third Quarter 2022		Year-To-Date 2023 vs. Year-To-Date 2022
	(change in millions)	(% change)	(change in millions)	(% change)
Rates and pricing	$76	1.3%	$63	0.4%
Sales decline	(28)	(0.5)	(48)	(0.3)
Weather	132	2.2	(194)	(1.4)
Fuel and other cost recovery	(1,002)	(16.8)	(1,587)	(11.0)
Retail electric revenues	$(822)	(13.8)%	$(1,766)	(12.3)%
Revenues associated with changes in rates and pricing increased in the third quarter and year-to-date 2023 when compared to the corresponding periods in 2022 primarily due to base tariff increases in accordance with Georgia Power's 2022 ARP and an increase in Rate CNP Compliance revenues at Alabama Power, partially offset by lower contributions from commercial and industrial customers with variable demand-driven pricing and a decrease in the revenues recognized under the NCCR tariff, both at Georgia Power. In addition, in the third quarter and year-to-date 2023, revenues associated with Rate CNP Depreciation increased $94 million and $234 million, respectively, and were fully offset by customer bill credits related to the flowback of excess accumulated deferred income taxes at Alabama Power. See Note 2 to the financial statements under "Alabama Power" and "Georgia Power" in Item 8 of the Form 10-K for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Revenues attributable to changes in sales decreased in the third quarter and year-to-date 2023 when compared to the corresponding periods in 2022. Weather-adjusted residential KWH sales decreased 1.8% and 0.4% in the third quarter and year-to-date 2023, respectively, when compared to the corresponding periods in 2022 primarily due to decreased customer usage, partially offset by customer growth. Weather-adjusted commercial KWH sales increased 1.3% in both the third quarter and year-to-date 2023 when compared to the corresponding periods in 2022 primarily due to increased customer usage and customer growth. Industrial KWH sales decreased 2.3% and 2.1% in the third quarter and year-to-date 2023, respectively, when compared to the corresponding periods in 2022 primarily due to a decrease in the chemicals and forest products sectors. Also contributing to the year-to-date 2023 industrial KWH sales decrease was a decrease in the textiles sector.
Fuel and other cost recovery revenues decreased $1.0 billion and $1.6 billion in the third quarter and year-to-date 2023, respectively, compared to the corresponding periods in 2022 primarily due to lower fuel and purchased power costs. Electric rates for the traditional electric operating companies include provisions to adjust billings for fluctuations in fuel costs, including the energy component of purchased power costs. Under these provisions, fuel revenues generally equal fuel expenses, including the energy component of PPA costs, and do not affect net income. The traditional electric operating companies each have one or more regulatory mechanisms to recover other costs such as environmental and other compliance costs, storm damage, new plants, and PPA capacity costs. See Note 2 to the financial statements in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements herein for additional information.
Wholesale Electric Revenues

Third Quarter 2023 vs. Third Quarter 2022		Year-To-Date 2023 vs. Year-To-Date 2022
(change in millions)	(% change)	(change in millions)	(% change)
$(470)	(39.3)	$(868)	(31.0)
In the third quarter 2023, wholesale electric revenues were $0.7 billion compared to $1.2 billion for the corresponding period in 2022. The decrease was primarily due to a decrease of $452 million in energy revenues as a result of fuel and purchased power price decreases when compared to the corresponding period in 2022 and a net decrease in the volume of KWHs sold primarily associated with natural gas PPAs at Southern Power. In addition, a decrease in capacity revenues of $18 million primarily resulted from power sales agreements that ended in May 2023 at Alabama Power, partially offset by an increase related to new capacity contracts at Georgia Power.
For year-to-date 2023, wholesale electric revenues were $1.9 billion compared to $2.8 billion for the corresponding period in 2022. The decrease was primarily due to a decrease of $892 million in energy revenues as a result of fuel and purchased power price decreases when compared to the corresponding period in 2022 and a net decrease in the volume of KWHs sold primarily associated with natural gas PPAs at Southern Power. The decrease in energy revenues was partially offset by an increase in capacity revenues of $24 million primarily resulting from a net increase in capacity sales from natural gas PPAs at Southern Power and an increase related to new capacity contracts at Georgia Power.
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
Other Electric Revenues

Third Quarter 2023 vs. Third Quarter 2022		Year-To-Date 2023 vs. Year-To-Date 2022
(change in millions)	(% change)	(change in millions)	(% change)
$18	9.7	$48	8.7
In the third quarter 2023, other electric revenues were $203 million compared to $185 million for the corresponding period in 2022. The increase was primarily due to increases of $10 million resulting from receipts of liquidated damages associated with generation facility production guarantees and an arbitration interim award at Southern Power, $10 million in retail solar program fees at Georgia Power, and $9 million in transmission revenues primarily associated with open access transmission tariff sales, partially offset by a decrease of $11 million in cogeneration steam revenue primarily associated with lower natural gas prices at Alabama Power.
For year-to-date 2023, other electric revenues were $602 million compared to $554 million for the corresponding period in 2022. The increase was primarily due to increases of $19 million resulting from receipts of liquidated damages associated with generation facility production guarantees and an arbitration interim award at Southern Power, $18 million in transmission revenues primarily associated with open access transmission tariff sales, $18 million in realized gains associated with price stability products for retail customers on variable demand-driven pricing tariffs at Georgia Power, and $18 million in outdoor lighting sales at Georgia Power, partially offset by a decrease of $23 million in cogeneration steam revenue primarily associated with lower natural gas prices at Alabama Power.
See Note (C) to the Condensed Financial Statements under "General Litigation Matters – Southern Power" herein for additional information.
Natural Gas Revenues
In the third quarter 2023, natural gas revenues were $0.7 billion compared to $0.9 billion for the corresponding period in 2022. For year-to-date 2023, natural gas revenues were $3.4 billion compared to $4.0 billion for the corresponding period in 2022. Details of the changes in natural gas revenues were as follows:

	Third Quarter 2023 vs. Third Quarter 2022		Year-To-Date 2023 vs. Year-To-Date 2022
	(change in millions)	(% change)	(change in millions)	(% change)
Infrastructure replacement programs and rate changes	$9	1.1%	$97	2.4%
Gas costs and other cost recovery	(181)	(21.1)	(645)	(16.1)
Gas marketing services	(22)	(2.6)	(44)	(1.1)
Other	26	3.0	11	0.3
Natural gas revenues	$(168)	(19.6)%	$(581)	(14.5)%
Revenues from infrastructure replacement programs and rate changes at the natural gas distribution utilities increased in the third quarter and year-to-date 2023 compared to the corresponding periods in 2022 primarily due to rate increases at the natural gas distribution utilities and continued investment in infrastructure replacement. The year-to-date 2023 increase was partially offset by a regulatory disallowance at Nicor Gas. See Note 2 to the financial statements under "Southern Company Gas – Rate Proceedings" in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements under "Southern Company Gas – Infrastructure Replacement Programs and Capital Projects" herein for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Revenues from gas costs and other cost recovery decreased in the third quarter and year-to-date 2023 compared to the corresponding periods in 2022 primarily due to lower natural gas cost recovery associated with lower natural gas prices, the timing of natural gas purchases, and the recovery of those costs from customers. Natural gas distribution rates include provisions to adjust billings for fluctuations in natural gas costs. Therefore, gas costs recovered through natural gas revenues generally equal the amount expensed in cost of natural gas and do not affect net income from the natural gas distribution utilities.
Revenues from gas marketing services decreased in the third quarter and year-to-date 2023 compared to the corresponding periods in 2022 primarily due to lower natural gas prices and lower variable price spreads.
Other Revenues

Third Quarter 2023 vs. Third Quarter 2022		Year-To-Date 2023 vs. Year-To-Date 2022
(change in millions)	(% change)	(change in millions)	(% change)
$44	24.7	$143	27.6
In the third quarter 2023, other revenues were $222 million compared to $178 million for the corresponding period in 2022. For year-to-date 2023, other revenues were $662 million compared to $519 million for the corresponding period in 2022. The increases in the third quarter and year-to-date 2023 were primarily due to increases of $9 million and $41 million, respectively, in power delivery construction and maintenance projects at Georgia Power, $12 million and $40 million, respectively, related to distributed infrastructure projects at PowerSecure, $9 million and $26 million, respectively, primarily related to sales associated with commercial customers at Southern Linc, $4 million and $20 million, respectively, in unregulated sales of products and services at Alabama Power, and $11 million and $16 million, respectively, associated with energy conservation projects at Georgia Power.
Fuel and Purchased Power Expenses

	Third Quarter 2023 vs. Third Quarter 2022		Year-To-Date 2023 vs. Year-To-Date 2022
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$(1,056)	(43.6)	$(1,873)	(35.7)
Purchased power	(438)	(67.9)	(605)	(47.1)
Total fuel and purchased power expenses	$(1,494)		$(2,478)
In the third quarter 2023, total fuel and purchased power expenses were $1.6 billion compared to $3.1 billion for the corresponding period in 2022. The decrease was due to a $1.2 billion decrease in the average cost of fuel and purchased power and a $262 million net decrease in the volume of KWHs generated and purchased.
For year-to-date 2023, total fuel and purchased power expenses were $4.1 billion compared to $6.5 billion for the corresponding period in 2022. The decrease was due to a $2.1 billion decrease in the average cost of fuel and purchased power and a $349 million net decrease in the volume of KWHs generated and purchased.
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

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Details of the Southern Company system's generation and purchased power were as follows:

	Third Quarter 2023	Third Quarter 2022	Year-To-Date 2023	Year-To-Date 2022
Total generation (in billions of KWHs)(a)(b)	53	50	141	141
Total purchased power (in billions of KWHs)	5	9	14	20
Sources of generation (percent)(a) —
Gas	54	54	54	50
Coal	21	21	18	22
Nuclear(b)	16	16	17	16
Hydro	2	2	3	4
Wind, Solar, and Other	7	7	8	8
Cost of fuel, generated (in cents per net KWH)—
Gas(a)	2.80	6.75	2.78	5.42
Coal	4.52	4.12	4.40	3.58
Nuclear(b)	0.79	0.71	0.74	0.72
Average cost of fuel, generated (in cents per net KWH)(a)(b)	2.84	5.05	2.71	4.07
Average cost of purchased power (in cents per net KWH)(c)	4.80	8.94	5.08	7.84
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
Fuel
In the third quarter 2023, fuel expense was $1.4 billion compared to $2.4 billion for the corresponding period in 2022. The decrease was primarily due to a 58.5% decrease in the average cost of natural gas per KWH generated, partially offset by a 10.0% increase in the volume of KWHs generated by nuclear, a 9.7% increase in the average cost of coal per KWH generated, a 6.4% increase in the volume of KWHs generated by coal, and a 6.0% increase in the volume of KWHs generated by natural gas.
For year-to-date 2023, fuel expense was $3.4 billion compared to $5.2 billion for the corresponding period in 2022. The decrease was primarily due to a 48.7% decrease in the average cost of natural gas per KWH generated and a 20.4% decrease in the volume of KWHs generated by coal, partially offset by a 22.9% increase in the average cost of coal per KWH generated, an 11.0% decrease in the volume of KWHs generated by hydro, and a 9.0% increase in the volume of KWHs generated by natural gas.
Purchased Power
In the third quarter 2023, purchased power expense was $207 million compared to $645 million for the corresponding period in 2022. For year-to-date 2023, purchased power expense was $0.7 billion compared to $1.3 billion for the corresponding period in 2022. The decreases for the third quarter and year-to-date 2023 were primarily due to decreases of 46.3% and 35.2%, respectively, in the average cost per KWH purchased primarily due to a decrease in natural gas prices and decreases of 48.1% and 29.0%, respectively, in the volume of KWHs purchased.

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
Cost of Natural Gas

Third Quarter 2023 vs. Third Quarter 2022		Year-To-Date 2023 vs. Year-To-Date 2022
(change in millions)	(% change)	(change in millions)	(% change)
$(192)	(65.3)	$(641)	(34.8)
Excluding Atlanta Gas Light, which does not sell natural gas to end-use customers, natural gas distribution rates include provisions to adjust billings for fluctuations in natural gas costs. Therefore, gas costs recovered through natural gas revenues generally equal the amount expensed in cost of natural gas and do not affect net income from the natural gas distribution utilities. Cost of natural gas at the natural gas distribution utilities represented 76% and 84% of the total cost of natural gas in the third quarter and year-to-date 2023, respectively.
In the third quarter 2023, cost of natural gas was $102 million compared to $294 million for the corresponding period in 2022. For year-to-date 2023, cost of natural gas was $1.2 billion compared to $1.8 billion for the corresponding period in 2022. The decreases reflect lower gas cost recovery as a result of decreases of 69% and 60% in natural gas prices in the third quarter and year-to-date 2023, respectively, compared to the corresponding periods in 2022.
Cost of Other Sales

Third Quarter 2023 vs. Third Quarter 2022		Year-To-Date 2023 vs. Year-To-Date 2022
(change in millions)	(% change)	(change in millions)	(% change)
$34	37.0	$106	38.5
In the third quarter 2023, cost of other sales was $126 million compared to $92 million for the corresponding period in 2022. The increase was primarily due to increases of $12 million from unregulated power delivery construction and maintenance projects at Georgia Power, $7 million at Southern Linc primarily related to sales associated with commercial customers, $6 million related to distributed infrastructure projects at PowerSecure, and $5 million related to energy service contracts at Southern Company Gas.
For year-to-date 2023, cost of other sales was $381 million compared to $275 million for the corresponding period in 2022. The increase was primarily due to increases of $35 million from unregulated power delivery construction and maintenance projects at Georgia Power, $23 million at Southern Linc primarily related to sales associated with commercial customers, $21 million related to distributed infrastructure projects at PowerSecure, $20 million related to energy service contracts at Southern Company Gas, and $10 million in expenses related to unregulated products and services at Alabama Power.
Other Operations and Maintenance Expenses

Third Quarter 2023 vs. Third Quarter 2022		Year-To-Date 2023 vs. Year-To-Date 2022
(change in millions)	(% change)	(change in millions)	(% change)
$(103)	(6.7)	$(216)	(4.7)
In the third quarter 2023, other operations and maintenance expenses were $1.4 billion compared to $1.5 billion for the corresponding period in 2022. The decrease was primarily due to decreases of $88 million in transmission and distribution expenses primarily related to line maintenance, $45 million in storm damage recovery as authorized in Georgia Power's 2022 ARP, $22 million in technology infrastructure and application production costs, and $14 million in generation non-outage maintenance expenses and planned outages, partially offset by a $23 million

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
increase in generation environmental projects primarily at Georgia Power and a $14 million gain recorded in the third quarter 2022 as a result of the early termination of the transition services agreement related to the 2019 sale of Gulf Power.
For year-to-date 2023, other operations and maintenance expenses were $4.4 billion compared to $4.6 billion for the corresponding period in 2022. The decrease was primarily due to decreases of $147 million in transmission and distribution expenses primarily related to line maintenance, $136 million in storm damage recovery as authorized in Georgia Power's 2022 ARP, $91 million in generation non-outage maintenance expenses and planned outages, and $32 million in expenses passed through to customers primarily related to bad debt and energy efficiency programs at Southern Company Gas, partially offset by a $47 million increase in technology infrastructure and application production costs, a $43 million increase in generation environmental projects primarily at Georgia Power, $30 million related to a regulatory disallowance at Nicor Gas, a $25 million decrease in nuclear property insurance refunds at Georgia Power and Alabama Power, a $16 million increase in employee compensation and benefits, and a $14 million gain recorded in the third quarter 2022 as a result of the early termination of the transition services agreement related to the 2019 sale of Gulf Power.
See Note (B) to the Condensed Financial Statements under "Southern Company Gas – Infrastructure Replacement Programs and Capital Projects" herein for additional information on the regulatory disallowance at Nicor Gas and Note 2 to the financial statements under "Georgia Power – Storm Damage Recovery" in Item 8 of the Form 10-K for additional information.
Depreciation and Amortization

Third Quarter 2023 vs. Third Quarter 2022		Year-To-Date 2023 vs. Year-To-Date 2022
(change in millions)	(% change)	(change in millions)	(% change)
$221	24.0	$637	23.4
In the third quarter 2023, depreciation and amortization was $1.1 billion compared to $0.9 billion for the corresponding period in 2022. For year-to-date 2023, depreciation and amortization was $3.4 billion compared to $2.7 billion for the corresponding period in 2022. The increases in the third quarter and year-to-date 2023 were primarily due to increases of $181 million and $544 million, respectively, resulting from higher depreciation rates at Alabama Power and Georgia Power and increases of $28 million and $74 million, respectively, from additional plant in service. See Notes 2 and 5 to the financial statements under "Alabama Power" and "Depreciation and Amortization," respectively, in Item 8 of the Form 10-K for additional information.
Taxes Other Than Income Taxes

Third Quarter 2023 vs. Third Quarter 2022		Year-To-Date 2023 vs. Year-To-Date 2022
(change in millions)	(% change)	(change in millions)	(% change)
$(11)	(3.1)	$3	0.3
In the third quarter 2023, taxes other than income taxes were $341 million compared to $352 million for the corresponding period in 2022. The decrease was primarily due to decreases of $15 million in municipal franchise fees resulting from lower retail revenues at Georgia Power, partially offset by an increase of $4 million in property taxes primarily at Georgia Power resulting from an increase in the assessed value of property.
For year-to-date 2023, taxes other than income taxes were $1.08 billion compared to $1.07 billion for the corresponding period in 2022. The increase was primarily due to increases of $26 million in property taxes primarily at Georgia Power resulting from an increase in the assessed value of property, $18 million in utility license taxes at Alabama Power, and $8 million in payroll taxes primarily at Southern Company Gas, largely offset by decreases of $33 million in municipal franchise fees resulting from lower retail revenues at Georgia Power and $15 million in revenue tax expenses at Southern Company Gas.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Estimated Loss on Plant Vogtle Units 3 and 4

Third Quarter 2023 vs. Third Quarter 2022		Year-To-Date 2023 vs. Year-To-Date 2022
(change in millions)	(% change)	(change in millions)	(% change)
$230	N/M	$178	N/M
Georgia Power recorded pre-tax charges (credits) to income for the estimated probable loss on Plant Vogtle Units 3 and 4 totaling $160 million and $(70) million in the third quarter 2023 and 2022, respectively, and $160 million and $(18) million for year-to-date 2023 and 2022, respectively. The charges (credits) reflected revisions to the total project capital cost forecast to complete construction and start-up of Plant Vogtle Units 3 and 4. See Note (B) to the Condensed Financial Statements herein and Note 2 to the financial statements in Item 8 of the Form 10-K under "Georgia Power – Nuclear Construction" for additional information.
Allowance for Equity Funds Used During Construction

Third Quarter 2023 vs. Third Quarter 2022		Year-To-Date 2023 vs. Year-To-Date 2022
(change in millions)	(% change)	(change in millions)	(% change)
$7	11.9	$37	22.7
In the third quarter 2023, allowance for equity funds used during construction was $66 million compared to $59 million for the corresponding period in 2022. For year-to-date 2023, allowance for equity funds used during construction was $200 million compared to $163 million for the corresponding period in 2022. The increases were primarily associated with an increase in capital expenditures related to Plant Barry Unit 8 construction, as well as an increase in capital expenditures related to hydro production, both at Alabama Power. Also contributing to the increase for year-to-date 2023 was an increase in capital expenditures subject to AFUDC at Georgia Power. See Note 2 to the financial statements in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements herein under "Alabama Power – Certificates of Convenience and Necessity" for additional information.
Interest Expense, Net of Amounts Capitalized

Third Quarter 2023 vs. Third Quarter 2022		Year-To-Date 2023 vs. Year-To-Date 2022
(change in millions)	(% change)	(change in millions)	(% change)
$109	21.3	$351	24.0
In the third quarter 2023, interest expense, net of amounts capitalized was $620 million compared to $511 million for the corresponding period in 2022. For year-to-date 2023, interest expense, net of amounts capitalized was $1.8 billion compared to $1.5 billion for the corresponding period in 2022. The increases in the third quarter and year-to-date 2023 primarily reflect approximately $63 million and $222 million, respectively, related to higher interest rates and $48 million and $134 million, respectively, related to higher average outstanding borrowings. See FINANCIAL CONDITION AND LIQUIDITY – "Sources of Capital" and "Financing Activities" herein for additional information on borrowings.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Other Income (Expense), Net

Third Quarter 2023 vs. Third Quarter 2022		Year-To-Date 2023 vs. Year-To-Date 2022
(change in millions)	(% change)	(change in millions)	(% change)
$9	6.8	$14	3.4
For year-to-date 2023, other income (expense), net was $428 million compared to $414 million for the corresponding period in 2022. The increase was primarily due to a $29 million increase in interest income, a $13 million decrease in non-operating benefit-related expenses at Alabama Power, an $8 million gain on investments at Southern Holdings, and a $6 million decrease in non-operating marketing expenses at Georgia Power, partially offset by decreases of $30 million in non-service cost-related retirement benefits income and $13 million in customer charges related to contributions in aid of construction at Georgia Power. See Note (H) to the Condensed Financial Statements herein for additional information.
Income Taxes

Third Quarter 2023 vs. Third Quarter 2022		Year-To-Date 2023 vs. Year-To-Date 2022
(change in millions)	(% change)	(change in millions)	(% change)
$(117)	(28.3)	$(399)	(44.8)
In the third quarter 2023, income taxes were $297 million compared to $414 million for the corresponding period in 2022. For year-to-date 2023, income taxes were $492 million compared to $891 million for the corresponding period in 2022. The decreases were primarily due to lower pre-tax earnings, an increase in the flowback of certain excess deferred income taxes at Alabama Power, and a decrease in a valuation allowance on certain state tax credit carryforwards at Georgia Power in 2023, partially offset by a decrease in the flowback of certain excess deferred income taxes at Georgia Power that ended in 2022. Also contributing to the year-to-date 2023 decrease was an adjustment in the second quarter 2022 related to a prior year state tax credit carryforward at Georgia Power. See Note (G) to the Condensed Financial Statements herein for additional information.
Net Income (Loss) Attributable to Noncontrolling Interests

Third Quarter 2023 vs. Third Quarter 2022		Year-To-Date 2023 vs. Year-To-Date 2022
(change in millions)	(% change)	(change in millions)	(% change)
$(2)	(16.7)	$(13)	(23.6)
Substantially all noncontrolling interests relate to renewable projects at Southern Power. In the third quarter 2023, net income attributable to noncontrolling interests was $10 million compared to $12 million for the corresponding period in 2022. The decrease was primarily due to $7 million in higher HLBV loss allocations to Southern Power's wind tax equity partners, largely offset by an allocation of $6 million to Southern Power's equity partners related to an arbitration interim award.
For year-to-date 2023, net loss attributable to noncontrolling interests was $68 million compared to $55 million for the corresponding period in 2022. The increase was primarily due to $16 million in higher HLBV loss allocations to Southern Power's wind tax equity partners and $12 million in lower income allocations to Southern Power's equity partners, partially offset by $15 million in lower loss allocations to Southern Power's battery energy storage partners.
See Note (C) to the Condensed Financial Statements under "General Litigation Matters – Southern Power" herein for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Alabama Power
Net Income

Third Quarter 2023 vs. Third Quarter 2022		Year-To-Date 2023 vs. Year-To-Date 2022
(change in millions)	(% change)	(change in millions)	(% change)
$40	7.6	$(124)	(9.9)
Alabama Power's net income after dividends on preferred stock in the third quarter 2023 was $565 million compared to $525 million for the corresponding period in 2022. The increase was primarily due to a decrease in income tax expense and an increase in retail revenues associated with Rate CNP Compliance and warmer weather in Alabama Power's service territory in the third quarter 2023 compared to the corresponding period in 2022. These increases to income were partially offset by an increase in depreciation and amortization associated with a change in depreciation rates effective January 2023.
Alabama Power's net income after dividends on preferred stock for year-to-date 2023 was $1.13 billion compared to $1.26 billion for the corresponding period in 2022. The decrease was primarily due to an increase in depreciation rates effective January 2023, a decrease in retail revenues associated with milder weather in Alabama Power's service territory in the first and second quarters of 2023 compared to the corresponding periods in 2022, and an increase in capacity-related expenses. These decreases to income were partially offset by a decrease in income tax expense and an increase in Rate CNP Compliance revenues.
See Note 2 to the financial statements in Item 8 of the Form 10-K under "Alabama Power" for additional information.
Retail Revenues
In the third quarter 2023, retail revenues were $1.86 billion compared to $2.01 billion for the corresponding period in 2022. For year-to-date 2023, retail revenues were $4.71 billion compared to $5.02 billion for the corresponding period in 2022. Details of the changes in retail revenues were as follows:

	Third Quarter 2023 vs. Third Quarter 2022		Year-To-Date 2023 vs. Year-To-Date 2022
	(change in millions)	(% change)	(change in millions)	(% change)
Rates and pricing	$62	3.1%	$178	3.5%
Sales decline	(2)	(0.1)	(36)	(0.7)
Weather	35	1.7	(84)	(1.7)
Fuel and other cost recovery	(243)	(12.1)	(365)	(7.3)
Retail revenues	$(148)	(7.4)%	$(307)	(6.2)%
Revenues associated with changes in rates and pricing increased in the third quarter and year-to-date 2023 when compared to the corresponding periods in 2022 primarily due to an increase in Rate CNP Compliance revenues. In addition, in the third quarter and year-to-date 2023, revenues associated with Rate CNP Depreciation increased $94 million and $234 million, respectively, and were fully offset by customer bill credits related to the flowback of excess accumulated deferred income taxes. See Note 2 to the financial statements under "Alabama Power" in Item 8 of the Form 10-K for additional information.
Revenues attributable to changes in sales decreased in the third quarter and year-to-date 2023 when compared to the corresponding periods in 2022. Weather-adjusted residential KWH sales decreased 0.8% in the third quarter 2023 compared to the corresponding period in 2022 primarily due to decreased customer usage and remained flat for year-to-date 2023 when compared to the corresponding period in 2022. Weather-adjusted commercial KWH sales increased 1.1% and 0.8% in the third quarter and year-to-date 2023, respectively, when compared to the corresponding periods in 2022 primarily due to increases in customer usage and customer growth. Industrial KWH sales decreased 4.8% and 3.9% in the third quarter and year-to-date 2023, respectively, primarily due to decreases in

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
the chemicals and forest products sectors. Also contributing to the industrial KWH sales decrease in the third quarter 2023 was a decrease in the primary metals sector.
Fuel and other cost recovery revenues decreased in the third quarter and year-to-date 2023 when compared to the corresponding periods in 2022 primarily as a result of lower fuel and purchased power costs.
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
Wholesale Revenues – Non-Affiliates

Third Quarter 2023 vs. Third Quarter 2022		Year-To-Date 2023 vs. Year-To-Date 2022
(change in millions)	(% change)	(change in millions)	(% change)
$(144)	(57.6)	$(164)	(31.4)
In the third quarter 2023, wholesale revenues from sales to non-affiliates were $106 million compared to $250 million for the corresponding period in 2022. The decrease was primarily due to a 47.0% decrease in the volume of KWHs sold as a result of power sales agreements that ended in May 2023 and a 19.8% decrease in the price of energy primarily as a result of lower natural gas prices in the third quarter 2023 compared to the corresponding period in 2022.
For year-to-date 2023, wholesale revenues from sales to non-affiliates were $358 million compared to $522 million for the corresponding period in 2022. The decrease was primarily due to a 20.4% decrease in the price of energy primarily as a result of lower natural gas prices and a 13.8% decrease in the volume of KWHs sold due to lower customer demand as a result of milder weather in 2023 compared to the corresponding period in 2022.
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
Wholesale Revenues – Affiliates

Third Quarter 2023 vs. Third Quarter 2022		Year-To-Date 2023 vs. Year-To-Date 2022
(change in millions)	(% change)	(change in millions)	(% change)
$(56)	(80.0)	$(127)	(74.7)
In the third quarter 2023, wholesale revenues from sales to affiliates were $14 million compared to $70 million for the corresponding period in 2022. For year-to-date 2023, wholesale revenues from sales to affiliates were $43 million compared to $170 million for the corresponding period in 2022. The decreases for the third quarter and year-to-date 2023 were primarily due to decreases of 60.6% and 45.6%, respectively, in the price of energy due to lower natural gas prices and 51.2% and 53.5%, respectively, in the volume of KWH sales due to lower customer demand as a result of milder weather in 2023 compared to the corresponding periods in 2022.
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

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Other Revenues

Third Quarter 2023 vs. Third Quarter 2022		Year-To-Date 2023 vs. Year-To-Date 2022
(change in millions)	(% change)	(change in millions)	(% change)
$(13)	(11.2)	$(5)	(1.6)
In the third quarter 2023, other revenues were $103 million compared to $116 million for the corresponding period in 2022. For year-to-date 2023, other revenues were $311 million compared to $316 million for the corresponding period in 2022. The decreases for the third quarter and year-to-date 2023 were primarily due to decreases of $11 million and $23 million, respectively, in cogeneration steam revenue primarily associated with lower natural gas prices. The decrease for year-to-date 2023 was largely offset by a $20 million increase in unregulated sales of products and services.
Fuel and Purchased Power Expenses

	Third Quarter 2023 vs. Third Quarter 2022		Year-To-Date 2023 vs. Year-To-Date 2022
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$(264)	(39.6)	$(386)	(27.6)
Purchased power – non-affiliates	(143)	(77.3)	(150)	(43.2)
Purchased power – affiliates	(33)	(29.2)	(67)	(25.8)
Total fuel and purchased power expenses	$(440)		$(603)
In the third quarter 2023, total fuel and purchased power expenses were $524 million compared to $964 million for the corresponding period in 2022. For year-to-date 2023, total fuel and purchased power expenses were $1.40 billion compared to $2.01 billion for the corresponding period in 2022. The decreases for the third quarter and year-to-date 2023 were due to decreases of $301 million and $540 million, respectively, in the average cost of fuel and purchased power and decreases of $139 million and $63 million, respectively, related to the volume of KWHs generated and purchased.
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

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Details of Alabama Power's generation and purchased power were as follows:

	Third Quarter 2023	Third Quarter 2022	Year-To-Date 2023	Year-To-Date 2022
Total generation (in billions of KWHs)(a)	15	16	43	45
Total purchased power (in billions of KWHs)	3	4	8	9
Sources of generation (percent)(a) —
Coal	40	47	35	45
Gas	31	28	30	23
Nuclear	26	22	27	24
Hydro	3	3	8	8
Cost of fuel, generated (in cents per net KWH) —
Coal	3.57	3.89	3.48	3.40
Gas(a)	3.07	6.55	3.05	5.20
Nuclear	0.68	0.67	0.68	0.67
Average cost of fuel, generated (in cents per net KWH)(a)	2.64	3.91	2.51	3.13
Average cost of purchased power (in cents per net KWH)(b)	4.57	8.55	4.97	8.33
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
Fuel
In the third quarter 2023, fuel expense was $402 million compared to $666 million for the corresponding period in 2022. The decrease was primarily due to a 53.1% decrease in the average cost of natural gas per KWH generated, which excludes tolling agreements, and an 18.9% decrease in the volume of KWHs generated by coal.
For year-to-date 2023, fuel expense was $1.01 billion compared to $1.40 billion for the corresponding period in 2022. The decrease was primarily due to a 41.3% decrease in the average cost of natural gas per KWH generated, which excludes tolling agreements, and a 25.3% decrease in the volume of KWHs generated by coal, partially offset by a 23.4% increase in the volume of KWHs generated by natural gas and a 10.6% decrease in the volume of KWHs generated by hydro facilities as a result of less rainfall for year-to-date 2023 compared to the corresponding period in 2022.
Purchased Power – Non-Affiliates
In the third quarter 2023, purchased power expense from non-affiliates was $42 million compared to $185 million for the corresponding period in 2022. For year-to-date 2023, purchased power expense from non-affiliates was $197 million compared to $347 million for the corresponding period in 2022. The decreases for the third quarter and year-to-date 2023 were primarily due to decreases of 41.0% and 37.6%, respectively, in the average cost per KWH purchased due to lower purchase prices as a result of lower natural gas prices and decreases of 64.2% and 21.8%, respectively, in the volume of KWHs purchased due to a new PPA that began in July 2022 and ended in May 2023.
Energy purchases from non-affiliates will vary depending on the market prices of wholesale energy as compared to the cost of the Southern Company system's generation, demand for energy within the Southern Company system's electric service territory, and the availability of the Southern Company system's generation.
Purchased Power – Affiliates
In the third quarter 2023, purchased power expense from affiliates was $80 million compared to $113 million for the corresponding period in 2022. For year-to-date 2023, purchased power expense from affiliates was $193 million

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
compared to $260 million for the corresponding period in 2022. The decreases for the third quarter and year-to-date 2023 were primarily due to decreases of 65.8% and 51.3%, respectively, in the average cost per KWH purchased due to lower purchase prices as a result of lower natural gas prices, partially offset by increases of 107.6% and 52.6%, respectively, in the volume of KWHs purchased due to the availability of lower cost gas generation in the Southern Company system.
Energy purchases from affiliates will vary depending on demand for energy and the availability and cost of generating resources at each company within the Southern Company system. These purchases are made in accordance with the IIC or other contractual agreements, as approved by the FERC.
Other Operations and Maintenance Expenses

Third Quarter 2023 vs. Third Quarter 2022		Year-To-Date 2023 vs. Year-To-Date 2022
(change in millions)	(% change)	(change in millions)	(% change)
$(7)	(1.7)	$5	0.4
In the third quarter 2023, other operations and maintenance expenses were $411 million compared to $418 million for the corresponding period in 2022. The decrease was primarily due to decreases of $15 million in transmission and distribution expenses related to line maintenance, $9 million in technology infrastructure and application production costs, and $9 million in certain employee compensation and benefit expenses. The decreases were largely offset by an increase of $26 million in planned outages and generation non-outage maintenance expenses.
For year-to-date 2023, other operations and maintenance expenses were $1.28 billion compared to $1.27 billion for the corresponding period in 2022. The increase was primarily due to a $14 million decrease in nuclear property insurance refunds and increases of $19 million in expenses related to unregulated products and services, $9 million in technology infrastructure and application production costs, and $9 million in customer accounts expenses primarily associated with bad debt expense. The increases were largely offset by decreases of $21 million in generation expenses primarily associated with planned outages and generation non-outage maintenance expenses, $15 million in certain employee compensation and benefit expenses, and $10 million in transmission and distribution related to line maintenance.
Depreciation and Amortization

Third Quarter 2023 vs. Third Quarter 2022		Year-To-Date 2023 vs. Year-To-Date 2022
(change in millions)	(% change)	(change in millions)	(% change)
$131	59.5	$393	60.3
In the third quarter 2023, depreciation and amortization was $351 million compared to $220 million for the corresponding period in 2022. For year-to-date 2023, depreciation and amortization was $1.05 billion compared to $652 million for the corresponding period in 2022. The increases were primarily due to an increase in depreciation rates effective in 2023. See Notes 2 and 5 to the financial statements under "Alabama Power" and "Depreciation and Amortization," respectively, in Item 8 of the Form 10-K for additional information.
Taxes Other Than Income Taxes

Third Quarter 2023 vs. Third Quarter 2022		Year-To-Date 2023 vs. Year-To-Date 2022
(change in millions)	(% change)	(change in millions)	(% change)
$4	3.8	$24	7.8
In the third quarter 2023, taxes other than income taxes were $110 million compared to $106 million for the corresponding period in 2022. For year-to-date 2023, taxes other than income taxes were $333 million compared to $309 million for the corresponding period in 2022. The increases were primarily due to an increase in utility license taxes.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Allowance for Equity Funds Used During Construction

Third Quarter 2023 vs. Third Quarter 2022		Year-To-Date 2023 vs. Year-To-Date 2022
(change in millions)	(% change)	(change in millions)	(% change)
$5	27.8	$14	27.5
In the third quarter 2023, allowance for equity funds used during construction was $23 million compared to $18 million for the corresponding period in 2022. For year-to-date 2023, allowance for equity funds used during construction was $65 million compared to $51 million for the corresponding period in 2022. The increases were primarily due to an increase in capital expenditures related to Plant Barry Unit 8 construction, as well as an increase in capital expenditures related to hydro production. See Note (B) to the Condensed Financial Statements under "Alabama Power – Certificates of Convenience and Necessity" herein for additional information.
Interest Expense, Net of Amounts Capitalized

Third Quarter 2023 vs. Third Quarter 2022		Year-To-Date 2023 vs. Year-To-Date 2022
(change in millions)	(% change)	(change in millions)	(% change)
$6	6.1	$33	11.9
In the third quarter 2023, interest expense, net of amounts capitalized was $104 million compared to $98 million for the corresponding period in 2022. For year-to-date 2023, interest expense, net of amounts capitalized was $311 million compared to $278 million for the corresponding period in 2022. The increases for the third quarter and year-to-date 2023 were primarily associated with increases of approximately $5 million and $25 million, respectively, related to higher average outstanding borrowings and $4 million and $15 million, respectively, related to higher interest rates. See FINANCIAL CONDITION AND LIQUIDITY – "Sources of Capital" herein for additional information on borrowings.
Other Income (Expense), Net

Third Quarter 2023 vs. Third Quarter 2022		Year-To-Date 2023 vs. Year-To-Date 2022
(change in millions)	(% change)	(change in millions)	(% change)
$—	—	$16	15.8
For year-to-date 2023, other income (expense), net was $117 million compared to $101 million for the corresponding period in 2022. The increase was primarily due to a decrease in non-operating benefit-related expenses and an increase in interest income, partially offset by a decrease in non-service cost-related retirement benefits income. See Note (H) to the Condensed Financial Statements herein for additional information.
Income Taxes

Third Quarter 2023 vs. Third Quarter 2022		Year-To-Date 2023 vs. Year-To-Date 2022
(change in millions)	(% change)	(change in millions)	(% change)
$(87)	(52.4)	$(291)	(73.9)
In the third quarter 2023, income taxes were $79 million compared to $166 million for the corresponding period in 2022. For year-to-date 2023, income taxes were $103 million compared to $394 million for the corresponding period in 2022. The decreases were primarily due to an increase in the flowback of certain excess deferred income taxes and lower pre-tax earnings. See Note 2 to the financial statements under "Alabama Power – Excess Accumulated Deferred Income Tax Accounting Order" in Item 8 of the Form 10-K and Note (G) to the Condensed Financial Statements herein for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Georgia Power
Net Income

Third Quarter 2023 vs. Third Quarter 2022		Year-To-Date 2023 vs. Year-To-Date 2022
(change in millions)	(% change)	(change in millions)	(% change)
$(78)	(9.1)	$(304)	(16.4)
Georgia Power's net income in the third quarter 2023 was $780 million compared to $858 million for the corresponding period in 2022. The decrease was primarily due to an increase of $172 million in after-tax charges related to the construction of Plant Vogtle Units 3 and 4, as well as higher interest expense, partially offset by an increase in retail revenues associated with warmer weather in the third quarter 2023 compared to the corresponding period in 2022 and lower non-fuel operations and maintenance costs. Also partially offsetting the net income reductions were the impacts of the 2022 ARP effective January 1, 2023, including increased retail rates, largely offset by higher depreciation and amortization.
For year-to-date 2023, net income was $1.55 billion compared to $1.85 billion for the corresponding period in 2022. The decrease was primarily due to a decrease in retail revenues associated with lower contributions from variable demand-driven pricing and milder weather in the first and second quarters of 2023 compared to the corresponding periods in 2022, an increase of $133 million in after-tax charges related to the construction of Plant Vogtle Units 3 and 4, and higher interest expense, partially offset by lower non-fuel operations and maintenance costs. Also partially offsetting the net income reductions were the impacts of the 2022 ARP effective January 1, 2023, including increased retail rates, largely offset by higher depreciation and amortization.
See Note 2 to the financial statements in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements herein under "Georgia Power" for additional information.
Retail Revenues
In the third quarter 2023, retail revenues were $3.00 billion compared to $3.70 billion for the corresponding period in 2022. For year-to-date 2023, retail revenues were $7.14 billion compared to $8.63 billion for the corresponding period in 2022. Details of the changes in retail revenues were as follows:

	Third Quarter 2023 vs. Third Quarter 2022		Year-To-Date 2023 vs. Year-To-Date 2022
	(change in millions)	(% change)	(change in millions)	(% change)
Rates and pricing	$17	0.4%	$(115)	(1.3)%
Sales decline	(31)	(0.8)	(17)	(0.2)
Weather	88	2.4	(109)	(1.3)
Fuel cost recovery	(781)	(21.1)	(1,246)	(14.4)
Retail revenues	$(707)	(19.1)%	$(1,487)	(17.2)%
Revenues associated with changes in rates and pricing increased in the third quarter 2023 when compared to the corresponding period in 2022 primarily due to base tariff increases in accordance with the 2022 ARP, partially offset by lower contributions from commercial and industrial customers with variable demand-driven pricing and a decrease in revenues recognized under the NCCR tariff. Revenues associated with changes in rates and pricing decreased for year-to-date 2023 when compared to the corresponding period in 2022 primarily due to lower contributions from commercial and industrial customers with variable demand-driven pricing and a decrease in revenues recognized under the NCCR tariff, partially offset by base tariff increases in accordance with the 2022 ARP. See Note 2 to the financial statements under "Georgia Power – Rate Plans" and " – Nuclear Construction" in Item 8 of the Form 10-K for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Revenues attributable to changes in sales decreased in the third quarter and year-to-date 2023 when compared to the corresponding periods in 2022. Weather-adjusted residential KWH sales decreased 2.6% and 0.7% in the third quarter and year-to-date 2023, respectively, when compared to the corresponding periods in 2022 primarily due to decreased customer usage, partially offset by customer growth. Weather-adjusted commercial KWH sales increased 0.4% and 1.1% in the third quarter and year-to-date 2023, respectively, when compared to the corresponding periods in 2022 primarily due to customer growth. The increase in weather-adjusted commercial KWH sales in the third quarter 2023 was partially offset by decreased customer usage. Weather-adjusted industrial KWH sales decreased 1.3% in the third quarter 2023 when compared to the corresponding period in 2022 primarily due to decreases in the pipeline and chemicals sectors, partially offset by an increase in the paper sector. Weather-adjusted industrial KWH sales decreased 1.0% for year-to-date 2023 when compared to the corresponding period in 2022 primarily due to decreases in the textile and mining sectors, partially offset by increases in the paper and electronics sectors.
Fuel revenues and costs are allocated between retail and wholesale jurisdictions. Retail fuel cost recovery revenues decreased in the third quarter and year-to-date 2023 when compared to the corresponding periods in 2022 due to lower fuel and purchased power costs. Electric rates include provisions to adjust billings for fluctuations in fuel costs, including the energy component of purchased power costs. Under these fuel cost recovery provisions, fuel revenues generally equal fuel expenses and do not affect net income. See Note (B) to the Condensed Financial Statements herein and Note 2 to the financial statements in Item 8 of the Form 10-K under "Georgia Power – Fuel Cost Recovery" for additional information.
Wholesale Revenues

Third Quarter 2023 vs. Third Quarter 2022		Year-To-Date 2023 vs. Year-To-Date 2022
(change in millions)	(% change)	(change in millions)	(% change)
$13	23.2	$(39)	(21.0)
In the third quarter 2023, wholesale revenues were $69 million compared to $56 million for the corresponding period in 2022. The increase was primarily due to a $22 million increase related to the volume of KWH sales associated with higher market demand and a $17 million increase related to new capacity contracts, partially offset by a $26 million decrease related to the average cost per KWH sold due to lower Southern Company system fuel and purchased power costs.
For year-to-date 2023, wholesale revenues were $147 million compared to $186 million for the corresponding period in 2022. The decrease was primarily due to a $41 million decrease related to the average cost per KWH sold due to lower Southern Company system fuel and purchased power costs and a $13 million decrease related to the volume of KWH sales associated with lower market demand, partially offset by a $19 million increase related to new capacity contracts.
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
Other Revenues

Third Quarter 2023 vs. Third Quarter 2022		Year-To-Date 2023 vs. Year-To-Date 2022
(change in millions)	(% change)	(change in millions)	(% change)
$42	32.3	$113	28.0
In the third quarter 2023, other revenues were $172 million compared to $130 million for the corresponding period in 2022. For year-to-date 2023, other revenues were $516 million compared to $403 million for the corresponding period in 2022. The increases for the third quarter and year-to-date 2023 were primarily due to increases of $27 million and $78 million, respectively, in unregulated sales associated with power delivery construction and maintenance, outdoor lighting, and energy conservation projects, net increases of $7 million and $18 million, respectively, in realized gains associated with price stability products for retail customers on variable demand-driven pricing tariffs, and increases of $10 million in retail solar program fees. Also contributing to the increase for year-to-date 2023 was an $11 million increase in open access transmission tariff sales.
Fuel and Purchased Power Expenses

	Third Quarter 2023 vs. Third Quarter 2022		Year-To-Date 2023 vs. Year-To-Date 2022
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$(265)	(31.5)	$(495)	(26.2)
Purchased power – non-affiliates	(173)	(56.9)	(303)	(43.3)
Purchased power – affiliates	(350)	(61.3)	(521)	(47.4)
Total fuel and purchased power expenses	$(788)		$(1,319)
In the third quarter 2023, total fuel and purchased power expenses were $0.9 billion compared to $1.7 billion for the corresponding period in 2022. For year-to-date 2023, total fuel and purchased power expenses were $2.4 billion compared to $3.7 billion for the corresponding period in 2022. The decreases for the third quarter and year-to-date 2023 were due to decreases of $689 million and $1.0 billion, respectively, related to the average cost of fuel and purchased power and net decreases of $99 million and $293 million, respectively, related to the volume of KWHs generated and purchased.
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

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Details of Georgia Power's generation and purchased power were as follows:

	Third Quarter 2023	Third Quarter 2022	Year-To-Date 2023	Year-To-Date 2022
Total generation (in billions of KWHs)(a)	18	15	46	45
Total purchased power (in billions of KWHs)	9	11	23	27
Sources of generation (percent) —
Gas	47	53	51	48
Nuclear(a)	26	28	27	26
Coal	25	16	19	22
Hydro and other	2	3	3	4
Cost of fuel, generated (in cents per net KWH) —
Gas	2.99	6.10	3.07	4.99
Nuclear(a)	0.87	0.75	0.79	0.76
Coal	5.69	4.73	5.80	3.84
Average cost of fuel, generated (in cents per net KWH)(a)	3.11	4.32	2.98	3.56
Average cost of purchased power (in cents per net KWH)(b)	4.55	10.14	4.64	8.00
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
Fuel
In the third quarter 2023, fuel expense was $576 million compared to $841 million for the corresponding period in 2022. The decrease was primarily due to a decrease of 51.0% in the average cost per KWH generated by natural gas, partially offset by increases of 78.6% in the volume of KWHs generated by coal, 20.3% in the average cost per KWH generated by coal, 16.0% in the average cost per KWH generated by nuclear, 8.8% in the volume of KWHs generated by nuclear, and 3.0% in the volume of KWHs generated by natural gas.
For year-to-date 2023, fuel expense was $1.39 billion compared to $1.89 billion for the corresponding period in 2022. The decrease was primarily due to decreases of 38.5% in the average cost per KWH generated by natural gas and 10.2% in the volume of KWHs generated by coal, partially offset by increases of 51.0% in the average cost per KWH generated by coal and 7.0% in the volume of KWHs generated by natural gas.
Purchased Power – Non-Affiliates
In the third quarter 2023, purchased power expense from non-affiliates was $131 million compared to $304 million for the corresponding period in 2022. For year-to-date 2023, purchased power expense from non-affiliates was $397 million compared to $700 million for the corresponding period in 2022. The decreases for the third quarter and year-to-date 2023 were primarily due to decreases of 38.1% and 37.8%, respectively, in the volume of KWHs purchased as Georgia Power and other Southern Company system units generally dispatched at a lower cost than available market resources and 45.1% and 24.1%, respectively, in the average cost per KWH purchased primarily due to lower natural gas prices.
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

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Purchased Power – Affiliates
In the third quarter 2023, purchased power expense from affiliates was $221 million compared to $571 million for the corresponding period in 2022. For year-to-date 2023, purchased power expense from affiliates was $579 million compared to $1.1 billion for the corresponding period in 2022. The decreases for the third quarter and year-to-date 2023 reflect decreases of 60.0% and 49.8%, respectively, in the average cost per KWH purchased primarily due to lower natural gas prices. Also contributing to the decrease in the third quarter 2023 was a 5.5% decrease in the volume of KWHs purchased.
Energy purchases from affiliates will vary depending on the demand and the availability and cost of generating resources at each company within the Southern Company system. These purchases are made in accordance with the IIC or other contractual agreements, all as approved by the FERC.
Other Operations and Maintenance Expenses

Third Quarter 2023 vs. Third Quarter 2022		Year-To-Date 2023 vs. Year-To-Date 2022
(change in millions)	(% change)	(change in millions)	(% change)
$(83)	(13.9)	$(181)	(10.7)
In the third quarter 2023, other operations and maintenance expenses were $512 million compared to $595 million for the corresponding period in 2022. The decrease was primarily due to decreases of $64 million in transmission and distribution expenses primarily associated with line maintenance, $45 million in storm damage recovery as authorized in the 2022 ARP, and $25 million in generation non-outage maintenance expenses. These decreases were partially offset by increases of $21 million in generation environmental projects and $20 million from unregulated power delivery construction and maintenance and energy conservation projects.
For year-to-date 2023, other operations and maintenance expenses were $1.51 billion compared to $1.69 billion for the corresponding period in 2022. The decrease was primarily due to decreases of $136 million in storm damage recovery as authorized in the 2022 ARP, $121 million in transmission and distribution expenses primarily associated with line maintenance, $74 million in generation non-outage maintenance expenses, and $14 million in certain employee compensation and benefit expenses. These decreases were partially offset by increases of $48 million from unregulated power delivery construction and maintenance and energy conservation projects, $41 million in generation environmental projects, and $39 million in technology infrastructure and application production costs, as well as a $12 million decrease in nuclear property insurance refunds.
See Note 2 to the financial statements under "Georgia Power – Storm Damage Recovery" in Item 8 of the Form 10-K for additional information.
Depreciation and Amortization

Third Quarter 2023 vs. Third Quarter 2022		Year-To-Date 2023 vs. Year-To-Date 2022
(change in millions)	(% change)	(change in millions)	(% change)
$70	19.5	$182	17.1
In the third quarter 2023, depreciation and amortization was $429 million compared to $359 million for the corresponding period in 2022. For year-to-date 2023, depreciation and amortization was $1.25 billion compared to $1.07 billion for the corresponding period in 2022. The increases for the third quarter and year-to-date 2023 were primarily due to increases of $48 million and $142 million, respectively, resulting from higher depreciation rates as authorized in the 2022 ARP and $21 million and $51 million, respectively, associated with additional plant in service. Partially offsetting the increase for year-to-date 2023 was a decrease of $11 million in amortization of regulatory assets related to the retirement of certain generating units that ended in 2022.
See Note 5 to the financial statements under "Depreciation and Amortization" in Item 8 of the Form 10-K for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Taxes Other Than Income Taxes

Third Quarter 2023 vs. Third Quarter 2022		Year-To-Date 2023 vs. Year-To-Date 2022
(change in millions)	(% change)	(change in millions)	(% change)
$(11)	(7.1)	$(14)	(3.3)
In the third quarter 2023, taxes other than income taxes were $144 million compared to $155 million for the corresponding period in 2022. For year-to-date 2023, taxes other than income taxes were $406 million compared to $420 million for the corresponding period in 2022. The decreases for the third quarter and year-to-date 2023 were due to decreases of $15 million and $33 million, respectively, in municipal franchise fees resulting from lower retail revenues, partially offset by increases of $3 million and $21 million, respectively, in property taxes primarily resulting from an increase in the assessed value of property.
Estimated Loss on Plant Vogtle Units 3 and 4

Third Quarter 2023 vs. Third Quarter 2022		Year-To-Date 2023 vs. Year-To-Date 2022
(change in millions)	(% change)	(change in millions)	(% change)
$230	N/M	$178	N/M
Georgia Power recorded pre-tax charges (credits) to income for the estimated probable loss on Plant Vogtle Units 3 and 4 totaling $160 million and $(70) million in the third quarter 2023 and 2022, respectively, and $160 million and $(18) million for year-to-date 2023 and 2022, respectively. The charges (credits) reflected revisions to the total project capital cost forecast to complete construction and start-up of Plant Vogtle Units 3 and 4. See Note (B) to the Condensed Financial Statements herein and Note 2 to the financial statements in Item 8 of the Form 10-K under "Georgia Power – Nuclear Construction" for additional information.
Allowance for Equity Funds Used During Construction

Third Quarter 2023 vs. Third Quarter 2022		Year-To-Date 2023 vs. Year-To-Date 2022
(change in millions)	(% change)	(change in millions)	(% change)
$—	—	$19	18.6
For year-to-date 2023, allowance for equity funds used during construction was $121 million compared to $102 million for the corresponding period in 2022. The increase was primarily due to an increase in capital expenditures subject to AFUDC.
Interest Expense, Net of Amounts Capitalized

Third Quarter 2023 vs. Third Quarter 2022		Year-To-Date 2023 vs. Year-To-Date 2022
(change in millions)	(% change)	(change in millions)	(% change)
$43	35.0	$125	36.0
In the third quarter 2023, interest expense, net of amounts capitalized was $166 million compared to $123 million for the corresponding period in 2022. For year-to-date 2023, interest expense, net of amounts capitalized was $472 million compared to $347 million for the corresponding period in 2022. The increases for the third quarter and year-to-date 2023 were primarily associated with increases of approximately $20 million and $64 million, respectively, related to higher average outstanding borrowings and $19 million and $59 million, respectively, related to higher interest rates. See FINANCIAL CONDITION AND LIQUIDITY – "Sources of Capital" and "Financing Activities" herein for additional information on borrowings.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Other Income (Expense), Net

Third Quarter 2023 vs. Third Quarter 2022		Year-To-Date 2023 vs. Year-To-Date 2022
(change in millions)	(% change)	(change in millions)	(% change)
$9	25.0	$(15)	(10.7)
In the third quarter 2023, other income (expense), net was $45 million compared to $36 million for the corresponding period in 2022. The increase was primarily due to a $6 million decrease in non-operating marketing expenses.
For year-to-date 2023, other income (expense), net was $125 million compared to $140 million for the corresponding period in 2022. The decrease was primarily due to a decrease of $13 million in customer charges related to contributions in aid of construction and a $7 million charge in the second quarter 2023 under a stipulation agreement approved by the Georgia PSC related to Georgia Power's fuel cost recovery case, partially offset by a $6 million decrease in non-operating marketing expenses. See Note (B) to the Condensed Financial Statements herein under "Georgia Power – Fuel Cost Recovery" for additional information.
Income Taxes

Third Quarter 2023 vs. Third Quarter 2022		Year-To-Date 2023 vs. Year-To-Date 2022
(change in millions)	(% change)	(change in millions)	(% change)
$(26)	(11.5)	$(76)	(18.1)
In the third quarter 2023, income taxes were $200 million compared to $226 million for the corresponding period in 2022. For year-to-date 2023, income taxes were $345 million compared to $421 million for the corresponding period in 2022. The decreases were primarily due to lower pre-tax earnings largely resulting from higher charges associated with the construction of Plant Vogtle Units 3 and 4 and a decrease in a valuation allowance on certain state tax credit carryforwards in 2023, partially offset by the flowback of certain excess deferred income taxes that ended in 2022. Also contributing to the year-to-date 2023 decrease was an adjustment in the second quarter 2022 related to a prior year state tax credit carryforward. See Note (G) to the Condensed Financial Statements herein for additional information.
Mississippi Power
Net Income

Third Quarter 2023 vs. Third Quarter 2022		Year-To-Date 2023 vs. Year-To-Date 2022
(change in millions)	(% change)	(change in millions)	(% change)
$13	21.0	$23	15.3
Mississippi Power's net income for the third quarter 2023 was $75 million compared to $62 million for the corresponding period in 2022. The increase was primarily due to an increase in revenues due to warmer weather in the third quarter 2023 when compared to the corresponding period in 2022.
Mississippi Power's net income for year-to-date 2023 was $173 million compared to $150 million for the corresponding period in 2022. The increase was primarily due to an increase in affiliate wholesale capacity revenues, partially offset by an increase in interest expense.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Retail Revenues
In the third quarter 2023, retail revenues were $284 million compared to $250 million for the corresponding period in 2022. For year-to-date 2023, retail revenues were $747 million compared to $718 million for the corresponding period in 2022. Details of the changes in retail revenues were as follows:

	Third Quarter 2023 vs. Third Quarter 2022		Year-To-Date 2023 vs. Year-To-Date 2022
	(change in millions)	(% change)	(change in millions)	(% change)
Rates and pricing	$(3)	(1.2)%	$2	0.2%
Sales growth	5	2.0	4	0.6
Weather	9	3.6	(1)	(0.1)
Fuel and other cost recovery	23	9.2	24	3.3
Retail revenues	$34	13.6%	$29	4.0%
Revenues associated with changes in rates and pricing decreased in the third quarter 2023 and increased year-to-date 2023 when compared to the corresponding periods in 2022. The third quarter 2023 decrease was primarily due to lower contributions from commercial and industrial customers with variable demand-driven pricing and the expiration of a PEP surcharge at the end of 2022 that became effective for the first billing cycle of April 2022, partially offset by higher revenues associated with a tolling arrangement accounted for as a sales-type lease. The year-to-date 2023 increase was primarily due to ECO Plan rates that became effective in May 2022 and higher revenues associated with a tolling arrangement accounted for as a sales-type lease, partially offset by the expiration of the PEP surcharge at the end of 2022 that became effective for the first billing cycle of April 2022. See Notes 2 and 9 to the financial statements under "Mississippi Power" and "Lessor," respectively, in Item 8 of the Form 10-K and Note (D) to the Condensed Financial Statements under "Lease Income" herein for additional information.
Revenues attributable to changes in sales increased in the third quarter and year-to-date 2023 when compared to the corresponding periods in 2022. Weather-adjusted residential KWH sales increased 0.9% in the third quarter 2023 when compared to the corresponding period in 2022 due to an increase in customer usage. Weather-adjusted residential KWH sales decreased 0.3% year-to-date 2023 when compared to the corresponding period in 2022 due to a decrease in customer usage. Weather-adjusted commercial KWH sales increased 11.8% and 6.4% in the third quarter and year-to-date 2023, respectively, when compared to the corresponding periods in 2022 due to sales growth associated with new commercial contracts. Industrial KWH sales increased 1.1% and 1.3% in the third quarter and year-to-date 2023, respectively, when compared to the corresponding periods in 2022 primarily due to an increase in the non-manufacturing sector, partially offset by a decrease in the chemicals sector.
Fuel and other cost recovery revenues increased in the third quarter and year-to-date 2023 when compared to the corresponding periods in 2022 primarily as a result of higher recoverable fuel costs. Recoverable fuel costs include fuel and purchased power expenses reduced by the fuel and emissions portion of wholesale revenues from energy sold to customers outside Mississippi Power's service territory. Electric rates include provisions to adjust billings for fluctuations in fuel costs, including the energy component of purchased power costs. Under these provisions, fuel revenues generally equal fuel expenses, including the energy component of purchased power costs, and do not affect net income. See Note 2 to the financial statements in Item 8 of the Form 10-K for additional information.
Wholesale Revenues – Non-Affiliates

Third Quarter 2023 vs. Third Quarter 2022		Year-To-Date 2023 vs. Year-To-Date 2022
(change in millions)	(% change)	(change in millions)	(% change)
$17	28.3	$10	5.2
In the third quarter 2023, wholesale revenues from sales to non-affiliates were $77 million compared to $60 million for the corresponding period in 2022. The increase was primarily due to an $11 million increase associated with

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
MRA customers and a $6 million increase associated with opportunity sales. The increase from MRA customers was primarily due to higher recoverable fuel costs and an increase in demand as a result of weather impacts.
For year-to-date 2023, wholesale revenues from sales to non-affiliates were $201 million compared to $191 million for the corresponding period in 2022. The increase was due to a $6 million increase associated with MRA customers and a $4 million increase associated with opportunity sales. The increase from MRA customers was primarily due to a rate increase under the MRA tariff effective September 2022 and higher recoverable fuel costs, partially offset by a decrease in demand as a result of weather impacts.
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
Wholesale Revenues – Affiliates

Third Quarter 2023 vs. Third Quarter 2022		Year-To-Date 2023 vs. Year-To-Date 2022
(change in millions)	(% change)	(change in millions)	(% change)
$(122)	(65.2)	$(178)	(53.0)
In the third quarter 2023, wholesale revenues from sales to affiliates were $65 million compared to $187 million for the corresponding period in 2022. The decrease was primarily due to a $141 million decrease associated with lower natural gas prices, partially offset by a $19 million increase associated with higher KWH sales.
For year-to-date 2023, wholesale revenues from sales to affiliates were $158 million compared to $336 million for the corresponding period in 2022. The decrease was primarily due to a $216 million decrease associated with lower natural gas prices, partially offset by a $29 million increase in capacity revenues resulting from an increase in pricing and volume of generation reserves and a $9 million increase associated with higher KWH sales.
Wholesale revenues from sales to affiliated companies will vary depending on demand and the availability and cost of generating resources at each company. These affiliate sales are made in accordance with the IIC, as approved by the FERC. Energy revenues related to these transactions do not have a significant impact on earnings since this energy is generally sold at marginal cost.
Fuel and Purchased Power Expenses

	Third Quarter 2023 vs. Third Quarter 2022		Year-To-Date 2023 vs. Year-To-Date 2022
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$(80)	(33.1)	$(167)	(29.6)
Purchased power	(13)	(65.0)	(18)	(50.0)
Total fuel and purchased power expenses	$(93)		$(185)
In the third quarter 2023, total fuel and purchased power expenses were $169 million compared to $262 million for the corresponding period in 2022. For year-to-date 2023, total fuel and purchased power expenses were $416 million compared to $601 million for the corresponding period in 2022. The decreases for the third quarter and year-to-date 2023 were primarily due to decreases of $122 million and $203 million, respectively, related to the

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
average cost of fuel and purchased power, partially offset by net increases of $29 million and $18 million, respectively, related to the volume of KWHs generated and purchased.
Fuel and purchased power energy transactions do not have a significant impact on earnings since energy expenses are generally offset by energy revenues through Mississippi Power's fuel cost recovery clause.
Details of Mississippi Power's generation and purchased power were as follows:

	Third Quarter 2023	Third Quarter 2022	Year-To-Date 2023	Year-To-Date 2022
Total generation (in millions of KWHs)	5,783	5,093	14,123	13,650
Total purchased power (in millions of KWHs)	153	241	427	527
Sources of generation (percent) –
Gas	87	89	92	89
Coal	13	11	8	11
Cost of fuel, generated (in cents per net KWH) –
Gas	2.52	5.10	2.72	4.43
Coal	5.49	4.50	5.64	4.12
Average cost of fuel, generated (in cents per net KWH)	2.92	5.02	2.97	4.40
Average cost of purchased power (in cents per net KWH)	4.61	8.15	4.27	6.83
Fuel
In the third quarter 2023, fuel expense was $162 million compared to $242 million for the corresponding period in 2022. The decrease was due to a 50.6% decrease in the average cost of natural gas per KWH generated, partially offset by a 28.5% increase in the volume of KWHs generated by coal, a 22.0% increase in the average cost of coal per KWH generated, and a 13.5% increase in the volume of KWHs generated by natural gas.
For year-to-date 2023, fuel expense was $398 million compared to $565 million for the corresponding period in 2022. The decrease was due to a 38.6% decrease in the average cost of natural gas per KWH generated and a 21.7% decrease in the volume of KWHs generated by coal, partially offset by a 36.9% increase in the average cost of coal per KWH generated and a 7.5% increase in the volume of KWHs generated by natural gas.
Purchased Power
In the third quarter 2023, purchased power expense was $7 million compared to $20 million for the corresponding period in 2022. For year-to-date 2023, purchased power expense was $18 million compared to $36 million for the corresponding period in 2022. The decreases for the third quarter and year-to-date 2023 were due to decreases of 43.4% and 37.5%, respectively, in the average cost per KWH purchased primarily due to lower natural gas prices and decreases of 36.4% and 18.9%, respectively, in the volume of KWHs purchased.
Other Operations and Maintenance Expenses

Third Quarter 2023 vs. Third Quarter 2022		Year-To-Date 2023 vs. Year-To-Date 2022
(change in millions)	(% change)	(change in millions)	(% change)
$(2)	(2.3)	$6	2.4
For year-to-date 2023, other operations and maintenance expenses were $258 million compared to $252 million for the corresponding period in 2022. The increase was primarily due to increases of $5 million in generation expenses and $4 million in storm reserve accruals, partially offset by a decrease of $5 million in sales and use taxes associated with the Kemper County energy facility.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
See Notes 2 and 3 to the financial statements under "Mississippi Power – System Restoration Rider" and "Other Matters – Mississippi Power," respectively, in Item 8 of the Form 10-K and Notes (B) and (C) to the Condensed Financial Statements under "Mississippi Power – System Restoration Rider" and "Other Matters – Mississippi Power," respectively, herein for additional information.
Interest Expense, Net of Amounts Capitalized

Third Quarter 2023 vs. Third Quarter 2022		Year-To-Date 2023 vs. Year-To-Date 2022
(change in millions)	(% change)	(change in millions)	(% change)
$4	26.7	$11	26.2
In the third quarter 2023, interest expense, net of amounts capitalized was $19 million compared to $15 million for the corresponding period in 2022. For year-to-date 2023, interest expense, net of amounts capitalized was $53 million compared to $42 million for the corresponding period in 2022. The increases for the third quarter and year-to-date 2023 were associated with increases of approximately $2 million and $8 million, respectively, related to higher interest rates and $2 million and $4 million, respectively, related to higher average outstanding borrowings. See FINANCIAL CONDITION AND LIQUIDITY – "Sources of Capital" and "Financing Activities" herein for additional information on borrowings.
Income Taxes

Third Quarter 2023 vs. Third Quarter 2022		Year-To-Date 2023 vs. Year-To-Date 2022
(change in millions)	(% change)	(change in millions)	(% change)
$1	5.9	$(3)	(7.9)
For year-to-date 2023, income taxes were $35 million compared to $38 million for the corresponding period in 2022. The decrease was primarily due to a decrease of $7 million associated with the flowback of certain excess deferred income taxes, largely offset by an increase of $5 million associated with higher pre-tax earnings. See Note (G) to the Condensed Financial Statements herein for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Southern Power
Net Income Attributable to Southern Power

Third Quarter 2023 vs. Third Quarter 2022		Year-To-Date 2023 vs. Year-To-Date 2022
(change in millions)	(% change)	(change in millions)	(% change)
$5	5.3	$23	8.7
Net income attributable to Southern Power in the third quarter 2023 was $100 million compared to $95 million for the corresponding period in 2022. The increase was primarily due to an arbitration interim award received for losses previously incurred, higher HLBV income associated with tax equity partnerships, and receipts of liquidated damages associated with generation facility production guarantees, partially offset by lower revenues driven by lower market prices of energy.
Net income attributable to Southern Power for year-to-date 2023 was $288 million compared to $265 million for the corresponding period in 2022. The increase was primarily due to an arbitration interim award received for losses previously incurred, a gain on the sale of spare parts, higher HLBV income associated with tax equity partnerships, and receipts of liquidated damages and insurance proceeds related to generation facility production and equipment, as well as changes in state apportionment methodology related to tax legislation enacted by the State of Tennessee. These increases were largely offset by lower revenues driven by lower market prices of energy.
See Note (C) to the Condensed Financial Statements under "General Litigation Matters – Southern Power" herein for additional information.
Operating Revenues

Third Quarter 2023 vs. Third Quarter 2022		Year-To-Date 2023 vs. Year-To-Date 2022
(change in millions)	(% change)	(change in millions)	(% change)
$(527)	(44.7)	$(932)	(35.6)
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
Operating Revenues Details
Details of Southern Power's operating revenues were as follows:

	Third Quarter 2023	Third Quarter 2022	Year-To-Date 2023	Year-To-Date 2022
	(in millions)
PPA capacity revenues	$134	$131	$360	$344
PPA energy revenues	370	736	953	1,657
Total PPA revenues	504	867	1,313	2,001
Non-PPA revenues	131	304	327	590
Other revenues	18	9	46	27
Total operating revenues	$653	$1,180	$1,686	$2,618
In the third quarter 2023, total operating revenues were $653 million, reflecting a $527 million, or 44.7%, decrease from the corresponding period in 2022. The change in operating revenues was primarily due to the following:
•PPA energy revenues decreased $366 million, or 49.7%, primarily due to a $378 million decrease in sales under natural gas PPAs resulting from a $304 million decrease in the price of fuel and purchased power and a $75 million decrease in the volume of KWHs sold.
•Non-PPA revenues decreased $173 million, or 56.9%, primarily due to a $252 million decrease in the market price of energy, partially offset by a $76 million increase in the volume of KWHs sold through short-term sales.
•Other revenues increased $9 million, or 100.0%, primarily due to an arbitration interim award received for losses previously incurred. See Note (C) to the Condensed Financial Statements under "General Litigation Matters – Southern Power" herein for additional information.
For year-to-date 2023, total operating revenues were $1.7 billion, reflecting a $932 million, or 35.6%, decrease from the corresponding period in 2022. The change in operating revenues was primarily due to the following:
•PPA capacity revenues increased $16 million, or 4.7%, primarily due to a net increase in MW capacity under contract from natural gas PPAs and an increase associated with a change in rates from natural gas PPAs.
•PPA energy revenues decreased $704 million, or 42.5%, primarily due to a $706 million decrease in sales under natural gas PPAs resulting from a $577 million decrease in the price of fuel and purchased power and a $129 million decrease in the volume of KWHs sold.
•Non-PPA revenues decreased $263 million, or 44.6%, primarily due to a $522 million decrease in the market price of energy, partially offset by a $255 million increase in the volume of KWHs sold through short-term sales.
•Other revenues increased $19 million, or 70.4%, primarily due to receipts of liquidated damages associated with generation facility production guarantees, an arbitration interim award received for losses previously incurred, and business interruption insurance proceeds for damaged generation equipment. See Note (C) to the Condensed Financial Statements under "General Litigation Matters – Southern Power" herein for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Fuel and Purchased Power Expenses
Details of Southern Power's generation and purchased power were as follows:

	Third Quarter 2023	Third Quarter 2022	Year-To-Date 2023	Year-To-Date 2022
	(in billions of KWHs)
Generation	12.9	12.8	36.9	36.7
Purchased power	0.8	1.2	2.4	2.3
Total generation and purchased power	13.7	14.0	39.3	39.0

Total generation and purchased power (excluding solar, wind, fuel cells, and tolling agreements)	8.5	8.8	24.7	23.2
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
Details of Southern Power's fuel and purchased power expenses were as follows:

	Third Quarter 2023 vs. Third Quarter 2022		Year-To-Date 2023 vs. Year-To-Date 2022
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$(409)	(67.6)	$(748)	(58.7)
Purchased power	(111)	(77.1)	(146)	(62.7)
Total fuel and purchased power expenses	$(520)		$(894)
In the third quarter 2023, total fuel and purchased power expenses decreased $520 million, or 69.4%, compared to the corresponding period in 2022. Fuel expense decreased $409 million primarily due to a $421 million decrease associated with the average cost of fuel. Purchased power expense decreased $111 million due to a $61 million decrease associated with the average cost of purchased power and a $50 million decrease associated with the volume of KWHs purchased.
For year-to-date 2023, total fuel and purchased power expenses decreased $894 million, or 59.3%, compared to the corresponding period in 2022. Fuel expense decreased $748 million due to an $835 million decrease associated with the average cost of fuel, partially offset by an $87 million increase associated with the volume of KWHs generated. Purchased power expense decreased $146 million primarily due to a $152 million decrease associated with the average cost of purchased power.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Other Operations and Maintenance Expenses

Third Quarter 2023 vs. Third Quarter 2022		Year-To-Date 2023 vs. Year-To-Date 2022
(change in millions)	(% change)	(change in millions)	(% change)
$(9)	(8.0)	$(5)	(1.5)
In the third quarter 2023, other operations and maintenance expenses were $104 million compared to $113 million for the corresponding period in 2022. For year-to-date 2023, other operations and maintenance expenses were $327 million compared to $332 million for the corresponding period in 2022. The decreases were primarily due to $11 million from an arbitration interim award received for losses previously incurred. The year-to-date 2023 decrease was largely offset by an increase in generation maintenance expenses. See Note (C) to the Condensed Financial Statements under "General Litigation Matters – Southern Power" herein for additional information.
Gain on Dispositions, Net

Third Quarter 2023 vs. Third Quarter 2022		Year-To-Date 2023 vs. Year-To-Date 2022
(change in millions)	(% change)	(change in millions)	(% change)
$—	—	$18	N/M
For year-to-date 2023, gain on dispositions, net was $20 million compared to $2 million for the corresponding period in 2022. The increase was primarily due to a $16 million gain on the sale of spare parts in 2023.
Interest Expense, Net of Amounts Capitalized

Third Quarter 2023 vs. Third Quarter 2022		Year-To-Date 2023 vs. Year-To-Date 2022
(change in millions)	(% change)	(change in millions)	(% change)
$—	—	$(7)	(6.7)
For year-to-date 2023, interest expense, net of amounts capitalized was $98 million compared to $105 million for the corresponding period in 2022. The decrease was primarily due to lower average outstanding borrowings.
Income Taxes

Third Quarter 2023 vs. Third Quarter 2022		Year-To-Date 2023 vs. Year-To-Date 2022
(change in millions)	(% change)	(change in millions)	(% change)
$3	8.3	$(11)	(22.4)
For year-to-date 2023, income tax expense was $38 million compared to $49 million for the corresponding period in 2022. The decrease was primarily due to a change in state apportionment methodology resulting from tax legislation enacted by the State of Tennessee in the second quarter 2023, partially offset by higher pre-tax earnings. See Note (G) to the Condensed Financial Statements herein for additional information.
Net Income (Loss) Attributable to Noncontrolling Interests

Third Quarter 2023 vs. Third Quarter 2022		Year-To-Date 2023 vs. Year-To-Date 2022
(change in millions)	(% change)	(change in millions)	(% change)
$(2)	(16.7)	$(13)	(23.6)
In the third quarter 2023, net income attributable to noncontrolling interests was $10 million compared to $12 million for the corresponding period in 2022. The decrease was primarily due to $7 million in higher HLBV loss allocations to wind tax equity partners, largely offset by an allocation of $6 million to equity partners related to an arbitration interim award received for losses previously incurred.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
For year-to-date 2023, net loss attributable to noncontrolling interests was $68 million compared to $55 million for the corresponding period in 2022. The increase was primarily due to $16 million in higher HLBV loss allocations to wind tax equity partners and $12 million in lower income allocations to equity partners, partially offset by $15 million in lower loss allocations to battery energy storage partners.
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
Seasonality of Results
During the Heating Season, natural gas usage and operating revenues are generally higher as more customers are connected to the gas distribution systems and natural gas usage is higher in periods of colder weather. Southern Company Gas' base operating expenses, excluding cost of natural gas and bad debt expense, are incurred relatively evenly throughout the year. Seasonality also affects the comparison of certain balance sheet items across quarters, including receivables, unbilled revenues, natural gas for sale, and notes payable. However, these items are comparable when reviewing Southern Company Gas' annual results. Thus, Southern Company Gas' operating results for the interim periods presented are not necessarily indicative of annual results and can vary significantly from quarter to quarter.
Net Income

Third Quarter 2023 vs. Third Quarter 2022		Year-To-Date 2023 vs. Year-To-Date 2022
(change in millions)	(% change)	(change in millions)	(% change)
$(1)	(1.2)	$(41)	(7.9)
Southern Company Gas' net income for year-to-date 2023 was $475 million compared to $516 million for the corresponding period in 2022. The decrease was primarily due to lower net income at gas distribution operations primarily as a result of a $28 million regulatory disallowance at Nicor Gas and a $6 million decrease in net income at gas marketing services primarily related to hedge losses. See Note (B) to the Condensed Financial Statements under "Southern Company Gas – Infrastructure Replacement Programs and Capital Projects" herein for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Natural Gas Revenues
In the third quarter 2023, natural gas revenues were $0.7 billion compared to $0.9 billion for the corresponding period in 2022. For year-to-date 2023, natural gas revenues were $3.4 billion compared to $4.0 billion for the corresponding period in 2022. Details of the changes in natural gas revenues were as follows:

	Third Quarter 2023 vs. Third Quarter 2022		Year-To-Date 2023 vs. Year-To-Date 2022
	(change in millions)	(% change)	(change in millions)	(% change)
Infrastructure replacement programs and rate changes	$9	1.1%	$97	2.4%
Gas costs and other cost recovery	(181)	(21.1)	(645)	(16.1)
Gas marketing services	(22)	(2.6)	(44)	(1.1)
Other	26	3.0	11	0.3
Natural gas revenues	$(168)	(19.6)%	$(581)	(14.5)%
Revenues from infrastructure replacement programs and rate changes increased in the third quarter and year-to-date 2023 compared to the corresponding periods in 2022 primarily due to rate increases at the natural gas distribution utilities and continued investment in infrastructure replacement. The year-to-date 2023 increase was partially offset by a regulatory disallowance at Nicor Gas. See Note 2 to the financial statements under "Southern Company Gas – Rate Proceedings" in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements under "Southern Company Gas – Infrastructure Replacement Programs and Capital Projects" herein for additional information.
Revenues from gas costs and other cost recovery decreased in the third quarter and year-to-date 2023 compared to the corresponding periods in 2022 primarily due to lower natural gas cost recovery associated with lower natural gas prices, the timing of natural gas purchases, and the recovery of those costs from customers. See "Cost of Natural Gas" herein for additional information. Revenue impacts from weather and customer growth are described further below.
Revenues from gas marketing services decreased in the third quarter and year-to-date 2023 compared to the corresponding periods in 2022 primarily due to lower natural gas prices and lower variable price spreads.
Southern Company Gas' natural gas distribution utilities have various regulatory mechanisms that limit their exposure to weather changes. Southern Company Gas also uses hedges for the majority of any remaining exposure to warmer-than-normal weather in Illinois for gas distribution operations and in Illinois and Georgia for gas marketing services; therefore, weather typically does not have a significant net income impact. The following table presents Heating Degree Days information for Illinois and Georgia, the primary locations where Southern Company Gas' operations are impacted by weather:

	Third Quarter					Year-to-Date
				2023 vs. normal	2023 vs. 2022				2023 vs. normal	2023 vs. 2022
	Normal(*)	2023	2022	warmer	warmer	Normal(*)	2023	2022	warmer	warmer
	(in thousands)					(in thousands)
Illinois	40	18	56	(55.0)%	(67.9)%	3,755	3,216	3,683	(14.4)%	(12.7)%
Georgia	3	—	—	—%	—%	1,461	1,029	1,361	(29.6)%	(24.4)%
(*)Normal represents the 10-year average from January 1, 2013 through September 30, 2022 for Illinois at Chicago Midway International Airport and for Georgia at Atlanta Hartsfield-Jackson International Airport, based on information obtained from the National Oceanic and Atmospheric Administration, National Climatic Data Center.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
The following table provides the number of customers served by Southern Company Gas at September 30, 2023 and 2022:

	September 30,
	2023	2022	2023 vs. 2022
	(in thousands, except market share %)		(% change)
Gas distribution operations	4,316	4,300	0.4%
Gas marketing services
Energy customers(*)	656	598	9.7%
Market share of energy customers in Georgia	29.9%	28.3%
(*)Gas marketing services' customers are primarily located in Georgia, Ohio, and Illinois.
Southern Company Gas anticipates customer growth and uses a variety of targeted marketing programs to attract new customers and to retain existing customers.
Cost of Natural Gas

Third Quarter 2023 vs. Third Quarter 2022		Year-To-Date 2023 vs. Year-To-Date 2022
(change in millions)	(% change)	(change in millions)	(% change)
$(192)	(65.3)	$(641)	(34.8)
Excluding Atlanta Gas Light, which does not sell natural gas to end-use customers, natural gas distribution rates include provisions to adjust billings for fluctuations in natural gas costs. Therefore, gas costs recovered through natural gas revenues generally equal the amount expensed in cost of natural gas and do not affect net income from gas distribution operations. Cost of natural gas at gas distribution operations represented 76% and 84% of the total cost of natural gas in the third quarter and year-to-date 2023, respectively. See MANAGEMENT'S DISCUSSION AND ANALYSIS – RESULTS OF OPERATIONS – "Southern Company Gas – Cost of Natural Gas" in Item 7 of the Form 10-K and "Natural Gas Revenues" herein for additional information.
In the third quarter 2023, cost of natural gas was $102 million compared to $294 million for the corresponding period in 2022. For year-to-date 2023, cost of natural gas was $1.2 billion compared to $1.8 billion for the corresponding period in 2022. The decreases reflect lower gas cost recovery as a result of decreases of 69% and 60% in natural gas prices in the third quarter and year-to-date 2023, respectively, compared to the corresponding periods in 2022.
The following table details the volumes of natural gas sold during both periods presented:

	Third Quarter			Year-to-Date
	2023	2022	2023 vs. 2022	2023	2022	2023 vs. 2022
Gas distribution operations (mmBtu in millions)
Firm	71	70	1.4%	429	485	(11.5)%
Interruptible	22	22	—	70	69	1.4
Total	93	92	1.1%	499	554	(9.9)%
Gas marketing services (mmBtu in millions)
Firm:
Georgia	3	3	—%	21	24	(12.5)%
Illinois	1	—	100.0	5	4	25.0
Other	3	2	50.0	9	8	12.5
Interruptible large commercial and industrial	2	3	(33.3)	10	11	(9.1)
Total	9	8	12.5%	45	47	(4.3)%

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Other Operations and Maintenance Expenses

Third Quarter 2023 vs. Third Quarter 2022		Year-To-Date 2023 vs. Year-To-Date 2022
(change in millions)	(% change)	(change in millions)	(% change)
$12	4.8	$55	6.7
In the third quarter 2023, other operations and maintenance expenses were $264 million compared to $252 million for the corresponding period in 2022. The increase for the third quarter 2023 was primarily due to increases of $8 million in compensation and benefits, $5 million related to energy service contracts, and $4 million at gas marketing services primarily related to customer service and information. The increases were partially offset by a decrease of $12 million in expenses passed through to customers primarily related to bad debt and energy efficiency programs at gas distribution operations.
For year-to-date 2023, other operations and maintenance expenses were $879 million compared to $824 million for the corresponding period in 2022. The increase was primarily due to increases of $52 million in compensation and benefits, $30 million related to a regulatory disallowance at Nicor Gas, and an increase of $20 million related to energy service contracts, partially offset by a decrease of $32 million in expenses passed through to customers primarily related to bad debt and energy efficiency programs at gas distribution operations. See Note (B) to the Condensed Financial Statements under "Southern Company Gas – Infrastructure Replacement Programs and Capital Projects" herein for additional information on the regulatory disallowance.
Depreciation and Amortization

Third Quarter 2023 vs. Third Quarter 2022		Year-To-Date 2023 vs. Year-To-Date 2022
(change in millions)	(% change)	(change in millions)	(% change)
$5	3.6	$15	3.6
In the third quarter 2023, depreciation and amortization was $145 million compared to $140 million for the corresponding period in 2022. For year-to-date 2023, depreciation and amortization was $429 million compared to $414 million for the corresponding period in 2022. The increases were primarily due to continued infrastructure investments at the natural gas distribution utilities.
Taxes Other Than Income Taxes

Third Quarter 2023 vs. Third Quarter 2022		Year-To-Date 2023 vs. Year-To-Date 2022
(change in millions)	(% change)	(change in millions)	(% change)
$(3)	(6.7)	$(5)	(2.4)
In the third quarter 2023, taxes other than income taxes was $42 million compared to $45 million for the corresponding period in 2022. For year-to-date 2023, taxes other than income taxes was $203 million compared to $208 million for the corresponding period in 2022. The decreases for the third quarter and year-to-date 2023 were primarily due to decreases of $3 million and $15 million, respectively, in revenue taxes. The year-to-date 2023 decrease was largely offset by increases of $8 million and $2 million in payroll and property taxes, respectively.
Interest Expense, Net of Amounts Capitalized

Third Quarter 2023 vs. Third Quarter 2022		Year-To-Date 2023 vs. Year-To-Date 2022
(change in millions)	(% change)	(change in millions)	(% change)
$12	18.5	$39	20.9
In the third quarter 2023, interest expense, net of amounts capitalized was $77 million compared to $65 million for the corresponding period in 2022. For year-to-date 2023, interest expense, net of amounts capitalized was $226 million compared to $187 million for the corresponding period in 2022. The increases for the third quarter and year-to-date 2023 were primarily associated with increases of approximately $8 million and $31 million, respectively,

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
related to higher interest rates and approximately $3 million and $7 million, respectively, related to higher outstanding debt. See FINANCIAL CONDITION AND LIQUIDITY – "Sources of Capital" and "Financing Activities" herein for additional information on borrowings.
Segment Information
Operating revenues, operating expenses, and net income for each segment are provided in the table below. See Note (L) to the Condensed Financial Statements under "Southern Company Gas" herein for additional information.

	2023			2022
	Operating Revenues	Operating Expenses	Net Income (Loss)	Operating Revenues	Operating Expenses	Net Income (Loss)
	(in millions)			(in millions)
Third Quarter
Gas distribution operations	$619	$485	$70	$751	$629	$59
Gas pipeline investments	8	2	24	8	3	24
Gas marketing services	56	53	2	85	87	(2)
All other	8	12	(14)	16	12	2
Intercompany eliminations	(2)	1	—	(3)	—	—
Consolidated	$689	$553	$82	$857	$731	$83

Year-to-Date
Gas distribution operations	$3,002	$2,386	$352	$3,533	$2,922	$365
Gas pipeline investments	24	7	73	24	8	76
Gas marketing services	376	292	59	420	327	65
All other	30	30	(9)	43	48	10
Intercompany eliminations	(15)	(5)	—	(22)	(19)	—
Consolidated	$3,417	$2,710	$475	$3,998	$3,286	$516
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
In the third quarter 2023, net income increased $11 million, or 18.6%, when compared to the corresponding period in 2022, as described further below:
•Operating revenues decreased $132 million primarily due to lower gas cost recovery, partially offset by rate increases and continued investment in infrastructure replacement. Gas costs recovered through natural gas revenues generally equal the amount expensed in cost of natural gas.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
•Operating expenses decreased $144 million primarily due to a $152 million decrease in cost of natural gas as a result of lower gas prices compared to 2022, partially offset by higher depreciation resulting from additional assets placed in service and an increase related to energy service contracts. The decrease in operating expenses also includes costs passed through directly to customers, primarily related to bad debt expenses, energy efficiency programs, and revenue taxes.
•Interest expense, net of amounts capitalized increased $7 million primarily due to higher interest rates and higher average outstanding debt.
For year-to-date 2023, net income decreased $13 million, or 3.6%, when compared to the corresponding period in 2022, as described further below:
•Operating revenues decreased $531 million primarily due to lower gas cost recovery, partially offset by rate increases and continued investment in infrastructure replacement. Gas costs recovered through natural gas revenues generally equal the amount expensed in cost of natural gas.
•Operating expenses decreased $536 million primarily due to a $599 million decrease in cost of natural gas as a result of lower gas prices and lower volumes sold compared to 2022, partially offset by higher depreciation resulting from additional assets placed in service, higher compensation and benefits, $30 million related to the regulatory disallowance at Nicor Gas, and a $20 million increase related to energy service contracts. The decrease in operating expenses also includes costs passed through directly to customers, primarily related to bad debt expenses, energy efficiency programs, and revenue taxes.
•Interest expense, net of amounts capitalized increased $32 million primarily due to higher interest rates and higher average outstanding debt.
•Income taxes decreased $13 million primarily as a result of the tax benefit resulting from the regulatory disallowance at Nicor Gas.
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
In the third quarter 2023, net income increased $4 million, when compared to the corresponding period in 2022 primarily due to a $39 million decrease in cost of gas, largely offset by a $29 million decrease in operating revenue primarily due to lower price spreads and lower gas prices and a $4 million increase in operations and maintenance expenses primarily related to customer service and information.
For year-to-date 2023, net income decreased $6 million, or 9.2%, when compared to the corresponding period in 2022 primarily due to a $44 million decrease in operating revenue, primarily due to lower price spreads, lower gas prices, and lower volumes sold, as well as a $9 million increase in operations and maintenance expenses, largely offset by a $44 million decrease in cost of gas.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
All Other
All other includes natural gas storage businesses, a renewable natural gas business, AGL Services Company, and Southern Company Gas Capital, as well as various corporate operating expenses that are not allocated to the reportable segments and interest income (expense) associated with affiliate financing arrangements. All other included a natural gas storage facility in Texas through its sale in November 2022 and a natural gas storage facility in California through its sale in September 2023. See Note 15 to the financial statements in Item 8 of the Form 10-K and Note (K) to the Condensed Financial Statements herein under "Southern Company Gas" for additional information.
In the third quarter 2023, net income decreased $16 million when compared to the corresponding period in 2022, primarily due to a decrease in operating revenue and increases in operating expenses, interest expenses, and income taxes.
For year-to-date 2023, net income decreased $19 million when compared to the corresponding period in 2022. The decrease was primarily related to a decrease in operating revenue and increases in interest expenses and income taxes, partially offset by a decrease in operating expenses primarily related to lower depreciation in 2023, lower cost of gas, and lower taxes other than income taxes.
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
Global and U.S. economic conditions continue to be significantly affected by a series of demand and supply shocks that caused a global and national economic recession in 2020 and have been further impacted by the invasion of Ukraine and significant declines in labor force participation rates. The confluence of these disruptions has resulted in the highest levels of inflation globally in 40 years and driven a significant policy response by central banks across the global economy. The U.S. Federal Reserve has increased interest rates faster than any rate increase cycle in the last 40 years and to levels high enough to slow economic activity and reduce inflation rates, although target inflation levels have not yet been achieved. These actions and impacts, including increased costs for goods and services and borrowing costs, have led to a slowing of some economic activity and an increased risk of recession. Additionally, inflation remains elevated in part due to continued supply chain and labor market constraints. Electricity sales across all classes have recovered to pre-COVID-19 pandemic levels and customer growth at both the traditional electric operating companies and natural gas distribution utilities has remained strong. However, weakening economic activity increases the risk of slowing to declining energy sales. Additionally, the current economic environment has increased the uncertainty of future energy demand and operating costs. See RESULTS OF OPERATIONS herein for information on energy sales in the Southern Company system's service territory during the first nine months of 2023.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
The level of future earnings for Southern Power's competitive wholesale electric business depends on numerous factors including the parameters of the wholesale market and the efficient operation of its wholesale generating assets; Southern Power's ability to execute its growth strategy through the development, construction, or acquisition of renewable facilities and other energy projects while containing costs; regulatory matters; customer creditworthiness; total electric generating capacity available in Southern Power's market areas; Southern Power's ability to successfully remarket capacity as current contracts expire; renewable portfolio standards; continued availability of federal and state ITCs and PTCs, which could be impacted by future tax legislation; transmission constraints; cost of generation from units within the Southern Company power pool; and operational limitations. See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Income Tax Matters" in Item 7 of the Form 10-K for information regarding the Inflation Reduction Act's expansion of the availability of federal ITCs and PTCs and Note (K) to the Condensed Financial Statements under "Southern Power" herein for information regarding acquisitions.
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
Environmental Laws and Regulations
Air Quality
On February 13, 2023, the EPA published a final rule disapproving 19 state implementation plans (SIPs), including the States of Alabama and Mississippi, under the interstate transport (good neighbor) provisions of the Clean Air Act for the 2015 Ozone National Ambient Air Quality Standards (NAAQS). On March 14, 2023 and March 15, 2023, the State of Mississippi and Mississippi Power, respectively, challenged the EPA's disapproval of the Mississippi SIP in the U.S. Court of Appeals for the Fifth Circuit. On May 11, 2023, the State of Mississippi and Mississippi Power filed a joint motion for stay of the EPA's disapproval of the Mississippi SIP, which was granted on June 8, 2023. On April 13, 2023 and April 14, 2023, the State of Alabama, Alabama Power, and PowerSouth Energy Cooperative challenged the EPA's disapproval of the Alabama SIP in the U.S. Court of Appeals for the Eleventh Circuit. On June 13, 2023, the State of Alabama, Alabama Power, and PowerSouth Energy Cooperative filed a joint motion for stay of the EPA's disapproval of the Alabama SIP, which was granted on August 17, 2023.
On June 5, 2023, the EPA published the 2015 Ozone NAAQS Good Neighbor federal implementation plans (FIP), which became effective on August 4, 2023. On June 16, 2023 and June 27, 2023, the State of Mississippi and Mississippi Power, respectively, challenged the FIP for Mississippi in the U.S. Court of Appeals for the Fifth Circuit. On June 30, 2023, the State of Mississippi and Mississippi Power filed in the U.S. Court of Appeals for the Fifth Circuit a joint motion for stay of the FIP for Mississippi and a request to hold the case in abeyance pending resolution of the Mississippi SIP disapproval case. On July 20, 2023, the U.S. Court of Appeals for the Fifth Circuit denied the motion for stay but granted the motion to hold the case in abeyance. On August 4, 2023, the State of Alabama, Alabama Power, and PowerSouth Energy Cooperative challenged the FIP for Alabama in the U.S. Court of Appeals for the Eleventh Circuit. On August 16, 2023, the State of Alabama, Alabama Power, and PowerSouth Energy Cooperative filed in the U.S. Court of Appeals for the Eleventh Circuit a joint motion requesting an abeyance of the case pending resolution of the Alabama SIP disapproval case, which was granted on August 30, 2023.
On July 31, 2023, the EPA published an Interim Final Rule that stays the implementation of the FIPs for states with judicially stayed SIP disapprovals, including Mississippi. On September 29, 2023, the EPA published an updated Interim Final Rule addressing judicial stays of states' interstate transport SIP disapprovals, including Alabama. The Interim Final Rule revises the existing regulations to maintain currently applicable trading programs for those states.
The ultimate impact of the rule and associated legal matters cannot be determined at this time; however, implementation of the FIPs will likely result in increased compliance costs for the traditional electric operating companies.
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

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
In 2021, Alabama Power submitted its notice of planned participation (NOPP) to the Alabama Department of Environmental Management (ADEM), which included plans to retire Plant Barry Unit 5. Alabama Power subsequently indicated that it expected to retire Plant Barry Unit 5 in late 2023 or early 2024 subject to certain operating conditions. Alabama Power has continued to evaluate operating conditions relevant to the expected retirement of Plant Barry Unit 5 in late 2023 or early 2024 and now expects the unit to remain in service beyond these periods. Alabama Power plans to retire the unit on or before the NOPP compliance date of December 31, 2028. The ultimate impact of this matter cannot be determined at this time.
Coal Combustion Residuals
On May 18, 2023, the EPA published a proposal to establish two new categories of federally regulated CCR, legacy surface impoundments and CCR management units (CCRMUs). The EPA is proposing to define a legacy surface impoundment as a CCR surface impoundment that no longer receives CCR but contained both CCR and liquids on or after October 19, 2015 and that is located at an inactive electric generating facility. The EPA is proposing that owners and operators of legacy surface impoundments comply with all of the existing CCR Rule requirements with the exception of location restrictions and liner demonstrations. The proposal establishes accelerated compliance deadlines for legacy surface impoundments to meet regulatory requirements, including a requirement to initiate closure within 12 months after the effective date of the final rule. The EPA is also proposing to define CCRMUs as any area of land on which any non-containerized accumulation of CCR is received, placed, or otherwise managed at any time, that is not a CCR unit, including inactive CCR landfills and CCR units that closed prior to October 17, 2015. The EPA's proposal would require evaluations to be completed at both active facilities and inactive facilities with one or more legacy surface impoundment. CCRMUs must comply with the CCR Rule's provisions for groundwater monitoring, corrective action, closure, and post-closure activities. A final rule is anticipated in 2024. The ultimate impact of this proposal cannot be determined at this time; however, it may result in significant compliance costs.
On August 14, 2023, the EPA published a proposal to deny the ADEM's CCR permit program application. Alabama Power's permits to close its CCR facilities remain valid under state law. In the absence of an EPA-approved state permit program, CCR facilities in Alabama will remain subject to both the federal and state CCR rules.
Based on requirements for closure and monitoring of landfills and ash ponds pursuant to the CCR Rule and applicable state rules, the traditional electric operating companies have periodically updated, and expect to continue periodically updating, their related cost estimates and ARO liabilities for each CCR unit as additional information related to closure methodologies, schedules, and/or costs becomes available. Some of these updates have been, and future updates may be, material. Additionally, the closure designs and plans in the States of Alabama and Georgia are subject to approval by environmental regulatory agencies. Absent continued recovery of ARO costs through regulated rates, results of operations, cash flows, and financial condition for Southern Company and the traditional electric operating companies could be materially impacted. See Note 6 to the financial statements in Item 8 of the Form 10-K and Notes (A) and (C) to the Condensed Financial Statements under "Asset Retirement Obligations" and "General Litigation Matters – Alabama Power," respectively, herein for additional information.
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
For the traditional electric operating companies, major generation construction projects are subject to state PSC approval in order to be included in retail rates. The largest construction project currently underway in the Southern Company system is Plant Vogtle Unit 4. See Note (B) to the Condensed Financial Statements under "Georgia Power – Nuclear Construction" herein for additional information. Also see Note 2 to the financial statements in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements herein under "Alabama Power – Certificates of Convenience and Necessity" for information regarding Alabama Power's construction of Plant Barry Unit 8, which was placed in service on November 1, 2023.
See Note (K) to the Condensed Financial Statements under "Southern Power" herein for information relating to Southern Power's construction of renewable energy facilities.
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
Income Tax Matters
In June 2023, the Internal Revenue Service issued temporary regulations related to the transferability of tax credits. Southern Company and certain subsidiaries are considering the sale of tax credits that are eligible to be transferred. See Note (G) to the Condensed Financial Statements herein for additional information. Additionally, see MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Income Tax Matters" in Item 7 of the Form 10-K for information regarding the Inflation Reduction Act's expansion of the availability of federal ITCs and PTCs.

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
On August 30, 2023, as provided for in the December 2017 Georgia PSC approval of the seventeenth VCM report, Georgia Power filed with the Georgia PSC an application to adjust rates to include reasonable and prudent Plant Vogtle Units 3 and 4 costs (Application). The Application provides the necessary support to justify the reasonableness, prudence, and recovery of $8.826 billion in total construction and capital costs, $1.07 billion in associated retail rate base items, and the operating costs related to the full operation and output of Plant Vogtle Units 3 and 4. Also on August 30, 2023, the staff of the Georgia PSC filed a stipulated agreement (Prudency Stipulation) among Georgia Power, the staff of the Georgia PSC, and certain intervenors. If the Prudency Stipulation is approved, Georgia Power will recover $7.562 billion in total construction and capital costs and associated retail rate base items of $1.02 billion, which includes AFUDC financing costs above $4.418 billion (the Georgia PSC-certified amount) up to $7.562 billion. Georgia Power expects the Georgia PSC to render a final decision on these matters on December 19, 2023.
As of September 30, 2023, Georgia Power revised its total project capital cost forecast to $10.8 billion (net of $1.7 billion received under the Guarantee Settlement Agreement and approximately $188 million in related customer refunds). This forecast includes construction contingency of $17 million and is based on the actual in-service date of July 2023 for Unit 3 and a projected in-service date of March 2024 for Unit 4.
On October 5, 2023 and October 17, 2023, Georgia Power reached agreements with OPC and Dalton, respectively, to resolve its respective dispute with each of OPC and Dalton regarding the proper interpretation of the cost-sharing and tender provisions of the joint ownership agreements relating to the Global Amendments. Under the terms of the agreements with OPC and Dalton, among other items, (i) each of OPC and Dalton retracted its exercise of the tender

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
option and will retain its full ownership interest in Plant Vogtle Units 3 and 4, (ii) Georgia Power made payments immediately after execution of the agreements of $308 million and $17 million to OPC and Dalton, respectively, representing payment for a portion of each of OPC's and Dalton's costs of construction for Plant Vogtle Units 3 and 4 previously incurred, (iii) Georgia Power will pay a portion of each of OPC's and Dalton's further costs of construction for Plant Vogtle Units 3 and 4 as such costs are incurred and with no further adjustment for force majeure costs, which payments will be in an aggregate amount of approximately $105 million and $6 million for OPC and Dalton, respectively, based on the current project capital cost forecast, and (iv) Georgia Power will pay 66% of each of OPC's and Dalton's costs of construction with respect to any amounts above the current project capital cost forecast, with no further adjustment for force majeure costs.
Georgia Power recorded a pre-tax charge to income in the third quarter 2023 of approximately $160 million ($120 million after tax) associated with the cost-sharing provisions of the Global Amendments, including the settlements with OPC and Dalton, which is included in the total project capital cost forecast and will not be recovered from retail customers.
The ultimate outcome of these matters cannot be determined at this time. However, any extension of the in-service date beyond the March 2024 for Unit 4, including the current level of cost sharing described in Note (B) to the Condensed Financial Statements under "Georgia Power – Nuclear Construction" herein, is estimated to result in additional base capital costs for Georgia Power of up to $25 million per month, as well as the related AFUDC and any additional related construction, support resources, or testing costs. See Note 2 to the financial statements in Item 8 of the Form 10-K under "Georgia Power – Nuclear Construction" and Note (B) to the Condensed Financial Statements herein under "Georgia Power – Plant Vogtle Units 3 and 4 Prudency Proceeding" and " – Nuclear Construction" for additional information.
FINANCIAL CONDITION AND LIQUIDITY
Overview
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Overview" in Item 7 of the Form 10-K for additional information. The financial condition of each Registrant remained stable at September 30, 2023. The Registrants intend to continue to monitor their access to short-term and long-term capital markets as well as their bank credit arrangements to meet future capital and liquidity needs. See "Cash Requirements," "Sources of Capital," and "Financing Activities" herein for additional information.
At the end of the third quarter 2023, the market price of Southern Company's common stock was $64.72 per share (based on the closing price as reported on the NYSE) and the book value was $28.77 per share, representing a market-to-book ratio of 225%, compared to $71.41, $27.93, and 256%, respectively, at the end of 2022. Southern Company's common stock dividend for the third quarter 2023 was $0.70 per share compared to $0.68 per share in the third quarter 2022.
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
See Note (B) to the Condensed Financial Statements under "Georgia Power – Integrated Resource Plans" herein for information regarding Georgia Power's 2023 IRP Update, which includes requests that, if approved, would result in incremental cash requirements for capital expenditures and PPAs.
Southern Power's construction program includes the South Cheyenne and Millers Branch solar projects. The remaining aggregate construction costs for these projects are expected to be between $300 million and $375 million. The ultimate outcome of this matter cannot be determined at this time. See Note (K) to the Condensed Financial Statements under "Southern Power" herein for additional information.
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
Southern Power utilizes tax equity partnerships as one of its financing sources, where the tax partner takes significantly all of the federal tax benefits. These tax equity partnerships are consolidated in Southern Power's financial statements and are accounted for using HLBV methodology to allocate partnership gains and losses. During the nine months ended September 30, 2023, Southern Power obtained tax equity funding for existing tax equity partnerships totaling $21 million. See Note 1 to the financial statements under "General" in Item 8 of the Form 10-K for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
By regulation, Nicor Gas is restricted, to the extent of its retained earnings balance, in the amount it can dividend or loan to affiliates and is not permitted to make money pool loans to affiliates. At September 30, 2023, the amount of subsidiary retained earnings restricted to dividend totaled $1.6 billion. This restriction did not impact Southern Company Gas' ability to meet its cash obligations, nor does management expect such restriction to materially impact Southern Company Gas' ability to meet its currently anticipated cash obligations.
Certain Registrants' current liabilities frequently exceed their current assets because of long-term debt maturities and the periodic use of short-term debt as a funding source, as well as significant seasonal fluctuations in cash needs. The Registrants generally plan to refinance long-term debt as it matures. The following table shows the amount by which current liabilities exceeded current assets at September 30, 2023 for the applicable Registrants:

At September 30, 2023	Southern Company	Georgia Power	Mississippi Power	Southern Company Gas
	(in millions)
Current liabilities in excess of current assets	$2,126	$1,690	$239	$176
The Registrants believe the need for working capital can be adequately met by utilizing operating cash flows, as well as commercial paper, lines of credit, and short-term bank notes, as market conditions permit. In addition, under certain circumstances, the Subsidiary Registrants may utilize equity contributions and/or loans from Southern Company.
Bank Credit Arrangements
At September 30, 2023, the Registrants' unused committed credit arrangements with banks were as follows:

At September 30, 2023	Southern Company parent	Alabama Power	Georgia Power	Mississippi Power	Southern Power(a)	Southern Company Gas(b)	SEGCO	Southern Company
	(in millions)
Unused committed credit	$1,998	$1,350	$1,726	$275	$589	$1,598	$30	$7,566
(a)At September 30, 2023, Southern Power also had two continuing letters of credit facilities for standby letters of credit, of which $25 million was unused. Southern Power's subsidiaries are not parties to its bank credit arrangements or letter of credit facilities.
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
A portion of the unused credit with banks is allocated to provide liquidity support to certain revenue bonds of the traditional electric operating companies and the commercial paper programs of the Registrants, Nicor Gas, and SEGCO. At September 30, 2023, outstanding variable rate demand revenue bonds of the traditional electric operating companies with allocated liquidity support totaled approximately $1.7 billion (comprised of approximately $818 million at Alabama Power, $819 million at Georgia Power, and $69 million at Mississippi Power). In addition, at September 30, 2023, Alabama Power and Georgia Power had approximately $120 million and $325 million, respectively, of fixed rate revenue bonds outstanding that are required to be remarketed within the next 12 months. The variable rate demand revenue bonds and fixed rate revenue bonds required to be remarketed within the next 12 months are classified as long-term debt on the balance sheets as a result of available long-term committed credit.
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

	Short-term Debt at September 30, 2023		Short-term Debt During the Period(*)
	Amount Outstanding	Weighted Average Interest Rate	Average Amount Outstanding	Weighted Average Interest Rate	Maximum Amount Outstanding
	(in millions)		(in millions)		(in millions)
Southern Company	$1,726	6.0%	$2,069	5.9%	$2,615
Alabama Power	—	—	2	5.3	25
Georgia Power	1,250	6.2	1,534	6.0	1,910
Mississippi Power	20	5.5	41	5.5	76
Southern Power	359	5.6	88	5.9	359
Southern Company Gas:
Southern Company Gas Capital	$75	5.5%	$211	5.5%	$440
(*)Average and maximum amounts are based upon daily balances during the three-month period ended September 30, 2023.
Analysis of Cash Flows
Net cash flows provided from (used for) operating, investing, and financing activities for the nine months ended September 30, 2023 and 2022 are presented in the following table:

Net cash provided from (used for):	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Nine Months Ended September 30, 2023
Operating activities	$5,740	$1,522	$1,969	$260	$799	$1,644
Investing activities	(6,721)	(1,546)	(3,376)	(280)	(224)	(1,226)
Financing activities	834	66	1,183	(12)	(451)	(102)

Nine Months Ended September 30, 2022
Operating activities	$5,017	$1,072	$1,482	$279	$827	$1,532
Investing activities	(5,952)	(1,641)	(2,653)	(219)	(128)	(1,239)
Financing activities	1,119	967	1,171	(72)	(603)	(313)
Fluctuations in cash flows from financing activities vary from year to year based on capital needs and the maturity or redemption of securities.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Southern Company
Net cash provided from operating activities increased $0.7 billion for the nine months ended September 30, 2023 as compared to the corresponding period in 2022 primarily due to increased fuel cost recovery and the timing of customer receivable collections, partially offset by the timing of vendor payments.
The net cash used for investing activities for the nine months ended September 30, 2023 was primarily related to the Subsidiary Registrants' construction programs.
The net cash provided from financing activities for the nine months ended September 30, 2023 was primarily related to net issuances of long-term debt, partially offset by common stock dividend payments, net repayments of short-term bank loans, and a reduction in commercial paper borrowings.
Alabama Power
Net cash provided from operating activities increased $450 million for the nine months ended September 30, 2023 as compared to the corresponding period in 2022 primarily due to an increase in fuel cost recovery and the timing of customer receivable collections, partially offset by the timing of vendor payments and fuel stock purchases.
The net cash used for investing activities for the nine months ended September 30, 2023 was primarily related to gross property additions, including approximately $66 million related to the construction of Plant Barry Unit 8. See Note (B) to the Condensed Financial Statements under "Alabama Power" herein for additional information.
The net cash provided from financing activities for the nine months ended September 30, 2023 was primarily related to capital contributions from Southern Company and issuances of revenue bonds and senior notes, largely offset by common stock dividend payments.
Georgia Power
Net cash provided from operating activities increased $487 million for the nine months ended September 30, 2023 as compared to the corresponding period in 2022 primarily due to increased fuel cost recovery, partially offset by the timing of vendor payments.
The net cash used for investing activities for the nine months ended September 30, 2023 was primarily related to gross property additions, including a total of approximately $590 million related to the construction of Plant Vogtle Units 3 and 4. See Note (B) to the Condensed Financial Statements under "Georgia Power – Nuclear Construction" herein for additional information on Plant Vogtle Units 3 and 4.
The net cash provided from financing activities for the nine months ended September 30, 2023 was primarily related to capital contributions from Southern Company, net issuances of senior notes, and reofferings of pollution control revenue bonds which were previously held by Georgia Power, partially offset by common stock dividend payments and a net decrease in short-term borrowings.
Mississippi Power
Net cash provided from operating activities decreased $19 million for the nine months ended September 30, 2023 as compared to the corresponding period in 2022 primarily due to the timing of vendor payments, partially offset by the timing of customer receivable collections.
The net cash used for investing activities for the nine months ended September 30, 2023 was primarily related to gross property additions.
The net cash used for financing activities for the nine months ended September 30, 2023 was primarily related to common stock dividend payments, partially offset by the issuance of senior notes.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Southern Power
Net cash provided from operating activities decreased $28 million for the nine months ended September 30, 2023 as compared to the corresponding period in 2022 primarily due to the timing of vendor payments and a change in the utilization of tax credits, partially offset by the timing of customer receivable collections.
The net cash used for investing activities for the nine months ended September 30, 2023 was primarily related to the acquisitions of the South Cheyenne and Millers Branch solar facilities and ongoing construction activities, partially offset by proceeds from the sale of equity investments. See Note (K) to the Condensed Financial Statements under "Southern Power" herein for additional information.
The net cash used for financing activities for the nine months ended September 30, 2023 was primarily related to repayment of senior notes at maturity, common stock dividend payments, and net distributions to noncontrolling interests, partially offset by net proceeds from short-term debt.
Southern Company Gas
Net cash provided from operating activities increased $112 million for the nine months ended September 30, 2023 as compared to the corresponding period in 2022 primarily due to the timing of customer receivable collections, partially offset by the timing of vendor payments.
The net cash used for investing activities for the nine months ended September 30, 2023 was primarily related to construction of transportation and distribution assets recovered through base rate~~s~~ and infrastructure investment recovered through replacement programs at gas distribution operations.
The net cash used for financing activities for the nine months ended September 30, 2023 was primarily related to repayment of short-term borrowings and common stock dividend payments, partially offset by capital contributions from Southern Company and proceeds from other long-term debt.
Significant Balance Sheet Changes
Southern Company
Significant balance sheet changes for the nine months ended September 30, 2023 included:
•an increase of $4.1 billion in long-term debt (including securities due within one year) related to new issuances;
•an increase of $3.7 billion in total property, plant, and equipment primarily related to the Subsidiary Registrants' construction programs;
•a decrease of $0.9 billion in notes payable due to the repayment of short-term bank loans and a reduction in commercial paper borrowings;
•an increase of $0.8 billion in total stockholders' equity primarily related to net income, partially offset by common stock dividend payments;
•an increase of $0.7 billion in accumulated deferred income taxes primarily related to the expected utilization of ITCs in 2023, as well as an increase in property-related timing differences;
•a decrease of $0.6 billion in accounts payable primarily related to the timing of vendor payments; and
•a decrease of $0.5 billion in unbilled revenues as a result of seasonality.
See "Financing Activities" herein and Notes (B) and (G) to the Condensed Financial Statements herein for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Alabama Power
Significant balance sheet changes for the nine months ended September 30, 2023 included:
•an increase of $664 million in common stockholder's equity primarily due to net income and capital contributions from Southern Company, partially offset by dividends paid to Southern Company;
•an increase of $553 million in long-term debt (including securities due within one year) primarily due to the issuance of revenue bonds and senior notes;
•an increase of $426 million in total property, plant, and equipment primarily related to the construction of Plant Barry Unit 8 and transmission and distribution facilities;
•a decrease of $401 million in other regulatory assets, deferred primarily due to a decrease in the under recovered fuel clause balance;
•a decrease of $299 million in deferred credits related to income taxes primarily due to the amortization of accumulated deferred income taxes; and
•a decrease of $264 million in other accounts payable primarily due to the timing of vendor payments.
See "Financing Activities – Alabama Power" herein and Notes (B) and (G) to the Condensed Financial Statements herein under "Alabama Power" for additional information.
Georgia Power
Significant balance sheet changes for the nine months ended September 30, 2023 included:
•an increase of $2.5 billion in total property, plant, and equipment primarily related to the construction of generation, transmission, and distribution facilities, including $944 million for Plant Vogtle Units 3 and 4;
•an increase of $2.0 billion in common stockholder's equity primarily due to capital contributions from Southern Company and net income, partially offset by dividends paid to Southern Company;
•an increase of $1.1 billion in long-term debt (including securities due within one year) primarily due to net issuances of senior notes;
•an increase of $556 million in other accounts payable primarily due to the timing of vendor payments;
•a decrease of $350 million in notes payable primarily due to repayments of short-term bank debt; and
•an increase of $321 million in customer accounts receivable, net primarily due to the timing of collections.
See "Financing Activities – Georgia Power" herein and Note (B) to the Condensed Financial Statements herein under "Georgia Power – Nuclear Construction" for additional information.
Mississippi Power
Significant balance sheet changes for the nine months ended September 30, 2023 included:
•an increase of $120 million in total property, plant, and equipment primarily related to the construction of transmission and distribution facilities;
•an increase of $99 million in long-term debt (including securities due within one year) primarily due to issuances of senior notes;
•a decrease of $45 million in other accounts payable due to the timing of vendor payments;
•decreases of $44 million in affiliated receivables and $42 million in affiliated accounts payable primarily due to fluctuations in affiliate sales/purchases and the timing of payments; and
•an increase of $43 million in common stockholder's equity related to net income and capital contributions from Southern Company, partially offset by dividends paid to Southern Company.
See "Financing Activities – Mississippi Power" herein for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Southern Power
Significant balance sheet changes for the nine months ended September 30, 2023 included:
•increases of $340 million in accumulated deferred income tax liabilities and $125 million in prepaid income taxes primarily related to the expected utilization of ITCs in 2023;
•a decrease of $292 million in long-term debt (including securities due within one year) primarily related to the repayment of senior notes at maturity;
•a decrease of $137 million in total property, plant, and equipment due to the continued depreciation of assets, partially offset by an increase in construction work in progress, primarily related to the acquisition of the South Cheyenne and Millers Branch solar facilities;
•an increase of $134 million in notes payable primarily due to net issuances of commercial paper; and
•an increase of $105 million in cash and cash equivalents, as discussed further under "Analysis of Cash Flows – Southern Power" herein.
See "Financing Activities – Southern Power" herein and Notes (G) and (K) to the Condensed Financial Statements herein for additional information.
Southern Company Gas
Significant balance sheet changes for the nine months ended September 30, 2023 included:
•an increase of $807 million in total property, plant, and equipment primarily related to the construction of transportation and distribution assets and additional infrastructure investment;
•a decrease of $777 million in total accounts receivable primarily related to decreases of $379 million in unbilled revenues and $374 million in customer accounts receivable as a result of seasonality;
•a decrease of $693 million in notes payable due to a reduction in commercial paper borrowings and the repayment of short-term bank loans;
•an increase of $615 million in long-term debt due to issuances by Southern Company Gas Capital and Nicor Gas;
•an increase of $436 million in common stockholder's equity related to net income and capital contributions from Southern Company, partially offset by dividends paid to Southern Company;
•a decrease of $327 million in other accounts payable due to seasonality and the timing of vendor payments; and
•an increase of $316 million in cash and cash equivalents, as discussed further under "Analysis of Cash Flows – Southern Company Gas" herein.
See "Financing Activities – Southern Company Gas" herein and Note (B) to the Condensed Financial Statements herein for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Financing Activities
The following table outlines the Registrants' long-term debt financing activities for the first nine months of 2023:

	Issuances and Reofferings			Maturities and Redemptions
Company	Senior Notes	Revenue Bonds	Other Long- Term Debt	Senior Notes	Other Long- Term Debt(a)
	(in millions)
Southern Company parent	$4,525	$—	$—	$1,850	$550
Alabama Power	200	326	28	—	1
Georgia Power	1,750	229	—	800	72
Mississippi Power	100	—	—	—	—
Southern Power	—	—	—	290	—
Southern Company Gas	500	—	154	—	—
Other	—	—	—	—	6
Elimination(b)	—	—	—	—	(3)
Southern Company	$7,075	$555	$182	$2,940	$626
(a)Includes reductions in finance lease obligations resulting from cash payments under finance leases and, for Georgia Power, principal amortization payments totaling $64 million for FFB borrowings. See Note 8 to the financial statements under "Long-term Debt – DOE Loan Guarantee Borrowings" in Item 8 of the Form 10-K for additional information.
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
Southern Company
During the first nine months of 2023, Southern Company issued approximately 1.9 million shares of common stock primarily through employee equity compensation plans and received proceeds of approximately $26 million.
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
In July 2023, Southern Company repaid at maturity $1.25 billion aggregate principal amount of its 2.95% Senior Notes.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
In September 2023, Southern Company issued $600 million aggregate principal amount of Series 2023D 5.50% Senior Notes due March 15, 2029 and $700 million aggregate principal amount of Series 2023E 5.70% Senior Notes due March 15, 2034.
Alabama Power
During the first nine months of 2023, a subsidiary of Alabama Power borrowed $19 million under a $39 million long-term floating rate bank loan entered into in December 2022 with a maturity date of December 12, 2029.
In May 2023, Alabama Power issued $200 million aggregate principal amount of Series 2023A Floating Rate Senior Notes due May 15, 2073.
In August 2023, the Walker County Economic and Industrial Development Authority issued for the benefit of Alabama Power $228 million aggregate principal amount of Solid Waste Disposal Revenue Bonds (Alabama Power Company Plant Gorgas Project), First Series 2023 ($140 million aggregate principal amount) and Second Series 2023 ($88 million aggregate principal amount) due August 1, 2063. The proceeds from the revenue bonds are being used to finance certain solid waste disposal facilities at Plant Gorgas.
Also in August 2023, the Industrial Development Board of the Town of West Jefferson issued for the benefit of Alabama Power $98 million aggregate principal amount of Solid Waste Disposal Revenue Bonds (Alabama Power Company Plant Miller Project), Series 2023 due August 1, 2063. The proceeds from the revenue bonds are being used to finance certain solid waste disposal facilities at Plant Miller.
In September 2023, a subsidiary of Alabama Power assumed two fixed rate bank loans totaling $9 million, both maturing on August 30, 2028.
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
In July 2023, Georgia Power repaid at maturity $700 million aggregate principal amount of its Series 2020A 2.10% Senior Notes.
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
Southern Power
In January 2023, Southern Power borrowed $100 million pursuant to a short-term uncommitted bank credit arrangement bearing interest at a mutually agreed upon rate and payable on demand. During the second quarter 2023, Southern Power made net repayments of $50 million of the $100 million borrowed. Subsequent to September 30, 2023, Southern Power borrowed the remaining $50 million under the arrangement.
In September 2023, Southern Power repaid at maturity $290 million aggregate principal amount of its Series 2016C 2.75% Senior Notes.
Southern Company Gas
In February 2023, Nicor Gas repaid its $150 million and $50 million short-term floating rate bank loans entered into in February 2022 and March 2022, respectively.
During the first nine months of 2023, Southern Company Gas received cash advances totaling $29 million under a long-term financing agreement related to a construction contract.
In July 2023, Nicor Gas issued in a private placement $50 million aggregate principal amount of 5.28% Series First Mortgage Bonds due July 31, 2030 and $75 million aggregate principal amount of 5.43% Series First Mortgage Bonds due July 31, 2035. Subsequent to September 30, 2023, pursuant to the same agreement, Nicor Gas issued in a private placement $75 million aggregate principal amount of 5.67% Series First Mortgage Bonds due October 31, 2053 and $75 million aggregate principal amount of 5.77% Series First Mortgage Bonds due October 31, 2063.
In September 2023, Southern Company Gas Capital issued $500 million aggregate principal amount of Series 2023A 5.75% Senior Notes due September 15, 2033, guaranteed by Southern Company Gas.
Subsequent to September 30, 2023, Southern Company Gas Capital repaid at maturity $350 million aggregate principal amount of its 2.450% Senior Notes.
Credit Rating Risk
At September 30, 2023, the Registrants did not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade.
There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change of certain Registrants to BBB and/or Baa2 or below. These contracts are primarily for physical electricity and natural gas purchases and sales, fuel purchases, fuel transportation and storage, energy price risk management, transmission, interest rate management, and, for Georgia Power, services at Plant Vogtle Units 3 and 4.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
The maximum potential collateral requirements under these contracts at September 30, 2023 were as follows:

Credit Ratings	Southern Company(*)	Alabama Power	Georgia Power	Mississippi Power	Southern Power(*)	Southern Company Gas
	(in millions)
At BBB and/or Baa2	$33	$1	$—	$—	$32	$—
At BBB- and/or Baa3	415	2	60	1	353	—
At BB+ and/or Ba1 or below	2,084	411	939	315	1,275	16
(*)Southern Power has PPAs that could require collateral, but not accelerated payment, in the event of a downgrade of Southern Power's credit. The PPAs require credit assurances without stating a specific credit rating. The amount of collateral required would depend upon actual losses resulting from a credit downgrade. Southern Power had $106 million of cash collateral posted related to PPA requirements at September 30, 2023.
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
On September 26, 2023, Moody's upgraded Mississippi Power's senior unsecured long-term debt rating to A3 from Baa1 and revised its rating outlook to stable from positive.
Also on September 26, 2023, Moody's revised its ratings outlooks for Southern Company and Georgia Power to positive from stable.

    Table of Contents                                Index to Financial Statements
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
During the nine months ended September 30, 2023, there were no material changes to Southern Company's, Alabama Power's, Georgia Power's, Mississippi Power's, Southern Power's, or Southern Company Gas' disclosures about market risk. For an in-depth discussion of each Registrant's market risks, see MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Market Price Risk" in Item 7 of the Form 10-K and Note 1 to the financial statements under "Financial Instruments" and Notes 13 and 14 to the financial statements in Item 8 of the Form 10-K, as well as Notes (I) and (J) to the Condensed Financial Statements herein.
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
There have been no changes in Southern Company's, Alabama Power's, Georgia Power's, Mississippi Power's, Southern Power's, or Southern Company Gas' internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the third quarter 2023 that have materially affected or are reasonably likely to materially affect Southern Company's, Alabama Power's, Georgia Power's, Mississippi Power's, Southern Power's, or Southern Company Gas' internal control over financial reporting.

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
Item 5. Other Information.
There were no adoptions, modifications, or terminations of "Rule 10b5-1 trading arrangements" or "non-Rule 10b5-1 trading arrangements," as defined in Item 408(a) of Regulation S-K, during the three months ended September 30, 2023 by the Registrants' directors and "officers," as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended.
Item 6. Exhibits.
The exhibits below with an asterisk (*) preceding the exhibit number are filed herewith. The remaining exhibits have previously been filed with the SEC and are incorporated herein by reference. The exhibits marked with a pound sign (#) are management contracts or compensatory plans or arrangements.

(3) Articles of Incorporation and By-Laws

Alabama Power
*	(b)1	-	Amended and Restated By-laws of Alabama Power effective October 16, 2023, and as presently in effect.

(4) Instruments Describing Rights of Security Holders, Including Indentures

Southern Company

	(a)1	-
Thirtieth Supplemental Indenture to Senior Note Indenture dated as of September 8, 2023, providing for the issuance of the Series 2023D 5.50% Senior Notes due March 15, 2029. (Designated in Form 8-K dated September 5, 2023, File No. 1-3526, as Exhibit 4.4(a).)

	(a)2	-
Thirty-First Supplemental Indenture to Senior Note Indenture dated as of September 8, 2023, providing for the issuance of the Series 2023E 5.70% Senior Notes due March 15, 2034. (Designated in Form 8-K dated September 5, 2023, File No. 1-3526, as Exhibit 4.4(b).)

Southern Company Gas

	(f)1	-	Southern Company Gas Capital Corporation's Series 2023A 5.75% Senior Notes due September 15, 2033, Form of Note. (Designated in Form 8-K dated September 11, 2023. File No. 1-14174 as Exhibit 4.1.)

	(f)2	-
Southern Company Gas' Guarantee related to the Series 2023A 5.75% Senior Notes due September 15, 2023, Form of Guarantee. (Designated in Form 8-K dated September 11, 2023. File No. 1-14174 as Exhibit 4.3.)

*	(f)3	-	Supplemental Indenture dated as of July 11, 2023 of Northern Illinois Gas Company to U.S. Bank Trust Company National Association under Indenture dated as of January 1, 1954.

    Table of Contents                                Index to Financial Statements

(24) Power of Attorney and Resolutions

Southern Company

	(a)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2022, File No. 1-3526 as Exhibit 24(a)1.)

	(a)2	-	Power of Attorney of Christopher C. Womack. (Designated in the Form 10-Q for the quarter ended June 30, 2023, File No. 1-3526 as Exhibit 24(a)2.)

Alabama Power

	(b)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2022, File No. 1-3164 as Exhibit 24(b)1.)

	(b)2	-	Power of Attorney of Moses H. Feagin. (Designated in the Form 10-Q for the quarter ended March 31, 2023, File No. 1-3164 as Exhibit 24(b)2.)

Georgia Power

	(c)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2022, File No. 1-6468 as Exhibit 24(c)1.)

	(c)2	-	Power of Attorney of Kimberly S. Greene. (Designated in the Form 10-Q for the quarter ended March 31, 2023, File No. 1-6468 as Exhibit 24(c)2.)

Mississippi Power

	(d)	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2022, File No. 001-11229 as Exhibit 24(d)1.)

Southern Power

	(e)	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2022, File No. 001-37803 as Exhibit 24(e)1.)

Southern Company Gas

	(f)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2022, File No. 1-14174 as Exhibit 24(f)1.)

	(f)2	-	Power of Attorney of James Y. Kerr II. (Designated in the Form 10-Q for the quarter ended March 31, 2023, File No. 1-14174 as Exhibit 24(f)2.)

(31) Section 302 Certifications

Southern Company

*	(a)1	-	Certificate of Southern Company's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(a)2	-	Certificate of Southern Company's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Alabama Power

*	(b)1	-	Certificate of Alabama Power's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(b)2	-	Certificate of Alabama Power's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Georgia Power

*	(c)1	-	Certificate of Georgia Power's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(c)2	-	Certificate of Georgia Power's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

    Table of Contents                                Index to Financial Statements

Mississippi Power

*	(d)1	-	Certificate of Mississippi Power's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(d)2	-	Certificate of Mississippi Power's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Southern Power

*	(e)1	-	Certificate of Southern Power Company's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(e)2	-	Certificate of Southern Power Company's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Southern Company Gas

*	(f)1	-	Certificate of Southern Company Gas' Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(f)2	-	Certificate of Southern Company Gas' Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(32) Section 906 Certifications

Southern Company

*	(a)	-	Certificate of Southern Company's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Alabama Power

*	(b)	-	Certificate of Alabama Power's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Georgia Power

*	(c)	-	Certificate of Georgia Power's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Mississippi Power

*	(d)	-	Certificate of Mississippi Power's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Southern Power

*	(e)	-	Certificate of Southern Power Company's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Southern Company Gas

*	(f)	-	Certificate of Southern Company Gas' Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

(101) Interactive Data Files

*	INS	-	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
*	SCH	-	Inline XBRL Taxonomy Extension Schema Document
*	CAL	-	Inline XBRL Taxonomy Calculation Linkbase Document
*	DEF	-	Inline XBRL Definition Linkbase Document
*	LAB	-	Inline XBRL Taxonomy Label Linkbase Document
*	PRE	-	Inline XBRL Taxonomy Presentation Linkbase Document

(104) Cover Page Interactive Data File
*			Formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.

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
Date: November 1, 2023

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
Date: November 1, 2023

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
Date: November 1, 2023

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
Date: November 1, 2023

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
Date: November 1, 2023

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
Date: November 1, 2023