Form 10-K
period 2023-12-31
SOUTHERN CO; GEORGIA POWER CO; SOUTHERN POWER CO; SOUTHERN CO GAS; ALABAMA POWER CO; MISSISSIPPI POWER CO
filed 2024-02-15
CIK 92122, 41091, 1160661, 1004155, 3153, 66904

    Table of Contents                                Index to Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2023
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
Aggregate market value of The Southern Company's common stock held by non-affiliates of The Southern Company at June 30, 2023: $76.6 billion. All of the common stock of the other registrants is held by The Southern Company. A description of each registrant's common stock follows:

Registrant	Description of Common Stock	Shares Outstanding at January 31, 2024
The Southern Company	Par Value $5 Per Share	1,091,015,113
Alabama Power Company	Par Value $40 Per Share	30,537,500
Georgia Power Company	Without Par Value	9,261,500
Mississippi Power Company	Without Par Value	1,121,000
Southern Power Company	Par Value $0.01 Per Share	1,000
Southern Company Gas	Par Value $0.01 Per Share	100
Documents incorporated by reference: specified portions of The Southern Company's Definitive Proxy Statement on Schedule 14A relating to the 2024 Annual Meeting of Stockholders are incorporated by reference into PART III.
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

    Table of Contents                                Index to Financial Statements
i

    Table of Contents                                Index to Financial Statements
DEFINITIONS
When used in this Form 10-K, the following terms will have the meanings indicated.

Term	Meaning
ARP	Georgia Power's Alternate Rate Plans approved by the Georgia PSC; 2019 ARP for the years 2020 through 2022 and 2022 ARP for the years 2023 through 2025
AFUDC	Allowance for funds used during construction
Alabama Power	Alabama Power Company
AMEA	Alabama Municipal Electric Authority
Amended and Restated Loan Guarantee Agreement	Loan guarantee agreement entered into by Georgia Power with the DOE in 2014, as amended and restated in March 2019, under which the proceeds of borrowings may be used to reimburse Georgia Power for Eligible Project Costs incurred in connection with its construction of Plant Vogtle Units 3 and 4
AOCI	Accumulated other comprehensive income
ARO	Asset retirement obligation
ASU	Accounting Standards Update
Atlanta Gas Light	Atlanta Gas Light Company, a wholly-owned subsidiary of Southern Company Gas
Bcf	Billion cubic feet
Bechtel	Bechtel Power Corporation, the primary contractor for the remaining construction activities for Plant Vogtle Units 3 and 4
Bechtel Agreement	The 2017 construction completion agreement between the Vogtle Owners and Bechtel
CCN	Certificate of convenience and necessity
CCR	Coal combustion residuals
CCR Rule	Disposal of Coal Combustion Residuals from Electric Utilities final rule published by the EPA in 2015
Chattanooga Gas	Chattanooga Gas Company, a wholly-owned subsidiary of Southern Company Gas
Clean Air Act	Clean Air Act Amendments of 1990
CO2	Carbon dioxide
COD	Commercial operation date
Contractor Settlement Agreement	The December 31, 2015 agreement between Westinghouse and the Vogtle Owners resolving disputes between the Vogtle Owners and the EPC Contractor under the Vogtle 3 and 4 Agreement
Cooperative Energy	Electric generation and transmission cooperative in Mississippi
COVID-19	The novel coronavirus disease declared a pandemic by the World Health Organization and the Centers for Disease Control and Prevention in March 2020
CPCN	Certificate of public convenience and necessity
CWIP	Construction work in progress
Dalton	City of Dalton, Georgia, an incorporated municipality in the State of Georgia, acting by and through its Board of Water, Light, and Sinking Fund Commissioners
Dalton Pipeline	A pipeline facility in Georgia in which Southern Company Gas has a 50% undivided ownership interest
DOE	U.S. Department of Energy
ECCR	Georgia Power's Environmental Compliance Cost Recovery tariff
ECO Plan	Mississippi Power's environmental compliance overview plan
ELG	Effluent limitations guidelines
Eligible Project Costs	Certain costs of construction relating to Plant Vogtle Units 3 and 4 that are eligible for financing under the loan guarantee program established under Title XVII of the Energy Policy Act of 2005
EMC	Electric membership corporation
EPA	U.S. Environmental Protection Agency
EPC Contractor	Westinghouse and its affiliate, WECTEC Global Project Services Inc.; the former engineering, procurement, and construction contractor for Plant Vogtle Units 3 and 4
FASB	Financial Accounting Standards Board
FCC	Federal Communications Commission
FERC	Federal Energy Regulatory Commission

    Table of Contents                                Index to Financial Statements
DEFINITIONS
(continued)

Term	Meaning
FFB	Federal Financing Bank
FFB Credit Facilities	Note purchase agreements among the DOE, Georgia Power, and the FFB and related promissory notes which provide for two multi-advance term loan facilities
Fitch	Fitch Ratings, Inc.
FP&L	Florida Power and Light Company
GAAP	U.S. generally accepted accounting principles
Georgia Power	Georgia Power Company
GHG	Greenhouse gas
GRAM	Atlanta Gas Light's Georgia Rate Adjustment Mechanism
Guarantee Settlement Agreement	The June 9, 2017 settlement agreement between the Vogtle Owners and Toshiba related to certain payment obligations of the EPC Contractor guaranteed by Toshiba
Gulf Power	Gulf Power Company, until January 1, 2019 a wholly-owned subsidiary of Southern Company; effective January 1, 2021, Gulf Power Company merged with and into FP&L, with FP&L remaining as the surviving company
Heating Degree Days	A measure of weather, calculated when the average daily temperatures are less than 65 degrees Fahrenheit
Heating Season	The period from November through March when Southern Company Gas' natural gas usage and operating revenues are generally higher
HLBV	Hypothetical liquidation at book value
IBEW	International Brotherhood of Electrical Workers
IGCC	Integrated coal gasification combined cycle, the technology originally approved for Mississippi Power's Kemper County energy facility
IIC	Intercompany Interchange Contract
Illinois Commission	Illinois Commerce Commission
Internal Revenue Code	Internal Revenue Code of 1986, as amended
IPP	Independent power producer
IRA	Inflation Reduction Act
IRP	Integrated resource plan
IRS	Internal Revenue Service
ITAAC	Inspections, Tests, Analyses, and Acceptance Criteria, standards established by the NRC
ITC	Investment tax credit
JEA	Jacksonville Electric Authority
KW	Kilowatt
KWH	Kilowatt-hour
LIBOR	London Interbank Offered Rate
LIFO	Last-in, first-out
LNG	Liquefied natural gas
LTSA	Long-term service agreement
Marketers	Marketers selling retail natural gas in Georgia and certificated by the Georgia PSC
MEAG Power	Municipal Electric Authority of Georgia
Mississippi Power	Mississippi Power Company
mmBtu	Million British thermal units
Moody's	Moody's Investors Service, Inc.
MPUS	Mississippi Public Utilities Staff
MRA	Municipal and Rural Associations
MW	Megawatt
natural gas distribution utilities	Southern Company Gas' natural gas distribution utilities (Nicor Gas, Atlanta Gas Light, Virginia Natural Gas, and Chattanooga Gas)
NCCR	Georgia Power's Nuclear Construction Cost Recovery tariff

    Table of Contents                                Index to Financial Statements
DEFINITIONS
(continued)

Term	Meaning
NDR	Alabama Power's Natural Disaster Reserve
NextEra Energy	NextEra Energy, Inc.
Nicor Gas	Northern Illinois Gas Company, a wholly-owned subsidiary of Southern Company Gas
NOX	Nitrogen oxide
NRC	U.S. Nuclear Regulatory Commission
NYMEX	New York Mercantile Exchange, Inc.
NYSE	New York Stock Exchange
OCI	Other comprehensive income
OPC	Oglethorpe Power Corporation (an EMC)
OTC	Over-the-counter
PennEast Pipeline	PennEast Pipeline Company, LLC, a joint venture in which Southern Company Gas has a 20% ownership interest
PEP	Mississippi Power's Performance Evaluation Plan
PowerSecure	PowerSecure, Inc., a wholly-owned subsidiary of Southern Company
PowerSouth	PowerSouth Energy Cooperative
PPA	Power purchase agreements, as well as, for Southern Power, contracts for differences that provide the owner of a renewable facility a certain fixed price for the electricity sold to the grid
PSC	Public Service Commission
PTC	Production tax credit
Rate CNP	Alabama Power's Rate Certificated New Plant, consisting of Rate CNP New Plant, Rate CNP Compliance, Rate CNP PPA, and Rate CNP Depreciation
Rate ECR	Alabama Power's Rate Energy Cost Recovery
Rate NDR	Alabama Power's Rate Natural Disaster Reserve
Rate RSE	Alabama Power's Rate Stabilization and Equalization
Registrants	Southern Company, Alabama Power, Georgia Power, Mississippi Power, Southern Power Company, and Southern Company Gas
ROE	Return on equity
S&P	S&P Global Ratings, a division of S&P Global Inc.
SAVE	Steps to Advance Virginia's Energy, an infrastructure replacement program at Virginia Natural Gas
SCS	Southern Company Services, Inc., the Southern Company system service company and a wholly-owned subsidiary of Southern Company
SEC	U.S. Securities and Exchange Commission
SEGCO	Southern Electric Generating Company, 50% owned by each of Alabama Power and Georgia Power
SEPA	Southeastern Power Administration
Sequent	Sequent Energy Management, L.P. and Sequent Energy Canada Corp., wholly-owned subsidiaries of Southern Company Gas through June 30, 2021
SERC	SERC Reliability Corporation
SNG	Southern Natural Gas Company, L.L.C., a pipeline system in which Southern Company Gas has a 50% ownership interest
SO2	Sulfur dioxide
SOFR	Secured Overnight Financing Rate
Southern Company	The Southern Company
Southern Company Gas	Southern Company Gas and its subsidiaries
Southern Company Gas Capital	Southern Company Gas Capital Corporation, a 100%-owned subsidiary of Southern Company Gas
Southern Company power pool	The operating arrangement whereby the integrated generating resources of the traditional electric operating companies and Southern Power (excluding subsidiaries) are subject to joint commitment and dispatch in order to serve their combined load obligations

    Table of Contents                                Index to Financial Statements
DEFINITIONS
(continued)

Term	Meaning
Southern Company system	Southern Company, the traditional electric operating companies, Southern Power, Southern Company Gas, SEGCO, Southern Nuclear, SCS, Southern Linc, PowerSecure, and other subsidiaries
Southern Holdings	Southern Company Holdings, Inc., a wholly-owned subsidiary of Southern Company
Southern Linc	Southern Communications Services, Inc., a wholly-owned subsidiary of Southern Company, doing business as Southern Linc
Southern Nuclear	Southern Nuclear Operating Company, Inc., a wholly-owned subsidiary of Southern Company
Southern Power	Southern Power Company and its subsidiaries
SouthStar	SouthStar Energy Services, LLC (a Marketer), a wholly-owned subsidiary of Southern Company Gas
SP Solar	SP Solar Holdings I, LP, a limited partnership indirectly owning substantially all of Southern Power's solar and battery energy storage facilities, in which Southern Power has a 67% ownership interest
SP Wind	SP Wind Holdings II, LLC, a holding company owning a portfolio of eight operating wind facilities, in which Southern Power is the controlling partner in a tax equity arrangement
SRR	Mississippi Power's System Restoration Rider, a tariff for retail property damage cost recovery and reserve
Subsidiary Registrants	Alabama Power, Georgia Power, Mississippi Power, Southern Power, and Southern Company Gas
Tax Reform Legislation	The Tax Cuts and Jobs Act, which became effective on January 1, 2018
Toshiba	Toshiba Corporation, the parent company of Westinghouse
traditional electric operating companies	Alabama Power, Georgia Power, and Mississippi Power
VCM	Vogtle Construction Monitoring
VIE	Variable interest entity
Virginia Commission	Virginia State Corporation Commission
Virginia Natural Gas	Virginia Natural Gas, Inc., a wholly-owned subsidiary of Southern Company Gas
Vogtle 3 and 4 Agreement	Agreement entered into with the EPC Contractor in 2008 by Georgia Power, acting for itself and as agent for the Vogtle Owners, and rejected in bankruptcy in July 2017, pursuant to which the EPC Contractor agreed to design, engineer, procure, construct, and test Plant Vogtle Units 3 and 4
Vogtle Owners	Georgia Power, OPC, MEAG Power, and Dalton
Vogtle Services Agreement	The June 2017 services agreement between the Vogtle Owners and the EPC Contractor, as amended and restated in July 2017, for the EPC Contractor to transition construction management of Plant Vogtle Units 3 and 4 to Southern Nuclear and to provide ongoing design, engineering, and procurement services to Southern Nuclear
Westinghouse	Westinghouse Electric Company LLC
Williams Field Services Group	Williams Field Services Group, LLC
v

    Table of Contents                                Index to Financial Statements
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This Annual Report on Form 10-K contains forward-looking statements. Forward-looking statements include, among other things, statements concerning regulated rates, the strategic goals for the business, customer and sales growth, economic conditions, including inflation, cost recovery and other rate actions, projected equity ratios, current and proposed environmental regulations and related compliance plans and estimated expenditures, GHG emissions reduction goals, pending or potential litigation matters, access to sources of capital, projections for the qualified pension plans, postretirement benefit plans, and nuclear decommissioning trust fund contributions, financing activities, completion dates and costs of construction projects, matters related to the abandonment of the Kemper IGCC, filings with state and federal regulatory authorities, federal and state income tax benefits, estimated sales and purchases under power sale and purchase agreements, and estimated construction plans and expenditures. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "could," "would," "should," "expects," "plans," "anticipates," "believes," "estimates," "projects," "predicts," "potential," or "continue" or the negative of these terms or other similar terminology. There are various factors that could cause actual results to differ materially from those suggested by the forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized. These factors include:

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
•transmission constraints;
•the ability to control costs and avoid cost and schedule overruns during the development, construction, and operation of facilities or other projects, including Plant Vogtle Unit 4 (which includes components based on new technology that only within the last several years began initial operation in the global nuclear industry at this scale), due to current and/or future challenges which include, but are not limited to, changes in labor costs, availability, and productivity; challenges with the management of contractors or vendors; subcontractor performance; adverse weather conditions; shortages, delays, increased costs, or inconsistent quality of equipment, materials, and labor; contractor or supplier delay; the impacts of inflation; delays due to judicial or regulatory action; nonperformance under construction, operating, or other agreements; operational readiness, including specialized operator training and required site safety programs; engineering or design problems or any remediation related thereto; design and other licensing-based compliance matters; challenges with start-up activities, including major equipment failure, or system integration; and/or operational performance; challenges related to pandemic health events; continued public and policymaker support for projects; environmental and geological conditions; delays or increased costs to interconnect facilities to transmission grids; and increased financing costs as a result of changes in interest rates or as a result of project delays;
•the ability to overcome or mitigate the current challenges, or challenges yet to be identified, at Plant Vogtle Unit 4, as described in Note 2 to the financial statements under "Georgia Power – Nuclear Construction" in Item 8 herein, that could further impact the cost and schedule for the project;
•legal proceedings and regulatory approvals and actions related to past and ongoing construction projects, including PSC approvals and FERC actions;
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
•global and U.S. economic conditions, including impacts from geopolitical conflicts, recession, inflation, interest rate fluctuations, and financial market conditions, and the results of financing efforts;
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
Southern Company also owns SCS, Southern Linc, Southern Holdings, Southern Nuclear, PowerSecure, and other direct and indirect subsidiaries. SCS, the system service company, has contracted with Southern Company, each of the Subsidiary Registrants, Southern Nuclear, SEGCO, and other subsidiaries to furnish, at direct or allocated cost and upon request, the following services: general executive and advisory, general and design engineering, operations, purchasing, accounting, finance, treasury, legal, tax, information technology, marketing, auditing, insurance and pension administration, human resources, systems and procedures, digital wireless communications, cellular tower space, and other services with respect to business and operations, construction management, and Southern Company power pool transactions. Southern Linc provides digital wireless communications for use by Southern Company and its subsidiary companies and also markets these services to the public and provides fiber optics services through its subsidiary, Southern Telecom, Inc. Southern Linc's system covers approximately 122,000 square miles in the Southeast. Southern Holdings is an intermediate holding company subsidiary, which invests in various projects. Southern Nuclear operates and provides services to the Southern Company system's nuclear power plants and is currently managing construction and start-up of Plant Vogtle Unit 4, which is co-owned by Georgia Power. PowerSecure develops distributed energy and resilience solutions and deploys microgrids for commercial, industrial, governmental, and utility customers.
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
Agreements in effect with principal neighboring utility systems provide for capacity and energy transactions that may be entered into for reasons related to reliability or economics. Additionally, the traditional electric operating companies have entered into various reliability agreements with certain neighboring utilities, each of which provides for the establishment and periodic review of principles and procedures for planning and operation of generation and transmission facilities, maintenance

    Table of Contents                                Index to Financial Statements
schedules, load retention programs, emergency operations, and other matters affecting the reliability of bulk power supply. The traditional electric operating companies have joined with other utilities in the Southeast to form the SERC to augment further the reliability and adequacy of bulk power supply. Through the SERC, the traditional electric operating companies are represented at the North American Electric Reliability Corporation. In November 2022, the Southeast Energy Exchange Market (SEEM) began service. SEEM, whose members include the traditional electric operating companies and many of the other electric service providers in the Southeast, is an extension of the existing bilateral market where participants use an automated, intra-hour energy exchange to buy and sell power close to the time the energy is consumed, utilizing available unreserved transmission. On July 14, 2023, the U.S. Court of Appeals for the District of Columbia Circuit vacated certain FERC orders related to SEEM and remanded the proceeding to the FERC. The ultimate outcome of this matter cannot be determined at this time.
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
Alabama Power and Georgia Power each have agreements with Southern Nuclear to operate the Southern Company system's existing nuclear plants, Plants Farley, Hatch, and Vogtle (Units 1, 2, and 3). In addition, Georgia Power has an agreement with Southern Nuclear to develop, license, construct, and operate Plant Vogtle Unit 4. See "Regulation – Nuclear Regulation" herein for additional information.
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
Southern Power Company directly owns and manages generation assets primarily in the Southeast, which are included in the Southern Company power pool, and has various subsidiaries whose generation assets are not included in the Southern Company power pool. These subsidiaries were created to own, operate, and pursue power generation facilities, either wholly or in partnership with various third parties. At December 31, 2023, Southern Power's generation fleet, which is owned in part with various partners, totaled 12,498 MWs of nameplate capacity in commercial operation (including 5,118 MWs of nameplate capacity owned by its subsidiaries). See "Traditional Electric Operating Companies" herein for additional information on the Southern Company power pool.
A majority of Southern Power's partnerships in renewable facilities allow for the sharing of cash distributions and tax benefits at differing percentages, with Southern Power being the controlling partner and thus consolidating the assets and operations of

    Table of Contents                                Index to Financial Statements
the partnerships. At December 31, 2023, Southern Power had eight tax equity partnership arrangements where the tax equity investors receive substantially all of the tax benefits from the facilities, including ITCs and PTCs. In addition, Southern Power holds controlling interests in non-tax equity partnerships with its ownership interests primarily ranging from 51% to 66%.
See PROPERTIES in Item 2 herein for additional detail regarding Southern Power's partnership arrangements and Note 15 to the financial statements under "Southern Power" in Item 8 herein for additional information regarding Southern Power's acquisitions, dispositions, construction, and development projects.
Southern Power calculates an investment coverage ratio for its generating assets, including those owned with various partners, based on the ratio of investment under contract to total investment using the respective facilities' net book value (or expected in-service value for facilities under construction) as the investment amount. With the inclusion of investments associated with facilities under construction, as well as other capacity and energy contracts, Southern Power's average investment coverage ratio at December 31, 2023 was 97% through 2028 and 89% through 2033, with an average remaining contract duration of approximately 12 years. For the year ended December 31, 2023, approximately 41% of contracted MWs were with AAA to A- or equivalent rated counterparties, 47% were with BBB+ to BBB- or equivalent rated counterparties, and 10% were with unrated entities that either have ratemaking authority or have posted collateral to cover potential credit exposure.
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
Southern Company Gas
Southern Company Gas is an energy services holding company whose primary business is the distribution of natural gas through the natural gas distribution utilities. Southern Company Gas is also involved in several other businesses that are complementary to the distribution of natural gas, including gas pipeline investments and gas marketing services. Southern Company Gas also has an "all other" non-reportable segment that includes segments below the quantitative threshold for separate disclosure. See Note 15 to the financial statements under "Southern Company Gas" in Item 8 herein for information regarding Southern Company Gas' recent dispositions.
Gas distribution operations, the largest segment of Southern Company Gas' business, operates, constructs, and maintains approximately 77,900 miles of natural gas pipelines and 14 storage facilities, with total capacity of 157 Bcf, to provide natural gas to residential, commercial, and industrial customers. Gas distribution operations serves approximately 4.4 million customers across four states.
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
Gas marketing services is comprised of SouthStar, which serves approximately 665,000 natural gas commodity customers, markets gas to residential, commercial, and industrial customers and offers energy-related products that provide natural gas price stability and utility bill management in competitive markets or markets that provide for customer choice.

    Table of Contents                                Index to Financial Statements
Construction Programs
The subsidiary companies of Southern Company are engaged in continuous construction programs, including capital expenditures to accommodate existing and estimated future loads on their respective systems and to comply with environmental laws and regulations, as applicable. In 2024, the Southern Company system's construction program is expected to be apportioned approximately as follows:

	Southern Company system(a)(b)	Alabama Power	Georgia Power	Mississippi Power
	(in billions)
New generation	$1.1	$—	$1.0	$—
Environmental compliance(c)	0.1	—	0.1	—
Generation maintenance	1.3	0.5	0.7	0.1
Transmission	1.7	0.3	1.4	—
Distribution	1.7	0.5	1.1	0.1
Nuclear fuel	0.3	0.1	0.2	—
General plant	1.6	0.7	0.9	0.1
	7.8	2.1	5.4	0.3
Southern Power(d)	0.3
Southern Company Gas(e)	1.8
Other subsidiaries	0.1
Total(a)	$10.0	$2.1	$5.4	$0.3
(a)Totals may not add due to rounding.
(b)Includes the Subsidiary Registrants, as well as other subsidiaries.
(c)Reflects cost estimates for environmental laws and regulations. These estimated expenditures do not include potential compliance costs associated with any future regulation of CO2 emissions from fossil fuel-fired electric generating units or the proposed ELG Supplemental Rule, or costs associated with closure and monitoring of ash ponds and landfills in accordance with the CCR Rule and the related state rules. See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters" and FINANCIAL CONDITION AND LIQUIDITY – "Cash Requirements" in Item 7 herein for additional information. No material capital expenditures are expected for non-environmental government regulations.
(d)Does not include approximately $0.8 billion for planned acquisitions and placeholder growth, which may vary materially due to market opportunities and Southern Power's ability to execute its growth strategy.
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
The traditional electric operating companies also anticipate continued expenditures associated with closure and monitoring of ash ponds and landfills in accordance with the CCR Rule and the related state rules, which are reflected in the applicable Registrants' ARO liabilities. Estimated costs for 2024 total $728 million for Southern Company, primarily consisting of $346 million for Alabama Power, $338 million for Georgia Power, and $24 million for Mississippi Power.
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Cash Requirements" in Item 7 herein for additional information, including estimated expenditures for construction, environmental compliance, and closure and monitoring of ash ponds and landfills for the years 2025 through 2028.
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

    Table of Contents                                Index to Financial Statements
Fuel Supply
Electric
The traditional electric operating companies' and SEGCO's supply of electricity is primarily fueled by natural gas and coal, as well as nuclear for Alabama Power and Georgia Power. Southern Power's supply of electricity is primarily fueled by natural gas. See MANAGEMENT'S DISCUSSION AND ANALYSIS – RESULTS OF OPERATION – "Southern Company – Electricity Business – Fuel and Purchased Power Expenses" and MANAGEMENT'S DISCUSSION AND ANALYSIS – RESULTS OF OPERATION under "Fuel and Purchased Power Expenses" for each of the traditional electric operating companies in Item 7 herein for information regarding the electricity generated and the average cost of fuel in cents per net KWH generated for the years 2022 and 2023.
SCS, acting on behalf of the traditional electric operating companies and Southern Power Company, has agreements in place for the natural gas burn requirements of the Southern Company system. For 2024, SCS has contracted for 620 Bcf of natural gas supply under agreements with remaining terms up to 10 years. In addition to natural gas supply, SCS has contracts in place for both firm natural gas transportation and storage. Management believes these contracts provide sufficient natural gas supplies, transportation, and storage to ensure normal operations of the Southern Company system's natural gas generating units. See "Natural Gas" herein for information on the natural gas market.
The traditional electric operating companies have agreements in place from which they expect to receive substantially all of their 2024 coal burn requirements. These agreements have terms ranging between one and three years. Fuel procurement specifications, emission allowances, environmental control systems, and fuel changes have allowed the traditional electric operating companies to remain within limits set by applicable environmental regulations. As new environmental regulations are proposed that impact the utilization of coal, the traditional electric operating companies' fuel mix will be monitored to help ensure compliance with applicable laws and regulations. Southern Company and the traditional electric operating companies will continue to evaluate the need to purchase additional emissions allowances, the timing of capital expenditures for environmental control equipment, and potential unit retirements and replacements. While none of Southern Company's subsidiaries are currently subject to renewable portfolio standards or similar requirements, management of the traditional electric operating companies is working with applicable regulators through their IRP processes to continue the generating fleet transition in a manner responsible to customers, communities, employees, and other stakeholders. See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters" in Item 7 herein and Note 2 to the financial statements under "Alabama Power – Environmental Accounting Order," "Georgia Power – Integrated Resource Plans," and "Mississippi Power – Integrated Resource Plan" in Item 8 herein for additional information, including the Southern Company system's electric generating mix and plans to retire or convert to natural gas certain coal-fired generating capacity.
Alabama Power and Georgia Power have multiple contracts covering their nuclear fuel needs for uranium, conversion services, enrichment services, and fuel fabrication with remaining terms up to 11 years. Management believes suppliers have sufficient nuclear fuel production capability to permit normal operation of the Southern Company system's nuclear generating units. Alabama Power and Georgia Power also have contracts with the United States, acting through the DOE, that provide for the permanent disposal of spent nuclear fuel. The DOE failed to begin disposing of spent fuel in 1998, as required by the contracts, and Alabama Power and Georgia Power have pursued and are pursuing legal remedies against the government for breach of contract. See Note 3 to the financial statements under "Nuclear Fuel Disposal Costs" in Item 8 herein for additional information.
Changes in fuel prices to the traditional electric operating companies are generally reflected in fuel adjustment clauses contained in rate schedules. See "Rate Matters – Rate Structure and Cost Recovery Plans" herein for additional information. Southern Power's natural gas PPAs generally provide that the counterparty is responsible for substantially all of the cost of fuel.
Natural Gas
Natural gas remains a volatile commodity. Slight supply and demand imbalances can quickly result in significant price moves both up and down. These price movements may be short-lived, but the impacts can be pronounced. Natural gas supplies, primarily from the Permian and Haynesville regions, have continued to grow; however, this growth has been accompanied by LNG export growth. Forward curves project prices will remain in the range of mid-to high- $3 per mmBtu, approaching $4 per mmBtu, through 2030; however, short-term price volatility is expected and future prices could be materially impacted by various factors, including unexpected geopolitical events as well as government policies related to natural gas infrastructure development, production, and exports.
Southern Company Gas' procurement plans for natural gas supply and transportation to serve regulated utility customers are reviewed and approved by the regulatory agencies in the states where it operates. Southern Company Gas purchases natural gas supplies in the open market by contracting with producers and marketers and, for Atlanta Gas Light and Chattanooga Gas, under asset management agreements approved by the applicable state regulatory agency. Southern Company Gas also contracts

    Table of Contents                                Index to Financial Statements
for transportation and storage services from interstate pipelines that are regulated by the FERC. When firm pipeline services are temporarily not needed, Southern Company Gas may release the services in the secondary market under FERC-approved capacity release provisions or utilize asset management arrangements, thereby reducing the net cost of natural gas charged to customers for most of the natural gas distribution utilities. Peak-use requirements are met through utilization of company-owned storage facilities, pipeline transportation capacity, purchased storage services, peaking facilities, and other supply sources, arranged by either transportation customers or Southern Company Gas.
With the exception of Atlanta Gas Light, the natural gas distribution utilities are authorized by the relevant regulatory agencies in the states in which they serve to use natural gas cost recovery mechanisms that adjust rates to reflect changes in the wholesale cost of natural gas and ensure recovery of all costs prudently incurred in purchasing natural gas for customers. See Note 2 to the financial statements under "Southern Company Gas – Natural Gas Cost Recovery" in Item 8 herein for additional information.
Territory Served by the Southern Company System
Traditional Electric Operating Companies and Southern Power
The territory in which the traditional electric operating companies provide retail electric service comprises most of the states of Alabama and Georgia, together with southeastern Mississippi. In this territory there are non-affiliated electric distribution systems that obtain some or all of their power requirements either directly or indirectly from the traditional electric operating companies. As of December 31, 2023, the territory had an area of approximately 116,000 square miles and an estimated population of approximately 17 million. Southern Power sells wholesale electricity at market-based rates across various U.S. utility markets, primarily to investor-owned utilities, IPPs, municipalities, and other load-serving entities, as well as commercial and industrial customers.
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
The following table provides the number of retail customers served by customer classification for the traditional electric operating companies at December 31, 2023:

	Alabama Power	Georgia Power	Mississippi Power	Total(*)
	(in thousands)
Residential	1,328	2,406	157	3,890
Commercial	207	329	34	570
Industrial	6	11	—	17
Other	1	9	—	10
Total(*)	1,541	2,754	192	4,487
(*)Totals may not add due to rounding.

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
As of December 31, 2023, there were 62 electric cooperative distribution systems operating in the territories in which the traditional electric operating companies provide electric service at retail or wholesale.
PowerSouth is a generating and transmitting cooperative selling power to several distributing cooperatives, municipal systems, and other customers in south Alabama. As of December 31, 2023, PowerSouth owned generating units with more than 1,600 MWs of nameplate capacity, including an undivided 8.16% ownership interest in Alabama Power's Plant Miller Units 1 and 2. See PROPERTIES – "Electric – Jointly-Owned Facilities" in Item 2 herein and Note 5 to the financial statements under "Joint Ownership Agreements" in Item 8 herein for additional information.
In accordance with an agreement executed in 2021, Alabama Power began providing approximately 100 MWs of year-round capacity service to PowerSouth on February 1, 2024.
In 2021, Alabama Power and PowerSouth began operations under a coordinated planning and operations agreement, with a minimum term of 10 years. The agreement includes combined operations (including joint commitment and dispatch) and real-time energy sales and purchases and is expected to create energy cost savings and enhanced system reliability for both parties. Projected revenues are expected to offset any increased administrative costs incurred by Alabama Power. Under the agreement, Alabama Power has the right to participate in a portion of PowerSouth's future incremental load growth.
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
As of December 31, 2023, there were 72 municipally-owned electric distribution systems operating in the territory in which the traditional electric operating companies provide electric service at retail or wholesale.
As of December 31, 2023, 48 municipally-owned electric distribution systems and one county-owned system received their requirements through MEAG Power. MEAG Power serves these requirements from self-owned generation facilities, some of which are jointly-owned with Georgia Power, and purchases from other resources. MEAG Power also has a pseudo scheduling and services agreement with Georgia Power. Dalton serves its requirements from self-owned generation facilities, some of which are jointly-owned with Georgia Power, and through purchases from Southern Power through a service agreement. See PROPERTIES – "Electric – Jointly-Owned Facilities" in Item 2 herein and Note 5 to the financial statements under "Joint Ownership Agreements" in Item 8 herein for additional information.
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
Southern Company Gas
Southern Company Gas is engaged in the distribution of natural gas in four states through the natural gas distribution utilities. The natural gas distribution utilities construct, manage, and maintain intrastate natural gas pipelines and distribution facilities. Details of the natural gas distribution utilities at December 31, 2023 are as follows:

Utility	State	Number of customers	Approximate miles of pipe
		(in thousands)
Nicor Gas	Illinois	2,276	34.7
Atlanta Gas Light	Georgia	1,714	35.6
Virginia Natural Gas	Virginia	313	5.9
Chattanooga Gas	Tennessee	71	1.7
Total		4,374	77.9
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

    Table of Contents                                Index to Financial Statements
As of December 31, 2023, Alabama Power had cogeneration contracts in effect with seven industrial customers. Under the terms of these contracts, Alabama Power purchases excess energy generated by such companies. During 2023, Alabama Power purchased approximately 113 million KWHs from such companies. The related costs were immaterial.
As of December 31, 2023, Georgia Power had contracts in effect to purchase generation from 36 small IPPs. During 2023, Georgia Power purchased 5.9 billion KWHs from such companies at a cost of $303 million. Georgia Power also has PPAs for electricity with seven cogeneration facilities. Payments are subject to reductions for failure to meet minimum capacity output. During 2023, Georgia Power purchased 349 million KWHs at a cost of $31 million from these facilities.
As of December 31, 2023, Mississippi Power had a cogeneration agreement in effect with one of its industrial customers. Under the terms of this contract, Mississippi Power purchases any excess generation. During 2023, Mississippi Power did not make any such purchases.
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
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "General" and – RESULTS OF OPERATIONS – "Southern Company Gas" in Item 7 herein for information regarding trends in market demand for electricity and natural gas and the impact of seasonality on Southern Company Gas' business, respectively.
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
Alabama Power and Georgia Power are also subject to the provisions of the Federal Power Act or the earlier Federal Water Power Act applicable to licensees with respect to their hydroelectric developments. As of December 31, 2023, among the hydroelectric projects subject to licensing by the FERC are 14 existing Alabama Power generating stations having an aggregate installed capacity of 1.7 million KWs and 17 existing Georgia Power generating stations and one generating station partially owned by Georgia Power, with a combined aggregate installed capacity of 1.1 million KWs.
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
In 2021, Alabama Power filed an application with the FERC to relicense the Harris Dam project on the Tallapoosa River. The original Harris Dam project license expired on November 30, 2023 and, on December 13, 2023, the FERC issued an annual license for the continued operation of the Harris Dam project. The Harris Dam project will operate under annual licenses until a new long-term license is issued, which is expected by the first half of 2025.
In 2018, Georgia Power filed applications to surrender the Langdale and Riverview hydroelectric projects on the Chattahoochee River upon their license expirations on December 31, 2023. Although the projects are not operational, the closure of the projects is subject to the closure requirements to be enforced in accordance with future FERC surrender orders.
In 2021, Georgia Power filed an application with the FERC to relicense the Lloyd Shoals project on the Ocmulgee River. The current Lloyd Shoals project license expired on December 31, 2023. Subsequent to December 31, 2023, the FERC authorized Georgia Power to continue operation of the Lloyd Shoals project under the terms and conditions of the prior license until the issuance of a subsequent license.
Georgia Power and OPC also have a license, expiring in 2026, for the Rocky Mountain project, a pure pumped storage facility of 903,000 KW installed capacity. In 2021, OPC, as an agent for co-licensees of the project, filed a notice of intent with the FERC to relicense the project. An application to relicense the project is expected to be filed with the FERC by December 31, 2024. See PROPERTIES – "Electric – Jointly-Owned Facilities" in Item 2 herein for additional information.
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

    Table of Contents                                Index to Financial Statements
The NRC licenses for Georgia Power's Plant Hatch Units 1 and 2 expire in 2034 and 2038, respectively. Southern Nuclear has notified the NRC of its intent in the third quarter 2025 to seek to renew the plant's licenses for an additional 20 years (through 2054 and 2058 for Units 1 and 2, respectively). The NRC licenses for Alabama Power's Plant Farley Units 1 and 2 expire in 2037 and 2041, respectively. The NRC licenses for Plant Vogtle Units 1, 2, 3, and 4 expire in 2047, 2049, 2062, and 2063, respectively. See Note 2 to the financial statements under "Georgia Power – Nuclear Construction" in Item 8 herein for additional information on Plant Vogtle Units 3 and 4, including the projected in-service date for Unit 4.
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
Mississippi Power provides service under long-term contracts with rural electric cooperative associations and a municipality located in southeastern Mississippi under requirements cost-based electric tariffs, which are subject to regulation by the FERC. The contracts with these wholesale customers represented 14.0% of Mississippi Power's total operating revenues in 2023.
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

    Table of Contents                                Index to Financial Statements
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
Integrated Resource Planning
Each of the traditional electric operating companies continually evaluates its electric generating resources in order to ensure that it maintains a cost-effective and reliable mix of resources to meet the existing and future demand requirements of its customers. In addition, each year the Southern Company system engages in a scenario planning process, developing scenarios which look out over a 30-year horizon. In 2023, scenarios included a wide range of fuel prices, load growth, and CO2 prices starting between $0 and $50 per metric ton of CO2 emitted and escalating over the 30-year horizon. See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters" in Item 7 herein for a discussion of existing and potential environmental regulations that may impact the future generating resource needs of the traditional electric operating companies, as well as a discussion of the Southern Company system's continued generating fleet transition.
Alabama Power
Triennially, Alabama Power provides an IRP report to the Alabama PSC. This report overviews Alabama Power's resource planning process and contains information that serves as the foundation for certain decisions affecting Alabama Power's portfolio of supply-side and demand-side resources. The IRP report facilitates Alabama Power's ability to provide reliable and cost-effective electric service to customers, while accounting for the risks and uncertainties inherent in planning for resources sufficient to meet expected customer demand. Under State of Alabama law, a CCN must be obtained from the Alabama PSC before Alabama Power constructs any new generating facility, unless such construction is an ordinary extension of an existing system in the usual course of business. Alabama Power provided its most recent IRP to the Alabama PSC during 2022. See Note 2 to the financial statements under "Alabama Power – Rate CNP New Plant" in Item 8 herein for additional information.
Georgia Power
Triennially, Georgia Power must file an IRP with the Georgia PSC that specifies how it intends to meet the future electric service needs of its customers through a combination of demand-side and supply-side resources. The Georgia PSC, under state law, must certify any new demand-side or supply-side resources for Georgia Power to receive cost recovery. Once certified, the lesser of actual or certified construction costs and purchased power costs is recoverable through rates. Certified costs may be excluded from recovery only on the basis of fraud, concealment, failure to disclose a material fact, imprudence, or criminal misconduct. In July 2022, the Georgia PSC approved Georgia Power's 2022 IRP, as modified by a stipulated agreement among Georgia Power, the staff of the Georgia PSC, and certain intervenors and as further modified by the Georgia PSC. On October 27, 2023, Georgia Power filed an updated IRP (2023 IRP Update) with the Georgia PSC, which sets forth a plan to support the recent increase in the state of Georgia's projected energy needs since the 2022 IRP. Georgia Power expects the Georgia PSC to render a final decision on the 2023 IRP Update on April 16, 2024. The ultimate outcome of this matter cannot be determined at this time. See Note 2 to the financial statements under "Georgia Power – Integrated Resource Plans" and " – Rate Plans" in Item 8 herein for additional information. Also see Note 2 to the financial statements under "Georgia Power – Nuclear Construction" in Item 8 herein for additional information on the Georgia Nuclear Energy Financing Act and the Georgia PSC certification of Plant Vogtle Units 3 and 4, which have allowed Georgia Power to recover certain financing costs for construction of Plant Vogtle Units 3 and 4.
Mississippi Power
Triennially, Mississippi Power must file an IRP with the Mississippi PSC, as well as an update at approximately the mid-point of the three-year cycle. The IRP must include long-term plans to best meet the needs of electric utility customers through a combination of demand-side and supply-side resources and considering transmission needs. The IRP filing is not intended to supplant or replace the Mississippi PSC's existing regulatory processes for petition and approval of CPCNs for new generating resources. Mississippi Power's most recent IRP was filed in 2021 and the next IRP is expected to be filed in April 2024. Mississippi Power must also file an annual report on energy delivery improvements, the latest of which was filed in November 2023. See Note 2 to the financial statements under "Mississippi Power – Integrated Resource Plan" in Item 8 herein for additional information.

    Table of Contents                                Index to Financial Statements
Human Capital
Southern Company system management is committed to attracting, developing, and retaining a sustainable workforce and aims to foster a diverse, equitable, inclusive, and innovative culture. The Southern Company system's values – safety first, intentional inclusion, act with integrity, and superior performance – guide behavior. The Southern Company system had approximately 28,100 employees on its payroll at December 31, 2023 comprised of the following:

At December 31, 2023(*)
Alabama Power	6,200
Georgia Power	6,600
Mississippi Power	1,000
Southern Power	500
Southern Company Gas	4,800
SCS	4,200
Southern Nuclear	3,800
PowerSecure and other	1,000
Total Southern Company system	28,100
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
Southern Company system management supports employee resource groups, diversity councils, mentoring programs, and inclusion teams to provide formal networks of colleagues that can help promote belonging, improve employee retention, and support development. At December 31, 2023, people of color and women represented 30% and 25%, respectively, of the Southern Company system's workforce.
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
The Southern Company system supports the well-being of its employees through a comprehensive total rewards strategy with three measurable categories: physical, financial, and emotional well-being. The Southern Company system provides competitive salaries, annual incentive awards for nearly all employees, and health, welfare, and retirement benefits. The Southern Company system has a qualified defined benefit, trusteed pension plan and a qualified defined contribution, trusteed 401(k) plan which provides a competitive company matching contribution. Substantially all Southern Company system employees are eligible to participate in these plans. There are differences between the pension plan benefit formulas based on when and by which subsidiary an employee is hired. See Note 11 to the financial statements for additional information. At December 31, 2023, the average age of the Southern Company system employees was 44 and the average tenure with the Southern Company system was 14 years. Turnover rate, calculated as the percent of employees that terminated employment with the Southern Company system, including voluntary and involuntary terminations and retirements, divided by total employees, was 8.3%.
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
Southern Company system management believes the safety of employees and customers is paramount. The Southern Company system seeks to meet or exceed applicable laws and regulations while continually improving its safety technologies and processes. The Southern Company System Safety and Health Council, which includes leaders from each Registrant, works collectively across the Southern Company system to provide safety leadership, share learning, work collaboratively to address safety-related issues, and govern the consistency of safety programs. The safety programs are focused on the prevention and elimination of life-altering events, serious injuries, and fatalities. These programs include continuous process improvements to put critical controls in place to prevent serious injuries, promote learning, and implement appropriate corrective actions. In 2023, the Southern Company system had zero fatalities and a serious injury rate of 0.06, which represents the number of incidents per 100 employees (calculated by taking the number of serious injuries multiplied by 200,000 workhours and divided by the total employee workhours during the year). A serious injury is one that is life-threatening or life-changing (temporary or permanent) for the employee. Serious injury examples, as defined by applicable safety regulators, include fatalities, amputations, trauma to organs, certain bone fractures, certain soft tissue injuries, severe burns, and eye injuries.
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
At December 31, 2023, approximately 32% of Southern Company system employees were covered by agreements with unions, with agreements expiring between 2024 and 2029.

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
Laws and regulations govern the terms and conditions of the services the Southern Company system offers, protection of critical electric infrastructure assets, transmission planning, reliability, pipeline safety, interaction with wholesale markets and retail customers, and relationships with affiliates, among other matters. The Registrants' businesses are subject to regulatory regimes which could result in substantial monetary penalties if a Registrant is found to be noncompliant.
The profitability of the traditional electric operating companies' and the natural gas distribution utilities' businesses is largely dependent on their ability, through the rates that they are permitted to charge, to recover their costs and earn a reasonable rate of return on invested capital. The traditional electric operating companies and the natural gas distribution utilities seek to recover their costs, including a reasonable return on invested capital, through their retail rates, which must be approved by the applicable state PSC or other applicable state regulatory agency. Such regulators, in a future rate proceeding, may alter the timing or amount of certain costs for which recovery is allowed or modify the current authorized rate of return; rate refunds may also be required. The outcome of any such proceeding could be impacted by a variety of factors, including the level of opposition from intervenors, potential impacts to customers, and past or future changes in the political, regulatory, economic, or legislative environment. Additionally, the rates charged to wholesale customers by the traditional electric operating companies and Southern Power and the rates charged to natural gas transportation customers by Southern Company Gas' pipeline investments must be approved by the FERC. Changes to Southern Power's and the traditional electric operating companies' ability to conduct business pursuant to FERC market-based rate authority could affect wholesale rates. Also, while a small percentage of transmission costs are recovered through wholesale electric tariffs, the majority are recovered through retail rates. Transmission planning and the resulting grid improvements could be impacted by FERC policy changes as well as North American Electric Reliability Corporation planning standard changes.
The IRA, among other items, imposes a 15% corporate minimum tax on book income and is subject to the issuance of additional guidance by the U.S. Treasury Department and the IRS. Any rate recovery by the traditional electric operating companies or the natural gas distribution utilities will be determined pursuant to the regulatory processes of the FERC, state PSCs, or other applicable state regulatory agencies. There is no assurance, however, that such tax expense will be recoverable through the applicable regulatory process.
The impact of any future revision or changes in interpretations of existing regulations or the adoption of new laws and regulations applicable to Southern Company or any of its subsidiaries is uncertain. Changes in regulation, the imposition of additional regulations, changes in application of existing regulations and in enforcement practices of regulators, or penalties imposed for noncompliance with existing laws or regulations could influence the operating environment of the Southern Company system and may result in substantial costs.
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
The EPA has adopted and is implementing regulations governing air and GHG emissions under the Clean Air Act and water quality under the Clean Water Act. The EPA and certain states have also adopted and continue to propose regulations governing the disposal and management of CCR at power plant sites under the Resource Conservation and Recovery Act and applicable state laws. The cost estimates for AROs related to the disposal of CCR are based on information using various assumptions

    Table of Contents                                Index to Financial Statements
related to closure and post-closure costs, timing of future cash outlays, inflation and discount rates, and the potential compliance methods. The traditional electric operating companies will continue to periodically update their ARO cost estimates and those updates could be material.
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
Concern and activism about climate change continue to increase and, as a result, demand for energy conservation and sustainable assets could further increase. Additionally, costs associated with GHG legislation, regulation, and emission reduction goals could be significant and there is no assurance such costs would be fully recovered through regulated rates or PPAs.
The Southern Company system has processes for identifying, assessing, and responding to climate-related risks, including a scenario planning process that is used to inform resource planning decisions in the states in which the traditional electric operating companies operate. This process relies on information and assumptions from internal and external sources, which may or may not be accurate in predicting future outcomes.
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
The SEC has proposed new rules relating to the disclosure of climate-related matters. If the proposed rules, or similar rules, are enacted, the Registrants could incur increased costs to comply with these new rules and could face increased risk of litigation related to disclosures made pursuant to the rules.
Because natural gas is a fossil fuel with lower carbon content relative to other fossil fuels, future carbon constraints, including, but not limited to, the imposition of a carbon tax, may create additional demand for natural gas, both for production of electricity and direct use in homes and businesses. However, such demand may be tempered by legislation limiting the use of natural gas in certain circumstances, including use in new construction and certain household appliances. Additionally, efforts to electrify the transportation, building, and other sectors may result in higher electric demand and negatively impact natural gas demand. For example, Nicor Gas' regulator, the Illinois Commission, has ordered a "future of natural gas" proceeding to explore the recommendations involved with decarbonization of the gas distribution system in Illinois. In addition, future GHG constraints, including those related to methane emissions, designed to minimize emissions from natural gas could likewise result in increased costs to the Southern Company system and affect the demand for natural gas as well as the prices charged to customers and the competitive position of natural gas.
Southern Company has established an intermediate goal of a 50% reduction in GHG emissions from 2007 levels by 2030 and a long-term goal of net zero GHG emissions by 2050. Achievement of these goals is dependent on many factors, including natural gas prices and the pace and extent of development and deployment of low- to no-GHG energy technologies and negative carbon concepts. The strategy to achieve these goals also relies on continuing to pursue a diverse portfolio including

    Table of Contents                                Index to Financial Statements
low-carbon and carbon-free resources and energy efficiency resources; customer demand for carbon-free energy; continuing to transition the Southern Company system's generating fleet and making the necessary related investments in transmission and distribution systems; continuing research and development with a particular focus on technologies that lower GHG emissions, including methods of removing carbon from the atmosphere; and constructively engaging with policymakers, regulators, investors, customers, and other stakeholders to support outcomes leading to a net zero future. There can be no guarantee that the Southern Company system will achieve these goals.
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters – Environmental Laws and Regulations – Greenhouse Gases" in Item 7 herein for additional information.
OPERATIONAL RISKS
The financial performance of Southern Company and its subsidiaries may be adversely affected if the subsidiaries are unable to successfully operate their facilities or perform certain corporate functions.
The financial performance of Southern Company and its subsidiaries depends on the successful operation of the electric generation, transmission, and distribution facilities, natural gas distribution facilities, and distributed generation storage technologies and the successful performance of necessary corporate functions. There are many risks that could affect these matters, including operator error or failure of equipment or processes, accidents, operating limitations that may be imposed by environmental or other regulatory requirements or in connection with joint owner arrangements, labor disputes, physical attacks, fuel or material supply interruptions and/or shortages, transmission disruption or capacity constraints, including with respect to the Southern Company system's and third parties' transmission, storage, and transportation facilities, inability to maintain reliability consistent with customer expectations as the traditional electric operating companies and Southern Power transition their generating fleets in support of the Southern Company system's net zero goal, compliance with mandatory reliability standards, including mandatory cyber security standards, implementation of new technologies, technology system failures, cyber intrusions, environmental events, such as spills or releases, supply chain disruptions, inflation, and catastrophic events such as fires, earthquakes, explosions, floods, tornadoes, hurricanes and other storms, droughts, pandemic health events, wars, political unrest, or other similar occurrences.
Operation of nuclear facilities involves inherent risks, including environmental, safety, health, regulatory, natural disasters, cyber intrusions, physical attacks, and financial risks, that could result in fines or the closure of the nuclear units owned by Alabama Power or Georgia Power and which may present potential exposures in excess of insurance coverage.
Alabama Power owns, and contracts for the operation of, two nuclear units and Georgia Power holds undivided interests in, and contracts for the operation of, five existing nuclear units. The seven existing units are operated by Southern Nuclear and represented approximately 27% and 29% of the total KWHs generated by Alabama Power and Georgia Power, respectively, in the year ended December 31, 2023. In addition, Southern Nuclear, on behalf of Georgia Power and the other Vogtle Owners, is managing the construction and start-up of Plant Vogtle Unit 4. Nuclear facilities are subject to environmental, safety, health, operational, and financial risks such as: the potential harmful effects on the environment and human health and safety resulting from a release of radioactive materials; uncertainties with respect to the ability to dispose of spent nuclear fuel and the need for longer term on-site storage; uncertainties with respect to the technological and financial aspects of decommissioning nuclear plants at the end of licensed lives and the ability to maintain and anticipate adequate capital reserves for decommissioning; limitations on the amounts and types of insurance commercially available to cover losses that might arise in connection with nuclear operations; and significant capital expenditures relating to maintenance, operation, security, and repair of these facilities.
Damages, decommissioning, or other costs could exceed the amount of decommissioning trusts or external insurance coverage, including statutorily required nuclear incident insurance.
The NRC has broad authority under federal law to impose licensing and safety-related requirements for the operation of nuclear facilities. In the event of non-compliance, the NRC has the authority to impose fines and/or shut down any unit, depending upon its assessment of the severity of the situation, until compliance is achieved. NRC orders or regulations related to increased security measures and any future NRC safety requirements could require Alabama Power and Georgia Power to make substantial operating and capital expenditures at their nuclear plants. In addition, if a major nuclear incident were to occur, it could result in substantial costs to Alabama Power or Georgia Power and Southern Company. A major incident at a nuclear facility anywhere in the world could cause the NRC to require additional safety measures. Moreover, a major incident at any nuclear facility in the United States, including facilities owned and operated by third parties, could require Alabama Power and Georgia Power to make material contributory payments.
In addition, actual or potential threats of cyber intrusions or physical attacks could result in increased nuclear licensing or compliance costs.

    Table of Contents                                Index to Financial Statements
Generation, transmission, and distribution of electricity and transportation and storage of natural gas involve risks that may result in accidents and other operating risks and costs.
The Southern Company system's electric generation, transmission, and distribution and natural gas distribution and storage activities involve a variety of inherent hazards and operating risks, such as accidents, explosions, fires, mechanical problems, discharges or releases of toxic or hazardous substances or gases, and other environmental risks. These incidents could result in serious injury, loss of life, significant damage to property, environmental pollution, and disruption of the Southern Company system's operations. The location of electric generation, transmission, and distribution infrastructure and natural gas pipelines and underground natural gas storage facilities near populated areas could increase the level of damage and liability resulting from any incidents. Additionally, electric generation, transmission, and distribution infrastructure and natural gas pipelines and underground natural gas storage facilities are subject to various state and other regulatory requirements. Failure to comply with these requirements could result in substantial monetary penalties.
Physical attacks, both threatened and actual, could impact the ability of the Subsidiary Registrants to operate.
The Subsidiary Registrants face the risk of physical attacks, both threatened and actual, against their respective generation and storage facilities and the transmission and distribution infrastructure used to transport energy, which could negatively impact their ability to generate, transport, and deliver power, or otherwise operate their respective facilities, or, with respect to Southern Company Gas, its ability to distribute or store natural gas, or otherwise operate its facilities, in the most efficient manner or at all. Transmission and distribution infrastructure can be vulnerable to physical attack because it is often unmanned, widely dispersed, and located in isolated areas. The risk of physical attack may escalate during periods of heightened geopolitical tensions. In addition, physical attacks against third-party providers could have a similar effect on the Southern Company system.
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
The Subsidiary Registrants operate in highly regulated industries that require the continued operation of sophisticated technology systems and network infrastructure, which are part of interconnected systems. Because of the critical nature of the infrastructure and the technology systems' inherent vulnerability to disability or failures due to hacking, viruses, denial of service, ransomware, acts of war or terrorism, or other types of data security breaches, the Registrants face a heightened risk of cyberattack. Remote working arrangements also increase the Registrants' data security risks. Additionally, the Registrants' field workforces use mobile technology, which have fewer security measures than the Registrants' wired networks. Portions of the Registrants' system data, architecture, and other materials may also be disclosed, either intentionally or unintentionally, to third parties and the public by regulators, employees, contractors, and vendors. This system information may be used by malicious actors to understand the Registrants' systems to prepare for a cyberattack. In addition, unpatched software or network vulnerabilities, including those resulting from the use of end-of-life operating systems, could be leveraged by an attacker.
Cyber actors, including those associated with foreign governments, have attacked and threatened to attack energy infrastructure. Various regulators have increasingly stressed that these attacks, including ransomware attacks, and attacks targeting utility systems and other critical infrastructure, are increasing in sophistication, magnitude, and frequency. In particular, certain actors, such as nation-state and state-sponsored actors, can deploy significant resources and employ sophisticated methods to plan and carry out attacks. Risk of these attacks may escalate during periods of heightened geopolitical tensions, such as those caused by the war in Ukraine and conflicts in the Middle East.
The Registrants and their third-party vendors have been subject, and will likely continue to be subject, to attempts to gain unauthorized access to their technology systems and confidential data or to attempts to disrupt utility and related business operations. While there have been immaterial incidents of phishing, unauthorized access to technology systems, financial fraud, and disruption of remote access across the Southern Company system, there has been no material impact on business or operations from these attacks. However, the Registrants cannot guarantee that security efforts will have the maturity to detect or prevent breaches, operational incidents, or other breakdowns of technology systems and network infrastructure. This is especially true in the event the Registrants are targeted by a sophisticated attacker with significant resources, such as a nation-state or state-sponsored actor. Further, the Registrants do not have security visibility into all operational technology communications and processes, do not maintain completely exhaustive inventories of assets and applications, and do not centrally manage or monitor all technologies, applications, and environments, which could negatively affect preparation for, investigation of, or response to an information security incident. Accordingly, the Registrants cannot provide any assurance that information security incidents will not have a material adverse effect in the future.

    Table of Contents                                Index to Financial Statements
In addition, in the ordinary course of business, Southern Company and its subsidiaries collect and retain sensitive information, including personally identifiable information about customers, employees, and stockholders, and other confidential information. In some cases, administration of certain functions may be outsourced to third-party service providers. Malicious actors may target these providers to disrupt the services they provide to the Registrants, or to use those third parties to attack the Registrants. The Registrants do not fully assess the security maturity of all third-party service providers and such third-party service providers could fail to establish adequate risk management and information security measures with respect to their systems and/or could fail to timely notify the Registrants of an information security incident.
Internal or external cyberattacks may have wide-reaching impacts due to incomplete segmentation among network assets and/or reliance of segmented networks on a disrupted network, inhibit the affected Registrant's ability to fulfill critical business functions, including energy delivery service failures, compromise sensitive and other data, violate privacy laws, and lead to customer dissatisfaction. Any cyber breach or theft, damage, or improper disclosure of sensitive electronic data may also subject the affected Registrant to penalties and claims from regulators or other third parties. Insurance may not be adequate to cover any associated losses. Additionally, the cost and operational consequences of implementing, maintaining, and enhancing system protection measures are significant, and they could materially increase to address ever changing intense, complex, and sophisticated cyber risks.
The Southern Company system may not be able to obtain adequate natural gas, fuel supplies, and other resources required to operate the traditional electric operating companies' and Southern Power's electric generating plants or serve Southern Company Gas' natural gas customers.
SCS, on behalf of the traditional electric operating companies and Southern Power, purchases fuel for the Southern Company system's generation fleet from a diverse set of suppliers. Southern Company Gas' primary business is the distribution of natural gas through the natural gas distribution utilities. Natural gas is delivered daily from different regions of the country. This daily supply is complemented by natural gas supplies stored in both company-owned and third party storage locations. To deliver this daily supply and stored natural gas, the Southern Company system has firm transportation capacity contracted with third party interstate pipelines. Disruption in the supply and/or delivery of fuel as a result of matters such as transportation delays, weather, labor relations, natural disasters, cyber or physical attacks, other force majeure events, or environmental regulations affecting fuel suppliers could limit the ability of the traditional electric operating companies and Southern Power to operate certain facilities, which could result in higher fuel and operating costs, and the ability of Southern Company Gas to serve its natural gas customers.
The traditional electric operating companies are also dependent on coal, and related coal supply contracts, for a portion of their electric generating capacity. The counterparties to coal supply contracts may not fulfill their obligations to supply coal because of financial or technical problems. In addition, the suppliers and/or railroads may be delayed in supplying or delivering or may not be required to supply or deliver coal under certain circumstances, such as in the event of a natural disaster. If the traditional electric operating companies are unable to obtain their contracted coal requirements, they may be required to purchase additional coal at higher prices or limit coal generation, and these increased costs may not be recoverable through rates if deemed to be imprudently incurred. Coal deliveries continued to be delayed early in 2023, which has largely been attributed to labor shortages in the railroad industry. Service levels improved over the course of 2023 and deliveries returned to normal levels by the end of 2023. As coal-fired generating facilities are retired, the demand for coal is expected to continue to decline. As a result, railroads may commit fewer resources to coal transportation, which could increase these risks.
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
Most of Southern Power's generating capacity has been sold to purchasers under PPAs with Southern Power's top three customers comprising approximately 19% of Southern Power's total revenues for the year ended December 31, 2023. The traditional electric operating companies have entered into PPAs with non-affiliated parties for the sale of generating capacity.

    Table of Contents                                Index to Financial Statements
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
Additionally, neither Southern Power nor any traditional electric operating company can predict whether the PPAs will be renewed at the end of their respective terms or on what terms any renewals may be made. If a Registrant is unable to replace expiring PPAs with an acceptable new revenue contract, it may be required to sell the power produced by the facility at wholesale prices and be exposed to market fluctuations and risks, or the affected site may temporarily or permanently cease operations. The failure to satisfy minimum operational or availability requirements under these PPAs, including PPAs related to projects under construction, could result in payment of damages or termination of the PPAs.
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
If new technologies become cost competitive and achieve sufficient scale, the market share of the Subsidiary Registrants could be eroded, and the value of their respective electric generating facilities or natural gas distribution facilities could be reduced. Additionally, these technology and customer-induced changes to the Subsidiary Registrants' business models could change the risk profile of the Southern Company system's historical capital investments. Southern Company Gas' market share could be reduced if Southern Company Gas cannot remain price competitive in its unregulated markets.
The Subsidiary Registrants are subject to workforce factors that could affect operations.
The Southern Company system must attract, train, and retain a workforce to meet current and future needs. Events such as an aging workforce without appropriate replacements, increased cost or reduced supply of labor, mismatch of skill sets to future needs, or unavailability of contract resources may lead to operating challenges such as lack of resources, loss of knowledge, and a lengthy time period associated with skill development, including workforce needs associated with construction projects and ongoing operations. The Southern Company system may be subject to continuing workforce trends occurring in the United States triggered by decisions of employees to leave the workforce and/or their employer in higher rates during recent years as compared to prior years and challenges competing with other employers offering more flexible or fully-remote work options. The Southern Company system's costs, including costs for contractors to replace employees, productivity costs, and safety costs, may rise. The Southern Company system is also subject to risks associated with the failure to adequately manage contract resources. In addition, the failure to hire and adequately obtain replacement employees, including the ability to transfer significant internal historical knowledge and expertise to the new employees, or the future availability and cost of contract labor may adversely affect Southern Company and its subsidiaries' ability to manage and operate their businesses.

    Table of Contents                                Index to Financial Statements
Supply chain disruptions and inflation could negatively impact operations.
The Southern Company system's operations and business plans depend on the global supply chain to procure equipment, materials, and other resources. The delivery of components, materials, equipment, and other resources that are critical to the Southern Company system's operations has been impacted by domestic and global supply chain disruptions. Future pandemic health events or continued international tensions, including the ramifications of regional conflicts, such as those in Ukraine and the Middle East, could further exacerbate global supply chain disruptions. These disruptions and shortages could adversely impact business operations. The constraints in the supply chain also could restrict availability and delay construction, maintenance, or repair of items needed to support normal operations or to continue planned capital investments.
Supply chain disruptions have contributed to higher prices of components, materials, equipment, and other needed commodities, and these inflationary increases may continue. Further inflation, a continued elevated interest rate environment, or other economic factors may negatively affect operations and the timely recovery of costs.
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
Completion of these types of projects without delays or significant cost overruns is subject to substantial risks that have occurred or may occur, including labor costs, availability, and productivity; challenges with the management of contractors or vendors; subcontractor performance; adverse weather conditions; shortages, delays, increased costs, or inconsistent quality of equipment, materials, and labor; contractor or supplier delay; the impacts of inflation; delays due to judicial or regulatory action; nonperformance under construction, operating, or other agreements; operational readiness, including specialized operator training and required site safety programs; engineering or design problems or any remediation related thereto; design and other licensing-based compliance matters; challenges with start-up activities, including major equipment failure, or system integration; and/or operational performance; challenges related to pandemic health events; continued public and policymaker support for projects; environmental and geological conditions; delays or increased costs to interconnect facilities to transmission grids; and increased financing costs as a result of changes in interest rates or as a result of project delays.
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
In addition, partnership and joint ownership agreements may provide partners or co-owners with certain decision-making authority in connection with projects under construction, including the right to cause the cancellation of a construction project under certain circumstances. Any failure by a partner or co-owner to perform its obligations under the applicable agreements could have a material negative impact on the applicable project under construction. Southern Power participates in partnership agreements with respect to a majority of its renewable energy projects and Georgia Power jointly owns Plant Vogtle Unit 4 with other co-owners. See Note 5 to the financial statements under "Joint Ownership Agreements" in Item 8 herein for additional information regarding other jointly-owned facilities.
If construction projects are not completed according to specification, a Registrant may incur liabilities and suffer reduced plant efficiency, higher operating costs, and reduced net income. Furthermore, construction delays associated with renewable projects could result in the loss of otherwise available tax credits and incentives.
Even if a construction project (including a joint venture construction project) is completed, the total costs may be higher than estimated or deemed imprudent and may be disallowed or otherwise not recoverable through regulated rates, if applicable. In

    Table of Contents                                Index to Financial Statements
addition, construction delays and contractor performance shortfalls can result in the loss of revenues. The largest construction project currently underway in the Southern Company system is Plant Vogtle Unit 4. Southern Company and Georgia Power recorded cumulative pre-tax charges to income of $3.2 billion ($2.4 billion after tax) through December 31, 2023 to reflect Georgia Power's revised estimate to complete construction and start-up of Plant Vogtle Units 3 and 4. See Note 2 to the financial statements under "Georgia Power – Nuclear Construction" in Item 8 herein for information regarding Plant Vogtle Units 3 and 4.
Once facilities become operational, ongoing capital expenditures are required to maintain safe and reliable levels of operation. Significant portions of the traditional electric operating companies' existing facilities were constructed many years ago. Older equipment, even if maintained in accordance with good engineering practices, may require significant expenditures to maintain efficiency, to comply with environmental requirements, to provide safe and reliable operations, and/or to meet related retirement obligations.
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
Southern Power and the traditional electric operating companies purchase natural gas as a fuel source for their power generation needs and the natural gas distribution utilities purchase natural gas for sale to their customers. Accordingly, the price of natural gas affects, among other things, Southern Power's and the traditional electric operating companies' costs of generation and the natural gas distribution utilities' cost of natural gas. Natural gas remains a volatile commodity. Slight supply and demand imbalances can quickly result in significant price moves both up and down. These price movements may be short-lived, but the impacts can be pronounced. Natural gas supplies, primarily from the Permian and Haynesville regions, have continued to grow; however, this growth has been accompanied by LNG export growth. Forward curves project prices will remain in the range of mid-to high- $3 per mmBtu, approaching $4 per mmBtu, through 2030; however, short-term price volatility is expected and future prices could be materially impacted by various factors, including unexpected geopolitical events as well as government policies related to natural gas infrastructure development, production, and exports.
The traditional electric operating companies and Southern Company Gas from time to time have experienced and may continue to experience underrecovered fuel and purchased power and/or purchased gas cost balances. While the traditional electric operating companies and Southern Company Gas are generally authorized to recover fuel and purchased power and/or purchased gas costs through cost recovery clauses, recovery may be delayed or may be denied if costs are deemed to be imprudently incurred.
The Registrants are subject to risks associated with a changing economic environment, customer behaviors, including increased energy conservation, and adoption patterns of technologies by the customers of the Subsidiary Registrants.
The consumption and use of energy are linked to economic activity. This relationship is affected over time by changes in the economy, customer behaviors, and technologies. An economic downturn could be caused by a variety of factors, including wars, geopolitical instability, acts of terrorism, political or financial crises, pandemic health events, or cyclical economic factors. Any economic downturn could negatively impact customer growth and usage per customer. Additionally, any economic downturn or disruption of financial markets, both nationally and internationally, could negatively affect the financial stability of customers and counterparties of the Subsidiary Registrants.
Outside of economic disruptions, changes in customer behaviors in response to energy efficiency programs, changing conditions and preferences, legislation, or changes in the adoption of technologies could affect the relationship of economic activity to the consumption of energy. For example, some jurisdictions in the United States have banned the use of natural gas in new construction.
Both federal and state programs exist to influence how customers use energy, and several of the traditional electric operating companies and natural gas distribution utilities have state PSC or other applicable state regulatory agency mandates to promote energy efficiency.
Customers could also voluntarily reduce their consumption of energy in response to decreases in their disposable income, increases in energy prices, or individual conservation efforts.

    Table of Contents                                Index to Financial Statements
In addition, the adoption of technology by customers can have both positive and negative impacts on sales. Many new technologies utilize less energy than in the past. However, electric and natural gas technologies such as electric and natural gas vehicles can create additional demand. The Southern Company system seeks to incorporate the effects of changes in customer behavior, state and federal programs, state PSC or other applicable state regulatory agency mandates, and technology, but the Southern Company system's planning processes may not accurately estimate and incorporate these effects.
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
Volatile or significant weather events could result in substantial damage to the transmission and distribution lines of the traditional electric operating companies, the generating facilities of the traditional electric operating companies and Southern Power, and the natural gas distribution and underground storage facilities of Southern Company Gas, which is likely to negatively impact revenue. The Subsidiary Registrants have significant investments in the Atlantic and Gulf Coast regions and Southern Power and Southern Company Gas have investments in various states that could be subject to severe weather and natural disasters, including hurricanes and wildfires. Further, severe drought conditions can reduce the availability of water and restrict or prevent the operation of certain generating facilities. These volatile weather events may result in unexpected increases in customer load, requiring procurement of additional power at wholesale prices, or create other grid reliability issues.
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
These transactions also involve risks, including that they may not result in an increase in income or provide adequate or expected cash flows or return on capital or other anticipated benefits; they may result in Southern Company or its subsidiaries entering into new or additional lines of business, which may have new or different business or operational risks; they may not be successfully integrated into the acquiring company's operations, internal control processes, and/or accounting systems; the due diligence conducted prior to a transaction may not uncover situations that could result in financial or legal exposure or may not appropriately evaluate the likelihood or quantify the exposure from identified risks; they may result in impairment or decreased earnings, revenues, or cash flow; they may result in credit rating downgrades for Southern Company or its subsidiaries; they may involve retained obligations in connection with transitional agreements or deferred payments related to dispositions that subject Southern Company or its subsidiaries to additional risk; Southern Company or the applicable subsidiary may not be able to achieve the expected financial benefits from the use of funds generated by any dispositions; expected benefits of a transaction may be dependent on the cooperation, performance, or credit risk of a counterparty; minority investments in growth companies may not result in a positive return on investment; or, for the traditional electric operating

    Table of Contents                                Index to Financial Statements
companies and Southern Company Gas, costs associated with such investments that were expected to be recovered through regulated rates may not be recoverable.
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
There are numerous factors that rating agencies evaluate to determine credit ratings for the Registrants, Southern Company Gas Capital, and Nicor Gas, including capital structure, regulatory environment, the ability to cover liquidity requirements, other commitments for capital, and certain other controllable and uncontrollable events. The Registrants, Southern Company Gas Capital, and Nicor Gas could experience a downgrade in their ratings if any rating agency concludes that the level of business or financial risk of the industry or the applicable company has deteriorated. Changes in ratings methodologies by the agencies could also have a negative impact on credit ratings. If one or more rating agencies downgrade any Registrant, Southern Company Gas Capital, or Nicor Gas, borrowing costs likely would increase, including potential automatic increases in interest rates or fees under applicable term loans and credit facilities, the pool of investors and funding sources would likely decrease, and, particularly for any downgrade to below investment grade, significant collateral requirements may be triggered in a number of contracts. Any credit rating downgrades could require altering the mix of debt financing currently used and could require the issuance of secured indebtedness and/or indebtedness with additional restrictive covenants binding the applicable company.
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
The traditional electric operating companies are currently obligated to supply power to retail customers, as well as wholesale customers under long-term PPAs. Southern Power is currently obligated to supply power to wholesale customers under long-term PPAs. At peak times, the demand for power required to meet this obligation could exceed the Southern Company system's available generation capacity. Market or competitive forces may require that the traditional electric operating companies purchase capacity in the open market or build additional generation and transmission facilities and that Southern Power purchase energy or capacity in the open market. Because regulators may not permit the traditional electric operating companies

    Table of Contents                                Index to Financial Statements
to pass all of these purchase or construction costs on to their customers, the traditional electric operating companies may not be able to recover some or all of these costs or may have exposure to regulatory lag associated with the time between the incurrence of costs of purchased or constructed capacity and the traditional electric operating companies' recovery in customers' rates. Under Southern Power's long-term fixed price PPAs, Southern Power may not be able to recover all of these costs.
The businesses of the Registrants and Nicor Gas are dependent on their ability to successfully access capital through capital markets and financial institutions.
The Registrants and Nicor Gas rely on access to both short-term and longer-term capital markets as a significant source of liquidity to meet capital requirements not satisfied by the cash flow from their respective operations. If any of the Registrants or Nicor Gas is not able to access capital at competitive rates or on favorable terms, its ability to implement its business plan will be limited due to weakened capacity to fund capital investments or acquisitions that it may otherwise rely on to achieve future earnings and cash flows. In addition, the Registrants and Nicor Gas rely on committed credit facilities as back-up liquidity for access to low cost money markets. Certain market disruptions, whether in the United States or globally, including an economic downturn or uncertainty, continued increases in interest rates, bankruptcy or financial distress at an unrelated utility company, financial institution, or sovereign entity, capital markets volatility and disruption, either nationally or internationally, changes in tax policy, volatility in market prices for electricity and natural gas, actual or threatened cyber or physical attacks on facilities within the Southern Company system or owned by unrelated utility companies, future impacts of pandemic health events, geopolitical instability, war or threat of war, or the overall health of the utility and financial institution industries, may increase the cost of borrowing or adversely affect the ability to raise capital through the issuance of securities or other borrowing arrangements or the ability to secure committed bank lending agreements used as back-up sources of capital. Furthermore, some financial institutions may be limited in their ability to provide capital to the Registrants as a result of such financial institution's investment criteria, including criteria related to GHG.
If sources of capital for the Registrants or Nicor Gas are reduced, capital costs could increase materially.
Failure to comply with debt covenants or conditions could adversely affect the ability of the Registrants, SEGCO, Southern Company Gas Capital, or Nicor Gas to execute future borrowings.
The debt and credit agreements of the Registrants, SEGCO, Southern Company Gas Capital, and Nicor Gas contain various financial and other covenants. Georgia Power's loan guarantee agreement with the DOE contains additional covenants, events of default, and mandatory prepayment events relating to the ongoing operation and/or construction of Plant Vogtle Units 3 and 4. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements.
Volatility in the securities markets, interest rates, and other factors could substantially increase defined benefit pension and other postretirement plan costs and affect the funding available for nuclear decommissioning.
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
Southern Company and its subsidiaries use derivative instruments, such as swaps, options, futures, and forwards, to manage their commodity and interest rate exposures and, to a lesser extent, manage weather and foreign currency exchange rate exposure and engage in limited trading activities. The Registrants could recognize financial losses as a result of volatility in the market values of these contracts or if a counterparty fails to perform. These risks are managed through risk management policies, limits, and procedures, which might not work as planned and cannot entirely eliminate the risks associated with these activities. In addition, derivative contracts entered into for hedging purposes might not offset the underlying exposure being hedged as expected, resulting in financial losses. In the absence of actively quoted market prices and pricing information from external sources, the valuation of these financial instruments can involve management's judgment or use of estimates. The factors used in the valuation of these instruments become more difficult to predict and the calculations become less reliable further into the future. As a result, changes in the underlying assumptions or use of alternative valuation methods could affect the reported fair value of these contracts.
See Notes 13 and 14 to the financial statements in Item 8 herein for additional information.
Future impairments of goodwill or long-lived assets could have a material adverse effect on the Registrants' results of operations.
Goodwill is not amortized, but is evaluated for impairment at least annually or more frequently if impairment indicators are present that would more likely than not reduce the fair value of a reporting unit below its carrying amount and long-lived assets are tested for impairment whenever events or circumstances indicate that an asset group's carrying amount may not be recoverable. At December 31, 2023, goodwill was $5.2 billion and $5.0 billion for Southern Company and Southern Company Gas, respectively.
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
Item 1B.UNRESOLVED STAFF COMMENTS.
None.
Item 1C.CYBERSECURITY.
Cybersecurity is a critical component of Southern Company's risk management program. The Southern Company system has implemented a cybersecurity program to assess, identify, and manage risks from cybersecurity threats that may result in material adverse effects on the Southern Company system's ability to fulfill critical business functions, including energy delivery service failures, and on the confidentiality, integrity, and availability of the Southern Company system's information systems.
Governance and Oversight of Cybersecurity Risk
Board of Directors
The Southern Company Board of Directors (Board), along with certain committees (primarily the Audit Committee of the Board) oversees the Southern Company system's enterprise risk management process. The Board devotes significant time and attention to overseeing cybersecurity risk, and the Southern Company system's approach to cybersecurity governance establishes oversight throughout the enterprise. The Board has delegated the primary responsibility to oversee cybersecurity matters to the Business Security and Resiliency Committee (BSRC) of the Board. Having a committee like the BSRC, focused on and dedicated to security, is a strong governance practice. Comprised solely of independent members of the Board, the BSRC is charged with oversight of risks related to cybersecurity, physical security, and operational resiliency. The BSRC

    Table of Contents                                Index to Financial Statements
includes directors with an understanding of cyber issues. The BSRC meets at every regular Board meeting and when needed in the event of a specific threat or emerging issue. The Chair of the BSRC regularly reports to the Board in connection with key matters the BSRC considered. The BSRC routinely receives presentations on a range of topics, including the threat environment and vulnerabilities and risks, policies, practices, technology trends, and regulatory developments, from the Chief Information Security Officer (CISO) and the legal organization and, as needed, the Chief Information Officer (CIO). The CISO reports to the BSRC at each regular committee meeting. Protocols have been established by which certain cybersecurity incidents are escalated internally and, where appropriate, reported to the BSRC, and ongoing updates regarding any such incident are provided until it has been resolved. See "Incident Response" herein.
Management
The Southern Company system has implemented a cross-functional, risk-based, "defense-in-depth" approach to preventing, detecting, identifying, mitigating, responding to, and recovering from cybersecurity threats and incidents, while also implementing controls and procedures that provide for the prompt escalation of certain cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by management in a timely manner. Overall network efforts are led by the CISO and the Technology Security Organization (TSO), the organization responsible for implementing, monitoring, and maintaining cybersecurity practices across the Southern Company system, and aided by the Executive Vice President of Operations and the Energy Management System and Generation organization. The CISO meets regularly with the CIO and the Chief Executive Officer and reports regularly to committees of the Board to discuss risk management measures implemented to identify and mitigate data protection and cybersecurity risks. Security and resiliency are emphasized through business assurance, enterprise risk management, and incident response plans designed to identify, evaluate, and remediate incidents when they occur. Among other things, the Cybersecurity Incident Response Plan (CIRP) establishes a team comprised of the CISO, the Deputy CISO, the Director of the Digital Defense Center, and members of the legal and compliance organizations to evaluate emerging cyber threats and escalate to executive management and business units as appropriate. Plans, policies, and technologies are regularly updated and training exercises and crisis management preparedness activities are conducted to test effectiveness.
The CISO works closely with the legal and compliance organizations, as well as the relevant business units, to help ensure broad oversight of and compliance with legal, regulatory, and contractual cybersecurity requirements. The CISO has extensive cybersecurity knowledge and skills gained from over 30 years of work experience within the Southern Company system. The CISO receives reports on cybersecurity threats from a variety of sources both internally and externally on an ongoing basis and regularly reviews risk management measures implemented to identify and mitigate cybersecurity risks. Briefings to the Board on cybersecurity matters include annual briefings to the Audit Committee and the Operations, Environmental, and Safety Committee in addition to briefings to the BSRC at each of its regular meetings (at least five times annually).
Internal Cybersecurity Team
The TSO, led by the CISO, is responsible for the implementation, monitoring, and maintenance of the cybersecurity and data protection practices across the Southern Company system. The Southern Company system also relies on a Data Privacy and Protection team in the compliance organization, as well as the internal audit organization, to work with the TSO on data protection policies and practices. Multiple experienced information security leaders with internal and external security experience responsible for various parts of the business report to the CISO, each of whom is supported by a team of trained cybersecurity professionals. In addition to these internal cybersecurity capabilities, external auditors and security companies are regularly engaged to assist with assessing, testing, identifying, and managing cybersecurity, including through penetration testing, vulnerability testing, and other technical evaluations.
Risk Management and Strategy
Although many of the networks are segmented, overall network security is a centralized shared service across the Southern Company system, led by the TSO and the CISO. Recognizing that no single technology, process, or business control can effectively prevent or mitigate all risks related to cyber threats, multiple technologies, processes, and controls, all working independently but as part of a cohesive strategy, are employed to reduce risk. Southern Company system exposure and defenses are regularly tested through auditing, penetration testing, vulnerability testing, and other exercises designed to assess effectiveness.
The Southern Company system emphasizes both security and resiliency through business assurance and incident response plans designed to identify, evaluate, and remediate incidents when they occur. A 24/7 security operations center is also utilized, which facilitates real-time situational awareness across the cyber-threat environment, and a robust insider threat protection program that leverages cross-function information sharing to assess insider threat activity is employed. The Southern Company system regularly reviews and updates its plans, policies, and technologies and conducts regular training exercises and crisis management preparedness activities to test their effectiveness. In addition, a security awareness program for the Southern

    Table of Contents                                Index to Financial Statements
Company system's employees has also been implemented, which is designed to educate and train employees at least annually, or more often as needed, about risks inherent to human interaction with information and operational technology.
The Southern Company system's cybersecurity program is increasingly leveraging intelligence-sharing capabilities about emerging threats within the energy industry, across other industries, with specialized vendors, and through public-private partnerships with U.S. government intelligence agencies. By engaging with both the Electricity Information Sharing and Analysis Center and the Downstream Natural Gas Information Sharing and Analysis Center, the Southern Company system benefits from quality analysis and rapid sharing of security information across the energy sector. Such intelligence helps to allow for better detection and prevention of emerging cyber threats before they materialize. Just as it tests its policies and plans internally, the Southern Company system also engages in external exercises such as the bi-annual GridEx Security Exercise to evaluate and address the preparedness of the industry as a whole.
Many cybersecurity policies and standards across the Southern Company system are governed by multiple regulatory requirements. Portions of these policies and standards are audited by the FERC, the Transportation Security Administration, and the NRC, as appropriate, and are periodically evaluated by third parties such as cybersecurity insurance carriers. Certain members of senior management have high-level security clearances to facilitate access to critical information, and the Southern Company system participates in pilot programs with industry and the U.S. government to share additional information and strengthen cybersecurity and business resiliency.
The Southern Company system also employs systems and processes designed to oversee, identify, and reduce the potential impact of a security incident at a third-party vendor, service provider, or customer or otherwise implicating the third-party technology and systems used. Among other things, the Southern Company system has established a Vendor Security Incident Working Group to address such third-party security incidents, including following up with the third party as appropriate and taking steps to mitigate any impact to systems. The Vendor Security Incident Working Group includes members of the internal cybersecurity teams to address any incidents that may invoke the CIRP. Additionally, the Southern Company system typically imposes contractual obligations on vendors and other third-party business partners related to privacy, confidentiality, and data security based on their access to the Southern Company system's data and systems. The Southern Company system also maintains insurance coverage for cyber incidents; the scope of coverage and fitness of coverage is evaluated each year.
Incident Response
The Southern Company system has adopted a CIRP that applies in the event of certain cybersecurity threats or incidents to provide a standardized guide for responding to security incidents. The CIRP sets out a coordinated approach to investigating, containing, documenting, and mitigating incidents, including reporting findings and keeping senior management and other key stakeholders informed and involved as appropriate. In general, the incident response process follows the National Institute of Standards and Technology guidance and focuses on four phases: preparation; detection and analysis; containment, eradication, and recovery; and post-incident remediation. The CIRP is reviewed periodically to help ensure its applicability to any changing needs or circumstances and to provide users a tactical tool to effectively respond to incidents. The CIRP applies to all Southern Company system personnel (including third-party contractors, vendors, and partners) that perform functions or services requiring access to secure Southern Company system information and to all devices and network services that are owned or managed by the Southern Company system. A full tabletop exercise is performed at least annually, including stakeholders from business units beyond technology security, such as power delivery, legal, compliance, risk management, and corporate communications. In addition, the Southern Company system participates in sector-level and cross-sector exercises led by industry or the U.S. government. In the event of an incident, the technology security organization, the legal organization, and other stakeholders frequently review lessons learned after an incident has been remediated.
Material Cybersecurity Risks, Threats, and Incidents
Due to evolving cybersecurity threats, it has and will continue to be difficult to prevent, detect, mitigate, and remediate cybersecurity incidents. Risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected the Southern Company system, including its business strategy, results of operations, or financial condition. While the Southern Company system has not experienced any material cybersecurity incidents, there can be no guarantee that it will not be the subject of future successful attacks, threats, or incidents. Additional information on cybersecurity risks can be found in Item 1A "Risk Factors" of this Form 10-K which should be read in conjunction with the foregoing information.

    Table of Contents                                Index to Financial Statements
Item 2. PROPERTIES
Electric
At December 31, 2023, the traditional electric operating companies, Southern Power, and SEGCO owned and/or operated the generating facilities listed in the table below. The traditional electric operating companies have certain jointly-owned generating stations. For these facilities, the nameplate capacity shown represents the Registrant's portion of total plant capacity, with ownership percentages provided if less than 100%. See "Jointly-Owned Facilities" and "Titles to Property" herein and Note 5 to the financial statements under "Joint Ownership Agreements" in Item 8 herein for additional information.

Company/Facility Type(a)/Facility Name/ Ownership Percentage	Location	Nameplate Capacity (KWs)
Alabama Power
Coal
Barry Unit 5	Mobile, AL	700,000
Gaston Unit 5	Wilsonville, AL	880,000
Miller (95.92%)	Birmingham, AL	2,532,288
Total Coal		4,112,288
Natural Gas
Combined Cycle:
Barry Units 6 through 8	Mobile, AL	1,706,424
Central Alabama Generating Station	Autauga County, AL	885,000
Combustion Turbine:
Calhoun Generating Station	Calhoun County, AL	748,000
Greene County	Demopolis, AL	720,000
Steam:
Barry Units 1, 2, and 4	Mobile, AL	600,000
Greene County Units 1 and 2 (60%)	Demopolis, AL	300,000
Total Natural Gas		4,959,424
Nuclear
Farley	Dothan, AL	1,720,000
Hydro
Bankhead	Holt, AL	53,985
Bouldin	Wetumpka, AL	225,000
Harris	Wedowee, AL	132,000
Henry	Ohatchee, AL	72,900
Holt	Holt, AL	46,944
Jordan	Wetumpka, AL	100,000
Lay	Clanton, AL	177,000
Lewis Smith	Jasper, AL	157,500
Logan Martin	Vincent, AL	135,000
Martin	Dadeville, AL	182,000
Mitchell	Verbena, AL	170,000
Thurlow	Tallassee, AL	81,000
Weiss	Leesburg, AL	87,750
Yates	Tallassee, AL	47,000
Total Hydro		1,668,079

    Table of Contents                                Index to Financial Statements

Company/Facility Type(a)/Facility Name/ Ownership Percentage	Location	Nameplate Capacity (KWs)
Cogeneration
Lowndes County	Burkeville, AL	104,800
Theodore	Theodore, AL	236,418
Washington County	Washington County, AL	123,428
Total Cogeneration		464,646
Solar
Anniston Army Depot	Dale County, AL	7,380
Fort Rucker	Calhoun County, AL	10,560
Total Solar		17,940

Total Alabama Power Generating Capacity		12,942,377

Georgia Power
Natural Gas
Combined Cycle:
McDonough-Atkinson Units 4 through 6	Atlanta, GA	2,520,000
McIntosh Units 10 and 11	Effingham County, GA	1,318,920
Combustion Turbine:
McDonough Unit 3	Atlanta, GA	78,800
McIntosh Units 1 through 8	Effingham County, GA	640,000
McManus	Brunswick, GA	481,700
Robins	Warner Robins, GA	158,400
Wilson	Augusta, GA	354,100
Steam:
Yates	Newnan, GA	700,000
Total Natural Gas		6,251,920
Coal
Bowen	Cartersville, GA	3,160,000
Scherer (8.4% of Units 1 and 2 and 75% of Unit 3)	Macon, GA	750,924
Total Coal		3,910,924
Nuclear
Hatch (50.1%)	Baxley, GA	899,612
Vogtle Units 1 through 3 (45.7%)	Augusta, GA	1,613,667
Total Nuclear		2,513,279
Hydro
Bartletts Ferry	Columbus, GA	173,000
Burton	Clayton, GA	8,100
Flint River	Albany, GA	5,400
Goat Rock	Columbus, GA	40,500
Lloyd Shoals	Jackson, GA	18,000
Morgan Falls	Atlanta, GA	16,800
Nacoochee	Lakemont, GA	4,800
North Highlands	Columbus, GA	29,600
Oliver Dam	Columbus, GA	60,000
Rocky Mountain (25.4%)	Rome, GA	229,362	(b)
Sinclair Dam	Milledgeville, GA	45,000

    Table of Contents                                Index to Financial Statements

Company/Facility Type(a)/Facility Name/ Ownership Percentage	Location	Nameplate Capacity (KWs)
Tallulah Falls	Clayton, GA	72,000
Terrora	Clayton, GA	20,800
Tugalo	Clayton, GA	45,000
Wallace Dam	Eatonton, GA	321,300
Yonah	Toccoa, GA	22,500
Total Hydro		1,112,162
Solar
Fort Benning	Columbus, GA	30,005
Fort Gordon	Augusta, GA	30,000
Fort Stewart	Fort Stewart, GA	30,000
Fort Valley	Fort Valley, GA	10,800
Kings Bay	Camden County, GA	30,161
Marine Corps Logistics Base	Albany, GA	31,161
Moody Air Force Base	Valdosta, GA	49,500
Robins Air Force Base	Warner Robins, GA	128,000
8 Other Plants	Various Georgia locations	18,479
Total Solar		358,106

Total Georgia Power Generating Capacity		14,146,391

Mississippi Power
Natural Gas
Combined Cycle:
Daniel	Pascagoula, MS	1,070,424
Ratcliffe	Kemper County, MS	769,898
Combustion Turbine:
Sweatt	Meridian, MS	39,400
Watson	Gulfport, MS	39,360
Steam:
Greene County Units 1 and 2 (40%)	Demopolis, AL	200,000
Watson	Gulfport, MS	750,000
Total Natural Gas		2,869,082
Coal
Daniel (50%)	Pascagoula, MS	500,000
Cogeneration
Chevron Cogenerating Station	Pascagoula, MS	147,292	(c)
Solar
Walnut Grove	Walnut Grove, MS	1,500

Total Mississippi Power Generating Capacity		3,517,874

    Table of Contents                                Index to Financial Statements

Company/Facility Type(a)/Facility Name/ Ownership Percentage	Location	Nameplate Capacity (KWs)

Southern Power
Natural Gas
Combined Cycle:
Franklin	Smiths, AL	1,857,820
Harris	Autaugaville, AL	1,318,920
Rowan Unit 4	Salisbury, NC	530,550
Wansley Units 6 and 7	Carrollton, GA	1,073,000
Combustion Turbine:
Addison	Thomaston, GA	668,800
Cleveland	Cleveland County, NC	720,000
Dahlberg	Jackson County, GA	756,000
Rowan Units 1 through 3	Salisbury, NC	455,250
Total Natural Gas		7,380,340
Wind
Beech Ridge II	Greenbrier County, WV	56,200
Bethel	Castro County, TX	276,000
Cactus Flats	Concho County, TX	148,350
Deuel Harvest	Deuel County, SD	301,100
Glass Sands	Murray County, OK	118,300
Grant Plains	Grant County, OK	147,200
Grant Wind	Grant County, OK	151,800
Kay Wind	Kay County, OK	299,000
Passadumkeag	Penobscot County, ME	42,900
Reading	Osage & Lyon Counties, KS	200,100
Salt Fork	Donley & Gray Counties, TX	174,000
Skookumchuck	Lewis & Thurston Counties, WA	136,800
Tyler Bluff	Cooke County, TX	125,580
Wake Wind	Crosby & Floyd Counties, TX	257,250
Wildhorse Mountain	Pushmataha County, OK	100,000
Total Wind		2,534,580	(d)
Solar
Adobe	Kern County, CA	20,000
Apex	North Las Vegas, NV	20,000
Boulder I	Clark County, NV	100,000
Butler	Taylor County, GA	104,000
Butler Solar Farm	Taylor County, GA	22,000
Calipatria	Imperial County, CA	20,000
Campo Verde	Imperial County, CA	147,420
Cimarron	Colfax County, NM	30,640
Decatur County	Decatur County, GA	20,000
Decatur Parkway	Decatur County, GA	84,000
Desert Stateline	San Bernadino County, CA	299,990
East Pecos	Pecos County, TX	120,000
Garland	Kern County, CA	205,290
Gaskell West I	Kern County, CA	20,000
Granville	Granville County, NC	2,500
Henrietta	Kings County, CA	102,000
Imperial Valley	Imperial County, CA	163,200
Lamesa	Dawson County, TX	102,000
Lost Hills-Blackwell	Kern County, CA	32,000

    Table of Contents                                Index to Financial Statements

Company/Facility Type(a)/Facility Name/ Ownership Percentage	Location	Nameplate Capacity (KWs)
Macho Springs	Luna County, NM	55,000
Morelos del Sol	Kern County, CA	15,000
North Star	Fresno County, CA	61,600
Pawpaw	Taylor County, GA	30,480
Roserock	Pecos County, TX	160,000
Rutherford	Rutherford County, NC	74,800
Sandhills	Taylor County, GA	148,000
Spectrum	Clark County, NV	30,240
Tranquillity	Fresno County, CA	205,300
Total Solar		2,395,460	(e)
Battery Storage
Garland	Kern County, CA	88,000	(f)
Tranquillity	Fresno County, CA	72,000	(f)
Total Battery Storage		160,000
Fuel Cell
Red Lion and Brookside	New Castle and Newark, DE	27,500	(g)

Total Southern Power Generating Capacity		12,497,880

SEGCO
Gaston Units 1 through 4 (Natural Gas-Steam)	Wilsonville, AL	1,000,000
Gaston (Natural Gas-Combustion Turbine)	Wilsonville, AL	19,680
Total SEGCO Generating Capacity		1,019,680	(h)

Southern Company System
Natural Gas		22,480,446
Coal		8,523,212
Nuclear		4,233,279
Hydro		2,780,241
Solar		2,773,006
Wind		2,534,580
Cogeneration		611,938
Battery Storage		160,000
Fuel Cell		27,500
Total Southern Company System Generating Capacity		44,124,202

(a)Represents the primary fuel source.
(b)Operated by OPC.
(c)Generation is dedicated to a single industrial customer. See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Credit Rating Risk" in Item 7 herein.
(d)Southern Power is the controlling partner in a non-tax equity partnership for Beech Ridge II and also owns 100% of Glass Sands. Southern Power is the controlling partner in tax equity partnerships owning Cactus Flats, Deuel Harvest, Reading, Skookumchuck, and Wildhorse Mountain (additionally for Deuel Harvest and Skookumchuck, a noncontrolling interest in Southern Power's remaining equity is owned by another partner). Southern Power is the controlling partner in SP Wind (a tax equity partnership owning the remaining eight Southern Power wind facilities). SP Wind is the 90.1% majority owner of Wake Wind and owns 100% of the other SP Wind facilities. All of these entities are consolidated subsidiaries of Southern Power and the capacity shown in the table is 100% of the nameplate capacity for the respective facility.
(e)Southern Power owns a 67% equity interest in SP Solar (a limited partnership indirectly owning all of Southern Power's solar facilities, except the Gaskell West I and Roserock solar facilities). SP Solar is the 51% majority owner of Boulder I, Garland, Henrietta, Imperial Valley, Lost Hills Blackwell, North Star, and Tranquillity solar facilities; the 66% majority owner of Desert Stateline solar facility; and the sole owner of the remaining SP Solar solar facilities. Southern Power is the controlling partner in a tax equity partnership owning Gaskell West I and also owns 100% of Roserock. All of these entities are consolidated subsidiaries of Southern Power and the capacity shown in the table is 100% of the nameplate capacity for the respective facility.

    Table of Contents                                Index to Financial Statements
(f)Southern Power is the controlling partner in a tax equity partnership owning the Garland and Tranquillity battery energy storage facilities. Additionally, the noncontrolling interests in Southern Power's remaining equity are owned by two other partners and the facilities are indirect subsidiaries of SP Solar. These entities are consolidated subsidiaries of Southern Power and the capacity shown in the table is 100% of the nameplate capacity for the respective facility.
(g)Southern Power has two noncontrolling interest partners that own approximately 10 MWs of the facility. These entities are consolidated subsidiaries of Southern Power and the capacity shown in the table is 100% of the nameplate capacity for the respective facility.
(h)Alabama Power and Georgia Power each own 50% of the outstanding common stock of SEGCO, an operating public utility company. Alabama Power and Georgia Power are each entitled to one-half of SEGCO's capacity and energy. Alabama Power acts as SEGCO's agent in the operation of SEGCO's units and furnishes fuel to SEGCO for its units. See Note 7 to the financial statements under "SEGCO" in Item 8 herein for additional information.
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
Mississippi Power owns a 79-mile length of 500-kilovolt transmission line which is leased to Entergy Gulf States Louisiana, LLC. The line extends from Plant Daniel to the Louisiana state line. Entergy Gulf States Louisiana, LLC is paying a use fee covering all expenses and the amortization of the capitalized costs through the expiration of the agreement between the parties on May 31, 2024. At December 31, 2023, the unamortized portion was approximately $1 million.
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
In conjunction with Southern Company's 2019 sale of Gulf Power, Mississippi Power and NextEra Energy agreed to negotiate a mutually acceptable revised operating agreement for Plant Daniel. In July 2022, the co-owners executed a revised operating agreement. The dispatch procedures in the revised operating agreement for the two jointly-owned coal units at Plant Daniel resulted in Mississippi Power designating one of the two units as primary and the other as secondary in lieu of each company separately owning 100% of a single generating unit. Mississippi Power did not exercise an option to purchase its co-owner's ownership interest for $1 on January 15, 2024. See Notes 2 and 3 under "Mississippi Power – Integrated Resource Plan" and "Other Matters – Mississippi Power – Plant Daniel," respectively, in Item 8 herein for additional information on Plant Daniel.
In 2023, the maximum demand on the traditional electric operating companies, Southern Power Company, and SEGCO was 36,919,000 KWs and occurred on August 14, 2023. The all-time maximum demand of 37,035,000 KWs occurred on June 15, 2022. These amounts exclude demand served by capacity retained by MEAG Power, OPC, and SEPA. The reserve margin for the traditional electric operating companies, Southern Power Company, and SEGCO in 2023 was 19%.
Jointly-Owned Facilities
Alabama Power, Georgia Power, and Mississippi Power at December 31, 2023 had undivided interests in certain generating plants and other related facilities with non-affiliated parties. The percentages of ownership of the total plant or facility are as follows:

		Percentage Ownership
	Total Capacity	Alabama Power	Power South	Georgia Power	Mississippi Power	OPC	MEAG Power	Dalton	FP&L
	(MWs)
Plant Miller Units 1 and 2	1,320	91.8%	8.2%	—%	—%	—%	—%	—%	—%
Plant Hatch	1,796	—	—	50.1	—	30.0	17.7	2.2	—
Plant Vogtle Units 1 through 3	3,531	—	—	45.7	—	30.0	22.7	1.6	—
Plant Scherer Units 1 and 2	1,636	—	—	8.4	—	60.0	30.2	1.4	—
Plant Scherer Unit 3	818	—	—	75.0	—	—	—	—	25.0
Rocky Mountain	903	—	—	25.4	—	74.6	—	—	—
Plant Daniel Units 1 and 2	1,000	—	—	—	50.0	—	—	—	50.0

    Table of Contents                                Index to Financial Statements
Alabama Power, Georgia Power, and Mississippi Power have contracted to operate and maintain the respective units in which each has an interest (other than Rocky Mountain) as agent for the joint owners. Southern Nuclear operates and provides services to Alabama Power's and Georgia Power's nuclear plants.
In addition, Georgia Power has commitments, in the form of capacity purchases totaling $39 million, regarding a portion of a 5% interest in the original cost of Plant Vogtle Units 1 and 2 owned by MEAG Power that are in effect until the later of the retirement of the plant or the latest stated maturity date of MEAG Power's bonds issued to finance such ownership interest. See Note 3 to the financial statements under "Commitments" in Item 8 herein for additional information.
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
Distribution and Transmission Mains
Southern Company Gas' distribution systems transport natural gas from its pipeline suppliers to customers in its service areas. These systems consist primarily of distribution and transmission mains, compressor stations, peak shaving/storage plants, service lines, meters, and regulators. At December 31, 2023, Southern Company Gas' gas distribution operations segment owned approximately 77,900 miles of underground distribution and transmission mains, which are located on easements or rights-of-way that generally provide for perpetual use.
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

    Table of Contents                                Index to Financial Statements
All Other
In September 2022, certain affiliates of Southern Company Gas entered into agreements to sell two natural gas storage facilities located in California and Texas. The sale of the Texas facility was completed in November 2022 and the sale of the California facility was completed on September 22, 2023. See Note 15 to the financial statements under "Southern Company Gas" in Item 8 herein for additional information.
Jointly-Owned Properties
Southern Company Gas' gas pipeline investments segment has a 50% undivided ownership interest in a 115-mile pipeline facility in northwest Georgia. Southern Company Gas also has an agreement to lease its 50% undivided ownership in the pipeline facility. See Note 5 to the financial statements under "Joint Ownership Agreements" in Item 8 herein for additional information.
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

    Table of Contents                                Index to Financial Statements
INFORMATION ABOUT OUR EXECUTIVE OFFICERS – SOUTHERN COMPANY
(Identification of executive officers of Southern Company is inserted in Part I in accordance with Regulation S-K, Item 401) The ages of the officers set forth below are as of December 31, 2023.
Christopher C. Womack
Chairman, President, and Chief Executive Officer
Age 65
First elected in 2008. President since March 2023, Chief Executive Officer since May 2023, and Chairman since December 2023. Previously served as Chairman and Chief Executive Officer of Georgia Power from June 2021 to March 2023, President of Georgia Power from November 2020 to March 2023, and Executive Vice President and President of External Affairs of Southern Company from January 2009 to October 2020.
Daniel S. Tucker
Executive Vice President and Chief Financial Officer
Age 53
First elected in 2021. Executive Vice President and Chief Financial Officer since September 2021. Previously served as Executive Vice President, Chief Financial Officer, and Treasurer of Georgia Power from January 2021 to September 2021, and Executive Vice President and Chief Financial Officer of Southern Company Gas from January 2019 to January 2021.
Bryan D. Anderson
Executive Vice President
Age 57
First elected in 2020. Executive Vice President and President of External Affairs since January 2021. Executive Vice President of SCS since November 2020. Previously served as Senior Vice President of SCS with responsibility for governmental affairs from January 2015 to November 2020.
Stanley W. Connally, Jr.
Executive Vice President
Age 54
First elected in 2012. Executive Vice President since April 2021. Chairman, President, and Chief Executive Officer of SCS since April 2021. Previously served as Executive Vice President for Operations of SCS from June 2018 to April 2021.
Christopher Cummiskey
Executive Vice President
Age 49
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
Age 60
First elected in 2021. Executive Vice President since April 2021. Chief Information Officer and Executive Vice President of SCS since July 2015. Previously served as Vice President from July 2015 through April 2021.
Kimberly S. Greene
Chairman, President, and Chief Executive Officer of Georgia Power
Age 57
First elected in 2013. Chairman, President, and Chief Executive Officer of Georgia Power since April 2023. Previously served as Chairman, President, and Chief Executive Officer of Southern Company Gas from June 2018 to March 2023.
James Y. Kerr II
Chairman, President, and Chief Executive Officer of Southern Company Gas
Age 59
First elected in 2014. Chairman, President, and Chief Executive Officer of Southern Company Gas since April 2023. Previously served as Executive Vice President, Chief Legal Officer, and Chief Compliance Officer of Southern Company from March 2014 to March 2023.

    Table of Contents                                Index to Financial Statements
Stephen E. Kuczynski
Chairman and Chief Executive Officer of Southern Nuclear
Age 61
First elected in 2011. Chairman and Chief Executive Officer of Southern Nuclear since July 2011. Previously served as President of Southern Nuclear from July 2011 through March 2023.
J. Jeffrey Peoples
Chairman, President, and Chief Executive Officer of Alabama Power
Age 64
First elected in 2023. Chairman, President, and Chief Executive Officer of Alabama Power since January 2023. Previously served as Executive Vice President of Customer and Employee Services of Alabama Power from June 2020 to January 2023, Senior Vice President of Employee Services and Labor Relations of Alabama Power from June 2018 to June 2020, and Executive Vice President and Chief Administrative Officer of Southern Company Gas and President of AGL Services Company from September 2018 to June 2020.
Sterling A. Spainhour
Executive Vice President and Chief Legal Officer
Age 55
First elected in 2023. Executive Vice President and Chief Legal Officer since April 2023. Previously served as Chief Compliance Officer of Southern Company from April 2023 to January 2024, Senior Vice President, General Counsel, Corporate Secretary, and Chief Compliance Officer of Georgia Power from June 2020 to March 2023, Senior Vice President and General Counsel – East of SCS from July 2020 to March 2023, and Senior Vice President and General Counsel of SCS from December 2016 to July 2020.
Anthony L. Wilson
Chairman, President, and Chief Executive Officer of Mississippi Power
Age 59
First elected in 2015. President of Mississippi Power since October 2015 and Chief Executive Officer and Director since January 2016. Chairman of Mississippi Power's Board of Directors since August 2016.

Each officer listed above was elected at the annual meeting (or by written consent in lieu of the annual meeting) of the board of directors of the applicable company, to serve until the next such annual meeting or until his or her successor is elected and qualified, except for Mr. Womack who was elected as Chairman on December 11, 2023.

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
(a)(2) Number of Southern Company's common stockholders of record at January 31, 2024: 95,412
Southern Company has paid dividends on its common stock since 1948. Dividends paid per share of common stock were $2.78 in 2023 and $2.70 in 2022. In January 2024, Southern Company declared a quarterly dividend of 70 cents per share. Dividends on Southern Company's common stock are payable at the discretion of Southern Company's Board of Directors and depend upon earnings, financial condition, and other factors. See Note 8 to the financial statements under "Dividend Restrictions" in Item 8 herein for additional information.
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
None.

Item 6.RESERVED

    Table of Contents                                Index to Financial Statements
Item 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussions of 2021 items and year-to-year comparisons between 2022 and 2021 that are not included in this Annual Report on Form 10-K can be found in Item 7 of each Registrant's Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on February 15, 2023. The following Management's Discussion and Analysis of Financial Condition and Results of Operations is a combined presentation; however, information contained herein relating to any individual Registrant is filed by such Registrant on its own behalf and each Registrant makes no representation as to information related to the other Registrants.
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
See FUTURE EARNINGS POTENTIAL herein for a discussion of many factors that could impact the Registrants' future results of operations, financial condition, and liquidity.
Recent Developments
Alabama Power
On March 24, 2023, Alabama Power filed Rate CNP New Plant with the Alabama PSC to recover costs associated with the acquisition of the Central Alabama Generating Station. The filing reflected an annual increase in retail revenues of $78 million, or 1.1%, effective with June 2023 billings. Through May 2023, Alabama Power recovered substantially all costs associated with the Central Alabama Generating Station through Rate RSE, offset by revenues from a power sales agreement. On May 24, 2023, the Central Alabama Generating Station was placed into retail service. On November 1, 2023, Alabama Power placed Plant Barry Unit 8 in service. On December 1, 2023, Alabama Power filed Rate CNP New Plant with the Alabama PSC to recover costs associated with Plant Barry Unit 8. The filing reflected an annual increase in retail revenues of $91 million, or 1.4%, effective with January 2024 billings.
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

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
On August 18, 2023, Alabama Power notified the Alabama PSC of its intent to use a portion of its reliability reserve balance in 2023. During the fourth quarter 2023, Alabama Power used $75 million of the reliability reserve for reliability-related transmission, distribution, and generation expenses and nuclear production-related expenses. At December 31, 2023, Alabama Power accrued $52 million to its reliability reserve.
On October 3, 2023, the Alabama PSC issued an order modifying its December 2022 order related to excess federal accumulated deferred income taxes and authorizing Alabama Power to (i) flow back in 2023 approximately $24 million of certain federal excess accumulated deferred income taxes resulting from the Tax Cuts and Jobs Act of 2017 and (ii) make available any remaining balance of excess accumulated deferred income taxes at the end of 2023 for the benefit of customers in 2024 and/or 2025. At December 31, 2023, the remaining balance was $81 million, of which approximately $67 million and $14 million will flow back in 2024 and 2025, respectively, for the benefit of customers.
On November 9, 2023, the Alabama PSC approved a decrease to Rate ECR of approximately $126 million annually, effective with December 2023 billings.
On December 1, 2023, Alabama Power submitted calculations to the Alabama PSC for Rate CNP Compliance for 2024, which resulted in an annual revenue decrease of approximately $23 million, or 0.3%, effective with January 2024 billings.
For the year ended December 31, 2023, Alabama Power's weighted common equity return exceeded 6.15%, resulting in Alabama Power establishing a current regulatory liability of $15 million for Rate RSE refunds, which will be refunded to customers through bill credits in April 2024.
See Note 2 to the financial statements under "Alabama Power" for additional information.
Georgia Power
Plant Vogtle Units 3 and 4 Construction and Start-Up Status
Georgia Power placed Plant Vogtle Unit 3 in service on July 31, 2023 and continues construction on Plant Vogtle Unit 4 (each with electric generating capacity of approximately 1,100 MWs), in which it holds a 45.7% ownership interest. Georgia Power's share of the total project capital cost forecast to complete Plant Vogtle Units 3 and 4, including contingency, through the second quarter 2024 is $10.8 billion.
Hot functional testing for Unit 4 was completed on May 1, 2023. On July 20, 2023, Southern Nuclear announced that all Unit 4 ITAACs had been submitted to the NRC, and, on July 28, 2023, the NRC published its 103(g) finding that the accepted criteria in the combined license for Unit 4 had been met, which allowed nuclear fuel to be loaded and start-up testing to begin. Fuel load for Unit 4 was completed on August 19, 2023. On October 6, 2023, Georgia Power announced that during start-up and pre-operational testing for Unit 4, Southern Nuclear identified a motor fault in one of four reactor coolant pumps (RCPs). This RCP was replaced with an on-site spare RCP from inventory.
On February 1, 2024, Georgia Power announced that during start-up and pre-operational testing for Unit 4, Southern Nuclear identified, and has remediated, vibrations associated with certain piping within the cooling system. Considering the remaining pre-operational testing, Unit 4 is projected to be placed in service during the second quarter 2024. On February 14, 2024, Unit 4 achieved self-sustaining nuclear fission, commonly referred to as initial criticality. The projected schedule for Unit 4 significantly depends on the progression of start-up and pre-operational testing, which may be impacted by equipment or other operational failures. In addition, any findings related to the root cause of the motor fault on the single Unit 4 RCP could require engineering changes or remediation related to the other seven Unit 3 and Unit 4 RCPs. Any further delays could result in a later in-service date and cost increases.
As of December 31, 2023, based on completion of construction work and the assessment of start-up and pre-operational testing remaining, Southern Nuclear has an estimated $36 million for construction contingency remaining in the estimate to complete. This contingency is projected to be allocated in the future to address any further Unit 4 schedule extensions or remediation of other issues discovered during start-up testing.
In September 2022, Georgia Power and MEAG Power reached an agreement to resolve a dispute regarding the cost-sharing and tender provisions of the Global Amendments (as defined in Note 2 to the financial statements under "Georgia Power – Nuclear Construction – Joint Owner Contracts"). Under the terms of the agreement, among other items, (i) MEAG Power will not exercise its tender option and will retain its full ownership interest in Plant Vogtle Units 3 and 4; (ii) Georgia Power will reimburse a portion of MEAG Power's costs of construction for Plant Vogtle Units 3 and 4 as such costs are incurred and with no further adjustment for force majeure costs, which payments will total approximately $92 million based on the current project capital cost forecast; and (iii) Georgia Power will reimburse 20% of MEAG Power's costs of construction with respect to any amounts over the current project capital cost forecast, with no further adjustment for force majeure costs.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
On October 5, 2023 and October 17, 2023, Georgia Power reached agreements with OPC and Dalton, respectively, to resolve its respective dispute with each of OPC and Dalton regarding the cost-sharing and tender provisions of the Global Amendments. Under the terms of the agreements with OPC and Dalton, among other items, (i) each of OPC and Dalton retracted its exercise of the tender option and will retain its full ownership interest in Plant Vogtle Units 3 and 4, (ii) Georgia Power made payments immediately after execution of the agreements of $308 million and $17 million to OPC and Dalton, respectively, representing payment for a portion of each of OPC's and Dalton's costs of construction for Plant Vogtle Units 3 and 4 previously incurred, (iii) Georgia Power will pay a portion of each of OPC's and Dalton's further costs of construction for Plant Vogtle Units 3 and 4 as such costs are incurred and with no further adjustment for force majeure costs, which payments will be in an aggregate amount of approximately $105 million and $6 million for OPC and Dalton, respectively, based on the current project capital cost forecast, and (iv) Georgia Power will pay 66% of each of OPC's and Dalton's costs of construction with respect to any amounts above the current project capital cost forecast, with no further adjustment for force majeure costs.
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
The ultimate impact of these matters on the construction schedule for Plant Vogtle Unit 4 and project capital cost forecast for Plant Vogtle Units 3 and 4 cannot be determined at this time. See Note 2 to the financial statements under "Georgia Power – Nuclear Construction" for additional information.
Plant Vogtle Units 3 and 4 Rate and Prudency Proceedings
In compliance with a Georgia PSC order approved in 2021, Georgia Power increased annual retail base rates by $318 million effective August 1, 2023 based on the in-service date of July 31, 2023 for Unit 3.
On December 19, 2023, the Georgia PSC voted to approve the application to adjust rates to include reasonable and prudent Plant Vogtle Units 3 and 4 costs (Application) as modified by the related stipulated agreement (Prudency Stipulation) among Georgia Power, the staff of the Georgia PSC, and certain intervenors.
Under the terms of the approved Prudency Stipulation, Georgia Power will recover $7.562 billion in total construction and capital costs and associated retail rate base items of $1.02 billion, which includes AFUDC financing costs above $4.418 billion (the Georgia PSC-certified amount) up to $7.562 billion. Georgia Power will also recover projected operations and maintenance expenses, depreciation expense, nuclear decommissioning accruals, and property taxes, net of projected PTCs. After considering construction and capital costs already in retail base rates of $2.1 billion and $362 million of associated retail rate base items (approved by the Georgia PSC in 2021) and upon achieving commercial operation of Unit 4, Georgia Power will include in retail rate base the remaining $5.462 billion of construction and capital costs as well as $656 million of associated retail rate base items.
Under the Prudency Stipulation, if commercial operation for Unit 4 is not achieved by March 31, 2024, Georgia Power's ROE used to determine the NCCR tariff and calculate AFUDC will be reduced to zero, which will result in an estimated negative impact to earnings of approximately $30 million per month until the month following the date commercial operation for Unit 4 is achieved. The ultimate outcome of this matter cannot be determined at this time.
Annual retail base revenues will increase approximately $729 million and the average retail base rates will be adjusted by approximately 5% (net of the elimination of the NCCR tariff described above) effective the first day of the month after Unit 4 achieves commercial operation.
The approval of the Application and the Prudency Stipulation resolves all issues for determination by the Georgia PSC regarding the reasonableness, prudence, and cost recovery for the remaining Plant Vogtle Units 3 and 4 construction and capital costs not already in retail base rates.
As a result of the Georgia PSC's approval of the Prudency Stipulation, Georgia Power recorded a pre-tax credit to income of approximately $228 million ($170 million after tax) in the fourth quarter 2023 to recognize CWIP costs previously charged to income, which are now recoverable through retail rates. Associated AFUDC on these costs was also recognized.
See Note 2 to the financial statements under "Georgia Power – Nuclear Construction – Regulatory Matters" for additional information.
Rate Plans
On November 16, 2023, in accordance with the terms of the 2022 ARP, the Georgia PSC approved tariff adjustments effective January 1, 2024 that resulted in a net increase in rates of $191 million.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
Georgia Power expects to submit a compliance filing in the fourth quarter 2024 to request tariff adjustments approved pursuant to the 2022 ARP effective January 1, 2025. The ultimate outcome of this matter cannot be determined at this time.
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
Integrated Resource Plans
On October 27, 2023, Georgia Power filed an updated IRP (2023 IRP Update) with the Georgia PSC, which sets forth a plan to support the recent increase in the state of Georgia's projected energy needs since the 2022 IRP. Georgia Power expects the Georgia PSC to render a final decision on the 2023 IRP Update on April 16, 2024. The ultimate outcome of this matter cannot be determined at this time. See Note 2 to the financial statements under "Georgia Power – Integrated Resource Plans" for additional information.
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
In October 2023, Mississippi Power signed an affiliate PPA with Georgia Power for 750 MWs of capacity, which began January 1, 2024 and will continue through December 2028. In order to fulfill this PPA and serve the interests of customers, Mississippi Power now expects electric generating units identified in its 2021 IRP to remain in service beyond the previously indicated dates. Mississippi Power is expected to file its next IRP in April 2024 in accordance with the rules and orders of the Mississippi PSC. The ultimate outcome of this matter cannot be determined at this time.
On February 6, 2024, the Mississippi PSC approved Mississippi Power's request to increase retail fuel revenues by $18 million annually effective with the first billing cycle of March 2024.
On February 12, 2024, Mississippi Power submitted its annual ECO Plan filing to the Mississippi PSC, which requested a $9 million annual increase in revenues. The ultimate outcome of this matter cannot be determined at this time.
See Note 2 to the financial statements under "Mississippi Power" for additional information.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
Southern Power
On September 20, 2023, Southern Power acquired 100% of the membership interests in the 200-MW Millers Branch solar project located in Haskell County, Texas from EDF Renewables Development, Inc. and is continuing construction. The facility's output is contracted under a 20-year PPA and commercial operation is expected to occur in the fourth quarter 2025. The project includes an option to expand capacity up to an additional 300 MWs. Subsequent to December 31, 2023, Southern Power committed to expand the construction of the facility through a second phase adding up to 205 MWs, with commercial operation expected to occur in the second quarter 2026.
On September 22, 2023, Southern Power acquired 100% of the membership interests in the 150-MW South Cheyenne solar project located in Laramie County, Wyoming from Hanwha Q Cells USA Corp. and is continuing construction. The facility's output is contracted under a 20-year PPA and commercial operation is expected to occur in the second quarter 2024.
The ultimate outcome of these matters cannot be determined at this time.
Southern Power calculates an investment coverage ratio for its generating assets, including those owned with various partners, based on the ratio of investment under contract to total investment using the respective facilities' net book value (or expected in-service value for facilities under construction) as the investment amount. With the inclusion of investments associated with facilities under construction, as well as other capacity and energy contracts, Southern Power's average investment coverage ratio at December 31, 2023 was 97% through 2028 and 89% through 2033, with an average remaining contract duration of approximately 12 years.
See Note 15 to the financial statements under "Southern Power" for additional information.
Southern Company Gas
On June 15, 2023, the Illinois Commission concluded its review of the Qualifying Infrastructure Plant (QIP) capital investments by Nicor Gas for calendar year 2019 under the QIP rider, also referred to as Investing in Illinois program. The Illinois Commission disallowed $32 million of the $415 million of capital investments commissioned in 2019, together with the related return on investment. Nicor Gas recorded a pre-tax charge to income in the second quarter 2023 of $38 million ($28 million after tax) associated with the disallowance of capital investments placed in service in 2019. The disallowance is reflected on the statement of income as an $8 million reduction to revenues and $30 million in estimated loss on regulatory disallowance. On August 3, 2023, the Illinois Commission denied a rehearing request filed by Nicor Gas. On August 24, 2023, Nicor Gas filed a notice of appeal with the Illinois Appellate Court. Nicor Gas defends these investments in infrastructure as prudently incurred.
On November 16, 2023, the Illinois Commission approved a $223 million annual base rate increase for Nicor Gas, which became effective December 1, 2023. The base rate increase was based on a return on equity of 9.51% and an equity ratio of 50.00%.
In connection with Nicor Gas' general base rate case proceeding, the Illinois Commission disallowed $126.8 million of capital investments that have been completed or planned to be completed through December 31, 2024. This includes $31 million for capital investments placed in service in 2022 and 2023 under the Investing in Illinois program and $95.9 million for other transmission and distribution capital investments. Nicor Gas recorded a pre-tax charge to income in the fourth quarter 2023 of $58 million ($44 million after tax) associated with the disallowances, with the remaining $69 million related to prospective projects that will be postponed and/or reevaluated. The disallowance is reflected on the statement of income in estimated loss on regulatory disallowance. On January 3, 2024, the Illinois Commission denied a request by Nicor Gas for rehearing on the base rate case disallowances associated with capital investment, as well as on other issues determined in the Illinois Commission's November 16, 2023 base rate case decision. On February 6, 2024, Nicor Gas filed a notice of appeal with the Illinois Appellate Court related to the Illinois Commission's rate case ruling.
Any further cost disallowances by the Illinois Commission in the pending cases could be material to the financial statements of Southern Company Gas. The ultimate outcome of these matters cannot be determined at this time. See Note 2 to the financial statements under "Southern Company Gas – Infrastructure Replacement Programs and Capital Projects – Nicor Gas" for additional information.
On December 19, 2023, the Georgia PSC approved Atlanta Gas Light's annual GRAM filing, which resulted in an annual base rate increase of $53 million effective January 1, 2024.
On February 1, 2024, Atlanta Gas Light filed its triennial Integrated Capacity and Delivery Plan (i-CDP) with the Georgia PSC, which included a series of ongoing and proposed pipeline safety, reliability, and growth programs for the next 10 years (2025 through 2034), as well as the required capital investments and related costs to implement the programs. The i-CDP reflected

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
capital investments totaling approximately $0.7 billion to $1.0 billion annually. Atlanta Gas Light expects the Georgia PSC to issue a final order on this matter in the third quarter 2024. The ultimate outcome of this matter cannot be determined at this time.
On August 28, 2023, the Virginia Commission approved a stipulation agreement related to Virginia Natural Gas' August 2022 general base rate case filing, which allowed for a $48 million increase in annual base rate revenues based on a ROE of 9.70% and an equity ratio of 49.06%. Interim rates became effective as of January 1, 2023, subject to refund, based on Virginia Natural Gas' original requested increase of approximately $69 million. Refunds to customers related to the difference between the approved rates effective September 1, 2023 and the interim rates were completed during the fourth quarter 2023.
On February 9, 2024, Virginia Natural Gas filed with the Virginia Commission a request to extend the existing SAVE program through 2029. The request includes investments of $70 million in each year from 2025 through 2029, with a potential variance of up to $5 million allowed for the program, for a maximum total investment over the five-year extension (2025 through 2029) of $355 million. Virginia Natural Gas expects the Virginia Commission to issue a final order on this matter in the second quarter 2024. The ultimate outcome of this matter cannot be determined at this time.
Key Performance Indicators
In striving to achieve attractive risk-adjusted returns while providing cost-effective energy to approximately 8.9 million electric and gas utility customers collectively, the traditional electric operating companies and Southern Company Gas continue to focus on several key performance indicators. These indicators include, but are not limited to, customer satisfaction, plant availability, electric and natural gas system reliability, and execution of major construction projects. In addition, Southern Company and the Subsidiary Registrants focus on earnings per share (EPS) and net income, respectively, as a key performance indicator. See RESULTS OF OPERATIONS herein for information on the Registrants' financial performance.
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
Southern Company Gas also continues to focus on several operating metrics, including Heating Degree Days, customer count, and volumes of natural gas sold. Southern Company Gas measures weather and the effect on its business using Heating Degree Days. Generally, increased Heating Degree Days result in higher demand for natural gas on Southern Company Gas' distribution system. See RESULTS OF OPERATIONS – "Southern Company Gas" for additional information on Southern Company Gas' operating metrics.
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

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
RESULTS OF OPERATIONS
Southern Company
Consolidated net income attributable to Southern Company was $4.0 billion in 2023, an increase of $452 million, or 12.8%, from 2022. The increase was primarily due to lower non-fuel operations and maintenance costs, an increase in retail electric revenues associated with rates and pricing, a decrease in income tax expense, a decrease in after-tax charges related to the construction of Plant Vogtle Units 3 and 4, an increase in other revenues, an increase in natural gas revenues from rate increases and continued infrastructure replacement, and a goodwill impairment charge in 2022 at PowerSecure, partially offset by higher depreciation and amortization, higher interest expense, and a decrease in retail electric revenues associated with milder weather in 2023 compared to 2022. See Notes 1 and 2 to the financial statements under "Goodwill and Other Intangible Assets" and "Georgia Power – Nuclear Construction," respectively, for additional information.
Basic EPS was $3.64 in 2023 and $3.28 in 2022. Diluted EPS, which factors in additional shares related to stock-based compensation, was $3.62 in 2023 and $3.26 in 2022. EPS for 2023 and 2022 was negatively impacted by $0.06 and $0.04 per share, respectively, as a result of increases in the average shares outstanding. See Note 8 to the financial statements under "Outstanding Classes of Capital Stock – Southern Company" for additional information.
Dividends paid per share of common stock were $2.78 in 2023 and $2.70 in 2022. In January 2024, Southern Company declared a quarterly dividend of 70 cents per share. For 2023, the dividend payout ratio was 76% compared to 82% for 2022.
Discussion of Southern Company's results of operations is divided into three parts – the Southern Company system's primary business of electricity sales, its gas business, and its other business activities.

	2023	2022
	(in millions)
Electricity business	$3,994	$3,672
Gas business	615	572
Other business activities	(633)	(720)
Net Income	$3,976	$3,524

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
Electricity Business
Southern Company's electric utilities generate and sell electricity to retail and wholesale customers. A condensed statement of income for the electricity business follows:

	2023	Increase (Decrease) from 2022
	(in millions)
Electric operating revenues	$19,998	$(2,875)
Fuel	4,365	(2,470)
Purchased power	883	(710)
Cost of other sales	171	57
Other operations and maintenance	4,679	(550)
Depreciation and amortization	3,865	836
Taxes other than income taxes	1,159	34
Estimated loss on Plant Vogtle Units 3 and 4	(68)	(251)
Total electric operating expenses	15,054	(3,054)
Operating income	4,944	179
Allowance for equity funds used during construction	247	37
Interest expense, net of amounts capitalized	1,274	207
Other income (expense), net	533	17
Income taxes	583	(265)
Net income	3,867	291
Less:
Dividends on preferred stock of subsidiaries	—	(11)
Net loss attributable to noncontrolling interests	(127)	(20)
Net Income Attributable to Southern Company	$3,994	$322
Electric Operating Revenues
Electric operating revenues for 2023 were $20.0 billion, reflecting a $2.9 billion, or 12.6%, decrease from 2022. Details of electric operating revenues were as follows:

	2023	2022
	(in millions)
Retail electric — prior year	$18,197
Estimated change resulting from —
Rates and pricing	437
Sales decline	(33)
Weather	(229)
Fuel and other cost recovery	(2,029)
Retail electric — current year	$16,343	$18,197
Wholesale electric revenues	2,467	3,641
Other electric revenues	792	747
Other revenues	396	288
Electric operating revenues	$19,998	$22,873
Retail electric revenues decreased $1.9 billion, or 10.2%, in 2023 as compared to 2022. The significant factors driving this change are shown in the preceding table. The increase in rates and pricing in 2023 was primarily due to base tariff increases in accordance with Georgia Power's 2022 ARP, revenue reductions in 2022 resulting from Georgia Power's retail ROE exceeding the allowed

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
retail ROE range, an increase in Rate CNP Compliance revenues at Alabama Power, and a lower Rate RSE customer refund accrual in 2023 compared to 2022 at Alabama Power, partially offset by lower contributions from commercial and industrial customers with variable demand-driven pricing and a decrease in the revenues recognized under the NCCR tariff, both at Georgia Power.
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
See Note 2 to the financial statements under "Alabama Power" and "Georgia Power" for additional information. Also see "Energy Sales" herein for a discussion of changes in the volume of energy sold, including estimated changes related to sales and weather.
Wholesale electric revenues from power sales were as follows:

	2023	2022
	(in millions)
Capacity and other	$630	$625
Energy	1,837	3,016
Total	$2,467	$3,641
In 2023, wholesale electric revenues decreased $1.2 billion, or 32.2%, as compared to 2022 primarily due to a decrease in energy revenues. Energy revenues decreased $884 million at Southern Power and $295 million at the traditional electric operating companies primarily due to fuel and purchased power price decreases compared to 2022. Also contributing to the Southern Power decrease was a net decrease in the volume of KWHs sold primarily associated with natural gas PPAs.
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
Other Electric Revenues
Other electric revenues increased $45 million, or 6.0%, in 2023 as compared to 2022. The increase was primarily due to increases of $23 million in outdoor lighting sales at Georgia Power, $18 million resulting from receipts of liquidated damages associated with generation facility production guarantees and an arbitration award at Southern Power, $17 million in realized gains associated with price stability products for retail customers on variable demand-driven pricing tariffs at Georgia Power, and $17 million in retail solar program fees at Georgia Power, partially offset by decreases of $25 million in cogeneration steam revenues associated with lower natural gas prices at Alabama Power and $14 million in rent revenues primarily at Alabama Power.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
Energy Sales
Changes in revenues are influenced heavily by the change in the volume of energy sold from year to year. KWH sales for 2023 and the percent change from 2022 were as follows:

	2023
	Total KWHs	Total KWH Percent Change	Weather-Adjusted Percent Change(*)
	(in billions)
Residential	47.1	(5.1)%	(0.5)%
Commercial	48.3	0.1	1.3
Industrial	48.6	(1.9)	(1.9)
Other	0.5	(7.2)	(6.8)
Total retail	144.5	(2.3)	(0.4)%
Wholesale	51.0	(9.4)
Total energy sales	195.5	(4.3)%
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
Changes in retail energy sales are generally the result of changes in electricity usage by customers, weather, and the number of customers. Weather-adjusted retail energy sales decreased 587 million KWHs in 2023 as compared to 2022. Weather-adjusted residential KWH sales decreased 0.5% primarily due to decreased customer usage, partially offset by customer growth. Weather-adjusted commercial KWH sales increased 1.3% primarily due to increased customer usage and customer growth. Industrial KWH sales decreased 1.9% primarily due to decreases in the chemicals, forest products, and textiles sectors.
See "Electric Operating Revenues" above for a discussion of significant changes in wholesale revenues related to changes in price and KWH sales.
Other Revenues
Other revenues increased $108 million, or 37.5%, in 2023 as compared to 2022. The increase was primarily due to increases of $54 million in power delivery construction and maintenance projects at Georgia Power, $34 million in unregulated sales of products and services at Alabama Power, and $25 million associated with energy conservation projects at Georgia Power.
Fuel and Purchased Power Expenses
The mix of fuel sources for the generation of electricity is determined primarily by demand, the unit cost of fuel consumed, and the availability of generating units. Additionally, the electric utilities purchase a portion of their electricity needs from the wholesale market.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
Details of the Southern Company system's generation and purchased power were as follows:

	2023	2022
Total generation (in billions of KWHs)(a)(b)	184	186
Total purchased power (in billions of KWHs)	18	25
Sources of generation (percent)(a) —
Gas	54	51
Nuclear(b)	18	16
Coal	17	22
Hydro	3	3
Wind, Solar, and Other	8	8
Cost of fuel, generated (in cents per net KWH) —
Gas(a)	2.77	5.29
Nuclear(b)	0.76	0.72
Coal	4.33	3.67
Average cost of fuel, generated (in cents per net KWH)(a)(b)	2.68	4.05
Average cost of purchased power (in cents per net KWH)(c)	5.17	7.66
(a)Excludes Central Alabama Generating Station KWHs and associated cost of fuel through July 12, 2022 as its fuel was previously provided by the purchaser under a power sales agreement. See Note 15 to the financial statements under "Alabama Power" for additional information.
(b)Excludes KWHs generated from test period energy at Plant Vogtle Unit 3 prior to its in-service date. The related fuel costs are charged to CWIP in accordance with FERC guidance. See Note 2 to the financial statements under "Georgia Power – Nuclear Construction" for additional information on Plant Vogtle Units 3 and 4.
(c)Average cost of purchased power includes fuel purchased by the Southern Company system for tolling agreements where power is generated by the provider.
In 2023, total fuel and purchased power expenses were $5.2 billion, a decrease of $3.2 billion, or 37.7%, as compared to 2022. The decrease was primarily the result of a $2.7 billion decrease in the average cost of fuel generated and purchased and a $513 million net decrease in the volume of KWHs generated and purchased.
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
Fuel
In 2023, fuel expense was $4.4 billion, a decrease of $2.5 billion, or 36.1%, as compared to 2022. The decrease was primarily due to a 47.6% decrease in the average cost of natural gas per KWH generated and a 22.5% decrease in the volume of KWHs generated by coal, partially offset by an 18.2% decrease in the volume of KWHs generated by hydro, an 18.0% increase in the average cost of coal per KWH generated, a 10.8% increase in the volume of KWHs generated by nuclear, and a 6.9% increase in the volume of KWHs generated by natural gas.
Purchased Power
In 2023, purchased power expense was $883 million, a decrease of $710 million, or 44.6%, as compared to 2022. The decrease was primarily due to a 32.5% decrease in the average cost per KWH purchased primarily due to lower natural gas prices and a 27.5% decrease in the volume of KWHs purchased.
Energy purchases will vary depending on demand for energy within the Southern Company system's electric service territory, the market prices of wholesale energy as compared to the cost of the Southern Company system's generation, and the availability of the Southern Company system's generation.
Cost of Other Sales
Cost of other sales increased $57 million, or 50.0%, in 2023 as compared to 2022. The increase was primarily due to increases of $40 million from unregulated power delivery construction and maintenance projects at Georgia Power and $20 million in expenses related to unregulated products and services at Alabama Power.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
Other Operations and Maintenance Expenses
Other operations and maintenance expenses decreased $550 million, or 10.5%, in 2023 as compared to 2022. The decrease reflects a decrease of $189 million associated with the reliability reserve accruals and reliability-related expenditures incurred at Alabama Power. Excluding this decrease, there were decreases of $223 million in transmission and distribution expenses primarily related to line maintenance, $182 million in storm damage recovery as authorized in Georgia Power's 2022 ARP, $91 million in generation non-outage maintenance expenses and planned outages, and $50 million in employee compensation and benefit expenses, partially offset by an $86 million increase in technology infrastructure and application production costs and a $73 million increase in generation environmental projects primarily at Georgia Power. See Note 1 to the financial statements under "Storm Damage and Reliability Reserves" for additional information.
Depreciation and Amortization
Depreciation and amortization increased $836 million, or 27.6%, in 2023 as compared to 2022. The increase was primarily due to increases of $541 million and $190 million resulting from higher depreciation rates at Alabama Power and Georgia Power, respectively, and $79 million from additional plant in service. See Note 2 to the financial statements under "Alabama Power – Rate CNP Depreciation" for additional information.
Taxes Other Than Income Taxes
Taxes other than income taxes increased $34 million, or 3.0%, in 2023 as compared to 2022. The increase was primarily due to increases of $62 million in property taxes primarily at Georgia Power resulting from an increase in the assessed value of property and $14 million in utility license taxes at Alabama Power, partially offset by a decrease of $40 million in municipal franchise fees resulting from lower retail revenues at Georgia Power.
Estimated Loss on Plant Vogtle Units 3 and 4
Georgia Power recorded pre-tax charges (credits) to income for the estimated probable loss on Plant Vogtle Units 3 and 4 totaling $(68) million and $183 million in 2023 and 2022, respectively. The charges (credits) to income in each year were recorded to reflect Georgia Power's revisions to the total project capital cost forecast to complete construction and start-up of Plant Vogtle Units 3 and 4 and the related cost recovery. See Note 2 to the financial statements under "Georgia Power – Nuclear Construction" for additional information.
Allowance for Equity Funds Used During Construction
Allowance for equity funds used during construction increased $37 million, or 17.6%, in 2023 as compared to 2022. The increase was primarily associated with an increase in capital expenditures subject to AFUDC at Georgia Power and an increase in capital expenditures related to hydro production and Plant Barry Unit 8 construction at Alabama Power. See Note 2 to the financial statements under "Alabama Power – Rate CNP New Plant" for additional information.
Interest Expense, Net of Amounts Capitalized
Interest expense, net of amounts capitalized increased $207 million, or 19.4%, in 2023 as compared to 2022. The increase reflects approximately $120 million related to higher interest rates and $96 million related to higher average outstanding borrowings. See Note 8 to the financial statements for additional information.
Other Income (Expense), Net
Other income (expense), net increased $17 million, or 3.3%, in 2023 as compared to 2022 primarily due to a $48 million decrease in charitable donations primarily at Georgia Power, a $15 million increase in interest income, and a $14 million decrease in non-operating benefit-related expenses at Alabama Power, partially offset by a $42 million decrease in non-service cost-related retirement benefits income and a $13 million decrease in customer charges related to contributions in aid of construction at Georgia Power. See Note 11 to the financial statements for additional information.
Income Taxes
Income taxes decreased $265 million, or 31.3%, in 2023 as compared to 2022. The decrease was primarily due to a $252 million increase in the flowback of certain excess deferred income taxes at Alabama Power, an $85 million decrease in charges to a valuation allowance on certain state tax credit carryforwards at Georgia Power, generation of $35 million of advanced nuclear PTCs at Georgia Power, and a $32 million adjustment in 2022 related to a prior year state tax credit carryforward at Georgia Power, partially offset by a $145 million decrease in the flowback of certain excess deferred income taxes at Georgia Power that ended in 2022. See Note 10 to the financial statements for additional information.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
Net Loss Attributable to Noncontrolling Interests
Substantially all noncontrolling interests relate to renewable projects at Southern Power. Net loss attributable to noncontrolling interests increased $20 million, or 18.7%, in 2023 as compared to 2022. The increased loss was primarily due to $25 million in higher HLBV loss allocations to Southern Power's wind tax equity partners and $5 million in lower income allocations to Southern Power's equity partners, partially offset by $10 million in lower HLBV loss allocations to Southern Power's battery energy storage partners.
Gas Business
Southern Company Gas distributes natural gas through utilities in four states and is involved in several other complementary businesses including gas pipeline investments and gas marketing services.
A condensed statement of income for the gas business follows:

	2023	Increase (Decrease) from 2022
	(in millions)
Operating revenues	$4,702	$(1,260)
Cost of natural gas	1,644	(1,360)
Other operations and maintenance	1,194	18
Depreciation and amortization	582	23
Taxes other than income taxes	262	(20)
Impairment charges	—	(131)
Estimated loss on regulatory disallowance	88	88
Gain on dispositions, net	(7)	(3)
Total operating expenses	3,763	(1,385)
Operating income	939	125
Earnings from equity method investments	140	(8)
Interest expense, net of amounts capitalized	310	47
Other income (expense), net	57	4
Income taxes	211	31
Net income	$615	$43
During the period from November through March when natural gas usage and operating revenues are generally higher (Heating Season), more customers are connected to Southern Company Gas' distribution systems and natural gas usage is higher in periods of colder weather. Southern Company Gas' base operating expenses, excluding cost of natural gas, bad debt expense, and certain incentive compensation costs, are incurred relatively equally over any given year. Thus, operating results can vary significantly from quarter to quarter as a result of seasonality. For 2023, the percentage of operating revenues and net income generated during

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
the Heating Season (January through March and November through December) were 67% and 73%, respectively. For 2022, the percentage of operating revenues and net income generated during the Heating Season were 67% and 66%, respectively.
Operating Revenues
Operating revenues in 2023 were $4.7 billion, reflecting a $1.3 billion, or 21.1%, decrease compared to 2022. Details of operating revenues were as follows:

2023
(in millions)
Operating revenues – prior year	$5,962
Estimated change resulting from –
Infrastructure replacement programs and base rate changes	194
Gas costs and other cost recovery	(1,323)
Gas marketing services	(93)
Other	(38)
Operating revenues – current year	$4,702
Revenues from infrastructure replacement programs and base rate changes increased in 2023 primarily due to rate increases at the natural gas distribution utilities and continued investment in infrastructure replacement, partially offset by lower volumes sold and regulatory disallowances at Nicor Gas. See Note 2 to the financial statements under "Southern Company Gas" for additional information.
Revenues associated with gas costs and other cost recovery decreased in 2023 primarily due to lower natural gas cost recovery associated with lower natural gas prices, the timing of natural gas purchases, and the recovery of those costs from customers. The natural gas distribution utilities have weather or revenue normalization mechanisms that mitigate revenue fluctuations from customer consumption changes. Natural gas distribution rates include provisions to adjust billings for fluctuations in natural gas costs. Therefore, gas costs recovered through natural gas revenues generally equal the amount expensed in cost of natural gas and do not affect net income from the natural gas distribution utilities. See "Cost of Natural Gas" herein for additional information.
Revenues from gas marketing services decreased in 2023 primarily due to lower natural gas prices and the timing of unrealized hedge losses.
Southern Company Gas hedged its exposure to warmer-than-normal weather in Illinois for gas distribution operations and in Illinois and Georgia for gas marketing services. The remaining impacts of weather on earnings were immaterial.
Cost of Natural Gas
Excluding Atlanta Gas Light, which does not sell natural gas to end-use customers, the natural gas distribution utilities rates include provisions to adjust billings for fluctuations in natural gas costs. Therefore, gas costs recovered through natural gas revenues generally equal the amount expensed in cost of natural gas and do not affect net income from the natural gas distribution utilities. See Note 2 to the financial statements under "Southern Company Gas – Natural Gas Cost Recovery" for additional information. Cost of natural gas at the natural gas distribution utilities represented 83.5% of the total cost of natural gas for 2023.
Gas marketing services customers are charged for actual and estimated natural gas consumed. Cost of natural gas includes the cost of fuel and associated transportation costs, lost and unaccounted for gas, and gains and losses associated with certain derivatives.
Cost of natural gas was $1.6 billion, a decrease of $1.4 billion, or 45.3%, in 2023 compared to 2022, which reflects lower gas cost recovery in 2023 as a result of a 58.8% decrease in natural gas prices compared to 2022.
Other Operations and Maintenance Expenses
Other operations and maintenance expenses increased $18 million, or 1.5%, in 2023 compared to 2022. The increase was primarily due to increases of $70 million in compensation and benefits and $20 million related to energy service contracts, partially offset by a decrease of $60 million in expenses passed through to customers primarily related to bad debt and energy efficiency programs at the natural gas distribution utilities. See Note 2 to the financial statements under "Southern Company Gas" for additional information.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
Depreciation and Amortization
Depreciation and amortization increased $23 million, or 4.1%, in 2023 compared to 2022. The increase was primarily due to continued infrastructure investments at the natural gas distribution utilities. See Note 2 to the financial statements under "Southern Company Gas – Infrastructure Replacement Programs and Capital Projects" for additional information.
Taxes Other Than Income Taxes
Taxes other than income taxes decreased $20 million, or 7.1%, in 2023 compared to 2022. The decrease was primarily due to a $29 million decrease in revenue taxes, partially offset by increases in payroll and property taxes.
Impairment Charges
In 2022, Southern Company Gas recorded pre-tax impairment charges totaling approximately $131 million ($99 million after tax) as a result of an agreement to sell two natural gas storage facilities. See Note 15 to the financial statements under "Southern Company Gas" for additional information.
Estimated Loss on Regulatory Disallowance
In 2023, Southern Company Gas recorded pre-tax charges related to the disallowance of certain capital investments at Nicor Gas, $88 million of which was recorded in estimated loss on regulatory disallowance. See Note 2 under "Southern Company Gas – Infrastructure Replacement Programs and Capital Projects – Nicor Gas" for additional information.
Interest Expense, Net of Amounts Capitalized
Interest expense, net of amounts capitalized increased $47 million, or 17.9%, in 2023 compared to 2022. The increase reflects approximately $43 million related to higher interest rates and $8 million related to higher average outstanding borrowings. See Note 8 to the financial statements for additional information.
Income Taxes
Income taxes increased $31 million, or 17.2%, in 2023 compared to 2022. The increase was primarily due to $33 million of tax benefit in 2022 related to the impairment charges associated with the sale of two natural gas storage facilities and higher taxes related to increased earnings, partially offset by approximately $24 million related to the regulatory disallowances at Nicor Gas. See Notes 2 and 15 to the financial statements under "Southern Company Gas" and Note 10 to the financial statements for additional information.
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

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
A condensed statement of operations for Southern Company's other business activities follows:

	2023	Increase (Decrease) from 2022
	(in millions)
Operating revenues	$554	$110
Cost of other sales	355	87
Other operations and maintenance	175	(26)
Depreciation and amortization	77	2
Taxes other than income taxes	4	—
Impairment charges	—	(119)
Gain on dispositions, net	—	14
Total operating expenses	611	(42)
Operating income (loss)	(57)	152
Earnings from equity method investments	5	2
Interest expense	863	171
Other income (expense), net	(16)	39
Income taxes (benefit)	(298)	(65)
Net loss	$(633)	$87
Operating Revenues
Operating revenues for these other business activities increased $110 million, or 24.8%, in 2023 as compared to 2022 primarily due to increases of $92 million related to distributed infrastructure projects at PowerSecure and $24 million primarily related to sales associated with commercial customers at Southern Linc.
Cost of Other Sales
Cost of other sales for these other business activities increased $87 million, or 32.5%, in 2023 as compared to 2022 primarily due to increases of $58 million related to distributed infrastructure projects at PowerSecure and $23 million primarily related to sales associated with commercial customers at Southern Linc.
Other Operations and Maintenance
Other operations and maintenance expenses for these other business activities decreased $26 million, or 12.9%, in 2023 as compared to 2022 primarily due to a decrease at the parent company related to cost containment efforts and lower director compensation expenses.
Impairment Charges
In 2022, a goodwill impairment charge of $119 million was recorded at PowerSecure. See Note 1 to the financial statements under "Goodwill and Other Intangible Assets" for additional information.
Gain on Dispositions, Net
In 2022, a $14 million gain was recorded at the parent company as a result of the early termination of the transition services agreement related to the 2019 sale of Gulf Power.
Interest Expense
Interest expense for these other business activities increased $171 million, or 24.7%, in 2023 as compared to 2022. The increase primarily results from parent company financing activities and includes approximately $112 million related to higher interest rates and $73 million related to higher average outstanding borrowings. See Note 8 to the financial statements for additional information.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
Other Income (Expense), Net
Other income (expense), net for these other business activities increased $39 million, or 70.9%, in 2023 as compared to 2022 primarily due to a $29 million decrease in charitable donations and a $12 million increase in interest income, both primarily at the parent company. See Note 15 to the financial statements under "Southern Company" for additional information.
Income Taxes (Benefit)
The income tax benefit for these other business activities increased $65 million, or 27.9%, in 2023 as compared to 2022. The increase was primarily due to a $35 million tax benefit in 2023 related to a reversal of an uncertain tax position associated with the 2019 sale of Gulf Power and higher pre-tax losses, both at the parent company.
Alabama Power
Alabama Power's 2023 net income after dividends on preferred stock was $1.37 billion, representing a $30 million, or 2.2%, increase from 2022. The increase was primarily due to a decrease in income tax expense, an increase in Rate CNP Compliance revenues, a decrease in operations and maintenance expenses primarily related to the reliability reserve, and a lower Rate RSE customer refund accrual in 2023 compared to 2022. These increases to net income were offset by an increase in depreciation rates effective January 2023, a decrease in retail revenues associated with milder weather in Alabama Power's service territory in the first and second quarters of 2023 compared to the corresponding periods in 2022, and increases in capacity-related expenses and interest expense. See Note 2 to the financial statements under "Alabama Power" for additional information.
A condensed income statement for Alabama Power follows:

	2023	Increase (Decrease) from 2022
	(in millions)
Operating revenues	$7,050	$(767)
Fuel	1,299	(541)
Purchased power	504	(297)
Other operations and maintenance	1,769	(166)
Depreciation and amortization	1,401	526
Taxes other than income taxes	442	18
Total operating expenses	5,415	(460)
Operating income	1,635	(307)
Allowance for equity funds used during construction	82	12
Interest expense, net of amounts capitalized	425	43
Other income (expense), net	159	15
Income taxes	81	(342)
Net income	1,370	19
Dividends on preferred stock	—	(11)
Net income after dividends on preferred stock	$1,370	$30

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
Operating Revenues
Operating revenues for 2023 were $7.1 billion, reflecting a $767 million, or 9.8%, decrease from 2022. Details of operating revenues were as follows:

	2023	2022
	(in millions)
Retail — prior year	$6,470
Estimated change resulting from —
Rates and pricing	276
Sales decline	(33)
Weather	(84)
Fuel and other cost recovery	(470)
Retail — current year	$6,159	$6,470
Wholesale revenues —
Non-affiliates	424	726
Affiliates	60	202
Total wholesale revenues	484	928
Other operating revenues	407	419
Total operating revenues	$7,050	$7,817
Retail revenues decreased $311 million, or 4.8%, in 2023 as compared to 2022. The significant factors driving this change are shown in the preceding table. The decrease was primarily due to a decrease in fuel and other cost recovery, partially offset by an increase in revenues associated with rates and pricing primarily due to an increase in Rate CNP Compliance revenues and a lower Rate RSE customer refund accrual in 2023 compared to 2022.
See Note 2 to the financial statements under "Alabama Power – Rate ECR," " – Rate RSE," and " – Rate CNP Compliance" for additional information. See "Energy Sales" herein for a discussion of changes in the volume of energy sold, including estimated changes related to sales and weather.
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
Wholesale revenues from sales to non-affiliated utilities were as follows:

	2023	2022
	(in millions)
Capacity and other	$163	$213
Energy	261	513
Total non-affiliated	$424	$726
In 2023, wholesale revenues from sales to non-affiliates decreased $302 million, or 41.6%, as compared to 2022. The decrease reflects a 26.0% decrease in the volume of KWHs sold as a result of power sales agreements that ended in May 2023 and a 20.8% decrease in the price of energy primarily as a result of lower natural gas prices.
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

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
In 2023, wholesale revenues from sales to affiliates decreased $142 million, or 70.3%, as compared to 2022. The revenue decrease reflects a 47.7% decrease in the price of energy due to lower natural gas prices and a 42.9% decrease in KWH sales due to lower customer demand as a result of milder weather in 2023.
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
In 2023, other operating revenues decreased $12 million, or 2.9%, as compared to 2022 primarily due to decreases of $25 million in cogeneration steam revenue associated with lower natural gas prices and $17 million in rent revenues, partially offset by a $34 million increase in unregulated sales of products and services.
Energy Sales
Changes in revenues are influenced heavily by the change in the volume of energy sold from year to year. KWH sales for 2023 and the percent change from 2022 were as follows:

	2023
	Total KWHs	Total KWH Percent Change	Weather-Adjusted Percent Change(*)
	(in billions)
Residential	17.4	(5.7)%	(0.9)%
Commercial	12.9	(1.2)	0.4
Industrial	20.4	(2.8)	(2.8)
Other	0.1	(15.5)	(15.5)
Total retail	50.8	(3.4)	(1.3)%
Wholesale
Non-affiliates	9.3	(26.0)
Affiliates	2.1	(42.9)
Total wholesale	11.4	(29.9)
Total energy sales	62.2	(9.7)%
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
Changes in retail energy sales are generally the result of changes in electricity usage by customers, weather, and the number of customers. Revenues attributable to changes in sales decreased in 2023 when compared to 2022. In 2023, weather-adjusted residential KWH sales decreased 0.9% primarily due to decreased customer usage. Weather-adjusted commercial KWH sales increased 0.4% primarily due to increased customer usage and customer growth. Industrial KWH sales decreased 2.8% as a result of a decrease in demand resulting from changes in production levels primarily in the chemicals and forest products sectors.
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

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
Details of Alabama Power's generation and purchased power were as follows:

	2023	2022
Total generation (in billions of KWHs)(a)	54.5	58.3
Total purchased power (in billions of KWHs)	10.8	11.6
Sources of generation (percent)(a) —
Coal	35	46
Gas	31	24
Nuclear	27	22
Hydro	7	8
Cost of fuel, generated (in cents per net KWH) —
Coal	3.46	3.39
Gas(a)	2.99	5.12
Nuclear	0.69	0.67
Average cost of fuel, generated (in cents per net KWH)(a)	2.50	3.19
Average cost of purchased power (in cents per net KWH)(b)	4.98	8.00
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
Fuel and purchased power expenses were $1.8 billion in 2023, a decrease of $838 million, or 31.7%, compared to 2022. The decrease was primarily due to a $674 million decrease in the average cost of fuel and purchased power and a $164 million decrease related to the volume of KWHs generated and purchased.
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
Fuel
Fuel expense was $1.3 billion in 2023, a decrease of $541 million, or 29.4%, compared to 2022. The decrease was primarily due to a 41.6% decrease in the average cost of natural gas per KWH generated, which excludes tolling agreements, and a 29.1% decrease in the volume of KWHs generated by coal, partially offset by a 21.2% increase in the volume of KWHs generated by natural gas, an 18.9% decrease in the volume of KWHs generated by hydro facilities as a result of less rainfall in 2023, and a 13.6% increase in the volume of KWHs generated by nuclear.
Purchased Power – Non-Affiliates
Purchased power expense from non-affiliates was $253 million in 2023, a decrease of $188 million, or 42.6%, compared to 2022. The decrease was primarily due to a 32.9% decrease in the average cost per KWH purchased primarily due to lower natural gas prices and a 25.5% decrease in the volume of KWHs purchased primarily due to the availability of lower cost generation in the Southern Company system.
Energy purchases from non-affiliates will vary depending on the market prices of wholesale energy as compared to the cost of the Southern Company system's generation, demand for energy within the Southern Company system's electric service territory, and the availability of the Southern Company system's generation.
Purchased Power – Affiliates
Purchased power expense from affiliates was $251 million in 2023, a decrease of $109 million, or 30.3%, compared to 2022. The decrease was primarily due to a 51.4% decrease in the average cost per KWH purchased primarily due to lower natural gas prices, partially offset by a 43.4% increase in the volume of KWHs purchased due to the availability of lower cost gas generation in the Southern Company system.

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
Other Operations and Maintenance Expenses
Other operations and maintenance expenses decreased $166 million, or 8.6%, in 2023 as compared to 2022. The change was primarily due to a decrease of $189 million associated with the reliability reserve accruals and reliability-related expenditures incurred, as well as decreases of $33 million in transmission and distribution expenses and $21 million in certain employee compensation and benefit expenses. These decreases were partially offset by increases of $30 million in technology infrastructure and application production costs and $25 million in expenses related to unregulated products and services, as well as a $14 million decrease in nuclear property insurance refunds. See Note 2 to the financial statements under "Alabama Power – Reliability Reserve Accounting Order" for additional information.
Depreciation and Amortization
Depreciation and amortization increased $526 million, or 60.1%, in 2023 as compared to 2022 primarily due to an increase in depreciation rates effective in 2023. See Note 2 to the financial statements under "Alabama Power – Rate CNP Depreciation" for additional information.
Allowance for Equity Funds Used During Construction
Allowance for equity funds used during construction increased $12 million, or 17.1%, in 2023 as compared to 2022 primarily due to increases in capital expenditures related to hydro production and Plant Barry Unit 8 construction. See Note 2 to the financial statements under "Alabama Power – Rate CNP New Plant" for additional information.
Interest Expense, Net of Amounts Capitalized
Interest expense, net of amounts capitalized increased $43 million, or 11.3%, in 2023 as compared to 2022. The increase reflects approximately $30 million related to higher average outstanding borrowings and $20 million related to higher interest rates. See Note 8 to the financial statements for additional information.
Other Income (Expense), Net
Other income (expense), net increased $15 million, or 10.4%, in 2023 as compared to 2022 primarily due to a decrease in non-operating benefit-related expenses and an increase in interest income, partially offset by a decrease in non-service cost-related retirement benefits income. See Note 11 to the financial statements for additional information.
Income Taxes
Income taxes decreased $342 million, or 80.9%, in 2023 as compared to 2022 primarily due to a $252 million increase in the flowback of certain excess deferred income taxes and an $84 million decrease due to lower pre-tax earnings. See Note 2 to the financial statements under "Alabama Power – Excess Accumulated Deferred Income Tax Accounting Order" and Note 10 to the financial statements for additional information.
Georgia Power
Georgia Power's 2023 net income was $2.1 billion, representing a $0.3 billion, or 14.7%, increase from the previous year. The increase was primarily due to lower non-fuel operations and maintenance costs, revenue reductions in 2022 as a result of Georgia Power exceeding its allowed retail return range, a $187 million decrease in after-tax charges related to the construction of Plant Vogtle Units 3 and 4, and an increase in other revenues, partially offset by a decrease in retail revenues associated with lower contributions from customers with variable demand-driven pricing and milder weather in 2023, as well as higher interest expense. Also contributing to the net income growth were the impacts of the 2022 ARP effective January 1, 2023, including increased retail rates, largely offset by higher depreciation and amortization. See Note 2 to the financial statements under "Georgia Power" for additional information.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
A condensed income statement for Georgia Power follows:

	2023	Increase (Decrease) from 2022
	(in millions)
Operating revenues	$10,118	$(1,466)
Fuel	1,781	(705)
Purchased power	1,281	(976)
Other operations and maintenance	2,083	(266)
Depreciation and amortization	1,681	251
Taxes other than income taxes	541	14
Estimated loss on Plant Vogtle Units 3 and 4	(68)	(251)
Total operating expenses	7,299	(1,933)
Operating income	2,819	467
Allowance for equity funds used during construction	165	25
Interest expense, net of amounts capitalized	626	141
Other income (expense), net	170	(6)
Income taxes (benefit)	448	78
Net income	$2,080	$267
Operating Revenues
Operating revenues for 2023 were $10.1 billion, reflecting a $1.5 billion, or 12.7%, decrease from 2022. Details of operating revenues were as follows:

	2023	2022
	(in millions)
Retail — prior year	$10,792
Estimated change resulting from —
Rates and pricing	172
Sales decline	(10)
Weather	(141)
Fuel cost recovery	(1,591)
Retail — current year	$9,222	$10,792
Wholesale revenues	188	235
Other operating revenues	708	557
Total operating revenues	$10,118	$11,584
Retail revenues decreased $1.6 billion, or 14.5%, in 2023 as compared to 2022. The significant factors driving this change are shown in the preceding table. The increase in rates and pricing was primarily due to base tariff increases in accordance with the 2022 ARP and revenue reductions in 2022 resulting from Georgia Power's retail ROE exceeding the allowed retail ROE range, partially offset by lower contributions from commercial and industrial customers with variable demand-driven pricing and a decrease in revenues recognized under the NCCR tariff. See Note 2 to the financial statements under "Georgia Power – Rate Plans" and " – Nuclear Construction" for additional information.
See "Energy Sales" below for a discussion of changes in the volume of energy sold, including estimated changes related to sales and weather in 2023.
Electric rates include provisions to adjust billings for fluctuations in fuel costs, including the energy component of purchased power costs. Under these fuel cost recovery provisions, fuel revenues generally equal fuel expenses and do not affect net income. See Note 2 to the financial statements under "Georgia Power – Fuel Cost Recovery" for additional information.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
Wholesale revenues from power sales were as follows:

	2023	2022
	(in millions)
Capacity and other	$66	$48
Energy	122	187
Total	$188	$235
In 2023, wholesale revenues decreased $47 million, or 20.0%, as compared to 2022 largely due to an $81 million decrease related to the average cost per KWH sold due to lower Southern Company system fuel and purchased power costs, partially offset by a $21 million increase related to new capacity contracts and a $13 million increase related to the volume of KWH sales associated with higher market demand.
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
In 2023, other operating revenues increased $151 million, or 27.1%, as compared to 2022 primarily due to an increase of $105 million in unregulated sales associated with power delivery construction and maintenance, outdoor lighting, and energy conservation projects, a net increase of $17 million in realized gains associated with price stability products for retail customers on variable demand-driven pricing tariffs, an increase of $17 million in retail solar program fees, and a $9 million increase in open access transmission tariff sales.
Energy Sales
Changes in revenues are influenced heavily by the change in the volume of energy sold from year to year. KWH sales for 2023 and the percent change from 2022 were as follows:

	2023
	Total KWHs	Total KWH Percent Change	Weather-Adjusted Percent Change(*)
	(in billions)
Residential	27.6	(5.0)%	(0.4)%
Commercial	32.6	0.1	1.2
Industrial	23.5	(1.6)	(1.4)
Other	0.4	(4.7)	(4.2)
Total retail	84.1	(2.1)	(0.1)%
Wholesale	2.6	7.8
Total energy sales	86.7	(1.9)%
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
Changes in retail energy sales are generally the result of changes in electricity usage by customers, weather, and the number of customers. Revenues attributable to changes in sales decreased in 2023 when compared to 2022. Weather-adjusted residential sales decreased 0.4% primarily due to decreased customer usage, largely offset by customer growth. Weather-adjusted commercial KWH sales increased 1.2% primarily due to customer growth. Weather-adjusted industrial KWH sales decreased

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
1.4% primarily due to decreases in the textile, mining, and stone, clay, and glass sectors, partially offset by an increase in the paper sector.
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
Details of Georgia Power's generation and purchased power were as follows:

	2023	2022
Total generation (in billions of KWHs)(a)	60.3	59.7
Total purchased power (in billions of KWHs)	29.6	33.6
Sources of generation (percent) —
Gas	49	48
Nuclear(a)	29	27
Coal	19	21
Hydro and other	3	4
Cost of fuel, generated (in cents per net KWH) —
Gas	3.07	5.06
Nuclear(a)	0.82	0.75
Coal	5.59	4.12
Average cost of fuel, generated (in cents per net KWH)(a)	2.90	3.64
Average cost of purchased power (in cents per net KWH)(b)	4.63	7.88
(a)Excludes KWHs generated from test period energy at Plant Vogtle Unit 3 prior to its in-service date. The related fuel costs are charged to CWIP in accordance with FERC guidance. See Note 2 to the financial statements under "Georgia Power – Nuclear Construction" for additional information on Plant Vogtle Units 3 and 4.
(b)Average cost of purchased power includes fuel purchased by Georgia Power for tolling agreements where power is generated by the provider.
Fuel and purchased power expenses were $3.1 billion in 2023, a decrease of $1.7 billion, or 35.4%, compared to 2022. The decrease was due to decreases of $1.4 billion related to the average cost of fuel and purchased power and $321 million related to the volume of KWHs generated and purchased.
Fuel and purchased power energy transactions do not have a significant impact on earnings since these fuel expenses are generally offset by fuel revenues through Georgia Power's fuel cost recovery mechanism. See Note 2 to the financial statements under "Georgia Power – Fuel Cost Recovery" for additional information.
Fuel
Fuel expense was $1.8 billion in 2023, a decrease of $0.7 billion, or 28.4%, compared to 2022. The decrease was primarily due to decreases of 39.3% in the average cost per KWH generated by natural gas and 8.9% in the volume of KWHs generated by coal, partially offset by increases of 35.7% in the average cost per KWH generated by coal, 9.3% in the average cost per KWH generated by nuclear, 8.5% in the volume of KWHs generated by nuclear, and 2.1% in the volume of KWHs generated by natural gas.
Purchased Power – Non-Affiliates
Purchased power expense from non-affiliates was $517 million in 2023, a decrease of $339 million, or 39.6%, compared to 2022. The decrease was primarily due to a decrease of 33.9% in the volume of KWHs purchased due to lower demand and the availability of lower cost generation in the Southern Company system and a decrease of 22.3% in the average cost per KWH purchased primarily due to lower natural gas prices.
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

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
Purchased Power – Affiliates
Purchased power expense from affiliates was $764 million in 2023, a decrease of $637 million, or 45.5%, compared to 2022. The decrease was primarily due to a decrease of 49.1% in the average cost per KWH purchased primarily due to lower natural gas prices.
Energy purchases from affiliates will vary depending on the demand and the availability and cost of generating resources at each company within the Southern Company system. These purchases are made in accordance with the IIC or other contractual agreements, all as approved by the FERC.
Other Operations and Maintenance Expenses
Other operations and maintenance expenses decreased $266 million, or 11.3%, in 2023 as compared to 2022. The decrease was primarily due to decreases of $182 million in storm damage recovery as authorized in the 2022 ARP, $178 million in transmission and distribution expenses primarily associated with line maintenance, $74 million in generation non-outage maintenance expenses, and $28 million in certain employee compensation and benefit expenses. These decreases were partially offset by increases of $60 million from unregulated power delivery construction and maintenance and energy conservation projects, $59 million in generation environmental projects, $55 million in technology infrastructure and application production costs, and $28 million in planned generation outages. See Note 2 to the financial statements under "Georgia Power – Storm Damage Recovery" for additional information.
Depreciation and Amortization
Depreciation and amortization increased $251 million, or 17.6%, in 2023 as compared to 2022 primarily due to increases of $190 million resulting from higher depreciation rates as authorized in the 2022 ARP and $75 million associated with additional plant in service, partially offset by a decrease of $15 million in amortization of regulatory assets related to the retirement of certain generating units that ended in 2022.
Taxes Other Than Income Taxes
Taxes other than income taxes increased $14 million, or 2.7%, in 2023 as compared to 2022 primarily due to an increase of $56 million in property taxes primarily resulting from an increase in the assessed value of property, largely offset by a decrease of $40 million in municipal franchise fees resulting from lower retail revenues.
Estimated Loss on Plant Vogtle Units 3 and 4
Georgia Power recorded pre-tax charges (credits) to income for the estimated probable loss on Plant Vogtle Units 3 and 4 totaling $(68) million and $183 million in 2023 and 2022, respectively. The charges (credits) to income in each year were recorded to reflect revisions to the total project capital cost forecast to complete construction and start-up of Plant Vogtle Units 3 and 4 and the related cost recovery. See Note 2 to the financial statements under "Georgia Power – Nuclear Construction" for additional information.
Allowance for Equity Funds Used During Construction
Allowance for equity funds used during construction increased $25 million, or 17.9%, in 2023 as compared to 2022 primarily due to an increase in capital expenditures subject to AFUDC.
Interest Expense, Net of Amounts Capitalized
Interest expense, net of amounts capitalized increased $141 million, or 29.1%, in 2023 as compared to 2022. The increase primarily reflects approximately $78 million related to higher interest rates and $76 million related to higher average outstanding borrowings, partially offset by the deferral of $14 million in financing costs related to Plant Vogtle Unit 3. See FINANCIAL CONDITION AND LIQUIDITY – "Sources of Capital" and "Financing Activities" herein and Note 8 to the financial statements for additional information. Also see Note 2 to the financial statements under "Georgia Power – Nuclear Construction" for additional information on Plant Vogtle Units 3 and 4.
Other Income (Expense), Net
Other income (expense), net decreased $6 million, or 3.4%, in 2023 as compared to 2022 primarily due to decreases in non-service cost-related retirement benefits income and customer charges related to contributions in aid of construction, partially offset by a decrease in charitable donations. See Note 11 to the financial statements for additional information on Georgia Power's net periodic pension and other postretirement benefit costs.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
Income Taxes (Benefit)
Income taxes increased $78 million, or 21.1%, in 2023 as compared to 2022 primarily due to the flowback of $145 million of certain excess deferred income taxes that ended in 2022 and higher pre-tax earnings largely resulting from lower charges associated with the construction of Plant Vogtle Units 3 and 4, partially offset by an $85 million decrease in charges to a valuation allowance on certain state tax credit carryforwards, generation of $35 million of advanced nuclear PTCs, and a $32 million adjustment in 2022 related to a prior year state tax credit carryforward. See Note 2 to the financial statements under "Georgia Power – Nuclear Construction" and Note 10 to the financial statements for additional information.
Mississippi Power
Mississippi Power's net income was $188 million in 2023 compared to $164 million in 2022. The increase was primarily due to an increase in affiliate wholesale capacity revenues, changes in power supply agreements, and a decrease in non-fuel operations and maintenance expenses, partially offset by an increase in interest expense.
A condensed income statement for Mississippi Power follows:

	2023	Increase (Decrease) from 2022
	(in millions)
Operating revenues	$1,474	$(220)
Fuel and purchased power	538	(251)
Other operations and maintenance	362	(14)
Depreciation and amortization	190	9
Taxes other than income taxes	124	—
Total operating expenses	1,214	(256)
Operating income	260	36
Interest expense, net of amounts capitalized	71	15
Other income (expense), net	35	2
Income taxes	36	(1)
Net income	$188	$24
Operating Revenues
Operating revenues for 2023 were $1.5 billion, reflecting a $220 million, or 13.0%, decrease from 2022. Details of operating revenues were as follows:

	2023	2022
	(in millions)
Retail — prior year	$935
Estimated change resulting from —
Rates and pricing	(11)
Sales growth	11
Weather	(4)
Fuel and other cost recovery	32
Retail — current year	$963	$935
Wholesale revenues —
Non-affiliates	272	252
Affiliates	200	460
Total wholesale revenues	472	712
Other operating revenues	39	47
Total operating revenues	$1,474	$1,694

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
Total retail revenues for 2023 increased $28 million, or 3.0%, compared to 2022 primarily due to higher recoverable fuel costs and an increase in customer usage, partially offset by lower contributions from commercial and industrial customers with variable demand-driven pricing and lower revenues associated with a tolling arrangement accounted for as a sales-type lease. See Notes 2 and 9 to the financial statements under "Mississippi Power" and "Lessor," respectively, for additional information.
See "Energy Sales" below for a discussion of changes in the volume of energy sold, including estimated changes related to sales and weather.
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
Wholesale revenues from power sales to non-affiliated utilities, including FERC-regulated MRA sales as well as market-based sales, were as follows:

	2023	2022
	(in millions)
Capacity and other	$21	$3
Energy	251	249
Total non-affiliated	$272	$252
Wholesale revenues from sales to non-affiliates increased $20 million, or 7.9%, compared to 2022. The increase was primarily due to capacity revenues associated with new capacity contracts in 2023.
Wholesale revenues from sales to non-affiliates will vary depending on fuel prices, the market prices of wholesale energy compared to the cost of Mississippi Power's and the Southern Company system's generation, demand for energy within the Southern Company system's electric service territory, and the availability of the Southern Company system's generation. Increases and decreases in energy revenues that are driven by fuel prices are accompanied by an increase or decrease in fuel costs and do not have a significant impact on net income. In addition, Mississippi Power provides service under long-term contracts with rural electric cooperative associations and a municipality located in southeastern Mississippi under requirements cost-based electric tariffs which are subject to regulation by the FERC. The contracts with these wholesale customers represented 14.0% of Mississippi Power's total operating revenues in 2023. Short-term opportunity energy sales are also included in sales for resale to non-affiliates. These opportunity sales are made at market-based rates that generally provide a margin above Mississippi Power's variable cost to produce the energy. See Note 2 under "Mississippi Power – Municipal and Rural Associations Tariff" for additional information.
Wholesale revenues from sales to affiliates decreased $260 million, or 56.5%, in 2023 compared to 2022. The decrease was primarily due to a $293 million decrease associated with lower natural gas prices, partially offset by a $23 million increase in capacity revenues resulting from availability of generation reserves and an increase in pricing and a $10 million increase associated with higher KWH sales.
Wholesale revenues from sales to affiliates will vary depending on demand and the availability and cost of generating resources at each company. These affiliate sales are made in accordance with the IIC, as approved by the FERC. The energy portion of these transactions does not have a significant impact on earnings since this energy is generally sold at marginal cost.
In 2023, other operating revenues decreased $8 million, or 17.0%, as compared to 2022 primarily due to decreases of $5 million in unregulated sales associated with power delivery construction and maintenance projects and $3 million in open access transmission tariff revenues.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
Energy Sales
Changes in revenues are influenced heavily by the change in the volume of energy sold from year to year. KWH sales for 2023 and the percent change from 2022 were as follows:

	2023
	Total KWHs	Total KWH Percent Change	Weather-Adjusted Percent Change(*)
	(in millions)
Residential	2,092	(1.9)%	0.7%
Commercial	2,815	7.0	7.1
Industrial	4,721	0.7	0.7
Other	28	(11.1)	(11.1)
Total retail	9,656	1.8%	2.5%
Wholesale
Non-affiliated	3,836	10.7
Affiliated	5,612	2.2
Total wholesale	9,448	5.5
Total energy sales	19,104	3.6%
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
Changes in retail energy sales are generally the result of changes in electricity usage by customers, weather, and the number of customers. Revenues attributable to changes in sales increased in 2023 when compared to 2022. Weather-adjusted residential KWH sales increased 0.7% due to an increase in customer usage. Weather-adjusted commercial KWH sales increased 7.1% primarily due to customer growth. Industrial KWH sales increased 0.7% primarily due to an increase in the non-manufacturing sector, partially offset by a decrease in the chemicals sector.
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
Details of Mississippi Power's generation and purchased power were as follows:

	2023	2022
Total generation (in millions of KWHs)	18,789	18,303
Total purchased power (in millions of KWHs)	524	617
Sources of generation (percent) –
Gas	92	90
Coal	8	10
Cost of fuel, generated (in cents per net KWH) –
Gas	2.68	4.34
Coal	5.46	4.13
Average cost of fuel, generated (in cents per net KWH)	2.90	4.31
Average cost of purchased power (in cents per net KWH)	4.27	6.91
Fuel and purchased power expenses were $538 million in 2023, a decrease of $251 million, or 31.8%, as compared to 2022. The decrease was primarily due to a $266 million decrease related to the average cost of fuel and purchased power, partially offset by a $15 million net increase related to the volume of KWHs generated and purchased.

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
Fuel expense decreased $230 million, or 30.8%, in 2023 compared to 2022 primarily due to a 38.2% decrease in the average cost of natural gas per KWH generated and a 20.3% decrease in the volume of KWHs generated by coal, partially offset by a 32.2% increase in the average cost of coal per KWHs generated and a 5.4% increase in the volume of KWHs generated by natural gas.
Purchased power expense decreased $21 million, or 49.9%, in 2023 compared to 2022 primarily due to a 38.2% decrease in the average cost per KWH purchased primarily due to lower natural gas prices and a 15.1% decrease in the volume of KWHs purchased primarily due to the availability of lower cost generation in the Southern Company system.
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
Other Operations and Maintenance Expenses
Other operations and maintenance expenses decreased $14 million, or 3.7%, in 2023 compared to 2022. The decrease was primarily due to decreases of $14 million in reliability reserve accruals, $7 million in generation expenses, and $6 million in unregulated power delivery construction and maintenance projects, partially offset by increases of $5 million in storm reserve accruals and $2 million in certain employee compensation and benefit expenses. See Note 2 to the financial statements under "Mississippi Power – System Restoration Rider" and " – Reliability Reserve Accounting Order" for additional information.
Depreciation and Amortization
Depreciation and amortization increased $9 million, or 5.0%, in 2023 compared to 2022 primarily due to an increase in depreciation associated with additional plant in service.
Interest Expense, Net of Amounts Capitalized
Interest expense, net of amounts capitalized increased $15 million, or 26.8%, in 2023 compared to 2022. The increase was primarily due to increases of approximately $10 million related to higher interest rates and $5 million related to higher average outstanding borrowings. See FINANCIAL CONDITION AND LIQUIDITY – "Sources of Capital" and "Financing Activities" herein and Note 8 to the financial statements for additional information.
Income Taxes
Income taxes decreased $1 million, or 2.7%, in 2023 compared to 2022 primarily due to a decrease of $7 million associated with the flowback of certain excess deferred income taxes associated with new PEP rates that became effective in April 2023, largely offset by an increase of $6 million associated with higher pre-tax earnings. See Note 2 to the financial statements under "Mississippi Power – Performance Evaluation Plan" and Note 10 to the financial statements for additional information.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
Southern Power
Net income attributable to Southern Power for 2023 was $357 million, a $3 million increase from 2022. The increase was primarily due to higher HLBV income associated with tax equity partnerships, an arbitration award received for losses previously incurred, a gain on the sale of spare parts, and receipts of liquidated damages and insurance proceeds related to generation facility production and equipment, as well as changes in state apportionment methodology related to tax legislation enacted by the State of Tennessee. These increases were largely offset by lower revenues driven by lower market prices of energy.
A condensed statement of income follows:

	2023	Increase (Decrease) from 2022
	(in millions)
Operating revenues	$2,189	$(1,180)
Fuel	706	(908)
Purchased power	116	(195)
Other operations and maintenance	473	(9)
Depreciation and amortization	504	(12)
Taxes other than income taxes	51	2
Loss on sales-type leases	—	(1)
Gain on dispositions, net	(20)	(18)
Total operating expenses	1,830	(1,141)
Operating income	359	(39)
Interest expense, net of amounts capitalized	129	(9)
Other income (expense), net	12	5
Income taxes (benefit)	12	(8)
Net income	230	(17)
Net loss attributable to noncontrolling interests	(127)	(20)
Net income attributable to Southern Power	$357	$3
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

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
See FUTURE EARNINGS POTENTIAL – "Southern Power's Power Sales Agreements" herein for additional information regarding Southern Power's PPAs.
Operating Revenues Details
Details of Southern Power's operating revenues were as follows:

	2023	2022
	(in millions)
PPA capacity revenues	$471	$451
PPA energy revenues	1,227	2,121
Total PPA revenues	1,698	2,572
Non-PPA revenues	436	761
Other revenues	55	36
Total operating revenues	$2,189	$3,369
Operating revenues for 2023 were $2.2 billion, a $1.2 billion, or 35.0% decrease from 2022. The change in operating revenues was primarily due to the following:
•PPA capacity revenues increased $20 million, or 4.4%, primarily due to an increase associated with a change in rates from new and existing natural gas PPAs.
•PPA energy revenues decreased $894 million, or 42.1%, primarily due to a $904 million decrease in sales under natural gas PPAs resulting from a $726 million decrease in the price of fuel and purchased power and a $178 million decrease in the volume of KWHs sold.
•Non-PPA revenues decreased $325 million, or 42.7%, primarily due to a $650 million decrease in the market price of energy, partially offset by a $321 million increase in the volume of KWHs sold through short-term sales.
•Other revenues increased $19 million, or 52.8%, primarily due to receipts of liquidated damages associated with generation facility production guarantees, an arbitration award received for losses previously incurred, and business interruption insurance proceeds for damaged generation equipment. See Note 3 to the financial statements under "General Litigation Matters – Southern Power" for additional information.
Fuel and Purchased Power Expenses
Details of Southern Power's generation and purchased power were as follows:

	Total KWHs	Total KWH % Change	Total KWHs
	2023		2022
	(in billions of KWHs)
Generation	49		48
Purchased power	3		3
Total generation and purchased power	52	2.0%	51
Total generation and purchased power (excluding solar, wind, fuel cells, and tolling agreements)	33	6.5%	31
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

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
Details of Southern Power's fuel and purchased power expenses were as follows:

	2023	2022
	(in millions)
Fuel	$706	$1,614
Purchased power	116	311
Total fuel and purchased power expenses	$822	$1,925
In 2023, total fuel and purchased power expenses decreased $1.1 billion, or 57.3%, compared to 2022. Fuel expense decreased $908 million, or 56.3%, primarily due to a $1.0 billion decrease associated with the average cost of fuel. Purchased power expense decreased $195 million, or 62.7%, primarily due to a $206 million decrease associated with the average cost of purchased power.
Gain on Dispositions, Net
In 2023, gain on dispositions, net increased $18 million compared to 2022 primarily due to a $16 million gain on the sale of spare parts in 2023.
Interest Expense, Net of Amounts Capitalized
In 2023, interest expense, net of amounts capitalized decreased $9 million, or 6.5%, compared to 2022. The decrease was primarily due to lower average outstanding borrowings.
Income Taxes (Benefit)
In 2023, income taxes decreased $8 million, or 40.0%, compared to 2022. The decrease was primarily due to a change in state apportionment methodology resulting from tax legislation enacted by the State of Tennessee in the second quarter 2023. See Notes 1 and 10 to the financial statements under "Income Taxes" and "Effective Tax Rate," respectively, for additional information.
Net Loss Attributable to Noncontrolling Interests
In 2023, net loss attributable to noncontrolling interests increased $20 million, or 18.7%, compared to 2022. The increased loss was primarily due to $25 million in higher HLBV loss allocations to wind tax equity partners and $5 million in lower income allocations to equity partners, partially offset by $10 million in lower HLBV loss allocations to battery energy storage partners.
Southern Company Gas
Southern Company Gas has various regulatory mechanisms, such as weather and revenue normalization and straight-fixed-variable rate design, which limit its exposure to weather changes within typical ranges in each of its utility's respective service territory. Southern Company Gas also utilizes weather hedges to limit the negative income impacts in the event of warmer-than-normal weather in Illinois for gas distribution operations and in Illinois and Georgia for gas marketing services. Therefore, weather typically does not have a significant net income impact.
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

	Percent Generated During Heating Season
	Operating Revenues	Net Income
2023	67%	73%
2022	67%	66%

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
Net Income
Net income attributable to Southern Company Gas in 2023 was $615 million, an increase of $43 million, or 7.5%, compared to 2022. Net income increased primarily as a result of an impairment charge in 2022 related to the sale of natural gas storage facilities. The increase in net income was partially offset by a decrease of $29 million in net income at gas distribution operations primarily as a result of reduced revenue due to lower volumes sold, regulatory disallowances at Nicor Gas, and higher depreciation related to continued investment in infrastructure replacement programs, partially offset by lower cost of gas, and a $9 million decrease in net income at gas pipeline investments primarily as a result of higher expenses at SNG.
A condensed income statement for Southern Company Gas follows:

	2023	Increase (Decrease) from 2022
	(in millions)
Operating revenues	$4,702	$(1,260)
Cost of natural gas	1,644	(1,360)
Other operations and maintenance	1,194	18
Depreciation and amortization	582	23
Taxes other than income taxes	262	(20)
Impairment charges	—	(131)
Estimated loss on regulatory disallowance	88	88
Gain on dispositions, net	(7)	(3)
Total operating expenses	3,763	(1,385)
Operating income	939	125
Earnings from equity method investments	140	(8)
Interest expense, net of amounts capitalized	310	47
Other income (expense), net	57	4
Earnings before income taxes	826	74
Income taxes	211	31
Net Income	$615	$43
Operating Revenues
Operating revenues in 2023 were $4.7 billion, reflecting a $1.3 billion, or 21.1%, decrease compared to 2022. Details of operating revenues were as follows:

2023
(in millions)
Operating revenues – prior year	$5,962
Estimated change resulting from –
Infrastructure replacement programs and base rate changes	194
Gas costs and other cost recovery	(1,323)
Gas marketing services	(93)
Other	(38)
Operating revenues – current year	$4,702
Revenues from infrastructure replacement programs and base rate changes increased in 2023 primarily due to rate increases at the natural gas distribution utilities and continued investment in infrastructure replacement, partially offset by lower volumes sold and regulatory disallowances at Nicor Gas. See Note 2 to the financial statements under "Southern Company Gas" for additional information.
Revenues associated with gas costs and other cost recovery decreased in 2023 primarily due to lower natural gas cost recovery associated with lower natural gas prices, the timing of natural gas purchases, and the recovery of those costs from customers. The natural gas distribution utilities have weather or revenue normalization mechanisms that mitigate revenue fluctuations from

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
customer consumption changes. Natural gas distribution rates include provisions to adjust billings for fluctuations in natural gas costs. Therefore, gas costs recovered through natural gas revenues generally equal the amount expensed in cost of natural gas and do not affect net income from gas distribution operations. See "Cost of Natural Gas" herein for additional information.
Revenues from gas marketing services decreased in 2023 primarily due to lower natural gas prices and the timing of unrealized hedge losses.
Customer Count
The number of customers served by gas distribution operations and gas marketing services can be impacted by natural gas prices, economic conditions, and competition from alternative fuels. Gas distribution operations' and gas marketing services' customers are primarily located in Georgia and Illinois.
The following table provides the number of customers served by Southern Company Gas at December 31, 2023 and 2022:

	2023	2022
	(in thousands, except market share %)
Gas distribution operations	4,374	4,358
Gas marketing services
Energy customers	665	622
Market share of energy customers in Georgia	30.0%	29.3%
Southern Company Gas anticipates customer growth and uses a variety of targeted marketing programs to attract new customers and to retain existing customers.
Cost of Natural Gas
Excluding Atlanta Gas Light, which does not sell natural gas to end-use customers, natural gas distribution rates include provisions to adjust billings for fluctuations in natural gas costs. Therefore, gas costs recovered through natural gas revenues generally equal the amount expensed in cost of natural gas and do not affect net income from gas distribution operations. See Note 2 to the financial statements under "Southern Company Gas – Natural Gas Cost Recovery" for additional information. Cost of natural gas at gas distribution operations represented 83.5% of the total cost of natural gas for 2023.
Gas marketing services customers are charged for actual and estimated natural gas consumed. Cost of natural gas includes the cost of fuel and associated transportation costs, lost and unaccounted for gas, and gains and losses associated with certain derivatives.
In 2023, cost of natural gas was $1.6 billion, a decrease of $1.4 billion, or 45.3%, compared to 2022, which reflects lower gas cost recovery in 2023 as a result of a 58.8% decrease in natural gas prices compared to 2022.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
Volumes of Natural Gas Sold
Southern Company Gas' natural gas volume metrics for gas distribution operations and gas marketing services illustrate the effects of weather and customer demand for natural gas.
The following table details the volumes of natural gas sold during all periods presented:

			2023 vs. 2022
	2023	2022	% Change
Gas distribution operations (mmBtu in millions)
Firm	625	707	(11.6)%
Interruptible	93	93	—
Total	718	800	(10.3)%
Gas marketing services (mmBtu in millions)
Firm:
Georgia	33	35	(5.7)%
Other	19	18	5.6
Interruptible large commercial and industrial	14	14	—
Total	66	67	(1.5)%
Other Operations and Maintenance Expenses
In 2023, other operations and maintenance expenses increased $18 million, or 1.5%, compared to 2022. The increase was primarily due to increases of $70 million in compensation and benefits and $20 million related to energy service contracts, partially offset by a decrease of $60 million in expenses passed through to customers primarily related to bad debt and energy efficiency programs at gas distribution operations. See Note 2 to the financial statements under "Southern Company Gas" for additional information.
Depreciation and Amortization
In 2023, depreciation and amortization increased $23 million, or 4.1%, compared to 2022. The increase was primarily due to continued infrastructure investments at the natural gas distribution utilities. See Note 2 to the financial statements under "Southern Company Gas – Infrastructure Replacement Programs and Capital Projects" for additional information.
Taxes Other Than Income Taxes
In 2023, taxes other than income taxes decreased $20 million, or 7.1%, compared to 2022. The decrease was primarily due to a $29 million decrease in revenue taxes, partially offset by increases in payroll and property taxes.
Impairment Charges
In 2022, Southern Company Gas recorded pre-tax impairment charges totaling approximately $131 million ($99 million after tax) as a result of an agreement to sell two natural gas storage facilities. See Note 15 to the financial statements under "Southern Company Gas" for additional information.
Estimated Loss on Regulatory Disallowance
In 2023, Southern Company Gas recorded pre-tax charges related to the disallowance of certain capital investments at Nicor Gas, $88 million of which was recorded in estimated loss on regulatory disallowance. See Note 2 under "Southern Company Gas – Infrastructure Replacement Programs and Capital Projects – Nicor Gas" for additional information.
Interest Expense, Net of Amounts Capitalized
In 2023, interest expense, net of amounts capitalized increased $47 million, or 17.9%, compared to 2022. The increase reflects $43 million related to higher interest rates and $8 million related to higher average outstanding borrowings. See Note 8 to the financial statements for additional information.
Income Taxes
In 2023, income taxes increased $31 million, or 17.2%, compared to 2022. The increase was primarily due to $33 million of tax benefit in 2022 related to the impairment charges associated with the sale of two natural gas storage facilities and higher taxes

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
related to increased earnings, partially offset by approximately $24 million related to the regulatory disallowances at Nicor Gas. See Notes 2 and 15 to the financial statements under "Southern Company Gas" and Note 10 to the financial statements for additional information.
Segment Information

	2023			2022
	Operating Revenues	Operating Expenses	Net Income (Loss)	Operating Revenues	Operating Expenses	Net Income (Loss)
	(in millions)			(in millions)
Gas distribution operations	$4,105	$3,301	$441	$5,267	$4,464	$470
Gas pipeline investments	32	10	98	32	11	107
Gas marketing services	548	418	91	638	505	94
All other	36	40	(15)	55	190	(99)
Intercompany eliminations	(19)	(6)	—	(30)	(22)	—
Consolidated	$4,702	$3,763	$615	$5,962	$5,148	$572
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
In 2023, net income decreased $29 million, or 6.2%, compared to 2022. Operating revenues decreased $1.2 billion primarily due to lower gas cost recovery and lower volumes sold, partially offset by rate increases and continued investment in infrastructure replacement. Gas costs recovered through natural gas revenues generally equal the amount expensed in cost of natural gas. Operating expenses decreased $1.2 billion primarily due to a $1.3 billion decrease in the cost of natural gas as a result of lower gas prices compared to 2022 and lower taxes other than income taxes, partially offset by $88 million related to the regulatory disallowances at Nicor Gas, higher depreciation resulting from additional assets placed in service, higher compensation and benefits expenses, and a $20 million increase related to energy service contracts. The decrease in operating expenses also includes costs passed through directly to customers, primarily related to bad debt expenses, energy efficiency programs, and revenue taxes. The decrease in net income also includes an increase of $46 million in interest expense, net of amounts capitalized primarily due to higher interest rates and higher average outstanding debt, partially offset by a $19 million decrease in income taxes primarily as a result of the tax benefit resulting from the regulatory disallowances at Nicor Gas. See Note 2 to the financial statements under "Southern Company Gas" for additional information.
Gas Pipeline Investments
Gas pipeline investments consists primarily of joint ventures in natural gas pipeline investments including SNG and Dalton Pipeline. In 2023, net income decreased $9 million compared to 2022. The decrease was primarily due to lower earnings at SNG resulting from higher expenses. See Note 7 to the financial statements under "Southern Company Gas" for additional information.
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
In 2023, net income decreased $3 million, or 3.2%, compared to 2022. The decrease was due to a $90 million decrease in operating revenues primarily due to lower gas prices and the timing of unrealized hedge losses, largely offset by an $87 million decrease in operating expenses primarily related to a $106 million decrease in cost of gas, partially offset by higher compensation and benefits.
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
In 2023, net income increased $84 million compared to 2022. The increase was primarily due to a decrease in operating expenses primarily related to pre-tax impairment charges in 2022 totaling approximately $131 million ($99 million after tax) as a result of an agreement to sell two natural gas storage facilities, lower depreciation, lower cost of gas, and lower taxes other than income taxes, partially offset by a decrease in operating revenues of $19 million and an increase in income taxes. See Note 10 to the financial statements and Note 15 to the financial statements under "Southern Company Gas" for additional information.
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
For the traditional electric operating companies, these factors include the ability to maintain constructive regulatory environments that allow for the timely recovery of prudently-incurred costs during a time of increasing costs, including those related to projected long-term demand growth, stringent environmental standards, including CCR rules, safety, system reliability and resiliency, fuel, restoration following major storms, and capital expenditures, including constructing new electric generating plants and expanding and improving the transmission and distribution systems; continued customer growth; and the trends of higher inflation and reduced electricity usage per customer, especially in residential and commercial markets. For Georgia Power, other major factors are completing construction and start-up of Plant Vogtle Unit 4 and meeting the related cost and schedule projections.
Earnings in the electricity business will also depend upon maintaining and growing sales, considering, among other things, the adoption and/or penetration rates of increasingly energy-efficient technologies and increasing volumes of electronic commerce transactions, which could contribute to a net reduction in customer usage.
Global and U.S. economic conditions continue to be affected by higher-than-expected inflation that arose from the COVID-19 pandemic and associated policy responses of governments and central banks. In response to elevated inflation levels, the U.S. Federal Reserve raised interest rates faster than any rate increase cycle in the last 40 years. The actions by the U.S. Federal Reserve have helped to slow the rate of inflation and curtail economic activity. Although target levels of inflation have yet to be achieved, the U.S. Federal Reserve has indicated its current intention to pause future rate increases and evaluate rate cuts in the near term. The shifting economic policy variables and weakening of historic relationships among economic activity, prices, and employment have increased the uncertainty of future levels of economic activity, which will directly impact future energy demand and operating costs. Weakening economic activity increases the risk of slowing or declining energy sales. See RESULTS OF OPERATIONS herein for information on energy sales in the Southern Company system's service territory during 2023.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
The level of future earnings for Southern Power's competitive wholesale electric business depends on numerous factors including the parameters of the wholesale market and the efficient operation of its wholesale generating assets; Southern Power's ability to execute its growth strategy through the development, construction, or acquisition of renewable facilities and other energy projects while containing costs; regulatory matters; customer creditworthiness; total electric generating capacity available in Southern Power's market areas; Southern Power's ability to successfully remarket capacity as current contracts expire; renewable portfolio standards; continued availability of federal and state ITCs and PTCs, which could be impacted by future tax legislation; transmission constraints; cost of generation from units within the Southern Company power pool; and operational limitations. See "Income Tax Matters" herein for information regarding the IRA's expansion of the availability of federal ITCs and PTCs. Also see Notes 10 and 15 to the financial statements for additional information.
The level of future earnings for Southern Company Gas' primary business of distributing natural gas and its complementary businesses in the gas pipeline investments and gas marketing services sectors depends on numerous factors. These factors include the natural gas distribution utilities' ability to maintain constructive regulatory environments that allow for the timely recovery of prudently-incurred costs, including those related to projected long-term demand growth, safety, system reliability and resiliency, natural gas, and capital expenditures, including expanding and improving the natural gas distribution systems; the completion and subsequent operation of ongoing infrastructure and other construction projects; customer creditworthiness; and certain policies to limit the use of natural gas, such as the potential in Illinois and across certain other parts of the U.S. for state or municipal bans on the use of natural gas or policies designed to promote electrification. The volatility of natural gas prices has an impact on Southern Company Gas' customer rates, its long-term competitive position against other energy sources, and the ability of Southern Company Gas' gas marketing services business to capture value from locational and seasonal spreads. Additionally, changes in commodity prices, primarily driven by tight gas supplies, geopolitical events, and diminished gas production, subject a portion of Southern Company Gas' operations to earnings variability and may result in higher natural gas prices. Additional economic factors may contribute to this environment. The demand for natural gas may increase, which may cause natural gas prices to rise and drive higher volatility in the natural gas markets on a longer-term basis. Alternatively, a significant drop in oil and natural gas prices could lead to a consolidation of natural gas producers or reduced levels of natural gas production.
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
Mississippi Power provides service under long-term contracts with rural electric cooperative associations and a municipality located in southeastern Mississippi under requirements cost-based electric tariffs which are subject to regulation by the FERC. The contracts with these wholesale customers represented 14.0% of Mississippi Power's total operating revenues in 2023.
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
Environmental Matters
The Southern Company system's operations are regulated by state and federal environmental agencies through a variety of laws and regulations governing air, water, land, avian and other wildlife and habitat protection, and other natural resources. The Southern Company system maintains comprehensive environmental compliance and GHG strategies to assess both current and upcoming requirements and compliance costs associated with these environmental laws and regulations. New or revised environmental laws and regulations could further affect many areas of operations for the Subsidiary Registrants. The costs required to comply with environmental laws and regulations and to achieve stated goals, including capital expenditures, operations and maintenance costs, and costs reflected in ARO liabilities, may impact future electric generating unit retirement and replacement decisions (which are generally subject to approval from the traditional electric operating companies' respective state PSCs), results of operations, cash flows, and/or financial condition. Related costs may result from the installation of additional environmental controls, closure and monitoring of CCR facilities, unit retirements, or changing fuel sources for certain existing

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
units, as well as related upgrades to the Southern Company system's transmission and distribution (electric and natural gas) systems. A major portion of these costs is expected to be recovered through retail and wholesale rates, including existing ratemaking and billing provisions. The ultimate impact of environmental laws and regulations and the GHG goals discussed herein cannot be determined at this time and will depend on various factors, such as state adoption and implementation of requirements, the availability and cost of any deployed technology, fuel prices, the outcome of pending and/or future legal challenges and regulatory matters, and the ability to continue recovering the related costs, through rates for the traditional electric operating companies and the natural gas distribution utilities and/or through long-term wholesale agreements for the traditional electric operating companies and Southern Power.
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
Southern Power's PPAs generally contain provisions that permit charging the counterparty for some of the new costs incurred as a result of changes in environmental laws and regulations. Since Southern Power's units are generally newer natural gas and renewable generating facilities, costs associated with environmental compliance for these facilities have been less significant than for similarly situated coal or older natural gas generating facilities. Environmental, natural resource, and land use concerns, including the applicability of air quality limitations, the potential presence of wetlands or threatened and endangered species, the availability of water withdrawal rights, uncertainties regarding impacts such as increased light or noise, and concerns about potential adverse health impacts can, however, increase the cost of siting and/or operating any type of existing or future facility. The impact of such laws, regulations, and other considerations on Southern Power and subsequent recovery through PPA provisions cannot be determined at this time.
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
Although the timing, requirements, and estimated costs could change as environmental laws and regulations are adopted or modified, as compliance plans are revised or updated, and as legal challenges to rules are initiated or completed, estimated capital expenditures through 2028 based on the current environmental compliance strategy for the Southern Company system and the traditional electric operating companies are as follows:

	2024	2025	2026	2027	2028	Total
	(in millions)
Southern Company	$150	$141	$112	$92	$30	$525
Alabama Power	45	47	40	35	19	186
Georgia Power	92	80	60	32	10	274
Mississippi Power	13	13	12	26	1	65
These estimates do not include compliance costs associated with potential regulation of GHG emissions or the proposed ELG Supplemental Rule. See "Environmental Laws and Regulations – Greenhouse Gases" and " – Water Quality" herein for additional information. The Southern Company system also anticipates substantial expenditures associated with ash pond closure and groundwater monitoring under the CCR Rule and related state rules, which are reflected in the applicable Registrants' ARO liabilities. See FINANCIAL CONDITION AND LIQUIDITY – "Cash Requirements" herein and Note 6 to the financial statements for additional information.
Environmental Laws and Regulations
Air Quality
Since 1990, the Southern Company system reduced SO2 and NOX air emissions by 99% and 92%, respectively, through 2022. Since 2005, the Southern Company system reduced mercury air emissions by 97% through 2022.
On February 13, 2023, the EPA published a final rule disapproving 19 state implementation plans (SIPs), including the States of Alabama and Mississippi, under the interstate transport (good neighbor) provisions of the Clean Air Act for the 2015 Ozone National Ambient Air Quality Standards (NAAQS). On March 14, 2023 and March 15, 2023, the State of Mississippi and Mississippi Power, respectively, challenged the EPA's disapproval of the Mississippi SIP in the U.S. Court of Appeals for the

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
Fifth Circuit. On June 8, 2023, the U.S. Court of Appeals for the Fifth Circuit stayed the EPA's disapproval of the Mississippi SIP, pending appeal. On April 13, 2023 and April 14, 2023, the State of Alabama, Alabama Power, and PowerSouth Energy Cooperative challenged the EPA's disapproval of the Alabama SIP in the U.S. Court of Appeals for the Eleventh Circuit. On August 17, 2023, the U.S. Court of Appeals for the Eleventh Circuit stayed the EPA's disapproval of the Alabama SIP, pending appeal.
On June 5, 2023, the EPA published the 2015 Ozone NAAQS Good Neighbor federal implementation plan (FIP), which requires reductions in NOX emissions from sources in 23 states, including Alabama and Mississippi, to assure those states satisfy their Clean Air Act good neighbor obligations for the 2015 Ozone NAAQS. Georgia and North Carolina have approved interstate transport SIPs addressing the 2015 Ozone NAAQS and are not subject to this rule. On June 16, 2023 and June 27, 2023, the State of Mississippi and Mississippi Power, respectively, challenged the FIP for Mississippi in the U.S. Court of Appeals for the Fifth Circuit. On August 4, 2023, the State of Alabama, Alabama Power, and PowerSouth Energy Cooperative challenged the FIP for Alabama in the U.S. Court of Appeals for the Eleventh Circuit. Both cases are being held in abeyance pending resolution of the Mississippi SIP disapproval and Alabama SIP disapproval cases, respectively.
In July and September 2023, the EPA published an Interim Final Rule and an updated Interim Final Rule that stays the implementation of the FIPs for states with judicially stayed SIP disapprovals, including Mississippi and Alabama, respectively. The Interim Final Rule revises the existing regulations to maintain currently applicable trading programs for those states.
The ultimate impact of the rule and associated legal matters cannot be determined at this time; however, implementation of the FIPs will likely result in increased compliance costs for the traditional electric operating companies.
Water Quality
In 2020, the EPA published the final steam electric ELG reconsideration rule (ELG Reconsideration Rule), a reconsideration of the 2015 ELG rule's limits on bottom ash transport water and flue gas desulfurization wastewater that extended the latest applicability date for both discharges to December 31, 2025. The ELG Reconsideration Rule also updated the voluntary incentive program and provided new subcategories for low utilization electric generating units and electric generating units that will permanently cease coal combustion by 2028. On March 29, 2023, the EPA published a proposed ELG Supplemental Rule revising certain effluent limits of the 2020 and 2015 ELG rules. The proposal imposes more stringent requirements for flue gas desulfurization wastewater, bottom ash transport water, and combustion residual leachate to be met no later than December 31, 2029. The EPA is also proposing that a limited number of facilities already achieving compliance with the 2020 ELG Reconsideration Rule be allowed to elect retirement or repowering by December 31, 2032 as opposed to meeting the new more stringent requirements. The proposal maintains the 2020 ELG Reconsideration Rule's permanent cessation of coal combustion subcategory allowing units to continue to operate until the end of 2028 without having to install additional technologies. The proposal also maintains the Voluntary Incentive Program (VIP) subcategory, which allows units to comply with VIP limits by December 31, 2028. A final rule is anticipated in 2024. The ultimate impact of this proposal cannot be determined at this time; however, it may result in significant compliance costs.
As required by the ELG Reconsideration Rule, in 2021, Alabama Power and Georgia Power each submitted initial notices of planned participation (NOPP) for applicable units seeking to qualify for these cessation of coal combustion or VIP subcategories that require compliance by December 31, 2028.
Alabama Power submitted its NOPP to the Alabama Department of Environmental Management (ADEM) indicating plans to retire Plant Barry Unit 5 (700 MWs) and to cease using coal and begin operating solely on natural gas at Plant Barry Unit 4 (350 MWs) and Plant Gaston Unit 5 (880 MWs). Alabama Power, as agent for SEGCO, indicated plans to retire Plant Gaston Units 1 through 4 (1,000 MWs). However, Alabama Power, in conjunction with Georgia Power, is evaluating extending the operation of Plant Gaston Units 1 through 4 beyond the indicated retirement date. The NOPP submittals are subject to the review of the ADEM. Plant Barry Unit 4 ceased using coal and began to operate solely on natural gas in December 2022. See Notes 2 and 7 to the financial statements under "Georgia Power – Integrated Resource Plans" and "SEGCO," respectively, for additional information.
The remaining assets for which Alabama Power has indicated retirement, due to early closure or repowering of the unit to natural gas, have net book values totaling approximately $1.2 billion (excluding capitalized asset retirement costs which are recovered through Rate CNP Compliance) at December 31, 2023. Based on an Alabama PSC order, Alabama Power is authorized to establish a regulatory asset to record the unrecovered investment costs, including the plant asset balance and the site removal and closure costs, associated with unit retirements caused by environmental regulations (Environmental Accounting Order). Under the Environmental Accounting Order, the regulatory asset would be amortized and recovered over an affected unit's remaining useful life, as established prior to the decision regarding early retirement, through Rate CNP Compliance. See Note 2 to the financial statements under "Alabama Power – Rate CNP Compliance" and " – Environmental Accounting Order" for additional information.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
Georgia Power submitted its NOPP to the Georgia Environmental Protection Division (EPD) indicating plans to retire Plant Wansley Units 1 and 2 (926 MWs based on 53.5% ownership), which occurred in August 2022, Plant Bowen Units 1 and 2 (1,400 MWs), and Plant Scherer Unit 3 (614 MWs based on 75% ownership) on or before the compliance date of December 31, 2028. Georgia Power also submitted a NOPP indicating plans to pursue compliance with the ELG Reconsideration Rule for Plant Scherer Units 1 and 2 (137 MWs based on 8.4% ownership) through the voluntary incentive program by no later than December 31, 2028. Georgia Power intends to comply with the ELG Rules for Plant Bowen Units 3 and 4 through the generally applicable requirements by December 31, 2025; therefore, no NOPP submission was required for these units. The NOPP submittals and generally applicable requirements are subject to the review of the Georgia EPD and decisions related to retirement or continued operation of units are subject to Georgia PSC approval. See Note 2 to the financial statements under "Georgia Power – Integrated Resource Plans" for additional information.
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
The Holistic Approach to Closure: Part A rule, finalized in 2020, revised the deadline to stop sending CCR and non-CCR wastes to unlined surface impoundments to April 11, 2021 and established a process for the EPA to approve extensions to the deadline. The traditional electric operating companies stopped sending CCR and non-CCR wastes to their unlined impoundments prior to April 11, 2021 and, therefore, did not submit requests for extensions. Beginning in January 2022, the EPA issued numerous Part A determinations that state its current positions on a variety of CCR Rule compliance requirements, such as criteria for groundwater corrective action and CCR unit closure. The traditional electric operating companies are working with state regulatory agencies to determine whether the EPA's current positions may impact closure and groundwater monitoring plans.
In April 2022, the Utilities Solid Waste Activities Group and a group of generating facility operators filed petitions for review in the U.S. Court of Appeals for the D.C. Circuit challenging whether the EPA's January 2022 actions establish new legislative rules that should have gone through notice-and-comment rulemaking. A decision by the court is expected in 2024. The ultimate impacts of the EPA's current positions are subject to the outcome of the pending litigation and any potential future rulemaking and cannot be determined at this time.
On May 18, 2023, the EPA published a proposed rule to establish two new categories of federally regulated CCR, legacy surface impoundments and CCR management units (CCRMUs). The proposal establishes accelerated compliance deadlines for legacy surface impoundments to meet regulatory requirements, including a requirement to initiate closure within 12 months after the effective date of the final rule. The EPA is also proposing a definition for CCRMUs. The EPA's proposal would also require facility evaluations to be completed at both active facilities and inactive facilities with one or more legacy surface impoundment to determine the presence or absence of CCRMUs. CCRMUs must comply with the CCR Rule's provisions for groundwater monitoring, corrective action, closure, and post-closure activities. On November 14, 2023, the EPA published a Notice of Data Availability supplementing the proposed rule, which sought comment on new data and a supplemental risk assessment that could be used to support final rulemaking. A final rule is anticipated in 2024. The ultimate impact of this proposal cannot be determined at this time; however, it may result in significant compliance costs.
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

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
Greenhouse Gases
On May 23, 2023, the EPA published proposed GHG standards and state plan guidelines for fossil fuel-fired power plants, which would require GHG limits for subcategories of both new and existing units based on technologies such as carbon capture and sequestration, low-GHG hydrogen co-firing, and natural gas co-firing. The proposed standards for new combustion turbines include subcategories for different operational uses including peaking, intermediate, and base load. Compliance with new source standards, once finalized, begins when the unit comes online. The proposed state plan guidelines for existing units include subcategories based on unit type, retirement date, size, and capacity factor. The EPA is proposing a 24-month state plan submission deadline for the existing unit implementation and may allow states to implement some limited form of trading and averaging for the state plans. Existing source compliance is proposed to begin as early as January 1, 2030, depending on the unit type and subcategory. The EPA also proposes to simultaneously repeal the Affordable Clean Energy rule. On November 17, 2023, the EPA published a final rule updating the regulations governing the processes and timelines for state and federal plans to implement existing source GHG performance standards. While this rule establishes the general requirements and timelines for states to follow in implementing the EPA's emissions guidelines, the pending final rule for GHG emissions from fossil fuel-fired power plants is expected to include schedules and other implementation requirements that will supersede these general provisions. On November 20, 2023, the EPA published a Supplemental Notice of Proposed Rulemaking for the pending rules for fossil fuel-fired power plants requesting additional input on how the EPA should address reliability concerns in the final rules. A final rule is anticipated in 2024. The ultimate impact of this proposal cannot be determined at this time; however, it may result in significant compliance costs.
In 2021, the United States officially rejoined the Paris Agreement. The Paris Agreement establishes a non-binding universal framework for addressing GHG emissions based on nationally determined emissions reduction contributions and sets in place a process for tracking progress towards the goals every five years. In 2021, President Biden announced a new target for the United States to achieve a 50% to 52% reduction in economy-wide GHG emissions from 2005 levels by 2030. The target was accepted by the United Nations as the United States' nationally determined emissions reduction contribution under the Paris Agreement.
Additional GHG policies, including legislation, may emerge in the future requiring the United States to accelerate its transition to a lower GHG emitting economy; however, associated impacts are currently unknown. The Southern Company system has transitioned from an electric generating mix of 70% coal and 15% natural gas in 2007 to a mix of 17% coal and 54% natural gas in 2023. This transition has been supported in part by the Southern Company system retiring over 6,700 MWs of coal-fired generating capacity since 2010 and converting 3,700 MWs of generating capacity from coal to natural gas since 2015. In addition, the Southern Company system's capacity mix consists of over 11,600 MWs of renewable and storage facilities through ownership and long-term PPAs. See "Environmental Laws and Regulations – Water Quality" herein for information on plans to retire or convert to natural gas additional coal-fired generating capacity. In addition, Southern Company Gas has replaced over 6,000 miles of pipe material that was more prone to fugitive emissions (unprotected steel and cast-iron pipe), resulting in mitigation of more than 3.3 million metric tons of CO2 equivalents from its natural gas distribution system since 1998.
The following table provides the Registrants' 2022 and preliminary 2023 Scope 1 GHG emissions based on equity share of facilities:

	2022	Preliminary 2023
	(in million metric tons of CO2 equivalent)
Southern Company(*)	85	80
Alabama Power(*)	35	28
Georgia Power	23	24
Mississippi Power	9	9
Southern Power	13	13
Southern Company Gas(*)	2	2
(*)Includes GHG emissions attributable to disposed assets through the date of the applicable disposition and to acquired assets beginning with the date of the applicable acquisition. See Note 15 to the financial statements for additional information.
Southern Company system management has established an intermediate goal of a 50% reduction in GHG emissions from 2007 levels by 2030 and a long-term goal of net zero GHG emissions by 2050. Based on the preliminary 2023 emissions, the Southern Company system has achieved an estimated GHG emission reduction of 49% since 2007. GHG emissions decreased in 2023 when compared to 2022 as coal generation was displaced by lower carbon generation, including from Plant Vogtle Unit 3, as discussed further under RESULTS OF OPERATIONS – "Southern Company – Electricity Business" herein. Southern Company system management expects to achieve GHG reductions of greater than 50% as early as 2025, five years earlier than the established interim goal, and remain close to 50% through the late 2020s, followed thereafter by continued reductions. While none

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
of Southern Company's subsidiaries are currently subject to renewable portfolio standards or similar requirements, management of the traditional electric operating companies is working with applicable regulators through their IRP processes to continue the generating fleet transition in a manner responsible to customers, communities, employees, and other stakeholders. Achievement of these goals is dependent on many factors, including natural gas prices and the pace and extent of development and deployment of low- to no-GHG energy technologies and negative carbon concepts. Southern Company system management plans to continue to pursue a diverse portfolio including low-carbon and carbon-free resources and energy efficiency resources; continue to transition the Southern Company system's generating fleet and make the necessary related investments in transmission and distribution systems; implement initiatives to reduce natural gas distribution operational emissions; continue its research and development with a particular focus on technologies that lower GHG emissions, including methods of removing carbon from the atmosphere; and constructively engage with policymakers, regulators, investors, customers, and other stakeholders to support outcomes leading to a net zero future.
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
For the traditional electric operating companies, major generation construction projects are subject to state PSC approval in order to be included in retail rates. The largest construction project currently underway in the Southern Company system is Plant Vogtle Unit 4. See Note 2 to the financial statements under "Georgia Power – Nuclear Construction" for additional information. Also see Note 2 to the financial statements under "Georgia Power – Integrated Resource Plans" for information regarding Georgia Power's request with the Georgia PSC to develop, own, and operate three simple cycle combustion turbines at Plant Yates.
See Note 15 to the financial statements under "Southern Power" for information relating to Southern Power's construction of renewable energy facilities.
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
Southern Power works to maintain and expand its share of the wholesale market. During 2023, Southern Power continued to be successful in remarketing up to 438 MWs of annual natural gas generation capacity to load-serving entities through several PPAs extending over the next 16 years. Market demand is being driven by load-serving entities replacing expired purchase contracts and/or retired generation, as well as planning for future growth.
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

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
Tax Credits
Southern Company has received ITCs and PTCs in connection with investments in solar, wind, fuel cell, advanced nuclear, and battery energy storage facilities (co-located with existing solar facilities) primarily at Southern Power and Georgia Power.
Southern Power's ITCs relate to its investment in new solar facilities and battery energy storage facilities (co-located with existing solar facilities) that are acquired or constructed and its PTCs relate to the first 10 years of energy production from its wind facilities, which have had, and may continue to have, a material impact on Southern Power's cash flows and net income. At December 31, 2023, Southern Company and Southern Power had approximately $0.8 billion and $0.5 billion, respectively, of unutilized federal ITCs and PTCs, which are currently expected to be fully utilized by 2029, but could be further delayed. Since 2018, Southern Power has been utilizing tax equity partnerships for wind, solar, and battery energy storage projects, where the tax equity partner takes significantly all of the respective federal tax benefits. These tax equity partnerships are consolidated in Southern Company's and Southern Power's financial statements using the HLBV methodology to allocate partnership gains and losses.
In the third quarter 2023, Georgia Power started generating advanced nuclear PTCs for Plant Vogtle Unit 3 beginning on the in-service date of July 31, 2023. PTCs are recognized as an income tax benefit based on KWH production. In addition, pursuant to the Global Amendments to the Vogtle Joint Ownership Agreements (as defined in Note 2 to the financial statements under "Georgia Power – Nuclear Construction – Joint Owner Contracts"), Georgia Power is purchasing advanced nuclear PTCs for Plant Vogtle Unit 3 from the other Vogtle Owners. The gain recognized on the purchase of the joint owner PTCs is recognized as an income tax benefit. See Note 2 to the financial statements under "Georgia Power – Nuclear Construction" for additional information regarding Plant Vogtle Units 3 and 4.
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
Inflation Reduction Act
In August 2022, the IRA was signed into law. The IRA extends, expands, and increases ITCs and PTCs for clean energy projects, allows PTCs for solar projects, adds ITCs for stand-alone energy storage projects with an option to elect out of the tax normalization requirement, and allows for the transferability of the tax credits. The IRA extends and increases the tax credits for carbon capture and sequestration projects and adds tax credits for clean hydrogen and nuclear projects. Additional ITC and PTC amounts are available if the projects meet domestic content requirements or are located in low-income or energy communities. The IRA also enacted a 15% corporate minimum tax on book income, with material adjustments for pension costs and tax depreciation. The 15% corporate minimum tax on book income can be reduced by energy tax credits.
For solar projects placed in service in 2022 through 2032, the IRA provides for a 30% ITC and an option to claim a PTC instead of an ITC. Starting in 2023 and through 2032, the IRA provides for a 30% ITC for stand-alone energy storage projects. For wind projects placed in service in 2022 through 2032, the IRA provides for a 100% PTC, adjusted for inflation annually. For projects placed in service before 2022, the 2023 PTC rate is 2.8 cents per KWH. For projects placed in service in 2022 and later, the 2023 PTC rate is 2.75 cents per KWH. The same PTC rate applies for solar projects for which the PTC option has been elected. To realize the full value of ITCs and PTCs, the IRA requires satisfaction of prevailing wage and apprenticeship requirements.
In June 2023, the IRS issued temporary regulations related to the transferability of tax credits. During the fourth quarter 2023, Southern Power executed an agreement to transfer certain PTCs generated in 2023. The discount recognized was booked through income tax expense and was immaterial. Southern Company and certain subsidiaries are considering the sale of additional tax credits that are eligible to be transferred.
Implementation of the IRA provisions is subject to the issuance of additional guidance by the U.S. Treasury Department and the IRS. The Registrants are still evaluating the impacts and the ultimate outcome of this matter cannot be determined at this time.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
Natural Gas Safe Harbor Method
In April 2023, the IRS issued Revenue Procedure 2023-15, which provides a safe harbor tax method of accounting that taxpayers may use to determine whether certain expenditures to maintain, repair, replace, or improve natural gas transmission and distribution property must be capitalized or allowed as repair deductions. The revenue procedure allows multiple alternatives for implementation which will result in a tax accounting method change for Southern Company Gas' eligible expenditures. Due to the complexity of analysis needed and the various implementation options allowed under the revenue procedure, Southern Company and Southern Company Gas are still evaluating the impacts and the ultimate outcome of this matter cannot be determined at this time. See Note 10 to the financial statements under "Deferred Tax Assets and Liabilities – Tax Credit Carryforwards" for additional information.
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
ACCOUNTING POLICIES
Application of Critical Accounting Policies and Estimates
The Registrants prepare their financial statements in accordance with GAAP, which requires the use of estimates, judgments, and assumptions. Significant accounting policies are described in the notes to the financial statements. Detailed further herein are certain estimates made in the application of these policies that may have a material impact on the results of operations, financial condition, and related disclosures of the applicable Registrants (as indicated in the section descriptions herein). Different assumptions and measurements could produce estimates that are significantly different from those recorded in the financial statements. Senior management has reviewed and discussed these critical accounting policies and estimates with the Audit Committee of Southern Company's Board of Directors.
Utility Regulation (Southern Company, Alabama Power, Georgia Power, Mississippi Power, and Southern Company Gas)
The traditional electric operating companies and the natural gas distribution utilities are subject to retail regulation by their respective state PSCs or other applicable state regulatory agencies and wholesale regulation by the FERC. These regulatory agencies set the rates the traditional electric operating companies and the natural gas distribution utilities are permitted to charge customers based on allowable costs, including a reasonable ROE. As a result, the traditional electric operating companies and the natural gas distribution utilities apply accounting standards which require the financial statements to reflect the effects of rate regulation. Through the ratemaking process, the regulators may require the inclusion of costs or revenues in periods different than when they would be recognized by a non-regulated company. This treatment may result in the deferral of expenses and the recording of related regulatory assets based on anticipated future recovery through rates or the deferral of gains or creation of liabilities and the recording of related regulatory liabilities. The application of the accounting standards for rate regulated entities also impacts their financial statements as a result of the estimates of allowable costs used in the ratemaking process. These estimates may differ from those actually incurred by the traditional electric operating companies and the natural gas distribution utilities; therefore, the accounting estimates inherent in specific costs such as depreciation, AROs, and pension and other postretirement benefits have less of a direct impact on the results of operations and financial condition of the applicable Registrants than they would on a non-regulated company. Additionally, a regulatory agency may disallow recovery of all or a portion of certain assets. See Note 2 to the financial statements under "Southern Company Gas – Infrastructure Replacement Programs and Capital Projects – Nicor Gas" for information regarding the disallowance of certain capital investments at Nicor Gas and "Estimated Cost, Schedule, and Rate Recovery for the Construction of Plant Vogtle Units 3 and 4" herein for information regarding the Prudency Stipulation related to Georgia Power's construction of Plant Vogtle Units 3 and 4.
Revenues related to regulated utility operations as a percentage of total operating revenues in 2023 for the applicable Registrants were as follows: 89% for Southern Company, 98% for Alabama Power, 96% for Georgia Power, 99% for Mississippi Power, and 87% for Southern Company Gas.
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
In 2016, the Georgia PSC approved a settlement agreement (Vogtle Cost Settlement Agreement) resolving certain prudency matters in connection with Georgia Power's fifteenth VCM report. In January 2018, the Georgia PSC issued an order approving Georgia Power's seventeenth VCM report, which included a modification of the Vogtle Cost Settlement Agreement. The January 2018 order and the modified Vogtle Cost Settlement Agreement resolved certain regulatory matters related to Plant Vogtle Units 3 and 4 including, but not limited to: (i) Georgia Power's total project capital cost forecast of $7.3 billion (net of $1.7 billion received under the Guarantee Settlement Agreement and approximately $188 million in related customer refunds) was found reasonable and (ii) a prudence proceeding on cost recovery would occur subsequent to achieving fuel load for Unit 4. On December 19, 2023, the Georgia PSC voted to approve Georgia Power's Application as modified by the Prudency Stipulation. Under the terms of the approved Prudency Stipulation, Georgia Power will recover $7.562 billion in total construction and capital costs and associated retail rate base items of $1.02 billion, which includes AFUDC financing costs above $4.418 billion (the Georgia PSC-certified amount) up to $7.562 billion. The approval of the Application and the Prudency Stipulation resolves all issues for determination by the Georgia PSC regarding the reasonableness, prudence, and cost recovery for the remaining Plant Vogtle Units 3 and 4 construction and capital costs not already in retail base rates.
As of December 31, 2023, Georgia Power revised its total project capital cost forecast to $10.8 billion (net of $1.7 billion received under the Guarantee Settlement Agreement and approximately $188 million in related customer refunds). This forecast includes construction contingency of $36 million and is based on the actual in-service date of July 2023 for Unit 3 and a projected in-service date during the second quarter 2024 for Unit 4. Since 2018, established construction contingency and additional costs totaling $2.7 billion have been assigned to the base capital cost forecast. Georgia Power did not seek rate recovery for the $0.7 billion increase to the base capital cost forecast included in the nineteenth VCM report and charged to income by Georgia Power in the second quarter 2018 and, until the prudency proceeding described above, did not seek rate recovery for subsequent construction and additional contingency costs assigned to the base capital cost forecast. After considering the significant level of uncertainty that existed regarding the future recoverability of these costs since the ultimate outcome of these matters was subject to the outcome of assessments by management, as well as Georgia PSC decisions in the related regulatory proceedings, Georgia Power recorded total pre-tax charges to income of $1.1 billion ($0.8 billion after tax) in 2018; $149 million ($111 million after tax) and $176 million ($131 million after tax) in the second quarter and the fourth quarter 2020, respectively; $48 million ($36 million after tax), $460 million ($343 million after tax), $264 million ($197 million after tax), and $480 million ($358 million after tax) in the first quarter 2021, the second quarter 2021, the third quarter 2021, and the fourth quarter 2021, respectively; and $36 million ($27 million after tax), $32 million ($24 million after tax), and $148 million ($110 million after tax) in the second quarter 2022, the third quarter 2022, and the fourth quarter 2022, respectively. As a result of the Georgia PSC's approval of the Prudency Stipulation, Georgia Power recorded a pre-tax credit to income of approximately $228 million ($170 million after tax) in the fourth quarter 2023 to recognize CWIP costs previously charged to income, which are now recoverable through retail rates. Associated AFUDC on these costs was also recognized.
In September 2022, Georgia Power and MEAG Power reached an agreement to resolve a dispute regarding the cost-sharing and tender provisions of the Global Amendments (as defined in Note 2 to the financial statements under "Georgia Power – Nuclear Construction – Joint Owner Contracts"). Under the terms of the agreement, among other items, (i) MEAG Power will not exercise its tender option and will retain its full ownership interest in Plant Vogtle Units 3 and 4; (ii) Georgia Power will reimburse a portion of MEAG Power's costs of construction for Plant Vogtle Units 3 and 4 as such costs are incurred and with no further adjustment for force majeure costs, which payments will total approximately $92 million based on the current project capital cost forecast; and (iii) Georgia Power will reimburse 20% of MEAG Power's costs of construction with respect to any amounts over the current project capital cost forecast, with no further adjustment for force majeure costs.
On October 5, 2023 and October 17, 2023, Georgia Power reached agreements with OPC and Dalton, respectively, to resolve its respective dispute with each of OPC and Dalton regarding the cost-sharing and tender provisions of the Global Amendments. Under the terms of the agreements with OPC and Dalton, among other items, (i) each of OPC and Dalton retracted its exercise of the tender option and will retain its full ownership interest in Plant Vogtle Units 3 and 4, (ii) Georgia Power made payments immediately after execution of the agreements of $308 million and $17 million to OPC and Dalton, respectively, representing payment for a portion of each of OPC's and Dalton's costs of construction for Plant Vogtle Units 3 and 4 previously incurred, (iii) Georgia Power will pay a portion of each of OPC's and Dalton's further costs of construction for Plant Vogtle Units 3 and 4 as such costs are incurred and with no further adjustment for force majeure costs, which payments will be in an aggregate amount of approximately $105 million and $6 million for OPC and Dalton, respectively, based on the current project capital cost forecast,

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
and (iv) Georgia Power will pay 66% of each of OPC's and Dalton's costs of construction with respect to any amounts above the current project capital cost forecast, with no further adjustment for force majeure costs.
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
As part of its ongoing processes, Southern Nuclear continues to evaluate cost and schedule forecasts for Unit 4 on a regular basis to incorporate current information available, particularly in the areas of start-up testing and related test results and engineering support.
The projected schedule for Unit 4 significantly depends on the progression of start-up and pre-operational testing, which may be impacted by equipment or other operational failures. Any further delays could result in a later in-service date and cost increases.
Various design and other licensing-based compliance matters may result in additional license amendment requests or require other resolution. If any license amendment requests or other licensing-based compliance issues are not resolved in a timely manner, there may be delays in the Unit 4 project schedule that could result in increased costs.
The ultimate outcome of these matters cannot be determined at this time. However, any extension of the in-service date beyond June 2024 for Unit 4, including the current level of cost sharing described in Note 2, is estimated to result in additional base capital costs for Georgia Power of up to $25 million per month as well as any additional related construction, support resources, or testing costs. Pursuant to the Prudency Stipulation, any further changes to the capital cost forecast will not be recoverable through regulated rates and will be required to be charged to income, and such charges could be material.
Given the significant complexity involved in estimating the future costs to complete construction and start-up of Plant Vogtle Unit 4, as well as the potential impact on results of operations and cash flows, Southern Company and Georgia Power consider these items to be critical accounting estimates. See Note 2 to the financial statements under "Georgia Power – Nuclear Construction" for additional information.
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
Asset Retirement Obligations (Southern Company, Alabama Power, Georgia Power, Mississippi Power, and Southern Company Gas)
Estimating AROs requires significant judgment. AROs are computed as the present value of the estimated costs for an asset's future retirement and are recorded in the period in which the liability is incurred. The estimated costs are capitalized as part of the

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
related long-lived asset and depreciated over the asset's useful life. In the absence of quoted market prices, AROs are estimated using present value techniques in which estimates of future cash outlays associated with the asset retirements are discounted using a credit-adjusted risk-free rate. Estimates of the timing and amounts of future cash outlays are based on projections of when and how the assets will be retired and the cost of future removal activities.
The ARO liabilities for the traditional electric operating companies primarily relate to facilities that are subject to the CCR Rule and the related state rules, principally ash ponds. In addition, Alabama Power and Georgia Power have retirement obligations related to the decommissioning of nuclear facilities (Alabama Power's Plant Farley and Georgia Power's ownership interests in Plant Hatch and Plant Vogtle Units 1 through 3). Other significant AROs include various landfill sites and asbestos removal for Alabama Power, Georgia Power, and Mississippi Power and gypsum cells and mine reclamation for Mississippi Power.
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
The cost estimates for AROs related to the disposal of CCR are based on information using various assumptions related to closure and post-closure costs, timing of future cash outlays, inflation and discount rates, and the potential methods for complying with the CCR Rule and the related state rules. The traditional electric operating companies have periodically updated, and expect to continue periodically updating, their related cost estimates and ARO liabilities for each CCR unit as additional information related to these assumptions becomes available. Some of these updates have been, and future updates may be, material. The cost estimates for Alabama Power are based on closure-in-place for all ash ponds. The cost estimates for Georgia Power and Mississippi Power are based on a combination of closure-in-place for some ash ponds and closure by removal for others. Additionally, the closure designs and plans in the States of Alabama and Georgia are subject to approval by environmental regulatory agencies. See Note 6 to the financial statements and FUTURE EARNINGS POTENTIAL – "Environmental Matters – Environmental Laws and Regulations – Coal Combustion Residuals" herein for additional information, including updates to AROs related to ash ponds recorded during 2023 by certain Registrants.
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

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
The following table illustrates the sensitivity to changes in the applicable Registrants' long-term assumptions with respect to the discount rate, salary increases, and the long-term rate of return on plan assets:

Increase/(Decrease) in
25 Basis Point Change in:	Total Benefit Expense for 2024	Projected Obligation for Pension Plan at December 31, 2023	Projected Obligation for Other Postretirement Benefit Plans at December 31, 2023
(in millions)
Discount rate:
Southern Company	$35/$(32)	$419/$(397)	$34/$(32)
Alabama Power	$9/$(9)	$101/$(96)	$9/$(8)
Georgia Power	$9/$(9)	$122/$(116)	$11/$(11)
Mississippi Power	$2/$(1)	$18/$(18)	$1/$(1)
Southern Company Gas	$2/$(2)	$27/$(25)	$4/$(4)
Salaries:
Southern Company	$18/$(17)	$87/$(84)	$–/$–
Alabama Power	$5/(5)	$24/$(23)	$–/$–
Georgia Power	$5/(5)	$23/$(23)	$–/$–
Mississippi Power	$1/$(1)	$4/$(4)	$–/$–
Southern Company Gas	$1/$(1)	$3/$(3)	$–/$–
Long-term return on plan assets:
Southern Company	$41/$(41)	N/A	N/A
Alabama Power	$10/$(10)	N/A	N/A
Georgia Power	$13/$(13)	N/A	N/A
Mississippi Power	$2/$(2)	N/A	N/A
Southern Company Gas	$3/$(3)	N/A	N/A
See Note 11 to the financial statements for additional information regarding pension and other postretirement benefits.
Impairment (Southern Company, Southern Power, and Southern Company Gas)
Goodwill (Southern Company and Southern Company Gas)
The acquisition method of accounting for business combinations requires the assets acquired and liabilities assumed to be recorded at the date of acquisition at their respective estimated fair values. The applicable Registrants have recognized goodwill as of the date of their acquisitions, as a residual over the fair values of the identifiable net assets acquired. Goodwill is recorded at the reporting unit level, which is the operating segment or a business one level below the operating segment (a component), if discrete financial information is prepared and regularly reviewed by management. Components are aggregated if they have similar economic characteristics. Goodwill is tested for impairment at the reporting unit level on an annual basis in the fourth quarter of the year and on an interim basis if events and circumstances occur that indicate goodwill may be impaired.
Goodwill is evaluated for impairment either under the qualitative assessment option or the quantitative option to determine the fair value of the reporting unit. If goodwill is determined to be impaired, an impairment loss measured at the amount by which the reporting unit's carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill, is recorded.
Goodwill for Southern Company and Southern Company Gas was $5.2 billion and $5.0 billion, respectively, at December 31, 2023. During 2022, Southern Company recorded a $119 million impairment loss as a result of its annual goodwill impairment test for PowerSecure.
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

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
See Note 1 to the financial statements under "Goodwill and Other Intangible Assets" for additional information regarding the applicable Registrants' goodwill.
Long-Lived Assets (Southern Company, Southern Power, and Southern Company Gas)
The applicable Registrants assess their other long-lived assets for impairment whenever events or changes in circumstances indicate that an asset's carrying amount may not be recoverable. If an impairment indicator exists, the asset is tested for recoverability by comparing the asset carrying amount to the sum of the undiscounted expected future cash flows directly attributable to the asset's use and eventual disposition. If the estimate of undiscounted future cash flows is less than the carrying amount of the asset, the fair value of the asset is determined and a loss is recorded equal to the difference between the carrying amount and the fair value of the asset. In addition, when assets are identified as held for sale, an impairment loss is recognized to the extent the carrying amount of the assets or asset group exceeds their fair value less cost to sell. A high degree of judgment is required in developing estimates related to these evaluations, which are based on projections of various factors, some of which have been quite volatile in recent years.
Southern Power's investments in long-lived assets are primarily generation assets. Excluding the natural gas distribution utilities, Southern Company Gas' investments in long-lived assets are primarily natural gas transportation assets.
For Southern Power, examples of impairment indicators could include, but are not limited to, significant changes in construction schedules, current period losses combined with a history of losses or a projection of continuing losses, a significant decrease in market prices, changes in tax legislation, the inability to remarket generating capacity for an extended period, the unplanned termination of a customer contract, or the inability of a customer to perform under the terms of the contract. For Southern Company Gas, examples of impairment indicators could include, but are not limited to, significant changes in the U.S. natural gas storage market, construction schedules, current period losses combined with a history of losses or a projection of continuing losses, a significant decrease in market prices, the inability to renew or extend customer contracts or the inability of a customer to perform under the terms of the contract, attrition rates, or the inability to deploy a development project.
As the determination of the expected future cash flows generated from an asset, an asset's fair value, and useful life involves management making certain estimates and because these estimates form the basis for the determination of whether or not an impairment charge should be recorded, the applicable Registrants consider these estimates to be critical accounting estimates.
During 2021, Southern Company recorded impairment charges totaling $7 million ($6 million after tax) related to its leveraged lease investments. During 2022, Southern Company Gas recorded pre-tax impairment charges totaling $131 million ($99 million after tax) related to natural gas storage facilities. During 2021, Southern Company Gas recorded total pre-tax impairment charges of $84 million ($67 million after tax) related to its equity method investment in the PennEast Pipeline project. See Notes 7 and 9 to the financial statements under "Southern Company Gas" and "Southern Company Leveraged Lease," respectively, and Note 15 to the financial statements for additional information on recent asset impairments.
Revenue Recognition (Southern Power)
Southern Power's power sale transactions, which include PPAs, are classified in one of four general categories: leases, normal sale derivatives or contracts with customers, derivatives designated as cash flow hedges, and derivatives not designated as hedges. Southern Power's revenues are dependent upon significant judgments used to determine the appropriate transaction classification, which must be documented upon the inception of each contract. The two categories with the most judgment required for Southern Power are described further below.
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
Normal Sale Derivative Transactions and Contracts with Customers
If the power sales contract is not classified as a lease, Southern Power further considers whether the contract meets the definition of a derivative. If the contract does meet the definition of a derivative, Southern Power will assess whether it can be designated as

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
a normal sale contract. The determination of whether a contract can be designated as a normal sale contract requires judgment, including whether the sale of electricity involves physical delivery in quantities within Southern Power's available generating capacity and that the purchaser will take quantities expected to be used or sold in the normal course of business.
Contracts that do not meet the definition of a derivative or are designated as normal sales are accounted for as revenue from contracts with customers. For contracts that have a capacity charge, the revenue is generally recognized in the period that it becomes billable. Revenues related to energy and ancillary services are recognized in the period the energy is delivered or the service is rendered. See Note 4 to the financial statements for additional information.
Acquisition Accounting (Southern Power)
Southern Power may acquire generation assets as part of its overall growth strategy. At the time of an acquisition, Southern Power will assess if these assets and activities meet the definition of a business. Acquisitions that meet the definition of a business are accounted for under the acquisition method, whereby the identifiable assets acquired, liabilities assumed, and any noncontrolling interests (including any intangible assets, primarily related to acquired PPAs) are recognized and measured at fair value. Assets acquired that do not meet the definition of a business are accounted for as an asset acquisition. The purchase price of each asset acquisition is allocated based on the relative fair value of assets acquired.
Determining the fair value of assets acquired and liabilities assumed requires management judgment and Southern Power may engage independent valuation experts to assist in this process. Fair values are determined by using market participant assumptions and typically include the timing and amounts of future cash flows, incurred construction costs, the nature of acquired contracts, discount rates, power market prices, and expected asset lives. For potential or successful acquisitions that meet the definition of a business, any due diligence or transaction costs incurred are expensed as incurred. If the acquisition is an asset acquisition, direct and incremental transaction costs can be capitalized as a component of the cost of the assets acquired.
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

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
FINANCIAL CONDITION AND LIQUIDITY
Overview
The financial condition of each Registrant remained stable at December 31, 2023. The Registrants' cash requirements primarily consist of funding ongoing operations, including unconsolidated subsidiaries, as well as common stock dividends, capital expenditures, and debt maturities. Southern Power's cash requirements also include distributions to noncontrolling interests. Capital expenditures and other investing activities for the traditional electric operating companies include investments to build new generation facilities to meet projected long-term demand requirements and to replace units being retired as part of the generation fleet transition, to maintain existing generation facilities, to comply with environmental regulations including adding environmental modifications to certain existing generating units and closures of ash ponds, to expand and improve transmission and distribution facilities, and for restoration following major storms. Southern Power's capital expenditures and other investing activities may include acquisitions or new construction associated with its overall growth strategy and to maintain its existing generation fleet's performance. Southern Company Gas' capital expenditures and other investing activities include investments to meet projected long-term demand requirements, to maintain existing natural gas distribution systems as well as to update and expand these systems, and to comply with environmental regulations. See "Cash Requirements" herein for additional information.
Operating cash flows provide a substantial portion of the Registrants' cash needs. During 2023, Southern Power utilized tax credits, which provided $332 million in operating cash flows. For the three-year period from 2024 through 2026, projected stock dividends, capital expenditures, and debt maturities are expected to exceed operating cash flows for each of Southern Company, the traditional electric operating companies, and Southern Company Gas. Southern Company plans to finance future cash needs in excess of its operating cash flows through one or more of the following: accessing borrowings from financial institutions, issuing debt and hybrid securities in the capital markets, and/or through its stock plans. Each Subsidiary Registrant plans to finance its future cash needs in excess of its operating cash flows primarily through external securities issuances, borrowings from financial institutions, and equity contributions from Southern Company. In addition, Southern Power may utilize tax equity partnership contributions. The Registrants plan to use commercial paper to manage seasonal variations in operating cash flows and for other working capital needs and continue to monitor their access to short-term and long-term capital markets as well as their bank credit arrangements to meet future capital and liquidity needs. See "Sources of Capital" and "Financing Activities" herein for additional information.
The Registrants' investments in their qualified pension plans and Alabama Power's and Georgia Power's investments in their nuclear decommissioning trust funds increased in value at December 31, 2023 as compared to December 31, 2022. No contributions to the qualified pension plan were made during 2023 and no mandatory contributions to the qualified pension plans are anticipated during 2024. See Notes 6 and 11 to the financial statements under "Nuclear Decommissioning" and "Pension Plans," respectively, for additional information.
At the end of 2023, the market price of Southern Company's common stock was $70.12 per share (based on the closing price as reported on the NYSE) and the book value was $28.83 per share, representing a market-to-book value ratio of 243%, compared to $71.41, $27.93, and 256%, respectively, at the end of 2022.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
Cash Requirements
Capital Expenditures
Total estimated capital expenditures, including LTSA and nuclear fuel commitments, for the Registrants through 2028 based on their current construction programs are as follows:

	2024	2025	2026	2027	2028
	(in billions)
Southern Company(a)(b)	$10.0	$9.4	$8.5	$8.6	$8.7
Alabama Power	2.1	2.0	1.9	2.0	1.9
Georgia Power(a)	5.4	5.0	4.4	4.5	4.7
Mississippi Power	0.3	0.3	0.2	0.3	0.3
Southern Power(b)	0.3	0.2	0.1	0.1	0.1
Southern Company Gas	1.8	1.8	1.7	1.7	1.7
(a)Includes expenditures of approximately $0.2 billion in 2024 for the construction of Plant Vogtle Unit 4. See Note 2 to the financial statements under "Georgia Power – Nuclear Construction" for additional information. Also includes certain expenditures related to the construction of Plant Yates Units 8 through 10 as requested in Georgia Power's 2023 IRP Update filing, which is subject to the approval of the Georgia PSC. See Note 2 to the financial statements under "Georgia Power – Integrated Resource Plans" for additional information.
(b)Includes $0.1 billion in both 2024 and 2025 related to the South Cheyenne and Millers Branch solar projects. Excludes approximately $0.8 billion annually for Southern Power's planned acquisitions and placeholder growth, which may vary materially due to market opportunities and Southern Power's ability to execute its growth strategy. Also excludes estimated capital expenditures associated with the phase two expansion of the Millers Branch solar project, which was committed to subsequent to December 31, 2023. See Note 15 to the financial statements under "Southern Power" for additional information regarding the South Cheyenne and Millers Branch solar projects.
These capital expenditures include estimates to comply with environmental laws and regulations, but do not include compliance costs associated with potential regulation of GHG emissions or the proposed ELG Supplemental Rule. See FUTURE EARNINGS POTENTIAL – "Environmental Matters" herein for additional information. At December 31, 2023, significant purchase commitments were outstanding in connection with the Registrants' construction programs.
The traditional electric operating companies also anticipate continued expenditures associated with closure and monitoring of ash ponds and landfills in accordance with the CCR Rule and the related state rules, which are reflected in the applicable Registrants' ARO liabilities. The cost estimates for Alabama Power are based on closure-in-place for all ash ponds. The cost estimates for Georgia Power and Mississippi Power are based on a combination of closure-in-place for some ash ponds and closure by removal for others. These estimated costs are likely to change, and could change materially, as assumptions and details pertaining to closure are refined and compliance activities continue. Current estimates of these costs through 2028 are provided in the table below. Material expenditures in future years for ARO settlements will also be required for ash ponds, nuclear decommissioning (for Alabama Power and Georgia Power), and other liabilities reflected in the applicable Registrants' AROs, as discussed further in Note 6 to the financial statements. Also see FUTURE EARNINGS POTENTIAL – "Environmental Matters – Environmental Laws and Regulations – Coal Combustion Residuals" herein.

	2024	2025	2026	2027	2028
	(in millions)
Southern Company	$728	$767	$762	$725	$669
Alabama Power	346	364	299	237	216
Georgia Power	338	347	429	450	450
Mississippi Power	24	30	17	2	2
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

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
acquisitions may vary due to market opportunities and the execution of its growth strategy. See Note 15 to the financial statements under "Southern Power" for additional information regarding Southern Power's plant acquisitions and construction projects.
The construction program of Georgia Power includes Plant Vogtle Unit 4, which includes components based on new technology that only within the last several years began initial operation in the global nuclear industry at this scale and which may be subject to additional revised cost estimates during construction. See Note 2 to the financial statements under "Georgia Power – Nuclear Construction" for information regarding Plant Vogtle Unit 4 and additional factors that may impact construction expenditures.
See FUTURE EARNINGS POTENTIAL – "Construction Programs" herein for additional information.
Other Significant Cash Requirements
Long-term debt maturities and the interest payable on long-term debt each represent a significant cash requirement for the Registrants. See Note 8 to the financial statements for information regarding the Registrants' long-term debt at December 31, 2023, the weighted average interest rate applicable to each long-term debt category, and a schedule of long-term debt maturities over the next five years. The Registrants plan to continue, when economically feasible, to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.
Fuel and purchased power costs represent a significant component of funding ongoing operations for the traditional electric operating companies and Southern Power. See Note 3 to the financial statements under "Commitments" for information on Southern Company Gas' commitments for pipeline charges, storage capacity, and gas supply. Total estimated costs for fuel and purchased power commitments at December 31, 2023 for the applicable Registrants are provided in the table below. Fuel costs include purchases of coal (for the traditional electric operating companies) and natural gas (for the traditional electric operating companies and Southern Power), as well as the related transportation and storage. In most cases, these contracts contain provisions for price escalation, minimum purchase levels, and other financial commitments. Natural gas purchase commitments are based on various indices at the time of delivery; the amounts reflected below have been estimated based on the NYMEX future prices at December 31, 2023. As discussed under "Capital Expenditures" herein, estimated expenditures for nuclear fuel are included in the applicable Registrants' construction programs for the years 2024 through 2028. Nuclear fuel commitments at December 31, 2023 that extend beyond 2028 are included in the table below. Purchased power costs represent estimated minimum obligations for various PPAs for the purchase of capacity and energy, except for those accounted for as leases, which are discussed in Note 9 to the financial statements.

	2024	2025	2026	2027	2028	Thereafter
	(in millions)
Southern Company(*)	$3,347	$3,151	$2,201	$1,738	$1,171	$4,820
Alabama Power	1,210	1,181	819	619	328	1,136
Georgia Power(*)	1,262	1,111	696	579	471	2,008
Mississippi Power	377	420	338	263	213	1,002
Southern Power	558	502	414	346	232	674
(*)Excludes capacity payments related to Plant Vogtle Units 1 and 2, which are discussed in Note 3 to the financial statements under "Commitments."
In connection with Georgia Power's 2022 IRP, the Georgia PSC approved five affiliate PPAs with Southern Power, which are expected to be accounted for as leases, and are contingent upon approval by the FERC. The expected capacity payments associated with the PPAs total $5 million in 2024, $68 million in 2025, $75 million in 2026, $76 million in 2027, $86 million in 2028, and $584 million thereafter. In connection with Georgia Power's 2023 IRP Update, Georgia Power has requested certification of a non-affiliate PPA, which is expected to be accounted for as a lease and is contingent upon approval by the Georgia PSC. The expected capacity payments associated with the PPA are $10 million in 2024, $17 million in 2025, $18 million in 2026, $19 million in 2027, and $19 million in 2028. See Note 2 to the financial statements under "Georgia Power – Integrated Resource Plans" for additional information.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
The traditional electric operating companies and Southern Power have entered into LTSAs for the purpose of securing maintenance support for certain of their generating facilities. See Note 1 to the financial statements under "Long-term Service Agreements" for additional information. As discussed under "Capital Expenditures" herein, estimated expenditures related to LTSAs are included in the applicable Registrants' construction programs for the years 2024 through 2028. Total estimated payments for LTSA commitments at December 31, 2023 that extend beyond 2028 are provided in the following table and include price escalation based on inflation indices:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power
	(in millions)
LTSA commitments (after 2028)	$1,594	$262	$252	$152	$928
In addition, Southern Power has certain other operations and maintenance agreements. Total estimated costs for these commitments at December 31, 2023 are provided in the table below.

	2024	2025	2026	2027	2028	Thereafter
	(in millions)
Southern Power's operations and maintenance agreements	$74	$45	$33	$30	$30	$226
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
The amount, type, and timing of any financings in 2024, as well as in subsequent years, will be contingent on investment opportunities and the Registrants' capital requirements and will depend upon prevailing market conditions, regulatory approvals (for certain of the Subsidiary Registrants), and other factors. See "Cash Requirements" herein for additional information.
Southern Power utilizes tax equity partnerships as one of its financing sources, where the tax partner takes significantly all of the federal tax benefits. These tax equity partnerships are consolidated in Southern Power's financial statements and are accounted for using HLBV methodology to allocate partnership gains and losses. During 2023, Southern Power obtained tax equity funding for existing tax equity partnerships totaling $21 million. See Notes 1 and 15 to the financial statements under "General" and "Southern Power," respectively, for additional information.
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
By regulation, Nicor Gas is restricted, up to its retained earnings balance, in the amount it can dividend or loan to affiliates and is not permitted to make money pool loans to affiliates. At December 31, 2023, the amount of subsidiary retained earnings restricted to dividend totaled $1.7 billion. This restriction did not impact Southern Company Gas' ability to meet its cash obligations, nor does management expect such restriction to materially impact Southern Company Gas' ability to meet its currently anticipated cash obligations.
Certain Registrants' current liabilities frequently exceed their current assets because of long-term debt maturities and the periodic use of short-term debt as a funding source, as well as significant seasonal fluctuations in cash needs. The Registrants generally plan to refinance long-term debt as it matures. See Note 8 to the financial statements for additional information. Also see "Financing Activities" herein for information on financing activities that occurred subsequent to December 31, 2023. The following table shows the amount by which current liabilities exceeded current assets at December 31, 2023 for the applicable Registrants:

At December 31, 2023	Southern Company	Georgia Power	Mississippi Power	Southern Company Gas
	(in millions)
Current liabilities in excess of current assets	$3,035	$1,674	$314	$222
The Registrants believe the need for working capital can be adequately met by utilizing operating cash flows, as well as commercial paper, lines of credit, and short-term bank notes, as market conditions permit. In addition, under certain circumstances, the Subsidiary Registrants may utilize equity contributions and/or loans from Southern Company.
Bank Credit Arrangements
At December 31, 2023, the Registrants' unused committed credit arrangements with banks were as follows:

At December 31, 2023	Southern Company parent	Alabama Power	Georgia Power	Mississippi Power	Southern Power(a)	Southern Company Gas(b)	SEGCO	Southern Company
	(in millions)
Unused committed credit	$1,998	$1,350	$1,726	$275	$589	$1,598	$30	$7,566
(a)At December 31, 2023, Southern Power also had two continuing letters of credit facilities for standby letters of credit, of which $15 million was unused. Southern Power's subsidiaries are not parties to its bank credit arrangements or letter of credit facilities.
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
A portion of the unused credit with banks is allocated to provide liquidity support to certain revenue bonds of the traditional electric operating companies and the commercial paper programs of the Registrants, Nicor Gas, and SEGCO. At December 31, 2023, outstanding variable rate demand revenue bonds of the traditional electric operating companies with allocated liquidity support totaled approximately $1.7 billion (comprised of approximately $818 million at Alabama Power, $819 million at Georgia Power, and $69 million at Mississippi Power). In addition, at December 31, 2023, Georgia Power had approximately $325 million of fixed rate revenue bonds outstanding that are required to be remarketed within the next 12 months. The variable rate demand revenue bonds and fixed rate revenue bonds required to be remarketed within the next 12 months are classified as long-term debt on the balance sheets as a result of available long-term committed credit.
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

	Short-term Debt at the End of the Period
	Amount Outstanding			Weighted Average Interest Rate
	December 31,			December 31,
	2023	2022	2021	2023	2022	2021
	(in millions)
Southern Company	$2,314	$2,609	$1,440	5.7%	4.9%	0.4%
Alabama Power	40	—	—	5.5	—	—
Georgia Power	1,329	1,600	—	5.9	5.0	—
Southern Power	138	225	211	5.5	4.7	0.3
Southern Company Gas:
Southern Company Gas Capital	$23	$285	$379	5.5%	4.8%	0.3%
Nicor Gas	392	483	830	5.5	4.7	0.4
Southern Company Gas Total	$415	$768	$1,209	5.5%	4.7%	0.4%

	Short-term Debt During the Period(*)
	Average Amount Outstanding			Weighted Average Interest Rate			Maximum Amount Outstanding
	2023	2022	2021	2023	2022	2021	2023	2022	2021
	(in millions)						(in millions)
Southern Company	$2,191	$1,995	$1,141	5.6%	2.2%	0.3%	$3,270	$2,894	$1,809
Alabama Power	44	6	27	5.0	2.1	0.1	230	200	200
Georgia Power	1,440	673	95	5.8	3.1	0.2	2,260	1,710	407
Mississippi Power	56	8	15	5.5	1.6	0.2	169	71	81
Southern Power	158	166	133	5.6	2.3	0.2	359	350	520
Southern Company Gas:
Southern Company Gas Capital	$163	$279	$206	5.3%	1.8%	0.2%	$440	$547	$485
Nicor Gas	88	349	420	5.1	2.1	0.4	483	830	897
Southern Company Gas Total	$251	$628	$626	5.2%	2.0%	0.4%
(*)    Average and maximum amounts are based upon daily balances during the 12-month periods ended December 31, 2023, 2022, and 2021.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
Analysis of Cash Flows
Net cash flows provided from (used for) operating, investing, and financing activities in 2023 and 2022 are presented in the following table:

Net cash provided from (used for):	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
2023
Operating activities	$7,553	$2,079	$2,752	$369	$1,096	$1,762
Investing activities	(9,668)	(2,196)	(5,079)	(370)	(265)	(1,656)
Financing activities	999	(161)	1,922	(20)	(820)	(154)

2022
Operating activities	$6,302	$1,639	$2,038	$383	$815	$1,519
Investing activities	(8,430)	(2,263)	(3,954)	(317)	(194)	(1,580)
Financing activities	2,336	251	2,363	(68)	(623)	96
Fluctuations in cash flows from financing activities vary from year to year based on capital needs and the maturity or redemption of securities.
Southern Company
Net cash provided from operating activities increased $1.3 billion in 2023 as compared to 2022 primarily due to increased fuel cost recovery and the timing of customer receivable collections, partially offset by the timing of vendor payments.
The net cash used for investing activities in 2023 and 2022 was primarily related to the Subsidiary Registrants' construction programs.
The net cash provided from financing activities in 2023 was primarily related to net issuances of long-term debt and an increase in commercial paper borrowings, partially offset by common stock dividend payments and net repayments of short-term bank loans. The net cash provided from financing activities in 2022 was primarily related to net issuances of long-term debt, the issuance of common stock to settle the purchase contracts entered into as part of the Equity Units (as discussed in Note 8 to the financial statements under "Equity Units"), and an increase in short-term borrowings, partially offset by common stock dividend payments.
Alabama Power
Net cash provided from operating activities increased $440 million in 2023 as compared to 2022 primarily due to an increase in fuel cost recovery and the timing of customer receivable collections, partially offset by the timing of vendor payments and fuel stock purchases.
The net cash used for investing activities in 2023 and 2022 was primarily related to gross property additions, including approximately $79 million and $211 million, respectively, related to the construction of Plant Barry Unit 8 and, for 2022, $171 million related to the acquisition of the Calhoun Generating Station. See Notes 2 and 15 to the financial statements under "Alabama Power" for additional information.
The net cash used for financing activities in 2023 was primarily related to common stock dividend payments, largely offset by net issuances of long-term debt and capital contributions from Southern Company. The net cash provided from financing activities in 2022 was primarily related to net long-term debt issuances and capital contributions from Southern Company, partially offset by common stock dividend payments and preferred stock redemptions.
Georgia Power
Net cash provided from operating activities increased $714 million in 2023 as compared to 2022 primarily due to increased fuel cost recovery, partially offset by the timing of vendor payments.
The net cash used for investing activities in 2023 and 2022 was primarily related to gross property additions, including approximately $1.1 billion and $1.0 billion, respectively, related to the construction of Plant Vogtle Units 3 and 4. See Note 2 to the financial statements under "Georgia Power – Nuclear Construction" for additional information on construction of Plant Vogtle Units 3 and 4.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
The net cash provided from financing activities in 2023 was primarily related to capital contributions from Southern Company, net issuances of senior notes, an increase in commercial paper borrowings, and reofferings of pollution control revenue bonds which were previously held by Georgia Power, partially offset by common stock dividend payments and a net decrease in short-term borrowings. The net cash provided from financing activities in 2022 was primarily related to a net increase in short-term bank debt, capital contributions from Southern Company, and net issuances of senior notes, partially offset by common stock dividend payments.
Mississippi Power
Net cash provided from operating activities decreased $14 million in 2023 as compared to 2022 primarily due to the timing of vendor payments, partially offset by a decrease in power pool sales and the timing of customer receivable collections.
The net cash used for investing activities in 2023 and 2022 was primarily related to gross property additions.
The net cash used for financing activities in 2023 was primarily related to common stock dividend payments, partially offset by the issuance of senior notes. The net cash used for financing activities in 2022 was primarily related to common stock dividend payments, partially offset by capital contributions from Southern Company and the issuance of revenue bonds.
Southern Power
Net cash provided from operating activities increased $281 million in 2023 as compared to 2022 primarily due to an increase in the utilization of tax credits and the timing of customer receivable collections, partially offset by the timing of vendor payments.
The net cash used for investing activities in 2023 was primarily related to the acquisitions of the South Cheyenne and Millers Branch solar facilities and ongoing construction activities. The net cash used for investing activities in 2022 was primarily related to ongoing construction activities. See Note 15 to the financial statements under "Southern Power" for additional information.
The net cash used for financing activities in 2023 was primarily related to the repayment of senior notes at maturity, common stock dividend payments, net distributions to noncontrolling interests, and net repayments of short-term debt. The net cash used for financing activities in 2022 was primarily related to the repayment of senior notes at maturity, common stock dividend payments, and net capital distributions to noncontrolling interests, partially offset by capital contributions from Southern Company.
Southern Company Gas
Net cash provided from operating activities increased $243 million in 2023 as compared to 2022 primarily due to the timing of customer receivable collections, partially offset by the timing of vendor payments.
The net cash used for investing activities in 2023 and 2022 was primarily related to construction of transportation and distribution assets recovered through base rates and infrastructure investment recovered through replacement programs at gas distribution operations, partially offset by proceeds from dispositions. See Note 15 to the financial statements for additional information.
The net cash used for financing activities in 2023 was primarily related to repayment of short-term borrowings and common stock dividend payments, partially offset by net issuances of long-term debt and capital contributions from Southern Company. The net cash provided from financing activities in 2022 was primarily related to net issuances of long-term debt and capital contributions from Southern Company, partially offset by common stock dividend payments and a decrease in short-term borrowings.
Significant Balance Sheet Changes
Southern Company
Significant balance sheet changes in 2023 for Southern Company included:
•an increase of $5.3 billion in total property, plant, and equipment primarily related to the Subsidiary Registrants' construction programs;
•an increase of $4.7 billion in long-term debt (including securities due within one year) related to new issuances;
•a decrease of $1.2 billion in cash and cash equivalents, as discussed further under "Analysis of Cash Flows – Southern Company" herein;
•an increase of $1.0 billion in total common stockholders' equity primarily related to net income, partially offset by common stock dividend payments;
•an increase of $1.0 billion in accumulated deferred income taxes primarily related to an increase in property-related timing differences and the expected utilization of ITCs;
•a decrease of $0.6 billion in accounts payable primarily related to the timing of vendor payments;

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
•a decrease of $0.6 billion in deferred credits related to income taxes primarily due to the flowback of excess deferred income taxes; and
•a decrease of $0.5 billion in AROs primarily due to cost estimate updates at Georgia Power for ash pond closures.
See "Financing Activities" herein and Notes 2, 5, 6, 8, and 10 to the financial statements for additional information.
Alabama Power
Significant balance sheet changes in 2023 for Alabama Power included:
•an increase of $0.8 billion in total property, plant, and equipment primarily related to the construction of Plant Barry Unit 8 and construction of distribution and transmission facilities;
•an increase of $0.6 billion in total common stockholder's equity primarily due to net income and capital contributions from Southern Company, partially offset by dividends paid to Southern Company;
•an increase of $0.6 billion in long-term debt (including securities due within one year) primarily due to the issuance of senior notes and revenue bonds;
•a decrease of $0.4 billion in deferred credits related to income taxes primarily due to the flowback of excess deferred income taxes;
•a decrease of $0.4 billion in cash and cash equivalents, as discussed further under "Analysis of Cash Flows – Alabama Power" herein; and
•a decrease of $0.2 billion in other regulatory assets, deferred primarily due to a decrease in deferred under recovered fuel costs.
See "Financing Activities – Alabama Power" herein and Notes 2, 5, and 8 to the financial statements for additional information.
Georgia Power
Significant balance sheet changes in 2023 for Georgia Power included:
•an increase of $3.5 billion in total property, plant, and equipment primarily related to the construction of generation, transmission, and distribution facilities, including $1.2 billion for Plant Vogtle Units 3 and 4;
•an increase of $2.5 billion in common stockholder's equity primarily due to capital contributions from Southern Company and net income, partially offset by dividends paid to Southern Company;
•an increase of $1.8 billion in long-term debt (including securities due within one year) primarily due to net issuances of senior notes;
•decreases of $0.4 billion in AROs and $0.3 billion in regulatory assets associated with AROs primarily due to cost estimate updates for ash pond closures;
•a decrease of $0.4 billion in cash and cash equivalents, as discussed further under "Analysis of Cash Flows – Georgia Power" herein;
•an increase of $0.3 billion in accumulated deferred income taxes primarily due to an increase in property-related timing differences; and
•a decrease of $0.3 billion in notes payable primarily due to net repayments of short-term bank debt, largely offset by an increase in commercial paper borrowings.
See "Financing Activities – Georgia Power" herein and Notes 2, 5, 6, 8, and 10 to the financial statements for additional information.
Mississippi Power
Significant balance sheet changes in 2023 for Mississippi Power included:
•an increase of $161 million in total property, plant, and equipment primarily related to the construction of generation, transmission, and distribution facilities;
•an increase of $99 million in long-term debt (including securities due within one year) primarily due to issuances of senior notes;
•an increase of $72 million in common stockholder's equity related to net income and capital contributions from Southern Company, partially offset by dividends paid to Southern Company; and
•a decrease of $53 million in affiliated receivables primarily due to a decrease in power pool sales.
See "Financing Activities – Mississippi Power" herein and Notes 5 and 8 to the financial statements for additional information.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
Southern Power
Significant balance sheet changes in 2023 for Southern Power included:
•an increase of $335 million in accumulated deferred income taxes primarily related to the expected utilization of ITCs;
•a decrease of $268 million in long-term debt (including securities due within one year) primarily due to the repayment of senior notes at maturity;
•a decrease of $218 million in total stockholder's equity primarily due to dividends paid to Southern Company and net distributions to noncontrolling interests, partially offset by net income and capital contributions from Southern Company; and
•a decrease of $189 million in total property, plant, and equipment in service primarily due to continued depreciation of assets, partially offset by an increase in construction work in progress primarily related to the acquisition of the South Cheyenne and Millers Branch solar facilities.
See "Financing Activities – Southern Power" herein and Notes 5, 8, and 15 to the financial statements for additional information.
Southern Company Gas
Significant balance sheet changes in 2023 for Southern Company Gas included:
•an increase of $1.1 billion in total property, plant, and equipment primarily related to the construction of transportation and distribution assets and additional infrastructure investment;
•a decrease of $0.4 billion in total accounts receivable primarily relating to decreases of $0.2 billion in customer accounts receivable and $0.2 billion in unbilled revenues as a result of seasonality;
•an increase of $0.4 billion in common stockholder's equity related to net income and capital contributions from Southern Company, partially offset by dividends paid to Southern Company;
•an increase of $0.4 billion in long-term debt (including securities due within one year) due to issuances of senior notes and first mortgage bonds;
•a decrease of $0.4 billion in notes payable due to repayments of short-term debt and commercial paper borrowings;
•a decrease of $0.3 billion in other accounts payable due to the timing of vendor payments; and
•an increase of $0.2 billion in natural gas cost over recovery primarily due to lower natural gas prices and the timing of natural gas purchases.
See "Financing Activities – Southern Company Gas" herein and Notes 2, 5, and 8 to the financial statements for additional information.
Financing Activities
The following table outlines the Registrants' long-term debt financing activities for the year ended December 31, 2023:

	Issuances and Reofferings			Maturities and Redemptions
Company	Senior Notes	Revenue Bonds	Other Long-Term Debt	Senior Notes	Revenue Bonds	Other Long-Term Debt(a)
	(in millions)
Southern Company parent	$4,525	$—	$—	$1,850	$—	$550
Alabama Power	500	326	29	300	—	2
Georgia Power	2,450	229	—	800	—	102
Mississippi Power	100	—	—	—	—	1
Southern Power	—	—	—	290	—	—
Southern Company Gas	500	—	312	350	—	50
Other	—	—	—	—	—	8
Elimination(b)	—	—	—	—	—	(9)
Southern Company	$8,075	$555	$341	$3,590	$—	$704
(a)Includes reductions in finance lease obligations resulting from cash payments under finance leases and, for Georgia Power, principal amortization payments totaling $86 million for FFB borrowings. See Note 8 to the financial statements under "Long-term Debt – DOE Loan Guarantee Borrowings" for additional information.
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
Southern Company
During 2023, Southern Company issued approximately 2.1 million shares of common stock primarily through equity compensation plans and received proceeds of approximately $36 million.
In January 2023, Southern Company redeemed all $550 million aggregate principal amount of its Series 2016B Junior Subordinated Notes due March 15, 2057.
In February 2023, Southern Company issued $1.5 billion aggregate principal amount of its Series 2023A 3.875% Convertible Senior Notes due December 15, 2025 (Series 2023A Convertible Senior Notes) in a private offering. In March 2023, Southern Company issued an additional $225 million aggregate principal amount of the Series 2023A Convertible Senior Notes upon the exercise by the initial purchasers of their over-allotment option. See Note 8 to the financial statements under "Convertible Senior Notes" for additional information.
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
Alabama Power
During 2023, a subsidiary of Alabama Power borrowed $20 million under a $39 million long-term floating rate bank loan entered into in December 2022 with a maturity date of December 12, 2029.
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
In September 2023, a subsidiary of Alabama Power assumed two fixed rate bank loans totaling $9 million, which it repaid in December 2023 using approximately $9 million of borrowings under a new $20 million fixed rate bank loan maturing December 2030.
In November 2023, Alabama Power issued $300 million aggregate principal amount of Series 2023B 5.85% Senior Notes due November 15, 2033.
In December 2023, Alabama Power repaid at maturity $300 million aggregate principal amount of its Series 2013A 3.55% Senior Notes.
Subsequent to December 31, 2023, Alabama Power received a capital contribution of $425 million from Southern Company and also repaid at maturity approximately $21 million aggregate principal amount of Industrial Development Board of the Town of Wilsonville (Alabama) Pollution Control Revenue Bonds (Alabama Power Company Gaston Plant Project), Series D.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
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
In July 2023, Georgia Power repaid at maturity $700 million aggregate principal amount of its Series 2020A 2.10% Senior Notes.
In November 2023, Georgia Power issued $700 million aggregate principal amount of Series 2023C Floating Rate Senior Notes due May 8, 2025.
Also in November 2023, Georgia Power repaid $780 million of a $1.2 billion short-term floating rate bank loan entered into in November 2022 and extended the maturity of the remaining outstanding amount of $420 million to November 2024.
In December 2023 and subsequent to December 31, 2023, Georgia Power borrowed $100 million and $150 million, respectively, pursuant to a short-term uncommitted bank credit arrangement bearing interest at a mutually agreed upon rate and payable on demand.
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
Southern Power
In January 2023, Southern Power borrowed $100 million pursuant to a short-term uncommitted bank credit arrangement bearing interest at a mutually agreed upon rate and payable on demand. During the second quarter 2023, Southern Power made net repayments of $50 million of the $100 million borrowed. In October 2023, Southern Power borrowed the remaining $50 million under the arrangement. In December 2023, Southern Power repaid the $100 million outstanding amount.
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
In July 2023, Nicor Gas issued in a private placement $50 million aggregate principal amount of 5.28% Series First Mortgage Bonds due July 31, 2030 and $75 million aggregate principal amount of 5.43% Series First Mortgage Bonds due July 31, 2035. In October 2023, pursuant to the same agreement, Nicor Gas issued in a private placement $75 million aggregate principal amount of 5.67% Series First Mortgage Bonds due October 31, 2053 and $75 million aggregate principal amount of 5.77% Series First Mortgage Bonds due October 31, 2063.
In September 2023, Southern Company Gas Capital issued $500 million aggregate principal amount of Series 2023A 5.75% Senior Notes due September 15, 2033, guaranteed by Southern Company Gas.
In October 2023, Southern Company Gas Capital repaid at maturity $350 million aggregate principal amount of its 2.450% Senior Notes.
In December 2023, Nicor Gas repaid at maturity $50 million aggregate principal amount of its 5.80% Series First Mortgage Bonds.
During 2023, Southern Company Gas received cash advances totaling $37 million under a long-term financing agreement related to a construction contract.
Credit Rating Risk
At December 31, 2023, the Registrants did not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade.
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
The maximum potential collateral requirements under these contracts at December 31, 2023 were as follows:

Credit Ratings	Southern Company(*)	Alabama Power	Georgia Power	Mississippi Power	Southern Power(*)	Southern Company Gas
	(in millions)
At BBB and/or Baa2	$33	$1	$—	$—	$32	$—
At BBB- and/or Baa3	407	2	60	1	345	—
At BB+ and/or Ba1 or below	2,074	404	943	319	1,289	19
(*)Southern Power has PPAs that could require collateral, but not accelerated payment, in the event of a downgrade of Southern Power's credit. The PPAs require credit assurances without stating a specific credit rating. The amount of collateral required would depend upon actual losses resulting from a credit downgrade. Southern Power had $106 million of cash collateral posted related to PPA requirements at December 31, 2023.
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
On September 1, 2023, Fitch upgraded the senior unsecured long-term debt rating of Georgia Power to A- from BBB+ and revised the rating outlook to positive from stable.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
Also on September 1, 2023, Fitch revised the ratings outlook of Southern Company, Alabama Power, Southern Power, Nicor Gas, and SEGCO to stable from negative.
On September 26, 2023, Moody's upgraded Mississippi Power's senior unsecured long-term debt rating to A3 from Baa1 and revised its rating outlook to stable from positive.
Also on September 26, 2023, Moody's revised its ratings outlooks for Southern Company and Georgia Power to positive from stable.
Market Price Risk
The Registrants had no material change in market risk exposure for the year ended December 31, 2023 when compared to the year ended December 31, 2022. See Note 14 to the financial statements for an in-depth discussion of the Registrants' derivatives, as well as Note 1 to the financial statements under "Financial Instruments" for additional information.
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
The following table provides information related to variable interest rate exposure on long-term debt (including amounts due within one year) at December 31, 2023 for the applicable Registrants:

At December 31, 2023	Southern Company(*)	Alabama Power	Georgia Power	Mississippi Power	Southern Company Gas
	(in millions, except percentages)
Long-term variable interest rate exposure	$5,290	$1,083	$1,939	$269	$500
Weighted average interest rate on long-term variable interest rate exposure	5.87%	4.75%	5.48%	5.39%	5.85%
Impact on annualized interest expense of 100 basis point change in interest rates	$53	$11	$19	$3	$5
(*)Includes $1.4 billion of long-term variable interest rate exposure at the Southern Company parent entity.
The Registrants may enter into interest rate derivatives designated as hedges, which are intended to mitigate interest rate volatility related to forecasted debt financings and existing fixed and floating rate obligations. See Note 14 to the financial statements under "Interest Rate Derivatives" for additional information.
Southern Company and Southern Power had foreign currency denominated debt at December 31, 2023 and have each mitigated exposure to foreign currency exchange rate risk through the use of foreign currency swaps. See Note 14 to the financial statements under "Foreign Currency Derivatives" for additional information.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
Changes in fair value of energy-related derivative contracts for Southern Company and Southern Company Gas for the years ended December 31, 2023 and 2022 are provided in the table below. At December 31, 2023 and 2022, substantially all of the traditional electric operating companies' and certain of the natural gas distribution utilities' energy-related derivative contracts were designated as regulatory hedges and were related to the applicable company's fuel-hedging program.

	Southern Company(a)	Southern Company Gas(a)
	(in millions)
Contracts outstanding at December 31, 2021, assets (liabilities), net	$174	$8
Contracts realized or settled	(327)	10
Current period changes(b)	142	(55)
Contracts outstanding at December 31, 2022, assets (liabilities), net	$(11)	$(37)
Contracts realized or settled	207	33
Current period changes(b)	(500)	(45)
Contracts outstanding at December 31, 2023, assets (liabilities), net	$(304)	$(49)
(a)Excludes cash collateral held on deposit in broker margin accounts of $62 million, $41 million, and $3 million at December 31, 2023, 2022, and 2021, respectively, and immaterial premium and intrinsic value associated with weather derivatives for all periods presented.
(b)The changes in fair value of energy-related derivative contracts are substantially attributable to both the volume and the price of natural gas. Current period changes also include the changes in fair value of new contracts entered into during the period, if any.
The net hedge volumes of energy-related derivative contracts for natural gas purchased (sold) at December 31, 2023 and 2022 for Southern Company and Southern Company Gas were as follows:

	Southern Company	Southern Company Gas
	mmBtu Volume (in millions)
At December 31, 2023:
Commodity – Natural gas swaps	109	—
Commodity – Natural gas options	339	102
Total hedge volume	448	102

At December 31, 2022:
Commodity – Natural gas swaps	217	—
Commodity – Natural gas options	214	93
Total hedge volume	431	93
Southern Company Gas' derivative contracts are comprised of both long and short natural gas positions. A long position is a contract to purchase natural gas, and a short position is a contract to sell natural gas. The volumes presented above for Southern Company Gas represent the net of long natural gas positions of 112 million mmBtu and short natural gas positions of 10 million mmBtu at December 31, 2023 and the net of long natural gas positions of 98 million mmBtu and short natural gas positions of 5 million mmBtu at December 31, 2022.
For the Southern Company system, the weighted average swap contract cost per mmBtu was approximately $0.76 per mmBtu below market prices at December 31, 2023 and was approximately $0.08 per mmBtu above market prices at December 31, 2022. The change in option fair value is primarily attributable to the volatility of the market and the underlying change in the natural gas price. Substantially all of the traditional electric operating companies' natural gas hedge gains and losses are recovered through their respective fuel cost recovery clauses.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
The Registrants use over-the-counter contracts that are not exchange traded but are fair valued using prices which are market observable, and thus fall into Level 2 of the fair value hierarchy. In addition, Southern Company Gas uses exchange-traded market-observable contracts, which are categorized as Level 1. See Note 13 to the financial statements for further discussion of fair value measurements. The maturities of the energy-related derivative contracts for Southern Company and Southern Company Gas at December 31, 2023 were as follows:

	Fair Value Measurements of Contracts at
	December 31, 2023
	Total Fair Value	Maturity
		2024	2025 – 2026	2027 – 2028	Thereafter
	(in millions)
Southern Company
Level 1(a)	$(40)	$(36)	$(4)	$—	$—
Level 2(b)	(264)	(180)	(87)	1	2
Southern Company total(c)	$(304)	$(216)	$(91)	$1	$2

Southern Company Gas
Level 1(a)	$(40)	$(36)	$(4)	$—	$—
Level 2(b)	(9)	(8)	(1)	—	—
Southern Company Gas total(c)	$(49)	$(44)	$(5)	$—	$—
(a)Valued using NYMEX futures prices.
(b)Level 2 amounts for Southern Company Gas are valued using basis transactions that represent the cost to transport natural gas from a NYMEX delivery point to the contract delivery point. These transactions are based on quotes obtained either through electronic trading platforms or directly from brokers.
(c)Excludes cash collateral of $62 million as well as immaterial premium and associated intrinsic value associated with weather derivatives.
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
Southern Company Gas
Gas Distribution Operations
Concentration of credit risk occurs at Atlanta Gas Light for amounts billed for services and other costs to its customers, which consist of the 13 Marketers in Georgia. The credit risk exposure to the Marketers varies seasonally, with the lowest exposure in the non-peak summer months and the highest exposure in the peak winter months. Marketers are responsible for the retail sale of natural gas to end-use customers in Georgia. The provisions of Atlanta Gas Light's tariff allow Atlanta Gas Light to obtain credit security support in an amount equal to a minimum of two times a Marketer's highest month's estimated bill from Atlanta Gas Light. For 2023, the four largest Marketers based on customer count, which includes SouthStar, accounted for 18% of Southern Company Gas' operating revenues and 20% of operating revenues for Southern Company Gas' gas distribution operations segment.
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

    Table of Contents                                Index to Financial Statements
Item 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Table of Contents                                Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of The Southern Company and Subsidiary Companies
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of The Southern Company and Subsidiary Companies (Southern Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2023, the related notes, and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). We also have audited Southern Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southern Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, Southern Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.
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

    Table of Contents                                Index to Financial Statements
or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Impact of Rate Regulation on the Financial Statements – Refer to Note 1 (Summary of Significant Accounting Policies – Regulatory Assets and Liabilities) and Note 2 (Regulatory Matters) to the financial statements
Critical Audit Matter Description
Southern Company's traditional electric operating companies and natural gas distribution utilities (the "regulated utility subsidiaries") are subject to rate regulation by their respective state Public Service Commissions or other applicable state regulatory agencies and wholesale regulation by the Federal Energy Regulatory Commission (collectively, the "Commissions"). Management has determined that the regulated utility subsidiaries meet the requirements under accounting principles generally accepted in the United States of America to utilize specialized rules to account for the effects of rate regulation in the preparation of its financial statements. Accounting for the economics of rate regulation may impact multiple financial statement line items and disclosures.
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
We identified the impact of rate regulation related to certain assets and liabilities as a critical audit matter due to the significant judgments made by management to support its assertions about impacted account balances and disclosures and/or the high degree of subjectivity involved in assessing the potential impact of future regulatory orders on incurred costs. Management judgments include assessing the likelihood of (1) recovery in future rates of incurred costs, (2) a disallowance of part of the cost of recently completed plant or plant under construction, and/or (3) a refund to customers. Auditing these judgments, which include assumptions about the outcome of future decisions by the Commissions, required specialized knowledge of accounting for rate regulations and the rate setting process due to its inherent complexities.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the impact of rate regulation on certain assets and liabilities included the following, among others:
•We tested the effectiveness of management's controls over the evaluation of the likelihood of (1) the recovery in future rates of certain incurred costs and (2) refunds or future reductions in rates that should be reported as regulatory liabilities; and the monitoring and evaluation of regulatory developments that may affect the likelihood of recovering certain costs in future rates or of a future reduction in rates. We also tested the effectiveness of management's controls over the initial recognition of regulatory assets or liabilities.
•We read and evaluated relevant regulatory orders and/or other relevant publicly available information to assess the likelihood of recovery of certain incurred costs in future rates or of a future reduction in rates based on precedents of the treatment of similar costs under similar circumstances.
•We tested certain incurred costs recorded as regulatory assets or liabilities during the period for completeness and accuracy.
•We obtained representation from management regarding the likelihood of recoverability of incurred costs and potential refund or future reduction in rates to assess management's assertions about the likelihood of recovery, refund, or a future reduction in rates.
•We evaluated Southern Company's disclosures related to the impacts of rate regulation, including the balances recorded and regulatory developments, including where there is a high degree of subjectivity involved in assessing the potential impact of future regulatory orders on incurred costs.
/s/ Deloitte & Touche LLP
Atlanta, Georgia
February 14, 2024
We have served as Southern Company's auditor since 2002.

    Table of Contents                                Index to Financial Statements
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2023, 2022, and 2021
Southern Company and Subsidiary Companies

	2023	2022	2021
	(in millions)
Operating Revenues:
Retail electric revenues	$16,343	$18,197	$14,852
Wholesale electric revenues	2,467	3,641	2,455
Other electric revenues	792	747	718
Natural gas revenues	4,702	5,962	4,380
Other revenues	949	732	708
Total operating revenues	25,253	29,279	23,113
Operating Expenses:
Fuel	4,365	6,835	4,010
Purchased power	883	1,593	978
Cost of natural gas	1,644	3,004	1,619
Cost of other sales	560	396	357
Other operations and maintenance	6,093	6,573	5,902
Depreciation and amortization	4,525	3,663	3,565
Taxes other than income taxes	1,425	1,411	1,290
Estimated loss on Plant Vogtle Units 3 and 4	(68)	183	1,692
Impairment charges	—	251	2
Total operating expenses	19,427	23,909	19,415
Operating Income	5,826	5,370	3,698
Other Income and (Expense):
Allowance for equity funds used during construction	268	224	190
Earnings from equity method investments	144	151	76
Interest expense, net of amounts capitalized	(2,446)	(2,022)	(1,837)
Other income (expense), net	553	500	449
Total other income and (expense)	(1,481)	(1,147)	(1,122)
Earnings Before Income Taxes	4,345	4,223	2,576
Income taxes	496	795	267
Consolidated Net Income	3,849	3,428	2,309
Dividends on preferred stock of subsidiaries	—	11	15
Net loss attributable to noncontrolling interests	(127)	(107)	(99)
Consolidated Net Income Attributable to Southern Company	$3,976	$3,524	$2,393
Common Stock Data:
Earnings per share —
Basic	$3.64	$3.28	$2.26
Diluted	3.62	3.26	2.24
Average number of shares of common stock outstanding — (in millions)
Basic	1,092	1,075	1,061
Diluted	1,098	1,081	1,068
The accompanying notes are an integral part of these consolidated financial statements.

    Table of Contents                                Index to Financial Statements
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2023, 2022, and 2021
Southern Company and Subsidiary Companies

	2023	2022	2021
	(in millions)
Consolidated Net Income	$3,849	$3,428	$2,309
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $(17), $(19), and $(16), respectively	(41)	(60)	(49)
Reclassification adjustment for amounts included in net income, net of tax of $27, $23, and $31, respectively	69	73	96
Pension and other postretirement benefit plans:
Benefit plan net gain (loss), net of tax of $(14), $18, and $37, respectively	(39)	48	98
Reclassification adjustment for amounts included in net income, net of tax of $—, $3, and $5, respectively	1	10	13
Total other comprehensive income (loss)	(10)	71	158
Dividends on preferred stock of subsidiaries	—	11	15
Comprehensive loss attributable to noncontrolling interests	(127)	(107)	(99)
Consolidated Comprehensive Income Attributable to Southern Company	$3,966	$3,595	$2,551
The accompanying notes are an integral part of these consolidated financial statements.

    Table of Contents                                Index to Financial Statements
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2023, 2022, and 2021
Southern Company and Subsidiary Companies

	2023	2022	2021
	(in millions)
Operating Activities:
Consolidated net income	$3,849	$3,428	$2,309
Adjustments to reconcile consolidated net income to net cash provided from operating activities —
Depreciation and amortization, total	4,986	4,064	3,973
Deferred income taxes	63	670	(49)
Utilization of federal investment tax credits	353	88	288
Allowance for equity funds used during construction	(268)	(224)	(190)
Pension, postretirement, and other employee benefits	(527)	(436)	(305)
Settlement of asset retirement obligations	(617)	(455)	(456)
Storm damage and reliability reserve accruals	124	430	288
Stock based compensation expense	137	127	144
Estimated loss on Plant Vogtle Units 3 and 4	(68)	183	1,692
Impairment charges	—	251	91
Retail fuel cost under recovery – long-term	(206)	(2,166)	(536)
Natural gas cost under recovery – long-term	—	207	(207)
Other, net	(138)	(25)	(89)
Changes in certain current assets and liabilities —
-Receivables	482	(771)	(77)
-Retail fuel cost under recovery	686	(100)	(4)
-Fossil fuel for generation	(368)	(125)	99
-Materials and supplies	(345)	(160)	(130)
-Natural gas cost under recovery	108	158	(266)
-Other current assets	(106)	(186)	(270)
-Accounts payable	(863)	1,021	(8)
-Customer refunds	(157)	119	130
-Natural gas cost over recovery	214	—	—
-Other current liabilities	214	204	(258)
Net cash provided from operating activities	7,553	6,302	6,169
Investing Activities:
Property additions	(9,095)	(7,923)	(7,586)
Nuclear decommissioning trust fund purchases	(1,142)	(1,125)	(1,598)
Nuclear decommissioning trust fund sales	1,121	1,112	1,593
Proceeds from dispositions	164	275	917
Cost of removal, net of salvage	(592)	(649)	(442)
Change in construction payables, net	18	203	(124)
Payments pursuant to LTSAs	(99)	(190)	(188)
Other investing activities	(43)	(133)	75
Net cash used for investing activities	(9,668)	(8,430)	(7,353)
Financing Activities:
Increase (decrease) in notes payable, net	973	(337)	530
Proceeds —
Long-term debt	8,972	5,132	8,262
Short-term borrowings	350	2,650	325
Common stock	36	1,808	73
Redemptions and repurchases —
Long-term debt	(4,294)	(2,158)	(4,327)
Short-term borrowings	(1,630)	(1,150)	(25)
Preferred stock	—	(298)	—
Capital contributions from noncontrolling interests	21	73	501
Distributions to noncontrolling interests	(234)	(259)	(351)
Payment of common stock dividends	(3,035)	(2,907)	(2,777)
Other financing activities	(160)	(218)	(266)
Net cash provided from financing activities	999	2,336	1,945
Net Change in Cash, Cash Equivalents, and Restricted Cash	(1,116)	208	761
Cash, Cash Equivalents, and Restricted Cash at Beginning of Year	2,037	1,829	1,068
Cash, Cash Equivalents, and Restricted Cash at End of Year	$921	$2,037	$1,829
Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $132, $103, and $92 capitalized, respectively)	$2,184	$1,758	$1,718
Income taxes, net	132	146	93
Noncash transactions —
Accrued property additions at year-end	1,027	1,024	866
LTSA credits utilized from the sale of spare parts	23	—	—
Contributions from noncontrolling interests	—	15	89
Contributions of wind turbine equipment	—	—	82
The accompanying notes are an integral part of these consolidated financial statements.

    Table of Contents                                Index to Financial Statements
CONSOLIDATED BALANCE SHEETS
At December 31, 2023 and 2022
Southern Company and Subsidiary Companies

Assets	2023	2022
	(in millions)
Current Assets:
Cash and cash equivalents	$748	$1,917
Receivables —
Customer accounts	2,030	2,128
Unbilled revenues	786	1,012
Under recovered fuel clause revenues	696	10
Other accounts and notes	519	637
Accumulated provision for uncollectible accounts	(68)	(71)
Materials and supplies	1,989	1,664
Fossil fuel for generation	943	575
Natural gas for sale	420	438
Prepaid expenses	406	347
Assets from risk management activities, net of collateral	36	115
Regulatory assets – asset retirement obligations	274	332
Natural gas cost under recovery	—	108
Other regulatory assets	1,120	860
Other current assets	533	344
Total current assets	10,432	10,416
Property, Plant, and Equipment:
In service	128,428	117,529
Less: Accumulated depreciation	37,725	35,297
Plant in service, net of depreciation	90,703	82,232
Other utility plant, net	499	599
Nuclear fuel, at amortized cost	858	843
Construction work in progress	7,784	10,896
Total property, plant, and equipment	99,844	94,570
Other Property and Investments:
Goodwill	5,161	5,161
Nuclear decommissioning trusts, at fair value	2,424	2,145
Equity investments in unconsolidated subsidiaries	1,368	1,443
Other intangible assets, net of amortization of $376 and $340, respectively	368	406
Miscellaneous property and investments	665	602
Total other property and investments	9,986	9,757
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	1,432	1,531
Deferred charges related to income taxes	886	866
Prepaid pension costs	2,079	2,290
Unamortized loss on reacquired debt	220	238
Deferred under recovered retail fuel clause revenues	1,261	2,056
Regulatory assets – asset retirement obligations, deferred	5,459	5,764
Other regulatory assets, deferred	6,264	5,918
Other deferred charges and assets	1,468	1,485
Total deferred charges and other assets	19,069	20,148
Total Assets	$139,331	$134,891
The accompanying notes are an integral part of these consolidated financial statements.

    Table of Contents                                Index to Financial Statements
CONSOLIDATED BALANCE SHEETS
At December 31, 2023 and 2022
Southern Company and Subsidiary Companies

Liabilities and Stockholders' Equity	2023	2022
	(in millions)
Current Liabilities:
Securities due within one year	$2,476	$4,285
Notes payable	2,314	2,609
Accounts payable	2,898	3,525
Customer deposits	503	502
Accrued taxes —
Accrued income taxes	8	60
Other accrued taxes	860	764
Accrued interest	652	614
Accrued compensation	1,151	1,127
Asset retirement obligations	744	694
Liabilities from risk management activities, net of collateral	294	178
Operating lease obligations	183	197
Natural gas cost over recovery	214	—
Other regulatory liabilities	141	382
Other current liabilities	1,029	787
Total current liabilities	13,467	15,724
Long-Term Debt	57,210	50,656
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	10,990	10,036
Deferred credits related to income taxes	4,674	5,235
Accumulated deferred ITCs	2,067	2,133
Employee benefit obligations	1,115	1,238
Operating lease obligations, deferred	1,307	1,388
Asset retirement obligations, deferred	9,573	10,146
Other cost of removal obligations	1,957	1,903
Other regulatory liabilities, deferred	715	733
Other deferred credits and liabilities	1,031	1,167
Total deferred credits and other liabilities	33,429	33,979
Total Liabilities	104,106	100,359
Common Stockholders' Equity:
Common stock, par value $5 per share (Authorized - 1.5 billion shares)	5,423	5,417
(Issued - 1.1 billion shares; Treasury - 1.0 million shares)
Paid-in capital	13,775	13,673
Treasury, at cost	(59)	(53)
Retained earnings	12,482	11,538
Accumulated other comprehensive loss	(177)	(167)
Total common stockholders' equity	31,444	30,408
Noncontrolling interests	3,781	4,124
Total Stockholders' Equity (See accompanying statements)	35,225	34,532
Total Liabilities and Stockholders' Equity	$139,331	$134,891
Commitments and Contingent Matters (See notes)
The accompanying notes are an integral part of these consolidated financial statements.

    Table of Contents                                Index to Financial Statements
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2023, 2022, and 2021
Southern Company and Subsidiary Companies

	Southern Company Common Stockholders' Equity
	Number of Common Shares		Common Stock				Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Issued	Treasury	Par Value	Paid-In Capital	Treasury	Retained Earnings			Total
	(in millions)
Balance at December 31, 2020	1,058	(1)	$5,268	$11,834	$(46)	$11,311	$(395)	$4,262	$32,234
Consolidated net income (loss)	—	—	—	—	—	2,393	—	(99)	2,294
Other comprehensive income	—	—	—	—	—	—	158	—	158
Stock issued	3	—	11	62	—	—	—	—	73
Stock-based compensation	—	—	—	62	—	—	—	—	62
Cash dividends of $2.6200 per share	—	—	—	—	—	(2,777)	—	—	(2,777)
Capital contributions from noncontrolling interests	—	—	—	—	—	—	—	590	590
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(351)	(351)
Other	—	—	—	(8)	(1)	2	—	—	(7)
Balance at December 31, 2021	1,061	(1)	5,279	11,950	(47)	10,929	(237)	4,402	32,276
Consolidated net income (loss)	—	—	—	—	—	3,524	—	(107)	3,417
Other comprehensive income	—	—	—	—	—	—	71	—	71
Stock issued	29	—	138	1,670	—	—	—	—	1,808
Stock-based compensation	—	—	—	44	—	—	—	—	44
Cash dividends of $2.7000 per share	—	—	—	—	—	(2,907)	—	—	(2,907)
Capital contributions from noncontrolling interests	—	—	—	—	—	—	—	88	88
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(259)	(259)
Other	—	—	—	9	(6)	(8)	(1)	—	(6)
Balance at December 31, 2022	1,090	(1)	5,417	13,673	(53)	11,538	(167)	4,124	34,532
Consolidated net income (loss)	—	—	—	—	—	3,976	—	(127)	3,849
Other comprehensive income (loss)	—	—	—	—	—	—	(10)	—	(10)
Stock issued	2	—	6	30	—	—	—	—	36
Stock-based compensation	—	—	—	73	—	—	—	—	73
Cash dividends of $2.7800 per share	—	—	—	—	—	(3,035)	—	—	(3,035)
Capital contributions from noncontrolling interests	—	—	—	—	—	—	—	21	21
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(236)	(236)
Other	—	—	—	(1)	(6)	3	—	(1)	(5)
Balance at December 31, 2023	1,092	(1)	$5,423	$13,775	$(59)	$12,482	$(177)	$3,781	$35,225
The accompanying notes are an integral part of these consolidated financial statements.

    Table of Contents                                Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Alabama Power Company
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Alabama Power Company (Alabama Power) (a wholly-owned subsidiary of The Southern Company) as of December 31, 2023 and 2022, the related statements of income, comprehensive income, common stockholder's equity, and cash flows for each of the three years in the period ended December 31, 2023, the related notes, and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of Alabama Power as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
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
Impact of Rate Regulation on the Financial Statements – Refer to Note 1 (Summary of Significant Accounting Policies – Regulatory Assets and Liabilities) and Note 2 (Regulatory Matters – Alabama Power) to the financial statements
Critical Audit Matter Description
Alabama Power is subject to retail rate regulation by the Alabama Public Service Commission and wholesale regulation by the Federal Energy Regulatory Commission (collectively, the "Commissions"). Management has determined that it meets the requirements under accounting principles generally accepted in the United States of America to utilize specialized rules to account for the effects of rate regulation in the preparation of its financial statements. Accounting for the economics of rate regulation may impact multiple financial statement line items and disclosures.
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

    Table of Contents                                Index to Financial Statements
We identified the impact of rate regulation related to certain assets and liabilities as a critical audit matter due to the significant judgments made by management to support its assertions about impacted account balances and disclosures and/or the high degree of subjectivity involved in assessing the potential impact of future regulatory orders on incurred costs. Management judgments include assessing the likelihood of (1) recovery in future rates of incurred costs, (2) a disallowance of part of the cost of recently completed plant or plant under construction, and/or (3) a refund to customers. Auditing these judgments, which include assumptions about the outcome of future decisions by the Commissions, required specialized knowledge of accounting for rate regulations and the rate setting process due to its inherent complexities.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the impact of rate regulation on certain assets and liabilities included the following, among others:
•We tested the effectiveness of management's controls over the evaluation of the likelihood of (1) the recovery in future rates of certain incurred costs and (2) refunds or future reductions in rates that should be reported as regulatory liabilities; and the monitoring and evaluation of regulatory developments that may affect the likelihood of recovering certain costs in future rates or of a future reduction in rates. We also tested the effectiveness of management's controls over the initial recognition of regulatory assets or liabilities.
•We read and evaluated relevant regulatory orders and/or other relevant publicly available information to assess the likelihood of recovery of certain incurred costs in future rates or of a future reduction in rates based on precedents of the treatment of similar costs under similar circumstances.
•We tested certain incurred costs recorded as regulatory assets or liabilities during the period for completeness and accuracy.
•We obtained representation from management regarding the likelihood of recoverability of incurred costs and potential refund or future reduction in rates to assess management's assertions about the likelihood of recovery, refund, or a future reduction in rates.
•We evaluated Alabama Power's disclosures related to the impacts of rate regulation, including the balances recorded and regulatory developments, including where there is a high degree of subjectivity involved in assessing the potential impact of future regulatory orders on incurred costs.
/s/ Deloitte & Touche LLP
Birmingham, Alabama
February 14, 2024
We have served as Alabama Power's auditor since 2002.

    Table of Contents                                Index to Financial Statements
STATEMENTS OF INCOME
For the Years Ended December 31, 2023, 2022, and 2021
Alabama Power Company

	2023	2022	2021
	(in millions)
Operating Revenues:
Retail revenues	$6,159	$6,470	$5,499
Wholesale revenues, non-affiliates	424	726	377
Wholesale revenues, affiliates	60	202	171
Other revenues	407	419	366
Total operating revenues	7,050	7,817	6,413
Operating Expenses:
Fuel	1,299	1,840	1,235
Purchased power, non-affiliates	253	441	221
Purchased power, affiliates	251	360	147
Other operations and maintenance	1,769	1,935	1,735
Depreciation and amortization	1,401	875	859
Taxes other than income taxes	442	424	410
Total operating expenses	5,415	5,875	4,607
Operating Income	1,635	1,942	1,806
Other Income and (Expense):
Allowance for equity funds used during construction	82	70	52
Interest expense, net of amounts capitalized	(425)	(382)	(340)
Other income (expense), net	159	144	107
Total other income and (expense)	(184)	(168)	(181)
Earnings Before Income Taxes	1,451	1,774	1,625
Income taxes	81	423	372
Net Income	1,370	1,351	1,253
Dividends on Preferred Stock	—	11	15
Net Income After Dividends on Preferred Stock	$1,370	$1,340	$1,238

STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2023, 2022, and 2021
Alabama Power Company

	2023	2022	2021
	(in millions)
Net Income	$1,370	$1,351	$1,253
Other comprehensive income:
Qualifying hedges:
Changes in fair value, net of tax of $—, $—, and $1, respectively	—	(1)	2
Reclassification adjustment for amounts included in net income, net of tax of $1, $2, and $2, respectively	2	5	4
Total other comprehensive income	2	4	6
Comprehensive Income	$1,372	$1,355	$1,259
The accompanying notes are an integral part of these financial statements.

    Table of Contents                                Index to Financial Statements
STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2023, 2022, and 2021
Alabama Power Company

	2023	2022	2021
	(in millions)
Operating Activities:
Net income	$1,370	$1,351	$1,253
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	1,554	1,014	1,005
Deferred income taxes	(242)	355	245
Allowance for equity funds used during construction	(82)	(70)	(52)
Pension, postretirement, and other employee benefits	(204)	(118)	(106)
Settlement of asset retirement obligations	(270)	(205)	(202)
Natural disaster reserve and reliability reserve accruals	70	185	75
Retail fuel cost under recovery – long-term	—	(520)	(126)
Other, net	4	(50)	(53)
Changes in certain current assets and liabilities —
-Receivables	(24)	(321)	42
-Fossil fuel stock	(165)	(70)	76
-Materials and supplies	(105)	(7)	(6)
-Retail fuel cost under recovery	376	(102)	—
-Other current assets	(20)	(23)	(31)
-Accounts payable	(162)	249	(109)
-Customer refunds	(39)	5	128
-Other current liabilities	18	(34)	(86)
Net cash provided from operating activities	2,079	1,639	2,053
Investing Activities:
Property additions	(2,022)	(2,016)	(1,753)
Nuclear decommissioning trust fund purchases	(301)	(355)	(638)
Nuclear decommissioning trust fund sales	300	354	637
Cost of removal net of salvage	(178)	(234)	(165)
Change in construction payables	(44)	50	(16)
Other investing activities	49	(62)	(26)
Net cash used for investing activities	(2,196)	(2,263)	(1,961)
Financing Activities:
Increase in notes payable, net	40	—	—
Proceeds —
Senior notes	500	1,700	1,300
Revenue bonds	326	—	—
Other long-term debt	29	—	—
Redemptions and repurchases —
Senior notes	(300)	(750)	(200)
Preferred stock	—	(298)	—
Revenue bonds	—	—	(65)
Other long-term debt	—	—	(206)
Capital contributions from parent company	407	649	636
Payment of common stock dividends	(1,141)	(1,016)	(984)
Other financing activities	(22)	(34)	(43)
Net cash provided from (used for) financing activities	(161)	251	438
Net Change in Cash, Cash Equivalents, and Restricted Cash	(278)	(373)	530
Cash, Cash Equivalents, and Restricted Cash at Beginning of Year	687	1,060	530
Cash, Cash Equivalents, and Restricted Cash at End of Year	$409	$687	$1,060
Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $27, $20, and $15 capitalized, respectively)	$397	$342	$308
Income taxes, net	315	121	185
Noncash transactions — Accrued property additions at year-end	138	182	150
The accompanying notes are an integral part of these financial statements.

    Table of Contents                                Index to Financial Statements
BALANCE SHEETS
At December 31, 2023 and 2022
Alabama Power Company

Assets	2023	2022
	(in millions)
Current Assets:
Cash and cash equivalents	$324	$687
Receivables —
Customer accounts	513	431
Unbilled revenues	191	174
Affiliated	72	101
Other accounts and notes	109	153
Accumulated provision for uncollectible accounts	(16)	(14)
Fossil fuel stock	394	229
Materials and supplies	655	557
Prepaid expenses	62	65
Regulatory assets – under recovered retail fuel clause revenues	246	102
Other regulatory assets	385	372
Other current assets	142	67
Total current assets	3,077	2,924
Property, Plant, and Equipment:
In service	35,429	33,472
Less: Accumulated provision for depreciation	11,131	10,470
Plant in service, net of depreciation	24,298	23,002
Other utility plant, net	499	599
Nuclear fuel, at amortized cost	253	239
Construction work in progress	1,095	1,526
Total property, plant, and equipment	26,145	25,366
Other Property and Investments:
Nuclear decommissioning trusts, at fair value	1,261	1,127
Equity investments in unconsolidated subsidiaries	52	57
Miscellaneous property and investments	155	124
Total other property and investments	1,468	1,308
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	87	71
Deferred charges related to income taxes	262	250
Prepaid pension and other postretirement benefit costs	659	657
Regulatory assets – asset retirement obligations	1,810	1,845
Other regulatory assets, deferred	1,858	2,107
Other deferred charges and assets	414	442
Total deferred charges and other assets	5,090	5,372
Total Assets	$35,780	$34,970
The accompanying notes are an integral part of these financial statements.

    Table of Contents                                Index to Financial Statements
BALANCE SHEETS
At December 31, 2023 and 2022
Alabama Power Company

Liabilities and Stockholder's Equity	2023	2022
	(in millions)
Current Liabilities:
Securities due within one year	$223	$301
Notes payable	40	—
Accounts payable —
Affiliated	330	443
Other	630	641
Customer deposits	105	106
Accrued taxes	51	57
Accrued interest	122	120
Accrued compensation	222	229
Asset retirement obligations	346	330
Other regulatory liabilities	44	96
Other current liabilities	191	91
Total current liabilities	2,304	2,414
Long-Term Debt	10,960	10,329
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	4,170	3,981
Deferred credits related to income taxes	1,506	1,925
Accumulated deferred ITCs	74	81
Employee benefit obligations	155	145
Operating lease obligations	81	67
Asset retirement obligations, deferred	3,812	3,957
Other regulatory liabilities, deferred	291	315
Other deferred credits and liabilities	94	69
Total deferred credits and other liabilities	10,183	10,540
Total Liabilities	23,447	23,283
Common Stockholder's Equity:
Common stock, par value $40 per share (Authorized - 40 million shares; Outstanding - 31 million shares)	1,222	1,222
Paid-in capital	7,125	6,710
Retained earnings	3,993	3,764
Accumulated other comprehensive loss	(7)	(9)
Total common stockholder's equity (See accompanying statements)	12,333	11,687
Total Liabilities and Stockholder's Equity	$35,780	$34,970
Commitments and Contingent Matters (See notes)
The accompanying notes are an integral part of these financial statements.

    Table of Contents                                Index to Financial Statements
STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
For the Years Ended December 31, 2023, 2022, and 2021
Alabama Power Company

	Number of Common Shares Issued	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balance at December 31, 2020	31	$1,222	$5,413	$3,194	$(19)	$9,810
Net income after dividends on preferred stock	—	—	—	1,238	—	1,238
Capital contributions from parent company	—	—	643	—	—	643
Other comprehensive income	—	—	—	—	6	6
Cash dividends on common stock	—	—	—	(984)	—	(984)
Balance at December 31, 2021	31	1,222	6,056	3,448	(13)	10,713
Net income after dividends on preferred stock	—	—	—	1,340	—	1,340
Capital contributions from parent company	—	—	654	—	—	654
Other comprehensive income	—	—	—	—	4	4
Cash dividends on common stock	—	—	—	(1,016)	—	(1,016)
Other	—	—	—	(8)	—	(8)
Balance at December 31, 2022	31	1,222	6,710	3,764	(9)	11,687
Net income after dividends on preferred stock	—	—	—	1,370	—	1,370
Capital contributions from parent company	—	—	415	—	—	415
Other comprehensive income	—	—	—	—	2	2
Cash dividends on common stock	—	—	—	(1,141)	—	(1,141)
Balance at December 31, 2023	31	$1,222	$7,125	$3,993	$(7)	$12,333
The accompanying notes are an integral part of these financial statements.

    Table of Contents                                Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholder and the Board of Directors of Georgia Power Company
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Georgia Power Company (Georgia Power) (a wholly-owned subsidiary of The Southern Company) as of December 31, 2023 and 2022, the related statements of income, comprehensive income, common stockholder's equity, and cash flows for each of the three years in the period ended December 31, 2023, the related notes, and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of Georgia Power as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
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
Impact of Rate Regulation on the Financial Statements – Refer to Note 1 (Summary of Significant Accounting Policies – Regulatory Assets and Liabilities) and Note 2 (Regulatory Matters – Georgia Power) to the financial statements
Critical Audit Matter Description
Georgia Power is subject to retail rate regulation by the Georgia Public Service Commission and wholesale regulation by the Federal Energy Regulatory Commission (collectively, the "Commissions"). Management has determined that it meets the requirements under accounting principles generally accepted in the United States of America to utilize specialized rules to account for the effects of rate regulation in the preparation of its financial statements. Accounting for the economics of rate regulation may impact multiple financial statement line items and disclosures.
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

    Table of Contents                                Index to Financial Statements
We identified the impact of rate regulation related to certain assets and liabilities as a critical audit matter due to the significant judgments made by management to support its assertions about impacted account balances and disclosures and/or the high degree of subjectivity involved in assessing the potential impact of future regulatory orders on incurred costs. Management judgments include assessing the likelihood of (1) recovery in future rates of incurred costs, (2) a disallowance of part of the cost of recently completed plant or plant under construction, and/or (3) a refund to customers. Auditing these judgments, which include assumptions about the outcome of future decisions by the Commissions, required specialized knowledge of accounting for rate regulations and the rate setting process due to its inherent complexities.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the impact of rate regulation on certain assets and liabilities included the following, among others:
•We tested the effectiveness of management's controls over the evaluation of the likelihood of (1) the recovery in future rates of certain incurred costs and (2) refunds or future reductions in rates that should be reported as regulatory liabilities; and the monitoring and evaluation of regulatory developments that may affect the likelihood of recovering certain costs in future rates or of a future reduction in rates. We also tested the effectiveness of management's controls over the initial recognition of regulatory assets or liabilities.
•We read and evaluated relevant regulatory orders and/or other relevant publicly available information to assess the likelihood of recovery of certain incurred costs in future rates or of a future reduction in rates based on precedents of the treatment of similar costs under similar circumstances.
•We tested certain incurred costs recorded as regulatory assets or liabilities during the period for completeness and accuracy.
•We obtained representation from management regarding the likelihood of recoverability of incurred costs and potential refund or future reduction in rates to assess management's assertions about the likelihood of recovery, refund, or a future reduction in rates.
•We evaluated Georgia Power's disclosures related to the impacts of rate regulation, including the balances recorded and regulatory developments, including where there is a high degree of subjectivity involved in assessing the potential impact of future regulatory orders on incurred costs.
/s/ Deloitte & Touche LLP
Atlanta, Georgia
February 14, 2024
We have served as Georgia Power's auditor since 2002.

    Table of Contents                                Index to Financial Statements
STATEMENTS OF INCOME
For the Years Ended December 31, 2023, 2022, and 2021
Georgia Power Company

	2023	2022	2021
	(in millions)
Operating Revenues:
Retail revenues	$9,222	$10,792	$8,478
Wholesale revenues	188	235	197
Other revenues	708	557	585
Total operating revenues	10,118	11,584	9,260
Operating Expenses:
Fuel	1,781	2,486	1,449
Purchased power, non-affiliates	517	856	632
Purchased power, affiliates	764	1,401	859
Other operations and maintenance	2,083	2,349	2,213
Depreciation and amortization	1,681	1,430	1,371
Taxes other than income taxes	541	527	476
Estimated loss on Plant Vogtle Units 3 and 4	(68)	183	1,692
Total operating expenses	7,299	9,232	8,692
Operating Income	2,819	2,352	568
Other Income and (Expense):
Allowance for equity funds used during construction	165	140	127
Interest expense, net of amounts capitalized	(626)	(485)	(421)
Other income (expense), net	170	176	142
Total other income and (expense)	(291)	(169)	(152)
Earnings Before Income Taxes	2,528	2,183	416
Income taxes (benefit)	448	370	(168)
Net Income	$2,080	$1,813	$584
STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2023, 2022, and 2021
Georgia Power Company

	2023	2022	2021
	(in millions)
Net Income	$2,080	$1,813	$584
Other comprehensive income:
Qualifying hedges:
Changes in fair value, net of tax of $(1), $8, and $—, respectively	(2)	23	—
Reclassification adjustment for amounts included in net income, net of tax of $2, $2, and $2, respectively	5	5	6
Total other comprehensive income	3	28	6
Comprehensive Income	$2,083	$1,841	$590
The accompanying notes are an integral part of these financial statements.

    Table of Contents                                Index to Financial Statements
STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2023, 2022, and 2021
Georgia Power Company

	2023	2022	2021
	(in millions)
Operating Activities:
Net income	$2,080	$1,813	$584
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	1,914	1,622	1,557
Deferred income taxes	184	313	(550)
Allowance for equity funds used during construction	(165)	(140)	(127)
Pension, postretirement, and other employee benefits	(272)	(240)	(148)
Settlement of asset retirement obligations	(304)	(212)	(210)
Storm damage accruals	31	213	213
Retail fuel cost under recovery – long-term	(157)	(1,646)	(410)
Estimated loss on Plant Vogtle Units 3 and 4	(68)	183	1,692
Other, net	(82)	81	53
Changes in certain current assets and liabilities —
-Receivables	(57)	(286)	81
-Retail fuel cost under recovery	308	—	—
-Fossil fuel stock	(189)	(43)	30
-Materials and supplies	(154)	(73)	(82)
-Other current assets	(63)	(83)	(30)
-Accounts payable	(206)	264	186
-Accrued taxes	74	173	21
-Retail fuel cost over recovery	—	—	(113)
-Customer refunds	(117)	113	1
-Other current liabilities	(5)	(14)	(1)
Net cash provided from operating activities	2,752	2,038	2,747
Investing Activities:
Property additions	(4,786)	(3,809)	(3,311)
Nuclear decommissioning trust fund purchases	(841)	(770)	(960)
Nuclear decommissioning trust fund sales	821	758	956
Cost of removal, net of salvage	(279)	(274)	(149)
Change in construction payables, net of joint owner portion	50	186	(65)
Payments pursuant to LTSAs	(49)	(44)	(42)
Proceeds from dispositions	59	56	8
Other investing activities	(54)	(57)	(27)
Net cash used for investing activities	(5,079)	(3,954)	(3,590)
Financing Activities:
Increase (decrease) in notes payable, net	811	—	(60)
Proceeds —
Senior notes	2,450	1,500	750
Short-term borrowings	350	2,100	—
FFB loan	—	—	440
Revenue bonds	229	200	122
Redemptions and repurchases —
Senior notes	(800)	(400)	(325)
Short-term borrowings	(1,430)	(500)	—
FFB loan	(86)	(88)	(96)
Revenue bonds	—	(53)	(69)
Other long-term debt	—	(125)	—
Capital contributions from parent company	2,291	1,471	1,782
Payment of common stock dividends	(1,855)	(1,691)	(1,649)
Other financing activities	(38)	(51)	(28)
Net cash provided from financing activities	1,922	2,363	867
Net Change in Cash, Cash Equivalents, and Restricted Cash	(405)	447	24
Cash, Cash Equivalents, and Restricted Cash at Beginning of Year	480	33	9
Cash, Cash Equivalents, and Restricted Cash at End of Year	$75	$480	$33
Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $86, $73, and $63 capitalized, respectively)	$592	$432	$382
Income taxes, net	220	30	305
Noncash transactions — Accrued property additions at year-end	680	626	479
The accompanying notes are an integral part of these financial statements.

    Table of Contents                                Index to Financial Statements
BALANCE SHEETS
At December 31, 2023 and 2022
Georgia Power Company

Assets	2023	2022
	(in millions)
Current Assets:
Cash and cash equivalents	$9	$364
Receivables —
Customer accounts, net	843	735
Unbilled revenues	275	309
Under recovered retail fuel clause revenues	694	—
Joint owner accounts	119	128
Affiliated	51	53
Other accounts and notes	81	62
Fossil fuel stock	480	291
Materials and supplies	883	729
Regulatory assets – asset retirement obligations	98	158
Other regulatory assets	423	324
Other current assets	305	246
Total current assets	4,261	3,399
Property, Plant, and Equipment:
In service	49,370	41,879
Less: Accumulated provision for depreciation	13,955	13,115
Plant in service, net of depreciation	35,415	28,764
Nuclear fuel, at amortized cost	605	604
Construction work in progress	4,975	8,103
Total property, plant, and equipment	40,995	37,471
Other Property and Investments:
Nuclear decommissioning trusts, at fair value	1,163	1,018
Equity investments in unconsolidated subsidiaries	47	51
Miscellaneous property and investments	151	107
Total other property and investments	1,361	1,176
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	884	1,007
Deferred charges related to income taxes	594	583
Prepaid pension costs	706	738
Deferred under recovered retail fuel clause revenues	1,211	2,056
Regulatory assets – asset retirement obligations, deferred	3,407	3,671
Other regulatory assets, deferred	2,890	2,522
Other deferred charges and assets	508	540
Total deferred charges and other assets	10,200	11,117
Total Assets	$56,817	$53,163
The accompanying notes are an integral part of these financial statements.

    Table of Contents                                Index to Financial Statements
BALANCE SHEETS
At December 31, 2023 and 2022
Georgia Power Company

Liabilities and Stockholder's Equity	2023	2022
	(in millions)
Current Liabilities:
Securities due within one year	$502	$901
Notes payable	1,329	1,600
Accounts payable —
Affiliated	840	928
Other	1,147	1,076
Customer deposits	250	252
Accrued taxes	582	508
Accrued interest	175	157
Accrued compensation	250	254
Operating lease obligations	135	151
Asset retirement obligations	338	295
Other regulatory liabilities	22	170
Other current liabilities	365	286
Total current liabilities	5,935	6,578
Long-Term Debt	16,198	14,009
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	4,018	3,707
Deferred credits related to income taxes	2,161	2,244
Accumulated deferred ITCs	326	319
Employee benefit obligations	248	318
Operating lease obligations, deferred	740	851
Asset retirement obligations, deferred	5,327	5,739
Other deferred credits and liabilities	481	540
Total deferred credits and other liabilities	13,301	13,718
Total Liabilities	35,434	34,305
Common Stockholder's Equity:
Common stock, without par value (Authorized - 20 million shares; Outstanding - 9 million shares)	398	398
Paid-in capital	17,923	15,626
Retained earnings	3,071	2,846
Accumulated other comprehensive loss	(9)	(12)
Total common stockholder's equity (See accompanying statements)	21,383	18,858
Total Liabilities and Stockholder's Equity	$56,817	$53,163
Commitments and Contingent Matters (See notes)
The accompanying notes are an integral part of these financial statements.

    Table of Contents                                Index to Financial Statements
STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
For the Years Ended December 31, 2023, 2022, and 2021
Georgia Power Company

	Number of Common Shares Issued	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balance at December 31, 2020	9	$398	$12,361	$3,789	$(47)	$16,501
Net income	—	—	—	584	—	584
Capital contributions from parent company	—	—	1,792	—	—	1,792
Other comprehensive income	—	—	—	—	6	6
Cash dividends on common stock	—	—	—	(1,649)	—	(1,649)
Balance at December 31, 2021	9	398	14,153	2,724	(41)	17,234
Net income	—	—	—	1,813	—	1,813
Capital contributions from parent company	—	—	1,473	—	—	1,473
Other comprehensive income	—	—	—	—	28	28
Cash dividends on common stock	—	—	—	(1,691)	—	(1,691)
Other	—	—	—	—	1	1
Balance at December 31, 2022	9	398	15,626	2,846	(12)	18,858
Net income	—	—	—	2,080	—	2,080
Capital contributions from parent company	—	—	2,297	—	—	2,297
Other comprehensive income	—	—	—	—	3	3
Cash dividends on common stock	—	—	—	(1,855)	—	(1,855)
Balance at December 31, 2023	9	$398	$17,923	$3,071	$(9)	$21,383
The accompanying notes are an integral part of these financial statements.

    Table of Contents                                Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholder and the Board of Directors of Mississippi Power Company
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Mississippi Power Company (Mississippi Power) (a wholly-owned subsidiary of The Southern Company) as of December 31, 2023 and 2022, the related statements of income, comprehensive income, common stockholder's equity, and cash flows for each of the three years in the period ended December 31, 2023, the related notes, and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of Mississippi Power as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
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
Impact of Rate Regulation on the Financial Statements – Refer to Note 1 (Summary of Significant Accounting Policies – Regulatory Assets and Liabilities) and Note 2 (Regulatory Matters – Mississippi Power) to the financial statements
Critical Audit Matter Description
Mississippi Power is subject to retail rate regulation by the Mississippi Public Service Commission and wholesale regulation by the Federal Energy Regulatory Commission (collectively, the "Commissions"). Management has determined that it meets the requirements under accounting principles generally accepted in the United States of America to utilize specialized rules to account for the effects of rate regulation in the preparation of its financial statements. Accounting for the economics of rate regulation may impact multiple financial statement line items and disclosures.
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

    Table of Contents                                Index to Financial Statements
We identified the impact of rate regulation related to certain assets and liabilities as a critical audit matter due to the significant judgments made by management to support its assertions about impacted account balances and disclosures and/or the high degree of subjectivity involved in assessing the potential impact of future regulatory orders on incurred costs. Management judgments include assessing the likelihood of (1) recovery in future rates of incurred costs, (2) a disallowance of part of the cost of recently completed plant or plant under construction, and/or (3) a refund to customers. Auditing these judgments, which include assumptions about the outcome of future decisions by the Commissions, required specialized knowledge of accounting for rate regulations and the rate setting process due to its inherent complexities.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the impact of rate regulation on certain assets and liabilities included the following, among others:
•We tested the effectiveness of management's controls over the evaluation of the likelihood of (1) the recovery in future rates of certain incurred costs and (2) refunds or future reductions in rates that should be reported as regulatory liabilities; and the monitoring and evaluation of regulatory developments that may affect the likelihood of recovering certain costs in future rates or of a future reduction in rates. We also tested the effectiveness of management's controls over the initial recognition of regulatory assets or liabilities.
•We read and evaluated relevant regulatory orders and/or other relevant publicly available information to assess the likelihood of recovery of certain incurred costs in future rates or of a future reduction in rates based on precedents of the treatment of similar costs under similar circumstances.
•We tested certain incurred costs recorded as regulatory assets or liabilities during the period for completeness and accuracy.
•We obtained representation from management regarding the likelihood of recoverability of incurred costs and potential refund or future reduction in rates to assess management's assertions about the likelihood of recovery, refund, or a future reduction in rates.
•We evaluated Mississippi Power's disclosures related to the impacts of rate regulation, including the balances recorded and regulatory developments, including where there is a high degree of subjectivity involved in assessing the potential impact of future regulatory orders on incurred costs.
/s/ Deloitte & Touche LLP
Atlanta, Georgia
February 14, 2024
We have served as Mississippi Power's auditor since 2002.

    Table of Contents                                Index to Financial Statements
STATEMENTS OF INCOME
For the Years Ended December 31, 2023, 2022, and 2021
Mississippi Power Company

	2023	2022	2021
	(in millions)
Operating Revenues:
Retail revenues	$963	$935	$875
Wholesale revenues, non-affiliates	272	252	230
Wholesale revenues, affiliates	200	460	188
Other revenues	39	47	29
Total operating revenues	1,474	1,694	1,322
Operating Expenses:
Fuel and purchased power	538	789	496
Other operations and maintenance	362	376	313
Depreciation and amortization	190	181	180
Taxes other than income taxes	124	124	128
Total operating expenses	1,214	1,470	1,117
Operating Income	260	224	205
Other Income and (Expense):
Interest expense, net of amounts capitalized	(71)	(56)	(60)
Other income (expense), net	35	33	35
Total other income and (expense)	(36)	(23)	(25)
Earnings Before Income Taxes	224	201	180
Income taxes	36	37	21
Net Income	$188	$164	$159
STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2023, 2022, and 2021
Mississippi Power Company

	2023	2022	2021
	(in millions)
Net Income	$188	$164	$159
Other comprehensive income:
Qualifying hedges:
Reclassification adjustment for amounts included in net income, net of tax of $—, $—, and $—, respectively	—	—	1
Total other comprehensive income	—	—	1
Comprehensive Income	$188	$164	$160
The accompanying notes are an integral part of these financial statements.

    Table of Contents                                Index to Financial Statements
STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2023, 2022, and 2021
Mississippi Power Company

	2023	2022	2021
	(in millions)
Operating Activities:
Net income	$188	$164	$159
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	232	223	213
Deferred income taxes	(13)	(6)	(4)
Pension, postretirement, and other employee benefits	(20)	(18)	(10)
Settlement of asset retirement obligations	(18)	(20)	(24)
System restoration rider and reliability reserve accruals	23	32	(2)
Retail fuel cost under recovery – long-term	(50)	—	—
Other, net	(5)	21	(21)
Changes in certain current assets and liabilities —
-Receivables	85	(82)	9
-Materials and supplies	(9)	(10)	(6)
-Other current assets	7	(15)	—
-Accounts payable	(81)	97	(35)
-Accrued taxes	(7)	5	6
-Retail fuel cost over recovery	27	—	(24)
-Other current liabilities	10	(8)	(15)
Net cash provided from operating activities	369	383	246
Investing Activities:
Property additions	(319)	(257)	(198)
Cost of removal net of salvage	(32)	(27)	(20)
Payments pursuant to LTSAs	(26)	(29)	(29)
Other investing activities	7	(4)	(10)
Net cash used for investing activities	(370)	(317)	(257)
Financing Activities:
Increase (decrease) in notes payable, net	—	—	(25)
Proceeds —
Senior notes	100	—	525
Revenue bonds	—	35	—
Redemptions —
Revenue bonds	—	—	(320)
Other long-term debt	—	—	(100)
Capital contributions from parent company	68	68	120
Payment of common stock dividends	(185)	(170)	(157)
Other financing activities	(3)	(1)	(10)
Net cash provided from (used for) financing activities	(20)	(68)	33
Net Change in Cash, Cash Equivalents, and Restricted Cash	(21)	(2)	22
Cash, Cash Equivalents, and Restricted Cash at Beginning of Year	59	61	39
Cash, Cash Equivalents, and Restricted Cash at End of Year	$38	$59	$61
Supplemental Cash Flow Information:
Cash paid during the period for —
Interest	$66	$55	$58
Income taxes, net	52	33	16
Noncash transactions — Accrued property additions at year-end	34	22	25
The accompanying notes are an integral part of these financial statements.

    Table of Contents                                Index to Financial Statements
BALANCE SHEETS
At December 31, 2023 and 2022
Mississippi Power Company

Assets	2023	2022
	(in millions)
Current Assets:
Cash and cash equivalents	$38	$59
Receivables —
Customer accounts, net	36	47
Unbilled revenues	40	47
Affiliated	29	82
Other accounts and notes	20	35
Fossil fuel stock	47	44
Materials and supplies	89	80
Other regulatory assets	56	72
Other current assets	10	38
Total current assets	365	504
Property, Plant, and Equipment:
In service	5,523	5,254
Less: Accumulated provision for depreciation	1,792	1,689
Plant in service, net of depreciation	3,731	3,565
Construction work in progress	203	208
Total property, plant, and equipment	3,934	3,773
Other Property and Investments	158	167
Deferred Charges and Other Assets:
Deferred charges related to income taxes	28	30
Prepaid pension costs	99	109
Deferred under recovered retail fuel clause revenues	50	—
Regulatory assets – asset retirement obligations	244	239
Other regulatory assets, deferred	285	249
Accumulated deferred income taxes	96	107
Other deferred charges and assets	85	94
Total deferred charges and other assets	887	828
Total Assets	$5,344	$5,272
The accompanying notes are an integral part of these financial statements.

    Table of Contents                                Index to Financial Statements
BALANCE SHEETS
At December 31, 2023 and 2022
Mississippi Power Company

Liabilities and Stockholder's Equity	2023	2022
	(in millions)
Current Liabilities:
Securities due within one year	$201	$1
Accounts payable —
Affiliated	82	121
Other	73	106
Accrued taxes	117	124
Accrued compensation	43	37
Asset retirement obligations	29	37
Over recovered retail fuel clause revenues	27	—
Other regulatory liabilities	17	43
Other current liabilities	90	85
Total current liabilities	679	554
Long-Term Debt	1,443	1,544
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	469	466
Deferred credits related to income taxes	229	253
Employee benefit obligations	67	69
Asset retirement obligations, deferred	139	142
Other cost of removal obligations	186	196
Other regulatory liabilities, deferred	92	96
Other deferred credits and liabilities	37	21
Total deferred credits and other liabilities	1,219	1,243
Total Liabilities	3,341	3,341
Common Stockholder's Equity:
Common stock, without par value (Authorized - 50 million shares; Outstanding - 1 million shares)	38	38
Paid-in capital	4,721	4,652
Accumulated deficit	(2,756)	(2,759)
Total common stockholder's equity (See accompanying statements)	2,003	1,931
Total Liabilities and Stockholder's Equity	$5,344	$5,272
Commitments and Contingent Matters (See notes)
The accompanying notes are an integral part of these financial statements.

    Table of Contents                                Index to Financial Statements
STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
For the Years Ended December 31, 2023, 2022, and 2021
Mississippi Power Company

	Number of Common Shares Issued	Common Stock	Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balance at December 31, 2020	1	$38	$4,460	$(2,754)	$(2)	$1,742
Net income	—	—	—	159	—	159
Capital contributions from parent company	—	—	122	—	—	122
Other comprehensive income	—	—	—	—	1	1
Cash dividends on common stock	—	—	—	(157)	—	(157)
Other	—	—	—	(1)	1	—
Balance at December 31, 2021	1	38	4,582	(2,753)	—	1,867
Net income	—	—	—	164	—	164
Capital contributions from parent company	—	—	70	—	—	70
Cash dividends on common stock	—	—	—	(170)	—	(170)
Balance at December 31, 2022	1	38	4,652	(2,759)	—	1,931
Net income	—	—	—	188	—	188
Capital contributions from parent company	—	—	69	—	—	69
Cash dividends on common stock	—	—	—	(185)	—	(185)
Balance at December 31, 2023	1	$38	$4,721	$(2,756)	$—	$2,003
The accompanying notes are an integral part of these financial statements.

    Table of Contents                                Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholder and the Board of Directors of Southern Power Company and Subsidiary Companies
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Southern Power Company and subsidiary companies (Southern Power) (a wholly-owned subsidiary of The Southern Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2023, the related notes, and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of Southern Power as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
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
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures included the following, among others:
•We read certain agreements to understand the liquidation provisions and the provisions governing the allocation of benefits.
•We evaluated certain HLBV models utilized by management to determine whether the models accurately reflect the allocation of income or loss and tax attributes in accordance with the liquidation provisions and allocation terms defined in the agreements, as well as whether the inputs in the models are accurate and complete.
/s/ Deloitte & Touche LLP
Atlanta, Georgia
February 14, 2024
We have served as Southern Power's auditor since 2002.

    Table of Contents                                Index to Financial Statements
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2023, 2022, and 2021
Southern Power Company and Subsidiary Companies

	2023	2022	2021
	(in millions)
Operating Revenues:
Wholesale revenues, non-affiliates	$1,597	$2,458	$1,671
Wholesale revenues, affiliates	537	875	515
Other revenues	55	36	30
Total operating revenues	2,189	3,369	2,216
Operating Expenses:
Fuel	706	1,614	802
Purchased power	116	311	139
Other operations and maintenance	473	482	423
Depreciation and amortization	504	516	517
Taxes other than income taxes	51	49	45
Loss on sales-type leases	—	1	40
Gain on dispositions, net	(20)	(2)	(41)
Total operating expenses	1,830	2,971	1,925
Operating Income	359	398	291
Other Income and (Expense):
Interest expense, net of amounts capitalized	(129)	(138)	(147)
Other income (expense), net	12	7	10
Total other income and (expense)	(117)	(131)	(137)
Earnings Before Income Taxes	242	267	154
Income taxes (benefit)	12	20	(13)
Net Income	230	247	167
Net loss attributable to noncontrolling interests	(127)	(107)	(99)
Net Income Attributable to Southern Power	$357	$354	$266
The accompanying notes are an integral part of these consolidated financial statements.

    Table of Contents                                Index to Financial Statements
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2023, 2022, and 2021
Southern Power Company and Subsidiary Companies

	2023	2022	2021
	(in millions)
Net Income	$230	$247	$167
Other comprehensive income:
Qualifying hedges:
Changes in fair value, net of tax of $(1), $(30), and $(22), respectively	(3)	(91)	(67)
Reclassification adjustment for amounts included in net income, net of tax of $4, $26, and $30, respectively	11	81	89
Pension and other postretirement benefit plans:
Benefit plan net gain (loss), net of tax of $(2), $6, and $5, respectively	(7)	18	16
Reclassification adjustment for amounts included in net income, net of tax of $—, $1, and $1, respectively	—	2	2
Total other comprehensive income	1	10	40
Comprehensive loss attributable to noncontrolling interests	(127)	(107)	(99)
Comprehensive Income Attributable to Southern Power	$358	$364	$306
The accompanying notes are an integral part of these consolidated financial statements.

    Table of Contents                                Index to Financial Statements
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2023, 2022, and 2021
Southern Power Company and Subsidiary Companies

	2023	2022	2021
	(in millions)
Operating Activities:
Net income	$230	$247	$167
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	524	543	542
Deferred income taxes	16	9	55
Utilization of federal investment tax credits	332	49	288
Amortization of investment tax credits	(58)	(58)	(58)
Gain on dispositions, net	(20)	(2)	(41)
Loss on sales-type leases	—	1	40
Other, net	28	18	(1)
Changes in certain current assets and liabilities —
-Receivables	121	(82)	(44)
-Prepaid income taxes	2	22	(16)
-Other current assets	(24)	(11)	(14)
-Accounts payable	(60)	68	30
-Other current liabilities	5	11	3
Net cash provided from operating activities	1,096	815	951
Investing Activities:
Acquisitions, net of cash acquired	(181)	—	(345)
Property additions	(118)	(100)	(396)
Change in construction payables	21	(69)	(15)
Proceeds from dispositions	59	48	24
Payments pursuant to LTSAs	(50)	(71)	(82)
Other investing activities	4	(2)	11
Net cash used for investing activities	(265)	(194)	(803)
Financing Activities:
Increase (decrease) in notes payable, net	(83)	10	36
Proceeds — Senior notes	—	—	400
Redemptions — Senior notes	(290)	(677)	(300)
Capital contributions from parent company	18	430	8
Return of capital to parent company	—	—	(271)
Capital contributions from noncontrolling interests	21	73	501
Distributions to noncontrolling interests	(234)	(259)	(351)
Payment of common stock dividends	(252)	(198)	(204)
Other financing activities	—	(2)	(14)
Net cash used for financing activities	(820)	(623)	(195)
Net Change in Cash, Cash Equivalents, and Restricted Cash	11	(2)	(47)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Year	133	135	182
Cash, Cash Equivalents, and Restricted Cash at End of Year	$144	$133	$135
Supplemental Cash Flow Information:
Cash paid (received) during the period for —
Interest (net of $3, $—, and $6 capitalized, respectively)	$122	$142	$140
Income taxes, net	(254)	(15)	(275)
Noncash transactions —
Accrued property additions at year-end	59	24	72
LTSA credits utilized from the sale of spare parts	23	—	—
Contributions from noncontrolling interests	—	15	89
Contributions of wind turbine equipment	—	—	82
The accompanying notes are an integral part of these consolidated financial statements.

    Table of Contents                                Index to Financial Statements
CONSOLIDATED BALANCE SHEETS
At December 31, 2023 and 2022
Southern Power Company and Subsidiary Companies

Assets	2023	2022
	(in millions)
Current Assets:
Cash and cash equivalents	$124	$131
Receivables —
Customer accounts, net	136	226
Affiliated	37	51
Other	54	70
Materials and supplies	80	88
Other current assets	92	55
Total current assets	523	621
Property, Plant, and Equipment:
In service	14,690	14,658
Less: Accumulated provision for depreciation	4,119	3,661
Plant in service, net of depreciation	10,571	10,997
Construction work in progress	278	41
Total property, plant, and equipment	10,849	11,038
Other Property and Investments:
Intangible assets, net of amortization of $148 and $129, respectively	243	263
Equity investments in unconsolidated subsidiaries	—	49
Net investment in sales-type leases	148	154
Total other property and investments	391	466
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	488	489
Prepaid LTSAs	248	193
Income taxes receivable, non-current	17	19
Other deferred charges and assets	245	255
Total deferred charges and other assets	998	956
Total Assets	$12,761	$13,081
The accompanying notes are an integral part of these consolidated financial statements.

    Table of Contents                                Index to Financial Statements
CONSOLIDATED BALANCE SHEETS
At December 31, 2023 and 2022
Southern Power Company and Subsidiary Companies

Liabilities and Stockholders' Equity	2023	2022
	(in millions)
Current Liabilities:
Securities due within one year	$—	$290
Notes payable	138	225
Accounts payable —
Affiliated	82	139
Other	91	67
Accrued taxes	26	24
Accrued interest	27	28
Operating lease obligations	29	28
Other current liabilities	97	83
Total current liabilities	490	884
Long-Term Debt	2,711	2,689
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	614	279
Accumulated deferred ITCs	1,498	1,556
Operating lease obligations, deferred	517	514
Other deferred credits and liabilities	233	243
Total deferred credits and other liabilities	2,862	2,592
Total Liabilities	6,063	6,165
Common Stockholder's Equity:
Common stock, par value $0.01 per share (Authorized - 1 million shares; Outstanding - 1,000 shares)	—	—
Paid-in capital	1,088	1,069
Retained earnings	1,846	1,741
Accumulated other comprehensive loss	(17)	(18)
Total common stockholder's equity	2,917	2,792
Noncontrolling Interests	3,781	4,124
Total Stockholders' Equity (See accompanying statements)	6,698	6,916
Total Liabilities and Stockholders' Equity	$12,761	$13,081
Commitments and Contingent Matters (See notes)
The accompanying notes are an integral part of these consolidated financial statements.

    Table of Contents                                Index to Financial Statements
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2023, 2022, and 2021
Southern Power Company and Subsidiary Companies

	Number of Common Shares Issued	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Common Stockholder's Equity	Noncontrolling Interests	Total
	(in millions)
Balance at December 31, 2020	—	$—	$914	$1,522	$(67)	$2,369	$4,262	$6,631
Net income (loss)	—	—	—	266	—	266	(99)	167
Return of capital to parent company	—	—	(271)	—	—	(271)	—	(271)
Capital contributions from parent company	—	—	10	—	—	10	—	10
Other comprehensive income	—	—	—	—	40	40	—	40
Cash dividends on common stock	—	—	—	(204)	—	(204)	—	(204)
Capital contributions from noncontrolling interests	—	—	—	—	—	—	590	590
Distributions to noncontrolling interests	—	—	—	—	—	—	(351)	(351)
Other	—	—	(15)	1	—	(14)	—	(14)
Balance at December 31, 2021	—	—	638	1,585	(27)	2,196	4,402	6,598
Net income (loss)	—	—	—	354	—	354	(107)	247
Capital contributions from parent company	—	—	431	—	—	431	—	431
Other comprehensive income	—	—	—	—	10	10	—	10
Cash dividends on common stock	—	—	—	(198)	—	(198)	—	(198)
Capital contributions from noncontrolling interests	—	—	—		—	—	88	88
Distributions to noncontrolling interests	—	—	—	—	—	—	(259)	(259)
Other	—	—	—	—	(1)	(1)	—	(1)
Balance at December 31, 2022	—	—	1,069	1,741	(18)	2,792	4,124	6,916
Net income (loss)	—	—	—	357	—	357	(127)	230
Capital contributions from parent company	—	—	19	—	—	19	—	19
Other comprehensive income	—	—	—	—	1	1	—	1
Cash dividends on common stock	—	—	—	(252)	—	(252)	—	(252)
Capital contributions from noncontrolling interests	—	—	—	—	—	—	21	21
Distributions to noncontrolling interests	—	—	—	—	—	—	(236)	(236)
Other	—	—	—	—	—	—	(1)	(1)
Balance at December 31, 2023	—	$—	$1,088	$1,846	$(17)	$2,917	$3,781	$6,698
The accompanying notes are an integral part of these consolidated financial statements.

    Table of Contents                                Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholder and the Board of Directors of Southern Company Gas and Subsidiary Companies
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Southern Company Gas and subsidiary companies (Southern Company Gas) (a wholly-owned subsidiary of The Southern Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, common stockholder's equity, and cash flows for each of the three years in the period ended December 31, 2023, the related notes, and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of Southern Company Gas as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We did not audit the financial statements of Southern Natural Gas Company, L.L.C. (SNG), Southern Company Gas' investment which is accounted for by the use of the equity method. The accompanying consolidated financial statements of Southern Company Gas include its equity investment in SNG of $1,202 million and $1,243 million as of December 31, 2023 and December 31, 2022, respectively, and its earnings from its equity method investment in SNG of $139 million, $146 million, and $127 million for the years ended December 31, 2023, 2022, and 2021, respectively. Those statements were audited by other auditors whose reports (which express unqualified opinions on SNG's financial statements and contain an emphasis of matter paragraph calling attention to SNG's significant transactions with related parties) have been furnished to us, and our opinion, insofar as it relates to the amounts included for SNG, is based solely on the reports of the other auditors.
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
Impact of Rate Regulation on the Financial Statements – Refer to Note 1 (Summary of Significant Accounting Policies – Regulatory Assets and Liabilities) and Note 2 (Regulatory Matters – Southern Company Gas) to the financial statements
Critical Audit Matter Description
Southern Company Gas' natural gas distribution utilities (the "regulated utility subsidiaries") are subject to rate regulation by their respective state Public Service Commission or other applicable state regulatory agencies (collectively, the "Commissions"). Management has determined that it meets the requirements under accounting principles generally accepted in the United States of America to utilize specialized rules to account for the effects of rate regulation in the preparation of its financial statements. Accounting for the economics of rate regulation may impact multiple financial statement line items and disclosures.

    Table of Contents                                Index to Financial Statements
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
We identified the impact of rate regulation related to certain assets and liabilities as a critical audit matter due to the significant judgments made by management to support its assertions about impacted account balances and disclosures and/or the high degree of subjectivity involved in assessing the potential impact of future regulatory orders on incurred costs. Management judgments include assessing the likelihood of (1) recovery in future rates of incurred costs, (2) a disallowance of part of the cost of recently completed plant or plant under construction, and/or (3) a refund to customers. Auditing these judgments, which include assumptions about the outcome of future decisions by the Commissions, required specialized knowledge of accounting for rate regulations and the rate setting process due to its inherent complexities.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the impact of rate regulation on certain assets and liabilities included the following, among others:
•We tested the effectiveness of management's controls over the evaluation of the likelihood of (1) the recovery in future rates of certain incurred costs and (2) refunds or future reductions in rates that should be reported as regulatory liabilities; and the monitoring and evaluation of regulatory developments that may affect the likelihood of recovering certain costs in future rates or of a future reduction in rates, including Qualifying Infrastructure Plant capital investments by Nicor Gas. We also tested the effectiveness of management's controls over the initial recognition of regulatory assets or liabilities.
•We read and evaluated relevant regulatory orders and/or other relevant publicly available information to assess the likelihood of recovery of certain incurred costs in future rates or of a future reduction in rates based on precedents of the treatment of similar costs under similar circumstances.
•We tested certain incurred costs recorded as regulatory assets or liabilities during the period for completeness and accuracy.
•We obtained representation from management regarding the likelihood of recoverability of incurred costs and potential refund or future reduction in rates to assess management's assertions about the likelihood of recovery, refund, or a future reduction in rates.
•We evaluated Southern Company Gas' disclosures related to the impacts of rate regulation, including the balances recorded and regulatory developments, including where there is a high degree of subjectivity involved in assessing the potential impact of future regulatory orders on incurred costs.
/s/ Deloitte & Touche LLP
Atlanta, Georgia
February 14, 2024
We have served as Southern Company Gas' auditor since 2016.

    Table of Contents                                Index to Financial Statements
Report of Independent Registered Public Accounting Firm

Board of Directors and Members
Southern Natural Gas Company, L.L.C.
Houston, Texas

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Southern Natural Gas Company, L.L.C. (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of income, members' equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
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

    Table of Contents                                Index to Financial Statements
Fair Value of Investments Measured at Fair Value
As discussed in Note 5 to the consolidated financial statements, the fair value of postretirement benefit plan assets on December 31, 2023, was $66 million. Of this amount, $65 million represents the fair value of private debt and equity securities measured at net asset value (NAV).
We identified the assessment of the fair value of investments measured at NAV as a critical audit matter. Subjective auditor judgment was required in the application and performance of procedures to assess the fair value of the investments measured at NAV because the determination involved the use of unobservable inputs. Additionally, specialized skills and knowledge were required to assess the fair value of the investments measured at NAV and to assess the sufficiency of audit evidence obtained.
The primary procedures we performed to address this critical audit matter included:
•Comparing the fair values as recorded by the Company to external confirmations received directly from the third-party investment managers.
•Utilized specialists who performed a benchmark analysis to determine the correlation of the funds and the stated benchmark; the results were used to estimate the high and low fair value range of the investments to compare to the Company's fair value.
Emphasis of Matter – Significant Transactions with Related Parties
As discussed in Note 6 to the consolidated financial statements, the Company has entered into significant transactions with related parties.
/s/ BDO USA, P.C.
We have served as the Company's auditor since 2018.
Houston, Texas
February 6, 2024

    Table of Contents                                Index to Financial Statements
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2023, 2022, and 2021
Southern Company Gas and Subsidiary Companies

	2023	2022	2021
	(in millions)
Operating Revenues:
Natural gas revenues (includes revenue taxes of $133, $162, and $122, respectively)	$4,702	$5,962	$4,380
Total operating revenues	4,702	5,962	4,380
Operating Expenses:
Cost of natural gas	1,644	3,004	1,619
Other operations and maintenance	1,194	1,176	1,072
Depreciation and amortization	582	559	536
Taxes other than income taxes	262	282	225
Impairment charges	—	131	—
Estimated loss on regulatory disallowance	88	—	—
Gain on dispositions, net	(7)	(4)	(127)
Total operating expenses	3,763	5,148	3,325
Operating Income	939	814	1,055
Other Income and (Expense):
Earnings from equity method investments	140	148	50
Interest expense, net of amounts capitalized	(310)	(263)	(238)
Other income (expense), net	57	53	(53)
Total other income and (expense)	(113)	(62)	(241)
Earnings Before Income Taxes	826	752	814
Income taxes	211	180	275
Net Income	$615	$572	$539

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2023, 2022, and 2021
Southern Company Gas and Subsidiary Companies

	2023	2022	2021
	(in millions)
Net Income	$615	$572	$539
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $(18), $5, and $5, respectively	(45)	13	17
Reclassification adjustment for amounts included in net income, net of tax of $19, $(9), and $(5), respectively	46	(24)	(11)
Pension and other postretirement benefit plans:
Benefit plan net gain (loss), net of tax of $(7), $8, and $17, respectively	(15)	18	40
Reclassification adjustment for amounts included in net income, net of tax of $—, $—, and $—, respectively	(1)	—	—
Total other comprehensive income (loss)	(15)	7	46
Comprehensive Income	$600	$579	$585
The accompanying notes are an integral part of these consolidated financial statements.

    Table of Contents                                Index to Financial Statements
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2023, 2022, and 2021
Southern Company Gas and Subsidiary Companies

	2023	2022	2021
	(in millions)
Operating Activities:
Consolidated net income	$615	$572	$539
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	582	558	536
Deferred income taxes	126	17	259
Impairment charges	—	131	84
Gain on dispositions, net	(7)	(4)	(127)
Mark-to-market adjustments	(7)	12	194
Natural gas cost under recovery – long-term	—	207	(207)
Estimated loss on regulatory disallowance	96	—	—
Other, net	(60)	(32)	(30)
Changes in certain current assets and liabilities —
-Receivables	431	(345)	(143)
-Natural gas for sale, net of temporary LIFO liquidation	19	(77)	8
-Prepaid income taxes	(11)	19	(82)
-Natural gas cost under recovery	108	158	(266)
-Other current assets	(17)	(6)	(116)
-Accounts payable	(276)	299	40
-Natural gas cost over recovery	214	—	—
-Other current liabilities	(51)	10	(26)
Net cash provided from operating activities	1,762	1,519	663
Investing Activities:
Property additions	(1,561)	(1,533)	(1,421)
Cost of removal, net of salvage	(104)	(112)	(106)
Change in construction payables, net	(38)	65	(29)
Investments in unconsolidated subsidiaries	(11)	(165)	(5)
Proceeds from dispositions	42	150	150
Other investing activities	16	15	32
Net cash used for investing activities	(1,656)	(1,580)	(1,379)
Financing Activities:
Increase (decrease) in notes payable, net	(153)	(341)	585
Proceeds —
Senior notes	500	500	450
First mortgage bonds	275	175	200
Short-term borrowings	—	50	300
Other long-term debt	37	22	—
Redemptions and repurchases —
Senior notes	—	—	(300)
Short-term borrowings	(200)	(150)	—
Medium-term notes	(350)	(46)	(30)
First mortgage bonds	(50)	—	—
Capital contributions from parent company	373	406	72
Payment of common stock dividends	(585)	(519)	(530)
Other financing activities	(1)	(1)	(2)
Net cash provided from (used for) financing activities	(154)	96	745
Net Change in Cash, Cash Equivalents, and Restricted Cash	(48)	35	29
Cash, Cash Equivalents, and Restricted Cash at Beginning of Year	83	48	19
Cash, Cash Equivalents, and Restricted Cash at End of Year	$35	$83	$48
Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $16, $10, and $8 capitalized, respectively)	$291	$258	$244
Income taxes, net	91	208	57
Noncash transactions — Accrued property additions at year-end	139	177	113
The accompanying notes are an integral part of these consolidated financial statements.

    Table of Contents                                Index to Financial Statements
CONSOLIDATED BALANCE SHEETS
At December 31, 2023 and 2022
Southern Company Gas and Subsidiary Companies

Assets	2023	2022
	(in millions)
Current Assets:
Cash and cash equivalents	$33	$81
Receivables —
Customer accounts	405	616
Unbilled revenues	261	453
Other accounts and notes	47	76
Accumulated provision for uncollectible accounts	(44)	(50)
Natural gas for sale	420	438
Prepaid expenses	107	93
Natural gas cost under recovery	—	108
Other regulatory assets	141	119
Other current assets	116	104
Total current assets	1,486	2,038
Property, Plant, and Equipment:
In service	20,840	19,723
Less: Accumulated depreciation	5,534	5,276
Plant in service, net of depreciation	15,306	14,447
Construction work in progress	1,110	909
Total property, plant, and equipment	16,416	15,356
Other Property and Investments:
Goodwill	5,015	5,015
Equity investments in unconsolidated subsidiaries	1,235	1,276
Other intangible assets, net of amortization of $166 and $156, respectively	16	26
Miscellaneous property and investments	25	28
Total other property and investments	6,291	6,345
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	47	57
Prepaid pension costs	158	183
Other regulatory assets, deferred	504	497
Other deferred charges and assets	181	145
Total deferred charges and other assets	890	882
Total Assets	$25,083	$24,621
The accompanying notes are an integral part of these consolidated financial statements.

    Table of Contents                                Index to Financial Statements
CONSOLIDATED BALANCE SHEETS
At December 31, 2023 and 2022
Southern Company Gas and Subsidiary Companies

Liabilities and Stockholder's Equity	2023	2022
	(in millions)
Current Liabilities:
Securities due within one year	$—	$400
Notes payable	415	768
Accounts payable —
Affiliated	89	104
Other	424	701
Customer deposits	126	125
Accrued taxes	77	77
Accrued compensation	112	105
Natural gas cost over recovery	214	—
Other regulatory liabilities	19	36
Other current liabilities	232	254
Total current liabilities	1,708	2,570
Long-term Debt	7,833	7,042
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	1,671	1,560
Deferred credits related to income taxes	759	788
Employee benefit obligations	110	120
Operating lease obligations	40	51
Other cost of removal obligations	1,771	1,707
Accrued environmental remediation	192	207
Other deferred credits and liabilities	196	179
Total deferred credits and other liabilities	4,739	4,612
Total Liabilities	14,280	14,224
Common Stockholder’s Equity:
Common stock, par value $0.01 per share (Authorized - 100 million shares; Outstanding - 100 shares)
Paid-in capital	10,836	10,445
Accumulated deficit	(49)	(79)
Accumulated other comprehensive income (loss)	16	31
Total common stockholder's equity (See accompanying statements)	10,803	10,397
Total Liabilities and Stockholder's Equity	$25,083	$24,621
Commitments and Contingent Matters (See notes)
The accompanying notes are an integral part of these consolidated financial statements.

    Table of Contents                                Index to Financial Statements
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
For the Years Ended December 31, 2023, 2022, and 2021
Southern Company Gas and Subsidiary Companies

	Number of Common Shares Issued	Common Stock	Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balance at December 31, 2020	—	$—	$9,930	$(141)	$(22)	$9,767
Net income	—	—	—	539	—	539
Capital contributions from parent company	—	—	94	—	—	94
Other comprehensive income	—	—	—	—	46	46
Cash dividends on common stock	—	—	—	(530)	—	(530)
Balance at December 31, 2021	—	—	10,024	(132)	24	9,916
Net income	—	—	—	572	—	572
Capital contributions from parent company	—	—	421	—	—	421
Other comprehensive income	—	—	—	—	7	7
Cash dividends on common stock	—	—	—	(519)	—	(519)
Balance at December 31, 2022	—	—	10,445	(79)	31	10,397
Net income	—	—	—	615	—	615
Capital contributions from parent company	—	—	391	—	—	391
Other comprehensive income (loss)	—	—	—	—	(15)	(15)
Cash dividends on common stock	—	—	—	(585)	—	(585)
Balance at December 31, 2023	—	$—	$10,836	$(49)	$16	$10,803
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

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
General
Southern Company is the parent company of three traditional electric operating companies, as well as Southern Power, Southern Company Gas, SCS, Southern Linc, Southern Holdings, Southern Nuclear, PowerSecure, and other direct and indirect subsidiaries. The traditional electric operating companies – Alabama Power, Georgia Power, and Mississippi Power – are vertically integrated utilities providing electric service in three Southeastern states. Southern Power develops, constructs, acquires, owns, and manages power generation assets, including renewable energy projects, and sells electricity at market-based rates in the wholesale market. Southern Company Gas distributes natural gas through natural gas distribution utilities, including Nicor Gas (Illinois), Atlanta Gas Light (Georgia), Virginia Natural Gas, and Chattanooga Gas (Tennessee). Southern Company Gas is also involved in several other complementary businesses including gas pipeline investments and gas marketing services. Prior to the sale of Sequent on July 1, 2021, these businesses also included wholesale gas services. SCS, the system service company, provides, at cost, specialized services to Southern Company and its subsidiary companies. Southern Linc provides digital wireless communications for use by Southern Company and its subsidiary companies and also markets these services to the public and provides fiber optics services within the Southeast. Southern Holdings is an intermediate holding company subsidiary. Southern Nuclear operates and provides services to the Southern Company system's nuclear power plants, including Alabama Power's Plant Farley and Georgia Power's Plant Hatch and Plant Vogtle Units 1 through 3, and is currently managing construction and start-up of Plant Vogtle Unit 4. PowerSecure develops distributed energy and resilience solutions and deploys microgrids for commercial, industrial, governmental, and utility customers. See Note 15 for information regarding the sale of Sequent.
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
Recently Adopted Accounting Standards
In 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (ASU 2020-04) providing temporary guidance to ease the potential burden in accounting for reference rate reform primarily resulting from the discontinuation of LIBOR, which began phasing out on December 31, 2021. The discontinuation date of the overnight 1-, 3-, 6-, and 12-month tenors of LIBOR was June 30, 2023, which was beyond the original effective date of ASU 2020-04; therefore, in December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 (ASU 2022-06) to defer the sunset date of ASU 2020-04 from December 31, 2022 to December 31, 2024.
The amendments were elective and applied to all entities that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued. The guidance (i) simplified accounting analyses under current GAAP for contract modifications; (ii) simplified the assessment of hedge effectiveness and allows hedging relationships affected by reference rate reform to continue; and (iii) allowed a one-time election to sell or transfer debt securities classified as held to maturity that reference a rate affected by reference rate reform. An entity could elect to apply the amendments

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

prospectively from March 12, 2020 through December 31, 2024 by accounting topic. The Registrants elected to apply the amendments to modifications of debt and derivative arrangements that meet the scope of ASU 2020-04 and ASU 2022-06.
Certain provisions in PPAs at Southern Power included references to LIBOR. Contract amendments have been executed to change to a SOFR-based interest rate. Southern Power adopted and applied the practical expedients guidance to these PPAs. Additionally, the Registrants referenced LIBOR for certain debt and hedging arrangements. As of July 1, 2023, all of the debt and hedging arrangements of the Registrants had transitioned to a SOFR-based interest rate based on the terms of the agreements. There were no material impacts from the transition to SOFR and no impacts to any existing accounting conclusions. See Note 14 under "Interest Rate Derivatives" for additional information.
Affiliate Transactions
The traditional electric operating companies, Southern Power, and Southern Company Gas have agreements with SCS under which certain of the following services are rendered to them at direct or allocated cost: general executive and advisory, general and design engineering, operations, purchasing, accounting, finance, treasury, legal, tax, information technology, marketing, auditing, insurance and pension administration, human resources, systems and procedures, digital wireless communications, cellular tower space, and other services with respect to business and operations, construction management, and Southern Company power pool transactions. These costs are primarily included in other operations and maintenance expenses or capitalized to property, plant, and equipment. Costs for these services from SCS in 2023, 2022, and 2021 were as follows:

	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
2023	$611	$857	$113	$86	$261
2022	549	762	115	86	262
2021	504	663	120	89	239
Alabama Power and Georgia Power also have agreements with Southern Nuclear under which Southern Nuclear renders the following nuclear-related services at cost: general executive and advisory services; general operations, management, and technical services; administrative services including procurement, accounting, employee relations, systems, and procedures services; strategic planning and budgeting services; other services with respect to business and operations; and, for Georgia Power, construction management. These costs are primarily included in other operations and maintenance expenses or capitalized to property, plant, and equipment. Costs for these services in 2023, 2022, and 2021 amounted to $251 million, $267 million, and $258 million, respectively, for Alabama Power and $899 million, $895 million, and $906 million, respectively, for Georgia Power. See Note 2 under "Georgia Power – Nuclear Construction" for additional information regarding Southern Nuclear's construction management of Plant Vogtle Unit 4 for Georgia Power.
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
Alabama Power's and Georgia Power's power purchases from affiliates through the Southern Company power pool are included in purchased power, affiliates on their respective statements of income. Mississippi Power's and Southern Power's power purchases from affiliates through the Southern Company power pool are included in purchased power on their respective statements of income and were as follows:

	Mississippi Power	Southern Power
	(in millions)
2023	$4	$13
2022	4	29
2021	9	15
Georgia Power has entered into several PPAs with Southern Power for capacity and energy. Georgia Power's total expenses associated with these PPAs were $143 million, $151 million, and $132 million in 2023, 2022, and 2021, respectively. Southern Power's total revenues from all PPAs with Georgia Power, included in wholesale revenue affiliates on Southern Power's consolidated statements of income, were $145 million, $154 million, and $139 million for 2023, 2022, and 2021, respectively. Included within these revenues were affiliate PPAs accounted for as operating leases, which totaled $116 million, $116 million,

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

and $112 million for 2023, 2022, and 2021, respectively. See Note 9 for additional information. Also see Note 2 under "Georgia Power – Integrated Resource Plans" for information regarding additional affiliate PPAs commencing in 2024.
SCS (as agent for Alabama Power, Georgia Power, and Southern Power) and Southern Company Gas have long-term interstate natural gas transportation agreements with SNG that are governed by the terms and conditions of SNG's natural gas tariff and are subject to FERC regulation. See Note 7 under "Southern Company Gas – Equity Method Investments" for additional information. Transportation costs under these agreements in 2023, 2022, and 2021 were as follows:

	Alabama Power	Georgia Power	Southern Power	Southern Company Gas
	(in millions)
2023	$12	$101	$34	$28
2022	18	99	37	27
2021	14	108	31	29
SCS, as agent for the traditional electric operating companies and Southern Power, has agreements with certain subsidiaries of Southern Company Gas to purchase natural gas. Natural gas purchases made under these agreements were immaterial for Alabama Power, Georgia Power, and Mississippi Power for all periods presented, immaterial for Southern Power in 2023 and 2022, and $18 million for Southern Power in 2021.
Alabama Power and Mississippi Power jointly own Plant Greene County. The companies have an agreement under which Alabama Power operates Plant Greene County and Mississippi Power reimburses Alabama Power for its proportionate share of non-fuel operations and maintenance expenses, which totaled $5 million, $6 million, and $10 million in 2023, 2022, and 2021, respectively. See Note 5 under "Joint Ownership Agreements" for additional information.
Alabama Power, Georgia Power, and Mississippi Power each have agreements with PowerSecure for equipment purchases and/or services related to utility infrastructure construction, distributed energy, and energy efficiency projects. Costs under these agreements were immaterial for all periods presented.
Southern Company Gas has a $77 million contract with the U.S. General Services Administration to increase energy efficiency at certain federal buildings across Georgia, with completion expected by the end of 2024. Southern Company Gas engaged PowerSecure to provide the majority of the construction services under the contract. During 2023 and 2022, Southern Company Gas paid $29 million and $10 million, respectively, to PowerSecure related to this agreement.
See Note 7 under "SEGCO" for information regarding Alabama Power's and Georgia Power's equity method investment in SEGCO and related affiliate purchased power costs, as well as Alabama Power's gas pipeline ownership agreement with SEGCO.
Southern Power has several agreements with SCS for transmission services, which are billed to Southern Power based on the Southern Company Open Access Transmission Tariff as filed with the FERC. Transmission services purchased by Southern Power from SCS totaled $33 million, $39 million, and $28 million for 2023, 2022, and 2021, respectively, and were charged to other operations and maintenance expenses in Southern Power's consolidated statements of income.
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
Southern Power
Southern Power sells capacity and energy at rates specified under contractual terms in long-term PPAs. These PPAs are accounted for as leases, normal sale derivatives, or contracts with customers. Capacity revenues from PPAs classified as operating leases are recognized on a straight-line basis over the term of the agreement. Energy revenues are recognized in the period the energy is delivered. Capacity revenues from PPAs classified as sales-type leases are recognized by accounting for interest income on the net investment in the lease.
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
The tariffs for the natural gas distribution utilities include provisions which allow for the recognition of certain revenues prior to the time such revenues are billed to customers. These provisions are referred to as alternative revenue programs and provide for the recognition of certain revenues prior to billing, as long as the amounts recognized will be collected from customers within 24 months of recognition. Revenue related to alternative revenue programs was $20 million, $(5) million, and $11 million in 2023, 2022, and 2021, respectively. These programs are as follows:
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
Concentration of Revenue
Southern Company, Alabama Power, Georgia Power, Mississippi Power (with the exception of its full requirements cost-based MRA electric tariffs described below), Southern Power, and Southern Company Gas each have a diversified base of customers and no single customer comprises 10% or more of each company's revenues.
Mississippi Power provides service under long-term contracts with rural electric cooperative associations and a municipality located in southeastern Mississippi under requirements cost-based MRA electric tariffs, which are subject to regulation by the FERC. The contracts with these wholesale customers represented 14.0% of Mississippi Power's total operating revenues in 2023.
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
Southern Company Gas' gas marketing services' customers are charged for actual or estimated natural gas consumed. Within cost of natural gas, Southern Company Gas also includes costs of lost and unaccounted for gas and gains and losses associated with certain derivatives.
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

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

Federal ITCs and PTCs, as well as state ITCs and other state tax credits available to reduce income taxes payable, were not fully utilized in 2023 and will be carried forward and utilized in future years. In addition, Southern Company is expected to have various state net operating loss (NOL) carryforwards for certain of its subsidiaries, including Mississippi Power and Southern Power, which would result in income tax benefits in the future, if utilized. See Note 10 under "Current and Deferred Income Taxes – Tax Credit Carryforwards" and " – Net Operating Loss Carryforwards" for additional information.
In June 2023, the IRS issued temporary regulations related to the transferability of certain tax credits under the IRA. Southern Company and certain subsidiaries have tax credits that are eligible to be transferred. The discount recorded on transferred credits is booked through income tax expense.
Under current tax law, Georgia Power is eligible to generate advanced nuclear PTCs for Plant Vogtle Unit 3, which are recognized as an income tax benefit based on KWH production and are eligible to be transferred. Pursuant to the Global Amendments to the Vogtle Joint Ownership Agreements (as defined in Note 2 under "Georgia Power – Nuclear Construction – Joint Owner Contracts"), Georgia Power is purchasing advanced nuclear PTCs for Plant Vogtle Unit 3 from the other Vogtle Owners. The gain recognized on the purchase of the joint owner PTCs is recognized as an income tax benefit.
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
Southern Company Gas is taxed on its gas revenues by various governmental authorities, but is allowed to recover these taxes from its customers. Revenue taxes imposed on the natural gas distribution utilities are recorded at the amount charged to customers, which may include a small administrative fee, as operating revenues, and the related taxes imposed on Southern Company Gas are recorded as operating expenses on the statements of income. Revenue taxes included in operating expenses were $129 million, $158 million, and $119 million in 2023, 2022, and 2021, respectively.
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
Total AFUDC and interest capitalized for the applicable Registrants in 2023, 2022, and 2021 was as follows:

	Southern Company	Alabama Power	Georgia Power(*)	Southern Power	Southern Company Gas
	(in millions)
2023	$400	$109	$251	$3	$37
2022	327	90	213	—	24
2021	282	68	190	6	18
(*)See Note 2 under "Georgia Power – Nuclear Construction" for information on the inclusion of a portion of construction costs related to Plant Vogtle Unit 4 in Georgia Power's rate base.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

The average AFUDC composite rates for 2023, 2022, and 2021 for the traditional electric operating companies and the natural gas distribution utilities were as follows:

	2023	2022	2021
Alabama Power	8.1%	7.9%	7.9%
Georgia Power(a)	7.6%	7.3%	7.2%
Mississippi Power(b)	—%	5.3%	2.5%
Southern Company Gas:
Atlanta Gas Light	7.4%	7.6%	7.7%
Chattanooga Gas	7.1%	7.1%	7.1%
Nicor Gas	4.6%	2.0%	0.1%
(a)Excludes AFUDC related to the construction of Plant Vogtle Units 3 and 4. See Note 2 under "Georgia Power – Nuclear Construction" for additional information.
(b)Mississippi Power's AFUDC was immaterial in 2023.
Impairment of Long-Lived Assets
The Registrants evaluate long-lived assets and finite-lived intangible assets for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The determination of whether an impairment has occurred is based on either a specific regulatory disallowance, a sales transaction price that is less than the asset group's carrying amount, or an estimate of undiscounted future cash flows attributable to the asset group, as compared with the carrying amount of the assets. If an impairment has occurred, the amount of the impairment loss recognized is determined by either the amount of regulatory disallowance or by the amount the carrying amount exceeds the estimated fair value of the assets. For assets identified as held for sale, the carrying amount is compared to the estimated fair value less the cost to sell in order to determine if an impairment loss is required. Until the assets are disposed of, their estimated fair value is re-evaluated when circumstances or events change. See Notes 7 and 9 under "Southern Company Gas" and "Southern Company Leveraged Lease," respectively, and Note 15 under "Southern Company" and "Southern Company Gas" for information regarding impairment charges recorded during the periods presented.
Goodwill and Other Intangible Assets
Southern Power's intangible assets consist primarily of certain PPAs acquired, which are amortized over the term of the respective PPA. Southern Company Gas' goodwill and other intangible assets primarily relate to its 2016 acquisition by Southern Company. In addition to these items, Southern Company's goodwill and other intangible assets also relate to its 2016 acquisition of PowerSecure.
For its 2023 and 2022 annual impairment tests, Southern Company Gas management performed the qualitative assessment and determined that it was more likely than not that the fair value of all of its reporting units with goodwill exceeded their carrying amounts, and therefore no quantitative assessment was required. For its 2021 annual impairment test, Southern Company Gas management performed the quantitative assessment and confirmed that the fair values of all of its reporting units with goodwill exceeded their carrying amounts.
For its 2023 and 2021 annual impairment tests, PowerSecure management performed the quantitative assessment, which resulted in the fair value of PowerSecure exceeding its carrying amount. For its 2022 annual impairment test, PowerSecure management performed the quantitative assessment, which resulted in the fair value of PowerSecure being lower than its carrying amount. The fair value was estimated using a discounted cash flow analysis. The decline in fair value primarily resulted from declining macroeconomic conditions, reducing sales growth and estimated cash flows. As a result, a goodwill impairment of $119 million was recorded in the fourth quarter 2022.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

At December 31, 2023 and 2022, goodwill was as follows:

	At December 31, 2023	At December 31, 2022
	(in millions)
Southern Company	$5,161	$5,161
Southern Company Gas:
Gas distribution operations	$4,034	$4,034
Gas marketing services	981	981
Southern Company Gas total	$5,015	$5,015
At December 31, 2023 and 2022, other intangible assets were as follows:

	At December 31, 2023			At December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Other Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Other Intangible Assets, Net
	(in millions)			(in millions)
Southern Company
Subject to amortization:
Customer relationships	$212	$(172)	$40	$212	$(162)	$50
Trade names	64	(53)	11	64	(44)	20
PPA fair value adjustments	390	(148)	242	390	(129)	261
Other	3	(3)	—	5	(5)	—
Total subject to amortization	$669	$(376)	$293	$671	$(340)	$331
Not subject to amortization:
FCC licenses	75	—	75	75	—	75
Total other intangible assets	$744	$(376)	$368	$746	$(340)	$406

Southern Power(*)
PPA fair value adjustments	$390	$(148)	$242	$390	$(129)	$261

Southern Company Gas(*)
Gas marketing services
Customer relationships	$156	$(145)	$11	$156	$(139)	$17
Trade names	26	(21)	5	26	(17)	9
Total other intangible assets	$182	$(166)	$16	$182	$(156)	$26
(*)All subject to amortization.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

Amortization associated with other intangible assets in 2023, 2022, and 2021 was as follows:

	2023	2022	2021
	(in millions)
Southern Company(a)	$38	$39	$44
Southern Power(b)	20	20	20
Southern Company Gas:
Gas marketing services	10	11	15
(a)Includes $20 million annually recorded as a reduction to operating revenues.
(b)Recorded as a reduction to operating revenues.
At December 31, 2023, the estimated amortization associated with other intangible assets for the next five years is as follows:

	2024	2025	2026	2027	2028
	(in millions)
Southern Company	$35	$32	$27	$24	$24
Southern Power	20	20	20	20	20
Southern Company Gas	7	6	3	—	—
Acquisition Accounting
At the time of an acquisition, management will assess whether acquired assets and activities meet the definition of a business. Acquisitions that meet the definition of a business are accounted for under the acquisition method, and operating results from the date of acquisition are included in the acquiring entity's financial statements. Identifiable assets acquired, liabilities assumed, and any noncontrolling interests (including any intangible assets) are recognized and measured at fair value. Assets acquired that do not meet the definition of a business are accounted for as an asset acquisition. The purchase price of each asset acquisition is allocated based on the relative fair value of assets acquired.
Determining the fair value of assets acquired and liabilities assumed requires management judgment and management may engage independent valuation experts to assist in this process. Fair values are determined by using market participant assumptions and typically include the timing and amounts of future cash flows, incurred construction costs, the nature of acquired contracts, discount rates, power market prices, and expected asset lives. For potential or successful acquisitions that meet the definition of a business, any due diligence or transaction costs incurred are expensed as incurred. If the acquisition is an asset acquisition, direct and incremental transaction costs can be capitalized as a component of the cost of the assets acquired.
Historically, any contingent consideration relates to fixed amounts due to the seller once an acquired construction project is placed in service. For contingent consideration with variable payments, management fair values the arrangement with any changes recorded in the statements of income. See Note 13 for additional fair value information.
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

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheets that total to the amount shown in the statements of cash flows for the applicable Registrants:

	Southern Company	Alabama Power	Georgia Power	Southern Power	Southern Company Gas
	(in millions)
At December 31, 2023
Cash and cash equivalents	$748	$324	$9	$124	$33
Restricted cash(a):
Other current assets	141	85	37	17	2
Other deferred charges and assets	31	—	29	3	—
Total cash, cash equivalents, and restricted cash(b)	$921	$409	$75	$144	$35

At December 31, 2022
Cash and cash equivalents	$1,917	$687	$364	$131	$81
Restricted cash(a):
Other current assets	62	—	60	—	2
Other deferred charges and assets	58	—	56	3	—
Total cash, cash equivalents, and restricted cash(b)	$2,037	$687	$480	$133	$83
(a)For Alabama Power, reflects proceeds from the issuance of solid waste disposal facility revenue bonds in 2023. For Georgia Power, reflects proceeds from the issuance of solid waste disposal facility revenue bonds in 2022. See Note 8 under "Long-term Debt" for additional information. For Southern Power, reflects $17 million at December 31, 2023 resulting from an arbitration award held to fund future replacement costs and $3 million at both December 31, 2023 and 2022 held to fund estimated construction completion costs at the Deuel Harvest wind facility. See Note 3 under "General Litigation Matters – Southern Power" and Note 15 under "Southern Power" for additional information. For Southern Company Gas, reflects collateral for workers' compensation, life insurance, and long-term disability insurance.
(b)Total may not add due to rounding.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

Storm Damage and Reliability Reserves
In accordance with their respective state PSC orders, the traditional electric operating companies accrue certain amounts annually related to storm damage recovery. Each traditional electric operating company maintains a reserve to cover or is allowed to defer and recover the cost of damages from major storms to its transmission and distribution lines and, for Mississippi Power, the cost of uninsured damages to its generation facilities and other property. Alabama Power also has authority from the Alabama PSC to accrue certain additional amounts as circumstances warrant. Alabama Power recorded an additional accrual of $65 million in 2021.
Storm damage reserve activity for the traditional electric operating companies during 2023 was as follows:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power
	(in millions)
Balance at December 31, 2022	$216	$97	$83	$36
Accrual	61	18	31	12
Weather-related damages	(211)	(39)	(168)	(4)
Balance at December 31, 2023	$66	$76	$(54)	$44
The traditional electric operating companies accrued the following amounts related to storm damage recovery in 2022 and 2021:

	Southern Company(a)(b)	Alabama Power(a)	Georgia Power	Mississippi Power(b)
	(in millions)
2022	$239	$19	$213	$7
2021	286	75	213	(2)
(a)Alabama Power's 2021 amount includes the $65 million additional accrual discussed above.
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
During 2022, the Alabama PSC and the Mississippi PSC authorized Alabama Power and Mississippi Power, respectively, to make accruals to a reliability reserve if certain conditions are met. During 2023 and 2022, Alabama Power and Mississippi Power accrued the following amounts to their reliability reserves:

	Southern Company	Alabama Power	Mississippi Power
	(in millions)
2023	$63	$52	$11
2022	191	166	25
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

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

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
Natural Gas for Sale
With the exception of Nicor Gas, Southern Company Gas records natural gas inventories on a weighted average cost of gas basis. In Georgia's deregulated, competitive environment, Marketers sell natural gas to firm end-use customers at market-based prices. On a monthly basis, Atlanta Gas Light assigns to Marketers the majority of the pipeline storage services that it has under contract, along with a corresponding amount of inventory. Atlanta Gas Light retains and manages a portion of its pipeline storage assets and related natural gas inventories for system balancing and to serve system demand.
Nicor Gas' natural gas inventory is carried at cost on a LIFO basis. Inventory decrements occurring during the year that are restored prior to year-end are charged to cost of natural gas at the estimated annual replacement cost. Inventory decrements that are not restored prior to year-end are charged to cost of natural gas at the actual LIFO cost of the inventory layers liquidated. The cost of natural gas, including inventory costs, is recovered from customers under a purchased gas recovery mechanism adjusted for differences between actual costs and amounts billed; therefore, LIFO liquidations have no impact on Southern Company's or Southern Company Gas' net income. At December 31, 2023, the Nicor Gas LIFO inventory balance was $186 million. Based on the average cost of gas purchased in December 2023, the estimated replacement cost of Nicor Gas' inventory at December 31, 2023 was $268 million.
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
Concentration of Credit Risk
Concentration of credit risk occurs at Atlanta Gas Light for amounts billed for services and other costs to its customers, which consist of 13 Marketers in Georgia (including SouthStar). The credit risk exposure to the Marketers varies seasonally, with the lowest exposure in the non-peak summer months and the highest exposure in the peak winter months. Marketers are responsible for the retail sale of natural gas to end-use customers in Georgia. The functions of the retail sale of gas include the purchase and sale of natural gas, customer service, billings, and collections. The provisions of Atlanta Gas Light's tariff allow Atlanta Gas Light to obtain credit security support in an amount equal to a minimum of two times a Marketer's highest month's estimated bill from Atlanta Gas Light.
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
The Registrants offset fair value amounts recognized for multiple derivative instruments executed with the same counterparty under netting arrangements. The Registrants had no outstanding collateral repayment obligations or rights to reclaim collateral arising from derivative instruments recognized at December 31, 2023.
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

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

AOCI (loss) balances, net of tax effects, for Southern Company, Southern Power, and Southern Company Gas were as follows:

	Qualifying Hedges	Pension and Other Postretirement Benefit Plans	Accumulated Other Comprehensive Income (Loss)(*)
	(in millions)
Southern Company
Balance at December 31, 2022	$(149)	$(18)	$(167)
Current period change	28	(38)	(10)
Balance at December 31, 2023	$(121)	$(56)	$(177)

Southern Power
Balance at December 31, 2022	$(9)	$(9)	$(18)
Current period change	8	(7)	1
Balance at December 31, 2023	$(1)	$(16)	$(17)

Southern Company Gas
Balance at December 31, 2022	$(25)	$56	$31
Current period change	1	(16)	(15)
Balance at December 31, 2023	$(24)	$40	$16
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

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

2. REGULATORY MATTERS
Regulatory Assets and Liabilities
Details of regulatory assets and (liabilities) reflected in the balance sheets at December 31, 2023 and 2022 are provided in the following tables:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Company Gas
	(in millions)
At December 31, 2023
AROs(a)(w)	$5,733	$1,936	$3,505	$247	$—
Retiree benefit plans(b)(w)	3,011	815	976	140	146
Remaining net book value of retired assets(c)	1,357	499	841	17	—
Deferred income tax charges(d)	897	262	605	28	—
Under recovered regulatory clause revenues(e)	413	381	—	12	20
Fuel-hedging (realized and unrealized) losses(f)	270	100	121	49	—
Deferred depreciation(g)	270	143	127	—	—
Environmental remediation(h)(w)	255	—	20	—	235
Loss on reacquired debt(i)	238	35	197	5	1
Vacation pay(j)(w)	217	83	107	11	16
Software and cloud computing costs(k)	150	59	84	2	5
Regulatory clauses(l)	140	112	—	—	28
Storm damage(m)	92	—	54	38	—
Nuclear outage(n)	83	50	33	—	—
Long-term debt fair value adjustment(o)	60	—	—	—	60
Qualifying repairs of natural gas distribution systems(p)	40	—	—	—	40
Plant Daniel Units 3 and 4(q)	25	—	—	25	—
Kemper County energy facility assets, net(r)	7	—	—	7	—
Other regulatory assets(s)	182	39	33	18	93
Deferred income tax credits(d)	(4,686)	(1,506)	(2,161)	(241)	(759)
Other cost of removal obligations(a)	(1,312)	28	617	(186)	(1,771)
Over recovered regulatory clause revenues(e)	(287)	(3)	(46)	—	(238)
Reliability reserves(t)	(179)	(143)	—	(36)	—
Storm/property damage reserves(t)	(120)	(76)	—	(44)	—
Customer refunds(u)	(19)	(15)	(4)	—	—
Fuel-hedging (realized and unrealized) gains(f)	(6)	(5)	(1)		—
Other regulatory liabilities(v)	(308)	(74)	(18)	(2)	(101)
Total regulatory assets (liabilities), net	$6,523	$2,720	$5,090	$90	$(2,225)

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Company Gas
	(in millions)
At December 31, 2022
AROs(a)(w)	$6,096	$1,971	$3,829	$242	$—
Retiree benefit plans(b)(w)	2,517	675	848	113	114
Remaining net book value of retired assets(c)	1,543	562	962	19	—
Under recovered regulatory clause revenues(e)	953	788	—	31	134
Deferred income tax charges(d)	866	250	583	30	—
Environmental remediation(h)(w)	294	—	25	—	269
Loss on reacquired debt(i)	257	38	213	5	1
Vacation pay(j)(w)	212	82	108	10	12
Regulatory clauses(l)	142	142	—	—	—
Software and cloud computing costs(k)	111	46	59	—	6
Nuclear outage(n)	82	52	30	—	—
Long-term debt fair value adjustment(o)	69	—	—	—	69
Fuel-hedging (realized and unrealized) losses(f)	60	15	45	—	—
Storm damage(m)	44	—	—	44	—
Plant Daniel Units 3 and 4(q)	27	—	—	27	—
Qualifying repairs of natural gas distribution systems(p)	26	—	—	—	26
Kemper County energy facility assets, net(r)	20	—	—	20	—
Other regulatory assets(s)	171	36	27	16	92
Deferred income tax credits(d)	(5,251)	(1,925)	(2,244)	(269)	(788)
Other cost of removal obligations(a)	(1,430)	11	462	(196)	(1,707)
Storm/property damage reserves(t)	(216)	(97)	(83)	(36)	—
Reliability reserves(t)	(191)	(166)	—	(25)	—
Customer refunds(u)	(183)	(62)	(121)	—	—
Fuel-hedging (realized and unrealized) gains(f)	(83)	(38)	(21)	(24)	—
Over recovered regulatory clause revenues(e)	(64)	—	(38)	—	(26)
Other regulatory liabilities(v)	(239)	(40)	(21)	(3)	(93)
Total regulatory assets (liabilities), net	$5,833	$2,340	$4,663	$4	$(1,891)
Unless otherwise noted, the following recovery and amortization periods for these regulatory assets and (liabilities) have been approved by the respective state PSC or regulatory agency:
(a)AROs and other cost of removal obligations generally are recorded over the related property lives, which may range up to 64 years for Alabama Power, 56 years for Georgia Power, 55 years for Mississippi Power, and 85 years for Southern Company Gas. AROs and cost of removal obligations are settled and trued up following completion of the related activities. Alabama Power is recovering CCR ARO expenditures over a 38-year period ending in 2054 through Rate CNP Compliance. Effective January 1, 2023, Georgia Power is recovering CCR ARO expenditures over four-year periods through its ECCR tariff. Prior to 2023, expenditures were recovered over three-year periods. See "Georgia Power – Rate Plans" herein and Note 6 for additional information.
(b)Recovered and amortized over the average remaining service period, which may range up to 13 years for Alabama Power and Mississippi Power and up to 14 years for Georgia Power and Southern Company Gas. Southern Company's balances also include amounts at SCS and Southern Nuclear that are allocated to the applicable regulated utilities. See Note 11 for additional information.
(c)Alabama Power: Primarily represents the net book value of Plant Gorgas Unit 10 ($451 million at December 31, 2023) being amortized over 14 years (through 2037) and Plant Barry Unit 4 ($39 million at December 31, 2023) being amortized over 11 years (through 2034). See "Alabama Power – Environmental Accounting Order" herein for additional information.
Georgia Power: Net book values of Plant Wansley Units 1 and 2, Plant Hammond Units 1 through 4, and Plant Branch Unit 4 (totaling $488 million, $339 million, and $8 million, respectively, at December 31, 2023) are being amortized over remaining periods between one and 12 years (between 2024 and 2035). Balance also includes unusable materials and supplies inventories, for which the Georgia PSC will determine a recovery period in a future base rate case.
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

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

(d)Deferred income tax charges are recovered and deferred income tax credits are primarily amortized over the related property lives, which may range up to 64 years for Alabama Power, 56 years for Georgia Power, 55 years for Mississippi Power, and 85 years for Southern Company Gas. See Note 10 for additional information. As a result of the Tax Reform Legislation, these accounts include certain deferred income tax assets and liabilities not subject to normalization, as described further below:
Alabama Power: Related amounts at December 31, 2023 include excess federal deferred income tax liabilities that are available for the benefit of customers in 2024 and/or 2025, as discussed under "Alabama Power – Excess Accumulated Deferred Income Tax Accounting Order" herein. Remaining amounts are being recovered and amortized ratably over the related property lives.
Georgia Power: Related amounts include $145 million of deferred income tax assets related to construction costs for Plant Vogtle Units 3 and 4 to be recovered over a 10-year period beginning the month after Unit 4 achieves commercial operation. See "Georgia Power – Nuclear Construction – Regulatory Matters" herein for additional information on recovery of costs related to Plant Vogtle Units 3 and 4.
Mississippi Power: Related amounts include retail deferred income tax liabilities ($11 million at December 31, 2023) that are expected to be fully amortized through 2024.
Southern Company Gas: Related amounts include deferred income tax liabilities ($1 million at December 31, 2023) being amortized through 2024. See "Southern Company Gas – Rate Proceedings" herein for additional information.
(e)Alabama Power: Balances are recorded monthly and expected to be recovered over periods of up to seven years, with the majority expected to be recovered within one year. See "Alabama Power – Rate CNP PPA," " – Rate CNP Compliance," and " – Rate ECR" herein for additional information.
Georgia Power: Balances are recorded monthly and expected to be recovered or returned within two years. See "Georgia Power – Rate Plans" herein for additional information.
Mississippi Power: At December 31, 2023, $12 million is expected to be recovered through various rate recovery mechanisms over a period to be determined in future rate filings. See "Mississippi Power – Ad Valorem Tax Adjustment" herein for additional information.
Southern Company Gas: Balances are recorded and recovered or amortized over periods generally not exceeding five years. In addition to natural gas cost recovery mechanisms, the natural gas distribution utilities have various other cost recovery mechanisms for the recovery of costs, including those related to infrastructure replacement programs.
(f)Fuel-hedging assets and liabilities are recorded over the life of the underlying hedged purchase contracts. Upon final settlement, actual costs incurred are recovered through the applicable traditional electric operating company's fuel cost recovery mechanism. Purchase contracts generally do not exceed three and a half years for Alabama Power, three years for Georgia Power, and four years for Mississippi Power.
(g)Alabama Power: Represents deferred depreciation expense for Plant Barry Unit 5 ($57 million at December 31, 2023) and Plant Barry common coal assets ($24 million at December 31, 2023) to be amortized until 2036 beginning when Plant Barry Unit 5 is retired and Plant Gaston Unit 5 coal assets ($62 million at December 31, 2023) to be amortized until 2039 beginning when the assets are retired.
Georgia Power: Represents deferred depreciation expense for Plant Scherer Units 1 through 3 ($70 million at December 31, 2023) to be amortized over six years beginning in 2029 and Plant Bowen Units 1 and 2 ($40 million at December 31, 2023) to be amortized over four years beginning in 2031, both as approved under Georgia Power's 2022 ARP, and Plant Vogtle Unit 3 and common facilities ($17 million at December 31, 2023) to be amortized over a 10-year period beginning the month after Plant Vogtle Unit 4 achieves commercial operation. See "Georgia Power – Nuclear Construction – Regulatory Matters" herein for additional information on recovery of costs related to Plant Vogtle Units 3 and 4.
(h)Effective January 1, 2023, Georgia Power is recovering $5 million annually for environmental remediation under the 2022 ARP. Southern Company Gas' costs are recovered through environmental cost recovery mechanisms when the remediation work is performed. See Note 3 under "Environmental Remediation" for additional information.
(i)Recovered over either the remaining life of the original issue or, if refinanced, over the remaining life of the new issue. At December 31, 2023, the remaining amortization periods do not exceed 24 years for Alabama Power, 29 years for Georgia Power, 18 years for Mississippi Power, and four years for Southern Company Gas.
(j)Recorded as earned by employees and recovered as paid, generally within one year. Includes both vacation and banked holiday pay, if applicable.
(k)Represents certain deferred operations and maintenance costs associated with software and cloud computing projects. For Alabama Power, costs are amortized ratably over the life of the related software, which ranges up to 10 years (through 2034). See "Alabama Power – Software Accounting Order" herein for additional information. For Georgia Power, costs incurred through 2022 are being amortized over five years (through 2027) and the recovery period for costs incurred after 2022 will be determined in its next base rate case. For Mississippi Power, the recovery period will be determined in Mississippi Power's annual PEP filing process. For Southern Company Gas, costs are being amortized ratably over the life of the related software, which ranges up to 10 years (through 2034).
(l)Alabama Power: Effective January 1, 2023, balance is being amortized through Rate RSE over a five-year period ending in 2027.
Southern Company Gas: Represents amounts related to Nicor Gas' volume balancing adjustment rider expected to be recovered over a period of less than two years.
(m)See "Georgia Power – Storm Damage Recovery" herein and Note 1 under "Storm Damage and Reliability Reserves" for additional information. Mississippi Power's balance represents deferred storm costs associated with Hurricanes Ida and Zeta being recovered through PEP over a seven-year period through 2029.
(n)Nuclear outage costs are deferred to a regulatory asset when incurred and amortized over a subsequent period of 18 months for Alabama Power and up to 24 months for Georgia Power. See Note 5 for additional information.
(o)Recovered over the remaining lives of the original debt issuances at acquisition, which range up to 15 years at December 31, 2023.
(p)Represents deferred costs of certain repairs at Atlanta Gas Light being amortized over 20 years.
(q)Represents the difference between Mississippi Power's revenue requirement for Plant Daniel Units 3 and 4 under purchase accounting and operating lease accounting. At December 31, 2023, consists of the $17 million retail portion being amortized through 2039 over the remaining life of the related property and the $8 million wholesale portion being amortized through 2035.
(r)At December 31, 2023, includes $9 million of regulatory assets (wholesale) expected to be fully amortized by 2035 and $2 million of regulatory liabilities (retail) expected to be fully amortized by 2024.
(s)Comprised of numerous immaterial components with remaining amortization periods at December 31, 2023 generally not exceeding 20 years for Alabama Power, 10 years for Georgia Power, 14 years for Mississippi Power, and 15 years for Southern Company Gas.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

(t)Utilized as related expenses are incurred. See "Alabama Power – Rate NDR" and " – Reliability Reserve Accounting Order," "Georgia Power – Storm Damage Recovery," and "Mississippi Power – System Restoration Rider" and " – Reliability Reserve Accounting Order" herein and Note 1 under "Storm Damage and Reliability Reserves" for additional information.
(u)Primarily includes approximately $15 million and $62 million at December 31, 2023 and 2022, respectively, for Alabama Power and $119 million at December 31, 2022 for Georgia Power as a result of each company exceeding its allowed retail return range. Georgia Power's balances also include immaterial amounts related to refunds for transmission service customers. See "Alabama Power – Rate RSE" and "Georgia Power – Rate Plans" herein for additional information.
(v)Comprised of numerous immaterial components with remaining amortization periods at December 31, 2023 generally not exceeding 11 years for Alabama Power, nine years for Georgia Power, four years for Mississippi Power, and 20 years for Southern Company Gas.
(w)Generally not earning a return as they are excluded from rate base or are offset in rate base by a corresponding asset or liability.
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
Alabama Power continues to reduce growth in total debt by increasing equity, with corresponding reductions in debt issuances, thereby de-leveraging its capital structure. Alabama Power's goal is to achieve an equity ratio of approximately 55% by the end of 2025. At December 31, 2023 and 2022, Alabama Power's equity ratio was approximately 52.3% and 52.2%, respectively.
Generally, during a year without a Rate RSE upward adjustment, if Alabama Power's actual WCER is between 6.15% and 7.65%, customers will receive 25% of the amount between 6.15% and 6.65%, 40% of the amount between 6.65% and 7.15%, and 75% of the amount between 7.15% and 7.65%. Customers will receive all amounts in excess of an actual WCER of 7.65%. During a year with a Rate RSE upward adjustment, if Alabama Power's actual WCER exceeds 6.15%, customers receive 50% of the amount between 6.15% and 6.90% and all amounts in excess of an actual WCER of 6.90%. Alabama Power's ability to retain a portion of the revenue that causes the actual WCER for a given year to exceed the allowed range positions Alabama Power to address the pressure on its credit quality, without increasing retail rates under Rate RSE in the near term. There is no provision for additional customer billings should the actual retail return fall below the WCER range.
Retail rates under Rate RSE did not change for 2022 or 2023.
For the years ended December 31, 2021, 2022, and 2023, Alabama Power's WCER exceeded 6.15%, resulting in Alabama Power establishing a current regulatory liability of $181 million, $62 million, and $15 million, respectively, for Rate RSE refunds. In accordance with an Alabama PSC order issued in February 2022, Alabama Power applied $126 million of the 2021 refund to reduce the Rate ECR under recovered balance and the remaining $55 million was refunded to customers through bill credits in July 2022. In accordance with an Alabama PSC order issued on February 7, 2023, Alabama Power refunded the 2022 amount to customers through bill credits in August 2023. The $15 million regulatory liability at December 31, 2023 will be refunded to customers through bill credits in April 2024.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

On December 1, 2023, Alabama Power made its required annual Rate RSE submission to the Alabama PSC of projected data for calendar year 2024. Projected earnings were within the specified range; therefore, retail rates under Rate RSE remain unchanged for 2024.
Excess Accumulated Deferred Income Tax Accounting Order
In December 2022, the Alabama PSC directed Alabama Power to accelerate the amortization of a regulatory liability associated with excess federal accumulated deferred income taxes. Under this order, in 2023, approximately $304 million was returned to customers through bill credits to offset the impact of the rate increase discussed under "Rate CNP Depreciation" herein.
On October 3, 2023, the Alabama PSC issued an order modifying its December 2022 order and authorizing Alabama Power to (i) flow back in 2023 approximately $24 million of certain federal excess accumulated deferred income taxes resulting from the Tax Cuts and Jobs Act of 2017 and (ii) make available any remaining balance of excess accumulated deferred income taxes at the end of 2023 for the benefit of customers in 2024 and/or 2025. At December 31, 2023, the remaining balance was $81 million, of which approximately $67 million and $14 million will flow back in 2024 and 2025, respectively, for the benefit of customers.
Rate CNP New Plant
Rate CNP New Plant allows for recovery of Alabama Power's retail costs associated with newly developed or acquired certificated generating facilities placed into retail service. No adjustments to Rate CNP New Plant occurred during the period January 2021 through October 2022.
In July 2022, the Alabama PSC approved a CCN authorizing Alabama Power to complete the acquisition of the Calhoun Generating Station. The transaction closed in September 2022 and, in October 2022, Alabama Power filed Rate CNP New Plant with the Alabama PSC to recover the related costs. The filing reflected an increase in annual revenues of $34 million, or 0.6%, effective with November 2022 billings.
In 2020, the Alabama PSC approved a CCN authorizing Alabama Power to complete the acquisition of the Central Alabama Generating Station, which occurred in August 2020. Through May 2023, Alabama Power recovered substantially all costs associated with the Central Alabama Generating Station through Rate RSE, offset by revenues from a power sales agreement. Beginning in July 2022, fuel costs associated with Central Alabama Generating Station are being recovered through Rate ECR. On March 24, 2023, Alabama Power filed Rate CNP New Plant with the Alabama PSC to recover costs associated with the acquisition of the Central Alabama Generating Station. The filing reflected an annual increase in retail revenues of $78 million, or 1.1%, effective with June 2023 billings. On May 24, 2023, the Central Alabama Generating Station was placed into retail service.
The Alabama PSC's 2020 CCN also authorized Alabama Power to construct an approximately 720-MW combined cycle facility at Alabama Power's Plant Barry (Plant Barry Unit 8) and the recovery of estimated in-service costs. On November 1, 2023, the unit was placed in service. On December 1, 2023, Alabama Power filed Rate CNP New Plant with the Alabama PSC to recover the related costs. The filing reflected an annual increase in retail revenues of $91 million, or 1.4%, effective with January 2024 billings.
Rate CNP PPA
Rate CNP PPA allows for the recovery of Alabama Power's retail costs associated with certificated PPAs. Revenues for Rate CNP PPA, as recorded on the financial statements, are adjusted for differences in actual recoverable costs and amounts billed in current regulated rates. Accordingly, changes in the billing factors will have no significant effect on Southern Company's or Alabama Power's revenues or net income but will affect annual cash flow. No adjustments to Rate CNP PPA occurred during the period 2021 through 2023 and no adjustment is expected for 2024. At December 31, 2023 and 2022, Alabama Power had an under recovered Rate CNP PPA balance of $103 million and $120 million, respectively, of which $18 million and $18 million, respectively, is included in other regulatory assets, current and $85 million and $102 million, respectively, is included in other regulatory assets, deferred on the balance sheet.
Rate CNP Compliance
Rate CNP Compliance allows for the recovery of Alabama Power's retail costs associated with laws, regulations, and other such mandates directed at the utility industry involving the environment, security, reliability, safety, sustainability, or similar considerations impacting Alabama Power's facilities or operations. Rate CNP Compliance is based on forward-looking information and provides for the recovery of these costs pursuant to factors that are calculated and submitted to the Alabama PSC by December 1 with rates effective for the following calendar year. Compliance costs to be recovered include operations and maintenance expenses, depreciation, and a return on certain invested capital. Revenues for Rate CNP Compliance, as recorded on the financial statements, are adjusted for differences in actual recoverable costs and amounts billed in current regulated rates. Accordingly, changes in the billing factors will have no significant effect on Southern Company's or Alabama Power's revenues

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

or net income, but will affect annual cash flow. Changes in Rate CNP Compliance-related operations and maintenance expenses and depreciation generally will have no effect on net income.
In November 2021, December 2022, and December 2023, Alabama Power submitted calculations to the Alabama PSC associated with its cost of complying with governmental mandates for the following calendar year, as provided under Rate CNP Compliance. The 2021 filing reflected a projected under recovered retail revenue requirement of approximately $59 million. In December 2021, the Alabama PSC issued a consent order that Alabama Power leave the 2021 Rate CNP Compliance factors in effect for 2022, with any prior year under collected amount deemed recovered before any current year amounts are recovered and any remaining under recovery reflected in the 2022 filing. The 2022 filing reflected a $255 million, or 3.7%, annual increase effective with January 2023 billings, primarily due to updated depreciation rates. The 2023 filing reflected a $23 million, or 0.3%, annual decrease effective with January 2024 billings.
At December 31, 2023, Alabama Power had an under recovered Rate CNP Compliance balance of $33 million, of which $8 million is included in other regulatory assets, current and $25 million is included in other regulatory assets, deferred on the balances sheet, compared to an under recovered balance at December 31, 2022 of $47 million included in other regulatory assets, current on the balance sheet.
Rate CNP Depreciation
In December 2022, the Alabama PSC approved Rate CNP Depreciation, which allows Alabama Power to recover changes in depreciation resulting from updates to certain depreciation rates, excluding any depreciation recovered through Rate CNP New Plant, Rate CNP Compliance, or costs associated with the capitalization of asset retirement costs. Rate CNP Depreciation resulted in an annual revenue increase of approximately $318 million, or 4.6%, effective with January 2023 billings. See "Excess Accumulated Deferred Income Tax Accounting Order" herein for information related to 2023 customer bill credits approved by the Alabama PSC.
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
The Alabama PSC approved adjustments to Rate ECR from 1.960 cents per KWH to 2.557 cents per KWH, or approximately $310 million annually, effective with August 2022 billings and from 2.557 cents per KWH to 3.510 cents per KWH, or approximately $500 million annually, effective with December 2022 billings. On November 9, 2023, the Alabama PSC approved a decrease to Rate ECR from 3.510 cents per KWH to 3.270 cents per KWH, or approximately $126 million annually, effective with December 2023 billings. The rate will adjust to 5.910 cents per KWH in January 2025 absent a further order from the Alabama PSC.
At December 31, 2023 and 2022, Alabama Power's under recovered fuel costs totaled $246 million and $622 million, respectively, of which $246 million and $102 million, respectively, is included in regulatory assets – under recovered retail fuel clause revenues and $520 million of the December 31, 2022 balance is included in other regulatory assets, deferred on the balance sheets. These classifications are based on estimates, which include such factors as weather, generation availability, energy demand, and the price of energy. A change in any of these factors could have a significant impact on the timing of any recovery or return of fuel costs.
Software Accounting Order
The Alabama PSC authorizes Alabama Power to establish a regulatory asset for operations and maintenance costs associated with software implementation projects. The regulatory asset is amortized ratably over the life of the related software. At December 31, 2023 and 2022, the regulatory asset balance totaled $59 million and $46 million, respectively, and is included in other regulatory assets, deferred on the balance sheet.
Plant Greene County
Alabama Power jointly owns Plant Greene County with an affiliate, Mississippi Power. See Note 5 under "Joint Ownership Agreements" for additional information. In 2021, the Mississippi PSC concluded its review of Mississippi Power's 2021 IRP,

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

which included a schedule to retire Mississippi Power's 40% ownership interest in Plant Greene County Units 1 and 2 in December 2025 and 2026, respectively, consistent with each unit's remaining useful life. Alabama Power and Mississippi Power have continued to evaluate operating conditions and business needs relevant to the anticipated retirement of Plant Greene County and now expect the units to remain in service beyond the previously indicated dates. The Plant Greene County unit retirements require the completion by Alabama Power of transmission and system reliability improvements, as well as agreement by Alabama Power. The ultimate outcome of this matter cannot be determined at this time. See "Mississippi Power – Integrated Resource Plan" herein for additional information.
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
The second component of the Rate NDR charge is intended to allow recovery of any existing deferred storm-related operations and maintenance costs and any future reserve deficits over a 48-month period (24-month period prior to modifications approved by the Alabama PSC in July 2022). The Alabama PSC order gives Alabama Power authority to record a deficit balance in the NDR when costs of storm damage exceed any established reserve balance. The maximum total Rate NDR charge was limited to $10.00 per month per non-residential customer account and $5.00 per month per residential customer account through July 12, 2022. Subsequently, modifications approved by the Alabama PSC replaced the maximum total Rate NDR charge with a maximum charge to recover a deficit of $5 per month per non-residential customer account and $2.50 per month per residential customer account. Alabama Power has the authority, based on an order from the Alabama PSC, to accrue certain additional amounts as circumstances warrant, which can be used to offset storm charges. Alabama Power made an additional accrual of $65 million in 2021.
Alabama Power collected approximately $12 million, $14 million, and $6 million in 2023, 2022, and 2021, respectively, under Rate NDR. Beginning with August 2022 billings, the reserve establishment charge was suspended and the reserve maintenance charge was activated as a result of the NDR balance exceeding $75 million. Alabama Power expects to collect approximately $12 million annually under Rate NDR unless the NDR balance falls below $50 million. At December 31, 2023 and 2022, the NDR balance was $76 million and $97 million, respectively, and is included in other regulatory liabilities, deferred on the balance sheets.
As revenue from the Rate NDR charge is recognized, an equal amount of operations and maintenance expenses related to the NDR will also be recognized. As a result, the Rate NDR charge will not have an effect on net income but will impact operating cash flows.
Reliability Reserve Accounting Order
In July 2022, the Alabama PSC approved an accounting order authorizing Alabama Power to create a reliability reserve separate from the NDR and transition the previous Rate NDR authority related to reliability expenditures to the reliability reserve. Alabama Power may make accruals to the reliability reserve if the NDR balance exceeds $35 million. At December 31, 2023 and 2022, Alabama Power accrued $52 million and $166 million, respectively, to the reserve.
On July 11, 2023, the Alabama PSC issued an order authorizing Alabama Power to expand the existing authority of its reliability reserve to include certain production-related expenses that are intended to maintain reliability in between scheduled generating unit maintenance outages.
On August 18, 2023, Alabama Power notified the Alabama PSC of its intent to use a portion of its reliability reserve balance in 2023. During the fourth quarter 2023, Alabama Power used $75 million of the reliability reserve for reliability-related transmission, distribution, and generation expenses and nuclear production-related expenses.
At December 31, 2023 and 2022, Alabama Power's reliability reserve balance was $143 million and $166 million, respectively, and is included in other regulatory liabilities, deferred on the balance sheets.
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
With the completion of the Calhoun Generating Station acquisition, Alabama Power expected to retire Plant Barry Unit 5 in late 2023 or early 2024, subject to certain operating conditions. In September 2022, Alabama Power reclassified approximately $600 million for Plant Barry Unit 5 from plant in service, net of depreciation to other utility plant, net and will continue to depreciate the asset according to the original depreciation rates. Alabama Power has continued to evaluate operating conditions relevant to the expected retirement of Plant Barry Unit 5 and now expects to retire the unit on or before December 31, 2028. At retirement, Alabama Power will reclassify the remaining net investment costs of the unit to a regulatory asset to be recovered over the unit's remaining useful life, as established prior to the decision to retire, through Rate CNP Compliance. See "Rate CNP New Plant" herein for additional information.
In December 2022, in conjunction with Alabama Power's compliance plan for the EPA's final steam electric ELG reconsideration rule, Plant Barry Unit 4 ceased using coal and began operating solely on natural gas. As a result, approximately $42 million of plant in service, net of depreciation was reclassified to a regulatory asset to be recovered through Rate CNP Compliance through 2034, the unit's remaining useful life.
Georgia Power
Georgia Power's revenues from regulated retail operations are collected through various rate mechanisms subject to the oversight of the Georgia PSC. Georgia Power recovers its costs from the regulated retail business through traditional base tariffs, Demand-Side Management (DSM) tariffs, the ECCR tariff, and Municipal Franchise Fee (MFF) tariffs. These tariffs were set under the 2019 ARP for the years 2020 through 2022 and under the 2022 ARP for the years 2023 through 2025 as described herein. In addition, fuel costs are collected through a separate fuel cost recovery tariff.
See "Nuclear Construction – Regulatory Matters" herein for information regarding the approved recovery through retail base rates of certain costs related to Plant Vogtle Unit 3 and the common facilities shared between Plant Vogtle Units 3 and 4 (Common Facilities) that became effective August 1, 2023 based on the in-service date of July 31, 2023 for Unit 3, as well as the base rate adjustments that will occur the first day of the month after Unit 4 achieves commercial operation. Financing costs on certified construction costs of Plant Vogtle Units 3 and 4 that are not included in rate base are being collected through Georgia Power's NCCR tariff. When the base rate adjustments occur following commercial operation of Unit 4, the NCCR tariff will cease to be collected and financing costs will be included in Georgia Power's general retail revenue requirements. See "Nuclear Construction" herein for additional information on Plant Vogtle Units 3 and 4.
Rate Plans
2022 ARP
In December 2022, the Georgia PSC voted to approve the 2022 ARP, under which Georgia Power increased its rates on January 1, 2023. On November 16, 2023, the Georgia PSC approved tariff adjustments effective January 1, 2024. Details of tariff adjustments are provided in the following table:

Tariff	2023	2024
	(in millions)
Traditional base	$194	$275
ECCR	(21)	(99)
DSM	37	10
MFF	6	5
Total	$216	$191
Under the 2022 ARP, Georgia Power will adjust traditional base, ECCR, DSM, and MFF rates effective January 1, 2025, with the incremental revenue requirements related to DSM tariffs and CCR AROs subject to updates through annual compliance filings to be made at least 90 days prior to the effective date.
In the 2022 ARP, the Georgia PSC approved recovery through the ECCR tariff of estimated CCR ARO compliance costs for 2023, 2024, and 2025 over four-year periods beginning January 1 of each respective year, with recovery of construction contingency beginning in the year following actual expenditures, resulting in $60 million and $20 million reductions in the related amortization expense for 2024 and 2023, respectively. Compliance costs incurred were $300 million in 2023 and are expected to be $305 million and $330 million in 2024 and 2025, respectively. The CCR ARO costs are expected to be revised for actual expenditures and updated estimates through future annual compliance filings.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

Further, under the 2022 ARP, Georgia Power's retail ROE is set at 10.50% and its equity ratio is set at 56%. Earnings will be evaluated against a retail ROE range of 9.50% to 11.90%. Any retail earnings above 11.90% will be shared, with 40% being applied to reduce regulatory assets, 40% directly refunded to customers, and the remaining 20% retained by Georgia Power. There will be no recovery of any earnings shortfall below 9.50% on an actual basis. However, if at any time during the term of the 2022 ARP, Georgia Power projects that its retail earnings will be below 9.50% for any calendar year, it may petition the Georgia PSC for implementation of the Interim Cost Recovery (ICR) tariff to adjust Georgia Power's retail rates to achieve a 9.50% ROE. The Georgia PSC would have 90 days to rule on Georgia Power's request. The ICR tariff would expire at the earlier of January 1, 2026 or the end of the calendar year in which the ICR tariff becomes effective. In lieu of requesting implementation of an ICR tariff, or if the Georgia PSC chooses not to implement the ICR tariff, Georgia Power may file a full rate case. In 2023, Georgia Power's retail ROE was within the allowed retail ROE range.
Except as provided above, Georgia Power will not file for a general base rate increase while the 2022 ARP is in effect. Georgia Power is required to file a general base rate case by July 1, 2025, in response to which the Georgia PSC would be expected to determine whether the 2022 ARP should be continued, modified, or discontinued.
2019 ARP
The Georgia PSC approved the following tariff adjustments under the 2019 ARP effective January 1 2022:

Tariff	2022
(in millions)
Traditional base	$192
ECCR	(12)
DSM	(25)
MFF	2
Total	$157
In the 2019 ARP, the Georgia PSC approved recovery through the ECCR tariff of the estimated under recovered balance of CCR ARO compliance costs. Under the 2019 ARP, the under recovered balance at December 31, 2019 and compliance costs for 2020 were recovered over the three-year period ended December 31, 2022. Recovery of estimated compliance costs for 2021 and 2022 are being recovered over four-year periods beginning January 1 of each respective year, as authorized under the 2019 ARP and modified under the 2022 ARP, with recovery of construction contingency beginning in the year following actual expenditure. The CCR ARO costs recovered through the ECCR tariff are revised for actual expenditures and updated estimates through annual compliance filings, which resulted in an approximate $10 million increase effective January 1, 2022 in the related cost recovery.
Georgia Power's retail ROE under the 2019 ARP was set at 10.50% and earnings were evaluated against a retail ROE range of 9.50% to 12.00%. Any retail earnings above 12.00% were shared, with 40% applied to reduce regulatory assets, 40% directly refunded to customers, and the remaining 20% retained by Georgia Power. In 2020, Georgia Power's retail ROE was within the allowed retail ROE range. In 2021, Georgia Power's retail ROE exceeded 12.00%, and Georgia Power reduced regulatory assets by approximately $5 million and accrued approximately $5 million which was refunded to customers in 2022. In 2022, Georgia Power's retail ROE exceeded 12.00%, and Georgia Power reduced regulatory assets by $117 million and refunded $117 million to customers through bill credits in the first quarter 2023.
Integrated Resource Plans
In July 2022, the Georgia PSC approved Georgia Power's 2022 IRP, as modified by a stipulated agreement among Georgia Power, the staff of the Georgia PSC, and certain intervenors and as further modified by the Georgia PSC. In the 2022 IRP decision, the Georgia PSC approved, among other things, the certification of six PPAs (including five affiliate PPAs with Southern Power that are subject to approval by the FERC) with capacities of 1,567 MWs beginning in 2024, 380 MWs beginning in 2025, and 228 MWs beginning in 2028, procured through RFPs authorized in the 2019 IRP. See Note 9 for additional information.
On October 27, 2023, Georgia Power filed an updated IRP (2023 IRP Update) with the Georgia PSC, which sets forth a plan to support the recent increase in the state of Georgia's projected energy needs since the 2022 IRP. In the 2023 IRP Update, Georgia Power requested the following:
•Authority to develop, own, and operate up to 1,400 MWs from three simple cycle combustion turbines at Plant Yates.
•Certification of an affiliate PPA with Mississippi Power for 750 MWs, which began January 1, 2024 and will continue through December 2028.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

•Certification of a non-affiliate PPA for 230 MWs starting the month after conclusion of the 2023 IRP Update proceeding continuing through December 2028.
•Authority to develop, own, and operate up to 1,000 MWs of battery energy storage system facilities, including storage systems collocated with existing and new Georgia Power-owned solar facilities.
•Approval of transmission projects necessary to support the generation resources requested in the 2023 IRP Update.
The 2023 IRP Update assumes a retirement date at the end of 2035 for Plant Bowen Units 1 and 2 (1,400 MWs). Georgia Power expects to make a formal recommendation in the 2025 IRP on the retirement or continued operations for Plant Bowen Units 1 and 2, as well as evaluate extending the operation of Plant Scherer Unit 3 (614 MWs based on 75% ownership) and Plant Gaston Units 1 through 4 (500 MWs based on 50% ownership through SEGCO) beyond the retirement dates in 2028 that were approved in the 2022 IRP. See Note 7 under "SEGCO" for additional information.
Georgia Power expects the Georgia PSC to render a final decision on the 2023 IRP Update on April 16, 2024.
On January 12, 2024, Georgia Power entered into an Agreement for Engineering, Procurement, and Construction with Mitsubishi Power Americas, Inc. and Black & Veatch Construction, Inc. to construct three 442-MW simple cycle combustion turbine units at Plant Yates (Plant Yates Units 8, 9, and 10), which are expected to be placed in service in the fourth quarter 2026, the second quarter 2027, and the third quarter 2027, respectively.
The ultimate outcome of these matters cannot be determined at this time.
In August 2022, Restore Chattooga Gorge Coalition (RCG) filed a petition in the Superior Court of Fulton County, Georgia against Georgia Power and the Georgia PSC. The petition challenged Georgia Power's plan to expend $115 million to modernize Plant Tugalo (a hydro facility), as approved in the 2019 IRP, and sought judicial review of the Georgia PSC's order in the 2022 IRP proceeding with respect to the denial of RCG's challenge to the modernization plan. On October 23, 2023, the court granted Georgia Power's and the Georgia PSC's motions to dismiss the RCG petition. This matter is now concluded.
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
Georgia Power's under recovered fuel balance totaled $1.9 billion at December 31, 2023, of which $694 million is included in under recovered fuel clause revenues and under recovered retail fuel clause revenues on Southern Company's and Georgia Power's balance sheets, respectively, and $1.2 billion is included in deferred under recovered retail fuel clause revenues on Southern Company's and Georgia Power's balance sheets. The under recovered fuel balance totaled $2.1 billion at December 31, 2022 and is included in deferred under recovered retail fuel clause revenues on Southern Company's and Georgia Power's balance sheets.
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
Storm Damage Recovery
Georgia Power defers and recovers certain costs related to damages from major storms as mandated by the Georgia PSC. During 2021 and 2022, Georgia Power recovered $213 million annually under the 2019 ARP. Beginning January 1, 2023, Georgia Power is recovering $31 million annually under the 2022 ARP. At December 31, 2022, Georgia Power's storm damage reserve balance was $83 million and is included in other regulatory liabilities, deferred on Southern Company's balance sheet and other deferred credits and liabilities on Georgia Power's balance sheet. During 2023, significant storms caused damage to Georgia Power's

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

transmission and distribution facilities. The incremental restoration costs related to these storms exceeded the storm damage reserve and were deferred in the regulatory asset for storm damage. At December 31, 2023, Georgia Power's regulatory asset balance related to storm damage was $54 million, of which $31 million is included in other regulatory assets, current and $23 million is included in other regulatory assets, deferred on Southern Company's and Georgia Power's balance sheets. The rate of storm damage cost recovery is expected to be adjusted in future regulatory proceedings as necessary. As a result of this regulatory treatment, costs related to storms are not expected to have a material impact on Southern Company's or Georgia Power's net income but do impact the related operating cash flows. See Note 1 under "Storm Damage and Reliability Reserves" for additional information.
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
Cost and Schedule
Georgia Power's approximate proportionate share of the remaining estimated capital cost to complete Plant Vogtle Units 3 and 4, including contingency, through the second quarter 2024 is as follows:

(in millions)
Base project capital cost forecast(a)(b)	$10,717
Construction contingency estimate	36
Total project capital cost forecast(a)(b)	10,753
Net investment at December 31, 2023(b)	(10,564)
Remaining estimate to complete	$189
(a)Includes approximately $610 million of costs that are not shared with the other Vogtle Owners, including $33 million of construction monitoring costs, and approximately $567 million of incremental costs under the cost-sharing provisions of the joint ownership agreements described below. Excludes financing costs expected to be capitalized through AFUDC of approximately $440 million, of which $417 million had been accrued through December 31, 2023.
(b)Net of $1.7 billion received from Toshiba under the Guarantee Settlement Agreement and approximately $188 million in related customer refunds.
Georgia Power estimates that its financing costs for construction of Plant Vogtle Units 3 and 4 will total approximately $3.53 billion, of which $3.50 billion had been incurred through December 31, 2023.
Georgia Power placed Unit 3 in service on July 31, 2023. As part of its ongoing processes, Southern Nuclear continues to evaluate cost and schedule forecasts for Unit 4 on a regular basis to incorporate current information available, particularly in the areas of start-up testing and related test results and engineering support. As of December 31, 2023, based on completion of construction work and the assessment of start-up and pre-operational testing remaining, Southern Nuclear has an estimated $36 million for construction contingency remaining in the estimate to complete. This contingency is projected to be allocated in the future to address any further Unit 4 schedule extensions or remediation of other issues discovered during start-up testing.
Hot functional testing for Unit 4 was completed on May 1, 2023. On July 20, 2023, Southern Nuclear announced that all Unit 4 ITAACs had been submitted to the NRC, and, on July 28, 2023, the NRC published its 103(g) finding that the accepted criteria in the combined license for Unit 4 had been met, which allowed nuclear fuel to be loaded and start-up testing to begin. Fuel load for

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

Unit 4 was completed on August 19, 2023. On October 6, 2023, Georgia Power announced that during start-up and pre-operational testing for Unit 4, Southern Nuclear identified a motor fault in one of four reactor coolant pumps (RCPs). This RCP was replaced with an on-site spare RCP from inventory.
On February 1, 2024, Georgia Power announced that during start-up and pre-operational testing for Unit 4, Southern Nuclear identified, and has remediated, vibrations associated with certain piping within the cooling system. Considering the remaining pre-operational testing, Unit 4 is projected to be placed in service during the second quarter 2024. On February 14, 2024, Unit 4 achieved self-sustaining nuclear fission, commonly referred to as initial criticality.
With Unit 3's four RCPs operating as designed, Southern Nuclear believes that the motor fault on this single Unit 4 RCP is an isolated event. However, any findings related to the root cause of the motor fault on the single Unit 4 RCP could require engineering changes or remediation related to the other seven Unit 3 and Unit 4 RCPs. The projected schedule for Unit 4 significantly depends on the progression of start-up and pre-operational testing, which may be impacted by equipment or other operational failures. As Unit 4 progresses further through testing, ongoing and potential future challenges may also include the management of contractors and vendors; the availability of materials and parts, and/or related cost escalation; the availability of supervisory and technical support resources; and the timeframe and duration of pre-operational testing. New challenges also may continue to arise as Unit 4 moves further into testing and start-up, which may result in required engineering changes or remediation related to plant systems, structures, or components (some of which are based on new technology that only within the last several years began initial operation in the global nuclear industry at this scale). These challenges may result in further schedule delays and/or cost increases.
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
The ultimate outcome of these matters cannot be determined at this time. However, any extension of the in-service date beyond June 2024 for Unit 4, including the joint owner cost sharing impacts described below, is estimated to result in additional base capital costs for Georgia Power of up to $25 million per month as well as any additional related construction, support resources, or testing costs. Pursuant to the regulatory orders discussed below, any further changes to the capital cost forecast will not be recoverable through regulated rates and will be required to be charged to income. Such charges could be material.
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
In addition, pursuant to the Global Amendments, the holders of at least 90% of the ownership interests in Plant Vogtle Units 3 and 4 must vote to continue construction if certain adverse events (Project Adverse Events) occur, including, among other events: (i) the bankruptcy of Toshiba; (ii) the termination or rejection in bankruptcy of certain agreements, including the Vogtle Services Agreement, the Bechtel Agreement, or the agency agreement with Southern Nuclear; (iii) Georgia Power's public announcement of its intention not to submit for rate recovery any portion of its investment in Plant Vogtle Units 3 and 4 or the Georgia PSC determines that any of Georgia Power's costs relating to the construction of Plant Vogtle Units 3 and 4 will not be recovered in retail rates, excluding any additional amounts paid by Georgia Power on behalf of the other Vogtle Owners pursuant to the Global Amendments described above and the first 6% of costs during any six-month VCM reporting period that are disallowed by the Georgia PSC for recovery, or for which Georgia Power elects not to seek cost recovery, through retail rates; and (iv) an incremental extension of one year or more from the seventeenth VCM report estimated in-service dates of November 2021 and November 2022 for Units 3 and 4, respectively. The schedule extension announced in February 2022 triggered the requirement for a vote to continue construction and all the Vogtle Owners voted to continue construction. The filing of Georgia Power's prudency application with the Georgia PSC, which included Georgia Power's public announcement of its intention not to submit for rate recovery an amount that is greater than the first 6% of costs during any six-month VCM reporting period, triggered the requirement for a vote to continue construction and all the Vogtle Owners voted to continue construction. See additional information on Georgia Power's prudency application filing below.
In September 2022, Georgia Power and MEAG Power reached an agreement to resolve a dispute regarding the cost-sharing and tender provisions of the Global Amendments. Under the terms of the agreement, among other items, (i) MEAG Power will not exercise its tender option and will retain its full ownership interest in Plant Vogtle Units 3 and 4; (ii) Georgia Power will reimburse a portion of MEAG Power's costs of construction for Plant Vogtle Units 3 and 4 as such costs are incurred and with no further adjustment for force majeure costs, which payments will total approximately $92 million based on the current project capital cost forecast; and (iii) Georgia Power will reimburse 20% of MEAG Power's costs of construction with respect to any amounts over the current project capital cost forecast, with no further adjustment for force majeure costs. In addition, MEAG Power agreed to vote to continue construction upon occurrence of a Project Adverse Event unless the commercial operation date of either of Plant Vogtle Unit 3 or Unit 4 is not projected to occur by December 31, 2025.
On October 5, 2023 and October 17, 2023, Georgia Power reached agreements with OPC and Dalton, respectively, to resolve its respective dispute with each of OPC and Dalton regarding the cost-sharing and tender provisions of the Global Amendments. Under the terms of the agreements with OPC and Dalton, among other items, (i) each of OPC and Dalton retracted its exercise of the tender option and will retain its full ownership interest in Plant Vogtle Units 3 and 4, (ii) Georgia Power made payments immediately after execution of the agreements of $308 million and $17 million to OPC and Dalton, respectively, representing payment for a portion of each of OPC's and Dalton's costs of construction for Plant Vogtle Units 3 and 4 previously incurred, (iii) Georgia Power will pay a portion of each of OPC's and Dalton's further costs of construction for Plant Vogtle Units 3 and 4 as such costs are incurred and with no further adjustment for force majeure costs, which payments will be in an aggregate amount of approximately $105 million and $6 million for OPC and Dalton, respectively, based on the current project capital cost forecast, and (iv) Georgia Power will pay 66% of each of OPC's and Dalton's costs of construction with respect to any amounts above the current project capital cost forecast, with no further adjustment for force majeure costs.
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
The ultimate impact of these matters on the project capital cost forecast for Plant Vogtle Units 3 and 4 cannot be determined at this time.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

Regulatory Matters
In 2009, the Georgia PSC voted to certify construction of Plant Vogtle Units 3 and 4 with a certified capital cost of $4.418 billion. In addition, in 2009 the Georgia PSC approved inclusion of the Plant Vogtle Units 3 and 4 related CWIP accounts in rate base, and the State of Georgia enacted the Georgia Nuclear Energy Financing Act, which allows Georgia Power to recover financing costs for Plant Vogtle Units 3 and 4. Financing costs are recovered on all applicable certified costs through annual adjustments to the NCCR tariff up to the certified capital cost of $4.418 billion. At December 31, 2023, Georgia Power had recovered approximately $3.0 billion of financing costs. Financing costs related to capital costs above $4.418 billion up to $7.562 billion approved for recovery as described below are being recognized through AFUDC and will be recovered through retail rates over the life of Plant Vogtle Units 3 and 4; however, Georgia Power is not recording AFUDC related to any capital costs in excess of $7.562 billion. In December 2022, the Georgia PSC approved Georgia Power's filing to increase the NCCR tariff by $36 million annually, effective January 1, 2023. On November 1, 2023, Georgia Power filed a request to continue for 2024 the NCCR tariff that was effective during 2023. The staff of the Georgia PSC accepted the proposal and no further approval from the Georgia PSC was required. See additional information below on AFUDC and the NCCR tariff following commercial operation of Unit 4.
In 2016, the Georgia PSC voted to approve a settlement agreement (Vogtle Cost Settlement Agreement) resolving certain prudency matters in connection with the fifteenth VCM report. In January 2018, the Georgia PSC issued an order approving Georgia Power's seventeenth VCM report and modified the Vogtle Cost Settlement Agreement. The Vogtle Cost Settlement Agreement, as modified by the January 2018 order, resolved certain regulatory matters related to Plant Vogtle Units 3 and 4 including, but not limited to: (i) a revised capital cost forecast of $7.3 billion (after reflecting the impact of payments received under the Guarantee Settlement Agreement and related customer refunds) was found reasonable; (ii) confirmed that a prudence proceeding on cost recovery would occur following Unit 4 fuel load, consistent with applicable Georgia law; (iii) reduced the ROE used to calculate the NCCR tariff (a) from 10.95% (the ROE rate setting point authorized by the Georgia PSC at that time) to 10.00% effective January 1, 2016, (b) from 10.00% to 8.30%, effective January 1, 2020, and (c) from 8.30% to 5.30%, effective January 1, 2021 (provided that the ROE in no case will be less than Georgia Power's average cost of long-term debt); and (iv) reduced the ROE used for AFUDC equity for Plant Vogtle Units 3 and 4 from 10.00% to Georgia Power's average cost of long-term debt, effective January 1, 2018.
The January 2018 order also stated that if Plant Vogtle Units 3 and 4 are not commercially operational by June 1, 2021 and June 1, 2022, respectively, the ROE used to calculate the NCCR tariff will be further reduced by 10 basis points each month (but not lower than Georgia Power's average cost of long-term debt) until the respective Unit is commercially operational. The ROE reductions negatively impacted earnings by approximately $310 million, $300 million, and $270 million in 2023, 2022, and 2021, respectively, and are estimated to have a negative earnings impact of approximately $90 million in 2024.
In 2021, the Georgia PSC approved an order under which Georgia Power would include in rate base an allocation of $2.1 billion to Plant Vogtle Unit 3 and the Common Facilities from the $3.6 billion of Plant Vogtle Units 3 and 4 costs previously deemed prudent by the Georgia PSC and would recover the related depreciation expense through retail base rates effective the month after Unit 3 is placed in service. In compliance with the Georgia PSC order, Georgia Power increased annual retail base rates by $318 million effective August 1, 2023 based on the in-service date of July 31, 2023 for Unit 3. The related increase in annual retail base rates included recovery of all projected operations and maintenance expenses for Unit 3 and the Common Facilities and other related costs of operation, partially offset by the related PTCs. Financing costs (debt and equity) on the remaining portion of the total Unit 3 and the Common Facilities construction costs continue to be recovered through the NCCR tariff or deferred. Georgia Power is deferring as a regulatory asset the debt component of financing costs ($14 million at December 31, 2023) as well as the remaining depreciation expense ($17 million at December 31, 2023) until Unit 4 costs are placed in retail base rates. The equity component of financing costs ($23 million at December 31, 2023) represents an unrecognized ratemaking amount that is not reflected on Georgia Power's balance sheets. This amount will be recognized in Georgia Power's income statements in the periods it is billable to customers.
On August 19, 2023, fuel load for Unit 4 was completed, and, on August 30, 2023, Georgia Power filed an application to adjust rates to include reasonable and prudent Plant Vogtle Units 3 and 4 costs (Application). On December 19, 2023, the Georgia PSC voted to approve the Application as modified by the related stipulated agreement (Prudency Stipulation) among Georgia Power, the staff of the Georgia PSC, and certain intervenors.
While recognizing the Prudency Stipulation, the Application provided the necessary support to justify the reasonableness, prudence, and recovery of $8.826 billion in total construction and capital costs, $1.07 billion in associated retail rate base items, and the operating costs related to the full operation and output of Plant Vogtle Units 3 and 4. Under the terms of the approved Prudency Stipulation, Georgia Power will recover $7.562 billion in total construction and capital costs and associated retail rate base items of $1.02 billion, which includes AFUDC financing costs above $4.418 billion (the Georgia PSC-certified amount) up to $7.562 billion. Georgia Power will also recover projected operations and maintenance expenses, depreciation expense, nuclear decommissioning accruals, and property taxes, net of projected PTCs. After considering construction and capital costs already in

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

retail base rates of $2.1 billion and $362 million of associated retail rate base items (approved by the Georgia PSC in 2021) and upon achieving commercial operation of Unit 4, Georgia Power will include in retail rate base the remaining $5.462 billion of construction and capital costs as well as $656 million of associated retail rate base items.
When the rate adjustment occurs, Georgia Power's NCCR tariff will cease to be collected and financing costs will be included in Georgia Power's general retail revenue requirements. Further, as included in the approved Prudency Stipulation, if commercial operation for Unit 4 is not achieved by March 31, 2024, Georgia Power's ROE used to determine the NCCR tariff and calculate AFUDC will be reduced to zero, which will result in an estimated negative impact to earnings of approximately $30 million per month until the month following the date commercial operation for Unit 4 is achieved. As of each Unit's respective first refueling outage, if the respective Unit's performance has materially deviated from expected performance, the Georgia PSC may order Georgia Power to credit customers for operations and maintenance expenses or disallow costs associated with the repair or replacement of any system, structure, or component found to have caused the material deviation in performance if proven to be the result of imprudent engineering, construction, procurement, testing, or start-up.
Annual retail base revenues will increase approximately $729 million and the average retail base rates will be adjusted by approximately 5% (net of the elimination of the NCCR tariff described above) effective the first day of the month after Unit 4 achieves commercial operation.
The approval of the Application and the Prudency Stipulation resolves all issues for determination by the Georgia PSC regarding the reasonableness, prudence, and cost recovery for the remaining Plant Vogtle Units 3 and 4 construction and capital costs not already in retail base rates.
As a result of the Georgia PSC's approval of the Prudency Stipulation, Georgia Power recorded a pre-tax credit to income of approximately $228 million ($170 million after tax) in the fourth quarter 2023 to recognize CWIP costs previously charged to income, which are now recoverable through retail rates. Associated AFUDC on these costs was also recognized.
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
Integrated Resource Plan
In 2020, the Mississippi PSC issued an order requiring Mississippi Power to incorporate into its 2021 IRP a schedule of early or anticipated retirement of 950 MWs of fossil-steam generation by year-end 2027 to reduce the excess reserve margin Mississippi Power anticipated at that time. The order stated that Mississippi Power will be allowed to defer any retirement-related costs as regulatory assets for future recovery.
In 2021, the Mississippi PSC concluded its review of Mississippi Power's 2021 IRP. The 2021 IRP included a schedule to retire Plant Watson Unit 4 (268 MWs) and Mississippi Power's 40% ownership interest in Plant Greene County Units 1 and 2 (103

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

MWs each) in December 2023, 2025, and 2026, respectively, consistent with each unit's remaining useful life in the most recent approved depreciation studies. In addition, the schedule reflected the early retirement of Mississippi Power's 50% undivided ownership interest in Plant Daniel Units 1 and 2 (502 MWs) by the end of 2027. The Plant Greene County unit retirements require the completion by Alabama Power of transmission and system reliability improvements, as well as agreement by Alabama Power.
The remaining net book value of Plant Daniel Units 1 and 2 was approximately $489 million at December 31, 2023 and Mississippi Power is continuing to depreciate these units using the current approved rates. Mississippi Power expects to reclassify the net book value remaining at retirement to a regulatory asset to be amortized over a period to be determined by the Mississippi PSC in future proceedings, consistent with the 2020 order. The Plant Watson and Greene County units are expected to be fully depreciated upon retirement. See Note 3 under "Other Matters – Mississippi Power" for additional information on Plant Daniel Units 1 and 2.
In October 2023, Mississippi Power signed an affiliate PPA with Georgia Power for 750 MWs of capacity, which began January 1, 2024 and will continue through December 2028. In order to fulfill this PPA and serve the interests of customers, Mississippi Power now expects electric generating units identified in its 2021 IRP to remain in service beyond the previously indicated dates. Mississippi Power is expected to file its next IRP in April 2024 in accordance with the rules and orders of the Mississippi PSC.
The ultimate outcome of these matters cannot be determined at this time.
Environmental Compliance Overview Plan
In accordance with a 2011 accounting order from the Mississippi PSC, Mississippi Power has the authority to defer in a regulatory asset for future recovery all plant retirement- or partial retirement-related costs resulting from environmental regulations.
In June 2021, April 2022, and April 2023, the Mississippi PSC approved Mississippi Power's annual ECO Plan filings, resulting in a decrease in revenues of approximately $9 million annually effective with the first billing cycle of July 2021, an increase in revenues of approximately $1 million annually effective with the first billing cycle of May 2022, and a $3 million annual increase in revenues effective with the first billing cycle of May 2023, respectively.
On February 12, 2024, Mississippi Power submitted its annual ECO Plan filing to the Mississippi PSC, which requested a $9 million annual increase in revenues. The ultimate outcome of this matter cannot be determined at this time.
Fuel Cost Recovery
Mississippi Power annually establishes, and is required to file for an adjustment to, the retail fuel cost recovery factor that is approved by the Mississippi PSC. The Mississippi PSC approved increases of $2 million and $43 million effective in February 2021 and 2022, respectively. In November 2022, Mississippi Power filed a request with the Mississippi PSC to increase retail fuel revenues by $25 million annually effective with the first billing cycle of February 2023 and an additional $25 million annually effective with the first billing cycle of June 2023. On January 10, 2023, the Mississippi PSC voted to defer approval of the filing. Mississippi Power is allowed to maintain current billing rates and continue accruing its weighted-average cost of capital on any under or over fuel recovery balance. On February 6, 2024, the Mississippi PSC approved Mississippi Power's request to increase retail fuel revenues by $18 million annually effective with the first billing cycle of March 2024. The approved filing included the deferral of approximately $61 million of under recovered fuel costs as of October 2023, which is expected to be included in Mississippi Power's next fuel filing. Mississippi Power will continue to accrue its weighted-average cost of capital on any under or over fuel recovery balance.
At December 31, 2023, Mississippi Power had $50 million of deferred under recovered retail fuel clause revenues and $27 million of over recovered retail fuel clause revenues primarily associated with its fuel-hedging program on its balance sheet. At December 31, 2022, under recovered retail fuel costs of approximately $1 million were included in other customer accounts receivable on Mississippi Power's balance sheet. See Note 1 under "Fuel Costs" for additional information.
Mississippi Power has wholesale MRA and Market Based (MB) fuel cost recovery factors. Effective with the first billing cycles for January 2022, 2023, and 2024, annual revenues under the wholesale MRA fuel rate increased $11 million and $22 million and decreased $4 million, respectively. The wholesale MB fuel rate did not change materially in any period presented. At December 31, 2023 and 2022, wholesale fuel costs were over recovered $5 million and under recovered $6 million, respectively.
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

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

Ad Valorem Tax Adjustment
Mississippi Power annually establishes an ad valorem tax adjustment factor that is approved by the Mississippi PSC. Effective with the first billing cycle of May 2021, July 2022, and June 2023, the Mississippi PSC approved changes in annual revenues collected through the ad valorem tax adjustment factor resulting in a $28 million increase, a $5 million increase, and a $7 million decrease, respectively. The 2021 increase included approximately $19 million of ad valorem taxes previously recovered through PEP in accordance with a 2019 rate case settlement agreement.
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
Mississippi Power's net retail SRR accrual, which includes carrying costs and previously included amortization of related excess deferred income tax benefits, was $11.7 million in 2023, $6.9 million in 2022, and $(1.8) million in 2021. At December 31, 2023 and 2022, the retail property damage reserve balance was $45 million and $37 million, respectively.
In 2021, the Mississippi PSC approved Mississippi Power's annual SRR filing, which requested an increase in retail revenues of approximately $9 million annually effective with the first billing cycle of March 2022. On April 4, 2023, the Mississippi PSC approved Mississippi Power's annual SRR filing, which indicated no change in retail rates. Mississippi Power's minimum annual SRR accrual was increased from $8.3 million to $11.7 million. In the event the expected annual charges exceed the annual accrual or the target balance has been met, Mississippi Power and the Mississippi PSC will determine the appropriate change to the annual accrual. Additionally, if PEP earnings are above a certain threshold, Mississippi Power has the ability to apply any required PEP refund as an additional accrual to the property damage reserve in lieu of customer refunds.
On February 1, 2024, Mississippi Power submitted its annual SRR filing to the Mississippi PSC, which indicated no change in retail rates. The filing includes a request to increase the minimum annual SRR accrual from $11.7 million to $12.6 million.
Reliability Reserve Accounting Order
In December 2022, the Mississippi PSC approved an accounting order authorizing Mississippi Power to create a reliability reserve for the purpose of deferring generation, transmission, and distribution reliability-related expenditures for use in a future year. Mississippi Power may make accruals to the reliability reserve each year after meeting with the MPUS and Mississippi PSC staff. Mississippi Power will provide annually, through its capital plan, energy delivery plan, or PEP filing, any amounts to be charged against the reliability reserve during the current year. During 2023 and 2022, Mississippi Power accrued $11 million and $25 million, respectively, to the reliability reserve. At December 31, 2023 and 2022, the reliability reserve balance was $36 million and $25 million, respectively.
Municipal and Rural Associations Tariff
Mississippi Power provides wholesale electric service to Cooperative Energy, East Mississippi Electric Power Association, and the City of Collins, all located in southeastern Mississippi, under a long-term, cost-based, FERC-regulated MRA tariff.
In 2017, Mississippi Power and Cooperative Energy executed, and the FERC accepted, a Shared Service Agreement (SSA), as part of the MRA tariff, under which Mississippi Power and Cooperative Energy share in providing electricity to the Cooperative Energy delivery points under the tariff. In August 2022, the FERC accepted an amended SSA between Mississippi Power and Cooperative Energy, effective July 1, 2022, under which Cooperative Energy will continue to decrease its use of Mississippi Power's generation services under the MRA tariff up to 2.5% annually through 2035. At December 31, 2023, Mississippi Power is serving approximately 390 MWs of Cooperative Energy's annual demand. Beginning in 2036, Cooperative Energy will provide 100% of its electricity requirements at the MRA delivery points under the tariff. Neither party has the option to cancel the amended SSA.
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
As a result of operating in a deregulated environment, Atlanta Gas Light earns revenue by charging rates to its customers based primarily on monthly fixed charges that are set by the Georgia PSC and adjusted periodically. The Marketers add these fixed charges when billing their respective customers. This mechanism, called a straight-fixed-variable rate design, minimizes the seasonality of Atlanta Gas Light's revenues since the monthly fixed charge is not volumetric or directly weather dependent.
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
The following table provides regulatory information for Southern Company Gas' natural gas distribution utilities:

	Nicor Gas	Atlanta Gas Light	Virginia Natural Gas	Chattanooga Gas
Authorized ROE at December 31, 2023	9.51%	10.25%	9.70%	9.80%
Weather normalization mechanisms(a)			✓	✓
Decoupled, including straight-fixed-variable rates(b)	✓	✓	✓
Regulatory infrastructure program rate(c)	✓	✓	✓	✓
Bad debt rider(d)	✓		✓	✓
Energy efficiency plan(e)	✓		✓
Annual base rate adjustment mechanism(f)		✓		✓
Year of last base rate case decision	2023	2019	2023	2018
(a)Designed to help stabilize operating results by allowing recovery of costs in the event of unseasonal weather, but are not direct offsets to the potential impacts on earnings of weather and customer consumption.
(b)Allows for recovery of fixed customer service costs separately from assumed natural gas volumes used by customers and provides a benchmark level of revenue for recovery.
(c)See "Infrastructure Replacement Programs and Capital Projects" herein for additional information. Chattanooga Gas' pipeline replacement program costs are recovered through its annual base rate review mechanism.
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
Infrastructure Replacement Programs and Capital Projects
In addition to capital expenditures recovered through base rates by each of the natural gas distribution utilities, Nicor Gas and Virginia Natural Gas have separate rate riders that provide timely recovery of capital expenditures for specific infrastructure replacement programs and Atlanta Gas Light has a separate rate rider that provides for the timely recovery of capital expenditures for a specific reinforcement capital program. Total capital expenditures incurred during 2023 for all gas distribution operations were $1.6 billion.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

The following table and discussions provide updates on the infrastructure replacement programs and capital projects at the natural gas distribution utilities at December 31, 2023. These programs are risk-based and designed to update and replace cast iron, bare steel, and mid-vintage plastic materials or expand Southern Company Gas' distribution systems to improve reliability and meet operational flexibility and growth.

Utility	Program	Recovery	Capital Expenditures in 2023	Capital Expenditures Since Project Inception	Pipe Installed Since Project Inception	Scope of Program	Program Duration	Last Year of Program
			(in millions)		(miles)	(miles)	(years)
Nicor Gas	Investing in Illinois Qualifying Infrastructure Plant(*)	Rider	$365	$3,228	1,367	1,367	9	2023
Virginia Natural Gas	SAVE	Rider	75	486	567	695	13	2024
Atlanta Gas Light	System Reinforcement Rider	Rider	104	180	20	N/A	3	2024
Chattanooga Gas	Pipeline Replacement Program	Rate Base	9	16	15	73	7	2027
Total			$553	$3,910	1,969	2,135
(*)Included replacement of pipes, compressors, and transmission mains along with other improvements such as new meters. This program ended November 30, 2023 with all expenditures placed in service. Recovery of program costs is described under "Nicor Gas" herein.
Nicor Gas
Illinois legislation allows Nicor Gas to provide more widespread safety and reliability enhancements to its distribution system through 2023 and stipulates that rate increases to customers as a result of any infrastructure investments shall not exceed a cumulative annual average of 4.0% or, in any given year, 5.5% of base rate revenues. In 2014, the Illinois Commission approved the nine-year regulatory infrastructure program, Investing in Illinois, which concluded in 2023 and is subject to annual review, as discussed further below. In accordance with orders from the Illinois Commission, Nicor Gas recovers program costs incurred through a separate rider and base rates. See "Rate Proceedings – Nicor Gas" herein for additional information.
On June 15, 2023, the Illinois Commission concluded its review of the Qualifying Infrastructure Plant (QIP) capital investments by Nicor Gas for calendar year 2019 under the QIP rider, also referred to as Investing in Illinois program. The Illinois Commission disallowed $32 million of the $415 million of capital investments commissioned in 2019, together with the related return on investment. Nicor Gas recorded a pre-tax charge to income in the second quarter 2023 of $38 million ($28 million after tax) associated with the disallowance of capital investments placed in service in 2019. The disallowance is reflected on the statement of income as an $8 million reduction to revenues and $30 million in estimated loss on regulatory disallowance. On August 3, 2023, the Illinois Commission denied a rehearing request filed by Nicor Gas. On August 24, 2023, Nicor Gas filed a notice of appeal with the Illinois Appellate Court. Nicor Gas defends these investments in infrastructure as prudently incurred.
The following table provides a summary of QIP capital investments during the nine-year program:

Year	Status of QIP Annual Review Proceeding	Capital Investments		Disallowed		Month of Disallowance
		(in millions)
2015 – 2018	Complete	$1,246		$—
2019	Complete(a)	415		32		June 2023
2020	Filed March 2021	402	(b)
2021	Filed March 2022	392	(b)
2022	Filed March 2023	408	(b)	6	(a)(c)	November 2023
2023	To be filed by March 20, 2024	365	(b)	25	(a)(c)	November 2023
		$3,228		$63
(a)Appealed to the Illinois Appellate Court.
(b)Capital investments are subject to the required QIP annual review proceeding; years 2020 through 2022 are pending with the Illinois Commission.
(c)Disallowed in Nicor Gas' 2023 general base rate case proceeding. See "Rate Proceedings – Nicor Gas" herein for additional information regarding the Illinois Commission's disallowance of certain capital investments.
Any further cost disallowances by the Illinois Commission in the pending cases could be material to the financial statements of Southern Company Gas. The ultimate outcome of these matters cannot be determined at this time.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

Virginia Natural Gas
The SAVE program, an accelerated infrastructure replacement program, allows Virginia Natural Gas to continue replacing aging pipeline infrastructure through 2024. The program includes authorized annual investments of $60 million in 2021 and $70 million in each year from 2022 through 2024, with a total potential variance of up to $5 million allowed for the program, for a maximum total investment over the six-year term (2019 through 2024) of $365 million.
On February 9, 2024, Virginia Natural Gas filed with the Virginia Commission a request to extend the existing SAVE program through 2029. The request includes investments of $70 million in each year from 2025 through 2029, with a potential variance of up to $5 million allowed for the program, for a maximum total investment over the five-year extension (2025 through 2029) of $355 million. Virginia Natural Gas expects the Virginia Commission to issue a final order on this matter in the second quarter 2024. The ultimate outcome of this matter cannot be determined at this time.
The SAVE program is subject to annual review by the Virginia Commission. In accordance with the base rate case approved by the Virginia Commission in 2023, Virginia Natural Gas is recovering program costs incurred prior to January 1, 2023 through base rates. Program costs incurred subsequent to January 1, 2023 are currently being recovered through a separate rider and are subject to future base rate case proceedings. See "Rate Proceedings – Virginia Natural Gas" herein for additional information.
Atlanta Gas Light
In 2019, the Georgia PSC approved the continuation of GRAM as part of Atlanta Gas Light's 2019 rate case order. Various infrastructure programs previously authorized by the Georgia PSC, including the Integrated Vintage Plastic Replacement Program to replace aging plastic pipe and the Integrated System Reinforcement Program to upgrade Atlanta Gas Light's distribution system and LNG facilities in Georgia, continue under GRAM and the recovery of and return on the infrastructure program investments are included in annual base rate adjustments. The amounts to be recovered through rates related to allowed, but not incurred, costs have been quantified as an unrecognized ratemaking amount that is not reflected on the balance sheets. These allowed costs are primarily the equity return on the capital investment under the infrastructure programs in place prior to GRAM and are being recovered through GRAM and base rates until the earlier of the full recovery of such amounts or December 31, 2025. The under recovered balance at December 31, 2023 was $44 million, including $23 million of unrecognized equity return, and is expected to be recovered by December 31, 2025. The Georgia PSC reviews Atlanta Gas Light's performance annually under GRAM. See "Unrecognized Ratemaking Amounts" herein for additional information.
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
See "Rate Proceedings – Atlanta Gas Light" herein for additional information regarding the Georgia PSC's 2021 approval of Atlanta Gas Light's GRAM filing and Integrated Capacity and Delivery Plan. The Georgia PSC also approved a new System Reinforcement Rider for authorized large pressure improvement and system reliability projects, which is expected to recover related capital investments totaling $286 million for the years 2022 through 2024, of which $104 million and $76 million was incurred in 2023 and 2022, respectively.
Chattanooga Gas
In 2021, the Tennessee Public Utilities Commission approved Chattanooga Gas' pipeline replacement program to replace approximately 73 miles of distribution main over a seven-year period. The estimated total cost of the program is $118 million, which will be recovered through Chattanooga Gas' annual base rate review mechanism.
Natural Gas Cost Recovery
With the exception of Atlanta Gas Light, the natural gas distribution utilities are authorized by the relevant regulatory agencies in the states in which they serve to use natural gas cost recovery mechanisms that adjust rates to reflect changes in the wholesale cost of natural gas and ensure recovery of all costs prudently incurred in purchasing natural gas for customers. The natural gas distribution utilities defer or accrue the difference between the actual cost of natural gas and the amount of commodity revenue earned in a given period. The deferred or accrued amount is either billed or refunded to customers prospectively through adjustments to the commodity rate. Deferred natural gas costs are reflected as regulatory assets and accrued natural gas costs are reflected as regulatory liabilities. Natural gas costs generally do not have a significant effect on Southern Company's or Southern Company Gas' net income, but could have a significant effect on cash flows. Since Atlanta Gas Light does not sell natural gas directly to its end-use customers, it does not utilize a traditional natural gas cost recovery mechanism. However, Atlanta Gas Light does maintain natural gas inventory for the Marketers in Georgia and recovers the cost through recovery mechanisms approved by the Georgia PSC. At December 31, 2023, the over recovered balance was $214 million, which was included in

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

natural gas cost over recovery on Southern Company's and Southern Company Gas' balance sheets. At December 31, 2022, the under recovered balance was $108 million, which was included in natural gas cost under recovery on Southern Company's and Southern Company Gas' balance sheets.
Rate Proceedings
Nicor Gas
In 2021, the Illinois Commission approved a $240 million annual base rate increase, which became effective November 24, 2021. The base rate increase included $94 million related to the recovery of program costs under the Investing in Illinois program and was based on a ROE of 9.75% and an equity ratio of 54.5%.
On November 16, 2023, the Illinois Commission approved a $223 million annual base rate increase for Nicor Gas, which became effective December 1, 2023. The base rate increase was based on a return on equity of 9.51% and an equity ratio of 50.00%.
In connection with Nicor Gas' general base rate case proceeding, the Illinois Commission disallowed $126.8 million of capital investments that have been completed or planned to be completed through December 31, 2024. This includes $31 million for capital investments placed in service in 2022 and 2023 under the Investing in Illinois program and $95.9 million for other transmission and distribution capital investments. Nicor Gas recorded a pre-tax charge to income in the fourth quarter 2023 of $58 million ($44 million after tax) associated with the disallowances, with the remaining $69 million related to prospective projects that will be postponed and/or reevaluated. The disallowance is reflected on the statement of income in estimated loss on regulatory disallowance. See "Infrastructure Replacement Programs and Capital Projects – Nicor Gas" herein for additional information regarding the Illinois Commission's disallowance of certain capital investments. On January 3, 2024, the Illinois Commission denied a request by Nicor Gas for rehearing on the base rate case disallowances associated with capital investment, as well as on other issues determined in the Illinois Commission's November 16, 2023 base rate case decision. On February 6, 2024, Nicor Gas filed a notice of appeal with the Illinois Appellate Court related to the Illinois Commission's rate case ruling. The ultimate outcome of this matter cannot be determined at this time.
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
In April 2021, Atlanta Gas Light filed its Integrated Capacity and Delivery Plan (i-CDP) with the Georgia PSC, which included a series of ongoing and proposed pipeline safety, reliability, and growth programs for the next 10 years (2022 through 2031), as well as the required capital investments and related costs to implement the programs. The i-CDP reflected capital investments totaling approximately $0.5 billion to $0.6 billion annually.
In November 2021, the Georgia PSC approved a stipulation agreement between Atlanta Gas Light and the staff of the Georgia PSC, under which, for the years 2022 through 2024, Atlanta Gas Light will incrementally reduce its combined GRAM and System Reinforcement Rider request by 10% through Atlanta Gas Light's GRAM mechanism, which resulted in a reduction of $5 million for 2022, $7 million for 2023, and $9 million for 2024. The stipulation agreement also provided for $1.7 billion of total capital investment for the years 2022 through 2024.
In November 2021, December 2022, and December 2023, the Georgia PSC approved Atlanta Gas Light's annual GRAM filings, which resulted in an annual rate increase of $43 million effective January 1, 2022, an annual rate increase of $53 million effective January 1, 2023, and an annual rate increase of $53 million effective January 1, 2024, respectively.
On February 1, 2024, Atlanta Gas Light filed its triennial i-CDP with the Georgia PSC, which included a series of ongoing and proposed pipeline safety, reliability, and growth programs for the next 10 years (2025 through 2034), as well as the required capital investments and related costs to implement the programs. The i-CDP reflected capital investments totaling approximately

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

$0.7 billion to $1.0 billion annually. Atlanta Gas Light expects the Georgia PSC to issue a final order on this matter in the third quarter 2024. The ultimate outcome of this matter cannot be determined at this time.
Virginia Natural Gas
In 2021, the Virginia Commission approved a stipulation agreement related to Virginia Natural Gas' 2020 general rate case filing, which allowed for a $43 million increase in annual base rate revenues, including $14 million related to the recovery of investments under the SAVE program, based on a ROE of 9.5% and an equity ratio of 51.9%. Interim rates became effective as of November 1, 2020, subject to refund, based on Virginia Natural Gas' original requested increase of approximately $50 million. Refunds to customers related to the difference between the approved rates effective October 1, 2021 and the interim rates were completed during the fourth quarter 2021.
On August 28, 2023, the Virginia Commission approved a stipulation agreement related to Virginia Natural Gas' August 2022 general base rate case filing, which allowed for a $48 million increase in annual base rate revenues based on a ROE of 9.70% and an equity ratio of 49.06%. Interim rates became effective as of January 1, 2023, subject to refund, based on Virginia Natural Gas' original requested increase of approximately $69 million. Refunds to customers related to the difference between the approved rates effective September 1, 2023 and the interim rates were completed during the fourth quarter 2023.
Unrecognized Ratemaking Amounts
The following table illustrates Southern Company Gas' authorized ratemaking amounts that are not recognized on its balance sheets. These amounts are primarily comprised of an allowed equity rate of return on assets associated with certain regulatory infrastructure programs. These amounts will be recognized as revenues in Southern Company Gas' financial statements in the periods they are billable to customers, the majority of which will be recovered by 2025.

	December 31, 2023	December 31, 2022
	(in millions)
Atlanta Gas Light	$23	$35
Virginia Natural Gas	10	10
Chattanooga Gas	7	2
Nicor Gas	3	3
Total	$43	$50

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
The Registrants intend to dispute the allegations raised in and vigorously defend against the pending legal challenges discussed below; however, the ultimate outcome of these matters cannot be determined at this time.
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
Alabama Power
In September 2022, Mobile Baykeeper filed a citizen suit in the U.S. District Court for the Southern District of Alabama alleging that Alabama Power's plan to close the Plant Barry ash pond utilizing a closure-in-place methodology violates the Resource Conservation and Recovery Act (RCRA) and regulations governing CCR. Among other relief requested, Mobile Baykeeper sought a declaratory judgment that the RCRA and regulations governing CCR were being violated, preliminary and injunctive relief to prevent implementation of Alabama Power's closure plan and the development of a closure plan that satisfies regulations governing CCR requirements. In December 2022, Alabama Power filed a motion to dismiss the case. On January 4, 2024, the lawsuit was dismissed without prejudice by the U.S. District Court judge. On February 1, 2024, the plaintiff filed a motion to reconsider.
On January 31, 2023, the EPA issued a Notice of Potential Violations associated with Alabama Power's plan to close the Plant Barry ash pond. Alabama Power has affirmed to the EPA its position that it is in compliance with CCR requirements. The ultimate outcome of this matter cannot be determined at this time but could have a material impact on Alabama Power's ARO estimates and cash flows.
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

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

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
Mississippi Power
In 2018, Ray C. Turnage and 10 other individual plaintiffs filed a putative class action complaint against Mississippi Power and the three then-serving members of the Mississippi PSC in the U.S. District Court for the Southern District of Mississippi, which was amended in March 2019 to include four additional plaintiffs. Mississippi Power received Mississippi PSC approval in 2013 to charge a mirror CWIP rate premised upon including in its rate base pre-construction and construction costs for the Kemper IGCC prior to placing the Kemper IGCC into service. The Mississippi Supreme Court reversed that approval and ordered Mississippi Power to refund the amounts paid by customers under the previously-approved mirror CWIP rate. The plaintiffs allege that the initial approval process, and the amount approved, were improper and make claims for gross negligence, reckless conduct, and intentional wrongdoing. They also allege that Mississippi Power underpaid customers by up to $23.5 million in the refund process by applying an incorrect interest rate. The plaintiffs seek to recover, on behalf of themselves and their putative class, actual damages, punitive damages, pre-judgment interest, post-judgment interest, attorney's fees, and costs. The district court dismissed the amended complaint; however, in March 2020, the plaintiffs filed a motion seeking to name the new members of the Mississippi PSC, the Mississippi Development Authority, and Southern Company as additional defendants and add a cause of action against all defendants based on a dormant commerce clause theory under the U.S. Constitution. In July 2020, the plaintiffs filed a motion for leave to file a third amended complaint, which included the same federal claims as the proposed second amended complaint, as well as several additional state law claims based on the allegation that Mississippi Power failed to disclose the annual percentage rate of interest applicable to refunds. In November 2020, the district court denied each of the plaintiffs' pending motions and entered final judgment in favor of Mississippi Power. In January 2021, the district court denied further motions by the plaintiffs to vacate the judgment and to file a revised second amended complaint. In February 2021, the plaintiffs filed a notice of appeal with the U.S. Court of Appeals for the Fifth Circuit. In March 2022, the U.S. Court of Appeals for the Fifth Circuit issued an opinion affirming the dismissal of the claims against the Mississippi PSC defendants but reversing the dismissal of the claims against Mississippi Power. In May 2022, the U.S. Court of Appeals for the Fifth Circuit denied a petition by Mississippi Power for a rehearing en banc and remanded the case to the U.S. District Court for the Southern District of Mississippi for further proceedings. In June 2022, Mississippi Power filed with the trial court a motion to dismiss the complaint with prejudice, which was granted on March 15, 2023. On March 28, 2023, the plaintiffs filed a notice of appeal with the U.S. Court of Appeals for the Fifth Circuit. On December 14, 2023, the U.S. Court of Appeals for the Fifth Circuit affirmed the district court's order dismissing the plaintiffs' complaint against Mississippi Power. On December 28, 2023, the plaintiffs filed a petition for panel rehearing, which was denied on January 10, 2024. The plaintiffs have until April 9, 2024 to file a petition for writ of certiorari with the U.S. Supreme Court. The ultimate outcome of this matter cannot be determined at this time.
Southern Power
In July 2021, Southern Power and certain of its subsidiaries filed an arbitration demand with the American Arbitration Association against First Solar Electric, LLC (First Solar) for defective design of actuators on trackers and inverters installed by First Solar under the engineering, procurement, and construction agreements associated with five solar projects owned by Southern Power and partners and managed by Southern Power. In February 2023, arbitration hearings concluded. In July 2023, an interim award of approximately $36 million was entered in favor of Southern Power and was subsequently received in September 2023. The interim award included $18 million representing recovery of losses associated with replacement costs, penalty payments, and lost revenues previously incurred. This recovery is reflected in Southern Power's 2023 statement of income as an $11 million reduction to other operations and maintenance expense and a $7 million increase in other revenues, with $6 million allocated through noncontrolling interests to Southern Power's partners. The remaining $18 million in award proceeds received in excess of the losses incurred is recognized on the balance sheet at December 31, 2023 as restricted cash and a liability to fund future replacement costs. In November 2023, the final award was issued and Southern Power filed for confirmation of the final award in the Delaware Court of Chancery. In December 2023, First Solar filed a motion to dismiss the confirmation and, in February 2024, filed a petition to vacate the arbitration award in the Supreme Court of New York County, New York. The ultimate outcome of this matter cannot be determined at this time.

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
Georgia Power has been designated or identified as a potentially responsible party at sites governed by the Georgia Hazardous Site Response Act and/or by the federal Comprehensive Environmental Response, Compensation, and Liability Act, and assessment and potential cleanup of such sites is expected. For 2023, 2022, and 2021, Georgia Power recovered approximately $5 million, $12 million, and $12 million, respectively, through the ECCR tariff for environmental remediation.
Southern Company Gas is subject to environmental remediation liabilities associated with 40 former manufactured gas plant sites in four different states. Southern Company Gas' accrued environmental remediation liability at December 31, 2023 and 2022 was based on the estimated cost of environmental investigation and remediation associated with these sites.
At December 31, 2023 and 2022, the environmental remediation liability and the balance of under recovered environmental remediation costs were reflected in the balance sheets of Southern Company, Georgia Power, and Southern Company Gas as shown in the table below. Alabama Power and Mississippi Power did not have environmental remediation liabilities at December 31, 2023 or 2022.

	Southern Company	Georgia Power	Southern Company Gas
	(in millions)
December 31, 2023:
Environmental remediation liability:
Other current liabilities	$44	$14	$30
Accrued environmental remediation	192	—	192
Under recovered environmental remediation costs:
Other regulatory assets, current	$45	$5	$40
Other regulatory assets, deferred	210	15	195

December 31, 2022:
Environmental remediation liability:
Other current liabilities	$65	$15	$49
Accrued environmental remediation	207	—	207
Under recovered environmental remediation costs:
Other regulatory assets, current	$59	$5	$54
Other regulatory assets, deferred	235	20	215
The ultimate outcome of these matters cannot be determined at this time; however, as a result of the regulatory treatment for environmental remediation expenses described above, the final disposition of these matters is not expected to have a material impact on the financial statements of the applicable Registrants.
Nuclear Fuel Disposal Costs
Acting through the DOE and pursuant to the Nuclear Waste Policy Act of 1982, the U.S. government entered into contracts with Alabama Power and Georgia Power that required the DOE to take title to and dispose of spent nuclear fuel generated at Plants Farley, Hatch, and Vogtle Units 1 and 2 beginning no later than January 31, 1998. The DOE has yet to commence performance of

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

its contractual and statutory obligation to dispose of spent nuclear fuel. Consequently, Alabama Power and Georgia Power pursued and continue to pursue legal remedies against the U.S. government for its partial breach of contract.
In 2014, Alabama Power and Georgia Power filed their third round of lawsuits against the U.S. government in the Court of Federal Claims, seeking damages for the costs of continuing to store spent nuclear fuel at Plants Farley, Hatch, and Vogtle Units 1 and 2 for the period from January 1, 2011 through December 31, 2013. The damage period was subsequently extended to December 31, 2014. In 2019, the Court of Federal Claims granted Alabama Power's and Georgia Power's motion for summary judgment on damages not disputed by the U.S. government, awarding those undisputed damages to Alabama Power and Georgia Power. However, those undisputed damages are not collectible until the court enters final judgment on the remaining damages.
In 2017, Alabama Power and Georgia Power filed their fourth round of lawsuits against the U.S. government in the Court of Federal Claims, seeking damages for the costs of continuing to store spent nuclear fuel at Plants Farley, Hatch, and Vogtle Units 1 and 2 for the period from January 1, 2015 through December 31, 2017. In 2020, Alabama Power and Georgia Power filed amended complaints in those fourth-round lawsuits adding damages incurred from January 1, 2018 to December 31, 2019 to the claim period.
The outstanding claims for the period January 1, 2011 through December 31, 2019 total $106 million and $128 million for Alabama Power and Georgia Power (based on its ownership interests), respectively. Damages will continue to accumulate until the issue is resolved, the U.S. government disposes of Alabama Power's and Georgia Power's spent nuclear fuel pursuant to its contractual obligations, or alternative storage is otherwise provided. No amounts have been recognized in the financial statements as of December 31, 2023 for any potential recoveries from the pending lawsuits.
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
Nuclear Insurance
Under the Price-Anderson Amendments Act (Act), Alabama Power and Georgia Power maintain agreements of indemnity with the NRC that, together with private insurance, cover third-party liability arising from any nuclear incident occurring at the companies' nuclear power plants. The Act provides funds up to $16.2 billion for public liability claims that could arise from a single nuclear incident. Each nuclear plant is insured against this liability to a maximum of $450 million by American Nuclear Insurers (ANI), with the remaining coverage provided by a mandatory program of deferred premiums that could be assessed, after a nuclear incident, against all owners of commercial nuclear reactors. A company could be assessed up to $166 million per incident for each licensed reactor it operates but not more than an aggregate of $25 million per incident to be paid in a calendar year for each reactor. Such maximum assessment, excluding any applicable state premium taxes, for Alabama Power and Georgia Power, based on its ownership and buyback interests in all licensed reactors, is $332 million and $473 million, respectively, per incident, but not more than an aggregate of $49 million and $71 million, respectively, to be paid for each incident in any one year. Both the maximum assessment per reactor and the maximum yearly assessment are adjusted for inflation at least every five years. The next scheduled adjustment is due no later than November 1, 2028. See Note 5 under "Joint Ownership Agreements" for additional information on joint ownership agreements.
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
A builders' risk property insurance policy has been purchased from NEIL for the construction of Plant Vogtle Unit 4. This policy provides the Vogtle Owners up to $2.75 billion for accidental property damage occurring during construction.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

Under each of the NEIL policies, members are subject to assessments each year if losses exceed the accumulated funds available to the insurer. The maximum annual assessments for Alabama Power and Georgia Power as of December 31, 2023 under the NEIL policies would be $54 million and $89 million, respectively.
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
Other Matters
Traditional Electric Operating Companies
In April 2019, Bellsouth Telecommunications d/b/a AT&T Alabama (AT&T) filed a complaint against Alabama Power with the FCC alleging that the pole rental rate AT&T is required to pay pursuant to the parties' joint use agreement is unjust and unreasonable under federal law. The complaint sought a new rate and approximately $87 million in refunds of alleged overpayments for the preceding six years. In August 2019, the FCC stayed the case in favor of arbitration, which AT&T has not pursued. The joint use agreement remains in effect. The ultimate outcome of this matter cannot be determined at this time, but an adverse outcome could have a material impact on the financial statements of Southern Company and Alabama Power. Georgia Power and Mississippi Power have joint use agreements with other AT&T affiliates.
Mississippi Power
Kemper County Energy Facility
In 2021, 2022, and 2023, Mississippi Power recorded charges to income associated with abandonment and related closure costs and ongoing period costs, net of salvage proceeds, for the mine and gasifier-related assets at the Kemper County energy facility. These charges, including related tax impacts, totaled $11 million pre-tax ($8 million after tax) in 2021, $15 million pre-tax ($12 million after tax) in 2022, and $17 million pre-tax ($12 million after tax) in 2023. The pre-tax charges are included in other operations and maintenance expenses on the statements of income.
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
See "General Litigation Matters – Southern Company and Mississippi Power" herein for information regarding litigation associated with the Kemper County energy facility.
Plant Daniel
In conjunction with Southern Company's 2019 sale of Gulf Power, NextEra Energy held back $75 million of the purchase price pending Mississippi Power and NextEra Energy negotiating a mutually acceptable revised operating agreement for Plant Daniel. In July 2022, the co-owners executed a revised operating agreement and Southern Company subsequently received the remaining $75 million of the purchase price. The dispatch procedures in the revised operating agreement for the two jointly-owned coal units

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

at Plant Daniel resulted in Mississippi Power designating one of the two units as primary and the other as secondary in lieu of each company separately owning 100% of a single generating unit. Mississippi Power did not exercise an option to purchase its co-owner's ownership interest for $1 on January 15, 2024. The revised operating agreement did not have a material impact on Mississippi Power's financial statements. See Note 2 under "Mississippi Power – Integrated Resource Plan" for additional information on Plant Daniel.
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
Georgia Power has commitments, in the form of capacity purchases, regarding a portion of a 5% interest in the original cost of Plant Vogtle Units 1 and 2 owned by MEAG Power that are in effect until the later of the retirement of the plant or the latest stated maturity date of MEAG Power's bonds issued to finance such ownership interest. The payments for capacity are required whether or not any capacity is available. Portions of the capacity payments made to MEAG Power for its Plant Vogtle Units 1 and 2 investment relate to costs in excess of Georgia Power's allowed investment for ratemaking purposes. The present value of these portions at the time of the disallowance was written off. Generally, the cost of such capacity is included in purchased power in Southern Company's statements of income and in purchased power, non-affiliates in Georgia Power's statements of income. Georgia Power's capacity payments related to this commitment totaled $3 million, $4 million, and $6 million in 2023, 2022, and 2021, respectively. At December 31, 2023, Georgia Power's estimated long-term obligations related to this commitment totaled $39 million, consisting of $4 million annually for 2024 and 2025, $2 million annually for 2026 through 2028, and $25 million thereafter.
See Note 9 for information regarding PPAs accounted for as leases.
Southern Company Gas has commitments for pipeline charges, storage capacity, and gas supply, including charges recoverable through natural gas cost recovery mechanisms or, alternatively, billed to marketers selling retail natural gas. Gas supply commitments include amounts for gas commodity purchases associated with Nicor Gas and SouthStar of 38 million mmBtu at floating gas prices calculated using forward natural gas prices at December 31, 2023 and valued at $98 million. Southern Company Gas provides guarantees to certain gas suppliers for certain of its subsidiaries in support of payment obligations. Southern Company Gas' expected future contractual obligations for pipeline charges, storage capacity, and gas supply that are not recognized on the balance sheets at December 31, 2023 were as follows:

Pipeline Charges, Storage Capacity, and Gas Supply
(in millions)
2024	$587
2025	432
2026	231
2027	148
2028	103
Thereafter	785
Total	$2,286
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
Alabama Power has guaranteed a $100 million principal amount long-term bank loan SEGCO entered into in 2018 and subsequently extended and amended. Georgia Power has agreed to reimburse Alabama Power for the portion of such obligation corresponding to Georgia Power's proportionate ownership of SEGCO's stock if Alabama Power is called upon to make such payment under its guarantee. At December 31, 2023, the capitalization of SEGCO consisted of $69 million of equity and $100

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

million of long-term debt that matures in November 2024, on which the annual interest requirement is derived from a variable rate index. SEGCO had no short-term debt outstanding at December 31, 2023. See Note 7 under "SEGCO" for additional information.
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
	(in millions)
2023
Operating revenues
Retail electric revenues
Residential	$7,309	$2,904	$4,105	$300	$—	$—
Commercial	5,860	1,928	3,624	308	—	—
Industrial	3,613	1,721	1,558	334	—	—
Other	112	12	91	9	—	—
Total retail electric revenues	16,894	6,565	9,378	951	—	—
Natural gas distribution revenues
Residential	1,981	—	—	—	—	1,981
Commercial	505	—	—	—	—	505
Transportation	1,184	—	—	—	—	1,184
Industrial	45	—	—	—	—	45
Other	324	—	—	—	—	324
Total natural gas distribution revenues	4,039	—	—	—	—	4,039
Wholesale electric revenues
PPA energy revenues	1,107	234	87	20	790	—
PPA capacity revenues	624	156	51	45	376	—
Non-PPA revenues	250	65	35	407	409	—
Total wholesale electric revenues	1,981	455	173	472	1,575	—
Other natural gas revenues
Gas marketing services	528	—	—	—	—	528
Other natural gas revenues	31	—	—	—	—	31
Total natural gas revenues	559	—	—	—	—	559
Other revenues	1,355	213	578	39	55	—
Total revenue from contracts with customers	24,828	7,233	10,129	1,462	1,630	4,598
Other revenue sources(a)	425	(183)	(11)	12	559	104
Total operating revenues	$25,253	$7,050	$10,118	$1,474	$2,189	$4,702

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
2022
Operating revenues
Retail electric revenues
Residential	$6,604	$2,638	$3,664	$302	$—	$—
Commercial	5,369	1,685	3,385	299	—	—
Industrial	3,764	1,507	1,921	336	—	—
Other	102	14	79	9	—	—
Total retail electric revenues	15,839	5,844	9,049	946	—	—
Natural gas distribution revenues
Residential	2,843	—	—	—	—	2,843
Commercial	763	—	—	—	—	763
Transportation	1,186	—	—	—	—	1,186
Industrial	84	—	—	—	—	84
Other	342	—	—	—	—	342
Total natural gas distribution revenues	5,218	—	—	—	—	5,218
Wholesale electric revenues
PPA energy revenues	2,274	489	130	16	1,673	—
PPA capacity revenues	596	194	47	4	356	—
Non-PPA revenues	250	200	30	690	740	—
Total wholesale electric revenues	3,120	883	207	710	2,769	—
Other natural gas revenues
Gas marketing services	636	—	—	—	—	636
Other natural gas revenues	51	—	—	—	—	51
Total other natural gas revenues	687	—	—	—	—	687
Other revenues	1,077	194	446	47	36	—
Total revenue from contracts with customers	25,941	6,921	9,702	1,703	2,805	5,905
Other revenue sources(a)	3,338	896	1,882	(9)	564	57
Total operating revenues	$29,279	$7,817	$11,584	$1,694	$3,369	$5,962

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
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

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

Contract Balances
The following table reflects the closing balances of receivables, contract assets, and contract liabilities related to revenues from contracts with customers at December 31, 2023 and 2022:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Accounts Receivable
At December 31, 2023	$2,820	$821	$1,011	$90	$122	$684
At December 31, 2022	3,123	696	922	92	237	1,107
Contract Assets
At December 31, 2023	$271	$2	$121	$—	$—	$56
At December 31, 2022	156	2	89	—	—	—
Contract Liabilities
At December 31, 2023	$116	$—	$1	$—	$4	$—
At December 31, 2022	45	4	9	—	1	—
Contract assets for Georgia Power primarily relate to retail customer fixed bill programs, where the payment is contingent upon Georgia Power's continued performance and the customer's continued participation in the program over a one-year contract term, and unregulated service agreements, where payment is contingent on project completion. Contract liabilities for Georgia Power primarily relate to cash collections recognized in advance of revenue for unregulated service agreements. Southern Company Gas' contract assets relate to work performed on an energy efficiency enhancement and upgrade contract with the U.S. General Services Administration. Southern Company Gas receives cash advances from a third-party financial institution to fund work performed, of which approximately $59 million had been received at December 31, 2023. These advances have been accounted for as long-term debt on the balance sheets. See Note 1 under "Affiliate Transactions" for additional information regarding the construction contract. At December 31, 2023 and 2022, Southern Company's unregulated distributed generation business had contract assets of $91 million and $65 million, respectively, and contract liabilities of $115 million and $32 million, respectively, for outstanding performance obligations.
Revenues recognized in 2023 and 2022, which were included in contract liabilities at December 31, 2023 and 2022, respectively, were $36 million annually for Southern Company and immaterial for the other Registrants. Contract liabilities are primarily classified as current on the balance sheets as the corresponding revenues are generally expected to be recognized within one year.
Remaining Performance Obligations
The Subsidiary Registrants may enter into long-term contracts with customers in which revenues are recognized as performance obligations are satisfied over the contract term. For the traditional electric operating companies and Southern Power, these contracts primarily relate to PPAs whereby electricity and generation capacity are provided to a customer. The revenue recognized for the delivery of electricity is variable; however, certain PPAs include a fixed payment for fixed generation capacity over the term of the contract. For Southern Company Gas, these contracts primarily relate to the U.S. General Services Administration contract described above. Southern Company's unregulated distributed generation business also has partially satisfied performance obligations related to certain fixed price contracts. Revenues from contracts with customers related to these performance obligations remaining at December 31, 2023 are expected to be recognized as follows:

	2024	2025	2026	2027	2028	Thereafter
	(in millions)
Southern Company	$940	$552	$338	$332	$323	$2,045
Alabama Power	23	9	—	—	—	—
Georgia Power	73	41	14	15	15	9
Mississippi Power	60	63	66	69	73	—
Southern Power	379	301	299	306	297	2,041
Southern Company Gas	26	—	—	—	—	—

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
The Registrants' property, plant, and equipment in service consisted of the following at December 31, 2023 and 2022:

At December 31, 2023:	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Electric utilities:
Generation	$57,325	$16,584	$22,587	$2,909	$14,649	$—
Transmission	15,561	6,152	8,402	966	—	—
Distribution	26,482	9,775	15,380	1,327	—	—
General/other	6,305	2,918	3,001	321	41	—
Electric utilities' plant in service	105,673	35,429	49,370	5,523	14,690	—
Southern Company Gas:
Natural gas transportation and distribution	17,798	—	—	—	—	17,798
Storage facilities	1,565	—	—	—	—	1,565
Other	1,477	—	—	—	—	1,477
Southern Company Gas plant in service	20,840	—	—	—	—	20,840
Other plant in service	1,915	—	—	—	—	—
Total plant in service	$128,428	$35,429	$49,370	$5,523	$14,690	$20,840

At December 31, 2022:	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Electric utilities:
Generation	$51,756	$15,920	$17,755	$2,826	$14,619	$—
Transmission	14,201	5,658	7,576	927	—	—
Distribution	24,200	9,154	13,819	1,228	—	—
General/other	5,806	2,740	2,729	273	39	—
Electric utilities' plant in service	95,963	33,472	41,879	5,254	14,658	—
Southern Company Gas:
Natural gas transportation and distribution	16,810	—	—	—	—	16,810
Storage facilities	1,553	—	—	—	—	1,553
Other	1,360	—	—	—	—	1,360
Southern Company Gas plant in service	19,723	—	—	—	—	19,723
Other plant in service	1,843	—	—	—	—	—
Total plant in service	$117,529	$33,472	$41,879	$5,254	$14,658	$19,723
The cost of replacements of property, exclusive of minor items of property, is capitalized. The cost of maintenance, repairs, and replacement of minor items of property is charged to other operations and maintenance expenses as incurred or performed with the exception of nuclear refueling costs and certain maintenance costs including those described below.
In accordance with orders from their respective state PSCs, Alabama Power and Georgia Power defer nuclear refueling outage operations and maintenance expenses to a regulatory asset when the charges are incurred. Alabama Power amortizes the costs over a subsequent 18-month period with Plant Farley's fall outage cost amortization beginning in January of the following year and spring outage cost amortization beginning in July of the same year. Georgia Power amortizes its costs over each unit's

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

operating cycle, or 18 months for Plant Vogtle Units 1, 2, and 3 and 24 months for Plant Hatch Units 1 and 2. Georgia Power's amortization period begins the month the refueling outage starts.
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
The Registrants have deferred certain implementation costs related to cloud hosting arrangements. At December 31, 2023 and 2022, deferred cloud implementation costs, net of amortization, which are generally included in other deferred charges and assets on the Registrants' balance sheets, are as follows:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Deferred cloud implementation costs, net:
At December 31, 2023	$325	$85	$99	$13	$15	$43
At December 31, 2022	345	81	108	14	18	54
Once a hosted software is placed into service, the related deferred costs are amortized on a straight-line basis over the remaining expected hosting arrangement term, including any renewal options that are reasonably certain of exercise. The amortization is reflected with the associated cloud hosting fees, which are generally reflected in other operations and maintenance expenses on the Registrants' statements of income. In 2023, amortization of deferred cloud implementation costs recognized was $46 million for Southern Company, $11 million for Alabama Power, $19 million for Georgia Power, $8 million for Southern Company Gas, and immaterial for the other Registrants. In 2022, amortization of deferred cloud implementation costs recognized was $29 million for Southern Company, $8 million for Alabama Power, $12 million for Georgia Power, and immaterial for the other Registrants. In 2021, amortization from deferred cloud implementation costs recognized was immaterial for all Registrants.
See Note 2 under "Regulatory Assets and Liabilities" and "Alabama Power – Software Accounting Order" for information on deferrals of certain other operations and maintenance costs associated with software and cloud computing projects by the traditional electric operating companies and natural gas distribution utilities, as authorized by their respective state PSCs or applicable state regulatory agencies.
Depreciation and Amortization
The traditional electric operating companies' and Southern Company Gas' depreciation of the original cost of utility plant in service is provided primarily by using composite straight-line rates. The approximate rates for 2023, 2022, and 2021 are as follows:

	2023	2022	2021
Alabama Power	4.1%	2.7%	2.7%
Georgia Power	3.8%	3.3%	3.3%
Mississippi Power	3.4%	3.4%	3.6%
Southern Company Gas	2.7%	2.7%	2.8%
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

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

At December 31, 2023 and 2022, accumulated depreciation for Southern Company and Southern Company Gas consisted of utility plant in service totaling $36.6 billion and $34.3 billion, respectively, for Southern Company and $5.3 billion and $5.1 billion, respectively, for Southern Company Gas, as well as other plant in service totaling $1.1 billion and $1.0 billion, respectively, for Southern Company and $210 million and $184 million, respectively, for Southern Company Gas. Other plant in service includes the non-utility assets of Southern Company Gas, as well as, for Southern Company, certain other non-utility subsidiaries. Depreciation of the original cost of other plant in service is provided primarily on a straight-line basis over estimated useful lives. Useful lives for Southern Company Gas's non-utility assets range from five to 12 years for transportation equipment, 30 to 75 years for storage facilities, and up to 75 years for other assets. Useful lives for the assets of Southern Company's other non-utility subsidiaries range up to 30 years.
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

Southern Power Generating Facility	Useful life
Natural gas	Up to 50 years
Solar	Up to 35 years
Wind	Up to 35 years
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

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

Joint Ownership Agreements
At December 31, 2023, the Registrants' percentage ownership and investment (exclusive of nuclear fuel) in jointly-owned facilities in commercial operation were as follows:

Facility (Type)	Percent Ownership		Plant in Service	Accumulated Depreciation	CWIP
			(in millions)
Alabama Power
Greene County (natural gas) Units 1 and 2	60.0%	(a)	$191	$113	$1
Plant Miller (coal) Units 1 and 2	91.8	(b)	2,156	778	40

Georgia Power
Plant Hatch (nuclear) Units 1 and 2	50.1%	(c)	$1,446	$659	$70
Plant Vogtle (nuclear) Units 1 and 2	45.7	(c)	3,664	2,331	62
Plant Vogtle (nuclear) Units 3 and 4	45.7	(c)(d)	4,613	19	3,232
Plant Scherer (coal) Units 1 and 2	8.4	(c)	287	123	2
Plant Scherer (coal) Unit 3	75.0	(c)	1,310	639	10
Rocky Mountain (pumped storage)	25.4	(e)	181	153	—

Mississippi Power
Greene County (natural gas) Units 1 and 2	40.0%	(a)	$125	$80	$—
Plant Daniel (coal) Units 1 and 2	50.0	(f)	805	281	1

Southern Company Gas
Dalton Pipeline (natural gas pipeline)	50.0%	(g)	$271	$27	$—
(a)Jointly owned by Alabama Power and Mississippi Power and operated and maintained by Alabama Power.
(b)Jointly owned with PowerSouth and operated and maintained by Alabama Power.
(c)Georgia Power owns undivided interests in Plants Hatch, Vogtle, and Scherer in varying amounts jointly with one or more of the following entities: OPC, MEAG Power, Dalton, FP&L, and JEA. Georgia Power has been contracted to operate and maintain the plants as agent for the co-owners and is jointly and severally liable for third party claims related to these plants.
(d)Unit 4 remains under construction. See Note 2 under "Georgia Power – Nuclear Construction" for additional information.
(e)Jointly owned with OPC, which is the operator of the plant.
(f)Jointly owned by FP&L and Mississippi Power. In accordance with the operating agreement, Mississippi Power acts as FP&L's agent with respect to the operation and maintenance of these units. See Note 3 under "Other Matters – Mississippi Power – Plant Daniel" for additional information.
(g)Jointly owned with The Williams Companies, Inc., the Dalton Pipeline is a 115-mile natural gas pipeline that serves as an extension of the Transcontinental Gas Pipe Line Company, LLC pipeline system into northwest Georgia. Southern Company Gas leases its 50% undivided ownership for approximately $26 million annually through 2042. The lessee is responsible for maintaining the pipeline during the lease term and for providing service to transportation customers under its FERC-regulated tariff.
The Registrants' proportionate share of their jointly-owned facility operating expenses is included in the corresponding operating expenses in the statements of income and each Registrant is responsible for providing its own financing.
Assets Subject to Lien
Mississippi Power provides retail service to its largest retail customer, Chevron Products Company (Chevron), at its refinery in Pascagoula, Mississippi through at least 2038 in accordance with agreements approved by the Mississippi PSC. The agreements grant Chevron a security interest in the co-generation assets located at the refinery and owned by Mississippi Power, with a lease receivable balance of $147 million at December 31, 2023, that is exercisable upon the occurrence of (i) certain bankruptcy events or (ii) other events of default coupled with specific reductions in steam output at the facility and a downgrade of Mississippi Power's credit rating to below investment grade by two of the three rating agencies. See Note 9 under "Lessor" for additional information.
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
The ARO liabilities for the traditional electric operating companies primarily relate to facilities that are subject to the CCR Rule and the related state rules, principally ash ponds. In addition, Alabama Power and Georgia Power have retirement obligations related to the decommissioning of nuclear facilities (Alabama Power's Plant Farley and Georgia Power's ownership interests in Plant Hatch and Plant Vogtle Units 1 through 3). See "Nuclear Decommissioning" herein for additional information. Other significant AROs include various landfill sites and asbestos removal for Alabama Power, Georgia Power, and Mississippi Power and gypsum cells and mine reclamation for Mississippi Power. The ARO liability for Southern Power primarily relates to its solar and wind facilities, which are located on long-term land leases requiring the restoration of land at the end of the lease.
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
Details of the AROs included in the balance sheets are as follows:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power(*)
	(in millions)
Balance at December 31, 2021	$11,687	$4,334	$6,824	$190	$131
Liabilities incurred	36	—	35	—	—
Liabilities settled	(455)	(205)	(212)	(20)	—
Accretion expense	406	158	231	6	6
Cash flow revisions	(834)	—	(844)	3	7
Balance at December 31, 2022	$10,840	$4,287	$6,034	$179	$144
Liabilities incurred	90	—	90	—	—
Liabilities settled	(617)	(270)	(304)	(18)	—
Accretion expense	403	156	230	5	6
Cash flow revisions	(399)	(15)	(385)	2	—
Balance at December 31, 2023	$10,317	$4,158	$5,665	$168	$150
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
Following initial criticality for Plant Vogtle Unit 3 on March 6, 2023, Georgia Power recorded AROs of approximately $90 million. Subsequent to December 31, 2023, Plant Vogtle Unit 4 achieved initial criticality, which will result in Georgia Power recording AROs of approximately $118 million during the first quarter 2024. See Note 2 under "Georgia Power – Nuclear Construction" for additional information.
In September 2023 and November 2023, Georgia Power recorded net decreases of approximately $175 million and $210 million, respectively, to its AROs related to the CCR Rule and the related state rule resulting from changes in estimates, including lower future inflation rates and the timing of closure activities.
In June 2023, Alabama Power completed an updated decommissioning cost site study for Plant Farley. The estimated cost of decommissioning based on the study resulted in a decrease in Alabama Power's ARO liability of approximately $15 million. See "Nuclear Decommissioning" herein for additional information.
The cost estimates for AROs related to the disposal of CCR are based on information at December 31, 2023 using various assumptions related to closure and post-closure costs, timing of future cash outlays, inflation and discount rates, and the potential methods for complying with the CCR Rule and the related state rules. The traditional electric operating companies have periodically updated, and expect to continue periodically updating, their related cost estimates and ARO liabilities for each CCR unit as additional information related to these assumptions becomes available. Some of these updates have been, and future updates may be, material. The cost estimates for Alabama Power are based on closure-in-place for all ash ponds. The cost estimates for Georgia Power and Mississippi Power are based on a combination of closure-in-place for some ash ponds and closure by removal for others. Additionally, the closure designs and plans in the States of Alabama and Georgia are subject to approval by environmental regulatory agencies. Absent continued recovery of ARO costs through regulated rates, results of operations, cash flows, and financial condition for Southern Company and the traditional electric operating companies could be materially impacted. The ultimate outcome of these matters cannot be determined at this time. See Note 3 under "General Litigation Matters – Alabama Power" for additional information.
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

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

Investment securities in the Funds for December 31, 2023 and 2022 were as follows:

	Southern Company	Alabama Power	Georgia Power
	(in millions)
At December 31, 2023:
Equity securities	$1,288	$796	$492
Debt securities	895	277	618
Other securities	239	186	53
Total investment securities in the Funds	$2,422	$1,259	$1,163

At December 31, 2022:
Equity securities	$1,095	$690	$405
Debt securities	838	267	571
Other securities	210	168	42
Total investment securities in the Funds(*)	$2,143	$1,125	$1,018
(*)For Southern Company and Georgia Power, these amounts include investment securities pledged to creditors and collateral received and excludes payables related to a securities lending program Georgia Power's Funds previously participated in through the managers of the Funds. Under this program, Georgia Power's Funds' investment securities were loaned to institutional investors for a fee. Securities loaned were fully collateralized by cash, letters of credit, and/or securities issued or guaranteed by the U.S. government or its agencies or instrumentalities. At December 31, 2022, approximately $35 million of the fair market value of Georgia Power's Funds' securities were on loan and pledged to creditors under the Funds' managers' securities lending program. At December 31, 2022, the fair value of the collateral received was approximately $36 million and could only be sold by the borrower upon the return of the loaned securities. The collateral received was treated as a non-cash item in the statements of cash flows.
These amounts exclude receivables related to investment income and pending investment sales and payables related to pending investment purchases.
The fair value increases (decreases) of the Funds, including unrealized gains (losses) and reinvested interest and dividends and excluding the Funds' expenses, for 2023, 2022, and 2021 are shown in the table below.

	Southern Company	Alabama Power	Georgia Power
	(in millions)
Fair value increases (decreases)
2023	$281	$157	$124
2022	(360)	(171)	(189)
2021	274	200	74

Unrealized gains (losses)
At December 31, 2023	$241	$119	$122
At December 31, 2022	(391)	(204)	(187)
At December 31, 2021	(27)	(30)	3
The investment securities held in the Funds continue to be managed with a long-term focus. Accordingly, all purchases and sales within the Funds are presented separately in the statements of cash flows as investing cash flows, consistent with the nature of the securities and purpose for which the securities were acquired.
For Alabama Power, approximately $13 million and $14 million at December 31, 2023 and 2022, respectively, previously recorded in internal reserves is being transferred into the Funds through 2040 as approved by the Alabama PSC.
The NRC's minimum external funding requirements are based on a generic estimate of the cost to decommission only the radioactive portions of a nuclear unit based on the size and type of reactor. Alabama Power and Georgia Power have filed plans with the NRC designed to ensure that, over time, the deposits and earnings of the Funds will provide the minimum funding amounts prescribed by the NRC.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

At December 31, 2023 and 2022, the accumulated provisions for the external decommissioning trust funds were as follows:

	2023	2022
	(in millions)
Alabama Power
Plant Farley	$1,259	$1,125

Georgia Power
Plant Hatch	$705	$628
Plant Vogtle Units 1 and 2	434	382
Plant Vogtle Units 3 and 4	24	8
Total	$1,163	$1,018
Site study cost is the estimate to decommission a specific facility as of the site study year. The decommissioning cost estimates are based on removal of the plant from service and prompt dismantlement. The actual decommissioning costs may vary from these estimates because of changes in the assumed date of decommissioning, changes in NRC requirements, or changes in the assumptions used in making these estimates. The estimated costs of decommissioning at December 31, 2023 based on the most current studies were as follows:

	Alabama Power	Georgia Power
	Plant Farley	Plant Hatch(*)	Plant Vogtle Units 1 and 2(*)	Plant Vogtle Unit 3(*)
Most current study year	2023	2021	2021	2020
Decommissioning periods:
Beginning year	2037	2034	2047	2063
Completion year	2087	2075	2079	2074
	(in millions)
Site study costs:
Radiated structures	$1,402	$771	$628	$284
Spent fuel management	513	186	170	30
Non-radiated structures	133	61	85	33
Total site study costs	$2,048	$1,018	$883	$347
(*)Based on Georgia Power's ownership interests.
For ratemaking purposes, Alabama Power's decommissioning costs are based on the site study and Georgia Power's decommissioning costs are based on the NRC generic estimate to decommission the radioactive portion of the facilities and the site study estimate for spent fuel management. Significant assumptions used to determine these costs for ratemaking were an estimated inflation rate of 4.5% for Plant Farley, 2.5% for Plants Hatch and Vogtle Units 1 and 2, and 2.4% for Plant Vogtle Unit 3 and an estimated trust earnings rate of 7.0% for Plant Farley, 4.5% for Plants Hatch and Vogtle Units 1 and 2, and 4.4% for Plant Vogtle Unit 3.
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
Under the 2019 ARP, Georgia Power's annual decommissioning cost for ratemaking in 2021 and 2022 was a total of $4 million for Plant Hatch and Plant Vogtle Units 1 and 2. Effective January 1, 2023, as approved in the 2022 ARP, there is no annual decommissioning cost for ratemaking for Plant Hatch and Plant Vogtle Units 1 and 2. Any funding amount required by the NRC during the period covered by the 2022 ARP will be deferred to a regulatory asset and recovery is expected to be determined in Georgia Power's next base rate case. See Note 2 under "Georgia Power – Rate Plans – 2022 ARP" for additional information. Effective August 1, 2023, as approved under the Plant Vogtle Unit 3 and Common Facilities rate proceeding, Georgia Power's

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

annual decommissioning cost for ratemaking is $8 million for Plant Vogtle Unit 3. See Note 2 under "Georgia Power – Nuclear Construction – Regulatory Matters" for additional information.
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
Southern Company
At December 31, 2023 and 2022, Southern Holdings had equity method investments totaling $126 million and $112 million, respectively, primarily related to investments in venture capital funds focused on energy and utility investments. Earnings from these investments were immaterial for all periods presented.
SEGCO
Alabama Power and Georgia Power own equally all of the outstanding capital stock of SEGCO, which owns electric generating units at Plant Gaston with a total rated capacity of 1,020 MWs, as well as associated transmission facilities. Retirement of SEGCO's generating units is currently expected to occur by December 31, 2028. However, Alabama Power, in conjunction with Georgia Power, is evaluating extending the operation of Plant Gaston Units 1 through 4 beyond the indicated retirement date. See Note 2 under "Georgia Power – Integrated Resource Plans" for additional information. Alabama Power and Georgia Power account for SEGCO using the equity method; Southern Company consolidates SEGCO. The capacity of these units is sold equally to Alabama Power and Georgia Power. Alabama Power and Georgia Power make payments sufficient to provide for the operating expenses, taxes, interest expense, and a ROE. The share of purchased power included in purchased power, affiliates in the statements of income totaled $112 million in 2023, $124 million in 2022, and $75 million in 2021 for Alabama Power and $115 million in 2023, $127 million in 2022, and $77 million in 2021 for Georgia Power.
SEGCO paid dividends of $25 million in 2023, $14 million in 2022, and $14 million in 2021, one half of which were paid to each of Alabama Power and Georgia Power. In addition, Alabama Power and Georgia Power each recognize 50% of SEGCO's net income.
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
SP Solar and SP Wind
SP Solar is owned by Southern Power and a limited partner. A wholly-owned subsidiary of Southern Power is the general partner and holds a 1% ownership interest, and another wholly-owned subsidiary of Southern Power owns a 66% ownership interest. The limited partner holds the remaining 33% noncontrolling interest. SP Solar qualifies as a VIE since the arrangement is structured as a limited partnership and the 33% limited partner does not have substantive kick-out rights against the general partner.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

At December 31, 2023 and 2022, SP Solar had total assets of $5.6 billion and $5.9 billion, respectively, total liabilities of $0.4 billion, and noncontrolling interests of $1.0 billion and $1.1 billion, respectively. Cash distributions from SP Solar are allocated 67% to Southern Power and 33% to the limited partner in accordance with their partnership interest percentage. Under the terms of the limited partnership agreement, distributions without limited partner consent are limited to available cash and SP Solar is obligated to distribute all such available cash to its partners each quarter. Available cash includes all cash generated in the quarter subject to the maintenance of appropriate operating reserves.
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
At December 31, 2023 and 2022, SP Wind had total assets of $2.1 billion and $2.2 billion, respectively, total liabilities of $187 million and $169 million, respectively, and noncontrolling interests of $38 million and $39 million, respectively. Under the terms of the limited liability agreement, distributions without Class A member consent are limited to available cash and SP Wind is obligated to distribute all such available cash to its members each quarter. Available cash includes all cash generated in the quarter subject to the maintenance of appropriate operating reserves. Cash distributions from SP Wind are generally allocated 60% to Southern Power and 40% to the three financial investors in accordance with the limited liability agreement.
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
At December 31, 2023 and 2022, the other VIEs had total assets of $1.7 billion and $1.8 billion, respectively, total liabilities of $0.2 billion, and noncontrolling interests of $0.8 billion. Under the terms of the partnership agreements, distributions of all available cash are required each month or quarter and additional distributions require partner consent.
Equity Method Investments
During 2023 and 2022, Southern Power sold its remaining equity method investments in wind projects and received proceeds totaling $50 million and $38 million, respectively. Earnings (loss) from these investments, including the gains associated with the sales, were immaterial for all periods presented.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

Southern Company Gas
Equity Method Investments
The carrying amounts of Southern Company Gas' equity method investments at December 31, 2023 and 2022 and related earnings (loss) from those investments for the years ended December 31, 2023, 2022, and 2021 were as follows:

Investment Balance	December 31, 2023	December 31, 2022
	(in millions)
SNG	$1,202	$1,243
Other	33	33
Total	$1,235	$1,276

Earnings (Loss) from Equity Method Investments	2023	2022	2021
	(in millions)
SNG	$139	$146	$127
PennEast Pipeline(*)	—	—	(81)
Other	1	2	4
Total	$140	$148	$50
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

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

8. FINANCING
Long-term Debt
Details of long-term debt at December 31, 2023 and 2022 are provided in the following table:

	At December 31, 2023		Balance Outstanding at December 31,
	Maturity	Weighted Average Interest Rate	2023	2022
			(in millions)
Southern Company
Senior notes(a)	2024-2073	4.16%	$40,235	$35,683
Junior subordinated notes	2024-2081	4.33%	8,333	8,836
FFB loans(b)	2024-2044	2.88%	4,788	4,874
Revenue bonds(c)	2024-2063	3.77%	3,400	2,844
First mortgage bonds(d)	2025-2063	3.64%	2,500	2,275
Medium-term notes	2026-2027	7.03%	84	84
Other long-term debt	2024-2045	5.44%	234	167
Finance lease obligations(e)			298	314
Unamortized fair value adjustment			302	330
Unamortized debt premium (discount), net			(198)	(193)
Unamortized debt issuance expenses			(290)	(273)
Total long-term debt			59,686	54,941
Less: Amount due within one year			2,476	4,285
Total long-term debt excluding amount due within one year			$57,210	$50,656
Alabama Power
Senior notes	2025-2073	3.95%	$9,875	$9,675
Revenue bonds(c)	2024-2063	3.94%	1,321	995
Other long-term debt	2026-2030	7.04%	75	45
Finance lease obligations(e)			5	5
Unamortized debt premium (discount), net			(20)	(18)
Unamortized debt issuance expenses			(73)	(72)
Total long-term debt			11,183	10,630
Less: Amount due within one year			223	301
Total long-term debt excluding amount due within one year			$10,960	$10,329
Georgia Power
Senior notes	2024-2052	4.34%	$9,575	$7,925
Junior subordinated notes	2077	5.00%	270	270
FFB loans(b)	2024-2044	2.88%	4,788	4,874
Revenue bonds(c)	2025-2062	3.64%	1,968	1,738
Finance lease obligations(e)			240	238
Unamortized debt premium (discount), net			(19)	(18)
Unamortized debt issuance expenses			(122)	(117)
Total long-term debt			16,700	14,910
Less: Amount due within one year			502	901
Total long-term debt excluding amount due within one year			$16,198	$14,009

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

	At December 31, 2023		Balance Outstanding at December 31,
	Maturity	Weighted Average Interest Rate	2023	2022
			(in millions)
Mississippi Power
Senior notes	2024-2051	4.27%	$1,525	$1,425
Revenue bonds(c)	2025-2052	4.08%	111	111
Finance lease obligations(e)			16	17
Unamortized debt premium (discount), net			1	2
Unamortized debt issuance expenses			(9)	(10)
Total long-term debt			1,644	1,545
Less: Amount due within one year			201	1
Total long-term debt excluding amount due within one year			$1,443	$1,544
Southern Power
Senior notes(a)	2025-2046	4.05%	$2,728	$2,998
Unamortized debt premium (discount), net			(4)	(5)
Unamortized debt issuance expenses			(13)	(14)
Total long-term debt			2,711	2,979
Less: Amount due within one year			—	290
Total long-term debt excluding amount due within one year			$2,711	$2,689
Southern Company Gas
Senior notes	2025-2051	4.36%	$4,930	$4,769
First mortgage bonds(d)	2025-2063	3.64%	2,500	2,275
Medium-term notes	2026-2027	7.03%	84	84
Other long-term debt	2024-2045	3.81%	59	22
Unamortized fair value adjustment			302	330
Unamortized debt premium (discount), net			(8)	(8)
Unamortized debt issuance expenses			(34)	(30)
Total long-term debt			7,833	7,442
Less: Amount due within one year			—	400
Total long-term debt excluding amount due within one year			$7,833	$7,042
(a)Includes a fair value gain (loss) of $(12) million and $(31) million at December 31, 2023 and 2022, respectively, related to Southern Power's foreign currency hedge on its euro-denominated senior notes.
(b)Secured by a first priority lien on (i) Georgia Power's undivided ownership interest in Plant Vogtle Units 3 and 4 (primarily the units, the related real property, and any nuclear fuel loaded in the reactor core) and (ii) Georgia Power's rights and obligations under the principal contracts relating to Plant Vogtle Units 3 and 4. See "DOE Loan Guarantee Borrowings" herein for additional information.
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

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

Maturities of long-term debt for the next five years are as follows:

	Southern Company(a)	Alabama Power(b)	Georgia Power(c)	Mississippi Power	Southern Power(d)	Southern Company Gas
	(in millions)
2024	$2,480	$223	$503	$201	$—	$—
2025	4,124	251	849	12	500	300
2026	3,791	46	448	66	964	530
2027	2,075	551	512	10	—	154
2028	2,612	107	864	357	—	150
(a)See notes (b) and (c) below.
(b)Alabama Power's 2024 maturities include $200 million aggregate principal amount of Series 2023A Floating Rate Senior Notes due May 15, 2073 that are repayable at the option of the holders at certain dates beginning in 2024. As a result, the senior notes are classified as securities due within one year on the balance sheets of Southern Company and Alabama Power at December 31, 2023.
(c)Amounts include principal amortization related to the FFB borrowings; however, the final maturity date is February 20, 2044. See "DOE Loan Guarantee Borrowings" herein for additional information.
(d)Southern Power's 2026 maturities include $564 million of euro-denominated debt at the U.S. dollar denominated hedge settlement amount.
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
In 2021, Georgia Power made the final borrowings under the FFB Credit Facilities and no further borrowings are permitted. During 2023, Georgia Power made principal amortization payments of $86 million under the FFB Credit Facilities. At December 31, 2023 and 2022, Georgia Power had $4.8 billion and $4.9 billion of borrowings outstanding under the FFB Credit Facilities, respectively.
All borrowings under the FFB Credit Facilities are full recourse to Georgia Power, and Georgia Power is obligated to reimburse the DOE for any payments the DOE is required to make to the FFB under its guarantee. Georgia Power's reimbursement obligations to the DOE are full recourse and secured by a first priority lien on (i) Georgia Power's undivided ownership interest in Plant Vogtle Units 3 and 4 (primarily the units, the related real property, and any nuclear fuel loaded in the reactor core) and (ii) Georgia Power's rights and obligations under the principal contracts relating to Plant Vogtle Units 3 and 4. There are no restrictions on Georgia Power's ability to grant liens on other property.
The final maturity date for each advance under the FFB Credit Facilities is February 20, 2044. Interest is payable quarterly and principal payments began in 2020. Each borrowing under the FFB Credit Facilities bears interest at a fixed rate equal to the applicable U.S. Treasury rate at the time of the borrowing plus a spread equal to 0.375%.
Under the Amended and Restated Loan Guarantee Agreement, Georgia Power is subject to customary borrower affirmative and negative covenants and events of default. In addition, Georgia Power is subject to project-related reporting requirements and other project-specific covenants and events of default.
In the event certain mandatory prepayment events occur, Georgia Power will be required to prepay the outstanding principal amount of all borrowings under the FFB Credit Facilities over a period of five years (with level principal amortization). Among other things, these mandatory prepayment events include (i) the termination of the Vogtle Services Agreement or rejection of the Vogtle Services Agreement in any Westinghouse bankruptcy if Georgia Power does not maintain access to intellectual property rights under the related intellectual property licenses; (ii) termination of the Bechtel Agreement by Bechtel or in connection with a cancellation of Plant Vogtle Units 3 and 4, unless the Vogtle Owners enter into a replacement agreement; (iii) cancellation of Plant Vogtle Unit 4 by the Georgia PSC or by Georgia Power; (iv) failure of the holders of 90% of the ownership interests in Plant Vogtle Units 3 and 4 to vote to continue construction following certain schedule extensions; (v) cost disallowances by the Georgia PSC that could have a material adverse effect on completion of Plant Vogtle Unit 4 or Georgia Power's ability to repay the outstanding borrowings under the FFB Credit Facilities; or (vi) loss of or failure to receive necessary regulatory approvals.

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
In connection with any cancellation of Plant Vogtle Unit 4, the DOE may elect to continue construction of Plant Vogtle Unit 4. In such an event, the DOE will have the right to assume Georgia Power's rights and obligations under the principal agreements relating to Plant Vogtle Units 3 and 4 and to acquire all or a portion of Georgia Power's ownership interest in Plant Vogtle Units 3 and 4.
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
As discussed under "Long-term Debt" herein, the Registrants had secured debt outstanding at December 31, 2023 and 2022. Each Registrant's senior notes, junior subordinated notes, revenue bond obligations, bank term loans, credit facility borrowings, and notes payable are effectively subordinated to all secured debt of each respective Registrant.
Equity Units
In May 2022, Southern Company remarketed $862.5 million aggregate principal amount of its Series 2019A Remarketable Junior Subordinated Notes due August 1, 2024 (2019A RSNs) and $862.5 million aggregate principal amount of its Series 2019B Remarketable Junior Subordinated Notes due August 1, 2027 (2019B RSNs), pursuant to the terms of its 2019 Series A Equity Units (Equity Units). In connection with the remarketing, the interest rates on the 2019A RSNs and the 2019B RSNs were reset to 4.475% and 5.113%, respectively, payable on a semi-annual basis. In August 2022, the proceeds were ultimately used to settle the purchase contracts entered into as part of the Equity Units and Southern Company issued approximately 25.2 million shares of common stock and received proceeds of $1.725 billion. At December 31, 2023 and 2022, the 2019A RSNs and the 2019B RSNs are included on Southern Company's consolidated balance sheets in long-term debt or, as applicable, securities due within one year.
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
Bank Credit Arrangements
At December 31, 2023, committed credit arrangements with banks were as follows:

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
(b)Does not include Southern Power Company's $75 million and $100 million continuing letter of credit facilities for standby letters of credit, expiring in 2025 and 2026, respectively, of which $8 million and $7 million, respectively, was unused at December 31, 2023. Southern Power's subsidiaries are not parties to its bank credit arrangements or letter of credit facilities.
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
These bank credit arrangements, as well as the term loan arrangements of the Registrants, Nicor Gas, and SEGCO, contain covenants that limit debt levels and contain cross-acceleration provisions to other indebtedness (including guarantee obligations) that are restricted only to the indebtedness of the individual company. The cross-acceleration provisions to other indebtedness would trigger an event of default if the applicable borrower defaulted on indebtedness, the payment of which was then

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

accelerated. Southern Company's, certain of Mississippi Power's, Southern Company Gas', and Nicor Gas' credit arrangements contain covenants that limit debt levels to 70% of total capitalization, as defined in the agreements, and the other subsidiaries' bank credit arrangements contain covenants that limit debt levels to 65% of total capitalization, as defined in the agreements. For purposes of these definitions, debt excludes junior subordinated notes and, in certain arrangements, other hybrid securities. Additionally, for Southern Company and Southern Power, for purposes of these definitions, debt excludes any project debt incurred by certain subsidiaries of Southern Power to the extent such debt is non-recourse to Southern Power and capitalization excludes the capital stock or other equity attributable to such subsidiaries. At December 31, 2023, the Registrants, Nicor Gas, and SEGCO were in compliance with all such covenants. None of the bank credit arrangements contain material adverse change clauses at the time of borrowings.
A portion of the unused credit with banks is allocated to provide liquidity support to certain revenue bonds of the traditional electric operating companies and the commercial paper programs of the Registrants, Nicor Gas, and SEGCO. At December 31, 2023, outstanding variable rate demand revenue bonds of the traditional electric operating companies with allocated liquidity support totaled approximately $1.7 billion (comprised of approximately $818 million at Alabama Power, $819 million at Georgia Power, and $69 million at Mississippi Power). In addition, at December 31, 2023, Georgia Power had approximately $325 million of fixed rate revenue bonds outstanding that are required to be remarketed within the next 12 months. The variable rate demand revenue bonds and fixed rate revenue bonds required to be remarketed within the next 12 months are classified as long-term debt on the balance sheets as a result of available long-term committed credit.
At both December 31, 2023 and 2022, Southern Power had $106 million of cash collateral posted related to PPA requirements, which is included in other deferred charges and assets on Southern Power's consolidated balance sheets.
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

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

Commercial paper and short-term bank term loans are included in notes payable in the balance sheets. Details of short-term borrowings for the applicable Registrants were as follows:

	Notes Payable at December 31, 2023		Notes Payable at December 31, 2022
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
	(in millions)		(in millions)
Southern Company
Commercial paper	$1,794	5.6%	$809	4.7%
Short-term bank debt	520	6.4%	1,800	5.0%
Total	$2,314	5.7%	$2,609	4.9%

Alabama Power
Commercial paper	$40	5.5%	$—	—%

Georgia Power
Commercial paper	$809	5.6%	$—	—%
Short-term bank debt	520	6.4%	1,600	5.0%
Total	$1,329	5.9%	$1,600	5.0%

Southern Power
Commercial paper	$138	5.5%	$225	4.7%

Southern Company Gas
Commercial paper:
Southern Company Gas Capital	$23	5.5%	$285	4.8%
Nicor Gas	392	5.5%	283	4.6%
Short-term bank debt:
Nicor Gas	—	—%	200	4.9%
Total	$415	5.5%	$768	4.7%
See "Bank Credit Arrangements" herein for information on bank term loan covenants that limit debt levels and cross-acceleration or cross-default provisions.
Outstanding Classes of Capital Stock
Southern Company
Common Stock
Stock Issued
During 2023, Southern Company issued approximately 2.1 million shares of common stock primarily through equity compensation plans and received proceeds of approximately $36 million.
Shares Reserved
At December 31, 2023, a total of 131 million shares were reserved for issuance pursuant to the Southern Investment Plan, employee savings plans, the Equity and Incentive Compensation Plan (which includes stock options and performance share units as discussed in Note 12), an at-the-market program, and the Series 2023A Convertible Senior Notes (as discussed under "Convertible Senior Notes" herein). Of the shares reserved, 26.9 million shares are available for awards under the Equity and Incentive Compensation Plan at December 31, 2023.
Diluted Earnings Per Share
For Southern Company, the only difference in computing basic and diluted earnings per share (EPS) is attributable to awards outstanding under stock-based compensation plans and the Series 2023A Convertible Senior Notes. EPS dilution resulting from

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

stock-based compensation plans is determined using the treasury stock method and EPS dilution resulting from the Series 2023A Convertible Senior Notes is determined using the net share settlement method. See Note 12 and "Convertible Senior Notes" herein for additional information. Shares used to compute diluted EPS were as follows:

	Average Common Stock Shares
	2023	2022	2021
	(in millions)
As reported shares	1,092	1,075	1,061
Effect of stock-based compensation	6	6	7
Diluted shares	1,098	1,081	1,068
For 2023, there were no anti-dilutive shares. For 2022 and 2021, an immaterial number of stock-based compensation awards was excluded from the diluted EPS calculation because the awards were anti-dilutive.
For all periods presented, there was no dilution resulting from the Series 2023A Convertible Senior Notes.
Preferred Stock of Subsidiaries
As discussed further under "Alabama Power" herein, during 2022, Alabama Power redeemed all of its preferred stock and Class A preferred stock.
Alabama Power
Alabama Power has preferred stock, Class A preferred stock, preference stock, and common stock authorized, but only common stock outstanding at December 31, 2023.
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
Dividend Restrictions
The income of Southern Company is derived primarily from equity in earnings of its subsidiaries. At December 31, 2023, consolidated retained earnings included $5.5 billion of undistributed retained earnings of the subsidiaries.
The traditional electric operating companies and Southern Power can only pay dividends to Southern Company out of retained earnings or paid-in-capital.
See Note 7 under "Southern Power" for information regarding the distribution requirements for certain Southern Power subsidiaries.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

By regulation, Nicor Gas is restricted, up to its retained earnings balance, in the amount it can dividend or loan to affiliates and is not permitted to make money pool loans to affiliates. At December 31, 2023, the amount of Southern Company Gas' subsidiary retained earnings available for dividend payment totaled $1.7 billion.
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
As lessee, the Registrants lease certain electric generating units (including renewable energy facilities), real estate/land, communication towers, railcars, and other equipment and vehicles. The major categories of lease obligations are as follows:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
At December 31, 2023
Electric generating units(*)	$670	$58	$1,028	$—	$—	$—
Real estate/land	871	4	54	2	546	28
Communication towers	123	1	4	—	—	23
Railcars	64	32	27	5	—	—
Other	60	3	2	18	—	—
Total	$1,788	$98	$1,115	$25	$546	$51

At December 31, 2022
Electric generating units(*)	$760	$59	$1,163	$—	$—	$—
Real estate/land	885	4	54	2	542	36
Communication towers	141	2	4	—	—	23
Railcars	34	12	18	3	—	—
Other	79	4	1	21	—	1
Total	$1,899	$81	$1,240	$26	$542	$60
(*)Amounts related to affiliate leases are eliminated in consolidation for Southern Company. See "Contracts that Contain a Lease" herein for additional information.
Real estate/land leases primarily consist of commercial real estate leases at Southern Company, Georgia Power, and Southern Company Gas and various land leases primarily associated with renewable energy facilities at Southern Power. The commercial real estate leases have remaining terms of up to 27 years while the land leases have remaining terms of up to 44 years, including renewal periods.
Communication towers are leased for the installation of equipment to provide cellular phone service to customers and to support the automated meter infrastructure programs at the traditional electric operating companies and Nicor Gas. Communication tower leases have remaining terms of up to 17 years.
Renewal options exist in many of the leases. The expected term used in calculating the lease obligation generally reflects only the noncancelable period of the lease unless it is considered reasonably certain that the lease will be extended. Land leases associated with renewable energy facilities at Southern Power and communication tower leases for automated meter infrastructure at Nicor Gas include renewal periods reasonably certain of exercise resulting in an expected lease term at least equal to the expected life of the renewable energy facilities and the automated meter infrastructure, respectively.
Contracts that Contain a Lease
While not specifically structured as a lease, some of the PPAs at Alabama Power and Georgia Power are deemed to represent a lease of the underlying electric generating units when the terms of the PPA convey the right to control the use of the underlying assets. Amounts recorded for leases of electric generating units are generally based on the amount of scheduled capacity payments due over the remaining term of the PPA, which varies between one and 16 years. Georgia Power has several PPAs with Southern Power that Georgia Power accounts for as leases with a lease obligation of $416 million and $461 million at December 31, 2023 and 2022, respectively. The amount paid for energy under these affiliate PPAs reflects a price that would be paid in an arm's-length transaction as reviewed and approved by the Georgia PSC. Amounts related to the affiliate PPAs are eliminated in consolidation for Southern Company.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

Short-term Leases
Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Registrants generally recognize lease expense for these leases on a straight-line basis over the lease term.
Residual Value Guarantees
Residual value guarantees exist primarily in railcar leases at Alabama Power and Georgia Power and the amounts probable of being paid under those guarantees are included in the lease payments. All such amounts are immaterial at December 31, 2023 and 2022.
Lease and Nonlease Components
For all asset categories, with the exception of electric generating units, gas pipelines, and real estate leases, the Registrants combine lease payments and any nonlease components, such as asset maintenance, for purposes of calculating the lease obligation and the right-of-use asset.
Balance sheet amounts recorded for operating and finance leases are as follows:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
At December 31, 2023
Operating Leases
Operating lease ROU assets, net	$1,432	$87	$884	$9	$488	$47

Operating lease obligations - current	$183	$12	$135	$3	$29	$11
Operating lease obligations - non-current	1,307	81	740	6	517	40
Total operating lease obligations(*)	$1,490	$93	$875	$9	$546	$51

Finance Leases
Finance lease ROU assets, net	$272	$5	$203	$15	$—	$—

Finance lease obligations - current	$11	$2	$18	$1	$—	$—
Finance lease obligations - non-current	287	3	222	15	—	—
Total finance lease obligations	$298	$5	$240	$16	$—	$—

At December 31, 2022
Operating Leases
Operating lease ROU assets, net	$1,531	$71	$1,007	$9	$489	$57

Operating lease obligations - current	$197	$9	$151	$4	$28	$9
Operating lease obligations - non-current	1,388	67	851	5	514	51
Total operating lease obligations(*)	$1,585	$76	$1,002	$9	$542	$60

Finance Leases
Finance lease ROU assets, net	$292	$5	$205	$16	$—	$—

Finance lease obligations - current	$18	$2	$16	$1	$—	$—
Finance lease obligations - non-current	296	3	222	16	—	—
Total finance lease obligations	$314	$5	$238	$17	$—	$—
(*)Includes operating lease obligations related to PPAs at Southern Company, Alabama Power, and Georgia Power totaling $566 million, $58 million, and $813 million, respectively, at December 31, 2023 and $652 million, $59 million, and $952 million, respectively, at December 31, 2022.
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

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

Lease costs for 2023, 2022, and 2021, which includes both amounts recognized as operations and maintenance expense and amounts capitalized as part of the cost of another asset, are as follows:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
2023
Lease cost
Operating lease cost(*)	$252	$16	$192	$5	$34	$12
Finance lease cost:
Amortization of ROU assets	24	2	19	1	—	—
Interest on lease obligations	14	—	17	—	—	—
Total finance lease cost	38	2	36	1	—	—
Short-term lease costs	40	16	16	—	—	—
Variable lease cost	47	—	74	—	4	—
Sublease income	—	—	—	—	—	—
Total lease cost	$377	$34	$318	$6	$38	$12

2022
Lease cost
Operating lease cost(*)	$297	$59	$198	$5	$32	$15
Finance lease cost:
Amortization of ROU assets	23	1	15	1	—	—
Interest on lease obligations	13	—	17	1	—	—
Total finance lease cost	36	1	32	2	—	—
Short-term lease costs	64	44	13	—	—	—
Variable lease cost	125	13	105	—	5	—
Sublease income	(1)	—	—	—	—	—
Total lease cost	$521	$117	$348	$7	$37	$15

2021
Lease cost
Operating lease cost(*)	$313	$58	$208	$2	$33	$19
Finance lease cost:
Amortization of ROU assets	21	1	11	1	—	—
Interest on lease obligations	11	—	16	1	—	—
Total finance lease cost	32	1	27	2	—	—
Short-term lease costs	48	15	24	—	—	—
Variable lease cost	96	4	83	—	5	—
Sublease income	1	—	—	—	—	—
Total lease cost	$490	$78	$342	$4	$38	$19
(*)Includes operating lease costs related to PPAs at Southern Company, Alabama Power, and Georgia Power totaling $112 million, $4 million, and $174 million, respectively, in 2023, $162 million, $48 million, and $180 million, respectively, in 2022, and $165 million, $47 million, and $184 million, respectively, in 2021.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

Georgia Power has variable lease payments that are based on the amount of energy produced by certain renewable generating facilities subject to PPAs, including $42 million, $45 million, and $41 million in 2023, 2022, and 2021, respectively, from finance leases which are included in purchased power on Georgia Power's statements of income, of which $21 million, $21 million, and $20 million was included in purchased power, affiliates in 2023, 2022, and 2021, respectively.
Other information with respect to cash and noncash activities related to leases, as well as weighted-average lease terms and discount rates, is as follows:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
2023
Other information
Cash paid for amounts included in the measurements of lease obligations:
Operating cash flows from operating leases	$253	$17	$199	$5	$33	$12
Operating cash flows from finance leases	15	—	22	—	—	—
Financing cash flows from finance leases	18	2	16	1	—	—
ROU assets obtained under operating leases	100	30	26	1	7	7
ROU assets obtained under finance leases	3	3	18	—	—	—

2022
Other information
Cash paid for amounts included in the measurements of lease obligations:
Operating cash flows from operating leases	$303	$58	$206	$5	$30	$14
Operating cash flows from finance leases	11	—	20	1	—	—
Financing cash flows from finance leases	16	1	10	1	—	—
ROU assets obtained under operating leases	56	10	17	9	—	3
Reassessment of ROU assets under operating leases	16	—	—	—	16	—
ROU assets obtained under finance leases	118	2	116	—	—	—

2021
Other information
Cash paid for amounts included in the measurements of lease obligations:
Operating cash flows from operating leases	$308	$58	$211	$2	$28	$19
Operating cash flows from finance leases	9	—	17	1	—	—
Financing cash flows from finance leases	17	1	9	1	—	—
ROU assets obtained under operating leases	64	3	9	—	72	7
ROU assets obtained under finance leases	3	—	—	—	—	—

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
At December 31, 2023
Weighted-average remaining lease term in years:
Operating leases	17.2	11.1	7.5	4.6	33.1	7.0
Finance leases	16.7	4.3	10.6	11.9	N/A	N/A
Weighted-average discount rate:
Operating leases	4.68%	5.02%	4.58%	3.67%	4.89%	3.80%
Finance leases	4.85%	3.93%	5.95%	2.74%	N/A	N/A

At December 31, 2022
Weighted-average remaining lease term in years:
Operating leases	17.3	13.0	8.1	4.7	34.0	11.0
Finance leases	17.4	6.4	11.8	12.9	N/A	N/A
Weighted-average discount rate:
Operating leases	4.51%	4.87%	4.52%	3.49%	4.86%	3.79%
Finance leases	4.87%	3.00%	8.06%	2.74%	N/A	N/A
Maturities of lease liabilities are as follows:

	At December 31, 2023
	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Maturity Analysis
Operating leases:
2024	$230	$16	$172	$4	$36	$12
2025	203	14	147	3	29	12
2026	180	12	142	2	29	9
2027	159	10	141	—	29	4
2028	143	7	135	—	30	3
Thereafter	1,378	64	303	1	1,000	18
Total	2,293	123	1,040	10	1,153	58
Less: Present value discount	803	30	165	1	607	7
Operating lease obligations	$1,490	$93	$875	$9	$546	$51
Finance leases:
2024	$22	$2	$27	$2	$—	$—
2025	27	1	36	2	—	—
2026	27	1	36	2	—	—
2027	27	1	36	2	—	—
2028	26	1	37	1	—	—
Thereafter	320	—	153	10	—	—
Total	449	6	325	19	—	—
Less: Present value discount	151	1	85	3	—	—
Finance lease obligations	$298	$5	$240	$16	$—	$—

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

Payments made under PPAs at Georgia Power for energy generated from certain renewable energy facilities accounted for as operating and finance leases are considered variable lease costs and are therefore not reflected in the above maturity analysis.
Lessor
The Registrants are each considered lessors in various arrangements that have been determined to contain a lease due to the customer's ability to control the use of the underlying asset owned by the applicable Registrant. For the traditional electric operating companies, these arrangements consist of outdoor lighting contracts accounted for as operating leases with initial terms of up to 10 years, after which the contracts renew on a month-to-month basis at the customer's option. For Mississippi Power, these arrangements also include a tolling arrangement related to an electric generating unit accounted for as a sales-type lease with a remaining term of 15 years. For Southern Power, these arrangements consist of PPAs related to electric generating units accounted for as operating leases with remaining terms of up to 23 years and PPAs related to battery energy storage facilities accounted for as sales-type leases with remaining terms of up to 18 years. Southern Company Gas is the lessor in operating leases related to gas pipelines with remaining terms of up to 19 years. For Southern Company, these arrangements also include PPAs related to fuel cells accounted for as operating leases with remaining terms of up to 10 years.
Lease income for 2023, 2022, and 2021, is as follows:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
2023
Lease income - interest income on sales-type leases	$24	$—	$—	$14	$10	$—
Lease income - operating leases	164	35	29	2	85	37
Variable lease income	406	1	—	—	437	—
Total lease income	$594	$36	$29	$16	$532	$37

2022
Lease income - interest income on sales-type leases	$25	$—	$—	$15	$10	$—
Lease income - operating leases	208	77	32	2	85	36
Variable lease income	417	1	—	—	448	—
Total lease income	$650	$78	$32	$17	$543	$36

2021
Lease income - interest income on sales-type leases	$15	$—	$—	$14	$1	$—
Lease income - operating leases	223	82	42	2	85	35
Variable lease income	429	—	—	—	456	—
Total lease income	$667	$82	$42	$16	$542	$35
Lease payments received under tolling arrangements and PPAs consist of either scheduled payments or variable payments based on the amount of energy produced by the underlying electric generating units. Lease income related to PPAs for Alabama Power and Southern Power is included in wholesale revenues. Scheduled payments to be received under outdoor lighting contracts, tolling arrangements, and PPAs accounted for as leases are presented in the following maturity analyses.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

Mississippi Power has a tolling arrangement accounted for as a sales-type lease. During 2021, Mississippi Power completed construction of additional leased assets under the lease and, upon completion, the book value of $39 million was transferred from CWIP to lease receivables. The transfer represented a non-cash investing transaction for purposes of the statements of cash flows.
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
The undiscounted cash flows expected to be received for in-service leased assets under the leases are as follows:

	At December 31, 2023
	Southern Company	Mississippi Power	Southern Power
	(in millions)
2024	$38	$23	$15
2025	37	22	15
2026	36	21	15
2027	35	20	15
2028	34	19	15
Thereafter	330	145	185
Total undiscounted cash flows	$510	$250	$260
Net investment in sales-type lease(*)	311	148	163
Difference between undiscounted cash flows and discounted cash flows	$199	$102	$97
(*)For Mississippi Power, included in other current assets and other property and investments on the balance sheets. For Southern Power, included in other current assets ($15 million and $15 million at December 31, 2023 and 2022, respectively) and net investment in sales-type leases ($148 million and $154 million at December 31, 2023 and 2022, respectively) on the balance sheet.
The undiscounted cash flows to be received under operating leases and contracts accounted for as operating leases are as follows:

	At December 31, 2023
	Southern Company	Alabama Power	Southern Power	Southern Company Gas
	(in millions)
2024	$116	$7	$90	$35
2025	107	5	75	29
2026	108	5	73	29
2027	105	4	75	28
2028	104	3	76	28
Thereafter	706	26	91	354
Total	$1,246	$50	$480	$503
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
Southern Company Leveraged Lease
At December 31, 2020, a subsidiary of Southern Holdings had four leveraged lease agreements related to energy generation, distribution, and transportation assets, including two domestic and two international projects. During 2021, one of the domestic

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

projects was sold and the agreements for both international projects were terminated. At December 31, 2023, the one remaining leveraged lease agreement, which relates to energy generation, had an expected remaining term of eight years. Southern Company continues to receive federal income tax deductions for depreciation and amortization, as well as interest on long-term debt related to this investment. Southern Company wrote off the related investment balance in 2020 following an evaluation of the recoverability of the lease receivable and the expected residual value of the generation assets at the end of the lease.
The following table provides a summary of the components of income related to leveraged lease investments. Income was impacted in 2021 by the impairment charges discussed below and in Note 15 under "Southern Company." Income in 2021 does not include the impacts of the sale and terminations of leveraged lease projects discussed in Note 15 under "Southern Company."

2021
(in millions)
Pretax leveraged lease income	$17
Income tax expense	(5)
Net leveraged lease income	$12
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
Current and Deferred Income Taxes
Details of income tax provisions are as follows:

	2023
	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Federal —
Current	$54	$242	$205	$49	$(320)	$62
Deferred	299	(257)	195	(26)	334	68
Total federal	353	(15)	400	23	14	130
State —
Current	41	82	37	1	(1)	24
Deferred	102	14	11	12	(1)	57
Total state	143	96	48	13	(2)	81
Total	$496	$81	$448	$36	$12	$211

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

	2022
	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Federal —
Current	$10	$54	$38	$42	$(43)	$122
Deferred	455	259	152	(16)	56	(3)
Total federal	465	313	190	26	13	119
State —
Current	27	14	(21)	—	2	42
Deferred	303	96	201	11	5	19
Total state	330	110	180	11	7	61
Total	$795	$423	$370	$37	$20	$180

	2021
	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Federal —
Current	$50	$104	$311	$25	$(340)	$85
Deferred	36	172	(449)	(15)	343	35
Total federal	86	276	(138)	10	3	120
State —
Current	(25)	23	71	—	(16)	(68)
Deferred	206	73	(101)	11	—	223
Total state	181	96	(30)	11	(16)	155
Total	$267	$372	$(168)	$21	$(13)	$275
Southern Company's and Southern Power's ITCs and PTCs generated in the current tax year and carried forward from prior tax years that cannot be utilized in the current tax year are reclassified from current to deferred taxes in federal income tax expense in the tables above. Southern Power's ITCs and PTCs reclassified in this manner include $5 million for 2023, $17 million for 2022, and $6 million for 2021. Southern Power received $332 million, $49 million, and $289 million of cash related to federal ITCs under renewable energy initiatives in 2023, 2022, and 2021, respectively. See "Deferred Tax Assets and Liabilities" herein for additional information.
In accordance with regulatory requirements, deferred federal ITCs for the traditional electric operating companies are amortized over the average life of the related property, with such amortization normally applied as a credit to reduce depreciation and amortization in the statements of income. Southern Power's and the natural gas distribution utilities' deferred federal ITCs, as well as certain state ITCs for Nicor Gas, are amortized to income tax expense over the life of the respective asset. ITCs amortized in 2023, 2022, and 2021 were immaterial for the traditional electric operating companies and Southern Company Gas and were as follows for Southern Company and Southern Power:

	Southern Company	Southern Power
	(in millions)
2023	$84	$58
2022	83	58
2021	84	58
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

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

State ITCs and other state credits, which are recognized in the period in which the credits are generated, reduced Georgia Power's income tax expense by $49 million in 2023, $53 million in 2022, and $66 million in 2021.
Southern Power's federal and state PTCs, which are recognized in the period in which the credits are generated, reduced Southern Power's income tax expense by $26 million in 2023, $27 million in 2022, and $16 million in 2021.
During the fourth quarter 2023, Southern Power executed an agreement to transfer certain PTCs generated in 2023 and received cash of $12 million. The discount recognized was booked through income tax expense and was immaterial.
Pursuant to the Global Amendments to the Vogtle Joint Ownership Agreements (as defined in Note 2 under "Georgia Power – Nuclear Construction – Joint Owner Contracts"), Georgia Power paid $39 million to the other Vogtle Owners for advanced nuclear PTCs for Plant Vogtle Unit 3. The gain recognized in 2023 was booked through income tax benefit and was immaterial.
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
A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

	2023
	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
Federal statutory rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
State income tax, net of federal deduction	2.6	5.2	1.5	4.9	(0.7)	7.8
Employee stock plans' dividend deduction	(0.5)	—	—	—	—	—
Non-deductible book depreciation	0.7	0.7	0.8	0.4	—	—
Flowback of excess deferred income taxes	(9.2)	(19.8)	(2.6)	(10.2)	—	(2.6)
AFUDC-Equity	(1.1)	(1.2)	(1.2)	—	—	—
Federal PTCs	(1.2)	—	(1.4)	—	(7.4)	—
ITC amortization	(1.3)	(0.1)	(0.1)	—	(19.0)	—
Noncontrolling interests	0.6	—	—	—	11.1	—
Other	(0.2)	(0.2)	(0.3)	0.1	0.1	(0.6)
Effective income tax (benefit) rate	11.4%	5.6%	17.7%	16.2%	5.1%	25.6%

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

	2022
	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
Federal statutory rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
State income tax, net of federal deduction	6.2	4.8	6.5	4.4	1.9	6.4
Employee stock plans' dividend deduction	(0.5)	—	—	—	—	—
Non-deductible book depreciation	0.6	0.5	0.6	0.3	—	—
Flowback of excess deferred income taxes	(6.6)	(1.9)	(9.6)	(7.8)	—	(2.5)
AFUDC-Equity	(1.1)	(0.8)	(1.5)	—	—	—
Federal PTCs	—	—	—	—	(6.6)	—
ITC amortization	(1.3)	(0.1)	(0.1)	—	(17.2)	(0.1)
Noncontrolling interests	0.5	—	—	—	8.4	—
Other	—	0.3	—	0.3	(0.1)	(0.9)
Effective income tax (benefit) rate	18.8%	23.8%	16.9%	18.2%	7.4%	23.9%

	2021
	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
Federal statutory rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
State income tax, net of federal deduction	5.5	4.6	(5.7)	4.9	(8.0)	15.1
Employee stock plans' dividend deduction	(0.9)	—	—	—	—	—
Non-deductible book depreciation	0.9	0.5	3.1	0.4	—	—
Flowback of excess deferred income taxes	(11.7)	(2.6)	(49.9)	(15.2)	—	(2.8)
AFUDC-Equity	(1.5)	(0.7)	(6.4)	—	—	—
Federal PTCs	—	—	—	—	(4.6)	—
ITC amortization	(2.2)	(0.1)	(0.4)	—	(29.7)	(0.1)
Noncontrolling interests	0.8	—	—	—	13.4	—
Leveraged lease impairments and dispositions	(1.4)	—	—	—	—	—
Other	(0.1)	0.2	(1.9)	0.6	(0.4)	0.6
Effective income tax (benefit) rate	10.4%	22.9%	(40.2)%	11.7%	(8.3)%	33.8%

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

Deferred Tax Assets and Liabilities
The tax effects of temporary differences between the carrying amounts of assets and liabilities in the financial statements of the Registrants and their respective tax bases, which give rise to deferred tax assets and liabilities, are as follows:

	December 31, 2023
	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Deferred tax liabilities —
Accelerated depreciation	$9,683	$2,566	$3,628	$339	$1,346	$1,576
Property basis differences	2,647	1,444	812	188	—	189
Employee benefit obligations	979	321	446	49	12	74
AROs	833	476	314	—	—	—
Under recovered fuel and natural gas costs	601	80	508	13	—	—
Regulatory assets –
AROs	1,902	667	1,196	39	—	—
Employee benefit obligations	797	213	260	37	—	11
Remaining book value of retired assets	369	143	221	5	—	—
Premium on reacquired debt	63	9	53	1	—	—
Other	700	182	223	43	2	191
Total deferred income tax liabilities	18,574	6,101	7,661	714	1,360	2,041
Deferred tax assets —
AROs	2,735	1,143	1,510	39	—	—
ITC and PTC carryforwards	1,387	12	691	—	481	—
Employee benefit obligations	985	224	316	52	10	89
Estimated loss on plants under construction	857	—	857	—	—	—
Estimated loss on regulatory disallowance	26	—	—	—	—	26
Other state deferred tax attributes	363	—	13	231	49	8
Federal effect of net state deferred tax liabilities	418	215	92	—	27	101
Other property basis differences	197	—	83	—	97	—
State effect of federal deferred taxes	115	115	—	—	—	—
Other partnership basis differences	85	—	—	—	85	—
Regulatory liability associated with the Tax Reform Legislation (not subject to normalization)	34	30	—	3	—	—
Long-term debt fair value adjustment	79	—	—	—	—	79
Other comprehensive losses	67	4	4	—	6	—
Other	538	188	152	57	18	74
Total deferred income tax assets	7,886	1,931	3,718	382	773	377
Valuation allowance	(206)	—	(75)	(41)	(27)	(7)
Net deferred income tax assets	7,680	1,931	3,643	341	746	370
Net deferred income taxes (assets)/liabilities	$10,894	$4,170	$4,018	$373	$614	$1,671

Recognized in the balance sheets:
Accumulated deferred income taxes – assets	$(96)	$—	$—	$(96)	$—	$—
Accumulated deferred income taxes – liabilities	$10,990	$4,170	$4,018	$469	$614	$1,671

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

	December 31, 2022
	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Deferred tax liabilities —
Accelerated depreciation	$9,443	$2,564	$3,447	$338	$1,351	$1,505
Property basis differences	2,350	1,303	693	179	—	150
Employee benefit obligations	888	284	412	43	11	68
AROs	876	499	324	—	—	—
Under recovered fuel and natural gas costs	805	185	548	40	—	32
Regulatory assets –
AROs	2,006	679	1,285	42	—	—
Employee benefit obligations	677	180	226	30	—	15
Remaining book value of retired assets	400	142	253	5	—	—
Premium on reacquired debt	66	9	57	—	—	—
Other	555	179	181	40	14	82
Total deferred income tax liabilities	18,066	6,024	7,426	717	1,376	1,852
Deferred tax assets —
AROs	2,882	1,178	1,609	42	—	—
ITC and PTC carryforwards	1,685	12	673	—	794	—
Employee benefit obligations	890	198	304	47	9	89
Estimated loss on plants under construction	888	—	888	—	—	—
Other state deferred tax attributes	388	—	12	239	51	7
Federal effect of net state deferred tax liabilities	365	175	88	—	28	92
Other property basis differences	207	—	79	—	109	—
State effect of federal deferred taxes	136	136	—	—	—	—
Other partnership basis differences	111	—	—	—	111	—
Regulatory liability associated with the Tax Reform Legislation (not subject to normalization)	137	127	—	9	—	—
Long-term debt fair value adjustment	85	—	—	—	—	85
Other comprehensive losses	72	4	5	—	5	—
Other	552	213	186	62	17	28
Total deferred income tax assets	8,398	2,043	3,844	399	1,124	301
Valuation allowance	(257)	—	(125)	(41)	(27)	(9)
Net deferred income tax assets	8,141	2,043	3,719	358	1,097	292
Net deferred income taxes (assets)/liabilities	$9,925	$3,981	$3,707	$359	$279	$1,560

Recognized in the balance sheets:
Accumulated deferred income taxes – assets	$(111)	$—	$—	$(107)	$—	$—
Accumulated deferred income taxes – liabilities	$10,036	$3,981	$3,707	$466	$279	$1,560
The traditional electric operating companies and the natural gas distribution utilities have tax-related regulatory assets (deferred income tax charges) and regulatory liabilities (deferred income tax credits). The regulatory assets are primarily attributable to tax benefits flowed through to customers in prior years, deferred taxes previously recognized at rates lower than the current enacted tax law, and taxes applicable to capitalized interest. The regulatory liabilities are primarily attributable to deferred taxes previously recognized at rates higher than the current enacted tax law and to unamortized ITCs. See Note 2 for each Registrant's related balances at December 31, 2023 and 2022.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

Tax Credit Carryforwards
Federal ITC/PTC carryforwards at December 31, 2023 were as follows:

	Southern Company	Alabama Power	Georgia Power	Southern Power
	(in millions)
Federal ITC/PTC carryforwards	$829	$12	$131	$481
Tax year in which federal ITC/PTC carryforwards begin expiring	2031	2032	2031	2035
Year by which federal ITC/PTC carryforwards are expected to be utilized	2029	2028	2028	2029
The estimated tax credit utilization reflects the various transactions described in Note 15 and could be impacted by numerous factors, including the acquisition of additional renewable projects, changes in taxable income projections, transfer of eligible credits, potential income tax rate changes, and the ultimate implementation of the natural gas safe harbor method for repairs. In the third quarter 2023, Georgia Power started generating advanced nuclear PTCs for Plant Vogtle Unit 3 beginning on the in-service date of July 31, 2023. In addition, pursuant to the Global Amendments to the Vogtle Joint Ownership Agreements (as defined in Note 2 under "Georgia Power – Nuclear Construction – Joint Owner Contracts"), Georgia Power is purchasing advanced nuclear PTCs for Plant Vogtle Unit 3 from the other Vogtle Owners. See Note 2 under "Georgia Power – Nuclear Construction" for additional information on Plant Vogtle Units 3 and 4.
At December 31, 2023, Georgia Power also had approximately $452 million in net state investment and other net state tax credit carryforwards for the State of Georgia that will expire between tax years 2023 and 2032 and are not expected to be fully utilized. Georgia Power has a net state valuation allowance of $60 million associated with these carryforwards.
The ultimate outcome of these matters cannot be determined at this time.
Net Operating Loss Carryforwards
At December 31, 2023, the net state income tax benefit of state and local NOL carryforwards for Southern Company's subsidiaries were as follows:

Company/Jurisdiction	Approximate Net State Income Tax Benefit of NOL Carryforwards	Tax Year NOL Begins Expiring
	(in millions)
Mississippi Power
Mississippi	$183	2032

Southern Power
Oklahoma	26	2035
Florida	10	2034
Other states	2	Various
Southern Power Total	$38

Other(*)
New York	11	2036
New York City	14	2036
Other states	30	Various
Southern Company Total	$276
(*)Represents other non-registrant Southern Company subsidiaries. Alabama Power, Georgia Power, and Southern Company Gas did not have material state or local NOL carryforwards at December 31, 2023.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

State NOLs for Mississippi, Oklahoma, and Florida are not expected to be fully utilized prior to expiration. At December 31, 2023, Mississippi Power had a net state valuation allowance of $32 million for the Mississippi NOL, Southern Power had net state valuation allowances of $11 million for the Oklahoma NOL and $10 million for the Florida NOL, and Southern Company had a net valuation allowance of $25 million for the New York and New York City NOLs.
The ultimate outcome of these matters cannot be determined at this time.
Unrecognized Tax Benefits
Changes in unrecognized tax benefits for the periods presented were as follows:

	Southern Company	Georgia Power	Southern Company Gas
	(in millions)
Unrecognized tax benefits at December 31, 2020	$44	$—	$—
Tax positions changes –
Increase from prior periods	3	—	—
Unrecognized tax benefits at December 31, 2021	47	—	—
Tax positions changes –
Increase from prior periods	33	—	32
Unrecognized tax benefits at December 31, 2022	80	—	32
Tax positions changes –
Increase from prior periods	88	86	2
Statute of limitations expiration	(52)	(9)	—
Unrecognized tax benefits at December 31, 2023	$116	$77	$34
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
The unrecognized tax positions increase from prior periods for 2023 are primarily related to the amendment of certain 2019 through 2021 state tax filing positions related to tax credit utilization, a portion of which decreased in the fourth quarter 2023 due to a statute of limitations expiration. If effective settlement of the positions is favorable, these positions would decrease Southern Company's and Georgia Power's annual effective tax rates. The ultimate outcome of this unrecognized tax benefit, of which a portion is expected to be resolved within the next 12 months, is dependent on acceptance by the state or expiration of related statute of limitations.
The unrecognized tax positions reductions due to statute of limitations expiration for 2023 primarily relates to a 2019 state tax filing position to exclude certain gains from 2019 dispositions from taxation in a certain unitary state. This tax position and related interest was recognized in the fourth quarter 2023 and decreased Southern Company's annual effective tax rate.
All of the Registrants classify interest on tax uncertainties as interest expense. Accrued interest for all tax positions was immaterial for all years presented. None of the Registrants accrued any penalties on uncertain tax positions.
The IRS has finalized its audits of Southern Company's consolidated federal income tax returns through 2022. Southern Company is a participant in the Compliance Assurance Process of the IRS. The IRS has selected six Southern Power partnership returns for exam for the 2020 and 2021 tax years. The ultimate outcome of this matter cannot be determined at this time. The audits for the Registrants' state income tax returns have either been concluded, or the statute of limitations has expired, for years prior to 2015.
11. RETIREMENT BENEFITS
The Southern Company system has a qualified defined benefit, trusteed pension plan covering substantially all employees, with the exception of PowerSecure employees. The qualified pension plan is funded in accordance with requirements of the Employee Retirement Income Security Act of 1974, as amended (ERISA). No contributions to the qualified pension plan were made for the year ended December 31, 2023 and no mandatory contributions to the qualified pension plan are anticipated for the year ending December 31, 2024. The Southern Company system also provides certain non-qualified defined benefits for a select group of management and highly compensated employees, which are funded on a cash basis. In addition, the Southern Company system provides certain medical care and life insurance benefits for retired employees through other postretirement benefit plans. The traditional electric operating companies fund other postretirement trusts to the extent required by their respective regulatory

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

commissions. Southern Company Gas has a separate unfunded supplemental retirement health care plan that provides medical care and life insurance benefits to employees of discontinued businesses. For the year ending December 31, 2024, no contributions to any other postretirement trusts are expected.
Actuarial Assumptions
The weighted average rates assumed in the actuarial calculations used to determine both the net periodic costs for the pension and other postretirement benefit plans for the following year and the benefit obligations as of the measurement date are presented below.

	2023
Assumptions used to determine net periodic costs:	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
Pension plans
Discount rate – benefit obligations	5.25%	5.26%	5.25%	5.25%	5.31%	5.24%
Discount rate – interest costs	5.13	5.14	5.12	5.12	5.19	5.12
Discount rate – service costs	5.36	5.38	5.38	5.37	5.37	5.31
Expected long-term return on plan assets	8.40	8.40	8.40	8.40	8.40	8.40
Annual salary increase	4.80	4.80	4.80	4.80	4.80	4.80
Other postretirement benefit plans
Discount rate – benefit obligations	5.18%	5.20%	5.17%	5.17%	5.24%	5.16%
Discount rate – interest costs	5.08	5.09	5.07	5.08	5.12	5.07
Discount rate – service costs	5.34	5.35	5.34	5.33	5.33	5.33
Expected long-term return on plan assets	7.67	7.95	7.49	7.43	—	6.59
Annual salary increase	4.80	4.80	4.80	4.80	4.80	4.80

	2022
Assumptions used to determine net periodic costs:	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
Pension plans
Discount rate – benefit obligations	3.09%	3.12%	3.07%	3.07%	3.21%	3.04%
Discount rate – interest costs	2.55	2.58	2.51	2.54	2.79	2.53
Discount rate – service costs	3.34	3.36	3.37	3.35	3.36	3.21
Expected long-term return on plan assets	8.25	8.25	8.25	8.25	8.25	8.25
Annual salary increase	4.80	4.80	4.80	4.80	4.80	4.80
Other postretirement benefit plans
Discount rate – benefit obligations	2.90%	2.95%	2.87%	2.88%	3.07%	2.82%
Discount rate – interest costs	2.32	2.38	2.30	2.27	2.55	2.17
Discount rate – service costs	3.26	3.30	3.27	3.26	3.25	3.22
Expected long-term return on plan assets	7.21	7.54	6.88	7.22	—	6.08
Annual salary increase	4.80	4.80	4.80	4.80	4.80	4.80

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

	2021
Assumptions used to determine net periodic costs:	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
Pension plans
Discount rate – benefit obligations	2.81%	2.85%	2.79%	2.80%	2.99%	2.75%
Discount rate – interest costs	2.13	2.17	2.09	2.12	2.46	2.10
Discount rate – service costs	3.18	3.23	3.21	3.20	3.22	2.97
Expected long-term return on plan assets	8.25	8.25	8.25	8.25	8.25	8.25
Annual salary increase	4.80	4.80	4.80	4.80	4.80	4.80
Other postretirement benefit plans
Discount rate – benefit obligations	2.56%	2.63%	2.52%	2.53%	2.78%	2.46%
Discount rate – interest costs	1.84	1.91	1.82	1.78	2.12	1.64
Discount rate – service costs	3.07	3.13	3.08	3.06	3.05	3.01
Expected long-term return on plan assets	7.09	7.18	6.84	6.98	—	6.54
Annual salary increase	4.80	4.80	4.80	4.80	4.80	4.80

	2023
Assumptions used to determine benefit obligations:	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
Pension plans
Discount rate	5.07%	5.08%	5.06%	5.06%	5.14%	5.05%
Annual salary increase	4.60	4.60	4.60	4.60	4.60	4.60
Other postretirement benefit plans
Discount rate	4.99%	5.01%	4.98%	4.98%	5.06%	4.98%
Annual salary increase	4.60	4.60	4.60	4.60	4.60	4.60

	2022
Assumptions used to determine benefit obligations:	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
Pension plans
Discount rate	5.25%	5.26%	5.25%	5.25%	5.31%	5.24%
Annual salary increase	4.80	4.80	4.80	4.80	4.80	4.80
Other postretirement benefit plans
Discount rate	5.18%	5.20%	5.17%	5.17%	5.24%	5.16%
Annual salary increase	4.80	4.80	4.80	4.80	4.80	4.80
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

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

An additional assumption used in measuring the accumulated other postretirement benefit obligations (APBO) was a weighted average medical care cost trend rate. The weighted average medical care cost trend rates used in measuring the APBO for the Registrants at December 31, 2023 were as follows:

	Initial Cost Trend Rate	Ultimate Cost Trend Rate	Year That Ultimate Rate is Reached
Pre-65	7.00%	4.50%	2032
Post-65 medical	5.50	4.50	2032
Post-65 prescription	8.50	4.50	2032
Pension Plans
The total accumulated benefit obligation for the pension plans at December 31, 2023 and 2022 was as follows:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
December 31, 2023	$11,991	$2,746	$3,674	$546	$145	$808
December 31, 2022	11,422	2,601	3,534	520	135	801
An actuarial loss of $0.5 billion and an actuarial gain of $3.9 billion were recorded for the annual remeasurement of the Southern Company system pension plans at December 31, 2023 and 2022, respectively, primarily due to a decrease of 18 basis points and an increase of 216 basis points, respectively, in the overall discount rate used to calculate the benefit obligation as a result of higher market interest rates.
Changes in the projected benefit obligations and the fair value of plan assets during the plan years ended December 31, 2023 and 2022 were as follows:

	2023
	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Change in benefit obligation
Benefit obligation at beginning of year	$12,602	$2,906	$3,851	$569	$163	$868
Service cost	275	64	68	11	6	24
Interest cost	626	145	191	28	8	42
Benefits paid	(744)	(155)	(224)	(32)	(6)	(104)
Actuarial loss	493	116	123	23	6	52
Balance at end of year	13,252	3,076	4,009	599	177	882
Change in plan assets
Fair value of plan assets at beginning of year	14,218	3,427	4,456	649	178	1,002
Actual return on plan assets	1,092	260	331	50	12	79
Employer contributions	52	11	9	2	2	3
Benefits paid	(744)	(154)	(225)	(32)	(7)	(104)
Fair value of plan assets at end of year	14,618	3,544	4,571	669	185	980
Accrued asset	$1,366	$468	$562	$70	$8	$98

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

	2022
	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Change in benefit obligation
Benefit obligation at beginning of year	$16,382	$3,806	$5,012	$743	$222	$1,134
Service cost	412	99	103	17	9	34
Interest cost	408	96	123	18	6	28
Benefits paid	(692)	(144)	(226)	(30)	(5)	(75)
Actuarial gain	(3,908)	(951)	(1,161)	(179)	(69)	(253)
Balance at end of year	12,602	2,906	3,851	569	163	868
Change in plan assets
Fair value of plan assets at beginning of year	17,225	4,141	5,415	786	213	1,241
Actual loss on plan assets	(2,376)	(579)	(753)	(110)	(31)	(167)
Employer contributions	61	9	20	3	1	3
Benefits paid	(692)	(144)	(226)	(30)	(5)	(75)
Fair value of plan assets at end of year	14,218	3,427	4,456	649	178	1,002
Accrued asset	$1,616	$521	$605	$80	$15	$134
The projected benefit obligations for the qualified and non-qualified pension plans at December 31, 2023 are shown in the following table. All pension plan assets are related to the qualified pension plan.

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Projected benefit obligations:
Qualified pension plan	$12,540	$2,959	$3,865	$569	$154	$822
Non-qualified pension plan	713	117	145	29	22	60

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

Amounts recognized in the balance sheets at December 31, 2023 and 2022 related to the Registrants' pension plans consist of the following:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
December 31, 2023:
Prepaid pension costs(a)	$2,079	$585	$706	$99	$31	$158
Other regulatory assets, deferred(b)	2,960	821	1,051	152	—	143
Other current liabilities	(64)	(11)	(13)	(2)	(2)	(3)
Employee benefit obligations(c)	(649)	(106)	(131)	(27)	(21)	(58)
Other regulatory liabilities, deferred	(47)	—	—	—	—	—
AOCI	79	—	—	—	20	(45)

December 31, 2022:
Prepaid pension costs(a)	$2,290	$629	$738	$108	$37	$183
Other regulatory assets, deferred(b)	2,455	679	887	123	—	111
Other current liabilities	(56)	(10)	(12)	(2)	(2)	(3)
Employee benefit obligations(c)	(618)	(98)	(121)	(26)	(20)	(42)
Other regulatory liabilities, deferred	(85)	—	—	—	—	—
AOCI	24	—	—	—	11	(75)
(a)Included in prepaid pension and other postretirement benefit costs on Alabama Power's balance sheet and other deferred charges and assets on Southern Power's consolidated balance sheet.
(b)Amounts for Southern Company exclude regulatory assets of $173 million and $190 million at December 31, 2023 and 2022, respectively, associated with unamortized amounts in Southern Company Gas' pension plans prior to its acquisition by Southern Company.
(c)Included in other deferred credits and liabilities on Southern Power's consolidated balance sheets.
Presented below are the amounts included in regulatory assets at December 31, 2023 and 2022 related to the portion of the defined benefit pension plan attributable to Southern Company, the traditional electric operating companies, and Southern Company Gas that had not yet been recognized in net periodic pension cost.

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Company Gas
	(in millions)
Balance at December 31, 2023
Regulatory assets:
Prior service cost	$9	$4	$6	$1	$(7)
Net loss	2,904	817	1,045	151	100
Regulatory amortization	—	—	—	—	50
Total regulatory assets(*)	$2,913	$821	$1,051	$152	$143

Balance at December 31, 2022
Regulatory assets:
Prior service cost	$10	$4	$7	$1	$(9)
Net loss	2,361	675	880	122	66
Regulatory amortization	—	—	—	—	54
Total regulatory assets(*)	$2,371	$679	$887	$123	$111
(*)Amounts for Southern Company exclude regulatory assets of $173 million and $190 million at December 31, 2023 and 2022, respectively, associated with unamortized amounts in Southern Company Gas' pension plans prior to its acquisition by Southern Company.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

The changes in the balance of regulatory assets related to the portion of the defined benefit pension plan attributable to Southern Company, the traditional electric operating companies, and Southern Company Gas for the years ended December 31, 2023 and 2022 are presented in the following table:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Company Gas
	(in millions)
Regulatory assets (liabilities):(*)
Balance at December 31, 2021	$2,801	$809	$971	$146	$91
Net (gain) loss	(183)	(67)	(9)	(12)	27
Reclassification adjustments:
Amortization of prior service costs	(1)	(1)	(1)	—	2
Amortization of net gain (loss)	(246)	(62)	(74)	(11)	1
Amortization of regulatory assets(*)	—	—	—	—	(10)
Total reclassification adjustments	(247)	(63)	(75)	(11)	(7)
Total change	(430)	(130)	(84)	(23)	20
Balance at December 31, 2022	$2,371	$679	$887	$123	$111
Net loss	576	153	178	31	34
Reclassification adjustments:
Amortization of prior service costs	(1)	(1)	(1)	—	2
Amortization of net loss	(33)	(10)	(13)	(2)	—
Amortization of regulatory assets(*)	—	—	—	—	(4)
Total reclassification adjustments	(34)	(11)	(14)	(2)	(2)
Total change	542	142	164	29	32
Balance at December 31, 2023	$2,913	$821	$1,051	$152	$143
(*)Amounts for Southern Company exclude regulatory assets of $173 million and $190 million at December 31, 2023 and 2022, respectively, associated with unamortized amounts in Southern Company Gas' pension plans prior to its acquisition by Southern Company.
Presented below are the amounts included in AOCI at December 31, 2023 and 2022 related to the portion of the defined benefit pension plan attributable to Southern Company, Southern Power, and Southern Company Gas that had not yet been recognized in net periodic pension cost.

	Southern Company	Southern Power	Southern Company Gas
	(in millions)
Balance at December 31, 2023
AOCI:
Prior service cost	$(1)	$—	$(2)
Net (gain) loss	80	20	(43)
Total AOCI	$79	$20	$(45)

Balance at December 31, 2022
AOCI:
Prior service cost	$(2)	$—	$(3)
Net (gain) loss	26	11	(72)
Total AOCI	$24	$11	$(75)

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

The components of OCI related to the portion of the defined benefit pension plan attributable to Southern Company, Southern Power, and Southern Company Gas for the years ended December 31, 2023 and 2022 are presented in the following table:

	Southern Company	Southern Power	Southern Company Gas
	(in millions)
AOCI:
Balance at December 31, 2021	$100	$35	$(45)
Net gain	(82)	(22)	(30)
Reclassification adjustments:
Amortization of net gain (loss)	6	(2)	—
Total change	(76)	(24)	(30)
Balance at December 31, 2022	$24	$11	$(75)
Net loss	62	9	29
Reclassification adjustments:
Amortization of prior service costs	1	—	1
Amortization of net loss	(8)	—	—
Total reclassification adjustments	(7)	—	1
Total change	55	9	30
Balance at December 31, 2023	$79	$20	$(45)

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

Components of net periodic pension cost for the Registrants were as follows:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
2023
Service cost	$275	$64	$68	$11	$6	$24
Interest cost	626	145	191	28	8	42
Expected return on plan assets	(1,229)	(297)	(385)	(56)	(15)	(85)
Recognized net (gain) loss	32	9	13	2	—	(5)
Net amortization	—	1	1	—	—	15
Prior service cost	—	—	—	—	—	(3)
Net periodic pension cost (income)	$(296)	$(78)	$(112)	$(15)	$(1)	$(12)

2022
Service cost	$412	$99	$103	$17	$9	$34
Interest cost	408	96	123	18	6	28
Expected return on plan assets	(1,265)	(306)	(399)	(57)	(15)	(91)
Recognized net loss	240	62	75	11	2	8
Net amortization	—	1	1	—	—	15
Prior service cost	—	—	—	—	—	(3)
Net periodic pension cost (income)	$(205)	$(48)	$(97)	$(11)	$2	$(9)

2021
Service cost	$434	$102	$112	$18	$10	$37
Interest cost	346	82	104	16	5	24
Expected return on plan assets	(1,191)	(287)	(375)	(55)	(14)	(86)
Recognized net loss	314	82	100	15	3	13
Net amortization	1	1	1	—	—	15
Prior service cost	—	—	—	—	—	(3)
Net periodic pension cost (income)	$(96)	$(20)	$(58)	$(6)	$4	$—
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

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

Future benefit payments reflect expected future service and are estimated based on assumptions used to measure the projected benefit obligation for the pension plans. At December 31, 2023, estimated benefit payments were as follows:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Benefit Payments:
2024	$748	$164	$241	$33	$7	$57
2025	776	171	248	34	7	59
2026	801	177	254	36	8	60
2027	822	182	257	37	8	62
2028	840	187	260	38	7	64
2029 to 2033	4,417	988	1,337	201	47	336
Other Postretirement Benefits
Changes in the APBO and the fair value of the Registrants' plan assets during the plan years ended December 31, 2023 and 2022 were as follows:

	2023
	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Change in benefit obligation
Benefit obligation at beginning of year	$1,441	$344	$514	$59	$9	$179
Service cost	15	4	4	1	—	1
Interest cost	70	17	25	3	—	9
Benefits paid	(107)	(24)	(36)	(4)	(1)	(18)
Actuarial (gain) loss	(33)	(12)	(18)	(2)	1	1
Balance at end of year	1,386	329	489	57	9	172
Change in plan assets
Fair value of plan assets at beginning of year	998	372	368	24	—	113
Actual return on plan assets	131	52	51	2	—	19
Employer contributions	73	3	27	3	1	14
Benefits paid	(107)	(24)	(36)	(4)	(1)	(18)
Fair value of plan assets at end of year	1,095	403	410	25	—	128
Accrued asset (liability)	$(291)	$74	$(79)	$(32)	$(9)	$(44)

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

	2022
	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Change in benefit obligation
Benefit obligation at beginning of year	$1,849	$440	$656	$76	$11	$237
Service cost	23	6	6	1	—	1
Interest cost	42	10	15	2	—	5
Benefits paid	(109)	(23)	(38)	(4)	(1)	(18)
Actuarial gain	(365)	(89)	(125)	(16)	(1)	(46)
Retiree drug subsidy	1	—	—	—	—	—
Balance at end of year	1,441	344	514	59	9	179
Change in plan assets
Fair value of plan assets at beginning of year	1,251	489	450	29	—	143
Actual loss on plan assets	(218)	(98)	(71)	(4)	—	(25)
Employer contributions	73	4	27	3	1	13
Benefits paid	(108)	(23)	(38)	(4)	(1)	(18)
Fair value of plan assets at end of year	998	372	368	24	—	113
Accrued asset (liability)	$(443)	$28	$(146)	$(35)	$(9)	$(66)
Amounts recognized in the balance sheets at December 31, 2023 and 2022 related to the Registrants' other postretirement benefit plans consist of the following:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
December 31, 2023:
Prepaid other postretirement benefit costs(a)	$—	$74	$—	$—	$—	$—
Other regulatory assets, deferred(b)	23	—	11	—	—	—
Other current liabilities	(6)	—	—	—	(1)	—
Employee benefit obligations(c)	(285)	—	(79)	(32)	(8)	(44)
Other regulatory liabilities, deferred	(231)	(48)	(85)	(10)	—	(68)
AOCI	(9)	—	—	—	1	(10)

December 31, 2022:
Prepaid other postretirement benefit costs(a)	$—	$28	$—	$—	$—	$—
Other regulatory assets, deferred(b)	34	—	19	—	—	—
Other current liabilities	(6)	—	—	—	(1)	—
Employee benefit obligations(c)	(437)	—	(146)	(35)	(8)	(66)
Other regulatory liabilities, deferred	(170)	(21)	(58)	(9)	—	(58)
AOCI	(4)	—	—	—	—	(2)
(a)Included in prepaid pension and other postretirement benefit costs on Alabama Power's balance sheet.
(b)Amounts for Southern Company exclude regulatory assets of $24 million and $32 million at December 31, 2023 and 2022, respectively, associated with unamortized amounts in Southern Company Gas' other postretirement benefit plans prior to its acquisition by Southern Company.
(c)Included in other deferred credits and liabilities on Southern Power's consolidated balance sheets.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

Presented below are the amounts included in net regulatory assets (liabilities) at December 31, 2023 and 2022 related to the other postretirement benefit plans of Southern Company, the traditional electric operating companies, and Southern Company Gas that had not yet been recognized in net periodic other postretirement benefit cost.

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Company Gas
	(in millions)
Balance at December 31, 2023:
Regulatory assets (liabilities):
Prior service cost	$13	$4	$5	$1	$—
Net gain	(216)	(52)	(79)	(11)	(64)
Regulatory amortization	—	—	—	—	(4)
Total regulatory assets (liabilities)(*)	$(203)	$(48)	$(74)	$(10)	$(68)

Balance at December 31, 2022:
Regulatory assets (liabilities):
Prior service cost	$14	$4	$6	$1	$1
Net gain	(150)	(25)	(45)	(10)	(64)
Regulatory amortization	—	—	—	—	5
Total regulatory assets (liabilities)(*)	$(136)	$(21)	$(39)	$(9)	$(58)
(*)Amounts for Southern Company exclude regulatory assets of $24 million and $32 million at December 31, 2023 and 2022, respectively, associated with unamortized amounts in Southern Company Gas' other postretirement benefit plans prior to its acquisition by Southern Company.
The changes in the balance of net regulatory assets (liabilities) related to the other postretirement benefit plans for the plan years ended December 31, 2023 and 2022 are presented in the following table:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Company Gas
	(in millions)
Net regulatory assets (liabilities):(*)
Balance at December 31, 2021	$(74)	$(62)	$(10)	$1	$(34)
Net (gain) loss	(64)	41	(27)	(10)	(13)
Reclassification adjustments:
Amortization of prior service costs	1	—	—	—	—
Amortization of net gain (loss)	1	—	(2)	—	—
Amortization of regulatory assets(*)	—	—	—	—	(11)
Total reclassification adjustments	2	—	(2)	—	(11)
Total change	(62)	41	(29)	(10)	(24)
Balance at December 31, 2022	$(136)	$(21)	$(39)	$(9)	$(58)
Net gain	(77)	(30)	(38)	(1)	—
Reclassification adjustments:
Amortization of prior service costs	(1)	—	(1)	—	—
Amortization of net gain	6	3	4	—	—
Amortization of regulatory assets(*)	—	—	—	—	(10)
Total reclassification adjustments	5	3	3	—	(10)
Total change	(72)	(27)	(35)	(1)	(10)
Balance at December 31, 2023	$(208)	$(48)	$(74)	$(10)	$(68)
(*)Amounts for Southern Company exclude regulatory assets of $24 million and $32 million at December 31, 2023 and 2022, respectively, associated with unamortized amounts in Southern Company Gas' other postretirement benefit plans prior to its acquisition by Southern Company.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

Presented below are the amounts included in AOCI at December 31, 2023 and 2022 related to the other postretirement benefit plans of Southern Company, Southern Power, and Southern Company Gas that had not yet been recognized in net periodic other postretirement benefit cost.

	Southern Company	Southern Power	Southern Company Gas
	(in millions)
Balance at December 31, 2023
AOCI:
Prior service cost	$1	$—	$—
Net (gain) loss	(10)	1	(10)
Total AOCI	$(9)	$1	$(10)

Balance at December 31, 2022
AOCI:
Prior service cost	$1	$—	$—
Net (gain) loss	(5)	—	(2)
Total AOCI	$(4)	$—	$(2)
The components of OCI related to the other postretirement benefit plans for the plan years ended December 31, 2023 and 2022 are presented in the following table:

	Southern Company	Southern Power	Southern Company Gas
	(in millions)
AOCI:
Balance at December 31, 2021	$—	$2	$(5)
Net gain	(3)	(2)	—
Reclassification adjustments:
Amortization of net gain (loss)	(1)	—	3
Total change	(4)	(2)	3
Balance at December 31, 2022	$(4)	$—	$(2)
Net (gain) loss	(12)	1	—
Reclassification adjustments:
Amortization of net gain (loss)	7	—	(8)
Total change	(5)	1	(8)
Balance at December 31, 2023	$(9)	$1	$(10)

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

Components of the other postretirement benefit plans' net periodic cost for the Registrants were as follows:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
2023
Service cost	$15	$4	$4	$1	$—	$1
Interest cost	70	17	25	3	—	9
Expected return on plan assets	(83)	(33)	(29)	(3)	1	(10)
Net amortization	(11)	(3)	(3)	—	—	6
Net periodic postretirement benefit cost (income)	$(9)	$(15)	$(3)	$1	$1	$6

2022
Service cost	$23	$6	$6	$1	$—	$1
Interest cost	42	10	15	2	—	5
Expected return on plan assets	(80)	(32)	(28)	(2)	1	(9)
Net amortization	(1)	—	2	—	—	6
Net periodic postretirement benefit cost (income)	$(16)	$(16)	$(5)	$1	$1	$3

2021
Service cost	$24	$6	$7	$1	$—	$2
Interest cost	35	9	12	1	—	4
Expected return on plan assets	(76)	(30)	(26)	(1)	1	(10)
Net amortization	2	—	2	—	—	6
Net periodic postretirement benefit cost (income)	$(15)	$(15)	$(5)	$1	$1	$2
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

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Benefit payments:
2024	$111	$24	$40	$5	$1	$17
2025	109	24	39	5	1	17
2026	108	24	38	5	1	16
2027	108	24	38	5	1	16
2028	108	25	38	4	1	15
2029 to 2033	523	123	188	21	1	64

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
Real estate: Investments in equity or debt of real properties and in publicly traded real estate securities.

Special situations: Investments in opportunistic strategies with the objective of diversifying and enhancing returns and exploiting short-term inefficiencies, as well as investments in promising new strategies of a longer-term nature.

Private equity: Investments in private or public securities typically through privately-negotiated and/or structured transactions, including leveraged buyouts, venture capital, and distressed debt.

Private credit: Investments focused on debt instruments, of which returns are driven by income rather than capital appreciation.

Infrastructure: Investments in real assets, typically with long-term, predictable, and stable cash flows and a meaningful income component.

Investments in real estate, special situations, private equity, private credit, and infrastructure are typically invested in private partnerships and/or other pooled vehicles (Funds) which are generally classified as Net Asset Value as a Practical Expedient, since the Funds and underlying assets are not publicly traded and/or often have liquidity restrictions. The managers of the Funds value the assets using various inputs and techniques depending on the nature of the underlying investments. Techniques may include purchase multiples for comparable transactions, comparable public company trading multiples, discounted cash flow analysis, prevailing market capitalization rates, recent sales of comparable investments, and independent third-party appraisals. The total market value of each of the Funds is determined by aggregating the value of the underlying assets less liabilities.

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
The fair values, and actual allocations relative to the target allocations, of the Southern Company system's pension plans at December 31, 2023 and 2022 are presented below.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Net Asset Value as a Practical Expedient		Target Allocation	Actual Allocation
At December 31, 2023:	(Level 1)	(Level 2)	(Level 3)	(NAV)	Total
	(in millions)
Southern Company
Assets:
Equity:						41%	40%
Domestic equity	$1,959	$771	$—	$—	$2,730
International equity	1,947	1,052	—	—	2,999
Fixed income:						30	32
U.S. Treasury, government, and agency bonds	—	1,973	—	—	1,973
Mortgage- and asset-backed securities	—	44	—	—	44
Corporate bonds	—	1,724	—	—	1,724
Pooled funds	—	777	—	—	777
Cash equivalents and other	371	58	—	—	429
Real estate investments	369	—	—	1,684	2,053	12	14
Special situations	—	—	—	245	245	3	2
Private equity	—	—	—	1,761	1,761	9	12
Private credit	—	—	—	25	25	3	—
Infrastructure	—	—	—	—	—	2	—
Total	$4,646	$6,399	$—	$3,715	$14,760	100%	100%

Alabama Power
Assets:
Equity:						41%	40%
Domestic equity	$476	$187	$—	$—	$663
International equity	472	255	—	—	727
Fixed income:						30	32
U.S. Treasury, government, and agency bonds	—	479	—	—	479
Mortgage- and asset-backed securities	—	11	—	—	11
Corporate bonds	—	418	—	—	418
Pooled funds	—	188	—	—	188
Cash equivalents and other	90	14	—	—	104
Real estate investments	89	—	—	408	497	12	14
Special situations	—	—	—	59	59	3	2
Private equity	—	—	—	427	427	9	12
Private credit	—	—	—	6	6	3	—
Infrastructure	—	—	—	—	—	2	—
Total	$1,127	$1,552	$—	$900	$3,579	100%	100%

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Net Asset Value as a Practical Expedient		Target Allocation	Actual Allocation
At December 31, 2023:	(Level 1)	(Level 2)	(Level 3)	(NAV)	Total
	(in millions)
Georgia Power
Assets:
Equity:						41%	40%
Domestic equity	$611	$241	$—	$—	$852
International equity	609	329	—	—	938
Fixed income:						30	32
U.S. Treasury, government, and agency bonds	—	617	—	—	617
Mortgage- and asset-backed securities	—	14	—	—	14
Corporate bonds	—	539	—	—	539
Pooled funds	—	243	—	—	243
Cash equivalents and other	116	18	—	—	134
Real estate investments	115	—	—	527	642	12	14
Special situations	—	—	—	77	77	3	2
Private equity	—	—	—	551	551	9	12
Private credit	—	—	—	8	8	3	—
Infrastructure	—	—	—	—	—	2	—
Total	$1,451	$2,001	$—	$1,163	$4,615	100%	100%

Mississippi Power
Assets:
Equity:						41%	40%
Domestic equity	$89	$35	$—	$—	$124
International equity	89	48	—	—	137
Fixed income:						30	32
U.S. Treasury, government, and agency bonds	—	90	—	—	90
Mortgage- and asset-backed securities	—	2	—	—	2
Corporate bonds	—	79	—	—	79
Pooled funds	—	36	—	—	36
Cash equivalents and other	17	3	—	—	20
Real estate investments	17	—	—	77	94	12	14
Special situations	—	—	—	11	11	3	2
Private equity	—	—	—	81	81	9	12
Private credit	—	—	—	1	1	3	—
Infrastructure	—	—	—	—	—	2	—
Total	$212	$293	$—	$170	$675	100%	100%

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Net Asset Value as a Practical Expedient		Target Allocation	Actual Allocation
At December 31, 2023:	(Level 1)	(Level 2)	(Level 3)	(NAV)	Total
	(in millions)
Southern Power
Assets:
Equity:						41%	40%
Domestic equity	$24	$10	$—	$—	$34
International equity	25	13	—	—	38
Fixed income:						30	32
U.S. Treasury, government, and agency bonds	—	25	—	—	25
Mortgage- and asset-backed securities	—	1	—	—	1
Corporate bonds	—	22	—	—	22
Pooled funds	—	10	—	—	10
Cash equivalents and other	5	1	—	—	6
Real estate investments	5	—	—	21	26	12	14
Special situations	—	—	—	3	3	3	2
Private equity	—	—	—	22	22	9	12
Private credit	—	—	—	—	—	3	—
Infrastructure	—	—	—	—	—	2	—
Total	$59	$82	$—	$46	$187	100%	100%

Southern Company Gas
Assets:
Equity:						41%	40%
Domestic equity	$130	$52	$—	$—	$182
International equity	130	71	—	—	201
Fixed income:						30	32
U.S. Treasury, government, and agency bonds	—	132	—	—	132
Mortgage- and asset-backed securities	—	3	—	—	3
Corporate bonds	—	116	—	—	116
Pooled funds	—	52	—	—	52
Cash equivalents and other	25	4	—	—	29
Real estate investments	25	—	—	113	138	12	14
Special situations	—	—	—	16	16	3	2
Private equity	—	—	—	118	118	9	12
Private credit	—	—	—	2	2	3	—
Infrastructure	—	—	—	—	—	2	—
Total	$310	$430	$—	$249	$989	100%	100%

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Net Asset Value as a Practical Expedient		Target Allocation	Actual Allocation
At December 31, 2022:	(Level 1)	(Level 2)	(Level 3)	(NAV)	Total
	(in millions)
Southern Company
Assets:
Equity:						45%	43%
Domestic equity	$2,078	$691	$—	$—	$2,769
International equity	2,166	1,090	—	—	3,256
Fixed income:						30	28
U.S. Treasury, government, and agency bonds	—	1,469	—	—	1,469
Mortgage- and asset-backed securities	—	29	—	—	29
Corporate bonds	—	1,494	—	—	1,494
Pooled funds	—	607	—	—	607
Cash equivalents and other	399	7	—	—	406
Real estate investments	376	—	—	1,887	2,263	13	15
Special situations	—	—	—	187	187	3	2
Private equity	—	—	—	1,717	1,717	9	12
Total	$5,019	$5,387	$—	$3,791	$14,197	100%	100%
Liabilities:
Derivatives	(4)	—	—	—	(4)
Total	$5,015	$5,387	$—	$3,791	$14,193	100%	100%

Alabama Power
Assets:
Equity:						45%	43%
Domestic equity	$500	$167	$—	$—	$667
International equity	522	263	—	—	785
Fixed income:						30	28
U.S. Treasury, government, and agency bonds	—	354	—	—	354
Mortgage- and asset-backed securities	—	7	—	—	7
Corporate bonds	—	360	—	—	360
Pooled funds	—	146	—	—	146
Cash equivalents and other	96	2	—	—	98
Real estate investments	91	—	—	455	546	13	15
Special situations	—	—	—	45	45	3	2
Private equity	—	—	—	414	414	9	12
Total	$1,209	$1,299	$—	$914	$3,422	100%	100%
Liabilities:
Derivatives	(1)	—	—	—	(1)
Total	$1,208	$1,299	$—	$914	$3,421	100%	100%

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Net Asset Value as a Practical Expedient		Target Allocation	Actual Allocation
At December 31, 2022:	(Level 1)	(Level 2)	(Level 3)	(NAV)	Total
	(in millions)
Georgia Power
Assets:
Equity:						45%	43%
Domestic equity	$651	$217	$—	$—	$868
International equity	678	342	—	—	1,020
Fixed income:						30	28
U.S. Treasury, government, and agency bonds	—	460	—	—	460
Mortgage- and asset-backed securities	—	9	—	—	9
Corporate bonds	—	468	—	—	468
Pooled funds	—	190	—	—	190
Cash equivalents and other	125	2	—	—	127
Real estate investments	118	—	—	591	709	13	15
Special situations	—	—	—	59	59	3	2
Private equity	—	—	—	538	538	9	12
Total	$1,572	$1,688	$—	$1,188	$4,448	100%	100%
Liabilities:
Derivatives	(1)	—	—	—	(1)
Total	$1,571	$1,688	$—	$1,188	$4,447	100%	100%

Mississippi Power
Assets:
Equity:						45%	43%
Domestic equity	$95	$32	$—	$—	$127
International equity	99	50	—	—	149
Fixed income:						30	28
U.S. Treasury, government, and agency bonds	—	67	—	—	67
Mortgage- and asset-backed securities	—	1	—	—	1
Corporate bonds	—	68	—	—	68
Pooled funds	—	28	—	—	28
Cash equivalents and other	18	—	—	—	18
Real estate investments	17	—	—	86	103	13	15
Special situations	—	—	—	9	9	3	2
Private equity	—	—	—	78	78	9	12
Total	$229	$246	$—	$173	$648	100%	100%

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Net Asset Value as a Practical Expedient		Target Allocation	Actual Allocation
At December 31, 2022:	(Level 1)	(Level 2)	(Level 3)	(NAV)	Total
	(in millions)
Southern Power
Assets:
Equity:						45%	43%
Domestic equity	$25	$9	$—	$—	$34
International equity	27	14	—	—	41
Fixed income:						30	28
U.S. Treasury, government, and agency bonds	—	18	—	—	18
Corporate bonds	—	19	—	—	19
Pooled funds	—	8	—	—	8
Cash equivalents and other	5	—	—	—	5
Real estate investments	5	—	—	24	29	13	15
Special situations	—	—	—	2	2	3	2
Private equity	—	—	—	21	21	9	12
Total	$62	$68	$—	$47	$177	100%	100%

Southern Company Gas
Assets:
Equity:						45%	43%
Domestic equity	$146	$49	$—	$—	$195
International equity	152	77	—	—	229
Fixed income:						30	28
U.S. Treasury, government, and agency bonds	—	104	—	—	104
Mortgage- and asset-backed securities	—	2	—	—	2
Corporate bonds	—	105	—	—	105
Pooled funds	—	43	—	—	43
Cash equivalents and other	28	1	—	—	29
Real estate investments	27	—	—	133	160	13	15
Special situations	—	—	—	13	13	3	2
Private equity	—	—	—	121	121	9	12
Total	$353	$381	$—	$267	$1,001	100%	100%

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

The fair values, and actual allocations relative to the target allocations, of the applicable Registrants' other postretirement benefit plan assets at December 31, 2023 and 2022 are presented below.

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Net Asset Value as a Practical Expedient	Total	Target Allocation	Actual Allocation
At December 31, 2023:	(Level 1)	(Level 2)	(NAV)
	(in millions)
Southern Company
Assets:
Equity:					60%	61%
Domestic equity	$85	$87	$—	$172
International equity	53	82	—	135
Fixed income:					30	28
U.S. Treasury, government, and agency bonds	—	57	—	57
Mortgage- and asset-backed securities	—	2	—	2
Corporate bonds	—	47	—	47
Pooled funds	—	92	—	92
Cash equivalents and other	21	2	—	23
Trust-owned life insurance	—	456	—	456
Real estate investments	11	—	46	57	4	6
Special situations	—	—	6	6	1	1
Private equity	—	—	48	48	3	4
Private credit	—	—	1	1	1	—
Infrastructure	—	—	—	—	1	—
Total	$170	$825	$101	$1,096	100%	100%

Alabama Power
Assets:
Equity:					67%	66%
Domestic equity	$16	$6	$—	$22
International equity	16	9	—	25
Fixed income:					23	23
U.S. Treasury, government, and agency bonds	—	16	—	16
Corporate bonds	—	14	—	14
Pooled funds	—	8	—	8
Cash equivalents and other	3	—	—	3
Trust-owned life insurance	—	280	—	280
Real estate investments	3	—	14	17	4	6
Special situations	—	—	2	2	1	1
Private equity	—	—	15	15	3	4
Private credit	—	—	—	—	1	—
Infrastructure	—	—	—	—	1	—
Total	$38	$333	$31	$402	100%	100%

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Net Asset Value as a Practical Expedient	Total	Target Allocation	Actual Allocation
At December 31, 2023:	(Level 1)	(Level 2)	(NAV)
	(in millions)
Georgia Power
Assets:
Equity:					58%	57%
Domestic equity	$47	$6	$—	$53
International equity	16	40	—	56
Fixed income:					35	35
U.S. Treasury, government, and agency bonds	—	16	—	16
Corporate bonds	—	14	—	14
Pooled funds	—	47	—	47
Cash equivalents and other	13	—	—	13
Trust-owned life insurance	—	176	—	176
Real estate investments	4	—	14	18	3	4
Special situations	—	—	2	2	1	1
Private equity	—	—	14	14	2	3
Private credit	—	—	—	—	1	—
Infrastructure	—	—	—	—	—	—
Total	$80	$299	$30	$409	100%	100%

Mississippi Power
Assets:
Equity:					34%	33%
Domestic equity	$3	$1	$—	$4
International equity	3	1	—	4
Fixed income:					43	44
U.S. Treasury, government, and agency bonds	—	7	—	7
Corporate bonds	—	2	—	2
Pooled funds	—	1	—	1
Cash equivalents and other	1	—	—	1
Real estate investments	1	—	2	3	10	11
Special situations	—	—	—	—	2	2
Private equity	—	—	2	2	7	10
Private credit	—	—	—	—	3	—
Infrastructure	—	—	—	—	1	—
Total	$8	$12	$4	$24	100%	100%

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Net Asset Value as a Practical Expedient	Total	Target Allocation	Actual Allocation
At December 31, 2023:	(Level 1)	(Level 2)	(NAV)
	(in millions)
Southern Company Gas
Assets:
Equity:					72%	72%
Domestic equity	$2	$67	$—	$69
International equity	2	22	—	24
Fixed income:					26	26
U.S. Treasury, government, and agency bonds	—	1	—	1
Corporate bonds	—	1	—	1
Pooled funds	—	29	—	29
Cash equivalents and other	1	—	—	1
Trust-owned life insurance	—	—	—	—
Real estate investments	—	—	1	1	1	1
Private equity	—	—	1	1	1	1
Total	$5	$120	$2	$127	100%	100%

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Net Asset Value as a Practical Expedient		Target Allocation	Actual Allocation
At December 31, 2022:	(Level 1)	(Level 2)	(NAV)	Total
	(in millions)
Southern Company
Assets:
Equity:					61%	59%
Domestic equity	$85	$74	$—	$159
International equity	58	79	—	137
Fixed income:					30	28
U.S. Treasury, government, and agency bonds	—	43	—	43
Mortgage- and asset-backed securities	—	1	—	1
Corporate bonds	—	40	—	40
Pooled funds	—	79	—	79
Cash equivalents and other	19	—	—	19
Trust-owned life insurance	—	406	—	406
Real estate investments	11	—	51	62	5	7
Special situations	—	—	6	6	1	1
Private equity	—	—	46	46	3	5
Total	$173	$722	$103	$998	100%	100%

Alabama Power
Assets:
Equity:					69%	65%
Domestic equity	$17	$6	$—	$23
International equity	18	9	—	27
Fixed income:					23	23
U.S. Treasury, government, and agency bonds	—	12	—	12
Corporate bonds	—	12	—	12
Pooled funds	—	7	—	7
Cash equivalents and other	3	—	—	3
Trust-owned life insurance	—	252	—	252
Real estate investments	3	—	16	19	4	7
Special situations	—	—	2	2	1	1
Private equity	—	—	14	14	3	4
Total	$41	$298	$32	$371	100%	100%

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Net Asset Value as a Practical Expedient		Target Allocation	Actual Allocation
At December 31, 2022:	(Level 1)	(Level 2)	(NAV)	Total
	(in millions)
Georgia Power
Assets:
Equity:					58%	56%
Domestic equity	$46	$6	$—	$52
International equity	17	39	—	56
Fixed income:					35	34
U.S. Treasury, government, and agency bonds	—	10	—	10
Corporate bonds	—	12	—	12
Pooled funds	—	40	—	40
Cash equivalents and other	9	—	—	9
Trust-owned life insurance	—	154	—	154
Real estate investments	4	—	15	19	4	5
Special situations	—	—	2	2	1	1
Private equity	—	—	14	14	2	4
Total	$76	$261	$31	$368	100%	100%

Mississippi Power
Assets:
Equity:					37%	35%
Domestic equity	$3	$1	$—	$4
International equity	3	2	—	5
Fixed income:					43	41
U.S. Treasury, government, and agency bonds	—	4	—	4
Corporate bonds	—	2	—	2
Pooled funds	—	1	—	1
Cash equivalents and other	2	—	—	2
Real estate investments	1	—	3	4	11	12
Special situations	—	—	—	—	2	2
Private equity	—	—	2	2	7	10
Total	$9	$10	$5	$24	100%	100%

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Net Asset Value as a Practical Expedient		Target Allocation	Actual Allocation
At December 31, 2022:	(Level 1)	(Level 2)	(NAV)	Total
	(in millions)
Southern Company Gas
Assets:
Equity:					72%	70%
Domestic equity	$2	$56	$—	$58
International equity	2	20	—	22
Fixed income:					26	27
U.S. Treasury, government, and agency bonds	—	1	—	1
Corporate bonds	—	1	—	1
Pooled funds	—	27	—	27
Cash equivalents and other	1	—	—	1
Real estate investments	—	—	2	2	1	2
Private equity	—	—	1	1	1	1
Total	$5	$105	$3	$113	100%	100%
Employee Savings Plan
Southern Company and its subsidiaries also sponsor 401(k) defined contribution plans covering substantially all employees and provide matching contributions up to specified percentages of an employee's eligible pay. Total matching contributions made to the plans for 2023, 2022, and 2021 were as follows:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
2023	$131	$28	$31	$5	$3	$18
2022	124	26	29	5	3	17
2021	119	26	28	5	2	16
12. STOCK COMPENSATION
Stock-based compensation primarily in the form of Southern Company performance share units (PSU) and restricted stock units (RSU) may be granted through the Equity and Incentive Compensation Plan to Southern Company system employees ranging from line management to executives.
At December 31, 2023, the number of current and former employees participating in stock-based compensation programs for the Registrants was as follows:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
Number of employees	1,401	191	210	42	40	193
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
Southern Company has issued two types of PSUs, each with a unique performance goal. These types of PSUs include total shareholder return (TSR) awards based on the TSR for Southern Company common stock during the three-year performance period as compared to a group of industry peers and ROE awards based on Southern Company's equity-weighted return over the performance period.
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

Year Ended December 31	2023	2022	2021
Expected volatility	30.0%	29.6%	30.0%
Expected term (in years)	3	3	3
Interest rate	3.8%	1.7%	0.2%
Weighted average grant-date fair value	$76.83	$79.69	$69.06
The Registrants recognize TSR award compensation expense on a straight-line basis over the three-year performance period without remeasurement.
The fair values of ROE awards are based on the closing stock price of Southern Company common stock on the date of the grant. The weighted average grant-date fair value of the ROE awards granted during 2023, 2022, and 2021 was $68.93, $66.87, and $59.49, respectively. Compensation expense for ROE awards is generally recognized ratably over the three-year performance period adjusted for expected changes in ROE performance. Total compensation cost recognized for vested ROE awards reflects final performance metrics.
Southern Company had 2.4 million unvested PSUs outstanding at December 31, 2022. In February 2023, the PSUs that vested for the three-year performance period ended December 31, 2022 were converted into 1.8 million shares outstanding at a share price of $67.13. During 2023, Southern Company granted 1.3 million PSUs and 1.3 million PSUs were vested or forfeited, resulting in 2.4 million unvested PSUs outstanding at December 31, 2023. In February 2024, the PSUs that vested for the three-year performance period ended December 31, 2023 were converted into 2.3 million shares outstanding at a weighted average share price of $66.95.
Total PSU compensation cost, and the related tax benefit recognized in income, for the years ended December 31, 2023, 2022, and 2021 are as follows:

	2023	2022	2021
	(in millions)
Southern Company
Compensation cost recognized in income	$107	$101	$112
Tax benefit of compensation cost recognized in income	28	26	29
Southern Company Gas
Compensation cost recognized in income	$14	$12	$17
Tax benefit of compensation cost recognized in income	4	4	4
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

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

At December 31, 2023, Southern Company's total unrecognized compensation cost related to PSUs was $32 million and is expected to be recognized over a weighted-average period of approximately 19 months. The total unrecognized compensation cost related to PSUs at December 31, 2023 was immaterial for all other Registrants.
Restricted Stock Units
The fair value of RSUs is based on the closing stock price of Southern Company common stock on the date of the grant. The weighted average grant-date fair values of RSUs granted during 2023, 2022, and 2021 were $68.95, $67.20, and $59.56, respectively. For most RSU awards, one-third of the RSUs vest each year throughout a three-year service period and compensation cost for RSUs is generally recognized over the corresponding one-, two-, or three-year vesting period. Shares of Southern Company common stock are delivered to employees at the end of each vesting period.
Southern Company had 0.9 million RSUs outstanding at December 31, 2022. During 2023, Southern Company granted 0.5 million RSUs and 0.5 million RSUs were vested or forfeited, resulting in 0.9 million unvested RSUs outstanding at December 31, 2023, including RSUs related to employee retention agreements.
For the years ended December 31, 2023, 2022, and 2021, Southern Company's total compensation cost for RSUs recognized in income was $30 million, $26 million, and $32 million, respectively. The related tax benefit also recognized in income was $8 million, $7 million, and $8 million for the years ended December 31, 2023, 2022, and 2021, respectively. Total unrecognized compensation cost related to RSUs at December 31, 2023, which is being recognized over a weighted-average period of approximately 17 months, is immaterial for Southern Company.
Total RSUs outstanding and total compensation cost and related tax benefit for the RSUs recognized in income for the years ended December 31, 2023, 2022, and 2021, as well as the total unrecognized compensation cost at December 31, 2023, were immaterial for all other Registrants. The compensation cost related to the grant of Southern Company RSUs to the employees of each Subsidiary Registrant is recognized in such Subsidiary Registrant's financial statements with a corresponding credit to equity representing a capital contribution from Southern Company.
Stock Options
In 2015, Southern Company discontinued granting stock options. As of December 31, 2017, all stock option awards were vested and compensation cost fully recognized. Stock options expire no later than 10 years after the grant date and the latest possible exercise will occur by November 2024. At December 31, 2023, the weighted average remaining contractual term for the options outstanding and exercisable was approximately 2 months.
Southern Company's activity in the stock option program for 2023 is summarized below:

	Shares Subject to Option	Weighted Average Exercise Price
	(in millions)
Outstanding at December 31, 2022	1.0	$42.22
Exercised	0.7	42.54
Outstanding and Exercisable at December 31, 2023	0.3	$41.58
Southern Company's cash receipts from issuances related to stock options exercised under the share-based payment arrangements for the years ended December 31, 2023, 2022, and 2021 were $28 million, $75 million, and $66 million, respectively.
At December 31, 2023, the aggregate intrinsic value for options outstanding and exercisable was immaterial for all Registrants.
Total intrinsic value of options exercised, and the related tax benefit, for the years ended December 31, 2023, 2022, and 2021 are presented below for Southern Company and were immaterial for all other Registrants:

Year Ended December 31	2023	2022	2021
	(in millions)
Southern Company
Intrinsic value of options exercised	$18	$49	$34
Tax benefit of options exercised	4	12	7

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

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

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

At December 31, 2023, assets and liabilities measured at fair value on a recurring basis during the period, together with their associated level of the fair value hierarchy, were as follows:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Net Asset Value as a Practical Expedient
At December 31, 2023:	(Level 1)	(Level 2)	(Level 3)	(NAV)	Total
	(in millions)
Southern Company
Assets:
Energy-related derivatives(a)	$6	$49	$—	$—	$55
Investments in trusts:(b)
Domestic equity	764	216	—	—	980
Foreign equity	145	171	—	—	316
U.S. Treasury and government agency securities	—	369	—	—	369
Municipal bonds	—	48	—	—	48
Pooled funds – fixed income	—	6	—	—	6
Corporate bonds	—	389	—	—	389
Mortgage and asset backed securities	—	89	—	—	89
Private equity	—	—	—	169	169
Cash and cash equivalents	3	—	—	—	3
Other	58	3	—	9	70
Cash equivalents and restricted cash	253	15	—	—	268
Other investments	9	27	8	—	44
Total	$1,238	$1,382	$8	$178	$2,806
Liabilities:
Energy-related derivatives(a)	$46	$312	$—	$—	$358
Interest rate derivatives	—	264	—	—	264
Foreign currency derivatives	—	122	—	—	122
Contingent consideration	3	—	16	—	19
Other	—	13	—	—	13
Total	$49	$711	$16	$—	$776

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Net Asset Value as a Practical Expedient
At December 31, 2023:	(Level 1)	(Level 2)	(Level 3)	(NAV)	Total
	(in millions)
Alabama Power
Assets:
Energy-related derivatives	$—	$15	$—	$—	$15
Nuclear decommissioning trusts:(b)
Domestic equity	443	208	—	—	651
Foreign equity	145	—	—	—	145
U.S. Treasury and government agency securities	—	20	—	—	20
Municipal bonds	—	1	—	—	1
Corporate bonds	—	231	—	—	231
Mortgage and asset backed securities	—	25	—	—	25
Private equity	—	—	—	169	169
Other	8	—	—	9	17
Cash equivalents and restricted cash	119	15	—	—	134
Other investments	—	27	—	—	27
Total	$715	$542	$—	$178	$1,435
Liabilities:
Energy-related derivatives	$—	$110	$—	$—	$110

Georgia Power
Assets:
Energy-related derivatives	$—	$13	$—	$—	$13
Nuclear decommissioning trusts:(b)
Domestic equity	321	1	—	—	322
Foreign equity	—	170	—	—	170
U.S. Treasury and government agency securities	—	349	—	—	349
Municipal bonds	—	47	—	—	47
Corporate bonds	—	158	—	—	158
Mortgage and asset backed securities	—	64	—	—	64
Other	50	3	—	—	53
Total	$371	$805	$—	$—	$1,176
Liabilities:
Energy-related derivatives	$—	$124	$—	$—	$124

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Net Asset Value as a Practical Expedient
At December 31, 2023:	(Level 1)	(Level 2)	(Level 3)	(NAV)	Total
	(in millions)
Mississippi Power
Assets:
Energy-related derivatives	$—	$15	$—	$—	$15
Cash equivalents	17	—	—	—	17
Total	$17	$15	$—	$—	$32
Liabilities:
Energy-related derivatives	$—	$61	$—	$—	$61

Southern Power
Assets:
Energy-related derivatives	$—	$3	$—	$—	$3
Liabilities:
Energy-related derivatives	$—	$5	$—	$—	$5
Foreign currency derivatives	—	22	—	—	22
Contingent consideration	3	—	16	—	19
Other	—	13	—	—	13
Total	$3	$40	$16	$—	$59

Southern Company Gas
Assets:
Energy-related derivatives(a)	$6	$3	$—	$—	$9
Non-qualified deferred compensation trusts:
Domestic equity	—	7	—	—	7
Foreign equity	—	1	—	—	1
Pooled funds - fixed income	—	6	—	—	6
Cash and cash equivalents	3	—	—	—	3
Total	$9	$17	$—	$—	$26
Liabilities:
Energy-related derivatives(a)(b)	$46	$12	$—	$—	$58
Interest rate derivatives	—	79	—	—	79
Total	$46	$91	$—	$—	$137
(a)Excludes cash collateral of $62 million.
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
The fair value measurements of private market investments held in Alabama Power's nuclear decommissioning trusts that are calculated at net asset value per share (or its equivalent) as a practical expedient totaled $178 million and $161 million at December 31, 2023 and 2022, respectively. Unfunded commitments related to the private market investments totaled $87 million and $78 million at December 31, 2023 and 2022, respectively. Private market investments include high-quality private equity funds across several market sectors, funds that invest in real estate assets, and a private credit fund. Private market funds do not have redemption rights. Distributions from these funds will be received as the underlying investments in the funds are liquidated.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

At December 31, 2023 and 2022, other financial instruments for which the carrying amount did not equal fair value were as follows:

	Southern Company(*)	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas(*)
	(in billions)
At December 31, 2023:
Long-term debt, including securities due within one year:
Carrying amount	$59.4	$11.2	$16.5	$1.6	$2.7	$7.8
Fair value	55.0	10.1	15.1	1.4	2.6	6.8
At December 31, 2022:
Long-term debt, including securities due within one year:
Carrying amount	$54.6	$10.6	$14.7	$1.5	$3.0	$7.4
Fair value	48.6	9.2	13.0	1.3	2.8	6.5
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
At December 31, 2023, the net volume of energy-related derivative contracts for natural gas positions, together with the longest hedge date over which the respective entity is hedging its exposure to the variability in future cash flows for forecasted transactions and the longest non-hedge date for derivatives not designated as hedges, were as follows:

	Net Purchased mmBtu	Longest Hedge Date	Longest Non-Hedge Date
	(in millions)
Southern Company(*)	448	2030	2028
Alabama Power	118	2026	—
Georgia Power	128	2026	—
Mississippi Power	93	2028	—
Southern Power	7	2030	2024
Southern Company Gas(*)	102	2027	2028
(*)Southern Company Gas' derivative instruments include both long and short natural gas positions. A long position is a contract to purchase natural gas and a short position is a contract to sell natural gas. Southern Company Gas' volume represents the net of long natural gas positions of 112 million mmBtu and short natural gas positions of 10 million mmBtu at December 31, 2023, which is also included in Southern Company's total volume.
In addition to the volumes discussed above, the traditional electric operating companies and Southern Power enter into physical natural gas supply contracts that provide the option to sell back excess natural gas due to operational constraints. The maximum expected volume of natural gas subject to such a feature is 12 million mmBtu for Southern Company, which includes 3 million mmBtu for Alabama Power, 4 million mmBtu for Georgia Power, 2 million mmBtu for Mississippi Power, and 3 million mmBtu for Southern Power.
For cash flow hedges of energy-related derivatives, the estimated pre-tax gains (losses) expected to be reclassified from AOCI to earnings for the year ending December 31, 2024 are $(37) million for Southern Company, $(4) million for Southern Power, and $(33) million for Southern Company Gas.
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

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

At December 31, 2023, the following interest rate derivatives were outstanding:

	Notional Amount	Weighted Average Interest Rate Paid	Interest Rate Received	Hedge Maturity Date	Fair Value Gain (Loss) December 31, 2023
	(in millions)				(in millions)
Cash Flow Hedges of Forecasted Debt
Georgia Power	$150	4.01%	N/A	April 2024	$—
Mississippi Power	75	3.84%	N/A	June 2024	—
Mississippi Power	75	4.04%	N/A	June 2024	—

Fair Value Hedges of Existing Debt
Southern Company parent	400	1-month SOFR + 0.80%	1.75%	March 2028	(46)
Southern Company parent	1,000	1-month SOFR + 2.48%	3.70%	April 2030	(139)
Southern Company Gas	500	1-month SOFR + 0.49%	1.75%	January 2031	(79)
Southern Company	$2,200				$(264)
For cash flow hedges of interest rate derivatives, the estimated pre-tax losses expected to be reclassified from AOCI to interest expense for the year ending December 31, 2024 are $19 million for Southern Company and immaterial for the traditional electric operating companies and Southern Company Gas. Deferred gains and losses related to interest rate derivatives are expected to be amortized into earnings through 2054 for Southern Company, Georgia Power, and Mississippi Power, 2052 for Alabama Power, and 2046 for Southern Company Gas.
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
At December 31, 2023, the following foreign currency derivatives were outstanding:

	Pay Notional	Pay Rate	Receive Notional	Receive Rate	Hedge Maturity Date	Fair Value Gain (Loss) December 31, 2023
	(in millions)		(in millions)			(in millions)
Cash Flow Hedges of Existing Debt
Southern Power	$564	3.78%	€500	1.85%	June 2026	$(22)
Fair Value Hedges of Existing Debt
Southern Company parent	1,476	3.39%	1,250	1.88%	September 2027	(100)
Southern Company	$2,040		€1,750			$(122)
For cash flow hedges of foreign currency derivatives, the estimated pre-tax losses expected to be reclassified from AOCI to earnings for the year ending December 31, 2024 are $11 million for Southern Power.

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
The fair value of energy-related derivatives, interest rate derivatives, and foreign currency derivatives was reflected in the balance sheets as follows:

	2023		2022
Derivative Category and Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
	(in millions)
Southern Company
Energy-related derivatives designated as hedging instruments for regulatory purposes
Assets from risk management activities/Liabilities from risk management activities	$12	$198	$123	$121
Other deferred charges and assets/Other deferred credits and liabilities	31	117	52	44
Total derivatives designated as hedging instruments for regulatory purposes	43	315	175	165
Derivatives designated as hedging instruments in cash flow and fair value hedges
Energy-related derivatives:
Assets from risk management activities/Liabilities from risk management activities	—	29	3	27
Other deferred charges and assets/Other deferred credits and liabilities	3	4	6	4
Interest rate derivatives:
Assets from risk management activities/Liabilities from risk management activities	—	74	12	62
Other deferred charges and assets/Other deferred credits and liabilities	—	190	—	240
Foreign currency derivatives:
Assets from risk management activities/Liabilities from risk management activities	—	34	—	34
Other deferred charges and assets/Other deferred credits and liabilities	—	88	—	182
Total derivatives designated as hedging instruments in cash flow and fair value hedges	3	419	21	549
Energy-related derivatives not designated as hedging instruments
Assets from risk management activities/Liabilities from risk management activities	8	8	13	13
Other deferred charges and assets/Other deferred credits and liabilities	1	2	2	1
Total derivatives not designated as hedging instruments	9	10	15	14
Gross amounts recognized	55	744	211	728
Gross amounts offset(a)	(23)	(85)	(70)	(111)
Net amounts recognized in the Balance Sheets(b)	$32	$659	$141	$617

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

	2023		2022
Derivative Category and Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
	(in millions)
Alabama Power(c)
Energy-related derivatives designated as hedging instruments for regulatory purposes
Other current assets/Other current liabilities	$6	$69	$42	$21
Other deferred charges and assets/Other deferred credits and liabilities	9	41	20	18
Total derivatives designated as hedging instruments for regulatory purposes	15	110	62	39
Gross amounts offset	(10)	(10)	(24)	(24)
Net amounts recognized in the Balance Sheets	$5	$100	$38	$15

Georgia Power
Energy-related derivatives designated as hedging instruments for regulatory purposes
Other current assets/Other current liabilities	$2	$82	$36	$43
Other deferred charges and assets/Other deferred credits and liabilities	10	42	6	18
Total derivatives designated as hedging instruments for regulatory purposes	12	124	42	61
Energy-related derivatives not designated as hedging instruments
Other deferred charges and assets/Other deferred credits and liabilities	1	—	—	1
Gross amounts recognized	13	124	42	62
Gross amounts offset	(11)	(11)	(21)	(21)
Net amounts recognized in the Balance Sheets	$2	$113	$21	$41

Mississippi Power(c)
Energy-related derivatives designated as hedging instruments for regulatory purposes
Other current assets/Other current liabilities	$3	$27	$33	$24
Other deferred charges and assets/Other deferred credits and liabilities	12	34	26	8
Total derivatives designated as hedging instruments for regulatory purposes	15	61	59	32
Gross amounts offset	(14)	(14)	(17)	(17)
Net amounts recognized in the Balance Sheets	$1	$47	$42	$15

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

	2023		2022
Derivative Category and Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
	(in millions)
Southern Power
Derivatives designated as hedging instruments in cash flow and fair value hedges
Energy-related derivatives:
Other current assets/Other current liabilities	$—	$5	$—	$12
Other deferred charges and assets/Other deferred credits and liabilities	3	—	5	—
Foreign currency derivatives:
Other current assets/Other current liabilities	—	11	—	11
Other deferred charges and assets/Other deferred credits and liabilities	—	11	—	36
Total derivatives designated as hedging instruments in cash flow and fair value hedges	3	27	5	59
Energy-related derivatives not designated as hedging instruments
Other current assets/Other current liabilities	—	—	2	—
Other deferred charges and assets/Other deferred credits and liabilities	—	—	1	—
Total derivatives not designated as hedging instruments	—	—	3	—
Net amounts recognized in the Balance Sheets	$3	$27	$8	$59

Southern Company Gas
Energy-related derivatives designated as hedging instruments for regulatory purposes
Other current assets/Other current liabilities	$1	$20	$12	$33
Derivatives designated as hedging instruments in cash flow and fair value hedges
Energy-related derivatives:
Other current assets/Other current liabilities	—	24	3	15
Other deferred charges and assets/Other deferred credits and liabilities	—	4	1	4
Interest rate derivatives:
Other current assets/Other current liabilities	—	20	—	14
Other deferred charges and assets/Other deferred credits and liabilities	—	59	—	72
Total derivatives designated as hedging instruments in cash flow and fair value hedges	—	107	4	105
Energy-related derivatives not designated as hedging instruments
Other current assets/Other current liabilities	7	8	11	12
Other deferred charges and assets/Other deferred credits and liabilities	1	2	1	1
Total derivatives not designated as hedging instruments	8	10	12	13
Gross amounts recognized	9	137	28	151
Gross amounts offset(a)	12	(50)	—	(41)
Net amounts recognized in the Balance Sheets(b)	$21	$87	$28	$110
(a)Gross amounts offset includes cash collateral held on deposit in broker margin accounts of $62 million and $41 million at December 31, 2023 and 2022, respectively.
(b)Net amounts of derivative instruments outstanding exclude immaterial premium and intrinsic value associated with weather derivatives for all periods presented.
(c)Energy-related derivatives not designated as hedging instruments were immaterial at December 31, 2022. There were no such instruments at December 31, 2023.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

At December 31, 2023 and 2022, the pre-tax effects of unrealized derivative gains (losses) arising from energy-related derivative instruments designated as regulatory hedging instruments and deferred were as follows:

Regulatory Hedge Unrealized Gain (Loss) Recognized in the Balance Sheets
Derivative Category and Balance Sheet Location	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Company Gas
	(in millions)
At December 31, 2023:
Energy-related derivatives:
Other regulatory assets, current	$(180)	$(67)	$(80)	$(25)	$(8)
Other regulatory assets, deferred	(87)	(32)	(33)	(22)	—
Other regulatory liabilities, current	9	4	—	1	4
Other regulatory liabilities, deferred	1	—	1	—	—
Total energy-related derivative gains (losses)	$(257)	$(95)	$(112)	$(46)	$(4)

At December 31, 2022:
Energy-related derivatives:
Other regulatory assets, current	$(71)	$(8)	$(26)	$(13)	$(24)
Other regulatory assets, deferred	(23)	(7)	(14)	(2)	—
Other regulatory liabilities, current	72	29	19	22	2
Other regulatory liabilities, deferred	31	9	2	20	—
Total energy-related derivative gains (losses)	$9	$23	$(19)	$27	$(22)
For the years ended December 31, 2023, 2022, and 2021, the pre-tax effects of cash flow and fair value hedge accounting on AOCI for the applicable Registrants were as follows:

Gain (Loss) From Derivatives Recognized in OCI	2023	2022	2021
	(in millions)
Southern Company
Cash flow hedges:
Energy-related derivatives	$(81)	$3	$34
Interest rate derivatives	(12)	46	5
Foreign currency derivatives	14	(105)	(103)
Fair value hedges(*):
Foreign currency derivatives	21	(24)	(3)
Total	$(58)	$(80)	$(67)
Georgia Power
Cash flow hedges:
Interest rate derivatives	$(2)	$31	$—
Southern Power
Cash flow hedges:
Energy-related derivatives	$(18)	$(15)	$12
Foreign currency derivatives	14	(105)	(103)
Total	$(4)	$(120)	$(91)
Southern Company Gas
Cash flow hedges:
Energy-related derivatives	$(63)	$18	$22
(*)Represents amounts excluded from the assessment of effectiveness for which the difference between changes in fair value and periodic amortization is recorded in OCI.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

The pre-tax effects of interest rate derivatives designated as cash flow hedging instruments on AOCI were immaterial for Alabama Power for all years presented and immaterial for Mississippi Power in 2023.
The pre-tax effects of cash flow and fair value hedge accounting on income for the years ended December 31, 2023, 2022, and 2021 were as follows:

Location and Amount of Gain (Loss) Recognized in Income on Cash Flow and Fair Value Hedging Relationships	2023	2022	2021
	(in millions)
Southern Company
Total cost of natural gas	$1,644	$3,004	$1,619
Gain (loss) on energy-related cash flow hedges(a)	(44)	37	17
Total other operations and maintenance	6,093	6,573	5,902
Gain (loss) on energy-related cash flow hedges(a)	(2)	—	—
Total depreciation and amortization	4,525	3,663	3,565
Gain (loss) on energy-related cash flow hedges(a)	(23)	(5)	9
Total interest expense, net of amounts capitalized	(2,446)	(2,022)	(1,837)
Gain (loss) on interest rate cash flow hedges(a)	(35)	(25)	(27)
Gain (loss) on foreign currency cash flow hedges(a)	(11)	(19)	(24)
Gain (loss) on interest rate fair value hedges(b)	37	(291)	(30)
Total other income (expense), net	553	500	449
Gain (loss) on foreign currency cash flow hedges(a)(c)	19	(83)	(104)
Gain (loss) on foreign currency fair value hedges	69	(106)	(63)
Amount excluded from effectiveness testing recognized in earnings	(21)	24	3
Southern Power
Total depreciation and amortization	$504	$516	$517
Gain (loss) on energy-related cash flow hedges(a)	(23)	(5)	9
Total interest expense, net of amounts capitalized	(129)	(138)	(147)
Gain (loss) on foreign currency cash flow hedges(a)	(11)	(19)	(24)
Total other income (expense), net	12	7	10
Gain (loss) on foreign currency cash flow hedges(a)(c)	19	(83)	(104)
Southern Company Gas
Total cost of natural gas	$1,644	$3,004	$1,619
Gain (loss) on energy-related cash flow hedges(a)	(44)	37	17
Total other operations and maintenance	1,194	1,176	1,072
Gain (loss) on energy-related cash flow hedges(a)	(2)	—	—
Total interest expense, net of amounts capitalized	(310)	(263)	(238)
Gain (loss) on interest rate cash flow hedges(a)	(19)	(4)	—
Gain (loss) on interest rate fair value hedges(b)	6	(86)	—
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
The pre-tax effects of cash flow hedge accounting on income for interest rate derivatives were immaterial for the traditional electric operating companies for all years presented.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

At December 31, 2023 and 2022, the following amounts were recorded on the balance sheets related to cumulative basis adjustments for fair value hedges:

	Carrying Amount of the Hedged Item		Cumulative Amount of Fair Value Hedging Adjustment included in Carrying Amount of the Hedged Item
Balance Sheet Location of Hedged Items	At December 31, 2023	At December 31, 2022	At December 31, 2023	At December 31, 2022
	(in millions)		(in millions)
Southern Company
Long-term debt	$(3,024)	$(2,927)	$235	$282

Southern Company Gas
Long-term debt	$(427)	$(415)	$70	$81
The pre-tax effects of energy-related derivatives not designated as hedging instruments on the statements of income of Southern Company and Southern Company Gas for the years ended December 31, 2023, 2022, and 2021 were as follows:

		Gain (Loss)
Derivatives in Non-Designated Hedging Relationships	Statements of Income Location	2023	2022	2021
		(in millions)
Energy-related derivatives	Natural gas revenues(*)	$—	$(11)	$(117)
	Cost of natural gas	59	(65)	(27)
Total derivatives in non-designated hedging relationships		$59	$(76)	$(144)
(*)    Excludes the impact of weather derivatives recorded in natural gas revenues of $15 million and $(7) million for 2023 and 2022, respectively, as they are accounted for based on intrinsic value rather than fair value. There was no weather derivatives impact for 2021.
The pre-tax effects of energy-related derivatives not designated as hedging instruments were immaterial for all other Registrants for all years presented.
Contingent Features
The Registrants do not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain derivatives that could require collateral, but not accelerated payment, in the event of various credit rating changes of certain Southern Company subsidiaries. Generally, collateral may be provided by a Southern Company guaranty, letter of credit, or cash. At December 31, 2023, the Registrants had no collateral posted with derivative counterparties to satisfy these arrangements.
For Southern Company, the fair value of foreign currency derivative liabilities and interest rate derivative liabilities with contingent features, and the maximum potential collateral requirements arising from the credit-risk-related contingent features at a rating below BBB- and/or Baa3, was $52 million at December 31, 2023. For Southern Power, the fair value of foreign currency derivative liabilities with contingent features, and the maximum potential collateral requirements arising from the credit-risk-related contingent features at a rating below BBB- and/or Baa3, was immaterial at December 31, 2023. For the traditional electric operating companies and Southern Power, energy-related derivative liabilities with contingent features and the maximum potential collateral requirements arising from the credit-risk-related contingent features, at a rating below BBB- and/or Baa3, were immaterial at December 31, 2023. The maximum potential collateral requirements arising from the credit-risk-related contingent features for the traditional electric operating companies and Southern Power include certain agreements that could require collateral in the event that one or more Southern Company power pool participants has a credit rating change to below investment grade.
Alabama Power and Southern Power maintain accounts with certain regional transmission organizations to facilitate financial derivative transactions and they may be required to post collateral based on the value of the positions in these accounts and the associated margin requirements. At December 31, 2023, cash collateral posted in these accounts was immaterial for Alabama Power and Southern Power. Southern Company Gas maintains accounts with brokers or the clearing houses of certain exchanges to facilitate financial derivative transactions. Based on the value of the positions in these accounts and the associated margin requirements, Southern Company Gas may be required to deposit cash into these accounts. At December 31, 2023, cash collateral held on deposit in broker margin accounts was $62 million.

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
Southern Company
In October 2021, Southern Company completed the sale of a leveraged lease investment to the lessee for $45 million. No gain or loss was recognized on the sale; however, it did result in the recognition of approximately $16 million of additional tax benefits. Prior to the sale, in the second quarter 2021, a charge of $7 million ($6 million after tax) was recorded to reduce the investment to its estimated fair value, less costs to sell.
In December 2021, Southern Company completed the termination of its leasehold interest in assets associated with its two international leveraged lease projects and received cash proceeds of approximately $673 million after the accelerated exercise of the lessee's purchase options. The pre-tax gain associated with the transaction was approximately $93 million ($99 million gain after tax).
Alabama Power
In September 2022, Alabama Power completed its acquisition of the Calhoun Generating Station, which was accounted for as an asset acquisition. The total purchase price was $179 million, of which $171 million was related to net assets recorded within property, plant, and equipment on the balance sheet and reflected in property additions within the investing section of the statement of cash flows. The remainder primarily related to fossil fuel stock and materials and supplies. See Note 2 under "Alabama Power – Rate CNP New Plant" for additional information.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

Southern Power
Southern Power's acquisition-related costs for the projects discussed under "Asset Acquisitions" and "Construction Projects" were not material for any of the years presented. There were no asset acquisitions during 2022.
Asset Acquisitions

Project Facility	Resource	Seller	Approximate Nameplate Capacity (MW)	Location	Southern Power Ownership Percentage	Expected/Actual COD	PPA Contract Period
Asset Acquisitions During 2023
Millers Branch(a)	Solar	EDF Renewables Development, Inc.	200	Haskell County, TX	100%	Fourth quarter 2025	20 years
South Cheyenne	Solar	Hanwha Q Cells USA Corp.	150	Laramie County, WY	100%	Second quarter 2024	20 years
Asset Acquisitions During 2021
Deuel Harvest(b)	Wind	Invenergy Renewables LLC	300	Deuel County, SD	100% of Class B	February 2021	25 years and 15 years
(a)The project includes an option to expand capacity up to an additional 300 MWs. Subsequent to December 31, 2023, Southern Power committed to expand the construction of the facility through a second phase adding up to 205 MWs, with commercial operation expected to occur in the second quarter 2026.
(b)In March 2021, Southern Power acquired a controlling interest in the project from Invenergy Renewables LLC and completed a tax equity transaction whereby it sold the Class A membership interests in the project. Southern Power consolidates the project's operating results in its financial statements and the tax equity partner and Invenergy Renewables LLC each own a noncontrolling interest.
The aggregate purchase price for the two projects acquired during 2023 was $193 million, which is primarily recorded within construction work in progress on the balance sheet at December 31, 2023.
Construction Projects

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
(a)In 2020, Southern Power restructured its ownership of the project, while retaining the controlling interests, by contributing the Class A membership interests to an existing partnership and selling 100% of the Class B membership interests. During 2021, Southern Power further restructured its ownership in the battery energy storage projects and completed tax equity transactions whereby it sold the Class A membership interests in the projects. Southern Power consolidates each project's operating results in its financial statements and the tax equity partner and two other partners each own a noncontrolling interest. See Note 9 under "Lessor" for additional information.
(b)The facility has a total capacity of 88 MWs, of which 73 MWs were placed in service in 2021 and 15 MWs were placed in service in 2022.
(c)The facility has a total capacity of 72 MWs, of which 32 MWs were placed in service in 2021 and 40 MWs were placed in service in 2022.
(d)In December 2020, Southern Power purchased 100% of the membership interests of the Glass Sands facility.
Development Projects
Southern Power purchased wind turbine equipment in 2016 and 2017 for deployment to development and construction projects. All of this equipment has either been deployed to projects that have been completed or has been sold to third parties. Gains on wind turbine equipment contributed to various equity method investments totaled approximately $37 million in 2021.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

Southern Company Gas
Sale of Sequent
In July 2021, Southern Company Gas affiliates completed the sale of Sequent to Williams Field Services Group for a total cash purchase price of $159 million, including final working capital adjustments. The pre-tax gain associated with the transaction was approximately $121 million ($92 million after tax). The sale resulted in $85 million of additional tax expense.
Sale of Natural Gas Storage Facilities
In September 2022, certain affiliates of Southern Company Gas entered into agreements to sell two natural gas storage facilities located in California and Texas for an aggregate purchase price of $186 million, plus working capital and certain other adjustments. The sale of the Texas facility was completed in November 2022 and the sale of the California facility was completed on September 22, 2023. Both sales resulted in an immaterial loss. Completion of the sale of the Texas facility was subject to release of a Southern Company Gas parent guarantee, which was executed in October 2022 and, as a result, Southern Company Gas recorded pre-tax impairment charges totaling approximately $131 million ($99 million after tax) in the fourth quarter 2022.
16. SEGMENT AND RELATED INFORMATION
Southern Company
Southern Company's reportable business segments are the sale of electricity by the traditional electric operating companies, the sale of electricity in the competitive wholesale market by Southern Power, and the sale of natural gas and other complementary products and services by Southern Company Gas. Revenues from sales by Southern Power to the traditional electric operating companies were $537 million, $875 million, and $515 million in 2023, 2022, and 2021, respectively. Revenues from sales of natural gas from Southern Company Gas to the traditional electric operating companies were immaterial for all periods presented. Revenues from sales of natural gas from Southern Company Gas (prior to its sale of Sequent) to Southern Power were $18 million in 2021. The "All Other" column includes the Southern Company parent entity, which does not allocate operating expenses to business segments. Also, this category includes segments below the quantitative threshold for separate disclosure. These segments include providing distributed energy and resilience solutions and deploying microgrids for commercial, industrial, governmental, and utility customers, as well as investments in telecommunications. All other inter-segment revenues are not material.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

Financial data for business segments and products and services for the years ended December 31, 2023, 2022, and 2021 was as follows:

	Electric Utilities
	Traditional Electric Operating Companies	Southern Power	Eliminations	Total	Southern Company Gas	All Other	Eliminations	Consolidated
	(in millions)
2023
Operating revenues	$18,358	$2,189	$(549)	$19,998	$4,702	$718	$(165)	$25,253
Depreciation and amortization	3,361	504	—	3,865	582	78	—	4,525
Interest income	69	7	—	76	9	26	(26)	85
Earnings from equity method investments	(1)	—	—	(1)	140	5	—	144
Interest expense	1,145	129	—	1,274	310	879	(17)	2,446
Income taxes (benefit)	571	12	—	583	211	(298)	—	496
Segment net income (loss)(a)(b)(c)(d)	3,637	357	—	3,994	615	(635)	2	3,976
Goodwill	—	2	—	2	5,015	144	—	5,161
Total assets	100,429	12,761	(545)	112,645	25,083	2,446	(843)	139,331
2022
Operating revenues	$20,408	$3,369	$(904)	$22,873	$5,962	$593	$(149)	$29,279
Depreciation and amortization	2,513	516	—	3,029	559	75	—	3,663
Interest income	44	3	—	47	3	16	(7)	59
Earnings from equity method investments	—	—	—	—	148	3	—	151
Interest expense	929	138	—	1,067	263	694	(2)	2,022
Income taxes (benefit)	828	20	—	848	180	(233)	—	795
Segment net income (loss)(a)(b)(e)(f)	3,318	354	—	3,672	572	(711)	(9)	3,524
Goodwill	—	2	—	2	5,015	144	—	5,161
Total assets	95,861	13,081	(659)	108,283	24,621	2,665	(678)	134,891
2021
Operating revenues	$16,614	$2,216	$(530)	$18,300	$4,380	$582	$(149)	$23,113
Depreciation and amortization	2,436	517	—	2,953	536	76	—	3,565
Interest income	20	1	—	21	—	4	(3)	22
Earnings from equity method investments	1	—	—	1	50	24	1	76
Interest expense	821	147	—	968	238	631	—	1,837
Income taxes (benefit)	232	(13)	—	219	275	(227)	—	267
Segment net income (loss)(a)(b)(g)(h)(i)	1,981	266	—	2,247	539	(384)	(9)	2,393
Goodwill	—	2	—	2	5,015	263	—	5,280
Total assets	89,051	13,390	(667)	101,774	23,560	2,975	(775)	127,534

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

(a)Attributable to Southern Company.
(b)For the traditional electric operating companies, includes pre-tax charges (credits) to income at Georgia Power for the estimated probable loss associated with the construction of Plant Vogtle Units 3 and 4 of $(68) million ($(50) million after tax) in 2023, $183 million ($137 million after tax) in 2022, and $1.7 billion ($1.3 billion after tax) in 2021. See Note 2 under "Georgia Power – Nuclear Construction" for additional information.
(c)For Southern Power, includes an $18 million pre-tax loss recovery ($9 million after tax and partnership allocations) related to an arbitration award and a $16 million pre-tax gain ($12 million after tax) on the sale of spare parts. See Note 3 under "General Litigation Matters – Southern Power" for additional information.
(d)For Southern Company Gas, includes pre-tax charges totaling approximately $96 million ($72 million after tax) associated with the disallowance of certain capital investments at Nicor Gas. See Note 2 under "Southern Company Gas" for additional information.
(e)For Southern Company Gas, includes pre-tax impairment charges totaling approximately $131 million ($99 million after tax) related to the sale of natural gas storage facilities. See Note 15 under "Southern Company Gas" for additional information.
(f)For the "All Other" column, includes a $119 million goodwill impairment loss (pre-tax and after tax) at PowerSecure. See Note 1 under "Goodwill and Other Intangible Assets" for additional information.
(g)For Southern Power, includes gains on wind turbine equipment contributed to various equity method investments totaling approximately $37 million pre-tax ($28 million after tax). See Notes 7 and 15 under "Southern Power" for additional information.
(h)For Southern Company Gas, includes a pre-tax gain of $121 million ($92 million after tax) related to its sale of Sequent, as well as the resulting $85 million of additional tax expense due to changes in state apportionment rates, and pre-tax impairment charges totaling $84 million ($67 million after tax) related to its equity method investment in the PennEast Pipeline project. See Notes 7 and 15 under "Southern Company Gas" for additional information.
(i)For the "All Other" column, includes a pre-tax gain of $93 million ($99 million gain after tax) associated with the termination of two leveraged leases projects. See Note 15 under "Southern Company" for additional information.
Products and Services

Electric Utilities' Revenues
Year	Retail	Wholesale	Other	Total
	(in millions)
2023	$16,343	$2,467	$1,188	$19,998
2022	18,197	3,641	1,035	22,873
2021	14,852	2,455	993	18,300

Southern Company Gas' Revenues
Year	Gas Distribution Operations	Gas Marketing Services	All Other	Total
	(in millions)
2023	$4,090	$548	$64	$4,702
2022	5,240	638	84	5,962
2021	3,656	475	249	4,380

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

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

Financial data for business segments for the years ended December 31, 2023, 2022, and 2021 was as follows:

	Gas Distribution Operations	Gas Pipeline Investments	Wholesale Gas Services(a)	Gas Marketing Services	Total	All Other	Eliminations	Consolidated
	(in millions)
2023
Operating revenues	$4,105	$32	$—	$548	$4,685	$36	$(19)	$4,702
Depreciation and amortization	561	5	—	15	581	1	—	582
Operating income (loss)	804	22	—	130	956	(4)	(13)	939
Earnings from equity method investments	—	140	—	—	140	—	—	140
Interest expense	275	32		3	310	—	—	310
Income taxes	126	32	—	37	195	16	—	211
Segment net income (loss)(b)	441	98	—	91	630	(15)	—	615
Total assets	22,906	1,534	—	1,615	26,055	9,675	(10,647)	25,083
2022
Operating revenues	$5,267	$32	$—	$638	$5,937	$55	$(30)	$5,962
Depreciation and amortization	516	5	—	16	537	22	—	559
Operating income (loss)	803	21	—	133	957	(135)	(8)	814
Earnings from equity method investments	—	148	—	—	148	—	—	148
Interest expense	229	27	—	3	259	4	—	263
Income taxes (benefit)	145	35	—	37	217	(37)	—	180
Segment net income (loss)(c)	470	107	—	94	671	(99)	—	572
Total assets	22,040	1,577	—	1,616	25,233	8,943	(9,555)	24,621
2021
Operating revenues	$3,679	$32	$188	$475	$4,374	$38	$(32)	$4,380
Depreciation and amortization	482	5	—	18	505	31	—	536
Operating income (loss)	708	21	241	125	1,095	(40)	—	1,055
Earnings from equity method investments	—	50	—	—	50	—	—	50
Interest expense	207	25	2	3	237	1	—	238
Income taxes	120	27	32	34	213	62	—	275
Segment net income (loss)(d)(e)(f)	412	19	107	88	626	(87)	—	539
Total assets	20,917	1,467	31	1,556	23,971	12,114	(12,525)	23,560
(a)As a result of the sale of Sequent, wholesale gas services is no longer a reportable segment in 2023 or 2022. Prior to the sale of Sequent, the revenues for wholesale gas services were netted with costs associated with its energy and risk management activities. A reconciliation of operating revenues and intercompany revenues is shown in the following table.

	Third Party Gross Revenues	Intercompany Revenues	Total Gross Revenues	Less Gross Gas Costs	Operating Revenues
	(in millions)
2021	$3,881	$90	$3,971	$3,783	$188
(b)For gas distribution operations, includes pre-tax charges totaling approximately $96 million ($72 million after tax) associated with the disallowance of certain capital investments at Nicor Gas. See Note 2 under "Southern Company Gas" for additional information.
(c)For the "All Other" column, includes pre-tax impairment charges totaling approximately $131 million ($99 million after tax) related to the sale of natural gas storage facilities. See Note 15 under "Southern Company Gas" for additional information.
(d)For gas pipeline investments, includes pre-tax impairment charges totaling $84 million ($67 million after tax) related to the equity method investment in the PennEast Pipeline project. See Note 7 under "Southern Company Gas" for additional information.
(e)For wholesale gas services, includes a pre-tax gain of $121 million ($92 million after tax) related to the sale of Sequent.
(f)For the "All Other" column, includes $85 million of additional tax expense as a result of the sale of Sequent.

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
There have been no changes in Southern Company's, Alabama Power's, Georgia Power's, Mississippi Power's, Southern Power's, or Southern Company Gas' internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fourth quarter 2023 that have materially affected or are reasonably likely to materially affect Southern Company's, Alabama Power's, Georgia Power's, Mississippi Power's, Southern Power's, or Southern Company Gas' internal control over financial reporting.
Item 9B.OTHER INFORMATION
There were no adoptions, modifications, or terminations of "Rule 10b5-1 trading arrangements" or "non-Rule 10b5-1 trading arrangements," as defined in Item 408(a) of Regulation S-K, during the three months ended December 31, 2023 by the Registrants' directors and "officers," as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended.
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
Under management's supervision, an evaluation of the design and effectiveness of Southern Company's internal control over financial reporting was conducted based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Southern Company's internal control over financial reporting was effective as of December 31, 2023.
Deloitte & Touche LLP, as auditors of Southern Company's financial statements, has issued an attestation report on the effectiveness of Southern Company's internal control over financial reporting as of December 31, 2023, which is included herein.

/s/ Christopher C. Womack
Christopher C. Womack
Chairman, President, and Chief Executive Officer

/s/ Daniel S. Tucker
Daniel S. Tucker
Executive Vice President and Chief Financial Officer
February 14, 2024

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
Under management's supervision, an evaluation of the design and effectiveness of Alabama Power's internal control over financial reporting was conducted based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Alabama Power's internal control over financial reporting was effective as of December 31, 2023.

/s/ J. Jeffrey Peoples
J. Jeffrey Peoples
Chairman, President, and Chief Executive Officer

/s/ Moses H. Feagin
Moses H. Feagin
Executive Vice President, Chief Financial Officer, and Treasurer
February 14, 2024

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
Under management's supervision, an evaluation of the design and effectiveness of Georgia Power's internal control over financial reporting was conducted based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Georgia Power's internal control over financial reporting was effective as of December 31, 2023.

/s/ Kimberly S. Greene
Kimberly S. Greene
Chairman, President, and Chief Executive Officer

/s/ Aaron P. Abramovitz
Aaron P. Abramovitz
Executive Vice President, Chief Financial Officer, and Treasurer
February 14, 2024

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
Under management's supervision, an evaluation of the design and effectiveness of Mississippi Power's internal control over financial reporting was conducted based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Mississippi Power's internal control over financial reporting was effective as of December 31, 2023.

/s/ Anthony L. Wilson
Anthony L. Wilson
Chairman, President, and Chief Executive Officer

/s/ Matthew P. Grice
Matthew P. Grice
Vice President, Chief Financial Officer, and Treasurer
February 14, 2024

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
Under management's supervision, an evaluation of the design and effectiveness of Southern Power's internal control over financial reporting was conducted based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Southern Power's internal control over financial reporting was effective as of December 31, 2023.

/s/ Christopher Cummiskey
Christopher Cummiskey
Chairman and Chief Executive Officer

/s/ Gary Kerr
Gary Kerr
Senior Vice President, Chief Financial Officer, and Treasurer
February 14, 2024

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
Under management's supervision, an evaluation of the design and effectiveness of Southern Company Gas' internal control over financial reporting was conducted based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Southern Company Gas' internal control over financial reporting was effective as of December 31, 2023.

/s/ James Y. Kerr II
James Y. Kerr II
Chairman, President, and Chief Executive Officer

/s/ Grace A. Kolvereid
Grace A. Kolvereid
Executive Vice President, Chief Financial Officer, and Treasurer
February 14, 2024

    Table of Contents                                Index to Financial Statements
PART III
Items 10 (other than the information under "Code of Ethics" below), 11, 12, 13, and 14 for Southern Company are incorporated by reference to Southern Company's Definitive Proxy Statement relating to the 2024 Annual Meeting of Stockholders. Specifically, reference is made to "Corporate Governance at Southern Company" and "Biographical Information about our Nominees for Director," as well as "Delinquent Section 16(a) Reports," if required, for Item 10, "Compensation Discussion and Analysis," "Executive Compensation Tables," and "Director Compensation" for Item 11, "Stock Ownership Information," "Executive Compensation Tables," and "Equity Compensation Plan Information" for Item 12, "Biographical Information about our Nominees for Director" and "Corporate Governance at Southern Company" for Item 13, and "Principal Independent Registered Public Accounting Firm Fees" for Item 14.
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
III-1

    Table of Contents                                Index to Financial Statements
Item 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES
The following represents fees billed to the Subsidiary Registrants in 2023 and 2022 by Deloitte & Touche LLP, each company's principal public accountant:

	2023	2022
	(in thousands)
Alabama Power
Audit Fees (1)	$3,830	$2,860
Audit-Related Fees (2)	126	160
Tax Fees	—	—
All Other Fees (3)	139	165
Total	$4,095	$3,185
Georgia Power
Audit Fees (1)	$5,611	$3,973
Audit-Related Fees (4)	162	307
Tax Fees	—	—
All Other Fees (3)	134	148
Total	$5,907	$4,428
Mississippi Power
Audit Fees (1)	$714	$1,432
Audit-Related Fees (5)	8	113
Tax Fees	—	—
All Other Fees (3)	31	29
Total	$753	$1,574
Southern Power
Audit Fees (1)	$1,105	$1,671
Audit-Related Fees(6)	2,333	2,070
Tax Fees	—	—
All Other Fees (3)	53	38
Total	$3,491	$3,779
Southern Company Gas
Audit Fees (1)(7)	$2,648	$3,863
Audit-Related Fees (8)	800	350
Tax Fees	—	—
All Other Fees (3)	72	66
Total	$3,520	$4,279
(1)Includes services performed in connection with financing transactions.
(2)Represents fees for non-statutory audit services and audit services associated with reviewing internal controls for a system implementation in 2022 and attest services related to GHG emissions in 2023 and 2022 and sustainability bond expenditures in 2023.
(3)Represents registration fees for attendance at Deloitte & Touche LLP-sponsored education seminars and other non-audit advisory services.
(4)Represents fees for non-statutory audit services and audit services associated with reviewing internal controls for a system implementation in 2022 and attest services related to GHG emissions and sustainability bond expenditures in 2023 and 2022.
(5)Represents fees for non-statutory audit services and audit services associated with reviewing internal controls for a system implementation in 2022 and attest services related to sustainability bond expenditures in 2022 and GHG emissions in 2023 and 2022.
(6)Represents fees in connection with audits of Southern Power partnerships, attest services related to GHG emissions in 2023 and 2022, and agreed upon procedures in 2023.
(7)Includes fees in connection with statutory audits of several Southern Company Gas subsidiaries.
(8)Represents fees for non-statutory audit services and audit services associated with reviewing internal controls for a system implementation in 2022, attest services related to GHG emissions and sustainability bond expenditures in 2023 and 2022, and audit services associated with a forecast review in 2023.
The Southern Company Audit Committee (on behalf of Southern Company and its subsidiaries) has a Policy of Engagement of the Independent Auditor for Audit and Non-Audit Services that includes pre-approval requirements for the audit and non-audit services provided by Deloitte & Touche LLP. All of the services provided by Deloitte & Touche LLP in fiscal years 2023 and 2022 and related fees were approved in advance by the Southern Company Audit Committee.
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
Reports of Independent Registered Public Accounting Firm (Deloitte & Touche LLP, PCAOB ID: 34) on the financial statements and financial statement schedules for Southern Company and Subsidiary Companies, Alabama Power Company, Georgia Power Company, Mississippi Power Company, Southern Power Company and Subsidiary Companies, and Southern Company Gas and Subsidiary Companies are listed under Item 8 herein. Also included in Item 8 herein is the Report of Independent Registered Public Accounting Firm (BDO USA, P.C.; Houston, Texas; PCAOB ID: 243) on the financial statements of Southern Natural Gas Company, L.L.C., Southern Company Gas' investment which is accounted for by the use of the equity method.
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

Item 16.FORM 10-K SUMMARY

None.

    Table of Contents                                Index to Financial Statements
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022, AND 2021

		Additions
Description	Balance at Beginning of Period	Charged to Income	Charged to Other Accounts	Deductions(a)	Balance at End of Period
	(in millions)
Provision for uncollectible accounts:

Southern Company(b)
2023	$71	$87	$3	$93	$68
2022	78	71	(1)	77	71
2021	118	51	(23)	68	78

Alabama Power
2023	$14	$16	$—	$14	$16
2022	14	10	—	10	14
2021	43	(7)	—	22	14

Georgia Power(b)
2023	$3	$26	$—	$25	$4
2022	2	21	—	20	3
2021	26	16	(23)	17	2

Mississippi Power
2023	$1	$2	$—	$2	$1
2022	1	1	1	2	1
2021	1	1	—	1	1

Southern Power
2023	$1	$—	$—	$—	$1
2022	5	(2)	—	2	1
2021	—	5	—	—	5

Southern Company Gas
2023	$50	$43	$3	$52	$44
2022	39	55	—	44	50
2021	40	26	—	27	39
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

    Table of Contents                                Index to Financial Statements
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022, AND 2021

		Additions
Description	Balance at Beginning of Period	Charged to Income	Charged to Other Accounts	Deductions	Balance at End of Period
	(in millions)
Tax valuation allowance (net state):

Southern Company(a)(b)
2023	$207	$(14)	$(25)	$—	$168
2022	169	68	(30)	—	207
2021	112	57	—	—	169

Georgia Power(a)
2023	$98	$(15)	$(23)	$—	$60
2022	58	70	(30)	—	98
2021	28	30	—	—	58

Mississippi Power(b)
2023	$32	$—	$—	$—	$32
2022	32	—	—	—	32
2021	32	—	—	—	32

Southern Power(b)
2023	$21	$—	$—	$—	$21
2022	21	—	—	—	21
2021	27	(6)	—	—	21

Southern Company Gas(b)
2023	$7	$—	$(2)	$—	$5
2022	7	—	—	—	7
2021	4	3	—	—	7
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
Amended and Restated By-laws of Alabama Power effective October 16, 2023, and as presently in effect. (Designated in Form 10-Q for the quarter ended September 30, 2023, File No 1-3164, as Exhibit 3(b)1.)

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

    Table of Contents                                Index to Financial Statements

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
Senior Note Indenture dated as of January 1, 2007, between Southern Company and Computershare Trust Company, N.A., as successor Trustee, and certain indentures supplemental thereto through September 8, 2023. (Designated in Form 8-K dated January 11, 2007, File No. 1-3526, as Exhibit 4.1, in Form 8-K dated May 19, 2016, File No. 1-3526, as Exhibit 4.2(e), in Form 8-K dated May 19, 2016, File No. 1-3526, as Exhibit 4.2(f), in Form 8-K dated May 19, 2016, File No. 1-3526, as Exhibit 4.2(g), in Form 8-K dated April 1, 2020, File No. 1-3526, as Exhibit 4.2, in Form 8-K dated February 23, 2021, File No. 1-3526, as Exhibit 4.4(a), in Form 8-K dated February 23, 2021, File No. 1-3526, as Exhibit 4.4(b), in Form 8-K dated October 3, 2022, File No. 1-3526, as Exhibit 4.4(a), in Form 8-K dated October 3, 2022, File No. 1-3526, as Exhibit 4.4(b), in Form 8-K dated February 28, 2023, File No. 1-3526, as Exhibit 4.2, in Form 8-K dated May 15, 2023, File No. 1-3526, as Exhibit 4.4(a), in Form 8-K dated May 15, 2023, File No. 1-3526, as Exhibit 4.4(b), in Form 8-K dated September 5, 2023, File No. 1-3526, as Exhibit 4.4(a), and in Form 8-K dated September 5, 2023, File No. 1-3526, as Exhibit 4.4(b).)

	(a)	2	—
Subordinated Note Indenture dated as of October 1, 2015, between The Southern Company and Computershare Trust Company, N.A., as successor Trustee, and certain indentures supplemental thereto through May 1, 2022. (Designated in Form 8-K dated October 1, 2015, File No. 1-3526, as Exhibit 4.3, in Form 10-Q for the quarter ended June 30, 2017, File No. 1-3526 as Exhibit 4(a)1, in Form 8-K dated November 17, 2017, File No. 1-3526, as Exhibit 4.4, in Form 8-K dated August 13, 2019, File No. 1-3526, as Exhibit 4.4(a), in Form 8-K dated August 13, 2019, File No. 1-3526, as Exhibit 4.4(b), in Form 8-K dated January 6, 2020, File No. 1-3526 as Exhibit 4.4, in Form 8-K dated September 15, 2020, File No. 1-3526, as Exhibit 4.4(a), in Form 8-K dated September 15, 2020, File No. 1-3526, as Exhibit 4.4(b), in Form 8-K dated May 3, 2021, File No. 1-3526, as Exhibit 4.4, in Form 8-K dated September 13, 2021, File No. 1-3526, as Exhibit 4.4, in Form 8-K dated May 9, 2022, File No. 1-3526, as Exhibit 4.4(a), and in Form 8-K dated May 9, 2022, File No. 1-3526, as Exhibit 4.4(b).)

	(a)	3	—
Description of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended. (Designated in Form 10-K for the year ended December 31, 2022, File No. 1-3526, as Exhibit 4(a)3.)

    Table of Contents                                Index to Financial Statements

Alabama Power
(b)	1	—
Senior Note Indenture dated as of December 1, 1997, between Alabama Power and Regions Bank, as Successor Trustee, and certain indentures supplemental thereto through November 9, 2023. (Designated in Form 8-K dated December 4, 1997, File No. 1-3164, as Exhibit 4.1, bit 4.2, in Form 8-K dated February 11, 2003, File No. 1-3164, as Exhibit 4.2(a), in Form 8-K dated March 12, 2003, File No. 1-3164, as Exhibit 4.2, in Form 8-K dated May 8, 2008, File No. 1-3164, as Exhibit 4.2, in Form 8-K dated February 26, 2009, File No. 1-3164 as Exhibit 4.2, in Form 8-K dated March 3, 2011, File No. 1-3164, as Exhibit 4.2, in Form 8-K dated May 18, 2011, File No. 1-3164, as Exhibit 4.2(b), in Form 8-K dated January 10, 2012, File No. 1-3164, as Exhibit 4.2, in Form 8-K dated November 27, 2012, File No. 1-3164, as Exhibit 4.2, in Form 8-K dated August 20, 2014, File No. 1-3164, as Exhibit 4.6, in Form 8-K dated March 5, 2015, File No. 1-3164, as Exhibit 4.6, in Form 8-K dated April 9, 2015, File No. 1-3164, as Exhibit 4.6(b), in Form 8-K dated January 8, 2016, File No. 1-3164, as Exhibit 4.6, in Form 8-K dated November 2, 2017, File No. 1-3164, as Exhibit 4.6, in Form 8-K dated June 21, 2018, File No. 1-3164, as Exhibit 4.6, in Form 8-K dated September 12, 2019, File No. 1-3164, as Exhibit 4.6, in Form 8-K dated August 24, 2020, File No. 1-3164, as Exhibit 4.6, in Form 8-K dated June 7, 2021, File No. 1-3164, as Exhibit 4.6, in Form 8-K dated November 15, 2021, File No. 1-3164, as Exhibit 4.6, in Form 8-K dated March 2, 2022, File No. 1-3164, as Exhibit 4.6, in Form 8-K dated August 9, 2022, File No. 1-3164, as Exhibit 4.6(a), in Form 8-K dated August 9, 2022, File No. 1-3164, as Exhibit 4.6(b), in Form 8-K dated May 3, 2023, File No. 1-3164, as Exhibit 4.6, and in Form 8-K dated November 6, 2023, File No. 1-3164, as Exhibit 4.6. )

Georgia Power
(c)	1	—
Senior Note Indenture dated as of January 1, 1998, between Georgia Power and Computershare Trust Company, N.A., as Successor Trustee, and certain indentures supplemental thereto through November 8, 2023. (Designated in Form 8-K dated January 21, 1998, File No. 1-6468, as Exhibits 4.1, in Form 8-K dated March 6, 2007, File No. 1-6468, as Exhibit 4.2, in Form 8-K dated February 4, 2009, File No. 1-6468, as Exhibit 4.2, in Form 8-K dated May 24, 2010, File No. 1-6468, as Exhibit 4.2, in Form 8-K dated August 26, 2010, File No. 1-6468, as Exhibit 4.2, in Form 8-K dated February 29, 2012, File No. 1-6468, as Exhibit 4.2, in Form 8-K dated March 12, 2013, File No. 1-6468, as Exhibit 4.2(a), in Form 8-K dated March 2, 2016, File No. 1-6468, as Exhibit 4.2(a), in Form 8-K dated February 28, 2017, File No. 1-6468, as Exhibit 4.2(b), in Form 8-K dated September 4, 2019, File No. 1-6468, as Exhibit 4.2(a), in Form 8-K dated September 4, 2019, File No. 1-6468, as Exhibit 4.2(b), in Form 8-K dated January 8, 2020, File No. 1-6468, as Exhibit 4.2(c), in Form 8-K dated February 22, 2021, File No. 1-6468, as Exhibit 4.2 in Form 8-K dated May 2, 2022, File No. 1-6468, as Exhibit 4.2(a), in Form 8-K dated May 2, 2022, File No. 1-6468, as Exhibit 4.2(b), in Form 8-K dated May 1, 2023, File No. 1-6468, as Exhibit 4.2(a), in Form 8-K dated May 1, 2023, File No. 1-6468, as Exhibit 4.2(b), and in Form 8-K dated November 3, 2023, File No.1-6468, as Exhibit 4.2.)

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

(d)	2	—
Senior Note Indenture dated as of June 1, 2023, between Mississippi Power and Regions Bank, as Trustee, and certain indentures supplemental thereto through June 28, 2023. (Designated in Form 10-Q for the quarter ended June 30, 2023, File No. 001-11229, as Exhibit 4(d)1, in Form 10-Q for the quarter ended June 30, 2023, File No. 001-11229, as Exhibit 4(d)2, and in Form 10-Q for the quarter ended June 30, 2023, file No. 001-11229, as Exhibit 4(d)3.)

Southern Power
(e)	1	—
Senior Note Indenture dated as of June 1, 2002, between Southern Power Company and Computershare Trust Company, N.A., as Successor Trustee, and certain indentures supplemental thereto through January 8, 2021. (Designated in Registration No. 333-98553 as Exhibit 4.1, in Form 8-K dated September 14, 2011, File No. 333-98553, as Exhibit 4.4, in Form 8-K dated July 10, 2013, File No. 333-98553, as Exhibit 4.4, in Form 8-K dated November 12, 2015, File No. 333-98553, as Exhibit 4.4(a), in Form 8-K dated June 13, 2016, File No. 001-37803, as Exhibit 4.4(b), in Form 10-Q for the quarter ended September 30, 2016, File No. 001-37803, as Exhibit 4(f)1, in Form 8-K dated November 10, 2016, File No. 001-37803, as Exhibit 4.4(c), and in Form 8-K dated January 5, 2021, File No. 001-37803, as Exhibit 4.4.)

(e)	2	—
Description of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended. (Designated in Form 10-K for the year ended December 31, 2022, File No. 001-37803, as Exhibit 4(e)2.)

Southern Company Gas
(f)	1	—
Indenture dated February 20, 2001 between AGL Capital Corporation, AGL Resources Inc., and Computershare Trust Company, N.A., as Successor Trustee and First Supplemental Indenture thereto dated as of September 9, 2021. (Designated in Form S-3, File No. 333-69500, as Exhibit 4.2, and in Form 8-K dated September 7, 2021, File No. 1-14174, as Exhibit 4.2.)

(f)	2	—
Southern Company Gas Capital Corporation's 6.00% Senior Notes due 2034, 5.875% Senior Notes due 2041, 4.40% Senior Notes due 2043, 3.875% Senior Notes due 2025, 3.250% Senior Notes due 2026, Form of 3.950% Senior Note due October 1, 2046, Form of Series 2017A 4.400% Senior Note due May 30, 2047, Form of 2020A 1.750% Senior Note due January 15, 2031, Form of Series 2021A 3.15% Senior Note due September 30, 2051, Form of Series 2022A 5.15% Senior Note due September 30, 2032, and Form of Series 2023A 5.75% Senior Note due September 15, 2033. (Designated in Form 8-K dated September 22, 2004, File No. 1-14174, as Exhibit 4.1, in Form 8-K dated March 16, 2011, File No. 1-14174, as Exhibit 4.1, in Form 8-K dated May 13, 2013, File No. 1-14174, as Exhibit 4.2, in Form 8-K dated November 13, 2015, File No. 1-14174, as Exhibit 4.2, in Form 8-K dated May 13, 2016, File No. 1-14174, as Exhibit 4.2, in Form 8-K dated September 8, 2016, File No. 1-14174, as Exhibit 4.1(b), in Form 8-K dated May 5, 2017, File No. 1-14174, as Exhibit 4.1, in Form 8-K dated August 17, 2020, File No. 1-14174, as Exhibit 4.1, in Form 8-K dated September 9, 2021, File No. 1-14174, as Exhibit 4.1, in Form 8-K dated September 6, 2022, File No. 1-14174, as Exhibit 4.1, and in Form 8-K dated September 11, 2023, File No. 1-14174, as Exhibit 4.1, respectively.)

    Table of Contents                                Index to Financial Statements

		(f)	3	—
Southern Company Gas' Guarantee related to the 6.00% Senior Notes due 2034, Guarantee related to the 5.875% Senior Notes due 2041, Guarantee related to the 4.40% Senior Notes due 2043, Guarantee related to the 3.875% Senior Notes due 2025, Guarantee related to the 3.250% Senior Notes due 2026, Form of Guarantee related to the 3.950% Senior Notes due October 1, 2046, Form of Guarantee related to the Series 2017A 4.400% Senior Notes due May 30, 2047, Form of Guarantee related to the Series 2020A 1.750% Senior Notes due January 15, 2031, Form of Guarantee related to the Series 2021A 3.15% Senior Note due September 30, 2051, Form of Guarantee related to the Series 2022A 5.15% Senior Notes due September 30, 2032, and Form of Guarantee related to the Series 2023A 5.75% Senior Notes Due September 15, 2033. (Designated in Form 8-K dated September 22, 2004, File No. 1-14174, as Exhibit 4.3, in Form 8-K dated March 16, 2011, File No. 1-14174, as Exhibit 4.1, in Form 8-K dated May 13, 2013, File No. 1-14174, as Exhibit 4.3, in Form 8-K dated November 13, 2015, File No. 1-14174, as Exhibit 4.3, in Form 8-K dated May 13, 2016, File No. 1-14174, as Exhibit 4.3, in in Form 8-K dated September 8, 2016, File No. 1-14174, as Exhibit 4.3(b), in Form 8-K dated May 5, 2017, File No. 1-14174, as Exhibit 4.3, in Form 8-K dated August 17, 2020, File No. 1-14174, as Exhibit 4.3, in Form 8-K dated September 9, 2021, File No. 1-14174, as Exhibit 4.3, in Form 8-K dated September 6, 2022, File No. 1-14174, as Exhibit 4.3, and in Form 8-K dated September 11, 2023, File No. 1-14174, as Exhibit 4.3, respectively.)

		(f)	4	—	Indenture dated December 1, 1989 of Atlanta Gas Light Company and First Supplemental Indenture thereto dated March 16, 1992. (Designated in Form S-3, File No. 33-32274, as Exhibit 4(a) and in Form S-3, File No. 33-46419, as Exhibit 4(a).)
		(f)	5	—
Indenture of Commonwealth Edison Company to Continental Illinois National Bank and Trust Company of Chicago, Trustee, dated as of January 1, 1954, Indenture of Adoption of Northern Illinois Gas Company to Continental Illinois National Bank and Trust Company of Chicago, Trustee, dated February 9, 1954, and certain indentures supplemental thereto. (Designated in Form 10-K for the year ended December 31, 1995, File No. 1-7296, as Exhibit 4.01, in Form 10-K for the year ended December 31, 1995, File No. 1-7296, as Exhibit 4.02, in Registration No. 2-56578 as Exhibits 2.21 and 2.25, in Form 10-Q for the quarter ended June 30, 1996, File No. 1-7296, as Exhibit 4.01, in Form 10-K for the year ended December 31, 1997, File No. 1-7296, as Exhibit 4.19, in Form 10-K for the year ended December 31, 2003, File No. 1-7296, as Exhibit 4.09, in Form 10-K for the year ended December 31, 2003, File No. 1-7296, as Exhibit 4.10, in Form 10-K for the year ended December 31, 2006, File No. 1-7296, as Exhibit 4.11, in Form 10-Q for the quarter ended September 30, 2008, File No. 1-7296, as Exhibit 4.01, in Form 10-Q for the quarter ended September 30, 2012, File No. 1-7296, as Exhibit 4, in Form 10-K for the year ended December 31, 2016, File No. 1-14174, as Exhibit 4(g)6, in Form 10-K for the year ended December 31, 2017, File No. 1-14174, as Exhibit 4(g)6, in Form 10-Q for the quarter ended September 30, 2018, File No. 1-14174, as Exhibit 4(g)1, in Form 10-K for the year ended December 31, 2019, File No. 1-14174, as Exhibit 4(f)6, in Form 10-K for the year ended December 31, 2020, File No. 1-14174, as Exhibit 4(f)6, in Form 10-Q for the quarter ended September 30, 2021, File No. 1-4174, as Exhibit 4(f)4, and in Form 10-Q for the quarter ended September 30, 2023, File No. 1-4174, as Exhibit 4(f)3.)

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

	#	(a)	15	—	Consulting Agreement between SCS and Mark A. Crosswhite dated December 7, 2022. (Designated in Form 10-K for the year ended December 31, 2022, File No. 1-3526, as Exhibit 10(a)15.)
		(a)	16	—
The Southern Company Employee Savings Plan, Amended and Restated effective January 1, 2018, First Amendment thereto dated December 7, 2018, Second Amendment thereto dated January 29, 2019, Third Amendment thereto dated December 4, 2019, Fourth Amendment thereto dated November 27, 2020, Fifth Amendment thereto effective July 1, 2021, and Sixth Amendment thereto effective July 1, 2021. (Designated in Post-Effective Amendment No. 1 to Form S-8, File No. 333-212783 as Exhibit 4.3, in Form 10-K for the year ended December 31, 2019, File No. 1-3526, as Exhibit 10(a)25, in Form 10-K for the year ended December 31, 2019, File No. 1-3526, as Exhibit 10(a)26, in Form 10-K for the year ended December 31, 2019, File No. 1-3526, as Exhibit 10(a)27, in Form 10-K for the year ended December 31, 2020, File No. 1-3526, as Exhibit 10(a)26, in Form 10-Q for the quarter ended March 31, 2022, File No. 1-3526, as Exhibit 10(a)2, in Form 10-Q for the quarter ended March 31, 2022, File No. 1-3526, as Exhibit 10(a)3, and in Form 10-K for the year ended December 31, 2022, File No. 1-3526, as Exhibit 10(a)17.)

*	#	(a)	17	—	Eighth Amendment to the Southern Company Employee Savings Plan, dated December 13, 2023.
	#	(a)	18	—
Deferred Compensation Agreement between Southern Company, SCS, Georgia Power, and Christopher C. Womack, effective December 10, 2008. (Designated in Form 10-Q for the quarter ended September 30, 2022, File No. 1-3526, as Exhibit 10(a)4.)

*	#	(a)	19	—	Consulting Agreement between SCS and Thomas A. Fanning dated December 13, 2023.
	#	(a)	20	—	The Southern Company Equity and Incentive Compensation Plan, effective May 26, 2021. (Designated in Form 8-K dated May 26, 2021, File No. 1-3526, as Exhibit 10.1.)
	Alabama Power
		(b)	1	—
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
Amended and Restated Services Agreement dated as of June 20, 2017, by and among Georgia Power, for itself and as agent for OPC, MEAG Power, MEAG Power SPVJ, LLC, MEAG Power SPVM, LLC, MEAG Power SPVP, LLC, and Dalton, and Westinghouse and WECTEC Global Project Services, Inc. (Pursuant to Item 601(b)(10) of Regulation S-K, certain identified information has been omitted from this exhibit because it is both not material and is the type that Georgia Power treats as private or confidential.) (Designated in Form 8-K dated February 1, 2024, File No. 1-6468, as Exhibit 10.1.)

    Table of Contents                                Index to Financial Statements

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

    Table of Contents                                Index to Financial Statements

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
	Georgia Power
		Omitted pursuant to General Instruction I(2)(b) of Form 10-K.
	Mississippi Power
		Omitted pursuant to General Instruction I(2)(b) of Form 10-K.
	Southern Power
		Omitted pursuant to General Instruction I(2)(b) of Form 10-K.
	Southern Company Gas
		Omitted pursuant to General Instruction I(2)(b) of Form 10-K.

(23)	Consents of Experts and Counsel
	Southern Company
	*	(a)	1	—	Consent of Deloitte & Touche LLP.
	Alabama Power
	*	(b)	1	—	Consent of Deloitte & Touche LLP.
	Georgia Power
	*	(c)	1	—	Consent of Deloitte & Touche LLP.
	Mississippi Power
	*	(d)	1	—	Consent of Deloitte & Touche LLP.
	Southern Power
	*	(e)	1	—	Consent of Deloitte & Touche LLP.
	Southern Company Gas
	*	(f)	1	—	Consent of Deloitte & Touche LLP.
	*	(f)	2	—	Consent of BDO USA, P.C.

(24)	Powers of Attorney and Resolutions
	Southern Company
	*	(a)	1	—	Power of Attorney and resolution.
	Alabama Power
	*	(b)	1	—	Power of Attorney and resolution.
	Georgia Power
	*	(c)	1	—	Power of Attorney and resolution.
	Mississippi Power
	*	(d)	1	—	Power of Attorney and resolution.
	Southern Power
	*	(e)	1	—	Power of Attorney and resolution.
	Southern Company Gas
	*	(f)	1	—	Power of Attorney and resolution.

    Table of Contents                                Index to Financial Statements

(31)	Section 302 Certifications
	Southern Company
	*	(a)	1	—	Certificate of Southern Company's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
	*	(a)	2	—	Certificate of Southern Company's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
	Alabama Power
	*	(b)	1	—	Certificate of Alabama Power's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
	*	(b)	2	—	Certificate of Alabama Power's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
	Georgia Power
	*	(c)	1	—	Certificate of Georgia Power's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
	*	(c)	2	—	Certificate of Georgia Power's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
	Mississippi Power
	*	(d)	1	—	Certificate of Mississippi Power's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
	*	(d)	2	—	Certificate of Mississippi Power's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
	Southern Power
	*	(e)	1	—	Certificate of Southern Power Company's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
	*	(e)	2	—	Certificate of Southern Power Company's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
	Southern Company Gas
	*	(f)	1	—	Certificate of Southern Company Gas' Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
	*	(f)	2	—	Certificate of Southern Company Gas' Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 906 Certifications
	Southern Company
	*	(a)		—	Certificate of Southern Company's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.
	Alabama Power
	*	(b)		—	Certificate of Alabama Power's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.
	Georgia Power
	*	(c)		—	Certificate of Georgia Power's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.
	Mississippi Power
	*	(d)		—	Certificate of Mississippi Power's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.
	Southern Power
	*	(e)		—	Certificate of Southern Power Company's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.
	Southern Company Gas
	*	(f)		—	Certificate of Southern Company Gas' Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

    Table of Contents                                Index to Financial Statements

(97)	Policy Relating to Recovery of Erroneously Awarded Compensation
Southern Company
	*	(a)	—	The Southern Company and Covered Subsidiaries Compensation Recoupment Policy, effective December 1, 2023.
Georgia Power
		(c)	—	The Southern Company and Covered Subsidiaries Compensation Recoupment Policy, effective December 1, 2023. See Exhibit 97(a) herein.
Southern Power
		(e)	—	The Southern Company and Covered Subsidiaries Compensation Recoupment Policy, effective December 1, 2023. See Exhibit 97(a) herein.

(101)	Interactive Data Files
	*	INS	—	XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
	*	SCH	—	XBRL Taxonomy Extension Schema Document
	*	CAL	—	XBRL Taxonomy Calculation Linkbase Document
	*	DEF	—	XBRL Definition Linkbase Document
	*	LAB	—	XBRL Taxonomy Label Linkbase Document
	*	PRE	—	XBRL Taxonomy Presentation Linkbase Document

(104)	Cover Page Interactive Data File
	*		—	Formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.

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

THE SOUTHERN COMPANY

By:	Christopher C. Womack
Chairman, President, and
Chief Executive Officer

By:	/s/ Melissa K. Caen
(Melissa K. Caen, Attorney-in-fact)

Date:	February 14, 2024
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

Christopher C. Womack
Chairman, President, and Chief Executive Officer (Principal Executive Officer)

Daniel S. Tucker
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

David P. Poroch
Comptroller and Chief Accounting Officer (Principal Accounting Officer)
Directors:
Janaki Akella Henry A. Clark III Shantella E. Cooper Anthony F. Earley, Jr. David J. Grain Donald M. James John D. Johns	Dale E. Klein David E. Meador Ernest J. Moniz William G. Smith, Jr. Kristine L. Svinicki Lizanne Thomas E. Jenner Wood III

By:	/s/ Melissa K. Caen
(Melissa K. Caen, Attorney-in-fact)
Date: February 14, 2024

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

ALABAMA POWER COMPANY

By:	J. Jeffrey Peoples
Chairman, President, and Chief Executive Officer

By:	/s/ Melissa K. Caen
(Melissa K. Caen, Attorney-in-fact)

Date:	February 14, 2024
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

J. Jeffrey Peoples
Chairman, President, and Chief Executive Officer (Principal Executive Officer)

Moses H. Feagin
Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)

Anita Allcorn-Walker
Senior Vice President and Comptroller (Principal Accounting Officer)
Directors:
Angus R. Cooper, III O. B. Grayson Hall, Jr. Anthony A. Joseph Barbara J. Knight Catherine J. Randall	Kevin B. Savoy R. Mitchell Shackleford, III Charisse D. Stokes Phillip M. Webb

By:	/s/ Melissa K. Caen
(Melissa K. Caen, Attorney-in-fact)
Date: February 14, 2024

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act:

Alabama Power is not required to send an annual report or proxy statement to its sole shareholder and parent company, The Southern Company, and will not prepare such a report after filing this Annual Report on Form 10-K for fiscal year 2023. Accordingly, Alabama Power will not file an annual report with the Securities and Exchange Commission.

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

GEORGIA POWER COMPANY

By:	Kimberly S. Greene
Chairman, President, and Chief Executive Officer

By:	/s/ Melissa K. Caen
(Melissa K. Caen, Attorney-in-fact)

Date:	February 14, 2024
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

Kimberly S. Greene
Chairman, President, and Chief Executive Officer (Principal Executive Officer)

Aaron P. Abramovitz
Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial and Accounting Officer)

Adam D. Houston
Vice President and Comptroller (Principal Accounting Officer)
Directors:
Mark L. Burns Jill Campbell Andrew W. Evans Steven R. Ewing	Thomas M. Holder Kessel D. Stelling, Jr. Charles K. Tarbutton Clyde C. Tuggle

By:	/s/ Melissa K. Caen
(Melissa K. Caen, Attorney-in-fact)
Date: February 14, 2024

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

MISSISSIPPI POWER COMPANY

By:	Anthony L. Wilson
Chairman, President, and Chief Executive Officer

By:	/s/ Melissa K. Caen
(Melissa K. Caen, Attorney-in-fact)

Date:	February 14, 2024
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

Anthony L. Wilson
Chairman, President, and Chief Executive Officer (Principal Executive Officer)

Matthew P. Grice
Vice President, Treasurer, and Chief Financial Officer (Principal Financial Officer)

Pascal B. Gill
Comptroller (Principal Accounting Officer)
Directors:
Augustus Leon Collins Thomas M. Duff Mary S. Graham	Mark E. Keenum Kari R. Wilkinson Camille Scales Young

By:	/s/ Melissa K. Caen
(Melissa K. Caen, Attorney-in-fact)
Date: February 14, 2024

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act:

Mississippi Power is not required to send an annual report or proxy statement to its sole shareholder and parent company, The Southern Company, and will not prepare such a report after filing this Annual Report on Form 10-K for fiscal year 2023. Accordingly, Mississippi Power will not file an annual report with the Securities and Exchange Commission.

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

SOUTHERN POWER COMPANY

By:	Christopher Cummiskey
Chairman and Chief Executive Officer

By:	/s/ Melissa K. Caen
(Melissa K. Caen, Attorney-in-fact)

Date:	February 14, 2024
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

Christopher Cummiskey
Chairman and Chief Executive Officer (Principal Executive Officer)

Gary Kerr
Senior Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)

Jelena Andrin
Vice President and Comptroller (Principal Accounting Officer)
Directors:
Bryan D. Anderson Stan W. Connally Martin B. Davis Sloane N. Drake	James Y. Kerr, II Sterling A. Spainhour Daniel S. Tucker Christopher C. Womack

By:	/s/ Melissa K. Caen
(Melissa K. Caen, Attorney-in-fact)
Date: February 14, 2024

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

SOUTHERN COMPANY GAS

By:	James Y. Kerr II
Chairman, President, and Chief Executive Officer

By:	/s/ Melissa K. Caen
(Melissa K. Caen, Attorney-in-fact)

Date:	February 14, 2024
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

James Y. Kerr II
Chairman, President, and Chief Executive Officer (Principal Executive Officer)

Grace A. Kolvereid
Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)

Sarah P. Adams
Senior Vice President and Comptroller (Principal Accounting Officer)
Directors:
Sandra N. Bane Thomas D. Bell, Jr. Brenda J. Gaines Bradley J. Henderson	Norman G. Holmes J. Bret Lane John E. Rau Eric S. Smith

By:	/s/ Melissa K. Caen
(Melissa K. Caen, Attorney-in-fact)
Date: February 14, 2024

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act:

Southern Company Gas is not required to send an annual report or proxy statement to its sole shareholder and parent company, The Southern Company, and will not prepare such a report after filing this Annual Report on Form 10-K for fiscal year 2023. Accordingly, Southern Company Gas will not file an annual report with the Securities and Exchange Commission.