Form 10-Q
period 2024-03-31
SOUTHERN CO; GEORGIA POWER CO; SOUTHERN POWER CO; SOUTHERN CO GAS; ALABAMA POWER CO; MISSISSIPPI POWER CO
filed 2024-05-02
CIK 92122, 41091, 1160661, 1004155, 3153, 66904

    Table of Contents                                Index to Financial Statements
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR
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

Registrant	Description of Common Stock	Shares Outstanding at March 31, 2024
The Southern Company	Par Value $5 Per Share	1,093,426,111
Alabama Power Company	Par Value $40 Per Share	30,537,500
Georgia Power Company	Without Par Value	9,261,500
Mississippi Power Company	Without Par Value	1,121,000
Southern Power Company	Par Value $0.01 Per Share	1,000
Southern Company Gas	Par Value $0.01 Per Share	100
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

    Table of Contents                                Index to Financial Statements

    Table of Contents                                Index to Financial Statements

DEFINITIONS

Term	Meaning
2022 ARP	Alternate Rate Plan approved by the Georgia PSC in 2022 for Georgia Power for the years 2023 through 2025
AFUDC	Allowance for funds used during construction
Alabama Power	Alabama Power Company
Amended and Restated Loan Guarantee Agreement	Loan guarantee agreement entered into by Georgia Power with the DOE in 2014, as amended and restated in March 2019, under which the proceeds of borrowings may be used to reimburse Georgia Power for Eligible Project Costs incurred in connection with its construction of Plant Vogtle Units 3 and 4
ARO	Asset retirement obligation
Atlanta Gas Light	Atlanta Gas Light Company, a wholly-owned subsidiary of Southern Company Gas
CCR	Coal combustion residuals
Chattanooga Gas	Chattanooga Gas Company, a wholly-owned subsidiary of Southern Company Gas
COD	Commercial operation date
Cooperative Energy	Electric generation and transmission cooperative in Mississippi
COVID-19	The novel coronavirus disease declared a pandemic by the World Health Organization and the Centers for Disease Control and Prevention in March 2020
CWIP	Construction work in progress
Dalton	City of Dalton, Georgia, an incorporated municipality in the State of Georgia, acting by and through its Board of Water, Light, and Sinking Fund Commissioners
Dalton Pipeline	A pipeline facility in Georgia in which Southern Company Gas has a 50% undivided ownership interest
DOE	U.S. Department of Energy
ELG	Effluent limitations guidelines
Eligible Project Costs	Certain costs of construction relating to Plant Vogtle Units 3 and 4 that are eligible for financing under the loan guarantee program established under Title XVII of the Energy Policy Act of 2005
EPA	U.S. Environmental Protection Agency
EPC Contractor	Westinghouse and its affiliate, WECTEC Global Project Services Inc.; the former engineering, procurement, and construction contractor for Plant Vogtle Units 3 and 4
FCC	Federal Communications Commission
FERC	Federal Energy Regulatory Commission
FFB	Federal Financing Bank
First Solar	First Solar Electric, LLC
Fitch	Fitch Ratings, Inc.
Form 10-K	Annual Report on Form 10-K of Southern Company, Alabama Power, Georgia Power, Mississippi Power, Southern Power, and Southern Company Gas for the year ended December 31, 2023, as applicable
GAAP	U.S. generally accepted accounting principles
Georgia Power	Georgia Power Company
GHG	Greenhouse gas
Guarantee Settlement Agreement	The June 9, 2017 settlement agreement between the Vogtle Owners and Toshiba related to certain payment obligations of the EPC Contractor guaranteed by Toshiba
Heating Degree Days	A measure of weather, calculated when the average daily temperatures are less than 65 degrees Fahrenheit
Heating Season	The period from November through March when Southern Company Gas' natural gas usage and operating revenues are generally higher
HLBV	Hypothetical liquidation at book value
IGCC	Integrated coal gasification combined cycle, the technology originally approved for Mississippi Power's Kemper County energy facility
IIC	Intercompany Interchange Contract

    Table of Contents                                Index to Financial Statements

DEFINITIONS
(continued)

Term	Meaning
Illinois Commission	Illinois Commerce Commission
IRP	Integrated resource plan
ITC	Investment tax credit
KWH	Kilowatt-hour
LIFO	Last-in, first-out
LTSA	Long-term service agreement
MEAG Power	Municipal Electric Authority of Georgia
Mississippi Power	Mississippi Power Company
mmBtu	Million British thermal units
Moody's	Moody's Investors Service, Inc.
MRA	Municipal and Rural Associations
MW	Megawatt
natural gas distribution utilities	Southern Company Gas' natural gas distribution utilities (Nicor Gas, Atlanta Gas Light, Virginia Natural Gas, and Chattanooga Gas)
NCCR	Georgia Power's Nuclear Construction Cost Recovery tariff
NDR	Alabama Power's Natural Disaster Reserve
Nicor Gas	Northern Illinois Gas Company, a wholly-owned subsidiary of Southern Company Gas
N/M	Not meaningful
NRC	U.S. Nuclear Regulatory Commission
OCI	Other comprehensive income
OPC	Oglethorpe Power Corporation (an electric membership corporation)
PEP	Mississippi Power's Performance Evaluation Plan
PowerSecure	PowerSecure, Inc., a wholly-owned subsidiary of Southern Company
PPA	Power purchase agreements, as well as, for Southern Power, contracts for differences that provide the owner of a renewable facility a certain fixed price for the electricity sold to the grid
Prudency Stipulation
Stipulated agreement among Georgia Power, the staff of the Georgia PSC, and certain intervenors modifying Georgia Power's August 2023 application to adjust retail rates to include reasonable and prudent Plant Vogtle Units 3 and 4 costs and approved by the Georgia PSC in December 2023

PSC	Public Service Commission
PTC	Production tax credit
Rate CNP	Alabama Power's Rate Certificated New Plant, consisting of Rate CNP New Plant, Rate CNP Compliance, Rate CNP PPA, and Rate CNP Depreciation
Rate ECR	Alabama Power's Rate Energy Cost Recovery
Registrants	Southern Company, Alabama Power, Georgia Power, Mississippi Power, Southern Power Company, and Southern Company Gas
ROE	Return on equity
S&P	S&P Global Ratings, a division of S&P Global Inc.
SCS	Southern Company Services, Inc., the Southern Company system service company and a wholly-owned subsidiary of Southern Company
SEC	U.S. Securities and Exchange Commission
SEGCO	Southern Electric Generating Company, 50% owned by each of Alabama Power and Georgia Power
SNG	Southern Natural Gas Company, L.L.C., a pipeline system in which Southern Company Gas has a 50% ownership interest
SOFR	Secured Overnight Financing Rate
Southern Company	The Southern Company
Southern Company Gas	Southern Company Gas and its subsidiaries

    Table of Contents                                Index to Financial Statements

DEFINITIONS
(continued)

Term	Meaning
Southern Company Gas Capital	Southern Company Gas Capital Corporation, a wholly-owned subsidiary of Southern Company Gas
Southern Company power pool	The operating arrangement whereby the integrated generating resources of the traditional electric operating companies and Southern Power (excluding subsidiaries) are subject to joint commitment and dispatch in order to serve their combined load obligations
Southern Company system	Southern Company, the traditional electric operating companies, Southern Power, Southern Company Gas, SEGCO, Southern Nuclear, SCS, Southern Communications Services, Inc., PowerSecure, and other subsidiaries
Southern Holdings	Southern Company Holdings, Inc., a wholly-owned subsidiary of Southern Company
Southern Nuclear	Southern Nuclear Operating Company, Inc., a wholly-owned subsidiary of Southern Company
Southern Power	Southern Power Company and its subsidiaries
SouthStar	SouthStar Energy Services, LLC (a Marketer), a wholly-owned subsidiary of Southern Company Gas
SP Solar	SP Solar Holdings I, LP, a limited partnership indirectly owning substantially all of Southern Power's solar and battery energy storage facilities, in which Southern Power has a 67% ownership interest
SP Wind	SP Wind Holdings II, LLC, a holding company owning a portfolio of eight operating wind facilities, in which Southern Power is the controlling partner in a tax equity arrangement
SRR	Mississippi Power's System Restoration Rider, a tariff for retail property damage cost recovery and reserve
Subsidiary Registrants	Alabama Power, Georgia Power, Mississippi Power, Southern Power, and Southern Company Gas
Toshiba	Toshiba Corporation, the parent company of Westinghouse
traditional electric operating companies	Alabama Power, Georgia Power, and Mississippi Power
VIE	Variable interest entity
Virginia Natural Gas	Virginia Natural Gas, Inc., a wholly-owned subsidiary of Southern Company Gas
Vogtle Owners	Georgia Power, OPC, MEAG Power, and Dalton
WACOG	Weighted average cost of gas
Westinghouse	Westinghouse Electric Company LLC

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
•transmission constraints;
•the ability to control costs and avoid cost and schedule overruns during the development, construction, and operation of facilities or other projects due to challenges which include, but are not limited to, changes in labor costs, availability, and productivity; challenges with the management of contractors or vendors; subcontractor performance; adverse weather conditions; shortages, delays, increased costs, or inconsistent quality of equipment, materials, and labor; contractor or supplier delay; the impacts of inflation; delays due to judicial or regulatory action; nonperformance under construction, operating, or other agreements; operational readiness, including specialized operator training and required site safety programs; engineering or design problems or any remediation related thereto; design and other licensing-based compliance matters; challenges with start-up activities, including major equipment failure, or system integration; and/or operational performance; challenges related to pandemic health events; continued public and policymaker support for projects; environmental and geological conditions; delays or increased costs to interconnect facilities to transmission grids; and increased financing costs as a result of changes in interest rates or as a result of project delays;
•legal proceedings and regulatory approvals and actions related to past, ongoing, and proposed construction projects, including PSC approvals and FERC and NRC actions;
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
•the inherent risks involved in operating nuclear generating facilities;

    Table of Contents                                Index to Financial Statements
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
(continued)
•the inherent risks involved in generation, transmission, and distribution of electricity and transportation and storage of natural gas, including accidents, explosions, fires, mechanical problems, discharges or releases of toxic or hazardous substances or gases, and other environmental risks;
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

    Table of Contents                                Index to Financial Statements
PART I
Item 1. Financial Statements (Unaudited).

    Table of Contents                                Index to Financial Statements

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2024	2023
	(in millions)
Operating Revenues:
Retail electric revenues	$3,941	$3,599
Wholesale electric revenues	571	599
Other electric revenues	199	190
Natural gas revenues (includes alternative revenue programs of $34 and $12, respectively)	1,707	1,875
Other revenues	228	217
Total operating revenues	6,646	6,480
Operating Expenses:
Fuel	996	1,050
Purchased power	198	242
Cost of natural gas	605	898
Cost of other sales	131	127
Other operations and maintenance	1,472	1,440
Depreciation and amortization	1,145	1,111
Taxes other than income taxes	396	394
Total operating expenses	4,943	5,262
Operating Income	1,703	1,218
Other Income and (Expense):
Allowance for equity funds used during construction	58	65
Earnings from equity method investments	45	48
Interest expense, net of amounts capitalized	(665)	(582)
Other income (expense), net	153	147
Total other income and (expense)	(409)	(322)
Earnings Before Income Taxes	1,294	896
Income taxes	223	97
Consolidated Net Income	1,071	799
Net loss attributable to noncontrolling interests	(58)	(63)
Consolidated Net Income Attributable to Southern Company	$1,129	$862
Common Stock Data:
Earnings per share -
Basic	$1.03	$0.79
Diluted	$1.03	$0.79
Average number of shares of common stock outstanding (in millions)
Basic	1,094	1,091
Diluted	1,100	1,098
The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2024	2023
	(in millions)
Consolidated Net Income	$1,071	$799
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $— and $(23), respectively	1	(63)
Reclassification adjustment for amounts included in net income, net of tax of $12 and $7, respectively	32	19
Pension and other postretirement benefit plans:
Benefit plan net gain (loss), net of tax of $1 and $—, respectively	4	—
Total other comprehensive income (loss)	37	(44)
Comprehensive Income	1,108	755
Comprehensive loss attributable to noncontrolling interests	(58)	(63)
Consolidated Comprehensive Income Attributable to Southern Company	$1,166	$818
The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2024	2023
	(in millions)
Operating Activities:
Consolidated net income	$1,071	$799
Adjustments to reconcile consolidated net income to net cash provided from operating activities —
Depreciation and amortization, total	1,261	1,233
Allowance for equity funds used during construction	(58)	(65)
Pension, postretirement, and other employee benefits	(129)	(126)
Settlement of asset retirement obligations	(132)	(113)
Stock based compensation expense	83	92
Retail fuel cost under recovery – long-term	—	454
Other, net	76	51
Changes in certain current assets and liabilities —
-Receivables	52	790
-Retail fuel cost under recovery	257	(470)
-Prepayments	(83)	(100)
-Fossil fuel for generation	(52)	(203)
-Materials and supplies	(75)	(98)
-Natural gas for sale, net of temporary LIFO liquidation	237	267
-Natural gas cost under recovery	—	108
-Other current assets	(27)	34
-Accounts payable	(423)	(1,056)
-Accrued taxes	(226)	(237)
-Accrued compensation	(488)	(478)
-Accrued interest	(70)	(127)
-Customer refunds	(1)	(103)
-Natural gas cost over recovery	(65)	117
-Other current liabilities	103	75
Net cash provided from operating activities	1,311	844
Investing Activities:
Property additions	(1,770)	(1,850)
Nuclear decommissioning trust fund purchases	(404)	(256)
Nuclear decommissioning trust fund sales	403	251
Proceeds from dispositions	—	103
Cost of removal, net of salvage	(138)	(135)
Change in construction payables, net	(365)	(140)
Other investing activities	(111)	(91)
Net cash used for investing activities	(2,385)	(2,118)
Financing Activities:
Increase in notes payable, net	236	187
Proceeds —
Long-term debt	2,359	1,979
Short-term borrowings	450	100
Common stock	28	15
Redemptions and repurchases —
Long-term debt	(656)	(575)
Short-term borrowings	(550)	(400)
Capital contributions from noncontrolling interests	9	21
Distributions to noncontrolling interests	(34)	(48)
Payment of common stock dividends	(733)	(742)
Other financing activities	(124)	(83)
Net cash provided from financing activities	985	454
Net Change in Cash, Cash Equivalents, and Restricted Cash	(89)	(820)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	921	2,037
Cash, Cash Equivalents, and Restricted Cash at End of Period	$832	$1,217
Supplemental Cash Flow Information:
Cash paid (received) during the period for —
Interest (net of $28 and $32 capitalized for 2024 and 2023, respectively)	$714	$652
Income taxes, net	(9)	(9)
Noncash transactions —
Accrued property additions at end of period	580	833
Right-of-use assets obtained under operating leases	14	26
Right-of-use assets obtained under finance leases	—	1
Issuance of common stock under dividend reinvestment plan	33	—
The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Assets	At March 31, 2024	At December 31, 2023
	(in millions)
Current Assets:
Cash and cash equivalents	$713	$748
Receivables —
Customer accounts	2,191	2,030
Unbilled revenues	620	786
Under recovered fuel clause revenues	701	696
Other accounts and notes	512	519
Accumulated provision for uncollectible accounts	(78)	(68)
Materials and supplies	2,063	1,989
Fossil fuel for generation	995	943
Natural gas for sale	210	420
Prepaid expenses	474	406
Regulatory assets – asset retirement obligations	313	274
Other regulatory assets	1,066	1,120
Other current assets	763	569
Total current assets	10,543	10,432
Property, Plant, and Equipment:
In service	129,228	128,428
Less: Accumulated depreciation	38,347	37,725
Plant in service, net of depreciation	90,881	90,703
Other utility plant, net	483	499
Nuclear fuel, at amortized cost	881	858
Construction work in progress	8,225	7,784
Total property, plant, and equipment	100,470	99,844
Other Property and Investments:
Goodwill	5,161	5,161
Nuclear decommissioning trusts, at fair value	2,512	2,424
Equity investments in unconsolidated subsidiaries	1,395	1,368
Other intangible assets, net of amortization of $385 and $376, respectively	359	368
Miscellaneous property and investments	673	665
Total other property and investments	10,100	9,986
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	1,400	1,432
Deferred charges related to income taxes	888	886
Prepaid pension costs	2,184	2,079
Unamortized loss on reacquired debt	216	220
Deferred under recovered fuel clause revenues	1,044	1,261
Regulatory assets – asset retirement obligations, deferred	5,379	5,459
Other regulatory assets, deferred	6,318	6,264
Other deferred charges and assets	1,578	1,468
Total deferred charges and other assets	19,007	19,069
Total Assets	$140,120	$139,331
The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholders' Equity	At March 31, 2024	At December 31, 2023
	(in millions)
Current Liabilities:
Securities due within one year	$1,964	$2,476
Notes payable	2,445	2,314
Accounts payable	2,154	2,898
Customer deposits	456	503
Accrued taxes —
Accrued income taxes	76	8
Other accrued taxes	503	860
Accrued interest	583	652
Accrued compensation	618	1,151
Asset retirement obligations	749	744
Liabilities from risk management activities, net of collateral	299	294
Operating lease obligations	184	183
Natural gas cost over recovery	150	214
Other regulatory liabilities	169	141
Other current liabilities	1,108	1,029
Total current liabilities	11,458	13,467
Long-term Debt	59,361	57,210
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	11,195	10,990
Deferred credits related to income taxes	4,607	4,674
Accumulated deferred ITCs	2,046	2,067
Employee benefit obligations	1,096	1,115
Operating lease obligations, deferred	1,292	1,307
Asset retirement obligations, deferred	9,657	9,573
Other cost of removal obligations	1,989	1,957
Other regulatory liabilities, deferred	731	715
Other deferred credits and liabilities	1,074	1,031
Total deferred credits and other liabilities	33,687	33,429
Total Liabilities	104,506	104,106
Total Stockholders' Equity (See accompanying statements)	35,614	35,225
Total Liabilities and Stockholders' Equity	$140,120	$139,331
The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

	Southern Company Common Stockholders' Equity
	Number of Common Shares		Common Stock				Accumulated Other Comprehensive Income (Loss)
	Issued	Treasury	Par Value	Paid-In Capital	Treasury	Retained Earnings		Noncontrolling Interests	Total
	(in millions)
Balance at December 31, 2022	1,090	(1)	$5,417	$13,673	$(53)	$11,538	$(167)	$4,124	$34,532
Consolidated net income (loss)	—	—	—	—	—	862	—	(63)	799
Other comprehensive income (loss)	—	—	—	—	—	—	(44)	—	(44)
Stock issued	2	—	4	11	—	—	—	—	15
Stock-based compensation	—	—	—	29	—	—	—	—	29
Cash dividends of $0.68 per share	—	—	—	—	—	(742)	—	—	(742)
Capital contributions from noncontrolling interests	—	—	—	—	—	—	—	21	21
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(48)	(48)
Other	—	—	—	2	(2)	—	—	—	—
Balance at March 31, 2023	1,092	(1)	$5,421	$13,715	$(55)	$11,658	$(211)	$4,034	$34,562

Balance at December 31, 2023	1,092	(1)	$5,423	$13,775	$(59)	$12,482	$(177)	$3,781	$35,225
Consolidated net income (loss)	—	—	—	—	—	1,129	—	(58)	1,071
Other comprehensive income	—	—	—	—	—	—	37	—	37
Stock issued	3	—	8	53	—	—	—	—	61
Stock-based compensation	—	—	—	8	—	—	—	—	8
Dividends of $0.70 per share	—	—	—	—	—	(766)	—	—	(766)
Capital contributions from noncontrolling interests	—	—	—	—	—	—	—	9	9
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(38)	(38)
Other	—	—	—	10	(2)	(1)	—	—	7
Balance at March 31, 2024	1,095	(1)	$5,431	$13,846	$(61)	$12,844	$(140)	$3,694	$35,614

The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements

ALABAMA POWER COMPANY
CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2024	2023
	(in millions)
Operating Revenues:
Retail revenues	$1,565	$1,381
Wholesale revenues, non-affiliates	85	141
Wholesale revenues, affiliates	41	19
Other revenues	100	106
Total operating revenues	1,791	1,647
Operating Expenses:
Fuel	331	308
Purchased power, non-affiliates	52	101
Purchased power, affiliates	42	59
Other operations and maintenance	412	424
Depreciation and amortization	361	345
Taxes other than income taxes	120	115
Total operating expenses	1,318	1,352
Operating Income	473	295
Other Income and (Expense):
Allowance for equity funds used during construction	14	21
Interest expense, net of amounts capitalized	(110)	(103)
Other income (expense), net	41	40
Total other income and (expense)	(55)	(42)
Earnings Before Income Taxes	418	253
Income taxes (benefit)	85	(2)
Net Income and Comprehensive Income	$333	$255
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
ALABAMA POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2024	2023
	(in millions)
Operating Activities:
Net income	$333	$255
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	398	398
Deferred income taxes	(38)	(75)
Pension, postretirement, and other employee benefits	(53)	(51)
Settlement of asset retirement obligations	(53)	(52)
Retail fuel cost under recovery – long-term	—	100
Other, net	8	(3)
Changes in certain current assets and liabilities —
-Receivables	65	90
-Fossil fuel stock	(6)	(78)
-Prepayments	(94)	(89)
-Retail fuel cost under recovery	73	1
-Other current assets	(17)	(38)
-Accounts payable	(403)	(400)
-Accrued taxes	160	109
-Accrued compensation	(93)	(102)
-Other current liabilities	(32)	(35)
Net cash provided from operating activities	248	30
Investing Activities:
Property additions	(416)	(389)
Nuclear decommissioning trust fund purchases	(190)	(87)
Nuclear decommissioning trust fund sales	190	87
Cost of removal, net of salvage	(34)	(41)
Change in construction payables	(43)	(70)
Other investing activities	(3)	(9)
Net cash used for investing activities	(496)	(509)
Financing Activities:
Increase in notes payable, net	65	170
Proceeds — Other long-term debt	2	16
Redemptions — Revenue bonds	(21)	—
Capital contributions from parent company	425	325
Payment of common stock dividends	(295)	(285)
Other financing activities	(1)	(7)
Net cash provided from financing activities	175	219
Net Change in Cash, Cash Equivalents, and Restricted Cash	(73)	(260)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	409	687
Cash, Cash Equivalents, and Restricted Cash at End of Period	$336	$427
Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $4 and $7 capitalized for 2024 and 2023, respectively)	$144	$138
Noncash transactions —
Accrued property additions at end of period	95	111
Right-of-use assets obtained under operating leases	7	13
Right-of-use assets obtained under finance leases	—	1
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
ALABAMA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Assets	At March 31, 2024	At December 31, 2023
	(in millions)
Current Assets:
Cash and cash equivalents	$292	$324
Receivables —
Customer accounts	544	513
Unbilled revenues	145	191
Affiliated	69	72
Other accounts and notes	68	109
Accumulated provision for uncollectible accounts	(18)	(16)
Fossil fuel stock	400	394
Materials and supplies	682	655
Prepaid expenses	149	62
Regulatory assets – under recovered retail fuel clause revenues	173	246
Other regulatory assets	382	385
Other current assets	100	142
Total current assets	2,986	3,077
Property, Plant, and Equipment:
In service	35,736	35,429
Less: Accumulated provision for depreciation	11,343	11,131
Plant in service, net of depreciation	24,393	24,298
Other utility plant, net	483	499
Nuclear fuel, at amortized cost	269	253
Construction work in progress	1,095	1,095
Total property, plant, and equipment	26,240	26,145
Other Property and Investments:
Nuclear decommissioning trusts, at fair value	1,327	1,261
Equity investments in unconsolidated subsidiaries	47	52
Miscellaneous property and investments	158	155
Total other property and investments	1,532	1,468
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	91	87
Deferred charges related to income taxes	264	262
Prepaid pension and other postretirement benefit costs	708	659
Regulatory assets – asset retirement obligations	1,767	1,810
Other regulatory assets, deferred	1,836	1,858
Other deferred charges and assets	418	414
Total deferred charges and other assets	5,084	5,090
Total Assets	$35,842	$35,780
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
ALABAMA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholder's Equity	At March 31, 2024	At December 31, 2023
	(in millions)
Current Liabilities:
Securities due within one year	$319	$223
Notes payable	105	40
Accounts payable —
Affiliated	194	330
Other	326	630
Customer deposits	107	105
Accrued taxes	205	51
Accrued interest	85	122
Accrued compensation	134	222
Asset retirement obligations	351	346
Other regulatory liabilities	43	44
Other current liabilities	195	191
Total current liabilities	2,064	2,304
Long-term Debt	10,847	10,960
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	4,164	4,170
Deferred credits related to income taxes	1,475	1,506
Accumulated deferred ITCs	73	74
Employee benefit obligations	156	155
Operating lease obligations	83	81
Asset retirement obligations, deferred	3,793	3,812
Other regulatory liabilities, deferred	288	291
Other deferred credits and liabilities	102	94
Total deferred credits and other liabilities	10,134	10,183
Total Liabilities	23,045	23,447
Common Stockholder's Equity (See accompanying statements)	12,797	12,333
Total Liabilities and Stockholder's Equity	$35,842	$35,780
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
ALABAMA POWER COMPANY
CONDENSED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY (UNAUDITED)

	Number of Common Shares Issued	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balance at December 31, 2022	31	$1,222	$6,710	$3,764	$(9)	$11,687
Net income	—	—	—	255	—	255
Capital contributions from parent company	—	—	330	—	—	330
Cash dividends on common stock	—	—	—	(285)	—	(285)
Balance at March 31, 2023	31	$1,222	$7,040	$3,734	$(9)	$11,987

Balance at December 31, 2023	31	$1,222	$7,125	$3,993	$(7)	$12,333
Net income	—	—	—	333	—	333
Capital contributions from parent company	—	—	427	—	—	427
Cash dividends on common stock	—	—	—	(295)	—	(295)
Other	—	—	—	(1)	—	(1)
Balance at March 31, 2024	31	$1,222	$7,552	$4,030	$(7)	$12,797
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements

GEORGIA POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2024	2023
	(in millions)
Operating Revenues:
Retail revenues	$2,155	$1,981
Wholesale revenues	58	31
Other revenues	185	164
Total operating revenues	2,398	2,176
Operating Expenses:
Fuel	389	402
Purchased power, non-affiliates	140	123
Purchased power, affiliates	181	206
Other operations and maintenance	515	496
Depreciation and amortization	425	408
Taxes other than income taxes	147	131
Total operating expenses	1,797	1,766
Operating Income	601	410
Other Income and (Expense):
Allowance for equity funds used during construction	39	40
Interest expense, net of amounts capitalized	(173)	(146)
Other income (expense), net	49	45
Total other income and (expense)	(85)	(61)
Earnings Before Income Taxes	516	349
Income taxes	79	53
Net Income	$437	$296
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2024	2023
	(in millions)
Net Income	$437	$296
Other comprehensive income:
Qualifying hedges:
Changes in fair value, net of tax of $4 and $—, respectively	12	(1)
Reclassification adjustment for amounts included in net income, net of tax of $— and $—, respectively	1	1
Total other comprehensive income	13	—
Comprehensive Income	$450	$296
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
GEORGIA POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2024	2023
	(in millions)
Operating Activities:
Net income	$437	$296
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	491	455
Deferred income taxes	31	57
Allowance for equity funds used during construction	(39)	(40)
Pension, postretirement, and other employee benefits	(68)	(64)
Settlement of asset retirement obligations	(70)	(54)
Retail fuel cost under recovery – long-term	—	354
Other, net	2	(32)
Changes in certain current assets and liabilities —
-Receivables	35	311
-Retail fuel cost under recovery	181	(447)
-Fossil fuel stock	(34)	(107)
-Materials and supplies	(36)	(46)
-Other current assets	14	6
-Accounts payable	(153)	(293)
-Accrued taxes	(281)	(266)
-Accrued compensation	(66)	(85)
-Customer refunds	(1)	(103)
-Other current liabilities	50	5
Net cash provided from (used for) operating activities	493	(53)
Investing Activities:
Property additions	(987)	(1,042)
Nuclear decommissioning trust fund purchases	(214)	(169)
Nuclear decommissioning trust fund sales	213	164
Cost of removal, net of salvage	(79)	(64)
Change in construction payables, net of joint owner portion	(282)	(27)
Payments pursuant to LTSAs	(59)	(3)
Proceeds from dispositions	—	56
Other investing activities	(9)	(32)
Net cash used for investing activities	(1,417)	(1,117)
Financing Activities:
Increase (decrease) in notes payable, net	(546)	465
Proceeds —
Senior notes	1,400	—
Short-term borrowings	150	100
Revenue bonds	—	229
Redemptions and repurchases —
Short-term borrowings	(250)	(200)
FFB loan	(21)	(21)
Capital contributions from parent company	750	750
Payment of common stock dividends	(513)	(464)
Other financing activities	(66)	(9)
Net cash provided from financing activities	904	850
Net Change in Cash, Cash Equivalents, and Restricted Cash	(20)	(320)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	75	480
Cash, Cash Equivalents, and Restricted Cash at End of Period	$55	$160
Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $17 and $21 capitalized for 2024 and 2023, respectively)	$169	$159
Noncash transactions —
Accrued property additions at end of period	334	548
Right-of-use assets obtained under operating leases	3	3
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
GEORGIA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Assets	At March 31, 2024	At December 31, 2023
	(in millions)
Current Assets:
Cash and cash equivalents	$—	$9
Receivables —
Customer accounts, net	864	843
Unbilled revenues	222	275
Under recovered retail fuel clause revenues	679	694
Joint owner accounts	101	119
Affiliated	45	51
Other accounts and notes	96	81
Fossil fuel stock	514	480
Materials and supplies	918	883
Regulatory assets – asset retirement obligations	137	98
Other regulatory assets	420	423
Other current assets	531	305
Total current assets	4,527	4,261
Property, Plant, and Equipment:
In service	49,593	49,370
Less: Accumulated provision for depreciation	14,138	13,955
Plant in service, net of depreciation	35,455	35,415
Nuclear fuel, at amortized cost	612	605
Construction work in progress	5,409	4,975
Total property, plant, and equipment	41,476	40,995
Other Property and Investments:
Nuclear decommissioning trusts, at fair value	1,185	1,163
Equity investments in unconsolidated subsidiaries	43	47
Miscellaneous property and investments	159	151
Total other property and investments	1,387	1,361
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	848	884
Deferred charges related to income taxes	594	594
Prepaid pension costs	724	706
Deferred under recovered retail fuel clause revenues	1,044	1,211
Regulatory assets – asset retirement obligations, deferred	3,368	3,407
Other regulatory assets, deferred	2,977	2,890
Other deferred charges and assets	590	508
Total deferred charges and other assets	10,145	10,200
Total Assets	$57,535	$56,817
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
GEORGIA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholder's Equity	At March 31, 2024	At December 31, 2023
	(in millions)
Current Liabilities:
Securities due within one year	$502	$502
Notes payable	684	1,329
Accounts payable —
Affiliated	603	840
Other	974	1,147
Customer deposits	250	250
Accrued taxes	300	582
Accrued interest	181	175
Accrued compensation	133	250
Operating lease obligations	135	135
Asset retirement obligations	341	338
Other regulatory liabilities	16	22
Other current liabilities	378	365
Total current liabilities	4,497	5,935
Long-term Debt	17,567	16,198
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	4,084	4,018
Deferred credits related to income taxes	2,135	2,161
Accumulated deferred ITCs	323	326
Employee benefit obligations	240	248
Operating lease obligations, deferred	729	740
Asset retirement obligations, deferred	5,432	5,327
Other deferred credits and liabilities	458	481
Total deferred credits and other liabilities	13,401	13,301
Total Liabilities	35,465	35,434
Common Stockholder's Equity (See accompanying statements)	22,070	21,383
Total Liabilities and Stockholder's Equity	$57,535	$56,817
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
GEORGIA POWER COMPANY
CONDENSED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY (UNAUDITED)

	Number of Common Shares Issued	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balance at December 31, 2022	9	$398	$15,626	$2,846	$(12)	$18,858
Net income	—	—	—	296	—	296
Capital contributions from parent company	—	—	752	—	—	752
Cash dividends on common stock	—	—	—	(464)	—	(464)
Other	—	—	—	1	—	1
Balance at March 31, 2023	9	$398	$16,378	$2,679	$(12)	$19,443

Balance at December 31, 2023	9	$398	$17,923	$3,071	$(9)	$21,383
Net income	—	—	—	437	—	437
Capital contributions from parent company	—	—	750	—	—	750
Other comprehensive income	—	—	—	—	13	13
Cash dividends on common stock	—	—	—	(513)	—	(513)
Balance at March 31, 2024	9	$398	$18,673	$2,995	$4	$22,070
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements

MISSISSIPPI POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2024	2023
	(in millions)
Operating Revenues:
Retail revenues	$221	$236
Wholesale revenues, non-affiliates	59	68
Wholesale revenues, affiliates	51	75
Other revenues	11	11
Total operating revenues	342	390
Operating Expenses:
Fuel and purchased power	111	151
Other operations and maintenance	88	82
Depreciation and amortization	47	47
Taxes other than income taxes	31	32
Total operating expenses	277	312
Operating Income	65	78
Other Income and (Expense):
Interest expense, net of amounts capitalized	(19)	(16)
Other income (expense), net	14	9
Total other income and (expense)	(5)	(7)
Earnings Before Income Taxes	60	71
Income taxes	10	13
Net Income	$50	$58
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2024	2023
	(in millions)
Net Income	$50	$58
Other comprehensive income:
Qualifying hedges:
Changes in fair value, net of tax of $2 and $—, respectively	5	—
Total other comprehensive income	5	—
Comprehensive Income	$55	$58
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
MISSISSIPPI POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2024	2023
	(in millions)
Operating Activities:
Net income	$50	$58
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	50	58
Pension, postretirement, and other employee benefits	(4)	(5)
Settlement of asset retirement obligations	(4)	(3)
Other, net	4	—
Changes in certain current assets and liabilities —
-Receivables	21	73
-Retail fuel cost under recovery	3	(23)
-Other current assets	(13)	(1)
-Accounts payable	(34)	(74)
-Accrued taxes	(59)	(62)
-Accrued compensation	(21)	(17)
-Other current liabilities	—	(7)
Net cash used for operating activities	(7)	(3)
Investing Activities:
Property additions	(79)	(94)
Cost of removal, net of salvage	(12)	(6)
Construction payables	(7)	(9)
Payments pursuant to LTSAs	(5)	(8)
Other investing activities	(1)	—
Net cash used for investing activities	(104)	(117)
Financing Activities:
Increase in notes payable, net	8	126
Proceeds — Senior notes	150	—
Payment of common stock dividends	(47)	(46)
Other financing activities	—	(1)
Net cash provided from financing activities	111	79
Net Change in Cash, Cash Equivalents, and Restricted Cash	—	(41)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	38	59
Cash, Cash Equivalents, and Restricted Cash at End of Period	$38	$18
Supplemental Cash Flow Information:
Cash paid during the period for —
Interest	$29	$25
Noncash transactions —
Accrued property additions at end of period	27	13
Right-of-use assets obtained under operating leases	—	1
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
MISSISSIPPI POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Assets	At March 31, 2024	At December 31, 2023
	(in millions)
Current Assets:
Cash and cash equivalents	$38	$38
Receivables —
Customer accounts, net	57	36
Unbilled revenues	33	40
Affiliated	16	29
Other accounts and notes	59	20
Fossil fuel stock	60	47
Materials and supplies	89	89
Other regulatory assets	59	56
Other current assets	8	10
Total current assets	419	365
Property, Plant, and Equipment:
In service	5,587	5,523
Less: Accumulated provision for depreciation	1,821	1,792
Plant in service, net of depreciation	3,766	3,731
Construction work in progress	172	203
Total property, plant, and equipment	3,938	3,934
Other Property and Investments	156	158
Deferred Charges and Other Assets:
Deferred charges related to income taxes	28	28
Prepaid pension costs	102	99
Deferred under recovered retail fuel clause revenues	—	50
Regulatory assets – asset retirement obligations	245	244
Other regulatory assets, deferred	285	285
Accumulated deferred income taxes	93	96
Other deferred charges and assets	88	85
Total deferred charges and other assets	841	887
Total Assets	$5,354	$5,344
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
MISSISSIPPI POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholder's Equity	At March 31, 2024	At December 31, 2023
	(in millions)
Current Liabilities:
Securities due within one year	$201	$201
Notes payable	8	—
Accounts payable —
Affiliated	45	82
Other	72	73
Accrued taxes	58	117
Accrued compensation	22	43
Asset retirement obligations	29	29
Over recovered retail fuel clause revenues	—	27
Other regulatory liabilities	10	17
Other current liabilities	89	90
Total current liabilities	534	679
Long-term Debt	1,592	1,443
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	469	469
Deferred credits related to income taxes	228	229
Employee benefit obligations	67	67
Asset retirement obligations, deferred	137	139
Other cost of removal obligations	186	186
Other regulatory liabilities, deferred	95	92
Other deferred credits and liabilities	34	37
Total deferred credits and other liabilities	1,216	1,219
Total Liabilities	3,342	3,341
Common Stockholder's Equity (See accompanying statements)	2,012	2,003
Total Liabilities and Stockholder's Equity	$5,354	$5,344
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
MISSISSIPPI POWER COMPANY
CONDENSED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY (UNAUDITED)

	Number of Common Shares Issued	Common Stock	Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balance at December 31, 2022	1	$38	$4,652	$(2,759)	$—	$1,931
Net income	—	—	—	58	—	58
Cash dividends on common stock	—	—	—	(46)	—	(46)
Balance at March 31, 2023	1	$38	$4,652	$(2,747)	$—	$1,943

Balance at December 31, 2023	1	$38	$4,721	$(2,756)	$—	$2,003
Net income	—	—	—	50	—	50
Capital contributions from parent company	—	—	1	—	—	1
Other comprehensive income	—	—	—	—	5	5
Cash dividends on common stock	—	—	—	(47)	—	(47)
Balance at March 31, 2024	1	$38	$4,722	$(2,753)	$5	$2,012
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2024	2023
	(in millions)
Operating Revenues:
Wholesale revenues, non-affiliates	$369	$362
Wholesale revenues, affiliates	92	135
Other revenues	12	11
Total operating revenues	473	508
Operating Expenses:
Fuel	156	191
Purchased power	18	26
Other operations and maintenance	121	107
Depreciation and amortization	118	128
Taxes other than income taxes	10	13
Gain on dispositions, net	—	(20)
Total operating expenses	423	445
Operating Income	50	63
Other Income and (Expense):
Interest expense, net of amounts capitalized	(29)	(33)
Other income (expense), net	3	2
Total other income and (expense)	(26)	(31)
Earnings Before Income Taxes	24	32
Income taxes (benefit)	(14)	(7)
Net Income	38	39
Net loss attributable to noncontrolling interests	(58)	(63)
Net Income Attributable to Southern Power	$96	$102
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2024	2023
	(in millions)
Net Income	$38	$39
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $(4) and $(3), respectively	(11)	(8)
Reclassification adjustment for amounts included in net income, net of tax of $4 and $—, respectively	12	1
Pension and other postretirement benefit plans:
Benefit plan net gain (loss), net of tax of $— and $—, respectively	1	—
Total other comprehensive income (loss)	2	(7)
Comprehensive Income	40	32
Comprehensive loss attributable to noncontrolling interests	(58)	(63)
Comprehensive Income Attributable to Southern Power	$98	$95
The accompanying notes as they relate to Southern Power are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2024	2023
	(in millions)
Operating Activities:
Net income	$38	$39
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	121	133
Amortization of ITCs	(15)	(15)
Gain on dispositions, net	—	(20)
Other, net	(5)	(11)
Changes in certain current assets and liabilities —
-Receivables	46	120
-Prepaid income taxes	2	15
-Other current assets	—	(13)
-Accounts payable	(57)	(92)
-Accrued compensation	(14)	(13)
-Other current liabilities	5	(8)
Net cash provided from operating activities	121	135
Investing Activities:
Property additions	(28)	(11)
Proceeds from dispositions	—	46
Change in construction payables	(12)	(15)
Payments pursuant to LTSAs	(11)	(16)
Other investing activities	7	—
Net cash provided from (used for) investing activities	(44)	4
Financing Activities:
Increase (decrease) in notes payable, net	4	(59)
Capital contributions from noncontrolling interests	9	21
Distributions to noncontrolling interests	(34)	(48)
Payment of common stock dividends	(65)	(63)
Other financing activities	(3)	3
Net cash used for financing activities	(89)	(146)
Net Change in Cash, Cash Equivalents, and Restricted Cash	(12)	(7)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	144	133
Cash, Cash Equivalents, and Restricted Cash at End of Period	$132	$126
Supplemental Cash Flow Information:
Cash paid (received) during the period for —
Interest (net of $2 and $— capitalized for 2024 and 2023, respectively)	$23	$30
Income taxes, net	(9)	(9)
Noncash transactions —
Accrued property additions at end of period	40	12
The accompanying notes as they relate to Southern Power are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Assets	At March 31, 2024	At December 31, 2023
	(in millions)
Current Assets:
Cash and cash equivalents	$115	$124
Receivables —
Customer accounts, net	124	136
Affiliated	14	37
Other	43	54
Materials and supplies	83	80
Prepaid income taxes	42	2
Other current assets	85	90
Total current assets	506	523
Property, Plant, and Equipment:
In service	14,659	14,690
Less: Accumulated provision for depreciation	4,200	4,119
Plant in service, net of depreciation	10,459	10,571
Construction work in progress	298	278
Total property, plant, and equipment	10,757	10,849
Other Property and Investments:
Intangible assets, net of amortization of $153 and $148, respectively	238	243
Net investment in sales-type leases	147	148
Total other property and investments	385	391
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	486	488
Prepaid LTSAs	262	248
Other deferred charges and assets	266	262
Total deferred charges and other assets	1,014	998
Total Assets	$12,662	$12,761
The accompanying notes as they relate to Southern Power are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholders' Equity	At March 31, 2024	At December 31, 2023
	(in millions)
Current Liabilities:
Notes payable	$140	$138
Accounts payable —
Affiliated	39	82
Other	69	91
Accrued taxes	20	26
Accrued interest	27	27
Operating lease obligations	29	29
Other current liabilities	83	97
Total current liabilities	407	490
Long-term Debt	2,699	2,711
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	667	614
Accumulated deferred ITCs	1,483	1,498
Operating lease obligations, deferred	515	517
Other deferred credits and liabilities	248	233
Total deferred credits and other liabilities	2,913	2,862
Total Liabilities	6,019	6,063
Total Stockholders' Equity (See accompanying statements)	6,643	6,698
Total Liabilities and Stockholders' Equity	$12,662	$12,761
The accompanying notes as they relate to Southern Power are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Common Stockholders' Equity	Noncontrolling Interests	Total
	(in millions)
Balance at December 31, 2022	$1,069	$1,741	$(18)	$2,792	$4,124	$6,916
Net income (loss)	—	102	—	102	(63)	39
Other comprehensive income (loss)	—	—	(7)	(7)	—	(7)
Cash dividends on common stock	—	(63)	—	(63)	—	(63)
Capital contributions from noncontrolling interests	—	—	—	—	21	21
Distributions to noncontrolling interests	—	—	—	—	(48)	(48)
Balance at March 31, 2023	$1,069	$1,780	$(25)	$2,824	$4,034	$6,858

Balance at December 31, 2023	$1,088	$1,846	$(17)	$2,917	$3,781	$6,698
Net income (loss)	—	96	—	96	(58)	38
Other comprehensive income	—	—	2	2	—	2
Cash dividends on common stock	—	(65)	—	(65)	—	(65)
Capital contributions from noncontrolling interests	—	—	—	—	9	9
Distributions to noncontrolling interests	—	—	—	—	(38)	(38)
Other	—	(1)	—	(1)	—	(1)
Balance at March 31, 2024	$1,088	$1,876	$(15)	$2,949	$3,694	$6,643
The accompanying notes as they relate to Southern Power are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2024	2023
	(in millions)
Operating Revenues:
Natural gas revenues (includes revenue taxes of $53 and $66, respectively)	$1,707	$1,875
Total operating revenues	1,707	1,875
Operating Expenses:
Cost of natural gas	605	898
Other operations and maintenance	293	305
Depreciation and amortization	155	141
Taxes other than income taxes	87	102
Total operating expenses	1,140	1,446
Operating Income	567	429
Other Income and (Expense):
Earnings from equity method investments	44	45
Interest expense, net of amounts capitalized	(84)	(76)
Other income (expense), net	20	14
Total other income and (expense)	(20)	(17)
Earnings Before Income Taxes	547	412
Income taxes	138	103
Net Income	$409	$309
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2024	2023
	(in millions)
Net Income	$409	$309
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $(2) and $(10), respectively	(5)	(24)
Reclassification adjustment for amounts included in net income, net of tax of $7 and $6, respectively	17	14
Total other comprehensive income (loss)	12	(10)
Comprehensive Income	$421	$299
The accompanying notes as they relate to Southern Company Gas are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2024	2023
	(in millions)
Operating Activities:
Net income	$409	$309
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	155	141
Deferred income taxes	61	27
Other, net	(10)	(3)
Changes in certain current assets and liabilities —
-Receivables	(16)	266
-Natural gas for sale, net of temporary LIFO liquidation	237	267
-Prepaid income taxes	53	33
-Natural gas cost under recovery	—	108
-Other current assets	(27)	(18)
-Accounts payable	(127)	(303)
-Accrued taxes	7	36
-Accrued compensation	(55)	(36)
-Natural gas cost over recovery	(65)	117
-Other current liabilities	(24)	34
Net cash provided from operating activities	598	978
Investing Activities:
Property additions	(255)	(299)
Cost of removal, net of salvage	(12)	(24)
Change in construction payables, net	(40)	(53)
Other investing activities	(12)	(3)
Net cash used for investing activities	(319)	(379)
Financing Activities:
Decrease in notes payable, net	(81)	(448)
Redemptions — Short-term borrowings	—	(200)
Capital contributions from parent company	—	192
Payment of common stock dividends	(151)	(146)
Other financing activities	(3)	9
Net cash used for financing activities	(235)	(593)
Net Change in Cash, Cash Equivalents, and Restricted Cash	44	6
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	35	83
Cash, Cash Equivalents, and Restricted Cash at End of Period	$79	$89
Supplemental Cash Flow Information:
Cash paid (received) during the period for —
Interest (net of $5 and $4 capitalized for 2024 and 2023, respectively)	$89	$76
Income taxes, net	(3)	—
Noncash transactions —
Accrued property additions at end of period	99	124
Right-of-use assets obtained under operating leases	1	—
The accompanying notes as they relate to Southern Company Gas are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Assets	At March 31, 2024	At December 31, 2023
	(in millions)
Current Assets:
Cash and cash equivalents	$77	$33
Receivables —
Customer accounts	474	405
Unbilled revenues	204	261
Other accounts and notes	53	47
Accumulated provision for uncollectible accounts	(52)	(44)
Materials and supplies	68	66
Natural gas for sale	210	420
Prepaid expenses	60	107
Other regulatory assets	162	141
Other current assets	57	50
Total current assets	1,313	1,486
Property, Plant, and Equipment:
In service	21,078	20,840
Less: Accumulated depreciation	5,620	5,534
Plant in service, net of depreciation	15,458	15,306
Construction work in progress	1,112	1,110
Total property, plant, and equipment	16,570	16,416
Other Property and Investments:
Goodwill	5,015	5,015
Equity investments in unconsolidated subsidiaries	1,260	1,235
Other intangible assets, net of amortization of $168 and $166, respectively	14	16
Miscellaneous property and investments	26	25
Total other property and investments	6,315	6,291
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	46	47
Prepaid pension costs	164	158
Other regulatory assets, deferred	503	504
Other deferred charges and assets	180	181
Total deferred charges and other assets	893	890
Total Assets	$25,091	$25,083
The accompanying notes as they relate to Southern Company Gas are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholder's Equity	At March 31, 2024	At December 31, 2023
	(in millions)
Current Liabilities:
Notes payable	$334	$415
Accounts payable —
Affiliated	44	89
Other	308	424
Customer deposits	79	126
Accrued taxes	84	77
Accrued interest	76	77
Accrued compensation	57	112
Natural gas cost over recovery	150	214
Other regulatory liabilities	60	19
Other current liabilities	172	155
Total current liabilities	1,364	1,708
Long-term Debt	7,825	7,833
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	1,736	1,671
Deferred credits related to income taxes	752	759
Employee benefit obligations	105	110
Operating lease obligations	38	40
Other cost of removal obligations	1,804	1,771
Accrued environmental remediation	194	192
Other deferred credits and liabilities	199	196
Total deferred credits and other liabilities	4,828	4,739
Total Liabilities	14,017	14,280
Common Stockholder's Equity (See accompanying statements)	11,074	10,803
Total Liabilities and Stockholder's Equity	$25,091	$25,083
The accompanying notes as they relate to Southern Company Gas are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (UNAUDITED)

	Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balance at December 31, 2022	$10,445	$(79)	$31	$10,397
Net income	—	309	—	309
Capital contributions from parent company	203	—	—	203
Other comprehensive income (loss)	—	—	(10)	(10)
Cash dividends on common stock	—	(146)	—	(146)
Other	1	(1)	—	—
Balance at March 31, 2023	$10,649	$83	$21	$10,753

Balance at December 31, 2023	$10,836	$(49)	$16	$10,803
Net income	—	409	—	409
Capital contributions from parent company	2	—	—	2
Other comprehensive income	—	—	12	12
Cash dividends on common stock	—	(151)	—	(151)
Other	—	(1)	—	(1)
Balance at March 31, 2024	$10,838	$208	$28	$11,074
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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(A) INTRODUCTION
The condensed quarterly financial statements of each Registrant included herein have been prepared by such Registrant, without audit, pursuant to the rules and regulations of the SEC. The Condensed Balance Sheets at December 31, 2023 have been derived from the audited financial statements of each Registrant. In the opinion of each Registrant's management, the information regarding such Registrant furnished herein reflects all adjustments, which, except as otherwise disclosed, are of a normal recurring nature, necessary to present fairly the results of operations for the periods ended March 31, 2024 and 2023. Certain information and disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although each Registrant believes that the disclosures regarding such Registrant are adequate to make the information presented not misleading. Disclosures which would substantially duplicate the disclosures in the Form 10-K and details which have not changed significantly in amount or composition since the filing of the Form 10-K are generally omitted from this Quarterly Report on Form 10-Q unless specifically required by GAAP. Therefore, these Condensed Financial Statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K. Due to the seasonal variations in the demand for energy and other factors, operating results for the periods presented are not necessarily indicative of the operating results to be expected for the full year.
Certain prior year data presented in the financial statements have been reclassified to conform to the current year presentation. These reclassifications had no impact on the overall results of operations, financial position, or cash flows of any Registrant.
Goodwill and Other Intangible Assets
Goodwill at March 31, 2024 and December 31, 2023 was as follows:

Goodwill
(in millions)
Southern Company	$5,161
Southern Company Gas:
Gas distribution operations	$4,034
Gas marketing services	981
Southern Company Gas total	$5,015
Goodwill is not amortized but is subject to an annual impairment test during the fourth quarter of each year, or more frequently if goodwill impairment indicators exist.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Other intangible assets were as follows:

	At March 31, 2024			At December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Other Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Other Intangible Assets, Net
	(in millions)			(in millions)
Southern Company
Subject to amortization:
Customer relationships	$211	$(174)	$37	$212	$(172)	$40
Trade names	64	(55)	9	64	(53)	11
PPA fair value adjustments	390	(153)	237	390	(148)	242
Other	4	(3)	1	3	(3)	—
Total subject to amortization	$669	$(385)	$284	$669	$(376)	$293
Not subject to amortization:
FCC licenses	75	—	75	75	—	75
Total other intangible assets	$744	$(385)	$359	$744	$(376)	$368

Southern Power(*)
PPA fair value adjustments	$390	$(153)	$237	$390	$(148)	$242

Southern Company Gas(*)
Gas marketing services
Customer relationships	$156	$(146)	$10	$156	$(145)	$11
Trade names	26	(22)	4	26	(21)	5
Total other intangible assets	$182	$(168)	$14	$182	$(166)	$16
(*) All subject to amortization.
Amortization associated with other intangible assets was as follows:

	Three Months Ended
	March 31, 2024	March 31, 2023
	(in millions)
Southern Company(a)	$9	$10
Southern Power(b)	5	5
Southern Company Gas	2	3
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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed balance sheets that total to the amount shown in the condensed statements of cash flows for the applicable Registrants:

	Southern Company	Alabama Power	Georgia Power	Southern Power	Southern Company Gas
	(in millions)
At March 31, 2024
Cash and cash equivalents	$713	$292	$—	$115	$77
Restricted cash(a):
Other current assets	99	44	36	17	2
Other deferred charges and assets	19	—	19	—	—
Total cash, cash equivalents, and restricted cash(b)	$832	$336	$55	$132	$79

At December 31, 2023
Cash and cash equivalents	$748	$324	$9	$124	$33
Restricted cash(a):
Other current assets	141	85	37	17	2
Other deferred charges and assets	31	—	29	3	—
Total cash, cash equivalents, and restricted cash(b)	$921	$409	$75	$144	$35
(a)For Alabama Power and Georgia Power, reflects proceeds from the issuance of solid waste disposal facility revenue bonds in 2023 and 2022, respectively. For Southern Power, reflects $17 million at both March 31, 2024 and December 31, 2023 resulting from an arbitration award held to fund future replacement costs and $3 million at December 31, 2023 held to fund estimated construction completion costs at the Deuel Harvest wind facility. See Note (C) under "General Litigation Matters – Southern Power" for additional information related to the arbitration award. For Southern Company Gas, reflects collateral for workers' compensation, life insurance, and long-term disability insurance.
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
Southern Company Gas recorded no material adjustments to natural gas inventories for either period presented. Nicor Gas' inventory decrement at March 31, 2024 is expected to be restored prior to year-end.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Storm Damage Reserves
See Note 1 to the financial statements under "Storm Damage and Reliability Reserves" in Item 8 of the Form 10-K for additional information.
Storm damage reserve activity for the traditional electric operating companies during the three months ended March 31, 2024 was as follows:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power
	(in millions)
Balance at December 31, 2023	$66	$76	$(54)	$44
Accrual	14	3	8	3
Weather-related damages	(17)	(5)	(12)	—
Balance at March 31, 2024	$63	$74	$(58)	$47
Asset Retirement Obligations
See Note 6 to the financial statements in Item 8 of the Form 10-K for additional information.
Following initial criticality for Plant Vogtle Unit 4 on February 14, 2024, Georgia Power recorded AROs of approximately $118 million. See Note (B) under "Georgia Power – Nuclear Construction" for additional information on Plant Vogtle Units 3 and 4.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
(B) REGULATORY MATTERS
See Note 2 to the financial statements in Item 8 of the Form 10-K for additional information relating to regulatory matters.
The recovery balances for certain retail regulatory clauses of the traditional electric operating companies and Southern Company Gas at March 31, 2024 and December 31, 2023 were as follows:

Regulatory Clause	Balance Sheet Line Item	March 31, 2024	December 31, 2023
		(in millions)
Alabama Power
Rate CNP Compliance	Other regulatory assets, current	$8	$8
	Other regulatory assets, deferred	19	25
Rate CNP PPA	Other regulatory assets, current	18	18
	Other regulatory assets, deferred	82	85
Rate ECR	Regulatory assets – under recovered retail fuel clause revenues	173	246
Georgia Power
Fuel Cost Recovery	Receivables – under recovered retail fuel clause revenues	$679	$694
	Deferred under recovered retail fuel clause revenues	1,044	1,211
Mississippi Power
Fuel Cost Recovery(*)	Receivables – customer accounts, net	$20	$—
	Deferred under recovered retail fuel clause revenues	—	50
	Over recovered retail fuel clause revenues	—	27
Ad Valorem Tax	Other regulatory assets, deferred	13	12
Southern Company Gas
Natural Gas Cost Recovery	Natural gas cost over recovery	$150	$214
(*)Mississippi Power also has wholesale MRA and Market Based (MB) fuel cost recovery factors. At March 31, 2024 and December 31, 2023, wholesale MRA fuel costs were over recovered $10 million and $5 million, respectively, and were included in other current liabilities on Mississippi Power's balance sheets. The wholesale MB fuel cost recovery was immaterial for both periods presented.
Alabama Power
Plant Greene County
Alabama Power jointly owns Plant Greene County Units 1 and 2 with an affiliate, Mississippi Power. See Note 5 to the financial statements under "Joint Ownership Agreements" in Item 8 of the Form 10-K for additional information.
On April 26, 2024, Mississippi Power filed its 2024 IRP with the Mississippi PSC. The filing includes a schedule to retire Mississippi Power's 40% ownership interest in Plant Greene County Units 1 and 2 by the end of 2028.
Alabama Power currently expects to retire Plant Greene County Units 1 and 2 (300 MWs based on 60% ownership) by the end of 2028. Alabama Power and Mississippi Power continue to evaluate operating conditions and business needs relevant to the anticipated retirement of Plant Greene County Units 1 and 2. Additionally, the unit retirements require the completion by Alabama Power of transmission and system reliability improvements, as well as agreement by Alabama Power.
The ultimate outcome of this matter cannot be determined at this time. See "Mississippi Power – Integrated Resource Plan" herein for additional information.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Georgia Power
Integrated Resource Plan
On April 16, 2024, the Georgia PSC approved Georgia Power's updated IRP (2023 IRP Update) as modified by a stipulated agreement among Georgia Power, the staff of the Georgia PSC, and certain intervenors. In the 2023 IRP Update decision, the Georgia PSC approved the following requests:
•Authority to develop, own, and operate up to 1,400 MWs from three simple cycle combustion turbines at Plant Yates with the recoverable costs not to exceed the certified amount, which is projected to be approved by the Georgia PSC in the second half of 2024. In doing so, the Georgia PSC recognized the potential for circumstances beyond Georgia Power's control that could cause the project costs to exceed the certified amount, in which case Georgia Power would provide documentation to the Georgia PSC to explain and justify potential recovery of the additional costs.
•Certification of an affiliate PPA with Mississippi Power for 750 MWs, which began January 1, 2024 and will continue through December 2028.
•Certification of a non-affiliate PPA for 230 MWs, which began May 1, 2024 and will continue through December 2028.
•Authority to develop, own, and operate up to 500 MWs of battery energy storage facilities, including storage systems collocated with existing Georgia Power-owned solar facilities, as well as the issuance of a request for proposals for an additional 500 MWs of battery energy storage facilities.
•Approval of transmission projects necessary to support the generation resources approved in the 2023 IRP Update.
On January 12, 2024, Georgia Power entered into an Agreement for Engineering, Procurement, and Construction with Mitsubishi Power Americas, Inc. and Black & Veatch Construction, Inc. to construct three 442-MW simple cycle combustion turbine units at Plant Yates (Plant Yates Units 8, 9, and 10), which are projected to be placed in service in the fourth quarter 2026, the second quarter 2027, and the third quarter 2027, respectively. The ultimate outcome of this matter cannot be determined at this time.
Transmission Asset Sales
On March 7, 2024, the FERC approved the sale of transmission line assets under the integrated transmission system agreement, with a net book value of $230 million which is classified as held for sale at March 31, 2024 and included in other current assets on Southern Company's and Georgia Power's balance sheets. Subsequent to March 31, 2024, the sale, with a purchase price of $341 million, was completed resulting in a pre-tax gain of approximately $110 million ($81 million after tax) to be recorded in the second quarter 2024.
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
Georgia Power placed Unit 3 in service on July 31, 2023. On February 14, 2024, Unit 4 achieved self-sustaining nuclear fission, commonly referred to as initial criticality, and, on March 1, 2024, the generator successfully synchronized to the power grid and generated electricity for the first time. Georgia Power placed Unit 4 in service on April 29, 2024.
See Note 2 to the financial statements under "Georgia Power – Nuclear Construction" in Item 8 of the Form 10-K for additional information on Plant Vogtle Units 3 and 4 construction and cost recovery. See Note 8 to the financial statements under "Long-term Debt – DOE Loan Guarantee Borrowings" in Item 8 of the Form 10-K for information on the Amended and Restated Loan Guarantee Agreement, including applicable covenants, events of default, and mandatory prepayment events.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Cost and Schedule
Georgia Power's net capital costs incurred through March 31, 2024 in connection with Plant Vogtle Units 3 and 4, and its approximate proportionate share of additional capital costs to be incurred after March 31, 2024, including completion of testing and start-up for Unit 4 through April 2024 and demobilizing the site after Unit 4's in-service date, is as follows:

(in millions)
Total project capital cost forecast(a)(b)	$10,753
Net investment at March 31, 2024(b)	(10,608)
Remaining estimate to complete	$145
(a)Includes approximately $610 million of costs that are not shared with the other Vogtle Owners, including $33 million of construction monitoring costs, and approximately $567 million of incremental costs under the cost-sharing provisions of the Vogtle Joint Ownership Agreements (as defined below). Excludes financing costs expected to be capitalized through AFUDC of approximately $440 million, of which $435 million had been accrued through March 31, 2024.
(b)Net of $1.7 billion received from Toshiba under the Guarantee Settlement Agreement and approximately $188 million in related customer refunds.
Georgia Power estimates that its financing costs for construction of Plant Vogtle Units 3 and 4 will total approximately $3.53 billion, of which $3.52 billion had been incurred and $3.07 billion had been recovered through March 31, 2024.
Joint Owner Contracts
In September 2022, Georgia Power and MEAG Power reached an agreement to resolve a dispute regarding the cost-sharing and tender provisions of the joint ownership agreements for Plant Vogtle Units 3 and 4, as amended (Vogtle Joint Ownership Agreements). Under the terms of the agreement, among other items, (i) MEAG Power will not exercise its tender option and will retain its full ownership interest in Plant Vogtle Units 3 and 4; (ii) Georgia Power will reimburse a portion of MEAG Power's costs of construction for Plant Vogtle Units 3 and 4 as such costs are incurred and with no further adjustment for force majeure costs, which payments will total approximately $92 million based on the current project capital cost forecast; and (iii) Georgia Power will reimburse 20% of MEAG Power's costs of construction with respect to any amounts over the current project capital cost forecast, with no further adjustment for force majeure costs.
In October 2023, Georgia Power reached agreements with both OPC and Dalton to resolve its respective dispute with each of OPC and Dalton regarding the cost-sharing and tender provisions of the Vogtle Joint Ownership Agreements. Under the terms of the agreements with OPC and Dalton, among other items, (i) each of OPC and Dalton retracted its exercise of the tender option and will retain its full ownership interest in Plant Vogtle Units 3 and 4, (ii) Georgia Power made payments immediately after execution of the agreements of $308 million and $17 million to OPC and Dalton, respectively, representing payment for a portion of each of OPC's and Dalton's costs of construction for Plant Vogtle Units 3 and 4 previously incurred, (iii) Georgia Power will pay a portion of each of OPC's and Dalton's further costs of construction for Plant Vogtle Units 3 and 4 as such costs are incurred and with no further adjustment for force majeure costs, which payments will be in an aggregate amount of approximately $105 million and $6 million for OPC and Dalton, respectively, based on the current project capital cost forecast, and (iv) Georgia Power will pay 66% of each of OPC's and Dalton's costs of construction with respect to any amounts above the current project capital cost forecast, with no further adjustment for force majeure costs.
The ultimate impact of these matters on the project capital cost forecast for Plant Vogtle Units 3 and 4 cannot be determined at this time.
Regulatory Matters
Georgia Power increased annual retail base rates by $318 million effective August 1, 2023 based on the in-service date of July 31, 2023 for Unit 3. Financing costs (debt and equity) on the remaining portion of the total Unit 3 and the common facilities construction costs continued to be recovered through the NCCR tariff or deferred. Georgia

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Power deferred as a regulatory asset the debt component of financing costs ($22 million at March 31, 2024) as well as the remaining depreciation expense ($28 million at March 31, 2024) until Unit 4 costs were placed in retail base rates as described below. The equity component of financing costs ($38 million at March 31, 2024) represents an unrecognized ratemaking amount that is not reflected on Georgia Power's balance sheets. This amount will be recognized in Georgia Power's income statements in the periods it is billable to customers.
After considering construction and capital costs already in retail base rates of $2.1 billion and $362 million of associated retail rate base items for Unit 3 and common facilities, Georgia Power included in retail rate base the remaining $5.462 billion of construction and capital costs as well as $647 million of associated retail rate base items effective with the April 29, 2024 in-service date for Unit 4, pursuant to the approved Prudency Stipulation. Annual retail base revenues increased approximately $730 million and the average retail base rates were adjusted by approximately 5% (net of the elimination of the NCCR tariff described below) effective May 1, 2024.
Reductions to the ROE used to calculate the NCCR tariff (pursuant to prior Georgia PSC orders) negatively impacted earnings by approximately $310 million in 2023 and $60 million in the first quarter 2024 and are projected to have additional negative earnings impact of approximately $20 million in the second quarter 2024. Further, as included in the approved Prudency Stipulation, since commercial operation for Unit 4 was not achieved by March 31, 2024, Georgia Power's ROE used to determine the NCCR tariff and calculate AFUDC was reduced to zero effective April 1, 2024, which is projected to result in an estimated negative impact to earnings of approximately $10 million (for one month) in the second quarter 2024 based on the April 29, 2024 in-service date. Effective May 1, 2024, following commercial operation of Unit 4, Georgia Power's NCCR tariff was eliminated and related financing costs are included in Georgia Power's general retail revenue requirements and collected through retail base rates.
Mississippi Power
Performance Evaluation Plan
On March 15, 2024, Mississippi Power submitted its annual retail PEP filing for 2024 to the Mississippi PSC indicating no change in retail rates. The ultimate outcome of this matter cannot be determined at this time.
Ad Valorem Tax Adjustment
On April 22, 2024, Mississippi Power submitted its annual ad valorem tax adjustment filing for 2024 to the Mississippi PSC, which requested a $5 million annual decrease in revenues. The ultimate outcome of this matter cannot be determined at this time.
System Restoration Rider
On April 11, 2024, the Mississippi PSC approved Mississippi Power's annual SRR filing, which indicated no change in retail rates. Mississippi Power's minimum annual SRR accrual was increased from $12 million to $13 million.
Integrated Resource Plan
On April 26, 2024, Mississippi Power filed its 2024 IRP with the Mississippi PSC. The filing includes a schedule to retire Plant Watson Unit 4 (268 MWs) and Plant Greene County Units 1 and 2 (206 MWs based on 40% ownership) and to retire early Plant Daniel Units 1 and 2 (502 MWs based on 50% ownership), all by the end of 2028, which is consistent with the completion of Mississippi Power's affiliate PPA with Georgia Power. The Plant Greene County unit retirements require the completion by Alabama Power of transmission and system reliability improvements, as well as agreement by Alabama Power.
The remaining net book value of Plant Daniel Units 1 and 2 was approximately $485 million at March 31, 2024 and Mississippi Power is continuing to depreciate these units using the current approved rates. Mississippi Power expects to reclassify the net book value remaining at retirement to a regulatory asset to be amortized over a period to

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
be determined by the Mississippi PSC in future proceedings, consistent with a 2020 Mississippi PSC order. The Plant Watson and Plant Greene County units are expected to be fully depreciated upon retirement.
The 2024 IRP is subject to review by the Mississippi PSC and is expected to conclude in the third quarter 2024.
The ultimate outcome of this matter cannot be determined at this time.
Municipal and Rural Associations Tariff
On March 29, 2024, Mississippi Power filed a request with the FERC for an $8 million increase in annual wholesale base revenues under the MRA tariff and requested an effective date of May 29, 2024. On April 19, 2024, Cooperative Energy challenged the new rates in a filing with the FERC. The ultimate outcome of this matter cannot be determined at this time.
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
The Registrants intend to dispute the allegations raised in and vigorously defend against the pending legal challenges discussed below; however, the ultimate outcome of each of these matters cannot be determined at this time.
Southern Company and Mississippi Power
In 2010, the DOE, through a cooperative agreement with SCS, agreed to fund $270 million of the Kemper County energy facility through the grants awarded to the project by the DOE under the Clean Coal Power Initiative Round 2. In 2016, additional DOE grants in the amount of $137 million were awarded to the Kemper County energy facility. In 2018, Mississippi Power filed with the DOE its request for property closeout certification under the contract related to the $387 million of total grants received. In 2020, Mississippi Power and Southern Company executed an agreement with the DOE completing Mississippi Power's request, which enabled Mississippi Power to proceed with full dismantlement of the abandoned gasifier-related assets and site restoration activities. In connection with the DOE closeout discussions, in 2019, the Civil Division of the Department of Justice informed Southern Company and Mississippi Power of a civil investigation related to the DOE grants. In August 2023, the U.S. District Court for the Northern District of Georgia unsealed a civil action in which defendants Southern Company, SCS, and Mississippi Power are alleged to have violated certain provisions of the False Claims Act by fraudulently inducing the DOE to disburse funds pursuant to the grants. The federal government declined to intervene in the action. In October 2023, the plaintiff, a former SCS employee, filed an amended complaint, again alleging certain violations of the False Claims Act. The plaintiff seeks to recover all damages incurred personally and on behalf of the federal government caused by the defendants' alleged violations, as well as treble damages and attorneys' fees, among other relief. On February 2, 2024, the defendants moved to dismiss the amended complaint. An adverse outcome could have a material impact on Southern Company's and Mississippi Power's financial statements.
Alabama Power
In September 2022, Mobile Baykeeper filed a citizen suit in the U.S. District Court for the Southern District of Alabama alleging that Alabama Power's plan to close the Plant Barry ash pond utilizing a closure-in-place

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
methodology violates the Resource Conservation and Recovery Act (RCRA) and regulations governing CCR. Among other relief requested, Mobile Baykeeper sought a declaratory judgment that the RCRA and regulations governing CCR were being violated, preliminary and injunctive relief to prevent implementation of Alabama Power's closure plan, and the development of a closure plan that satisfies regulations governing CCR requirements. In December 2022, Alabama Power filed a motion to dismiss the case. On January 4, 2024, the lawsuit was dismissed without prejudice by the U.S. District Court judge. On February 1, 2024, the plaintiff filed a motion to reconsider.
In January 2023, the EPA issued a Notice of Potential Violations associated with Alabama Power's plan to close the Plant Barry ash pond. Alabama Power has affirmed to the EPA its position that it is in compliance with CCR requirements.
These matters could have a material impact on Alabama Power's financial statements, including ARO estimates and cash flows. See Note 6 to the financial statements in Item 8 of the Form 10-K for a discussion of Alabama Power's ARO liabilities.
Georgia Power
In July 2020, a group of individual plaintiffs filed a complaint, which was amended in December 2022, in the Superior Court of Fulton County, Georgia against Georgia Power alleging that the construction and operation of Plant Scherer has impacted groundwater and air, resulting in alleged personal injuries and property damage. The plaintiffs seek an unspecified amount of monetary damages including punitive damages, a medical monitoring fund, and injunctive relief. In December 2022, the Superior Court of Fulton County, Georgia granted Georgia Power's motion to transfer the case to the Superior Court of Monroe County, Georgia. In May 2023, the Superior Court of Monroe County, Georgia denied Georgia Power's motion to dismiss the case for lack of subject matter jurisdiction. In July 2023, the Superior Court of Monroe County, Georgia denied the remaining motions to dismiss certain claims and plaintiffs that Georgia Power filed at the outset of the case. On March 11, 2024, Georgia Power filed a motion to dismiss certain claims. On March 14, 2024, Georgia Power filed motions for summary judgment.
In October 2021, February 2022, and January 2023, a total of eight additional complaints were filed in the Superior Court of Monroe County, Georgia against Georgia Power alleging that releases from Plant Scherer have impacted groundwater and air, resulting in alleged personal injuries and property damage. The plaintiffs sought an unspecified amount of monetary damages including punitive damages. After Georgia Power removed these cases to the U.S. District Court for the Middle District of Georgia, the plaintiffs voluntarily dismissed their complaints without prejudice in November 2022 and January 2023. In May 2023, the plaintiffs in the cases originally filed in October 2021, February 2022, and January 2023 refiled their eight complaints in the Superior Court of Monroe County, Georgia. Also in May 2023, a new complaint was filed in the Superior Court of Monroe County, Georgia against Georgia Power alleging that the construction and operation of Plant Scherer have impacted groundwater and air, resulting in alleged personal injuries. The plaintiff seeks an unspecified amount of monetary damages, including punitive damages. Also in May 2023, Georgia Power removed all of these cases to the U.S. District Court for the Middle District of Georgia. The plaintiffs are requesting the court remand the cases back to the Superior Court of Monroe County, Georgia.
The amount of possible loss, if any, from these matters cannot be estimated at this time.
Mississippi Power
In 2018, Ray C. Turnage and 10 other individual plaintiffs filed a putative class action complaint against Mississippi Power and the three then-serving members of the Mississippi PSC in the U.S. District Court for the Southern District of Mississippi, which was amended in March 2019 to include four additional plaintiffs. Mississippi Power received Mississippi PSC approval in 2013 to charge a mirror CWIP rate premised upon including in its rate base pre-construction and construction costs for the Kemper County energy facility prior to placing the Kemper County energy facility into service. The Mississippi Supreme Court reversed that approval and ordered Mississippi Power to refund the amounts paid by customers under the previously-approved mirror CWIP rate. The plaintiffs allege that

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
the initial approval process, and the amount approved, were improper and make claims for gross negligence, reckless conduct, and intentional wrongdoing. They also allege that Mississippi Power underpaid customers by up to $23.5 million in the refund process by applying an incorrect interest rate. The plaintiffs seek to recover, on behalf of themselves and their putative class, actual damages, punitive damages, pre-judgment interest, post-judgment interest, attorney's fees, and costs. The district court dismissed the amended complaint; however, in March 2020, the plaintiffs filed a motion seeking to name the new members of the Mississippi PSC, the Mississippi Development Authority, and Southern Company as additional defendants and add a cause of action against all defendants based on a dormant commerce clause theory under the U.S. Constitution. In July 2020, the plaintiffs filed a motion for leave to file a third amended complaint, which included the same federal claims as the proposed second amended complaint, as well as several additional state law claims based on the allegation that Mississippi Power failed to disclose the annual percentage rate of interest applicable to refunds. In November 2020, the district court denied each of the plaintiffs' pending motions and entered final judgment in favor of Mississippi Power. In January 2021, the district court denied further motions by the plaintiffs to vacate the judgment and to file a revised second amended complaint. In February 2021, the plaintiffs filed a notice of appeal with the U.S. Court of Appeals for the Fifth Circuit. In March 2022, the U.S. Court of Appeals for the Fifth Circuit issued an opinion affirming the dismissal of the claims against the Mississippi PSC defendants but reversing the dismissal of the claims against Mississippi Power. In May 2022, the U.S. Court of Appeals for the Fifth Circuit denied a petition by Mississippi Power for a rehearing en banc and remanded the case to the U.S. District Court for the Southern District of Mississippi for further proceedings. In June 2022, Mississippi Power filed with the trial court a motion to dismiss the complaint with prejudice, which was granted on March 15, 2023. On March 28, 2023, the plaintiffs filed a notice of appeal with the U.S. Court of Appeals for the Fifth Circuit. In December 2023, the U.S Court of Appeals for the Fifth Circuit affirmed the district court's order dismissing the plaintiffs' complaint against Mississippi Power, and the plaintiffs filed a petition for panel rehearing, which was denied on January 10, 2024. The plaintiffs did not file a petition for writ of certiorari with the U.S. Supreme Court. This matter is now concluded.
Southern Power
In 2021, Southern Power and certain of its subsidiaries filed an arbitration demand with the American Arbitration Association against First Solar for defective design of actuators on trackers and inverters installed by First Solar under the engineering, procurement, and construction agreements associated with five solar projects owned by Southern Power and partners and managed by Southern Power. In 2023, Southern Power received an award of approximately $36 million and filed for confirmation in the Delaware Court of Chancery. Subsequently in 2023, First Solar filed a motion to dismiss the confirmation and, in February 2024, filed a petition to vacate the arbitration award in the Supreme Court of New York County, New York. In March 2024, Southern Power dismissed the proceeding in Delaware without prejudice and filed an opposition to First Solar's petition in the New York matter.
At March 31, 2024, $17 million of the award remains on the balance sheet as restricted cash and as a liability to fund future replacement costs. See Note (A) under "Cash, Cash Equivalents, and Restricted Cash" for additional information.
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
Georgia Power's environmental remediation liability was $14 million at both March 31, 2024 and December 31, 2023, respectively. Georgia Power has been designated or identified as a potentially responsible party at sites

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
governed by the Georgia Hazardous Site Response Act and/or by the federal Comprehensive Environmental Response, Compensation, and Liability Act, and assessment and potential cleanup of such sites is expected.
Southern Company Gas' environmental remediation liability was $228 million and $222 million at March 31, 2024 and December 31, 2023, respectively, based on the estimated cost of environmental investigation and remediation associated with known former manufactured gas plant operating sites.
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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
(D) REVENUE FROM CONTRACTS WITH CUSTOMERS AND LEASE INCOME
Revenue from Contracts with Customers
The Registrants generate revenues from a variety of sources, some of which are not accounted for as revenue from contracts with customers, such as leases, derivatives, and certain cost recovery mechanisms. Included in the wholesale electric revenues of the traditional electric operating companies and Southern Power are revenues associated with affiliate transactions. These revenues are generated through long-term PPAs or short-term energy sales made in accordance with the IIC, as approved by the FERC. Amounts related to these affiliate revenues are eliminated in consolidation for Southern Company. See Note 1 to the financial statements under "Revenues" and "Affiliate Transactions" in Item 8 of the Form 10-K for additional information. See "Lease Income" herein and Note (J) for additional information on revenue accounted for under lease and derivative accounting guidance, respectively.
The following table disaggregates revenue from contracts with customers for the three months ended March 31, 2024 and 2023:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Three Months Ended March 31, 2024
Operating revenues
Retail electric revenues
Residential	$1,852	$765	$1,016	$71	$—	$—
Commercial	1,471	468	932	71	—	—
Industrial	871	410	383	78	—	—
Other	30	3	25	2	—	—
Total retail electric revenues	4,224	1,646	2,356	222	—	—
Natural gas distribution revenues
Residential	745	—	—	—	—	745
Commercial	176	—	—	—	—	176
Transportation	361	—	—	—	—	361
Industrial	16	—	—	—	—	16
Other	113	—	—	—	—	113
Total natural gas distribution revenues	1,411	—	—	—	—	1,411
Wholesale electric revenues
PPA energy revenues	272	57	18	1	202	—
PPA capacity revenues	153	24	32	16	97	—
Non-PPA revenues	58	41	—	93	58	—
Total wholesale electric revenues	483	122	50	110	357	—
Other natural gas revenues
Gas marketing services	233	—	—	—	—	233
Other natural gas revenues	5	—	—	—	—	5
Total natural gas revenues	238	—	—	—	—	238
Other revenues	326	52	151	11	12	—
Total revenue from contracts with customers	6,682	1,820	2,557	343	369	1,649
Other revenue sources(*)	(36)	(29)	(159)	(1)	104	58
Total operating revenues	$6,646	$1,791	$2,398	$342	$473	$1,707

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Contract Balances
The following table reflects the closing balances of receivables, contract assets, and contract liabilities related to revenues from contracts with customers at March 31, 2024 and December 31, 2023:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Accounts Receivable
At March 31, 2024	$2,793	$737	$986	$80	$80	$699
At December 31, 2023	2,820	821	1,011	90	122	684
Contract Assets
At March 31, 2024	$290	$3	$119	$—	$—	$59
At December 31, 2023	271	2	121	—	—	56
Contract Liabilities
At March 31, 2024	$207	$—	$19	$—	$1	$—
At December 31, 2023	116	—	1	—	4	—
Contract assets for Georgia Power primarily relate to retail customer fixed bill programs, where the payment is contingent upon Georgia Power's continued performance and the customer's continued participation in the program over a one-year contract term, and unregulated service agreements, where payment is contingent on project completion. Contract liabilities for Georgia Power primarily relate to cash collections recognized in advance of revenue for unregulated service agreements. Southern Company Gas' contract assets relate to work performed on an energy efficiency enhancement and upgrade contract with the U.S. General Services Administration. Southern Company Gas receives cash advances from a third-party financial institution to fund work performed, of which approximately $65 million had been received at March 31, 2024. These advances have been accounted for as long-term debt on the balance sheets. See Note 1 to the financial statements under "Affiliate Transactions" in Item 8 of the Form 10-K for additional information regarding the construction contract. At March 31, 2024 and December 31, 2023, Southern Company's unregulated distributed generation business had contract assets of $108 million and $91 million, respectively, and contract liabilities of $188 million and $115 million, respectively, for outstanding performance obligations, all of which are expected to be satisfied within one year.
Revenues recognized in the three months ended March 31, 2024, which were included in contract liabilities at December 31, 2023, were $28 million for Southern Company and immaterial for the other Registrants. Contract liabilities are primarily classified as current on the balance sheets as the corresponding revenues are generally expected to be recognized within one year.
Remaining Performance Obligations
Southern Company's subsidiaries may enter into long-term contracts with customers in which revenues are recognized as performance obligations are satisfied over the contract term. For the traditional electric operating companies and Southern Power, these contracts primarily relate to PPAs whereby electricity and generation capacity are provided to a customer. The revenue recognized for the delivery of electricity is variable; however, certain PPAs include a fixed payment for fixed generation capacity over the term of the contract. For Southern Company Gas, these contracts primarily relate to the U.S. General Services Administration contract described above. Southern Company's unregulated distributed generation business also has partially satisfied performance

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
obligations related to certain fixed price contracts. Revenues from contracts with customers related to these performance obligations remaining at March 31, 2024 are expected to be recognized as follows:

	2024 (remaining)	2025	2026	2027	2028	Thereafter
	(in millions)
Southern Company	$882	$597	$343	$430	$325	$2,052
Alabama Power	18	9	—	—	—	—
Georgia Power	58	50	18	17	17	17
Mississippi Power(*)	45	63	66	69	73	—
Southern Power(*)	284	301	299	306	297	2,041
Southern Company Gas	18	—	—	—	—	—
(*)Includes performance obligations related to affiliate PPAs with Georgia Power. See Note 1 to the financial statements under "Affiliate Transactions" in Item 8 of the Form 10-K for additional information.
Lease Income
Lease income for the three months ended March 31, 2024 and 2023 is as follows:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
For the Three Months Ended March 31, 2024
Lease income - interest income on sales-type leases	$5	$—	$—	$3	$2	$—
Lease income - operating leases	35	3	7	1	21	9
Variable lease income	72	—	—	—	79	—
Total lease income	$112	$3	$7	$4	$102	$9

For the Three Months Ended March 31, 2023
Lease income - interest income on sales-type leases	$6	$—	$—	$4	$2	$—
Lease income - operating leases	49	18	7	1	21	9
Variable lease income	69	—	—	—	75	—
Total lease income	$124	$18	$7	$5	$98	$9
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
Southern Company
At March 31, 2024 and December 31, 2023, Southern Holdings had equity method investments totaling $128 million and $126 million, respectively, primarily related to investments in venture capital funds focused on energy and utility investments. Earnings from these investments were immaterial for both periods presented.

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
SP Solar and SP Wind
At March 31, 2024 and December 31, 2023, SP Solar had total assets of $5.6 billion, total liabilities of $407 million and $399 million, respectively, and noncontrolling interests of $1.0 billion. Cash distributions from SP Solar are allocated 67% to Southern Power and 33% to the limited partner in accordance with their partnership interest percentage. Under the terms of the limited partnership agreement, distributions without limited partner consent are limited to available cash and SP Solar is obligated to distribute all such available cash to its partners each quarter. Available cash includes all cash generated in the quarter subject to the maintenance of appropriate operating reserves.
At March 31, 2024 and December 31, 2023, SP Wind had total assets of $2.1 billion, total liabilities of $196 million and $187 million, respectively, and noncontrolling interests of $37 million and $38 million, respectively. Under the terms of the limited liability agreement, distributions without Class A member consent are limited to available cash and SP Wind is obligated to distribute all such available cash to its members each quarter. Available cash includes all cash generated in the quarter subject to the maintenance of appropriate operating reserves. Cash distributions from SP Wind are generally allocated 60% to Southern Power and 40% to the three financial investors in accordance with the limited liability agreement.
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
At March 31, 2024 and December 31, 2023, the other VIEs had total assets of $1.7 billion, total liabilities of $238 million and $230 million, respectively, and noncontrolling interests of $742 million and $761 million, respectively. Under the terms of the partnership agreements, distributions of all available cash are required each month or quarter and additional distributions require partner consent.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Southern Company Gas
Equity Method Investments
The carrying amounts of Southern Company Gas' equity method investments at March 31, 2024 and December 31, 2023 and related earnings from those investments for the three months ended March 31, 2024 and 2023 were as follows:

Investment Balance	March 31, 2024	December 31, 2023
	(in millions)
SNG	$1,227	$1,202
Other	33	33
Total	$1,260	$1,235

	Three Months Ended March 31,
Earnings from Equity Method Investments	2024	2023
	(in millions)
SNG	$44	$44
Other	—	1
Total	$44	$45

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
(F) FINANCING
Bank Credit Arrangements
See Note 8 to the financial statements under "Bank Credit Arrangements" in Item 8 of the Form 10-K for additional information.
At March 31, 2024, committed credit arrangements with banks were as follows:

	Expires
Company	2024	2026	2027	2028	Total	Unused	Expires within One Year
	(in millions)
Southern Company parent(a)	$150	$—	$—	$1,850	$2,000	$1,998	$150
Alabama Power	—	650	—	700	1,350	1,350	—
Georgia Power	—	—	—	1,750	1,750	1,726	—
Mississippi Power	—	150	125	—	275	275	—
Southern Power(a)(b)	—	—	—	600	600	600	—
Southern Company Gas(c)	100	—	—	1,500	1,600	1,598	100
SEGCO	30	—	—	—	30	30	30
Southern Company	$280	$800	$125	$6,400	$7,605	$7,577	$280
(a)Arrangement expiring in 2028 represents a $2.45 billion combined arrangement for Southern Company and Southern Power as borrowers. Pursuant to the combined facility, the allocations between Southern Company and Southern Power may be adjusted.
(b)Does not include Southern Power Company's $75 million and $100 million continuing letter of credit facilities for standby letters of credit, expiring in 2025 and 2026, respectively, of which $8 million and $7 million, respectively, was unused at March 31, 2024. Southern Power's subsidiaries are not parties to its bank credit arrangements or letter of credit facilities.
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
As reflected in the table above, in March 2024, Mississippi Power amended and restated a $125 million multi-year credit arrangement, which, among other things, extended the maturity date from 2025 to 2027.
Subject to applicable market conditions, Southern Company and its subsidiaries expect to renew or replace their bank credit arrangements as needed, prior to expiration. In connection therewith, Southern Company and its subsidiaries may extend the maturity dates and/or increase or decrease the lending commitments thereunder.
These bank credit arrangements, as well as the term loan arrangements of the Registrants, Nicor Gas, and SEGCO, contain covenants that limit debt levels and contain cross-acceleration provisions to other indebtedness (including guarantee obligations) that are restricted only to the indebtedness of the individual company. The cross-acceleration provisions to other indebtedness would trigger an event of default if the applicable borrower defaulted on indebtedness, the payment of which was then accelerated. At March 31, 2024, the Registrants, Nicor Gas, and SEGCO were in compliance with all such covenants. None of the bank credit arrangements contain material adverse change clauses at the time of borrowings.
A portion of the unused credit with banks is allocated to provide liquidity support to certain revenue bonds of the traditional electric operating companies and the commercial paper programs of the Registrants, Nicor Gas, and SEGCO. At March 31, 2024, outstanding variable rate demand revenue bonds of the traditional electric operating companies with allocated liquidity support totaled approximately $1.7 billion (comprised of approximately $796 million at Alabama Power, $819 million at Georgia Power, and $69 million at Mississippi Power). In addition, at March 31, 2024, Alabama Power and Georgia Power had approximately $120 million and $155 million, respectively, of fixed rate revenue bonds outstanding that are required to be remarketed within the next 12 months.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Alabama Power's $120 million of fixed rate revenue bonds are classified as securities due within one year on its balance sheets as they are not covered by long-term committed credit. All other variable rate demand revenue bonds and fixed rate revenue bonds required to be remarketed within the next 12 months are classified as long-term debt on the balance sheets as a result of available long-term committed credit.
Earnings per Share
For Southern Company, the only difference in computing basic and diluted earnings per share (EPS) is attributable to awards outstanding under stock-based compensation plans and the Series 2023A convertible senior notes. EPS dilution resulting from stock-based compensation plans is determined using the treasury stock method and EPS dilution resulting from the Series 2023A convertible senior notes is determined using the net share settlement method. See Note 8 to the financial statements under "Convertible Senior Notes" and Note 12 to the financial statements in Item 8 of the Form 10-K for additional information. Shares used to compute diluted EPS were as follows:

	Three Months Ended March 31,
	2024	2023
	(in millions)
As reported shares	1,094	1,091
Effect of stock-based compensation	6	7
Diluted shares	1,100	1,098
For the three months ended March 31, 2024, an immaterial number of stock-based compensation awards was excluded from the diluted EPS calculation because the awards were anti-dilutive. For the three months ended March 31, 2023, there were no anti-dilutive shares.
For both periods presented, there was no dilution resulting from the Series 2023A convertible senior notes.
(G) INCOME TAXES
See Note 10 to the financial statements in Item 8 of the Form 10-K for additional tax information.
Effective Tax Rate
Southern Company's effective tax rate is typically lower than the statutory rate due to employee stock plans' dividend deduction, non-taxable AFUDC equity at the traditional electric operating companies, flowback of excess deferred income taxes at the regulated utilities, and federal income tax benefits from ITCs and PTCs.
Details of significant changes in the effective tax rate for the applicable Registrants are provided herein.
Southern Company
Southern Company's effective tax rate was 17.2% for the three months ended March 31, 2024 compared to 10.8% for the corresponding period in 2023. The effective tax rate increase was primarily due to a decrease in the flowback of certain excess deferred income taxes at Alabama Power and higher pre-tax earnings, partially offset by an increase in PTCs primarily at Georgia Power.
Alabama Power
Alabama Power's effective tax rate was 20.4% for the three months ended March 31, 2024 compared to an effective tax benefit rate of (0.8)% for the corresponding period in 2023. The effective tax rate increase was primarily due to a decrease in the flowback of certain excess deferred income taxes.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Georgia Power
Georgia Power's effective tax rate was 15.3% for the three months ended March 31, 2024 compared to 15.1% for the corresponding period in 2023. The effective tax rate increase was primarily due to higher pre-tax earnings, partially offset by an increase in PTCs.
Southern Power
Southern Power's effective tax benefit rate was (57.1)% for the three months ended March 31, 2024 compared to (20.7)% for the corresponding period in 2023. The effective tax rate decrease was primarily due to an increase in PTCs and lower pre-tax earnings.
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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
On each Registrant's condensed statements of income, the service cost component of net periodic benefit costs is included in other operations and maintenance expenses and all other components of net periodic benefit costs are included in other income (expense), net. Components of the net periodic benefit costs for the three months ended March 31, 2024 and 2023 are presented in the following tables.

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Three Months Ended March 31, 2024
Pension Plans
Service cost	$73	$17	$18	$3	$2	$7
Interest cost	159	37	48	7	2	10
Expected return on plan assets	(316)	(77)	(99)	(14)	(4)	(21)
Amortization:
Prior service costs	—	—	—	—	—	(1)
Regulatory asset	—	—	—	—	—	4
Net loss	14	4	5	—	—	—
Net periodic pension income	$(70)	$(19)	$(28)	$(4)	$—	$(1)

Postretirement Benefits
Service cost	$4	$1	$1	$—	$—	$—
Interest cost	16	4	6	1	—	2
Expected return on plan assets	(22)	(9)	(8)	—	—	(2)
Amortization:
Prior service costs	1	—	—	—	—	—
Regulatory asset	—	—	—	—	—	2
Net gain	(4)	—	(1)	(1)	—	(1)
Net periodic postretirement benefit cost (income)	$(5)	$(4)	$(2)	$—	$—	$1

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Three Months Ended March 31, 2023
Pension Plans
Service cost	$69	$16	$17	$3	$2	$6
Interest cost	156	36	48	7	2	11
Expected return on plan assets	(307)	(74)	(96)	(14)	(4)	(22)
Amortization:
Prior service costs	—	—	—	—	—	(1)
Regulatory asset	—	—	—	—	—	4
Net (gain) loss	8	2	3	—	—	(1)
Net periodic pension income	$(74)	$(20)	$(28)	$(4)	$—	$(3)

Postretirement Benefits
Service cost	$4	$1	$1	$—	$—	$—
Interest cost	18	4	6	1	—	2
Expected return on plan assets	(21)	(8)	(7)	(1)	—	(2)
Amortization:
Regulatory asset	—	—	—	—	—	2
Net gain	(3)	(1)	(1)	—	—	(1)
Net periodic postretirement benefit cost (income)	$(2)	$(4)	$(1)	$—	$—	$1

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
(I) FAIR VALUE MEASUREMENTS
At March 31, 2024, assets and liabilities measured at fair value on a recurring basis during the period, together with their associated level of the fair value hierarchy, were as follows:

	Fair Value Measurements Using:
At March 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value as a Practical Expedient (NAV)	Total
	(in millions)
Southern Company
Assets:
Energy-related derivatives(a)	$3	$45	$—	$—	$48
Investments in trusts:(b)
Domestic equity	789	234	—	—	1,023
Foreign equity	155	180	—	—	335
U.S. Treasury and government agency securities	—	373	—	—	373
Municipal bonds	—	44	—	—	44
Pooled funds – fixed income	—	7	—	—	7
Corporate bonds	—	425	—	—	425
Mortgage and asset backed securities	—	93	—	—	93
Private equity	—	—	—	170	170
Cash and cash equivalents	1	—	—	—	1
Other	44	4	—	9	57
Cash equivalents and restricted cash	161	21	—	—	182
Other investments	9	24	8	—	41
Total	$1,162	$1,450	$8	$179	$2,799
Liabilities:
Energy-related derivatives(a)	$38	$292	$—	$—	$330
Interest rate derivatives	—	295	—	—	295
Foreign currency derivatives	—	166	—	—	166
Contingent consideration	3	—	16	—	19
Other	—	13	—	—	13
Total	$41	$766	$16	$—	$823

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Fair Value Measurements Using:
At March 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value as a Practical Expedient (NAV)	Total
	(in millions)
Alabama Power
Assets:
Energy-related derivatives	$—	$12	$—	$—	$12
Nuclear decommissioning trusts:(b)
Domestic equity	438	226	—	—	664
Foreign equity	155	—	—	—	155
U.S. Treasury and government agency securities	—	22	—	—	22
Municipal bonds	—	1	—	—	1
Corporate bonds	—	258	—	—	258
Mortgage and asset backed securities	—	28	—	—	28
Private equity	—	—	—	170	170
Other	19	1	—	9	29
Cash equivalents and restricted cash	46	21	—	—	67
Other investments	—	24	—	—	24
Total	$658	$593	$—	$179	$1,430
Liabilities:
Energy-related derivatives	$—	$101	$—	$—	$101

Georgia Power
Assets:
Energy-related derivatives	$—	$13	$—	$—	$13
Nuclear decommissioning trusts:(b)
Domestic equity	351	1	—	—	352
Foreign equity	—	179	—	—	179
U.S. Treasury and government agency securities	—	351	—	—	351
Municipal bonds	—	43	—	—	43
Corporate bonds	—	167	—	—	167
Mortgage and asset backed securities	—	65	—	—	65
Other	25	3	—	—	28
Total	$376	$822	$—	$—	$1,198
Liabilities:
Energy-related derivatives	$—	$115	$—	$—	$115

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Fair Value Measurements Using:
At March 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value as a Practical Expedient (NAV)	Total
	(in millions)
Mississippi Power
Assets:
Energy-related derivatives	$—	$13	$—	$—	$13
Liabilities:
Energy-related derivatives	$—	$60	$—	$—	$60

Southern Power
Assets:
Energy-related derivatives	$—	$3	$—	$—	$3
Liabilities:
Energy-related derivatives	$—	$5	$—	$—	$5
Foreign currency derivatives	—	36	—	—	36
Contingent consideration	3	—	16	—	19
Other	—	13	—	—	13
Total	$3	$54	$16	$—	$73

Southern Company Gas
Assets:
Energy-related derivatives(a)	$3	$4	$—	$—	$7
Non-qualified deferred compensation trusts:
Domestic equity		7	—	—	7
Foreign equity		1	—	—	1
Pooled funds – fixed income		7	—	—	7
Cash and cash equivalents	1	—	—	—	1
Total	$4	$19	$—	$—	$23
Liabilities:
Energy-related derivatives(a)	$38	$11	$—	$—	$49
Interest rate derivatives	—	83	—	—	83
Total	$38	$94	$—	$—	$132
(a)Excludes cash collateral of $54 million.
(b)Excludes receivables related to investment income, pending investment sales, payables related to pending investment purchases, and currencies. See Note 6 to the financial statements in Item 8 of the Form 10-K for additional information.
Southern Company, Alabama Power, and Georgia Power continue to elect the option to fair value investment securities held in the nuclear decommissioning trust funds. The fair value of the funds, including reinvested interest and dividends and excluding the funds' expenses, increased (decreased) by the amounts shown in the table below for

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
the three months ended March 31, 2024 and 2023. The changes were recorded as a change to the regulatory assets and liabilities related to AROs for Georgia Power and Alabama Power, respectively.

	Three Months Ended
Fair value increases (decreases)	March 31, 2024	March 31, 2023
	(in millions)
Southern Company	$103	$102
Alabama Power	68	45
Georgia Power	35	57
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
At March 31, 2024, the fair value measurements of private market investments held in Alabama Power's nuclear decommissioning trusts that are calculated at net asset value per share (or its equivalent) as a practical expedient totaled $179 million and unfunded commitments related to the private market investments totaled $83 million. Private market investments include high-quality private equity funds across several market sectors, funds that invest in real estate assets, and a private credit fund. Private market funds do not have redemption rights. Distributions from these funds will be received as the underlying investments in the funds are liquidated.
At March 31, 2024, other financial instruments for which the carrying amount did not equal fair value were as follows:

	Southern Company(*)	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas(*)
	(in billions)
Long-term debt, including securities due within one year:
Carrying amount	$61.0	$11.2	$17.8	$1.8	$2.7	$7.8
Fair value	55.9	9.9	16.2	1.6	2.6	6.7
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
Southern Company Gas also enters into weather derivative contracts as economic hedges in the event of warmer-than-normal weather. Exchange-traded options are carried at fair value, with changes reflected in natural gas revenues. Non-exchange-traded options are accounted for using the intrinsic value method. Changes in the intrinsic value for non-exchange-traded contracts are reflected in natural gas revenues.
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
At March 31, 2024, the net volume of energy-related derivative contracts for natural gas positions, together with the longest hedge date over which the respective entity is hedging its exposure to the variability in future cash flows for forecasted transactions and the longest non-hedge date for derivatives not designated as hedges, were as follows:

	Net Purchased mmBtu	Longest Hedge Date	Longest Non-Hedge Date
	(in millions)
Southern Company(*)	475	2030	2028
Alabama Power	125	2027	2024
Georgia Power	142	2026	2024
Mississippi Power	108	2028	2024
Southern Power	7	2030	2024
Southern Company Gas(*)	93	2027	2028
(*)Southern Company Gas' derivative instruments include both long and short natural gas positions. A long position is a contract to purchase natural gas and a short position is a contract to sell natural gas. Southern Company Gas' volume represents the net of 100.7 million mmBtu long natural gas positions and 7.8 million mmBtu short natural gas positions at March 31, 2024, which is also included in Southern Company's total volume.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
In addition to the volumes discussed above, the traditional electric operating companies and Southern Power enter into physical natural gas supply contracts that provide the option to sell back excess natural gas due to operational constraints. The maximum expected volume of natural gas subject to such a feature is 13 million mmBtu for Southern Company, which includes 3 million mmBtu for Alabama Power, 5 million mmBtu for Georgia Power, 2 million mmBtu for Mississippi Power, and 3 million mmBtu for Southern Power.
For cash flow hedges of energy-related derivatives, the estimated pre-tax losses expected to be reclassified from accumulated OCI to earnings for the 12-month period ending March 31, 2025 are $20 million for Southern Company, $16 million for Southern Company Gas, and immaterial for Southern Power.
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
At March 31, 2024, the following interest rate derivatives were outstanding:

	Notional Amount	Weighted Average Interest Rate Paid	Interest Rate Received	Hedge Maturity Date	Fair Value Gain (Loss) at March 31, 2024
	(in millions)				(in millions)
Fair Value Hedges of Existing Debt
Southern Company parent	$400	1-month SOFR + 0.80%	1.75%	March 2028	$(46)
Southern Company parent	1,000	1-month SOFR + 2.48%	3.70%	April 2030	(166)
Southern Company Gas	500	1-month SOFR + 0.49%	1.75%	January 2031	(83)
Southern Company	$1,900				$(295)
For cash flow hedges of interest rate derivatives, the estimated pre-tax gains and (losses) expected to be reclassified from accumulated OCI to interest expense for the 12-month period ending March 31, 2025 are $(17) million for Southern Company and immaterial for the traditional electric operating companies and Southern Company Gas. Deferred gains and losses related to interest rate derivatives are expected to be amortized into earnings through 2054 for Southern Company, Georgia Power, and Mississippi Power, 2052 for Alabama Power, and 2046 for Southern Company Gas.
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
At March 31, 2024, the following foreign currency derivatives were outstanding:

	Pay Notional	Pay Rate	Receive Notional	Receive Rate	Hedge Maturity Date	Fair Value Gain (Loss) at March 31, 2024
	(in millions)		(in millions)			(in millions)
Cash Flow Hedges of Existing Debt
Southern Power	$564	3.78%	€500	1.85%	June 2026	$(36)
Fair Value Hedges of Existing Debt
Southern Company parent	1,476	3.39%	1,250	1.88%	September 2027	(130)
Southern Company	$2,040		€1,750			$(166)
For cash flow hedges of foreign currency derivatives, the estimated pre-tax losses expected to be reclassified from accumulated OCI to earnings for the 12-month period ending March 31, 2025 are immaterial for Southern Power.
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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The fair value of energy-related derivatives, interest rate derivatives, and foreign currency derivatives was reflected in the balance sheets as follows:

	At March 31, 2024		At December 31, 2023
Derivative Category and Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
	(in millions)		(in millions)
Southern Company
Energy-related derivatives designated as hedging instruments for regulatory purposes
Other current assets/Liabilities from risk management activities, net of collateral	$13	$208	$12	$198
Other current assets/Other deferred credits and liabilities	29	98	31	117
Total derivatives designated as hedging instruments for regulatory purposes	42	306	43	315
Derivatives designated as hedging instruments in cash flow and fair value hedges
Energy-related derivatives:
Other current assets/Liabilities from risk management activities, net of collateral	—	19	—	29
Other deferred charges and assets/Other deferred credits and liabilities	3	1	3	4
Interest rate derivatives:
Other current assets/Liabilities from risk management activities, net of collateral	—	77	—	74
Other deferred charges and assets/Other deferred credits and liabilities	—	218	—	190
Foreign currency derivatives:
Other current assets/Liabilities from risk management activities, net of collateral	—	35	—	34
Other deferred charges and assets/Other deferred credits and liabilities	—	131	—	88
Total derivatives designated as hedging instruments in cash flow and fair value hedges	3	481	3	419
Energy-related derivatives not designated as hedging instruments
Other current assets/Liabilities from risk management activities, net of collateral	3	4	8	8
Other deferred charges and assets/Other deferred credits and liabilities	—	—	1	2
Total derivatives not designated as hedging instruments	3	4	9	10
Gross amounts recognized	48	791	55	744
Gross amounts offset(a)	(19)	(73)	(23)	(85)
Net amounts recognized in the Balance Sheets(b)	$29	$718	$32	$659

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	At March 31, 2024		At December 31, 2023
Derivative Category and Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
	(in millions)		(in millions)
Alabama Power(c)
Energy-related derivatives designated as hedging instruments for regulatory purposes
Other current assets/Other current liabilities	$4	$68	$6	$69
Other deferred charges and assets/Other deferred credits and liabilities	8	33	9	41
Total derivatives designated as hedging instruments for regulatory purposes	12	101	15	110
Gross amounts offset	(9)	(9)	(10)	(10)
Net amounts recognized in the Balance Sheets	$3	$92	$5	$100

Georgia Power
Energy-related derivatives designated as hedging instruments for regulatory purposes
Other current assets/Other current liabilities	$3	$82	$2	$82
Other deferred charges and assets/Other deferred credits and liabilities	9	33	10	42
Total derivatives designated as hedging instruments for regulatory purposes	12	115	12	124
Energy-related derivatives not designated as hedging instruments
Other current assets/Other current liabilities	1	—	1	—
Gross amounts recognized	13	115	13	124
Gross amounts offset	(11)	(11)	(11)	(11)
Net amounts recognized in the Balance Sheets	$2	$104	$2	$113

Mississippi Power(c)
Energy-related derivatives designated as hedging instruments for regulatory purposes
Other current assets/Other current liabilities	$3	$30	$3	$27
Other deferred charges and assets/Other deferred credits and liabilities	10	30	12	34
Total derivatives designated as hedging instruments for regulatory purposes	13	60	15	61
Gross amounts offset	(13)	(13)	(14)	(14)
Net amounts recognized in the Balance Sheets	$—	$47	$1	$47

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	At March 31, 2024		At December 31, 2023
Derivative Category and Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
	(in millions)		(in millions)
Southern Power
Derivatives designated as hedging instruments in cash flow and fair value hedges
Energy-related derivatives:
Other current assets/Other current liabilities	$—	$4	$—	$5
Other deferred charges and assets/Other deferred credits and liabilities	3	—	3	—
Foreign currency derivatives:
Other current assets/Other current liabilities	—	11	—	11
Other deferred charges and assets/Other deferred credits and liabilities	—	25	—	11
Total derivatives designated as hedging instruments in cash flow and fair value hedges	3	40	3	27
Energy-related derivatives not designated as hedging instruments
Other current assets/Other current liabilities	—	1	—	—
Net amounts recognized in the Balance Sheets	$3	$41	$3	$27

Southern Company Gas
Energy-related derivatives designated as hedging instruments for regulatory purposes
Other current assets/Other current liabilities	$3	$28	$1	$20
Other deferred charges and assets/Other deferred credits and liabilities	2	2	—	—
Total derivatives designated as hedging instruments for regulatory purposes	5	30	1	20
Derivatives designated as hedging instruments in cash flow and fair value hedges
Energy-related derivatives:
Other current assets/Other current liabilities	—	15	—	24
Other deferred charges and assets/Other deferred credits and liabilities	—	1	—	4
Interest rate derivatives:
Other current assets/Other current liabilities	—	19	—	20
Other deferred charges and assets/Other deferred credits and liabilities	—	64	—	59
Total derivatives designated as hedging instruments in cash flow and fair value hedges	—	99	—	107
Energy-related derivatives not designated as hedging instruments
Other current assets/Other current liabilities	2	3	7	8
Other deferred charges and assets/Other deferred credits and liabilities	—	—	1	2
Total derivatives not designated as hedging instruments	2	3	8	10
Gross amounts recognized	7	132	9	137
Gross amounts offset(a)	14	(40)	12	(50)
Net amounts recognized in the Balance Sheets(b)	$21	$92	$21	$87

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
(a)Gross amounts offset includes cash collateral held on deposit in broker margin accounts of $54 million and $62 million at March 31, 2024 and December 31, 2023, respectively.
(b)Net amounts of derivative instruments outstanding exclude immaterial premium and intrinsic value associated with weather derivatives for both periods presented.
(c)Energy-related derivatives not designated as hedging instruments were immaterial for Alabama Power and Mississippi Power at March 31, 2024. There were no such instruments for Alabama Power and Mississippi Power at December 31, 2023.
At March 31, 2024 and December 31, 2023, the pre-tax effects of unrealized derivative gains (losses) arising from energy-related derivative instruments designated as regulatory hedging instruments and deferred were as follows:

Regulatory Hedge Unrealized Gain (Loss) Recognized in the Balance Sheet
Derivative Category and Balance Sheet Location	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Company Gas
	(in millions)
At March 31, 2024:
Energy-related derivatives:
Other regulatory assets, current	$(181)	$(66)	$(79)	$(27)	$(9)
Other regulatory assets, deferred	(71)	(26)	(25)	(20)	—
Other regulatory liabilities, current	13	2	—	—	11
Other regulatory liabilities, deferred	2	1	1	—	—
Total energy-related derivative gains (losses)	$(237)	$(89)	$(103)	$(47)	$2

At December 31, 2023:
Energy-related derivatives:
Other regulatory assets, current	$(180)	$(67)	$(80)	$(25)	$(8)
Other regulatory assets, deferred	(87)	(32)	(33)	(22)	—
Other regulatory liabilities, current	9	4	—	1	4
Other regulatory liabilities, deferred	1	—	1	—	—
Total energy-related derivative gains (losses)	$(257)	$(95)	$(112)	$(46)	$(4)

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
For the three months ended March 31, 2024 and 2023, the pre-tax effects of cash flow and fair value hedge accounting on accumulated OCI for the applicable Registrants were as follows:

Gain (Loss) Recognized in OCI on Derivatives	For the Three Months Ended March 31,
	2024	2023
	(in millions)
Southern Company
Cash flow hedges:
Energy-related derivatives	$(8)	$(45)
Interest rate derivatives	23	(13)
Foreign currency derivatives	(14)	—
Fair value hedges(*):
Foreign currency derivatives	—	(28)
Total	$1	$(86)
Georgia Power
Cash flow hedges:
Interest rate derivatives	$16	$(1)
Mississippi Power
Cash flow hedges:
Interest rate derivatives	$7	$—
Southern Power
Cash flow hedges:
Energy-related derivatives	$(1)	$(11)
Foreign currency derivatives	(14)	—
Total	$(15)	$(11)
Southern Company Gas
Cash flow hedges:
Energy-related derivatives	$(7)	$(34)
Interest rate derivatives	—	1
Total	$(7)	$(33)
(*)Represents amounts excluded from the assessment of effectiveness for which the difference between changes in fair value and periodic amortization is recorded in OCI.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
For the three months ended March 31, 2024 and 2023, the pre-tax effects of cash flow and fair value hedge accounting on income were as follows:

Location and Amount of Gain (Loss) Recognized in Income on Cash Flow and Fair Value Hedging Relationships	For the Three Months Ended March 31,
	2024	2023
	(in millions)
Southern Company
Total cost of natural gas	$605	$898
Gain (loss) on energy-related cash flow hedges(a)	(23)	(20)
Total other operations and maintenance	1,472	1,440
Gain (loss) on energy-related cash flow hedges(a)	(1)	—
Total depreciation and amortization	1,145	1,111
Gain (loss) on energy-related cash flow hedges(a)	(1)	(9)
Total interest expense, net of amounts capitalized	(665)	(582)
Gain (loss) on interest rate cash flow hedges(a)	(4)	(4)
Gain (loss) on foreign currency cash flow hedges(a)	(3)	(3)
Gain (loss) on interest rate fair value hedges(b)	(31)	43
Total other income (expense), net	153	147
Gain (loss) on foreign currency cash flow hedges(a)(c)	(12)	10
Gain (loss) on foreign currency fair value hedges	39	(2)
Amount excluded from effectiveness testing recognized in earnings	—	28
Southern Power
Total depreciation and amortization	$118	$128
Gain (loss) on energy-related cash flow hedges(a)	(1)	(9)
Total interest expense, net of amounts capitalized	(29)	(33)
Gain (loss) on foreign currency cash flow hedges(a)	(3)	(3)
Total other income (expense), net	3	2
Gain (loss) on foreign currency cash flow hedges(a)(c)	(12)	10
Southern Company Gas
Total cost of natural gas	$605	$898
Gain (loss) on energy-related cash flow hedges(a)	(23)	(20)
Total other operations and maintenance	293	305
Gain (loss) on energy-related cash flow hedges(a)	(1)	—
Total interest expense, net of amounts capitalized	(84)	(76)
Gain (loss) on interest rate cash flow hedges(a)	—	(1)
Gain (loss) on interest rate fair value hedges(b)	(4)	13
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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
At March 31, 2024 and December 31, 2023, the following amounts were recorded on the balance sheets related to cumulative basis adjustments for fair value hedges:

	Carrying Amount of the Hedged Item		Cumulative Amount of Fair Value Hedging Adjustment included in Carrying Amount of the Hedged Item
Balance Sheet Location of Hedged Items	At March 31, 2024	At December 31, 2023	At March 31, 2024	At December 31, 2023
	(in millions)		(in millions)
Southern Company
Long-term debt	$(2,971)	$(3,024)	$259	$235

Southern Company Gas
Long-term debt	$(418)	$(427)	$79	$70
For the three months ended March 31, 2024 and 2023, pre-tax gains on energy-related derivatives not designated as hedging instruments were $47 million and $13 million, respectively, and reflected in cost of natural gas on the statements of income of Southern Company and Southern Company Gas and were immaterial for the other Registrants.
Contingent Features
The Registrants do not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain derivatives that could require collateral, but not accelerated payment, in the event of various credit rating changes of certain Southern Company subsidiaries. Generally, collateral may be provided by a Southern Company guaranty, letter of credit, or cash. At March 31, 2024, the Registrants had no collateral posted with derivative counterparties to satisfy these arrangements.
For Southern Company, the fair value of foreign currency derivative liabilities and interest rate derivative liabilities with contingent features, and the maximum potential collateral requirements arising from the credit-risk-related contingent features at a rating below BBB- and/or Baa3, was $66 million at March 31, 2024. For Southern Power, the fair value of foreign currency derivative liabilities with contingent features, and the maximum potential collateral requirements arising from the credit-risk-related contingent features at a rating below BBB- and/or Baa3, was $17 million at March 31, 2024. For the traditional electric operating companies and Southern Power, energy-related derivative liabilities with contingent features and the maximum potential collateral requirements arising from the credit-risk-related contingent features, at a rating below BBB- and/or Baa3, were immaterial at March 31, 2024. The maximum potential collateral requirements arising from the credit-risk-related contingent features for the traditional electric operating companies and Southern Power include certain agreements that could require collateral in the event that one or more Southern Company power pool participants has a credit rating change to below investment grade.
Alabama Power and Southern Power maintain accounts with certain regional transmission organizations to facilitate financial derivative transactions and they may be required to post collateral based on the value of the positions in these accounts and the associated margin requirements. At March 31, 2024, cash collateral posted in these accounts was $13 million for Southern Power and immaterial for Alabama Power. Southern Company Gas maintains accounts with brokers or the clearing houses of certain exchanges to facilitate financial derivative transactions. Based on the value of the positions in these accounts and the associated margin requirements, Southern Company Gas may be required to deposit cash into these accounts. At March 31, 2024, cash collateral held on deposit in broker margin accounts was $54 million.
The Registrants are exposed to losses related to financial instruments in the event of counterparties' nonperformance. The Registrants generally enter into agreements and material transactions with counterparties that have investment grade credit ratings by Moody's and S&P or with counterparties who have posted collateral to

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
cover potential credit exposure. The Registrants have also established risk management policies and controls to determine and monitor the creditworthiness of counterparties in order to mitigate their exposure to counterparty credit risk.
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
Southern Power
Construction Projects
During the three months ended March 31, 2024, Southern Power continued construction of the Millers Branch and South Cheyenne solar facilities. At March 31, 2024, total costs of construction incurred for these projects were $272 million, which is primarily included in CWIP.

Project Facility	Resource	Approximate Nameplate Capacity (MW)	Location	Projected/ Actual COD	PPA Contract Period
Projects Under Construction at March 31, 2024
Millers Branch(a)
Phase I	Solar	200	Haskell County, TX	Fourth quarter 2025	20 years
Phase II	Solar	180	Haskell County, TX	Second quarter 2026	15 years
South Cheyenne	Solar	150	Laramie County, WY	Second quarter 2024(b)	20 years
(a)The Millers Branch project includes an option to expand capacity up to a total of approximately 500 MWs.
(b)Subsequent to March 31, 2024, Southern Power completed construction of and placed in service the 150-MW South Cheyenne solar facility.
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
Southern Company's reportable business segments are the sale of electricity by the traditional electric operating companies, the sale of electricity in the competitive wholesale market by Southern Power, and the sale of natural gas and other complementary products and services by Southern Company Gas. Revenues from sales by Southern Power to the traditional electric operating companies were $92 million and $135 million for the three months ended March 31, 2024 and 2023, respectively. Revenues from sales of natural gas from Southern Company Gas to the traditional electric operating companies and Southern Power were immaterial for both periods presented. The "All Other" column includes the Southern Company parent entity, which does not allocate operating expenses to business segments. Also, this category includes segments below the quantitative threshold for separate disclosure. These segments include providing distributed energy and resilience solutions and deploying microgrids for commercial, industrial, governmental, and utility customers, as well as investments in telecommunications. All other inter-segment revenues are not material.
Financial data for business segments and products and services for the three months ended March 31, 2024 and 2023 was as follows:

	Electric Utilities
	Traditional Electric Operating Companies	Southern Power	Eliminations	Total	Southern Company Gas	All Other	Eliminations	Consolidated
	(in millions)
Three Months Ended March 31, 2024
Operating revenues	$4,438	$473	$(96)	$4,815	$1,707	$161	$(37)	$6,646
Segment net income (loss)(a)	819	96	—	915	409	(187)	(8)	1,129
At March 31, 2024
Goodwill	$—	$2	$—	$2	$5,015	$144	$—	$5,161
Total assets	101,130	12,662	(471)	113,321	25,091	2,472	(764)	140,120
Three Months Ended March 31, 2023
Operating revenues	$4,113	$508	$(138)	$4,483	$1,875	$166	$(44)	$6,480
Segment net income (loss)(a)(b)	610	102	—	712	309	(154)	(5)	862
At December 31, 2023
Goodwill	$—	$2	$—	$2	$5,015	$144	$—	$5,161
Total assets	100,429	12,761	(545)	112,645	25,083	2,446	(843)	139,331
(a)Attributable to Southern Company.
(b)For Southern Power, includes a $16 million pre-tax gain ($12 million after tax) on the sale of spare parts.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Products and Services

	Electric Utilities' Revenues
	Retail	Wholesale	Other	Total
	(in millions)
Three Months Ended March 31, 2024	$3,941	$571	$303	$4,815
Three Months Ended March 31, 2023	3,599	599	285	4,483

	Southern Company Gas' Revenues
	Gas Distribution Operations	Gas Marketing Services	Other	Total
	(in millions)
Three Months Ended March 31, 2024	$1,459	$235	$13	$1,707
Three Months Ended March 31, 2023	1,610	246	19	1,875
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
The "All other" column includes segments and subsidiaries that fall below the quantitative threshold for separate disclosure, including storage and fuels operations. The "All other" column included a natural gas storage facility in California through its sale in September 2023. See Note 15 to the financial statements in Item 8 of the Form 10-K for additional information.
Business segment financial data for the three months ended March 31, 2024 and 2023 was as follows:

	Gas Distribution Operations	Gas Pipeline Investments	Gas Marketing Services	Total	All Other	Eliminations	Consolidated
	(in millions)
Three Months Ended March 31, 2024
Operating revenues	$1,463	$8	$235	$1,706	$6	$(5)	$1,707
Segment net income	302	30	65	397	12	—	409
Total assets at March 31, 2024	23,017	1,557	1,677	26,251	9,798	(10,958)	25,091
Three Months Ended March 31, 2023
Operating revenues	$1,618	$8	$246	$1,872	$12	$(9)	$1,875
Segment net income	221	31	50	302	7	—	309
Total assets at December 31, 2023	22,906	1,534	1,615	26,055	9,675	(10,647)	25,083

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
The Registrants continue to focus on several key performance indicators. For the traditional electric operating companies and Southern Company Gas, these indicators include, but are not limited to, customer satisfaction, plant availability, electric and natural gas system reliability, and execution of major construction projects. Southern Company Gas also continues to focus on several operating metrics, including Heating Degree Days, customer count, and volumes of natural gas sold. Southern Company Gas measures weather and the effect on its business using Heating Degree Days. Generally, increased Heating Degree Days result in higher demand for natural gas on Southern Company Gas' distribution system. For Southern Power, key performance indicators include, but are not limited to, the equivalent forced outage rate and contract availability to evaluate operating results and help ensure its ability to meet its contractual commitments to customers. In addition, Southern Company and the Subsidiary Registrants focus on earnings per share and net income, respectively, as a key performance indicator.
Recent Developments
Georgia Power
Plant Vogtle Units 3 and 4 Construction and Start-Up Status
Georgia Power placed Plant Vogtle Unit 3 in service on July 31, 2023 and placed Plant Vogtle Unit 4 in service on April 29, 2024 (each with electric generating capacity of approximately 1,100 MWs), in each of which it holds a 45.7% ownership interest. Georgia Power's share of the total project capital cost forecast, including demobilizing the site after Unit 4's in-service date, is $10.8 billion. See Note (B) to the Condensed Financial Statements under "Georgia Power – Nuclear Construction" herein for additional information.
Plant Vogtle Units 3 and 4 Regulatory Matters
Georgia Power included in retail rate base $5.462 billion of construction and capital costs as well as $647 million of associated retail rate base items effective with the April 29, 2024 in-service date for Unit 4, pursuant to the approved Prudency Stipulation. Annual retail base revenues increased approximately $730 million and the average retail base rates were adjusted by approximately 5% (net of the elimination of the NCCR tariff described below) effective May 1, 2024.
Further, as included in the approved Prudency Stipulation, since commercial operation for Unit 4 was not achieved by March 31, 2024, Georgia Power's ROE used to determine the NCCR tariff and calculate AFUDC was reduced to zero effective April 1, 2024. Effective May 1, 2024, following commercial operation of Unit 4, Georgia Power's NCCR tariff was eliminated and related financing costs are included in Georgia Power's general retail revenue requirements and collected through retail base rates.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
See Note (B) to the Condensed Financial Statements under "Georgia Power – Nuclear Construction – Regulatory Matters" herein for additional information.
Integrated Resource Plan
On April 16, 2024, the Georgia PSC approved Georgia Power's updated IRP (2023 IRP Update) as modified by a stipulated agreement among Georgia Power, the staff of the Georgia PSC, and certain intervenors, which includes the authority to develop, own, and operate up to 1,400 MWs from three simple cycle combustion turbines at Plant Yates. See Note (B) to the Condensed Financial Statements under "Georgia Power – Integrated Resource Plan" herein for additional information.
Mississippi Power
On April 26, 2024, Mississippi Power filed its 2024 IRP with the Mississippi PSC. The filing includes a schedule to retire Plant Watson Unit 4 (268 MWs) and Plant Greene County Units 1 and 2 (206 MWs based on 40% ownership) and to retire early Plant Daniel Units 1 and 2 (502 MWs based on 50% ownership), all by the end of 2028. The 2024 IRP is subject to review by the Mississippi PSC and is expected to conclude in the third quarter 2024.
On March 29, 2024, Mississippi Power filed a request with the FERC for an $8 million increase in annual wholesale base revenues under the MRA tariff and requested an effective date of May 29, 2024. On April 19, 2024, Cooperative Energy challenged the new rates in a filing with the FERC.
The ultimate outcome of these matters cannot be determined at this time.
See Note (B) to the Condensed Financial Statements under "Mississippi Power" herein for additional information.
Southern Power
During the three months ended March 31, 2024, Southern Power continued construction of the 200-MW Millers Branch solar facility and began construction of the 180-MW second phase of the solar project. The second phase of the facility's output is contracted under seven 15-year PPAs and commercial operation is projected to occur in the second quarter 2026. Southern Power also continued construction of the 150-MW South Cheyenne solar facility. Subsequent to March 31, 2024, Southern Power completed construction of and placed in service the 150-MW South Cheyenne solar facility. See Note (K) to the Condensed Financial Statements under "Southern Power" herein for additional information.
At March 31, 2024, Southern Power's average investment coverage ratio for its generating assets, including those owned with various partners, based on the ratio of investment under contract to total investment using the respective facilities' net book value (or expected in-service value for facilities under construction) as the investment amount was 97% through 2028 and 89% through 2033, with an average remaining contract duration of approximately 12 years.
RESULTS OF OPERATIONS
Southern Company
Net Income

First Quarter 2024 vs. First Quarter 2023
(change in millions)	(% change)
$267	31.0
Consolidated net income attributable to Southern Company in the first quarter 2024 was $1.1 billion ($1.03 per share) compared to $862 million ($0.79 per share) for the corresponding period in 2023. The increase was primarily due to an increase in retail electric revenues associated with rates and pricing, colder weather in the first quarter 2024 as compared to the corresponding period in 2023, and sales growth and an increase in natural gas revenues

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
from rate increases, partially offset by increases in interest expense, depreciation and amortization, non-fuel operations and maintenance costs, and income taxes.
Retail Electric Revenues
In the first quarter 2024, retail electric revenues were $3.9 billion compared to $3.6 billion for the corresponding period in 2023. Details of the changes in retail electric revenues were as follows:

	First Quarter 2024 vs. First Quarter 2023
	(change in millions)	(% change)
Rates and pricing	$239	6.6%
Sales growth	49	1.4
Weather	92	2.6
Fuel and other cost recovery	(38)	(1.1)
Retail electric revenues	$342	9.5%
Revenues associated with changes in rates and pricing increased in the first quarter 2024 when compared to the corresponding period in 2023 primarily due to the inclusion of Plant Vogtle Unit 3 in retail rates at Georgia Power, base tariff increases at Georgia Power in accordance with its 2022 ARP, customer bill credits in 2023 at Alabama Power related to the flowback of certain excess accumulated deferred income taxes, and an increase in Rate CNP New Plant revenues at Alabama Power. See Note 2 to the financial statements under "Alabama Power" and "Georgia Power" in Item 8 of the Form 10-K for additional information.
Revenues attributable to changes in sales increased in the first quarter 2024 when compared to the corresponding period in 2023. Weather-adjusted residential KWH sales increased 1.0% primarily due to customer growth. Weather-adjusted commercial KWH sales increased 3.8% primarily due to increased customer usage. Industrial KWH sales increased 0.4% primarily due to increases in the lumber and paper sectors, partially offset by decreases in the chemicals and primary metals sectors.
Fuel and other cost recovery revenues decreased $38 million in the first quarter 2024 compared to the corresponding period in 2023 primarily due to lower fuel and purchased power costs. Electric rates for the traditional electric operating companies include provisions to adjust billings for fluctuations in fuel costs, including the energy component of purchased power costs. Under these provisions, fuel revenues generally equal fuel expenses, including the energy component of PPA costs, and do not affect net income. The traditional electric operating companies each have one or more regulatory mechanisms to recover other costs such as environmental and other compliance costs, storm damage, new plants, and PPA capacity costs. See Note 2 to the financial statements in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements herein for additional information.
Wholesale Electric Revenues

First Quarter 2024 vs. First Quarter 2023
(change in millions)	(% change)
$(28)	(4.7)
In the first quarter 2024, wholesale electric revenues were $571 million compared to $599 million for the corresponding period in 2023. The decrease was primarily due to decreases of $18 million in energy revenues resulting from lower natural gas prices and $10 million in capacity revenues primarily resulting from power sales agreements that ended in May 2023 at Alabama Power, partially offset by an increase related to new capacity contracts at Georgia Power and an increase associated with a change in rates from natural gas PPAs at Southern Power.
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
Other Electric Revenues

First Quarter 2024 vs. First Quarter 2023
(change in millions)	(% change)
$9	4.7
In the first quarter 2024, other electric revenues were $199 million compared to $190 million for the corresponding period in 2023. The increase was primarily due to increases of $13 million in transmission revenues primarily associated with open access transmission tariff sales and $6 million in regulated outdoor lighting sales at Georgia Power, partially offset by a $6 million decrease in gains on the resale of gas at Alabama Power and a $5 million decrease associated with price stability products for retail customers on variable demand-driven pricing tariffs at Georgia Power.
Natural Gas Revenues
In the first quarter 2024, natural gas revenues were $1.7 billion compared to $1.9 billion for the corresponding period in 2023. Details of the changes in natural gas revenues were as follows:

	First Quarter 2024 vs. First Quarter 2023
	(change in millions)	(% change)
Rate changes	$152	8.1%
Gas costs and other cost recovery	(291)	(15.5)
Gas marketing services	(9)	(0.5)
Other	(20)	(1.1)
Natural gas revenues	$(168)	(9.0)%
Revenues from rate changes at the natural gas distribution utilities increased in the first quarter 2024 compared to the corresponding period in 2023 primarily due to rate increases and a change in timing of revenues at Nicor Gas.
Revenues from gas costs and other cost recovery decreased in the first quarter 2024 compared to the corresponding period in 2023 primarily due to lower natural gas cost recovery associated with lower natural gas prices and lower demand associated with warmer weather in the first quarter 2024 when compared to the corresponding period in 2023. Natural gas distribution rates include provisions to adjust billings for fluctuations in natural gas costs. Therefore, gas costs recovered through natural gas revenues generally equal the amount expensed in cost of natural gas and do not affect net income from the natural gas distribution utilities.
Revenues from gas marketing services decreased in the first quarter 2024 compared to the corresponding period in 2023 primarily due to lower commodity prices.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Other Revenues

First Quarter 2024 vs. First Quarter 2023
(change in millions)	(% change)
$11	5.1
In the first quarter 2024, other revenues were $228 million compared to $217 million for the corresponding period in 2023. The increase was primarily due to increases in unregulated sales at Georgia Power primarily associated with energy conservation projects, power delivery construction and maintenance projects, and outdoor lighting.
Fuel and Purchased Power Expenses

	First Quarter 2024 vs. First Quarter 2023
	(change in millions)	(% change)
Fuel	$(54)	(5.1)
Purchased power	(44)	(18.2)
Total fuel and purchased power expenses	$(98)
In the first quarter 2024, total fuel and purchased power expenses were $1.2 billion compared to $1.3 billion for the corresponding period in 2023. The decrease was due to a $52 million net decrease in the average cost of fuel and purchased power and a $46 million net decrease in the volume of KWHs generated and purchased.
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
Details of the Southern Company system's generation and purchased power were as follows:

	First Quarter 2024	First Quarter 2023
Total generation (in billions of KWHs)(a)	45	44
Total purchased power (in billions of KWHs)	4	5
Sources of generation (percent) —
Gas	50	54
Nuclear(a)	20	17
Coal	17	15
Hydro	5	5
Wind, Solar, and Other	8	9
Cost of fuel, generated (in cents per net KWH)—
Gas	2.89	3.13
Nuclear(a)	0.81	0.71
Coal	3.81	4.02
Average cost of fuel, generated (in cents per net KWH)(a)	2.59	2.80
Average cost of purchased power (in cents per net KWH)(b)	5.72	5.50
(a)Excludes KWHs generated from test period energy at Plant Vogtle Unit 4 prior to its in-service date. The related fuel costs are charged to CWIP in accordance with FERC guidance. See Note (B) to the Condensed Financial Statements under "Georgia Power – Nuclear Construction" herein for additional information on Plant Vogtle Units 3 and 4.
(b)Average cost of purchased power includes fuel purchased by the Southern Company system for tolling agreements where power is generated by the provider.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Fuel
In the first quarter 2024, fuel expense was $1.0 billion compared to $1.1 billion for the corresponding period in 2023. The decrease was primarily due to a 7.7% decrease in the average cost of natural gas per KWH generated, a 6.6% decrease in the volume of KWHs generated by natural gas, and a 5.2% decrease in the average cost of coal per KWH generated, partially offset by an 18.2% increase in the volume of KWHs generated by nuclear, a 17.7% increase in the volume of KWHs generated by coal, a 14.1% increase in the average cost of nuclear per KWH generated, and a 13.0% decrease in the volume of KWHs generated by hydro.
Purchased Power
In the first quarter 2024, purchased power expense was $198 million compared to $242 million for the corresponding period in 2023. The decrease was primarily due to a 21.2% decrease in the volume of KWHs purchased primarily as a result of a PPA that ended in May 2023 and the availability of Plant Barry Unit 8 and Central Alabama Generating Station generation, both at Alabama Power, partially offset by a 4.0% increase in the average cost per KWH purchased.
Energy purchases will vary depending on demand for energy within the Southern Company system's electric service territory, the market prices of wholesale energy as compared to the cost of the Southern Company system's generation, and the availability of the Southern Company system's generation.
Cost of Natural Gas

First Quarter 2024 vs. First Quarter 2023
(change in millions)	(% change)
$(293)	(32.6)
Excluding Atlanta Gas Light, which does not sell natural gas to end-use customers, the natural gas distribution utilities' rates include provisions to adjust billings for fluctuations in natural gas costs. Therefore, gas costs recovered through natural gas revenues generally equal the amount expensed in cost of natural gas and do not affect net income from the natural gas distribution utilities. See Note 2 to the financial statements under "Southern Company Gas – Natural Gas Cost Recovery" in Item 8 of the Form 10-K for additional information. Cost of natural gas at the natural gas distribution utilities represented 81% of the total cost of natural gas in the first quarter 2024.
In the first quarter 2024, cost of natural gas was $605 million compared to $898 million for the corresponding period in 2023. The decrease reflects lower gas cost recovery as a result of a 35% decrease in natural gas prices.
Other Operations and Maintenance Expenses

First Quarter 2024 vs. First Quarter 2023
(change in millions)	(% change)
$32	2.2
In the first quarter 2024, other operations and maintenance expenses were $1.5 billion compared to $1.4 billion for the corresponding period in 2023. The increase was primarily due to an increase of $52 million in generation expenses primarily associated with Plant Vogtle Unit 3 being placed in service in July 2023 at Georgia Power and Rate CNP Compliance-related expenses at Alabama Power, $20 million in gains in 2023 from sales of integrated transmission system assets at Georgia Power, a $16 million gain on the sale of spare parts in 2023 at Southern Power, and a $12 million increase in employee compensation and benefit expenses, partially offset by decreases of $26 million in technology infrastructure and application production costs, $18 million in expenses passed through to customers primarily related to bad debt and energy efficiency programs at Southern Company Gas, and $10 million related to the injuries and damages reserve primarily at Alabama Power and Southern Company Gas.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Depreciation and Amortization

First Quarter 2024 vs. First Quarter 2023
(change in millions)	(% change)
$34	3.1
In the first quarter 2024, depreciation and amortization was $1.15 billion compared to $1.11 billion for the corresponding period in 2023. The increase was primarily due to an increase of $60 million from additional plant in service, partially offset by a $15 million decrease in amortization of regulatory assets related to CCR AROs at Georgia Power as approved in the 2024 compliance filing under the terms of the 2022 ARP, a $5 million decrease from insurance proceeds received for damaged generation equipment at Southern Power, and a $5 million decrease in units-of-production depreciation at Southern Power related to lower production from natural gas generating facilities. See Note 2 to the financial statements under "Georgia Power" in Item 8 of the Form 10-K for additional information.
Taxes Other Than Income Taxes

First Quarter 2024 vs. First Quarter 2023
(change in millions)	(% change)
$2	0.5
In the first quarter 2024, taxes other than income taxes were $396 million compared to $394 million for the corresponding period in 2023. The increase was primarily due to an increase of $14 million in property taxes at Georgia Power primarily resulting from an increase in the assessed value of property, partially offset by a decrease of $13 million in revenue taxes as a result of lower natural gas revenues at Nicor Gas.
Allowance for Equity Funds Used During Construction

First Quarter 2024 vs. First Quarter 2023
(change in millions)	(% change)
$(7)	(10.8)
In the first quarter 2024, allowance for equity funds used during construction was $58 million compared to $65 million for the corresponding period in 2023. The decrease was primarily associated with Plant Vogtle Unit 3 being placed in service in July 2023 at Georgia Power and Plant Barry Unit 8 being placed in service in November 2023 at Alabama Power, partially offset by an increase in capital expenditures subject to AFUDC. See Note 2 to the financial statements under "Alabama Power" and "Georgia Power" in Item 8 of the Form 10-K for additional information.
Interest Expense, Net of Amounts Capitalized

First Quarter 2024 vs. First Quarter 2023
(change in millions)	(% change)
$83	14.3
In the first quarter 2024, interest expense, net of amounts capitalized was $665 million compared to $582 million for the corresponding period in 2023. The increase primarily reflects approximately $51 million related to higher interest rates and $45 million related to higher average outstanding borrowings, partially offset by the deferral of $9 million in financing costs related to Plant Vogtle Unit 3 at Georgia Power. See FINANCIAL CONDITION AND LIQUIDITY – "Sources of Capital" and "Financing Activities" herein for additional information on borrowings and Note (B) to the Condensed Financial Statements herein under "Georgia Power – Nuclear Construction" for additional information on Plant Vogtle Unit 3.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Income Taxes

First Quarter 2024 vs. First Quarter 2023
(change in millions)	(% change)
$126	129.9
In the first quarter 2024, income taxes were $223 million compared to $97 million for the corresponding period in 2023. The increase was primarily due to higher pre-tax earnings and a $42 million decrease in the flowback of certain excess deferred income taxes at Alabama Power, partially offset by the generation of $19 million of advanced nuclear PTCs at Georgia Power. See Note 2 to the financial statements in Item 8 of the Form 10-K and Note (G) to the Condensed Financial Statements herein for additional information.
Alabama Power
Net Income

First Quarter 2024 vs. First Quarter 2023
(change in millions)	(% change)
$78	30.6
Alabama Power's net income in the first quarter 2024 was $333 million compared to $255 million for the corresponding period in 2023. The increase was primarily due to an increase in retail revenues associated with customer bill credits in 2023 related to the flowback of certain excess accumulated deferred income taxes, an increase in Rate CNP New Plant revenues, and colder weather in the Alabama Power service territory in the first quarter 2024 compared to the corresponding period in 2023. These increases to income were partially offset by an increase in income tax expense related to a decrease in the flowback of certain excess deferred income taxes. See Note 2 to the financial statements under "Alabama Power" in Item 8 of the Form 10-K for additional information.
Retail Revenues
In the first quarter 2024, retail revenues were $1.57 billion compared to $1.38 billion for the corresponding period in 2023. Details of the changes in retail revenues were as follows:

	First Quarter 2024 vs. First Quarter 2023
	(change in millions)	(% change)
Rates and pricing	$126	9.1%
Sales growth	3	0.2
Weather	40	2.9
Fuel and other cost recovery	15	1.1
Retail revenues	$184	13.3%
Revenues associated with changes in rates and pricing increased in the first quarter 2024 when compared to the corresponding period in 2023 primarily due to customer bill credits in 2023 related to the flowback of certain excess accumulated deferred income taxes as well as an increase in Rate CNP New Plant revenues. See Note 2 to the financial statements under "Alabama Power" in Item 8 of the Form 10-K for additional information.
Revenues attributable to changes in sales were relatively flat in the first quarter 2024 when compared to the corresponding period in 2023. Weather-adjusted residential KWH sales decreased 0.6% primarily due to a decrease in customer usage. Weather-adjusted commercial KWH sales increased 2.5% primarily due to an increase in customer usage. Industrial KWH sales decreased 0.8% primarily due to a decrease in the primary metals sector.
Fuel and other cost recovery revenues increased in the first quarter 2024 when compared to the corresponding period in 2023 primarily as a result of higher recoverable fuel costs.

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
Wholesale Revenues – Non-Affiliates

First Quarter 2024 vs. First Quarter 2023
(change in millions)	(% change)
$(56)	(39.7)
In the first quarter 2024, wholesale revenues from sales to non-affiliates were $85 million compared to $141 million for the corresponding period in 2023. The decrease was primarily due to a 59.5% decrease in the volume of KWHs sold as a result of power sales agreements that ended in May 2023 and a 49.5% decrease in the price of energy due to lower natural gas prices.
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
Wholesale Revenues – Affiliates

First Quarter 2024 vs. First Quarter 2023
(change in millions)	(% change)
$22	115.8
In the first quarter 2024, wholesale revenues from sales to affiliates were $41 million compared to $19 million for the corresponding period in 2023. The increase was primarily due to a 207.9% increase in the volume of KWH sales due to affiliated company energy needs, partially offset by a 31.6% decrease in the price of energy due to lower gas prices.
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

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Fuel and Purchased Power Expenses

	First Quarter 2024 vs. First Quarter 2023
	(change in millions)	(% change)
Fuel	$23	7.5
Purchased power – non-affiliates	(49)	(48.5)
Purchased power – affiliates	(17)	(28.8)
Total fuel and purchased power expenses	$(43)
In the first quarter 2024, total fuel and purchased power expenses were $425 million compared to $468 million for the corresponding period in 2023. The decrease was due to a $38 million net decrease related to the volume of KWHs generated and purchased and a $5 million net decrease in the cost of fuel and purchased power.
Fuel and purchased power energy transactions do not have a significant impact on earnings, since energy expenses are generally offset by energy revenues through Alabama Power's energy cost recovery clause. See Note 2 to the financial statements under "Alabama Power – Rate ECR" in Item 8 of the Form 10-K for additional information.
Details of Alabama Power's generation and purchased power were as follows:

	First Quarter 2024	First Quarter 2023
Total generation (in billions of KWHs)	15	14
Total purchased power (in billions of KWHs)	1	3
Sources of generation (percent) —
Gas	33	29
Coal	30	30
Nuclear	26	28
Hydro	11	13
Cost of fuel, generated (in cents per net KWH) —
Gas	2.95	3.37
Coal	3.27	3.33
Nuclear	0.69	0.67
Average cost of fuel, generated (in cents per net KWH)	2.40	2.49
Average cost of purchased power (in cents per net KWH)(*)	7.81	6.35
(*)Average cost of purchased power includes fuel, energy, and transmission purchased by Alabama Power for tolling agreements where power is generated by the provider.
Fuel
In the first quarter 2024, fuel expense was $331 million compared to $308 million for the corresponding period in 2023. The increase was primarily due to a 28.8% increase in the volume of KWHs generated by natural gas, an 8.3% increase in the volume of KWHs generated by coal, and a 15.0% decrease in the volume of KWHs generated by hydro facilities as a result of less rainfall, partially offset by a 12.5% decrease in the average cost of natural gas per KWH generated, which excludes tolling agreements.
Purchased Power – Non-Affiliates
In the first quarter 2024, purchased power expense from non-affiliates was $52 million compared to $101 million for the corresponding period in 2023. The decrease was primarily due to a 55.5% decrease in the volume of KWHs purchased as a result of a PPA that ended in May 2023 and the availability of Plant Barry Unit 8 and Central Alabama Generating Station generation.

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
Purchased Power – Affiliates
In the first quarter 2024, purchased power expense from affiliates was $42 million compared to $59 million for the corresponding period in 2023. The decrease was primarily due to a 35.8% decrease in the volume of KWHs purchased due to the availability of Plant Barry Unit 8 and Central Alabama Generating Station generation.
Energy purchases from affiliates will vary depending on demand for energy and the availability and cost of generating resources at each company within the Southern Company system. These purchases are made in accordance with the IIC or other contractual agreements, as approved by the FERC.
Other Operations and Maintenance Expenses

First Quarter 2024 vs. First Quarter 2023
(change in millions)	(% change)
$(12)	(2.8)
In the first quarter 2024, other operations and maintenance expenses were $412 million compared to $424 million for the corresponding period in 2023. The decrease was primarily due to decreases of $7 million in technology infrastructure and application production costs, $7 million related to the injuries and damages reserve, $5 million in expenses related to unregulated products and services, and $3 million in employee compensation and benefits, as well as a $5 million increase in nuclear property insurance refunds. The decreases were partially offset by a $17 million increase in generation expenses primarily associated with Rate CNP Compliance-related expenses. See Note 2 to the financial statements under "Alabama Power – Rate CNP Compliance" in Item 8 of the Form 10-K for additional information.
Depreciation and Amortization

First Quarter 2024 vs. First Quarter 2023
(change in millions)	(% change)
$16	4.6
In the first quarter 2024, depreciation and amortization was $361 million compared to $345 million for the corresponding period in 2023. The increase was primarily due to additional plant in service related to transmission and distribution systems as well as Plant Barry Unit 8 being placed in service in November 2023. See Note 2 to the financial statements under "Alabama Power" in Item 8 of the Form 10-K for additional information.
Allowance for Equity Funds Used During Construction

First Quarter 2024 vs. First Quarter 2023
(change in millions)	(% change)
$(7)	(33.3)
In the first quarter 2024, allowance for equity funds used during construction was $14 million compared to $21 million for the corresponding period in 2023. The decrease was primarily due to Plant Barry Unit 8 being placed in service in November 2023. See Note 2 to the financial statements under "Alabama Power – Rate CNP New Plant" in Item 8 of the Form 10-K for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Income Taxes (Benefit)

First Quarter 2024 vs. First Quarter 2023
(change in millions)	(% change)
$87	N/M
In the first quarter 2024, income tax expense was $85 million compared to income tax benefit of $2 million for the corresponding period in 2023. The change was primarily due to higher pre-tax earnings and a $42 million decrease in the flowback of certain excess deferred income taxes. See Note 2 to the financial statements under "Alabama Power – Excess Accumulated Deferred Income Tax Accounting Order" in Item 8 of the Form 10-K and Note (G) to the Condensed Financial Statements herein for additional information.
Georgia Power
Net Income

First Quarter 2024 vs. First Quarter 2023
(change in millions)	(% change)
$141	47.6
Georgia Power's net income in the first quarter 2024 was $437 million compared to $296 million for the corresponding period in 2023. The increase was primarily due to higher retail revenues associated with the inclusion of Plant Vogtle Unit 3 in retail rates, base tariff increases in accordance with the 2022 ARP, and colder weather in the first quarter 2024 as compared to the corresponding period in 2023. See Note 2 to the financial statements under "Georgia Power" in Item 8 of the Form 10-K for additional information.
Retail Revenues
In the first quarter 2024, retail revenues were $2.16 billion compared to $1.98 billion for the corresponding period in 2023. Details of the changes in retail revenues were as follows:

	First Quarter 2024 vs. First Quarter 2023
	(change in millions)	(% change)
Rates and pricing	$110	5.6%
Sales growth	41	2.1
Weather	53	2.7
Fuel cost recovery	(30)	(1.5)
Retail revenues	$174	8.9%
Revenues associated with changes in rates and pricing increased in the first quarter 2024 when compared to the corresponding period in 2023 primarily due to the inclusion of Plant Vogtle Unit 3 in retail rates and base tariff increases in accordance with the 2022 ARP. See Note 2 to the financial statements under "Georgia Power" in Item 8 of the Form 10-K for additional information.
Revenues attributable to changes in sales increased in the first quarter 2024 when compared to the corresponding period in 2023. Weather-adjusted residential KWH sales increased 1.8% primarily due to customer growth. Weather-adjusted commercial KWH sales increased 4.1% primarily due to increased customer usage and customer growth. Weather-adjusted industrial KWH sales increased 1.8% primarily due to increases in the primary metals, lumber, and paper sectors, partially offset by decreases in the chemicals, electronics, and pipeline sectors.
Fuel revenues and costs are allocated between retail and wholesale jurisdictions. Retail fuel cost recovery revenues decreased in the first quarter 2024 when compared to the corresponding period in 2023 due to lower fuel and

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
purchased power costs. Electric rates include provisions to adjust billings for fluctuations in fuel costs, including the energy component of purchased power costs. Under these fuel cost recovery provisions, fuel revenues generally equal fuel expenses and do not affect net income. See Note (B) to the Condensed Financial Statements herein and Note 2 to the financial statements under "Georgia Power – Fuel Cost Recovery" in Item 8 of the Form 10-K for additional information.
Wholesale Revenues

First Quarter 2024 vs. First Quarter 2023
(change in millions)	(% change)
$27	87.1
In the first quarter 2024, wholesale revenues were $58 million compared to $31 million for the corresponding period in 2023. The increase was primarily due to a $20 million increase related to new capacity contracts and a $9 million increase related to the volume of KWH sales associated with higher market demand, partially offset by a $6 million decrease related to the average cost per KWH sold due to lower Southern Company system fuel and purchased power costs.
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
Other Revenues

First Quarter 2024 vs. First Quarter 2023
(change in millions)	(% change)
$21	12.8
In the first quarter 2024, other revenues were $185 million compared to $164 million for the corresponding period in 2023. The increase was primarily due to increases of $8 million in unregulated sales primarily associated with energy conservation projects, power delivery construction and maintenance, and outdoor lighting, $6 million in regulated outdoor lighting sales, and $5 million in open access transmission tariff sales.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Fuel and Purchased Power Expenses

	First Quarter 2024 vs. First Quarter 2023
	(change in millions)	(% change)
Fuel	$(13)	(3.2)
Purchased power – non-affiliates	17	13.8
Purchased power – affiliates	(25)	(12.1)
Total fuel and purchased power expenses	$(21)
In the first quarter 2024, total fuel and purchased power expenses were $710 million compared to $731 million for the corresponding period in 2023. The decrease was primarily due to a net decrease of $37 million related to the average cost of fuel and purchased power, partially offset by a net increase of $16 million related to the volume of KWHs generated and purchased.
Fuel and purchased power energy transactions do not have a significant impact on earnings since these fuel expenses are generally offset by fuel revenues through Georgia Power's fuel cost recovery mechanism. See Note 2 to the financial statements under "Georgia Power – Fuel Cost Recovery" in Item 8 of the Form 10-K for additional information.
Details of Georgia Power's generation and purchased power were as follows:

	First Quarter 2024	First Quarter 2023
Total generation (in billions of KWHs)(a)	15	13
Total purchased power (in billions of KWHs)	7	8
Sources of generation (percent) —
Gas	46	55
Nuclear(a)	32	26
Coal	18	14
Hydro and other	4	5
Cost of fuel, generated (in cents per net KWH) —
Gas	3.15	3.57
Nuclear(a)	0.90	0.75
Coal	4.35	5.24
Average cost of fuel, generated (in cents per net KWH)(a)	2.62	3.05
Average cost of purchased power (in cents per net KWH)(b)	4.63	4.52
(a)Excludes KWHs generated from test period energy at Plant Vogtle Unit 4 prior to its in-service date. The related fuel costs are charged to CWIP in accordance with FERC guidance. See Note (B) to the Condensed Financial Statements under "Georgia Power – Nuclear Construction" herein for additional information on Plant Vogtle Units 3 and 4.
(b)Average cost of purchased power includes fuel purchased by Georgia Power for tolling agreements where power is generated by the provider.
Fuel
In the first quarter 2024, fuel expense was $389 million compared to $402 million for the corresponding period in 2023. The decrease was primarily due to decreases of 17.0% in the average cost per KWH generated by coal, 11.8% in the average cost per KWH generated by natural gas, and 6.6% in the volume of KWHs generated by natural gas, partially offset by increases of 37.6% in the volume of KWHs generated by coal, 36.2% in the volume of KWHs generated by nuclear, and 20.0% in the average cost per KWH generated by nuclear.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Purchased Power – Non-Affiliates
In the first quarter 2024, purchased power expense from non-affiliates was $140 million compared to $123 million for the corresponding period in 2023. The increase for the first quarter 2024 was primarily due to an increase of 26.3% in the volume of KWHs purchased as Georgia Power and other Southern Company system units generally dispatched at a higher cost than available market resources, partially offset by a decrease of 8.8% in the average cost per KWH purchased primarily due to lower natural gas prices.
Energy purchases from non-affiliates will vary depending on the market prices of wholesale energy as compared to the cost of the Southern Company system's generation, demand for energy within the Southern Company system's electric service territory, and the availability of the Southern Company system's generation.
Purchased Power – Affiliates
In the first quarter 2024, purchased power expense from affiliates was $181 million compared to $206 million for the corresponding period in 2023. The decrease was primarily due to a decrease of 13.9% in the volume of KWHs purchased as Southern Company system units generally dispatched at a higher cost than available market resources, partially offset by capacity purchased through a new PPA with Mississippi Power. See Note (B) to the Condensed Financial Statements herein under "Georgia Power – Integrated Resource Plan" for additional information.
Energy purchases from affiliates will vary depending on the demand and the availability and cost of generating resources at each company within the Southern Company system. These purchases are made in accordance with the IIC or other contractual agreements, all as approved by the FERC.
Other Operations and Maintenance Expenses

First Quarter 2024 vs. First Quarter 2023
(change in millions)	(% change)
$19	3.8
In the first quarter 2024, other operations and maintenance expenses were $515 million compared to $496 million for the corresponding period in 2023. The increase was primarily due to $20 million in gains in 2023 from sales of integrated transmission system assets and an increase of $17 million in generation expenses associated with non-outage maintenance costs primarily due to Plant Vogtle Unit 3 being placed in service in July 2023, partially offset by a decrease of $14 million in technology infrastructure and application production costs. See Note (B) to the Condensed Financial Statements herein under "Georgia Power – Nuclear Construction" for additional information on Plant Vogtle Unit 3.
Depreciation and Amortization

First Quarter 2024 vs. First Quarter 2023
(change in millions)	(% change)
$17	4.2
In the first quarter 2024, depreciation and amortization was $425 million compared to $408 million for the corresponding period in 2023. The increase was primarily due to an increase of $29 million associated with additional plant in service, partially offset by a decrease of $15 million in amortization of regulatory assets related to CCR AROs as approved in the 2024 compliance filing under the terms of the 2022 ARP. See Note 2 to the financial statements under "Georgia Power – Rate Plans" in Item 8 of the Form 10-K for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Taxes Other Than Income Taxes

First Quarter 2024 vs. First Quarter 2023
(change in millions)	(% change)
$16	12.2
In the first quarter 2024, taxes other than income taxes were $147 million compared to $131 million for the corresponding period in 2023. The increase was primarily due to an increase of $14 million in property taxes primarily resulting from an increase in the assessed value of property.
Interest Expense, Net of Amounts Capitalized

First Quarter 2024 vs. First Quarter 2023
(change in millions)	(% change)
$27	18.5
In the first quarter 2024, interest expense, net of amounts capitalized was $173 million compared to $146 million for the corresponding period in 2023. The increase was primarily associated with increases of approximately $17 million related to higher interest rates and $15 million related to higher average outstanding borrowings, partially offset by the deferral of $9 million in financing costs related to Plant Vogtle Unit 3. See FINANCIAL CONDITION AND LIQUIDITY – "Sources of Capital" and "Financing Activities" herein for additional information on borrowings and Note (B) to the Condensed Financial Statements herein under "Georgia Power – Nuclear Construction" for additional information on Plant Vogtle Unit 3.
Income Taxes

First Quarter 2024 vs. First Quarter 2023
(change in millions)	(% change)
$26	49.1
In the first quarter 2024, income taxes were $79 million compared to $53 million for the corresponding period in 2023. The increase was primarily due to higher pre-tax earnings, partially offset by the generation of $19 million of advanced nuclear PTCs. See Note (G) to the Condensed Financial Statements herein for additional information.
Mississippi Power
Net Income

First Quarter 2024 vs. First Quarter 2023
(change in millions)	(% change)
$(8)	(13.8)
Mississippi Power's net income for the first quarter 2024 was $50 million compared to $58 million for the corresponding period in 2023. The decrease was primarily due to a decrease in affiliate wholesale capacity revenues.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Retail Revenues
In the first quarter 2024, retail revenues were $221 million compared to $236 million for the corresponding period in 2023. Details of the changes in retail revenues were as follows:

	First Quarter 2024 vs. First Quarter 2023
	(change in millions)	(% change)
Rates and pricing	$3	1.3%
Sales growth	6	2.5
Weather	—	—
Fuel and other cost recovery	(24)	(10.2)
Retail revenues	$(15)	(6.4)%
Revenues associated with changes in rates and pricing increased in the first quarter 2024 when compared to the corresponding period in 2023 primarily due to the amortization of certain regulatory assets that ended in December 2023.
Revenues attributable to changes in sales increased in the first quarter 2024 when compared to the corresponding period in 2023. Weather-adjusted residential and commercial KWH sales increased 4.7% and 7.4%, respectively, primarily due to increased customer usage. Industrial KWH sales decreased 1.7% primarily due to decreases in the petroleum and transportation sectors.
Fuel and other cost recovery revenues decreased in the first quarter 2024 when compared to the corresponding period in 2023 primarily as a result of lower recoverable fuel costs. Recoverable fuel costs include fuel and purchased power expenses reduced by the fuel and emissions portion of wholesale revenues from energy sold to customers outside Mississippi Power's service territory. Electric rates include provisions to adjust billings for fluctuations in fuel costs, including the energy component of purchased power costs. Under these provisions, fuel revenues generally equal fuel expenses, including the energy component of purchased power costs, and do not affect net income. See Note 2 to the financial statements in Item 8 of the Form 10-K for additional information.
Wholesale Revenues – Non-Affiliates

First Quarter 2024 vs. First Quarter 2023
(change in millions)	(% change)
$(9)	(13.2)
In the first quarter 2024, wholesale revenues from sales to non-affiliates were $59 million compared to $68 million for the corresponding period in 2023. The decrease was primarily due to a $6 million decrease associated with MRA customers largely due to lower recoverable fuel costs and a $4 million decrease associated with changes in power supply agreements.
Wholesale revenues from sales to non-affiliates will vary depending on fuel prices, the market prices of wholesale energy compared to the cost of Mississippi Power's and the Southern Company system's generation, demand for energy within the Southern Company system's electric service territory, and the availability of the Southern Company system's generation. Increases and decreases in energy revenues that are driven by fuel prices are accompanied by an increase or decrease in fuel costs and do not have a significant impact on net income. In addition, Mississippi Power provides service under long-term contracts with rural electric cooperative associations and municipalities located in southeastern Mississippi under cost-based electric tariffs which are subject to regulation by the FERC. Short-term opportunity energy sales are also included in sales for resale to non-affiliates. These opportunity sales are made at market-based rates that generally provide a margin above Mississippi Power's variable cost to produce the energy. See Note 2 to the financial statements under "Mississippi Power – Municipal and Rural Associations Tariff" in Item 8 of the Form 10-K for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Wholesale Revenues – Affiliates

First Quarter 2024 vs. First Quarter 2023
(change in millions)	(% change)
$(24)	(32.0)
In the first quarter 2024, wholesale revenues from sales to affiliates were $51 million compared to $75 million for the corresponding period in 2023. The decrease was primarily due to a decrease of $31 million in capacity revenues mainly associated with Mississippi Power's lower availability of generation reserves to the Southern Company power pool and a $9 million decrease primarily associated with lower KWH sales. These decreases were partially offset by a $15 million increase in capacity revenues associated with a new PPA with Georgia Power. See Note 2 to the financial statements under "Mississippi Power – Integrated Resource Plan" in Item 8 of the Form 10-K for additional information.
Wholesale revenues from sales to affiliated companies will vary depending on demand and the availability and cost of generating resources at each company. These affiliate sales are made in accordance with the IIC or other contractual agreements, as approved by the FERC. Energy revenues related to these transactions do not have a significant impact on earnings since this energy is generally sold at marginal cost.
Fuel and Purchased Power Expenses

	First Quarter 2024 vs. First Quarter 2023
	(change in millions)	(% change)
Fuel	$(42)	(28.6)
Purchased power	2	50.0
Total fuel and purchased power expenses	$(40)
In the first quarter 2024, total fuel and purchased power expenses were $111 million compared to $151 million for the corresponding period in 2023. The decrease was due to a $27 million decrease related to the average cost of fuel and purchased power and a $13 million net decrease related to the volume of KWHs generated and purchased.
Fuel and purchased power energy transactions do not have a significant impact on earnings since energy expenses are generally offset by energy revenues through Mississippi Power's fuel cost recovery clause.
Details of Mississippi Power's generation and purchased power were as follows:

	First Quarter 2024	First Quarter 2023
Total generation (in millions of KWHs)	3,952	4,443
Total purchased power (in millions of KWHs)	171	100
Sources of generation (percent) –
Gas	91	94
Coal	9	6
Cost of fuel, generated (in cents per net KWH) –
Gas	2.69	3.34
Coal	4.70	5.78
Average cost of fuel, generated (in cents per net KWH)	2.88	3.51
Average cost of purchased power (in cents per net KWH)	3.64	4.10

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Fuel
In the first quarter 2024, fuel expense was $105 million compared to $147 million for the corresponding period in 2023. The decrease was primarily due to a 19.5% decrease in the average cost of natural gas per KWH generated and a 15.2% decrease in the volume of KWHs generated by natural gas.
Other Operations and Maintenance Expenses

First Quarter 2024 vs. First Quarter 2023
(change in millions)	(% change)
$6	7.3
For first quarter 2024, other operations and maintenance expenses were $88 million compared to $82 million for the corresponding period in 2023. The increase was primarily due to an increase in generation expenses primarily associated with planned outages and maintenance.
Other Income (Expense), Net

First Quarter 2024 vs. First Quarter 2023
(change in millions)	(% change)
$5	55.6
In the first quarter 2024, other income (expense), net was $14 million compared to $9 million for the corresponding period in 2023. The increase was primarily due to customer charges related to contributions in aid of construction.
Southern Power
Net Income Attributable to Southern Power

First Quarter 2024 vs. First Quarter 2023
(change in millions)	(% change)
$(6)	(5.9)
Net income attributable to Southern Power in the first quarter 2024 was $96 million compared to $102 million for the corresponding period in 2023. The decrease was primarily related to a gain on the sale of spare parts in 2023.
Operating Revenues

First Quarter 2024 vs. First Quarter 2023
(change in millions)	(% change)
$(35)	(6.9)
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
Operating Revenues Details
Details of Southern Power's operating revenues were as follows:

	First Quarter 2024	First Quarter 2023
	(in millions)
PPA capacity revenues	$120	$112
PPA energy revenues	281	277
Total PPA revenues	401	389
Non-PPA revenues	60	108
Other revenues	12	11
Total operating revenues	$473	$508
In the first quarter 2024, total operating revenues were $473 million, reflecting a $35 million, or 6.9%, decrease from the corresponding period in 2023. The change in operating revenues was primarily due to the following:
•PPA capacity revenues increased $8 million, or 7.1%, primarily due to an increase associated with a change in rates from natural gas PPAs.
•Non-PPA revenues decreased $48 million, or 44.4%, primarily due to a $51 million decrease in the volume of KWHs sold through short-term sales.
Fuel and Purchased Power Expenses
Details of Southern Power's generation and purchased power were as follows:

	First Quarter 2024	First Quarter 2023
	(in billions of KWHs)
Generation	10.3	12.3
Purchased power	0.4	0.7
Total generation and purchased power	10.7	13.0

Total generation and purchased power (excluding solar, wind, fuel cells, and tolling agreements)	6.7	8.4

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
Details of Southern Power's fuel and purchased power expenses were as follows:

	First Quarter 2024 vs. First Quarter 2023
	(change in millions)	(% change)
Fuel	$(35)	(18.3)
Purchased power	(8)	(30.8)
Total fuel and purchased power expenses	$(43)
In the first quarter 2024, total fuel and purchased power expenses decreased $43 million, or 19.8%, compared to the corresponding period in 2023. Fuel expense decreased $35 million primarily due to a $36 million decrease associated with the volume of KWHs generated. Purchased power expense decreased $8 million primarily due to a $10 million decrease associated with the volume of KWHs purchased.
Other Operations and Maintenance Expenses

First Quarter 2024 vs. First Quarter 2023
(change in millions)	(% change)
$14	13.1
In the first quarter 2024, other operations and maintenance expenses were $121 million compared to $107 million for the corresponding period in 2023. The increase was primarily due to the timing of generation maintenance and scheduled outage expenses.
Depreciation and Amortization

First Quarter 2024 vs. First Quarter 2023
(change in millions)	(% change)
$(10)	(7.8)
In the first quarter 2024, depreciation and amortization was $118 million compared to $128 million for the corresponding period in 2023. The decrease was primarily due to insurance proceeds received for damaged generation equipment and a decrease in units-of-production depreciation related to lower production from natural gas generating facilities.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Gain on Dispositions, Net

First Quarter 2024 vs. First Quarter 2023
(change in millions)	(% change)
$(20)	(100.0)
In the first quarter 2024, gain on dispositions, net decreased by $20 million compared to the corresponding period in 2023. The decrease was primarily due to a $16 million gain on the sale of spare parts in 2023.
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
During the Heating Season, natural gas usage and operating revenues are generally higher as more customers are connected to the gas distribution systems and natural gas usage is higher in periods of colder weather. In addition, because of a rate design change affecting volumetric rates ordered by the Illinois Commission in Nicor Gas' 2023 rate case, additional revenues are expected in the Heating Season, with a corresponding decrease expected in revenues in the second and third quarters of each year. This change will affect the comparison of the prior year revenue for the impacted quarters. Southern Company Gas' base operating expenses, excluding cost of natural gas and bad debt expense, are incurred relatively evenly throughout the year. Seasonality also affects the comparison of certain balance sheet items across quarters, including receivables, unbilled revenues, natural gas for sale, and notes payable. However, these items are comparable when reviewing Southern Company Gas' annual results. Thus, Southern Company Gas' operating results for the interim periods presented are not necessarily indicative of annual results and can vary significantly from quarter to quarter.
Net Income

First Quarter 2024 vs. First Quarter 2023
(change in millions)	(% change)
$100	32.4
Southern Company Gas' net income in the first quarter 2024 was $409 million compared to $309 million for the corresponding period in 2023. The increase was primarily due to an $81 million increase in net income at gas distribution operations and a $15 million increase in net income at gas marketing services.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Natural Gas Revenues
In the first quarter 2024, natural gas revenues were $1.7 billion compared to $1.9 billion for the corresponding period in 2023. Details of the changes in natural gas revenues were as follows:

	First Quarter 2024 vs. First Quarter 2023
	(change in millions)	(% change)
Rate changes	$152	8.1%
Gas costs and other cost recovery	(291)	(15.5)
Gas marketing services	(9)	(0.5)
Other	(20)	(1.1)
Natural gas revenues	$(168)	(9.0)%
Revenues from rate changes increased in the first quarter 2024 compared to the corresponding period in 2023 primarily due to rate increases and a change in timing of revenues at Nicor Gas.
Revenues from gas costs and other cost recovery decreased in the first quarter 2024 compared to the corresponding period in 2023 primarily due to lower natural gas cost recovery associated with lower natural gas prices and lower demand associated with warmer weather when compared to the corresponding period in 2023. See "Cost of Natural Gas" herein for additional information.
Revenues from gas marketing services decreased in the first quarter 2024 compared to the corresponding period in 2023 primarily due lower commodity prices.
Cost of Natural Gas

First Quarter 2024 vs. First Quarter 2023
(change in millions)	(% change)
$(293)	(32.6)
Excluding Atlanta Gas Light, which does not sell natural gas to end-use customers, natural gas distribution rates include provisions to adjust billings for fluctuations in natural gas costs. Therefore, gas costs recovered through natural gas revenues generally equal the amount expensed in cost of natural gas and do not affect net income from gas distribution operations. Cost of natural gas at gas distribution operations represented 81% of the total cost of natural gas in the first quarter 2024. See MANAGEMENT'S DISCUSSION AND ANALYSIS – RESULTS OF OPERATIONS – "Southern Company Gas – Cost of Natural Gas" in Item 7 of the Form 10-K and "Natural Gas Revenues" herein for additional information.
In the first quarter 2024, cost of natural gas was $605 million compared to $898 million for the corresponding period in 2023. The decrease reflects lower gas cost recovery as a result of a 35% decrease in natural gas prices.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
The following table details the volumes of natural gas sold during both periods presented:

	First Quarter
	2024	2023	2024 vs. 2023
Gas distribution operations (mmBtu in millions)
Firm	266	258	3.1%
Interruptible	25	25	—
Total	291	283	2.8%
Gas marketing services (mmBtu in millions)
Firm:
Georgia	17	13	30.8%
Illinois	2	3	(33.3)
Other	6	5	20.0
Interruptible large commercial and industrial	4	4	—
Total	29	25	16.0%
Other Operations and Maintenance Expenses

First Quarter 2024 vs. First Quarter 2023
(change in millions)	(% change)
$(12)	(3.9)
In the first quarter 2024, other operations and maintenance expenses were $293 million compared to $305 million for the corresponding period in 2023. The decrease was primarily due to decreases of $18 million in expenses passed through to customers primarily related to bad debt and energy efficiency programs at gas distribution operations, $4 million in operating expenses, $4 million in service maintenance and meter sets maintenance expenses at Nicor Gas, and $3 million in bad debt expenses. The decreases were partially offset by increases of $14 million in compensation and benefit expenses and $3 million related to energy service contracts.
Depreciation and Amortization

First Quarter 2024 vs. First Quarter 2023
(change in millions)	(% change)
$14	9.9
In the first quarter 2024, depreciation and amortization was $155 million compared to $141 million for the corresponding period in 2023. The increase was primarily due to continued investments at the natural gas distribution utilities.
Taxes Other Than Income Taxes

First Quarter 2024 vs. First Quarter 2023
(change in millions)	(% change)
$(15)	(14.7)
In the first quarter 2024, taxes other than income taxes was $87 million compared to $102 million for the corresponding period in 2023. The decrease primarily reflects a decrease of $13 million in revenue taxes as a result of lower natural gas revenues at Nicor Gas.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Interest Expense, Net of Amounts Capitalized

First Quarter 2024 vs. First Quarter 2023
(change in millions)	(% change)
$8	10.5
In the first quarter 2024, interest expense, net of amounts capitalized was $84 million compared to $76 million for the corresponding period in 2023. The increase was primarily associated with increases of approximately $5 million related to higher interest rates and approximately $3 million related to higher outstanding debt. See FINANCIAL CONDITION AND LIQUIDITY – "Sources of Capital" and "Financing Activities" herein for additional information on borrowings.
Income Taxes

First Quarter 2024 vs. First Quarter 2023
(change in millions)	(% change)
$35	34.0
In the first quarter 2024, income taxes were $138 million compared to $103 million for the corresponding period in 2023. The increase was primarily due to higher pre-tax earnings.
Segment Information
Operating revenues, operating expenses, and net income for each segment are provided in the table below. See Note (L) to the Condensed Financial Statements under "Southern Company Gas" herein for additional information.

	2024			2023
	Operating Revenues	Operating Expenses	Net Income	Operating Revenues	Operating Expenses	Net Income
	(in millions)			(in millions)
First Quarter
Gas distribution operations	$1,463	$989	$302	$1,618	$1,264	$221
Gas pipeline investments	8	3	30	8	3	31
Gas marketing services	235	148	65	246	175	50
All other	6	2	12	12	9	7
Intercompany eliminations	(5)	(2)	—	(9)	(5)	—
Consolidated	$1,707	$1,140	$409	$1,875	$1,446	$309
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
In the first quarter 2024, net income increased $81 million, or 36.7%, when compared to the corresponding period in 2023, as described further below:
•Operating revenues decreased $155 million primarily due to lower gas cost over recovery, partially offset by rate increases and a change in timing of revenues at Nicor Gas. Gas costs recovered through natural gas revenues generally equal the amount expensed in cost of natural gas.
•Operating expenses decreased $275 million primarily due to a $273 million decrease in cost of natural gas as a result of lower gas prices and lower volume sold compared to 2023, partially offset by higher depreciation resulting from additional assets placed in service, higher compensation and benefit expenses, and higher revenue taxes.
•Interest expense, net of amounts capitalized increased $10 million primarily due to higher interest rates and higher average outstanding debt.
•Income taxes increased $32 million primarily as a result of higher pre-tax earnings.
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
In the first quarter 2024, net income increased $15 million, or 30.0%, when compared to the corresponding period in 2023 primarily due to retail margins and decreases in cost of natural gas.
All Other
All other includes a renewable natural gas business, AGL Services Company, and Southern Company Gas Capital, as well as various corporate operating expenses that are not allocated to the reportable segments and interest income (expense) associated with affiliate financing arrangements. All other included a natural gas storage facility in California through its sale in September 2023. See Note 15 to the financial statements in Item 8 of the Form 10-K for additional information.
In the first quarter 2024, net income increased $5 million when compared to the corresponding period in 2023. The increase was primarily related to decreases in operating expenses and income taxes, partially offset by a decrease in operating revenue.
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
Earnings in the electricity business will also depend upon maintaining and growing sales, considering, among other things, recent trends driving projected growth in electricity consumption including the increasing digitization of the economy and growth in data centers, an increase in industrial activity in the Southern Company system's electric service territory, and continued electrification of transportation. These growth opportunities could be offset by energy efficiency trends in each market.
Global and U.S. economic conditions continue to be affected by higher-than-expected inflation that arose from the COVID-19 pandemic and associated policy responses of governments and central banks. In response to elevated inflation levels, the U.S. Federal Reserve raised interest rates faster than any rate increase cycle in the last 40 years. The actions by the U.S. Federal Reserve have helped to slow the rate of inflation and curtail economic activity. Although target levels of inflation have yet to be achieved, the U.S. Federal Reserve has indicated its current intention to pause future rate increases and evaluate rate cuts depending on the current economic data. The shifting economic policy variables and weakening of historic relationships among economic activity, prices, and employment have increased the uncertainty of future levels of economic activity which will directly impact future energy demand and operating costs. Weakening economic activity increases the risk of slowing or declining energy sales. See RESULTS OF OPERATIONS herein for information on energy sales in the Southern Company system's service territory during the first three months of 2024.
The level of future earnings for Southern Power's competitive wholesale electric business depends on numerous factors including the parameters of the wholesale market and the efficient operation of its wholesale generating assets; Southern Power's ability to execute its growth strategy through the development, construction, or acquisition of renewable facilities and other energy projects while containing costs; regulatory matters; customer creditworthiness; total electric generating capacity available in Southern Power's market areas; Southern Power's ability to successfully remarket capacity as current contracts expire; renewable portfolio standards; continued availability of federal and state ITCs and PTCs, which could be impacted by future tax legislation; transmission constraints; cost of generation from units within the Southern Company power pool; and operational limitations. See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Income Tax Matters" in Item 7 of the Form 10-K for information regarding the Inflation Reduction Act's expansion of the availability of federal ITCs and PTCs and Note (K) to the Condensed Financial Statements under "Southern Power" herein for information regarding construction projects.
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
Environmental Laws and Regulations
Water Quality
On April 25, 2024, the EPA released a pre-publication copy of the final rule revising the Steam Effluent Guidelines (ELG Final Rule), which will establish more stringent limits for flue gas desulfurization wastewater, bottom ash transport water, and combustion residual leachate to be met no later than December 31, 2029. The ELG Final Rule maintains the existing rule's permanent cessation of coal subcategory and the existing rule's voluntary incentive program and adds a new cessation subcategory which allows units to cease coal combustion by December 31, 2034 as opposed to meeting the new more stringent requirements. The ELG Final Rule will also establish limitations for legacy wastewater which will be effective 60 days from the date of publication. The ultimate impact of the ELG Final Rule cannot be determined at this time; however, it may result in significant compliance costs.
Coal Combustion Residuals
On April 25, 2024, the EPA released a pre-publication copy of the final legacy CCR surface impoundments rule which will establish two new categories of federally regulated CCR, legacy surface impoundments and CCR management units (CCRMU). The rule will require legacy surface impoundments and CCRMUs to meet certain existing regulatory requirements, including a requirement to initiate closure within 42 months after the effective date of the final rule for legacy surface impoundments and within 54 months after the effective date of the final rule for CCRMUs. The final rule also includes an option to defer closure of previously closed units where certain criteria have been met. The EPA is also finalizing an alternative provision for closure by removal. The ultimate impact of the final rule cannot be determined at this time; however, it may result in significant compliance costs.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Greenhouse Gases
On April 25, 2024, the EPA released pre-publication copies of the final GHG rules for existing fossil fuel-fired steam electric generating units and new fossil fuel-fired combustion turbines and combined cycle generation facilities, which will require GHG limits for subcategories of both new and existing units. The new rules do not include standards for existing fossil fuel-fired combustion turbines and combined cycle generation facilities, which will be deferred to a future rulemaking. Requirements for existing coal-fired units are based on technologies such as carbon capture and sequestration (CCS) and natural gas co-firing. States have 24 months after the rule's publication to submit state plans for existing units. The rule allows states to consider remaining useful life and other factors to specify alternative, unit-specific emissions limits and compliance timelines for existing units, as needed to address reliability and other concerns. Existing source compliance will begin as early as January 1, 2030, depending on the subcategory. The final rule incorporates some limited reliability mechanisms including a provision for short-term grid emergencies and a "reliability assurance mechanism" that allows for a one-time, up to one year, extension of existing coal unit retirement dates specified in an approved state plan. The standards for new combustion turbines include subcategories for low, intermediate, and base load operations. Compliance with new source standards begins when the unit comes online, with requirements for CCS beginning on January 1, 2032. The EPA also simultaneously repealed the Affordable Clean Energy rule. The ultimate impact of the final rules cannot be determined at this time; however, it may result in significant compliance costs.
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
The traditional electric operating companies are engaged in continuous construction programs to accommodate existing and estimated future loads on their respective systems. Major generation construction projects are subject to state PSC approval in order to be included in retail rates. See Note 2 to the financial statements in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements herein under "Georgia Power – Integrated Resource Plan" for information regarding Georgia Power's construction of three simple cycle combustion turbines at Plant Yates.
See Note (K) to the Condensed Financial Statements under "Southern Power" herein for information relating to Southern Power's construction of renewable energy facilities.
Southern Company Gas is engaged in various infrastructure improvement programs designed to update or expand the natural gas distribution systems of the natural gas distribution utilities to improve reliability and resiliency, reduce emissions, and meet operational flexibility and growth. The natural gas distribution utilities recover their investment and a return associated with these infrastructure programs through their regulated rates. See Note 2 to the financial statements under "Southern Company Gas" in Item 8 of the Form 10-K for additional information on Southern Company Gas' construction program.
See FINANCIAL CONDITION AND LIQUIDITY – "Cash Requirements" herein for additional information regarding the Registrants' capital requirements for their construction programs.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Income Tax Matters
See Note (G) to the Condensed Financial Statements herein and MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Income Tax Matters" in Item 7 of the Form 10-K for additional information.
Inflation Reduction Act
Alabama Power and Georgia Power have nuclear generating facilities that may qualify to generate and claim PTCs under the Inflation Reduction Act beginning in 2024, subject to the issuance of additional guidance by the U.S. Treasury Department and the Internal Revenue Service. The ultimate outcome of this matter cannot be determined at this time.
Georgia State Tax Legislation
On April 18, 2024, the State of Georgia enacted tax legislation that reduces the corporate income tax rate from 5.75% to 5.39% effective for the 2024 tax year. This legislation will reduce the amount of Southern Company's and certain subsidiaries' income tax expense in the State of Georgia, reduce existing state accumulated deferred tax liabilities, and increase regulatory liabilities at Georgia Power and Southern Company Gas. The impacted Registrants are still evaluating the impacts of this legislation, which is not expected to have a material impact on net income. The ultimate outcome of this matter cannot be determined at this time.
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
FINANCIAL CONDITION AND LIQUIDITY
Overview
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Overview" in Item 7 of the Form 10-K for additional information. The financial condition of each Registrant remained stable at March 31, 2024. The Registrants intend to continue to monitor their access to short-term and long-term capital markets as well as their bank credit arrangements to meet future capital and liquidity needs. See "Cash Requirements," "Sources of Capital," and "Financing Activities" herein for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
At the end of the first quarter 2024, the market price of Southern Company's common stock was $71.74 per share (based on the closing price as reported on the NYSE) and the book value was $29.19 per share, representing a market-to-book ratio of 246%, compared to $70.12, $28.83, and 243%, respectively, at the end of 2023. Southern Company's common stock dividend for the first quarter 2024 was $0.70 per share compared to $0.68 per share in the first quarter 2023.
Cash Requirements
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Cash Requirements" in Item 7 of the Form 10-K for a description of the Registrants' significant cash requirements.
The Registrants' significant cash requirements include estimated capital expenditures associated with their construction programs and, for the traditional electric operating companies, operating cash flows related to fuel cost under recovery. The fuel cost under recovery balances are primarily the result of higher than forecasted prices for natural gas and purchased power. See Note (B) to the Condensed Financial Statements herein for additional information.
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
See Note (B) to the Condensed Financial Statements under "Georgia Power – Integrated Resource Plan" herein for information regarding Georgia Power's 2023 IRP Update, which includes incremental cash requirements for capital expenditures through 2027 of approximately $700 million.
Southern Power's construction program includes the Millers Branch and South Cheyenne solar projects. The remaining aggregate construction costs for these projects are expected to be between $500 million and $620 million. The ultimate outcome of these matters cannot be determined at this time. See Note (K) to the Condensed Financial Statements under "Southern Power" herein for additional information.
Long-term debt maturities and the interest payable on long-term debt each represent a significant cash requirement for the Registrants. See "Financing Activities" herein for information on changes in the Registrants' long-term debt balances since December 31, 2023.
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
Southern Power utilizes tax equity partnerships as one of its financing sources, where the tax partner takes significantly all of the federal tax benefits. These tax equity partnerships are consolidated in Southern Power's financial statements and are accounted for using HLBV methodology to allocate partnership gains and losses. During the three months ended March 31, 2024, Southern Power's tax equity funding for existing tax equity partnerships was immaterial. See Note 1 to the financial statements under "General" in Item 8 of the Form 10-K for additional information.
By regulation, Nicor Gas is restricted, up to its retained earnings balance, in the amount it can dividend or loan to affiliates and is not permitted to make money pool loans to affiliates. At March 31, 2024, the amount of subsidiary retained earnings restricted to dividend totaled $1.9 billion. This restriction did not impact Southern Company Gas' ability to meet its cash obligations, nor does management expect such restriction to materially impact Southern Company Gas' ability to meet its currently anticipated cash obligations.
Certain Registrants' current liabilities frequently exceed their current assets because of long-term debt maturities and the periodic use of short-term debt as a funding source, as well as significant seasonal fluctuations in cash needs. The Registrants generally plan to refinance long-term debt as it matures. The following table shows the amount by which current liabilities exceeded current assets at March 31, 2024 for the applicable Registrants:

At March 31, 2024	Southern Company	Mississippi Power	Southern Company Gas
	(in millions)
Current liabilities in excess of current assets	$915	$115	$51
The Registrants believe the need for working capital can be adequately met by utilizing operating cash flows, as well as commercial paper, lines of credit, and short-term bank notes, as market conditions permit. In addition, under certain circumstances, the Subsidiary Registrants may utilize equity contributions and/or loans from Southern Company.
Bank Credit Arrangements
At March 31, 2024, the Registrants' unused committed credit arrangements with banks were as follows:

At March 31, 2024	Southern Company parent	Alabama Power	Georgia Power	Mississippi Power	Southern Power(a)	Southern Company Gas(b)	SEGCO	Southern Company
	(in millions)
Unused committed credit	$1,998	$1,350	$1,726	$275	$600	$1,598	$30	$7,577
(a)At March 31, 2024, Southern Power also had two continuing letters of credit facilities for standby letters of credit, of which $15 million was unused. Southern Power's subsidiaries are not parties to its bank credit arrangements or letter of credit facilities.
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
A portion of the unused credit with banks is allocated to provide liquidity support to certain revenue bonds of the traditional electric operating companies and the commercial paper programs of the Registrants, Nicor Gas, and SEGCO. At March 31, 2024, outstanding variable rate demand revenue bonds of the traditional electric operating companies with allocated liquidity support totaled approximately $1.7 billion (comprised of approximately $796

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
million at Alabama Power, $819 million at Georgia Power, and $69 million at Mississippi Power). In addition, at March 31, 2024, Alabama Power and Georgia Power had approximately $120 million and $155 million, respectively, of fixed rate revenue bonds outstanding that are required to be remarketed within the next 12 months. Alabama Power's $120 million of fixed rate revenue bonds are classified as securities due within one year on its balance sheets as they are not covered by long-term committed credit. All other variable rate demand revenue bonds and fixed rate revenue bonds required to be remarketed within the next 12 months are classified as long-term debt on the balance sheets as a result of available long-term committed credit.
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

	Short-term Debt at March 31, 2024		Short-term Debt During the Period(*)
	Amount Outstanding	Weighted Average Interest Rate	Average Amount Outstanding	Weighted Average Interest Rate	Maximum Amount Outstanding
	(in millions)		(in millions)		(in millions)
Southern Company	$2,445	5.7%	$2,638	5.7%	$1,843
Alabama Power	105	5.4	77	5.4	210
Georgia Power	684	6.1	1,088	6.0	1,422
Mississippi Power	8	5.5	73	5.5	154
Southern Power	140	5.5	141	5.6	191
Southern Company Gas:
Southern Company Gas Capital	$101	5.5%	$45	5.5%	$152
Nicor Gas	233	5.5	272	5.5	397
Southern Company Gas Total	$334	5.5%	$317	5.5%
(*)Average and maximum amounts are based upon daily balances during the three-month period ended March 31, 2024.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Analysis of Cash Flows
Net cash flows provided from (used for) operating, investing, and financing activities for the three months ended March 31, 2024 and 2023 are presented in the following table:

Net cash provided from (used for):	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Three Months Ended March 31, 2024
Operating activities	$1,311	$248	$493	$(7)	$121	$598
Investing activities	(2,385)	(496)	(1,417)	(104)	(44)	(319)
Financing activities	985	175	904	111	(89)	(235)

Three Months Ended March 31, 2023
Operating activities	$844	$30	$(53)	$(3)	$135	$978
Investing activities	(2,118)	(509)	(1,117)	(117)	4	(379)
Financing activities	454	219	850	79	(146)	(593)
Fluctuations in cash flows from financing activities vary from year to year based on capital needs and the maturity or redemption of securities.
Southern Company
Net cash provided from operating activities increased $467 million for the three months ended March 31, 2024 as compared to the corresponding period in 2023 primarily due to the timing of vendor payments and increased fuel cost recovery at the traditional electric operating companies, partially offset by the timing of customer receivable collections and decreased natural gas cost recovery at the natural gas distribution utilities.
The net cash used for investing activities for the three months ended March 31, 2024 was primarily related to the Subsidiary Registrants' construction programs.
The net cash provided from financing activities for the three months ended March 31, 2024 was primarily related to net issuances of long-term debt, partially offset by common stock dividend payments.
Alabama Power
Net cash provided from operating activities increased $218 million for the three months ended March 31, 2024 as compared to the corresponding period in 2023 primarily due to an increase in retail revenues associated with customer bill credits in 2023 and timing of fuel stock purchases.
The net cash used for investing activities for the three months ended March 31, 2024 was primarily related to gross property additions.
The net cash provided from financing activities for the three months ended March 31, 2024 was primarily related to capital contributions from Southern Company, partially offset by the payment of common stock dividends.
Georgia Power
Net cash provided from operating activities increased $546 million for the three months ended March 31, 2024 as compared to the corresponding period in 2023 primarily due to increased fuel cost recovery and the timing of vendor payments, partially offset by the timing of customer receivable collections.
The net cash used for investing activities for the three months ended March 31, 2024 was primarily related to gross property additions.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
The net cash provided from financing activities for the three months ended March 31, 2024 was primarily related to the issuances of senior notes and capital contributions from Southern Company, partially offset by a net decrease in short-term borrowings and the payment of common stock dividends.
Mississippi Power
Net cash used for operating activities increased $4 million for the three months ended March 31, 2024 as compared to the corresponding period in 2023 primarily due to the timing of customer receivable collections, partially offset by the timing of vendor payments.
The net cash used for investing activities for the three months ended March 31, 2024 was primarily related to gross property additions.
The net cash provided from financing activities for the three months ended March 31, 2024 was primarily related to the issuances of senior notes, partially offset by common stock dividend payments.
Southern Power
Net cash provided from operating activities decreased $14 million for the three months ended March 31, 2024 as compared to the corresponding period in 2023 primarily due to the timing of customer receivable collections, partially offset by the timing of vendor payments.
The net cash used for investing activities for the three months ended March 31, 2024 was primarily related to ongoing construction activities. See Note (K) to the Condensed Financial Statements under "Southern Power" herein for additional information.
The net cash used for financing activities for the three months ended March 31, 2024 was primarily related to common stock dividend payments and net distributions to noncontrolling interests.
Southern Company Gas
Net cash provided from operating activities decreased $380 million for the three months ended March 31, 2024 as compared to the corresponding period in 2023 primarily due to the timing of customer receivable collections and lower natural gas cost recovery, partially offset by the timing of vendor payments.
The net cash used for investing activities for the three months ended March 31, 2024 was primarily related to construction of transportation and distribution assets recovered through base rates.
The net cash used for financing activities for the three months ended March 31, 2024 was primarily related to common stock dividend payments and a decrease in commercial paper borrowings.
Significant Balance Sheet Changes
Southern Company
Significant balance sheet changes for the three months ended March 31, 2024 included:
•an increase of $1.6 billion in long-term debt (including securities due within one year) primarily related to net issuances of senior notes;
•a decrease of $0.7 billion in accounts payable primarily related to the timing of vendor payments;
•an increase of $0.6 billion in total property, plant, and equipment primarily related to the Subsidiary Registrants' construction programs;
•a decrease of $0.5 billion in accrued compensation due to the timing of payments; and
•an increase of $0.4 billion in total stockholders' equity primarily related to net income, partially offset by common stock dividend payments.
See "Financing Activities" herein for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Alabama Power
Significant balance sheet changes for the three months ended March 31, 2024 included:
•an increase of $464 million in common stockholder's equity primarily due to capital contributions from Southern Company and net income, partially offset by dividends paid to Southern Company;
•a decrease of $304 million in other accounts payable primarily due to the timing of vendor payments;
•an increase of $154 million in accrued taxes primarily due to the timing of income tax payments;
•a decrease of $136 million in affiliated accounts payable primarily due to the timing of payments; and
•an increase of $95 million in total property, plant, and equipment primarily related to the construction of transmission and distribution facilities.
Georgia Power
Significant balance sheet changes for the three months ended March 31, 2024 included:
•an increase of $1.4 billion in long-term debt (including securities due within one year) primarily due to issuances of senior notes;
•an increase of $687 million in common stockholder's equity primarily due to capital contributions from Southern Company and net income, partially offset by dividends paid to Southern Company;
•a decrease of $645 million in notes payable primarily due to repayments of short-term bank debt;
•an increase of $481 million in total property, plant, and equipment primarily related to the construction of generation, transmission, and distribution facilities, including costs associated with Plant Vogtle Units 3 and 4; and
•a decrease of $282 million in accrued taxes primarily due to payments for municipal franchise fees and property taxes.
See "Financing Activities – Georgia Power" herein and Note (B) to the Condensed Financial Statements herein under "Georgia Power – Nuclear Construction" for additional information.
Mississippi Power
Significant balance sheet changes for the three months ended March 31, 2024 included:
•an increase of $149 million in long-term debt (including securities due within one year) primarily due to issuances of senior notes;
•a decrease of $59 million in accrued taxes primarily due to the payment of ad valorem taxes;
•an increase of $39 million in other accounts and notes receivable primarily related to timing on collections of contributions in aid of construction; and
•a decrease of $37 million in affiliated accounts payable primarily due to timing of payments.
See "Financing Activities – Mississippi Power" herein for additional information.
Southern Power
Significant balance sheet changes for the three months ended March 31, 2024 included:
•a decrease of $92 million in total property, plant, and equipment due to continued depreciation of assets, partially offset by an increase in CWIP primarily related to the construction of the Millers Branch and South Cheyenne solar facilities;
•a decrease of $55 million in total stockholders' equity primarily due to dividends paid to Southern Company;
•increases of $53 million in accumulated deferred income tax liabilities and $40 million in prepaid income taxes primarily related to the expected utilization of ITCs in 2024; and
•a decrease of $43 million in affiliated accounts payable due to the timing of vendor payments.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
See Note (K) to the Condensed Financial Statements herein for additional information.
Southern Company Gas
Significant balance sheet changes for the three months ended March 31, 2024 included:
•an increase of $271 million in common stockholder's equity related to net income, partially offset by dividends paid to Southern Company;
•a decrease of $210 million in natural gas for sale due to lower gas prices;
•an increase of $154 million in total property, plant, and equipment primarily related to the construction of transportation and distribution assets;
•a decrease of $116 million in other accounts payable due to seasonality and the timing of vendor payments; and
•a decrease of $81 million in notes payable due to a reduction in commercial paper borrowings.
Financing Activities
The following table outlines the Registrants' long-term debt financing activities for the first three months of 2024:

	Issuances and Reofferings		Maturities and Redemptions
Company	Senior Notes	Other Long- Term Debt	Senior Notes	Revenue Bonds	Other Long- Term Debt(a)
	(in millions)
Southern Company parent	$800	$—	$600	$—	$—
Alabama Power	—	2	—	21	1
Georgia Power	1,400	—	—	—	23
Mississippi Power	150	—	—	—	—
Southern Company Gas	—	6	—	—	—
Other(b)	—	—	—	—	12
Elimination(c)	—	—	—	—	(1)
Southern Company	$2,350	$8	$600	$21	$35
(a)Includes reductions in finance lease obligations resulting from cash payments under finance leases and, for Georgia Power, principal amortization payments totaling $21 million for FFB borrowings. See Note 8 to the financial statements under "Long-term Debt – DOE Loan Guarantee Borrowings" in Item 8 of the Form 10-K for additional information.
(b)Includes repayment by SEGCO of $10 million of its $100 million principal amount long-term bank loan due November 15, 2024, which is guaranteed by Alabama Power. See Note 3 to the financial statements under "Guarantees" in Item 8 of the Form 10-K for additional information.
(c)Represents reductions in affiliate finance lease obligations at Georgia Power, which are eliminated in Southern Company's consolidated financial statements.
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
Southern Company
During the first three months of 2024, Southern Company issued approximately 2.6 million shares of common stock primarily through employee equity compensation plans.
In February 2024, Southern Company issued an additional $400 million aggregate principal amount of its Series 2023D 5.50% Senior Notes due March 15, 2029 (Series 2023D Senior Notes) and an additional $400 million

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
aggregate principal amount of its Series 2023E 5.70% Senior Notes due March 15, 2034 (Series 2023E Senior Notes). Upon these issuances, the aggregate principal amount of outstanding Series 2023D Senior Notes and Series 2023E Senior Notes was $1.0 billion and $1.1 billion, respectively.
Also in February 2024, Southern Company borrowed $300 million pursuant to a short-term uncommitted bank credit arrangement, which was repaid in March 2024.
Also in February 2024, Southern Company repaid at maturity $600 million aggregate principal amount of its Series 2021A 0.60% Senior Notes.
Alabama Power
In January 2024, Alabama Power repaid at maturity its obligations with respect to approximately $21 million aggregate principal amount of The Industrial Development Board of the Town of Wilsonville (Alabama) Pollution Control Revenue Bonds (Alabama Power Company Gaston Plant Project), Series D.
Georgia Power
In January 2024, Georgia Power borrowed an additional $150 million pursuant to a short-term uncommitted bank credit arrangement. In February 2024, Georgia Power repaid the aggregate $250 million outstanding.
Also in February 2024, Georgia Power issued $500 million aggregate principal amount of Series 2024A 5.004% Senior Notes due February 23, 2027 and $900 million aggregate principal amount of Series 2024B 5.250% Senior Notes due March 15, 2034.
Mississippi Power
In March 2024, Mississippi Power issued in a private placement $100 million aggregate principal amount of Series 2024A 5.62% Senior Notes due March 15, 2034 and $50 million aggregate principal amount of Series 2024B 5.72% Senior Notes due March 15, 2036. Pursuant to the same agreement, Mississippi Power agreed to issue in a private placement in June 2024 $100 million aggregate principal amount of Series 2024C 5.91% Senior Notes due June 15, 2054.
Southern Company Gas
During the first three months of 2024, Southern Company Gas received cash advances totaling $6 million under a long-term financing agreement related to a construction contract.
Credit Rating Risk
At March 31, 2024, the Registrants did not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade.
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

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
The maximum potential collateral requirements under these contracts at March 31, 2024 were as follows:

Credit Ratings	Southern Company(*)	Alabama Power	Georgia Power	Mississippi Power	Southern Power(*)	Southern Company Gas
	(in millions)
At BBB and/or Baa2	$33	$1	$—	$—	$32	$—
At BBB- and/or Baa3	462	2	60	1	400	—
At BB+ and/or Ba1 or below	2,126	404	939	316	1,326	21
(*)Southern Power has PPAs that could require collateral, but not accelerated payment, in the event of a downgrade of Southern Power's credit. The PPAs require credit assurances without stating a specific credit rating. The amount of collateral required would depend upon actual losses resulting from a credit downgrade. Southern Power had $106 million of cash collateral posted related to PPA requirements at March 31, 2024.
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

    Table of Contents                                Index to Financial Statements
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
During the three months ended March 31, 2024, there were no material changes to Southern Company's, Alabama Power's, Georgia Power's, Mississippi Power's, Southern Power's, or Southern Company Gas' disclosures about market risk. For an in-depth discussion of each Registrant's market risks, see MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Market Price Risk" in Item 7 of the Form 10-K and Note 1 to the financial statements under "Financial Instruments" and Notes 13 and 14 to the financial statements in Item 8 of the Form 10-K, as well as Notes (I) and (J) to the Condensed Financial Statements herein.
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
There have been no changes in Southern Company's, Alabama Power's, Georgia Power's, Mississippi Power's, Southern Power's, or Southern Company Gas' internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the first quarter 2024 that have materially affected or are reasonably likely to materially affect Southern Company's, Alabama Power's, Georgia Power's, Mississippi Power's, Southern Power's, or Southern Company Gas' internal control over financial reporting.

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
Item 5. Other Information.
The following table reports information regarding the adoption of "Rule 10b5-1 trading arrangements" or "non-Rule 10b5-1 trading arrangements," as defined in Item 408(a) of Regulation S-K, during the three months ended March 31, 2024 for Southern Company's directors and "officers," as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended. There were no modifications or terminations of such trading arrangements during the three months ended March 31, 2024. Unless otherwise indicated, each trading arrangement listed below is a "Rule 10b5-1 trading arrangement," provides for the sale of shares of Southern Company’s common stock, commences no earlier than the 120th day after the "Date of Adoption" listed below, and terminates upon the earlier of the "Expiration Date" listed below or the completion of all sales. The Subsidiary Registrants had no reportable trading arrangements for the three months ended March 31, 2024.

Name	Title	Date of Adoption	Expiration Date	Aggregate Number of Shares Covered
Christopher Cummiskey	Executive Vice President	February 26, 2024	February 3, 2026	3,248(1)
Sloane N. Drake	Executive Vice President and Chief Human Resources Officer	March 4, 2024	July 1, 2025	12,000
Sterling A. Spainhour	Executive Vice President and Chief Legal Officer	March 6, 2024	September 5, 2025	5,553
Anthony L. Wilson	Chairman, President, and Chief Executive Officer of Mississippi Power	March 6, 2024	July 7, 2025	6,900
(1)Includes shares underlying equity awards subject to accrual of dividend-equivalent rights. Accordingly, the total number of shares ultimately available for sale could be more than the amount shown. The amount shown is based on the dividend-equivalent rights accrued as of the date of adoption.
Item 6. Exhibits.
The exhibits below with an asterisk (*) preceding the exhibit number are filed herewith. The remaining exhibits have previously been filed with the SEC and are incorporated herein by reference. The exhibits marked with a pound sign (#) are management contracts or compensatory plans or arrangements.

(4) Instruments Describing Rights of Security Holders, Including Indentures

Georgia Power

(c)1
Sixty-Ninth Supplemental Indenture to Senior Note Indenture dated as of February 23, 2024 providing for the issuance of the Series 2024A 5.004% Senior Notes due February 23, 2027.(Designated in Form 8-K dated February 20, 2024, File No. 1-6468 as Exhibit 4.2(a).)

(c)2
Seventieth Supplemental Indenture to Senior Note Indenture dated as of February 23, 2024 providing for the issuance of the Series 2024B 5.250% Senior Notes due March 15, 2034.(Designated in Form 8-K dated February 20, 2024, File No. 1-6468 as Exhibit 4.2(b).)

    Table of Contents                                Index to Financial Statements

Mississippi Power

*	(d)1		Third Supplemental Indenture to Senior Note Indenture dated as of March 27, 2024, providing for the issuance of the Series 2024A 5.62% Senior Notes due March 15, 2034.

*	(d)2		Fourth Supplemental Indenture to Senior Note Indenture dated as of March 27, 2024, providing for the issuance of the Series 2024B 5.72% Senior Notes due March 15, 2036.

(24) Power of Attorney and Resolutions

Southern Company

	(a)	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2023, File No. 1-3526 as Exhibit 24(a)1.)

Alabama Power

	(b)	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2023, File No. 1-3164 as Exhibit 24(b)1.)

Georgia Power

	(c)	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2023, File No. 1-6468 as Exhibit 24(c)1.)

Mississippi Power

	(d)	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2023, File No. 001-11229 as Exhibit 24(d)1.)

Southern Power

	(e)	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2023, File No. 001-37803 as Exhibit 24(e)1.)

Southern Company Gas

	(f)	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2023, File No. 1-14174 as Exhibit 24(f)1.)

(31) Section 302 Certifications

Southern Company

*	(a)1	-	Certificate of Southern Company's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(a)2	-	Certificate of Southern Company's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Alabama Power

*	(b)1	-	Certificate of Alabama Power's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(b)2	-	Certificate of Alabama Power's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Georgia Power

*	(c)1	-	Certificate of Georgia Power's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(c)2	-	Certificate of Georgia Power's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Mississippi Power

*	(d)1	-	Certificate of Mississippi Power's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

    Table of Contents                                Index to Financial Statements

*	(d)2	-	Certificate of Mississippi Power's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Southern Power

*	(e)1	-	Certificate of Southern Power Company's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(e)2	-	Certificate of Southern Power Company's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Southern Company Gas

*	(f)1	-	Certificate of Southern Company Gas' Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(f)2	-	Certificate of Southern Company Gas' Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(32) Section 906 Certifications

Southern Company

*	(a)	-	Certificate of Southern Company's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Alabama Power

*	(b)	-	Certificate of Alabama Power's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Georgia Power

*	(c)	-	Certificate of Georgia Power's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Mississippi Power

*	(d)	-	Certificate of Mississippi Power's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Southern Power

*	(e)	-	Certificate of Southern Power Company's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Southern Company Gas

*	(f)	-	Certificate of Southern Company Gas' Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

(101) Interactive Data Files

*	INS	-	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
*	SCH	-	Inline XBRL Taxonomy Extension Schema Document
*	CAL	-	Inline XBRL Taxonomy Calculation Linkbase Document
*	DEF	-	Inline XBRL Definition Linkbase Document
*	LAB	-	Inline XBRL Taxonomy Label Linkbase Document
*	PRE	-	Inline XBRL Taxonomy Presentation Linkbase Document

(104) Cover Page Interactive Data File
*			Formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.

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
Date: May 1, 2024

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
Date: May 1, 2024

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
Date: May 1, 2024

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
Date: May 1, 2024

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
Date: May 1, 2024

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
Date: May 1, 2024