Form 10-Q
period 2024-06-30
SOUTHERN CO; GEORGIA POWER CO; SOUTHERN POWER CO; SOUTHERN CO GAS; ALABAMA POWER CO; MISSISSIPPI POWER CO
filed 2024-08-01
CIK 92122, 41091, 1160661, 1004155, 3153, 66904

    Table of Contents                                Index to Financial Statements
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR
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

Registrant	Description of Common Stock	Shares Outstanding at June 30, 2024
The Southern Company	Par Value $5 Per Share	1,094,565,737
Alabama Power Company	Par Value $40 Per Share	30,537,500
Georgia Power Company	Without Par Value	9,261,500
Mississippi Power Company	Without Par Value	1,121,000
Southern Power Company	Par Value $0.01 Per Share	1,000
Southern Company Gas	Par Value $0.01 Per Share	100
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
Prudency Stipulation
Stipulation among Georgia Power, the staff of the Georgia PSC, and certain intervenors modifying Georgia Power's August 2023 application to adjust retail rates to include reasonable and prudent Plant Vogtle Units 3 and 4 costs and approved by the Georgia PSC in December 2023

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
•global and U.S. economic conditions, including impacts from geopolitical conflicts, recession, inflation, tariffs, interest rate fluctuations, and financial market conditions, and the results of financing efforts;
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

    Table of Contents                                Index to Financial Statements
PART I
Item 1. Financial Statements (Unaudited).

    Table of Contents                                Index to Financial Statements

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)		(in millions)
Operating Revenues:
Retail electric revenues	$4,486	$3,859	$8,427	$7,458
Wholesale electric revenues	627	605	1,198	1,203
Other electric revenues	210	209	409	399
Natural gas revenues (includes alternative revenue programs of $11, $—, $45, and $11, respectively)	831	852	2,538	2,728
Other revenues	309	223	537	440
Total operating revenues	6,463	5,748	13,109	12,228
Operating Expenses:
Fuel	1,032	959	2,028	2,009
Purchased power	222	231	420	473
Cost of natural gas	149	199	754	1,097
Cost of other sales	167	128	298	255
Other operations and maintenance	1,409	1,489	2,881	2,929
Depreciation and amortization	1,182	1,112	2,327	2,222
Taxes other than income taxes	384	340	780	734
Estimated loss on Plant Vogtle Units 3 and 4	(21)	—	(21)	—
Total operating expenses	4,524	4,458	9,467	9,719
Operating Income	1,939	1,290	3,642	2,509
Other Income and (Expense):
Allowance for equity funds used during construction	51	70	109	135
Earnings from equity method investments	31	29	77	78
Interest expense, net of amounts capitalized	(694)	(610)	(1,358)	(1,192)
Other income (expense), net	151	142	302	286
Total other income and (expense)	(461)	(369)	(870)	(693)
Earnings Before Income Taxes	1,478	921	2,772	1,816
Income taxes	290	98	513	194
Consolidated Net Income	1,188	823	2,259	1,622
Net loss attributable to noncontrolling interests	(15)	(15)	(73)	(78)
Consolidated Net Income Attributable to Southern Company	$1,203	$838	$2,332	$1,700
Common Stock Data:
Earnings per share -
Basic	$1.10	$0.77	$2.13	$1.56
Diluted	$1.09	$0.76	$2.12	$1.55
Average number of shares of common stock outstanding (in millions)
Basic	1,096	1,092	1,095	1,092
Diluted	1,102	1,098	1,101	1,098
The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)		(in millions)
Consolidated Net Income	$1,188	$823	$2,259	$1,622
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $(1), $9, $(1), and $(14), respectively	(5)	28	(4)	(36)
Reclassification adjustment for amounts included in net income, net of tax of $5, $6, $17, and $13, respectively	15	15	47	34
Pension and other postretirement benefit plans:
Benefit plan net gain (loss), net of tax of $—, $—, $1, and $—, respectively	—	—	3	—
Total other comprehensive income (loss)	10	43	46	(2)
Comprehensive Income	1,198	866	2,305	1,620
Comprehensive loss attributable to noncontrolling interests	(15)	(15)	(73)	(78)
Consolidated Comprehensive Income Attributable to Southern Company	$1,213	$881	$2,378	$1,698
The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2024	2023
	(in millions)
Operating Activities:
Consolidated net income	$2,259	$1,622
Adjustments to reconcile consolidated net income to net cash provided from operating activities —
Depreciation and amortization, total	2,572	2,436
Deferred income taxes	243	(34)
Utilization of federal tax credits	4	110
Allowance for equity funds used during construction	(109)	(135)
Pension, postretirement, and other employee benefits	(232)	(245)
Settlement of asset retirement obligations	(267)	(276)
Stock based compensation expense	97	111
Estimated loss on Plant Vogtle Units 3 and 4	(21)	—
Retail fuel cost under recovery – long-term	—	108
Other, net	(95)	(24)
Changes in certain current assets and liabilities —
-Receivables	(284)	758
-Retail fuel cost under recovery	421	(67)
-Prepayments	(49)	(64)
-Fossil fuel for generation	8	(308)
-Materials and supplies	(139)	(202)
-Natural gas for sale, net of temporary LIFO liquidation	188	196
-Natural gas cost under recovery	—	108
-Other current assets	(94)	40
-Accounts payable	(247)	(997)
-Accrued compensation	(372)	(378)
-Customer refunds	(26)	(121)
-Natural gas cost over recovery	(43)	161
-Other current liabilities	185	101
Net cash provided from operating activities	3,999	2,900
Investing Activities:
Property additions	(3,895)	(3,898)
Nuclear decommissioning trust fund purchases	(739)	(726)
Nuclear decommissioning trust fund sales	738	720
Proceeds from dispositions	345	126
Cost of removal, net of salvage	(282)	(270)
Change in construction payables, net	(217)	(140)
Other investing activities	(172)	(100)
Net cash used for investing activities	(4,222)	(4,288)
Financing Activities:
Decrease in notes payable, net	(1,125)	(375)
Proceeds —
Long-term debt	3,963	5,541
Short-term borrowings	700	250
Common stock	84	22
Redemptions and repurchases —
Long-term debt	(880)	(1,300)
Short-term borrowings	(550)	(850)
Payment of common stock dividends	(1,487)	(1,506)
Other financing activities	(192)	(187)
Net cash provided from financing activities	513	1,595
Net Change in Cash, Cash Equivalents, and Restricted Cash	290	207
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	921	2,037
Cash, Cash Equivalents, and Restricted Cash at End of Period	$1,211	$2,244
Supplemental Cash Flow Information:
Cash paid (received) during the period for —
Interest (net of $52 and $66 capitalized for 2024 and 2023, respectively)	$1,235	$1,043
Income taxes, net	62	(40)
Noncash transactions —
Accrued property additions at end of period	805	810
Right-of-use assets obtained under operating leases	98	44
Right-of-use assets obtained under finance leases	—	1
Reassessment of right-of-use assets under operating leases	(7)	—
Issuance of common stock under dividend reinvestment plan	67	—
The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Assets	At June 30, 2024	At December 31, 2023
	(in millions)
Current Assets:
Cash and cash equivalents	$1,152	$748
Receivables —
Customer accounts	2,239	2,030
Unbilled revenues	876	786
Under recovered fuel clause revenues	689	696
Other accounts and notes	549	519
Accumulated provision for uncollectible accounts	(77)	(68)
Materials and supplies	2,129	1,989
Fossil fuel for generation	935	943
Natural gas for sale	223	420
Prepaid expenses	422	406
Regulatory assets – asset retirement obligations	351	274
Other regulatory assets	980	1,120
Other current assets	525	569
Total current assets	10,993	10,432
Property, Plant, and Equipment:
In service	134,354	128,428
Less: Accumulated depreciation	38,995	37,725
Plant in service, net of depreciation	95,359	90,703
Other utility plant, net	450	499
Nuclear fuel, at amortized cost	848	858
Construction work in progress	5,231	7,784
Total property, plant, and equipment	101,888	99,844
Other Property and Investments:
Goodwill	5,161	5,161
Nuclear decommissioning trusts, at fair value	2,549	2,424
Equity investments in unconsolidated subsidiaries	1,385	1,368
Other intangible assets, net of amortization of $394 and $376, respectively	350	368
Miscellaneous property and investments	684	665
Total other property and investments	10,129	9,986
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	1,430	1,432
Deferred charges related to income taxes	874	886
Prepaid pension costs	2,279	2,079
Unamortized loss on reacquired debt	212	220
Deferred under recovered fuel clause revenues	950	1,261
Regulatory assets – asset retirement obligations, deferred	5,380	5,459
Other regulatory assets, deferred	6,353	6,264
Other deferred charges and assets	1,449	1,468
Total deferred charges and other assets	18,927	19,069
Total Assets	$141,937	$139,331
The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholders' Equity	At June 30, 2024	At December 31, 2023
	(in millions)
Current Liabilities:
Securities due within one year	$2,800	$2,476
Notes payable	1,334	2,314
Accounts payable	2,445	2,898
Customer deposits	466	503
Accrued taxes —
Accrued income taxes	49	8
Other accrued taxes	722	860
Accrued interest	702	652
Accrued compensation	746	1,151
Asset retirement obligations	756	744
Liabilities from risk management activities, net of collateral	238	294
Operating lease obligations	193	183
Natural gas cost over recovery	171	214
Other regulatory liabilities	135	141
Other current liabilities	1,271	1,029
Total current liabilities	12,028	13,467
Long-term Debt	59,883	57,210
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	11,339	10,990
Deferred credits related to income taxes	4,645	4,674
Accumulated deferred ITCs	2,026	2,067
Employee benefit obligations	1,109	1,115
Operating lease obligations, deferred	1,309	1,307
Asset retirement obligations, deferred	9,615	9,573
Other cost of removal obligations	1,994	1,957
Other regulatory liabilities, deferred	718	715
Other deferred credits and liabilities	1,160	1,031
Total deferred credits and other liabilities	33,915	33,429
Total Liabilities	105,826	104,106
Total Stockholders' Equity (See accompanying statements)	36,111	35,225
Total Liabilities and Stockholders' Equity	$141,937	$139,331
The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

	Southern Company Common Stockholders' Equity
	Number of Common Shares		Common Stock				Accumulated Other Comprehensive Income (Loss)
	Issued	Treasury	Par Value	Paid-In Capital	Treasury	Retained Earnings		Noncontrolling Interests	Total
	(in millions)
Balance at December 31, 2022	1,090	(1)	$5,417	$13,673	$(53)	$11,538	$(167)	$4,124	$34,532
Consolidated net income (loss)	—	—	—	—	—	862	—	(63)	799
Other comprehensive income (loss)	—	—	—	—	—	—	(44)	—	(44)
Stock issued	2	—	4	11	—	—	—	—	15
Stock-based compensation	—	—	—	29	—	—	—	—	29
Cash dividends of $0.68 per share	—	—	—	—	—	(742)	—	—	(742)
Capital contributions from noncontrolling interests	—	—	—	—	—	—	—	21	21
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(48)	(48)
Other	—	—	—	2	(2)	—	—	—	—
Balance at March 31, 2023	1,092	(1)	5,421	13,715	(55)	11,658	(211)	4,034	34,562
Consolidated net income (loss)	—	—	—	—	—	838	—	(15)	823
Other comprehensive income	—	—	—	—	—	—	43	—	43
Stock issued	—	—	1	6	—	—	—	—	7
Stock-based compensation	—	—	—	19	—	—	—	—	19
Cash dividends of $0.70 per share	—	—	—	—	—	(764)	—	—	(764)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(42)	(42)
Other	—	—	—	2	(1)	—	—	(1)	—
Balance at June 30, 2023	1,092	(1)	$5,422	$13,742	$(56)	$11,732	$(168)	$3,976	$34,648

Balance at December 31, 2023	1,092	(1)	$5,423	$13,775	$(59)	$12,482	$(177)	$3,781	$35,225
Consolidated net income (loss)	—	—	—	—	—	1,129	—	(58)	1,071
Other comprehensive income	—	—	—	—	—	—	37	—	37
Stock issued	3	—	8	53	—	—	—	—	61
Stock-based compensation	—	—	—	8	—	—	—	—	8
Dividends of $0.70 per share	—	—	—	—	—	(766)	—	—	(766)
Capital contributions from noncontrolling interests	—	—	—	—	—	—	—	9	9
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(38)	(38)
Other	—	—	—	10	(2)	(1)	—	—	7
Balance at March 31, 2024	1,095	(1)	5,431	13,846	(61)	12,844	(140)	3,694	35,614
Consolidated net income (loss)	—	—	—	—	—	1,203	—	(15)	1,188
Other comprehensive income	—	—	—	—	—	—	10	—	10
Stock issued	1	—	5	85	—	—	—	—	90
Stock-based compensation	—	—	—	13	—	—	—	—	13
Dividends of $0.72 per share	—	—	—	—	—	(788)	—	—	(788)
Capital contributions from noncontrolling interests	—	—	—	—	—	—	—	2	2
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(19)	(19)
Other	—	—	—	3	(2)	—	—	—	1
Balance at June 30, 2024	1,096	(1)	$5,436	$13,947	$(63)	$13,259	$(130)	$3,662	$36,111

The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements

ALABAMA POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)		(in millions)
Operating Revenues:
Retail revenues	$1,647	$1,467	$3,213	$2,848
Wholesale revenues, non-affiliates	84	112	169	252
Wholesale revenues, affiliates	27	10	68	29
Other revenues	115	100	214	207
Total operating revenues	1,873	1,689	3,664	3,336
Operating Expenses:
Fuel	335	303	666	611
Purchased power, non-affiliates	47	54	99	155
Purchased power, affiliates	44	54	87	113
Other operations and maintenance	429	440	840	862
Depreciation and amortization	364	349	725	694
Taxes other than income taxes	118	107	238	223
Total operating expenses	1,337	1,307	2,655	2,658
Operating Income	536	382	1,009	678
Other Income and (Expense):
Allowance for equity funds used during construction	12	21	26	42
Interest expense, net of amounts capitalized	(114)	(105)	(224)	(208)
Other income (expense), net	37	39	78	79
Total other income and (expense)	(65)	(45)	(120)	(87)
Earnings Before Income Taxes	471	337	889	591
Income taxes	102	25	187	23
Net Income	$369	$312	$702	$568
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)		(in millions)
Net Income	$369	$312	$702	$568
Other comprehensive income:
Qualifying hedges:
Reclassification adjustment for amounts included in net income, net of tax of $—, $—, $—, and $—, respectively	1	—	1	1
Total other comprehensive income	1	—	1	1
Comprehensive Income	$370	$312	$703	$569
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
ALABAMA POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2024	2023
	(in millions)
Operating Activities:
Net income	$702	$568
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	796	770
Deferred income taxes	(40)	(142)
Pension, postretirement, and other employee benefits	(93)	(91)
Settlement of asset retirement obligations	(117)	(116)
Retail fuel cost under recovery – long-term	—	236
Other, net	(21)	(60)
Changes in certain current assets and liabilities —
-Receivables	(80)	16
-Fossil fuel stock	9	(117)
-Prepayments	(70)	(61)
-Retail fuel cost under recovery	131	(44)
-Other current assets	(47)	(68)
-Accounts payable	(331)	(363)
-Accrued taxes	96	183
-Accrued compensation	(68)	(76)
-Other current liabilities	10	21
Net cash provided from operating activities	877	656
Investing Activities:
Property additions	(829)	(865)
Nuclear decommissioning trust fund purchases	(328)	(150)
Nuclear decommissioning trust fund sales	328	150
Cost of removal, net of salvage	(77)	(83)
Change in construction payables	(36)	(79)
Other investing activities	(9)	16
Net cash used for investing activities	(951)	(1,011)
Financing Activities:
Increase in notes payable, net	40	—
Proceeds —
Senior notes	—	200
Short-term borrowings	50	—
Other long-term debt	4	17
Redemptions — Revenue bonds	(21)	—
Capital contributions from parent company	474	352
Payment of common stock dividends	(591)	(571)
Other financing activities	(2)	(9)
Net cash used for financing activities	(46)	(11)
Net Change in Cash, Cash Equivalents, and Restricted Cash	(120)	(366)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	409	687
Cash, Cash Equivalents, and Restricted Cash at End of Period	$289	$321
Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $8 and $13 capitalized for 2024 and 2023, respectively)	$213	$192
Income taxes, net	208	52
Noncash transactions —
Accrued property additions at end of period	101	103
Right-of-use assets obtained under operating leases	10	21
Right-of-use assets obtained under finance leases	—	1
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
ALABAMA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Assets	At June 30, 2024	At December 31, 2023
	(in millions)
Current Assets:
Cash and cash equivalents	$287	$324
Receivables —
Customer accounts	570	513
Unbilled revenues	225	191
Affiliated	72	72
Other accounts and notes	91	109
Accumulated provision for uncollectible accounts	(19)	(16)
Fossil fuel stock	385	394
Materials and supplies	693	655
Prepaid expenses	126	62
Regulatory assets – under recovered retail fuel clause revenues	115	246
Other regulatory assets	374	385
Other current assets	60	142
Total current assets	2,979	3,077
Property, Plant, and Equipment:
In service	36,174	35,429
Less: Accumulated provision for depreciation	11,544	11,131
Plant in service, net of depreciation	24,630	24,298
Other utility plant, net	450	499
Nuclear fuel, at amortized cost	256	253
Construction work in progress	1,011	1,095
Total property, plant, and equipment	26,347	26,145
Other Property and Investments:
Nuclear decommissioning trusts, at fair value	1,341	1,261
Equity investments in unconsolidated subsidiaries	49	52
Miscellaneous property and investments	158	155
Total other property and investments	1,548	1,468
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	90	87
Deferred charges related to income taxes	262	262
Prepaid pension and other postretirement benefit costs	723	659
Regulatory assets – asset retirement obligations	1,778	1,810
Other regulatory assets, deferred	1,874	1,858
Other deferred charges and assets	439	414
Total deferred charges and other assets	5,166	5,090
Total Assets	$36,040	$35,780
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
ALABAMA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholder's Equity	At June 30, 2024	At December 31, 2023
	(in millions)
Current Liabilities:
Securities due within one year	$656	$223
Notes payable	130	40
Accounts payable —
Affiliated	254	330
Other	350	630
Customer deposits	110	105
Accrued taxes	141	51
Accrued interest	124	122
Accrued compensation	159	222
Asset retirement obligations	355	346
Other regulatory liabilities	38	44
Other current liabilities	194	191
Total current liabilities	2,511	2,304
Long-term Debt	10,513	10,960
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	4,191	4,170
Deferred credits related to income taxes	1,444	1,506
Accumulated deferred ITCs	71	74
Employee benefit obligations	153	155
Operating lease obligations	82	81
Asset retirement obligations, deferred	3,763	3,812
Other regulatory liabilities, deferred	275	291
Other deferred credits and liabilities	116	94
Total deferred credits and other liabilities	10,095	10,183
Total Liabilities	23,119	23,447
Common Stockholder's Equity (See accompanying statements)	12,921	12,333
Total Liabilities and Stockholder's Equity	$36,040	$35,780
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
ALABAMA POWER COMPANY
CONDENSED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY (UNAUDITED)

	Number of Common Shares Issued	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balance at December 31, 2022	31	$1,222	$6,710	$3,764	$(9)	$11,687
Net income	—	—	—	255	—	255
Capital contributions from parent company	—	—	330	—	—	330
Cash dividends on common stock	—	—	—	(285)	—	(285)
Balance at March 31, 2023	31	1,222	7,040	3,734	(9)	11,987
Net income	—	—	—	312	—	312
Capital contributions from parent company	—	—	29	—	—	29
Cash dividends on common stock	—	—	—	(286)	—	(286)
Balance at June 30, 2023	31	$1,222	$7,069	$3,760	$(9)	$12,042

Balance at December 31, 2023	31	$1,222	$7,125	$3,993	$(7)	$12,333
Net income	—	—	—	333	—	333
Capital contributions from parent company	—	—	427	—	—	427
Cash dividends on common stock	—	—	—	(295)	—	(295)
Other	—	—	—	(1)	—	(1)
Balance at March 31, 2024	31	1,222	7,552	4,030	(7)	12,797
Net income	—	—	—	369	—	369
Capital contributions from parent company	—	—	50	—	—	50
Other comprehensive income	—	—	—	—	1	1
Cash dividends on common stock	—	—	—	(296)	—	(296)
Balance at June 30, 2024	31	$1,222	$7,602	$4,103	$(6)	$12,921
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements

GEORGIA POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)		(in millions)
Operating Revenues:
Retail revenues	$2,597	$2,165	$4,752	$4,146
Wholesale revenues	63	47	120	78
Other revenues	215	179	401	343
Total operating revenues	2,875	2,391	5,273	4,567
Operating Expenses:
Fuel	441	414	830	816
Purchased power, non-affiliates	151	142	291	266
Purchased power, affiliates	182	152	363	358
Other operations and maintenance	459	496	974	991
Depreciation and amortization	447	411	872	819
Taxes other than income taxes	164	132	311	263
Estimated loss on Plant Vogtle Units 3 and 4	(21)	—	(21)	—
Total operating expenses	1,823	1,747	3,620	3,513
Operating Income	1,052	644	1,653	1,054
Other Income and (Expense):
Allowance for equity funds used during construction	33	43	72	83
Interest expense, net of amounts capitalized	(185)	(160)	(359)	(306)
Other income (expense), net	54	36	104	80
Total other income and (expense)	(98)	(81)	(183)	(143)
Earnings Before Income Taxes	954	563	1,470	911
Income taxes	192	92	271	144
Net Income	$762	$471	$1,199	$767
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)		(in millions)
Net Income	$762	$471	$1,199	$767
Other comprehensive income:
Qualifying hedges:
Changes in fair value, net of tax of $—, $(1), $4, and $(1), respectively	—	—	12	(1)
Reclassification adjustment for amounts included in net income, net of tax of $—, $—, $1, and $1, respectively	1	1	2	2
Total other comprehensive income	1	1	14	1
Comprehensive Income	$763	$472	$1,213	$768
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
GEORGIA POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2024	2023
	(in millions)
Operating Activities:
Net income	$1,199	$767
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	1,020	919
Deferred income taxes	77	86
Allowance for equity funds used during construction	(72)	(83)
Pension, postretirement, and other employee benefits	(118)	(136)
Settlement of asset retirement obligations	(130)	(141)
Retail fuel cost under recovery – long-term	—	(128)
Estimated loss on Plant Vogtle Units 3 and 4	(21)	—
Other, net	(131)	(18)
Changes in certain current assets and liabilities —
-Receivables	(431)	(35)
-Retail fuel cost under recovery	283	—
-Fossil fuel stock	21	(166)
-Materials and supplies	(54)	(103)
-Other current assets	11	34
-Accounts payable	29	(151)
-Accrued taxes	(46)	(109)
-Accrued compensation	(54)	(72)
-Customer refunds	(5)	(121)
-Other current liabilities	102	33
Net cash provided from operating activities	1,680	576
Investing Activities:
Property additions	(2,113)	(2,047)
Nuclear decommissioning trust fund purchases	(411)	(576)
Nuclear decommissioning trust fund sales	411	570
Cost of removal, net of salvage	(146)	(127)
Change in construction payables, net of joint owner portion	(192)	(75)
Payments pursuant to LTSAs	(63)	(40)
Proceeds from dispositions	342	56
Other investing activities	(27)	(21)
Net cash used for investing activities	(2,199)	(2,260)
Financing Activities:
Increase (decrease) in notes payable, net	(689)	95
Proceeds —
Senior notes	1,400	1,750
Short-term borrowings	350	250
Revenue bonds	—	229
Redemptions and repurchases —
Senior notes	—	(100)
Short-term borrowings	(250)	(650)
FFB loan	(43)	(43)
Capital contributions from parent company	862	782
Payment of common stock dividends	(1,026)	(928)
Other financing activities	(53)	(21)
Net cash provided from financing activities	551	1,364
Net Change in Cash, Cash Equivalents, and Restricted Cash	32	(320)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	75	480
Cash, Cash Equivalents, and Restricted Cash at End of Period	$107	$160
Supplemental Cash Flow Information:
Cash paid (received) during the period for —
Interest (net of $31 and $44 capitalized for 2024 and 2023, respectively)	$329	$270
Income taxes, net	(7)	(5)
Noncash transactions —
Accrued property additions at end of period	467	510
Right-of-use assets obtained under operating leases	112	8
Right-of-use assets obtained under finance leases	44	—
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
GEORGIA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Assets	At June 30, 2024	At December 31, 2023
	(in millions)
Current Assets:
Cash and cash equivalents	$68	$9
Receivables —
Customer accounts, net	1,047	843
Unbilled revenues	510	275
Under recovered retail fuel clause revenues	671	694
Joint owner accounts	86	119
Affiliated	59	51
Other accounts and notes	104	81
Fossil fuel stock	459	480
Materials and supplies	935	883
Regulatory assets – asset retirement obligations	176	98
Other regulatory assets	384	423
Other current assets	335	305
Total current assets	4,834	4,261
Property, Plant, and Equipment:
In service	53,707	49,370
Less: Accumulated provision for depreciation	14,320	13,955
Plant in service, net of depreciation	39,387	35,415
Nuclear fuel, at amortized cost	593	605
Construction work in progress	2,516	4,975
Total property, plant, and equipment	42,496	40,995
Other Property and Investments:
Nuclear decommissioning trusts, at fair value	1,208	1,163
Equity investments in unconsolidated subsidiaries	43	47
Miscellaneous property and investments	172	151
Total other property and investments	1,423	1,361
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	903	884
Deferred charges related to income taxes	583	594
Prepaid pension costs	759	706
Deferred under recovered retail fuel clause revenues	950	1,211
Regulatory assets – asset retirement obligations, deferred	3,357	3,407
Other regulatory assets, deferred	3,003	2,890
Other deferred charges and assets	487	508
Total deferred charges and other assets	10,042	10,200
Total Assets	$58,795	$56,817
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
GEORGIA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholder's Equity	At June 30, 2024	At December 31, 2023
	(in millions)
Current Liabilities:
Securities due within one year	$1,207	$502
Notes payable	742	1,329
Accounts payable —
Affiliated	775	840
Other	1,043	1,147
Customer deposits	252	250
Accrued taxes	535	582
Accrued interest	197	175
Accrued compensation	158	250
Operating lease obligations	131	135
Asset retirement obligations	343	338
Other regulatory liabilities	28	22
Other current liabilities	515	365
Total current liabilities	5,926	5,935
Long-term Debt	16,889	16,198
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	4,054	4,018
Deferred credits related to income taxes	2,200	2,161
Accumulated deferred ITCs	322	326
Employee benefit obligations	251	248
Operating lease obligations, deferred	789	740
Asset retirement obligations, deferred	5,433	5,327
Other deferred credits and liabilities	498	481
Total deferred credits and other liabilities	13,547	13,301
Total Liabilities	36,362	35,434
Common Stockholder's Equity (See accompanying statements)	22,433	21,383
Total Liabilities and Stockholder's Equity	$58,795	$56,817
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
GEORGIA POWER COMPANY
CONDENSED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY (UNAUDITED)

	Number of Common Shares Issued	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balance at December 31, 2022	9	$398	$15,626	$2,846	$(12)	$18,858
Net income	—	—	—	296	—	296
Capital contributions from parent company	—	—	752	—	—	752
Cash dividends on common stock	—	—	—	(464)	—	(464)
Other	—	—	—	1	—	1
Balance at March 31, 2023	9	398	16,378	2,679	(12)	19,443
Net income	—	—	—	471	—	471
Capital contributions from parent company	—	—	33	—	—	33
Other comprehensive income	—	—	—	—	1	1
Cash dividends on common stock	—	—	—	(464)	—	(464)
Balance at June 30, 2023	9	$398	$16,411	$2,686	$(11)	$19,484

Balance at December 31, 2023	9	$398	$17,923	$3,071	$(9)	$21,383
Net income	—	—	—	437	—	437
Capital contributions from parent company	—	—	750	—	—	750
Other comprehensive income	—	—	—	—	13	13
Cash dividends on common stock	—	—	—	(513)	—	(513)
Balance at March 31, 2024	9	398	18,673	2,995	4	22,070
Net income	—	—	—	762	—	762
Capital contributions from parent company	—	—	113	—	—	113
Other comprehensive income	—	—	—	—	1	1
Cash dividends on common stock	—	—	—	(513)	—	(513)
Balance at June 30, 2024	9	$398	$18,786	$3,244	$5	$22,433
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements

MISSISSIPPI POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)		(in millions)
Operating Revenues:
Retail revenues	$242	$227	$462	$464
Wholesale revenues, non-affiliates	54	56	113	124
Wholesale revenues, affiliates	58	18	109	93
Other revenues	10	10	22	21
Total operating revenues	364	311	706	702
Operating Expenses:
Fuel and purchased power	117	96	229	246
Other operations and maintenance	83	91	171	175
Depreciation and amortization	47	45	93	92
Taxes other than income taxes	32	28	63	60
Total operating expenses	279	260	556	573
Operating Income	85	51	150	129
Other Income and (Expense):
Interest expense, net of amounts capitalized	(20)	(18)	(39)	(34)
Other income (expense), net	11	11	25	20
Total other income and (expense)	(9)	(7)	(14)	(14)
Earnings Before Income Taxes	76	44	136	115
Income taxes	15	4	25	17
Net Income	$61	$40	$111	$98
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)		(in millions)
Net Income	$61	$40	$111	$98
Other comprehensive income:
Qualifying hedges:
Changes in fair value, net of tax of $—, $—, $2, and $—, respectively	—	—	5	—
Total other comprehensive income	—	—	5	—
Comprehensive Income	$61	$40	$116	$98
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
MISSISSIPPI POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2024	2023
	(in millions)
Operating Activities:
Net income	$111	$98
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	101	113
Deferred income taxes	(5)	(8)
Pension, postretirement, and other employee benefits	(8)	(10)
Settlement of asset retirement obligations	(9)	(7)
Other, net	7	4
Changes in certain current assets and liabilities —
-Receivables	(26)	73
-Retail fuel cost under recovery	7	(23)
-Fossil fuel stock	(22)	(14)
-Other current assets	(4)	3
-Accounts payable	(16)	(79)
-Accrued taxes	(41)	(61)
-Accrued compensation	(16)	(14)
-Other current liabilities	6	7
Net cash provided from operating activities	85	82
Investing Activities:
Property additions	(165)	(164)
Cost of removal, net of salvage	(21)	(10)
Change in construction payables, net of joint owner portion	(20)	(3)
Payments pursuant to LTSAs	(10)	(15)
Other investing activities	(2)	(1)
Net cash used for investing activities	(218)	(193)
Financing Activities:
Increase in notes payable, net	102	53
Proceeds — Senior notes	250	100
Redemptions — Senior notes	(200)	—
Capital contributions from parent company	58	11
Payment of common stock dividends	(94)	(93)
Other financing activities	(2)	—
Net cash provided from financing activities	114	71
Net Change in Cash, Cash Equivalents, and Restricted Cash	(19)	(40)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	38	59
Cash, Cash Equivalents, and Restricted Cash at End of Period	$19	$19
Supplemental Cash Flow Information:
Cash paid during the period for —
Interest	$38	$34
Income taxes, net	24	31
Noncash transactions —
Accrued property additions at end of period	16	22
Right-of-use assets obtained under operating leases	—	1
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
MISSISSIPPI POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Assets	At June 30, 2024	At December 31, 2023
	(in millions)
Current Assets:
Cash and cash equivalents	$19	$38
Receivables —
Customer accounts, net	62	36
Unbilled revenues	48	40
Affiliated	36	29
Other accounts and notes	63	20
Fossil fuel stock	69	47
Materials and supplies	92	89
Other regulatory assets	50	56
Other current assets	8	10
Total current assets	447	365
Property, Plant, and Equipment:
In service	5,613	5,523
Less: Accumulated provision for depreciation	1,842	1,792
Plant in service, net of depreciation	3,771	3,731
Construction work in progress	198	203
Total property, plant, and equipment	3,969	3,934
Other Property and Investments	156	158
Deferred Charges and Other Assets:
Deferred charges related to income taxes	28	28
Prepaid pension costs	106	99
Deferred under recovered retail fuel clause revenues	—	50
Regulatory assets – asset retirement obligations	247	244
Other regulatory assets, deferred	278	285
Accumulated deferred income taxes	89	96
Other deferred charges and assets	96	85
Total deferred charges and other assets	844	887
Total Assets	$5,416	$5,344
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
MISSISSIPPI POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholder's Equity	At June 30, 2024	At December 31, 2023
	(in millions)
Current Liabilities:
Securities due within one year	$1	$201
Notes payable	102	—
Accounts payable —
Affiliated	62	82
Other	56	73
Accrued taxes	76	117
Accrued compensation	26	43
Asset retirement obligations	30	29
Over recovered retail fuel clause revenues	—	27
Other regulatory liabilities	3	17
Other current liabilities	88	90
Total current liabilities	444	679
Long-term Debt	1,692	1,443
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	469	469
Deferred credits related to income taxes	226	229
Employee benefit obligations	67	67
Asset retirement obligations, deferred	126	139
Other cost of removal obligations	179	186
Other regulatory liabilities, deferred	98	92
Other deferred credits and liabilities	31	37
Total deferred credits and other liabilities	1,196	1,219
Total Liabilities	3,332	3,341
Common Stockholder's Equity (See accompanying statements)	2,084	2,003
Total Liabilities and Stockholder's Equity	$5,416	$5,344
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
MISSISSIPPI POWER COMPANY
CONDENSED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY (UNAUDITED)

	Number of Common Shares Issued	Common Stock	Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balance at December 31, 2022	1	$38	$4,652	$(2,759)	$—	$1,931
Net income	—	—	—	58	—	58
Cash dividends on common stock	—	—	—	(46)	—	(46)
Balance at March 31, 2023	1	38	4,652	(2,747)	—	1,943
Net income	—	—	—	40	—	40
Capital contributions from parent company	—	—	12	—	—	12
Cash dividends on common stock	—	—	—	(47)	—	(47)
Balance at June 30, 2023	1	$38	$4,664	$(2,754)	$—	$1,948

Balance at December 31, 2023	1	$38	$4,721	$(2,756)	$—	$2,003
Net income	—	—	—	50	—	50
Capital contributions from parent company	—	—	1	—	—	1
Other comprehensive income	—	—	—	—	5	5
Cash dividends on common stock	—	—	—	(47)	—	(47)
Balance at March 31, 2024	1	38	4,722	(2,753)	5	2,012
Net income	—	—	—	61	—	61
Capital contributions from parent company	—	—	58	—	—	58
Cash dividends on common stock	—	—	—	(47)	—	(47)
Balance at June 30, 2024	1	$38	$4,780	$(2,739)	$5	$2,084
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)		(in millions)
Operating Revenues:
Wholesale revenues, non-affiliates	$427	$393	$797	$755
Wholesale revenues, affiliates	86	116	179	251
Other revenues	11	16	21	27
Total operating revenues	524	525	997	1,033
Operating Expenses:
Fuel	132	139	288	330
Purchased power	22	28	40	54
Other operations and maintenance	119	117	241	224
Depreciation and amortization	127	122	245	250
Taxes other than income taxes	13	12	22	25
Gain on dispositions, net	—	—	—	(20)
Total operating expenses	413	418	836	863
Operating Income	111	107	161	170
Other Income and (Expense):
Interest expense, net of amounts capitalized	(30)	(33)	(59)	(66)
Other income (expense), net	3	2	6	4
Total other income and (expense)	(27)	(31)	(53)	(62)
Earnings Before Income Taxes	84	76	108	108
Income taxes (benefit)	13	6	(1)	(1)
Net Income	71	70	109	109
Net loss attributable to noncontrolling interests	(15)	(15)	(73)	(78)
Net Income Attributable to Southern Power	$86	$85	$182	$187
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)		(in millions)
Net Income	$71	$70	$109	$109
Other comprehensive income:
Qualifying hedges:
Changes in fair value, net of tax of $(1), $2, $(5), and $(1), respectively	(4)	5	(15)	(4)
Reclassification adjustment for amounts included in net income, net of tax of $2, $2, $6, and $2, respectively	7	5	18	7
Pension and other postretirement benefit plans:
Benefit plan net gain (loss), net of tax of $—, $—, $—, and $—, respectively	—	—	1	—
Total other comprehensive income	3	10	4	3
Comprehensive Income	74	80	113	112
Comprehensive loss attributable to noncontrolling interests	(15)	(15)	(73)	(78)
Comprehensive Income Attributable to Southern Power	$89	$95	$186	$190
The accompanying notes as they relate to Southern Power are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2024	2023
	(in millions)
Operating Activities:
Net income	$109	$109
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	252	260
Deferred income taxes	9	(14)
Utilization of federal tax credits	4	99
Amortization of ITCs	(29)	(29)
Gain on dispositions, net	—	(20)
Other, net	(24)	(19)
Changes in certain current assets and liabilities —
-Receivables	(61)	77
-Prepaid income taxes	—	9
-Other current assets	(3)	(13)
-Accounts payable	(22)	(91)
-Accrued compensation	(11)	(11)
-Other current liabilities	6	—
Net cash provided from operating activities	230	357
Investing Activities:
Property additions	(114)	(25)
Proceeds from dispositions	—	59
Change in construction payables	(5)	(20)
Payments pursuant to LTSAs	(20)	(31)
Other investing activities	12	(1)
Net cash used for investing activities	(127)	(18)
Financing Activities:
Increase (decrease) in notes payable, net	87	(124)
Capital contributions from parent company	8	13
Capital contributions from noncontrolling interests	11	21
Distributions to noncontrolling interests	(57)	(87)
Payment of common stock dividends	(131)	(126)
Other financing activities	(3)	3
Net cash used for financing activities	(85)	(300)
Net Change in Cash, Cash Equivalents, and Restricted Cash	18	39
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	144	133
Cash, Cash Equivalents, and Restricted Cash at End of Period	$162	$172
Supplemental Cash Flow Information:
Cash paid (received) during the period for —
Interest (net of $4 and $— capitalized for 2024 and 2023, respectively)	$64	$74
Income taxes, net	14	(64)
Noncash transactions —
Accrued property additions at end of period	47	7
Right-of-use assets obtained under operating leases	5	—
Reassessment of right-of-use assets under operating leases	(7)	—
The accompanying notes as they relate to Southern Power are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Assets	At June 30, 2024	At December 31, 2023
	(in millions)
Current Assets:
Cash and cash equivalents	$145	$124
Receivables —
Customer accounts, net	193	136
Affiliated	48	37
Other	43	54
Materials and supplies	92	80
Prepaid income taxes	46	2
Other current assets	80	90
Total current assets	647	523
Property, Plant, and Equipment:
In service	14,940	14,690
Less: Accumulated provision for depreciation	4,318	4,119
Plant in service, net of depreciation	10,622	10,571
Construction work in progress	134	278
Total property, plant, and equipment	10,756	10,849
Other Property and Investments:
Intangible assets, net of amortization of $158 and $148, respectively	234	243
Net investment in sales-type leases	145	148
Total other property and investments	379	391
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	483	488
Prepaid LTSAs	233	248
Other deferred charges and assets	266	262
Total deferred charges and other assets	982	998
Total Assets	$12,764	$12,761
The accompanying notes as they relate to Southern Power are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholders' Equity	At June 30, 2024	At December 31, 2023
	(in millions)
Current Liabilities:
Notes payable	$219	$138
Accounts payable —
Affiliated	76	82
Other	59	91
Accrued taxes	26	26
Accrued interest	22	27
Operating lease obligations	28	29
Other current liabilities	85	97
Total current liabilities	515	490
Long-term Debt	2,694	2,711
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	684	614
Accumulated deferred ITCs	1,469	1,498
Operating lease obligations, deferred	506	517
Other deferred credits and liabilities	253	233
Total deferred credits and other liabilities	2,912	2,862
Total Liabilities	6,121	6,063
Total Stockholders' Equity (See accompanying statements)	6,643	6,698
Total Liabilities and Stockholders' Equity	$12,764	$12,761
The accompanying notes as they relate to Southern Power are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Common Stockholders' Equity	Noncontrolling Interests	Total
	(in millions)
Balance at December 31, 2022	$1,069	$1,741	$(18)	$2,792	$4,124	$6,916
Net income (loss)	—	102	—	102	(63)	39
Other comprehensive income (loss)	—	—	(7)	(7)	—	(7)
Cash dividends on common stock	—	(63)	—	(63)	—	(63)
Capital contributions from noncontrolling interests	—	—	—	—	21	21
Distributions to noncontrolling interests	—	—	—	—	(48)	(48)
Balance at March 31, 2023	1,069	1,780	(25)	2,824	4,034	6,858
Net income (loss)	—	85	—	85	(15)	70
Capital contributions from parent company	14	—	—	14	—	14
Other comprehensive income	—	—	10	10	—	10
Cash dividends on common stock	—	(63)	—	(63)	—	(63)
Distributions to noncontrolling interests	—	—	—	—	(42)	(42)
Other	—	—	1	1	(1)	—
Balance at June 30, 2023	$1,083	$1,802	$(14)	$2,871	$3,976	$6,847

Balance at December 31, 2023	$1,088	$1,846	$(17)	$2,917	$3,781	$6,698
Net income (loss)	—	96	—	96	(58)	38
Other comprehensive income	—	—	2	2	—	2
Cash dividends on common stock	—	(65)	—	(65)	—	(65)
Capital contributions from noncontrolling interests	—	—	—	—	9	9
Distributions to noncontrolling interests	—	—	—	—	(38)	(38)
Other	—	(1)	—	(1)	—	(1)
Balance at March 31, 2024	1,088	1,876	(15)	2,949	3,694	6,643
Net income (loss)	—	86	—	86	(15)	71
Capital contributions from parent company	8	—	—	8	—	8
Other comprehensive income	—	—	3	3	—	3
Cash dividends on common stock	—	(66)	—	(66)	—	(66)
Capital contributions from noncontrolling interests	—	—	—	—	2	2
Distributions to noncontrolling interests	—	—	—	—	(19)	(19)
Other	1	—	—	1	—	1
Balance at June 30, 2024	$1,097	$1,896	$(12)	$2,981	$3,662	$6,643
The accompanying notes as they relate to Southern Power are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)		(in millions)
Operating Revenues:
Natural gas revenues (includes revenue taxes of $23, $25, $76, and $91, respectively)	$831	$852	$2,538	$2,728
Total operating revenues	831	852	2,538	2,728
Operating Expenses:
Cost of natural gas	149	199	754	1,097
Other operations and maintenance	288	309	581	615
Depreciation and amortization	158	143	313	284
Taxes other than income taxes	56	59	143	161
Total operating expenses	651	710	1,791	2,157
Operating Income	180	142	747	571
Other Income and (Expense):
Earnings from equity method investments	32	28	76	72
Interest expense, net of amounts capitalized	(83)	(73)	(167)	(150)
Other income (expense), net	15	17	35	32
Total other income and (expense)	(36)	(28)	(56)	(46)
Earnings Before Income Taxes	144	114	691	525
Income taxes	36	29	174	132
Net Income	$108	$85	$517	$393
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)		(in millions)
Net Income	$108	$85	$517	$393
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $1, $—, $(1), and $(9), respectively	2	—	(3)	(24)
Reclassification adjustment for amounts included in net income, net of tax of $2, $3, $9, and $9, respectively	5	7	22	21
Total other comprehensive income (loss)	7	7	19	(3)
Comprehensive Income	$115	$92	$536	$390
The accompanying notes as they relate to Southern Company Gas are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2024	2023
	(in millions)
Operating Activities:
Net income	$517	$393
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	310	284
Deferred income taxes	211	52
Other, net	50	12
Changes in certain current assets and liabilities —
-Receivables	310	667
-Natural gas for sale, net of temporary LIFO liquidation	188	196
-Natural gas cost under recovery	—	108
-Other current assets	(48)	(32)
-Accounts payable	(112)	(276)
-Natural gas cost over recovery	(43)	161
-Other current liabilities	(113)	(35)
Net cash provided from operating activities	1,270	1,530
Investing Activities:
Property additions	(657)	(741)
Cost of removal, net of salvage	(38)	(50)
Change in construction payables, net	20	11
Other investing activities	(21)	19
Net cash used for investing activities	(696)	(761)
Financing Activities:
Decrease in notes payable, net	(274)	(372)
Proceeds — Other long-term debt	9	19
Redemptions — Short-term borrowings	—	(200)
Capital contributions from parent company	3	238
Payment of common stock dividends	(302)	(293)
Other financing activities	(10)	—
Net cash used for financing activities	(574)	(608)
Net Change in Cash, Cash Equivalents, and Restricted Cash	—	161
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	35	83
Cash, Cash Equivalents, and Restricted Cash at End of Period	$35	$244
Supplemental Cash Flow Information:
Cash paid (received) during the period for —
Interest (net of $10 and $8 capitalized for 2024 and 2023, respectively)	$164	$145
Income taxes, net	(52)	85
Noncash transactions —
Accrued property additions at end of period	159	189
Right-of-use assets obtained under operating leases	1	2
The accompanying notes as they relate to Southern Company Gas are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Assets	At June 30, 2024	At December 31, 2023
	(in millions)
Current Assets:
Cash and cash equivalents	$34	$33
Receivables —
Customer accounts	274	405
Unbilled revenues	78	261
Other accounts and notes	62	47
Accumulated provision for uncollectible accounts	(49)	(44)
Materials and supplies	71	66
Natural gas for sale	223	420
Prepaid expenses	98	107
Other regulatory assets	187	141
Other current assets	36	50
Total current assets	1,014	1,486
Property, Plant, and Equipment:
In service	21,338	20,840
Less: Accumulated depreciation	5,711	5,534
Plant in service, net of depreciation	15,627	15,306
Construction work in progress	1,232	1,110
Total property, plant, and equipment	16,859	16,416
Other Property and Investments:
Goodwill	5,015	5,015
Equity investments in unconsolidated subsidiaries	1,246	1,235
Other intangible assets, net of amortization of $169 and $166, respectively	13	16
Miscellaneous property and investments	25	25
Total other property and investments	6,299	6,291
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	43	47
Prepaid pension costs	169	158
Other regulatory assets, deferred	482	504
Other deferred charges and assets	189	181
Total deferred charges and other assets	883	890
Total Assets	$25,055	$25,083
The accompanying notes as they relate to Southern Company Gas are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholder's Equity	At June 30, 2024	At December 31, 2023
	(in millions)
Current Liabilities:
Notes payable	$141	$415
Accounts payable —
Affiliated	42	89
Other	390	424
Customer deposits	84	126
Accrued taxes	57	77
Accrued interest	78	77
Accrued compensation	71	112
Natural gas cost over recovery	171	214
Other regulatory liabilities	26	19
Other current liabilities	140	155
Total current liabilities	1,200	1,708
Long-term Debt	7,821	7,833
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	1,876	1,671
Deferred credits related to income taxes	760	759
Employee benefit obligations	108	110
Operating lease obligations	35	40
Other cost of removal obligations	1,815	1,771
Accrued environmental remediation	192	192
Other deferred credits and liabilities	204	196
Total deferred credits and other liabilities	4,990	4,739
Total Liabilities	14,011	14,280
Common Stockholder's Equity (See accompanying statements)	11,044	10,803
Total Liabilities and Stockholder's Equity	$25,055	$25,083
The accompanying notes as they relate to Southern Company Gas are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (UNAUDITED)

	Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balance at December 31, 2022	$10,445	$(79)	$31	$10,397
Net income	—	309	—	309
Capital contributions from parent company	203	—	—	203
Other comprehensive income (loss)	—	—	(10)	(10)
Cash dividends on common stock	—	(146)	—	(146)
Other	1	(1)	—	—
Balance at March 31, 2023	10,649	83	21	10,753
Net income	—	85	—	85
Capital contributions from parent company	40	—	—	40
Other comprehensive income	—	—	7	7
Cash dividends on common stock	—	(147)	—	(147)
Balance at June 30, 2023	$10,689	$21	$28	$10,738

Balance at December 31, 2023	$10,836	$(49)	$16	$10,803
Net income	—	409	—	409
Capital contributions from parent company	2	—	—	2
Other comprehensive income	—	—	12	12
Cash dividends on common stock	—	(151)	—	(151)
Other	—	(1)	—	(1)
Balance at March 31, 2024	10,838	208	28	11,074
Net income	—	108	—	108
Capital contributions from parent company	6	—	—	6
Other comprehensive income	—	—	7	7
Cash dividends on common stock	—	(151)	—	(151)
Balance at June 30, 2024	$10,844	$165	$35	$11,044
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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(A) INTRODUCTION
The condensed quarterly financial statements of each Registrant included herein have been prepared by such Registrant, without audit, pursuant to the rules and regulations of the SEC. The Condensed Balance Sheets at December 31, 2023 have been derived from the audited financial statements of each Registrant. In the opinion of each Registrant's management, the information regarding such Registrant furnished herein reflects all adjustments, which, except as otherwise disclosed, are of a normal recurring nature, necessary to present fairly the results of operations for the periods ended June 30, 2024 and 2023. Certain information and disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although each Registrant believes that the disclosures regarding such Registrant are adequate to make the information presented not misleading. Disclosures which would substantially duplicate the disclosures in the Form 10-K and details which have not changed significantly in amount or composition since the filing of the Form 10-K are generally omitted from this Quarterly Report on Form 10-Q unless specifically required by GAAP. Therefore, these Condensed Financial Statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K. Due to the seasonal variations in the demand for energy and other factors, operating results for the periods presented are not necessarily indicative of the operating results to be expected for the full year.
Certain prior year data presented in the financial statements have been reclassified to conform to the current year presentation. These reclassifications had no impact on the overall results of operations, financial position, or cash flows of any Registrant.
Goodwill and Other Intangible Assets
Goodwill at both June 30, 2024 and December 31, 2023 was as follows:

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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Other intangible assets were as follows:

	At June 30, 2024			At December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Other Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Other Intangible Assets, Net
	(in millions)			(in millions)
Southern Company
Subject to amortization:
Customer relationships	$212	$(177)	$35	$212	$(172)	$40
Trade names	64	(56)	8	64	(53)	11
PPA fair value adjustments	390	(158)	232	390	(148)	242
Other	3	(3)	—	3	(3)	—
Total subject to amortization	$669	$(394)	$275	$669	$(376)	$293
Not subject to amortization:
FCC licenses	75	—	75	75	—	75
Total other intangible assets	$744	$(394)	$350	$744	$(376)	$368

Southern Power(*)
PPA fair value adjustments	$390	$(158)	$232	$390	$(148)	$242

Southern Company Gas(*)
Gas marketing services
Customer relationships	$156	$(147)	$9	$156	$(145)	$11
Trade names	26	(22)	4	26	(21)	5
Total other intangible assets	$182	$(169)	$13	$182	$(166)	$16
(*) All subject to amortization.
Amortization associated with other intangible assets was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Southern Company(a)	$9	$9	$18	$18
Southern Power(b)	5	5	10	10
Southern Company Gas	1	2	3	5
(a)Includes $5 million for the three months ended June 30, 2024 and 2023 and $10 million for the six months ended June 30, 2024 and 2023 recorded as a reduction to operating revenues.
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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed balance sheets that total to the amount shown in the condensed statements of cash flows for the applicable Registrants:

	Southern Company	Alabama Power	Georgia Power	Southern Power	Southern Company Gas
	(in millions)
At June 30, 2024
Cash and cash equivalents	$1,152	$287	$68	$145	$34
Restricted cash(a):
Other current assets	46	2	26	17	1
Other deferred charges and assets	14	—	14	—	—
Total cash, cash equivalents, and restricted cash(b)	$1,211	$289	$107	$162	$35

At December 31, 2023
Cash and cash equivalents	$748	$324	$9	$124	$33
Restricted cash(a):
Other current assets	141	85	37	17	2
Other deferred charges and assets	31	—	29	3	—
Total cash, cash equivalents, and restricted cash(b)	$921	$409	$75	$144	$35
(a)For Alabama Power and Georgia Power, reflects proceeds from the issuance of solid waste disposal facility revenue bonds in 2023 and 2022, respectively. For Southern Power, reflects $17 million at both June 30, 2024 and December 31, 2023 resulting from an arbitration award held to fund future replacement costs and $3 million at December 31, 2023 held to fund estimated construction completion costs at the Deuel Harvest wind facility. See Note (C) under "General Litigation Matters – Southern Power" for additional information related to the arbitration award. For Southern Company Gas, reflects collateral for workers' compensation, life insurance, and long-term disability insurance.
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
Southern Company Gas recorded no material adjustments to natural gas inventories for either period presented. Nicor Gas' inventory decrement at June 30, 2024 is expected to be restored prior to year-end.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Storm Damage Reserves
See Note 1 to the financial statements under "Storm Damage and Reliability Reserves" in Item 8 of the Form 10-K for additional information.
Storm damage reserve activity for the traditional electric operating companies during the six months ended June 30, 2024 was as follows:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power
	(in millions)
Balance at December 31, 2023	$66	$76	$(54)	$44
Accrual	30	6	16	8
Weather-related damages	(45)	(20)	(23)	(2)
Balance at June 30, 2024	$51	$62	$(61)	$50
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
The recovery balances for certain retail regulatory clauses of the traditional electric operating companies and Southern Company Gas at June 30, 2024 and December 31, 2023 were as follows:

Regulatory Clause	Balance Sheet Line Item	June 30, 2024	December 31, 2023
		(in millions)
Alabama Power
Rate CNP Compliance	Other regulatory assets, current	$—	$8
	Other regulatory assets, deferred	46	25
Rate CNP PPA	Other regulatory assets, current	18	18
	Other regulatory assets, deferred	76	85
Rate ECR	Regulatory assets – under recovered retail fuel clause revenues	115	246
Georgia Power
Fuel Cost Recovery	Receivables – under recovered retail fuel clause revenues	$671	$694
	Deferred under recovered retail fuel clause revenues	950	1,211
Mississippi Power
Fuel Cost Recovery(*)	Receivables – customer accounts, net	$16	$—
	Deferred under recovered retail fuel clause revenues	—	50
	Over recovered retail fuel clause revenues	—	27
Ad Valorem Tax	Other regulatory assets, deferred	15	12
Southern Company Gas
Natural Gas Cost Recovery	Natural gas cost over recovery	$171	$214
(*)Mississippi Power also has wholesale MRA and Market Based (MB) fuel cost recovery factors. At June 30, 2024 and December 31, 2023, wholesale MRA fuel costs were over recovered $11 million and $5 million, respectively, and were included in other current liabilities on Mississippi Power's balance sheets. The wholesale MB fuel cost recovery was immaterial for both periods presented.
Alabama Power
Rate ECR
On May 8, 2024, the Alabama PSC issued a consent order to lower Rate ECR from 3.270 cents per KWH to 3.015 cents per KWH, or approximately $135 million annually, effective with July 2024 billings. The approved decrease in the Rate ECR factor will have no significant effect on Alabama Power's net income but will decrease operating cash flows related to fuel cost recovery. The rate will adjust to 5.910 cents per KWH in January 2026 absent a further order from the Alabama PSC.
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
Georgia Power
Integrated Resource Plans
On June 27, 2024, the FERC approved five affiliate PPAs with Southern Power with capacities of 1,258 MWs beginning in 2024, 380 MWs beginning in 2025, and 228 MWs beginning in 2028, procured through requests for proposals authorized in the 2019 IRP. See Note (F) under "Georgia Power Lease Modification" for additional information.
On April 16, 2024, the Georgia PSC approved Georgia Power's updated IRP (2023 IRP Update) as modified by a stipulation among Georgia Power, the staff of the Georgia PSC, and certain intervenors. In the 2023 IRP Update decision, the Georgia PSC approved the following requests:
•Authority to develop, own, and operate up to 1,400 MWs from three simple cycle combustion turbines at Plant Yates with the recoverable costs not to exceed the certified amount, on which the Georgia PSC is expected to render a decision on August 20, 2024. In doing so, the Georgia PSC recognized the potential for circumstances beyond Georgia Power's control that could cause the project costs to exceed the certified amount, in which case Georgia Power would provide documentation to the Georgia PSC to explain and justify potential recovery of the additional costs. Georgia Power is required to file semi-annual construction monitoring reports with the Georgia PSC through commercial operation.
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
Transmission Asset Sales
On March 7, 2024, the FERC approved the sale of transmission line assets under the integrated transmission system agreement, with a net book value of $236 million. On April 24, 2024, the sale, with a purchase price of $351 million, was completed resulting in a pre-tax gain of approximately $114 million ($84 million after tax) recorded in the second quarter 2024.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Nuclear Construction
See Note 2 to the financial statements under "Georgia Power – Nuclear Construction" in Item 8 of the Form 10-K for additional information on Plant Vogtle Units 3 and 4 construction and cost recovery.
Cost and Schedule
Georgia Power placed Unit 3 and Unit 4 in service on July 31, 2023 and April 29, 2024, respectively. Since placing Unit 4 in service, Southern Nuclear has evaluated the remaining expected site demobilization costs and other contractor obligations and reduced the remaining estimate to complete forecast by approximately $21 million. Accordingly, Georgia Power recorded a pre-tax credit to income of approximately $21 million ($16 million after tax) in the second quarter 2024 to recognize capital costs previously charged to income.
Georgia Power's net capital costs incurred through June 30, 2024 in connection with Plant Vogtle Units 3 and 4, and its approximate proportionate share of additional capital costs to be incurred after June 30, 2024, including completion of site demobilization and remaining contractor obligations, is as follows:

(in millions)
Total project capital cost forecast(a)(b)	$10,732
Net investment at June 30, 2024(b)	(10,641)
Remaining estimate to complete	$91
(a)Includes approximately $1.2 billion of costs that are not shared with the other Vogtle Owners. Excludes financing costs capitalized through AFUDC of approximately $440 million accrued through Unit 4's in-service date.
(b)Net of $1.7 billion received from Toshiba under the Guarantee Settlement Agreement and approximately $188 million in related customer refunds.
Georgia Power's financing costs for construction of Plant Vogtle Units 3 and 4 totaled approximately $3.53 billion, of which $3.08 billion had been recovered through Unit 4's in-service date.
Regulatory Matters
Georgia Power increased annual retail base rates by $318 million effective August 1, 2023 based on the in-service date of July 31, 2023 for Unit 3. Financing costs (debt and equity) on the remaining portion of the total Unit 3 and the common facilities construction costs continued to be recovered through the NCCR tariff or deferred. Georgia Power deferred as a regulatory asset the debt component of financing costs as well as the remaining depreciation expense until Unit 4 costs were placed in retail base rates as described below. The regulatory assets for the debt component of financing costs and depreciation expense are being recovered over a period of 10 years beginning May 2024, as approved by the Georgia PSC, with a remaining balance of $24 million and $31 million, respectively, at June 30, 2024. The equity component of financing costs ($42 million at June 30, 2024) represents an unrecognized ratemaking amount that is not reflected on Georgia Power's balance sheets. This amount will be recognized in Georgia Power's statements of income in the periods it is billable to customers.
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
Reductions to the ROE used to calculate the NCCR tariff (pursuant to prior Georgia PSC orders) negatively impacted earnings by approximately $310 million in 2023 and $80 million through the second quarter 2024. Further, as included in the approved Prudency Stipulation, since commercial operation for Unit 4 was not achieved by March 31, 2024, Georgia Power's ROE used to determine the NCCR tariff and calculate AFUDC was reduced to zero effective April 1, 2024, which resulted in a negative impact to earnings of approximately $10 million (for one month) in the second quarter 2024 based on the April 29, 2024 in-service date. Effective May 1, 2024, following

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
commercial operation of Unit 4, Georgia Power's NCCR tariff was eliminated and related financing costs are included in Georgia Power's general retail revenue requirements. Financing costs of $10 million that were not recovered through the NCCR tariff will be addressed in Georgia Power's next retail rate case proceeding.
Mississippi Power
Performance Evaluation Plan
On June 13, 2024, the Mississippi PSC approved Mississippi Power's annual retail PEP filing for 2024 with no change in retail rates.
Environmental Compliance Overview Plan
On May 7, 2024, the Mississippi PSC approved Mississippi Power's annual ECO Plan filing for 2024, resulting in an $8 million annual increase in revenues effective with the first billing cycle of June 2024.
Ad Valorem Tax Adjustment
On June 13, 2024, the Mississippi PSC approved Mississippi Power's annual ad valorem tax adjustment filing for 2024, resulting in a $5 million annual decrease in revenues effective with the first billing cycle of July 2024. This decrease is not expected to have a significant effect on Mississippi Power's net income but will affect operating cash flows.
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
The remaining net book value of Plant Daniel Units 1 and 2 was approximately $480 million at June 30, 2024 and Mississippi Power is continuing to depreciate these units using the current approved rates. Mississippi Power expects to reclassify the net book value remaining at retirement to a regulatory asset to be amortized over a period to be determined by the Mississippi PSC in future proceedings, consistent with a 2020 Mississippi PSC order. The Plant Watson and Plant Greene County units are expected to be fully depreciated upon retirement.
The 2024 IRP is subject to review by the Mississippi PSC and is expected to conclude in the third quarter 2024.
The ultimate outcome of this matter cannot be determined at this time.
Municipal and Rural Associations Tariff
On March 29, 2024, Mississippi Power filed a request with the FERC for an $8 million increase in annual wholesale base revenues under the MRA tariff and requested an effective date of May 29, 2024. On April 19, 2024, Cooperative Energy challenged the new rates in a filing with the FERC. On May 28, 2024, the FERC issued an order accepting Mississippi Power's request effective May 29, 2024, subject to refund, and establishing hearing and settlement judge procedures. The ultimate outcome of this matter cannot be determined at this time.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Southern Company Gas
Infrastructure Replacement Programs and Capital Projects
On June 7, 2024, the Virginia Commission approved the extension of Virginia Natural Gas' SAVE program through 2029. The extension of the program includes investments of $70 million in each year from 2025 through 2029, with a potential variance of up to $5 million allowed for the program, for a maximum total investment over the five-year extension of $355 million.
Rate Proceedings
Atlanta Gas Light
On July 2, 2024, the Georgia PSC approved a stipulation related to Atlanta Gas Light's triennial Integrated Capacity and Delivery Plan filing, filed on February 1, 2024, which allows capital investments totaling approximately $0.6 billion annually for the years 2025 through 2027 with related revenue requirement recovery through either the annual GRAM filing or the System Reinforcement Rider surcharge adjustment. Additionally, the Georgia PSC approved a surcharge recovery mechanism for capital projects related to municipal, county, and Georgia Department of Transportation (GDOT) infrastructure work. Rate changes associated with the new surcharge, if approved, will be based on requests filed annually on September 1, with new rates to become effective January 1 of the following year. Finally, the stipulation requires Atlanta Gas Light to include an alternate rate plan for the three-year period of 2025 through 2027 with its 2025 GRAM filing.
On July 31, 2024, Atlanta Gas Light submitted its annual GRAM filing with the Georgia PSC, which includes projections for the System Reinforcement Rider and municipal, county, and GDOT surcharge adjustments. The filing requests a traditional annual base rate increase of $120 million based on the projected 12-month period beginning January 1, 2025. In accordance with the approved Integrated Capacity and Delivery Plan filing, Atlanta Gas Light also included two alternative annual base rate increases for 2025 that provide for lower increases in 2025 with subsequent increases in 2026 and 2027. Resolution of the GRAM filing is expected by December 31, 2024, with new rates effective January 1, 2025. The ultimate outcome of this matter cannot be determined at this time.
Virginia Natural Gas
On May 31, 2024, Virginia Natural Gas filed a notice of intent with the Virginia Commission to file a base rate case on or after August 1, 2024. The ultimate outcome of this matter cannot be determined at this time.
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
Alabama Power
In September 2022, Mobile Baykeeper filed a citizen suit in the U.S. District Court for the Southern District of Alabama alleging that Alabama Power's plan to close the Plant Barry ash pond utilizing a closure-in-place methodology violates the Resource Conservation and Recovery Act (RCRA) and regulations governing CCR. Among other relief requested, Mobile Baykeeper sought a declaratory judgment that the RCRA and regulations governing CCR were being violated, preliminary and injunctive relief to prevent implementation of Alabama Power's closure plan, and the development of a closure plan that satisfies regulations governing CCR requirements. In December 2022, Alabama Power filed a motion to dismiss the case. On January 4, 2024, the lawsuit was dismissed without prejudice by the U.S. District Court judge. On February 1, 2024, the plaintiff filed a motion to reconsider, which was denied by the U.S. District Court judge on July 22, 2024. The plaintiff has 30 days to appeal the decision.
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
Southern Power
In 2021, Southern Power and certain of its subsidiaries filed an arbitration demand with the American Arbitration Association against First Solar for defective design of actuators on trackers and inverters installed by First Solar under the engineering, procurement, and construction agreements associated with five solar projects owned by Southern Power and partners and managed by Southern Power. In 2023, Southern Power received an award of

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
approximately $36 million and filed for confirmation in the Delaware Court of Chancery. Subsequently in 2023, First Solar filed a motion to dismiss the confirmation and, in February 2024, filed a petition to vacate the arbitration award in the Supreme Court of New York County, New York. In March 2024, Southern Power dismissed the proceeding in Delaware without prejudice and filed an opposition to First Solar's petition in the New York matter. On May 6, 2024, the Supreme Court of New York County, New York denied First Solar's petition to vacate and confirmed the arbitration award. This matter is now concluded.
At June 30, 2024, $17 million of the award remains on the balance sheet as restricted cash and as a liability to fund future replacement costs. See Note (A) under "Cash, Cash Equivalents, and Restricted Cash" for additional information.
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
Georgia Power's environmental remediation liability was $14 million at both June 30, 2024 and December 31, 2023, respectively. Georgia Power has been designated or identified as a potentially responsible party at sites governed by the Georgia Hazardous Site Response Act and/or by the federal Comprehensive Environmental Response, Compensation, and Liability Act, and assessment and potential cleanup of such sites is expected.
Southern Company Gas' environmental remediation liability was $217 million and $222 million at June 30, 2024 and December 31, 2023, respectively, based on the estimated cost of environmental investigation and remediation associated with known former manufactured gas plant operating sites. Southern Company Gas has identified one former manufactured gas plant site in North Carolina where environmental investigation and remediation are possible. Costs associated with this site cannot be reasonably estimated at this time.
The ultimate outcome of these matters cannot be determined at this time; however, as a result of the regulatory treatment for environmental remediation expenses described above, the final disposition of these matters is not expected to have a material impact on the financial statements of the applicable Registrants.
Nuclear Fuel Disposal Costs
On June 7, 2024, the Court of Federal Claims entered a final judgment on the remaining damages in the third round of lawsuits against the U.S. government awarding Alabama Power $33 million and Georgia Power $61 million (based on its ownership interests), which represent claims for the period from January 1, 2011 through December 31, 2014. All parties have until August 6, 2024 to appeal. No amounts have been recognized in the financial statements as of June 30, 2024.
The final outcome of this matter cannot be determined at this time. However, Alabama Power and Georgia Power expect to credit any recoveries for the benefit of customers in accordance with direction from their respective PSC; therefore, no material impact on Southern Company's, Alabama Power's, or Georgia Power's net income is expected.
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
The following table disaggregates revenue from contracts with customers for the three and six months ended June 30, 2024 and 2023:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Three Months Ended June 30, 2024
Operating revenues
Retail electric revenues
Residential	$2,049	$736	$1,236	$77	$—	$—
Commercial	1,613	508	1,023	82	—	—
Industrial	962	445	434	83	—	—
Other	30	3	25	2	—	—
Total retail electric revenues	4,654	1,692	2,718	244	—	—
Natural gas distribution revenues
Residential	287	—	—	—	—	287
Commercial	69	—	—	—	—	69
Transportation	304	—	—	—	—	304
Industrial	5	—	—	—	—	5
Other	63	—	—	—	—	63
Total natural gas distribution revenues	728	—	—	—	—	728
Wholesale electric revenues
PPA energy revenues	265	55	22	1	192	—
PPA capacity revenues	153	23	32	15	99	—
Non-PPA revenues	54	27	2	95	50	—
Total wholesale electric revenues	472	105	56	111	341	—
Other natural gas revenues
Gas marketing services	68	—	—	—	—	68
Other	6	—	—	—	—	6
Total other natural gas revenues	74	—	—	—	—	74
Other revenues	419	62	185	10	11	—
Total revenue from contracts with customers	6,347	1,859	2,959	365	352	802
Other revenue sources(*)	116	14	(84)	(1)	172	29
Total operating revenues	$6,463	$1,873	$2,875	$364	$524	$831

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Six Months Ended June 30, 2024
Operating revenues
Retail electric revenues
Residential	$3,900	$1,501	$2,252	$147	$—	$—
Commercial	3,084	976	1,955	153	—	—
Industrial	1,834	855	817	162	—	—
Other	60	6	50	4	—	—
Total retail electric revenues	8,878	3,338	5,074	466	—	—
Natural gas distribution revenues
Residential	1,032	—	—	—	—	1,032
Commercial	245	—	—	—	—	245
Transportation	666	—	—	—	—	666
Industrial	21	—	—	—	—	21
Other	176	—	—	—	—	176
Total natural gas distribution revenues	2,140	—	—	—	—	2,140
Wholesale electric revenues
PPA energy revenues	537	112	40	2	394	—
PPA capacity revenues	304	46	64	31	196	—
Non-PPA revenues	112	68	2	187	110	—
Total wholesale electric revenues	953	226	106	220	700	—
Other natural gas revenues
Gas marketing services	300	—	—	—	—	300
Other	11	—	—	—	—	11
Total other natural gas revenues	311	—	—	—	—	311
Other revenues	746	114	337	22	21	—
Total revenue from contracts with customers	13,028	3,678	5,517	708	721	2,451
Other revenue sources(*)	81	(14)	(244)	(2)	276	87
Total operating revenues	$13,109	$3,664	$5,273	$706	$997	$2,538

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Three Months Ended June 30, 2023
Operating revenues
Retail electric revenues
Residential	$1,647	$648	$928	$71	$—	$—
Commercial	1,370	465	830	75	—	—
Industrial	864	429	353	82	—	—
Other	27	3	22	2	—	—
Total retail electric revenues	3,908	1,545	2,133	230	—	—
Natural gas distribution revenues
Residential	330	—	—	—	—	330
Commercial	82	—	—	—	—	82
Transportation	284	—	—	—	—	284
Industrial	6	—	—	—	—	6
Other	51	—	—	—	—	51
Total natural gas distribution revenues	753	—	—	—	—	753
Wholesale electric revenues
PPA energy revenues	253	58	24	2	175	—
PPA capacity revenues	149	44	13	2	91	—
Non-PPA revenues	61	12	6	70	83	—
Total wholesale electric revenues	463	114	43	74	349	—
Other natural gas revenues
Gas marketing services	73	—	—	—	—	73
Other	8	—	—	—	—	8
Total other natural gas revenues	81	—	—	—	—	81
Other revenues	327	43	145	10	16	—
Total revenue from contracts with customers	5,532	1,702	2,321	314	365	834
Other revenue sources(*)	216	(13)	70	(3)	160	18
Total operating revenues	$5,748	$1,689	$2,391	$311	$525	$852

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Six Months Ended June 30, 2023
Operating revenues
Retail electric revenues
Residential	$3,174	$1,308	$1,730	$136	$—	$—
Commercial	2,619	894	1,582	143	—	—
Industrial	1,653	827	666	160	—	—
Other	54	6	44	4	—	—
Total retail electric revenues	7,500	3,035	4,022	443	—	—
Natural gas distribution revenues
Residential	1,226	—	—	—	—	1,226
Commercial	314	—	—	—	—	314
Transportation	603	—	—	—	—	603
Industrial	29	—	—	—	—	29
Other	168	—	—	—	—	168
Total natural gas distribution revenues	2,340	—	—	—	—	2,340
Wholesale electric revenues
PPA energy revenues	534	129	35	5	376	—
PPA capacity revenues	341	105	25	34	179	—
Non-PPA revenues	98	32	10	178	187	—
Total wholesale electric revenues	973	266	70	217	742	—
Other natural gas revenues
Gas marketing services	304	—	—	—	—	304
Other	20	—	—	—	—	20
Total other natural gas revenues	324	—	—	—	—	324
Other revenues	640	103	276	22	27	—
Total revenue from contracts with customers	11,777	3,404	4,368	682	769	2,664
Other revenue sources(*)	451	(68)	199	20	264	64
Total operating revenues	$12,228	$3,336	$4,567	$702	$1,033	$2,728
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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Contract Balances
The following table reflects the closing balances of receivables, contract assets, and contract liabilities related to revenues from contracts with customers at June 30, 2024 and December 31, 2023:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Accounts Receivable
At June 30, 2024	$3,090	$864	$1,448	$102	$141	$387
At December 31, 2023	2,820	821	1,011	90	122	684
Contract Assets
At June 30, 2024	$304	$—	$130	$—	$—	$67
At December 31, 2023	271	2	121	—	—	56
Contract Liabilities
At June 30, 2024	$235	$2	$42	$—	$1	$—
At December 31, 2023	116	—	1	—	4	—
Contract assets for Georgia Power primarily relate to retail customer fixed bill programs, where the payment is contingent upon Georgia Power's continued performance and the customer's continued participation in the program over a one-year contract term, and unregulated service agreements, where payment is contingent on project completion. Contract liabilities for Georgia Power primarily relate to cash collections recognized in advance of revenue for unregulated service agreements. Southern Company Gas' contract assets relate to work performed on an energy efficiency enhancement and upgrade contract with the U.S. General Services Administration. Southern Company Gas receives cash advances from a third-party financial institution to fund work performed, of which approximately $68 million had been received at June 30, 2024. These advances have been accounted for as long-term debt on the balance sheets. See Note 1 to the financial statements under "Affiliate Transactions" in Item 8 of the Form 10-K for additional information regarding the construction contract. At June 30, 2024 and December 31, 2023, Southern Company's unregulated distributed generation business had contract assets of $118 million and $91 million, respectively, and contract liabilities of $190 million and $115 million, respectively, for outstanding performance obligations, all of which are expected to be satisfied within one year.
Revenues recognized in the three and six months ended June 30, 2024, which were included in contract liabilities at December 31, 2023, were $52 million and $77 million, respectively, for Southern Company and immaterial for the other Registrants. Contract liabilities are primarily classified as current on the balance sheets as the corresponding revenues are generally expected to be recognized within one year.
Remaining Performance Obligations
Southern Company's subsidiaries may enter into long-term contracts with customers in which revenues are recognized as performance obligations are satisfied over the contract term. For the traditional electric operating companies and Southern Power, these contracts primarily relate to PPAs whereby electricity and generation capacity are provided to a customer. The revenue recognized for the delivery of electricity is variable; however, certain PPAs include a fixed payment for fixed generation capacity over the term of the contract. For Southern Company Gas, these contracts primarily relate to the U.S. General Services Administration contract described above. Southern Company's unregulated distributed generation business also has partially satisfied performance

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
obligations related to certain fixed price contracts. Revenues from contracts with customers related to these performance obligations remaining at June 30, 2024 are expected to be recognized as follows:

	2024 (remaining)	2025	2026	2027	2028	Thereafter
	(in millions)
Southern Company	$641	$931	$374	$336	$325	$2,180
Alabama Power	12	12	—	—	—	—
Georgia Power	41	57	21	17	17	17
Mississippi Power(*)	30	63	66	69	73	—
Southern Power(*)	196	312	299	306	297	2,169
Southern Company Gas	9	—	—	—	—	—
(*)Includes performance obligations related to affiliate PPAs with Georgia Power. See Note 1 to the financial statements under "Affiliate Transactions" in Item 8 of the Form 10-K for additional information.
Lease Income
Lease income for the three and six months ended June 30, 2024 and 2023 is as follows:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
For the Three Months Ended June 30, 2024
Lease income - interest income on sales-type leases	$7	$—	$—	$5	$2	$—
Lease income - operating leases	35	2	9	1	22	9
Variable lease income	129	—	—	—	139	—
Total lease income	$171	$2	$9	$6	$163	$9

For the Six Months Ended June 30, 2024
Lease income - interest income on sales-type leases	$14	$—	$—	$9	$5	$—
Lease income - operating leases	71	5	16	2	43	18
Variable lease income	201	—	—	—	218	—
Total lease income	$286	$5	$16	$11	$266	$18

For the Three Months Ended June 30, 2023
Lease income - interest income on sales-type leases	$6	$—	$—	$4	$2	$—
Lease income - operating leases	42	11	7	1	21	9
Variable lease income	123	—	—	—	132	—
Total lease income	$171	$11	$7	$5	$155	$9

For the Six Months Ended June 30, 2023
Lease income - interest income on sales-type leases	$12	$—	$—	$7	$5	$—
Lease income - operating leases	92	29	14	2	42	18
Variable lease income	192	—	—	—	207	—
Total lease income	$296	$29	$14	$9	$254	$18
Lease payments received under tolling arrangements and PPAs consist of either scheduled payments or variable payments based on the amount of energy produced by the underlying electric generating units. Lease income related to PPAs is included in wholesale revenues for Alabama Power, Georgia Power, and Southern Power.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
(E) CONSOLIDATED ENTITIES AND EQUITY METHOD INVESTMENTS
See Note 7 to the financial statements in Item 8 of the Form 10-K for additional information.
Southern Company
At June 30, 2024 and December 31, 2023, Southern Holdings had equity method investments totaling $130 million and $126 million, respectively, primarily related to investments in venture capital funds focused on energy and utility investments. Earnings from these investments were immaterial for all periods presented.
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
SP Solar and SP Wind
At June 30, 2024 and December 31, 2023, SP Solar had total assets of $5.6 billion, total liabilities of $372 million and $399 million, respectively, and noncontrolling interests of $1.0 billion. Cash distributions from SP Solar are allocated 67% to Southern Power and 33% to the limited partner in accordance with their partnership interest percentage. Under the terms of the limited partnership agreement, distributions without limited partner consent are limited to available cash and SP Solar is obligated to distribute all such available cash to its partners each quarter. Available cash includes all cash generated in the quarter subject to the maintenance of appropriate operating reserves.
At June 30, 2024 and December 31, 2023, SP Wind had total assets of $2.1 billion, total liabilities of $185 million and $187 million, respectively, and noncontrolling interests of $37 million and $38 million, respectively. Under the terms of the limited liability agreement, distributions without Class A member consent are limited to available cash and SP Wind is obligated to distribute all such available cash to its members each quarter. Available cash includes all cash generated in the quarter subject to the maintenance of appropriate operating reserves. Cash distributions from SP Wind are generally allocated 60% to Southern Power and 40% to the three financial investors in accordance with the limited liability agreement.
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
At June 30, 2024 and December 31, 2023, the other VIEs had total assets of $1.7 billion, total liabilities of $237 million and $230 million, respectively, and noncontrolling interests of $725 million and $761 million, respectively. Under the terms of the partnership agreements, distributions of all available cash are required each month or quarter and additional distributions require partner consent.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Southern Company Gas
Equity Method Investments
The carrying amounts of Southern Company Gas' equity method investments at June 30, 2024 and December 31, 2023 were as follows:

Investment Balance	June 30, 2024	December 31, 2023
	(in millions)
SNG	$1,213	$1,202
Other	33	33
Total	$1,246	$1,235
The earnings from Southern Company Gas' equity method investment related to SNG were $32 million and $28 million for the three months ended June 30, 2024 and 2023, respectively, and $76 million and $72 million for the six months ended June 30, 2024 and 2023, respectively. The earnings from Southern Company Gas' other equity method investments were immaterial for all periods presented.
(F) FINANCING AND LEASES
Bank Credit Arrangements
See Note 8 to the financial statements under "Bank Credit Arrangements" in Item 8 of the Form 10-K for additional information.
At June 30, 2024, committed credit arrangements with banks were as follows:

	Expires
Company	2025	2026	2027	2029	Total	Unused	Expires within One Year
	(in millions)
Southern Company parent(a)	$150	$—	$—	$1,850	$2,000	$1,998	$150
Alabama Power	—	650	—	700	1,350	1,350	—
Georgia Power	300	—	—	1,750	2,050	2,026	300
Mississippi Power	—	—	275	—	275	275	—
Southern Power(a)(b)	—	—	—	600	600	600	—
Southern Company Gas(c)	100	—	—	1,500	1,600	1,598	100
SEGCO	30	—	—	—	30	30	30
Southern Company	$580	$650	$275	$6,400	$7,905	$7,877	$580
(a)Arrangement expiring in 2029 represents a $2.45 billion combined arrangement for Southern Company and Southern Power as borrowers. Pursuant to the combined facility, the allocations between Southern Company and Southern Power may be adjusted.
(b)Does not include Southern Power Company's $75 million and $100 million continuing letter of credit facilities for standby letters of credit, expiring in 2025 and 2026, respectively, of which $10 million and $11 million, respectively, was unused at June 30, 2024. Southern Power's subsidiaries are not parties to its bank credit arrangements or letter of credit facilities.
(c)Southern Company Gas, as the parent entity, guarantees the obligations of Southern Company Gas Capital, which is the borrower of $800 million of the credit arrangement expiring in 2029. Southern Company Gas' committed credit arrangement expiring in 2029 also includes $700 million for which Nicor Gas is the borrower and which is restricted for working capital needs of Nicor Gas. Pursuant to the multi-year credit arrangement expiring in 2029, the allocations between Southern Company Gas Capital and Nicor Gas may be adjusted. Nicor Gas is also the borrower under a $100 million credit arrangement expiring in 2025.
As reflected in the table above, in March 2024, Mississippi Power amended and restated a $125 million multi-year credit arrangement, which, among other things, extended the maturity date from 2025 to 2027. In May 2024, (i) Alabama Power, Georgia Power, and Southern Company Gas Capital, along with Nicor Gas, extended the maturity

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
dates of certain of their multi-year credit arrangements from 2028 to 2029; (ii) Southern Company and Southern Power extended the maturity date of their combined multi-year credit arrangement from 2028 to 2029; (iii) Southern Company, Nicor Gas, and SEGCO amended their credit arrangements aggregating $150 million, $100 million, and $30 million, respectively, which extended the maturity dates from 2024 to 2025; and (iv) Georgia Power entered into two new credit arrangements aggregating $300 million, which mature in 2025. In June 2024, Mississippi Power amended certain of its multi-year credit arrangements aggregating $150 million, which extended the maturity dates from 2026 to 2027.
Subject to applicable market conditions, Southern Company and its subsidiaries expect to renew or replace their bank credit arrangements as needed, prior to expiration. In connection therewith, Southern Company and its subsidiaries may extend the maturity dates and/or increase or decrease the lending commitments thereunder.
These bank credit arrangements, as well as the term loan arrangements of the Registrants, Nicor Gas, and SEGCO, contain covenants that limit debt levels and contain cross-acceleration provisions to other indebtedness (including guarantee obligations) that are restricted only to the indebtedness of the individual company. The cross-acceleration provisions to other indebtedness would trigger an event of default if the applicable borrower defaulted on indebtedness, the payment of which was then accelerated. At June 30, 2024, the Registrants, Nicor Gas, and SEGCO were in compliance with all such covenants. None of the bank credit arrangements contain material adverse change clauses at the time of borrowings.
A portion of the unused credit with banks is allocated to provide liquidity support to certain revenue bonds of the traditional electric operating companies and the commercial paper programs of the Registrants, Nicor Gas, and SEGCO. At June 30, 2024, outstanding variable rate demand revenue bonds of the traditional electric operating companies with allocated liquidity support totaled approximately $1.7 billion (comprised of approximately $796 million at Alabama Power, $819 million at Georgia Power, and $69 million at Mississippi Power). In addition, at June 30, 2024, Alabama Power and Georgia Power had approximately $207 million and $100 million, respectively, of fixed rate revenue bonds outstanding that are required to be remarketed within the next 12 months. Alabama Power's $207 million of fixed rate revenue bonds are classified as securities due within one year on its balance sheets as they are not covered by long-term committed credit. All other variable rate demand revenue bonds and fixed rate revenue bonds required to be remarketed within the next 12 months are classified as long-term debt on the balance sheets as a result of available long-term committed credit.
Convertible Senior Notes
In May 2024, Southern Company issued $1.5 billion aggregate principal amount of Series 2024A 4.50% Convertible Senior Notes due June 15, 2027 (Series 2024A Convertible Senior Notes).
Interest on the Series 2024A Convertible Senior Notes is payable semiannually, beginning December 15, 2024. The Series 2024A Convertible Senior Notes will mature on June 15, 2027, unless earlier converted or repurchased, but are not redeemable at the option of Southern Company. The Series 2024A Convertible Senior Notes are direct, unsecured, and unsubordinated obligations of Southern Company, ranking equally with all of Southern Company's other unsecured and unsubordinated indebtedness from time to time outstanding, and are effectively subordinated to all secured indebtedness of Southern Company.
Holders may convert their Series 2024A Convertible Senior Notes at their option prior to the close of business on the business day preceding March 15, 2027, but only under the following circumstances:
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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
•during the five business day period after any 10 consecutive trading day period (Measurement Period) in which the trading price per $1,000 principal amount of Series 2024A Convertible Senior Notes for each trading day of the Measurement Period was less than 98% of the product of the last reported sale price of the common stock and the conversion rate on each such trading day; or
•upon the occurrence of certain corporate events specified in the indenture governing the Series 2024A Convertible Senior Notes.
On or after March 15, 2027, a holder may convert all or any portion of its Series 2024A Convertible Senior Notes at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date regardless of the foregoing conditions.
Southern Company will settle conversions of the Series 2024A Convertible Senior Notes by paying cash up to the aggregate principal amount of the Series 2024A Convertible Senior Notes to be converted and paying or delivering, as the case may be, cash, shares of common stock, or a combination of cash and shares of common stock, at Southern Company's election, in respect of the remainder, if any, of Southern Company's conversion obligation in excess of the aggregate principal amount of the Series 2024A Convertible Senior Notes being converted. The Series 2024A Convertible Senior Notes are initially convertible at a rate of 10.8166 shares of common stock per $1,000 principal amount converted, which is approximately equal to $92.45 per share of common stock. The conversion rate will be subject to adjustment upon the occurrence of certain specified events but will not be adjusted for accrued and unpaid interest. In addition, upon the occurrence of a make-whole fundamental change (as defined in the indenture governing the Series 2024A Convertible Senior Notes), Southern Company will, in certain circumstances, increase the conversion rate by a number of additional shares of common stock for conversions in connection with the make-whole fundamental change.
Upon the occurrence of a fundamental change (as defined in the indenture governing the Series 2024A Convertible Senior Notes), holders of the Series 2024A Convertible Senior Notes may require Southern Company to purchase all or a portion of their Series 2024A Convertible Senior Notes, in principal amounts equal to $1,000 or an integral multiple thereof, for cash at a price equal to 100% of the principal amount of the Series 2024A Convertible Senior Notes to be purchased plus any accrued and unpaid interest.
Earnings per Share
For Southern Company, the only difference in computing basic and diluted earnings per share (EPS) is attributable to awards outstanding under stock-based compensation plans and the Series 2023A convertible senior notes and Series 2024A Convertible Senior Notes. EPS dilution resulting from stock-based compensation plans is determined using the treasury stock method, and EPS dilution resulting from the Series 2023A convertible senior notes and Series 2024A Convertible Senior Notes is determined using the net share settlement method. See "Convertible Senior Notes" herein and Note 8 to the financial statements under "Convertible Senior Notes" and Note 12 to the financial statements in Item 8 of the Form 10-K for additional information. Shares used to compute diluted EPS were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
As reported shares	1,096	1,092	1,095	1,092
Effect of stock-based compensation	6	6	6	6
Diluted shares	1,102	1,098	1,101	1,098
For the three and six months ended June 30, 2024, there were no anti-dilutive shares. For the three and six months ended June 30, 2023, an immaterial number of stock-based compensation awards was excluded from the diluted EPS calculation because the awards were anti-dilutive.
For all periods presented, there was no dilution resulting from the Series 2023A convertible senior notes or Series 2024A Convertible Senior Notes.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Georgia Power Lease Modification
See Note 9 to the financial statements in Item 8 of the Form 10-K for information on Georgia Power's leases. In June 2024, Georgia Power recognized a lease modification related to an existing affiliate PPA with Southern Power which converted from an operating lease to a finance lease upon its approval by the FERC. As a result, Georgia Power removed from its balance sheet operating lease right-of-use assets, net of amortization of $8 million and lease obligations of $10 million maturing through 2025 and recorded finance lease right-of-use assets of $44 million and lease obligations of $45 million maturing through 2035. See Note (B) under "Georgia Power – Integrated Resource Plans" for additional information.
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
Southern Company
Southern Company's effective tax rate was 18.5% for the six months ended June 30, 2024 compared to 10.7% for the corresponding period in 2023. The effective tax rate increase was primarily due to a decrease in the flowback of certain excess deferred income taxes at Alabama Power, higher pre-tax earnings, and an increase in the valuation allowance on certain state tax credit carryforwards at Georgia Power, partially offset by an increase in PTCs and the recognition of certain state tax positions from amended returns primarily at Georgia Power. See "Unrecognized Tax Benefits" herein for additional information.
Alabama Power
Alabama Power's effective tax rate was 21.0% for the six months ended June 30, 2024 compared to 3.9% for the corresponding period in 2023. The effective tax rate increase was primarily due to a decrease in the flowback of certain excess deferred income taxes.
Georgia Power
Georgia Power's effective tax rate was 18.4% for the six months ended June 30, 2024 compared to 15.8% for the corresponding period in 2023. The effective tax rate increase was primarily due to higher pre-tax earnings and an increase in the valuation allowance on certain state tax credit carryforwards, partially offset by an increase in PTCs and the recognition of certain state tax positions from amended returns. See "Unrecognized Tax Benefits" herein for additional information.
Mississippi Power
Mississippi Power's effective tax rate was 18.4% for the six months ended June 30, 2024 compared to 15.2% for the corresponding period in 2023. The effective tax rate increase was primarily due to a decrease in the flowback of certain excess deferred income taxes.
Unrecognized Tax Benefits
Southern Company's and Georgia Power's unrecognized tax positions balances at June 30, 2024 were $73 million and $34 million, respectively, compared to $116 million and $77 million, respectively, at December 31, 2023. The decreases from prior periods are primarily related to the 2019 and 2020 amended state filing positions related to tax credit utilization and decreased Southern Company's and Georgia Power's effective tax rates.

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
On each Registrant's condensed statements of income, the service cost component of net periodic benefit costs is included in other operations and maintenance expenses and all other components of net periodic benefit costs are included in other income (expense), net. Components of the net periodic benefit costs for the three and six months ended June 30, 2024 and 2023 are presented in the following tables.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Three Months Ended June 30, 2024
Pension Plans
Service cost	$73	$17	$17	$3	$1	$7
Interest cost	158	37	48	7	2	11
Expected return on plan assets	(315)	(76)	(98)	(15)	(4)	(21)
Amortization:
Prior service costs	—	—	1	—	—	(1)
Regulatory asset	—	—	—	—	—	4
Net loss	13	4	4	2	1	—
Net periodic pension income	$(71)	$(18)	$(28)	$(3)	$—	$—

Postretirement Benefits
Service cost	$3	$1	$1	$—	$—	$—
Interest cost	17	4	5	—	—	2
Expected return on plan assets	(22)	(8)	(8)	—	—	(2)
Amortization:
Regulatory asset	—	—	—	—	—	2
Net gain	(4)	(2)	—	—	—	(1)
Net periodic postretirement benefit cost (income)	$(6)	$(5)	$(2)	$—	$—	$1

Six Months Ended June 30, 2024
Pension Plans
Service cost	$146	$34	$35	$6	$3	$14
Interest cost	317	74	96	14	4	21
Expected return on plan assets	(631)	(153)	(197)	(29)	(8)	(43)
Amortization:
Prior service costs	—	—	1	—	—	(1)
Regulatory asset	—	—	—	—	—	8
Net loss	27	8	9	2	1	—
Net periodic pension income	$(141)	$(37)	$(56)	$(7)	$—	$(1)

Postretirement Benefits
Service cost	$7	$2	$2	$—	$—	$—
Interest cost	33	8	11	1	—	4
Expected return on plan assets	(44)	(17)	(16)	—	—	(4)
Amortization:
Prior service costs	1	—	—	—	—	—
Regulatory asset	—	—	—	—	—	3
Net gain	(8)	(2)	(1)	(1)	—	(3)
Net periodic postretirement benefit income	$(11)	$(9)	$(4)	$—	$—	$—

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Three Months Ended June 30, 2023
Pension Plans
Service cost	$69	$16	$17	$3	$1	$6
Interest cost	157	36	47	7	2	11
Expected return on plan assets	(308)	(74)	(96)	(14)	(4)	(22)
Amortization:
Prior service costs	—	—	1	—	—	(1)
Regulatory asset	—	—	—	—	—	4
Net (gain)/loss	8	3	3	—	—	(1)
Net periodic pension income	$(74)	$(19)	$(28)	$(4)	$(1)	$(3)

Postretirement Benefits
Service cost	$3	$1	$1	$—	$—	$—
Interest cost	17	4	7	1	—	2
Expected return on plan assets	(20)	(9)	(8)	—	—	(2)
Amortization:
Prior service costs	1	—	—	—	—	—
Regulatory asset	—	—	—	—	—	2
Net gain	(3)	—	(1)	—	—	(1)
Net periodic postretirement benefit cost (income)	$(2)	$(4)	$(1)	$1	$—	$1

Six Months Ended June 30, 2023
Pension Plans
Service cost	$138	$32	$34	$6	$3	$12
Interest cost	313	72	95	14	4	21
Expected return on plan assets	(615)	(148)	(192)	(28)	(8)	(44)
Amortization:
Prior service costs	—	—	1	—	—	(1)
Regulatory asset	—	—	—	—	—	8
Net (gain) loss	16	5	6	—	—	(2)
Net periodic pension income	$(148)	$(39)	$(56)	$(8)	$(1)	$(6)

Postretirement Benefits
Service cost	$7	$2	$2	$—	$—	$—
Interest cost	35	8	13	2	—	4
Expected return on plan assets	(41)	(17)	(15)	(1)	—	(3)
Amortization:
Prior service costs	1	—	—	—	—	—
Regulatory asset	—	—	—	—	—	3
Net gain	(6)	(1)	(2)	—	—	(2)
Net periodic postretirement benefit cost (income)	$(4)	$(8)	$(2)	$1	$—	$2

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
(I) FAIR VALUE MEASUREMENTS
At June 30, 2024, assets and liabilities measured at fair value on a recurring basis during the period, together with their associated level of the fair value hierarchy, were as follows:

	Fair Value Measurements Using:
At June 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value as a Practical Expedient (NAV)	Total
	(in millions)
Southern Company
Assets:
Energy-related derivatives(a)	$5	$62	$—	$—	$67
Interest rate derivatives	—	1	—	—	1
Investments in trusts:(b)
Domestic equity	794	245	—	—	1,039
Foreign equity	155	180	—	—	335
U.S. Treasury and government agency securities	—	362	—	—	362
Municipal bonds	—	48	—	—	48
Pooled funds – fixed income	—	7	—	—	7
Corporate bonds	—	434	—	—	434
Mortgage and asset backed securities	—	106	—	—	106
Private equity	—	—	—	178	178
Cash and cash equivalents	1	—	—	—	1
Other	40	4	—	9	53
Cash equivalents and restricted cash	447	17	—	—	464
Other investments	9	24	8	—	41
Total	$1,451	$1,490	$8	$187	$3,136
Liabilities:
Energy-related derivatives(a)	$17	$213	$—	$—	$230
Interest rate derivatives	—	295	—	—	295
Foreign currency derivatives	—	178	—	—	178
Contingent consideration	3	—	16	—	19
Other	—	13	9	—	22
Total	$20	$699	$25	$—	$744

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Fair Value Measurements Using:
At June 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value as a Practical Expedient (NAV)	Total
	(in millions)
Alabama Power
Assets:
Energy-related derivatives	$—	$22	$—	$—	$22
Nuclear decommissioning trusts:(b)
Domestic equity	433	237	—	—	670
Foreign equity	155	—	—	—	155
U.S. Treasury and government agency securities	—	22	—	—	22
Municipal bonds	—	1	—	—	1
Corporate bonds	—	267	—	—	267
Mortgage and asset backed securities	—	28	—	—	28
Private equity	—	—	—	178	178
Other	8	1	—	9	18
Cash equivalents and restricted cash	13	17	—	—	30
Other investments	—	24	—	—	24
Total	$609	$619	$—	$187	$1,415
Liabilities:
Energy-related derivatives	$—	$73	$—	$—	$73

Georgia Power
Assets:
Energy-related derivatives	$—	$14	$—	$—	$14
Nuclear decommissioning trusts:(b)
Domestic equity	361	1	—	—	362
Foreign equity	—	179	—	—	179
U.S. Treasury and government agency securities	—	340	—	—	340
Municipal bonds	—	47	—	—	47
Corporate bonds	—	167	—	—	167
Mortgage and asset backed securities	—	78	—	—	78
Other	32	3	—	—	35
Total	$393	$829	$—	$—	$1,222
Liabilities:
Energy-related derivatives	$—	$78	$—	$—	$78

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Fair Value Measurements Using:
At June 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value as a Practical Expedient (NAV)	Total
	(in millions)
Mississippi Power
Assets:
Energy-related derivatives	$—	$16	$—	$—	$16
Liabilities:
Energy-related derivatives	$—	$47	$—	$—	$47

Southern Power
Assets:
Energy-related derivatives	$—	$4	$—	$—	$4
Liabilities:
Energy-related derivatives	$—	$3	$—	$—	$3
Foreign currency derivatives	—	30	—	—	30
Contingent consideration	3	—	16	—	19
Other	—	13	9	—	22
Total	$3	$46	$25	$—	$74

Southern Company Gas
Assets:
Energy-related derivatives(a)	$5	$6	$—	$—	$11
Interest rate derivatives	—	1	—	—	1
Non-qualified deferred compensation trusts:
Domestic equity	—	7	—	—	7
Foreign equity	—	1	—	—	1
Pooled funds – fixed income	—	7	—	—	7
Cash and cash equivalents	1	—	—	—	1
Total	$6	$22	$—	$—	$28
Liabilities:
Energy-related derivatives(a)	$17	$12	$—	$—	$29
Interest rate derivatives	—	89	—	—	89
Total	$17	$101	$—	$—	$118
(a)Excludes cash collateral of $24 million.
(b)Excludes receivables related to investment income, pending investment sales, payables related to pending investment purchases, and currencies. See Note 6 to the financial statements in Item 8 of the Form 10-K for additional information.
Southern Company, Alabama Power, and Georgia Power continue to elect the option to fair value investment securities held in the nuclear decommissioning trust funds. The fair value of the funds, including reinvested interest and dividends and excluding the funds' expenses, increased (decreased) by the amounts shown in the table below for

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
the three and six months ended June 30, 2024 and 2023. The changes were recorded as a change to the regulatory assets and liabilities related to AROs for Georgia Power and Alabama Power, respectively.

	Three Months Ended		Six Months Ended
Fair value increases (decreases)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(in millions)
Southern Company	$32	$132	$135	$228
Alabama Power	19	58	87	103
Georgia Power	13	74	48	125
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
Southern Power has contingent payment obligations related to two of its acquisitions whereby it is primarily obligated to make generation-based payments to the seller, commencing at the commercial operation of each facility and continuing through 2026 and 2036, respectively. The obligations are primarily categorized as Level 3 under Fair Value Measurements as the fair value is determined using significant unobservable inputs for the forecasted facility's generation in MW-hours, as well as other inputs such as a fixed dollar amount per MW-hour, and a discount rate. The fair value of the obligations reflects the net present value of expected payments and any periodic change arising from forecasted generation is expected to be immaterial.
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
At June 30, 2024, the fair value measurements of private market investments held in Alabama Power's nuclear decommissioning trusts that are calculated at net asset value per share (or its equivalent) as a practical expedient totaled $187 million and unfunded commitments related to the private market investments totaled $89 million. Private market investments include high-quality private equity funds across several market sectors, funds that invest in real estate assets, and a private credit fund. Private market funds do not have redemption rights. Distributions from these funds will be received as the underlying investments in the funds are liquidated.
At June 30, 2024, other financial instruments for which the carrying amount did not equal fair value were as follows:

	Southern Company(*)	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas(*)
	(in billions)
Long-term debt, including securities due within one year:
Carrying amount	$62.4	$11.2	$17.8	$1.7	$2.7	$7.8
Fair value	56.7	9.7	16.0	1.5	2.5	6.6
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
At June 30, 2024, the net volume of energy-related derivative contracts for natural gas positions, together with the longest hedge date over which the respective entity is hedging its exposure to the variability in future cash flows for forecasted transactions and the longest non-hedge date for derivatives not designated as hedges, were as follows:

	Net Purchased mmBtu	Longest Hedge Date	Longest Non-Hedge Date
	(in millions)
Southern Company(*)	464	2030	2028
Alabama Power	124	2027	2024
Georgia Power	132	2027	2024
Mississippi Power	107	2028	2024
Southern Power	7	2030	2024
Southern Company Gas(*)	94	2027	2028
(*)Southern Company Gas' derivative instruments include both long and short natural gas positions. A long position is a contract to purchase natural gas and a short position is a contract to sell natural gas. Southern Company Gas' volume represents the net of 103 million mmBtu long natural gas positions and 9 million mmBtu short natural gas positions at June 30, 2024, which is also included in Southern Company's total volume.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
In addition to the volumes discussed above, the traditional electric operating companies and Southern Power enter into physical natural gas supply contracts that provide the option to sell back excess natural gas due to operational constraints. The maximum expected volume of natural gas subject to such a feature is 11 million mmBtu for Southern Company, which includes 3 million mmBtu for Alabama Power, 4 million mmBtu for Georgia Power, 2 million mmBtu for Mississippi Power, and 2 million mmBtu for Southern Power.
For cash flow hedges of energy-related derivatives, the estimated pre-tax losses expected to be reclassified from accumulated OCI to earnings for the 12-month period ending June 30, 2025 are $12 million for Southern Company and immaterial for Southern Power and Southern Company Gas.
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
At June 30, 2024, the following interest rate derivatives were outstanding:

	Notional Amount	Weighted Average Interest Rate Paid	Interest Rate Received	Hedge Maturity Date	Fair Value Gain (Loss) at June 30, 2024
	(in millions)				(in millions)
Cash Flow Hedges of Forecasted Debt
Southern Company Gas	$100	4.30%	N/A	September 2024	$1
Fair Value Hedges of Existing Debt
Southern Company parent	400	1-month SOFR + 0.80%	1.75%	March 2028	(50)
Southern Company parent	1,000	1-month SOFR + 2.48%	3.70%	April 2030	(157)
Southern Company Gas	500	1-month SOFR + 0.49%	1.75%	January 2031	(89)
Southern Company	$2,000				$(295)
For cash flow hedges of interest rate derivatives, the estimated pre-tax gains and (losses) expected to be reclassified from accumulated OCI to interest expense for the 12-month period ending June 30, 2025 are $(15) million for Southern Company and immaterial for the traditional electric operating companies and Southern Company Gas. Deferred gains and losses related to interest rate derivatives are expected to be amortized into earnings through 2054 for Southern Company, Georgia Power, and Mississippi Power, 2052 for Alabama Power, and 2046 for Southern Company Gas.
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
At June 30, 2024, the following foreign currency derivatives were outstanding:

	Pay Notional	Pay Rate	Receive Notional	Receive Rate	Hedge Maturity Date	Fair Value Gain (Loss) at June 30, 2024
	(in millions)		(in millions)			(in millions)
Cash Flow Hedges of Existing Debt
Southern Power	$564	3.78%	€500	1.85%	June 2026	$(30)
Fair Value Hedges of Existing Debt
Southern Company parent	1,476	3.39%	1,250	1.88%	September 2027	(148)
Southern Company	$2,040		€1,750			$(178)
For cash flow hedges of foreign currency derivatives, the estimated pre-tax losses expected to be reclassified from accumulated OCI to earnings for the 12-month period ending June 30, 2025 are $11 million for Southern Power.
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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The fair value of energy-related derivatives, interest rate derivatives, and foreign currency derivatives was reflected in the balance sheets as follows:

	At June 30, 2024		At December 31, 2023
Derivative Category and Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
	(in millions)		(in millions)
Southern Company
Energy-related derivatives designated as hedging instruments for regulatory purposes
Other current assets/Liabilities from risk management activities, net of collateral	$26	$139	$12	$198
Other current assets/Other deferred credits and liabilities	34	75	31	117
Total derivatives designated as hedging instruments for regulatory purposes	60	214	43	315
Derivatives designated as hedging instruments in cash flow and fair value hedges
Energy-related derivatives:
Other current assets/Liabilities from risk management activities, net of collateral	1	13	—	29
Other deferred charges and assets/Other deferred credits and liabilities	4	1	3	4
Interest rate derivatives:
Other current assets/Liabilities from risk management activities, net of collateral	1	77	—	74
Other deferred charges and assets/Other deferred credits and liabilities	—	219	—	190
Foreign currency derivatives:
Other current assets/Liabilities from risk management activities, net of collateral	—	35	—	34
Other deferred charges and assets/Other deferred credits and liabilities	—	143	—	88
Total derivatives designated as hedging instruments in cash flow and fair value hedges	6	488	3	419
Energy-related derivatives not designated as hedging instruments
Other current assets/Liabilities from risk management activities, net of collateral	1	2	8	8
Other deferred charges and assets/Other deferred credits and liabilities	1	—	1	2
Total derivatives not designated as hedging instruments	2	2	9	10
Gross amounts recognized	68	704	55	744
Gross amounts offset(a)	(38)	(62)	(23)	(85)
Net amounts recognized in the Balance Sheets(b)	$30	$642	$32	$659

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	At June 30, 2024		At December 31, 2023
Derivative Category and Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
	(in millions)		(in millions)
Alabama Power(c)
Energy-related derivatives designated as hedging instruments for regulatory purposes
Other current assets/Other current liabilities	$12	$48	$6	$69
Other deferred charges and assets/Other deferred credits and liabilities	10	25	9	41
Total derivatives designated as hedging instruments for regulatory purposes	22	73	15	110
Gross amounts offset	(13)	(13)	(10)	(10)
Net amounts recognized in the Balance Sheets	$9	$60	$5	$100

Georgia Power
Energy-related derivatives designated as hedging instruments for regulatory purposes
Other current assets/Other current liabilities	$3	$56	$2	$82
Other deferred charges and assets/Other deferred credits and liabilities	11	22	10	42
Total derivatives designated as hedging instruments for regulatory purposes	14	78	12	124
Energy-related derivatives not designated as hedging instruments
Other current assets/Other current liabilities	—	—	1	—
Gross amounts recognized	14	78	13	124
Gross amounts offset	(13)	(13)	(11)	(11)
Net amounts recognized in the Balance Sheets	$1	$65	$2	$113

Mississippi Power(c)
Energy-related derivatives designated as hedging instruments for regulatory purposes
Other current assets/Other current liabilities	$4	$21	$3	$27
Other deferred charges and assets/Other deferred credits and liabilities	12	26	12	34
Total derivatives designated as hedging instruments for regulatory purposes	16	47	15	61
Gross amounts offset	(15)	(15)	(14)	(14)
Net amounts recognized in the Balance Sheets	$1	$32	$1	$47

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	At June 30, 2024		At December 31, 2023
Derivative Category and Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
	(in millions)		(in millions)
Southern Power
Derivatives designated as hedging instruments in cash flow and fair value hedges
Energy-related derivatives:
Other current assets/Other current liabilities	$—	$3	$—	$5
Other deferred charges and assets/Other deferred credits and liabilities	4	—	3	—
Foreign currency derivatives:
Other current assets/Other current liabilities	—	10	—	11
Other deferred charges and assets/Other deferred credits and liabilities	—	20	—	11
Total derivatives designated as hedging instruments in cash flow and fair value hedges	4	33	3	27
Gross amounts recognized	4	33	3	27
Net amounts recognized in the Balance Sheets	$4	$33	$3	$27

Southern Company Gas
Energy-related derivatives designated as hedging instruments for regulatory purposes
Other current assets/Other current liabilities	$7	$14	$1	$20
Other deferred charges and assets/Other deferred credits and liabilities	1	2	—	—
Total derivatives designated as hedging instruments for regulatory purposes	8	16	1	20
Derivatives designated as hedging instruments in cash flow and fair value hedges
Energy-related derivatives:
Other current assets/Other current liabilities	1	10	—	24
Other deferred charges and assets/Other deferred credits and liabilities	—	1	—	4
Interest rate derivatives:
Other current assets/Other current liabilities	1	20	—	20
Other deferred charges and assets/Other deferred credits and liabilities	—	69	—	59
Total derivatives designated as hedging instruments in cash flow and fair value hedges	2	100	—	107
Energy-related derivatives not designated as hedging instruments
Other current assets/Other current liabilities	1	2	7	8
Other deferred charges and assets/Other deferred credits and liabilities	1	—	1	2
Total derivatives not designated as hedging instruments	2	2	8	10
Gross amounts recognized	12	118	9	137
Gross amounts offset(a)	3	(21)	12	(50)
Net amounts recognized in the Balance Sheets(b)	$15	$97	$21	$87

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
(a)Gross amounts offset includes cash collateral held on deposit in broker margin accounts of $24 million and $62 million at June 30, 2024 and December 31, 2023, respectively.
(b)Net amounts of derivative instruments outstanding exclude immaterial premium and intrinsic value associated with weather derivatives at December 31, 2023. There were no such instruments at June 30, 2024.
(c)Energy-related derivatives not designated as hedging instruments were immaterial for Alabama Power, Mississippi Power, and Southern Power at June 30, 2024. There were no such instruments for Alabama Power and Mississippi Power and energy-related derivatives not designated as hedging instruments for Southern Power were immaterial at December 31, 2023.
At June 30, 2024 and December 31, 2023, the pre-tax effects of unrealized derivative gains (losses) arising from energy-related derivative instruments designated as regulatory hedging instruments and deferred were as follows:

Regulatory Hedge Unrealized Gain (Loss) Recognized in the Balance Sheet
Derivative Category and Balance Sheet Location	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Company Gas
	(in millions)
At June 30, 2024:
Energy-related derivatives:
Other regulatory assets, current	$(123)	$(45)	$(53)	$(17)	$(8)
Other regulatory assets, deferred	(42)	(15)	(12)	(15)	—
Other regulatory liabilities, current	14	8	—	1	5
Other regulatory liabilities, deferred	2	1	1	—	—
Total energy-related derivative gains (losses)	$(149)	$(51)	$(64)	$(31)	$(3)

At December 31, 2023:
Energy-related derivatives:
Other regulatory assets, current	$(180)	$(67)	$(80)	$(25)	$(8)
Other regulatory assets, deferred	(87)	(32)	(33)	(22)	—
Other regulatory liabilities, current	9	4	—	1	4
Other regulatory liabilities, deferred	1	—	1	—	—
Total energy-related derivative gains (losses)	$(257)	$(95)	$(112)	$(46)	$(4)

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
For the three and six months ended June 30, 2024 and 2023, the pre-tax effects of cash flow and fair value hedge accounting on accumulated OCI for the applicable Registrants were as follows:

Gain (Loss) Recognized in OCI on Derivatives	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Southern Company
Cash flow hedges:
Energy-related derivatives	$3	$(5)	$(5)	$(50)
Interest rate derivatives	1	3	24	(10)
Foreign currency derivatives	(6)	8	(20)	9
Fair value hedges(*):
Foreign currency derivatives	(4)	30	(4)	1
Total	$(6)	$36	$(5)	$(50)
Georgia Power
Cash flow hedges:
Interest rate derivatives	$—	$(1)	$16	$(3)
Mississippi Power
Cash flow hedges:
Interest rate derivatives	$—	$—	$7	$—
Southern Power
Cash flow hedges:
Energy-related derivatives	$1	$(2)	$—	$(13)
Foreign currency derivatives	(6)	8	(20)	9
Total	$(5)	$6	$(20)	$(4)
Southern Company Gas
Cash flow hedges:
Energy-related derivatives	$2	$(3)	$(5)	$(37)
Interest rate derivatives	1	3	1	4
Total	$3	$—	$(4)	$(33)
(*)Represents amounts excluded from the assessment of effectiveness for which the difference between changes in fair value and periodic amortization is recorded in OCI.
For the three and six months ended June 30, 2024 and 2023, the pre-tax effects of energy-related derivatives designated as cash flow hedging instruments on accumulated OCI were immaterial for Alabama Power and Mississippi Power.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
For the three and six months ended June 30, 2024 and 2023, the pre-tax effects of cash flow and fair value hedge accounting on income were as follows:

Location and Amount of Gain (Loss) Recognized in Income on Cash Flow and Fair Value Hedging Relationships	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)		(in millions)
Southern Company
Total cost of natural gas	$149	$199	$754	$1,097
Gain (loss) on energy-related cash flow hedges(a)	(7)	(9)	(30)	(29)
Total other operations and maintenance	1,409	1,489	2,881	2,929
Gain (loss) on energy-related cash flow hedges(a)	—	—	(1)	—
Total depreciation and amortization	1,182	1,112	2,327	2,222
Gain (loss) on energy-related cash flow hedges(a)	(1)	(4)	(2)	(13)
Total interest expense, net of amounts capitalized	(694)	(610)	(1,358)	(1,192)
Gain (loss) on interest rate cash flow hedges(a)	(4)	(5)	(8)	(9)
Gain (loss) on foreign currency cash flow hedges(a)	(3)	(2)	(6)	(5)
Gain (loss) on interest rate fair value hedges(b)	—	(45)	(31)	(3)
Total other income (expense), net	151	142	302	286
Gain (loss) on foreign currency cash flow hedges(a)(c)	(5)	—	(17)	10
Gain (loss) on foreign currency fair value hedges	(18)	29	21	26
Amount excluded from effectiveness testing recognized in earnings	5	(29)	5	(1)
Southern Power
Total depreciation and amortization	$127	$122	$245	$250
Gain (loss) on energy-related cash flow hedges(a)	(1)	(4)	(2)	(13)
Total interest expense, net of amounts capitalized	(30)	(33)	(59)	(66)
Gain (loss) on foreign currency cash flow hedges(a)	(3)	(2)	(6)	(5)
Total other income (expense), net	3	2	6	4
Gain (loss) on foreign currency cash flow hedges(a)(c)	(5)	—	(17)	10
Southern Company Gas
Total cost of natural gas	$149	$199	$754	$1,097
Gain (loss) on energy-related cash flow hedges(a)	(7)	(9)	(30)	(29)
Total other operations and maintenance	288	309	581	615
Gain (loss) on energy-related cash flow hedges(a)	—	—	(1)	—
Total interest expense, net of amounts capitalized	(83)	(73)	(167)	(150)
Gain (loss) on interest rate cash flow hedges(a)	—	—	—	(1)
Gain (loss) on interest rate fair value hedges(b)	(6)	(15)	(10)	(2)
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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
At June 30, 2024 and December 31, 2023, the following amounts were recorded on the balance sheets related to cumulative basis adjustments for fair value hedges:

	Carrying Amount of the Hedged Item		Cumulative Amount of Fair Value Hedging Adjustment included in Carrying Amount of the Hedged Item
Balance Sheet Location of Hedged Items	At June 30, 2024	At December 31, 2023	At June 30, 2024	At December 31, 2023
	(in millions)		(in millions)
Southern Company
Long-term debt	$(2,963)	$(3,024)	$254	$235

Southern Company Gas
Long-term debt	$(417)	$(427)	$80	$70
Pre-tax gains on energy-related derivatives not designated as hedging instruments were $16 million and $63 million for the three and six months ended June 30, 2024, respectively, and $16 million and $29 million for the three and six months ended June 30, 2023, respectively, and reflected in cost of natural gas on the statements of income of Southern Company and Southern Company Gas and were immaterial for the other Registrants for all periods presented.
Contingent Features
The Registrants do not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain derivatives that could require collateral, but not accelerated payment, in the event of various credit rating changes of certain Southern Company subsidiaries. Generally, collateral may be provided by a Southern Company guaranty, letter of credit, or cash. At June 30, 2024, the Registrants had no collateral posted with derivative counterparties to satisfy these arrangements.
For Southern Company, the fair value of foreign currency derivative liabilities and interest rate derivative liabilities with contingent features, and the maximum potential collateral requirements arising from the credit-risk-related contingent features at a rating below BBB- and/or Baa3, was $65 million at June 30, 2024. For Southern Power, the fair value of foreign currency derivative liabilities with contingent features, and the maximum potential collateral requirements arising from the credit-risk-related contingent features at a rating below BBB- and/or Baa3, was $15 million at June 30, 2024. For the traditional electric operating companies and Southern Power, energy-related derivative liabilities with contingent features and the maximum potential collateral requirements arising from the credit-risk-related contingent features, at a rating below BBB- and/or Baa3, were immaterial at June 30, 2024. The maximum potential collateral requirements arising from the credit-risk-related contingent features for the traditional electric operating companies and Southern Power include certain agreements that could require collateral in the event that one or more Southern Company power pool participants has a credit rating change to below investment grade.
Alabama Power and Southern Power maintain accounts with certain regional transmission organizations to facilitate financial derivative transactions and they may be required to post collateral based on the value of the positions in these accounts and the associated margin requirements. At June 30, 2024, cash collateral posted in these accounts was immaterial for Alabama Power and Southern Power. Southern Company Gas maintains accounts with brokers or the clearing houses of certain exchanges to facilitate financial derivative transactions. Based on the value of the positions in these accounts and the associated margin requirements, Southern Company Gas may be required to deposit cash into these accounts. At June 30, 2024, cash collateral held on deposit in broker margin accounts was $24 million.
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
Southern Power
Construction Projects
During the six months ended June 30, 2024, Southern Power completed construction of and placed in service the 150-MW South Cheyenne solar facility. In addition, Southern Power continued construction of the 200-MW first phase and the 180-MW second phase of the Millers Branch solar facility. Southern Power also committed to expand construction by an additional 90 MWs through a third phase of the Millers Branch solar project. At June 30, 2024, the total cost of construction incurred for the Millers Branch project was $117 million, which is primarily included in CWIP.

Project Facility	Resource	Approximate Nameplate Capacity (MW)	Location	Projected/ Actual COD	PPA Contract Period
Projects Completed During the Six Months Ended June 30, 2024
South Cheyenne	Solar	150	Laramie County, WY	Second quarter 2024	20 years
Projects Under Construction at June 30, 2024
Millers Branch(*)
Phase I	Solar	200	Haskell County, TX	Fourth quarter 2025	20 years
Phase II	Solar	180	Haskell County, TX	Second quarter 2026	15 years
Phase III	Solar	90	Haskell County, TX	Fourth quarter 2026	15 years
(*)The Millers Branch project includes an option to expand capacity up to a total of approximately 500 MWs.

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
Southern Company's reportable business segments are the sale of electricity by the traditional electric operating companies, the sale of electricity in the competitive wholesale market by Southern Power, and the sale of natural gas and other complementary products and services by Southern Company Gas. Revenues from sales by Southern Power to the traditional electric operating companies were $86 million and $179 million for the three and six months ended June 30, 2024, respectively and $116 million and $251 million for the three and six months ended June 30, 2023, respectively. Revenues from sales of natural gas from Southern Company Gas to the traditional electric operating companies and Southern Power were immaterial for all periods presented. The "All Other" column includes the Southern Company parent entity, which does not allocate operating expenses to business segments. Also, this category includes segments below the quantitative threshold for separate disclosure. These segments include providing distributed energy and resilience solutions and deploying microgrids for commercial, industrial, governmental, and utility customers, as well as investments in telecommunications. All other inter-segment revenues are not material.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Financial data for business segments and products and services for the three and six months ended June 30, 2024 and 2023 was as follows:

	Electric Utilities
	Traditional Electric Operating Companies	Southern Power	Eliminations	Total	Southern Company Gas	All Other	Eliminations	Consolidated
	(in millions)
Three Months Ended June 30, 2024
Operating revenues	$5,025	$524	$(93)	$5,456	$831	$222	$(46)	$6,463
Segment net income (loss)(a)(b)	1,192	86	—	1,278	108	(181)	(2)	1,203
Six Months Ended June 30, 2024
Operating revenues	$9,463	$997	$(189)	$10,271	$2,538	$383	$(83)	$13,109
Segment net income (loss)(a)(b)	2,012	182	—	2,194	517	(368)	(11)	2,332
At June 30, 2024
Goodwill	$—	$2	$—	$2	$5,015	$144	$—	$5,161
Total assets	102,528	12,764	(586)	114,706	25,055	2,828	(652)	141,937
Three Months Ended June 30, 2023
Operating revenues	$4,359	$525	$(120)	$4,764	$852	$180	$(48)	$5,748
Segment net income (loss)(a)(c)	823	85	—	908	85	(157)	2	838
Six Months Ended June 30, 2023
Operating revenues	$8,472	$1,033	$(258)	$9,247	$2,728	$346	$(93)	$12,228
Segment net income (loss)(a)(c)(d)	1,433	187	—	1,620	393	(311)	(2)	1,700
At December 31, 2023
Goodwill	$—	$2	$—	$2	$5,015	$144	$—	$5,161
Total assets	100,429	12,761	(545)	112,645	25,083	2,446	(843)	139,331
(a)Attributable to Southern Company.
(b)For the traditional electric operating companies, includes a pre-tax credit to income at Georgia Power related to the estimated probable loss associated with the completion of Plant Vogtle Units 3 and 4 of $21 million ($16 million after tax), as well as a pre-tax gain at Georgia Power of approximately $114 million ($84 million after tax) related to the sale of transmission line assets under the integrated transmission system agreement. See Note (B) under "Georgia Power" for additional information.
(c)For Southern Company Gas, includes a pre-tax charge of approximately $38 million ($28 million after tax) associated with the disallowance of certain capital expenditures at Nicor Gas. See Note 2 to the financial statements under "Southern Company Gas" in Item 8 of the Form 10-K for additional information.
(d)For Southern Power, includes a $16 million pre-tax gain ($12 million after tax) on the sale of spare parts.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Products and Services

	Electric Utilities' Revenues
	Retail	Wholesale	Other	Total
	(in millions)
Three Months Ended June 30, 2024	$4,486	$627	$343	$5,456
Three Months Ended June 30, 2023	3,859	605	300	4,764
Six Months Ended June 30, 2024	$8,427	$1,198	$646	$10,271
Six Months Ended June 30, 2023	7,458	1,203	586	9,247

	Southern Company Gas' Revenues
	Gas Distribution Operations	Gas Marketing Services	Other	Total
	(in millions)
Three Months Ended June 30, 2024	$747	$70	$14	$831
Three Months Ended June 30, 2023	761	75	16	852
Six Months Ended June 30, 2024	$2,206	$305	$27	$2,538
Six Months Ended June 30, 2023	2,372	320	36	2,728
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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Business segment financial data for the three and six months ended June 30, 2024 and 2023 was as follows:

	Gas Distribution Operations	Gas Pipeline Investments	Gas Marketing Services	Total	All Other	Eliminations	Consolidated
	(in millions)
Three Months Ended June 30, 2024
Operating revenues	$749	$8	$70	$827	$7	$(3)	$831
Segment net income	80	22	9	111	(3)	—	108
Six Months Ended June 30, 2024
Operating revenues	$2,212	$16	$305	$2,533	$13	$(8)	$2,538
Segment net income	382	52	74	508	9	—	517
Total assets at June 30, 2024	23,025	1,542	1,632	26,199	9,795	(10,939)	25,055
Three Months Ended June 30, 2023
Operating revenues	$764	$8	$75	$847	$9	$(4)	$852
Segment net income (loss)(*)	60	19	7	86	(1)	—	85
Six Months Ended June 30, 2023
Operating revenues	$2,383	$16	$320	$2,719	$22	$(13)	$2,728
Segment net income(*)	281	50	56	387	6	—	393
Total assets at December 31, 2023	22,906	1,534	1,615	26,055	9,675	(10,647)	25,083
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
Recent Developments
Alabama Power
On May 8, 2024, the Alabama PSC issued a consent order to lower Rate ECR from 3.270 cents per KWH to 3.015 cents per KWH, or approximately $135 million annually, effective with July 2024 billings. See Note (B) to the Condensed Financial Statements under "Alabama Power – Rate ECR" herein for additional information.
Georgia Power
Plant Vogtle Units 3 and 4 Construction and Start-Up Status
Georgia Power placed Plant Vogtle Units 3 and 4 in service on July 31, 2023 and April 29, 2024, respectively. Since placing Unit 4 in service, Southern Nuclear has evaluated the remaining expected site demobilization costs and other contractor obligations and reduced the remaining estimate to complete forecast by approximately $21 million. Accordingly, Georgia Power recorded a pre-tax credit to income of approximately $21 million ($16 million after tax) in the second quarter 2024 to recognize capital costs previously charged to income. Georgia Power's share of the total project capital cost forecast, including completion of site demobilization and remaining contractor obligations, is $10.7 billion. See Note (B) to the Condensed Financial Statements under "Georgia Power – Nuclear Construction – Cost and Schedule" herein for additional information.
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
Further, as included in the approved Prudency Stipulation, since commercial operation for Unit 4 was not achieved by March 31, 2024, Georgia Power's ROE used to determine the NCCR tariff and calculate AFUDC was reduced to zero effective April 1, 2024. Effective May 1, 2024, following commercial operation of Unit 4, Georgia Power's NCCR tariff was eliminated.
See Note (B) to the Condensed Financial Statements under "Georgia Power – Nuclear Construction – Regulatory Matters" herein for additional information.
Integrated Resource Plan
On April 16, 2024, the Georgia PSC approved Georgia Power's updated IRP (2023 IRP Update) as modified by a stipulation among Georgia Power, the staff of the Georgia PSC, and certain intervenors, which includes the authority to develop, own, and operate up to 1,400 MWs from three simple cycle combustion turbines at Plant Yates. See Note (B) to the Condensed Financial Statements under "Georgia Power – Integrated Resource Plans" herein for additional information.
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
On March 29, 2024, Mississippi Power filed a request with the FERC for an $8 million increase in annual wholesale base revenues under the MRA tariff and requested an effective date of May 29, 2024. On April 19, 2024, Cooperative Energy challenged the new rates in a filing with the FERC. On May 28, 2024, the FERC issued an order accepting Mississippi Power's request effective May 29, 2024, subject to refund, and establishing hearing and settlement judge procedures.
The ultimate outcome of these matters cannot be determined at this time.
See Note (B) to the Condensed Financial Statements under "Mississippi Power" herein for additional information.
Southern Power
During the six months ended June 30, 2024, Southern Power completed construction of and placed in service the 150-MW South Cheyenne solar facility. In addition, Southern Power continued construction of the 200-MW first phase and the 180-MW second phase of the Millers Branch solar facility. Southern Power also committed to expand construction by an additional 90 MWs through a third phase of the Millers Branch solar project. The third phase of the facility's output is contracted under a 15-year PPA and commercial operation is projected to occur in the fourth quarter 2026. See Note (K) to the Condensed Financial Statements under "Southern Power" herein for additional information.
At June 30, 2024, Southern Power's average investment coverage ratio for its generating assets, including those owned with various partners, based on the ratio of investment under contract to total investment using the respective facilities' net book value (or expected in-service value for facilities under construction) as the investment amount was 97% through 2028 and 89% through 2033, with an average remaining contract duration of approximately 12 years.
Southern Company Gas
Atlanta Gas Light
On July 2, 2024, the Georgia PSC approved a stipulation related to Atlanta Gas Light's triennial Integrated Capacity and Delivery Plan filing, filed on February 1, 2024, which allows capital investments totaling approximately

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
$0.6 billion annually for the years 2025 through 2027 with related revenue requirement recovery through either the annual GRAM filing or the System Reinforcement Rider surcharge adjustment. Additionally, the Georgia PSC approved a surcharge recovery mechanism for capital projects related to municipal, county, and Georgia Department of Transportation (GDOT) infrastructure work. Rate changes associated with the new surcharge, if approved, will be based on requests filed annually on September 1, with new rates to become effective January 1 of the following year. Finally, the stipulation requires Atlanta Gas Light to include an alternate rate plan for the three-year period of 2025 through 2027 with its 2025 GRAM filing.
On July 31, 2024, Atlanta Gas Light submitted its annual GRAM filing with the Georgia PSC, which includes projections for the System Reinforcement Rider and municipal, county, and GDOT surcharge adjustments. The filing requests a traditional annual base rate increase of $120 million. In accordance with the approved Integrated Capacity and Delivery Plan filing, Atlanta Gas Light also included two alternative annual base rate increases for 2025 that provide for lower increases in 2025 with subsequent increases in 2026 and 2027. Resolution of the GRAM filing is expected by December 31, 2024, with new rates effective January 1, 2025. The ultimate outcome of this matter cannot be determined at this time.
Virginia Natural Gas
On June 7, 2024, the Virginia Commission approved the extension of Virginia Natural Gas' SAVE program through 2029. The extension of the program includes investments of $70 million in each year from 2025 through 2029, with a potential variance of up to $5 million allowed for the program, for a maximum total investment over the five-year extension of $355 million.
RESULTS OF OPERATIONS
Southern Company
Net Income

Second Quarter 2024 vs. Second Quarter 2023		Year-To-Date 2024 vs. Year-To-Date 2023
(change in millions)	(% change)	(change in millions)	(% change)
$365	43.6	$632	37.2
Consolidated net income attributable to Southern Company was $1.2 billion ($1.10 per share) in the second quarter 2024 compared to $0.8 billion ($0.77 per share) for the corresponding period in 2023. For year-to-date 2024, consolidated net income attributable to Southern Company was $2.3 billion ($2.13 per share) compared to $1.7 billion ($1.56 per share) for the corresponding period in 2023. The increases were primarily due to increases in retail electric revenues associated with rates and pricing and warmer weather in the second quarter 2024 compared to the corresponding period in 2023, an increase in natural gas revenues from rate increases, an increase in other revenues, and a decrease in non-fuel operations and maintenance costs, partially offset by increases in interest expense, depreciation and amortization, taxes other than income taxes, and cost of other sales. Also contributing to the year-to-date 2024 increase was an increase in retail electric revenues associated with colder weather in the first quarter 2024 compared to the corresponding period in 2023.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Retail Electric Revenues
In the second quarter 2024, retail electric revenues were $4.5 billion compared to $3.9 billion for the corresponding period in 2023. For year-to-date 2024, retail electric revenues were $8.4 billion compared to $7.5 billion for the corresponding period in 2023. Details of the changes in retail electric revenues were as follows:

	Second Quarter 2024 vs. Second Quarter 2023		Year-To-Date 2024 vs. Year-To-Date 2023
	(change in millions)	(% change)	(change in millions)	(% change)
Rates and pricing	$360	9.3%	$598	8.0%
Sales growth	8	0.2	57	0.8
Weather	202	5.2	295	4.0
Fuel and other cost recovery	57	1.5	19	0.2
Retail electric revenues	$627	16.2%	$969	13.0%
Revenues associated with changes in rates and pricing increased in the second quarter and year-to-date 2024 when compared to the corresponding periods in 2023 primarily due to the inclusion of Plant Vogtle Units 3 and 4 in retail rates at Georgia Power, base tariff increases at Georgia Power in accordance with its 2022 ARP, customer bill credits in 2023 at Alabama Power related to the flowback of certain excess accumulated deferred income taxes, an increase in Rate CNP New Plant revenues at Alabama Power, and higher contributions from commercial and industrial customers with variable demand-driven pricing at Georgia Power, partially offset by a decrease in revenues recognized under the NCCR tariff at Georgia Power primarily due to its elimination in the second quarter 2024 following commercial operation of Plant Vogtle Unit 4. See Note (B) to the Condensed Financial Statements under "Georgia Power – Nuclear Construction – Regulatory Matters" herein and Note 2 to the financial statements under "Alabama Power" and "Georgia Power" in Item 8 of the Form 10-K for additional information.
Revenues attributable to changes in sales increased in the second quarter and year-to-date 2024 when compared to the corresponding periods in 2023. Weather-adjusted residential KWH sales decreased 1.0% in the second quarter 2024 primarily due to decreased customer usage. Weather-adjusted residential KWH sales increased 0.1% for year-to-date 2024 primarily due to customer growth. Weather-adjusted commercial KWH sales increased 2.8% and 3.3% in the second quarter and year-to-date 2024, respectively, primarily due to increased customer usage. Industrial KWH sales were flat in the second quarter 2024 and increased 0.2% for year-to-date 2024 primarily due to increases in the transportation and lumber sectors, largely offset by decreases in the paper and primary metals sectors.
Fuel and other cost recovery revenues increased $57 million and $19 million in the second quarter and year-to-date 2024, respectively, compared to the corresponding periods in 2023 primarily due to higher recoverable fuel and purchased power costs. Electric rates for the traditional electric operating companies include provisions to adjust billings for fluctuations in fuel costs, including the energy component of purchased power costs. Under these provisions, fuel revenues generally equal fuel expenses, including the energy component of PPA costs, and do not affect net income. The traditional electric operating companies each have one or more regulatory mechanisms to recover other costs such as environmental and other compliance costs, storm damage, new plants, and PPA capacity costs. See Note 2 to the financial statements in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements herein for additional information.
Wholesale Electric Revenues

Second Quarter 2024 vs. Second Quarter 2023		Year-To-Date 2024 vs. Year-To-Date 2023
(change in millions)	(% change)	(change in millions)	(% change)
$22	3.6	$(5)	(0.4)
In the second quarter 2024, wholesale electric revenues were $627 million compared to $605 million for the corresponding period in 2023. The increase was due to a $20 million increase in energy revenues primarily resulting from an increase in the volume of KWHs sold under solar and wind PPAs at Southern Power and a $2 million

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
increase in capacity revenues primarily resulting from new capacity contracts at Georgia Power and increased capacity revenues associated with natural gas PPAs at Southern Power, largely offset by a decrease resulting from power sales agreements that ended in May 2023 at Alabama Power.
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
Other Electric Revenues

Second Quarter 2024 vs. Second Quarter 2023		Year-To-Date 2024 vs. Year-To-Date 2023
(change in millions)	(% change)	(change in millions)	(% change)
$1	0.5	$10	2.5
For year-to-date 2024, other electric revenues were $409 million compared to $399 million for the corresponding period in 2023. The increase was primarily due to increases of $20 million in transmission revenues primarily associated with open access transmission tariff sales, $11 million in regulated outdoor lighting sales at Georgia Power, and $7 million in customer fees, partially offset by decreases of $11 million associated with price stability products for retail customers on variable demand-driven pricing tariffs at Georgia Power, $7 million in rent revenues at Alabama Power, and $7 million in receipts of liquidated damages associated with generation facility production guarantees at Southern Power.
Natural Gas Revenues
In the second quarter 2024, natural gas revenues were $831 million compared to $852 million for the corresponding period in 2023. For year-to-date 2024, natural gas revenues were $2.5 billion compared to $2.7 billion for the corresponding period in 2023. Details of the changes in natural gas revenues were as follows:

	Second Quarter 2024 vs. Second Quarter 2023		Year-To-Date 2024 vs. Year-To-Date 2023
	(change in millions)	(% change)	(change in millions)	(% change)
Rate changes	$37	4.3%	$189	6.9%
Gas costs and other cost recovery	(48)	(5.6)	(339)	(12.4)
Gas marketing services	(4)	(0.5)	(13)	(0.5)
Other	(6)	(0.7)	(27)	(1.0)
Natural gas revenues	$(21)	(2.5)%	$(190)	(7.0)%
Revenues from rate changes at the natural gas distribution utilities increased in the second quarter and year-to-date 2024 compared to the corresponding periods in 2023 primarily due to rate increases and a change in timing of revenues at Nicor Gas. See Note 2 to the financial statements under "Southern Company Gas – Rate Proceedings" in Item 8 of the Form 10-K for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Revenues from gas costs and other cost recovery decreased in the second quarter and year-to-date 2024 compared to the corresponding periods in 2023 primarily due to lower natural gas cost recovery associated with lower natural gas prices and lower demand associated with warmer weather when compared to the corresponding periods in 2023. Natural gas distribution rates include provisions to adjust billings for fluctuations in natural gas costs. Therefore, gas costs recovered through natural gas revenues generally equal the amount expensed in cost of natural gas and do not affect net income from the natural gas distribution utilities.
Revenues from gas marketing services decreased in the second quarter and year-to-date 2024 compared to the corresponding periods in 2023 primarily due to lower commodity prices.
Other Revenues

Second Quarter 2024 vs. Second Quarter 2023		Year-To-Date 2024 vs. Year-To-Date 2023
(change in millions)	(% change)	(change in millions)	(% change)
$86	38.6	$97	22.0
In the second quarter 2024, other revenues were $309 million compared to $223 million for the corresponding period in 2023. For year-to-date 2024, other revenues were $537 million compared to $440 million for the corresponding period in 2023. The increases in the second quarter and year-to-date 2024 were primarily due to increases of $48 million and $49 million, respectively, at PowerSecure primarily related to distributed infrastructure and energy efficiency projects, $35 million and $42 million, respectively, in unregulated sales at Georgia Power primarily associated with power delivery construction and maintenance projects, energy conservation projects, and outdoor lighting, and $8 million for both periods in unregulated sales of products and services at Alabama Power, partially offset by decreases of $13 million and $12 million, respectively, at Southern Linc primarily related to sales associated with commercial customers.
Fuel and Purchased Power Expenses

	Second Quarter 2024 vs. Second Quarter 2023		Year-To-Date 2024 vs. Year-To-Date 2023
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$73	7.6	$19	0.9
Purchased power	(9)	(3.9)	(53)	(11.2)
Total fuel and purchased power expenses	$64		$(34)
In the second quarter 2024, total fuel and purchased power expenses were $1.3 billion compared to $1.2 billion for the corresponding period in 2023. The increase was primarily due to a net increase related to the volume of KWHs generated and purchased.
For year-to-date 2024, total fuel and purchased power expenses were $2.4 billion compared to $2.5 billion for the corresponding period in 2023. The decrease was due to a $56 million net decrease related to the average cost of fuel and purchased power, partially offset by a $22 million net increase related to the volume of KWHs generated and purchased.
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

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Details of the Southern Company system's generation and purchased power were as follows:

	Second Quarter 2024	Second Quarter 2023	Year-To-Date 2024	Year-To-Date 2023
Total generation (in billions of KWHs)(a)	47	44	92	88
Total purchased power (in billions of KWHs)	4	5	8	9
Sources of generation (percent) —
Gas	50	54	50	54
Nuclear(a)	20	18	20	17
Coal	19	16	18	16
Hydro	2	3	3	4
Wind, Solar, and Other	9	9	9	9
Cost of fuel, generated (in cents per net KWH)—
Gas	2.56	2.42	2.72	2.78
Nuclear(a)	0.89	0.71	0.85	0.71
Coal	3.95	4.55	3.88	4.30
Average cost of fuel, generated (in cents per net KWH)(a)	2.49	2.47	2.54	2.63
Average cost of purchased power (in cents per net KWH)(b)	5.14	4.97	5.40	5.23
(a)Excludes KWHs generated from test period energy at Plant Vogtle Units 3 and 4 prior to their respective in-service dates. The related fuel costs were charged to CWIP in accordance with FERC guidance. See Note (B) to the Condensed Financial Statements under "Georgia Power – Nuclear Construction" herein for additional information on Plant Vogtle Units 3 and 4.
(b)Average cost of purchased power includes fuel purchased by the Southern Company system for tolling agreements where power is generated by the provider.
Fuel
In the second quarter 2024, fuel expense was $1.03 billion compared to $959 million for the corresponding period in 2023. The increase was primarily due to a 25.4% increase in the average cost per KWH generated by nuclear, a 23.4% increase in the volume of KWHs generated by coal, a 23.4% decrease in the volume of KWHs generated by hydro, a 15.2% increase in the volume of KWHs generated by nuclear, and a 5.8% increase in the average cost per KWH generated by natural gas, partially offset by a 13.2% decrease in the average cost per KWH generated by coal.
For year-to-date 2024, fuel expense was $2.03 billion compared to $2.01 billion for the corresponding period in 2023. The increase was primarily due to a 20.7% increase in the volume of KWHs generated by coal, a 19.7% increase in the average cost per KWH generated by nuclear, a 16.7% increase in the volume of KWHs generated by nuclear, and a 16.7% decrease in the volume of KWHs generated by hydro, partially offset by a 9.8% decrease in the average cost per KWH generated by coal, a 3.3% decrease in the volume of KWHs generated by natural gas, and a 2.2% decrease in the average cost per KWH generated by natural gas.
Purchased Power
In the second quarter 2024, purchased power expense was $222 million compared to $231 million for the corresponding period in 2023. For year-to-date 2024, purchased power expense was $420 million compared to $473 million for the corresponding period in 2023. The decreases in the second quarter and year-to-date 2024 were primarily due to decreases of 9.7% and 15.3%, respectively, in the volume of KWHs purchased primarily as a result of a PPA that ended in May 2023 and the availability of Plant Barry Unit 8 and Central Alabama Generating Station generation, both at Alabama Power, partially offset by increases of 3.4% and 3.3%, respectively, in the average cost per KWH purchased.

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
Cost of Natural Gas

Second Quarter 2024 vs. Second Quarter 2023		Year-To-Date 2024 vs. Year-To-Date 2023
(change in millions)	(% change)	(change in millions)	(% change)
$(50)	(25.1)	$(343)	(31.3)
Excluding Atlanta Gas Light, which does not sell natural gas to end-use customers, the natural gas distribution utilities' rates include provisions to adjust billings for fluctuations in natural gas costs. Therefore, gas costs recovered through natural gas revenues generally equal the amount expensed in cost of natural gas and do not affect net income from the natural gas distribution utilities. See Note 2 to the financial statements under "Southern Company Gas – Natural Gas Cost Recovery" in Item 8 of the Form 10-K for additional information. Cost of natural gas at the natural gas distribution utilities represented 81% of the total cost of natural gas for both the second quarter and year-to-date 2024.
In the second quarter 2024, cost of natural gas was $149 million compared to $199 million for the corresponding period in 2023. For year-to-date 2024, cost of natural gas was $0.8 billion compared to $1.1 billion for the corresponding period in 2023. The decreases reflect lower gas cost recovery as a result of decreases of 10% and 25% in natural gas prices in the second quarter and year-to-date 2024, respectively.
Cost of Other Sales

Second Quarter 2024 vs. Second Quarter 2023		Year-To-Date 2024 vs. Year-To-Date 2023
(change in millions)	(% change)	(change in millions)	(% change)
$39	30.5	$43	16.9
In the second quarter 2024, cost of other sales was $167 million compared to $128 million for the corresponding period in 2023. For year-to-date 2024, cost of other sales was $298 million compared to $255 million for the corresponding period in 2023. The increases in the second quarter and year-to-date 2024 were primarily due to increases of $31 million and $30 million, respectively, at PowerSecure primarily related to distributed infrastructure and energy efficiency projects and $15 million and $16 million, respectively, in unregulated power delivery construction and maintenance contracts at Georgia Power, partially offset by decreases of $10 million and $9 million, respectively, at Southern Linc primarily related to sales associated with commercial customers.
Other Operations and Maintenance Expenses

Second Quarter 2024 vs. Second Quarter 2023		Year-To-Date 2024 vs. Year-To-Date 2023
(change in millions)	(% change)	(change in millions)	(% change)
$(80)	(5.4)	$(48)	(1.6)
In the second quarter 2024, other operations and maintenance expenses were $1.4 billion compared to $1.5 billion for the corresponding period in 2023. The decrease was primarily due to a $115 million increase in gains from sales of integrated transmission system assets at Georgia Power, a $30 million prior year regulatory disallowance at Nicor Gas, and a decrease of $20 million in technology infrastructure and application production costs, partially offset by increases of $20 million in employee compensation and benefit expenses, $18 million in generation expenses primarily associated with Plant Vogtle Units 3 and 4 being placed in service at Georgia Power, $16 million in customer service and sales expenses primarily associated with demand-side management costs at Georgia Power, $10 million in expenses associated with unregulated energy conservation projects at Georgia Power, and $7 million related to the injuries and damages reserve primarily at Alabama Power, as well as a gain of $6 million on the sale of a service center in 2023 at Southern Company Gas.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
For year-to-date 2024, other operations and maintenance expenses were $2.88 billion compared to $2.93 billion for the corresponding period in 2023. The decrease was primarily due to a $95 million increase in gains from sales of integrated transmission system assets at Georgia Power, a decrease of $49 million in technology infrastructure and application production costs, a $30 million prior year regulatory disallowance at Nicor Gas, and a $20 million decrease in expenses passed through to customers primarily related to bad debt and energy efficiency programs at Southern Company Gas, partially offset by increases of $70 million in generation expenses primarily associated with Plant Vogtle Units 3 and 4 being placed in service at Georgia Power, Rate CNP Compliance-related expenses at Alabama Power, and maintenance and scheduled outage expenses at Southern Power, $33 million in employee compensation and benefit expenses, $24 million in customer service and sales expenses primarily associated with demand-side management costs at Georgia Power, $13 million in expenses associated with unregulated energy conservation projects at Georgia Power, and $10 million in transmission and distribution costs primarily associated with line maintenance and billing adjustments with integrated transmission system owners at Georgia Power.
See Note (B) to the Condensed Financial Statements under "Georgia Power – Transmission Asset Sales" and " – Nuclear Construction" herein and Note 2 to the financial statements under "Southern Company Gas – Infrastructure Replacement Programs and Capital Projects – Nicor Gas" in Item 8 of the Form 10-K for additional information.
Depreciation and Amortization

Second Quarter 2024 vs. Second Quarter 2023		Year-To-Date 2024 vs. Year-To-Date 2023
(change in millions)	(% change)	(change in millions)	(% change)
$70	6.3	$105	4.7
In the second quarter 2024, depreciation and amortization was $1.2 billion compared to $1.1 billion for the corresponding period in 2023. For year-to-date 2024, depreciation and amortization was $2.3 billion compared to $2.2 billion for the corresponding period in 2023. The increases in the second quarter and year-to-date 2024 were primarily due to increases of $81 million and $141 million, respectively, associated with additional plant in service, partially offset by decreases of $15 million and $30 million, respectively, in amortization of regulatory assets related to CCR AROs at Georgia Power as approved in the 2024 compliance filing under the terms of the 2022 ARP. See Note 2 to the financial statements under "Georgia Power" in Item 8 of the Form 10-K for additional information.
Taxes Other Than Income Taxes

Second Quarter 2024 vs. Second Quarter 2023		Year-To-Date 2024 vs. Year-To-Date 2023
(change in millions)	(% change)	(change in millions)	(% change)
$44	12.9	$46	6.3
In the second quarter 2024, taxes other than income taxes were $384 million compared to $340 million for the corresponding period in 2023. For year-to-date 2024, taxes other than income taxes were $780 million compared to $734 million for the corresponding period in 2023. The increases in the second quarter and year-to-date 2024 were primarily due to increases of $28 million and $40 million, respectively, in property taxes primarily resulting from an increase in assessed value of property, $11 million and $14 million, respectively, in municipal franchise fees resulting from higher retail revenues at Georgia Power, and $5 million and $8 million, respectively, in utility license taxes resulting from an increase in the tax base at Alabama Power. Partially offsetting the increase for year-to-date 2024 was a decrease of $15 million in revenue taxes as a result of lower natural gas revenues at Nicor Gas.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Estimated Loss on Plant Vogtle Units 3 and 4

Second Quarter 2024 vs. Second Quarter 2023		Year-To-Date 2024 vs. Year-To-Date 2023
(change in millions)	(% change)	(change in millions)	(% change)
$(21)	N/M	$(21)	N/M
Georgia Power recorded a pre-tax credit to income related to the estimated probable loss on Plant Vogtle Units 3 and 4 totaling $21 million in the second quarter 2024. This credit reflects a revision to the total project capital cost forecast for the completion of Plant Vogtle Units 3 and 4. See Note (B) to the Condensed Financial Statements herein and Note 2 to the financial statements in Item 8 of the Form 10-K under "Georgia Power – Nuclear Construction" for additional information.
Allowance for Equity Funds Used During Construction

Second Quarter 2024 vs. Second Quarter 2023		Year-To-Date 2024 vs. Year-To-Date 2023
(change in millions)	(% change)	(change in millions)	(% change)
$(19)	(27.1)	$(26)	(19.3)
In the second quarter 2024, allowance for equity funds used during construction was $51 million compared to $70 million for the corresponding period in 2023. For year-to-date 2024, allowance for equity funds used during construction was $109 million compared to $135 million for the corresponding period in 2023. The decreases were primarily associated with Plant Vogtle Units 3 and 4 being placed in service in July 2023 and April 2024, respectively, at Georgia Power and Plant Barry Unit 8 being placed in service in November 2023 at Alabama Power, partially offset by an increase in capital expenditures subject to AFUDC at Georgia Power. See Note 2 to the financial statements under "Alabama Power" and "Georgia Power" in Item 8 of the Form 10-K for additional information.
Interest Expense, Net of Amounts Capitalized

Second Quarter 2024 vs. Second Quarter 2023		Year-To-Date 2024 vs. Year-To-Date 2023
(change in millions)	(% change)	(change in millions)	(% change)
$84	13.8	$166	13.9
In the second quarter 2024, interest expense, net of amounts capitalized was $694 million compared to $610 million for the corresponding period in 2023. For year-to-date 2024, interest expense, net of amounts capitalized was $1.4 billion compared to $1.2 billion for the corresponding period in 2023. The increases in the second quarter and year-to-date 2024 primarily reflect increases of approximately $43 million and $96 million, respectively, related to higher interest rates and $33 million and $78 million, respectively, related to higher average outstanding borrowings. See FINANCIAL CONDITION AND LIQUIDITY – "Sources of Capital" and "Financing Activities" herein for additional information on borrowings.
Other Income (Expense), Net

Second Quarter 2024 vs. Second Quarter 2023		Year-To-Date 2024 vs. Year-To-Date 2023
(change in millions)	(% change)	(change in millions)	(% change)
$9	6.3	$16	5.6
In the second quarter 2024, other income (expense), net was $151 million compared to $142 million for the corresponding period in 2023. For year-to-date 2024, other income (expense), net was $302 million compared to $286 million for the corresponding period in 2023. The increases in the second quarter and year-to-date 2024 were primarily due to increases of $8 million and $9 million, respectively, in customer charges related to contributions in aid of construction at Georgia Power, a $7 million charge in the second quarter 2023 under a stipulation approved by the Georgia PSC related to Georgia Power's fuel cost recovery case, and increases of $3 million and $5 million,

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
respectively, in non-service cost-related retirement benefits income, partially offset by a $7 million decrease in interest income for both periods presented. See Note 2 to the financial statements in Item 8 of the Form 10-K under "Georgia Power – Fuel Cost Recovery" for additional information.
Income Taxes

Second Quarter 2024 vs. Second Quarter 2023		Year-To-Date 2024 vs. Year-To-Date 2023
(change in millions)	(% change)	(change in millions)	(% change)
$192	N/M	$319	N/M
In the second quarter 2024, income taxes were $290 million compared to $98 million for the corresponding period in 2023. For year-to-date 2024, income taxes were $513 million compared to $194 million for the corresponding period in 2023. The increases in the second quarter and year-to-date 2024 were primarily due to higher pre-tax earnings, decreases of $39 million and $81 million, respectively, in the flowback of certain excess deferred income taxes at Alabama Power, and a $56 million increase in charges to a valuation allowance on certain state tax credit carryforwards at Georgia Power, partially offset by the generation of $31 million and $51 million, respectively, of advanced nuclear PTCs at Georgia Power and $33 million from the recognition of certain state tax positions from amended returns at Georgia Power. See Note 2 to the financial statements in Item 8 of the Form 10-K and Note (G) to the Condensed Financial Statements herein for additional information.
Alabama Power
Net Income

Second Quarter 2024 vs. Second Quarter 2023		Year-To-Date 2024 vs. Year-To-Date 2023
(change in millions)	(% change)	(change in millions)	(% change)
$57	18.3	$134	23.6
Alabama Power's net income in the second quarter 2024 was $369 million compared to $312 million for the corresponding period in 2023. For year-to-date 2024, net income was $702 million compared to $568 million for the corresponding period in 2023. These increases were primarily due to an increase in retail revenues associated with warmer weather in the second quarter 2024 in the Alabama Power service territory compared to the corresponding period in 2023 and an increase in Rate CNP New Plant revenues, as well as a decrease in non-fuel operations and maintenance expenses. These increases to income were partially offset by increases in income tax expense and depreciation. Also contributing to the year-to-date 2024 increase was an increase in retail electric revenues associated with colder weather in the first quarter 2024 compared to the corresponding period in 2023. See Note 2 to the financial statements under "Alabama Power" in Item 8 of the Form 10-K for additional information.
Retail Revenues
In the second quarter 2024, retail revenues were $1.65 billion compared to $1.47 billion for the corresponding period in 2023. For year-to-date 2024, retail revenues were $3.21 billion compared to $2.85 billion for the corresponding period in 2023. Details of the changes in retail revenues were as follows:

	Second Quarter 2024 vs. Second Quarter 2023		Year-To-Date 2024 vs. Year-To-Date 2023
	(change in millions)	(% change)	(change in millions)	(% change)
Rates and pricing	$111	7.5%	$238	8.3%
Sales growth	1	0.1	4	0.2
Weather	51	3.5	91	3.2
Fuel and other cost recovery	17	1.2	32	1.1
Retail revenues	$180	12.3%	$365	12.8%

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Revenues associated with changes in rates and pricing increased in the second quarter and year-to-date 2024 when compared to the corresponding periods in 2023 primarily due to customer bill credits in 2023 related to the flowback of certain excess accumulated deferred income taxes as well as an increase in Rate CNP New Plant revenues. See Note 2 to the financial statements under "Alabama Power" in Item 8 of the Form 10-K for additional information.
Revenues attributable to changes in sales were relatively flat in the second quarter and year-to-date 2024 when compared to the corresponding periods in 2023. Weather-adjusted residential KWH sales decreased 1.3% and 0.9% in the second quarter and year-to-date 2024, respectively, primarily due to a decrease in customer usage. Weather-adjusted commercial KWH sales increased 0.4% and 1.4% in the second quarter and year-to-date 2024, respectively, primarily due to an increase in customer usage. Industrial KWH sales increased 0.5% in the second quarter primarily due to an increase in the chemicals sector. Industrial KWH sales decreased 0.2% for year-to-date 2024 primarily due to a decrease in the primary metals sector.
Fuel and other cost recovery revenues increased in the second quarter and year-to-date 2024 when compared to the corresponding periods in 2023 primarily as a result of higher recoverable fuel costs.
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
Wholesale Revenues – Non-Affiliates

Second Quarter 2024 vs. Second Quarter 2023		Year-To-Date 2024 vs. Year-To-Date 2023
(change in millions)	(% change)	(change in millions)	(% change)
$(28)	(25.0)	$(83)	(32.9)
In the second quarter 2024, wholesale revenues from sales to non-affiliates were $84 million compared to $112 million for the corresponding period in 2023. The decrease was primarily due to a 39.5% decrease in the volume of KWHs sold as a result of power sales agreements that ended in May 2023, partially offset by a 24.8% increase in the price of energy as a result of higher natural gas prices.
For year-to-date 2024, wholesale revenues from sales to non-affiliates were $169 million compared to $252 million for the corresponding period in 2023. The decrease was primarily due to a 50.7% decrease in the volume of KWHs sold as a result of power sales agreements that ended in May 2023, partially offset by a 36.3% increase in the price of energy as a result of higher natural gas prices.
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
Wholesale Revenues – Affiliates

Second Quarter 2024 vs. Second Quarter 2023		Year-To-Date 2024 vs. Year-To-Date 2023
(change in millions)	(% change)	(change in millions)	(% change)
$17	N/M	$39	134.5
In the second quarter 2024, wholesale revenues from sales to affiliates were $27 million compared to $10 million for the corresponding period in 2023. For year-to-date 2024, wholesale revenues from sales to affiliates were $68 million compared to $29 million for the corresponding period in 2023. The increases for the second quarter and

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
year-to-date 2024 were primarily due to increases of 166.5% and 191.9%, respectively, in the volume of KWH sales due to affiliated company energy needs.
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
Other Revenues

Second Quarter 2024 vs. Second Quarter 2023		Year-To-Date 2024 vs. Year-To-Date 2023
(change in millions)	(% change)	(change in millions)	(% change)
$15	15.0	$7	3.4
In the second quarter 2024, other revenues were $115 million compared to $100 million for the corresponding period in 2023. The increase was primarily due to an $8 million increase in unregulated sales of products and services, a $4 million increase in gains on the resale of gas, and a $4 million increase in transmission revenue primarily associated with open access transmission tariff sales, partially offset by a $5 million decrease in rent revenues.
Fuel and Purchased Power Expenses

	Second Quarter 2024 vs. Second Quarter 2023		Year-To-Date 2024 vs. Year-To-Date 2023
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$32	10.6	$55	9.0
Purchased power – non-affiliates	(7)	(13.0)	(56)	(36.1)
Purchased power – affiliates	(10)	(18.5)	(26)	(23.0)
Total fuel and purchased power expenses	$15		$(27)
In the second quarter 2024, total fuel and purchased power expenses were $426 million compared to $411 million for the corresponding period in 2023. The increase was primarily due to a net increase related to the volume of KWHs generated and purchased.
For year-to-date 2024, total fuel and purchased power expenses were $852 million compared to $879 million for the corresponding period in 2023. The decrease was due to a $19 million net decrease related to the volume of KWHs generated and purchased and an $8 million net decrease related to the average cost of fuel and purchased power.
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

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Details of Alabama Power's generation and purchased power were as follows:

	Second Quarter 2024	Second Quarter 2023	Year-To-Date 2024	Year-To-Date 2023
Total generation (in billions of KWHs)	15	13	30	27
Total purchased power (in billions of KWHs)	2	3	3	5
Sources of generation (percent) —
Coal	37	35	33	33
Gas	37	29	35	29
Nuclear	21	29	24	28
Hydro	5	7	8	10
Cost of fuel, generated (in cents per net KWH) —
Coal	3.09	3.50	3.17	3.42
Gas	2.62	2.69	2.78	3.03
Nuclear	0.72	0.69	0.71	0.68
Average cost of fuel, generated (in cents per net KWH)	2.38	2.39	2.39	2.44
Average cost of purchased power (in cents per net KWH)(*)	5.68	4.08	6.60	5.17
(*)Average cost of purchased power includes fuel, energy, and transmission purchased by Alabama Power for tolling agreements where power is generated by the provider.
Fuel
In the second quarter 2024, fuel expense was $335 million compared to $303 million for the corresponding period in 2023. The increase was primarily due to a 39.4% increase in the volume of KWHs generated by natural gas, a 15.4% increase in the volume of KWHs generated by coal, and a 24.8% decrease in the volume of KWHs generated by hydro facilities as a result of less rainfall, partially offset by a 17.1% decrease in the volume of KWHs generated by nuclear and an 11.7% decrease in the average cost per KWH generated by coal.
For year-to-date 2024, fuel expense was $666 million compared to $611 million for the corresponding period in 2023. The increase was primarily due to a 34.0% increase in the volume of KWHs generated by natural gas, a 12.0% increase in the volume of KWHs generated by coal, and an 18.3% decrease in the volume of KWHs generated by hydro facilities as a result of less rainfall, partially offset by an 8.3% decrease in the average cost per KWH generated by natural gas, which excludes tolling agreements, a 7.6% decrease in the volume of KWHs generated by nuclear, and a 7.3% decrease in the average cost per KWH generated by coal.
Purchased Power – Non-Affiliates
In the second quarter 2024, purchased power expense from non-affiliates was $47 million compared to $54 million for the corresponding period in 2023. For year-to-date 2024, purchased power expense from non-affiliates was $99 million compared to $155 million for the corresponding period in 2023. The decreases for the second quarter and year-to-date 2024 were primarily due to decreases of 40.4% and 49.0%, respectively, in the volume of KWHs purchased as a result of a PPA that ended in May 2023 and the availability of Plant Barry Unit 8 and Central Alabama Generating Station generation, partially offset by increases of 35.2% and 22.6%, respectively, in the average cost per KWH purchased due to higher natural gas prices.
Energy purchases from non-affiliates will vary depending on the market prices of wholesale energy as compared to the cost of the Southern Company system's generation, demand for energy within the Southern Company system's electric service territory, and the availability of the Southern Company system's generation.
Purchased Power – Affiliates
In the second quarter 2024, purchased power expense from affiliates was $44 million compared to $54 million for the corresponding period in 2023. For year-to-date 2024, purchased power expense from affiliates was $87 million

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
compared to $113 million for the corresponding period in 2023. The decreases for the second quarter and year-to-date 2024 were primarily due to decreases of 43.7% and 41.4%, respectively, in the volume of KWHs purchased due to the availability of Plant Barry Unit 8 and Central Alabama Generating Station generation, partially offset by increases of 44.5% and 30.8%, respectively, in the average cost per KWH purchased due to higher natural gas prices.
Energy purchases from affiliates will vary depending on demand for energy and the availability and cost of generating resources at each company within the Southern Company system. These purchases are made in accordance with the IIC or other contractual agreements, as approved by the FERC.
Other Operations and Maintenance Expenses

Second Quarter 2024 vs. Second Quarter 2023		Year-To-Date 2024 vs. Year-To-Date 2023
(change in millions)	(% change)	(change in millions)	(% change)
$(11)	(2.5)	$(22)	(2.6)
In the second quarter 2024, other operations and maintenance expenses were $429 million compared to $440 million for the corresponding period in 2023. The decrease was primarily due to decreases of $10 million in technology infrastructure and application production costs, $7 million in transmission and distribution expenses primarily due to vegetation management, and $4 million in generation expenses primarily associated with planned and unplanned outages, partially offset by an increase in Rate CNP Compliance-related expenses. The decreases were partially offset by increases of $5 million in employee compensation and benefits, $5 million in expenses related to unregulated products and services, and $5 million related to the injuries and damages reserve.
For year-to-date 2024, other operations and maintenance expenses were $840 million compared to $862 million for the corresponding period in 2023. The decrease was primarily due to decreases of $17 million in technology infrastructure and application production costs and $7 million in transmission and distribution expenses primarily due to vegetation management, as well as a $5 million increase in nuclear property insurance refunds. The decreases were partially offset by a $13 million increase in generation expenses primarily associated with Rate CNP Compliance-related expenses. See Note 2 to the financial statements under "Alabama Power – Rate CNP Compliance" in Item 8 of the Form 10-K for additional information.
Depreciation and Amortization

Second Quarter 2024 vs. Second Quarter 2023		Year-To-Date 2024 vs. Year-To-Date 2023
(change in millions)	(% change)	(change in millions)	(% change)
$15	4.3	$31	4.5
In the second quarter 2024, depreciation and amortization was $364 million compared to $349 million for the corresponding period in 2023. For year-to-date 2024, depreciation and amortization was $725 million compared to $694 million for the corresponding period in 2023. The increases were primarily due to additional plant in service related to transmission and distribution systems as well as Plant Barry Unit 8 being placed in service in November 2023. See Note 2 to the financial statements under "Alabama Power" in Item 8 of the Form 10-K for additional information.
Taxes Other Than Income Taxes

Second Quarter 2024 vs. Second Quarter 2023		Year-To-Date 2024 vs. Year-To-Date 2023
(change in millions)	(% change)	(change in millions)	(% change)
$11	10.3	$15	6.7
In the second quarter 2024, taxes other than income taxes were $118 million compared to $107 million for the corresponding period in 2023. For year-to-date 2024, taxes other than income taxes were $238 million compared to $223 million for the corresponding period in 2023. The increases for the second quarter and year-to-date 2024 were

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
primarily due to increases of $6 million and $7 million, respectively, in property taxes primarily resulting from an increase in the assessed value of property and increases of $5 million and $8 million, respectively, in utility license taxes resulting from an increase in the tax base.
Allowance for Equity Funds Used During Construction

Second Quarter 2024 vs. Second Quarter 2023		Year-To-Date 2024 vs. Year-To-Date 2023
(change in millions)	(% change)	(change in millions)	(% change)
$(9)	(42.9)	$(16)	(38.1)
In the second quarter 2024, allowance for equity funds used during construction was $12 million compared to $21 million for the corresponding period in 2023. For year-to-date 2024, allowance for equity funds used during construction was $26 million compared to $42 million for the corresponding period in 2023. The decreases were primarily due to Plant Barry Unit 8 being placed in service in November 2023. See Note 2 to the financial statements under "Alabama Power – Rate CNP New Plant" in Item 8 of the Form 10-K for additional information.
Income Taxes

Second Quarter 2024 vs. Second Quarter 2023		Year-To-Date 2024 vs. Year-To-Date 2023
(change in millions)	(% change)	(change in millions)	(% change)
$77	N/M	$164	N/M
In the second quarter 2024, income taxes were $102 million compared to $25 million for the corresponding period in 2023. For year-to-date 2024, income taxes were $187 million compared to $23 million for the corresponding period in 2023. The increases for the second quarter and year-to-date 2024 were primarily due to decreases of $39 million and $81 million, respectively, in the flowback of certain excess deferred income taxes, as well as higher pre-tax earnings. See Note 2 to the financial statements under "Alabama Power – Excess Accumulated Deferred Income Tax Accounting Order" in Item 8 of the Form 10-K and Note (G) to the Condensed Financial Statements herein for additional information.
Georgia Power
Net Income

Second Quarter 2024 vs. Second Quarter 2023		Year-To-Date 2024 vs. Year-To-Date 2023
(change in millions)	(% change)	(change in millions)	(% change)
$291	61.8	$432	56.3
Georgia Power's net income in the second quarter 2024 was $762 million compared to $471 million for the corresponding period in 2023. For year-to-date 2024, net income was $1.2 billion compared to $0.8 billion for the corresponding period in 2023. The increases were primarily due to higher retail revenues associated with the inclusion of Plant Vogtle Units 3 and 4 in retail rates, warmer weather in the second quarter 2024 as compared to the corresponding period in 2023, and base tariff increases in accordance with the 2022 ARP. See Note 2 to the financial statements under "Georgia Power" in Item 8 of the Form 10-K for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Retail Revenues
In the second quarter 2024, retail revenues were $2.60 billion compared to $2.17 billion for the corresponding period in 2023. For year-to-date 2024, retail revenues were $4.75 billion compared to $4.15 billion for the corresponding period in 2023. Details of the changes in retail revenues were as follows:

	Second Quarter 2024 vs. Second Quarter 2023		Year-To-Date 2024 vs. Year-To-Date 2023
	(change in millions)	(% change)	(change in millions)	(% change)
Rates and pricing	$247	11.4%	$357	8.6%
Sales growth	5	0.3	46	1.1
Weather	145	6.7	198	4.8
Fuel cost recovery	35	1.6	5	0.1
Retail revenues	$432	20.0%	$606	14.6%
Revenues associated with changes in rates and pricing increased in the second quarter and year-to-date 2024 when compared to the corresponding periods in 2023. The increases were primarily due to the inclusion of Plant Vogtle Units 3 and 4 in retail rates, base tariff increases in accordance with the 2022 ARP, and higher contributions from commercial and industrial customers with variable demand-driven pricing, partially offset by a decrease in revenues recognized under the NCCR tariff primarily due to its elimination in the second quarter 2024 following commercial operation of Plant Vogtle Unit 4. See Note (B) to the Condensed Financial Statements under "Georgia Power – Nuclear Construction – Regulatory Matters" herein and Note 2 to the financial statements under "Georgia Power" in Item 8 of the Form 10-K for additional information.
Revenues attributable to changes in sales increased in the second quarter and year-to-date 2024 when compared to the corresponding periods in 2023. Weather-adjusted residential KWH sales decreased 0.7% in the second quarter 2024 primarily due to decreased customer usage, partially offset by customer growth. Weather-adjusted residential KWH sales increased 0.6% for year-to-date 2024 primarily due to customer growth, partially offset by decreased customer usage. Weather-adjusted commercial KWH sales increased 3.4% and 3.7% in the second quarter and year-to-date 2024, respectively, primarily due to increased customer usage and customer growth. Weather-adjusted industrial KWH sales decreased 1.3% in the second quarter 2024 primarily due to a decrease in the paper sector, partially offset by increases in the transportation and mining sectors. Weather-adjusted industrial KWH sales increased 0.2% for year-to-date 2024 primarily due to increases in the transportation and lumber sectors, partially offset by a decrease in the paper sector.
Fuel revenues and costs are allocated between retail and wholesale jurisdictions. Retail fuel cost recovery revenues increased in the second quarter and year-to-date 2024 when compared to the corresponding periods in 2023 due to higher fuel and purchased power costs. Electric rates include provisions to adjust billings for fluctuations in fuel costs, including the energy component of purchased power costs. Under these fuel cost recovery provisions, fuel revenues generally equal fuel expenses and do not affect net income. See Note (B) to the Condensed Financial Statements herein and Note 2 to the financial statements under "Georgia Power – Fuel Cost Recovery" in Item 8 of the Form 10-K for additional information.
Wholesale Revenues

Second Quarter 2024 vs. Second Quarter 2023		Year-To-Date 2024 vs. Year-To-Date 2023
(change in millions)	(% change)	(change in millions)	(% change)
$16	34.0	$42	53.8
In the second quarter 2024, wholesale revenues were $63 million compared to $47 million for the corresponding period in 2023. For year-to-date 2024, wholesale revenues were $120 million compared to $78 million for the corresponding period in 2023. The increases for the second quarter and year-to-date 2024 were primarily due to increases of $22 million and $46 million, respectively, related to new capacity contracts and $17 million and $25

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
million, respectively, related to the volume of KWH sales associated with higher market demand, partially offset by decreases of $17 million and $23 million, respectively, related to the average cost per KWH sold due to lower Southern Company system fuel and purchased power prices.
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
Other Revenues

Second Quarter 2024 vs. Second Quarter 2023		Year-To-Date 2024 vs. Year-To-Date 2023
(change in millions)	(% change)	(change in millions)	(% change)
$36	20.1	$58	16.9
In the second quarter 2024, other revenues were $215 million compared to $179 million for the corresponding period in 2023. For year-to-date 2024, other revenues were $401 million compared to $343 million for the corresponding period in 2023. The increases for the second quarter and year-to-date 2024 were primarily due to increases of $35 million and $42 million, respectively, in unregulated sales primarily associated with power delivery construction and maintenance, energy conservation projects, and outdoor lighting, $5 million and $11 million, respectively, in regulated outdoor lighting sales, and $3 million and $5 million, respectively, in customer fees, partially offset by net increases $7 million and $11 million, respectively, in realized losses associated with price stability products for retail customers on variable demand-driven pricing tariffs.
Fuel and Purchased Power Expenses

	Second Quarter 2024 vs. Second Quarter 2023		Year-To-Date 2024 vs. Year-To-Date 2023
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$27	6.5	$14	1.7
Purchased power – non-affiliates	9	6.3	25	9.4
Purchased power – affiliates	30	19.7	5	1.4
Total fuel and purchased power expenses	$66		$44
In the second quarter 2024, total fuel and purchased power expenses were $774 million compared to $708 million for the corresponding period in 2023. For year-to-date 2024, total fuel and purchased power expenses were $1.5 billion compared to $1.4 billion for the corresponding period in 2023. The increases for the second quarter and year-to-date 2024 were due to increases of $75 million and $87 million, respectively, related to the volume of KWHs generated and purchased, partially offset by net decreases of $9 million and $43 million, respectively, related to the average cost of fuel and purchased power.
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
Details of Georgia Power's generation and purchased power were as follows:

	Second Quarter 2024	Second Quarter 2023	Year-To-Date 2024	Year-To-Date 2023
Total generation (in billions of KWHs)(a)	17	15	32	28
Total purchased power (in billions of KWHs)	7	6	14	14
Sources of generation (percent) —
Gas	41	51	44	53
Nuclear(a)	36	28	34	27
Coal	20	17	19	16
Hydro and other	3	4	3	4
Cost of fuel, generated (in cents per net KWH) —
Gas	2.85	2.67	3.00	3.11
Nuclear(a)	0.98	0.72	0.95	0.73
Coal	5.19	6.45	4.81	5.92
Average cost of fuel, generated (in cents per net KWH)(a)	2.63	2.76	2.63	2.89
Average cost of purchased power (in cents per net KWH)(b)	4.97	4.91	4.80	4.70
(a)Excludes KWHs generated from test period energy at Plant Vogtle Units 3 and 4 prior to their respective in-service dates. The related fuel costs were charged to CWIP in accordance with FERC guidance. See Note (B) to the Condensed Financial Statements under "Georgia Power – Nuclear Construction" herein for additional information on Plant Vogtle Units 3 and 4.
(b)Average cost of purchased power includes fuel purchased by Georgia Power for tolling agreements where power is generated by the provider.
Fuel
In the second quarter 2024, fuel expense was $441 million compared to $414 million for the corresponding period in 2023. The increase was primarily due to increases of 44.9% in the volume of KWHs generated by nuclear, 36.1% in the average cost per KWH generated by nuclear, 31.2% in the volume of KWHs generated by coal, and 6.7% in the average cost per KWH generated by natural gas, partially offset by decreases of 19.5% in the average cost per KWH generated by coal and 10.0% in the volume of KWHs generated by natural gas.
For year-to-date 2024, fuel expense was $830 million compared to $816 million for the corresponding period in 2023. The increase was primarily due to increases of 40.9% in the volume of KWHs generated by nuclear, 34.0% in the volume of KWHs generated by coal, and 30.1% in the average cost per KWH generated by nuclear, partially offset by decreases of 18.8% in the average cost per KWH generated by coal, 8.3% in the volume of KWHs generated by natural gas, and 3.5% in the average cost per KWH generated by natural gas.
Purchased Power – Non-Affiliates
In the second quarter 2024, purchased power expense from non-affiliates was $151 million compared to $142 million for the corresponding period in 2023. For year-to-date 2024, purchased power expense from non-affiliates was $291 million compared to $266 million for the corresponding period in 2023. The increases for the second quarter and year-to-date 2024 were primarily due to increases of 21.9% and 23.8%, respectively, in the volume of KWHs purchased as Georgia Power and other Southern Company system units generally dispatched at a higher cost than available market resources, partially offset by decreases of 14.1% and 11.6%, respectively, in the average cost per KWH purchased primarily due to lower natural gas prices.

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
Purchased Power – Affiliates
In the second quarter 2024, purchased power expense from affiliates was $182 million compared to $152 million for the corresponding period in 2023. The increase was primarily due to capacity purchased through a new PPA with Mississippi Power and an increase of 3.1% in the volume of KWHs purchased largely due to higher customer demand.
For year-to-date 2024, purchased power expense from affiliates was $363 million compared to $358 million for the corresponding period in 2023. The increase was primarily due to capacity purchased through a new PPA with Mississippi Power, partially offset by a decrease of 6.9% in the volume of KWHs purchased as Southern Company system units generally dispatched at a higher cost than available market resources.
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
Other Operations and Maintenance Expenses

Second Quarter 2024 vs. Second Quarter 2023		Year-To-Date 2024 vs. Year-To-Date 2023
(change in millions)	(% change)	(change in millions)	(% change)
$(37)	(7.5)	$(17)	(1.7)
In the second quarter 2024, other operations and maintenance expenses were $459 million compared to $496 million for the corresponding period in 2023. For year-to-date 2024, other operations and maintenance expenses were $974 million compared to $991 million for the corresponding period in 2023. The decreases for the second quarter and year-to-date 2024 were primarily due to increases of $115 million and $95 million, respectively, in gains from sales of integrated transmission system assets and decreases of $13 million and $30 million, respectively, in technology infrastructure and application production costs. Partially offsetting these decreases for the second quarter and year-to-date 2024 were increases of $28 million and $44 million, respectively, in generation expenses primarily associated with non-outage maintenance costs resulting from Plant Vogtle Units 3 and 4 being placed in service in July 2023 and April 2024, respectively, $15 million and $16 million, respectively, in unregulated power delivery construction and maintenance contracts, $14 million and $18 million, respectively, in customer service and sales costs primarily associated with demand-side management costs, $13 million and $21 million, respectively, in transmission and distribution costs primarily associated with line maintenance and billing adjustments with integrated transmission system owners, and $10 million and $13 million, respectively, in expenses associated with unregulated energy conservation projects.
See Note (B) to the Condensed Financial Statements under "Georgia Power – Transmission Asset Sales" and " – Nuclear Construction" herein for additional information.
Depreciation and Amortization

Second Quarter 2024 vs. Second Quarter 2023		Year-To-Date 2024 vs. Year-To-Date 2023
(change in millions)	(% change)	(change in millions)	(% change)
$36	8.8	$53	6.5
In the second quarter 2024, depreciation and amortization was $447 million compared to $411 million for the corresponding period in 2023. For year-to-date 2024, depreciation and amortization was $872 million compared to

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
$819 million for the corresponding period in 2023. The increases for the second quarter and year-to-date 2024 were primarily due to increases of $46 million and $74 million, respectively, associated with additional plant in service, partially offset by decreases of $15 million and $30 million, respectively, in amortization of regulatory assets related to CCR AROs as approved in the 2024 compliance filing under the terms of the 2022 ARP. See Note 2 to the financial statements under "Georgia Power – Rate Plans" in Item 8 of the Form 10-K for additional information.
Taxes Other Than Income Taxes

Second Quarter 2024 vs. Second Quarter 2023		Year-To-Date 2024 vs. Year-To-Date 2023
(change in millions)	(% change)	(change in millions)	(% change)
$32	24.2	$48	18.3
In the second quarter 2024, taxes other than income taxes were $164 million compared to $132 million for the corresponding period in 2023. For year-to-date 2024, taxes other than income taxes were $311 million compared to $263 million for the corresponding period in 2023. The increases for the second quarter and year-to-date 2024 were primarily due to increases of $21 million and $35 million, respectively, in property taxes primarily resulting from an increase in the assessed value of property and increases of $11 million and $14 million, respectively, in municipal franchise fees resulting from higher retail revenues.
Estimated Loss on Plant Vogtle Units 3 and 4

Second Quarter 2024 vs. Second Quarter 2023		Year-To-Date 2024 vs. Year-To-Date 2023
(change in millions)	(% change)	(change in millions)	(% change)
$(21)	N/M	$(21)	N/M
Georgia Power recorded a pre-tax credit to income related to the estimated probable loss on Plant Vogtle Units 3 and 4 totaling $21 million in the second quarter 2024. This credit reflects a revision to the total project capital cost forecast for the completion of Plant Vogtle Units 3 and 4. See Note (B) to the Condensed Financial Statements herein and Note 2 to the financial statements in Item 8 of the Form 10-K under "Georgia Power – Nuclear Construction" for additional information.
Allowance for Equity Funds Used During Construction

Second Quarter 2024 vs. Second Quarter 2023		Year-To-Date 2024 vs. Year-To-Date 2023
(change in millions)	(% change)	(change in millions)	(% change)
$(10)	(23.3)	$(11)	(13.3)
In the second quarter 2024, allowance for equity funds used during construction were $33 million compared to $43 million for the corresponding period in 2023. For year-to-date 2024, allowance for equity funds used during construction was $72 million compared to $83 million for the corresponding period in 2023. The decreases were primarily due to Plant Vogtle Units 3 and 4 being placed in service in July 2023 and April 2024, respectively, partially offset by an increase in capital expenditures subject to AFUDC. See Note (B) to the Condensed Financial Statements under "Georgia Power – Nuclear Construction" herein for additional information on Plant Vogtle Units 3 and 4.
Interest Expense, Net of Amounts Capitalized

Second Quarter 2024 vs. Second Quarter 2023		Year-To-Date 2024 vs. Year-To-Date 2023
(change in millions)	(% change)	(change in millions)	(% change)
$25	15.6	$53	17.3
In the second quarter 2024, interest expense, net of amounts capitalized was $185 million compared to $160 million for the corresponding period in 2023. For year-to-date 2024, interest expense, net of amounts capitalized was $359 million compared to $306 million for the corresponding period in 2023. The increases for the second quarter and

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
year-to-date 2024 were primarily associated with increases of approximately $13 million and $30 million, respectively, related to higher interest rates and $8 million and $23 million, respectively, related to higher average outstanding borrowings. See FINANCIAL CONDITION AND LIQUIDITY – "Sources of Capital" and "Financing Activities" herein for additional information on borrowings.
Other Income (Expense), Net

Second Quarter 2024 vs. Second Quarter 2023		Year-To-Date 2024 vs. Year-To-Date 2023
(change in millions)	(% change)	(change in millions)	(% change)
$18	50.0	$24	30.0
In the second quarter 2024, other income (expense), net was $54 million compared to $36 million for the corresponding period in 2023. For year-to-date 2024, other income (expense), net was $104 million compared to $80 million for the corresponding period in 2023. The increases for the second quarter and year-to-date 2024 were primarily due to increases of $8 million and $9 million, respectively, in customer charges related to contributions in aid of construction and a $7 million charge in the second quarter 2023 under a stipulation approved by the Georgia PSC related to Georgia Power's fuel cost recovery case. See Note 2 to the financial statements in Item 8 of the Form 10-K under "Georgia Power – Fuel Cost Recovery" for additional information.
Income Taxes

Second Quarter 2024 vs. Second Quarter 2023		Year-To-Date 2024 vs. Year-To-Date 2023
(change in millions)	(% change)	(change in millions)	(% change)
$100	108.7	$127	88.2
In the second quarter 2024, income taxes were $192 million compared to $92 million for the corresponding period in 2023. For year-to-date 2024, income taxes were $271 million compared to $144 million for the corresponding period in 2023. The increases were primarily due to higher pre-tax earnings and a $56 million increase in charges to a valuation allowance on certain state tax credit carryforwards, partially offset by the generation of $31 million and $51 million of advanced nuclear PTCs in the second quarter and year-to-date 2024, respectively, and $33 million from the recognition of certain state tax positions from amended returns. See Note (G) to the Condensed Financial Statements herein for additional information.
Mississippi Power
Net Income

Second Quarter 2024 vs. Second Quarter 2023		Year-To-Date 2024 vs. Year-To-Date 2023
(change in millions)	(% change)	(change in millions)	(% change)
$21	52.5	$13	13.3
Mississippi Power's net income in the second quarter 2024 was $61 million compared to $40 million for the corresponding period in 2023. The increase was primarily due to an increase in affiliate wholesale capacity revenues, an increase in retail revenues largely due to warmer weather when compared to the corresponding period in 2023, and a decrease in non-fuel operations and maintenance expenses.
For year-to-date 2024, net income was $111 million compared to $98 million for the corresponding period in 2023. The increase was primarily due to an increase in retail revenues largely due to sales growth and warmer weather when compared to the corresponding period in 2023.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Retail Revenues
In the second quarter 2024, retail revenues were $242 million compared to $227 million for the corresponding period in 2023. For year-to-date 2024, retail revenues were $462 million compared to $464 million for the corresponding period in 2023. Details of the changes in retail revenues were as follows:

	Second Quarter 2024 vs. Second Quarter 2023		Year-To-Date 2024 vs. Year-To-Date 2023
	(change in millions)	(% change)	(change in millions)	(% change)
Rates and pricing	$2	0.9%	$4	0.9%
Sales growth	2	0.9	7	1.5
Weather	6	2.6	6	1.3
Fuel and other cost recovery	5	2.2	(19)	(4.1)
Retail revenues	$15	6.6%	$(2)	(0.4)%
Revenues associated with changes in rates and pricing increased in the second quarter and year-to-date 2024 when compared to the corresponding periods in 2023 primarily due to certain regulatory assets that fully amortized in December 2023.
Revenues attributable to changes in sales increased in the second quarter and year-to-date 2024 when compared to the corresponding periods in 2023. Weather-adjusted residential KWH sales decreased 2.7% in the second quarter 2024 primarily due to decreased customer usage. Weather-adjusted residential KWH sales increased 1.0% for year-to-date 2024 primarily due to increased customer usage. Weather-adjusted commercial KWH sales increased 7.6% and 7.5% in the second quarter and year-to-date 2024, respectively, primarily due to increased customer usage. Industrial KWH sales decreased 2.2% and 2.0% in the second quarter and year-to-date 2024, respectively, primarily due to a decrease in the petroleum sector.
Fuel and other cost recovery revenues increased in the second quarter 2024 when compared to the corresponding period in 2023 primarily as a result of an increase in ad valorem taxes. Fuel and other cost recovery revenues decreased for year-to-date 2024 when compared to the corresponding period in 2023 primarily as a result of lower recoverable fuel costs. Recoverable fuel costs include fuel and purchased power expenses reduced by the fuel and emissions portion of wholesale revenues from energy sold to customers outside Mississippi Power's service territory. Electric rates include provisions to adjust billings for fluctuations in fuel costs, including the energy component of purchased power costs. Under these provisions, fuel revenues generally equal fuel expenses, including the energy component of purchased power costs, and do not affect net income. See Note 2 to the financial statements in Item 8 of the Form 10-K for additional information.
Wholesale Revenues – Non-Affiliates

Second Quarter 2024 vs. Second Quarter 2023		Year-To-Date 2024 vs. Year-To-Date 2023
(change in millions)	(% change)	(change in millions)	(% change)
$(2)	(3.6)	$(11)	(8.9)
For year-to-date 2024, wholesale revenues from sales to non-affiliates were $113 million compared to $124 million for the corresponding period in 2023. The decrease was primarily due to a $5 million decrease associated with changes in power supply agreements, a $4 million decrease associated with MRA customers largely due to lower recoverable fuel costs, and a $3 million decrease associated with lower opportunity sales.
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
Wholesale Revenues – Affiliates

Second Quarter 2024 vs. Second Quarter 2023		Year-To-Date 2024 vs. Year-To-Date 2023
(change in millions)	(% change)	(change in millions)	(% change)
$40	N/M	$16	17.2
In the second quarter 2024, wholesale revenues from sales to affiliates were $58 million compared to $18 million for the corresponding period in 2023. The increase was primarily due to increases of $16 million related to the volume of KWH sales, $15 million in capacity revenues associated with a new PPA with Georgia Power, and $8 million related to the price of energy driven by natural gas prices.
For year-to-date 2024, wholesale revenues from sales to affiliates were $109 million compared to $93 million for the corresponding period in 2023. The increase was primarily due to increases of $31 million in capacity revenues associated with a new PPA with Georgia Power, $10 million related to the price of energy driven by natural gas prices, and $6 million related to the volume of KWH sales. These increases were partially offset by a decrease of $31 million in capacity revenues mainly associated with Mississippi Power's lower availability of generation reserves to the Southern Company power pool.
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
Fuel and Purchased Power Expenses

	Second Quarter 2024 vs. Second Quarter 2023		Year-To-Date 2024 vs. Year-To-Date 2023
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$17	19.1	$(24)	(10.2)
Purchased power	4	57.1	7	63.6
Total fuel and purchased power expenses	$21		$(17)
In the second quarter 2024, total fuel and purchased power expenses were $117 million compared to $96 million for the corresponding period in 2023. The increase was due to a $24 million increase associated with the volume of KWHs generated and purchased, partially offset by a $3 million net decrease related to the average cost of fuel and purchased power.
For year-to-date 2024, total fuel and purchased power expenses were $229 million compared to $246 million for the corresponding period in 2023. The decrease was due to a $33 million net decrease related to the average cost of fuel and purchased power, partially offset by a $15 million increase related to the volume of KWHs generated and purchased.
Fuel and purchased power energy transactions do not have a significant impact on earnings since energy expenses are generally offset by energy revenues through Mississippi Power's fuel cost recovery clause.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Details of Mississippi Power's generation and purchased power were as follows:

	Second Quarter 2024	Second Quarter 2023	Year-To-Date 2024	Year-To-Date 2023
Total generation (in millions of KWHs)	4,456	3,897	8,408	8,340
Total purchased power (in millions of KWHs)	231	174	401	274
Sources of generation (percent) –
Gas	93	97	92	95
Coal	7	3	8	5
Cost of fuel, generated (in cents per net KWH) –
Gas	2.24	2.31	2.44	2.85
Coal	5.83	6.31	5.25	5.94
Average cost of fuel, generated (in cents per net KWH)	2.52	2.44	2.68	3.01
Average cost of purchased power (in cents per net KWH)	4.89	4.07	4.36	4.08
Fuel
In the second quarter 2024, fuel expense was $106 million compared to $89 million for the corresponding period in 2023. The increase was primarily due to a 176.6% increase in the volume of KWHs generated by coal and a 10.8% increase in the volume of KWHs generated by natural gas, partially offset by a 7.6% decrease in the average cost per KWH generated by coal and a 3.0% decrease in the average cost per KWH generated by natural gas.
For year-to-date 2024, fuel expense was $211 million compared to $235 million for the corresponding period in 2023. The decrease was primarily due to a 14.4% decrease in the average cost per KWH generated by natural gas, an 11.6% decrease in the average cost per KWH generated by coal, and a 2.9% decrease in the volume of KWHs generated by natural gas, partially offset by a 69.7% increase in the volume of KWHs generated by coal.
Purchased Power
In the second quarter 2024, purchased power expense was $11 million compared to $7 million for the corresponding period in 2023. The increase was primarily due to an increase of 32.2% in the volume of KWHs purchased and an increase of 20.1% in the average cost per KWH purchased primarily due to higher natural gas prices.
For year-to-date 2024, purchased power expense was $18 million compared to $11 million for the corresponding period in 2023. The increase was primarily due to increases of 46.5% in the volume of KWHs purchased and 6.9% in the average cost per KWH purchased primarily due to higher natural gas prices.
Other Operations and Maintenance Expenses

Second Quarter 2024 vs. Second Quarter 2023		Year-To-Date 2024 vs. Year-To-Date 2023
(change in millions)	(% change)	(change in millions)	(% change)
$(8)	(8.8)	$(4)	(2.3)
In the second quarter 2024, other operations and maintenance expenses were $83 million compared to $91 million for the corresponding period in 2023. The decrease was primarily due to a decrease in generation expenses primarily associated with planned outages and previously deferred Plant Ratcliffe expenses that fully amortized in December 2023.
For year-to-date 2024, other operations and maintenance expenses were $171 million compared to $175 million for the corresponding period in 2023. The decrease was primarily due to previously deferred Plant Ratcliffe expenses that fully amortized in December 2023.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Interest Expense, Net of Amounts Capitalized

Second Quarter 2024 vs. Second Quarter 2023		Year-To-Date 2024 vs. Year-To-Date 2023
(change in millions)	(% change)	(change in millions)	(% change)
$2	11.1	$5	14.7
For year-to-date 2024, interest expense, net of amounts capitalized was $39 million compared to $34 million for the corresponding period in 2023. The increase was primarily associated with increases of approximately $3 million related to higher average outstanding borrowings and $2 million related to higher interest rates. See FINANCIAL CONDITION AND LIQUIDITY – "Sources of Capital" and "Financing Activities" herein for additional information on borrowings.
Other Income (Expense), Net

Second Quarter 2024 vs. Second Quarter 2023		Year-To-Date 2024 vs. Year-To-Date 2023
(change in millions)	(% change)	(change in millions)	(% change)
$—	—	$5	25.0
For year-to-date 2024, other income (expense), net was $25 million compared to $20 million for the corresponding period in 2023. The increase was primarily due to increases of $3 million associated with customer charges related to contributions in aid of construction and $2 million in interest associated with a sales-type lease.
Income Taxes

Second Quarter 2024 vs. Second Quarter 2023		Year-To-Date 2024 vs. Year-To-Date 2023
(change in millions)	(% change)	(change in millions)	(% change)
$11	N/M	$8	47.1
In the second quarter 2024, income taxes were $15 million compared to $4 million for the corresponding period in 2023. For year-to-date 2024, income taxes were $25 million compared to $17 million for the corresponding period in 2023. The increases were primarily due to higher pre-tax earnings and increases of $2 million in both periods associated with the flowback of certain excess deferred income taxes. See Note (G) to the Condensed Financial Statements herein for additional information.
Southern Power
Net Income Attributable to Southern Power

Second Quarter 2024 vs. Second Quarter 2023		Year-To-Date 2024 vs. Year-To-Date 2023
(change in millions)	(% change)	(change in millions)	(% change)
$1	1.2	$(5)	(2.7)
Net income attributable to Southern Power in the second quarter 2024 was $86 million compared to $85 million for the corresponding period in 2023. The increase was primarily due to an increase in capacity revenues related to natural gas PPAs.
Net income attributable to Southern Power for year-to-date 2024 was $182 million compared to $187 million for the corresponding period in 2023. The decrease was primarily related to a gain on the sale of spare parts in 2023 and an increase in other operations and maintenance expenses due to increases in scheduled outage expenses and maintenance, partially offset by an increase in capacity revenues related to natural gas PPAs.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Operating Revenues

Second Quarter 2024 vs. Second Quarter 2023		Year-To-Date 2024 vs. Year-To-Date 2023
(change in millions)	(% change)	(change in millions)	(% change)
$(1)	(0.2)	$(36)	(3.5)
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
Operating Revenues Details
Details of Southern Power's operating revenues were as follows:

	Second Quarter 2024	Second Quarter 2023	Year-To-Date 2024	Year-To-Date 2023
	(in millions)
PPA capacity revenues	$122	$114	$244	$227
PPA energy revenues	331	307	612	583
Total PPA revenues	453	421	856	810
Non-PPA revenues	60	88	120	196
Other revenues	11	16	21	27
Total operating revenues	$524	$525	$997	$1,033
In the second quarter 2024, total operating revenues were $524 million, reflecting a $1 million, or 0.2%, decrease from the corresponding period in 2023. The change in operating revenues was primarily due to the following:
•PPA capacity revenues increased $8 million, or 7.0%, due to a net increase in MW capacity under contract from natural gas PPAs and an increase associated with a change in rates from natural gas PPAs.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
•PPA energy revenues increased $24 million, or 7.8%, primarily due to a $20 million increase related to the volume of KWHs sold under solar and wind PPAs.
•Non-PPA revenues decreased $28 million, or 31.8%, primarily due to a $37 million decrease related to the volume of KWHs sold through short-term sales, partially offset by an $10 million increase related to the market price of energy.
For year-to-date 2024, total operating revenues were $997 million, reflecting a $36 million, or 3.5%, decrease from the corresponding period in 2023. The change in operating revenues was primarily due to the following:
•PPA capacity revenues increased $17 million, or 7.5%, due to an increase associated with a change in rates from natural gas PPAs and a net increase in MW capacity under contract from natural gas PPAs.
•PPA energy revenues increased $29 million, or 5.0%, primarily due to a $16 million increase related to the price of fuel and purchased power primarily associated with natural gas PPAs and a $13 million increase related to the volume of KWHs sold under solar PPAs.
•Non-PPA revenues decreased $76 million, or 38.8%, primarily due to an $88 million decrease related to the volume of KWHs sold through short-term sales, partially offset by a $13 million increase related to the market price of energy.
Fuel and Purchased Power Expenses
Details of Southern Power's generation and purchased power were as follows:

	Second Quarter 2024	Second Quarter 2023	Year-To-Date 2024	Year-To-Date 2023
	(in billions of KWHs)
Generation	11.0	11.7	21.3	24.0
Purchased power	0.8	0.9	1.2	1.6
Total generation and purchased power	11.8	12.6	22.5	25.6

Total generation and purchased power (excluding solar, wind, fuel cells, and tolling agreements)	6.6	7.8	13.2	16.2
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

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Details of Southern Power's fuel and purchased power expenses were as follows:

	Second Quarter 2024 vs. Second Quarter 2023		Year-To-Date 2024 vs. Year-To-Date 2023
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$(7)	(5.0)	$(42)	(12.7)
Purchased power	(6)	(21.4)	(14)	(25.9)
Total fuel and purchased power expenses	$(13)		$(56)
In the second quarter 2024, total fuel and purchased power expenses decreased $13 million, or 7.8%, compared to the corresponding period in 2023. Fuel expense decreased $7 million primarily due to a $22 million decrease associated with the volume of KWHs generated, partially offset by a $15 million increase in the average cost of fuel. Purchased power expense decreased $6 million primarily due to a $5 million decrease associated with the volume of KWHs purchased.
For year-to-date 2024, total fuel and purchased power expenses decreased $56 million, or 14.6%, compared to the corresponding period in 2023. Fuel expense decreased $42 million primarily due to a $58 million decrease associated with the volume of KWHs generated, partially offset by a $16 million increase in the average cost of fuel. Purchased power expense decreased $14 million due to a decrease associated with the volume of KWHs purchased.
Other Operations and Maintenance Expenses

Second Quarter 2024 vs. Second Quarter 2023		Year-To-Date 2024 vs. Year-To-Date 2023
(change in millions)	(% change)	(change in millions)	(% change)
$2	1.7	$17	7.6
In the second quarter 2024, other operations and maintenance expenses were $119 million compared to $117 million for the corresponding period in 2023. For year-to-date 2024, other operations and maintenance expenses were $241 million compared to $224 million for the corresponding period in 2023. The increases were primarily due to an increase in generation maintenance and scheduled outage expenses.
Gain on Dispositions, Net

Second Quarter 2024 vs. Second Quarter 2023		Year-To-Date 2024 vs. Year-To-Date 2023
(change in millions)	(% change)	(change in millions)	(% change)
$—	—	$(20)	(100.0)
For year-to-date 2024, gain on dispositions, net decreased by $20 million compared to the corresponding period in 2023. The decrease was primarily due to a $16 million gain on the sale of spare parts in 2023.
Income Taxes (Benefit)

Second Quarter 2024 vs. Second Quarter 2023		Year-To-Date 2024 vs. Year-To-Date 2023
(change in millions)	(% change)	(change in millions)	(% change)
$7	116.7	$—	—
In the second quarter 2024, income tax expense was $13 million compared to $6 million for the corresponding period in 2023. The increase was primarily due to higher pre-tax earnings, partially offset by higher PTCs.
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
Net Income

Second Quarter 2024 vs. Second Quarter 2023		Year-To-Date 2024 vs. Year-To-Date 2023
(change in millions)	(% change)	(change in millions)	(% change)
$23	27.1	$124	31.6
Southern Company Gas' net income in the second quarter 2024 was $108 million compared to $85 million for the corresponding period in 2023. The increase was primarily due to a $20 million increase in net income at gas distribution operations and a $3 million increase in net income at gas pipeline investments.
For year-to-date 2024, net income was $517 million compared to $393 million for the corresponding period in 2023. The increase was primarily due to a $101 million increase in net income at gas distribution operations and an $18 million increase in net income at gas marketing services.
Natural Gas Revenues
In the second quarter 2024, natural gas revenues, were $831 million compared to $852 million for the corresponding period in 2023. For year-to-date 2024, natural gas revenues were $2.5 billion compared to $2.7 billion for the corresponding period in 2023. Details of the changes in natural gas revenues were as follows:

	Second Quarter 2024 vs. Second Quarter 2023		Year-To-Date 2024 vs. Year-To-Date 2023
	(change in millions)	(% change)	(change in millions)	(% change)
Rate changes	$37	4.3%	$189	6.9%
Gas costs and other cost recovery	(48)	(5.6)	(339)	(12.4)
Gas marketing services	(4)	(0.5)	(13)	(0.5)
Other	(6)	(0.7)	(27)	(1.0)
Natural gas revenues	$(21)	(2.5)%	$(190)	(7.0)%
Revenues from rate changes increased in the second quarter and year-to-date 2024 compared to the corresponding periods in 2023 primarily due to rate increases and a change in timing of revenues at Nicor Gas. See Note 2 to the financial statements under "Southern Company Gas – Rate Proceedings" in Item 8 of the Form 10-K for additional information.
Revenues from gas costs and other cost recovery decreased in the second quarter and year-to-date 2024 compared to the corresponding periods in 2023 primarily due to lower natural gas cost recovery associated with lower natural gas prices and lower demand associated with warmer weather when compared to the corresponding period in 2023. See "Cost of Natural Gas" herein for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Revenues from gas marketing services decreased in the second quarter and year-to-date 2024 compared to the corresponding periods in 2023 primarily due to lower commodity prices.
Cost of Natural Gas

Second Quarter 2024 vs. Second Quarter 2023		Year-To-Date 2024 vs. Year-To-Date 2023
(change in millions)	(% change)	(change in millions)	(% change)
$(50)	(25.1)	$(343)	(31.3)
Excluding Atlanta Gas Light, which does not sell natural gas to end-use customers, natural gas distribution rates include provisions to adjust billings for fluctuations in natural gas costs. Therefore, gas costs recovered through natural gas revenues generally equal the amount expensed in cost of natural gas and do not affect net income from gas distribution operations. Cost of natural gas at gas distribution operations represented 81% of the total cost of natural gas in the second quarter and year-to-date 2024. See MANAGEMENT'S DISCUSSION AND ANALYSIS – RESULTS OF OPERATIONS – "Southern Company Gas – Cost of Natural Gas" in Item 7 of the Form 10-K and "Natural Gas Revenues" herein for additional information.
In the second quarter 2024, cost of natural gas was $149 million compared to $199 million for the corresponding period in 2023. For year-to-date 2024, cost of natural gas was $0.8 billion compared to $1.1 billion for the corresponding period in 2023. The decreases reflect lower gas cost recovery as a result of decreases of 10% and 25% in natural gas prices in the second quarter and year-to-date 2024, respectively.
The following table details the volumes of natural gas sold during all periods presented:

	Second Quarter			Year-To-Date
	2024	2023	2024 vs. 2023	2024	2023	2024 vs. 2023
Gas distribution operations (mmBtu in millions)
Firm	95	101	(5.9)%	361	359	0.6%
Interruptible	22	23	(4.3)	47	47	—
Total	117	124	(5.6)%	408	406	0.5%
Gas marketing services (mmBtu in millions)
Firm:
Georgia	5	5	—%	22	18	22.2%
Illinois	1	1	—	3	4	(25.0)
Other	2	3	(33.3)	9	7	28.6
Interruptible large commercial and industrial	4	4	—	8	7	14.3
Total	12	13	(7.7)%	42	36	16.7%
Other Operations and Maintenance Expenses

Second Quarter 2024 vs. Second Quarter 2023		Year-To-Date 2024 vs. Year-To-Date 2023
(change in millions)	(% change)	(change in millions)	(% change)
$(21)	(6.8)	$(34)	(5.5)
In the second quarter 2024, other operations and maintenance expenses were $288 million compared to $309 million for the corresponding period in 2023. The decrease was primarily due to a $30 million prior year regulatory disallowance at Nicor Gas and a decrease of $4 million related to energy service contracts. The decreases were partially offset by an increase of $11 million in compensation and benefit expenses and a gain of $6 million on the sale of a service center in 2023.
For year-to-date 2024, other operations and maintenance expenses were $581 million compared to $615 million for the corresponding period in 2023. The decrease was primarily due to a $30 million prior year regulatory

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
disallowance at Nicor Gas and decreases of $20 million in expenses passed through to customers primarily related to bad debt and energy efficiency programs at gas distribution operations, $6 million in service maintenance and meter sets maintenance expenses at Nicor Gas as well as general plant maintenance expenses, and $3 million in bad debt expenses. These decreases were partially offset by an increase of $24 million in compensation and benefit expenses and a gain of $6 million on the sale of a service center in 2023.
See Note 2 to the financial statements under "Southern Company Gas – Infrastructure Replacement Programs and Capital Projects – Nicor Gas" in Item 8 of the Form 10-K for additional information.
Depreciation and Amortization

Second Quarter 2024 vs. Second Quarter 2023		Year-To-Date 2024 vs. Year-To-Date 2023
(change in millions)	(% change)	(change in millions)	(% change)
$15	10.5	$29	10.2
In the second quarter 2024, depreciation and amortization was $158 million compared to $143 million for the corresponding period in 2023. For year-to-date 2024, depreciation and amortization was $313 million compared to $284 million for the corresponding period in 2023. The increases were primarily due to continued investments at the natural gas distribution utilities.
Taxes Other Than Income Taxes

Second Quarter 2024 vs. Second Quarter 2023		Year-To-Date 2024 vs. Year-To-Date 2023
(change in millions)	(% change)	(change in millions)	(% change)
$(3)	(5.1)	$(18)	(11.2)
For year-to-date 2024, taxes other than income taxes were $143 million compared to $161 million for the corresponding period in 2023. The decrease was primarily due to a decrease of $15 million in revenue taxes as a result of lower natural gas revenues at Nicor Gas.
Interest Expense, Net of Amounts Capitalized

Second Quarter 2024 vs. Second Quarter 2023		Year-To-Date 2024 vs. Year-To-Date 2023
(change in millions)	(% change)	(change in millions)	(% change)
$10	13.7	$17	11.3
In the second quarter 2024, interest expense, net of amounts capitalized was $83 million compared to $73 million for the corresponding period in 2023. For year-to-date 2024, interest expense, net of amounts capitalized was $167 million compared to $150 million for the corresponding period in 2023. The increases for the second quarter and year-to-date 2024 were primarily associated with increases of approximately $5 million and $11 million, respectively, related to higher interest rates and approximately $3 million and $6 million, respectively, related to higher outstanding debt. See FINANCIAL CONDITION AND LIQUIDITY – "Sources of Capital" and "Financing Activities" herein for additional information on borrowings.
Income Taxes

Second Quarter 2024 vs. Second Quarter 2023		Year-To-Date 2024 vs. Year-To-Date 2023
(change in millions)	(% change)	(change in millions)	(% change)
$7	24.1	$42	31.8
In the second quarter 2024, income taxes were $36 million compared to $29 million for the corresponding period in 2023. For year-to-date 2024, income taxes were $174 million compared to $132 million for the corresponding period in 2023. The increases were primarily due to higher pre-tax earnings including the prior year regulatory

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
disallowance at Nicor Gas. See Note 2 to the financial statements under "Southern Company Gas – Infrastructure Replacement Programs and Capital Projects – Nicor Gas" in Item 8 of the Form 10-K for additional information.
Segment Information
Operating revenues, operating expenses, and net income for each segment are provided in the table below. See Note (L) to the Condensed Financial Statements under "Southern Company Gas" herein for additional information.

	2024			2023
	Operating Revenues	Operating Expenses	Net Income (Loss)	Operating Revenues	Operating Expenses	Net Income (Loss)
	(in millions)			(in millions)
Second Quarter
Gas distribution operations	$749	$582	$80	$764	$636	$60
Gas pipeline investments	8	2	22	8	2	19
Gas marketing services	70	57	9	75	64	7
All other	7	9	(3)	9	9	(1)
Intercompany eliminations	(3)	1	—	(4)	(1)	—
Consolidated	$831	$651	$108	$852	$710	$85

Year-To-Date
Gas distribution operations	$2,212	$1,571	$382	$2,383	$1,901	$281
Gas pipeline investments	16	5	52	16	5	50
Gas marketing services	305	205	74	320	239	56
All other	13	11	9	22	18	6
Intercompany eliminations	(8)	(1)	—	(13)	(6)	—
Consolidated	$2,538	$1,791	$517	$2,728	$2,157	$393
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
In the second quarter 2024, net income increased $20 million, or 33.3%, when compared to the corresponding period in 2023, as described further below:
•Operating revenues decreased $15 million primarily due to lower natural gas cost recovery and change in timing of revenues at Nicor Gas, partially offset by rate increases and a prior year regulatory disallowance at Nicor Gas. Gas costs recovered through natural gas revenues generally equal the amount expensed in cost of natural gas.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
•Operating expenses decreased $54 million primarily due to a $46 million decrease in cost of natural gas as a result of lower gas prices and lower volumes sold compared to 2023 and the $30 million prior year regulatory disallowance at Nicor Gas, partially offset by higher compensation and benefit expenses, higher depreciation resulting from additional assets placed in service, and the gain on sale of a service center in 2023.
•Interest expense, net of amounts capitalized increased $9 million primarily due to higher interest rates and higher average outstanding debt.
•Income taxes increased $8 million primarily as a result of higher pre-tax earnings.
For year-to-date 2024, net income increased $101 million, or 35.9%, when compared to the corresponding period in 2023, as described further below:
•Operating revenues decreased $171 million primarily due to lower natural gas cost over recovery, partially offset by rate increases, a change in timing of revenues at Nicor Gas, and the prior year regulatory disallowance at Nicor Gas. Gas costs recovered through natural gas revenues generally equal the amount expensed in cost of natural gas.
•Operating expenses decreased $330 million primarily due to a $319 million decrease in cost of natural gas as a result of lower gas prices and lower volumes sold compared to 2023 and the $30 million prior year regulatory disallowance at Nicor Gas, partially offset by higher depreciation resulting from additional assets placed in service, higher compensation and benefit expenses, and higher revenue taxes. The decrease in operating expenses also includes costs passed through directly to customers, primarily related to bad debt expenses, energy efficiency program, and revenue taxes.
•Interest expense, net of amounts capitalized increased $18 million primarily due to higher interest rates and higher average outstanding debt.
•Income taxes increased $40 million primarily as a result of higher pre-tax earnings.
See Note 2 to the financial statements under "Southern Company Gas – Infrastructure Replacement Programs and Capital Projects – Nicor Gas" in Item 8 of the Form 10-K for additional information.
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
For year-to-date 2024, net income increased $18 million, or 32.1%, when compared to the corresponding period in 2023 primarily due to retail margins and a decrease in cost of natural gas, partially offset by higher income taxes.
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
Global and U.S. economic conditions continue to be affected by higher-than-expected inflation that arose from the COVID-19 pandemic and associated policy responses of governments and central banks. In response to elevated inflation levels, the U.S. Federal Reserve raised interest rates faster than any rate increase cycle in the last 40 years. The actions by the U.S. Federal Reserve have helped to slow the rate of inflation and curtail economic activity. Although target levels of inflation have yet to be achieved, the U.S. Federal Reserve has indicated its current intention to pause future rate increases and evaluate rate cuts depending on the current economic data. The shifting economic policy variables and weakening of historic relationships among economic activity, prices, and employment have increased the uncertainty of future levels of economic activity which will directly impact future energy demand and operating costs. Weakening economic activity increases the risk of slowing or declining energy sales. See RESULTS OF OPERATIONS herein for information on energy sales in the Southern Company system's service territory during the first six months of 2024.
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
Environmental Matters
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters" and – FINANCIAL CONDITION AND LIQUIDITY – "Cash Requirements" in Item 7 and Note 3 to the financial statements under "Environmental Remediation" and Note 6 to the financial statements in Item 8 of the Form 10-K, as well as Note (C) to the Condensed Financial Statements under "General Litigation Matters" and "Environmental Remediation" herein, for additional information.
Environmental Laws and Regulations
Air Quality
On June 27, 2024, the U.S. Supreme Court stayed the 2015 Ozone National Ambient Air Quality Standards Good Neighbor federal implementation plan (FIP) pending the disposition of petitions for review of the FIP in the U.S. Court of Appeals for the D.C. Circuit and any petition for writ of certiorari to the U.S. Supreme Court. The ultimate impact of the FIP and associated legal matters cannot be determined at this time; however, implementation of the stayed FIP would likely result in increased compliance costs for the traditional electric operating companies.
Water Quality
On May 9, 2024, the EPA published the final rule revising the Steam Effluent Guidelines (ELG Final Rule), which establishes more stringent limits for flue gas desulfurization wastewater, bottom ash transport water, and combustion residual leachate to be met no later than December 31, 2029. The ELG Final Rule maintains the existing

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
rule's permanent cessation of coal subcategory and the existing rule's voluntary incentive program and adds a new cessation subcategory which allows units to cease coal combustion by December 31, 2034 as opposed to meeting the new more stringent requirements. The ELG Final Rule also establishes limitations for legacy wastewater which will be effective 60 days from the date of publication. Numerous groups and states filed petitions for review challenging the rule in multiple circuit courts, and, on June 14, 2024, the challenges were consolidated in the U.S. Court of Appeals for the Eighth Circuit. On July 26, 2024, an industry group and the states filed a motion to stay the rule pending judicial review. The ultimate impact of the ELG Final Rule and associated legal matters cannot be determined at this time; however, it may result in significant compliance costs.
Coal Combustion Residuals
On May 8, 2024, the EPA published the final legacy CCR surface impoundments rule which establishes two new categories of federally regulated CCR, legacy surface impoundments and CCR management units (CCRMU). The rule requires legacy surface impoundments and CCRMUs to meet certain existing regulatory requirements, including a requirement to initiate closure within 42 months after the effective date of the final rule for legacy surface impoundments and within 54 months after the effective date of the final rule for CCRMUs. The final rule also includes an option to defer closure of previously closed units where certain criteria have been met. The final rule also includes enhanced reporting requirements. The EPA is also finalizing an alternative provision for closure by removal that will allow certifying completion of closure of a unit while conducting groundwater monitoring and corrective action during post-closure care. On June 13, 2024, an electric generator filed a petition for review challenging the final legacy CCR surface impoundments rule in the U.S. Court of Appeals for the D.C. Circuit. The ultimate impact of the final rule and associated legal matters cannot be determined at this time; however, it may result in significant compliance costs.
On June 7, 2024, the EPA published a final determination to deny the Alabama Department of Environmental Management's CCR permit program. Alabama Power's permits to close its CCR facilities remain valid under state law. In the absence of an EPA-approved state permit program, CCR facilities in Alabama will remain subject to both the federal and state CCR rules. The ultimate impact of this action cannot be determined at this time; however, it may result in significant compliance costs.
On June 28, 2024, the U.S. Court of Appeals for the D.C. Circuit issued a decision dismissing industry challenges to the EPA's January 11, 2022 actions and interpretations related to the closure performance standards in the 2015 CCR rule. The ultimate impacts of this decision and the EPA's current positions cannot be determined at this time; however, it may result in significant compliance costs.
Based on compliance requirements for closure and monitoring of CCR units pursuant to state and federal CCR rules, the traditional electric operating companies have periodically updated, and expect to continue periodically updating, their related cost estimates and ARO liabilities for each CCR unit as additional information related to compliance monitoring, closure methodologies and strategies, schedules, and/or costs becomes available. Some of these updates have been, and future updates may be, material. The cost estimates for Alabama Power are based on closure-in-place for all ash ponds. The cost estimates for Georgia Power and Mississippi Power are based on a combination of closure-in-place for some ash ponds and closure by removal for others. Additionally, the closure designs and plans in the States of Alabama and Georgia are subject to approval by environmental regulatory agencies. Absent continued recovery of ARO costs through regulated rates, results of operations, cash flows, and financial condition for Southern Company and the traditional electric operating companies could be materially impacted.
Greenhouse Gases
On May 9, 2024, the EPA published the final GHG rules for existing fossil fuel-fired steam electric generating units and new fossil fuel-fired combustion turbines and combined cycle generation facilities, which requires GHG limits for subcategories of both new and existing units. The new rules do not include standards for existing fossil fuel-fired combustion turbines and combined cycle generation facilities, which have been deferred to a future rulemaking. Requirements for existing coal-fired units are based on technologies such as carbon capture and sequestration (CCS)

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
and natural gas co-firing. States have 24 months after the rule's publication to submit state plans for existing units. The rule allows states to consider remaining useful life and other factors to specify alternative, unit-specific emissions limits and compliance timelines for existing units, as needed to address reliability and other concerns. Existing source compliance will begin as early as January 1, 2030, depending on the subcategory. The final rule incorporates some limited reliability mechanisms including a provision for short-term grid emergencies and a "reliability assurance mechanism" that allows for a one-time, up to one year, extension of existing coal unit retirement dates specified in an approved state plan. The standards for new combustion turbines and combined cycles include subcategories for low, intermediate, and base load operations. Compliance with new source standards begins when the unit comes online, with requirements for CCS beginning on January 1, 2032. The EPA also simultaneously repealed the Affordable Clean Energy rule. Numerous industry groups, electric generators, and states have filed petitions for review challenging the rule in the U.S. Court of Appeals for the D.C. Circuit. A total of eight stay motions were filed seeking a stay of the rule pending judicial review, which were denied by the U.S. Court of Appeals for the D.C. Circuit on July 19, 2024. Numerous industry groups, electric generators, and states have filed emergency stay applications to the U.S. Supreme Court. The ultimate impact of the final rules and associated legal matters cannot be determined at this time; however, it may result in significant compliance costs.
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
The traditional electric operating companies are engaged in continuous construction programs to accommodate existing and estimated future loads on their respective systems. Major generation construction projects are subject to state PSC approval in order to be included in retail rates. See Note 2 to the financial statements in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements herein under "Georgia Power – Integrated Resource Plans" for information regarding Georgia Power's construction of three simple cycle combustion turbines at Plant Yates.
See Note (K) to the Condensed Financial Statements under "Southern Power" herein for information relating to Southern Power's construction of renewable energy facilities.
Southern Company Gas is engaged in various infrastructure improvement programs designed to update or expand the natural gas distribution systems of the natural gas distribution utilities to improve reliability and resiliency, reduce emissions, and meet operational flexibility and growth. The natural gas distribution utilities recover their investment and a return associated with these infrastructure programs through their regulated rates. See Note 2 to the financial statements in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements herein under "Southern Company Gas – Infrastructure Replacement Programs and Capital Projects" for additional information on Southern Company Gas' construction program.
SNG is developing an approximately $3 billion proposed pipeline project, designed to meet customer demand by increasing SNG's existing pipeline capacity by approximately 1.2 billion cubic feet per day. Subject to the satisfaction or waiver of various conditions, including the receipt of all required approvals by regulators, including the FERC, the operator of the joint venture anticipates the project will be completed in 2028. Southern Company Gas' share of the total project costs would be 50%. The ultimate outcome of this matter cannot be determined at this time. See Note 7 to the financial statements in Item 8 of the Form 10-K and Note (E) to the Condensed Financial Statements herein under "Southern Company Gas" for additional information on SNG.

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
Georgia State Tax Legislation
On April 18, 2024, the State of Georgia enacted tax legislation that reduced the corporate income tax rate from 5.75% to 5.39% effective for the 2024 tax year. This legislation reduced the amount of Southern Company's and certain subsidiaries' income tax expense in the State of Georgia and existing state net accumulated deferred tax liabilities, increased regulatory liabilities at Georgia Power and Southern Company Gas, and reduces Georgia Power's ability to utilize certain state tax credits in the State of Georgia. The legislation did not have a material impact on the net income of the applicable Registrants.
Natural Gas Safe Harbor Method
On April 30, 2024, the Internal Revenue Service issued Revenue Procedure 2024-23, which gives additional implementation guidance on the natural gas safe harbor tax method of accounting for qualifying repair deductions. Southern Company and Southern Company Gas intend to submit a tax accounting method change for qualifying expenditures with the filing of the 2024 federal income tax return. The new tax method of accounting is expected to result in a material net positive cash flow in 2024 for Southern Company Gas. This will not have a material impact on Southern Company. The ultimate outcome of this matter cannot be determined at this time.
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
FINANCIAL CONDITION AND LIQUIDITY
Overview
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Overview" in Item 7 of the Form 10-K for additional information. The financial condition of each Registrant remained stable at June 30, 2024. The Registrants intend to continue to monitor their access to short-term and long-term capital markets as well as their bank credit arrangements to meet future capital and liquidity needs. See "Cash Requirements," "Sources of Capital," and "Financing Activities" herein for additional information.
At the end of the second quarter 2024, the market price of Southern Company's common stock was $77.57 per share (based on the closing price as reported on the NYSE) and the book value was $29.65 per share, representing a market-to-book ratio of 262%, compared to $70.12, $28.83, and 243%, respectively, at the end of 2023. Southern Company's common stock dividend for the second quarter 2024 was $0.72 per share compared to $0.70 per share in the second quarter 2023.
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
The construction programs are subject to periodic review and revision, and actual construction costs may vary from these estimates because of numerous factors. These factors include: changes in business conditions; changes in load projections; changes in environmental laws and regulations; the outcome of any legal challenges to environmental rules; changes in electric generating plants, including unit retirements and replacements and adding or changing fuel sources at existing electric generating units, to meet regulatory requirements; changes in FERC rules and regulations; state regulatory agency approvals; changes in the expected environmental compliance program; changes in legislation, regulation, and/or tariff policy; the cost, availability, and efficiency of construction labor, equipment, and materials; project scope and design changes; abnormal weather; delays in construction due to judicial or regulatory action; storm impacts; and the cost of capital. In addition, there can be no assurance that costs related to capital expenditures and AROs will be fully recovered. Additionally, expenditures associated with Southern Power's planned acquisitions may vary due to market opportunities and the execution of its growth strategy.
See Note (B) to the Condensed Financial Statements under "Georgia Power – Integrated Resource Plans" herein for information regarding Georgia Power's 2023 IRP Update, which includes incremental cash requirements for capital expenditures through 2027 of approximately $700 million.
Southern Power's construction program includes the Millers Branch solar project. At June 30, 2024, the remaining aggregate construction costs for this project are expected to be between $560 million and $680 million. The ultimate outcome of this matter cannot be determined at this time. See Note (K) to the Condensed Financial Statements under "Southern Power" herein for additional information.
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
Southern Power utilizes tax equity partnerships as one of its financing sources, where the tax partner takes significantly all of the federal tax benefits. These tax equity partnerships are consolidated in Southern Power's financial statements and are accounted for using HLBV methodology to allocate partnership gains and losses. During the six months ended June 30, 2024, Southern Power's tax equity funding for existing tax equity partnerships was immaterial. See Note 1 to the financial statements under "General" in Item 8 of the Form 10-K for additional information.
By regulation, Nicor Gas is restricted, up to its retained earnings balance, in the amount it can dividend or loan to affiliates and is not permitted to make money pool loans to affiliates. At June 30, 2024, the amount of subsidiary retained earnings restricted to dividend totaled $1.9 billion. This restriction did not impact Southern Company Gas' ability to meet its cash obligations, nor does management expect such restriction to materially impact Southern Company Gas' ability to meet its currently anticipated cash obligations.
Certain Registrants' current liabilities frequently exceed their current assets because of long-term debt maturities and the periodic use of short-term debt as a funding source, as well as significant seasonal fluctuations in cash needs. The Registrants generally plan to refinance long-term debt as it matures. The following table shows the amount by which current liabilities exceeded current assets at June 30, 2024 for the applicable Registrants:

At June 30, 2024	Southern Company	Georgia Power	Southern Company Gas
	(in millions)
Current liabilities in excess of current assets	$1,035	$1,092	$186
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

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Bank Credit Arrangements
At June 30, 2024, the Registrants' unused committed credit arrangements with banks were as follows:

At June 30, 2024	Southern Company parent	Alabama Power	Georgia Power	Mississippi Power	Southern Power(a)	Southern Company Gas(b)	SEGCO	Southern Company
	(in millions)
Unused committed credit	$1,998	$1,350	$2,026	$275	$600	$1,598	$30	$7,877
(a)At June 30, 2024, Southern Power also had two continuing letters of credit facilities for standby letters of credit, of which $21 million was unused. Southern Power's subsidiaries are not parties to its bank credit arrangements or letter of credit facilities.
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
A portion of the unused credit with banks is allocated to provide liquidity support to certain revenue bonds of the traditional electric operating companies and the commercial paper programs of the Registrants, Nicor Gas, and SEGCO. At June 30, 2024, outstanding variable rate demand revenue bonds of the traditional electric operating companies with allocated liquidity support totaled approximately $1.7 billion (comprised of approximately $796 million at Alabama Power, $819 million at Georgia Power, and $69 million at Mississippi Power). In addition, at June 30, 2024, Alabama Power and Georgia Power had approximately $207 million and $100 million, respectively, of fixed rate revenue bonds outstanding that are required to be remarketed within the next 12 months. Alabama Power's $207 million of fixed rate revenue bonds are classified as securities due within one year on its balance sheets as they are not covered by long-term committed credit. All other variable rate demand revenue bonds and fixed rate revenue bonds required to be remarketed within the next 12 months are classified as long-term debt on the balance sheets as a result of available long-term committed credit.
See Note 8 to the financial statements in Item 8 of the Form 10-K and Note (F) to the Condensed Financial Statements herein under "Bank Credit Arrangements" for additional information.
Short-term Borrowings
The Registrants, Nicor Gas, and SEGCO make short-term borrowings primarily through commercial paper programs that have the liquidity support of the committed bank credit arrangements described above. Southern Power's subsidiaries are not issuers or obligors under its commercial paper program. Commercial paper and short-

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
term bank term loans are included in notes payable in the balance sheets. Details of the Registrants' short-term borrowings were as follows:

	Short-term Debt at June 30, 2024		Short-term Debt During the Period(*)
	Amount Outstanding	Weighted Average Interest Rate	Average Amount Outstanding	Weighted Average Interest Rate	Maximum Amount Outstanding
	(in millions)		(in millions)		(in millions)
Southern Company	$1,334	5.9%	$1,582	5.8%	$2,402
Alabama Power	130	5.8	79	5.7	250
Georgia Power	742	6.2	552	6.2	770
Mississippi Power	102	5.6	21	5.6	102
Southern Power	219	5.6	150	5.6	256
Southern Company Gas:
Southern Company Gas Capital	$121	5.5%	$87	5.6%	$176
Nicor Gas	20	5.4	65	5.5	208
Southern Company Gas Total	$141	5.5%	$152	5.6%
(*)Average and maximum amounts are based upon daily balances during the three-month period ended June 30, 2024.
Analysis of Cash Flows
Net cash flows provided from (used for) operating, investing, and financing activities for the six months ended June 30, 2024 and 2023 are presented in the following table:

Net cash provided from (used for):	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Six Months Ended June 30, 2024
Operating activities	$3,999	$877	$1,680	$85	$230	$1,270
Investing activities	(4,222)	(951)	(2,199)	(218)	(127)	(696)
Financing activities	513	(46)	551	114	(85)	(574)

Six Months Ended June 30, 2023
Operating activities	$2,900	$656	$576	$82	$357	$1,530
Investing activities	(4,288)	(1,011)	(2,260)	(193)	(18)	(761)
Financing activities	1,595	(11)	1,364	71	(300)	(608)
Fluctuations in cash flows from financing activities vary from year to year based on capital needs and the maturity or redemption of securities.
Southern Company
Net cash provided from operating activities increased $1.1 billion for the six months ended June 30, 2024 as compared to the corresponding period in 2023 primarily due to the timing of vendor payments, increased retail fuel cost recovery at the traditional electric operating companies, and the timing of fossil fuel stock purchases, partially

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
offset by the timing of customer receivable collections and decreased natural gas cost recovery at the natural gas distribution utilities.
The net cash used for investing activities for the six months ended June 30, 2024 was primarily related to the Subsidiary Registrants' construction programs.
The net cash provided from financing activities for the six months ended June 30, 2024 was primarily related to net issuances of long-term debt, partially offset by common stock dividend payments.
Alabama Power
Net cash provided from operating activities increased $221 million for the six months ended June 30, 2024 as compared to the corresponding period in 2023 primarily due to an increase in retail revenues associated with customer bill credits in 2023 and timing of fossil fuel stock purchases, partially offset by the timing of customer receivable collections.
The net cash used for investing activities for the six months ended June 30, 2024 was primarily related to gross property additions.
The net cash used for financing activities for the six months ended June 30, 2024 was primarily related to common stock dividend payments, partially offset by capital contributions from Southern Company and an increase in short-term borrowings.
Georgia Power
Net cash provided from operating activities increased $1.1 billion for the six months ended June 30, 2024 as compared to the corresponding period in 2023 primarily due to increased fuel cost recovery, timing of fossil fuel stock purchases, and the timing of vendor payments, partially offset by the timing of customer receivable collections.
The net cash used for investing activities for the six months ended June 30, 2024 was primarily related to gross property additions.
The net cash provided from financing activities for the six months ended June 30, 2024 was primarily related to the issuances of senior notes and capital contributions from Southern Company, partially offset by common stock dividend payments and a net decrease in short-term borrowings.
Mississippi Power
Net cash provided from operating activities increased $3 million for the six months ended June 30, 2024 as compared to the corresponding period in 2023 primarily due to the timing of vendor payments and retail fuel cost recovery, partially offset by the timing of customer receivable collections.
The net cash used for investing activities for the six months ended June 30, 2024 was primarily related to gross property additions.
The net cash provided from financing activities for the six months ended June 30, 2024 was primarily related to an increase in short-term borrowings, capital contributions from Southern Company, and net issuances of senior notes, partially offset by common stock dividend payments.
Southern Power
Net cash provided from operating activities decreased $127 million for the six months ended June 30, 2024 as compared to the corresponding period in 2023 primarily due to the timing of customer receivable collections and the utilization of federal tax credits, partially offset by the timing of vendor payments.
The net cash used for investing activities for the six months ended June 30, 2024 was primarily related to ongoing construction activities. See Note (K) to the Condensed Financial Statements under "Southern Power" herein for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
The net cash used for financing activities for the six months ended June 30, 2024 was primarily related to common stock dividend payments and net distributions to noncontrolling interests, partially offset by a net increase in short-term borrowings.
Southern Company Gas
Net cash provided from operating activities decreased $260 million for the six months ended June 30, 2024 as compared to the corresponding period in 2023 primarily due to lower customer receivable collections and natural gas cost recovery, partially offset by the timing of vendor payments.
The net cash used for investing activities for the six months ended June 30, 2024 was primarily related to construction of transportation and distribution assets recovered through base rates.
The net cash used for financing activities for the six months ended June 30, 2024 was primarily related to common stock dividend payments and a decrease in commercial paper borrowings.
Significant Balance Sheet Changes
Southern Company
Significant balance sheet changes for the six months ended June 30, 2024 included:
•an increase of $3.0 billion in long-term debt (including securities due within one year) primarily related to net issuances of senior notes;
•an increase of $2.0 billion in total property, plant, and equipment primarily related to the Subsidiary Registrants' construction programs;
•a decrease of $1.0 billion in notes payable primarily due to a reduction in commercial paper borrowings;
•an increase of $0.9 billion in total stockholders' equity primarily related to net income, partially offset by common stock dividend payments;
•a decrease of $0.5 billion in accounts payable primarily related to the timing of vendor payments;
•a decrease of $0.4 billion in accrued compensation due to the timing of payments;
•an increase of $0.4 billion in cash and cash equivalents, as discussed further under "Analysis of Cash Flows – Southern Company" herein; and
•an increase of $0.3 billion in accumulated deferred income taxes primarily related to property-related timing differences.
See "Financing Activities" herein for additional information.
Alabama Power
Significant balance sheet changes for the six months ended June 30, 2024 included:
•an increase of $588 million in common stockholder's equity primarily due to net income and capital contributions from Southern Company, partially offset by dividends paid to Southern Company;
•a decrease of $280 million in other accounts payable primarily due to the timing of vendor payments;
•an increase of $202 million in total property, plant, and equipment primarily related to the construction of transmission and distribution facilities; and
•a decrease of $131 million in under recovered retail fuel clause revenues primarily resulting from increased recovery of deferred fuel expense.
Georgia Power
Significant balance sheet changes for the six months ended June 30, 2024 included:
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
•a decrease of $587 million in notes payable primarily due to net repayments of short-term bank debt; and
•a decrease of $284 million in under recovered retail fuel clause revenues primarily resulting from increased recovery of deferred fuel expense as ordered in Georgia Power's 2023 fuel cost recovery case, partially offset by higher fuel and purchased power costs.
See "Financing Activities – Georgia Power" herein, Note (B) to the Condensed Financial Statements under "Georgia Power – Nuclear Construction" herein, and Note 2 to the financial statements under "Georgia Power – Fuel Cost Recovery" in Item 8 of the Form 10-K for additional information.
Mississippi Power
Significant balance sheet changes for the six months ended June 30, 2024 included:
•an increase of $102 million in notes payable primarily due to an increase in commercial paper borrowings;
•an increase of $81 million in common stockholder's equity related to net income and capital contributions from Southern Company, partially offset by dividends paid to Southern Company;
•an increase of $49 million in long-term debt (including securities due within one year) primarily due to net issuances of senior notes;
•an increase of $43 million in other accounts and notes receivable primarily related to timing of customer collections of contributions in aid of construction; and
•a decrease of $41 million in accrued taxes primarily due to the payment of ad valorem taxes.
See "Financing Activities – Mississippi Power" herein for additional information.
Southern Power
Significant balance sheet changes for the six months ended June 30, 2024 included:
•a decrease of $93 million in total property, plant, and equipment due to the continued depreciation of assets, partially offset by the continued construction of the Millers Branch solar facility;
•an increase of $81 million in notes payable due to an increase in commercial paper borrowings;
•increases of $70 million in accumulated deferred income tax liabilities and $44 million in prepaid income taxes primarily related to the expected utilization of federal tax credits in 2024;
•an increase of $57 million in customer accounts, net primarily related to the timing of customer receivables; and
•a decrease of $55 million in total stockholders' equity primarily due to dividends paid to Southern Company and net distributions to noncontrolling interests, partially offset by net income.
See Note (K) to the Condensed Financial Statements herein for additional information.
Southern Company Gas
Significant balance sheet changes for the six months ended June 30, 2024 included:
•an increase of $443 million in total property, plant, and equipment primarily related to the construction of transportation and distribution assets;
•a decrease of $299 million in total accounts receivable primarily relating to decreases of $131 million in customer accounts receivable and $183 million in unbilled revenues as a result of seasonality;
•a decrease of $274 million in notes payable due to a reduction in commercial paper borrowings;
•an increase of $241 million in common stockholder's equity primarily related to net income, partially offset by dividends paid to Southern Company;

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
•an increase of $205 million in accumulated deferred income tax liabilities primarily due to property-related timing differences; and
•a decrease of $197 million in natural gas for sale due to lower gas prices and lower volumes as a result of seasonality.
Financing Activities
The following table outlines the Registrants' long-term debt financing activities for the first six months of 2024:

	Issuances and Reofferings		Maturities and Redemptions
Company	Senior Notes	Other Long- Term Debt	Senior Notes	Revenue Bonds	Other Long- Term Debt(a)
	(in millions)
Southern Company parent	$2,300	$—	$600	$—	$—
Alabama Power	—	4	—	21	1
Georgia Power	1,400	—	—	—	45
Mississippi Power	250	—	200	—	1
Southern Company Gas	—	9	—	—	—
Other(b)	—	—	—	—	13
Elimination(c)	—	—	—	—	(1)
Southern Company	$3,950	$13	$800	$21	$59
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
Southern Company
During the first six months of 2024, Southern Company issued approximately 3.8 million shares of common stock primarily through employee equity compensation plans.
In February 2024, Southern Company issued an additional $400 million aggregate principal amount of its Series 2023D 5.50% Senior Notes due March 15, 2029 (Series 2023D Senior Notes) and an additional $400 million aggregate principal amount of its Series 2023E 5.70% Senior Notes due March 15, 2034 (Series 2023E Senior Notes). Upon these issuances, the aggregate principal amount of outstanding Series 2023D Senior Notes and Series 2023E Senior Notes was $1.0 billion and $1.1 billion, respectively.
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
Also in February 2024, Southern Company repaid at maturity $600 million aggregate principal amount of its Series 2021A 0.60% Senior Notes.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
In May 2024, Southern Company issued $1.5 billion aggregate principal amount of its Series 2024A 4.50% Convertible Senior Notes due June 15, 2027 in a private offering. See Note (F) to the Condensed Financial Statements under "Convertible Senior Notes" herein for additional information.
Alabama Power
In January 2024, Alabama Power repaid at maturity its obligations with respect to approximately $21 million aggregate principal amount of The Industrial Development Board of the Town of Wilsonville (Alabama) Pollution Control Revenue Bonds (Alabama Power Company Gaston Plant Project), Series D.
In May 2024, Alabama Power entered into a $50 million short-term floating rate bank loan, which it repaid at maturity in July 2024.
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
In June 2024, Georgia Power entered into a $200 million short-term floating rate bank loan bearing interest based on term SOFR.
Subsequent to June 30, 2024, Georgia Power repaid $210 million of a $420 million short-term floating rate bank loan due November 2024.
Mississippi Power
In March 2024, Mississippi Power issued in a private placement $100 million aggregate principal amount of Series 2024A 5.62% Senior Notes due March 15, 2034 and $50 million aggregate principal amount of Series 2024B 5.72% Senior Notes due March 15, 2036. In June 2024, pursuant to the same agreement, Mississippi Power issued in a private placement $100 million aggregate principal amount of Series 2024C 5.91% Senior Notes due June 15, 2054.
Also in June 2024, Mississippi Power repaid at maturity $200 million aggregate principal amount of its Series 2021A Floating Rate Senior Notes.
Southern Company Gas
During the first six months of 2024, Southern Company Gas received cash advances totaling $9 million under a long-term financing agreement related to a construction contract.
Credit Rating Risk
At June 30, 2024, the Registrants did not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade.
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

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
The maximum potential collateral requirements under these contracts at June 30, 2024 were as follows:

Credit Ratings	Southern Company(*)	Alabama Power	Georgia Power	Mississippi Power	Southern Power(*)	Southern Company Gas
	(in millions)
At BBB and/or Baa2	$36	$1	$—	$—	$35	$—
At BBB- and/or Baa3	460	2	60	1	398	—
At BB+ and/or Ba1 or below	1,951	386	771	298	1,303	17
(*)Southern Power has PPAs that could require collateral, but not accelerated payment, in the event of a downgrade of Southern Power's credit. The PPAs require credit assurances without stating a specific credit rating. The amount of collateral required would depend upon actual losses resulting from a credit downgrade. Southern Power had $106 million of cash collateral posted related to PPA requirements at June 30, 2024.
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
On May 2, 2024, S&P upgraded the issuer credit rating for Southern Company to A- from BBB+. Due to S&P's rating methodology, the upgrade of Southern Company's issuer credit rating resulted in the upgrade of the senior unsecured long-term debt ratings of Mississippi Power, Southern Company Gas Capital, and Atlanta Gas Light to A- from BBB+, the senior unsecured long-term debt rating of Georgia Power to A from BBB+, the senior unsecured long-term debt rating of Alabama Power to A from A-, and the senior unsecured long-term debt ratings of Southern Company and Southern Power to BBB+ from BBB. Nicor Gas' long-term issuer rating remained at A-. S&P revised its credit rating outlook for Southern Company and its subsidiaries to stable from positive.

    Table of Contents                                Index to Financial Statements
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
During the six months ended June 30, 2024, there were no material changes to Southern Company's, Alabama Power's, Georgia Power's, Mississippi Power's, Southern Power's, or Southern Company Gas' disclosures about market risk. For an in-depth discussion of each Registrant's market risks, see MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Market Price Risk" in Item 7 of the Form 10-K and Note 1 to the financial statements under "Financial Instruments" and Notes 13 and 14 to the financial statements in Item 8 of the Form 10-K, as well as Notes (I) and (J) to the Condensed Financial Statements herein.
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
There have been no changes in Southern Company's, Alabama Power's, Georgia Power's, Mississippi Power's, Southern Power's, or Southern Company Gas' internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the second quarter 2024 that have materially affected or are reasonably likely to materially affect Southern Company's, Alabama Power's, Georgia Power's, Mississippi Power's, Southern Power's, or Southern Company Gas' internal control over financial reporting.

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
Item 5. Other Information.
The following table reports information regarding the adoption of "Rule 10b5-1 trading arrangements" or "non-Rule 10b5-1 trading arrangements," as defined in Item 408(a) of Regulation S-K, during the three months ended June 30, 2024 for Southern Company's directors and "officers," as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended. There were no modifications or terminations of such trading arrangements during the three months ended June 30, 2024. Unless otherwise indicated, each trading arrangement listed below is a "Rule 10b5-1 trading arrangement," provides for the sale of shares of Southern Company's common stock, commences no earlier than the 120th day after the "Date of Adoption" listed below, and terminates upon the earlier of the "Expiration Date" listed below or the completion of all sales. The Subsidiary Registrants had no reportable trading arrangements for the three months ended June 30, 2024.

Name	Title	Date of Adoption	Expiration Date	Aggregate Number of Shares Covered
Bryan D. Anderson	Executive Vice President	May 8, 2024	August 29, 2025	6,565
James Y. Kerr II	Chairman, President, and Chief Executive Officer of Southern Company Gas	June 5, 2024	October 10, 2025	30,000
Item 6. Exhibits.
The exhibits below with an asterisk (*) preceding the exhibit number are filed herewith. The remaining exhibits have previously been filed with the SEC and are incorporated herein by reference. The exhibits marked with a pound sign (#) are management contracts or compensatory plans or arrangements.

(4) Instruments Describing Rights of Security Holders, Including Indentures

Southern Company

(a)
Thirty-Second Supplemental Indenture to Senior Note Indenture dated as of May 9, 2024, providing for the issuance of the Series 2024A 4.50% Convertible Senior Notes due June 15, 2027. (Designated in Form 8-K dated May 9, 2024, File No. 1-3526 as Exhibit 4.2.)

Mississippi Power

*	(d)1		Fifth Supplemental Indenture to Senior Note Indenture dated as of June 27, 2024, providing for the issuance of the Series 2024C 5.91% Senior Notes due June 15, 2054.

(24) Power of Attorney and Resolutions

Southern Company

	(a)	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2023, File No. 1-3526 as Exhibit 24(a)1.)

    Table of Contents                                Index to Financial Statements

Alabama Power

	(b)	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2023, File No. 1-3164 as Exhibit 24(b)1.)

Georgia Power

	(c)	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2023, File No. 1-6468 as Exhibit 24(c)1.)

Mississippi Power

	(d)	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2023, File No. 001-11229 as Exhibit 24(d)1.)

Southern Power

	(e)	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2023, File No. 001-37803 as Exhibit 24(e)1.)

Southern Company Gas

	(f)	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2023, File No. 1-14174 as Exhibit 24(f)1.)

(31) Section 302 Certifications

Southern Company

*	(a)1	-	Certificate of Southern Company's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(a)2	-	Certificate of Southern Company's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Alabama Power

*	(b)1	-	Certificate of Alabama Power's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(b)2	-	Certificate of Alabama Power's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Georgia Power

*	(c)1	-	Certificate of Georgia Power's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(c)2	-	Certificate of Georgia Power's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Mississippi Power

*	(d)1	-	Certificate of Mississippi Power's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(d)2	-	Certificate of Mississippi Power's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Southern Power

*	(e)1	-	Certificate of Southern Power Company's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(e)2	-	Certificate of Southern Power Company's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Southern Company Gas

*	(f)1	-	Certificate of Southern Company Gas' Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

    Table of Contents                                Index to Financial Statements

*	(f)2	-	Certificate of Southern Company Gas' Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(32) Section 906 Certifications

Southern Company

*	(a)	-	Certificate of Southern Company's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Alabama Power

*	(b)	-	Certificate of Alabama Power's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Georgia Power

*	(c)	-	Certificate of Georgia Power's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Mississippi Power

*	(d)	-	Certificate of Mississippi Power's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Southern Power

*	(e)	-	Certificate of Southern Power Company's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Southern Company Gas

*	(f)	-	Certificate of Southern Company Gas' Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

(101) Interactive Data Files

*	INS	-	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
*	SCH	-	Inline XBRL Taxonomy Extension Schema Document
*	CAL	-	Inline XBRL Taxonomy Calculation Linkbase Document
*	DEF	-	Inline XBRL Definition Linkbase Document
*	LAB	-	Inline XBRL Taxonomy Label Linkbase Document
*	PRE	-	Inline XBRL Taxonomy Presentation Linkbase Document

(104) Cover Page Interactive Data File
*			Formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.

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
Date: July 31, 2024

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
Date: July 31, 2024

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
Date: July 31, 2024

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
Date: July 31, 2024

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
Date: July 31, 2024

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
Date: July 31, 2024