Form 10-Q
period 2024-09-30
SOUTHERN CO; GEORGIA POWER CO; SOUTHERN POWER CO; SOUTHERN CO GAS; ALABAMA POWER CO; MISSISSIPPI POWER CO
filed 2024-10-31
CIK 92122, 41091, 1160661, 1004155, 3153, 66904

    Table of Contents                                Index to Financial Statements
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR
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

Registrant	Description of Common Stock	Shares Outstanding at September 30, 2024
The Southern Company	Par Value $5 Per Share	1,095,684,180
Alabama Power Company	Par Value $40 Per Share	30,537,500
Georgia Power Company	Without Par Value	9,261,500
Mississippi Power Company	Without Par Value	1,121,000
Southern Power Company	Par Value $0.01 Per Share	1,000
Southern Company Gas	Par Value $0.01 Per Share	100
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

    Table of Contents                                Index to Financial Statements

    Table of Contents                                Index to Financial Statements

DEFINITIONS

Term	Meaning
2022 ARP	Alternate Rate Plan approved by the Georgia PSC in 2022 for Georgia Power for the years 2023 through 2025
AFUDC	Allowance for funds used during construction
Alabama Power	Alabama Power Company
ARO	Asset retirement obligation
Atlanta Gas Light	Atlanta Gas Light Company, a wholly-owned subsidiary of Southern Company Gas
CCN	Certificate of convenience and necessity
CCR	Coal combustion residuals
Chattanooga Gas	Chattanooga Gas Company, a wholly-owned subsidiary of Southern Company Gas
CO2	Carbon dioxide
COD	Commercial operation date
Cooperative Energy	Electric generation and transmission cooperative in Mississippi
COVID-19	The novel coronavirus disease declared a pandemic by the World Health Organization and the Centers for Disease Control and Prevention in March 2020
CWIP	Construction work in progress
Dalton	City of Dalton, Georgia, an incorporated municipality in the State of Georgia, acting by and through its Board of Water, Light, and Sinking Fund Commissioners
Dalton Pipeline	A pipeline facility in Georgia in which Southern Company Gas has a 50% undivided ownership interest
DOE	U.S. Department of Energy
ECO Plan	Mississippi Power's environmental compliance overview plan
ELG	Effluent limitations guidelines
EPA	U.S. Environmental Protection Agency
EPC Contractor	Westinghouse and its affiliate, WECTEC Global Project Services Inc.; the former engineering, procurement, and construction contractor for Plant Vogtle Units 3 and 4
FCC	Federal Communications Commission
FERC	Federal Energy Regulatory Commission
FFB	Federal Financing Bank
First Solar	First Solar Electric, LLC
Fitch	Fitch Ratings, Inc.
Form 10-K	Annual Report on Form 10-K of Southern Company, Alabama Power, Georgia Power, Mississippi Power, Southern Power, and Southern Company Gas for the year ended December 31, 2023, as applicable
GAAP	U.S. generally accepted accounting principles
Georgia Power	Georgia Power Company
GHG	Greenhouse gas
GRAM	Atlanta Gas Light's Georgia Rate Adjustment Mechanism
Guarantee Settlement Agreement	The June 9, 2017 settlement agreement between the Vogtle Owners and Toshiba related to certain payment obligations of the EPC Contractor guaranteed by Toshiba
Heating Degree Days	A measure of weather, calculated when the average daily temperatures are less than 65 degrees Fahrenheit
Heating Season	The period from November through March when Southern Company Gas' natural gas usage and operating revenues are generally higher
HLBV	Hypothetical liquidation at book value
IGCC	Integrated coal gasification combined cycle, the technology originally approved for Mississippi Power's Kemper County energy facility
IIC	Intercompany Interchange Contract
Illinois Commission	Illinois Commerce Commission

    Table of Contents                                Index to Financial Statements

DEFINITIONS
(continued)

Term	Meaning
IRP	Integrated resource plan
ITC	Investment tax credit
KWH	Kilowatt-hour
LIFO	Last-in, first-out
LTSA	Long-term service agreement
MEAG Power	Municipal Electric Authority of Georgia
Mississippi Power	Mississippi Power Company
mmBtu	Million British thermal units
Moody's	Moody's Investors Service, Inc.
MRA	Municipal and Rural Associations
MW	Megawatt
natural gas distribution utilities	Southern Company Gas' natural gas distribution utilities (Nicor Gas, Atlanta Gas Light, Virginia Natural Gas, and Chattanooga Gas)
NCCR	Georgia Power's Nuclear Construction Cost Recovery tariff
NDR	Alabama Power's Natural Disaster Reserve
Nicor Gas	Northern Illinois Gas Company, a wholly-owned subsidiary of Southern Company Gas
N/M	Not meaningful
NRC	U.S. Nuclear Regulatory Commission
OCI	Other comprehensive income
OPC	Oglethorpe Power Corporation (an electric membership corporation)
PEP	Mississippi Power's Performance Evaluation Plan
PowerSecure	PowerSecure, Inc., a wholly-owned subsidiary of Southern Company
PPA	Power purchase agreements, as well as, for Southern Power, contracts for differences that provide the owner of a renewable facility a certain fixed price for the electricity sold to the grid
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
•the ability to successfully operate the traditional electric operating companies' and SEGCO's generation, transmission, and distribution facilities, Southern Power's generation and battery energy storage facilities, and Southern Company Gas' natural gas distribution and storage facilities and the successful performance of necessary corporate functions;
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

    Table of Contents                                Index to Financial Statements
PART I
Item 1. Financial Statements (Unaudited).

    Table of Contents                                Index to Financial Statements

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)		(in millions)
Operating Revenues:
Retail electric revenues	$5,366	$5,139	$13,793	$12,597
Wholesale electric revenues	721	727	1,919	1,930
Other electric revenues	222	203	631	602
Natural gas revenues (includes alternative revenue programs of $1, $—, $46, and $11, respectively)	682	689	3,220	3,417
Other revenues	283	222	820	662
Total operating revenues	7,274	6,980	20,383	19,208
Operating Expenses:
Fuel	1,146	1,367	3,174	3,376
Purchased power	249	207	669	680
Cost of natural gas	98	102	852	1,199
Cost of other sales	166	126	464	381
Other operations and maintenance	1,662	1,424	4,543	4,352
Depreciation and amortization	1,210	1,143	3,537	3,365
Taxes other than income taxes	375	341	1,155	1,076
Estimated loss on Plant Vogtle Units 3 and 4	—	160	(21)	160
Total operating expenses	4,906	4,870	14,373	14,589
Operating Income	2,368	2,110	6,010	4,619
Other Income and (Expense):
Allowance for equity funds used during construction	58	66	167	200
Earnings from equity method investments	31	32	107	110
Interest expense, net of amounts capitalized	(692)	(620)	(2,050)	(1,812)
Other income (expense), net	147	141	450	428
Total other income and (expense)	(456)	(381)	(1,326)	(1,074)
Earnings Before Income Taxes	1,912	1,729	4,684	3,545
Income taxes	377	297	890	492
Consolidated Net Income	1,535	1,432	3,794	3,053
Net income (loss) attributable to noncontrolling interests	—	10	(73)	(68)
Consolidated Net Income Attributable to Southern Company	$1,535	$1,422	$3,867	$3,121
Common Stock Data:
Earnings per share -
Basic	$1.40	$1.30	$3.53	$2.86
Diluted	$1.39	$1.29	$3.51	$2.84
Average number of shares of common stock outstanding (in millions)
Basic	1,097	1,092	1,096	1,092
Diluted	1,103	1,099	1,102	1,098
The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)		(in millions)
Consolidated Net Income	$1,535	$1,432	$3,794	$3,053
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $(1), $3, $(2), and $(11), respectively	(2)	2	(5)	(34)
Reclassification adjustment for amounts included in net income, net of tax of $(2), $12, $14, and $25, respectively	(8)	36	39	70
Pension and other postretirement benefit plans:
Benefit plan net gain (loss), net of tax of $—, $—, $1, and $—, respectively	—	—	3	—
Reclassification adjustment for amounts included in net income, net of tax of $—, $—, $—, and $—, respectively	1	—	1	1
Total other comprehensive income (loss)	(9)	38	38	37
Comprehensive Income	1,526	1,470	3,832	3,090
Comprehensive income (loss) attributable to noncontrolling interests	—	10	(73)	(68)
Consolidated Comprehensive Income Attributable to Southern Company	$1,526	$1,460	$3,905	$3,158
The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2024	2023
	(in millions)
Operating Activities:
Consolidated net income	$3,794	$3,053
Adjustments to reconcile consolidated net income to net cash provided from operating activities —
Depreciation and amortization, total	3,916	3,699
Deferred income taxes	520	(52)
Utilization of federal tax credit carryforward	87	195
Allowance for equity funds used during construction	(167)	(200)
Pension, postretirement, and other employee benefits	(391)	(397)
Settlement of asset retirement obligations	(405)	(444)
Stock based compensation expense	120	119
Estimated loss on Plant Vogtle Units 3 and 4	(21)	160
Retail fuel cost under recovery – long-term	—	(157)
Other, net	(100)	(26)
Changes in certain current assets and liabilities —
-Receivables	(233)	524
-Retail fuel cost under recovery	843	513
-Fossil fuel for generation	143	(254)
-Materials and supplies	(195)	(271)
-Natural gas cost under recovery	—	108
-Other current assets	(181)	(32)
-Accounts payable	(161)	(1,031)
-Accrued taxes	179	376
-Accrued compensation	(90)	(197)
-Customer refunds	(28)	(177)
-Natural gas cost over recovery	12	165
-Other current liabilities	(27)	66
Net cash provided from operating activities	7,615	5,740
Investing Activities:
Property additions	(6,206)	(6,561)
Nuclear decommissioning trust fund purchases	(1,070)	(885)
Nuclear decommissioning trust fund sales	1,070	879
Proceeds from dispositions	370	165
Cost of removal, net of salvage	(444)	(421)
Change in construction payables, net	(119)	241
Other investing activities	(279)	(139)
Net cash used for investing activities	(6,678)	(6,721)
Financing Activities:
Decrease in notes payable, net	(1,264)	(298)
Proceeds —
Long-term debt	5,321	7,812
Short-term borrowings	700	250
Common stock	112	26
Redemptions and repurchases —
Long-term debt	(2,167)	(3,567)
Short-term borrowings	(1,020)	(850)
Distributions to noncontrolling interests	(108)	(148)
Payment of common stock dividends	(2,220)	(2,271)
Other financing activities	(157)	(120)
Net cash provided from (used for) financing activities	(803)	834
Net Change in Cash, Cash Equivalents, and Restricted Cash	134	(147)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	921	2,037
Cash, Cash Equivalents, and Restricted Cash at End of Period	$1,055	$1,890
Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $76 and $97 capitalized for 2024 and 2023, respectively)	$2,015	$1,694
Income taxes, net	131	11
Noncash transactions —
Accrued property additions at end of period	937	1,224
Right-of-use assets obtained under operating leases	126	76
Right-of-use assets obtained under finance leases	1	3
Reassessment of right-of-use assets under operating leases	(7)	—
Issuance of common stock under dividend reinvestment plan	123	—
The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Assets	At September 30, 2024	At December 31, 2023
	(in millions)
Current Assets:
Cash and cash equivalents	$1,018	$748
Receivables —
Customer accounts	2,327	2,030
Unbilled revenues	556	786
Under recovered fuel clause revenues	689	696
Other accounts and notes	909	519
Accumulated provision for uncollectible accounts	(64)	(68)
Materials and supplies	2,169	1,989
Fossil fuel for generation	799	943
Natural gas for sale	417	420
Prepaid expenses	391	406
Regulatory assets – asset retirement obligations	390	274
Other regulatory assets	877	1,120
Other current assets	562	569
Total current assets	11,040	10,432
Property, Plant, and Equipment:
In service	134,889	128,428
Less: Accumulated depreciation	39,536	37,725
Plant in service, net of depreciation	95,353	90,703
Other utility plant, net	426	499
Nuclear fuel, at amortized cost	886	858
Construction work in progress	6,232	7,784
Total property, plant, and equipment	102,897	99,844
Other Property and Investments:
Goodwill	5,161	5,161
Nuclear decommissioning trusts, at fair value	2,650	2,424
Equity investments in unconsolidated subsidiaries	1,414	1,368
Other intangible assets, net of amortization of $403 and $376, respectively	341	368
Miscellaneous property and investments	657	665
Total other property and investments	10,223	9,986
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	1,415	1,432
Deferred charges related to income taxes	874	886
Prepaid pension costs	2,375	2,079
Unamortized loss on reacquired debt	208	220
Deferred under recovered fuel clause revenues	632	1,261
Regulatory assets – asset retirement obligations, deferred	5,277	5,459
Other regulatory assets, deferred	7,531	6,264
Other deferred charges and assets	1,484	1,468
Total deferred charges and other assets	19,796	19,069
Total Assets	$143,956	$139,331
The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholders' Equity	At September 30, 2024	At December 31, 2023
	(in millions)
Current Liabilities:
Securities due within one year	$1,642	$2,476
Notes payable	722	2,314
Accounts payable	3,950	2,898
Customer deposits	491	503
Accrued taxes —
Accrued income taxes	37	8
Other accrued taxes	985	860
Accrued interest	570	652
Accrued compensation	1,065	1,151
Asset retirement obligations	763	744
Liabilities from risk management activities, net of collateral	199	294
Operating lease obligations	197	183
Natural gas cost over recovery	226	214
Other regulatory liabilities	214	141
Other current liabilities	1,104	1,029
Total current liabilities	12,165	13,467
Long-term Debt	61,254	57,210
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	11,727	10,990
Deferred credits related to income taxes	4,587	4,674
Accumulated deferred ITCs	2,003	2,067
Employee benefit obligations	1,064	1,115
Operating lease obligations, deferred	1,267	1,307
Asset retirement obligations, deferred	9,178	9,573
Other cost of removal obligations	2,006	1,957
Other regulatory liabilities, deferred	725	715
Other deferred credits and liabilities	1,075	1,031
Total deferred credits and other liabilities	33,632	33,429
Total Liabilities	107,051	104,106
Total Stockholders' Equity (See accompanying statements)	36,905	35,225
Total Liabilities and Stockholders' Equity	$143,956	$139,331
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

    Table of Contents                                Index to Financial Statements
SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

	Southern Company Common Stockholders' Equity
	Number of Common Shares		Common Stock				Accumulated Other Comprehensive Income (Loss)
	Issued	Treasury	Par Value	Paid-In Capital	Treasury	Retained Earnings		Noncontrolling Interests	Total
	(in millions)
Balance at December 31, 2023	1,092	(1)	$5,423	$13,775	$(59)	$12,482	$(177)	$3,781	$35,225
Consolidated net income (loss)	—	—	—	—	—	1,129	—	(58)	1,071
Other comprehensive income	—	—	—	—	—	—	37	—	37
Stock issued	3	—	8	53	—	—	—	—	61
Stock-based compensation	—	—	—	8	—	—	—	—	8
Dividends of $0.70 per share	—	—	—	—	—	(766)	—	—	(766)
Capital contributions from noncontrolling interests	—	—	—	—	—	—	—	9	9
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(38)	(38)
Other	—	—	—	10	(2)	(1)	—	—	7
Balance at March 31, 2024	1,095	(1)	5,431	13,846	(61)	12,844	(140)	3,694	35,614
Consolidated net income (loss)	—	—	—	—	—	1,203	—	(15)	1,188
Other comprehensive income	—	—	—	—	—	—	10	—	10
Stock issued	1	—	5	85	—	—	—	—	90
Stock-based compensation	—	—	—	13	—	—	—	—	13
Dividends of $0.72 per share	—	—	—	—	—	(788)	—	—	(788)
Capital contributions from noncontrolling interests	—	—	—	—	—	—	—	2	2
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(19)	(19)
Other	—	—	—	3	(2)	—	—	—	1
Balance at June 30, 2024	1,096	(1)	5,436	13,947	(63)	13,259	(130)	3,662	36,111
Consolidated net income	—	—	—	—	—	1,535	—	—	1,535
Other comprehensive income (loss)	—	—	—	—	—	—	(9)	—	(9)
Stock issued	1	—	5	79	—	—	—	—	84
Stock-based compensation	—	—	—	24	—	—	—	—	24
Dividends of $0.72 per share	—	—	—	—	—	(789)	—	—	(789)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(55)	(55)
Other	—	—	—	(2)	6	—	—	—	4
Balance at September 30, 2024	1,097	(1)	$5,441	$14,048	$(57)	$14,005	$(139)	$3,607	$36,905

The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements

ALABAMA POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)		(in millions)
Operating Revenues:
Retail revenues	$1,904	$1,860	$5,117	$4,708
Wholesale revenues, non-affiliates	89	106	259	358
Wholesale revenues, affiliates	34	14	103	43
Other revenues	111	103	324	311
Total operating revenues	2,138	2,083	5,803	5,420
Operating Expenses:
Fuel	384	402	1,050	1,013
Purchased power, non-affiliates	49	42	148	197
Purchased power, affiliates	48	80	134	193
Other operations and maintenance	493	411	1,335	1,275
Depreciation and amortization	366	351	1,091	1,045
Taxes other than income taxes	108	110	347	333
Total operating expenses	1,448	1,396	4,105	4,056
Operating Income	690	687	1,698	1,364
Other Income and (Expense):
Allowance for equity funds used during construction	15	23	40	65
Interest expense, net of amounts capitalized	(113)	(104)	(337)	(311)
Other income (expense), net	36	38	116	117
Total other income and (expense)	(62)	(43)	(181)	(129)
Earnings Before Income Taxes	628	644	1,517	1,235
Income taxes	135	79	322	103
Net Income	$493	$565	$1,195	$1,132
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)		(in millions)
Net Income	$493	$565	$1,195	$1,132
Other comprehensive income:
Qualifying hedges:
Changes in fair value, net of tax of $—, $—, $—, and $—, respectively	—	—	—	1
Reclassification adjustment for amounts included in net income, net of tax of $—, $—, $1, and $—, respectively	—	1	1	1
Total other comprehensive income	—	1	1	2
Comprehensive Income	$493	$566	$1,196	$1,134
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
ALABAMA POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2024	2023
	(in millions)
Operating Activities:
Net income	$1,195	$1,132
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	1,201	1,158
Deferred income taxes	(79)	(210)
Pension, postretirement, and other employee benefits	(151)	(148)
Settlement of asset retirement obligations	(184)	(188)
Other, net	24	(22)
Changes in certain current assets and liabilities —
-Receivables	(115)	(108)
-Fossil fuel stock	46	(113)
-Prepayments	(44)	(30)
-Retail fuel cost under recovery	236	334
-Other current assets	(32)	(93)
-Accounts payable	(304)	(358)
-Accrued taxes	235	271
-Accrued compensation	(26)	(46)
-Other current liabilities	(19)	(57)
Net cash provided from operating activities	1,983	1,522
Investing Activities:
Property additions	(1,279)	(1,377)
Nuclear decommissioning trust fund purchases	(448)	(226)
Nuclear decommissioning trust fund sales	448	226
Cost of removal, net of salvage	(123)	(128)
Change in construction payables, net of joint owner portion	(32)	(68)
Other investing activities	(26)	27
Net cash used for investing activities	(1,460)	(1,546)
Financing Activities:
Increase in notes payable, net	(40)	—
Proceeds —
Senior notes	—	200
Revenue bonds	—	326
Short-term borrowings	50	—
Other long-term debt	6	28
Redemptions —
Revenue bonds	(21)	—
Short-term borrowings	(50)	—
Capital contributions from parent company	488	380
Payment of common stock dividends	(886)	(856)
Other financing activities	(3)	(12)
Net cash provided from (used for) financing activities	(456)	66
Net Change in Cash, Cash Equivalents, and Restricted Cash	67	42
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	409	687
Cash, Cash Equivalents, and Restricted Cash at End of Period	$476	$729
Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $13 and $21 capitalized for 2024 and 2023, respectively)	$356	$329
Income taxes, net	288	152
Noncash transactions —
Accrued property additions at end of period	106	114
Right-of-use assets obtained under operating leases	11	28
Right-of-use assets obtained under finance leases	—	3
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
ALABAMA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Assets	At September 30, 2024	At December 31, 2023
	(in millions)
Current Assets:
Cash and cash equivalents	$476	$324
Receivables —
Customer accounts	627	513
Unbilled revenues	184	191
Affiliated	85	72
Other accounts and notes	207	109
Accumulated provision for uncollectible accounts	(22)	(16)
Fossil fuel stock	348	394
Materials and supplies	699	655
Prepaid expenses	100	62
Regulatory assets – under recovered retail fuel clause revenues	10	246
Other regulatory assets	351	385
Other current assets	77	142
Total current assets	3,142	3,077
Property, Plant, and Equipment:
In service	36,112	35,429
Less: Accumulated provision for depreciation	11,522	11,131
Plant in service, net of depreciation	24,590	24,298
Other utility plant, net	426	499
Nuclear fuel, at amortized cost	250	253
Construction work in progress	1,210	1,095
Total property, plant, and equipment	26,476	26,145
Other Property and Investments:
Nuclear decommissioning trusts, at fair value	1,399	1,261
Equity investments in unconsolidated subsidiaries	49	52
Miscellaneous property and investments	127	155
Total other property and investments	1,575	1,468
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	87	87
Deferred charges related to income taxes	261	262
Prepaid pension and other postretirement benefit costs	757	659
Regulatory assets – asset retirement obligations	1,742	1,810
Other regulatory assets, deferred	1,834	1,858
Other deferred charges and assets	466	414
Total deferred charges and other assets	5,147	5,090
Total Assets	$36,340	$35,780
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
ALABAMA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholder's Equity	At September 30, 2024	At December 31, 2023
	(in millions)
Current Liabilities:
Securities due within one year	$655	$223
Notes payable	—	40
Accounts payable —
Affiliated	267	330
Other	373	630
Customer deposits	111	105
Accrued taxes	279	51
Accrued interest	88	122
Accrued compensation	210	222
Asset retirement obligations	360	346
Other regulatory liabilities	131	44
Other current liabilities	192	191
Total current liabilities	2,666	2,304
Long-term Debt	10,517	10,960
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	4,183	4,170
Deferred credits related to income taxes	1,413	1,506
Accumulated deferred ITCs	70	74
Employee benefit obligations	152	155
Operating lease obligations	79	81
Asset retirement obligations, deferred	3,730	3,812
Other regulatory liabilities, deferred	267	291
Other deferred credits and liabilities	128	94
Total deferred credits and other liabilities	10,022	10,183
Total Liabilities	23,205	23,447
Common Stockholder's Equity (See accompanying statements)	13,135	12,333
Total Liabilities and Stockholder's Equity	$36,340	$35,780
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
ALABAMA POWER COMPANY
CONDENSED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY (UNAUDITED)

	Number of Common Shares Issued	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balance at December 31, 2022	31	$1,222	$6,710	$3,764	$(9)	$11,687
Net income	—	—	—	255	—	255
Capital contributions from parent company	—	—	330	—	—	330
Cash dividends on common stock	—	—	—	(285)	—	(285)
Balance at March 31, 2023	31	1,222	7,040	3,734	(9)	11,987
Net income	—	—	—	312	—	312
Capital contributions from parent company	—	—	29	—	—	29
Cash dividends on common stock	—	—	—	(286)	—	(286)
Balance at June 30, 2023	31	1,222	7,069	3,760	(9)	12,042
Net income	—	—	—	565	—	565
Capital contributions from parent company	—	—	28	—	—	28
Other comprehensive income	—	—	—	—	1	1
Cash dividends on common stock	—	—	—	(285)	—	(285)
Balance at September 30, 2023	31	$1,222	$7,097	$4,040	$(8)	$12,351

Balance at December 31, 2023	31	$1,222	$7,125	$3,993	$(7)	$12,333
Net income	—	—	—	333	—	333
Capital contributions from parent company	—	—	427	—	—	427
Cash dividends on common stock	—	—	—	(295)	—	(295)
Other	—	—	—	(1)	—	(1)
Balance at March 31, 2024	31	1,222	7,552	4,030	(7)	12,797
Net income	—	—	—	369	—	369
Capital contributions from parent company	—	—	50	—	—	50
Other comprehensive income	—	—	—	—	1	1
Cash dividends on common stock	—	—	—	(296)	—	(296)
Balance at June 30, 2024	31	1,222	7,602	4,103	(6)	12,921
Net income	—	—	—	493	—	493
Capital contributions from parent company	—	—	16	—	—	16
Cash dividends on common stock	—	—	—	(295)	—	(295)
Balance at September 30, 2024	31	$1,222	$7,618	$4,301	$(6)	$13,135
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements

GEORGIA POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)		(in millions)
Operating Revenues:
Retail revenues	$3,185	$2,996	$7,937	$7,142
Wholesale revenues	78	69	198	147
Other revenues	209	172	610	516
Total operating revenues	3,472	3,237	8,745	7,805
Operating Expenses:
Fuel	451	576	1,281	1,392
Purchased power, non-affiliates	174	131	466	397
Purchased power, affiliates	204	221	567	579
Other operations and maintenance	613	512	1,586	1,505
Depreciation and amortization	462	429	1,334	1,248
Taxes other than income taxes	177	144	488	406
Estimated loss on Plant Vogtle Units 3 and 4	—	160	(21)	160
Total operating expenses	2,081	2,173	5,701	5,687
Operating Income	1,391	1,064	3,044	2,118
Other Income and (Expense):
Allowance for equity funds used during construction	37	37	108	121
Interest expense, net of amounts capitalized	(184)	(166)	(543)	(472)
Other income (expense), net	52	45	156	125
Total other income and (expense)	(95)	(84)	(279)	(226)
Earnings Before Income Taxes	1,296	980	2,765	1,892
Income taxes	246	200	516	345
Net Income	$1,050	$780	$2,249	$1,547
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)		(in millions)
Net Income	$1,050	$780	$2,249	$1,547
Other comprehensive income:
Qualifying hedges:
Changes in fair value, net of tax of $—, $—, $4, and $(1), respectively	—	—	13	(1)
Reclassification adjustment for amounts included in net income, net of tax of $—, $—, $1, and $1, respectively	1	1	3	3
Total other comprehensive income	1	1	16	2
Comprehensive Income	$1,051	$781	$2,265	$1,549
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
GEORGIA POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2024	2023
	(in millions)
Operating Activities:
Net income	$2,249	$1,547
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	1,566	1,411
Deferred income taxes	396	102
Allowance for equity funds used during construction	(108)	(121)
Pension, postretirement, and other employee benefits	(197)	(207)
Settlement of asset retirement obligations	(191)	(228)
Retail fuel cost under recovery – long-term	—	(157)
Estimated loss on Plant Vogtle Units 3 and 4	(21)	160
Other, net	(141)	12
Changes in certain current assets and liabilities —
-Receivables	(499)	(311)
-Retail fuel cost under recovery	590	204
-Fossil fuel stock	110	(138)
-Materials and supplies	(83)	(135)
-Other current assets	(163)	(41)
-Accounts payable	113	(142)
-Accrued taxes	24	118
-Customer refunds	(5)	(121)
-Other current liabilities	41	16
Net cash provided from operating activities	3,681	1,969
Investing Activities:
Property additions	(3,403)	(3,501)
Nuclear decommissioning trust fund purchases	(623)	(659)
Nuclear decommissioning trust fund sales	622	654
Cost of removal, net of salvage	(225)	(191)
Change in construction payables, net of joint owner portion	(92)	338
Proceeds from dispositions	356	59
Other investing activities	(122)	(76)
Net cash used for investing activities	(3,487)	(3,376)
Financing Activities:
Increase (decrease) in notes payable, net	(776)	50
Proceeds —
Senior notes	1,400	1,750
Short-term borrowings	350	250
Revenue bonds	—	229
Redemptions and repurchases —
Senior notes	(400)	(800)
Short-term borrowings	(670)	(650)
FFB loan	(64)	(64)
Capital contributions from parent company	1,560	1,837
Payment of common stock dividends	(1,538)	(1,392)
Other financing activities	(67)	(27)
Net cash provided from (used for) financing activities	(205)	1,183
Net Change in Cash, Cash Equivalents, and Restricted Cash	(11)	(224)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	75	480
Cash, Cash Equivalents, and Restricted Cash at End of Period	$64	$256
Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $43 and $63 capitalized for 2024 and 2023, respectively)	$530	$439
Income taxes, net	80	74
Noncash transactions —
Accrued property additions at end of period	590	942
Right-of-use assets obtained under operating leases	121	17
Right-of-use assets obtained under finance leases	44	18
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
GEORGIA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Assets	At September 30, 2024	At December 31, 2023
	(in millions)
Current Assets:
Cash and cash equivalents	$43	$9
Receivables —
Customer accounts, net	1,187	843
Unbilled revenues	251	275
Under recovered retail fuel clause revenues	683	694
Joint owner accounts	116	119
Affiliated	74	51
Other accounts and notes	362	81
Fossil fuel stock	370	480
Materials and supplies	955	883
Regulatory assets – asset retirement obligations	215	98
Other regulatory assets	377	423
Other current assets	420	305
Total current assets	5,053	4,261
Property, Plant, and Equipment:
In service	53,861	49,370
Less: Accumulated provision for depreciation	14,635	13,955
Plant in service, net of depreciation	39,226	35,415
Nuclear fuel, at amortized cost	636	605
Construction work in progress	3,188	4,975
Total property, plant, and equipment	43,050	40,995
Other Property and Investments:
Nuclear decommissioning trusts, at fair value	1,251	1,163
Equity investments in unconsolidated subsidiaries	44	47
Miscellaneous property and investments	181	151
Total other property and investments	1,476	1,361
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	879	884
Deferred charges related to income taxes	584	594
Prepaid pension costs	795	706
Deferred under recovered retail fuel clause revenues	632	1,211
Regulatory assets – asset retirement obligations, deferred	3,292	3,407
Other regulatory assets, deferred	4,217	2,890
Other deferred charges and assets	520	508
Total deferred charges and other assets	10,919	10,200
Total Assets	$60,498	$56,817
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
GEORGIA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholder's Equity	At September 30, 2024	At December 31, 2023
	(in millions)
Current Liabilities:
Securities due within one year	$850	$502
Notes payable	235	1,329
Accounts payable —
Affiliated	802	840
Other	2,529	1,147
Customer deposits	254	250
Accrued taxes	606	582
Accrued interest	174	175
Accrued compensation	229	250
Operating lease obligations	131	135
Asset retirement obligations	345	338
Other regulatory liabilities	34	22
Other current liabilities	404	365
Total current liabilities	6,593	5,935
Long-term Debt	16,813	16,198
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	4,414	4,018
Deferred credits related to income taxes	2,172	2,161
Accumulated deferred ITCs	317	326
Employee benefit obligations	236	248
Operating lease obligations, deferred	725	740
Asset retirement obligations, deferred	5,036	5,327
Other deferred credits and liabilities	521	481
Total deferred credits and other liabilities	13,421	13,301
Total Liabilities	36,827	35,434
Common Stockholder's Equity (See accompanying statements)	23,671	21,383
Total Liabilities and Stockholder's Equity	$60,498	$56,817
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
GEORGIA POWER COMPANY
CONDENSED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY (UNAUDITED)

	Number of Common Shares Issued	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balance at December 31, 2022	9	$398	$15,626	$2,846	$(12)	$18,858
Net income	—	—	—	296	—	296
Capital contributions from parent company	—	—	752	—	—	752
Cash dividends on common stock	—	—	—	(464)	—	(464)
Other	—	—	—	1	—	1
Balance at March 31, 2023	9	398	16,378	2,679	(12)	19,443
Net income	—	—	—	471	—	471
Capital contributions from parent company	—	—	33	—	—	33
Other comprehensive income	—	—	—	—	1	1
Cash dividends on common stock	—	—	—	(464)	—	(464)
Balance at June 30, 2023	9	398	16,411	2,686	(11)	19,484
Net income	—	—	—	780	—	780
Capital contributions from parent company	—	—	1,056	—	—	1,056
Other comprehensive income	—	—	—	—	1	1
Cash dividends on common stock	—	—	—	(464)	—	(464)
Balance at September 30, 2023	9	$398	$17,467	$3,002	$(10)	$20,857

Balance at December 31, 2023	9	$398	$17,923	$3,071	$(9)	$21,383
Net income	—	—	—	437	—	437
Capital contributions from parent company	—	—	750	—	—	750
Other comprehensive income	—	—	—	—	13	13
Cash dividends on common stock	—	—	—	(513)	—	(513)
Balance at March 31, 2024	9	398	18,673	2,995	4	22,070
Net income	—	—	—	762	—	762
Capital contributions from parent company	—	—	113	—	—	113
Other comprehensive income	—	—	—	—	1	1
Cash dividends on common stock	—	—	—	(513)	—	(513)
Balance at June 30, 2024	9	398	18,786	3,244	5	22,433
Net income	—	—	—	1,050	—	1,050
Capital contributions from parent company	—	—	700	—	—	700
Other comprehensive income	—	—	—	—	1	1
Cash dividends on common stock	—	—	—	(512)	—	(512)
Other	—	—	—	(1)	—	(1)
Balance at September 30, 2024	9	$398	$19,486	$3,781	$6	$23,671
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements

MISSISSIPPI POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)		(in millions)
Operating Revenues:
Retail revenues	$276	$284	$739	$747
Wholesale revenues, non-affiliates	66	77	179	201
Wholesale revenues, affiliates	57	65	166	158
Other revenues	13	10	34	31
Total operating revenues	412	436	1,118	1,137
Operating Expenses:
Fuel and purchased power	134	169	363	416
Other operations and maintenance	90	84	261	258
Depreciation and amortization	48	48	141	139
Taxes other than income taxes	33	32	95	92
Total operating expenses	305	333	860	905
Operating Income	107	103	258	232
Other Income and (Expense):
Interest expense, net of amounts capitalized	(19)	(19)	(58)	(53)
Other income (expense), net	9	9	33	29
Total other income and (expense)	(10)	(10)	(25)	(24)
Earnings Before Income Taxes	97	93	233	208
Income taxes	22	18	47	35
Net Income	$75	$75	$186	$173
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)		(in millions)
Net Income	$75	$75	$186	$173
Other comprehensive income:
Qualifying hedges:
Changes in fair value, net of tax of $—, $—, $2, and $—, respectively	—	—	5	—
Total other comprehensive income	—	—	5	—
Comprehensive Income	$75	$75	$191	$173
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
MISSISSIPPI POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2024	2023
	(in millions)
Operating Activities:
Net income	$186	$173
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	153	171
Deferred income taxes	4	(10)
Pension, postretirement, and other employee benefits	(13)	(15)
Settlement of asset retirement obligations	(13)	(12)
Other, net	21	12
Changes in certain current assets and liabilities —
-Receivables	(22)	55
-Retail fuel cost under recovery	17	(24)
-Fossil fuel stock	(10)	7
-Other current assets	(13)	7
-Accounts payable	(29)	(83)
-Accrued taxes	(11)	(16)
-Accrued compensation	(4)	(5)
-Other current liabilities	(1)	—
Net cash provided from operating activities	265	260
Investing Activities:
Property additions	(220)	(231)
Cost of removal, net of salvage	(32)	(21)
Change in construction payables, net of joint owner portion	(3)	(5)
Payments pursuant to LTSAs	(15)	(21)
Other investing activities	(2)	(2)
Net cash used for investing activities	(272)	(280)
Financing Activities:
Increase in notes payable, net	50	20
Proceeds — Senior notes	250	100
Redemptions — Senior notes	(200)	—
Capital contributions from parent company	60	8
Payment of common stock dividends	(141)	(139)
Other financing activities	(2)	(1)
Net cash provided from (used for) financing activities	17	(12)
Net Change in Cash, Cash Equivalents, and Restricted Cash	10	(32)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	38	59
Cash, Cash Equivalents, and Restricted Cash at End of Period	$48	$27
Supplemental Cash Flow Information:
Cash paid during the period for —
Interest	$67	$53
Income taxes, net	35	33
Noncash transactions —
Accrued property additions at end of period	33	20
Right-of-use assets obtained under operating leases	—	1
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
MISSISSIPPI POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Assets	At September 30, 2024	At December 31, 2023
	(in millions)
Current Assets:
Cash and cash equivalents	$48	$38
Receivables —
Customer accounts, net	64	36
Unbilled revenues	43	40
Affiliated	26	29
Other accounts and notes	21	20
Fossil fuel stock	57	47
Materials and supplies	98	89
Other regulatory assets	49	56
Other current assets	15	10
Total current assets	421	365
Property, Plant, and Equipment:
In service	5,627	5,523
Less: Accumulated provision for depreciation	1,856	1,792
Plant in service, net of depreciation	3,771	3,731
Construction work in progress	291	203
Total property, plant, and equipment	4,062	3,934
Other Property and Investments	153	158
Deferred Charges and Other Assets:
Deferred charges related to income taxes	27	28
Prepaid pension costs	111	99
Deferred under recovered retail fuel clause revenues	—	50
Regulatory assets – asset retirement obligations	247	244
Other regulatory assets, deferred	279	285
Accumulated deferred income taxes	83	96
Other deferred charges and assets	64	85
Total deferred charges and other assets	811	887
Total Assets	$5,447	$5,344
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
MISSISSIPPI POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholder's Equity	At September 30, 2024	At December 31, 2023
	(in millions)
Current Liabilities:
Securities due within one year	$12	$201
Notes payable	50	—
Accounts payable —
Affiliated	53	82
Other	70	73
Accrued taxes	105	117
Accrued compensation	39	43
Asset retirement obligations	32	29
Over recovered retail fuel clause revenues	—	27
Other regulatory liabilities	3	17
Other current liabilities	89	90
Total current liabilities	453	679
Long-term Debt	1,681	1,443
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	476	469
Deferred credits related to income taxes	224	229
Employee benefit obligations	67	67
Asset retirement obligations, deferred	121	139
Other cost of removal obligations	173	186
Other regulatory liabilities, deferred	97	92
Other deferred credits and liabilities	40	37
Total deferred credits and other liabilities	1,198	1,219
Total Liabilities	3,332	3,341
Common Stockholder's Equity (See accompanying statements)	2,115	2,003
Total Liabilities and Stockholder's Equity	$5,447	$5,344
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
MISSISSIPPI POWER COMPANY
CONDENSED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY (UNAUDITED)

	Number of Common Shares Issued	Common Stock	Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balance at December 31, 2022	1	$38	$4,652	$(2,759)	$—	$1,931
Net income	—	—	—	58	—	58
Cash dividends on common stock	—	—	—	(46)	—	(46)
Balance at March 31, 2023	1	38	4,652	(2,747)	—	1,943
Net income	—	—	—	40	—	40
Capital contributions from parent company	—	—	12	—	—	12
Cash dividends on common stock	—	—	—	(47)	—	(47)
Balance at June 30, 2023	1	38	4,664	(2,754)	—	1,948
Net income	—	—	—	75	—	75
Return of capital to parent company	—	—	(3)	—	—	(3)
Cash dividends on common stock	—	—	—	(46)	—	(46)
Balance at September 30, 2023	1	$38	$4,661	$(2,725)	$—	$1,974

Balance at December 31, 2023	1	$38	$4,721	$(2,756)	$—	$2,003
Net income	—	—	—	50	—	50
Capital contributions from parent company	—	—	1	—	—	1
Other comprehensive income	—	—	—	—	5	5
Cash dividends on common stock	—	—	—	(47)	—	(47)
Balance at March 31, 2024	1	38	4,722	(2,753)	5	2,012
Net income	—	—	—	61	—	61
Capital contributions from parent company	—	—	58	—	—	58
Cash dividends on common stock	—	—	—	(47)	—	(47)
Balance at June 30, 2024	1	38	4,780	(2,739)	5	2,084
Net income	—	—	—	75	—	75
Capital contributions from parent company	—	—	3	—	—	3
Cash dividends on common stock	—	—	—	(47)	—	(47)
Balance at September 30, 2024	1	$38	$4,783	$(2,711)	$5	$2,115
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)		(in millions)
Operating Revenues:
Wholesale revenues, non-affiliates	$489	$479	$1,286	$1,234
Wholesale revenues, affiliates	102	156	280	406
Other revenues	9	18	31	46
Total operating revenues	600	653	1,597	1,686
Operating Expenses:
Fuel	166	196	454	526
Purchased power	20	33	60	87
Other operations and maintenance	126	104	367	327
Depreciation and amortization	133	130	378	380
Taxes other than income taxes	12	13	34	38
Gain on dispositions, net	—	—	—	(20)
Total operating expenses	457	476	1,293	1,338
Operating Income	143	177	304	348
Other Income and (Expense):
Interest expense, net of amounts capitalized	(30)	(32)	(89)	(98)
Other income (expense), net	2	4	8	8
Total other income and (expense)	(28)	(28)	(81)	(90)
Earnings Before Income Taxes	115	149	223	258
Income taxes	33	39	32	38
Net Income	82	110	191	220
Net income (loss) attributable to noncontrolling interests	—	10	(73)	(68)
Net Income Attributable to Southern Power	$82	$100	$264	$288
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)		(in millions)
Net Income	$82	$110	$191	$220
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $3, $(2), $(2), and $(3), respectively	10	(13)	(5)	(17)
Reclassification adjustment for amounts included in net income, net of tax of $(4), $4, $2, and $6, respectively	(14)	17	5	24
Pension and other postretirement benefit plans:
Benefit plan net gain (loss), net of tax of $—, $—, $—, and $—, respectively	—	—	1	—
Total other comprehensive income (loss)	(4)	4	1	7
Comprehensive Income	78	114	192	227
Comprehensive income (loss) attributable to noncontrolling interests	—	10	(73)	(68)
Comprehensive Income Attributable to Southern Power	$78	$104	$265	$295
The accompanying notes as they relate to Southern Power are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2024	2023
	(in millions)
Operating Activities:
Net income	$191	$220
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	388	395
Utilization of federal tax credit carryforward	63	179
Amortization of ITCs	(44)	(44)
Gain on dispositions, net	—	(20)
Other, net	18	5
Changes in certain current assets and liabilities —
-Receivables	(24)	100
-Prepaid income taxes	—	31
-Other current assets	(9)	(14)
-Accounts payable	(19)	(70)
-Accrued taxes	56	9
-Accrued compensation	(4)	(7)
-Other current liabilities	(9)	15
Net cash provided from operating activities	607	799
Investing Activities:
Acquisitions, net of cash acquired	—	(181)
Property additions	(179)	(40)
Proceeds from dispositions	—	59
Change in construction payables	1	(18)
Payments pursuant to LTSAs	(34)	(49)
Other investing activities	13	5
Net cash used for investing activities	(199)	(224)
Financing Activities:
Increase (decrease) in notes payable, net	(68)	136
Redemptions — Senior notes	—	(290)
Capital contributions from parent company	8	16
Capital contributions from noncontrolling interests	11	21
Distributions to noncontrolling interests	(108)	(148)
Payment of common stock dividends	(196)	(189)
Other financing activities	(4)	3
Net cash used for financing activities	(357)	(451)
Net Change in Cash, Cash Equivalents, and Restricted Cash	51	124
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	144	133
Cash, Cash Equivalents, and Restricted Cash at End of Period	$195	$257
Supplemental Cash Flow Information:
Cash paid (received) during the period for —
Interest (net of $5 and $1 capitalized for 2024 and 2023, respectively)	$88	$103
Income taxes, net	(30)	(124)
Noncash transactions —
Accrued property additions at end of period	52	23
Right-of-use assets obtained under operating leases	10	7
Reassessment of right-of-use assets under operating leases	(7)	—
The accompanying notes as they relate to Southern Power are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Assets	At September 30, 2024	At December 31, 2023
	(in millions)
Current Assets:
Cash and cash equivalents	$179	$124
Receivables —
Customer accounts, net	164	136
Affiliated	43	37
Other	39	54
Materials and supplies	96	80
Other current assets	86	92
Total current assets	607	523
Property, Plant, and Equipment:
In service	14,946	14,690
Less: Accumulated provision for depreciation	4,444	4,119
Plant in service, net of depreciation	10,502	10,571
Construction work in progress	187	278
Total property, plant, and equipment	10,689	10,849
Other Property and Investments:
Intangible assets, net of amortization of $163 and $148, respectively	228	243
Net investment in sales-type leases	144	148
Total other property and investments	372	391
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	486	488
Prepaid LTSAs	247	248
Other deferred charges and assets	245	262
Total deferred charges and other assets	978	998
Total Assets	$12,646	$12,761
The accompanying notes as they relate to Southern Power are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholders' Equity	At September 30, 2024	At December 31, 2023
	(in millions)
Current Liabilities:
Notes payable	$62	$138
Accounts payable —
Affiliated	70	82
Other	73	91
Accrued taxes	45	26
Accrued interest	22	27
Operating lease obligations	28	29
Other current liabilities	90	97
Total current liabilities	390	490
Long-term Debt	2,720	2,711
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	719	614
Accumulated deferred ITCs	1,454	1,498
Operating lease obligations, deferred	510	517
Other deferred credits and liabilities	251	233
Total deferred credits and other liabilities	2,934	2,862
Total Liabilities	6,044	6,063
Total Stockholders' Equity (See accompanying statements)	6,602	6,698
Total Liabilities and Stockholders' Equity	$12,646	$12,761
The accompanying notes as they relate to Southern Power are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Common Stockholders' Equity	Noncontrolling Interests	Total
	(in millions)
Balance at December 31, 2022	$1,069	$1,741	$(18)	$2,792	$4,124	$6,916
Net income (loss)	—	102	—	102	(63)	39
Other comprehensive income (loss)	—	—	(7)	(7)	—	(7)
Cash dividends on common stock	—	(63)	—	(63)	—	(63)
Capital contributions from noncontrolling interests	—	—	—	—	21	21
Distributions to noncontrolling interests	—	—	—	—	(48)	(48)
Balance at March 31, 2023	1,069	1,780	(25)	2,824	4,034	6,858
Net income (loss)	—	85	—	85	(15)	70
Capital contributions from parent company	14	—	—	14	—	14
Other comprehensive income	—	—	10	10	—	10
Cash dividends on common stock	—	(63)	—	(63)	—	(63)
Distributions to noncontrolling interests	—	—	—	—	(42)	(42)
Other	—	—	1	1	(1)	—
Balance at June 30, 2023	1,083	1,802	(14)	2,871	3,976	6,847
Net income	—	100	—	100	10	110
Capital contributions from parent company	3	—	—	3	—	3
Other comprehensive income	—	—	4	4	—	4
Cash dividends on common stock	—	(63)	—	(63)	—	(63)
Distributions to noncontrolling interests	—	—	—	—	(59)	(59)
Other	1	—	—	1	—	1
Balance at September 30, 2023	$1,087	$1,839	$(10)	$2,916	$3,927	$6,843

Balance at December 31, 2023	$1,088	$1,846	$(17)	$2,917	$3,781	$6,698
Net income (loss)	—	96	—	96	(58)	38
Other comprehensive income	—	—	2	2	—	2
Cash dividends on common stock	—	(65)	—	(65)	—	(65)
Capital contributions from noncontrolling interests	—	—	—	—	9	9
Distributions to noncontrolling interests	—	—	—	—	(38)	(38)
Other	—	(1)	—	(1)	—	(1)
Balance at March 31, 2024	1,088	1,876	(15)	2,949	3,694	6,643
Net income (loss)	—	86	—	86	(15)	71
Capital contributions from parent company	8	—	—	8	—	8
Other comprehensive income	—	—	3	3	—	3
Cash dividends on common stock	—	(66)	—	(66)	—	(66)
Capital contributions from noncontrolling interests	—	—	—	—	2	2
Distributions to noncontrolling interests	—	—	—	—	(19)	(19)
Other	1	—	—	1	—	1
Balance at June 30, 2024	1,097	1,896	(12)	2,981	3,662	6,643
Net income	—	82	—	82	—	82
Capital contributions from parent company	1	—	—	1	—	1
Other comprehensive income (loss)	—	—	(4)	(4)	—	(4)
Cash dividends on common stock	—	(65)	—	(65)	—	(65)
Distributions to noncontrolling interests	—	—	—	—	(55)	(55)
Balance at September 30, 2024	$1,098	$1,913	$(16)	$2,995	$3,607	$6,602
The accompanying notes as they relate to Southern Power are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)		(in millions)
Operating Revenues:
Natural gas revenues (includes revenue taxes of $11, $11, $87, and $103, respectively)	$682	$689	$3,220	$3,417
Total operating revenues	682	689	3,220	3,417
Operating Expenses:
Cost of natural gas	98	102	852	1,199
Other operations and maintenance	295	264	877	879
Depreciation and amortization	162	145	475	429
Taxes other than income taxes	44	42	186	203
Total operating expenses	599	553	2,390	2,710
Operating Income	83	136	830	707
Other Income and (Expense):
Earnings from equity method investments	34	32	110	104
Interest expense, net of amounts capitalized	(84)	(77)	(250)	(226)
Other income (expense), net	16	19	49	50
Total other income and (expense)	(34)	(26)	(91)	(72)
Earnings Before Income Taxes	49	110	739	635
Income taxes	11	28	184	160
Net Income	$38	$82	$555	$475
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)		(in millions)
Net Income	$38	$82	$555	$475
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $(3), $(2), $(4), and $(11), respectively	(7)	(6)	(10)	(30)
Reclassification adjustment for amounts included in net income, net of tax of $1, $7, $10, and $15, respectively	3	16	25	37
Total other comprehensive income (loss)	(4)	10	15	7
Comprehensive Income	$34	$92	$570	$482
The accompanying notes as they relate to Southern Company Gas are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2024	2023
	(in millions)
Operating Activities:
Net income	$555	$475
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	466	429
Deferred income taxes	206	75
Other, net	7	(15)
Changes in certain current assets and liabilities —
-Receivables	386	776
-Natural gas for sale, net of temporary LIFO liquidation	3	31
-Natural gas cost under recovery	—	108
-Other current assets	(57)	(20)
-Accounts payable	(105)	(346)
-Natural gas cost over recovery	12	165
-Other current liabilities	(66)	(34)
Net cash provided from operating activities	1,407	1,644
Investing Activities:
Property additions	(1,064)	(1,151)
Cost of removal, net of salvage	(63)	(82)
Change in construction payables, net	(13)	(38)
Other investing activities	(56)	45
Net cash used for investing activities	(1,196)	(1,226)
Financing Activities:
Decrease in notes payable, net	(352)	(493)
Proceeds —
Senior notes	450	500
First mortgage bonds	156	125
Other long-term debt	9	29
Redemptions — Short-term borrowings	—	(200)
Capital contributions from parent company	—	377
Payment of common stock dividends	(454)	(439)
Other financing activities	(10)	(1)
Net cash used for financing activities	(201)	(102)
Net Change in Cash, Cash Equivalents, and Restricted Cash	10	316
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	35	83
Cash, Cash Equivalents, and Restricted Cash at End of Period	$45	$399
Supplemental Cash Flow Information:
Cash paid (received) during the period for —
Interest (net of $16 and $12 capitalized for 2024 and 2023, respectively)	$258	$214
Income taxes, net	(54)	70
Noncash transactions —
Accrued property additions at end of period	126	139
Right-of-use assets obtained under operating leases	1	3
The accompanying notes as they relate to Southern Company Gas are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Assets	At September 30, 2024	At December 31, 2023
	(in millions)
Current Assets:
Cash and cash equivalents	$44	$33
Receivables —
Customer accounts	215	405
Unbilled revenues	63	261
Other accounts and notes	54	47
Accumulated provision for uncollectible accounts	(31)	(44)
Materials and supplies	68	66
Natural gas for sale	417	420
Prepaid expenses	74	107
Other regulatory assets	220	141
Other current assets	43	50
Total current assets	1,167	1,486
Property, Plant, and Equipment:
In service	21,753	20,840
Less: Accumulated depreciation	5,790	5,534
Plant in service, net of depreciation	15,963	15,306
Construction work in progress	1,194	1,110
Total property, plant, and equipment	17,157	16,416
Other Property and Investments:
Goodwill	5,015	5,015
Equity investments in unconsolidated subsidiaries	1,279	1,235
Other intangible assets, net of amortization of $171 and $166, respectively	11	16
Miscellaneous property and investments	25	25
Total other property and investments	6,330	6,291
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	41	47
Prepaid pension costs	175	158
Other regulatory assets, deferred	486	504
Other deferred charges and assets	189	181
Total deferred charges and other assets	891	890
Total Assets	$25,545	$25,083
The accompanying notes as they relate to Southern Company Gas are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholder's Equity	At September 30, 2024	At December 31, 2023
	(in millions)
Current Liabilities:
Securities due within one year	$50	$—
Notes payable	63	415
Accounts payable —
Affiliated	48	89
Other	367	424
Customer deposits	105	126
Accrued taxes	68	77
Accrued interest	72	77
Accrued compensation	106	112
Natural gas cost over recovery	226	214
Other regulatory liabilities	6	19
Other current liabilities	136	155
Total current liabilities	1,247	1,708
Long-term Debt	8,387	7,833
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	1,861	1,671
Deferred credits related to income taxes	764	759
Employee benefit obligations	106	110
Operating lease obligations	33	40
Other cost of removal obligations	1,833	1,771
Accrued environmental remediation	204	192
Other deferred credits and liabilities	182	196
Total deferred credits and other liabilities	4,983	4,739
Total Liabilities	14,617	14,280
Common Stockholder's Equity (See accompanying statements)	10,928	10,803
Total Liabilities and Stockholder's Equity	$25,545	$25,083
The accompanying notes as they relate to Southern Company Gas are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (UNAUDITED)

	Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balance at December 31, 2022	$10,445	$(79)	$31	$10,397
Net income	—	309	—	309
Capital contributions from parent company	203	—	—	203
Other comprehensive income (loss)	—	—	(10)	(10)
Cash dividends on common stock	—	(146)	—	(146)
Other	1	(1)	—	—
Balance at March 31, 2023	10,649	83	21	10,753
Net income	—	85	—	85
Capital contributions from parent company	40	—	—	40
Other comprehensive income	—	—	7	7
Cash dividends on common stock	—	(147)	—	(147)
Balance at June 30, 2023	10,689	21	28	10,738
Net income	—	82	—	82
Capital contributions from parent company	149	—	—	149
Other comprehensive income	—	—	10	10
Cash dividends on common stock	—	(146)	—	(146)
Balance at September 30, 2023	$10,838	$(43)	$38	$10,833

Balance at December 31, 2023	$10,836	$(49)	$16	$10,803
Net income	—	409	—	409
Capital contributions from parent company	2	—	—	2
Other comprehensive income	—	—	12	12
Cash dividends on common stock	—	(151)	—	(151)
Other	—	(1)	—	(1)
Balance at March 31, 2024	10,838	208	28	11,074
Net income	—	108	—	108
Capital contributions from parent company	6	—	—	6
Other comprehensive income	—	—	7	7
Cash dividends on common stock	—	(151)	—	(151)
Balance at June 30, 2024	10,844	165	35	11,044
Net income	—	38	—	38
Capital contributions from parent company	1	—	—	1
Other comprehensive income (loss)	—	—	(4)	(4)
Cash dividends on common stock	—	(152)	—	(152)
Other	—	1	—	1
Balance at September 30, 2024	$10,845	$52	$31	$10,928
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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(A) INTRODUCTION
The condensed quarterly financial statements of each Registrant included herein have been prepared by such Registrant, without audit, pursuant to the rules and regulations of the SEC. The Condensed Balance Sheets at December 31, 2023 have been derived from the audited financial statements of each Registrant. In the opinion of each Registrant's management, the information regarding such Registrant furnished herein reflects all adjustments, which, except as otherwise disclosed, are of a normal recurring nature, necessary to present fairly the results of operations for the periods ended September 30, 2024 and 2023. Certain information and disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although each Registrant believes that the disclosures regarding such Registrant are adequate to make the information presented not misleading. Disclosures which would substantially duplicate the disclosures in the Form 10-K and details which have not changed significantly in amount or composition since the filing of the Form 10-K are generally omitted from this Quarterly Report on Form 10-Q unless specifically required by GAAP. Therefore, these Condensed Financial Statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K. Due to the seasonal variations in the demand for energy and other factors, operating results for the periods presented are not necessarily indicative of the operating results to be expected for the full year.
Certain prior year data presented in the financial statements have been reclassified to conform to the current year presentation. These reclassifications had no impact on the overall results of operations, financial position, or cash flows of any Registrant.
Impairment of Long-Lived Assets
See Note 1 to the financial statements under "Impairment of Long-Lived Assets" in Item 8 of the Form 10-K for additional information.
In the third quarter 2024, Alabama Power discontinued the development of a multi-use commercial facility. Given the decision to discontinue commercial development, Alabama Power performed an impairment test using a comparative market analysis and determined the carrying amount of the asset exceeded its fair value, net of selling costs. This resulted in a pre-tax impairment loss of $36 million ($27 million after tax) reflected in other operations and maintenance on the statements of income.
Goodwill and Other Intangible Assets
Goodwill at both September 30, 2024 and December 31, 2023 was as follows:

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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Other intangible assets were as follows:

	At September 30, 2024			At December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Other Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Other Intangible Assets, Net
	(in millions)			(in millions)
Southern Company
Subject to amortization:
Customer relationships	$212	$(179)	$33	$212	$(172)	$40
Trade names	64	(58)	6	64	(53)	11
PPA fair value adjustments	390	(163)	227	390	(148)	242
Other	3	(3)	—	3	(3)	—
Total subject to amortization	$669	$(403)	$266	$669	$(376)	$293
Not subject to amortization:
FCC licenses	75	—	75	75	—	75
Total other intangible assets	$744	$(403)	$341	$744	$(376)	$368

Southern Power(*)
PPA fair value adjustments	$390	$(163)	$227	$390	$(148)	$242

Southern Company Gas(*)
Gas marketing services
Customer relationships	$156	$(149)	$7	$156	$(145)	$11
Trade names	26	(22)	4	26	(21)	5
Total other intangible assets	$182	$(171)	$11	$182	$(166)	$16
(*) All subject to amortization.
Amortization associated with other intangible assets was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Southern Company(a)	$9	$10	$27	$27
Southern Power(b)	5	5	15	14
Southern Company Gas	2	3	5	7
(a)Includes $5 million for the three months ended September 30, 2024 and 2023 and $15 million and $14 million for the nine months ended September 30, 2024 and 2023, respectively, recorded as a reduction to operating revenues.
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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed balance sheets that total to the amount shown in the condensed statements of cash flows for the applicable Registrants:

	Southern Company	Alabama Power	Georgia Power	Southern Power	Southern Company Gas
	(in millions)
At September 30, 2024
Cash and cash equivalents	$1,018	$476	$43	$179	$44
Restricted cash(a):
Other current assets	31	—	14	16	1
Other deferred charges and assets	7	—	7	—	—
Total cash, cash equivalents, and restricted cash(b)	$1,055	$476	$64	$195	$45

At December 31, 2023
Cash and cash equivalents	$748	$324	$9	$124	$33
Restricted cash(a):
Other current assets	141	85	37	17	2
Other deferred charges and assets	31	—	29	3	—
Total cash, cash equivalents, and restricted cash(b)	$921	$409	$75	$144	$35
(a)For Alabama Power and Georgia Power, reflects proceeds from the issuance of solid waste disposal facility revenue bonds in 2023 and 2022, respectively. For Southern Power, reflects $16 million and $17 million at September 30, 2024 and December 31, 2023, respectively, resulting from an arbitration award held to fund future replacement costs and $3 million at December 31, 2023 held to fund estimated construction completion costs at the Deuel Harvest wind facility. See Note (C) under "General Litigation Matters – Southern Power" for additional information related to the arbitration award. For Southern Company Gas, reflects collateral for workers' compensation, life insurance, and long-term disability insurance.
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
Southern Company Gas recorded no material adjustments to natural gas inventories for either period presented. Nicor Gas' inventory decrement at September 30, 2024 is expected to be restored prior to year-end.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Storm Damage Reserves
See Note 1 to the financial statements under "Storm Damage and Reliability Reserves" in Item 8 of the Form 10-K for additional information.
Storm damage reserve activity for the traditional electric operating companies during the nine months ended September 30, 2024 was as follows:

	Southern Company(*)	Alabama Power	Georgia Power(*)	Mississippi Power
	(in millions)
Balance at December 31, 2023	$66	$76	$(54)	$44
Accrual	45	10	24	11
Weather-related damages	(1,239)	(33)	(1,201)	(5)
Balance at September 30, 2024	$(1,128)	$53	$(1,231)	$50
(*)See Note (B) under "Georgia Power – Storm Damage Recovery" for additional information.
Depreciation and Amortization
See Note 5 to the financial statements under "Depreciation and Amortization" in Item 8 of the Form 10-K for additional information.
On October 25, 2024, Mississippi Power filed an updated depreciation study with the Mississippi PSC requesting an $11 million increase in total annual depreciation. The ultimate outcome of this matter cannot be determined at this time.
Asset Retirement Obligations
See Note 6 to the financial statements in Item 8 of the Form 10-K for additional information.
Following initial criticality for Plant Vogtle Unit 4 on February 14, 2024, Georgia Power recorded AROs of approximately $118 million. See Note (B) under "Georgia Power – Nuclear Construction" for additional information on Plant Vogtle Units 3 and 4.
In September 2024, Georgia Power completed updated decommissioning cost site studies for Plants Hatch and Vogtle Units 1 through 4. The estimated cost of decommissioning based on the studies resulted in a decrease in Georgia Power's ARO liability of $389 million. See "Nuclear Decommissioning" herein for additional information.
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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The estimated costs of decommissioning Plant Hatch and Plant Vogtle based on Georgia Power's September 2024 site studies are as follows:

	Plant Hatch(*)	Plant Vogtle Units 1 and 2(*)	Plant Vogtle Unit 3 and 4(*)
Decommissioning periods:
Beginning year	2034	2047	2062
Completion year	2088	2092	2074
	(in millions)
Site study costs:
Radiated structures	$696	$545	$542
Spent fuel management	306	255	88
Non-radiated structures	77	107	89
Total site study costs	$1,079	$907	$719
(*)Based on Georgia Power's ownership interests.
For ratemaking purposes, Georgia Power's decommissioning costs are based on the NRC generic estimate to decommission the radioactive portion of the facilities and the site study estimate for spent fuel management. Significant assumptions used to determine these costs for ratemaking were an estimated inflation rate of 2.5% for Plants Hatch and Vogtle Units 1 and 2 and 2.3% for Plant Vogtle Units 3 and 4 and an estimated trust earnings rate of 4.5% for Plants Hatch and Vogtle Units 1 and 2 and 4.3% for Plant Vogtle Units 3 and 4. Effective May 1, 2024, as approved under the Prudency Stipulation, Georgia Power's annual decommissioning cost for ratemaking is $8 million for Plant Vogtle Unit 4.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
(B) REGULATORY MATTERS
See Note 2 to the financial statements in Item 8 of the Form 10-K for additional information relating to regulatory matters.
The recovery balances for certain retail regulatory clauses of the traditional electric operating companies and Southern Company Gas at September 30, 2024 and December 31, 2023 were as follows:

Regulatory Clause	Balance Sheet Line Item	September 30, 2024	December 31, 2023
		(in millions)
Alabama Power
Rate CNP Compliance	Other regulatory assets, current	$—	$8
	Other regulatory assets, deferred	—	25
	Other regulatory liabilities, current	4	—
	Other regulatory liabilities, deferred	2	—
Rate CNP PPA	Other regulatory assets, current	18	18
	Other regulatory assets, deferred	70	85
Rate ECR	Regulatory assets – under recovered retail fuel clause revenues	10	246
Georgia Power
Fuel Cost Recovery	Receivables – under recovered retail fuel clause revenues	$683	$694
	Deferred under recovered retail fuel clause revenues	632	1,211
Mississippi Power
Fuel Cost Recovery(*)	Receivables – customer accounts, net	$6	$—
	Deferred under recovered retail fuel clause revenues	—	50
	Over recovered retail fuel clause revenues	—	27
Ad Valorem Tax	Other regulatory assets, deferred	14	12
Southern Company Gas
Natural Gas Cost Recovery	Natural gas cost over recovery	$226	$214
(*)Mississippi Power also has wholesale MRA and Market Based (MB) fuel cost recovery factors. At September 30, 2024 and December 31, 2023, wholesale MRA fuel costs were over recovered $16 million and $5 million, respectively, and were included in other current liabilities on Mississippi Power's balance sheets. The wholesale MB fuel cost recovery was immaterial for both periods presented.
Alabama Power
Rate ECR
On May 8, 2024, the Alabama PSC issued a consent order to lower Rate ECR from 3.270 cents per KWH to 3.015 cents per KWH, or approximately $135 million annually, effective with July 2024 billings. The approved decrease in the Rate ECR factor will have no significant effect on Alabama Power's net income but will decrease operating cash flows. The rate will adjust to 5.910 cents per KWH in January 2026 absent a further order from the Alabama PSC.
Reliability Reserve Accounting Order
On September 18, 2024, Alabama Power notified the Alabama PSC of its intent to use a portion of its $143 million reliability reserve balance during 2024. The ultimate outcome of this matter cannot be determined at this time.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Petition for Certificate of Convenience and Necessity
On October 24, 2024, Alabama Power entered into an agreement to acquire all of the equity interests in Tenaska Alabama Partners, L.P. for a total purchase price of approximately $622 million, subject to working capital adjustments. Tenaska Alabama Partners, L.P. owns and operates Lindsay Hill Generating Station, an approximately 855-MW combined cycle generation facility in Autauga County, Alabama. On October 30, 2024, Alabama Power filed a petition for a CCN with the Alabama PSC for authorization to procure additional generating capacity through the acquisition of the Lindsay Hill Generating Station.
As part of the acquisition, Alabama Power will assume an existing power sales agreement under which the full output of the generating facility remains committed to a third party through April 2027. Upon expiration of the power sales agreement, Alabama Power expects to recover costs associated with the Lindsay Hill Generating Station acquisition through Rate CNP New Plant, Rate CNP Compliance, Rate ECR, and Rate RSE.
The completion of the acquisition is subject to the satisfaction or waiver of certain conditions, including, among other customary conditions, approval by the Alabama PSC and the FERC, as well as the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act. Alabama Power expects to complete the acquisition by the end of the third quarter 2025.
The ultimate outcome of this matter cannot be determined at this time.
Plant Greene County
Alabama Power jointly owns Plant Greene County Units 1 and 2 with an affiliate, Mississippi Power. See Note 5 to the financial statements under "Joint Ownership Agreements" in Item 8 of the Form 10-K for additional information.
Mississippi Power's 2024 IRP includes a schedule to retire Mississippi Power's 40% ownership interest in Plant Greene County Units 1 and 2 by the end of 2028.
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
Georgia Power
Rate Plans
In accordance with the terms of the 2022 ARP, on October 1, 2024, Georgia Power filed the following tariff adjustments to become effective January 1, 2025 pending approval by the Georgia PSC:
•increase traditional base tariffs by approximately $194 million, which is net of $122 million related to the Georgia state tax rate reduction;
•increase the Environmental Compliance Cost Recovery tariff by approximately $126 million;
•decrease the Demand-Side Management tariffs by approximately $22 million; and
•increase the Municipal Franchise Fee tariffs by approximately $9 million.
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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
On April 16, 2024, the Georgia PSC approved Georgia Power's updated IRP (2023 IRP Update) as modified by a stipulation among Georgia Power, the staff of the Georgia PSC, and certain intervenors. In the 2023 IRP Update decision, the Georgia PSC approved the following requests:
•Authority to develop, own, and operate up to 1,400 MWs from three simple cycle combustion turbines at Plant Yates with the recoverable costs not to exceed the certified amount, which was approved by the Georgia PSC on August 20, 2024. In doing so, the Georgia PSC recognized the potential for circumstances beyond Georgia Power's control that could cause the project costs to exceed the certified amount, in which case Georgia Power would provide documentation to the Georgia PSC to explain and justify potential recovery of the additional costs. Georgia Power is required to file semi-annual construction monitoring reports with the Georgia PSC through commercial operation.
•Certification of an affiliate PPA with Mississippi Power for 750 MWs, which began January 1, 2024 and will continue through December 2028.
•Certification of a non-affiliate PPA for 230 MWs, which began May 1, 2024 and will continue through December 2028.
•Authority to develop, own, and operate up to 500 MWs of battery energy storage facilities, including storage systems collocated with existing Georgia Power-owned solar facilities, on which the Georgia PSC is expected to render a decision establishing certified amounts in the fourth quarter 2024, as well as the issuance of a request for proposals for an additional 500 MWs of battery energy storage facilities.
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
In the third quarter 2024, Georgia Power entered into agreements for engineering, procurement, and construction of four battery energy storage facilities totaling 500 MWs and a 265-MW battery energy storage facility, which are projected to be placed in service in 2026, as authorized in the 2023 IRP Update and 2022 IRP, respectively.
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
Storm Damage Recovery
Georgia Power is recovering $31 million annually under the 2022 ARP for incremental operating and maintenance costs of damage from major storms to its transmission and distribution facilities. During September 2024, Hurricane Helene caused significant damage to Georgia Power's transmission and distribution facilities. The initial estimated incremental restoration costs related to this hurricane deferred in the regulatory asset for storm damage totaled approximately $1.1 billion. A portion of the amounts included in the storm damage reserve will be capitalized to property, plant, and equipment once the nature of storm restoration costs is fully assessed. At September 30, 2024, Georgia Power's regulatory asset balance related to storm damage was $1.2 billion. The rate of storm damage cost recovery is expected to be adjusted as part of the next base rate case and in future regulatory proceedings as necessary. As a result of this regulatory treatment, costs related to storms are not expected to have a material impact on Southern Company's or Georgia Power's net income but do impact the related operating cash flows.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Nuclear Construction
Cost and Schedule
Georgia Power placed Unit 3 and Unit 4 in service on July 31, 2023 and April 29, 2024, respectively. During the second quarter 2024, following Unit 4's in-service date, Southern Nuclear evaluated the remaining expected site demobilization costs and other contractor obligations and reduced the remaining estimate to complete forecast by approximately $21 million. Accordingly, Georgia Power recorded a pre-tax credit to income of approximately $21 million ($16 million after tax) in the second quarter 2024 to recognize capital costs previously charged to income.
Georgia Power's net capital costs incurred through September 30, 2024 in connection with Plant Vogtle Units 3 and 4, and its approximate proportionate share of additional capital costs to be incurred after September 30, 2024, including completion of site demobilization and remaining contractor obligations, is as follows:

(in millions)
Total project capital cost forecast(a)(b)	$10,732
Net investment at September 30, 2024(b)	(10,649)
Remaining estimate to complete	$83
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
Regulatory Matters
Georgia Power increased annual retail base rates by $318 million effective August 1, 2023 based on the in-service date of July 31, 2023 for Unit 3. Financing costs (debt and equity) on the remaining portion of the total Unit 3 and the common facilities construction costs continued to be recovered through the NCCR tariff or deferred. Georgia Power deferred as a regulatory asset the debt component of financing costs as well as the remaining depreciation expense until Unit 4 costs were placed in retail base rates as described below. The regulatory assets for the debt component of financing costs and depreciation expense are being recovered over 10 years beginning May 2024, as approved by the Georgia PSC, with a remaining balance of $24 million and $30 million, respectively, at September 30, 2024. The equity component of financing costs ($40 million at September 30, 2024) represents an unrecognized ratemaking amount that is not reflected on Georgia Power's balance sheets. This amount will be recognized in Georgia Power's statements of income in the periods it is billable to customers.
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
Integrated Resource Plan
On April 26, 2024, Mississippi Power filed its 2024 IRP with the Mississippi PSC. The Mississippi PSC did not note any deficiencies within the review period; therefore, the filing is concluded. The 2024 IRP included a schedule to retire Plant Watson Unit 4 (268 MWs) and Plant Greene County Units 1 and 2 (206 MWs based on 40% ownership) and to retire early Plant Daniel Units 1 and 2 (502 MWs based on 50% ownership), all by the end of 2028, which is consistent with the completion of Mississippi Power's affiliate PPA with Georgia Power.
The remaining net book value of Plant Daniel Units 1 and 2 was approximately $476 million at September 30, 2024, and Mississippi Power is continuing to depreciate these units using the current approved rates. Mississippi Power expects to reclassify the net book value remaining at retirement to a regulatory asset to be amortized over a period to be determined by the Mississippi PSC in future proceedings, consistent with a 2020 Mississippi PSC order. The Plant Watson and Plant Greene County units are expected to be fully depreciated upon retirement. The ultimate outcome of this matter cannot be determined at this time.
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
On July 31, 2024, Atlanta Gas Light submitted its annual GRAM filing with the Georgia PSC, which includes projections for portions of the System Reinforcement Rider and municipal, county, and GDOT projects. The filing requests a traditional annual base rate increase of $120 million based on the projected 12-month period beginning January 1, 2025. In accordance with the approved Integrated Capacity and Delivery Plan filing, Atlanta Gas Light also included two alternative annual base rate increases for 2025 that provide for lower increases in 2025 with subsequent increases in 2026 and 2027. Resolution of the GRAM filing is expected by December 31, 2024, with new rates effective January 1, 2025. The ultimate outcome of this matter cannot be determined at this time.
Virginia Natural Gas
On August 1, 2024, Virginia Natural Gas filed a base rate case with the Virginia Commission seeking an increase in annual base revenues of $63 million, including $17 million related to the recovery of investments under the SAVE program, primarily to recover investments and increased costs associated with infrastructure and technology. The requested increase is based on a projected 12-month period beginning January 1, 2025, an ROE of 10.45%, and an equity ratio of 54.92%. Rate adjustments will be effective January 1, 2025, subject to refund. The Virginia Commission is expected to issue an order on the requested increase in the third quarter 2025. The ultimate outcome of this matter cannot be determined at this time.
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
Southern Company and Mississippi Power
In 2010, the DOE, through a cooperative agreement with SCS, agreed to fund $270 million of the Kemper County energy facility through the grants awarded to the project by the DOE under the Clean Coal Power Initiative Round

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
2. In 2016, additional DOE grants in the amount of $137 million were awarded to the Kemper County energy facility. In 2018, Mississippi Power filed with the DOE its request for property closeout certification under the contract related to the $387 million of total grants received. In 2020, Mississippi Power and Southern Company executed an agreement with the DOE completing Mississippi Power's request, which enabled Mississippi Power to proceed with full dismantlement of the abandoned gasifier-related assets and site restoration activities. In connection with the DOE closeout discussions, in 2019, the Civil Division of the Department of Justice informed Southern Company and Mississippi Power of a civil investigation related to the DOE grants. In August 2023, the U.S. District Court for the Northern District of Georgia unsealed a civil action in which defendants Southern Company, SCS, and Mississippi Power are alleged to have violated certain provisions of the False Claims Act by fraudulently inducing the DOE to disburse funds pursuant to the grants. The federal government declined to intervene in the action. In October 2023, the plaintiff, a former SCS employee, filed an amended complaint, again alleging certain violations of the False Claims Act. The plaintiff seeks to recover all damages incurred personally and on behalf of the federal government caused by the defendants' alleged violations, as well as treble damages and attorneys' fees, among other relief. On February 2, 2024, the defendants moved to dismiss the amended complaint. On August 28, 2024, the court granted the defendants' motion in part and denied it in part, dismissing the plaintiff's False Claims Act count along with its accompanying treble damages and attorneys' fees but allowing the employment retaliation claim to proceed. The plaintiff requested interlocutory appeal of the court's decision on October 4, 2024. On October 14, 2024, the defendants asserted counterclaims for conversion and misappropriation of trade secrets. An adverse outcome could have a material impact on Southern Company's and Mississippi Power's financial statements.
Alabama Power
In September 2022, Mobile Baykeeper filed a citizen suit in the U.S. District Court for the Southern District of Alabama alleging that Alabama Power's plan to close the Plant Barry surface impoundment utilizing a closure-in-place methodology violates the Resource Conservation and Recovery Act (RCRA) and regulations governing CCR. Among other relief requested, Mobile Baykeeper sought a declaratory judgment that the RCRA and regulations governing CCR were being violated, preliminary and injunctive relief to prevent implementation of Alabama Power's closure plan, and the development of a closure plan that satisfies regulations governing CCR requirements. In December 2022, Alabama Power filed a motion to dismiss the case. On January 4, 2024, the lawsuit was dismissed without prejudice by the U.S. District Court judge. On February 1, 2024, the plaintiff filed a motion to reconsider, which was denied by the U.S. District Court judge on July 22, 2024. On August 20, 2024, the plaintiff filed a notice of appeal in the U.S. Court of Appeals for the Eleventh Circuit challenging the denial of the motion to reconsider the order of dismissal.
In January 2023, the EPA issued a Notice of Potential Violations (NOPV) associated with Alabama Power's plan to close the Plant Barry surface impoundment. On September 26, 2024, Alabama Power reached a settlement with the EPA resolving two of the three allegations in the NOPV related to the groundwater monitoring system and the emergency action plan at the Plant Barry surface impoundment. Alabama Power has affirmed to the EPA its position that it is in compliance with CCR requirements.
These matters could have a material impact on Alabama Power's financial statements, including ARO estimates and cash flows. See Note 6 to the financial statements in Item 8 of the Form 10-K for a discussion of Alabama Power's ARO liabilities.
Georgia Power
In July 2020, a group of individual plaintiffs filed a complaint, which was amended in December 2022, in the Superior Court of Fulton County, Georgia against Georgia Power alleging that the construction and operation of Plant Scherer has impacted groundwater and air, resulting in alleged personal injuries and property damage. The plaintiffs seek an unspecified amount of monetary damages including punitive damages, a medical monitoring fund, and injunctive relief. In December 2022, the Superior Court of Fulton County, Georgia granted Georgia Power's motion to transfer the case to the Superior Court of Monroe County, Georgia. In May 2023, the Superior Court of

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Monroe County, Georgia denied Georgia Power's motion to dismiss the case for lack of subject matter jurisdiction. In July 2023, the Superior Court of Monroe County, Georgia denied the remaining motions to dismiss certain claims and plaintiffs that Georgia Power filed at the outset of the case. On March 11, 2024, Georgia Power filed a motion to dismiss certain claims. On March 14, 2024, Georgia Power filed motions for summary judgment. In May 2024, Georgia Power filed additional motions for summary judgment. In August 2024, the court denied certain motions for summary judgment, while granting other motions for summary judgment, eliminating some claims from the first one-plaintiff trial.
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
At September 30, 2024, $16 million of the award remains on the balance sheet as restricted cash and as a liability to fund future replacement costs. See Note (A) under "Cash, Cash Equivalents, and Restricted Cash" for additional information.
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
Georgia Power's environmental remediation liability was $13 million and $14 million at September 30, 2024 and December 31, 2023, respectively. Georgia Power has been designated or identified as a potentially responsible party at sites governed by the Georgia Hazardous Site Response Act and/or by the federal Comprehensive Environmental Response, Compensation, and Liability Act, and assessment and potential cleanup of such sites is expected.
Southern Company Gas' environmental remediation liability was $230 million and $222 million at September 30, 2024 and December 31, 2023, respectively, based on the estimated cost of environmental investigation and remediation associated with known former manufactured gas plant operating sites. Southern Company Gas has identified one former manufactured gas plant site in North Carolina where environmental investigation and remediation are possible. Costs associated with this site cannot be reasonably estimated at this time.
The ultimate outcome of these matters cannot be determined at this time; however, as a result of the regulatory treatment for environmental remediation expenses described above, the final disposition of these matters is not expected to have a material impact on the financial statements of the applicable Registrants.
Nuclear Fuel Disposal Costs
On June 7, 2024 and August 15, 2024, the Court of Federal Claims entered final judgments on damages in the third and fourth round of lawsuits, respectively, against the U.S. government awarding Alabama Power a total of $100 million and Georgia Power a total of $121 million (based on its ownership interests), which represent claims for the period from January 1, 2011 through December 31, 2019. This represents all outstanding claims.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
At September 30, 2024, Alabama Power recognized both a receivable and a regulatory liability of $100 million. Alabama Power expects to credit recovery for the benefit of customers in accordance with direction from the Alabama PSC. At September 30, 2024, Georgia Power recognized a receivable of $259 million and a payable to the joint owners of Plants Hatch and Vogtle of $138 million (based on their ownership interests) and credited the award to accounts where the original costs were charged, which reduced rate base, fuel, and cost of service for the benefit of customers, as previously authorized by the Georgia PSC. As a result of this regulatory treatment, there will be no material impact on Southern Company's, Alabama Power's, or Georgia Power's net income.
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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The following table disaggregates revenue from contracts with customers for the three and nine months ended September 30, 2024 and 2023:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Three Months Ended September 30, 2024
Operating revenues
Retail electric revenues
Residential	$2,651	$975	$1,580	$96	$—	$—
Commercial	1,991	607	1,288	96	—	—
Industrial	1,184	483	606	95	—	—
Other	33	3	28	2	—	—
Total retail electric revenues	5,859	2,068	3,502	289	—	—
Natural gas distribution revenues
Residential	212	—	—	—	—	212
Commercial	55	—	—	—	—	55
Transportation	294	—	—	—	—	294
Industrial	4	—	—	—	—	4
Other	45	—	—	—	—	45
Total natural gas distribution revenues	610	—	—	—	—	610
Wholesale electric revenues
PPA energy revenues	300	58	26	1	222	—
PPA capacity revenues	190	24	42	15	125	—
Non-PPA revenues	67	34	—	106	67	—
Total wholesale electric revenues	557	116	68	122	414	—
Other natural gas revenues
Gas marketing services	51	—	—	—	—	51
Other	6	—	—	—	—	6
Total other natural gas revenues	57	—	—	—	—	57
Other revenues	398	60	170	13	9	—
Total revenue from contracts with customers	7,481	2,244	3,740	424	423	667
Other revenue sources(*)	(207)	(106)	(268)	(12)	177	15
Total operating revenues	$7,274	$2,138	$3,472	$412	$600	$682

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Nine Months Ended September 30, 2024
Operating revenues
Retail electric revenues
Residential	$6,551	$2,477	$3,832	$242	$—	$—
Commercial	5,075	1,583	3,243	249	—	—
Industrial	3,019	1,338	1,424	257	—	—
Other	94	9	78	7	—	—
Total retail electric revenues	14,739	5,407	8,577	755	—	—
Natural gas distribution revenues
Residential	1,244	—	—	—	—	1,244
Commercial	300	—	—	—	—	300
Transportation	959	—	—	—	—	959
Industrial	25	—	—	—	—	25
Other	221	—	—	—	—	221
Total natural gas distribution revenues	2,749	—	—	—	—	2,749
Wholesale electric revenues
PPA energy revenues	838	171	66	3	616	—
PPA capacity revenues	495	71	106	47	320	—
Non-PPA revenues	179	103	3	292	176	—
Total wholesale electric revenues	1,512	345	175	342	1,112	—
Other natural gas revenues
Gas marketing services	352	—	—	—	—	352
Other	16	—	—	—	—	16
Total other natural gas revenues	368	—	—	—	—	368
Other revenues	1,145	174	507	34	31	—
Total revenue from contracts with customers	20,513	5,926	9,259	1,131	1,143	3,117
Other revenue sources(*)	(130)	(123)	(514)	(13)	454	103
Total operating revenues	$20,383	$5,803	$8,745	$1,118	$1,597	$3,220

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Three Months Ended September 30, 2023
Operating revenues
Retail electric revenues
Residential	$2,543	$969	$1,473	$101	$—	$—
Commercial	1,845	599	1,151	95	—	—
Industrial	1,116	498	528	90	—	—
Other	30	3	25	2	—	—
Total retail electric revenues	5,534	2,069	3,177	288	—	—
Natural gas distribution revenues
Residential	217	—	—	—	—	217
Commercial	56	—	—	—	—	56
Transportation	275	—	—	—	—	275
Industrial	4	—	—	—	—	4
Other	60	—	—	—	—	60
Total natural gas distribution revenues	612	—	—	—	—	612
Wholesale electric revenues
PPA energy revenues	317	66	31	2	226	—
PPA capacity revenues	151	26	13	3	110	—
Non-PPA revenues	101	15	21	137	126	—
Total wholesale electric revenues	569	107	65	142	462	—
Other natural gas revenues
Gas marketing services	54	—	—	—	—	54
Other	8	—	—	—	—	8
Total other natural gas revenues	62	—	—	—	—	62
Other revenues	330	54	146	10	18	—
Total revenue from contracts with customers	7,107	2,230	3,388	440	480	674
Other revenue sources(*)	(127)	(147)	(151)	(4)	173	15
Total operating revenues	$6,980	$2,083	$3,237	$436	$653	$689

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Nine Months Ended September 30, 2023
Operating revenues
Retail electric revenues
Residential	$5,717	$2,277	$3,202	$238	$—	$—
Commercial	4,464	1,493	2,733	238	—	—
Industrial	2,770	1,324	1,195	251	—	—
Other	84	10	68	6	—	—
Total retail electric revenues	13,035	5,104	7,198	733	—	—
Natural gas distribution revenues
Residential	1,443	—	—	—	—	1,443
Commercial	370	—	—	—	—	370
Transportation	878	—	—	—	—	878
Industrial	33	—	—	—	—	33
Other	228	—	—	—	—	228
Total natural gas distribution revenues	2,952	—	—	—	—	2,952
Wholesale electric revenues
PPA energy revenues	853	196	66	8	601	—
PPA capacity revenues	490	130	38	36	289	—
Non-PPA revenues	199	49	30	315	312	—
Total wholesale electric revenues	1,542	375	134	359	1,202	—
Other natural gas revenues
Gas marketing services	358	—	—	—	—	358
Other	28	—	—	—	—	28
Total other natural gas revenues	386	—	—	—	—	386
Other revenues	971	159	422	31	46	—
Total revenue from contracts with customers	18,886	5,638	7,754	1,123	1,248	3,338
Other revenue sources(*)	322	(218)	51	14	438	79
Total operating revenues	$19,208	$5,420	$7,805	$1,137	$1,686	$3,417
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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Contract Balances
The following table reflects the closing balances of receivables, contract assets, and contract liabilities related to revenues from contracts with customers at September 30, 2024 and December 31, 2023:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Accounts Receivable
At September 30, 2024	$2,946	$978	$1,347	$111	$125	$306
At December 31, 2023	2,820	821	1,011	90	122	684
Contract Assets
At September 30, 2024	$379	$7	$202	$—	$—	$71
At December 31, 2023	271	2	121	—	—	56
Contract Liabilities
At September 30, 2024	$181	$—	$49	$—	$2	$3
At December 31, 2023	116	—	1	—	4	—
Contract assets for Georgia Power primarily relate to retail customer fixed bill programs, where the payment is contingent upon Georgia Power's continued performance and the customer's continued participation in the program over a one-year contract term, and unregulated service agreements, where payment is contingent on project completion. Contract liabilities for Georgia Power primarily relate to cash collections recognized in advance of revenue for unregulated service agreements. Southern Company Gas' contract assets relate to work performed on an energy efficiency enhancement and upgrade contract with the U.S. General Services Administration. Southern Company Gas receives cash advances from a third-party financial institution to fund work performed, of which approximately $68 million had been received at September 30, 2024. These advances have been accounted for as long-term debt on the balance sheets. See Note 1 to the financial statements under "Affiliate Transactions" in Item 8 of the Form 10-K for additional information regarding the construction contract. At September 30, 2024 and December 31, 2023, Southern Company's unregulated distributed generation business had contract assets of $102 million and $91 million, respectively, and contract liabilities of $132 million and $115 million, respectively, for outstanding performance obligations, all of which are expected to be satisfied within one year.
Revenues recognized in the three and nine months ended September 30, 2024, which were included in contract liabilities at December 31, 2023, were $20 million and $97 million, respectively, for Southern Company and immaterial for the other Registrants. Contract liabilities are primarily classified as current on the balance sheets as the corresponding revenues are generally expected to be recognized within one year.
Remaining Performance Obligations
Southern Company's subsidiaries may enter into long-term contracts with customers in which revenues are recognized as performance obligations are satisfied over the contract term. For the traditional electric operating companies and Southern Power, these contracts primarily relate to PPAs whereby electricity and generation capacity are provided to a customer. The revenue recognized for the delivery of electricity is variable; however, certain PPAs include a fixed payment for fixed generation capacity over the term of the contract. For Southern Company Gas, these contracts primarily relate to the U.S. General Services Administration contract described above. Southern Company's unregulated distributed generation business also has partially satisfied performance

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
obligations related to certain fixed price contracts. Revenues from contracts with customers related to these performance obligations remaining at September 30, 2024 are expected to be recognized as follows:

	2024 (remaining)	2025	2026	2027	2028	Thereafter
	(in millions)
Southern Company	$303	$884	$375	$336	$325	$2,180
Alabama Power	11	11	—	—	—	—
Georgia Power	21	64	26	17	17	17
Mississippi Power(*)	15	63	66	69	73	—
Southern Power(*)	73	312	299	306	297	2,169
Southern Company Gas	3	2	—	—	—	—
(*)Includes performance obligations related to affiliate PPAs with Georgia Power. See Note 1 to the financial statements under "Affiliate Transactions" in Item 8 of the Form 10-K for additional information.
Lease Income
Lease income for the three and nine months ended September 30, 2024 and 2023 is as follows:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
For the Three Months Ended September 30, 2024
Lease income - interest income on sales-type leases	$5	$—	$—	$3	$2	$—
Lease income - operating leases	38	2	13	—	20	9
Variable lease income	142	—	—	—	152	—
Total lease income	$185	$2	$13	$3	$174	$9

For the Nine Months Ended September 30, 2024
Lease income - interest income on sales-type leases	$18	$—	$—	$11	$7	$—
Lease income - operating leases	108	6	28	2	63	27
Variable lease income	343	—	—	—	370	—
Total lease income	$469	$6	$28	$13	$440	$27

For the Three Months Ended September 30, 2023
Lease income - interest income on sales-type leases	$6	$—	$—	$4	$2	$—
Lease income - operating leases	36	3	7	—	21	9
Variable lease income	134	—	—	—	144	—
Total lease income	$176	$3	$7	$4	$167	$9

For the Nine Months Ended September 30, 2023
Lease income - interest income on sales-type leases	$18	$—	$—	$11	$7	$—
Lease income - operating leases	129	32	22	2	64	27
Variable lease income	327	1	—	—	351	—
Total lease income	$474	$33	$22	$13	$422	$27
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
Southern Company
At September 30, 2024 and December 31, 2023, Southern Holdings had equity method investments totaling $127 million and $126 million, respectively, primarily related to investments in venture capital funds focused on energy and utility investments. Earnings from these investments were immaterial for all periods presented.
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
SP Solar and SP Wind
At September 30, 2024 and December 31, 2023, SP Solar had total assets of $5.6 billion, total liabilities of $378 million and $399 million, respectively, and noncontrolling interests of $1.0 billion. Cash distributions from SP Solar are allocated 67% to Southern Power and 33% to the limited partner in accordance with their partnership interest percentage. Under the terms of the limited partnership agreement, distributions without limited partner consent are limited to available cash and SP Solar is obligated to distribute all such available cash to its partners each quarter. Available cash includes all cash generated in the quarter subject to the maintenance of appropriate operating reserves.
At September 30, 2024 and December 31, 2023, SP Wind had total assets of $2.1 billion, total liabilities of $184 million and $187 million, respectively, and noncontrolling interests of $36 million and $38 million, respectively. Under the terms of the limited liability agreement, distributions without Class A member consent are limited to available cash and SP Wind is obligated to distribute all such available cash to its members each quarter. Available cash includes all cash generated in the quarter subject to the maintenance of appropriate operating reserves. Cash distributions from SP Wind are generally allocated 60% to Southern Power and 40% to the three financial investors in accordance with the limited liability agreement.
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
At September 30, 2024 and December 31, 2023, the other VIEs had total assets of $1.7 billion, total liabilities of $240 million and $230 million, respectively, and noncontrolling interests of $710 million and $761 million, respectively. Under the terms of the partnership agreements, distributions of all available cash are required each month or quarter and additional distributions require partner consent.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Southern Company Gas
Equity Method Investments
The carrying amounts of Southern Company Gas' equity method investments at September 30, 2024 and December 31, 2023 were as follows:

Investment Balance	September 30, 2024	December 31, 2023
	(in millions)
SNG	$1,246	$1,202
Other	33	33
Total	$1,279	$1,235
The earnings from Southern Company Gas' equity method investment related to SNG were $34 million and $32 million for the three months ended September 30, 2024 and 2023, respectively, and $110 million and $104 million for the nine months ended September 30, 2024 and 2023, respectively. The earnings from Southern Company Gas' other equity method investments were immaterial for all periods presented.
(F) FINANCING AND LEASES
Bank Credit Arrangements
See Note 8 to the financial statements under "Bank Credit Arrangements" in Item 8 of the Form 10-K for additional information.
At September 30, 2024, committed credit arrangements with banks were as follows:

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
(b)Does not include Southern Power Company's $75 million and $100 million continuing letter of credit facilities for standby letters of credit, expiring in 2025 and 2026, respectively, of which $10 million and $11 million, respectively, was unused at September 30, 2024. Southern Power's subsidiaries are not parties to its bank credit arrangements or letter of credit facilities.
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
These bank credit arrangements, as well as the term loan arrangements of the Registrants, Nicor Gas, and SEGCO, contain covenants that limit debt levels and contain cross-acceleration provisions to other indebtedness (including guarantee obligations) that are restricted only to the indebtedness of the individual company. The cross-acceleration provisions to other indebtedness would trigger an event of default if the applicable borrower defaulted on indebtedness, the payment of which was then accelerated. At September 30, 2024, the Registrants, Nicor Gas, and SEGCO were in compliance with all such covenants. None of the bank credit arrangements contain material adverse change clauses at the time of borrowings.
A portion of the unused credit with banks is allocated to provide liquidity support to certain revenue bonds of the traditional electric operating companies and the commercial paper programs of the Registrants, Nicor Gas, and SEGCO. At September 30, 2024, outstanding variable rate demand revenue bonds of the traditional electric operating companies with allocated liquidity support totaled approximately $1.7 billion (comprised of approximately $796 million at Alabama Power, $819 million at Georgia Power, and $69 million at Mississippi Power). In addition, at September 30, 2024, Alabama Power and Georgia Power had approximately $207 million and $157 million, respectively, of fixed rate revenue bonds outstanding that are required to be remarketed within the next 12 months. Alabama Power's $207 million of fixed rate revenue bonds are classified as securities due within one year on its balance sheets as they are not covered by long-term committed credit. All other variable rate demand revenue bonds and fixed rate revenue bonds required to be remarketed within the next 12 months are classified as long-term debt on the balance sheets as a result of available long-term committed credit.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
As reported shares	1,097	1,092	1,096	1,092
Effect of stock-based compensation	6	7	6	6
Diluted shares	1,103	1,099	1,102	1,098
For all periods presented, an immaterial number of stock-based compensation awards was excluded from the diluted EPS calculation because the awards were anti-dilutive.
For the three and nine months ended September 30, 2024, there was no dilution resulting from the Series 2024A Convertible Senior Notes, and the dilution resulting from the Series 2023A convertible senior notes was immaterial.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
For the three and nine months ended September 30, 2023, there was no dilution resulting from the Series 2023A convertible senior notes or Series 2024A Convertible Senior Notes.
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
Southern Company
Southern Company's effective tax rate was 19.0% for the nine months ended September 30, 2024 compared to 13.9% for the corresponding period in 2023. The effective tax rate increase was primarily due to a decrease in the flowback of certain excess deferred income taxes at Alabama Power, higher pre-tax earnings, and an increase in the valuation allowance on certain state tax credit carryforwards at Georgia Power, partially offset by an increase in PTCs and the recognition of certain state tax positions from amended returns primarily at Georgia Power. See "Unrecognized Tax Benefits" herein for additional information.
Alabama Power
Alabama Power's effective tax rate was 21.2% for the nine months ended September 30, 2024 compared to 8.3% for the corresponding period in 2023. The effective tax rate increase was primarily due to a decrease in the flowback of certain excess deferred income taxes.
Georgia Power
Georgia Power's effective tax rate was 18.7% for the nine months ended September 30, 2024 compared to 18.2% for the corresponding period in 2023. The effective tax rate increase was primarily due to higher pre-tax earnings and an increase in the valuation allowance on certain state tax credit carryforwards, partially offset by an increase in PTCs and the recognition of certain state tax positions from amended returns. See "Unrecognized Tax Benefits" herein for additional information.
Mississippi Power
Mississippi Power's effective tax rate was 20.0% for the nine months ended September 30, 2024 compared to 16.9% for the corresponding period in 2023. The effective tax rate increase was primarily due to a decrease in the flowback of certain excess deferred income taxes.
Unrecognized Tax Benefits
Southern Company's and Georgia Power's unrecognized tax position balances at September 30, 2024 were $73 million and $34 million, respectively, compared to $116 million and $77 million, respectively, at December 31,

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
2023. The decreases from prior periods are primarily related to the 2019 and 2020 amended state filing positions related to tax credit utilization and decreased Southern Company's and Georgia Power's effective tax rates.
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
On each Registrant's condensed statements of income, the service cost component of net periodic benefit costs is included in other operations and maintenance expenses and all other components of net periodic benefit costs are included in other income (expense), net. Components of the net periodic benefit costs for the three and nine months ended September 30, 2024 and 2023 are presented in the following tables.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Three Months Ended September 30, 2024
Pension Plans
Service cost	$73	$17	$18	$3	$2	$7
Interest cost	159	37	47	7	2	11
Expected return on plan assets	(316)	(77)	(99)	(14)	(4)	(21)
Amortization:
Prior service costs	—	—	—	—	—	(1)
Regulatory asset	—	—	—	—	—	4
Net (gain) loss	14	4	6	—	(1)	—
Net periodic pension income	$(70)	$(19)	$(28)	$(4)	$(1)	$—

Postretirement Benefits
Service cost	$4	$1	$1	$—	$—	$—
Interest cost	16	4	6	1	—	2
Expected return on plan assets	(22)	(9)	(8)	(1)	—	(2)
Amortization:
Prior service costs	1	—	1	—	—	—
Regulatory asset	—	—	—	—	—	2
Net (gain) loss	(4)	—	(3)	1	—	(1)
Net periodic postretirement benefit cost (income)	$(5)	$(4)	$(3)	$1	$—	$1

Nine Months Ended September 30, 2024
Pension Plans
Service cost	$219	$51	$53	$9	$5	$21
Interest cost	476	111	143	21	6	32
Expected return on plan assets	(947)	(230)	(296)	(43)	(12)	(64)
Amortization:
Prior service costs	—	—	1	—	—	(2)
Regulatory asset	—	—	—	—	—	11
Net loss	41	12	15	2	—	—
Net periodic pension income	$(211)	$(56)	$(84)	$(11)	$(1)	$(2)

Postretirement Benefits
Service cost	$11	$3	$3	$—	$—	$1
Interest cost	49	12	17	2	—	6
Expected return on plan assets	(66)	(26)	(24)	(1)	—	(6)
Amortization:
Prior service costs	2	—	1	—	—	—
Regulatory asset	—	—	—	—	—	5
Net gain	(12)	(2)	(4)	—	—	(4)
Net periodic postretirement benefit cost (income)	$(16)	$(13)	$(7)	$1	$—	$2

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Three Months Ended September 30, 2023
Pension Plans
Service cost	$69	$16	$17	$2	$2	$6
Interest cost	156	37	48	7	2	11
Expected return on plan assets	(307)	(75)	(97)	(13)	(4)	(22)
Amortization:
Prior service costs	—	—	—	—	—	(1)
Regulatory asset	—	—	—	—	—	4
Net (gain) loss	8	2	4	1	—	(1)
Net periodic pension income	$(74)	$(20)	$(28)	$(3)	$—	$(3)

Postretirement Benefits
Service cost	$4	$1	$1	$—	$—	$—
Interest cost	18	5	6	1	—	2
Expected return on plan assets	(21)	(9)	(7)	(1)	—	(2)
Amortization:
Prior service costs	—	—	1	—	—	—
Regulatory asset	—	—	—	—	—	2
Net gain	(4)	(1)	(1)	—	—	(1)
Net periodic postretirement benefit cost (income)	$(3)	$(4)	$—	$—	$—	$1

Nine Months Ended September 30, 2023
Pension Plans
Service cost	$207	$48	$51	$8	$5	$18
Interest cost	469	109	143	21	6	32
Expected return on plan assets	(922)	(223)	(289)	(41)	(12)	(65)
Amortization:
Prior service costs	—	—	1	—	—	(2)
Regulatory asset	—	—	—	—	—	11
Net (gain) loss	24	7	10	1	—	(3)
Net periodic pension income	$(222)	$(59)	$(84)	$(11)	$(1)	$(9)

Postretirement Benefits
Service cost	$11	$3	$3	$—	$—	$1
Interest cost	53	13	19	2	—	6
Expected return on plan assets	(62)	(26)	(22)	(1)	—	(5)
Amortization:
Prior service costs	1	—	1	—	—	—
Regulatory asset	—	—	—	—	—	5
Net gain	(10)	(2)	(3)	—	—	(3)
Net periodic postretirement benefit cost (income)	$(7)	$(12)	$(2)	$1	$—	$4

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
(I) FAIR VALUE MEASUREMENTS
At September 30, 2024, assets and liabilities measured at fair value on a recurring basis during the period, together with their associated level of the fair value hierarchy, were as follows:

	Fair Value Measurements Using:
At September 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value as a Practical Expedient (NAV)	Total
	(in millions)
Southern Company
Assets:
Energy-related derivatives(a)	$8	$59	$—	$—	$67
Interest rate derivatives	—	1	—	—	1
Investments in trusts:(b)
Domestic equity	843	255	—	—	1,098
Foreign equity	163	189	—	—	352
U.S. Treasury and government agency securities	—	368	—	—	368
Municipal bonds	—	50	—	—	50
Pooled funds – fixed income	—	7	—	—	7
Corporate bonds	—	464	—	—	464
Mortgage and asset backed securities	—	106	—	—	106
Private equity	—	—	—	179	179
Cash and cash equivalents	1	—	—	—	1
Other	28	3	—	9	40
Cash equivalents and restricted cash	336	16	—	—	352
Other investments	9	28	8	—	45
Total	$1,388	$1,546	$8	$188	$3,130
Liabilities:
Energy-related derivatives(a)	$13	$189	$—	$—	$202
Interest rate derivatives	—	218	—	—	218
Foreign currency derivatives	—	105	—	—	105
Contingent consideration	3	—	17	—	20
Other	—	13	9	—	22
Total	$16	$525	$26	$—	$567

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Fair Value Measurements Using:
At September 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value as a Practical Expedient (NAV)	Total
	(in millions)
Alabama Power
Assets:
Energy-related derivatives	$—	$21	$—	$—	$21
Nuclear decommissioning trusts:(b)
Domestic equity	460	246	—	—	706
Foreign equity	163	—	—	—	163
U.S. Treasury and government agency securities	—	18	—	—	18
Municipal bonds	—	1	—	—	1
Corporate bonds	—	286	—	—	286
Mortgage and asset backed securities	—	29	—	—	29
Private equity	—	—	—	179	179
Other	5	1	—	9	15
Cash equivalents and restricted cash	197	16	—	—	213
Other investments	—	28	—	—	28
Total	$825	$646	$—	$188	$1,659
Liabilities:
Energy-related derivatives	$—	$65	$—	$—	$65

Georgia Power
Assets:
Energy-related derivatives	$—	$13	$—	$—	$13
Interest rate derivatives	—	1	—	—	1
Nuclear decommissioning trusts:(b)
Domestic equity	383	1	—	—	384
Foreign equity	—	188	—	—	188
U.S. Treasury and government agency securities	—	350	—	—	350
Municipal bonds	—	49	—	—	49
Corporate bonds	—	178	—	—	178
Mortgage and asset backed securities	—	77	—	—	77
Other	23	2	—	—	25
Total	$406	$859	$—	$—	$1,265
Liabilities:
Energy-related derivatives	$—	$65	$—	$—	$65

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Fair Value Measurements Using:
At September 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value as a Practical Expedient (NAV)	Total
	(in millions)
Mississippi Power
Assets:
Energy-related derivatives	$—	$14	$—	$—	$14
Liabilities:
Energy-related derivatives	$—	$51	$—	$—	$51

Southern Power
Assets:
Energy-related derivatives	$—	$4	$—	$—	$4
Liabilities:
Energy-related derivatives	$—	$2	$—	$—	$2
Foreign currency derivatives	—	15	—	—	15
Contingent consideration	3	—	17	—	20
Other	—	13	9	—	22
Total	$3	$30	$26	$—	$59

Southern Company Gas
Assets:
Energy-related derivatives(a)	$8	$7	$—	$—	$15
Non-qualified deferred compensation trusts:
Domestic equity	—	8	—	—	8
Foreign equity	—	1	—	—	1
Pooled funds – fixed income	—	7	—	—	7
Cash and cash equivalents	1	—	—	—	1
Cash equivalents	10	—	—	—	10
Total	$19	$23	$—	$—	$42
Liabilities:
Energy-related derivatives(a)	$13	$6	$—	$—	$19
Interest rate derivatives	—	62	—	—	62
Total	$13	$68	$—	$—	$81
(a)Excludes cash collateral of $22 million.
(b)Excludes receivables related to investment income, pending investment sales, payables related to pending investment purchases, and currencies. See Note 6 to the financial statements in Item 8 of the Form 10-K for additional information.
Southern Company, Alabama Power, and Georgia Power continue to elect the option to fair value investment securities held in the nuclear decommissioning trust funds. The fair value of the funds, including reinvested interest and dividends and excluding the funds' expenses, increased (decreased) by the amounts shown in the table below for

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
the three and nine months ended September 30, 2024 and 2023. The changes were recorded as a change to the regulatory assets and liabilities related to AROs for Georgia Power and Alabama Power, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
Fair value increases (decreases)	2024	2023	2024	2023
	(in millions)
Southern Company	$97	$(4)	$230	$211
Alabama Power	67	(36)	153	54
Georgia Power	30	32	77	157
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
At September 30, 2024, the fair value measurements of private market investments held in Alabama Power's nuclear decommissioning trusts that are calculated at net asset value per share (or its equivalent) as a practical expedient totaled $188 million and unfunded commitments related to the private market investments totaled $89 million. Private market investments include high-quality private equity funds across several market sectors, funds that invest in real estate assets, and a private credit fund. Private market funds do not have redemption rights. Distributions from these funds will be received as the underlying investments in the funds are liquidated.
At September 30, 2024, other financial instruments for which the carrying amount did not equal fair value were as follows:

	Southern Company(*)	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas(*)
	(in billions)
Long-term debt, including securities due within one year:
Carrying amount	$62.6	$11.2	$17.4	$1.7	$2.7	$8.4
Fair value	59.8	10.3	16.3	1.5	2.7	7.7
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
At September 30, 2024, the net volume of energy-related derivative contracts for natural gas positions, together with the longest hedge date over which the respective entity is hedging its exposure to the variability in future cash flows for forecasted transactions and the longest non-hedge date for derivatives not designated as hedges, were as follows:

	Net Purchased mmBtu	Longest Hedge Date	Longest Non-Hedge Date
	(in millions)
Southern Company(*)	479	2030	2028
Alabama Power	130	2027	—
Georgia Power	127	2027	—
Mississippi Power	109	2028	—
Southern Power	6	2030	2024
Southern Company Gas(*)	107	2027	2028
(*)Southern Company Gas' derivative instruments include both long and short natural gas positions. A long position is a contract to purchase natural gas and a short position is a contract to sell natural gas. Southern Company Gas' volume represents the net of 118 million mmBtu long natural gas positions and 11 million mmBtu short natural gas positions at September 30, 2024, which is also included in Southern Company's total volume.

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
For cash flow hedges of energy-related derivatives, the estimated pre-tax losses expected to be reclassified from accumulated OCI to earnings for the 12-month period ending September 30, 2025 are immaterial for Southern Company, Southern Power, and Southern Company Gas.
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
At September 30, 2024, the following interest rate derivatives were outstanding:

	Notional Amount	Weighted Average Interest Rate Paid	Interest Rate Received	Hedge Maturity Date	Fair Value Gain (Loss) at September 30, 2024
	(in millions)				(in millions)
Cash Flow Hedges of Forecasted Debt
Georgia Power	$350	3.53%	N/A	December 2024	$1
Fair Value Hedges of Existing Debt
Southern Company parent	400	1-month SOFR + 0.80%	1.75%	March 2028	(32)
Southern Company parent	1,000	1-month SOFR + 2.48%	3.70%	April 2030	(124)
Southern Company Gas	500	1-month SOFR + 0.49%	1.75%	January 2031	(62)
Southern Company	$2,250				$(217)
For cash flow hedges of interest rate derivatives, the estimated pre-tax gains and (losses) expected to be reclassified from accumulated OCI to interest expense for the 12-month period ending September 30, 2025 are $(14) million for Southern Company and immaterial for the traditional electric operating companies and Southern Company Gas. Deferred gains and losses related to interest rate derivatives are expected to be amortized into earnings through 2054 for Southern Company, Georgia Power, and Mississippi Power, 2052 for Alabama Power, and 2046 for Southern Company Gas.
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
At September 30, 2024, the following foreign currency derivatives were outstanding:

	Pay Notional	Pay Rate	Receive Notional	Receive Rate	Hedge Maturity Date	Fair Value Gain (Loss) at September 30, 2024
	(in millions)		(in millions)			(in millions)
Cash Flow Hedges of Existing Debt
Southern Power	$564	3.78%	€500	1.85%	June 2026	$(15)
Fair Value Hedges of Existing Debt
Southern Company parent	1,476	3.39%	1,250	1.88%	September 2027	(90)
Southern Company	$2,040		€1,750			$(105)
For cash flow hedges of foreign currency derivatives, the estimated pre-tax losses expected to be reclassified from accumulated OCI to earnings for the 12-month period ending September 30, 2025 are immaterial for Southern Power.
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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The fair value of energy-related derivatives, interest rate derivatives, and foreign currency derivatives was reflected in the balance sheets as follows:

	At September 30, 2024		At December 31, 2023
Derivative Category and Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
	(in millions)		(in millions)
Southern Company
Energy-related derivatives designated as hedging instruments for regulatory purposes
Other current assets/Liabilities from risk management activities, net of collateral	$26	$114	$12	$198
Other current assets/Other deferred credits and liabilities	33	73	31	117
Total derivatives designated as hedging instruments for regulatory purposes	59	187	43	315
Derivatives designated as hedging instruments in cash flow and fair value hedges
Energy-related derivatives:
Other current assets/Liabilities from risk management activities, net of collateral	1	10	—	29
Other deferred charges and assets/Other deferred credits and liabilities	3	1	3	4
Interest rate derivatives:
Other current assets/Liabilities from risk management activities, net of collateral	1	63	—	74
Other deferred charges and assets/Other deferred credits and liabilities	—	155	—	190
Foreign currency derivatives:
Other current assets/Liabilities from risk management activities, net of collateral	—	34	—	34
Other deferred charges and assets/Other deferred credits and liabilities	—	71	—	88
Total derivatives designated as hedging instruments in cash flow and fair value hedges	5	334	3	419
Energy-related derivatives not designated as hedging instruments
Other current assets/Liabilities from risk management activities, net of collateral	3	4	8	8
Other deferred charges and assets/Other deferred credits and liabilities	1	—	1	2
Total derivatives not designated as hedging instruments	4	4	9	10
Gross amounts recognized	68	525	55	744
Gross amounts offset(a)	(34)	(56)	(23)	(85)
Net amounts recognized in the Balance Sheets(b)	$34	$469	$32	$659

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	At September 30, 2024		At December 31, 2023
Derivative Category and Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
	(in millions)		(in millions)
Alabama Power
Energy-related derivatives designated as hedging instruments for regulatory purposes
Other current assets/Other current liabilities	$9	$40	$6	$69
Other deferred charges and assets/Other deferred credits and liabilities	12	25	9	41
Total derivatives designated as hedging instruments for regulatory purposes	21	65	15	110
Gross amounts offset	(13)	(13)	(10)	(10)
Net amounts recognized in the Balance Sheets	$8	$52	$5	$100

Georgia Power
Energy-related derivatives designated as hedging instruments for regulatory purposes
Other current assets/Other current liabilities	$2	$46	$2	$82
Other deferred charges and assets/Other deferred credits and liabilities	10	19	10	42
Total derivatives designated as hedging instruments for regulatory purposes	12	65	12	124
Interest rate derivatives designated as hedging instruments in cash flow and fair value hedges
Interest rate derivatives:
Assets from risk management activities/Other current liabilities	1	—	—	—
Energy-related derivatives not designated as hedging instruments
Other current assets/Other current liabilities	1	—	1	—
Gross amounts recognized	14	65	13	124
Gross amounts offset	(11)	(11)	(11)	(11)
Net amounts recognized in the Balance Sheets	$3	$54	$2	$113

Mississippi Power
Energy-related derivatives designated as hedging instruments for regulatory purposes
Other current assets/Other current liabilities	$3	$22	$3	$27
Other deferred charges and assets/Other deferred credits and liabilities	11	29	12	34
Total derivatives designated as hedging instruments for regulatory purposes	14	51	15	61
Gross amounts offset	(13)	(13)	(14)	(14)
Net amounts recognized in the Balance Sheets	$1	$38	$1	$47

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	At September 30, 2024		At December 31, 2023
Derivative Category and Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
	(in millions)		(in millions)
Southern Power
Derivatives designated as hedging instruments in cash flow and fair value hedges
Energy-related derivatives:
Other current assets/Other current liabilities	$—	$1	$—	$5
Other deferred charges and assets/Other deferred credits and liabilities	3	—	3	—
Foreign currency derivatives:
Other current assets/Other current liabilities	—	11	—	11
Other deferred charges and assets/Other deferred credits and liabilities	—	4	—	11
Total derivatives designated as hedging instruments in cash flow and fair value hedges	3	16	3	27
Energy-related derivatives not designated as hedging instruments
Energy-related derivatives:
Other current assets/Other current liabilities	—	1	—	—
Other deferred charges and assets/Other deferred credits and liabilities	1	—	—	—
Total derivatives not designated as hedging instruments	1	1	—	—
Gross amounts recognized	4	17	3	27
Gross amounts offset	(1)	(1)	—	—
Net amounts recognized in the Balance Sheets	$3	$16	$3	$27

Southern Company Gas
Energy-related derivatives designated as hedging instruments for regulatory purposes
Other current assets/Other current liabilities	$12	$6	$1	$20
Derivatives designated as hedging instruments in cash flow and fair value hedges
Energy-related derivatives:
Other current assets/Other current liabilities	1	9	—	24
Other deferred charges and assets/Other deferred credits and liabilities	—	1	—	4
Interest rate derivatives:
Other current assets/Other current liabilities	—	15	—	20
Other deferred charges and assets/Other deferred credits and liabilities	—	47	—	59
Total derivatives designated as hedging instruments in cash flow and fair value hedges	1	72	—	107
Energy-related derivatives not designated as hedging instruments
Other current assets/Other current liabilities	2	3	7	8
Other deferred charges and assets/Other deferred credits and liabilities	—	—	1	2
Total derivatives not designated as hedging instruments	2	3	8	10
Gross amounts recognized	15	81	9	137
Gross amounts offset(a)	4	(18)	12	(50)
Net amounts recognized in the Balance Sheets(b)	$19	$63	$21	$87

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
(a)Gross amounts offset includes cash collateral held on deposit in broker margin accounts of $22 million and $62 million at September 30, 2024 and December 31, 2023, respectively.
(b)Net amounts of derivative instruments outstanding exclude immaterial premium and intrinsic value associated with weather derivatives at September 30, 2024 and December 31, 2023.
At September 30, 2024 and December 31, 2023, the pre-tax effects of unrealized derivative gains (losses) arising from energy-related derivative instruments designated as regulatory hedging instruments and deferred were as follows:

Regulatory Hedge Unrealized Gain (Loss) Recognized in the Balance Sheet
Derivative Category and Balance Sheet Location	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Company Gas
	(in millions)
At September 30, 2024:
Energy-related derivatives:
Other regulatory assets, current	$(102)	$(37)	$(44)	$(19)	$(2)
Other regulatory assets, deferred	(43)	(14)	(10)	(19)	—
Other regulatory liabilities, current	12	6	—	—	6
Other regulatory liabilities, deferred	3	1	1	1	—
Total energy-related derivative gains (losses)	$(130)	$(44)	$(53)	$(37)	$4

At December 31, 2023:
Energy-related derivatives:
Other regulatory assets, current	$(180)	$(67)	$(80)	$(25)	$(8)
Other regulatory assets, deferred	(87)	(32)	(33)	(22)	—
Other regulatory liabilities, current	9	4	—	1	4
Other regulatory liabilities, deferred	1	—	1	—	—
Total energy-related derivative gains (losses)	$(257)	$(95)	$(112)	$(46)	$(4)

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
For the three and nine months ended September 30, 2024 and 2023, the pre-tax effects of cash flow and fair value hedge accounting on accumulated OCI for the applicable Registrants were as follows:

Gain (Loss) Recognized in OCI on Derivatives	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Southern Company
Cash flow hedges:
Energy-related derivatives	$(7)	$(4)	$(11)	$(55)
Interest rate derivatives	(8)	(3)	16	(12)
Foreign currency derivatives	15	(15)	(4)	(6)
Fair value hedges(*):
Foreign currency derivatives	(2)	27	(8)	28
Total	$(2)	$5	$(7)	$(45)
Georgia Power
Cash flow hedges:
Interest rate derivatives	$1	$—	$17	$(3)
Mississippi Power
Cash flow hedges:
Interest rate derivatives	$—	$—	$7	$—
Southern Power
Cash flow hedges:
Energy-related derivatives	$(2)	$—	$(2)	$(14)
Foreign currency derivatives	15	(15)	(4)	(6)
Total	$13	$(15)	$(6)	$(20)
Southern Company Gas
Cash flow hedges:
Energy-related derivatives	$(4)	$(4)	$(9)	$(41)
Interest rate derivatives	(6)	(4)	(5)	—
Total	$(10)	$(8)	$(14)	$(41)
(*)Represents amounts excluded from the assessment of effectiveness for which the difference between changes in fair value and periodic amortization is recorded in OCI.
For the three and nine months ended September 30, 2024 and 2023, the pre-tax effects of energy-related derivatives designated as cash flow hedging instruments on accumulated OCI were immaterial for Alabama Power.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
For the three and nine months ended September 30, 2024 and 2023, the pre-tax effects of cash flow and fair value hedge accounting on income were as follows:

Location and Amount of Gain (Loss) Recognized in Income on Cash Flow and Fair Value Hedging Relationships	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)		(in millions)
Southern Company
Total cost of natural gas	$98	$102	$852	$1,199
Gain (loss) on energy-related cash flow hedges(a)	(4)	(4)	(34)	(32)
Total other operations and maintenance	1,662	1,424	4,543	4,352
Gain (loss) on energy-related cash flow hedges(a)	—	(1)	(1)	(2)
Total depreciation and amortization	1,210	1,143	3,537	3,365
Gain (loss) on energy-related cash flow hedges(a)	(3)	(5)	(5)	(18)
Total interest expense, net of amounts capitalized	(692)	(620)	(2,050)	(1,812)
Gain (loss) on interest rate cash flow hedges(a)	(4)	(22)	(12)	(31)
Gain (loss) on foreign currency cash flow hedges(a)	(3)	(3)	(9)	(8)
Gain (loss) on interest rate fair value hedges(b)	78	(47)	47	(50)
Total other income (expense), net	147	141	450	428
Gain (loss) on foreign currency cash flow hedges(a)(c)	24	(14)	7	(4)
Gain (loss) on foreign currency fair value hedges	58	(7)	79	19
Amount excluded from effectiveness testing recognized in earnings	3	(27)	8	(28)
Southern Power
Total depreciation and amortization	$133	$130	$378	$380
Gain (loss) on energy-related cash flow hedges(a)	(3)	(5)	(5)	(18)
Total interest expense, net of amounts capitalized	(30)	(32)	(89)	(98)
Gain (loss) on foreign currency cash flow hedges(a)	(3)	(3)	(9)	(8)
Total other income (expense), net	2	4	8	8
Gain (loss) on foreign currency cash flow hedges(a)(c)	24	(14)	7	(4)
Southern Company Gas
Total cost of natural gas	$98	$102	$852	$1,199
Gain (loss) on energy-related cash flow hedges(a)	(4)	(4)	(34)	(32)
Total other operations and maintenance	295	264	877	879
Gain (loss) on energy-related cash flow hedges(a)	—	(1)	(1)	(2)
Total interest expense, net of amounts capitalized	(84)	(77)	(250)	(226)
Gain (loss) on interest rate cash flow hedges(a)	—	(18)	—	(18)
Gain (loss) on interest rate fair value hedges(b)	28	(11)	18	(14)
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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
At September 30, 2024 and December 31, 2023, the following amounts were recorded on the balance sheets related to cumulative basis adjustments for fair value hedges:

	Carrying Amount of the Hedged Item		Cumulative Amount of Fair Value Hedging Adjustment included in Carrying Amount of the Hedged Item
Balance Sheet Location of Hedged Items	At September 30, 2024	At December 31, 2023	At September 30, 2024	At December 31, 2023
	(in millions)		(in millions)
Southern Company
Long-term debt	$(3,085)	$(3,024)	$193	$235

Southern Company Gas
Long-term debt	$(440)	$(427)	$57	$70
Pre-tax gains on energy-related derivatives not designated as hedging instruments were $6 million and $69 million for the three and nine months ended September 30, 2024, respectively, and $7 million and $36 million for the three and nine months ended September 30, 2023, respectively, and reflected in cost of natural gas on the statements of income of Southern Company and Southern Company Gas and were immaterial for the other Registrants for all periods presented.
Contingent Features
The Registrants do not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain derivatives that could require collateral, but not accelerated payment, in the event of various credit rating changes of certain Southern Company subsidiaries. Generally, collateral may be provided by a Southern Company guaranty, letter of credit, or cash. At September 30, 2024, the Registrants had no collateral posted with derivative counterparties to satisfy these arrangements.
For Southern Company, the fair value of foreign currency derivative liabilities and interest rate derivative liabilities with contingent features, and the maximum potential collateral requirements arising from the credit-risk-related contingent features at a rating below BBB- and/or Baa3, was $61 million at September 30, 2024. For Southern Power, the fair value of foreign currency derivative liabilities with contingent features, and the maximum potential collateral requirements arising from the credit-risk-related contingent features at a rating below BBB- and/or Baa3, was immaterial at September 30, 2024. For the traditional electric operating companies and Southern Power, energy-related derivative liabilities with contingent features and the maximum potential collateral requirements arising from the credit-risk-related contingent features, at a rating below BBB- and/or Baa3, were immaterial at September 30, 2024. The maximum potential collateral requirements arising from the credit-risk-related contingent features for the traditional electric operating companies and Southern Power include certain agreements that could require collateral in the event that one or more Southern Company power pool participants has a credit rating change to below investment grade.
Alabama Power and Southern Power maintain accounts with certain regional transmission organizations to facilitate financial derivative transactions and they may be required to post collateral based on the value of the positions in these accounts and the associated margin requirements. At September 30, 2024, cash collateral posted in these accounts was immaterial for Alabama Power and Southern Power. Southern Company Gas maintains accounts with brokers or the clearing houses of certain exchanges to facilitate financial derivative transactions. Based on the value of the positions in these accounts and the associated margin requirements, Southern Company Gas may be required to deposit cash into these accounts. At September 30, 2024, cash collateral held on deposit in broker margin accounts was $22 million.
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
Alabama Power
On October 24, 2024, Alabama Power entered into an agreement to acquire all of the equity interests in Tenaska Alabama Partners, L.P., which owns and operates the Lindsay Hill Generating Station. See Note (B) under "Alabama Power – Petition for Certificate of Convenience and Necessity" for additional information.
Southern Power
Construction Projects
During the nine months ended September 30, 2024, Southern Power completed construction of and placed in service the 150-MW South Cheyenne solar facility. In addition, Southern Power continued construction of the 200-MW first phase, the 180-MW second phase, and the 90-MW third phase of the Millers Branch solar facility. At

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
September 30, 2024, the total cost of construction incurred for the Millers Branch project was $159 million, which is primarily included in CWIP.

Project Facility	Resource	Approximate Nameplate Capacity (MW)	Location	Projected/ Actual COD	PPA Contract Period
Projects Completed During the Nine Months Ended September 30, 2024
South Cheyenne	Solar	150	Laramie County, WY	Second quarter 2024	20 years
Projects Under Construction at September 30, 2024
Millers Branch
Phase I	Solar	200	Haskell County, TX	Fourth quarter 2025	20 years
Phase II	Solar	180	Haskell County, TX	Second quarter 2026	15 years
Phase III(*)	Solar	90	Haskell County, TX	Fourth quarter 2026	15 years
(*)Subsequent to September 30, 2024, Southern Power committed to expand construction of Phase III by 42 MWs of capacity, substantially all of which is contracted under a 15-year PPA, with commercial operation projected to occur in the fourth quarter 2026. With the addition of the 42 MWs of capacity for Phase III, the Millers Branch project has a total of 512 MWs under construction.
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
Southern Company's reportable business segments are the sale of electricity by the traditional electric operating companies, the sale of electricity in the competitive wholesale market by Southern Power, and the sale of natural gas and other complementary products and services by Southern Company Gas. Revenues from sales by Southern Power to the traditional electric operating companies were $102 million and $280 million for the three and nine months ended September 30, 2024, respectively and $156 million and $406 million for the three and nine months ended September 30, 2023, respectively. Revenues from sales of natural gas from Southern Company Gas to the traditional electric operating companies and Southern Power were immaterial for all periods presented. The "All Other" column includes the Southern Company parent entity, which does not allocate operating expenses to business segments. Also, this category includes segments below the quantitative threshold for separate disclosure. These segments include providing distributed energy and resilience solutions and deploying microgrids for commercial, industrial, governmental, and utility customers, as well as investments in telecommunications. All other inter-segment revenues are not material.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Financial data for business segments and products and services for the three and nine months ended September 30, 2024 and 2023 was as follows:

	Electric Utilities
	Traditional Electric Operating Companies	Southern Power	Eliminations	Total	Southern Company Gas	All Other	Eliminations	Consolidated
	(in millions)
Three Months Ended September 30, 2024
Operating revenues	$5,927	$600	$(105)	$6,422	$682	$215	$(45)	$7,274
Segment net income (loss)(a)(b)	1,618	82	—	1,700	38	(201)	(2)	1,535
Nine Months Ended September 30, 2024
Operating revenues	$15,389	$1,597	$(293)	$16,693	$3,220	$598	$(128)	$20,383
Segment net income (loss)(a)(b)(c)	3,630	264	—	3,894	555	(569)	(13)	3,867
At September 30, 2024
Goodwill	$—	$2	$—	$2	$5,015	$144	$—	$5,161
Total assets	104,565	12,646	(547)	116,664	25,545	2,347	(600)	143,956
Three Months Ended September 30, 2023
Operating revenues	$5,674	$653	$(160)	$6,167	$689	$154	$(30)	$6,980
Segment net income (loss)(a)(c)(d)	1,419	100	—	1,519	82	(179)	—	1,422
Nine Months Ended September 30, 2023
Operating revenues	$14,145	$1,686	$(417)	$15,414	$3,417	$499	$(122)	$19,208
Segment net income (loss)(a)(c)(d)(e)	2,852	288	—	3,140	475	(490)	(4)	3,121
At December 31, 2023
Goodwill	$—	$2	$—	$2	$5,015	$144	$—	$5,161
Total assets	100,429	12,761	(545)	112,645	25,083	2,446	(843)	139,331
(a)Attributable to Southern Company.
(b)For the traditional electric operating companies, includes a pre-tax impairment loss at Alabama Power of $36 million ($27 million after tax) related to Alabama Power discontinuing the development of a multi-use commercial facility. See Note (A) under "Impairment of Long-Lived Assets" for additional information.
(c)For the traditional electric operating companies, includes pre-tax charges (credits) to income at Georgia Power related to the estimated probable loss associated with the construction and completion of Plant Vogtle Units 3 and 4 of $(21) million ($(16) million after tax) for the nine months ended September 30, 2024 and $160 million ($120 million after tax) for the three and nine months ended September 30, 2023. Also includes a pre-tax gain at Georgia Power of approximately $114 million ($84 million after tax) for the nine months ended September 30, 2024 related to the sale of transmission line assets under the integrated transmission system agreement. See Note (B) under "Georgia Power" and Note 2 to the financial statements under "Georgia Power – Nuclear Construction" in Item 8 of the Form 10-K for additional information.
(d)For Southern Power, includes an $18 million pre-tax loss recovery ($9 million after tax and partnership allocations) for the three and nine months ended September 30, 2023 related to an arbitration award and a $16 million pre-tax gain ($12 million after tax) on the sale of spare parts for the nine months ended September 30, 2023. See Note (C) under "General Litigation Matters – Southern Power" for additional information related to the arbitration award.
(e)For Southern Company Gas, includes a pre-tax charge of approximately $38 million ($28 million after tax) associated with the disallowance of certain capital expenditures at Nicor Gas. See Note 2 to the financial statements under "Southern Company Gas" in Item 8 of the Form 10-K for additional information.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Products and Services

	Electric Utilities' Revenues
	Retail	Wholesale	Other	Total
	(in millions)
Three Months Ended September 30, 2024	$5,366	$721	$335	$6,422
Three Months Ended September 30, 2023	5,139	727	301	6,167
Nine Months Ended September 30, 2024	$13,793	$1,919	$981	$16,693
Nine Months Ended September 30, 2023	12,597	1,930	887	15,414

	Southern Company Gas' Revenues
	Gas Distribution Operations	Gas Marketing Services	Other	Total
	(in millions)
Three Months Ended September 30, 2024	$616	$53	$13	$682
Three Months Ended September 30, 2023	617	56	16	689
Nine Months Ended September 30, 2024	$2,828	$358	$34	$3,220
Nine Months Ended September 30, 2023	2,989	376	52	3,417
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
Gas pipeline investments consist of joint ventures in natural gas pipeline investments including a 50% interest in SNG and a 50% joint ownership interest in the Dalton Pipeline. These natural gas pipelines enable the provision of diverse sources of natural gas supplies to the customers of Southern Company Gas. See Note 7 to the financial statements under "Southern Company Gas" in Item 8 of the Form 10-K for additional information.
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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Business segment financial data for the three and nine months ended September 30, 2024 and 2023 was as follows:

	Gas Distribution Operations	Gas Pipeline Investments	Gas Marketing Services	Total	All Other	Eliminations	Consolidated
	(in millions)
Three Months Ended September 30, 2024
Operating revenues	$616	$8	$53	$677	$6	$(1)	$682
Segment net income	21	24	(2)	43	(5)	—	38
Nine Months Ended September 30, 2024
Operating revenues	$2,828	$24	$358	$3,210	$19	$(9)	$3,220
Segment net income	403	77	72	552	3	—	555
Total assets at September 30, 2024	23,543	1,573	1,619	26,735	9,910	(11,100)	25,545
Three Months Ended September 30, 2023
Operating revenues	$619	$8	$56	$683	$8	$(2)	$689
Segment net income (loss)	70	24	2	96	(14)	—	82
Nine Months Ended September 30, 2023
Operating revenues	$3,002	$24	$376	$3,402	$30	$(15)	$3,417
Segment net income(*)	352	73	59	484	(9)	—	475
Total assets at December 31, 2023	22,906	1,534	1,615	26,055	9,675	(10,647)	25,083
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
On October 24, 2024, Alabama Power entered into an agreement to acquire all of the equity interests in Tenaska Alabama Partners, L.P. for a total purchase price of approximately $622 million, subject to working capital adjustments. Tenaska Alabama Partners, L.P. owns and operates Lindsay Hill Generating Station, an approximately 855-MW combined cycle generation facility, in Autauga County, Alabama. On October 30, 2024, Alabama Power filed a petition for a CCN with the Alabama PSC for authorization to procure additional generating capacity through the acquisition of the Lindsay Hill Generating Station. Alabama Power expects to complete the acquisition by the end of the third quarter 2025.
See Note (B) to the Condensed Financial Statements under "Alabama Power" herein for additional information.
Georgia Power
Plant Vogtle Units 3 and 4 Construction and Start-Up Status
Georgia Power placed Plant Vogtle Units 3 and 4 in service on July 31, 2023 and April 29, 2024, respectively. During the second quarter 2024, following Unit 4's in-service date, Southern Nuclear evaluated the remaining expected site demobilization costs and other contractor obligations and reduced the remaining estimate to complete forecast by approximately $21 million. Accordingly, Georgia Power recorded a pre-tax credit to income of approximately $21 million ($16 million after tax) in the second quarter 2024 to recognize capital costs previously charged to income. Georgia Power's share of the total project capital cost forecast, including completion of site

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
demobilization and remaining contractor obligations, is $10.7 billion. See Note (B) to the Condensed Financial Statements under "Georgia Power – Nuclear Construction – Cost and Schedule" herein for additional information.
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
Rate Plans
In accordance with the terms of the 2022 ARP, on October 1, 2024, Georgia Power filed tariff adjustments to become effective January 1, 2025 that would result in a net increase in rates of $306 million pending approval by the Georgia PSC. The ultimate outcome of this matter cannot be determined at this time. See Note (B) to the Condensed Financial Statements under "Georgia Power – Rate Plans" herein for additional information.
Integrated Resource Plan
On April 16, 2024, the Georgia PSC approved Georgia Power's updated IRP (2023 IRP Update) as modified by a stipulation among Georgia Power, the staff of the Georgia PSC, and certain intervenors. The 2023 IRP Update includes the authority to develop, own, and operate up to 1,400 MWs from three simple cycle combustion turbines at Plant Yates with the recoverable costs not to exceed the certified amount, which was approved by the Georgia PSC on August 20, 2024. See Note (B) to the Condensed Financial Statements under "Georgia Power – Integrated Resource Plans" herein for additional information.
Mississippi Power
On April 26, 2024, Mississippi Power filed its 2024 IRP with the Mississippi PSC. The Mississippi PSC did not note any deficiencies within the review period; therefore, the filing is concluded. The 2024 IRP included a schedule to retire Plant Watson Unit 4 (268 MWs) and Plant Greene County Units 1 and 2 (206 MWs based on 40% ownership) and to retire early Plant Daniel Units 1 and 2 (502 MWs based on 50% ownership), all by the end of 2028.
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
See Note (B) to the Condensed Financial Statements under "Mississippi Power" herein for additional information.
Southern Power
During the nine months ended September 30, 2024, Southern Power completed construction of and placed in service the 150-MW South Cheyenne solar facility. In addition, Southern Power continued construction of the 200-MW first phase, the 180-MW second phase, and the 90-MW third phase of the Millers Branch solar facility. Subsequent to September 30, 2024, Southern Power committed to expand construction of the third phase of the

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Millers Branch solar project by 42 MWs of capacity, substantially all of which is contracted under a 15-year PPA, and commercial operation is projected to occur in the fourth quarter 2026. With the expansion of the third phase, the Millers Branch solar project will have a total generating capacity of 512 MWs. See Note (K) to the Condensed Financial Statements under "Southern Power" herein for additional information.
At September 30, 2024, Southern Power's average investment coverage ratio for its generating assets, including those owned with various partners, based on the ratio of investment under contract to total investment using the respective facilities' net book value (or expected in-service value for facilities under construction) as the investment amount was 97% through 2028 and 89% through 2033, with an average remaining contract duration of approximately 12 years.
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
On July 31, 2024, Atlanta Gas Light submitted its annual GRAM filing with the Georgia PSC, which includes projections for portions of the System Reinforcement Rider and municipal, county, and GDOT projects. The filing requests a traditional annual base rate increase of $120 million. In accordance with the approved Integrated Capacity and Delivery Plan filing, Atlanta Gas Light also included two alternative annual base rate increases for 2025 that provide for lower increases in 2025 with subsequent increases in 2026 and 2027. Resolution of the GRAM filing is expected by December 31, 2024, with new rates effective January 1, 2025. The ultimate outcome of this matter cannot be determined at this time.
Virginia Natural Gas
On June 7, 2024, the Virginia Commission approved the extension of Virginia Natural Gas' SAVE program through 2029. The extension of the program includes investments of $70 million in each year from 2025 through 2029, with a potential variance of up to $5 million allowed for the program, for a maximum total investment over the five-year extension of $355 million.
On August 1, 2024, Virginia Natural Gas filed a base rate case with the Virginia Commission seeking an increase in annual base revenues of $63 million, including $17 million related to the recovery of investments under the SAVE program, primarily to recover investments and increased costs associated with infrastructure and technology. The requested increase is based on a projected 12-month period beginning January 1, 2025, an ROE of 10.45%, and an equity ratio of 54.92%. Rate adjustments will be effective January 1, 2025, subject to refund. The Virginia Commission is expected to issue an order on the requested increase in the third quarter 2025. The ultimate outcome of this matter cannot be determined at this time.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
RESULTS OF OPERATIONS
Southern Company
Net Income

Third Quarter 2024 vs. Third Quarter 2023		Year-To-Date 2024 vs. Year-To-Date 2023
(change in millions)	(% change)	(change in millions)	(% change)
$113	7.9	$746	23.9
Consolidated net income attributable to Southern Company was $1.5 billion ($1.40 per share) in the third quarter 2024 compared to $1.4 billion ($1.30 per share) for the corresponding period in 2023. For year-to-date 2024, consolidated net income attributable to Southern Company was $3.9 billion ($3.53 per share) compared to $3.1 billion ($2.86 per share) for the corresponding period in 2023. The increases were primarily due to increases in retail electric revenues associated with rates and pricing, an after-tax charge of $120 million in the third quarter 2023 related to the construction of Plant Vogtle Units 3 and 4, and increases in other revenues, partially offset by increases in interest expense, non-fuel operations and maintenance expenses, depreciation and amortization, taxes other than income taxes, and cost of other sales. Also contributing to the year-to-date 2024 increase was an increase in retail electric revenues associated with colder weather in the first quarter 2024 and warmer weather in the second quarter 2024 compared to the corresponding periods in 2023 and an increase in natural gas revenues from rate increases.
Retail Electric Revenues
In the third quarter 2024, retail electric revenues were $5.4 billion compared to $5.1 billion for the corresponding period in 2023. For year-to-date 2024, retail electric revenues were $13.8 billion compared to $12.6 billion for the corresponding period in 2023. Details of the changes in retail electric revenues were as follows:

	Third Quarter 2024 vs. Third Quarter 2023		Year-To-Date 2024 vs. Year-To-Date 2023
	(change in millions)	(% change)	(change in millions)	(% change)
Rates and pricing	$458	8.9%	$1,051	8.3%
Sales growth (decline)	(39)	(0.8)	24	0.2
Weather	(15)	(0.3)	279	2.2
Fuel and other cost recovery	(177)	(3.4)	(158)	(1.2)
Retail electric revenues	$227	4.4%	$1,196	9.5%
Revenues associated with changes in rates and pricing increased in the third quarter and year-to-date 2024 when compared to the corresponding periods in 2023 primarily due to the inclusion of Plant Vogtle Units 3 and 4 in retail rates net of the elimination of the NCCR tariff at Georgia Power, customer bill credits in 2023 at Alabama Power related to the flowback of certain excess accumulated deferred income taxes, base tariff increases at Georgia Power in accordance with its 2022 ARP, higher contributions from commercial and industrial customers with variable demand-driven pricing at Georgia Power, and an increase in Rate CNP New Plant revenues at Alabama Power. See Note (B) to the Condensed Financial Statements under "Georgia Power – Nuclear Construction – Regulatory Matters" herein and Note 2 to the financial statements under "Alabama Power" and "Georgia Power" in Item 8 of the Form 10-K for additional information.
Revenues attributable to changes in sales decreased in the third quarter 2024 and increased for year-to-date 2024 when compared to the corresponding periods in 2023. Weather-adjusted residential KWH sales decreased 1.5% and 0.5% in the third quarter and year-to-date 2024, respectively, primarily due to decreased customer usage, partially offset by customer growth. Weather-adjusted commercial KWH sales increased 0.1% in the third quarter 2024 primarily due to customer growth, largely offset by decreased customer usage. Weather-adjusted commercial KWH sales increased 2.1% for year-to-date 2024 primarily due to increased customer usage, primarily driven by existing

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
data centers, and customer growth. Industrial KWH sales increased 0.4% and 0.3% in the third quarter and year-to-date 2024, respectively, primarily due to increases in the pipeline, chemicals, and transportation sectors.
Fuel and other cost recovery revenues decreased $177 million and $158 million in the third quarter and year-to-date 2024, respectively, compared to the corresponding periods in 2023 primarily due to lower recoverable fuel and purchased power costs. Electric rates for the traditional electric operating companies include provisions to adjust billings for fluctuations in fuel costs, including the energy component of purchased power costs. Under these provisions, fuel revenues generally equal fuel expenses, including the energy component of PPA costs, and do not affect net income. The traditional electric operating companies each have one or more regulatory mechanisms to recover other costs such as environmental and other compliance costs, storm damage, new plants, and PPA capacity costs. See Note 2 to the financial statements in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements herein for additional information.
Wholesale Electric Revenues

Third Quarter 2024 vs. Third Quarter 2023		Year-To-Date 2024 vs. Year-To-Date 2023
(change in millions)	(% change)	(change in millions)	(% change)
$(6)	(0.8)	$(11)	(0.6)
In the third quarter 2024, wholesale electric revenues were $721 million compared to $727 million for the corresponding period in 2023. For year-to-date 2024, wholesale electric revenues were $1.92 billion compared to $1.93 billion for the corresponding period in 2023. The decreases in the third quarter and year-to-date 2024 were due to decreases in energy revenues of $38 million and $36 million, respectively, partially offset by increases in capacity revenues of $32 million and $25 million, respectively. The decreases in energy revenues were primarily due to decreases related to the average net cost of fuel and purchased power. Partially offsetting the year-to-date 2024 decrease in energy revenues was an increase in the volume of KWHs sold under natural gas and solar PPAs at Southern Power. The increases in capacity revenues were primarily due to a net increase in revenues from capacity contracts at Georgia Power and an increase in capacity revenues associated with natural gas PPAs at Southern Power. The changes for year-to-date 2024 in capacity and energy revenues also reflect decreases resulting from power sales agreements that ended in May 2023 at Alabama Power.
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

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Other Electric Revenues

Third Quarter 2024 vs. Third Quarter 2023		Year-To-Date 2024 vs. Year-To-Date 2023
(change in millions)	(% change)	(change in millions)	(% change)
$19	9.4	$29	4.8
In the third quarter 2024, other electric revenues were $222 million compared to $203 million for the corresponding period in 2023. The increase was primarily due to increases of $15 million in transmission revenues primarily associated with open access transmission tariff sales, $8 million in pole attachment revenues at Georgia Power, and $6 million in regulated outdoor lighting sales at Georgia Power, partially offset by a decrease of $7 million due to an arbitration award received in 2023 at Southern Power and a net increase of $7 million in realized losses associated with price stability products for retail customers on variable demand-driven pricing tariffs at Georgia Power.
For year-to-date 2024, other electric revenues were $631 million compared to $602 million for the corresponding period in 2023. The increase was primarily due to increases of $34 million in transmission revenues primarily associated with open access transmission tariff sales, $17 million in regulated outdoor lighting sales at Georgia Power, and $10 million in customer fees primarily at Georgia Power, partially offset by a net increase of $18 million in realized losses associated with price stability products for retail customers on variable demand-driven pricing tariffs at Georgia Power and a decrease of $14 million related to liquidated damages receipts associated with generation facility production guarantees and an arbitration award in 2023 at Southern Power.
Natural Gas Revenues
In the third quarter 2024, natural gas revenues were $682 million compared to $689 million for the corresponding period in 2023. For year-to-date 2024, natural gas revenues were $3.2 billion compared to $3.4 billion for the corresponding period in 2023. Details of the changes in natural gas revenues were as follows:

	Third Quarter 2024 vs. Third Quarter 2023		Year-To-Date 2024 vs. Year-To-Date 2023
	(change in millions)	(% change)	(change in millions)	(% change)
Rate changes	$6	0.9%	$196	5.7%
Gas costs and other cost recovery	4	0.6	(335)	(9.8)
Gas marketing services	(2)	(0.3)	(15)	(0.4)
Other	(15)	(2.2)	(43)	(1.3)
Natural gas revenues	$(7)	(1.0)%	$(197)	(5.8)%
Revenues from rate changes increased for year-to-date 2024 compared to the corresponding period in 2023 primarily due to rate increases, partially offset by a change in timing of revenues at Nicor Gas. See Note 2 to the financial statements under "Southern Company Gas – Rate Proceedings" in Item 8 of the Form 10-K for additional information.
Revenues from gas costs and other cost recovery decreased for year-to-date 2024 compared to the corresponding period in 2023 primarily due to lower natural gas cost recovery associated with lower natural gas prices and lower demand associated with warmer weather. Natural gas distribution rates include provisions to adjust billings for fluctuations in natural gas costs. Therefore, gas costs recovered through natural gas revenues generally equal the amount expensed in cost of natural gas and do not affect net income from the natural gas distribution utilities.
Revenues from gas marketing services decreased for year-to-date 2024 compared to the corresponding period in 2023 primarily due to lower commodity prices.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Other Revenues

Third Quarter 2024 vs. Third Quarter 2023		Year-To-Date 2024 vs. Year-To-Date 2023
(change in millions)	(% change)	(change in millions)	(% change)
$61	27.5	$158	23.9
In the third quarter 2024, other revenues were $283 million compared to $222 million for the corresponding period in 2023. For year-to-date 2024, other revenues were $820 million compared to $662 million for the corresponding period in 2023. The increases in the third quarter and year-to-date 2024 were primarily due to increases of $49 million and $97 million, respectively, at PowerSecure primarily related to distributed infrastructure projects and $14 million and $36 million, respectively, in unregulated sales at Georgia Power associated with power delivery construction and maintenance projects, partially offset by decreases of $7 million and $19 million, respectively, at Southern Linc primarily related to equipment sales associated with commercial customers. Also contributing to the year-to-date 2024 increase were increases of $14 million in unregulated sales at Georgia Power associated with energy conservation projects and renewables and $10 million in unregulated sales associated with outdoor lighting at the traditional electric operating companies.
Fuel and Purchased Power Expenses

	Third Quarter 2024 vs. Third Quarter 2023		Year-To-Date 2024 vs. Year-To-Date 2023
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$(221)	(16.2)	$(202)	(6.0)
Purchased power	42	20.3	(11)	(1.6)
Total fuel and purchased power expenses	$(179)		$(213)
In the third quarter 2024, total fuel and purchased power expenses were $1.4 billion compared to $1.6 billion for the corresponding period in 2023. The decrease was primarily due to a $111 million net decrease related to the average cost of fuel and purchased power and an $8 million net decrease related to the volume of KWHs generated and purchased. Also contributing to the decrease was a $60 million credit to nuclear fuel expense at Georgia Power resulting from litigation related to nuclear fuel disposal costs.
For year-to-date 2024, total fuel and purchased power expenses were $3.8 billion compared to $4.1 billion for the corresponding period in 2023. The decrease was primarily due to a $174 million net decrease related to the average cost of fuel and purchased power, partially offset by a $21 million net increase related to the volume of KWHs generated and purchased. Also contributing to the decrease was a $60 million credit to nuclear fuel expense at Georgia Power resulting from litigation related to nuclear fuel disposal costs.
See Note (C) to the Condensed Financial Statements under "Nuclear Fuel Disposal Costs" herein for additional information.
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

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Details of the Southern Company system's generation and purchased power were as follows:

	Third Quarter 2024	Third Quarter 2023	Year-To-Date 2024	Year-To-Date 2023
Total generation (in billions of KWHs)(a)	53	53	145	141
Total purchased power (in billions of KWHs)	5	5	13	14
Sources of generation (percent) —
Gas	55	54	52	54
Nuclear(a)	18	16	19	17
Coal	19	21	18	18
Hydro	1	2	3	3
Wind, Solar, and Other	7	7	8	8
Cost of fuel, generated (in cents per net KWH)—
Gas	2.47	2.80	2.62	2.78
Nuclear(a)(b)	0.91	0.79	0.87	0.74
Coal	4.18	4.52	4.00	4.40
Average cost of fuel, generated (in cents per net KWH)(a)	2.51	2.84	2.53	2.71
Average cost of purchased power (in cents per net KWH)(c)	4.87	4.80	5.19	5.08
(a)Excludes KWHs generated from test period energy at Plant Vogtle Units 3 and 4 prior to their respective in-service dates. The related fuel costs were charged to CWIP in accordance with FERC guidance. See Note (B) to the Condensed Financial Statements under "Georgia Power – Nuclear Construction" herein for additional information on Plant Vogtle Units 3 and 4.
(b)Excludes $60 million of credits recorded in the third quarter 2024 to nuclear fuel expense resulting from litigation related to nuclear fuel disposal costs. See Note (C) to the Condensed Financial Statements under "Nuclear Fuel Disposal Costs" herein for additional information.
(c)Average cost of purchased power includes fuel purchased by the Southern Company system for tolling agreements where power is generated by the provider.
Fuel
In the third quarter 2024, fuel expense was $1.1 billion compared to $1.4 billion for the corresponding period in 2023. The decrease was primarily due to an 11.8% decrease in the average cost per KWH generated by natural gas, a 9.6% decrease in the volume of KWHs generated by coal, and a 7.5% decrease in the average cost per KWH generated by coal, partially offset by a 15.2% increase in the average cost per KWH generated by nuclear, a 12.9% increase in the volume of KWHs generated by nuclear, and an 11.7% decrease in the volume of KWHs generated by hydro. Also contributing to the third quarter 2024 decrease was $60 million of credits recorded to nuclear fuel expense resulting from litigation related to nuclear fuel disposal costs at Georgia Power.
For year-to-date 2024, fuel expense was $3.2 billion compared to $3.4 billion for the corresponding period in 2023. The decrease was primarily due to a 9.1% decrease in the average cost per KWH generated by coal, a 5.8% decrease in the average cost per KWH generated by natural gas, and a 1.6% decrease in the volume of KWHs generated by natural gas, partially offset by a 17.6% increase in the average cost per KWH generated by nuclear, a 15.9% decrease in the volume of KWHs generated by hydro, a 15.3% increase in the volume of KWHs generated by nuclear, and a 7.1% increase in the volume of KWHs generated by coal. Also contributing to the year-to-date 2024 decrease was $60 million of credits recorded to nuclear fuel expense resulting from litigation related to nuclear fuel disposal costs at Georgia Power.
See Note (C) to the Condensed Financial Statements under "Nuclear Fuel Disposal Costs" herein for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Purchased Power
In the third quarter 2024, purchased power expense was $249 million compared to $207 million for the corresponding period in 2023. The increase was primarily due to an increase of 8.9% in the volume of KWHs purchased and an increase of 1.5% in the average cost per KWH purchased.
For year-to-date 2024, purchased power expense was $669 million compared to $680 million for the corresponding period in 2023. The decrease was primarily due to a decrease of 7.1% in the volume of KWHs purchased, partially offset by an increase of 2.2% in the average cost per KWH purchased.
Energy purchases will vary depending on demand for energy within the Southern Company system's electric service territory, the market prices of wholesale energy as compared to the cost of the Southern Company system's generation, and the availability of the Southern Company system's generation.
Cost of Natural Gas

Third Quarter 2024 vs. Third Quarter 2023		Year-To-Date 2024 vs. Year-To-Date 2023
(change in millions)	(% change)	(change in millions)	(% change)
$(4)	(3.9)	$(347)	(28.9)
Excluding Atlanta Gas Light, which does not sell natural gas to end-use customers, the natural gas distribution utilities' rates include provisions to adjust billings for fluctuations in natural gas costs. Therefore, gas costs recovered through natural gas revenues generally equal the amount expensed in cost of natural gas and do not affect net income from the natural gas distribution utilities. See Note 2 to the financial statements under "Southern Company Gas – Natural Gas Cost Recovery" in Item 8 of the Form 10-K for additional information. Cost of natural gas at the natural gas distribution utilities represented 77% and 81% of the total cost of natural gas in the third quarter and year-to-date 2024, respectively.
For year-to-date 2024, cost of natural gas was $0.9 billion compared to $1.2 billion for the corresponding period in 2023. The decrease reflects lower gas cost recovery as a result of a decrease of 22% in natural gas prices.
Cost of Other Sales

Third Quarter 2024 vs. Third Quarter 2023		Year-To-Date 2024 vs. Year-To-Date 2023
(change in millions)	(% change)	(change in millions)	(% change)
$40	31.7	$83	21.8
In the third quarter 2024, cost of other sales was $166 million compared to $126 million for the corresponding period in 2023. For year-to-date 2024, cost of other sales was $464 million compared to $381 million for the corresponding period in 2023. The increases in the third quarter and year-to-date 2024 were primarily due to increases of $38 million and $72 million, respectively, at PowerSecure primarily related to distributed infrastructure projects and $9 million and $25 million, respectively, in unregulated power delivery construction and maintenance contracts at Georgia Power, partially offset by decreases of $6 million and $15 million, respectively, at Southern Linc primarily related to equipment sales associated with commercial customers.
Other Operations and Maintenance Expenses

Third Quarter 2024 vs. Third Quarter 2023		Year-To-Date 2024 vs. Year-To-Date 2023
(change in millions)	(% change)	(change in millions)	(% change)
$238	16.7	$191	4.4
In the third quarter 2024, other operations and maintenance expenses were $1.7 billion compared to $1.4 billion for the corresponding period in 2023. The increase was primarily due to increases of $68 million in generation expenses primarily associated with Plant Vogtle Unit 4 being placed in service at Georgia Power, Rate CNP Compliance-related expenses at Alabama Power, and an arbitration award received in 2023 at Southern Power, $51 million in

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
transmission and distribution costs primarily associated with line maintenance and billing adjustments with integrated transmission system owners at Georgia Power, $39 million in certain employee compensation and benefit expenses, and $36 million related to an impairment loss associated with Alabama Power discontinuing the development of a multi-use commercial facility.
For year-to-date 2024, other operations and maintenance expenses were $4.5 billion compared to $4.4 billion for the corresponding period in 2023. The increase was primarily due to increases of $134 million in generation expenses primarily associated with Plant Vogtle Units 3 and 4 being placed in service at Georgia Power, Rate CNP Compliance-related expenses at Alabama Power, and maintenance and scheduled outage expenses at Southern Power, $72 million in certain employee compensation and benefit expenses, $61 million in transmission and distribution costs primarily associated with line maintenance and billing adjustments with integrated transmission system owners at Georgia Power, $36 million related to an impairment loss associated with Alabama Power discontinuing the development of a multi-use commercial facility, $31 million in customer service and sales expenses including bad debt, and $16 million from a gain on the sale of spare parts in 2023 at Southern Power, partially offset by a $92 million increase in gains from sales of integrated transmission system assets at Georgia Power, a decrease of $44 million in technology infrastructure and application production costs, and a $30 million prior year regulatory disallowance at Nicor Gas.
See Note (A) to the Condensed Financial Statements under "Impairment of Long-Lived Assets" herein, Note (B) to the Condensed Financial Statements under "Georgia Power – Transmission Asset Sales" and " – Nuclear Construction" herein, and Note 2 to the financial statements under "Southern Company Gas – Infrastructure Replacement Programs and Capital Projects – Nicor Gas" in Item 8 of the Form 10-K for additional information.
Depreciation and Amortization

Third Quarter 2024 vs. Third Quarter 2023		Year-To-Date 2024 vs. Year-To-Date 2023
(change in millions)	(% change)	(change in millions)	(% change)
$67	5.9	$172	5.1
In the third quarter 2024, depreciation and amortization was $1.2 billion compared to $1.1 billion for the corresponding period in 2023. For year-to-date 2024, depreciation and amortization was $3.5 billion compared to $3.4 billion for the corresponding period in 2023. The increases in the third quarter and year-to-date 2024 were primarily due to increases of $86 million and $227 million, respectively, associated with additional plant in service, partially offset by decreases of $15 million and $45 million, respectively, in amortization of regulatory assets related to CCR AROs at Georgia Power as approved in the 2024 compliance filing under the terms of the 2022 ARP. See Note 2 to the financial statements under "Georgia Power" in Item 8 of the Form 10-K for additional information.
Taxes Other Than Income Taxes

Third Quarter 2024 vs. Third Quarter 2023		Year-To-Date 2024 vs. Year-To-Date 2023
(change in millions)	(% change)	(change in millions)	(% change)
$34	10.0	$79	7.3
In the third quarter 2024, taxes other than income taxes were $375 million compared to $341 million for the corresponding period in 2023. For year-to-date 2024, taxes other than income taxes were $1.2 billion compared to $1.1 billion for the corresponding period in 2023. The increases in the third quarter and year-to-date 2024 were primarily due to increases of $30 million and $70 million, respectively, in property taxes primarily resulting from an increase in the assessed value of property as well as a decrease in the capitalized portion of property taxes at Georgia Power primarily due to Plant Vogtle Unit 4 being placed in service in April 2024 and $5 million and $19 million, respectively, in municipal franchise fees resulting from higher retail revenues at Georgia Power. Partially offsetting the increase for year-to-date 2024 was a decrease of $16 million in revenue taxes as a result of lower natural gas revenues at Nicor Gas. See Note (B) to the Condensed Financial Statements under "Georgia Power – Nuclear Construction" herein for additional information on Plant Vogtle Unit 4.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Estimated Loss on Plant Vogtle Units 3 and 4

Third Quarter 2024 vs. Third Quarter 2023		Year-To-Date 2024 vs. Year-To-Date 2023
(change in millions)	(% change)	(change in millions)	(% change)
$(160)	N/M	$(181)	N/M
Georgia Power recorded pre-tax charges (credits) to income related to the estimated probable loss on Plant Vogtle Units 3 and 4 totaling $(21) million in the second quarter 2024 and $160 million in the third quarter 2023. These charges (credits) reflected revisions to the total project capital cost forecast for the construction and completion of Plant Vogtle Units 3 and 4. See Note (B) to the Condensed Financial Statements herein and Note 2 to the financial statements in Item 8 of the Form 10-K under "Georgia Power – Nuclear Construction" for additional information.
Allowance for Equity Funds Used During Construction

Third Quarter 2024 vs. Third Quarter 2023		Year-To-Date 2024 vs. Year-To-Date 2023
(change in millions)	(% change)	(change in millions)	(% change)
$(8)	(12.1)	$(33)	(16.5)
In the third quarter 2024, allowance for equity funds used during construction was $58 million compared to $66 million for the corresponding period in 2023. For year-to-date 2024, allowance for equity funds used during construction was $167 million compared to $200 million for the corresponding period in 2023. The decreases were primarily associated with Plant Vogtle Units 3 and 4 being placed in service in July 2023 and April 2024, respectively, at Georgia Power and Plant Barry Unit 8 being placed in service in November 2023 at Alabama Power, partially offset by an increase in capital expenditures subject to AFUDC at Georgia Power. See Note (B) to the Condensed Financial Statements under "Georgia Power – Nuclear Construction" herein and Note 2 to the financial statements under "Alabama Power" in Item 8 of the Form 10-K for additional information.
Interest Expense, Net of Amounts Capitalized

Third Quarter 2024 vs. Third Quarter 2023		Year-To-Date 2024 vs. Year-To-Date 2023
(change in millions)	(% change)	(change in millions)	(% change)
$72	11.6	$238	13.1
In the third quarter 2024, interest expense, net of amounts capitalized was $692 million compared to $620 million for the corresponding period in 2023. The increase primarily reflects increases of approximately $34 million related to higher average outstanding borrowings and $16 million related to higher interest rates, as well as decreases of $7 million in AFUDC debt primarily related to Plant Vogtle Unit 4 at Georgia Power and $6 million in net deferred financing costs related to Plant Vogtle Unit 3 at Georgia Power.
For year-to-date 2024, interest expense, net of amounts capitalized was $2.1 billion compared to $1.8 billion for the corresponding period in 2023. The increase primarily reflects increases of approximately $112 million related to higher average outstanding borrowings and $112 million related to higher interest rates, as well as a decrease of $29 million in AFUDC debt primarily related to Plant Vogtle Units 3 and 4 at Georgia Power and Plant Barry Unit 8 at Alabama Power.
See Note (B) to the Condensed Financial Statements under "Georgia Power – Nuclear Construction – Regulatory Matters" and FINANCIAL CONDITION AND LIQUIDITY – "Sources of Capital" and "Financing Activities" herein and Note 2 to the financial statements under "Alabama Power – Rate CNP New Plant" in Item 8 of the Form 10-K for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Other Income (Expense), Net

Third Quarter 2024 vs. Third Quarter 2023		Year-To-Date 2024 vs. Year-To-Date 2023
(change in millions)	(% change)	(change in millions)	(% change)
$6	4.3	$22	5.1
For year-to-date 2024, other income (expense), net was $450 million compared to $428 million for the corresponding period in 2023. The increase was primarily due to a $12 million increase in customer charges related to contributions in aid of construction at Georgia Power, an $8 million increase in non-service cost-related retirement benefits income, and a $7 million charge in the second quarter 2023 under a stipulation approved by the Georgia PSC related to Georgia Power's fuel cost recovery case, partially offset by a $10 million decrease in interest income. See Note 2 to the financial statements in Item 8 of the Form 10-K under "Georgia Power – Fuel Cost Recovery" for additional information.
Income Taxes

Third Quarter 2024 vs. Third Quarter 2023		Year-To-Date 2024 vs. Year-To-Date 2023
(change in millions)	(% change)	(change in millions)	(% change)
$80	26.9	$398	80.9
In the third quarter 2024, income taxes were $377 million compared to $297 million for the corresponding period in 2023. The increase was primarily due to higher pre-tax earnings and a decrease of $58 million in the flowback of certain excess deferred income taxes at Alabama Power, partially offset by an increase of $23 million in the generation of advanced nuclear PTCs at Georgia Power.
For year-to-date 2024, income taxes were $890 million compared to $492 million for the corresponding period in 2023. The increase was primarily due to higher pre-tax earnings, a decrease of $139 million in the flowback of certain excess deferred income taxes at Alabama Power, and a $56 million increase in charges to a valuation allowance on certain state tax credit carryforwards at Georgia Power, partially offset by an increase of $73 million in the generation of advanced nuclear PTCs at Georgia Power and $33 million from the recognition of certain state tax positions from amended returns at Georgia Power.
See Note 2 to the financial statements in Item 8 of the Form 10-K and Note (G) to the Condensed Financial Statements herein for additional information.
Alabama Power
Net Income

Third Quarter 2024 vs. Third Quarter 2023		Year-To-Date 2024 vs. Year-To-Date 2023
(change in millions)	(% change)	(change in millions)	(% change)
$(72)	(12.7)	$63	5.6
Alabama Power's net income in the third quarter 2024 was $493 million compared to $565 million for the corresponding period in 2023. The decrease was primarily due to an increase in non-fuel operations and maintenance expenses, an increase in depreciation, and a decrease in customer usage. These decreases to income were partially offset by an increase in Rate CNP New Plant revenues.
For year-to-date 2024, net income was $1.2 billion compared to $1.1 billion for the corresponding period in 2023. The increase was primarily due to an increase in retail electric revenues associated with colder weather in the first quarter 2024 and warmer weather in the second quarter 2024 in the Alabama Power service territory compared to the corresponding periods in 2023, as well as an increase in Rate CNP New Plant revenues and a decrease in capacity expenses. These increases to income were partially offset by increases in non-fuel operations and

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
maintenance expenses, depreciation, and interest expense and lower AFUDC equity due to Plant Barry Unit 8 being placed in service in 2023.
Retail Revenues
In the third quarter 2024, retail revenues were $1.90 billion compared to $1.86 billion for the corresponding period in 2023. For year-to-date 2024, retail revenues were $5.12 billion compared to $4.71 billion for the corresponding period in 2023. Details of the changes in retail revenues were as follows:

	Third Quarter 2024 vs. Third Quarter 2023		Year-To-Date 2024 vs. Year-To-Date 2023
	(change in millions)	(% change)	(change in millions)	(% change)
Rates and pricing	$124	6.7%	$356	7.6%
Sales decline	(17)	(0.9)	(7)	(0.1)
Weather	(14)	(0.8)	77	1.6
Fuel and other cost recovery	(49)	(2.6)	(17)	(0.4)
Retail revenues	$44	2.4%	$409	8.7%
Revenues associated with changes in rates and pricing increased in the third quarter and year-to-date 2024 when compared to the corresponding periods in 2023 primarily due to customer bill credits in 2023 related to the flowback of certain excess accumulated deferred income taxes as well as an increase in Rate CNP New Plant revenues. See Note 2 to the financial statements under "Alabama Power" in Item 8 of the Form 10-K for additional information.
Revenues attributable to changes in sales decreased in the third quarter and year-to-date 2024 when compared to the corresponding periods in 2023. Weather-adjusted residential KWH sales were relatively flat in the third quarter 2024 and decreased 0.6% for year-to-date 2024 primarily due to a decrease in customer usage. Weather-adjusted commercial KWH sales decreased 0.4% in the third quarter 2024 primarily due to a decrease in customer usage. Weather-adjusted commercial KWH sales increased 0.7% for year-to-date 2024 primarily due to customer growth. Industrial KWH sales increased 0.6% and 0.1% in the third quarter and year-to-date 2024, respectively, primarily due to an increase in the pipeline and forest products sectors.
Fuel and other cost recovery revenues decreased in the third quarter and year-to-date 2024 when compared to the corresponding periods in 2023 primarily as a result of lower recoverable fuel costs.
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
Wholesale Revenues – Non-Affiliates

Third Quarter 2024 vs. Third Quarter 2023		Year-To-Date 2024 vs. Year-To-Date 2023
(change in millions)	(% change)	(change in millions)	(% change)
$(17)	(16.0)	$(99)	(27.7)
In the third quarter 2024, wholesale revenues from sales to non-affiliates were $89 million compared to $106 million for the corresponding period in 2023. The decrease was primarily due to a 12.8% decrease in the volume of KWHs sold as a result of lower market demand.
For year-to-date 2024, wholesale revenues from sales to non-affiliates were $259 million compared to $358 million for the corresponding period in 2023. The decrease was primarily due to a 41.4% decrease in the volume of KWHs sold as a result of power sales agreements that ended in May 2023, partially offset by a 23.3% increase in the price of energy.

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
Wholesale Revenues – Affiliates

Third Quarter 2024 vs. Third Quarter 2023		Year-To-Date 2024 vs. Year-To-Date 2023
(change in millions)	(% change)	(change in millions)	(% change)
$20	142.9	$60	139.5
In the third quarter 2024, wholesale revenues from sales to affiliates were $34 million compared to $14 million for the corresponding period in 2023. For year-to-date 2024, wholesale revenues from sales to affiliates were $103 million compared to $43 million for the corresponding period in 2023. The increases for the third quarter and year-to-date 2024 were primarily due to increases of 178.8% and 188.4%, respectively, in the volume of KWH sales due to affiliated company energy needs.
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
Fuel and Purchased Power Expenses

	Third Quarter 2024 vs. Third Quarter 2023		Year-To-Date 2024 vs. Year-To-Date 2023
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$(18)	(4.5)	$37	3.7
Purchased power – non-affiliates	7	16.7	(49)	(24.9)
Purchased power – affiliates	(32)	(40.0)	(59)	(30.6)
Total fuel and purchased power expenses	$(43)		$(71)
In the third quarter 2024, total fuel and purchased power expenses were $481 million compared to $524 million for the corresponding period in 2023. The decrease was due to a $34 million net decrease related to the average cost of fuel and purchased power and a $9 million net decrease related to the volume of KWHs generated and purchased.
For year-to-date 2024, total fuel and purchased power expenses were $1.3 billion compared to $1.4 billion for the corresponding period in 2023. The decrease was due to a $45 million net decrease related to the average cost of fuel and purchased power and a $26 million net decrease related to the volume of KWHs generated and purchased.
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

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Details of Alabama Power's generation and purchased power were as follows:

	Third Quarter 2024	Third Quarter 2023	Year-To-Date 2024	Year-To-Date 2023
Total generation (in billions of KWHs)	16	15	46	43
Total purchased power (in billions of KWHs)	2	3	5	8
Sources of generation (percent) —
Gas	41	31	37	30
Coal	32	40	33	35
Nuclear	24	26	24	27
Hydro	3	3	6	8
Cost of fuel, generated (in cents per net KWH) —
Gas	2.59	3.07	2.71	3.05
Coal	3.36	3.57	3.24	3.48
Nuclear	0.74	0.68	0.72	0.68
Average cost of fuel, generated (in cents per net KWH)	2.39	2.64	2.39	2.51
Average cost of purchased power (in cents per net KWH)(*)	4.88	4.57	5.88	4.97
(*)Average cost of purchased power includes fuel, energy, and transmission purchased by Alabama Power for tolling agreements where power is generated by the provider.
Fuel
In the third quarter 2024, fuel expense was $384 million compared to $402 million for the corresponding period in 2023. The decrease was primarily due to a 15.6% decrease in the average cost per KWH generated by natural gas, which excludes tolling agreements, and a 13.8% decrease in the volume of KWHs generated by coal, partially offset by a 37.5% increase in the volume of KWHs generated by natural gas and an 18.6% decrease in the volume of KWHs generated by hydro facilities as a result of less rainfall.
For year-to-date 2024, fuel expense was $1.1 billion compared to $1.0 billion for the corresponding period in 2023. The increase was primarily due to a 35.4% increase in the volume of KWHs generated by natural gas and an 18.4% decrease in the volume of KWHs generated by hydro facilities as a result of less rainfall, partially offset by an 11.1% decrease in the average cost per KWH generated by natural gas, which excludes tolling agreements.
Purchased Power – Non-Affiliates
In the third quarter 2024, purchased power expense from non-affiliates was $49 million compared to $42 million for the corresponding period in 2023. The increase was primarily due to an increase of 4.4% in the volume of KWHs purchased as Alabama Power and other Southern Company system units generally dispatched at a higher cost than available market resources.
For year-to-date 2024, purchased power expense from non-affiliates was $148 million compared to $197 million for the corresponding period in 2023. The decrease was primarily due to a decrease of 36.1% in the volume of KWHs purchased as a result of a PPA that ended in May 2023 and the availability of Plant Barry Unit 8 and Central Alabama Generating Station generation, partially offset by an increase of 14.1% in the average cost per KWH purchased.
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

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Purchased Power – Affiliates
In the third quarter 2024, purchased power expense from affiliates was $48 million compared to $80 million for the corresponding period in 2023. The decrease was primarily due to a decrease of 48.9% in the volume of KWHs purchased due to the availability of Plant Barry Unit 8 and Central Alabama Generating Station generation, partially offset by an increase of 16.9% in the average cost per KWH purchased.
For year-to-date 2024, purchased power expense from affiliates was $134 million compared to $193 million for the corresponding period in 2023. The decrease was primarily due to a decrease of 45.1% in the volume of KWHs purchased due to the availability of Plant Barry Unit 8 and Central Alabama Generating Station generation and a reduction in capacity-related expenses due to lower capacity needs in 2024, partially offset by an increase of 27.0% in the average cost per KWH purchased.
Energy purchases from affiliates will vary depending on demand for energy and the availability and cost of generating resources at each company within the Southern Company system. These purchases are made in accordance with the IIC or other contractual agreements, as approved by the FERC.
Other Operations and Maintenance Expenses

Third Quarter 2024 vs. Third Quarter 2023		Year-To-Date 2024 vs. Year-To-Date 2023
(change in millions)	(% change)	(change in millions)	(% change)
$82	20.0	$60	4.7
In the third quarter 2024, other operations and maintenance expenses were $493 million compared to $411 million for the corresponding period in 2023. The increase was primarily due to increases of $36 million related to an impairment loss associated with Alabama Power discontinuing the development of a multi-use commercial facility, $15 million in certain employee compensation and benefits, $14 million in generation expenses primarily associated with Rate CNP Compliance-related expenses, partially offset by a $6 million decrease in planned outages, $10 million related to the injuries and damages reserve, $6 million in customer accounts primarily associated with bad debt expense, and $3 million in transmission and distribution expenses primarily due to vegetation management. The increases were partially offset by a decrease of $4 million in technology infrastructure and application production costs.
For year-to-date 2024, other operations and maintenance expenses were $1.34 billion compared to $1.28 billion for the corresponding period in 2023. The increase was primarily due to increases of $36 million related to an impairment loss associated with Alabama Power discontinuing the development of a multi-use commercial facility, $32 million in generation expenses primarily associated with Rate CNP Compliance-related expenses, partially offset by a $12 million decrease in planned outages, $17 million in certain employee compensation and benefits, $10 million in customer accounts primarily associated with bad debt expense, and $8 million related to the injuries and damages reserve. The increases were partially offset by a decrease of $21 million in technology infrastructure and application production costs, as well as a $5 million increase in nuclear property insurance refunds.
See Note (A) to the Condensed Financial Statements under "Impairment of Long-Lived Assets" herein and Note 2 to the financial statements under "Alabama Power – Rate CNP Compliance" in Item 8 of the Form 10-K for additional information.
Depreciation and Amortization

Third Quarter 2024 vs. Third Quarter 2023		Year-To-Date 2024 vs. Year-To-Date 2023
(change in millions)	(% change)	(change in millions)	(% change)
$15	4.3	$46	4.4
In the third quarter 2024, depreciation and amortization was $366 million compared to $351 million for the corresponding period in 2023. For year-to-date 2024, depreciation and amortization was $1.1 billion compared to $1.0 billion for the corresponding period in 2023. The increases were primarily due to additional plant in service

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
related to transmission and distribution systems as well as Plant Barry Unit 8 being placed in service in November 2023. See Note 2 to the financial statements under "Alabama Power" in Item 8 of the Form 10-K for additional information.
Allowance for Equity Funds Used During Construction

Third Quarter 2024 vs. Third Quarter 2023		Year-To-Date 2024 vs. Year-To-Date 2023
(change in millions)	(% change)	(change in millions)	(% change)
$(8)	(34.8)	$(25)	(38.5)
In the third quarter 2024, allowance for equity funds used during construction was $15 million compared to $23 million for the corresponding period in 2023. For year-to-date 2024, allowance for equity funds used during construction was $40 million compared to $65 million for the corresponding period in 2023. The decreases were primarily due to Plant Barry Unit 8 being placed in service in November 2023. See Note 2 to the financial statements under "Alabama Power – Rate CNP New Plant" in Item 8 of the Form 10-K for additional information.
Interest Expense, Net of Amounts Capitalized

Third Quarter 2024 vs. Third Quarter 2023		Year-To-Date 2024 vs. Year-To-Date 2023
(change in millions)	(% change)	(change in millions)	(% change)
$9	8.7	$26	8.4
For year-to-date 2024, interest expense, net of amounts capitalized was $337 million compared to $311 million for the corresponding period in 2023. The increase was primarily associated with increases of approximately $10 million related to higher interest rates and $9 million related to higher average outstanding borrowings and a decrease of $8 million in AFUDC debt primarily due to Plant Barry Unit 8 being placed in service in November 2023.
See FINANCIAL CONDITION AND LIQUIDITY – "Sources of Capital" herein and Note 2 to the financial statements under "Alabama Power – Rate CNP New Plant" in Item 8 of the Form 10-K for additional information.
Income Taxes

Third Quarter 2024 vs. Third Quarter 2023		Year-To-Date 2024 vs. Year-To-Date 2023
(change in millions)	(% change)	(change in millions)	(% change)
$56	70.9	$219	N/M
In the third quarter 2024, income taxes were $135 million compared to $79 million for the corresponding period in 2023. For year-to-date 2024, income taxes were $322 million compared to $103 million for the corresponding period in 2023. The increases for the third quarter and year-to-date 2024 were primarily due to decreases of $58 million and $139 million, respectively, in the flowback of certain excess deferred income taxes. Also contributing to the year-to-date 2024 increase were higher pre-tax earnings. See Note 2 to the financial statements under "Alabama Power – Excess Accumulated Deferred Income Tax Accounting Order" in Item 8 of the Form 10-K and Note (G) to the Condensed Financial Statements herein for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Georgia Power
Net Income

Third Quarter 2024 vs. Third Quarter 2023		Year-To-Date 2024 vs. Year-To-Date 2023
(change in millions)	(% change)	(change in millions)	(% change)
$270	34.6	$702	45.4
Georgia Power's net income in the third quarter 2024 was $1.1 billion compared to $0.8 billion for the corresponding period in 2023. For year-to-date 2024, net income was $2.2 billion compared to $1.5 billion for the corresponding period in 2023. The increases were primarily due to higher retail revenues associated with the inclusion of Plant Vogtle Units 3 and 4 in retail rates and base tariff increases in accordance with the 2022 ARP and an after-tax charge of $120 million in the third quarter 2023 related to the construction of Plant Vogtle Units 3 and 4. Also contributing to the increase for year-to-date 2024 was warmer weather in the second quarter 2024 as compared to the corresponding period in 2023. See Note 2 to the financial statements under "Georgia Power" in Item 8 of the Form 10-K for additional information.
Retail Revenues
In the third quarter 2024, retail revenues were $3.2 billion compared to $3.0 billion for the corresponding period in 2023. For year-to-date 2024, retail revenues were $7.9 billion compared to $7.1 billion for the corresponding period in 2023. Details of the changes in retail revenues were as follows:

	Third Quarter 2024 vs. Third Quarter 2023		Year-To-Date 2024 vs. Year-To-Date 2023
	(change in millions)	(% change)	(change in millions)	(% change)
Rates and pricing	$328	11.0%	$685	9.6%
Sales growth (decline)	(17)	(0.6)	29	0.4
Weather	1	—	199	2.8
Fuel cost recovery	(123)	(4.1)	(118)	(1.7)
Retail revenues	$189	6.3%	$795	11.1%
Revenues associated with changes in rates and pricing increased in the third quarter and year-to-date 2024 when compared to the corresponding periods in 2023. The increases were primarily due to the inclusion of Plant Vogtle Units 3 and 4 in retail rates net of the elimination of the NCCR tariff, base tariff increases in accordance with the 2022 ARP, and higher contributions from commercial and industrial customers with variable demand-driven pricing. See Note (B) to the Condensed Financial Statements under "Georgia Power – Nuclear Construction – Regulatory Matters" herein and Note 2 to the financial statements under "Georgia Power" in Item 8 of the Form 10-K for additional information.
Revenues attributable to changes in sales decreased in the third quarter 2024 and increased for year-to-date 2024 when compared to the corresponding periods in 2023. Weather-adjusted residential KWH sales decreased 2.1% and 0.4% in the third quarter and year-to-date 2024, respectively, primarily due to decreased customer usage, partially offset by customer growth. Weather-adjusted commercial KWH sales increased 0.6% and 2.5% in the third quarter and year-to-date 2024, respectively, primarily due to increased customer usage, primarily driven by existing data centers, and customer growth. Weather-adjusted industrial KWH sales decreased 0.4% in the third quarter 2024 primarily due to decreases in the paper and electronics sectors, partially offset by increases in the transportation and pipeline sectors. Weather-adjusted industrial KWH sales were flat for year-to-date 2024 primarily due to increases in the transportation and pipeline sectors, offset by decreases in the paper and electronics sectors.
Fuel revenues and costs are allocated between retail and wholesale jurisdictions. Retail fuel cost recovery revenues decreased in the third quarter and year-to-date 2024 when compared to the corresponding periods in 2023 due to lower recoverable fuel costs. Electric rates include provisions to adjust billings for fluctuations in fuel costs,

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
including the energy component of purchased power costs. Under these fuel cost recovery provisions, fuel revenues generally equal fuel expenses and do not affect net income. See Note (B) to the Condensed Financial Statements herein and Note 2 to the financial statements under "Georgia Power – Fuel Cost Recovery" in Item 8 of the Form 10-K for additional information.
Wholesale Revenues

Third Quarter 2024 vs. Third Quarter 2023		Year-To-Date 2024 vs. Year-To-Date 2023
(change in millions)	(% change)	(change in millions)	(% change)
$9	13.0	$51	34.7
In the third quarter 2024, wholesale revenues were $78 million compared to $69 million for the corresponding period in 2023. For year-to-date 2024, wholesale revenues were $198 million compared to $147 million for the corresponding period in 2023. The increases for the third quarter and year-to-date 2024 were primarily due to increases of $20 million and $59 million, respectively, related to net additional capacity from wholesale capacity contracts and $28 million and $53 million, respectively, related to the volume of KWH sales associated with higher market demand, partially offset by decreases of $36 million and $57 million, respectively, related to the average cost per KWH sold due to lower Southern Company system fuel and purchased power prices.
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
Other Revenues

Third Quarter 2024 vs. Third Quarter 2023		Year-To-Date 2024 vs. Year-To-Date 2023
(change in millions)	(% change)	(change in millions)	(% change)
$37	21.5	$94	18.2
In the third quarter 2024, other revenues were $209 million compared to $172 million for the corresponding period in 2023. For year-to-date 2024, other revenues were $610 million compared to $516 million for the corresponding period in 2023. The increases for the third quarter and year-to-date 2024 were primarily due to increases of $13 million and $55 million, respectively, in unregulated sales primarily associated with power delivery construction and maintenance, energy conservation projects, renewables, and outdoor lighting, $6 million and $17 million, respectively, in regulated outdoor lighting sales, $6 million and $16 million, respectively, in transmission revenues, $8 million and $9 million, respectively, in pole attachment revenues, $4 million and $7 million, respectively, in solar program fees, and $2 million and $7 million, respectively, in customer fees, partially offset by net increases $7 million and $18 million, respectively, in realized losses associated with price stability products for retail customers on variable demand-driven pricing tariffs.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Fuel and Purchased Power Expenses

	Third Quarter 2024 vs. Third Quarter 2023		Year-To-Date 2024 vs. Year-To-Date 2023
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$(125)	(21.7)	$(111)	(8.0)
Purchased power – non-affiliates	43	32.8	69	17.4
Purchased power – affiliates	(17)	(7.7)	(12)	(2.1)
Total fuel and purchased power expenses	$(99)		$(54)
In the third quarter 2024, total fuel and purchased power expenses were $829 million compared to $928 million for the corresponding period in 2023. The decrease was due to $60 million of credits recorded to nuclear fuel expense resulting from litigation related to nuclear fuel disposal costs, a net decrease of $33 million related to the average cost of fuel and purchased power, and a decrease of $6 million related to the volume of KWHs generated and purchased.
For year-to-date 2024, total fuel and purchased power expenses were $2.3 billion compared to $2.4 billion for the corresponding period in 2023. The decrease was due to a net decrease of $75 million related to the average cost of fuel and purchased power and $60 million of credits recorded to nuclear fuel expense resulting from litigation related to nuclear fuel disposal costs, partially offset by an increase of $81 million related to the volume of KWHs generated and purchased.
See Note (C) to the Condensed Financial Statements under "Nuclear Fuel Disposal Costs" herein for additional information.
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

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Details of Georgia Power's generation and purchased power were as follows:

	Third Quarter 2024	Third Quarter 2023	Year-To-Date 2024	Year-To-Date 2023
Total generation (in billions of KWHs)(a)	18	18	50	46
Total purchased power (in billions of KWHs)	9	9	23	23
Sources of generation (percent) —
Gas	43	47	43	51
Nuclear(a)	31	26	33	27
Coal	24	25	21	19
Hydro and other	2	2	3	3
Cost of fuel, generated (in cents per net KWH) —
Gas	2.76	2.99	2.91	3.07
Nuclear(a)(b)	1.02	0.87	0.97	0.79
Coal	5.01	5.69	4.90	5.80
Average cost of fuel, generated (in cents per net KWH)(a)	2.75	3.11	2.67	2.98
Average cost of purchased power (in cents per net KWH)(c)	4.62	4.55	4.73	4.64
(a)Excludes KWHs generated from test period energy at Plant Vogtle Units 3 and 4 prior to their respective in-service dates. The related fuel costs were charged to CWIP in accordance with FERC guidance. See Note (B) to the Condensed Financial Statements under "Georgia Power – Nuclear Construction" herein for additional information on Plant Vogtle Units 3 and 4.
(b)Excludes $60 million of credits recorded in the third quarter 2024 to nuclear fuel expense resulting from litigation related to nuclear fuel disposal costs. See Note (C) to the Condensed Financial Statements under "Nuclear Fuel Disposal Costs" herein for additional information.
(c)Average cost of purchased power includes fuel purchased by Georgia Power for tolling agreements where power is generated by the provider.
Fuel
In the third quarter 2024, fuel expense was $451 million compared to $576 million for the corresponding period in 2023. The decrease was primarily due to $60 million of credits recorded to nuclear fuel expense resulting from litigation related to nuclear fuel disposal costs and decreases of 12.0% in the average cost per KWH generated by coal, 7.7% in the average cost per KWH generated by natural gas, and 4.9% in the volume of KWHs generated by natural gas, partially offset by increases of 23.8% in the volume of KWHs generated by nuclear and 17.2% in the average cost per KWH generated by nuclear.
For year-to-date 2024, fuel expense was $1.3 billion compared to $1.4 billion for the corresponding period in 2023. The decrease was primarily due to $60 million of credits recorded to nuclear fuel expense resulting from litigation related to nuclear fuel disposal costs and decreases of 15.5% in the average cost per KWH generated by coal, 7.1% in the volume of KWHs generated by natural gas, and 5.2% in the average cost per KWH generated by natural gas, partially offset by increases of 34.4% in the volume of KWHs generated by nuclear, 22.8% in the average cost per KWH generated by nuclear, and 16.5% in the volume of KWHs generated by coal.
See Note (C) to the Condensed Financial Statements under "Nuclear Fuel Disposal Costs" herein for additional information.
Purchased Power – Non-Affiliates
In the third quarter 2024, purchased power expense from non-affiliates was $174 million compared to $131 million for the corresponding period in 2023. For year-to-date 2024, purchased power expense from non-affiliates was $466 million compared to $397 million for the corresponding period in 2023. The increases for the third quarter and year-to-date 2024 were primarily due to increases of 20.3% and 22.4%, respectively, in the volume of KWHs purchased

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
as Georgia Power and other Southern Company system units generally dispatched at a higher cost than available market resources. Partially offsetting the increase for year-to-date 2024 was a decrease of 7.8% in the average cost per KWH purchased primarily due to lower natural gas prices.
Energy purchases from non-affiliates will vary depending on the market prices of wholesale energy as compared to the cost of the Southern Company system's generation, demand for energy within the Southern Company system's electric service territory, and the availability of the Southern Company system's generation.
Purchased Power – Affiliates
In the third quarter 2024, purchased power expense from affiliates was $204 million compared to $221 million for the corresponding period in 2023. For year-to-date 2024, purchased power expense from affiliates was $567 million compared to $579 million for the corresponding period in 2023. The decreases for the third quarter and year-to-date 2024 were primarily due to decreases of 9.9% and 8.0%, respectively, in the volume of KWHs purchased as Southern Company system units generally dispatched at a higher cost than available market resources, partially offset by capacity purchased through a new PPA with Mississippi Power. Also partially offsetting the decrease for year-to-date 2024 was an increase of 5.2% in the average cost per KWH purchased.
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
Other Operations and Maintenance Expenses

Third Quarter 2024 vs. Third Quarter 2023		Year-To-Date 2024 vs. Year-To-Date 2023
(change in millions)	(% change)	(change in millions)	(% change)
$101	19.7	$81	5.4
In the third quarter 2024, other operations and maintenance expenses were $613 million compared to $512 million for the corresponding period in 2023. The increase was primarily due to increases of $47 million in transmission and distribution costs primarily associated with line maintenance and billing adjustments with integrated transmission system owners, $43 million in generation expenses largely associated with non-outage maintenance costs resulting from Plant Vogtle Unit 4 being placed in service in April 2024, and $9 million in unregulated power delivery construction and maintenance contracts. Partially offsetting the increase was a decrease of $7 million in certain employee compensation and benefit expenses.
For year-to-date 2024, other operations and maintenance expenses were $1.6 billion compared to $1.5 billion for the corresponding period in 2023. The increase was primarily due to increases of $87 million in generation expenses primarily associated with non-outage maintenance costs resulting from Plant Vogtle Units 3 and 4 being placed in service in July 2023 and April 2024, respectively, $68 million in transmission and distribution costs primarily associated with line maintenance and billing adjustments with integrated transmission system owners, $25 million in unregulated power delivery construction and maintenance contracts, $18 million in customer service and sales costs, and $7 million in expenses associated with unregulated energy conservation projects. Partially offsetting the increase were an increase of $92 million in gains from sales of integrated transmission system assets and decreases of $26 million in technology infrastructure and application production costs and $15 million in certain employee compensation and benefit expenses.
See Note (B) to the Condensed Financial Statements under "Georgia Power – Transmission Asset Sales" and " – Nuclear Construction" herein for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Depreciation and Amortization

Third Quarter 2024 vs. Third Quarter 2023		Year-To-Date 2024 vs. Year-To-Date 2023
(change in millions)	(% change)	(change in millions)	(% change)
$33	7.7	$86	6.9
In the third quarter 2024, depreciation and amortization was $462 million compared to $429 million for the corresponding period in 2023. For year-to-date 2024, depreciation and amortization was $1.3 billion compared to $1.2 billion for the corresponding period in 2023. The increases for the third quarter and year-to-date 2024 were primarily due to increases of $51 million and $125 million, respectively, associated with additional plant in service, partially offset by decreases of $15 million and $45 million, respectively, in amortization of regulatory assets related to CCR AROs as approved in the 2024 compliance filing under the terms of the 2022 ARP. See Note 2 to the financial statements under "Georgia Power – Rate Plans" in Item 8 of the Form 10-K for additional information.
Taxes Other Than Income Taxes

Third Quarter 2024 vs. Third Quarter 2023		Year-To-Date 2024 vs. Year-To-Date 2023
(change in millions)	(% change)	(change in millions)	(% change)
$33	22.9	$82	20.2
In the third quarter 2024, taxes other than income taxes were $177 million compared to $144 million for the corresponding period in 2023. For year-to-date 2024, taxes other than income taxes were $488 million compared to $406 million for the corresponding period in 2023. The increases for the third quarter and year-to-date 2024 were primarily due to increases of $12 million and $38 million, respectively, in property taxes primarily resulting from an increase in the assessed value of property, decreases of $16 million and $25 million, respectively, in property taxes capitalized primarily due to Plant Vogtle Unit 4 being placed in service in April 2024, and increases of $5 million and $19 million, respectively, in municipal franchise fees resulting from higher retail revenues. See Note (B) to the Condensed Financial Statements under "Georgia Power – Nuclear Construction" herein for additional information on Plant Vogtle Unit 4.
Estimated Loss on Plant Vogtle Units 3 and 4

Third Quarter 2024 vs. Third Quarter 2023		Year-To-Date 2024 vs. Year-To-Date 2023
(change in millions)	(% change)	(change in millions)	(% change)
$(160)	N/M	$(181)	N/M
Georgia Power recorded pre-tax charges (credits) to income related to the estimated probable loss on Plant Vogtle Units 3 and 4 totaling $(21) million in the second quarter 2024 and $160 million in the third quarter 2023. These charges (credits) reflected revisions to the total project capital cost forecast for the construction and completion of Plant Vogtle Units 3 and 4. See Note (B) to the Condensed Financial Statements herein and Note 2 to the financial statements in Item 8 of the Form 10-K under "Georgia Power – Nuclear Construction" for additional information.
Allowance for Equity Funds Used During Construction

Third Quarter 2024 vs. Third Quarter 2023		Year-To-Date 2024 vs. Year-To-Date 2023
(change in millions)	(% change)	(change in millions)	(% change)
$—	—	$(13)	(10.7)
For year-to-date 2024, allowance for equity funds used during construction was $108 million compared to $121 million for the corresponding period in 2023. The decrease was primarily due to Plant Vogtle Units 3 and 4 being placed in service in July 2023 and April 2024, respectively, partially offset by an increase in capital expenditures subject to AFUDC. See Note (B) to the Condensed Financial Statements under "Georgia Power – Nuclear Construction" herein for additional information on Plant Vogtle Units 3 and 4.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Interest Expense, Net of Amounts Capitalized

Third Quarter 2024 vs. Third Quarter 2023		Year-To-Date 2024 vs. Year-To-Date 2023
(change in millions)	(% change)	(change in millions)	(% change)
$18	10.8	$71	15.0
In the third quarter 2024, interest expense, net of amounts capitalized was $184 million compared to $166 million for the corresponding period in 2023. The increase was primarily associated with a decrease of $7 million in AFUDC debt primarily related to Plant Vogtle Unit 4, an increase of $6 million related to higher average outstanding borrowings, and a decrease of $6 million in net deferred financing costs related to Plant Vogtle Unit 3.
For year-to-date 2024, interest expense, net of amounts capitalized was $543 million compared to $472 million for the corresponding period in 2023. The increase was primarily associated with increases of approximately $30 million related to higher interest rates and $29 million related to higher average outstanding borrowings and a decrease of $21 million in AFUDC debt primarily related to Plant Vogtle Units 3 and 4, partially offset by an increase of $5 million in net deferred financing costs related to Plant Vogtle Unit 3.
See Note (B) to the Condensed Financial Statements under "Georgia Power – Nuclear Construction – Regulatory Matters" and FINANCIAL CONDITION AND LIQUIDITY – "Sources of Capital" and "Financing Activities" herein for additional information.
Other Income (Expense), Net

Third Quarter 2024 vs. Third Quarter 2023		Year-To-Date 2024 vs. Year-To-Date 2023
(change in millions)	(% change)	(change in millions)	(% change)
$7	15.6	$31	24.8
In the third quarter 2024, other income (expense), net was $52 million compared to $45 million for the corresponding period in 2023. The increase was primarily due to increases of $3 million in customer charges related to contributions in aid of construction and $3 million in unrealized gains associated with price stability products for retail customers on variable demand-driven pricing tariffs.
For year-to-date 2024, other income (expense), net was $156 million compared to $125 million for the corresponding period in 2023. The increase for year-to-date 2024 was primarily due to an increase of $12 million in customer charges related to contributions in aid of construction, a $7 million charge in the second quarter 2023 under a stipulation approved by the Georgia PSC related to Georgia Power's fuel cost recovery case, and an increase of $5 million in non-service cost-related retirement benefits income. See Note 2 to the financial statements in Item 8 of the Form 10-K under "Georgia Power – Fuel Cost Recovery" for additional information.
Income Taxes

Third Quarter 2024 vs. Third Quarter 2023		Year-To-Date 2024 vs. Year-To-Date 2023
(change in millions)	(% change)	(change in millions)	(% change)
$46	23.0	$171	49.6
In the third quarter 2024, income taxes were $246 million compared to $200 million for the corresponding period in 2023. For year-to-date 2024, income taxes were $516 million compared to $345 million for the corresponding period in 2023. The increases were primarily due to higher pre-tax earnings, partially offset by increases of $23 million and $73 million in the generation of advanced nuclear PTCs in the third quarter and year-to-date 2024, respectively. The increase for year-to-date 2024 also reflects a $56 million increase in charges to a valuation allowance on certain state tax credit carryforwards, partially offset by $33 million from the recognition of certain state tax positions from amended returns. See Note (G) to the Condensed Financial Statements herein for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Mississippi Power
Net Income

Third Quarter 2024 vs. Third Quarter 2023		Year-To-Date 2024 vs. Year-To-Date 2023
(change in millions)	(% change)	(change in millions)	(% change)
$—	—	$13	7.5
Mississippi Power's net income for year-to-date 2024 was $186 million compared to $173 million for the corresponding period in 2023. The increase was primarily due to increases in affiliate wholesale capacity revenues and retail revenues largely due to certain regulatory assets that fully amortized in December 2023, partially offset by an increase in non-fuel operations and maintenance expenses.
Retail Revenues
In the third quarter 2024, retail revenues were $276 million compared to $284 million for the corresponding period in 2023. For year-to-date 2024, retail revenues were $739 million compared to $747 million for the corresponding period in 2023. Details of the changes in retail revenues were as follows:

	Third Quarter 2024 vs. Third Quarter 2023		Year-To-Date 2024 vs. Year-To-Date 2023
	(change in millions)	(% change)	(change in millions)	(% change)
Rates and pricing	$6	2.1%	$10	1.3%
Sales growth (decline)	(6)	(2.1)	3	0.4
Weather	(3)	(1.0)	3	0.4
Fuel and other cost recovery	(5)	(1.8)	(24)	(3.2)
Retail revenues	$(8)	(2.8)%	$(8)	(1.1)%
Revenues associated with changes in rates and pricing increased in the third quarter and year-to-date 2024 when compared to the corresponding periods in 2023 primarily due to certain regulatory assets that fully amortized in December 2023 and higher ECO Plan rates that became effective in June 2024.
Revenues attributable to changes in sales decreased in the third quarter and increased for year-to-date 2024 when compared to the corresponding periods in 2023. Weather-adjusted residential KWH sales decreased 7.1% and 2.2% in the third quarter and year-to-date 2024, respectively, primarily due to decreased customer usage. Weather-adjusted commercial KWH sales decreased 2.6% in the third quarter 2024 primarily due to decreased customer usage. Weather-adjusted commercial KWH sales increased 3.4% for year-to-date 2024 primarily due to increased customer usage. Industrial KWH sales increased 2.0% in the third quarter 2024 primarily due to increases in the chemicals and pipeline sectors. Industrial KWH sales decreased 0.6% for year-to-date 2024 primarily due to a decrease in the petroleum sector.
Fuel and other cost recovery revenues decreased in the third quarter and year-to-date 2024 when compared to the corresponding periods in 2023 primarily as a result of lower recoverable fuel costs. Recoverable fuel costs include fuel and purchased power expenses reduced by the fuel and emissions portion of wholesale revenues from energy sold to customers outside Mississippi Power's service territory. Electric rates include provisions to adjust billings for fluctuations in fuel costs, including the energy component of purchased power costs. Under these provisions, fuel revenues generally equal fuel expenses, including the energy component of purchased power costs, and do not affect net income. See Note 2 to the financial statements in Item 8 of the Form 10-K for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Wholesale Revenues – Non-Affiliates

Third Quarter 2024 vs. Third Quarter 2023		Year-To-Date 2024 vs. Year-To-Date 2023
(change in millions)	(% change)	(change in millions)	(% change)
$(11)	(14.3)	$(22)	(10.9)
In the third quarter 2024, wholesale revenues from sales to non-affiliates were $66 million compared to $77 million for the corresponding period in 2023. For year-to-date 2024, wholesale revenues from sales to non-affiliates were $179 million compared to $201 million for the corresponding period in 2023. The decreases for the third quarter and year-to-date 2024 were primarily due to decreases of $6 million and $9 million, respectively, associated with lower opportunity sales and decreases of $4 million and $11 million, respectively, associated with MRA customers largely due to lower recoverable fuel costs.
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
Wholesale Revenues – Affiliates

Third Quarter 2024 vs. Third Quarter 2023		Year-To-Date 2024 vs. Year-To-Date 2023
(change in millions)	(% change)	(change in millions)	(% change)
$(8)	(12.3)	$8	5.1
In the third quarter 2024, wholesale revenues from sales to affiliates were $57 million compared to $65 million for the corresponding period in 2023. The decrease was due to decreases of $19 million related to the volume of KWH sales and $5 million related to the price of energy driven by natural gas prices. These decreases were partially offset by an increase of $16 million in capacity revenues primarily associated with a new PPA with Georgia Power.
For year-to-date 2024, wholesale revenues from sales to affiliates were $166 million compared to $158 million for the corresponding period in 2023. The increase was due to an increase of $46 million in capacity revenues primarily associated with a new PPA with Georgia Power. This increase was partially offset by decreases of $30 million in capacity revenues mainly associated with Mississippi Power's lower availability of generation reserves to the Southern Company power pool and $8 million primarily related to the volume of KWH sales.
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

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Fuel and Purchased Power Expenses

	Third Quarter 2024 vs. Third Quarter 2023		Year-To-Date 2024 vs. Year-To-Date 2023
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$(39)	(24.1)	$(64)	(16.1)
Purchased power	4	57.1	11	61.1
Total fuel and purchased power expenses	$(35)		$(53)
In the third quarter 2024, total fuel and purchased power expenses were $134 million compared to $169 million for the corresponding period in 2023. The decrease was due to a $24 million net decrease associated with the volume of KWHs generated and purchased and an $11 million net decrease related to the average cost of fuel and purchased power.
For year-to-date 2024, total fuel and purchased power expenses were $363 million compared to $416 million for the corresponding period in 2023. The decrease was due to a $42 million net decrease related to the average cost of fuel and purchased power and an $11 million net decrease related to the volume of KWHs generated and purchased.
Fuel and purchased power energy transactions do not have a significant impact on earnings since energy expenses are generally offset by energy revenues through Mississippi Power's fuel cost recovery clause.
Details of Mississippi Power's generation and purchased power were as follows:

	Third Quarter 2024	Third Quarter 2023	Year-To-Date 2024	Year-To-Date 2023
Total generation (in millions of KWHs)	4,905	5,783	13,313	14,123
Total purchased power (in millions of KWHs)	232	153	633	427
Sources of generation (percent) –
Gas	89	87	91	92
Coal	11	13	9	8
Cost of fuel, generated (in cents per net KWH) –
Gas	2.25	2.52	2.37	2.72
Coal	5.39	5.49	5.31	5.64
Average cost of fuel, generated (in cents per net KWH)	2.62	2.92	2.66	2.97
Average cost of purchased power (in cents per net KWH)	4.71	4.61	4.49	4.27
Fuel
In the third quarter 2024, fuel expense was $123 million compared to $162 million for the corresponding period in 2023. The decrease was primarily due to a 26.9% decrease in the volume of KWHs generated by coal, a 13.9% decrease in the volume of KWHs generated by natural gas, a 10.7% decrease in the average cost per KWH generated by natural gas, and a 1.8% decrease in the average cost per KWH generated by coal.
For year-to-date 2024, fuel expense was $334 million compared to $398 million for the corresponding period in 2023. The decrease was primarily due to a 12.9% decrease in the average cost per KWH generated by natural gas, a 7.2% decrease in the volume of KWHs generated by natural gas, and a 5.9% decrease in the average cost per KWH generated by coal, partially offset by a 6.5% increase in the volume of KWHs generated by coal.
Purchased Power
In the third quarter 2024, purchased power expense was $11 million compared to $7 million for the corresponding period in 2023. For year-to-date 2024, purchased power expense was $29 million compared to $18 million for the corresponding period in 2023. The increases for the third quarter and year-to-date 2024 were primarily due to

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
increases of 51.4% and 48.3%, respectively, in the volume of KWHs purchased and increases of 2.2% and 5.2%, respectively, in the average cost per KWH purchased primarily due to higher natural gas prices.
Other Operations and Maintenance Expenses

Third Quarter 2024 vs. Third Quarter 2023		Year-To-Date 2024 vs. Year-To-Date 2023
(change in millions)	(% change)	(change in millions)	(% change)
$6	7.1	$3	1.2
In the third quarter 2024, other operations and maintenance expenses were $90 million compared to $84 million for the corresponding period in 2023. For year-to-date 2024, other operations and maintenance expenses were $261 million compared to $258 million for the corresponding period in 2023. The increases for the third quarter and year-to-date 2024 were primarily due to increases of $6 million in generation expenses for both periods primarily associated with planned outages and non-outage costs, respectively, and $4 million and $6 million, respectively, in certain employee compensation and benefit expenses, partially offset by decreases of $3 million and $9 million, respectively, associated with previously deferred Plant Ratcliffe expenses that fully amortized in December 2023.
Income Taxes

Third Quarter 2024 vs. Third Quarter 2023		Year-To-Date 2024 vs. Year-To-Date 2023
(change in millions)	(% change)	(change in millions)	(% change)
$4	22.2	$12	34.3
In the third quarter 2024, income taxes were $22 million compared to $18 million for the corresponding period in 2023. The increase was primarily due to a decrease of $3 million in the flowback of certain excess deferred income taxes.
For year-to-date 2024, income taxes were $47 million compared to $35 million for the corresponding period in 2023. The increase was primarily due to higher pre-tax earnings and a decrease of $6 million in the flowback of certain excess deferred income taxes.
See Note (G) to the Condensed Financial Statements herein for additional information.
Southern Power
Net Income Attributable to Southern Power

Third Quarter 2024 vs. Third Quarter 2023		Year-To-Date 2024 vs. Year-To-Date 2023
(change in millions)	(% change)	(change in millions)	(% change)
$(18)	(18.0)	$(24)	(8.3)
Net income attributable to Southern Power in the third quarter 2024 was $82 million compared to $100 million for the corresponding period in 2023. The decrease was primarily due to an arbitration award received in 2023 for losses previously incurred and increases in scheduled outage and maintenance expenses.
Net income attributable to Southern Power for year-to-date 2024 was $264 million compared to $288 million for the corresponding period in 2023. The decrease was primarily related to increases in scheduled outage and maintenance expenses, prior year receipt of an arbitration award for losses previously incurred, and a prior year gain on the sale of spare parts, partially offset by an increase in capacity revenues related to natural gas PPAs.
See Note (C) to the Condensed Financial Statements under "General Litigation Matters – Southern Power" herein for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Operating Revenues

Third Quarter 2024 vs. Third Quarter 2023		Year-To-Date 2024 vs. Year-To-Date 2023
(change in millions)	(% change)	(change in millions)	(% change)
$(53)	(8.1)	$(89)	(5.3)
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
Operating Revenues Details
Details of Southern Power's operating revenues were as follows:

	Third Quarter 2024	Third Quarter 2023	Year-To-Date 2024	Year-To-Date 2023
	(in millions)
PPA capacity revenues	$147	$134	$390	$360
PPA energy revenues	373	370	985	953
Total PPA revenues	520	504	1,375	1,313
Non-PPA revenues	71	131	191	327
Other revenues	9	18	31	46
Total operating revenues	$600	$653	$1,597	$1,686
In the third quarter 2024, total operating revenues were $600 million, reflecting a $53 million, or 8.1%, decrease from the corresponding period in 2023. The change in operating revenues was primarily due to the following:
•PPA capacity revenues increased $13 million, or 9.7%, due to a net increase in MW capacity under contract from natural gas PPAs and an increase associated with a change in rates from natural gas PPAs.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
•PPA energy revenues increased $3 million, or 0.8%, primarily due to an increase of $38 million related to the volume of KWHs sold primarily under natural gas and solar PPAs, largely offset by a decrease of $33 million driven by fuel and purchased power prices.
•Non-PPA revenues decreased $60 million, or 45.8%, due to a decrease of $50 million related to the volume of KWHs sold through short-term sales and a decrease of $10 million driven by the market price of energy.
•Other revenues decreased $9 million, or 50.0%, primarily due to a prior year receipt of an arbitration award for losses previously incurred. See Note (C) to the Condensed Financial Statements under "General Litigation Matters – Southern Power" herein for additional information.
For year-to-date 2024, total operating revenues were $1.6 billion, reflecting an $89 million, or 5.3%, decrease from the corresponding period in 2023. The change in operating revenues was primarily due to the following:
•PPA capacity revenues increased $30 million, or 8.3%, due to an increase associated with a change in rates from natural gas PPAs and a net increase in MW capacity under contract from natural gas PPAs.
•PPA energy revenues increased $32 million, or 3.4%, primarily due to an increase of $56 million related to the volume of KWHs sold primarily under natural gas and solar PPAs, partially offset by a decrease of $19 million driven by fuel and purchased power prices.
•Non-PPA revenues decreased $136 million, or 41.6%, primarily due to a decrease of $139 million related to the volume of KWHs sold through short-term sales.
•Other revenues decreased $15 million, or 32.6%, primarily due to decreases in receipts of liquidated damages associated with generation facility production guarantees and a prior year receipt of an arbitration award for losses previously incurred. See Note (C) to the Condensed Financial Statements under "General Litigation Matters – Southern Power" herein for additional information.
Fuel and Purchased Power Expenses
Details of Southern Power's generation and purchased power were as follows:

	Third Quarter 2024	Third Quarter 2023	Year-To-Date 2024	Year-To-Date 2023
	(in billions of KWHs)
Generation	12.8	12.9	34.2	36.9
Purchased power	0.5	0.8	1.7	2.4
Total generation and purchased power	13.3	13.7	35.9	39.3

Total generation and purchased power (excluding solar, wind, fuel cells, and tolling agreements)	8.3	8.5	21.5	24.7
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

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Details of Southern Power's fuel and purchased power expenses were as follows:

	Third Quarter 2024 vs. Third Quarter 2023		Year-To-Date 2024 vs. Year-To-Date 2023
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$(30)	(15.3)	$(72)	(13.7)
Purchased power	(13)	(39.4)	(27)	(31.0)
Total fuel and purchased power expenses	$(43)		$(99)
In the third quarter 2024, total fuel and purchased power expenses decreased $43 million, or 18.8%, compared to the corresponding period in 2023. Fuel expense decreased $30 million due to a decrease related to the average cost of fuel. Purchased power expense decreased $13 million primarily due to an $11 million decrease associated with the volume of KWHs purchased.
For year-to-date 2024, total fuel and purchased power expenses decreased $99 million, or 16.2%, compared to the corresponding period in 2023. Fuel expense decreased $72 million due to a $60 million decrease related to the volume of KWHs generated and a $12 million decrease associated with the average cost of fuel. Purchased power expense decreased $27 million primarily due to a $24 million decrease associated with the volume of KWHs purchased.
Other Operations and Maintenance Expenses

Third Quarter 2024 vs. Third Quarter 2023		Year-To-Date 2024 vs. Year-To-Date 2023
(change in millions)	(% change)	(change in millions)	(% change)
$22	21.2	$40	12.2
In the third quarter 2024, other operations and maintenance expenses were $126 million compared to $104 million for the corresponding period in 2023. For year-to-date 2024, other operations and maintenance expenses were $367 million compared to $327 million for the corresponding period in 2023. The increases were primarily due to an arbitration award received in 2023 related to losses previously incurred and increases in scheduled outage and generation maintenance expenses. See Note (C) to the Condensed Financial Statements under "General Litigation Matters – Southern Power" herein for additional information.
Gain on Dispositions, Net

Third Quarter 2024 vs. Third Quarter 2023		Year-To-Date 2024 vs. Year-To-Date 2023
(change in millions)	(% change)	(change in millions)	(% change)
$—	—	$(20)	(100.0)
For year-to-date 2024, gain on dispositions, net decreased by $20 million compared to the corresponding period in 2023. The decrease was primarily due to a $16 million gain on the sale of spare parts in 2023.
Net Income (Loss) Attributable to Noncontrolling Interests

Third Quarter 2024 vs. Third Quarter 2023		Year-To-Date 2024 vs. Year-To-Date 2023
(change in millions)	(% change)	(change in millions)	(% change)
$(10)	(100.0)	$(5)	(7.4)
For year-to-date 2024, net loss attributable to noncontrolling interests was $73 million compared to $68 million for the corresponding period in 2023. The increased loss was primarily due to $15 million in higher HLBV loss allocations to tax equity partners, partially offset by $10 million in higher income allocations to equity partners.

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
Net Income

Third Quarter 2024 vs. Third Quarter 2023		Year-To-Date 2024 vs. Year-To-Date 2023
(change in millions)	(% change)	(change in millions)	(% change)
$(44)	(53.7)	$80	16.8
Southern Company Gas' net income in the third quarter 2024 was $38 million compared to $82 million for the corresponding period in 2023. The decrease was primarily due to a $49 million decrease in net income at gas distribution operations.
For year-to-date 2024, net income was $555 million compared to $475 million for the corresponding period in 2023. The increase was primarily due to a $51 million increase in net income at gas distribution operations, a $13 million increase in net income at gas marketing services, and a $12 million increase in net income at all other.
Natural Gas Revenues
In the third quarter 2024, natural gas revenues, were $682 million compared to $689 million for the corresponding period in 2023. For year-to-date 2024, natural gas revenues were $3.2 billion compared to $3.4 billion for the corresponding period in 2023. Details of the changes in natural gas revenues were as follows:

	Third Quarter 2024 vs. Third Quarter 2023		Year-To-Date 2024 vs. Year-To-Date 2023
	(change in millions)	(% change)	(change in millions)	(% change)
Rate changes	$6	0.9%	$196	5.7%
Gas costs and other cost recovery	4	0.6	(335)	(9.8)
Gas marketing services	(2)	(0.3)	(15)	(0.4)
Other	(15)	(2.2)	(43)	(1.3)
Natural gas revenues	$(7)	(1.0)%	$(197)	(5.8)%
Revenues from rate changes increased for year-to-date 2024 compared to the corresponding period in 2023 primarily due to rate increases, partially offset by a change in timing of revenues at Nicor Gas. See Note 2 to the financial statements under "Southern Company Gas – Rate Proceedings" in Item 8 of the Form 10-K for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Revenues from gas costs and other cost recovery decreased for year-to-date 2024 compared to the corresponding period in 2023 primarily due to lower natural gas cost recovery associated with lower natural gas prices and lower demand associated with warmer weather. See "Cost of Natural Gas" herein for additional information.
Revenues from gas marketing services decreased for year-to-date 2024 compared to the corresponding period in 2023 primarily due to lower commodity prices.
Cost of Natural Gas

Third Quarter 2024 vs. Third Quarter 2023		Year-To-Date 2024 vs. Year-To-Date 2023
(change in millions)	(% change)	(change in millions)	(% change)
$(4)	(3.9)	$(347)	(28.9)
Excluding Atlanta Gas Light, which does not sell natural gas to end-use customers, natural gas distribution rates include provisions to adjust billings for fluctuations in natural gas costs. Therefore, gas costs recovered through natural gas revenues generally equal the amount expensed in cost of natural gas and do not affect net income from gas distribution operations. Cost of natural gas at gas distribution operations represented 77% and 81% of the total cost of natural gas in the third quarter and year-to-date 2024, respectively. See MANAGEMENT'S DISCUSSION AND ANALYSIS – RESULTS OF OPERATIONS – "Southern Company Gas – Cost of Natural Gas" in Item 7 of the Form 10-K and "Natural Gas Revenues" herein for additional information.
For year-to-date 2024, cost of natural gas was $0.9 billion compared to $1.2 billion for the corresponding period in 2023. The decrease reflects lower gas cost recovery as a result of a decrease of 22% in natural gas prices.
The following table details the volumes of natural gas sold during all periods presented:

	Third Quarter			Year-To-Date
	2024	2023	2024 vs. 2023	2024	2023	2024 vs. 2023
Gas distribution operations (mmBtu in millions)
Firm	71	71	—%	432	429	0.7%
Interruptible	22	22	—	69	70	(1.4)
Total	93	93	—%	501	499	0.4%
Gas marketing services (mmBtu in millions)
Firm:
Georgia	3	3	—%	25	21	19.0%
Illinois	—	1	(100.0)	4	5	(20.0)
Other	2	3	(33.3)	11	9	22.2
Interruptible large commercial and industrial	3	2	50.0	11	10	10.0
Total	8	9	(11.1)%	51	45	13.3%
Other Operations and Maintenance Expenses

Third Quarter 2024 vs. Third Quarter 2023		Year-To-Date 2024 vs. Year-To-Date 2023
(change in millions)	(% change)	(change in millions)	(% change)
$31	11.7	$(2)	(0.2)
In the third quarter 2024, other operations and maintenance expenses were $295 million compared to $264 million for the corresponding period in 2023. The increase was primarily due to an increase of $31 million in compensation and benefit expenses.
For year-to-date 2024, other operations and maintenance expenses were $877 million compared to $879 million for the corresponding period in 2023. The decrease was primarily due to a $30 million prior year regulatory

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
disallowance at Nicor Gas and decreases of $11 million in expenses passed through to customers primarily related to bad debt and energy efficiency programs at gas distribution operations, $6 million in service maintenance and meter sets maintenance expenses at Nicor Gas as well as general plant maintenance expenses, and $2 million in bad debt expenses. These decreases were partially offset by an increase of $55 million in compensation and benefit expenses. See Note 2 to the financial statements under "Southern Company Gas – Infrastructure Replacement Programs and Capital Projects – Nicor Gas" in Item 8 of the Form 10-K for additional information.
Depreciation and Amortization

Third Quarter 2024 vs. Third Quarter 2023		Year-To-Date 2024 vs. Year-To-Date 2023
(change in millions)	(% change)	(change in millions)	(% change)
$17	11.7	$46	10.7
In the third quarter 2024, depreciation and amortization was $162 million compared to $145 million for the corresponding period in 2023. For year-to-date 2024, depreciation and amortization was $475 million compared to $429 million for the corresponding period in 2023. The increases were primarily due to continued investments at the natural gas distribution utilities.
Taxes Other Than Income Taxes

Third Quarter 2024 vs. Third Quarter 2023		Year-To-Date 2024 vs. Year-To-Date 2023
(change in millions)	(% change)	(change in millions)	(% change)
$2	4.8	$(17)	(8.4)
For year-to-date 2024, taxes other than income taxes were $186 million compared to $203 million for the corresponding period in 2023. The decrease for year-to-date 2024 was primarily due to a decrease of $16 million in revenue taxes as a result of lower natural gas revenues at Nicor Gas.
Interest Expense, Net of Amounts Capitalized

Third Quarter 2024 vs. Third Quarter 2023		Year-To-Date 2024 vs. Year-To-Date 2023
(change in millions)	(% change)	(change in millions)	(% change)
$7	9.1	$24	10.6
In the third quarter 2024, interest expense, net of amounts capitalized was $84 million compared to $77 million for the corresponding period in 2023. For year-to-date 2024, interest expense, net of amounts capitalized was $250 million compared to $226 million for the corresponding period in 2023. The increases for the third quarter and year-to-date 2024 were primarily associated with increases of approximately $4 million and $14 million, respectively, related to higher interest rates and approximately $3 million and $10 million, respectively, related to higher outstanding debt. See FINANCIAL CONDITION AND LIQUIDITY – "Sources of Capital" and "Financing Activities" herein for additional information on borrowings.
Income Taxes

Third Quarter 2024 vs. Third Quarter 2023		Year-To-Date 2024 vs. Year-To-Date 2023
(change in millions)	(% change)	(change in millions)	(% change)
$(17)	(60.7)	$24	15.0
In the third quarter 2024, income taxes were $11 million compared to $28 million for the corresponding period in 2023. The decrease was primarily due to lower pre-tax earnings, including the change in timing of revenues at Nicor Gas.
For year-to-date 2024, income taxes were $184 million compared to $160 million for the corresponding period in 2023. The increase was primarily due to higher pre-tax earnings, including the prior year regulatory disallowance at

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Nicor Gas. See Note 2 to the financial statements under "Southern Company Gas – Infrastructure Replacement Programs and Capital Projects – Nicor Gas" in Item 8 of the Form 10-K for additional information.
Segment Information
Operating revenues, operating expenses, and net income for each segment are provided in the table below. See Note (L) to the Condensed Financial Statements under "Southern Company Gas" herein for additional information.

	2024			2023
	Operating Revenues	Operating Expenses	Net Income (Loss)	Operating Revenues	Operating Expenses	Net Income (Loss)
	(in millions)			(in millions)
Third Quarter
Gas distribution operations	$616	$533	$21	$619	$485	$70
Gas pipeline investments	8	2	24	8	2	24
Gas marketing services	53	55	(2)	56	53	2
All other	6	7	(5)	8	12	(14)
Intercompany eliminations	(1)	2	—	(2)	1	—
Consolidated	$682	$599	$38	$689	$553	$82

Year-To-Date
Gas distribution operations	$2,828	$2,104	$403	$3,002	$2,386	$352
Gas pipeline investments	24	7	77	24	7	73
Gas marketing services	358	260	72	376	292	59
All other	19	18	3	30	30	(9)
Intercompany eliminations	(9)	1	—	(15)	(5)	—
Consolidated	$3,220	$2,390	$555	$3,417	$2,710	$475
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
In the third quarter 2024, net income decreased $49 million, or 70.0%, when compared to the corresponding period in 2023, as described further below:
•Operating revenues decreased $3 million primarily due to the change in timing of revenues at Nicor Gas, partially offset by rate increases. Gas costs recovered through natural gas revenues generally equal the amount expensed in cost of natural gas.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
•Operating expenses increased $48 million primarily due to a $31 million increase in other operations and maintenance expense and an $18 million increase in depreciation resulting from additional assets placed in service.
•Interest expense, net of amounts capitalized increased $10 million primarily due to higher interest rates and higher average outstanding debt.
•Income taxes decreased $14 million primarily as a result of lower pre-tax earnings, including the change in timing of revenues at Nicor Gas.
For year-to-date 2024, net income increased $51 million, or 14.5%, when compared to the corresponding period in 2023, as described further below:
•Operating revenues decreased $174 million primarily due to lower natural gas cost over recovery, partially offset by rate increases and a change in timing of revenues at Nicor Gas. Gas costs recovered through natural gas revenues generally equal the amount expensed in cost of natural gas.
•Operating expenses decreased $282 million primarily due to a $322 million decrease in cost of natural gas as a result of lower gas prices and lower volumes sold compared to 2023 and the $30 million prior year regulatory disallowance at Nicor Gas, partially offset by higher depreciation resulting from additional assets placed in service, higher compensation and benefit expenses, and higher revenue taxes. The decrease in operating expenses also includes costs passed through directly to customers, primarily related to bad debt expenses, energy efficiency program, and revenue taxes.
•Interest expense, net of amounts capitalized increased $29 million primarily due to higher interest rates and higher average outstanding debt.
•Income taxes increased $26 million primarily as a result of higher pre-tax earnings.
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
In the third quarter 2024, net loss was $2 million compared to net income of $2 million for the corresponding period in 2023. The change was primarily due to increases in compensation and benefit expenses.
For year-to-date 2024, net income increased $13 million, or 22.0%, when compared to the corresponding period in 2023 primarily due to retail margins and a decrease in cost of natural gas, partially offset by higher income taxes.
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

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
In the third quarter 2024, net loss decreased $9 million, or 64.3%, when compared to the corresponding period in 2023 primarily due to decreases in operations and maintenance expense and interest expense.
For year-to-date 2024, net income was $3 million compared to a net loss of $9 million for the corresponding period in 2023. The change was primarily due to decreases in operations and maintenance expense.
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
Global and U.S. economic conditions continue to be affected by higher-than-expected inflation that arose from the COVID-19 pandemic and associated policy responses of governments and central banks. In response to elevated inflation levels, the U.S. Federal Reserve raised interest rates faster than any rate increase cycle in the last 40 years. The actions by the U.S. Federal Reserve have helped to slow the rate of inflation and curtail economic activity. Although target levels of inflation have yet to be achieved, the U.S. Federal Reserve has initiated rate cuts and is expected to continue policy rate reductions into 2025. The shifting economic policy variables and weakening of historic relationships among economic activity, prices, and employment have increased the uncertainty of future levels of economic activity which will directly impact future energy demand and operating costs. Weakening economic activity increases the risk of slowing or declining energy sales. See RESULTS OF OPERATIONS herein for information on energy sales in the Southern Company system's service territory during the first nine months of 2024.
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
As part of its ongoing effort to adapt to changing market conditions, Southern Company continues to evaluate and consider a wide array of potential business strategies. These strategies may include business combinations, partnerships, and acquisitions involving other utility or non-utility businesses or properties, disposition of, or the sale of interests in, certain assets or businesses, internal restructuring, or some combination thereof. Furthermore, Southern Company may engage in new business ventures that arise from competitive and regulatory changes in the utility industry. Pursuit of any of the above strategies, or any combination thereof, may significantly affect the business operations, risks, and financial condition of Southern Company. In addition, Southern Power and Southern Company Gas regularly consider and evaluate joint development arrangements as well as acquisitions and dispositions of businesses and assets as part of their business strategies. See Note 15 to the financial statements in Item 8 of the Form 10-K, Note (K) to the Condensed Financial Statements herein, and "Construction Programs" herein for additional information.
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
Environmental Laws and Regulations
Air Quality
On June 27, 2024, the U.S. Supreme Court stayed the 2015 Ozone National Ambient Air Quality Standards Good Neighbor federal implementation plan (FIP) pending the disposition of petitions for review of the FIP in the U.S. Court of Appeals for the D.C. Circuit and any petition for writ of certiorari to the U.S. Supreme Court. On September 12, 2024, the U.S. Court of Appeals for the D.C. Circuit granted the EPA's motion for partial voluntary

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
remand of the FIP to address the administrative record deficiencies preliminarily identified by the U.S. Supreme Court. While the EPA completes its supplemental review, the U.S. Court of Appeals for the D.C. Circuit will hold challenges to the FIP in abeyance.
On October 21, 2024, the U.S. Supreme Court issued an order granting review of a decision by the U.S. Court of Appeals for the Tenth Circuit transferring challenges to the EPA's disapproval of interstate transport state implementation plans to the U.S. Court of Appeals for the D.C. Circuit. On October 24, 2024, the U.S. Court of Appeals for the Eleventh Circuit placed the Alabama state implementation plan disapproval case in abeyance pending the U.S. Supreme Court's decision on the venue issue.
The ultimate impact of the FIP and associated legal matters cannot be determined at this time; however, implementation of the stayed FIP would likely result in increased compliance costs for the traditional electric operating companies.
Water Quality
On May 9, 2024, the EPA published the final rule revising the Steam Effluent Guidelines (ELG Final Rule), which establishes more stringent limits for flue gas desulfurization wastewater, bottom ash transport water, and combustion residual leachate to be met no later than December 31, 2029. The ELG Final Rule maintains the existing rule's permanent cessation of coal subcategory and the existing rule's voluntary incentive program and adds a new cessation subcategory which allows units to cease coal combustion by December 31, 2034 as opposed to meeting the new more stringent requirements. The ELG Final Rule also establishes limitations for legacy wastewater which will be effective 60 days from the date of publication. Numerous groups and states filed petitions for review challenging the rule in multiple federal circuit courts, and, on June 14, 2024, the challenges were consolidated in the U.S. Court of Appeals for the Eighth Circuit. On July 26, 2024, industry and state petitioners filed a motion to stay the rule pending judicial review, which was denied on October 10, 2024. The ultimate impact of the ELG Final Rule and associated legal matters cannot be determined at this time; however, it may result in significant compliance costs.
Coal Combustion Residuals
On May 8, 2024, the EPA published the final legacy CCR surface impoundments rule which establishes two new categories of federally regulated CCR, legacy surface impoundments and CCR management units (CCRMU). The rule requires legacy surface impoundments and CCRMUs to meet certain existing regulatory requirements, including a requirement to initiate closure within 42 months after the effective date of the final rule for legacy surface impoundments and within 54 months after the effective date of the final rule for CCRMUs. The final rule also includes an option to defer closure of previously closed units where certain criteria have been met. The final rule also includes enhanced reporting requirements. The EPA is also finalizing an alternative provision for closure by removal that will allow certifying completion of closure of a unit while conducting groundwater monitoring and corrective action during post-closure care. Numerous industry groups, electric generators, and states filed petitions for review challenging the rule in the U.S. Court of Appeals for the D.C. Circuit. On August 19, 2024, an industry petitioner filed a motion seeking to stay the legacy CCR rule pending judicial review. The ultimate impact of the final rule and associated legal matters cannot be determined at this time; however, it may result in significant compliance costs.
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
Based on compliance requirements for closure and monitoring of CCR units pursuant to state and federal CCR rules, the traditional electric operating companies have periodically updated, and expect to continue periodically updating, their related cost estimates and ARO liabilities for each CCR unit as additional information related to compliance monitoring, closure methodologies and strategies, schedules, and/or costs becomes available. Some of these updates have been, and future updates may be, material. The cost estimates for Alabama Power are based on closure-in-place for all surface impoundments. The cost estimates for Georgia Power and Mississippi Power are based on a combination of closure-in-place for some surface impoundments and closure by removal for others. Additionally, the closure designs and plans in the States of Alabama and Georgia are subject to approval by environmental regulatory agencies. Absent continued recovery of ARO costs through regulated rates, results of operations, cash flows, and financial condition for Southern Company and the traditional electric operating companies could be materially impacted.
Greenhouse Gases
On May 9, 2024, the EPA published the final GHG rules for existing fossil fuel-fired steam electric generating units and new fossil fuel-fired combustion turbines and combined cycle generation facilities, which requires GHG limits for subcategories of both new and existing units. The new rules do not include standards for existing fossil fuel-fired combustion turbines and combined cycle generation facilities, which have been deferred to a future rulemaking. Requirements for existing coal-fired units are based on technologies such as carbon capture and sequestration (CCS) and natural gas co-firing. States have 24 months after the rule's publication to submit state plans for existing units. The rule allows states to consider remaining useful life and other factors to specify alternative, unit-specific emissions limits and compliance timelines for existing units, as needed to address reliability and other concerns. Existing source compliance will begin as early as January 1, 2030, depending on the subcategory. The final rule incorporates some limited reliability mechanisms including a provision for short-term grid emergencies and a "reliability assurance mechanism" that allows for a one-time, up to one year, extension of existing coal unit retirement dates specified in an approved state plan. The standards for new combustion turbines and combined cycles include subcategories for low, intermediate, and base load operations. Compliance with new source standards begins when the unit comes online, with requirements for CCS beginning on January 1, 2032. The EPA also simultaneously repealed the Affordable Clean Energy rule. Numerous industry groups, electric generators, and states have filed petitions for review challenging the rule in the U.S. Court of Appeals for the D.C. Circuit. A total of eight stay motions were filed seeking a stay of the rule pending judicial review, which were denied by the U.S. Court of Appeals for the D.C. Circuit on July 19, 2024. On October 16, 2024, the U.S. Supreme Court denied emergency stay applications filed by numerous industry groups, electric generators, and states. The ultimate impact of the final rules and associated legal matters cannot be determined at this time; however, it may result in significant compliance costs.
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
Inflation Reduction Act
Alabama Power and Georgia Power have nuclear generating facilities that may qualify to generate and claim PTCs under the Inflation Reduction Act beginning in 2024, subject to the issuance of additional guidance by the U.S. Treasury Department and the Internal Revenue Service (IRS). The ultimate outcome of this matter cannot be determined at this time.
Additionally, the Inflation Reduction Act enacted a new 15% corporate alternative minimum tax (CAMT) on adjusted financial statement income, as defined in the law, beginning in 2023. On September 12, 2024, the U.S. Treasury Department and the IRS issued a notice of proposed regulations that would address the application of the CAMT. Southern Company is evaluating the proposed regulations and was not subject to the CAMT for the 2023 tax year based on interpretations of the early guidance. However, Southern Company believes it may be subject to the CAMT for the 2024 tax year dependent upon the final assessment of the tax treatment of Georgia Power's storm restoration costs. If applicable, the CAMT will primarily be satisfied by tax credits. As such, the CAMT could materially impact operating cash flows of certain Registrants but will not impact the Registrants' net income. Application of the CAMT is subject to the issuance of additional guidance by the U.S. Treasury Department and the IRS and the ultimate outcome of this matter cannot be determined at this time. See Note (B) to the Condensed Financial Statements under "Georgia Power – Storm Damage Recovery" herein for additional information.
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
Natural Gas Safe Harbor Method
On April 30, 2024, the IRS issued Revenue Procedure 2024-23, which gives additional implementation guidance on the natural gas safe harbor tax method of accounting for qualifying repair deductions. Southern Company and Southern Company Gas intend to submit a tax accounting method change for qualifying expenditures with the filing of the 2024 federal income tax return. The new tax method of accounting is expected to result in a material net positive cash flow in 2024 for Southern Company Gas; however, the timing of this positive cash flow could be delayed by application of the CAMT. This will not have a material impact on Southern Company. The ultimate outcome of this matter cannot be determined at this time.
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
Recently Issued Accounting Standards
In November 2023, the Financial Accounting Standards Board issued Accounting Standards Update 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), which requires entities to disclose significant segment expenses, other segment items, the title and position of the chief operating decision maker (CODM), and information related to how the CODM assesses segment performance and allocates resources, among certain other required disclosures. Additionally, current annual disclosures will be required in interim periods. The new standard is effective, on a retrospective basis, for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Registrants are currently evaluating the impact ASU 2023-07 will have on their financial statement disclosures.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
FINANCIAL CONDITION AND LIQUIDITY
Overview
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Overview" in Item 7 of the Form 10-K for additional information. The financial condition of each Registrant remained stable at September 30, 2024. The Registrants intend to continue to monitor their access to short-term and long-term capital markets as well as their bank credit arrangements to meet future capital and liquidity needs. See "Cash Requirements," "Sources of Capital," and "Financing Activities" herein for additional information.
At the end of the third quarter 2024, the market price of Southern Company's common stock was $90.18 per share (based on the closing price as reported on the NYSE) and the book value was $30.39 per share, representing a market-to-book ratio of 297%, compared to $70.12, $28.83, and 243%, respectively, at the end of 2023. Southern Company's common stock dividend for the third quarter 2024 was $0.72 per share compared to $0.70 per share in the third quarter 2023.
Cash Requirements
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Cash Requirements" in Item 7 of the Form 10-K for a description of the Registrants' significant cash requirements.
The Registrants' significant cash requirements include estimated capital expenditures associated with their construction programs and, for the traditional electric operating companies, operating cash flows related to fuel cost under recovery, as well as storm restoration costs for Georgia Power. The fuel cost under recovery balances are primarily the result of higher than forecasted prices for natural gas and purchased power. The regulatory asset balance related to storm damage is primarily the result of significant damage to Georgia Power's transmission and distribution facilities caused by Hurricane Helene during September 2024. See Note (B) to the Condensed Financial Statements herein for additional information.
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
In October 2024, Alabama Power's Board of Directors approved updates to its construction program that is currently estimated to total $2.2 billion for 2025, $2.1 billion for each of 2026, 2027, and 2028, and $2.0 billion for 2029. These amounts include capital expenditures related to nuclear fuel and LTSAs. These amounts also include estimated capital expenditures to comply with environmental laws and regulations, but do not include any potential compliance costs associated with any future regulation of CO2 emissions from fossil fuel-fired electric generating units.
See Note (B) to the Condensed Financial Statements under "Georgia Power – Integrated Resource Plans" herein for information regarding Georgia Power's 2023 IRP Update, which includes incremental cash requirements for capital expenditures through 2027 of approximately $700 million.
Southern Power's construction program includes the Millers Branch solar project. The remaining aggregate construction costs for this project are expected to be between $570 million and $700 million, including estimated capital expenditures associated with the phase three expansion of the Millers Branch solar project, which was

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
committed to subsequent to September 30, 2024. The ultimate outcome of this matter cannot be determined at this time. See Note (K) to the Condensed Financial Statements under "Southern Power" herein for additional information.
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
The Subsidiary Registrants plan to obtain the funds to meet their future capital needs from sources similar to those they used in the past, which were primarily from operating cash flows, external securities issuances, borrowings from financial institutions, and equity contributions from Southern Company. Operating cash flows provide a substantial portion of the Registrants' cash needs. Georgia Power intends to utilize a mix of senior note issuances, short-term floating rate bank loans, and commercial paper issuances to continue funding operating cash flows related to fuel cost under recovery and storm restoration costs. See Note (B) to the Condensed Financial Statements under "Georgia Power – Storm Damage Recovery" herein for additional information.
The amount, type, and timing of any financings in 2024, as well as in subsequent years, will be contingent on investment opportunities and the Registrants' capital requirements and will depend upon prevailing market conditions, regulatory approvals (for certain of the Subsidiary Registrants), and other factors. See "Cash Requirements" and "Financing Activities" herein for additional information.
Southern Power utilizes tax equity partnerships as one of its financing sources, where the tax partner takes significantly all of the federal tax benefits. These tax equity partnerships are consolidated in Southern Power's financial statements and are accounted for using HLBV methodology to allocate partnership gains and losses. During the nine months ended September 30, 2024, Southern Power's tax equity funding for existing tax equity partnerships was immaterial. See Note 1 to the financial statements under "General" in Item 8 of the Form 10-K for additional information.
By regulation, Nicor Gas is restricted, up to its retained earnings balance, in the amount it can dividend or loan to affiliates and is not permitted to make money pool loans to affiliates. At September 30, 2024, the amount of subsidiary retained earnings restricted to dividend totaled $1.6 billion. This restriction did not impact Southern Company Gas' ability to meet its cash obligations, nor does management expect such restriction to materially impact Southern Company Gas' ability to meet its currently anticipated cash obligations.
Certain Registrants' current liabilities frequently exceed their current assets because of long-term debt maturities and the periodic use of short-term debt as a funding source, as well as significant seasonal fluctuations in cash needs. The Registrants generally plan to refinance long-term debt as it matures. The following table shows the amount by which current liabilities exceeded current assets at September 30, 2024 for the applicable Registrants:

At September 30, 2024	Southern Company	Georgia Power	Mississippi Power	Southern Company Gas
	(in millions)
Current liabilities in excess of current assets	$1,125	$1,540	$32	$80
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
Bank Credit Arrangements
At September 30, 2024, unused committed credit arrangements with banks were as follows:

At September 30, 2024	Southern Company parent	Alabama Power	Georgia Power	Mississippi Power	Southern Power(a)	Southern Company Gas(b)	SEGCO	Southern Company
	(in millions)
Unused committed credit	$1,998	$1,350	$2,026	$275	$600	$1,598	$30	$7,877
(a)At September 30, 2024, Southern Power also had two continuing letters of credit facilities for standby letters of credit, of which $21 million was unused. Southern Power's subsidiaries are not parties to its bank credit arrangements or letter of credit facilities.
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
A portion of the unused credit with banks is allocated to provide liquidity support to certain revenue bonds of the traditional electric operating companies and the commercial paper programs of the Registrants, Nicor Gas, and SEGCO. At September 30, 2024, outstanding variable rate demand revenue bonds of the traditional electric operating companies with allocated liquidity support totaled approximately $1.7 billion (comprised of approximately $796 million at Alabama Power, $819 million at Georgia Power, and $69 million at Mississippi Power). In addition, at September 30, 2024, Alabama Power and Georgia Power had approximately $207 million and $157 million, respectively, of fixed rate revenue bonds outstanding that are required to be remarketed within the next 12 months. Alabama Power's $207 million of fixed rate revenue bonds are classified as securities due within one year on its balance sheets as they are not covered by long-term committed credit. All other variable rate demand revenue bonds and fixed rate revenue bonds required to be remarketed within the next 12 months are classified as long-term debt on the balance sheets as a result of available long-term committed credit.
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

	Short-term Debt at September 30, 2024		Short-term Debt During the Period(*)
	Amount Outstanding	Weighted Average Interest Rate	Average Amount Outstanding	Weighted Average Interest Rate	Maximum Amount Outstanding
	(in millions)		(in millions)		(in millions)
Southern Company	$722	5.4%	$1,180	5.7%	$1,852
Alabama Power	—	—	21	5.9	130
Georgia Power	235	5.9	376	6.1	720
Mississippi Power	50	5.0	50	5.5	102
Southern Power	62	5.1	142	5.5	226
Southern Company Gas:
Southern Company Gas Capital	$—	—%	$125	5.5%	$215
Nicor Gas	63	5.0	69	5.4	174
Southern Company Gas Total	$63	5.0%	$194	5.5%
(*)Average and maximum amounts are based upon daily balances during the three-month period ended September 30, 2024.
Analysis of Cash Flows
Net cash flows provided from (used for) operating, investing, and financing activities for the nine months ended September 30, 2024 and 2023 are presented in the following table:

Net cash provided from (used for):	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Nine Months Ended September 30, 2024
Operating activities	$7,615	$1,983	$3,681	$265	$607	$1,407
Investing activities	(6,678)	(1,460)	(3,487)	(272)	(199)	(1,196)
Financing activities	(803)	(456)	(205)	17	(357)	(201)

Nine Months Ended September 30, 2023
Operating activities	$5,740	$1,522	$1,969	$260	$799	$1,644
Investing activities	(6,721)	(1,546)	(3,376)	(280)	(224)	(1,226)
Financing activities	834	66	1,183	(12)	(451)	(102)
Fluctuations in cash flows from financing activities vary from year to year based on capital needs and the maturity or redemption of securities.
Southern Company
Net cash provided from operating activities increased $1.9 billion for the nine months ended September 30, 2024 as compared to the corresponding period in 2023 primarily due to the timing of vendor payments, increased retail fuel cost recovery primarily at Georgia Power, and the timing of fossil fuel stock purchases, partially offset by the timing of customer receivable collections and decreased natural gas cost recovery at the natural gas distribution utilities.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
The net cash used for investing activities for the nine months ended September 30, 2024 was primarily related to the Subsidiary Registrants' construction programs.
The net cash used for financing activities for the nine months ended September 30, 2024 was primarily related to common stock dividend payments, a reduction in commercial paper borrowings, and a net decrease in short-term borrowings, partially offset by net issuances of long-term debt.
Alabama Power
Net cash provided from operating activities increased $461 million for the nine months ended September 30, 2024 as compared to the corresponding period in 2023 primarily due to an increase in retail revenues associated with customer bill credits in 2023, the timing of fossil fuel stock purchases, and the timing of vendor payments, partially offset by a decrease in fuel cost recovery.
The net cash used for investing activities for the nine months ended September 30, 2024 was primarily related to gross property additions.
The net cash used for financing activities for the nine months ended September 30, 2024 was primarily related to common stock dividend payments, partially offset by capital contributions from Southern Company.
Georgia Power
Net cash provided from operating activities increased $1.7 billion for the nine months ended September 30, 2024 as compared to the corresponding period in 2023 primarily due to increased fuel cost recovery, the timing of vendor payments, and timing of fossil fuel stock purchases, partially offset by the timing of customer receivable collections.
The net cash used for investing activities for the nine months ended September 30, 2024 was primarily related to gross property additions.
The net cash used for financing activities for the nine months ended September 30, 2024 was primarily related to common stock dividend payments, a net decrease in short-term borrowings, and a reduction in commercial paper borrowings, partially offset by capital contributions from Southern Company and net issuances of senior notes.
Mississippi Power
Net cash provided from operating activities increased $5 million for the nine months ended September 30, 2024 as compared to the corresponding period in 2023 primarily due to the timing of vendor payments and retail fuel cost recovery, partially offset by the timing of customer receivable collections.
The net cash used for investing activities for the nine months ended September 30, 2024 was primarily related to gross property additions.
The net cash provided from financing activities for the nine months ended September 30, 2024 was primarily related to capital contributions from Southern Company, net issuances of senior notes, and an increase in commercial paper borrowings, partially offset by common stock dividend payments.
Southern Power
Net cash provided from operating activities decreased $192 million for the nine months ended September 30, 2024 as compared to the corresponding period in 2023 primarily due to the timing of customer receivable collections and the utilization of federal tax credit carryforwards, partially offset by the timing of vendor payments.
The net cash used for investing activities for the nine months ended September 30, 2024 was primarily related to ongoing construction activities. See Note (K) to the Condensed Financial Statements under "Southern Power" herein for additional information.
The net cash used for financing activities for the nine months ended September 30, 2024 was primarily related to common stock dividend payments, net distributions to noncontrolling interests, and a reduction in commercial paper borrowings.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Southern Company Gas
Net cash provided from operating activities decreased $237 million for the nine months ended September 30, 2024 as compared to the corresponding period in 2023 primarily due to lower customer receivable collections and natural gas cost recovery, partially offset by the timing of vendor payments.
The net cash used for investing activities for the nine months ended September 30, 2024 was primarily related to construction of transportation and distribution assets recovered through base rates.
The net cash used for financing activities for the nine months ended September 30, 2024 was primarily related to common stock dividend payments and a decrease in commercial paper borrowings, partially offset by the issuance of senior notes and first mortgage bonds.
Significant Balance Sheet Changes
Southern Company
Significant balance sheet changes for the nine months ended September 30, 2024 included:
•an increase of $3.2 billion in long-term debt (including securities due within one year) primarily related to net issuances of senior notes, partially offset by the maturity of junior subordinated notes;
•an increase of $3.1 billion in total property, plant, and equipment primarily related to the Subsidiary Registrants' construction programs;
•an increase of $1.7 billion in total stockholders' equity primarily related to net income, partially offset by common stock dividend payments;
•a decrease of $1.6 billion in notes payable primarily due to a reduction in commercial paper borrowings;
•an increase of $1.3 billion in other regulatory assets, deferred primarily related to storm restoration costs at Georgia Power;
•an increase of $1.1 billion in accounts payable primarily related to the timing of vendor payments and storm restoration costs at Georgia Power;
•an increase of $0.7 billion in accumulated deferred income taxes primarily related to property-related and storm damage timing differences; and
•a decrease of $0.6 billion in deferred under recovered fuel clause revenues primarily due to increased fuel cost recovery at Georgia Power.
See "Financing Activities" herein, Notes (A) and (B) to the Condensed Financial Statements under "Storm Damage Reserves" and "Georgia Power – Storm Damage Recovery," respectively, herein, and Note 2 to the financial statements under "Georgia Power – Fuel Cost Recovery" in Item 8 of the Form 10-K for additional information.
Alabama Power
Significant balance sheet changes for the nine months ended September 30, 2024 included:
•an increase of $802 million in common stockholder's equity primarily due to net income and capital contributions from Southern Company, partially offset by dividends paid to Southern Company;
•an increase of $331 million in total property, plant, and equipment primarily related to the construction of transmission and distribution facilities;
•a decrease of $257 million in other accounts payable primarily due to the timing of vendor payments;
•a decrease of $236 million in under recovered retail fuel clause revenues primarily resulting from increased recovery of deferred fuel expense; and
•an increase of $228 million in accrued taxes primarily due to the timing of property tax and income tax payments.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Georgia Power
Significant balance sheet changes for the nine months ended September 30, 2024 included:
•an increase of $2.3 billion in common stockholder's equity primarily due to net income and capital contributions from Southern Company, partially offset by dividends paid to Southern Company;
•an increase of $2.1 billion in total property, plant, and equipment primarily related to the construction of generation, transmission, and distribution facilities, including costs associated with Plant Vogtle Units 3 and 4;
•increases of $1.4 billion and $1.3 billion in other accounts payable and other regulatory assets, deferred, respectively, primarily related to storm restoration costs;
•a decrease of $1.1 billion in notes payable primarily due to net repayments of short-term bank debt;
•an increase of $963 million in long-term debt (including securities due within one year) primarily due to net issuances of senior notes;
•a decrease of $590 million in under recovered retail fuel clause revenues primarily resulting from increased recovery of deferred fuel expense as ordered in Georgia Power's 2023 fuel cost recovery case; and
•an increase of $396 million in accumulated deferred income taxes primarily related to storm damage timing differences.
See "Financing Activities – Georgia Power" herein, Note (B) to the Condensed Financial Statements under "Georgia Power – Storm Damage Recovery" and " – Nuclear Construction" herein, and Note 2 to the financial statements under "Georgia Power – Fuel Cost Recovery" in Item 8 of the Form 10-K for additional information.
Mississippi Power
Significant balance sheet changes for the nine months ended September 30, 2024 included:
•an increase of $128 million in total property, plant, and equipment primarily related to the construction of transmission and distribution facilities;
•an increase of $112 million in common stockholder's equity related to net income and capital contributions from Southern Company, partially offset by dividends paid to Southern Company;
•an increase of $50 million in notes payable primarily due to an increase in commercial paper borrowings; and
•an increase of $49 million in long-term debt (including securities due within one year) primarily due to net issuances of senior notes.
See "Financing Activities – Mississippi Power" herein for additional information.
Southern Power
Significant balance sheet changes for the nine months ended September 30, 2024 included:
•a decrease of $160 million in total property, plant, and equipment due to the continued depreciation of assets, partially offset by the continued construction of the Millers Branch solar facility;
•an increase of $105 million in accumulated deferred income tax liabilities primarily related to the expected utilization of federal tax credits in 2024;
•a decrease of $96 million in total stockholders' equity primarily due to dividends paid to Southern Company and net distributions to noncontrolling interests, partially offset by net income;
•a decrease of $76 million in notes payable due to a decrease in commercial paper borrowings; and
•an increase of $55 million in cash and cash equivalents, as discussed further under "Analysis of Cash Flows – Southern Power" herein.
See Note (K) to the Condensed Financial Statements herein for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Southern Company Gas
Significant balance sheet changes for the nine months ended September 30, 2024 included:
•an increase of $741 million in total property, plant, and equipment primarily related to the construction of transportation and distribution assets;
•an increase of $604 million in long-term debt (including securities due within one year) primarily due to the issuance of senior notes and first mortgage bonds;
•a decrease of $381 million in total accounts receivable primarily relating to decreases of $190 million in customer accounts receivable and $198 million in unbilled revenues as a result of seasonality;
•a decrease of $352 million in notes payable due to a reduction in commercial paper borrowings, primarily as a result of issuances of long-term debt;
•an increase of $190 million in accumulated deferred income tax liabilities primarily due to property-related timing differences; and
•an increase of $125 million in common stockholder's equity primarily related to net income, partially offset by dividends paid to Southern Company.
See "Financing Activities – Southern Company Gas" herein for additional information.
Financing Activities
The following table outlines long-term debt financing activities for the first nine months of 2024:

	Issuances and Reofferings		Maturities and Redemptions
Company	Senior Notes	Other Long- Term Debt	Senior Notes	Revenue Bonds	Other Long- Term Debt(a)
	(in millions)
Southern Company parent	$3,050	$—	$600	$—	$863
Alabama Power	—	6	—	21	2
Georgia Power	1,400	—	400	—	82
Mississippi Power	250	—	200	—	1
Southern Company Gas	450	165	—	—	—
Other(b)	—	—	—	—	13
Elimination(c)	—	—	—	—	(15)
Southern Company	$5,150	$171	$1,200	$21	$946
(a)Includes reductions in finance lease obligations resulting from cash payments under finance leases and, for Georgia Power, principal amortization payments totaling $64 million for FFB borrowings. See Note 8 to the financial statements under "Long-term Debt – DOE Loan Guarantee Borrowings" in Item 8 of the Form 10-K for additional information.
(b)Includes repayment by SEGCO of $10 million of its $100 million principal amount long-term bank loan due November 15, 2024, which is guaranteed by Alabama Power. Subsequent to September 30, 2024, the maturity date was extended to November 15, 2025. See Note 3 to the financial statements under "Guarantees" in Item 8 of the Form 10-K for additional information.
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

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Southern Company
During the first nine months of 2024, Southern Company issued approximately 4.8 million shares of common stock primarily through employee equity compensation plans.
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
In August 2024, Southern Company repaid at maturity approximately $863 million aggregate principal amount of its Series 2019A Remarketable Junior Subordinated Notes.
In September 2024, Southern Company issued $750 million aggregate principal amount of Series 2024B 4.85% Senior Notes due March 15, 2035.
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
Subsequent to September 30, 2024, a subsidiary of Alabama Power repaid $22 million of a $39 million long-term floating rate bank loan entered into in December 2022 with a maturity date of December 12, 2029. This repayment represents all of the outstanding balance of the loan.
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
In July 2024, Georgia Power repaid $210 million of a $420 million short-term floating rate bank loan due November 2024. In August 2024, Georgia Power repaid the remaining $210 million outstanding.
In September 2024, Georgia Power repaid at maturity $400 million aggregate principal amount of its Series 2019A 2.20% Senior Notes.

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
Also in June 2024, Mississippi Power repaid at maturity $200 million aggregate principal amount of its Series 2021A Floating Rate Senior Notes.
Southern Company Gas
During the first nine months of 2024, Southern Company Gas received cash advances totaling $9 million under a long-term financing agreement related to a construction contract.
In September 2024, Nicor Gas issued in a private placement $25 million aggregate principal amount of 4.78% Series First Mortgage Bonds due September 15, 2031, $100 million aggregate principal amount of 5.00% Series First Mortgage Bonds due September 15, 2034, and $31 million aggregate principal amount of 5.58% Series First Mortgage Bonds due September 15, 2059. Pursuant to the same agreement, Nicor Gas agreed to issue in a private placement in December 2024 $50 million aggregate principal amount of 4.63% Series First Mortgage Bonds due December 15, 2029 and $69 million aggregate principal amount of 5.66% Series First Mortgage Bonds due December 15, 2064.
In September 2024, Southern Company Gas Capital issued $450 million aggregate principal amount of Series 2024A 4.95% Senior Notes due September 15, 2034, guaranteed by Southern Company Gas.
Credit Rating Risk
At September 30, 2024, the Registrants did not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade.
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
The maximum potential collateral requirements under these contracts at September 30, 2024 were as follows:

Credit Ratings	Southern Company(*)	Alabama Power	Georgia Power	Mississippi Power	Southern Power(*)	Southern Company Gas
	(in millions)
At BBB and/or Baa2	$36	$1	$—	$—	$35	$—
At BBB- and/or Baa3	443	2	60	1	381	—
At BB+ and/or Ba1 or below	1,915	382	767	294	1,273	13
(*)Southern Power has PPAs that could require collateral, but not accelerated payment, in the event of a downgrade of Southern Power's credit. The PPAs require credit assurances without stating a specific credit rating. The amount of collateral required would depend upon actual losses resulting from a credit downgrade. Southern Power had $106 million of cash collateral posted related to PPA requirements at September 30, 2024.
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
On August 20, 2024, Fitch upgraded the senior unsecured long-term debt ratings of Georgia Power and Mississippi Power to A from A-.
On September 26, 2024, Moody's upgraded the senior unsecured long-term debt rating of Southern Company to Baa1 from Baa2 and of Georgia Power to A3 from Baa1. Moody's also revised the ratings outlook for Southern Company to stable from positive.

    Table of Contents                                Index to Financial Statements
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
During the nine months ended September 30, 2024, there were no material changes to Southern Company's, Alabama Power's, Georgia Power's, Mississippi Power's, Southern Power's, or Southern Company Gas' disclosures about market risk. For an in-depth discussion of each Registrant's market risks, see MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Market Price Risk" in Item 7 of the Form 10-K and Note 1 to the financial statements under "Financial Instruments" and Notes 13 and 14 to the financial statements in Item 8 of the Form 10-K, as well as Notes (I) and (J) to the Condensed Financial Statements herein.
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
There have been no changes in Southern Company's, Alabama Power's, Georgia Power's, Mississippi Power's, Southern Power's, or Southern Company Gas' internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the third quarter 2024 that have materially affected or are reasonably likely to materially affect Southern Company's, Alabama Power's, Georgia Power's, Mississippi Power's, Southern Power's, or Southern Company Gas' internal control over financial reporting.

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
Item 5. Other Information.
The following table reports information regarding the adoption of "Rule 10b5-1 trading arrangements" or "non-Rule 10b5-1 trading arrangements," as defined in Item 408(a) of Regulation S-K, during the three months ended September 30, 2024 for Southern Company's directors and "officers," as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended. There were no modifications or terminations of such trading arrangements during the three months ended September 30, 2024. Unless otherwise indicated, each trading arrangement listed below is a "Rule 10b5-1 trading arrangement," provides for the sale of shares of Southern Company's common stock, commences no earlier than the expiration of the cooling-off period required by Rule 10b5-1(c)(1)(ii)(B)(1) under the Securities Exchange Act of 1934, as amended, and terminates upon the earlier of the "Expiration Date" listed below or the completion of all sales. The Subsidiary Registrants had no reportable trading arrangements for the three months ended September 30, 2024.

Name	Title	Date of Adoption	Expiration Date	Aggregate Number of Shares Covered
Martin B. Davis	Executive Vice President	August 6, 2024	December 31, 2025	8,000(1)
J. Jeffrey Peoples	Chairman, President, and Chief Executive Officer of Alabama Power	September 5, 2024	December 31, 2025	15,625(2)
Christopher C. Womack	Chairman, President, and Chief Executive Officer	September 5, 2024	December 31, 2025	40,000
(1)The maximum number of shares that may be sold for Mr. Davis is the lesser of 8,000 and the number of shares that generates $400,000 in net proceeds.
(2)The maximum number of shares that may be sold for Mr. Peoples is the lesser of 15,625 and the number of shares that generates $1,250,000 in net proceeds.
Item 6. Exhibits.
The exhibits below with an asterisk (*) preceding the exhibit number are filed herewith. The remaining exhibits have previously been filed with the SEC and are incorporated herein by reference. The exhibits marked with a pound sign (#) are management contracts or compensatory plans or arrangements.

(4) Instruments Describing Rights of Security Holders, Including Indentures

Southern Company

(a)
Thirty-Third Supplemental Indenture to Senior Note Indenture dated as of September 9, 2024, providing for the issuance of the Series 2024B 4.85% Senior Notes due March 15, 2035. (Designated in Form 8-K dated September 4, 2024, File No. 1-3526 as Exhibit 4.2.)

Southern Company Gas

    Table of Contents                                Index to Financial Statements

	(f)1		Southern Company Gas Capital Corporation's Series 2024A 4.95% Senior Notes due September 15, 2034, Form of Note. (Designated in Form 8-K dated September 3, 2024. File No. 1-14174 as Exhibit 4.1.)

(f)2
Southern Company Gas' Guarantee related to the Series 2024A 4.95% Senior Notes due September 15, 2034, Form of Guarantee. (Designated in Form 8-K dated September 3, 2024. File No. 1-14174 as Exhibit 4.3.)

*	(f)3		Supplemental Indenture dated as of August 13, 2024 of Northern Illinois Gas Company to U.S. Bank Trust Company, National Association, under Indenture dated as of January 1, 1954.

(24) Power of Attorney and Resolutions

Southern Company

	(a)	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2023, File No. 1-3526 as Exhibit 24(a)1.)

Alabama Power

	(b)	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2023, File No. 1-3164 as Exhibit 24(b)1.)

Georgia Power

	(c)	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2023, File No. 1-6468 as Exhibit 24(c)1.)

Mississippi Power

	(d)	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2023, File No. 001-11229 as Exhibit 24(d)1.)

Southern Power

	(e)	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2023, File No. 001-37803 as Exhibit 24(e)1.)

Southern Company Gas

	(f)	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2023, File No. 1-14174 as Exhibit 24(f)1.)

(31) Section 302 Certifications

Southern Company

*	(a)1	-	Certificate of Southern Company's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(a)2	-	Certificate of Southern Company's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Alabama Power

*	(b)1	-	Certificate of Alabama Power's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(b)2	-	Certificate of Alabama Power's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Georgia Power

*	(c)1	-	Certificate of Georgia Power's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(c)2	-	Certificate of Georgia Power's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

    Table of Contents                                Index to Financial Statements

Mississippi Power

*	(d)1	-	Certificate of Mississippi Power's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(d)2	-	Certificate of Mississippi Power's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Southern Power

*	(e)1	-	Certificate of Southern Power Company's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(e)2	-	Certificate of Southern Power Company's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Southern Company Gas

*	(f)1	-	Certificate of Southern Company Gas' Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(f)2	-	Certificate of Southern Company Gas' Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(32) Section 906 Certifications

Southern Company

*	(a)	-	Certificate of Southern Company's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Alabama Power

*	(b)	-	Certificate of Alabama Power's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Georgia Power

*	(c)	-	Certificate of Georgia Power's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Mississippi Power

*	(d)	-	Certificate of Mississippi Power's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Southern Power

*	(e)	-	Certificate of Southern Power Company's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Southern Company Gas

*	(f)	-	Certificate of Southern Company Gas' Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

(101) Interactive Data Files

*	INS	-	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
*	SCH	-	Inline XBRL Taxonomy Extension Schema Document
*	CAL	-	Inline XBRL Taxonomy Calculation Linkbase Document
*	DEF	-	Inline XBRL Definition Linkbase Document
*	LAB	-	Inline XBRL Taxonomy Label Linkbase Document
*	PRE	-	Inline XBRL Taxonomy Presentation Linkbase Document

(104) Cover Page Interactive Data File
*			Formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.

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
Date: October 30, 2024

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
Date: October 30, 2024

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
Date: October 30, 2024

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
Date: October 30, 2024

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
Date: October 30, 2024

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
Date: October 30, 2024