Form 10-K
period 2024-12-31
SOUTHERN CO; GEORGIA POWER CO; SOUTHERN POWER CO; SOUTHERN CO GAS; ALABAMA POWER CO; MISSISSIPPI POWER CO
filed 2025-02-20
CIK 92122, 41091, 1160661, 1004155, 3153, 66904

    Table of Contents                                Index to Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2024
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
(A Georgia Corporation)
Ten Peachtree Place, N.E.
Atlanta, Georgia 30309
(404) 584-4000

    Table of Contents                                Index to Financial Statements
Securities registered pursuant to Section 12(b) of the Act:

Registrant	Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
The Southern Company	Common Stock, par value $5 per share	SO	New York Stock Exchange
(NYSE)
The Southern Company	Series 2017B 5.25% Junior Subordinated Notes due 2077	SOJC	NYSE
The Southern Company	Series 2020A 4.95% Junior Subordinated Notes due 2080	SOJD	NYSE
The Southern Company	Series 2020C 4.20% Junior Subordinated Notes due 2060	SOJE	NYSE
The Southern Company	Series 2021B 1.875% Fixed-to-Fixed Reset Rate Junior Subordinated Notes due 2081	SO 81	NYSE
The Southern Company	Series 2025A 6.50% Junior Subordinated Notes due 2085	SOJF	NYSE
Georgia Power Company	Series 2017A 5.00% Junior Subordinated Notes due 2077	GPJA	NYSE
Southern Power Company	Series 2016B 1.850% Senior Notes due 2026	SO/26A	NYSE

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Registrant	Yes	No
The Southern Company	X
Alabama Power Company	X
Georgia Power Company	X
Mississippi Power Company		X
Southern Power Company		X
Southern Company Gas	X
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
Aggregate market value of The Southern Company's common stock held by non-affiliates of The Southern Company at June 30, 2024: $84.9 billion. All of the common stock of the other registrants is held by The Southern Company. A description of each registrant's common stock follows:

Registrant	Description of Common Stock	Shares Outstanding at January 31, 2025
The Southern Company	Par Value $5 Per Share	1,096,802,197
Alabama Power Company	Par Value $40 Per Share	30,537,500
Georgia Power Company	Without Par Value	9,261,500
Mississippi Power Company	Without Par Value	1,121,000
Southern Power Company	Par Value $0.01 Per Share	1,000
Southern Company Gas	Par Value $0.01 Per Share	100
Documents incorporated by reference: specified portions of The Southern Company's Definitive Proxy Statement on Schedule 14A relating to the 2025 Annual Meeting of Stockholders are incorporated by reference into PART III.
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

    Table of Contents                                Index to Financial Statements
i

    Table of Contents                                Index to Financial Statements
DEFINITIONS
When used in this Form 10-K, the following terms will have the meanings indicated.

Term	Meaning
ARP	Georgia Power's Alternate Rate Plans approved by the Georgia PSC; 2019 ARP for the years 2020 through 2022 and 2022 ARP for the years 2023 through 2025
AFUDC	Allowance for funds used during construction
AGL Services Company	AGL Services Company, Inc., the Southern Company Gas system service company and a wholly-owned subsidiary of Southern Company Gas
Alabama Power	Alabama Power Company
AMEA	Alabama Municipal Electric Authority
Amended and Restated Loan Guarantee Agreement
Loan guarantee agreement entered into by Georgia Power with the DOE in 2014, as amended and restated in 2019, under which the proceeds of borrowings were used to reimburse Georgia Power for Eligible Project Costs incurred in connection with its construction of Plant Vogtle Units 3 and 4

AOCI	Accumulated other comprehensive income
ARO	Asset retirement obligation
ASU	Accounting Standards Update
Atlanta Gas Light	Atlanta Gas Light Company, a wholly-owned subsidiary of Southern Company Gas
Bcf	Billion cubic feet
Bechtel	Bechtel Power Corporation
Bechtel Agreement	The 2017 construction completion agreement between the Vogtle Owners and Bechtel
CAMT	Corporate alternative minimum tax
CCN	Certificate of convenience and necessity
CCR	Coal combustion residuals
CCR Rule	Disposal of Coal Combustion Residuals from Electric Utilities final rule published by the EPA in 2015
Chattanooga Gas	Chattanooga Gas Company, a wholly-owned subsidiary of Southern Company Gas
Clean Air Act	Clean Air Act Amendments of 1990
CO2	Carbon dioxide
COD	Commercial operation date
CODM	Chief operating decision maker
Cooperative Energy	Electric generation and transmission cooperative in Mississippi
COVID-19	The novel coronavirus disease declared a pandemic by the World Health Organization and the Centers for Disease Control and Prevention in March 2020
CPCN	Certificate of public convenience and necessity
CWIP	Construction work in progress
Dalton	City of Dalton, Georgia, an incorporated municipality in the state of Georgia, acting by and through its Board of Water, Light, and Sinking Fund Commissioners
Dalton Pipeline	A pipeline facility in Georgia in which Southern Company Gas has a 50% undivided ownership interest
DOE	U.S. Department of Energy
ECCR	Georgia Power's Environmental Compliance Cost Recovery tariff
ECO Plan	Mississippi Power's environmental compliance overview plan
ELG	Effluent limitations guidelines
Eligible Project Costs	Certain costs of construction relating to Plant Vogtle Units 3 and 4 that are eligible for financing under the loan guarantee program established under Title XVII of the Energy Policy Act of 2005
EMC	Electric membership corporation
EPA	U.S. Environmental Protection Agency
EPC Contractor	Westinghouse and its affiliate, WECTEC Global Project Services Inc.; the former engineering, procurement, and construction contractor for Plant Vogtle Units 3 and 4
FASB	Financial Accounting Standards Board
FCC	Federal Communications Commission

    Table of Contents                                Index to Financial Statements
DEFINITIONS
(continued)

Term	Meaning
FERC	Federal Energy Regulatory Commission
FFB	Federal Financing Bank
FFB Credit Facilities	Note purchase agreements among the DOE, Georgia Power, and the FFB and related promissory notes which provide for two multi-advance term loan facilities
Fitch	Fitch Ratings, Inc.
FP&L	Florida Power and Light Company
GAAP	U.S. generally accepted accounting principles
Georgia Power	Georgia Power Company
GHG	Greenhouse gas
GRAM	Atlanta Gas Light's Georgia Rate Adjustment Mechanism
Guarantee Settlement Agreement	The 2017 settlement agreement between the Vogtle Owners and Toshiba related to certain payment obligations of the EPC Contractor guaranteed by Toshiba
Gulf Power	Gulf Power Company, until January 1, 2019 a wholly-owned subsidiary of Southern Company; effective January 1, 2021, Gulf Power Company merged with and into FP&L, with FP&L remaining as the surviving company
Heating Degree Days	A measure of weather, calculated when the average daily temperatures are less than 65 degrees Fahrenheit
Heating Season	The period from November through March when Southern Company Gas' natural gas usage and operating revenues are generally higher
HLBV	Hypothetical liquidation at book value
IBEW	International Brotherhood of Electrical Workers
IGCC	Integrated coal gasification combined cycle, the technology originally approved for Mississippi Power's Kemper County energy facility
IIC	Intercompany Interchange Contract
Illinois Commission	Illinois Commerce Commission
Internal Revenue Code	Internal Revenue Code of 1986, as amended
IPP	Independent power producer
IRA	Inflation Reduction Act of 2022
IRP	Integrated resource plan
IRS	Internal Revenue Service
ITC	Investment tax credit
KW	Kilowatt
KWH	Kilowatt-hour
LIFO	Last-in, first-out
LNG	Liquefied natural gas
LTSA	Long-term service agreement
Marketers	Marketers selling retail natural gas in Georgia and certificated by the Georgia PSC
MEAG Power	Municipal Electric Authority of Georgia
Mississippi Power	Mississippi Power Company
mmBtu	Million British thermal units
Moody's	Moody's Investors Service, Inc.
MPUS	Mississippi Public Utilities Staff
MRA	Municipal and Rural Associations
MW	Megawatt
natural gas distribution utilities	Southern Company Gas' natural gas distribution utilities (Nicor Gas, Atlanta Gas Light, Virginia Natural Gas, and Chattanooga Gas)
NCCR	Georgia Power's Nuclear Construction Cost Recovery tariff
NDR	Alabama Power's Natural Disaster Reserve
Nicor Gas	Northern Illinois Gas Company, a wholly-owned subsidiary of Southern Company Gas

    Table of Contents                                Index to Financial Statements
DEFINITIONS
(continued)

Term	Meaning
NOX	Nitrogen oxide
NRC	U.S. Nuclear Regulatory Commission
NYMEX	New York Mercantile Exchange, Inc.
NYSE	New York Stock Exchange
OCI	Other comprehensive income
OPC	Oglethorpe Power Corporation (an EMC)
OTC	Over-the-counter
PEP	Mississippi Power's Performance Evaluation Plan
PowerSecure	PowerSecure, Inc., a wholly-owned subsidiary of Southern Company
PowerSouth	PowerSouth Energy Cooperative
PPA	Power purchase agreements, as well as, for Southern Power, contracts for differences that provide the owner of a renewable facility a certain fixed price for the electricity sold to the grid
PSC	Public Service Commission
PTC	Production tax credit
Rate CNP	Alabama Power's Rate Certificated New Plant, consisting of Rate CNP New Plant, Rate CNP Compliance, Rate CNP PPA, and Rate CNP Depreciation
Rate ECR	Alabama Power's Rate Energy Cost Recovery
Rate NDR	Alabama Power's Rate Natural Disaster Reserve
Rate RSE	Alabama Power's Rate Stabilization and Equalization
Registrants	Southern Company, Alabama Power, Georgia Power, Mississippi Power, Southern Power Company, and Southern Company Gas
ROE	Return on equity
S&P	S&P Global Ratings, a division of S&P Global Inc.
SAVE	Steps to Advance Virginia's Energy, an infrastructure replacement program at Virginia Natural Gas
SCS	Southern Company Services, Inc., the Southern Company system service company and a wholly-owned subsidiary of Southern Company
SEC	U.S. Securities and Exchange Commission
SEGCO	Southern Electric Generating Company, 50% owned by each of Alabama Power and Georgia Power
SEPA	Southeastern Power Administration
SERC	SERC Reliability Corporation
SNG	Southern Natural Gas Company, L.L.C., a pipeline system in which Southern Company Gas has a 50% ownership interest
SO2	Sulfur dioxide
SOFR	Secured Overnight Financing Rate
Southern Company	The Southern Company
Southern Company Gas	Southern Company Gas and its subsidiaries
Southern Company Gas Capital	Southern Company Gas Capital Corporation, a wholly-owned subsidiary of Southern Company Gas
Southern Company power pool	The operating arrangement whereby the integrated generating resources of the traditional electric operating companies and Southern Power (excluding subsidiaries) are subject to joint commitment and dispatch in order to serve their combined load obligations
Southern Company system	Southern Company, the traditional electric operating companies, Southern Power, Southern Company Gas, SEGCO, Southern Nuclear, SCS, Southern Linc, PowerSecure, and other subsidiaries
Southern Holdings	Southern Company Holdings, Inc., a wholly-owned subsidiary of Southern Company
Southern Linc	Southern Communications Services, Inc., a wholly-owned subsidiary of Southern Company, doing business as Southern Linc
Southern Nuclear	Southern Nuclear Operating Company, Inc., a wholly-owned subsidiary of Southern Company

    Table of Contents                                Index to Financial Statements
DEFINITIONS
(continued)

Term	Meaning
Southern Power	Southern Power Company and its subsidiaries
SouthStar	SouthStar Energy Services, LLC (a Marketer), a wholly-owned subsidiary of Southern Company Gas
SP Solar	SP Solar Holdings I, LP, a limited partnership indirectly owning substantially all of Southern Power's solar and battery energy storage facilities, in which Southern Power has a 67% ownership interest
SP Wind	SP Wind Holdings II, LLC, a holding company owning a portfolio of eight operating wind facilities, in which Southern Power is the controlling partner in a tax equity arrangement
SRR	Mississippi Power's System Restoration Rider, a tariff for retail property damage cost recovery and reserve
Subsidiary Registrants	Alabama Power, Georgia Power, Mississippi Power, Southern Power, and Southern Company Gas
Tax Reform Legislation	The Tax Cuts and Jobs Act, which became effective on January 1, 2018
Toshiba	Toshiba Corporation, the parent company of Westinghouse
traditional electric operating companies	Alabama Power, Georgia Power, and Mississippi Power
VIE	Variable interest entity
Virginia Commission	Virginia State Corporation Commission
Virginia Natural Gas	Virginia Natural Gas, Inc., a wholly-owned subsidiary of Southern Company Gas
Vogtle Owners	Georgia Power, OPC, MEAG Power, and Dalton
Westinghouse	Westinghouse Electric Company LLC
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
•transmission constraints;
•the ability to control costs and avoid cost and schedule overruns during the development, construction, and operation of facilities or other projects due to challenges which include, but are not limited to, changes in labor costs, availability, and productivity; challenges with the management of contractors or vendors; subcontractor performance; adverse weather conditions; shortages, delays, increased costs, or inconsistent quality of equipment, materials, and labor; contractor or supplier delay; the impacts of inflation; delays due to judicial or regulatory action; nonperformance under construction, operating, or other agreements; operational readiness, including specialized operator training and required site safety programs; engineering or design problems or any remediation related thereto; design and other licensing-based compliance matters; challenges with start-up activities, including major equipment failure, or system integration, and/or operational performance; challenges related to pandemic health events; continued public and policymaker support for projects; environmental and geological conditions; delays or increased costs to interconnect facilities to transmission grids; and increased financing costs as a result of changes in interest rates or as a result of project delays;
•legal proceedings and regulatory approvals and actions related to past, ongoing, and proposed construction projects, including state PSC or other applicable state regulatory agency approvals and FERC and NRC actions;
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
•state and federal rate regulations and the impact of pending and future rate cases and negotiations, including rate actions relating to ROE, equity ratios, additional generating capacity and transmission facilities, extension of retirement dates for fossil fuel plants, and fuel and other cost recovery mechanisms;

    Table of Contents                                Index to Financial Statements
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
(continued)
•the ability to successfully operate the traditional electric operating companies', SEGCO's, and Southern Power's generation, transmission, distribution, and battery energy storage facilities, as applicable, and Southern Company Gas' natural gas distribution and storage facilities and the successful performance of necessary corporate functions;
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
•Southern Power Company is also an operating public utility company. The term "Southern Power" when used herein refers to Southern Power Company and its subsidiaries, while the term "Southern Power Company" when used herein refers only to the Southern Power parent company. Southern Power develops, constructs, acquires, owns, operates, and manages power generation assets, including renewable energy projects, and sells electricity at market-based rates in the wholesale market.
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
See "The Southern Company System" herein for additional information. Also see Note 15 to the financial statements in Item 8 herein for information regarding recent acquisition and disposition activity. Segment information for the Registrants is included in Note 16 to the financial statements in Item 8 herein. Alabama Power, Georgia Power, and Mississippi Power each operate with one reportable business segment, since substantially all of their business is providing electric service to customers. Southern Power also operates its business with one reportable business segment, the sale of electricity in the competitive wholesale market.
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
Agreements in effect with principal neighboring utility systems provide for capacity and energy transactions that may be entered into for reasons related to reliability or economics. Additionally, the traditional electric operating companies have entered into various reliability agreements with certain neighboring utilities, each of which provides for the establishment and periodic review of principles and procedures for planning and operation of generation and transmission facilities, maintenance

    Table of Contents                                Index to Financial Statements
schedules, load retention programs, emergency operations, and other matters affecting the reliability of bulk power supply. The traditional electric operating companies have joined with other utilities in the Southeast to form the SERC to augment further the reliability and adequacy of bulk power supply. Through the SERC, the traditional electric operating companies are represented at the North American Electric Reliability Corporation. In 2022, the Southeast Energy Exchange Market (SEEM) began service. SEEM, whose members include the traditional electric operating companies and many of the other electric service providers in the Southeast, is an extension of the existing bilateral market where participants use an automated, intra-hour energy exchange to buy and sell power close to the time the energy is consumed, utilizing available unreserved transmission. In July 2023, the U.S. Court of Appeals for the D.C. Circuit vacated certain FERC orders related to SEEM and remanded the proceeding to the FERC. The ultimate outcome of this matter cannot be determined at this time.
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
Southern Power
Southern Power develops, constructs, acquires, owns, operates, and manages power generation assets, including renewable energy projects, and sells electricity at market-based rates (under authority from the FERC) in the wholesale market. Southern Power seeks opportunities to execute its strategy to create value through various transactions including acquisitions, dispositions, and sales of partnership interests, development and construction of new generating facilities, and entry into PPAs, including contracts for differences that provide the owner of a renewable facility a certain fixed price for electricity sold to the grid, primarily with investor-owned utilities, IPPs, municipalities, electric cooperatives, and other load-serving entities, as well as commercial and industrial customers. The electricity from the natural gas generating facilities owned by Southern Power is primarily sold under long-term, fixed-price capacity PPAs both with unaffiliated wholesale purchasers as well as with the traditional electric operating companies. Southern Power has attempted to insulate itself from significant fuel supply, fuel transportation, and electric transmission risks by generally making such risks the responsibility of the counterparties to its PPAs. However, Southern Power's future earnings will depend on the parameters of the wholesale market and the efficient operation of its wholesale generating assets, as well as Southern Power's ability to execute its growth strategy and to develop and construct generating facilities. Southern Power's business activities are not subject to traditional state regulation like the traditional electric operating companies, but the majority of its business activities are subject to regulation by the FERC. For additional information on Southern Power's business activities, see MANAGEMENT'S DISCUSSION AND ANALYSIS – OVERVIEW – "Business Activities" in Item 7 herein.
Southern Power Company directly owns and manages generation assets primarily in the Southeast, which are included in the Southern Company power pool, and has various subsidiaries whose generation assets are not included in the Southern Company power pool. These subsidiaries were created to own, operate, and pursue power generation facilities, either wholly or in partnership with various third parties. At December 31, 2024, Southern Power's generation fleet, which is owned in part with various partners, totaled 12,648 MWs of nameplate capacity in commercial operation (including 5,268 MWs of nameplate capacity owned by its subsidiaries). See "Traditional Electric Operating Companies" herein for additional information on the Southern Company power pool.
A majority of Southern Power's partnerships in renewable facilities allow for the sharing of cash distributions and tax benefits at differing percentages, with Southern Power being the controlling partner and thus consolidating the assets and operations of the partnerships. At December 31, 2024, Southern Power had eight tax equity partnership arrangements where the tax equity

    Table of Contents                                Index to Financial Statements
investors receive substantially all of the tax benefits from the facilities, including ITCs and PTCs. In addition, Southern Power holds controlling interests in non-tax equity partnerships with its ownership interests primarily ranging from 51% to 66%.
See PROPERTIES in Item 2 herein for additional detail regarding Southern Power's partnership arrangements and Note 15 to the financial statements under "Southern Power" in Item 8 herein for additional information regarding Southern Power's acquisitions, dispositions, construction, and development projects.
Southern Power calculates an investment coverage ratio for its generating assets, including those owned with various partners, based on the ratio of investment under contract to total investment using the respective facilities' net book value (or expected in-service value for facilities under construction) as the investment amount. With the inclusion of investments associated with facilities under construction, as well as other capacity and energy contracts, Southern Power's average investment coverage ratio at December 31, 2024 was 96% through 2029 and 87% through 2034, with an average remaining contract duration of approximately 12 years. For the year ended December 31, 2024, approximately 46% of contracted MWs were with AAA to A- or equivalent rated counterparties, 46% were with BBB+ to BBB- or equivalent rated counterparties, and 6% were with unrated entities that either have ratemaking authority or have posted collateral to cover potential credit exposure.
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
Gas distribution operations, the largest segment of Southern Company Gas' business, operates, constructs, and maintains approximately 78,500 miles of natural gas pipelines and 14 storage facilities, with total capacity of 157 Bcf, to provide natural gas to residential, commercial, and industrial customers. Gas distribution operations serves approximately 4.4 million customers across four states.
Gas pipeline investments primarily consists of joint ventures in natural gas pipeline investments including a 50% interest in SNG and a 50% joint ownership interest in the Dalton Pipeline. These natural gas pipelines enable the provision of diverse sources of natural gas supplies to the customers of Southern Company Gas. SNG, the largest natural gas pipeline investment, is the owner of a 7,000-mile pipeline connecting natural gas supply basins in Texas, Louisiana, Mississippi, and Alabama to markets in Louisiana, Mississippi, Alabama, Florida, Georgia, South Carolina, and Tennessee. SNG is developing a proposed pipeline project, designed to meet customer demand by increasing SNG's existing pipeline capacity by approximately 1.3 billion cubic feet per day, which the operator of the joint venture anticipates will be completed by 2029. The ultimate outcome of this matter cannot be determined at this time. See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Construction Programs" in Item 7 herein for additional information.

    Table of Contents                                Index to Financial Statements
Gas marketing services is comprised of SouthStar, which serves approximately 668,000 natural gas commodity customers, markets gas to residential, commercial, and industrial customers and offers energy-related products that provide natural gas price stability and utility bill management in competitive markets or markets that provide for customer choice.
Construction Programs
The subsidiary companies of Southern Company are engaged in continuous construction programs, including capital expenditures to accommodate existing and estimated future loads on their respective systems and to comply with environmental laws and regulations, as applicable. In 2025, the Southern Company system's construction program is expected to be apportioned approximately as follows:

	Southern Company system(a)(b)(c)(d)	Alabama Power(c)	Georgia Power(d)	Mississippi Power
	(in billions)
New generation	$3.7	$0.7	$3.0	$—
Environmental compliance(e)	0.2	0.1	0.2	—
Generation maintenance	1.3	0.4	0.8	0.1
Transmission	2.6	0.5	2.1	—
Distribution	1.9	0.4	1.4	0.1
Nuclear fuel	0.3	0.1	0.2	—
General plant	1.7	0.7	1.0	0.1
	11.8	2.9	8.6	0.3
Southern Power(f)	0.9
Southern Company Gas(g)	2.0
Other subsidiaries	0.1
Total(a)	$14.8	$2.9	$8.6	$0.3
(a)Totals may not add due to rounding.
(b)Includes the Subsidiary Registrants, as well as other subsidiaries.
(c)Includes $640 million contingent upon approval by the Alabama PSC related to Alabama Power's October 2024 CCN filing. See Note 2 to the financial statements under "Alabama Power – Petition for Certificate of Convenience and Necessity" in Item 8 herein for additional information.
(d)Includes committed expenditures related to generation construction projects Georgia Power has bid through a request for proposals (RFP) as initiated in the 2022 IRP. Excludes all other expenditures not yet approved for Georgia Power-owned proposals in RFPs and related transmission investments. See Note 2 to the financial statements under "Georgia Power – Integrated Resource Plans" in Item 8 herein for additional information.
(e)Reflects cost estimates for environmental laws and regulations. These estimated expenditures do not include compliance costs associated with the regulation of GHG emissions or costs associated with closure and monitoring of surface impoundments and landfills in accordance with the CCR Rule and the related state rules. See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters" and FINANCIAL CONDITION AND LIQUIDITY – "Cash Requirements" in Item 7 herein for additional information. No material capital expenditures are expected for non-environmental government regulations.
(f)Includes $0.4 billion related to the Millers Branch solar project and $0.3 billion related to the Kay Wind repowering project. Does not include approximately $0.7 billion for planned acquisitions and placeholder growth, which may vary materially due to market opportunities and Southern Power's ability to execute its growth strategy. See Note 15 to the financial statements under "Southern Power" in Item 8 herein for additional information regarding the Millers Branch solar project and the Kay Wind repowering project.
(g)Includes costs for ongoing capital projects associated with infrastructure improvement programs for certain natural gas distribution utilities that have been previously approved by their applicable state regulatory agencies. See Note 2 to the financial statements under "Southern Company Gas" in Item 8 herein for additional information. Also includes gas pipeline investment of approximately $0.1 billion. See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Construction Programs" in Item 7 herein for information regarding this project.
The construction programs are subject to periodic review and revision, and actual construction costs may vary from these estimates because of numerous factors.
The traditional electric operating companies also anticipate continued expenditures associated with closure and monitoring of surface impoundments and landfills in accordance with the CCR Rule and the related state rules, which are reflected in the applicable Registrants' ARO liabilities. Estimated costs for 2025 total $729 million for Southern Company, primarily consisting of $364 million for Alabama Power, $309 million for Georgia Power, and $30 million for Mississippi Power.
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Cash Requirements" in Item 7 herein for additional information, including estimated expenditures for construction, environmental compliance, and closure and monitoring of surface impoundments and landfills for the years 2026 through 2029.

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
Fuel Supply
Electric
The traditional electric operating companies' and SEGCO's supply of electricity is primarily fueled by natural gas and coal, as well as nuclear for Alabama Power and Georgia Power. Southern Power's supply of electricity is primarily fueled by natural gas. See MANAGEMENT'S DISCUSSION AND ANALYSIS – RESULTS OF OPERATION – "Southern Company – Electricity Business – Fuel and Purchased Power Expenses" and MANAGEMENT'S DISCUSSION AND ANALYSIS – RESULTS OF OPERATION under "Fuel and Purchased Power Expenses" for each of the traditional electric operating companies in Item 7 herein for information regarding the electricity generated and the average cost of fuel in cents per net KWH generated for the years 2023 and 2024.
SCS, acting on behalf of the traditional electric operating companies and Southern Power Company, has agreements in place for the natural gas burn requirements of the Southern Company system. For 2025, SCS has contracted for 627 Bcf of natural gas supply under agreements with remaining terms up to 10 years. In addition to natural gas supply, SCS has contracts in place for both firm natural gas transportation and storage. Management believes these contracts provide sufficient natural gas supplies, transportation, and storage to ensure normal operations of the Southern Company system's natural gas generating units. See "Natural Gas" herein for information on the natural gas market.
The traditional electric operating companies have agreements in place from which they expect to receive substantially all of their 2025 coal burn requirements. These agreements have terms ranging between one and three years. Fuel procurement specifications, emission allowances, environmental control systems, and fuel changes have allowed the traditional electric operating companies to remain within limits set by applicable environmental regulations. As new environmental regulations are proposed that impact the utilization of coal, the traditional electric operating companies' fuel mix will be monitored to help ensure compliance with applicable laws and regulations. Southern Company and the traditional electric operating companies will continue to evaluate the need to purchase additional emissions allowances, the timing of capital expenditures for environmental control equipment, and potential unit retirements and replacements. While none of Southern Company's subsidiaries are currently subject to renewable portfolio standards or similar requirements, management of the traditional electric operating companies is working with applicable regulators through their IRP processes to continue the generating fleet transition in a manner responsible to customers, communities, employees, and other stakeholders. See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters" in Item 7 herein and Note 2 to the financial statements under "Alabama Power – Environmental Accounting Order," "Georgia Power – Integrated Resource Plans," and "Mississippi Power – Integrated Resource Plans" in Item 8 herein for additional information, including the Southern Company system's electric generating mix and plans to retire or convert to natural gas certain coal-fired generating capacity.
Alabama Power and Georgia Power have multiple contracts covering their nuclear fuel needs for uranium, conversion services, enrichment services, and fuel fabrication with remaining terms up to 10 years. Management believes suppliers have sufficient nuclear fuel production capability to permit normal operation of the Southern Company system's nuclear generating units. Alabama Power and Georgia Power also have contracts with the United States, acting through the DOE, that provide for the permanent disposal of spent nuclear fuel. The DOE failed to begin disposing of spent fuel in 1998, as required by the contracts, and Alabama Power and Georgia Power have pursued legal remedies against the government for breach of contract. See Note 3 to the financial statements under "Nuclear Fuel Disposal Costs" in Item 8 herein for additional information.
Changes in fuel prices to the traditional electric operating companies are generally reflected in fuel adjustment clauses contained in rate schedules. See "Rate Matters – Rate Structure and Cost Recovery Plans" herein for additional information. Southern Power's natural gas PPAs generally provide that the counterparty is responsible for substantially all of the cost of fuel.

    Table of Contents                                Index to Financial Statements
Natural Gas
Natural gas remains a volatile commodity. Slight supply and demand imbalances can quickly result in significant price moves both up and down. These price movements may be short-lived, but the impacts can be pronounced. Natural gas supplies have continued to grow; however, this growth has been accompanied by LNG export growth. Forward curves project prices will remain in the mid- to high-$3 per mmBtu range through 2030; however, short-term price volatility is expected and future prices could be materially impacted by various factors, including unexpected geopolitical events as well as government policies related to natural gas and energy, including infrastructure development, production, and exports.
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
The territory in which the traditional electric operating companies provide retail electric service comprises most of the states of Alabama and Georgia, together with southeastern Mississippi. In this territory there are non-affiliated electric distribution systems that obtain some or all of their power requirements either directly or indirectly from the traditional electric operating companies. As of December 31, 2024, the territory had an area of approximately 116,000 square miles and an estimated population of approximately 17 million. Southern Power sells wholesale electricity at market-based rates across various U.S. utility markets, primarily to investor-owned utilities, IPPs, municipalities, and other load-serving entities, as well as commercial and industrial customers.
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

    Table of Contents                                Index to Financial Statements
The following table provides the number of retail customers served by customer classification for the traditional electric operating companies at December 31, 2024:

	Alabama Power	Georgia Power	Mississippi Power(a)	Total(b)
	(in thousands)
Residential	1,337	2,452	158	3,947
Commercial	208	332	35	574
Industrial	6	11	—	17
Other	1	9	—	10
Total(b)	1,552	2,804	193	4,549
(a)Includes 423 industrial retail customers and 105 other retail customers.
(b)Totals may not add due to rounding.
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
As of December 31, 2024, there were 62 electric cooperative distribution systems operating in the territories in which the traditional electric operating companies provide electric service at retail or wholesale.
PowerSouth is a generating and transmitting cooperative selling power to several distributing cooperatives, municipal systems, and other customers in south Alabama. As of December 31, 2024, PowerSouth owned generating units with more than 2,300 MWs of nameplate capacity, including an undivided 8.16% ownership interest in Alabama Power's Plant Miller Units 1 and 2. See PROPERTIES – "Electric – Jointly-Owned Facilities" in Item 2 herein and Note 5 to the financial statements under "Joint Ownership Agreements" in Item 8 herein for additional information.
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
As of December 31, 2024, there were 72 municipally-owned electric distribution systems operating in the territory in which the traditional electric operating companies provide electric service at retail or wholesale.
As of December 31, 2024, 48 municipally-owned electric distribution systems and one county-owned system received their requirements through MEAG Power. MEAG Power serves these requirements from self-owned generation facilities, some of which are jointly-owned with Georgia Power, and purchases from other resources. MEAG Power also has a pseudo scheduling and services agreement with Georgia Power. Dalton serves its requirements from self-owned generation facilities, some of

    Table of Contents                                Index to Financial Statements
which are jointly-owned with Georgia Power, and through purchases from Southern Power through a service agreement. See PROPERTIES – "Electric – Jointly-Owned Facilities" in Item 2 herein and Note 5 to the financial statements under "Joint Ownership Agreements" in Item 8 herein for additional information.
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
Southern Company Gas
Southern Company Gas is engaged in the distribution of natural gas in four states through the natural gas distribution utilities. The natural gas distribution utilities construct, manage, and maintain intrastate natural gas pipelines and distribution facilities. Details of the natural gas distribution utilities at December 31, 2024 are as follows:

Utility	State	Number of customers	Approximate miles of pipe
		(in thousands)
Nicor Gas	Illinois	2,284	34.7
Atlanta Gas Light	Georgia	1,717	36.1
Virginia Natural Gas	Virginia	314	5.9
Chattanooga Gas	Tennessee	72	1.8
Total		4,387	78.5
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

    Table of Contents                                Index to Financial Statements
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
As of December 31, 2024, Alabama Power had cogeneration contracts in effect with seven industrial customers. Under the terms of these contracts, Alabama Power purchases excess energy generated by such companies. During 2024, Alabama Power purchased approximately 120 million KWHs from such companies. The related costs were immaterial.
As of December 31, 2024, Georgia Power had contracts in effect to purchase alternative energy generation from 40 IPPs within the state of Georgia. During 2024, Georgia Power purchased 6.9 billion KWHs from such companies at a cost of $320 million. Georgia Power also has PPAs for electricity at cogeneration facilities with six industrial customers. Payments are subject to reductions for failure to meet minimum capacity output. During 2024, Georgia Power purchased 767 million KWHs at a cost of $72 million from these facilities.
As of December 31, 2024, Mississippi Power had a cogeneration agreement in effect with one of its industrial customers. Under the terms of this contract, Mississippi Power purchases any excess generation. During 2024, Mississippi Power did not make any such purchases.
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

    Table of Contents                                Index to Financial Statements
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
Alabama Power and Georgia Power are also subject to the provisions of the Federal Power Act or the earlier Federal Water Power Act applicable to licensees with respect to their hydroelectric developments. As of December 31, 2024, among the hydroelectric projects subject to licensing by the FERC are 14 existing Alabama Power generating stations having an aggregate installed capacity of 1.7 million KWs and 17 existing Georgia Power generating stations and one generating station partially owned by Georgia Power, with a combined aggregate installed capacity of 1.1 million KWs.
In 2013, the FERC issued a new 30-year license to Alabama Power for Alabama Power's seven hydroelectric developments on the Coosa River (Weiss, Henry, Logan Martin, Lay, Mitchell, Jordan, and Bouldin). Alabama Power filed a petition requesting rehearing of the FERC order granting the relicense seeking revisions to several conditions of the license. In 2016, the FERC issued an order granting in part and denying in part Alabama Power's rehearing request. American Rivers and Alabama Rivers Alliance also filed multiple appeals of the FERC's 2013 order for the new 30-year license, and, in 2018, the U.S. Court of Appeals for the D.C. Circuit vacated the order and remanded the proceeding to the FERC. Alabama Power continues to operate the Coosa River developments under annual licenses issued by the FERC.
In 2021, Alabama Power filed an application with the FERC to relicense the Harris Dam project on the Tallapoosa River. The original Harris Dam project license expired on November 30, 2023, and, in December 2023, the FERC issued an annual license for the continued operation of the Harris Dam project. The Harris Dam project will operate under annual licenses until a new long-term license is issued, which is expected by the fourth quarter 2025.
In 2018, Georgia Power filed applications to surrender the Langdale and Riverview hydroelectric projects on the Chattahoochee River upon their license expirations on December 31, 2023. Although the projects are not operational, the closure of the projects is subject to the closure requirements to be enforced in accordance with future FERC surrender orders.
On September 10, 2024, Georgia Power received a new 40-year FERC license for the Lloyd Shoals project on the Ocmulgee River.
Georgia Power and OPC also have a license, expiring in 2026, for the Rocky Mountain project, a pure pumped storage facility of 903,000 KW installed capacity. On December 6, 2024, OPC, as an agent for co-licensees of the project, filed an application with the FERC to relicense the project. See PROPERTIES – "Electric – Jointly-Owned Facilities" in Item 2 herein for additional information.
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
The NRC licenses for Georgia Power's Plant Hatch Units 1 and 2 expire in 2034 and 2038, respectively. Southern Nuclear has notified the NRC of its intent to seek to renew the plant's licenses for an additional 20 years (through 2054 and 2058 for Units 1 and 2, respectively), with a license renewal application projected to be submitted by the third quarter 2025. The NRC licenses for Alabama Power's Plant Farley Units 1 and 2 expire in 2037 and 2041, respectively. Southern Nuclear has notified the NRC of its intent to seek to renew the plant's licenses for an additional 20 years (through 2057 and 2061 for Units 1 and 2, respectively), with a license renewal application projected to be submitted by the fourth quarter 2026. The NRC licenses for Plant Vogtle Units 1, 2, 3, and 4 expire in 2047, 2049, 2062, and 2063, respectively.
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
Mississippi Power provides service under long-term contracts with rural electric cooperative associations and a municipality located in southeastern Mississippi under requirements cost-based electric tariffs which are subject to regulation by the FERC. The contracts with these wholesale customers represented 13.9% of Mississippi Power's total operating revenues in 2024.

    Table of Contents                                Index to Financial Statements
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
Integrated Resource Planning
Each of the traditional electric operating companies continually evaluates its electric generating resources in order to ensure that it maintains a cost-effective and reliable mix of resources to meet the existing and future demand requirements of its customers. In addition, each year the Southern Company system engages in a scenario planning process, developing scenarios which look out over a 30-year horizon. In 2024, scenarios included a wide range of fuel prices, load growth, and CO2 prices starting between $0 and $50 per metric ton of CO2 emitted and escalating over the 30-year horizon. See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters" in Item 7 herein for a discussion of existing and potential environmental regulations that may impact the future generating resource needs of the traditional electric operating companies, as well as a discussion of the Southern Company system's continued generating fleet transition.
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
Georgia Power
Triennially, Georgia Power must file an IRP with the Georgia PSC that specifies how it intends to meet the future electric service needs of its customers through a combination of demand-side and supply-side resources. The Georgia PSC, under state law, must certify any new demand-side or supply-side resources for Georgia Power to receive cost recovery. Once certified, the lesser of actual or certified construction costs and purchased power costs is recoverable through rates. Certified costs may be excluded from recovery only on the basis of fraud, concealment, failure to disclose a material fact, imprudence, or criminal misconduct. In 2022, the Georgia PSC approved Georgia Power's 2022 IRP, as modified by a stipulation among Georgia Power, the staff of the Georgia PSC, and certain intervenors and as further modified by the Georgia PSC. On April 16, 2024, the Georgia PSC approved Georgia Power's updated IRP as modified by a stipulation among Georgia Power, the staff of the Georgia PSC, and certain intervenors. On January 31, 2025, Georgia Power filed its triennial IRP with the Georgia PSC. The ultimate outcome of this matter cannot be determined at this time. See Note 2 to the financial statements under "Georgia Power – Integrated Resource Plans" and " – Rate Plans" in Item 8 herein for additional information.

    Table of Contents                                Index to Financial Statements
Mississippi Power
Triennially, Mississippi Power must file an IRP with the Mississippi PSC, as well as an update at approximately the mid-point of the three-year cycle. The IRP must include long-term plans to best meet the needs of electric utility customers through a combination of demand-side and supply-side resources and considering transmission needs. The IRP filing is not intended to supplant or replace the Mississippi PSC's existing regulatory processes for petition and approval of CPCNs for new generating resources. On April 26, 2024, Mississippi Power filed its 2024 IRP with the Mississippi PSC. The Mississippi PSC did not note any deficiencies within the prescribed 120-day review period; therefore, the filing is concluded. The 2024 IRP included a schedule to retire Plant Watson Unit 4 and Plant Greene County Units 1 and 2 and to retire early Plant Daniel Units 1 and 2, all by the end of 2028, which is consistent with the completion of Mississippi Power's affiliate PPA with Georgia Power. On January 9, 2025, Mississippi Power notified the Mississippi PSC of its intent to extend the retirement date of Plant Daniel Unit 2 and potentially extend the retirement dates of other fossil steam units beyond their current 2028 retirement dates in order to serve recently signed economic development loads of approximately 600 MWs. Mississippi Power must also file an annual report on energy delivery improvements, the latest of which was filed in November 2024. See Note 2 to the financial statements under "Mississippi Power – Integrated Resource Plans" and " – Plant Daniel" in Item 8 herein for additional information.
Human Capital
Southern Company system management is committed to attracting, developing, and retaining a sustainable workforce and aims to foster a culture of belonging where all employees feel valued. The Southern Company system's values – safety first, intentional inclusion, act with integrity, and superior performance – guide behavior. The Southern Company system had approximately 28,600 employees on its payroll at December 31, 2024 comprised of the following:

At December 31, 2024(*)
Alabama Power	6,200
Georgia Power	6,800
Mississippi Power	1,000
Southern Power	500
Southern Company Gas	4,900
SCS	4,400
Southern Nuclear	3,700
PowerSecure and other	1,100
Total Southern Company system	28,600
(*)Numbers are rounded to 100s.
All Southern Company system employees are located within the United States. Part-time employees represent less than 1% of total employees.
Southern Company system management values an inclusive and innovative workforce. Southern Company's subsidiaries have policies, programs, and processes to help ensure that all groups are included and fairly treated across all job levels. The Southern Company system encourages different ideas and points of view, and its Code of Ethics affirms its expectation that employees treat each other with fairness, respect, and dignity. The Southern Company Board of Directors and management believe that diverse perspectives and experiences are important to help inform management of risk, business strategy, and innovation. Southern Company management leads the Southern Company system's intentional inclusion initiatives and employee recruitment, retention, and development efforts. The Board, principally through its Compensation and Talent Development Committee, oversees these efforts.
Southern Company system management supports various employee-led groups and facilitates mentoring programs to provide formal and informal networks of colleagues that can help promote belonging, improve employee retention, and support development. At December 31, 2024, people of color and women represented 31% and 26%, respectively, of the Southern Company system's workforce.
Southern Company system management recognizes the importance of attracting and retaining an appropriately qualified workforce. Southern Company system management uses a variety of strategies to attract and retain talent, including working with high schools, technical schools, universities, and military installations to fill many entry-level positions. The recruiting strategy also includes partnerships with professional associations and local communities to recruit mid-career talent. The addition of external hires augments the existing workforce to meet changing business needs, address any critical skill gaps, and supplement and enhance the Southern Company system's talent pipeline.

    Table of Contents                                Index to Financial Statements
The Southern Company system supports the well-being of its employees through a comprehensive total rewards strategy with three measurable categories: physical, financial, and emotional well-being. The Southern Company system provides competitive salaries, annual incentive awards for nearly all employees, and health, welfare, and retirement benefits. The Southern Company system has a qualified defined benefit, trusteed pension plan and a qualified defined contribution, trusteed 401(k) plan which provides a competitive company-matching contribution. Substantially all Southern Company system employees are eligible to participate in these plans. There are differences between the pension plan benefit formulas based on when and by which subsidiary an employee is hired. See Note 11 to the financial statements in Item 8 herein for additional information. At December 31, 2024, the average age of the Southern Company system employees was 44 and the average tenure with the Southern Company system was 14 years. Turnover rate, calculated as the percent of employees that terminated employment with the Southern Company system, including voluntary and involuntary terminations and retirements, divided by total employees, was 7.2%.
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
Southern Company system management believes the safety of employees and customers is paramount. The Southern Company system seeks to meet or exceed applicable laws and regulations while continually improving its safety technologies and processes. The Southern Company System Safety and Health Council, which includes leaders from each Registrant, works collectively across the Southern Company system to provide safety leadership, share learning, work collaboratively to address safety-related issues, and govern the consistency of safety programs. The safety programs are focused on the prevention and elimination of life-altering events, serious injuries, and fatalities. These programs include continuous process improvements to put critical controls in place to prevent serious injuries, promote learning, and implement appropriate corrective actions. Southern Company's safety metrics include the serious injury rate and the number of fatalities. The serious injury rate represents the number of incidents per 100 employees and is calculated by taking the number of serious injuries multiplied by 200,000 workhours and dividing by the total employee workhours during the year. In 2024, the Southern Company system had a serious injury rate of 0.05, among its lowest rate in the past five years. Unfortunately, the Southern Company system had two fatalities in 2024. A serious injury is one that is life-threatening or life-changing (temporary or permanent) for the employee. Serious injury examples, as defined by applicable safety regulators, include fatalities, amputations, trauma to organs, certain bone fractures, certain soft tissue injuries, severe burns, and eye injuries.
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
At December 31, 2024, approximately 32% of Southern Company system employees were covered by agreements with unions, with agreements expiring between 2025 and 2029.

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
The profitability of the traditional electric operating companies' and the natural gas distribution utilities' businesses is largely dependent on their ability, through the rates that they are permitted to charge, to recover their costs and earn a reasonable rate of return on invested capital. The traditional electric operating companies and the natural gas distribution utilities seek to recover their costs, including a reasonable return on invested capital, through their retail rates, which must be approved by the applicable state PSC or other applicable state regulatory agency. Such regulators, in a rate proceeding, may alter the timing or amount of certain costs for which recovery is allowed or modify the current authorized rate of return; rate refunds may also be required. The outcome of any such proceeding could be impacted by a variety of factors, including the level of opposition from intervenors, potential impacts to customers, and past or future changes in the political, regulatory, economic, or legislative environment. See Note 2 to the financial statements under "Southern Company Gas – Infrastructure Replacement Programs and Capital Projects – Nicor Gas" and "Southern Company Gas – Rate Proceedings – Nicor Gas" in Item 8 herein for additional information.
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
The IRA, among other items, imposes a 15% CAMT on adjusted financial statement income, as defined in the law, and is subject to the issuance of additional guidance by the U.S. Treasury Department and the IRS. Any rate recovery by the traditional electric operating companies or the natural gas distribution utilities subject to the CAMT will be determined pursuant to the regulatory processes of the FERC, state PSCs, or other applicable state regulatory agencies. There is no assurance, however, that such tax will be recoverable through the applicable regulatory process.
The Registrants are unable to predict changes in laws or regulations, regulatory guidance, legal interpretations, policy positions, and implementation actions that may result from the change in presidential administrations. The impact of any future revision or changes in interpretations of existing regulations or the adoption of new laws and regulations applicable to Southern Company or any of its subsidiaries is uncertain. Changes in regulation, the imposition of additional regulations, changes in application of existing regulations and in enforcement practices of regulators, as well as associated litigation, or penalties imposed for noncompliance with existing laws or regulations could influence the operating environment of the Southern Company system and may result in substantial costs.
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

    Table of Contents                                Index to Financial Statements
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
Litigation over environmental issues and claims of various types, including property damage, personal injury, and citizen enforcement of environmental requirements, has occurred throughout the United States. This litigation has included, but is not limited to, claims for damages alleged to have been caused by CO2 and other emissions, CCR, releases of regulated substances, alleged exposure to regulated substances, and/or requests for injunctive relief in connection with such matters.
Compliance with any new or revised environmental laws or regulations could affect many areas of operations for the Southern Company system. The Southern Company system's ultimate environmental compliance strategy and future environmental expenditures will depend on various factors, such as state adoption and implementation of requirements, the availability and cost of any deployed control technology, fuel prices, and the outcome of pending and/or future legal challenges. Compliance costs may result from the installation of additional environmental controls, closure and monitoring of CCR facilities, unit retirements and replacements, operational changes, or changing fuel sources for certain existing units, as well as related upgrades to the Southern Company system's transmission and distribution (electric and natural gas) systems. Environmental compliance spending over the next several years may differ materially from the amounts estimated and could adversely affect the Registrants if such costs cannot continue to be recovered on a timely basis. Further, increased costs that are recovered through regulated rates could contribute to reduced demand for electricity and natural gas. Additionally, many commercial and industrial customers may also be affected by existing and future environmental requirements, which for some may have the potential to reduce their demand for electricity or natural gas.
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
The SEC adopted new rules relating to the disclosure of climate-related matters, but has stayed their effectiveness pending judicial review. If these rules, or similar rules, become effective, the Registrants could incur increased costs to comply with these new rules and could face increased risk of litigation related to disclosures made pursuant to the rules.
Because natural gas is a fossil fuel with lower carbon content relative to other fossil fuels, future carbon constraints, including, but not limited to, the imposition of a carbon tax, may create additional demand for natural gas, both for production of electricity and direct use in homes and businesses. However, such demand may be tempered by legislation limiting the use of natural gas in certain circumstances, including use in new construction and certain household appliances. Additionally, efforts to electrify the transportation, building, and other sectors may result in higher electric demand and negatively impact natural gas demand. For example, throughout 2024 Nicor Gas' regulator, the Illinois Commission, conducted "future of natural gas" proceedings to explore the recommendations involved with decarbonization of the gas distribution system in Illinois. In addition, future GHG constraints, including those related to methane emissions, designed to minimize emissions from natural

    Table of Contents                                Index to Financial Statements
gas could likewise result in increased costs to the Southern Company system and affect the demand for natural gas as well as the prices charged to customers and the competitive position of natural gas.
Southern Company has established an intermediate goal of a 50% reduction in GHG emissions from 2007 levels by 2030 and a long-term goal of net zero GHG emissions by 2050. Achievement of these goals is dependent on various factors, many of which the Southern Company system does not control, including load growth across the Southern Company system's service territory, energy policy and regulations, natural gas prices, and the pace and extent of development and deployment of low- to no-GHG energy technologies and negative carbon concepts. The strategy to achieve these goals also relies on continuing to economically transition the Southern Company system's generating fleet through a diverse portfolio of resources including low-carbon and carbon-free resources; making the necessary related investments in transmission and distribution systems; continuing to implement effective energy efficiency and demand response programs; customer demand for carbon-free energy; implementing initiatives to reduce natural gas distribution emissions; continuing research and development with a focus on technologies that lower GHG emissions, including methods of removing carbon from the atmosphere; and constructively engaging with policymakers, regulators, investors, customers, and other stakeholders to support outcomes leading to a net zero future. There is no guarantee that the Southern Company system will achieve these goals.
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
The financial performance of Southern Company and its subsidiaries depends on the successful operation of the electric generation, transmission, and distribution facilities, natural gas distribution facilities, and distributed generation storage technologies and the successful performance of necessary corporate functions. There are many risks that could affect these matters, including operator error or failure of equipment or processes, accidents, operating limitations that may be imposed by environmental or other regulatory requirements or in connection with joint owner arrangements, labor disputes, physical attacks, fuel or material supply interruptions and/or shortages, transmission disruption or capacity constraints, including with respect to the Southern Company system's and third parties' transmission, storage, and transportation facilities, inability to maintain reliability consistent with customer expectations as the traditional electric operating companies transition their generating fleets in support of the Southern Company system's net zero goal, compliance with mandatory reliability standards, including mandatory cyber security standards, implementation of new technologies, technology system failures, cyber intrusions, environmental events, such as spills or releases, supply chain disruptions, inflation, and catastrophic events such as fires, including wildfires, earthquakes, explosions, floods, tornadoes, hurricanes and other storms, droughts, pandemic health events, wars, political unrest, or other similar occurrences.
Operation of nuclear facilities involves inherent risks, including environmental, safety, health, regulatory, natural disasters, cyber intrusions, physical attacks, and financial risks, that could result in fines or the closure of the nuclear units owned by Alabama Power or Georgia Power and which may present potential exposures in excess of insurance coverage.
Alabama Power owns, and contracts for the operation of, two nuclear units and Georgia Power holds undivided interests in, and contracts for the operation of, six nuclear units. The eight units are operated by Southern Nuclear and represented approximately 25% and 34% of the total KWHs generated by Alabama Power and Georgia Power, respectively, in the year ended December 31, 2024. Nuclear facilities are subject to environmental, safety, health, operational, and financial risks such as: the potential harmful effects on the environment and human health and safety resulting from a release of radioactive materials; uncertainties with respect to the ability to dispose of spent nuclear fuel and the need for longer term on-site storage; uncertainties with respect to the technological and financial aspects of decommissioning nuclear plants at the end of licensed lives or license extensions and the ability to maintain and anticipate adequate capital reserves for decommissioning; limitations on the amounts and types of insurance commercially available to cover losses that might arise in connection with nuclear operations; and significant capital expenditures relating to maintenance, operation, security, and repair of these facilities.
Damages, decommissioning, or other costs could exceed the amount of decommissioning trusts or insurance coverage, including statutorily required nuclear incident insurance.
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

    Table of Contents                                Index to Financial Statements
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
Generation, transmission, and distribution of electricity and transportation and storage of natural gas involve risks that may result in accidents and other operating risks and costs and that may present potential exposures in excess of insurance coverage.
The Southern Company system's electric generation, transmission, and distribution and natural gas distribution and storage activities involve a variety of inherent hazards and operating risks, such as accidents, explosions, fires, mechanical problems, discharges or releases of toxic or hazardous substances or gases, and other environmental risks. These incidents could result in serious injury, loss of life, significant damage to property, environmental pollution, and disruption of the Southern Company system's operations. The location of electric generation, transmission, and distribution infrastructure and natural gas pipelines and underground natural gas storage facilities near populated areas could increase the level of damage and liability resulting from any incidents. Additionally, electric generation, transmission, and distribution infrastructure and natural gas pipelines and underground natural gas storage facilities are subject to various state and other regulatory requirements. Failure to comply with these requirements could result in substantial monetary penalties, which could exceed the amount of insurance coverage.
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
Despite the implementation of robust security measures, all assets are potentially vulnerable to disability, failure, or unauthorized access due to human error, natural disaster, technological failure, or internal or external physical attack. If assets were to fail, be physically damaged, or be breached and were not restored in a timely manner, the affected Subsidiary Registrant may be unable to fulfill critical business functions. Insurance may not be adequate to cover any associated losses.
An information security incident, including a cybersecurity breach, or the failure of, or inability to remotely access, one or more key technology systems, networks, or processes could impact the ability of the Registrants to operate.
The Subsidiary Registrants operate in highly regulated industries that require the continued operation of sophisticated technology systems and network infrastructure, which are part of interconnected systems. Because of the critical nature of the infrastructure and the technology systems' inherent vulnerability to disability or failure due to hacking, virus, denial of service, ransomware, act of war or terrorism, or other type of data security breach, the Registrants face a heightened risk of cyberattack. In addition, the increased use of smartphones, tablets, and other wireless devices, as well as remote working arrangements, may also increase the Registrants' data security risks. Portions of the Registrants' system data, architecture, and other materials may also be disclosed, either intentionally or unintentionally, to third parties and the public by regulators, employees, contractors, and vendors. This system information may be used by malicious actors to understand the Registrants' systems to prepare for a cyberattack. In addition, unpatched software or network vulnerabilities, including those resulting from the use of end-of-life operating systems, could be leveraged by an attacker.
Cyber actors, including those associated with foreign governments, have attacked and threatened to attack energy infrastructure. Various regulators have increasingly stressed that these attacks, including ransomware attacks, and attacks targeting utility systems and other critical infrastructure, are growing in sophistication, magnitude, and frequency. In particular, certain actors, such as nation-state and state-sponsored actors, can deploy significant resources and employ sophisticated methods to plan and carry out attacks. Risk of these attacks may escalate during periods of heightened geopolitical tensions, such as those caused by the war in Ukraine and conflicts in the Middle East.
The Registrants and their third-party vendors have been subject, and will likely continue to be subject, to attempts to gain unauthorized access to their technology systems and confidential data or to attempts to disrupt utility and related business operations. While there have been immaterial incidents of phishing, unauthorized access to technology systems, financial fraud, and disruption of remote access across the Southern Company system, there has been no material impact on the Registrants or

    Table of Contents                                Index to Financial Statements
their operations from these attacks. However, the Registrants cannot guarantee that security efforts will have the maturity to detect or prevent breaches, operational incidents, or other breakdowns of technology systems and network infrastructure, especially in the event the Registrants are targeted by a sophisticated attacker with significant resources, such as a nation-state or state-sponsored actor. As artificial intelligence continues to evolve, new technologies and increased computing power could lead to new attack techniques and more sophisticated attacks. Further, the Registrants do not have security visibility into all operational technology communications and processes, do not maintain completely exhaustive inventories of assets and applications, and do not centrally manage or monitor all technologies, applications, and environments, which could negatively affect preparation for, investigation of, or response to an information security incident. Accordingly, the Registrants cannot provide any assurance that information security incidents will not have a material adverse effect in the future.
In addition, in the ordinary course of business, Southern Company and its subsidiaries collect and retain sensitive information, including personally identifiable information about customers, employees, and stockholders, and other confidential information. In some cases, administration of certain functions may be outsourced to third-party service providers. Malicious actors may target these providers, as well as other vendors, to disrupt or compromise services and products. Such third-party vendors have been increasingly used as attack vectors in efforts to target critical infrastructure, including that of the Registrants. The Registrants cannot fully assess the security maturity of all third-party vendors and such vendors could fail to establish adequate risk management and information security measures with respect to their systems and/or could fail to timely notify the Registrants of an information security incident.
Internal or external cyberattacks may have wide-reaching impacts due to incomplete segmentation among network assets and/or reliance of segmented networks on a disrupted network, inhibit the affected Registrant's ability to fulfill critical business functions, including energy delivery service failures, compromise sensitive and other data, violate privacy laws, and lead to customer dissatisfaction. Any cyber breach or theft, damage, or improper disclosure of sensitive electronic data may also subject the affected Registrant to penalties and claims from regulators or other third parties. Any violations of applicable laws and regulations could lead to material losses, both financial and reputational. Insurance may not be adequate to cover any associated losses, and there is no assurance that such losses would be recovered through customer rates. Additionally, the cost and operational consequences of implementing, maintaining, and enhancing system protection measures are significant, and they could materially increase to address ever changing intense, complex, and sophisticated cyber risks.
The Southern Company system may not be able to obtain adequate natural gas, fuel supplies, and other resources required to operate the traditional electric operating companies' and Southern Power's electric generating plants or serve Southern Company Gas' natural gas customers.
SCS, on behalf of the traditional electric operating companies and Southern Power, purchases fuel for the Southern Company system's generation fleet from a diverse set of suppliers. Southern Company Gas' primary business is the distribution of natural gas through the natural gas distribution utilities. Natural gas is delivered daily from different regions of the country. This daily supply is complemented by natural gas supplies stored in both company-owned and third-party storage locations. To deliver this daily supply and stored natural gas, the Southern Company system has firm transportation capacity contracted with third-party interstate pipelines while Southern Company Gas utilizes its own pipeline network. Disruption in the supply and/or delivery of fuel as a result of matters such as transportation delays, weather, labor relations, natural disasters, cyber or physical attacks, other force majeure events, or environmental regulations affecting fuel suppliers could limit the ability of the traditional electric operating companies and Southern Power to operate certain facilities, which could impact reliability and result in higher fuel and operating costs, and the ability of Southern Company Gas to serve its natural gas customers.
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
The traditional electric operating companies and Southern Power have been increasing their renewable resources and expect to continue to add renewable capacity in the future. The production of energy from wind and solar facilities depends heavily on suitable weather conditions, which are variable. Wind conditions or solar irradiance that are unfavorable or below the Southern Company system's estimates can cause electricity production to be substantially below expectations.

    Table of Contents                                Index to Financial Statements
In addition to fuel supply and suitable weather conditions, the traditional electric operating companies and Southern Power also need adequate access to water, which is drawn from nearby sources, to aid in the production of electricity. Any impact to their water resources could also limit the ability of the traditional electric operating companies and Southern Power to operate certain facilities, which could result in higher fuel and operating costs.
The revenues of Southern Company, the traditional electric operating companies, and Southern Power depend in part on sales under PPAs, the success of which depend on PPA counterparties performing their obligations, Southern Company subsidiaries satisfying minimum requirements under the PPAs, and renewal or replacement of the PPAs for the related generating capacity.
Most of Southern Power's generating capacity has been sold to purchasers under PPAs with Southern Power's top three customers comprising approximately 24% of Southern Power's total revenues for the year ended December 31, 2024. In addition to Mississippi Power's PPA with Georgia Power, the traditional electric operating companies have entered into PPAs with non-affiliated parties for the sale of generating capacity.
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
Additionally, neither Southern Power nor any traditional electric operating company can predict whether the PPAs will be renewed at the end of their respective terms or on what terms any renewals may be made. If a Registrant is unable to replace expiring PPAs with an acceptable new revenue contract, it may be required to sell the power produced by the facility at wholesale prices and be exposed to market fluctuations and risks, or the affected site may temporarily or permanently cease operations, which may result in impairment charges. The failure to satisfy minimum operational or availability requirements under these PPAs, including PPAs related to projects under construction, could result in payment of damages or termination of the PPAs.
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
New technologies such as distributed energy resources and microgrids and increased customer and stakeholder demand for sustainable assets could change the type of assets constructed and/or the methods for cost recovery. Advances in these technologies or changes in laws or regulations could reduce the cost of distributed generation storage technologies or other alternative methods of producing power to a level that is competitive with that of most power generation production or result in smaller-scale, more fuel efficient, and/or more cost effective distributed generation that allows for increased self-generation by customers. Broader use of distributed generation by energy customers may also result from customers' changing perceptions of the merits of utilizing existing generation technology or tax or other economic incentives. Additionally, state PSCs or legislatures may modify certain aspects of the traditional electric operating companies' businesses as a result of these advances in technology, which may provide for further competition from these alternative sources of generation.
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
If new technologies become cost competitive and achieve sufficient scale, the market share of the Subsidiary Registrants could be eroded, and the value of their respective electric generating facilities or natural gas distribution facilities could be reduced. Additionally, these technology- and customer-induced changes to the Subsidiary Registrants' business models could change the risk profile of the Southern Company system's historical capital investments. Southern Company Gas' market share could be reduced if Southern Company Gas cannot remain price competitive in its unregulated markets.

    Table of Contents                                Index to Financial Statements
The Subsidiary Registrants are subject to workforce factors that could affect operations.
The Southern Company system must attract, train, and retain a workforce to meet current and future needs. Events such as an aging workforce without appropriate replacements, increased cost or reduced supply of labor, mismatch of skill sets to future needs, or unavailability of contract resources may lead to operating challenges such as lack of resources, loss of knowledge, and a lengthy time period associated with skill development, including workforce needs associated with construction projects and ongoing operations. The Southern Company system may be subject to continuing workforce trends occurring in the United States triggered by decisions of employees to leave the workforce and/or their employer in higher rates during recent years as compared to prior years and challenges competing with other employers offering more flexible or fully-remote work options. The Southern Company system's costs, including costs for contractors to replace employees, productivity costs, and safety costs, may rise. The Southern Company system is also subject to risks associated with the failure to adequately manage contract resources. In addition, the failure to hire and adequately obtain replacement employees, including the ability to transfer significant internal historical knowledge and expertise to the new employees, or the future availability and cost of contract labor may adversely affect the Southern Company system's ability to manage and operate its business.
Supply chain disruptions, inflation, elevated interest rates, tariffs, and other economic factors could negatively impact operations.
The Southern Company system's operations and business plans depend on the global supply chain to procure equipment, materials, and other resources. The delivery of components, materials, equipment, and other resources that are critical to the Southern Company system's operations has been impacted by domestic and global supply chain disruptions. Future pandemic health events or continued international tensions, including the ramifications of regional conflicts and any strained relationships between the United States and other countries related to such conflicts, such as those in Ukraine and the Middle East, and the impact of tariffs, could further exacerbate global supply chain disruptions. These disruptions and shortages could adversely impact business operations. The constraints in the supply chain also could restrict availability and delay construction, maintenance, or repair of items needed to support normal operations or to continue planned capital investments.
Supply chain disruptions have contributed to higher prices of components, materials, equipment, and other needed commodities, and these inflationary increases may continue. Further inflation, a continued elevated interest rate environment, tariffs, or other economic factors may negatively affect operations and the timely recovery of costs.
CONSTRUCTION RISKS
The Registrants have incurred and may incur additional costs or delays in the construction of new plants or other facilities and may not be able to recover their investments. Also, existing facilities of the Subsidiary Registrants require ongoing expenditures, including those to maintain reliability and meet AROs and other environmental standards and goals.
The businesses of the Registrants require substantial expenditures for investments in new facilities as well as capital improvements, including transmission, distribution, and generation facilities for the traditional electric operating companies, generation facilities for Southern Power, and capital improvements to natural gas distribution facilities for Southern Company Gas, to, among other things, maintain reliability. These expenditures also include those to settle AROs and meet environmental standards and goals. The traditional electric operating companies and Southern Power are in the process of constructing new generating facilities and/or adding environmental and other modifications to certain existing generating facilities and Southern Company Gas is replacing certain pipe in its natural gas distribution system and is involved in new gas pipeline construction projects. The traditional electric operating companies also are in the process of closing surface impoundments to comply with the CCR Rule and, where applicable, state CCR rules. The Southern Company system intends to continue its strategy of developing and constructing new electric generating facilities, expanding and improving the electric transmission and electric and natural gas distribution systems, and undertaking projects to maintain reliability and to comply with environmental laws and regulations. These projects are long term in nature and in some cases may include the development and construction of facilities with designs that have not been finalized or previously constructed.
Completion of these types of projects without delays or significant cost overruns is subject to substantial risks that have occurred or may occur, including labor costs, availability, and productivity; challenges with the management of contractors or vendors; subcontractor performance; adverse weather conditions; shortages, delays, increased costs, or inconsistent quality of equipment, materials, and labor; contractor or supplier delay; the impacts of inflation; potential impact of newly-levied tariffs; delays due to judicial or regulatory action; nonperformance under construction, operating, or other agreements; operational readiness, including specialized operator training and required site safety programs; engineering or design problems or any remediation related thereto; design and other licensing-based compliance matters; challenges with start-up activities, including major equipment failure, or system integration; and/or operational performance; challenges related to pandemic health events; continued public and policymaker support for projects; environmental and geological conditions; delays or increased costs to

    Table of Contents                                Index to Financial Statements
interconnect facilities to transmission grids; and increased financing costs as a result of changes in interest rates or as a result of project delays.
If a Subsidiary Registrant is unable to complete the development or construction of a project or decides to delay or cancel construction of a project, it may not be able to recover its investment in that project and may incur substantial cancellation payments under equipment purchase orders or construction contracts, as well as other costs associated with the closure and/or abandonment of the project. Further, if a traditional electric operating company is not selected through a PSC-approved request for proposal process to construct for itself additional capacity needs, such traditional electric operating company may not be able to recover through customer rates all registration, prepayment, cancellation, or other fees incurred in such process. See Note 2 to the financial statements under "Georgia Power – Integrated Resource Plans – 2022 IRP" in Item 8 herein for additional information.
In addition, partnership and joint ownership agreements may provide partners or co-owners with certain decision-making authority in connection with projects under construction. Any failure by a partner or co-owner to perform its obligations under the applicable agreements could have a material negative impact on the applicable project under construction. Southern Company Gas' pipeline development projects involve joint owners or other joint venture participants that control management of the projects and Southern Power participates in partnership agreements with respect to a majority of its renewable energy projects. See Note 5 to the financial statements under "Joint Ownership Agreements" in Item 8 herein for additional information regarding other jointly-owned facilities.
If construction projects are not completed according to specification, a Subsidiary Registrant may incur liabilities and suffer reduced plant efficiency, higher operating costs, and reduced net income. Furthermore, construction delays associated with renewable projects could result in the loss of otherwise available tax credits and incentives.
Even if a construction project (including a joint venture construction project) is completed, the total costs may be higher than estimated or deemed imprudent and may be disallowed or otherwise not recoverable through regulated rates, if applicable. In addition, construction delays and contractor performance shortfalls can result in the loss of revenues. See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Construction Programs" in Item 7 herein for additional information.
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
Southern Company Gas' significant investment in pipeline development projects involves financial and execution risks.
Southern Company Gas, through SNG, has approved a significant investment in a pipeline development project. The pipeline development project will be constructed and operated by a third party. If the third party fails to perform in a proper manner, the book value of the investment could be impaired and Southern Company Gas could lose part or all of its investment. In addition, Southern Company Gas is required to fulfill capital obligations related to other pipelines in which Southern Company Gas has an ownership interest or, as necessary, guarantee the obligations related thereto.
With respect to the pipeline development project, Southern Company Gas will rely on its joint venture partner for construction management and will not exercise direct control over the process. The project is dependent on contractors for successful and timely completion. Further, the development of the pipeline project involves numerous regulatory, environmental, construction, safety, political, and legal uncertainties and may require a significant investment. This project may not be completed on schedule, at the budgeted cost, or at all. There may be cost overruns and construction difficulties that cause Southern Company Gas' investment to exceed its initial expectations, which may impact the earnings of the joint venture partnership. Moreover, Southern Company Gas' net income will not materially increase immediately upon the expenditure of funds on this pipeline project. Pipeline construction occurs over an extended period of time, and Southern Company Gas' net income will not be materially impacted unless and until the project is placed in service.
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Construction Programs" in Item 7 herein for information regarding this project.
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

    Table of Contents                                Index to Financial Statements
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
Southern Power and the traditional electric operating companies purchase natural gas as a fuel source for their power generation needs and the natural gas distribution utilities purchase natural gas for sale to their customers. Accordingly, the price of natural gas affects, among other things, Southern Power's and the traditional electric operating companies' costs of generation and the natural gas distribution utilities' cost of natural gas. Natural gas remains a volatile commodity. Slight supply and demand imbalances can quickly result in significant price moves both up and down. These price movements may be short-lived, but the impacts can be pronounced. Natural gas supplies have continued to grow; however, this growth has been accompanied by LNG export growth. Forward curves project prices will remain in the mid- to high-$3 per mmBtu range through 2030; however, short-term price volatility is expected and future prices could be materially impacted by various factors, including unexpected geopolitical events as well as government policies related to natural gas and energy, including infrastructure development, production, and exports.
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
The Registrants are subject to risks associated with a changing economic environment, customer behaviors, including increased energy conservation, and adoption patterns of technologies by customers.
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
Both federal and state programs exist to influence how customers use energy, and several of the traditional electric operating companies and the natural gas distribution utilities have state PSC or other applicable state regulatory agency mandates to promote energy efficiency.
Customers could also voluntarily reduce their consumption of energy in response to decreases in their disposable income, increases in energy prices, or individual conservation efforts.
In addition, the adoption of technology by customers can have both positive and negative impacts on sales. Many new technologies utilize less energy than in the past. However, electric and natural gas technologies such as data centers and electric and natural gas vehicles can create additional demand. Given that these technologies are rapidly evolving, the extent of any additional demand is uncertain. The Southern Company system seeks to incorporate the effects of changes in customer behavior, state and federal programs, state PSC or other applicable state regulatory agency mandates, and technology, but the Southern Company system's planning processes may not accurately estimate and incorporate these effects.
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

    Table of Contents                                Index to Financial Statements
natural disasters, including hurricanes and wildfires. Further, severe drought conditions can reduce the availability of water and restrict or prevent the operation of certain generating facilities. These volatile weather events may result in unexpected increases in customer load, requiring procurement of additional power at wholesale prices, or create other grid reliability issues.
In the event a traditional electric operating company or Southern Company Gas experiences any of these weather events or any natural disaster or other catastrophic event, recovery of costs in excess of reserves and insurance coverage is subject to the approval of its state PSC or other applicable state regulatory agency. The traditional electric operating companies from time to time have experienced and may continue to experience deficits in their storm cost recovery reserve balances. For example, in September 2024, Hurricane Helene caused significant damage to Georgia Power's transmission and distribution facilities. The incremental restoration costs related to this hurricane totaled approximately $870 million, of which approximately $750 million was deferred in the regulatory asset for storm damage, approximately $90 million was capitalized to property, plant, and equipment, and approximately $30 million was deferred as future billings to open access transmission tariff customers. Additionally, the applicable state PSC or other applicable state regulatory agency may deny or delay recovery of any portion of such costs.
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
Southern Company and its subsidiaries have made significant acquisitions, dispositions, and investments in the past and may continue to do so, including through SNG's pipeline development projects. Such actions cannot be assured to be completed or beneficial to Southern Company or its subsidiaries. Southern Company and its subsidiaries continually seek opportunities to create value through various transactions, including acquisitions or sales of assets. Specifically, Southern Power continually seeks opportunities to execute its strategy to create value through various transactions, including acquisitions, dispositions, and sales of partnership interests, development and construction of new generating facilities, and entry into PPAs primarily with investor-owned utilities, IPPs, municipalities, electric cooperatives, and other load-serving entities, as well as commercial and industrial customers. Additionally, Southern Company Gas continues to make significant investments in existing pipelines, most of which are operated by third parties. If one of these agents fails to perform in a proper manner, the value of the investment could decline and Southern Company Gas could lose part or all of its investment. In addition, Southern Company Gas is required to fulfill capital obligations to pipeline joint ventures.
Southern Company and its subsidiaries may face significant competition for transactional opportunities and anticipated transactions may not be completed on acceptable terms or at all. In addition, these transactions are intended to, but may not, result in the generation of cash or income, the realization of savings, the creation of efficiencies, or the reduction of risk.
These transactions also involve risks, including that they may not result in an increase in income or provide adequate or projected cash flows or return on capital or other anticipated benefits; they may result in Southern Company or its subsidiaries entering into new or additional lines of business, which may have new or different business or operational risks; they may not be successfully integrated into the acquiring company's operations, internal control processes, and/or accounting systems; the due diligence conducted prior to a transaction may not uncover situations that could result in financial or legal exposure or may not appropriately evaluate the likelihood or quantify the exposure from identified risks; they may result in impairment or decreased earnings, revenues, or cash flow; they may result in credit rating downgrades for Southern Company or its subsidiaries; they may involve retained obligations in connection with transitional agreements or deferred payments related to dispositions that subject Southern Company or its subsidiaries to additional risk; Southern Company or the applicable subsidiary may not be able to achieve the projected financial benefits from the use of funds generated by any dispositions; expected benefits of a transaction may be dependent on the cooperation, performance, or credit risk of a counterparty; minority investments in growth companies may not result in a positive return on investment; or, for the traditional electric operating companies and Southern Company Gas, costs associated with such investments that were expected to be recovered through regulated rates may not be recoverable.
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

    Table of Contents                                Index to Financial Statements
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
There are numerous factors that rating agencies evaluate to determine credit ratings for the Registrants, Southern Company Gas Capital, and Nicor Gas, including capital structure, regulatory environment, the ability to cover liquidity requirements, other commitments for capital, and certain other controllable and uncontrollable events. The Registrants, Southern Company Gas Capital, and Nicor Gas could experience a downgrade in their ratings if any rating agency concludes that the level of business or financial risk of the industry or the applicable company has deteriorated. Changes in ratings methodologies by the agencies could also have a negative impact on credit ratings. If any rating agency downgrades any Registrant, Southern Company Gas Capital, or Nicor Gas, borrowing costs likely would increase, including potential automatic increases in interest rates or fees under applicable term loans and credit facilities, the pool of investors and funding sources would likely decrease, and, particularly for any downgrade to below investment grade, significant collateral requirements may be triggered in a number of contracts. Any credit rating downgrade could require altering the mix of debt financing currently used and could require the issuance of secured indebtedness (which would rank senior to unsecured indebtedness) and/or indebtedness with additional restrictive covenants binding the applicable company.
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
The traditional electric operating companies are experiencing projected demand that exceeds recent experience, creating the need for new power generating resources and transmission facilities. The majority of this demand is driven by the power needs and projected power needs of data centers to serve an increasingly digital economy and to support artificial intelligence. Other demands are coming from new industrial facilities with advanced manufacturing processes for such products as electric vehicles and batteries. Ensuring that incremental revenues from these projected new demands cover incremental costs and risks will be critical to continuing the traditional electric operating companies' value proposition to customers. The new nature of these industries, additional capital spending needs, and uncertainties on the actual capacity required to satisfy the projected new demands of these new industries may impact the traditional electric operating companies.
Because regulators may not permit the traditional electric operating companies or the natural gas distribution utilities to adjust rates to recover the costs of new generation and associated transmission assets and/or new pipelines and related infrastructure in a timely manner or at all, these subsidiaries may not be able to fully recover these costs or may have exposure to regulatory lag associated with the time between the incurrence of costs and the recovery in regulated rates. In addition, under Southern Power's model of selling capacity and energy at negotiated market-based rates under long-term PPAs, Southern Power might not be able to fully execute its business plan if market prices drop below original forecasts. Southern Power and/or the traditional electric operating companies may not be able to extend or replace existing PPAs upon expiration, or they may be forced to market these assets at prices lower than originally expected.
The traditional electric operating companies are currently obligated to supply power to retail customers, as well as wholesale customers under long-term PPAs. Southern Power is currently obligated to supply power to wholesale customers under long-term PPAs. At peak times, the demand for power required to meet obligations could exceed the Southern Company system's available generation capacity. Market or competitive forces may require that the traditional electric operating companies purchase capacity in the open market or build additional generation and transmission facilities and that Southern Power purchase energy or capacity in the open market. Because regulators may not permit the traditional electric operating companies to pass all of these purchase or construction costs on to their customers, the traditional electric operating companies may not be able to recover some or all of these costs or may have exposure to regulatory lag associated with the time between the

    Table of Contents                                Index to Financial Statements
incurrence of costs of purchased or constructed capacity and the traditional electric operating companies' recovery through regulated rates. Under Southern Power's long-term fixed price PPAs, Southern Power may not be able to recover all of these costs.
The businesses of the Registrants and Nicor Gas are dependent on their ability to successfully access capital through capital markets and financial institutions.
The Registrants and Nicor Gas rely on access to both short-term and longer-term capital markets as a significant source of liquidity to meet capital requirements not satisfied by the cash flow from their respective operations. If any of the Registrants or Nicor Gas is not able to access capital at competitive rates or on favorable terms, its ability to implement its business plan will be limited due to weakened capacity to fund capital investments or acquisitions that it may otherwise rely on to achieve future earnings and cash flows. In addition, the Registrants and Nicor Gas rely on committed credit facilities as back-up liquidity for access to low cost money markets. Certain market disruptions, whether in the United States or globally, including an economic downturn or uncertainty, increases in interest rates, bankruptcy or financial distress at an unrelated utility company, financial institution, or sovereign entity, capital markets volatility and disruption, either nationally or internationally, changes in fiscal, monetary, or tax policy, volatility in market prices for electricity and natural gas, actual or threatened cyber or physical attacks on facilities within the Southern Company system or owned by unrelated utility companies, impacts of any pandemic health events, geopolitical instability, war or threat of war, or the overall health of the utility and financial institution industries, may increase the cost of borrowing or adversely affect the ability to raise capital through the issuance of securities or other borrowing arrangements or the ability to secure committed bank lending agreements used as back-up sources of capital. Furthermore, some financial institutions may be limited in their ability to provide capital to the Registrants as a result of such financial institution's investment criteria, including criteria related to GHG.
If sources of capital for the Registrants or Nicor Gas are reduced, capital costs could increase materially.
Failure to comply with debt covenants or conditions could adversely affect the ability of the Registrants, SEGCO, Southern Company Gas Capital, or Nicor Gas to execute future borrowings.
The debt and credit agreements of the Registrants, SEGCO, Southern Company Gas Capital, and Nicor Gas contain various financial and other covenants. Georgia Power's loan guarantee agreement with the DOE contains additional covenants, events of default, and mandatory prepayment events relating to the ongoing operation of Plant Vogtle Units 3 and 4. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements.
Volatility in the securities markets, interest rates, and other factors could substantially increase defined benefit pension and other postretirement plan costs and affect the funding available for nuclear decommissioning.
The costs of providing pension and other postretirement benefit plans are dependent on a number of factors, such as the rates of return on plan assets, discount rates, the level of interest rates used to measure the required minimum funding levels of the plans, changes in actuarial assumptions, government regulations, and/or life expectancy, and the frequency and amount of the Southern Company system's required or voluntary contributions made to the plans. Changes in actuarial assumptions and differences between the assumptions and actual values, as well as a significant decline in the value of investments that fund the pension and other postretirement plans, if not offset or mitigated by a decline in plan liabilities, could increase pension and other postretirement expense, and the Southern Company system could be required from time to time to fund the pension plans with significant amounts of cash. See MANAGEMENT'S DISCUSSION AND ANALYSIS – ACCOUNTING POLICIES – "Application of Critical Accounting Policies and Estimates – Pension and Other Postretirement Benefits" in Item 7 herein and Note 11 to the financial statements in Item 8 herein for additional information regarding the defined benefit pension and other postretirement plans. Additionally, Alabama Power and Georgia Power each hold significant assets in their nuclear decommissioning trusts to satisfy obligations to decommission their nuclear plants. The rate of return on assets held in those trusts can significantly impact both the funding available for decommissioning and the funding requirements for the trusts. See Note 6 to the financial statements under "Nuclear Decommissioning" in Item 8 herein for additional information.
Shareholder activism could cause Southern Company to incur significant expense, hinder execution of Southern Company's business strategy, and impact Southern Company's stock price.
Activist shareholders could seek to engage in proxy solicitations, advance shareholder proposals, or otherwise attempt to assert influence on Southern Company's board of directors and management. Should such activity arise, it could result in substantial costs and divert management's and Southern Company's board's attention and resources. Additionally, such shareholder activism could give rise to perceived uncertainties as to Southern Company's future, adversely affect the Southern Company system's relationships with its employees, customers, regulators, or service providers, and make it more difficult to attract and retain qualified personnel. Southern Company's stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks, and uncertainties of any shareholder activism.

    Table of Contents                                Index to Financial Statements
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
Goodwill is evaluated for impairment annually or on an interim basis if changes in circumstances or the occurrence of events suggest impairment exists. If impairment testing indicates that the carrying amount of reporting units exceeds the respective fair value, an impairment charge would be recognized. If goodwill were to become impaired, the results of operations could be materially and adversely affected. At December 31, 2024, goodwill was $5.2 billion and $5.0 billion for Southern Company and Southern Company Gas, respectively.
In addition, Southern Company and its subsidiaries have long-lived assets recorded on their balance sheets. Long-lived assets are assessed for impairment whenever events or changes in circumstances indicate that the asset's carrying amount may not be recoverable. If impairment testing indicates that the carrying amount of the long-lived assets exceeds the respective fair value, an impairment charge would be recognized. See Notes 1 and 15 to the financial statements in Item 8 herein for information regarding certain impairment charges at Southern Company, Alabama Power, and Southern Company Gas.
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
The Southern Company Board of Directors (Board), along with certain committees (primarily the Audit Committee of the Board) oversees the Southern Company system's enterprise risk management process. The Board devotes significant time and attention to overseeing cybersecurity risk, and the Southern Company system's approach to cybersecurity governance establishes oversight throughout the enterprise. The Board has delegated the primary responsibility to oversee cybersecurity matters to the Business Security and Resiliency Committee (BSRC) of the Board. Having a committee like the BSRC, focused on and dedicated to security, is a strong governance practice. Comprised solely of independent members of the Board, the BSRC is charged with oversight of risks related to cybersecurity, physical security, and operational resiliency. The BSRC includes directors with an understanding of cyber issues. The BSRC meets at every regular Board meeting and when needed in

    Table of Contents                                Index to Financial Statements
the event of a specific threat or emerging issue. The Chair of the BSRC regularly reports to the Board in connection with key matters the BSRC considered. The BSRC routinely receives presentations on a range of topics, including the threat environment and vulnerabilities and risks, policies, practices, technology trends, and regulatory developments, from the Chief Information Security Officer (CISO) and the legal organization and, as needed, the Chief Information Officer (CIO). The CISO reports to the BSRC at each regular committee meeting. Protocols have been established by which certain cybersecurity incidents are escalated internally and, where appropriate, reported to the BSRC, and ongoing updates regarding any such incident are provided until it has been resolved. See "Incident Response" herein.
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

    Table of Contents                                Index to Financial Statements
Item 2. PROPERTIES
Electric
At December 31, 2024, the traditional electric operating companies, Southern Power, and SEGCO owned and/or operated the generating facilities listed in the table below. The traditional electric operating companies have certain jointly-owned generating stations. For these facilities, the nameplate capacity shown represents the Registrant's portion of total plant capacity, with ownership percentages provided if less than 100%. See "Jointly-Owned Facilities" and "Titles to Property" herein and Note 5 to the financial statements under "Joint Ownership Agreements" in Item 8 herein for additional information.

Company/Facility Type(a)/Facility Name/ Ownership Percentage	Location	Nameplate Capacity (KWs)
Alabama Power
Coal
Barry Unit 5	Mobile, AL	700,000
Gaston Unit 5	Wilsonville, AL	880,000
Miller (95.92%)	Birmingham, AL	2,532,288
Total Coal		4,112,288
Natural Gas
Combined Cycle:
Barry Units 6 through 8	Mobile, AL	1,706,424
Central Alabama Generating Station	Autauga County, AL	885,000
Combustion Turbine:
Calhoun Generating Station	Calhoun County, AL	748,000
Greene County	Demopolis, AL	720,000
Steam:
Barry Units 1, 2, and 4	Mobile, AL	600,000
Greene County Units 1 and 2 (60%)	Demopolis, AL	300,000
Total Natural Gas		4,959,424
Nuclear
Farley	Dothan, AL	1,720,000
Hydro
Bankhead	Holt, AL	53,985
Bouldin	Wetumpka, AL	225,000
Harris	Wedowee, AL	132,000
Henry	Ohatchee, AL	72,900
Holt	Holt, AL	46,944
Jordan	Wetumpka, AL	100,000
Lay	Clanton, AL	177,000
Lewis Smith	Jasper, AL	157,500
Logan Martin	Vincent, AL	135,000
Martin	Dadeville, AL	182,000
Mitchell	Verbena, AL	170,000
Thurlow	Tallassee, AL	81,000
Weiss	Leesburg, AL	87,750
Yates	Tallassee, AL	47,000
Total Hydro		1,668,079

    Table of Contents                                Index to Financial Statements

Company/Facility Type(a)/Facility Name/ Ownership Percentage	Location	Nameplate Capacity (KWs)
Cogeneration
Lowndes County	Burkeville, AL	104,800
Theodore	Theodore, AL	236,418
Washington County	Washington County, AL	123,428
Total Cogeneration		464,646
Solar
Anniston Army Depot	Dale County, AL	7,380
Fort Rucker	Calhoun County, AL	10,560
Total Solar		17,940

Total Alabama Power Generating Capacity		12,942,377

Georgia Power
Natural Gas
Combined Cycle:
McDonough-Atkinson Units 4 through 6	Atlanta, GA	2,520,000
McIntosh Units 10 and 11	Effingham County, GA	1,318,920
Combustion Turbine:
McDonough Unit 3	Atlanta, GA	78,800
McIntosh Units 1 through 8	Effingham County, GA	640,000
McManus	Brunswick, GA	481,700
Robins	Warner Robins, GA	158,400
Wilson	Augusta, GA	354,100
Steam:
Yates	Newnan, GA	700,000
Total Natural Gas		6,251,920
Coal
Bowen	Cartersville, GA	3,160,000
Scherer (8.4% of Units 1 and 2 and 75% of Unit 3)	Macon, GA	750,924
Total Coal		3,910,924
Nuclear
Hatch (50.1%)	Baxley, GA	899,612
Vogtle Units 1 through 4 (45.7%)	Augusta, GA	2,167,094
Total Nuclear		3,066,706
Hydro
Bartletts Ferry	Columbus, GA	173,000
Burton	Clayton, GA	8,100
Flint River	Albany, GA	5,400
Goat Rock	Columbus, GA	40,500
Lloyd Shoals	Jackson, GA	18,000
Morgan Falls	Atlanta, GA	16,800
Nacoochee	Lakemont, GA	4,800
North Highlands	Columbus, GA	29,600
Oliver Dam	Columbus, GA	60,000
Rocky Mountain (25.4%)	Rome, GA	229,362	(b)
Sinclair Dam	Milledgeville, GA	45,000

    Table of Contents                                Index to Financial Statements

Company/Facility Type(a)/Facility Name/ Ownership Percentage	Location	Nameplate Capacity (KWs)
Tallulah Falls	Clayton, GA	72,000
Terrora	Clayton, GA	20,800
Tugalo	Clayton, GA	59,250
Wallace Dam	Eatonton, GA	321,300
Yonah	Toccoa, GA	22,500
Total Hydro		1,126,412
Solar
Fort Benning	Columbus, GA	30,005
Fort Gordon	Augusta, GA	30,000
Fort Stewart	Fort Stewart, GA	30,000
Fort Valley	Fort Valley, GA	10,800
Kings Bay	Camden County, GA	30,161
Marine Corps Logistics Base	Albany, GA	31,161
McIntosh	Effingham County, GA	10,000
Moody Air Force Base	Valdosta, GA	49,500
Robins Air Force Base	Warner Robins, GA	128,000
8 Other Plants	Various Georgia locations	18,479
Total Solar		368,106
Battery Storage
Mossy Branch	Talbot County, GA	65,000

Total Georgia Power Generating Capacity		14,789,068

Mississippi Power
Natural Gas
Combined Cycle:
Daniel	Pascagoula, MS	1,070,424
Ratcliffe	Kemper County, MS	769,898
Combustion Turbine:
Sweatt	Meridian, MS	39,400
Watson	Gulfport, MS	39,360
Steam:
Greene County Units 1 and 2 (40%)	Demopolis, AL	200,000
Watson	Gulfport, MS	750,000
Total Natural Gas		2,869,082
Coal
Daniel (50%)	Pascagoula, MS	500,000
Cogeneration
Chevron Cogenerating Station	Pascagoula, MS	147,292	(c)
Solar
Walnut Grove	Walnut Grove, MS	1,500

Total Mississippi Power Generating Capacity		3,517,874

    Table of Contents                                Index to Financial Statements

Company/Facility Type(a)/Facility Name/ Ownership Percentage	Location	Nameplate Capacity (KWs)

Southern Power
Natural Gas
Combined Cycle:
Franklin	Smiths, AL	1,857,820
Harris	Autaugaville, AL	1,318,920
Rowan Unit 4	Salisbury, NC	530,550
Wansley Units 6 and 7	Carrollton, GA	1,073,000
Combustion Turbine:
Addison	Thomaston, GA	668,800
Cleveland	Cleveland County, NC	720,000
Dahlberg	Jackson County, GA	756,000
Rowan Units 1 through 3	Salisbury, NC	455,250
Total Natural Gas		7,380,340
Wind
Beech Ridge II	Greenbrier County, WV	56,200
Bethel	Castro County, TX	276,000
Cactus Flats	Concho County, TX	148,350
Deuel Harvest	Deuel County, SD	301,100
Glass Sands	Murray County, OK	118,300
Grant Plains	Grant County, OK	147,200
Grant Wind	Grant County, OK	151,800
Kay Wind	Kay County, OK	299,000
Passadumkeag	Penobscot County, ME	42,900
Reading	Osage & Lyon Counties, KS	200,100
Salt Fork	Donley & Gray Counties, TX	174,000
Skookumchuck	Lewis & Thurston Counties, WA	136,800
Tyler Bluff	Cooke County, TX	125,580
Wake Wind	Crosby & Floyd Counties, TX	257,250
Wildhorse Mountain	Pushmataha County, OK	100,000
Total Wind		2,534,580	(d)
Solar
Adobe	Kern County, CA	20,000
Apex	North Las Vegas, NV	20,000
Boulder I	Clark County, NV	100,000
Butler	Taylor County, GA	104,000
Butler Solar Farm	Taylor County, GA	22,000
Calipatria	Imperial County, CA	20,000
Campo Verde	Imperial County, CA	147,420
Cimarron	Colfax County, NM	30,640
Decatur County	Decatur County, GA	20,000
Decatur Parkway	Decatur County, GA	84,000
Desert Stateline	San Bernadino County, CA	299,990
East Pecos	Pecos County, TX	120,000
Garland	Kern County, CA	205,290
Gaskell West I	Kern County, CA	20,000
Granville	Granville County, NC	2,500
Henrietta	Kings County, CA	102,000
Imperial Valley	Imperial County, CA	163,200
Lamesa	Dawson County, TX	102,000
Lost Hills-Blackwell	Kern County, CA	32,000

    Table of Contents                                Index to Financial Statements

Company/Facility Type(a)/Facility Name/ Ownership Percentage	Location	Nameplate Capacity (KWs)
Macho Springs	Luna County, NM	55,000
Morelos del Sol	Kern County, CA	15,000
North Star	Fresno County, CA	61,600
Pawpaw	Taylor County, GA	30,480
Roserock	Pecos County, TX	160,000
Rutherford	Rutherford County, NC	74,800
Sandhills	Taylor County, GA	148,000
South Cheyenne	Laramie County, WY	150,000
Spectrum	Clark County, NV	30,240
Tranquillity	Fresno County, CA	205,300
Total Solar		2,545,460	(e)
Battery Storage
Garland	Kern County, CA	88,000	(f)
Tranquillity	Fresno County, CA	72,000	(f)
Total Battery Storage		160,000
Fuel Cell
Red Lion and Brookside	New Castle and Newark, DE	27,500	(g)

Total Southern Power Generating Capacity		12,647,880

SEGCO
Gaston Units 1 through 4 (Natural Gas-Steam)	Wilsonville, AL	1,000,000
Gaston (Natural Gas-Combustion Turbine)	Wilsonville, AL	19,680
Total SEGCO Generating Capacity		1,019,680	(h)

Southern Company System
Natural Gas		22,480,446
Coal		8,523,212
Nuclear		4,786,706
Hydro		2,794,491
Solar		2,933,006
Wind		2,534,580
Cogeneration		611,938
Battery Storage		225,000
Fuel Cell		27,500
Total Southern Company System Generating Capacity		44,916,879

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

    Table of Contents                                Index to Financial Statements
(e)Southern Power owns a 67% equity interest in SP Solar (a limited partnership indirectly owning all of Southern Power's solar facilities, except the Gaskell West I, Roserock, and South Cheyenne solar facilities). SP Solar is the 51% majority owner of Boulder I, Garland, Henrietta, Imperial Valley, Lost Hills Blackwell, North Star, and Tranquillity solar facilities; the 66% majority owner of Desert Stateline solar facility; and the sole owner of the remaining SP Solar solar facilities. Southern Power is the controlling partner in a tax equity partnership owning Gaskell West I and also owns 100% of Roserock and South Cheyenne. All of these entities are consolidated subsidiaries of Southern Power and the capacity shown in the table is 100% of the nameplate capacity for the respective facility.
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
(h)Alabama Power and Georgia Power each own 50% of the outstanding common stock of SEGCO, an operating public utility company. Alabama Power and Georgia Power are each entitled to one half of SEGCO's capacity and energy. Alabama Power acts as SEGCO's agent in the operation of SEGCO's units and furnishes fuel to SEGCO for its units. See Note 7 to the financial statements under "SEGCO" in Item 8 herein for additional information.
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters" in Item 7 herein and Note 2 to the financial statements under "Alabama Power – Environmental Accounting Order," "Georgia Power – Integrated Resource Plans," and "Mississippi Power – Integrated Resource Plans" in Item 8 herein for information regarding plans to retire or convert to natural gas certain coal-fired generating capacity included in the table above.
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
In conjunction with Southern Company's 2019 sale of Gulf Power, Mississippi Power and NextEra Energy, Inc. agreed to negotiate a mutually acceptable revised operating agreement for Plant Daniel. In 2022, the co-owners executed a revised operating agreement. The dispatch procedures in the revised operating agreement for the two jointly-owned coal units at Plant Daniel resulted in Mississippi Power designating one of the two units as primary and the other as secondary in lieu of each company separately owning 100% of a single generating unit. Mississippi Power did not exercise an option to purchase its co-owner's ownership interest for $1 on January 15, 2024. On November 8, 2024, Mississippi Power entered into an agreement with FP&L to acquire FP&L's 50% ownership interest in Plant Daniel Units 1 and 2. See Note 2 under "Mississippi Power – Integrated Resource Plans" and " – Plant Daniel" in Item 8 herein for additional information on Plant Daniel.
In 2024, the maximum demand on the traditional electric operating companies, Southern Power Company, and SEGCO was 38,194,000 KWs and occurred on January 17, 2024, which also represents the all-time maximum demand. These amounts exclude demand served by capacity retained by MEAG Power, OPC, and SEPA. The reserve margin for the traditional electric operating companies, Southern Power Company, and SEGCO in 2024 was 16%.
Jointly-Owned Facilities
Alabama Power, Georgia Power, and Mississippi Power at December 31, 2024 had undivided interests in certain generating plants and other related facilities with non-affiliated parties. The percentages of ownership of the total plant or facility are as follows:

		Percentage Ownership
Facility	Total Capacity	Alabama Power	Power South	Georgia Power	Mississippi Power	OPC	MEAG Power	Dalton	FP&L
	(MWs)
Plant Miller Units 1 and 2	1,320	91.8%	8.2%	—%	—%	—%	—%	—%	—%
Plant Hatch	1,796	—	—	50.1	—	30.0	17.7	2.2	—
Plant Vogtle Units 1 through 4	4,742	—	—	45.7	—	30.0	22.7	1.6	—
Plant Scherer Units 1 and 2	1,636	—	—	8.4	—	60.0	30.2	1.4	—
Plant Scherer Unit 3	818	—	—	75.0	—	—	—	—	25.0
Rocky Mountain	903	—	—	25.4	—	74.6	—	—	—
Plant Daniel Units 1 and 2	1,000	—	—	—	50.0	—	—	—	50.0

    Table of Contents                                Index to Financial Statements
Alabama Power, Georgia Power, and Mississippi Power have contracted to operate and maintain the respective units in which each has an interest (other than Rocky Mountain) as agent for the joint owners. Southern Nuclear operates and provides services to Alabama Power's and Georgia Power's nuclear plants.
In addition, Georgia Power has commitments, in the form of capacity purchases totaling $35 million at December 31, 2024, regarding a portion of a 5% interest in the original cost of Plant Vogtle Units 1 and 2 owned by MEAG Power that are in effect until the later of the retirement of the plant or the latest stated maturity date of MEAG Power's bonds issued to finance such ownership interest. See Note 3 to the financial statements under "Commitments" in Item 8 herein for additional information.
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
Distribution and Transmission Mains
Southern Company Gas' distribution systems transport natural gas from its pipeline suppliers to customers in its service areas. These systems consist primarily of distribution and transmission mains, compressor stations, peak shaving/storage plants, service lines, meters, and regulators. At December 31, 2024, Southern Company Gas' gas distribution operations segment owned approximately 78,500 miles of underground distribution and transmission mains, which are located on easements or rights-of-way that generally provide for perpetual use.
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
Southern Company Gas also has four LNG plants located in Georgia and Tennessee with total LNG storage capacity of approximately 7.0 Bcf. In addition, Southern Company Gas owns two propane storage facilities in Virginia, each with storage capacity of approximately 0.3 Bcf. The LNG plants and propane storage facilities are used by Southern Company Gas' gas distribution operations segment to supplement natural gas supply during peak usage periods.
All Other
In September 2022, certain affiliates of Southern Company Gas entered into agreements to sell two natural gas storage facilities located in California and Texas. The sale of the Texas facility was completed in November 2022 and the sale of the California

    Table of Contents                                Index to Financial Statements
facility was completed in September 2023. See Note 15 to the financial statements under "Southern Company Gas" in Item 8 herein for additional information.
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

    Table of Contents                                Index to Financial Statements
INFORMATION ABOUT OUR EXECUTIVE OFFICERS – SOUTHERN COMPANY
(Identification of executive officers of Southern Company is inserted in Part I in accordance with Regulation S-K, Item 401) The ages of the officers set forth below are as of December 31, 2024.
Christopher C. Womack
Chairman, President, and Chief Executive Officer
Age 66
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
Daniel S. Tucker
Executive Vice President, Chief Financial Officer, and Treasurer
Age 54
First elected in 2021. Executive Vice President and Chief Financial Officer since September 2021. Treasurer since October 2024. Previously served as Executive Vice President, Chief Financial Officer, and Treasurer of Georgia Power from January 2021 to September 2021 and Executive Vice President and Chief Financial Officer of Southern Company Gas from January 2019 to January 2021.
Bryan D. Anderson
Executive Vice President
Age 58
First elected in 2020. Executive Vice President and President of External Affairs since January 2021. Executive Vice President of SCS since November 2020. Previously served as Senior Vice President of SCS with responsibility for governmental affairs from November 2014 to November 2020.
Stanley W. Connally, Jr.
Executive Vice President and Chief Operating Officer
Age 55
First elected in 2012. Chief Operating Officer since January 2025. Executive Vice President since April 2021 and Executive Vice President of SCS since January 2025. Previously served as Chairman, President, and Chief Executive Officer of SCS from April 2021 to January 2025 and Executive Vice President for Operations of SCS from June 2018 to April 2021.
Christopher Cummiskey
Executive Vice President
Age 50
First elected in 2021. Executive Vice President since January 2021. Chairman of Southern Power since February 2021 and Executive Vice President of SCS, Chief Executive Officer of Southern Power, and President and Chief Executive Officer of Southern PowerSecure Holdings, Inc. and Southern Holdings since July 2020. Chairman, President, and Chief Executive Officer of SCS since January 2025. Previously served as Executive Vice President, External Affairs of Georgia Power from May 2015 to June 2020.
Martin B. Davis
Executive Vice President and Chief Information Officer
Age 61
First elected in 2021. Executive Vice President since April 2021. Chief Information Officer and Executive Vice President of SCS since July 2015. Previously served as Vice President from July 2015 to April 2021.
Sloane N. Drake
Executive Vice President and Chief Human Resources Officer
Age 48
First elected in 2024. Executive Vice President and Chief Human Resources Officer of Southern Company and SCS since March 2023. Previously served as Senior Vice President of SCS from February 2019 to March 2023 and Senior Vice President of Georgia Power from August 2018 to March 2023.
Kimberly S. Greene
Chairman, President, and Chief Executive Officer of Georgia Power
Age 58
First elected in 2013. Chairman, President, and Chief Executive Officer of Georgia Power since April 2023. Previously served as Chairman, President, and Chief Executive Officer of Southern Company Gas from June 2018 to March 2023.

    Table of Contents                                Index to Financial Statements
James Y. Kerr II
Chairman, President, and Chief Executive Officer of Southern Company Gas
Age 60
First elected in 2014. Chairman, President, and Chief Executive Officer of Southern Company Gas since April 2023. Previously served as Executive Vice President, Chief Legal Officer, and Chief Compliance Officer of Southern Company from March 2014 to March 2023.
J. Jeffrey Peoples
Chairman, President, and Chief Executive Officer of Alabama Power
Age 65
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
Peter P. Sena III
Chairman, President, and Chief Executive Officer of Southern Nuclear
Age 61
First elected in 2024. Chairman and Chief Executive Officer of Southern Nuclear since June 2024. President of Southern Nuclear since March 2023. Previously served as Executive Vice President and Chief Nuclear Officer of Southern Nuclear from July 2019 to March 2023.
Sterling A. Spainhour
Executive Vice President and Chief Legal Officer
Age 56
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
Age 60
First elected in 2015. President of Mississippi Power since October 2015 and Chief Executive Officer and Director since January 2016. Chairman of Mississippi Power's Board of Directors since August 2016.

Each officer listed above was initially elected at the time or times stated above by the board of directors of the applicable company and is currently serving until the next annual meeting (or written consent in lieu of the annual meeting) or until his or her successor is elected and qualified.

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
(a)(2) Number of Southern Company's common stockholders of record at January 31, 2025: 91,209
Southern Company has paid dividends on its common stock since 1948. Dividends paid per share of common stock were $2.86 in 2024 and $2.78 in 2023. In January 2025, Southern Company declared a quarterly dividend of 72 cents per share. Dividends on Southern Company's common stock are payable at the discretion of Southern Company's Board of Directors and depend upon earnings, financial condition, and other factors. See Note 8 to the financial statements under "Dividend Restrictions" in Item 8 herein for additional information.
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
None.

Item 6.RESERVED

    Table of Contents                                Index to Financial Statements
Item 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussions of 2022 items and year-to-year comparisons between 2023 and 2022 that are not included in this Annual Report on Form 10-K can be found in Item 7 of each Registrant's Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on February 14, 2024. The following Management's Discussion and Analysis of Financial Condition and Results of Operations is a combined presentation; however, information contained herein relating to any individual Registrant is filed by such Registrant on its own behalf and each Registrant makes no representation as to information related to the other Registrants.
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
•Southern Power develops, constructs, acquires, owns, operates, and manages power generation assets, including renewable energy projects, and sells electricity at market-based rates in the wholesale market. Southern Power continually seeks opportunities to execute its strategy to create value through various transactions including acquisitions, dispositions, and sales of partnership interests, development and construction of new generating facilities, and entry into PPAs primarily with investor-owned utilities, IPPs, municipalities, electric cooperatives, and other load-serving entities, as well as commercial and industrial customers. In general, Southern Power commits to the construction or acquisition of new generating capacity only after entering into or assuming long-term PPAs for the new facilities.
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
Recent Developments
Alabama Power
On May 7, 2024, the Alabama PSC approved a decrease to Rate ECR from 3.270 cents per KWH to 3.015 cents per KWH, or approximately $135 million annually, effective with July 2024 billings. On December 3, 2024, the Alabama PSC approved an additional reduction to Rate ECR from 3.015 cents per KWH to 2.600 cents per KWH, or $218 million annually, effective with January 2025 billings.
On September 18, 2024, Alabama Power notified the Alabama PSC of its intent to use a portion of its reliability reserve balance in 2024. As a result, Alabama Power had usage of the reliability reserve in the amount of $12 million during the fourth quarter 2024 for reliability-related transmission, distribution, and generation expenses and nuclear production-related expenses.
On October 24, 2024, Alabama Power entered into an agreement to acquire all of the equity interests in Tenaska Alabama Partners, L.P. for a total purchase price of approximately $622 million, subject to working capital adjustments. Tenaska Alabama Partners, L.P. owns and operates the Lindsay Hill Generating Station, an approximately 855-MW combined cycle generation facility in Autauga County, Alabama. On October 30, 2024, Alabama Power filed a petition for a CCN with the Alabama PSC for authorization to procure additional generating capacity through the acquisition of the Lindsay Hill Generating Station. Alabama Power expects to complete the acquisition by the end of the third quarter 2025. The ultimate outcome of this matter cannot be determined at this time.
On November 27, 2024, Alabama Power made its required annual Rate RSE submission to the Alabama PSC of projected data for calendar year 2025, resulting in an increase of 4.87%, or $325 million annually, that became effective for the billing month of January 2025.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
For the year ended December 31, 2024, Alabama Power's weighted common equity return exceeded 6.15%, resulting in Alabama Power establishing a current regulatory liability of $12 million for Rate RSE refunds, which will be refunded to customers through bill credits in May 2025.
See Note 2 to the financial statements under "Alabama Power" for additional information.
Georgia Power
Plant Vogtle Units 3 and 4 Construction and Start-Up Status
Georgia Power placed Plant Vogtle Units 3 and 4 in service on July 31, 2023 and April 29, 2024, respectively. During the second quarter 2024, following Unit 4's in-service date, Southern Nuclear evaluated the remaining expected site demobilization costs and other contractor obligations and reduced the remaining estimate to complete forecast by approximately $21 million, including the impact of joint owner cost-sharing. Accordingly, Georgia Power recorded a pre-tax credit to income of approximately $21 million ($16 million after tax), including the joint owner agreement impacts, in the second quarter 2024 to recognize forecasted capital costs previously charged to income. Georgia Power's share of the remaining project capital cost forecast, including completion of site demobilization and remaining contractor obligations, is $69 million. See Note 2 to the financial statements under "Georgia Power – Nuclear Construction – Cost and Schedule" for additional information.
Plant Vogtle Units 3 and 4 Regulatory Matters
In December 2023, the Georgia PSC approved Georgia Power's application to adjust rates to include reasonable and prudent Plant Vogtle Units 3 and 4 costs as modified by the related stipulation (Prudency Stipulation) among Georgia Power, the staff of the Georgia PSC, and certain intervenors.
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
Further, as included in the approved Prudency Stipulation, since commercial operation for Unit 4 was not achieved by March 31, 2024, Georgia Power's ROE used to determine the NCCR tariff and calculate AFUDC was reduced to zero effective April 1, 2024. Effective May 1, 2024, following commercial operation for Unit 4, Georgia Power's NCCR tariff was eliminated.
See Note 2 to the financial statements under "Georgia Power – Nuclear Construction – Regulatory Matters" for additional information.
Rate Plans
On December 17, 2024, in accordance with the terms of the 2022 ARP, the Georgia PSC approved tariff adjustments effective January 1, 2025 that resulted in a net increase in rates of $306 million. Georgia Power is required to file its next general base rate case by July 1, 2025. See Note 2 to the financial statements under "Georgia Power – Rate Plans – 2022 ARP" for additional information.
Integrated Resource Plans
As included in the 2022 IRP final order, Georgia Power initiated a request for proposals (RFP) of up to 8,500 MWs of capacity from a variety of resources with expected CODs or delivery commencement dates between 2028 and 2030. The RFP included Georgia Power-owned proposals. In conjunction with those proposals, Georgia Power entered into agreements for engineering, procurement, and construction through January 2025. Winning participants are expected to be notified in June 2025, and the Georgia PSC is anticipated to render a decision related to the certification of the winning submissions in the fourth quarter 2025. Depending on the outcomes of the RFP and certification processes, Georgia Power could spend up to $14 billion, excluding AFUDC, on approved Georgia Power-owned proposals and related transmission investments through 2029. The ultimate outcome of this matter cannot be determined at this time.
On April 16, 2024, the Georgia PSC approved Georgia Power's updated IRP as modified by a stipulation among Georgia Power, the staff of the Georgia PSC, and certain intervenors (2023 IRP Update). The 2023 IRP Update includes the authority to develop, own, and operate up to 1,400 MWs from three simple cycle combustion turbines at Plant Yates with the recoverable costs not to exceed the certified amount, which was approved by the Georgia PSC on August 20, 2024. With this approval, the Georgia PSC recognized the potential for circumstances beyond Georgia Power's control that could cause the project costs to exceed the certified amount, in which case Georgia Power would provide documentation to the Georgia PSC to explain and justify potential recovery of additional reasonable and prudent costs. Georgia Power is required to file semi-annual construction monitoring

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
reports with the Georgia PSC through commercial operation, the first of which was filed on February 14, 2025. See Note 2 to the financial statements under "Georgia Power – Integrated Resource Plans – 2023 IRP Update" for additional information.
On January 31, 2025, Georgia Power filed its triennial IRP (2025 IRP). The filing includes a request to extend the operation of Plant Scherer Unit 3 (614 MWs based on 75% ownership) through at least December 31, 2035 and Plant Gaston Units 1 through 4 (500 MWs based on 50% ownership through SEGCO) through at least December 31, 2034.
The 2025 IRP requests approval to pursue installation of environmental controls and natural gas co-firing at Plant Bowen Units 1 through 4 (3,160 MWs), Plant Scherer Units 1 and 2 (137 MWs based on 8.4% ownership), and Plant Scherer Unit 3 for compliance with both ELG supplemental rules and GHG rules.
Additionally, the 2025 IRP requests upgrades to Plant McIntosh Units 10 and 11 (1,319 MWs) for a projected 194 MWs of incremental capacity by 2028 and Plant McIntosh Units 1 through 8 (640 MWs) for a projected 74 MWs of incremental capacity by 2033. Also, the 2025 IRP requests upgrades to Plant Hatch Units 1 and 2 (900 MWs based on 50.1% ownership) and Plant Vogtle Units 1 and 2 (1,060 MWs based on 45.7% ownership) for a projected 112 MWs of incremental capacity, some of which would be available as early as 2028.
The 2025 IRP requests approval of investments related to the continued reliable hydro operations of nine facilities, as well as the authority to develop, own, and operate a projected incremental 16 MWs from Plant Goat Rock Units 3 through 6.
The 2025 IRP also includes requests for RFPs for at least 1,100 MWs of utility scale and distributed generation renewable resources. Georgia Power is seeking to add up to 4,000 MWs of incremental renewable resources by 2035.
A decision from the Georgia PSC on the 2025 IRP is expected in July 2025. The ultimate outcome of these matters cannot be determined at this time. See Note 2 to the financial statements under "Georgia Power – Integrated Resource Plans – 2025 IRP" for additional information.
Mississippi Power
On April 26, 2024, Mississippi Power filed its 2024 IRP with the Mississippi PSC. The Mississippi PSC did not note any deficiencies within the prescribed 120-day review period; therefore, the filing is concluded. The 2024 IRP included a schedule to retire Plant Watson Unit 4 (268 MWs) and Plant Greene County Units 1 and 2 (206 MWs based on 40% ownership) and to retire early Plant Daniel Units 1 and 2 (502 MWs based on 50% ownership), all by the end of 2028, which is consistent with the completion of Mississippi Power's affiliate PPA with Georgia Power. On January 9, 2025, Mississippi Power notified the Mississippi PSC of its intent to extend the retirement date of Plant Daniel Unit 2 and potentially extend the retirement dates of other fossil steam units beyond their current 2028 retirement dates in order to serve recently signed economic development loads of approximately 600 MWs.
On November 8, 2024, Mississippi Power entered into an agreement with FP&L to acquire FP&L's 50% ownership interest in Plant Daniel Units 1 and 2. This acquisition will include a payment by FP&L to Mississippi Power of between $35 million and $38 million, which represents an estimate of the incremental cost to Mississippi Power to assume ownership of FP&L's interest, based on the timing of the completion of the transaction. On January 7, 2025, the Mississippi PSC approved Mississippi Power's request for (i) the inclusion of the acquired assets and the associated costs at Plant Daniel in Mississippi Power's retail rate base, upon completion of the transaction, (ii) the establishment of a new regulatory liability account in which all of the proceeds to be paid by FP&L will be recorded, and (iii) Mississippi Power's ability to amortize that regulatory liability by charging certain expenditures against it. The completion of the transaction is subject to the satisfaction or waiver of certain conditions, including, among other customary closing conditions, approval by the Florida PSC.
On February 14, 2025, Mississippi Power submitted its annual ECO Plan filing to the Mississippi PSC, which requested a $6 million annual increase in revenues.
On May 28, 2024, the FERC issued an order accepting Mississippi Power's request for an $8 million increase in annual wholesale base revenues under the MRA tariff, effective May 29, 2024, subject to refund. On December 23, 2024, Mississippi Power and Cooperative Energy filed a settlement agreement with the FERC. The settlement agreement provides for (i) a $1 million increase in annual wholesale base revenues and a refund to customers of approximately $4 million, (ii) a rate escalation of 2.5% on an annual basis in periods subsequent to December 31, 2024 and continuing through the end of the Shared Services Agreement (SSA) on December 31, 2035, and (iii) a waiver of rights by Mississippi Power and Cooperative Energy to file for any changes in non-fuel rates through the end of the term of the SSA. The settlement agreement is subject to approval by the FERC.
The ultimate outcome of these matters cannot be determined at this time. See Note 2 to the financial statements under "Mississippi Power" for additional information.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
Southern Power
During 2024, Southern Power completed construction of and placed in service the 150-MW South Cheyenne solar facility. In addition, Southern Power continued construction of the 200-MW first phase and began construction of the 180-MW second phase and the 132-MW third phase of the Millers Branch solar facility with commercial operation projected to occur in the fourth quarter 2025, the second quarter 2026, and the fourth quarter 2026, respectively. Upon completion, the Millers Branch solar project will have a total generating capacity of 512 MWs, substantially all of which is contracted under multiple PPAs ranging from 15 years to 20 years.
In November 2024, Southern Power committed to a development project to repower 200 MWs of the 299-MW Kay Wind facility. The output of the project is contracted under an amended 20-year PPA with commercial operation projected to occur in the third quarter 2026.
The ultimate outcome of these matters cannot be determined at this time.
Southern Power calculates an investment coverage ratio for its generating assets, including those owned with various partners, based on the ratio of investment under contract to total investment using the respective facilities' net book value (or expected in-service value for facilities under construction) as the investment amount. With the inclusion of investments associated with facilities under construction, as well as other capacity and energy contracts, Southern Power's average investment coverage ratio at December 31, 2024 was 96% through 2029 and 87% through 2034, with an average remaining contract duration of approximately 12 years.
See Note 15 to the financial statements under "Southern Power" for additional information.
Southern Company Gas
Nicor Gas
In June 2023, the Illinois Commission concluded its review of the Qualifying Infrastructure Plant (QIP) capital investments by Nicor Gas for calendar year 2019 under the QIP rider, also referred to as Investing in Illinois program. The Illinois Commission disallowed $32 million of the $415 million of capital investments commissioned in 2019, together with the related return on investment. Nicor Gas recorded a pre-tax charge to income in the second quarter 2023 of $38 million ($28 million after tax) associated with the disallowance of capital investments placed in service in 2019. The disallowance is reflected on the statement of income as an $8 million reduction to revenues and $30 million in estimated loss on regulatory disallowance. On August 3, 2023, the Illinois Commission denied a rehearing request filed by Nicor Gas. On August 24, 2023, Nicor Gas filed a notice of appeal with the Illinois Appellate Court. On November 25, 2024, the Illinois Appellate Court agreed with the Illinois Commission's review of the QIP capital investments by Nicor Gas for calendar year 2019 under the QIP rider apart from one immaterial item. On December 24, 2024, Nicor Gas filed a petition for leave to appeal $14 million of the 2019 QIP disallowance with the Illinois Supreme Court. Nicor Gas defends these investments in infrastructure as prudently incurred.
In connection with Nicor Gas' 2023 general base rate case proceeding, the Illinois Commission disallowed $126.8 million of capital investments that have been completed or were planned to be completed through December 31, 2024. This includes $31 million for capital investments placed in service in 2022 and 2023 under the Investing in Illinois program and $95.9 million for other transmission and distribution capital investments. Nicor Gas recorded a pre-tax charge to income in the fourth quarter 2023 of $58 million ($44 million after tax) associated with the disallowances, with the remaining $69 million related to prospective projects that will be postponed and/or reevaluated. The disallowance is reflected on the statement of income in estimated loss on regulatory disallowance. On January 3, 2024, the Illinois Commission denied a request by Nicor Gas for rehearing on the base rate case disallowances associated with capital investment, as well as on other issues determined in the Illinois Commission's November 2023 base rate case decision. On February 6, 2024, Nicor Gas filed a notice of appeal with the Illinois Appellate Court related to the Illinois Commission's rate case ruling.
Any further cost disallowances by the Illinois Commission in the pending cases and the 2020 through 2023 annual review proceedings could be material to the financial statements of Southern Company Gas. See Note 2 to the financial statements under "Southern Company Gas – Infrastructure Replacement Programs and Capital Projects – Nicor Gas" for additional information.
On January 3, 2025, Nicor Gas filed a general base rate case with the Illinois Commission requesting a $309 million increase in annual base rate revenues. The requested increase is based on a projected test year for the 12-month period ending December 31, 2026, an ROE of 10.35%, and an equity ratio of 54.6%. The Illinois Commission is expected to rule on the requested increase within the 11-month statutory time limit, after which rate adjustments will be effective.
The ultimate outcome of these matters cannot be determined at this time.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
Atlanta Gas Light
On July 2, 2024, the Georgia PSC approved a stipulation related to Atlanta Gas Light's 2024 Integrated Capacity and Delivery Plan, which allows capital investments totaling approximately $0.6 billion annually for the years 2025 through 2027 with related revenue requirement recovery through either the annual GRAM filing or the System Reinforcement Rider surcharge adjustment. Additionally, the Georgia PSC approved a surcharge recovery mechanism for capital projects related to municipal, county, and Georgia Department of Transportation infrastructure work. Rate changes associated with the new surcharge will be based on requests filed annually on September 1. If approved, new rates will become effective January 1 of the following year.
On December 12, 2024, the Georgia PSC approved Atlanta Gas Light's annual GRAM filing, which included annual base rate increases of $72 million, $73 million, and $74 million effective January 1, 2025, 2026, and 2027, respectively.
Virginia Natural Gas
On June 7, 2024, the Virginia Commission approved the extension of the existing SAVE program through 2029. The extension of the program includes investments of $70 million in each year from 2025 through 2029, with a potential variance of up to $5 million allowed for the program, for a maximum total investment over the five-year extension (2025 through 2029) of $355 million.
On August 1, 2024, Virginia Natural Gas filed a base rate case with the Virginia Commission seeking an increase in annual base revenues of $63 million, including $17 million related to the recovery of investments under the SAVE program, primarily to recover investments and increased costs associated with infrastructure and technology. The requested increase is based on a projected 12-month period beginning January 1, 2025, an ROE of 10.45%, and an equity ratio of 54.92%. Rate adjustments were effective January 1, 2025, subject to refund. The Virginia Commission is expected to issue an order on the requested increase in the fourth quarter 2025. The ultimate outcome of this matter cannot be determined at this time.
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
Southern Company Gas also continues to focus on several operating metrics, including Heating Degree Days, customer count, and volumes of natural gas sold. See RESULTS OF OPERATIONS – "Southern Company Gas" herein for additional information on Southern Company Gas' operating metrics.
Southern Power continues to focus on several key performance indicators, including, but not limited to, the equivalent forced outage rate and contract availability to evaluate operating results and help ensure its ability to meet its contractual commitments to customers.
RESULTS OF OPERATIONS
Southern Company
Consolidated net income attributable to Southern Company was $4.4 billion in 2024, an increase of $425 million, or 10.7%, from 2023. The increase was primarily due to an increase in retail electric revenues associated with rates and pricing and weather impacts, an increase in natural gas revenues associated with rate increases, an increase in other revenues, and an increase in other electric revenues, partially offset by increases in non-fuel operations and maintenance expenses, income tax expense, interest expense, depreciation and amortization, taxes other than income taxes, and cost of other sales.
Basic EPS was $4.02 in 2024 and $3.64 in 2023. Diluted EPS, which factors in additional shares primarily related to stock-based compensation, was $3.99 in 2024 and $3.62 in 2023. EPS for 2024 and 2023 was negatively impacted by $0.01 and $0.06 per

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
share, respectively, as a result of increases in the average shares outstanding. See Note 8 to the financial statements under "Outstanding Classes of Capital Stock – Southern Company" for additional information.
Dividends paid per share of common stock were $2.86 in 2024 and $2.78 in 2023. In January 2025, Southern Company declared a quarterly dividend of 72 cents per share. For 2024, the dividend payout ratio was 71% compared to 76% for 2023.
Discussion of Southern Company's results of operations is divided into three parts – the Southern Company system's primary business of electricity sales, its gas business, and its other business activities.

	2024	2023
	(in millions)
Electricity business	$4,473	$3,994
Gas business	740	615
Other business activities	(812)	(633)
Net Income	$4,401	$3,976
Electricity Business
Southern Company's electric utilities generate and sell electricity to retail and wholesale customers. A condensed statement of income for the electricity business follows:

	2024	Increase (Decrease) from 2023
	(in millions)
Electric operating revenues	$21,603	$1,605
Fuel	4,096	(269)
Purchased power	883	—
Cost of other sales	237	66
Other operations and maintenance	5,111	432
Depreciation and amortization	4,034	169
Taxes other than income taxes	1,288	129
Estimated loss on Plant Vogtle Units 3 and 4	(21)	47
Total electric operating expenses	15,628	574
Operating income	5,975	1,031
Allowance for equity funds used during construction	209	(38)
Interest expense, net of amounts capitalized	1,372	98
Other income (expense), net	523	(10)
Income taxes	1,003	420
Net income	4,332	465
Net loss attributable to noncontrolling interests	(141)	(14)
Net Income Attributable to Southern Company	$4,473	$479

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
Electric Operating Revenues
Electric operating revenues for 2024 were $21.6 billion, reflecting a $1.6 billion, or 8.0%, increase from 2023. Details of electric operating revenues were as follows:

	2024	2023
	(in millions)
Retail electric — prior year	$16,343
Estimated change resulting from —
Rates and pricing	1,309
Sales growth	36
Weather	314
Fuel and other cost recovery	(212)
Retail electric — current year	$17,790	$16,343
Wholesale electric revenues	2,431	2,467
Other electric revenues	896	792
Other revenues	486	396
Electric operating revenues	$21,603	$19,998
Retail electric revenues increased $1.4 billion, or 8.9%, in 2024 as compared to 2023. The significant factors driving this change are shown in the preceding table. The increase in rates and pricing was primarily due to the inclusion of Plant Vogtle Units 3 and 4 in retail rates net of the elimination of the NCCR tariff at Georgia Power, customer bill credits in 2023 at Alabama Power related to the flowback of certain excess accumulated deferred income taxes, base tariff increases at Georgia Power in accordance with the 2022 ARP, higher contributions from commercial and industrial customers with variable demand-driven pricing at Georgia Power, and an increase in Rate CNP New Plant revenues at Alabama Power.
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
Wholesale electric revenues from power sales were as follows:

	2024	2023
	(in millions)
Capacity and other	$652	$630
Energy	1,779	1,837
Total	$2,431	$2,467
In 2024, wholesale electric revenues decreased $36 million, or 1.5%, as compared to 2023 due to a decrease of $58 million in energy revenues, partially offset by an increase of $22 million in capacity and other revenues. Energy revenues decreased $45 million at the traditional electric operating companies and $13 million at Southern Power primarily due to fuel and purchased power price decreases compared to 2023. Partially offsetting the Southern Power decrease was an increase in the volume of KWHs sold primarily under natural gas and solar PPAs. The increase in capacity revenues was primarily due to a net increase in revenues from capacity contracts at Georgia Power and an increase in capacity revenues associated with natural gas PPAs at Southern Power. The changes in capacity and energy revenues also reflect decreases resulting from power sales agreements that ended in 2023 at Alabama Power and Mississippi Power.
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
Other electric revenues increased $104 million, or 13.1%, in 2024 as compared to 2023. The increase was primarily due to increases of $77 million in open access transmission tariff sales at the traditional electric operating companies, $29 million in regulated sales primarily associated with power delivery construction and maintenance at Georgia Power, and $23 million in regulated outdoor lighting sales at Georgia Power, partially offset by a net increase of $17 million in realized losses associated with price stability products for retail customers on variable demand-driven pricing tariffs at Georgia Power and a decrease of $14 million related to liquidated damages receipts associated with generation facility production guarantees and an arbitration award in 2023 at Southern Power.
Other revenues increased $90 million, or 22.7%, in 2024 as compared to 2023. The increase was primarily due to increases of $71 million in unregulated sales at Georgia Power associated with power delivery construction and maintenance, energy conservation projects, and renewables and $13 million in unregulated outdoor lighting sales at the traditional electric operating companies.
Energy Sales
Changes in revenues are influenced heavily by the change in the volume of energy sold from year to year. KWH sales for 2024 and the percent change from 2023 were as follows:

	2024
	Total KWHs	Total KWH Percent Change	Weather-Adjusted Percent Change(*)
	(in billions)
Residential	49.3	4.7%	(0.5)%
Commercial	50.2	3.9	2.2
Industrial	48.9	0.7	0.7
Other	0.5	(3.1)	(3.7)
Total retail	148.9	3.0%	0.8%
Wholesale	50.1	(1.7)
Total energy sales	199.0	1.8%
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
Changes in retail energy sales are generally the result of changes in electricity usage by customers, weather, and the number of customers. Weather-adjusted retail energy sales increased by 1.1 billion KWHs in 2024 as compared to 2023. Weather-adjusted residential KWH sales decreased 0.5% primarily due to decreased customer usage, partially offset by customer growth. Weather-adjusted commercial KWH sales increased 2.2% primarily due to increased customer usage, primarily driven by existing data centers, and customer growth. Industrial KWH sales increased 0.7% primarily due to increases in the pipeline and transportation sectors, partially offset by a decrease in the primary metals sector.
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

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
Details of the Southern Company system's generation and purchased power were as follows:

	2024	2023
Total generation (in billions of KWHs)(a)	188	184
Total purchased power (in billions of KWHs)	18	18
Sources of generation (percent) —
Gas	52	54
Nuclear(a)	20	18
Coal	18	17
Hydro	2	3
Wind, Solar, and Other	8	8
Cost of fuel, generated (in cents per net KWH) —
Gas	2.62	2.77
Nuclear(a)(b)	0.86	0.76
Coal	3.94	4.33
Average cost of fuel, generated (in cents per net KWH)(a)	2.50	2.68
Average cost of purchased power (in cents per net KWH)(c)	5.14	5.17
(a)Excludes KWHs generated from test period energy at Plant Vogtle Units 3 and 4 prior to each unit's respective in-service date. The related fuel costs were charged to CWIP in accordance with FERC guidance. See Note 2 to the financial statements under "Georgia Power – Nuclear Construction" for additional information on Plant Vogtle Units 3 and 4.
(b)Excludes $55 million of credits recorded to nuclear fuel expense in 2024 resulting from litigation related to nuclear fuel disposal costs. See Note 3 to the financial statements under "Nuclear Fuel Disposal Costs" for additional information.
(c)Average cost of purchased power includes fuel purchased by the Southern Company system for tolling agreements where power is generated by the provider.
In 2024, total fuel and purchased power expenses were $5.0 billion, a decrease of $269 million, or 5.1%, as compared to 2023. The decrease was primarily the result of a $244 million decrease related to the average cost of fuel generated and purchased, partially offset by a $30 million net increase related to the volume of KWHs generated and purchased. Also contributing to the decrease was a $55 million credit to nuclear fuel expense at Georgia Power resulting from litigation related to nuclear fuel disposal costs. See Note 3 to the financial statements under "Nuclear Fuel Disposal Costs" for additional information.
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
Fuel
In 2024, fuel expense was $4.1 billion, a decrease of $269 million, or 6.2%, as compared to 2023. The decrease was primarily due to a 9.0% decrease in the average cost of coal per KWH generated, a 5.4% decrease in the average cost of natural gas per KWH generated, and a 3.5% decrease in the volume of KWHs generated by natural gas, partially offset by a 15.6% increase in the volume of KWHs generated by nuclear, a 13.2% increase in the average cost per KWH generated by nuclear, an 8.0% decrease in the volume of KWHs generated by hydro, and a 7.6% increase in the volume of KWHs generated by coal. Also contributing to the decrease was a $55 million credit to nuclear fuel expense at Georgia Power resulting from litigation related to nuclear fuel disposal costs. See Note 3 to the financial statements under "Nuclear Fuel Disposal Costs" for additional information.
Purchased Power
In 2024, purchased power expense was $883 million, which was flat compared to 2023.
Energy purchases will vary depending on demand for energy within the Southern Company system's electric service territory, the market prices of wholesale energy as compared to the cost of the Southern Company system's generation, and the availability of the Southern Company system's generation.
Cost of Other Sales
Cost of other sales increased $66 million, or 38.6%, in 2024 as compared to 2023. The increase was primarily due to increases of $40 million in expenses associated with unregulated power delivery construction and maintenance contracts at Georgia Power and $18 million in expenses associated with energy conservation projects at Georgia Power.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
Other Operations and Maintenance Expenses
Other operations and maintenance expenses increased $432 million, or 9.2%, in 2024 as compared to 2023. The increase was primarily due to increases of $170 million in generation expenses primarily associated with Plant Vogtle Units 3 and 4 being placed in service at Georgia Power, maintenance and scheduled outage expenses, and Rate CNP Compliance-related expenses at Alabama Power, $166 million in transmission and distribution expenses primarily related to line maintenance and billing adjustments with integrated transmission system owners at Georgia Power, $41 million in customer service and sales expenses including bad debt, $36 million related to an impairment loss associated with Alabama Power discontinuing the development of a multi-use commercial facility, $21 million associated with an additional Rate NDR accrual at Alabama Power, $20 million associated with reliability reserve accruals and reliability-related expenses at Alabama Power and Mississippi Power, $16 million associated with a gain on the sale of spare parts in 2023 at Southern Power, $11 million associated with an arbitration award received in 2023 at Southern Power related to losses previously incurred, and $10 million in amortization of deferred cloud implementation costs, partially offset by a $91 million increase in gains from sales of integrated transmission system assets at Georgia Power and a $31 million decrease in technology infrastructure and application production expenses. See Note 1 to the financial statements under "Storm Damage and Reliability Reserves" and "Impairment of Long-Lived Assets" and Note 2 to the financial statements under "Georgia Power – Transmission Asset Sales" and " – Nuclear Construction" for additional information.
Depreciation and Amortization
Depreciation and amortization increased $169 million, or 4.4%, in 2024 as compared to 2023. The increase was primarily due to an increase of $244 million associated with additional plant in service, partially offset by a decrease of $59 million in amortization of regulatory assets related to CCR AROs at Georgia Power as approved in the 2024 compliance filing under the terms of the 2022 ARP and an increase of $24 million in amortization of federal ITCs at Georgia Power. See Note 2 to the financial statements under "Georgia Power – Rate Plans" for additional information. Also see Note 10 to the financial statements for additional information on amortization of federal ITCs.
Taxes Other Than Income Taxes
Taxes other than income taxes increased $129 million, or 11.1%, in 2024 as compared to 2023. The increase was primarily due to increases of $92 million in property taxes primarily resulting from an increase in the assessed value of property at the traditional electric operating companies as well as a decrease in the capitalized portion of property taxes at Georgia Power primarily due to Plant Vogtle Units 3 and 4 being placed in service in July 2023 and April 2024, respectively, $23 million in municipal franchise fees resulting from higher retail revenues at Georgia Power, and $13 million in utility license taxes at Alabama Power resulting from an increase in the tax base. See Note 2 to the financial statements under "Georgia Power – Nuclear Construction" for additional information.
Estimated Loss on Plant Vogtle Units 3 and 4
Georgia Power recorded credits to income related to the estimated probable loss on Plant Vogtle Units 3 and 4 totaling $21 million and $68 million in 2024 and 2023, respectively. The credits to income reflected revisions to the total project capital cost forecast for the construction and completion of Plant Vogtle Units 3 and 4 and the related cost recovery. See Note 2 to the financial statements under "Georgia Power – Nuclear Construction" for additional information.
Allowance for Equity Funds Used During Construction
Allowance for equity funds used during construction decreased $38 million, or 15.4%, in 2024 as compared to 2023. The decrease was primarily associated with Plant Vogtle Units 3 and 4 being placed in service in July 2023 and April 2024, respectively, at Georgia Power and Plant Barry Unit 8 being placed in service in November 2023 at Alabama Power, partially offset by an increase in capital expenditures subject to AFUDC at Georgia Power. See Note 2 to the financial statements under "Georgia Power – Nuclear Construction" and "Alabama Power – Rate CNP New Plant" for additional information.
Interest Expense, Net of Amounts Capitalized
Interest expense, net of amounts capitalized increased $98 million, or 7.7%, in 2024 as compared to 2023. The increase primarily reflects approximately $43 million related to higher interest rates and $37 million related to higher average outstanding borrowings, as well as a net decrease of $35 million in AFUDC debt and capitalized interest primarily related to Plant Vogtle Units 3 and 4 at Georgia Power and Plant Barry Unit 8 at Alabama Power. See FINANCIAL CONDITION AND LIQUIDITY – "Sources of Capital" and "Financing Activities" herein, Note 2 to the financial statements under "Alabama Power – Rate CNP New Plant" and "Georgia Power – Nuclear Construction," and Note 8 to the financial statements for additional information.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
Income Taxes
Income taxes increased $420 million, or 72.0%, in 2024 as compared to 2023. The increase was primarily due to higher pre-tax earnings, a $197 million decrease in the flowback of certain excess deferred income taxes at Alabama Power, and a $112 million increase in charges to a valuation allowance on certain state tax credit carryforwards at Georgia Power, partially offset by an increase of $79 million in the generation of advanced nuclear PTCs at Georgia Power and $26 million from the recognition of certain state tax positions from amended returns at Georgia Power. See Note 10 to the financial statements for additional information.
Net Loss Attributable to Noncontrolling Interests
Substantially all noncontrolling interests relate to renewable projects at Southern Power. Net loss attributable to noncontrolling interests increased $14 million, or 11.0%, in 2024 as compared to 2023. The increased loss was primarily due to $23 million in higher HLBV loss allocations to Southern Power's tax equity partners, partially offset by $12 million in higher income allocations to Southern Power's equity partners.
Gas Business
Southern Company Gas distributes natural gas through utilities in four states and is involved in several other complementary businesses including gas pipeline investments and gas marketing services.
A condensed statement of income for the gas business follows:

	2024	Increase (Decrease) from 2023
	(in millions)
Operating revenues	$4,456	$(246)
Cost of natural gas	1,196	(448)
Other operations and maintenance	1,235	(40)
Depreciation and amortization	650	68
Taxes other than income taxes	248	(14)
Total operating expenses	3,329	(434)
Operating income	1,127	188
Earnings from equity method investments	146	6
Interest expense, net of amounts capitalized	341	31
Other income (expense), net	66	9
Income taxes	258	47
Net income	$740	$125
Southern Company Gas measures weather and the effect on its business using Heating Degree Days. Generally, increased Heating Degree Days result in higher demand for natural gas on Southern Company Gas' distribution system. During the Heating Season, more customers are connected to Southern Company Gas' distribution systems and natural gas usage is higher in periods of colder weather. As a result, operating results can vary significantly from quarter to quarter. For 2024, the percentage of operating revenues and net income generated during the Heating Season was 62% and 80%, respectively. For 2023, the percentage of operating revenues and net income generated during the Heating Season was 67% and 73%, respectively.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
Operating Revenues
Operating revenues in 2024 were $4.5 billion, reflecting a $246 million, or 5.2%, decrease compared to 2023. Details of operating revenues were as follows:

2024
(in millions)
Operating revenues – prior year	$4,702
Estimated change resulting from –
Rate changes	243
Gas costs and other cost recovery	(407)
Gas marketing services	(30)
Other	(52)
Operating revenues – current year	$4,456
Revenues increased from rate changes in 2024 primarily due to base rate increases at the natural gas distribution utilities. See Note 2 to the financial statements under "Southern Company Gas – Rate Proceedings" for additional information.
Revenues associated with gas costs and other cost recovery decreased in 2024 primarily due to lower natural gas cost recovery associated with lower natural gas prices and lower demand associated with warmer weather. The natural gas distribution utilities have weather or revenue normalization mechanisms that mitigate revenue fluctuations from customer consumption changes. Natural gas distribution rates include provisions to adjust billings for fluctuations in natural gas costs. Therefore, gas costs recovered through natural gas revenues generally equal the amount expensed in cost of natural gas and do not affect net income from the natural gas distribution utilities. See "Cost of Natural Gas" herein for additional information.
Revenues from gas marketing services decreased in 2024 primarily due to lower commodity prices.
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
Cost of Natural Gas
Excluding Atlanta Gas Light, which does not sell natural gas to end-use customers, the natural gas distribution utilities' rates include provisions to adjust billings for fluctuations in natural gas costs. Therefore, gas costs recovered through natural gas revenues generally equal the amount expensed in cost of natural gas and do not affect net income from the natural gas distribution utilities. See Note 2 to the financial statements under "Southern Company Gas – Natural Gas Cost Recovery" for additional information. Cost of natural gas at the natural gas distribution utilities represented 80.3% of the total cost of natural gas for 2024.
Gas marketing services customers are charged for actual and estimated natural gas consumed. Cost of natural gas includes the cost of fuel and associated transportation costs, lost and unaccounted for gas, and gains and losses associated with certain derivatives.
Cost of natural gas was $1.2 billion, a decrease of $448 million, or 27.3%, in 2024 as compared to 2023, which reflects lower gas cost recovery in 2024 as a result of a 17.1% decrease in natural gas prices compared to 2023.
Other Operations and Maintenance Expenses
Other operations and maintenance expenses decreased $40 million, or 3.1%, in 2024 as compared to 2023. The decrease was primarily due to prior year regulatory disallowances totaling $88 million at Nicor Gas and decreases of $12 million related to energy services contracts and $9 million in expenses passed through to customers primarily related to bad debt and energy efficiency programs at the natural gas distribution utilities, partially offset by increases of $56 million in compensation and benefit expenses and $20 million in survey, locate, and inspection expenses for distribution gas mains. See Note 2 to the financial statements under "Southern Company Gas" for additional information.
Depreciation and Amortization
Depreciation and amortization increased $68 million, or 11.7%, in 2024 as compared to 2023. The increase was primarily due to continued investments at the natural gas distribution utilities. See Note 2 to the financial statements under "Southern Company Gas – Infrastructure Replacement Programs and Capital Projects" for additional information.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
Interest Expense, Net of Amounts Capitalized
Interest expense, net of amounts capitalized increased $31 million, or 10.0%, in 2024 as compared to 2023. The increase reflects approximately $17 million related to higher average outstanding borrowings and $14 million related to higher interest rates. See FINANCIAL CONDITION AND LIQUIDITY – "Sources of Capital" and "Financing Activities" herein and Note 8 to the financial statements for additional information.
Income Taxes
Income taxes increased $47 million, or 22.3%, in 2024 as compared to 2023. The increase was primarily due to higher pre-tax earnings. See Note 10 to the financial statements for additional information.
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
A condensed statement of operations for Southern Company's other business activities follows:

	2024	Increase (Decrease) from 2023
	(in millions)
Operating revenues	$665	$111
Cost of other sales	411	56
Other operations and maintenance	213	38
Depreciation and amortization	71	(6)
Taxes other than income taxes	4	—
Total operating expenses	699	88
Operating income (loss)	(34)	23
Earnings (loss) from equity method investments	(16)	(21)
Interest expense	1,030	167
Other income (expense), net	(24)	(8)
Income taxes (benefit)	(292)	6
Net loss	$(812)	$(179)
Operating Revenues
Operating revenues for these other business activities increased $111 million, or 20.0%, in 2024 as compared to 2023 primarily due to an increase of $120 million at PowerSecure primarily related to distributed infrastructure projects, partially offset by a decrease of $18 million at Southern Linc primarily related to equipment sales associated with commercial customers.
Cost of Other Sales
Cost of other sales for these other business activities increased $56 million, or 15.8%, in 2024 as compared to 2023 primarily due to an increase of $82 million at PowerSecure primarily related to distributed infrastructure projects, partially offset by a decrease of $15 million at Southern Linc primarily related to equipment sales associated with commercial customers.
Other Operations and Maintenance
Other operations and maintenance expenses for these other business activities increased $38 million, or 21.7%, in 2024 as compared to 2023 primarily due to an increase at the parent company primarily related to higher director compensation expenses.
Earnings (Loss) from Equity Method Investments
Earnings (loss) from equity method investments for these other business activities decreased $21 million in 2024 as compared to 2023. The decrease was primarily due to investment losses at Southern Holdings. See Note 7 to the financial statements under "Southern Company" for additional information on Southern Holdings' equity method investments.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
Interest Expense
Interest expense for these other business activities increased $167 million, or 19.4%, in 2024 as compared to 2023. The increase primarily results from parent company financing activities and includes approximately $88 million related to higher average outstanding borrowings and $59 million related to higher interest rates. See Note 8 to the financial statements for additional information.
Income Taxes (Benefit)
The income tax benefit for these other business activities decreased $6 million, or 2.0%, in 2024 as compared to 2023. The decrease was primarily due to a $35 million tax benefit in 2023 at the parent company related to a reversal of an uncertain tax position associated with the 2019 sale of Gulf Power as well as higher pre-tax earnings at PowerSecure, largely offset by higher pre-tax losses at the parent company.
Alabama Power
Alabama Power's 2024 net income was $1.4 billion, representing a $33 million, or 2.4%, increase from 2023. The increase was primarily due to an increase in retail electric revenues associated with weather impacts, as well as an increase in Rate CNP New Plant revenues and an increase in other revenues. These increases to income were partially offset by increases in non-fuel operations and maintenance expenses, depreciation, and taxes other than income taxes. See Note 2 to the financial statements under "Alabama Power" for additional information.
A condensed income statement for Alabama Power follows:

	2024	Increase (Decrease) from 2023
	(in millions)
Operating revenues	$7,554	$504
Fuel	1,358	59
Purchased power	374	(130)
Other operations and maintenance	1,895	126
Depreciation and amortization	1,459	58
Taxes other than income taxes	471	29
Total operating expenses	5,557	142
Operating income	1,997	362
Allowance for equity funds used during construction	57	(25)
Interest expense, net of amounts capitalized	448	23
Other income (expense), net	157	(2)
Income taxes	360	279
Net income	$1,403	$33

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
Operating Revenues
Operating revenues for 2024 were $7.6 billion, reflecting a $504 million, or 7.1%, increase from 2023. Details of operating revenues were as follows:

	2024	2023
	(in millions)
Retail — prior year	$6,159
Estimated change resulting from —
Rates and pricing	460
Sales decline	(19)
Weather	84
Fuel and other cost recovery	(45)
Retail — current year	$6,639	$6,159
Wholesale revenues —
Non-affiliates	337	424
Affiliates	139	60
Total wholesale revenues	476	484
Other operating revenues	439	407
Total operating revenues	$7,554	$7,050
Retail revenues increased $480 million, or 7.8%, in 2024 as compared to 2023. The significant factors driving this change are shown in the preceding table. The increase in rates and pricing was primarily due to customer bill credits in 2023 related to the flowback of certain excess accumulated deferred income taxes as well as an increase in Rate CNP New Plant revenues. See Note 2 to the financial statements under "Alabama Power – Rate CNP New Plant" for additional information.
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
Wholesale revenues from sales to non-affiliated utilities were as follows:

	2024	2023
	(in millions)
Capacity and other	$108	$163
Energy	229	261
Total non-affiliated	$337	$424
In 2024, wholesale revenues from sales to non-affiliates decreased $87 million, or 20.5%, as compared to 2023. The decrease primarily reflects a 30.8% decrease in the volume of KWHs sold as a result of power sales agreements that ended in May 2023.
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
In 2024, wholesale revenues from sales to affiliates increased $79 million, or 131.7%, as compared to 2023. The revenue increase was primarily due to an increase of 165.5% in the volume of KWH sales due to affiliated company energy needs.
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
In 2024, other operating revenues increased $32 million, or 7.9%, as compared to 2023 primarily due to a $30 million increase in transmission revenue primarily associated with open access transmission tariff sales.
Energy Sales
Changes in revenues are influenced heavily by the change in the volume of energy sold from year to year. KWH sales for 2024 and the percent change from 2023 were as follows:

	2024
	Total KWHs	Total KWH Percent Change	Weather-Adjusted Percent Change(*)
	(in billions)
Residential	18.1	4.0%	(0.7)%
Commercial	13.2	2.4	0.8
Industrial	20.5	0.7	0.7
Other	0.1	0.5	0.5
Total retail	51.9	2.3%	0.3%
Wholesale
Non-affiliates	6.5	(30.8)
Affiliates	5.6	165.5
Total wholesale	12.1	5.7
Total energy sales	64.0	2.9%
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
Changes in retail energy sales are generally the result of changes in electricity usage by customers, weather, and the number of customers. Revenues attributable to changes in sales decreased in 2024 when compared to 2023. In 2024, weather-adjusted residential KWH sales decreased 0.7% primarily due to a decrease in customer usage. Weather-adjusted commercial KWH sales increased 0.8% primarily due to customer growth. Industrial KWH sales increased 0.7% primarily due to an increase in the pipeline and forest products sectors.
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

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
Details of Alabama Power's generation and purchased power were as follows:

	2024	2023
Total generation (in billions of KWHs)	60.0	54.5
Total purchased power (in billions of KWHs)	6.9	10.8
Sources of generation (percent) —
Gas	35	31
Coal	34	35
Nuclear	25	27
Hydro	6	7
Cost of fuel, generated (in cents per net KWH) —
Gas	2.73	2.99
Coal	3.19	3.46
Nuclear	0.72	0.69
Average cost of fuel, generated (in cents per net KWH)	2.36	2.50
Average cost of purchased power (in cents per net KWH)(*)	5.72	4.98
(*)Average cost of purchased power includes fuel, energy, and transmission purchased by Alabama Power for tolling agreements where power is generated by the provider.
Fuel and purchased power expenses were $1.7 billion in 2024, a decrease of $71 million, or 3.9%, compared to 2023. The decrease was primarily due to a $54 million net decrease related to the average cost of fuel and purchased power and a $17 million net decrease related to the volume of KWHs generated and purchased.
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
Fuel
Fuel expense was $1.4 billion in 2024, an increase of $59 million, or 4.5%, compared to 2023. The increase was primarily due to a 23.1% increase in the volume of KWHs generated by natural gas, an 8.4% increase in the volume of KWHs generated by coal, and a 9.6% decrease in the volume of KWHs generated by hydro facilities as a result of less rainfall, partially offset by an 8.7% decrease in the average cost per KWH generated by natural gas, which excludes tolling agreements, and a 7.8% decrease in the average cost per KWH generated by coal.
Purchased Power – Non-Affiliates
Purchased power expense from non-affiliates was $199 million in 2024, a decrease of $54 million, or 21.3%, compared to 2023. The decrease was primarily due to a 31.3% decrease in the volume of KWHs purchased as a result of a PPA that ended in May 2023 and the availability of Plant Barry Unit 8 and Central Alabama Generating Station generation, partially offset by a 12.5% increase in the average cost per KWH purchased.
Energy purchases from non-affiliates will vary depending on the market prices of wholesale energy as compared to the cost of the Southern Company system's generation, demand for energy within the Southern Company system's electric service territory, and the availability of the Southern Company system's generation.
Purchased Power – Affiliates
Purchased power expense from affiliates was $175 million in 2024, a decrease of $76 million, or 30.3%, compared to 2023. The decrease was primarily due to a 42.4% decrease in the volume of KWHs purchased due to the availability of Plant Barry Unit 8 and Central Alabama Generating Station generation and a reduction in capacity-related expenses due to lower capacity needs in 2024, partially offset by a 21.0% increase in the average cost per KWH purchased.
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

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
Other Operations and Maintenance Expenses
Other operations and maintenance expenses increased $126 million, or 7.1%, in 2024 as compared to 2023. The increase was primarily due to increases of $36 million related to an impairment loss associated with Alabama Power discontinuing the development of a multi-use commercial facility, $21 million associated with an additional Rate NDR accrual, $16 million in certain employee compensation and benefits, $15 million in Rate CNP Compliance-related expenses, $10 million associated with reliability reserve accruals and reliability-related expenses, $10 million in customer accounts primarily associated with bad debt expense, $9 million in transmission and distribution expenses primarily due to vegetation management, and $8 million related to the injuries and damages reserve. These increases were partially offset by a decrease of $28 million in technology infrastructure and application production costs.
See Note 1 to the financial statements under "Impairment of Long-Lived Assets" and Note 2 to the financial statements under "Alabama Power – Rate CNP Compliance," " – Rate NDR," and " – Reliability Reserve Accounting Order" for additional information.
Depreciation and Amortization
Depreciation and amortization increased $58 million, or 4.1%, in 2024 as compared to 2023 primarily due to additional plant in service related to transmission and distribution facilities as well as Plant Barry Unit 8 being placed in service in November 2023. See Note 2 to the financial statements under "Alabama Power – Rate CNP New Plant" for additional information.
Taxes Other Than Income Taxes
Taxes other than income taxes increased $29 million, or 6.6%, in 2024 as compared to 2023 primarily due to increases of $13 million in property taxes primarily resulting from an increase in the assessed value of property and $13 million in utility license taxes resulting from an increase in the tax base.
Allowance for Equity Funds Used During Construction
Allowance for equity funds used during construction decreased $25 million, or 30.5%, in 2024 as compared to 2023 primarily due to Plant Barry Unit 8 being placed in service in November 2023. See Note 2 to the financial statements under "Alabama Power – Rate CNP New Plant" for additional information.
Interest Expense, Net of Amounts Capitalized
Interest expense, net of amounts capitalized increased $23 million, or 5.4%, in 2024 as compared to 2023. The increase was primarily associated with increases of approximately $8 million related to higher interest rates and $8 million related to higher average outstanding borrowings, as well as a decrease of $8 million in AFUDC debt primarily due to Plant Barry Unit 8 being placed in service in November 2023. See FINANCIAL CONDITION AND LIQUIDITY – "Sources of Capital," Note 2 to the financial statements under "Alabama Power – Rate CNP New Plant," and Note 8 to the financial statements for additional information.
Income Taxes
Income taxes increased $279 million in 2024 as compared to 2023 primarily due to a decrease of $197 million in the flowback of certain excess deferred income taxes, as well as higher pre-tax earnings. See Note 2 to the financial statements under "Alabama Power – Excess Accumulated Deferred Income Tax Accounting Order" and Note 10 to the financial statements for additional information.
Georgia Power
Georgia Power's 2024 net income was $2.5 billion, representing a $0.5 billion, or 22.3%, increase from the previous year. The increase was primarily due to higher retail revenues associated with the inclusion of Plant Vogtle Units 3 and 4 in retail rates, base tariff increases in accordance with the 2022 ARP, and weather impacts, partially offset by a $112 million increase in charges to a valuation allowance on certain state tax credit carryforwards.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
A condensed income statement for Georgia Power follows:

	2024	Increase (Decrease) from 2023
	(in millions)
Operating revenues	$11,331	$1,213
Fuel	1,658	(123)
Purchased power	1,360	79
Other operations and maintenance	2,372	289
Depreciation and amortization	1,774	93
Taxes other than income taxes	647	106
Estimated loss on Plant Vogtle Units 3 and 4	(21)	47
Total operating expenses	7,790	491
Operating income	3,541	722
Allowance for equity funds used during construction	152	(13)
Interest expense, net of amounts capitalized	725	99
Other income (expense), net	178	8
Income taxes (benefit)	603	155
Net income	$2,543	$463
Operating Revenues
Operating revenues for 2024 were $11.3 billion, reflecting a $1.2 billion, or 12.0%, increase from 2023. Details of operating revenues were as follows:

	2024	2023
	(in millions)
Retail — prior year	$9,222
Estimated change resulting from —
Rates and pricing	838
Sales growth	53
Weather	224
Fuel cost recovery	(150)
Retail — current year	$10,187	$9,222
Wholesale revenues	265	188
Other operating revenues	879	708
Total operating revenues	$11,331	$10,118
Retail revenues increased $1.0 billion, or 10.5%, in 2024 as compared to 2023. The significant factors driving this change are shown in the preceding table. The increase in rates and pricing was primarily due to the inclusion of Plant Vogtle Units 3 and 4 in retail rates net of the elimination of the NCCR tariff, base tariff increases in accordance with the 2022 ARP, and higher contributions from commercial and industrial customers with variable demand-driven pricing. See Note 2 to the financial statements under "Georgia Power" for additional information.
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

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
Wholesale revenues from power sales were as follows:

	2024	2023
	(in millions)
Capacity and other	$127	$66
Energy	138	122
Total	$265	$188
In 2024, wholesale revenues increased $77 million, or 41.0%, as compared to 2023 largely due to increases of $85 million related to the volume of KWH sales associated with higher market demand and $76 million related to net additional capacity from wholesale capacity contracts, partially offset by a decrease of $89 million related to the average cost per KWH sold due to lower Southern Company system fuel and purchased power prices.
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
In 2024, other operating revenues increased $171 million, or 24.2%, as compared to 2023 primarily due to increases of $76 million in unregulated sales primarily associated with power delivery construction and maintenance, energy conservation projects, and renewables, $40 million in open access transmission tariff sales, $29 million in regulated sales primarily associated with power delivery construction and maintenance, $23 million in regulated outdoor lighting sales, $8 million in pole attachment revenues, and $8 million in solar program fees, partially offset by a net increase of $17 million in realized losses associated with price stability products for retail customers on variable demand-driven pricing tariffs.
Energy Sales
Changes in revenues are influenced heavily by the change in the volume of energy sold from year to year. KWH sales for 2024 and the percent change from 2023 were as follows:

	2024
	Total KWHs	Total KWH Percent Change	Weather-Adjusted Percent Change(*)
	(in billions)
Residential	29.1	5.4%	(0.2)%
Commercial	34.0	4.4	2.6
Industrial	23.7	0.8	0.2
Other	0.4	(3.3)	(4.1)
Total retail	87.2	3.7%	1.0%
Wholesale	4.6	75.2
Total energy sales	91.8	5.9%
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
Changes in retail energy sales are generally the result of changes in electricity usage by customers, weather, and the number of customers. Revenues attributable to changes in sales increased in 2024 when compared to 2023. Weather-adjusted residential sales decreased 0.2% primarily due to decreased customer usage, partially offset by customer growth. Weather-adjusted commercial KWH sales increased 2.6% primarily due to increased customer usage, primarily driven by existing data centers, and

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
customer growth. Weather-adjusted industrial KWH sales increased 0.2% primarily due to an increase in the transportation sector, largely offset by a decrease in the electronics sector.
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
Details of Georgia Power's generation and purchased power were as follows:

	2024	2023
Total generation (in billions of KWHs)(a)	64.7	60.3
Total purchased power (in billions of KWHs)	30.8	29.6
Sources of generation (percent) —
Gas	44	49
Nuclear(a)	34	29
Coal	19	19
Hydro and other	3	3
Cost of fuel, generated (in cents per net KWH) —
Gas	2.88	3.07
Nuclear(a)(b)	0.96	0.82
Coal	4.94	5.59
Average cost of fuel, generated (in cents per net KWH)(a)(b)	2.61	2.90
Average cost of purchased power (in cents per net KWH)(c)	4.65	4.63
(a)Excludes KWHs generated from test period energy at Plant Vogtle Units 3 and 4 prior to each unit's respective in-service date. The related fuel costs were charged to CWIP in accordance with FERC guidance. See Note 2 to the financial statements under "Georgia Power – Nuclear Construction" for additional information on Plant Vogtle Units 3 and 4.
(b)Excludes $55 million of credits recorded to nuclear fuel expense in 2024 resulting from litigation related to nuclear fuel disposal costs. See Note 3 to the financial statements under "Nuclear Fuel Disposal Costs" for additional information.
(c)Average cost of purchased power includes fuel purchased by Georgia Power for tolling agreements where power is generated by the provider.
Fuel and purchased power expenses were $3.0 billion in 2024, a decrease of $44 million, or 1.4%, compared to 2023. The decrease was due to a net decrease of $96 million related to the average cost of fuel and purchased power and $55 million of credits recorded to nuclear fuel expense resulting from litigation related to nuclear fuel disposal costs, partially offset by an increase of $107 million related to the volume of KWHs generated and purchased. See Note 3 to the financial statements under "Nuclear Fuel Disposal Costs" for additional information.
Fuel and purchased power energy transactions do not have a significant impact on earnings since these fuel expenses are generally offset by fuel revenues through Georgia Power's fuel cost recovery mechanism. See Note 2 to the financial statements under "Georgia Power – Fuel Cost Recovery" for additional information.
Fuel
Fuel expense was $1.7 billion in 2024, a decrease of $123 million, or 6.9%, compared to 2023. The decrease was primarily due to $55 million of credits recorded to nuclear fuel expense resulting from litigation related to nuclear fuel disposal costs and decreases of 11.6% in the average cost per KWH generated by coal, 6.2% in the average cost per KWH generated by natural gas, and 3.5% in the volume of KWHs generated by natural gas, partially offset by increases of 26.8% in the volume of KWHs generated by nuclear, 17.1% in the average cost per KWH generated by nuclear, and 6.9% in the volume of KWHs generated by coal.
Purchased Power – Non-Affiliates
Purchased power expense from non-affiliates was $615 million in 2024, an increase of $98 million, or 19.0%, compared to 2023. The increase was primarily due to an increase of 28.8% in the volume of KWHs purchased as Georgia Power and other Southern Company system units generally dispatched at a higher cost than available market resources, partially offset by a decrease of 10.3% in the average cost per KWH purchased primarily due to lower natural gas prices.

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
Purchased Power – Affiliates
Purchased power expense from affiliates was $745 million in 2024, a decrease of $19 million, or 2.5%, compared to 2023. The decrease was primarily due to a decrease of 6.3% in the volume of KWHs purchased as Southern Company system units generally dispatched at a higher cost than available market resources, partially offset by capacity purchased through a new PPA with Mississippi Power and an increase of 3.8% in the average cost per KWH purchased.
Energy purchases from affiliates will vary depending on the demand and the availability and cost of generating resources at each company within the Southern Company system. These purchases are made in accordance with the IIC or other contractual agreements, all as approved by the FERC.
Other Operations and Maintenance Expenses
Other operations and maintenance expenses increased $289 million, or 13.9%, in 2024 as compared to 2023. The increase was primarily due to increases of $167 million in transmission and distribution costs primarily associated with line maintenance and billing adjustments with integrated transmission system owners, $126 million in generation expenses largely resulting from Plant Vogtle Units 3 and 4 being placed in service in July 2023 and April 2024, respectively, $40 million in expenses associated with unregulated power delivery construction and maintenance contracts, and $27 million in customer service and sales costs primarily associated with bad debt expense. Partially offsetting the increase was an increase of $91 million in gains from sales of integrated transmission system assets. See Note 2 to the financial statements under "Georgia Power – Transmission Asset Sales" and " – Nuclear Construction" for additional information.
Depreciation and Amortization
Depreciation and amortization increased $93 million, or 5.5%, in 2024 as compared to 2023 primarily due to an increase of $173 million associated with additional plant in service, partially offset by a decrease of $59 million in amortization of regulatory assets related to CCR AROs as approved in the 2024 compliance filing under the terms of the 2022 ARP and an increase of $24 million in amortization of federal ITCs. See Note 2 to the financial statements under "Georgia Power – Rate Plans" for additional information. Also see Note 10 to the financial statements for additional information on amortization of federal ITCs.
Taxes Other Than Income Taxes
Taxes other than income taxes increased $106 million, or 19.6%, in 2024 as compared to 2023 primarily due to an increase of $53 million in property taxes primarily resulting from an increase in the assessed value of property, a decrease of $30 million in property taxes capitalized primarily due to Plant Vogtle Units 3 and 4 being placed in service in July 2023 and April 2024, respectively, and an increase of $23 million in municipal franchise fees resulting from higher retail revenues. See Note 2 to the financial statements under "Georgia Power – Nuclear Construction" for additional information on Plant Vogtle Units 3 and 4.
Estimated Loss on Plant Vogtle Units 3 and 4
Georgia Power recorded credits to income related to the estimated probable loss on Plant Vogtle Units 3 and 4 totaling $21 million and $68 million in 2024 and 2023, respectively. The credits to income reflected revisions to the total project capital cost forecast for the construction and completion of Plant Vogtle Units 3 and 4 and the related cost recovery. See Note 2 to the financial statements under "Georgia Power – Nuclear Construction" for additional information.
Allowance for Equity Funds Used During Construction
Allowance for equity funds used during construction decreased $13 million, or 7.9%, in 2024 as compared to 2023 primarily due to Plant Vogtle Units 3 and 4 being placed in service in July 2023 and April 2024, respectively, partially offset by an increase in capital expenditures subject to AFUDC. See Note 2 to the financial statements under "Georgia Power – Nuclear Construction" for additional information.
Interest Expense, Net of Amounts Capitalized
Interest expense, net of amounts capitalized increased $99 million, or 15.8%, in 2024 as compared to 2023. The increase was primarily associated with increases of approximately $36 million related to higher average outstanding borrowings and $30 million related to higher interest rates, as well as a decrease of $31 million in AFUDC debt primarily related to Plant Vogtle Units 3 and 4. See FINANCIAL CONDITION AND LIQUIDITY – "Sources of Capital" and "Financing Activities" herein, Note 2 to

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
the financial statements under "Georgia Power – Nuclear Construction," and Note 8 to the financial statements for additional information.
Income Taxes
Income taxes increased $155 million, or 34.6%, in 2024 as compared to 2023 primarily due to higher pre-tax earnings and a $112 million increase in charges to a valuation allowance on certain state tax credit carryforwards, partially offset by an increase of $79 million in the generation of advanced nuclear PTCs and $26 million from the recognition of certain state tax positions from amended returns. See Note 10 to the financial statements for additional information.
Mississippi Power
Mississippi Power's net income was $199 million in 2024 compared to $188 million in 2023. The increase was primarily due to increases in affiliate wholesale capacity revenues, partially offset by increases in income taxes and non-fuel operations and maintenance expenses.
A condensed income statement for Mississippi Power follows:

	2024	Increase (Decrease) from 2023
	(in millions)
Operating revenues	$1,463	$(11)
Fuel and purchased power	477	(61)
Other operations and maintenance	370	8
Depreciation and amortization	193	3
Taxes other than income taxes	127	3
Total operating expenses	1,167	(47)
Operating income	296	36
Interest expense, net of amounts capitalized	77	6
Other income (expense), net	27	(8)
Income taxes	47	11
Net income	$199	$11
Operating Revenues
Operating revenues for 2024 were $1.5 billion, reflecting an $11 million, or 0.7%, decrease from 2023. Details of operating revenues were as follows:

	2024	2023
	(in millions)
Retail — prior year	$963
Estimated change resulting from —
Rates and pricing	11
Sales growth	2
Weather	7
Fuel and other cost recovery	(18)
Retail — current year	$965	$963
Wholesale revenues —
Non-affiliates	228	272
Affiliates	218	200
Total wholesale revenues	446	472
Other operating revenues	52	39
Total operating revenues	$1,463	$1,474

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
Retail revenues for 2024 increased $2 million, or 0.2%, compared to 2023. The significant factors driving this change are shown in the preceding table. The increase in rates and pricing was primarily due to certain regulatory assets that fully amortized in December 2023 and higher ECO Plan rates that became effective in June 2024. See Note 2 to the financial statements under "Mississippi Power – Environmental Compliance Overview Plan" for additional information.
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
Wholesale revenues from power sales to non-affiliated utilities, including FERC-regulated MRA sales as well as market-based sales, were as follows:

	2024	2023
	(in millions)
Capacity and other	$2	$21
Energy	226	251
Total non-affiliated	$228	$272
Wholesale revenues from sales to non-affiliates decreased $44 million, or 16.2%, in 2024 as compared to 2023. The decrease was largely due to decreases of $35 million associated with power supply agreements mainly due to agreements that ended in 2023 and $10 million associated with MRA customers primarily due to lower recoverable fuel costs and customer usage, partially offset by an increase in demand as a result of weather impacts.
Wholesale revenues from sales to non-affiliates will vary depending on fuel prices, the market prices of wholesale energy compared to the cost of Mississippi Power's and the Southern Company system's generation, demand for energy within the Southern Company system's electric service territory, and the availability of the Southern Company system's generation. Increases and decreases in energy revenues that are driven by fuel prices are accompanied by an increase or decrease in fuel costs and do not have a significant impact on net income. In addition, Mississippi Power provides service under long-term contracts with rural electric cooperative associations and a municipality located in southeastern Mississippi under requirements cost-based electric tariffs which are subject to regulation by the FERC. The contracts with these wholesale customers represented 13.9% of Mississippi Power's total operating revenues in 2024. Short-term opportunity energy sales are also included in sales for resale to non-affiliates. These opportunity sales are made at market-based rates that generally provide a margin above Mississippi Power's variable cost to produce the energy. See Note 2 under "Mississippi Power – Municipal and Rural Associations Tariff" for additional information.
Wholesale revenues from sales to affiliates increased $18 million, or 9.0%, in 2024 compared to 2023. The increase was primarily due to an increase of $60 million in capacity revenues primarily associated with a new PPA with Georgia Power and $4 million related to the price of energy driven by natural gas prices. This increase was partially offset by decreases of $31 million in capacity revenues mainly associated with Mississippi Power's lower availability of generation reserves to the Southern Company power pool and $15 million primarily related to the volume of KWH sales. See Note 2 to the financial statements under "Mississippi Power – Integrated Resource Plans" for additional information.
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
In 2024, other operating revenues increased $13 million, or 33.3%, as compared to 2023 primarily due to an increase in open access transmission tariff revenues.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
Energy Sales
Changes in revenues are influenced heavily by the change in the volume of energy sold from year to year. KWH sales for 2024 and the percent change from 2023 were as follows:

	2024
	Total KWHs	Total KWH Percent Change	Weather-Adjusted Percent Change(*)
	(in millions)
Residential	2,097	0.3%	(2.4)%
Commercial	2,924	3.9	2.8
Industrial	4,735	0.3	0.3
Other	24	(13.3)	(13.3)
Total retail	9,780	1.3%	0.4%
Wholesale
Non-affiliated	3,132	(18.4)
Affiliated	5,107	(9.0)
Total wholesale	8,239	(12.8)
Total energy sales	18,019	(5.7)%
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
Changes in retail energy sales are generally the result of changes in electricity usage by customers, weather, and the number of customers. Revenues attributable to changes in sales increased in 2024 when compared to 2023. Weather-adjusted residential KWH sales decreased 2.4% primarily due to decreased customer usage. Weather-adjusted commercial KWH sales increased 2.8% primarily due to increased customer usage. Industrial KWH sales increased 0.3% primarily due to an increase in the chemicals sector.
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
Details of Mississippi Power's generation and purchased power were as follows:

	2024	2023
Total generation (in millions of KWHs)	17,667	18,789
Total purchased power (in millions of KWHs)	821	524
Sources of generation (percent) —
Gas	92	92
Coal	8	8
Cost of fuel, generated (in cents per net KWH) —
Gas	2.39	2.68
Coal	5.31	5.46
Average cost of fuel, generated (in cents per net KWH)	2.65	2.90
Average cost of purchased power (in cents per net KWH)	4.40	4.27
Fuel and purchased power expenses were $477 million in 2024, a decrease of $61 million, or 11.3%, as compared to 2023. The decrease was primarily due to a $45 million net decrease related to the average cost of fuel and purchased power and a $16 million net decrease related to the volume of KWHs generated and purchased.

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
Fuel expense decreased $75 million, or 14.5%, in 2024 as compared to 2023 primarily due to a 10.8% decrease in the average cost of natural gas per KWH generated and a 7.1% decrease in the volume of KWHs generated by natural gas.
Purchased power expense increased $14 million, or 63.6%, in 2024 as compared to 2023 primarily due to a 56.7% increase in the volume of KWHs purchased and a 3.0% increase in the average cost per KWH purchased.
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
Other Operations and Maintenance Expenses
Other operations and maintenance expenses increased $8 million, or 2.2%, in 2024 as compared to 2023. The increase was primarily due to increases of $10 million in reliability reserve accruals, $6 million in generation expenses primarily associated with non-outage costs, and $4 million in certain compensation and benefits expenses. These increases were partially offset by decreases of $12 million associated with previously deferred Plant Ratcliffe expenses that fully amortized in December 2023 and $4 million associated with the Kemper County energy facility largely due to a decrease in dismantlement costs in 2024 when compared to 2023. See Notes 2 and 3 to the financial statements under "Mississippi Power – Reliability Reserve Accounting Order" and "Other Matters – Mississippi Power," respectively, for additional information.
Interest Expense, Net of Amounts Capitalized
Interest expense, net of amounts capitalized increased $6 million, or 8.5%, in 2024 as compared to 2023. The increase was primarily due to increases of approximately $4 million related to higher average outstanding borrowings and $2 million related to higher interest rates. See FINANCIAL CONDITION AND LIQUIDITY – "Sources of Capital" and "Financing Activities" herein and Note 8 to the financial statements for additional information.
Other Income (Expense), Net
Other income (expense), net decreased $8 million, or 22.9%, in 2024 as compared to 2023 primarily due to an increase of $13 million in charitable donations, partially offset by an increase of $3 million in customer charges related to contributions in aid of construction.
Income Taxes
Income taxes increased $11 million, or 30.6%, in 2024 as compared to 2023 primarily due to a decrease of $6 million in the flowback of certain excess deferred income taxes and higher pre-tax earnings. See Note 10 to the financial statements for additional information.
Southern Power
Net income attributable to Southern Power for 2024 was $328 million, a $29 million decrease from 2023. The decrease was primarily related to increases in scheduled outage and maintenance expenses, a prior year receipt of an arbitration award for losses previously incurred, and a prior year gain on the sale of spare parts, partially offset by an increase in PPA capacity revenues related to new natural gas PPAs and higher HLBV income associated with tax equity partnerships.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
A condensed statement of income follows:

	2024	Increase (Decrease) from 2023
	(in millions)
Operating revenues	$2,014	$(175)
Fuel	579	(127)
Purchased power	78	(38)
Other operations and maintenance	516	43
Depreciation and amortization	522	18
Taxes other than income taxes	41	(10)
Gain on dispositions, net	—	20
Total operating expenses	1,736	(94)
Operating income	278	(81)
Interest expense, net of amounts capitalized	117	(12)
Other income (expense), net	13	1
Income taxes (benefit)	(13)	(25)
Net income	187	(43)
Net loss attributable to noncontrolling interests	(141)	(14)
Net income attributable to Southern Power	$328	$(29)
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
See FUTURE EARNINGS POTENTIAL – "Southern Power's Power Sales Agreements" herein for additional information regarding Southern Power's PPAs.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
Operating Revenues Details
Details of Southern Power's operating revenues were as follows:

	2024	2023
	(in millions)
PPA capacity revenues	$497	$471
PPA energy revenues	1,228	1,227
Total PPA revenues	1,725	1,698
Non-PPA revenues	252	436
Other revenues	37	55
Total operating revenues	$2,014	$2,189
Operating revenues for 2024 were $2.0 billion, a $175 million, or 8.0%, decrease from 2023. The change in operating revenues was primarily due to the following:
•PPA capacity revenues increased $26 million, or 5.5%, due to a net increase in MW capacity under contract from natural gas PPAs and an increase associated with a change in rates from natural gas PPAs.
•PPA energy revenues increased $1 million, or 0.1%, primarily due to an increase of $33 million related to the volume of KWHs sold primarily under natural gas and solar PPAs, largely offset by a decrease of $32 million driven by fuel and purchased power prices.
•Non-PPA revenues decreased $184 million, or 42.2%, primarily due to a decrease of $176 million related to the volume of KWHs sold through short-term sales.
•Other revenues decreased $18 million, or 32.7%, primarily due to a prior year receipt of an arbitration award for losses previously incurred and decreases in receipts of liquidated damages associated with generation facility production guarantees.
Fuel and Purchased Power Expenses
Details of Southern Power's generation and purchased power were as follows:

	Total KWHs	Total KWH % Change	Total KWHs
	2024		2023
	(in billions of KWHs)
Generation	44		49
Purchased power	2		3
Total generation and purchased power	46	(11.5)%	52
Total generation and purchased power (excluding solar, wind, fuel cells, and tolling agreements)	28	(15.2)%	33
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

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
Details of Southern Power's fuel and purchased power expenses were as follows:

	2024	2023
	(in millions)
Fuel	$579	$706
Purchased power	78	116
Total fuel and purchased power expenses	$657	$822
Total fuel and purchased power expenses decreased $165 million, or 20.1%, in 2024 as compared to 2023. Fuel expense decreased $127 million, or 18.0%, due to a $96 million decrease related to the volume of KWHs generated and a $31 million decrease associated with the average cost of fuel. Purchased power expense decreased $38 million, or 32.8%, primarily due to a $32 million decrease associated with the volume of KWHs purchased.
Other Operations and Maintenance Expenses
Other operations and maintenance expenses increased $43 million, or 9.1%, in 2024 as compared to 2023. The increase was primarily due to an increase of $32 million in scheduled outage and generation maintenance expenses and $11 million associated with an arbitration award received in 2023 related to losses previously incurred.
Depreciation and Amortization
Depreciation and amortization increased $18 million, or 3.6%, in 2024 as compared to 2023 primarily due to a $9 million increase associated with the retirement of assets and $9 million in accelerated depreciation related to the repowering of the Kay Wind facility. See Note 15 to the financial statements under "Southern Power – Development Projects" for additional information.
Gain on Dispositions, Net
Gain on dispositions, net decreased $20 million in 2024 as compared to 2023 primarily due to a $16 million gain on the sale of spare parts in 2023.
Income Taxes (Benefit)
In 2024, income tax benefit was $13 million compared to income tax expense of $12 million for 2023, a change of $25 million. The change was primarily due to lower pre-tax earnings and higher wind and solar PTCs. See Notes 1 and 10 to the financial statements under "Income Taxes" and "Effective Tax Rate," respectively, for additional information.
Net Loss Attributable to Noncontrolling Interests
Net loss attributable to noncontrolling interests increased $14 million, or 11.0%, in 2024 as compared to 2023. The increased loss was primarily due to $23 million in higher HLBV loss allocations to tax equity partners, partially offset by $12 million in higher income allocations to equity partners.
Southern Company Gas
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
During the Heating Season, more customers are connected to the gas distribution systems and natural gas usage is higher in periods of colder weather. Southern Company Gas' base operating expenses, excluding cost of natural gas and bad debt expense, are incurred relatively evenly throughout the year. Seasonality also affects the comparison of certain balance sheet items across quarters, including receivables, unbilled revenues, natural gas for sale, and notes payable. Thus, Southern Company Gas'

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
operating results can vary significantly from quarter to quarter as a result of seasonality. The impact of Heating Season on Southern Company Gas' annual results is illustrated in the table below.

	Percent Generated During Heating Season
	Operating Revenues	Net Income
2024	62%	80%
2023	67%	73%
Net Income
Net income attributable to Southern Company Gas in 2024 was $740 million, an increase of $125 million, or 20.3%, compared to 2023. The increase was primarily due to a $109 million increase in net income at gas distribution operations and an $11 million increase in net income at gas marketing services.
A condensed income statement for Southern Company Gas follows:

	2024	Increase (Decrease) from 2023
	(in millions)
Operating revenues	$4,456	$(246)
Cost of natural gas	1,196	(448)
Other operations and maintenance	1,235	48
Depreciation and amortization	650	68
Taxes other than income taxes	248	(14)
Estimated loss on regulatory disallowance	—	(88)
Total operating expenses	3,329	(434)
Operating income	1,127	188
Earnings from equity method investments	146	6
Interest expense, net of amounts capitalized	341	31
Other income (expense), net	66	9
Earnings before income taxes	998	172
Income taxes	258	47
Net Income	$740	$125
Operating Revenues
Operating revenues in 2024 were $4.5 billion, reflecting a $246 million, or 5.2%, decrease compared to 2023. Details of operating revenues were as follows:

2024
(in millions)
Operating revenues — prior year	$4,702
Estimated change resulting from —
Rate changes	243
Gas costs and other cost recovery	(407)
Gas marketing services	(30)
Other	(52)
Operating revenues — current year	$4,456
Revenues increased from rate changes in 2024 primarily due to base rate increases at the natural gas distribution utilities. See Note 2 to the financial statements under "Southern Company Gas – Rate Proceedings" for additional information.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
Revenues associated with gas costs and other cost recovery decreased in 2024 primarily due to lower natural gas cost recovery associated with lower natural gas prices and lower demand associated with warmer weather. The natural gas distribution utilities have weather or revenue normalization mechanisms that mitigate revenue fluctuations from customer consumption changes. Natural gas distribution rates include provisions to adjust billings for fluctuations in natural gas costs. Therefore, gas costs recovered through natural gas revenues generally equal the amount expensed in cost of natural gas and do not affect net income from gas distribution operations. See "Cost of Natural Gas" herein for additional information.
Revenues from gas marketing services decreased in 2024 primarily due to lower commodity prices.
Customer Count
The number of customers served by gas distribution operations and gas marketing services can be impacted by natural gas prices, economic conditions, and competition from alternative fuels. Gas distribution operations' and gas marketing services' customers are primarily located in Georgia and Illinois.
The following table provides the number of customers served by Southern Company Gas at December 31, 2024 and 2023:

	2024	2023
	(in thousands, except market share percent)
Gas distribution operations	4,387	4,374
Gas marketing services
Energy customers	668	665
Market share of energy customers in Georgia	29.8%	30.0%
Southern Company Gas anticipates customer growth and uses a variety of targeted marketing programs to attract new customers and to retain existing customers.
Cost of Natural Gas
Excluding Atlanta Gas Light, which does not sell natural gas to end-use customers, natural gas distribution rates include provisions to adjust billings for fluctuations in natural gas costs. Therefore, gas costs recovered through natural gas revenues generally equal the amount expensed in cost of natural gas and do not affect net income from gas distribution operations. See Note 2 to the financial statements under "Southern Company Gas – Natural Gas Cost Recovery" for additional information. Cost of natural gas at gas distribution operations represented 80.3% of the total cost of natural gas for 2024.
Gas marketing services customers are charged for actual and estimated natural gas consumed. Cost of natural gas includes the cost of fuel and associated transportation costs, lost and unaccounted for gas, and gains and losses associated with certain derivatives.
Cost of natural gas was $1.2 billion, a decrease of $448 million, or 27.3%, in 2024 as compared to 2023, which reflects lower gas cost recovery in 2024 as a result of a 17.1% decrease in natural gas prices compared to 2023.
Volumes of Natural Gas Sold
Southern Company Gas' natural gas volume metrics for gas distribution operations and gas marketing services illustrate the effects of weather and customer demand for natural gas.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
The following table details the volumes of natural gas sold during 2024 and 2023:

			2024 vs. 2023
	2024	2023	% Change
Gas distribution operations (mmBtu in millions)
Firm	626	625	0.2%
Interruptible	92	93	(1.1)
Total	718	718	—%
Gas marketing services (mmBtu in millions)
Firm:
Georgia	36	33	9.1%
Other	20	19	5.3
Interruptible large commercial and industrial	15	14	7.1
Total	71	66	7.6%
Other Operations and Maintenance Expenses
Other operations and maintenance expenses increased $48 million, or 4.0%, in 2024 as compared to 2023. The increase was primarily due to increases of $56 million in compensation and benefit expenses and $20 million in survey, locate, and inspection expenses for distribution gas mains. These increases were partially offset by decreases of $12 million related to energy services contracts and $9 million in expenses passed through to customers primarily related to bad debt and energy efficiency programs at gas distribution operations.
Depreciation and Amortization
Depreciation and amortization increased $68 million, or 11.7%, in 2024 as compared to 2023. The increase was primarily due to continued investments at the natural gas distribution utilities. See Note 2 to the financial statements under "Southern Company Gas – Infrastructure Replacement Programs and Capital Projects" for additional information.
Estimated Loss on Regulatory Disallowance
In 2023, Southern Company Gas recorded $88 million in charges related to disallowances of certain capital investments at Nicor Gas. See Note 2 to the financial statements under "Southern Company Gas – Infrastructure Replacement Programs and Capital Projects – Nicor Gas" for additional information.
Interest Expense, Net of Amounts Capitalized
Interest expense, net of amounts capitalized increased $31 million, or 10.0%, in 2024 as compared to 2023. The increase reflects approximately $17 million related to higher average outstanding borrowings and $14 million related to higher interest rates. See FINANCIAL CONDITION AND LIQUIDITY – "Sources of Capital" and "Financing Activities" herein and Note 8 to the financial statements for additional information.
Income Taxes
Income taxes increased $47 million, or 22.3%, in 2024 as compared to 2023. The increase was primarily due to higher pre-tax earnings. See Note 10 to the financial statements for additional information.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
Segment Information

	2024			2023
	Operating Revenues	Operating Expenses	Net Income (Loss)	Operating Revenues	Operating Expenses	Net Income (Loss)
	(in millions)			(in millions)
Gas distribution operations	$3,899	$2,911	$550	$4,105	$3,301	$441
Gas pipeline investments	32	10	101	32	10	98
Gas marketing services	516	375	102	548	418	91
All other	23	33	(13)	36	40	(15)
Intercompany eliminations	(14)	—	—	(19)	(6)	—
Consolidated	$4,456	$3,329	$740	$4,702	$3,763	$615
Gas Distribution Operations
The gas distribution operations segment is the largest component of Southern Company Gas' business and is subject to regulation and oversight by regulatory agencies in each of the states it serves. These agencies approve natural gas rates designed to provide Southern Company Gas with the opportunity to generate revenues to recover the cost of natural gas delivered to its customers and its fixed and variable costs, including depreciation, interest expense, operations and maintenance, taxes, and overhead costs, and to earn a reasonable return on its investments.
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
In 2024, net income increased $109 million, or 24.7%, compared to 2023. Operating revenues decreased $206 million primarily due to lower gas cost recovery, partially offset by rate increases. Gas costs recovered through natural gas revenues generally equal the amount expensed in cost of natural gas. Operating expenses decreased $390 million primarily due to a $412 million decrease in cost of natural gas as a result of lower gas prices and lower volumes sold compared to 2023 and the $88 million prior year regulatory disallowance at Nicor Gas, partially offset by higher depreciation resulting from additional assets placed in service, higher compensation and benefits expenses, and higher revenue taxes. The decrease in operating expenses also includes costs passed through directly to customers, primarily related to bad debt expense, energy efficiency programs, and revenue taxes. The decrease in net income also includes an increase of $46 million in income taxes primarily as a result of higher pre-tax earnings and an increase of $36 million in interest expense, net of amounts capitalized primarily due to higher interest rates and higher average outstanding debt. See Note 2 to the financial statements under "Southern Company Gas – Infrastructure Replacement Programs and Capital Projects – Nicor Gas" for additional information.
Gas Pipeline Investments
The gas pipeline investments segment consists primarily of joint ventures in natural gas pipeline investments including SNG and Dalton Pipeline. See Note 7 to the financial statements under "Southern Company Gas" for additional information.
Gas Marketing Services
The gas marketing services segment provides energy-related products and services to natural gas markets and participants in customer choice programs that were approved in various states to increase competition. These programs allow customers to choose their natural gas supplier while the local distribution utility continues to provide distribution and transportation services. Gas marketing services is weather sensitive and uses a variety of hedging strategies, such as weather derivative instruments and other risk management tools, to partially mitigate potential weather impacts.
In 2024, net income increased $11 million, or 12.1%, compared to 2023. The increase was due to a $43 million decrease in operating expenses primarily related to a decrease in cost of natural gas, partially offset by a $32 million decrease in operating revenues primarily due to lower retail margins.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
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
FUTURE EARNINGS POTENTIAL
General
Prices for electric service provided by the traditional electric operating companies and natural gas distribution service provided by the natural gas distribution utilities to retail customers are set by state PSCs or other applicable state regulatory agencies under cost-based regulatory principles. Retail rates and earnings are reviewed through various regulatory mechanisms and/or processes and may be adjusted periodically within certain limitations. Effectively operating pursuant to these regulatory mechanisms and/or processes and appropriately balancing required costs and capital expenditures with customer prices will continue to challenge the traditional electric operating companies and the natural gas distribution utilities for the foreseeable future. Prices for wholesale electricity sales, interconnecting transmission lines, and the exchange of electric power are regulated by the FERC. Southern Power continues to focus on long-term PPAs. See ACCOUNTING POLICIES – "Application of Critical Accounting Policies and Estimates – Utility Regulation" herein and Note 2 to the financial statements for additional information about regulatory matters.
Each Registrant's results of operations are not necessarily indicative of its future earnings potential. The level of the Registrants' future earnings depends on numerous factors that affect the opportunities, challenges, and risks of the Registrants' primary businesses of selling electricity and/or distributing natural gas, as described further herein. The Registrants are unable to predict changes in law, regulations, regulatory guidance, legal interpretations, policy positions, and implementation actions that may result from the change in presidential administrations.
For the traditional electric operating companies, these factors include the ability to maintain constructive regulatory environments that allow for the timely recovery of prudently-incurred costs during a time of increasing costs, including those related to projected long-term demand growth, stringent environmental standards, including CCR rules, safety, system reliability and resiliency, fuel, restoration following major storms, and capital expenditures, including constructing new electric generating plants, extending the retirement dates of certain fossil fuel plants, and expanding and improving the transmission and distribution systems; continued customer growth; and the trends of an uncertain inflationary environment and reduced electricity usage per customer, especially in residential and commercial markets.
Earnings in the electricity business will also depend upon maintaining and growing sales and pricing of large customers such that incremental costs are met with adequate incremental revenues, considering, among other things, recent trends driving projected growth in electricity consumption including the increasing digitization of the economy and growth in data centers, an increase in industrial activity in the Southern Company system's electric service territory, and continued electrification of transportation. These projected growth opportunities could be offset by energy efficiency trends in each market.
Global and U.S. economic conditions continue to be affected by higher-than-expected inflation that arose from the COVID-19 pandemic and associated policy responses of governments and central banks. In response to elevated inflation levels, the U.S. Federal Reserve raised interest rates faster than any rate increase cycle in the last 40 years, which have helped to slow the rate of inflation and curtail economic activity. In 2024, the U.S. Federal Reserve began cutting policy rates as inflation began to approach the 2% target level. Uncertainty remains as to whether the rate reductions will continue in 2025 as potential fiscal policy changes could influence inflation levels, progress to the 2% target, and subsequent policy rate decisions. This uncertainty in economic growth, interest rates, tariffs, and inflation could impact customer demand for energy and the cost of doing business. The shifting economic policy variables and weakening of historic relationships among economic activity, prices, and employment have increased the uncertainty of future levels of economic activity, which will directly impact future energy demand and operating costs. Weakening economic activity increases the risk of slowing or declining energy sales. See RESULTS OF OPERATIONS herein for information on energy sales in the Southern Company system's service territory during 2024.
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

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
"Income Tax Matters" herein for information regarding the IRA's expansion of the availability of federal ITCs and PTCs. Also see Notes 10 and 15 to the financial statements for additional information.
The level of future earnings for Southern Company Gas' primary business of distributing natural gas and its complementary businesses in the gas pipeline investments and gas marketing services sectors depends on numerous factors. These factors include the natural gas distribution utilities' ability to maintain constructive regulatory environments that allow for the timely recovery of prudently-incurred costs, including those related to projected long-term demand growth, safety, system reliability and resiliency, natural gas, and capital expenditures, including expanding and improving the natural gas distribution systems; the completion and subsequent operation of ongoing infrastructure and other construction projects; customer creditworthiness; and certain policies to limit the use of natural gas, such as the potential in Illinois and across certain other parts of the United States for state or municipal bans on the use of natural gas or policies designed to promote electrification. The volatility of natural gas prices has an impact on Southern Company Gas' customer rates, its long-term competitive position against other energy sources, and the ability of Southern Company Gas' gas marketing services business to capture value from locational and seasonal spreads. Additionally, changes in commodity prices, primarily driven by tight gas supplies, geopolitical events, and diminished gas production, subject a portion of Southern Company Gas' operations to earnings variability and may result in higher natural gas prices. Additional economic factors may contribute to this environment. The demand for natural gas may increase, which may cause natural gas prices to rise and drive higher volatility in the natural gas markets on a longer-term basis. Alternatively, a significant drop in oil and natural gas prices could lead to a consolidation of natural gas producers or reduced levels of natural gas production.
Earnings for both the electricity and natural gas businesses are subject to a variety of other factors. These factors include weather; competition; developing new and maintaining existing energy contracts and associated load requirements with wholesale customers; demand growth in data centers; customer energy conservation practices; the use of alternative energy sources by customers; government incentives to reduce overall energy usage; fuel, labor, and material prices in an environment of heightened inflation and material and labor supply chain disruptions; and the price elasticity of demand. Demand for electricity and natural gas in the Registrants' service territories is primarily driven by the pace of economic growth or decline that may be affected by changes in regional and global economic conditions, which may impact future earnings.
Mississippi Power provides service under long-term contracts with rural electric cooperative associations and a municipality located in southeastern Mississippi under requirements cost-based electric tariffs which are subject to regulation by the FERC. The contracts with these wholesale customers represented 13.9% of Mississippi Power's total operating revenues in 2024. See Note 2 to the financial statements under "Mississippi Power – Municipal and Rural Associations Tariff" for information on a rate settlement related to Mississippi Power's contract with Cooperative Energy through the end of 2035, subject to approval by the FERC.
As part of its ongoing effort to adapt to changing market conditions, Southern Company continues to evaluate and consider a wide array of potential business strategies. These strategies may include business combinations, partnerships, and acquisitions involving other utility or non-utility businesses or properties, disposition of, or the sale of interests in, certain assets or businesses, internal restructuring, or some combination thereof. Furthermore, Southern Company may engage in new business ventures that arise from competitive and regulatory changes in the utility industry. Pursuit of any of the above strategies, or any combination thereof, may significantly affect the business operations, risks, and financial condition of Southern Company. In addition, Southern Power and Southern Company Gas regularly consider and evaluate joint development arrangements as well as acquisitions and dispositions of businesses and assets as part of their business strategies. See Note 15 to the financial statements and "Construction Programs" herein for additional information.
Environmental Matters
The Southern Company system's operations are regulated by state and federal environmental agencies through a variety of laws and regulations governing air, water, land, avian and other wildlife and habitat protection, and other natural resources. The Southern Company system maintains comprehensive environmental compliance and GHG strategies to assess both current and upcoming requirements and compliance costs associated with these environmental laws and regulations. New or revised environmental laws and regulations could further affect many areas of operations for the Subsidiary Registrants. The costs required to comply with environmental laws and regulations and to achieve stated goals, including capital expenditures, operations and maintenance costs, and costs reflected in ARO liabilities, may impact future electric generating unit retirement and replacement decisions (which are generally subject to approval from the traditional electric operating companies' respective state PSCs), results of operations, cash flows, and/or financial condition. Related costs may result from the installation of additional environmental controls, closure and monitoring of CCR facilities, unit extensions or retirements and replacements, or changing fuel sources for certain existing units, as well as related upgrades to the Southern Company system's transmission and distribution (electric and natural gas) systems. A major portion of these costs is expected to be recovered through retail and wholesale rates, including existing ratemaking and billing provisions. The ultimate impact of environmental laws and regulations and the GHG goals discussed herein cannot be determined at this time and will depend on various factors, such as state adoption and

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
implementation of requirements, the availability and cost of any deployed technology, fuel prices, the outcome of pending and/or future legal challenges and regulatory matters, and the ability to continue recovering the related costs, through rates for the traditional electric operating companies and the natural gas distribution utilities and/or through long-term wholesale agreements for the traditional electric operating companies and Southern Power.
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
Although the timing, requirements, and estimated costs could change materially as environmental laws and regulations are adopted or modified, as compliance plans are revised or updated, and as legal challenges to rules are initiated or completed, estimated capital expenditures through 2029 based on the current environmental compliance strategy for the Southern Company system and the traditional electric operating companies are as follows:

	2025	2026	2027	2028	2029	Total
	(in millions)
Southern Company	$236	$523	$357	$494	$218	$1,828
Alabama Power	67	110	115	217	70	579
Georgia Power	158	396	222	266	138	1,180
Mississippi Power	11	17	20	10	10	68
These estimates do not include compliance costs associated with regulation of GHG emissions. See "Environmental Laws and Regulations – Greenhouse Gases" herein for additional information. The Southern Company system also anticipates substantial expenditures associated with surface impoundment closure and groundwater monitoring under the CCR Rule and related state rules, which are reflected in the applicable Registrants' ARO liabilities. See FINANCIAL CONDITION AND LIQUIDITY – "Cash Requirements" herein and Note 6 to the financial statements for additional information.
Environmental Laws and Regulations
Air Quality
Since 1990, the Southern Company system reduced SO2 and NOX air emissions by 99% and 92%, respectively, through 2023. Since 2005, the Southern Company system reduced mercury air emissions by 97% through 2023.
In February 2023, the EPA published a final rule disapproving 19 state implementation plans (SIPs), including SIPs submitted by the States of Alabama and Mississippi, under the interstate transport (good neighbor) provisions of the Clean Air Act for the 2015 Ozone National Ambient Air Quality Standards (NAAQS). In March 2023, the State of Mississippi and Mississippi Power challenged the EPA's disapproval of the Mississippi SIP in the U.S. Court of Appeals for the Fifth Circuit. In June 2023, the U.S. Court of Appeals for the Fifth Circuit stayed the EPA's disapproval of the Mississippi SIP, pending appeal. In April 2023, the State of Alabama, Alabama Power, and PowerSouth Energy Cooperative challenged the EPA's disapproval of the Alabama SIP in the U.S. Court of Appeals for the Eleventh Circuit. In August 2023, the U.S. Court of Appeals for the Eleventh Circuit stayed the EPA's disapproval of the Alabama SIP, pending appeal. On October 21, 2024, the U.S. Supreme Court issued an order granting review of a decision by the U.S. Court of Appeals for the Tenth Circuit transferring challenges to the EPA's disapproval of

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
Oklahoma's and Utah's interstate transport SIPs to the U.S. Court of Appeals for the D.C. Circuit. On October 24, 2024, the U.S. Court of Appeals for the Eleventh Circuit placed the Alabama SIP disapproval case in abeyance pending the U.S. Supreme Court's decision on the venue issue.
In June 2023, the EPA published the 2015 Ozone NAAQS Good Neighbor federal implementation plan (FIP), which requires reductions in NOX emissions from sources in 23 states, including Alabama and Mississippi, to assure those states satisfy their Clean Air Act good neighbor obligations for the 2015 Ozone NAAQS. Georgia and North Carolina have approved interstate transport SIPs addressing the 2015 Ozone NAAQS and are not subject to this rule. In June 2023, the State of Mississippi and Mississippi Power challenged the FIP for Mississippi in the U.S. Court of Appeals for the Fifth Circuit. In August 2023, the State of Alabama, Alabama Power, and PowerSouth Energy Cooperative challenged the FIP for Alabama in the U.S. Court of Appeals for the Eleventh Circuit. Both cases are being held in abeyance pending resolution of the Mississippi SIP disapproval and Alabama SIP disapproval cases, respectively. On June 27, 2024, the U.S. Supreme Court stayed the FIP pending the disposition of petitions for review of the FIP in the U.S. Court of Appeals for the D.C. Circuit and any petition for writ of certiorari to the U.S. Supreme Court. On September 12, 2024, the U.S. Court of Appeals for the D.C. Circuit granted the EPA's motion for partial voluntary remand of the FIP to address the administrative record deficiencies preliminarily identified by the U.S. Supreme Court. On December 10, 2024, the EPA published its supplemental response to comments on the FIP which addresses the administrative record deficiencies. On February 6, 2025, the EPA filed a motion in the U.S. Court of Appeals for the D.C. Circuit requesting a 60-day abeyance of the FIP challenges so that the new Trump Administration can determine how to proceed with the litigation.
In July and September 2023, the EPA published an Interim Final Rule and an updated Interim Final Rule that stays the implementation of the FIPs for states with judicially stayed SIP disapprovals, including Mississippi and Alabama, respectively. The Interim Final Rule revises the existing regulations to maintain currently applicable trading programs for those states.
The ultimate impact of the rule and associated legal matters cannot be determined at this time; however, implementation of the stayed FIPs may result in increased compliance costs.
Water Quality
In 2020, the EPA published the final steam electric ELG reconsideration rule (2020 ELG Rule), a reconsideration of the 2015 ELG rule's limits on bottom ash transport water and flue gas desulfurization wastewater that extended the latest applicability date for both discharges to December 31, 2025. The 2020 ELG Rule also updated the voluntary incentive program (VIP) and provided new subcategories for low utilization electric generating units and electric generating units that will permanently cease coal combustion by 2028. On May 9, 2024, the EPA published the final rule revising the Steam Effluent Guidelines (2024 ELG Rule), which establishes more stringent limits for flue gas desulfurization wastewater, bottom ash transport water, and combustion residual leachate to be met no later than December 31, 2029. The 2024 ELG Rule maintains the existing rule's permanent cessation of coal subcategory and the existing rule's VIP and adds a new cessation subcategory which allows units to cease coal combustion by December 31, 2034 as opposed to meeting the new more stringent requirements. The 2024 ELG Rule also establishes limitations for legacy wastewater which became effective on July 8, 2024. Numerous groups and states filed petitions for review challenging the rule in multiple federal circuit courts, and, on June 14, 2024, the challenges were consolidated in the U.S. Court of Appeals for the Eighth Circuit. On July 26, 2024, industry and state petitioners filed a motion to stay the rule pending judicial review, which was denied on October 10, 2024. The ultimate impact of the 2024 ELG Rule and associated legal matters cannot be determined at this time; however, it may result in significant compliance costs.
As required by the 2020 ELG Rule, in 2021, Alabama Power and Georgia Power each submitted initial notices of planned participation (NOPP) for applicable units seeking to qualify for these cessation of coal combustion or VIP subcategories that require compliance by December 31, 2028.
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
The remaining assets for which Alabama Power has indicated retirement, due to early closure or repowering of the unit to natural gas, have net book values totaling approximately $944 million (excluding capitalized asset retirement costs which are recovered through Rate CNP Compliance) at December 31, 2024. Based on an Alabama PSC order, Alabama Power is authorized to establish a regulatory asset to record the unrecovered investment costs, including the plant asset balance and the site removal and closure costs, associated with unit retirements caused by environmental regulations (Environmental Accounting Order). Under the

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
Environmental Accounting Order, the regulatory asset would be amortized and recovered over an affected unit's remaining useful life, as established prior to the decision regarding early retirement, through Rate CNP Compliance. See Note 2 to the financial statements under "Alabama Power – Rate CNP Compliance" and " – Environmental Accounting Order" for additional information.
Georgia Power submitted its NOPP to the Georgia Environmental Protection Division (EPD) indicating plans to retire Plant Wansley Units 1 and 2 (926 MWs based on 53.5% ownership), which occurred in August 2022, Plant Bowen Units 1 and 2 (1,400 MWs), and Plant Scherer Unit 3 (614 MWs based on 75% ownership) on or before the compliance date of December 31, 2028. Georgia Power also submitted a NOPP indicating plans to pursue compliance with the 2020 ELG Rule for Plant Scherer Units 1 and 2 (137 MWs based on 8.4% ownership) through the VIP by no later than December 31, 2028. Georgia Power intends to comply with the ELG rules for Plant Bowen Units 3 and 4 through the generally applicable requirements by December 31, 2025; therefore, no NOPP submission was required for these units. The NOPP submittals and generally applicable requirements are subject to the review of the Georgia EPD and decisions related to retirement or continued operation of units are subject to Georgia PSC approval.
On January 31, 2025, Georgia Power filed its 2025 IRP, which includes a request to extend the operation of Plant Scherer Unit 3 through at least December 31, 2035 and Plant Gaston Units 1 through 4 (500 MWs based on 50% ownership through SEGCO) through at least December 31, 2034. As in the 2023 IRP Update as well as the 2025 IRP, Plant Bowen Units 1 and 2 were also assumed to operate through at least the end of 2035. See Notes 2 and 7 to the financial statements under "Georgia Power – Integrated Resource Plans" and "SEGCO," respectively, for additional information.
Coal Combustion Residuals
In 2015, the EPA finalized non-hazardous solid waste regulations for the management and disposal of CCR, including coal ash and gypsum, in landfills and surface impoundments at active electric generating power plants. The CCR Rule requires landfills and surface impoundments to be evaluated against a set of performance criteria and potentially closed if certain criteria are not met. Closure of existing landfills and surface impoundments requires installation of equipment and infrastructure to manage CCR in accordance with the CCR Rule. In addition to the federal CCR Rule, the States of Alabama and Georgia finalized state regulations regarding the management and disposal of CCR within their respective states. In 2019, the State of Georgia received partial approval from the EPA for its state CCR permitting program, which has broader applicability than the federal rule. The State of Mississippi has not developed a state CCR permit program.
On June 7, 2024, the EPA published a final determination to deny the ADEM's CCR permit program. Alabama Power's permits to close its CCR facilities remain valid under state law. In the absence of an EPA-approved state permit program, CCR facilities in Alabama will remain subject to both the federal and state CCR rules. The ultimate impact of this action cannot be determined at this time; however, it may result in significant compliance costs.
The Holistic Approach to Closure: Part A rule, finalized in 2020, revised the deadline to stop sending CCR and non-CCR wastes to unlined surface impoundments to April 11, 2021 and established a process for the EPA to approve extensions to the deadline. The traditional electric operating companies stopped sending CCR and non-CCR wastes to their unlined surface impoundments prior to April 11, 2021 and, therefore, did not submit requests for extensions. Beginning in January 2022, the EPA issued numerous Part A determinations that state its current positions on a variety of CCR Rule compliance requirements, such as criteria for groundwater corrective action and CCR unit closure. The traditional electric operating companies are working with state regulatory agencies to determine whether the EPA's current positions may impact closure and groundwater monitoring plans.
In April 2022, the Utilities Solid Waste Activities Group and a group of generating facility operators filed petitions for review in the U.S. Court of Appeals for the D.C. Circuit challenging whether the EPA's January 2022 actions establish new legislative rules that should have gone through notice-and-comment rulemaking. On June 28, 2024, the U.S. Court of Appeals for the D.C. Circuit issued a decision dismissing the challenges to the EPA's January 2022 actions and interpretations related to the closure performance standards in the 2015 CCR rule. The ultimate impact of this decision and the EPA's current positions cannot be determined at this time; however, it may result in significant compliance costs.
On May 8, 2024, the EPA published the final legacy CCR surface impoundments rule which regulates two new categories of federally regulated CCR, legacy surface impoundments and CCR management units (CCRMUs). The rule requires legacy surface impoundments and CCRMUs to meet certain existing regulatory requirements, including a requirement to initiate closure within 42 months after the effective date of the final rule for legacy surface impoundments and within 54 months after the effective date of the final rule for CCRMUs. The final rule also includes an option to defer closure of previously closed units where certain criteria have been met. The final rule also includes enhanced reporting requirements. The EPA is also finalizing an alternative provision for closure by removal that will allow certifying completion of closure of a unit while conducting groundwater monitoring and corrective action during post-closure care. Numerous industry groups, electric generators, and states filed petitions for review challenging the rule in the U.S. Court of Appeals for the D.C. Circuit. On August 19, 2024, an industry petitioner filed

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
a motion seeking to stay the legacy CCR rule pending judicial review, which was denied by the U.S. Court of Appeals for the D.C. Circuit on November 1, 2024. On November 5, 2024, the industry petitioner filed an emergency stay application with the U.S. Supreme Court, which was denied on December 11, 2024. On February 13, 2025, the U.S. Court of Appeals for the D.C. Circuit placed the legacy CCR rule challenges in abeyance for 120 days so that the new Trump Administration can determine how to proceed with the litigation. The ultimate impact of the final rule and associated legal matters cannot be determined at this time; however, it may result in significant compliance costs.
Based on requirements for closure and monitoring of landfills and surface impoundments pursuant to the CCR Rule and applicable state rules, the traditional electric operating companies have periodically updated, and expect to continue periodically updating, their related cost estimates and ARO liabilities for each CCR unit as additional information related to compliance monitoring, closure methodologies and strategies, schedules, and/or costs becomes available. Some of these updates have been, and future updates may be, material. Additionally, the closure designs and plans in the States of Alabama and Georgia are subject to approval by environmental regulatory agencies. Absent continued recovery of ARO costs through regulated rates, results of operations, cash flows, and financial condition for Southern Company and the traditional electric operating companies could be materially impacted. See FINANCIAL CONDITION AND LIQUIDITY – "Cash Requirements" herein, Notes 2 and 3 to the financial statements under "Georgia Power – Rate Plans" and "General Litigation Matters – Alabama Power," respectively, and Note 6 to the financial statements for additional information.
Greenhouse Gases
On May 9, 2024, the EPA published the final GHG rules for existing fossil fuel-fired steam electric generating units and new fossil fuel-fired combustion turbines and combined cycle generation facilities, which requires GHG limits for subcategories of both new and existing units. The new rules do not include standards for existing fossil fuel-fired combustion turbines and combined cycle generation facilities, which have been deferred to a future rulemaking. Requirements for existing coal-fired units are based on technologies such as carbon capture and sequestration (CCS) and natural gas co-firing. States have 24 months after the rule's publication to submit state plans for existing units. The rule allows states to consider remaining useful life and other factors to specify alternative, unit-specific emissions limits and compliance timelines for existing units, as needed to address reliability and other concerns. Existing source compliance will begin as early as January 1, 2030, depending on the subcategory. The final rule incorporates some limited reliability mechanisms including a provision for short-term grid emergencies and a "reliability assurance mechanism" that allows for a one-time, up to one year, extension of existing coal unit retirement dates specified in an approved state plan. The standards for new combustion turbines and combined cycles include subcategories for low, intermediate, and base load operations. Compliance with new source standards begins when the unit comes online, with requirements for CCS beginning on January 1, 2032. The EPA also simultaneously repealed the Affordable Clean Energy rule. Numerous industry groups, electric generators, and states have filed petitions for review challenging the rule in the U.S. Court of Appeals for the D.C. Circuit. A total of eight stay motions were filed seeking a stay of the rule pending judicial review, which were denied by the U.S. Court of Appeals for the D.C. Circuit on July 19, 2024. On February 5, 2025, the EPA filed a motion in the U.S. Court of Appeals for the D.C. Circuit requesting a 60-day abeyance of the challenges so that the new Trump Administration can determine how to proceed with the litigation. On October 16, 2024, the U.S. Supreme Court denied emergency stay applications filed by numerous industry groups, electric generators, and states. The ultimate impact of the final rules and associated legal matters cannot be determined at this time; however, it may result in significant compliance costs.
In 2021, the United States officially rejoined the Paris Agreement. The Paris Agreement establishes a non-binding universal framework for addressing GHG emissions based on nationally determined emissions reduction contributions and sets in place a process for tracking progress towards the goals every five years. On January 20, 2025, President Trump issued an executive order directing the United States to withdraw from the Paris Agreement and revoke commitments made by the United States under the United Nations Framework Convention on Climate Change.
Additional GHG policies, including legislation, may emerge in the future requiring the United States to accelerate its transition to a lower GHG emitting economy; however, associated impacts are currently unknown. The Southern Company system has transitioned from an electric generating mix of 70% coal, 15% natural gas, and 14% nuclear in 2007 to a mix of 18% coal, 52% natural gas, and 20% nuclear in 2024. This transition has been supported in part by the Southern Company system retiring over 6,700 MWs of coal-fired generating capacity since 2010 and converting 3,700 MWs of generating capacity from coal to natural gas since 2015, as well as the addition of over 1,100 MWs of nuclear generating capacity (based on Georgia Power's ownership interest in Plant Vogtle Units 3 and 4) since 2023. In addition, the Southern Company system's capacity mix consists of over 12,500 MWs of renewable and storage facilities through ownership (including 100% of the nameplate capacity of Southern Power's facilities owned with partners) and long-term PPAs. See "Environmental Laws and Regulations – Water Quality" herein for information on plans to retire or convert to natural gas additional coal-fired generating capacity. In addition, Southern Company Gas has replaced over 6,000 miles of pipe material that was more prone to fugitive emissions (unprotected steel and

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
cast-iron pipe), resulting in mitigation of more than 3.3 million metric tons of CO2 equivalents from its natural gas distribution system since 1998.
The following table provides the Registrants' 2023 and preliminary 2024 Scope 1 GHG emissions based on equity share of facilities:

	2023	Preliminary 2024
	(in million metric tons of CO2 equivalent)
Southern Company(*)	79	79
Alabama Power	28	30
Georgia Power	24	24
Mississippi Power	9	9
Southern Power	13	12
Southern Company Gas(*)	2	2
(*)Includes GHG emissions attributable to disposed assets through the date of the applicable disposition. See Note 15 to the financial statements for additional information.
Southern Company system management has established an intermediate goal of a 50% reduction in GHG emissions from 2007 levels by 2030 and a long-term goal of net zero GHG emissions by 2050. Based on the preliminary 2024 emissions, the Southern Company system has achieved an estimated GHG emission reduction of 49% since 2007. Although electric generation increased, GHG emissions remained flat in 2024 when compared to 2023 due to an increase in lower carbon generation, including from Plant Vogtle Units 3 and 4, as discussed further under RESULTS OF OPERATIONS – "Southern Company – Electricity Business" herein. While none of Southern Company's subsidiaries are currently subject to renewable portfolio standards or similar requirements, management of the traditional electric operating companies is working with applicable regulators through their IRP processes to continue the generating fleet transition in a manner responsible to customers, communities, employees, and other stakeholders. The natural gas distribution utilities also engage in long-term planning processes in accordance with their state regulatory processes and are investing in programs and efforts to reduce GHG emissions associated with the delivery and use of natural gas, such as advanced leak detection and repair and renewable natural gas. Achievement of these goals is dependent on various factors, many of which the Southern Company system does not control, including load growth across the Southern Company system's service territory, energy policy and regulations, natural gas prices, and the pace and extent of development and deployment of low- to no-GHG energy technologies and negative carbon concepts. Southern Company system management plans to continue to economically transition the Southern Company system's generating fleet through a diverse portfolio of resources including low-carbon and carbon-free resources; making the necessary related investments in transmission and distribution systems; continuing to implement effective energy efficiency and demand response programs; customer demand for carbon-free energy; implementing initiatives to reduce natural gas distribution emissions; continuing research and development with a focus on technologies that lower GHG emissions, including methods of removing carbon from the atmosphere; and constructively engaging with policymakers, regulators, investors, customers, and other stakeholders to support outcomes leading to a net zero future. There is no guarantee that the Southern Company system will achieve these goals.
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
The traditional electric operating companies are engaged in continuous construction programs to accommodate existing and estimated future loads on their respective systems. Major generation construction projects are subject to state PSC approval in order to be included in retail rates. See Note 2 to the financial statements under "Georgia Power – Integrated Resource Plans" for information regarding Georgia Power's construction of three simple cycle combustion turbines at Plant Yates and additional capacity through its 2022 IRP and 2023 IRP Update sought through RFPs.
Southern Power's construction program includes the Millers Branch solar project and the Kay Wind repowering project. The Kay Wind repowering project results in accelerated depreciation related to the equipment being replaced that will continue until commercial operation of the project, which is projected to occur in the third quarter 2026. Pre-tax accelerated depreciation, net of noncontrolling interest impacts, is projected to total approximately $100 million in 2025 and $40 million in 2026. See Note 15 to the financial statements under "Southern Power" for information relating to Southern Power's construction of renewable energy facilities.
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
SNG is developing an approximately $3 billion proposed pipeline project, designed to meet customer demand by increasing SNG's existing pipeline capacity by approximately 1.3 billion cubic feet per day. Subject to the satisfaction or waiver of various conditions, including the receipt of all required approvals by regulators, including the FERC, the operator of the joint venture anticipates the project will be completed in 2029. Southern Company Gas' share of the total project costs would be 50%. The ultimate outcome of this matter cannot be determined at this time. See Note 7 to the financial statements under "Southern Company Gas" for additional information on SNG.
See FINANCIAL CONDITION AND LIQUIDITY – "Cash Requirements – Capital Expenditures" herein for additional information regarding the Registrants' capital requirements for their construction programs, including estimated totals for each of the next five years.
Southern Power's Power Sales Agreements
General
Southern Power has PPAs with certain of the traditional electric operating companies, other investor-owned utilities, IPPs, municipalities, electric cooperatives, and other load-serving entities, as well as commercial and industrial customers. The PPAs are expected to provide Southern Power with a stable source of revenue during their respective terms.
Many of Southern Power's PPAs have provisions that require Southern Power or the counterparty to post collateral or an acceptable substitute guarantee if (i) S&P, Fitch, or Moody's downgrades the credit ratings of the respective company to an unacceptable credit rating, (ii) the counterparty is not rated, or (iii) the counterparty fails to maintain a minimum coverage ratio. See FINANCIAL CONDITION AND LIQUIDITY – "Credit Rating Risk" herein for additional information.
Southern Power works to maintain and expand its share of the wholesale market. During 2024, Southern Power continued to be successful in remarketing up to 1,014 MWs of annual natural gas and solar generation capacity to load-serving entities through several PPAs extending over the next 16 years. Market demand is being driven by load-serving entities replacing expired purchase contracts and/or retired generation, as well as planning for future growth.

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
Tax Credits
Southern Company receives ITCs and PTCs in connection with investments in solar, wind, fuel cell, advanced nuclear, hydroelectric, and battery energy storage facilities primarily at Southern Power, Georgia Power, and Alabama Power.
Southern Power's ITCs relate to its investment in new solar facilities and battery energy storage facilities (co-located with existing solar facilities) that are acquired or constructed and its PTCs relate to the first 10 years of energy production from its wind and solar facilities, which have had, and may continue to have, a material impact on Southern Power's cash flows and net income. At December 31, 2024, Southern Company and Southern Power had approximately $765 million and $384 million, respectively, of unutilized federal ITCs and PTCs, which are currently projected to be fully utilized by 2028 but could be further delayed. Since 2018, Southern Power has utilized tax equity partnerships for certain wind, solar, and battery energy storage projects, where the tax equity partner takes significantly all of the respective federal tax benefits. These tax equity partnerships are consolidated in Southern Company's and Southern Power's financial statements using the HLBV methodology to allocate partnership gains and losses.
In the third quarter 2023 and the second quarter 2024, Georgia Power started generating advanced nuclear PTCs for Plant Vogtle Units 3 and 4, respectively, beginning on each unit's respective in-service date. PTCs are recognized as an income tax benefit based on KWH production. In addition, pursuant to the Vogtle Joint Ownership Agreements (as defined in Note 2 to the financial statements under "Georgia Power – Nuclear Construction – Cost and Schedule"), Georgia Power is purchasing advanced nuclear PTCs for Plant Vogtle Units 3 and 4 from the other Vogtle Owners. The gain recognized on the purchase of the joint owner PTCs is recognized as an income tax benefit. See Note 2 to the financial statements under "Georgia Power – Nuclear Construction" for additional information regarding Plant Vogtle Units 3 and 4.

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
Inflation Reduction Act
In 2022, the IRA was signed into law. The IRA extends, expands, and increases ITCs and PTCs for clean energy projects, allows PTCs for solar projects, adds ITCs for stand-alone energy storage projects with an option to elect out of the tax normalization requirement, and allows for the transferability of the tax credits. The IRA extends and increases the tax credits for CCS projects and adds tax credits for clean hydrogen and nuclear projects. Additional ITC and PTC amounts are available if the projects meet domestic content requirements or are located in low-income or energy communities. The IRA also enacted a 15% CAMT on book income, with material adjustments for pension costs and tax depreciation. The 15% CAMT on book income can be reduced by tax credits.
For solar projects placed in service in 2022 through 2032, the IRA provides for a 30% ITC and an option to claim a PTC instead of an ITC. Starting in 2023 and through 2032, the IRA provides for a 30% ITC for stand-alone energy storage projects. For wind projects placed in service in 2022 through 2032, the IRA provides for a 100% PTC, adjusted for inflation annually. For projects placed in service before 2022, the 2024 PTC rate is 2.9 cents per KWH. For projects placed in service in 2022 and later, the 2024 PTC rate is 3 cents per KWH. The same PTC rate applies for solar projects for which the PTC option has been elected. To realize the full value of ITCs and PTCs, the IRA requires satisfaction of prevailing wage and apprenticeship requirements.
In April 2024, the IRS issued final regulations related to the transfer of tax credits. In 2024, Alabama Power, Georgia Power, and Southern Power entered into purchase and sale agreements with non-affiliated parties to sell ITCs and PTCs at a discount to the generated credit value in 2024, 2025, and 2026. The discount will be recorded as a reduction in tax credits recognized in the financial statements. The Southern Company system continues to explore the ability to efficiently monetize tax credits through third-party transferability agreements. See Note 10 to the financial statements for additional information.
Alabama Power and Georgia Power have nuclear generating facilities that may qualify to generate and claim PTCs under the IRA beginning in 2024.
On September 12, 2024, the U.S. Treasury Department and the IRS issued a notice of proposed regulations that would address the application of the CAMT. Southern Company is evaluating the proposed regulations and is subject to the CAMT for the 2024 tax year, primarily driven by tax deductions for Georgia Power's storm restoration costs and the natural gas safe harbor tax accounting method change, based on interpretations of the early CAMT guidance. The CAMT will primarily be satisfied by tax credits for the 2024 tax year. The CAMT impacts operating cash flows of certain Registrants but will not impact the Registrants' net income. See Note 2 to the financial statements under "Georgia Power – Storm Damage Recovery" for additional information on Georgia Power's storm restoration costs. Also see "Natural Gas Safe Harbor Method" herein and Note 10 to the financial statements for additional information.
Implementation of the IRA provisions related to existing nuclear generating facilities and CAMT is subject to the issuance of additional guidance by the U.S. Treasury Department and the IRS. The Registrants are still evaluating the impacts, and the ultimate outcome of this matter cannot be determined at this time.
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
Natural Gas Safe Harbor Method
In April 2023, the IRS issued Revenue Procedure 2023-15, which provides a safe harbor tax method of accounting that taxpayers may use to determine whether certain expenditures to maintain, repair, replace, or improve natural gas transmission and distribution property must be capitalized or allowed as repair deductions. The revenue procedure allows multiple alternatives for implementation which will result in a tax accounting method change for Southern Company Gas' eligible expenditures. On April 30, 2024, the IRS issued Revenue Procedure 2024-23, which gives additional implementation guidance on the natural gas safe harbor tax method of accounting for qualifying repair deductions. Southern Company and Southern Company Gas intend to submit a tax accounting method change for qualifying expenditures with the filing of the 2024 federal income tax return. The new tax method of accounting is expected to result in a material net positive cash flow for Southern Company Gas; however, the

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
timing of this positive cash flow will be delayed by application of the CAMT. This method change will not have an impact on the net income of Southern Company and Southern Company Gas. See Note 10 to the financial statements under "Deferred Tax Assets and Liabilities – Tax Credit Carryforwards" for additional information.
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
Utility Regulation (Southern Company, Alabama Power, Georgia Power, Mississippi Power, and Southern Company Gas)
The traditional electric operating companies and the natural gas distribution utilities are subject to retail regulation by their respective state PSCs or other applicable state regulatory agencies and wholesale regulation by the FERC. These regulatory agencies set the rates the traditional electric operating companies and the natural gas distribution utilities are permitted to charge customers based on allowable costs, including a reasonable ROE. As a result, the traditional electric operating companies and the natural gas distribution utilities apply accounting standards which require the financial statements to reflect the effects of rate regulation. Through the ratemaking process, the regulators may require the inclusion of costs or revenues in periods different than when they would be recognized by a non-regulated company. This treatment may result in the deferral of expenses and the recording of related regulatory assets based on anticipated future recovery through rates or the deferral of gains or creation of liabilities and the recording of related regulatory liabilities. The application of the accounting standards for rate regulated entities also impacts their financial statements as a result of the estimates of allowable costs used in the ratemaking process. These estimates may differ from those actually incurred by the traditional electric operating companies and the natural gas distribution utilities; therefore, the accounting estimates inherent in specific costs such as depreciation, AROs, and pension and other postretirement benefits have less of a direct impact on the results of operations and financial condition of the applicable Registrants than they would on a non-regulated company. Additionally, a regulatory agency may disallow recovery of all or a portion of certain assets. See Note 2 to the financial statements under "Southern Company Gas – Infrastructure Replacement Programs and Capital Projects – Nicor Gas" for information regarding the disallowance of certain capital investments at Nicor Gas.
Revenues related to regulated utility operations as a percentage of total operating revenues in 2024 for the applicable Registrants were as follows: 89% for Southern Company, 98% for Alabama Power, 95% for Georgia Power, 99% for Mississippi Power, and 87% for Southern Company Gas.
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

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
reasonable projections of taxable income, the ability and intent to implement tax planning strategies if necessary, and interpretations of applicable tax laws and regulations across multiple taxing jurisdictions. The effective tax rate reflects the statutory tax rates and calculated apportionments for the various states in which the Southern Company system operates.
Southern Company files a consolidated federal income tax return and the Registrants file various state income tax returns, some of which are combined or unitary. Under a joint consolidated income tax allocation agreement, each Southern Company subsidiary's current and deferred tax expense is computed on a stand-alone basis and each subsidiary is allocated an amount of tax similar to that which would be paid if it filed a separate income tax return except for certain credit utilization and state apportionment results. In accordance with IRS regulations, each company is jointly and severally liable for the federal tax liability. Certain deductions and credits can be limited or utilized at the consolidated or combined level resulting in tax credit and/or state net operating loss carryforwards that would not otherwise result on a stand-alone basis. Utilization of these carryforwards and the assessment of valuation allowances are based on significant judgment and extensive analysis of Southern Company's and its subsidiaries' current financial position and results of operations, including currently available information about future years, to estimate when future taxable income will be realized. See Note 10 to the financial statements under "Deferred Tax Assets and Liabilities – Tax Credit Carryforwards" and " – Net Operating Loss Carryforwards" for additional information.
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
The ARO liabilities for the traditional electric operating companies primarily relate to facilities that are subject to the CCR Rule and the related state rules, principally surface impoundments. In addition, Alabama Power and Georgia Power have retirement obligations related to the decommissioning of nuclear facilities (Alabama Power's Plant Farley and Georgia Power's ownership interests in Plants Hatch and Vogtle). Other significant AROs include various landfill sites and asbestos removal for Alabama Power, Georgia Power, and Mississippi Power and gypsum cells and mine reclamation for Mississippi Power.
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
The cost estimates for AROs related to the disposal of CCR are based on information using various assumptions related to closure and post-closure costs, timing of future cash outlays, inflation and discount rates, and the potential methods for complying with the CCR Rule and the related state rules. The traditional electric operating companies have periodically updated, and expect to continue periodically updating, their related cost estimates and ARO liabilities for each CCR unit as additional information related to these assumptions becomes available. Some of these updates have been, and future updates may be, material. The cost estimates for Alabama Power are based on closure-in-place for all surface impoundments. The cost estimates for Georgia Power and Mississippi Power are based on a combination of closure-in-place for some surface impoundments and closure by removal for others. Additionally, the closure designs and plans in the States of Alabama and Georgia are subject to approval by environmental regulatory agencies. See Note 6 to the financial statements and FUTURE EARNINGS POTENTIAL – "Environmental Matters – Environmental Laws and Regulations – Coal Combustion Residuals" herein for additional information, including updates to AROs related to surface impoundments recorded during 2024 by certain Registrants.

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

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
The following table illustrates the sensitivity to changes in the applicable Registrants' long-term assumptions with respect to the discount rate, salary increases, and the long-term rate of return on plan assets:

Increase/(Decrease) in
25 Basis Point Change in:	Total Benefit Expense for 2025	Projected Obligation for Pension Plan at December 31, 2024	Projected Obligation for Other Postretirement Benefit Plans at December 31, 2024
(in millions)
Discount rate:
Southern Company	$29/$(24)	$370/$(351)	$31/$(30)
Alabama Power	$8/$(7)	$89/$(84)	$8/$(8)
Georgia Power	$8/$(7)	$106/$(101)	$11/$(10)
Mississippi Power	$1/$(1)	$16/$(16)	$1/$(1)
Southern Company Gas	$2/$(2)	$24/$(23)	$3/$(3)
Salaries:
Southern Company	$15/$(15)	$75/$(72)	$–/$–
Alabama Power	$4/$(4)	$20/$(20)	$–/$–
Georgia Power	$4/$(4)	$20/$(19)	$–/$–
Mississippi Power	$1/$(1)	$3/$(3)	$–/$–
Southern Company Gas	$1/$(1)	$2/$(2)	$–/$–
Long-term return on plan assets:
Southern Company	$40/$(41)	N/A	N/A
Alabama Power	$10/$(10)	N/A	N/A
Georgia Power	$13/$(13)	N/A	N/A
Mississippi Power	$2/$(2)	N/A	N/A
Southern Company Gas	$3/$(3)	N/A	N/A
See Note 11 to the financial statements for additional information regarding pension and other postretirement benefits.
Impairment (Southern Company, Alabama Power, Southern Power, and Southern Company Gas)
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
Goodwill for Southern Company and Southern Company Gas was $5.2 billion and $5.0 billion, respectively, at December 31, 2024. During 2022, Southern Company recorded a $119 million impairment loss as a result of its annual goodwill impairment test for PowerSecure.
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

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
estimates and because these estimates form the basis for the determination of whether or not an impairment charge should be recorded, the applicable Registrants consider these estimates to be critical accounting estimates.
See Note 1 to the financial statements under "Goodwill and Other Intangible Assets" for additional information regarding the applicable Registrants' goodwill.
Long-Lived Assets (Southern Company, Alabama Power, Southern Power, and Southern Company Gas)
The applicable Registrants assess their other long-lived assets for impairment whenever events or changes in circumstances indicate that an asset's carrying amount may not be recoverable. If an impairment indicator exists, the asset is tested for recoverability by comparing the asset carrying amount to the sum of the undiscounted expected future cash flows directly attributable to the asset's use and eventual disposition. If the estimate of undiscounted future cash flows is less than the carrying amount of the asset, the fair value of the asset is determined and a loss is recorded equal to the difference between the carrying amount and the fair value of the asset. In addition, when assets are identified as held for sale, an impairment loss is recognized to the extent the carrying amount of the assets or asset group exceeds their fair value less cost to sell. A high degree of judgment is required in developing estimates related to these evaluations, which are based on projections of various factors, some of which have been quite volatile in recent years. See Notes 1 and 15 to the financial statements for additional information, including recent asset impairments.
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

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
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
Variable Interest Entities (Southern Power)
Southern Power has partnerships with varying ownership structures. Upon entering into these arrangements, membership interests and other variable interests are evaluated to determine if the legal entity is a VIE. If the legal entity is a VIE, Southern Power will assess if it has both the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE, making it the primary beneficiary. Making this determination may require significant management judgment.
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
Southern Power has controlling ownership in certain legal entities for which the contractual provisions represent profit-sharing arrangements because the allocations of cash distributions and tax benefits are not based on fixed ownership percentages. For these arrangements, the noncontrolling interest is accounted for under a balance sheet approach utilizing the HLBV method. The HLBV method calculates each partner's share of income based on the change in net equity the partner can legally claim in an HLBV at the end of the period compared to the beginning of the period.
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
FINANCIAL CONDITION AND LIQUIDITY
Overview
The financial condition of each Registrant remained stable at December 31, 2024. The Registrants' cash requirements primarily consist of funding ongoing operations, including unconsolidated subsidiaries, as well as common stock dividends, capital expenditures, and debt maturities. Southern Power's cash requirements also include distributions to noncontrolling interests. Capital expenditures and other investing activities for the traditional electric operating companies include investments to build new generation facilities to meet projected long-term demand requirements and to replace units being retired as part of the generation fleet transition, to maintain existing generation facilities, to comply with environmental regulations including adding environmental modifications to certain existing generating units and closures of surface impoundments, to expand and improve transmission and distribution facilities, and for restoration following major storms. Southern Power's capital expenditures and other investing activities may include acquisitions or new construction associated with its overall growth strategy and to maintain its existing generation fleet's performance. Southern Company Gas' capital expenditures and other investing activities include investments to meet projected long-term demand requirements, to maintain existing natural gas transmission and distribution

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
systems as well as to update and expand these systems, and to comply with environmental regulations. See "Cash Requirements" herein for additional information.
Operating cash flows provide a substantial portion of the Registrants' cash needs. During 2024, Southern Power utilized federal tax credit carryforwards, which provided $75 million in operating cash flows. For the three-year period from 2025 through 2027, each Registrant's projected stock dividends, capital expenditures, and debt maturities, as well as distributions to noncontrolling interests for Southern Power, are expected to exceed its operating cash flows. Southern Company plans to finance future cash needs in excess of its operating cash flows through one or more of the following: accessing borrowings from financial institutions, issuing debt, equity, and/or hybrid securities in the capital markets, and/or through its stock plans and its continuous equity offering program. Each Subsidiary Registrant plans to finance its future cash needs in excess of its operating cash flows primarily through external securities issuances, borrowings from financial institutions, and equity contributions from Southern Company. The Registrants plan to use commercial paper to manage seasonal variations in operating cash flows and for other working capital needs and continue to monitor their access to short-term and long-term capital markets as well as their bank credit arrangements to meet future capital and liquidity needs. See "Sources of Capital" and "Financing Activities" herein for additional information.
See Note 11 to the financial statements under "Pension Plans" for information on the Registrants' investments in their qualified pension plans. No mandatory contributions to the qualified pension plans are anticipated during 2025. See Note 6 to the financial statements under "Nuclear Decommissioning" for information on Alabama Power's and Georgia Power's investments in their respective nuclear decommissioning trust funds.
At the end of 2024, the market price of Southern Company's common stock was $82.32 per share (based on the closing price as reported on the NYSE) and the book value was $30.28 per share, representing a market-to-book value ratio of 272%, compared to $70.12, $28.83, and 243%, respectively, at the end of 2023.
Cash Requirements
Capital Expenditures
Total estimated capital expenditures, including LTSA and nuclear fuel commitments, for the Registrants through 2029 based on their current construction programs are as follows:

	2025	2026	2027	2028	2029
	(in billions)
Southern Company(a)(b)(c)(d)	$14.8	$11.5	$11.0	$11.3	$11.0
Alabama Power(a)	2.9	2.2	2.1	2.1	2.1
Georgia Power(b)	8.6	6.4	5.9	6.5	6.3
Mississippi Power	0.3	0.4	0.3	0.3	0.3
Southern Power(c)	0.9	0.3	0.1	0.1	0.1
Southern Company Gas(d)	2.0	2.1	2.5	2.2	2.1
(a)Includes amounts contingent upon approval by the Alabama PSC related to Alabama Power's October 2024 CCN filing totaling $640 million in 2025, $23 million in 2026, $15 million in 2027, $13 million in 2028, and $107 million in 2029. See Note 2 to the financial statements under "Alabama Power – Petition for Certificate of Convenience and Necessity" for additional information.
(b)Includes committed expenditures in 2025 related to generation construction projects Georgia Power has bid through an RFP as initiated in the 2022 IRP. Excludes all other expenditures not yet approved of up to $14 billion, excluding AFUDC, for Georgia Power-owned proposals in RFPs and related transmission investments through 2029. See Note 2 to the financial statements under "Georgia Power – Integrated Resource Plans" for additional information.
(c)Includes $0.4 billion and $0.1 billion in 2025 and 2026, respectively, related to the Millers Branch solar project and $0.3 billion and $0.1 billion in 2025 and 2026, respectively, related to the Kay Wind repowering project. Excludes approximately $0.7 billion per year for 2025 and 2026 and $0.8 billion per year for 2027 through 2029 for Southern Power's planned acquisitions and placeholder growth, which may vary materially due to market opportunities and Southern Power's ability to execute its growth strategy. See Note 15 to the financial statements under "Southern Power" for additional information regarding the Millers Branch solar project and the Kay Wind repowering project.
(d)Includes gas pipeline investment of approximately $0.1 billion, $0.2 billion, $0.7 billion, $0.4 billion, and $0.2 billion for 2025 through 2029, respectively. See FUTURE EARNINGS POTENTIAL – "Construction Programs" herein for information regarding this project.
These capital expenditures include estimates to comply with environmental laws and regulations, but do not include compliance costs associated with regulation of GHG emissions. See FUTURE EARNINGS POTENTIAL – "Environmental Matters" herein for additional information. At December 31, 2024, significant purchase commitments were outstanding in connection with the Registrants' construction programs.
The traditional electric operating companies also anticipate continued expenditures associated with closure and monitoring of surface impoundments and landfills in accordance with the CCR Rule and the related state rules, which are reflected in the applicable Registrants' ARO liabilities. The cost estimates for Alabama Power are based on closure-in-place for all surface

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
impoundments. The cost estimates for Georgia Power and Mississippi Power are based on a combination of closure-in-place for some surface impoundments and closure by removal for others. These estimated costs are likely to change, and could change materially, as assumptions and details pertaining to closure are refined and compliance activities continue. Current estimates of these costs through 2029 are provided in the table below. Material expenditures in future years for ARO settlements will also be required for surface impoundments, nuclear decommissioning (for Alabama Power and Georgia Power), and other liabilities reflected in the applicable Registrants' AROs, as discussed further in Note 6 to the financial statements. Also see FUTURE EARNINGS POTENTIAL – "Environmental Matters – Environmental Laws and Regulations – Coal Combustion Residuals" herein.

	2025	2026	2027	2028	2029
	(in millions)
Southern Company	$729	$692	$569	$535	$865
Alabama Power	364	299	237	216	282
Georgia Power	309	357	325	316	580
Mississippi Power	30	14	2	2	2
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
See FUTURE EARNINGS POTENTIAL – "Construction Programs" herein for additional information.
Other Significant Cash Requirements
Long-term debt maturities and the interest payable on long-term debt each represent a significant cash requirement for the Registrants. See Note 8 to the financial statements for information regarding the Registrants' long-term debt at December 31, 2024, the weighted average interest rate applicable to each long-term debt category, and a schedule of long-term debt maturities over the next five years. The Registrants plan to continue, when economically feasible, to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.
Fuel and purchased power costs represent a significant component of funding ongoing operations for the traditional electric operating companies and Southern Power. Total estimated costs for fuel and purchased power commitments at December 31, 2024 for the applicable Registrants are provided in the table below. Fuel costs include purchases of coal (for the traditional electric operating companies) and natural gas (for the traditional electric operating companies and Southern Power), as well as the related transportation and storage. In most cases, these contracts contain provisions for price escalation, minimum purchase levels, and other financial commitments. Natural gas purchase commitments are based on various indices at the time of delivery; the amounts reflected below have been estimated based on the NYMEX future prices at December 31, 2024. As discussed under "Capital Expenditures" herein, estimated expenditures for nuclear fuel are included in the applicable Registrants' construction programs for the years 2025 through 2029. Nuclear fuel commitments at December 31, 2024 that extend beyond 2029 are

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
included in the table below. Purchased power costs represent estimated minimum obligations for various PPAs for the purchase of capacity and energy, except for those accounted for as leases, which are discussed in Note 9 to the financial statements.

	2025	2026	2027	2028	2029	Thereafter
	(in millions)
Southern Company(*)	$3,820	$3,207	$2,740	$2,099	$1,346	$4,245
Alabama Power	1,356	1,055	891	695	305	1,039
Georgia Power(*)	1,371	1,195	1,046	866	623	1,759
Mississippi Power	447	428	371	271	197	866
Southern Power	709	595	501	340	221	581
(*)Excludes capacity payments related to Plant Vogtle Units 1 and 2, which are discussed in Note 3 to the financial statements under "Commitments."
The traditional electric operating companies and Southern Power have entered into LTSAs for the purpose of securing maintenance support for certain of their generating facilities. See Note 1 to the financial statements under "Long-term Service Agreements" for additional information. As discussed under "Capital Expenditures" herein, estimated expenditures related to LTSAs are included in the applicable Registrants' construction programs for the years 2025 through 2029. Total estimated payments for LTSA commitments at December 31, 2024 that extend beyond 2029 are provided in the following table and include price escalation based on inflation indices:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power
	(in millions)
LTSA commitments (after 2029)	$1,416	$317	$120	$142	$837
In addition, Southern Power has certain other operations and maintenance agreements. Total estimated costs for these commitments at December 31, 2024 are provided in the table below.

	2025	2026	2027	2028	2029	Thereafter
	(in millions)
Southern Power's operations and maintenance agreements	$67	$51	$49	$46	$40	$274
Southern Company Gas has commitments for pipeline charges, storage capacity, and gas supply, including charges recoverable through natural gas cost recovery mechanisms or, alternatively, billed to marketers selling retail natural gas. Gas supply commitments include amounts for gas commodity purchases associated with Nicor Gas and SouthStar of 39 million mmBtu at floating gas prices calculated using forward natural gas prices at December 31, 2024 and valued at $136 million. Southern Company Gas' expected future contractual obligations for pipeline charges, storage capacity, and gas supply that are not recognized on the balance sheets at December 31, 2024 were as follows:

Pipeline Charges, Storage Capacity, and Gas Supply
(in millions)
2025	$643
2026	374
2027	204
2028	197
2029	221
Thereafter	2,859
Total	$4,498
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
The amount, type, and timing of any financings in 2025, as well as in subsequent years, will be contingent on investment opportunities and the Registrants' capital requirements and will depend upon prevailing market conditions, regulatory approvals (for certain of the Subsidiary Registrants), and other factors. See "Cash Requirements" herein for additional information.
The issuance of securities by the traditional electric operating companies and Nicor Gas is generally subject to the approval of the applicable state PSC or other applicable state regulatory agency. The issuance of all securities by Mississippi Power and short-term securities by Georgia Power is generally subject to regulatory approval by the FERC. Additionally, with respect to the public offering of securities, Southern Company, the traditional electric operating companies, Southern Power (excluding its subsidiaries), Southern Company Gas Capital, and Southern Company Gas (excluding its other subsidiaries) file registration statements with the SEC under the Securities Act of 1933, as amended.
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
By regulation, Nicor Gas is restricted, up to its retained earnings balance, in the amount it can dividend or loan to affiliates and is not permitted to make money pool loans to affiliates. At December 31, 2024, the amount of subsidiary retained earnings restricted to dividend totaled $1.6 billion. This restriction did not impact Southern Company Gas' ability to meet its cash obligations, nor does management expect such restriction to materially impact Southern Company Gas' ability to meet its currently anticipated cash obligations.
Certain Registrants' current liabilities frequently exceed their current assets because of long-term debt maturities and the periodic use of short-term debt as a funding source, as well as significant seasonal fluctuations in cash needs. The Registrants generally plan to refinance long-term debt as it matures. See Note 8 to the financial statements for additional information. Also see "Financing Activities" herein for information on financing activities that occurred subsequent to December 31, 2024. The following table shows the amount by which current liabilities exceeded current assets at December 31, 2024 for the applicable Registrants:

At December 31, 2024	Southern Company	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Current liabilities in excess of current assets	$5,299	$1,832	$118	$250	$579
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

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
Bank Credit Arrangements
At December 31, 2024, unused committed credit arrangements with banks were as follows:

At December 31, 2024	Southern Company parent	Alabama Power(a)	Georgia Power	Mississippi Power	Southern Power(b)	Southern Company Gas(c)	SEGCO	Southern Company
	(in millions)
Unused committed credit	$1,998	$1,364	$2,026	$275	$600	$1,598	$30	$7,891
(a)Includes $14 million at Alabama Property Company, a wholly-owned subsidiary of Alabama Power. Alabama Power is not party to this arrangement.
(b)At December 31, 2024, Southern Power also had two continuing letters of credit facilities for standby letters of credit, of which $27 million was unused. Southern Power's subsidiaries are not parties to its bank credit arrangements or letter of credit facilities.
(c)Includes $798 million and $800 million at Southern Company Gas Capital and Nicor Gas, respectively.
Subject to applicable market conditions, the Registrants, Nicor Gas, and SEGCO expect to renew or replace their bank credit arrangements as needed, prior to expiration. In connection therewith, the Registrants, Nicor Gas, and SEGCO may extend the maturity dates and/or increase or decrease the lending commitments thereunder.
A portion of the unused credit with banks is allocated to provide liquidity support to certain revenue bonds of the traditional electric operating companies and the commercial paper programs of the Registrants, Nicor Gas, and SEGCO. At December 31, 2024, outstanding variable rate demand revenue bonds of the traditional electric operating companies with allocated liquidity support totaled approximately $1.7 billion (comprised of approximately $796 million at Alabama Power, $819 million at Georgia Power, and $69 million at Mississippi Power). In addition, at December 31, 2024, Alabama Power and Georgia Power had approximately $207 million and $157 million, respectively, of fixed rate revenue bonds outstanding that are required to be remarketed within the next 12 months. Alabama Power's $207 million of fixed rate revenue bonds are classified as securities due within one year on its balance sheet as they are not covered by long-term committed credit. All other variable rate demand revenue bonds and fixed rate revenue bonds required to be remarketed within the next 12 months are classified as long-term debt on the balance sheets as a result of available long-term committed credit.
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

	Short-term Debt at the End of the Period
	Amount Outstanding			Weighted Average Interest Rate
	December 31,			December 31,
	2024	2023	2022	2024	2023	2022
	(in millions)
Southern Company	$1,338	$2,314	$2,609	4.8%	5.7%	4.9%
Alabama Power	—	40	—	—	5.5	—
Georgia Power	200	1,329	1,600	5.3	5.9	5.0
Mississippi Power	14	—	—	4.6	—	—
Southern Power	—	138	225	—	5.5	4.7
Southern Company Gas:
Southern Company Gas Capital	$283	$23	$285	4.7%	5.5%	4.8%
Nicor Gas	172	392	483	4.6	5.5	4.7
Southern Company Gas Total	$455	$415	$768	4.7%	5.5%	4.7%

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS

	Short-term Debt During the Period(*)
	Average Amount Outstanding			Weighted Average Interest Rate			Maximum Amount Outstanding
	2024	2023	2022	2024	2023	2022	2024	2023	2022
	(in millions)						(in millions)
Southern Company	$1,606	$2,191	$1,995	5.6%	5.6%	2.2%	$3,211	$3,270	$2,894
Alabama Power	50	44	6	5.5	5.0	2.1	250	230	200
Georgia Power	560	1,440	673	6.0	5.8	3.1	1,422	2,260	1,710
Mississippi Power	40	56	8	5.4	5.5	1.6	154	169	71
Southern Power	125	158	166	5.4	5.6	2.3	256	359	350
Southern Company Gas:
Southern Company Gas Capital	$95	$163	$279	5.3%	5.3%	1.8%	$405	$440	$547
Nicor Gas	141	88	349	5.3	5.1	2.1	397	483	830
Southern Company Gas Total	$236	$251	$628	5.3%	5.2%	2.0%
(*)    Average and maximum amounts are based upon daily balances during the 12-month periods ended December 31, 2024, 2023, and 2022.
Analysis of Cash Flows
Net cash flows provided from (used for) operating, investing, and financing activities in 2024 and 2023 are presented in the following table:

Net cash provided from (used for):	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
2024
Operating activities	$9,788	$2,895	$4,793	$406	$708	$1,552
Investing activities	(9,400)	(1,987)	(4,896)	(373)	(330)	(1,711)
Financing activities	(208)	(732)	146	(58)	(354)	168

2023
Operating activities	$7,553	$2,079	$2,752	$369	$1,096	$1,762
Investing activities	(9,668)	(2,196)	(5,079)	(370)	(265)	(1,656)
Financing activities	999	(161)	1,922	(20)	(820)	(154)
Fluctuations in cash flows from financing activities vary from year to year based on capital needs and the maturity or redemption of securities.
Southern Company
Net cash provided from operating activities increased $2.2 billion in 2024 as compared to 2023 primarily due to the timing of vendor payments, increased retail fuel cost recovery primarily at Georgia Power, and the timing of fossil fuel stock purchases, partially offset by the timing of customer receivable collections, storm restoration costs at Georgia Power, and decreased natural gas cost recovery at the natural gas distribution utilities.
The net cash used for investing activities in 2024 and 2023 was primarily related to the Subsidiary Registrants' construction programs.
The net cash used for financing activities in 2024 was primarily related to common stock dividend payments, a reduction in commercial paper borrowings, and a net decrease in short-term borrowings, partially offset by net issuances of long-term debt. The net cash provided from financing activities in 2023 was primarily related to net issuances of long-term debt and an increase in commercial paper borrowings, partially offset by common stock dividend payments and net repayments of short-term bank loans.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
Alabama Power
Net cash provided from operating activities increased $816 million in 2024 as compared to 2023 primarily due to an increase in retail revenues associated with customer bill credits in 2023, the timing of fossil fuel stock purchases, and the timing of vendor payments, partially offset by a decrease in fuel cost recovery.
The net cash used for investing activities in 2024 and 2023 was primarily related to gross property additions, including approximately $79 million related to the construction of Plant Barry Unit 8 in 2023. See Note 2 to the financial statements under "Alabama Power" for additional information.
The net cash used for financing activities in 2024 was primarily related to common stock dividend payments, partially offset by capital contributions from Southern Company. The net cash used for financing activities in 2023 was primarily related to common stock dividend payments, largely offset by net issuances of long-term debt and capital contributions from Southern Company.
Georgia Power
Net cash provided from operating activities increased $2.0 billion in 2024 as compared to 2023 primarily due to the timing of vendor payments, increased fuel cost recovery, and fossil fuel stock purchases, partially offset by storm restoration costs and the timing of customer receivable collections.
The net cash used for investing activities in 2024 and 2023 was primarily related to gross property additions, including approximately $0.2 billion and $1.1 billion, respectively, related to the construction and completion of Plant Vogtle Units 3 and 4. See Note 2 to the financial statements under "Georgia Power – Nuclear Construction" for additional information on construction of Plant Vogtle Units 3 and 4.
The net cash provided from financing activities in 2024 was primarily related to capital contributions from Southern Company and net issuances of senior notes, partially offset by common stock dividend payments, a reduction in commercial paper borrowings, and a net decrease in short-term borrowings. The net cash provided from financing activities in 2023 was primarily related to capital contributions from Southern Company, net issuances of senior notes, an increase in commercial paper borrowings, and reofferings of pollution control revenue bonds which were previously held by Georgia Power, partially offset by common stock dividend payments and a net decrease in short-term borrowings.
Mississippi Power
Net cash provided from operating activities increased $37 million in 2024 as compared to 2023 primarily due to the timing of vendor payments and increased retail fuel cost recovery, partially offset by the timing of customer receivable collections.
The net cash used for investing activities in 2024 and 2023 was primarily related to gross property additions.
The net cash used for financing activities in 2024 was primarily related to common stock dividend payments, partially offset by capital contributions from Southern Company and net issuances of senior notes. The net cash used for financing activities in 2023 was primarily related to common stock dividend payments, partially offset by the issuance of senior notes.
Southern Power
Net cash provided from operating activities decreased $388 million in 2024 as compared to 2023 primarily due to the utilization of federal tax credit carryforwards and the timing of customer receivable collections, partially offset by the timing of vendor payments.
The net cash used for investing activities in 2024 was primarily related to ongoing construction activities. The net cash used for investing activities in 2023 was primarily related to the acquisitions of the South Cheyenne and Millers Branch solar facilities and ongoing construction activities. See Note 15 to the financial statements under "Southern Power" for additional information.
The net cash used for financing activities in 2024 was primarily related to common stock dividend payments, net distributions to noncontrolling interests, and a reduction in commercial paper borrowings, partially offset by capital contributions from Southern Company. The net cash used for financing activities in 2023 was primarily related to the repayment of senior notes at maturity, common stock dividend payments, net distributions to noncontrolling interests, and net repayments of short-term debt.
Southern Company Gas
Net cash provided from operating activities decreased $210 million in 2024 as compared to 2023 primarily due to a reduction in natural gas cost recovery as well as a decrease in receivables, partially offset by a decrease in payables for natural gas, both as a result of significantly lower gas prices in 2024 and weather impacts.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
The net cash used for investing activities in 2024 and 2023 was primarily related to construction of transportation and distribution assets recovered through base rates and infrastructure investment recovered through replacement programs at certain gas distribution operations.
The net cash provided from financing activities in 2024 was primarily related to the issuance of senior notes and first mortgage bonds, partially offset by common stock dividend payments. The net cash used for financing activities in 2023 was primarily related to repayment of short-term borrowings and common stock dividend payments, partially offset by net issuances of long-term debt and capital contributions from Southern Company.
Significant Balance Sheet Changes
Southern Company
Significant balance sheet changes in 2024 for Southern Company included:
•an increase of $4.8 billion in total property, plant, and equipment primarily related to the Subsidiary Registrants' construction programs;
•an increase of $3.8 billion in long-term debt (including securities due within one year) related to net issuances of senior notes, partially offset by the maturity of junior subordinated notes;
•an increase of $1.8 billion in total common stockholders' equity primarily related to net income, partially offset by common stock dividend payments;
•a decrease of $1.0 billion in notes payable due to a reduction in commercial paper borrowings and net repayments of short-term bank debt;
•an increase of $0.8 billion in accounts payable primarily related to the timing of vendor payments and storm restoration costs at Georgia Power;
•a decrease of $0.8 billion in deferred under recovered fuel clause revenues primarily due to increased fuel cost recovery at Georgia Power;
•an increase of $0.8 billion in other regulatory assets, deferred primarily related to storm restoration costs at Georgia Power;
•an increase of $0.7 billion in accumulated deferred income taxes primarily related to an increase in property-related and storm damage timing differences; and
•an increase of $0.6 billion in prepaid pension costs primarily related to actuarial gains resulting from increases in the assumed discount rates and actual returns on plan assets.
See "Financing Activities" herein and Notes 1, 2, 5, 8, and 10 to the financial statements for additional information.
Alabama Power
Significant balance sheet changes in 2024 for Alabama Power included:
•an increase of $755 million in total common stockholder's equity primarily due to net income and capital contributions from Southern Company, partially offset by dividends paid to Southern Company;
•an increase of $664 million in total property, plant, and equipment primarily related to the construction of transmission and distribution facilities;
•an increase of $261 million in cash and cash equivalents, as discussed further under "Analysis of Cash Flow – Alabama Power" herein; and
•a decrease of $246 million in under recovered retail fuel clause revenues primarily resulting from increased recovery of deferred fuel expense.
See Notes 2 and 5 to the financial statements for additional information.
Georgia Power
Significant balance sheet changes in 2024 for Georgia Power included:
•an increase of $3.0 billion in total property, plant, and equipment primarily related to the construction of generation, transmission, and distribution facilities, including costs associated with Plant Yates Units 8 through 10 and Plant Vogtle Unit 4;
•an increase of $2.3 billion in common stockholder's equity primarily due to net income and capital contributions from Southern Company, partially offset by dividends paid to Southern Company;

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
•an increase of $1.7 billion in long-term debt (including securities due within one year) primarily due to net issuances of senior notes;
•a decrease of $1.1 billion in notes payable primarily due to net repayments of short-term bank debt;
•increases of $0.9 billion and $0.7 billion in other regulatory assets, deferred and other accounts payable, respectively, primarily related to storm restoration costs;
•a decrease of $0.7 billion in under recovered retail fuel clause revenues primarily resulting from increased recovery of deferred fuel expense as ordered in Georgia Power's 2023 fuel cost recovery case;
•increases of $0.5 billion and $0.4 billion in total operating lease obligations and operating lease right-of-use assets, net of amortization, respectively, related to new affiliate PPAs;
•an increase of $0.4 billion in accumulated deferred income taxes primarily related to an increase in property-related and storm damage timing differences; and
•a decrease of $0.3 billion in AROs primarily due to updates related to nuclear decommissioning AROs.
See "Financing Activities – Georgia Power" herein and Notes 2, 5, 6, 8, 9, and 10 to the financial statements for additional information.
Mississippi Power
Significant balance sheet changes in 2024 for Mississippi Power included:
•an increase of $183 million in total property, plant, and equipment primarily related to the construction of transmission and distribution facilities;
•an increase of $86 million in common stockholder's equity primarily related to net income and capital contributions from Southern Company, partially offset by dividends paid to Southern Company; and
•an increase of $49 million in long-term debt (including securities due within one year) primarily due to net issuances of senior notes.
See "Financing Activities – Mississippi Power" herein and Notes 5 and 8 to the financial statements for additional information.
Southern Power
Significant balance sheet changes in 2024 for Southern Power included:
•a decrease of $138 million in notes payable primarily due to a reduction in commercial paper borrowings;
•a decrease of $111 million in total property, plant, and equipment in service primarily due to the continued depreciation of assets, partially offset by an increase in CWIP primarily related to the construction of the Millers Branch solar facility;
•an increase of $98 million in accumulated deferred income taxes primarily related to the expected utilization of federal tax credit carryforwards in 2024;
•a decrease of $58 million in accumulated deferred ITCs due to the continued amortization of accumulated deferred ITCs; and
•a decrease of $16 million in total stockholders' equity primarily due to dividends paid to Southern Company and net distributions to noncontrolling interests, partially offset by capital contributions from Southern Company and net income.
See Notes 5, 8, 10, and 15 to the financial statements for additional information.
Southern Company Gas
Significant balance sheet changes in 2024 for Southern Company Gas included:
•an increase of $1.1 billion in total property, plant, and equipment primarily related to the construction of transportation and distribution assets;
•an increase of $0.4 billion in long-term debt (including securities due within one year) due to issuances of senior notes and first mortgage bonds;
•an increase of $0.2 billion in common stockholder's equity primarily related to net income, partially offset by dividends paid to Southern Company; and
•an increase of $0.1 billion in accumulated deferred income taxes primarily due to property-related timing differences.
See "Financing Activities – Southern Company Gas" herein and Notes 5, 8, and 10 to the financial statements for additional information.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
Financing Activities
The following table outlines long-term debt financing activities for the year ended December 31, 2024:

	Issuances and Reofferings		Maturities and Redemptions
Company	Senior Notes	Other Long-Term Debt	Senior Notes	Revenue Bonds	Other Long-Term Debt(a)
	(in millions)
Southern Company parent	$3,050	$—	$600	$—	$863
Alabama Power	—	8	—	21	24
Georgia Power	2,117	—	400	—	109
Mississippi Power	250	—	200	—	1
Southern Company Gas	450	283	—	—	—
Other(b)	—	—	—	—	25
Elimination(c)	—	—	—	—	(21)
Southern Company	$5,867	$291	$1,200	$21	$1,001
(a)Includes reductions in finance lease obligations resulting from cash payments under finance leases and, for Georgia Power, principal amortization payments totaling $86 million for FFB borrowings. See Note 8 to the financial statements under "Long-term Debt – DOE Loan Guarantee Borrowings" for additional information.
(b)Includes repayment by SEGCO of $20 million of its $100 million principal amount long-term bank loan due November 15, 2025, which is guaranteed by Alabama Power. See Note 3 to the financial statements under "Guarantees" for additional information.
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
Southern Company
During 2024, Southern Company issued approximately 5.8 million shares of common stock primarily through equity compensation plans. Also during 2024, Southern Company entered into forward sale contracts for the issuance of shares of common stock that are expected to be settled in 2025. See Note 8 to the financial statements under "Equity Distribution Agreement" for additional information.
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
In August 2024, Southern Company repaid at maturity $862.5 million aggregate principal amount of its Series 2019A Remarketable Junior Subordinated Notes.
In September 2024, Southern Company issued $750 million aggregate principal amount of Series 2024B 4.85% Senior Notes due March 15, 2035.
Subsequent to December 31, 2024, Southern Company issued $565 million aggregate principal amount of Series 2025A 6.50% Junior Subordinated Notes due March 15, 2085.

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
In October 2024, a subsidiary of Alabama Power repaid the remaining $22 million outstanding principal amount of a $39 million long-term floating rate bank loan entered into in December 2022 with a maturity date of December 12, 2029.
In December 2024, a subsidiary of Alabama Power borrowed $1 million under a $15 million credit line entered into in December 2024 with a maturity date of December 11, 2026.
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
In September 2024, Georgia Power repaid at maturity $400 million aggregate principal amount of its Series 2019A 2.20% Senior Notes.
In November 2024, Georgia Power issued approximately $117 million aggregate principal amount of Series 2024C Floating Rate Senior Notes due November 15, 2074.
In December 2024, Georgia Power issued $600 million aggregate principal amount of Series 2024D 4.55% Senior Notes due March 15, 2030.
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
Also in June 2024, Mississippi Power repaid at maturity $200 million aggregate principal amount of its Series 2021A Floating Rate Senior Notes.
Southern Company Gas
During 2024, Southern Company Gas received additional cash advances totaling $8 million under a long-term financing agreement related to a construction contract, for a total aggregate outstanding balance of $68 million.
In September 2024, Nicor Gas issued in a private placement $25 million aggregate principal amount of 4.78% Series First Mortgage Bonds due September 15, 2031, $100 million aggregate principal amount of 5.00% Series First Mortgage Bonds due September 15, 2034, and $31 million aggregate principal amount of 5.58% Series First Mortgage Bonds due September 15, 2059. In December 2024, pursuant to the same agreement, Nicor Gas issued in a private placement $50 million aggregate principal amount of 4.63% Series First Mortgage Bonds due December 15, 2029 and $69 million aggregate principal amount of 5.66% Series First Mortgage Bonds due December 15, 2064.
In September 2024, Southern Company Gas Capital issued $450 million aggregate principal amount of Series 2024A 4.95% Senior Notes due September 15, 2034, guaranteed by Southern Company Gas.
Credit Rating Risk
At December 31, 2024, the Registrants did not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
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
The maximum potential collateral requirements under these contracts at December 31, 2024 were as follows:

Credit Ratings	Southern Company(*)	Alabama Power	Georgia Power	Mississippi Power	Southern Power(*)	Southern Company Gas
	(in millions)
At BBB and/or Baa2	$35	$1	$—	$—	$34	$—
At BBB- and/or Baa3	484	2	60	1	422	—
At BB+ and/or Ba1 or below	2,009	402	789	325	1,403	13
(*)Southern Power has PPAs that could require collateral, but not accelerated payment, in the event of a downgrade of Southern Power's credit. The PPAs require credit assurances without stating a specific credit rating. The amount of collateral required would depend upon actual losses resulting from a credit downgrade. Southern Power had $106 million of cash collateral posted related to PPA requirements at December 31, 2024.
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
Market Price Risk
The Registrants had no material change in market risk exposure for the year ended December 31, 2024 when compared to the year ended December 31, 2023. See Note 14 to the financial statements for an in-depth discussion of the Registrants' derivatives, as well as Note 1 to the financial statements under "Financial Instruments" for additional information.
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
The following table provides information related to variable interest rate exposure on long-term debt (including amounts due within one year) at December 31, 2024 for the applicable Registrants:

At December 31, 2024	Southern Company(*)	Alabama Power	Georgia Power	Mississippi Power	Southern Company Gas
	(in millions, except percentages)
Long-term variable interest rate exposure	$4,727	$1,042	$1,636	$69	$500
Weighted average interest rate on long-term variable interest rate exposure	4.77%	3.38%	4.16%	3.14%	4.98%
Impact on annualized interest expense of 100 basis point change in interest rates	$47	$10	$16	$1	$5
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
Southern Company and Southern Power had foreign currency denominated debt at December 31, 2024 and have each mitigated exposure to foreign currency exchange rate risk through the use of foreign currency swaps. See Note 14 to the financial statements under "Foreign Currency Derivatives" for additional information.
Changes in fair value of energy-related derivative contracts for Southern Company and Southern Company Gas for the years ended December 31, 2024 and 2023 are provided in the table below. At December 31, 2024 and 2023, substantially all of the traditional electric operating companies' and certain of the natural gas distribution utilities' energy-related derivative contracts were designated as regulatory hedges and were related to the applicable company's fuel-hedging program.

	Southern Company(a)	Southern Company Gas(a)
	(in millions)
Contracts outstanding at December 31, 2022, assets (liabilities), net	$(11)	$(37)
Contracts realized or settled	207	33
Current period changes(b)	(500)	(45)
Contracts outstanding at December 31, 2023, assets (liabilities), net	(304)	(49)
Contracts realized or settled	211	7
Current period changes(b)	54	52
Contracts outstanding at December 31, 2024, assets (liabilities), net	$(39)	$10
(a)Excludes cash collateral held on deposit in broker margin accounts of $17 million, $62 million, and $41 million at December 31, 2024, 2023, and 2022, respectively, and immaterial premium and intrinsic value associated with weather derivatives for all periods presented.
(b)The changes in fair value of energy-related derivative contracts are substantially attributable to both the volume and the price of natural gas. Current period changes also include the changes in fair value of new contracts entered into during the period, if any.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
The net hedge volumes of energy-related derivative contracts for natural gas purchased at December 31, 2024 and 2023 for Southern Company and Southern Company Gas were as follows:

	Southern Company	Southern Company Gas
	mmBtu Volume (in millions)
At December 31, 2024:
Commodity – Natural gas swaps	255	—
Commodity – Natural gas options	176	83
Total hedge volume	431	83

At December 31, 2023:
Commodity – Natural gas swaps	109	—
Commodity – Natural gas options	339	102
Total hedge volume	448	102
Southern Company Gas' derivative contracts are comprised of both long and short natural gas positions. A long position is a contract to purchase natural gas, and a short position is a contract to sell natural gas. The volumes presented above for Southern Company Gas represent the net of long natural gas positions of 90 million mmBtu and short natural gas positions of 7 million mmBtu at December 31, 2024 and the net of long natural gas positions of 112 million mmBtu and short natural gas positions of 10 million mmBtu at December 31, 2023.
For the Southern Company system, the weighted average swap contract cost per mmBtu was approximately $0.15 per mmBtu below market prices at December 31, 2024 and was approximately $0.76 per mmBtu below market prices at December 31, 2023. The change in option fair value is primarily attributable to the volatility of the market and the underlying change in the natural gas price. Substantially all of the traditional electric operating companies' natural gas hedge gains and losses are recovered through their respective fuel cost recovery clauses.
The Registrants use OTC contracts that are not exchange traded but are fair valued using prices which are market observable, and thus fall into Level 2 of the fair value hierarchy. In addition, Southern Company Gas uses exchange-traded market-observable contracts, which are categorized as Level 1. See Note 13 to the financial statements for further discussion of fair value measurements. The maturities of the energy-related derivative contracts for Southern Company and Southern Company Gas at December 31, 2024 were as follows:

	Fair Value Measurements of Contracts at
	December 31, 2024
	Total Fair Value	Maturity
		2025	2026 – 2027	2028 – 2029	Thereafter
	(in millions)
Southern Company
Level 1(a)	$7	$6	$1	$—	$—
Level 2(b)	(46)	(52)	4	1	1
Southern Company total(c)	$(39)	$(46)	$5	$1	$1

Southern Company Gas
Level 1(a)	$7	$6	$1	$—	$—
Level 2(b)	3	3	—	—	—
Southern Company Gas total(c)	$10	$9	$1	$—	$—
(a)Valued using NYMEX futures prices.
(b)Level 2 amounts for Southern Company Gas are valued using basis transactions that represent the cost to transport natural gas from a NYMEX delivery point to the contract delivery point. These transactions are based on quotes obtained either through electronic trading platforms or directly from brokers.
(c)Excludes cash collateral of $17 million as well as immaterial premium and associated intrinsic value associated with weather derivatives.
The Registrants are exposed to risk in the event of nonperformance by counterparties to energy-related and interest rate derivative contracts, as applicable. The Registrants generally enter into agreements and material transactions with counterparties that have

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
investment grade credit ratings by Moody's, S&P, or Fitch or with counterparties who have posted collateral to cover potential credit exposure. Therefore, the Registrants do not anticipate market risk exposure from nonperformance by the counterparties. For additional information, see Note 1 to the financial statements under "Financial Instruments" and Note 14 to the financial statements.
Credit Risk
Southern Company (except as discussed herein), the traditional electric operating companies, and Southern Power are not exposed to any concentrations of credit risk. Southern Company Gas' exposure to concentrations of credit risk is discussed herein.
Southern Company Gas
Gas Distribution Operations
Concentration of credit risk occurs at Atlanta Gas Light for amounts billed for services and other costs to its customers, which consist of the 14 Marketers in Georgia. The credit risk exposure to the Marketers varies seasonally, with the lowest exposure in the non-peak summer months and the highest exposure in the peak winter months. Marketers are responsible for the retail sale of natural gas to end-use customers in Georgia. The provisions of Atlanta Gas Light's tariff allow Atlanta Gas Light to obtain credit security support in an amount equal to a minimum of two times a Marketer's highest month's estimated bill from Atlanta Gas Light. For 2024, the four largest Marketers based on customer count, which includes SouthStar, accounted for 20% of Southern Company Gas' operating revenues and 23% of operating revenues for Southern Company Gas' gas distribution operations segment.
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

    Table of Contents                                Index to Financial Statements
Item 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Table of Contents                                Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of The Southern Company and Subsidiary Companies
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of The Southern Company and Subsidiary Companies (Southern Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2024, the related notes, and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). We also have audited Southern Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southern Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, Southern Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.
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
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the impact of rate regulation on certain assets and liabilities included the following, among others:
•We tested the effectiveness of management's controls over the evaluation of the likelihood of (1) the recovery in future rates of certain incurred costs and (2) refunds or future reductions in rates that should be reported as regulatory liabilities; and the monitoring and evaluation of regulatory developments that may affect the likelihood of recovering certain costs in future rates or of a future reduction in rates. We also tested the effectiveness of management's controls over the initial recognition of certain regulatory assets or liabilities.
•We read and evaluated relevant regulatory orders issued and/or other relevant publicly available information to assess the likelihood of recovery of certain incurred costs in future rates or of a future reduction in rates based on precedents of the treatment of similar costs under similar circumstances.
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
February 19, 2025
We have served as Southern Company's auditor since 2002.

    Table of Contents                                Index to Financial Statements
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2024, 2023, and 2022
Southern Company and Subsidiary Companies

	2024	2023	2022
	(in millions)
Operating Revenues:
Retail electric revenues	$17,790	$16,343	$18,197
Wholesale electric revenues	2,431	2,467	3,641
Other electric revenues	896	792	747
Natural gas revenues	4,456	4,702	5,962
Other revenues	1,151	949	732
Total operating revenues	26,724	25,253	29,279
Operating Expenses:
Fuel	4,096	4,365	6,835
Purchased power	883	883	1,593
Cost of natural gas	1,196	1,644	3,004
Cost of other sales	668	560	396
Other operations and maintenance	6,539	6,093	6,824
Depreciation and amortization	4,755	4,525	3,663
Taxes other than income taxes	1,540	1,425	1,411
Estimated loss on Plant Vogtle Units 3 and 4	(21)	(68)	183
Total operating expenses	19,656	19,427	23,909
Operating Income	7,068	5,826	5,370
Other Income and (Expense):
Allowance for equity funds used during construction	235	268	224
Earnings from equity method investments	139	144	151
Interest expense, net of amounts capitalized	(2,743)	(2,446)	(2,022)
Other income (expense), net	530	553	500
Total other income and (expense)	(1,839)	(1,481)	(1,147)
Earnings Before Income Taxes	5,229	4,345	4,223
Income taxes	969	496	795
Consolidated Net Income	4,260	3,849	3,428
Dividends on preferred stock of subsidiaries	—	—	11
Net loss attributable to noncontrolling interests	(141)	(127)	(107)
Consolidated Net Income Attributable to Southern Company	$4,401	$3,976	$3,524
Common Stock Data:
Earnings per share —
Basic	$4.02	$3.64	$3.28
Diluted	3.99	3.62	3.26
Average number of shares of common stock outstanding — (in millions)
Basic	1,096	1,092	1,075
Diluted	1,102	1,098	1,081
The accompanying notes are an integral part of these consolidated financial statements.

    Table of Contents                                Index to Financial Statements
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2024, 2023, and 2022
Southern Company and Subsidiary Companies

	2024	2023	2022
	(in millions)
Consolidated Net Income	$4,260	$3,849	$3,428
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $(2), $(17), and $(19), respectively	(5)	(41)	(60)
Reclassification adjustment for amounts included in net income, net of tax of $28, $27, and $23, respectively	80	69	73
Pension and other postretirement benefit plans:
Benefit plan net gain (loss), net of tax of $10, $(14), and $18, respectively	23	(39)	48
Reclassification adjustment for amounts included in net income, net of tax of $—, $—, and $3, respectively	1	1	10
Total other comprehensive income (loss)	99	(10)	71
Dividends on preferred stock of subsidiaries	—	—	11
Comprehensive loss attributable to noncontrolling interests	(141)	(127)	(107)
Consolidated Comprehensive Income Attributable to Southern Company	$4,500	$3,966	$3,595
The accompanying notes are an integral part of these consolidated financial statements.

    Table of Contents                                Index to Financial Statements
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2024, 2023, and 2022
Southern Company and Subsidiary Companies

	2024	2023	2022
	(in millions)
Operating Activities:
Consolidated net income	$4,260	$3,849	$3,428
Adjustments to reconcile consolidated net income to net cash provided from operating activities —
Depreciation and amortization, total	5,266	4,986	4,064
Deferred income taxes	536	63	670
Utilization of federal tax credit carryforward	90	353	88
Allowance for equity funds used during construction	(235)	(268)	(224)
Pension, postretirement, and other employee benefits	(556)	(527)	(436)
Settlement of asset retirement obligations	(566)	(617)	(455)
Storm damage and reliability reserve accruals	163	124	430
Stock based compensation expense	132	137	127
Estimated loss on Plant Vogtle Units 3 and 4	(21)	(68)	183
Retail fuel cost under recovery – long-term	(32)	(206)	(2,166)
Natural gas cost under recovery – long-term	—	—	207
Storm damage cost recovery – long-term	(631)	—	—
Other, net	(39)	(138)	226
Changes in certain current assets and liabilities —
-Receivables	(372)	482	(771)
-Retail fuel cost under recovery	984	686	(100)
-Fossil fuel for generation	140	(368)	(125)
-Materials and supplies	(189)	(345)	(160)
-Natural gas cost under recovery	—	108	158
-Other current assets	(47)	(106)	(186)
-Accounts payable	492	(863)	1,021
-Accrued taxes	206	23	51
-Customer refunds	83	(157)	119
-Natural gas cost over recovery	(21)	214	—
-Other current liabilities	145	191	153
Net cash provided from operating activities	9,788	7,553	6,302
Investing Activities:
Property additions	(8,955)	(9,095)	(7,923)
Nuclear decommissioning trust fund purchases	(1,551)	(1,142)	(1,125)
Nuclear decommissioning trust fund sales	1,535	1,121	1,112
Proceeds from dispositions	369	164	275
Cost of removal, net of salvage	(632)	(592)	(649)
Change in construction payables, net	106	18	203
Payments pursuant to LTSAs	(108)	(99)	(190)
Other investing activities	(164)	(43)	(133)
Net cash used for investing activities	(9,400)	(9,668)	(8,430)
Financing Activities:
Increase (decrease) in notes payable, net	(648)	973	(337)
Proceeds —
Long-term debt	6,159	8,972	5,132
Short-term borrowings	700	350	2,650
Common stock	143	36	1,808
Redemptions and repurchases —
Long-term debt	(2,222)	(4,294)	(2,158)
Short-term borrowings	(1,020)	(1,630)	(1,150)
Preferred stock	—	—	(298)
Distributions to noncontrolling interests	(185)	(234)	(259)
Payment of common stock dividends	(2,954)	(3,035)	(2,907)
Other financing activities	(181)	(139)	(145)
Net cash provided from (used for) financing activities	(208)	999	2,336
Net Change in Cash, Cash Equivalents, and Restricted Cash	180	(1,116)	208
Cash, Cash Equivalents, and Restricted Cash at Beginning of Year	921	2,037	1,829
Cash, Cash Equivalents, and Restricted Cash at End of Year	$1,101	$921	$2,037
Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $103, $132, and $103 capitalized, respectively)	$2,538	$2,184	$1,758
Income taxes, net (excludes credit transfers)	176	132	146
Noncash transactions —
Accrued property additions at year-end	1,199	1,027	1,024
LTSA credits utilized from the sale of spare parts	13	23	—
Contributions from noncontrolling interests	—	—	15
Issuance of common stock under dividend reinvestment plan	179	—	—
The accompanying notes are an integral part of these consolidated financial statements.

    Table of Contents                                Index to Financial Statements
CONSOLIDATED BALANCE SHEETS
At December 31, 2024 and 2023
Southern Company and Subsidiary Companies

Assets	2024	2023
	(in millions)
Current Assets:
Cash and cash equivalents	$1,070	$748
Receivables —
Customer accounts	2,228	2,030
Unbilled revenues	825	786
Under recovered fuel clause revenues	713	696
Other accounts and notes	597	519
Accumulated provision for uncollectible accounts	(74)	(68)
Materials and supplies	2,178	1,989
Fossil fuel for generation	803	943
Natural gas for sale	388	420
Prepaid expenses	294	406
Assets from risk management activities, net of collateral	39	36
Regulatory assets – asset retirement obligations	353	274
Other regulatory assets	804	1,120
Other current assets	476	533
Total current assets	10,694	10,432
Property, Plant, and Equipment:
In service	137,143	128,428
Less: Accumulated depreciation	40,126	37,725
Plant in service, net of depreciation	97,017	90,703
Other utility plant, net	410	499
Nuclear fuel, at amortized cost	873	858
Construction work in progress	6,389	7,784
Total property, plant, and equipment	104,689	99,844
Other Property and Investments:
Goodwill	5,161	5,161
Nuclear decommissioning trusts, at fair value	2,621	2,424
Equity investments in unconsolidated subsidiaries	1,416	1,368
Other intangible assets, net of amortization of $412 and $376, respectively	332	368
Miscellaneous property and investments	668	665
Total other property and investments	10,198	9,986
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	1,386	1,432
Deferred charges related to income taxes	889	886
Prepaid pension costs	2,674	2,079
Unamortized loss on reacquired debt	203	220
Deferred under recovered retail fuel clause revenues	485	1,261
Regulatory assets – asset retirement obligations, deferred	5,458	5,459
Other regulatory assets, deferred	7,037	6,264
Other deferred charges and assets	1,467	1,468
Total deferred charges and other assets	19,599	19,069
Total Assets	$145,180	$139,331
The accompanying notes are an integral part of these consolidated financial statements.

    Table of Contents                                Index to Financial Statements
CONSOLIDATED BALANCE SHEETS
At December 31, 2024 and 2023
Southern Company and Subsidiary Companies

Liabilities and Stockholders' Equity	2024	2023
	(in millions)
Current Liabilities:
Securities due within one year	$4,718	$2,476
Notes payable	1,338	2,314
Accounts payable	3,701	2,898
Customer deposits	486	503
Accrued taxes —
Accrued income taxes	57	8
Other accrued taxes	997	860
Accrued interest	682	652
Accrued compensation	1,261	1,151
Asset retirement obligations	731	744
Liabilities from risk management activities, net of collateral	160	294
Operating lease obligations	200	183
Natural gas cost over recovery	193	214
Other regulatory liabilities	369	141
Other current liabilities	1,100	1,029
Total current liabilities	15,993	13,467
Long-Term Debt	58,768	57,210
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	11,730	10,990
Deferred credits related to income taxes	4,434	4,674
Accumulated deferred ITCs	2,056	2,067
Employee benefit obligations	1,011	1,115
Operating lease obligations, deferred	1,253	1,307
Asset retirement obligations, deferred	9,203	9,573
Other cost of removal obligations	2,016	1,957
Other regulatory liabilities, deferred	692	715
Other deferred credits and liabilities	1,350	1,031
Total deferred credits and other liabilities	33,745	33,429
Total Liabilities	108,506	104,106
Common Stockholders' Equity:
Common stock, par value $5 per share (Authorized - 1.5 billion shares)	5,446	5,423
(Issued - 1.1 billion shares; Treasury - 1.0 million shares)
Paid-in capital	14,149	13,775
Treasury, at cost	(59)	(59)
Retained earnings	13,750	12,482
Accumulated other comprehensive loss	(78)	(177)
Total common stockholders' equity	33,208	31,444
Noncontrolling interests	3,466	3,781
Total Stockholders' Equity (See accompanying statements)	36,674	35,225
Total Liabilities and Stockholders' Equity	$145,180	$139,331
Commitments and Contingent Matters (See notes)
The accompanying notes are an integral part of these consolidated financial statements.

    Table of Contents                                Index to Financial Statements
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2024, 2023, and 2022
Southern Company and Subsidiary Companies

	Southern Company Common Stockholders' Equity
	Number of Common Shares		Common Stock				Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Issued	Treasury	Par Value	Paid-In Capital	Treasury	Retained Earnings			Total
	(in millions)
Balance at December 31, 2021	1,061	(1)	$5,279	$11,950	$(47)	$10,929	$(237)	$4,402	$32,276
Consolidated net income (loss)	—	—	—	—	—	3,524	—	(107)	3,417
Other comprehensive income	—	—	—	—	—	—	71	—	71
Stock issued	29	—	138	1,670	—	—	—	—	1,808
Stock-based compensation	—	—	—	44	—	—	—	—	44
Cash dividends of $2.7000 per share	—	—	—	—	—	(2,907)	—	—	(2,907)
Capital contributions from noncontrolling interests	—	—	—	—	—	—	—	88	88
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(259)	(259)
Other	—	—	—	9	(6)	(8)	(1)	—	(6)
Balance at December 31, 2022	1,090	(1)	5,417	13,673	(53)	11,538	(167)	4,124	34,532
Consolidated net income (loss)	—	—	—	—	—	3,976	—	(127)	3,849
Other comprehensive income (loss)	—	—	—	—	—	—	(10)	—	(10)
Stock issued	2	—	6	30	—	—	—	—	36
Stock-based compensation	—	—	—	73	—	—	—	—	73
Cash dividends of $2.7800 per share	—	—	—	—	—	(3,035)	—	—	(3,035)
Capital contributions from noncontrolling interests	—	—	—	—	—	—	—	21	21
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(236)	(236)
Other	—	—	—	(1)	(6)	3	—	(1)	(5)
Balance at December 31, 2023	1,092	(1)	5,423	13,775	(59)	12,482	(177)	3,781	35,225
Consolidated net income (loss)	—	—	—	—	—	4,401	—	(141)	4,260
Other comprehensive income	—	—	—	—	—	—	99	—	99
Stock issued	6	—	23	299	—	—	—	—	322
Stock-based compensation	—	—	—	56	—	—	—	—	56
Dividends of $2.8600 per share	—	—	—	—	—	(3,133)	—	—	(3,133)
Capital contributions from noncontrolling interests	—	—	—	—	—	—	—	11	11
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(185)	(185)
Other	—	—	—	19	—	—	—	—	19
Balance at December 31, 2024	1,098	(1)	$5,446	$14,149	$(59)	$13,750	$(78)	$3,466	$36,674
The accompanying notes are an integral part of these consolidated financial statements.

    Table of Contents                                Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Alabama Power Company
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Alabama Power Company (Alabama Power) (a wholly-owned subsidiary of The Southern Company) as of December 31, 2024 and 2023, the related statements of income, comprehensive income, common stockholder's equity, and cash flows for each of the three years in the period ended December 31, 2024, the related notes, and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of Alabama Power as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
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
•We obtained representation from management regarding the likelihood of recoverability of incurred costs and potential refund or future reduction in rates for regulatory liabilities to assess management's assertions about the likelihood of recovery, refund, or a future reduction in rates.
•We evaluated Alabama Power's disclosures related to the impacts of rate regulation, including the balances recorded and regulatory developments, including where there is a high degree of subjectivity involved in assessing the potential impact of future regulatory orders on incurred costs.
/s/ Deloitte & Touche LLP
Birmingham, Alabama
February 19, 2025
We have served as Alabama Power's auditor since 2002.

    Table of Contents                                Index to Financial Statements
STATEMENTS OF INCOME
For the Years Ended December 31, 2024, 2023, and 2022
Alabama Power Company

	2024	2023	2022
	(in millions)
Operating Revenues:
Retail revenues	$6,639	$6,159	$6,470
Wholesale revenues, non-affiliates	337	424	726
Wholesale revenues, affiliates	139	60	202
Other revenues	439	407	419
Total operating revenues	7,554	7,050	7,817
Operating Expenses:
Fuel	1,358	1,299	1,840
Purchased power, non-affiliates	199	253	441
Purchased power, affiliates	175	251	360
Other operations and maintenance	1,895	1,769	1,935
Depreciation and amortization	1,459	1,401	875
Taxes other than income taxes	471	442	424
Total operating expenses	5,557	5,415	5,875
Operating Income	1,997	1,635	1,942
Other Income and (Expense):
Allowance for equity funds used during construction	57	82	70
Interest expense, net of amounts capitalized	(448)	(425)	(382)
Other income (expense), net	157	159	144
Total other income and (expense)	(234)	(184)	(168)
Earnings Before Income Taxes	1,763	1,451	1,774
Income taxes	360	81	423
Net Income	1,403	1,370	1,351
Dividends on Preferred Stock	—	—	11
Net Income After Dividends on Preferred Stock	$1,403	$1,370	$1,340

STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2024, 2023, and 2022
Alabama Power Company

	2024	2023	2022
	(in millions)
Net Income	$1,403	$1,370	$1,351
Other comprehensive income:
Qualifying hedges:
Changes in fair value, net of tax of $—, $—, and $—, respectively	—	—	(1)
Reclassification adjustment for amounts included in net income, net of tax of $1, $1, and $2, respectively	2	2	5
Total other comprehensive income	2	2	4
Comprehensive Income	$1,405	$1,372	$1,355
The accompanying notes are an integral part of these financial statements.

    Table of Contents                                Index to Financial Statements
STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2024, 2023, and 2022
Alabama Power Company

	2024	2023	2022
	(in millions)
Operating Activities:
Net income	$1,403	$1,370	$1,351
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	1,608	1,554	1,014
Deferred income taxes	(55)	(242)	355
Allowance for equity funds used during construction	(57)	(82)	(70)
Pension, postretirement, and other employee benefits	(213)	(204)	(118)
Settlement of asset retirement obligations	(254)	(270)	(205)
Natural disaster reserve and reliability reserve accruals	96	70	185
Retail fuel cost under recovery – long-term	—	—	(520)
Other, net	102	4	(50)
Changes in certain current assets and liabilities —
-Receivables	(32)	(24)	(321)
-Fossil fuel stock	55	(165)	(70)
-Materials and supplies	(57)	(105)	(7)
-Retail fuel cost under recovery	246	376	(102)
-Other current assets	(32)	(20)	(23)
-Accounts payable	(127)	(162)	249
-Other current liabilities	212	(21)	(29)
Net cash provided from operating activities	2,895	2,079	1,639
Investing Activities:
Property additions	(1,881)	(2,022)	(2,016)
Nuclear decommissioning trust fund purchases	(593)	(301)	(355)
Nuclear decommissioning trust fund sales	592	300	354
Cost of removal net of salvage	(166)	(178)	(234)
Change in construction payables, net of joint owner portion	10	(44)	50
Other investing activities	51	49	(62)
Net cash used for investing activities	(1,987)	(2,196)	(2,263)
Financing Activities:
Increase (decrease) in notes payable, net	(40)	40	—
Proceeds —
Senior notes	—	500	1,700
Revenue bonds	—	326	—
Short-term borrowings	50	—	—
Other long-term debt	8	29	—
Redemptions and repurchases —
Senior notes	—	(300)	(750)
Preferred stock	—	—	(298)
Revenue bonds	(21)	—	—
Short-term borrowings	(50)	—	—
Other long-term debt	(22)	—	—
Capital contributions from parent company	527	407	649
Payment of common stock dividends	(1,182)	(1,141)	(1,016)
Other financing activities	(2)	(22)	(34)
Net cash provided from (used for) financing activities	(732)	(161)	251
Net Change in Cash, Cash Equivalents, and Restricted Cash	176	(278)	(373)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Year	409	687	1,060
Cash, Cash Equivalents, and Restricted Cash at End of Year	$585	$409	$687
Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $18, $27, and $20 capitalized, respectively)	$428	$397	$342
Income taxes, net	387	315	121
Noncash transactions — Accrued property additions at year-end	148	138	182
The accompanying notes are an integral part of these financial statements.

    Table of Contents                                Index to Financial Statements
BALANCE SHEETS
At December 31, 2024 and 2023
Alabama Power Company

Assets	2024	2023
	(in millions)
Current Assets:
Cash and cash equivalents	$585	$324
Receivables —
Customer accounts	512	513
Unbilled revenues	187	191
Affiliated	91	72
Other accounts and notes	126	109
Accumulated provision for uncollectible accounts	(22)	(16)
Fossil fuel stock	339	394
Materials and supplies	699	655
Prepaid expenses	63	62
Regulatory assets – under recovered retail fuel clause revenues	—	246
Other regulatory assets	332	385
Other current assets	79	142
Total current assets	2,991	3,077
Property, Plant, and Equipment:
In service	36,501	35,429
Less: Accumulated provision for depreciation	11,741	11,131
Plant in service, net of depreciation	24,760	24,298
Other utility plant, net	410	499
Nuclear fuel, at amortized cost	262	253
Construction work in progress	1,377	1,095
Total property, plant, and equipment	26,809	26,145
Other Property and Investments:
Nuclear decommissioning trusts, at fair value	1,386	1,261
Equity investments in unconsolidated subsidiaries	48	52
Miscellaneous property and investments	129	155
Total other property and investments	1,563	1,468
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	84	87
Deferred charges related to income taxes	264	262
Prepaid pension and other postretirement benefit costs	841	659
Regulatory assets – asset retirement obligations	1,780	1,810
Other regulatory assets, deferred	1,815	1,858
Other deferred charges and assets	391	414
Total deferred charges and other assets	5,175	5,090
Total Assets	$36,538	$35,780
The accompanying notes are an integral part of these financial statements.

    Table of Contents                                Index to Financial Statements
BALANCE SHEETS
At December 31, 2024 and 2023
Alabama Power Company

Liabilities and Stockholder's Equity	2024	2023
	(in millions)
Current Liabilities:
Securities due within one year	$655	$223
Notes payable	—	40
Accounts payable —
Affiliated	299	330
Other	625	630
Customer deposits	113	105
Accrued taxes	78	51
Accrued interest	120	122
Accrued compensation	240	222
Asset retirement obligations	364	346
Other regulatory liabilities	165	44
Other current liabilities	219	191
Total current liabilities	2,878	2,304
Long-Term Debt	10,499	10,960
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	4,178	4,170
Deferred credits related to income taxes	1,398	1,506
Accumulated deferred ITCs	113	74
Employee benefit obligations	148	155
Operating lease obligations	76	81
Asset retirement obligations, deferred	3,694	3,812
Other regulatory liabilities, deferred	271	291
Other deferred credits and liabilities	195	94
Total deferred credits and other liabilities	10,073	10,183
Total Liabilities	23,450	23,447
Common Stockholder's Equity:
Common stock, par value $40 per share (Authorized - 40 million shares; Outstanding - 31 million shares)	1,222	1,222
Paid-in capital	7,657	7,125
Retained earnings	4,214	3,993
Accumulated other comprehensive loss	(5)	(7)
Total common stockholder's equity (See accompanying statements)	13,088	12,333
Total Liabilities and Stockholder's Equity	$36,538	$35,780
Commitments and Contingent Matters (See notes)
The accompanying notes are an integral part of these financial statements.

    Table of Contents                                Index to Financial Statements
STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
For the Years Ended December 31, 2024, 2023, and 2022
Alabama Power Company

	Number of Common Shares Issued	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balance at December 31, 2021	31	$1,222	$6,056	$3,448	$(13)	$10,713
Net income after dividends on preferred stock	—	—	—	1,340	—	1,340
Capital contributions from parent company	—	—	654	—	—	654
Other comprehensive income	—	—	—	—	4	4
Cash dividends on common stock	—	—	—	(1,016)	—	(1,016)
Other	—	—	—	(8)	—	(8)
Balance at December 31, 2022	31	1,222	6,710	3,764	(9)	11,687
Net income after dividends on preferred stock	—	—	—	1,370	—	1,370
Capital contributions from parent company	—	—	415	—	—	415
Other comprehensive income	—	—	—	—	2	2
Cash dividends on common stock	—	—	—	(1,141)	—	(1,141)
Balance at December 31, 2023	31	1,222	7,125	3,993	(7)	12,333
Net income after dividends on preferred stock	—	—	—	1,403	—	1,403
Capital contributions from parent company	—	—	532	—	—	532
Other comprehensive income	—	—	—	—	2	2
Cash dividends on common stock	—	—	—	(1,182)	—	(1,182)
Balance at December 31, 2024	31	$1,222	$7,657	$4,214	$(5)	$13,088
The accompanying notes are an integral part of these financial statements.

    Table of Contents                                Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholder and the Board of Directors of Georgia Power Company
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Georgia Power Company (Georgia Power) (a wholly-owned subsidiary of The Southern Company) as of December 31, 2024 and 2023, the related statements of income, comprehensive income, common stockholder's equity, and cash flows for each of the three years in the period ended December 31, 2024, the related notes, and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of Georgia Power as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
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
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the impact of rate regulation on certain assets and liabilities included the following, among others:
•We tested the effectiveness of management's controls over the evaluation of the likelihood of (1) the recovery in future rates of certain incurred costs and (2) refunds or future reductions in rates that should be reported as regulatory liabilities; and the monitoring and evaluation of regulatory developments that may affect the likelihood of recovering certain costs in future rates or of a future reduction in rates. We also tested the effectiveness of management's controls over the initial recognition of certain regulatory assets or liabilities.
•We read and evaluated relevant regulatory orders issued and/or other relevant publicly available information to assess the likelihood of recovery of certain incurred costs in future rates or of a future reduction in rates based on precedents of the treatment of similar costs under similar circumstances.
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
February 19, 2025
We have served as Georgia Power's auditor since 2002.

    Table of Contents                                Index to Financial Statements
STATEMENTS OF INCOME
For the Years Ended December 31, 2024, 2023, and 2022
Georgia Power Company

	2024	2023	2022
	(in millions)
Operating Revenues:
Retail revenues	$10,187	$9,222	$10,792
Wholesale revenues	265	188	235
Other revenues	879	708	557
Total operating revenues	11,331	10,118	11,584
Operating Expenses:
Fuel	1,658	1,781	2,486
Purchased power, non-affiliates	615	517	856
Purchased power, affiliates	745	764	1,401
Other operations and maintenance	2,372	2,083	2,349
Depreciation and amortization	1,774	1,681	1,430
Taxes other than income taxes	647	541	527
Estimated loss on Plant Vogtle Units 3 and 4	(21)	(68)	183
Total operating expenses	7,790	7,299	9,232
Operating Income	3,541	2,819	2,352
Other Income and (Expense):
Allowance for equity funds used during construction	152	165	140
Interest expense, net of amounts capitalized	(725)	(626)	(485)
Other income (expense), net	178	170	176
Total other income and (expense)	(395)	(291)	(169)
Earnings Before Income Taxes	3,146	2,528	2,183
Income taxes	603	448	370
Net Income	$2,543	$2,080	$1,813
STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2024, 2023, and 2022
Georgia Power Company

	2024	2023	2022
	(in millions)
Net Income	$2,543	$2,080	$1,813
Other comprehensive income:
Qualifying hedges:
Changes in fair value, net of tax of $6, $(1), and $8, respectively	18	(2)	23
Reclassification adjustment for amounts included in net income, net of tax of $1, $2, and $2, respectively	4	5	5
Total other comprehensive income	22	3	28
Comprehensive Income	$2,565	$2,083	$1,841
The accompanying notes are an integral part of these financial statements.

    Table of Contents                                Index to Financial Statements
STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2024, 2023, and 2022
Georgia Power Company

	2024	2023	2022
	(in millions)
Operating Activities:
Net income	$2,543	$2,080	$1,813
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	2,080	1,914	1,622
Deferred income taxes	369	184	313
Allowance for equity funds used during construction	(152)	(165)	(140)
Pension, postretirement, and other employee benefits	(288)	(272)	(240)
Settlement of asset retirement obligations	(270)	(304)	(212)
Storm damage accruals	31	31	213
Estimated loss on Plant Vogtle Units 3 and 4	(21)	(68)	183
Retail fuel cost under recovery – long-term	—	(157)	(1,646)
Storm damage cost recovery – long-term	(631)	—	—
Other, net	(144)	(82)	81
Changes in certain current assets and liabilities —
-Receivables	(268)	(57)	(286)
-Retail fuel cost under recovery	738	308	—
-Fossil fuel stock	96	(189)	(43)
-Materials and supplies	(81)	(154)	(73)
-Other current assets	(51)	(63)	(83)
-Accounts payable	633	(206)	264
-Accrued taxes	212	74	173
-Customer refunds	(4)	(117)	113
-Other current liabilities	1	(5)	(14)
Net cash provided from operating activities	4,793	2,752	2,038
Investing Activities:
Property additions	(4,816)	(4,786)	(3,809)
Nuclear decommissioning trust fund purchases	(958)	(841)	(770)
Nuclear decommissioning trust fund sales	942	821	758
Cost of removal, net of salvage	(336)	(279)	(274)
Change in construction payables, net of joint owner portion	68	50	186
Payments pursuant to LTSAs	(74)	(49)	(44)
Proceeds from dispositions	357	59	56
Other investing activities	(79)	(54)	(57)
Net cash used for investing activities	(4,896)	(5,079)	(3,954)
Financing Activities:
Increase (decrease) in notes payable, net	(811)	811	—
Proceeds —
Senior notes	2,117	2,450	1,500
Short-term borrowings	350	350	2,100
Revenue bonds	—	229	200
Redemptions and repurchases —
Senior notes	(400)	(800)	(400)
Short-term borrowings	(670)	(1,430)	(500)
FFB loan	(86)	(86)	(88)
Revenue bonds	—	—	(53)
Other long-term debt	—	—	(125)
Capital contributions from parent company	1,780	2,291	1,471
Payment of common stock dividends	(2,051)	(1,855)	(1,691)
Other financing activities	(83)	(38)	(51)
Net cash provided from financing activities	146	1,922	2,363
Net Change in Cash, Cash Equivalents, and Restricted Cash	43	(405)	447
Cash, Cash Equivalents, and Restricted Cash at Beginning of Year	75	480	33
Cash, Cash Equivalents, and Restricted Cash at End of Year	$118	$75	$480
Supplemental Cash Flow Information:
Cash paid (received) during the period for —
Interest (net of $57, $86, and $73 capitalized, respectively)	$680	$592	$432
Income taxes, net (excludes credit transfers)	(14)	220	30
Noncash transactions — Accrued property additions at year-end	739	680	626
The accompanying notes are an integral part of these financial statements.

    Table of Contents                                Index to Financial Statements
BALANCE SHEETS
At December 31, 2024 and 2023
Georgia Power Company

Assets	2024	2023
	(in millions)
Current Assets:
Cash and cash equivalents	$97	$9
Receivables —
Customer accounts, net	985	843
Unbilled revenues	341	275
Under recovered retail fuel clause revenues	713	694
Joint owner accounts	101	119
Affiliated	65	51
Other accounts and notes	92	81
Fossil fuel stock	385	480
Materials and supplies	968	883
Regulatory assets – asset retirement obligations	222	98
Other regulatory assets	373	423
Other current assets	262	305
Total current assets	4,604	4,261
Property, Plant, and Equipment:
In service	55,036	49,370
Less: Accumulated provision for depreciation	14,806	13,955
Plant in service, net of depreciation	40,230	35,415
Nuclear fuel, at amortized cost	611	605
Construction work in progress	3,197	4,975
Total property, plant, and equipment	44,038	40,995
Other Property and Investments:
Nuclear decommissioning trusts, at fair value	1,236	1,163
Equity investments in unconsolidated subsidiaries	43	47
Miscellaneous property and investments	192	151
Total other property and investments	1,471	1,361
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	1,331	884
Deferred charges related to income taxes	596	594
Prepaid pension costs	897	706
Deferred under recovered retail fuel clause revenues	453	1,211
Regulatory assets – asset retirement obligations, deferred	3,436	3,407
Other regulatory assets, deferred	3,814	2,890
Other deferred charges and assets	615	508
Total deferred charges and other assets	11,142	10,200
Total Assets	$61,255	$56,817
The accompanying notes are an integral part of these financial statements.

    Table of Contents                                Index to Financial Statements
BALANCE SHEETS
At December 31, 2024 and 2023
Georgia Power Company

Liabilities and Stockholder's Equity	2024	2023
	(in millions)
Current Liabilities:
Securities due within one year	$966	$502
Notes payable	200	1,329
Accounts payable —
Affiliated	984	840
Other	1,837	1,147
Customer deposits	256	250
Accrued taxes	803	582
Accrued interest	190	175
Accrued compensation	276	250
Operating lease obligations	169	135
Asset retirement obligations	309	338
Other regulatory liabilities	150	22
Other current liabilities	296	365
Total current liabilities	6,436	5,935
Long-Term Debt	17,384	16,198
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	4,385	4,018
Deferred credits related to income taxes	2,047	2,161
Accumulated deferred ITCs	343	326
Employee benefit obligations	205	248
Operating lease obligations, deferred	1,159	740
Asset retirement obligations, deferred	5,106	5,327
Other deferred credits and liabilities	509	481
Total deferred credits and other liabilities	13,754	13,301
Total Liabilities	37,574	35,434
Common Stockholder's Equity:
Common stock, without par value (Authorized - 20 million shares; Outstanding - 9 million shares)	398	398
Paid-in capital	19,708	17,923
Retained earnings	3,562	3,071
Accumulated other comprehensive income (loss)	13	(9)
Total common stockholder's equity (See accompanying statements)	23,681	21,383
Total Liabilities and Stockholder's Equity	$61,255	$56,817
Commitments and Contingent Matters (See notes)
The accompanying notes are an integral part of these financial statements.

    Table of Contents                                Index to Financial Statements
STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
For the Years Ended December 31, 2024, 2023, and 2022
Georgia Power Company

	Number of Common Shares Issued	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balance at December 31, 2021	9	$398	$14,153	$2,724	$(41)	$17,234
Net income	—	—	—	1,813	—	1,813
Capital contributions from parent company	—	—	1,473	—	—	1,473
Other comprehensive income	—	—	—	—	28	28
Cash dividends on common stock	—	—	—	(1,691)	—	(1,691)
Other	—	—	—	—	1	1
Balance at December 31, 2022	9	398	15,626	2,846	(12)	18,858
Net income	—	—	—	2,080	—	2,080
Capital contributions from parent company	—	—	2,297	—	—	2,297
Other comprehensive income	—	—	—	—	3	3
Cash dividends on common stock	—	—	—	(1,855)	—	(1,855)
Balance at December 31, 2023	9	398	17,923	3,071	(9)	21,383
Net income	—	—	—	2,543	—	2,543
Capital contributions from parent company	—	—	1,785	—	—	1,785
Other comprehensive income	—	—	—	—	22	22
Cash dividends on common stock	—	—	—	(2,051)	—	(2,051)
Other	—	—	—	(1)	—	(1)
Balance at December 31, 2024	9	$398	$19,708	$3,562	$13	$23,681
The accompanying notes are an integral part of these financial statements.

    Table of Contents                                Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholder and the Board of Directors of Mississippi Power Company
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Mississippi Power Company (Mississippi Power) (a wholly-owned subsidiary of The Southern Company) as of December 31, 2024 and 2023, the related statements of income, comprehensive income, common stockholder's equity, and cash flows for each of the three years in the period ended December 31, 2024, the related notes, and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of Mississippi Power as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
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
February 19, 2025
We have served as Mississippi Power's auditor since 2002.

    Table of Contents                                Index to Financial Statements
STATEMENTS OF INCOME
For the Years Ended December 31, 2024, 2023, and 2022
Mississippi Power Company

	2024	2023	2022
	(in millions)
Operating Revenues:
Retail revenues	$965	$963	$935
Wholesale revenues, non-affiliates	228	272	252
Wholesale revenues, affiliates	218	200	460
Other revenues	52	39	47
Total operating revenues	1,463	1,474	1,694
Operating Expenses:
Fuel and purchased power	477	538	789
Other operations and maintenance	370	362	376
Depreciation and amortization	193	190	181
Taxes other than income taxes	127	124	124
Total operating expenses	1,167	1,214	1,470
Operating Income	296	260	224
Other Income and (Expense):
Interest expense, net of amounts capitalized	(77)	(71)	(56)
Other income (expense), net	27	35	33
Total other income and (expense)	(50)	(36)	(23)
Earnings Before Income Taxes	246	224	201
Income taxes	47	36	37
Net Income	$199	$188	$164
STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2024, 2023, and 2022
Mississippi Power Company

	2024	2023	2022
	(in millions)
Net Income	$199	$188	$164
Other comprehensive income:
Qualifying hedges:
Changes in fair value, net of tax of $2, $—, and $—, respectively	5	—	—
Total other comprehensive income	5	—	—
Comprehensive Income	$204	$188	$164
The accompanying notes are an integral part of these financial statements.

    Table of Contents                                Index to Financial Statements
STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2024, 2023, and 2022
Mississippi Power Company

	2024	2023	2022
	(in millions)
Operating Activities:
Net income	$199	$188	$164
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	209	232	223
Deferred income taxes	16	(13)	(6)
Pension, postretirement, and other employee benefits	(21)	(20)	(18)
Settlement of asset retirement obligations	(17)	(18)	(20)
System restoration rider and reliability reserve accruals	35	23	32
Retail fuel cost under recovery – long-term	(32)	(50)	—
Other, net	5	(5)	21
Changes in certain current assets and liabilities —
-Receivables	(14)	85	(82)
-Materials and supplies	(13)	(9)	(10)
-Other current assets	(21)	7	(15)
-Accounts payable	(10)	(81)	97
-Accrued taxes	(2)	(7)	5
-Retail fuel cost over recovery	55	27	—
-Other current liabilities	17	10	(8)
Net cash provided from operating activities	406	369	383
Investing Activities:
Property additions	(311)	(319)	(257)
Cost of removal net of salvage	(41)	(32)	(27)
Change in construction payables, net of joint owner portion	—	9	(3)
Payments pursuant to LTSAs	(19)	(26)	(29)
Other investing activities	(2)	(2)	(1)
Net cash used for investing activities	(373)	(370)	(317)
Financing Activities:
Increase (decrease) in notes payable, net	14	—	—
Proceeds —
Senior notes	250	100	—
Revenue bonds	—	—	35
Redemptions — Senior notes	(200)	—	—
Capital contributions from parent company	68	68	68
Payment of common stock dividends	(188)	(185)	(170)
Other financing activities	(2)	(3)	(1)
Net cash used for financing activities	(58)	(20)	(68)
Net Change in Cash, Cash Equivalents, and Restricted Cash	(25)	(21)	(2)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Year	38	59	61
Cash, Cash Equivalents, and Restricted Cash at End of Year	$13	$38	$59
Supplemental Cash Flow Information:
Cash paid during the period for —
Interest	$74	$66	$55
Income taxes, net	51	52	33
Noncash transactions — Accrued property additions at year-end	36	34	22
The accompanying notes are an integral part of these financial statements.

    Table of Contents                                Index to Financial Statements
BALANCE SHEETS
At December 31, 2024 and 2023
Mississippi Power Company

Assets	2024	2023
	(in millions)
Current Assets:
Cash and cash equivalents	$13	$38
Receivables —
Customer accounts, net	45	36
Unbilled revenues	39	40
Affiliated	33	29
Other accounts and notes	24	20
Fossil fuel stock	56	47
Materials and supplies	103	89
Other regulatory assets	43	56
Other current assets	28	10
Total current assets	384	365
Property, Plant, and Equipment:
In service	5,697	5,523
Less: Accumulated provision for depreciation	1,833	1,792
Plant in service, net of depreciation	3,864	3,731
Construction work in progress	253	203
Total property, plant, and equipment	4,117	3,934
Other Property and Investments	152	158
Deferred Charges and Other Assets:
Deferred charges related to income taxes	27	28
Prepaid pension costs	124	99
Deferred under recovered retail fuel clause revenues	32	50
Regulatory assets – asset retirement obligations	243	244
Other regulatory assets, deferred	259	285
Accumulated deferred income taxes	82	96
Other deferred charges and assets	74	85
Total deferred charges and other assets	841	887
Total Assets	$5,494	$5,344
The accompanying notes are an integral part of these financial statements.

    Table of Contents                                Index to Financial Statements
BALANCE SHEETS
At December 31, 2024 and 2023
Mississippi Power Company

Liabilities and Stockholder's Equity	2024	2023
	(in millions)
Current Liabilities:
Securities due within one year	$12	$201
Notes payable	14	—
Accounts payable —
Affiliated	68	82
Other	83	73
Accrued taxes	115	117
Accrued compensation	46	43
Asset retirement obligations	32	29
Over recovered retail fuel clause revenues	32	27
Other regulatory liabilities	5	17
Other current liabilities	95	90
Total current liabilities	502	679
Long-Term Debt	1,681	1,443
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	492	469
Deferred credits related to income taxes	219	229
Employee benefit obligations	65	67
Asset retirement obligations, deferred	116	139
Other cost of removal obligations	170	186
Other regulatory liabilities, deferred	121	92
Other deferred credits and liabilities	39	37
Total deferred credits and other liabilities	1,222	1,219
Total Liabilities	3,405	3,341
Common Stockholder's Equity:
Common stock, without par value (Authorized - 50 million shares; Outstanding - 1 million shares)	38	38
Paid-in capital	4,791	4,721
Accumulated deficit	(2,745)	(2,756)
Accumulated other comprehensive income	5	—
Total common stockholder's equity (See accompanying statements)	2,089	2,003
Total Liabilities and Stockholder's Equity	$5,494	$5,344
Commitments and Contingent Matters (See notes)
The accompanying notes are an integral part of these financial statements.

    Table of Contents                                Index to Financial Statements
STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
For the Years Ended December 31, 2024, 2023, and 2022
Mississippi Power Company

	Number of Common Shares Issued	Common Stock	Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balance at December 31, 2021	1	$38	$4,582	$(2,753)	$—	$1,867
Net income	—	—	—	164	—	164
Capital contributions from parent company	—	—	70	—	—	70
Cash dividends on common stock	—	—	—	(170)	—	(170)
Balance at December 31, 2022	1	38	4,652	(2,759)	—	1,931
Net income	—	—	—	188	—	188
Capital contributions from parent company	—	—	69	—	—	69
Cash dividends on common stock	—	—	—	(185)	—	(185)
Balance at December 31, 2023	1	38	4,721	(2,756)	—	2,003
Net income	—	—	—	199	—	199
Capital contributions from parent company	—	—	70	—	—	70
Other comprehensive income	—	—	—	—	5	5
Cash dividends on common stock	—	—	—	(188)	—	(188)
Balance at December 31, 2024	1	$38	$4,791	$(2,745)	$5	$2,089
The accompanying notes are an integral part of these financial statements.

    Table of Contents                                Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholder and the Board of Directors of Southern Power Company and Subsidiary Companies
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Southern Power Company and subsidiary companies (Southern Power) (a wholly-owned subsidiary of The Southern Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2024, the related notes, and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of Southern Power as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
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
Income/Loss Allocation to Noncontrolling Interests – Refer to Note 1 (Summary of Significant Accounting Policies – Variable Interest Entities) and Note 7 (Consolidated Entities and Equity Method Investments – Southern Power – Variable Interest Entities) to the financial statements
Critical Audit Matter Description
Southern Power has entered into a number of tax equity partnership arrangements, wherein they agree to sell 100% of a class of membership interests (e.g. Class A) in an entity to a noncontrolling investor in exchange for cash contributions, while retaining control of the entity through a separate class of membership interests (e.g. Class B). The agreements for these partnerships give different rights and priorities to their owners in terms of cash distributions, tax attribute allocations, and partnership income or loss allocations. These provisions make the conventional equity method of accounting where an investor applies its "percentage ownership interest" to the investee's net income under generally accepted accounting principles to determine the investor's share of earnings or losses difficult to apply. Therefore, Southern Power uses the Hypothetical Liquidation at Book Value (HLBV) accounting method to account for these partnership arrangements. The HLBV accounting method calculates each partner's share of income or loss based on the change in net equity the partner can legally claim at the end of the reporting period compared to the beginning of the reporting period. The application of the HLBV accounting method by Southern Power required significant consideration of the allocations between Southern Power and the noncontrolling investors over the life of the agreement and the liquidation provisions of the agreement to determine the appropriate allocation of income or loss between the parties.

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
February 19, 2025
We have served as Southern Power's auditor since 2002.

    Table of Contents                                Index to Financial Statements
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2024, 2023, and 2022
Southern Power Company and Subsidiary Companies

	2024	2023	2022
	(in millions)
Operating Revenues:
Wholesale revenues, non-affiliates	$1,606	$1,597	$2,458
Wholesale revenues, affiliates	371	537	875
Other revenues	37	55	36
Total operating revenues	2,014	2,189	3,369
Operating Expenses:
Fuel	579	706	1,614
Purchased power	78	116	311
Other operations and maintenance	516	473	483
Depreciation and amortization	522	504	516
Taxes other than income taxes	41	51	49
Gain on dispositions, net	—	(20)	(2)
Total operating expenses	1,736	1,830	2,971
Operating Income	278	359	398
Other Income and (Expense):
Interest expense, net of amounts capitalized	(117)	(129)	(138)
Other income (expense), net	13	12	7
Total other income and (expense)	(104)	(117)	(131)
Earnings Before Income Taxes	174	242	267
Income taxes (benefit)	(13)	12	20
Net Income	187	230	247
Net loss attributable to noncontrolling interests	(141)	(127)	(107)
Net Income Attributable to Southern Power	$328	$357	$354
The accompanying notes are an integral part of these consolidated financial statements.

    Table of Contents                                Index to Financial Statements
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2024, 2023, and 2022
Southern Power Company and Subsidiary Companies

	2024	2023	2022
	(in millions)
Net Income	$187	$230	$247
Other comprehensive income:
Qualifying hedges:
Changes in fair value, net of tax of $(10), $(1), and $(30), respectively	(31)	(3)	(91)
Reclassification adjustment for amounts included in net income, net of tax of $12, $4, and $26, respectively	39	11	81
Pension and other postretirement benefit plans:
Benefit plan net gain (loss), net of tax of $2, $(2), and $6, respectively	7	(7)	18
Reclassification adjustment for amounts included in net income, net of tax of $—, $—, and $1, respectively	—	—	2
Total other comprehensive income	15	1	10
Comprehensive loss attributable to noncontrolling interests	(141)	(127)	(107)
Comprehensive Income Attributable to Southern Power	$343	$358	$364
The accompanying notes are an integral part of these consolidated financial statements.

    Table of Contents                                Index to Financial Statements
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2024, 2023, and 2022
Southern Power Company and Subsidiary Companies

	2024	2023	2022
	(in millions)
Operating Activities:
Net income	$187	$230	$247
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	537	524	543
Deferred income taxes	(7)	16	9
Utilization of federal tax credit carryforward	75	332	49
Amortization of ITCs	(58)	(58)	(58)
Gain on dispositions, net	—	(20)	(2)
Other, net	36	28	19
Changes in certain current assets and liabilities —
-Receivables	(39)	121	(82)
-Prepaid income taxes	2	2	22
-Other current assets	(24)	(24)	(11)
-Accounts payable	(3)	(60)	68
-Other current liabilities	2	5	11
Net cash provided from operating activities	708	1,096	815
Investing Activities:
Acquisitions, net of cash acquired	—	(181)	—
Property additions	(344)	(118)	(100)
Change in construction payables	35	21	(69)
Proceeds from dispositions	—	59	48
Payments pursuant to LTSAs	(45)	(50)	(71)
Other investing activities	24	4	(2)
Net cash used for investing activities	(330)	(265)	(194)
Financing Activities:
Increase (decrease) in notes payable, net	(129)	(83)	10
Redemptions — Senior notes	—	(290)	(677)
Capital contributions from parent company	216	18	430
Capital contributions from noncontrolling interests	11	21	73
Distributions to noncontrolling interests	(185)	(234)	(259)
Payment of common stock dividends	(262)	(252)	(198)
Other financing activities	(5)	—	(2)
Net cash used for financing activities	(354)	(820)	(623)
Net Change in Cash, Cash Equivalents, and Restricted Cash	24	11	(2)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Year	144	133	135
Cash, Cash Equivalents, and Restricted Cash at End of Year	$168	$144	$133
Supplemental Cash Flow Information:
Cash paid (received) during the period for —
Interest (net of $7, $3, and $— capitalized, respectively)	$107	$122	$142
Income taxes, net (excludes credit transfers)	(32)	(254)	(15)
Noncash transactions —
Accrued property additions at year-end	84	59	24
LTSA credits utilized from the sale of spare parts	13	23	—
Contributions from noncontrolling interests	—	—	15
The accompanying notes are an integral part of these consolidated financial statements.

    Table of Contents                                Index to Financial Statements
CONSOLIDATED BALANCE SHEETS
At December 31, 2024 and 2023
Southern Power Company and Subsidiary Companies

Assets	2024	2023
	(in millions)
Current Assets:
Cash and cash equivalents	$159	$124
Receivables —
Customer accounts, net	122	136
Affiliated	39	37
Other	90	54
Materials and supplies	107	80
Other current assets	82	92
Total current assets	599	523
Property, Plant, and Equipment:
In service	14,961	14,690
Less: Accumulated provision for depreciation	4,540	4,119
Plant in service, net of depreciation	10,421	10,571
Construction work in progress	317	278
Total property, plant, and equipment	10,738	10,849
Other Property and Investments:
Intangible assets, net of amortization of $168 and $148, respectively	223	243
Net investment in sales-type leases	143	148
Total other property and investments	366	391
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	484	488
Prepaid LTSAs	234	248
Other deferred charges and assets	232	262
Total deferred charges and other assets	950	998
Total Assets	$12,653	$12,761
The accompanying notes are an integral part of these consolidated financial statements.

    Table of Contents                                Index to Financial Statements
CONSOLIDATED BALANCE SHEETS
At December 31, 2024 and 2023
Southern Power Company and Subsidiary Companies

Liabilities and Stockholders' Equity	2024	2023
	(in millions)
Current Liabilities:
Securities due within one year	$500	$—
Notes payable	—	138
Accounts payable —
Affiliated	80	82
Other	100	91
Accrued taxes	18	26
Accrued interest	26	27
Operating lease obligations	29	29
Other current liabilities	96	97
Total current liabilities	849	490
Long-Term Debt	2,180	2,711
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	712	614
Accumulated deferred ITCs	1,440	1,498
Operating lease obligations, deferred	511	517
Other deferred credits and liabilities	279	233
Total deferred credits and other liabilities	2,942	2,862
Total Liabilities	5,971	6,063
Common Stockholder's Equity:
Common stock, par value $0.01 per share (Authorized - 1 million shares; Outstanding - 1,000 shares)	—	—
Paid-in capital	1,306	1,088
Retained earnings	1,912	1,846
Accumulated other comprehensive loss	(2)	(17)
Total common stockholder's equity	3,216	2,917
Noncontrolling Interests	3,466	3,781
Total Stockholders' Equity (See accompanying statements)	6,682	6,698
Total Liabilities and Stockholders' Equity	$12,653	$12,761
Commitments and Contingent Matters (See notes)
The accompanying notes are an integral part of these consolidated financial statements.

    Table of Contents                                Index to Financial Statements
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2024, 2023, and 2022
Southern Power Company and Subsidiary Companies

	Number of Common Shares Issued	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Common Stockholder's Equity	Noncontrolling Interests	Total
	(in millions)
Balance at December 31, 2021	—	$—	$638	$1,585	$(27)	$2,196	$4,402	$6,598
Net income (loss)	—	—	—	354	—	354	(107)	247
Capital contributions from parent company	—	—	431	—	—	431	—	431
Other comprehensive income	—	—	—	—	10	10	—	10
Cash dividends on common stock	—	—	—	(198)	—	(198)	—	(198)
Capital contributions from noncontrolling interests	—	—	—	—	—	—	88	88
Distributions to noncontrolling interests	—	—	—	—	—	—	(259)	(259)
Other	—	—	—	—	(1)	(1)	—	(1)
Balance at December 31, 2022	—	—	1,069	1,741	(18)	2,792	4,124	6,916
Net income (loss)	—	—	—	357	—	357	(127)	230
Capital contributions from parent company	—	—	19	—	—	19	—	19
Other comprehensive income	—	—	—	—	1	1	—	1
Cash dividends on common stock	—	—	—	(252)	—	(252)	—	(252)
Capital contributions from noncontrolling interests	—	—	—		—	—	21	21
Distributions to noncontrolling interests	—	—	—	—	—	—	(236)	(236)
Other	—	—	—	—	—	—	(1)	(1)
Balance at December 31, 2023	—	—	1,088	1,846	(17)	2,917	3,781	6,698
Net income (loss)	—	—	—	328	—	328	(141)	187
Capital contributions from parent company	—	—	218	—	—	218	—	218
Other comprehensive income	—	—	—	—	15	15	—	15
Cash dividends on common stock	—	—	—	(262)	—	(262)	—	(262)
Capital contributions from noncontrolling interests	—	—	—	—	—	—	11	11
Distributions to noncontrolling interests	—	—	—	—	—	—	(185)	(185)
Balance at December 31, 2024	—	$—	$1,306	$1,912	$(2)	$3,216	$3,466	$6,682
The accompanying notes are an integral part of these consolidated financial statements.

    Table of Contents                                Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholder and the Board of Directors of Southern Company Gas and Subsidiary Companies
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Southern Company Gas and subsidiary companies (Southern Company Gas) (a wholly-owned subsidiary of The Southern Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, common stockholder's equity, and cash flows for each of the three years in the period ended December 31, 2024, the related notes, and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of Southern Company Gas as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We did not audit the financial statements of Southern Natural Gas Company, L.L.C. (SNG), Southern Company Gas' investment which is accounted for by the use of the equity method. The accompanying consolidated financial statements of Southern Company Gas include its equity investment in SNG of $1,245 million and $1,202 million as of December 31, 2024 and December 31, 2023, respectively, and its earnings from its equity method investment in SNG of $146 million, $139 million, and $146 million for the years ended December 31, 2024, 2023, and 2022, respectively. Those statements were audited by BDO USA, P.C., whose reports (which express unqualified opinions on SNG's financial statements and contain an emphasis of matter paragraph calling attention to SNG's significant transactions with related parties) have been furnished to us, and our opinion, insofar as it relates to the amounts included for SNG, is based solely on the reports of the other auditors.
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
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the impact of rate regulation on certain assets and liabilities included the following, among others:
•We tested the effectiveness of management's controls over the evaluation of the likelihood of (1) the recovery in future rates of certain incurred costs and (2) refunds or future reductions in rates that should be reported as regulatory liabilities and the monitoring and evaluation of regulatory developments that may affect the likelihood of recovering certain costs in future rates or of a future reduction in rates, including previously incurred Qualifying Infrastructure Plant capital investments by Nicor Gas. We also tested the effectiveness of management's controls over the initial recognition of regulatory assets or liabilities.
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
February 19, 2025
We have served as Southern Company Gas' auditor since 2016.

    Table of Contents                                Index to Financial Statements
Report of Independent Registered Public Accounting Firm

Board of Directors and Members
Southern Natural Gas Company, L.L.C.
Houston, Texas

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Southern Natural Gas Company, L.L.C. (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of income, members' equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
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

    Table of Contents                                Index to Financial Statements
Postretirement Benefits Plan – Fair Value of Investments Measured at Net Asset Value
As discussed in Note 5 to the consolidated financial statements, the fair value of postretirement benefits plan assets on December 31, 2024, was $71 million. Of this amount, $70 million represents the fair value of investments measured at net asset value (NAV).
We identified the assessment of the postretirement benefits plan fair value of investments measured at NAV as a critical audit matter. Subjective auditor judgment was required in the application and performance of procedures to assess the fair value of the investments measured at NAV because the determination involved the use of unobservable inputs. Additionally, specialized skills and knowledge were required to assess the fair value of the investments measured at NAV and to assess the sufficiency of audit evidence obtained.
The primary procedures we performed to address this critical audit matter included:
•Comparing the fair values as recorded by the Company to external confirmations received directly from the third-party investment managers.
•Utilizing specialists who performed a benchmark analysis to determine the correlation of the funds and the stated benchmark; the results were used to estimate the high and low fair value range of the investments to compare to the Company's fair value.
Emphasis of Matter – Significant Transactions with Related Parties
As discussed in Note 6 to the consolidated financial statements, the Company has entered into significant transactions with related parties.
/s/ BDO USA, P.C.
We have served as the Company's auditor since 2018.
Houston, Texas
February 6, 2025

    Table of Contents                                Index to Financial Statements
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2024, 2023, and 2022
Southern Company Gas and Subsidiary Companies

	2024	2023	2022
	(in millions)
Operating Revenues:
Natural gas revenues (includes revenue taxes of $115, $133, and $162, respectively)	$4,456	$4,702	$5,962
Total operating revenues	4,456	4,702	5,962
Operating Expenses:
Cost of natural gas	1,196	1,644	3,004
Other operations and maintenance	1,235	1,187	1,172
Depreciation and amortization	650	582	559
Taxes other than income taxes	248	262	282
Impairment charges	—	—	131
Estimated loss on regulatory disallowance	—	88	—
Total operating expenses	3,329	3,763	5,148
Operating Income	1,127	939	814
Other Income and (Expense):
Earnings from equity method investments	146	140	148
Interest expense, net of amounts capitalized	(341)	(310)	(263)
Other income (expense), net	66	57	53
Total other income and (expense)	(129)	(113)	(62)
Earnings Before Income Taxes	998	826	752
Income taxes	258	211	180
Net Income	$740	$615	$572

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2024, 2023, and 2022
Southern Company Gas and Subsidiary Companies

	2024	2023	2022
	(in millions)
Net Income	$740	$615	$572
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $(3), $(18), and $5, respectively	(9)	(45)	13
Reclassification adjustment for amounts included in net income, net of tax of $12, $19, and $(9), respectively	30	46	(24)
Pension and other postretirement benefit plans:
Benefit plan net gain (loss), net of tax of $5, $(7), and $8, respectively	11	(15)	18
Reclassification adjustment for amounts included in net income, net of tax of $(1), $—, and $—, respectively	—	(1)	—
Total other comprehensive income (loss)	32	(15)	7
Comprehensive Income	$772	$600	$579
The accompanying notes are an integral part of these consolidated financial statements.

    Table of Contents                                Index to Financial Statements
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2024, 2023, and 2022
Southern Company Gas and Subsidiary Companies

	2024	2023	2022
	(in millions)
Operating Activities:
Consolidated net income	$740	$615	$572
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	643	582	558
Deferred income taxes	132	126	17
Impairment charges	—	—	131
Natural gas cost under recovery – long-term	—	—	207
Estimated loss on regulatory disallowance	—	96	—
Other, net	3	(74)	(24)
Changes in certain current assets and liabilities —
-Receivables	28	431	(345)
-Natural gas for sale, net of temporary LIFO liquidation	32	19	(77)
-Prepaid income taxes	63	(11)	19
-Natural gas cost under recovery	—	108	158
-Other current assets	(52)	(17)	(6)
-Accounts payable	(6)	(276)	299
-Natural gas cost over recovery	(21)	214	—
-Other current liabilities	(10)	(51)	10
Net cash provided from operating activities	1,552	1,762	1,519
Investing Activities:
Property additions	(1,541)	(1,561)	(1,533)
Cost of removal, net of salvage	(88)	(104)	(112)
Change in construction payables, net	(19)	(38)	65
Investments in unconsolidated subsidiaries	(82)	(11)	(165)
Proceeds from dispositions	3	42	150
Other investing activities	16	16	15
Net cash used for investing activities	(1,711)	(1,656)	(1,580)
Financing Activities:
Increase (decrease) in notes payable, net	40	(153)	(341)
Proceeds —
Senior notes	450	500	500
First mortgage bonds	275	275	175
Short-term borrowings	—	—	50
Other long-term debt	8	37	22
Redemptions and repurchases —
First mortgage bonds	—	(50)	—
Short-term borrowings	—	(200)	(150)
Medium-term notes	—	(350)	(46)
Capital contributions from parent company	16	373	406
Payment of common stock dividends	(605)	(585)	(519)
Other financing activities	(16)	(1)	(1)
Net cash provided from (used for) financing activities	168	(154)	96
Net Change in Cash, Cash Equivalents, and Restricted Cash	9	(48)	35
Cash, Cash Equivalents, and Restricted Cash at Beginning of Year	35	83	48
Cash, Cash Equivalents, and Restricted Cash at End of Year	$44	$35	$83
Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $21, $16, and $10 capitalized, respectively)	$329	$291	$258
Income taxes, net	59	91	208
Noncash transactions — Accrued property additions at year-end	113	139	177
The accompanying notes are an integral part of these consolidated financial statements.

    Table of Contents                                Index to Financial Statements
CONSOLIDATED BALANCE SHEETS
At December 31, 2024 and 2023
Southern Company Gas and Subsidiary Companies

Assets	2024	2023
	(in millions)
Current Assets:
Cash and cash equivalents	$43	$33
Receivables —
Customer accounts	399	405
Unbilled revenues	244	261
Other accounts and notes	45	47
Accumulated provision for uncollectible accounts	(33)	(44)
Natural gas for sale	388	420
Prepaid expenses	45	107
Other regulatory assets	187	141
Other current assets	121	116
Total current assets	1,439	1,486
Property, Plant, and Equipment:
In service	22,338	20,840
Less: Accumulated depreciation	5,887	5,534
Plant in service, net of depreciation	16,451	15,306
Construction work in progress	1,057	1,110
Total property, plant, and equipment	17,508	16,416
Other Property and Investments:
Goodwill	5,015	5,015
Equity investments in unconsolidated subsidiaries	1,279	1,235
Other intangible assets, net of amortization of $173 and $166, respectively	9	16
Miscellaneous property and investments	25	25
Total other property and investments	6,328	6,291
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	38	47
Prepaid pension costs	191	158
Other regulatory assets, deferred	481	504
Other deferred charges and assets	192	181
Total deferred charges and other assets	902	890
Total Assets	$26,177	$25,083
The accompanying notes are an integral part of these consolidated financial statements.

    Table of Contents                                Index to Financial Statements
CONSOLIDATED BALANCE SHEETS
At December 31, 2024 and 2023
Southern Company Gas and Subsidiary Companies

Liabilities and Stockholder's Equity	2024	2023
	(in millions)
Current Liabilities:
Securities due within one year	$302	$—
Notes payable	455	415
Accounts payable —
Affiliated	75	89
Other	437	424
Customer deposits	98	126
Accrued taxes	85	77
Accrued compensation	129	112
Natural gas cost over recovery	193	214
Other regulatory liabilities	7	19
Other current liabilities	237	232
Total current liabilities	2,018	1,708
Long-term Debt	8,229	7,833
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	1,796	1,671
Deferred credits related to income taxes	755	759
Employee benefit obligations	78	110
Operating lease obligations	30	40
Other cost of removal obligations	1,846	1,771
Accrued environmental remediation	198	192
Other deferred credits and liabilities	231	196
Total deferred credits and other liabilities	4,934	4,739
Total Liabilities	15,181	14,280
Common Stockholder’s Equity:
Common stock, par value $0.01 per share (Authorized - 100 million shares; Outstanding - 100 shares)
Paid-in capital	10,863	10,836
Retained earnings (accumulated deficit)	85	(49)
Accumulated other comprehensive income	48	16
Total common stockholder's equity (See accompanying statements)	10,996	10,803
Total Liabilities and Stockholder's Equity	$26,177	$25,083
Commitments and Contingent Matters (See notes)
The accompanying notes are an integral part of these consolidated financial statements.

    Table of Contents                                Index to Financial Statements
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
For the Years Ended December 31, 2024, 2023, and 2022
Southern Company Gas and Subsidiary Companies

	Number of Common Shares Issued	Common Stock	Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balance at December 31, 2021	—	$—	$10,024	$(132)	$24	$9,916
Net income	—	—	—	572	—	572
Capital contributions from parent company	—	—	421	—	—	421
Other comprehensive income	—	—	—	—	7	7
Cash dividends on common stock	—	—	—	(519)	—	(519)
Balance at December 31, 2022	—	—	10,445	(79)	31	10,397
Net income	—	—	—	615	—	615
Capital contributions from parent company	—	—	391	—	—	391
Other comprehensive income (loss)	—	—	—	—	(15)	(15)
Cash dividends on common stock	—	—	—	(585)	—	(585)
Balance at December 31, 2023	—	—	10,836	(49)	16	10,803
Net income	—	—	—	740	—	740
Capital contributions from parent company	—	—	27	—	—	27
Other comprehensive income	—	—	—	—	32	32
Cash dividends on common stock	—	—	—	(605)	—	(605)
Other	—	—	—	(1)	—	(1)
Balance at December 31, 2024	—	$—	$10,863	$85	$48	$10,996
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
Georgia Power Company
Mississippi Power Company
Southern Power Company and Subsidiary Companies
Southern Company Gas and Subsidiary Companies

Index to Applicable Notes to Financial Statements by Registrant
The following notes to the financial statements are a combined presentation; however, information contained herein relating to any individual Registrant is filed by such Registrant on its own behalf and each Registrant makes no representation as to information related to the other Registrants. The table below indicates the Registrants to which each note applies.

Applicable Notes
Registrant	1	2	3	4	5	6	7	8	9	10	11	12	13	14	15	16
Southern Company	●	●	●	●	●	●	●	●	●	●	●	●	●	●	●	●
Alabama Power	●	●	●	●	●	●	●	●	●	●	●	●	●	●	●	●
Georgia Power	●	●	●	●	●	●	●	●	●	●	●	●	●	●		●
Mississippi Power	●	●	●	●	●	●		●	●	●	●	●	●	●	●	●
Southern Power	●		●	●	●	●	●	●	●	●	●	●	●	●	●	●
Southern Company Gas	●	●	●	●	●	●	●	●	●	●	●	●	●	●	●	●

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
General
Southern Company is the parent company of three traditional electric operating companies, as well as Southern Power, Southern Company Gas, SCS, Southern Linc, Southern Holdings, Southern Nuclear, PowerSecure, and other direct and indirect subsidiaries. The traditional electric operating companies – Alabama Power, Georgia Power, and Mississippi Power – are vertically integrated utilities providing electric service in three Southeastern states. Southern Power develops, constructs, acquires, owns, operates, and manages power generation assets, including renewable energy projects, and sells electricity at market-based rates in the wholesale market. Southern Company Gas distributes natural gas through natural gas distribution utilities, including Nicor Gas (Illinois), Atlanta Gas Light (Georgia), Virginia Natural Gas, and Chattanooga Gas (Tennessee). Southern Company Gas is also involved in several other complementary businesses including gas pipeline investments and gas marketing services. SCS, the system service company, provides, at cost, specialized services to Southern Company and its subsidiary companies. Southern Linc provides digital wireless communications for use by Southern Company and its subsidiary companies and also markets these services to the public and provides fiber optics services within the Southeast. Southern Holdings is an intermediate holding company subsidiary. Southern Nuclear operates and provides services to the Southern Company system's nuclear power plants, including Alabama Power's Plant Farley and Georgia Power's Plants Hatch and Vogtle. PowerSecure develops distributed energy and resilience solutions and deploys microgrids for commercial, industrial, governmental, and utility customers.
The Registrants' financial statements reflect investments in subsidiaries on a consolidated basis. Intercompany transactions have been eliminated in consolidation. The equity method is used for investments in entities in which a Registrant has significant influence but does not have control and for VIEs where a Registrant has an equity investment but is not the primary beneficiary. Southern Power has controlling ownership in certain legal entities for which the contractual provisions represent profit-sharing arrangements because the allocations of cash distributions and tax benefits are not based on fixed ownership percentages. For these arrangements, the noncontrolling interest is accounted for under a balance sheet approach utilizing the HLBV method. The HLBV method calculates each partner's share of income based on the change in net equity the partner can legally claim in an HLBV at the end of the period compared to the beginning of the period. See "Variable Interest Entities" herein and Note 7 for additional information.
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
Recently Adopted Accounting Standards
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), which requires entities to disclose significant segment expenses, other segment items, the title and position of the CODM, and information related to how the CODM assesses segment performance and allocates resources, among certain other required disclosures. Additionally, previous annual disclosures will be required in interim periods. The Registrants adopted ASU 2023-07 and applied the guidance retrospectively effective for the fiscal year beginning January 1, 2024. ASU 2023-07 will be applied retrospectively for the interim periods beginning January 1, 2025. See Note 16 for additional information and related disclosures.
Affiliate Transactions
The traditional electric operating companies, Southern Power, and Southern Company Gas have agreements with SCS under which certain of the following services are rendered to them at direct or allocated cost: general executive and advisory, general and design engineering, operations, purchasing, accounting, finance, treasury, legal, tax, information technology, marketing, auditing, insurance and pension administration, human resources, systems and procedures, digital wireless communications, cellular tower space, and other services with respect to business and operations, construction management, and Southern

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

Company power pool transactions. These costs are primarily included in other operations and maintenance expenses or capitalized to property, plant, and equipment. Costs for these services from SCS in 2024, 2023, and 2022 were as follows:

	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
2024	$813	$1,197	$130	$93	$290
2023	611	857	113	86	261
2022	549	762	115	86	262
Alabama Power and Georgia Power also have agreements with Southern Nuclear under which Southern Nuclear renders the following nuclear-related services at cost: general executive and advisory services; general operations, management, and technical services; administrative services including procurement, accounting, employee relations, systems, and procedures services; strategic planning and budgeting services; and other services with respect to business and operations. These costs are primarily included in other operations and maintenance expenses or capitalized to property, plant, and equipment. Costs for these services in 2024, 2023, and 2022 amounted to $260 million, $251 million, and $267 million, respectively, for Alabama Power and $835 million, $899 million, and $895 million, respectively, for Georgia Power.
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
Alabama Power's and Georgia Power's power purchases from affiliates through the Southern Company power pool are included in purchased power, affiliates on their respective statements of income. Mississippi Power's and Southern Power's power purchases from affiliates through the Southern Company power pool are included in purchased power on their respective statements of income and were as follows:

	Mississippi Power	Southern Power
	(in millions)
2024	$8	$17
2023	4	13
2022	4	29
Georgia Power has entered into several PPAs with Southern Power and one PPA with Mississippi Power for capacity and energy. Georgia Power's total expenses associated with these PPAs were $203 million, $143 million, and $151 million in 2024, 2023, and 2022, respectively. Southern Power's total revenues from all PPAs with Georgia Power, included in wholesale revenue affiliates on Southern Power's consolidated statements of income, were $149 million, $145 million, and $154 million for 2024, 2023, and 2022, respectively. Included within these revenues were affiliate PPAs accounted for as operating leases, which totaled $121 million, $116 million, and $116 million for 2024, 2023, and 2022, respectively. Mississippi Power's total revenues from its PPA with Georgia Power, which commenced in 2024, were $60 million in 2024 and are included in wholesale revenue affiliates on Mississippi Power's statements of income. See Notes 2 and 9 for additional information.
SCS (as agent for Alabama Power, Georgia Power, and Southern Power) and certain subsidiaries of Southern Company Gas have long-term interstate natural gas transportation agreements with SNG that are governed by the terms and conditions of SNG's natural gas tariff and are subject to FERC regulation. See Note 7 under "Southern Company Gas" for additional information. Transportation costs under these agreements in 2024, 2023, and 2022 were as follows:

	Alabama Power	Georgia Power	Southern Power	Southern Company Gas
	(in millions)
2024	$13	$103	$35	$28
2023	12	101	34	28
2022	18	99	37	27

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

SCS, as agent for the traditional electric operating companies and Southern Power, has agreements with certain subsidiaries of Southern Company Gas to purchase natural gas. Natural gas purchases made under these agreements were immaterial for Alabama Power, Georgia Power, Mississippi Power, and Southern Power for all periods presented.
Alabama Power and Mississippi Power jointly own Plant Greene County. The companies have an agreement under which Alabama Power operates Plant Greene County and Mississippi Power reimburses Alabama Power for its proportionate share of non-fuel operations and maintenance expenses, which totaled $7 million, $5 million, and $6 million in 2024, 2023, and 2022, respectively. See Notes 2 and 5 under "Mississippi Power – Integrated Resource Plans" and "Joint Ownership Agreements," respectively, for additional information.
Alabama Power, Georgia Power, and Mississippi Power each have agreements with PowerSecure for equipment purchases and/or services related to utility infrastructure construction, distributed energy, and energy efficiency projects. Costs under these agreements were immaterial for all periods presented.
Southern Company Gas has a $74 million contract with the U.S. General Services Administration to increase energy efficiency at certain federal buildings across Georgia, which is expected to be completed in 2025. Southern Company Gas engaged PowerSecure to provide the majority of the construction services under the contract. During 2024, 2023, and 2022, Southern Company Gas paid $13 million, $29 million, and $10 million, respectively, to PowerSecure related to this agreement.
See Note 7 under "SEGCO" for information regarding Alabama Power's and Georgia Power's equity method investment in SEGCO and related affiliate purchased power costs, as well as Alabama Power's gas pipeline ownership agreement with SEGCO.
Southern Power has several agreements with SCS for transmission services, which are billed to Southern Power based on the Southern Company Open Access Transmission Tariff as filed with the FERC. Transmission services purchased by Southern Power from SCS totaled $25 million, $33 million, and $39 million for 2024, 2023, and 2022, respectively, and were charged to other operations and maintenance expenses in Southern Power's consolidated statements of income.
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

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

Traditional Electric Operating Companies
The majority of the revenues of the traditional electric operating companies are generated from contracts with retail electric customers. These revenues, generated from the integrated service to deliver electricity when and if called upon by the customer, are recognized as a single performance obligation satisfied over time, at a tariff rate, and as electricity is delivered to the customer during the month. Unbilled revenues related to retail sales are recognized for estimated deliveries of electricity not yet billed to these customers from the last bill date to the end of the accounting period. Retail rates may include provisions to adjust revenues for fluctuations in fuel costs, fuel hedging, the energy component of purchased power costs, and certain other costs. Revenues are adjusted for differences between these actual costs and amounts billed in current regulated rates. Under or over recovered regulatory clause revenues are recorded in the balance sheets and are recovered from or returned to customers, respectively, through adjustments to the billing factors. See Note 2 for additional information regarding regulatory matters of the traditional electric operating companies.
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
Southern Company Gas
Southern Company Gas records revenues when goods or services are provided to customers. Those revenues are based on rates approved by the state regulatory agencies of the natural gas distribution utilities.The majority of the revenues of Southern Company Gas are generated from contracts with natural gas distribution customers. Revenues from this integrated service to deliver gas when and if called upon by the customer are recognized as a single performance obligation satisfied over time and are recognized at a tariff rate as gas is delivered to the customer during the month.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

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
Gas Distribution Operations
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
The tariffs for the natural gas distribution utilities include provisions which allow for the recognition of certain revenues prior to the time such revenues are billed to customers. These provisions are referred to as alternative revenue programs and provide for the recognition of certain revenues prior to billing, as long as the amounts recognized will be collected from customers within 24 months of recognition. Revenue related to alternative revenue programs was $43 million, $20 million, and $(5) million in 2024, 2023, and 2022, respectively. These programs primarily consist of:
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
Gas Marketing Services
Gas marketing services is comprised of several choice-based natural gas marketers operating in various deregulated jurisdictions. While gas marketing services follows the same general approach to revenue recognition described for Southern Company Gas above, it recognizes revenues on certain 12-month utility-bill management contracts as the lesser of cumulative earned or cumulative billed amounts.
Concentration of Revenue
Southern Company, Alabama Power, Georgia Power, Mississippi Power (with the exception of its full requirements cost-based MRA electric tariffs described below), Southern Power, and Southern Company Gas each have a diversified base of customers and no single customer comprises 10% or more of each company's revenues.
Mississippi Power provides service under long-term contracts with rural electric cooperative associations and a municipality located in southeastern Mississippi under requirements cost-based MRA electric tariffs which are subject to regulation by the FERC. The contracts with these wholesale customers represented 13.9% of Mississippi Power's total operating revenues in 2024.
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
Under current tax law, certain projects at Southern Power related to the construction of renewable facilities are eligible for federal ITCs. Southern Power estimates eligible costs which, as they relate to acquisitions, may not be finalized until the allocation of the purchase price to assets has been finalized. Southern Power applies the deferred method to ITCs, whereby the ITCs are recorded as a deferred credit and amortized to income tax expense over the life of the respective asset. Furthermore, the tax basis of the asset is reduced by 50% of the ITCs received, which, together with the deferred credit, results in a net deferred tax asset. Southern Power has elected to recognize the tax benefit of this basis difference as a reduction to income tax expense in the year in which the plant reaches commercial operation. State ITCs are recognized as an income tax benefit in the period in which the credits are generated. In addition, certain projects are eligible for federal and state PTCs, which are recognized as an income tax benefit based on KWH production.
Federal ITCs and PTCs, as well as state ITCs and other state tax credits available to reduce income taxes payable, were not fully utilized in 2024 and will be carried forward and utilized in future years. In addition, Southern Company is expected to have various state net operating loss (NOL) carryforwards for certain of its subsidiaries, including Mississippi Power and Southern Power, which would result in income tax benefits in the future, if utilized. See Note 10 under "Deferred Tax Assets and Liabilities – Tax Credit Carryforwards" and " – Net Operating Loss Carryforwards" for additional information.
In April 2024, the IRS issued final regulations related to the transferability of certain tax credits under the IRA. Southern Company and certain subsidiaries have tax credits that are eligible to be transferred at a discount to the generated credit value. The discount will be recorded as a reduction in tax credits recognized in the financial statements. See Note 10 under "Current and Deferred Income Taxes" for additional information.
Under current tax law, Georgia Power is eligible to generate advanced nuclear PTCs for Plant Vogtle Units 3 and 4, which are recognized as an income tax benefit based on KWH production and are eligible to be transferred. Pursuant to the Vogtle Joint Ownership Agreements (as defined in Note 2 under "Georgia Power – Nuclear Construction – Cost and Schedule"), Georgia Power is purchasing advanced nuclear PTCs for Plant Vogtle Units 3 and 4 from the other Vogtle Owners. The gain recognized on the purchase of the joint owner PTCs is recognized as an income tax benefit.
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
Southern Company Gas is taxed on its gas revenues by various governmental authorities, but is allowed to recover these taxes from its customers. Revenue taxes imposed on the natural gas distribution utilities are recorded at the amount charged to customers, which may include a small administrative fee, as operating revenues, and the related taxes imposed on Southern Company Gas are recorded as operating expenses on the statements of income. Revenue taxes included in operating expenses were $112 million, $129 million, and $158 million in 2024, 2023, and 2022, respectively.

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
Total AFUDC and interest capitalized for the applicable Registrants in 2024, 2023, and 2022 was as follows:

	Southern Company	Alabama Power	Georgia Power(*)	Southern Power	Southern Company Gas
	(in millions)
2024	$339	$76	$209	$7	$47
2023	400	109	251	3	37
2022	327	90	213	—	24
(*)See Note 2 under "Georgia Power – Nuclear Construction" for information on the inclusion of a portion of construction costs related to Plant Vogtle Units 3 and 4 in Georgia Power's rate base through each unit's respective in-service date.
The average AFUDC composite rates for 2024, 2023, and 2022 for the traditional electric operating companies and the natural gas distribution utilities were as follows:

	2024	2023	2022
Alabama Power	8.1%	8.1%	7.9%
Georgia Power(a)	7.7%	7.6%	7.3%
Mississippi Power(b)	—%	—%	5.3%
Southern Company Gas:
Atlanta Gas Light	7.7%	7.4%	7.6%
Chattanooga Gas	7.1%	7.1%	7.1%
Nicor Gas	5.6%	4.6%	2.0%
(a)Excludes AFUDC related to the construction of Plant Vogtle Units 3 and 4 in 2022 and 2023 and Plant Vogtle Unit 4 in 2024. See Note 2 under "Georgia Power – Nuclear Construction" for additional information.
(b)Mississippi Power's AFUDC was immaterial in 2024 and 2023.
Impairment of Long-Lived Assets
The Registrants evaluate long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The determination of whether an impairment has occurred is based on either a specific regulatory disallowance, a sales transaction price that is less than the asset group's carrying amount, or an estimate of undiscounted future cash flows attributable to the asset group, as compared with the carrying amount of the assets. If an impairment has occurred, the amount of the impairment loss recognized is determined by either the amount of regulatory disallowance or by the amount the carrying amount exceeds the estimated fair value of the assets. For assets identified as held for sale, the carrying amount is compared to the estimated fair value less the cost to sell in order to determine if an impairment loss is required. Until the assets are disposed of, their estimated fair value is re-evaluated when circumstances or events change.
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
See Note 15 under "Southern Company Gas" for information regarding impairment charges recorded during 2022.
Goodwill and Other Intangible Assets
Goodwill and other intangible assets not subject to amortization are evaluated for impairment on an annual basis and when events or changes in circumstances necessitate an evaluation for impairment. Other intangible assets subject to amortization are

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

evaluated for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.
Southern Power's intangible assets consist primarily of certain PPAs acquired, which are amortized over the term of the respective PPA. Southern Company Gas' goodwill and other intangible assets primarily relate to its 2016 acquisition by Southern Company. In addition to these items, Southern Company's goodwill and other intangible assets also relate to its 2016 acquisition of PowerSecure.
For its 2024 annual goodwill impairment test, Southern Company Gas management performed the quantitative assessment, which resulted in the fair value of its reporting units with goodwill exceeding their carrying amounts. For its 2023 and 2022 annual goodwill impairment tests, Southern Company Gas management performed the qualitative assessment and determined that it was more likely than not that the fair value of its reporting units with goodwill exceeded their carrying amounts, and therefore no quantitative assessment was required.
For its 2024 annual goodwill impairment test, PowerSecure management performed the qualitative assessment and determined that it was more likely than not that the fair value of PowerSecure exceeded its carrying amount, and therefore no quantitative assessment was required. For its 2023 annual goodwill impairment test, PowerSecure management performed the quantitative assessment, which resulted in the fair value of PowerSecure exceeding its carrying amount. For its 2022 annual goodwill impairment test, PowerSecure management performed the quantitative assessment, which resulted in the fair value of PowerSecure being lower than its carrying amount. The fair value was estimated using a discounted cash flow analysis. The decline in fair value primarily resulted from declining macroeconomic conditions, reducing sales growth and estimated cash flows. As a result, a goodwill impairment of $119 million was recorded in the fourth quarter 2022.
At December 31, 2024 and 2023, goodwill was as follows:

	At December 31, 2024	At December 31, 2023
	(in millions)
Southern Company	$5,161	$5,161
Southern Company Gas:
Gas distribution operations	$4,034	$4,034
Gas marketing services	981	981
Southern Company Gas total	$5,015	$5,015

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

At December 31, 2024 and 2023, other intangible assets were as follows:

	At December 31, 2024			At December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Other Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Other Intangible Assets, Net
	(in millions)			(in millions)
Southern Company
Subject to amortization:
Customer relationships	$212	$(182)	$30	$212	$(172)	$40
Trade names	64	(59)	5	64	(53)	11
PPA fair value adjustments	390	(168)	222	390	(148)	242
Other	3	(3)	—	3	(3)	—
Total subject to amortization	$669	$(412)	$257	$669	$(376)	$293
Not subject to amortization:
FCC licenses	75	—	75	75	—	75
Total other intangible assets	$744	$(412)	$332	$744	$(376)	$368

Southern Power(*)
PPA fair value adjustments	$390	$(168)	$222	$390	$(148)	$242

Southern Company Gas(*)
Gas marketing services
Customer relationships	$156	$(150)	$6	$156	$(145)	$11
Trade names	26	(23)	3	26	(21)	5
Total other intangible assets	$182	$(173)	$9	$182	$(166)	$16
(*)All subject to amortization.
Amortization associated with other intangible assets in 2024, 2023, and 2022 was as follows:

	2024	2023	2022
	(in millions)
Southern Company(a)	$35	$38	$39
Southern Power(b)	20	20	20
Southern Company Gas
Gas marketing services	7	10	11
(a)Includes $20 million annually recorded as a reduction to operating revenues.
(b)Recorded as a reduction to operating revenues.
At December 31, 2024, the estimated amortization associated with other intangible assets for the next five years is as follows:

	2025	2026	2027	2028	2029
	(in millions)
Southern Company	$32	$27	$23	$23	$23
Southern Power	20	20	20	20	19
Southern Company Gas
Gas marketing services	6	3	—	—	—
Acquisition Accounting
At the time of an acquisition, management will assess whether acquired assets and activities meet the definition of a business. Acquisitions that meet the definition of a business are accounted for under the acquisition method, and operating results from the date of acquisition are included in the acquiring entity's financial statements. Identifiable assets acquired, liabilities assumed, and

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

any noncontrolling interests (including any intangible assets) are recognized and measured at fair value. Assets acquired that do not meet the definition of a business are accounted for as an asset acquisition. The purchase price of each asset acquisition is allocated based on the relative fair value of assets acquired. See Note 15 for additional information, including recent and proposed acquisitions.
Determining the fair value of assets acquired and liabilities assumed requires management judgment and management may engage independent valuation experts to assist in this process. Fair values are determined by using market participant assumptions and typically include the timing and amounts of future cash flows, incurred construction costs, the nature of acquired contracts, discount rates, power market prices, and expected asset lives. For potential or successful acquisitions that meet the definition of a business, any due diligence or transaction costs incurred are expensed as incurred. If the acquisition is accounted for as an asset acquisition, direct and incremental transaction costs can be capitalized as a component of the cost of the assets acquired.
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
Payments made under the LTSAs for the performance of any planned inspections or unplanned capital maintenance are recorded in the statements of cash flows as investing activities. Receipts of major parts into materials and supplies inventory prior to planned inspections are treated as noncash transactions in the statements of cash flows. Any payments made prior to the work being performed are recorded as prepayments in other current assets and non-current assets on the balance sheets or reduce existing payables for LTSA-related work already completed. At the time work is performed, an appropriate amount is accrued for future payments or transferred from the prepayment and recorded as property, plant, and equipment or expensed.
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

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheets that total to the amount shown in the statements of cash flows for the applicable Registrants:

	Southern Company	Alabama Power	Georgia Power	Southern Power	Southern Company Gas
	(in millions)
At December 31, 2024
Cash and cash equivalents	$1,070	$585	$97	$159	$43
Restricted cash(a):
Other current assets	31	—	21	9	1
Total cash, cash equivalents, and restricted cash(b)	$1,101	$585	$118	$168	$44

At December 31, 2023
Cash and cash equivalents	$748	$324	$9	$124	$33
Restricted cash(a):
Other current assets	141	85	37	17	2
Other deferred charges and assets	31	—	29	3	—
Total cash, cash equivalents, and restricted cash(b)	$921	$409	$75	$144	$35
(a)For Alabama Power and Georgia Power, reflects proceeds from the issuance of solid waste disposal facility revenue bonds in 2023 and 2022, respectively. See Note 8 under "Long-term Debt" for additional information. For Southern Power, reflects $9 million and $17 million at December 31, 2024 and 2023, respectively, resulting from an arbitration award held to fund future replacement costs and $3 million at December 31, 2023 held to fund estimated construction completion costs at the Deuel Harvest wind facility. For Southern Company Gas, reflects collateral for workers' compensation, life insurance, and long-term disability insurance.
(b)Total may not add due to rounding.
Storm Damage and Reliability Reserves
In accordance with their respective state PSC orders, the traditional electric operating companies accrue certain amounts annually related to storm damage recovery. Each traditional electric operating company maintains a reserve to cover or is allowed to defer and recover the cost of damages from major storms to its transmission and distribution facilities and, for Mississippi Power, the cost of uninsured damages to its generation facilities and other property. Alabama Power and Mississippi Power also have authority from the Alabama PSC and the Mississippi PSC, respectively, to accrue certain additional amounts as circumstances warrant. Alabama Power recorded an additional accrual of $21 million in 2024, which is included in the table below.
Storm damage reserve activity for the traditional electric operating companies during 2023 and 2024 was as follows:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power
	(in millions)
Balance at December 31, 2022	$216	$97	$83	$36
Accrual	61	18	31	12
Weather-related damages	(211)	(39)	(168)	(4)
Balance at December 31, 2023	$66	$76	$(54)	$44
Accrual	79	34	31	14
Weather-related damages	(850)	(40)	(804)	(6)
Balance at December 31, 2024	$(705)	$70	$(827)	$52
The traditional electric operating companies accrued the following amounts related to storm damage recovery in 2022:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power
	(in millions)
2022	$239	$19	$213	$7

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
During 2022, the Alabama PSC and the Mississippi PSC authorized Alabama Power and Mississippi Power, respectively, to make accruals to a reliability reserve if certain conditions are met. During 2024, 2023, and 2022, Alabama Power and Mississippi Power accrued the following amounts to their reliability reserves:

	Southern Company	Alabama Power	Mississippi Power
	(in millions)
2024	$84	$63	$21
2023	63	52	11
2022	191	166	25
See Note 2 under "Alabama Power – Reliability Reserve Accounting Order" and "Mississippi Power – Reliability Reserve Accounting Order" for additional information.
Materials and Supplies
Materials and supplies for the traditional electric operating companies generally includes the average cost of transmission, distribution, and generating plant materials. Materials and supplies for Southern Company Gas generally includes the average cost of propane gas inventory, liquefied natural gas inventory, fleet fuel, and other materials and supplies. Materials and supplies for Southern Power generally includes the average cost of generating plant materials.
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
Nicor Gas' natural gas inventory is carried at cost on a LIFO basis. Inventory decrements occurring during the year that are restored prior to year-end are charged to cost of natural gas at the estimated annual replacement cost. Inventory decrements that are not restored prior to year-end are charged to cost of natural gas at the actual LIFO cost of the inventory layers liquidated. The cost of natural gas, including inventory costs, is recovered from customers under a purchased gas recovery mechanism adjusted for differences between actual costs and amounts billed; therefore, LIFO liquidations have no impact on Southern Company's or Southern Company Gas' net income. At December 31, 2024, the Nicor Gas LIFO inventory balance was $188 million. Based on the average cost of gas purchased in December 2024, the estimated replacement cost of Nicor Gas' inventory at December 31, 2024 was $326 million.
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
Financial Instruments
The traditional electric operating companies and Southern Power use derivative financial instruments to limit exposure to fluctuations in interest rates, the prices of certain fuel purchases, electricity purchases and sales, and occasionally foreign currency exchange rates. Southern Company Gas uses derivative financial instruments to limit exposure to fluctuations in natural gas prices, weather, and interest rates. All derivative financial instruments are recognized as either assets or liabilities on the balance sheets (included in "Other" or shown separately as "Risk Management Activities") and are measured at fair value. See Note 13 for additional information regarding fair value. Substantially all of the traditional electric operating companies', Southern Power's, and Southern Company Gas' bulk energy purchases and sales contracts that meet the definition of a derivative are excluded from fair value accounting requirements because they qualify for the "normal" scope exception and are accounted for under the accrual method. Derivative contracts that qualify as cash flow hedges of anticipated transactions or are recoverable through the traditional electric operating companies' and the natural gas distribution utilities' fuel-hedging programs result in the deferral of related gains and losses in AOCI or regulatory assets and liabilities, respectively, until the hedged transactions occur. Other derivative contracts that qualify as fair value hedges are marked to market through current period income and are recorded on a net basis in the statements of income. Cash flows from derivatives are classified on the statements of cash flows in the same category as the hedged item. See Note 14 for additional information regarding derivatives.
The Registrants offset fair value amounts recognized for multiple derivative instruments executed with the same counterparty under netting arrangements. The Registrants had no outstanding collateral repayment obligations or rights to reclaim collateral arising from derivative instruments recognized at December 31, 2024.
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
AOCI (loss) balances, net of tax effects, for Southern Company, Southern Power, and Southern Company Gas were as follows:

	Qualifying Hedges	Pension and Other Postretirement Benefit Plans	Accumulated Other Comprehensive Income (Loss)(*)
	(in millions)
Southern Company
Balance at December 31, 2021	$(162)	$(76)	$(237)
Current period change	13	58	71
Balance at December 31, 2022	(149)	(18)	(167)
Current period change	28	(38)	(10)
Balance at December 31, 2023	(121)	(56)	(177)
Current period change	75	24	99
Balance at December 31, 2024	$(46)	$(32)	$(78)

Southern Power
Balance at December 31, 2021	$1	$(29)	$(27)
Current period change	(10)	20	10
Balance at December 31, 2022	(9)	(9)	(18)
Current period change	8	(7)	1
Balance at December 31, 2023	(1)	(16)	(17)
Current period change	8	7	15
Balance at December 31, 2024	$7	$(9)	$(2)

Southern Company Gas
Balance at December 31, 2021	$(14)	$38	$24
Current period change	(11)	18	7
Balance at December 31, 2022	(25)	56	31
Current period change	1	(16)	(15)
Balance at December 31, 2023	(24)	40	16
Current period change	21	11	32
Balance at December 31, 2024	$(3)	$51	$48
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

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

2. REGULATORY MATTERS
Regulatory Assets and Liabilities
Details of regulatory assets and (liabilities) reflected in the balance sheets at December 31, 2024 and 2023 are provided in the following tables:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Company Gas
	(in millions)
At December 31, 2024
AROs(*)	$5,810	$1,906	$3,658	$248	$—
Retiree benefit plans(*)	2,605	680	892	134	44
Remaining net book value of retired assets	1,198	454	729	15	—
Deferred income tax charges	927	264	634	27	—
Storm damage	859	—	827	32	—
Deferred depreciation	535	286	249	—	—
Environmental remediation(*)	249	—	16	—	233
Vacation pay(*)	224	85	112	12	15
Loss on reacquired debt	219	32	183	4	—
Software and cloud computing costs	200	76	116	4	4
Under recovered regulatory clause revenues	167	119	—	17	31
Regulatory clauses	162	82	—	—	80
Nuclear outage	92	39	53	—	—
Fuel-hedging (realized and unrealized) losses	69	23	29	17	—
Qualifying repairs of natural gas distribution systems	53	—	—	—	53
Long-term debt fair value adjustment	52	—	—	—	52
Plant Daniel Units 3 and 4	23	—	—	23	—
Other regulatory assets	184	42	40	30	72
Deferred income tax credits	(4,536)	(1,398)	(2,149)	(219)	(755)
Other cost of removal obligations	(1,176)	24	816	(170)	(1,846)
Over recovered regulatory clause revenues	(285)	(29)	(52)	—	(204)
Reliability reserves	(188)	(131)	—	(57)	—
Storm/property damage reserves	(122)	(70)	—	(52)	—
Nuclear fuel disposal cost recovery	(100)	(100)	—	—	—
Other regulatory liabilities	(180)	(28)	(14)	(6)	(31)
Total regulatory assets (liabilities), net	$7,041	$2,356	$6,139	$59	$(2,252)

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Company Gas
	(in millions)
At December 31, 2023
AROs(*)	$5,733	$1,936	$3,505	$247	$—
Retiree benefit plans(*)	3,011	815	976	140	146
Remaining net book value of retired assets	1,357	499	841	17	—
Deferred income tax charges	897	262	605	28	—
Under recovered regulatory clause revenues	413	381	—	12	20
Fuel-hedging (realized and unrealized) losses	270	100	121	49	—
Deferred depreciation	270	143	127	—	—
Environmental remediation(*)	255	—	20	—	235
Loss on reacquired debt	238	35	197	5	1
Vacation pay(*)	217	83	107	11	16
Software and cloud computing costs	150	59	84	2	5
Regulatory clauses	140	112	—	—	28
Storm damage	92	—	54	38	—
Nuclear outage	83	50	33	—	—
Long-term debt fair value adjustment	60	—	—	—	60
Qualifying repairs of natural gas distribution systems	40	—	—	—	40
Plant Daniel Units 3 and 4	25	—	—	25	—
Other regulatory assets	189	39	33	25	93
Deferred income tax credits	(4,686)	(1,506)	(2,161)	(241)	(759)
Other cost of removal obligations	(1,312)	28	617	(186)	(1,771)
Over recovered regulatory clause revenues	(287)	(3)	(46)	—	(238)
Reliability reserves	(179)	(143)	—	(36)	—
Storm/property damage reserves	(120)	(76)	—	(44)	—
Other regulatory liabilities	(333)	(94)	(23)	(2)	(101)
Total regulatory assets (liabilities), net	$6,523	$2,720	$5,090	$90	$(2,225)
(*)Generally not earning a return as they are excluded from rate base or are offset in rate base by a corresponding asset or liability.
Unless otherwise noted, the following recovery and amortization periods for these regulatory assets and (liabilities) have been approved by the respective state PSC or regulatory agency:
AROs and other cost of removal obligations – Generally recorded over the related property lives, which may range up to 64 years for Alabama Power, 54 years for Georgia Power, 67 years for Mississippi Power, and 85 years for Southern Company Gas. AROs and other cost of removal obligations are settled and trued up following completion of the related activities. Alabama Power is recovering CCR ARO expenditures over a 38-year period ending in 2054 through Rate CNP Compliance. Effective January 1, 2023, Georgia Power is recovering CCR ARO expenditures over four-year periods through its ECCR tariff. Prior to 2023, expenditures were recovered over three-year periods. See "Georgia Power – Rate Plans" herein and Note 6 for additional information.
Retiree benefit plans – Recovered and amortized over the average remaining service period, which may range up to 14 years for Alabama Power, Georgia Power, Mississippi Power, and Southern Company Gas. Southern Company's balances also include amounts at SCS and Southern Nuclear that are allocated to the applicable regulated utilities. See Note 11 for additional information.
Remaining net book value of retired assets –
Alabama Power: Primarily represents the net book value of Plant Gorgas Unit 10 ($419 million at December 31, 2024) being amortized over 13 years (through 2037) and Plant Barry Unit 4 ($35 million at December 31, 2024) being amortized over 10 years (through 2034). See "Alabama Power – Environmental Accounting Order" herein for additional information.
Georgia Power: Net book values of Plant Wansley Units 1 and 2 and Plant Hammond Units 3 and 4 (totaling $418 million and $302 million, respectively, at December 31, 2024) are being amortized over remaining periods between one and 11 years (between 2025 and 2035). Balance also includes unusable materials and supplies inventories, for which the Georgia PSC will determine a recovery period in a future base rate case.
Mississippi Power: Represents net book value of certain environmental compliance assets at Plant Watson and Plant Greene County. The retail portion is being amortized over 10 years (through 2033) and the wholesale portion is being amortized over 10 years (through 2034). See "Mississippi Power – Environmental Compliance Overview Plan" herein for additional information.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

Deferred income tax charges and credits – Charges are recovered and credits are primarily amortized over the related property lives, which may range up to 64 years for Alabama Power, 54 years for Georgia Power, 67 years for Mississippi Power, and 85 years for Southern Company Gas. See Note 10 for additional information. These accounts include certain deferred income tax assets and liabilities not subject to normalization, as described further below:
Alabama Power: Related amounts at December 31, 2024 include excess federal deferred income tax liabilities that are available for the benefit of customers in 2025, as discussed under "Alabama Power – Excess Accumulated Deferred Income Tax Accounting Order" herein. Remaining amounts are being recovered and amortized ratably over the related property lives.
Georgia Power: Related amounts at December 31, 2024 include $135 million of deferred income tax assets related to construction costs for Plant Vogtle Units 3 and 4 being recovered over 10 years (through 2034) and $102 million of excess state deferred income tax liabilities that will be returned to customers in 2025. See "Georgia Power – Nuclear Construction – Regulatory Matters" herein for additional information on recovery of costs related to Plant Vogtle Units 3 and 4.
Southern Company Gas: Related amounts at December 31, 2024 include $24 million of deferred income tax liabilities being amortized over periods generally not exceeding five years, primarily related to excess state deferred income tax liabilities. See "Southern Company Gas – Rate Proceedings" herein for additional information.
Storm damage – See "Georgia Power – Storm Damage Recovery" herein and Note 1 under "Storm Damage and Reliability Reserves" for additional information. Mississippi Power's balance represents deferred storm costs associated with Hurricanes Ida and Zeta being recovered through PEP over seven years (through 2029).
Deferred depreciation –
Alabama Power: Represents deferred depreciation for Plant Barry Unit 5 ($114 million at December 31, 2024) and Plant Barry common coal assets ($48 million at December 31, 2024) to be amortized until 2036 beginning when Plant Barry Unit 5 is retired and Plant Gaston Unit 5 coal assets ($124 million at December 31, 2024) to be amortized until 2039 beginning when the assets are retired.
Georgia Power: Represents deferred depreciation for Plant Scherer Units 1 through 3 ($139 million at December 31, 2024) to be amortized over six years beginning in 2029 and Plant Bowen Units 1 and 2 ($80 million at December 31, 2024) to be amortized over four years beginning in 2031, both as approved under Georgia Power's 2022 ARP, and Plant Vogtle Unit 3 and common facilities ($29 million at December 31, 2024) being amortized over 10 years (through 2034). See "Georgia Power – Nuclear Construction – Regulatory Matters" herein for additional information on recovery of costs related to Plant Vogtle Units 3 and 4.
Environmental remediation – Effective January 1, 2023, Georgia Power is recovering $5 million annually for environmental remediation under the 2022 ARP. Southern Company Gas' costs are recovered through environmental cost recovery mechanisms when the remediation work is performed. See Note 3 under "Environmental Remediation" for additional information.
Vacation pay – Recorded as earned by employees and recovered as paid, generally within one year. Includes both vacation and banked holiday pay, if applicable.
Loss on reacquired debt – Recovered over either the remaining life of the original issue or, if refinanced, over the remaining life of the new issue. At December 31, 2024, the remaining amortization periods do not exceed 23 years for Alabama Power, 28 years for Georgia Power, 17 years for Mississippi Power, and three years for Southern Company Gas.
Software and cloud computing costs – Represents certain deferred operations and maintenance costs associated with software and cloud computing projects. For Alabama Power, costs are amortized ratably over the life of the related software, which ranges up to 10 years (through 2034). For Georgia Power, costs incurred through 2022 are being amortized over five years (through 2027), and the recovery period for costs incurred after 2022 will be determined in its next base rate case. For Mississippi Power, the recovery period will be determined in Mississippi Power's annual PEP filing process following the completion of the projects and is expected to begin no earlier than 2026. For Southern Company Gas, costs are being amortized ratably over the life of the related software, which ranges up to 10 years (through 2034).
Under and over recovered regulatory clause revenues –
Alabama Power: Balances are recorded monthly and expected to be recovered over periods of up to six years, with the majority expected to be recovered within one year. See "Alabama Power – Rate CNP PPA," " – Rate CNP Compliance," and " – Rate ECR" herein for additional information.
Georgia Power: Balances are recorded monthly and expected to be recovered or returned within two years. See "Georgia Power – Rate Plans" herein for additional information.
Mississippi Power: At December 31, 2024, $17 million is expected to be recovered through various rate recovery mechanisms over a period to be determined in future rate filings. See "Mississippi Power – Ad Valorem Tax Adjustment" herein for additional information.
Southern Company Gas: Balances are recorded and recovered or amortized over periods generally not exceeding five years. In addition to natural gas cost recovery mechanisms, the natural gas distribution utilities have various other cost recovery mechanisms for the recovery of costs, including those related to infrastructure replacement programs.
Regulatory clauses –
Alabama Power: Effective January 1, 2023, balance is being amortized through Rate RSE over a five-year period ending in 2027.
Southern Company Gas: Represents amounts related to Nicor Gas' volume balancing adjustment rider expected to be recovered over a period of less than two years.
Nuclear outage – Costs are deferred to a regulatory asset when incurred and amortized over a subsequent period of 18 months for Alabama Power and up to 24 months for Georgia Power. See Note 5 for additional information.
Fuel-hedging (realized and unrealized) losses and gains – Assets and liabilities are recorded over the life of the underlying hedged purchase contracts. Upon final settlement, actual costs incurred are recovered through the applicable traditional electric operating company's fuel cost recovery mechanism. Purchase contracts generally do not exceed three and a half years for Alabama Power, three years for Georgia Power, and four years for Mississippi Power. Immaterial amounts for fuel-hedging gains at December 31, 2024 and 2023 are included in other regulatory liabilities.
Qualifying repairs of natural gas distribution systems – Represents deferred costs of certain repairs at Atlanta Gas Light being amortized over 20 years.
Long-term debt fair value adjustment – Recovered over the remaining lives of the original debt issuances at acquisition, which range up to 14 years at December 31, 2024.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

Plant Daniel Units 3 and 4 – Represents the difference between Mississippi Power's revenue requirement for Plant Daniel Units 3 and 4 under purchase accounting and operating lease accounting. At December 31, 2024, consists of the $16 million retail portion being amortized through 2039 over the remaining life of the related property and the $8 million wholesale portion being amortized over 10 years (through 2034).
Other regulatory assets – Comprised of numerous immaterial components with remaining amortization periods at December 31, 2024 generally not exceeding 19 years for Alabama Power, 10 years for Georgia Power, 10 years for Mississippi Power, and 15 years for Southern Company Gas.
Reliability reserves and storm/property damage reserves – Utilized as related expenses are incurred. See "Alabama Power – Rate NDR" and " – Reliability Reserve Accounting Order," "Georgia Power – Storm Damage Recovery," and "Mississippi Power – System Restoration Rider" and " – Reliability Reserve Accounting Order" herein and Note 1 under "Storm Damage and Reliability Reserves" for additional information.
Nuclear fuel disposal cost recovery – Represents award resulting from litigation related to nuclear fuel disposal costs. See Note 3 under "Nuclear Fuel Disposal Costs" for additional information.
Other regulatory liabilities – Comprised of numerous immaterial components with remaining amortization periods at December 31, 2024 generally not exceeding one year for Alabama Power, three years for Georgia Power, one year for Mississippi Power, and 20 years for Southern Company Gas.
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
Petition for Certificate of Convenience and Necessity
On October 24, 2024, Alabama Power entered into an agreement to acquire all of the equity interests in Tenaska Alabama Partners, L.P. for a total purchase price of approximately $622 million, subject to working capital adjustments. Tenaska Alabama Partners, L.P. owns and operates the Lindsay Hill Generating Station, an approximately 855-MW combined cycle generation facility in Autauga County, Alabama. On October 30, 2024, Alabama Power filed a petition for a CCN with the Alabama PSC for authorization to procure additional generating capacity through the acquisition of the Lindsay Hill Generating Station.
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
The completion of the acquisition is subject to the satisfaction or waiver of certain conditions, including, among other customary closing conditions, approval by the Alabama PSC and the FERC, as well as the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act. Alabama Power expects to complete the acquisition by the end of the third quarter 2025.
The ultimate outcome of this matter cannot be determined at this time.
Renewable Generation Certificate
Through the issuance of a Renewable Generation Certificate (RGC), Alabama Power is authorized by the Alabama PSC to procure renewable capacity and energy and to market the related energy and environmental attributes to customers and other third parties. Under the original RGC, Alabama was authorized to procure up to 500 MWs of renewable capacity and energy. In June 2023, the Alabama PSC issued an order approving modifications to Alabama Power's RGC. The modifications authorized Alabama Power to procure an additional 2,400 MWs of renewable capacity and energy by June 14, 2029 and to market the related energy and environmental attributes to customers and other third parties. The modifications also increased the size of allowable renewable projects from 80 MWs to 200 MWs and increased the annual approval limit from 160 MWs to 400 MWs. Through December 31, 2024, Alabama Power has procured solar capacity totaling approximately 498 MWs under the RGC.
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
Alabama Power continues to reduce growth in total debt by increasing equity, with corresponding reductions in debt issuances, thereby de-leveraging its capital structure. Alabama Power's goal is to achieve an equity ratio of approximately 55% by the end of 2025. At December 31, 2024 and 2023, Alabama Power's equity ratio was approximately 53.9% and 52.3%, respectively.

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
Retail rates under Rate RSE did not change for 2023 or 2024.
For the years ended December 31, 2022, 2023, and 2024, Alabama Power's WCER exceeded 6.15%, resulting in Alabama Power establishing a current regulatory liability of $62 million, $15 million, and $12 million, respectively, for Rate RSE refunds. In accordance with an Alabama PSC order issued in February 2023, Alabama Power refunded the 2022 amount to customers through bill credits in August 2023. The $15 million regulatory liability at December 31, 2023 was refunded to customers through bill credits in April 2024. The $12 million regulatory liability at December 31, 2024 will be refunded to customers through bill credits in May 2025.
On November 27, 2024, Alabama Power made its required annual Rate RSE submission to the Alabama PSC of projected data for calendar year 2025, resulting in an increase of 4.87%, or $325 million annually, that became effective for the billing month of January 2025.
Excess Accumulated Deferred Income Tax Accounting Order
In 2022, the Alabama PSC directed Alabama Power to accelerate the amortization of a regulatory liability associated with excess federal accumulated deferred income taxes. Under this order, in 2023, approximately $304 million was returned to customers through bill credits to offset the impact of the rate increase discussed under "Rate CNP Depreciation" herein.
In October 2023, the Alabama PSC issued an order modifying its 2022 order and authorizing Alabama Power to (i) flow back in 2023 approximately $24 million of certain federal excess accumulated deferred income taxes resulting from the Tax Reform Legislation and (ii) make available any remaining balance of excess accumulated deferred income taxes at the end of 2023 for the benefit of customers in 2024 and/or 2025. At December 31, 2023, the remaining balance was $81 million, of which approximately $67 million was flowed back in 2024 and $14 million will flow back in 2025 for the benefit of customers.
Rate CNP New Plant
Rate CNP New Plant allows for recovery of Alabama Power's retail costs associated with newly developed or acquired certificated generating facilities placed into retail service.
In July 2022, the Alabama PSC approved a CCN authorizing Alabama Power to complete the acquisition of the Calhoun Generating Station. The transaction closed in September 2022, and, in October 2022, Alabama Power filed Rate CNP New Plant with the Alabama PSC to recover the related costs. The filing reflected an increase in annual revenues of $34 million, or 0.6%, effective with November 2022 billings.
In 2020, the Alabama PSC approved a CCN authorizing Alabama Power to complete the acquisition of the Central Alabama Generating Station, which occurred in August 2020. Through May 2023, Alabama Power recovered substantially all costs associated with the Central Alabama Generating Station through Rate RSE, offset by revenues from a power sales agreement. Beginning in July 2022, fuel costs associated with Central Alabama Generating Station are being recovered through Rate ECR. In March 2023, Alabama Power filed Rate CNP New Plant with the Alabama PSC to recover costs associated with the acquisition of the Central Alabama Generating Station. The filing reflected an annual increase in retail revenues of $78 million, or 1.1%, effective with June 2023 billings. On May 24, 2023, the Central Alabama Generating Station was placed into retail service.
The Alabama PSC's 2020 CCN also authorized Alabama Power to construct an approximately 720-MW combined cycle facility at Alabama Power's Plant Barry (Plant Barry Unit 8) and the recovery of estimated in-service costs. On November 1, 2023, the unit was placed in service. In December 2023, Alabama Power filed Rate CNP New Plant with the Alabama PSC to recover the related costs. The filing reflected an annual increase in retail revenues of $91 million, or 1.4%, effective with January 2024 billings.
Rate CNP PPA
Rate CNP PPA allows for the recovery of Alabama Power's retail costs associated with certificated PPAs. Revenues for Rate CNP PPA, as recorded on the financial statements, are adjusted for differences in actual recoverable costs and amounts billed in current regulated rates. Accordingly, changes in the billing factors will have no significant effect on Southern Company's or Alabama

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

Power's revenues or net income but will affect annual cash flow. No adjustments to Rate CNP PPA occurred during the period 2022 through 2024 and no adjustment is expected for 2025. At December 31, 2024 and 2023, Alabama Power had an under recovered Rate CNP PPA balance of $84 million and $103 million, respectively, of which $17 million and $18 million, respectively, is included in other regulatory assets, current and $67 million and $85 million, respectively, is included in other regulatory assets, deferred on Southern Company's and Alabama Power's balance sheets.
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
In December 2022, December 2023, and November 2024, Alabama Power submitted calculations to the Alabama PSC associated with its cost of complying with governmental mandates for the following calendar year, as provided under Rate CNP Compliance. The 2022 filing reflected a $255 million, or 3.7%, annual increase effective with January 2023 billings, primarily due to updated depreciation rates. The 2023 filing reflected a $23 million, or 0.3%, annual decrease effective with January 2024 billings. The 2024 filing reflected a projected under recovered retail revenue requirement of $50 million. On December 3, 2024, the Alabama PSC issued a consent order requiring Alabama Power to leave the 2024 Rate CNP Compliance factors in effect for 2025, with any prior year under collected amount deemed recovered before any current year amounts are recovered, and any remaining under recovered amounts reflected in the 2025 filing.
At December 31, 2024, Alabama Power had an under recovered Rate CNP Compliance balance of $35 million which is included in other regulatory assets, deferred on Southern Company's and Alabama Power's balance sheets. At December 31, 2023, Alabama Power had an under recovered Rate CNP Compliance balance of $33 million, of which $8 million is included in other regulatory assets, current and $25 million is included in other regulatory assets, deferred on Southern Company's and Alabama Power's balance sheets.
Rate CNP Depreciation
In 2022, the Alabama PSC approved Rate CNP Depreciation, which allows Alabama Power to recover changes in depreciation resulting from updates to certain depreciation rates, excluding any depreciation recovered through Rate CNP New Plant, Rate CNP Compliance, or costs associated with the capitalization of asset retirement costs. Rate CNP Depreciation resulted in an annual revenue increase of approximately $318 million, or 4.6%, effective with January 2023 billings. No adjustments to Rate CNP Depreciation occurred during 2024 and no adjustment is expected for 2025.
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
The Alabama PSC approved adjustments to Rate ECR from 1.960 cents per KWH to 2.557 cents per KWH, or approximately $310 million annually, effective with August 2022 billings and from 2.557 cents per KWH to 3.510 cents per KWH, or approximately $500 million annually, effective with December 2022 billings. In November 2023, the Alabama PSC approved a decrease to Rate ECR from 3.510 cents per KWH to 3.270 cents per KWH, or approximately $126 million annually, effective with December 2023 billings. On May 7, 2024, the Alabama PSC approved a decrease to Rate ECR from 3.270 cents per KWH to 3.015 cents per KWH, or approximately $135 million annually, effective with July 2024 billings. On December 3, 2024, the Alabama PSC approved an additional reduction to Rate ECR from 3.015 cents per KWH to 2.600 cents per KWH, or

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

$218 million annually, effective with January 2025 billings. The rate will adjust to 5.910 cents per KWH in January 2026 absent a further order from the Alabama PSC.
At December 31, 2024, Alabama Power's over recovered fuel costs totaled $29 million and is included in other regulatory liabilities, current on Southern Company's and Alabama Power's balance sheets. At December 31, 2023, Alabama Power's under recovered fuel costs totaled $246 million and is included in regulatory assets – under recovered retail fuel clause revenues on Southern Company's and Alabama Power's balance sheets. These classifications are based on estimates, which include such factors as weather, generation availability, energy demand, and the price of energy. A change in any of these factors could have a significant impact on the timing of any recovery or return of fuel costs.
Plant Greene County
Alabama Power jointly owns Plant Greene County Units 1 and 2 with an affiliate, Mississippi Power. See Note 5 under "Joint Ownership Agreements" for additional information. Mississippi Power's 2024 IRP includes a schedule to retire Mississippi Power's 40% ownership interest in Plant Greene County Units 1 and 2 by the end of 2028. Alabama Power currently expects to retire Plant Greene County Units 1 and 2 (300 MWs based on 60% ownership) by the end of 2028. Alabama Power and Mississippi Power have continued to evaluate operating conditions and business needs relevant to the anticipated retirement of Plant Greene County Units 1 and 2. The ultimate outcome of this matter cannot be determined at this time. See "Mississippi Power – Integrated Resource Plans" herein for additional information.
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
The second component of the Rate NDR charge is intended to allow recovery of any existing deferred storm-related operations and maintenance costs and any future reserve deficits over a 48-month period (24-month period prior to modifications approved by the Alabama PSC in 2022). The Alabama PSC order gives Alabama Power authority to record a deficit balance in the NDR when costs of storm damage exceed any established reserve balance. The maximum total Rate NDR charge was limited to $10.00 per month per non-residential customer account and $5.00 per month per residential customer account through July 12, 2022. Subsequently, modifications approved by the Alabama PSC replaced the maximum total Rate NDR charge with a maximum charge to recover a deficit of $5.00 per month per non-residential customer account and $2.50 per month per residential customer account. Alabama Power has the authority, based on an order from the Alabama PSC, to accrue certain additional amounts as circumstances warrant, which can be used to offset storm charges. Alabama Power made an additional accrual of $21 million in 2024.
Alabama Power collected approximately $12 million, $12 million, and $14 million in 2024, 2023, and 2022, respectively, under Rate NDR. Beginning with August 2022 billings, the reserve establishment charge was suspended and the reserve maintenance charge was activated as a result of the NDR balance exceeding $75 million. Alabama Power expects to collect approximately $12 million annually under Rate NDR unless the NDR balance falls below $50 million. At December 31, 2024 and 2023, the NDR balance was $70 million and $76 million, respectively, and is included in other regulatory liabilities, deferred on Southern Company's and Alabama Power's balance sheets.
As revenue from the Rate NDR charge is recognized, an equal amount of operations and maintenance expenses related to the NDR will also be recognized. As a result, the Rate NDR charge will not have an effect on net income but will impact operating cash flows.
Reliability Reserve Accounting Order
In 2022, the Alabama PSC approved an accounting order authorizing Alabama Power to create a reliability reserve separate from the NDR and transition the previous Rate NDR authority related to reliability expenditures to the reliability reserve. Alabama Power may make accruals to the reliability reserve if the NDR balance exceeds $35 million. In July 2023, the Alabama PSC issued an order authorizing Alabama Power to expand the existing authority of its reliability reserve to include certain production-related expenses that are intended to maintain reliability in between scheduled generating unit maintenance outages.
At December 31, 2022, Alabama Power accrued $166 million to the reserve. In August 2023 and on September 18, 2024, Alabama Power notified the Alabama PSC of its intent to use a portion of its reliability reserve balance in 2023 and 2024, respectively. As a result, Alabama Power had usage of the reliability reserve in the amount of $23 million and $12 million during

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

the fourth quarter 2023 and 2024, respectively, for reliability-related transmission, distribution, and generation expenses and nuclear production-related expenses.
At December 31, 2024 and 2023, Alabama Power's reliability reserve balance was $131 million and $143 million, respectively, and is included in other regulatory liabilities, deferred on Southern Company's and Alabama Power's balance sheets.
Environmental Accounting Order
Based on an order from the Alabama PSC, Alabama Power is authorized to establish a regulatory asset to record the unrecovered investment costs, including the unrecovered plant asset balance and the unrecovered costs associated with site removal and closure associated with future unit retirements, caused by environmental regulations. The regulatory asset is amortized and recovered over the affected unit's remaining useful life, as established prior to the decision regarding early retirement, through Rate CNP Compliance.
With the completion of the Calhoun Generating Station acquisition, Alabama Power expected to retire Plant Barry Unit 5 in late 2023 or early 2024, subject to certain operating conditions. In 2022, Alabama Power reclassified approximately $600 million for Plant Barry Unit 5 from plant in service, net of depreciation to other utility plant, net and will continue to depreciate the asset according to the original depreciation rates. Alabama Power has continued to evaluate operating conditions relevant to the expected retirement of Plant Barry Unit 5 and now expects to retire the unit on or before December 31, 2028. At retirement, Alabama Power will reclassify the remaining net investment costs of the unit to a regulatory asset to be recovered over the unit's remaining useful life, as established prior to the decision to retire, through Rate CNP Compliance. See "Rate CNP New Plant" herein for additional information.
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
See "Nuclear Construction – Regulatory Matters" herein for information regarding the approved recovery through retail base rates of certain costs related to Plant Vogtle Unit 3 and the common facilities shared between Plant Vogtle Units 3 and 4 (Common Facilities) that became effective August 1, 2023 based on the in-service date of July 31, 2023 for Unit 3, as well as base rate adjustments for the remaining costs related to Plant Vogtle Units 3 and 4 that became effective May 1, 2024 based on the in-service date of April 29, 2024 for Unit 4. Financing costs on certified construction costs of Plant Vogtle Units 3 and 4 were collected through Georgia Power's NCCR tariff until the inclusion of certified construction costs in rate base. When the base rate adjustments occurred following commercial operation of Unit 4, the NCCR tariff ceased to be collected and financing costs are now included in Georgia Power's general retail revenue requirements. See "Nuclear Construction" herein for additional information on Plant Vogtle Units 3 and 4.
Rate Plans
2022 ARP
In 2022, the Georgia PSC voted to approve the 2022 ARP, under which Georgia Power increased its rates on January 1, 2023. In November 2023 and on December 17, 2024, the Georgia PSC approved tariff adjustments effective January 1, 2024 and 2025, respectively. Details of tariff adjustments are provided in the following table:

Tariff	2023	2024	2025
	(in millions)
Traditional base(a)	$194	$275	$194
ECCR	(21)	(99)	126
DSM	37	10	(22)
MFF	6	5	9
Total(b)	$216	$191	$306
(a)For 2025, net of $122 million related to the Georgia state tax rate reduction.
(b)Totals may not add due to rounding.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

In the 2022 ARP, the Georgia PSC approved recovery through the ECCR tariff of estimated CCR ARO compliance costs for 2023, 2024, and 2025 over four-year periods beginning January 1 of each respective year, with recovery of construction contingency beginning in the year following actual expenditures, resulting in $20 million and $60 million reductions in the related amortization for 2023 and 2024, respectively, and an increase of $123 million in the related amortization for 2025. Compliance costs incurred were $300 million and $265 million in 2023 and 2024, respectively, and are expected to be $330 million in 2025. The CCR ARO costs are expected to be revised for actual expenditures and updated estimates through future annual compliance filings.
Further, under the 2022 ARP, Georgia Power's retail ROE is set at 10.50% and its equity ratio is set at 56%. Earnings will be evaluated against a retail ROE range of 9.50% to 11.90%. Any retail earnings above 11.90% will be shared, with 40% being applied to reduce regulatory assets, 40% directly refunded to customers, and the remaining 20% retained by Georgia Power. There will be no recovery of any earnings shortfall below 9.50% on an actual basis. However, if at any time during the term of the 2022 ARP, Georgia Power projects that its retail earnings will be below 9.50% for any calendar year, it may petition the Georgia PSC for implementation of the Interim Cost Recovery (ICR) tariff to adjust Georgia Power's retail rates to achieve a 9.50% ROE. The Georgia PSC would have 90 days to rule on Georgia Power's request. The ICR tariff would expire at the earlier of January 1, 2026 or the end of the calendar year in which the ICR tariff becomes effective. In lieu of requesting implementation of an ICR tariff, or if the Georgia PSC chooses not to implement the ICR tariff, Georgia Power may file a full rate case. In 2023 and 2024, Georgia Power's retail ROE was within the allowed retail ROE range.
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
Integrated Resource Plans
2022 IRP
In 2022, the Georgia PSC approved Georgia Power's 2022 IRP, as modified by a stipulation among Georgia Power, the staff of the Georgia PSC, and certain intervenors and as further modified by the Georgia PSC.
In the 2022 IRP decision, the Georgia PSC approved, among other things, the certification of six PPAs (including five affiliate PPAs with Southern Power that are subject to approval by the FERC) with capacities of 1,567 MWs beginning in 2024, 380 MWs beginning in 2025, and 228 MWs beginning in 2028, procured through a capacity request for proposals (RFP) authorized in the 2019 IRP. On June 27, 2024, the FERC approved the five affiliate PPAs with Southern Power. See Note 9 for additional information.
In the third quarter 2024, Georgia Power entered into an agreement for engineering, procurement, and construction of a 265-MW battery energy storage facility, which is projected to be placed in service in 2026, as authorized in the 2022 IRP. Georgia Power is required to file quarterly construction monitoring reports with the Georgia PSC through commercial operation. The ultimate outcome of this matter cannot be determined at this time.
As included in the 2022 IRP final order, Georgia Power initiated an RFP of up to 8,500 MWs of capacity from a variety of resources with expected CODs or delivery commencement dates between 2028 and 2030. The RFP included Georgia Power-owned proposals. In conjunction with those proposals, Georgia Power entered into agreements for engineering, procurement, and construction through January 2025. Winning participants are expected to be notified in June 2025, and the Georgia PSC is anticipated to render a decision related to the certification of the winning submissions in the fourth quarter 2025. Depending on the outcomes of the RFP and certification processes, Georgia Power could spend up to $14 billion, excluding AFUDC, on approved Georgia Power-owned proposals and related transmission investments through 2029. The ultimate outcome of this matter cannot be determined at this time.
2023 IRP Update
On April 16, 2024, the Georgia PSC approved Georgia Power's updated IRP as modified by a stipulation among Georgia Power, the staff of the Georgia PSC, and certain intervenors (2023 IRP Update), which set forth a plan to support the recent increase in

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

the state of Georgia's economic development and Georgia Power's projected energy needs since the 2022 IRP. In the 2023 IRP Update decision, the Georgia PSC approved the following requests:
•Authority to develop, own, and operate up to 1,400 MWs from three simple cycle combustion turbines at Plant Yates with the recoverable costs not to exceed the certified amount, which was approved by the Georgia PSC on August 20, 2024. With this approval, the Georgia PSC recognized the potential for circumstances beyond Georgia Power's control that could cause the project costs to exceed the certified amount, in which case Georgia Power would provide documentation to the Georgia PSC to explain and justify potential recovery of additional reasonable and prudent costs. Georgia Power is required to file semi-annual construction monitoring reports with the Georgia PSC through commercial operation, the first of which was filed on February 14, 2025.
•Certification of an affiliate PPA with Mississippi Power for 750 MWs, which began January 1, 2024 and will continue through December 2028.
•Certification of a non-affiliate PPA for 230 MWs, which began May 1, 2024 and will continue through December 2028.
•Authority to develop, own, and operate up to 500 MWs of battery energy storage facilities, including storage systems co-located with existing Georgia Power-owned solar facilities with the recoverable costs not to exceed the certified amount, as approved by the Georgia PSC on December 3, 2024, as well as the issuance of an expedited RFP for an additional 500 MWs of battery energy storage facilities. Georgia Power is required to file quarterly construction monitoring reports for Georgia Power-owned resources with the Georgia PSC through commercial operation.
•Approval of transmission projects necessary to support the generation resources approved in the 2023 IRP Update.
The 2023 IRP Update assumed a retirement date at the end of 2035 for Plant Bowen Units 1 and 2 (1,400 MWs). See "2025 IRP" herein for additional information.
On January 12, 2024, Georgia Power entered into an agreement for engineering, procurement, and construction to construct three 442-MW simple cycle combustion turbine units at Plant Yates (Plant Yates Units 8, 9, and 10), which are projected to be placed in service in the fourth quarter 2026, the second quarter 2027, and the third quarter 2027, respectively.
In the third quarter 2024, Georgia Power entered into agreements for engineering, procurement, and construction of four battery energy storage facilities totaling 500 MWs, which are projected to be placed in service in 2026.
At December 31, 2024, Georgia Power had recorded approximately $760 million of combined capital costs, excluding AFUDC, for the 265-MW battery energy storage facility approved in the 2022 IRP, the 500 MWs of battery energy storage facilities approved in the 2023 IRP Update, and the 1,400 MWs from three simple cycle combustion turbines at Plant Yates approved in the 2023 IRP Update. The total certified amounts related to these projects are approximately $2.8 billion, excluding AFUDC.
The ultimate outcome of these matters cannot be determined at this time.
2025 IRP
On January 31, 2025, Georgia Power filed its triennial IRP (2025 IRP). The filing includes a request to extend the operation of Plant Scherer Unit 3 (614 MWs based on 75% ownership) through at least December 31, 2035 and Plant Gaston Units 1 through 4 (500 MWs based on 50% ownership through SEGCO) through at least December 31, 2034. See Note 7 under "SEGCO" for additional information.
As in the 2023 IRP Update, Plant Bowen Units 1 and 2 are also assumed to operate through at least the end of 2035.
In addition, the 2025 IRP includes, among other things, requests for approval of the following:
•Pursuit of installation of environmental controls and natural gas co-firing at Plant Bowen Units 1 through 4 (3,160 MWs), Plant Scherer Units 1 and 2 (137 MWs based on 8.4% ownership), and Plant Scherer Unit 3 for compliance with both ELG supplemental rules and GHG rules.
•Upgrades to Plant McIntosh Units 10 and 11 (1,319 MWs) for a projected 194 MWs of incremental capacity by 2028 and Plant McIntosh Units 1 through 8 (640 MWs) for a projected 74 MWs of incremental capacity by 2033.
•Upgrades to Plant Hatch Units 1 and 2 (900 MWs based on 50.1% ownership) and Plant Vogtle Units 1 and 2 (1,060 MWs based on 45.7% ownership) for a projected 112 MWs of incremental capacity, some of which would be available as early as 2028.
•Investments related to the continued reliable hydro operations of nine facilities, as well as the authority to develop, own, and operate a projected incremental 16 MWs from Plant Goat Rock Units 3 through 6.
•RFPs for at least 1,100 MWs of utility scale and distributed generation renewable resources. Georgia Power is seeking to add up to 4,000 MWs of incremental renewable resources by 2035.
•Issuance of a capacity RFP to procure resources to meet capacity needs in 2032 and 2033.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

•Strategic power delivery infrastructure plan necessary to help ensure adequate reliability and serve the projected future load growth expected in Georgia.
•Certification of approximately 187 MWs of wholesale capacity associated with Plant Scherer Unit 3 to be placed in retail rate base, some of which is projected to be available in 2026.
A decision from the Georgia PSC on the 2025 IRP is expected in July 2025. The ultimate outcome of these matters cannot be determined at this time.
Transmission Asset Sales
On March 7, 2024, the FERC approved the sale of transmission line assets under the integrated transmission system agreement, with a net book value of $236 million. On April 24, 2024, the sale, with a purchase price of $351 million, was completed resulting in a pre-tax gain of approximately $114 million ($84 million after tax) recorded in the second quarter 2024.
Fuel Cost Recovery
Georgia Power has established fuel cost recovery rates approved by the Georgia PSC. During 2022, Georgia Power's under recovered fuel balance increased significantly due to higher fuel and purchased power costs. In May 2023, the Georgia PSC approved a stipulation between Georgia Power and the staff of the Georgia PSC to increase annual fuel billings by 54%, or approximately $1.1 billion, effective June 1, 2023. The increase includes a three-year recovery period for $2.2 billion of Georgia Power's under recovered fuel balance at May 31, 2023. Under the approved stipulation, Georgia Power is allowed to adjust its fuel cost recovery rates under an interim fuel rider prior to the next fuel case, subject to a maximum 40% cumulative change, if its under or over recovered fuel balance accumulated since May 31, 2023 exceeds $200 million. Georgia Power is scheduled to file its next fuel case no later than February 28, 2026.
Georgia Power's under recovered fuel balance totaled $1.2 billion at December 31, 2024, of which $713 million is included in under recovered fuel clause revenues and under recovered retail fuel clause revenues on Southern Company's and Georgia Power's balance sheets, respectively, and $453 million is included in deferred under recovered retail fuel clause revenues on Southern Company's and Georgia Power's balance sheets. The under recovered fuel balance totaled $1.9 billion at December 31, 2023, of which $694 million is included in under recovered fuel clause revenues and under recovered retail fuel clause revenues on Southern Company's and Georgia Power's balance sheets, respectively, and $1.2 billion is included in deferred under recovered retail fuel clause revenues on Southern Company's and Georgia Power's balance sheets.
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
Storm Damage Recovery
Georgia Power defers and recovers certain costs related to damages from major storms as mandated by the Georgia PSC. During 2022, Georgia Power recovered $213 million annually under the 2019 ARP. Beginning January 1, 2023, Georgia Power is recovering $31 million annually under the 2022 ARP. At December 31, 2023, Georgia Power's regulatory asset balance related to storm damage was $54 million, of which $31 million is included in other regulatory assets, current and $23 million is included in other regulatory assets, deferred on Southern Company's and Georgia Power's balance sheets. During September 2024, Hurricane Helene caused significant damage to Georgia Power's transmission and distribution facilities. The incremental restoration costs related to this hurricane totaled approximately $870 million, of which approximately $750 million was deferred in the regulatory asset for storm damage, approximately $90 million was capitalized to property, plant, and equipment, and approximately $30 million was deferred to be billed in 2025 to open access transmission tariff customers. At December 31, 2024, Georgia Power's regulatory asset balance related to storm damage was $827 million, of which $31 million is included in other regulatory assets, current and $795 million is included in other regulatory assets, deferred on Southern Company's and Georgia Power's balance sheets. The rate of storm damage cost recovery is expected to be adjusted in future regulatory proceedings as necessary. As a result of this regulatory treatment, costs related to storms are not expected to have a material impact on Southern Company's or Georgia Power's net income but do impact the related operating cash flows. See Note 1 under "Storm Damage and Reliability Reserves" for additional information.

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
In 2017, Georgia Power, acting for itself and as agent for the other Vogtle Owners, executed the Bechtel Agreement, under which Bechtel is reimbursed for actual costs plus a base fee and an at-risk fee, subject to adjustment based on Bechtel's performance against cost and schedule targets. Each Vogtle Owner is severally (not jointly) liable for its proportionate share, based on its ownership interest, of all amounts owed to Bechtel under the Bechtel Agreement.
See Note 8 under "Long-term Debt – DOE Loan Guarantee Borrowings" for information on the Amended and Restated Loan Guarantee Agreement, including applicable covenants, events of default, and mandatory prepayment events.
Cost and Schedule
Georgia Power placed Unit 3 and Unit 4 in service on July 31, 2023 and April 29, 2024, respectively. During the second quarter 2024, following Unit 4's in-service date, Southern Nuclear evaluated the remaining expected site demobilization costs and other contractor obligations and reduced the remaining estimate to complete forecast by approximately $21 million, including the impact of joint owner cost-sharing described below. Accordingly, Georgia Power recorded a pre-tax credit to income of approximately $21 million ($16 million after tax), including the joint owner impacts described below, in the second quarter 2024 to recognize forecasted capital costs previously charged to income.
Georgia Power's net capital costs incurred through December 31, 2024 in connection with Plant Vogtle Units 3 and 4, and its approximate proportionate share of additional capital costs to be incurred after December 31, 2024, including completion of site demobilization and remaining contractor obligations, is as follows:

(in millions)
Total project capital cost forecast(a)(b)	$10,732
Net investment at December 31, 2024(b)	(10,663)
Remaining estimate to complete	$69
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
Pursuant to the regulatory orders discussed below, any further changes to the capital cost forecast will not be recoverable through regulated rates and will be required to be charged or credited to income. Such charges or credits are not expected to be material.
Georgia Power previously reached agreements with MEAG Power, OPC, and Dalton to resolve its respective dispute with each regarding the cost-sharing and tender provisions of the joint ownership agreements, as amended (Vogtle Joint Ownership Agreements). Under the terms of these agreements, among other items, Georgia Power will reimburse a portion of MEAG Power's, OPC's, and Dalton's costs of construction for Plant Vogtle Units 3 and 4 as such costs are incurred and with no further adjustment for force majeure costs, which payments (including amounts paid to date) will total approximately $91 million, $99 million, and $5.3 million for MEAG Power, OPC, and Dalton, respectively, based on the current project capital cost forecast. Georgia Power will also reimburse 20% of MEAG Power's costs of construction and 66% of each of OPC's and Dalton's costs of construction with respect to any amounts over the current project capital cost forecast, with no further adjustment for force majeure costs.
Georgia Power recorded pre-tax charges to income through 2023 of $567 million ($424 million after tax) and a pre-tax credit to income in the second quarter 2024 of $7.6 million ($5.7 million after tax) associated with the cost-sharing provisions of the Vogtle Joint Ownership Agreements, including the settlements with the other Vogtle Owners described above. These charges are included in the total project capital cost forecast and will not be recovered from retail customers.
The ultimate impact of these matters on the project capital cost forecast for Plant Vogtle Units 3 and 4 is not expected to be material.
Regulatory Matters
In 2009, the Georgia PSC voted to certify construction of Plant Vogtle Units 3 and 4 with a certified capital cost of $4.418 billion. In addition, in 2009 the Georgia PSC approved inclusion of the Plant Vogtle Units 3 and 4 related CWIP accounts in rate base,

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

and the State of Georgia enacted the Georgia Nuclear Energy Financing Act, which allowed Georgia Power to recover financing costs for Plant Vogtle Units 3 and 4. Financing costs were recovered on all applicable certified costs through annual adjustments to the NCCR tariff up to the certified capital cost of $4.418 billion. Financing costs related to capital costs above $4.418 billion up to $7.562 billion approved for recovery as described below were recognized through AFUDC and are being recovered through retail rates over the life of Plant Vogtle Units 3 and 4; however, Georgia Power did not record AFUDC related to any capital costs in excess of $7.562 billion. In 2022, the Georgia PSC approved Georgia Power's filing to increase the NCCR tariff by $36 million annually, effective January 1, 2023. In November 2023, Georgia Power filed a request to continue for 2024 the NCCR tariff that was effective during 2023. The staff of the Georgia PSC accepted the proposal and no further approval from the Georgia PSC was required. See additional information below on AFUDC and the NCCR tariff following commercial operation of Unit 4.
In 2021, the Georgia PSC approved an order under which Georgia Power would include in rate base an allocation of $2.1 billion to Plant Vogtle Unit 3 and the Common Facilities from the $3.6 billion of Plant Vogtle Units 3 and 4 costs previously deemed prudent by the Georgia PSC and would recover the related depreciation through retail base rates effective the month after Unit 3 is placed in service. In compliance with the Georgia PSC order, Georgia Power increased annual retail base rates by $318 million effective August 1, 2023 based on the in-service date of July 31, 2023 for Unit 3. The related increase in annual retail base rates included recovery of all projected operations and maintenance expenses for Unit 3 and the Common Facilities and other related costs of operation, partially offset by the related PTCs. Financing costs (debt and equity) on the remaining portion of the total Unit 3 and the Common Facilities construction costs continued to be recovered through the NCCR tariff or deferred. Georgia Power deferred as a regulatory asset the debt component of financing costs as well as the remaining depreciation until Unit 4 costs were placed in retail base rates as described below. The regulatory assets for the debt component of financing costs and depreciation are being recovered over 10 years beginning May 2024, as approved by the Georgia PSC, with a remaining balance of $23 million and $29 million, respectively, at December 31, 2024. The equity component of financing costs ($39 million at December 31, 2024) represents an unrecognized ratemaking amount that is not reflected on Georgia Power's balance sheets. This amount will be recognized in Georgia Power's income statements in the periods it is billable to customers.
In December 2023, the Georgia PSC approved Georgia Power's application to adjust rates to include reasonable and prudent Plant Vogtle Units 3 and 4 costs as modified by the related stipulation (Prudency Stipulation) among Georgia Power, the staff of the Georgia PSC, and certain intervenors.
Under the terms of the approved Prudency Stipulation, Georgia Power will recover $7.562 billion in total construction and capital costs and associated retail rate base items of $1.02 billion, which includes AFUDC financing costs above $4.418 billion (the Georgia PSC-certified amount) up to $7.562 billion. Georgia Power will also recover projected operations and maintenance expenses, depreciation, nuclear decommissioning accruals, and property taxes, net of projected PTCs. After considering construction and capital costs already in retail base rates of $2.1 billion and $362 million of associated retail rate base items for Unit 3 and Common Facilities (approved by the Georgia PSC in 2021), Georgia Power included in retail rate base the remaining $5.462 billion of construction and capital costs as well as $647 million of associated retail rate base items effective with the April 29, 2024 in-service date for Unit 4. Annual retail base revenues increased approximately $730 million and the average retail base rates were adjusted by approximately 5% (net of the elimination of the NCCR tariff described below) effective May 1, 2024.
Reductions to the ROE used to calculate the NCCR tariff (pursuant to prior Georgia PSC orders) negatively impacted earnings by approximately $80 million through the second quarter 2024 and $310 million and $300 million in 2023 and 2022, respectively. Further, as included in the approved Prudency Stipulation, since commercial operation for Unit 4 was not achieved by March 31, 2024, Georgia Power's ROE used to determine the NCCR tariff and calculate AFUDC was reduced to zero effective April 1, 2024, which resulted in a negative impact to earnings of approximately $10 million (for one month) in the second quarter 2024 based on the April 29, 2024 in-service date. Effective May 1, 2024, following commercial operation of Unit 4, Georgia Power's NCCR tariff was eliminated and financing costs are included in Georgia Power's general retail revenue requirements. Financing costs of $10 million that were not recovered through the NCCR tariff will be addressed in Georgia Power's next retail base rate case proceeding.
As of each Unit's respective first refueling outage, if the respective Unit's performance has materially deviated from expected performance, the Georgia PSC may order Georgia Power to credit customers for operations and maintenance expenses or disallow costs associated with the repair or replacement of any system, structure, or component found to have caused the material deviation in performance if proven to be the result of imprudent engineering, construction, procurement, testing, or start-up. Unit 3 demonstrated high performance and reliability during the first 14 months of operation leading up to its first refueling outage, which took place in the fall of 2024 and no performance-related disallowance is expected. Unit 4 has also demonstrated high performance and reliability since being placed in service and its first refueling outage is projected to begin in the fall of 2025. The ultimate outcome of these matters cannot be determined at this time.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

The approval of the Prudency Stipulation resolved all issues for determination by the Georgia PSC regarding the reasonableness, prudence, and cost recovery for the remaining Plant Vogtle Units 3 and 4 construction and capital costs not already in retail base rates.
As a result of the Georgia PSC's approval of the Prudency Stipulation, Georgia Power recorded a pre-tax credit to income of approximately $228 million ($170 million after tax) in the fourth quarter 2023 to recognize CWIP costs previously charged to income, which are now recoverable through retail rates. Associated AFUDC on these costs, which totaled approximately $14 million, was also recognized.
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
In June 2022, the Mississippi PSC approved Mississippi Power's annual retail PEP filing, resulting in an annual increase in revenues of approximately $18 million, or 1.9%, effective with the first billing cycle of April 2022. In June 2023 and on June 13, 2024, the Mississippi PSC approved Mississippi Power's annual retail PEP filings for 2023 and 2024, respectively, with no change in retail rates.
Integrated Resource Plans
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
In 2021, the Mississippi PSC concluded its review of Mississippi Power's 2021 IRP. The 2021 IRP included a schedule to retire Plant Watson Unit 4 (268 MWs) and Plant Greene County Units 1 and 2 (206 MWs based on 40% ownership) in December 2023, 2025, and 2026, respectively, consistent with each unit's remaining useful life in the most recent approved depreciation studies. In addition, the schedule reflected the early retirement of Plant Daniel Units 1 and 2 (502 MWs based on 50% ownership) by the end of 2027.
In October 2023, Mississippi Power signed an affiliate PPA with Georgia Power for 750 MWs of capacity, which began January 1, 2024 and will continue through December 2028.
On April 26, 2024, Mississippi Power filed its 2024 IRP with the Mississippi PSC. The Mississippi PSC did not note any deficiencies within the prescribed 120-day review period; therefore, the filing is concluded. The 2024 IRP included a schedule to retire Plant Watson Unit 4 and Plant Greene County Units 1 and 2 and to retire early Plant Daniel Units 1 and 2, all by the end of 2028, which is consistent with the completion of Mississippi Power's affiliate PPA with Georgia Power. On January 9, 2025, Mississippi Power notified the Mississippi PSC of its intent to extend the retirement date of Plant Daniel Unit 2 and potentially extend the retirement dates of other fossil steam units beyond their current 2028 retirement dates in order to serve recently signed economic development loads of approximately 600 MWs.
The remaining net book value of Plant Daniel Units 1 and 2 was approximately $478 million at December 31, 2024, and Mississippi Power is continuing to depreciate these units using the current approved rates. Mississippi Power expects to reclassify the net book value remaining at retirement to a regulatory asset to be amortized over a period to be determined by the Mississippi

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

PSC in future proceedings, consistent with the 2020 order. The Plant Watson and Plant Greene County units are expected to be fully depreciated upon retirement.
The ultimate outcome of these matters cannot be determined at this time.
Plant Daniel
On November 8, 2024, Mississippi Power entered into an agreement with FP&L to acquire FP&L's 50% ownership interest in Plant Daniel Units 1 and 2. This acquisition will include a payment by FP&L to Mississippi Power of between $35 million and $38 million, which represents an estimate of the incremental cost to Mississippi Power to assume ownership of FP&L's interest, based on the timing of the completion of the transaction. On January 7, 2025, the Mississippi PSC approved Mississippi Power's request for (i) the inclusion of the acquired assets and the associated costs at Plant Daniel in Mississippi Power's retail rate base, upon completion of the transaction, (ii) the establishment of a new regulatory liability account in which all of the proceeds to be paid by FP&L will be recorded, and (iii) Mississippi Power's ability to amortize that regulatory liability by charging certain expenditures against it. The completion of the transaction is subject to the satisfaction or waiver of certain conditions, including, among other customary closing conditions, approval by the Florida PSC. The ultimate outcome of this matter cannot be determined at this time.
Environmental Compliance Overview Plan
The Mississippi PSC has authorized Mississippi Power to defer in a regulatory asset for future recovery all plant retirement- or partial retirement-related costs resulting from environmental regulations.
In April 2022, April 2023, and May 2024, the Mississippi PSC approved Mississippi Power's annual ECO Plan filings, resulting in increases in revenues of approximately $1 million annually effective with the first billing cycle of May 2022, $3 million annually effective with the first billing cycle of May 2023, and $9 million annually effective with the first billing cycle of June 2024, respectively.
On February 14, 2025, Mississippi Power submitted its annual ECO Plan filing to the Mississippi PSC, which requested a $6 million annual increase in revenues. The ultimate outcome of this matter cannot be determined at this time.
Fuel Cost Recovery
Mississippi Power annually establishes, and is required to file for an adjustment to, the retail fuel cost recovery factor that is approved by the Mississippi PSC. The Mississippi PSC approved an increase of $43 million effective in February 2022. On February 6, 2024, the Mississippi PSC approved Mississippi Power's request to increase retail fuel revenues by $18 million annually effective with the first billing cycle of March 2024. The approved filing included the deferral of approximately $61 million of under recovered fuel costs as of October 2023. On January 7, 2025, the Mississippi PSC approved Mississippi Power's request for no change in retail fuel revenues effective with the first billing cycle of February 2025. The approved filing included the deferral of approximately $25 million of under recovered fuel costs as of October 2024, which is expected to be included in Mississippi Power's next fuel filing. Mississippi Power will continue to accrue its weighted-average cost of capital on any under or over fuel recovery balance.
At December 31, 2024, Mississippi Power had $32 million of deferred under recovered retail fuel clause revenues primarily associated with its fuel-hedging program and $32 million of over recovered retail fuel clause revenues primarily related to lower recoverable fuel costs on its balance sheet. At December 31, 2023, Mississippi Power had $50 million of deferred under recovered retail fuel clause revenues and $27 million of over recovered retail fuel clause revenues primarily associated with its fuel-hedging program on its balance sheet. See Note 1 under "Fuel Costs" for additional information.
Mississippi Power has wholesale MRA and Market Based (MB) fuel cost recovery factors. Effective with the first billing cycles for January 2023, 2024, and 2025, annual revenues under the wholesale MRA fuel rate increased $22 million, decreased $4 million, and decreased $19 million, respectively. At December 31, 2024 and 2023, wholesale MRA fuel costs were over recovered $19 million and $5 million, respectively, and were included in other current liabilities on Mississippi Power's balance sheets. The wholesale MB fuel rate did not change materially in any period presented. The wholesale MB fuel cost recovery was immaterial for both periods presented.
Mississippi Power's operating revenues are adjusted for differences in actual recoverable fuel cost and amounts billed in accordance with the currently approved cost recovery rate. Accordingly, changes in the billing factor should have no significant effect on Mississippi Power's revenues or net income but will affect operating cash flows.
Ad Valorem Tax Adjustment
Mississippi Power annually establishes an ad valorem tax adjustment factor that is approved by the Mississippi PSC. Any changes are not expected to have a significant effect on Mississippi Power's net income but will affect operating cash flows. Effective with

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

the first billing cycle of July 2022, June 2023, and July 2024, the Mississippi PSC approved changes in annual revenues collected through the ad valorem tax adjustment factor resulting in a $5 million increase, a $7 million decrease, and a $5 million decrease, respectively.
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
Mississippi Power's net retail SRR accrual, which includes carrying costs and previously included amortization of related excess deferred income tax benefits, was $12.6 million in 2024, $11.7 million in 2023, and $6.9 million in 2022. At December 31, 2024 and 2023, the retail property damage reserve balance was $52 million and $45 million, respectively, and is included in other regulatory liabilities, deferred on Mississippi Power's balance sheets.
In 2021, the Mississippi PSC approved Mississippi Power's annual SRR filing, which requested an increase in retail revenues of approximately $9 million annually effective with the first billing cycle of March 2022. In April 2023, the Mississippi PSC approved Mississippi Power's annual SRR filing, with no change in retail rates. Mississippi Power's minimum annual SRR accrual was increased from $8.3 million to $11.7 million. On April 11, 2024, the Mississippi PSC approved Mississippi Power's annual SRR filing to the Mississippi PSC, with no change in retail rates. Mississippi Power's minimum annual SRR accrual was increased from $11.7 million to $12.6 million.
Reliability Reserve Accounting Order
In 2022, the Mississippi PSC approved an accounting order authorizing Mississippi Power to create a reliability reserve to offset future generation, transmission, and distribution reliability-related expenditures for use in a future year. Mississippi Power may make accruals to the reliability reserve each year after meeting with the MPUS and Mississippi PSC staff. Mississippi Power will provide annually, through its capital plan, energy delivery plan, or PEP filing, any amounts to be charged against the reliability reserve during the current year. During 2024, 2023, and 2022, Mississippi Power accrued $21 million, $11 million, and $25 million, respectively, to the reliability reserve. At December 31, 2024 and 2023, the reliability reserve balance was $57 million and $36 million, respectively, and is included in other regulatory liabilities, deferred on Mississippi Power's balance sheets.
Municipal and Rural Associations Tariff
Mississippi Power provides wholesale electric service to Cooperative Energy, East Mississippi Electric Power Association, and the City of Collins, all located in southeastern Mississippi, under a long-term, cost-based, FERC-regulated MRA tariff.
In 2017, Mississippi Power and Cooperative Energy executed, and the FERC accepted, a Shared Service Agreement (SSA), as part of the MRA tariff, under which Mississippi Power and Cooperative Energy share in providing electricity to the Cooperative Energy delivery points under the tariff. In August 2022, the FERC accepted an amended SSA between Mississippi Power and Cooperative Energy, effective July 1, 2022, under which Cooperative Energy will continue to decrease its use of Mississippi Power's generation services under the MRA tariff up to 2.5% annually through 2035. At December 31, 2024, Mississippi Power is serving approximately 385 MWs of Cooperative Energy's annual demand. Beginning in 2036, Cooperative Energy will provide 100% of its electricity requirements at the MRA delivery points under the tariff. Neither party has the option to cancel the amended SSA.
In October 2023, the FERC approved a settlement agreement filed by Mississippi Power and Cooperative Energy in July 2023 related to Mississippi Power's July 2022 request for a $23 million increase in annual wholesale base revenues under the MRA tariff. The settlement agreement provided for a $16 million increase in annual wholesale base revenues, effective September 14, 2022, and a refund to customers of approximately $6 million, which was completed in November 2023, primarily related to the difference between the approved rates and interim rates.
On May 28, 2024, the FERC issued an order accepting Mississippi Power's request for an $8 million increase in annual wholesale base revenues under the MRA tariff, effective May 29, 2024, subject to refund. On December 23, 2024, Mississippi Power and

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

Cooperative Energy filed a settlement agreement with the FERC. The settlement agreement provides for (i) a $1 million increase in annual wholesale base revenues and a refund to customers of approximately $4 million, (ii) a rate escalation of 2.5% on an annual basis in periods subsequent to December 31, 2024 and continuing through the end of the SSA on December 31, 2035, and (iii) a waiver of rights by Mississippi Power and Cooperative Energy to file for any changes in non-fuel rates through the end of the term of the SSA. The settlement agreement is subject to approval by the FERC. The ultimate outcome of this matter cannot be determined at this time.
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
The following table provides regulatory information for Southern Company Gas' natural gas distribution utilities:

	Nicor Gas	Atlanta Gas Light	Virginia Natural Gas	Chattanooga Gas
Authorized ROE at December 31, 2024	9.51%	10.25%	9.70%	9.80%
Weather normalization mechanisms(a)			✓	✓
Decoupled, including straight-fixed-variable rates(b)	✓	✓	✓
Regulatory infrastructure program rate(c)		✓	✓	✓
Bad debt rider(d)	✓		✓	✓
Energy efficiency plan(e)	✓		✓
Annual base rate adjustment mechanism(f)		✓		✓
Year of last base rate case decision	2023	2019	2023	2018
(a)Designed to help stabilize operating results by allowing recovery of costs in the event of unseasonal weather, but are not direct offsets to the potential impacts on earnings of weather and customer consumption.
(b)Allows for recovery of fixed residential customer service costs separately from assumed natural gas volumes used by customers and provides a benchmark level of revenue for recovery.
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

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

Infrastructure Replacement Programs and Capital Projects
In addition to capital expenditures recovered through base rates by each of the natural gas distribution utilities, Virginia Natural Gas has a separate rate rider that provides timely recovery of capital expenditures for specific infrastructure replacement programs, and Atlanta Gas Light has a separate rate rider that provides for the timely recovery of capital expenditures for a specific reinforcement capital program. Total capital expenditures incurred during 2024 for all gas distribution operations were $1.7 billion.
The following table and discussions provide updates on the infrastructure replacement programs and capital projects at the natural gas distribution utilities at December 31, 2024. These programs are risk-based and designed to update and replace cast iron, bare steel, and mid-vintage plastic materials or expand Southern Company Gas' distribution systems to improve reliability and meet operational flexibility and growth.

Utility	Program	Recovery	Capital Expenditures in 2024	Capital Expenditures Since Project Inception	Pipe Installed Since Project Inception	Scope of Program	Program Duration	Last Year of Program
			(in millions)		(miles)	(miles)	(years)
Virginia Natural Gas	SAVE	Rider	$75	$561	598	938	18	2029
Atlanta Gas Light	System Reinforcement Rider	Rider	99	279	29	N/A	6	2027
Chattanooga Gas	Pipeline Replacement Program	Rate Base	12	28	24	73	7	2027
Total			$186	$868	651	1,011
Virginia Natural Gas
The SAVE program, an accelerated infrastructure replacement program, allows Virginia Natural Gas to continue replacing aging pipeline infrastructure. The program included authorized annual investments of $70 million in each year from 2022 through 2024, with a total potential variance of up to $5 million allowed for the program, for a maximum total investment over the previous six-year term (2019 through 2024) of $365 million.
On June 7, 2024, the Virginia Commission approved the extension of the existing SAVE program through 2029. The extension of the program includes investments of $70 million in each year from 2025 through 2029, with a potential variance of up to $5 million allowed for the program, for a maximum total investment over the five-year extension (2025 through 2029) of $355 million.
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
Atlanta Gas Light
In 2019, the Georgia PSC approved the continuation of GRAM as part of Atlanta Gas Light's 2019 rate case order. Various infrastructure programs previously authorized by the Georgia PSC, including the Integrated Vintage Plastic Replacement Program to replace aging plastic pipe and the Integrated System Reinforcement Program to upgrade Atlanta Gas Light's distribution system and LNG facilities in Georgia, continue under GRAM and the recovery of and return on the infrastructure program investments are included in annual base rate adjustments. The amounts to be recovered through rates related to allowed, but not incurred, costs have been quantified as an unrecognized ratemaking amount that is not reflected on the balance sheets. These allowed costs are primarily the equity return on the capital investment under the infrastructure programs in place prior to GRAM and are being recovered through GRAM and base rates until the earlier of the full recovery of such amounts or December 31, 2025. The under recovered balance at December 31, 2024 was $22 million, including $11 million of unrecognized equity return, and is expected to be recovered by December 31, 2025. The Georgia PSC reviews Atlanta Gas Light's performance annually under GRAM. See "Unrecognized Ratemaking Amounts" herein for additional information.
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

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

See "Rate Proceedings – Atlanta Gas Light" herein for additional information regarding the Georgia PSC's 2021 approval of Atlanta Gas Light's GRAM filing and Integrated Capacity and Delivery Plan (i-CDP). The Georgia PSC also approved a new System Reinforcement Rider for authorized large pressure improvement and system reliability projects, which is expected to recover related capital investments totaling $286 million for the years 2022 through 2024, of which $99 million, $104 million, and $76 million was incurred in 2024, 2023, and 2022, respectively.
Chattanooga Gas
In 2021, the Tennessee Public Utilities Commission approved Chattanooga Gas' pipeline replacement program to replace approximately 73 miles of distribution main over a seven-year period. The estimated total cost of the program is $118 million, which will be recovered through Chattanooga Gas' annual base rate review mechanism.
Nicor Gas
Illinois legislation allowed Nicor Gas to provide more widespread safety and reliability enhancements to its distribution system through 2023 and stipulated that rate increases to customers as a result of any infrastructure investments did not exceed a cumulative annual average of 4.0% or, in any given year, 5.5% of base rate revenues. In 2014, the Illinois Commission approved the nine-year regulatory infrastructure program, Investing in Illinois, which concluded in 2023 and is subject to annual review, as discussed further below. In accordance with orders from the Illinois Commission, Nicor Gas recovered program costs incurred through a separate rider and base rates. See "Rate Proceedings – Nicor Gas" herein for additional information.
In June 2023, the Illinois Commission concluded its review of the Qualifying Infrastructure Plant (QIP) capital investments by Nicor Gas for calendar year 2019 under the QIP rider, also referred to as Investing in Illinois program. The Illinois Commission disallowed $32 million of the $415 million of capital investments commissioned in 2019, together with the related return on investment. Nicor Gas recorded a pre-tax charge to income in the second quarter 2023 of $38 million ($28 million after tax) associated with the disallowance of capital investments placed in service in 2019. The disallowance is reflected on the statement of income as an $8 million reduction to revenues and $30 million in estimated loss on regulatory disallowance. On August 3, 2023, the Illinois Commission denied a rehearing request filed by Nicor Gas. On August 24, 2023, Nicor Gas filed a notice of appeal with the Illinois Appellate Court. On November 25, 2024, the Illinois Appellate Court agreed with the Illinois Commission's review of the QIP capital investments by Nicor Gas for calendar year 2019 under the QIP rider apart from one immaterial item. On December 24, 2024, Nicor Gas filed a petition for leave to appeal $14 million of the 2019 QIP disallowance with the Illinois Supreme Court. Nicor Gas defends these investments in infrastructure as prudently incurred.
The following table provides a summary of QIP capital investments during the nine-year program:

Year	Status of QIP Annual Review Proceeding	Capital Investments		Disallowed		Month of Disallowance
		(in millions)
2015 – 2018	Complete	$1,246		$—
2019	Complete(a)	415		32		June 2023
2020	Filed March 2021	402	(b)
2021	Filed March 2022	392	(b)
2022	Filed March 2023	408	(b)	6	(c)(d)	November 2023
2023	Filed March 2024	365	(b)	25	(c)(d)	November 2023
		$3,228		$63
(a)Petition for leave to appeal filed to the Illinois Supreme Court for $14 million.
(b)Capital investments are subject to the required QIP annual review proceeding; years 2020 through 2023 are pending with the Illinois Commission.
(c)Appealed to the Illinois Appellate Court.
(d)Disallowed in Nicor Gas' 2023 general base rate case proceeding. See "Rate Proceedings – Nicor Gas" herein for additional information regarding the Illinois Commission's disallowance of certain capital investments.
Any further cost disallowances by the Illinois Commission in the pending cases could be material to the financial statements of Southern Company Gas. The ultimate outcome of these matters cannot be determined at this time.
Natural Gas Cost Recovery
With the exception of Atlanta Gas Light, the natural gas distribution utilities are authorized by the relevant regulatory agencies in the states in which they serve to use natural gas cost recovery mechanisms that adjust rates to reflect changes in the wholesale cost of natural gas and ensure recovery of all costs prudently incurred in purchasing natural gas for customers. The natural gas distribution utilities defer or accrue the difference between the actual cost of natural gas and the amount of commodity revenue

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

earned in a given period. The deferred or accrued amount is either billed or refunded to customers prospectively through adjustments to the commodity rate. Deferred natural gas costs are reflected as regulatory assets and accrued natural gas costs are reflected as regulatory liabilities. Natural gas costs generally do not have a significant effect on Southern Company's or Southern Company Gas' net income but could have a significant effect on cash flows. Since Atlanta Gas Light does not sell natural gas directly to its end-use customers, it does not utilize a traditional natural gas cost recovery mechanism. However, Atlanta Gas Light does maintain natural gas inventory for the Marketers in Georgia and recovers the cost through recovery mechanisms approved by the Georgia PSC. At December 31, 2024 and 2023, the over recovered balance was $193 million and $214 million, respectively, which is included in natural gas cost over recovery on Southern Company's and Southern Company Gas' balance sheets.
Rate Proceedings
Nicor Gas
In November 2023, the Illinois Commission approved a $223 million annual base rate increase for Nicor Gas, which became effective December 1, 2023. The base rate increase was based on an ROE of 9.51% and an equity ratio of 50.00%.
In connection with Nicor Gas' 2023 general base rate case proceeding, the Illinois Commission disallowed $126.8 million of capital investments that have been completed or were planned to be completed through December 31, 2024. This includes $31 million for capital investments placed in service in 2022 and 2023 under the Investing in Illinois program and $95.9 million for other transmission and distribution capital investments. Nicor Gas recorded a pre-tax charge to income in the fourth quarter 2023 of $58 million ($44 million after tax) associated with the disallowances, with the remaining $69 million related to prospective projects that will be postponed and/or reevaluated. The disallowance is reflected on the statement of income in estimated loss on regulatory disallowance. See "Infrastructure Replacement Programs and Capital Projects – Nicor Gas" herein for additional information regarding the Illinois Commission's disallowance of certain capital investments. On January 3, 2024, the Illinois Commission denied a request by Nicor Gas for rehearing on the base rate case disallowances associated with capital investment, as well as on other issues determined in the Illinois Commission's November 2023 base rate case decision. On February 6, 2024, Nicor Gas filed a notice of appeal with the Illinois Appellate Court related to the Illinois Commission's rate case ruling.
On January 3, 2025, Nicor Gas filed a general base rate case with the Illinois Commission requesting a $309 million increase in annual base rate revenues. The requested increase is based on a projected test year for the 12-month period ending December 31, 2026, an ROE of 10.35%, and an equity ratio of 54.6%. The Illinois Commission is expected to rule on the requested increase within the 11-month statutory time limit, after which rate adjustments will be effective.
The ultimate outcome of these matters cannot be determined at this time.
Atlanta Gas Light
The Georgia PSC evaluates Atlanta Gas Light's earnings against an ROE range of 10.05% to 10.45%, with disposition of any earnings above 10.45% to be determined by the Georgia PSC. Additionally, the Georgia PSC allows inclusion in base rates of the recovery of and return on the infrastructure program investments, including, but not limited to, GRAM adjustments. GRAM filing rate adjustments are based on an authorized ROE of 10.25%. GRAM adjustments for 2021 could not exceed 5% of 2020 base rates. The 5% limitation does not set a precedent in any future rate proceedings by Atlanta Gas Light.
In April 2021, Atlanta Gas Light filed its i-CDP with the Georgia PSC, which included a series of ongoing and proposed pipeline safety, reliability, and growth programs for the next 10 years (2022 through 2031), as well as the required capital investments and related costs to implement the programs. The i-CDP reflected capital investments totaling approximately $0.5 billion to $0.6 billion annually.
In November 2021, the Georgia PSC approved a stipulation between Atlanta Gas Light and the staff of the Georgia PSC, under which, for the years 2022 through 2024, Atlanta Gas Light would incrementally reduce its combined GRAM and System Reinforcement Rider request by 10% through Atlanta Gas Light's GRAM mechanism, which resulted in a reduction of $5 million for 2022, $7 million for 2023, and $9 million for 2024. The stipulation also provided for $1.7 billion of total capital investment for the years 2022 through 2024.
In December 2022 and December 2023, the Georgia PSC approved Atlanta Gas Light's annual GRAM filings, which resulted in annual base rate increases of $53 million effective January 1, 2023 and $53 million effective January 1, 2024, respectively. On December 12, 2024, the Georgia PSC approved Atlanta Gas Light's annual GRAM filing, which included annual base rate increases of $72 million, $73 million, and $74 million effective January 1, 2025, 2026, and 2027, respectively.
On July 2, 2024, the Georgia PSC approved a stipulation related to Atlanta Gas Light's 2024 i-CDP, which included a series of ongoing and proposed pipeline safety, reliability, and growth programs for the next 10 years (2025 through 2034), as well as the

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

required capital investments and related cost to implement the programs. The i-CDP allows capital investments totaling approximately $0.6 billion annually for the years 2025 through 2027 with related revenue requirement recovery through either the annual GRAM filing or the System Reinforcement Rider surcharge adjustment. Additionally, the Georgia PSC approved a surcharge recovery mechanism for capital projects related to municipal, county, and Georgia Department of Transportation infrastructure work. Rate changes associated with the new surcharge will be based on requests filed annually on September 1. If approved, new rates will become effective January 1 of the following year.
Virginia Natural Gas
In August 2023, the Virginia Commission approved a stipulation related to Virginia Natural Gas' August 2022 general base rate case filing, which allowed for a $48 million increase in annual base rate revenues based on an ROE of 9.70% and an equity ratio of 49.06%. Interim rates became effective as of January 1, 2023, subject to refund, based on Virginia Natural Gas' original requested increase of approximately $69 million. Refunds to customers related to the difference between the approved rates effective September 1, 2023 and the interim rates were completed during the fourth quarter 2023.
On August 1, 2024, Virginia Natural Gas filed a base rate case with the Virginia Commission seeking an increase in annual base revenues of $63 million, including $17 million related to the recovery of investments under the SAVE program, primarily to recover investments and increased costs associated with infrastructure and technology. The requested increase is based on a projected 12-month period beginning January 1, 2025, an ROE of 10.45%, and an equity ratio of 54.92%. Rate adjustments were effective January 1, 2025, subject to refund. The Virginia Commission is expected to issue an order on the requested increase in the fourth quarter 2025. The ultimate outcome of this matter cannot be determined at this time.
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

	December 31, 2024	December 31, 2023
	(in millions)
Atlanta Gas Light	$11	$23
Virginia Natural Gas	10	10
Chattanooga Gas	7	7
Nicor Gas	—	3
Total	$28	$43
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
Southern Company and Mississippi Power
In 2010, the DOE, through a cooperative agreement with SCS, agreed to fund $270 million of the Kemper County energy facility through the grants awarded to the project by the DOE under the Clean Coal Power Initiative Round 2. In 2016, additional DOE grants in the amount of $137 million were awarded to the Kemper County energy facility. In 2018, Mississippi Power filed with the DOE its request for property closeout certification under the contract related to the $387 million of total grants received. In 2020, Mississippi Power and Southern Company executed an agreement with the DOE completing Mississippi Power's request, which enabled Mississippi Power to proceed with full dismantlement of the abandoned gasifier-related assets and site restoration activities. In connection with the DOE closeout discussions, in 2019, the Civil Division of the Department of Justice informed Southern Company and Mississippi Power of a civil investigation related to the DOE grants. In August 2023, the U.S. District Court for the Northern District of Georgia unsealed a civil action in which defendants Southern Company, SCS, and Mississippi

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

Power are alleged to have violated certain provisions of the False Claims Act by fraudulently inducing the DOE to disburse funds pursuant to the grants. The federal government declined to intervene in the action. In October 2023, the plaintiff, a former SCS employee, filed an amended complaint, again alleging certain violations of the False Claims Act. The plaintiff seeks to recover all damages incurred personally and on behalf of the federal government caused by the defendants' alleged violations, as well as treble damages and attorneys' fees, among other relief. On February 2, 2024, the defendants moved to dismiss the amended complaint. On August 28, 2024, the court granted the defendants' motion in part and denied it in part, dismissing the plaintiff's False Claims Act count along with its accompanying treble damages and attorneys' fees but allowing the employment retaliation claim to proceed. The plaintiff requested interlocutory appeal of the court's decision on October 4, 2024. On October 14, 2024, the defendants asserted counterclaims for conversion and misappropriation of trade secrets. On November 20, 2024, the defendants filed a motion for judgment on the pleadings on the plaintiff's employment retaliation claim. On December 23, 2024, the plaintiff filed a motion to dismiss the defendants' counterclaims. An adverse outcome could have a material impact on Southern Company's and Mississippi Power's financial statements.
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
In January 2023, the EPA issued a Notice of Potential Violations (NOPV) associated with Alabama Power's plan to close the Plant Barry surface impoundment. On September 26, 2024, Alabama Power reached a settlement with the EPA resolving two of the three allegations in the NOPV related to the groundwater monitoring system and the emergency action plan at the Plant Barry surface impoundment. The settlement did not resolve the EPA's allegation relating to Alabama Power's plan to close the Plant Barry surface impoundment. Alabama Power has affirmed to the EPA its position that it is in compliance with CCR requirements.
These matters could have a material impact on Alabama Power's and Southern Company's financial statements, including ARO estimates and cash flows. See Note 6 for a discussion of Alabama Power's ARO liabilities.
Georgia Power
In July 2020, a group of individual plaintiffs filed a complaint, which was amended in December 2022, in the Superior Court of Fulton County, Georgia against Georgia Power alleging that the construction and operation of Plant Scherer has impacted groundwater and air, resulting in alleged personal injuries and property damage. The plaintiffs sought an unspecified amount of monetary damages including punitive damages, a medical monitoring fund, and injunctive relief. In December 2022, the Superior Court of Fulton County, Georgia granted Georgia Power's motion to transfer the case to the Superior Court of Monroe County, Georgia. In May 2023, the Superior Court of Monroe County, Georgia denied Georgia Power's motion to dismiss the case for lack of subject matter jurisdiction. In July 2023, the Superior Court of Monroe County, Georgia denied the remaining motions to dismiss certain claims and plaintiffs that Georgia Power filed at the outset of the case. On March 11, 2024, Georgia Power filed a motion to dismiss certain claims. On March 14, 2024, Georgia Power filed motions for summary judgment. In May 2024, Georgia Power filed additional motions for summary judgment. In August 2024, the court denied certain motions for summary judgment, while granting other motions for summary judgment, eliminating some claims from the first one-plaintiff trial.
In October 2021, February 2022, and January 2023, a total of eight additional complaints were filed in the Superior Court of Monroe County, Georgia against Georgia Power alleging that releases from Plant Scherer have impacted groundwater and air, resulting in alleged personal injuries and property damage. The plaintiffs sought an unspecified amount of monetary damages including punitive damages. After Georgia Power removed these cases to the U.S. District Court for the Middle District of Georgia, the plaintiffs voluntarily dismissed their complaints without prejudice in November 2022 and January 2023. In May 2023, the plaintiffs in the cases originally filed in October 2021, February 2022, and January 2023 refiled their eight complaints in the Superior Court of Monroe County, Georgia. Also in May 2023, a new complaint was filed in the Superior Court of Monroe County, Georgia against Georgia Power alleging that the construction and operation of Plant Scherer have impacted groundwater and air, resulting in alleged personal injuries. The plaintiff sought an unspecified amount of monetary damages, including punitive damages. Also in May 2023, Georgia Power removed all of these cases to the U.S. District Court for the Middle District of Georgia. The plaintiffs requested the court remand the cases back to the Superior Court of Monroe County, Georgia.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

On November 18, 2024, the parties reached an agreement to resolve all pending lawsuits in the Superior Court of Fulton County, Georgia and the Superior Court of Monroe County, Georgia. On November 22, 2024, the Superior Court of Monroe County, Georgia entered an order granting Georgia Power's motions for summary judgment, finding there is no evidence that Georgia Power's operations negatively impacted drinking water wells or caused personal injury or property damage. On November 25, 2024, the plaintiffs voluntarily dismissed with prejudice all remaining claims in the litigation. The settlement amount did not have a material impact on Georgia Power's financial statements. These matters are now concluded.
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
Georgia Power has been designated or identified as a potentially responsible party at sites governed by the Georgia Hazardous Site Response Act and/or by the federal Comprehensive Environmental Response, Compensation, and Liability Act, and assessment and potential cleanup of such sites is expected. For 2024, 2023, and 2022, Georgia Power recovered approximately $5 million, $5 million, and $12 million, respectively, through the ECCR tariff for environmental remediation.
Southern Company Gas is subject to environmental remediation liabilities associated with former manufactured gas plant sites. Southern Company Gas' accrued environmental remediation liability at December 31, 2024 and 2023 was based on the estimated cost of environmental investigation and remediation associated with these sites.
At December 31, 2024 and 2023, the environmental remediation liability and the balance of under recovered environmental remediation costs were reflected in the balance sheets of Southern Company, Georgia Power, and Southern Company Gas as shown in the table below. Alabama Power and Mississippi Power did not have environmental remediation liabilities at December 31, 2024 or 2023.

	Southern Company	Georgia Power	Southern Company Gas
	(in millions)
December 31, 2024:
Environmental remediation liability:
Other current liabilities	$37	$13	$24
Accrued environmental remediation	198	—	198
Under recovered environmental remediation costs:
Other regulatory assets, current	$37	$5	$32
Other regulatory assets, deferred	212	11	201

December 31, 2023:
Environmental remediation liability:
Other current liabilities	$44	$14	$30
Accrued environmental remediation	192	—	192
Under recovered environmental remediation costs:
Other regulatory assets, current	$45	$5	$40
Other regulatory assets, deferred	210	15	195

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
Nuclear Fuel Disposal Costs
Acting through the DOE and pursuant to the Nuclear Waste Policy Act of 1982, the U.S. government entered into contracts with Alabama Power and Georgia Power that required the DOE to take title to and dispose of spent nuclear fuel generated at Plants Farley, Hatch, and Vogtle Units 1 and 2 beginning no later than January 31, 1998. The DOE has yet to commence performance of its contractual and statutory obligation to dispose of spent nuclear fuel. Consequently, Alabama Power and Georgia Power pursued and continue to pursue legal remedies against the U.S. government for its partial breach of contract.
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
On June 7, 2024, and August 15, 2024, the Court of Federal Claims entered final judgments on the remaining damages in the third and fourth round of lawsuits, respectively, awarding Alabama Power a total of approximately $100 million and Georgia Power a total of approximately $121 million (based on its ownership interests), which represent claims for the period from January 1, 2011 through December 31, 2019. This represents recovery on all claims that Alabama Power and Georgia Power have filed against the U.S. government to date.
On December 3, 2024, the Alabama PSC directed Alabama Power to return the award, which was reflected as a regulatory liability at December 31, 2024, to customers through bill credits during the months of January, February, and March 2025. During the third quarter 2024, Georgia Power credited the award to accounts where the original costs were charged, which reduced rate base, fuel, and cost of service for the benefit of customers, as previously authorized by the Georgia PSC. As a result of this regulatory treatment, there will be no material impact on Southern Company's, Alabama Power's, or Georgia Power's net income.
Damages will continue to accumulate until the issue is resolved, the U.S. government disposes of Alabama Power's and Georgia Power's spent nuclear fuel pursuant to its contractual obligations, or alternative storage is otherwise provided. However, Alabama Power and Georgia Power expect to credit any future recoveries for the benefit of customers in accordance with direction from their respective PSC; therefore, no material impact on Southern Company's, Alabama Power's, or Georgia Power's net income is expected.
On-site dry spent fuel storage facilities are operational at all three plants and can be expanded to accommodate spent fuel through the expected life of each plant.
Nuclear Insurance
Under the Price-Anderson Amendments Act (Act), Alabama Power and Georgia Power maintain agreements of indemnity with the NRC that, together with private insurance, cover third-party liability arising from any nuclear incident occurring at the companies' nuclear power plants. The Act provides funds up to $16.3 billion for public liability claims that could arise from a single nuclear incident. Each nuclear plant is insured against this liability to a maximum of $500 million by American Nuclear Insurers (ANI), with the remaining coverage provided by a mandatory program of deferred premiums that could be assessed, after a nuclear incident, against all owners of commercial nuclear reactors. A company could be assessed up to $166 million per incident for each licensed reactor it operates but not more than an aggregate of $25 million per incident to be paid in a calendar year for each reactor. Such maximum assessment, excluding any applicable state premium taxes, for Alabama Power and Georgia Power, based on its ownership and buyback interests in all licensed reactors, is $332 million and $473 million, respectively, per incident, but not more than an aggregate of $49 million and $71 million, respectively, to be paid for each incident in any one year. Both the maximum assessment per reactor and the maximum yearly assessment are adjusted for inflation at least every five years. The next scheduled adjustment is due no later than November 1, 2028. See Note 5 under "Joint Ownership Agreements" for additional information on joint ownership agreements.

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
Under each of the NEIL policies, members are subject to assessments each year if losses exceed the accumulated funds available to the insurer. The maximum annual assessments for Alabama Power and Georgia Power as of December 31, 2024 under the NEIL policies would be $60 million and $80 million, respectively.
Claims resulting from terrorist acts and cyber events are covered under both the ANI and NEIL policies (subject to normal policy limits). The maximum aggregate that NEIL will pay for all claims resulting from terrorist acts and cyber events in any 12-month period is $3.2 billion each, plus such additional amounts NEIL can recover through reinsurance, indemnity, or other sources.
For all on-site property damage insurance policies for commercial nuclear power plants, the NRC requires that the proceeds of such policies shall be dedicated first for the sole purpose of placing the reactor in a safe and stable condition after an accident. Any remaining proceeds are to be applied next toward the costs of decontamination and debris removal operations ordered by the NRC, and any further remaining proceeds are to be paid either to the applicable company or to its debt trustees as may be appropriate under the policies and applicable trust indentures. In the event of a loss, the amount of insurance available might not be adequate to cover property damage and other expenses incurred. Uninsured losses and other expenses, to the extent not recovered from customers, would be borne by Alabama Power or Georgia Power, as applicable, and could have a material effect on Southern Company's, Alabama Power's, and Georgia Power's financial condition, cash flows, and results of operations.
All retrospective assessments, whether generated for liability, property, or replacement power, may be subject to applicable state premium taxes.
Other Matters
Alabama Power
In April 2019, Bellsouth Telecommunications d/b/a AT&T Alabama (AT&T) filed a complaint against Alabama Power with the FCC alleging that the pole rental rate AT&T is required to pay pursuant to the parties' joint use agreement is unjust and unreasonable under federal law. The complaint sought a new rate and refunds of alleged overpayments since 2013. In August 2019, the FCC stayed the case in favor of arbitration, which AT&T did not pursue. On December 31, 2024, Alabama Power and AT&T reached a settlement that resolved several disputes between the parties, including the outstanding FCC complaint. The terms of the settlement are not expected to have a material impact on Alabama Power's or Southern Company's financial statements. The joint use agreement remains in effect.
Mississippi Power
In 2022, 2023, and 2024, Mississippi Power recorded charges to income associated with abandonment and related closure costs and ongoing period costs, net of salvage proceeds, for the mine and gasifier-related assets at the Kemper County energy facility. These charges, including related tax impacts, totaled $15 million pre-tax ($12 million after tax) in 2022, $17 million pre-tax ($12 million after tax) in 2023, and $12 million pre-tax ($9 million after tax) in 2024. The pre-tax charges are included in other operations and maintenance expenses on the statements of income.
Dismantlement of the abandoned gasifier-related assets and site restoration activities are expected to be completed by the end of 2025. Additional pre-tax period costs associated with dismantlement and site restoration activities, including related costs for compliance and safety, ARO accretion, and property taxes, net of salvage, are estimated to total approximately $15 million.
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
Georgia Power has commitments, in the form of capacity purchases, regarding a portion of a 5% interest in the original cost of Plant Vogtle Units 1 and 2 owned by MEAG Power that are in effect until the later of the retirement of the plant or the latest stated maturity date of MEAG Power's bonds issued to finance such ownership interest. The payments for capacity are required whether or not any capacity is available. Portions of the capacity payments made to MEAG Power for its Plant Vogtle Units 1 and 2 investment relate to costs in excess of Georgia Power's allowed investment for ratemaking purposes. The present value of these portions at the time of the disallowance was written off. Generally, the cost of such capacity is included in purchased power in Southern Company's statements of income and in purchased power, non-affiliates in Georgia Power's statements of income. Georgia Power's capacity payments related to this commitment totaled $4 million, $3 million, and $4 million in 2024, 2023, and 2022, respectively. At December 31, 2024, Georgia Power's estimated long-term obligations related to this commitment totaled $35 million, consisting of $3 million for 2025, $2 million annually for 2026 through 2029, and $24 million thereafter.
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
Alabama Power has guaranteed a $100 million principal amount long-term bank loan SEGCO entered into in 2018 and subsequently extended and amended. Georgia Power has agreed to reimburse Alabama Power for the portion of such obligation corresponding to Georgia Power's proportionate ownership of SEGCO's stock if Alabama Power is called upon to make such payment under its guarantee. At December 31, 2024, the capitalization of SEGCO consisted of $56 million of equity and $80 million of long-term debt that matures in November 2025, on which the annual interest requirement is derived from a variable rate index. SEGCO had no short-term debt outstanding at December 31, 2024. See Note 7 under "SEGCO" for additional information.
As discussed in Note 9, Alabama Power and Georgia Power have entered into certain residual value guarantees related to railcar leases, with Georgia Power's railcar leases terminating in June 2024.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

4. REVENUE FROM CONTRACTS WITH CUSTOMERS
The Registrants generate revenues from a variety of sources, some of which are not accounted for as revenue from contracts with customers, such as leases, derivatives, and certain cost recovery mechanisms. Included in the wholesale electric revenues of the traditional electric operating companies and Southern Power are revenues associated with affiliate transactions. These revenues are generated through long-term PPAs or short-term energy sales made in accordance with the IIC, as approved by the FERC. Amounts related to these affiliate revenues are eliminated in consolidation for Southern Company. See Note 1 under "Affiliate Transactions" and "Revenues" for additional information. See Notes 9 and 14 for additional information on revenue accounted for under lease and derivative accounting guidance, respectively.
The following table disaggregates revenue from contracts with customers for the periods presented:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
2024
Operating revenues
Retail electric revenues
Residential	$8,276	$3,133	$4,835	$308	$—	$—
Commercial	6,585	2,042	4,219	324	—	—
Industrial	3,892	1,742	1,808	342	—	—
Other	124	13	102	9	—	—
Total retail electric revenues	18,877	6,930	10,964	983	—	—
Natural gas distribution revenues
Residential	1,753	—	—	—	—	1,753
Commercial	417	—	—	—	—	417
Transportation	1,295	—	—	—	—	1,295
Industrial	34	—	—	—	—	34
Other	316	—	—	—	—	316
Total natural gas distribution revenues	3,815	—	—	—	—	3,815
Wholesale electric revenues
PPA energy revenues	1,059	206	94	4	778	—
PPA capacity revenues	641	108	136	63	400	—
Non-PPA revenues	226	139	5	375	230	—
Total wholesale electric revenues	1,926	453	235	442	1,408	—
Other natural gas revenues
Gas marketing services	507	—	—	—	—	507
Other	18	—	—	—	—	18
Total other natural gas revenues	525	—	—	—	—	525
Other revenues	1,621	240	721	52	37	—
Total revenue from contracts with customers	26,764	7,623	11,920	1,477	1,445	4,340
Other revenue sources(*)	(40)	(69)	(589)	(14)	569	116
Total operating revenues	$26,724	$7,554	$11,331	$1,463	$2,014	$4,456

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
2023
Operating revenues
Retail electric revenues
Residential	$7,309	$2,904	$4,105	$300	$—	$—
Commercial	5,860	1,928	3,624	308	—	—
Industrial	3,613	1,721	1,558	334	—	—
Other	112	12	91	9	—	—
Total retail electric revenues	16,894	6,565	9,378	951	—	—
Natural gas distribution revenues
Residential	1,981	—	—	—	—	1,981
Commercial	505	—	—	—	—	505
Transportation	1,184	—	—	—	—	1,184
Industrial	45	—	—	—	—	45
Other	324	—	—	—	—	324
Total natural gas distribution revenues	4,039	—	—	—	—	4,039
Wholesale electric revenues
PPA energy revenues	1,107	234	87	20	790	—
PPA capacity revenues	624	156	51	45	376	—
Non-PPA revenues	250	65	35	407	409	—
Total wholesale electric revenues	1,981	455	173	472	1,575	—
Other natural gas revenues
Gas marketing services	528	—	—	—	—	528
Other	31	—	—	—	—	31
Total other natural gas revenues	559	—	—	—	—	559
Other revenues	1,355	213	578	39	55	—
Total revenue from contracts with customers	24,828	7,233	10,129	1,462	1,630	4,598
Other revenue sources(*)	425	(183)	(11)	12	559	104
Total operating revenues	$25,253	$7,050	$10,118	$1,474	$2,189	$4,702

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
2022
Operating revenues
Retail electric revenues
Residential	$6,604	$2,638	$3,664	$302	$—	$—
Commercial	5,369	1,685	3,385	299	—	—
Industrial	3,764	1,507	1,921	336	—	—
Other	102	14	79	9	—	—
Total retail electric revenues	15,839	5,844	9,049	946	—	—
Natural gas distribution revenues
Residential	2,843	—	—	—	—	2,843
Commercial	763	—	—	—	—	763
Transportation	1,186	—	—	—	—	1,186
Industrial	84	—	—	—	—	84
Other	342	—	—	—	—	342
Total natural gas distribution revenues	5,218	—	—	—	—	5,218
Wholesale electric revenues
PPA energy revenues	2,274	489	130	16	1,673	—
PPA capacity revenues	596	194	47	4	356	—
Non-PPA revenues	250	200	30	690	740	—
Total wholesale electric revenues	3,120	883	207	710	2,769	—
Other natural gas revenues
Gas marketing services	636	—	—	—	—	636
Other	51	—	—	—	—	51
Total other natural gas revenues	687	—	—	—	—	687
Other revenues	1,077	194	446	47	36	—
Total revenue from contracts with customers	25,941	6,921	9,702	1,703	2,805	5,905
Other revenue sources(*)	3,338	896	1,882	(9)	564	57
Total operating revenues	$29,279	$7,817	$11,584	$1,694	$3,369	$5,962
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

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

Contract Balances
The following table reflects the closing balances of receivables, contract assets, and contract liabilities related to revenues from contracts with customers at December 31, 2024 and 2023:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Accounts Receivable
At December 31, 2024	$3,048	$783	$1,244	$113	$106	$660
At December 31, 2023	2,820	821	1,011	90	122	684
Contract Assets
At December 31, 2024	$323	$3	$184	$—	$—	$72
At December 31, 2023	271	2	121	—	—	56
Contract Liabilities
At December 31, 2024	$140	$11	$34	$—	$2	$3
At December 31, 2023	116	—	1	—	4	—
Contract assets for Georgia Power primarily relate to retail customer fixed bill programs, where the payment is contingent upon Georgia Power's continued performance and the customer's continued participation in the program over a one-year contract term, and unregulated service agreements, where payment is contingent on project completion. Contract liabilities for Georgia Power primarily relate to cash collections recognized in advance of revenue for unregulated service agreements. Southern Company Gas' contract assets relate to work performed on an energy efficiency enhancement and upgrade contract with the U.S. General Services Administration. Southern Company Gas receives cash advances from a third-party financial institution to fund work performed, of which approximately $68 million had been received at December 31, 2024. These advances have been accounted for as long-term debt on the balance sheets. See Note 1 under "Affiliate Transactions" for additional information regarding the construction contract. At December 31, 2024 and 2023, Southern Company's unregulated distributed generation business had contract assets of $67 million and $91 million, respectively, and contract liabilities of $95 million and $115 million, respectively, for outstanding performance obligations, all of which are expected to be satisfied within one year.
Revenues recognized in 2024 and 2023, which were included in contract liabilities at December 31, 2023 and 2022, respectively, were $98 million and $36 million respectively, for Southern Company and immaterial for the other Registrants. Contract liabilities are primarily classified as current on the balance sheets as the corresponding revenues are generally expected to be recognized within one year.
Remaining Performance Obligations
Southern Company's subsidiaries may enter into long-term contracts with customers in which revenues are recognized as performance obligations are satisfied over the contract term. For the traditional electric operating companies and Southern Power, these contracts primarily relate to PPAs whereby electricity and generation capacity are provided to a customer. The revenue recognized for the delivery of electricity is variable; however, certain PPAs include a fixed payment for fixed generation capacity over the term of the contract. For Southern Company Gas, these contracts primarily relate to the U.S. General Services Administration contract described above. Southern Company's unregulated distributed generation business also has partially

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

satisfied performance obligations related to certain fixed price contracts. Revenues from contracts with customers related to these performance obligations remaining at December 31, 2024 are expected to be recognized as follows:

	2025	2026	2027	2028	2029	Thereafter
	(in millions)
Southern Company	$937	$427	$371	$343	$309	$2,636
Alabama Power	11	—	—	—	—	—
Georgia Power	69	30	15	16	2	27
Mississippi Power(*)	63	66	69	73	—	—
Southern Power(*)	340	331	340	316	312	2,609
Southern Company Gas	2	—	—	—	—	—
(*)Includes performance obligations related to affiliate PPAs with Georgia Power. See Note 1 under "Affiliate Transactions" for additional information.
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
The Registrants' property, plant, and equipment in service consisted of the following at December 31, 2024 and 2023:

At December 31, 2024:	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Electric utilities:
Generation	$61,292	$16,801	$26,089	$2,946	$14,920	$—
Transmission	16,280	6,449	8,800	989	—	—
Distribution	28,678	10,373	16,887	1,418	—	—
General/other	6,547	2,878	3,260	344	41	—
Electric utilities' plant in service	112,797	36,501	55,036	5,697	14,961	—
Southern Company Gas:
Natural gas transportation and distribution	18,896	—	—	—	—	18,896
Storage facilities	1,748	—	—	—	—	1,748
Other	1,694	—	—	—	—	1,694
Southern Company Gas plant in service	22,338	—	—	—	—	22,338
Other plant in service	2,008	—	—	—	—	—
Total plant in service	$137,143	$36,501	$55,036	$5,697	$14,961	$22,338

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

At December 31, 2023:	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Electric utilities:
Generation	$57,325	$16,584	$22,587	$2,909	$14,649	$—
Transmission	15,561	6,152	8,402	966	—	—
Distribution	26,482	9,775	15,380	1,327	—	—
General/other	6,305	2,918	3,001	321	41	—
Electric utilities' plant in service	105,673	35,429	49,370	5,523	14,690	—
Southern Company Gas:
Natural gas transportation and distribution	17,798	—	—	—	—	17,798
Storage facilities	1,565	—	—	—	—	1,565
Other	1,477	—	—	—	—	1,477
Southern Company Gas plant in service	20,840	—	—	—	—	20,840
Other plant in service	1,915	—	—	—	—	—
Total plant in service	$128,428	$35,429	$49,370	$5,523	$14,690	$20,840
The cost of replacements of property, exclusive of minor items of property, is capitalized. The cost of maintenance, repairs, and replacement of minor items of property is charged to other operations and maintenance expenses as incurred or performed with the exception of nuclear refueling costs and certain maintenance costs including those described below.
In accordance with orders from their respective state PSCs, Alabama Power and Georgia Power defer nuclear refueling outage operations and maintenance expenses to a regulatory asset when the charges are incurred. Alabama Power amortizes the costs over a subsequent 18-month period with Plant Farley's fall outage cost amortization beginning in January of the following year and spring outage cost amortization beginning in July of the same year. Georgia Power amortizes its costs over each unit's operating cycle, or 18 months for Plant Vogtle Units 1 through 4 and 24 months for Plant Hatch Units 1 and 2. Georgia Power's amortization period begins the month the refueling outage starts.
The portion of Southern Company Gas' non-working gas used to maintain the structural integrity of natural gas storage facilities that is considered to be non-recoverable is depreciated, while the recoverable or retained portion is not depreciated.
See Note 9 for information on finance lease right-of-use (ROU) assets, net, which are included in property, plant, and equipment.
The Registrants have deferred certain implementation costs related to cloud hosting arrangements. At December 31, 2024 and 2023, deferred cloud implementation costs, net of amortization, which are generally included in other deferred charges and assets on the Registrants' balance sheets, were as follows:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Deferred cloud implementation costs, net:
At December 31, 2024	$321	$92	$111	$13	$12	$35
At December 31, 2023	325	85	99	13	15	43
Once a hosted software is placed into service, the related deferred costs are amortized on a straight-line basis over the remaining expected hosting arrangement term, including any renewal options that are reasonably certain of exercise. The amortization is reflected with the associated cloud hosting fees, which are generally reflected in other operations and maintenance expenses on

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

the Registrants' statements of income. Amortization of deferred cloud implementation costs recognized in 2024, 2023, and 2022 was immaterial for Mississippi Power, Southern Power, and Southern Company Gas and was as follows for the other Registrants:

	Southern Company	Alabama Power	Georgia Power
	(in millions)
2024	$56	$17	$22
2023	46	11	19
2022	29	8	12
See Note 2 under "Regulatory Assets and Liabilities" for information on deferrals of certain other operations and maintenance costs associated with software and cloud computing projects by the traditional electric operating companies and natural gas distribution utilities, as authorized by their respective state PSCs or applicable state regulatory agencies.
Depreciation and Amortization
The traditional electric operating companies' and Southern Company Gas' depreciation of the original cost of utility plant in service is provided primarily by using composite straight-line rates. The approximate rates for 2024, 2023, and 2022 were as follows:

	2024	2023	2022
Alabama Power	4.2%	4.1%	2.7%
Georgia Power	3.4%	3.8%	3.3%
Mississippi Power	3.3%	3.4%	3.4%
Southern Company Gas	2.9%	2.7%	2.7%
Depreciation studies are conducted periodically to update the composite rates. These studies are filed with the respective state PSC and/or other applicable state and federal regulatory agencies for the traditional electric operating companies and the natural gas distribution utilities. Effective January 1, 2023, Alabama Power's and Georgia Power's depreciation rates were revised. On October 25, 2024, Mississippi Power filed an updated depreciation study with the Mississippi PSC requesting an $11 million increase in total annual depreciation. On February 13, 2025, Mississippi Power entered into a stipulation with the MPUS to include certain modifications to the interim net salvage rates and increases to certain service lives. The stipulation requests an $8 million increase in total annual depreciation. The ultimate outcome of this matter cannot be determined at this time. See Note 2 for additional information.
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
At December 31, 2024 and 2023, accumulated depreciation for Southern Company and Southern Company Gas consisted of utility plant in service totaling $38.9 billion and $36.6 billion, respectively, for Southern Company and $5.6 billion and $5.3 billion, respectively, for Southern Company Gas, as well as other plant in service totaling $1.2 billion and $1.1 billion, respectively, for Southern Company and $252 million and $210 million, respectively, for Southern Company Gas. Other plant in service includes the non-utility assets of Southern Company Gas, as well as, for Southern Company, certain other non-utility subsidiaries. Depreciation of the original cost of other plant in service is provided primarily on a straight-line basis over estimated useful lives. Useful lives for Southern Company Gas's non-utility assets range from five to 10 years for transportation equipment, five to 40 years for storage facilities, and up to 78 years for other assets. Useful lives for the assets of Southern Company's other non-utility subsidiaries range up to 40 years.
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
Joint Ownership Agreements
At December 31, 2024, the Registrants' percentage ownership and investment (exclusive of nuclear fuel) in jointly-owned facilities in commercial operation were as follows:

Facility (Type)	Percent Ownership		Plant in Service	Accumulated Depreciation	CWIP
			(in millions)
Alabama Power
Plant Greene County (natural gas) Units 1 and 2	60.0%	(a)	$192	$140	$1
Plant Miller (coal) Units 1 and 2	91.8	(b)	2,180	829	7

Georgia Power
Plant Hatch (nuclear) Units 1 and 2	50.1%	(c)	$1,464	$604	$66
Plant Vogtle (nuclear) Units 1 and 2	45.7	(c)	3,621	2,342	162
Plant Vogtle (nuclear) Units 3 and 4	45.7	(c)	7,953	119	45
Plant Scherer (coal) Units 1 and 2	8.4	(c)	289	140	4
Plant Scherer (coal) Unit 3	75.0	(c)	1,316	720	22
Rocky Mountain (pumped storage)	25.4	(d)	182	160	6

Mississippi Power
Plant Greene County (natural gas) Units 1 and 2	40.0%	(a)	$125	$88	$2
Plant Daniel (coal) Units 1 and 2	50.0	(e)	791	286	3

Southern Company Gas
Dalton Pipeline (natural gas pipeline)	50.0%	(f)	$271	$32	$1
(a)Jointly owned by Alabama Power and Mississippi Power and operated and maintained by Alabama Power.
(b)Jointly owned with PowerSouth and operated and maintained by Alabama Power.
(c)Georgia Power owns undivided interests in Plants Hatch, Vogtle, and Scherer in varying amounts jointly with one or more of the following entities: OPC, MEAG Power, Dalton, FP&L, and Jacksonville Electric Authority. Georgia Power has been contracted to operate and maintain the plants as agent for the co-owners and is jointly and severally liable for third-party claims related to these plants.
(d)Jointly owned with OPC, which is the operator of the plant.
(e)Jointly owned with FP&L. In accordance with the operating agreement, Mississippi Power acts as FP&L's agent with respect to the operation and maintenance of these units. See Note 2 under "Mississippi Power – Plant Daniel" for information on Mississippi Power's agreement with FP&L to acquire FP&L's 50% ownership interest in Plant Daniel Units 1 and 2.
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

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

Assets Subject to Lien
Mississippi Power provides retail service to its largest retail customer, Chevron Products Company (Chevron), at its refinery in Pascagoula, Mississippi through at least 2038 in accordance with agreements approved by the Mississippi PSC. The agreements grant Chevron a security interest in the co-generation assets located at the refinery and owned by Mississippi Power, with a lease receivable balance of $139 million at December 31, 2024, that is exercisable upon the occurrence of (i) certain bankruptcy events or (ii) other events of default coupled with specific reductions in steam output at the facility and a downgrade of Mississippi Power's credit rating to below investment grade by two of the three rating agencies. See Note 9 under "Lessor" for additional information.
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
The ARO liabilities for the traditional electric operating companies primarily relate to facilities that are subject to the CCR Rule and the related state rules, principally surface impoundments. In addition, Alabama Power and Georgia Power have retirement obligations related to the decommissioning of nuclear facilities (Alabama Power's Plant Farley and Georgia Power's ownership interests in Plant Hatch and Plant Vogtle). See "Nuclear Decommissioning" herein for additional information. Other significant AROs include various landfill sites and asbestos removal for Alabama Power, Georgia Power, and Mississippi Power and gypsum cells and mine reclamation for Mississippi Power. The ARO liability for Southern Power primarily relates to its solar and wind facilities, which are located on long-term land leases requiring the restoration of land at the end of the lease.
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

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

Details of the AROs included in the balance sheets are as follows:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power(*)
	(in millions)
Balance at December 31, 2022	$10,840	$4,287	$6,034	$179	$144
Liabilities incurred	90	—	90	—	—
Liabilities settled	(617)	(270)	(304)	(18)	—
Accretion expense	403	156	230	5	6
Cash flow revisions	(399)	(15)	(385)	2	—
Balance at December 31, 2023	$10,317	$4,158	$5,665	$168	$150
Liabilities incurred	130	8	120	—	2
Liabilities settled	(566)	(254)	(270)	(17)	—
Accretion expense	400	153	232	5	7
Cash flow revisions	(347)	(7)	(332)	(8)	—
Balance at December 31, 2024	$9,934	$4,058	$5,415	$148	$159
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
Following initial criticality for Plant Vogtle Unit 3 and 4 on March 6, 2023 and February 14, 2024, respectively, Georgia Power recorded AROs of approximately $90 million and $118 million, respectively. See "Nuclear Decommissioning" herein and Note 2 under "Georgia Power – Nuclear Construction" for additional information.
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
In November 2024, Georgia Power recorded a net increase of approximately $60 million to its AROs related to the CCR Rule and the related state rule resulting from changes in estimates, including higher future inflation rates and the timing of closure activities.
The cost estimates for AROs related to the disposal of CCR are based on information at December 31, 2024 using various assumptions related to closure and post-closure costs, timing of future cash outlays, inflation and discount rates, and the potential methods for complying with the CCR Rule and the related state rules. The traditional electric operating companies have periodically updated, and expect to continue periodically updating, their related cost estimates and ARO liabilities for each CCR unit as additional information related to these assumptions becomes available. Some of these updates have been, and future updates may be, material. The cost estimates for Alabama Power are based on closure-in-place for all surface impoundments. The cost estimates for Georgia Power and Mississippi Power are based on a combination of closure-in-place for some surface impoundments and closure by removal for others. Additionally, the closure designs and plans in the States of Alabama and Georgia are subject to approval by environmental regulatory agencies. Absent continued recovery of ARO costs through regulated rates, results of operations, cash flows, and financial condition for Southern Company and the traditional electric operating companies could be materially impacted. The ultimate outcome of these matters cannot be determined at this time. See Note 3 under "General Litigation Matters – Alabama Power" for additional information.
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

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

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
Investment securities in the Funds at December 31, 2024 and 2023 were as follows:

	Southern Company	Alabama Power	Georgia Power
	(in millions)
At December 31, 2024:
Equity securities	$1,413	$848	$565
Debt securities	976	335	641
Other securities	232	202	30
Total investment securities in the Funds	$2,621	$1,385	$1,236

At December 31, 2023:
Equity securities	$1,288	$796	$492
Debt securities	895	277	618
Other securities	239	186	53
Total investment securities in the Funds	$2,422	$1,259	$1,163
These amounts exclude receivables related to investment income and pending investment sales and payables related to pending investment purchases.
The fair value increases (decreases) of the Funds, including unrealized gains (losses) and reinvested interest and dividends and excluding the Funds' expenses, for 2024, 2023, and 2022 are shown in the table below.

	Southern Company	Alabama Power	Georgia Power
	(in millions)
Fair value increases (decreases)
2024	$229	$143	$86
2023	281	157	124
2022	(360)	(171)	(189)

Unrealized gains (losses)
At December 31, 2024	$113	$64	$49
At December 31, 2023	241	119	122
At December 31, 2022	(391)	(204)	(187)
The investment securities held in the Funds continue to be managed with a long-term focus. Accordingly, all purchases and sales within the Funds are presented separately in the statements of cash flows as investing cash flows, consistent with the nature of the securities and purpose for which the securities were acquired.
For Alabama Power, approximately $12 million and $13 million at December 31, 2024 and 2023, respectively, previously recorded in internal reserves is being transferred into the Funds through 2040 as approved by the Alabama PSC.
The NRC's minimum external funding requirements are based on a generic estimate of the cost to decommission only the radioactive portions of a nuclear unit based on the size and type of reactor. Alabama Power and Georgia Power have filed plans

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

with the NRC designed to ensure that, over time, the deposits and earnings of the Funds will provide the minimum funding amounts prescribed by the NRC.
At December 31, 2024 and 2023, the accumulated provisions for the external decommissioning trust funds were as follows:

	2024	2023
	(in millions)
Alabama Power
Plant Farley	$1,385	$1,259

Georgia Power
Plant Hatch	$735	$705
Plant Vogtle Units 1 and 2	460	434
Plant Vogtle Units 3 and 4	41	24
Total	$1,236	$1,163
Site study cost is the estimate to decommission a specific facility as of the site study year. The decommissioning cost estimates are based on removal of the plant from service and prompt dismantlement. The actual decommissioning costs may vary from these estimates because of changes in the assumed date of decommissioning, changes in NRC requirements, or changes in the assumptions used in making these estimates. The estimated costs of decommissioning at December 31, 2024 based on the most current studies were as follows:

	Alabama Power	Georgia Power
	Plant Farley	Plant Hatch(*)	Plant Vogtle Units 1 and 2(*)	Plant Vogtle Unit 3 and 4(*)
Most current study year	2023	2024	2024	2024
Decommissioning periods:
Beginning year	2037	2034	2047	2062
Completion year	2087	2088	2092	2074
	(in millions)
Site study costs:
Radiated structures	$1,402	$795	$674	$599
Spent fuel management	513	306	255	88
Non-radiated structures	133	77	107	89
Total site study costs	$2,048	$1,178	$1,036	$776
(*)Based on Georgia Power's ownership interests.
For ratemaking purposes, Alabama Power's decommissioning costs are based on the site study and Georgia Power's decommissioning costs are based on the NRC generic estimate to decommission the radioactive portion of the facilities and the site study estimate for spent fuel management. Significant assumptions used to determine these costs for ratemaking were an estimated inflation rate of 4.5% for Plant Farley, 2.5% for Plants Hatch and Vogtle Units 1 and 2, and 2.3% for Plant Vogtle Units 3 and 4 and an estimated trust earnings rate of 7.0% for Plant Farley, 4.5% for Plants Hatch and Vogtle Units 1 and 2, and 4.3% for Plant Vogtle Units 3 and 4.
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
Under the 2019 ARP, Georgia Power's annual decommissioning cost for ratemaking in 2022 was a total of $4 million for Plant Hatch and Plant Vogtle Units 1 and 2. Effective January 1, 2023, as approved in the 2022 ARP, there is no annual decommissioning cost for ratemaking for Plant Hatch and Plant Vogtle Units 1 and 2. Any funding amount required by the NRC during the period covered by the 2022 ARP will be deferred to a regulatory asset and recovery is expected to be determined in Georgia Power's next base rate case. See Note 2 under "Georgia Power – Rate Plans – 2022 ARP" for additional information.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

Effective August 1, 2023, as approved under the Plant Vogtle Unit 3 and Common Facilities rate proceeding, Georgia Power's annual decommissioning cost for ratemaking is $8 million for Plant Vogtle Unit 3. Effective May 1, 2024, as approved under the Prudency Stipulation, Georgia Power's annual decommissioning cost for ratemaking is $8 million for Plant Vogtle Unit 4. See Note 2 under "Georgia Power – Nuclear Construction – Regulatory Matters" for additional information.
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
Southern Company
At December 31, 2024 and 2023, Southern Holdings had equity method investments totaling $128 million and $126 million, respectively, primarily related to investments in venture capital funds focused on energy and utility investments. Earnings/losses from these investments were immaterial for all periods presented.
SEGCO
Alabama Power and Georgia Power own equally all of the outstanding capital stock of SEGCO, which owns electric generating units at Plant Gaston with a total rated capacity of 1,020 MWs, as well as associated transmission facilities. Retirement of SEGCO's generating units is currently expected to occur by December 31, 2028. However, Alabama Power, in conjunction with Georgia Power, is evaluating extending the operation of Plant Gaston Units 1 through 4 beyond the indicated retirement date. See Note 2 under "Georgia Power – Integrated Resource Plans – 2025 IRP" for additional information. Alabama Power and Georgia Power account for SEGCO using the equity method; Southern Company consolidates SEGCO. The capacity of these units is sold equally to Alabama Power and Georgia Power. Alabama Power and Georgia Power make payments sufficient to provide for the operating expenses, taxes, interest expense, and an ROE. The share of purchased power included in purchased power, affiliates in the statements of income totaled $115 million in 2024, $112 million in 2023, and $124 million in 2022 for Alabama Power and $118 million in 2024, $115 million in 2023, and $127 million in 2022 for Georgia Power.
SEGCO paid dividends of $20 million in 2024, $25 million in 2023, and $14 million in 2022, one half of which were paid to each of Alabama Power and Georgia Power. In addition, Alabama Power and Georgia Power each recognize 50% of SEGCO's net income.
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
At December 31, 2024 and 2023, SP Solar had total assets of $5.4 billion and $5.6 billion, respectively, total liabilities of $372 million and $399 million, respectively, and noncontrolling interests of $1.0 billion. Cash distributions from SP Solar are allocated 67% to Southern Power and 33% to the limited partner in accordance with their partnership interest percentage. Under the terms of the limited partnership agreement, distributions without limited partner consent are limited to available cash and SP Solar is obligated to distribute all such available cash to its partners each quarter. Available cash includes all cash generated in the quarter subject to the maintenance of appropriate operating reserves.
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
At December 31, 2024 and 2023, SP Wind had total assets of $2.0 billion and $2.1 billion, respectively, total liabilities of $177 million and $187 million, respectively, and noncontrolling interests of $35 million and $38 million, respectively. Under the terms of the limited liability agreement, distributions without Class A member consent are limited to available cash and SP Wind is obligated to distribute all such available cash to its members each quarter. Available cash includes all cash generated in the quarter subject to the maintenance of appropriate operating reserves. Cash distributions from SP Wind are generally allocated 60% to Southern Power and 40% to the three financial investors in accordance with the limited liability agreement.
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
At December 31, 2024 and 2023, the other VIEs had total assets of $1.6 billion and $1.7 billion, respectively, total liabilities of $224 million and $230 million, respectively, and noncontrolling interests of $691 million and 761 million, respectively. Under the terms of the partnership agreements, distributions of all available cash are required each month or quarter and additional distributions require partner consent.
Equity Method Investments
During 2023 and 2022, Southern Power sold its remaining equity method investments in wind projects and received proceeds totaling $50 million and $38 million, respectively. Earnings (loss) from these investments, including the gains associated with the sales, were immaterial for 2023 and 2022.
Southern Company Gas
The carrying amounts of Southern Company Gas' equity method investments at December 31, 2024 and 2023 were as follows:

Investment Balance	December 31, 2024	December 31, 2023
	(in millions)
SNG	$1,245	$1,202
Other	34	33
Total	$1,279	$1,235
The earnings from Southern Company Gas' equity method investment related to SNG were $146 million in 2024, $139 million in 2023, and $146 million in 2022. The earnings from Southern Company Gas' other equity method investments were immaterial for all periods presented.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

8. FINANCING
Long-term Debt
Details of long-term debt at December 31, 2024 and 2023 are provided in the following table:

	At December 31, 2024		Balance Outstanding at December 31,
	Maturity	Weighted Average Interest Rate	2024	2023
			(in millions)
Southern Company
Senior notes(a)	2025-2074	4.33%	$44,862	$40,235
Junior subordinated notes	2027-2081	4.32%	7,389	8,333
FFB loans(b)	2025-2044	2.88%	4,703	4,788
Revenue bonds(c)	2025-2063	3.15%	3,379	3,400
First mortgage bonds(d)	2025-2064	3.79%	2,775	2,500
Medium-term notes	2026-2027	7.03%	84	84
Other long-term debt	2025-2045	4.96%	209	234
Finance lease obligations(e)			287	298
Unamortized fair value adjustment			275	302
Unamortized debt premium (discount), net			(58)	(198)
Unamortized debt issuance expenses			(419)	(290)
Total long-term debt			63,486	59,686
Less: Amount due within one year			4,718	2,476
Total long-term debt excluding amount due within one year			$58,768	$57,210
Alabama Power
Senior notes	2025-2073	3.94%	$9,875	$9,875
Revenue bonds(c)	2025-2063	3.11%	1,300	1,321
Other long-term debt	2026-2030	6.11%	61	75
Finance lease obligations(e)			4	5
Unamortized debt premium (discount), net			(19)	(20)
Unamortized debt issuance expenses			(67)	(73)
Total long-term debt			11,154	11,183
Less: Amount due within one year			655	223
Total long-term debt excluding amount due within one year			$10,499	$10,960
Georgia Power
Senior notes	2025-2074	4.49%	$11,292	$9,575
Junior subordinated notes	2077	5.00%	270	270
FFB loans(b)	2025-2044	2.88%	4,703	4,788
Revenue bonds(c)	2025-2062	3.18%	1,968	1,968
Finance lease obligations(e)			261	240
Unamortized debt premium (discount), net			(21)	(19)
Unamortized debt issuance expenses			(123)	(122)
Total long-term debt			18,350	16,700
Less: Amount due within one year			966	502
Total long-term debt excluding amount due within one year			$17,384	$16,198

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

	At December 31, 2024		Balance Outstanding at December 31,
	Maturity	Weighted Average Interest Rate	2024	2023
			(in millions)
Mississippi Power
Senior notes	2026-2054	4.33%	$1,575	$1,525
Revenue bonds(c)	2025-2052	3.16%	111	111
Finance lease obligations(e)			14	16
Unamortized debt premium (discount), net			2	1
Unamortized debt issuance expenses			(9)	(9)
Total long-term debt			1,693	1,644
Less: Amount due within one year			12	201
Total long-term debt excluding amount due within one year			$1,681	$1,443
Southern Power
Senior notes(a)	2025-2046	4.05%	$2,695	$2,728
Unamortized debt premium (discount), net			(4)	(4)
Unamortized debt issuance expenses			(11)	(13)
Total long-term debt			2,680	2,711
Less: Amount due within one year			500	—
Total long-term debt excluding amount due within one year			$2,180	$2,711
Southern Company Gas
Senior notes	2025-2051	4.41%	$5,375	$4,930
First mortgage bonds(d)	2025-2064	3.79%	2,775	2,500
Medium-term notes	2026-2027	7.03%	84	84
Other long-term debt	2025-2045	3.81%	68	59
Unamortized fair value adjustment			275	302
Unamortized debt premium (discount), net			(9)	(8)
Unamortized debt issuance expenses			(37)	(34)
Total long-term debt			8,531	7,833
Less: Amount due within one year			302	—
Total long-term debt excluding amount due within one year			$8,229	$7,833
(a)Includes a fair value gain (loss) of $(45) million and $(12) million at December 31, 2024 and 2023, respectively, related to Southern Power's foreign currency hedge on its euro-denominated senior notes.
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

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

Maturities of long-term debt for the next five years are as follows:

	Southern Company(a)	Alabama Power(b)	Georgia Power(c)	Mississippi Power	Southern Power(d)	Southern Company Gas
	(in millions)
2025	$4,727	$658	$967	$12	$500	$300
2026	3,792	47	451	66	964	530
2027	4,075	551	1,015	10	—	154
2028	2,827	107	868	357	—	150
2029	1,990	—	861	1	—	150
(a)See notes (b), (c), and (d) below.
(b)Alabama Power's 2025 maturities include $200 million aggregate principal amount of Series 2023A Floating Rate Senior Notes due May 15, 2073 that are repayable at the option of the holders at certain dates that began in 2024. As a result, the senior notes are classified as securities due within one year on the balance sheets of Southern Company and Alabama Power at December 31, 2024.
(c)Amounts include principal amortization related to the FFB borrowings; however, the final maturity date is February 20, 2044. See "DOE Loan Guarantee Borrowings" herein for additional information. Georgia Power's 2025 maturities include approximately $117 million aggregate principal amount of Series 2024C Floating Rate Senior Notes due November 15, 2074 that are repayable at the option of the holders at certain dates beginning in 2025. As a result, the senior notes are classified as securities due within one year on the balance sheets of Southern Company and Georgia Power at December 31, 2024.
(d)Southern Power's 2026 maturities include $564 million of euro-denominated debt at the U.S. dollar-denominated hedge settlement amount.
DOE Loan Guarantee Borrowings
Pursuant to the loan guarantee program established under Title XVII of the Energy Policy Act of 2005 (Title XVII Loan Guarantee Program), Georgia Power and the DOE entered into a loan guarantee agreement in 2014 and the Amended and Restated Loan Guarantee Agreement in 2019. Under the Amended and Restated Loan Guarantee Agreement, the DOE agreed to guarantee the obligations of Georgia Power under the FFB Credit Facilities. Under the FFB Credit Facilities, Georgia Power was authorized to make term loan borrowings through the FFB in an amount up to approximately $5.130 billion.
In 2021, Georgia Power made the final borrowings under the FFB Credit Facilities and no further borrowings are permitted. During 2024, Georgia Power made principal amortization payments of $86 million under the FFB Credit Facilities. At December 31, 2024 and 2023, Georgia Power had $4.7 billion and $4.8 billion of borrowings outstanding under the FFB Credit Facilities, respectively.
All borrowings under the FFB Credit Facilities are full recourse to Georgia Power, and Georgia Power is obligated to reimburse the DOE for any payments the DOE is required to make to the FFB under its guarantee. Georgia Power's reimbursement obligations to the DOE are secured by a first priority lien on (i) Georgia Power's undivided ownership interest in Plant Vogtle Units 3 and 4 (primarily the units, the related real property, and any nuclear fuel loaded in the reactor core) and (ii) Georgia Power's rights and obligations under the principal contracts relating to Plant Vogtle Units 3 and 4. There are no restrictions on Georgia Power's ability to grant liens on other property.
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
In the event certain mandatory prepayment events occur, Georgia Power will be required to prepay the outstanding principal amount of all borrowings under the FFB Credit Facilities over a period of five years (with level principal amortization). Among other things, these mandatory prepayment events include (i) loss of necessary governmental approvals for operation of Plant Vogtle Units 3 and 4; (ii) loss of regulation by the Georgia PSC; (iii) cost disallowances by the Georgia PSC that could have a material adverse effect on Georgia Power's ability to repay the outstanding borrowings under the FFB Credit Facilities; (iv) certain material casualty losses or a governmental taking of Plant Vogtle Units 3 and 4; or (v) loss of access to the intellectual property rights necessary to operate Plant Vogtle Units 3 and 4. Under certain circumstances, insurance proceeds and any proceeds from an event of taking must be applied to immediately prepay outstanding borrowings under the FFB Credit Facilities. Georgia Power also may voluntarily prepay outstanding borrowings under the FFB Credit Facilities. Under the FFB Credit Facilities, any prepayment (whether mandatory or optional) will be made with a make-whole premium or discount, as applicable.
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
As discussed under "Long-term Debt" herein, the Registrants had secured debt outstanding at December 31, 2024 and 2023. Each Registrant's senior notes, junior subordinated notes, revenue bond obligations, bank term loans, credit facility borrowings, and notes payable are effectively subordinated to all secured debt of each respective Registrant.
Equity Units
In May 2022, Southern Company remarketed $862.5 million aggregate principal amount of its Series 2019A Remarketable Junior Subordinated Notes due August 1, 2024 (2019A RSNs) and $862.5 million aggregate principal amount of its Series 2019B Remarketable Junior Subordinated Notes due August 1, 2027 (2019B RSNs), pursuant to the terms of its 2019 Series A Equity Units (Equity Units). In connection with the remarketing, the interest rates on the 2019A RSNs and the 2019B RSNs were reset to 4.475% and 5.113%, respectively, payable on a semi-annual basis. In August 2022, the proceeds were ultimately used to settle the purchase contracts entered into as part of the Equity Units and Southern Company issued approximately 25.2 million shares of common stock and received proceeds of $1.725 billion. In August 2024, Southern Company repaid at maturity the $862.5 million 2019A RSNs. At December 31, 2023, the 2019A RSNs were included on Southern Company's consolidated balance sheet in securities due within one year. At December 31, 2024 and 2023, the 2019B RSNs were included on Southern Company's consolidated balance sheets in long-term debt.
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
Interest on the Series 2024A Convertible Senior Notes and the Series 2023A Convertible Senior Notes is payable semiannually. The Series 2024A Convertible Senior Notes and the Series 2023A Convertible Senior Notes will mature on June 15, 2027 and December 15, 2025, respectively, unless earlier converted or repurchased, but are not redeemable at the option of Southern Company. Both the Series 2024A Convertible Senior Notes and the Series 2023A Convertible Senior Notes are direct, unsecured, and unsubordinated obligations of Southern Company, ranking equally with all of Southern Company's other unsecured and unsubordinated indebtedness from time to time outstanding, and are effectively subordinated to all secured indebtedness of Southern Company.
Under the following circumstances, holders may convert their Series 2024A Convertible Senior Notes and their Series 2023A Convertible Senior Notes at their option prior to the close of business on the business day preceding March 15, 2027 and September 15, 2025, respectively:
•during any calendar quarter (and only during such calendar quarter), if the last reported sale price of Southern Company's common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the applicable conversion price of the Series 2024A Convertible Senior Notes or the Series 2023A Convertible Senior Notes, as the case may be, on each applicable trading day as determined by Southern Company;
•during the five business day period after any 10 consecutive trading day period (Measurement Period) in which the applicable trading price per $1,000 principal amount of Series 2024A Convertible Senior Notes or Series 2023A Convertible Senior Notes, as the case may be, for each trading day of the Measurement Period was less than 98% of the product of the last reported sale price of the common stock and the applicable conversion rate on each such trading day; or
•upon the occurrence of certain corporate events specified in the respective supplemental indentures governing the Series 2024A Convertible Senior Notes and the Series 2023A Convertible Senior Notes.
On or after March 15, 2027, for the Series 2024A Convertible Senior Notes, and September 15, 2025, for the Series 2023A Convertible Senior Notes, a holder may convert all or any portion of its Series 2024A Convertible Senior Notes or its Series 2023A Convertible Senior Notes, as the case may be. at any time prior to the close of business on the second scheduled trading day immediately preceding the applicable maturity date regardless of the foregoing conditions.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

Southern Company will settle conversions of the Series 2024A Convertible Senior Notes and the Series 2023A Convertible Senior Notes by paying cash up to the aggregate principal amount of the Series 2024A Convertible Senior Notes and the Series 2023A Convertible Senior Notes to be converted and paying or delivering, as the case may be, cash, shares of common stock, or a combination of cash and shares of common stock, at Southern Company's election, in respect of the remainder, if any, of Southern Company's conversion obligation in excess of the aggregate principal amount of the Series 2024A Convertible Senior Notes and the Series 2023A Convertible Senior Notes being converted. The Series 2024A Convertible Senior Notes are initially convertible at a rate of 10.8166 shares of common stock per $1,000 principal amount converted, which is approximately equal to $92.45 per share of common stock. The Series 2023A Convertible Senior Notes are initially convertible at a rate of 11.8818 shares of common stock per $1,000 principal amount converted, which is approximately equal to $84.16 per share of common stock. These conversion rates will be subject to adjustment upon the occurrence of certain specified events but will not be adjusted for accrued and unpaid interest. In addition, upon the occurrence of a make-whole fundamental change (as defined in the respective supplemental indentures governing the Series 2024A Convertible Senior Notes and the Series 2023A Convertible Senior Notes), Southern Company will, in certain circumstances, increase the applicable conversion rate by a number of additional shares of common stock for conversions in connection with the make-whole fundamental change.
Upon the occurrence of a fundamental change (as defined in the respective supplemental indentures governing the Series 2024A Convertible Senior Notes and the Series 2023A Convertible Senior Notes), holders of the Series 2024A Convertible Senior Notes and the Series 2023A Convertible Senior Notes may require Southern Company to purchase all or a portion of their Series 2024A Convertible Senior Notes and their Series 2023A Convertible Senior Notes, in principal amounts equal to $1,000 or an integral multiple thereof, for cash at a price equal to 100% of the principal amount of the Series 2024A Convertible Senior Notes and the Series 2023A Convertible Senior Notes to be purchased plus any accrued and unpaid interest.
Equity Distribution Agreement
In May 2024, Southern Company established an at-the-market program by entering into an equity distribution agreement pursuant to which it may sell, from time to time, up to an aggregate of 50 million shares of its common stock, including through forward sale contracts. In November 2024, Southern Company entered into separate forward sale contracts with forward purchasers for the sale of:
•1,000,000 shares of common stock with an initial forward price of $86.5645 per share and
•1,000,000 shares of common stock with an initial forward price of $87.9658 per share.
In addition, in December 2024, Southern Company entered into a forward sale contract with a forward purchaser for the sale of 436,614 shares of its common stock, 143,920 of which had been sold by the forward seller as of December 31, 2024, with the remaining 292,694 shares sold subsequent to December 31, 2024, all with an initial forward price of $83.3293 per share.
Each initial forward price is subject to adjustment under certain specified circumstances as specified in the forward sale contracts. Southern Company may settle each of the forward transactions in shares, cash, or net shares on or before December 31, 2025. As of December 31, 2024, no shares had been settled under these forward confirmations.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

Bank Credit Arrangements
At December 31, 2024, committed credit arrangements with banks were as follows:

	Expires
Company	2025	2026	2027	2029	Total	Unused	Expires within One Year
	(in millions)
Southern Company parent(a)	$150	$—	$—	$1,850	$2,000	$1,998	$150
Alabama Power(b)	—	665	—	700	1,365	1,364	—
Georgia Power	300	—	—	1,750	2,050	2,026	300
Mississippi Power	—	—	275	—	275	275	—
Southern Power(a)(c)	—	—	—	600	600	600	—
Southern Company Gas(d)	100	—	—	1,500	1,600	1,598	100
SEGCO	30	—	—	—	30	30	30
Southern Company	$580	$665	$275	$6,400	$7,920	$7,891	$580
(a)Arrangement expiring in 2029 represents a $2.45 billion combined arrangement for Southern Company and Southern Power allowing for flexible sublimits.
(b)Includes $15 million expiring in 2026 at Alabama Property Company, a wholly-owned subsidiary of Alabama Power, of which $14 million was unused at December 31, 2024. Alabama Power is not party to this arrangement.
(c)Does not include Southern Power Company's $75 million and $100 million continuing letter of credit facilities for standby letters of credit, expiring in 2027 and 2026, respectively, of which $16 million and $11 million, respectively, was unused at December 31, 2024. Southern Power's subsidiaries are not parties to its bank credit arrangements or letter of credit facilities.
(d)Southern Company Gas, as the parent entity, guarantees the obligations of Southern Company Gas Capital, which is the borrower of $800 million of the credit arrangement expiring in 2029. Southern Company Gas' committed credit arrangement expiring in 2029 also includes $700 million for which Nicor Gas is the borrower and which is restricted for working capital needs of Nicor Gas. Pursuant to the multi-year credit arrangement expiring in 2029, the allocations between Southern Company Gas Capital and Nicor Gas may be adjusted. Nicor Gas is also the borrower under a $100 million credit arrangement expiring in 2025. See "Structural Considerations" herein for additional information.
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
These bank credit arrangements, as well as the term loan arrangements of the Registrants, Nicor Gas, and SEGCO, contain covenants that limit debt levels and contain cross-acceleration provisions to other indebtedness (including guarantee obligations) that are restricted only to the indebtedness of the individual company. The cross-acceleration provisions to other indebtedness would trigger an event of default if the applicable borrower defaulted on indebtedness, the payment of which was then accelerated. Southern Company's, Mississippi Power's, Southern Company Gas', and Nicor Gas' credit arrangements contain covenants that limit debt levels to 70% of total capitalization, as defined in the agreements, and the other subsidiaries' bank credit arrangements contain covenants that limit debt levels to 65% of total capitalization, as defined in the agreements. For purposes of these definitions, debt excludes junior subordinated notes and, in certain arrangements, other hybrid securities. Additionally, for Southern Company and Southern Power, for purposes of these definitions, debt excludes any project debt incurred by certain subsidiaries of Southern Power to the extent such debt is non-recourse to Southern Power and capitalization excludes the capital stock or other equity attributable to such subsidiaries. At December 31, 2024, the Registrants, Nicor Gas, and SEGCO were in compliance with all such covenants. None of the bank credit arrangements contain material adverse change clauses at the time of borrowings.
A portion of the unused credit with banks is allocated to provide liquidity support to certain revenue bonds of the traditional electric operating companies and the commercial paper programs of the Registrants, Nicor Gas, and SEGCO. At December 31, 2024, outstanding variable rate demand revenue bonds of the traditional electric operating companies with allocated liquidity support totaled approximately $1.7 billion (comprised of approximately $796 million at Alabama Power, $819 million at Georgia Power, and $69 million at Mississippi Power). In addition, at December 31, 2024, Alabama Power and Georgia Power had approximately $207 million and $157 million, respectively, of fixed rate revenue bonds outstanding that are required to be remarketed within the next 12 months. Alabama Power's $207 million of fixed rate revenue bonds are classified as securities due within one year on its balance sheets as they are not covered by long-term committed credit. All other variable rate demand

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

revenue bonds and fixed rate revenue bonds required to be remarketed within the next 12 months are classified as long-term debt on the balance sheets as a result of available long-term committed credit.
At both December 31, 2024 and 2023, Southern Power had $106 million of cash collateral posted related to PPA requirements, which is included in other deferred charges and assets on Southern Power's consolidated balance sheets.
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
Commercial paper and short-term bank term loans are included in notes payable in the balance sheets. Details of short-term borrowings for the applicable Registrants were as follows:

	Notes Payable at December 31, 2024		Notes Payable at December 31, 2023
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
	(in millions)		(in millions)
Southern Company
Commercial paper	$1,138	4.7%	$1,794	5.6%
Short-term bank debt	200	5.3	520	6.4
Total	$1,338	4.8%	$2,314	5.7%

Alabama Power
Commercial paper	$—	—%	$40	5.5%

Georgia Power
Commercial paper	$—	—%	$809	5.6%
Short-term bank debt	200	5.3	520	6.4
Total	$200	5.3%	$1,329	5.9%

Mississippi Power
Commercial paper	$14	4.6%	$—	—%

Southern Power
Commercial paper	$—	—%	$138	5.5%

Southern Company Gas
Commercial paper:
Southern Company Gas Capital	$283	4.7%	$23	5.5%
Nicor Gas	172	4.6	392	5.5
Total	$455	4.7%	$415	5.5%
See "Bank Credit Arrangements" herein for information on bank term loan covenants that limit debt levels and cross-acceleration or cross-default provisions.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

Outstanding Classes of Capital Stock
Southern Company
Common Stock
Stock Issued
During 2024, Southern Company issued approximately 5.8 million shares of common stock primarily through equity compensation plans.
Shares Reserved
At December 31, 2024, a total of 177 million shares were reserved for issuance pursuant to the Southern Investment Plan, employee savings plans, the Equity and Incentive Compensation Plan (which includes performance share units and restricted stock units as discussed in Note 12), an at-the-market program, and the Series 2024A Convertible Senior Notes and Series 2023A Convertible Senior Notes (as discussed under "Convertible Senior Notes" herein). Of the shares reserved, 25 million shares are available for awards under the Equity and Incentive Compensation Plan at December 31, 2024.
Diluted Earnings Per Share
For Southern Company, the only difference in computing basic and diluted earnings per share (EPS) is attributable to awards outstanding under stock-based compensation plans, the Series 2024A Convertible Senior Notes, the Series 2023A Convertible Senior Notes, and forward sale contracts pursuant to the equity distribution agreement. EPS dilution resulting from stock-based compensation plans and the forward sale contracts is determined using the treasury stock method, and EPS dilution resulting from the Series 2024A Convertible Senior Notes and the Series 2023A Convertible Senior Notes is determined using the net share settlement method. See Note 12 and "Convertible Senior Notes" and "Equity Distribution Agreement" herein for additional information. Shares used to compute diluted EPS were as follows:

	Average Common Stock Shares
	2024	2023	2022
	(in millions)
As reported shares	1,096	1,092	1,075
Effect of stock-based compensation	6	6	6
Diluted shares	1,102	1,098	1,081
For all periods presented, an immaterial number of stock-based compensation awards was excluded from the diluted EPS calculation because the awards were anti-dilutive.
For 2024, there was no dilution resulting from the Series 2024A Convertible Senior Notes and the forward sale contracts, and the dilution resulting from the Series 2023A Convertible Senior Notes was immaterial.
Preferred Stock of Subsidiaries
As discussed further under "Alabama Power" herein, during 2022, Alabama Power redeemed all of its preferred stock and Class A preferred stock.
Alabama Power
Alabama Power has preferred stock, Class A preferred stock, preference stock, and common stock authorized, but only common stock outstanding at December 31, 2024.

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
Dividend Restrictions
The income of Southern Company is derived primarily from equity in earnings of its subsidiaries. At December 31, 2024, consolidated retained earnings included $6.5 billion of undistributed retained earnings of the subsidiaries.
The traditional electric operating companies and Southern Power can only pay dividends to Southern Company out of retained earnings or paid-in-capital.
See Note 7 under "Southern Power" for information regarding the distribution requirements for certain Southern Power subsidiaries.
By regulation, Nicor Gas is restricted, up to its retained earnings balance, in the amount it can dividend or loan to affiliates and is not permitted to make money pool loans to affiliates. At December 31, 2024, the amount of Southern Company Gas' subsidiary retained earnings available for dividend payment totaled $1.6 billion.
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
Southern Company Gas Capital was established to provide for certain of Southern Company Gas' ongoing financing needs through a commercial paper program, the issuance of various debt, hybrid securities, and other financing arrangements. Southern Company Gas fully and unconditionally guarantees all debt issued by Southern Company Gas Capital. Nicor Gas is not permitted by regulation to make loans to affiliates or utilize Southern Company Gas Capital for its financing needs.
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

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

As lessee, the Registrants lease certain electric generating units (including renewable energy facilities), real estate/land, communication towers, railcars, and other equipment and vehicles. The major categories of lease obligations are as follows:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
At December 31, 2024
Electric generating units(*)	$672	$56	$1,509	$—	$—	$—
Real estate/land	834	3	45	2	540	20
Communication towers	118	2	4	—	—	21
Railcars	64	31	29	4	—	—
Other	52	2	2	16	—	—
Total	$1,740	$94	$1,589	$22	$540	$41

At December 31, 2023
Electric generating units(*)	$670	$58	$1,028	$—	$—	$—
Real estate/land	871	4	54	2	546	28
Communication towers	123	1	4	—	—	23
Railcars	64	32	27	5	—	—
Other	60	3	2	18	—	—
Total	$1,788	$98	$1,115	$25	$546	$51
(*)Amounts related to affiliate leases are eliminated in consolidation for Southern Company. See "Contracts that Contain a Lease" herein for additional information.
Real estate/land leases primarily consist of commercial real estate leases at Southern Company, Georgia Power, and Southern Company Gas and various land leases primarily associated with renewable energy facilities at Southern Power. The commercial real estate leases have remaining terms of up to 20 years while the land leases have remaining terms of up to 44 years, including renewal periods.
Communication towers are leased for the installation of equipment to provide cellular phone service to customers and to support the automated meter infrastructure programs at the traditional electric operating companies and Nicor Gas. Communication tower leases have remaining terms of up to 16 years.
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
Contracts that Contain a Lease
While not specifically structured as a lease, some of the PPAs at Alabama Power and Georgia Power are deemed to represent a lease of the underlying electric generating units when the terms of the PPA convey the right to control the use of the underlying assets. Amounts recorded for leases of electric generating units are generally based on the amount of scheduled capacity payments due over the remaining term of the PPA, which varies between three and 15 years. Georgia Power has several PPAs with Southern Power that Georgia Power accounts for as leases with a lease obligation of $893 million and $416 million at December 31, 2024 and 2023, respectively. The amount paid for energy under these affiliate PPAs reflects a price that would be paid in an arm's-length transaction as reviewed and approved by both the Georgia PSC and the FERC. Amounts related to the affiliate PPAs are eliminated in consolidation for Southern Company.
Short-term Leases
Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Registrants generally recognize lease expense for these leases on a straight-line basis over the lease term.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

Residual Value Guarantees
Residual value guarantees exist primarily in railcar leases at Alabama Power and Georgia Power, with Georgia Power's railcar leases terminating in June 2024. The amounts probable of being paid under those guarantees are included in the lease payments. All such amounts were immaterial at December 31, 2024 and 2023.
Lease and Nonlease Components
For all asset categories, with the exception of electric generating units, gas pipelines, and real estate leases, the Registrants combine lease payments and any nonlease components, such as asset maintenance, for purposes of calculating the lease obligation and the ROU asset.
Balance sheet amounts recorded for operating and finance leases are as follows:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
At December 31, 2024
Operating Leases
Operating lease ROU assets, net	$1,386	$84	$1,331	$8	$484	$38

Operating lease obligations - current	$200	$14	$169	$4	$29	$11
Operating lease obligations - non-current	1,253	76	1,159	4	511	30
Total operating lease obligations(*)	$1,453	$90	$1,328	$8	$540	$41

Finance Leases
Finance lease ROU assets, net	$254	$4	$227	$14	$—	$—

Finance lease obligations - current	$9	$1	$20	$1	$—	$—
Finance lease obligations - non-current	278	3	241	13	—	—
Total finance lease obligations	$287	$4	$261	$14	$—	$—

At December 31, 2023
Operating Leases
Operating lease ROU assets, net	$1,432	$87	$884	$9	$488	$47

Operating lease obligations - current	$183	$12	$135	$3	$29	$11
Operating lease obligations - non-current	1,307	81	740	6	517	40
Total operating lease obligations(*)	$1,490	$93	$875	$9	$546	$51

Finance Leases
Finance lease ROU assets, net	$272	$5	$203	$15	$—	$—

Finance lease obligations - current	$11	$2	$18	$1	$—	$—
Finance lease obligations - non-current	287	3	222	15	—	—
Total finance lease obligations	$298	$5	$240	$16	$—	$—
(*)Includes operating lease obligations related to PPAs at Southern Company, Alabama Power, and Georgia Power totaling $567 million, $55 million, and $1.3 billion, respectively, at December 31, 2024 and $566 million, $58 million, and $813 million, respectively, at December 31, 2023.
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

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

Lease costs for 2024, 2023, and 2022, which includes both amounts recognized as operations and maintenance expense and amounts capitalized as part of the cost of another asset, are as follows:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
2024
Lease cost
Operating lease cost(*)	$248	$19	$190	$4	$27	$12
Finance lease cost:
Amortization of ROU assets	20	2	23	1	—	—
Interest on lease obligations	15	—	15	1	—	—
Total finance lease cost	35	2	38	2	—	—
Short-term lease costs	37	15	15	—	—	—
Variable lease cost	48	(1)	77	—	4	—
Total lease cost	$368	$35	$320	$6	$31	$12

2023
Lease cost
Operating lease cost(*)	$252	$16	$192	$5	$34	$12
Finance lease cost:
Amortization of ROU assets	24	2	19	1	—	—
Interest on lease obligations	14	—	17	—	—	—
Total finance lease cost	38	2	36	1	—	—
Short-term lease costs	40	16	16	—	—	—
Variable lease cost	47	—	74	—	4	—
Total lease cost	$377	$34	$318	$6	$38	$12

2022
Lease cost
Operating lease cost(*)	$297	$59	$198	$5	$32	$15
Finance lease cost:
Amortization of ROU assets	23	1	15	1	—	—
Interest on lease obligations	13	—	17	1	—	—
Total finance lease cost	36	1	32	2	—	—
Short-term lease costs	64	44	13	—	—	—
Variable lease cost	125	13	105	—	5	—
Sublease income	(1)	—	—	—	—	—
Total lease cost	$521	$117	$348	$7	$37	$15
(*)Includes operating lease costs related to PPAs at Southern Company, Alabama Power, and Georgia Power totaling $108 million, $5 million, and $168 million, respectively, in 2024, $112 million, $4 million, and $174 million, respectively, in 2023, and $162 million, $48 million, and $180 million, respectively, in 2022.
Georgia Power has variable lease payments that are based on the amount of energy produced by certain renewable generating facilities subject to PPAs, including $45 million, $42 million, and $45 million in 2024, 2023, and 2022, respectively, from finance leases which are included in purchased power on Georgia Power's statements of income, of which $22 million, $21 million, and $21 million was included in purchased power, affiliates in 2024, 2023, and 2022, respectively.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

Other information with respect to cash and noncash activities related to leases, as well as weighted-average lease terms and discount rates, is as follows:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
2024
Other information
Cash paid for amounts included in the measurements of lease obligations:
Operating cash flows from operating leases	$243	$19	$186	$4	$33	$12
Operating cash flows from finance leases	15	—	21	—	—	—
Financing cash flows from finance leases	11	2	23	1	—	—
ROU assets obtained under operating leases	146	11	609	—	10	1
Reassessment of ROU assets under operating leases	(7)	—	—	—	(7)	—
ROU assets obtained under finance leases	1	—	44	—	—	—

2023
Other information
Cash paid for amounts included in the measurements of lease obligations:
Operating cash flows from operating leases	$253	$17	$199	$5	$33	$12
Operating cash flows from finance leases	15	—	22	—	—	—
Financing cash flows from finance leases	18	2	16	1	—	—
ROU assets obtained under operating leases	100	30	26	1	7	7
ROU assets obtained under finance leases	3	3	18	—	—	—

2022
Other information
Cash paid for amounts included in the measurements of lease obligations:
Operating cash flows from operating leases	$303	$58	$206	$5	$30	$14
Operating cash flows from finance leases	11	—	20	1	—	—
Financing cash flows from finance leases	16	1	10	1	—	—
ROU assets obtained under operating leases	56	10	17	9	—	3
Reassessment of ROU assets under operating leases	16	—	—	—	16	—
ROU assets obtained under finance leases	118	2	116	—	—	—

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
At December 31, 2024
Weighted-average remaining lease term in years:
Operating leases	16.4	10.2	7.9	4.3	32.3	6.8
Finance leases	16.0	2.7	10.1	10.9	N/A	N/A
Weighted-average discount rate:
Operating leases	4.73%	5.04%	4.73%	3.83%	4.88%	3.84%
Finance leases	4.86%	4.05%	5.8%	2.74%	N/A	N/A

At December 31, 2023
Weighted-average remaining lease term in years:
Operating leases	17.2	11.1	7.5	4.6	33.1	7.0
Finance leases	16.7	4.3	10.6	11.9	N/A	N/A
Weighted-average discount rate:
Operating leases	4.68%	5.02%	4.58%	3.67%	4.89%	3.80%
Finance leases	4.85%	3.93%	5.95%	2.74%	N/A	N/A
Maturities of lease liabilities are as follows:

	At December 31, 2024
	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Maturity Analysis
Operating leases:
2025	$239	$18	$228	$4	$31	$12
2026	212	15	224	3	29	9
2027	190	12	223	1	29	4
2028	170	9	217	—	29	3
2029	138	7	196	—	30	4
Thereafter	1,255	56	511	1	978	15
Total	2,204	117	1,599	9	1,126	47
Less: Present value discount	751	27	271	1	586	6
Operating lease obligations	$1,453	$90	$1,328	$8	$540	$41
Finance leases:
2025	$28	$2	$39	$2	$—	$—
2026	27	1	41	2	—	—
2027	26	1	41	1	—	—
2028	25	—	42	1	—	—
2029	25	—	42	1	—	—
Thereafter	290	—	139	9	—	—
Total	421	4	344	16	—	—
Less: Present value discount	134	—	83	2	—	—
Finance lease obligations	$287	$4	$261	$14	$—	$—

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

Payments made under PPAs at Georgia Power for energy generated from certain renewable energy facilities accounted for as operating and finance leases are considered variable lease costs and are therefore not reflected in the above maturity analysis.
At December 31, 2024, Georgia Power has two affiliate PPAs with Southern Power that have not yet commenced and will be accounted for as leases. The PPAs each have a term of 10 years and are expected to commence in 2025 and 2028. The estimated total obligations associated with these PPAs is $83 million. Southern Company Gas has executed an 11.5-year building lease agreement that will commence during the first half of 2025. The lease has a total obligation of approximately $105 million.
Lessor
The Registrants are each considered lessors in various arrangements that have been determined to contain a lease due to the customer's ability to control the use of the underlying asset owned by the applicable Registrant. For the traditional electric operating companies, these arrangements consist of outdoor lighting contracts accounted for as operating leases with initial terms of up to 10 years, after which the contracts renew on a month-to-month basis at the customer's option. For Georgia Power, these arrangements also include PPAs related to electric generating units accounted for as operating leases with remaining terms of up to 15 years. For Mississippi Power, these arrangements also include a tolling arrangement related to an electric generating unit accounted for as a sales-type lease with a remaining term of 14 years. For Southern Power, these arrangements consist of PPAs related to electric generating units accounted for as operating leases with remaining terms of up to 22 years and PPAs related to battery energy storage facilities accounted for as sales-type leases with remaining terms of up to 17 years. Southern Company Gas is the lessor in operating leases related to gas pipelines with remaining terms of up to 18 years. For Southern Company, these arrangements also include PPAs related to fuel cells accounted for as operating leases with remaining terms of up to 9 years.
Lease income for 2024, 2023, and 2022, is as follows:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
2024
Lease income - interest income on sales-type leases	$24	$—	$—	$15	$9	$—
Lease income - operating leases	136	9	28	3	88	36
Variable lease income	417	1	—	—	450	—
Total lease income	$577	$10	$28	$18	$547	$36

2023
Lease income - interest income on sales-type leases	$24	$—	$—	$14	$10	$—
Lease income - operating leases	164	35	29	2	85	37
Variable lease income	406	1	—	—	437	—
Total lease income	$594	$36	$29	$16	$532	$37

2022
Lease income - interest income on sales-type leases	$25	$—	$—	$15	$10	$—
Lease income - operating leases	208	77	32	2	85	36
Variable lease income	417	1	—	—	448	—
Total lease income	$650	$78	$32	$17	$543	$36
Lease payments received under tolling arrangements and PPAs consist of either scheduled payments or variable payments based on the amount of energy produced by the underlying electric generating units. Lease income related to PPAs is included in wholesale revenues for Alabama Power, Georgia Power, and Southern Power. Scheduled payments to be received under outdoor lighting contracts' initial terms, tolling arrangements, and PPAs accounted for as leases are presented in the following maturity analyses.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

The undiscounted cash flows expected to be received for in-service leased assets under the leases are as follows:

	At December 31, 2024
	Southern Company	Mississippi Power	Southern Power
	(in millions)
2025	$52	$24	$15
2026	38	23	15
2027	37	22	15
2028	36	21	15
2029	35	20	15
Thereafter	302	132	170
Total undiscounted cash flows	$500	$242	$245
Net investment in sales-type lease(*)	297	139	158
Difference between undiscounted cash flows and discounted cash flows	$203	$103	$87
(*)For Mississippi Power, included in other current assets ($10 million and $10 million at December 31, 2024 and 2023, respectively) and other property and investments ($129 million and $138 million at December 31, 2024 and 2023, respectively) on the balance sheets. For Southern Power, included in other current assets ($15 million and $15 million at December 31, 2024 and 2023, respectively) and net investment in sales-type leases ($143 million and $148 million at December 31, 2024 and 2023, respectively) on the balance sheets.
The undiscounted cash flows to be received under operating leases and contracts accounted for as operating leases are as follows:

	At December 31, 2024
	Southern Company	Alabama Power	Southern Power	Southern Company Gas
	(in millions)
2025	$117	$6	$142	$35
2026	111	5	148	29
2027	109	4	150	28
2028	109	4	161	28
2029	112	3	164	28
Thereafter	621	31	506	326
Total	$1,179	$53	$1,271	$474
Southern Power receives payments for renewable energy under PPAs accounted for as operating leases that are considered contingent rents and are therefore not reflected in the table above. Alabama Power and Southern Power allocate revenue to the nonlease components of PPAs based on the stand-alone selling price of capacity and energy. The undiscounted cash flows to be received under contracts accounted for as operating leases at Georgia Power and Mississippi Power are immaterial.
Southern Company Leveraged Lease
At December 31, 2024, a subsidiary of Southern Holdings had one leveraged lease agreement, which relates to energy generation, with an expected remaining term of seven years. Southern Company receives federal income tax deductions for depreciation and amortization, as well as interest on long-term debt, related to this investment. Southern Company wrote off the related investment balance in 2020 following an evaluation of the recoverability of the lease receivable and the expected residual value of the generation assets at the end of the lease.
In June 2022, the Southern Holdings subsidiary operating the generating plant for the lessee provided notice to the lessee to terminate the related operating and maintenance agreement effective June 30, 2023. Subsequently, the lessee failed to make the semi-annual lease payment due in December 2022. As a result, the Southern Holdings subsidiary was unable to make its corresponding payment to the holders of the underlying non-recourse debt related to the generation assets. The parties to the lease entered into forbearance agreements which suspended the related contractual rights of the parties while they continued restructuring negotiations, during which the termination date for the operating and maintenance agreement was delayed until July 31, 2023. The negotiations were completed in July 2023, resulting in the Southern Holdings subsidiary agreeing to continue operating the plant for the lessee until the lessee's associated power off-take agreement ends in 2032, subject to certain terms and

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

conditions. The restructuring had no material impact on Southern Company's financial statements. Southern Company will continue to monitor the operational performance of the underlying assets and evaluate the ability of the lessee to continue to meet its obligations, including those associated with a future closure or retirement of the generation assets and associated properties, including the dry ash landfill.
10. INCOME TAXES
Southern Company files a consolidated federal income tax return and the Registrants file various state income tax returns, some of which are combined or unitary. Under a joint consolidated income tax allocation agreement, each Southern Company subsidiary's current and deferred tax expense is computed on a stand-alone basis, and each subsidiary is allocated an amount of tax similar to that which would be paid if it filed a separate income tax return except for certain credit utilization and state apportionment results. In accordance with IRS regulations, each company is jointly and severally liable for the federal tax liability.
Current and Deferred Income Taxes
Details of income tax provisions are as follows:

	2024
	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Federal —
Current	$221	$357	$200	$32	$(112)	$84
Deferred	387	(111)	211	2	106	86
Total federal	608	246	411	34	(6)	170
State —
Current	152	103	52	(1)	6	42
Deferred	209	11	140	14	(13)	46
Total state	361	114	192	13	(7)	88
Total	$969	$360	$603	$47	$(13)	$258

	2023
	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Federal —
Current	$54	$242	$205	$49	$(320)	$62
Deferred	299	(257)	195	(26)	334	68
Total federal	353	(15)	400	23	14	130
State —
Current	41	82	37	1	(1)	24
Deferred	102	14	11	12	(1)	57
Total state	143	96	48	13	(2)	81
Total	$496	$81	$448	$36	$12	$211

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

	2022
	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Federal —
Current	$10	$54	$38	$42	$(43)	$122
Deferred	455	259	152	(16)	56	(3)
Total federal	465	313	190	26	13	119
State —
Current	27	14	(21)	—	2	42
Deferred	303	96	201	11	5	19
Total state	330	110	180	11	7	61
Total	$795	$423	$370	$37	$20	$180
Southern Company's and Southern Power's ITCs and PTCs generated in the current tax year and carried forward from prior tax years that cannot be utilized or transferred in the current tax year are reclassified from current to deferred taxes in federal income tax expense in the tables above. Southern Power's ITCs and PTCs reclassified in this manner were immaterial in 2024 and 2023 and $17 million in 2022. Southern Power received $71 million, $332 million, and $49 million of cash related to federal ITCs under renewable energy initiatives in 2024, 2023, and 2022, respectively. See "Deferred Tax Assets and Liabilities" herein for additional information.
In accordance with regulatory requirements, deferred federal ITCs for the traditional electric operating companies are amortized over the average life of the related property, with such amortization normally applied as a credit to reduce depreciation and amortization in the statements of income. Southern Power's and the natural gas distribution utilities' deferred federal ITCs, as well as certain state ITCs for Nicor Gas, are amortized to income tax expense over the life of the respective asset. ITCs amortized in 2024, 2023, and 2022 were immaterial for the traditional electric operating companies and Southern Company Gas and were as follows for Southern Company and Southern Power:

	Southern Company	Southern Power
	(in millions)
2024	$109	$58
2023	84	58
2022	83	58
When Southern Power recognizes tax credits, the tax basis of the asset is reduced by 50% of the ITCs received, which, together with the deferred credit, results in a net deferred tax asset. Southern Power has elected to recognize the tax benefit of this basis difference as a reduction to income tax expense in the year in which the plant reaches commercial operation.
State ITCs and other state credits, which are recognized in the period in which the credits are generated, reduced Georgia Power's income tax expense by $44 million in 2024, $49 million in 2023, and $53 million in 2022.
Southern Power's federal and state PTCs, which are recognized in the period in which the credits are generated, reduced Southern Power's income tax expense by $32 million in 2024, $26 million in 2023, and $27 million in 2022.
In 2024, Alabama Power, Georgia Power, and Southern Power entered into transferability agreements with non-affiliated parties to sell ITCs and PTCs at a discount to the generated credit value in 2024, 2025, and 2026. Georgia Power and Southern Power received cash of $11 million and $24 million, respectively, from credits transferred during the year. The discount will be recorded as a reduction in tax credits recognized in the financial statements. The Southern Company system continues to explore the ability to efficiently monetize its tax credits through third-party transferability agreements.
Pursuant to the Vogtle Joint Ownership Agreements, Georgia Power paid $131 million in 2024 and $39 million in 2023 to the other Vogtle Owners for advanced nuclear PTCs for Plant Vogtle Unit 3 and 4, which were utilized and not reflected as a reduction to current income tax expense. The gains recognized in both periods were recorded in income tax benefit and were immaterial.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

Effective Tax Rate
Southern Company's effective tax rate is typically lower than the statutory rate due to employee stock plans' dividend deduction, non-taxable AFUDC equity at the traditional electric operating companies, flowback of excess deferred income taxes at the regulated utilities, and federal income tax benefits from ITCs and PTCs primarily at Southern Power, Georgia Power, and Alabama Power.
A reconciliation of the federal statutory income tax rate to the effective income tax (benefit) rate is as follows:

	2024
	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
Federal statutory rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
State income tax, net of federal deduction	3.6	5.0	1.7	4.4	(2.3)	7.0
Changes in valuation allowance, net of federal benefit	1.9	—	3.1	—	—	—
Employee stock plans' dividend deduction	(0.4)	—	—	—	—	—
Non-deductible book depreciation	0.6	0.6	0.7	0.3	—	—
Flowback of excess deferred income taxes	(3.9)	(5.3)	(2.2)	(6.5)	—	(2.2)
AFUDC-Equity	(0.8)	(0.7)	(1.0)	—	—	—
Federal PTCs	(2.8)	(0.1)	(3.7)	—	(17.2)	—
ITC amortization	(1.2)	(0.1)	(0.2)	—	(26.4)	—
Noncontrolling interests	0.6	—	—	—	17.1	—
Other	(0.1)	—	(0.2)	—	0.2	—
Effective income tax (benefit) rate	18.5%	20.4%	19.2%	19.2%	(7.6)%	25.8%

	2023
	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
Federal statutory rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
State income tax, net of federal deduction	2.9	5.2	2.1	4.9	(0.7)	7.8
Changes in valuation allowance, net of federal benefit	(0.3)	—	(0.6)	—	—	—
Employee stock plans' dividend deduction	(0.5)	—	—	—	—	—
Non-deductible book depreciation	0.7	0.7	0.8	0.4	—	—
Flowback of excess deferred income taxes	(9.2)	(19.8)	(2.6)	(10.2)	—	(2.6)
AFUDC-Equity	(1.1)	(1.2)	(1.2)	—	—	—
Federal PTCs	(1.2)	—	(1.4)	—	(7.4)	—
ITC amortization	(1.3)	(0.1)	(0.1)	—	(19.0)	—
Noncontrolling interests	0.6	—	—	—	11.1	—
Other	(0.2)	(0.2)	(0.3)	0.1	0.1	(0.6)
Effective income tax rate	11.4%	5.6%	17.7%	16.2%	5.1%	25.6%

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

	2022
	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
Federal statutory rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
State income tax, net of federal deduction	7.8	4.8	3.3	4.4	1.9	6.4
Changes in valuation allowance, net of federal benefit	(1.6)	—	3.2	—	—	—
Employee stock plans' dividend deduction	(0.5)	—	—	—	—	—
Non-deductible book depreciation	0.6	0.5	0.6	0.3	—	—
Flowback of excess deferred income taxes	(6.6)	(1.9)	(9.6)	(7.8)	—	(2.5)
AFUDC-Equity	(1.1)	(0.8)	(1.5)	—	—	—
Federal PTCs	—	—	—	—	(6.6)	—
ITC amortization	(1.3)	(0.1)	(0.1)	—	(17.2)	(0.1)
Noncontrolling interests	0.5	—	—	—	8.4	—
Other	—	0.3	—	0.3	(0.1)	(0.9)
Effective income tax rate	18.8%	23.8%	16.9%	18.2%	7.4%	23.9%

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

Deferred Tax Assets and Liabilities
The tax effects of temporary differences between the carrying amounts of assets and liabilities in the financial statements of the Registrants and their respective tax bases, which give rise to deferred tax assets and liabilities, are as follows:

	December 31, 2024
	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Deferred tax liabilities —
Accelerated depreciation	$9,828	$2,583	$3,810	$344	$1,309	$1,575
Property basis differences	3,025	1,497	918	192	—	412
Employee benefit obligations	1,067	362	470	54	13	60
AROs	727	458	221	—	—	—
Under recovered fuel and natural gas costs	318	13	305	—	—	—
Regulatory assets –
AROs	1,886	658	1,193	35	—	—
Employee benefit obligations	746	191	237	35	—	35
Remaining book value of retired assets	360	168	187	5	—	—
Storm damage reserves	216	—	216	—	—	—
Premium on reacquired debt	57	8	48	1	—	—
Other	678	171	187	61	1	201
Total deferred income tax liabilities	18,908	6,109	7,792	727	1,323	2,283
Deferred tax assets —
AROs	2,613	1,116	1,414	35	—	—
CAMT carryforwards	40	—	18	—	—	104
ITC and PTC carryforwards	1,380	48	719	—	384	—
Employee benefit obligations	897	196	279	49	16	87
Estimated loss on plants under construction	773	—	773	—	—	—
Estimated loss on regulatory disallowance	20	—	—	—	—	20
Other state deferred tax attributes	366	—	26	224	49	16
Federal effect of net state deferred tax liabilities	402	197	100	—	23	107
Other property basis differences	176	—	75	—	85	—
State effect of federal deferred taxes	126	126	—	—	—	—
Other partnership basis differences	60	—	—	—	60	—
Regulatory liability associated with the Tax Reform Legislation (not subject to normalization)	18	18	—	—	—	—
Long-term debt fair value adjustment	73	—	—	—	—	73
Other comprehensive losses	48	3	—	—	1	—
Other	601	227	160	50	20	86
Total deferred income tax assets	7,593	1,931	3,564	358	638	493
Valuation allowance	(333)	—	(157)	(41)	(27)	(6)
Net deferred income tax assets	7,260	1,931	3,407	317	611	487
Net deferred income taxes (assets)/liabilities	$11,648	$4,178	$4,385	$410	$712	$1,796

Recognized in the balance sheets:
Accumulated deferred income taxes – assets	$(82)	$—	$—	$(82)	$—	$—
Accumulated deferred income taxes – liabilities	$11,730	$4,178	$4,385	$492	$712	$1,796

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

	December 31, 2023
	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Deferred tax liabilities —
Accelerated depreciation	$9,683	$2,566	$3,628	$339	$1,346	$1,576
Property basis differences	2,647	1,444	812	188	—	189
Employee benefit obligations	979	321	446	49	12	74
AROs	833	476	314	—	—	—
Under recovered fuel and natural gas costs	601	80	508	13	—	—
Regulatory assets –
AROs	1,902	667	1,196	39	—	—
Employee benefit obligations	797	213	260	37	—	11
Remaining book value of retired assets	369	143	221	5	—	—
Premium on reacquired debt	63	9	53	1	—	—
Other	700	182	223	43	2	191
Total deferred income tax liabilities	18,574	6,101	7,661	714	1,360	2,041
Deferred tax assets —
AROs	2,735	1,143	1,510	39	—	—
ITC and PTC carryforwards	1,387	12	691	—	481	—
Employee benefit obligations	985	224	316	52	10	89
Estimated loss on plants under construction	857	—	857	—	—	—
Estimated loss on regulatory disallowance	26	—	—	—	—	26
Other state deferred tax attributes	363	—	13	231	49	8
Federal effect of net state deferred tax liabilities	418	215	92	—	27	101
Other property basis differences	197	—	83	—	97	—
State effect of federal deferred taxes	115	115	—	—	—	—
Other partnership basis differences	85	—	—	—	85	—
Regulatory liability associated with the Tax Reform Legislation (not subject to normalization)	34	30	—	3	—	—
Long-term debt fair value adjustment	79	—	—	—	—	79
Other comprehensive losses	67	4	4	—	6	—
Other	538	188	152	57	18	74
Total deferred income tax assets	7,886	1,931	3,718	382	773	377
Valuation allowance	(206)	—	(75)	(41)	(27)	(7)
Net deferred income tax assets	7,680	1,931	3,643	341	746	370
Net deferred income taxes (assets)/liabilities	$10,894	$4,170	$4,018	$373	$614	$1,671

Recognized in the balance sheets:
Accumulated deferred income taxes – assets	$(96)	$—	$—	$(96)	$—	$—
Accumulated deferred income taxes – liabilities	$10,990	$4,170	$4,018	$469	$614	$1,671
The traditional electric operating companies and the natural gas distribution utilities have tax-related regulatory assets (deferred income tax charges) and regulatory liabilities (deferred income tax credits). The regulatory assets are primarily attributable to tax benefits flowed through to customers in prior years, deferred taxes previously recognized at rates lower than the current enacted tax law, and taxes applicable to capitalized interest. The regulatory liabilities are primarily attributable to deferred taxes previously recognized at rates higher than the current enacted tax law and to unamortized ITCs. See Note 2 for each Registrant's related balances at December 31, 2024 and 2023.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

Tax Credit Carryforwards
Federal ITC/PTC carryforwards at December 31, 2024 were as follows:

	Southern Company	Alabama Power	Georgia Power	Southern Power
	(in millions)
Federal ITC/PTC carryforwards	$765	$48	$147	$384
Tax year in which federal ITC/PTC carryforwards begin expiring	2031	2032	2031	2035
Year by which federal ITC/PTC carryforwards are expected to be utilized	2028	2028	2028	2028
The estimated tax credit utilization reflects the various transactions described in Note 15 and could be impacted by numerous factors, including the acquisition or construction of additional renewable projects, changes in taxable income projections, transfer of eligible credits, potential income tax rate changes, and remaining final guidance on the IRA. In the third quarter 2023 and the second quarter 2024, Georgia Power started generating advanced nuclear PTCs for Plant Vogtle Units 3 and 4, respectively, beginning on each unit's respective in-service date. In addition, pursuant to the Vogtle Joint Ownership Agreements, Georgia Power is purchasing advanced nuclear PTCs for Plant Vogtle Unit 3 and 4 from the other Vogtle Owners. See Note 2 under "Georgia Power – Nuclear Construction" for additional information on Plant Vogtle Units 3 and 4.
At December 31, 2024, Southern Company and Georgia Power also had approximately $515 million and $472 million, respectively, in net state investment and other net state tax credit carryforwards for the State of Georgia that will expire between tax years 2024 and 2033 and are not expected to be fully utilized. Southern Company and Georgia Power have a net state valuation allowance of $161 million and $124 million, respectively, associated with these carryforwards, which increased during 2024 by $101 million and $64 million, respectively.
At December 31, 2024, Southern Company and certain subsidiaries also had approximately $40 million in net CAMT carryforwards that have an indefinite carryforward period and are expected to be fully utilized by 2031.
The ultimate outcome of these matters cannot be determined at this time.
Net Operating Loss Carryforwards
At December 31, 2024, the net state income tax benefit of state and local NOL carryforwards and associated valuation allowances for Southern Company's subsidiaries were as follows:

Company/Jurisdiction	Approximate Net State Income Tax Benefit of NOL Carryforwards	Tax Year NOL Begins Expiring	Net State Valuation Allowance for NOL Carryforwards
	(in millions)		(in millions)
Mississippi Power
Mississippi	$178	2032	$(32)

Southern Power
Oklahoma	$26	2035	$(11)
Florida	10	2034	(10)
Other states	2	2034	—
Southern Power Total	$38		$(21)

Other(*)
New York	$11	2036	$(11)
New York City	14	2036	(14)
Other states	24	2025	(4)
Southern Company Total	$265		$(82)
(*)Represents other non-registrant Southern Company subsidiaries. Alabama Power, Georgia Power, and Southern Company Gas did not have material state or local NOL carryforwards at December 31, 2024.
Certain state NOLs are not expected to be fully utilized prior to expiration. The ultimate outcome of these matters cannot be determined at this time.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

Unrecognized Tax Benefits
Changes in unrecognized tax benefits for the periods presented were as follows:

	Southern Company	Georgia Power	Southern Company Gas
	(in millions)
Unrecognized tax benefits at December 31, 2021	$47	$—	$—
Tax positions changes —
Increase from prior periods	33	—	32
Unrecognized tax benefits at December 31, 2022	80	—	32
Tax positions changes —
Increase from prior periods	88	86	2
Statute of limitations expiration	(52)	(9)	—
Unrecognized tax benefits at December 31, 2023	116	77	34
Tax positions changes —
Increase from prior periods	10	—	10
Decrease from prior periods	(44)	(43)	—
Unrecognized tax benefits at December 31, 2024	$82	$34	$44
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
The unrecognized tax positions increase from prior periods for 2023 is primarily related to the amendment of certain 2019 through 2021 state tax filing positions related to tax credit utilization, a portion of which decreased in the fourth quarter 2023 due to a statute of limitations expiration. If effective settlement of the positions is favorable, these positions would decrease Southern Company's and Georgia Power's annual effective tax rates. The ultimate outcome of this unrecognized tax benefit, which is expected to be resolved within the next 12 months, is dependent on acceptance by the state or expiration of related statute of limitations.
The unrecognized tax positions reductions due to statute of limitations expiration for 2023 primarily relate to a 2019 state tax filing position to exclude certain gains from 2019 dispositions from taxation in a certain unitary state. This tax position and related interest was recognized in the fourth quarter 2023 and decreased Southern Company's annual effective tax rate.
The unrecognized tax positions increase from prior periods for 2024 is primarily related to a certain state tax filing position at Southern Company Gas. If effective settlement of this position is favorable, this position would decrease Southern Company's and Southern Company Gas' annual effective tax rates. The ultimate outcome is dependent on acceptance by the state.
The unrecognized tax positions decrease from prior periods for 2024 is primarily related to the 2019 and 2020 amended state filing positions related to tax credit utilization at Georgia Power.
All of the Registrants classify interest on tax uncertainties as interest expense. Accrued interest for all tax positions was immaterial for all years presented. None of the Registrants accrued any penalties on uncertain tax positions.
The IRS has finalized its audits of Southern Company's consolidated federal income tax returns through 2023. Southern Company is a participant in the Compliance Assurance Process of the IRS. The IRS selected six Southern Power partnership returns for exam for the 2020 and 2021 tax years. One audit for 2021 is still under review, and the remaining audits have been closed with no change. The ultimate outcome of this matter cannot be determined at this time. The audits for the Registrants' state income tax returns have either been concluded, or the statute of limitations has expired, for years prior to 2018.
11. RETIREMENT BENEFITS
The Southern Company system has a qualified defined benefit, trusteed pension plan covering substantially all employees, with the exception of PowerSecure employees. The qualified pension plan is funded in accordance with requirements of the Employee Retirement Income Security Act of 1974, as amended (ERISA). No contributions to the qualified pension plan were made for the year ended December 31, 2024 and no mandatory contributions to the qualified pension plan are anticipated for the year ending December 31, 2025. The Southern Company system also provides certain non-qualified defined benefits for a select group of management and highly compensated employees, which are funded on a cash basis. In addition, the Southern Company system

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

provides certain medical care and life insurance benefits for retired employees through other postretirement benefit plans. The traditional electric operating companies fund other postretirement trusts to the extent required by their respective regulatory commissions. Southern Company Gas has a separate unfunded supplemental retirement health care plan that provides medical care and life insurance benefits to employees of discontinued businesses. For the year ending December 31, 2025, no contributions to any other postretirement trusts are expected.
Actuarial Assumptions
The weighted average rates assumed in the actuarial calculations used to determine both the net periodic costs for the pension and other postretirement benefit plans for the following year and the benefit obligations as of the measurement date are presented below.

	2024
Assumptions used to determine net periodic costs:	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
Pension plans
Discount rate – benefit obligations	5.07%	5.08%	5.06%	5.06%	5.14%	5.05%
Discount rate – interest costs	4.94	4.94	4.94	4.93	5.01	4.93
Discount rate – service costs	5.19	5.20	5.21	5.19	5.20	5.13
Expected long-term return on plan assets	8.30	8.30	8.30	8.30	8.30	8.30
Annual salary increase	4.60	4.60	4.60	4.60	4.60	4.60
Other postretirement benefit plans
Discount rate – benefit obligations	4.99%	5.01%	4.98%	4.98%	5.06%	4.98%
Discount rate – interest costs	4.90	4.90	4.89	4.90	4.94	4.89
Discount rate – service costs	5.16	5.17	5.16	5.16	5.14	5.16
Expected long-term return on plan assets	7.67	7.97	7.59	7.43	—	6.36
Annual salary increase	4.60	4.60	4.60	4.60	4.60	4.60

	2023
Assumptions used to determine net periodic costs:	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
Pension plans
Discount rate – benefit obligations	5.25%	5.26%	5.25%	5.25%	5.31%	5.24%
Discount rate – interest costs	5.13	5.14	5.12	5.12	5.19	5.12
Discount rate – service costs	5.36	5.38	5.38	5.37	5.37	5.31
Expected long-term return on plan assets	8.40	8.40	8.40	8.40	8.40	8.40
Annual salary increase	4.80	4.80	4.80	4.80	4.80	4.80
Other postretirement benefit plans
Discount rate – benefit obligations	5.18%	5.20%	5.17%	5.17%	5.24%	5.16%
Discount rate – interest costs	5.08	5.09	5.07	5.08	5.12	5.07
Discount rate – service costs	5.34	5.35	5.34	5.33	5.33	5.33
Expected long-term return on plan assets	7.67	7.95	7.49	7.43	—	6.59
Annual salary increase	4.80	4.80	4.80	4.80	4.80	4.80

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

	2022
Assumptions used to determine net periodic costs:	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
Pension plans
Discount rate – benefit obligations	3.09%	3.12%	3.07%	3.07%	3.21%	3.04%
Discount rate – interest costs	2.55	2.58	2.51	2.54	2.79	2.53
Discount rate – service costs	3.34	3.36	3.37	3.35	3.36	3.21
Expected long-term return on plan assets	8.25	8.25	8.25	8.25	8.25	8.25
Annual salary increase	4.80	4.80	4.80	4.80	4.80	4.80
Other postretirement benefit plans
Discount rate – benefit obligations	2.90%	2.95%	2.87%	2.88%	3.07%	2.82%
Discount rate – interest costs	2.32	2.38	2.30	2.27	2.55	2.17
Discount rate – service costs	3.26	3.30	3.27	3.26	3.25	3.22
Expected long-term return on plan assets	7.21	7.54	6.88	7.22	—	6.08
Annual salary increase	4.80	4.80	4.80	4.80	4.80	4.80

	2024
Assumptions used to determine benefit obligations:	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
Pension plans
Discount rate	5.76%	5.78%	5.75%	5.76%	5.84%	5.73%
Annual salary increase	4.60	4.60	4.60	4.60	4.60	4.60
Other postretirement benefit plans
Discount rate	5.64%	5.67%	5.61%	5.63%	5.73%	5.62%
Annual salary increase	4.60	4.60	4.60	4.60	4.60	4.60

	2023
Assumptions used to determine benefit obligations:	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
Pension plans
Discount rate	5.07%	5.08%	5.06%	5.06%	5.14%	5.05%
Annual salary increase	4.60	4.60	4.60	4.60	4.60	4.60
Other postretirement benefit plans
Discount rate	4.99%	5.01%	4.98%	4.98%	5.06%	4.98%
Annual salary increase	4.60	4.60	4.60	4.60	4.60	4.60
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

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

An additional assumption used in measuring the accumulated other postretirement benefit obligations (APBO) was a weighted average medical care cost trend rate. The weighted average medical care cost trend rates used in measuring the APBO for the Registrants at December 31, 2024 were as follows:

	Initial Cost Trend Rate	Ultimate Cost Trend Rate	Year That Ultimate Rate is Reached
Pre-65	8.00%	4.50%	2033
Post-65 medical	5.50	4.50	2033
Post-65 prescription	11.00	4.50	2033
Pension Plans
The total accumulated benefit obligation for the pension plans at December 31, 2024 and 2023 was as follows:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
December 31, 2024	$11,437	$2,617	$3,438	$519	$140	$779
December 31, 2023	11,991	2,746	3,674	546	145	808
An actuarial gain of $887 million and an actuarial loss of $493 million were recorded for the annual remeasurement of the Southern Company system pension plans at December 31, 2024 and 2023, respectively, primarily due to an increase of 69 basis points and a decrease of 18 basis points, respectively, in the overall discount rate used to calculate the benefit obligation as a result of higher market interest rates.
Changes in the projected benefit obligations and the fair value of plan assets during the plan years ended December 31, 2024 and 2023 were as follows:

	2024
	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Change in benefit obligation
Benefit obligation at beginning of year	$13,252	$3,076	$4,009	$599	$177	$882
Service cost	292	68	70	12	7	28
Interest cost	635	148	191	29	9	42
Benefits paid	(728)	(162)	(239)	(33)	(6)	(46)
Actuarial gain	(887)	(222)	(298)	(40)	(20)	(64)
Balance at end of year	12,564	2,908	3,733	567	167	842
Change in plan assets
Fair value of plan assets at beginning of year	14,618	3,544	4,571	669	185	980
Actual return on plan assets	604	148	152	23	7	39
Employer contributions	65	9	35	5	2	5
Benefits paid	(728)	(162)	(239)	(33)	(6)	(46)
Fair value of plan assets at end of year	14,559	3,539	4,519	664	188	978
Accrued asset	$1,995	$631	$786	$97	$21	$136

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

	2023
	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Change in benefit obligation
Benefit obligation at beginning of year	$12,602	$2,906	$3,851	$569	$163	$868
Service cost	275	64	68	11	6	24
Interest cost	626	145	191	28	8	42
Benefits paid	(744)	(155)	(224)	(32)	(6)	(104)
Actuarial loss	493	116	123	23	6	52
Balance at end of year	13,252	3,076	4,009	599	177	882
Change in plan assets
Fair value of plan assets at beginning of year	14,218	3,427	4,456	649	178	1,002
Actual return on plan assets	1,092	260	331	50	12	79
Employer contributions	52	11	9	2	2	3
Benefits paid	(744)	(154)	(225)	(32)	(7)	(104)
Fair value of plan assets at end of year	14,618	3,544	4,571	669	185	980
Accrued asset	$1,366	$468	$562	$70	$8	$98
The projected benefit obligations for the qualified and non-qualified pension plans at December 31, 2024 are shown in the following table. All pension plan assets are related to the qualified pension plan.

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Projected benefit obligations:
Qualified pension plan	$11,886	$2,794	$3,622	$540	$146	$788
Non-qualified pension plan	678	114	111	27	21	54

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

Amounts recognized in the balance sheets at December 31, 2024 and 2023 related to the Registrants' pension plans consist of the following:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
December 31, 2024:
Prepaid pension costs(a)	$2,674	$746	$897	$124	$41	$191
Other regulatory assets, deferred(b)	2,708	741	973	144	—	126
Other current liabilities	(68)	(13)	(13)	(2)	(2)	(4)
Employee benefit obligations(c)	(611)	(102)	(98)	(25)	(18)	(51)
Other regulatory liabilities, deferred	(50)	—	—	—	—	—
AOCI	52	—	—	—	11	(54)

December 31, 2023:
Prepaid pension costs(a)	$2,079	$585	$706	$99	$31	$158
Other regulatory assets, deferred(b)	2,960	821	1,051	152	—	143
Other current liabilities	(64)	(11)	(13)	(2)	(2)	(3)
Employee benefit obligations(c)	(649)	(106)	(131)	(27)	(21)	(58)
Other regulatory liabilities, deferred	(47)	—	—	—	—	—
AOCI	79	—	—	—	20	(45)
(a)Included in prepaid pension and other postretirement benefit costs on Alabama Power's balance sheet and other deferred charges and assets on Southern Power's consolidated balance sheet.
(b)Amounts for Southern Company exclude regulatory assets of $155 million and $173 million at December 31, 2024 and 2023, respectively, associated with unamortized amounts in Southern Company Gas' pension plans prior to its acquisition by Southern Company.
(c)Included in other deferred credits and liabilities on Southern Power's consolidated balance sheets.
Presented below are the amounts included in regulatory assets at December 31, 2024 and 2023 related to the portion of the defined benefit pension plan attributable to Southern Company, the traditional electric operating companies, and Southern Company Gas that had not yet been recognized in net periodic pension cost.

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Company Gas
	(in millions)
Balance at December 31, 2024
Regulatory assets:
Prior service cost	$8	$3	$5	$1	$(4)
Net loss	2,650	738	968	143	91
Regulatory amortization	—	—	—	—	39
Total regulatory assets(*)	$2,658	$741	$973	$144	$126

Balance at December 31, 2023
Regulatory assets:
Prior service cost	$9	$4	$6	$1	$(7)
Net loss	2,904	817	1,045	151	100
Regulatory amortization	—	—	—	—	50
Total regulatory assets(*)	$2,913	$821	$1,051	$152	$143
(*)Amounts for Southern Company exclude regulatory assets of $155 million and $173 million at December 31, 2024 and 2023, respectively, associated with unamortized amounts in Southern Company Gas' pension plans prior to its acquisition by Southern Company.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

The changes in the balance of regulatory assets related to the portion of the defined benefit pension plan attributable to Southern Company, the traditional electric operating companies, and Southern Company Gas for the years ended December 31, 2024 and 2023 are presented in the following table:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Company Gas
	(in millions)
Regulatory assets (liabilities):(*)
Balance at December 31, 2022	$2,371	$679	$887	$123	$111
Net loss	576	153	178	31	34
Reclassification adjustments:
Amortization of prior service costs	(1)	(1)	(1)	—	2
Amortization of net loss	(33)	(10)	(13)	(2)	—
Amortization of regulatory assets(*)	—	—	—	—	(4)
Total reclassification adjustments	(34)	(11)	(14)	(2)	(2)
Total change	542	142	164	29	32
Balance at December 31, 2023	$2,913	$821	$1,051	$152	$143
Net gain	(199)	(63)	(58)	(5)	(7)
Reclassification adjustments:
Amortization of prior service costs	(1)	(1)	(1)	—	2
Amortization of net loss	(55)	(16)	(19)	(3)	(1)
Amortization of regulatory assets(*)	—	—	—	—	(11)
Total reclassification adjustments	(56)	(17)	(20)	(3)	(10)
Total change	(255)	(80)	(78)	(8)	(17)
Balance at December 31, 2024	$2,658	$741	$973	$144	$126
(*)Amounts for Southern Company exclude regulatory assets of $155 million and $173 million at December 31, 2024 and 2023, respectively, associated with unamortized amounts in Southern Company Gas' pension plans prior to its acquisition by Southern Company.
Presented below are the amounts included in AOCI at December 31, 2024 and 2023 related to the portion of the defined benefit pension plan attributable to Southern Company, Southern Power, and Southern Company Gas that had not yet been recognized in net periodic pension cost.

	Southern Company	Southern Power	Southern Company Gas
	(in millions)
Balance at December 31, 2024
AOCI:
Prior service cost	$(1)	$—	$(1)
Net (gain) loss	53	11	(53)
Total AOCI	$52	$11	$(54)

Balance at December 31, 2023
AOCI:
Prior service cost	$(1)	$—	$(2)
Net (gain) loss	80	20	(43)
Total AOCI	$79	$20	$(45)

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

The components of OCI related to the portion of the defined benefit pension plan attributable to Southern Company, Southern Power, and Southern Company Gas for the years ended December 31, 2024 and 2023 are presented in the following table:

	Southern Company	Southern Power	Southern Company Gas
	(in millions)
AOCI:
Balance at December 31, 2022	$24	$11	$(75)
Net loss	62	9	29
Reclassification adjustments:
Amortization of prior service costs	1	—	1
Amortization of net loss	(8)	—	—
Total reclassification adjustments	(7)	—	1
Total change	55	9	30
Balance at December 31, 2023	$79	$20	$(45)
Net gain	(29)	(9)	(11)
Reclassification adjustments:
Amortization of prior service costs	1	—	2
Amortization of net gain	1	—	—
Total reclassification adjustments	2	—	2
Total change	(27)	(9)	(9)
Balance at December 31, 2024	$52	$11	$(54)

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

Components of net periodic pension cost for the Registrants were as follows:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
2024
Service cost	$292	$68	$70	$12	$7	$28
Interest cost	635	148	191	29	9	42
Expected return on plan assets	(1,263)	(307)	(393)	(58)	(17)	(85)
Recognized net loss(*)	55	16	19	3	—	—
Net amortization(*)	—	1	1	—	—	15
Prior service cost(*)	—	—	—	—	—	(3)
Net periodic pension income	$(281)	$(74)	$(112)	$(14)	$(1)	$(3)

2023
Service cost	$275	$64	$68	$11	$6	$24
Interest cost	626	145	191	28	8	42
Expected return on plan assets	(1,229)	(297)	(385)	(56)	(15)	(85)
Recognized net (gain) loss(*)	32	9	13	2	—	(5)
Net amortization(*)	—	1	1	—	—	15
Prior service cost(*)	—	—	—	—	—	(3)
Net periodic pension income	$(296)	$(78)	$(112)	$(15)	$(1)	$(12)

2022
Service cost	$412	$99	$103	$17	$9	$34
Interest cost	408	96	123	18	6	28
Expected return on plan assets	(1,265)	(306)	(399)	(57)	(15)	(91)
Recognized net loss(*)	240	62	75	11	2	8
Net amortization(*)	—	1	1	—	—	15
Prior service cost(*)	—	—	—	—	—	(3)
Net periodic pension cost (income)	$(205)	$(48)	$(97)	$(11)	$2	$(9)
(*)For Southern Company, excludes amounts related to net periodic pension cost of $20 million, $17 million, and $21 million for the years ended December 31, 2024, 2023, and 2022, respectively, associated with unamortized amounts in Southern Company Gas' pension plans prior to its acquisition by Southern Company.
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

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

Future benefit payments reflect expected future service and are estimated based on assumptions used to measure the projected benefit obligation for the pension plans. At December 31, 2024, estimated benefit payments were as follows:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Benefit Payments:
2025	$773	$170	$245	$34	$7	$58
2026	801	177	250	36	8	60
2027	823	183	254	37	8	62
2028	842	187	258	38	7	64
2029	862	192	262	38	8	66
2030 to 2034	4,529	1,013	1,333	204	51	346
Other Postretirement Benefits
Changes in the APBO and the fair value of the Registrants' plan assets during the plan years ended December 31, 2024 and 2023 were as follows:

	2024
	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Change in benefit obligation
Benefit obligation at beginning of year	$1,386	$329	$489	$57	$9	$172
Service cost	15	4	4	1	—	1
Interest cost	65	16	23	3	—	8
Benefits paid	(105)	(25)	(37)	(4)	(1)	(12)
Actuarial (gain) loss	(2)	2	9	(2)	1	(13)
Balance at end of year	1,359	326	488	55	9	156
Change in plan assets
Fair value of plan assets at beginning of year	1,095	403	410	25	—	128
Actual return on plan assets	96	37	34	—	—	18
Employer contributions	55	6	13	3	1	7
Benefits paid	(105)	(25)	(37)	(4)	(1)	(12)
Fair value of plan assets at end of year	1,141	421	420	24	—	141
Accrued asset (liability)	$(218)	$95	$(68)	$(31)	$(9)	$(15)

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

	2023
	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Change in benefit obligation
Benefit obligation at beginning of year	$1,441	$344	$514	$59	$9	$179
Service cost	15	4	4	1	—	1
Interest cost	70	17	25	3	—	9
Benefits paid	(107)	(24)	(36)	(4)	(1)	(18)
Actuarial (gain) loss	(33)	(12)	(18)	(2)	1	1
Balance at end of year	1,386	329	489	57	9	172
Change in plan assets
Fair value of plan assets at beginning of year	998	372	368	24	—	113
Actual return on plan assets	131	52	51	2	—	19
Employer contributions	73	3	27	3	1	14
Benefits paid	(107)	(24)	(36)	(4)	(1)	(18)
Fair value of plan assets at end of year	1,095	403	410	25	—	128
Accrued asset (liability)	$(291)	$74	$(79)	$(32)	$(9)	$(44)
Amounts recognized in the balance sheets at December 31, 2024 and 2023 related to the Registrants' other postretirement benefit plans consist of the following:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
December 31, 2024:
Prepaid other postretirement benefit costs(a)	$—	$95	$—	$—	$—	$—
Other regulatory assets, deferred(b)	24	—	3	—	—	—
Other current liabilities	(6)	—	—	—	(1)	—
Employee benefit obligations(c)	(212)	—	(68)	(31)	(8)	(15)
Other regulatory liabilities, deferred	(213)	(45)	(67)	(9)	—	(84)
AOCI	(14)	—	—	—	—	(15)

December 31, 2023:
Prepaid other postretirement benefit costs(a)	$—	$74	$—	$—	$—	$—
Other regulatory assets, deferred(b)	23	—	11	—	—	—
Other current liabilities	(6)	—	—	—	(1)	—
Employee benefit obligations(c)	(285)	—	(79)	(32)	(8)	(44)
Other regulatory liabilities, deferred	(231)	(48)	(85)	(10)	—	(68)
AOCI	(9)	—	—	—	1	(10)
(a)Included in prepaid pension and other postretirement benefit costs on Alabama Power's balance sheet.
(b)Amounts for Southern Company exclude regulatory assets of $16 million and $24 million at December 31, 2024 and 2023, respectively, associated with unamortized amounts in Southern Company Gas' other postretirement benefit plans prior to its acquisition by Southern Company.
(c)Included in other deferred credits and liabilities on Southern Power's consolidated balance sheets.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

Presented below are the amounts included in net regulatory assets (liabilities) at December 31, 2024 and 2023 related to the other postretirement benefit plans of Southern Company, the traditional electric operating companies, and Southern Company Gas that had not yet been recognized in net periodic other postretirement benefit cost.

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Company Gas
	(in millions)
Balance at December 31, 2024:
Regulatory assets (liabilities):
Prior service cost	$11	$3	$4	$1	$—
Net gain	(200)	(48)	(68)	(10)	(71)
Regulatory amortization	—	—	—	—	(13)
Total regulatory assets (liabilities)(*)	$(189)	$(45)	$(64)	$(9)	$(84)

Balance at December 31, 2023:
Regulatory assets (liabilities):
Prior service cost	$13	$4	$5	$1	$—
Net gain	(216)	(52)	(79)	(11)	(64)
Regulatory amortization	—	—	—	—	(4)
Total regulatory assets (liabilities)(*)	$(203)	$(48)	$(74)	$(10)	$(68)
(*)Amounts for Southern Company exclude regulatory assets of $16 million and $24 million at December 31, 2024 and 2023, respectively, associated with unamortized amounts in Southern Company Gas' other postretirement benefit plans prior to its acquisition by Southern Company.
The changes in the balance of net regulatory assets (liabilities) related to the other postretirement benefit plans for the plan years ended December 31, 2024 and 2023 are presented in the following table:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Company Gas
	(in millions)
Net regulatory assets (liabilities):(*)
Balance at December 31, 2022	$(136)	$(21)	$(39)	$(9)	$(58)
Net gain	(77)	(30)	(38)	(1)	—
Reclassification adjustments:
Amortization of prior service costs	(1)	—	(1)	—	—
Amortization of net gain	6	3	4	—	—
Amortization of regulatory assets(*)	—	—	—	—	(10)
Total reclassification adjustments	5	3	3	—	(10)
Total change	(72)	(27)	(35)	(1)	(10)
Balance at December 31, 2023	$(208)	$(48)	$(74)	$(10)	$(68)
Net (gain) loss	8	1	6	1	(12)
Reclassification adjustments:
Amortization of prior service costs	(2)	(1)	(1)	—	—
Amortization of net gain	13	3	5	—	5
Amortization of regulatory assets(*)	—	—	—	—	(9)
Total reclassification adjustments	11	2	4	—	(4)
Total change	19	3	10	1	(16)
Balance at December 31, 2024	$(189)	$(45)	$(64)	$(9)	$(84)
(*)Amounts for Southern Company exclude regulatory assets of $16 million and $24 million at December 31, 2024 and 2023, respectively, associated with unamortized amounts in Southern Company Gas' other postretirement benefit plans prior to its acquisition by Southern Company.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

Presented below are the amounts included in AOCI at December 31, 2024 and 2023 related to the other postretirement benefit plans of Southern Company, Southern Power, and Southern Company Gas that had not yet been recognized in net periodic other postretirement benefit cost.

	Southern Company	Southern Power	Southern Company Gas
	(in millions)
Balance at December 31, 2024
AOCI:
Net (gain) loss	$(14)	$—	$(15)

Balance at December 31, 2023
AOCI:
Prior service cost	$1	$—	$—
Net (gain) loss	(10)	1	(10)
Total AOCI	$(9)	$1	$(10)
The components of OCI related to the other postretirement benefit plans for the plan years ended December 31, 2024 and 2023 are presented in the following table:

	Southern Company	Southern Power	Southern Company Gas
	(in millions)
AOCI:
Balance at December 31, 2022	$(4)	$—	$(2)
Net (gain) loss	(12)	1	—
Reclassification adjustments:
Amortization of net gain (loss)	7	—	(8)
Total change	(5)	1	(8)
Balance at December 31, 2023	$(9)	$1	$(10)
Net gain	(8)	(1)	(5)
Reclassification adjustments:
Amortization of net gain (loss)	3	—	—
Total change	(5)	(1)	(5)
Balance at December 31, 2024	$(14)	$—	$(15)

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

Components of the other postretirement benefit plans' net periodic cost for the Registrants were as follows:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
2024
Service cost	$15	$4	$4	$1	$—	$1
Interest cost	65	16	23	3	—	8
Expected return on plan assets	(89)	(35)	(32)	(3)	1	(13)
Net amortization(*)	(13)	(3)	(4)	—	—	6
Net periodic other postretirement benefit cost (income)	$(22)	$(18)	$(9)	$1	$1	$2

2023
Service cost	$15	$4	$4	$1	$—	$1
Interest cost	70	17	25	3	—	9
Expected return on plan assets	(83)	(33)	(29)	(3)	1	(10)
Net amortization(*)	(11)	(3)	(3)	—	—	6
Net periodic other postretirement benefit cost (income)	$(9)	$(15)	$(3)	$1	$1	$6

2022
Service cost	$23	$6	$6	$1	$—	$1
Interest cost	42	10	15	2	—	5
Expected return on plan assets	(80)	(32)	(28)	(2)	1	(9)
Net amortization(*)	(1)	—	2	—	—	6
Net periodic other postretirement benefit cost (income)	$(16)	$(16)	$(5)	$1	$1	$3
(*)For Southern Company, excludes amounts related to net periodic other postretirement benefit cost of $8 million for all years presented associated with unamortized amounts in Southern Company Gas' other postretirement benefit plans prior to its acquisition by Southern Company.
The service cost component of net periodic other postretirement benefit cost is included in operations and maintenance expenses and all other components of net periodic other postretirement benefit cost are included in other income (expense), net in the Registrants' statements of income.
The Registrants' future benefit payments, including prescription drug benefits, are provided in the table below. These amounts reflect expected future service and are estimated based on assumptions used to measure the APBO for the other postretirement benefit plans.

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Benefit payments:
2025	$112	$24	$40	$5	$1	$16
2026	112	25	40	5	1	16
2027	113	26	41	5	1	15
2028	114	26	41	5	1	15
2029	114	27	42	5	1	14
2030 to 2034	558	133	205	22	1	61

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

Domestic and international equities such as common stocks, American depositary receipts, and real estate investment trusts that trade on public exchanges are classified as Level 1 investments and are valued at the closing price in the active market. Equity funds with unpublished prices that are comprised of publicly traded securities (such as commingled/pooled funds) are also valued at the closing price in the active market but are classified as Level 2.

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

Investments in real estate, special situations, private equity, private credit, and infrastructure are typically invested in private partnerships and/or other pooled vehicles (Investment Funds) which are generally classified as Net Asset Value as a Practical Expedient, since the Investment Funds and underlying assets are not publicly traded and/or often have liquidity restrictions. The managers of the Investment Funds value the assets using various inputs and techniques depending on the nature of the underlying investments. Techniques may include purchase multiples for comparable transactions, comparable public company trading multiples, discounted cash flow analysis, prevailing market capitalization rates, recent sales of comparable investments, and independent third-party appraisals. The total market value of each of the Investment Funds is determined by aggregating the value of the underlying assets less liabilities.

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

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

The fair values, and actual allocations relative to the target allocations, of the Southern Company system's pension plans at December 31, 2024 and 2023 are presented below.

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Net Asset Value as a Practical Expedient		Target Allocation	Actual Allocation
At December 31, 2024:	(Level 1)	(Level 2)	(NAV)	Total
	(in millions)
Southern Company
Assets:
Equity:					41%	41%
Domestic equity	$2,095	$835	$—	$2,930
International equity	1,959	1,032	—	2,991
Fixed income:					30	31
U.S. Treasury, government, and agency bonds	—	1,780	—	1,780
Mortgage- and asset-backed securities	—	48	—	48
Corporate bonds	—	1,715	—	1,715
Pooled funds	—	792	—	792
Cash equivalents and other	255	—	—	255
Real estate investments	361	—	1,563	1,924	12	13
Special situations	—	—	237	237	3	2
Private equity	—	—	1,797	1,797	9	12
Private credit	—	—	152	152	3	1
Infrastructure	—	—	—	—	2	—
Total	$4,670	$6,202	$3,749	$14,621	100%	100%
Liabilities:
Derivatives	$—	$(33)	$—	$(33)
Total	$4,670	$6,169	$3,749	$14,588	100%	100%

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Net Asset Value as a Practical Expedient		Target Allocation	Actual Allocation
At December 31, 2024:	(Level 1)	(Level 2)	(NAV)	Total
	(in millions)
Alabama Power
Assets:
Equity:					41%	41%
Domestic equity	$509	$203	$—	$712
International equity	476	251	—	727
Fixed income:					30	31
U.S. Treasury, government, and agency bonds	—	433	—	433
Mortgage- and asset-backed securities	—	12	—	12
Corporate bonds	—	417	—	417
Pooled funds	—	193	—	193
Cash equivalents and other	62	—	—	62
Real estate investments	88	—	380	468	12	13
Special situations	—	—	57	57	3	2
Private equity	—	—	437	437	9	12
Private credit	—	—	37	37	3	1
Infrastructure	—	—	—	—	2	—
Total	$1,135	$1,509	$911	$3,555	100%	100%
Liabilities:
Derivatives	$—	$(8)	$—	$(8)
Total	$1,135	$1,501	$911	$3,547	100%	100%

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Net Asset Value as a Practical Expedient		Target Allocation	Actual Allocation
At December 31, 2024:	(Level 1)	(Level 2)	(NAV)	Total
	(in millions)
Georgia Power
Assets:
Equity:					41%	41%
Domestic equity	$652	$259	$—	$911
International equity	608	320	—	928
Fixed income:					30	31
U.S. Treasury, government, and agency bonds	—	552	—	552
Mortgage- and asset-backed securities	—	15	—	15
Corporate bonds	—	532	—	532
Pooled funds	—	246	—	246
Cash equivalents and other	79	—	—	79
Real estate investments	112	—	485	597	12	13
Special situations	—	—	73	73	3	2
Private equity	—	—	558	558	9	12
Private credit	—	—	47	47	3	1
Infrastructure	—	—	—	—	2	—
Total	$1,451	$1,924	$1,163	$4,538	100%	100%
Liabilities:
Derivatives	$—	$(10)	$—	$(10)
Total	$1,451	$1,914	$1,163	$4,528	100%	100%

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Net Asset Value as a Practical Expedient		Target Allocation	Actual Allocation
At December 31, 2024:	(Level 1)	(Level 2)	(NAV)	Total
	(in millions)
Mississippi Power
Assets:
Equity:					41%	41%
Domestic equity	$97	$38	$—	$135
International equity	89	47	—	136
Fixed income:					30	31
U.S. Treasury, government, and agency bonds	—	81	—	81
Mortgage- and asset-backed securities	—	2	—	2
Corporate bonds	—	78	—	78
Pooled funds	—	36	—	36
Cash equivalents and other	12	—	—	12
Real estate investments	16	—	71	87	12	13
Special situations	—	—	11	11	3	2
Private equity	—	—	82	82	9	12
Private credit	—	—	7	7	3	1
Infrastructure	—	—	—	—	2	—
Total	$214	$282	$171	$667	100%	100%
Liabilities:
Derivatives	$—	$(2)	$—	$(2)
Total	$214	$280	$171	$665	100%	100%

Southern Power
Assets:
Equity:					41%	41%
Domestic equity	$27	$11	$—	$38
International equity	25	13	—	38
Fixed income:					30	31
U.S. Treasury, government, and agency bonds	—	23	—	23
Mortgage- and asset-backed securities	—	1	—	1
Corporate bonds	—	22	—	22
Pooled funds	—	10	—	10
Cash equivalents and other	3	—	—	3
Real estate investments	5	—	20	25	12	13
Special situations	—	—	3	3	3	2
Private equity	—	—	23	23	9	12
Private credit	—	—	2	2	3	1
Infrastructure	—	—	—	—	2	—
Total	$60	$80	$48	$188	100%	100%

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Net Asset Value as a Practical Expedient		Target Allocation	Actual Allocation
At December 31, 2024:	(Level 1)	(Level 2)	(NAV)	Total
	(in millions)
Southern Company Gas
Assets:
Equity:					41%	41%
Domestic equity	$142	$56	$—	$198
International equity	132	69	—	201
Fixed income:					30	31
U.S. Treasury, government, and agency bonds	—	120	—	120
Mortgage- and asset-backed securities	—	3	—	3
Corporate bonds	—	115	—	115
Pooled funds	—	53	—	53
Cash equivalents and other	17	—	—	17
Real estate investments	24	—	105	129	12	13
Special situations	—	—	16	16	3	2
Private equity	—	—	121	121	9	12
Private credit	—	—	10	10	3	1
Infrastructure	—	—	—	—	2	—
Total	$315	$416	$252	$983	100%	100%
Liabilities:
Derivatives	$—	$(2)	$—	$(2)
Total	$315	$414	$252	$981	100%	100%

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Net Asset Value as a Practical Expedient		Target Allocation	Actual Allocation
At December 31, 2023:	(Level 1)	(Level 2)	(NAV)	Total
	(in millions)
Southern Company
Assets:
Equity:					41%	40%
Domestic equity	$1,959	$771	$—	$2,730
International equity	1,947	1,052	—	2,999
Fixed income:					30	32
U.S. Treasury, government, and agency bonds	—	1,973	—	1,973
Mortgage- and asset-backed securities	—	44	—	44
Corporate bonds	—	1,724	—	1,724
Pooled funds	—	777	—	777
Cash equivalents and other	371	58	—	429
Real estate investments	369	—	1,684	2,053	12	14
Special situations	—	—	245	245	3	2
Private equity	—	—	1,761	1,761	9	12
Private Credit	—	—	25	25	3	—
Infrastructure	—	—	—	—	2	—
Total	$4,646	$6,399	$3,715	$14,760	100%	100%

Alabama Power
Assets:
Equity:					41%	40%
Domestic equity	$476	$187	$—	$663
International equity	472	255	—	727
Fixed income:					30	32
U.S. Treasury, government, and agency bonds	—	479	—	479
Mortgage- and asset-backed securities	—	11	—	11
Corporate bonds	—	418	—	418
Pooled funds	—	188	—	188
Cash equivalents and other	90	14	—	104
Real estate investments	89	—	408	497	12	14
Special situations	—	—	59	59	3	2
Private equity	—	—	427	427	9	12
Private credit	—	—	6	6	3	—
Infrastructure	—	—	—	—	2	—
Total	$1,127	$1,552	$900	$3,579	100%	100%

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Net Asset Value as a Practical Expedient		Target Allocation	Actual Allocation
At December 31, 2023:	(Level 1)	(Level 2)	(NAV)	Total
	(in millions)
Georgia Power
Assets:
Equity:					41%	40%
Domestic equity	$611	$241	$—	$852
International equity	609	329	—	938
Fixed income:					30	32
U.S. Treasury, government, and agency bonds	—	617	—	617
Mortgage- and asset-backed securities	—	14	—	14
Corporate bonds	—	539	—	539
Pooled funds	—	243	—	243
Cash equivalents and other	116	18	—	134
Real estate investments	115	—	527	642	12	14
Special situations	—	—	77	77	3	2
Private equity	—	—	551	551	9	12
Private credit	—	—	8	8	3	—
Infrastructure	—	—	—	—	2	—
Total	$1,451	$2,001	$1,163	$4,615	100%	100%

Mississippi Power
Assets:
Equity:					41%	40%
Domestic equity	$89	$35	$—	$124
International equity	89	48	—	137
Fixed income:					30	32
U.S. Treasury, government, and agency bonds	—	90	—	90
Mortgage- and asset-backed securities	—	2	—	2
Corporate bonds	—	79	—	79
Pooled funds	—	36	—	36
Cash equivalents and other	17	3	—	20
Real estate investments	17	—	77	94	12	14
Special situations	—	—	11	11	3	2
Private equity	—	—	81	81	9	12
Private credit	—	—	1	1	3	—
Infrastructure	—	—	—	—	2	—
Total	$212	$293	$170	$675	100%	100%

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Net Asset Value as a Practical Expedient		Target Allocation	Actual Allocation
At December 31, 2023:	(Level 1)	(Level 2)	(NAV)	Total
	(in millions)
Southern Power
Assets:
Equity:					41%	40%
Domestic equity	$24	$10	$—	$34
International equity	25	13	—	38
Fixed income:					30	32
U.S. Treasury, government, and agency bonds	—	25	—	25
Mortgage - and asset backed securities	—	1	—	1
Corporate bonds	—	22	—	22
Pooled funds	—	10	—	10
Cash equivalents and other	5	1	—	6
Real estate investments	5	—	21	26	12	14
Special situations	—	—	3	3	3	2
Private equity	—	—	22	22	9	12
Private credit	—	—	—	—	3	—
Infrastructure	—	—	—	—	2	—
Total	$59	$82	$46	$187	100%	100%

Southern Company Gas
Assets:
Equity:					41%	40%
Domestic equity	$130	$52	$—	$182
International equity	130	71	—	201
Fixed income:					30	32
U.S. Treasury, government, and agency bonds	—	132	—	132
Mortgage- and asset-backed securities	—	3	—	3
Corporate bonds	—	116	—	116
Pooled funds	—	52	—	52
Cash equivalents and other	25	4	—	29
Real estate investments	25	—	113	138	12	14
Special situations	—	—	16	16	3	2
Private equity	—	—	118	118	9	12
Private credit	—	—	2	2	3	—
Infrastructure	—	—	—	—	2	—
Total	$310	$430	$249	$989	100%	100%

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

The fair values, and actual allocations relative to the target allocations, of the applicable Registrants' other postretirement benefit plan assets at December 31, 2024 and 2023 are presented below.

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Net Asset Value as a Practical Expedient	Total	Target Allocation	Actual Allocation
At December 31, 2024:	(Level 1)	(Level 2)	(NAV)
	(in millions)
Southern Company
Assets:
Equity:					61%	62%
Domestic equity	$94	$98	$—	$192
International equity	54	83	—	137
Fixed income:					29	28
U.S. Treasury, government, and agency bonds	—	54	—	54
Mortgage- and asset-backed securities	—	1	—	1
Corporate bonds	—	48	—	48
Pooled funds	—	99	—	99
Cash equivalents and other	16	—	—	16
Trust-owned life insurance	—	478	—	478
Real estate investments	11	—	43	54	4	5
Special situations	—	—	6	6	1	1
Private equity	—	—	50	50	3	4
Private credit	—	—	4	4	1	—
Infrastructure	—	—	—	—	1	—
Total	$175	$861	$103	$1,139	100%	100%
Liabilities:
Derivatives	$—	$(1)	$—	$(1)
Total	$175	$860	$103	$1,138	100%	100%

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Net Asset Value as a Practical Expedient	Total	Target Allocation	Actual Allocation
At December 31, 2024:	(Level 1)	(Level 2)	(NAV)
	(in millions)
Alabama Power
Assets:
Equity:					68%	68%
Domestic equity	$17	$7	$—	$24
International equity	16	9	—	25
Fixed income:					23	24
U.S. Treasury, government, and agency bonds	—	14	—	14
Corporate bonds	—	14	—	14
Pooled funds	—	11	—	11
Cash equivalents and other	2	—	—	2
Trust-owned life insurance	—	294	—	294
Real estate investments	3	—	13	16	3	4
Special situations	—	—	2	2	1	1
Private equity	—	—	15	15	3	3
Private credit	—	—	1	1	1	—
Infrastructure	—	—	—	—	1	—
Total	$38	$349	$31	$418	100%	100%

Georgia Power
Assets:
Equity:					59%	59%
Domestic equity	$52	$7	$—	$59
International equity	16	41	—	57
Fixed income:					35	33
U.S. Treasury, government, and agency bonds	—	14	—	14
Corporate bonds	—	14	—	14
Pooled funds	—	48	—	48
Cash equivalents and other	10	—	—	10
Trust-owned life insurance	—	184	—	184
Real estate investments	4	—	13	17	3	4
Special situations	—	—	2	2	1	1
Private equity	—	—	15	15	2	3
Total	$82	$308	$30	$420	100%	100%

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Net Asset Value as a Practical Expedient	Total	Target Allocation	Actual Allocation
At December 31, 2024:	(Level 1)	(Level 2)	(NAV)
	(in millions)
Mississippi Power
Assets:
Equity:					34%	32%
Domestic equity	$3	$1	$—	$4
International equity	3	1	—	4
Fixed income:					43	44
U.S. Treasury, government, and agency bonds	—	7	—	7
Corporate bonds	—	2	—	2
Pooled funds	—	1	—	1
Cash equivalents and other	1	—	—	1
Real estate investments	—	—	2	2	10	11
Special situations	—	—	—	—	2	2
Private equity	—	—	2	2	7	10
Private credit	—	—	—	—	3	1
Infrastructure	—	—	—	—	1	—
Total	$7	$12	$4	$23	100%	100%

Southern Company Gas
Assets:
Equity:					72%	73%
Domestic equity	$1	$76	$—	$77
International equity	1	23	—	24
Fixed income:					26	25
U.S. Treasury, government, and agency bonds	—	1	—	1
Corporate bonds	—	1	—	1
Pooled funds	—	32	—	32
Cash equivalents and other	1	—	—	1
Real estate investments	—	—	1	1	1	1
Private equity	—	—	1	1	1	1
Total	$3	$133	$2	$138	100%	100%

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Net Asset Value as a Practical Expedient		Target Allocation	Actual Allocation
At December 31, 2023:	(Level 1)	(Level 2)	(NAV)	Total
	(in millions)
Southern Company
Assets:
Equity:					60%	61%
Domestic equity	$85	$87	$—	$172
International equity	53	82	—	135
Fixed income:					30	28
U.S. Treasury, government, and agency bonds	—	57	—	57
Mortgage- and asset-backed securities	—	2	—	2
Corporate bonds	—	47	—	47
Pooled funds	—	92	—	92
Cash equivalents and other	21	2	—	23
Trust-owned life insurance	—	456	—	456
Real estate investments	11	—	46	57	4	6
Special situations	—	—	6	6	1	1
Private equity	—	—	48	48	3	4
Private credit	—	—	1	1	1	—
Infrastructure	—	—	—	—	1	—
Total	$170	$825	$101	$1,096	100%	100%

Alabama Power
Assets:
Equity:					67%	66%
Domestic equity	$16	$6	$—	$22
International equity	16	9	—	25
Fixed income:					23	23
U.S. Treasury, government, and agency bonds	—	16	—	16
Corporate bonds	—	14	—	14
Pooled funds	—	8	—	8
Cash equivalents and other	3	—	—	3
Trust-owned life insurance	—	280	—	280
Real estate investments	3	—	14	17	4	6
Special situations	—	—	2	2	1	1
Private equity	—	—	15	15	3	4
Private credit	—	—	—	—	1	—
Infrastructure	—	—	—	—	1	—
Total	$38	$333	$31	$402	100%	100%

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Net Asset Value as a Practical Expedient		Target Allocation	Actual Allocation
At December 31, 2023:	(Level 1)	(Level 2)	(NAV)	Total
	(in millions)
Georgia Power
Assets:
Equity:					58%	57%
Domestic equity	$47	$6	$—	$53
International equity	16	40	—	56
Fixed income:					35	35
U.S. Treasury, government, and agency bonds	—	16	—	16
Corporate bonds	—	14	—	14
Pooled funds	—	47	—	47
Cash equivalents and other	13	—	—	13
Trust-owned life insurance	—	176	—	176
Real estate investments	4	—	14	18	3	4
Special situations	—	—	2	2	1	1
Private equity	—	—	14	14	2	3
Private credit	—	—	—	—	1	—
Total	$80	$299	$30	$409	100%	100%

Mississippi Power
Assets:
Equity:					34%	33%
Domestic equity	$3	$1	$—	$4
International equity	3	1	—	4
Fixed income:					43	44
U.S. Treasury, government, and agency bonds	—	7	—	7
Corporate bonds	—	2	—	2
Pooled funds	—	1	—	1
Cash equivalents and other	1	—	—	1
Real estate investments	1	—	2	3	10	11
Special situations	—	—	—	—	2	2
Private equity	—	—	2	2	7	10
Private credit	—	—	—	—	3	—
Infrastructure	—	—	—	—	1	—
Total	$8	$12	$4	$24	100%	100%

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Net Asset Value as a Practical Expedient		Target Allocation	Actual Allocation
At December 31, 2023:	(Level 1)	(Level 2)	(NAV)	Total
	(in millions)
Southern Company Gas
Assets:
Equity:					72%	72%
Domestic equity	$2	$67	$—	$69
International equity	2	22	—	24
Fixed income:					26	26
U.S. Treasury, government, and agency bonds	—	1	—	1
Corporate bonds	—	1	—	1
Pooled funds	—	29	—	29
Cash equivalents and other	1	—	—	1
Real estate investments	—	—	1	1	1	1
Private equity	—	—	1	1	1	1
Total	$5	$120	$2	$127	100%	100%
Employee Savings Plan
Southern Company and its subsidiaries also sponsor 401(k) defined contribution plans covering substantially all employees and provide matching contributions up to specified percentages of an employee's eligible pay. Total matching contributions made to the plans for 2024, 2023, and 2022 were as follows:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
2024	$137	$29	$31	$5	$3	$20
2023	131	28	31	5	3	18
2022	124	26	29	5	3	17
12. STOCK COMPENSATION
Stock-based compensation in the form of Southern Company performance share units (PSU) and restricted stock units (RSU) may be granted through the Equity and Incentive Compensation Plan to eligible Southern Company system employees.
At December 31, 2024, the number of current and former employees participating in stock-based compensation programs for the Registrants was as follows:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
Number of employees	1,154	158	161	36	36	183
The majority of PSUs and RSUs awarded contain terms where employees become immediately vested in PSUs and RSUs upon retirement. As a result, compensation expense for employees that are retirement eligible at the grant date is recognized immediately, while compensation expense for employees that are expected to become retirement eligible during the vesting period is recognized over the period from grant date to the date of retirement eligibility. In addition, the Registrants recognize forfeitures as they occur.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

All unvested PSUs and RSUs vest immediately upon a change in control where Southern Company is not the surviving corporation. Stock-based compensation activity is immaterial for the Subsidiary Registrants.
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

Year Ended December 31	2024	2023	2022
Expected volatility	19.1%	30.0%	29.6%
Interest rate	4.0%	3.8%	1.7%
Weighted average grant-date fair value	$80.99	$76.83	$79.69
The Registrants recognize TSR award compensation expense on a straight-line basis over the three-year performance period without remeasurement.
The fair values of ROE awards are based on the closing stock price of Southern Company common stock on the date of the grant. The weighted average grant-date fair value of the ROE awards granted during 2024, 2023, and 2022 was $69.67, $68.93, and $66.87, respectively. Compensation expense for ROE awards is generally recognized ratably over the three-year performance period adjusted for expected changes in ROE performance. Total compensation cost recognized for vested ROE awards reflects final performance metrics.
Southern Company had 2.4 million unvested PSUs outstanding at December 31, 2023. In February 2024, the PSUs that vested for the three-year performance period ended December 31, 2023 were converted into 2.3 million shares outstanding at a share price of $66.95. During 2024, Southern Company granted 1.1 million PSUs and 1.2 million PSUs were vested or forfeited, resulting in 2.3 million unvested PSUs outstanding at December 31, 2024. In February 2025, the PSUs that vested for the three-year performance period ended December 31, 2024 were converted into 2.0 million shares outstanding at a weighted average share price of $83.87.
Southern Company's total PSU compensation cost and the related tax benefit recognized in income for the years ended December 31, 2024, 2023, and 2022 were as follows:

	2024	2023	2022
	(in millions)
Compensation cost recognized in income	$102	$107	$101
Tax benefit of compensation cost recognized in income	27	28	26
The compensation cost related to the grant of Southern Company PSUs to the employees of each Subsidiary Registrant is recognized in each Subsidiary Registrant's financial statements with a corresponding credit to equity representing a capital contribution from Southern Company.
At December 31, 2024, Southern Company's total unrecognized compensation cost related to PSUs was $33 million and is expected to be recognized over a weighted-average period of approximately 19 months.
Restricted Stock Units
The fair value of RSUs is based on the closing stock price of Southern Company common stock on the date of the grant. The weighted average grant-date fair values of RSUs granted during 2024, 2023, and 2022 were $70.49, $68.95, and $67.20, respectively. For most RSU awards, one-third of the RSUs vest each year throughout a three-year service period and

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

compensation cost for RSUs is generally recognized over the corresponding one-, two-, or three-year vesting period. Shares of Southern Company common stock are delivered to employees at the end of each vesting period.
Southern Company had 0.9 million RSUs outstanding at December 31, 2023. During 2024, Southern Company granted 0.5 million RSUs and 0.5 million RSUs were vested or forfeited, resulting in 0.9 million unvested RSUs outstanding at December 31, 2024, including RSUs related to employee retention agreements.
Southern Company's total RSU compensation cost and the related tax benefit recognized in income for the years ended December 31, 2024, 2023, and 2022 were as follows:

	2024	2023	2022
	(in millions)
Compensation cost recognized in income	$30	$30	$26
Tax benefit of compensation cost recognized in income	8	8	7
Total unrecognized compensation cost related to RSUs at December 31, 2024, which is being recognized over a weighted-average period of approximately 19 months, was immaterial for Southern Company.
The compensation cost related to the grant of Southern Company RSUs to the employees of each Subsidiary Registrant is recognized in such Subsidiary Registrant's financial statements with a corresponding credit to equity representing a capital contribution from Southern Company.
Stock Options
In 2015, Southern Company discontinued granting stock options. As of December 31, 2017, all stock option awards were vested and compensation cost fully recognized and the last exercise occurred in November 2024.
Southern Company's cash receipts from issuances related to stock options exercised under the share-based payment arrangements for the years ended December 31, 2024, 2023, and 2022 were $14 million, $28 million, and $75 million, respectively.
Southern Company's total intrinsic value of options exercised and the related tax benefit for the years ended December 31, 2024, 2023, and 2022 were as follows:

	2024	2023	2022
	(in millions)
Intrinsic value of options exercised	$10	$18	$49
Tax benefit of options exercised	2	4	12
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

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

At December 31, 2024, assets and liabilities measured at fair value on a recurring basis during the period, together with their associated level of the fair value hierarchy, were as follows:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Net Asset Value as a Practical Expedient
At December 31, 2024:	(Level 1)	(Level 2)	(Level 3)	(NAV)	Total
	(in millions)
Southern Company
Assets:
Energy-related derivatives(a)	$12	$77	$—	$—	$89
Investments in trusts:(b)
Domestic equity	849	250	—	—	1,099
Foreign equity	148	175	—	—	323
U.S. Treasury and government agency securities	—	371	—	—	371
Municipal bonds	—	47	—	—	47
Pooled funds – fixed income	—	7	—	—	7
Corporate bonds	—	452	—	—	452
Mortgage and asset backed securities	—	106	—	—	106
Private equity	—	—	—	181	181
Cash and cash equivalents	1	—	—	—	1
Other	39	3	—	9	51
Investments, available for sale:
U.S. Treasury and government agency securities	2	7	—	—	9
Corporate bonds	1	2	—	—	3
Mortgage and asset backed securities	—	10	—	—	10
Cash equivalents and restricted cash	533	19	—	—	552
Other investments	9	31	8	—	48
Total	$1,594	$1,557	$8	$190	$3,349
Liabilities:
Energy-related derivatives(a)	$5	$124	$—	$—	$129
Interest rate derivatives	—	269	—	—	269
Foreign currency derivatives	—	218	—	—	218
Contingent consideration	3	—	16	—	19
Other	—	13	11	—	24
Total	$8	$624	$27	$—	$659

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Net Asset Value as a Practical Expedient
At December 31, 2024:	(Level 1)	(Level 2)	(Level 3)	(NAV)	Total
	(in millions)
Alabama Power
Assets:
Energy-related derivatives	$—	$26	$—	$—	$26
Nuclear decommissioning trusts:(b)
Domestic equity	459	241	—	—	700
Foreign equity	148	—	—	—	148
U.S. Treasury and government agency securities	—	16	—	—	16
Municipal bonds	—	1	—	—	1
Corporate bonds	—	287	—	—	287
Mortgage and asset backed securities	—	31	—	—	31
Private equity	—	—	—	181	181
Other	11	1	—	9	21
Cash equivalents and restricted cash	334	19	—	—	353
Other investments	—	31	—	—	31
Total	$952	$653	$—	$190	$1,795
Liabilities:
Energy-related derivatives	$—	$42	$—	$—	$42

Georgia Power
Assets:
Energy-related derivatives	$—	$19	$—	$—	$19
Nuclear decommissioning trusts:(b)
Domestic equity	390	1	—	—	391
Foreign equity	—	174	—	—	174
U.S. Treasury and government agency securities	—	355	—	—	355
Municipal bonds	—	46	—	—	46
Corporate bonds	—	165	—	—	165
Mortgage and asset backed securities	—	75	—	—	75
Other	28	2	—	—	30
Cash equivalents	35	—	—	—	35
Total	$453	$837	$—	$—	$1,290
Liabilities:
Energy-related derivatives	$—	$42	$—	$—	$42

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Net Asset Value as a Practical Expedient
At December 31, 2024:	(Level 1)	(Level 2)	(Level 3)	(NAV)	Total
	(in millions)
Mississippi Power
Assets:
Energy-related derivatives	$—	$19	$—	$—	$19
Liabilities:
Energy-related derivatives	$—	$34	$—	$—	$34

Southern Power
Assets:
Energy-related derivatives	$—	$4	$—	$—	$4
Cash equivalents	51	—	—	—	51
Total	$51	$4	$—	$—	$55
Liabilities:
Foreign currency derivatives	$—	$51	$—	$—	$51
Contingent consideration	3	—	16	—	19
Other	—	13	11	—	24
Total	$3	$64	$27	$—	$94

Southern Company Gas
Assets:
Energy-related derivatives(a)	$12	$9	$—	$—	$21
Non-qualified deferred compensation trusts:
Domestic equity	—	8	—	—	8
Foreign equity	—	1	—	—	1
Pooled funds - fixed income	—	7	—	—	7
Cash and cash equivalents	1	—	—	—	1
Investments, available for sale:
U.S. Treasury and government agency securities	2	7	—	—	9
Corporate bonds	1	2	—	—	3
Mortgage and asset backed securities	—	10	—	—	10
Cash equivalents	22	—	—	—	22
Total	$38	$44	$—	$—	$82
Liabilities:
Energy-related derivatives(a)	$5	$6	$—	$—	$11
Interest rate derivatives	—	84	—	—	84
Total	$5	$90	$—	$—	$95
(a)Excludes cash collateral of $17 million.
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

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

At December 31, 2023, assets and liabilities measured at fair value on a recurring basis during the period, together with their associated level of the fair value hierarchy, were as follows:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Net Asset Value as a Practical Expedient
At December 31, 2023:	(Level 1)	(Level 2)	(Level 3)	(NAV)	Total
	(in millions)
Southern Company
Assets:
Energy-related derivatives(a)	$6	$49	$—	$—	$55
Investments in trusts:(b)
Domestic equity	764	216	—	—	980
Foreign equity	145	171	—	—	316
U.S. Treasury and government agency securities	—	369	—	—	369
Municipal bonds	—	48	—	—	48
Pooled funds – fixed income	—	6	—	—	6
Corporate bonds	—	389	—	—	389
Mortgage and asset backed securities	—	89	—	—	89
Private equity	—	—	—	169	169
Cash and cash equivalents	3	—	—	—	3
Other	58	3	—	9	70
Cash equivalents and restricted cash	253	15	—	—	268
Other investments	9	27	8	—	44
Total	$1,238	$1,382	$8	$178	$2,806
Liabilities:
Energy-related derivatives(a)	$46	$312	$—	$—	$358
Interest rate derivatives	—	264	—	—	264
Foreign currency derivatives	—	122	—	—	122
Contingent consideration	3	—	16	—	19
Other	—	13	—	—	13
Total	$49	$711	$16	$—	$776

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Net Asset Value as a Practical Expedient
At December 31, 2023:	(Level 1)	(Level 2)	(Level 3)	(NAV)	Total
	(in millions)
Alabama Power
Assets:
Energy-related derivatives	$—	$15	$—	$—	$15
Nuclear decommissioning trusts:(b)
Domestic equity	443	208	—	—	651
Foreign equity	145	—	—	—	145
U.S. Treasury and government agency securities	—	20	—	—	20
Municipal bonds	—	1	—	—	1
Corporate bonds	—	231	—	—	231
Mortgage and asset backed securities	—	25	—	—	25
Private equity	—	—	—	169	169
Other	8	—	—	9	17
Cash equivalents and restricted cash	119	15	—	—	134
Other investments	—	27	—	—	27
Total	$715	$542	$—	$178	$1,435
Liabilities:
Energy-related derivatives	$—	$110	$—	$—	$110

Georgia Power
Assets:
Energy-related derivatives	$—	$13	$—	$—	$13
Nuclear decommissioning trusts:(b)
Domestic equity	321	1	—	—	322
Foreign equity	—	170	—	—	170
U.S. Treasury and government agency securities	—	349	—	—	349
Municipal bonds	—	47	—	—	47
Corporate bonds	—	158	—	—	158
Mortgage and asset backed securities	—	64	—	—	64
Other	50	3	—	—	53
Total	$371	$805	$—	$—	$1,176
Liabilities:
Energy-related derivatives	$—	$124	$—	$—	$124

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Net Asset Value as a Practical Expedient
At December 31, 2023:	(Level 1)	(Level 2)	(Level 3)	(NAV)	Total
	(in millions)
Mississippi Power
Assets:
Energy-related derivatives	$—	$15	$—	$—	$15
Cash equivalents	17	—	—	—	17
Total	$17	$15	$—	$—	$32
Liabilities:
Energy-related derivatives	$—	$61	$—	$—	$61

Southern Power
Assets:
Energy-related derivatives	$—	$3	$—	$—	$3
Liabilities:
Energy-related derivatives	$—	$5	$—	$—	$5
Foreign currency derivatives	—	22	—	—	22
Contingent consideration	3	—	16	—	19
Other	—	13	—	—	13
Total	$3	$40	$16	$—	$59

Southern Company Gas
Assets:
Energy-related derivatives(a)	$6	$3	$—	$—	$9
Non-qualified deferred compensation trusts:
Domestic equity	—	7	—	—	7
Foreign equity	—	1	—	—	1
Pooled funds - fixed income	—	6	—	—	6
Cash and cash equivalents	3	—	—	—	3
Total	$9	$17	$—	$—	$26
Liabilities:
Energy-related derivatives(a)	$46	$12	$—	$—	$58
Interest rate derivatives	—	79	—	—	79
Total	$46	$91	$—	$—	$137
(a)Excludes cash collateral of $62 million.
(b)Excludes receivables related to investment income, pending investment sales, payables related to pending investment purchases, and currencies. See Note 6 under "Nuclear Decommissioning" for additional information.
Valuation Methodologies
The energy-related derivatives primarily consist of exchange-traded and OTC financial products for natural gas and physical power products, including, from time to time, basis swaps. These are standard products used within the energy industry and are valued using the market approach. The inputs used are mainly from observable market sources, such as forward natural gas prices, power prices, implied volatility, and overnight index swap interest rates. Interest rate derivatives are also standard OTC products that are valued using observable market data and assumptions commonly used by market participants. The fair value of interest rate derivatives reflects the net present value of expected payments and receipts under the swap agreement based on the market's

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

expectation of future interest rates. Additional inputs to the net present value calculation may include the contract terms, counterparty credit risk, and, occasionally, implied volatility of interest rate options. The fair value of cross-currency swaps reflects the net present value of expected payments and receipts under the swap agreement based on the market's expectation of future foreign currency exchange rates. Additional inputs to the net present value calculation may include the contract terms, counterparty credit risk, and discount rates. The interest rate derivatives and cross-currency swaps are categorized as Level 2 under Fair Value Measurements as these inputs are based on observable data and valuations of similar instruments. See Note 14 for additional information on how these derivatives are used.
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
The fair value measurements of private market investments held in Alabama Power's nuclear decommissioning trusts that are calculated at net asset value per share (or its equivalent) as a practical expedient totaled $190 million and $178 million at December 31, 2024 and 2023, respectively. Unfunded commitments related to the private market investments totaled $78 million and $87 million at December 31, 2024 and 2023, respectively. Private market investments include high-quality private equity funds across several market sectors, funds that invest in real estate assets, and a private credit fund. Private market funds do not have redemption rights. Distributions from these funds will be received as the underlying investments in the funds are liquidated.
Southern Company Gas' investments, available for sale relate to a wholly-owned subsidiary that insures various risk exposures of Southern Company Gas and its subsidiaries. Corporate and municipal bonds, government agency securities, and commercial paper are valued using pricing models maximizing the use of observable inputs for similar securities, including basing value on yields currently available on comparable securities of issues with similar credit ratings. Mortgage and asset backed securities are valued through an analysis of the underlying assets and a review of the documentation, including financials, the manager's valuation methodology in valuing their underlying assets, the types of assets and risks involved, and the investor's exit and termination parameters.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

At December 31, 2024 and 2023, other financial instruments for which the carrying amount did not equal fair value were as follows:

	Southern Company(*)	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas(*)
	(in billions)
At December 31, 2024:
Long-term debt, including securities due within one year:
Carrying amount	$63.2	$11.2	$18.1	$1.7	$2.7	$8.5
Fair value	57.7	9.8	16.2	1.5	2.6	7.4
At December 31, 2023:
Long-term debt, including securities due within one year:
Carrying amount	$59.4	$11.2	$16.5	$1.6	$2.7	$7.8
Fair value	55.0	10.1	15.1	1.4	2.6	6.8
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
At December 31, 2024, the net volume of energy-related derivative contracts for natural gas positions, together with the longest hedge date over which the respective entity is hedging its exposure to the variability in future cash flows for forecasted transactions and the longest non-hedge date for derivatives not designated as hedges, were as follows:

	Net Purchased mmBtu	Longest Hedge Date	Longest Non-Hedge Date
	(in millions)
Southern Company(*)	431	2030	2028
Alabama Power	123	2027	—
Georgia Power	116	2027	—
Mississippi Power	103	2028	—
Southern Power	6	2030	2025
Southern Company Gas(*)	83	2027	2028
(*)Southern Company Gas' derivative instruments include both long and short natural gas positions. A long position is a contract to purchase natural gas and a short position is a contract to sell natural gas. Southern Company Gas' volume represents the net of long natural gas positions of 90 million mmBtu and short natural gas positions of 7 million mmBtu at December 31, 2024, which is also included in Southern Company's total volume.
In addition to the volumes discussed above, the traditional electric operating companies and Southern Power enter into physical natural gas supply contracts that provide the option to sell back excess natural gas due to operational constraints. The maximum expected volume of natural gas subject to such a feature is 15 million mmBtu for Southern Company, which includes 4 million mmBtu for Alabama Power, 6 million mmBtu for Georgia Power, 2 million mmBtu for Mississippi Power, and 3 million mmBtu for Southern Power.
For cash flow hedges of energy-related derivatives, the estimated pre-tax gains (losses) expected to be reclassified from AOCI to earnings for the year ending December 31, 2025 are immaterial for Southern Company, Southern Power, and Southern Company Gas.
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

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

At December 31, 2024, the following interest rate derivatives were outstanding:

	Notional Amount	Weighted Average Interest Rate Paid	Interest Rate Received	Hedge Maturity Date	Fair Value Gain (Loss) December 31, 2024
	(in millions)				(in millions)
Fair Value Hedges of Existing Debt
Southern Company parent	$400	1-month SOFR + 0.80%	1.75%	March 2028	$(42)
Southern Company parent	1,000	1-month SOFR + 2.48%	3.70%	April 2030	(143)
Southern Company Gas	500	1-month SOFR + 0.49%	1.75%	January 2031	(84)
Southern Company	$1,900				$(269)
For cash flow hedges of interest rate derivatives, the estimated pre-tax gains (losses) expected to be reclassified from AOCI to interest expense for the year ending December 31, 2025 are $(13) million for Southern Company and immaterial for the traditional electric operating companies and Southern Company Gas. Deferred gains and losses related to interest rate derivatives are expected to be amortized into earnings through 2054 for Southern Company, Georgia Power, and Mississippi Power, 2052 for Alabama Power, and 2046 for Southern Company Gas.
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
At December 31, 2024, the following foreign currency derivatives were outstanding:

	Pay Notional	Pay Rate	Receive Notional	Receive Rate	Hedge Maturity Date	Fair Value Gain (Loss) December 31, 2024
	(in millions)		(in millions)			(in millions)
Cash Flow Hedges of Existing Debt
Southern Power	$564	3.78%	€500	1.85%	June 2026	$(51)
Fair Value Hedges of Existing Debt
Southern Company parent	1,476	3.39%	1,250	1.88%	September 2027	(167)
Southern Company	$2,040		€1,750			$(218)
For cash flow hedges of foreign currency derivatives, the estimated pre-tax losses expected to be reclassified from AOCI to earnings for the year ending December 31, 2025 are $25 million for Southern Power.
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

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

The fair value of energy-related derivatives, interest rate derivatives, and foreign currency derivatives was reflected as either assets or liabilities in the balance sheets (included in "Other" or shown separately as "Risk Management Activities") as follows:

	2024		2023
Derivative Category and Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
	(in millions)
Southern Company
Energy-related derivatives designated as hedging instruments for regulatory purposes
Current	$33	$82	$12	$198
Non-current	42	40	31	117
Total derivatives designated as hedging instruments for regulatory purposes	75	122	43	315
Derivatives designated as hedging instruments in cash flow and fair value hedges
Energy-related derivatives:
Current	4	3	—	29
Non-current	4	—	3	4
Interest rate derivatives:
Current	—	61	—	74
Non-current	—	208	—	190
Foreign currency derivatives:
Current	—	36	—	34
Non-current	—	182	—	88
Total derivatives designated as hedging instruments in cash flow and fair value hedges	8	490	3	419
Energy-related derivatives not designated as hedging instruments
Current	5	3	8	8
Non-current	1	—	1	2
Total derivatives not designated as hedging instruments	6	3	9	10
Gross amounts recognized	89	615	55	744
Gross amounts offset(a)	(44)	(61)	(23)	(85)
Net amounts recognized in the Balance Sheets(b)	$45	$554	$32	$659

Alabama Power
Energy-related derivatives designated as hedging instruments for regulatory purposes
Current	$11	$30	$6	$69
Non-current	15	12	9	41
Total derivatives designated as hedging instruments for regulatory purposes	26	42	15	110
Gross amounts offset	(19)	(19)	(10)	(10)
Net amounts recognized in the Balance Sheets	$7	$23	$5	$100

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

	2024		2023
Derivative Category and Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
	(in millions)
Georgia Power
Energy-related derivatives designated as hedging instruments for regulatory purposes
Current	$6	$32	$2	$82
Non-current	13	9	10	42
Total derivatives designated as hedging instruments for regulatory purposes	19	41	12	124
Energy-related derivatives not designated as hedging instruments
Current	—	1	—	—
Non-current	—	—	1	—
Total derivatives not designated as hedging instruments	—	1	1	—
Gross amounts recognized	19	42	13	124
Gross amounts offset	(15)	(15)	(11)	(11)
Net amounts recognized in the Balance Sheets	$4	$27	$2	$113

Mississippi Power
Energy-related derivatives designated as hedging instruments for regulatory purposes
Current	$5	$15	$3	$27
Non-current	14	19	12	34
Total derivatives designated as hedging instruments for regulatory purposes	19	34	15	61
Gross amounts offset	(17)	(17)	(14)	(14)
Net amounts recognized in the Balance Sheets	$2	$17	$1	$47

Southern Power
Derivatives designated as hedging instruments in cash flow hedges
Energy-related derivatives:
Current	$1	$—	$—	$5
Non-current	3	—	3	—
Foreign currency derivatives:
Current	—	11	—	11
Non-current	—	40	—	11
Total derivatives designated as hedging instruments in cash flow hedges	4	51	3	27
Net amounts recognized in the Balance Sheets	$4	$51	$3	$27

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

	2024		2023
Derivative Category and Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
	(in millions)
Southern Company Gas
Energy-related derivatives designated as hedging instruments for regulatory purposes
Current	$11	$5	$1	$20
Derivatives designated as hedging instruments in cash flow and fair value hedges
Energy-related derivatives:
Current	3	3	—	24
Non-current	1	—	—	4
Interest rate derivatives:
Current	—	17	—	20
Non-current	—	67	—	59
Total derivatives designated as hedging instruments in cash flow and fair value hedges	4	87	—	107
Energy-related derivatives not designated as hedging instruments
Current	5	2	7	8
Non-current	1	—	1	2
Total derivatives not designated as hedging instruments	6	2	8	10
Gross amounts recognized	21	94	9	137
Gross amounts offset(a)	7	(10)	12	(50)
Net amounts recognized in the Balance Sheets(b)	$28	$84	$21	$87
(a)Gross amounts offset includes cash collateral held on deposit in broker margin accounts of $17 million and $62 million at December 31, 2024 and 2023, respectively.
(b)Net amounts of derivative instruments outstanding exclude immaterial premium and intrinsic value associated with weather derivatives for all periods presented.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

At December 31, 2024 and 2023, the pre-tax effects of unrealized derivative gains (losses) arising from energy-related derivative instruments designated as regulatory hedging instruments and deferred were as follows:

Regulatory Hedge Unrealized Gain (Loss) Recognized in the Balance Sheets
Derivative Category and Balance Sheet Location	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Company Gas
	(in millions)
At December 31, 2024:
Energy-related derivatives:
Other regulatory assets, current	$(61)	$(23)	$(26)	$(11)	$(1)
Other regulatory assets, deferred	(5)	—	—	(5)	—
Other regulatory liabilities, current	8	4	—	—	4
Other regulatory liabilities, deferred	8	3	4	1	—
Total energy-related derivative gains (losses)	$(50)	$(16)	$(22)	$(15)	$3

At December 31, 2023:
Energy-related derivatives:
Other regulatory assets, current	$(180)	$(67)	$(80)	$(25)	$(8)
Other regulatory assets, deferred	(87)	(32)	(33)	(22)	—
Other regulatory liabilities, current	9	4	—	1	4
Other regulatory liabilities, deferred	1	—	1	—	—
Total energy-related derivative gains (losses)	$(257)	$(95)	$(112)	$(46)	$(4)

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

For the years ended December 31, 2024, 2023, and 2022, the pre-tax effects of cash flow and fair value hedge accounting on AOCI for the applicable Registrants were as follows:

Gain (Loss) From Derivatives Recognized in OCI	2024	2023	2022
	(in millions)
Southern Company
Cash flow hedges:
Energy-related derivatives	$(7)	$(81)	$3
Interest rate derivatives	23	(12)	46
Foreign currency derivatives	(40)	14	(105)
Fair value hedges(*):
Foreign currency derivatives	16	21	(24)
Total	$(8)	$(58)	$(80)
Georgia Power
Cash flow hedges:
Interest rate derivatives	$24	$(2)	$31
Mississippi Power
Cash flow hedges:
Interest rate derivatives	$7	$—	$—
Southern Power
Cash flow hedges:
Energy-related derivatives	$(1)	$(18)	$(15)
Foreign currency derivatives	(40)	14	(105)
Total	$(41)	$(4)	$(120)
Southern Company Gas
Cash flow hedges:
Energy-related derivatives	$(6)	$(63)	$18
Interest rate derivatives	(5)	—	—
Total	$(11)	$(63)	$18
(*)Represents amounts excluded from the assessment of effectiveness for which the difference between changes in fair value and periodic amortization is recorded in OCI.
The pre-tax effects of interest rate derivatives designated as cash flow hedging instruments on AOCI were immaterial for Alabama Power for the years ended December 31, 2023 and 2022.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

The pre-tax effects of cash flow and fair value hedge accounting on income for the years ended December 31, 2024, 2023, and 2022 were as follows:

		Gain (Loss)
Statements of Income Location	Derivative Category	2024	2023	2022
		(in millions)
Southern Company
Cost of natural gas	Energy-related cash flow hedges	$(40)	$(44)	$37
Other operations and maintenance	Energy-related cash flow hedges	(2)	(2)	—
Depreciation and amortization	Energy-related cash flow hedges	(6)	(23)	(5)
Interest expense, net of amounts capitalized	Interest rate cash flow hedges	(16)	(35)	(25)
	Foreign currency cash flow hedges	(12)	(11)	(19)
	Interest rate fair value hedges	(4)	37	(291)
Other income (expense), net	Foreign currency cash flow hedges	(33)	19	(83)
	Foreign currency fair value hedges	2	69	(106)
	Amount excluded from effectiveness testing recognized in earnings	(16)	(21)	24
Southern Power
Depreciation and amortization	Energy-related cash flow hedges	$(6)	$(23)	$(5)
Interest expense, net of amounts capitalized	Foreign currency cash flow hedges	(12)	(11)	(19)
Other income (expense), net	Foreign currency cash flow hedges	(33)	19	(83)
Southern Company Gas
Cost of natural gas	Energy-related cash flow hedges	$(40)	$(44)	$37
Other operations and maintenance	Energy-related cash flow hedges	(2)	(2)	—
Interest expense, net of amounts capitalized	Interest rate cash flow hedges	(1)	(19)	(4)
	Interest rate fair value hedges	(5)	6	(86)
The pre-tax effects of cash flow hedge accounting on income for interest rate derivatives were immaterial for the traditional electric operating companies for all years presented.
At December 31, 2024 and 2023, the following amounts were recorded on the balance sheets related to cumulative basis adjustments for fair value hedges:

	Carrying Amount of the Hedged Item		Cumulative Amount of Fair Value Hedging Adjustment included in Carrying Amount of the Hedged Item
Balance Sheet Location of Hedged Items	At December 31, 2024	At December 31, 2023	At December 31, 2024	At December 31, 2023
	(in millions)		(in millions)
Southern Company
Long-term debt	$(2,936)	$(3,024)	$242	$235

Southern Company Gas
Long-term debt	$(422)	$(427)	$75	$70

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

The pre-tax effects of energy-related derivatives not designated as hedging instruments on the statements of income of Southern Company and Southern Company Gas for the years ended December 31, 2024, 2023, and 2022 were as follows:

		Gain (Loss)
Derivatives in Non-Designated Hedging Relationships	Statements of Income Location	2024	2023	2022
		(in millions)
Energy-related derivatives	Natural gas revenues(*)	$—	$—	$(11)
	Cost of natural gas	94	59	(65)
Total derivatives in non-designated hedging relationships		$94	$59	$(76)
(*)Excludes the impact of weather derivatives recorded in natural gas revenues of $12 million, $15 million, and $(7) million for 2024, 2023 and 2022, respectively, as they are accounted for based on intrinsic value rather than fair value.
The pre-tax effects of energy-related derivatives not designated as hedging instruments were immaterial for all other Registrants for all years presented.
Contingent Features
The Registrants do not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain derivatives that could require collateral, but not accelerated payment, in the event of various credit rating changes of certain Southern Company subsidiaries. Generally, collateral may be provided by a Southern Company guaranty, letter of credit, or cash. At December 31, 2024, the Registrants had no collateral posted with derivative counterparties to satisfy these arrangements.
For Southern Company, the fair value of foreign currency derivative liabilities and interest rate derivative liabilities with contingent features, and the maximum potential collateral requirements arising from the credit-risk-related contingent features at a rating below BBB- and/or Baa3, was $72 million at December 31, 2024. For Southern Power, the fair value of foreign currency derivative liabilities with contingent features, and the maximum potential collateral requirements arising from the credit-risk-related contingent features at a rating below BBB- and/or Baa3, was $24 million at December 31, 2024. For the traditional electric operating companies and Southern Power, energy-related derivative liabilities with contingent features and the maximum potential collateral requirements arising from the credit-risk-related contingent features, at a rating below BBB- and/or Baa3, were immaterial at December 31, 2024. The maximum potential collateral requirements arising from the credit-risk-related contingent features for the traditional electric operating companies and Southern Power include certain agreements that could require collateral in the event that one or more Southern Company power pool participants has a credit rating change to below investment grade.
Alabama Power and Southern Power maintain accounts with certain regional transmission organizations to facilitate financial derivative transactions, and they may be required to post collateral based on the value of the positions in these accounts and the associated margin requirements. At December 31, 2024, cash collateral posted in these accounts was immaterial for Alabama Power and Southern Power. Southern Company Gas maintains accounts with brokers or the clearing houses of certain exchanges to facilitate financial derivative transactions. Based on the value of the positions in these accounts and the associated margin requirements, Southern Company Gas may be required to deposit cash into these accounts. At December 31, 2024, cash collateral held on deposit in broker margin accounts was $17 million.
The Registrants are exposed to losses related to financial instruments in the event of counterparties' nonperformance. The Registrants generally enter into agreements and material transactions with counterparties that have investment grade credit ratings by Moody's, S&P, or Fitch or with counterparties who have posted collateral to cover potential credit exposure. The Registrants have also established risk management policies and controls to determine and monitor the creditworthiness of counterparties in order to mitigate their exposure to counterparty credit risk.
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

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

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
15. ACQUISITIONS AND DISPOSITIONS
Alabama Power
In 2022, Alabama Power completed its acquisition of the Calhoun Generating Station, which was accounted for as an asset acquisition. The total purchase price was $179 million, of which $171 million was related to net assets recorded within property, plant, and equipment on the balance sheet and reflected in property additions within the investing section of the statement of cash flows. The remainder primarily related to fossil fuel stock and materials and supplies. See Note 2 under "Alabama Power – Rate CNP New Plant" for additional information.
On October 24, 2024, Alabama Power entered into an agreement to acquire all of the equity interests in Tenaska Alabama Partners, L.P., which owns and operates the Lindsay Hill Generating Station. See Note 2 under "Alabama Power – Petition for Certificate of Convenience and Necessity" for additional information.
Mississippi Power
On November 8, 2024, Mississippi Power entered into an agreement with FP&L to acquire FP&L's 50% ownership interest in Plant Daniel Units 1 and 2. See Note 2 under "Mississippi Power – Plant Daniel" for additional information.
Southern Power
Southern Power's acquisition-related costs for the projects discussed under "Asset Acquisitions" and "Construction Projects" were not material for any of the years presented.
Asset Acquisitions
During 2023, Southern Power acquired the Millers Branch and South Cheyenne projects, as discussed further under "Construction Projects" below, with an aggregate purchase price of $193 million. There were no asset acquisitions during 2024 and 2022.
Construction Projects
During 2024, Southern Power completed construction of and placed in service the 150-MW South Cheyenne solar facility. In addition, Southern Power continued construction of the 200-MW first phase and began construction of the 180-MW second phase and the 132-MW third phase of the Millers Branch solar facility. At December 31, 2024, the total cost of construction incurred for the Millers Branch project was $292 million, which is primarily included in CWIP.

Project Facility	Resource	Approximate Nameplate Capacity (MW)	Location	Actual/Projected COD	PPA Contract Period
Projects Under Construction at December 31, 2024
Millers Branch
Phase I	Solar	200	Haskell County, TX	Fourth quarter 2025	20 years
Phase II	Solar	180	Haskell County, TX	Second quarter 2026	15 years
Phase III	Solar	132	Haskell County, TX	Fourth quarter 2026	15 years
Projects Completed During 2024
South Cheyenne	Solar	150	Laramie County, WY	April 2024	20 years
Projects Completed During 2022
Garland Solar Storage(a)	Battery energy storage	88	Kern County, CA	September 2021 through February 2022(b)	20 years
Tranquillity Solar Storage(a)	Battery energy storage	72	Fresno County, CA	November 2021 through March 2022(c)	20 years
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

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

Development Projects
In November 2024, Southern Power committed to a development project to repower 200 MWs of the 299-MW Kay Wind facility located in Kay County, Oklahoma. The output of the project is contracted under an amended 20-year PPA with commercial operation projected to occur in the third quarter 2026.
Southern Company Gas
In September 2022, certain affiliates of Southern Company Gas entered into agreements to sell two natural gas storage facilities located in California and Texas for an aggregate purchase price of $186 million, plus working capital and certain other adjustments. The sale of the Texas facility was completed in November 2022 and the sale of the California facility was completed in September 2023. Both sales resulted in an immaterial loss. Completion of the sale of the Texas facility was subject to release of a Southern Company Gas parent guarantee, which was executed in October 2022 and, as a result, Southern Company Gas recorded pre-tax impairment charges totaling approximately $131 million ($99 million after tax) in the fourth quarter 2022.
Neither of these dispositions, both individually and combined, represented a strategic shift in operations for Southern Company Gas that has, or is expected to have, a major effect on its operations and financial results; therefore, none of the assets related to the sales were classified as discontinued operations for the applicable periods presented.
16. SEGMENT AND RELATED INFORMATION
The Registrants adopted ASU 2023-07 and applied the guidance retrospectively effective for the fiscal year beginning January 1, 2024. See Note 1 under "Recently Adopted Accounting Standards" for additional information.
The CODM at Southern Company, the traditional electric operating companies, and Southern Company Gas is the chairman, president, and chief executive officer of such Registrant. Southern Power's CODM consists of the chairman and chief executive officer and the president. The CODMs assess segment performance using net income that is reflected on the Registrants' respective statements of income as net income attributable to the registrant, net income after dividends on preferred stock, or net income, as applicable. The CODMs use net income in the annual budget and forecasting process and consider budget versus actual results on a monthly basis when making decisions about the allocation of resources. Unless noted below, the CODMs do not utilize segment asset information.
Southern Company
Southern Company's reportable business segments are the sale of electricity by the traditional electric operating companies, the sale of electricity in the competitive wholesale market by Southern Power, and the sale of natural gas and other complementary products and services by Southern Company Gas. While the traditional electric operating companies represent three separate operating segments, they are vertically integrated utilities providing electric service to retail customers, as well as wholesale customers, in the Southeast and have been aggregated into one reportable segment. Revenues from sales by Southern Power to the traditional electric operating companies were $371 million, $537 million, and $875 million in 2024, 2023, and 2022, respectively. Revenues from sales of natural gas from Southern Company Gas to the traditional electric operating companies and Southern Power were immaterial for all periods presented. The "All Other" column includes the Southern Company parent entity, which does not allocate operating expenses to business segments. Also, this category includes segments below the quantitative threshold for separate disclosure. These segments include providing distributed energy and resilience solutions and deploying microgrids for commercial, industrial, governmental, and utility customers, as well as investments in telecommunications. All other inter-segment revenues are not material.
Southern Company's CODM utilizes segment net income, including variances to budget and forecasts, to assess performance and is not provided with segment expense information. To achieve the consolidated net income goal, Southern Company's CODM sets net income expectations for each operating segment, which is expected to monitor its expenses in order to achieve its assigned net income target. Therefore, Southern Company has no reportable significant segment expenses.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

Financial data for business segments and products and services for the years ended December 31, 2024, 2023, and 2022 was as follows:

	Electric Utilities
	Traditional Electric Operating Companies	Southern Power	Eliminations	Total	Southern Company Gas	Total Reportable Segments	All Other	Eliminations	Consolidated
	(in millions)
2024
Operating revenues	$19,977	$2,014	$(388)	$21,603	$4,456	$26,059	$843	$(178)	$26,724
Other segment items(a)(b)(c)(d)	10,057	1,060	(388)	10,729	2,613	13,342	802	(149)	13,995
Depreciation and amortization(e)	3,512	522	—	4,034	650	4,684	71	—	4,755
Earnings from equity method investments	8	—	—	8	146	154	(17)	2	139
Interest expense	1,255	117	—	1,372	341	1,713	1,030	—	2,743
Income taxes (benefit)	1,016	(13)	—	1,003	258	1,261	(292)	—	969
Segment net income (loss)(b)(c)(d)(e)(f)	$4,145	$328	$—	$4,473	$740	$5,213	$(785)	$(27)	$4,401

Goodwill	$—	$2	$—	$2	$5,015	$5,017	$144	$—	$5,161
Total assets	105,577	12,653	(1,025)	117,205	26,177	143,382	2,371	(573)	145,180

2023
Operating revenues	$18,358	$2,189	$(549)	$19,998	$4,702	$24,700	$718	$(165)	$25,253
Other segment items(a)(c)(g)(h)	9,643	1,187	(549)	10,281	3,124	13,405	699	(150)	13,954
Depreciation and amortization	3,361	504	—	3,865	582	4,447	78	—	4,525
Earnings from equity method investments	(1)	—	—	(1)	140	139	5	—	144
Interest expense	1,145	129	—	1,274	310	1,584	879	(17)	2,446
Income taxes (benefit)	571	12	—	583	211	794	(298)	—	496
Segment net income (loss)(c)(f)(g)(h)	$3,637	$357	$—	$3,994	$615	$4,609	$(635)	$2	$3,976

Goodwill	$—	$2	$—	$2	$5,015	$5,017	$144	$—	$5,161
Total assets	100,429	12,761	(545)	112,645	25,083	137,728	2,446	(843)	139,331

2022
Operating revenues	$20,408	$3,369	$(904)	$22,873	$5,962	$28,835	$593	$(149)	$29,279
Other segment items(a)(c)(i)(j)	12,820	2,341	(904)	14,257	4,536	18,793	771	(138)	19,426
Depreciation and amortization	2,513	516	—	3,029	559	3,588	75	—	3,663
Earnings from equity method investments	—	—	—	—	148	148	3	—	151
Interest expense	929	138	—	1,067	263	1,330	694	(2)	2,022
Income taxes (benefit)	828	20	—	848	180	1,028	(233)	—	795
Segment net income (loss)(c)(f)(i)(j)	$3,318	$354	$—	$3,672	$572	$4,244	$(711)	$(9)	$3,524

Goodwill	$—	$2	$—	$2	$5,015	$5,017	$144	$—	$5,161
Total assets	95,861	13,081	(659)	108,283	24,621	132,904	2,665	(678)	134,891
(a)Primarily consists of fuel, purchased power, cost of natural gas, cost of other sales, other operations and maintenance, taxes other than income taxes, charges (credits) to income for estimated probable losses, losses (gains) on asset dispositions, impairment charges, AFUDC equity, non-service cost-related retirement benefits income, and net income (loss) attributable to noncontrolling interests.
(b)For the traditional electric operating companies, includes a pre-tax impairment loss at Alabama Power of $36 million ($27 million after tax) related to Alabama Power discontinuing the development of a multi-use commercial facility. See Note 1 under "Impairment of Long-Lived Assets" for additional information.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

(c)For the traditional electric operating companies, includes pre-tax charges (credits) to income at Georgia Power for the estimated probable loss associated with the construction and completion of Plant Vogtle Units 3 and 4 of $(21) million ($(16) million after tax) in 2024, $(68) million ($(50) million after tax) in 2023, and $183 million ($137 million after tax) in 2022. See Note 2 under "Georgia Power – Nuclear Construction" for additional information.
(d)For the traditional electric operating companies, includes a pre-tax gain at Georgia power of approximately $114 million ($84 million after tax) related to the sale of transmission line assets under the integrated transmission system agreement. See Note 2 under "Georgia Power – Transmission Asset Sales" for additional information.
(e)For Southern Power, includes pre-tax accelerated depreciation of $9 million ($7 million after tax) related to the commitment to repower 200 MWs of the Kay Wind facility. See Note 15 under "Southern Power – Development Projects" for additional information.
(f)Attributable to Southern Company.
(g)For Southern Power, includes an $18 million pre-tax loss recovery ($9 million after tax and partnership allocations) related to an arbitration award and a $16 million pre-tax gain ($12 million after tax) on the sale of spare parts. See Note 3 under "General Litigation Matters – Southern Power" for additional information.
(h)For Southern Company Gas, includes pre-tax charges totaling approximately $96 million ($72 million after tax) associated with the disallowance of certain capital investments at Nicor Gas. See Note 2 under "Southern Company Gas" for additional information.
(i)For Southern Company Gas, includes pre-tax impairment charges totaling approximately $131 million ($99 million after tax) related to the sale of natural gas storage facilities. See Note 15 under "Southern Company Gas" for additional information.
(j)For the "All Other" column, includes a $119 million goodwill impairment loss (pre-tax and after tax) at PowerSecure. See Note 1 under "Goodwill and Other Intangible Assets" for additional information.
Products and Services

Electric Utilities' Revenues
Year	Retail	Wholesale	Other	Total
	(in millions)
2024	$17,790	$2,431	$1,382	$21,603
2023	16,343	2,467	1,188	19,998
2022	18,197	3,641	1,035	22,873

Southern Company Gas' Revenues
Year	Gas Distribution Operations	Gas Marketing Services	All Other	Total
	(in millions)
2024	$3,899	$516	$41	$4,456
2023	4,090	548	64	4,702
2022	5,240	638	84	5,962
Traditional Electric Operating Companies
Each of the traditional electric operating companies' single reportable business segment is the sale of electricity. Revenues from products and services of the traditional electric operating companies are segregated into retail, wholesale, and other as reflected on their statements of income.
Alabama Power and Georgia Power have identified utility operations and maintenance expenses as significant segment expenses provided to their CODMs. Utility operations and maintenance expenses is calculated as other operations and maintenance, as reflected on the statements of income, less expenses from unregulated products and services, losses (gains) on asset dispositions, impairment charges, and amortization of cloud software. Alabama Power's utility operations and maintenance expenses are disaggregated into expenses related to Rate RSE and Rate CNP Compliance, which are not applicable to Georgia Power. See Note 2 under "Alabama Power" for additional information.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

Financial data for Alabama Power's and Georgia Power's significant segment expenses and other segment information for the years ended December 31, 2024, 2023, and 2022 was as follows:

	2024	2023	2022
	(in millions)
Alabama Power
Operating revenues	$7,554	$7,050	$7,817
Utility operations and maintenance
Rate RSE expenses	1,480	1,421	1,645
Rate CNP Compliance expenses	279	254	237
Total utility operations and maintenance	1,759	1,675	1,882
Other segment items(a)(b)	2,125	2,098	2,915
Depreciation and amortization	1,459	1,401	875
Interest expense	448	425	382
Income taxes	360	81	423
Segment net income(b)	$1,403	$1,370	$1,340

Capital expenditures	$2,114	$2,159	$2,206

Georgia Power
Operating revenues	$11,331	$10,118	$11,584
Utility operations and maintenance	2,210	1,901	2,237
Other segment items(a)(c)(d)	3,476	3,382	5,249
Depreciation and amortization	1,774	1,681	1,430
Interest expense	725	626	485
Income taxes	603	448	370
Segment net income(c)(d)	$2,543	$2,080	$1,813

Capital expenditures	$5,355	$5,394	$4,219
(a)Primarily consists of fuel, purchased power, expenses from unregulated products and services, losses (gains) on asset dispositions, impairment charges, amortization of cloud software, taxes other than income taxes, charges (credits) to income for estimated probable losses, AFUDC equity, and non-service cost-related retirement benefits income. Also includes earnings from equity method investments, which were immaterial for all periods presented.
(b)For 2024, includes a pre-tax impairment loss of $36 million ($27 million after tax) related to Alabama Power discontinuing the development of a multi-use commercial facility. See Note 1 under "Impairment of Long-Lived Assets" for additional information.
(c)Includes pre-tax charges (credits) to income for the estimated probable loss associated with the construction and completion of Plant Vogtle Units 3 and 4 of $(21) million ($(16) million after tax) in 2024, $(68) million ($(50) million after tax) in 2023, and $183 million ($137 million after tax) in 2022. See Note 2 under "Georgia Power – Nuclear Construction" for additional information.
(d)For 2024, includes a pre-tax gain of approximately $114 million ($84 million after tax) related to the sale of transmission line assets under the integrated transmission system agreement. See Note 2 under "Georgia Power – Transmission Asset Sales" for additional information.
Mississippi Power's CODM utilizes segment expense information in the form of variances to budget to assess performance; therefore, Mississippi Power has no reportable significant segment expenses. Mississippi Power's segment information for revenues, depreciation and amortization, interest expense, and income taxes is reflected on its statements of income. Mississippi Power's earnings from equity method investments are included in other income (expense), net on its statements of income and were immaterial for all periods presented. Other segment items primarily consist of fuel and purchased power, other operations and maintenance, taxes other than income taxes, and non-service cost-related retirement benefits income and totaled $0.9 billion, $1.0 billion, and $1.3 billion for the years ended December 31, 2024, 2023, and 2022, respectively.
Southern Power
Southern Power's single reportable business segment is the sale of electricity in the competitive wholesale market. Substantially all of Southern Power's revenues from products and services are reflected as wholesale on its consolidated statements of income. Southern Power's CODM utilizes segment expense information in the form of variances to budget to assess performance; therefore, Southern Power has no reportable significant segment expenses. Southern Power's segment information for revenues, depreciation and amortization, interest expense, and income taxes (benefit) is reflected on its consolidated statements of income. Southern Power had no earnings from equity method investments for any period presented. Other segment items primarily consist of fuel, purchased power, other operations and maintenance, taxes other than income taxes, losses (gains) on asset dispositions,

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

and net income (loss) attributable to noncontrolling interests and totaled $1.1 billion, $1.2 billion, and $2.3 billion for the years ended December 31, 2024, 2023, and 2022, respectively.
Southern Company Gas
Southern Company Gas manages its business through three reportable segments – gas distribution operations, gas pipeline investments, and gas marketing services. The non-reportable segments are combined and presented as all other. See Note 15 under "Southern Company Gas" for additional information on the disposition activities described herein.
The gas distribution operations segment is the largest component of Southern Company Gas' business and includes natural gas local distribution utilities that construct, manage, and maintain intrastate natural gas pipelines and gas distribution facilities in four states.
The gas pipeline investments segment consists of joint ventures in natural gas pipeline investments including a 50% interest in SNG and a 50% joint ownership interest in the Dalton Pipeline. These natural gas pipelines enable the provision of diverse sources of natural gas supplies to the customers of Southern Company Gas. See Notes 5 and 7 for additional information.
The gas marketing services segment provides natural gas marketing to end-use customers primarily in Georgia and Illinois through SouthStar.
The "All Other" column includes segments and subsidiaries that fall below the quantitative threshold for separate disclosure, including storage and fuels operations. The "All Other" column included a natural gas storage facility in Texas through its sale in November 2022 and a natural gas storage facility in California through its sale in September 2023.
Southern Company Gas' CODM utilizes segment expense information in the form of variances to budget to assess performance; therefore, Southern Company Gas has no reportable significant segment expenses.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

Financial data for business segments for the years ended December 31, 2024, 2023, and 2022 was as follows:

	Gas Distribution Operations	Gas Pipeline Investments	Gas Marketing Services	Total Reportable Segments	All Other	Eliminations	Consolidated
	(in millions)
2024
Operating revenues	$3,899	$32	$516	$4,447	$23	$(14)	$4,456
Other segment items(a)	2,236	6	356	2,598	29	(14)	2,613
Depreciation and amortization	630	5	14	649	1	—	650
Earnings from equity method investments	—	146	—	146	—	—	146
Interest expense	311	35	3	349	(8)	—	341
Income taxes	172	31	41	244	14	—	258
Segment net income (loss)	$550	$101	$102	$753	$(13)	$—	$740

Total assets	$24,067	$1,573	$1,696	$27,336	$10,047	$(11,206)	$26,177

2023
Operating revenues	$4,105	$32	$548	$4,685	$36	$(19)	$4,702
Other segment items(a)(b)	2,702	5	402	3,109	34	(19)	3,124
Depreciation and amortization	561	5	15	581	1	—	582
Earnings from equity method investments	—	140	—	140	—	—	140
Interest expense	275	32	3	310	—	—	310
Income taxes	126	32	37	195	16	—	211
Segment net income (loss)(b)	$441	$98	$91	$630	$(15)	$—	$615

Total assets	$22,906	$1,534	$1,615	$26,055	$9,675	$(10,647)	$25,083

2022
Operating revenues	$5,267	$32	$638	$5,937	$55	$(30)	$5,962
Other segment items(a)(c)	3,907	6	488	4,401	165	(30)	4,536
Depreciation and amortization	516	5	16	537	22	—	559
Earnings from equity method investments	—	148	—	148	—	—	148
Interest expense	229	27	3	259	4	—	263
Income taxes (benefit)	145	35	37	217	(37)	—	180
Segment net income (loss)(c)	$470	$107	$94	$671	$(99)	$—	$572

Total assets	$22,040	$1,577	$1,616	$25,233	$8,943	$(9,555)	$24,621
(a)Primarily consists of cost of natural gas, other operations and maintenance, taxes other than income taxes, impairment charges, estimated loss on regulatory disallowance, AFUDC equity, and non-service cost-related retirement benefits income.
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
There have been no changes in Southern Company's, Alabama Power's, Georgia Power's, Mississippi Power's, Southern Power's, or Southern Company Gas' internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fourth quarter 2024 that have materially affected or are reasonably likely to materially affect Southern Company's, Alabama Power's, Georgia Power's, Mississippi Power's, Southern Power's, or Southern Company Gas' internal control over financial reporting.
Item 9B.OTHER INFORMATION
The following table reports information regarding the adoption of "Rule 10b5-1 trading arrangements" or "non-Rule 10b5-1 trading arrangements," as defined in Item 408(a) of Regulation S-K, during the three months ended December 31, 2024 for Southern Company's directors and "officers," as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended. There were no modifications or terminations of such trading arrangements during the three months ended December 31, 2024. Unless otherwise indicated, each trading arrangement listed below is a "Rule 10b5-1 trading arrangement," provides for the sale of shares of Southern Company's common stock, commences no earlier than the expiration of the cooling-off period required by Rule 10b5-1(c)(1)(ii)(B)(1) under the Securities Exchange Act of 1934, as amended, and terminates upon the earlier of the "Expiration Date" listed below or the completion of all sales. The Subsidiary Registrants had no reportable trading arrangements for the three months ended December 31, 2024.

Name	Title	Date of Adoption	Expiration Date	Aggregate Number of Shares Covered
Kimberly S. Greene	Chairman, President, and Chief Executive Officer, Georgia Power	November 4, 2024	March 3, 2026	45,348
Stanley W. Connally, Jr.	Executive Vice President and Chief Operating Officer	November 12, 2024	March 17, 2026	12,500

    Table of Contents                                Index to Financial Statements
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
Under management's supervision, an evaluation of the design and effectiveness of Southern Company's internal control over financial reporting was conducted based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Southern Company's internal control over financial reporting was effective as of December 31, 2024.
Deloitte & Touche LLP, as auditors of Southern Company's financial statements, has issued an attestation report on the effectiveness of Southern Company's internal control over financial reporting as of December 31, 2024, which is included herein.

/s/ Christopher C. Womack
Christopher C. Womack
Chairman, President, and Chief Executive Officer

/s/ Daniel S. Tucker
Daniel S. Tucker
Executive Vice President, Chief Financial Officer, and Treasurer
February 19, 2025

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
Under management's supervision, an evaluation of the design and effectiveness of Alabama Power's internal control over financial reporting was conducted based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Alabama Power's internal control over financial reporting was effective as of December 31, 2024.

/s/ J. Jeffrey Peoples
J. Jeffrey Peoples
Chairman, President, and Chief Executive Officer

/s/ Moses H. Feagin
Moses H. Feagin
Executive Vice President, Chief Financial Officer, and Treasurer
February 19, 2025

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
Under management's supervision, an evaluation of the design and effectiveness of Georgia Power's internal control over financial reporting was conducted based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Georgia Power's internal control over financial reporting was effective as of December 31, 2024.

/s/ Kimberly S. Greene
Kimberly S. Greene
Chairman, President, and Chief Executive Officer

/s/ Aaron P. Abramovitz
Aaron P. Abramovitz
Executive Vice President, Chief Financial Officer, and Treasurer
February 19, 2025

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
Under management's supervision, an evaluation of the design and effectiveness of Mississippi Power's internal control over financial reporting was conducted based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Mississippi Power's internal control over financial reporting was effective as of December 31, 2024.

/s/ Anthony L. Wilson
Anthony L. Wilson
Chairman, President, and Chief Executive Officer

/s/ Matthew P. Grice
Matthew P. Grice
Vice President, Chief Financial Officer, and Treasurer
February 19, 2025

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
Under management's supervision, an evaluation of the design and effectiveness of Southern Power's internal control over financial reporting was conducted based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Southern Power's internal control over financial reporting was effective as of December 31, 2024.

/s/ Christopher Cummiskey
Christopher Cummiskey
Chairman and Chief Executive Officer

/s/ Gary Kerr
Gary Kerr
Senior Vice President, Chief Financial Officer, and Treasurer
February 19, 2025

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
Under management's supervision, an evaluation of the design and effectiveness of Southern Company Gas' internal control over financial reporting was conducted based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Southern Company Gas' internal control over financial reporting was effective as of December 31, 2024.

/s/ James Y. Kerr II
James Y. Kerr II
Chairman, President, and Chief Executive Officer

/s/ Grace A. Kolvereid
Grace A. Kolvereid
Executive Vice President, Chief Financial Officer, and Treasurer
February 19, 2025

    Table of Contents                                Index to Financial Statements
PART III
Items 10 (other than the information under "Code of Ethics" below), 11, 12, 13, and 14 for Southern Company are incorporated by reference to Southern Company's Definitive Proxy Statement relating to the 2025 Annual Meeting of Stockholders. Specifically, reference is made to "Corporate Governance at Southern Company" and "Biographical Information about our Nominees for Director," as well as "Delinquent Section 16(a) Reports," if required, for Item 10, "Compensation Discussion and Analysis," "Executive Compensation Tables," and "Director Compensation" for Item 11, "Stock Ownership Information," "Executive Compensation Tables," and "Equity Compensation Plan Information" for Item 12, "Biographical Information about our Nominees for Director" and "Corporate Governance at Southern Company" for Item 13, and "Principal Independent Registered Public Accounting Firm Fees" for Item 14.
Items 10, 11, 12, and 13 for each of the Subsidiary Registrants are omitted pursuant to General Instruction I(2)(c) of Form 10-K. Item 14 for each of the Subsidiary Registrants is contained herein.
Item 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Code of Ethics
The Registrants collectively have adopted a code of business conduct and ethics (Code of Ethics) that applies to each director, officer, and employee of the Registrants and their subsidiaries. The Code of Ethics can be found on Southern Company's website located at www.southerncompany.com. The Code of Ethics is also available free of charge in print to any shareholder by requesting a copy from Laura O. Hewett, Corporate Secretary, Southern Company, 30 Ivan Allen Jr. Boulevard NW, Atlanta, Georgia 30308. Any amendment to or waiver from the Code of Ethics that applies to executive officers and directors will be posted on the website.
Insider Trading Policies and Procedures
Each of the Registrants has adopted a Prohibition of Securities Trading Policy governing, among other items, the purchase, sale, and/or other dispositions of such Registrant's securities by directors, officers, and employees. Each Prohibition of Securities Trading Policy is reasonably designed to promote compliance with insider trading laws, rules, and regulations, and any listing standards applicable to such Registrant. The Prohibition of Securities Trading Policies do not address transactions in the Registrants' securities by the Registrants themselves; however, pursuant to the Code of Ethics, which, among other items, requires each Registrant to comply with all laws and regulations, it is the policy of each Registrant to comply with applicable securities laws and regulations with respect to any such transactions. Copies of the Prohibition of Securities Trading Policy for each Registrant are filed as Exhibits 19(a)-(f) to this Annual Report on Form 10-K.
III-1

    Table of Contents                                Index to Financial Statements
Item 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES
The following represents fees billed to the Subsidiary Registrants in 2024 and 2023 by Deloitte & Touche LLP, each company's principal public accountant:

	2024	2023
	(in thousands)
Alabama Power
Audit Fees (a)	$3,663	$3,830
Audit-Related Fees (b)	128	126
Tax Fees	—	—
All Other Fees (c)	46	139
Total	$3,837	$4,095
Georgia Power
Audit Fees (a)	$6,216	$5,611
Audit-Related Fees (b)	196	162
Tax Fees	—	—
All Other Fees (c)	29	134
Total	$6,441	$5,907
Mississippi Power
Audit Fees (a)	$697	$714
Audit-Related Fees (b)	25	8
Tax Fees	—	—
All Other Fees (c)	7	31
Total	$729	$753
Southern Power
Audit Fees (a)	$1,028	$1,105
Audit-Related Fees (d)	2,478	2,333
Tax Fees	—	—
All Other Fees (c)	33	53
Total	$3,539	$3,491
Southern Company Gas
Audit Fees (a)(e)	$2,711	$2,648
Audit-Related Fees (b)	297	800
Tax Fees	—	—
All Other Fees (c)	11	72
Total	$3,019	$3,520
(a)Includes services performed in connection with financing transactions.
(b)Represents fees for statutory and non-statutory audit services and other attest services.
(c)Represents registration fees for attendance at Deloitte & Touche LLP-sponsored education seminars and other non-audit advisory services.
(d)Represents fees in connection with audits of Southern Power partnerships, other statutory and non-statutory audit services, and other attest services.
(e)Includes fees in connection with statutory audits of several Southern Company Gas subsidiaries.
The Southern Company Audit Committee (on behalf of Southern Company and its subsidiaries) has a Policy of Engagement of the Independent Auditor for Audit and Non-Audit Services that includes pre-approval requirements for the audit and non-audit services provided by Deloitte & Touche LLP. All of the services provided by Deloitte & Touche LLP in fiscal years 2024 and 2023 and related fees were approved in advance by the Southern Company Audit Committee.
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

Item 16.FORM 10-K SUMMARY

None.

    Table of Contents                                Index to Financial Statements
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023, AND 2022

		Additions
Description	Balance at Beginning of Period	Charged to Income	Charged to Other Accounts	Deductions(*)	Balance at End of Period
	(in millions)
Provision for uncollectible accounts:

Southern Company
2024	$68	$119	$(1)	$112	$74
2023	71	87	3	93	68
2022	78	71	(1)	77	71

Alabama Power
2024	$16	$26	$—	$20	$22
2023	14	16	—	14	16
2022	14	10	—	10	14

Georgia Power
2024	$4	$51	$—	$40	$15
2023	3	26	—	25	4
2022	2	21	—	20	3

Mississippi Power
2024	$1	$2	$—	$2	$1
2023	1	2	—	2	1
2022	1	1	1	2	1

Southern Power
2024	$1	$(1)	$—	$—	$—
2023	1	—	—	—	1
2022	5	(2)	—	2	1

Southern Company Gas
2024	$44	$39	$(1)	$49	$33
2023	50	43	3	52	44
2022	39	55	—	44	50
(*)Deductions represent write-offs of accounts considered to be uncollectible, less recoveries of amounts previously written off.

    Table of Contents                                Index to Financial Statements
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023, AND 2022

		Additions
Description	Balance at Beginning of Period	Charged to Income	Charged to Other Accounts	Deductions	Balance at End of Period
	(in millions)
Tax valuation allowance (net state):

Southern Company(a)(b)(c)
2024	$168	$97	$3	$—	$268
2023	207	(14)	(25)	—	168
2022	169	68	(30)	—	207

Georgia Power(b)
2024	$60	$97	$(33)	$—	$124
2023	98	(15)	(23)	—	60
2022	58	70	(30)	—	98

Mississippi Power(c)
2024	$32	$—	$—	$—	$32
2023	32	—	—	—	32
2022	32	—	—	—	32

Southern Power(c)
2024	$21	$—	$—	$—	$21
2023	21	—	—	—	21
2022	21	—	—	—	21

Southern Company Gas(c)
2024	$5	$—	$(1)	$—	$4
2023	7	—	(2)	—	5
2022	7	—	—	—	7
(a)In 2024, Southern Company established a valuation allowance for certain Georgia state tax credits expected to expire prior to being fully utilized.
(b)In 2018, Georgia Power established a valuation allowance for certain Georgia state tax credits expected to expire prior to being fully utilized, which has been adjusted in subsequent years as a result of changes in projected state taxable income.
(c)Associated with a state net operating loss carryforward expected to expire prior to being fully utilized.
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
Senior Note Indenture dated as of January 1, 2007, between Southern Company and Computershare Trust Company, N.A., as successor Trustee, and certain indentures supplemental thereto through September 9, 2024. (Designated in Form 8-K dated January 11, 2007, File No. 1-3526, as Exhibit 4.1, in Form 8-K dated May 19, 2016, File No. 1-3526, as Exhibit 4.2(e), in Form 8-K dated May 19, 2016, File No. 1-3526, as Exhibit 4.2(f), in Form 8-K dated May 19, 2016, File No. 1-3526, as Exhibit 4.2(g), in Form 8-K dated April 1, 2020, File No. 1-3526, as Exhibit 4.2, in Form 8-K dated February 23, 2021, File No. 1-3526, as Exhibit 4.4(a), in Form 8-K dated February 23, 2021, File No. 1-3526, as Exhibit 4.4(b), in Form 8-K dated October 3, 2022, File No. 1-3526, as Exhibit 4.4(a), in Form 8-K dated October 3, 2022, File No. 1-3526, as Exhibit 4.4(b), in Form 8-K dated February 28, 2023, File No. 1-3526, as Exhibit 4.2, in Form 8-K dated May 15, 2023, File No. 1-3526, as Exhibit 4.4(a), in Form 8-K dated May 15, 2023, File No. 1-3526, as Exhibit 4.4(b), in Form 8-K dated September 5, 2023, File No. 1-3526, as Exhibit 4.4(a), in Form 8-K dated September 5, 2023, File No. 1-3526, as Exhibit 4.4(b), in Form 8-K dated May 9, 2024, File No. 1-3526, as Exhibit 4.2, and in Form 8-K dated September 4, 2024, File No. 1-3526, as Exhibit 4.2.)

	(a)	2	—
Subordinated Note Indenture dated as of October 1, 2015, between The Southern Company and Computershare Trust Company, N.A., as successor Trustee, and certain indentures supplemental thereto through January 13, 2025. (Designated in Form 8-K dated October 1, 2015, File No. 1-3526, as Exhibit 4.3, in Form 10-Q for the quarter ended June 30, 2017, File No. 1-3526 as Exhibit 4(a)1, in Form 8-K dated November 17, 2017, File No. 1-3526, as Exhibit 4.4, in Form 8-K dated August 13, 2019, File No. 1-3526, as Exhibit 4.4(b), in Form 8-K dated January 6, 2020, File No. 1-3526 as Exhibit 4.4, in Form 8-K dated September 15, 2020, File No. 1-3526, as Exhibit 4.4(a), in Form 8-K dated September 15, 2020, File No. 1-3526, as Exhibit 4.4(b), in Form 8-K dated May 3, 2021, File No. 1-3526, as Exhibit 4.4, in Form 8-K dated September 13, 2021, File No. 1-3526, as Exhibit 4.4, in Form 8-K dated May 9, 2022, File No. 1-3526, as Exhibit 4.4(b), and in Form 8-K dated January 8, 2025, File No. 1-3526, as Exhibit 4.4.)

	(a)	3	—
Description of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended. (Designated in Form 10-K for the year ended December 31, 2022, File No. 1-3526, as Exhibit 4(a)3.)

    Table of Contents                                Index to Financial Statements

Alabama Power
(b)	1	—
Senior Note Indenture dated as of December 1, 1997, between Alabama Power and Regions Bank, as Successor Trustee, and certain indentures supplemental thereto through November 9, 2023. (Designated in Form 8-K dated December 4, 1997, File No. 1-3164, as Exhibit 4.1, bit 4.2, in Form 8-K dated February 11, 2003, File No. 1-3164, as Exhibit 4.2(a), in Form 8-K dated March 12, 2003, File No. 1-3164, as Exhibit 4.2, in Form 8-K dated May 8, 2008, File No. 1-3164, as Exhibit 4.2, in Form 8-K dated February 26, 2009, File No. 1-3164 as Exhibit 4.2, in Form 8-K dated March 3, 2011, File No. 1-3164, as Exhibit 4.2, in Form 8-K dated May 18, 2011, File No. 1-3164, as Exhibit 4.2(b), in Form 8-K dated January 10, 2012, File No. 1-3164, as Exhibit 4.2, in Form 8-K dated November 27, 2012, File No. 1-3164, as Exhibit 4.2, in Form 8-K dated August 20, 2014, File No. 1-3164, as Exhibit 4.6, in Form 8-K dated March 5, 2015, File No. 1-3164, as Exhibit 4.6, in Form 8-K dated April 9, 2015, File No. 1-3164, as Exhibit 4.6(b), in Form 8-K dated January 8, 2016, File No. 1-3164, as Exhibit 4.6, in Form 8-K dated November 2, 2017, File No. 1-3164, as Exhibit 4.6, in Form 8-K dated June 21, 2018, File No. 1-3164, as Exhibit 4.6, in Form 8-K dated September 12, 2019, File No. 1-3164, as Exhibit 4.6, in Form 8-K dated August 24, 2020, File No. 1-3164, as Exhibit 4.6, in Form 8-K dated June 7, 2021, File No. 1-3164, as Exhibit 4.6, in Form 8-K dated November 15, 2021, File No. 1-3164, as Exhibit 4.6, in Form 8-K dated March 2, 2022, File No. 1-3164, as Exhibit 4.6, in Form 8-K dated August 9, 2022, File No. 1-3164, as Exhibit 4.6(a), in Form 8-K dated August 9, 2022, File No. 1-3164, as Exhibit 4.6(b), in Form 8-K dated May 3, 2023, File No. 1-3164, as Exhibit 4.6, and in Form 8-K dated November 6, 2023, File No. 1-3164, as Exhibit 4.6.)

Georgia Power
(c)	1	—
Senior Note Indenture dated as of January 1, 1998, between Georgia Power and Computershare Trust Company, N.A., as Successor Trustee, and certain indentures supplemental thereto through December 5, 2024. (Designated in Form 8-K dated January 21, 1998, File No. 1-6468, as Exhibits 4.1, in Form 8-K dated March 6, 2007, File No. 1-6468, as Exhibit 4.2, in Form 8-K dated February 4, 2009, File No. 1-6468, as Exhibit 4.2, in Form 8-K dated May 24, 2010, File No. 1-6468, as Exhibit 4.2, in Form 8-K dated August 26, 2010, File No. 1-6468, as Exhibit 4.2, in Form 8-K dated February 29, 2012, File No. 1-6468, as Exhibit 4.2, in Form 8-K dated March 12, 2013, File No. 1-6468, as Exhibit 4.2(a), in Form 8-K dated March 2, 2016, File No. 1-6468, as Exhibit 4.2(a), in Form 8-K dated February 28, 2017, File No. 1-6468, as Exhibit 4.2(b), in Form 8-K dated September 4, 2019, File No. 1-6468, as Exhibit 4.2(a), in Form 8-K dated January 8, 2020, File No. 1-6468, as Exhibit 4.2(c), in Form 8-K dated February 22, 2021, File No. 1-6468, as Exhibit 4.2 in Form 8-K dated May 2, 2022, File No. 1-6468, as Exhibit 4.2(a), in Form 8-K dated May 2, 2022, File No. 1-6468, as Exhibit 4.2(b), in Form 8-K dated May 1, 2023, File No. 1-6468, as Exhibit 4.2(a), in Form 8-K dated May 1, 2023, File No. 1-6468, as Exhibit 4.2(b), in Form 8-K dated November 3, 2023, File No.1-6468, as Exhibit 4.2, in Form 8-K dated February 20, 2024, File No. 1-6468, as Exhibit 4.2(a), in Form 8-K dated February 20, 2024, File No. 1-6468, as Exhibit 4.2(b), in Form 8-K dated November 8, 2024, File No. 1-6468, as Exhibit 4.2, and in Form 8-K dated December 2, 2024, File No. 1-6468, as Exhibit 4.2.)

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

    Table of Contents                                Index to Financial Statements

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
Senior Note Indenture dated as of June 1, 2023, between Mississippi Power and Regions Bank, as Trustee, and certain indentures supplemental thereto through June 27, 2024. (Designated in Form 10-Q for the quarter ended June 30, 2023, File No. 001-11229, as Exhibit 4(d)1, in Form 10-Q for the quarter ended June 30, 2023, File No. 001-11229, as Exhibit 4(d)2, in Form 10-Q for the quarter ended June 30, 2023, File No. 001-11229, as Exhibit 4(d)3, in Form 10-Q for the quarter ended March 31, 2024, File No. 001-11229, as Exhibit 4(d)1, in Form 10-Q for the quarter ended March 31, 2024, File No. 001-11229, as Exhibit 4(d)2, and in Form 10-Q for the quarter ended June 30, 2024, File No. 001-11229, as Exhibit 4(d)1.)

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

    Table of Contents                                Index to Financial Statements

(f)	2	—
Southern Company Gas Capital Corporation's 6.00% Senior Notes due 2034, 5.875% Senior Notes due 2041, 4.40% Senior Notes due 2043, 3.875% Senior Notes due 2025, 3.250% Senior Notes due 2026, Form of 3.950% Senior Note due October 1, 2046, Form of Series 2017A 4.400% Senior Note due May 30, 2047, Form of 2020A 1.750% Senior Note due January 15, 2031, Form of Series 2021A 3.15% Senior Note due September 30, 2051, Form of Series 2022A 5.15% Senior Note due September 30, 2032, Form of Series 2023A 5.75% Senior Note due September 15, 2033, and Form of Series 2024A 4.95% Senior Note due September 15, 2034. (Designated in Form 8-K dated September 22, 2004, File No. 1-14174, as Exhibit 4.1, in Form 8-K dated March 16, 2011, File No. 1-14174, as Exhibit 4.1, in Form 8-K dated May 13, 2013, File No. 1-14174, as Exhibit 4.2, in Form 8-K dated November 13, 2015, File No. 1-14174, as Exhibit 4.2, in Form 8-K dated May 13, 2016, File No. 1-14174, as Exhibit 4.2, in Form 8-K dated September 8, 2016, File No. 1-14174, as Exhibit 4.1(b), in Form 8-K dated May 5, 2017, File No. 1-14174, as Exhibit 4.1, in Form 8-K dated August 17, 2020, File No. 1-14174, as Exhibit 4.1, in Form 8-K dated September 9, 2021, File No. 1-14174, as Exhibit 4.1, in Form 8-K dated September 6, 2022, File No. 1-14174, as Exhibit 4.1, in Form 8-K dated September 11, 2023, File No. 1-14174, as Exhibit 4.1, and in Form 8-K dated September 3, 2024, File No. 1-14174, as Exhibit 4.1, respectively.)

(f)	3	—
Southern Company Gas' Guarantee related to the 6.00% Senior Notes due 2034, Guarantee related to the 5.875% Senior Notes due 2041, Guarantee related to the 4.40% Senior Notes due 2043, Guarantee related to the 3.875% Senior Notes due 2025, Guarantee related to the 3.250% Senior Notes due 2026, Form of Guarantee related to the 3.950% Senior Notes due October 1, 2046, Form of Guarantee related to the Series 2017A 4.400% Senior Notes due May 30, 2047, Form of Guarantee related to the Series 2020A 1.750% Senior Notes due January 15, 2031, Form of Guarantee related to the Series 2021A 3.15% Senior Note due September 30, 2051, Form of Guarantee related to the Series 2022A 5.15% Senior Notes due September 30, 2032, Form of Guarantee related to the Series 2023A 5.75% Senior Notes Due September 15, 2033, and Form of Guarantee related to the Series 2024A 4.95% Senior Notes due September 15, 2034. (Designated in Form 8-K dated September 22, 2004, File No. 1-14174, as Exhibit 4.3, in Form 8-K dated March 16, 2011, File No. 1-14174, as Exhibit 4.1, in Form 8-K dated May 13, 2013, File No. 1-14174, as Exhibit 4.3, in Form 8-K dated November 13, 2015, File No. 1-14174, as Exhibit 4.3, in Form 8-K dated May 13, 2016, File No. 1-14174, as Exhibit 4.3, in Form 8-K dated September 8, 2016, File No. 1-14174, as Exhibit 4.3(b), in Form 8-K dated May 5, 2017, File No. 1-14174, as Exhibit 4.3, in Form 8-K dated August 17, 2020, File No. 1-14174, as Exhibit 4.3, in Form 8-K dated September 9, 2021, File No. 1-14174, as Exhibit 4.3, in Form 8-K dated September 6, 2022, File No. 1-14174, as Exhibit 4.3, and in Form 8-K dated September 11, 2023, File No. 1-14174, as Exhibit 4.3, and in Form 8-K dated September 3, 2024, File No. 1-14174, as Exhibit 4.3, respectively.)

(f)	4	—	Indenture dated December 1, 1989 of Atlanta Gas Light Company and First Supplemental Indenture thereto dated March 16, 1992. (Designated in Form S-3, File No. 33-32274, as Exhibit 4(a) and in Form S-3, File No. 33-46419, as Exhibit 4(a).)
(f)	5	—
Indenture of Commonwealth Edison Company to Continental Illinois National Bank and Trust Company of Chicago, Trustee, dated as of January 1, 1954, Indenture of Adoption of Northern Illinois Gas Company to Continental Illinois National Bank and Trust Company of Chicago, Trustee, dated February 9, 1954, and certain indentures supplemental thereto. (Designated in Form 10-K for the year ended December 31, 1995, File No. 1-7296, as Exhibit 4.01, in Form 10-K for the year ended December 31, 1995, File No. 1-7296, as Exhibit 4.02, in Registration No. 2-56578 as Exhibits 2.21 and 2.25, in Form 10-Q for the quarter ended June 30, 1996, File No. 1-7296, as Exhibit 4.01, in Form 10-K for the year ended December 31, 1997, File No. 1-7296, as Exhibit 4.19, in Form 10-K for the year ended December 31, 2003, File No. 1-7296, as Exhibit 4.09, in Form 10-K for the year ended December 31, 2003, File No. 1-7296, as Exhibit 4.10, in Form 10-K for the year ended December 31, 2006, File No. 1-7296, as Exhibit 4.11, in Form 10-Q for the quarter ended September 30, 2008, File No. 1-7296, as Exhibit 4.01, in Form 10-Q for the quarter ended September 30, 2012, File No. 1-7296, as Exhibit 4, in Form 10-K for the year ended December 31, 2016, File No. 1-14174, as Exhibit 4(g)6, in Form 10-K for the year ended December 31, 2017, File No. 1-14174, as Exhibit 4(g)6, in Form 10-Q for the quarter ended September 30, 2018, File No. 1-14174, as Exhibit 4(g)1, in Form 10-K for the year ended December 31, 2019, File No. 1-14174, as Exhibit 4(f)6, in Form 10-K for the year ended December 31, 2020, File No. 1-14174, as Exhibit 4(f)6, in Form 10-Q for the quarter ended September 30, 2021, File No. 1-4174, as Exhibit 4(f)4, in Form 10-Q for the quarter ended September 30, 2023, File No. 1-4174, as Exhibit 4(f)3, and in Form 10-Q for the quarter ended September 30, 2024, File No. 1-4174, as Exhibit 4(f)3.)

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

*	#	(a)	2	—	Southern Company Deferred Compensation Plan, Amended and Restated as of January 1, 2025.
	#	(a)	3	—
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

	#	(a)	4	—
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

	#	(a)	5	—	Amended and Restated Southern Company Change in Control Benefits Protection Plan effective August 15, 2022. (Designated in Form 8-K dated August 15, 2022, File No. 1-3526, as Exhibit 10.1.)
	#	(a)	6	—
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

	#	(a)	7	—
Amended and Restated Deferred Stock Trust Agreement for Directors of Southern Company and its Subsidiaries, Amended and Restated effective December 16, 2020, by and between Southern Company and Delaware Charter Guarantee & Trust Company. (Designated in Form 10-K for the year ended December 31, 2020, File No. 1-3526, as Exhibit 10(a)9.)

	#	(a)	8	—
Amended and Restated Deferred Cash Compensation Trust Agreement for Directors of Southern Company and its Subsidiaries, Amended and Restated effective December 16, 2020, by and between Southern Company and Delaware Charter Guarantee & Trust Company. (Designated in Form 10-K for the year ended December 31, 2020, File No. 1-3526, as Exhibit 10(a)10.)

	#	(a)	9	—	Southern Company Senior Executive Change in Control Severance Plan, Amended and Restated effective August 15, 2022. (Designated in Form 8-K dated August 15, 2022, File No. 1-3526, as Exhibit 10.2.)
	#	(a)	10	—
Southern Company Executive Change in Control Severance Plan, Amended and Restated effective August 15, 2022. (Designated in Form 10-Q for the quarter ended September 30, 2022, File No. 1-3526, as Exhibit 10(a)3.)

    Table of Contents                                Index to Financial Statements

	#	(a)	11	—
Form of Terms for Named Executive Officer Equity Awards Granted under the Southern Company 2021 Equity and Incentive Compensation Plan. (Designated in Form 10-Q for the quarter ended March 31, 2022, File No. 1-3526, as Exhibit 10(a)1).

		(a)	12	—
The Southern Company Employee Savings Plan, Amended and Restated effective January 1, 2018, First Amendment thereto dated December 7, 2018, Second Amendment thereto dated January 29, 2019, Third Amendment thereto dated December 4, 2019, Fourth Amendment thereto dated November 27, 2020, Fifth Amendment thereto effective July 1, 2021, Sixth Amendment thereto effective July 1, 2021, Seventh Amendment thereto dated December 23, 2022, and Eighth Amendment thereto dated December 13, 2023. (Designated in Post-Effective Amendment No. 1 to Form S-8, File No. 333-212783 as Exhibit 4.3, in Form 10-K for the year ended December 31, 2019, File No. 1-3526, as Exhibit 10(a)25, in Form 10-K for the year ended December 31, 2019, File No. 1-3526, as Exhibit 10(a)26, in Form 10-K for the year ended December 31, 2019, File No. 1-3526, as Exhibit 10(a)27, in Form 10-K for the year ended December 31, 2020, File No. 1-3526, as Exhibit 10(a)26, in Form 10-Q for the quarter ended March 31, 2022, File No. 1-3526, as Exhibit 10(a)2, in Form 10-Q for the quarter ended March 31, 2022, File No. 1-3526, as Exhibit 10(a)3, in Form 10-K for the year ended December 31, 2022, File No. 1-3526, as Exhibit 10(a)17, and in Form 10-K for the year ended December 31, 2023, File No. 1-3526, as Exhibit 10(a)17.)

*	#	(a)	13		Ninth amendment to the Southern Company Employee Savings Plan, dated December 16, 2024.
	#	(a)	14	—
Deferred Compensation Agreement between Southern Company, SCS, Georgia Power, and Christopher C. Womack, effective December 10, 2008. (Designated in Form 10-Q for the quarter ended September 30, 2022, File No. 1-3526, as Exhibit 10(a)4.)

	#	(a)	15	—	The Southern Company Equity and Incentive Compensation Plan, effective May 26, 2021. (Designated in Form 8-K dated May 26, 2021, File No. 1-3526, as Exhibit 10.1.)
	Alabama Power
		(b)	1	—
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

    Table of Contents                                Index to Financial Statements

		(c)	6	—
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

		(c)	7	—
Global Amendments to Vogtle Additional Units Agreements, dated as of February 18, 2019, among Georgia Power, OPC, MEAG Power, MEAG Power SPVJ, LLC, MEAG Power SPVM, LLC, MEAG Power SPVP, LLC, and Dalton. (Designated in Form 10-K for the year ended December 31, 2018, File No. 1-6468, as Exhibit 10(c)12.)

	Mississippi Power
		(d)	1	—	Intercompany Interchange Contract as revised effective May 1, 2007, among Alabama Power, Georgia Power, Gulf Power, Mississippi Power, Southern Power Company, and SCS and Appendix A thereto dated as of January 1, 2019. See Exhibit 10(b)1 herein.
		(d)	2	—	Transmission Facilities Agreement dated February 25, 1982, Amendment No. 1 dated May 12, 1982 and Amendment No. 2 dated December 6, 1983, between Entergy Corporation (formerly Gulf States) and Mississippi Power. (Designated in Form 10-K for the year ended December 31, 1981, File No. 001-11229, as Exhibit 10(f), in Form 10-K for the year ended December 31, 1982, File No. 001-11229, as Exhibit 10(f)(2), and in Form 10-K for the year ended December 31, 1983, File No. 001-11229, as Exhibit 10(f)(3).)
	Southern Power
		(e)	1	—	Intercompany Interchange Contract as revised effective May 1, 2007, among Alabama Power, Georgia Power, Gulf Power, Mississippi Power, Southern Power Company, and SCS and Appendix A thereto dated as of January 1, 2019. See Exhibit 10(b)1 herein.
	Southern Company Gas
		(f)	1	—	Final Allocation Agreement dated January 3, 2008. (Designated in Form 10-K for the year ended December 31, 2007, File No. 1-7296, as Exhibit 10.15.)

(14)	Code of Ethics
	Southern Company
		(a)		—	The Southern Company Code of Ethics. (Designated in Form 10-K for the year ended December 31, 2016, File No. 1-3526, as Exhibit 14(a).)
	Alabama Power
		(b)		—	The Southern Company Code of Ethics. See Exhibit 14(a) herein.
	Georgia Power
		(c)		—	The Southern Company Code of Ethics. See Exhibit 14(a) herein.
	Mississippi Power
		(d)		—	The Southern Company Code of Ethics. See Exhibit 14(a) herein.
	Southern Power
		(e)		—	The Southern Company Code of Ethics. See Exhibit 14(a) herein.
	Southern Company Gas
		(f)		—	The Southern Company Code of Ethics. See Exhibit 14(a) herein.

(19)	Insider Trading Policies and Procedures
	Southern Company
	*	(a)		—	Prohibition of Securities Trading Policy.
	Alabama Power
	*	(b)		—	Prohibition of Securities Trading Policy.
	Georgia Power

    Table of Contents                                Index to Financial Statements

	*	(c)		—	Prohibition of Securities Trading Policy.
	Mississippi Power
	*	(d)		—	Prohibition of Securities Trading Policy.
	Southern Power
	*	(e)		—	Prohibition of Securities Trading Policy.
	Southern Company Gas
	*	(f)		—	Prohibition of Securities Trading Policy.

(21)	Subsidiaries of Registrants
	Southern Company
	*	(a)		—	Subsidiaries of Registrant.
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

(97)	Policy Relating to Recovery of Erroneously Awarded Compensation
Southern Company
		(a)	—
The Southern Company and Covered Subsidiaries Compensation Recoupment Policy, effective December 1, 2023. (Designated in Form 10-K for the year ended December 31, 2023, File No. 1-3526, as Exhibit 97(a).)

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

THE SOUTHERN COMPANY

By:	Christopher C. Womack
Chairman, President, and Chief Executive Officer

By:	/s/ Melissa K. Caen
(Melissa K. Caen, Attorney-in-fact)

Date:	February 19, 2025
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

Christopher C. Womack
Chairman, President, and Chief Executive Officer (Principal Executive Officer)

Daniel S. Tucker
Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)

David P. Poroch
Comptroller and Chief Accounting Officer (Principal Accounting Officer)
Directors:
Janaki Akella Henry A. Clark III Shantella E. Cooper Anthony F. Earley, Jr. David J. Grain Donald M. James	John D. Johns Dale E. Klein David E. Meador William G. Smith, Jr. Kristine L. Svinicki Lizanne Thomas

By:	/s/ Melissa K. Caen
(Melissa K. Caen, Attorney-in-fact)
Date: February 19, 2025

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

ALABAMA POWER COMPANY

By:	J. Jeffrey Peoples
Chairman, President, and Chief Executive Officer

By:	/s/ Melissa K. Caen
(Melissa K. Caen, Attorney-in-fact)

Date:	February 19, 2025
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

J. Jeffrey Peoples
Chairman, President, and Chief Executive Officer (Principal Executive Officer)

Moses H. Feagin
Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)

Anita D. Allcorn
Senior Vice President and Comptroller (Principal Accounting Officer)
Directors:
Angus R. Cooper, III Lee C. Goodloe O. B. Grayson Hall, Jr. Larry R. Howell, Jr. Anthony A. Joseph	Barbara J. Knight Kevin B. Savoy Charisse D. Stokes Phillip M. Webb William B. Wilson

By:	/s/ Melissa K. Caen
(Melissa K. Caen, Attorney-in-fact)
Date: February 19, 2025

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act:

Alabama Power is not required to send an annual report or proxy statement to its sole shareholder and parent company, The Southern Company, and will not prepare such a report after filing this Annual Report on Form 10-K for fiscal year 2024. Accordingly, Alabama Power will not file an annual report with the Securities and Exchange Commission.

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

GEORGIA POWER COMPANY

By:	Kimberly S. Greene
Chairman, President, and Chief Executive Officer

By:	/s/ Melissa K. Caen
(Melissa K. Caen, Attorney-in-fact)

Date:	February 19, 2025
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

Kimberly S. Greene
Chairman, President, and Chief Executive Officer (Principal Executive Officer)

Aaron P. Abramovitz
Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial and Accounting Officer)

Adam D. Houston
Vice President and Comptroller (Principal Accounting Officer)
Directors:
Jill Bullock Mark L. Burns Andrew W. Evans Steven R. Ewing Thomas M. Holder	Tonialo Smith Kessel D. Stelling, Jr. Charles K. Tarbutton Clyde C. Tuggle

By:	/s/ Melissa K. Caen
(Melissa K. Caen, Attorney-in-fact)
Date: February 19, 2025

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

MISSISSIPPI POWER COMPANY

By:	Anthony L. Wilson
Chairman, President, and Chief Executive Officer

By:	/s/ Melissa K. Caen
(Melissa K. Caen, Attorney-in-fact)

Date:	February 19, 2025
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

Anthony L. Wilson
Chairman, President, and Chief Executive Officer (Principal Executive Officer)

Matthew P. Grice
Vice President, Treasurer, and Chief Financial Officer (Principal Financial Officer)

Pascal B. Gill
Comptroller (Principal Accounting Officer)
Directors:
Augustus Leon Collins Thomas M. Duff Mary S. Graham David B. Hall	Mark E. Keenum Kara R. Wilkinson Camille Scales Young

By:	/s/ Melissa K. Caen
(Melissa K. Caen, Attorney-in-fact)
Date: February 19, 2025

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act:

Mississippi Power is not required to send an annual report or proxy statement to its sole shareholder and parent company, The Southern Company, and will not prepare such a report after filing this Annual Report on Form 10-K for fiscal year 2024. Accordingly, Mississippi Power will not file an annual report with the Securities and Exchange Commission.

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

SOUTHERN POWER COMPANY

By:	Christopher Cummiskey
Chairman and Chief Executive Officer

By:	/s/ Melissa K. Caen
(Melissa K. Caen, Attorney-in-fact)

Date:	February 19, 2025
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

Christopher Cummiskey
Chairman and Chief Executive Officer (Principal Executive Officer)

Gary Kerr
Senior Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)

Jelena Andrin
Vice President and Comptroller (Principal Accounting Officer)
Directors:
Bryan D. Anderson Stanley W. Connally, Jr. Martin B. Davis Sloane N. Drake	James Y. Kerr, II Sterling A. Spainhour Daniel S. Tucker Christopher C. Womack

By:	/s/ Melissa K. Caen
(Melissa K. Caen, Attorney-in-fact)
Date: February 19, 2025

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

SOUTHERN COMPANY GAS

By:	James Y. Kerr II
Chairman, President, and Chief Executive Officer

By:	/s/ Melissa K. Caen
(Melissa K. Caen, Attorney-in-fact)

Date:	February 19, 2025
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

James Y. Kerr II
Chairman, President, and Chief Executive Officer (Principal Executive Officer)

Grace A. Kolvereid
Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)

Sarah P. Adams
Senior Vice President and Comptroller (Principal Accounting Officer)
Directors:
Sandra N. Bane Thomas D. Bell, Jr. Brenda J. Gaines Bradley J. Henderson	Norman G. Holmes J. Bret Lane Eric S. Smith

By:	/s/ Melissa K. Caen
(Melissa K. Caen, Attorney-in-fact)
Date: February 19, 2025

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act:

Southern Company Gas is not required to send an annual report or proxy statement to its sole shareholder and parent company, The Southern Company, and will not prepare such a report after filing this Annual Report on Form 10-K for fiscal year 2024. Accordingly, Southern Company Gas will not file an annual report with the Securities and Exchange Commission.