Form 10-Q
period 2025-03-31
SOUTHERN CO; GEORGIA POWER CO; SOUTHERN POWER CO; SOUTHERN CO GAS; ALABAMA POWER CO; MISSISSIPPI POWER CO
filed 2025-05-01
CIK 92122, 41091, 1160661, 1004155, 3153, 66904

    Table of Contents                                Index to Financial Statements
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR
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

Registrant	Description of Common Stock	Shares Outstanding at March 31, 2025
The Southern Company	Par Value $5 Per Share	1,099,055,064
Alabama Power Company	Par Value $40 Per Share	30,537,500
Georgia Power Company	Without Par Value	9,261,500
Mississippi Power Company	Without Par Value	1,121,000
Southern Power Company	Par Value $0.01 Per Share	1,000
Southern Company Gas	Par Value $0.01 Per Share	100
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

    Table of Contents                                Index to Financial Statements

    Table of Contents                                Index to Financial Statements

DEFINITIONS

Term	Meaning
2022 ARP	Alternate Rate Plan approved by the Georgia PSC in 2022 for Georgia Power for the years 2023 through 2025
2023 IRP Update	Georgia Power's updated IRP filed in 2023 and approved by the Georgia PSC in April 2024 as modified by a stipulation among Georgia Power, the staff of the Georgia PSC, and certain intervenors
2024 ELG Rule	Final rule published by the EPA in May 2024 revising the steam effluent guidelines
2024 GHG Rules	Final rules published by the EPA in May 2024 for existing fossil fuel-fired steam electric generating units and new fossil fuel-fired combustion turbines and combined cycle generation facilities
AFUDC	Allowance for funds used during construction
AGL Services Company	AGL Services Company, Inc., the Southern Company Gas system service company and a wholly-owned subsidiary of Southern Company Gas
Alabama Power	Alabama Power Company
ARO	Asset retirement obligation
Atlanta Gas Light	Atlanta Gas Light Company, a wholly-owned subsidiary of Southern Company Gas
CCR	Coal combustion residuals
CCR Rule	Disposal of Coal Combustion Residuals from Electric Utilities final rule published by the EPA in 2015
Chattanooga Gas	Chattanooga Gas Company, a wholly-owned subsidiary of Southern Company Gas
COD	Commercial operation date
CODM	Chief operating decision maker
CWIP	Construction work in progress
Dalton	City of Dalton, Georgia, an incorporated municipality in the state of Georgia, acting by and through its Board of Water, Light, and Sinking Fund Commissioners
Dalton Pipeline	A pipeline facility in Georgia in which Southern Company Gas has a 50% undivided ownership interest
DOE	U.S. Department of Energy
ECO Plan	Mississippi Power's environmental compliance overview plan
ELG	Effluent limitations guidelines
EPA	U.S. Environmental Protection Agency
EPC Contractor	Westinghouse and its affiliate, WECTEC Global Project Services Inc.; the former engineering, procurement, and construction contractor for Plant Vogtle Units 3 and 4
FCC	Federal Communications Commission
FERC	Federal Energy Regulatory Commission
FFB	Federal Financing Bank
Fitch	Fitch Ratings, Inc.
FP&L	Florida Power and Light Company
Form 10-K	Annual Report on Form 10-K of Southern Company, Alabama Power, Georgia Power, Mississippi Power, Southern Power, and Southern Company Gas for the year ended December 31, 2024, as applicable
GAAP	U.S. generally accepted accounting principles
Georgia Power	Georgia Power Company
GHG	Greenhouse gas
Guarantee Settlement Agreement	The 2017 settlement agreement between the Vogtle Owners and Toshiba related to certain payment obligations of the EPC Contractor guaranteed by Toshiba
Heating Degree Days	A measure of weather, calculated when the average daily temperatures are less than 65 degrees Fahrenheit
Heating Season	The period from November through March when Southern Company Gas' natural gas usage and operating revenues are generally higher

    Table of Contents                                Index to Financial Statements

DEFINITIONS
(continued)

Term	Meaning
IGCC	Integrated coal gasification combined cycle, the technology originally approved for Mississippi Power's Kemper County energy facility
IIC	Intercompany Interchange Contract
IRP	Integrated resource plan
ITC	Investment tax credit
KWH	Kilowatt-hour
LIFO	Last-in, first-out
LTSA	Long-term service agreement
MEAG Power	Municipal Electric Authority of Georgia
Mississippi Power	Mississippi Power Company
mmBtu	Million British thermal units
Moody's	Moody's Investors Service, Inc.
MRA	Municipal and Rural Associations
MW	Megawatt
natural gas distribution utilities	Southern Company Gas' natural gas distribution utilities (Nicor Gas, Atlanta Gas Light, Virginia Natural Gas, and Chattanooga Gas)
NDR	Alabama Power's Natural Disaster Reserve
Nicor Gas	Northern Illinois Gas Company, a wholly-owned subsidiary of Southern Company Gas
NRC	U.S. Nuclear Regulatory Commission
OCI	Other comprehensive income
OPC	Oglethorpe Power Corporation (an electric membership corporation)
PEP	Mississippi Power's Performance Evaluation Plan
PowerSecure	PowerSecure, Inc., a wholly-owned subsidiary of Southern Company
PPA	Power purchase agreements, as well as, for Southern Power, contracts for differences that provide the owner of a renewable facility a certain fixed price for the electricity sold to the grid
PSC	Public Service Commission
PTC	Production tax credit
Rate CNP	Alabama Power's Rate Certificated New Plant, consisting of Rate CNP New Plant, Rate CNP Compliance, Rate CNP PPA, and Rate CNP Depreciation
Rate ECR	Alabama Power's Rate Energy Cost Recovery
Rate RSE	Alabama Power's Rate Stabilization and Equalization
Registrants	Southern Company, Alabama Power, Georgia Power, Mississippi Power, Southern Power Company, and Southern Company Gas
ROE	Return on equity
S&P	S&P Global Ratings, a division of S&P Global Inc.
SCS	Southern Company Services, Inc., the Southern Company system service company and a wholly-owned subsidiary of Southern Company
SEC	U.S. Securities and Exchange Commission
SEGCO	Southern Electric Generating Company, 50% owned by each of Alabama Power and Georgia Power
SNG	Southern Natural Gas Company, L.L.C., a pipeline system in which Southern Company Gas has a 50% ownership interest
SOFR	Secured Overnight Financing Rate
Southern Company	The Southern Company
Southern Company Gas	Southern Company Gas and its subsidiaries
Southern Company Gas Capital	Southern Company Gas Capital Corporation, a wholly-owned subsidiary of Southern Company Gas

    Table of Contents                                Index to Financial Statements

DEFINITIONS
(continued)

Term	Meaning
Southern Company power pool	The operating arrangement whereby the integrated generating resources of the traditional electric operating companies and Southern Power (excluding subsidiaries) are subject to joint commitment and dispatch in order to serve their combined load obligations
Southern Company system	Southern Company, the traditional electric operating companies, Southern Power, Southern Company Gas, SEGCO, Southern Nuclear, SCS, Southern Linc, PowerSecure, and other subsidiaries
Southern Holdings	Southern Company Holdings, Inc., a wholly-owned subsidiary of Southern Company
Southern Linc	Southern Communications Services, Inc., a wholly-owned subsidiary of Southern Company, doing business as Southern Linc
Southern Nuclear	Southern Nuclear Operating Company, Inc., a wholly-owned subsidiary of Southern Company
Southern Power	Southern Power Company and its subsidiaries
SouthStar	SouthStar Energy Services, LLC (a Marketer), a wholly-owned subsidiary of Southern Company Gas
SP Solar	SP Solar Holdings I, LP, a limited partnership indirectly owning substantially all of Southern Power's solar and battery energy storage facilities, in which Southern Power has a 67% ownership interest
SP Wind	SP Wind Holdings II, LLC, a holding company owning a portfolio of eight operating wind facilities, in which Southern Power is the controlling partner in a tax equity arrangement
SRR	Mississippi Power's System Restoration Rider, a tariff for retail property damage cost recovery and reserve
Subsidiary Registrants	Alabama Power, Georgia Power, Mississippi Power, Southern Power, and Southern Company Gas
Toshiba	Toshiba Corporation, the parent company of Westinghouse
traditional electric operating companies	Alabama Power, Georgia Power, and Mississippi Power
VIE	Variable interest entity
Virginia Natural Gas	Virginia Natural Gas, Inc., a wholly-owned subsidiary of Southern Company Gas
Vogtle Owners	Georgia Power, OPC, MEAG Power, and Dalton
WACOG	Weighted average cost of gas
Westinghouse	Westinghouse Electric Company LLC

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
•transmission constraints;
•the ability to control costs and avoid cost and schedule overruns during the development, construction, and operation of facilities or other projects due to challenges which include, but are not limited to, changes in labor costs, availability, and productivity; challenges with the management of contractors or vendors; subcontractor performance; adverse weather conditions; shortages, delays, increased costs, or inconsistent quality of equipment, materials, and labor; contractor or supplier delay; the impacts of inflation and tariffs; delays due to judicial or regulatory action; nonperformance under construction, operating, or other agreements; operational readiness, including specialized operator training and required site safety programs; engineering or design problems or any remediation related thereto; design and other licensing-based compliance matters; challenges with start-up activities, including major equipment failure, or system integration; and/or operational performance; challenges related to future pandemic health events; continued public and policymaker support for projects; environmental and geological conditions; delays or increased costs to interconnect facilities to transmission grids; and increased financing costs as a result of changes in interest rates or as a result of project delays;
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
•potential business strategies, including acquisitions or dispositions of assets or businesses, or interests therein, which cannot be assured to be completed or beneficial to Southern Company or its subsidiaries;
•the ability of counterparties of Southern Company and its subsidiaries to make payments as and when due and to perform as required;
•the ability to obtain new short- and long-term contracts with wholesale customers;
•the direct or indirect effect on the Southern Company system's business resulting from cyber intrusion or physical attack and the threat of cyber and physical attacks;
•global and U.S. economic conditions, including impacts from geopolitical conflicts, recession, inflation, changes in trade policies (including tariffs and other trade measures) of the United States and other countries, interest rate fluctuations, and financial market conditions, and the results of financing efforts;
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

    Table of Contents                                Index to Financial Statements
PART I
Item 1. Financial Statements (Unaudited).

    Table of Contents                                Index to Financial Statements

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2025	2024
	(in millions)
Operating Revenues:
Retail electric revenues	$4,601	$3,941
Wholesale electric revenues	744	571
Other electric revenues	242	199
Natural gas revenues (includes alternative revenue programs of $(19) and $34, respectively)	1,839	1,707
Other revenues	349	228
Total operating revenues	7,775	6,646
Operating Expenses:
Fuel	1,292	996
Purchased power	250	198
Cost of natural gas	674	605
Cost of other sales	199	131
Other operations and maintenance	1,619	1,472
Depreciation and amortization	1,286	1,145
Taxes other than income taxes	445	396
Total operating expenses	5,765	4,943
Operating Income	2,010	1,703
Other Income and (Expense):
Allowance for equity funds used during construction	73	58
Earnings from equity method investments	32	45
Interest expense, net of amounts capitalized	(714)	(665)
Other income (expense), net	149	153
Total other income and (expense)	(460)	(409)
Earnings Before Income Taxes	1,550	1,294
Income taxes	280	223
Consolidated Net Income	1,270	1,071
Net loss attributable to noncontrolling interests	(64)	(58)
Consolidated Net Income Attributable to Southern Company	$1,334	$1,129
Common Stock Data:
Earnings per share -
Basic	$1.21	$1.03
Diluted	$1.21	$1.03
Average number of shares of common stock outstanding (in millions)
Basic	1,100	1,094
Diluted	1,105	1,100
The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2025	2024
	(in millions)
Consolidated Net Income	$1,270	$1,071
Other comprehensive income:
Qualifying hedges:
Changes in fair value, net of tax of $5 and $—, respectively	14	1
Reclassification adjustment for amounts included in net income, net of tax of $(4) and $12, respectively	(12)	32
Pension and other postretirement benefit plans:
Benefit plan net gain (loss), net of tax of $— and $1, respectively	1	4
Total other comprehensive income	3	37
Comprehensive Income	1,273	1,108
Comprehensive loss attributable to noncontrolling interests	(64)	(58)
Consolidated Comprehensive Income Attributable to Southern Company	$1,337	$1,166
The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2025	2024
	(in millions)
Operating Activities:
Consolidated net income	$1,270	$1,071
Adjustments to reconcile consolidated net income to net cash provided from operating activities —
Depreciation and amortization, total	1,411	1,261
Deferred income taxes	283	48
Allowance for equity funds used during construction	(73)	(58)
Pension, postretirement, and other employee benefits	(149)	(129)
Settlement of asset retirement obligations	(134)	(132)
Stock based compensation expense	90	83
Storm damage cost recovery – long-term	(173)	—
Other, net	67	28
Changes in certain current assets and liabilities —
-Retail fuel cost under recovery	71	257
-Prepayments	(120)	(83)
-Natural gas for sale, net of temporary LIFO liquidation	365	237
-Other current assets	84	(103)
-Accounts payable	(394)	(423)
-Accrued taxes	(418)	(226)
-Accrued compensation	(537)	(488)
-Customer refunds	(95)	(1)
-Natural gas cost over recovery	(179)	(65)
-Other current liabilities	(119)	34
Net cash provided from operating activities	1,250	1,311
Investing Activities:
Property additions	(2,437)	(1,770)
Nuclear decommissioning trust fund purchases	(361)	(404)
Nuclear decommissioning trust fund sales	361	403
Cost of removal, net of salvage	(168)	(138)
Change in construction payables, net	(161)	(365)
Other investing activities	(68)	(111)
Net cash used for investing activities	(2,834)	(2,385)
Financing Activities:
Increase (decrease) in notes payable, net	(841)	236
Proceeds —
Long-term debt	4,567	2,359
Short-term borrowings	—	450
Common stock	30	28
Redemptions and repurchases —
Long-term debt	(35)	(656)
Short-term borrowings	—	(550)
Distributions to noncontrolling interests	(37)	(34)
Payment of common stock dividends	(736)	(733)
Other financing activities	(133)	(115)
Net cash provided from financing activities	2,815	985
Net Change in Cash, Cash Equivalents, and Restricted Cash	1,231	(89)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	1,101	921
Cash, Cash Equivalents, and Restricted Cash at End of Period	$2,332	$832
Supplemental Cash Flow Information:
Cash paid (received) during the period for —
Interest (net of $29 and $28 capitalized for 2025 and 2024, respectively)	$756	$714
Income taxes, net (excludes credit transfers)	(1)	(9)
Noncash transactions —
Accrued property additions at end of period	940	580
Right-of-use assets obtained under operating leases	87	14
Right-of-use assets obtained under finance leases	13	—
Issuance of common stock under dividend reinvestment plan	55	33
The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Assets	At March 31, 2025	At December 31, 2024
	(in millions)
Current Assets:
Cash and cash equivalents	$2,327	$1,070
Receivables —
Customer accounts	2,463	2,228
Unbilled revenues	684	825
Under recovered fuel clause revenues	707	713
Other accounts and notes	501	597
Accumulated provision for uncollectible accounts	(81)	(74)
Materials and supplies	2,167	2,178
Fossil fuel for generation	738	803
Natural gas for sale	149	388
Prepaid expenses	441	294
Assets from risk management activities, net of collateral	134	39
Regulatory assets – asset retirement obligations	371	353
Other regulatory assets	699	804
Other current assets	517	476
Total current assets	11,817	10,694
Property, Plant, and Equipment:
In service	138,749	137,143
Less: Accumulated depreciation	40,909	40,126
Plant in service, net of depreciation	97,840	97,017
Other utility plant, net	378	410
Nuclear fuel, at amortized cost	890	873
Construction work in progress	7,221	6,389
Total property, plant, and equipment	106,329	104,689
Other Property and Investments:
Goodwill	5,161	5,161
Nuclear decommissioning trusts, at fair value	2,611	2,621
Equity investments in unconsolidated subsidiaries	1,439	1,416
Other intangible assets, net of amortization of $420 and $412, respectively	324	332
Miscellaneous property and investments	690	668
Total other property and investments	10,225	10,198
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	1,426	1,386
Deferred charges related to income taxes	895	889
Prepaid pension costs	2,781	2,674
Unamortized loss on reacquired debt	199	203
Deferred under recovered fuel clause revenues	389	485
Regulatory assets – asset retirement obligations, deferred	5,465	5,458
Other regulatory assets, deferred	7,187	7,037
Other deferred charges and assets	1,396	1,467
Total deferred charges and other assets	19,738	19,599
Total Assets	$148,109	$145,180
The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholders' Equity	At March 31, 2025	At December 31, 2024
	(in millions)
Current Liabilities:
Securities due within one year	$5,168	$4,718
Notes payable	514	1,338
Accounts payable	3,094	3,701
Customer deposits	458	486
Accrued taxes —
Accrued income taxes	53	57
Other accrued taxes	600	997
Accrued interest	600	682
Accrued compensation	683	1,261
Asset retirement obligations	748	731
Liabilities from risk management activities, net of collateral	99	160
Operating lease obligations	200	200
Natural gas cost over recovery	16	193
Other regulatory liabilities	422	369
Other current liabilities	1,115	1,100
Total current liabilities	13,770	15,993
Long-term Debt	62,939	58,768
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	12,181	11,730
Deferred credits related to income taxes	4,372	4,434
Accumulated deferred ITCs	2,034	2,056
Employee benefit obligations	983	1,011
Operating lease obligations, deferred	1,299	1,253
Asset retirement obligations, deferred	9,145	9,203
Other cost of removal obligations	2,039	2,016
Other regulatory liabilities, deferred	683	692
Other deferred credits and liabilities	1,441	1,350
Total deferred credits and other liabilities	34,177	33,745
Total Liabilities	110,886	108,506
Total Stockholders' Equity (See accompanying statements)	37,223	36,674
Total Liabilities and Stockholders' Equity	$148,109	$145,180
The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

	Southern Company Common Stockholders' Equity
	Number of Common Shares		Common Stock				Accumulated Other Comprehensive Income (Loss)
	Issued	Treasury	Par Value	Paid-In Capital	Treasury	Retained Earnings		Noncontrolling Interests	Total
	(in millions)
Balance at December 31, 2023	1,092	(1)	$5,423	$13,775	$(59)	$12,482	$(177)	$3,781	$35,225
Consolidated net income (loss)	—	—	—	—	—	1,129	—	(58)	1,071
Other comprehensive income	—	—	—	—	—	—	37	—	37
Stock issued	3	—	8	53	—	—	—	—	61
Stock-based compensation	—	—	—	8	—	—	—	—	8
Dividends of $0.70 per share	—	—	—	—	—	(766)	—	—	(766)
Capital contributions from noncontrolling interests	—	—	—	—	—	—	—	9	9
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(38)	(38)
Other	—	—	—	10	(2)	(1)	—	—	7
Balance at March 31, 2024	1,095	(1)	$5,431	$13,846	$(61)	$12,844	$(140)	$3,694	$35,614

Balance at December 31, 2024	1,098	(1)	$5,446	$14,149	$(59)	$13,750	$(78)	$3,466	$36,674
Consolidated net income (loss)	—	—	—	—	—	1,334	—	(64)	1,270
Other comprehensive income	—	—	—	—	—	—	3	—	3
Stock issued	2	—	7	78	—	—	—	—	85
Stock-based compensation	—	—	—	5	—	—	—	—	5
Dividends of $0.72 per share	—	—	—	—	—	(791)	—	—	(791)
Capital contributions from noncontrolling interests	—	—	—	—	—	—	—	19	19
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(37)	(37)
Other	—	—	—	(1)	(2)	(2)	—	—	(5)
Balance at March 31, 2025	1,100	(1)	$5,453	$14,231	$(61)	$14,291	$(75)	$3,384	$37,223

The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements

ALABAMA POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2025	2024
	(in millions)
Operating Revenues:
Retail revenues	$1,723	$1,565
Wholesale revenues, non-affiliates	91	85
Wholesale revenues, affiliates	69	41
Other revenues	129	100
Total operating revenues	2,012	1,791
Operating Expenses:
Fuel	386	331
Purchased power, non-affiliates	69	52
Purchased power, affiliates	55	42
Other operations and maintenance	463	412
Depreciation and amortization	370	361
Taxes other than income taxes	131	120
Total operating expenses	1,474	1,318
Operating Income	538	473
Other Income and (Expense):
Allowance for equity funds used during construction	18	14
Interest expense, net of amounts capitalized	(108)	(110)
Other income (expense), net	38	41
Total other income and (expense)	(52)	(55)
Earnings Before Income Taxes	486	418
Income taxes	111	85
Net Income	$375	$333
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2025	2024
	(in millions)
Net Income	$375	$333
Other comprehensive income:
Qualifying hedges:
Reclassification adjustment for amounts included in net income, net of tax of $— and $—, respectively	1	—
Total other comprehensive income	1	—
Comprehensive Income	$376	$333
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
ALABAMA POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2025	2024
	(in millions)
Operating Activities:
Net income	$375	$333
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	404	398
Utilization of federal tax credit carryforward	44	—
Deferred income taxes	37	(38)
Pension, postretirement, and other employee benefits	(52)	(53)
Settlement of asset retirement obligations	(61)	(53)
Other, net	(30)	8
Changes in certain current assets and liabilities —
-Receivables	41	65
-Fossil fuel stock	36	(6)
-Prepayments	(103)	(94)
-Retail fuel cost under recovery	—	73
-Other current assets	(11)	(17)
-Accounts payable	(244)	(403)
-Accrued taxes	116	160
-Accrued compensation	(112)	(93)
-Customer refunds	(95)	—
-Other current liabilities	(118)	(32)
Net cash provided from operating activities	227	248
Investing Activities:
Property additions	(512)	(416)
Nuclear decommissioning trust fund purchases	(115)	(190)
Nuclear decommissioning trust fund sales	115	190
Cost of removal, net of salvage	(41)	(34)
Change in construction payables, net of joint owner portion	(29)	(43)
Other investing activities	(9)	(3)
Net cash used for investing activities	(591)	(496)
Financing Activities:
Increase in notes payable, net	—	65
Proceeds —
Senior notes	500	—
Other long-term debt	2	2
Redemptions —
Revenue bonds	—	(21)
Capital contributions from parent company	525	425
Payment of common stock dividends	(305)	(295)
Other financing activities	(4)	(1)
Net cash provided from financing activities	718	175
Net Change in Cash, Cash Equivalents, and Restricted Cash	354	(73)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	585	409
Cash, Cash Equivalents, and Restricted Cash at End of Period	$939	$336
Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $5 and $4 capitalized for 2025 and 2024, respectively)	$139	$144
Noncash transactions —
Accrued property additions at end of period	119	95
Right-of-use assets obtained under operating leases	1	7
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
ALABAMA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Assets	At March 31, 2025	At December 31, 2024
	(in millions)
Current Assets:
Cash and cash equivalents	$939	$585
Receivables —
Customer accounts	489	512
Unbilled revenues	154	187
Affiliated	104	91
Other accounts and notes	68	126
Accumulated provision for uncollectible accounts	(20)	(22)
Fossil fuel stock	303	339
Materials and supplies	716	699
Prepaid expenses	165	63
Other regulatory assets	305	332
Other current assets	110	79
Total current assets	3,333	2,991
Property, Plant, and Equipment:
In service	36,959	36,501
Less: Accumulated provision for depreciation	11,939	11,741
Plant in service, net of depreciation	25,020	24,760
Other utility plant, net	378	410
Nuclear fuel, at amortized cost	267	262
Construction work in progress	1,344	1,377
Total property, plant, and equipment	27,009	26,809
Other Property and Investments:
Nuclear decommissioning trusts, at fair value	1,371	1,386
Equity investments in unconsolidated subsidiaries	46	48
Miscellaneous property and investments	127	129
Total other property and investments	1,544	1,563
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	82	84
Deferred charges related to income taxes	265	264
Prepaid pension and other postretirement benefit costs	869	841
Regulatory assets – asset retirement obligations	1,814	1,780
Other regulatory assets, deferred	1,855	1,815
Other deferred charges and assets	413	391
Total deferred charges and other assets	5,298	5,175
Total Assets	$37,184	$36,538
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
ALABAMA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholder's Equity	At March 31, 2025	At December 31, 2024
	(in millions)
Current Liabilities:
Securities due within one year	$700	$655
Accounts payable —
Affiliated	221	299
Other	451	625
Customer deposits	113	113
Accrued taxes	194	78
Accrued interest	84	120
Accrued compensation	141	240
Asset retirement obligations	348	364
Other regulatory liabilities	74	165
Other current liabilities	75	219
Total current liabilities	2,401	2,878
Long-term Debt	10,954	10,499
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	4,282	4,178
Deferred credits related to income taxes	1,377	1,398
Accumulated deferred ITCs	110	113
Employee benefit obligations	151	148
Operating lease obligations	73	76
Asset retirement obligations, deferred	3,684	3,694
Other regulatory liabilities, deferred	245	271
Other deferred credits and liabilities	222	195
Total deferred credits and other liabilities	10,144	10,073
Total Liabilities	23,499	23,450
Common Stockholder's Equity (See accompanying statements)	13,685	13,088
Total Liabilities and Stockholder's Equity	$37,184	$36,538
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
ALABAMA POWER COMPANY
CONDENSED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY (UNAUDITED)

	Number of Common Shares Issued	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balance at December 31, 2023	31	$1,222	$7,125	$3,993	$(7)	$12,333
Net income	—	—	—	333	—	333
Capital contributions from parent company	—	—	427	—	—	427
Cash dividends on common stock	—	—	—	(295)	—	(295)
Other	—	—	—	(1)	—	(1)
Balance at March 31, 2024	31	$1,222	$7,552	$4,030	$(7)	$12,797

Balance at December 31, 2024	31	$1,222	$7,657	$4,214	$(5)	$13,088
Net income	—	—	—	375	—	375
Capital contributions from parent company	—	—	527	—	—	527
Other comprehensive income	—	—	—	—	1	1
Cash dividends on common stock	—	—	—	(305)	—	(305)
Other	—	—	—	—	(1)	(1)
Balance at March 31, 2025	31	$1,222	$8,184	$4,284	$(5)	$13,685
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements

GEORGIA POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2025	2024
	(in millions)
Operating Revenues:
Retail revenues	$2,630	$2,155
Wholesale revenues	144	58
Other revenues	263	185
Total operating revenues	3,037	2,398
Operating Expenses:
Fuel	524	389
Purchased power, non-affiliates	161	140
Purchased power, affiliates	264	181
Other operations and maintenance	634	515
Depreciation and amortization	503	425
Taxes other than income taxes	170	147
Total operating expenses	2,256	1,797
Operating Income	781	601
Other Income and (Expense):
Allowance for equity funds used during construction	48	39
Interest expense, net of amounts capitalized	(187)	(173)
Other income (expense), net	52	49
Total other income and (expense)	(87)	(85)
Earnings Before Income Taxes	694	516
Income taxes	98	79
Net Income	$596	$437
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2025	2024
	(in millions)
Net Income	$596	$437
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $(1) and $4, respectively	(1)	12
Reclassification adjustment for amounts included in net income, net of tax of $— and $—, respectively	—	1
Total other comprehensive income (loss)	(1)	13
Comprehensive Income	$595	$450
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
GEORGIA POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2025	2024
	(in millions)
Operating Activities:
Net income	$596	$437
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	577	491
Deferred income taxes	68	31
Allowance for equity funds used during construction	(48)	(39)
Pension, postretirement, and other employee benefits	(74)	(68)
Settlement of asset retirement obligations	(66)	(70)
Storm damage cost recovery – long-term	(173)	—
Other, net	(15)	1
Changes in certain current assets and liabilities —
-Receivables	94	35
-Retail fuel cost under recovery	83	181
-Other current assets	(23)	(56)
-Accounts payable	(325)	(153)
-Accrued taxes	(355)	(281)
-Accrued compensation	(68)	(66)
-Other current liabilities	34	50
Net cash provided from operating activities	305	493
Investing Activities:
Property additions	(1,429)	(987)
Nuclear decommissioning trust fund purchases	(246)	(214)
Nuclear decommissioning trust fund sales	246	213
Cost of removal, net of salvage	(103)	(79)
Change in construction payables, net of joint owner portion	(160)	(282)
Other investing activities	(27)	(68)
Net cash used for investing activities	(1,719)	(1,417)
Financing Activities:
Decrease in notes payable, net	—	(546)
Proceeds —
Senior notes	1,600	1,400
Short-term borrowings	—	150
Redemptions and repurchases —
Short-term borrowings	—	(250)
FFB loan	(21)	(21)
Capital contributions from parent company	700	750
Payment of common stock dividends	(552)	(513)
Other financing activities	(48)	(66)
Net cash provided from financing activities	1,679	904
Net Change in Cash, Cash Equivalents, and Restricted Cash	265	(20)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	118	75
Cash, Cash Equivalents, and Restricted Cash at End of Period	$383	$55
Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $16 and $17 capitalized for 2025 and 2024, respectively)	$188	$169
Noncash transactions —
Accrued property additions at end of period	551	334
Right-of-use assets obtained under operating leases	2	3
Right-of-use assets obtained under finance leases	13	—
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
GEORGIA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Assets	At March 31, 2025	At December 31, 2024
	(in millions)
Current Assets:
Cash and cash equivalents	$383	$97
Receivables —
Customer accounts, net	1,077	985
Unbilled revenues	289	341
Under recovered retail fuel clause revenues	694	713
Joint owner accounts	79	101
Affiliated	73	65
Other accounts and notes	47	92
Fossil fuel stock	370	385
Materials and supplies	948	968
Regulatory assets – asset retirement obligations	240	222
Other regulatory assets	354	373
Other current assets	330	262
Total current assets	4,884	4,604
Property, Plant, and Equipment:
In service	55,734	55,036
Less: Accumulated provision for depreciation	15,134	14,806
Plant in service, net of depreciation	40,600	40,230
Nuclear fuel, at amortized cost	623	611
Construction work in progress	3,966	3,197
Total property, plant, and equipment	45,189	44,038
Other Property and Investments:
Nuclear decommissioning trusts, at fair value	1,240	1,236
Equity investments in unconsolidated subsidiaries	42	43
Miscellaneous property and investments	200	192
Total other property and investments	1,482	1,471
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	1,289	1,331
Deferred charges related to income taxes	601	596
Prepaid pension costs	938	897
Deferred under recovered retail fuel clause revenues	389	453
Regulatory assets – asset retirement obligations, deferred	3,408	3,436
Other regulatory assets, deferred	3,918	3,814
Other deferred charges and assets	562	615
Total deferred charges and other assets	11,105	11,142
Total Assets	$62,660	$61,255
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
GEORGIA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholder's Equity	At March 31, 2025	At December 31, 2024
	(in millions)
Current Liabilities:
Securities due within one year	$971	$966
Notes payable	200	200
Accounts payable —
Affiliated	784	984
Other	1,455	1,837
Customer deposits	257	256
Accrued taxes	427	803
Accrued interest	184	190
Accrued compensation	150	276
Operating lease obligations	171	169
Asset retirement obligations	321	309
Other regulatory liabilities	160	150
Other current liabilities	301	296
Total current liabilities	5,381	6,436
Long-term Debt	18,950	17,384
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	4,546	4,385
Deferred credits related to income taxes	2,022	2,047
Accumulated deferred ITCs	340	343
Employee benefit obligations	194	205
Operating lease obligations, deferred	1,125	1,159
Asset retirement obligations, deferred	5,084	5,106
Other deferred credits and liabilities	592	509
Total deferred credits and other liabilities	13,903	13,754
Total Liabilities	38,234	37,574
Common Stockholder's Equity (See accompanying statements)	24,426	23,681
Total Liabilities and Stockholder's Equity	$62,660	$61,255
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
GEORGIA POWER COMPANY
CONDENSED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY (UNAUDITED)

	Number of Common Shares Issued	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balance at December 31, 2023	9	$398	$17,923	$3,071	$(9)	$21,383
Net income	—	—	—	437	—	437
Capital contributions from parent company	—	—	750	—	—	750
Other comprehensive income	—	—	—	—	13	13
Cash dividends on common stock	—	—	—	(513)	—	(513)
Balance at March 31, 2024	9	$398	$18,673	$2,995	$4	$22,070

Balance at December 31, 2024	9	$398	$19,708	$3,562	$13	$23,681
Net income	—	—	—	596	—	596
Capital contributions from parent company	—	—	702	—	—	702
Other comprehensive income (loss)	—	—	—	—	(1)	(1)
Cash dividends on common stock	—	—	—	(552)	—	(552)
Balance at March 31, 2025	9	$398	$20,410	$3,606	$12	$24,426
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements

MISSISSIPPI POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2025	2024
	(in millions)
Operating Revenues:
Retail revenues	$248	$221
Wholesale revenues, non-affiliates	71	59
Wholesale revenues, affiliates	81	51
Other revenues	20	11
Total operating revenues	420	342
Operating Expenses:
Fuel and purchased power	166	111
Other operations and maintenance	84	88
Depreciation and amortization	52	47
Taxes other than income taxes	33	31
Total operating expenses	335	277
Operating Income	85	65
Other Income and (Expense):
Interest expense, net of amounts capitalized	(20)	(19)
Other income (expense), net	6	14
Total other income and (expense)	(14)	(5)
Earnings Before Income Taxes	71	60
Income taxes	16	10
Net Income	$55	$50
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2025	2024
	(in millions)
Net Income	$55	$50
Other comprehensive income:
Qualifying hedges:
Changes in fair value, net of tax of $— and $2, respectively	—	5
Total other comprehensive income	—	5
Comprehensive Income	$55	$55
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
MISSISSIPPI POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2025	2024
	(in millions)
Operating Activities:
Net income	$55	$50
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	56	50
Deferred income taxes	(7)	(3)
Pension, postretirement, and other employee benefits	(5)	(4)
Settlement of asset retirement obligations	(4)	(4)
Other, net	7	7
Changes in certain current assets and liabilities —
-Receivables	(16)	21
-Retail fuel cost under recovery	(13)	3
-Fossil fuel stock	13	(13)
-Other current assets	10	—
-Accounts payable	(4)	(34)
-Accrued taxes	(64)	(59)
-Accrued compensation	(23)	(21)
-Other current liabilities	(16)	—
Net cash used for operating activities	(11)	(7)
Investing Activities:
Property additions	(72)	(80)
Contributions in aid of construction	57	1
Cost of removal, net of salvage	(8)	(12)
Change in construction payables, net of joint owner portion	(14)	(7)
Payments pursuant to LTSAs	(6)	(5)
Other investing activities	(1)	(1)
Net cash used for investing activities	(44)	(104)
Financing Activities:
Increase (decrease) in notes payable, net	(14)	8
Proceeds — Senior notes	100	150
Capital contributions from parent company	50	—
Payment of common stock dividends	(48)	(47)
Other financing activities	(1)	—
Net cash provided from financing activities	87	111
Net Change in Cash, Cash Equivalents, and Restricted Cash	32	—
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	13	38
Cash, Cash Equivalents, and Restricted Cash at End of Period	$45	$38
Supplemental Cash Flow Information:
Cash paid during the period for —
Interest	$30	$29
Noncash transactions —
Accrued property additions at end of period	22	27
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
MISSISSIPPI POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Assets	At March 31, 2025	At December 31, 2024
	(in millions)
Current Assets:
Cash and cash equivalents	$45	$13
Receivables —
Customer accounts, net	60	45
Unbilled revenues	35	39
Affiliated	47	33
Other accounts and notes	28	24
Fossil fuel stock	43	56
Materials and supplies	103	103
Other regulatory assets	35	43
Other current assets	34	28
Total current assets	430	384
Property, Plant, and Equipment:
In service	5,765	5,697
Less: Accumulated provision for depreciation	1,871	1,833
Plant in service, net of depreciation	3,894	3,864
Construction work in progress	251	253
Total property, plant, and equipment	4,145	4,117
Other Property and Investments	150	152
Deferred Charges and Other Assets:
Deferred charges related to income taxes	27	27
Prepaid pension costs	129	124
Deferred under recovered retail fuel clause revenues	—	32
Regulatory assets – asset retirement obligations	243	243
Other regulatory assets, deferred	265	259
Accumulated deferred income taxes	78	82
Other deferred charges and assets	79	74
Total deferred charges and other assets	821	841
Total Assets	$5,546	$5,494
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
MISSISSIPPI POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholder's Equity	At March 31, 2025	At December 31, 2024
	(in millions)
Current Liabilities:
Securities due within one year	$12	$12
Notes payable	—	14
Accounts payable —
Affiliated	62	68
Other	94	83
Customer deposits	20	20
Accrued taxes	50	115
Accrued compensation	24	46
Asset retirement obligations	29	32
Over recovered retail fuel clause revenues	—	32
Other regulatory liabilities	38	5
Other current liabilities	48	75
Total current liabilities	377	502
Long-term Debt	1,780	1,681
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	484	492
Deferred credits related to income taxes	216	219
Employee benefit obligations	64	65
Asset retirement obligations, deferred	117	116
Other cost of removal obligations	164	170
Other regulatory liabilities, deferred	109	121
Other deferred credits and liabilities	89	39
Total deferred credits and other liabilities	1,243	1,222
Total Liabilities	3,400	3,405
Common Stockholder's Equity (See accompanying statements)	2,146	2,089
Total Liabilities and Stockholder's Equity	$5,546	$5,494
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
MISSISSIPPI POWER COMPANY
CONDENSED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY (UNAUDITED)

	Number of Common Shares Issued	Common Stock	Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balance at December 31, 2023	1	$38	$4,721	$(2,756)	$—	$2,003
Net income	—	—	—	50	—	50
Capital contributions from parent company	—	—	1	—	—	1
Other comprehensive income	—	—	—	—	5	5
Cash dividends on common stock	—	—	—	(47)	—	(47)
Balance at March 31, 2024	1	$38	$4,722	$(2,753)	$5	$2,012

Balance at December 31, 2024	1	$38	$4,791	$(2,745)	$5	$2,089
Net income	—	—	—	55	—	55
Capital contributions from parent company	—	—	51	—	—	51
Other comprehensive income	—	—	—	—	—	—
Cash dividends on common stock	—	—	—	(48)	—	(48)
Other	—	—	—	—	(1)	(1)
Balance at March 31, 2025	1	$38	$4,842	$(2,738)	$4	$2,146
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2025	2024
	(in millions)
Operating Revenues:
Wholesale revenues, non-affiliates	$447	$369
Wholesale revenues, affiliates	116	92
Other revenues	4	12
Total operating revenues	567	473
Operating Expenses:
Fuel	207	156
Purchased power	28	18
Other operations and maintenance	123	121
Depreciation and amortization	152	118
Taxes other than income taxes	12	10
Total operating expenses	522	423
Operating Income	45	50
Other Income and (Expense):
Interest expense, net of amounts capitalized	(26)	(29)
Other income (expense), net	3	3
Total other income and (expense)	(23)	(26)
Earnings Before Income Taxes	22	24
Income taxes (benefit)	(1)	(14)
Net Income	23	38
Net loss attributable to noncontrolling interests	(64)	(58)
Net Income Attributable to Southern Power	$87	$96
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2025	2024
	(in millions)
Net Income	$23	$38
Other comprehensive income:
Qualifying hedges:
Changes in fair value, net of tax of $5 and $(4), respectively	16	(11)
Reclassification adjustment for amounts included in net income, net of tax of $(5) and $4, respectively	(14)	12
Pension and other postretirement benefit plans:
Benefit plan net gain (loss), net of tax of $— and $—, respectively	—	1
Total other comprehensive income	2	2
Comprehensive Income	25	40
Comprehensive loss attributable to noncontrolling interests	(64)	(58)
Comprehensive Income Attributable to Southern Power	$89	$98
The accompanying notes as they relate to Southern Power are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2025	2024
	(in millions)
Operating Activities:
Net income	$23	$38
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	158	121
Amortization of ITCs	(15)	(15)
Other, net	6	(5)
Changes in certain current assets and liabilities —
-Receivables	(11)	46
-Other current assets	5	2
-Accounts payable	(27)	(57)
-Accrued compensation	(15)	(14)
-Other current liabilities	22	5
Net cash provided from operating activities	146	121
Investing Activities:
Property additions	(187)	(28)
Change in construction payables	39	(12)
Payments pursuant to LTSAs	(13)	(11)
Other investing activities	—	7
Net cash used for investing activities	(161)	(44)
Financing Activities:
Increase in notes payable, net	—	4
Capital contributions from parent company	130	—
Capital contributions from noncontrolling interests	19	9
Distributions to noncontrolling interests	(37)	(34)
Payment of common stock dividends	(70)	(65)
Other financing activities	(3)	(3)
Net cash provided from (used for) financing activities	39	(89)
Net Change in Cash, Cash Equivalents, and Restricted Cash	24	(12)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	168	144
Cash, Cash Equivalents, and Restricted Cash at End of Period	$192	$132
Supplemental Cash Flow Information:
Cash paid (received) during the period for —
Interest (net of $3 and $2 capitalized for 2025 and 2024, respectively)	$22	$23
Income taxes, net (excludes credit transfers)	—	(9)
Noncash transactions —
Accrued property additions at end of period	99	40
Right-of-use assets obtained under operating leases	2	—
The accompanying notes as they relate to Southern Power are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Assets	At March 31, 2025	At December 31, 2024
	(in millions)
Current Assets:
Cash and cash equivalents	$188	$159
Receivables —
Customer accounts, net	136	122
Affiliated	28	39
Other	93	90
Materials and supplies	111	107
Other current assets	77	82
Total current assets	633	599
Property, Plant, and Equipment:
In service	14,939	14,961
Less: Accumulated provision for depreciation	4,656	4,540
Plant in service, net of depreciation	10,283	10,421
Construction work in progress	492	317
Total property, plant, and equipment	10,775	10,738
Other Property and Investments:
Intangible assets, net of amortization of $173 and $168, respectively	218	223
Net investment in sales-type leases	141	143
Total other property and investments	359	366
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	485	484
Prepaid LTSAs	247	234
Other deferred charges and assets	238	232
Total deferred charges and other assets	970	950
Total Assets	$12,737	$12,653
The accompanying notes as they relate to Southern Power are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholders' Equity	At March 31, 2025	At December 31, 2024
	(in millions)
Current Liabilities:
Securities due within one year	$899	$500
Accounts payable —
Affiliated	68	80
Other	119	100
Accrued taxes	44	18
Accrued interest	26	26
Operating lease obligations	29	29
Other current liabilities	82	96
Total current liabilities	1,267	849
Long-term Debt	1,802	2,180
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	715	712
Accumulated deferred ITCs	1,426	1,440
Operating lease obligations, deferred	510	511
Other deferred credits and liabilities	268	279
Total deferred credits and other liabilities	2,919	2,942
Total Liabilities	5,988	5,971
Total Stockholders' Equity (See accompanying statements)	6,749	6,682
Total Liabilities and Stockholders' Equity	$12,737	$12,653
The accompanying notes as they relate to Southern Power are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Common Stockholder's Equity	Noncontrolling Interests	Total
	(in millions)
Balance at December 31, 2023	$1,088	$1,846	$(17)	$2,917	$3,781	$6,698
Net income (loss)	—	96	—	96	(58)	38
Other comprehensive income	—	—	2	2	—	2
Cash dividends on common stock	—	(65)	—	(65)	—	(65)
Capital contributions from noncontrolling interests	—	—	—	—	9	9
Distributions to noncontrolling interests	—	—	—	—	(38)	(38)
Other	—	(1)	—	(1)	—	(1)
Balance at March 31, 2024	$1,088	$1,876	$(15)	$2,949	$3,694	$6,643

Balance at December 31, 2024	$1,306	$1,912	$(2)	$3,216	$3,466	$6,682
Net income (loss)	—	87	—	87	(64)	23
Capital contributions from parent company	130	—	—	130	—	130
Other comprehensive income	—	—	2	2	—	2
Cash dividends on common stock	—	(70)	—	(70)	—	(70)
Capital contributions from noncontrolling interests	—	—	—	—	19	19
Distributions to noncontrolling interests	—	—	—	—	(37)	(37)
Balance at March 31, 2025	$1,436	$1,929	$—	$3,365	$3,384	$6,749
The accompanying notes as they relate to Southern Power are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2025	2024
	(in millions)
Operating Revenues:
Natural gas revenues (includes revenue taxes of $63 and $53, respectively)	$1,839	$1,707
Total operating revenues	1,839	1,707
Operating Expenses:
Cost of natural gas	674	605
Other operations and maintenance	316	293
Depreciation and amortization	169	155
Taxes other than income taxes	97	87
Total operating expenses	1,256	1,140
Operating Income	583	567
Other Income and (Expense):
Earnings from equity method investments	39	44
Interest expense, net of amounts capitalized	(92)	(84)
Other income (expense), net	18	20
Total other income and (expense)	(35)	(20)
Earnings Before Income Taxes	548	547
Income taxes	130	138
Net Income	$418	$409
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2025	2024
	(in millions)
Net Income	$418	$409
Other comprehensive income:
Qualifying hedges:
Changes in fair value, net of tax of $5 and $(2), respectively	11	(5)
Reclassification adjustment for amounts included in net income, net of tax of $— and $7, respectively	1	17
Total other comprehensive income	12	12
Comprehensive Income	$430	$421
The accompanying notes as they relate to Southern Company Gas are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2025	2024
	(in millions)
Operating Activities:
Net income	$418	$409
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	167	155
Deferred income taxes	42	61
Other, net	(5)	(10)
Changes in certain current assets and liabilities —
-Receivables	(115)	(16)
-Natural gas for sale, net of temporary LIFO liquidation	365	237
-Other current assets	74	26
-Accounts payable	(95)	(127)
-Accrued taxes	73	7
-Accrued compensation	(60)	(55)
-Natural gas cost over recovery	(179)	(65)
-Other current liabilities	2	(24)
Net cash provided from operating activities	687	598
Investing Activities:
Property additions	(281)	(255)
Cost of removal, net of salvage	(16)	(12)
Change in construction payables, net	(6)	(40)
Other investing activities	(18)	(12)
Net cash used for investing activities	(321)	(319)
Financing Activities:
Decrease in notes payable, net	(141)	(81)
Return of capital to parent company	(23)	—
Payment of common stock dividends	(149)	(151)
Other financing activities	(10)	(3)
Net cash used for financing activities	(323)	(235)
Net Change in Cash, Cash Equivalents, and Restricted Cash	43	44
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	44	35
Cash, Cash Equivalents, and Restricted Cash at End of Period	$87	$79
Supplemental Cash Flow Information:
Cash paid (received) during the period for —
Interest (net of $5 and $5 capitalized for 2025 and 2024, respectively)	$111	$89
Income taxes, net	(1)	(3)
Noncash transactions —
Accrued property additions at end of period	104	99
Right-of-use assets obtained under operating leases	60	1
Return of capital to parent company	33	—
The accompanying notes as they relate to Southern Company Gas are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Assets	At March 31, 2025	At December 31, 2024
	(in millions)
Current Assets:
Cash and cash equivalents	$87	$43
Receivables —
Customer accounts	564	399
Unbilled revenues	193	244
Other accounts and notes	42	45
Accumulated provision for uncollectible accounts	(46)	(33)
Materials and supplies	64	66
Natural gas for sale	149	388
Prepaid expenses	42	45
Other regulatory assets	136	187
Other current assets	49	55
Total current assets	1,280	1,439
Property, Plant, and Equipment:
In service	22,642	22,338
Less: Accumulated depreciation	5,996	5,887
Plant in service, net of depreciation	16,646	16,451
Construction work in progress	1,029	1,057
Total property, plant, and equipment	17,675	17,508
Other Property and Investments:
Goodwill	5,015	5,015
Equity investments in unconsolidated subsidiaries	1,312	1,279
Other intangible assets, net of amortization of $175 and $173, respectively	7	9
Miscellaneous property and investments	25	25
Total other property and investments	6,359	6,328
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	95	38
Prepaid pension costs	196	191
Other regulatory assets, deferred	485	481
Other deferred charges and assets	144	192
Total deferred charges and other assets	920	902
Total Assets	$26,234	$26,177
The accompanying notes as they relate to Southern Company Gas are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholder's Equity	At March 31, 2025	At December 31, 2024
	(in millions)
Current Liabilities:
Securities due within one year	$301	$302
Notes payable	314	455
Accounts payable —
Affiliated	49	75
Other	372	437
Customer deposits	67	98
Accrued taxes	147	85
Accrued interest	74	88
Accrued compensation	70	129
Temporary LIFO liquidation	126	—
Natural gas cost over recovery	16	193
Other regulatory liabilities	67	7
Other current liabilities	127	149
Total current liabilities	1,730	2,018
Long-term Debt	8,236	8,229
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	1,849	1,796
Deferred credits related to income taxes	743	755
Employee benefit obligations	73	78
Operating lease obligations	87	30
Other cost of removal obligations	1,875	1,846
Accrued environmental remediation	193	198
Other deferred credits and liabilities	223	231
Total deferred credits and other liabilities	5,043	4,934
Total Liabilities	15,009	15,181
Common Stockholder's Equity (See accompanying statements)	11,225	10,996
Total Liabilities and Stockholder's Equity	$26,234	$26,177
The accompanying notes as they relate to Southern Company Gas are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (UNAUDITED)

	Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balance at December 31, 2023	$10,836	$(49)	$16	$10,803
Net income	—	409	—	409
Capital contributions from parent company	2	—	—	2
Other comprehensive income	—	—	12	12
Cash dividends on common stock	—	(151)	—	(151)
Other	—	(1)	—	(1)
Balance at March 31, 2024	$10,838	$208	$28	$11,074

Balance at December 31, 2024	$10,863	$85	$48	$10,996
Net income	—	418	—	418
Return of capital to parent company	(56)	—	—	(56)
Capital contributions from parent company	3	—	—	3
Other comprehensive income	—	—	12	12
Cash dividends on common stock	—	(149)	—	(149)
Other	—	1	—	1
Balance at March 31, 2025	$10,810	$355	$60	$11,225
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

Applicable Notes
Registrant	A	B	C	D	E	F	G	H	I	J	K	L
Southern Company	●	●	●	●	●	●	●	●	●	●	●	●
Alabama Power	●	●	●	●		●	●	●	●	●		●
Georgia Power	●	●	●	●		●	●	●	●	●		●
Mississippi Power	●	●	●	●		●	●	●	●	●	●	●
Southern Power	●		●	●	●	●	●	●	●	●	●	●
Southern Company Gas	●	●	●	●	●	●	●	●	●	●		●

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(A) INTRODUCTION
The condensed quarterly financial statements of each Registrant included herein have been prepared by such Registrant, without audit, pursuant to the rules and regulations of the SEC. The Condensed Balance Sheets at December 31, 2024 have been derived from the audited financial statements of each Registrant. In the opinion of each Registrant's management, the information regarding such Registrant furnished herein reflects all adjustments, which, except as otherwise disclosed, are of a normal recurring nature, necessary to present fairly the results of operations for the periods ended March 31, 2025 and 2024. Certain information and disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although each Registrant believes that the disclosures regarding such Registrant are adequate to make the information presented not misleading. Disclosures which would substantially duplicate the disclosures in the Form 10-K and details which have not changed significantly in amount or composition since the filing of the Form 10-K are generally omitted from this Quarterly Report on Form 10-Q unless specifically required by GAAP. Therefore, these Condensed Financial Statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K. Due to the seasonal variations in the demand for energy and other factors, operating results for the periods presented are not necessarily indicative of the operating results to be expected for the full year.
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
Goodwill and Other Intangible Assets
Goodwill at both March 31, 2025 and December 31, 2024 was as follows:

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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Other intangible assets were as follows:

	At March 31, 2025			At December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Other Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Other Intangible Assets, Net
	(in millions)			(in millions)
Southern Company
Subject to amortization:
Customer relationships	$212	$(183)	$29	$212	$(182)	$30
Trade names	64	(61)	3	64	(59)	5
PPA fair value adjustments	390	(173)	217	390	(168)	222
Other	3	(3)	—	3	(3)	—
Total subject to amortization	$669	$(420)	$249	$669	$(412)	$257
Not subject to amortization:
FCC licenses	75	—	75	75	—	75
Total other intangible assets	$744	$(420)	$324	$744	$(412)	$332

Southern Power(*)
PPA fair value adjustments	$390	$(173)	$217	$390	$(168)	$222

Southern Company Gas(*)
Gas marketing services
Customer relationships	$156	$(151)	$5	$156	$(150)	$6
Trade names	26	(24)	2	26	(23)	3
Total other intangible assets	$182	$(175)	$7	$182	$(173)	$9
(*)All subject to amortization.
Amortization associated with other intangible assets was as follows:

	Three Months Ended March 31,
	2025	2024
	(in millions)
Southern Company(a)	$8	$9
Southern Power(b)	5	5
Southern Company Gas
Gas marketing services	2	2
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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed balance sheets that total to the amount shown in the condensed statements of cash flows for the applicable Registrants:

	Southern Company	Georgia Power	Southern Power	Southern Company Gas
	(in millions)
At March 31, 2025
Cash and cash equivalents	$2,327	$383	$188	$87
Restricted cash(a):
Other current assets	5	—	4	—
Total cash, cash equivalents, and restricted cash(b)	$2,332	$383	$192	$87

At December 31, 2024
Cash and cash equivalents	$1,070	$97	$159	$43
Restricted cash(a):
Other current assets	31	21	9	1
Total cash, cash equivalents, and restricted cash(b)	$1,101	$118	$168	$44
(a)For Georgia Power, reflects proceeds from the issuance of solid waste disposal facility revenue bonds in 2022. For Southern Power, reflects proceeds from an arbitration award held to fund future replacement costs. For Southern Company, also reflects collateral of $1 million for life insurance and long-term disability insurance, which was included at Southern Holdings and Southern Company Gas at March 31, 2025 and December 31, 2024, respectively.
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
Southern Company Gas recorded no material adjustments to natural gas inventories for either period presented. Nicor Gas' inventory decrement at March 31, 2025 is expected to be restored prior to year-end.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Storm Damage Reserves
See Note 1 to the financial statements under "Storm Damage and Reliability Reserves" in Item 8 of the Form 10-K for additional information.
Storm damage reserve activity for the traditional electric operating companies during the three months ended March 31, 2025 was as follows:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power
	(in millions)
Balance at December 31, 2024	$(705)	$70	$(827)	$52
Accrual	14	3	8	3
Weather-related damages	(87)	(38)	(43)	(6)
Balance at March 31, 2025	$(778)	$35	$(862)	$49
Depreciation and Amortization
See Note 5 to the financial statements under "Depreciation and Amortization" in Item 8 of the Form 10-K for additional information.
On April 1, 2025, the Mississippi PSC approved a stipulation between Mississippi Power and the Mississippi Public Utilities Staff for an $8 million increase in total annual depreciation effective January 1, 2025.
(B) REGULATORY MATTERS
See Note 2 to the financial statements in Item 8 of the Form 10-K for additional information relating to regulatory matters.
The fuel and natural gas cost recovery balances for the traditional electric operating companies and Southern Company Gas, respectively, at March 31, 2025 and December 31, 2024 were as follows:

Regulatory Clause	Balance Sheet Line Item	March 31, 2025	December 31, 2024
		(in millions)
Alabama Power
Rate ECR	Other regulatory assets, deferred	$18	$—
	Other regulatory liabilities, current	—	29
Georgia Power
Fuel Cost Recovery	Receivables – under recovered retail fuel clause revenues	$694	$713
	Deferred under recovered retail fuel clause revenues	389	453
Mississippi Power
Fuel Cost Recovery(*)	Receivables – customer accounts, net	$13	$—
	Deferred under recovered retail fuel clause revenues	—	32
	Over recovered retail fuel clause revenues	—	32
Southern Company Gas
Natural Gas Cost Recovery	Natural gas cost over recovery	$16	$193
(*)Mississippi Power also has wholesale MRA and Market Based (MB) fuel cost recovery factors. At March 31, 2025 and December 31, 2024, wholesale MRA fuel costs were over recovered $13 million and $19 million, respectively, and were included in other current liabilities on Mississippi Power's balance sheets. The wholesale MB fuel cost recovery was immaterial for both periods presented.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Georgia Power
Nuclear Construction
Georgia Power placed Plant Vogtle Units 3 and 4 in service on July 31, 2023 and April 29, 2024, respectively. Georgia Power's net capital costs incurred through March 31, 2025 in connection with Plant Vogtle Units 3 and 4, and its approximate proportionate share of remaining capital costs to be incurred after March 31, 2025, including completion of site demobilization and remaining contractor obligations, is as follows:

(in millions)
Total project capital cost forecast(a)(b)	$10,732
Net investment at March 31, 2025(b)	(10,676)
Remaining estimate to complete	$56
(a)Includes approximately $1.2 billion of costs that are not shared with the other Vogtle Owners. Excludes financing costs capitalized through AFUDC of approximately $440 million accrued through Unit 4's in-service date.
(b)Net of $1.7 billion received from Toshiba under the Guarantee Settlement Agreement and approximately $188 million in related customer refunds.
Other Construction
At March 31, 2025, Georgia Power had recorded approximately $963 million of combined capital costs, excluding AFUDC, for the projects reflected in the table below. The total certified amounts related to these projects are approximately $2.8 billion, excluding AFUDC. The ultimate outcome of these matters cannot be determined at this time.

Project	Resource	Approximate Nameplate Capacity (MW)	Projected COD	Regulatory Approval
Projects Under Construction at March 31, 2025
McGrau Ford	Battery energy storage	265	Fourth quarter 2026	2022 IRP
Plant Yates Units 8 through 10	Combustion turbine	1,326	Fourth quarter 2026 through third quarter 2027	2023 IRP Update
Various facilities	Battery energy storage	500	Second quarter 2026 through fourth quarter 2026	2023 IRP Update
Mississippi Power
Performance Evaluation Plan
On March 17, 2025, Mississippi Power submitted its annual retail PEP filing for 2025 to the Mississippi PSC, which requested a 4.0%, or $41 million, annual increase in revenues, primarily due to increases in investment and depreciation. In accordance with the PEP rate schedule, an increase of 2.0% of total retail revenues, or approximately $22 million, became effective with the first billing cycle of April 2025, subject to refund. The related proceedings are projected to conclude in summer 2025. The ultimate outcome of this matter cannot be determined at this time.
Environmental Compliance Overview Plan
On April 1, 2025, the Mississippi PSC approved Mississippi Power's annual ECO Plan filing for 2025, resulting in a $6 million annual increase in revenues effective with the first billing cycle of May 2025.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
System Restoration Rider
On March 3, 2025, Mississippi Power submitted its annual SRR filing for 2025 to the Mississippi PSC, indicating no change in retail rates. The filing includes a request to increase the minimum annual SRR accrual from $12.6 million to $13.2 million. The ultimate outcome of this matter cannot be determined at this time.
Plant Daniel
In November 2024, Mississippi Power entered into an agreement with FP&L to acquire FP&L's 50% ownership interest in Plant Daniel Units 1 and 2. This acquisition will include a payment by FP&L to Mississippi Power of between $35 million and $37 million, which represents an estimate of the incremental cost to Mississippi Power to assume ownership of FP&L's interest, based on the timing of the completion of the transaction. On January 7, 2025, the Mississippi PSC approved Mississippi Power's request for (i) the inclusion of the acquired assets and the associated costs at Plant Daniel in Mississippi Power's retail rate base, upon completion of the transaction, (ii) the establishment of a new regulatory liability account in which all of the proceeds to be paid by FP&L will be recorded, and (iii) Mississippi Power's ability to amortize that regulatory liability by charging certain expenditures against it. On April 21, 2025, the Florida PSC preliminarily approved the transaction. Interested parties may file an objection or protest by May 12, 2025. In the absence of such a filing, the approval will become final and effective upon the issuance of a final order by the Florida PSC. The completion of the transaction is subject to the satisfaction or waiver of certain conditions, including, among other customary closing conditions, a final order from the Florida PSC. The ultimate outcome of this matter cannot be determined at this time.
Municipal and Rural Associations Tariff
On April 3, 2025, the FERC approved a settlement agreement filed by Mississippi Power and Cooperative Energy in December 2024. The settlement agreement provides for (i) a $1 million increase in annual wholesale base revenues and a refund to customers of approximately $4 million, (ii) a rate escalation of 2.5% on an annual basis in periods subsequent to December 31, 2024 and continuing through the end of the shared service agreement on December 31, 2035, and (iii) a waiver of rights by Mississippi Power and Cooperative Energy to file for any changes in non-fuel rates through the end of the term of the shared service agreement.
Southern Company Gas
Infrastructure Replacement Programs and Capital Projects
On March 26, 2025, the Illinois Supreme Court denied Nicor Gas' petition for leave to appeal $14 million of the 2019 Qualifying Infrastructure Plant disallowance. This matter is now concluded and had no impact on the current period financial statements.
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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Southern Company and Mississippi Power
In 2010, the DOE, through a cooperative agreement with SCS, agreed to fund $270 million of the Kemper County energy facility through the grants awarded to the project by the DOE under the Clean Coal Power Initiative Round 2. In 2016, additional DOE grants in the amount of $137 million were awarded to the Kemper County energy facility. In 2018, Mississippi Power filed with the DOE its request for property closeout certification under the contract related to the $387 million of total grants received. In 2020, Mississippi Power and Southern Company executed an agreement with the DOE completing Mississippi Power's request, which enabled Mississippi Power to proceed with full dismantlement of the abandoned gasifier-related assets and site restoration activities. In connection with the DOE closeout discussions, in 2019, the Civil Division of the Department of Justice informed Southern Company and Mississippi Power of a civil investigation related to the DOE grants. In August 2023, the U.S. District Court for the Northern District of Georgia unsealed a civil action in which defendants Southern Company, SCS, and Mississippi Power are alleged to have violated certain provisions of the False Claims Act by fraudulently inducing the DOE to disburse funds pursuant to the grants. The federal government declined to intervene in the action. In October 2023, the plaintiff, a former SCS employee, filed an amended complaint, again alleging certain violations of the False Claims Act. The plaintiff seeks to recover all damages incurred personally and on behalf of the federal government caused by the defendants' alleged violations, as well as treble damages and attorneys' fees, among other relief. In February 2024, the defendants moved to dismiss the amended complaint. In August 2024, the court granted the defendants' motion in part and denied it in part, dismissing the plaintiff's False Claims Act count along with its accompanying treble damages and attorneys' fees but allowing the employment retaliation claim to proceed. In October 2024, the plaintiff requested interlocutory appeal of the court's decision, which was denied on February 25, 2025, and the defendants asserted counterclaims for conversion and misappropriation of trade secrets. In November 2024, the defendants filed a motion for judgment on the pleadings on the plaintiff's employment retaliation claim. In December 2024, the plaintiff filed a motion to dismiss the defendants' counterclaims. An adverse outcome could have a material impact on Southern Company's and Mississippi Power's financial statements.
Alabama Power
In September 2022, Mobile Baykeeper filed a citizen suit in the U.S. District Court for the Southern District of Alabama alleging that Alabama Power's plan to close the Plant Barry surface impoundment utilizing a closure-in-place methodology violates the Resource Conservation and Recovery Act (RCRA) and regulations governing CCR. Among other relief requested, Mobile Baykeeper sought a declaratory judgment that the RCRA and regulations governing CCR were being violated, preliminary and injunctive relief to prevent implementation of Alabama Power's closure plan, and the development of a closure plan that satisfies regulations governing CCR requirements. In December 2022, Alabama Power filed a motion to dismiss the case. In January 2024, the lawsuit was dismissed without prejudice by the U.S. District Court judge. In February 2024, the plaintiff filed a motion to reconsider, which was denied by the U.S. District Court judge in July 2024. In August 2024, the plaintiff filed a notice of appeal in the U.S. Court of Appeals for the Eleventh Circuit challenging the denial of the motion to reconsider the order of dismissal.
In January 2023, the EPA issued a Notice of Potential Violations (NOPV) associated with Alabama Power's plan to close the Plant Barry surface impoundment. In September 2024, Alabama Power reached a settlement with the EPA resolving two of the three allegations in the NOPV related to the groundwater monitoring system and the emergency action plan at the Plant Barry surface impoundment. The settlement did not resolve the EPA's allegation relating to Alabama Power's plan to close the Plant Barry surface impoundment. Alabama Power has affirmed to the EPA its position that it is in compliance with CCR requirements.
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
Georgia Power's environmental remediation liability was $13 million at both March 31, 2025 and December 31, 2024. Georgia Power has been designated or identified as a potentially responsible party at sites governed by the Georgia Hazardous Site Response Act and/or by the federal Comprehensive Environmental Response, Compensation, and Liability Act, and assessment and potential cleanup of such sites is expected.
Southern Company Gas' environmental remediation liability was $220 million and $222 million at March 31, 2025 and December 31, 2024, respectively, based on the estimated cost of environmental investigation and remediation associated with known former manufactured gas plant operating sites.
The ultimate outcome of these matters cannot be determined at this time; however, as a result of the regulatory treatment for environmental remediation expenses described above, the final disposition of these matters is not expected to have a material impact on the financial statements of the applicable Registrants.
Other Matters
Mississippi Power
On March 31, 2025, the Mississippi Department of Revenue (Mississippi DOR) completed an audit of sales and use taxes paid by Mississippi Power from October 2019 to July 2024 and entered a final assessment, indicating a total amount due of $29 million, including associated penalties and interest. Mississippi Power does not agree with the audit findings and has the right to file an administrative appeal with the Mississippi DOR by May 30, 2025. Mississippi Power's sales and use taxes are generally authorized for rate recovery. The ultimate outcome of this matter cannot be determined at this time.
(D) REVENUE FROM CONTRACTS WITH CUSTOMERS AND LEASE INCOME
Revenue from Contracts with Customers
The Registrants generate revenues from a variety of sources, some of which are not accounted for as revenue from contracts with customers, such as leases, derivatives, and certain cost recovery mechanisms. Included in the wholesale electric revenues of the traditional electric operating companies and Southern Power are revenues associated with affiliate transactions. These revenues are generated through long-term PPAs or short-term energy sales made in accordance with the IIC, as approved by the FERC. Amounts related to these affiliate revenues are eliminated in consolidation for Southern Company. See Note 1 to the financial statements under "Affiliate Transactions" and "Revenues" in Item 8 of the Form 10-K for additional information. See "Lease Income" herein and Note (J) for additional information on revenue accounted for under lease and derivative accounting guidance, respectively.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The following table disaggregates revenue from contracts with customers for the three months ended March 31, 2025 and 2024:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Three Months Ended March 31, 2025
Operating revenues
Retail electric revenues
Residential	$2,065	$805	$1,186	$74	$—	$—
Commercial	1,612	482	1,055	75	—	—
Industrial	915	390	444	81	—	—
Other	31	3	26	2	—	—
Total retail electric revenues	4,623	1,680	2,711	232	—	—
Natural gas distribution revenues
Residential	845	—	—	—	—	845
Commercial	199	—	—	—	—	199
Transportation	406	—	—	—	—	406
Industrial	18	—	—	—	—	18
Other	112	—	—	—	—	112
Total natural gas distribution revenues	1,580	—	—	—	—	1,580
Wholesale electric revenues
PPA energy revenues	415	54	84	3	284	—
PPA capacity revenues	149	28	39	17	82	—
Non-PPA revenues	71	69	9	134	62	—
Total wholesale electric revenues	635	151	132	154	428	—
Other natural gas revenues
Gas marketing services	256	—	—	—	—	256
Other	4	—	—	—	—	4
Total other natural gas revenues	260	—	—	—	—	260
Other revenues	493	83	230	20	4	—
Total revenue from contracts with customers	7,591	1,914	3,073	406	432	1,840
Other revenue sources(*)	184	98	(36)	14	135	(1)
Total operating revenues	$7,775	$2,012	$3,037	$420	$567	$1,839

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Three Months Ended March 31, 2024
Operating revenues
Retail electric revenues
Residential	$1,852	$765	$1,016	$71	$—	$—
Commercial	1,471	468	932	71	—	—
Industrial	871	410	383	78	—	—
Other	30	3	25	2	—	—
Total retail electric revenues	4,224	1,646	2,356	222	—	—
Natural gas distribution revenues
Residential	745	—	—	—	—	745
Commercial	176	—	—	—	—	176
Transportation	361	—	—	—	—	361
Industrial	16	—	—	—	—	16
Other	113	—	—	—	—	113
Total natural gas distribution revenues	1,411	—	—	—	—	1,411
Wholesale electric revenues
PPA energy revenues	272	57	18	1	202	—
PPA capacity revenues	153	24	32	16	97	—
Non-PPA revenues	58	41	—	93	58	—
Total wholesale electric revenues	483	122	50	110	357	—
Other natural gas revenues
Gas marketing services	233	—	—	—	—	233
Other	5	—	—	—	—	5
Total other natural gas revenues	238	—	—	—	—	238
Other revenues	326	52	151	11	12	—
Total revenue from contracts with customers	6,682	1,820	2,557	343	369	1,649
Other revenue sources(*)	(36)	(29)	(159)	(1)	104	58
Total operating revenues	$6,646	$1,791	$2,398	$342	$473	$1,707
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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Contract Balances
The following table reflects the closing balances of receivables, contract assets, and contract liabilities related to revenues from contracts with customers at March 31, 2025 and December 31, 2024:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Accounts Receivable
At March 31, 2025	$3,006	$694	$1,200	$124	$106	$771
At December 31, 2024	3,048	783	1,244	113	106	660
Contract Assets
At March 31, 2025	$397	$4	$231	$—	$—	$73
At December 31, 2024	323	3	184	—	—	72
Contract Liabilities
At March 31, 2025	$190	$9	$71	$1	$1	$—
At December 31, 2024	140	11	34	—	2	3
Contract assets for Georgia Power primarily relate to unregulated service agreements, where payment is contingent on project completion, unbilled open access transmission tariff charges from 2024, and retail customer fixed bill programs, where the payment is contingent upon Georgia Power's continued performance and the customer's continued participation in the program over a one-year contract term. See Note 2 to the financial statements under "Georgia Power – Storm Damage Recovery" in Item 8 of the Form 10-K for additional information regarding unbilled open access transmission tariff charges. Contract liabilities for Georgia Power primarily relate to cash collections recognized in advance of revenue for unregulated service agreements. Southern Company Gas' contract assets relate to work performed on an energy efficiency enhancement and upgrade contract with the U.S. General Services Administration. Southern Company Gas received cash advances totaling approximately $68 million from a third-party financial institution to fund work performed. These advances have been accounted for as long-term debt on the balance sheets. See Note 1 to the financial statements under "Affiliate Transactions" in Item 8 of the Form 10-K for additional information regarding the construction contract. At March 31, 2025 and December 31, 2024, Southern Company's unregulated distributed generation business had contract assets of $90 million and $67 million, respectively, and contract liabilities of $109 million and $95 million, respectively, for outstanding performance obligations, all of which are expected to be satisfied within one year.
Revenues recognized in the three months ended March 31, 2025, which were included in contract liabilities at December 31, 2024, were $28 million for Southern Company and immaterial for the other Registrants. Contract liabilities are primarily classified as current on the balance sheets as the corresponding revenues are generally expected to be recognized within one year.
Remaining Performance Obligations
Southern Company's subsidiaries may enter into long-term contracts with customers in which revenues are recognized as performance obligations are satisfied over the contract term. For the traditional electric operating companies and Southern Power, these contracts primarily relate to PPAs whereby electricity and generation capacity are provided to a customer. The revenue recognized for the delivery of electricity is variable; however, certain PPAs include a fixed payment for fixed generation capacity over the term of the contract. Southern Company's unregulated distributed generation business also has partially satisfied performance obligations related

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
to certain fixed price contracts. Revenues from contracts with customers related to these performance obligations remaining at March 31, 2025 are expected to be recognized as follows:

	2025 (remaining)	2026	2027	2028	2029	Thereafter
	(in millions)
Southern Company	$763	$472	$394	$343	$309	$2,636
Alabama Power	63	5	3	1	—	—
Georgia Power	60	38	16	15	2	27
Mississippi Power(*)	47	66	69	73	—	—
Southern Power(*)	260	331	340	316	312	2,609
(*)Includes performance obligations related to affiliate PPAs with Georgia Power. See Note 1 to the financial statements under "Affiliate Transactions" in Item 8 of the Form 10-K for additional information.
Lease Income
Lease income for the three months ended March 31, 2025 and 2024 is as follows:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
For the Three Months Ended March 31, 2025
Lease income - interest income on sales-type leases	$6	$—	$—	$4	$2	$—
Lease income - operating leases	33	2	7	1	37	9
Variable lease income	81	—	—	—	89	—
Total lease income	$120	$2	$7	$5	$128	$9

For the Three Months Ended March 31, 2024
Lease income - interest income on sales-type leases	$5	$—	$—	$3	$2	$—
Lease income - operating leases	35	3	7	1	21	9
Variable lease income	72	—	—	—	79	—
Total lease income	$112	$3	$7	$4	$102	$9
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
Southern Company
At March 31, 2025 and December 31, 2024, Southern Holdings had equity method investments totaling $122 million and $128 million, respectively, primarily related to investments in venture capital funds focused on energy and utility investments. Earnings/losses from these investments were immaterial for all periods presented.
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
SP Solar and SP Wind
At March 31, 2025 and December 31, 2024, SP Solar had total assets of $5.3 billion and $5.4 billion, respectively, total liabilities of $364 million and $372 million, respectively, and noncontrolling interests of $0.9 billion and $1.0 billion, respectively. Cash distributions from SP Solar are allocated 67% to Southern Power and 33% to the limited partner in accordance with their partnership interest percentage. Under the terms of the limited partnership agreement, distributions without limited partner consent are limited to available cash and SP Solar is obligated to distribute all such available cash to its partners each quarter. Available cash includes all cash generated in the quarter subject to the maintenance of appropriate operating reserves.
At March 31, 2025 and December 31, 2024, SP Wind had total assets of $2.0 billion, total liabilities of $201 million and $177 million, respectively, and noncontrolling interests of $35 million. Under the terms of the limited liability agreement, distributions without Class A member consent are limited to available cash and SP Wind is obligated to distribute all such available cash to its members each quarter. Available cash includes all cash generated in the quarter subject to the maintenance of appropriate operating reserves. Cash distributions from SP Wind are generally allocated 60% to Southern Power and 40% to the three financial investors in accordance with the limited liability agreement.
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
At March 31, 2025 and December 31, 2024, the other VIEs had total assets of $1.6 billion, total liabilities of $227 million and $224 million, respectively, and noncontrolling interests of $678 million and $691 million, respectively. Under the terms of the partnership agreements, distributions of all available cash are required each month or quarter and additional distributions require partner consent.
Southern Company Gas
The carrying amounts of Southern Company Gas' equity method investments at March 31, 2025 and December 31, 2024 were as follows:

Investment Balance	March 31, 2025	December 31, 2024
	(in millions)
SNG	$1,274	$1,245
Other	38	34
Total	$1,312	$1,279
The earnings from Southern Company Gas' equity method investment related to SNG were $39 million and $44 million for the three months ended March 31, 2025 and 2024, respectively. The earnings from Southern Company Gas' other equity method investments were immaterial for all periods presented.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
(F) FINANCING
Bank Credit Arrangements
See Note 8 to the financial statements under "Bank Credit Arrangements" in Item 8 of the Form 10-K for additional information.
At March 31, 2025, committed credit arrangements with banks were as follows:

	Expires
Company	2025	2026	2027	2029	2030	Total	Unused	Expires within One Year
	(in millions)
Southern Company parent(a)	$—	$—	$500	$—	$2,500	$3,000	$2,999	$—
Alabama Power(b)	—	665	—	700	—	1,365	1,364	—
Georgia Power	—	—	—	—	2,050	2,050	2,026	—
Mississippi Power(a)	—	—	125	—	150	275	275	—
Southern Power(a)(c)	—	—	—	—	600	600	600	—
Southern Company Gas(d)	—	—	—	1,600	—	1,600	1,598	—
SEGCO	30	—	—	—	—	30	30	30
Southern Company	$30	$665	$625	$2,300	$5,300	$8,920	$8,892	$30
(a)Arrangement expiring in 2030 represents a $3.25 billion combined arrangement for Southern Company, Mississippi Power, and Southern Power allowing for flexible sublimits. Pursuant to the combined facility, the allocations among Southern Company, Southern Power, and Mississippi Power may be adjusted.
(b)Includes $15 million expiring in 2026 at Alabama Property Company, a wholly-owned subsidiary of Alabama Power, of which $14 million was unused at March 31, 2025. Alabama Power is not party to this arrangement.
(c)Does not include Southern Power Company's $75 million and $100 million continuing letter of credit facilities for standby letters of credit, expiring in 2027 and 2026, respectively, of which $17 million and $4 million, respectively, was unused at March 31, 2025. Southern Power's subsidiaries are not parties to its bank credit arrangements or letter of credit facilities.
(d)Southern Company Gas, as the parent entity, guarantees the obligations of Southern Company Gas Capital, which is the borrower of $800 million of the credit arrangement expiring in 2029. Southern Company Gas' committed credit arrangement expiring in 2029 also includes $800 million for which Nicor Gas is the borrower and which is restricted for working capital needs of Nicor Gas. Pursuant to the multi-year credit arrangement expiring in 2029, the allocations between Southern Company Gas Capital and Nicor Gas may be adjusted.
As reflected in the table above, in March 2025, (i) Southern Company and Southern Power amended and restated their combined multi-year credit arrangement to include Mississippi Power, increase the total credit arrangement from $2.45 billion to $3.25 billion (currently allocated $2.50 billion for Southern Company, $600 million for Southern Power, and $150 million for Mississippi Power), and extend the maturity date from 2029 to 2030; (ii) Southern Company increased its $150 million credit arrangement to $500 million and extended the maturity date from 2025 to 2027; (iii) Georgia Power increased its $1.75 billion credit arrangement to $2.05 billion and extended the maturity date from 2029 to 2030; and (iv) Southern Company Gas Capital, along with Nicor Gas, increased its $1.5 billion credit arrangement to $1.6 billion (currently allocated $800 million for each of Southern Company Gas Capital and Nicor Gas). Also in March 2025, (i) Georgia Power terminated $300 million of credit arrangements expiring in 2025, (ii) Mississippi Power terminated $150 million of credit arrangements expiring in 2027, and (iii) Nicor Gas terminated a $100 million credit arrangement expiring in 2025. Alabama Power and Southern Company Gas Capital, along with Nicor Gas, entered into agreements in March 2025 to extend the maturity date of each of their respective multi-year credit agreements in May 2025 from 2029 to 2030.
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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
These bank credit arrangements, as well as the term loan arrangements of the Registrants, Nicor Gas, and SEGCO, contain covenants that limit debt levels and contain cross-acceleration provisions to other indebtedness (including guarantee obligations) that are restricted only to the indebtedness of the individual company. The cross-acceleration provisions to other indebtedness would trigger an event of default if the applicable borrower defaulted on indebtedness, the payment of which was then accelerated. At March 31, 2025, the Registrants, Nicor Gas, and SEGCO were in compliance with all such covenants. None of the bank credit arrangements contain material adverse change clauses at the time of borrowings.
A portion of the unused credit with banks is allocated to provide liquidity support to certain revenue bonds of the traditional electric operating companies and the commercial paper programs of the Registrants, Nicor Gas, and SEGCO. At March 31, 2025, outstanding variable rate demand revenue bonds of the traditional electric operating companies with allocated liquidity support totaled approximately $1.5 billion (comprised of approximately $796 million at Alabama Power, $667 million at Georgia Power, and $69 million at Mississippi Power). In addition, at March 31, 2025, Alabama Power and Georgia Power had approximately $207 million and $386 million, respectively, of fixed rate revenue bonds outstanding that are required to be remarketed within the next 12 months. Alabama Power's $207 million of fixed rate revenue bonds are classified as securities due within one year on its balance sheets as they are not covered by long-term committed credit. All other variable rate demand revenue bonds and fixed rate revenue bonds required to be remarketed within the next 12 months are classified as long-term debt on the balance sheets as a result of available long-term committed credit.
Equity Distribution Agreement
See Note 8 to the financial statements under "Equity Distribution Agreement" in Item 8 of the Form 10-K for additional information.
The table below reflects shares of Southern Company common stock sold under separate forward sale contracts with forward purchasers during the three months ended March 31, 2025.

Shares Sold	Initial Forward Price per Share	To be Settled On or Before
292,694(a)	$83.3293	December 31, 2025
563,386	$87.9027	December 31, 2025
1,000,000	$88.7502	June 30, 2026
1,000,000	$88.7739	June 30, 2026
1,000,000	$91.2856	June 30, 2026
1,000,000	$89.1444	June 30, 2026
1,000,000	$88.8490	June 30, 2026
1,000,000	$88.8903	June 30, 2026
314,609(b)	$90.9196(b)	June 30, 2026
(a)The total number of shares sold under this forward sale contract is 436,614, of which the first 143,920 shares were sold in December 2024.
(b)The total number of shares sold under this forward sale contract is 1,000,000, of which the remaining 685,391 shares were sold subsequent to March 31, 2025. The initial forward price was determined after the completion of sales by the forward seller in April 2025.
As of March 31, 2025, Southern Company had entered into separate forward sale contracts with forward purchasers for a total of 10,000,000 shares of common stock, of which 9,314,609 shares had been sold by the forward sellers, and no shares had been settled under the forward sale contracts.
In April 2025, Southern Company entered into another separate forward sale contract with a forward purchaser for the sale of 1,255,000 shares of its common stock with an initial forward price of $91.0566 per share, to be settled on or before June 30, 2026.
Each initial forward price is subject to adjustment under certain circumstances as specified in the forward sales contract. Southern Company may settle these forward transactions in shares, cash, or net shares.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Earnings per Share
For Southern Company, the only difference in computing basic and diluted earnings per share (EPS) is attributable to awards outstanding under stock-based compensation plans, forward sale contracts pursuant to the equity distribution agreement, and convertible senior notes. EPS dilution resulting from stock-based compensation plans and the forward sale contracts is determined using the treasury stock method, and EPS dilution resulting from the convertible senior notes is determined using the net share settlement method. See "Equity Distribution Agreement" herein and Note 8 to the financial statements under "Convertible Senior Notes" and "Equity Distribution Agreement" and Note 12 to the financial statements in Item 8 of the Form 10-K for additional information. Shares used to compute diluted EPS were as follows:

	Three Months Ended March 31,
	2025	2024
	(in millions)
As reported shares	1,100	1,094
Effect of stock-based compensation	5	6
Diluted shares	1,105	1,100
For all periods presented, an immaterial number of stock-based compensation awards was excluded from the diluted EPS calculation because the awards were anti-dilutive.
For the three months ended March 31, 2025, dilution resulting from convertible senior notes and forward sale contracts was immaterial.
(G) INCOME TAXES
See Note 10 to the financial statements in Item 8 of the Form 10-K for additional tax information.
Current and Deferred Income Taxes
In 2024, Alabama Power, Georgia Power, and Southern Power entered into agreements with non-affiliated parties to transfer ITCs and PTCs at a discount to the generated credit value in 2024, 2025, and 2026. In the first quarter 2025, Alabama Power, Georgia Power, and Southern Power received cash of $44 million, $23 million, and $2 million, respectively, from 2024 credits transferred. The discount is recorded as a reduction in tax credits recognized in the financial statements and does not have a material impact on results of operations. The Southern Company system continues to explore the ability to efficiently monetize its tax credits through third-party transfer agreements.
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
Southern Company
Southern Company's effective tax rate was 18.1% for the three months ended March 31, 2025 compared to 17.2% for the corresponding period in 2024. The effective tax rate increase was primarily due to a decrease in the flowback of certain excess deferred income taxes at Alabama Power, partially offset by an increase in the generation of advanced nuclear PTCs at Georgia Power and the flowback of excess state deferred income taxes at Georgia Power.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Alabama Power
Alabama Power's effective tax rate was 22.8% for the three months ended March 31, 2025 compared to 20.4% for the corresponding period in 2024. The effective tax rate increase was primarily due to a decrease in the flowback of certain excess deferred income taxes.
Georgia Power
Georgia Power's effective tax rate was 14.2% for the three months ended March 31, 2025 compared to 15.3% for the corresponding period in 2024. The effective tax rate decrease was primarily due to an increase in the generation of advanced nuclear PTCs and the flowback of excess state deferred income taxes.
Mississippi Power
Mississippi Power's effective tax rate was 22.9% for the three months ended March 31, 2025 compared to 17.3% for the corresponding period in 2024. The effective tax rate increase was primarily due to a decrease in the flowback of certain excess deferred income taxes.
Southern Power
Southern Power's effective tax benefit rate was (5.3)% for the three months ended March 31, 2025 compared to (57.1)% for the corresponding period in 2024. The effective tax rate increase was primarily due to a change in pre-tax earnings attributable to Southern Power, including the impact of accelerated depreciation related to the repowering of the Kay Wind facility. See Note (K) under "Southern Power – Wind Repowering Projects" herein for additional information.
Southern Company Gas
Southern Company Gas' effective tax rate was 23.7% for the three months ended March 31, 2025 compared to 25.2% for the corresponding period in 2024. The effective tax rate decrease was primarily due to an increase in the flowback of excess state deferred income taxes.
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
On each Registrant's condensed statements of income, the service cost component of net periodic benefit costs is included in other operations and maintenance expenses and all other components of net periodic benefit costs are included in other income (expense), net. Components of the net periodic benefit costs for the three months ended March 31, 2025 and 2024 are presented in the following tables.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Three Months Ended March 31, 2025
Pension Plans
Service cost	$66	$15	$16	$3	$1	$7
Interest cost	166	39	49	7	2	11
Expected return on plan assets	(320)	(78)	(99)	(15)	(4)	(22)
Amortization:
Prior service costs	—	—	—	—	—	(1)
Regulatory asset	—	—	—	—	—	4
Net loss	9	2	4	1	1	—
Net periodic pension income	$(79)	$(22)	$(30)	$(4)	$—	$(1)

Postretirement Benefits
Service cost	$3	$1	$1	$—	$—	$—
Interest cost	17	4	6	1	—	2
Expected return on plan assets	(23)	(9)	(8)	—	—	(2)
Amortization:
Prior service costs	1	—	—	—	—	—
Regulatory asset	—	—	—	—	—	2
Net gain	(3)	—	—	(1)	—	(2)
Net periodic postretirement benefit income	$(5)	$(4)	$(1)	$—	$—	$—

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Three Months Ended March 31, 2024
Pension Plans
Service cost	$73	$17	$18	$3	$2	$7
Interest cost	159	37	48	7	2	10
Expected return on plan assets	(316)	(77)	(99)	(14)	(4)	(21)
Amortization:
Prior service costs	—	—	—	—	—	(1)
Regulatory asset	—	—	—	—	—	4
Net loss	14	4	5	—	—	—
Net periodic pension income	$(70)	$(19)	$(28)	$(4)	$—	$(1)

Postretirement Benefits
Service cost	$4	$1	$1	$—	$—	$—
Interest cost	16	4	6	1	—	2
Expected return on plan assets	(22)	(9)	(8)	—	—	(2)
Amortization:
Prior service costs	1	—	—	—	—	—
Regulatory asset	—	—	—	—	—	2
Net gain	(4)	—	(1)	(1)	—	(1)
Net periodic postretirement benefit cost (income)	$(5)	$(4)	$(2)	$—	$—	$1

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
(I) FAIR VALUE MEASUREMENTS
At March 31, 2025, assets and liabilities measured at fair value on a recurring basis during the period, together with their associated level of the fair value hierarchy, were as follows:

	Fair Value Measurements Using
At March 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value as a Practical Expedient (NAV)	Total
	(in millions)
Southern Company
Assets:
Energy-related derivatives(a)	$23	$203	$—	$—	$226
Interest rate derivatives	—	5	—	—	5
Investments in trusts:(b)
Domestic equity	814	236	—	—	1,050
Foreign equity	152	186	—	—	338
U.S. Treasury and government agency securities	—	373	—	—	373
Municipal bonds	—	49	—	—	49
Pooled funds – fixed income	—	6	—	—	6
Corporate bonds	—	474	—	—	474
Mortgage- and asset-backed securities	—	117	—	—	117
Private equity	—	—	—	182	182
Cash and cash equivalents	1	—	—	—	1
Other	25	2	—	9	36
Investments, available-for-sale:
U.S. Treasury and government agency securities	1	6	—	—	7
Corporate bonds	1	2	—	—	3
Mortgage- and asset-backed securities	—	11	—	—	11
Cash equivalents and restricted cash	1,560	18	—	—	1,578
Other investments	10	33	8	—	51
Total	$2,587	$1,721	$8	$191	$4,507
Liabilities:
Energy-related derivatives(a)	$6	$57	$—	$—	$63
Interest rate derivatives	—	234	—	—	234
Foreign currency derivatives	—	161	—	—	161
Contingent consideration	3	—	14	—	17
Other	—	13	11	—	24
Total	$9	$465	$25	$—	$499

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Fair Value Measurements Using
At March 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value as a Practical Expedient (NAV)	Total
	(in millions)
Alabama Power
Assets:
Energy-related derivatives	$—	$67	$—	$—	$67
Nuclear decommissioning trusts:(b)
Domestic equity	446	227	—	—	673
Foreign equity	152	—	—	—	152
U.S. Treasury and government agency securities	—	16	—	—	16
Municipal bonds	—	1	—	—	1
Corporate bonds	—	295	—	—	295
Mortgage- and asset-backed securities	—	33	—	—	33
Private equity	—	—	—	182	182
Other	8	1	—	9	18
Cash equivalents	673	18	—	—	691
Other investments	—	33	—	—	33
Total	$1,279	$691	$—	$191	$2,161
Liabilities:
Energy-related derivatives	$—	$17	$—	$—	$17

Georgia Power
Assets:
Energy-related derivatives	$—	$64	$—	$—	$64
Nuclear decommissioning trusts:(b)
Domestic equity	368	1	—	—	369
Foreign equity	—	185	—	—	185
U.S. Treasury and government agency securities	—	357	—	—	357
Municipal bonds	—	48	—	—	48
Corporate bonds	—	179	—	—	179
Mortgage- and asset-backed securities	—	84	—	—	84
Other	17	1	—	—	18
Cash equivalents	270	—	—	—	270
Total	$655	$919	$—	$—	$1,574
Liabilities:
Energy-related derivatives	$—	$18	$—	$—	$18

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Fair Value Measurements Using
At March 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value as a Practical Expedient (NAV)	Total
	(in millions)
Mississippi Power
Assets:
Energy-related derivatives	$—	$45	$—	$—	$45
Cash equivalents	28	—	—	—	28
Total	$28	$45	$—	$—	$73
Liabilities:
Energy-related derivatives	$—	$20	$—	$—	$20

Southern Power
Assets:
Energy-related derivatives	$—	$6	$—	$—	$6
Cash equivalents	73	—	—	—	73
Total	$73	$6	$—	$—	$79
Liabilities:
Foreign currency derivatives	$—	$32	$—	$—	$32
Contingent consideration	3	—	14	—	17
Other	—	13	11	—	24
Total	$3	$45	$25	$—	$73

Southern Company Gas
Assets:
Energy-related derivatives(a)	$23	$21	$—	$—	$44
Non-qualified deferred compensation trusts:
Domestic equity	—	8	—	—	8
Foreign equity	—	1	—	—	1
Pooled funds – fixed income	—	6	—	—	6
Cash and cash equivalents	1	—	—	—	1
Cash equivalents	71	—	—	—	71
Total	$95	$36	$—	$—	$131
Liabilities:
Energy-related derivatives(a)	$6	$2	$—	$—	$8
Interest rate derivatives	—	66	—	—	66
Total	$6	$68	$—	$—	$74
(a)Excludes cash collateral of $5 million.
(b)Excludes receivables related to investment income, pending investment sales, payables related to pending investment purchases, and currencies. See Note 6 to the financial statements under "Nuclear Decommissioning" in Item 8 of the Form 10-K for additional information.
Southern Company, Alabama Power, and Georgia Power continue to elect the option to fair value investment securities held in the nuclear decommissioning trust funds. The fair value of the funds, including reinvested interest and dividends and excluding the funds' expenses, increased (decreased) by the amounts shown in the table below for

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
the three months ended March 31, 2025 and 2024. The changes were recorded as a change to the regulatory assets and liabilities related to AROs for Georgia Power and Alabama Power, respectively.

	Three Months Ended March 31,
Fair value increases (decreases)	2025	2024
	(in millions)
Southern Company	$(6)	$103
Alabama Power	(13)	68
Georgia Power	7	35
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
Southern Company's investments, available for sale relate to a wholly-owned subsidiary that insures various risk exposures of Southern Company and its subsidiaries. Corporate and municipal bonds, government agency securities, and commercial paper are valued using pricing models maximizing the use of observable inputs for similar securities, including basing value on yields currently available on comparable securities of issues with similar credit ratings. Mortgage- and asset-backed securities are valued through an analysis of the underlying assets and a review of the documentation, including financials, the manager's valuation methodology in valuing their underlying assets, the types of assets and risks involved, and the investor's exit and termination parameters.

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
At March 31, 2025, the fair value measurements of private market investments held in Alabama Power's nuclear decommissioning trusts that are calculated at net asset value per share (or its equivalent) as a practical expedient totaled $191 million and unfunded commitments related to the private market investments totaled $96 million. Private market investments include high-quality private equity funds across several market sectors, funds that invest in real estate assets, and a private credit fund. Private market funds do not have redemption rights. Distributions from these funds will be received as the underlying investments in the funds are liquidated.
At March 31, 2025, other financial instruments for which the carrying amount did not equal fair value were as follows:

	Southern Company(*)	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas(*)
	(in billions)
Long-term debt, including securities due within one year:
Carrying amount	$67.8	$11.7	$19.7	$1.8	$2.7	$8.5
Fair value	63.2	10.4	18.1	1.6	2.6	7.5
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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
At March 31, 2025, the net volume of energy-related derivative contracts for natural gas positions, together with the longest hedge date over which the respective entity is hedging its exposure to the variability in future cash flows for forecasted transactions and the longest non-hedge date for derivatives not designated as hedges, were as follows:

	Net Purchased mmBtu	Longest Hedge Date	Longest Non-Hedge Date
	(in millions)
Southern Company(*)	404	2030	2028
Alabama Power	113	2028	—
Georgia Power	109	2027	—
Mississippi Power	101	2029	—
Southern Power	5	2030	2025
Southern Company Gas(*)	76	2027	2028
(*)Southern Company Gas' derivative instruments include both long and short natural gas positions. A long position is a contract to purchase natural gas and a short position is a contract to sell natural gas. Southern Company Gas' volume represents the net of 85.3 million mmBtu long natural gas positions and 9.8 million mmBtu short natural gas positions at March 31, 2025, which is also included in Southern Company's total volume.
In addition to the volumes discussed above, the traditional electric operating companies and Southern Power enter into physical natural gas supply contracts that provide the option to sell back excess natural gas due to operational constraints. The maximum expected volume of natural gas subject to such a feature is 5 million mmBtu for Southern Company, which includes 1 million mmBtu for Alabama Power, 2 million mmBtu for Georgia Power, 1 million mmBtu for Mississippi Power, and 1 million mmBtu for Southern Power.
For cash flow hedges of energy-related derivatives, the estimated pre-tax losses expected to be reclassified from accumulated OCI to earnings for the 12-month period ending March 31, 2026 is $18 million and $15 million for Southern Company and Southern Company Gas, respectively, and immaterial for Southern Power.
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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
At March 31, 2025, the following interest rate derivatives were outstanding:

	Notional Amount	Weighted Average Interest Rate Paid	Interest Rate Received	Hedge Maturity Date	Fair Value Gain (Loss) at March 31, 2025
	(in millions)				(in millions)
Fair Value Hedges of Existing Debt
Southern Company parent	$400	1-month SOFR + 0.80%	1.75%	March 2028	$(31)
Southern Company parent	1,000	1-month SOFR + 2.48%	3.70%	April 2030	(129)
Southern Company parent	565	1-month SOFR + 1.56%	6.50%	March 2045	(3)
Southern Company Gas	500	1-month SOFR + 0.49%	1.75%	January 2031	(66)
Southern Company	$2,465				$(229)
For cash flow hedges of interest rate derivatives, the estimated pre-tax gains (losses) expected to be reclassified from accumulated OCI to interest expense for the 12-month period ending March 31, 2026 are immaterial for Southern Company, the traditional electric operating companies, and Southern Company Gas. Deferred gains and losses related to interest rate derivatives are expected to be amortized into earnings through 2054 for Southern Company, Georgia Power, and Mississippi Power, 2052 for Alabama Power, and 2046 for Southern Company Gas.
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
At March 31, 2025, the following foreign currency derivatives were outstanding:

	Pay Notional	Pay Rate	Receive Notional	Receive Rate	Hedge Maturity Date	Fair Value Gain (Loss) at March 31, 2025
	(in millions)		(in millions)			(in millions)
Cash Flow Hedges of Existing Debt
Southern Power	$564	3.78%	€500	1.85%	June 2026	$(32)
Fair Value Hedges of Existing Debt
Southern Company parent	1,476	3.39%	1,250	1.88%	September 2027	(129)
Southern Company	$2,040		€1,750			$(161)
For cash flow hedges of foreign currency derivatives, the estimated pre-tax losses expected to be reclassified from accumulated OCI to earnings for the 12-month period ending March 31, 2026 are $18 million for Southern Power.

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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The fair value of energy-related derivatives, interest rate derivatives, and foreign currency derivatives was reflected as either assets or liabilities in the balance sheets (included in "Other" or shown separately as "Risk Management Activities") as follows:

	At March 31, 2025		At December 31, 2024
Derivative Category and Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
	(in millions)
Southern Company
Energy-related derivatives designated as hedging instruments for regulatory purposes
Current	$130	$15	$33	$82
Non-current	70	37	42	40
Total derivatives designated as hedging instruments for regulatory purposes	200	52	75	122
Derivatives designated as hedging instruments in cash flow and fair value hedges
Energy-related derivatives:
Current	17	—	4	3
Non-current	4	—	4	—
Interest rate derivatives:
Current	5	58	—	61
Non-current	—	176	—	208
Foreign currency derivatives:
Current	—	35	—	36
Non-current	—	126	—	182
Total derivatives designated as hedging instruments in cash flow and fair value hedges	26	395	8	490
Energy-related derivatives not designated as hedging instruments
Current	5	11	5	3
Non-current	—	—	1	—
Total derivatives not designated as hedging instruments	5	11	6	3
Gross amounts recognized	231	458	89	615
Gross amounts offset(a)	(61)	(56)	(44)	(61)
Net amounts recognized in the Balance Sheets(b)	$170	$402	$45	$554

Alabama Power
Energy-related derivatives designated as hedging instruments for regulatory purposes
Current	$42	$6	$11	$30
Non-current	25	11	15	12
Total derivatives designated as hedging instruments for regulatory purposes	67	17	26	42
Gross amounts offset	(16)	(16)	(19)	(19)
Net amounts recognized in the Balance Sheets	$51	$1	$7	$23

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	At March 31, 2025		At December 31, 2024
Derivative Category and Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
	(in millions)
Georgia Power
Energy-related derivatives designated as hedging instruments for regulatory purposes
Current	$41	$4	$6	$32
Non-current	23	9	13	9
Total derivatives designated as hedging instruments for regulatory purposes	64	13	19	41
Energy-related derivatives not designated as hedging instruments
Current	—	5	—	1
Gross amounts recognized	64	18	19	42
Gross amounts offset	(13)	(13)	(15)	(15)
Net amounts recognized in the Balance Sheets	$51	$5	$4	$27

Mississippi Power
Energy-related derivatives designated as hedging instruments for regulatory purposes
Current	$24	$3	$5	$15
Non-current	21	17	14	19
Total derivatives designated as hedging instruments for regulatory purposes	45	20	19	34
Gross amounts offset	(19)	(19)	(17)	(17)
Net amounts recognized in the Balance Sheets	$26	$1	$2	$17

Southern Power
Derivatives designated as hedging instruments in cash flow hedges
Energy-related derivatives:
Current	$3	$—	$1	$—
Non-current	3	—	3	—
Foreign currency derivatives:
Current	—	11	—	11
Non-current	—	21	—	40
Total derivatives designated as hedging instruments in cash flow hedges	6	32	4	51
Net amounts recognized in the Balance Sheets	$6	$32	$4	$51

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	At March 31, 2025		At December 31, 2024
Derivative Category and Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
	(in millions)
Southern Company Gas
Energy-related derivatives designated as hedging instruments for regulatory purposes
Current	$23	$2	$11	$5
Non-current	1	—	—	—
Total derivatives designated as hedging instruments for regulatory purposes	24	2	11	5
Derivatives designated as hedging instruments in cash flow and fair value hedges
Energy-related derivatives:
Current	14	—	3	3
Non-current	1	—	1	—
Interest rate derivatives:
Current	—	14	—	17
Non-current	—	52	—	67
Total derivatives designated as hedging instruments in cash flow and fair value hedges	15	66	4	87
Energy-related derivatives not designated as hedging instruments
Current	5	6	5	2
Non-current	—	—	1	—
Total derivatives not designated as hedging instruments	5	6	6	2
Gross amounts recognized	44	74	21	94
Gross amounts offset(a)	(13)	(8)	7	(10)
Net amounts recognized in the Balance Sheets(b)	$31	$66	$28	$84
(a)Gross amounts offset includes cash collateral held on deposit in broker margin accounts of $5 million and $17 million at March 31, 2025 and December 31, 2024, respectively.
(b)Net amounts of derivative instruments outstanding exclude immaterial premium and intrinsic value associated with weather derivatives at March 31, 2025 and December 31, 2024.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
At March 31, 2025 and December 31, 2024, the pre-tax effects of unrealized derivative gains (losses) arising from energy-related derivative instruments designated as regulatory hedging instruments and deferred were as follows:

Regulatory Hedge Unrealized Gain (Loss) Recognized in the Balance Sheet
Derivative Category and Balance Sheet Location	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Company Gas
	(in millions)
At March 31, 2025:
Energy-related derivatives:
Other regulatory assets, current	$(1)	$—	$—	$—	$(1)
Other regulatory assets, deferred	(1)	—	—	(1)	—
Other regulatory liabilities, current	114	36	37	21	20
Other regulatory liabilities, deferred	34	14	14	5	1
Total energy-related derivative gains (losses)	$146	$50	$51	$25	$20

At December 31, 2024:
Energy-related derivatives:
Other regulatory assets, current	$(61)	$(23)	$(26)	$(11)	$(1)
Other regulatory assets, deferred	(5)	—	—	(5)	—
Other regulatory liabilities, current	8	4	—	—	4
Other regulatory liabilities, deferred	8	3	4	1	—
Total energy-related derivative gains (losses)	$(50)	$(16)	$(22)	$(15)	$3

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
For the three months ended March 31, 2025 and 2024, the pre-tax effects of cash flow and fair value hedge accounting on accumulated OCI for the applicable Registrants were as follows:

Gain (Loss) Recognized in OCI on Derivatives	For the Three Months Ended March 31,
	2025	2024
	(in millions)
Southern Company
Cash flow hedges:
Energy-related derivatives	$19	$(8)
Interest rate derivatives	(2)	23
Foreign currency derivatives	19	(14)
Fair value hedges(*):
Foreign currency derivatives	(16)	—
Total	$20	$1
Georgia Power
Cash flow hedges:
Interest rate derivatives	$(2)	$16
Mississippi Power
Cash flow hedges:
Interest rate derivatives	$—	$7
Southern Power
Cash flow hedges:
Energy-related derivatives	$3	$(1)
Foreign currency derivatives	19	(14)
Total	$22	$(15)
Southern Company Gas
Cash flow hedges:
Energy-related derivatives	$16	$(7)
(*)Represents amounts excluded from the assessment of effectiveness for which the difference between changes in fair value and periodic amortization is recorded in OCI.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
For the three months ended March 31, 2025 and 2024, the pre-tax effects of cash flow and fair value hedge accounting on income were as follows:

		Gain (Loss)
Statements of Income Location	Derivative Category	For the Three Months Ended March 31,
		2025	2024
		(in millions)
Southern Company
Fuel	Energy-related cash flow hedges	$1	$(1)
Cost of natural gas	Energy-related cash flow hedges	(1)	(23)
Other operations and maintenance	Energy-related cash flow hedges	—	(1)
Interest expense, net of amounts capitalized	Interest rate cash flow hedges	(2)	(4)
	Foreign currency cash flow hedges	(3)	(3)
	Interest rate fair value hedges	40	(31)
Other income (expense), net	Foreign currency cash flow hedges	21	(12)
	Foreign currency fair value hedges	40	39
	Amount excluded from effectiveness testing recognized in earnings	16	—
Southern Power
Fuel	Energy-related cash flow hedges	$1	$(1)
Interest expense, net of amounts capitalized	Foreign currency cash flow hedges	(3)	(3)
Other income (expense), net	Foreign currency cash flow hedges	21	(12)
Southern Company Gas
Cost of natural gas	Energy-related cash flow hedges	$(1)	$(23)
Operations and maintenance	Energy-related cash flow hedges	—	(1)
Interest expense, net of amounts capitalized	Interest rate fair value hedges	17	(4)
At March 31, 2025 and December 31, 2024, the following amounts were recorded on the balance sheets related to cumulative basis adjustments for fair value hedges:

	Carrying Amount of the Hedged Item		Cumulative Amount of Fair Value Hedging Adjustment included in Carrying Amount of the Hedged Item
Balance Sheet Location of Hedged Items	At March 31, 2025	At December 31, 2024	At March 31, 2025	At December 31, 2024
	(in millions)		(in millions)
Southern Company
Long-term debt	$(3,583)	$(2,936)	$198	$242

Southern Company Gas
Long-term debt	$(434)	$(422)	$63	$75
Pre-tax gains on energy-related derivatives not designated as hedging instruments were $8 million and $47 million for the three months ended March 31, 2025 and 2024, respectively, and reflected in cost of natural gas on the statements of income of Southern Company and Southern Company Gas.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Contingent Features
The Registrants do not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain derivatives that could require collateral, but not accelerated payment, in the event of various credit rating changes of certain Southern Company subsidiaries. Generally, collateral may be provided by a Southern Company guaranty, letter of credit, or cash. At March 31, 2025, the Registrants had no collateral posted with derivative counterparties to satisfy these arrangements.
For Southern Company, the fair value of foreign currency derivative liabilities and interest rate derivative liabilities with contingent features, and the maximum potential collateral requirements arising from the credit-risk-related contingent features at a rating below BBB- and/or Baa3, was $56 million at March 31, 2025. For Southern Power, the fair value of foreign currency derivative liabilities with contingent features, and the maximum potential collateral requirements arising from the credit-risk-related contingent features at a rating below BBB- and/or Baa3, was $15 million at March 31, 2025. For the traditional electric operating companies and Southern Power, energy-related derivative liabilities with contingent features and the maximum potential collateral requirements arising from the credit-risk-related contingent features, at a rating below BBB- and/or Baa3, were immaterial at March 31, 2025. The maximum potential collateral requirements arising from the credit-risk-related contingent features for the traditional electric operating companies and Southern Power include certain agreements that could require collateral in the event that one or more Southern Company power pool participants has a credit rating change to below investment grade.
Alabama Power and Southern Power maintain accounts with certain regional transmission organizations to facilitate financial derivative transactions and they may be required to post collateral based on the value of the positions in these accounts and the associated margin requirements. At March 31, 2025, cash collateral posted in these accounts was immaterial for Alabama Power and Southern Power. Southern Company Gas maintains accounts with brokers or the clearing houses of certain exchanges to facilitate financial derivative transactions. Based on the value of the positions in these accounts and the associated margin requirements, Southern Company Gas may be required to deposit cash into these accounts, which are netted with energy-related derivatives recognized in the balance sheets.
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
Mississippi Power
On April 21, 2025, the Florida PSC preliminarily approved Mississippi Power's acquisition of FP&L's 50% ownership interest in Plant Daniel Units 1 and 2. Interested parties may file an objection or protest by May 12, 2025. The ultimate outcome of this matter cannot be determined at this time. See Note (B) under "Mississippi Power – Plant Daniel" for additional information.
Southern Power
Construction Projects
During the three months ended March 31, 2025, Southern Power continued construction of the 200-MW first phase, the 180-MW second phase, and the 132-MW third phase of the Millers Branch solar facility. At March 31, 2025, the total cost of construction incurred for the Millers Branch project was $419 million, which is primarily included in CWIP. The ultimate outcome of these matters cannot be determined at this time.

Project Facility	Resource	Approximate Nameplate Capacity (MW)	Location	Projected COD	PPA Contract Period
Projects Under Construction at March 31, 2025
Millers Branch
Phase I	Solar	200	Haskell County, TX	Fourth quarter 2025	20 years
Phase II	Solar	180	Haskell County, TX	Second quarter 2026	15 years
Phase III	Solar	132	Haskell County, TX	Fourth quarter 2026	15 years
Wind Repowering Projects
During the three months ended March 31, 2025, Southern Power continued the development project to repower 200 MWs of the 299-MW Kay Wind facility located in Kay County, Oklahoma. The output of the project is contracted under an amended 20-year PPA with commercial operation projected to occur in the third quarter 2026. At March 31, 2025, the total cost of construction incurred related to the project was $37 million and is included in CWIP. The ultimate outcome of this matter cannot be determined at this time.
(L) SEGMENT AND RELATED INFORMATION
See Note 16 to the financial statements in Item 8 of the Form 10-K for additional information.
Southern Company
The primary businesses of the Southern Company system are electricity sales by the traditional electric operating companies and Southern Power and the distribution of natural gas by Southern Company Gas. The traditional electric operating companies are vertically integrated utilities providing electric service in three Southeastern states. Southern Power develops, constructs, acquires, owns, operates, and manages power generation assets, including renewable energy and battery energy storage projects, and sells electricity at market-based rates in the wholesale market. Southern Company Gas distributes natural gas through its natural gas distribution utilities and is involved in several other complementary businesses including gas pipeline investments and gas marketing services.
Southern Company's reportable business segments are the sale of electricity by the traditional electric operating companies, the sale of electricity in the competitive wholesale market by Southern Power, and the sale of natural gas and other complementary products and services by Southern Company Gas. While the traditional electric operating companies represent three separate operating segments, they are vertically integrated utilities providing electric service to retail customers, as well as wholesale customers, in the Southeast and have been aggregated into

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
one reportable segment. Revenues from sales by Southern Power to the traditional electric operating companies were $116 million and $92 million for the three months ended March 31, 2025 and 2024, respectively. Revenues from sales of natural gas from Southern Company Gas to the traditional electric operating companies and Southern Power were immaterial for both periods presented. The "All Other" column includes the Southern Company parent entity, which does not allocate operating expenses to business segments. Also, this category includes segments below the quantitative threshold for separate disclosure. These segments include providing distributed energy and resilience solutions and deploying microgrids for commercial, industrial, governmental, and utility customers, as well as investments in telecommunications. All other inter-segment revenues are not material.
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
Financial data for business segments for the three months ended March 31, 2025 and 2024 was as follows:

	Electric Utilities
	Traditional Electric Operating Companies	Southern Power	Eliminations	Total	Southern Company Gas	Total Reportable Segments	All Other	Eliminations	Consolidated
	(in millions)
Three Months Ended March 31, 2025
Operating revenues	$5,311	$567	$(123)	$5,755	$1,839	$7,594	$229	$(48)	$7,775
Other segment items(a)	2,794	303	(123)	2,974	1,069	4,043	208	(58)	4,193
Depreciation and amortization(b)	947	152	—	1,099	169	1,268	18	—	1,286
Earnings from equity method investments	(2)	—	—	(2)	39	37	(4)	(1)	32
Interest expense	316	26	—	342	92	434	280	—	714
Income taxes (benefit)	226	(1)	—	225	130	355	(75)	—	280
Segment net income (loss)(b)(c)	$1,026	$87	$—	$1,113	$418	$1,531	$(206)	$9	$1,334
At March 31, 2025
Goodwill	$—	$2	$—	$2	$5,015	$5,017	$144	$—	$5,161
Total assets	107,731	12,737	(987)	119,481	26,234	145,715	2,969	(575)	148,109
Three Months Ended March 31, 2024
Operating revenues	$4,438	$473	$(96)	$4,815	$1,707	$6,522	$161	$(37)	$6,646
Other segment items(a)	2,283	244	(96)	2,431	965	3,396	154	(21)	3,529
Depreciation and amortization	853	118	—	971	155	1,126	19	—	1,145
Earnings from equity method investments	2	—	—	2	44	46	(1)	—	45
Interest expense	312	29	—	341	84	425	248	(8)	665
Income taxes (benefit)	173	(14)	—	159	138	297	(74)	—	223
Segment net income (loss)(c)	$819	$96	$—	$915	$409	$1,324	$(187)	$(8)	$1,129
At December 31, 2024
Goodwill	$—	$2	$—	$2	$5,015	$5,017	$144	$—	$5,161
Total assets	105,577	12,653	(1,025)	117,205	26,177	143,382	2,371	(573)	145,180
(a)Primarily consists of fuel, purchased power, cost of natural gas, cost of other sales, other operations and maintenance, taxes other than income taxes, AFUDC equity, non-service cost-related retirement benefits income, and net income (loss) attributable to noncontrolling interests.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
(b)For Southern Power, includes pre-tax accelerated depreciation of $27 million ($20 million after tax) related to the repowering of the Kay Wind facility. See Note (K) under "Southern Power – Wind Repowering Projects" herein and Note 15 to the financial statements under "Southern Power – Development Projects" in Item 8 of the Form 10-K for additional information.
(c)Attributable to Southern Company.
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
Financial data for Alabama Power's and Georgia Power's significant segment expenses and other segment information for the three months ended March 31, 2025 and 2024 was as follows:

	Three Months Ended March 31,
	2025	2024
	(in millions)
Alabama Power
Operating revenues	$2,012	$1,791
Utility operations and maintenance
Rate RSE expenses	365	325
Rate CNP Compliance expenses	75	63
Total utility operations and maintenance	440	388
Other segment items(*)	608	514
Depreciation and amortization	370	361
Interest expense	108	110
Income taxes	111	85
Segment net income	$375	$333

Capital expenditures	$560	$451

Georgia Power
Operating revenues	$3,037	$2,398
Utility operations and maintenance	536	463
Other segment items(*)	1,117	821
Depreciation and amortization	503	425
Interest expense	187	173
Income taxes	98	79
Segment net income	$596	$437

Capital expenditures	$1,637	$1,034
(*)Primarily consists of fuel, purchased power, expenses from unregulated products and services, losses (gains) on asset dispositions, impairment charges, amortization of cloud software, taxes other than income taxes, AFUDC equity, and non-service cost-related retirement benefits income. Also includes earnings from equity method investments, which were immaterial for both periods presented.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Mississippi Power's CODM utilizes segment expense information in the form of variances to budget to assess performance; therefore, Mississippi Power has no reportable significant segment expenses. Mississippi Power's segment information for revenues, depreciation and amortization, interest expense, and income taxes is reflected on its statements of income. Mississippi Power's earnings from equity method investments are included in other income (expense), net on its statements of income and were immaterial for all periods presented. Other segment items primarily consist of fuel and purchased power, other operations and maintenance, taxes other than income taxes, and non-service cost-related retirement benefits income and totaled $277 million and $216 million for the three months ended March 31, 2025 and 2024.
Southern Power
Southern Power's single reportable business segment is the sale of electricity in the competitive wholesale market. Southern Power's CODM utilizes segment expense information in the form of variances to budget to assess performance; therefore, Southern Power has no reportable significant segment expenses. Southern Power's segment information for revenues, depreciation and amortization, interest expense, and income taxes (benefit) is reflected on its consolidated statements of income. Southern Power had no earnings from equity method investments for any period presented. Other segment items primarily consist of fuel, purchased power, other operations and maintenance, taxes other than income taxes, interest income, and net income (loss) attributable to noncontrolling interests and totaled $303 million and $244 million for three months ended March 31, 2025 and 2024.
For the three months ended March 31, 2025, depreciation and amortization includes pre-tax accelerated depreciation of $27 million ($20 million after tax) related to the repowering of the Kay Wind facility. See Note (K) under "Southern Power – Wind Repowering Projects" herein and Note 15 to the financial statements under "Southern Power – Development Projects" in Item 8 of the Form 10-K for additional information.
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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Financial data for business segments for the three months ended March 31, 2025 and 2024 was as follows:

	Gas Distribution Operations	Gas Pipeline Investments	Gas Marketing Services	Total Reportable Segments	All Other	Eliminations	Consolidated
	(in millions)
Three Months Ended March 31, 2025
Operating revenues	$1,570	$8	$261	$1,839	$4	$(4)	$1,839
Other segment items(*)	905	1	166	1,072	1	(4)	1,069
Depreciation and amortization	164	1	3	168	1	—	169
Earnings from equity method investments	—	39	—	39	—	—	39
Interest expense	82	9	1	92	—	—	92
Income taxes (benefit)	104	9	26	139	(9)	—	130
Segment net income	$315	$27	$65	$407	$11	$—	$418

Total assets at March 31, 2025	$24,626	$1,602	$1,754	$27,982	$10,528	$(12,276)	$26,234

Three Months Ended March 31, 2024
Operating revenues	$1,463	$8	$235	$1,706	$6	$(5)	$1,707
Other segment items(*)	827	2	140	969	1	(5)	965
Depreciation and amortization	150	1	4	155	—	—	155
Earnings from equity method investments	—	44	—	44	—	—	44
Interest expense	78	9	—	87	(3)	—	84
Income taxes (benefit)	106	10	26	142	(4)	—	138
Segment net income	$302	$30	$65	$397	$12	$—	$409

Total assets at December 31, 2024	$24,067	$1,573	$1,696	$27,336	$10,047	$(11,206)	$26,177
(*)Primarily consists of cost of natural gas, other operations and maintenance, taxes other than income taxes, AFUDC equity, and non-service cost-related retirement benefits income.

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
Recent Developments
Mississippi Power
On March 17, 2025, Mississippi Power submitted its annual retail PEP filing for 2025 to the Mississippi PSC, which requested a 4.0%, or $41 million, annual increase in revenues. In accordance with the PEP rate schedule, an increase of 2.0% of total retail revenues, or approximately $22 million, became effective with the first billing cycle of April 2025, subject to refund. The related proceedings are projected to conclude in summer 2025. The ultimate outcome of this matter cannot be determined at this time.
On April 3, 2025, the FERC approved a settlement agreement filed by Mississippi Power and Cooperative Energy in December 2024, as part of the MRA tariff.
On April 21, 2025, the Florida PSC preliminarily approved Mississippi Power's acquisition of FP&L's 50% ownership interest in Plant Daniel Units 1 and 2. Interested parties may file an objection or protest by May 12, 2025. The ultimate outcome of this matter cannot be determined at this time.
See Note (B) to the Condensed Financial Statements under "Mississippi Power" herein for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
RESULTS OF OPERATIONS
Southern Company
Net Income

First Quarter 2025 vs. First Quarter 2024
(change in millions)	(% change)
$205	18.2
Consolidated net income attributable to Southern Company in the first quarter 2025 was $1.3 billion ($1.21 per share) compared to $1.1 billion ($1.03 per share) for the corresponding period in 2024. The increase was primarily due to an increase in retail electric revenues associated with rates and pricing and weather impacts and an increase in other revenues, partially offset by increases in non-fuel operations and maintenance expenses and depreciation and amortization.
Retail Electric Revenues
In the first quarter 2025, retail electric revenues were $4.6 billion compared to $3.9 billion for the corresponding period in 2024. Details of the changes in retail electric revenues were as follows:

	First Quarter 2025 vs. First Quarter 2024
	(change in millions)	(% change)
Rates and pricing	$360	9.1%
Sales decline	(24)	(0.6)
Weather	117	3.0
Fuel and other cost recovery	207	5.2
Retail electric revenues	$660	16.7%
Changes in rates and pricing resulted in an increase in revenues in the first quarter 2025 when compared to the corresponding period in 2024 primarily due to the inclusion of Plant Vogtle Unit 4 in retail rates net of elimination of the NCCR tariff at Georgia Power, an increase in Rate RSE at Alabama Power, higher contributions from commercial and industrial customers with variable demand-driven pricing at Georgia Power, and base tariff increases at Georgia Power in accordance with the 2022 ARP. See Note 2 to the financial statements under "Alabama Power" and "Georgia Power" in Item 8 of the Form 10-K for additional information.
Changes in sales resulted in a decrease in revenues in the first quarter 2025 when compared to the corresponding period in 2024. Weather-adjusted residential KWH sales decreased 1.8% primarily due to decreased customer usage, partially offset by customer growth. Weather-adjusted commercial KWH sales increased 0.5% primarily due to customer growth. Industrial KWH sales increased 0.5% primarily due to increases in the primary metals, paper, and transportation sectors, partially offset by decreases in the textiles and stone, clay, and glass sectors.
Fuel and other cost recovery revenues increased $207 million in the first quarter 2025 compared to the corresponding period in 2024 primarily due to higher recoverable fuel costs. Electric rates for the traditional electric operating companies include provisions to adjust billings for fluctuations in fuel costs, including the energy component of purchased power costs. Under these provisions, fuel revenues generally equal fuel expenses, including the energy component of PPA costs, and do not affect net income. The traditional electric operating companies each have one or more regulatory mechanisms to recover other costs such as environmental and other compliance costs, storm damage, new plants, and PPA capacity costs. See Note 2 to the financial statements in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements herein for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Wholesale Electric Revenues

First Quarter 2025 vs. First Quarter 2024
(change in millions)	(% change)
$173	30.3
In the first quarter 2025, wholesale electric revenues were $744 million compared to $571 million for the corresponding period in 2024. The increase was due to an increase in energy revenues of $179 million, partially offset by a decrease in capacity revenues of $6 million. The increase in energy revenues was primarily due to fuel and purchased power price increases and an increase in the volume of KWHs sold primarily under natural gas and solar PPAs at Southern Power.
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
Other Electric Revenues

First Quarter 2025 vs. First Quarter 2024
(change in millions)	(% change)
$43	21.6
In the first quarter 2025, other electric revenues were $242 million compared to $199 million for the corresponding period in 2024. The increase was primarily due to increases of $20 million in open access transmission tariff sales at Alabama Power and Georgia Power, $12 million in regulated sales associated with power delivery construction and maintenance projects at Georgia Power, and $11 million in regulated energy services revenues at Alabama Power.
Natural Gas Revenues
In the first quarter 2025, natural gas revenues were $1.8 billion compared to $1.7 billion for the corresponding period in 2024. Details of the changes in natural gas revenues were as follows:

	First Quarter 2025 vs. First Quarter 2024
	(change in millions)	(% change)
Rates	$43	2.5%
Gas costs and other cost recovery	62	3.6
Gas marketing services	18	1.1
Other	9	0.5
Natural gas revenues	$132	7.7%

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Changes in rates resulted in an increase in revenues in the first quarter 2025 compared to the corresponding period in 2024 primarily due to base rate increases at Atlanta Gas Light and Virginia Natural Gas. See Note 2 to the financial statements under "Southern Company Gas – Rate Proceedings" in Item 8 of the Form 10-K for additional information.
Revenues from gas costs and other cost recovery increased in the first quarter 2025 compared to the corresponding period in 2024 primarily due to higher gas volumes. Natural gas distribution rates include provisions to adjust billings for fluctuations in natural gas costs. Therefore, gas costs recovered through natural gas revenues generally equal the amount expensed in cost of natural gas and do not affect net income from the natural gas distribution utilities.
Revenues from gas marketing services increased in the first quarter 2025 compared to the corresponding period in 2024 primarily due to higher commodity prices.
Other Revenues

First Quarter 2025 vs. First Quarter 2024
(change in millions)	(% change)
$121	53.1
In the first quarter 2025, other revenues were $349 million compared to $228 million for the corresponding period in 2024. The increase was primarily due to increases of $62 million in unregulated sales at Georgia Power primarily associated with power delivery construction and maintenance, energy conservation, and renewables projects and $61 million at PowerSecure primarily related to distributed infrastructure projects.
Fuel and Purchased Power Expenses

	First Quarter 2025 vs. First Quarter 2024
	(change in millions)	(% change)
Fuel	$296	29.7%
Purchased power	52	26.3
Total fuel and purchased power expenses	$348
In the first quarter 2025, total fuel and purchased power expenses were $1.5 billion compared to $1.2 billion for the corresponding period in 2024. The increase was due to a $230 million net increase related to the average cost of fuel and purchased power and a $118 million increase related to the volume of KWHs generated and purchased.
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

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Details of the Southern Company system's generation and purchased power and the related costs were as follows:

	First Quarter 2025	First Quarter 2024
Total generation (in billions of KWHs)(a)	46	45
Total purchased power (in billions of KWHs)	5	4
Sources of generation (percent) —
Gas	50	50
Nuclear(a)	20	20
Coal	19	17
Hydro	3	5
Wind, Solar, and Other	8	8
Cost of fuel, generated (in cents per net KWH)—
Gas	3.88	2.89
Nuclear(a)	0.84	0.81
Coal	4.02	3.81
Average cost of fuel, generated (in cents per net KWH)(a)	3.22	2.59
Average cost of purchased power (in cents per net KWH)(b)	5.50	5.72
(a)Excludes KWHs generated from test period energy at Plant Vogtle Unit 4 prior to its in-service date. The related fuel costs were charged to CWIP in accordance with FERC guidance. See Note 2 to the financial statements under "Georgia Power – Nuclear Construction" in Item 8 of the Form 10-K for additional information on Plant Vogtle Units 3 and 4.
(b)Average cost of purchased power includes fuel purchased by the Southern Company system for tolling agreements where power is generated by the provider.
Cost of Natural Gas

First Quarter 2025 vs. First Quarter 2024
(change in millions)	(% change)
$69	11.4
Excluding Atlanta Gas Light, which does not sell natural gas to end-use customers, the natural gas distribution utilities' rates include provisions to adjust billings for fluctuations in natural gas costs. Therefore, gas costs recovered through natural gas revenues generally equal the amount expensed in cost of natural gas and do not affect net income from the natural gas distribution utilities. See Note 2 to the financial statements under "Southern Company Gas – Natural Gas Cost Recovery" in Item 8 of the Form 10-K for additional information. Cost of natural gas at the natural gas distribution utilities represented 80% of the total cost of natural gas in the first quarter 2025.
In the first quarter 2025, cost of natural gas was $674 million compared to $605 million for the corresponding period in 2024. The increase reflects higher gas cost recovery as a result of a 63% increase in natural gas prices and higher gas volumes.
Cost of Other Sales

First Quarter 2025 vs. First Quarter 2024
(change in millions)	(% change)
$68	51.9
In the first quarter 2025, cost of other sales was $199 million compared to $131 million for the corresponding period in 2024. The increase was primarily due to increases of $38 million at PowerSecure primarily related to

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
distributed infrastructure projects and $31 million in expenses at Georgia Power associated with unregulated power delivery construction and maintenance projects.
Other Operations and Maintenance Expenses

First Quarter 2025 vs. First Quarter 2024
(change in millions)	(% change)
$147	10.0
In the first quarter 2025, other operations and maintenance expenses were $1.6 billion compared to $1.5 billion for the corresponding period in 2024. The increase was primarily due to increases of $70 million in generation expenses primarily resulting from planned outages at Alabama Power and Plant Vogtle Unit 4 being placed in service in April 2024 at Georgia Power, $33 million in certain employee compensation and benefit expenses, $23 million in technology infrastructure and application production costs, and $12 million in expenses passed through to customers primarily related to bad debt and energy efficiency programs at Southern Company Gas. See Note 2 to the financial statements under "Georgia Power – Nuclear Construction" in Item 8 of the Form 10-K for additional information.
Depreciation and Amortization

First Quarter 2025 vs. First Quarter 2024
(change in millions)	(% change)
$141	12.3
In the first quarter 2025, depreciation and amortization was $1.3 billion compared to $1.1 billion for the corresponding period in 2024. The increase was primarily due to increases of $78 million associated with additional plant in service, $31 million in amortization of regulatory assets related to CCR AROs at Georgia Power as approved in the 2025 compliance filing under the terms of the 2022 ARP, and $27 million in accelerated depreciation related to the repowering of the Kay Wind facility at Southern Power. See Note (K) to the Condensed Financial Statements under "Southern Power – Wind Repowering Projects" herein and Notes 2 and 15 to the financial statements under "Georgia Power" and "Southern Power – Development Projects," respectively, in Item 8 of the Form 10-K for additional information.
Taxes Other Than Income Taxes

First Quarter 2025 vs. First Quarter 2024
(change in millions)	(% change)
$49	12.4
In the first quarter 2025, taxes other than income taxes were $445 million compared to $396 million for the corresponding period in 2024. The increase was primarily due to increases of $19 million in property taxes primarily resulting from an increase in the assessed value of property as well as a decrease in the capitalized portion of property taxes at Georgia Power primarily due to Plant Vogtle Unit 4 being placed in service in April 2024, $11 million in municipal franchise fees resulting from higher retail revenues at Georgia Power, $10 million in revenue taxes as a result of higher natural gas revenues at Nicor Gas, and $5 million in utility license taxes at Alabama Power. See Note 2 to the financial statements under "Georgia Power – Nuclear Construction" in Item 8 of the Form 10-K for additional information on Plant Vogtle Unit 4.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Allowance for Equity Funds Used During Construction

First Quarter 2025 vs. First Quarter 2024
(change in millions)	(% change)
$15	25.9
In the first quarter 2025, allowance for equity funds used during construction was $73 million compared to $58 million for the corresponding period in 2024. The increase was primarily associated with an increase in capital expenditures subject to AFUDC at Georgia Power and Alabama Power, partially offset by the impact of Plant Vogtle Unit 4 being placed in service in April 2024 at Georgia Power. See Note 2 to the financial statements under "Georgia Power – Nuclear Construction" in Item 8 of the Form 10-K for additional information on Plant Vogtle Unit 4.
Interest Expense, Net of Amounts Capitalized

First Quarter 2025 vs. First Quarter 2024
(change in millions)	(% change)
$49	7.4
In the first quarter 2025, interest expense, net of amounts capitalized was $714 million compared to $665 million for the corresponding period in 2024. The increase was primarily due to higher average outstanding borrowings. See FINANCIAL CONDITION AND LIQUIDITY – "Sources of Capital" and "Financing Activities" herein for additional information.
Income Taxes

First Quarter 2025 vs. First Quarter 2024
(change in millions)	(% change)
$57	25.6
In the first quarter 2025, income taxes were $280 million compared to $223 million for the corresponding period in 2024. The increase was primarily due to higher pre-tax earnings and a $9 million decrease in the flowback of certain excess deferred income taxes at Alabama Power, partially offset by increases of $19 million in the generation of advanced nuclear PTCs at Georgia Power and $15 million in the flowback of excess state deferred income taxes at Georgia Power. See Note (G) to the Condensed Financial Statements herein for additional information.
Alabama Power
Net Income

First Quarter 2025 vs. First Quarter 2024
(change in millions)	(% change)
$42	12.6
Alabama Power's net income in the first quarter 2025 was $375 million compared to $333 million for the corresponding period in 2024. The increase was primarily due to an increase in retail electric revenues associated with rates and pricing and weather impacts and an increase in other revenues. These increases to net income were partially offset by an increase in non-fuel operations and maintenance expenses, decreased customer usage, and increases in taxes other than income taxes and depreciation and amortization.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Retail Revenues
In the first quarter 2025, retail revenues were $1.7 billion compared to $1.6 billion for the corresponding period in 2024. Details of the changes in retail revenues were as follows:

	First Quarter 2025 vs. First Quarter 2024
	(change in millions)	(% change)
Rates and pricing	$92	5.9%
Sales decline	(24)	(1.5)
Weather	46	2.9
Fuel and other cost recovery	44	2.8
Retail revenues	$158	10.1%
Changes in rates and pricing resulted in an increase in revenues in the first quarter 2025 when compared to the corresponding period in 2024 primarily due to an increase in Rate RSE. See Note 2 to the financial statements under "Alabama Power" in Item 8 of the Form 10-K for additional information.
Changes in sales resulted in a decrease in revenues in the first quarter 2025 when compared to the corresponding period in 2024. Weather-adjusted residential KWH sales and weather-adjusted commercial KWH sales decreased 3.1% and 1.5%, respectively, primarily due to decreased customer usage. Industrial KWH sales were flat primarily due to increases in the primary metals sector, offset by decreases in the chemicals sector.
Fuel and other cost recovery revenues increased in the first quarter 2025 when compared to the corresponding period in 2024 primarily as a result of higher recoverable fuel costs.
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
Wholesale Revenues – Affiliates

First Quarter 2025 vs. First Quarter 2024
(change in millions)	(% change)
$28	68.3
In the first quarter 2025, wholesale revenues from sales to affiliates were $69 million compared to $41 million for the corresponding period in 2024. The increase was primarily due to a 78.7% increase in the price of energy due to an increase in natural gas prices, partially offset by a 5.6% decrease in the volume of KWH sales due to affiliated company energy needs.
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

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Other Revenues

First Quarter 2025 vs. First Quarter 2024
(change in millions)	(% change)
$29	29.0
In the first quarter 2025, other revenues were $129 million compared to $100 million for the corresponding period in 2024. The increase was primarily due to a $14 million increase in transmission revenue primarily associated with open access transmission tariff sales and an $11 million increase in regulated energy services revenues.
Fuel and Purchased Power Expenses

	First Quarter 2025 vs. First Quarter 2024
	(change in millions)	(% change)
Fuel	$55	16.6%
Purchased power – non-affiliates	17	32.7
Purchased power – affiliates	13	31.0
Total fuel and purchased power expenses	$85
In the first quarter 2025, total fuel and purchased power expenses were $510 million compared to $425 million for the corresponding period in 2024. The increase was due to a $50 million increase related to the volume of KWHs generated and purchased and a $35 million net increase related to the average cost of fuel and purchased power.
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

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Details of Alabama Power's generation and purchased power and the related costs were as follows:

	First Quarter 2025	First Quarter 2024
Total generation (in billions of KWHs)	15	15
Total purchased power (in billions of KWHs)	2	1
Sources of generation (percent) —
Coal	35	30
Gas	33	33
Nuclear	24	26
Hydro	8	11
Cost of fuel, generated (in cents per net KWH) —
Coal	3.43	3.27
Gas	3.58	2.95
Nuclear	0.70	0.69
Average cost of fuel, generated (in cents per net KWH)	2.76	2.40
Average cost of purchased power (in cents per net KWH)(*)	7.52	7.81
(*)Average cost of purchased power includes fuel, energy, and transmission purchased by Alabama Power for tolling agreements where power is generated by the provider.
Other Operations and Maintenance Expenses

First Quarter 2025 vs. First Quarter 2024
(change in millions)	(% change)
$51	12.4
In the first quarter 2025, other operations and maintenance expenses were $463 million compared to $412 million for the corresponding period in 2024. The increase was primarily due to increases of $38 million in generation expenses primarily associated with planned outages and $8 million in certain employee compensation and benefit expenses.
Depreciation and Amortization

First Quarter 2025 vs. First Quarter 2024
(change in millions)	(% change)
$9	2.5
In the first quarter 2025, depreciation and amortization was $370 million compared to $361 million for the corresponding period in 2024. The increase was primarily due to additional plant in service related to transmission and distribution systems.
Taxes Other Than Income Taxes

First Quarter 2025 vs. First Quarter 2024
(change in millions)	(% change)
$11	9.2
In the first quarter 2025, taxes other than income taxes were $131 million compared to $120 million for the corresponding period in 2024. The increase was primarily due to increases of $5 million in utility license taxes and $4 million in property taxes.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Income Taxes

First Quarter 2025 vs. First Quarter 2024
(change in millions)	(% change)
$26	30.6
In the first quarter 2025, income taxes were $111 million compared to $85 million for the corresponding period in 2024. The increase was primarily due to higher pre-tax earnings and a $9 million decrease in the flowback of certain excess deferred income taxes. See Note (G) to the Condensed Financial Statements herein for additional information.
Georgia Power
Net Income

First Quarter 2025 vs. First Quarter 2024
(change in millions)	(% change)
$159	36.4
Georgia Power's net income in the first quarter 2025 was $596 million compared to $437 million for the corresponding period in 2024. The increase was primarily due to higher retail revenues associated with the inclusion of Plant Vogtle Unit 4 in retail rates, weather impacts, an increase in retail revenues associated with higher contributions from customers with demand-driven pricing, and base tariff increases in accordance with the 2022 ARP. Also contributing to the increase were higher wholesale revenues and other revenues. These increases were partially offset by higher non-fuel operations and maintenance expenses and depreciation and amortization.
Retail Revenues
In the first quarter 2025, retail revenues were $2.6 billion compared to $2.2 billion for the corresponding period in 2024. Details of the changes in retail revenues were as follows:

	First Quarter 2025 vs. First Quarter 2024
	(change in millions)	(% change)
Rates and pricing	$267	12.4%
Sales decline	(1)	—
Weather	67	3.1
Fuel cost recovery	142	6.5
Retail revenues	$475	22.0%
Changes in rates and pricing resulted in an increase in revenues in the first quarter 2025 when compared to the corresponding period in 2024 primarily due to the inclusion of Plant Vogtle Unit 4 in retail rates net of elimination of the NCCR tariff, higher contributions from commercial and industrial customers with variable demand-driven pricing, and base tariff increases in accordance with the 2022 ARP. See Note 2 to the financial statements under "Georgia Power" in Item 8 of the Form 10-K for additional information.
Changes in sales resulted in a decrease in revenues in the first quarter 2025 when compared to the corresponding period in 2024. Weather-adjusted residential KWH sales decreased 1.1% primarily due to decreased customer usage, partially offset by customer growth. Weather-adjusted commercial KWH sales increased 1.2% primarily due to increased customer usage, primarily driven by data centers, and customer growth. Weather-adjusted industrial KWH sales were flat primarily due to increases in the paper and transportation sectors, offset by decreases in the textiles and stone, clay, and glass sectors.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Fuel revenues and costs are allocated between retail and wholesale jurisdictions. Retail fuel cost recovery revenues increased in the first quarter 2025 when compared to the corresponding period in 2024 due to higher recoverable fuel costs. Electric rates include provisions to adjust billings for fluctuations in fuel costs, including the energy component of purchased power costs. Under these fuel cost recovery provisions, fuel revenues generally equal fuel expenses and do not affect net income. See Note (B) to the Condensed Financial Statements herein and Note 2 to the financial statements under "Georgia Power – Fuel Cost Recovery" in Item 8 of the Form 10-K for additional information.
Wholesale Revenues

First Quarter 2025 vs. First Quarter 2024
(change in millions)	(% change)
$86	148.3
In the first quarter 2025, wholesale revenues were $144 million compared to $58 million for the corresponding period in 2024. The increase was primarily due to increases of $47 million related to the volume of KWH sales associated with higher market demand, $20 million related to the average cost per KWH sold due to higher Southern Company system fuel and purchased power prices, and $9 million related to additional capacity from wholesale capacity contracts.
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
Other Revenues

First Quarter 2025 vs. First Quarter 2024
(change in millions)	(% change)
$78	42.2
In the first quarter 2025, other revenues were $263 million compared to $185 million for the corresponding period in 2024. The increase was primarily due to $62 million in unregulated sales primarily associated with power delivery construction and maintenance, energy conservation, and renewables projects and $12 million in regulated sales associated with power delivery construction and maintenance projects.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Fuel and Purchased Power Expenses

	First Quarter 2025 vs. First Quarter 2024
	(change in millions)	(% change)
Fuel	$135	34.7%
Purchased power – non-affiliates	21	15.0
Purchased power – affiliates	83	45.9
Total fuel and purchased power expenses	$239
In the first quarter 2025, total fuel and purchased power expenses were $949 million compared to $710 million for the corresponding period in 2024. The increase was due to increases of $129 million related to the average cost of fuel and purchased power and $110 million related to the volume of KWHs generated and purchased.
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
Energy purchases from affiliates will vary depending on the demand and the availability and cost of generating resources at each company within the Southern Company system. These purchases are made in accordance with the IIC or other contractual agreements, all as approved by the FERC. See Note 2 to the financial statements under "Georgia Power – Integrated Resource Plans" in Item 8 of the Form 10-K for information regarding two new PPAs with Southern Power.
Details of Georgia Power's generation and purchased power and the related costs were as follows:

	First Quarter 2025	First Quarter 2024
Total generation (in billions of KWHs)(a)	15	15
Total purchased power (in billions of KWHs)	9	7
Sources of generation (percent) —
Gas	40	46
Nuclear(a)	36	32
Coal	21	18
Hydro and other	3	4
Cost of fuel, generated (in cents per net KWH) —
Gas	4.09	3.15
Nuclear(a)	0.92	0.90
Coal	4.72	4.35
Average cost of fuel, generated (in cents per net KWH)(a)	3.06	2.62
Average cost of purchased power (in cents per net KWH)(b)	5.24	4.63
(a)Excludes KWHs generated from test period energy at Plant Vogtle Unit 4 prior to its in-service date. The related fuel costs were charged to CWIP in accordance with FERC guidance. See Note 2 to the financial statements under "Georgia Power – Nuclear Construction" in Item 8 of the Form 10-K for additional information on Plant Vogtle Units 3 and 4.
(b)Average cost of purchased power includes fuel purchased by Georgia Power for tolling agreements where power is generated by the provider.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Other Operations and Maintenance Expenses

First Quarter 2025 vs. First Quarter 2024
(change in millions)	(% change)
$119	23.1
In the first quarter 2025, other operations and maintenance expenses were $634 million compared to $515 million for the corresponding period in 2024. The increase was primarily due to increases of $48 million in expenses associated with unregulated power delivery construction and maintenance, energy conservation, and renewables projects, $28 million in generation expenses primarily due to non-outage maintenance expenses largely resulting from Plant Vogtle Unit 4 being placed in service in April 2024, $15 million in technology infrastructure and application production costs, $15 million in transmission and distribution line maintenance costs, and $13 million in certain employee compensation and benefit expenses, partially offset by a $12 million increase in billing adjustments with integrated transmission system owners.
See Note 2 to the financial statements under "Georgia Power – Nuclear Construction" in Item 8 of the Form 10-K for additional information.
Depreciation and Amortization

First Quarter 2025 vs. First Quarter 2024
(change in millions)	(% change)
$78	18.4
In the first quarter 2025, depreciation and amortization was $503 million compared to $425 million for the corresponding period in 2024. The increase was primarily due to increases of $50 million associated with additional plant in service and $31 million in amortization of regulatory assets related to CCR AROs as approved in the 2025 compliance filing under the terms of the 2022 ARP. See Note 2 to the financial statements under "Georgia Power – Rate Plans" in Item 8 of the Form 10-K for additional information.
Taxes Other Than Income Taxes

First Quarter 2025 vs. First Quarter 2024
(change in millions)	(% change)
$23	15.6
In the first quarter 2025, taxes other than income taxes were $170 million compared to $147 million for the corresponding period in 2024. The increase was primarily due to an increase of $11 million in municipal franchise fees resulting from higher retail revenues, an increase of $6 million in property taxes primarily resulting from an increase in the assessed value of property, and a decrease of $5 million in property taxes capitalized primarily due to Plant Vogtle Unit 4 being placed in service in April 2024. See Note 2 to the financial statements under "Georgia Power – Nuclear Construction" in Item 8 of the Form 10-K for additional information on Plant Vogtle Unit 4.
Allowance for Equity Funds Used During Construction

First Quarter 2025 vs. First Quarter 2024
(change in millions)	(% change)
$9	23.1
In the first quarter 2025, allowance for equity funds used during construction was $48 million compared to $39 million for the corresponding period in 2024. The increase was primarily due to an increase in capital expenditures subject to AFUDC, partially offset by the impact of Plant Vogtle Unit 4 being placed in service in April 2024. See Note 2 to the financial statements under "Georgia Power – Nuclear Construction" in Item 8 of the Form 10-K for additional information on Plant Vogtle Unit 4.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Interest Expense, Net of Amounts Capitalized

First Quarter 2025 vs. First Quarter 2024
(change in millions)	(% change)
$14	8.1
In the first quarter 2025, interest expense, net of amounts capitalized was $187 million compared to $173 million for the corresponding period in 2024. The increase was primarily associated with an increase of approximately $10 million related to higher average outstanding borrowings and a decrease of $9 million in net deferred financing costs related to Plant Vogtle Unit 3, partially offset by a decrease of approximately $4 million related to lower interest rates.
See Note 2 to the financial statements under "Georgia Power – Nuclear Construction – Regulatory Matters" in Item 8 of the Form 10-K and FINANCIAL CONDITION AND LIQUIDITY – "Sources of Capital" and "Financing Activities" herein for additional information.
Income Taxes

First Quarter 2025 vs. First Quarter 2024
(change in millions)	(% change)
$19	24.1
In the first quarter 2025, income taxes were $98 million compared to $79 million for the corresponding period in 2024. The increase was primarily due to higher pre-tax earnings, partially offset by increases of $19 million in the generation of advanced nuclear PTCs and $15 million in the flowback of excess state deferred income taxes. See Note (G) to the Condensed Financial Statements herein for additional information.
Mississippi Power
Net Income

First Quarter 2025 vs. First Quarter 2024
(change in millions)	(% change)
$5	10.0
Mississippi Power's net income in the first quarter 2025 was $55 million compared to $50 million for the corresponding period in 2024. The increase was primarily due to an increase in weather-related revenues due to colder weather in the first quarter 2025 compared to the corresponding period in 2024.
Retail Revenues
In the first quarter 2025, retail revenues were $248 million compared to $221 million for the corresponding period in 2024. Details of the changes in retail revenues were as follows:

	First Quarter 2025 vs. First Quarter 2024
	(change in millions)	(% change)
Rates and pricing	$—	—%
Sales growth	1	0.4
Weather	5	2.3
Fuel and other cost recovery	21	9.5
Retail revenues	$27	12.2%

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Changes in rates and pricing resulted in an immaterial change in revenues in the first quarter 2025 when compared to the corresponding period in 2024.
Changes in sales resulted in an increase in revenues in the first quarter 2025 when compared to the corresponding period in 2024. Weather-adjusted residential KWH sales decreased 2.1% primarily due to decreased customer usage. Weather-adjusted commercial KWH sales increased 0.7% primarily due to increased customer usage. Industrial KWH sales increased 4.8% primarily due to increases in the chemical and pipeline sectors.
Fuel and other cost recovery revenues increased in the first quarter 2025 when compared to the corresponding period in 2024 primarily as a result of higher recoverable fuel costs. Recoverable fuel costs include fuel and purchased power expenses reduced by the fuel and emissions portion of wholesale revenues from energy sold to customers outside Mississippi Power's service territory. Electric rates include provisions to adjust billings for fluctuations in fuel costs, including the energy component of purchased power costs. Under these provisions, fuel revenues generally equal fuel expenses, including the energy component of purchased power costs, and do not affect net income. See Note 2 to the financial statements in Item 8 of the Form 10-K for additional information.
Wholesale Revenues – Non-Affiliates

First Quarter 2025 vs. First Quarter 2024
(change in millions)	(% change)
$12	20.3
In the first quarter 2025, wholesale revenues from sales to non-affiliates were $71 million compared to $59 million for the corresponding period in 2024. The increase was primarily due to an $8 million increase associated with MRA customers largely due to higher recoverable fuel costs and a $4 million increase associated with changes in power supply agreements.
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
Wholesale Revenues – Affiliates

First Quarter 2025 vs. First Quarter 2024
(change in millions)	(% change)
$30	58.8
In the first quarter 2025, wholesale revenues from sales to affiliates were $81 million compared to $51 million for the corresponding period in 2024. The increase was primarily due to increases of $16 million related to the price of energy driven by natural gas prices and $14 million related to the volume of KWH sales.
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

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Other Revenues

First Quarter 2025 vs. First Quarter 2024
(change in millions)	(% change)
$9	81.8
In the first quarter 2025, other revenues were $20 million compared to $11 million for the corresponding period in 2024. The increase was primarily due to customer charges related to contributions in aid of construction included in rates.
Fuel and Purchased Power Expenses

	First Quarter 2025 vs. First Quarter 2024
	(change in millions)	(% change)
Fuel	$50	47.6%
Purchased power	5	83.3
Total fuel and purchased power expenses	$55
In the first quarter 2025, total fuel and purchased power expenses were $166 million compared to $111 million for the corresponding period in 2024. The increase was due to a $37 million increase related to the average cost of fuel and purchased power and an $18 million increase related to the volume of KWHs generated and purchased.
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
Details of Mississippi Power's generation and purchased power and the related costs were as follows:

	First Quarter 2025	First Quarter 2024
Total generation (in millions of KWHs)	4,538	3,952
Total purchased power (in millions of KWHs)	188	171
Sources of generation (percent) –
Gas	91	91
Coal	9	9
Cost of fuel, generated (in cents per net KWH) –
Gas	3.50	2.69
Coal	4.94	4.70
Average cost of fuel, generated (in cents per net KWH)	3.65	2.88
Average cost of purchased power (in cents per net KWH)	5.78	3.64

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Other Operations and Maintenance Expenses

First Quarter 2025 vs. First Quarter 2024
(change in millions)	(% change)
$(4)	(4.5)
In the first quarter 2025, other operations and maintenance expenses were $84 million compared to $88 million for the corresponding period in 2024. The decrease was primarily due to a decrease in generation expenses associated with planned outages.
Depreciation and Amortization

First Quarter 2025 vs. First Quarter 2024
(change in millions)	(% change)
$5	10.6
In the first quarter 2025, depreciation and amortization was $52 million compared to $47 million for the corresponding period in 2024. The increase was primarily due to additional plant in service and an increase in depreciation rates. See Note (A) to the Condensed Financial Statements under "Depreciation and Amortization" herein for additional information.
Other Income (Expense), Net

First Quarter 2025 vs. First Quarter 2024
(change in millions)	(% change)
$(8)	(57.1)
In the first quarter 2025, other income (expense), net was $6 million compared to $14 million for the corresponding period in 2024. The decrease was primarily due to customer charges related to contributions in aid of construction.
Income Taxes

First Quarter 2025 vs. First Quarter 2024
(change in millions)	(% change)
$6	60.0
In the first quarter 2025, income taxes were $16 million compared to $10 million for the corresponding period in 2024. The increase was primarily due to higher pre-tax earnings and a decrease of $3 million in the flowback of certain excess deferred income taxes. See Note (G) to the Condensed Financial Statements herein for additional information.
Southern Power
Net Income Attributable to Southern Power

First Quarter 2025 vs. First Quarter 2024
(change in millions)	(% change)
$(9)	(9.4)
Net income attributable to Southern Power in the first quarter 2025 was $87 million compared to $96 million for the corresponding period in 2024. The decrease was primarily due to accelerated depreciation related to the repowering of the Kay Wind facility, largely offset by higher revenues driven by higher market prices and increased demand for energy related to weather impacts. See Note (K) to the Condensed Financial Statements under "Southern Power –

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Wind Repowering Projects" herein and Note 15 to the financial statements under "Southern Power – Development Projects" in Item 8 of the Form 10-K for additional information.
Operating Revenues

First Quarter 2025 vs. First Quarter 2024
(change in millions)	(% change)
$94	19.9
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
Operating Revenues Details
Details of Southern Power's operating revenues were as follows:

	First Quarter 2025	First Quarter 2024
	(in millions)
PPA capacity revenues	$121	$120
PPA energy revenues	373	281
Total PPA revenues	494	401
Non-PPA revenues	69	60
Other revenues	4	12
Total operating revenues	$567	$473

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
In the first quarter 2025, total operating revenues were $567 million, reflecting a $94 million, or 19.9%, increase from the corresponding period in 2024. The change in operating revenues was primarily due to the following:
•PPA energy revenues increased $92 million, or 32.7%, primarily due to an increase of $59 million driven by fuel and purchased power prices and an increase of $25 million related to the volume of KWHs sold primarily under natural gas and solar PPAs.
•Non-PPA revenues increased $9 million, or 15.0%, primarily due to an increase of $25 million driven by fuel and purchased power prices, largely offset by a decrease of $17 million related to the volume of KWHs sold through short-term sales.
Fuel and Purchased Power Expenses
Details of Southern Power's generation and purchased power were as follows:

	First Quarter 2025	First Quarter 2024
	(in billions of KWHs)
Generation	10.9	10.3
Purchased power	0.5	0.4
Total generation and purchased power	11.4	10.7

Total generation and purchased power (excluding solar, wind, fuel cells, and tolling agreements)	7.0	6.7
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
Details of Southern Power's fuel and purchased power expenses were as follows:

	First Quarter 2025 vs. First Quarter 2024
	(change in millions)	(% change)
Fuel	$51	32.7%
Purchased power	10	55.6
Total fuel and purchased power expenses	$61
In the first quarter 2025, total fuel and purchased power expenses increased $61 million, or 35.1%, compared to the corresponding period in 2024. Fuel expense increased $51 million primarily due to a $45 million increase associated with the average cost of fuel. Purchased power expense increased $10 million primarily due to an $8 million increase associated with the average cost of purchased power.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Depreciation and Amortization

First Quarter 2025 vs. First Quarter 2024
(change in millions)	(% change)
$34	28.8
In the first quarter 2025, depreciation and amortization was $152 million compared to $118 million for the corresponding period in 2024. The increase was primarily due to $27 million in accelerated depreciation related to the repowering of the Kay Wind facility. See Note (K) to the Condensed Financial Statements under "Southern Power – Wind Repowering Projects" herein and Note 15 to the financial statements under "Southern Power – Development Projects" in Item 8 of the Form 10-K for additional information.
Income Taxes (Benefit)

First Quarter 2025 vs. First Quarter 2024
(change in millions)	(% change)
$13	92.9
In the first quarter 2025, income tax benefit was $1 million compared to $14 million for the corresponding period in 2024. The decrease was primarily due to a change in pre-tax earnings attributable to Southern Power, including the impact of accelerated depreciation related to the repowering of the Kay Wind facility. See Note (G) to the Condensed Financial Statements and Note (K) to the Condensed Financial Statements under "Southern Power – Wind Repowering Projects" herein for additional information.
Southern Company Gas
Southern Company Gas measures weather and the effect on its business using Heating Degree Days. Generally, increased Heating Degree Days results in higher demand for natural gas on Southern Company Gas' distribution system. Southern Company Gas has various regulatory mechanisms, such as weather and revenue normalization and straight-fixed-variable rate design, which limit its exposure to weather changes within typical ranges in each of its utility's respective service territory. Southern Company Gas also utilizes weather hedges to limit the negative income impacts in the event of warmer-than-normal weather in Illinois for gas distribution operations and in Illinois and Georgia for gas marketing services. Therefore, weather typically does not have a significant net income impact.
During the Heating Season, more customers are connected to the gas distribution systems and natural gas usage is higher in periods of colder weather. Southern Company Gas' base operating expenses, excluding cost of natural gas and bad debt expense, are incurred relatively evenly throughout the year. Seasonality also affects the comparison of certain balance sheet items across quarters, including receivables, unbilled revenues, natural gas for sale, and notes payable. However, these items are comparable when reviewing Southern Company Gas' annual results. Thus, Southern Company Gas' operating results for the interim periods presented are not necessarily indicative of annual results and can vary significantly from quarter to quarter as a result of seasonality.
Net Income

First Quarter 2025 vs. First Quarter 2024
(change in millions)	(% change)
$9	2.2
Southern Company Gas' net income in the first quarter 2025 was $418 million compared to $409 million for the corresponding period in 2024. The increase was primarily due to a $13 million increase in net income at gas distribution operations, partially offset by a $3 million decrease in net income at gas pipeline investments.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Natural Gas Revenues
In the first quarter 2025, natural gas revenues were $1.8 billion compared to $1.7 billion for the corresponding period in 2024. Details of the changes in natural gas revenues were as follows:

	First Quarter 2025 vs. First Quarter 2024
	(change in millions)	(% change)
Rates	$43	2.5%
Gas costs and other cost recovery	62	3.6
Gas marketing services	18	1.1
Other	9	0.5
Natural gas revenues	$132	7.7%
Changes in rates resulted in an increase in revenues in the first quarter 2025 compared to the corresponding period in 2024 primarily due to base rate increases at Atlanta Gas Light and Virginia Natural Gas. See Note 2 to the financial statements under "Southern Company Gas – Rate Proceedings" in Item 8 of the Form 10-K for additional information.
Revenues from gas costs and other cost recovery increased in the first quarter 2025 compared to the corresponding period in 2024 primarily due to higher gas volumes. See "Cost of Natural Gas" herein for additional information.
Revenues from gas marketing services increased in the first quarter 2025 compared to the corresponding period in 2024 primarily due to higher commodity prices.
Cost of Natural Gas

First Quarter 2025 vs. First Quarter 2024
(change in millions)	(% change)
$69	11.4
Excluding Atlanta Gas Light, which does not sell natural gas to end-use customers, natural gas distribution rates include provisions to adjust billings for fluctuations in natural gas costs. Therefore, gas costs recovered through natural gas revenues generally equal the amount expensed in cost of natural gas and do not affect net income from gas distribution operations. Cost of natural gas at gas distribution operations represented 80% of the total cost of natural gas in the first quarter 2025. See MANAGEMENT'S DISCUSSION AND ANALYSIS – RESULTS OF OPERATIONS – "Southern Company Gas – Cost of Natural Gas" in Item 7 of the Form 10-K and "Natural Gas Revenues" herein for additional information.
In the first quarter 2025, cost of natural gas was $674 million compared to $605 million for the corresponding period in 2024. The increase reflects higher gas cost recovery as a result of a 63% increase in natural gas prices and higher gas volumes.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
The following table details the volumes of natural gas sold during all periods presented:

	First Quarter
	2025	2024	2025 vs. 2024
Gas distribution operations (mmBtu in millions)
Firm	302	266	13.5%
Interruptible	23	25	(8.0)
Total	325	291	11.7%

Gas marketing services (mmBtu in millions)
Firm:
Georgia	18	17	5.9%
Illinois	3	2	50.0
Other	8	6	33.3
Interruptible large commercial and industrial	4	4	—
Total	33	29	13.8%
Other Operations and Maintenance Expenses

First Quarter 2025 vs. First Quarter 2024
(change in millions)	(% change)
$23	7.8
In the first quarter 2025, other operations and maintenance expenses were $316 million compared to $293 million for the corresponding period in 2024. The increase was primarily due to increases of $16 million in employee compensation and benefit expenses and $12 million in expenses passed through to customers primarily related to bad debt and energy efficiency programs at gas distribution operations.
Depreciation and Amortization

First Quarter 2025 vs. First Quarter 2024
(change in millions)	(% change)
$14	9.0
In the first quarter 2025, depreciation and amortization was $169 million compared to $155 million for the corresponding period in 2024. The increase was primarily due to continued investments at the natural gas distribution utilities.
Taxes Other Than Income Taxes

First Quarter 2025 vs. First Quarter 2024
(change in millions)	(% change)
$10	11.5
In the first quarter 2025, taxes other than income taxes were $97 million compared to $87 million for the corresponding period in 2024. The increase was primarily due to an increase of $10 million in revenue taxes as a result of higher natural gas revenues at Nicor Gas.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Earnings from Equity Method Investments

First Quarter 2025 vs. First Quarter 2024
(change in millions)	(% change)
$(5)	(11.4)
In the first quarter 2025, earnings from equity method investments were $39 million compared to $44 million for the corresponding period in 2024. The decrease was primarily due to lower rates at SNG. See Note 7 to the financial statements under "Southern Company Gas" in Item 8 of the Form 10-K and Note (E) to the Condensed Financial Statements herein under "Southern Company Gas" for additional information.
Interest Expense, Net of Amounts Capitalized

First Quarter 2025 vs. First Quarter 2024
(change in millions)	(% change)
$8	9.5
In the first quarter 2025, interest expense, net of amounts capitalized was $92 million compared to $84 million for the corresponding period in 2024. The increase reflects an increase of approximately $8 million related to higher average outstanding borrowings. See FINANCIAL CONDITION AND LIQUIDITY – "Sources of Capital" herein for additional information on borrowings.
Segment Information
Operating revenues, operating expenses, and net income for each segment are provided in the table below. See Note (L) to the Condensed Financial Statements under "Southern Company Gas" herein for additional information.

	2025			2024
	Operating Revenues	Operating Expenses	Net Income	Operating Revenues	Operating Expenses	Net Income
	(in millions)
First Quarter
Gas distribution operations	$1,570	$1,082	$315	$1,463	$989	$302
Gas pipeline investments	8	3	27	8	3	30
Gas marketing services	261	170	65	235	148	65
All other	4	2	11	6	2	12
Intercompany eliminations	(4)	(1)	—	(5)	(2)	—
Consolidated	$1,839	$1,256	$418	$1,707	$1,140	$409
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
In the first quarter 2025, net income increased $13 million, or 4.3%, when compared to the corresponding period in 2024, as described further below:
•Operating revenues increased $107 million primarily due to higher gas cost recovery and base rate increases. Gas costs recovered through natural gas revenues generally equal the amount expensed in cost of natural gas.
•Operating expenses increased $93 million primarily due to a $49 million increase in cost of natural gas as a result of higher gas prices and higher volumes sold compared to 2024, a $14 million increase in depreciation primarily due to continued investments at the natural gas distribution utilities, and a $12 million increase related to expenses passed through to customers primarily related to bad debt and energy efficiency programs.
•Interest expense, net of amounts capitalized increased $4 million primarily due to higher average outstanding borrowings.
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
In the first quarter 2025, net income was flat when compared to the corresponding period in 2024 primarily due to an increase in retail margins, largely offset by a decrease in other income.
All Other
All other includes a renewable natural gas business, AGL Services Company, and Southern Company Gas Capital, as well as various corporate operating expenses that are not allocated to the reportable segments and interest income (expense) associated with affiliate financing arrangements. See Note 15 to the financial statements in Item 8 of the Form 10-K for additional information.
FUTURE EARNINGS POTENTIAL
Each Registrant's results of operations are not necessarily indicative of its future earnings potential. The level of the Registrants' future earnings depends on numerous factors that affect the opportunities, challenges, and risks of the Registrants' primary businesses of selling electricity and/or distributing natural gas, as described further herein. The Registrants are unable to predict changes in law, regulations, regulatory guidance, legal interpretations, policy positions, and implementation actions that may result from the new presidential administration.
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
Economic uncertainty and policy uncertainty have increased the volatility of future economic outlooks above historical norms. Significant changes in fiscal, monetary, or trade policies could disrupt anticipated economic outlooks. This uncertainty in economic growth, interest rates, tariffs, and inflation could impact customer demand for energy, access to capital markets, and the cost of doing business. The shifting economic policy variables and weakening of historic relationships among economic activity, prices, and employment have increased the uncertainty of future levels of economic activity, which will directly impact future energy demand and operating costs. Weakening economic activity increases the risk of slowing or declining energy sales. See RESULTS OF OPERATIONS herein for information on energy sales in the Southern Company system's service territory during the first three months of 2025.
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
As part of its ongoing effort to adapt to changing market conditions, Southern Company continues to evaluate and consider a wide array of potential business strategies. These strategies may include business combinations, partnerships, and acquisitions involving other utility or non-utility businesses or properties, disposition of, or the sale of interests in, certain assets or businesses, internal restructuring, or some combination thereof. Furthermore, Southern Company may engage in new business ventures that arise from competitive and regulatory changes in the utility industry. Pursuit of any of the above strategies, or any combination thereof, may significantly affect the business operations, risks, and financial condition of Southern Company. In addition, Southern Power and Southern Company Gas regularly consider and evaluate joint development arrangements as well as acquisitions and/or dispositions of businesses and assets as part of their business strategies. See Note 15 to the financial statements in Item 8 of the Form 10-K, Note (K) to the Condensed Financial Statements herein, and "Construction Programs" herein for additional information.
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
Environmental Laws and Regulations
Air Quality
On April 14, 2025, the U.S. Court of Appeals for the D.C. Circuit granted the EPA's motion to hold in abeyance the litigation regarding the 2015 Ozone National Ambient Air Quality Standards (NAAQS) Good Neighbor federal implementation plan (FIP).
On March 25, 2025, the U.S. Court of Appeals for the Fifth Circuit vacated and remanded the EPA's disapproval of the Mississippi state implementation plan (SIP) addressing interstate transport provisions of the Clean Air Act for the 2015 NAAQS. The decision protects the State of Mississippi from the requirements of the federal Good Neighbor plan unless or until the EPA properly disapproves Mississippi's SIP.
The ultimate impact of the FIP and associated legal matters cannot be determined at this time; however, implementation of the stayed FIP would likely result in increased compliance costs for the traditional electric operating companies.
Water Quality
On February 28, 2025, the U.S. Court of Appeals for the Eighth Circuit granted the EPA's motion to hold the 2024 ELG Rule litigation in abeyance for 60 days. On March 12, 2025, the EPA announced its intent to reconsider the standards finalized in the 2024 ELG Rule, including the new technology-based ELGs for leachate. On April 29, 2025, the EPA filed a motion with the U.S. Court of Appeals for the Eighth Circuit requesting an additional 60-day abeyance of the 2024 ELG Rule litigation. The ultimate impact of the 2024 ELG Rule and associated legal matters cannot be determined at this time; however, it may result in significant compliance costs.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Coal Combustion Residuals
On March 12, 2025, the EPA announced its intent to undertake several regulatory actions related to the CCR Rule, including reviewing the legacy rule and evaluating whether to grant short- and long-term relief, such as extending compliance deadlines.
On January 16, 2025, the EPA simultaneously published a direct final rule and companion proposed rule that included identical revisions to certain definitions in the 2024 final legacy CCR surface impoundment rule. On March 20, 2025, the EPA published a notice withdrawing its direct final rule and stating the EPA's intent to respond to comments received on the companion proposed rule. The ultimate impact of any final rule and associated legal matters cannot be determined at this time; however, it may result in significant compliance costs.
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
Greenhouse Gases
On February 19, 2025, the U.S. Court of Appeals for the D.C. Circuit granted the EPA's motion to hold the litigation over the 2024 GHG Rules in abeyance for 60 days. On April 25, 2025, the U.S. Court of Appeals for the D.C. Circuit granted the EPA's motion requesting a continuing abeyance of the litigation over the 2024 GHG Rules. The EPA states in its motion that the agency will issue a proposed reconsideration rule in spring 2025 and a final reconsideration rule by December 2025. The ultimate impact of the final rules and associated legal matters cannot be determined at this time; however, it may result in significant compliance costs.
In 2009, the EPA finalized its determination that concentration of certain GHGs in the atmosphere represent a danger to public health and welfare, and such endangerment finding is a prerequisite for regulation of GHG emissions from electric generating units. On March 21, 2025, the EPA announced its intent to ask for public comment on its reconsideration of this endangerment finding. The ultimate impact of this action cannot be determined at this time.
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
The traditional electric operating companies are engaged in continuous construction programs to accommodate existing and estimated future loads on their respective systems. Major generation construction projects are subject to state PSC approval in order to be included in retail rates, through which the traditional electric operating companies recover their investment and a return. See Note 2 to the financial statements under "Georgia Power – Integrated

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Resource Plans" in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements under "Georgia Power – Other Construction" herein for information regarding Georgia Power's construction of three simple cycle combustion turbines at Plant Yates.
Alabama Power executed an agreement to build a battery energy storage facility at the former Plant Gorgas site in Walker County, Alabama. The new Gorgas battery facility will have the capacity to store up to 150 MWs of electricity generated by other Alabama Power resources. Construction is expected to begin in 2025, with estimated completion by 2027.
Southern Power's construction program includes the Millers Branch solar project and the Kay Wind repowering project. The Kay Wind repowering project results in accelerated depreciation related to the equipment being replaced that will continue until commercial operation of the project, which is projected to occur in the third quarter 2026. At March 31, 2025, the remaining pre-tax accelerated depreciation, net of noncontrolling interest impacts, is projected to total approximately $75 million in 2025 and $40 million in 2026. The ultimate outcome of this matter cannot be determined at this time. See Note (K) to the Condensed Financial Statements under "Southern Power" herein for information relating to Southern Power's construction of renewable energy facilities.
Southern Company Gas is engaged in various infrastructure improvement programs designed to update or expand the natural gas distribution systems of the natural gas distribution utilities to improve reliability and resiliency, reduce emissions, and meet operational flexibility and growth. The natural gas distribution utilities recover their investment and a return associated with these infrastructure programs through their regulated rates, as approved by their applicable state regulatory agency. See Note 2 to the financial statements in Item 8 of the Form 10-K for additional information on Southern Company Gas' construction program.
See FINANCIAL CONDITION AND LIQUIDITY – "Cash Requirements" herein for additional information regarding the Registrants' capital requirements for their construction programs.
Southern Power's Power Sales Agreements
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Southern Power's Power Sales Agreements" in Item 7 of the Form 10-K for additional information.
At March 31, 2025, Southern Power's average investment coverage ratio for its generating assets, including those owned with various partners, based on the ratio of investment under contract to total investment using the respective facilities' net book value (or expected in-service value for facilities under construction) as the investment amount was 96% through 2029 and 87% through 2034, with an average remaining contract duration of approximately 12 years.
Income Tax Matters
See Note (G) to the Condensed Financial Statements herein and MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Income Tax Matters" in Item 7 of the Form 10-K for additional information.
Georgia State Tax Legislation
On April 15, 2025, the State of Georgia enacted tax legislation that reduced the corporate income tax rate from 5.39% to 5.19% effective for the 2025 tax year. This legislation will reduce the amount of Southern Company's and certain subsidiaries' income tax expense in the State of Georgia and existing state net accumulated deferred tax liabilities, increase regulatory liabilities at Georgia Power and Southern Company Gas, and reduce Georgia Power's ability to utilize certain state tax credits in the State of Georgia. The legislation is not expected to have a material impact on the net income of the applicable Registrants. The ultimate outcome of this matter cannot be determined at this time.

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
FINANCIAL CONDITION AND LIQUIDITY
Overview
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Overview" in Item 7 of the Form 10-K for additional information. The financial condition of each Registrant remained stable at March 31, 2025. The Registrants intend to continue to monitor their access to short-term and long-term capital markets as well as their bank credit arrangements to meet future capital and liquidity needs. See "Cash Requirements," "Sources of Capital," and "Financing Activities" herein for additional information.
At the end of the first quarter 2025, the market price of Southern Company's common stock was $91.95 per share (based on the closing price as reported on the NYSE) and the book value was $30.79 per share, representing a market-to-book ratio of 299%, compared to $82.32, $30.28, and 272%, respectively, at the end of 2024. Southern Company's common stock dividend for the first quarter 2025 was $0.72 per share compared to $0.70 per share in the first quarter 2024.
Cash Requirements
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Cash Requirements" in Item 7 of the Form 10-K for a description of the Registrants' significant cash requirements.
The Registrants' significant cash requirements include estimated capital expenditures associated with their construction programs. The construction programs are subject to periodic review and revision, and actual construction costs may vary from these estimates because of numerous factors. These factors include: changes in business conditions; changes in load projections; changes in environmental laws and regulations; the outcome of any legal challenges to environmental rules; changes in electric generating plants, including unit retirements and replacements and adding or changing fuel sources at existing electric generating units, to meet regulatory requirements; changes in FERC rules and regulations; state regulatory agency approvals; changes in the expected environmental compliance program; changes in legislation, regulation, and/or tariff policy; the cost, availability, and efficiency of construction labor, equipment, and materials; project scope and design changes; abnormal weather; delays in construction due to judicial or regulatory action; storm impacts; and the cost of capital. In addition, with

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
respect to the traditional electric operating companies and the natural gas distribution utilities, there can be no assurance that any costs related to capital expenditures and AROs will be fully recovered. Additionally, expenditures associated with Southern Power's planned acquisitions may vary due to market opportunities and the execution of its growth strategy. See Note (K) to the Condensed Financial Statements under "Southern Power" herein for additional information regarding Southern Power's construction projects.
Long-term debt maturities and the interest payable on long-term debt each represent a significant cash requirement for the Registrants. See "Financing Activities" herein for information on changes in the Registrants' long-term debt balances since December 31, 2024.
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
By regulation, Nicor Gas is restricted, up to its retained earnings balance, in the amount it can dividend or loan to affiliates and is not permitted to make money pool loans to affiliates. At March 31, 2025, the amount of subsidiary retained earnings restricted to dividend totaled $1.8 billion. This restriction did not impact Southern Company Gas' ability to meet its cash obligations, nor does management expect such restriction to materially impact Southern Company Gas' ability to meet its currently anticipated cash obligations.
Certain Registrants' current liabilities frequently exceed their current assets because of long-term debt maturities and the periodic use of short-term debt as a funding source, as well as significant seasonal fluctuations in cash needs. The Registrants generally plan to refinance long-term debt as it matures. The following table shows the amount by which current liabilities exceeded current assets at March 31, 2025 for the applicable Registrants:

At March 31, 2025	Southern Company	Georgia Power	Southern Power	Southern Company Gas
	(in millions)
Current liabilities in excess of current assets	$1,953	$497	$634	$450
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

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Bank Credit Arrangements
At March 31, 2025, unused committed credit arrangements with banks were as follows:

At March 31, 2025	Southern Company parent	Alabama Power(a)	Georgia Power	Mississippi Power	Southern Power(b)	Southern Company Gas(c)	SEGCO	Southern Company
	(in millions)
Unused committed credit	$2,999	$1,364	$2,026	$275	$600	$1,598	$30	$8,892
(a)Includes $14 million at Alabama Property Company, a wholly-owned subsidiary of Alabama Power. Alabama Power is not party to this arrangement.
(b)At March 31, 2025, Southern Power also had two continuing letters of credit facilities for standby letters of credit, of which $21 million was unused. Southern Power's subsidiaries are not parties to its bank credit arrangements or letter of credit facilities.
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
A portion of the unused credit with banks is allocated to provide liquidity support to certain revenue bonds of the traditional electric operating companies and the commercial paper programs of the Registrants, Nicor Gas, and SEGCO. At March 31, 2025, outstanding variable rate demand revenue bonds of the traditional electric operating companies with allocated liquidity support totaled approximately $1.5 billion (comprised of approximately $796 million at Alabama Power, $667 million at Georgia Power, and $69 million at Mississippi Power). In addition, at March 31, 2025, Alabama Power and Georgia Power had approximately $207 million and $386 million, respectively, of fixed rate revenue bonds outstanding that are required to be remarketed within the next 12 months. Alabama Power's $207 million of fixed rate revenue bonds are classified as securities due within one year on its balance sheets as they are not covered by long-term committed credit. All other variable rate demand revenue bonds and fixed rate revenue bonds required to be remarketed within the next 12 months are classified as long-term debt on the balance sheets as a result of available long-term committed credit.
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

	Short-term Debt at March 31, 2025		Short-term Debt During the Period(*)
	Amount Outstanding	Weighted Average Interest Rate	Average Amount Outstanding	Weighted Average Interest Rate	Maximum Amount Outstanding
	(in millions)		(in millions)		(in millions)
Southern Company	$514	4.9%	$1,472	4.7%	$2,291
Alabama Power	—	—	3	4.4	50
Georgia Power	200	5.3	351	5.0	1,020
Mississippi Power	—	—	82	4.6	144
Southern Power	—	—	15	4.6	72
Southern Company Gas:
Southern Company Gas Capital	$314	4.6%	$280	4.6%	$387
Nicor Gas	—	—	73	4.6	172
Southern Company Gas Total	$314	4.6%	$353	4.6%
(*)Average and maximum amounts are based upon daily balances during the three-month period ended March 31, 2025.
Analysis of Cash Flows
Net cash flows provided from (used for) operating, investing, and financing activities for the three months ended March 31, 2025 and 2024 are presented in the following table:

Net cash provided from (used for):	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Three Months Ended March 31, 2025
Operating activities	$1,250	$227	$305	$(11)	$146	$687
Investing activities	(2,834)	(591)	(1,719)	(44)	(161)	(321)
Financing activities	2,815	718	1,679	87	39	(323)

Three Months Ended March 31, 2024
Operating activities	$1,311	$248	$493	$(7)	$121	$598
Investing activities	(2,385)	(496)	(1,417)	(104)	(44)	(319)
Financing activities	985	175	904	111	(89)	(235)
Fluctuations in cash flows from financing activities vary from year to year based on capital needs and the maturity or redemption of securities.
Southern Company
Net cash provided from operating activities decreased $61 million for the three months ended March 31, 2025 as compared to the corresponding period in 2024 primarily due to decreased retail fuel cost recovery at the traditional electric operating companies and storm restoration costs at Georgia Power, partially offset by the timing of natural gas purchases at the natural gas distribution utilities. See Note 2 to the financial statements under "Georgia Power – Storm Damage Recovery" in Item 8 of the Form 10-K for additional information relating to storm restoration costs.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
The net cash used for investing activities for the three months ended March 31, 2025 was primarily related to the Subsidiary Registrants' construction programs.
The net cash provided from financing activities for the three months ended March 31, 2025 was primarily related to issuances of long-term debt, partially offset by a reduction in commercial paper borrowings and common stock dividend payments.
Alabama Power
Net cash provided from operating activities decreased $21 million for the three months ended March 31, 2025 as compared to the corresponding period in 2024 primarily due to customer refunds associated with the nuclear fuel disposal cost award and decrease in fuel cost recovery, partially offset by the timing of vendor payments. See Note 3 to the financial statements under "Nuclear Fuel Disposal Cost" in Item 8 of the Form 10-K for additional information.
The net cash used for investing activities for the three months ended March 31, 2025 was primarily related to gross property additions.
The net cash provided from financing activities for the three months ended March 31, 2025 was primarily related to capital contributions from Southern Company and issuances of senior notes, partially offset by common stock dividend payments.
Georgia Power
Net cash provided from operating activities decreased $188 million for the three months ended March 31, 2025 as compared to the corresponding period in 2024 primarily due to the timing of vendor payments, storm restoration costs, and decreased fuel cost recovery. See Note 2 to the financial statements under "Georgia Power – Storm Damage Recovery" in Item 8 of the Form 10-K for additional information relating to storm restoration costs.
The net cash used for investing activities for the three months ended March 31, 2025 was primarily related to gross property additions.
The net cash provided from financing activities for the three months ended March 31, 2025 was primarily related to issuances of senior notes and capital contributions from Southern Company, partially offset by common stock dividend payments.
Mississippi Power
Net cash used for operating activities increased $4 million for the three months ended March 31, 2025 as compared to the corresponding period in 2024 primarily due to the timing of customer receivable collections, partially offset by the timing of vendor payments.
The net cash used for investing activities for the three months ended March 31, 2025 was primarily related to gross property additions, partially offset by contributions in aid of construction.
The net cash provided from financing activities for the three months ended March 31, 2025 was primarily related to issuances of senior notes and capital contributions from Southern Company, partially offset by common stock dividend payments.
Southern Power
Net cash provided from operating activities increased $25 million for the three months ended March 31, 2025 as compared to the corresponding period in 2024 primarily due to an increase in wholesale revenues, driven by higher market prices and increased demand for energy, and the timing of vendor payments, partially offset by the timing of customer receivable collections.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
The net cash used for investing activities for the three months ended March 31, 2025 was primarily related to ongoing construction activities. See Note (K) to the Condensed Financial Statements under "Southern Power" herein for additional information.
The net cash provided from financing activities for the three months ended March 31, 2025 was primarily related to capital contributions from Southern Company, largely offset by common stock dividend payments and net distributions to noncontrolling interests.
Southern Company Gas
Net cash provided from operating activities increased $89 million for the three months ended March 31, 2025 as compared to the corresponding period in 2024 primarily due to the timing of natural gas purchases, partially offset by lower natural gas cost recovery.
The net cash used for investing activities for the three months ended March 31, 2025 was primarily related to construction of transportation and distribution assets recovered through base rates.
The net cash used for financing activities for the three months ended March 31, 2025 was primarily related to common stock dividend payments and a reduction in commercial paper borrowings.
Significant Balance Sheet Changes
Southern Company
Significant balance sheet changes for the three months ended March 31, 2025 included:
•an increase of $4.6 billion in long-term debt (including securities due within one year) primarily related to issuances of junior subordinated notes and senior notes;
•an increase of $1.6 billion in total property, plant, and equipment primarily related to the Subsidiary Registrants' construction programs;
•an increase of $1.3 billion in cash and cash equivalents, as discussed further under "Analysis of Cash Flows – Southern Company" herein;
•a decrease of $0.8 billion in notes payable primarily due to a reduction in commercial paper borrowings;
•a decrease of $0.6 billion in accounts payable primarily related to the timing of vendor payments;
•a decrease of $0.6 billion in accrued compensation due to the timing of payments;
•an increase of $0.5 billion in total stockholders' equity primarily related to net income, partially offset by common stock dividend payments; and
•an increase of $0.5 billion in accumulated deferred income taxes primarily related to property-related timing differences and projected monetization of tax credits in 2025.
See "Financing Activities" herein for additional information.
Alabama Power
Significant balance sheet changes for the three months ended March 31, 2025 included:
•an increase of $597 million in common stockholder's equity primarily due to capital contributions from Southern Company and net income, partially offset by dividends paid to Southern Company;
•an increase of $500 million in long-term debt (including securities due within one year) primarily due to an issuance of senior notes;
•an increase of $354 million in cash and cash equivalents, as discussed further under "Analysis of Cash Flows – Alabama Power" herein;
•an increase of $200 million in total property, plant, and equipment primarily related to the construction of transmission and distribution facilities; and

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
•a decrease of $174 million in other accounts payable primarily due to the timing of vendor payments.
See "Financing Activities – Alabama Power" herein for additional information.
Georgia Power
Significant balance sheet changes for the three months ended March 31, 2025 included:
•an increase of $1.6 billion in long-term debt (including securities due within one year) primarily due to issuances of senior notes;
•an increase of $1.2 billion in total property, plant, and equipment primarily related to the construction of generation, transmission, and distribution facilities, including costs associated with Plant Yates Units 8, 9, and 10;
•an increase of $745 million in common stockholder's equity primarily due to capital contributions from Southern Company and net income, partially offset by dividends paid to Southern Company;
•a decrease of $582 million in accounts payable primarily related to storm restoration costs;
•a decrease of $376 million in accrued taxes primarily due to payments for municipal franchise fees and property taxes; and
•an increase of $286 million in cash and cash equivalents, as discussed further under "Analysis of Cash Flows – Georgia Power" herein.
See "Financing Activities – Georgia Power" and Note (B) to the Condensed Financial Statements under "Georgia Power – Other Construction" herein for additional information.
Mississippi Power
Significant balance sheet changes for the three months ended March 31, 2025 included:
•an increase of $99 million in long-term debt (including securities due within one year) primarily due to issuances of senior notes;
•a decrease of $65 million in accrued taxes is primarily due to the payment of ad valorem taxes;
•an increase of $57 million in common stockholder's equity related to net income and capital contributions from Southern Company, partially offset by dividends paid to Southern Company; and
•an increase of $50 million in other deferred credits and liabilities primarily due to contributions in aid of construction.
See "Financing Activities – Mississippi Power" herein for additional information.
Southern Power
Significant balance sheet changes for the three months ended March 31, 2025 included:
•an increase of $67 million in total stockholders' equity primarily due to capital contributions from Southern Company and net income, partially offset by dividends paid to Southern Company and net distributions to noncontrolling interests and
•an increase of $37 million in total property, plant, and equipment due to an increase in CWIP primarily related to the continued construction of the Millers Branch solar facility and the Kay Wind repowering project, partially offset by the continued depreciation of assets.
See Note (K) to the Condensed Financial Statements under "Southern Power" herein for additional information.
Southern Company Gas
Significant balance sheet changes for the three months ended March 31, 2025 included:
•a decrease of $239 million in natural gas for sale due to higher volumes of natural gas sold;

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
•an increase of $229 million in common stockholder's equity primarily related to net income, partially offset by dividends paid to Southern Company;
•a decrease of $177 million in natural gas cost over recovery due to reduced price of gas billed to customers;
•an increase of $167 million in total property, plant, and equipment primarily related to the construction of transportation and distribution assets;
•a decrease of $141 million in notes payable due to a reduction in commercial paper borrowings;
•an increase of $126 million in temporary LIFO liquidation due to use of stored natural gas; and
•an increase of $111 million in total accounts receivable primarily relating to an increase of $165 million in customer accounts receivable, partially offset by a decrease of $51 million in unbilled revenues as a result of seasonality.
Financing Activities
The following table outlines long-term debt financing activities for the first three months of 2025:

	Issuances and Reofferings		Maturities and Redemptions
Company	Senior Notes	Other Long- Term Debt	Other Long- Term Debt(a)
	(in millions)
Southern Company parent	$—	$2,365	$—
Alabama Power	500	2	—
Georgia Power	1,600	—	34
Mississippi Power	100	—	—
Other	—	—	2
Elimination(b)	—	—	(1)
Southern Company	$2,200	$2,367	$35
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
Southern Company
During the first three months of 2025, Southern Company issued approximately 2.4 million shares of common stock primarily through employee equity compensation plans. Also during the first three months of 2025, and subsequent to March 31, 2025, Southern Company entered into forward sale contracts for the issuance of shares of common stock that may be settled through June 2026. See Note (F) to the Condensed Financial Statements under "Equity Distribution Agreement" herein for additional information.
In January 2025, Southern Company issued $565 million aggregate principal amount of Series 2025A 6.50%
Junior Subordinated Notes due March 15, 2085.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
In February 2025, Southern Company issued $1.8 billion aggregate principal amount of Series 2025B 6.375% Fixed-to-Fixed Reset Rate Junior Subordinated Notes due March 15, 2055.
Alabama Power
In March 2025, Alabama Power issued $500 million aggregate principal amount of Series 2025A 5.10% Senior Notes due April 2, 2035.
Subsequent to March 31, 2025, Alabama Power repaid at maturity $250 million aggregate principal amount of its Series 2015B 2.80% Senior Notes.
Georgia Power
In March 2025, Georgia Power issued $400 million aggregate principal amount of Series 2025A Floating Rate Senior Notes due September 15, 2026, $500 million aggregate principal amount of Series 2025B 4.85% Senior Notes due March 15, 2031, and $700 million aggregate principal amount of Series 2025C 5.20% Senior Notes due March 15, 2035.
Mississippi Power
In March 2025, Mississippi Power issued $50 million aggregate principal amount of Series 2025A 5.01% Senior Notes due March 15, 2030 and $50 million aggregate principal amount of Series 2025B 6.03% Senior Notes due March 15, 2055.
Credit Rating Risk
At March 31, 2025, the Registrants did not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade.
There are certain contracts that could require collateral, but not accelerated payment, in the event of a credit rating change of certain Registrants to BBB and/or Baa2 or below. These contracts are primarily for physical electricity and natural gas purchases and sales, fuel purchases, fuel transportation and storage, energy price risk management, transmission, interest rate management, and equipment purchases related to construction of facilities.
The maximum potential collateral requirements under these contracts at March 31, 2025 were as follows:

Credit Ratings	Southern Company(*)	Alabama Power	Georgia Power	Mississippi Power	Southern Power(*)	Southern Company Gas
	(in millions)
At BBB and/or Baa2	$35	$1	$—	$—	$34	$—
At BBB- and/or Baa3	488	2	60	—	426	—
At BB+ and/or Ba1 or below	3,933	427	2,624	276	1,367	13
(*)Southern Power has PPAs that could require collateral, but not accelerated payment, in the event of a downgrade of Southern Power's credit. The PPAs require credit assurances without stating a specific credit rating. The amount of collateral required would depend upon actual losses resulting from a credit downgrade. Southern Power had $106 million of cash collateral posted related to PPA requirements at March 31, 2025.
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

    Table of Contents                                Index to Financial Statements
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
During the three months ended March 31, 2025, there were no material changes to Southern Company's, Alabama Power's, Georgia Power's, Mississippi Power's, Southern Power's, or Southern Company Gas' disclosures about market risk. For an in-depth discussion of each Registrant's market risks, see MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Market Price Risk" in Item 7 of the Form 10-K and Note 1 to the financial statements under "Financial Instruments" and Notes 13 and 14 to the financial statements in Item 8 of the Form 10-K, as well as Notes (I) and (J) to the Condensed Financial Statements herein.
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
There have been no changes in Southern Company's, Alabama Power's, Georgia Power's, Mississippi Power's, Southern Power's, or Southern Company Gas' internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the first quarter 2025 that have materially affected or are reasonably likely to materially affect Southern Company's, Alabama Power's, Georgia Power's, Mississippi Power's, Southern Power's, or Southern Company Gas' internal control over financial reporting.

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
Item 5. Other Information.
The following table reports information regarding the adoption of "Rule 10b5-1 trading arrangements" or "non-Rule 10b5-1 trading arrangements," as defined in Item 408(a) of Regulation S-K, during the three months ended March 31, 2025 for Southern Company's directors and "officers," as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended. There were no modifications or terminations of such trading arrangements during the three months ended March 31, 2025. Unless otherwise indicated, each trading arrangement listed below is a "Rule 10b5-1 trading arrangement," provides for the sale of shares of Southern Company's common stock, commences no earlier than the expiration of the cooling-off period required by Rule 10b5-1(c)(1)(ii)(B)(1) under the Securities Exchange Act of 1934, as amended, and terminates upon the earlier of the "Expiration Date" listed below or the completion of all sales. The Subsidiary Registrants had no reportable trading arrangements for the three months ended March 31, 2025.

Name	Title	Date of Adoption	Expiration Date	Aggregate Number of Shares Covered
Christopher Cummiskey	Executive Vice President	February 21, 2025	June 25, 2026	12,335
Item 6. Exhibits.
The exhibits below with an asterisk (*) preceding the exhibit number are filed herewith. The remaining exhibits have previously been filed with the SEC and are incorporated herein by reference. The exhibits marked with a pound sign (#) are management contracts or compensatory plans or arrangements.

(4) Instruments Describing Rights of Security Holders, Including Indentures

Southern Company

(a)
Sixteenth Supplemental Indenture to Subordinated Note Indenture dated as of February 28, 2025, providing for the issuance of the Series 2025B 6.375% Fixed-to-Fixed Reset Rate Junior Subordinated Notes due March 15, 2055. (Designated in Form 8-K dated February 25, 2025, File No. 1-3526 as Exhibit 4.4.)

Alabama Power

(a)
Sixty-Eighth Supplemental Indenture to Senior Note Indenture dated as of March 31, 2025, providing for the issuance of the Series 2025A 5.10% Senior Notes due April 2, 2035. (Designated in Form 8-K dated March 20, 2025, File No. 1-3164 as Exhibit 4.6.)

Georgia Power

(a)
Seventy-Third Supplemental Indenture to Senior Note Indenture dated as of March 3, 2025, providing for the issuance of the Series 2025A Floating Rate Senior Notes due September 15, 2026. (Designated in Form 8-K dated February 24, 2025, File No. 1-6468 as Exhibit 4.3(a).)

    Table of Contents                                Index to Financial Statements

(b)
Seventy-Fourth Supplemental Indenture to Senior Note Indenture dated as of March 3, 2025, providing for the issuance of the Series 2025B 4.85% Senior Notes due March 15, 2031. (Designated in Form 8-K dated February 24 2025, File No. 1-6468 as Exhibit 4.3(b).)

(c)
Seventy-Fifth Supplemental Indenture to Senior Note Indenture dated as of March 3, 2025, providing for the issuance of the Series 2025C 5.20% Senior Notes due March 15, 2035. (Designated in Form 8-K dated February 24 2025, File No. 1-6468 as Exhibit 4.3(c).)

Mississippi Power

*	(d)1		Sixth Supplemental Indenture to Senior Note Indenture dated as of March 28, 2025, providing for the issuance of the Series 2025A 5.01% Senior Notes due March 15, 2030.

*	(d)2		Seventh Supplemental Indenture to Senior Note Indenture dated as of March 28, 2025, providing for the issuance of the Series 2025B 6.03% Senior Notes due March 15, 2055.

(24) Power of Attorney and Resolutions

Southern Company

	(a)	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2024, File No. 1-3526 as Exhibit 24(a)1.)

Alabama Power

	(b)	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2024, File No. 1-3164 as Exhibit 24(b)1.)

Georgia Power

	(c)	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2024, File No. 1-6468 as Exhibit 24(c)1.)

Mississippi Power

	(d)	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2024, File No. 001-11229 as Exhibit 24(d)1.)

Southern Power

	(e)	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2024, File No. 001-37803 as Exhibit 24(e)1.)

Southern Company Gas

	(f)	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2024, File No. 1-14174 as Exhibit 24(f)1.)

(31) Section 302 Certifications

Southern Company

*	(a)1	-	Certificate of Southern Company's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(a)2	-	Certificate of Southern Company's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Alabama Power

*	(b)1	-	Certificate of Alabama Power's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(b)2	-	Certificate of Alabama Power's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Georgia Power

    Table of Contents                                Index to Financial Statements

*	(c)1	-	Certificate of Georgia Power's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(c)2	-	Certificate of Georgia Power's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Mississippi Power

*	(d)1	-	Certificate of Mississippi Power's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(d)2	-	Certificate of Mississippi Power's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Southern Power

*	(e)1	-	Certificate of Southern Power Company's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(e)2	-	Certificate of Southern Power Company's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Southern Company Gas

*	(f)1	-	Certificate of Southern Company Gas' Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(f)2	-	Certificate of Southern Company Gas' Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(32) Section 906 Certifications

Southern Company

*	(a)	-	Certificate of Southern Company's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Alabama Power

*	(b)	-	Certificate of Alabama Power's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Georgia Power

*	(c)	-	Certificate of Georgia Power's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Mississippi Power

*	(d)	-	Certificate of Mississippi Power's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Southern Power

*	(e)	-	Certificate of Southern Power Company's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Southern Company Gas

*	(f)	-	Certificate of Southern Company Gas' Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

(101) Interactive Data Files

*	INS	-	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
*	SCH	-	Inline XBRL Taxonomy Extension Schema Document
*	CAL	-	Inline XBRL Taxonomy Calculation Linkbase Document
*	DEF	-	Inline XBRL Definition Linkbase Document
*	LAB	-	Inline XBRL Taxonomy Label Linkbase Document

    Table of Contents                                Index to Financial Statements

*	PRE	-	Inline XBRL Taxonomy Presentation Linkbase Document

(104) Cover Page Interactive Data File
*			Formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.

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
Date: April 30, 2025

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
Date: April 30, 2025

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
Date: April 30, 2025

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
Chairman and Chief Executive Officer
(Principal Executive Officer)

By	Matthew P. Grice
Vice President, Chief Financial Officer, and Treasurer
(Principal Financial Officer)

By	/s/ Melissa K. Caen
(Melissa K. Caen, Attorney-in-fact)
Date: April 30, 2025

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
Date: April 30, 2025

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
Date: April 30, 2025