Form 10-Q
period 2025-06-30
SOUTHERN CO; GEORGIA POWER CO; SOUTHERN POWER CO; SOUTHERN CO GAS; ALABAMA POWER CO; MISSISSIPPI POWER CO
filed 2025-07-31
CIK 92122, 41091, 1160661, 1004155, 3153, 66904

    Table of Contents                                Index to Financial Statements
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR
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

Registrant	Description of Common Stock	Shares Outstanding at June 30, 2025
The Southern Company	Par Value $5 Per Share	1,100,047,407
Alabama Power Company	Par Value $40 Per Share	30,537,500
Georgia Power Company	Without Par Value	9,261,500
Mississippi Power Company	Without Par Value	1,121,000
Southern Power Company	Par Value $0.01 Per Share	1,000
Southern Company Gas	Par Value $0.01 Per Share	100
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

    Table of Contents                                Index to Financial Statements

    Table of Contents                                Index to Financial Statements

DEFINITIONS

Term	Meaning
2022 ARP	Alternate Rate Plan approved by the Georgia PSC in 2022 for Georgia Power for the years 2023 through 2025
2023 IRP Update	Georgia Power's updated IRP filed in 2023 and approved by the Georgia PSC in April 2024 as modified by a stipulation among Georgia Power, the staff of the Georgia PSC, and certain intervenors
2024 ELG Rule	Final rule published by the EPA in May 2024 revising the steam effluent guidelines
2024 GHG Rules	Final rules published by the EPA in May 2024 for existing fossil fuel-fired steam electric generating units and new fossil fuel-fired combustion turbines and combined cycle generation facilities
2024 Legacy Rule	Final rule published by the EPA in May 2024 related to legacy surface impoundments and CCR management units
AFUDC	Allowance for funds used during construction
AGL Services Company	AGL Services Company, Inc., the Southern Company Gas system service company and a wholly-owned subsidiary of Southern Company Gas
Alabama Power	Alabama Power Company
ARO	Asset retirement obligation
Atlanta Gas Light	Atlanta Gas Light Company, a wholly-owned subsidiary of Southern Company Gas
CCR	Coal combustion residuals
CCR Rule	Disposal of Coal Combustion Residuals from Electric Utilities final rule published by the EPA in 2015
Chattanooga Gas	Chattanooga Gas Company, a wholly-owned subsidiary of Southern Company Gas
Clean Air Act	Clean Air Act Amendments of 1990
CO2	Carbon dioxide
COD	Commercial operation date
CODM	Chief operating decision maker
CWIP	Construction work in progress
Dalton	City of Dalton, Georgia, an incorporated municipality in the state of Georgia, acting by and through its Board of Water, Light, and Sinking Fund Commissioners
Dalton Pipeline	A pipeline facility in Georgia in which Southern Company Gas has a 50% undivided ownership interest
DOE	U.S. Department of Energy
ECCR	Georgia Power's Environmental Compliance Cost Recovery tariff
ECO Plan	Mississippi Power's environmental compliance overview plan
ELG	Effluent limitations guidelines
EPA	U.S. Environmental Protection Agency
EPC Contractor	Westinghouse and its affiliate, WECTEC Global Project Services Inc.; the former engineering, procurement, and construction contractor for Plant Vogtle Units 3 and 4
FCC	Federal Communications Commission
FERC	Federal Energy Regulatory Commission
FFB	Federal Financing Bank
Fitch	Fitch Ratings, Inc.
FP&L	Florida Power and Light Company
Form 10-K	Annual Report on Form 10-K of Southern Company, Alabama Power, Georgia Power, Mississippi Power, Southern Power, and Southern Company Gas for the year ended December 31, 2024, as applicable
GAAP	U.S. generally accepted accounting principles
Georgia Power	Georgia Power Company
GHG	Greenhouse gas

    Table of Contents                                Index to Financial Statements

DEFINITIONS
(continued)

Term	Meaning
Guarantee Settlement Agreement	The 2017 settlement agreement between the Vogtle Owners and Toshiba related to certain payment obligations of the EPC Contractor guaranteed by Toshiba
Heating Degree Days	A measure of weather, calculated when the average daily temperatures are less than 65 degrees Fahrenheit
Heating Season	The period from November through March when Southern Company Gas' natural gas usage and operating revenues are generally higher
HLBV	Hypothetical liquidation at book value
IGCC	Integrated coal gasification combined cycle, the technology originally approved for Mississippi Power's Kemper County energy facility
IIC	Intercompany Interchange Contract
Internal Revenue Code	Internal Revenue Code of 1986, as amended
IRP	Integrated resource plan
IRS	Internal Revenue Service
ITC	Investment tax credit
KWH	Kilowatt-hour
LIFO	Last-in, first-out
LTSA	Long-term service agreement
MEAG Power	Municipal Electric Authority of Georgia
Mississippi Power	Mississippi Power Company
mmBtu	Million British thermal units
Moody's	Moody's Investors Service, Inc.
MRA	Municipal and Rural Associations
MW	Megawatt
natural gas distribution utilities	Southern Company Gas' natural gas distribution utilities (Nicor Gas, Atlanta Gas Light, Virginia Natural Gas, and Chattanooga Gas)
NCCR	Georgia Power's Nuclear Construction Cost Recovery tariff
NDR	Alabama Power's Natural Disaster Reserve
Nicor Gas	Northern Illinois Gas Company, a wholly-owned subsidiary of Southern Company Gas
NRC	U.S. Nuclear Regulatory Commission
OCI	Other comprehensive income
OPC	Oglethorpe Power Corporation (an electric membership corporation)
PEP	Mississippi Power's Performance Evaluation Plan
PowerSecure	PowerSecure, Inc., a wholly-owned subsidiary of Southern Company
PPA	Power purchase agreements, as well as, for Southern Power, contracts for differences that provide the owner of a renewable facility a certain fixed price for the electricity sold to the grid
PSC	Public Service Commission
PTC	Production tax credit
Rate CNP	Alabama Power's Rate Certificated New Plant, consisting of Rate CNP New Plant, Rate CNP Compliance, Rate CNP PPA, and Rate CNP Depreciation
Rate ECR	Alabama Power's Rate Energy Cost Recovery
Rate RSE	Alabama Power's Rate Stabilization and Equalization
Registrants	Southern Company, Alabama Power, Georgia Power, Mississippi Power, Southern Power Company, and Southern Company Gas
ROE	Return on equity
S&P	S&P Global Ratings, a division of S&P Global Inc.
SCS	Southern Company Services, Inc., the Southern Company system service company and a wholly-owned subsidiary of Southern Company
SEC	U.S. Securities and Exchange Commission

    Table of Contents                                Index to Financial Statements

DEFINITIONS
(continued)

Term	Meaning
SEGCO	Southern Electric Generating Company, 50% owned by each of Alabama Power and Georgia Power
SNG	Southern Natural Gas Company, L.L.C., a pipeline system in which Southern Company Gas has a 50% ownership interest
SOFR	Secured Overnight Financing Rate
Southern Company	The Southern Company
Southern Company Gas	Southern Company Gas and its subsidiaries
Southern Company Gas Capital	Southern Company Gas Capital Corporation, a wholly-owned subsidiary of Southern Company Gas
Southern Company power pool	The operating arrangement whereby the integrated generating resources of the traditional electric operating companies and Southern Power (excluding subsidiaries) are subject to joint commitment and dispatch in order to serve their combined load obligations
Southern Company system	Southern Company, the traditional electric operating companies, Southern Power, Southern Company Gas, SEGCO, Southern Nuclear, SCS, Southern Linc, PowerSecure, and other subsidiaries
Southern Holdings	Southern Company Holdings, Inc., a wholly-owned subsidiary of Southern Company
Southern Linc	Southern Communications Services, Inc., a wholly-owned subsidiary of Southern Company, doing business as Southern Linc
Southern Nuclear	Southern Nuclear Operating Company, Inc., a wholly-owned subsidiary of Southern Company
Southern Power	Southern Power Company and its subsidiaries
SouthStar	SouthStar Energy Services, LLC (a Marketer), a wholly-owned subsidiary of Southern Company Gas
SP Solar	SP Solar Holdings I, LP, a limited partnership indirectly owning substantially all of Southern Power's solar and battery energy storage facilities, in which Southern Power has a 67% ownership interest
SP Wind	SP Wind Holdings II, LLC, a holding company owning a portfolio of eight operating wind facilities, in which Southern Power is the controlling partner in a tax equity arrangement
SRR	Mississippi Power's System Restoration Rider, a tariff for retail property damage cost recovery and reserve
Subsidiary Registrants	Alabama Power, Georgia Power, Mississippi Power, Southern Power, and Southern Company Gas
Toshiba	Toshiba Corporation, the parent company of Westinghouse
traditional electric operating companies	Alabama Power, Georgia Power, and Mississippi Power
U.S. Treasury	U.S. Department of the Treasury
VIE	Variable interest entity
Virginia Natural Gas	Virginia Natural Gas, Inc., a wholly-owned subsidiary of Southern Company Gas
Vogtle Owners	Georgia Power, OPC, MEAG Power, and Dalton
WACOG	Weighted average cost of gas
Westinghouse	Westinghouse Electric Company LLC

    Table of Contents                                Index to Financial Statements
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q contains forward-looking statements. Forward-looking statements include, among other things, statements concerning regulated rates, the strategic goals for the business, customer and sales growth, economic conditions, including inflation, cost recovery and other rate actions, current and proposed environmental regulations and related compliance plans and estimated expenditures, pending or potential litigation matters, access to sources of capital, financing activities, completion dates and costs of construction projects, matters related to the abandonment of the Kemper IGCC, completion of announced acquisitions, filings with state and federal regulatory authorities, and estimated construction plans and expenditures. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "could," "would," "should," "expects," "plans," "anticipates," "believes," "estimates," "projects," "predicts," "potential," or "continue" or the negative of these terms or other similar terminology. There are various factors that could cause actual results to differ materially from those suggested by the forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized. These factors include:

•the impact of recent and future federal and state regulatory changes, including tax, environmental, and other laws and regulations to which Southern Company and its subsidiaries are subject, as well as changes in application of existing laws, regulations, and guidance;
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

    Table of Contents                                Index to Financial Statements
PART I
Item 1. Financial Statements (Unaudited).

    Table of Contents                                Index to Financial Statements

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)		(in millions)
Operating Revenues:
Retail electric revenues	$4,758	$4,486	$9,358	$8,427
Wholesale electric revenues	681	627	1,425	1,198
Other electric revenues	220	210	463	409
Natural gas revenues (includes alternative revenue programs of $(9), $11, $(28), and $45, respectively)	979	831	2,818	2,538
Other revenues	335	309	684	537
Total operating revenues	6,973	6,463	14,748	13,109
Operating Expenses:
Fuel	1,116	1,032	2,408	2,028
Purchased power	260	222	510	420
Cost of natural gas	255	149	929	754
Cost of other sales	167	167	366	298
Other operations and maintenance	1,685	1,388	3,305	2,860
Depreciation and amortization	1,323	1,182	2,608	2,327
Taxes other than income taxes	403	384	848	780
Total operating expenses	5,209	4,524	10,974	9,467
Operating Income	1,764	1,939	3,774	3,642
Other Income and (Expense):
Allowance for equity funds used during construction	80	51	153	109
Earnings from equity method investments	10	31	43	77
Interest expense, net of amounts capitalized	(874)	(694)	(1,588)	(1,358)
Other income (expense), net	162	151	310	302
Total other income and (expense)	(622)	(461)	(1,082)	(870)
Earnings Before Income Taxes	1,142	1,478	2,692	2,772
Income taxes	289	290	569	513
Consolidated Net Income	853	1,188	2,123	2,259
Net loss attributable to noncontrolling interests	(27)	(15)	(91)	(73)
Consolidated Net Income Attributable to Southern Company	$880	$1,203	$2,214	$2,332
Common Stock Data:
Earnings per share -
Basic	$0.80	$1.10	$2.01	$2.13
Diluted	$0.79	$1.09	$2.00	$2.12
Average number of shares of common stock outstanding (in millions)
Basic	1,101	1,096	1,100	1,095
Diluted	1,108	1,102	1,107	1,101
The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)		(in millions)
Consolidated Net Income	$853	$1,188	$2,123	$2,259
Other comprehensive income:
Qualifying hedges:
Changes in fair value, net of tax of $11, $(1), $16, and $(1), respectively	35	(5)	49	(4)
Reclassification adjustment for amounts included in net income, net of tax of $(10), $5, $(14), and $17, respectively	(31)	15	(43)	47
Pension and other postretirement benefit plans:
Benefit plan net gain (loss), net of tax of $—, $—, $—, and $1, respectively	—	—	1	3
Total other comprehensive income	4	10	7	46
Comprehensive Income	857	1,198	2,130	2,305
Comprehensive loss attributable to noncontrolling interests	(27)	(15)	(91)	(73)
Consolidated Comprehensive Income Attributable to Southern Company	$884	$1,213	$2,221	$2,378
The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2025	2024
	(in millions)
Operating Activities:
Consolidated net income	$2,123	$2,259
Adjustments to reconcile consolidated net income to net cash provided from operating activities —
Depreciation and amortization, total	2,860	2,572
Deferred income taxes	453	247
Allowance for equity funds used during construction	(153)	(109)
Pension, postretirement, and other employee benefits	(253)	(232)
Settlement of asset retirement obligations	(285)	(267)
Stock based compensation expense	102	97
Storm damage cost recovery – long-term	(238)	—
Other, net	76	(116)
Changes in certain current assets and liabilities —
-Receivables	(130)	(284)
-Retail fuel cost under recovery	158	421
-Prepayments	(109)	(49)
-Materials and supplies	35	(139)
-Natural gas for sale, net of temporary LIFO liquidation	233	188
-Other current assets	61	(86)
-Accounts payable	(695)	(247)
-Accrued taxes	(245)	(19)
-Accrued compensation	(421)	(372)
-Customer refunds	(80)	(26)
-Natural gas cost over recovery	(87)	(43)
-Other current liabilities	26	204
Net cash provided from operating activities	3,431	3,999
Investing Activities:
Property additions	(5,237)	(3,895)
Nuclear decommissioning trust fund purchases	(777)	(739)
Nuclear decommissioning trust fund sales	777	738
Proceeds from dispositions	2	345
Cost of removal, net of salvage	(304)	(282)
Change in construction payables, net	(42)	(217)
Other investing activities	(153)	(172)
Net cash used for investing activities	(5,734)	(4,222)
Financing Activities:
Decrease in notes payable, net	(150)	(1,125)
Proceeds —
Long-term debt	6,319	3,963
Short-term borrowings	200	700
Common stock	62	84
Redemptions and repurchases —
Long-term debt	(2,254)	(880)
Short-term borrowings	—	(550)
Distributions to noncontrolling interests	(66)	(57)
Payment of common stock dividends	(1,494)	(1,487)
Other financing activities	(150)	(135)
Net cash provided from financing activities	2,467	513
Net Change in Cash, Cash Equivalents, and Restricted Cash	164	290
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	1,101	921
Cash, Cash Equivalents, and Restricted Cash at End of Period	$1,265	$1,211
Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $61 and $52 capitalized for 2025 and 2024, respectively)	$1,287	$1,235
Income taxes, net (excludes credit transfers)	199	62
Noncash transactions —
Accrued property additions at end of period	1,091	805
Right-of-use assets obtained under operating leases	114	98
Right-of-use assets obtained under finance leases	14	—
Reassessment of right-of-use assets under operating leases	—	(7)
Issuance of common stock under dividend reinvestment plan	112	67
The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Assets	At June 30, 2025	At December 31, 2024
	(in millions)
Current Assets:
Cash and cash equivalents	$1,264	$1,070
Receivables —
Customer accounts	2,301	2,228
Unbilled revenues	895	825
Under recovered fuel clause revenues	684	713
Other accounts and notes	553	597
Accumulated provision for uncollectible accounts	(83)	(74)
Materials and supplies	2,138	2,178
Fossil fuel for generation	740	803
Natural gas for sale	197	388
Prepaid expenses	482	294
Assets from risk management activities, net of collateral	70	39
Regulatory assets – asset retirement obligations	389	353
Other regulatory assets	732	804
Other current assets	439	476
Total current assets	10,801	10,694
Property, Plant, and Equipment:
In service	140,888	137,143
Less: Accumulated depreciation	41,703	40,126
Plant in service, net of depreciation	99,185	97,017
Other utility plant, net	363	410
Nuclear fuel, at amortized cost	907	873
Construction work in progress	7,686	6,389
Total property, plant, and equipment	108,141	104,689
Other Property and Investments:
Goodwill	5,161	5,161
Nuclear decommissioning trusts, at fair value	2,762	2,621
Equity investments in unconsolidated subsidiaries	1,425	1,416
Other intangible assets, net of amortization of $428 and $412, respectively	316	332
Miscellaneous property and investments	699	668
Total other property and investments	10,363	10,198
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	1,405	1,386
Deferred charges related to income taxes	899	889
Prepaid pension costs	2,881	2,674
Unamortized loss on reacquired debt	195	203
Deferred under recovered fuel clause revenues	325	485
Regulatory assets – asset retirement obligations, deferred	5,115	5,458
Other regulatory assets, deferred	7,338	7,037
Other deferred charges and assets	1,390	1,467
Total deferred charges and other assets	19,548	19,599
Total Assets	$148,853	$145,180
The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholders' Equity	At June 30, 2025	At December 31, 2024
	(in millions)
Current Liabilities:
Securities due within one year	$5,365	$4,718
Notes payable	988	1,338
Accounts payable	2,948	3,701
Customer deposits	468	486
Accrued taxes —
Accrued income taxes	20	57
Other accrued taxes	800	997
Accrued interest	775	682
Accrued compensation	825	1,261
Asset retirement obligations	683	731
Liabilities from risk management activities, net of collateral	86	160
Operating lease obligations	200	200
Natural gas cost over recovery	107	193
Other regulatory liabilities	264	369
Other current liabilities	1,041	1,100
Total current liabilities	14,570	15,993
Long-term Debt	62,983	58,768
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	12,294	11,730
Deferred credits related to income taxes	4,446	4,434
Accumulated deferred ITCs	2,017	2,056
Employee benefit obligations	993	1,011
Operating lease obligations, deferred	1,288	1,253
Asset retirement obligations, deferred	8,862	9,203
Other cost of removal obligations	2,028	2,016
Other regulatory liabilities, deferred	671	692
Other deferred credits and liabilities	1,359	1,350
Total deferred credits and other liabilities	33,958	33,745
Total Liabilities	111,511	108,506
Total Stockholders' Equity (See accompanying statements)	37,342	36,674
Total Liabilities and Stockholders' Equity	$148,853	$145,180
The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

	Southern Company Common Stockholders' Equity
	Number of Common Shares		Common Stock				Accumulated Other Comprehensive Income (Loss)
	Issued	Treasury	Par Value	Paid-In Capital	Treasury	Retained Earnings		Noncontrolling Interests	Total
	(in millions)
Balance at December 31, 2023	1,092	(1)	$5,423	$13,775	$(59)	$12,482	$(177)	$3,781	$35,225
Consolidated net income (loss)	—	—	—	—	—	1,129	—	(58)	1,071
Other comprehensive income	—	—	—	—	—	—	37	—	37
Stock issued	3	—	8	53	—	—	—	—	61
Stock-based compensation	—	—	—	8	—	—	—	—	8
Dividends of $0.70 per share	—	—	—	—	—	(766)	—	—	(766)
Capital contributions from noncontrolling interests	—	—	—	—	—	—	—	9	9
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(38)	(38)
Other	—	—	—	10	(2)	(1)	—	—	7
Balance at March 31, 2024	1,095	(1)	5,431	13,846	(61)	12,844	(140)	3,694	35,614
Consolidated net income (loss)	—	—	—	—	—	1,203	—	(15)	1,188
Other comprehensive income	—	—	—	—	—	—	10	—	10
Stock issued	1	—	5	85	—	—	—	—	90
Stock-based compensation	—	—	—	13	—	—	—	—	13
Dividends of $0.72 per share	—	—	—	—	—	(788)	—	—	(788)
Capital contributions from noncontrolling interests	—	—	—	—	—	—	—	2	2
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(19)	(19)
Other	—	—	—	3	(2)	—	—	—	1
Balance at June 30, 2024	1,096	(1)	$5,436	$13,947	$(63)	$13,259	$(130)	$3,662	$36,111

Balance at December 31, 2024	1,098	(1)	$5,446	$14,149	$(59)	$13,750	$(78)	$3,466	$36,674
Consolidated net income (loss)	—	—	—	—	—	1,334	—	(64)	1,270
Other comprehensive income	—	—	—	—	—	—	3	—	3
Stock issued	2	—	7	78	—	—	—	—	85
Stock-based compensation	—	—	—	5	—	—	—	—	5
Dividends of $0.72 per share	—	—	—	—	—	(791)	—	—	(791)
Capital contributions from noncontrolling interests	—	—	—	—	—	—	—	19	19
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(37)	(37)
Other	—	—	—	(1)	(2)	(2)	—	—	(5)
Balance at March 31, 2025	1,100	(1)	5,453	14,231	(61)	14,291	(75)	3,384	37,223
Consolidated net income (loss)	—	—	—	—	—	880	—	(27)	853
Other comprehensive income	—	—	—	—	—	—	4	—	4
Stock issued	1	—	5	84	—	—	—	—	89
Stock-based compensation	—	—	—	11	—	—	—	—	11
Dividends of $0.74 per share	—	—	—	—	—	(815)	—	—	(815)
Capital contributions from noncontrolling interests	—	—	—	—	—	—	—	4	4
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(33)	(33)
Other	—	—	—	6	(1)	1	—	—	6
Balance at June 30, 2025	1,101	(1)	$5,458	$14,332	$(62)	$14,357	$(71)	$3,328	$37,342

The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements

ALABAMA POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)		(in millions)
Operating Revenues:
Retail revenues	$1,718	$1,647	$3,441	$3,213
Wholesale revenues, non-affiliates	98	84	189	169
Wholesale revenues, affiliates	36	27	105	68
Other revenues	116	115	245	214
Total operating revenues	1,968	1,873	3,980	3,664
Operating Expenses:
Fuel	337	335	723	666
Purchased power, non-affiliates	54	47	124	99
Purchased power, affiliates	67	44	121	87
Other operations and maintenance	472	429	935	840
Depreciation and amortization	371	364	741	725
Taxes other than income taxes	120	118	250	238
Total operating expenses	1,421	1,337	2,894	2,655
Operating Income	547	536	1,086	1,009
Other Income and (Expense):
Allowance for equity funds used during construction	18	12	36	26
Interest expense, net of amounts capitalized	(116)	(114)	(225)	(224)
Other income (expense), net	47	37	84	78
Total other income and (expense)	(51)	(65)	(105)	(120)
Earnings Before Income Taxes	496	471	981	889
Income taxes	115	102	226	187
Net Income	$381	$369	$755	$702
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)		(in millions)
Net Income	$381	$369	$755	$702
Other comprehensive income:
Qualifying hedges:
Reclassification adjustment for amounts included in net income, net of tax of $—, $—, $—, and $—, respectively	—	1	1	1
Total other comprehensive income	—	1	1	1
Comprehensive Income	$381	$370	$756	$703
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
ALABAMA POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2025	2024
	(in millions)
Operating Activities:
Net income	$755	$702
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	803	796
Deferred income taxes	116	(40)
Pension, postretirement, and other employee benefits	(89)	(93)
Settlement of asset retirement obligations	(120)	(117)
Retail fuel cost under recovery – long-term	(62)	—
Other, net	(44)	(20)
Changes in certain current assets and liabilities —
-Receivables	(94)	(80)
-Fossil fuel stock	32	9
-Prepayments	(89)	(70)
-Retail fuel cost under recovery	—	131
-Other current assets	(40)	(47)
-Accounts payable	(251)	(331)
-Accrued taxes	25	96
-Accrued compensation	(93)	(68)
-Customer refunds	(110)	(22)
-Other current liabilities	(61)	31
Net cash provided from operating activities	678	877
Investing Activities:
Property additions	(1,034)	(829)
Nuclear decommissioning trust fund purchases	(270)	(328)
Nuclear decommissioning trust fund sales	270	328
Cost of removal, net of salvage	(92)	(77)
Change in construction payables, net of joint owner portion	(32)	(36)
Other investing activities	(11)	(9)
Net cash used for investing activities	(1,169)	(951)
Financing Activities:
Increase in notes payable, net	—	40
Proceeds —
Senior notes	600	—
Short-term borrowings	—	50
Other long-term debt	4	4
Redemptions —
Senior notes	(250)	—
Revenue bonds	—	(21)
Capital contributions from parent company	562	474
Payment of common stock dividends	(609)	(591)
Other financing activities	(7)	(2)
Net cash provided from (used for) financing activities	300	(46)
Net Change in Cash, Cash Equivalents, and Restricted Cash	(191)	(120)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	585	409
Cash, Cash Equivalents, and Restricted Cash at End of Period	$394	$289
Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $10 and $8 capitalized for 2025 and 2024, respectively)	$205	$213
Income taxes, net	217	208
Noncash transactions —
Accrued property additions at end of period	116	101
Right-of-use assets obtained under operating leases	7	10
Right-of-use assets obtained under finance leases	1	—
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
ALABAMA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Assets	At June 30, 2025	At December 31, 2024
	(in millions)
Current Assets:
Cash and cash equivalents	$394	$585
Receivables —
Customer accounts	512	512
Unbilled revenues	226	187
Affiliated	139	91
Other accounts and notes	78	126
Accumulated provision for uncollectible accounts	(21)	(22)
Fossil fuel stock	307	339
Materials and supplies	714	699
Prepaid expenses	219	63
Other regulatory assets	327	332
Other current assets	96	79
Total current assets	2,991	2,991
Property, Plant, and Equipment:
In service	37,344	36,501
Less: Accumulated provision for depreciation	12,181	11,741
Plant in service, net of depreciation	25,163	24,760
Other utility plant, net	363	410
Nuclear fuel, at amortized cost	292	262
Construction work in progress	1,358	1,377
Total property, plant, and equipment	27,176	26,809
Other Property and Investments:
Nuclear decommissioning trusts, at fair value	1,456	1,386
Equity investments in unconsolidated subsidiaries	45	48
Miscellaneous property and investments	133	129
Total other property and investments	1,634	1,563
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	84	84
Deferred charges related to income taxes	267	264
Prepaid pension and other postretirement benefit costs	886	841
Regulatory assets – asset retirement obligations	1,562	1,780
Other regulatory assets, deferred	1,934	1,815
Other deferred charges and assets	423	391
Total deferred charges and other assets	5,156	5,175
Total Assets	$36,957	$36,538
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
ALABAMA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholder's Equity	At June 30, 2025	At December 31, 2024
	(in millions)
Current Liabilities:
Securities due within one year	$624	$655
Accounts payable —
Affiliated	298	299
Other	397	625
Customer deposits	115	113
Accrued taxes	134	78
Accrued interest	128	120
Accrued compensation	171	240
Asset retirement obligations	271	364
Other regulatory liabilities	35	165
Other current liabilities	94	219
Total current liabilities	2,267	2,878
Long-term Debt	10,881	10,499
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	4,327	4,178
Deferred credits related to income taxes	1,404	1,398
Accumulated deferred ITCs	109	113
Employee benefit obligations	153	148
Operating lease obligations	76	76
Asset retirement obligations, deferred	3,482	3,694
Other regulatory liabilities, deferred	208	271
Other deferred credits and liabilities	250	195
Total deferred credits and other liabilities	10,009	10,073
Total Liabilities	23,157	23,450
Common Stockholder's Equity (See accompanying statements)	13,800	13,088
Total Liabilities and Stockholder's Equity	$36,957	$36,538
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
ALABAMA POWER COMPANY
CONDENSED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY (UNAUDITED)

	Number of Common Shares Issued	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balance at December 31, 2023	31	$1,222	$7,125	$3,993	$(7)	$12,333
Net income	—	—	—	333	—	333
Capital contributions from parent company	—	—	427	—	—	427
Cash dividends on common stock	—	—	—	(295)	—	(295)
Other	—	—	—	(1)	—	(1)
Balance at March 31, 2024	31	1,222	7,552	4,030	(7)	12,797
Net income	—	—	—	369	—	369
Capital contributions from parent company	—	—	50	—	—	50
Other comprehensive income	—	—	—	—	1	1
Cash dividends on common stock	—	—	—	(296)	—	(296)
Balance at June 30, 2024	31	$1,222	$7,602	$4,103	$(6)	$12,921

Balance at December 31, 2024	31	$1,222	$7,657	$4,214	$(5)	$13,088
Net income	—	—	—	375	—	375
Capital contributions from parent company	—	—	527	—	—	527
Other comprehensive income	—	—	—	—	1	1
Cash dividends on common stock	—	—	—	(305)	—	(305)
Other	—	—	—	—	(1)	(1)
Balance at March 31, 2025	31	1,222	8,184	4,284	(5)	13,685
Net income	—	—	—	381	—	381
Capital contributions from parent company	—	—	38	—	—	38
Cash dividends on common stock	—	—	—	(304)	—	(304)
Other	—	—	—	(1)	1	—
Balance at June 30, 2025	31	$1,222	$8,222	$4,360	$(4)	$13,800
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements

GEORGIA POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)		(in millions)
Operating Revenues:
Retail revenues	$2,765	$2,597	$5,395	$4,752
Wholesale revenues	107	63	250	120
Other revenues	238	215	503	401
Total operating revenues	3,110	2,875	6,148	5,273
Operating Expenses:
Fuel	476	441	1,000	830
Purchased power, non-affiliates	180	151	340	291
Purchased power, affiliates	197	182	461	363
Other operations and maintenance	645	438	1,283	953
Depreciation and amortization	512	447	1,015	872
Taxes other than income taxes	173	164	342	311
Total operating expenses	2,183	1,823	4,441	3,620
Operating Income	927	1,052	1,707	1,653
Other Income and (Expense):
Allowance for equity funds used during construction	56	33	104	72
Interest expense, net of amounts capitalized	(198)	(185)	(385)	(359)
Other income (expense), net	58	54	112	104
Total other income and (expense)	(84)	(98)	(169)	(183)
Earnings Before Income Taxes	843	954	1,538	1,470
Income taxes	236	192	334	271
Net Income	$607	$762	$1,204	$1,199
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)		(in millions)
Net Income	$607	$762	$1,204	$1,199
Other comprehensive income:
Qualifying hedges:
Changes in fair value, net of tax of $1, $—, $1, and $4, respectively	4	—	2	12
Reclassification adjustment for amounts included in net income, net of tax of $—, $—, $—, and $1, respectively	—	1	1	2
Total other comprehensive income	4	1	3	14
Comprehensive Income	$611	$763	$1,207	$1,213
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
GEORGIA POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2025	2024
	(in millions)
Operating Activities:
Net income	$1,204	$1,199
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	1,167	1,020
Deferred income taxes	238	77
Allowance for equity funds used during construction	(104)	(72)
Pension, postretirement, and other employee benefits	(128)	(118)
Settlement of asset retirement obligations	(149)	(130)
Storm damage cost recovery – long-term	(238)	—
Other, net	(39)	(152)
Changes in certain current assets and liabilities —
-Receivables	(270)	(431)
-Retail fuel cost under recovery	186	283
-Other current assets	5	(22)
-Accounts payable	(396)	29
-Accrued taxes	(196)	(46)
-Other current liabilities	55	43
Net cash provided from operating activities	1,335	1,680
Investing Activities:
Property additions	(2,991)	(2,113)
Nuclear decommissioning trust fund purchases	(507)	(411)
Nuclear decommissioning trust fund sales	507	411
Cost of removal, net of salvage	(152)	(146)
Change in construction payables, net of joint owner portion	(27)	(192)
Payments pursuant to LTSAs	(7)	(63)
Proceeds from dispositions	—	342
Other investing activities	(41)	(27)
Net cash used for investing activities	(3,218)	(2,199)
Financing Activities:
Increase (decrease) in notes payable, net	285	(689)
Proceeds —
Senior notes	1,600	1,400
Short-term borrowings	200	350
Redemptions and repurchases —
Senior notes	(700)	—
Short-term borrowings	—	(250)
FFB loan	(43)	(43)
Capital contributions from parent company	1,671	862
Payment of common stock dividends	(1,105)	(1,026)
Other financing activities	(49)	(53)
Net cash provided from financing activities	1,859	551
Net Change in Cash, Cash Equivalents, and Restricted Cash	(24)	32
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	118	75
Cash, Cash Equivalents, and Restricted Cash at End of Period	$94	$107
Supplemental Cash Flow Information:
Cash paid (received) during the period for —
Interest (net of $33 and $31 capitalized for 2025 and 2024, respectively)	$341	$329
Income taxes, net (excludes credit transfers)	25	(7)
Noncash transactions —
Accrued property additions at end of period	699	467
Right-of-use assets obtained under operating leases	28	112
Right-of-use assets obtained under finance leases	13	44
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
GEORGIA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Assets	At June 30, 2025	At December 31, 2024
	(in millions)
Current Assets:
Cash and cash equivalents	$94	$97
Receivables —
Customer accounts, net	1,088	985
Unbilled revenues	525	341
Under recovered retail fuel clause revenues	655	713
Joint owner accounts	92	101
Affiliated	134	65
Other accounts and notes	55	92
Fossil fuel stock	374	385
Materials and supplies	952	968
Regulatory assets – asset retirement obligations	258	222
Other regulatory assets	346	373
Other current assets	226	262
Total current assets	4,799	4,604
Property, Plant, and Equipment:
In service	56,751	55,036
Less: Accumulated provision for depreciation	15,378	14,806
Plant in service, net of depreciation	41,373	40,230
Nuclear fuel, at amortized cost	615	611
Construction work in progress	4,418	3,197
Total property, plant, and equipment	46,406	44,038
Other Property and Investments:
Nuclear decommissioning trusts, at fair value	1,306	1,236
Equity investments in unconsolidated subsidiaries	40	43
Miscellaneous property and investments	205	192
Total other property and investments	1,551	1,471
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	1,271	1,331
Deferred charges related to income taxes	604	596
Prepaid pension costs	974	897
Deferred under recovered retail fuel clause revenues	325	453
Regulatory assets – asset retirement obligations, deferred	3,324	3,436
Other regulatory assets, deferred	3,986	3,814
Other deferred charges and assets	611	615
Total deferred charges and other assets	11,095	11,142
Total Assets	$63,851	$61,255
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
GEORGIA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholder's Equity	At June 30, 2025	At December 31, 2024
	(in millions)
Current Liabilities:
Securities due within one year	$996	$966
Notes payable	285	200
Accounts payable —
Affiliated	834	984
Other	1,465	1,837
Customer deposits	260	256
Accrued taxes	569	803
Accrued interest	218	190
Accrued compensation	179	276
Operating lease obligations	174	169
Asset retirement obligations	333	309
Other regulatory liabilities	101	150
Other current liabilities	306	296
Total current liabilities	5,720	6,436
Long-term Debt	18,606	17,384
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	4,671	4,385
Deferred credits related to income taxes	2,080	2,047
Accumulated deferred ITCs	341	343
Employee benefit obligations	206	205
Operating lease obligations, deferred	1,116	1,159
Asset retirement obligations, deferred	5,046	5,106
Other deferred credits and liabilities	608	509
Total deferred credits and other liabilities	14,068	13,754
Total Liabilities	38,394	37,574
Common Stockholder's Equity (See accompanying statements)	25,457	23,681
Total Liabilities and Stockholder's Equity	$63,851	$61,255
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
GEORGIA POWER COMPANY
CONDENSED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY (UNAUDITED)

	Number of Common Shares Issued	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balance at December 31, 2023	9	$398	$17,923	$3,071	$(9)	$21,383
Net income	—	—	—	437	—	437
Capital contributions from parent company	—	—	750	—	—	750
Other comprehensive income	—	—	—	—	13	13
Cash dividends on common stock	—	—	—	(513)	—	(513)
Balance at March 31, 2024	9	398	18,673	2,995	4	22,070
Net income	—	—	—	762	—	762
Capital contributions from parent company	—	—	113	—	—	113
Other comprehensive income	—	—	—	—	1	1
Cash dividends on common stock	—	—	—	(513)	—	(513)
Balance at June 30, 2024	9	$398	$18,786	$3,244	$5	$22,433

Balance at December 31, 2024	9	$398	$19,708	$3,562	$13	$23,681
Net income	—	—	—	596	—	596
Capital contributions from parent company	—	—	702	—	—	702
Other comprehensive income (loss)	—	—	—	—	(1)	(1)
Cash dividends on common stock	—	—	—	(552)	—	(552)
Balance at March 31, 2025	9	398	20,410	3,606	12	24,426
Net income	—	—	—	607	—	607
Capital contributions from parent company	—	—	972	—	—	972
Other comprehensive income	—	—	—	—	4	4
Cash dividends on common stock	—	—	—	(553)	—	(553)
Other	—	—	—	1	—	1
Balance at June 30, 2025	9	$398	$21,382	$3,661	$16	$25,457
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements

MISSISSIPPI POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)		(in millions)
Operating Revenues:
Retail revenues	$274	$242	$522	$462
Wholesale revenues, non-affiliates	62	54	133	113
Wholesale revenues, affiliates	55	58	136	109
Other revenues	9	10	30	22
Total operating revenues	400	364	821	706
Operating Expenses:
Fuel and purchased power	143	117	309	229
Other operations and maintenance	82	83	166	171
Depreciation and amortization	52	47	105	93
Taxes other than income taxes	36	32	69	63
Total operating expenses	313	279	649	556
Operating Income	87	85	172	150
Other Income and (Expense):
Interest expense, net of amounts capitalized	(20)	(20)	(40)	(39)
Other income (expense), net	9	11	16	25
Total other income and (expense)	(11)	(9)	(24)	(14)
Earnings Before Income Taxes	76	76	148	136
Income taxes	17	15	34	25
Net Income	$59	$61	$114	$111
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)		(in millions)
Net Income	$59	$61	$114	$111
Other comprehensive income:
Qualifying hedges:
Changes in fair value, net of tax of $—, $—, $—, and $2, respectively	—	—	—	5
Total other comprehensive income	—	—	—	5
Comprehensive Income	$59	$61	$114	$116
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
MISSISSIPPI POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2025	2024
	(in millions)
Operating Activities:
Net income	$114	$111
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	115	101
Deferred income taxes	4	(5)
Pension, postretirement, and other employee benefits	(8)	(8)
Settlement of asset retirement obligations	(7)	(9)
Other, net	(7)	7
Changes in certain current assets and liabilities —
-Receivables	(26)	(26)
-Retail fuel cost under recovery	(28)	7
-Fossil fuel stock	20	(22)
-Prepaid income taxes	9	—
-Other current assets	(1)	(4)
-Accounts payable	(22)	(16)
-Accrued taxes	(49)	(41)
-Accrued compensation	(22)	(16)
-Over recovered regulatory clause revenues	(15)	7
-Other current liabilities	1	(1)
Net cash provided from operating activities	78	85
Investing Activities:
Property additions	(166)	(165)
Contributions in aid of construction	57	—
Cost of removal, net of salvage	(17)	(21)
Change in construction payables, net of joint owner portion	(5)	(20)
Payments pursuant to LTSAs	(11)	(10)
Other investing activities	(3)	(2)
Net cash used for investing activities	(145)	(218)
Financing Activities:
Increase in notes payable, net	18	102
Proceeds — Senior notes	100	250
Redemptions — Senior notes	—	(200)
Capital contributions from parent company	57	58
Payment of common stock dividends	(97)	(94)
Other financing activities	(2)	(2)
Net cash provided from financing activities	76	114
Net Change in Cash, Cash Equivalents, and Restricted Cash	9	(19)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	13	38
Cash, Cash Equivalents, and Restricted Cash at End of Period	$22	$19
Supplemental Cash Flow Information:
Cash paid during the period for —
Interest	$37	$38
Income taxes, net	21	24
Noncash transactions —
Accrued property additions at end of period	30	16
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
MISSISSIPPI POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Assets	At June 30, 2025	At December 31, 2024
	(in millions)
Current Assets:
Cash and cash equivalents	$22	$13
Receivables —
Customer accounts, net	75	45
Unbilled revenues	47	39
Affiliated	50	33
Other accounts and notes	24	24
Fossil fuel stock	36	56
Materials and supplies	103	103
Other regulatory assets	38	43
Other current assets	14	28
Total current assets	409	384
Property, Plant, and Equipment:
In service	5,873	5,697
Less: Accumulated provision for depreciation	1,906	1,833
Plant in service, net of depreciation	3,967	3,864
Construction work in progress	233	253
Total property, plant, and equipment	4,200	4,117
Other Property and Investments	148	152
Deferred Charges and Other Assets:
Deferred charges related to income taxes	27	27
Prepaid pension costs	134	124
Deferred under recovered retail fuel clause revenues	—	32
Regulatory assets – asset retirement obligations	230	243
Other regulatory assets, deferred	266	259
Accumulated deferred income taxes	74	82
Other deferred charges and assets	70	74
Total deferred charges and other assets	801	841
Total Assets	$5,558	$5,494
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
MISSISSIPPI POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholder's Equity	At June 30, 2025	At December 31, 2024
	(in millions)
Current Liabilities:
Securities due within one year	$12	$12
Notes payable	32	14
Accounts payable —
Affiliated	69	68
Other	72	83
Customer deposits	19	20
Accrued taxes	66	115
Accrued compensation	29	46
Asset retirement obligations	29	32
Over recovered retail fuel clause revenues	—	32
Other regulatory liabilities	3	5
Other current liabilities	68	75
Total current liabilities	399	502
Long-term Debt	1,780	1,681
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	493	492
Deferred credits related to income taxes	213	219
Employee benefit obligations	65	65
Asset retirement obligations, deferred	102	116
Other cost of removal obligations	133	170
Other regulatory liabilities, deferred	117	121
Other deferred credits and liabilities	92	39
Total deferred credits and other liabilities	1,215	1,222
Total Liabilities	3,394	3,405
Common Stockholder's Equity (See accompanying statements)	2,164	2,089
Total Liabilities and Stockholder's Equity	$5,558	$5,494
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
MISSISSIPPI POWER COMPANY
CONDENSED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY (UNAUDITED)

	Number of Common Shares Issued	Common Stock	Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balance at December 31, 2023	1	$38	$4,721	$(2,756)	$—	$2,003
Net income	—	—	—	50	—	50
Capital contributions from parent company	—	—	1	—	—	1
Other comprehensive income	—	—	—	—	5	5
Cash dividends on common stock	—	—	—	(47)	—	(47)
Balance at March 31, 2024	1	38	4,722	(2,753)	5	2,012
Net income	—	—	—	61	—	61
Capital contributions from parent company	—	—	58	—	—	58
Cash dividends on common stock	—	—	—	(47)	—	(47)
Balance at June 30, 2024	1	$38	$4,780	$(2,739)	$5	$2,084

Balance at December 31, 2024	1	$38	$4,791	$(2,745)	$5	$2,089
Net income	—	—	—	55	—	55
Capital contributions from parent company	—	—	51	—	—	51
Cash dividends on common stock	—	—	—	(48)	—	(48)
Other	—	—	—	—	(1)	(1)
Balance at March 31, 2025	1	38	4,842	(2,738)	4	2,146
Net income	—	—	—	59	—	59
Capital contributions from parent company	—	—	7	—	—	7
Cash dividends on common stock	—	—	—	(49)	—	(49)
Other	—	—	—	1	—	1
Balance at June 30, 2025	1	$38	$4,849	$(2,727)	$4	$2,164
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)		(in millions)
Operating Revenues:
Wholesale revenues, non-affiliates	$424	$427	$870	$797
Wholesale revenues, affiliates	114	86	229	179
Other revenues	8	11	14	21
Total operating revenues	546	524	1,113	997
Operating Expenses:
Fuel	147	132	355	288
Purchased power	31	22	59	40
Other operations and maintenance	135	119	257	241
Depreciation and amortization	177	127	329	245
Taxes other than income taxes	13	13	25	22
Total operating expenses	503	413	1,025	836
Operating Income	43	111	88	161
Other Income and (Expense):
Interest expense, net of amounts capitalized	(24)	(30)	(50)	(59)
Other income (expense), net	3	3	6	6
Total other income and (expense)	(21)	(27)	(44)	(53)
Earnings Before Income Taxes	22	84	44	108
Income taxes (benefit)	(2)	13	(3)	(1)
Net Income	24	71	47	109
Net loss attributable to noncontrolling interests	(27)	(15)	(91)	(73)
Net Income Attributable to Southern Power	$51	$86	$138	$182
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)		(in millions)
Net Income	$24	$71	$47	$109
Other comprehensive income:
Qualifying hedges:
Changes in fair value, net of tax of $11, $(1), $17, and $(5), respectively	35	(4)	52	(15)
Reclassification adjustment for amounts included in net income, net of tax of $(10), $2, $(15), and $6, respectively	(33)	7	(48)	18
Pension and other postretirement benefit plans:
Benefit plan net gain (loss), net of tax of $—, $—, $—, and $—, respectively	—	—	—	1
Total other comprehensive income	2	3	4	4
Comprehensive Income	26	74	51	113
Comprehensive loss attributable to noncontrolling interests	(27)	(15)	(91)	(73)
Comprehensive Income Attributable to Southern Power	$53	$89	$142	$186
The accompanying notes as they relate to Southern Power are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2025	2024
	(in millions)
Operating Activities:
Net income	$47	$109
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	340	252
Deferred income taxes	(2)	13
Amortization of ITCs	(29)	(29)
Other, net	(18)	(24)
Changes in certain current assets and liabilities —
-Receivables	(71)	(61)
-Other current assets	2	(3)
-Accounts payable	(20)	(22)
-Accrued compensation	(11)	(11)
-Other current liabilities	(6)	6
Net cash provided from operating activities	232	230
Investing Activities:
Property additions	(392)	(114)
Payments pursuant to LTSAs	(26)	(20)
Other investing activities	—	7
Net cash used for investing activities	(418)	(127)
Financing Activities:
Increase in notes payable, net	201	87
Capital contributions from parent company	146	8
Capital contributions from noncontrolling interests	23	11
Distributions to noncontrolling interests	(66)	(57)
Payment of common stock dividends	(139)	(131)
Other financing activities	(4)	(3)
Net cash provided from (used for) financing activities	161	(85)
Net Change in Cash, Cash Equivalents, and Restricted Cash	(25)	18
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	168	144
Cash, Cash Equivalents, and Restricted Cash at End of Period	$143	$162
Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $8 and $4 capitalized for 2025 and 2024, respectively)	$59	$64
Income taxes, net (excludes credit transfers)	52	14
Noncash transactions —
Accrued property additions at end of period	60	47
Right-of-use assets obtained under operating leases	2	5
Reassessment of right-of-use assets under operating leases	—	(7)
The accompanying notes as they relate to Southern Power are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Assets	At June 30, 2025	At December 31, 2024
	(in millions)
Current Assets:
Cash and cash equivalents	$143	$159
Receivables —
Customer accounts, net	184	122
Affiliated	44	39
Other	87	90
Materials and supplies	111	107
Other current assets	98	82
Total current assets	667	599
Property, Plant, and Equipment:
In service	15,005	14,961
Less: Accumulated provision for depreciation	4,789	4,540
Plant in service, net of depreciation	10,216	10,421
Construction work in progress	658	317
Total property, plant, and equipment	10,874	10,738
Other Property and Investments:
Intangible assets, net of amortization of $178 and $168, respectively	213	223
Net investment in sales-type leases	140	143
Total other property and investments	353	366
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	483	484
Prepaid LTSAs	194	234
Other deferred charges and assets	246	232
Total deferred charges and other assets	923	950
Total Assets	$12,817	$12,653
The accompanying notes as they relate to Southern Power are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholders' Equity	At June 30, 2025	At December 31, 2024
	(in millions)
Current Liabilities:
Securities due within one year	$1,485	$500
Notes payable	200	—
Accounts payable —
Affiliated	78	80
Other	74	100
Accrued taxes	27	18
Accrued interest	21	26
Operating lease obligations	29	29
Other current liabilities	74	96
Total current liabilities	1,988	849
Long-term Debt	1,262	2,180
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	711	712
Accumulated deferred ITCs	1,412	1,440
Operating lease obligations, deferred	511	511
Other deferred credits and liabilities	241	279
Total deferred credits and other liabilities	2,875	2,942
Total Liabilities	6,125	5,971
Total Stockholders' Equity (See accompanying statements)	6,692	6,682
Total Liabilities and Stockholders' Equity	$12,817	$12,653
The accompanying notes as they relate to Southern Power are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Common Stockholder's Equity	Noncontrolling Interests	Total
	(in millions)
Balance at December 31, 2023	$1,088	$1,846	$(17)	$2,917	$3,781	$6,698
Net income (loss)	—	96	—	96	(58)	38
Other comprehensive income	—	—	2	2	—	2
Cash dividends on common stock	—	(65)	—	(65)	—	(65)
Capital contributions from noncontrolling interests	—	—	—	—	9	9
Distributions to noncontrolling interests	—	—	—	—	(38)	(38)
Other	—	(1)	—	(1)	—	(1)
Balance at March 31, 2024	1,088	1,876	(15)	2,949	3,694	6,643
Net income (loss)	—	86	—	86	(15)	71
Capital contributions from parent company	8	—	—	8	—	8
Other comprehensive income	—	—	3	3	—	3
Cash dividends on common stock	—	(66)	—	(66)	—	(66)
Capital contributions from noncontrolling interests	—	—	—	—	2	2
Distributions to noncontrolling interests	—	—	—	—	(19)	(19)
Other	1	—	—	1	—	1
Balance at June 30, 2024	$1,097	$1,896	$(12)	$2,981	$3,662	$6,643

Balance at December 31, 2024	$1,306	$1,912	$(2)	$3,216	$3,466	$6,682
Net income (loss)	—	87	—	87	(64)	23
Capital contributions from parent company	130	—	—	130	—	130
Other comprehensive income	—	—	2	2	—	2
Cash dividends on common stock	—	(70)	—	(70)	—	(70)
Capital contributions from noncontrolling interests	—	—	—	—	19	19
Distributions to noncontrolling interests	—	—	—	—	(37)	(37)
Balance at March 31, 2025	1,436	1,929	—	3,365	3,384	6,749
Net income (loss)	—	51	—	51	(27)	24
Capital contributions from parent company	16	—	—	16	—	16
Other comprehensive income	—	—	2	2	—	2
Cash dividends on common stock	—	(69)	—	(69)	—	(69)
Capital contributions from noncontrolling interests	—	—	—	—	4	4
Distributions to noncontrolling interests	—	—	—	—	(33)	(33)
Other	—	(1)	—	(1)	—	(1)
Balance at June 30, 2025	$1,452	$1,910	$2	$3,364	$3,328	$6,692
The accompanying notes as they relate to Southern Power are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)		(in millions)
Operating Revenues:
Natural gas revenues (includes revenue taxes of $27, $23, $90, and $76, respectively)	$979	$831	$2,818	$2,538
Total operating revenues	979	831	2,818	2,538
Operating Expenses:
Cost of natural gas	255	149	929	754
Other operations and maintenance	301	288	617	581
Depreciation and amortization	172	158	341	313
Taxes other than income taxes	61	56	158	143
Total operating expenses	789	651	2,045	1,791
Operating Income	190	180	773	747
Other Income and (Expense):
Earnings from equity method investments	23	32	62	76
Interest expense, net of amounts capitalized	(92)	(83)	(183)	(167)
Other income (expense), net	18	15	34	35
Total other income and (expense)	(51)	(36)	(87)	(56)
Earnings Before Income Taxes	139	144	686	691
Income taxes	33	36	162	174
Net Income	$106	$108	$524	$517
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)		(in millions)
Net Income	$106	$108	$524	$517
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $(2), $1, $2, and $(1), respectively	(6)	2	6	(3)
Reclassification adjustment for amounts included in net income, net of tax of $—, $2, $—, and $9, respectively	(1)	5	—	22
Pension and other postretirement benefit plans:
Reclassification adjustment for amounts included in net income, net of tax of $—, $—, $—, and $—, respectively	—	—	(1)	—
Total other comprehensive income (loss)	(7)	7	5	19
Comprehensive Income	$99	$115	$529	$536
The accompanying notes as they relate to Southern Company Gas are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2025	2024
	(in millions)
Operating Activities:
Net income	$524	$517
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	338	310
Deferred income taxes	67	211
Other, net	26	50
Changes in certain current assets and liabilities —
-Receivables	209	310
-Natural gas for sale, net of temporary LIFO liquidation	233	188
-Other current assets	37	(48)
-Accounts payable	(105)	(112)
-Natural gas cost over recovery	(87)	(43)
-Other current liabilities	(32)	(113)
Net cash provided from operating activities	1,210	1,270
Investing Activities:
Property additions	(677)	(657)
Cost of removal, net of salvage	(42)	(38)
Change in construction payables, net	15	20
Other investing activities	(31)	(21)
Net cash used for investing activities	(735)	(696)
Financing Activities:
Increase (decrease) in notes payable, net	16	(274)
Proceeds — Other long-term debt	—	9
Return of capital to parent company	(23)	—
Capital contributions from parent company	22	3
Payment of common stock dividends	(297)	(302)
Other financing activities	(12)	(10)
Net cash used for financing activities	(294)	(574)
Net Change in Cash, Cash Equivalents, and Restricted Cash	181	—
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	44	35
Cash, Cash Equivalents, and Restricted Cash at End of Period	$225	$35
Supplemental Cash Flow Information:
Cash paid (received) during the period for —
Interest (net of $9 and $10 capitalized for 2025 and 2024, respectively)	$185	$164
Income taxes, net	66	(52)
Noncash transactions —
Accrued property additions at end of period	101	159
Right-of-use assets obtained under operating leases	60	1
Return of capital to parent company	33	—
The accompanying notes as they relate to Southern Company Gas are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Assets	At June 30, 2025	At December 31, 2024
	(in millions)
Current Assets:
Cash and cash equivalents	$225	$43
Receivables —
Customer accounts	327	399
Unbilled revenues	85	244
Other accounts and notes	68	45
Accumulated provision for uncollectible accounts	(50)	(33)
Materials and supplies	62	66
Natural gas for sale	197	388
Prepaid expenses	52	45
Other regulatory assets	151	187
Other current assets	38	55
Total current assets	1,155	1,439
Property, Plant, and Equipment:
In service	23,185	22,338
Less: Accumulated depreciation	6,100	5,887
Plant in service, net of depreciation	17,085	16,451
Construction work in progress	869	1,057
Total property, plant, and equipment	17,954	17,508
Other Property and Investments:
Goodwill	5,015	5,015
Equity investments in unconsolidated subsidiaries	1,300	1,279
Other intangible assets, net of amortization of $176 and $173, respectively	6	9
Miscellaneous property and investments	24	25
Total other property and investments	6,345	6,328
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	92	38
Prepaid pension costs	202	191
Other regulatory assets, deferred	487	481
Other deferred charges and assets	141	192
Total deferred charges and other assets	922	902
Total Assets	$26,376	$26,177
The accompanying notes as they relate to Southern Company Gas are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholder's Equity	At June 30, 2025	At December 31, 2024
	(in millions)
Current Liabilities:
Securities due within one year	$752	$302
Notes payable	471	455
Accounts payable —
Affiliated	54	75
Other	384	437
Customer deposits	74	98
Accrued taxes	89	85
Accrued interest	88	88
Accrued compensation	85	129
Temporary LIFO liquidation	42	—
Natural gas cost over recovery	107	193
Other regulatory liabilities	43	7
Other current liabilities	137	149
Total current liabilities	2,326	2,018
Long-term Debt	7,786	8,229
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	1,874	1,796
Deferred credits related to income taxes	736	755
Employee benefit obligations	63	78
Operating lease obligations	88	30
Other cost of removal obligations	1,894	1,846
Accrued environmental remediation	187	198
Other deferred credits and liabilities	224	231
Total deferred credits and other liabilities	5,066	4,934
Total Liabilities	15,178	15,181
Common Stockholder's Equity (See accompanying statements)	11,198	10,996
Total Liabilities and Stockholder's Equity	$26,376	$26,177
The accompanying notes as they relate to Southern Company Gas are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (UNAUDITED)

	Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balance at December 31, 2023	$10,836	$(49)	$16	$10,803
Net income	—	409	—	409
Capital contributions from parent company	2	—	—	2
Other comprehensive income	—	—	12	12
Cash dividends on common stock	—	(151)	—	(151)
Other	—	(1)	—	(1)
Balance at March 31, 2024	10,838	208	28	11,074
Net income	—	108	—	108
Capital contributions from parent company	6	—	—	6
Other comprehensive income	—	—	7	7
Cash dividends on common stock	—	(151)	—	(151)
Balance at June 30, 2024	$10,844	$165	$35	$11,044

Balance at December 31, 2024	$10,863	$85	$48	$10,996
Net income	—	418	—	418
Return of capital to parent company	(56)	—	—	(56)
Capital contributions from parent company	3	—	—	3
Other comprehensive income	—	—	12	12
Cash dividends on common stock	—	(149)	—	(149)
Other	—	1	—	1
Balance at March 31, 2025	10,810	355	60	11,225
Net income	—	106	—	106
Capital contributions from parent company	23	—	—	23
Other comprehensive income (loss)	—	—	(7)	(7)
Cash dividends on common stock	—	(148)	—	(148)
Other	—	(1)	—	(1)
Balance at June 30, 2025	$10,833	$312	$53	$11,198
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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(A) INTRODUCTION
The condensed quarterly financial statements of each Registrant included herein have been prepared by such Registrant, without audit, pursuant to the rules and regulations of the SEC. The Condensed Balance Sheets at December 31, 2024 have been derived from the audited financial statements of each Registrant. In the opinion of each Registrant's management, the information regarding such Registrant furnished herein reflects all adjustments, which, except as otherwise disclosed, are of a normal recurring nature, necessary to present fairly the results of operations for the periods ended June 30, 2025 and 2024. Certain information and disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although each Registrant believes that the disclosures regarding such Registrant are adequate to make the information presented not misleading. Disclosures which would substantially duplicate the disclosures in the Form 10-K and details which have not changed significantly in amount or composition since the filing of the Form 10-K are generally omitted from this Quarterly Report on Form 10-Q unless specifically required by GAAP. Therefore, these Condensed Financial Statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K. Due to the seasonal variations in the demand for energy and other factors, operating results for the periods presented are not necessarily indicative of the operating results to be expected for the full year.
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
Goodwill and Other Intangible Assets
Goodwill at both June 30, 2025 and December 31, 2024 was as follows:

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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Other intangible assets were as follows:

	At June 30, 2025			At December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Other Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Other Intangible Assets, Net
	(in millions)			(in millions)
Southern Company
Subject to amortization:
Customer relationships	$212	$(184)	$28	$212	$(182)	$30
Trade names	64	(63)	1	64	(59)	5
PPA fair value adjustments	390	(178)	212	390	(168)	222
Other	3	(3)	—	3	(3)	—
Total subject to amortization	$669	$(428)	$241	$669	$(412)	$257
Not subject to amortization:
FCC licenses	75	—	75	75	—	75
Total other intangible assets	$744	$(428)	$316	$744	$(412)	$332

Southern Power(*)
PPA fair value adjustments	$390	$(178)	$212	$390	$(168)	$222

Southern Company Gas(*)
Gas marketing services
Customer relationships	$156	$(151)	$5	$156	$(150)	$6
Trade names	26	(25)	1	26	(23)	3
Total other intangible assets	$182	$(176)	$6	$182	$(173)	$9
(*)All subject to amortization.
Amortization associated with other intangible assets was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
Southern Company(a)	$8	$9	$16	$18
Southern Power(b)	5	5	10	10
Southern Company Gas
Gas marketing services	1	1	3	3
(a)Includes $5 million for the three months ended June 30, 2025 and 2024 and $10 million for the six months ended June 30, 2025 and 2024 recorded as a reduction to operating revenues.
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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed balance sheets that total to the amount shown in the condensed statements of cash flows for the applicable Registrants:

	Southern Company	Georgia Power	Southern Power	Southern Company Gas
	(in millions)
At June 30, 2025
Cash and cash equivalents	$1,264	$94	$143	$225
Restricted cash(*):
Other current assets	1	—	—	—
Total cash, cash equivalents, and restricted cash	$1,265	$94	$143	$225

At December 31, 2024
Cash and cash equivalents	$1,070	$97	$159	$43
Restricted cash(*):
Other current assets	31	21	9	1
Total cash, cash equivalents, and restricted cash	$1,101	$118	$168	$44
(*)For Georgia Power, reflects remaining proceeds held at December 31, 2024 from the issuance of solid waste disposal facility revenue bonds in 2022. For Southern Power, reflects remaining proceeds held at December 31, 2024 from an arbitration award held to fund future replacement costs. For Southern Company, also reflects collateral of $1 million for life insurance and long-term disability insurance, which was included at Southern Holdings and Southern Company Gas at June 30, 2025 and December 31, 2024, respectively.
Natural Gas for Sale
With the exception of Nicor Gas, Southern Company Gas records natural gas inventories on a WACOG basis. For any declines in market prices below the WACOG considered to be non-temporary, an adjustment is recorded to reduce the value of natural gas inventories to market value. Nicor Gas' natural gas inventory is carried at cost on a LIFO basis. Inventory decrements occurring during the year that are restored prior to year-end are charged to cost of natural gas at the estimated annual replacement cost. Inventory decrements that are not restored prior to year-end are charged to cost of natural gas at the actual LIFO cost of the inventory layers liquidated.
Southern Company Gas recorded no material adjustments to natural gas inventories for either period presented. Nicor Gas' inventory decrement at June 30, 2025 is expected to be restored prior to year-end.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Storm Damage Reserves
See Note 1 to the financial statements under "Storm Damage and Reliability Reserves" in Item 8 of the Form 10-K for additional information.
Storm damage reserve activity for the traditional electric operating companies during the six months ended June 30, 2025 was as follows:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power
	(in millions)
Balance at December 31, 2024	$(705)	$70	$(827)	$52
Accrual(*)	36	13	16	7
Weather-related damages	(198)	(85)	(106)	(7)
Balance at June 30, 2025	$(867)	$(2)	$(917)	$52
(*)For Alabama Power, includes $7 million of undistributed customer bill credits related to the nuclear fuel disposal costs litigation award, as directed by the Alabama PSC in its December 2024 order. See Note 3 to the financial statements under "Nuclear Fuel Disposal Costs" in Item 8 of the Form 10-K for additional information.
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
In June 2025, Alabama Power recorded a net decrease of approximately $257 million to its AROs related to the CCR Rule and the related state rule resulting from changes in estimates, including lower future inflation rates, higher discount rates, and timing of closure activities.
Also in June 2025, Mississippi Power, as a joint owner of Alabama Power's Plant Greene County Units 1 and 2, recorded a net decrease of approximately $13 million to its AROs related to the CCR Rule and the related Alabama state rule resulting from changes in estimates, including lower future inflation rates, higher discount rates, and timing of closure activities.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
(B) REGULATORY MATTERS
See Note 2 to the financial statements in Item 8 of the Form 10-K for additional information relating to regulatory matters.
The fuel and natural gas cost recovery balances for the traditional electric operating companies and Southern Company Gas, respectively, at June 30, 2025 and December 31, 2024 were as follows:

Regulatory Clause	Balance Sheet Line Item	At June 30, 2025	At December 31, 2024
		(in millions)
Alabama Power
Rate ECR	Other regulatory assets, deferred	$62	$—
	Other regulatory liabilities, current	—	29
Georgia Power
Fuel Cost Recovery	Receivables – under recovered retail fuel clause revenues	$655	$713
	Deferred under recovered retail fuel clause revenues	325	453
Mississippi Power
Fuel Cost Recovery(*)	Receivables – customer accounts, net	$28	$—
	Deferred under recovered retail fuel clause revenues	—	32
	Over recovered retail fuel clause revenues	—	32
Southern Company Gas
Natural Gas Cost Recovery	Natural gas cost over recovery	$107	$193
(*)Mississippi Power also has wholesale MRA and Market Based (MB) fuel cost recovery factors. At June 30, 2025 and December 31, 2024, wholesale MRA fuel costs were over recovered $5 million and $19 million, respectively, and were included in other current liabilities on Mississippi Power's balance sheets. The wholesale MB fuel cost recovery was immaterial for both periods presented.
Alabama Power
Petition for Certificate of Convenience and Necessity
On June 6, 2025, the FERC approved Alabama Power's acquisition of Tenaska Alabama Partners, L.P., which owns and operates the Lindsay Hill Generating Station, an approximately 855-MW combined cycle generation facility in Autauga County, Alabama. The total purchase price is approximately $622 million, subject to working capital adjustments. The completion of the acquisition is subject to the satisfaction or waiver of customary closing conditions, including, among others, approval by the Alabama PSC. Alabama Power expects to complete the acquisition by the end of the third quarter 2025. The ultimate outcome of this matter cannot be determined at this time.
Jurisdictional Separation Study Order
On June 5, 2025, the Alabama PSC approved an order authorizing Alabama Power to implement changes related to the Jurisdictional Separation Study (JSS) under Rate RSE, which allocates costs between retail and other electric services. For 2026, a revised JSS allocation factor will account for system capacity previously allocated to wholesale electric services that will be used for retail electric service starting January 1, 2026. In addition, Alabama Power is authorized to establish a regulatory asset to defer certain costs associated with this capacity for 2026, and those costs are estimated to be approximately $100 million. Beginning in 2027, Alabama Power will amortize the regulatory asset on a levelized basis over a period not exceeding 10 years.
Rate NDR
Beginning with July 2025 billings, the NDR reserve maintenance charge was suspended and the reserve establishment charge was activated as a result of the NDR balance falling below $50 million. Alabama Power

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
expects to collect $18 million in the second half of 2025 and approximately $36 million annually beginning in 2026 under Rate NDR unless the NDR balance exceeds $75 million. At June 30, 2025, Alabama Power's regulatory asset balance related to NDR was $2 million. Rate NDR is intended to allow recovery of any existing deferred storm-related operations and maintenance costs and any future reserve deficits over a 48-month period. The Alabama PSC gives Alabama Power authority to record a deficit balance in the NDR when costs of storm damage exceed any established reserve balance.
Reliability Reserve Accounting Order
On June 19, 2025, Alabama Power notified the Alabama PSC of its intent to use a portion of its $131 million reliability reserve balance during 2025. The ultimate outcome of this matter cannot be determined at this time.
Georgia Power
2022 ARP
On July 1, 2025, the Georgia PSC approved a settlement agreement among Georgia Power, the staff of the Georgia PSC, and certain intervenors to extend the 2022 ARP for an additional three-year term through December 31, 2028 (ARP Extension). Under the ARP Extension, base rates will not be adjusted in 2026, 2027, or 2028 (ARP Extension Period) except for reasonable and prudent storm damage costs incurred through December 31, 2025, which will be determined in a separate regulatory proceeding.
Under the ARP Extension, Georgia Power's retail ROE set point will continue at 10.50% and its equity ratio will continue at 56%. Additionally, the retail ROE range approved by the Georgia PSC in the 2022 ARP, of 9.50% to 11.90%, will continue. The ARP Extension includes, among other things, the following modifications to the 2022 ARP:
•Storm damage costs will be included in a separate regulatory proceeding to be filed no sooner than February 1, 2026 and no later than July 1, 2026 to recover the actual reasonable and prudent storm costs incurred through December 31, 2025. Subject to Georgia PSC approval, new rates would be effective approximately 90 days after the filing is made. The Georgia PSC will determine the period over which any such storm damage costs will be recovered.
•Amortization of regulatory assets and liabilities in the 2022 ARP, which were subsequently included in current rates through annual compliance filings, will continue through the ARP Extension Period. This includes those regulatory asset and liability balances that were projected to be fully amortized through 2025 or during the ARP Extension Period.
•The amounts previously deferred during the 2022 ARP for ITCs and PTCs will be amortized through the ARP Extension Period. The acceleration of amortization during the ARP Extension Period is subject to the Internal Revenue Code normalization rules and other guidance (if any) released by the IRS. Certain amounts of ITCs generated during the ARP Extension Period will be amortized over five years, and additional ITC amounts will be deferred to a regulatory liability during the ARP Extension Period. Sixty percent (60%) of PTC benefits generated (excluding PTCs generated under Internal Revenue Code §45J) during the ARP Extension Period will be credited to income tax expense as generated. The remaining forty percent (40%) will be deferred to a regulatory liability.
•The period for depreciation and amortization related to certain generating plants and net book values of retired generating plants will be 13 years effective January 1, 2026.
Using the retail ROE range approved by the Georgia PSC in the 2022 ARP, earnings above 11.90% retail ROE will continue to be subject to sharing whereby 40% of earnings above the band would be applied to regulatory assets, 40% would be directly refunded to customers, and the remaining 20% would be retained by Georgia Power. There will be no recovery of any earnings shortfall below 9.50% retail ROE on an actual basis. However, if at any time during the term of the ARP Extension Period, Georgia Power projects that its retail earnings will be less than the lower end of the approved retail ROE range for any calendar year of the ARP Extension Period, it may petition the Georgia PSC for implementation of the Interim Cost Recovery (ICR) tariff to adjust Georgia Power's retail rates to

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
achieve a retail ROE equal to the lower end of the approved retail ROE range. Any ICR tariff would expire at the earlier of January 1, 2029 or the end of the calendar year in which the ICR tariff becomes effective. In lieu of requesting implementation of an ICR tariff, or if the Georgia PSC chooses not to implement the ICR tariff, Georgia Power may file a full base rate case.
Except as provided above, Georgia Power will not file a base rate increase while the ARP Extension is in effect. Georgia Power is required to file a general base rate case by July 1, 2028.
Integrated Resource Plans
On June 20, 2025, Georgia Power requested certification from the Georgia PSC for a Georgia Power-owned battery energy storage facility with a capacity of 200 MWs and a projected COD in 2027. Georgia Power expects the Georgia PSC to render a final decision in September 2025.
On July 30, 2025, Georgia Power requested certification from the Georgia PSC, for which a final decision is expected to be rendered in December 2025, for the following resources:
•As included in the 2022 IRP final order, Georgia Power initiated a request for proposals (RFP) of up to 8,500 MWs of capacity from a variety of resources with projected CODs or delivery commencement dates between 2028 and 2030. The RFP resulted in 18 resources, totaling 7,999 MWs, being selected which consist of four PPAs (including two affiliate PPAs with Southern Power that are subject to approval by the FERC) with capacity totaling 1,195 MWs commencing between 2028 and 2030, three project sites consisting of five Georgia Power-owned combined cycle units with capacity totaling 3,692 MWs and projected CODs commencing between 2029 and 2030, nine Georgia Power-owned battery energy storage facilities with capacity totaling 2,762 MWs and projected CODs commencing between 2028 and 2030, and two Georgia Power-owned battery energy storage facilities with solar with capacity totaling 350 MWs and projected CODs commencing in 2028.
•In July 2025, Georgia Power extended 50 MWs of an existing 750-MW affiliate PPA with Mississippi Power for an additional year through December 31, 2029.
•Additionally, in July 2025, Georgia Power executed a 20-year non-affiliate PPA for 930 MWs commencing in 2030 and five 25-year non-affiliate PPAs totaling 646 MWs commencing in 2027.
•Georgia Power entered into agreements to initiate acquisition of property and construction of a 260-MW Georgia Power-owned battery energy storage facility with a projected COD in 2027 to be paired with an existing non-affiliate solar PPA.
The certification requests on June 20, 2025 and July 30, 2025 associated with these Georgia Power-owned projects and related transmission investments total approximately $16.7 billion, excluding AFUDC.
As required by the 2025 IRP decision, Georgia Power will update its load forecast to support the certification requests from the RFP of up to 8,500 MWs. The Georgia PSC will determine the necessary generation resources to certify. See "2025 IRP" herein for information regarding the 2025 IRP.
The ultimate outcome of these matters cannot be determined at this time.
2025 IRP
On July 15, 2025, the Georgia PSC approved Georgia Power's 2025 IRP, as modified by a stipulation among Georgia Power, the staff of the Georgia PSC, and certain intervenors. In the 2025 IRP decision, the Georgia PSC approved the following requests:
•Extended operation of Plant Scherer Unit 3 (614 MWs based on 75% ownership) through at least December 31, 2035 and Plant Gaston Units 1 through 4 (500 MWs based on 50% ownership through SEGCO) through at least December 31, 2034. See Note 7 to the financial statements under "SEGCO" in Item 8 of the Form 10-K for additional information.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
•Installation of environmental controls and natural gas co-firing at Plant Bowen Units 1 through 4 (3,160 MWs), Plant Scherer Units 1 and 2 (137 MWs based on 8.4% ownership), and Plant Scherer Unit 3 for compliance with both ELG supplemental rules and GHG rules.
•Upgrades to Plant McIntosh Units 10 and 11 (1,319 MWs) for a projected 194 MWs of incremental capacity by 2028 and Plant McIntosh Units 1 through 8 (640 MWs) for a projected 74 MWs of incremental capacity by 2033.
•Upgrades to Plant Vogtle Units 1 and 2 (1,060 MWs based on 45.7% ownership) for a projected 54 MWs of incremental capacity, some of which could be available as early as 2028.
•Investments related to the continued reliable hydro operations of four facilities, as well as the authority to spend up to $25 million to undertake engineering studies related to two additional hydro facilities.
•RFP for at least 1,100 MWs of utility scale and distributed generation renewable resources.
•Issuance of a capacity RFP to procure resources to meet capacity needs in 2032 and 2033.
•Strategic power delivery infrastructure plan necessary to help ensure adequate reliability and serve the projected future load growth expected in Georgia.
•Certification of approximately 187 MWs of wholesale capacity associated with Plant Scherer Unit 3 to be placed in retail rate base, some of which will be available beginning in 2026.
In addition, the 2025 IRP assumes Plant Bowen Units 1 and 2 will operate through at least the end of 2035.
Fuel Cost Recovery
On May 14, 2025, Georgia Power submitted an Interim Fuel Rider (IFR) notification and plan informing the Georgia PSC that Georgia Power's under recovered fuel balance exceeded the IFR threshold of $200 million, established in a Georgia PSC stipulation approved in May 2023. Georgia Power proposed no fuel cost recovery rate change and is required to monitor and report to the Georgia PSC monthly as long as the under recovered fuel balance is above $200 million. On July 15, 2025, Georgia Power filed its most recent IFR plan and notification which also proposed no fuel cost recovery rate change. Georgia Power is scheduled to file its next fuel case no later than February 28, 2026. See Note 2 to the financial statements under "Georgia Power – Fuel Cost Recovery" in Item 8 of the Form 10-K for additional information.
Nuclear Construction
Georgia Power placed Plant Vogtle Units 3 and 4 in service on July 31, 2023 and April 29, 2024, respectively. As of June 30, 2025, site demobilization efforts were largely complete. Georgia Power is finalizing remaining contractor obligations. Georgia Power's net capital costs incurred through June 30, 2025 in connection with Plant Vogtle Units 3 and 4, and its approximate proportionate share of remaining capital costs to be incurred after June 30, 2025, is as follows:

(in millions)
Total project capital cost forecast(a)(b)	$10,732
Net investment at June 30, 2025(b)	(10,690)
Remaining estimate to complete	$42
(a)Includes approximately $1.2 billion of costs that are not shared with the other Vogtle Owners. Excludes financing costs capitalized through AFUDC of approximately $440 million accrued through Unit 4's in-service date.
(b)Net of $1.7 billion received from Toshiba under the Guarantee Settlement Agreement and approximately $188 million in related customer refunds.
Other Construction
At June 30, 2025, Georgia Power had recorded approximately $1.3 billion of combined capital costs, excluding AFUDC, for the projects reflected in the table below. The total certified amounts related to these projects are

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
approximately $2.8 billion, excluding AFUDC. The ultimate outcome of these matters cannot be determined at this time.

Project	Resource	Approximate Nameplate Capacity (MW)	Projected COD	Regulatory Approval
Projects Under Construction at June 30, 2025
McGrau Ford	Battery energy storage	265	Fourth quarter 2026	2022 IRP
Plant Yates Units 8 through 10	Combustion turbine	1,326	Fourth quarter 2026 through third quarter 2027	2023 IRP Update
Various facilities	Battery energy storage	500	Second quarter 2026 through fourth quarter 2026	2023 IRP Update
Mississippi Power
Performance Evaluation Plan
On June 17, 2025, the Mississippi PSC approved Mississippi Power's annual retail PEP filing for 2025, resulting in an annual increase in revenues of approximately 4.0%, or $41 million, primarily due to increases in investment and depreciation. In accordance with the PEP rate schedule, an increase of 2.0% of total retail revenues, or approximately $22 million, became effective with the first billing cycle of April 2025, and the remaining approximately $19 million became effective with the first billing cycle of July 2025.
Integrated Resource Plans
On July 8, 2025, Mississippi Power extended 50 MWs of an existing 750-MW affiliate PPA with Georgia Power for an additional year through December 31, 2029, subject to approval by the Georgia PSC. The ultimate outcome of this matter cannot be determined at this time. See "Georgia Power – Integrated Resource Plans" herein for additional information.
Environmental Compliance Overview Plan
On April 1, 2025, the Mississippi PSC approved Mississippi Power's annual ECO Plan filing for 2025, resulting in a $6 million annual increase in revenues effective with the first billing cycle of May 2025.
Ad Valorem Tax Adjustment
On June 30, 2025, Mississippi Power submitted its annual ad valorem tax adjustment filing for 2025 to the Mississippi PSC, which requested a $7 million annual increase in revenues. The ultimate outcome of this matter cannot be determined at this time.
System Restoration Rider
On June 17, 2025, the Mississippi PSC approved Mississippi Power's annual SRR filing for 2025, with no change in retail rates. Mississippi Power's minimum annual SRR accrual increased from $12.6 million to $13.5 million and the target property damage reserve balance increased from $75 million to $125 million. Mississippi Power will continue to record a minimum annual accrual until a target property damage reserve balance of $125 million is met.
Reliability Reserve Accounting Order
On March 17, 2025, Mississippi Power notified the Mississippi PSC of its intent to use a portion of its $57 million reliability reserve balance during 2025, through the annual PEP filing. On June 17, 2025, the Mississippi PSC approved the annual PEP filing which allowed the use of $10.9 million of the reliability reserve balance, which Mississippi Power used for reliability-related generation, transmission, and distribution expenses in the second quarter 2025. See "Performance Evaluation Plan" herein for information regarding approval of the annual PEP filing.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Plant Daniel
On June 19, 2025, the Florida PSC issued a final order approving the transfer of FP&L's 50% ownership interest in Plant Daniel Units 1 and 2 to Mississippi Power. On July 30, 2025, Mississippi Power completed the acquisition of FP&L's 50% interest in Plant Daniel Units 1 and 2 and, as part of the acquisition, received approximately $36 million from FP&L.
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
Southern Company Gas
Infrastructure Replacement Programs and Capital Projects
On March 26, 2025, the Illinois Supreme Court denied Nicor Gas' petition for leave to appeal $14 million of the 2019 Qualifying Infrastructure Plant disallowance. This matter is concluded and had no impact on the current period financial statements.
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
Southern Company
On July 11, 2025, a purported class action complaint was filed in the U.S. District Court for the District of Maryland against two nuclear consulting companies and all U.S. commercial nuclear power operators, or affiliated entities, including Southern Company. The purported class of plaintiffs includes all persons employed in nuclear power generation by the defendants, including nuclear operators, nuclear engineers, and nuclear technicians, from May 1, 2003 to the present. The complaint alleges that, since at least May 2003, the nuclear power industry conspired to fix and suppress employee compensation for nuclear power generation employees in violation of federal antitrust law. Although not named as defendants, other entities are accused of having participated in the plaintiffs' alleged conspiracy, including Southern Nuclear. The plaintiffs seek to recover, among other relief, unspecified monetary damages, including treble damages and attorneys' fees, and injunctive relief. An adverse outcome could have a material impact on Southern Company's financial statements.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Southern Company and Mississippi Power
In 2010, the DOE, through a cooperative agreement with SCS, agreed to fund $270 million of the Kemper County energy facility through the grants awarded to the project by the DOE under the Clean Coal Power Initiative Round 2. In 2016, additional DOE grants in the amount of $137 million were awarded to the Kemper County energy facility. In 2018, Mississippi Power filed with the DOE its request for property closeout certification under the contract related to the $387 million of total grants received. In 2020, Mississippi Power and Southern Company executed an agreement with the DOE completing Mississippi Power's request, which enabled Mississippi Power to proceed with full dismantlement of the abandoned gasifier-related assets and site restoration activities. In connection with the DOE closeout discussions, in 2019, the Civil Division of the Department of Justice informed Southern Company and Mississippi Power of a civil investigation related to the DOE grants. In August 2023, the U.S. District Court for the Northern District of Georgia unsealed a civil action in which defendants Southern Company, SCS, and Mississippi Power are alleged to have violated certain provisions of the False Claims Act by fraudulently inducing the DOE to disburse funds pursuant to the grants. The federal government declined to intervene in the action. In October 2023, the plaintiff, a former SCS employee, filed an amended complaint, again alleging certain violations of the False Claims Act. The plaintiff seeks to recover all damages incurred personally and on behalf of the federal government caused by the defendants' alleged violations, as well as treble damages and attorneys' fees, among other relief. In February 2024, the defendants moved to dismiss the amended complaint. In August 2024, the court granted the defendants' motion in part and denied it in part, dismissing the plaintiff's False Claims Act count along with its accompanying treble damages and attorneys' fees but allowing the employment retaliation claim to proceed. In October 2024, the plaintiff requested interlocutory appeal of the court's decision, which was denied on February 25, 2025, and the defendants asserted counterclaims for conversion and misappropriation of trade secrets. In November 2024, the defendants filed a motion for judgment on the pleadings on the plaintiff's employment retaliation claim. In December 2024, the plaintiff filed a motion to dismiss the defendants' counterclaims. On July 15, 2025, the court denied the plaintiff's motion to dismiss the defendants' counterclaims and the defendants' motion for judgment on the pleadings. An adverse outcome could have a material impact on Southern Company's and Mississippi Power's financial statements.
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
In 2023, the EPA issued a Notice of Potential Violations (NOPV) associated with Alabama Power's plan to close the Plant Barry surface impoundment. In September 2024, Alabama Power reached a settlement with the EPA resolving two of the three allegations in the NOPV related to the groundwater monitoring system and the emergency action plan at the Plant Barry surface impoundment. The settlement did not resolve the EPA's allegation relating to Alabama Power's plan to close the Plant Barry surface impoundment. Alabama Power has affirmed to the EPA its position that it is in compliance with CCR requirements.
On July 29, 2025, Coosa Riverkeeper filed a citizen suit in the U.S. District Court for the Northern District of Alabama alleging that Alabama Power's closure of the Plant Gadsden surface impoundment violates the RCRA and regulations governing CCR. Among other relief requested, Coosa Riverkeeper seeks declaratory judgment that Alabama Power is in violation of RCRA and regulations governing CCR, and preliminary and injunctive relief to

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
require Alabama Power to close the CCR unit and operate a groundwater monitoring system in a different manner to satisfy RCRA and the regulations governing CCR requirements.
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
Georgia Power's environmental remediation liability was $13 million at both June 30, 2025 and December 31, 2024. Georgia Power has been designated or identified as a potentially responsible party at sites governed by the Georgia Hazardous Site Response Act and/or by the federal Comprehensive Environmental Response, Compensation, and Liability Act, and assessment and potential cleanup of such sites is expected.
Southern Company Gas' environmental remediation liability was $216 million and $222 million at June 30, 2025 and December 31, 2024, respectively, based on the estimated cost of environmental investigation and remediation at known former manufactured gas plant operating sites.
The ultimate outcome of these matters cannot be determined at this time; however, as a result of the regulatory treatment for environmental remediation expenses described above, the final disposition of these matters is not expected to have a material impact on the financial statements of the applicable Registrants.
Other Matters
Mississippi Power
On March 31, 2025, the Mississippi Department of Revenue (Mississippi DOR) completed an audit of sales and use taxes paid by Mississippi Power from October 2019 to July 2024 and entered a final assessment, indicating a total amount due of $29 million, including associated penalties and interest. Mississippi Power does not agree with the audit findings and filed an administrative appeal with the Mississippi DOR on May 29, 2025. Mississippi Power's sales and use taxes are generally authorized for rate recovery. The ultimate outcome of this matter cannot be determined at this time.
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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The following table disaggregates revenue from contracts with customers for the three and six months ended June 30, 2025 and 2024:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Three Months Ended June 30, 2025
Operating revenues
Retail electric revenues
Residential	$2,021	$725	$1,217	$79	$—	$—
Commercial	1,716	504	1,127	85	—	—
Industrial	1,015	432	496	87	—	—
Other	29	2	25	2	—	—
Total retail electric revenues	4,781	1,663	2,865	253	—	—
Natural gas distribution revenues
Residential	394	—	—	—	—	394
Commercial	94	—	—	—	—	94
Transportation	331	—	—	—	—	331
Industrial	7	—	—	—	—	7
Other	60	—	—	—	—	60
Total natural gas distribution revenues	886	—	—	—	—	886
Wholesale electric revenues
PPA energy revenues	310	58	50	2	210	—
PPA capacity revenues	154	29	35	17	85	—
Non-PPA revenues	60	36	10	100	59	—
Total wholesale electric revenues	524	123	95	119	354	—
Other natural gas revenues
Gas marketing services	81	—	—	—	—	81
Other	5	—	—	—	—	5
Total other natural gas revenues	86	—	—	—	—	86
Other revenues	457	67	206	9	8	—
Total revenue from contracts with customers	6,734	1,853	3,166	381	362	972
Other revenue sources(*)	239	115	(56)	19	184	7
Total operating revenues	$6,973	$1,968	$3,110	$400	$546	$979

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Six Months Ended June 30, 2025
Operating revenues
Retail electric revenues
Residential	$4,087	$1,531	$2,403	$153	$—	$—
Commercial	3,327	986	2,181	160	—	—
Industrial	1,930	822	940	168	—	—
Other	61	4	52	5	—	—
Total retail electric revenues	9,405	3,343	5,576	486	—	—
Natural gas distribution revenues
Residential	1,239	—	—	—	—	1,239
Commercial	292	—	—	—	—	292
Transportation	737	—	—	—	—	737
Industrial	26	—	—	—	—	26
Other	170	—	—	—	—	170
Total natural gas distribution revenues	2,464	—	—	—	—	2,464
Wholesale electric revenues
PPA energy revenues	723	112	134	5	491	—
PPA capacity revenues	299	57	74	34	169	—
Non-PPA revenues	136	106	19	233	121	—
Total wholesale electric revenues	1,158	275	227	272	781	—
Other natural gas revenues
Gas marketing services	337	—	—	—	—	337
Other	10	—	—	—	—	10
Total other natural gas revenues	347	—	—	—	—	347
Other revenues	954	150	436	30	14	—
Total revenue from contracts with customers	14,328	3,768	6,239	788	795	2,811
Other revenue sources(*)	420	212	(91)	33	318	7
Total operating revenues	$14,748	$3,980	$6,148	$821	$1,113	$2,818

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Contract Balances
The following table reflects the closing balances of receivables, contract assets, and contract liabilities related to revenues from contracts with customers at June 30, 2025 and December 31, 2024:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Accounts Receivable
At June 30, 2025	$3,106	$778	$1,485	$133	$132	$451
At December 31, 2024	3,048	783	1,244	113	106	660
Contract Assets
At June 30, 2025	$304	$—	$134	$—	$—	$74
At December 31, 2024	323	3	184	—	—	72
Contract Liabilities
At June 30, 2025	$170	$14	$73	$2	$1	$—
At December 31, 2024	140	11	34	—	2	3
Contract assets for Georgia Power primarily relate to unregulated service agreements, where payment is contingent on project completion, and retail customer fixed bill programs, where the payment is contingent upon Georgia Power's continued performance and the customer's continued participation in the program over a one-year contract term. Contract liabilities for Georgia Power primarily relate to cash collections recognized in advance of revenue for unregulated service agreements. Southern Company Gas' contract assets relate to work performed on an energy efficiency enhancement and upgrade contract with the U.S. General Services Administration. Southern Company Gas received cash advances totaling approximately $68 million from a third-party financial institution to fund work performed. These advances have been accounted for as long-term debt on the balance sheets. See Note 1 to the financial statements under "Affiliate Transactions" in Item 8 of the Form 10-K for additional information regarding the construction contract. At June 30, 2025 and December 31, 2024, Southern Company's unregulated distributed generation business had contract assets of $95 million and $67 million, respectively, and contract liabilities of $81 million and $95 million, respectively, for outstanding performance obligations, all of which are expected to be satisfied within one year.
Revenues recognized in the three and six months ended June 30, 2025, which were included in contract liabilities at December 31, 2024, were $44 million and $72 million, respectively, for Southern Company, $11 million and $16 million, respectively, for Georgia Power, and immaterial for the other Registrants. Contract liabilities are primarily classified as current on the balance sheets as the corresponding revenues are generally expected to be recognized within one year.
Remaining Performance Obligations
Southern Company's subsidiaries may enter into long-term contracts with customers in which revenues are recognized as performance obligations are satisfied over the contract term. For the traditional electric operating companies and Southern Power, these contracts primarily relate to PPAs whereby electricity and generation capacity are provided to a customer. The revenue recognized for the delivery of electricity is variable; however, certain PPAs include a fixed payment for fixed generation capacity over the term of the contract. Southern Company's unregulated distributed generation business also has partially satisfied performance obligations related

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
to certain fixed price contracts. Revenues from contracts with customers related to these performance obligations remaining at June 30, 2025 are expected to be recognized as follows:

	2025 (remaining)	2026	2027	2028	2029	Thereafter
	(in millions)
Southern Company	$548	$535	$405	$343	$309	$2,636
Alabama Power	49	6	4	1	—	—
Georgia Power	37	43	18	15	2	27
Mississippi Power(*)	31	66	69	73	—	—
Southern Power(*)	183	331	340	316	312	2,609
(*)Includes performance obligations related to affiliate PPAs with Georgia Power. See Note 1 to the financial statements under "Affiliate Transactions" in Item 8 of the Form 10-K for additional information.
Lease Income
Lease income for the three and six months ended June 30, 2025 and 2024 was as follows:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Three Months Ended June 30, 2025
Lease income - interest income on sales-type leases	$6	$—	$—	$4	$2	$—
Lease income - operating leases	33	2	7	1	37	9
Variable lease income	125	—	—	—	136	—
Total lease income	$164	$2	$7	$5	$175	$9

Six Months Ended June 30, 2025
Lease income - interest income on sales-type leases	$11	$—	$—	$7	$4	$—
Lease income - operating leases	66	3	14	1	73	18
Variable lease income	207	1	—	—	225	—
Total lease income	$284	$4	$14	$8	$302	$18

Three Months Ended June 30, 2024
Lease income - interest income on sales-type leases	$7	$—	$—	$5	$2	$—
Lease income - operating leases	35	2	9	1	22	9
Variable lease income	129	—	—	—	139	—
Total lease income	$171	$2	$9	$6	$163	$9

Six Months Ended June 30, 2024
Lease income - interest income on sales-type leases	$14	$—	$—	$9	$5	$—
Lease income - operating leases	71	5	16	2	43	18
Variable lease income	201	—	—	—	218	—
Total lease income	$286	$5	$16	$11	$266	$18
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
Southern Company
At June 30, 2025 and December 31, 2024, Southern Holdings had equity method investments totaling $115 million and $128 million, respectively, primarily related to investments in venture capital funds focused on energy and utility investments. The net losses from these investments totaled $14 million and $20 million for the three and six months ended June 30, 2025, respectively. Earnings/losses from these investments for the three and six months ended June 30, 2024 were immaterial.
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
SP Solar and SP Wind
At June 30, 2025 and December 31, 2024, SP Solar had total assets of $5.3 billion and $5.4 billion, respectively, total liabilities of $360 million and $372 million, respectively, and noncontrolling interests of $1.0 billion. Cash distributions from SP Solar are allocated 67% to Southern Power and 33% to the limited partner in accordance with their partnership interest percentage. Under the terms of the limited partnership agreement, distributions without limited partner consent are limited to available cash and SP Solar is obligated to distribute all such available cash to its partners each quarter. Available cash includes all cash generated in the quarter subject to the maintenance of appropriate operating reserves.
At June 30, 2025 and December 31, 2024, SP Wind had total assets of $2.0 billion, total liabilities of $247 million and $177 million, respectively, and noncontrolling interests of $34 million and $35 million, respectively. Under the terms of the limited liability agreement, distributions without Class A member consent are limited to available cash and SP Wind is obligated to distribute all such available cash to its members each quarter. Available cash includes all cash generated in the quarter subject to the maintenance of appropriate operating reserves. Cash distributions from SP Wind are generally allocated 60% to Southern Power and 40% to the three financial investors in accordance with the limited liability agreement.
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
Subsequent to June 30, 2025, Southern Power notified the Class A members of its intent to exercise the option to purchase all Class A membership interests in the SP Wind tax equity partnership on December 31, 2025 under the terms of the limited liability agreement.
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
At June 30, 2025 and December 31, 2024, the other VIEs had total assets of $1.6 billion, total liabilities of $229 million and $224 million, respectively, and noncontrolling interests of $657 million and $691 million, respectively.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Under the terms of the partnership agreements, distributions of all available cash are required each month or quarter and additional distributions require partner consent.
Southern Company Gas
The carrying amounts of Southern Company Gas' equity method investments at June 30, 2025 and December 31, 2024 were as follows:

Investment Balance	At June 30, 2025	At December 31, 2024
	(in millions)
SNG	$1,266	$1,245
Other	34	34
Total	$1,300	$1,279
The earnings from Southern Company Gas' equity method investment in SNG were $23 million and $32 million for the three months ended June 30, 2025 and 2024, respectively, and $62 million and $76 million for the six months ended June 30, 2025 and 2024, respectively. The earnings from Southern Company Gas' other equity method investments were immaterial for all periods presented.
(F) FINANCING
Bank Credit Arrangements
See Note 8 to the financial statements under "Bank Credit Arrangements" in Item 8 of the Form 10-K for additional information.
At June 30, 2025, committed credit arrangements with banks were as follows:

	Expires
Company	2026	2027	2030	Total	Unused	Expires within One Year
	(in millions)
Southern Company parent(a)	$—	$500	$2,500	$3,000	$2,999	$—
Alabama Power(b)	665	—	700	1,365	1,364	—
Georgia Power	—	—	2,050	2,050	2,026	—
Mississippi Power(a)	—	125	150	275	275	—
Southern Power(a)(c)	—	—	600	600	600	—
Southern Company Gas(d)	—	—	1,600	1,600	1,598	—
SEGCO	30	—	—	30	30	30
Southern Company	$695	$625	$7,600	$8,920	$8,892	$30
(a)Arrangement expiring in 2030 represents a $3.25 billion combined arrangement for Southern Company, Mississippi Power, and Southern Power allowing for flexible sublimits. Pursuant to the combined facility, the allocations among Southern Company, Southern Power, and Mississippi Power may be adjusted.
(b)Includes $15 million expiring in 2026 at Alabama Property Company, a wholly-owned subsidiary of Alabama Power, of which $14 million was unused at June 30, 2025. Alabama Power is not party to this arrangement.
(c)Does not include Southern Power Company's $75 million and $100 million continuing letter of credit facilities for standby letters of credit, expiring in 2027 and 2028, respectively, of which $17 million and $4 million, respectively, was unused at June 30, 2025. Southern Power's subsidiaries are not parties to its bank credit arrangements or letter of credit facilities.
(d)Southern Company Gas, as the parent entity, guarantees the obligations of Southern Company Gas Capital, which is the borrower of $800 million of the credit arrangement expiring in 2030. Southern Company Gas' committed credit arrangement expiring in 2030 also includes $800 million for which Nicor Gas is the borrower and which is restricted for working capital needs of Nicor Gas. Pursuant to the multi-year credit arrangement expiring in 2030, the allocations between Southern Company Gas Capital and Nicor Gas may be adjusted.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
As reflected in the table above, in March 2025, (i) Southern Company and Southern Power amended and restated their combined multi-year credit arrangement to include Mississippi Power, increase the total credit arrangement from $2.45 billion to $3.25 billion (currently allocated $2.50 billion for Southern Company, $600 million for Southern Power, and $150 million for Mississippi Power), and extend the maturity date from 2029 to 2030; (ii) Southern Company increased its $150 million credit arrangement to $500 million and extended the maturity date from 2025 to 2027; (iii) Georgia Power increased its $1.75 billion credit arrangement to $2.05 billion and extended the maturity date from 2029 to 2030; and (iv) Southern Company Gas Capital, along with Nicor Gas, increased its $1.5 billion credit arrangement to $1.6 billion (currently allocated $800 million for each of Southern Company Gas Capital and Nicor Gas). Also in March 2025, (i) Georgia Power terminated $300 million of credit arrangements expiring in 2025, (ii) Mississippi Power terminated $150 million of credit arrangements expiring in 2027, and (iii) Nicor Gas terminated a $100 million credit arrangement expiring in 2025. Alabama Power and Southern Company Gas Capital, along with Nicor Gas, entered into agreements in March 2025 to extend the maturity date of each of their respective multi-year credit agreements in May 2025 from 2029 to 2030. In May and June 2025, SEGCO amended its credit arrangements aggregating $30 million, which extended the maturity dates from 2025 to 2026.
Subject to applicable market conditions, Southern Company and its subsidiaries expect to renew or replace their bank credit arrangements as needed, prior to expiration. In connection therewith, Southern Company and its subsidiaries may extend the maturity dates and/or increase or decrease the lending commitments thereunder.
These bank credit arrangements, as well as the term loan arrangements of the Registrants, Nicor Gas, and SEGCO, contain covenants that limit debt levels and contain cross-acceleration provisions to other indebtedness (including guarantee obligations) that are restricted only to the indebtedness of the individual company. The cross-acceleration provisions to other indebtedness would trigger an event of default if the applicable borrower defaulted on indebtedness, the payment of which was then accelerated. At June 30, 2025, the Registrants, Nicor Gas, and SEGCO were in compliance with all such covenants. None of the bank credit arrangements contain material adverse change clauses at the time of borrowings.
A portion of the unused credit with banks is allocated to provide liquidity support to certain revenue bonds of the traditional electric operating companies and the commercial paper programs of the Registrants, Nicor Gas, and SEGCO. At June 30, 2025, outstanding variable rate demand revenue bonds of the traditional electric operating companies with allocated liquidity support totaled approximately $1.5 billion (comprised of approximately $796 million at Alabama Power, $667 million at Georgia Power, and $69 million at Mississippi Power). Subsequent to June 30, 2025, Mississippi Power repaid at maturity approximately $11 million of its $69 million variable rate demand revenue bonds. In addition, at June 30, 2025, Alabama Power and Georgia Power had approximately $280 million and $501 million, respectively, of fixed rate revenue bonds outstanding that are required to be remarketed within the next 12 months. Alabama Power's $280 million of fixed rate revenue bonds are classified as securities due within one year on its balance sheets as they are not covered by long-term committed credit. All other variable rate demand revenue bonds and fixed rate revenue bonds required to be remarketed within the next 12 months are classified as long-term debt on the balance sheets as a result of available long-term committed credit.
Convertible Senior Notes
In May 2025, Southern Company issued $1.65 billion aggregate principal amount of Series 2025A 3.25% Convertible Senior Notes due June 15, 2028 (Series 2025A Convertible Senior Notes). Southern Company used a portion of the proceeds from the Series 2025A Convertible Senior Notes to repurchase approximately $781.6 million of the $1.725 billion aggregate principal amount outstanding of its Series 2023A 3.875% Convertible Senior Notes due December 15, 2025 and approximately $328.1 million of the $1.5 billion aggregate principal amount outstanding of its Series 2024A 4.50% Convertible Senior Notes due June 15, 2027, in each case, through privately negotiated transactions with a limited number of holders thereof. Southern Company evaluated these repurchases and determined that all of the repurchased notes were accounted for as extinguishment of debt. As a result of these transactions, Southern Company recognized a $129 million loss on extinguishment of debt in the second quarter 2025 within interest expense in the consolidated statements of income.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Interest on the Series 2025A Convertible Senior Notes is payable semiannually, beginning December 15, 2025. The Series 2025A Convertible Senior Notes will mature on June 15, 2028, unless earlier converted or repurchased, but are not redeemable at the option of Southern Company. The Series 2025A Convertible Senior Notes are direct, unsecured, and unsubordinated obligations of Southern Company, ranking equally with all of Southern Company's other unsecured and unsubordinated indebtedness from time to time outstanding, and are effectively subordinated to all secured indebtedness of Southern Company.
Holders may convert their Series 2025A Convertible Senior Notes at their option prior to the close of business on the business day preceding March 15, 2028, but only under the following circumstances:
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
•during the five business day period after any 10 consecutive trading day period (Measurement Period) in which the trading price per $1,000 principal amount of Series 2025A Convertible Senior Notes, as determined by Southern Company following a request by a holder of Series 2025A Convertible Senior Notes, for each trading day of the Measurement Period was less than 98% of the product of the last reported sale price of the common stock and the conversion rate on each such trading day; or
•upon the occurrence of certain corporate events specified in the indenture governing the Series 2025A Convertible Senior Notes.
On or after March 15, 2028, a holder may convert all or any portion of its Series 2025A Convertible Senior Notes at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date regardless of the foregoing conditions.
Southern Company will settle conversions of the Series 2025A Convertible Senior Notes by paying cash up to the aggregate principal amount of the Series 2025A Convertible Senior Notes to be converted and paying or delivering, as the case may be, cash, shares of common stock, or a combination of cash and shares of common stock, at Southern Company's election, in respect of the remainder, if any, of Southern Company's conversion obligation in excess of the aggregate principal amount of the Series 2025A Convertible Senior Notes being converted. The Series 2025A Convertible Senior Notes are initially convertible at a rate of 8.8077 shares of common stock per $1,000 principal amount converted, which is approximately equal to $113.54 per share of common stock. The conversion rate will be subject to adjustment upon the occurrence of certain specified events but will not be adjusted for accrued and unpaid interest. In addition, upon the occurrence of a make-whole fundamental change (as defined in the indenture governing the Series 2025A Convertible Senior Notes), Southern Company will, in certain circumstances, increase the conversion rate by a number of additional shares of common stock for conversions in connection with the make-whole fundamental change.
Upon the occurrence of a fundamental change, other than an excluded fundamental change (each as defined in the indenture governing the Series 2025A Convertible Senior Notes), holders of the Series 2025A Convertible Senior Notes may require Southern Company to purchase all or a portion of their Series 2025A Convertible Senior Notes, in principal amounts equal to $1,000 or an integral multiple thereof, for cash at a price equal to 100% of the principal amount of the Series 2025A Convertible Senior Notes to be purchased plus any accrued and unpaid interest.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Equity Distribution Agreement
See Note 8 to the financial statements under "Equity Distribution Agreement" in Item 8 of the Form 10-K for additional information.
The table below reflects shares of Southern Company common stock sold under separate forward sale contracts with forward purchasers during the six months ended June 30, 2025.

Shares Sold	Initial Forward Price per Share	To be Settled On or Before
292,694(a)	$83.3293	December 31, 2025
563,386	$87.9027	December 31, 2025
1,000,000	$88.7502	June 30, 2026
1,000,000	$88.7739	June 30, 2026
1,000,000	$91.2856	June 30, 2026
1,000,000	$89.1444	June 30, 2026
1,000,000	$88.8490	June 30, 2026
1,000,000	$88.8903	June 30, 2026
1,000,000	$90.9196	June 30, 2026
1,255,000	$91.0566	June 30, 2026
1,324,942	$88.7048	December 31, 2026
2,277,113	$88.3227	December 31, 2026
3,130,641	$88.2823	December 31, 2026
3,255,866	$89.4692	December 31, 2026
1,849,629(b)	$90.6617(b)	December 31, 2026
(a)The total number of shares sold under this forward sale contract is 436,614, of which the first 143,920 shares were sold in December 2024.
(b)The total number of shares sold under this forward sale contract is 3,850,000, of which the remaining 2,000,371 shares were sold subsequent to June 30, 2025. The initial forward price was determined after the completion of sales by the forward seller in July 2025.
As of June 30, 2025, Southern Company had entered into separate forward sale contracts with forward purchasers for a total of 25,093,562 shares of common stock, of which 23,093,191 shares had been sold by the forward sellers, and no shares had been settled under the forward sale contracts.
Each initial forward price is subject to adjustment under certain circumstances as specified in the forward sales contract. Southern Company may settle these forward transactions in shares, cash, or net shares.
Earnings per Share
For Southern Company, the only difference in computing basic and diluted earnings per share (EPS) is attributable to awards outstanding under stock-based compensation plans, forward sale contracts pursuant to the equity distribution agreement, and convertible senior notes. EPS dilution resulting from stock-based compensation plans and the forward sale contracts is determined using the treasury stock method, and EPS dilution resulting from the convertible senior notes is determined using the net share settlement method. See "Convertible Senior Notes" and "Equity Distribution Agreement" herein and Note 8 to the financial statements under "Convertible Senior Notes"

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
and "Equity Distribution Agreement" and Note 12 to the financial statements in Item 8 of the Form 10-K for additional information. Shares used to compute diluted EPS were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
As reported shares	1,101	1,096	1,100	1,095
Effect of stock-based compensation	6	6	6	6
Effect of convertible senior notes	1	—	1	—
Diluted shares	1,108	1,102	1,107	1,101
For all periods presented, an immaterial number of stock-based compensation awards was excluded from the diluted EPS calculation because the awards were anti-dilutive.
For the three and six months ended June 30, 2025, dilution resulting from forward sale contracts was immaterial.
(G) INCOME TAXES
See Note 10 to the financial statements in Item 8 of the Form 10-K for additional tax information.
Current and Deferred Income Taxes
In 2024, Alabama Power, Georgia Power, and Southern Power entered into agreements with non-affiliated parties to transfer ITCs and PTCs at a discount to the generated credit value in 2024, 2025, and 2026. During the first six months of 2025, Alabama Power, Georgia Power, and Southern Power received cash of $44 million, $28 million, and $13 million, respectively, from credits transferred. The discount is recorded as a reduction in tax credits recognized in the financial statements and does not have a material impact on results of operations. The Southern Company system continues to explore the ability to efficiently monetize its tax credits through third-party transfer agreements.
Pursuant to certain joint ownership agreements, Georgia Power paid $81 million in the second quarter 2025 to the other Vogtle Owners for advanced nuclear PTCs for Plant Vogtle Units 3 and 4. The gain was recognized in 2025 as an income tax benefit and was immaterial.
Tax Credit and Net Operating Loss Carryforwards
Southern Company's federal PTC and ITC carryforwards are expected to be fully utilized by 2030. The utilization of each Registrant's estimated federal and state tax attributes and related valuation allowances could be impacted by numerous factors, including the acquisition of additional renewable energy and battery energy storage projects, changes in taxable income projections, and potential income tax rate changes. See Notes (B) and (K) under "Georgia Power" and "Southern Power," respectively, herein for information regarding current renewable energy and battery energy storage projects.
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
Southern Company
Southern Company's effective tax rate was 21.1% for the six months ended June 30, 2025 compared to 18.5% for the corresponding period in 2024. The effective tax rate increase was primarily due to charges to a valuation allowance on certain state tax credit carryforwards at Georgia Power, the recognition of certain state tax positions

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
from amended returns in the second quarter 2024 at Georgia Power, and a decrease in the flowback of certain excess deferred income taxes at Alabama Power, partially offset by increases in the flowback of excess state deferred income taxes and in the generation of advanced nuclear PTCs at Georgia Power.
Alabama Power
Alabama Power's effective tax rate was 23.0% for the six months ended June 30, 2025 compared to 21.0% for the corresponding period in 2024. The effective tax rate increase was primarily due to a decrease in the flowback of certain excess deferred income taxes.
Georgia Power
Georgia Power's effective tax rate was 21.7% for the six months ended June 30, 2025 compared to 18.4% for the corresponding period in 2024. The effective tax rate increase was primarily due to charges to a valuation allowance on certain state tax credit carryforwards and the recognition of certain state tax positions from amended returns in the second quarter 2024, partially offset by increases in the flowback of excess state deferred income taxes and in the generation of advanced nuclear PTCs.
Mississippi Power
Mississippi Power's effective tax rate was 22.8% for the six months ended June 30, 2025 compared to 18.4% for the corresponding period in 2024. The effective tax rate increase was primarily due to a decrease in the flowback of certain excess deferred income taxes.
Southern Power
Southern Power's effective tax benefit rate was (7.0)% for the six months ended June 30, 2025 compared to (0.8)% for the corresponding period in 2024. The effective tax rate decrease was primarily due to a change in pre-tax earnings attributable to Southern Power, including the impact of accelerated depreciation related to wind repowering projects and changes in tax rates resulting from tax legislation enacted by the State of Georgia in the second quarters of 2024 and 2025. See Note (K) under "Southern Power – Wind Repowering Projects" herein for additional information.
Southern Company Gas
Southern Company Gas' effective tax rate was 23.7% for the six months ended June 30, 2025 compared to 25.1% for the corresponding period in 2024. The effective tax rate decrease was primarily due to an increase in the flowback of excess state deferred income taxes.
Unrecognized Tax Benefits
Southern Company's, Alabama Power's, and Georgia Power's unrecognized tax positions balances at June 30, 2025 were $382 million, $144 million, and $188 million, respectively. At December 31, 2024, Southern Company's and Georgia Power's unrecognized tax positions balances were $82 million and $34 million, respectively, and Alabama Power had no unrecognized tax positions. The increases from prior periods are related to Alabama Power's and Georgia Power's ability to meet prevailing wage requirements related to existing zero-emission nuclear power PTCs and will not impact Southern Company's, Alabama Power's, and Georgia Power's effective tax rates if recognized. The ultimate outcome of this unrecognized tax benefit, which is expected to be resolved within the next 12 months, is dependent on acceptance by the IRS and cannot be determined at this time.
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
On each Registrant's condensed statements of income, the service cost component of net periodic benefit costs is included in other operations and maintenance expenses and all other components of net periodic benefit costs are included in other income (expense), net. Components of the net periodic benefit costs for the three and six months ended June 30, 2025 and 2024 are presented in the following tables.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Three Months Ended June 30, 2025
Pension Plans
Service cost	$66	$15	$15	$2	$2	$7
Interest cost	166	38	49	8	3	11
Expected return on plan assets	(320)	(78)	(99)	(14)	(4)	(22)
Amortization:
Prior service costs	—	—	1	—	—	(1)
Regulatory asset	—	—	—	—	—	4
Net (gain) loss	10	4	3	—	(2)	—
Net periodic pension income	$(78)	$(21)	$(31)	$(4)	$(1)	$(1)

Postretirement Benefits
Service cost	$3	$1	$1	$—	$—	$—
Interest cost	18	4	7	—	—	2
Expected return on plan assets	(22)	(9)	(8)	—	—	(2)
Amortization:
Regulatory asset	—	—	—	—	—	2
Net (gain) loss	(4)	—	(2)	1	—	(2)
Net periodic postretirement benefit cost (income)	$(5)	$(4)	$(2)	$1	$—	$—

Six Months Ended June 30, 2025
Pension Plans
Service cost	$132	$30	$31	$5	$3	$13
Interest cost	332	77	98	15	5	22
Expected return on plan assets	(640)	(156)	(198)	(29)	(8)	(43)
Amortization:
Prior service costs	—	—	1	—	—	(1)
Regulatory asset	—	—	—	—	—	8
Net (gain) loss	19	6	7	1	(1)	—
Net periodic pension income	$(157)	$(43)	$(61)	$(8)	$(1)	$(1)

Postretirement Benefits
Service cost	$6	$2	$2	$—	$—	$—
Interest cost	35	8	13	1	—	4
Expected return on plan assets	(45)	(18)	(16)	—	—	(4)
Amortization:
Prior service costs	1	—	—	—	—	—
Regulatory asset	—	—	—	—	—	3
Net gain	(7)	—	(2)	—	—	(4)
Net periodic postretirement benefit cost (income)	$(10)	$(8)	$(3)	$1	$—	$(1)

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Three Months Ended June 30, 2024
Pension Plans
Service cost	$73	$17	$17	$3	$1	$7
Interest cost	158	37	48	7	2	11
Expected return on plan assets	(315)	(76)	(98)	(15)	(4)	(21)
Amortization:
Prior service costs	—	—	1	—	—	(1)
Regulatory asset	—	—	—	—	—	4
Net loss	13	4	4	2	1	—
Net periodic pension income	$(71)	$(18)	$(28)	$(3)	$—	$—

Postretirement Benefits
Service cost	$3	$1	$1	$—	$—	$—
Interest cost	17	4	5	—	—	2
Expected return on plan assets	(22)	(8)	(8)	—	—	(2)
Amortization:
Regulatory asset	—	—	—	—	—	2
Net gain	(4)	(2)	—	—	—	(1)
Net periodic postretirement benefit cost (income)	$(6)	$(5)	$(2)	$—	$—	$1

Six Months Ended June 30, 2024
Pension Plans
Service cost	$146	$34	$35	$6	$3	$14
Interest cost	317	74	96	14	4	21
Expected return on plan assets	(631)	(153)	(197)	(29)	(8)	(43)
Amortization:
Prior service costs	—	—	1	—	—	(1)
Regulatory asset	—	—	—	—	—	8
Net loss	27	8	9	2	1	—
Net periodic pension income	$(141)	$(37)	$(56)	$(7)	$—	$(1)

Postretirement Benefits
Service cost	$7	$2	$2	$—	$—	$—
Interest cost	33	8	11	1	—	4
Expected return on plan assets	(44)	(17)	(16)	—	—	(4)
Amortization:
Prior service costs	1	—	—	—	—	—
Regulatory asset	—	—	—	—	—	3
Net gain	(8)	(2)	(1)	(1)	—	(3)
Net periodic postretirement benefit income	$(11)	$(9)	$(4)	$—	$—	$—

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
(I) FAIR VALUE MEASUREMENTS
At June 30, 2025, assets and liabilities measured at fair value on a recurring basis during the period, together with their associated level of the fair value hierarchy, were as follows:

	Fair Value Measurements Using
At June 30, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value as a Practical Expedient (NAV)	Total
	(in millions)
Southern Company
Assets:
Energy-related derivatives(a)	$11	$122	$—	$—	$133
Interest rate derivatives	—	9	—	—	9
Foreign currency derivatives	—	34	—	—	34
Investments in trusts:(b)
Domestic equity	876	268	—	—	1,144
Foreign equity	164	206	—	—	370
U.S. Treasury and government agency securities	—	355	—	—	355
Municipal bonds	—	48	—	—	48
Pooled funds – fixed income	—	5	—	—	5
Corporate bonds	—	495	—	—	495
Mortgage- and asset-backed securities	—	122	—	—	122
Private equity	—	—	—	191	191
Cash and cash equivalents	1	—	—	—	1
Other	33	3	—	9	45
Investments, available-for-sale:
U.S. Treasury and government agency securities	1	10	—	—	11
Corporate bonds	—	2	—	—	2
Mortgage- and asset-backed securities	—	9	—	—	9
Cash equivalents and restricted cash	631	18	—	—	649
Other investments	10	37	8	—	55
Total	$1,727	$1,743	$8	$200	$3,678
Liabilities:
Energy-related derivatives(a)	$6	$66	$—	$—	$72
Interest rate derivatives	—	206	—	—	206
Foreign currency derivatives	—	22	—	—	22
Contingent consideration	3	—	14	—	17
Other	—	13	11	—	24
Total	$9	$307	$25	$—	$341

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Fair Value Measurements Using
At June 30, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value as a Practical Expedient (NAV)	Total
	(in millions)
Alabama Power
Assets:
Energy-related derivatives	$—	$47	$—	$—	$47
Nuclear decommissioning trusts:(b)
Domestic equity	470	258	—	—	728
Foreign equity	164	—	—	—	164
U.S. Treasury and government agency securities	—	17	—	—	17
Municipal bonds	—	1	—	—	1
Corporate bonds	—	299	—	—	299
Mortgage- and asset-backed securities	—	33	—	—	33
Private equity	—	—	—	191	191
Other	11	1	—	9	21
Cash equivalents	145	18	—	—	163
Other investments	—	37	—	—	37
Total	$790	$711	$—	$200	$1,701
Liabilities:
Energy-related derivatives	$—	$23	$—	$—	$23

Georgia Power
Assets:
Energy-related derivatives	$—	$35	$—	$—	$35
Nuclear decommissioning trusts:(b)
Domestic equity	406	1	—	—	407
Foreign equity	—	205	—	—	205
U.S. Treasury and government agency securities	—	338	—	—	338
Municipal bonds	—	47	—	—	47
Corporate bonds	—	196	—	—	196
Mortgage- and asset-backed securities	—	89	—	—	89
Other	22	2	—	—	24
Total	$428	$913	$—	$—	$1,341
Liabilities:
Energy-related derivatives	$—	$19	$—	$—	$19
Interest rate derivatives	—	1	—	—	1
Total	$—	$20	$—	$—	$20

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Fair Value Measurements Using
At June 30, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value as a Practical Expedient (NAV)	Total
	(in millions)
Mississippi Power
Assets:
Energy-related derivatives	$—	$28	$—	$—	$28
Cash equivalents	2	—	—	—	2
Total	$2	$28	$—	$—	$30
Liabilities:
Energy-related derivatives	$—	$19	$—	$—	$19

Southern Power
Assets:
Energy-related derivatives	$—	$4	$—	$—	$4
Foreign currency derivatives	—	26	—	—	26
Total	$—	$30	$—	$—	$30
Liabilities:
Contingent consideration	3	—	14	—	17
Other	—	13	11	—	24
Total	$3	$13	$25	$—	$41

Southern Company Gas
Assets:
Energy-related derivatives(a)	$11	$8	$—	$—	$19
Interest rate derivatives	—	4	—	—	4
Non-qualified deferred compensation trusts:
Domestic equity	—	9	—	—	9
Foreign equity	—	1	—	—	1
Pooled funds – fixed income	—	5	—	—	5
Cash and cash equivalents	1	—	—	—	1
Cash equivalents	212	—	—	—	212
Total	$224	$27	$—	$—	$251
Liabilities:
Energy-related derivatives(a)	$6	$5	$—	$—	$11
Interest rate derivatives	—	63	—	—	63
Total	$6	$68	$—	$—	$74
(a)Excludes cash collateral of $6 million.
(b)Excludes receivables related to investment income, pending investment sales, payables related to pending investment purchases, and currencies. See Note 6 to the financial statements under "Nuclear Decommissioning" in Item 8 of the Form 10-K for additional information.
Southern Company, Alabama Power, and Georgia Power continue to elect the option to fair value investment securities held in the nuclear decommissioning trust funds. The fair value of the funds, including reinvested interest and dividends and excluding the funds' expenses, increased (decreased) by the amounts shown in the table below for

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
the three and six months ended June 30, 2025 and 2024. The changes were recorded as a change to the regulatory assets and liabilities related to AROs for Georgia Power and Alabama Power, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
Fair value increases (decreases)	2025	2024	2025	2024
	(in millions)
Southern Company	$165	$32	$159	$135
Alabama Power	99	19	86	87
Georgia Power	66	13	73	48
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
At June 30, 2025, the fair value measurements of private market investments held in Alabama Power's nuclear decommissioning trusts that are calculated at net asset value per share (or its equivalent) as a practical expedient totaled $200 million and unfunded commitments related to the private market investments totaled $101 million. Private market investments include high-quality private equity funds across several market sectors, funds that invest in real estate assets, and a private credit fund. Private market funds do not have redemption rights. Distributions from these funds will be received as the underlying investments in the funds are liquidated.
At June 30, 2025, other financial instruments for which the carrying amount did not equal fair value were as follows:

	Southern Company(*)	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas(*)
	(in billions)
Long-term debt, including securities due within one year:
Carrying amount	$68.1	$11.5	$19.3	$1.8	$2.7	$8.5
Fair value	63.6	10.3	17.7	1.6	2.7	7.5
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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
At June 30, 2025, the net volume of energy-related derivative contracts for natural gas positions, together with the longest hedge date over which the respective entity is hedging its exposure to the variability in future cash flows for forecasted transactions and the longest non-hedge date for derivatives not designated as hedges, were as follows:

	Net Purchased mmBtu	Longest Hedge Date	Longest Non-Hedge Date
	(in millions)
Southern Company(*)	415	2030	2028
Alabama Power	130	2028	—
Georgia Power	110	2028	—
Mississippi Power	102	2029	—
Southern Power	8	2030	2025
Southern Company Gas(*)	65	2027	2028
(*)Southern Company Gas' derivative instruments include both long and short natural gas positions. A long position is a contract to purchase natural gas and a short position is a contract to sell natural gas. Southern Company Gas' volume represents the net of 78.6 million mmBtu long natural gas positions and 13.6 million mmBtu short natural gas positions at June 30, 2025, which is also included in Southern Company's total volume.
In addition to the volumes discussed above, the traditional electric operating companies and Southern Power enter into physical natural gas supply contracts that provide the option to sell back excess natural gas due to operational constraints. The maximum expected volume of natural gas subject to such a feature is 2.4 million mmBtu for Southern Company, which includes 0.6 million mmBtu for Alabama Power, 0.9 million mmBtu for Georgia Power, 0.4 million mmBtu for Mississippi Power, and 0.5 million mmBtu for Southern Power.
For cash flow hedges of energy-related derivatives, the estimated pre-tax gains (losses) expected to be reclassified from accumulated OCI to earnings for the 12-month period ending June 30, 2026 is immaterial for Southern Company, Southern Power, and Southern Company Gas.
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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
At June 30, 2025, the following interest rate derivatives were outstanding:

	Notional Amount	Weighted Average Interest Rate Paid	Interest Rate Received	Hedge Maturity Date	Fair Value Gain (Loss) at June 30, 2025
	(in millions)				(in millions)
Cash Flow Hedges of Forecasted Debt
Southern Company Gas	$250	4.03%	N/A	September 2025	$4
Georgia Power	275	4.29%	N/A	August 2025	(1)
Fair Value Hedges of Existing Debt
Southern Company parent	400	1-month SOFR + 0.80%	1.75%	March 2028	(30)
Southern Company parent	1,000	1-month SOFR + 2.48%	3.70%	April 2030	(106)
Southern Company parent	565	1-month SOFR + 1.56%	6.50%	March 2045	(1)
Southern Company Gas	500	1-month SOFR + 0.49%	1.75%	January 2031	(63)
Southern Company	$2,990				$(197)
For cash flow hedges of interest rate derivatives, the estimated pre-tax gains (losses) expected to be reclassified from accumulated OCI to interest expense for the 12-month period ending June 30, 2026 are immaterial for Southern Company, the traditional electric operating companies, and Southern Company Gas. Deferred gains and losses related to interest rate derivatives are expected to be amortized into earnings through 2054 for Southern Company, Georgia Power, and Mississippi Power, 2052 for Alabama Power, and 2046 for Southern Company Gas.
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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
At June 30, 2025, the following foreign currency derivatives were outstanding:

	Pay Notional	Pay Rate	Receive Notional	Receive Rate	Hedge Maturity Date	Fair Value Gain (Loss) at June 30, 2025
	(in millions)		(in millions)			(in millions)
Cash Flow Hedges of Existing Debt
Southern Power	$564	3.78%	€500	1.85%	June 2026	$26
Fair Value Hedges of Existing Debt
Southern Company parent	1,476	3.39%	1,250	1.88%	September 2027	(14)
Southern Company	$2,040		€1,750			$12
For cash flow hedges of foreign currency derivatives, the estimated pre-tax gains expected to be reclassified from accumulated OCI to earnings for the 12-month period ending June 30, 2026 are $26 million for Southern Power.
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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The fair value of energy-related derivatives, interest rate derivatives, and foreign currency derivatives was reflected as either assets or liabilities in the balance sheets (included in "Other" or shown separately as "Risk Management Activities") as follows:

	At June 30, 2025		At December 31, 2024
Derivative Category and Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
	(in millions)
Southern Company
Energy-related derivatives designated as hedging instruments for regulatory purposes
Current	$57	$38	$33	$82
Non-current	63	26	42	40
Total derivatives designated as hedging instruments for regulatory purposes	120	64	75	122
Derivatives designated as hedging instruments in cash flow and fair value hedges
Energy-related derivatives:
Current	5	2	4	3
Non-current	4	—	4	—
Interest rate derivatives:
Current	9	57	—	61
Non-current	—	149	—	208
Foreign currency derivatives:
Current	26	22	—	36
Non-current	8	—	—	182
Total derivatives designated as hedging instruments in cash flow and fair value hedges	52	230	8	490
Energy-related derivatives not designated as hedging instruments
Current	4	6	5	3
Non-current	—	—	1	—
Total derivatives not designated as hedging instruments	4	6	6	3
Gross amounts recognized	176	300	89	615
Gross amounts offset(a)	(56)	(62)	(44)	(61)
Net amounts recognized in the Balance Sheets(b)	$120	$238	$45	$554

Alabama Power
Energy-related derivatives designated as hedging instruments for regulatory purposes
Current	$23	$13	$11	$30
Non-current	24	10	15	12
Total derivatives designated as hedging instruments for regulatory purposes	47	23	26	42
Gross amounts offset	(20)	(20)	(19)	(19)
Net amounts recognized in the Balance Sheets	$27	$3	$7	$23

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	At June 30, 2025		At December 31, 2024
Derivative Category and Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
	(in millions)
Georgia Power
Energy-related derivatives designated as hedging instruments for regulatory purposes
Current	$15	$11	$6	$32
Non-current	20	6	13	9
Total derivatives designated as hedging instruments for regulatory purposes	35	17	19	41
Interest rate derivatives designated as hedging instruments in cash flow and fair value hedges
Current	—	1	—	—
Energy-related derivatives not designated as hedging instruments
Current	—	2	—	1
Gross amounts recognized	35	20	19	42
Gross amounts offset	(16)	(16)	(15)	(15)
Net amounts recognized in the Balance Sheets	$19	$4	$4	$27

Mississippi Power
Energy-related derivatives designated as hedging instruments for regulatory purposes
Current	$9	$9	$5	$15
Non-current	19	10	14	19
Total derivatives designated as hedging instruments for regulatory purposes	28	19	19	34
Gross amounts offset	(16)	(16)	(17)	(17)
Net amounts recognized in the Balance Sheets	$12	$3	$2	$17

Southern Power
Derivatives designated as hedging instruments in cash flow hedges
Energy-related derivatives:
Current	$1	$—	$1	$—
Non-current	3	—	3	—
Foreign currency derivatives:
Current	26	—	—	11
Non-current	—	—	—	40
Total derivatives designated as hedging instruments in cash flow hedges	30	—	4	51
Net amounts recognized in the Balance Sheets	$30	$—	$4	$51

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	At June 30, 2025		At December 31, 2024
Derivative Category and Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
	(in millions)
Southern Company Gas
Energy-related derivatives designated as hedging instruments for regulatory purposes
Current	$10	$5	$11	$5
Derivatives designated as hedging instruments in cash flow and fair value hedges
Energy-related derivatives:
Current	4	2	3	3
Non-current	1	—	1	—
Interest rate derivatives:
Current	4	15	—	17
Non-current	—	48	—	67
Total derivatives designated as hedging instruments in cash flow and fair value hedges	9	65	4	87
Energy-related derivatives not designated as hedging instruments
Current	4	4	5	2
Non-current	—	—	1	—
Total derivatives not designated as hedging instruments	4	4	6	2
Gross amounts recognized	23	74	21	94
Gross amounts offset(a)	(4)	(10)	7	(10)
Net amounts recognized in the Balance Sheets(b)	$19	$64	$28	$84
(a)Gross amounts offset includes cash collateral held on deposit in broker margin accounts of $6 million and $17 million at June 30, 2025 and December 31, 2024, respectively.
(b)Net amounts of derivative instruments outstanding exclude immaterial premium and intrinsic value associated with weather derivatives at June 30, 2025 and December 31, 2024.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
At June 30, 2025 and December 31, 2024, the pre-tax effects of unrealized derivative gains (losses) arising from energy-related derivative instruments designated as regulatory hedging instruments and deferred were as follows:

Regulatory Hedge Unrealized Gain (Loss) Recognized in the Balance Sheet
Derivative Category and Balance Sheet Location	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Company Gas
	(in millions)
At June 30, 2025:
Energy-related derivatives:
Other regulatory assets, current	$(8)	$(3)	$(1)	$(3)	$(1)
Other regulatory liabilities, current	26	13	5	3	5
Other regulatory liabilities, deferred	37	14	14	9	—
Total energy-related derivative gains (losses)	$55	$24	$18	$9	$4

At December 31, 2024:
Energy-related derivatives:
Other regulatory assets, current	$(61)	$(23)	$(26)	$(11)	$(1)
Other regulatory assets, deferred	(5)	—	—	(5)	—
Other regulatory liabilities, current	8	4	—	—	4
Other regulatory liabilities, deferred	8	3	4	1	—
Total energy-related derivative gains (losses)	$(50)	$(16)	$(22)	$(15)	$3

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
For the three and six months ended June 30, 2025 and 2024, the pre-tax effects of cash flow and fair value hedge accounting on accumulated OCI for the applicable Registrants were as follows:

Gain (Loss) Recognized in OCI on Derivatives	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
Southern Company
Cash flow hedges:
Energy-related derivatives	$(13)	$3	$6	$(5)
Interest rate derivatives	9	1	5	24
Foreign currency derivatives	47	(6)	67	(20)
Fair value hedges(*):
Foreign currency derivatives	3	(4)	(13)	(4)
Total	$46	$(6)	$65	$(5)

Georgia Power
Cash flow hedges:
Interest rate derivatives	$5	$—	$3	$16

Mississippi Power
Cash flow hedges:
Interest rate derivatives	$—	$—	$—	$7

Southern Power
Cash flow hedges:
Energy-related derivatives	$(1)	$1	$2	$—
Foreign currency derivatives	47	(6)	67	(20)
Total	$46	$(5)	$69	$(20)

Southern Company Gas
Cash flow hedges:
Energy-related derivatives	$(12)	$2	$4	$(5)
Interest rate derivatives	4	1	4	1
Total	$(8)	$3	$8	$(4)
(*)Represents amounts excluded from the assessment of effectiveness for which the difference between changes in fair value and periodic amortization is recorded in OCI.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
For the three and six months ended June 30, 2025 and 2024, the pre-tax effects of cash flow and fair value hedge accounting on income were as follows:

		Gain (Loss)
Statements of Income Location	Derivative Category	Three Months Ended June 30,		Six Months Ended June 30,
		2025	2024	2025	2024
		(in millions)
Southern Company
Fuel	Energy-related cash flow hedges	$—	$(1)	$1	$(2)
Cost of natural gas	Energy-related cash flow hedges	1	(7)	—	(30)
Other operations and maintenance	Energy-related cash flow hedges	—	—	—	(1)
Interest expense, net of amounts capitalized	Interest rate cash flow hedges	(3)	(4)	(6)	(8)
	Foreign currency cash flow hedges	(2)	(3)	(5)	(6)
	Interest rate fair value hedges	29	—	69	(31)
Other income (expense), net	Foreign currency cash flow hedges	45	(5)	67	(17)
	Foreign currency fair value hedges	115	(18)	155	21
	Amount excluded from effectiveness testing recognized in earnings	(3)	5	13	5
Southern Power
Fuel	Energy-related cash flow hedges	$—	$(1)	$1	$(2)
Interest expense, net of amounts capitalized	Foreign currency cash flow hedges	(2)	(3)	(5)	(6)
Other income (expense), net	Foreign currency cash flow hedges	45	(5)	67	(17)
Southern Company Gas
Cost of natural gas	Energy-related cash flow hedges	$1	$(7)	$—	$(30)
Operations and maintenance	Energy-related cash flow hedges	—	—	—	(1)
Interest expense, net of amounts capitalized	Interest rate fair value hedges	3	(6)	21	(10)
At June 30, 2025 and December 31, 2024, the following amounts were recorded on the balance sheets related to cumulative basis adjustments for fair value hedges:

	Carrying Amount of the Hedged Item		Cumulative Amount of Fair Value Hedging Adjustment included in Carrying Amount of the Hedged Item
Balance Sheet Location of Hedged Items	At June 30, 2025	At December 31, 2024	At June 30, 2025	At December 31, 2024
	(in millions)
Southern Company
Long-term debt	$(3,798)	$(2,936)	$164	$242

Southern Company Gas
Long-term debt	$(442)	$(422)	$56	$75
Pre-tax gains (losses) on energy-related derivatives not designated as hedging instruments were $(14) million and $16 million for the three months ended June 30, 2025 and 2024, respectively, and $(6) million and $63 million for the six months ended June 30, 2025 and 2024, respectively, and reflected in cost of natural gas on the statements of income of Southern Company and Southern Company Gas.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Contingent Features
The Registrants do not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain derivatives that could require collateral, but not accelerated payment, in the event of various credit rating changes of certain Southern Company subsidiaries. Generally, collateral may be provided by a Southern Company guaranty, letter of credit, or cash. At June 30, 2025, the Registrants had no collateral posted with derivative counterparties to satisfy these arrangements.
For Southern Company, the fair value of foreign currency derivative liabilities and interest rate derivative liabilities with contingent features, and the maximum potential collateral requirements arising from the credit-risk-related contingent features at a rating below BBB- and/or Baa3, was $35 million at June 30, 2025. For Southern Power, the fair value of foreign currency derivative liabilities with contingent features, and the maximum potential collateral requirements arising from the credit-risk-related contingent features at a rating below BBB- and/or Baa3, was $13 million at June 30, 2025. For the traditional electric operating companies and Southern Power, energy-related derivative liabilities with contingent features and the maximum potential collateral requirements arising from the credit-risk-related contingent features, at a rating below BBB- and/or Baa3, were immaterial at June 30, 2025. The maximum potential collateral requirements arising from the credit-risk-related contingent features for the traditional electric operating companies and Southern Power include certain agreements that could require collateral in the event that one or more Southern Company power pool participants has a credit rating change to below investment grade.
Alabama Power and Southern Power maintain accounts with certain regional transmission organizations to facilitate financial derivative transactions and they may be required to post collateral based on the value of the positions in these accounts and the associated margin requirements. At June 30, 2025, cash collateral posted in these accounts was immaterial for Alabama Power and Southern Power. Southern Company Gas maintains accounts with brokers or the clearing houses of certain exchanges to facilitate financial derivative transactions. Based on the value of the positions in these accounts and the associated margin requirements, Southern Company Gas may be required to deposit cash into these accounts, which are netted with energy-related derivatives recognized in the balance sheets.
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
Alabama Power
On June 6, 2025, the FERC approved Alabama Power's acquisition of Tenaska Alabama Partners, L.P., which owns and operates the Lindsay Hill Generating Station. The ultimate outcome of this matter cannot be determined at this time. See Note (B) under "Alabama Power – Petition for Certificate of Convenience and Necessity" for additional information.
Mississippi Power
On June 19, 2025, the Florida PSC issued a final order approving the transfer of FP&L's 50% ownership interest in Plant Daniel Units 1 and 2 to Mississippi Power. On July 30, 2025, Mississippi Power completed the acquisition of FP&L's 50% interest in Plant Daniel Units 1 and 2 and, as part of the acquisition, received approximately $36 million from FP&L. See Note 2 to the financial statements under "Mississippi Power – Plant Daniel" in Item 8 of the Form 10-K for additional information.
Southern Power
Construction Projects
During the six months ended June 30, 2025, Southern Power continued construction of the three phases of the 512-MW Millers Branch solar facility. At June 30, 2025, the total cost of construction incurred for the Millers Branch project was $537 million, which is primarily included in CWIP. The ultimate outcome of these matters cannot be determined at this time.

Project Facility	Resource	Approximate Nameplate Capacity (MW)	Location	Projected COD	PPA Contract Period
Projects Under Construction at June 30, 2025
Millers Branch
Phase I	Solar	200	Haskell County, TX	Fourth quarter 2025	20 years
Phase II	Solar	180	Haskell County, TX	Second quarter 2026	15 years
Phase III	Solar	132	Haskell County, TX	Fourth quarter 2026	15 years
Wind Repowering Projects
During the six months ended June 30, 2025, Southern Power continued the development project to repower the Kay Wind facility. In addition, Southern Power committed to development projects to repower the Grant Plains, Grant Wind, and Wake Wind facilities. At June 30, 2025, the total cost of construction incurred related to the projects was

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
$89 million and is included in CWIP. The repowered output of the facilities is contracted under new and amended PPAs. The ultimate outcome of these matters cannot be determined at this time.

Project Facility	Resource	Approximate Nameplate Capacity (MW)	Location	Projected COD
Projects Under Construction at June 30, 2025
Kay Wind(*)	Wind	200	Kay County, OK	Third quarter 2026
Grant Plains	Wind	147	Grant County, OK	Fourth quarter 2026
Grant Wind	Wind	152	Grant County, OK	Fourth quarter 2026
Wake Wind	Wind	257	Crosby & Floyd Counties, TX	Second quarter 2027
(*)The facility has a total capacity of 299 MWs, of which 200 MWs is projected to be repowered and is contracted under an amended PPA.
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
Southern Company's reportable business segments are the sale of electricity by the traditional electric operating companies, the sale of electricity in the competitive wholesale market by Southern Power, and the sale of natural gas and other complementary products and services by Southern Company Gas. While the traditional electric operating companies represent three separate operating segments, they are vertically integrated utilities providing electric service to retail customers, as well as wholesale customers, in the Southeast and have been aggregated into one reportable segment. Revenues from sales by Southern Power to the traditional electric operating companies were $114 million and $229 million for the three and six months ended June 30, 2025, respectively, and $86 million and $179 million for the three and six months ended June 30, 2024, respectively. Revenues from sales of natural gas from Southern Company Gas to the traditional electric operating companies and Southern Power were immaterial for all periods presented. The "All Other" column includes the Southern Company parent entity, which does not allocate operating expenses to business segments. Also, this category includes segments below the quantitative threshold for separate disclosure. These segments include providing distributed energy and resilience solutions and deploying microgrids for commercial, industrial, governmental, and utility customers, as well as investments in telecommunications. All other inter-segment revenues are not material.
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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Financial data for business segments for the three and six months ended June 30, 2025 and 2024 was as follows:

	Electric Utilities
	Traditional Electric Operating Companies	Southern Power	Eliminations	Total	Southern Company Gas	Total Reportable Segments	All Other	Eliminations	Consolidated
	(in millions)
Three Months Ended June 30, 2025
Operating revenues	$5,380	$546	$(122)	$5,804	$979	$6,783	$225	$(35)	$6,973
Other segment items(a)	2,674	296	(122)	2,848	599	3,447	193	(23)	3,617
Depreciation and amortization(b)	957	177	—	1,134	172	1,306	17	—	1,323
Earnings from equity method investments	4	—	—	4	23	27	(17)	—	10
Interest expense(c)	336	24	—	360	92	452	422	—	874
Income taxes (benefit)	370	(2)	—	368	33	401	(112)	—	289
Segment net income (loss)(b)(c)(d)	$1,047	$51	$—	$1,098	$106	$1,204	$(312)	$(12)	$880

Six Months Ended June 30, 2025
Operating revenues	$10,692	$1,113	$(245)	$11,560	$2,818	$14,378	$454	$(84)	$14,748
Other segment items(a)	5,468	599	(245)	5,822	1,670	7,492	401	(81)	7,812
Depreciation and amortization(b)	1,905	329	—	2,234	341	2,575	33	—	2,608
Earnings from equity method investments	2	—	—	2	62	64	(21)	—	43
Interest expense(c)	652	50	—	702	183	885	703	—	1,588
Income taxes (benefit)	596	(3)	—	593	162	755	(186)	—	569
Segment net income (loss)(b)(c)(d)	$2,073	$138	$—	$2,211	$524	$2,735	$(518)	$(3)	$2,214

At June 30, 2025
Goodwill	$—	$2	$—	$2	$5,015	$5,017	$144	$—	$5,161
Total assets	108,676	12,817	(1,013)	120,480	26,376	146,856	2,417	(420)	148,853

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Electric Utilities
	Traditional Electric Operating Companies	Southern Power	Eliminations	Total	Southern Company Gas	Total Reportable Segments	All Other	Eliminations	Consolidated
	(in millions)
Three Months Ended June 30, 2024
Operating revenues	$5,025	$524	$(93)	$5,456	$831	$6,287	$222	$(46)	$6,463
Other segment items(a)(e)	2,322	268	(93)	2,497	478	2,975	193	(43)	3,125
Depreciation and amortization	880	127	—	1,007	158	1,165	17	—	1,182
Earnings from equity method investments	—	—	—	—	32	32	(1)	—	31
Interest expense	323	30	—	353	83	436	259	(1)	694
Income taxes (benefit)	308	13	—	321	36	357	(67)	—	290
Segment net income (loss)(d)(e)	$1,192	$86	$—	$1,278	$108	$1,386	$(181)	$(2)	$1,203

Six Months Ended June 30, 2024
Operating revenues	$9,463	$997	$(189)	$10,271	$2,538	$12,809	$383	$(83)	$13,109
Other segment items(a)(e)	4,603	512	(189)	4,926	1,443	6,369	347	(60)	6,656
Depreciation and amortization	1,733	245	—	1,978	313	2,291	36	—	2,327
Earnings from equity method investments	2	—	—	2	76	78	(2)	1	77
Interest expense	635	59	—	694	167	861	508	(11)	1,358
Income taxes (benefit)	482	(1)	—	481	174	655	(142)	—	513
Segment net income (loss)(d)(e)	$2,012	$182	$—	$2,194	$517	$2,711	$(368)	$(11)	$2,332

At December 31, 2024
Goodwill	$—	$2	$—	$2	$5,015	$5,017	$144	$—	$5,161
Total assets	105,577	12,653	(1,025)	117,205	26,177	143,382	2,371	(573)	145,180
(a)Primarily consists of fuel, purchased power, cost of natural gas, cost of other sales, other operations and maintenance, taxes other than income taxes, AFUDC equity, non-service cost-related retirement benefits income, and net income (loss) attributable to noncontrolling interests.
(b)For Southern Power, includes accelerated depreciation related to the repowering of the Kay Wind, Grant Plains, and Grant Wind facilities of $42 million ($31 million after tax, net of noncontrolling interest impacts) and $69 million ($51 million after tax, net of noncontrolling interest impacts) for the three and six months ended June 30, 2025, respectively. See Note (K) under "Southern Power – Wind Repowering Projects" herein and Note 15 to the financial statements under "Southern Power – Development Projects" in Item 8 of the Form 10-K for additional information.
(c)For all other, includes a pre-tax loss of $129 million ($97 million after tax) associated with the extinguishment of debt at the parent company. See Note (F) under "Convertible Senior Notes" herein for additional information.
(d)Attributable to Southern Company.
(e)For the traditional electric operating companies, includes a pre-tax credit to income at Georgia Power of $21 million ($16 million after tax) related to the estimated probable loss associated with the completion of Plant Vogtle Units 3 and 4, as well as a pre-tax gain at Georgia Power of approximately $114 million ($84 million after tax) related to the sale of transmission line assets under the integrated transmission system agreement. See Note 2 to the financial statements under "Georgia Power" in Item 8 of the Form 10-K for additional information.
Traditional Electric Operating Companies
Each of the traditional electric operating companies' single reportable business segment is the sale of electricity.
Alabama Power and Georgia Power have identified utility operations and maintenance expenses as significant segment expenses provided to their CODMs. Utility operations and maintenance expenses is calculated as other operations and maintenance, as reflected on the statements of income, less expenses from unregulated products and

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
services, losses (gains) on asset dispositions, impairment charges, amortization of cloud software, and, for Georgia Power, charges (credits) for estimated loss on Plant Vogtle Units 3 and 4. Alabama Power's utility operations and maintenance expenses are disaggregated into expenses related to Rate RSE and Rate CNP Compliance, which are not applicable to Georgia Power. See Note 2 to the financial statements under "Alabama Power" in Item 8 of the Form 10-K for additional information.
Financial data for Alabama Power's and Georgia Power's significant segment expenses and other segment information for the three and six months ended June 30, 2025 and 2024 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
Alabama Power
Operating revenues	$1,968	$1,873	$3,980	$3,664
Utility operations and maintenance
Rate RSE expenses	374	339	739	664
Rate CNP Compliance expenses	67	66	142	129
Total utility operations and maintenance	441	405	881	793
Other segment items(a)	544	519	1,152	1,033
Depreciation and amortization	371	364	741	725
Interest expense	116	114	225	224
Income taxes	115	102	226	187
Segment net income	$381	$369	$755	$702

Capital expenditures	$599	$470	$1,159	$921

Georgia Power
Operating revenues	$3,110	$2,875	$6,148	$5,273
Utility operations and maintenance	568	499	1,104	962
Other segment items(a)(b)	989	790	2,106	1,610
Depreciation and amortization	512	447	1,015	872
Interest expense	198	185	385	359
Income taxes	236	192	334	271
Segment net income(b)	$607	$762	$1,204	$1,199

Capital expenditures	$1,676	$1,320	$3,313	$2,353
(a)Primarily consists of fuel, purchased power, expenses from unregulated products and services, losses (gains) on asset dispositions, amortization of cloud software, taxes other than income taxes, AFUDC equity, non-service cost-related retirement benefits income, and, for Georgia Power, charges (credits) for estimated loss on Plant Vogtle Units 3 and 4. Also includes earnings from equity method investments, which were immaterial for all periods presented.
(b)For the three and six months ended June 30, 2024, includes a pre-tax credit to income of $21 million ($16 million after tax) related to the estimated probable loss associated with the completion of Plant Vogtle Units 3 and 4, as well as a pre-tax gain of approximately $114 million ($84 million after tax) related to the sale of transmission line assets under the integrated transmission system agreement. See Note 2 to the financial statements under "Georgia Power" in Item 8 of the Form 10-K for additional information.
Mississippi Power's CODM utilizes segment expense information in the form of variances to budget to assess performance; therefore, Mississippi Power has no reportable significant segment expenses. Mississippi Power's segment information for revenues, depreciation and amortization, interest expense, and income taxes is reflected on its statements of income. Mississippi Power's earnings from equity method investments are included in other income (expense), net on its statements of income and were immaterial for all periods presented. Other segment items primarily consist of fuel and purchased power, other operations and maintenance, taxes other than income taxes, and non-service cost-related retirement benefits income and totaled $252 million and $528 million for the

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
three and six months ended June 30, 2025, respectively, and $221 million and $438 million for the three and six months ended June 30, 2024, respectively.
Southern Power
Southern Power's single reportable business segment is the sale of electricity in the competitive wholesale market. Southern Power's CODM utilizes segment expense information in the form of variances to budget to assess performance; therefore, Southern Power has no reportable significant segment expenses. Southern Power's segment information for revenues, depreciation and amortization, interest expense, and income taxes (benefit) is reflected on its consolidated statements of income. Southern Power had no earnings from equity method investments for any period presented. Other segment items primarily consist of fuel, purchased power, other operations and maintenance, taxes other than income taxes, and net income (loss) attributable to noncontrolling interests and totaled $296 million and $599 million for the three and six months ended June 30, 2025, respectively, and $268 million and $512 million for the three and six months ended June 30, 2024, respectively.
For the three and six months ended June 30, 2025, depreciation and amortization includes accelerated depreciation of $42 million ($31 million after tax, net of noncontrolling interest impacts) and $69 million ($51 million after tax, net of noncontrolling interest impacts), respectively, related to the repowering of the Kay Wind, Grant Plains, and Grant Wind facilities. See Note (K) under "Southern Power – Wind Repowering Projects" herein and Note 15 to the financial statements under "Southern Power – Development Projects" in Item 8 of the Form 10-K for additional information.
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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Financial data for business segments for the three and six months ended June 30, 2025 and 2024 was as follows:

	Gas Distribution Operations	Gas Pipeline Investments	Gas Marketing Services	Total Reportable Segments	All Other	Eliminations	Consolidated
	(in millions)
Three Months Ended June 30, 2025
Operating revenues	$885	$8	$83	$976	$5	$(2)	$979
Other segment items(*)	526	1	68	595	6	(2)	599
Depreciation and amortization	167	1	3	171	1	—	172
Earnings from equity method investments	—	23	—	23	—	—	23
Interest expense	82	9	1	92	—	—	92
Income taxes	19	5	3	27	6	—	33
Segment net income	$91	$15	$8	$114	$(8)	$—	$106

Six Months Ended June 30, 2025
Operating revenues	$2,454	$16	$345	$2,815	$9	$(6)	$2,818
Other segment items(*)	1,431	3	234	1,668	8	(6)	1,670
Depreciation and amortization	330	3	7	340	1	—	341
Earnings from equity method investments	—	62	—	62	—	—	62
Interest expense	164	18	1	183	—	—	183
Income taxes (benefit)	123	13	29	165	(3)	—	162
Segment net income	$406	$41	$74	$521	$3	$—	$524

Total assets at June 30, 2025	$24,864	$1,595	$1,679	$28,138	$10,492	$(12,254)	$26,376

Three Months Ended June 30, 2024
Operating revenues	$749	$8	$70	$827	$7	$(3)	$831
Other segment items(*)	420	2	52	474	7	(3)	478
Depreciation and amortization	152	1	4	157	1	—	158
Earnings from equity method investments	—	32	—	32	—	—	32
Interest expense	76	9	2	87	(4)	—	83
Income taxes	21	6	3	30	6	—	36
Segment net income (loss)	$80	$22	$9	$111	$(3)	$—	$108

Six Months Ended June 30, 2024
Operating revenues	$2,212	$16	$305	$2,533	$13	$(8)	$2,538
Other segment items(*)	1,246	4	193	1,443	8	(8)	1,443
Depreciation and amortization	303	2	7	312	1	—	313
Earnings from equity method investments	—	76	—	76	—	—	76
Interest expense	154	18	2	174	(7)	—	167
Income taxes (benefit)	127	16	29	172	2	—	174
Segment net income	$382	$52	$74	$508	$9	$—	$517

Total assets at December 31, 2024	$24,067	$1,573	$1,696	$27,336	$10,047	$(11,206)	$26,177
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
Recent Developments
Alabama Power
On June 5, 2025, the Alabama PSC approved an order authorizing Alabama Power to implement changes related to the Jurisdictional Separation Study (JSS) under Rate RSE, which allocates costs between retail and other electric services. For 2026, a revised JSS allocation factor will account for system capacity previously allocated to wholesale electric services that will be used for retail electric service starting January 1, 2026. In addition, Alabama Power is authorized to establish a regulatory asset to defer certain costs associated with this capacity for 2026, and those costs are estimated to be approximately $100 million. Beginning in 2027, Alabama Power will amortize the regulatory asset on a levelized basis over a period not exceeding 10 years.
On June 6, 2025, the FERC approved Alabama Power's acquisition of Tenaska Alabama Partners, L.P., which owns and operates the Lindsay Hill Generating Station. The ultimate outcome of this matter cannot be determined at this time. See Note (B) to the Condensed Financial Statements under "Alabama Power – Petition for Certificate of Convenience and Necessity" herein for additional information.
Georgia Power
2022 ARP
On July 1, 2025, the Georgia PSC approved a settlement agreement among Georgia Power, the staff of the Georgia PSC, and certain intervenors to extend the 2022 ARP for an additional three-year term through December 31, 2028 (ARP Extension). Under the ARP Extension, base rates will not be adjusted in 2026, 2027, or 2028 except for reasonable and prudent storm damage costs incurred through December 31, 2025, which will be determined in a separate regulatory proceeding.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Under the ARP Extension, Georgia Power's retail ROE set point will continue at 10.50% and its equity ratio will continue at 56%. Additionally, the retail ROE range approved by the Georgia PSC in the 2022 ARP, of 9.50% to 11.90%, will continue.
See Note (B) to the Condensed Financial Statements under "Georgia Power – 2022 ARP" herein for additional information.
Integrated Resource Plans
On June 20, 2025, Georgia Power requested certification from the Georgia PSC for a Georgia Power-owned battery energy storage facility with a capacity of 200 MWs and a projected COD in 2027. Georgia Power expects the Georgia PSC to render a final decision in September 2025.
On July 30, 2025, Georgia Power requested certification from the Georgia PSC, for which a final decision is expected to be rendered in December 2025, for the following resources:
•As included in the 2022 IRP final order, Georgia Power initiated a request for proposals (RFP) of up to 8,500 MWs of capacity from a variety of resources with projected CODs or delivery commencement dates between 2028 and 2030. The RFP resulted in 18 resources, totaling 7,999 MWs, being selected.
•In July 2025, Georgia Power extended 50 MWs of an existing 750-MW affiliate PPA with Mississippi Power for an additional year through December 31, 2029.
•Additionally, in July 2025, Georgia Power executed a 20-year non-affiliate PPA for 930 MWs commencing in 2030 and five 25-year non-affiliate PPAs totaling 646 MWs commencing in 2027.
•Georgia Power entered into agreements to initiate acquisition of property and construction of a 260-MW Georgia Power-owned battery energy storage facility with a projected COD in 2027 to be paired with an existing non-affiliate solar PPA.
The certification requests on June 20, 2025 and July 30, 2025 associated with these Georgia Power-owned projects and related transmission investments total approximately $16.7 billion, excluding AFUDC.
The ultimate outcome of these matters cannot be determined at this time. See Note (B) to the Condensed Financial Statements under "Georgia Power – Integrated Resource Plans" and FINANCIAL CONDITION AND LIQUIDITY – "Cash Requirements" herein for additional information.
2025 IRP
On July 15, 2025, the Georgia PSC approved Georgia Power's 2025 IRP, as modified by a stipulation among Georgia Power, the staff of the Georgia PSC, and certain intervenors. In the 2025 IRP decision, the Georgia PSC approved several requests, including the following:
•Extended operation of Plant Scherer Unit 3 (614 MWs based on 75% ownership) through at least December 31, 2035 and Plant Gaston Units 1 through 4 (500 MWs based on 50% ownership through SEGCO) through at least December 31, 2034.
•Installation of environmental controls and natural gas co-firing at Plant Bowen Units 1 through 4 (3,160 MWs), Plant Scherer Units 1 and 2 (137 MWs based on 8.4% ownership), and Plant Scherer Unit 3 for compliance with both ELG supplemental rules and GHG rules.
•Upgrades to Plant McIntosh Units 10 and 11 (1,319 MWs) for a projected 194 MWs of incremental capacity by 2028 and Plant McIntosh Units 1 through 8 (640 MWs) for a projected 74 MWs of incremental capacity by 2033.
•Upgrades to Plant Vogtle Units 1 and 2 (1,060 MWs based on 45.7% ownership) for a projected 54 MWs of incremental capacity, some of which could be available as early as 2028.
•Investments related to the continued reliable hydro operations of four facilities, as well as the authority to spend up to $25 million to undertake engineering studies related to two additional hydro facilities.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
•RFP for at least 1,100 MWs of utility scale and distributed generation renewable resources.
See Note (B) to the Condensed Financial Statements under "Georgia Power – Integrated Resource Plans" herein for additional information.
Mississippi Power
On April 3, 2025, the FERC approved a settlement agreement filed by Mississippi Power and Cooperative Energy in December 2024, as part of the MRA tariff.
On June 17, 2025, the Mississippi PSC approved Mississippi Power's annual retail PEP filing for 2025, resulting in an annual increase in revenues of approximately 4.0%, or $41 million. In accordance with the PEP rate schedule, an increase of 2.0% of total retail revenues, or approximately $22 million, became effective with the first billing cycle of April 2025, and the remaining approximately $19 million became effective with the first billing cycle of July 2025.
On June 19, 2025, the Florida PSC issued a final order approving the transfer of FP&L's 50% ownership interest in Plant Daniel Units 1 and 2 to Mississippi Power. On July 30, 2025, Mississippi Power completed the acquisition of FP&L's 50% interest in Plant Daniel Units 1 and 2 and, as part of the acquisition, received approximately $36 million from FP&L.
See Note (B) to the Condensed Financial Statements under "Mississippi Power" herein for additional information.
Southern Power
During the six months ended June 30, 2025, Southern Power continued the development project to repower 200 MWs of the 299-MW Kay Wind facility. In addition, Southern Power committed to development projects to repower the full capacity of the 147-MW Grant Plains, the 152-MW Grant Wind, and the 257-MW Wake Wind facilities. The output of the development projects is contracted under new and amended PPAs, with commercial operations projected to occur between the third quarter 2026 and the second quarter 2027. The ultimate outcome of these matters cannot be determined at this time. See Note (K) to the Condensed Financial Statements under "Southern Power" herein for additional information.
Subsequent to June 30, 2025, Southern Power notified the Class A members of its intent to exercise the option to purchase all Class A membership interests in the SP Wind tax equity partnership on December 31, 2025 under the terms of the limited liability agreement. See Note (E) to the Condensed Financial Statements under "Southern Power" herein for additional information.
At June 30, 2025, Southern Power's average investment coverage ratio for its generating assets, including those owned with various partners, based on the ratio of investment under contract to total investment using the respective facilities' net book value (or expected in-service value for facilities under construction) as the investment amount was 96% through 2029 and 87% through 2034, with an average remaining contract duration of approximately 12 years.
RESULTS OF OPERATIONS
Southern Company
Net Income

Second Quarter 2025 vs. Second Quarter 2024		Year-to-Date 2025 vs. Year-to-Date 2024
(change in millions)	(% change)	(change in millions)	(% change)
$(323)	(26.8)	$(118)	(5.1)
Consolidated net income attributable to Southern Company was $880 million ($0.80 per share) in the second quarter 2025 compared to $1.2 billion ($1.10 per share) for the corresponding period in 2024. For year-to-date 2025, consolidated net income attributable to Southern Company was $2.2 billion ($2.01 per share) compared to $2.3

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
billion ($2.13 per share) for the corresponding period in 2024. The decreases were primarily due to increases in non-fuel operations and maintenance expenses, depreciation and amortization, interest expense, and income taxes, partially offset by increases in retail electric revenues associated with rates and pricing and sales growth, natural gas revenues associated with base rate increases, other revenues, and allowance for equity funds used during construction. Also contributing to the second quarter 2025 decrease were weather impacts, which partially offset the increase in retail electric revenues.
Retail Electric Revenues
In the second quarter 2025, retail electric revenues were $4.8 billion compared to $4.5 billion for the corresponding period in 2024. For year-to-date 2025, retail electric revenues were $9.4 billion compared to $8.4 billion for the corresponding period in 2024. Details of the changes in retail electric revenues were as follows:

	Second Quarter 2025 vs. Second Quarter 2024		Year-to-Date 2025 vs. Year-to-Date 2024
	(change in millions)	(% change)	(change in millions)	(% change)
Rates and pricing	$199	4.4%	$558	6.6%
Sales growth	93	2.1	69	0.8
Weather	(100)	(2.2)	17	0.2
Fuel and other cost recovery	80	1.8	287	3.4
Retail electric revenues	$272	6.1%	$931	11.0%
Changes in rates and pricing resulted in an increase in revenues in the second quarter and year-to-date 2025 when compared to the corresponding periods in 2024 primarily due to the inclusion of Plant Vogtle Unit 4 in retail rates net of elimination of the NCCR tariff at Georgia Power, an increase in Rate RSE at Alabama Power, base tariff increases and increased ECCR tariff revenues at Georgia Power in accordance with the 2022 ARP, and higher contributions from commercial and industrial customers with variable demand-driven pricing at Georgia Power. See Note 2 to the financial statements under "Alabama Power" and "Georgia Power" in Item 8 of the Form 10-K for additional information.
Changes in sales resulted in an increase in revenues in the second quarter and year-to-date 2025 when compared to the corresponding periods in 2024. Weather-adjusted residential KWH sales increased 2.8% in the second quarter 2025 primarily due to increased customer usage and customer growth. Weather-adjusted residential KWH sales increased 0.3% for year-to-date 2025 primarily due to customer growth, largely offset by decreased customer usage. Weather-adjusted commercial KWH sales increased 3.5% and 2.0% in the second quarter and year-to-date 2025, respectively, primarily due to increased customer usage, primarily driven by data centers. Industrial KWH sales increased 2.8% and 1.7% in the second quarter and year-to-date 2025, respectively, primarily due to increases in the paper, primary metals, and transportation sectors, partially offset by a decrease in the pipeline sector.
Fuel and other cost recovery revenues increased $80 million and $287 million in the second quarter and year-to-date 2025, respectively, compared to the corresponding periods in 2024 primarily due to higher recoverable fuel costs. Electric rates for the traditional electric operating companies include provisions to adjust billings for fluctuations in fuel costs, including the energy component of purchased power costs. Under these provisions, fuel revenues generally equal fuel expenses, including the energy component of PPA costs, and do not affect net income. The traditional electric operating companies each have one or more regulatory mechanisms to recover other costs such as environmental and other compliance costs, storm damage, new plants, and PPA capacity costs. See Note 2 to the financial statements in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements herein for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Wholesale Electric Revenues

Second Quarter 2025 vs. Second Quarter 2024		Year-to-Date 2025 vs. Year-to-Date 2024
(change in millions)	(% change)	(change in millions)	(% change)
$54	8.6	$227	18.9
In the second quarter 2025, wholesale electric revenues were $681 million compared to $627 million for the corresponding period in 2024. For year-to-date 2025, wholesale electric revenues were $1.4 billion compared to $1.2 billion for the corresponding period in 2024. The increases in the second quarter and year-to-date 2025 were due to increases in energy revenues of $60 million and $239 million, respectively, partially offset by decreases in capacity revenues of $6 million and $12 million, respectively. The increases in energy revenues were primarily due to fuel and purchased power price increases. The decreases in capacity revenues were primarily due to net decreases in MW capacity under contract from natural gas PPAs at Southern Power, partially offset by higher non-fuel revenues from wholesale capacity contracts at Georgia Power.
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
Other Electric Revenues

Second Quarter 2025 vs. Second Quarter 2024		Year-to-Date 2025 vs. Year-to-Date 2024
(change in millions)	(% change)	(change in millions)	(% change)
$10	4.8	$54	13.2
For year-to-date 2025, other electric revenues were $463 million compared to $409 million for the corresponding period in 2024. The increase was primarily due to increases of $14 million in regulated sales associated with power delivery construction and maintenance projects at Georgia Power, $14 million in regulated outdoor lighting sales at Georgia Power, $11 million in open access transmission tariff sales at Alabama Power, $11 million in regulated energy services revenues at Alabama Power, $7 million related to undistributed customer bill credits at Alabama Power, which was offset by an additional NDR accrual within other operations and maintenance expenses, and $6 million in receipts associated with liquidated damages at Southern Power, partially offset by a $15 million decrease associated with transmission revenues at Southern Power. See Note 3 to the financial statements under "Nuclear Fuel Disposal Costs" in Item 8 of the Form 10-K for additional information regarding customer bill credits at Alabama Power.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Natural Gas Revenues
In the second quarter 2025, natural gas revenues were $979 million compared to $831 million for the corresponding period in 2024. For year-to-date 2025, natural gas revenues were $2.8 billion compared to $2.5 billion for the corresponding period in 2024. Details of the changes in natural gas revenues were as follows:

	Second Quarter 2025 vs. Second Quarter 2024		Year-to-Date 2025 vs. Year-to-Date 2024
	(change in millions)	(% change)	(change in millions)	(% change)
Rates	$28	3.4%	$71	2.8%
Gas costs and other cost recovery	104	12.5	166	6.5
Gas marketing services	17	2.0	35	1.4
Other	(1)	(0.1)	8	0.3
Natural gas revenues	$148	17.8%	$280	11.0%
Changes in rates resulted in an increase in revenues in the second quarter and year-to-date 2025 compared to the corresponding periods in 2024 primarily due to base rate increases at Atlanta Gas Light and Virginia Natural Gas. See Note 2 to the financial statements under "Southern Company Gas – Rate Proceedings" in Item 8 of the Form 10-K for additional information.
Revenues from gas costs and other cost recovery increased in the second quarter and year-to-date 2025 compared to the corresponding periods in 2024 primarily due to higher natural gas prices and gas volumes. Natural gas distribution rates include provisions to adjust billings for fluctuations in natural gas costs. Therefore, gas costs recovered through natural gas revenues generally equal the amount expensed in cost of natural gas and do not affect net income from the natural gas distribution utilities.
Revenues from gas marketing services increased in the second quarter and year-to-date 2025 compared to the corresponding periods in 2024 primarily due to higher commodity prices.
Other Revenues

Second Quarter 2025 vs. Second Quarter 2024		Year-to-Date 2025 vs. Year-to-Date 2024
(change in millions)	(% change)	(change in millions)	(% change)
$26	8.4	$147	27.4
In the second quarter 2025, other revenues were $335 million compared to $309 million for the corresponding period in 2024. For year-to-date 2025, other revenues were $684 million compared to $537 million for the corresponding period in 2024. The increases in the second quarter and year-to-date 2025 were primarily due to increases of $20 million and $81 million, respectively, at PowerSecure primarily related to distributed infrastructure projects and $13 million and $71 million, respectively, in unregulated sales at Georgia Power primarily associated with power delivery construction and maintenance, energy conservation, and renewables projects. Partially offsetting the second quarter 2025 increase was a $6 million decrease at Southern Linc related to equipment sales associated with commercial customers.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Fuel and Purchased Power Expenses

	Second Quarter 2025 vs. Second Quarter 2024		Year-to-Date 2025 vs. Year-to-Date 2024
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$84	8.1%	$380	18.7%
Purchased power	38	17.1	90	21.4
Total fuel and purchased power expenses	$122		$470
In the second quarter 2025, total fuel and purchased power expenses were $1.4 billion compared to $1.3 billion for the corresponding period in 2024. The increase was due to a $106 million net increase related to the average cost of fuel and purchased power and a $16 million net increase related to the volume of KWHs generated and purchased.
For year-to-date 2025, total fuel and purchased power expenses were $2.9 billion compared to $2.4 billion for the corresponding period in 2024. The increase was due to a $336 million net increase related to the average cost of fuel and purchased power and a $134 million net increase related to the volume of KWHs generated and purchased.
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
Details of the Southern Company system's generation and purchased power and the related costs were as follows:

	Second Quarter 2025	Second Quarter 2024	Year-to-Date 2025	Year-to-Date 2024
Total generation (in billions of KWHs)(a)	45	47	91	92
Total purchased power (in billions of KWHs)	6	4	11	8
Sources of generation (percent) —
Gas	50	50	50	50
Nuclear(a)	18	20	19	20
Coal	19	19	19	18
Hydro	4	2	4	3
Wind, Solar, and Other	9	9	8	9
Cost of fuel, generated (in cents per net KWH)—
Gas	3.23	2.56	3.56	2.72
Nuclear(a)	0.88	0.89	0.86	0.85
Coal	3.77	3.95	3.90	3.88
Average cost of fuel, generated (in cents per net KWH)(a)	2.86	2.49	3.04	2.54
Average cost of purchased power (in cents per net KWH)(b)	4.73	5.14	5.07	5.40
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

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Cost of Natural Gas

Second Quarter 2025 vs. Second Quarter 2024		Year-to-Date 2025 vs. Year-to-Date 2024
(change in millions)	(% change)	(change in millions)	(% change)
$106	71.1	$175	23.2
Excluding Atlanta Gas Light, which does not sell natural gas to end-use customers, the natural gas distribution utilities' rates include provisions to adjust billings for fluctuations in natural gas costs. Therefore, gas costs recovered through natural gas revenues generally equal the amount expensed in cost of natural gas and do not affect net income from the natural gas distribution utilities. See Note 2 to the financial statements under "Southern Company Gas – Natural Gas Cost Recovery" in Item 8 of the Form 10-K for additional information. Cost of natural gas at the natural gas distribution utilities represented 85% and 82% of the total cost of natural gas in the second quarter and year-to-date 2025, respectively.
In the second quarter 2025, cost of natural gas was $255 million compared to $149 million for the corresponding period in 2024. For year-to-date 2025, cost of natural gas was $929 million compared to $754 million for the corresponding period in 2024. The increases reflect higher gas cost recovery as a result of increases of 82% and 72% in natural gas prices in the second quarter and year-to-date 2025, respectively.
Cost of Other Sales

Second Quarter 2025 vs. Second Quarter 2024		Year-to-Date 2025 vs. Year-to-Date 2024
(change in millions)	(% change)	(change in millions)	(% change)
$—	—	$68	22.8
For year-to-date 2025, cost of other sales was $366 million compared to $298 million for the corresponding period in 2024. The increase was primarily due to increases of $43 million at PowerSecure primarily related to distributed infrastructure projects and $36 million at Georgia Power primarily associated with unregulated power delivery construction and maintenance projects, partially offset by an $11 million decrease at Southern Company Gas related to energy services contracts.
Other Operations and Maintenance Expenses

Second Quarter 2025 vs. Second Quarter 2024		Year-to-Date 2025 vs. Year-to-Date 2024
(change in millions)	(% change)	(change in millions)	(% change)
$297	21.4	$445	15.6
In the second quarter 2025, other operations and maintenance expenses were $1.7 billion compared to $1.4 billion for the corresponding period in 2024. The increase was primarily due to a $114 million gain from the sale of integrated transmission system assets at Georgia Power recorded in the second quarter 2024, an increase of $61 million in generation expenses primarily resulting from planned outages, an increase of $22 million in technology infrastructure and application production costs, a $21 million credit at Georgia Power related to the estimated loss on Plant Vogtle Units 3 and 4 recorded in the second quarter 2024, an increase of $17 million in transmission and distribution expenses at the traditional electric operating companies primarily due to line maintenance costs, an increase of $15 million in employee compensation and benefit expenses at Southern Company Gas, and a $12 million increase in certain employee compensation and benefit expenses at the traditional electric operating companies.
For year-to-date 2025, other operations and maintenance expenses were $3.3 billion compared to $2.9 billion for the corresponding period in 2024. The increase was primarily due to an increase of $134 million in generation expenses primarily resulting from planned outages, primarily at Alabama Power, and non-outage maintenance expenses, primarily at Georgia Power and Southern Power, a $114 million gain from the sale of integrated transmission system assets at Georgia Power recorded in the second quarter 2024, an increase of $34 million in certain employee compensation and benefit expenses at the traditional electric operating companies, an increase of $32 million in

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
technology infrastructure and application production costs, an increase of $32 million in employee compensation and benefit expenses at Southern Company Gas, an increase of $21 million in transmission and distribution expenses at the traditional electric operating companies primarily due to line maintenance costs, and a $21 million credit related to the estimated loss on Plant Vogtle Units 3 and 4 recorded in the second quarter 2024 at Georgia Power.
See Note 2 to the financial statements under "Georgia Power" in Item 8 of the Form 10-K for additional information.
Depreciation and Amortization

Second Quarter 2025 vs. Second Quarter 2024		Year-to-Date 2025 vs. Year-to-Date 2024
(change in millions)	(% change)	(change in millions)	(% change)
$141	11.9	$281	12.1
In the second quarter 2025, depreciation and amortization was $1.3 billion compared to $1.2 billion for the corresponding period in 2024. For year-to-date 2025, depreciation and amortization was $2.6 billion compared to $2.3 billion for the corresponding period in 2024. The increases in the second quarter and year-to-date 2025 were primarily due to increases of $64 million and $141 million, respectively, associated with additional plant in service, $42 million and $69 million, respectively, in accelerated depreciation related to wind repowering projects at Southern Power, and $31 million and $62 million, respectively, in amortization of regulatory assets related to CCR AROs at Georgia Power as approved in the 2025 compliance filing under the terms of the 2022 ARP. See Note (K) to the Condensed Financial Statements under "Southern Power – Wind Repowering Projects" herein and Notes 2 and 15 to the financial statements under "Georgia Power" and "Southern Power – Development Projects," respectively, in Item 8 of the Form 10-K for additional information.
Taxes Other Than Income Taxes

Second Quarter 2025 vs. Second Quarter 2024		Year-to-Date 2025 vs. Year-to-Date 2024
(change in millions)	(% change)	(change in millions)	(% change)
$19	4.9	$68	8.7
In the second quarter 2025, taxes other than income taxes were $403 million compared to $384 million for the corresponding period in 2024. For year-to-date 2025, taxes other than income taxes were $848 million compared to $780 million for the corresponding period in 2024. The increases in the second quarter and year-to-date 2025 were primarily due to increases of $4 million and $22 million, respectively, in property taxes primarily resulting from an increase in the assessed value of property, $3 million and $14 million, respectively, in municipal franchise fees resulting from higher retail revenues at Georgia Power, $4 million and $14 million, respectively, in revenue taxes resulting from higher natural gas revenues at Nicor Gas, and $4 million and $9 million, respectively, in utility license taxes resulting from an increase in the tax base at Alabama Power. See Note 2 to the financial statements under "Georgia Power – Nuclear Construction" in Item 8 of the Form 10-K for additional information on Plant Vogtle Unit 4.
Allowance for Equity Funds Used During Construction

Second Quarter 2025 vs. Second Quarter 2024		Year-to-Date 2025 vs. Year-to-Date 2024
(change in millions)	(% change)	(change in millions)	(% change)
$29	56.9	$44	40.4
In the second quarter 2025, allowance for equity funds used during construction was $80 million compared to $51 million for the corresponding period in 2024. For year-to-date 2025, allowance for equity funds used during construction was $153 million compared to $109 million for the corresponding period in 2024. The increases were primarily associated with increases in capital expenditures subject to AFUDC at Georgia Power and Alabama

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Power. Partially offsetting the year-to-date 2025 increase was the impact of Plant Vogtle Unit 4 being placed in service in April 2024 at Georgia Power. See Note 2 to the financial statements under "Georgia Power – Nuclear Construction" in Item 8 of the Form 10-K for additional information on Plant Vogtle Unit 4.
Earnings from Equity Method Investments

Second Quarter 2025 vs. Second Quarter 2024		Year-to-Date 2025 vs. Year-to-Date 2024
(change in millions)	(% change)	(change in millions)	(% change)
$(21)	(67.7)	$(34)	(44.2)
In the second quarter 2025, earnings from equity method investments were $10 million compared to $31 million for the corresponding period in 2024. For year-to-date 2025, earnings from equity method investments were $43 million compared to $77 million for the corresponding period in 2024. The decreases in the second quarter and year-to-date 2025 were primarily due to decreases of $13 million and $21 million, respectively, at Southern Holdings related to investment losses and decreases of $9 million and $14 million, respectively, at Southern Company Gas related to lower rates at SNG. See Note 7 to the financial statements in Item 8 of the Form 10-K and Note (E) to the Condensed Financial Statements herein under "Southern Company" and "Southern Company Gas" for additional information.
Interest Expense, Net of Amounts Capitalized

Second Quarter 2025 vs. Second Quarter 2024		Year-to-Date 2025 vs. Year-to-Date 2024
(change in millions)	(% change)	(change in millions)	(% change)
$180	25.9	$230	16.9
In the second quarter 2025, interest expense, net of amounts capitalized was $874 million compared to $694 million for the corresponding period in 2024. For year-to-date 2025, interest expense, net of amounts capitalized was $1.6 billion compared to $1.4 billion for the corresponding period in 2024. The increases in the second quarter and year-to-date 2025 were primarily due to a $129 million loss associated with the extinguishment of debt at the parent company, as well as increases of approximately $54 million and $101 million, respectively, related to higher average outstanding borrowings. See FINANCIAL CONDITION AND LIQUIDITY – "Sources of Capital" and "Financing Activities" herein and Note (F) to the Condensed Financial Statements under "Convertible Senior Notes" herein for additional information.
Income Taxes

Second Quarter 2025 vs. Second Quarter 2024		Year-to-Date 2025 vs. Year-to-Date 2024
(change in millions)	(% change)	(change in millions)	(% change)
$(1)	(0.3)	$56	10.9
In the second quarter 2025, income taxes were $289 million compared to $290 million for the corresponding period in 2024. The decrease was primarily due to lower pre-tax earnings and a $19 million increase in the flowback of excess state deferred income taxes at Georgia Power, largely offset by a $64 million increase in charges to a valuation allowance on certain state tax credit carryforwards and $33 million from the recognition of certain state tax positions from amended returns in the second quarter 2024, both at Georgia Power, and a $9 million decrease in the flowback of certain excess deferred income taxes at Alabama Power.
For year-to-date 2025, income taxes were $569 million compared to $513 million for the corresponding period in 2024. The increase was primarily due to a $71 million increase in charges to a valuation allowance on certain state tax credit carryforwards and $33 million from the recognition of certain state tax positions from amended returns in the second quarter 2024, both at Georgia Power, and a $19 million decrease in the flowback of certain excess deferred income taxes at Alabama Power, partially offset by increases of $34 million in the flowback of excess state

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
deferred income taxes and $21 million in the generation of advanced nuclear PTCs, both at Georgia Power, as well as lower pre-tax earnings.
See Note (G) to the Condensed Financial Statements herein for additional information.
Net Loss Attributable to Noncontrolling Interests

Second Quarter 2025 vs. Second Quarter 2024		Year-to-Date 2025 vs. Year-to-Date 2024
(change in millions)	(% change)	(change in millions)	(% change)
$(12)	(80.0)	$(18)	(24.7)
Substantially all noncontrolling interests relate to renewable projects at Southern Power. In the second quarter 2025, net loss attributable to noncontrolling interests was $27 million compared to $15 million for the corresponding period in 2024. The increase was primarily due to $9 million in lower income allocations to Southern Power's equity partners and $4 million in higher HLBV loss allocations to Southern Power's tax equity partners.
For year-to-date 2025, net loss attributable to noncontrolling interests was $91 million compared to $73 million for the corresponding period in 2024. The increase was primarily due to $12 million in higher HLBV loss allocations to Southern Power's tax equity partners and $7 million in lower income allocations to Southern Power's equity partners.
Alabama Power
Net Income

Second Quarter 2025 vs. Second Quarter 2024		Year-to-Date 2025 vs. Year-to-Date 2024
(change in millions)	(% change)	(change in millions)	(% change)
$12	3.3	$53	7.5
Alabama Power's net income in the second quarter 2025 was $381 million compared to $369 million for the corresponding period in 2024. The increase was primarily due to higher retail electric revenues resulting from changes in rates and pricing and increased customer usage, partially offset by weather impacts and an increase in non-fuel operations and maintenance expenses.
For year-to-date 2025, net income was $755 million compared to $702 million for the corresponding period in 2024. The increase was primarily due to higher retail electric revenues resulting from changes in rates and pricing, as well as an increase in other revenues, partially offset by increases in non-fuel operations and maintenance expenses and depreciation and amortization.
Retail Revenues
In the second quarter 2025, retail revenues were $1.7 billion compared to $1.6 billion for the corresponding period in 2024. For year-to-date 2025, retail revenues were $3.4 billion compared to $3.2 billion for the corresponding period in 2024. Details of the changes in retail revenues were as follows:

	Second Quarter 2025 vs. Second Quarter 2024		Year-to-Date 2025 vs. Year-to-Date 2024
	(change in millions)	(% change)	(change in millions)	(% change)
Rates and pricing	$68	4.1%	$159	4.9%
Sales growth	23	1.4	—	—
Weather	(40)	(2.5)	5	0.2
Fuel and other cost recovery	20	1.2	64	2.0
Retail revenues	$71	4.2%	$228	7.1%

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Changes in rates and pricing resulted in increases in revenues in the second quarter and year-to-date 2025 when compared to the corresponding periods in 2024 primarily due to an increase in Rate RSE. See Note 2 to the financial statements under "Alabama Power" in Item 8 of the Form 10-K for additional information.
Changes in sales resulted in an increase in revenues in the second quarter and no change in revenues for year-to-date 2025 when compared to the corresponding periods in 2024. Weather-adjusted residential KWH sales increased 3.9% in the second quarter 2025 primarily due to increased customer usage. Weather-adjusted residential KWH sales increased 0.2% for year-to-date 2025 primarily due to customer growth. Weather-adjusted commercial KWH sales increased 2.0% in the second quarter 2025 primarily due to increased customer usage. Weather-adjusted commercial KWH sales increased 0.3% for year-to-date 2025 primarily due to customer growth. Industrial KWH sales increased 2.2% and 1.1% in the second quarter and year-to-date 2025, respectively, primarily due to increases in the primary metals sector.
Fuel and other cost recovery revenues increased in the second quarter and year-to-date 2025 when compared to the corresponding periods in 2024 primarily as a result of higher recoverable fuel costs.
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
Wholesale Revenues – Non-Affiliates

Second Quarter 2025 vs. Second Quarter 2024		Year-to-Date 2025 vs. Year-to-Date 2024
(change in millions)	(% change)	(change in millions)	(% change)
$14	16.7	$20	11.8
In the second quarter 2025, wholesale revenues from sales to non-affiliates were $98 million compared to $84 million for the corresponding period in 2024. For year-to-date 2025, wholesale revenues from sales to non-affiliates were $189 million compared to $169 million for the corresponding period in 2024. The increases for the second quarter and year-to-date 2025 were primarily due to increases of 27.4% and 20.1%, respectively, in the price of energy due to an increase in natural gas prices.
Wholesale Revenues – Affiliates

Second Quarter 2025 vs. Second Quarter 2024		Year-to-Date 2025 vs. Year-to-Date 2024
(change in millions)	(% change)	(change in millions)	(% change)
$9	33.3	$37	54.4
In the second quarter 2025, wholesale revenues from sales to affiliates were $36 million compared to $27 million for the corresponding period in 2024. For year-to-date 2025, wholesale revenues from sales to affiliates were $105 million compared to $68 million for the corresponding period in 2024. The increases for the second quarter and year-to-date 2025 were primarily due to increases of 31.8% and 59.7%, respectively, in the price of energy due to an increase in natural gas prices.
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

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Other Revenues

Second Quarter 2025 vs. Second Quarter 2024		Year-to-Date 2025 vs. Year-to-Date 2024
(change in millions)	(% change)	(change in millions)	(% change)
$1	0.9	$31	14.5
For year-to-date 2025, other revenues were $245 million compared to $214 million for the corresponding period in 2024. The increase was primarily due to an $11 million increase in transmission revenue primarily associated with open access transmission tariff sales, an $11 million increase in regulated energy services revenues, $7 million related to undistributed customer bill credits associated with nuclear fuel disposal costs litigation, which was offset by an additional NDR accrual within other operations and maintenance expenses, and a $4 million increase in cogeneration revenues primarily related to higher fuel prices. These increases were partially offset by a $10 million decrease in pole attachment rental revenues. See Note 3 to the financial statements under "Nuclear Fuel Disposal Costs" in Item 8 of the Form 10-K for additional information.
Fuel and Purchased Power Expenses

	Second Quarter 2025 vs. Second Quarter 2024		Year-to-Date 2025 vs. Year-to-Date 2024
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$2	0.6%	$57	8.6%
Purchased power – non-affiliates	7	14.9	25	25.3
Purchased power – affiliates	23	52.3	34	39.1
Total fuel and purchased power expenses	$32		$116
In the second quarter 2025, total fuel and purchased power expenses were $458 million compared to $426 million for the corresponding period in 2024. The increase was primarily due to a $19 million net increase related to the average cost of fuel and purchased power and a $13 million net increase related to the volume of KWHs generated and purchased.
For year-to-date 2025, total fuel and purchased power expenses were $968 million compared to $852 million for the corresponding period in 2024. The increase was due to a $63 million net increase related to the volume of KWHs generated and purchased and a $53 million net increase related to the average cost of fuel and purchased power.
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

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Details of Alabama Power's generation and purchased power and the related costs were as follows:

	Second Quarter 2025	Second Quarter 2024	Year-to-Date 2025	Year-to-Date 2024
Total generation (in billions of KWHs)	14	15	29	30
Total purchased power (in billions of KWHs)	2	2	4	3
Sources of generation (percent) —
Gas	37	37	35	35
Coal	36	37	35	33
Nuclear	16	21	20	24
Hydro	11	5	10	8
Cost of fuel, generated (in cents per net KWH) —
Gas	3.13	2.62	3.35	2.78
Coal	3.10	3.09	3.27	3.17
Nuclear	0.78	0.72	0.73	0.71
Average cost of fuel, generated (in cents per net KWH)	2.69	2.38	2.73	2.39
Average cost of purchased power (in cents per net KWH)(*)	5.35	5.68	6.26	6.60
(*)Average cost of purchased power includes fuel, energy, and transmission purchased by Alabama Power for tolling agreements where power is generated by the provider.
Other Operations and Maintenance Expenses

Second Quarter 2025 vs. Second Quarter 2024		Year-to-Date 2025 vs. Year-to-Date 2024
(change in millions)	(% change)	(change in millions)	(% change)
$43	10.0	$95	11.3
In the second quarter 2025, other operations and maintenance expenses were $472 million compared to $429 million for the corresponding period in 2024. The increase was primarily due to increases of $14 million in generation expenses primarily associated with planned and unplanned outages, $7 million associated with an additional NDR accrual, which is offset within other revenues, $4 million in vegetation management expenses, $4 million in certain employee compensation and benefit expenses, and $3 million in technology infrastructure and application production costs. See Note 3 to the financial statements under "Nuclear Fuel Disposal Costs" in Item 8 of the Form 10-K for additional information.
For year-to-date 2025, other operations and maintenance expenses were $935 million compared to $840 million for the corresponding period in 2024. The increase was primarily due to increases of $52 million in generation expenses primarily associated with planned outages, $12 million in certain employee compensation and benefit expenses, and $8 million in technology infrastructure and application production costs.
Depreciation and Amortization

Second Quarter 2025 vs. Second Quarter 2024		Year-to-Date 2025 vs. Year-to-Date 2024
(change in millions)	(% change)	(change in millions)	(% change)
$7	1.9	$16	2.2
For year-to-date 2025, depreciation and amortization was $741 million compared to $725 million for the corresponding period in 2024. The increase was primarily due to additional plant in service related to transmission and distribution systems.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Taxes Other Than Income Taxes

Second Quarter 2025 vs. Second Quarter 2024		Year-to-Date 2025 vs. Year-to-Date 2024
(change in millions)	(% change)	(change in millions)	(% change)
$2	1.7	$12	5.0
For year-to-date 2025, taxes other than income taxes were $250 million compared to $238 million for the corresponding period in 2024. The increase was primarily due to an increase in utility license taxes resulting from an increase in the tax base.
Allowance for Equity Funds Used During Construction

Second Quarter 2025 vs. Second Quarter 2024		Year-to-Date 2025 vs. Year-to-Date 2024
(change in millions)	(% change)	(change in millions)	(% change)
$6	50.0	$10	38.5
In the second quarter 2025, allowance for equity funds used during construction was $18 million compared to $12 million for the corresponding period in 2024. For year-to-date 2025, allowance for equity funds used during construction was $36 million compared to $26 million for the corresponding period in 2024. The increases were primarily due to increases in capital expenditures subject to AFUDC.
Other Income (Expense), Net

Second Quarter 2025 vs. Second Quarter 2024		Year-to-Date 2025 vs. Year-to-Date 2024
(change in millions)	(% change)	(change in millions)	(% change)
$10	27.0	$6	7.7
In the second quarter 2025, other income (expense), net was $47 million compared to $37 million for the corresponding period in 2024. The increase was primarily due to the receipt of liquidated damages associated with the termination of two solar projects.
Income Taxes

Second Quarter 2025 vs. Second Quarter 2024		Year-to-Date 2025 vs. Year-to-Date 2024
(change in millions)	(% change)	(change in millions)	(% change)
$13	12.7	$39	20.9
In the second quarter 2025, income taxes were $115 million compared to $102 million for the corresponding period in 2024. For year-to-date 2025, income taxes were $226 million compared to $187 million for the corresponding period in 2024. The increases for the second quarter and year-to-date 2025 were primarily due to higher pre-tax earnings and decreases of $9 million and $19 million, respectively, in the flowback of certain excess deferred income taxes. See Note (G) to the Condensed Financial Statements herein for additional information.
Georgia Power
Net Income

Second Quarter 2025 vs. Second Quarter 2024		Year-to-Date 2025 vs. Year-to-Date 2024
(change in millions)	(% change)	(change in millions)	(% change)
$(155)	(20.3)	$5	0.4
Georgia Power's net income in the second quarter 2025 was $607 million compared to $762 million for the corresponding period in 2024. The decrease was primarily due to higher non-fuel operations and maintenance expenses and depreciation and amortization, weather impacts on retail revenues, and higher income taxes, partially

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
offset by higher retail revenues associated with increased base tariff and ECCR tariff revenues in accordance with the 2022 ARP, the inclusion of Plant Vogtle Unit 4 in retail rates, and higher contributions from customers with demand-driven pricing. Also partially offsetting this decrease were higher wholesale revenues and other revenues.
For year-to-date 2025, net income was essentially flat compared to the corresponding period in 2024. Higher retail revenues associated with the inclusion of Plant Vogtle Unit 4 in retail rates, increased base tariff and ECCR tariff revenues in accordance with the 2022 ARP, and higher contributions from customers with demand-driven pricing, as well as higher wholesale revenues and other revenues, were largely offset by higher non-fuel operations and maintenance expenses, depreciation and amortization, and income taxes.
Retail Revenues
In the second quarter 2025, retail revenues were $2.8 billion compared to $2.6 billion for the corresponding period in 2024. For year-to-date 2025, retail revenues were $5.4 billion compared to $4.8 billion for the corresponding period in 2024. Details of the changes in retail revenues were as follows:

	Second Quarter 2025 vs. Second Quarter 2024		Year-to-Date 2025 vs. Year-to-Date 2024
	(change in millions)	(% change)	(change in millions)	(% change)
Rates and pricing	$123	4.7%	$390	8.2%
Sales growth	65	2.5	64	1.4
Weather	(57)	(2.2)	10	0.2
Fuel cost recovery	37	1.4	179	3.8
Retail revenues	$168	6.4%	$643	13.6%
Changes in rates and pricing resulted in an increase in revenues in the second quarter and year-to-date 2025 when compared to the corresponding periods in 2024 primarily due to the inclusion of Plant Vogtle Unit 4 in retail rates net of elimination of the NCCR tariff, base tariff increases and increased ECCR tariff revenues in accordance with the 2022 ARP, and higher contributions from commercial and industrial customers with variable demand-driven pricing. See Note 2 to the financial statements under "Georgia Power" in Item 8 of the Form 10-K for additional information.
Changes in sales resulted in an increase in revenues in the second quarter and year-to-date 2025 when compared to the corresponding periods in 2024. Weather-adjusted residential KWH sales increased 2.1% in the second quarter 2025 primarily due to customer growth and increased customer usage. Weather-adjusted residential KWH sales increased 0.4% for year-to-date 2025 primarily due to customer growth, partially offset by decreased customer usage. Weather-adjusted commercial KWH sales increased 4.4% and 2.9% in the second quarter and year-to-date 2025, respectively, primarily due to increased customer usage, primarily driven by data centers. Weather-adjusted industrial KWH sales increased 3.5% in the second quarter 2025 primarily due to increases in the transportation and paper sectors, partially offset by a decrease in the pipeline sector. Weather-adjusted industrial KWH sales increased 1.8% for year-to-date 2025 primarily due to increases in the transportation and paper sectors, partially offset by decreases in the pipeline and textiles sectors.
Fuel revenues and costs are allocated between retail and wholesale jurisdictions. Retail fuel cost recovery revenues increased in the second quarter and year-to-date 2025 when compared to the corresponding periods in 2024 due to higher recoverable fuel costs. Electric rates include provisions to adjust billings for fluctuations in fuel costs, including the energy component of purchased power costs. Under these fuel cost recovery provisions, fuel revenues generally equal fuel expenses and do not affect net income. See Note (B) to the Condensed Financial Statements herein and Note 2 to the financial statements under "Georgia Power – Fuel Cost Recovery" in Item 8 of the Form 10-K for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Wholesale Revenues

Second Quarter 2025 vs. Second Quarter 2024		Year-to-Date 2025 vs. Year-to-Date 2024
(change in millions)	(% change)	(change in millions)	(% change)
$44	69.8	$130	108.3
In the second quarter 2025, wholesale revenues were $107 million compared to $63 million for the corresponding period in 2024. For year-to-date 2025, wholesale revenues were $250 million compared to $120 million for the corresponding period in 2024. The increases for the second quarter and year-to-date 2025 were due to increases of $21 million and $63 million, respectively, related to the volume of KWH sales associated with higher market demand, $11 million and $35 million, respectively, related to the average cost per KWH sold due to higher Southern Company system fuel and purchased power prices, and $12 million and $32 million, respectively, related to additional non-fuel revenues from wholesale capacity contracts.
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
Other Revenues

Second Quarter 2025 vs. Second Quarter 2024		Year-to-Date 2025 vs. Year-to-Date 2024
(change in millions)	(% change)	(change in millions)	(% change)
$23	10.7	$102	25.4
In the second quarter 2025, other revenues were $238 million compared to $215 million for the corresponding period in 2024. The increase was primarily due to increases of $15 million in unregulated sales primarily associated with power delivery construction and maintenance projects and $5 million in outdoor lighting sales.
For year-to-date 2025, other revenues were $503 million compared to $401 million for the corresponding period in 2024. The increase was primarily due to increases of $77 million in unregulated sales primarily associated with power delivery construction and maintenance, energy conservation, and renewables projects, $14 million in regulated sales associated with power delivery construction and maintenance projects, and $9 million in outdoor lighting sales.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Fuel and Purchased Power Expenses

	Second Quarter 2025 vs. Second Quarter 2024		Year-to-Date 2025 vs. Year-to-Date 2024
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$35	7.9%	$170	20.5%
Purchased power – non-affiliates	29	19.2	49	16.8
Purchased power – affiliates	15	8.2	98	27.0
Total fuel and purchased power expenses	$79		$317
In the second quarter 2025, total fuel and purchased power expenses were $853 million compared to $774 million for the corresponding period in 2024. For year-to-date 2025, total fuel and purchased power expenses were $1.8 billion compared to $1.5 billion for the corresponding period in 2024. The increases for the second quarter and year-to-date 2025 were due to net increases of $69 million and $182 million, respectively, related to the volume of KWHs generated and purchased and increases of $10 million and $135 million, respectively, related to the average cost of fuel and purchased power.
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

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Details of Georgia Power's generation and purchased power and the related costs were as follows:

	Second Quarter 2025	Second Quarter 2024	Year-to-Date 2025	Year-to-Date 2024
Total generation (in billions of KWHs)(a)	16	17	31	32
Total purchased power (in billions of KWHs)	9	7	18	14
Sources of generation (percent) —
Gas	38	41	39	44
Nuclear(a)	37	36	37	34
Coal	21	20	21	19
Hydro and other	4	3	3	3
Cost of fuel, generated (in cents per net KWH) —
Gas	3.39	2.85	3.75	3.00
Nuclear(a)	0.92	0.98	0.92	0.95
Coal	4.59	5.19	4.66	4.81
Average cost of fuel, generated (in cents per net KWH)(a)	2.68	2.63	2.87	2.63
Average cost of purchased power (in cents per net KWH)(b)	4.97	4.97	5.11	4.80
(a)Excludes KWHs generated from test period energy at Plant Vogtle Unit 4 prior to its in-service date. The related fuel costs were charged to CWIP in accordance with FERC guidance. See Note 2 to the financial statements under "Georgia Power – Nuclear Construction" in Item 8 of the Form 10-K for additional information on Plant Vogtle Units 3 and 4.
(b)Average cost of purchased power includes fuel purchased by Georgia Power for tolling agreements where power is generated by the provider.
Other Operations and Maintenance Expenses

Second Quarter 2025 vs. Second Quarter 2024		Year-to-Date 2025 vs. Year-to-Date 2024
(change in millions)	(% change)	(change in millions)	(% change)
$207	47.3	$330	34.6
In the second quarter 2025, other operations and maintenance expenses were $645 million compared to $438 million for the corresponding period in 2024. The increase was primarily due to a $114 million gain from the sale of integrated transmission system assets in the second quarter 2024, an increase of $24 million in generation expenses primarily due to planned outages, a $21 million credit related to the estimated loss on Plant Vogtle Units 3 and 4 recorded in the second quarter 2024, and increases of $19 million in certain technology infrastructure and application production costs, $11 million in transmission and distribution expenses primarily due to line maintenance costs, and $8 million in certain employee compensation and benefit expenses.
For year-to-date 2025, other operations and maintenance expenses were $1.3 billion compared to $1.0 billion for the corresponding period in 2024. The increase was primarily due to a $114 million gain from the sale of integrated transmission system assets in the second quarter 2024, increases of $56 million in generation expenses primarily due to non-outage maintenance expenses largely resulting from Plant Vogtle Unit 4 being placed in service in April 2024, $50 million in expenses associated with unregulated power delivery construction and maintenance, energy conservation, and renewables projects, and $23 million in certain technology infrastructure and application production costs, a $21 million credit related to the estimated loss on Plant Vogtle Units 3 and 4 recorded in the second quarter 2024, and increases of $21 million in certain employee compensation and benefit expenses and $20 million in transmission and distribution expenses primarily due to line maintenance costs.
See Note 2 to the financial statements under "Georgia Power" in Item 8 of the Form 10-K for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Depreciation and Amortization

Second Quarter 2025 vs. Second Quarter 2024		Year-to-Date 2025 vs. Year-to-Date 2024
(change in millions)	(% change)	(change in millions)	(% change)
$65	14.5	$143	16.4
In the second quarter 2025, depreciation and amortization was $512 million compared to $447 million for the corresponding period in 2024. For year-to-date 2025, depreciation and amortization was $1.0 billion compared to $0.9 billion for the corresponding period in 2024. The increases for the second quarter and year-to-date 2025 were primarily due to increases of $37 million and $87 million, respectively, associated with additional plant in service and $31 million and $62 million, respectively, in amortization of regulatory assets related to CCR AROs as approved in the 2025 compliance filing under the terms of the 2022 ARP. See Note 2 to the financial statements under "Georgia Power – Rate Plans" in Item 8 of the Form 10-K for additional information.
Taxes Other Than Income Taxes

Second Quarter 2025 vs. Second Quarter 2024		Year-to-Date 2025 vs. Year-to-Date 2024
(change in millions)	(% change)	(change in millions)	(% change)
$9	5.5	$31	10.0
In the second quarter 2025, taxes other than income taxes were $173 million compared to $164 million for the corresponding period in 2024. The increase was primarily due to increases of $4 million in property taxes primarily resulting from an increase in the assessed value of property and $3 million in municipal franchise fees resulting from higher retail revenues.
For year-to-date 2025, taxes other than income taxes were $342 million compared to $311 million for the corresponding period in 2024. The increase was primarily due to an increase of $14 million in municipal franchise fees resulting from higher retail revenues, an increase of $10 million in property taxes primarily resulting from an increase in the assessed value of property, and a decrease of $6 million in property taxes capitalized primarily due to Plant Vogtle Unit 4 being placed in service in April 2024. See Note 2 to the financial statements under "Georgia Power – Nuclear Construction" in Item 8 of the Form 10-K for additional information on Plant Vogtle Unit 4.
Allowance for Equity Funds Used During Construction

Second Quarter 2025 vs. Second Quarter 2024		Year-to-Date 2025 vs. Year-to-Date 2024
(change in millions)	(% change)	(change in millions)	(% change)
$23	69.7	$32	44.4
In the second quarter 2025, allowance for equity funds used during construction was $56 million compared to $33 million for the corresponding period in 2024. For year-to-date 2025, allowance for equity funds used during construction was $104 million compared to $72 million for the corresponding period in 2024. The increases were primarily due to an increase in capital expenditures subject to AFUDC. Partially offsetting the increase for year-to-date 2025 was the impact of Plant Vogtle Unit 4 being placed in service in April 2024. See Note 2 to the financial statements under "Georgia Power – Nuclear Construction" in Item 8 of the Form 10-K for additional information on Plant Vogtle Unit 4.
Interest Expense, Net of Amounts Capitalized

Second Quarter 2025 vs. Second Quarter 2024		Year-to-Date 2025 vs. Year-to-Date 2024
(change in millions)	(% change)	(change in millions)	(% change)
$13	7.0	$26	7.2
In the second quarter 2025, interest expense, net of amounts capitalized was $198 million compared to $185 million for the corresponding period in 2024. For year-to-date 2025, interest expense, net of amounts capitalized was $385

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
million compared to $359 million for the corresponding period in 2024. The increases for the second quarter and year-to-date 2025 were primarily associated with increases of approximately $13 million and $23 million, respectively, related to higher average outstanding borrowings and decreases of $3 million and $12 million, respectively, in net deferred financing costs related to Plant Vogtle Unit 3, partially offset by decreases of approximately $2 million and $4 million, respectively, related to lower interest rates.
See Note 2 to the financial statements under "Georgia Power – Nuclear Construction – Regulatory Matters" in Item 8 of the Form 10-K and FINANCIAL CONDITION AND LIQUIDITY – "Sources of Capital" and "Financing Activities" herein for additional information.
Income Taxes

Second Quarter 2025 vs. Second Quarter 2024		Year-to-Date 2025 vs. Year-to-Date 2024
(change in millions)	(% change)	(change in millions)	(% change)
$44	22.9	$63	23.2
In the second quarter 2025, income taxes were $236 million compared to $192 million for the corresponding period in 2024. The increase was primarily due to a $64 million increase in charges to a valuation allowance on certain state tax credit carryforwards and $33 million from the recognition of certain state tax positions from amended returns in the second quarter 2024, partially offset by lower pre-tax earnings and an increase of $19 million in the flowback of excess state deferred income taxes.
For year-to-date 2025, income taxes were $334 million compared to $271 million for the corresponding period in 2024. The increase was primarily due to a $71 million increase in charges to a valuation allowance on certain state tax credit carryforwards, $33 million from the recognition of certain state tax positions from amended returns in the second quarter 2024, and higher pre-tax earnings, partially offset by increases of $34 million in the flowback of excess state deferred income taxes and $21 million in the generation of advanced nuclear PTCs.
See Note (G) to the Condensed Financial Statements herein for additional information.
Mississippi Power
Net Income

Second Quarter 2025 vs. Second Quarter 2024		Year-to-Date 2025 vs. Year-to-Date 2024
(change in millions)	(% change)	(change in millions)	(% change)
$(2)	(3.3)	$3	2.7
Mississippi Power's net income for year-to-date 2025 was $114 million compared to $111 million for the corresponding period in 2024. The increase was primarily due to higher retail revenues primarily resulting from changes in rates and pricing, largely offset by an increase in depreciation and amortization.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Retail Revenues
In the second quarter 2025, retail revenues were $274 million compared to $242 million for the corresponding period in 2024. For year-to-date 2025, retail revenues were $522 million compared to $462 million for the corresponding period in 2024. Details of the changes in retail revenues were as follows:

	Second Quarter 2025 vs. Second Quarter 2024		Year-to-Date 2025 vs. Year-to-Date 2024
	(change in millions)	(% change)	(change in millions)	(% change)
Rates and pricing	$8	3.3%	$9	1.9%
Sales growth	4	1.7	6	1.3
Weather	(2)	(0.8)	2	0.4
Fuel and other cost recovery	22	9.1	43	9.3
Retail revenues	$32	13.3%	$60	12.9%
Changes in rates and pricing resulted in increases in revenues in the second quarter and year-to-date 2025 when compared to the corresponding periods in 2024 primarily due to new PEP rates that became effective for the first billing cycle of April 2025. See Note (B) to the Condensed Financial Statements "Mississippi Power – Performance Evaluation Plan" for additional information.
Changes in sales resulted in increases in revenues in the second quarter and year-to-date 2025 when compared to the corresponding periods in 2024. Weather-adjusted residential KWH sales increased 2.4% in the second quarter 2025 primarily due to increased customer usage and were flat for year-to-date 2025. Weather-adjusted commercial KWH sales decreased 0.9% and 0.2% in the second quarter and year-to-date 2025, respectively, primarily due to decreased customer usage. Industrial KWH sales increased 3.7% and 4.3% in the second quarter and year-to-date 2025, respectively, primarily due to increases in the chemical and petroleum sectors.
Fuel and other cost recovery revenues increased in the second quarter and year-to-date 2025 when compared to the corresponding periods in 2024 primarily as a result of higher recoverable fuel costs. Recoverable fuel costs include fuel and purchased power expenses reduced by the fuel and emissions portion of wholesale revenues from energy sold to customers outside Mississippi Power's service territory. Electric rates include provisions to adjust billings for fluctuations in fuel costs, including the energy component of purchased power costs. Under these provisions, fuel revenues generally equal fuel expenses, including the energy component of purchased power costs, and do not affect net income. See Note 2 to the financial statements in Item 8 of the Form 10-K for additional information.
Wholesale Revenues – Non-Affiliates

Second Quarter 2025 vs. Second Quarter 2024		Year-to-Date 2025 vs. Year-to-Date 2024
(change in millions)	(% change)	(change in millions)	(% change)
$8	14.8	$20	17.7
In the second quarter 2025, wholesale revenues from sales to non-affiliates were $62 million compared to $54 million for the corresponding period in 2024. The increase was primarily due to an increase associated with MRA customers largely due to higher recoverable fuel costs.
For year-to-date 2025, wholesale revenues from sales to non-affiliates were $133 million compared to $113 million for the corresponding period in 2024. The increase was primarily due to a $14 million increase associated with MRA customers largely due to higher recoverable fuel costs and a $5 million increase associated with changes in power supply agreements.
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
Wholesale Revenues – Affiliates

Second Quarter 2025 vs. Second Quarter 2024		Year-to-Date 2025 vs. Year-to-Date 2024
(change in millions)	(% change)	(change in millions)	(% change)
$(3)	(5.2)	$27	24.8
In the second quarter 2025, wholesale revenues from sales to affiliates were $55 million compared to $58 million for the corresponding period in 2024. The decrease was primarily due to a $12 million decrease related to the volume of KWH sales, partially offset by a $9 million increase related to the price of energy driven by natural gas prices.
For year-to-date 2025, wholesale revenues from sales to affiliates were $136 million compared to $109 million for the corresponding period in 2024. The increase was primarily due to an increase related to the price of energy driven by natural gas prices.
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
Other Revenues

Second Quarter 2025 vs. Second Quarter 2024		Year-to-Date 2025 vs. Year-to-Date 2024
(change in millions)	(% change)	(change in millions)	(% change)
$(1)	(10.0)	$8	36.4
For year-to-date 2025, other revenues were $30 million compared to $22 million for the corresponding period in 2024. The increase was primarily due to customer charges related to contributions in aid of construction included in rates.
Fuel and Purchased Power Expenses

	Second Quarter 2025 vs. Second Quarter 2024		Year-to-Date 2025 vs. Year-to-Date 2024
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$21	19.8%	$71	33.6%
Purchased power	5	45.5	9	50.0
Total fuel and purchased power expenses	$26		$80
In the second quarter 2025, total fuel and purchased power expenses were $143 million compared to $117 million for the corresponding period in 2024. The increase was primarily due to a net increase related to the average cost of fuel and purchased power.
For year-to-date 2025, total fuel and purchased power expenses were $309 million compared to $229 million for the corresponding period in 2024. The increase was due to a $65 million increase related to the average cost of fuel and purchased power and a $15 million increase related to the volume of KWHs generated and purchased.

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
Details of Mississippi Power's generation and purchased power and the related costs were as follows:

	Second Quarter 2025	Second Quarter 2024	Year-to-Date 2025	Year-to-Date 2024
Total generation (in millions of KWHs)	3,945	4,456	8,484	8,408
Total purchased power (in millions of KWHs)	403	231	591	401
Sources of generation (percent) –
Gas	89	93	90	92
Coal	11	7	10	8
Cost of fuel, generated (in cents per net KWH) –
Gas	3.26	2.24	3.39	2.44
Coal	5.03	5.83	4.98	5.25
Average cost of fuel, generated (in cents per net KWH)	3.47	2.52	3.57	2.68
Average cost of purchased power (in cents per net KWH)	3.88	4.89	4.48	4.36
Other Operations and Maintenance Expenses

Second Quarter 2025 vs. Second Quarter 2024		Year-to-Date 2025 vs. Year-to-Date 2024
(change in millions)	(% change)	(change in millions)	(% change)
$(1)	(1.2)	$(5)	(2.9)
In the second quarter 2025, other operations and maintenance expenses were $82 million compared to $83 million for the corresponding period in 2024. For year-to-date 2025, other operations and maintenance expenses were $166 million compared to $171 million for the corresponding period in 2024. The second quarter and year-to-date 2025 included $10.9 million of reliability-related expenses that were offset by utilization of the reliability reserve. See Note (B) to the Condensed Financial Statements "Mississippi Power – Reliability Reserve Accounting Order" for additional information.
Depreciation and Amortization

Second Quarter 2025 vs. Second Quarter 2024		Year-to-Date 2025 vs. Year-to-Date 2024
(change in millions)	(% change)	(change in millions)	(% change)
$5	10.6	$12	12.9
In the second quarter 2025, depreciation and amortization was $52 million compared to $47 million for the corresponding period in 2024. For year-to-date 2025, depreciation and amortization was $105 million compared to $93 million for the corresponding period in 2024. The increases were primarily due to an increase in depreciation rates and additional plant in service. See Note (A) to the Condensed Financial Statements under "Depreciation and Amortization" herein for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Taxes Other Than Income Taxes

Second Quarter 2025 vs. Second Quarter 2024		Year-to-Date 2025 vs. Year-to-Date 2024
(change in millions)	(% change)	(change in millions)	(% change)
$4	12.5	$6	9.5
In the second quarter 2025, taxes other than income taxes were $36 million compared to $32 million for the corresponding period in 2024. For year-to-date 2025, taxes other than income taxes were $69 million compared to $63 million for the corresponding period in 2024. The increases were primarily due to increases in property taxes primarily resulting from an increase in the assessed value of property.
Other Income (Expense), Net

Second Quarter 2025 vs. Second Quarter 2024		Year-to-Date 2025 vs. Year-to-Date 2024
(change in millions)	(% change)	(change in millions)	(% change)
$(2)	(18.2)	$(9)	(36.0)
For year-to-date 2025, other income (expense), net was $16 million compared to $25 million for the corresponding period in 2024. The decrease was primarily due to lower customer charges related to contributions in aid of construction.
Income Taxes

Second Quarter 2025 vs. Second Quarter 2024		Year-to-Date 2025 vs. Year-to-Date 2024
(change in millions)	(% change)	(change in millions)	(% change)
$2	13.3	$9	36.0
For year-to-date 2025, income taxes were $34 million compared to $25 million for the corresponding period in 2024. The increase was primarily due to a decrease of $6 million in the flowback of certain excess deferred income taxes and higher pre-tax earnings. See Note (G) to the Condensed Financial Statements herein for additional information.
Southern Power
Net Income Attributable to Southern Power

Second Quarter 2025 vs. Second Quarter 2024		Year-to-Date 2025 vs. Year-to-Date 2024
(change in millions)	(% change)	(change in millions)	(% change)
$(35)	(40.7)	$(44)	(24.2)
Net income attributable to Southern Power in the second quarter 2025 was $51 million compared to $86 million for the corresponding period in 2024. The decrease was primarily due to accelerated depreciation related to wind repowering projects and an increase in other operations and maintenance expenses due to increases in scheduled outage expenses and generation maintenance, partially offset by higher HLBV income associated with tax equity partnerships.
Net income attributable to Southern Power for year-to-date 2025 was $138 million compared to $182 million for the corresponding period in 2024. The decrease was primarily due to accelerated depreciation related to wind repowering projects and an increase in other operations and maintenance expenses due to increases in scheduled outage expenses and generation maintenance, partially offset by higher revenues driven by higher market prices of energy and higher HLBV income associated with tax equity partnerships.
See Note (K) to the Condensed Financial Statements under "Southern Power – Wind Repowering Projects" herein and Note 15 to the financial statements under "Southern Power – Development Projects" in Item 8 of the Form 10-K for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Operating Revenues

Second Quarter 2025 vs. Second Quarter 2024		Year-to-Date 2025 vs. Year-to-Date 2024
(change in millions)	(% change)	(change in millions)	(% change)
$22	4.2	$116	11.6
Total operating revenues include PPA capacity revenues, which are derived primarily from long-term contracts associated with natural gas facilities, and PPA energy revenues derived from long-term contracts associated with Southern Power's generation facilities. To the extent Southern Power has capacity not contracted under a PPA, it may sell power into an accessible wholesale market, or, to the extent those generation assets are part of the FERC-approved IIC, it may sell power into the Southern Company power pool.
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
Operating Revenues Details
Details of Southern Power's operating revenues were as follows:

	Second Quarter 2025	Second Quarter 2024	Year-to-Date 2025	Year-to-Date 2024
	(in millions)
PPA capacity revenues	$124	$122	$246	$244
PPA energy revenues	345	331	716	612
Total PPA revenues	469	453	962	856
Non-PPA revenues	69	60	137	120
Other revenues	8	11	14	21
Total operating revenues	$546	$524	$1,113	$997

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
In the second quarter 2025, total operating revenues were $546 million, reflecting a $22 million, or 4.2%, increase from the corresponding period in 2024. The change in operating revenues was primarily due to the following:
•PPA energy revenues increased $14 million, or 4.2%, primarily due to an increase of $25 million related to the volume of KWHs sold under natural gas PPAs, partially offset by a decrease of $8 million driven by fuel and purchased power prices.
•Non-PPA revenues increased $9 million, or 15.0%, primarily due to an increase of $10 million driven by the market price of energy.
For year-to-date 2025, total operating revenues were $1.1 billion, reflecting a $116 million, or 11.6%, increase from the corresponding period in 2024. The change in operating revenues was primarily due to the following:
•PPA energy revenues increased $104 million, or 17.0%, due to an increase of $58 million primarily related to the volume of KWHs sold under natural gas PPAs and an increase of $46 million driven by fuel and purchased power prices.
•Non-PPA revenues increased $17 million, or 14.2%, due to an increase of $36 million driven by the market price of energy, partially offset by a decrease of $19 million related to the volume of KWHs sold through short-term sales.
•Other revenues decreased $7 million, or 33.3%, primarily due to a $15 million decrease associated with transmission revenues, partially offset by a $6 million increase in receipts associated with liquidated damages related to generation facility production guarantees and warranty settlements.
Fuel and Purchased Power Expenses
Details of Southern Power's generation and purchased power were as follows:

	Second Quarter 2025	Second Quarter 2024	Year-to-Date 2025	Year-to-Date 2024
	(in billions of KWHs)
Generation	11.6	11.0	22.5	21.3
Purchased power	0.8	0.8	1.3	1.2
Total generation and purchased power	12.4	11.8	23.8	22.5

Total generation and purchased power (excluding solar, wind, fuel cells, and tolling agreements)	7.5	6.6	14.5	13.2
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

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Details of Southern Power's fuel and purchased power expenses were as follows:

	Second Quarter 2025 vs. Second Quarter 2024		Year-to-Date 2025 vs. Year-to-Date 2024
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$15	11.4%	$67	23.3%
Purchased power	9	40.9	19	47.5
Total fuel and purchased power expenses	$24		$86
In the second quarter 2025, total fuel and purchased power expenses increased $24 million, or 15.6%, compared to the corresponding period in 2024. Fuel expense increased $15 million due to a $22 million increase related to the volume of KWHs generated, partially offset by a $7 million decrease associated with the average cost of fuel. Purchased power expense increased $9 million due to an increase associated with the average cost of purchased power.
For year-to-date 2025, total fuel and purchased power expenses increased $86 million, or 26.2%, compared to the corresponding period in 2024. Fuel expense increased $67 million due to a $37 million increase associated with the average cost of fuel and a $30 million increase related to the volume of KWHs generated. Purchased power expense increased $19 million primarily due to a $17 million increase associated with the average cost of purchased power.
Other Operations and Maintenance Expenses

Second Quarter 2025 vs. Second Quarter 2024		Year-to-Date 2025 vs. Year-to-Date 2024
(change in millions)	(% change)	(change in millions)	(% change)
$16	13.4	$16	6.6
In the second quarter 2025, other operations and maintenance expenses were $135 million compared to $119 million for the corresponding period in 2024. For year-to-date 2025, other operations and maintenance expenses were $257 million compared to $241 million for the corresponding period in 2024. The increases were primarily due to increases in scheduled outage and generation maintenance expenses.
Depreciation and Amortization

Second Quarter 2025 vs. Second Quarter 2024		Year-to-Date 2025 vs. Year-to-Date 2024
(change in millions)	(% change)	(change in millions)	(% change)
$50	39.4	$84	34.3
In the second quarter 2025, depreciation and amortization was $177 million compared to $127 million for the corresponding period in 2024. For year-to-date 2025, depreciation and amortization was $329 million compared to $245 million for the corresponding period in 2024. The increases for the second quarter and year-to-date 2025 were primarily due to accelerated depreciation of $42 million and $69 million, respectively, related to wind repowering projects. See Note (K) to the Condensed Financial Statements under "Southern Power – Wind Repowering Projects" herein and Note 15 to the financial statements under "Southern Power – Development Projects" in Item 8 of the Form 10-K for additional information.
Income Taxes (Benefit)

Second Quarter 2025 vs. Second Quarter 2024		Year-to-Date 2025 vs. Year-to-Date 2024
(change in millions)	(% change)	(change in millions)	(% change)
$(15)	N/M	$(2)	N/M
In the second quarter 2025, income tax benefit was $2 million compared to income tax expense of $13 million for the corresponding period in 2024. For year-to-date 2025, income tax benefit was $3 million compared to $1 million for the corresponding period in 2024. The changes were primarily due to a change in pre-tax earnings attributable to

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Southern Power, including the impact of accelerated depreciation related to wind repowering projects. See Note (G) to the Condensed Financial Statements and Note (K) to the Condensed Financial Statements under "Southern Power – Wind Repowering Projects" herein for additional information.
Net Loss Attributable to Noncontrolling Interests

Second Quarter 2025 vs. Second Quarter 2024		Year-to-Date 2025 vs. Year-to-Date 2024
(change in millions)	(% change)	(change in millions)	(% change)
$(12)	(80.0)	$(18)	(24.7)
In the second quarter 2025, net loss attributable to noncontrolling interests was $27 million compared to $15 million for the corresponding period in 2024. The increase was primarily due to $9 million in lower income allocations to equity partners and $4 million in higher HLBV loss allocations to tax equity partners.
For year-to-date 2025, net loss attributable to noncontrolling interests was $91 million compared to $73 million for the corresponding period in 2024. The increase was primarily due to $12 million in higher HLBV loss allocations to tax equity partners and $7 million in lower income allocations to equity partners.
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
Net Income

Second Quarter 2025 vs. Second Quarter 2024		Year-to-Date 2025 vs. Year-to-Date 2024
(change in millions)	(% change)	(change in millions)	(% change)
$(2)	(1.9)	$7	1.4
Southern Company Gas' net income in the second quarter 2025 was $106 million compared to $108 million for the corresponding period in 2024. The decrease was primarily due to a $7 million decrease in net income at gas pipeline investments and a $5 million increase in net loss at all other, largely offset by an $11 million increase in net income at gas distribution operations.
For year-to-date 2025, net income was $524 million compared to $517 million for the corresponding period in 2024. The increase was primarily due to a $24 million increase in net income at gas distribution operations, partially offset by an $11 million decrease in net income at gas pipeline investments and a $6 million decrease in net income at all other.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Natural Gas Revenues
In the second quarter 2025, natural gas revenues were $979 million compared to $831 million for the corresponding period in 2024. For year-to-date 2025, natural gas revenues were $2.8 billion compared to $2.5 billion for the corresponding period in 2024. Details of the changes in natural gas revenues were as follows:

	Second Quarter 2025 vs. Second Quarter 2024		Year-to-Date 2025 vs. Year-to-Date 2024
	(change in millions)	(% change)	(change in millions)	(% change)
Rates	$28	3.4%	$71	2.8%
Gas costs and other cost recovery	104	12.5	166	6.5
Gas marketing services	17	2.0	35	1.4
Other	(1)	(0.1)	8	0.3
Natural gas revenues	$148	17.8%	$280	11.0%
Changes in rates resulted in an increase in revenues in the second quarter and year-to-date 2025 compared to the corresponding periods in 2024 primarily due to base rate increases at Atlanta Gas Light and Virginia Natural Gas. See Note 2 to the financial statements under "Southern Company Gas – Rate Proceedings" in Item 8 of the Form 10-K for additional information.
Revenues from gas costs and other cost recovery increased in the second quarter and year-to-date 2025 compared to the corresponding periods in 2024 primarily due to higher natural gas prices and gas volumes. See "Cost of Natural Gas" herein for additional information.
Revenues from gas marketing services increased in the second quarter and year-to-date 2025 compared to the corresponding periods in 2024 primarily due to higher commodity prices.
Cost of Natural Gas

Second Quarter 2025 vs. Second Quarter 2024		Year-to-Date 2025 vs. Year-to-Date 2024
(change in millions)	(% change)	(change in millions)	(% change)
$106	71.1	$175	23.2
Excluding Atlanta Gas Light, which does not sell natural gas to end-use customers, natural gas distribution rates include provisions to adjust billings for fluctuations in natural gas costs. Therefore, gas costs recovered through natural gas revenues generally equal the amount expensed in cost of natural gas and do not affect net income from gas distribution operations. Cost of natural gas at gas distribution operations represented 85% and 82% of the total cost of natural gas in the second quarter and year-to-date 2025, respectively. See MANAGEMENT'S DISCUSSION AND ANALYSIS – RESULTS OF OPERATIONS – "Southern Company Gas – Cost of Natural Gas" in Item 7 of the Form 10-K and "Natural Gas Revenues" herein for additional information.
In the second quarter 2025, cost of natural gas was $255 million compared to $149 million for the corresponding period in 2024. For year-to-date 2025, cost of natural gas was $929 million compared to $754 million for the corresponding period in 2024. The increases reflect higher gas cost recovery as a result of increases of 81.6% and 71.5% in natural gas prices in the second quarter and year-to-date 2025, respectively.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
The following table details the volumes of natural gas sold during all periods presented:

	Second Quarter			Year-to-Date
	2025	2024	2025 vs. 2024	2025	2024	2025 vs. 2024
Gas distribution operations (mmBtu in millions)
Firm	102	95	7.4%	403	361	11.6%
Interruptible	20	22	(9.1)	43	47	(8.5)
Total	122	117	4.3%	446	408	9.3%

Gas marketing services (mmBtu in millions)
Firm:
Georgia	4	5	(20.0)%	22	22	—%
Illinois	—	1	(100.0)	3	3	—
Other	4	2	100.0	12	9	33.3
Interruptible large commercial and industrial	3	4	(25.0)	7	8	(12.5)
Total	11	12	(8.3)%	44	42	4.8%
Other Operations and Maintenance Expenses

Second Quarter 2025 vs. Second Quarter 2024		Year-to-Date 2025 vs. Year-to-Date 2024
(change in millions)	(% change)	(change in millions)	(% change)
$13	4.5	$36	6.2
In the second quarter 2025, other operations and maintenance expenses were $301 million compared to $288 million for the corresponding period in 2024. For year-to-date 2025, other operations and maintenance expenses were $617 million compared to $581 million for the corresponding period in 2024. The increases for the second quarter and year-to-date 2025 were primarily due to increases of $15 million and $32 million, respectively, in employee compensation and benefit expenses and $8 million and $20 million, respectively, in expenses passed through to customers primarily related to bad debt and energy efficiency programs at gas distribution operations, partially offset by decreases of $5 million and $12 million, respectively, related to deferred expenses.
Depreciation and Amortization

Second Quarter 2025 vs. Second Quarter 2024		Year-to-Date 2025 vs. Year-to-Date 2024
(change in millions)	(% change)	(change in millions)	(% change)
$14	8.9	$28	8.9
In the second quarter 2025, depreciation and amortization was $172 million compared to $158 million for the corresponding period in 2024. For year-to-date 2025, depreciation and amortization was $341 million compared to $313 million for the corresponding period in 2024. The increases were primarily due to additional plant in service related to continued investments at the natural gas distribution utilities.
Taxes Other Than Income Taxes

Second Quarter 2025 vs. Second Quarter 2024		Year-to-Date 2025 vs. Year-to-Date 2024
(change in millions)	(% change)	(change in millions)	(% change)
$5	8.9	$15	10.5
In the second quarter 2025, taxes other than income taxes were $61 million compared to $56 million for the corresponding period in 2024. For year-to-date 2025, taxes other than income taxes were $158 million compared to $143 million for the corresponding period in 2024. The increases for the second quarter and year-to-date 2025 were

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
primarily due to increases in revenue taxes of $4 million and $14 million, respectively, as a result of higher natural gas revenues at Nicor Gas. Revenue taxes imposed on Nicor Gas are recoverable from its customers.
Earnings from Equity Method Investments

Second Quarter 2025 vs. Second Quarter 2024		Year-to-Date 2025 vs. Year-to-Date 2024
(change in millions)	(% change)	(change in millions)	(% change)
$(9)	(28.1)	$(14)	(18.4)
In the second quarter 2025, earnings from equity method investments were $23 million compared to $32 million for the corresponding period in 2024. For year-to-date 2025, earnings from equity method investments were $62 million compared to $76 million for the corresponding period in 2024. The decreases were primarily due to lower rates at SNG. See Note 7 to the financial statements under "Southern Company Gas" in Item 8 of the Form 10-K and Note (E) to the Condensed Financial Statements herein under "Southern Company Gas" for additional information.
Interest Expense, Net of Amounts Capitalized

Second Quarter 2025 vs. Second Quarter 2024		Year-to-Date 2025 vs. Year-to-Date 2024
(change in millions)	(% change)	(change in millions)	(% change)
$9	10.8	$16	9.6
In the second quarter 2025, interest expense, net of amounts capitalized was $92 million compared to $83 million for the corresponding period in 2024. For year-to-date 2025, interest expense, net of amounts capitalized was $183 million compared to $167 million for the corresponding period in 2024. The increases were primarily associated with higher average outstanding borrowings. See FINANCIAL CONDITION AND LIQUIDITY – "Sources of Capital" herein for additional information on borrowings.
Income Taxes

Second Quarter 2025 vs. Second Quarter 2024		Year-to-Date 2025 vs. Year-to-Date 2024
(change in millions)	(% change)	(change in millions)	(% change)
$(3)	(8.3)	$(12)	(6.9)
For year-to-date 2025, income taxes were $162 million compared to $174 million for the corresponding period in 2024. The decreases were primarily due to the flowback of excess state deferred income taxes. See Note (G) to the Condensed Financial Statements herein for additional information.

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

	2025			2024
	Operating Revenues	Operating Expenses	Net Income (Loss)	Operating Revenues	Operating Expenses	Net Income (Loss)
	(in millions)
Second Quarter
Gas distribution operations	$885	$707	$91	$749	$582	$80
Gas pipeline investments	8	2	15	8	2	22
Gas marketing services	83	71	8	70	57	9
All other	5	7	(8)	7	9	(3)
Intercompany eliminations	(2)	2	—	(3)	1	—
Consolidated	$979	$789	$106	$831	$651	$108

Year-to-Date
Gas distribution operations	$2,454	$1,789	$406	$2,212	$1,571	$382
Gas pipeline investments	16	5	41	16	5	52
Gas marketing services	345	241	74	305	205	74
All other	9	9	3	13	11	9
Intercompany eliminations	(6)	1	—	(8)	(1)	—
Consolidated	$2,818	$2,045	$524	$2,538	$1,791	$517
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
In the second quarter 2025, net income increased $11 million, or 13.8%, when compared to the corresponding period in 2024, as described further below:
•Operating revenues increased $136 million primarily due to higher gas cost recovery and base rate increases. Gas costs recovered through natural gas revenues generally equal the amount expensed in cost of natural gas.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
•Operating expenses increased $125 million primarily due to a $96 million increase in cost of natural gas as a result of higher gas prices and higher volumes sold compared to 2024, a $14 million increase in depreciation primarily due to additional plant in service related to continued investments at the natural gas distribution utilities, and an $8 million increase related to expenses passed through to customers primarily related to bad debt and energy efficiency programs.
•Interest expense, net of amounts capitalized increased $6 million primarily due to higher average outstanding borrowings.
For year-to-date 2025, net income increased $24 million, or 6.3%, when compared to the corresponding period in 2024, as described further below:
•Operating revenues increased $242 million primarily due to higher gas cost recovery and base rate increases. Gas costs recovered through natural gas revenues generally equal the amount expensed in cost of natural gas.
•Operating expenses increased $218 million primarily due to a $145 million increase in cost of natural gas as a result of higher gas prices and higher volumes sold compared to 2024, a $28 million increase in depreciation primarily due to additional plant in service related to continued investments at the natural gas distribution utilities, and a $20 million increase related to expenses passed through to customers primarily related to bad debt and energy efficiency programs.
•Interest expense, net of amounts capitalized increased $10 million primarily due to higher average outstanding borrowings.
Gas Pipeline Investments
The gas pipeline investments segment consists primarily of joint ventures in natural gas pipeline investments including SNG and Dalton Pipeline. See Note (E) to the Condensed Financial Statements under "Southern Company Gas" herein for additional information.
In the second quarter and year-to-date 2025, net income decreased $7 million and $11 million, respectively, when compared to the corresponding periods in 2024. The decreases were primarily due to lower rates at SNG.
All Other
All other includes a renewable natural gas business, AGL Services Company, and Southern Company Gas Capital, as well as various corporate operating expenses that are not allocated to the reportable segments and interest income (expense) associated with affiliate financing arrangements. See Note 15 to the financial statements in Item 8 of the Form 10-K for additional information.
In the second quarter 2025, net loss increased $5 million when compared to the corresponding period in 2024. For year-to-date 2025, net income decreased $6 million when compared to the corresponding period in 2024. The changes were primarily due to higher interest expense as a result of higher average outstanding borrowings.
FUTURE EARNINGS POTENTIAL
Each Registrant's results of operations are not necessarily indicative of its future earnings potential. The level of the Registrants' future earnings depends on numerous factors that affect the opportunities, challenges, and risks of the Registrants' primary businesses of selling electricity and/or distributing natural gas, as described further herein. The Registrants are unable to predict changes in law, regulations, regulatory guidance, legal interpretations, policy positions, and implementation actions that may result from the presidential administration.
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
Economic uncertainty and policy uncertainty have increased the volatility of future economic outlooks above historical norms. Significant changes in fiscal, monetary, or trade policies could disrupt anticipated economic outlooks. This uncertainty in economic growth, interest rates, tariffs, and inflation could impact customer demand for energy, access to capital markets, and the cost of doing business. The shifting economic policy variables and weakening of historic relationships among economic activity, prices, and employment have increased the uncertainty of future levels of economic activity, which will directly impact future energy demand and operating costs. Weakening economic activity increases the risk of slowing or declining energy sales. See RESULTS OF OPERATIONS herein for information on energy sales in the Southern Company system's service territory during the first six months of 2025.
The level of future earnings for Southern Power's competitive wholesale electric business depends on numerous factors including the parameters of the wholesale market and the efficient operation of its wholesale generating assets; Southern Power's ability to execute its growth strategy through the development, construction, or acquisition of renewable facilities and other energy projects while containing costs; regulatory matters; customer creditworthiness; total electric generating capacity available in Southern Power's market areas; Southern Power's ability to successfully remarket capacity as current contracts expire; renewable portfolio standards; continued availability of federal and state ITCs and PTCs under current and future tax legislation and U.S. Treasury guidance; transmission constraints; cost of generation from units within the Southern Company power pool; and operational limitations. See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Income Tax Matters" in Item 7 of the Form 10-K for information regarding the Inflation Reduction Act's expansion of the availability of federal ITCs and PTCs and "Income Tax Matters – Federal Tax Legislation" herein for information regarding the One Big Beautiful Bill Act's (OBBB) restrictions on federal ITCs and PTCs. Also see Note (K) to the Condensed Financial Statements under "Southern Power" herein for information regarding construction projects.
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
As part of its ongoing effort to adapt to changing market conditions, Southern Company continues to evaluate and consider a wide array of potential business strategies. These strategies may include business combinations, partnerships, joint ventures, and acquisitions involving other utility or non-utility businesses or properties, disposition of, or the sale of interests in, certain assets or businesses, internal restructuring, or some combination thereof. Furthermore, Southern Company may engage in new business ventures that arise from competitive and regulatory changes in the utility industry. Pursuit of any of the above strategies, or any combination thereof, may significantly affect the business operations, risks, and financial condition of Southern Company. In addition, Southern Power and Southern Company Gas regularly consider and evaluate joint development arrangements as well as acquisitions and/or dispositions of businesses and assets as part of their business strategies. See Note 15 to the financial statements in Item 8 of the Form 10-K, Note (K) to the Condensed Financial Statements herein, and "Construction Programs" herein for additional information.
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
On June 18, 2025, the U.S. Supreme Court issued an opinion holding that the proper venue for reviewing interstate transport SIP disapprovals are regional appellate courts instead of the U.S. Court of Appeals for the D.C. Circuit.
The ultimate impact of the FIP and associated legal matters cannot be determined at this time; however, implementation of the stayed FIP would likely result in increased compliance costs for the traditional electric operating companies.
Water Quality
On February 28, 2025, the U.S. Court of Appeals for the Eighth Circuit granted the EPA's motion to hold the 2024 ELG Rule litigation in abeyance for 60 days. On March 12, 2025, the EPA announced its intent to reconsider the

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
standards finalized in the 2024 ELG Rule, including the new technology-based ELGs for leachate. On May 1, 2025, the U.S. Court of Appeals for the Eighth Circuit granted the EPA's motion requesting an additional 60-day abeyance of the 2024 ELG Rule litigation. On July 11, 2025, the U.S. Court of Appeals for the Eighth Circuit granted the EPA's request to continue to hold the 2024 ELG Rule litigation in abeyance for another 30 days. The ultimate impact of the 2024 ELG Rule and associated legal matters cannot be determined at this time; however, it may result in significant compliance costs.
Coal Combustion Residuals
On March 12, 2025, the EPA announced its intent to undertake several regulatory actions related to the CCR Rule, including reviewing the 2024 Legacy Rule and evaluating whether to grant short- and long-term relief, such as extending compliance deadlines. On June 13, 2025, the U.S. Court of Appeals for the D.C. Circuit granted the EPA's motion requesting an additional 60-day abeyance of the litigation over the 2024 Legacy Rule.
On January 16, 2025, the EPA simultaneously published a direct final rule and companion proposed rule that included identical revisions to certain definitions in the 2024 Legacy Rule. On March 20, 2025, the EPA published a notice withdrawing its direct final rule and stating the EPA's intent to respond to comments received on the companion proposed rule. On July 22, 2025, the EPA published a direct final rule and companion proposed rule extending certain deadlines for compliance for owners and operators of CCR management units. The ultimate impact of any final rule and associated legal matters cannot be determined at this time; however, it may result in significant compliance costs.
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
Greenhouse Gases
On February 19, 2025, the U.S. Court of Appeals for the D.C. Circuit granted the EPA's motion to hold the litigation over the 2024 GHG Rules in abeyance for 60 days. On April 25, 2025, the U.S. Court of Appeals for the D.C. Circuit granted the EPA's motion requesting a continuing abeyance of the litigation over the 2024 GHG Rules. The EPA states in its motion that the agency will issue a proposed reconsideration rule in spring 2025 and a final reconsideration rule by December 2025. On June 17, 2025, the EPA published a proposed rule that, if finalized, would repeal all or a portion of the 2024 GHG Rules. The proposed rule includes a primary proposal and an alternative proposal. Under the primary proposal, the EPA would repeal all emissions standards promulgated under Section 111 of the Clean Air Act based on a finding that fossil fuel-fired power plants do not contribute significantly to dangerous air pollution. Under the alternative proposal, the EPA would repeal all of the emissions guidelines for existing fossil fuel-fired steam generating units as well as the carbon capture and storage requirement for new base load stationary combustion turbines. The ultimate impact of the final rules and associated legal matters cannot be determined at this time; however, it may result in significant compliance costs.
In 2009, the EPA finalized its determination that concentration of certain GHGs in the atmosphere represent a danger to public health and welfare, and such endangerment finding is a prerequisite for regulation of GHG emissions from electric generating units. On March 21, 2025, the EPA announced its intent to ask for public comment on its reconsideration of this endangerment finding. On July 29, 2025, the EPA released a proposed rule to repeal the 2009 endangerment finding with regard to motor vehicles. In the proposal, the EPA acknowledged that

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
other Clean Air Act rulemakings, including those for electric generating units, have partially relied on the 2009 endangerment finding, and the EPA said it would address any overlapping issues in separate rulemakings. The ultimate impact of this proposal cannot be determined at this time.
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
The traditional electric operating companies are engaged in continuous construction programs to accommodate existing and estimated future loads on their respective systems. Major generation construction projects are subject to state PSC approval in order to be included in retail rates, through which the traditional electric operating companies recover their investment and a return. See Note 2 to the financial statements under "Georgia Power – Integrated Resource Plans" in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements under "Georgia Power – Integrated Resource Plans" and " – Other Construction" herein for information regarding Georgia Power's future and current construction projects.
Alabama Power executed an agreement to build a battery energy storage facility at the former Plant Gorgas site in Walker County, Alabama. The new Gorgas battery facility is designed to have the capacity to store up to 150 MWs of electricity generated by other Alabama Power resources. Construction is expected to begin in the third quarter 2025, with estimated completion by 2027.
Southern Power's construction program includes the Millers Branch solar project and the Kay Wind, Grant Plains, Grant Wind, and Wake Wind repowering projects. The repowering projects result in accelerated depreciation related to the equipment being replaced that will continue until the commercial operation dates of the projects, which are projected to occur between the third quarter 2026 and the second quarter 2027. At June 30, 2025, the remaining pre-tax accelerated depreciation, net of noncontrolling interest impacts, is projected to total approximately $215 million in 2025, $320 million in 2026, and $25 million in 2027. The ultimate outcome of this matter cannot be determined at this time. See Note (K) to the Condensed Financial Statements under "Southern Power" herein for information relating to Southern Power's construction of renewable energy facilities.
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
Federal Tax Legislation
The OBBB was signed into law on July 4, 2025. It extends many of the Tax Cuts and Jobs Act's provisions that were set to expire and makes some of them permanent. The OBBB includes major changes to tax incentives for renewable energy projects. The legislation restricts the ITCs and PTCs for solar and wind power projects, which were originally set to run through 2032. Such projects must now either begin construction by July 2026 or be fully operational by the end of 2027 in order to claim the applicable tax credits. Nuclear, hydropower, and geothermal energy projects maintain tax credits under the new law. Battery energy storage projects retain their full tax credit through 2033, with a gradual phase-out by 2036. The OBBB adds new restrictions for tax credits for renewable facilities that are owned or influenced by a prohibited foreign entity or receive material assistance from a prohibited foreign entity. Following enactment of the OBBB, the president issued an executive order directing the U.S. Treasury to issue new and revised wind and solar tax credit guidance within 45 days. Additionally, the IRS is expected to issue significant guidance on the tax provisions in the OBBB. Southern Company is still assessing and will continue to monitor the impacts of the OBBB. The ultimate outcome of this legislation cannot be determined at this time.
Georgia State Tax Legislation
On April 15, 2025, the State of Georgia enacted tax legislation that reduced the corporate income tax rate from 5.39% to 5.19% effective for the 2025 tax year. This legislation reduced the amount of Southern Company's and certain subsidiaries' income tax expense in the State of Georgia and existing state net accumulated deferred tax liabilities, increased regulatory liabilities at Georgia Power and Southern Company Gas, and reduces Georgia Power's ability to utilize certain state tax credits in the State of Georgia. The legislation did not have a material impact on the net income of the applicable Registrants in 2025.
Zero-Emission Nuclear Power Production Tax Credit
Alabama Power and Georgia Power have nuclear generating facilities that qualify for Internal Revenue Code §45U PTCs for the 2024 tax year that are expected to be claimed on Southern Company's consolidated tax return by October 15, 2025. The base credit amounts are $75 million, $36 million, and $39 million for Southern Company, Alabama Power, and Georgia Power, respectively, which have been recorded as a regulatory liability. Additionally, each company may qualify for the prevailing wage multiplier which would allow Southern Company, Alabama Power, and Georgia Power to claim §45U PTCs totaling $373 million, $180 million, and $193 million, respectively. The §45U PTC is available for tax years 2024 to 2032 and is subject to a phase-out. As such, Southern Company, Alabama Power, and Georgia Power will each evaluate annually whether it qualifies for the credit. The ultimate outcome of this matter cannot be determined at this time.
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
FINANCIAL CONDITION AND LIQUIDITY
Overview
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Overview" in Item 7 of the Form 10-K for additional information. The financial condition of each Registrant remained stable at June 30, 2025. The Registrants intend to continue to monitor their access to short-term and long-term capital markets as well as their bank credit arrangements to meet future capital and liquidity needs. See "Cash Requirements," "Sources of Capital," and "Financing Activities" herein for additional information.
At the end of the second quarter 2025, the market price of Southern Company's common stock was $91.83 per share (based on the closing price as reported on the NYSE) and the book value was $30.92 per share, representing a market-to-book ratio of 297%, compared to $82.32, $30.28, and 272%, respectively, at the end of 2024. Southern Company's common stock dividend for the second quarter 2025 was $0.74 per share compared to $0.72 per share in the second quarter 2024.
Cash Requirements
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Cash Requirements" in Item 7 of the Form 10-K for a description of the Registrants' significant cash requirements.
The Registrants' significant cash requirements include estimated capital expenditures associated with their construction programs. The construction programs are subject to periodic review and revision, and actual construction costs may vary from these estimates because of numerous factors. These factors include: changes in business conditions; changes in load projections; changes in environmental laws and regulations; the outcome of any legal challenges to environmental rules; changes in electric generating plants, including unit retirements and replacements and adding or changing fuel sources at existing electric generating units, to meet regulatory requirements; changes in FERC rules and regulations; state regulatory agency approvals; changes in the expected environmental compliance program; changes in legislation, regulation, and/or tariff policy; the cost, availability, and efficiency of construction labor, equipment, and materials; project scope and design changes; abnormal weather; delays in construction due to judicial or regulatory action; storm impacts; and the cost of capital. In addition, with respect to the traditional electric operating companies and the natural gas distribution utilities, there can be no assurance that any costs related to capital expenditures and AROs will be fully recovered. Additionally, expenditures associated with Southern Power's planned acquisitions may vary due to market opportunities and the execution of its growth strategy.
In June and July 2025, Georgia Power requested certification from the Georgia PSC for several Georgia Power-owned projects through various RFPs. Estimated capital expenditures associated with these projects and related transmission investments through 2029 total approximately $14.3 billion, excluding previously committed expenditures and AFUDC. See Note (B) to the Condensed Financial Statements under "Georgia Power – Integrated Resource Plans" for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
During the second quarter 2025, Southern Power committed to development projects to repower the Grant Plains, Grant Wind, and Wake Wind facilities. The remaining aggregate construction costs for these projects are expected to be between $715 million and $805 million. See Note (K) to the Condensed Financial Statements under "Southern Power" herein for additional information.
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
By regulation, Nicor Gas is restricted, up to its retained earnings balance, in the amount it can dividend or loan to affiliates and is not permitted to make money pool loans to affiliates. At June 30, 2025, the amount of subsidiary retained earnings restricted to dividend totaled $1.8 billion. This restriction did not impact Southern Company Gas' ability to meet its cash obligations, nor does management expect such restriction to materially impact Southern Company Gas' ability to meet its currently anticipated cash obligations.
Certain Registrants' current liabilities frequently exceed their current assets because of long-term debt maturities and the periodic use of short-term debt as a funding source, as well as significant seasonal fluctuations in cash needs. The Registrants generally plan to refinance long-term debt as it matures. The following table shows the amount by which current liabilities exceeded current assets at June 30, 2025 for the applicable Registrants:

At June 30, 2025	Southern Company	Georgia Power	Southern Power	Southern Company Gas
	(in millions)
Current liabilities in excess of current assets	$3,769	$921	$1,321	$1,171
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

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Bank Credit Arrangements
At June 30, 2025, unused committed credit arrangements with banks were as follows:

At June 30, 2025	Southern Company parent	Alabama Power(a)	Georgia Power	Mississippi Power	Southern Power(b)	Southern Company Gas(c)	SEGCO	Southern Company
	(in millions)
Unused committed credit	$2,999	$1,364	$2,026	$275	$600	$1,598	$30	$8,892
(a)Includes $14 million at Alabama Property Company, a wholly-owned subsidiary of Alabama Power. Alabama Power is not party to this arrangement.
(b)At June 30, 2025, Southern Power also had two continuing letters of credit facilities for standby letters of credit, of which $21 million was unused. Southern Power's subsidiaries are not parties to its bank credit arrangements or letter of credit facilities.
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
A portion of the unused credit with banks is allocated to provide liquidity support to certain revenue bonds of the traditional electric operating companies and the commercial paper programs of the Registrants, Nicor Gas, and SEGCO. At June 30, 2025, outstanding variable rate demand revenue bonds of the traditional electric operating companies with allocated liquidity support totaled approximately $1.5 billion (comprised of approximately $796 million at Alabama Power, $667 million at Georgia Power, and $69 million at Mississippi Power). Subsequent to June 30, 2025, Mississippi Power repaid at maturity approximately $11 million of its $69 million variable rate demand revenue bonds. In addition, at June 30, 2025, Alabama Power and Georgia Power had approximately $280 million and $501 million, respectively, of fixed rate revenue bonds outstanding that are required to be remarketed within the next 12 months. Alabama Power's $280 million of fixed rate revenue bonds are classified as securities due within one year on its balance sheets as they are not covered by long-term committed credit. All other variable rate demand revenue bonds and fixed rate revenue bonds required to be remarketed within the next 12 months are classified as long-term debt on the balance sheets as a result of available long-term committed credit.
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

	Short-term Debt at June 30, 2025		Short-term Debt During the Period(*)
	Amount Outstanding	Weighted Average Interest Rate	Average Amount Outstanding	Weighted Average Interest Rate	Maximum Amount Outstanding
	(in millions)		(in millions)		(in millions)
Southern Company	$988	4.6%	$876	4.9%	$1,610
Alabama Power	—	—	1	4.4	40
Georgia Power	285	4.7	451	5.0	1,025
Mississippi Power	32	4.6	8	4.6	34
Southern Power	200	4.6	35	4.6	200
Southern Company Gas:
Southern Company Gas Capital	471	4.7	339	4.7	507
(*)Average and maximum amounts are based upon daily balances during the three-month period ended June 30, 2025.
Analysis of Cash Flows
Net cash flows provided from (used for) operating, investing, and financing activities for the six months ended June 30, 2025 and 2024 are presented in the following table:

Net cash provided from (used for):	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Six Months Ended June 30, 2025
Operating activities	$3,431	$678	$1,335	$78	$232	$1,210
Investing activities	(5,734)	(1,169)	(3,218)	(145)	(418)	(735)
Financing activities	2,467	300	1,859	76	161	(294)

Six Months Ended June 30, 2024
Operating activities	$3,999	$877	$1,680	$85	$230	$1,270
Investing activities	(4,222)	(951)	(2,199)	(218)	(127)	(696)
Financing activities	513	(46)	551	114	(85)	(574)
Fluctuations in cash flows from financing activities vary from year to year based on capital needs and the maturity or redemption of securities.
Southern Company
Net cash provided from operating activities decreased $568 million for the six months ended June 30, 2025 as compared to the corresponding period in 2024 primarily due to the timing of vendor payments, decreased retail fuel cost recovery, primarily at Alabama Power, and storm restoration costs at Georgia Power, partially offset by the timing of materials and supplies purchases. See Note 2 to the financial statements under "Georgia Power – Storm Damage Recovery" in Item 8 of the Form 10-K for additional information relating to storm restoration costs.
The net cash used for investing activities for the six months ended June 30, 2025 was primarily related to the Subsidiary Registrants' construction programs.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
The net cash provided from financing activities for the six months ended June 30, 2025 was primarily related to net issuances of long-term debt, partially offset by common stock dividend payments.
Alabama Power
Net cash provided from operating activities decreased $199 million for the six months ended June 30, 2025 as compared to the corresponding period in 2024 primarily due to a decrease in fuel cost recovery and customer refunds associated with the nuclear fuel disposal cost award, partially offset by the timing of vendor payments. See Note 3 to the financial statements under "Nuclear Fuel Disposal Cost" in Item 8 of the Form 10-K for additional information.
The net cash used for investing activities for the six months ended June 30, 2025 was primarily related to gross property additions.
The net cash provided from financing activities for the six months ended June 30, 2025 was primarily related to capital contributions from Southern Company and net issuances of senior notes, partially offset by common stock dividend payments.
Georgia Power
Net cash provided from operating activities decreased $345 million for the six months ended June 30, 2025 as compared to the corresponding period in 2024 primarily due to the timing of vendor payments and storm restoration costs, partially offset by the timing of customer receivable collections. See Note 2 to the financial statements under "Georgia Power – Storm Damage Recovery" in Item 8 of the Form 10-K for additional information relating to storm restoration costs.
The net cash used for investing activities for the six months ended June 30, 2025 was primarily related to gross property additions.
The net cash provided from financing activities for the six months ended June 30, 2025 was primarily related to capital contributions from Southern Company and net issuances of senior notes, partially offset by common stock dividend payments.
Mississippi Power
Net cash provided from operating activities decreased $7 million for the six months ended June 30, 2025 as compared to the corresponding period in 2024 primarily due to decreased fuel cost recovery, partially offset by the timing of fossil fuel stock purchases.
The net cash used for investing activities for the six months ended June 30, 2025 was primarily related to gross property additions, partially offset by contributions in aid of construction.
The net cash provided from financing activities for the six months ended June 30, 2025 was primarily related to issuances of senior notes and capital contributions from Southern Company, partially offset by common stock dividend payments.
Southern Power
Net cash provided from operating activities increased $2 million for the six months ended June 30, 2025 as compared to the corresponding period in 2024.
The net cash used for investing activities for the six months ended June 30, 2025 was primarily related to ongoing construction activities. See Note (K) to the Condensed Financial Statements under "Southern Power" herein for additional information.
The net cash provided from financing activities for the six months ended June 30, 2025 was primarily related to an increase in commercial paper borrowings and capital contributions from Southern Company, partially offset by common stock dividend payments and net distributions to noncontrolling interests.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Southern Company Gas
Net cash provided from operating activities decreased $60 million for the six months ended June 30, 2025 as compared to the corresponding period in 2024 primarily due to the timing of customer receivable collections.
The net cash used for investing activities for the six months ended June 30, 2025 was primarily related to construction of transportation and distribution assets recovered through base rates.
The net cash used for financing activities for the six months ended June 30, 2025 was primarily related to common stock dividend payments.
Significant Balance Sheet Changes
Southern Company
Significant balance sheet changes for the six months ended June 30, 2025 included:
•an increase of $4.9 billion in long-term debt (including securities due within one year) primarily related to issuances of senior notes and junior subordinated notes, partially offset by repayment of senior notes;
•an increase of $3.5 billion in total property, plant, and equipment primarily related to the Subsidiary Registrants' construction programs;
•a decrease of $753 million in accounts payable primarily related to the timing of vendor payments;
•an increase of $668 million in total stockholders' equity primarily related to net income, partially offset by common stock dividend payments;
•an increase of $564 million in accumulated deferred income taxes primarily related to property-related timing differences and monetization of tax credits in 2025;
•a decrease of $436 million in accrued compensation due to the timing of payments;
•decreases of $389 million and $307 million in AROs and regulatory assets associated with AROs, respectively, primarily related to cost estimate updates at Alabama Power; and
•a decrease of $350 million in notes payable primarily due to repayment of short-term bank debt and a reduction in commercial paper borrowings.
See "Financing Activities" and Note (A) to the Condensed Financial Statements under "Asset Retirement Obligations" herein for additional information.
Alabama Power
Significant balance sheet changes for the six months ended June 30, 2025 included:
•an increase of $712 million in common stockholder's equity primarily due to net income and capital contributions from Southern Company, partially offset by dividends paid to Southern Company;
•an increase of $367 million in total property, plant, and equipment primarily related to the construction of transmission and distribution facilities;
•an increase of $351 million in long-term debt (including securities due within one year) primarily due to net issuances of senior notes;
•decreases of $305 million and $218 million in AROs and regulatory assets associated with AROs, respectively, primarily related to cost estimate updates;
•a decrease of $228 million in other accounts payable primarily due to the timing of vendor payments; and
•a decrease of $191 million in cash and cash equivalents, as reflected in the statements of cash flows and discussed further under "Analysis of Cash Flows – Alabama Power" herein.
See "Financing Activities – Alabama Power" and Note (A) to the Condensed Financial Statements under "Asset Retirement Obligations" herein for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Georgia Power
Significant balance sheet changes for the six months ended June 30, 2025 included:
•an increase of $2.4 billion in total property, plant, and equipment primarily related to the construction of generation, transmission, and distribution facilities, including costs associated with Plant Yates Units 8, 9, and 10;
•an increase of $1.8 billion in common stockholder's equity primarily due to capital contributions from Southern Company and net income, partially offset by dividends paid to Southern Company;
•an increase of $1.3 billion in long-term debt (including securities due within one year) primarily due to net issuances of senior notes;
•a decrease of $522 million in accounts payable primarily related to timing of vendor payments;
•an increase of $286 million in accumulated deferred income taxes primarily related to increases in property-related timing differences and a valuation allowance on certain state tax credit carryforwards, partially offset by decreases for timing differences in fuel recovery and customer advances; and
•a decrease of $234 million in accrued taxes primarily due to payments for municipal franchise fees and property taxes.
See "Financing Activities – Georgia Power" and Notes (B) and (G) to the Condensed Financial Statements under "Georgia Power – Other Construction" and "Georgia Power," respectively, herein for additional information.
Mississippi Power
Significant balance sheet changes for the six months ended June 30, 2025 included:
•an increase of $99 million in long-term debt (including securities due within one year) primarily due to issuances of senior notes;
•an increase of $83 million in total property, plant, and equipment primarily related to the construction of transmission and distribution facilities;
•an increase of $75 million in common stockholder's equity related to net income and capital contributions from Southern Company, partially offset by dividends paid to Southern Company;
•an increase of $53 million in other deferred credits and liabilities primarily due to contributions in aid of construction; and
•a decrease of $49 million in accrued taxes is primarily due to the payment of ad valorem taxes.
See "Financing Activities – Mississippi Power" herein for additional information.
Southern Power
Significant balance sheet changes for the six months ended June 30, 2025 included:
•an increase of $200 million in notes payable due to an increase in commercial paper borrowings;
•an increase of $136 million in total property, plant, and equipment due to an increase in CWIP primarily related to the continued construction of the Millers Branch solar facility and wind repowering projects, partially offset by the continued depreciation of assets;
•an increase of $67 million in long-term debt (including securities due within one year) primarily due to the change in fair value related to the foreign currency hedge on euro-denominated senior notes; and
•an increase of $62 million in customer accounts receivable, net primarily related to the timing of customer receivables.
See Notes (I) and (J) to the Condensed Financial Statements and Note (K) to the Condensed Financial Statements under "Southern Power" herein for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Southern Company Gas
Significant balance sheet changes for the six months ended June 30, 2025 included:
•an increase of $446 million in total property, plant, and equipment primarily related to the construction of transportation and distribution assets;
•a decrease of $208 million in total accounts receivable primarily related to seasonality;
•an increase of $202 million in common stockholder's equity primarily related to net income, partially offset by dividends paid to Southern Company;
•a decrease of $191 million in natural gas for sale due to higher volumes of natural gas sold; and
•an increase of $182 million in cash and cash equivalents, as reflected in the statements of cash flows and discussed further under "Analysis of Cash Flows – Southern Company Gas" herein.
Financing Activities
The following table outlines long-term debt financing activities for the first six months of 2025:

	Issuances and Reofferings		Maturities and Redemptions
Company	Senior Notes	Other Long- Term Debt	Senior Notes	Other Long- Term Debt(a)
	(in millions)
Southern Company parent	$1,650	$2,365	$1,110	$—
Alabama Power	600	4	250	1
Georgia Power	1,600	—	700	57
Mississippi Power	100	—	—	1
Other(b)	—	—	—	11
Elimination(c)	—	—	—	(1)
Southern Company	$3,950	$2,369	$2,060	$69
(a)Includes reductions in finance lease obligations resulting from cash payments under finance leases and, for Georgia Power, principal amortization payments totaling $43 million for FFB borrowings. See Note 8 to the financial statements under "Long-term Debt – DOE Loan Guarantee Borrowings" in Item 8 of the Form 10-K for additional information.
(b)Includes repayment by SEGCO of $10 million of its $100 million principal amount long-term bank loan due November 15, 2025, which is guaranteed by Alabama Power. At June 30, 2025, $70 million of the long-term bank loan remains outstanding. See Note 3 to the financial statements under "Guarantees" in Item 8 of the Form 10-K for additional information.
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
Southern Company
During the first six months of 2025, Southern Company issued approximately 3.4 million shares of common stock primarily through employee equity compensation and savings plans. Also during the first six months of 2025, Southern Company entered into forward sale contracts for the issuance of shares of common stock that may be settled through December 2026. See Note (F) to the Condensed Financial Statements under "Equity Distribution Agreement" herein for additional information.

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
In May 2025, Southern Company issued $1.65 billion aggregate principal amount of Series 2025A 3.25% Convertible Senior Notes due June 15, 2028 in a private offering. Southern Company used a portion of the proceeds from this issuance to repurchase approximately $781.6 million of the $1.725 billion aggregate principal amount outstanding of its Series 2023A 3.875% Convertible Senior Notes due December 15, 2025 and approximately $328.1 million of the $1.5 billion aggregate principal amount outstanding of its Series 2024A 4.50% Convertible Senior Notes due June 15, 2027. See Note (F) to the Condensed Financial Statements under "Convertible Senior Notes" herein for additional information.
Alabama Power
In March 2025, Alabama Power issued $500 million aggregate principal amount of Series 2025A 5.10% Senior Notes due April 2, 2035.
In April 2025, Alabama Power repaid at maturity $250 million aggregate principal amount of its Series 2015B 2.80% Senior Notes.
In June 2025, Alabama Power issued $100 million aggregate principal amount of Series 2025B Floating Rate Senior Notes due August 15, 2075.
Georgia Power
In March 2025, Georgia Power issued $400 million aggregate principal amount of Series 2025A Floating Rate Senior Notes due September 15, 2026, $500 million aggregate principal amount of Series 2025B 4.85% Senior Notes due March 15, 2031, and $700 million aggregate principal amount of Series 2025C 5.20% Senior Notes due March 15, 2035.
In May 2025, Georgia Power repaid at maturity $700 million aggregate principal amount of its Series 2023C Floating Rate Senior Notes.
Also in May 2025, Georgia Power entered into a $200 million short-term floating rate bank loan bearing interest based on term SOFR.
In June 2025, Georgia Power extended both of its short-term floating rate bank loans totaling $400 million to long-term term loans, which mature in June 2026.
Subsequent to June 30, 2025, Georgia Power repaid at maturity its obligations with respect to $45 million aggregate principal amount of Development Authority of Monroe County (Georgia) Pollution Control Revenue Bonds (Georgia Power Company Plant Scherer Project), First Series 1995.
Mississippi Power
In March 2025, Mississippi Power issued $50 million aggregate principal amount of Series 2025A 5.01% Senior Notes due March 15, 2030 and $50 million aggregate principal amount of Series 2025B 6.03% Senior Notes due March 15, 2055.
Subsequent to June 30, 2025, Mississippi Power repaid at maturity its obligations with respect to approximately $11 million aggregate principal amount of Mississippi Business Finance Corporation Solid Waste Disposal Facilities Revenue Bonds, Series 1995 (Mississippi Power Company Project).
Credit Rating Risk
At June 30, 2025, the Registrants did not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade.

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
The maximum potential collateral requirements under these contracts at June 30, 2025 were as follows:

Credit Ratings	Southern Company(*)	Alabama Power	Georgia Power	Mississippi Power	Southern Power(*)	Southern Company Gas
	(in millions)
At BBB and/or Baa2	$34	$1	$—	$—	$33	$—
At BBB- and/or Baa3	456	2	36	—	417	—
At BB+ and/or Ba1 or below	3,626	421	2,352	274	1,351	14
(*)Southern Power has PPAs that could require collateral, but not accelerated payment, in the event of a downgrade of Southern Power's credit. The PPAs require credit assurances without stating a specific credit rating. The amount of collateral required would depend upon actual losses resulting from a credit downgrade. Southern Power had $106 million of cash collateral posted related to PPA requirements at June 30, 2025.
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

    Table of Contents                                Index to Financial Statements
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
During the six months ended June 30, 2025, there were no material changes to Southern Company's, Alabama Power's, Georgia Power's, Mississippi Power's, Southern Power's, or Southern Company Gas' disclosures about market risk. For an in-depth discussion of each Registrant's market risks, see MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Market Price Risk" in Item 7 of the Form 10-K and Note 1 to the financial statements under "Financial Instruments" and Notes 13 and 14 to the financial statements in Item 8 of the Form 10-K, as well as Notes (I) and (J) to the Condensed Financial Statements herein.
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
There have been no changes in Southern Company's, Alabama Power's, Georgia Power's, Mississippi Power's, Southern Power's, or Southern Company Gas' internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the second quarter 2025 that have materially affected or are reasonably likely to materially affect Southern Company's, Alabama Power's, Georgia Power's, Mississippi Power's, Southern Power's, or Southern Company Gas' internal control over financial reporting.

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
Item 5. Other Information.
The following table reports information regarding the adoption of "Rule 10b5-1 trading arrangements" or "non-Rule 10b5-1 trading arrangements," as defined in Item 408(a) of Regulation S-K, during the three months ended June 30, 2025 for Southern Company's directors and "officers," as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended. There were no modifications or terminations of such trading arrangements during the three months ended June 30, 2025. Unless otherwise indicated, each trading arrangement listed below is a "Rule 10b5-1 trading arrangement," provides for the sale of shares of Southern Company's common stock, commences no earlier than the expiration of the cooling-off period required by Rule 10b5-1(c)(1)(ii)(B)(1) under the Securities Exchange Act of 1934, as amended, and terminates upon the earlier of the "Expiration Date" listed below or the completion of all sales. The Subsidiary Registrants had no reportable trading arrangements for the three months ended June 30, 2025.

Name	Title	Date of Adoption	Expiration Date	Aggregate Number of Shares Covered
Bryan D. Anderson	Executive Vice President	May 30, 2025	September 30, 2026	6,206
Item 6. Exhibits.
The exhibits below with an asterisk (*) preceding the exhibit number are filed herewith. The remaining exhibits have previously been filed with the SEC and are incorporated herein by reference. The exhibits marked with a pound sign (#) are management contracts or compensatory plans or arrangements.

(3) Articles of Incorporation and By-Laws

Southern Company

(a) Certificate of Amendment to the Certificate of Incorporation of Southern Company, effective May 27, 2025. (Designated in Form 8-K dated May 21, 2025, File No. 1-3526, as Exhibit 3.1.)

(4) Instruments Describing Rights of Security Holders, Including Indentures

Southern Company

(a)
Thirty-Fourth Supplemental Indenture to Senior Note Indenture dated as of May 23, 2025, providing for the issuance of the Series 2025A 3.25% Convertible Senior Notes due June 15, 2028. (Designated in Form 8-K dated May 20, 2025, File No. 1-3526 as Exhibit 4.2.)

Alabama Power

(b)
Sixty-Ninth Supplemental Indenture to Senior Note Indenture dated as of June 13, 2025, providing for the issuance of the Series 2025B Floating Rate Senior Notes due August 15, 2075. (Designated in Form 8-K dated June 11, 2025, File No. 1-3164 as Exhibit 4.6.)

(24) Power of Attorney and Resolutions

    Table of Contents                                Index to Financial Statements

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
Date: July 30, 2025

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
Date: July 30, 2025

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
Date: July 30, 2025

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
Date: July 30, 2025

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
Date: July 30, 2025

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
Date: July 30, 2025