Form 10-Q
period 2025-09-30
SOUTHERN CO; GEORGIA POWER CO; SOUTHERN POWER CO; SOUTHERN CO GAS; ALABAMA POWER CO; MISSISSIPPI POWER CO
filed 2025-10-30
CIK 92122, 41091, 1160661, 1004155, 3153, 66904

    Table of Contents                                Index to Financial Statements
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR
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

Registrant	Description of Common Stock	Shares Outstanding at September 30, 2025
The Southern Company	Par Value $5 Per Share	1,101,104,843
Alabama Power Company	Par Value $40 Per Share	30,537,500
Georgia Power Company	Without Par Value	9,261,500
Mississippi Power Company	Without Par Value	1,121,000
Southern Power Company	Par Value $0.01 Per Share	1,000
Southern Company Gas	Par Value $0.01 Per Share	100
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

    Table of Contents                                Index to Financial Statements

    Table of Contents                                Index to Financial Statements

DEFINITIONS

Term	Meaning
2022 ARP	Alternate Rate Plan approved by the Georgia PSC in 2022 for Georgia Power for the years 2023 through 2025
2023 IRP Update	Georgia Power's updated IRP filed in 2023 and approved by the Georgia PSC in April 2024 as modified by a stipulation among Georgia Power, the staff of the Georgia PSC, and certain intervenors
2024 ELG Rule	Final rule published by the EPA in May 2024 revising the steam effluent guidelines
2024 GHG Rules	Final rules published by the EPA in May 2024 for existing fossil fuel-fired steam electric generating units and new fossil fuel-fired combustion turbines and combined cycle generation facilities
2024 Legacy Rule	Final rule published by the EPA in May 2024 related to legacy surface impoundments and CCR management units
AFUDC	Allowance for funds used during construction
AGL Services Company	AGL Services Company, Inc., the Southern Company Gas system service company and a wholly-owned subsidiary of Southern Company Gas
Alabama Power	Alabama Power Company
ARO	Asset retirement obligation
Atlanta Gas Light	Atlanta Gas Light Company, a wholly-owned subsidiary of Southern Company Gas
CAMT	Corporate alternative minimum tax
CCR	Coal combustion residuals
CCR Rule	Disposal of Coal Combustion Residuals from Electric Utilities final rule published by the EPA in 2015
Chattanooga Gas	Chattanooga Gas Company, a wholly-owned subsidiary of Southern Company Gas
Clean Air Act	Clean Air Act Amendments of 1990
COD	Commercial operation date
CODM	Chief operating decision maker
CWIP	Construction work in progress
Dalton	City of Dalton, Georgia, an incorporated municipality in the state of Georgia, acting by and through its Board of Water, Light, and Sinking Fund Commissioners
Dalton Pipeline	A pipeline facility in Georgia in which Southern Company Gas has a 50% undivided ownership interest
DOE	U.S. Department of Energy
ECCR	Georgia Power's Environmental Compliance Cost Recovery tariff
ECO Plan	Mississippi Power's environmental compliance overview plan
ELG	Effluent limitations guidelines
EPA	U.S. Environmental Protection Agency
FCC	Federal Communications Commission
FERC	Federal Energy Regulatory Commission
FFB	Federal Financing Bank
Fitch	Fitch Ratings, Inc.
FP&L	Florida Power and Light Company
Form 10-K	Annual Report on Form 10-K of Southern Company, Alabama Power, Georgia Power, Mississippi Power, Southern Power, and Southern Company Gas for the year ended December 31, 2024, as applicable
GAAP	U.S. generally accepted accounting principles
Georgia Power	Georgia Power Company
GHG	Greenhouse gas
Heating Degree Days	A measure of weather, calculated when the average daily temperatures are less than 65 degrees Fahrenheit
Heating Season	The period from November through March when Southern Company Gas' natural gas usage and operating revenues are generally higher
HLBV	Hypothetical liquidation at book value

    Table of Contents                                Index to Financial Statements

DEFINITIONS
(continued)

Term	Meaning
IGCC	Integrated coal gasification combined cycle, the technology originally approved for Mississippi Power's Kemper County energy facility
IIC	Intercompany Interchange Contract
Internal Revenue Code	Internal Revenue Code of 1986, as amended
IRP	Integrated resource plan
IRS	Internal Revenue Service
ITC	Investment tax credit
KWH	Kilowatt-hour
LIFO	Last-in, first-out
LTSA	Long-term service agreement
MEAG Power	Municipal Electric Authority of Georgia
Mississippi Power	Mississippi Power Company
mmBtu	Million British thermal units
Moody's	Moody's Investors Service, Inc.
MRA	Municipal and Rural Associations
MW	Megawatt
natural gas distribution utilities	Southern Company Gas' natural gas distribution utilities (Nicor Gas, Atlanta Gas Light, Virginia Natural Gas, and Chattanooga Gas)
NCCR	Georgia Power's Nuclear Construction Cost Recovery tariff
NDR	Alabama Power's Natural Disaster Reserve
Nicor Gas	Northern Illinois Gas Company, a wholly-owned subsidiary of Southern Company Gas
NRC	U.S. Nuclear Regulatory Commission
OCI	Other comprehensive income
OPC	Oglethorpe Power Corporation (an electric membership corporation)
PEP	Mississippi Power's Performance Evaluation Plan
PowerSecure	PowerSecure, Inc., a wholly-owned subsidiary of Southern Company
PPA	Power purchase agreements, as well as, for Southern Power, contracts for differences that provide the owner of a renewable facility a certain fixed price for the electricity sold to the grid
PSC	Public Service Commission
PTC	Production tax credit
Rate CNP	Alabama Power's Rate Certificated New Plant, consisting of Rate CNP New Plant, Rate CNP Compliance, Rate CNP PPA, and Rate CNP Depreciation
Rate ECR	Alabama Power's Rate Energy Cost Recovery
Rate RSE	Alabama Power's Rate Stabilization and Equalization
Registrants	Southern Company, Alabama Power, Georgia Power, Mississippi Power, Southern Power Company, and Southern Company Gas
ROE	Return on equity
S&P	S&P Global Ratings, a division of S&P Global Inc.
SAVE	Steps to Advance Virginia's Energy, an infrastructure replacement program at Virginia Natural Gas
SCS	Southern Company Services, Inc., the Southern Company system service company and a wholly-owned subsidiary of Southern Company
SEC	U.S. Securities and Exchange Commission
SEGCO	Southern Electric Generating Company, 50% owned by each of Alabama Power and Georgia Power
SNG	Southern Natural Gas Company, L.L.C., a pipeline system in which Southern Company Gas has a 50% ownership interest
SOFR	Secured Overnight Financing Rate
Southern Company	The Southern Company
Southern Company Gas	Southern Company Gas and its subsidiaries

    Table of Contents                                Index to Financial Statements

DEFINITIONS
(continued)

Term	Meaning
Southern Company Gas Capital	Southern Company Gas Capital Corporation, a wholly-owned subsidiary of Southern Company Gas
Southern Company power pool	The operating arrangement whereby the integrated generating resources of the traditional electric operating companies and Southern Power (excluding subsidiaries) are subject to joint commitment and dispatch in order to serve their combined load obligations
Southern Company system	Southern Company, the traditional electric operating companies, Southern Power, Southern Company Gas, SEGCO, Southern Nuclear, SCS, Southern Linc, PowerSecure, and other subsidiaries
Southern Holdings	Southern Company Holdings, Inc., a wholly-owned subsidiary of Southern Company
Southern Linc	Southern Communications Services, Inc., a wholly-owned subsidiary of Southern Company, doing business as Southern Linc
Southern Nuclear	Southern Nuclear Operating Company, Inc., a wholly-owned subsidiary of Southern Company
Southern Power	Southern Power Company and its subsidiaries
SouthStar	SouthStar Energy Services, LLC (a Marketer), a wholly-owned subsidiary of Southern Company Gas
SP Solar	SP Solar Holdings I, LP, a limited partnership indirectly owning substantially all of Southern Power's solar and battery energy storage facilities, in which Southern Power has a 67% ownership interest
SP Wind	SP Wind Holdings II, LLC, a holding company owning a portfolio of eight operating wind facilities, in which Southern Power is the controlling partner in a tax equity arrangement
SRR	Mississippi Power's System Restoration Rider, a tariff for retail property damage cost recovery and reserve
Subsidiary Registrants	Alabama Power, Georgia Power, Mississippi Power, Southern Power, and Southern Company Gas
traditional electric operating companies	Alabama Power, Georgia Power, and Mississippi Power
U.S. Treasury	U.S. Department of the Treasury
VIE	Variable interest entity
Virginia Commission	Virginia State Corporation Commission
Virginia Natural Gas	Virginia Natural Gas, Inc., a wholly-owned subsidiary of Southern Company Gas
Vogtle Owners	Georgia Power, OPC, MEAG Power, and Dalton

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
•current and future litigation or regulatory investigations, proceedings, or inquiries, including litigation related to the Kemper County energy facility;
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

    Table of Contents                                Index to Financial Statements
PART I
Item 1. Financial Statements (Unaudited).

    Table of Contents                                Index to Financial Statements

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)		(in millions)
Operating Revenues:
Retail electric revenues	$5,707	$5,366	$15,065	$13,793
Wholesale electric revenues	832	721	2,257	1,919
Other electric revenues	262	222	724	631
Natural gas revenues (includes alternative revenue programs of $(5), $1, $(32), and $46, respectively)	734	682	3,552	3,220
Other revenues	288	283	974	820
Total operating revenues	7,823	7,274	22,572	20,383
Operating Expenses:
Fuel	1,345	1,146	3,753	3,174
Purchased power	259	249	769	669
Cost of natural gas	116	98	1,046	852
Cost of other sales	156	166	522	464
Other operations and maintenance	1,643	1,662	4,948	4,522
Depreciation and amortization	1,422	1,210	4,030	3,537
Taxes other than income taxes	288	375	1,136	1,155
Total operating expenses	5,229	4,906	16,204	14,373
Operating Income	2,594	2,368	6,368	6,010
Other Income and (Expense):
Allowance for equity funds used during construction	90	58	243	167
Earnings from equity method investments	33	31	76	107
Interest expense, net of amounts capitalized	(755)	(692)	(2,343)	(2,050)
Other income (expense), net	149	147	459	450
Total other income and (expense)	(483)	(456)	(1,565)	(1,326)
Earnings Before Income Taxes	2,111	1,912	4,803	4,684
Income taxes	404	377	973	890
Consolidated Net Income	1,707	1,535	3,830	3,794
Net loss attributable to noncontrolling interests	(4)	—	(95)	(73)
Consolidated Net Income Attributable to Southern Company	$1,711	$1,535	$3,925	$3,867
Common Stock Data:
Earnings per share -
Basic	$1.55	$1.40	$3.56	$3.53
Diluted	$1.54	$1.39	$3.54	$3.51
Average number of shares of common stock outstanding (in millions)
Basic	1,102	1,097	1,101	1,096
Diluted	1,110	1,103	1,108	1,102
The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)		(in millions)
Consolidated Net Income	$1,707	$1,535	$3,830	$3,794
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $(5), $(1), $12, and $(2), respectively	(13)	(2)	36	(5)
Reclassification adjustment for amounts included in net income, net of tax of $2, $(2), $(12), and $14, respectively	5	(8)	(38)	39
Pension and other postretirement benefit plans:
Benefit plan net gain (loss), net of tax of $—, $—, $—, and $1, respectively	—	—	1	3
Reclassification adjustment for amounts included in net income, net of tax of $—, $—, $—, and $—, respectively	—	1	—	1
Total other comprehensive income (loss)	(8)	(9)	(1)	38
Comprehensive Income	1,699	1,526	3,829	3,832
Comprehensive loss attributable to noncontrolling interests	(4)	—	(95)	(73)
Consolidated Comprehensive Income Attributable to Southern Company	$1,703	$1,526	$3,924	$3,905
The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2025	2024
	(in millions)
Operating Activities:
Consolidated net income	$3,830	$3,794
Adjustments to reconcile consolidated net income to net cash provided from operating activities —
Depreciation and amortization, total	4,425	3,916
Deferred income taxes	355	607
Allowance for equity funds used during construction	(243)	(167)
Pension, postretirement, and other employee benefits	(414)	(391)
Settlement of asset retirement obligations	(471)	(405)
Stock based compensation expense	124	120
Storm damage cost recovery – long-term	(262)	—
Other, net	(22)	(121)
Changes in certain current assets and liabilities —
-Receivables	200	(233)
-Retail fuel cost under recovery	439	843
-Fossil fuel for generation	121	143
-Materials and supplies	18	(195)
-Other current assets	(187)	(181)
-Accounts payable	(747)	(161)
-Accrued taxes	432	179
-Accrued compensation	(126)	(90)
-Other current liabilities	(267)	(43)
Net cash provided from operating activities	7,205	7,615
Investing Activities:
Property additions	(8,452)	(6,206)
Business acquisition	(635)	—
Nuclear decommissioning trust fund purchases	(1,212)	(1,070)
Nuclear decommissioning trust fund sales	1,212	1,070
Proceeds from dispositions	1	370
Cost of removal, net of salvage	(479)	(444)
Change in construction payables, net	69	(119)
Other investing activities	(103)	(279)
Net cash used for investing activities	(9,599)	(6,678)
Financing Activities:
Decrease in notes payable, net	(993)	(1,264)
Proceeds —
Long-term debt	10,269	5,321
Short-term borrowings	200	700
Common stock	90	112
Redemptions and repurchases —
Long-term debt	(2,383)	(2,167)
Short-term borrowings	—	(1,020)
Distributions to noncontrolling interests	(118)	(108)
Payment of common stock dividends	(2,254)	(2,220)
Other financing activities	(176)	(157)
Net cash provided from (used for) financing activities	4,635	(803)
Net Change in Cash, Cash Equivalents, and Restricted Cash	2,241	134
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	1,101	921
Cash, Cash Equivalents, and Restricted Cash at End of Period	$3,342	$1,055
Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $97 and $76 capitalized for 2025 and 2024, respectively)	$2,173	$2,015
Income taxes, net (excludes credit transfers)	231	131
Noncash transactions —
Accrued property additions at end of period	1,177	937
Right-of-use assets obtained under operating leases	131	126
Right-of-use assets obtained under finance leases	17	1
Reassessment of right-of-use assets under operating leases	—	(7)
Issuance of common stock under dividend reinvestment plan	167	123
The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Assets	At September 30, 2025	At December 31, 2024
	(in millions)
Current Assets:
Cash and cash equivalents	$3,341	$1,070
Receivables —
Customer accounts	2,304	2,228
Unbilled revenues	685	825
Under recovered fuel clause revenues	517	713
Other accounts and notes	476	597
Accumulated provision for uncollectible accounts	(79)	(74)
Materials and supplies	2,158	2,178
Fossil fuel for generation	682	803
Natural gas for sale	415	388
Prepaid expenses	324	294
Assets from risk management activities, net of collateral	56	39
Regulatory assets – asset retirement obligations	353	353
Other regulatory assets	793	804
Other current assets	602	476
Total current assets	12,627	10,694
Property, Plant, and Equipment:
In service	143,189	137,143
Less: Accumulated depreciation	42,793	40,126
Plant in service, net of depreciation	100,396	97,017
Other utility plant, net	331	410
Nuclear fuel, at amortized cost	914	873
Construction work in progress	9,239	6,389
Total property, plant, and equipment	110,880	104,689
Other Property and Investments:
Goodwill	5,161	5,161
Nuclear decommissioning trusts, at fair value	2,884	2,621
Equity investments in unconsolidated subsidiaries	1,303	1,416
Other intangible assets, net of amortization of $436 and $412, respectively	308	332
Miscellaneous property and investments	696	668
Total other property and investments	10,352	10,198
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	1,378	1,386
Deferred charges related to income taxes	911	889
Prepaid pension costs	2,982	2,674
Unamortized loss on reacquired debt	191	203
Deferred under recovered fuel clause revenues	197	485
Regulatory assets – asset retirement obligations, deferred	5,047	5,458
Other regulatory assets, deferred	7,361	7,037
Other deferred charges and assets	1,322	1,467
Total deferred charges and other assets	19,389	19,599
Total Assets	$153,248	$145,180
The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholders' Equity	At September 30, 2025	At December 31, 2024
	(in millions)
Current Liabilities:
Securities due within one year	$7,541	$4,718
Notes payable	144	1,338
Accounts payable	3,017	3,701
Customer deposits	489	486
Accrued taxes —
Accrued income taxes	456	57
Other accrued taxes	966	997
Accrued interest	602	682
Accrued compensation	1,206	1,261
Asset retirement obligations	680	731
Liabilities from risk management activities, net of collateral	98	160
Operating lease obligations	198	200
Natural gas cost over recovery	163	193
Other regulatory liabilities	196	369
Other current liabilities	970	1,100
Total current liabilities	16,726	15,993
Long-term Debt	64,621	58,768
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	12,250	11,730
Deferred credits related to income taxes	4,381	4,434
Accumulated deferred ITCs	1,994	2,056
Employee benefit obligations	955	1,011
Operating lease obligations, deferred	1,242	1,253
Asset retirement obligations, deferred	8,774	9,203
Other cost of removal obligations	2,032	2,016
Other regulatory liabilities, deferred	642	692
Other deferred credits and liabilities	1,357	1,350
Total deferred credits and other liabilities	33,627	33,745
Total Liabilities	114,974	108,506
Total Stockholders' Equity (See accompanying statements)	38,274	36,674
Total Liabilities and Stockholders' Equity	$153,248	$145,180
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

    Table of Contents                                Index to Financial Statements
SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

	Southern Company Common Stockholders' Equity
	Number of Common Shares		Common Stock				Accumulated Other Comprehensive Income (Loss)
	Issued	Treasury	Par Value	Paid-In Capital	Treasury	Retained Earnings		Noncontrolling Interests	Total
	(in millions)
Balance at December 31, 2024	1,098	(1)	$5,446	$14,149	$(59)	$13,750	$(78)	$3,466	$36,674
Consolidated net income (loss)	—	—	—	—	—	1,334	—	(64)	1,270
Other comprehensive income	—	—	—	—	—	—	3	—	3
Stock issued	2	—	7	78	—	—	—	—	85
Stock-based compensation	—	—	—	5	—	—	—	—	5
Dividends of $0.72 per share	—	—	—	—	—	(791)	—	—	(791)
Capital contributions from noncontrolling interests	—	—	—	—	—	—	—	19	19
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(37)	(37)
Other	—	—	—	(1)	(2)	(2)	—	—	(5)
Balance at March 31, 2025	1,100	(1)	5,453	14,231	(61)	14,291	(75)	3,384	37,223
Consolidated net income (loss)	—	—	—	—	—	880	—	(27)	853
Other comprehensive income	—	—	—	—	—	—	4	—	4
Stock issued	1	—	5	84	—	—	—	—	89
Stock-based compensation	—	—	—	11	—	—	—	—	11
Dividends of $0.74 per share	—	—	—	—	—	(815)	—	—	(815)
Capital contributions from noncontrolling interests	—	—	—	—	—	—	—	4	4
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(33)	(33)
Other	—	—	—	6	(1)	1	—	—	6
Balance at June 30, 2025	1,101	(1)	5,458	14,332	(62)	14,357	(71)	3,328	37,342
Consolidated net income (loss)	—	—	—	—	—	1,711	—	(4)	1,707
Other comprehensive income (loss)	—	—	—	—	—	—	(8)	—	(8)
Stock issued	1	—	4	79	—	—	—	—	83
Stock-based compensation	—	—	—	21	—	—	—	—	21
Dividends of $0.74 per share	—	—	—	—	—	(815)	—	—	(815)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(52)	(52)
Other	—	—	1	(10)	5	1	(1)	—	(4)
Balance at September 30, 2025	1,102	(1)	$5,463	$14,422	$(57)	$15,254	$(80)	$3,272	$38,274

The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements

ALABAMA POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)		(in millions)
Operating Revenues:
Retail revenues	$2,046	$1,904	$5,487	$5,117
Wholesale revenues, non-affiliates	137	89	326	259
Wholesale revenues, affiliates	28	34	132	103
Other revenues	107	111	353	324
Total operating revenues	2,318	2,138	6,298	5,803
Operating Expenses:
Fuel	416	384	1,139	1,050
Purchased power, non-affiliates	56	49	180	148
Purchased power, affiliates	97	48	218	134
Other operations and maintenance	434	493	1,370	1,335
Depreciation and amortization	380	366	1,121	1,091
Taxes other than income taxes	115	108	365	347
Total operating expenses	1,498	1,448	4,393	4,105
Operating Income	820	690	1,905	1,698
Other Income and (Expense):
Allowance for equity funds used during construction	18	15	54	40
Interest expense, net of amounts capitalized	(119)	(113)	(343)	(337)
Other income (expense), net	44	36	128	116
Total other income and (expense)	(57)	(62)	(161)	(181)
Earnings Before Income Taxes	763	628	1,744	1,517
Income taxes	175	135	401	322
Net Income	$588	$493	$1,343	$1,195
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)		(in millions)
Net Income	$588	$493	$1,343	$1,195
Other comprehensive income:
Qualifying hedges:
Reclassification adjustment for amounts included in net income, net of tax of $—, $—, $1, and $1, respectively	1	—	2	1
Total other comprehensive income	1	—	2	1
Comprehensive Income	$589	$493	$1,345	$1,196
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
ALABAMA POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2025	2024
	(in millions)
Operating Activities:
Net income	$1,343	$1,195
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	1,226	1,201
Deferred income taxes	127	(79)
Pension, postretirement, and other employee benefits	(148)	(151)
Settlement of asset retirement obligations	(202)	(184)
Retail fuel cost under recovery – long-term	(69)	—
Other, net	(75)	24
Changes in certain current assets and liabilities —
-Receivables	(125)	(115)
-Fossil fuel stock	71	46
-Prepayments	(56)	(44)
-Retail fuel cost under recovery	(14)	236
-Other current assets	24	(32)
-Accounts payable	(286)	(304)
-Accrued taxes	237	235
-Customer refunds	(110)	(23)
-Other current liabilities	(143)	(22)
Net cash provided from operating activities	1,800	1,983
Investing Activities:
Property additions	(1,523)	(1,279)
Business acquisition	(635)	—
Nuclear decommissioning trust fund purchases	(407)	(448)
Nuclear decommissioning trust fund sales	407	448
Cost of removal, net of salvage	(137)	(123)
Change in construction payables, net of joint owner portion	(52)	(32)
Other investing activities	(14)	(26)
Net cash used for investing activities	(2,361)	(1,460)
Financing Activities:
Increase in notes payable, net	—	(40)
Proceeds —
Senior notes	1,100	—
Short-term borrowings	—	50
Other long-term debt	4	6
Redemptions —
Senior notes	(250)	—
Revenue bonds	—	(21)
Short-term borrowings	—	(50)
Capital contributions from parent company	591	488
Payment of common stock dividends	(914)	(886)
Other financing activities	(12)	(3)
Net cash provided from (used for) financing activities	519	(456)
Net Change in Cash, Cash Equivalents, and Restricted Cash	(42)	67
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	585	409
Cash, Cash Equivalents, and Restricted Cash at End of Period	$543	$476
Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $16 and $13 capitalized for 2025 and 2024, respectively)	$347	$356
Income taxes, net	243	288
Noncash transactions —
Accrued property additions at end of period	96	106
Right-of-use assets obtained under operating leases	8	11
Right-of-use assets obtained under finance leases	4	—
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
ALABAMA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Assets	At September 30, 2025	At December 31, 2024
	(in millions)
Current Assets:
Cash and cash equivalents	$543	$585
Receivables —
Customer accounts	577	512
Unbilled revenues	197	187
Affiliated	133	91
Other accounts and notes	82	126
Accumulated provision for uncollectible accounts	(22)	(22)
Fossil fuel stock	267	339
Materials and supplies	720	699
Prepaid expenses	128	63
Other regulatory assets	345	332
Other current assets	137	79
Total current assets	3,107	2,991
Property, Plant, and Equipment:
In service	38,605	36,501
Less: Accumulated provision for depreciation	12,614	11,741
Plant in service, net of depreciation	25,991	24,760
Other utility plant, net	331	410
Nuclear fuel, at amortized cost	298	262
Construction work in progress	1,412	1,377
Total property, plant, and equipment	28,032	26,809
Other Property and Investments:
Nuclear decommissioning trusts, at fair value	1,526	1,386
Equity investments in unconsolidated subsidiaries	46	48
Miscellaneous property and investments	123	129
Total other property and investments	1,695	1,563
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	82	84
Deferred charges related to income taxes	268	264
Prepaid pension and other postretirement benefit costs	922	841
Regulatory assets – asset retirement obligations	1,515	1,780
Other regulatory assets, deferred	1,914	1,815
Other deferred charges and assets	413	391
Total deferred charges and other assets	5,114	5,175
Total Assets	$37,948	$36,538
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
ALABAMA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholder's Equity	At September 30, 2025	At December 31, 2024
	(in millions)
Current Liabilities:
Securities due within one year	$624	$655
Accounts payable —
Affiliated	302	299
Other	367	625
Customer deposits	115	113
Accrued taxes	289	78
Accrued interest	102	120
Accrued compensation	261	240
Asset retirement obligations	264	364
Other regulatory liabilities	29	165
Other current liabilities	136	219
Total current liabilities	2,489	2,878
Long-term Debt	11,381	10,499
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	4,361	4,178
Deferred credits related to income taxes	1,382	1,398
Accumulated deferred ITCs	107	113
Employee benefit obligations	150	148
Operating lease obligations	73	76
Asset retirement obligations, deferred	3,446	3,694
Other regulatory liabilities, deferred	171	271
Other deferred credits and liabilities	274	195
Total deferred credits and other liabilities	9,964	10,073
Total Liabilities	23,834	23,450
Common Stockholder's Equity (See accompanying statements)	14,114	13,088
Total Liabilities and Stockholder's Equity	$37,948	$36,538
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
ALABAMA POWER COMPANY
CONDENSED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY (UNAUDITED)

	Number of Common Shares Issued	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balance at December 31, 2023	31	$1,222	$7,125	$3,993	$(7)	$12,333
Net income	—	—	—	333	—	333
Capital contributions from parent company	—	—	427	—	—	427
Cash dividends on common stock	—	—	—	(295)	—	(295)
Other	—	—	—	(1)	—	(1)
Balance at March 31, 2024	31	1,222	7,552	4,030	(7)	12,797
Net income	—	—	—	369	—	369
Capital contributions from parent company	—	—	50	—	—	50
Other comprehensive income	—	—	—	—	1	1
Cash dividends on common stock	—	—	—	(296)	—	(296)
Balance at June 30, 2024	31	1,222	7,602	4,103	(6)	12,921
Net income	—	—	—	493	—	493
Capital contributions from parent company	—	—	16	—	—	16
Cash dividends on common stock	—	—	—	(295)	—	(295)
Balance at September 30, 2024	31	$1,222	$7,618	$4,301	$(6)	$13,135

Balance at December 31, 2024	31	$1,222	$7,657	$4,214	$(5)	$13,088
Net income	—	—	—	375	—	375
Capital contributions from parent company	—	—	527	—	—	527
Other comprehensive income	—	—	—	—	1	1
Cash dividends on common stock	—	—	—	(305)	—	(305)
Other	—	—	—	—	(1)	(1)
Balance at March 31, 2025	31	1,222	8,184	4,284	(5)	13,685
Net income	—	—	—	381	—	381
Capital contributions from parent company	—	—	38	—	—	38
Cash dividends on common stock	—	—	—	(304)	—	(304)
Other	—	—	—	(1)	1	—
Balance at June 30, 2025	31	1,222	8,222	4,360	(4)	13,800
Net income	—	—	—	588	—	588
Capital contributions from parent company	—	—	31	—	—	31
Other comprehensive income	—	—	—	—	1	1
Cash dividends on common stock	—	—	—	(305)	—	(305)
Other	—	—	—	—	(1)	(1)
Balance at September 30, 2025	31	$1,222	$8,253	$4,643	$(4)	$14,114
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements

GEORGIA POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)		(in millions)
Operating Revenues:
Retail revenues	$3,359	$3,185	$8,754	$7,937
Wholesale revenues	140	78	390	198
Other revenues	271	209	774	610
Total operating revenues	3,770	3,472	9,918	8,745
Operating Expenses:
Fuel	567	451	1,567	1,281
Purchased power, non-affiliates	176	174	516	466
Purchased power, affiliates	202	204	664	567
Other operations and maintenance	616	613	1,897	1,565
Depreciation and amortization	526	462	1,541	1,334
Taxes other than income taxes	75	177	417	488
Total operating expenses	2,162	2,081	6,602	5,701
Operating Income	1,608	1,391	3,316	3,044
Other Income and (Expense):
Allowance for equity funds used during construction	67	37	171	108
Interest expense, net of amounts capitalized	(200)	(184)	(585)	(543)
Other income (expense), net	51	52	162	156
Total other income and (expense)	(82)	(95)	(252)	(279)
Earnings Before Income Taxes	1,526	1,296	3,064	2,765
Income taxes	278	246	612	516
Net Income	$1,248	$1,050	$2,452	$2,249
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)		(in millions)
Net Income	$1,248	$1,050	$2,452	$2,249
Other comprehensive income:
Qualifying hedges:
Changes in fair value, net of tax of $—, $—, $1, and $4, respectively	—	—	3	13
Reclassification adjustment for amounts included in net income, net of tax of $—, $—, $—, and $1, respectively	—	1	1	3
Total other comprehensive income	—	1	4	16
Comprehensive Income	$1,248	$1,051	$2,456	$2,265
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
GEORGIA POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2025	2024
	(in millions)
Operating Activities:
Net income	$2,452	$2,249
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	1,770	1,566
Deferred income taxes	277	408
Allowance for equity funds used during construction	(171)	(108)
Pension, postretirement, and other employee benefits	(208)	(197)
Settlement of asset retirement obligations	(236)	(191)
Storm damage cost recovery – long-term	(262)	—
Other, net	(136)	(174)
Changes in certain current assets and liabilities —
-Receivables	(104)	(499)
-Retail fuel cost under recovery	483	590
-Fossil fuel stock	25	110
-Materials and supplies	17	(83)
-Other current assets	(169)	(163)
-Accounts payable	(385)	113
-Accrued taxes	90	24
-Other current liabilities	41	36
Net cash provided from operating activities	3,484	3,681
Investing Activities:
Property additions	(4,886)	(3,403)
Nuclear decommissioning trust fund purchases	(805)	(623)
Nuclear decommissioning trust fund sales	805	622
Cost of removal, net of salvage	(226)	(225)
Change in construction payables, net of joint owner portion	24	(92)
Proceeds from dispositions	—	356
Other investing activities	(101)	(122)
Net cash used for investing activities	(5,189)	(3,487)
Financing Activities:
Decrease in notes payable, net	—	(776)
Proceeds —
Senior notes	3,100	1,400
Short-term borrowings	200	350
Redemptions and repurchases —
Senior notes	(700)	(400)
Short-term borrowings	—	(670)
FFB loan	(64)	(64)
Revenue bonds	(45)	—
Capital contributions from parent company	1,741	1,560
Payment of common stock dividends	(1,657)	(1,538)
Other financing activities	(51)	(67)
Net cash provided from (used for) financing activities	2,524	(205)
Net Change in Cash, Cash Equivalents, and Restricted Cash	819	(11)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	118	75
Cash, Cash Equivalents, and Restricted Cash at End of Period	$937	$64
Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $54 and $43 capitalized for 2025 and 2024, respectively)	$576	$530
Income taxes, net (excludes credit transfers)	39	80
Noncash transactions —
Accrued property additions at end of period	748	590
Right-of-use assets obtained under operating leases	30	121
Right-of-use assets obtained under finance leases	13	44
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
GEORGIA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Assets	At September 30, 2025	At December 31, 2024
	(in millions)
Current Assets:
Cash and cash equivalents	$937	$97
Receivables —
Customer accounts, net	1,144	985
Unbilled revenues	359	341
Under recovered retail fuel clause revenues	487	713
Joint owner accounts	115	101
Affiliated	109	65
Other accounts and notes	48	92
Fossil fuel stock	360	385
Materials and supplies	945	968
Regulatory assets – asset retirement obligations	222	222
Other regulatory assets	358	373
Other current assets	355	262
Total current assets	5,439	4,604
Property, Plant, and Equipment:
In service	57,432	55,036
Less: Accumulated provision for depreciation	15,713	14,806
Plant in service, net of depreciation	41,719	40,230
Nuclear fuel, at amortized cost	616	611
Construction work in progress	5,581	3,197
Total property, plant, and equipment	47,916	44,038
Other Property and Investments:
Nuclear decommissioning trusts, at fair value	1,359	1,236
Equity investments in unconsolidated subsidiaries	39	43
Miscellaneous property and investments	222	192
Total other property and investments	1,620	1,471
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	1,228	1,331
Deferred charges related to income taxes	615	596
Prepaid pension costs	1,010	897
Deferred under recovered retail fuel clause revenues	197	453
Regulatory assets – asset retirement obligations, deferred	3,303	3,436
Other regulatory assets, deferred	4,015	3,814
Other deferred charges and assets	616	615
Total deferred charges and other assets	10,984	11,142
Total Assets	$65,959	$61,255
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
GEORGIA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholder's Equity	At September 30, 2025	At December 31, 2024
	(in millions)
Current Liabilities:
Securities due within one year	$1,368	$966
Notes payable	—	200
Accounts payable —
Affiliated	925	984
Other	1,436	1,837
Customer deposits	263	256
Accrued taxes	856	803
Accrued interest	178	190
Accrued compensation	263	276
Operating lease obligations	176	169
Asset retirement obligations	345	309
Other regulatory liabilities	86	150
Other current liabilities	239	296
Total current liabilities	6,135	6,436
Long-term Debt	19,656	17,384
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	4,782	4,385
Deferred credits related to income taxes	2,051	2,047
Accumulated deferred ITCs	337	343
Employee benefit obligations	191	205
Operating lease obligations, deferred	1,029	1,159
Asset retirement obligations, deferred	4,999	5,106
Other deferred credits and liabilities	552	509
Total deferred credits and other liabilities	13,941	13,754
Total Liabilities	39,732	37,574
Common Stockholder's Equity (See accompanying statements)	26,227	23,681
Total Liabilities and Stockholder's Equity	$65,959	$61,255
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
GEORGIA POWER COMPANY
CONDENSED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY (UNAUDITED)

	Number of Common Shares Issued	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balance at December 31, 2023	9	$398	$17,923	$3,071	$(9)	$21,383
Net income	—	—	—	437	—	437
Capital contributions from parent company	—	—	750	—	—	750
Other comprehensive income	—	—	—	—	13	13
Cash dividends on common stock	—	—	—	(513)	—	(513)
Balance at March 31, 2024	9	398	18,673	2,995	4	22,070
Net income	—	—	—	762	—	762
Capital contributions from parent company	—	—	113	—	—	113
Other comprehensive income	—	—	—	—	1	1
Cash dividends on common stock	—	—	—	(513)	—	(513)
Balance at June 30, 2024	9	398	18,786	3,244	5	22,433
Net income	—	—	—	1,050	—	1,050
Capital contributions from parent company	—	—	700	—	—	700
Other comprehensive income	—	—	—	—	1	1
Cash dividends on common stock	—	—	—	(512)	—	(512)
Other	—	—	—	(1)	—	(1)
Balance at September 30, 2024	9	$398	$19,486	$3,781	$6	$23,671

Balance at December 31, 2024	9	$398	$19,708	$3,562	$13	$23,681
Net income	—	—	—	596	—	596
Capital contributions from parent company	—	—	702	—	—	702
Other comprehensive income (loss)	—	—	—	—	(1)	(1)
Cash dividends on common stock	—	—	—	(552)	—	(552)
Balance at March 31, 2025	9	398	20,410	3,606	12	24,426
Net income	—	—	—	607	—	607
Capital contributions from parent company	—	—	972	—	—	972
Other comprehensive income	—	—	—	—	4	4
Cash dividends on common stock	—	—	—	(553)	—	(553)
Other	—	—	—	1	—	1
Balance at June 30, 2025	9	398	21,382	3,661	16	25,457
Net income	—	—	—	1,248	—	1,248
Capital contributions from parent company	—	—	73	—	—	73
Cash dividends on common stock	—	—	—	(552)	—	(552)
Other	—	—	—	1	—	1
Balance at September 30, 2025	9	$398	$21,455	$4,358	$16	$26,227
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements

MISSISSIPPI POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)		(in millions)
Operating Revenues:
Retail revenues	$302	$276	$824	$739
Wholesale revenues, non-affiliates	72	66	205	179
Wholesale revenues, affiliates	94	57	230	166
Other revenues	12	13	42	34
Total operating revenues	480	412	1,301	1,118
Operating Expenses:
Fuel and purchased power	179	134	488	363
Other operations and maintenance	94	90	261	261
Depreciation and amortization	53	48	157	141
Taxes other than income taxes	37	33	106	95
Total operating expenses	363	305	1,012	860
Operating Income	117	107	289	258
Other Income and (Expense):
Interest expense, net of amounts capitalized	(19)	(19)	(59)	(58)
Other income (expense), net	10	9	26	33
Total other income and (expense)	(9)	(10)	(33)	(25)
Earnings Before Income Taxes	108	97	256	233
Income taxes	24	22	58	47
Net Income	$84	$75	$198	$186
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)		(in millions)
Net Income	$84	$75	$198	$186
Other comprehensive income:
Qualifying hedges:
Changes in fair value, net of tax of $—, $—, $—, and $2, respectively	—	—	—	5
Total other comprehensive income	—	—	—	5
Comprehensive Income	$84	$75	$198	$191
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
MISSISSIPPI POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2025	2024
	(in millions)
Operating Activities:
Net income	$198	$186
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	173	153
Deferred income taxes	(7)	4
Pension, postretirement, and other employee benefits	(14)	(13)
Settlement of asset retirement obligations	(14)	(13)
Plant acquisition regulatory liability	36	—
Other, net	(6)	21
Changes in certain current assets and liabilities —
-Receivables	(24)	(22)
-Retail fuel cost under recovery	(30)	17
-Fossil fuel stock	24	(10)
-Prepaid income taxes	11	—
-Other current assets	(2)	(13)
-Accounts payable	(12)	(29)
-Accrued taxes	10	(11)
-Accrued interest	(10)	(9)
-Accrued compensation	(10)	(4)
-Wholesale fuel cost over recovery	(20)	12
-Other current liabilities	(4)	(4)
Net cash provided from operating activities	299	265
Investing Activities:
Property additions	(232)	(220)
Contributions in aid of construction	57	—
Cost of removal, net of salvage	(44)	(32)
Change in construction payables, net of joint owner portion	(27)	(3)
Payments pursuant to LTSAs	(15)	(15)
Other investing activities	(2)	(2)
Net cash used for investing activities	(263)	(272)
Financing Activities:
Increase (decrease) in notes payable, net	(14)	50
Proceeds — Senior notes	100	250
Redemptions —
Senior notes	—	(200)
Revenue bonds	(11)	—
Capital contributions from parent company	57	60
Payment of common stock dividends	(145)	(141)
Other financing activities	(2)	(2)
Net cash provided from (used for) financing activities	(15)	17
Net Change in Cash, Cash Equivalents, and Restricted Cash	21	10
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	13	38
Cash, Cash Equivalents, and Restricted Cash at End of Period	$34	$48
Supplemental Cash Flow Information:
Cash paid during the period for —
Interest	$69	$67
Income taxes, net	25	35
Noncash transactions —
Accrued property additions at end of period	22	33
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
MISSISSIPPI POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Assets	At September 30, 2025	At December 31, 2024
	(in millions)
Current Assets:
Cash and cash equivalents	$34	$13
Receivables —
Customer accounts, net	87	45
Unbilled revenues	45	39
Affiliated	40	33
Other accounts and notes	23	24
Fossil fuel stock	32	56
Materials and supplies	103	103
Other regulatory assets	44	43
Other current assets	8	28
Total current assets	416	384
Property, Plant, and Equipment:
In service	5,888	5,697
Less: Accumulated provision for depreciation	1,919	1,833
Plant in service, net of depreciation	3,969	3,864
Construction work in progress	266	253
Total property, plant, and equipment	4,235	4,117
Other Property and Investments	146	152
Deferred Charges and Other Assets:
Deferred charges related to income taxes	26	27
Prepaid pension costs	139	124
Deferred under recovered retail fuel clause revenues	—	32
Regulatory assets – asset retirement obligations	230	243
Other regulatory assets, deferred	260	259
Accumulated deferred income taxes	68	82
Other deferred charges and assets	66	74
Total deferred charges and other assets	789	841
Total Assets	$5,586	$5,494
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
MISSISSIPPI POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholder's Equity	At September 30, 2025	At December 31, 2024
	(in millions)
Current Liabilities:
Securities due within one year	$66	$12
Notes payable	—	14
Accounts payable —
Affiliated	67	68
Other	59	83
Customer deposits	19	20
Accrued taxes	125	115
Accrued compensation	41	46
Asset retirement obligations	21	32
Over recovered retail fuel clause revenues	—	32
Other regulatory liabilities	8	5
Other current liabilities	56	75
Total current liabilities	462	502
Long-term Debt	1,715	1,681
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	480	492
Deferred credits related to income taxes	209	219
Employee benefit obligations	65	65
Asset retirement obligations, deferred	104	116
Other cost of removal obligations	124	170
Other regulatory liabilities, deferred	143	121
Other deferred credits and liabilities	84	39
Total deferred credits and other liabilities	1,209	1,222
Total Liabilities	3,386	3,405
Common Stockholder's Equity (See accompanying statements)	2,200	2,089
Total Liabilities and Stockholder's Equity	$5,586	$5,494
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
MISSISSIPPI POWER COMPANY
CONDENSED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY (UNAUDITED)

	Number of Common Shares Issued	Common Stock	Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balance at December 31, 2023	1	$38	$4,721	$(2,756)	$—	$2,003
Net income	—	—	—	50	—	50
Capital contributions from parent company	—	—	1	—	—	1
Other comprehensive income	—	—	—	—	5	5
Cash dividends on common stock	—	—	—	(47)	—	(47)
Balance at March 31, 2024	1	38	4,722	(2,753)	5	2,012
Net income	—	—	—	61	—	61
Capital contributions from parent company	—	—	58	—	—	58
Cash dividends on common stock	—	—	—	(47)	—	(47)
Balance at June 30, 2024	1	38	4,780	(2,739)	5	2,084
Net income	—	—	—	75	—	75
Capital contributions from parent company	—	—	3	—	—	3
Cash dividends on common stock	—	—	—	(47)	—	(47)
Balance at September 30, 2024	1	$38	$4,783	$(2,711)	$5	$2,115

Balance at December 31, 2024	1	$38	$4,791	$(2,745)	$5	$2,089
Net income	—	—	—	55	—	55
Capital contributions from parent company	—	—	51	—	—	51
Cash dividends on common stock	—	—	—	(48)	—	(48)
Other	—	—	—	—	(1)	(1)
Balance at March 31, 2025	1	38	4,842	(2,738)	4	2,146
Net income	—	—	—	59	—	59
Capital contributions from parent company	—	—	7	—	—	7
Cash dividends on common stock	—	—	—	(49)	—	(49)
Other	—	—	—	1	—	1
Balance at June 30, 2025	1	38	4,849	(2,727)	4	2,164
Net income	—	—	—	84	—	84
Capital contributions from parent company	—	—	1	—	—	1
Cash dividends on common stock	—	—	—	(48)	—	(48)
Other	—	—	—	(1)	—	(1)
Balance at September 30, 2025	1	$38	$4,850	$(2,692)	$4	$2,200
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)		(in millions)
Operating Revenues:
Wholesale revenues, non-affiliates	$498	$489	$1,368	$1,286
Wholesale revenues, affiliates	112	102	341	280
Other revenues	3	9	17	31
Total operating revenues	613	600	1,726	1,597
Operating Expenses:
Fuel	168	166	523	454
Purchased power	32	20	91	60
Other operations and maintenance	128	126	384	367
Depreciation and amortization	247	133	576	378
Taxes other than income taxes	12	12	37	34
Total operating expenses	587	457	1,611	1,293
Operating Income	26	143	115	304
Other Income and (Expense):
Interest expense, net of amounts capitalized	(25)	(30)	(76)	(89)
Other income (expense), net	4	2	10	8
Total other income and (expense)	(21)	(28)	(66)	(81)
Earnings Before Income Taxes	5	115	49	223
Income taxes	6	33	3	32
Net Income (Loss)	(1)	82	46	191
Net loss attributable to noncontrolling interests	(4)	—	(95)	(73)
Net Income Attributable to Southern Power	$3	$82	$141	$264
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)		(in millions)
Net Income (Loss)	$(1)	$82	$46	$191
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $(2), $3, $15, and $(2), respectively	(6)	10	45	(5)
Reclassification adjustment for amounts included in net income, net of tax of $—, $(4), $(15), and $2, respectively	1	(14)	(46)	5
Pension and other postretirement benefit plans:
Benefit plan net gain (loss), net of tax of $—, $—, $—, and $—, respectively	—	—	—	1
Total other comprehensive income (loss)	(5)	(4)	(1)	1
Comprehensive Income (Loss)	(6)	78	45	192
Comprehensive loss attributable to noncontrolling interests	(4)	—	(95)	(73)
Comprehensive Income (Loss) Attributable to Southern Power	$(2)	$78	$140	$265
The accompanying notes as they relate to Southern Power are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2025	2024
	(in millions)
Operating Activities:
Net income	$46	$191
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	593	388
Deferred income taxes	(122)	68
Amortization of ITCs	(44)	(44)
Other, net	16	13
Changes in certain current assets and liabilities —
-Receivables	19	(24)
-Other current assets	3	(9)
-Accounts payable	(25)	(19)
-Accrued taxes	52	56
-Other current liabilities	(17)	(13)
Net cash provided from operating activities	521	607
Investing Activities:
Property additions	(620)	(179)
Change in construction payables	78	1
Payments pursuant to LTSAs	(42)	(34)
Other investing activities	—	13
Net cash used for investing activities	(584)	(199)
Financing Activities:
Increase (decrease) in notes payable, net	2	(68)
Proceeds — Senior notes	1,100	—
Capital contributions from parent company	157	8
Capital contributions from noncontrolling interests	23	11
Distributions to noncontrolling interests	(118)	(108)
Payment of common stock dividends	(209)	(196)
Other financing activities	(13)	(4)
Net cash provided from (used for) financing activities	942	(357)
Net Change in Cash, Cash Equivalents, and Restricted Cash	879	51
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	168	144
Cash, Cash Equivalents, and Restricted Cash at End of Period	$1,047	$195
Supplemental Cash Flow Information:
Cash paid (received) during the period for —
Interest (net of $15 and $5 capitalized for 2025 and 2024, respectively)	$77	$88
Income taxes, net (excludes credit transfers)	163	(30)
Noncash transactions —
Accrued property additions at end of period	138	52
Right-of-use assets obtained under operating leases	2	10
Reassessment of right-of-use assets under operating leases	—	(7)
The accompanying notes as they relate to Southern Power are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Assets	At September 30, 2025	At December 31, 2024
	(in millions)
Current Assets:
Cash and cash equivalents	$1,047	$159
Receivables —
Customer accounts, net	151	122
Affiliated	39	39
Other	33	90
Materials and supplies	117	107
Other current assets	85	82
Total current assets	1,472	599
Property, Plant, and Equipment:
In service	15,019	14,961
Less: Accumulated provision for depreciation	4,999	4,540
Plant in service, net of depreciation	10,020	10,421
Construction work in progress	861	317
Total property, plant, and equipment	10,881	10,738
Other Property and Investments:
Intangible assets, net of amortization of $183 and $168, respectively	209	223
Net investment in sales-type leases	138	143
Total other property and investments	347	366
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	481	484
Prepaid LTSAs	185	234
Other deferred charges and assets	229	232
Total deferred charges and other assets	895	950
Total Assets	$13,595	$12,653
The accompanying notes as they relate to Southern Power are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholders' Equity	At September 30, 2025	At December 31, 2024
	(in millions)
Current Liabilities:
Securities due within one year	$1,486	$500
Accounts payable —
Affiliated	60	80
Other	168	100
Accrued taxes	70	18
Accrued interest	24	26
Operating lease obligations	29	29
Other current liabilities	82	96
Total current liabilities	1,919	849
Long-term Debt	2,353	2,180
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	590	712
Accumulated deferred ITCs	1,397	1,440
Operating lease obligations, deferred	510	511
Other deferred credits and liabilities	249	279
Total deferred credits and other liabilities	2,746	2,942
Total Liabilities	7,018	5,971
Total Stockholders' Equity (See accompanying statements)	6,577	6,682
Total Liabilities and Stockholders' Equity	$13,595	$12,653
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

    Table of Contents                                Index to Financial Statements
SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Common Stockholders' Equity	Noncontrolling Interests	Total
	(in millions)
Balance at December 31, 2024	$1,306	$1,912	$(2)	$3,216	$3,466	$6,682
Net income (loss)	—	87	—	87	(64)	23
Capital contributions from parent company	130	—	—	130	—	130
Other comprehensive income	—	—	2	2	—	2
Cash dividends on common stock	—	(70)	—	(70)	—	(70)
Capital contributions from noncontrolling interests	—	—	—	—	19	19
Distributions to noncontrolling interests	—	—	—	—	(37)	(37)
Balance at March 31, 2025	1,436	1,929	—	3,365	3,384	6,749
Net income (loss)	—	51	—	51	(27)	24
Capital contributions from parent company	16	—	—	16	—	16
Other comprehensive income	—	—	2	2	—	2
Cash dividends on common stock	—	(69)	—	(69)	—	(69)
Capital contributions from noncontrolling interests	—	—	—	—	4	4
Distributions to noncontrolling interests	—	—	—	—	(33)	(33)
Other	—	(1)	—	(1)	—	(1)
Balance at June 30, 2025	1,452	1,910	2	3,364	3,328	6,692
Net income (loss)	—	3	—	3	(4)	(1)
Capital contributions from parent company	12	—	—	12	—	12
Other comprehensive income (loss)	—	—	(5)	(5)	—	(5)
Cash dividends on common stock	—	(70)	—	(70)	—	(70)
Distributions to noncontrolling interests	—	—	—	—	(52)	(52)
Other	—	1	—	1	—	1
Balance at September 30, 2025	$1,464	$1,844	$(3)	$3,305	$3,272	$6,577
The accompanying notes as they relate to Southern Power are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)		(in millions)
Operating Revenues:
Natural gas revenues (includes revenue taxes of $12, $11, $102, and $87, respectively)	$734	$682	$3,552	$3,220
Total operating revenues	734	682	3,552	3,220
Operating Expenses:
Cost of natural gas	116	98	1,046	852
Other operations and maintenance	314	295	929	877
Depreciation and amortization	176	162	517	475
Taxes other than income taxes	48	44	206	186
Total operating expenses	654	599	2,698	2,390
Operating Income	80	83	854	830
Other Income and (Expense):
Earnings from equity method investments	31	34	93	110
Interest expense, net of amounts capitalized	(94)	(84)	(277)	(250)
Other income (expense), net	14	16	48	49
Total other income and (expense)	(49)	(34)	(136)	(91)
Earnings Before Income Taxes	31	49	718	739
Income taxes	6	11	169	184
Net Income	$25	$38	$549	$555
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)		(in millions)
Net Income	$25	$38	$549	$555
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $(3), $(3), $(1), and $(4), respectively	(8)	(7)	(2)	(10)
Reclassification adjustment for amounts included in net income, net of tax of $—, $1, $1, and $10, respectively	1	3	1	25
Pension and other postretirement benefit plans:
Reclassification adjustment for amounts included in net income, net of tax of $—, $—, $—, and $—, respectively	—	—	(1)	—
Total other comprehensive income (loss)	(7)	(4)	(2)	15
Comprehensive Income	$18	$34	$547	$570
The accompanying notes as they relate to Southern Company Gas are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2025	2024
	(in millions)
Operating Activities:
Net income	$549	$555
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	512	466
Deferred income taxes	188	206
Other, net	—	7
Changes in certain current assets and liabilities —
-Receivables	328	386
-Natural gas for sale, net of temporary LIFO liquidation	(27)	3
-Prepaid income taxes	(34)	35
-Other current assets	8	(92)
-Accounts payable	(103)	(105)
-Natural gas cost over recovery	(30)	12
-Other current liabilities	(13)	(66)
Net cash provided from operating activities	1,378	1,407
Investing Activities:
Property additions	(1,179)	(1,064)
Cost of removal, net of salvage	(70)	(63)
Change in construction payables, net	45	(13)
Investment in unconsolidated subsidiaries	(43)	(64)
Returned investment in unconsolidated subsidiaries	128	4
Other investing activities	—	4
Net cash used for investing activities	(1,119)	(1,196)
Financing Activities:
Decrease in notes payable, net	(312)	(352)
Proceeds —
Senior notes	850	450
First mortgage bonds	—	156
Other long-term debt	—	9
Redemptions — First mortgage bonds	(50)	—
Return of capital to parent company	(23)	—
Capital contributions from parent company	40	—
Payment of common stock dividends	(446)	(454)
Other financing activities	(16)	(10)
Net cash provided from (used for) financing activities	43	(201)
Net Change in Cash, Cash Equivalents, and Restricted Cash	302	10
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	44	35
Cash, Cash Equivalents, and Restricted Cash at End of Period	$346	$45
Supplemental Cash Flow Information:
Cash paid (received) during the period for —
Interest (net of $12 and $16 capitalized for 2025 and 2024, respectively)	$297	$258
Income taxes, net	16	(54)
Noncash transactions —
Accrued property additions at end of period	87	126
Right-of-use assets obtained under operating leases	60	1
Return of capital to parent company	33	—
The accompanying notes as they relate to Southern Company Gas are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Assets	At September 30, 2025	At December 31, 2024
	(in millions)
Current Assets:
Cash and cash equivalents	$346	$43
Receivables —
Customer accounts	223	399
Unbilled revenues	73	244
Other accounts and notes	64	45
Accumulated provision for uncollectible accounts	(44)	(33)
Materials and supplies	59	66
Natural gas for sale	415	388
Prepaid expenses	82	45
Other regulatory assets	177	187
Other current assets	38	55
Total current assets	1,433	1,439
Property, Plant, and Equipment:
In service	23,516	22,338
Less: Accumulated depreciation	6,165	5,887
Plant in service, net of depreciation	17,351	16,451
Construction work in progress	978	1,057
Total property, plant, and equipment	18,329	17,508
Other Property and Investments:
Goodwill	5,015	5,015
Equity investments in unconsolidated subsidiaries	1,175	1,279
Other intangible assets, net of amortization of $178 and $173, respectively	4	9
Miscellaneous property and investments	25	25
Total other property and investments	6,219	6,328
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	89	38
Prepaid pension costs	208	191
Other regulatory assets, deferred	506	481
Other deferred charges and assets	142	192
Total deferred charges and other assets	945	902
Total Assets	$26,926	$26,177
The accompanying notes as they relate to Southern Company Gas are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholder's Equity	At September 30, 2025	At December 31, 2024
	(in millions)
Current Liabilities:
Securities due within one year	$751	$302
Notes payable	144	455
Accounts payable —
Affiliated	58	75
Other	419	437
Customer deposits	91	98
Accrued taxes	76	85
Accrued interest	77	88
Accrued compensation	119	129
Natural gas cost over recovery	163	193
Other regulatory liabilities	30	7
Other current liabilities	133	149
Total current liabilities	2,061	2,018
Long-term Debt	8,579	8,229
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	1,992	1,796
Deferred credits related to income taxes	728	755
Employee benefit obligations	60	78
Operating lease obligations	88	30
Other cost of removal obligations	1,908	1,846
Accrued environmental remediation	203	198
Other deferred credits and liabilities	218	231
Total deferred credits and other liabilities	5,197	4,934
Total Liabilities	15,837	15,181
Common Stockholder's Equity (See accompanying statements)	11,089	10,996
Total Liabilities and Stockholder's Equity	$26,926	$26,177
The accompanying notes as they relate to Southern Company Gas are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (UNAUDITED)

	Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balance at December 31, 2023	$10,836	$(49)	$16	$10,803
Net income	—	409	—	409
Capital contributions from parent company	2	—	—	2
Other comprehensive income	—	—	12	12
Cash dividends on common stock	—	(151)	—	(151)
Other	—	(1)	—	(1)
Balance at March 31, 2024	10,838	208	28	11,074
Net income	—	108	—	108
Capital contributions from parent company	6	—	—	6
Other comprehensive income	—	—	7	7
Cash dividends on common stock	—	(151)	—	(151)
Balance at June 30, 2024	10,844	165	35	11,044
Net income	—	38	—	38
Capital contributions from parent company	1	—	—	1
Other comprehensive income (loss)	—	—	(4)	(4)
Cash dividends on common stock	—	(152)	—	(152)
Other	—	1	—	1
Balance at September 30, 2024	$10,845	$52	$31	$10,928

Balance at December 31, 2024	$10,863	$85	$48	$10,996
Net income	—	418	—	418
Return of capital to parent company	(56)	—	—	(56)
Capital contributions from parent company	3	—	—	3
Other comprehensive income	—	—	12	12
Cash dividends on common stock	—	(149)	—	(149)
Other	—	1	—	1
Balance at March 31, 2025	10,810	355	60	11,225
Net income	—	106	—	106
Capital contributions from parent company	23	—	—	23
Other comprehensive income (loss)	—	—	(7)	(7)
Cash dividends on common stock	—	(148)	—	(148)
Other	—	(1)	—	(1)
Balance at June 30, 2025	10,833	312	53	11,198
Net income	—	25	—	25
Capital contributions from parent company	21	—	—	21
Other comprehensive income (loss)	—	—	(7)	(7)
Cash dividends on common stock	—	(149)	—	(149)
Other	—	1	—	1
Balance at September 30, 2025	$10,854	$189	$46	$11,089
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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(A) INTRODUCTION
The condensed quarterly financial statements of each Registrant included herein have been prepared by such Registrant, without audit, pursuant to the rules and regulations of the SEC. The Condensed Balance Sheets at December 31, 2024 have been derived from the audited financial statements of each Registrant. In the opinion of each Registrant's management, the information regarding such Registrant furnished herein reflects all adjustments, which, except as otherwise disclosed, are of a normal recurring nature, necessary to present fairly the results of operations for the periods ended September 30, 2025 and 2024. Certain information and disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although each Registrant believes that the disclosures regarding such Registrant are adequate to make the information presented not misleading. Disclosures which would substantially duplicate the disclosures in the Form 10-K and details which have not changed significantly in amount or composition since the filing of the Form 10-K are generally omitted from this Quarterly Report on Form 10-Q unless specifically required by GAAP. Therefore, these Condensed Financial Statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K. Due to the seasonal variations in the demand for energy and other factors, operating results for the periods presented are not necessarily indicative of the operating results to be expected for the full year.
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
Goodwill and Other Intangible Assets
Goodwill at both September 30, 2025 and December 31, 2024 was as follows:

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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Other intangible assets were as follows:

	At September 30, 2025			At December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Other Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Other Intangible Assets, Net
	(in millions)			(in millions)
Southern Company
Subject to amortization:
Customer relationships	$212	$(186)	$26	$212	$(182)	$30
Trade names	64	(64)	—	64	(59)	5
PPA fair value adjustments	390	(183)	207	390	(168)	222
Other	3	(3)	—	3	(3)	—
Total subject to amortization	$669	$(436)	$233	$669	$(412)	$257
Not subject to amortization:
FCC licenses	75	—	75	75	—	75
Total other intangible assets	$744	$(436)	$308	$744	$(412)	$332

Southern Power(*)
PPA fair value adjustments	$390	$(183)	$207	$390	$(168)	$222

Southern Company Gas(*)
Gas marketing services
Customer relationships	$156	$(152)	$4	$156	$(150)	$6
Trade names	26	(26)	—	26	(23)	3
Total other intangible assets	$182	$(178)	$4	$182	$(173)	$9
(*)All subject to amortization.
Amortization associated with other intangible assets was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Southern Company(a)	$8	$9	$24	$27
Southern Power(b)	5	5	15	15
Southern Company Gas
Gas marketing services	2	2	5	5
(a)Includes $5 million for the three months ended September 30, 2025 and 2024 and $15 million for the nine months ended September 30, 2025 and 2024 recorded as a reduction to operating revenues.
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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed balance sheets that total to the amount shown in the condensed statements of cash flows for the applicable Registrants:

	Southern Company	Georgia Power	Southern Power	Southern Company Gas
	(in millions)
At September 30, 2025
Cash and cash equivalents	$3,341	$937	$1,047	$346
Restricted cash(*):
Other current assets	1	—	—	—
Total cash, cash equivalents, and restricted cash	$3,342	$937	$1,047	$346

At December 31, 2024
Cash and cash equivalents	$1,070	$97	$159	$43
Restricted cash(*):
Other current assets	31	21	9	1
Total cash, cash equivalents, and restricted cash	$1,101	$118	$168	$44
(*)For Georgia Power, reflects remaining proceeds at December 31, 2024 from the issuance of solid waste disposal facility revenue bonds in 2022. For Southern Power, reflects remaining proceeds at December 31, 2024 from an arbitration award held to fund future replacement costs. For Southern Company, also reflects collateral of $1 million for life insurance and long-term disability insurance, which was included at Southern Holdings and Southern Company Gas at September 30, 2025 and December 31, 2024, respectively.
Natural Gas for Sale
With the exception of Nicor Gas, Southern Company Gas records natural gas inventories on a weighted average cost basis. For any declines in market prices below the weighted average cost considered to be non-temporary, an adjustment is recorded to reduce the value of natural gas inventories to market value. Nicor Gas' natural gas inventory is carried at cost on a LIFO basis. Inventory decrements occurring during the year that are restored prior to year-end are charged to cost of natural gas at the estimated annual replacement cost. Inventory decrements that are not restored prior to year-end are charged to cost of natural gas at the actual LIFO cost of the inventory layers liquidated.
Southern Company Gas recorded no material adjustments to natural gas inventories for either period presented. Nicor Gas' inventory decrements that occurred during the year have been restored as of September 30, 2025.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Storm Damage Reserves
See Note 1 to the financial statements under "Storm Damage and Reliability Reserves" in Item 8 of the Form 10-K for additional information.
Storm damage reserve activity for the traditional electric operating companies during the nine months ended September 30, 2025 was as follows:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power
	(in millions)
Balance at December 31, 2024	$(705)	$70	$(827)	$52
Accrual(*)	58	23	24	11
Weather-related damages	(209)	(97)	(104)	(8)
Balance at September 30, 2025	$(856)	$(4)	$(907)	$55
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
The fuel and natural gas cost recovery balances for the traditional electric operating companies and Southern Company Gas, respectively, at September 30, 2025 and December 31, 2024 were as follows:

Regulatory Clause	Balance Sheet Line Item	At September 30, 2025	At December 31, 2024
		(in millions)
Alabama Power
Rate ECR	Other regulatory assets, current	$14	$—
	Other regulatory assets, deferred	69	—
	Other regulatory liabilities, current	—	29
Georgia Power
Fuel Cost Recovery	Receivables – under recovered retail fuel clause revenues	$487	$713
	Deferred under recovered retail fuel clause revenues	197	453
Mississippi Power
Fuel Cost Recovery(*)	Receivables – customer accounts, net	$30	$—
	Deferred under recovered retail fuel clause revenues	—	32
	Over recovered retail fuel clause revenues	—	32
Southern Company Gas
Natural Gas Cost Recovery	Natural gas cost over recovery	$163	$193
(*)Mississippi Power also has wholesale MRA and Market Based (MB) fuel cost recovery factors. At September 30, 2025 and December 31, 2024, wholesale MRA fuel cost over recovery was immaterial and $19 million, respectively, and was included in other current liabilities on Mississippi Power's balance sheets. The wholesale MB fuel cost recovery was immaterial for both periods presented.
Alabama Power
Petition for Certificate of Convenience and Necessity
On August 13, 2025, the Alabama PSC approved Alabama Power's petition for a certificate of convenience and necessity authorizing Alabama Power to complete the acquisition of Tenaska Alabama Partners, L.P., which had been approved by the FERC on June 6, 2025. The transaction closed on September 30, 2025. Tenaska Alabama Partners, L.P. had owned and operated the Lindsay Hill Generating Station, an approximately 855-MW combined cycle generation facility in Autauga County, Alabama. Alabama Power expects to recover all approved costs associated with the acquisition through existing rate mechanisms as outlined in Note 2 to the financial statements under "Alabama Power – Petition for Certificate of Convenience and Necessity" in Item 8 of the Form 10-K. See Note (K) under "Alabama Power" for additional information.
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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Rate NDR
Beginning with July 2025 billings, the NDR reserve maintenance charge was suspended and the reserve establishment charge was activated as a result of the NDR balance falling below $50 million. Alabama Power expects to collect $18 million in the second half of 2025 and approximately $36 million annually beginning in 2026 under Rate NDR unless the NDR balance exceeds $75 million. At September 30, 2025, Alabama Power's regulatory asset balance related to NDR was $4 million. Rate NDR is intended to allow recovery of any existing deferred storm-related operations and maintenance costs and any future reserve deficits over a 48-month period. The Alabama PSC gives Alabama Power authority to record a deficit balance in the NDR when costs of storm damage exceed any established reserve balance.
Reliability Reserve Accounting Order
On June 19, 2025, Alabama Power notified the Alabama PSC of its intent to use a portion of its $131 million reliability reserve balance during 2025. As a result, Alabama Power had usage of the reliability reserve in the amount of $30 million during the third quarter 2025 for reliability-related transmission, distribution, and generation expenses. At September 30, 2025, Alabama Power's reliability reserve balance was $101 million.
Nuclear Production Tax Credits Order
On October 7, 2025, the Alabama PSC issued an order authorizing Alabama Power to establish a regulatory liability for nuclear PTCs received through its nuclear generating facilities pursuant to Internal Revenue Code §45U for tax years 2024 through 2032. For the 2024 tax year, Alabama Power claimed §45U PTCs on Southern Company's consolidated tax return. The base credit amount of $36 million is included in a regulatory liability. Additionally, Alabama Power claimed the prevailing wage multiplier on its 2024 federal income tax return for a total credit claimed of $180 million. The §45U PTC is available for tax years 2024 to 2032 and is subject to a phase-out. As such, Alabama Power will evaluate annually whether it qualifies for the credit. The §45U PTCs will be deferred as a regulatory liability until the Alabama PSC provides direction on how to apply them for the benefit of customers. The ultimate outcome of this matter cannot be determined at this time. See Note (G) under "Unrecognized Tax Benefits" herein for additional information.
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
Using the retail ROE range approved by the Georgia PSC in the 2022 ARP, earnings above 11.90% retail ROE will continue to be subject to sharing whereby 40% of earnings above the band would be applied to regulatory assets, 40% would be directly refunded to customers, and the remaining 20% would be retained by Georgia Power. There will be no recovery of any earnings shortfall below 9.50% retail ROE on an actual basis. However, if at any time during the term of the ARP Extension Period, Georgia Power projects that its retail earnings will be less than the lower end of the approved retail ROE range for any calendar year of the ARP Extension Period, it may petition the Georgia PSC for implementation of the Interim Cost Recovery (ICR) tariff to adjust Georgia Power's retail rates to achieve a retail ROE equal to the lower end of the approved retail ROE range. Any ICR tariff would expire at the earlier of January 1, 2029 or the end of the calendar year in which the ICR tariff becomes effective. In lieu of requesting implementation of an ICR tariff, or if the Georgia PSC chooses not to implement the ICR tariff, Georgia Power may file a full base rate case.
Except as provided above, Georgia Power will not file a base rate increase while the ARP Extension is in effect. Georgia Power is required to file a general base rate case by July 1, 2028.
Integrated Resource Plans
On September 4, 2025, the Georgia PSC approved Georgia Power's June 2025 request to certify a Georgia Power-owned battery energy storage facility with a capacity of 200 MWs and a projected COD in 2027.
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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The certification requests in June and July 2025 associated with these Georgia Power-owned projects and related transmission investments total approximately $16.7 billion, excluding AFUDC. At September 30, 2025, Georgia Power had recorded approximately $725 million of combined capital costs, excluding AFUDC, for the projects requested for certification.
As required by the 2025 IRP decision, Georgia Power filed with the Georgia PSC on September 17, 2025 an updated load forecast to support the certification requests from the RFP of up to 8,500 MWs. The Georgia PSC will determine the necessary generation resources to certify. See "2025 IRP" herein for information regarding the 2025 IRP.
The ultimate outcome of these matters cannot be determined at this time.
2025 IRP
On July 15, 2025, the Georgia PSC approved Georgia Power's 2025 IRP, as modified by a stipulation among Georgia Power, the staff of the Georgia PSC, and certain intervenors. In the 2025 IRP decision, the Georgia PSC approved the following requests:
•Extended operation of Plant Scherer Unit 3 (614 MWs based on 75% ownership) through at least December 31, 2035 and Plant Gaston Units 1 through 4 (500 MWs based on 50% ownership through SEGCO) through December 31, 2034. See Note 7 to the financial statements under "SEGCO" in Item 8 of the Form 10-K for additional information.
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
Fuel Cost Recovery
On May 14, 2025, Georgia Power submitted an Interim Fuel Rider (IFR) notification and plan informing the Georgia PSC that Georgia Power's under recovered fuel balance accumulated since May 31, 2023 exceeded the IFR threshold of $200 million, established in a Georgia PSC stipulation approved in May 2023. Georgia Power proposed no fuel cost recovery rate change and is required to monitor and report to the Georgia PSC monthly as long as the under recovered fuel balance accumulated since May 31, 2023 is above $200 million. On September 15, 2025, Georgia Power filed its most recent IFR plan and notification which also proposed no fuel cost recovery rate change. At September 30, 2025, Georgia Power's under recovered fuel balance accumulated since May 31, 2023 did not exceed the IFR threshold of $200 million. Georgia Power is scheduled to file its next fuel case no later than February 28, 2026.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Nuclear Construction
Georgia Power placed Plant Vogtle Units 3 and 4 in service on July 31, 2023 and April 29, 2024, respectively. During the third quarter 2025, following the completion of site demobilization efforts, Southern Nuclear evaluated the remaining contractor obligations and reduced the remaining estimate to complete forecast by approximately $33 million. Accordingly, Georgia Power recorded a pre-tax credit to income of approximately $33 million ($25 million after tax) in the third quarter 2025 to recognize capital costs previously charged to income. Georgia Power's net investment in connection with Plant Vogtle Units 3 and 4 at September 30, 2025 is $10.690 billion, which excludes capitalized AFUDC of approximately $440 million accrued through Unit 4's in-service date.
Other Construction
At September 30, 2025, Georgia Power had recorded approximately $1.5 billion of combined capital costs, excluding AFUDC, for the projects reflected in the table below. The total certified amounts related to these projects are approximately $2.8 billion, excluding AFUDC. The ultimate outcome of these matters cannot be determined at this time.

Project(*)	Resource	Approximate Nameplate Capacity (MW)	Projected COD	Regulatory Approval
Projects Under Construction at September 30, 2025
McGrau Ford	Battery energy storage	265	Fourth quarter 2026	2022 IRP
Plant Yates Units 8 through 10	Combustion turbine	1,326	Fourth quarter 2026 through third quarter 2027	2023 IRP Update
Various facilities	Battery energy storage	500	Second quarter 2026 through fourth quarter 2026	2023 IRP Update
(*)Excludes a 200-MW battery energy storage facility which has not incurred significant costs. See "Integrated Resource Plans" herein for additional information.
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
Ad Valorem Tax Adjustment
On August 5, 2025, the Mississippi PSC approved Mississippi Power's annual ad valorem tax adjustment filing for 2025, resulting in a $7 million annual increase in revenues effective with the first billing cycle of September 2025.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
This increase is not expected to have a significant effect on Mississippi Power's net income but will affect operating cash flows.
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
Plant Daniel
On June 19, 2025, the Florida PSC issued a final order approving the transfer of FP&L's 50% ownership interest in Plant Daniel Units 1 and 2 to Mississippi Power. On July 30, 2025, Mississippi Power completed the acquisition of FP&L's 50% interest in Plant Daniel Units 1 and 2 and, as part of the acquisition, received approximately $36 million from FP&L, which was recorded as a regulatory liability and is being amortized to offset incremental costs as authorized by the Mississippi PSC.
Municipal and Rural Associations Tariff
On April 3, 2025, the FERC approved a settlement agreement filed by Mississippi Power and Cooperative Energy in December 2024. The settlement agreement provided for (i) a $1 million increase in annual wholesale base revenues and a refund to customers of approximately $4 million, (ii) a rate escalation of 2.5% on an annual basis in periods subsequent to December 31, 2024 and continuing through the end of the shared service agreement on December 31, 2035, and (iii) a waiver of rights by Mississippi Power and Cooperative Energy to file for any changes in non-fuel rates through the end of the term of the shared service agreement.
Southern Company Gas
Infrastructure Replacement Programs and Capital Projects
On March 26, 2025, the Illinois Supreme Court denied Nicor Gas' petition for leave to appeal $14 million of the 2019 Qualifying Infrastructure Plant disallowance. This matter is concluded and had no impact on the current period financial statements.
Rate Proceedings
On August 12, 2025, Virginia Natural Gas, the Virginia Commission staff, and certain intervenors entered into a stipulation related to Virginia Natural Gas' August 2024 general base rate case filing. The stipulation provides for a $40 million increase in annual base rate revenues, including the recovery of investments under the SAVE program, an ROE of 9.85%, and an equity ratio of 49.35%. Interim rates became effective January 1, 2025, subject to refund, based on Virginia Natural Gas' original requested increase of approximately $63 million. The Virginia Commission is expected to issue an order on the requested increase in the fourth quarter 2025. The ultimate outcome of this matter cannot be determined at this time.

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
Southern Company
On July 11, 2025, a purported class action complaint was filed in the U.S. District Court for the District of Maryland against two nuclear consulting companies and all U.S. commercial nuclear power operators, or affiliated entities, including Southern Company. The purported class of plaintiffs includes all persons employed in nuclear power generation by the defendants, including nuclear operators, nuclear engineers, and nuclear technicians, from May 1, 2003 to the present. The complaint alleges that, since at least May 2003, the nuclear power industry conspired to fix and suppress employee compensation for nuclear power generation employees in violation of federal antitrust law. Although not named as defendants, other entities are accused of having participated in the plaintiffs' alleged conspiracy, including Southern Nuclear. The plaintiffs seek to recover, among other relief, unspecified monetary damages, including treble damages and attorneys' fees, and injunctive relief. On October 15, 2025, Southern Company moved to dismiss the complaint. An adverse outcome could have a material impact on Southern Company's financial statements.
Southern Company and Mississippi Power
In 2010, the DOE, through a cooperative agreement with SCS, agreed to fund $270 million of the Kemper County energy facility through the grants awarded to the project by the DOE under the Clean Coal Power Initiative Round 2. In 2016, additional DOE grants in the amount of $137 million were awarded to the Kemper County energy facility. In 2018, Mississippi Power filed with the DOE its request for property closeout certification under the contract related to the $387 million of total grants received. In 2020, Mississippi Power and Southern Company executed an agreement with the DOE completing Mississippi Power's request, which enabled Mississippi Power to proceed with full dismantlement of the abandoned gasifier-related assets and site restoration activities. In connection with the DOE closeout discussions, in 2019, the Civil Division of the Department of Justice informed Southern Company and Mississippi Power of a civil investigation related to the DOE grants. In August 2023, the U.S. District Court for the Northern District of Georgia unsealed a civil action in which defendants Southern Company, SCS, and Mississippi Power are alleged to have violated certain provisions of the False Claims Act by fraudulently inducing the DOE to disburse funds pursuant to the grants. The federal government declined to intervene in the action. In October 2023, the plaintiff, a former SCS employee, filed an amended complaint, again alleging certain violations of the False Claims Act. The plaintiff seeks to recover all damages incurred personally and on behalf of the federal government caused by the defendants' alleged violations, as well as treble damages and attorneys' fees, among other relief. In February 2024, the defendants moved to dismiss the amended complaint. In August 2024, the court granted the defendants' motion in part and denied it in part, dismissing the plaintiff's False Claims Act count along with its accompanying treble damages and attorneys' fees but allowing the employment retaliation claim to proceed. In October 2024, the plaintiff requested interlocutory appeal of the court's decision, which was denied on February 25, 2025, and the defendants asserted counterclaims for conversion and misappropriation of trade secrets. In November 2024, the defendants filed a motion for judgment on the pleadings

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
on the plaintiff's employment retaliation claim. In December 2024, the plaintiff filed a motion to dismiss the defendants' counterclaims. On July 15, 2025, the court denied the plaintiff's motion to dismiss the defendants' counterclaims and the defendants' motion for judgment on the pleadings. On August 6, 2025, the plaintiff asserted a counterclaim against the defendants. On September 8, 2025, the defendants renewed their motion for judgment on the pleadings. An adverse outcome could have a material impact on Southern Company's and Mississippi Power's financial statements.
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
On July 29, 2025, Coosa Riverkeeper filed a citizen suit in the U.S. District Court for the Northern District of Alabama alleging that Alabama Power's closure of the Plant Gadsden surface impoundment violates the RCRA and regulations governing CCR. Among other relief requested, Coosa Riverkeeper seeks declaratory judgment that Alabama Power is in violation of RCRA and regulations governing CCR, and preliminary and injunctive relief to require Alabama Power to close the CCR unit and operate a groundwater monitoring system in a different manner to satisfy RCRA and the regulations governing CCR requirements. On September 29, 2025, Alabama Power filed a motion to dismiss the citizen suit.
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
Georgia Power's environmental remediation liability was $13 million at both September 30, 2025 and December 31, 2024. Georgia Power has been designated or identified as a potentially responsible party at sites governed by the Georgia Hazardous Site Response Act and/or by the federal Comprehensive Environmental Response, Compensation, and Liability Act, and assessment and potential cleanup of such sites is expected.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Southern Company Gas' environmental remediation liability was $227 million and $222 million at September 30, 2025 and December 31, 2024, respectively, based on the estimated cost of environmental investigation and remediation at known former manufactured gas plant operating sites.
The ultimate outcome of these matters cannot be determined at this time; however, as a result of the regulatory treatment for environmental remediation expenses described above, the final disposition of these matters is not expected to have a material impact on the financial statements of the applicable Registrants.
Nuclear Fuel Disposal Costs
On September 5, 2025, Alabama Power and Georgia Power filed their fifth round of lawsuits against the U.S. government in the Court of Federal Claims, seeking damages for the costs of continuing to store spent nuclear fuel at Plants Farley, Hatch, and Vogtle Units 1 and 2 for the period from January 1, 2020 through December 31, 2024. Damages will continue to accumulate until the issue is resolved, the U.S. government disposes of Alabama Power's and Georgia Power's spent nuclear fuel pursuant to its contractual obligations, or alternative storage is otherwise provided. No amounts have been recognized in the financial statements as of September 30, 2025 for any potential recoveries from the pending lawsuits.
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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The following table disaggregates revenue from contracts with customers for the three and nine months ended September 30, 2025 and 2024:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Three Months Ended September 30, 2025
Operating revenues
Retail electric revenues
Residential	$2,737	$982	$1,653	$102	$—	$—
Commercial	2,074	614	1,358	102	—	—
Industrial	1,195	481	620	94	—	—
Other	32	3	27	2	—	—
Total retail electric revenues	6,038	2,080	3,658	300	—	—
Natural gas distribution revenues
Residential	236	—	—	—	—	236
Commercial	65	—	—	—	—	65
Transportation	316	—	—	—	—	316
Industrial	4	—	—	—	—	4
Other	47	—	—	—	—	47
Total natural gas distribution revenues	668	—	—	—	—	668
Wholesale electric revenues
PPA energy revenues	373	81	58	3	246	—
PPA capacity revenues	180	32	40	16	109	—
Non-PPA revenues	106	42	23	150	59	—
Total wholesale electric revenues	659	155	121	169	414	—
Other natural gas revenues
Gas marketing services	56	—	—	—	—	56
Other	1	—	—	—	—	1
Total other natural gas revenues	57	—	—	—	—	57
Other revenues	400	59	191	12	3	—
Total revenue from contracts with customers	7,822	2,294	3,970	481	417	725
Other revenue sources(*)	1	24	(200)	(1)	196	9
Total operating revenues	$7,823	$2,318	$3,770	$480	$613	$734

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Nine Months Ended September 30, 2025
Operating revenues
Retail electric revenues
Residential	$6,822	$2,512	$4,056	$254	$—	$—
Commercial	5,400	1,599	3,539	262	—	—
Industrial	3,127	1,304	1,560	263	—	—
Other	94	8	79	7	—	—
Total retail electric revenues	15,443	5,423	9,234	786	—	—
Natural gas distribution revenues
Residential	1,475	—	—	—	—	1,475
Commercial	357	—	—	—	—	357
Transportation	1,053	—	—	—	—	1,053
Industrial	30	—	—	—	—	30
Other	217	—	—	—	—	217
Total natural gas distribution revenues	3,132	—	—	—	—	3,132
Wholesale electric revenues
PPA energy revenues	1,097	193	192	8	739	—
PPA capacity revenues	478	89	113	50	276	—
Non-PPA revenues	235	139	43	384	180	—
Total wholesale electric revenues	1,810	421	348	442	1,195	—
Other natural gas revenues
Gas marketing services	394	—	—	—	—	394
Other	11	—	—	—	—	11
Total other natural gas revenues	405	—	—	—	—	405
Other revenues	1,352	209	627	42	17	—
Total revenue from contracts with customers	22,142	6,053	10,209	1,270	1,212	3,537
Other revenue sources(*)	430	245	(291)	31	514	15
Total operating revenues	$22,572	$6,298	$9,918	$1,301	$1,726	$3,552

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
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
(*)Other revenue sources relate to revenues from customers accounted for as derivatives and leases, alternative revenue programs primarily at Southern Company Gas, and cost recovery mechanisms and revenues (including those related to fuel costs) that meet other scope exceptions for revenues from contracts with customers at the traditional electric operating companies.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Contract Balances
The following table reflects the closing balances of receivables, contract assets, and contract liabilities related to revenues from contracts with customers at September 30, 2025 and December 31, 2024:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Accounts Receivable
At September 30, 2025	$2,942	$827	$1,390	$137	$106	$331
At December 31, 2024	3,048	783	1,244	113	106	660
Contract Assets
At September 30, 2025	$443	$8	$283	$—	$—	$74
At December 31, 2024	323	3	184	—	—	72
Contract Liabilities
At September 30, 2025	$185	$15	$72	$2	$2	$—
At December 31, 2024	140	11	34	—	2	3
Contract assets for Georgia Power primarily relate to unregulated service agreements, where payment is contingent on project completion, and retail customer fixed bill programs, where the payment is contingent upon Georgia Power's continued performance and the customer's continued participation in the program over a one-year contract term. Contract liabilities for Georgia Power primarily relate to cash collections recognized in advance of revenue for unregulated service agreements. Southern Company Gas' contract assets relate to work performed on an energy efficiency enhancement and upgrade contract with the U.S. General Services Administration. Southern Company Gas received cash advances totaling approximately $68 million from a third-party financial institution to fund work performed. These advances have been accounted for as long-term debt on the balance sheets. See Note 1 to the financial statements under "Affiliate Transactions" in Item 8 of the Form 10-K for additional information regarding the construction contract. At September 30, 2025 and December 31, 2024, Southern Company's unregulated distributed generation business had contract assets of $77 million and $67 million, respectively, and contract liabilities of $96 million and $95 million, respectively, for outstanding performance obligations, all of which are expected to be satisfied within one year.
Revenues recognized in the three and nine months ended September 30, 2025, which were included in contract liabilities at December 31, 2024, were $20 million and $92 million, respectively, for Southern Company, $8 million and $24 million, respectively, for Georgia Power, and immaterial for the other Registrants. Contract liabilities are primarily classified as current on the balance sheets as the corresponding revenues are generally expected to be recognized within one year.
Remaining Performance Obligations
Southern Company's subsidiaries may enter into long-term contracts with customers in which revenues are recognized as performance obligations are satisfied over the contract term. For the traditional electric operating companies and Southern Power, these contracts primarily relate to PPAs whereby electricity and generation capacity are provided to a customer. The revenue recognized for the delivery of electricity is variable; however, certain PPAs include a fixed payment for fixed generation capacity over the term of the contract. Southern Company's unregulated distributed generation business also has partially satisfied performance obligations related

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
to certain fixed price contracts. Revenues from contracts with customers related to these performance obligations remaining at September 30, 2025 are expected to be recognized as follows:

	2025 (remaining)	2026	2027	2028	2029	Thereafter
	(in millions)
Southern Company	$296	$742	$470	$344	$309	$2,636
Alabama Power	46	6	5	2	—	—
Georgia Power	19	48	22	15	2	27
Mississippi Power(*)	16	66	69	73	12	—
Southern Power(*)	75	331	340	316	312	2,609
(*)Includes performance obligations related to affiliate PPAs with Georgia Power. See Note 1 to the financial statements under "Affiliate Transactions" in Item 8 of the Form 10-K for additional information.
Lease Income
Lease income for the three and nine months ended September 30, 2025 and 2024 was as follows:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Three Months Ended September 30, 2025
Lease income - interest income on sales-type leases	$6	$—	$—	$4	$2	$—
Lease income - operating leases	38	2	7	1	37	9
Variable lease income	141	—	—	—	151	—
Total lease income	$185	$2	$7	$5	$190	$9

Nine Months Ended September 30, 2025
Lease income - interest income on sales-type leases	$18	$—	$—	$11	$7	$—
Lease income - operating leases	104	5	22	2	111	27
Variable lease income	347	1	—	—	375	—
Total lease income	$469	$6	$22	$13	$493	$27

Three Months Ended September 30, 2024
Lease income - interest income on sales-type leases	$5	$—	$—	$3	$2	$—
Lease income - operating leases	38	2	13	—	20	9
Variable lease income	142	—	—	—	152	—
Total lease income	$185	$2	$13	$3	$174	$9

Nine Months Ended September 30, 2024
Lease income - interest income on sales-type leases	$18	$—	$—	$11	$7	$—
Lease income - operating leases	108	6	28	2	63	27
Variable lease income	343	—	—	—	370	—
Total lease income	$469	$6	$28	$13	$440	$27
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
Southern Company
At September 30, 2025 and December 31, 2024, Southern Holdings had equity method investments totaling $116 million and $128 million, respectively, primarily related to investments in venture capital funds focused on energy and utility investments. The net loss from these investments totaled $20 million for the nine months ended September 30, 2025. Earnings/losses from these investments for the three months ended September 30, 2025 and the three and nine months ended September 30, 2024 were immaterial.
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
SP Solar and SP Wind
At September 30, 2025 and December 31, 2024, SP Solar had total assets of $5.3 billion and $5.4 billion, respectively, total liabilities of $365 million and $372 million, respectively, and noncontrolling interests of $1.0 billion. Cash distributions from SP Solar are allocated 67% to Southern Power and 33% to the limited partner in accordance with their partnership interest percentage. Under the terms of the limited partnership agreement, distributions without limited partner consent are limited to available cash and SP Solar is obligated to distribute all such available cash to its partners each quarter. Available cash includes all cash generated in the quarter subject to the maintenance of appropriate operating reserves.
At September 30, 2025 and December 31, 2024, SP Wind had total assets of $1.8 billion and $2.0 billion, respectively, total liabilities of $190 million and $177 million, respectively, and noncontrolling interests of $30 million and $35 million, respectively. Under the terms of the limited liability agreement, distributions without Class A member consent are limited to available cash and SP Wind is obligated to distribute all such available cash to its members each quarter. Available cash includes all cash generated in the quarter subject to the maintenance of appropriate operating reserves. Cash distributions from SP Wind are generally allocated 60% to Southern Power and 40% to the three financial investors in accordance with the limited liability agreement.
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
In July 2025, Southern Power notified the Class A members of its intent to exercise the option to purchase all Class A membership interests in the SP Wind tax equity partnership on December 31, 2025 under the terms of the limited liability agreement.
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
At September 30, 2025 and December 31, 2024, the other VIEs had total assets of $1.6 billion, total liabilities of $241 million and $224 million, respectively, and noncontrolling interests of $642 million and $691 million,

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
respectively. Under the terms of the partnership agreements, distributions of all available cash are required each month or quarter and additional distributions require partner consent.
Southern Company Gas
The carrying amounts of Southern Company Gas' equity method investments at September 30, 2025 and December 31, 2024 were as follows:

Investment Balance	At September 30, 2025	At December 31, 2024
	(in millions)
SNG	$1,141	$1,245
Other	34	34
Total	$1,175	$1,279
The earnings from Southern Company Gas' equity method investment in SNG were $31 million and $34 million for the three months ended September 30, 2025 and 2024, respectively, and $93 million and $110 million for the nine months ended September 30, 2025 and 2024, respectively. The earnings from Southern Company Gas' other equity method investments were immaterial for all periods presented.
(F) FINANCING
Bank Credit Arrangements
See Note 8 to the financial statements under "Bank Credit Arrangements" in Item 8 of the Form 10-K for additional information.
At September 30, 2025, committed credit arrangements with banks were as follows:

	Expires
Company	2026	2027	2029	2030	Total	Unused	Expires within One Year
	(in millions)
Southern Company parent(a)	$—	$500	$—	$2,500	$3,000	$2,999	$—
Alabama Power(b)	15	—	650	700	1,365	1,365	—
Georgia Power(c)	—	—	—	2,050	2,050	2,042	—
Mississippi Power(a)	—	125	—	150	275	275	—
Southern Power(a)(d)	—	—	—	600	600	600	—
Southern Company Gas(e)	—	—	—	1,600	1,600	1,598	—
SEGCO	30	—	—	—	30	30	30
Southern Company	$45	$625	$650	$7,600	$8,920	$8,909	$30
(a)Arrangement expiring in 2030 represents a $3.25 billion combined arrangement for Southern Company, Mississippi Power, and Southern Power allowing for flexible sublimits. Pursuant to the combined facility, the allocations among Southern Company, Southern Power, and Mississippi Power may be adjusted.
(b)Includes $15 million expiring in 2026 at Alabama Property Company, a wholly-owned subsidiary of Alabama Power, of which $15 million was unused at September 30, 2025. Alabama Power is not party to this arrangement.
(c)Georgia Power had $26 million of letters of credit outstanding under an uncommitted letter of credit facility at September 30, 2025.
(d)Does not include Southern Power Company's $75 million and $100 million continuing letter of credit facilities for standby letters of credit, expiring in 2027 and 2028, respectively, of which $17 million and $4 million, respectively, was unused at September 30, 2025. In addition, Southern Power Company had $23 million of letters of credit outstanding under an uncommitted letter of credit facility at September 30, 2025. Southern Power's subsidiaries are not parties to its bank credit arrangements or letter of credit facilities.
(e)Southern Company Gas, as the parent entity, guarantees the obligations of Southern Company Gas Capital, which is the borrower of $800 million of the credit arrangement expiring in 2030. Southern Company Gas' committed credit arrangement expiring in 2030 also includes $800 million for which Nicor Gas is the borrower and which is restricted for working capital needs of Nicor Gas. Pursuant to the multi-year credit arrangement expiring in 2030, the allocations between Southern Company Gas Capital and Nicor Gas may be adjusted.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
As reflected in the table above, in March 2025, (i) Southern Company and Southern Power amended and restated their combined multi-year credit arrangement to include Mississippi Power, increase the total credit arrangement from $2.45 billion to $3.25 billion (currently allocated $2.50 billion for Southern Company, $600 million for Southern Power, and $150 million for Mississippi Power), and extend the maturity date from 2029 to 2030; (ii) Southern Company increased its $150 million credit arrangement to $500 million and extended the maturity date from 2025 to 2027; (iii) Georgia Power increased its $1.75 billion credit arrangement to $2.05 billion and extended the maturity date from 2029 to 2030; and (iv) Southern Company Gas Capital, along with Nicor Gas, increased its $1.5 billion credit arrangement to $1.6 billion (currently allocated $800 million for each of Southern Company Gas Capital and Nicor Gas). Also in March 2025, (i) Georgia Power terminated $300 million of credit arrangements expiring in 2025, (ii) Mississippi Power terminated $150 million of credit arrangements expiring in 2027, and (iii) Nicor Gas terminated a $100 million credit arrangement expiring in 2025. Alabama Power and Southern Company Gas Capital, along with Nicor Gas, entered into agreements in March 2025 to extend the maturity date of each of their respective multi-year credit agreements in May 2025 from 2029 to 2030. In May and June 2025, SEGCO amended its credit arrangements aggregating $30 million, which extended the maturity dates from 2025 to 2026. In August 2025, Alabama Power amended and restated its $650 million credit arrangement and extended the maturity date from 2026 to 2029.
Subject to applicable market conditions, Southern Company and its subsidiaries expect to renew or replace their bank credit arrangements as needed, prior to expiration. In connection therewith, Southern Company and its subsidiaries may extend the maturity dates and/or increase or decrease the lending commitments thereunder.
These bank credit arrangements, as well as the term loan arrangements of the Registrants, Nicor Gas, and SEGCO, contain covenants that limit debt levels and contain cross-acceleration provisions to other indebtedness (including guarantee obligations) that are restricted only to the indebtedness of the individual company. The cross-acceleration provisions to other indebtedness would trigger an event of default if the applicable borrower defaulted on indebtedness, the payment of which was then accelerated. At September 30, 2025, the Registrants, Nicor Gas, and SEGCO were in compliance with all such covenants. None of the bank credit arrangements contain material adverse change clauses at the time of borrowings.
A portion of the unused credit with banks is allocated to provide liquidity support to certain revenue bonds of the traditional electric operating companies and the commercial paper programs of the Registrants, Nicor Gas, and SEGCO. At September 30, 2025, outstanding variable rate demand revenue bonds of the traditional electric operating companies with allocated liquidity support totaled approximately $1.5 billion (comprised of approximately $796 million at Alabama Power, $667 million at Georgia Power, and $58 million at Mississippi Power). In addition, at September 30, 2025, Alabama Power and Georgia Power had approximately $280 million and $384 million, respectively, of fixed rate revenue bonds outstanding that are required to be remarketed within the next 12 months. Alabama Power's $280 million of fixed rate revenue bonds are classified as securities due within one year on its balance sheets as they are not covered by long-term committed credit. All other variable rate demand revenue bonds and fixed rate revenue bonds required to be remarketed within the next 12 months are classified as long-term debt on the balance sheets as a result of available long-term committed credit.
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
The table below reflects shares of Southern Company common stock sold under separate forward sale contracts with forward purchasers during the nine months ended September 30, 2025.

Shares Sold	Initial Forward Price per Share	To be Settled On or Before
292,694(a)	$83.3293	December 31, 2025
563,386	$87.9027	December 31, 2025
1,000,000	$88.7502	June 30, 2026
1,000,000	$88.7739	June 30, 2026
1,000,000	$91.2856	June 30, 2026
1,000,000	$89.1444	June 30, 2026
1,000,000	$88.8490	June 30, 2026
1,000,000	$88.8903	June 30, 2026
1,000,000	$90.9196	June 30, 2026
1,255,000	$91.0566	June 30, 2026
1,324,942	$88.7048	December 31, 2026
2,277,113	$88.3227	December 31, 2026
3,130,641	$88.2823	December 31, 2026
3,255,866	$89.4692	December 31, 2026
3,850,000	$90.6617	December 31, 2026
2,470,306	$94.5394	June 30, 2027
2,314,487	$92.7805	June 30, 2027
1,590,200	$93.4524	June 30, 2027
4,000,000	$90.8141	June 30, 2027
2,346,903	$91.1610	June 30, 2027
2,876,034	$92.2437	June 30, 2027
2,642,878(b)	$93.4521(b)	June 30, 2027
(a)The total number of shares sold under this forward sale contract is 436,614, of which the first 143,920 shares were sold in December 2024.
(b)The total number of shares sold under this forward sale contract is 3,015,668, of which the remaining 372,790 shares were sold subsequent to September 30, 2025. The initial forward price was determined after the completion of sales by the forward seller in October 2025.
As of September 30, 2025, Southern Company had entered into separate forward sale contracts with forward purchasers for a total of 43,707,160 shares of common stock, of which 43,334,370 shares had been sold by the forward sellers, and no shares had been settled under the forward sale contracts.
In October 2025, Southern Company entered into another separate forward sale contract with a forward purchaser for the sale of 911,448 shares of common stock with an initial forward price of $94.2411 per share, to be settled on or before June 30, 2027.
Each initial forward price is subject to adjustment under certain circumstances as specified in the forward sales contract. Southern Company may settle these forward transactions in shares, cash, or net shares.
Earnings per Share
For Southern Company, the difference in computing basic and diluted earnings per share (EPS) is attributable to awards outstanding under stock-based compensation plans, forward sale contracts pursuant to the equity distribution

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
agreement, and convertible senior notes. EPS dilution resulting from stock-based compensation plans and the forward sale contracts is determined using the treasury stock method, and EPS dilution resulting from the convertible senior notes is determined using the net share settlement method. See "Convertible Senior Notes" and "Equity Distribution Agreement" herein and Note 8 to the financial statements under "Convertible Senior Notes" and "Equity Distribution Agreement" and Note 12 to the financial statements in Item 8 of the Form 10-K for additional information. Shares used to compute diluted EPS were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
As reported shares	1,102	1,097	1,101	1,096
Effect of stock-based compensation	6	6	6	6
Effect of convertible senior notes	1	—	1	—
Effect of forward sale contracts	1	—	—	—
Diluted shares	1,110	1,103	1,108	1,102
For all periods presented, an immaterial number of stock-based compensation awards was excluded from the diluted EPS calculation because the awards were anti-dilutive.
(G) INCOME TAXES
See Note 10 to the financial statements in Item 8 of the Form 10-K for additional tax information.
Current and Deferred Income Taxes
Alabama Power, Georgia Power, and Southern Power have entered into agreements with non-affiliated parties to transfer ITCs and PTCs at a discount to the generated credit value in 2024, 2025, and 2026. During the first nine months of 2025, Alabama Power, Georgia Power, and Southern Power received cash of $80 million, $64 million, and $19 million, respectively, from credits transferred. The discount is recorded as a reduction in tax credits recognized in the financial statements and does not have a material impact on results of operations. The Southern Company system continues to explore the ability to efficiently monetize its tax credits through third-party transfer agreements.
During the first nine months of 2025, pursuant to certain joint ownership agreements, Georgia Power paid $121 million to the other Vogtle Owners for advanced nuclear PTCs for Plant Vogtle Units 3 and 4. The gain was recognized in 2025 as an income tax benefit and was immaterial.
Tax Credit and Net Operating Loss Carryforwards
Southern Company's federal PTC and ITC carryforwards are expected to be fully utilized by 2031. The utilization of each Registrant's estimated federal and state tax attributes and related valuation allowances could be impacted by numerous factors, including the acquisition of additional renewable energy and battery energy storage projects, changes in taxable income projections, and potential income tax rate changes. See Notes (B) and (K) under "Georgia Power" and "Southern Power," respectively, herein for information regarding current renewable energy and battery energy storage projects.
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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Southern Company
Southern Company's effective tax rate was 20.3% for the nine months ended September 30, 2025 compared to 19.0% for the corresponding period in 2024. The effective tax rate increase was primarily due to charges to a valuation allowance on certain state tax credit carryforwards at Georgia Power and the recognition of certain state tax positions from amended returns in the second quarter 2024 at Georgia Power, partially offset by a net increase in the flowback of excess deferred income taxes at the regulated utilities and an increase in the generation of advanced nuclear PTCs at Georgia Power.
Alabama Power
Alabama Power's effective tax rate was 23.0% for the nine months ended September 30, 2025 compared to 21.2% for the corresponding period in 2024. The effective tax rate increase was primarily due to a decrease in the flowback of certain excess deferred income taxes.
Georgia Power
Georgia Power's effective tax rate was 20.0% for the nine months ended September 30, 2025 compared to 18.7% for the corresponding period in 2024. The effective tax rate increase was primarily due to charges to a valuation allowance on certain state tax credit carryforwards and the recognition of certain state tax positions from amended returns in the second quarter 2024, partially offset by increases in the flowback of excess state deferred income taxes and in the generation of advanced nuclear PTCs.
Mississippi Power
Mississippi Power's effective tax rate was 22.5% for the nine months ended September 30, 2025 compared to 20.0% for the corresponding period in 2024. The effective tax rate increase was primarily due to a decrease in the flowback of certain excess deferred income taxes.
Southern Power
Southern Power's effective tax rate was 6.0% for the nine months ended September 30, 2025 compared to 14.4% for the corresponding period in 2024. The effective tax rate decrease was primarily due to a change in pre-tax earnings attributable to Southern Power, including the impact of accelerated depreciation related to wind repowering projects and changes in tax rates resulting from tax legislation enacted by the State of Georgia in the second quarters of 2024 and 2025. See Note (K) under "Southern Power – Wind Repowering Projects" herein for additional information.
Southern Company Gas
Southern Company Gas' effective tax rate was 23.5% for the nine months ended September 30, 2025 compared to 24.9% for the corresponding period in 2024. The effective tax rate decrease was primarily due to an increase in the flowback of excess state deferred income taxes.
Unrecognized Tax Benefits
Southern Company's, Alabama Power's, and Georgia Power's unrecognized tax positions balances at September 30, 2025 were $380 million, $144 million, and $188 million, respectively. At December 31, 2024, Southern Company's and Georgia Power's unrecognized tax positions balances were $82 million and $34 million, respectively, and Alabama Power had no unrecognized tax positions. The increases from prior periods are related to Alabama Power's and Georgia Power's ability to meet prevailing wage requirements related to existing zero-emission nuclear power PTCs and will not impact Southern Company's, Alabama Power's, and Georgia Power's effective tax rates if recognized. The ultimate outcome of this unrecognized tax benefit, which is expected to be resolved within the next 12 months, is dependent on acceptance by the IRS and cannot be determined at this time.

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
On each Registrant's condensed statements of income, the service cost component of net periodic benefit costs is included in other operations and maintenance expenses and all other components of net periodic benefit costs are included in other income (expense), net. Components of the net periodic benefit costs for the three and nine months ended September 30, 2025 and 2024 are presented in the following tables.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Three Months Ended September 30, 2025
Pension Plans
Service cost	$66	$15	$16	$3	$1	$7
Interest cost	166	39	49	7	2	11
Expected return on plan assets	(320)	(78)	(100)	(15)	(4)	(22)
Amortization:
Prior service costs	—	—	—	—	—	(1)
Regulatory asset	—	—	—	—	—	4
Net loss	9	2	5	2	1	—
Net periodic pension income	$(79)	$(22)	$(30)	$(3)	$—	$(1)

Postretirement Benefits
Service cost	$4	$1	$1	$—	$—	$—
Interest cost	17	5	6	1	—	2
Expected return on plan assets	(23)	(8)	(9)	(1)	—	(2)
Amortization:
Prior service costs	1	—	1	—	—	—
Regulatory asset	—	—	—	—	—	1
Net gain	(4)	(2)	—	—	—	(2)
Net periodic postretirement benefit income	$(5)	$(4)	$(1)	$—	$—	$(1)

Nine Months Ended September 30, 2025
Pension Plans
Service cost	$198	$45	$47	$8	$4	$20
Interest cost	498	116	147	22	7	33
Expected return on plan assets	(960)	(234)	(298)	(44)	(12)	(65)
Amortization:
Prior service costs	—	—	1	—	—	(2)
Regulatory asset	—	—	—	—	—	11
Net (gain) loss	28	8	12	3	—	(1)
Net periodic pension income	$(236)	$(65)	$(91)	$(11)	$(1)	$(4)

Postretirement Benefits
Service cost	$10	$3	$3	$—	$—	$1
Interest cost	52	13	19	2	—	6
Expected return on plan assets	(68)	(26)	(25)	(1)	—	(7)
Amortization:
Prior service costs	2	—	1	—	—	—
Regulatory asset	—	—	—	—	—	5
Net gain	(11)	(2)	(2)	—	—	(6)
Net periodic postretirement benefit cost (income)	$(15)	$(12)	$(4)	$1	$—	$(1)

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Three Months Ended September 30, 2024
Pension Plans
Service cost	$73	$17	$18	$3	$2	$7
Interest cost	159	37	47	7	2	11
Expected return on plan assets	(316)	(77)	(99)	(14)	(4)	(21)
Amortization:
Prior service costs	—	—	—	—	—	(1)
Regulatory asset	—	—	—	—	—	4
Net (gain) loss	14	4	6	—	(1)	—
Net periodic pension income	$(70)	$(19)	$(28)	$(4)	$(1)	$—

Postretirement Benefits
Service cost	$4	$1	$1	$—	$—	$—
Interest cost	16	4	6	1	—	2
Expected return on plan assets	(22)	(9)	(8)	(1)	—	(2)
Amortization:
Prior service costs	1	—	1	—	—	—
Regulatory asset	—	—	—	—	—	2
Net (gain) loss	(4)	—	(3)	1	—	(1)
Net periodic postretirement benefit cost (income)	$(5)	$(4)	$(3)	$1	$—	$1

Nine Months Ended September 30, 2024
Pension Plans
Service cost	$219	$51	$53	$9	$5	$21
Interest cost	476	111	143	21	6	32
Expected return on plan assets	(947)	(230)	(296)	(43)	(12)	(64)
Amortization:
Prior service costs	—	—	1	—	—	(2)
Regulatory asset	—	—	—	—	—	11
Net loss	41	12	15	2	—	—
Net periodic pension income	$(211)	$(56)	$(84)	$(11)	$(1)	$(2)

Postretirement Benefits
Service cost	$11	$3	$3	$—	$—	$1
Interest cost	49	12	17	2	—	6
Expected return on plan assets	(66)	(26)	(24)	(1)	—	(6)
Amortization:
Prior service costs	2	—	1	—	—	—
Regulatory asset	—	—	—	—	—	5
Net gain	(12)	(2)	(4)	—	—	(4)
Net periodic postretirement benefit cost (income)	$(16)	$(13)	$(7)	$1	$—	$2

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
(I) FAIR VALUE MEASUREMENTS
At September 30, 2025, assets and liabilities measured at fair value on a recurring basis during the period, together with their associated level of the fair value hierarchy, were as follows:

	Fair Value Measurements Using
At September 30, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value as a Practical Expedient (NAV)	Total
	(in millions)
Southern Company
Assets:
Energy-related derivatives(a)	$15	$89	$—	$—	$104
Interest rate derivatives	—	7	—	—	7
Foreign currency derivatives	—	31	—	—	31
Investments in trusts:(b)
Domestic equity	934	288	—	—	1,222
Foreign equity	174	216	—	—	390
U.S. Treasury and government agency securities	—	367	—	—	367
Municipal bonds	—	50	—	—	50
Pooled funds – fixed income	—	6	—	—	6
Corporate bonds	—	505	—	—	505
Mortgage- and asset-backed securities	—	120	—	—	120
Private equity	—	—	—	186	186
Cash and cash equivalents	1	—	—	—	1
Other	40	4	—	9	53
Investments, available-for-sale:
U.S. Treasury and government agency securities	3	10	—	—	13
Corporate bonds	—	2	—	—	2
Mortgage- and asset-backed securities	—	7	—	—	7
Cash equivalents and restricted cash	2,547	17	—	—	2,564
Other investments	10	36	8	—	54
Total	$3,724	$1,755	$8	$195	$5,682
Liabilities:
Energy-related derivatives(a)	$12	$77	$—	$—	$89
Interest rate derivatives	—	191	—	—	191
Foreign currency derivatives	—	21	—	—	21
Contingent consideration	3	—	14	—	17
Other	—	13	11	—	24
Total	$15	$302	$25	$—	$342

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Fair Value Measurements Using
At September 30, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value as a Practical Expedient (NAV)	Total
	(in millions)
Alabama Power
Assets:
Energy-related derivatives	$—	$31	$—	$—	$31
Nuclear decommissioning trusts:(b)
Domestic equity	499	278	—	—	777
Foreign equity	174	—	—	—	174
U.S. Treasury and government agency securities	—	16	—	—	16
Municipal bonds	—	1	—	—	1
Corporate bonds	—	307	—	—	307
Mortgage- and asset-backed securities	—	33	—	—	33
Private equity	—	—	—	186	186
Other	19	2	—	9	30
Cash equivalents	264	17	—	—	281
Other investments	—	36	—	—	36
Total	$956	$721	$—	$195	$1,872
Liabilities:
Energy-related derivatives	$—	$25	$—	$—	$25

Georgia Power
Assets:
Energy-related derivatives	$—	$27	$—	$—	$27
Nuclear decommissioning trusts:(b)
Domestic equity	435	1	—	—	436
Foreign equity	—	215	—	—	215
U.S. Treasury and government agency securities	—	351	—	—	351
Municipal bonds	—	49	—	—	49
Corporate bonds	—	198	—	—	198
Mortgage- and asset-backed securities	—	87	—	—	87
Other	21	2	—	—	23
Cash equivalents	844	—	—	—	844
Total	$1,300	$930	$—	$—	$2,230
Liabilities:
Energy-related derivatives	$—	$24	$—	$—	$24

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Fair Value Measurements Using
At September 30, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value as a Practical Expedient (NAV)	Total
	(in millions)
Mississippi Power
Assets:
Energy-related derivatives	$—	$20	$—	$—	$20
Cash equivalents	13	—	—	—	13
Total	$13	$20	$—	$—	$33
Liabilities:
Energy-related derivatives	$—	$23	$—	$—	$23

Southern Power
Assets:
Energy-related derivatives	$—	$4	$—	$—	$4
Foreign currency derivatives	—	20	—	—	20
Cash equivalents	813	—	—	—	813
Total	$813	$24	$—	$—	$837
Liabilities:
Energy-related derivatives	$—	$1	$—	$—	$1
Contingent consideration	3	—	14	—	17
Other	—	13	11	—	24
Total	$3	$14	$25	$—	$42

Southern Company Gas
Assets:
Energy-related derivatives(a)	$15	$7	$—	$—	$22
Non-qualified deferred compensation trusts:
Domestic equity	—	9	—	—	9
Foreign equity	—	1	—	—	1
Pooled funds – fixed income	—	6	—	—	6
Cash and cash equivalents	1	—	—	—	1
Cash equivalents	329	—	—	—	329
Total	$345	$23	$—	$—	$368
Liabilities:
Energy-related derivatives(a)	$12	$4	$—	$—	$16
Interest rate derivatives	—	56	—	—	56
Total	$12	$60	$—	$—	$72
(a)Excludes cash collateral of $10 million.
(b)Excludes receivables related to investment income, pending investment sales, payables related to pending investment purchases, and currencies. See Note 6 to the financial statements under "Nuclear Decommissioning" in Item 8 of the Form 10-K for additional information.
Southern Company, Alabama Power, and Georgia Power continue to elect the option to fair value investment securities held in the nuclear decommissioning trust funds. The fair value of the funds, including reinvested interest and dividends and excluding the funds' expenses, increased (decreased) by the amounts shown in the table below for

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
the three and nine months ended September 30, 2025 and 2024. The changes were recorded as a change to the regulatory assets and liabilities related to AROs for Georgia Power and Alabama Power, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
Fair value increases (decreases)	2025	2024	2025	2024
	(in millions)
Southern Company	$132	$97	$290	$230
Alabama Power	75	67	160	153
Georgia Power	57	30	130	77
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
At September 30, 2025, the fair value measurements of private market investments held in Alabama Power's nuclear decommissioning trusts that are calculated at net asset value per share (or its equivalent) as a practical expedient totaled $195 million and unfunded commitments related to the private market investments totaled $107 million. Private market investments include high-quality private equity funds across several market sectors, funds that invest in real estate assets, and a private credit fund. Private market funds do not have redemption rights. Distributions from these funds will be received as the underlying investments in the funds are liquidated.
At September 30, 2025, other financial instruments for which the carrying amount did not equal fair value were as follows:

	Southern Company(*)	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas(*)
	(in billions)
Long-term debt, including securities due within one year:
Carrying amount	$71.9	$12.0	$20.8	$1.8	$3.8	$9.3
Fair value	68.4	10.9	19.5	1.6	3.8	8.5
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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
At September 30, 2025, the net volume of energy-related derivative contracts for natural gas positions, together with the longest hedge date over which the respective entity is hedging its exposure to the variability in future cash flows for forecasted transactions and the longest non-hedge date for derivatives not designated as hedges, were as follows:

	Net Purchased mmBtu	Longest Hedge Date	Longest Non-Hedge Date
	(in millions)
Southern Company(*)	443	2030	2028
Alabama Power	132	2028	—
Georgia Power	123	2028	—
Mississippi Power	101	2029	—
Southern Power	9	2030	2025
Southern Company Gas(*)	78	2028	2028
(*)Southern Company Gas' derivative instruments include both long and short natural gas positions. A long position is a contract to purchase natural gas and a short position is a contract to sell natural gas. Southern Company Gas' volume represents the net of 96 million mmBtu long natural gas positions and 18 million mmBtu short natural gas positions at September 30, 2025, which is also included in Southern Company's total volume.
In addition to the volumes discussed above, the traditional electric operating companies and Southern Power enter into physical natural gas supply contracts that provide the option to sell back excess natural gas due to operational constraints. The maximum expected volume of natural gas subject to such a feature is 1.5 million mmBtu for Southern Company, which includes 0.4 million mmBtu for Alabama Power, 0.6 million mmBtu for Georgia Power, 0.2 million mmBtu for Mississippi Power, and 0.3 million mmBtu for Southern Power.
For cash flow hedges of energy-related derivatives, the estimated pre-tax gains (losses) expected to be reclassified from accumulated OCI to earnings for the 12-month period ending September 30, 2026 is immaterial for Southern Company, Southern Power, and Southern Company Gas.
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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
At September 30, 2025, the following interest rate derivatives were outstanding:

	Notional Amount	Weighted Average Interest Rate Paid	Interest Rate Received	Hedge Maturity Date	Fair Value Gain (Loss) at September 30, 2025
	(in millions)				(in millions)
Fair Value Hedges of Existing Debt
Southern Company parent	$400	1-day SOFR + 0.80%	1.75%	March 2028	$(23)
Southern Company parent	1,000	1-day SOFR + 2.48%	3.70%	April 2030	(108)
Southern Company parent	565	1-day SOFR + 1.56%	6.50%	March 2045	3
Southern Company Gas	500	1-day SOFR + 0.49%	1.75%	January 2031	(56)
Southern Company	$2,465				$(184)
For cash flow hedges of interest rate derivatives, the estimated pre-tax gains (losses) expected to be reclassified from accumulated OCI to interest expense for the 12-month period ending September 30, 2026 are immaterial for Southern Company, the traditional electric operating companies, and Southern Company Gas. Deferred gains and losses related to interest rate derivatives are expected to be amortized into earnings through 2054 for Southern Company, Georgia Power, and Mississippi Power, 2052 for Alabama Power, and 2046 for Southern Company Gas.
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
At September 30, 2025, the following foreign currency derivatives were outstanding:

	Pay Notional	Pay Rate	Receive Notional	Receive Rate	Hedge Maturity Date	Fair Value Gain (Loss) at September 30, 2025
	(in millions)		(in millions)			(in millions)
Cash Flow Hedges of Existing Debt
Southern Power	$564	3.78%	€500	1.85%	June 2026	$20
Fair Value Hedges of Existing Debt
Southern Company parent	1,476	3.39%	1,250	1.88%	September 2027	(10)
Southern Company	$2,040		€1,750			$10

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
For cash flow hedges of foreign currency derivatives, the estimated pre-tax gains expected to be reclassified from accumulated OCI to earnings for the 12-month period ending September 30, 2026 are $20 million for Southern Power.
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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The fair value of energy-related derivatives, interest rate derivatives, and foreign currency derivatives was reflected as either assets or liabilities in the balance sheets (included in "Other" or shown separately as "Risk Management Activities") as follows:

	At September 30, 2025		At December 31, 2024
Derivative Category and Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
	(in millions)
Southern Company
Energy-related derivatives designated as hedging instruments for regulatory purposes
Current	$34	$44	$33	$82
Non-current	51	32	42	40
Total derivatives designated as hedging instruments for regulatory purposes	85	76	75	122
Derivatives designated as hedging instruments in cash flow and fair value hedges
Energy-related derivatives:
Current	2	6	4	3
Non-current	4	—	4	—
Interest rate derivatives:
Current	7	53	—	61
Non-current	—	138	—	208
Foreign currency derivatives:
Current	20	21	—	36
Non-current	11	—	—	182
Total derivatives designated as hedging instruments in cash flow and fair value hedges	44	218	8	490
Energy-related derivatives not designated as hedging instruments
Current	13	7	5	3
Non-current	—	—	1	—
Total derivatives not designated as hedging instruments	13	7	6	3
Gross amounts recognized	142	301	89	615
Gross amounts offset(a)	(54)	(63)	(44)	(61)
Net amounts recognized in the Balance Sheets(b)	$88	$238	$45	$554

Alabama Power
Energy-related derivatives designated as hedging instruments for regulatory purposes
Current	$13	$13	$11	$30
Non-current	18	12	15	12
Total derivatives designated as hedging instruments for regulatory purposes	31	25	26	42
Gross amounts offset	(17)	(17)	(19)	(19)
Net amounts recognized in the Balance Sheets	$14	$8	$7	$23

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	At September 30, 2025		At December 31, 2024
Derivative Category and Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
	(in millions)
Georgia Power
Energy-related derivatives designated as hedging instruments for regulatory purposes
Current	$8	$15	$6	$32
Non-current	17	9	13	9
Total derivatives designated as hedging instruments for regulatory purposes	25	24	19	41
Energy-related derivatives not designated as hedging instruments
Current	2	—	—	1
Gross amounts recognized	27	24	19	42
Gross amounts offset	(16)	(16)	(15)	(15)
Net amounts recognized in the Balance Sheets	$11	$8	$4	$27

Mississippi Power
Energy-related derivatives designated as hedging instruments for regulatory purposes
Current	$4	$12	$5	$15
Non-current	16	11	14	19
Total derivatives designated as hedging instruments for regulatory purposes	20	23	19	34
Gross amounts offset	(15)	(15)	(17)	(17)
Net amounts recognized in the Balance Sheets	$5	$8	$2	$17

Southern Power
Derivatives designated as hedging instruments in cash flow hedges
Energy-related derivatives:
Current	$1	$1	$1	$—
Non-current	3	—	3	—
Foreign currency derivatives:
Current	20	—	—	11
Non-current	—	—	—	40
Total derivatives designated as hedging instruments in cash flow hedges	24	1	4	51
Net amounts recognized in the Balance Sheets	$24	$1	$4	$51

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	At September 30, 2025		At December 31, 2024
Derivative Category and Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
	(in millions)
Southern Company Gas
Energy-related derivatives designated as hedging instruments for regulatory purposes
Current	$9	$4	$11	$5
Derivatives designated as hedging instruments in cash flow and fair value hedges
Energy-related derivatives:
Current	1	5	3	3
Non-current	1	—	1	—
Interest rate derivatives:
Current	—	13	—	17
Non-current	—	43	—	67
Total derivatives designated as hedging instruments in cash flow and fair value hedges	2	61	4	87
Energy-related derivatives not designated as hedging instruments
Current	11	7	5	2
Non-current	—	—	1	—
Total derivatives not designated as hedging instruments	11	7	6	2
Gross amounts recognized	22	72	21	94
Gross amounts offset(a)	(6)	(15)	7	(10)
Net amounts recognized in the Balance Sheets(b)	$16	$57	$28	$84
(a)Gross amounts offset includes cash collateral held on deposit in broker margin accounts of $10 million and $17 million at September 30, 2025 and December 31, 2024, respectively.
(b)Net amounts of derivative instruments outstanding exclude immaterial premium and intrinsic value associated with weather derivatives at September 30, 2025 and December 31, 2024.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
At September 30, 2025 and December 31, 2024, the pre-tax effects of unrealized derivative gains (losses) arising from energy-related derivative instruments designated as regulatory hedging instruments and deferred were as follows:

Regulatory Hedge Unrealized Gain (Loss) Recognized in the Balance Sheet
Derivative Category and Balance Sheet Location	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Company Gas
	(in millions)
At September 30, 2025:
Energy-related derivatives:
Other regulatory assets, current	$(24)	$(7)	$(8)	$(8)	$(1)
Other regulatory assets, deferred	(1)	(1)	—	—	—
Other regulatory liabilities, current	13	7	1	—	5
Other regulatory liabilities, deferred	20	7	8	5	—
Total energy-related derivative gains (losses)	$8	$6	$1	$(3)	$4

At December 31, 2024:
Energy-related derivatives:
Other regulatory assets, current	$(61)	$(23)	$(26)	$(11)	$(1)
Other regulatory assets, deferred	(5)	—	—	(5)	—
Other regulatory liabilities, current	8	4	—	—	4
Other regulatory liabilities, deferred	8	3	4	1	—
Total energy-related derivative gains (losses)	$(50)	$(16)	$(22)	$(15)	$3

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
For the three and nine months ended September 30, 2025 and 2024, the pre-tax effects of cash flow and fair value hedge accounting on accumulated OCI for the applicable Registrants were as follows:

Gain (Loss) Recognized in OCI on Derivatives	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Southern Company
Cash flow hedges:
Energy-related derivatives	$(12)	$(7)	$(6)	$(11)
Interest rate derivatives	(1)	(8)	6	16
Foreign currency derivatives	(6)	15	60	(4)
Fair value hedges(*):
Foreign currency derivatives	1	(2)	(12)	(8)
Total	$(18)	$(2)	$48	$(7)

Georgia Power
Cash flow hedges:
Interest rate derivatives	$—	$1	$3	$17

Mississippi Power
Cash flow hedges:
Interest rate derivatives	$—	$—	$—	$7

Southern Power
Cash flow hedges:
Energy-related derivatives	$(2)	$(2)	$—	$(2)
Foreign currency derivatives	(6)	15	60	(4)
Total	$(8)	$13	$60	$(6)

Southern Company Gas
Cash flow hedges:
Energy-related derivatives	$(10)	$(4)	$(6)	$(9)
Interest rate derivatives	(1)	(6)	3	(5)
Total	$(11)	$(10)	$(3)	$(14)
(*)Represents amounts excluded from the assessment of effectiveness for which the difference between changes in fair value and periodic amortization is recorded in OCI.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
For the three and nine months ended September 30, 2025 and 2024, the pre-tax effects of cash flow and fair value hedge accounting on income were as follows:

		Gain (Loss)
Statements of Income Location	Derivative Category	Three Months Ended September 30,		Nine Months Ended September 30,
		2025	2024	2025	2024
		(in millions)
Southern Company
Fuel	Energy-related cash flow hedges	$—	$(3)	$1	$(5)
Cost of natural gas	Energy-related cash flow hedges	(1)	(4)	(1)	(34)
Other operations and maintenance	Energy-related cash flow hedges	—	—	—	(1)
Interest expense, net of amounts capitalized	Interest rate cash flow hedges	(4)	(4)	(10)	(12)
	Foreign currency cash flow hedges	(2)	(3)	(8)	(9)
	Interest rate fair value hedges	16	78	85	47
Other income (expense), net	Foreign currency cash flow hedges	1	24	68	7
	Foreign currency fair value hedges	5	58	160	79
	Amount excluded from effectiveness testing recognized in earnings	(1)	3	12	8
Southern Power
Fuel	Energy-related cash flow hedges	$—	$(3)	$1	$(5)
Interest expense, net of amounts capitalized	Foreign currency cash flow hedges	(2)	(3)	(8)	(9)
Other income (expense), net	Foreign currency cash flow hedges	1	24	68	7
Southern Company Gas
Cost of natural gas	Energy-related cash flow hedges	$(1)	$(4)	$(1)	$(34)
Operations and maintenance	Energy-related cash flow hedges	—	—	—	(1)
Interest expense, net of amounts capitalized	Interest rate cash flow hedges	—	—	(1)	—
	Interest rate fair value hedges	7	28	28	18
At September 30, 2025 and December 31, 2024, the following amounts were recorded on the balance sheets related to cumulative basis adjustments for fair value hedges:

	Carrying Amount of the Hedged Item		Cumulative Amount of Fair Value Hedging Adjustment included in Carrying Amount of the Hedged Item
Balance Sheet Location of Hedged Items	At September 30, 2025	At December 31, 2024	At September 30, 2025	At December 31, 2024
	(in millions)
Southern Company
Long-term debt	$(3,733)	$(2,936)	$164	$242

Southern Company Gas
Long-term debt	$(445)	$(422)	$52	$75
Pre-tax gains (losses) on energy-related derivatives not designated as hedging instruments were $(1) million and $6 million for the three months ended September 30, 2025 and 2024, respectively, and $(7) million and $69 million for the nine months ended September 30, 2025 and 2024, respectively, and reflected in cost of natural gas on the statements of income of Southern Company and Southern Company Gas.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Contingent Features
The Registrants do not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain derivatives that could require collateral, but not accelerated payment, in the event of various credit rating changes of certain Southern Company subsidiaries. Generally, collateral may be provided by a Southern Company guaranty, letter of credit, or cash. At September 30, 2025, the Registrants had no collateral posted with derivative counterparties to satisfy these arrangements.
For Southern Company, the fair value of foreign currency derivative liabilities and interest rate derivative liabilities with contingent features, and the maximum potential collateral requirements arising from the credit-risk-related contingent features at a rating below BBB- and/or Baa3, was $20 million at September 30, 2025. For Southern Power, there were no foreign currency derivative liabilities with contingent features or associated collateral requirements arising from the credit-risk-related contingent features at a rating below BBB- and/or Baa3 at September 30, 2025. For the traditional electric operating companies and Southern Power, energy-related derivative liabilities with contingent features and the maximum potential collateral requirements arising from the credit-risk-related contingent features, at a rating below BBB- and/or Baa3, were immaterial at September 30, 2025. The maximum potential collateral requirements arising from the credit-risk-related contingent features for the traditional electric operating companies and Southern Power include certain agreements that could require collateral in the event that one or more Southern Company power pool participants has a credit rating change to below investment grade.
Alabama Power and Southern Power maintain accounts with certain regional transmission organizations to facilitate financial derivative transactions and they may be required to post collateral based on the value of the positions in these accounts and the associated margin requirements. At September 30, 2025, cash collateral posted in these accounts was immaterial for Alabama Power and Southern Power. Southern Company Gas maintains accounts with brokers or the clearing houses of certain exchanges to facilitate financial derivative transactions. Based on the value of the positions in these accounts and the associated margin requirements, Southern Company Gas may be required to deposit cash into these accounts, which are netted with energy-related derivatives recognized in the balance sheets.
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
Alabama Power
On September 30, 2025, Alabama Power completed its acquisition of Tenaska Alabama Partners, L.P., which owned and operated the Lindsay Hill Generating Station. The transaction was accounted for as a business combination. The total purchase price was $635 million, of which $622 million was related to net assets recorded within property, plant, and equipment and the remainder was included in inventory, current receivables, and accounts payable on the balance sheet. The transaction was recorded as a business acquisition within the investing section of the statement of cash flows. Alabama Power assumed an existing power sales agreement under which the full output of the generating facility remains committed to a non-affiliated third party through April 2027. See Note (B) under "Alabama Power – Petition for Certificate of Convenience and Necessity" for additional information.
Mississippi Power
On July 30, 2025, Mississippi Power completed the acquisition of FP&L's 50% interest in Plant Daniel Units 1 and 2 and, as part of the acquisition, received approximately $36 million from FP&L. See Note (B) under "Mississippi Power – Plant Daniel" for additional information.
Southern Power
Construction Projects
During the nine months ended September 30, 2025, Southern Power continued construction of the three phases of the 512-MW Millers Branch solar facility. At September 30, 2025, the total cost of construction incurred for the Millers Branch project was $661 million, which is primarily included in CWIP. The ultimate outcome of these matters cannot be determined at this time.

Project Facility	Resource	Approximate Nameplate Capacity (MW)	Location	Projected COD	PPA Contract Period
Projects Under Construction at September 30, 2025
Millers Branch
Phase I	Solar	200	Haskell County, TX	Fourth quarter 2025	20 years
Phase II	Solar	180	Haskell County, TX	Second quarter 2026	15 years
Phase III	Solar	132	Haskell County, TX	Fourth quarter 2026	15 years
Wind Repowering Projects
During the nine months ended September 30, 2025, Southern Power continued the development project to repower the Kay Wind facility and began development projects to repower the Grant Plains, Grant Wind, and Wake Wind facilities. At September 30, 2025, the total cost of construction incurred related to the projects was $165 million and

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
is included in CWIP. The repowered output of the facilities is contracted under new and amended PPAs. The ultimate outcome of these matters cannot be determined at this time.

Project Facility	Resource	Approximate Nameplate Capacity (MW)	Location	Projected COD
Projects Under Construction at September 30, 2025
Kay Wind(*)	Wind	200	Kay County, OK	Third quarter 2026
Grant Plains	Wind	147	Grant County, OK	Fourth quarter 2026
Grant Wind	Wind	152	Grant County, OK	Fourth quarter 2026
Wake Wind	Wind	257	Crosby & Floyd Counties, TX	Second quarter 2027
(*)The facility has a total capacity of 299 MWs, of which 200 MWs is projected to be repowered and is contracted under a PPA.
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
Southern Company's reportable business segments are the sale of electricity by the traditional electric operating companies, the sale of electricity in the competitive wholesale market by Southern Power, and the sale of natural gas and other complementary products and services by Southern Company Gas. While the traditional electric operating companies represent three separate operating segments, they are vertically integrated utilities providing electric service to retail customers, as well as wholesale customers, in the Southeast and have been aggregated into one reportable segment. Revenues from sales by Southern Power to the traditional electric operating companies were $112 million and $341 million for the three and nine months ended September 30, 2025, respectively, and $102 million and $280 million for the three and nine months ended September 30, 2024, respectively. Revenues from sales of natural gas from Southern Company Gas to the traditional electric operating companies and Southern Power were immaterial for all periods presented. The "All Other" column includes the Southern Company parent entity, which does not allocate operating expenses to business segments. Also, this category includes segments below the quantitative threshold for separate disclosure. These segments include providing distributed energy and resilience solutions and deploying microgrids for commercial, industrial, governmental, and utility customers, as well as investments in telecommunications. All other inter-segment revenues are not material.
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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Financial data for business segments for the three and nine months ended September 30, 2025 and 2024 was as follows:

	Electric Utilities
	Traditional Electric Operating Companies	Southern Power	Eliminations	Total	Southern Company Gas	Total Reportable Segments	All Other	Eliminations	Consolidated
	(in millions)
Three Months Ended September 30, 2025
Operating revenues	$6,438	$613	$(123)	$6,928	$734	$7,662	$202	$(41)	$7,823
Other segment items(a)(b)	2,723	332	(123)	2,932	464	3,396	209	(41)	3,564
Depreciation and amortization(c)	981	247	—	1,228	176	1,404	18	—	1,422
Earnings from equity method investments	2	—	—	2	31	33	—	—	33
Interest expense	339	25	—	364	94	458	297	—	755
Income taxes (benefit)	477	6	—	483	6	489	(85)	—	404
Segment net income (loss)(b)(c)(d)	$1,920	$3	$—	$1,923	$25	$1,948	$(237)	$—	$1,711

Nine Months Ended September 30, 2025
Operating revenues	$17,130	$1,726	$(368)	$18,488	$3,552	$22,040	$656	$(124)	$22,572
Other segment items(a)(b)	8,191	930	(368)	8,753	2,133	10,886	611	(120)	11,377
Depreciation and amortization(c)	2,885	576	—	3,461	517	3,978	52	—	4,030
Earnings from equity method investments	4	—	—	4	93	97	(21)	—	76
Interest expense(e)	990	76	—	1,066	277	1,343	1,000	—	2,343
Income taxes (benefit)	1,074	3	—	1,077	169	1,246	(273)	—	973
Segment net income (loss)(b)(c)(d)(e)	$3,994	$141	$—	$4,135	$549	$4,684	$(755)	$(4)	$3,925

At September 30, 2025
Goodwill	$—	$2	$—	$2	$5,015	$5,017	$144	$—	$5,161
Total assets	111,734	13,595	(943)	124,386	26,926	151,312	2,397	(461)	153,248

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Electric Utilities
	Traditional Electric Operating Companies	Southern Power	Eliminations	Total	Southern Company Gas	Total Reportable Segments	All Other	Eliminations	Consolidated
	(in millions)
Three Months Ended September 30, 2024
Operating revenues	$5,927	$600	$(105)	$6,422	$682	$7,104	$215	$(45)	$7,274
Other segment items(a)(f)	2,691	322	(105)	2,908	421	3,329	203	(41)	3,491
Depreciation and amortization	898	133	—	1,031	162	1,193	17	—	1,210
Earnings from equity method investments	2	—	—	2	34	36	(5)	—	31
Interest expense	319	30	—	349	84	433	261	(2)	692
Income taxes (benefit)	403	33	—	436	11	447	(70)	—	377
Segment net income (loss)(d)(f)	$1,618	$82	$—	$1,700	$38	$1,738	$(201)	$(2)	$1,535

Nine Months Ended September 30, 2024
Operating revenues	$15,389	$1,597	$(293)	$16,693	$3,220	$19,913	$598	$(128)	$20,383
Other segment items(a)(b)(f)	7,293	834	(293)	7,834	1,866	9,700	548	(102)	10,146
Depreciation and amortization	2,631	378	—	3,009	475	3,484	53	—	3,537
Earnings from equity method investments	4	—	—	4	110	114	(8)	1	107
Interest expense	954	89	—	1,043	250	1,293	769	(12)	2,050
Income taxes (benefit)	885	32	—	917	184	1,101	(211)	—	890
Segment net income (loss)(b)(d)(f)	$3,630	$264	$—	$3,894	$555	$4,449	$(569)	$(13)	$3,867

At December 31, 2024
Goodwill	$—	$2	$—	$2	$5,015	$5,017	$144	$—	$5,161
Total assets	105,577	12,653	(1,025)	117,205	26,177	143,382	2,371	(573)	145,180
(a)Primarily consists of fuel, purchased power, cost of natural gas, cost of other sales, other operations and maintenance, taxes other than income taxes, AFUDC equity, non-service cost-related retirement benefits income, and net income (loss) attributable to noncontrolling interests.
(b)For the traditional electric operating companies, includes pre-tax credits to income at Georgia Power related to the estimated probable loss associated with the completion of Plant Vogtle Units 3 and 4 of $33 million ($25 million after tax) for the three and nine months ended September 30, 2025 and $21 million ($16 million after tax) for the nine months ended September 30, 2024. Also includes a pre-tax gain at Georgia Power of approximately $114 million ($84 million after tax) for the nine months ended September 30, 2024 related to the sale of transmission line assets under the integrated transmission system agreement. See Note 2 to the financial statements under "Georgia Power" in Item 8 of the Form 10-K for additional information.
(c)For Southern Power, includes accelerated depreciation related to the repowering of the Kay Wind, Grant Plains, Grant Wind, and Wake Wind facilities of $112 million ($80 million after tax, net of noncontrolling interest impacts) and $181 million ($130 million after tax, net of noncontrolling interest impacts) for the three and nine months ended September 30, 2025, respectively. See Note (K) under "Southern Power – Wind Repowering Projects" herein and Note 15 to the financial statements under "Southern Power – Development Projects" in Item 8 of the Form 10-K for additional information.
(d)Attributable to Southern Company.
(e)For All Other, includes a pre-tax loss of $129 million ($97 million after tax) associated with the extinguishment of debt at the parent company. See Note (F) under "Convertible Senior Notes" herein for additional information.
(f)For the traditional electric operating companies, includes a pre-tax impairment loss at Alabama Power of $36 million ($27 million after tax) related to Alabama Power discontinuing the development of a multi-use commercial facility, which was sold in July 2025. See Note 1 to the financial statements under "Impairment of Long-Lived Assets" in Item 8 of the Form 10-K for additional information.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Traditional Electric Operating Companies
Each of the traditional electric operating companies' single reportable business segment is the sale of electricity.
Alabama Power and Georgia Power have identified utility operations and maintenance expenses as significant segment expenses provided to their CODMs. Utility operations and maintenance expenses is calculated as other operations and maintenance, as reflected on the statements of income, less expenses from unregulated products and services, losses (gains) on asset dispositions, impairment charges, amortization of cloud software, and, for Georgia Power, charges (credits) for estimated loss on Plant Vogtle Units 3 and 4. Alabama Power's utility operations and maintenance expenses are disaggregated into expenses related to Rate RSE and Rate CNP Compliance. See Note 2 to the financial statements under "Alabama Power" in Item 8 of the Form 10-K for additional information.
During the third quarter 2025, Mississippi Power updated the information provided to its CODM. As a result, Mississippi Power has identified certain operational and environmental compliance expenses as significant segment expenses and has recast prior period information to conform to the current period presentation.
Financial data for significant segment expenses and other segment information for the three and nine months ended September 30, 2025 and 2024 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Alabama Power
Operating revenues	$2,318	$2,138	$6,298	$5,803
Utility operations and maintenance
Rate RSE expenses	346	365	1,085	1,028
Rate CNP Compliance expenses	69	72	211	202
Total utility operations and maintenance	415	437	1,296	1,230
Other segment items(a)(b)	641	594	1,794	1,628
Depreciation and amortization	380	366	1,121	1,091
Interest expense	119	113	343	337
Income taxes	175	135	401	322
Segment net income(b)	$588	$493	$1,343	$1,195

Capital expenditures	$537	$483	$1,696	$1,404

Georgia Power
Operating revenues	$3,770	$3,472	$9,918	$8,745
Utility operations and maintenance	576	549	1,680	1,510
Other segment items(a)(c)	942	981	3,048	2,593
Depreciation and amortization	526	462	1,541	1,334
Interest expense	200	184	585	543
Income taxes	278	246	612	516
Segment net income(c)	$1,248	$1,050	$2,452	$2,249

Capital expenditures	$1,961	$1,557	$5,273	$3,910

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Mississippi Power
Operating revenues	$480	$412	$1,301	$1,118
Operational expenses(d)	46	45	134	127
Environmental compliance expenses(e)	3	3	9	9
Other segment items(a)	251	200	686	550
Depreciation and amortization	53	48	157	141
Interest expense	19	19	59	58
Income taxes	24	22	58	47
Segment net income	$84	$75	$198	$186

Capital expenditures	$86	$133	$225	$259
(a)Primarily consists of fuel, purchased power, expenses from unregulated products and services, losses (gains) on asset dispositions, amortization of cloud software, taxes other than income taxes, AFUDC equity, and non-service cost-related retirement benefits income. For Alabama Power, includes impairment charges. For Georgia Power, includes credits for estimated loss on Plant Vogtle Units 3 and 4. For Mississippi Power, includes employee benefit expenses and affiliate billings. Also includes earnings from equity method investments, which were immaterial for all periods presented.
(b)For the three and nine months ended September 30, 2024, includes a pre-tax impairment loss of $36 million ($27 million after tax) related to Alabama Power discontinuing the development of a multi-use commercial facility, which was sold in July 2025. See Note 1 to the financial statements under "Impairment of Long-Lived Assets" in Item 8 of the Form 10-K for additional information.
(c)Includes pre-tax credits to income related to the estimated probable loss associated with the completion of Plant Vogtle Units 3 and 4 of $33 million ($25 million after tax) for the three and nine months ended September 30, 2025 and $21 million ($16 million after tax) for the nine months ended September 30, 2024. Also includes a pre-tax gain of approximately $114 million ($84 million after tax) for the nine months ended September 30, 2024 related to the sale of transmission line assets under the integrated transmission system agreement. See Note 2 to the financial statements under "Georgia Power" in Item 8 of the Form 10-K for additional information.
(d)Consists of certain operations and maintenance expenses related to PEP and the MRA tariff, including labor costs, materials, contract services, and other normal operational costs. See Note (B) under "Mississippi Power" herein and Note 2 to the financial statements under "Mississippi Power" in Item 8 of the Form 10-K for additional information regarding PEP and the MRA tariff.
(e)Consists of environmental compliance expenses related to ECO Plan and the MRA tariff. See Note (B) under "Mississippi Power" herein and Note 2 to the financial statements under "Mississippi Power" in Item 8 of the Form 10-K for additional information regarding ECO Plan and the MRA tariff.
Southern Power
Southern Power's single reportable business segment is the sale of electricity in the competitive wholesale market. Southern Power's CODM utilizes segment expense information in the form of variances to budget to assess performance; therefore, Southern Power has no reportable significant segment expenses.
Financial data for segment information for the three and nine months ended September 30, 2025 and 2024 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Operating revenues	$613	$600	$1,726	$1,597
Other segment items(a)	332	322	930	834
Depreciation and amortization(b)	247	133	576	378
Interest expense	25	30	76	89
Income taxes	6	33	3	32
Segment net income(b)(c)	$3	$82	$141	$264

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
(a)Primarily consists of fuel, purchased power, other operations and maintenance, taxes other than income taxes, and net income (loss) attributable to noncontrolling interests.
(b)For the three and nine months ended September 30, 2025, includes accelerated depreciation of $112 million ($80 million after tax, net of noncontrolling interest impacts) and $181 million ($130 million after tax, net of noncontrolling interest impacts), respectively, related to the repowering of the Kay Wind, Grant Plains, Grant Wind, and Wake Wind facilities. See Note (K) under "Southern Power – Wind Repowering Projects" herein and Note 15 to the financial statements under "Southern Power – Development Projects" in Item 8 of the Form 10-K for additional information.
(c)Southern Power had no earnings from equity method investments for any period presented.
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
The gas marketing services segment provides natural gas marketing to end-use customers primarily in Georgia through SouthStar.
The "All Other" column includes segments and subsidiaries that fall below the quantitative threshold for separate disclosure.
Southern Company Gas' CODM utilizes segment expense information in the form of variances to budget to assess performance; therefore, Southern Company Gas has no reportable significant segment expenses.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Financial data for business segments for the three and nine months ended September 30, 2025 and 2024 was as follows:

	Gas Distribution Operations	Gas Pipeline Investments	Gas Marketing Services	Total Reportable Segments	All Other	Eliminations	Consolidated
	(in millions)
Three Months Ended September 30, 2025
Operating revenues	$668	$8	$58	$734	$1	$(1)	$734
Other segment items(*)	409	1	50	460	5	(1)	464
Depreciation and amortization	171	1	3	175	1	—	176
Earnings from equity method investments	—	31	—	31	—	—	31
Interest expense	89	10	1	100	(6)	—	94
Income taxes	(13)	7	1	(5)	11	—	6
Segment net income	$12	$20	$3	$35	$(10)	$—	$25

Nine Months Ended September 30, 2025
Operating revenues	$3,122	$24	$403	$3,549	$11	$(8)	$3,552
Other segment items(*)	1,842	3	284	2,129	12	(8)	2,133
Depreciation and amortization	502	4	10	516	1	—	517
Earnings from equity method investments	—	93	—	93	—	—	93
Interest expense	252	28	2	282	(5)	—	277
Income taxes (benefit)	109	20	30	159	10	—	169
Segment net income	$417	$62	$77	$556	$(7)	$—	$549

Total assets at September 30, 2025	$25,200	$1,468	$1,667	$28,335	$10,845	$(12,254)	$26,926

Three Months Ended September 30, 2024
Operating revenues	$616	$8	$53	$677	$6	$(1)	$682
Other segment items(*)	366	1	50	417	5	(1)	421
Depreciation and amortization	156	1	4	161	1	—	162
Earnings from equity method investments	—	34	—	34	—	—	34
Interest expense	75	8	1	84	—	—	84
Income taxes	(2)	8	—	6	5	—	11
Segment net income (loss)	$21	$24	$(2)	$43	$(5)	$—	$38

Nine Months Ended September 30, 2024
Operating revenues	$2,828	$24	$358	$3,210	$19	$(9)	$3,220
Other segment items(*)	1,612	3	244	1,859	16	(9)	1,866
Depreciation and amortization	459	4	11	474	1	—	475
Earnings from equity method investments	—	110	—	110	—	—	110
Interest expense	229	26	2	257	(7)	—	250
Income taxes (benefit)	125	24	29	178	6	—	184
Segment net income	$403	$77	$72	$552	$3	$—	$555

Total assets at December 31, 2024	$24,067	$1,573	$1,696	$27,336	$10,047	$(11,206)	$26,177
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
On August 13, 2025, the Alabama PSC approved Alabama Power's petition for a certificate of convenience and necessity authorizing Alabama Power to complete the acquisition of Tenaska Alabama Partners, L.P., which had been approved by the FERC on June 6, 2025. The transaction closed on September 30, 2025. See Notes (B) and (K) to the Condensed Financial Statements under "Alabama Power – Petition for Certificate of Convenience and Necessity" and "Alabama Power," respectively, herein for additional information.
On October 7, 2025, the Alabama PSC issued an order authorizing Alabama Power to establish a regulatory liability for nuclear PTCs received through its nuclear generating facilities pursuant to Internal Revenue Code §45U for tax years 2024 through 2032. For the 2024 tax year, Alabama Power claimed §45U PTCs on Southern Company's consolidated tax return. The base credit amount of $36 million is included in a regulatory liability. Additionally, Alabama Power claimed the prevailing wage multiplier on its 2024 federal income tax return for a total credit claimed of $180 million. The §45U PTCs will be deferred as a regulatory liability until the Alabama PSC provides direction on how to apply them for the benefit of customers. The ultimate outcome of this matter cannot be determined at this time. See Note (B) to the Condensed Financial Statements under "Alabama Power – Nuclear Production Tax Credits Order" herein for additional information.

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
See Note (B) to the Condensed Financial Statements under "Georgia Power – 2022 ARP" herein for additional information.
Integrated Resource Plans
On September 4, 2025, the Georgia PSC approved Georgia Power's June 2025 request to certify a Georgia Power-owned battery energy storage facility with a capacity of 200 MWs and a projected COD in 2027.
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
The certification requests in June and July 2025 associated with these Georgia Power-owned projects and related transmission investments total approximately $16.7 billion, excluding AFUDC.
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
2025 IRP
On July 15, 2025, the Georgia PSC approved Georgia Power's 2025 IRP, as modified by a stipulation among Georgia Power, the staff of the Georgia PSC, and certain intervenors. In the 2025 IRP decision, the Georgia PSC approved several requests, including the following:
•Extended operation of Plant Scherer Unit 3 (614 MWs based on 75% ownership) through at least December 31, 2035 and Plant Gaston Units 1 through 4 (500 MWs based on 50% ownership through SEGCO) through December 31, 2034.
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
On June 19, 2025, the Florida PSC issued a final order approving the transfer of FP&L's 50% ownership interest in Plant Daniel Units 1 and 2 to Mississippi Power. On July 30, 2025, Mississippi Power completed the acquisition of FP&L's 50% interest in Plant Daniel Units 1 and 2 and, as part of the acquisition, received approximately $36 million from FP&L, which was recorded as a regulatory liability and is being amortized to offset incremental costs as authorized by the Mississippi PSC.
See Note (B) to the Condensed Financial Statements under "Mississippi Power" herein for additional information.
Southern Power
During the nine months ended September 30, 2025, Southern Power continued the development project to repower 200 MWs of the 299-MW Kay Wind facility and began development projects to repower the full capacity of the 147-MW Grant Plains, the 152-MW Grant Wind, and the 257-MW Wake Wind facilities. The output of the development projects is contracted under new and amended PPAs, with commercial operations projected to occur between the third quarter 2026 and the second quarter 2027. The ultimate outcome of these matters cannot be determined at this time. See Note (K) to the Condensed Financial Statements under "Southern Power – Wind Repowering Projects" herein for additional information.
In July 2025, Southern Power notified the Class A members of its intent to exercise the option to purchase all Class A membership interests in the SP Wind tax equity partnership on December 31, 2025 under the terms of the limited liability agreement. See Note (E) to the Condensed Financial Statements under "Southern Power" herein for additional information.
At September 30, 2025, Southern Power's average investment coverage ratio for its generating assets, including those owned with various partners, based on the ratio of investment under contract to total investment using the respective facilities' net book value (or expected in-service value for facilities under construction) as the investment amount was 96% through 2029 and 89% through 2034, with an average remaining contract duration of approximately 12 years.
Southern Company Gas
On August 12, 2025, Virginia Natural Gas, the Virginia Commission staff, and certain intervenors entered into a stipulation related to Virginia Natural Gas' August 2024 general base rate case filing. The stipulation provides for a

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
$40 million increase in annual base rate revenues, including the recovery of investments under the SAVE program, an ROE of 9.85%, and an equity ratio of 49.35%. Interim rates became effective January 1, 2025, subject to refund, based on Virginia Natural Gas' original requested increase of approximately $63 million. The Virginia Commission is expected to issue an order on the requested increase in the fourth quarter 2025. The ultimate outcome of this matter cannot be determined at this time.
RESULTS OF OPERATIONS
Southern Company
Net Income

Third Quarter 2025 vs. Third Quarter 2024		Year-to-Date 2025 vs. Year-to-Date 2024
(change in millions)	(% change)	(change in millions)	(% change)
$176	11.5	$58	1.5
Consolidated net income attributable to Southern Company was $1.7 billion ($1.55 per share) in the third quarter 2025 compared to $1.5 billion ($1.40 per share) for the corresponding period in 2024. The increase was primarily due to an increase in retail electric revenues associated with rates and pricing and sales growth, as well as a decrease in taxes other than income taxes, partially offset by an increase in depreciation and amortization.
For year-to-date 2025, consolidated net income attributable to Southern Company was $3.93 billion ($3.56 per share) compared to $3.87 billion ($3.53 per share) for the corresponding period in 2024. The increase was primarily due to an increase in retail electric revenues associated with rates and pricing and sales growth and increases in other revenues, allowance for equity funds used during construction, and natural gas revenues associated with base rate increases, partially offset by increases in depreciation and amortization, non-fuel operations and maintenance expenses, and interest expense.
Retail Electric Revenues
In the third quarter 2025, retail electric revenues were $5.7 billion compared to $5.4 billion for the corresponding period in 2024. For year-to-date 2025, retail electric revenues were $15.1 billion compared to $13.8 billion for the corresponding period in 2024. Details of the changes in retail electric revenues were as follows:

	Third Quarter 2025 vs. Third Quarter 2024		Year-to-Date 2025 vs. Year-to-Date 2024
	(change in millions)	(% change)	(change in millions)	(% change)
Rates and pricing	$218	4.1%	$772	5.6%
Sales growth	97	1.8	172	1.2
Weather	(68)	(1.3)	(52)	(0.4)
Fuel and other cost recovery	94	1.8	381	2.8
Retail electric revenues	$341	6.4%	$1,272	9.2%
Changes in rates and pricing resulted in an increase in revenues in the third quarter and year-to-date 2025 when compared to the corresponding periods in 2024 primarily due to base tariff increases and increased ECCR tariff revenues at Georgia Power in accordance with the 2022 ARP and an increase in Rate RSE at Alabama Power. Also contributing to the year-to-date 2025 increase were the inclusion of Plant Vogtle Unit 4 in retail rates net of elimination of the NCCR tariff and higher contributions from commercial and industrial customers with variable demand-driven pricing, both at Georgia Power. See Note 2 to the financial statements under "Alabama Power" and "Georgia Power" in Item 8 of the Form 10-K for additional information.
Changes in sales resulted in an increase in revenues in the third quarter and year-to-date 2025 when compared to the corresponding periods in 2024. Weather-adjusted residential KWH sales increased 2.7% in the third quarter 2025 primarily due to increased customer usage and customer growth. Weather-adjusted residential KWH sales increased

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
1.2% for year-to-date 2025 primarily due to customer growth. Weather-adjusted commercial KWH sales increased 3.5% and 2.6% in the third quarter and year-to-date 2025, respectively, primarily due to increased customer usage, largely driven by data centers at Georgia Power. Industrial KWH sales increased 1.5% in the third quarter 2025 primarily due to increases in the primary metals and electronics sectors. Industrial KWH sales increased 1.6% for year-to-date 2025 primarily due to increases in the primary metals, paper, and electronics sectors, partially offset by decreases in the pipeline and textiles sectors.
Fuel and other cost recovery revenues increased $94 million and $381 million in the third quarter and year-to-date 2025, respectively, compared to the corresponding periods in 2024 primarily due to higher recoverable fuel costs. Electric rates for the traditional electric operating companies include provisions to adjust billings for fluctuations in fuel costs, including the energy component of purchased power costs. Under these provisions, fuel revenues generally equal fuel expenses, including the energy component of PPA costs, and do not affect net income. The traditional electric operating companies each have one or more regulatory mechanisms to recover other costs such as environmental and other compliance costs, storm damage, new plants, and PPA capacity costs. See Note 2 to the financial statements in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements herein for additional information.
Wholesale Electric Revenues

Third Quarter 2025 vs. Third Quarter 2024		Year-to-Date 2025 vs. Year-to-Date 2024
(change in millions)	(% change)	(change in millions)	(% change)
$111	15.4	$338	17.6
In the third quarter 2025, wholesale electric revenues were $832 million compared to $721 million for the corresponding period in 2024. For year-to-date 2025, wholesale electric revenues were $2.3 billion compared to $1.9 billion for the corresponding period in 2024. The increases in the third quarter and year-to-date 2025 were primarily due to increases in energy revenues of $118 million and $357 million, respectively, largely driven by an increase in the volume of KWHs sold resulting from higher demand, as well as increases in fuel and purchased power prices.
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

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Other Electric Revenues

Third Quarter 2025 vs. Third Quarter 2024		Year-to-Date 2025 vs. Year-to-Date 2024
(change in millions)	(% change)	(change in millions)	(% change)
$40	18.0	$93	14.7
In the third quarter 2025, other electric revenues were $262 million compared to $222 million for the corresponding period in 2024. The increase was primarily due to increases of $29 million in solar application fees and $24 million in realized gains associated with price stability products for retail customers on variable demand-driven pricing tariffs, both at Georgia Power, partially offset by a decrease of $15 million in pole attachment revenues at Alabama Power and Georgia Power.
For year-to-date 2025, other electric revenues were $724 million compared to $631 million for the corresponding period in 2024. The increase was primarily due to increases of $30 million in solar application fees at Georgia Power, $24 million in regulated energy services revenues at Alabama Power and Georgia Power, $20 million in regulated outdoor lighting sales at Georgia Power, and $16 million in realized gains associated with price stability products for retail customers on variable demand-driven pricing tariffs at Georgia Power, partially offset by a decrease of $25 million in pole attachment revenues at Alabama Power and Georgia Power.
Natural Gas Revenues
In the third quarter 2025, natural gas revenues were $734 million compared to $682 million for the corresponding period in 2024. For year-to-date 2025, natural gas revenues were $3.6 billion compared to $3.2 billion for the corresponding period in 2024. Details of the changes in natural gas revenues were as follows:

	Third Quarter 2025 vs. Third Quarter 2024		Year-to-Date 2025 vs. Year-to-Date 2024
	(change in millions)	(% change)	(change in millions)	(% change)
Rates	$27	3.9%	$98	3.0%
Gas costs and other cost recovery	23	3.4	189	5.9
Gas marketing services	5	0.7	40	1.2
Other	(3)	(0.4)	5	0.2
Natural gas revenues	$52	7.6%	$332	10.3%
Changes in rates resulted in an increase in revenues in the third quarter and year-to-date 2025 compared to the corresponding periods in 2024 primarily due to base rate increases at Atlanta Gas Light and Virginia Natural Gas. See Note 2 to the financial statements under "Southern Company Gas – Rate Proceedings" in Item 8 of the Form 10-K for additional information.
Revenues from gas costs and other cost recovery increased in the third quarter and year-to-date 2025 compared to the corresponding periods in 2024 primarily due to higher natural gas prices and gas volumes. Natural gas distribution rates include provisions to adjust billings for fluctuations in natural gas costs. Therefore, gas costs recovered through natural gas revenues generally equal the amount expensed in cost of natural gas and do not affect net income from the natural gas distribution utilities.
Revenues from gas marketing services increased in the third quarter and year-to-date 2025 compared to the corresponding periods in 2024 primarily due to higher commodity prices.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Other Revenues

Third Quarter 2025 vs. Third Quarter 2024		Year-to-Date 2025 vs. Year-to-Date 2024
(change in millions)	(% change)	(change in millions)	(% change)
$5	1.8	$154	18.8
In the third quarter 2025, other revenues were $288 million compared to $283 million for the corresponding period in 2024. The increase included an increase of $12 million in unregulated sales primarily associated with power delivery construction and maintenance projects at Georgia Power, offset by a decrease of $12 million in revenues at PowerSecure primarily related to distributed infrastructure projects.
For year-to-date 2025, other revenues were $974 million compared to $820 million for the corresponding period in 2024. The increase was primarily due to increases of $88 million in unregulated sales primarily associated with power delivery construction and maintenance, resiliency, and renewables projects at Georgia Power and $69 million in revenues at PowerSecure primarily related to distributed infrastructure projects.
Fuel and Purchased Power Expenses

	Third Quarter 2025 vs. Third Quarter 2024		Year-to-Date 2025 vs. Year-to-Date 2024
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$199	17.4%	$579	18.2%
Purchased power	10	4.0	100	14.9
Total fuel and purchased power expenses	$209		$679
In the third quarter 2025, total fuel and purchased power expenses were $1.6 billion compared to $1.4 billion for the corresponding period in 2024. The increase was due to a $122 million increase related to the average cost of fuel and purchased power and a $27 million increase related to the volume of KWHs generated and purchased. Also contributing to the increase was $60 million related to credits recorded at Georgia Power in the third quarter 2024 resulting from litigation related to nuclear fuel disposal costs.
For year-to-date 2025, total fuel and purchased power expenses were $4.5 billion compared to $3.8 billion for the corresponding period in 2024. The increase was due to a $464 million net increase related to the average cost of fuel and purchased power and a $155 million increase related to the volume of KWHs generated and purchased. Also contributing to the increase was $60 million related to credits recorded at Georgia Power in the third quarter 2024 resulting from litigation related to nuclear fuel disposal costs.
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

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Details of the Southern Company system's generation and purchased power and the related costs were as follows:

	Third Quarter 2025	Third Quarter 2024	Year-to-Date 2025	Year-to-Date 2024
Total generation (in billions of KWHs)(a)	53	53	144	145
Total purchased power (in billions of KWHs)	6	5	16	13
Sources of generation (percent) —
Gas	53	55	51	52
Coal	21	19	20	18
Nuclear(a)	19	18	19	19
Hydro	1	1	3	3
Wind, Solar, and Other	6	7	7	8
Cost of fuel, generated (in cents per net KWH)—
Gas	3.13	2.47	3.40	2.62
Coal	3.68	4.18	3.81	4.00
Nuclear(a)(b)	0.84	0.91	0.85	0.87
Average cost of fuel, generated (in cents per net KWH)(a)(b)	2.78	2.51	2.94	2.53
Average cost of purchased power (in cents per net KWH)(c)	4.94	4.87	5.03	5.19
(a)Excludes KWHs generated from test period energy at Plant Vogtle Unit 4 prior to being placed in service in April 2024. The related fuel costs were charged to CWIP in accordance with FERC guidance.
(b)Excludes $60 million of credits recorded to nuclear fuel expense in the third quarter 2024 resulting from litigation related to nuclear fuel disposal costs. See Note 3 to the financial statements under "Nuclear Fuel Disposal Costs" in Item 8 of the Form 10-K for additional information.
(c)Average cost of purchased power includes fuel purchased by the Southern Company system for tolling agreements where power is generated by the provider.
Cost of Natural Gas

Third Quarter 2025 vs. Third Quarter 2024		Year-to-Date 2025 vs. Year-to-Date 2024
(change in millions)	(% change)	(change in millions)	(% change)
$18	18.4	$194	22.8
Excluding Atlanta Gas Light, which does not sell natural gas to end-use customers, the natural gas distribution utilities' rates include provisions to adjust billings for fluctuations in natural gas costs. Therefore, gas costs recovered through natural gas revenues generally equal the amount expensed in cost of natural gas and do not affect net income from the natural gas distribution utilities. See Note 2 to the financial statements under "Southern Company Gas – Natural Gas Cost Recovery" in Item 8 of the Form 10-K for additional information. Cost of natural gas at the natural gas distribution utilities represented 81.9% and 81.5% of the total cost of natural gas in the third quarter and year-to-date 2025, respectively.
In the third quarter 2025, cost of natural gas was $116 million compared to $98 million for the corresponding period in 2024. For year-to-date 2025, cost of natural gas was $1.0 billion compared to $0.9 billion for the corresponding period in 2024. The increases reflect higher gas cost recovery as a result of increases of 42.4% and 61.6% in natural gas prices in the third quarter and year-to-date 2025, respectively.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Cost of Other Sales

Third Quarter 2025 vs. Third Quarter 2024		Year-to-Date 2025 vs. Year-to-Date 2024
(change in millions)	(% change)	(change in millions)	(% change)
$(10)	(6.0)	$58	12.5
In the third quarter 2025, cost of other sales was $156 million compared to $166 million for the corresponding period in 2024. The decrease was primarily due to a decrease of $23 million in expenses at PowerSecure primarily related to distributed infrastructure projects, partially offset by an increase of $15 million in expenses associated with unregulated power delivery construction and maintenance projects at Georgia Power.
For year-to-date 2025, cost of other sales was $522 million compared to $464 million for the corresponding period in 2024. The increase was primarily related to expenses associated with unregulated power delivery construction and maintenance projects at Georgia Power.
Other Operations and Maintenance Expenses

Third Quarter 2025 vs. Third Quarter 2024		Year-to-Date 2025 vs. Year-to-Date 2024
(change in millions)	(% change)	(change in millions)	(% change)
$(19)	(1.1)	$426	9.4
In the third quarter 2025, other operations and maintenance expenses were $1.6 billion compared to $1.7 billion for the corresponding period in 2024. The decrease was primarily due to a $36 million impairment loss in 2024 associated with Alabama Power discontinuing the development of a multi-use commercial facility, a $33 million credit to income related to the estimated probable loss on Plant Vogtle Units 3 and 4 at Georgia Power, a $30 million decrease in reliability-related transmission, distribution, and generation expenses at Alabama Power, and a $17 million decrease in transmission and distribution expenses primarily due to billing adjustments with integrated transmission system owners at Georgia Power, partially offset by increases of $18 million in certain employee compensation and benefit expenses at the traditional electric operating companies, $17 million in certain technology infrastructure and application production costs, $14 million in expenses at PowerSecure primarily related to distributed infrastructure projects, $11 million in employee compensation and benefit expenses at Southern Company Gas, $11 million related to the injuries and damages reserves, and $10 million in generation expenses primarily due to non-outage maintenance expenses at Georgia Power.
For year-to-date 2025, other operations and maintenance expenses were $4.9 billion compared to $4.5 billion for the corresponding period in 2024. The increase was primarily due to a $144 million increase in generation expenses primarily due to non-outage maintenance expenses largely resulting from Plant Vogtle Unit 4 being placed in service in April 2024 at Georgia Power, as well as planned outages at Alabama Power and Southern Power, a $114 million gain from the sale of integrated transmission system assets at Georgia Power recorded in the second quarter 2024, and increases of $58 million in certain employee compensation and benefit expenses at the traditional electric operating companies, $48 million in certain technology infrastructure and application production costs, $35 million in expenses passed through to customers primarily related to bad debt and energy efficiency programs at Southern Company Gas, $34 million in compensation and benefit expenses at Southern Company Gas, and $34 million in expenses at PowerSecure primarily related to distributed infrastructure projects, partially offset by decreases of $36 million related to an impairment loss in 2024 associated with Alabama Power discontinuing the development of a multi-use commercial facility and $30 million in reliability-related transmission, distribution, and generation expenses at Alabama Power.
See Note (B) to the Condensed Financial Statements under "Alabama Power – Reliability Reserve Accounting Order" and "Georgia Power – Nuclear Construction" herein and Notes 1 and 2 to the financial statements under "Impairment of Long-Lived Assets" and "Georgia Power," respectively, in Item 8 of the Form 10-K for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Depreciation and Amortization

Third Quarter 2025 vs. Third Quarter 2024		Year-to-Date 2025 vs. Year-to-Date 2024
(change in millions)	(% change)	(change in millions)	(% change)
$212	17.5	$493	13.9
In the third quarter 2025, depreciation and amortization was $1.4 billion compared to $1.2 billion for the corresponding period in 2024. For year-to-date 2025, depreciation and amortization was $4.0 billion compared to $3.5 billion for the corresponding period in 2024. The increases in the third quarter and year-to-date 2025 were primarily due to increases of $66 million and $207 million, respectively, associated with additional plant in service, $112 million and $181 million, respectively, in accelerated depreciation related to wind repowering projects at Southern Power, and $31 million and $93 million, respectively, in amortization of regulatory assets related to CCR AROs at Georgia Power as approved in the 2025 compliance filing under the terms of the 2022 ARP. See Note (K) to the Condensed Financial Statements under "Southern Power – Wind Repowering Projects" herein and Notes 2 and 15 to the financial statements under "Georgia Power" and "Southern Power – Development Projects," respectively, in Item 8 of the Form 10-K for additional information.
Taxes Other Than Income Taxes

Third Quarter 2025 vs. Third Quarter 2024		Year-to-Date 2025 vs. Year-to-Date 2024
(change in millions)	(% change)	(change in millions)	(% change)
$(87)	(23.2)	$(19)	(1.6)
In the third quarter 2025, taxes other than income taxes were $288 million compared to $375 million for the corresponding period in 2024. For year-to-date 2025, taxes other than income taxes were $1.14 billion compared to $1.16 billion for the corresponding period in 2024. The decreases in the third quarter and year-to-date 2025 were primarily due to decreases of $103 million and $80 million, respectively, in property taxes primarily resulting from the actualization of prior-year tax assessments at Georgia Power, partially offset by increases of $4 million and $19 million, respectively, in municipal franchise fees resulting from higher retail revenues at Georgia Power and $4 million and $13 million, respectively, in utility license taxes resulting from an increase in the tax base at Alabama Power. Also partially offsetting the year-to-date 2025 decrease were increases of $14 million in revenue taxes resulting from higher natural gas revenues at Nicor Gas and $8 million in payroll taxes.
Allowance for Equity Funds Used During Construction

Third Quarter 2025 vs. Third Quarter 2024		Year-to-Date 2025 vs. Year-to-Date 2024
(change in millions)	(% change)	(change in millions)	(% change)
$32	55.2	$76	45.5
In the third quarter 2025, allowance for equity funds used during construction was $90 million compared to $58 million for the corresponding period in 2024. For year-to-date 2025, allowance for equity funds used during construction was $243 million compared to $167 million for the corresponding period in 2024. The increases were primarily associated with increases in capital expenditures subject to AFUDC at Georgia Power and Alabama Power. Partially offsetting the year-to-date 2025 increase was the impact of Plant Vogtle Unit 4 being placed in service in April 2024 at Georgia Power. See Note 2 to the financial statements under "Georgia Power – Nuclear Construction" in Item 8 of the Form 10-K for additional information on Plant Vogtle Unit 4.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Earnings from Equity Method Investments

Third Quarter 2025 vs. Third Quarter 2024		Year-to-Date 2025 vs. Year-to-Date 2024
(change in millions)	(% change)	(change in millions)	(% change)
$2	6.5	$(31)	(29.0)
For year-to-date 2025, earnings from equity method investments were $76 million compared to $107 million for the corresponding period in 2024. The decrease was primarily due to a decrease of $17 million at Southern Company Gas related to lower rates at SNG and a decrease of $16 million at Southern Holdings related to investment losses. See Note 7 to the financial statements in Item 8 of the Form 10-K and Note (E) to the Condensed Financial Statements under "Southern Company" and "Southern Company Gas" herein for additional information.
Interest Expense, Net of Amounts Capitalized

Third Quarter 2025 vs. Third Quarter 2024		Year-to-Date 2025 vs. Year-to-Date 2024
(change in millions)	(% change)	(change in millions)	(% change)
$63	9.1	$293	14.3
In the third quarter 2025, interest expense, net of amounts capitalized was $755 million compared to $692 million for the corresponding period in 2024. The increase was primarily due to increases of approximately $67 million related to higher average outstanding borrowings and $9 million related to higher interest rates, partially offset by an increase of $12 million in capitalized interest and AFUDC debt associated with increased capital expenditures.
For year-to-date 2025, interest expense, net of amounts capitalized was $2.34 billion compared to $2.05 billion for the corresponding period in 2024. The increase was primarily due to an increase of approximately $169 million related to higher average outstanding borrowings, a $129 million loss associated with the extinguishment of debt at the parent company, and an increase of $17 million related to higher interest rates, partially offset by an increase of $21 million in capitalized interest and AFUDC debt associated with increased capital expenditures. See Note (F) to the Condensed Financial Statements under "Convertible Senior Notes" herein for additional information.
See FINANCIAL CONDITION AND LIQUIDITY – "Sources of Capital" and "Financing Activities" herein for additional information.
Income Taxes

Third Quarter 2025 vs. Third Quarter 2024		Year-to-Date 2025 vs. Year-to-Date 2024
(change in millions)	(% change)	(change in millions)	(% change)
$27	7.2	$83	9.3
In the third quarter 2025, income taxes were $404 million compared to $377 million for the corresponding period in 2024. The increase was primarily due to higher pre-tax earnings, partially offset by a $15 million increase in the flowback of certain excess deferred income taxes at the traditional electric operating companies.
For year-to-date 2025, income taxes were $973 million compared to $890 million for the corresponding period in 2024. The increase was primarily due to a $78 million increase in charges to a valuation allowance on certain state tax credit carryforwards and $33 million from the recognition of certain state tax positions from amended returns in the second quarter 2024, both at Georgia Power, and higher pre-tax earnings, partially offset by increases of $26 million in the flowback of certain excess deferred income taxes at the traditional electric operating companies, $19 million in the generation of advanced nuclear PTCs at Georgia Power, and $10 million in the flowback of excess state deferred income taxes at Southern Company Gas.
See Note (G) to the Condensed Financial Statements herein for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Net Loss Attributable to Noncontrolling Interests

Third Quarter 2025 vs. Third Quarter 2024		Year-to-Date 2025 vs. Year-to-Date 2024
(change in millions)	(% change)	(change in millions)	(% change)
$(4)	N/M	$(22)	(30.1)
Substantially all noncontrolling interests relate to renewable projects at Southern Power. For year-to-date 2025, net loss attributable to noncontrolling interests was $95 million compared to $73 million for the corresponding period in 2024. The increase was primarily due to $14 million in higher HLBV loss allocations to Southern Power's tax equity partners and $11 million in lower income allocations to Southern Power's equity partners.
Alabama Power
Net Income

Third Quarter 2025 vs. Third Quarter 2024		Year-to-Date 2025 vs. Year-to-Date 2024
(change in millions)	(% change)	(change in millions)	(% change)
$95	19.3	$148	12.4
Alabama Power's net income in the third quarter 2025 was $588 million compared to $493 million for the corresponding period in 2024. The increase was primarily due to higher retail electric revenues resulting from changes in rates and pricing and a decrease in non-fuel operations and maintenance expenses, partially offset by weather impacts on retail revenues.
For year-to-date 2025, net income was $1.3 billion compared to $1.2 billion for the corresponding period in 2024. The increase was primarily due to higher retail electric revenues resulting from changes in rates and pricing, as well as an increase in other revenues, partially offset by increases in non-fuel operations and maintenance expenses and depreciation and amortization.
Retail Revenues
In the third quarter 2025, retail revenues were $2.0 billion compared to $1.9 billion for the corresponding period in 2024. For year-to-date 2025, retail revenues were $5.5 billion compared to $5.1 billion for the corresponding period in 2024. Details of the changes in retail revenues were as follows:

	Third Quarter 2025 vs. Third Quarter 2024		Year-to-Date 2025 vs. Year-to-Date 2024
	(change in millions)	(% change)	(change in millions)	(% change)
Rates and pricing	$91	4.8%	$246	4.8%
Sales growth	6	0.3	10	0.2
Weather	(16)	(0.8)	(12)	(0.2)
Fuel and other cost recovery	61	3.2	126	2.4
Retail revenues	$142	7.5%	$370	7.2%
Changes in rates and pricing resulted in increases in revenues in the third quarter and year-to-date 2025 when compared to the corresponding periods in 2024 primarily due to an increase in Rate RSE. See Note 2 to the financial statements under "Alabama Power" in Item 8 of the Form 10-K for additional information.
Changes in sales resulted in increases in revenues in the third quarter and year-to-date 2025 when compared to the corresponding periods in 2024. Weather-adjusted residential KWH sales increased 1.6% in the third quarter 2025 primarily due to customer growth and increased customer usage. Weather-adjusted residential KWH sales increased 0.7% for year-to-date 2025 primarily due to customer growth. Weather-adjusted commercial KWH sales increased 0.5% in the third quarter 2025 primarily due to customer growth and increased customer usage. Weather-adjusted commercial KWH sales increased 0.4% for year-to-date 2025 primarily due to customer growth. Industrial KWH

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
sales increased 2.2% and 1.5% in the third quarter and year-to-date 2025, respectively, primarily due to increases in the primary metals sector.
Fuel and other cost recovery revenues increased in the third quarter and year-to-date 2025 when compared to the corresponding periods in 2024 primarily as a result of higher recoverable fuel costs.
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
Wholesale Revenues – Non-Affiliates

Third Quarter 2025 vs. Third Quarter 2024		Year-to-Date 2025 vs. Year-to-Date 2024
(change in millions)	(% change)	(change in millions)	(% change)
$48	53.9	$67	25.9
In the third quarter 2025, wholesale revenues from sales to non-affiliates were $137 million compared to $89 million for the corresponding period in 2024. For year-to-date 2025, wholesale revenues from sales to non-affiliates were $326 million compared to $259 million for the corresponding period in 2024. The increases for the third quarter and year-to-date 2025 were primarily due to increases of 36.3% and 8.8%, respectively, in the volume of KWH sales due to higher demand from power sales agreements and 12.0% and 15.6%, respectively, in the price of energy due to an increase in natural gas prices.
Wholesale Revenues – Affiliates

Third Quarter 2025 vs. Third Quarter 2024		Year-to-Date 2025 vs. Year-to-Date 2024
(change in millions)	(% change)	(change in millions)	(% change)
$(6)	(17.6)	$29	28.2
In the third quarter 2025, wholesale revenues from sales to affiliates were $28 million compared to $34 million for the corresponding period in 2024. The decrease was primarily due to a 27.8% decrease in the volume of KWH sales as a result of the availability of other Southern Company system generation, partially offset by an increase of 12.2% in the price of energy due to an increase in natural gas prices.
For year-to-date 2025, wholesale revenues from sales to affiliates were $132 million compared to $103 million for the corresponding period in 2024. The increase was primarily due to an increase of 44.0% in the price of energy due to an increase in natural gas prices, partially offset by a 10.4% decrease in the volume of KWH sales as a result of the availability of other Southern Company system generation.
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
Other Revenues

Third Quarter 2025 vs. Third Quarter 2024		Year-to-Date 2025 vs. Year-to-Date 2024
(change in millions)	(% change)	(change in millions)	(% change)
$(4)	(3.6)	$29	9.0
For year-to-date 2025, other revenues were $353 million compared to $324 million for the corresponding period in 2024. The increase was primarily due to a $12 million increase in transmission revenue primarily associated with open access transmission tariff sales, an $11 million increase in regulated energy services revenues, $7 million

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
related to undistributed customer bill credits associated with nuclear fuel disposal costs litigation, which was offset by an additional NDR accrual within other operations and maintenance expenses, and a $4 million increase in cogeneration revenues primarily related to higher fuel prices. These increases were partially offset by a $14 million decrease in pole attachment revenues. See Note 3 to the financial statements under "Nuclear Fuel Disposal Costs" in Item 8 of the Form 10-K for additional information.
Fuel and Purchased Power Expenses

	Third Quarter 2025 vs. Third Quarter 2024		Year-to-Date 2025 vs. Year-to-Date 2024
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$32	8.3%	$89	8.5%
Purchased power – non-affiliates	7	14.3	32	21.6
Purchased power – affiliates	49	102.1	84	62.7
Total fuel and purchased power expenses	$88		$205
In the third quarter 2025, total fuel and purchased power expenses were $569 million compared to $481 million for the corresponding period in 2024. The increase was primarily due to a $51 million increase related to the average cost of fuel and purchased power and a $37 million net increase related to the volume of KWHs generated and purchased.
For year-to-date 2025, total fuel and purchased power expenses were $1.5 billion compared to $1.3 billion for the corresponding period in 2024. The increase was due to a $107 million increase related to the average cost of fuel and purchased power and a $98 million net increase related to the volume of KWHs generated and purchased.
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

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Details of Alabama Power's generation and purchased power and the related costs were as follows:

	Third Quarter 2025	Third Quarter 2024	Year-to-Date 2025	Year-to-Date 2024
Total generation (in billions of KWHs)	16	16	44	46
Total purchased power (in billions of KWHs)	3	2	7	5
Sources of generation (percent) —
Coal	37	32	36	33
Gas	36	41	35	37
Nuclear	24	24	22	24
Hydro	3	3	7	6
Cost of fuel, generated (in cents per net KWH) —
Coal	3.34	3.36	3.29	3.24
Gas	3.19	2.59	3.29	2.71
Nuclear	0.72	0.74	0.73	0.72
Average cost of fuel, generated (in cents per net KWH)	2.63	2.39	2.69	2.39
Average cost of purchased power (in cents per net KWH)(*)	5.52	4.88	5.96	5.88
(*)Average cost of purchased power includes fuel, energy, and transmission purchased by Alabama Power for tolling agreements where power is generated by the provider.
Other Operations and Maintenance Expenses

Third Quarter 2025 vs. Third Quarter 2024		Year-to-Date 2025 vs. Year-to-Date 2024
(change in millions)	(% change)	(change in millions)	(% change)
$(59)	(12.0)	$35	2.6
In the third quarter 2025, other operations and maintenance expenses were $434 million compared to $493 million for the corresponding period in 2024. The decrease was primarily due to a $36 million impairment loss in the third quarter 2024 associated with Alabama Power discontinuing the development of a multi-use commercial facility and a $30 million decrease in reliability-related transmission, distribution, and generation expenses.
For year-to-date 2025, other operations and maintenance expenses were $1.37 billion compared to $1.34 billion for the corresponding period in 2024. The increase was primarily due to increases of $47 million in generation expenses primarily associated with planned outages, $21 million in certain employee compensation and benefit expenses, $10 million in certain technology infrastructure and application production costs, $7 million associated with an additional NDR accrual, which is offset within other revenues, and $7 million in vegetation management expenses, partially offset by a $36 million impairment loss in the third quarter 2024 associated with Alabama Power discontinuing the development of a multi-use commercial facility and a $30 million decrease in reliability-related transmission, distribution, and generation expenses.
See Note (B) to the Condensed Financial Statements under "Alabama Power – Reliability Reserve Accounting Order" herein and Notes 1 and 3 to the financial statements under "Impairment of Long-Lived Assets" and "Nuclear Fuel Disposal Costs," respectively, in Item 8 of the Form 10-K for additional information.
Depreciation and Amortization

Third Quarter 2025 vs. Third Quarter 2024		Year-to-Date 2025 vs. Year-to-Date 2024
(change in millions)	(% change)	(change in millions)	(% change)
$14	3.8	$30	2.7
In the third quarter 2025, depreciation and amortization was $380 million compared to $366 million for the corresponding period in 2024. For year-to-date 2025, depreciation and amortization was $1.12 billion compared to

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
$1.09 billion for the corresponding period in 2024. The increases were primarily due to additional plant in service related to transmission and distribution systems.
Taxes Other Than Income Taxes

Third Quarter 2025 vs. Third Quarter 2024		Year-to-Date 2025 vs. Year-to-Date 2024
(change in millions)	(% change)	(change in millions)	(% change)
$7	6.5	$18	5.2
For year-to-date 2025, taxes other than income taxes were $365 million compared to $347 million for the corresponding period in 2024. The increase was primarily due to an increase in utility license taxes resulting from an increase in the tax base.
Allowance for Equity Funds Used During Construction

Third Quarter 2025 vs. Third Quarter 2024		Year-to-Date 2025 vs. Year-to-Date 2024
(change in millions)	(% change)	(change in millions)	(% change)
$3	20.0	$14	35.0
For year-to-date 2025, allowance for equity funds used during construction was $54 million compared to $40 million for the corresponding period in 2024. The increase was primarily due to an increase in capital expenditures subject to AFUDC.
Other Income (Expense), Net

Third Quarter 2025 vs. Third Quarter 2024		Year-to-Date 2025 vs. Year-to-Date 2024
(change in millions)	(% change)	(change in millions)	(% change)
$8	22.2	$12	10.3
For year-to-date 2025, other income (expense), net was $128 million compared to $116 million for the corresponding period in 2024. The increase was primarily due to the receipt of liquidated damages associated with the termination of two solar projects and an increase in interest income.
Income Taxes

Third Quarter 2025 vs. Third Quarter 2024		Year-to-Date 2025 vs. Year-to-Date 2024
(change in millions)	(% change)	(change in millions)	(% change)
$40	29.6	$79	24.5
In the third quarter 2025, income taxes were $175 million compared to $135 million for the corresponding period in 2024. For year-to-date 2025, income taxes were $401 million compared to $322 million for the corresponding period in 2024. The increases for the third quarter and year-to-date 2025 were primarily due to higher pre-tax earnings and decreases of $10 million and $29 million, respectively, in the flowback of certain excess deferred income taxes. See Note (G) to the Condensed Financial Statements herein for additional information.
Georgia Power
Net Income

Third Quarter 2025 vs. Third Quarter 2024		Year-to-Date 2025 vs. Year-to-Date 2024
(change in millions)	(% change)	(change in millions)	(% change)
$198	18.9	$203	9.0
Georgia Power's net income in the third quarter 2025 was $1.2 billion compared to $1.1 billion for the corresponding period in 2024. The increase was primarily due to higher retail revenues associated with rates and

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
pricing and sales growth, a decrease in taxes other than income taxes, and an increase in other revenues, partially offset by an increase in depreciation and amortization and weather impacts on retail revenues.
For year-to-date 2025, net income was $2.5 billion compared to $2.2 billion for the corresponding period in 2024. The increase was primarily due to higher retail revenues associated with rates and pricing and sales growth and other revenues, partially offset by an increase in non-fuel operations and maintenance expenses, depreciation and amortization, and income taxes.
Retail Revenues
In the third quarter 2025, retail revenues were $3.4 billion compared to $3.2 billion for the corresponding period in 2024. For year-to-date 2025, retail revenues were $8.8 billion compared to $7.9 billion for the corresponding period in 2024. Details of the changes in retail revenues were as follows:

	Third Quarter 2025 vs. Third Quarter 2024		Year-to-Date 2025 vs. Year-to-Date 2024
	(change in millions)	(% change)	(change in millions)	(% change)
Rates and pricing	$111	3.5%	$501	6.3%
Sales growth	89	2.8	154	1.9
Weather	(50)	(1.6)	(41)	(0.5)
Fuel cost recovery	24	0.8	203	2.6
Retail revenues	$174	5.5%	$817	10.3%
Changes in rates and pricing resulted in an increase in revenues in the third quarter 2025 when compared to the corresponding period in 2024 primarily due to base tariff increases and increased ECCR tariff revenues in accordance with the 2022 ARP. Changes in rates and pricing resulted in an increase in revenues for year-to-date 2025 when compared to the corresponding period in 2024 primarily due to base tariff increases and increased ECCR tariff revenues in accordance with the 2022 ARP, the inclusion of Plant Vogtle Unit 4 in retail rates net of elimination of the NCCR tariff, and higher contributions from commercial and industrial customers with variable demand-driven pricing. See Note 2 to the financial statements under "Georgia Power" in Item 8 of the Form 10-K for additional information.
Changes in sales resulted in an increase in revenues in the third quarter and year-to-date 2025 when compared to the corresponding periods in 2024. Weather-adjusted residential KWH sales increased 3.3% in the third quarter 2025 primarily due to increased customer usage and customer growth. Weather-adjusted residential KWH sales increased 1.4% for year-to-date 2025 primarily due to customer growth. Weather-adjusted commercial KWH sales increased 5.1% and 3.7% in the third quarter and year-to-date 2025, respectively, primarily due to increased customer usage, primarily driven by data centers. Weather-adjusted industrial KWH sales increased 2.6% in the third quarter 2025 primarily due to increases in the electronics and primary metals sectors, partially offset by a decrease in the chemicals sector. Weather-adjusted industrial KWH sales increased 2.1% for year-to-date 2025 primarily due to increases in the electronics, paper, and transportation sectors, partially offset by decreases in the pipeline and textiles sectors.
Fuel revenues and costs are allocated between retail and wholesale jurisdictions. Retail fuel cost recovery revenues increased in the third quarter and year-to-date 2025 when compared to the corresponding periods in 2024 due to higher recoverable fuel costs. Electric rates include provisions to adjust billings for fluctuations in fuel costs, including the energy component of purchased power costs. Under these fuel cost recovery provisions, fuel revenues generally equal fuel expenses and do not affect net income. See Note (B) to the Condensed Financial Statements herein and Note 2 to the financial statements under "Georgia Power – Fuel Cost Recovery" in Item 8 of the Form 10-K for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Wholesale Revenues

Third Quarter 2025 vs. Third Quarter 2024		Year-to-Date 2025 vs. Year-to-Date 2024
(change in millions)	(% change)	(change in millions)	(% change)
$62	79.5	$192	97.0
In the third quarter 2025, wholesale revenues were $140 million compared to $78 million for the corresponding period in 2024. For year-to-date 2025, wholesale revenues were $390 million compared to $198 million for the corresponding period in 2024. The increases for the third quarter and year-to-date 2025 were due to increases of $23 million and $86 million, respectively, related to the volume of KWH sales associated with higher market demand, $23 million and $59 million, respectively, related to the average cost per KWH sold due to higher Southern Company system fuel and purchased power prices, and $16 million and $47 million, respectively, related to additional non-fuel revenues from wholesale capacity contracts.
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
Other Revenues

Third Quarter 2025 vs. Third Quarter 2024		Year-to-Date 2025 vs. Year-to-Date 2024
(change in millions)	(% change)	(change in millions)	(% change)
$62	29.7	$164	26.9
In the third quarter 2025, other revenues were $271 million compared to $209 million for the corresponding period in 2024. The increase was primarily due to increases of $29 million in solar application fees, $24 million in realized gains associated with price stability products for retail customers on variable demand-driven pricing tariffs, $12 million in unregulated sales primarily associated with power delivery construction and maintenance projects, and $6 million in outdoor lighting sales, partially offset by a decrease of $11 million in pole attachment revenues.
For year-to-date 2025, other revenues were $774 million compared to $610 million for the corresponding period in 2024. The increase was primarily due to increases of $88 million in unregulated sales primarily associated with power delivery construction and maintenance, resiliency, and renewables projects, $30 million in solar application fees, $16 million in realized gains associated with price stability products for retail customers on variable demand-driven pricing tariffs, $15 million in outdoor lighting sales, $13 million in regulated sales associated with power delivery construction and maintenance projects, and $9 million in open access transmission tariff sales, partially offset by a decrease of $11 million in pole attachment revenues.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Fuel and Purchased Power Expenses

	Third Quarter 2025 vs. Third Quarter 2024		Year-to-Date 2025 vs. Year-to-Date 2024
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$116	25.7%	$286	22.3%
Purchased power – non-affiliates	2	1.1	50	10.7
Purchased power – affiliates	(2)	(1.0)	97	17.1
Total fuel and purchased power expenses	$116		$433
In the third quarter 2025, total fuel and purchased power expenses were $945 million compared to $829 million for the corresponding period in 2024. The increase was due to a $47 million increase related to the volume of KWHs generated and purchased, a net increase of $9 million related to the average cost of fuel and purchased power, and an increase of $60 million related to credits recorded in the third quarter 2024 resulting from litigation related to nuclear fuel disposal costs.
For year-to-date 2025, total fuel and purchased power expenses were $2.7 billion compared to $2.3 billion for the corresponding period in 2024. The increase was due to a $228 million net increase related to the volume of KWHs generated and purchased, an increase of $145 million related to the average cost of fuel and purchased power, and an increase of $60 million related to credits recorded in the third quarter 2024 resulting from litigation related to nuclear fuel disposal costs.
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

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Details of Georgia Power's generation and purchased power and the related costs were as follows:

	Third Quarter 2025	Third Quarter 2024	Year-to-Date 2025	Year-to-Date 2024
Total generation (in billions of KWHs)(a)	19	18	50	50
Total purchased power (in billions of KWHs)	10	9	28	23
Sources of generation (percent) —
Gas	41	43	40	43
Nuclear(a)	33	31	35	33
Coal	24	24	22	21
Hydro and other	2	2	3	3
Cost of fuel, generated (in cents per net KWH) —
Gas	3.22	2.76	3.54	2.91
Nuclear(a)(b)	0.91	1.02	0.92	0.97
Coal	4.02	5.01	4.40	4.90
Average cost of fuel, generated (in cents per net KWH)(a)(b)	2.64	2.75	2.78	2.67
Average cost of purchased power (in cents per net KWH)(c)	4.87	4.62	5.03	4.73
(a)Excludes KWHs generated from test period energy at Plant Vogtle Unit 4 prior to being placed in service in April 2024. The related fuel costs were charged to CWIP in accordance with FERC guidance.
(b)Excludes $60 million of credits recorded to nuclear fuel expense in the third quarter 2024 resulting from litigation related to nuclear fuel disposal costs. See Note 3 to the financial statements under "Nuclear Fuel Disposal Costs" in Item 8 of the Form 10-K for additional information.
(c)Average cost of purchased power includes fuel purchased by Georgia Power for tolling agreements where power is generated by the provider.
Other Operations and Maintenance Expenses

Third Quarter 2025 vs. Third Quarter 2024		Year-to-Date 2025 vs. Year-to-Date 2024
(change in millions)	(% change)	(change in millions)	(% change)
$3	0.5	$332	21.2
In the third quarter 2025, other operations and maintenance expenses were $616 million compared to $613 million for the corresponding period in 2024. The increase was primarily due to increases of $12 million in generation expenses primarily due to non-outage maintenance expenses, $10 million in expenses associated with unregulated power delivery construction and maintenance, energy conservation, and renewables projects, $10 million in certain technology infrastructure and application production costs, $10 million in certain employee compensation and benefit expenses, $7 million in customer service expenses, and $5 million related to the injuries and damages reserve, largely offset by a $33 million credit to income related to the estimated probable loss on Plant Vogtle Units 3 and 4 and a decrease of $19 million in transmission and distribution expenses primarily due to billing adjustments with integrated transmission system owners.
For year-to-date 2025, other operations and maintenance expenses were $1.9 billion compared to $1.6 billion for the corresponding period in 2024. The increase was primarily due to a $114 million gain from the sale of integrated transmission system assets in the second quarter 2024 and increases of $68 million in generation expenses primarily due to non-outage maintenance expenses largely resulting from Plant Vogtle Unit 4 being placed in service in April 2024, $62 million in expenses associated with unregulated power delivery construction and maintenance, energy conservation, and renewables projects, $37 million in certain employee compensation and benefit expenses, and $34 million in certain technology infrastructure and application production costs.
See Note (B) to the Condensed Financial Statements under "Georgia Power – Nuclear Construction" herein and Note 2 to the financial statements under "Georgia Power" in Item 8 of the Form 10-K for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Depreciation and Amortization

Third Quarter 2025 vs. Third Quarter 2024		Year-to-Date 2025 vs. Year-to-Date 2024
(change in millions)	(% change)	(change in millions)	(% change)
$64	13.9	$207	15.5
In the third quarter 2025, depreciation and amortization was $526 million compared to $462 million for the corresponding period in 2024. For year-to-date 2025, depreciation and amortization was $1.5 billion compared to $1.3 billion for the corresponding period in 2024. The increases for the third quarter and year-to-date 2025 were primarily due to increases of $35 million and $121 million, respectively, associated with additional plant in service and $31 million and $93 million, respectively, in amortization of regulatory assets related to CCR AROs as approved in the 2025 compliance filing under the terms of the 2022 ARP. See Note 2 to the financial statements under "Georgia Power – Rate Plans" in Item 8 of the Form 10-K for additional information.
Taxes Other Than Income Taxes

Third Quarter 2025 vs. Third Quarter 2024		Year-to-Date 2025 vs. Year-to-Date 2024
(change in millions)	(% change)	(change in millions)	(% change)
$(102)	(57.6)	$(71)	(14.5)
In the third quarter 2025, taxes other than income taxes were $75 million compared to $177 million for the corresponding period in 2024. For year-to-date 2025, taxes other than income taxes were $417 million compared to $488 million for the corresponding period in 2024. The decreases for the third quarter and year-to-date 2025 were primarily due to decreases of $108 million and $93 million, respectively, in property taxes primarily resulting from the actualization of prior-year tax assessments, partially offset by increases of $4 million and $19 million, respectively, in municipal franchise fees resulting from higher retail revenues.
Allowance for Equity Funds Used During Construction

Third Quarter 2025 vs. Third Quarter 2024		Year-to-Date 2025 vs. Year-to-Date 2024
(change in millions)	(% change)	(change in millions)	(% change)
$30	81.1	$63	58.3
In the third quarter 2025, allowance for equity funds used during construction was $67 million compared to $37 million for the corresponding period in 2024. For year-to-date 2025, allowance for equity funds used during construction was $171 million compared to $108 million for the corresponding period in 2024. The increases were primarily due to an increase in capital expenditures subject to AFUDC. Partially offsetting the increase for year-to-date 2025 was the impact of Plant Vogtle Unit 4 being placed in service in April 2024. See Note 2 to the financial statements under "Georgia Power – Nuclear Construction" in Item 8 of the Form 10-K for additional information on Plant Vogtle Unit 4.
Interest Expense, Net of Amounts Capitalized

Third Quarter 2025 vs. Third Quarter 2024		Year-to-Date 2025 vs. Year-to-Date 2024
(change in millions)	(% change)	(change in millions)	(% change)
$16	8.7	$42	7.7
In the third quarter 2025, interest expense, net of amounts capitalized was $200 million compared to $184 million for the corresponding period in 2024. For year-to-date 2025, interest expense, net of amounts capitalized was $585 million compared to $543 million for the corresponding period in 2024. The increases for the third quarter and year-to-date 2025 were primarily associated with increases of approximately $20 million and $43 million, respectively, related to higher average outstanding borrowings, partially offset by increases of $8 million and $10 million, respectively, in AFUDC debt related to increased capital expenditures. Also contributing to the increase for year-to-

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
date 2025 was a decrease of $12 million in net deferred financing costs related to Plant Vogtle Unit 3. See Note 2 to the financial statements under "Georgia Power – Nuclear Construction – Regulatory Matters" in Item 8 of the Form 10-K and FINANCIAL CONDITION AND LIQUIDITY – "Sources of Capital" and "Financing Activities" herein for additional information.
Income Taxes

Third Quarter 2025 vs. Third Quarter 2024		Year-to-Date 2025 vs. Year-to-Date 2024
(change in millions)	(% change)	(change in millions)	(% change)
$32	13.0	$96	18.6
In the third quarter 2025, income taxes were $278 million compared to $246 million for the corresponding period in 2024. The increase was primarily due to higher pre-tax earnings, partially offset by an increase of $26 million in the flowback of excess state deferred income taxes.
For year-to-date 2025, income taxes were $612 million compared to $516 million for the corresponding period in 2024. The increase was primarily due to a $78 million increase in charges to a valuation allowance on certain state tax credit carryforwards, higher pre-tax earnings, and $33 million from the recognition of certain state tax positions from amended returns in the second quarter 2024, partially offset by increases of $60 million in the flowback of excess state deferred income taxes and $19 million in the generation of advanced nuclear PTCs.
See Note (G) to the Condensed Financial Statements herein for additional information.
Mississippi Power
Net Income

Third Quarter 2025 vs. Third Quarter 2024		Year-to-Date 2025 vs. Year-to-Date 2024
(change in millions)	(% change)	(change in millions)	(% change)
$9	12.0	$12	6.5
Mississippi Power's net income in the third quarter 2025 was $84 million compared to $75 million for the corresponding period in 2024. For year-to-date 2025, net income was $198 million compared to $186 million for the corresponding period in 2024. The increases were primarily due to higher retail revenues primarily resulting from changes in rates and pricing, partially offset by an increase in depreciation and amortization.
Retail Revenues
In the third quarter 2025, retail revenues were $302 million compared to $276 million for the corresponding period in 2024. For year-to-date 2025, retail revenues were $824 million compared to $739 million for the corresponding period in 2024. Details of the changes in retail revenues were as follows:

	Third Quarter 2025 vs. Third Quarter 2024		Year-to-Date 2025 vs. Year-to-Date 2024
	(change in millions)	(% change)	(change in millions)	(% change)
Rates and pricing	$16	5.8%	$25	3.4%
Sales growth	2	0.7	7	1.0
Weather	(1)	(0.4)	1	0.1
Fuel and other cost recovery	9	3.3	52	7.0
Retail revenues	$26	9.4%	$85	11.5%
Changes in rates and pricing resulted in increases in revenues in the third quarter and year-to-date 2025 when compared to the corresponding periods in 2024 primarily due to new PEP rates that became effective for the first

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
billing cycle of April 2025. See Note (B) to the Condensed Financial Statements "Mississippi Power – Performance Evaluation Plan" for additional information.
Changes in sales resulted in increases in revenues in the third quarter and year-to-date 2025 when compared to the corresponding periods in 2024. Weather-adjusted residential KWH sales increased 5.5% and 2.1% in the third quarter and year-to-date 2025, respectively, primarily due to increased customer usage. Weather-adjusted commercial KWH sales decreased 1.2% and 0.6% in the third quarter and year-to-date 2025, respectively, primarily due to decreased customer usage. Industrial KWH sales decreased 2.5% in the third quarter 2025 primarily due to decreases in the chemicals, petroleum, and oil and gas extraction sectors. Industrial KWH sales increased 1.8% for year-to-date 2025 primarily due to increases in the petroleum and chemicals sectors.
Fuel and other cost recovery revenues increased in the third quarter and year-to-date 2025 when compared to the corresponding periods in 2024 primarily as a result of higher recoverable fuel costs. Recoverable fuel costs include fuel and purchased power expenses reduced by the fuel and emissions portion of wholesale revenues from energy sold to customers outside Mississippi Power's service territory. Electric rates include provisions to adjust billings for fluctuations in fuel costs, including the energy component of purchased power costs. Under these provisions, fuel revenues generally equal fuel expenses, including the energy component of purchased power costs, and do not affect net income. See Note 2 to the financial statements in Item 8 of the Form 10-K for additional information.
Wholesale Revenues – Non-Affiliates

Third Quarter 2025 vs. Third Quarter 2024		Year-to-Date 2025 vs. Year-to-Date 2024
(change in millions)	(% change)	(change in millions)	(% change)
$6	9.1	$26	14.5
In the third quarter 2025, wholesale revenues from sales to non-affiliates were $72 million compared to $66 million for the corresponding period in 2024. The increase was primarily due to a $3 million increase in opportunity sales and a $3 million increase associated with changes in power supply agreements.
For year-to-date 2025, wholesale revenues from sales to non-affiliates were $205 million compared to $179 million for the corresponding period in 2024. The increase was primarily due to a $15 million increase associated with MRA customers largely due to higher recoverable fuel costs and an $8 million increase associated with changes in power supply agreements.
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

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Wholesale Revenues – Affiliates

Third Quarter 2025 vs. Third Quarter 2024		Year-to-Date 2025 vs. Year-to-Date 2024
(change in millions)	(% change)	(change in millions)	(% change)
$37	64.9	$64	38.6
In the third quarter 2025, wholesale revenues from sales to affiliates were $94 million compared to $57 million for the corresponding period in 2024. The increase was primarily due to increases of $24 million related to the volume of KWH sales and $12 million related to the price of energy driven by natural gas prices.
For year-to-date 2025, wholesale revenues from sales to affiliates were $230 million compared to $166 million for the corresponding period in 2024. The increase was primarily due to increases of $37 million related to the price of energy driven by natural gas prices and $25 million related to the volume of KWH sales.
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
Other Revenues

Third Quarter 2025 vs. Third Quarter 2024		Year-to-Date 2025 vs. Year-to-Date 2024
(change in millions)	(% change)	(change in millions)	(% change)
$(1)	(7.7)	$8	23.5
For year-to-date 2025, other revenues were $42 million compared to $34 million for the corresponding period in 2024. The increase was primarily due to customer charges related to contributions in aid of construction included in rates.
Fuel and Purchased Power Expenses

	Third Quarter 2025 vs. Third Quarter 2024		Year-to-Date 2025 vs. Year-to-Date 2024
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$44	35.8%	$116	34.7%
Purchased power	1	9.1	9	31.0
Total fuel and purchased power expenses	$45		$125
In the third quarter 2025, total fuel and purchased power expenses were $179 million compared to $134 million for the corresponding period in 2024. The increase was primarily due to a $24 million net increase related to the average cost of fuel and purchased power and a $21 million increase related to the volume of KWHs generated and purchased.
For year-to-date 2025, total fuel and purchased power expenses were $488 million compared to $363 million for the corresponding period in 2024. The increase was due to an $89 million net increase related to the average cost of fuel and purchased power and a $36 million increase related to the volume of KWHs generated and purchased.
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

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Details of Mississippi Power's generation and purchased power and the related costs were as follows:

	Third Quarter 2025	Third Quarter 2024	Year-to-Date 2025	Year-to-Date 2024
Total generation (in millions of KWHs)	5,627	4,905	14,110	13,313
Total purchased power (in millions of KWHs)	264	232	855	633
Sources of generation (percent) –
Gas	88	89	89	91
Coal	12	11	11	9
Cost of fuel, generated (in cents per net KWH) –
Gas	2.95	2.25	3.21	2.37
Coal	4.35	5.39	4.70	5.31
Average cost of fuel, generated (in cents per net KWH)	3.13	2.62	3.39	2.66
Average cost of purchased power (in cents per net KWH)	4.45	4.71	4.47	4.49
Other Operations and Maintenance Expenses

Third Quarter 2025 vs. Third Quarter 2024		Year-to-Date 2025 vs. Year-to-Date 2024
(change in millions)	(% change)	(change in millions)	(% change)
$4	4.4	$—	—
For year-to-date 2025, other operations and maintenance expenses were flat compared to the corresponding period in 2024. Year-to-date 2025 included $10.9 million of reliability-related expenses that were offset by utilization of the reliability reserve. See Note (B) to the Condensed Financial Statements "Mississippi Power – Reliability Reserve Accounting Order" for additional information.
Depreciation and Amortization

Third Quarter 2025 vs. Third Quarter 2024		Year-to-Date 2025 vs. Year-to-Date 2024
(change in millions)	(% change)	(change in millions)	(% change)
$5	10.4	$16	11.3
In the third quarter 2025, depreciation and amortization was $53 million compared to $48 million for the corresponding period in 2024. For year-to-date 2025, depreciation and amortization was $157 million compared to $141 million for the corresponding period in 2024. The increases were primarily due to an increase in depreciation rates and additional plant in service. See Note (A) to the Condensed Financial Statements under "Depreciation and Amortization" herein for additional information.
Taxes Other Than Income Taxes

Third Quarter 2025 vs. Third Quarter 2024		Year-to-Date 2025 vs. Year-to-Date 2024
(change in millions)	(% change)	(change in millions)	(% change)
$4	12.1	$11	11.6
In the third quarter 2025, taxes other than income taxes were $37 million compared to $33 million for the corresponding period in 2024. For year-to-date 2025, taxes other than income taxes were $106 million compared to $95 million for the corresponding period in 2024. The increases were primarily due to increases in property taxes primarily resulting from an increase in the assessed value of property.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Other Income (Expense), Net

Third Quarter 2025 vs. Third Quarter 2024		Year-to-Date 2025 vs. Year-to-Date 2024
(change in millions)	(% change)	(change in millions)	(% change)
$1	11.1	$(7)	(21.2)
For year-to-date 2025, other income (expense), net was $26 million compared to $33 million for the corresponding period in 2024. The decrease was primarily due to lower customer charges related to contributions in aid of construction.
Income Taxes

Third Quarter 2025 vs. Third Quarter 2024		Year-to-Date 2025 vs. Year-to-Date 2024
(change in millions)	(% change)	(change in millions)	(% change)
$2	9.1	$11	23.4
For year-to-date 2025, income taxes were $58 million compared to $47 million for the corresponding period in 2024. The increase was primarily due to higher pre-tax earnings and a decrease of $5 million primarily due to the flowback of certain excess deferred income taxes that ended in 2024.
See Note (G) to the Condensed Financial Statements herein for additional information.
Southern Power
Net Income Attributable to Southern Power

Third Quarter 2025 vs. Third Quarter 2024		Year-to-Date 2025 vs. Year-to-Date 2024
(change in millions)	(% change)	(change in millions)	(% change)
$(79)	(96.3)	$(123)	(46.6)
Net income attributable to Southern Power in the third quarter 2025 was $3 million compared to $82 million for the corresponding period in 2024. The decrease was primarily due to accelerated depreciation related to wind repowering projects.
Net income attributable to Southern Power for year-to-date 2025 was $141 million compared to $264 million for the corresponding period in 2024. The decrease was primarily due to accelerated depreciation related to wind repowering projects and an increase in other operations and maintenance expenses due to increases in scheduled outage expenses and generation maintenance, partially offset by higher revenues driven by higher market prices of energy and higher HLBV income associated with tax equity partnerships.
See Note (K) to the Condensed Financial Statements under "Southern Power – Wind Repowering Projects" herein and Note 15 to the financial statements under "Southern Power – Development Projects" in Item 8 of the Form 10-K for additional information.
Operating Revenues

Third Quarter 2025 vs. Third Quarter 2024		Year-to-Date 2025 vs. Year-to-Date 2024
(change in millions)	(% change)	(change in millions)	(% change)
$13	2.2	$129	8.1
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
Operating Revenues Details
Details of Southern Power's operating revenues were as follows:

	Third Quarter 2025	Third Quarter 2024	Year-to-Date 2025	Year-to-Date 2024
	(in millions)
PPA capacity revenues	$148	$147	$394	$390
PPA energy revenues	397	373	1,114	985
Total PPA revenues	545	520	1,508	1,375
Non-PPA revenues	65	71	201	191
Other revenues	3	9	17	31
Total operating revenues	$613	$600	$1,726	$1,597
In the third quarter 2025, total operating revenues were $613 million, reflecting a $13 million, or 2.2%, increase from the corresponding period in 2024. The change in operating revenues was primarily due to the following:
•PPA energy revenues increased $24 million, or 6.4%, due to an increase of $18 million related to the volume of KWHs sold under natural gas PPAs and an increase of $6 million driven by fuel and purchased power prices.
•Non-PPA revenues decreased $6 million, or 8.5%, due to a decrease of of $24 million related to the volume of KWHs sold through short-term sales, largely offset by an increase of $18 million driven by the market price of energy.
For year-to-date 2025, total operating revenues were $1.7 billion, reflecting a $129 million, or 8.1%, increase from the corresponding period in 2024. The change in operating revenues was primarily due to the following:
•PPA energy revenues increased $129 million, or 13.1%, primarily due to an increase of $72 million related to the volume of KWHs sold under natural gas PPAs and an increase of $59 million largely driven by fuel and purchased power prices.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
•Non-PPA revenues increased $10 million, or 5.2%, due to an increase of $54 million driven by the market price of energy, largely offset by a decrease of $44 million related to the volume of KWHs sold through short-term sales.
•Other revenues decreased $14 million, or 45.2%, due to a $22 million decrease associated with transmission revenues, partially offset by an $8 million increase in receipts associated with liquidated damages related to generation facility production guarantees, warranty settlements, and insurance claims.
Fuel and Purchased Power Expenses
Details of Southern Power's generation and purchased power were as follows:

	Third Quarter 2025	Third Quarter 2024	Year-to-Date 2025	Year-to-Date 2024
	(in billions of KWHs)
Generation	12.5	12.8	35.0	34.2
Purchased power	0.7	0.5	1.9	1.7
Total generation and purchased power	13.2	13.3	36.9	35.9

Total generation and purchased power (excluding solar, wind, fuel cells, and tolling agreements)	8.2	8.3	22.7	21.5
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
Details of Southern Power's fuel and purchased power expenses were as follows:

	Third Quarter 2025 vs. Third Quarter 2024		Year-to-Date 2025 vs. Year-to-Date 2024
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$2	1.2%	$69	15.2%
Purchased power	12	60.0	31	51.7
Total fuel and purchased power expenses	$14		$100
In the third quarter 2025, total fuel and purchased power expenses increased $14 million, or 7.5%, compared to the corresponding period in 2024. Fuel expense increased $2 million due to a $7 million increase associated with the average cost of fuel, largely offset by a $5 million decrease related to the volume of KWHs generated. Purchased power expense increased $12 million due to a $6 million increase associated with the average cost of purchased power and a $6 million increase related to the volume of KWHs purchased.
For year-to-date 2025, total fuel and purchased power expenses increased $100 million, or 19.5%, compared to the corresponding period in 2024. Fuel expense increased $69 million due to a $45 million increase associated with the average cost of fuel and a $24 million increase related to the volume of KWHs generated. Purchased power expense increased $31 million primarily due to a $24 million increase associated with the average cost of purchased power.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Other Operations and Maintenance Expenses

Third Quarter 2025 vs. Third Quarter 2024		Year-to-Date 2025 vs. Year-to-Date 2024
(change in millions)	(% change)	(change in millions)	(% change)
$2	1.6	$17	4.6
For year-to-date 2025, other operations and maintenance expenses were $384 million compared to $367 million for the corresponding period in 2024. The increase was primarily due to an increase in scheduled outage and generation maintenance expenses, partially offset by lower transmission costs.
Depreciation and Amortization

Third Quarter 2025 vs. Third Quarter 2024		Year-to-Date 2025 vs. Year-to-Date 2024
(change in millions)	(% change)	(change in millions)	(% change)
$114	85.7	$198	52.4
In the third quarter 2025, depreciation and amortization was $247 million compared to $133 million for the corresponding period in 2024. For year-to-date 2025, depreciation and amortization was $576 million compared to $378 million for the corresponding period in 2024. The increases for the third quarter and year-to-date 2025 were primarily due to accelerated depreciation of $112 million and $181 million, respectively, related to wind repowering projects. See Note (K) to the Condensed Financial Statements under "Southern Power – Wind Repowering Projects" herein and Note 15 to the financial statements under "Southern Power – Development Projects" in Item 8 of the Form 10-K for additional information.
Interest Expense, Net of Amount Capitalized

Third Quarter 2025 vs. Third Quarter 2024		Year-to-Date 2025 vs. Year-to-Date 2024
(change in millions)	(% change)	(change in millions)	(% change)
$(5)	(16.7)	$(13)	(14.6)
For year-to-date 2025, interest expense, net of amount capitalized was $76 million compared to $89 million for the corresponding period in 2024. The decrease was primarily due to an increase in capitalized interest associated with construction and wind repowering projects.
Income Taxes

Third Quarter 2025 vs. Third Quarter 2024		Year-to-Date 2025 vs. Year-to-Date 2024
(change in millions)	(% change)	(change in millions)	(% change)
$(27)	(81.8)	$(29)	(90.6)
In the third quarter 2025, income taxes were $6 million compared to $33 million for the corresponding period in 2024. For year-to-date 2025, income taxes were $3 million compared to $32 million for the corresponding period in 2024. The decreases were primarily due to a change in pre-tax earnings attributable to Southern Power, including the impact of accelerated depreciation related to wind repowering projects. See Note (G) to the Condensed Financial Statements and Note (K) to the Condensed Financial Statements under "Southern Power – Wind Repowering Projects" herein for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Net Loss Attributable to Noncontrolling Interests

Third Quarter 2025 vs. Third Quarter 2024		Year-to-Date 2025 vs. Year-to-Date 2024
(change in millions)	(% change)	(change in millions)	(% change)
$(4)	N/M	$(22)	(30.1)
For year-to-date 2025, net loss attributable to noncontrolling interests was $95 million compared to $73 million for the corresponding period in 2024. The increase was primarily due to $14 million in higher HLBV loss allocations to tax equity partners and $11 million in lower income allocations to equity partners.
Southern Company Gas
Southern Company Gas uses Heating Degree Days to measure weather and the operational effects on its business. Generally, increased Heating Degree Days results in higher demand for natural gas on Southern Company Gas' distribution system. However, Southern Company Gas has various regulatory mechanisms, such as weather and revenue normalization and straight-fixed-variable rate design, which limits positive or negative impacts to income from exposure to weather changes within typical ranges in each of its utility's respective service territory. Southern Company Gas also utilizes weather hedges to limit the negative income impacts in the event of warmer-than-normal weather in Illinois for gas distribution operations and in Illinois and Georgia for gas marketing services. Therefore, weather typically does not have a significant net income impact.
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
Net Income

Third Quarter 2025 vs. Third Quarter 2024		Year-to-Date 2025 vs. Year-to-Date 2024
(change in millions)	(% change)	(change in millions)	(% change)
$(13)	(34.2)	$(6)	(1.1)
Southern Company Gas' net income in the third quarter 2025 was $25 million compared to $38 million for the corresponding period in 2024. The decrease was primarily due to a $9 million decrease in net income at gas distribution operations, a $5 million increase in net loss at all other, and a $4 million decrease in net income at gas pipeline investments, partially offset by a $5 million increase in net income at gas marketing services.
For year-to-date 2025, net income was $549 million compared to $555 million for the corresponding period in 2024. The decrease was primarily due to a $15 million decrease in net income at gas pipeline investments and a $10 million decrease in net income at all other, partially offset by a $14 million increase in net income at gas distribution operations and a $5 million increase in net income at gas marketing services.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Natural Gas Revenues
In the third quarter 2025, natural gas revenues were $734 million compared to $682 million for the corresponding period in 2024. For year-to-date 2025, natural gas revenues were $3.6 billion compared to $3.2 billion for the corresponding period in 2024. Details of the changes in natural gas revenues were as follows:

	Third Quarter 2025 vs. Third Quarter 2024		Year-to-Date 2025 vs. Year-to-Date 2024
	(change in millions)	(% change)	(change in millions)	(% change)
Rates	$27	3.9%	$98	3.0%
Gas costs and other cost recovery	23	3.4	189	5.9
Gas marketing services	5	0.7	40	1.2
Other	(3)	(0.4)	5	0.2
Natural gas revenues	$52	7.6%	$332	10.3%
Changes in rates resulted in an increase in revenues in the third quarter and year-to-date 2025 compared to the corresponding periods in 2024 primarily due to base rate increases at Atlanta Gas Light and Virginia Natural Gas. See Note 2 to the financial statements under "Southern Company Gas – Rate Proceedings" in Item 8 of the Form 10-K for additional information.
Revenues from gas costs and other cost recovery increased in the third quarter and year-to-date 2025 compared to the corresponding periods in 2024 primarily due to higher natural gas prices and gas volumes. See "Cost of Natural Gas" herein for additional information.
Revenues from gas marketing services increased in the third quarter and year-to-date 2025 compared to the corresponding periods in 2024 primarily due to higher commodity prices.
Cost of Natural Gas

Third Quarter 2025 vs. Third Quarter 2024		Year-to-Date 2025 vs. Year-to-Date 2024
(change in millions)	(% change)	(change in millions)	(% change)
$18	18.4	$194	22.8
Excluding Atlanta Gas Light, which does not sell natural gas to end-use customers, natural gas distribution rates include provisions to adjust billings for fluctuations in natural gas costs. Therefore, gas costs recovered through natural gas revenues generally equal the amount expensed in cost of natural gas and do not affect net income from gas distribution operations. Cost of natural gas at gas distribution operations represented 81.9% and 81.5% of the total cost of natural gas in the third quarter and year-to-date 2025, respectively. See MANAGEMENT'S DISCUSSION AND ANALYSIS – RESULTS OF OPERATIONS – "Southern Company Gas – Cost of Natural Gas" in Item 7 of the Form 10-K and "Natural Gas Revenues" herein for additional information.
In the third quarter 2025, cost of natural gas was $116 million compared to $98 million for the corresponding period in 2024. For year-to-date 2025, cost of natural gas was $1.0 billion compared to $0.9 billion for the corresponding period in 2024. The increases reflect higher gas cost recovery as a result of increases of 42.4% and 61.6% in natural gas prices in the third quarter and year-to-date 2025, respectively.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
The following table details the volumes of natural gas sold during all periods presented:

	Third Quarter			Year-to-Date
	2025	2024	2025 vs. 2024	2025	2024	2025 vs. 2024
Gas distribution operations (mmBtu in millions)
Firm	71	71	—%	475	432	10.0%
Interruptible	21	22	(4.5)	64	69	(7.2)
Total	92	93	(1.1)%	539	501	7.6%

Gas marketing services (mmBtu in millions)
Firm:
Georgia	3	3	—%	25	25	—%
Illinois	—	—	—	4	4	—
Other	2	2	—	14	11	27.3
Interruptible large commercial and industrial	3	3	—	10	11	(9.1)
Total	8	8	—%	53	51	3.9%
Other Operations and Maintenance Expenses

Third Quarter 2025 vs. Third Quarter 2024		Year-to-Date 2025 vs. Year-to-Date 2024
(change in millions)	(% change)	(change in millions)	(% change)
$19	6.4	$52	5.9
In the third quarter 2025, other operations and maintenance expenses were $314 million compared to $295 million for the corresponding period in 2024. The increase was primarily due to increases of $11 million in employee compensation and benefit expenses, $6 million in expenses passed through to customers primarily related to bad debt and energy efficiency programs at gas distribution operations, and $5 million in legal expenses, partially offset by a decrease of $8 million related to certain deferred expenses.
For year-to-date 2025, other operations and maintenance expenses were $929 million compared to $877 million for the corresponding period in 2024. The increase was primarily due to increases of $35 million in expenses passed through to customers primarily related to bad debt and energy efficiency programs at gas distribution operations and $34 million in employee compensation and benefit expenses, partially offset by a decrease of $20 million related to certain deferred expenses.
Depreciation and Amortization

Third Quarter 2025 vs. Third Quarter 2024		Year-to-Date 2025 vs. Year-to-Date 2024
(change in millions)	(% change)	(change in millions)	(% change)
$14	8.6	$42	8.8
In the third quarter 2025, depreciation and amortization was $176 million compared to $162 million for the corresponding period in 2024. For year-to-date 2025, depreciation and amortization was $517 million compared to $475 million for the corresponding period in 2024. The increases were primarily due to additional plant in service related to continued investments at the natural gas distribution utilities.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Taxes Other Than Income Taxes

Third Quarter 2025 vs. Third Quarter 2024		Year-to-Date 2025 vs. Year-to-Date 2024
(change in millions)	(% change)	(change in millions)	(% change)
$4	9.1	$20	10.8
For year-to-date 2025, taxes other than income taxes were $206 million compared to $186 million for the corresponding period in 2024. The increase was primarily due to an increase of $14 million in revenue taxes as a result of higher natural gas revenues at Nicor Gas. Revenue taxes imposed on Nicor Gas are recoverable from its customers.
Earnings from Equity Method Investments

Third Quarter 2025 vs. Third Quarter 2024		Year-to-Date 2025 vs. Year-to-Date 2024
(change in millions)	(% change)	(change in millions)	(% change)
$(3)	(8.8)	$(17)	(15.5)
In the third quarter 2025, earnings from equity method investments were $31 million compared to $34 million for the corresponding period in 2024. For year-to-date 2025, earnings from equity method investments were $93 million compared to $110 million for the corresponding period in 2024. The decreases were primarily due to lower rates at SNG. See Note 7 to the financial statements under "Southern Company Gas" in Item 8 of the Form 10-K and Note (E) to the Condensed Financial Statements under "Southern Company Gas" herein for additional information.
Interest Expense, Net of Amounts Capitalized

Third Quarter 2025 vs. Third Quarter 2024		Year-to-Date 2025 vs. Year-to-Date 2024
(change in millions)	(% change)	(change in millions)	(% change)
$10	11.9	$27	10.8
In the third quarter 2025, interest expense, net of amounts capitalized was $94 million compared to $84 million for the corresponding period in 2024. For year-to-date 2025, interest expense, net of amounts capitalized was $277 million compared to $250 million for the corresponding period in 2024. The increases were primarily associated with higher average outstanding borrowings. See FINANCIAL CONDITION AND LIQUIDITY – "Sources of Capital" and "Financing Activities" herein for additional information on borrowings.
Income Taxes

Third Quarter 2025 vs. Third Quarter 2024		Year-to-Date 2025 vs. Year-to-Date 2024
(change in millions)	(% change)	(change in millions)	(% change)
$(5)	(45.5)	$(15)	(8.2)
In the third quarter 2025, income taxes were $6 million compared to $11 million for the corresponding period in 2024. The decrease was primarily due to lower pre-tax earnings.
For year-to-date 2025, income taxes were $169 million compared to $184 million for the corresponding period in 2024. The decrease was primarily due to an increase of $10 million in the flowback of excess state deferred income taxes and lower pre-tax earnings.
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

	2025			2024
	Operating Revenues	Operating Expenses	Net Income (Loss)	Operating Revenues	Operating Expenses	Net Income (Loss)
	(in millions)
Third Quarter
Gas distribution operations	$668	$589	$12	$616	$533	$21
Gas pipeline investments	8	2	20	8	2	24
Gas marketing services	58	52	3	53	55	(2)
All other	1	7	(10)	6	7	(5)
Intercompany eliminations	(1)	4	—	(1)	2	—
Consolidated	$734	$654	$25	$682	$599	$38

Year-to-Date
Gas distribution operations	$3,122	$2,379	$417	$2,828	$2,104	$403
Gas pipeline investments	24	7	62	24	7	77
Gas marketing services	403	293	77	358	260	72
All other	11	16	(7)	19	18	3
Intercompany eliminations	(8)	3	—	(9)	1	—
Consolidated	$3,552	$2,698	$549	$3,220	$2,390	$555
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
With the exception of Atlanta Gas Light, Southern Company Gas' second largest utility that operates in a deregulated natural gas market and has a straight-fixed-variable rate design that minimizes the variability of its revenues based on consumption, the earnings of the natural gas distribution utilities can be affected by customer consumption patterns that are a function of price levels for natural gas and general economic conditions that may impact customers' ability to pay for natural gas consumed. Southern Company Gas has various regulatory and other mechanisms, such as weather and revenue normalization mechanisms and weather derivative instruments, that limit its exposure to changes in customer consumption, including weather changes within typical ranges in its natural gas distribution utilities' service territories. See Note 2 to the financial statements under "Southern Company Gas" in Item 8 of the Form 10-K for additional information.
In the third quarter 2025, net income decreased $9 million, or 42.9%, when compared to the corresponding period in 2024, as described further below:
•Operating revenues increased $52 million primarily due to higher gas cost recovery and base rate increases. Gas costs recovered through natural gas revenues generally equal the amount expensed in cost of natural gas.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
•Operating expenses increased $56 million primarily due to a $21 million increase in cost of natural gas as a result of higher gas prices and higher volumes sold compared to 2024, a $15 million increase in depreciation primarily due to additional plant in service related to continued investments at the natural gas distribution utilities, a $7 million increase related to employee compensation and benefit expenses, a $6 million increase related to expenses passed through to customers, and a $5 million increase in legal expenses, partially offset by a decrease of $8 million related to certain deferred expenses.
•Interest expense, net of amounts capitalized increased $14 million primarily due to higher average outstanding borrowings.
•Income taxes decreased $11 million primarily as a result of lower pre-tax earnings and the flowback of excess state deferred income taxes.
For year-to-date 2025, net income increased $14 million, or 3.5%, when compared to the corresponding period in 2024, as described further below:
•Operating revenues increased $294 million primarily due to higher gas cost recovery and base rate increases. Gas costs recovered through natural gas revenues generally equal the amount expensed in cost of natural gas.
•Operating expenses increased $275 million primarily due to a $166 million increase in cost of natural gas as a result of higher gas prices and higher volumes sold compared to 2024, a $49 million increase related to expenses passed through to customers, a $43 million increase in depreciation primarily due to additional plant in service related to continued investments at the natural gas distribution utilities, and a $22 million increase related to employee compensation and benefit expenses, partially offset by a decrease of $20 million related to certain deferred expenses.
•Interest expense, net of amounts capitalized increased $23 million primarily due to higher average outstanding borrowings.
•Income taxes decreased $16 million primarily as a result of the flowback of excess state deferred income taxes and lower pre-tax earnings.
Gas Pipeline Investments
The gas pipeline investments segment consists primarily of joint ventures in natural gas pipeline investments including SNG and Dalton Pipeline. See Note (E) to the Condensed Financial Statements under "Southern Company Gas" herein for additional information.
In the third quarter and year-to-date 2025, net income decreased $4 million and $15 million, respectively, when compared to the corresponding periods in 2024. The decreases were primarily due to lower rates at SNG.
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
In the third quarter 2025, net income was $3 million compared to a net loss of $2 million for the corresponding period in 2024. The change was primarily due to higher retail margins, partially offset by higher income taxes.
For year-to-date 2025, net income increased $5 million, or 6.9%, when compared to the corresponding period in 2024 primarily due to higher retail margins, partially offset by an increase in employee compensation and benefits and proceeds from a legal settlement received in 2024.

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
In the third quarter 2025, net loss increased $5 million when compared to the corresponding period in 2024. The change was primarily due to higher interest expense as a result of higher average outstanding borrowings.
For year-to-date 2025, net loss was $7 million compared to net income of $3 million for the corresponding period in 2024. The change was primarily due to lower revenue at the renewable natural gas business.
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
Earnings in the electricity business will also depend upon maintaining and growing sales and pricing of large customers such that incremental costs are met with adequate incremental revenues, considering, among other things, recent trends driving projected growth in electricity consumption including the increasing digitization of the economy and growth in data centers, an increase in industrial activity in the Southern Company system's electric service territory, and continued electrification of transportation. Historically, the traditional electric operating companies have entered into large contracts that support economic development and benefit existing customers; since 2023, the traditional electric operating companies have contracts with new customers covering approximately eight gigawatts of such electric load, with each contract individually representing a maximum annual electric load greater than 100 MWs, that have been signed and/or reviewed by the state regulatory commissions. These new contracts fully ramp up over several years after commencement of service. Some of these contracts are already in effect. Service under the contracts is expected to begin through 2028. The contracts contain various terms and conditions, such as minimum duration, minimum bill provisions, contribution by the customer to local construction costs, termination payment requirements, and financial security, to help ensure adequate incremental revenues associated with incremental cost to serve these customers. These growth opportunities may be affected by a variety of factors, such as energy efficiency, reliability and operational factors, customer demand, and government policies, which could increase or decrease the pace of growth associated with these opportunities. See Note (B) to the Condensed Financial Statements under "Georgia Power – Integrated Resource Plans" for additional information regarding Georgia Power's related regulatory proceedings.
Economic uncertainty and policy uncertainty have increased the volatility of future economic outlooks above historical norms. Significant changes in fiscal, monetary, or trade policies could disrupt anticipated economic outlooks. This uncertainty in economic growth, interest rates, tariffs, and inflation could impact customer demand for energy, access to capital markets, and the cost of doing business. The shifting economic policy variables and weakening of historic relationships among economic activity, prices, and employment have increased the uncertainty of future levels of economic activity, which will directly impact future energy demand and operating

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
costs. Weakening economic activity increases the risk of slowing or declining energy sales. See RESULTS OF OPERATIONS herein for information on energy sales in the Southern Company system's service territory during the first nine months of 2025.
The level of future earnings for Southern Power's competitive wholesale electric business depends on numerous factors including the parameters of the wholesale market and the efficient operation of its wholesale generating assets; Southern Power's ability to execute its growth strategy through the development, construction, or acquisition of generating facilities and other energy projects while containing costs; regulatory matters; customer creditworthiness; total electric generating capacity available in Southern Power's market areas; Southern Power's ability to successfully remarket capacity as current contracts expire; renewable portfolio standards; continued availability of federal and state ITCs and PTCs under current and future tax legislation and U.S. Treasury guidance; transmission constraints; cost of generation from units within the Southern Company power pool; and operational limitations. See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Income Tax Matters" in Item 7 of the Form 10-K for information regarding the Inflation Reduction Act's expansion of the availability of federal ITCs and PTCs and "Income Tax Matters – Federal Tax Legislation" herein for information regarding the One Big Beautiful Bill Act's (OBBB) restrictions on federal ITCs and PTCs. Also see Note (K) to the Condensed Financial Statements under "Southern Power" herein for information regarding construction projects.
The level of future earnings for Southern Company Gas' primary business of distributing natural gas and its complementary businesses in the gas pipeline investments and gas marketing services sectors depends on numerous factors. These factors include the natural gas distribution utilities' ability to maintain constructive regulatory environments that allow for the timely recovery of prudently-incurred costs, including those related to projected long-term demand growth, safety, system reliability and resiliency, natural gas, and capital expenditures, including expanding and improving the natural gas distribution systems; the completion and subsequent operation of ongoing infrastructure and other construction projects; customer creditworthiness; and certain policies to limit the use of natural gas, such as the potential in Illinois and across certain other parts of the United States for state or municipal bans on the use of natural gas or policies designed to promote electrification. The volatility of natural gas prices has an impact on Southern Company Gas' customer rates, its long-term competitive position against other energy sources, and the ability of Southern Company Gas' gas marketing services business to capture value from locational and seasonal spreads. Additionally, changes in commodity prices, primarily driven by tight gas supplies, geopolitical events, and diminished gas production, subject a portion of Southern Company Gas' operations to earnings variability and may result in higher natural gas prices. Additional economic factors may contribute to this environment. The demand for natural gas may increase, including from large customers, which may cause natural gas prices to rise and drive higher volatility in the natural gas markets on a longer-term basis. Alternatively, a significant drop in oil and natural gas prices could lead to a consolidation of natural gas producers or reduced levels of natural gas production.
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
Environmental Laws and Regulations
Air Quality
On March 12, 2025, the EPA announced its intent to reconsider the 2015 Ozone National Ambient Air Quality Standards (NAAQS) Good Neighbor federal implementation plan (FIP) and to work with states on state implementation plans (SIPs).
On March 25, 2025, the U.S. Court of Appeals for the Fifth Circuit vacated and remanded the EPA's disapproval of the Mississippi SIP. The decision protects the State of Mississippi from the requirements of the FIP unless or until the EPA properly disapproves Mississippi's SIP.
On April 14, 2025, the U.S. Court of Appeals for the D.C. Circuit granted the EPA's motion to hold in abeyance the FIP litigation.
On June 18, 2025, the U.S. Supreme Court issued an opinion holding that the proper venue for reviewing SIP disapprovals are regional appellate courts instead of the U.S. Court of Appeals for the D.C. Circuit.
The ultimate impact of the FIP and associated legal matters cannot be determined at this time; however, implementation of the stayed FIP would likely result in increased compliance costs for the traditional electric operating companies.
Water Quality
On March 12, 2025, the EPA announced its intent to reconsider the standards finalized in the 2024 ELG Rule, including the new technology-based ELGs for leachate. On August 28, 2025, the U.S. Court of Appeals for the Eighth Circuit granted the EPA's most recent request to continue to hold the 2024 ELG Rule litigation in abeyance pending rulemaking. The EPA stated in its motion that it anticipates issuing a final rule extending certain 2024 ELG Rule compliance deadlines by the end of 2025 and also that it will issue a second more substantive rulemaking at which time it anticipates that some or all of the petitioners may decide not to continue with this litigation. On October 2, 2025, the EPA published a proposed rule and companion direct final rule to extend certain 2024 ELG Rule compliance deadlines. The ultimate impact of the 2024 ELG Rule and associated legal matters cannot be determined at this time; however, it may result in significant compliance costs.
Alabama Power has indicated plans to retire Plant Barry Unit 5 (700 MWs) by December 31, 2028. Alabama Power continues with plans to comply with the 2020 ELG rule by permanently ceasing coal combustion at Plant Barry Unit 5 by December 31, 2028. However, the need to operate Plant Barry Unit 5 on natural gas beyond that date remains under consideration. The ultimate outcome of this matter cannot be determined at this time.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Alabama Power, as agent for SEGCO, initially indicated plans to retire Plant Gaston Units 1 through 4 (1,000 MWs) by December 31, 2028. However, upon further analysis, Alabama Power, in conjunction with Georgia Power, now expects to operate Plant Gaston Units 1 through 4 through December 31, 2034. On September 17, 2025, Alabama Power submitted an Automatic Transfer Notice of Planned Participation (NOPP) authorizing compliance with the 2020 ELG rule generally applicable limits for bottom ash transport water for Plant Gaston Units 1 through 4 by December 31, 2025.
On July 15, 2025, the Georgia PSC approved Georgia Power's request in the 2025 IRP to extend the operation of Plant Scherer Unit 3 (614 MWs based on 75% ownership) through at least December 31, 2035 and Plant Gaston Units 1 through 4 (500 MWs based on 50% ownership through SEGCO) through December 31, 2034. In addition, the approved 2025 IRP assumes operation of Plant Bowen Units 1 and 2 (1,400 MWs) through at least December 31, 2035 and does not impact the scrubber wastewater compliance strategy for Plant Bowen as the scrubber wastewater system is a common environmental control for all four generating units. Georgia Power expects to submit a NOPP indicating plans to pursue compliance with the 2020 ELG rule for Plant Scherer Unit 3 through the voluntary incentive program by December 31, 2028.
Coal Combustion Residuals
On March 12, 2025, the EPA announced its intent to undertake several regulatory actions related to the CCR Rule, including reviewing the 2024 Legacy Rule and evaluating whether to grant short- and long-term relief, such as extending compliance deadlines. On August 14, 2025, the U.S. Court of Appeals for the D.C. Circuit granted the EPA's most recent motion regarding litigation over the 2024 Legacy Rule, requesting further abeyance until December 15, 2025.
On July 22, 2025, the EPA published a direct final rule and companion proposed rule extending certain deadlines for compliance for owners and operators of CCR management units. On September 4, 2025, the EPA withdrew the direct final rule. The ultimate impact of any final rule and associated legal matters cannot be determined at this time; however, it may result in significant compliance costs.
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
Greenhouse Gases
On April 25, 2025, the U.S. Court of Appeals for the D.C. Circuit granted the EPA's most recent motion requesting a continuing abeyance of the litigation over the 2024 GHG Rules. The EPA states in its motion that the agency will issue a proposed reconsideration rule in spring 2025 and a final reconsideration rule by December 2025. On June 17, 2025, the EPA published a proposed rule that, if finalized, would repeal all or a portion of the 2024 GHG Rules. The proposed rule includes a primary proposal and an alternative proposal. Under the primary proposal, the EPA would repeal all emissions standards promulgated under Section 111 of the Clean Air Act based on a finding that fossil fuel-fired power plants do not contribute significantly to dangerous air pollution. Under the alternative proposal, the EPA would repeal all of the emissions guidelines for existing fossil fuel-fired steam generating units as well as the carbon capture and storage requirement for new base load stationary combustion turbines. The ultimate impact of the final rules and associated legal matters cannot be determined at this time; however, it may result in significant compliance costs.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
In 2009, the EPA finalized its determination that concentration of certain GHGs in the atmosphere represent a danger to public health and welfare, and such endangerment finding is a prerequisite for regulation of GHG emissions from electric generating units. On March 21, 2025, the EPA announced its intent to ask for public comment on its reconsideration of this endangerment finding. On July 29, 2025, the EPA released a proposed rule to repeal the 2009 endangerment finding with regard to motor vehicles. In the proposal, the EPA acknowledged that other Clean Air Act rulemakings, including those for electric generating units, have partially relied on the 2009 endangerment finding, and the EPA said it would address any overlapping issues in separate rulemakings. The ultimate impact of this proposal cannot be determined at this time.
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
Construction Programs
The Southern Company system strategy continues to include developing and constructing new electric generating and battery energy storage facilities, expanding and improving the electric transmission and electric and natural gas distribution systems, and undertaking projects to comply with environmental laws and regulations.
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
Alabama Power executed an agreement to build a battery energy storage facility at the former Plant Gorgas site in Walker County, Alabama. The new Gorgas battery facility is designed to have the capacity to store up to 150 MWs of electricity generated by other Alabama Power resources. Construction is expected to begin in the fourth quarter 2025, with estimated completion by 2027.
Southern Power's construction program includes the Millers Branch solar project and the Kay Wind, Grant Plains, Grant Wind, and Wake Wind repowering projects. The repowering projects result in accelerated depreciation related to the equipment being replaced that will continue until the commercial operation dates of the projects, which are projected to occur between the third quarter 2026 and the second quarter 2027. At September 30, 2025, the remaining pre-tax accelerated depreciation, net of noncontrolling interest impacts, is projected to total approximately $100 million in 2025, $320 million in 2026, and $25 million in 2027. The ultimate outcome of this matter cannot be determined at this time. See Note (K) to the Condensed Financial Statements under "Southern Power" herein for information relating to Southern Power's construction of renewable energy facilities.
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
Federal Tax Legislation
The OBBB was signed into law on July 4, 2025. It extends many of the Tax Cuts and Jobs Act's provisions that were set to expire and makes some of them permanent. The OBBB includes major changes to tax incentives for renewable energy projects. The legislation restricts the ITCs and PTCs for solar and wind power projects, which were originally set to run through 2032. Such projects must now either begin construction by July 2026 or be fully operational by the end of 2027 in order to claim the applicable tax credits. Nuclear, hydropower, and geothermal energy projects maintain tax credits under the new law. Battery energy storage projects retain their full tax credit through 2033, with a gradual phase-out by 2036. The OBBB adds new restrictions for tax credits for renewable facilities that are owned or influenced by a prohibited foreign entity or receive material assistance from a prohibited foreign entity. Pursuant to an executive order, the U.S. Treasury issued a notice on August 15, 2025, making changes to the start-of-construction guidance for wind and solar projects that begin construction after September 1, 2025. The Southern Company system is implementing the guidance in its plans for future renewable projects. Additionally, the IRS is expected to issue significant guidance on the tax provisions in the OBBB. The Southern Company system is still assessing and will continue to monitor the impacts of the OBBB. The ultimate outcome of this legislation cannot be determined at this time.
Corporate Alternative Minimum Tax
On June 2, 2025 and September 30, 2025, the U.S. Treasury and the IRS issued guidance on the application of the CAMT. Southern Company has filed its consolidated 2024 federal income tax return and determined it was not subject to CAMT. Southern Company is still assessing the issued guidance and is not expecting to be subject to CAMT for the 2025 tax year. The ultimate outcome of this legislation cannot be determined at this time.
Natural Gas Safe Harbor Method
In April 2023, the IRS issued Revenue Procedure 2023-15, which provides a safe harbor tax method of accounting that taxpayers may use to determine whether certain expenditures to maintain, repair, replace, or improve natural gas transmission and distribution property must be capitalized or allowed as repair deductions. The revenue procedure allows multiple alternatives for implementation. In April 2024, the IRS issued Revenue Procedure 2024-23, which gives additional implementation guidance on the natural gas safe harbor tax method of accounting for qualifying repair deductions. Southern Company and Southern Company Gas submitted a tax accounting method change for qualifying expenditures with the filing of its consolidated 2024 federal income tax return. The new tax method of accounting resulted in a material net positive cash flow for Southern Company Gas. This method change did not have an impact on the net income of Southern Company or Southern Company Gas.
Zero-Emission Nuclear Power Production Tax Credit
Alabama Power and Georgia Power have nuclear generating facilities that qualify for Internal Revenue Code §45U PTCs for the 2024 tax year. The base credit amounts are $75 million, $36 million, and $39 million for Southern Company, Alabama Power, and Georgia Power, respectively, which have been recorded as a regulatory liability. Additionally, each company claimed the prevailing wage multiplier on its consolidated 2024 federal income tax return, for a total credit claimed of $373 million, $180 million, and $193 million for Southern Company, Alabama Power, and Georgia Power, respectively. Southern Company has not received a full acceptance letter from the IRS. The §45U PTC is available for tax years 2024 to 2032 and is subject to a phase-out. As such, Southern Company, Alabama Power, and Georgia Power will each evaluate annually whether it qualifies for the credit. The ultimate outcome of this matter cannot be determined at this time. See Note (B) to the Condensed Financial Statements under "Alabama Power – Nuclear Production Tax Credits Order" and "Georgia Power – 2022 ARP" and Note (G) to the Condensed Financial Statements under "Unrecognized Tax Benefits" herein for additional information.

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
Recently Issued Accounting Standards
In December 2023, the Financial Accounting Standards Board issued Accounting Standards Update 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires entities to enhance consistency in income tax disclosures by improving transparency and comparability for stakeholders. Among other changes, ASU 2023-09 requires additional information in the effective tax rate reconciliation, including disaggregation of certain categories, and greater detail about income taxes paid, including disaggregation by jurisdiction. The new standard is effective for annual periods beginning after December 15, 2024. Southern Company will apply the guidance on a retrospective basis. The Registrants are currently evaluating the impact ASU 2023-09 will have on their financial statement disclosures.
FINANCIAL CONDITION AND LIQUIDITY
Overview
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Overview" in Item 7 of the Form 10-K for additional information. The financial condition of each Registrant remained stable at September 30, 2025. The Registrants intend to continue to monitor their access to short-term and long-term capital markets as well as their bank credit arrangements to meet future capital and liquidity needs. See "Cash Requirements," "Sources of Capital," and "Financing Activities" herein for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
At the end of the third quarter 2025, the market price of Southern Company's common stock was $94.77 per share (based on the closing price as reported on the NYSE) and the book value was $31.79 per share, representing a market-to-book ratio of 298%, compared to $82.32, $30.28, and 272%, respectively, at the end of 2024. Southern Company's common stock dividend for the third quarter 2025 was $0.74 per share compared to $0.72 per share in the third quarter 2024.
Cash Requirements
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Cash Requirements" in Item 7 of the Form 10-K for a description of the Registrants' significant cash requirements.
The Registrants' significant cash requirements include estimated capital expenditures associated with their construction programs. The construction programs are subject to periodic review and revision, and actual construction costs may vary from these estimates because of numerous factors. These factors include: changes in business conditions; changes in load projections; changes in environmental laws and regulations; the outcome of any legal challenges to environmental rules; changes in electric generating plants, including unit retirements and replacements and adding or changing fuel sources at existing electric generating units or extending the retirement dates of certain generating plants, to meet regulatory requirements; changes in FERC rules and regulations; state regulatory agency approvals; changes in the expected environmental compliance program; changes in legislation, regulation, and/or tariff policy; the cost, availability, and efficiency of construction labor, equipment, and materials; project scope and design changes; abnormal weather; delays in construction due to judicial or regulatory action; storm impacts; and the cost of capital. In addition, with respect to the traditional electric operating companies and the natural gas distribution utilities, there can be no assurance that any costs related to capital expenditures and AROs will be fully recovered. Additionally, expenditures associated with Southern Power's planned acquisitions may vary due to market opportunities and the execution of its growth strategy.
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
During the second quarter 2025, Southern Power committed to development projects to repower the Grant Plains, Grant Wind, and Wake Wind facilities. At September 30, 2025, the remaining aggregate construction costs for these projects are expected to be between $685 million and $775 million. See Note (K) to the Condensed Financial Statements under "Southern Power – Wind Repowering Projects" herein for additional information.
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
By regulation, Nicor Gas is restricted, up to its retained earnings balance, in the amount it can dividend or loan to affiliates and is not permitted to make money pool loans to affiliates. At September 30, 2025, the amount of subsidiary retained earnings restricted to dividend totaled $1.8 billion. This restriction did not impact Southern Company Gas' ability to meet its cash obligations, nor does management expect such restriction to materially impact Southern Company Gas' ability to meet its currently anticipated cash obligations.
Certain Registrants' current liabilities frequently exceed their current assets because of long-term debt maturities and the periodic use of short-term debt as a funding source, as well as significant seasonal fluctuations in cash needs. The Registrants generally plan to refinance long-term debt as it matures. The following table shows the amount by which current liabilities exceeded current assets at September 30, 2025 for the applicable Registrants:

At September 30, 2025	Southern Company	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Current liabilities in excess of current assets	$4,099	$696	$46	$447	$628
The Registrants believe the need for working capital can be adequately met by utilizing operating cash flows, as well as commercial paper, lines of credit, and short-term bank notes, as market conditions permit. In addition, under certain circumstances, the Subsidiary Registrants may utilize equity contributions and/or loans from Southern Company.
Bank Credit Arrangements
At September 30, 2025, unused committed credit arrangements with banks were as follows:

At September 30, 2025	Southern Company parent	Alabama Power(a)	Georgia Power(b)	Mississippi Power	Southern Power(c)	Southern Company Gas(d)	SEGCO	Southern Company
	(in millions)
Unused committed credit	$2,999	$1,365	$2,042	$275	$600	$1,598	$30	$8,909
(a)Includes $15 million at Alabama Property Company, a wholly-owned subsidiary of Alabama Power. Alabama Power is not party to this arrangement.
(b)Georgia Power had $26 million of letters of credit outstanding under an uncommitted letter of credit facility at September 30, 2025.
(c)At September 30, 2025, Southern Power also had two continuing letters of credit facilities for standby letters of credit, of which $21 million was unused. In addition, Southern Power Company had $23 million of letters of credit outstanding under an uncommitted letter of credit facility at September 30, 2025. Southern Power's subsidiaries are not parties to its bank credit arrangements or letter of credit facilities.
(d)Includes $798 million and $800 million at Southern Company Gas Capital and Nicor Gas, respectively.
Subject to applicable market conditions, the Registrants, Nicor Gas, and SEGCO expect to renew or replace their bank credit arrangements as needed, prior to expiration. In connection therewith, the Registrants, Nicor Gas, and SEGCO may extend the maturity dates and/or increase or decrease the lending commitments thereunder.
A portion of the unused credit with banks is allocated to provide liquidity support to certain revenue bonds of the traditional electric operating companies and the commercial paper programs of the Registrants, Nicor Gas, and SEGCO. At September 30, 2025, outstanding variable rate demand revenue bonds of the traditional electric operating companies with allocated liquidity support totaled approximately $1.5 billion (comprised of approximately $796 million at Alabama Power, $667 million at Georgia Power, and $58 million at Mississippi Power). In addition, at September 30, 2025, Alabama Power and Georgia Power had approximately $280 million and $384 million, respectively, of fixed rate revenue bonds outstanding that are required to be remarketed within the next 12 months. Alabama Power's $280 million of fixed rate revenue bonds are classified as securities due within

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
one year on its balance sheets as they are not covered by long-term committed credit. All other variable rate demand revenue bonds and fixed rate revenue bonds required to be remarketed within the next 12 months are classified as long-term debt on the balance sheets as a result of available long-term committed credit.
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

	Short-term Debt at September 30, 2025		Short-term Debt During the Period(*)
	Amount Outstanding	Weighted Average Interest Rate	Average Amount Outstanding	Weighted Average Interest Rate	Maximum Amount Outstanding
	(in millions)		(in millions)		(in millions)
Southern Company	$144	4.2%	$853	4.5%	$1,201
Alabama Power	—	—	3	4.4	75
Georgia Power	—	—	390	4.5	730
Mississippi Power	—	—	12	4.6	55
Southern Power	—	—	120	4.5	285
Southern Company Gas:
Southern Company Gas Capital	$—	—%	$311	4.6%	$540
Nicor Gas	144	4.2	15	4.3	144
Southern Company Gas Total	$144	4.2%	$326	4.6%
(*)Average and maximum amounts are based upon daily balances during the three-month period ended September 30, 2025.
Analysis of Cash Flows
Net cash flows provided from (used for) operating, investing, and financing activities for the nine months ended September 30, 2025 and 2024 are presented in the following table:

Net cash provided from (used for):	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Nine Months Ended September 30, 2025
Operating activities	$7,205	$1,800	$3,484	$299	$521	$1,378
Investing activities	(9,599)	(2,361)	(5,189)	(263)	(584)	(1,119)
Financing activities	4,635	519	2,524	(15)	942	43

Nine Months Ended September 30, 2024
Operating activities	$7,615	$1,983	$3,681	$265	$607	$1,407
Investing activities	(6,678)	(1,460)	(3,487)	(272)	(199)	(1,196)
Financing activities	(803)	(456)	(205)	17	(357)	(201)

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Fluctuations in cash flows from financing activities vary from year to year based on capital needs and the maturity or redemption of securities.
Southern Company
Net cash provided from operating activities decreased $410 million for the nine months ended September 30, 2025 as compared to the corresponding period in 2024 primarily due to the timing of vendor payments, decreased retail fuel cost recovery, and the timing of payments for storm restoration costs at Georgia Power, partially offset by the timing of customer receivable collections and materials and supplies purchases. See Note 2 to the financial statements under "Georgia Power – Storm Damage Recovery" in Item 8 of the Form 10-K for additional information.
The net cash used for investing activities for the nine months ended September 30, 2025 was primarily related to the Subsidiary Registrants' construction programs.
The net cash provided from financing activities for the nine months ended September 30, 2025 was primarily related to net issuances of long-term debt, partially offset by common stock dividend payments and a reduction in commercial paper borrowings.
Alabama Power
Net cash provided from operating activities decreased $183 million for the nine months ended September 30, 2025 as compared to the corresponding period in 2024 primarily due to a decrease in fuel cost recovery and customer refunds associated with the nuclear fuel disposal cost award. See Note 3 to the financial statements under "Nuclear Fuel Disposal Cost" in Item 8 of the Form 10-K for additional information.
The net cash used for investing activities for the nine months ended September 30, 2025 was primarily related to gross property additions and the acquisition of the Lindsay Hill Generating Station.
The net cash provided from financing activities for the nine months ended September 30, 2025 was primarily related to net issuances of senior notes and capital contributions from Southern Company, partially offset by common stock dividend payments.
Georgia Power
Net cash provided from operating activities decreased $197 million for the nine months ended September 30, 2025 as compared to the corresponding period in 2024 primarily due to the timing of vendor payments and storm restoration costs, partially offset by the timing of customer receivable collections. See Note 2 to the financial statements under "Georgia Power – Storm Damage Recovery" in Item 8 of the Form 10-K for additional information relating to storm restoration costs.
The net cash used for investing activities for the nine months ended September 30, 2025 was primarily related to gross property additions.
The net cash provided from financing activities for the nine months ended September 30, 2025 was primarily related to net issuances of senior notes and capital contributions from Southern Company, partially offset by common stock dividend payments.
Mississippi Power
Net cash provided from operating activities increased $34 million for the nine months ended September 30, 2025 as compared to the corresponding period in 2024 primarily due to funds received as part of the Plant Daniel acquisition and the timing of fossil fuel stock purchases, partially offset by decreased fuel cost recovery. See Note (B) to the Condensed Financial Statements "Mississippi Power – Plant Daniel" for additional information.
The net cash used for investing activities for the nine months ended September 30, 2025 was primarily related to gross property additions, partially offset by contributions in aid of construction.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
The net cash used for financing activities for the nine months ended September 30, 2025 was primarily related to common stock dividend payments and a reduction in commercial paper borrowings, partially offset by issuances of senior notes and capital contributions from Southern Company.
Southern Power
Net cash provided from operating activities decreased $86 million for the nine months ended September 30, 2025 as compared to the corresponding period in 2024 primarily due to a change in the utilization of federal tax credit carryforwards, partially offset by the timing of customer receivable collections.
The net cash used for investing activities for the nine months ended September 30, 2025 was primarily related to ongoing construction activities. See Note (K) to the Condensed Financial Statements under "Southern Power" herein for additional information.
The net cash provided from financing activities for the nine months ended September 30, 2025 was primarily related to issuances of senior notes and capital contributions from Southern Company, partially offset by common stock dividend payments and net distributions to noncontrolling interests.
Southern Company Gas
Net cash provided from operating activities decreased $29 million for the nine months ended September 30, 2025 as compared to the corresponding period in 2024 primarily due to increased income tax payments, the timing of customer receivable collections, and a reduction in natural gas cost recovery, partially offset by the timing of recovery on certain regulatory clauses.
The net cash used for investing activities for the nine months ended September 30, 2025 was primarily related to construction of transportation and distribution assets recovered through base rates.
The net cash provided from financing activities for the nine months ended September 30, 2025 was primarily related to issuances of senior notes, partially offset by common stock dividend payments, a reduction in commercial paper borrowings, and the maturity of first mortgage bonds.
Significant Balance Sheet Changes
Southern Company
Significant balance sheet changes for the nine months ended September 30, 2025 included:
•an increase of $8.7 billion in long-term debt (including securities due within one year) primarily due to issuances of senior notes and junior subordinated notes, partially offset by repayment of senior notes;
•an increase of $6.2 billion in total property, plant, and equipment primarily related to the Subsidiary Registrants' construction programs;
•an increase of $2.3 billion in cash and cash equivalents, as reflected in the statements of cash flows and discussed further under "Analysis of Cash Flows – Southern Company" herein;
•an increase of $1.6 billion in total stockholders' equity primarily related to net income, partially offset by common stock dividend payments;
•a decrease of $1.2 billion in notes payable primarily due to a reduction in commercial paper borrowings and repayment of short-term bank debt;
•a decrease of $684 million in accounts payable primarily related to the timing of vendor payments;
•an increase of $520 million in accumulated deferred income taxes primarily related to property-related timing differences;
•a decrease of $484 million in under recovered fuel clause revenues primarily due to increased fuel cost recovery at Georgia Power; and

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
•decreases of $480 million and $411 million in AROs and regulatory assets associated with AROs, respectively, primarily related to cost estimate updates at Alabama Power.
See "Financing Activities" and Note (A) to the Condensed Financial Statements under "Asset Retirement Obligations" herein and Note 2 to the financial statements under "Georgia Power – Fuel Cost Recovery" in Item 8 of the Form 10-K for additional information.
Alabama Power
Significant balance sheet changes for the nine months ended September 30, 2025 included:
•an increase of $1.2 billion in total property, plant, and equipment primarily related to the construction of transmission and distribution facilities and acquisition of the Lindsay Hill Generating Station;
•an increase of $1.0 billion in common stockholder's equity primarily due to net income and capital contributions from Southern Company, partially offset by dividends paid to Southern Company;
•an increase of $851 million in long-term debt (including securities due within one year) primarily due to net issuances of senior notes;
•decreases of $348 million and $265 million in AROs and regulatory assets associated with AROs, respectively, primarily related to cost estimate updates;
•a decrease of $258 million in other accounts payable primarily due to the timing of vendor payments; and
•an increase of $211 million in accrued taxes primarily due to property tax accruals.
See "Financing Activities – Alabama Power" and Notes (A) and (K) to the Condensed Financial Statements under "Asset Retirement Obligations" and "Alabama Power," respectively, herein for additional information.
Georgia Power
Significant balance sheet changes for the nine months ended September 30, 2025 included:
•an increase of $3.9 billion in total property, plant, and equipment primarily related to the construction of generation, transmission, and distribution facilities, including costs associated with Plant Yates Units 8, 9, and 10;
•an increase of $2.7 billion in long-term debt (including securities due within one year) primarily due to net issuances of senior notes;
•an increase of $2.5 billion in common stockholder's equity primarily due to net income and capital contributions from Southern Company, partially offset by dividends paid to Southern Company;
•an increase of $840 million in cash and cash equivalents, as reflected in the statements of cash flows and discussed further under "Analysis of Cash Flows – Georgia Power" herein;
•a decrease of $482 million in under recovered retail fuel clause revenues primarily resulting from increased recovery of deferred fuel expense as ordered in Georgia Power's 2023 fuel cost recovery case;
•a decrease of $460 million in accounts payable primarily related to timing of vendor payments; and
•an increase of $397 million in accumulated deferred income taxes primarily related to an increase in property-related timing differences.
See "Financing Activities – Georgia Power" and Notes (B) and (G) to the Condensed Financial Statements under "Georgia Power – Other Construction" and "Georgia Power," respectively, herein and Note 2 to the financial statements under "Georgia Power – Fuel Cost Recovery" in Item 8 of the Form 10-K for additional information.
Mississippi Power
Significant balance sheet changes for the nine months ended September 30, 2025 included:
•an increase of $118 million in total property, plant, and equipment primarily related to the construction of transmission and distribution facilities;

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
•an increase of $111 million in common stockholder's equity related to net income and capital contributions from Southern Company, partially offset by dividends paid to Southern Company;
•an increase of $88 million in long-term debt (including securities due within one year) primarily due to issuances of senior notes;
•a decrease of $46 million in other cost of removal obligations primarily due to an increase in expenditures related to transmission and other production assets; and
•an increase of $45 million in other deferred credits and liabilities primarily due to contributions in aid of construction.
See "Financing Activities – Mississippi Power" herein for additional information.
Southern Power
Significant balance sheet changes for the nine months ended September 30, 2025 included:
•an increase of $1.2 billion in long-term debt (including securities due within one year) primarily due to issuances of senior notes;
•an increase of $888 million in cash and cash equivalents, as reflected in the statements of cash flows and discussed further under "Analysis of Cash Flows – Southern Power" herein;
•an increase of $143 million in total property, plant, and equipment due to an increase in CWIP primarily related to the continued construction of the Millers Branch solar facility and the wind repowering projects, partially offset by the continued depreciation of assets;
•a decrease of $122 million in accumulated deferred income taxes primarily related to a change in the utilization of ITCs; and
•a decrease of $105 million in total stockholders' equity primarily due to dividends paid to Southern Company and net distributions to noncontrolling interests, partially offset by capital contributions from Southern Company and net income.
See "Financing Activities – Southern Power" herein and Note (K) to the Condensed Financial Statements under "Southern Power" herein for additional information.
Southern Company Gas
Significant balance sheet changes for the nine months ended September 30, 2025 included:
•an increase of $821 million in total property, plant, and equipment primarily related to the construction of transportation and distribution assets;
•an increase of $799 million in long-term debt (including securities due within one year) primarily due to issuances of senior notes;
•a decrease of $328 million in total accounts receivable primarily related to seasonality;
•a decrease of $311 million in notes payable due to a reduction in commercial paper borrowings;
•an increase of $303 million in cash and cash equivalents, as reflected in the statements of cash flows and discussed further under "Analysis of Cash Flows – Southern Company Gas" herein; and
•an increase of $196 million in accumulated deferred income taxes primarily due to reversal of CAMT and additional fixed asset tax deductions.
See "Financing Activities – Southern Company Gas" and FUTURE EARNINGS POTENTIAL – "Income Tax Matters" herein for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Financing Activities
The following table outlines long-term debt financing activities for the first nine months of 2025:

	Issuances and Reofferings		Maturities and Redemptions
Company	Senior Notes	Other Long- Term Debt	Senior Notes	Revenue Bonds	Other Long- Term Debt(a)
	(in millions)
Southern Company parent	$1,650	$2,365	$1,110	$—	$—
Alabama Power	1,100	4	250	—	1
Georgia Power	3,100	—	700	45	91
Mississippi Power	100	—	—	11	1
Southern Power	1,100	—	—	—	—
Southern Company Gas	850	—	—	—	50
Other(b)	—	—	—	—	12
Elimination(c)	—	—	—	—	(13)
Southern Company	$7,900	$2,369	$2,060	$56	$142
(a)Includes reductions in finance lease obligations resulting from cash payments under finance leases and, for Georgia Power, principal amortization payments totaling $64 million for FFB borrowings. See Note 8 to the financial statements under "Long-term Debt – DOE Loan Guarantee Borrowings" in Item 8 of the Form 10-K for additional information.
(b)Includes repayment by SEGCO of $10 million of its $100 million principal amount long-term bank loan due November 15, 2025, which is guaranteed by Alabama Power. At September 30, 2025, $70 million of the long-term bank loan remains outstanding. See Note 3 to the financial statements under "Guarantees" in Item 8 of the Form 10-K for additional information.
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
Southern Company
During the first nine months of 2025, Southern Company issued approximately 4.3 million shares of common stock primarily through dividend reinvestment and employee equity compensation and savings plans. Also during the first nine months of 2025, Southern Company entered into forward sale contracts for the issuance of shares of common stock that may be settled through June 2027. See Note (F) to the Condensed Financial Statements under "Equity Distribution Agreement" herein for additional information.
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
Subsequent to September 30, 2025, Southern Company repaid at maturity $500 million aggregate principal amount of its Series 2022A 5.15% Senior Notes.
Alabama Power
In March 2025, Alabama Power issued $500 million aggregate principal amount of Series 2025A 5.10% Senior Notes due April 2, 2035.
In April 2025, Alabama Power repaid at maturity $250 million aggregate principal amount of its Series 2015B 2.80% Senior Notes.
In June 2025, Alabama Power issued $100 million aggregate principal amount of Series 2025B Floating Rate Senior Notes due August 15, 2075.
In September 2025, Alabama Power issued $500 million aggregate principal amount of Series 2025C 4.30% Senior Notes due March 15, 2031.
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
In July 2025, Georgia Power repaid at maturity its obligations with respect to $45 million aggregate principal amount of Development Authority of Monroe County (Georgia) Pollution Control Revenue Bonds (Georgia Power Company Plant Scherer Project), First Series 1995.
In September 2025, Georgia Power issued $250 million aggregate principal amount of additional Series 2025B 4.85% Senior Notes due March 15, 2031, $750 million aggregate principal amount of Series 2025D 4.00% Senior Notes due October 1, 2028, and $500 million aggregate principal amount of Series 2025E 5.50% Senior Notes due October 1, 2055.
Mississippi Power
In March 2025, Mississippi Power issued $50 million aggregate principal amount of Series 2025A 5.01% Senior Notes due March 15, 2030 and $50 million aggregate principal amount of Series 2025B 6.03% Senior Notes due March 15, 2055.
In July 2025, Mississippi Power repaid at maturity its obligations with respect to approximately $11 million aggregate principal amount of Mississippi Business Finance Corporation Solid Waste Disposal Facilities Revenue Bonds, Series 1995 (Mississippi Power Company Project).

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Southern Power
In September 2025, Southern Power issued $550 million aggregate principal amount of Series 2025A 4.25% Senior Notes due October 1, 2030 and $550 million aggregate principal amount of Series 2025B 4.90% Senior Notes due October 1, 2035.
Subsequent to September 30, 2025, Southern Power redeemed all $500 million aggregate principal amount of its Series 2015C 4.15% Senior Notes due December 1, 2025.
Southern Company Gas
In September 2025, Nicor Gas repaid at maturity $50 million aggregate principal amount of its 1.42% Series First Mortgage Bonds.
In September 2025, Southern Company Gas Capital issued $425 million aggregate principal amount of Series 2025A 4.05% Senior Notes due September 15, 2028 and $425 million aggregate principal amount of Series 2025B 5.10% Senior Notes due September 15, 2035, both guaranteed by Southern Company Gas.
Subsequent to September 30, 2025, Nicor Gas issued in a private placement $25 million aggregate principal amount of 4.17% Series First Mortgage Bonds due October 1, 2028 and $75 million aggregate principal amount of 4.92% Series First Mortgage Bonds due October 1, 2035. Pursuant to the same agreement, Nicor Gas agreed to issue in a private placement in December 2025 $50 million aggregate principal amount of 5.59% Series First Mortgage Bonds due December 15, 2055 and $50 million aggregate principal amount of 5.69% Series First Mortgage Bonds due December 15, 2065.
Credit Rating Risk
At September 30, 2025, the Registrants did not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade.
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
The maximum potential collateral requirements under these contracts at September 30, 2025 were as follows:

Credit Ratings	Southern Company(*)	Alabama Power	Georgia Power	Mississippi Power	Southern Power(*)	Southern Company Gas
	(in millions)
At BBB and/or Baa2	$32	$1	$—	$—	$30	$—
At BBB- and/or Baa3	440	2	36	—	402	—
At BB+ and/or Ba1 or below	3,842	419	2,602	271	1,317	14
(*)Southern Power has PPAs that could require collateral, but not accelerated payment, in the event of a downgrade of Southern Power's credit. The PPAs require credit assurances without stating a specific credit rating. The amount of collateral required would depend upon actual losses resulting from a credit downgrade. Southern Power had $106 million of cash collateral posted related to PPA requirements at September 30, 2025.
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
On August 22, 2025, Fitch revised the ratings outlook of Georgia Power to stable from positive.
On September 23, 2025, Moody's revised the ratings outlook of Southern Company to negative from stable and the ratings outlook of Georgia Power to stable from positive.

    Table of Contents                                Index to Financial Statements
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
During the nine months ended September 30, 2025, there were no material changes to Southern Company's, Alabama Power's, Georgia Power's, Mississippi Power's, Southern Power's, or Southern Company Gas' disclosures about market risk. For an in-depth discussion of each Registrant's market risks, see MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Market Price Risk" in Item 7 of the Form 10-K and Note 1 to the financial statements under "Financial Instruments" and Notes 13 and 14 to the financial statements in Item 8 of the Form 10-K, as well as Notes (I) and (J) to the Condensed Financial Statements herein.
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
There have been no changes in Southern Company's, Alabama Power's, Georgia Power's, Mississippi Power's, Southern Power's, or Southern Company Gas' internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the third quarter 2025 that have materially affected or are reasonably likely to materially affect Southern Company's, Alabama Power's, Georgia Power's, Mississippi Power's, Southern Power's, or Southern Company Gas' internal control over financial reporting.

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
Item 5. Other Information.
There were no adoptions, modifications, or terminations of "Rule 10b5-1 trading arrangements" or "non-Rule 10b5-1 trading arrangements," as defined in Item 408(a) of Regulation S-K, during the three months ended September 30, 2025 by the Registrants' directors and "officers," as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended.
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
Seventieth Supplemental Indenture to Senior Note Indenture dated as of September 5, 2025, providing for the issuance of the Series 2025C 4.30% Senior Notes due March 15, 2031. (Designated in Form 8-K dated September 2, 2025, File No. 1-3164 as Exhibit 4.6.)

Georgia Power

(c)1	-
Seventy-Sixth Supplemental Indenture to Senior Note Indenture dated as of September 29, 2025, providing for the issuance of the Series 2025D 4.00% Senior Notes due October 1, 2028. (Designated in Form 8-K dated September 24, 2025, File No. 1-6468, as Exhibit 4.3(b).)

(c)2	-
Seventy-Seventh Supplemental Indenture to Senior Note Indenture dated as of September 29, 2025, providing for the issuance of the Series 2025E 5.50% Senior Notes due October 1, 2055. (Designated in Form 8-K dated September 24, 2025, File No. 1-6468, as Exhibit 4.3(c).)

Southern Power

(e)1	-
Senior Note Indenture dated as of August 1, 2025 between Southern Power Company and U.S. Bank Trust Company, National Association, as Trustee. (Designated in Registration No. 333-289172 as Exhibit 4.5.)

(e)2	-
First Supplemental Indenture to Senior Note indenture dated as of September 19, 2025, providing for the issuance of the Series 2025A 4.25% Senior Notes due October 1, 2030. (Designated in Form 8-K dated September 16, 2025, File No. 001-37803 as Exhibit 4.6(a).)

(e)3	-
Second Supplemental Indenture to Senior Note indenture dated as of September 19, 2025, providing for the issuance of the Series 2025B 4.90% Senior Notes due October 1, 2035. (Designated in Form 8-K dated September 16, 2025, File No. 001-37803 as Exhibit 4.6(b).)

    Table of Contents                                Index to Financial Statements

Southern Company Gas

	(f)1	-
Indenture dated as of February 1, 2025 among Southern Company Gas Capital Corporation, Southern Company Gas, and U.S. Bank Trust Company, National Association, as Trustee. (Designated in Registration No. 333-285115, as Exhibit 4.2.)

	(f)2	-	Southern Company Gas Capital Corporation's Series 2025A 4.05% Senior Notes due September 15, 2028, Form of Note. (Designated in Form 8-K dated September 3, 2025, File No. 1-14174 as Exhibit 4.1(a).)

	(f)3	-	Southern Company Gas Capital Corporation's Series 2025B 5.10% Senior Notes due September 15, 2035, Form of Note. (Designated in Form 8-K dated September 3, 2025, File No. 1-14174 as Exhibit 4.1(b).)

	(f)4	-
Southern Company Gas' Guarantee related to the Series 2025A 4.05% Senior Notes due September 15, 2028, Form of Guarantee. (Designated in Form 8-K dated September 3, 2025, File No. 1-14174 as Exhibit 4.3(a).)

	(f)5	-
Southern Company Gas' Guarantee related to the Series 2025B 5.10% Senior Notes due September 15, 2035, Form of Guarantee. (Designated in Form 8-K dated September 3, 2025, File No. 1-14174 as Exhibit 4.3(b).)

*	(f)6	-	Supplemental Indenture dated as of September 16, 2025 of Northern Illinois Gas Company to U.S. Bank Trust Company, National Association, under the Indenture dated as of January 1, 1954.

(24) Power of Attorney and Resolutions

Southern Company

	(a)	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2024, File No. 1-3526 as Exhibit 24(a)1.)

Alabama Power

	(b)	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2024, File No. 1-3164 as Exhibit 24(b)1.)

Georgia Power

	(c)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2024, File No. 1-6468 as Exhibit 24(c)1.)

*	(c)2		Power of Attorney of Tyler M. Cook.

Mississippi Power

	(d)1	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2024, File No. 001-11229 as Exhibit 24(d)1.)

*	(d)2		Power of Attorney of Pedro P. Cherry.

Southern Power

	(e)	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2024, File No. 001-37803 as Exhibit 24(e)1.)

Southern Company Gas

	(f)	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2024, File No. 1-14174 as Exhibit 24(f)1.)

(31) Section 302 Certifications

Southern Company

*	(a)1	-	Certificate of Southern Company's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(a)2	-	Certificate of Southern Company's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

    Table of Contents                                Index to Financial Statements

Alabama Power

*	(b)1	-	Certificate of Alabama Power's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(b)2	-	Certificate of Alabama Power's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Georgia Power

*	(c)1	-	Certificate of Georgia Power's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(c)2	-	Certificate of Georgia Power's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Mississippi Power

*	(d)1	-	Certificate of Mississippi Power's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(d)2	-	Certificate of Mississippi Power's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Southern Power

*	(e)1	-	Certificate of Southern Power Company's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(e)2	-	Certificate of Southern Power Company's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Southern Company Gas

*	(f)1	-	Certificate of Southern Company Gas' Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(f)2	-	Certificate of Southern Company Gas' Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(32) Section 906 Certifications

Southern Company

*	(a)	-	Certificate of Southern Company's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Alabama Power

*	(b)	-	Certificate of Alabama Power's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Georgia Power

*	(c)	-	Certificate of Georgia Power's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Mississippi Power

*	(d)	-	Certificate of Mississippi Power's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Southern Power

*	(e)	-	Certificate of Southern Power Company's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Southern Company Gas

*	(f)	-	Certificate of Southern Company Gas' Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

    Table of Contents                                Index to Financial Statements

(101) Interactive Data Files

*	INS	-	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
*	SCH	-	Inline XBRL Taxonomy Extension Schema Document
*	CAL	-	Inline XBRL Taxonomy Calculation Linkbase Document
*	DEF	-	Inline XBRL Definition Linkbase Document
*	LAB	-	Inline XBRL Taxonomy Label Linkbase Document
*	PRE	-	Inline XBRL Taxonomy Presentation Linkbase Document

(104) Cover Page Interactive Data File
*			Formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.

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
Date: October 29, 2025

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
Date: October 29, 2025

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

GEORGIA POWER COMPANY

By	Kimberly S. Greene
Chairman, President, and Chief Executive Officer
(Principal Executive Officer)

By	Tyler M. Cook
Senior Vice President, Chief Financial Officer, and Treasurer
(Principal Financial Officer)

By	/s/ Melissa K. Caen
(Melissa K. Caen, Attorney-in-fact)
Date: October 29, 2025

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

MISSISSIPPI POWER COMPANY

By	Pedro P. Cherry
Chairman, President, and Chief Executive Officer
(Principal Executive Officer)

By	Matthew P. Grice
Vice President, Chief Financial Officer, and Treasurer
(Principal Financial Officer)

By	/s/ Melissa K. Caen
(Melissa K. Caen, Attorney-in-fact)
Date: October 29, 2025

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
Date: October 29, 2025

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
Date: October 29, 2025