Form 10-K
period 2025-12-31
SOUTHERN CO; GEORGIA POWER CO; SOUTHERN POWER CO; SOUTHERN CO GAS; ALABAMA POWER CO; MISSISSIPPI POWER CO
filed 2026-02-19
CIK 92122, 41091, 1160661, 1004155, 3153, 66904

    Table of Contents                                Index to Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2025
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
(A Georgia Corporation)
Ten Peachtree Place, N.E.
Atlanta, Georgia 30309
(404) 584-4000

    Table of Contents                                Index to Financial Statements
Securities registered pursuant to Section 12(b) of the Act:

Registrant	Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
The Southern Company	Common Stock, par value $5 per share	SO	New York Stock Exchange
(NYSE)
The Southern Company	Series 2017B 5.25% Junior Subordinated Notes due 2077	SOJC	NYSE
The Southern Company	Series 2020A 4.95% Junior Subordinated Notes due 2080	SOJD	NYSE
The Southern Company	Series 2020C 4.20% Junior Subordinated Notes due 2060	SOJE	NYSE
The Southern Company	Series 2021B 1.875% Fixed-to-Fixed Reset Rate Junior Subordinated Notes due 2081	SO 81	NYSE
The Southern Company	Series 2025A 6.50% Junior Subordinated Notes due 2085	SOJF	NYSE
The Southern Company	2025 Series A Corporate Units	SOMN	NYSE
Georgia Power Company	Series 2017A 5.00% Junior Subordinated Notes due 2077	GPJA	NYSE
Southern Power Company	Series 2016B 1.850% Senior Notes due 2026	SO/26A	NYSE

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Registrant	Yes	No
The Southern Company	X
Alabama Power Company	X
Georgia Power Company	X
Mississippi Power Company		X
Southern Power Company	X
Southern Company Gas	X
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
Aggregate market value of The Southern Company's common stock held by non-affiliates of The Southern Company at June 30, 2025: $101.0 billion. All of the common stock of the other registrants is held by The Southern Company. A description of each registrant's common stock follows:

Registrant	Description of Common Stock	Shares Outstanding at January 31, 2026
The Southern Company	Par Value $5 Per Share	1,119,391,291
Alabama Power Company	Par Value $40 Per Share	30,537,500
Georgia Power Company	Without Par Value	9,261,500
Mississippi Power Company	Without Par Value	1,121,000
Southern Power Company	Par Value $0.01 Per Share	1,000
Southern Company Gas	Par Value $0.01 Per Share	100
Documents incorporated by reference: specified portions of The Southern Company's Definitive Proxy Statement on Schedule 14A relating to the 2026 Annual Meeting of Stockholders are incorporated by reference into PART III.
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

    Table of Contents                                Index to Financial Statements
i

    Table of Contents                                Index to Financial Statements
DEFINITIONS
When used in this Form 10-K, the following terms will have the meanings indicated.

Term	Meaning
2022 ARP	Georgia Power's Alternate Rate Plan approved by the Georgia PSC in 2022 for the years 2023 through 2025
2023 IRP Update	Georgia Power's updated IRP filed in 2023 and approved by the Georgia PSC in April 2024 as modified by a stipulation among Georgia Power, the staff of the Georgia PSC, and certain intervenors
AFUDC	Allowance for funds used during construction
AGL Services Company	AGL Services Company, Inc., the Southern Company Gas system service company and a wholly-owned subsidiary of Southern Company Gas
Alabama Power	Alabama Power Company
AMEA	Alabama Municipal Electric Authority
Amended and Restated Loan Guarantee Agreement
Loan guarantee agreement entered into by Georgia Power with the DOE in 2014, as amended and restated in 2019, under which the proceeds of borrowings were used to reimburse Georgia Power for Eligible Project Costs incurred in connection with its construction of Plant Vogtle Units 3 and 4

AOCI	Accumulated other comprehensive income
ARO	Asset retirement obligation
ASU	Accounting Standards Update
Atlanta Gas Light	Atlanta Gas Light Company, a wholly-owned subsidiary of Southern Company Gas
Bcf	Billion cubic feet
CAMT	Corporate alternative minimum tax
CCN	Certificate of convenience and necessity
CCR	Coal combustion residuals
CCR Rule	Disposal of Coal Combustion Residuals from Electric Utilities final rule published by the EPA in 2015
Chattanooga Gas	Chattanooga Gas Company, a wholly-owned subsidiary of Southern Company Gas
Clean Air Act	Clean Air Act Amendments of 1990
CO2	Carbon dioxide
COD	Commercial operation date
CODM	Chief operating decision maker
Cooperative Energy	Electric generation and transmission cooperative in Mississippi
CPCN	Certificate of public convenience and necessity
CWIP	Construction work in progress
Dalton	City of Dalton, Georgia, an incorporated municipality in the state of Georgia, acting by and through its Board of Water, Light, and Sinking Fund Commissioners
Dalton Pipeline	A pipeline facility in Georgia in which Southern Company Gas has a 50% undivided ownership interest
DOE	U.S. Department of Energy
ECCR	Georgia Power's Environmental Compliance Cost Recovery tariff
ECO Plan	Mississippi Power's environmental compliance overview plan
ELG	Effluent limitations guidelines
Eligible Project Costs	Certain costs of construction relating to Plant Vogtle Units 3 and 4 that are eligible for financing under the loan guarantee program established under Title XVII of the Energy Policy Act of 2005
EMC	Electric membership corporation
EPA	U.S. Environmental Protection Agency
FASB	Financial Accounting Standards Board
FCC	Federal Communications Commission
FERC	Federal Energy Regulatory Commission
FFB	Federal Financing Bank
FFB Credit Facilities	Note purchase agreements among the DOE, Georgia Power, and the FFB and related promissory notes which provide for two multi-advance term loan facilities

    Table of Contents                                Index to Financial Statements
DEFINITIONS
(continued)

Term	Meaning
Fitch	Fitch Ratings, Inc.
FP&L	Florida Power and Light Company
GAAP	U.S. generally accepted accounting principles
Georgia Power	Georgia Power Company
GHG	Greenhouse gas
GRAM	Atlanta Gas Light's Georgia Rate Adjustment Mechanism
GW	Gigawatt
Heating Degree Days	A measure of weather, calculated when the average daily temperatures are less than 65 degrees Fahrenheit
Heating Season	The period from November through March when Southern Company Gas' natural gas usage and operating revenues are generally higher
HLBV	Hypothetical liquidation at book value
IBEW	International Brotherhood of Electrical Workers
IGCC	Integrated coal gasification combined cycle, the technology originally approved for Mississippi Power's Kemper County energy facility
IIC	Intercompany Interchange Contract
Illinois Commission	Illinois Commerce Commission
Internal Revenue Code	Internal Revenue Code of 1986, as amended
IPP	Independent power producer
IRA	Inflation Reduction Act of 2022
IRP	Integrated resource plan
IRS	Internal Revenue Service
ITC	Investment tax credit
KW	Kilowatt
KWH	Kilowatt-hour
LIFO	Last-in, first-out
LNG	Liquefied natural gas
LTSA	Long-term service agreement
Marketers	Marketers selling retail natural gas in Georgia and certificated by the Georgia PSC
MEAG Power	Municipal Electric Authority of Georgia
Mississippi Power	Mississippi Power Company
mmBtu	Million British thermal units
Moody's	Moody's Investors Service, Inc.
MPUS	Mississippi Public Utilities Staff
MRA	Municipal and Rural Associations
MW	Megawatt
natural gas distribution utilities	Southern Company Gas' natural gas distribution utilities (Nicor Gas, Atlanta Gas Light, Virginia Natural Gas, and Chattanooga Gas)
NCCR	Georgia Power's Nuclear Construction Cost Recovery tariff
NDR	Alabama Power's Natural Disaster Reserve
Nicor Gas	Northern Illinois Gas Company, a wholly-owned subsidiary of Southern Company Gas
NRC	U.S. Nuclear Regulatory Commission
NYMEX	New York Mercantile Exchange, Inc.
NYSE	New York Stock Exchange
OBBB	One Big Beautiful Bill Act
OCI	Other comprehensive income
OPC	Oglethorpe Power Corporation (an EMC)
OTC	Over-the-counter

    Table of Contents                                Index to Financial Statements
DEFINITIONS
(continued)

Term	Meaning
PEP	Mississippi Power's Performance Evaluation Plan
PowerSecure	PowerSecure, Inc., a wholly-owned subsidiary of Southern Company
PowerSouth	PowerSouth Energy Cooperative
PPA	Power purchase agreements, as well as, for Southern Power, contracts for differences that provide the owner of a renewable facility a certain fixed price for the electricity sold to the grid
PSC	Public Service Commission
PTC	Production tax credit
Rate CNP	Alabama Power's Rate Certificated New Plant, consisting of Rate CNP New Plant, Rate CNP Compliance, Rate CNP PPA, and Rate CNP Depreciation
Rate ECR	Alabama Power's Rate Energy Cost Recovery
Rate NDR	Alabama Power's Rate Natural Disaster Reserve
Rate RSE	Alabama Power's Rate Stabilization and Equalization
Registrants	Southern Company, Alabama Power, Georgia Power, Mississippi Power, Southern Power Company, and Southern Company Gas
RFP	Request for proposals
ROE	Return on equity
S&P	S&P Global Ratings, a division of S&P Global Inc.
SAVE	Steps to Advance Virginia's Energy, an infrastructure replacement program at Virginia Natural Gas
SCS	Southern Company Services, Inc., the Southern Company system service company and a wholly-owned subsidiary of Southern Company
SEC	U.S. Securities and Exchange Commission
SEGCO	Southern Electric Generating Company, 50% owned by each of Alabama Power and Georgia Power
SEPA	Southeastern Power Administration
SNG	Southern Natural Gas Company, L.L.C., a pipeline system in which Southern Company Gas has a 50% ownership interest
SOFR	Secured Overnight Financing Rate
Southern Company	The Southern Company
Southern Company Gas	Southern Company Gas and its subsidiaries
Southern Company Gas Capital	Southern Company Gas Capital Corporation, a wholly-owned subsidiary of Southern Company Gas
Southern Company power pool	The operating arrangement whereby the integrated generating resources of the traditional electric operating companies and Southern Power (excluding subsidiaries) are subject to joint commitment and dispatch in order to serve their combined load obligations
Southern Company system	Southern Company, the traditional electric operating companies, Southern Power, Southern Company Gas, SEGCO, Southern Nuclear, SCS, Southern Linc, PowerSecure, and other subsidiaries
Southern Holdings	Southern Company Holdings, Inc., a wholly-owned subsidiary of Southern Company
Southern Linc	Southern Communications Services, Inc., a wholly-owned subsidiary of Southern Company, doing business as Southern Linc
Southern Nuclear	Southern Nuclear Operating Company, Inc., a wholly-owned subsidiary of Southern Company
Southern Power	Southern Power Company and its subsidiaries
SouthStar	SouthStar Energy Services, LLC (a Marketer), a wholly-owned subsidiary of Southern Company Gas
SP Solar	SP Solar Holdings I, LP, a limited partnership indirectly owning substantially all of Southern Power's solar and battery energy storage facilities, in which Southern Power has a 67% ownership interest
SP Wind
SP Wind Holdings II, LLC, a holding company owning a portfolio of eight operating wind facilities and wholly-owned by Southern Power as of December 31, 2025, was previously in a tax equity arrangement where Southern Power was the controlling partner through December 31, 2025

    Table of Contents                                Index to Financial Statements
DEFINITIONS
(continued)

Term	Meaning
SRR	Mississippi Power's System Restoration Rider, a tariff for retail property damage cost recovery and reserve
Subsidiary Registrants	Alabama Power, Georgia Power, Mississippi Power, Southern Power, and Southern Company Gas
Tax Reform Legislation	The Tax Cuts and Jobs Act, which became effective on January 1, 2018
traditional electric operating companies	Alabama Power, Georgia Power, and Mississippi Power
U.S. Treasury	U.S. Department of the Treasury
VIE	Variable interest entity
Virginia Commission	Virginia State Corporation Commission
Virginia Natural Gas	Virginia Natural Gas, Inc., a wholly-owned subsidiary of Southern Company Gas
Vogtle Owners	Georgia Power, OPC, MEAG Power, and Dalton
v

    Table of Contents                                Index to Financial Statements
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This Annual Report on Form 10-K contains forward-looking statements. Forward-looking statements include, among other things, statements concerning regulated rates, the strategic goals for the business, customer and sales growth, economic conditions, including interest rates, tariffs, and inflation, cost recovery and other rate actions, projected equity ratios, current and proposed environmental regulations and related compliance plans and estimated expenditures, GHG emissions reduction goals, pending or potential litigation matters, access to sources of capital, projections for the qualified pension plans, postretirement benefit plans, and nuclear decommissioning trust fund contributions, financing activities, completion dates and costs of construction projects, filings with state and federal regulatory authorities, federal and state income tax benefits, estimated sales and purchases under power sale and purchase agreements, and estimated construction plans and expenditures. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "could," "would," "should," "expects," "plans," "anticipates," "believes," "estimates," "projects," "predicts," "potential," or "continue" or the negative of these terms or other similar terminology. There are various factors that could cause actual results to differ materially from those suggested by the forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized. These factors include:
•the impact of recent and future federal and state legal and regulatory changes, including tax, environmental, and other laws and regulations to which Southern Company and its subsidiaries are subject, as well as changes in application of existing laws, regulations, and guidance;
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
•variations in demand for electricity and natural gas, including uncertainties related to projected significant growth in electricity demand driven primarily by data centers and other large load customers, and the related requirement for substantial new generation and transmission investments, creating capital access and revenue recovery risks for the traditional electric operating companies;
•customer affordability matters;
•available sources and costs of natural gas and other fuels and commodities;
•the ability to complete necessary or desirable pipeline expansion or infrastructure projects, limits on pipeline capacity, public and policymaker support for such projects, and operational interruptions to natural gas distribution and transmission activities;
•transmission constraints;
•the ability to control costs and avoid cost and schedule overruns during the development, construction, and operation of facilities or other projects due to challenges which include, but are not limited to, changes in labor costs, availability, and productivity; challenges with the management of contractors or vendors; subcontractor performance; adverse weather conditions; shortages, delays, increased costs, or inconsistent quality of equipment, materials, and labor; contractor or supplier delay; the impacts of inflation and trade policies (including tariffs and other trade measures) of the United States and other countries; delays due to judicial or regulatory action; nonperformance under construction, operating, or other agreements; operational readiness, including specialized operator training and required site safety programs; engineering or design problems or any remediation related thereto; design and other licensing-based compliance matters; challenges with start-up activities, including major equipment failure, or system integration, and/or operational performance; challenges related to future epidemic or pandemic health events; continued public and policymaker support for projects; environmental and geological conditions; delays or increased costs to interconnect facilities to transmission grids; and increased financing costs as a result of changes in interest rates or as a result of project delays;
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
•investment performance of the employee and retiree benefit plans and nuclear decommissioning trust funds and, with respect to retiree benefit plans, changes in actuarial assumptions and differences between the assumptions and actual values, any of the foregoing of which could cause additional funding requirements;

    Table of Contents                                Index to Financial Statements
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
(continued)
•advances in technology, including the pace and extent of development of low- to no-carbon energy and battery energy storage technologies and the impact of advancing technology on data center and other large load customer demand;
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
•prolonged or recurring U.S. federal government shutdowns;
•access to capital markets and other financing sources;
•changes in Southern Company's and any of its subsidiaries' credit ratings;
•the ability of the traditional electric operating companies to obtain additional generating capacity (or sell excess generating capacity) at competitive prices;
•catastrophic events such as fires, including wildfires, land movement, earthquakes, explosions, floods, high winds, tornadoes, hurricanes and other storms, solar flares, droughts, future epidemic or pandemic health events, wars, political unrest, or other similar occurrences;
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
•The traditional electric operating companies – Alabama Power, Georgia Power, and Mississippi Power – are each vertically integrated utilities providing electric service to retail customers in three Southeastern states in addition to wholesale customers in the Southeast.
•Southern Power Company is an operating public utility company. The term "Southern Power" when used herein refers to Southern Power Company and its subsidiaries, while the term "Southern Power Company" when used herein refers only to the Southern Power parent company. Southern Power develops, constructs, acquires, owns, operates, and manages power generation assets, including battery energy storage projects, and sells electricity at market-based rates in the wholesale market.
•Southern Company Gas is an energy services holding company whose primary business is the distribution of natural gas in four states – Illinois, Georgia, Virginia, and Tennessee – through the natural gas distribution utilities. Southern Company Gas is also involved in several other businesses that are complementary to the distribution of natural gas.
Southern Company also owns SCS, Southern Linc, Southern Holdings, Southern Nuclear, PowerSecure, and other direct and indirect subsidiaries. SCS, the system service company, has contracted with Southern Company, each of the Subsidiary Registrants, Southern Nuclear, SEGCO, and other subsidiaries to furnish, at direct or allocated cost and upon request, the following services: general executive and advisory, general and design engineering, operations, purchasing, accounting, finance, treasury, legal, tax, information technology, marketing, auditing, insurance and pension administration, human resources, systems and procedures, digital wireless communications, cellular tower space, and other services with respect to business and operations, construction management, and Southern Company power pool transactions. Southern Linc provides digital wireless communications for use by Southern Company and its subsidiary companies and also markets these services to the public and provides fiber optics services through its subsidiary, Southern Telecom, Inc. Southern Linc's system covers approximately 122,000 square miles in the Southeast. Southern Holdings is an intermediate holding company subsidiary, which, through its subsidiaries, invests in various projects and insures various risk exposures of Southern Company and its subsidiaries. Southern Nuclear operates and provides services to the Southern Company system's nuclear power plants. PowerSecure develops distributed energy and resilience solutions and deploys microgrids for commercial, industrial, governmental, and utility customers.
See "The Southern Company System" herein for additional information. Also see Note 15 to the financial statements in Item 8 herein for information regarding recent acquisition and disposition activity. Segment information for the Registrants is included in Note 16 to the financial statements in Item 8 herein.
The Registrants' Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports are made available on Southern Company's website, free of charge, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Southern Company's internet address is www.southerncompany.com. The information contained on, or available through, Southern Company's internet website is not, and shall not be deemed to be, incorporated by reference into this report.
The Southern Company System
Traditional Electric Operating Companies
The traditional electric operating companies are vertically integrated utilities that own generation, transmission, and distribution facilities. See PROPERTIES – "Electric" in Item 2 herein for additional information on the traditional electric operating companies' generating facilities. Each company's transmission facilities are connected to the respective company's own generating plants and other sources of power (including certain generating plants owned by Southern Power) and are interconnected with the transmission facilities of the other traditional electric operating companies and SEGCO. For information on the state of Georgia's integrated transmission system, see "Territory and Customers Served by the Southern Company System – Traditional Electric Operating Companies and Southern Power" herein.
Agreements in effect with principal neighboring utility systems provide for capacity and energy transactions that may be entered into for reasons related to reliability or economics. Additionally, the traditional electric operating companies have entered into various reliability agreements with certain neighboring utilities, each of which provides for the establishment and periodic review of principles and procedures for planning and operation of generation and transmission facilities, maintenance schedules, load retention programs, emergency operations, and other matters affecting the reliability of bulk power supply. The

    Table of Contents                                Index to Financial Statements
traditional electric operating companies have joined with other utilities in the Southeast to form the SERC Reliability Corporation (SERC) to augment further the reliability and adequacy of bulk power supply. Through the SERC, the traditional electric operating companies are represented at the North American Electric Reliability Corporation. In 2022, the Southeast Energy Exchange Market (SEEM) began service. SEEM, whose members include the traditional electric operating companies and many of the other electric service providers in the Southeast, is an extension of the existing bilateral market where participants use an automated, intra-hour energy exchange to buy and sell power close to the time the energy is consumed, utilizing available unreserved transmission. Following a remand order issued by the U.S. Court of Appeals for the D.C. Circuit related to the FERC's initial approval of SEEM, on March 14, 2025, the FERC issued a further order affirming its initial approval of the SEEM market platform, subject to a later compliance filing. The FERC accepted the required compliance filing on June 26, 2025. New appeals were filed at the U.S. Court of Appeals for the D.C. Circuit while the FERC considered the court's earlier remand. On January 6, 2026, the FERC issued an order accepting a settlement agreement between SEEM members and petitioners in the ongoing appeal proceedings to resolve all pending appeals, subject to a compliance filing to modify the SEEM agreement in accordance with the settlement. The compliance filing was submitted on February 5, 2026. The pending appeals have been withdrawn in accordance with the settlement, which concludes all pending challenges to SEEM's approval. The ultimate outcome of this matter cannot be determined at this time.
The utility assets of the traditional electric operating companies and certain utility assets of Southern Power Company are operated as a single integrated electric system, or the Southern Company power pool, pursuant to the IIC. Activities under the IIC are administered by SCS, which acts as agent for the traditional electric operating companies and Southern Power Company. The fundamental purpose of the Southern Company power pool is to provide for the coordinated operation of the electric facilities in an effort to achieve the maximum possible economies consistent with the highest practicable reliability of service. Subject to service requirements and other operating limitations, system resources are committed and controlled through the application of centralized economic dispatch. Under the IIC, each traditional electric operating company and Southern Power Company retains its lowest cost energy resources for the benefit of its own customers and delivers any excess energy to the Southern Company power pool for use in serving customers of other traditional electric operating companies or Southern Power Company or for sale by the Southern Company power pool to third parties. The IIC provides for the recovery of specified costs associated with the affiliated operations thereunder, as well as the proportionate sharing of costs and revenues resulting from Southern Company power pool transactions with third parties.
The traditional electric operating companies are projecting a significant increase in demand for electricity sales, largely driven by data centers and other large load customers. Serving the projected increased load demand from these new customers while continuing to serve existing customers safely, reliably, and affordably requires investing in generation, transmission, and distribution systems and pricing sales to these new customers such that the related incremental costs are met with adequate incremental revenues from these new customers. Through the 2022 IRP and the 2023 IRP Update, the Georgia PSC has certified resources totaling approximately 13 GWs, approximately nine GWs of which are new generation and battery energy storage facilities that are being, or are expected to be, constructed by Georgia Power. The certified costs of these Georgia Power projects total $19.5 billion, and these projects are projected to be placed in service through 2030. Since 2023, the traditional electric operating companies have contracted with new data centers and other large load customers covering approximately nine GWs of electric load, with each contract individually representing a maximum annual electric load greater than 100 MWs, that have been signed by the parties and/or reviewed by the state regulatory commissions. These new contracts fully ramp up over several years after commencement of service. Some of these contracts are already in effect. Service under the contracts is expected to begin through 2028. The contracts contain various terms and conditions, such as minimum duration, minimum bill provisions, contribution by the customer to local construction costs, termination payment requirements, and financial security, designed to generate adequate incremental revenues associated with incremental costs to serve these customers.
Southern Power and Southern Linc have secured from the traditional electric operating companies certain services which are furnished in compliance with FERC regulations.
Alabama Power and Georgia Power each have agreements with Southern Nuclear to operate the Southern Company system's nuclear plants, Plants Farley, Hatch, and Vogtle. See "Regulation – Nuclear Regulation" herein for additional information.
Southern Power
Southern Power develops, constructs, acquires, owns, operates, and manages power generation assets, including battery energy storage projects, and sells electricity at market-based rates (under authority from the FERC) in the wholesale market. Southern Power seeks opportunities to execute its strategy to create value through various transactions including acquisitions, dispositions, sales and purchases of partnership interests, development and construction of new generating facilities, and entry into PPAs, primarily with investor-owned utilities, IPPs, municipalities, electric cooperatives, and other load-serving entities, as well as commercial and industrial customers. Southern Power's business activities are not subject to traditional state regulation like the traditional electric operating companies, but the majority of its business activities are subject to regulation by the FERC.

    Table of Contents                                Index to Financial Statements
For additional information on Southern Power's business activities, see MANAGEMENT'S DISCUSSION AND ANALYSIS – OVERVIEW – "Business Activities" in Item 7 herein.
Southern Power Company directly owns and manages generation assets primarily in the Southeast, which are included in the Southern Company power pool, and has various subsidiaries whose generation assets are not included in the Southern Company power pool. These subsidiaries were created to own, operate, and pursue power generation facilities, either wholly or in partnership with various third parties. At December 31, 2025, Southern Power's generation fleet, which is owned in part with various partners, totaled 12,648 MWs of nameplate capacity in commercial operation (including 5,268 MWs of nameplate capacity owned by its subsidiaries). See "Traditional Electric Operating Companies" herein for additional information on the Southern Company power pool.
A majority of Southern Power's partnerships in renewable facilities allow for the sharing of cash distributions and tax benefits at differing percentages, with Southern Power being the controlling partner and thus consolidating the assets and operations of the partnerships. At December 31, 2025, Southern Power had seven tax equity partnership arrangements where the tax equity investors receive substantially all of the tax benefits from the facilities, including ITCs and PTCs. In addition, Southern Power holds controlling interests in non-tax equity partnerships with its ownership interests primarily ranging from 51% to 66%.
See PROPERTIES – "Electric" in Item 2 herein for additional detail regarding Southern Power's generating facilities and partnership arrangements and Note 15 to the financial statements under "Southern Power" in Item 8 herein for additional information regarding Southern Power's acquisitions, dispositions, construction, and development projects.
Southern Power's electricity sales from natural gas generating facilities are primarily through long-term, fixed-price capacity PPAs with unaffiliated wholesale purchasers as well as with the traditional electric operating companies and consist of two types of agreements. The first type, referred to as a unit or block sale, is a customer purchase from a dedicated plant unit where all or a portion of the generation from that unit is reserved for that customer. Southern Power typically has the ability to serve the unit or block sale customer from an alternate resource. The second type, referred to as requirements service, provides that Southern Power serves the customer's capacity and energy requirements from a combination of the customer's own generating units and from Southern Power resources not dedicated to serve unit or block sales. Southern Power has rights to purchase power provided by the requirements customers' resources when economically viable. Capacity charges that form part of the PPA payments are designed to recover fixed and variable operations and maintenance costs based on dollars-per-kilowatt year and to provide a return on investment. Southern Power has attempted to insulate itself from significant fuel supply, fuel transportation, and electric transmission risks by generally making such risks the responsibility of the counterparties to its PPAs.
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
Southern Power calculates an investment coverage ratio for its generating assets, including those owned with various partners, based on the ratio of investment under contract to total investment using the respective facilities' net book value (or expected in-service value for facilities under construction) as the investment amount. With the inclusion of investments associated with facilities under construction, as well as other capacity and energy contracts, Southern Power's average investment coverage ratio at December 31, 2025 was 97% through 2030 and 89% through 2035, with an average remaining contract duration of approximately 12 years. For the year ended December 31, 2025, approximately 63% of contracted MWs were with AAA to A- or equivalent rated counterparties, 31% were with BBB+ to BBB- or equivalent rated counterparties, and 4% were with unrated entities that either have ratemaking authority or have posted collateral to cover potential credit exposure.
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

    Table of Contents                                Index to Financial Statements
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
Gas distribution operations, the largest segment of Southern Company Gas' business, operates, constructs, and maintains approximately 77,900 miles of natural gas pipelines and 14 storage facilities, with total capacity of 157 Bcf, to provide natural gas to residential, commercial, and industrial customers. Gas distribution operations serves approximately 4.4 million customers across Illinois, Georgia, Virginia, and Tennessee.
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
Gas marketing services is comprised of SouthStar, which serves approximately 677,000 natural gas commodity customers, markets gas to residential, commercial, and industrial customers and offers energy-related products that provide natural gas price stability and utility bill management in competitive markets or markets that provide for customer choice.
Construction Programs
The subsidiary companies of Southern Company are engaged in continuous construction programs, including capital expenditures to accommodate existing and estimated future loads on their respective systems and to comply with environmental laws and regulations, as applicable. In 2026, the Southern Company system's construction program is expected to be apportioned approximately as follows:

	Southern Company system(a)(b)(c)(d)	Alabama Power(c)	Georgia Power(d)	Mississippi Power(a)
	(in billions)
New generation	$3.7	$0.1	$3.6	$—
Environmental compliance(e)	0.2	0.1	0.1	—
Generation maintenance	1.4	0.3	1.0	0.1
Transmission	3.2	0.4	2.6	0.2
Distribution	2.0	0.5	1.4	0.1
Nuclear fuel	0.3	0.1	0.2	—
General plant	1.8	0.5	1.2	0.1
	12.6	2.0	10.1	0.4
Southern Power(f)	0.9
Southern Company Gas(g)	2.2
Other subsidiaries	0.2
Total(a)	$15.9	$2.0	$10.1	$0.4
(a)Totals may not add due to rounding.
(b)Includes the Subsidiary Registrants, as well as other subsidiaries.
(c)Excludes $38 million related to Alabama Power's decision to convert Plant Barry Unit 5 from coal to natural gas. See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters – Environmental Laws and Regulations – Water Quality" in Item 7 herein and Note 2 to the financial statements under "Alabama Power – Environmental Accounting Order" in Item 8 herein for additional information.

    Table of Contents                                Index to Financial Statements
(d)Includes expenditures of approximately $3.1 billion for construction projects and related transmission investments approved in conjunction with the 2022 IRP, the 2023 IRP Update, and the 2025 IRP. See Note 2 to the financial statements under "Georgia Power – Integrated Resource Plans" and " – Other Construction" in Item 8 herein for additional information.
(e)Reflects cost estimates for environmental laws and regulations. These estimated expenditures do not include compliance costs associated with the regulation of GHG emissions or costs associated with closure and monitoring of surface impoundments and landfills in accordance with the CCR Rule and the related state rules. See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters" and – FINANCIAL CONDITION AND LIQUIDITY – "Cash Requirements" in Item 7 herein for additional information. No material capital expenditures are expected for non-environmental government regulations.
(f)Includes $40 million and $0.7 billion related to the Millers Branch solar project and wind repowering projects, respectively. Does not include approximately $0.8 billion for planned acquisitions and placeholder growth, which may vary materially due to market opportunities and Southern Power's ability to execute its growth strategy. See Note 15 to the financial statements under "Southern Power" in Item 8 herein for additional information regarding the Millers Branch solar project and the wind repowering projects.
(g)Includes costs for ongoing capital projects associated with infrastructure improvement programs for certain natural gas distribution utilities that have been previously approved by their applicable state regulatory agencies. See Note 2 to the financial statements under "Southern Company Gas" in Item 8 herein for additional information. Also includes gas pipeline investment of approximately $0.3 billion. See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Construction Programs" in Item 7 herein for information regarding this project.
The construction programs are subject to periodic review and revision, and actual construction costs may vary from these estimates because of numerous factors.
The traditional electric operating companies also anticipate continued expenditures associated with closure and monitoring of surface impoundments and landfills in accordance with the CCR Rule and the related state rules, which are reflected in the applicable Registrants' ARO liabilities. Estimated costs for 2026 total $653 million for Southern Company, primarily consisting of $256 million for Alabama Power, $360 million for Georgia Power, and $18 million for Mississippi Power.
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Cash Requirements" in Item 7 herein for additional information, including estimated expenditures for construction, environmental compliance, and closure and monitoring of surface impoundments and landfills for the years 2027 through 2030.
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
Fuel Supply
Electric
The traditional electric operating companies' and SEGCO's supply of electricity is primarily fueled by natural gas and coal, as well as nuclear for Alabama Power and Georgia Power. Southern Power's supply of electricity is primarily fueled by natural gas. See MANAGEMENT'S DISCUSSION AND ANALYSIS – RESULTS OF OPERATIONS – "Southern Company – Electricity Business – Fuel and Purchased Power Expenses" and MANAGEMENT'S DISCUSSION AND ANALYSIS – RESULTS OF OPERATIONS under "Fuel and Purchased Power Expenses" for each of the traditional electric operating companies in Item 7 herein for information regarding the electricity generated and the average cost of fuel in cents per net KWH generated for the years 2024 and 2025.
SCS, acting on behalf of the traditional electric operating companies and Southern Power Company, has agreements in place for the natural gas burn requirements of the Southern Company system. For 2026, SCS has contracted for 644 Bcf of natural gas supply under agreements with remaining terms up to nine years. In addition to natural gas supply, SCS has contracts in place for both firm natural gas transportation and storage. Management believes these contracts provide sufficient natural gas supplies, transportation, and storage to ensure normal operations of the Southern Company system's natural gas generating units. See "Natural Gas" herein for information on the natural gas market.
The traditional electric operating companies have agreements in place from which they expect to receive substantially all of their 2026 coal burn requirements. These agreements have terms ranging between one and five years. Fuel procurement specifications, emission allowances, environmental control systems, and fuel changes have allowed the traditional electric operating companies to remain within limits set by applicable environmental regulations. As new environmental regulations are proposed that impact the utilization of coal, the traditional electric operating companies' fuel mix will be monitored to help ensure compliance with applicable laws and regulations. Southern Company and the traditional electric operating companies

    Table of Contents                                Index to Financial Statements
will continue to evaluate the need to purchase additional emissions allowances, the timing of capital expenditures for environmental control equipment, and potential unit retirements and replacements or extension of retirement dates of certain fossil fuel plants. While none of Southern Company's subsidiaries are currently subject to renewable portfolio standards or similar requirements, management of the traditional electric operating companies is working with applicable regulators through their IRP processes to continue the generating fleet transition in a manner responsible to customers, communities, employees, and other stakeholders. See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters" in Item 7 herein and Note 2 to the financial statements under "Alabama Power – Environmental Accounting Order," "Georgia Power – Integrated Resource Plans," and "Mississippi Power – Integrated Resource Plans" in Item 8 herein for additional information, including the Southern Company system's electric generating mix and plans to retire or convert to natural gas certain coal-fired generating capacity.
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
Territory and Customers Served by the Southern Company System
Traditional Electric Operating Companies and Southern Power
The territory in which the traditional electric operating companies provide retail electric service comprises most of the states of Alabama and Georgia, together with southeastern Mississippi. In this territory there are non-affiliated electric distribution systems that obtain some or all of their power requirements either directly or indirectly from the traditional electric operating companies. As of December 31, 2025, the territory had an area of approximately 116,000 square miles and an estimated population of approximately 17 million. Southern Power sells wholesale electricity at market-based rates across various U.S. utility markets, primarily to investor-owned utilities, IPPs, municipalities, and other load-serving entities, as well as commercial and industrial customers.

    Table of Contents                                Index to Financial Statements
Alabama Power is engaged, within the state of Alabama, in the generation, transmission, distribution, and purchase of electricity and the sale of electric service, at retail in approximately 400 cities and towns (including Anniston, Birmingham, Gadsden, Mobile, Montgomery, and Tuscaloosa), as well as in rural areas, and at wholesale to three rural distributing municipal and cooperative associations. In addition, Alabama Power markets and sells outdoor lighting services and other customer-focused utility services. As of December 31, 2025, Alabama Power's sales contract with AMEA expired, thus eliminating wholesale sales to 11 municipally-owned electric distribution systems previously served indirectly through sales to AMEA.
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
The following table provides the number of retail customers served by customer classification for the traditional electric operating companies at December 31, 2025:

	Alabama Power	Georgia Power	Mississippi Power(a)	Total(b)
	(in thousands)
Residential	1,347	2,480	158	3,986
Commercial	209	333	34	576
Industrial	6	11	—	17
Other	1	10	—	10
Total(b)	1,563	2,834	193	4,590
(a)Includes 421 industrial retail customers and 104 other retail customers.
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
As of December 31, 2025, there were 62 electric cooperative distribution systems operating in the territories in which the traditional electric operating companies provide electric service at retail or wholesale.
PowerSouth is a generating and transmitting cooperative selling power to several distributing cooperatives, municipal systems, and other customers in south Alabama. As of December 31, 2025, PowerSouth owned generating units with more than 2,300 MWs of nameplate capacity, including an undivided 8.16% ownership interest in Alabama Power's Plant Miller Units 1 and 2. See PROPERTIES – "Electric – Jointly-Owned Facilities" in Item 2 herein and Note 5 to the financial statements under "Joint Ownership Agreements" in Item 8 herein for additional information.
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

    Table of Contents                                Index to Financial Statements
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
As of December 31, 2025, there were 72 municipally-owned electric distribution systems operating in the territory in which the traditional electric operating companies provide electric service at retail or wholesale.
As of December 31, 2025, 48 municipally-owned electric distribution systems and one county-owned system received their requirements through MEAG Power. MEAG Power serves these requirements from self-owned generation facilities, some of which are jointly-owned with Georgia Power, and purchases from other resources. MEAG Power also has a pseudo scheduling and services agreement with Georgia Power. Dalton serves its requirements from self-owned generation facilities, some of which are jointly-owned with Georgia Power, and through purchases from Southern Power through a service agreement. See PROPERTIES – "Electric – Jointly-Owned Facilities" in Item 2 herein and Note 5 to the financial statements under "Joint Ownership Agreements" in Item 8 herein for additional information.
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
Southern Company Gas
Southern Company Gas is engaged in the distribution of natural gas in four states through the natural gas distribution utilities. The natural gas distribution utilities construct, manage, and maintain intrastate natural gas pipelines and distribution facilities. Details of the natural gas distribution utilities at December 31, 2025 are as follows:

Utility	State	Number of customers	Approximate miles of pipe
		(in thousands)
Nicor Gas	Illinois	2,294	33.8
Atlanta Gas Light	Georgia	1,733	36.4
Virginia Natural Gas	Virginia	316	5.9
Chattanooga Gas	Tennessee	73	1.8
Total		4,416	77.9
For information relating to the sources of revenue for Southern Company Gas, see Item 7 herein and Note 1 to the financial statements under "Revenues – Southern Company Gas" and Note 4 to the financial statements in Item 8 herein.
Competition
Electric
The electric utility industry in the United States is continuing to evolve as a result of regulatory, projected demand requirements, and competitive factors. The competition for retail energy sales among competing suppliers of energy is influenced by various factors, including price, availability, technological advancements, service, and reliability. These factors are, in turn, affected by, among other influences, regulatory, political, and environmental considerations, taxation, and supply.

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
As of December 31, 2025, Alabama Power had cogeneration contracts in effect with seven industrial customers. Under the terms of these contracts, Alabama Power purchases excess energy generated by such companies. During 2025, Alabama Power purchased approximately 83 million KWHs from such companies. The related costs were immaterial.
As of December 31, 2025, Georgia Power had contracts in effect to purchase alternative energy generation from 40 IPPs within the state of Georgia. During 2025, Georgia Power purchased 8.2 billion KWHs from such companies at a cost of $363 million. Georgia Power also has PPAs for electricity at cogeneration facilities with six industrial customers. Payments are subject to reductions for failure to meet minimum capacity output. During 2025, Georgia Power purchased 533 million KWHs at a cost of $50 million from these facilities.
As of December 31, 2025, Mississippi Power had a cogeneration agreement in effect with one of its industrial customers. Under the terms of this contract, Mississippi Power purchases any excess generation. During 2025, Mississippi Power did not make any such purchases.
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

    Table of Contents                                Index to Financial Statements
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
Regulation
States
The traditional electric operating companies and the natural gas distribution utilities are subject to the jurisdiction of their respective state PSCs or applicable state regulatory agencies. These regulatory bodies have broad powers of supervision and regulation over public utilities operating in the respective states, including their rates, service regulations, sales of securities (except for the Mississippi PSC), and, in the cases of the Georgia PSC and the Mississippi PSC, in part, retail service territories. See "Territory and Customers Served by the Southern Company System" and "Rate Matters" herein for additional information.
Federal Power Act
The traditional electric operating companies, Southern Power Company and certain of its generation subsidiaries, and SEGCO are all public utilities engaged in wholesale sales of energy in interstate commerce and, therefore, are subject to the rate jurisdiction of the FERC under the Federal Power Act. In addition, the traditional electric operating companies and SEGCO are subject to the financial and accounting jurisdiction of the FERC under the Federal Power Act. The FERC must approve certain financings and allows an "at cost standard" for services rendered by system service companies such as SCS and Southern Nuclear. The FERC is also authorized to establish regional reliability organizations which enforce reliability standards, address impediments to the construction of transmission, and prohibit manipulative energy trading practices.
Alabama Power and Georgia Power are also subject to the provisions of the Federal Power Act or the earlier Federal Water Power Act applicable to licensees with respect to their hydroelectric developments. As of December 31, 2025, among the hydroelectric projects subject to licensing by the FERC are 14 existing Alabama Power generating stations having an aggregate installed capacity of 1.7 million KWs and 15 existing Georgia Power generating stations and one generating station partially owned by Georgia Power, with a combined aggregate installed capacity of 1.1 million KWs.
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
In 2021, Alabama Power filed an application with the FERC to relicense the Harris Dam project on the Tallapoosa River. The original Harris Dam project license expired on November 30, 2023, and, in December 2023, the FERC issued an annual license for the continued operation of the Harris Dam project. The Harris Dam project will operate under annual licenses until a new long-term license is issued, which is expected by the fourth quarter 2026.
In 2018, Georgia Power filed applications to surrender the Langdale and Riverview hydroelectric projects on the Chattahoochee River upon their license expirations on December 31, 2023, as they were inoperable by 2009. Georgia Power is currently awaiting the FERC surrender order, which is expected to include dam removal obligations and other post-dam removal activities such as monitoring and riverbank restoration activities.
In September 2024, Georgia Power received a new 40-year FERC license for the Lloyd Shoals project on the Ocmulgee River.
Georgia Power and OPC have a license, expiring on December 31, 2026, for the Rocky Mountain project, a pure pumped storage facility of 903,000 KW installed capacity. In December 2024, OPC, as an agent for co-licensees of the project, filed an

    Table of Contents                                Index to Financial Statements
application with the FERC to relicense the project. See PROPERTIES – "Electric – Jointly-Owned Facilities" in Item 2 herein for additional information.
Licenses for all projects, excluding those discussed above, expire in the years 2034-2066 for Alabama Power's projects and in the years 2034-2064 for Georgia Power's projects.
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
The NRC licenses for Georgia Power's Plant Hatch Units 1 and 2 expire in 2034 and 2038, respectively. On May 15, 2025, Southern Nuclear submitted a subsequent license renewal application to the NRC seeking to renew both units' operating licenses for an additional 20 years (through 2054 and 2058 for Units 1 and 2, respectively). The NRC's decision on this application is anticipated by the end of the second quarter 2026.
The NRC licenses for Alabama Power's Plant Farley Units 1 and 2 expire in 2037 and 2041, respectively. Southern Nuclear has notified the NRC of its intent to seek to renew the plant's licenses for an additional 20 years (through 2057 and 2061 for Units 1 and 2, respectively). The subsequent license renewal application is projected to be submitted by the second quarter 2027.
The NRC licenses for Georgia Power's Plant Vogtle Units 1, 2, 3, and 4 expire in 2047, 2049, 2062, and 2063, respectively.
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

    Table of Contents                                Index to Financial Statements
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
Mississippi Power provides service under long-term contracts with rural electric cooperative associations and a municipality located in southeastern Mississippi which are subject to regulation by the FERC. The contracts with these wholesale customers represented 12.9% of Mississippi Power's total operating revenues in 2025.
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
With the exception of Atlanta Gas Light, the earnings of the natural gas distribution utilities can be affected by customer consumption patterns that are largely a function of price levels for natural gas and general economic conditions that may impact customers' ability to pay for natural gas consumed. The natural gas distribution utilities have weather or revenue normalization mechanisms that mitigate revenue fluctuations from customer consumption changes. Atlanta Gas Light operates in a deregulated environment in which Marketers rather than a traditional utility sell natural gas to end-use customers and earns revenue by charging rates to its customers based primarily on monthly fixed charges that are set by the Georgia PSC.
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
Integrated Resource Planning
Each of the traditional electric operating companies continually evaluates its electric generating resources in order to ensure that it maintains a cost-effective and reliable mix of resources to meet the existing and future demand requirements of its customers. In addition, each year the Southern Company system engages in a scenario planning process, developing scenarios which look out over a 30-year horizon. For 2025, scenarios considered a range of views regarding pressure on CO2 emissions, load growth, supply options, and fuel prices. Views regarding future pressure on CO2 emissions include a fee beginning between $0 and $50 per metric ton rising above inflation over the 30-year planning period. See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Environmental Matters" in Item 7 herein for a discussion of existing and potential environmental regulations that may impact the future generating resource needs of the traditional electric operating companies, as well as a discussion of the Southern Company system's continued generating fleet transition.
Alabama Power
Triennially, Alabama Power provides an IRP report to the Alabama PSC. This report overviews Alabama Power's resource planning process and contains information that serves as the foundation for certain decisions affecting Alabama Power's portfolio of supply-side and demand-side resources. The IRP report facilitates Alabama Power's ability to provide reliable and cost-effective electric service to customers, while accounting for the risks and uncertainties inherent in planning for resources sufficient to meet expected customer demand. Under State of Alabama law, a CCN must be obtained from the Alabama PSC before Alabama Power constructs any new generating facility, unless such construction is an ordinary extension of an existing system in the usual course of business. Alabama Power provided its most recent IRP to the Alabama PSC during 2025. On August 13, 2025, the Alabama PSC approved a CCN authorizing Alabama Power to complete the acquisition of the Lindsay Hill Generating station. The transaction closed on September 30, 2025. See Note 2 to the financial statements under "Alabama Power – Rate CNP New Plant" in Item 8 herein for additional information.

    Table of Contents                                Index to Financial Statements
Georgia Power
Triennially, Georgia Power must file an IRP with the Georgia PSC that specifies how it intends to meet the future electric service needs of its customers through a combination of demand-side and supply-side resources. The Georgia PSC, under state law, must certify any new demand-side or supply-side resources serving retail customers. Once certified, the lesser of actual or certified construction costs and purchased power costs is recoverable through rates. Georgia Power may request cost recovery for costs greater than those approved by the Georgia PSC if proven to be prudent and reasonable. Certified costs may be excluded from recovery only on the basis of fraud, concealment, failure to disclose a material fact, imprudence, or criminal misconduct. In April 2024, the Georgia PSC approved Georgia Power's 2023 IRP Update as modified by a stipulation among Georgia Power, the staff of the Georgia PSC, and certain intervenors, which limited recovery of certain costs over the certified amount for Plant Yates Units 8, 9, and 10. On July 15, 2025, the Georgia PSC approved Georgia Power's 2025 IRP, as modified by a stipulation among Georgia Power, the staff of the Georgia PSC, and certain intervenors.
On September 4, 2025, the Georgia PSC approved Georgia Power's request to certify a Georgia Power-owned battery energy storage facility with a capacity of 200 MWs and a projected COD in 2027. On December 19, 2025, the Georgia PSC approved Georgia Power's request, as modified by a stipulation between Georgia Power and the staff of the Georgia PSC, to certify resources totaling 9,885 MWs with projected CODs or delivery commencement dates between 2027 and 2030. As included in the 2022 IRP final order, on February 11, 2026, Georgia Power initiated an RFP for up to 500 MWs of capacity for battery energy storage facilities with projected CODs or delivery commencement dates by 2031.
See Note 2 to the financial statements under "Georgia Power – Integrated Resource Plans" and " – Rate Plans" in Item 8 herein for additional information.
Mississippi Power
Triennially, Mississippi Power must file an IRP with the Mississippi PSC, as well as an update at approximately the mid-point of the three-year cycle. The IRP must include long-term plans to best meet the needs of electric utility customers through a combination of demand-side and supply-side resources and considering transmission needs. The IRP filing is not intended to supplant or replace the Mississippi PSC's existing regulatory processes for petition and approval of CPCNs for new generating resources. In April 2024, Mississippi Power filed its 2024 IRP with the Mississippi PSC. The Mississippi PSC did not note any deficiencies within the prescribed 120-day review period; therefore, the filing was concluded. On January 9, 2025, Mississippi Power notified the Mississippi PSC of its intent to extend the retirement date of Plant Daniel Unit 2 and potentially extend the retirement dates of other fossil steam units beyond their current 2028 retirement dates in order to serve recently signed economic development loads of approximately 600 MWs. Mississippi Power has since acquired FP&L's 50% ownership interest in Plant Daniel Units 1 and 2. In 2026, Mississippi Power is expected to file an update to its 2024 IRP with the Mississippi PSC. Mississippi Power must also file an annual report on energy delivery improvements, the latest of which was filed in November 2025. See Note 2 to the financial statements under "Mississippi Power – Integrated Resource Plans" and " – Plant Daniel" in Item 8 herein for additional information.
Human Capital
Southern Company system management is committed to attracting, developing, and retaining a sustainable workforce and aims to foster a culture of belonging where all employees feel valued. The Southern Company system's values – safety first, intentional inclusion, act with integrity, and superior performance – guide behavior. The Southern Company system had approximately 29,800 employees on its payroll at December 31, 2025 comprised of the following:

At December 31, 2025(*)
Alabama Power	6,100
Georgia Power	7,700
Mississippi Power	1,100
Southern Power	500
Southern Company Gas	5,000
SCS	4,800
Southern Nuclear	3,700
PowerSecure and other	900
Total Southern Company system	29,800
(*)Numbers are rounded to 100s.

    Table of Contents                                Index to Financial Statements
All Southern Company system employees are located within the United States. Part-time employees represent less than 1% of total employees.
Southern Company system management values an inclusive and innovative workforce. Southern Company's subsidiaries have policies, programs, and processes to help ensure that all employees are included and fairly treated across all job levels. The Southern Company system encourages different ideas and points of view, and its Code of Ethics affirms its expectation that employees treat each other with fairness, respect, and dignity. The Southern Company Board of Directors and management believe that diverse perspectives and experiences are important to help inform management of risk, business strategy, and innovation. Southern Company management leads the Southern Company system's intentional inclusion initiatives and employee recruitment, retention, and development efforts. The Board, principally through its Compensation and Talent Development Committee, oversees these efforts.
Southern Company system management supports various employee-led groups to provide formal and informal networks of colleagues that can help promote belonging, improve employee retention, and support development.
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
The Southern Company system supports the well-being of its employees through a comprehensive total rewards strategy with three measurable categories: physical, financial, and emotional well-being. The Southern Company system provides competitive salaries, annual incentive awards for nearly all employees, and health, welfare, and retirement benefits. The Southern Company system has a qualified defined benefit, trusteed pension plan and a qualified defined contribution, trusteed 401(k) plan which provides a competitive company-matching contribution. Substantially all Southern Company system employees are eligible to participate in these plans. There are differences between the pension plan benefit formulas based on when and by which subsidiary an employee is hired. See Note 11 to the financial statements in Item 8 herein for additional information. At December 31, 2025, the average age of the Southern Company system employees was 44 and the average tenure with the Southern Company system was 13 years. Turnover rate, calculated as the percent of employees that terminated employment with the Southern Company system, including voluntary and involuntary terminations and retirements, divided by total employees, was 6.3%.
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
Southern Company system management believes the safety of employees and customers is paramount. The Southern Company system seeks to meet or exceed applicable laws and regulations while continually improving its safety technologies and processes. The Southern Company System Safety and Health Council, which includes leaders from each Registrant, works collectively across the Southern Company system to provide safety leadership, share learning, work collaboratively to address safety-related issues, and govern the consistency of safety programs. The safety programs are focused on the prevention and elimination of life-altering events, serious injuries, and fatalities. These programs include continuous process improvements to put critical controls in place to prevent serious injuries, promote learning, and implement appropriate corrective actions. Southern Company's safety metrics include the serious injury rate and the number of fatalities. The serious injury rate represents the number of incidents per 100 employees and is calculated by taking the number of serious injuries multiplied by 200,000 workhours and dividing by the total employee workhours during the year. A serious injury is one that is life-threatening or life-changing (temporary or permanent) for the employee. Serious injury examples, as defined by applicable safety regulators, include fatalities, amputations, trauma to organs, certain bone fractures, certain soft tissue injuries, severe burns, and eye injuries. In 2025, the Southern Company system had a serious injury rate of 0.03 and no fatal injuries.
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
At December 31, 2025, approximately 32% of Southern Company system employees were covered by agreements with unions, with agreements expiring between 2026 and 2030.

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
UTILITY REGULATORY, LEGISLATIVE, AND LITIGATION RISKS
Southern Company and its subsidiaries are subject to substantial federal, state, and local governmental regulation, including with respect to rates. Compliance with current and future legal and regulatory requirements and procurement of necessary approvals, permits, and certificates may result in substantial costs to Southern Company and its subsidiaries. The reduction, elimination, or expiration of government incentives for, or regulations mandating or restricting the use of, renewable energy projects could reduce demand for renewable energy projects and harm the Registrants' businesses.
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
The traditional electric operating companies, and the power industry in general, have experienced a period of rising costs and projected capital expenditures, especially with respect to infrastructure investments, which is projected to continue for the foreseeable future. The profitability of the traditional electric operating companies' and the natural gas distribution utilities' businesses is largely dependent on their ability, through the rates that they are permitted to charge, to recover their costs and earn a reasonable rate of return on their invested capital. The traditional electric operating companies and the natural gas distribution utilities seek to recover their costs, including a reasonable return on invested capital, through their retail rates, which must be approved by the applicable state PSC or other applicable state regulatory agency. Such regulators, in a rate proceeding, may alter the timing or amount of certain costs for which recovery is allowed or modify the current authorized rate of return; rate refunds may also be required. The current period of rising costs and increased projected capital expenditures could result in increased resistance to authorizing cost recovery. Furthermore, the outcome of any rate proceeding could be impacted by a variety of factors, including the level of opposition from intervenors, potential impacts to customers, including affordability concerns, and past or future changes in the political, regulatory, economic, or legislative environment. See Note 2 to the financial statements under "Alabama Power" for additional information regarding the Alabama PSC's approval of a plan to keep retail rates stable through 2027, under "Georgia Power – Rate Plans" for additional information regarding the Georgia PSC's approval of a settlement agreement to extend the 2022 ARP through December 31, 2028, with no adjustments to base rates except for storm damage costs incurred through December 31, 2025, and under "Southern Company Gas – Infrastructure Replacement Programs and Capital Projects – Nicor Gas" and " – Rate Proceedings – Nicor Gas" in Item 8 herein for additional information regarding certain disallowances at Nicor Gas.
Additionally, the rates charged to wholesale customers by the traditional electric operating companies and Southern Power and the rates charged to natural gas transportation customers by Southern Company Gas' pipeline investments are subject to review by the FERC. Changes to Southern Power's and the traditional electric operating companies' ability to conduct business pursuant to FERC market-based rate authority could affect wholesale rates. Also, while a small percentage of transmission costs are recovered through wholesale electric tariffs, the majority are recovered through retail rates. Transmission planning and the resulting grid improvements could be impacted by FERC policy changes as well as North American Electric Reliability Corporation planning standard changes.
The IRA, among other items, imposes a 15% CAMT on adjusted financial statement income, as defined in the law, and is subject to the issuance of additional guidance by the U.S. Treasury and the IRS. Any rate recovery by the traditional electric operating companies or the natural gas distribution utilities subject to the CAMT will be determined pursuant to the regulatory processes of the FERC, state PSCs, or other applicable state regulatory agencies. There is no assurance, however, that such tax will be recoverable through the applicable regulatory process.
The OBBB was signed into law on July 4, 2025. The OBBB, among other things, materially changed the requirements for most of the federal renewable energy incentives. The Registrants are still assessing the impacts of the OBBB on tax incentives for renewable energy projects. Any loss of, reduction in, or impacts on tax incentives, including transferability of tax credits, due to the OBBB could have a material adverse effect on the Registrants. See MANAGEMENT'S DISCUSSION AND ANALYSIS –

    Table of Contents                                Index to Financial Statements
FUTURE EARNINGS POTENTIAL – "Income Tax Matters – Federal Tax Legislation" in Item 7 herein for additional information.
The Registrants are unable to predict changes in laws or regulations, regulatory guidance, legal interpretations, policy positions, and implementation actions that may occur in the future. The impact of any future revision or changes in interpretations or application of existing laws and regulations or the adoption of new laws and regulations applicable to Southern Company or any of its subsidiaries is uncertain. Changes in laws and regulations, the imposition of additional legal or regulatory requirements, changes in application of existing laws and regulations and in enforcement practices of regulators, as well as associated litigation, or penalties imposed for noncompliance with existing laws or regulations could influence the operating environment of the Southern Company system and may result in substantial costs.
The Southern Company system's costs of compliance with environmental laws and regulations and satisfying related AROs are significant.
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
Concern and activism about climate change continue and, as a result, demand for energy conservation and sustainable assets could further increase. The public holds diverse and often conflicting views on the use of fossil fuels which may subject the Registrants to adverse publicity in connection with their use or supply of fossil fuels. Additionally, costs associated with GHG legislation, regulation, and emission reduction goals could be significant and there is no assurance such costs would be fully recovered through regulated rates or PPAs.
The Southern Company system has processes for identifying, assessing, and responding to climate-related risks, including a scenario planning process that is used to inform resource planning decisions in the states in which the traditional electric

    Table of Contents                                Index to Financial Statements
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
Because natural gas is a fossil fuel with lower carbon content relative to other fossil fuels, future carbon constraints, including, but not limited to, the imposition of a carbon tax, may create additional demand for natural gas, both for production of electricity and direct use in homes and businesses. However, such demand may be tempered by legislation limiting the use of natural gas in certain circumstances, including use in new construction and certain household appliances. Additionally, efforts to electrify the transportation, building, and other sectors may result in higher electric demand and negatively impact natural gas demand. For example, beginning in 2024, Nicor Gas' regulator, the Illinois Commission, has conducted "future of natural gas" proceedings to explore the recommendations involved with decarbonization of the gas distribution system in Illinois. The Illinois Commission's final report is expected by the end of 2026. In addition, future GHG constraints, including those related to methane emissions, designed to minimize emissions from natural gas could likewise result in increased costs to the Southern Company system and affect the demand for natural gas as well as the prices charged to customers and the competitive position of natural gas.
Since 2018, Southern Company system management established GHG emissions reductions goals including an intermediate goal of 50% from 2007 levels by 2030 and a long-term goal of net zero by 2050. Due primarily to the projected electric load growth, current projections indicate it will be extremely challenging to meet the 2030 goal. Achievement of these goals is dependent on various factors, many of which the Southern Company system does not control, including load growth across the Southern Company system's service territory, including projected load growth from large load customers, energy policy and regulations, natural gas prices, customer demand for carbon-free energy, and the development and deployment of low- to no-GHG energy technologies. The strategy to achieve these goals also relies on continuing to economically transition the Southern Company system's generating fleet through a diverse portfolio of resources including low-carbon and carbon-free resources; making the necessary related investments in transmission and distribution systems; continuing to implement effective energy efficiency and demand response programs; implementing initiatives to reduce natural gas distribution emissions; continuing research and development with a focus on technologies that lower GHG emissions; and constructively engaging with policymakers, regulators, investors, customers, and other stakeholders to support outcomes leading to a net zero future. There is no guarantee that the Southern Company system will achieve these goals.
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
The financial performance of Southern Company and its subsidiaries depends on the successful operation of the electric generation, transmission, and distribution facilities, natural gas distribution facilities, and distributed generation storage technologies and the successful performance of necessary corporate functions. There are many risks that could affect these matters, including operator error or failure of equipment or processes, accidents, operating limitations that may be imposed by environmental or other regulatory requirements or in connection with joint owner or joint venture arrangements, failure of performance by counterparties, labor disputes, physical attacks, fuel or material supply interruptions and/or shortages, transmission disruption or capacity constraints, including with respect to the Southern Company system's and third parties' transmission, storage, and transportation facilities, inability to maintain reliability consistent with customer expectations as the traditional electric operating companies add generation, transmission, and related infrastructure to meet projected electric demand growth, compliance with mandatory reliability standards, including mandatory cyber security standards, implementation of new technologies, technology system failures, cyber intrusions, environmental events, such as spills or releases, supply chain disruptions, inflation, and catastrophic events such as fires, including wildfires, land movement, earthquakes, explosions, floods, high winds, tornadoes, hurricanes and other storms, solar flares, droughts, future pandemic health events, wars, political unrest, or other similar occurrences.

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
Alabama Power owns, and contracts for the operation of, two nuclear units and Georgia Power holds undivided interests in, and contracts for the operation of, six nuclear units. The eight units are operated by Southern Nuclear and represented approximately 22% and 36% of the total KWHs generated by Alabama Power and Georgia Power, respectively, in the year ended December 31, 2025. Nuclear facilities are subject to environmental, safety, health, operational, and financial risks such as: the potential harmful effects on the environment and human health and safety resulting from a release of radioactive materials; uncertainties with respect to the ability to dispose of spent nuclear fuel and the need for longer term on-site storage; uncertainties with respect to the technological and financial aspects of decommissioning nuclear plants at the end of licensed lives or license extensions and the ability to maintain and anticipate adequate capital reserves for decommissioning; limitations on the amounts and types of insurance commercially available to cover losses that might arise in connection with nuclear operations; and significant capital expenditures relating to maintenance, operation, security, and repair of these facilities.
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
The Southern Company system's electric generation, transmission, and distribution and natural gas distribution and storage activities involve a variety of inherent hazards and operating risks, such as accidents, explosions, fires, mechanical problems, discharges or releases of toxic or hazardous substances or gases, and other environmental risks. These incidents could result in serious injury, loss of life, significant damage to property, environmental pollution, and disruption of the Southern Company system's operations. The location of electric generation, transmission, and distribution infrastructure and natural gas pipelines and underground natural gas storage facilities near populated areas could increase the level of damage and liability resulting from any incidents. Additionally, electric generation, transmission, and distribution infrastructure and natural gas pipelines, storage facilities, and other infrastructure are subject to various state and other regulatory requirements. Failure to comply with these requirements could result in substantial monetary penalties, which could exceed the amount of insurance coverage.
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

    Table of Contents                                Index to Financial Statements
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
Cyber actors, including those associated with foreign governments, have attacked and threatened to attack energy infrastructure. Various regulators have increasingly stressed that these attacks, including ransomware attacks, and attacks targeting utility systems and other critical infrastructure, are growing in sophistication, magnitude, and frequency. Use of generative artificial intelligence has also increased the frequency, scale, and sophistication of cyber attacks and increased the capability of less sophisticated actors. As generative artificial intelligence continues to evolve, new technologies and increased computing power could cause these trends to continue or exacerbate. Moreover, certain actors, such as nation-state and state-sponsored actors, can deploy significant resources and employ sophisticated methods to plan and carry out attacks. Risk of these attacks may escalate during periods of heightened geopolitical tensions, such as those caused by the war in Ukraine and conflicts in the Middle East.
The Registrants and their third-party vendors have been subject, and will likely continue to be subject, to attempts to gain unauthorized access to their technology systems and confidential data or to attempts to disrupt utility and related business operations. While there have been immaterial incidents of phishing, unauthorized access to technology systems, financial fraud, and disruption of remote access across the Southern Company system, there has been no material impact on the Registrants or their operations from these attacks. However, the Registrants cannot guarantee that security efforts will have the maturity to detect or prevent breaches, operational incidents, or other breakdowns of technology systems and network infrastructure, especially in the event the Registrants are targeted by a sophisticated attacker with significant resources, such as a nation-state or state-sponsored actor. Further, the Registrants do not have security visibility into all operational technology communications and processes, do not maintain completely exhaustive inventories of assets and applications, and do not centrally manage or monitor all technologies, applications, and environments, which could negatively affect preparation for, investigation of, or response to an information security incident. Accordingly, the Registrants cannot provide any assurance that information security incidents will not have a material adverse effect in the future.
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
SCS, on behalf of the traditional electric operating companies and Southern Power, purchases fuel for the Southern Company system's generation fleet from a diverse set of suppliers. Southern Company Gas' primary business is the distribution of natural

    Table of Contents                                Index to Financial Statements
gas through the natural gas distribution utilities. Natural gas is delivered daily from different regions of the country. This daily supply is complemented by natural gas supplies stored in both company-owned and third-party storage locations. To deliver this daily supply and stored natural gas, the Southern Company system has firm transportation capacity contracted with third-party interstate pipelines and Southern Company Gas also utilizes its own pipeline network. Disruption in the supply and/or delivery of fuel as a result of matters such as transportation delays, weather, labor relations, natural disasters, cyber or physical attacks, other force majeure events, environmental regulations affecting fuel suppliers, constraints on existing natural gas pipeline capacity or on construction of new natural gas pipelines, or changing economic conditions could limit the ability of the traditional electric operating companies and Southern Power to operate certain facilities, which could impact reliability and result in higher fuel and operating costs, and the ability of Southern Company Gas to serve its natural gas customers.
The traditional electric operating companies are also dependent on coal, and related coal supply contracts, for a portion of their electric generating capacity. The counterparties to coal supply contracts may not fulfill their obligations to supply coal because of financial or technical problems. In addition, the suppliers and/or railroads may be delayed in supplying or delivering or may not be required to supply or deliver coal under certain circumstances, such as in the event of a natural disaster. If the traditional electric operating companies are unable to obtain their contracted coal requirements, they may be required to purchase additional coal at higher prices or limit coal generation, and these increased costs may not be recoverable through rates if deemed to be imprudently incurred. The pace of retirement of coal-fired generating facilities can affect the demand for coal. If these facilities are retired in the future, the demand for coal may decline. As a result, railroads may commit fewer resources to coal transportation, which could increase these risks.
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
Most of Southern Power's generating capacity has been sold to purchasers under PPAs with Southern Power's top three customers comprising approximately 25% of Southern Power's total revenues for the year ended December 31, 2025. In addition to Mississippi Power's PPA with Georgia Power, the traditional electric operating companies have entered into PPAs with non-affiliated parties for the sale of generating capacity.
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

    Table of Contents                                Index to Financial Statements
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
Supply chain disruptions, inflation, elevated interest rates, trade policies (including tariffs and other trade measures), and other economic factors could negatively impact operations.
The Southern Company system's operations and business plans depend on the global supply chain to procure equipment, materials, and other resources. The delivery of components, materials, equipment, and other resources that are critical to the Southern Company system's operations has been impacted by domestic and global supply chain disruptions. Future pandemic health events or continued international tensions, including the ramifications of regional or international conflicts, such as those in Ukraine and the Middle East, and any strained relationships between the United States and other countries related to such conflicts, and the impact of trade policies (including tariffs and other trade measures) of the United States and other countries, could further exacerbate global supply chain disruptions. These disruptions and shortages could adversely impact business operations. The constraints in the supply chain also could restrict availability and delay construction, maintenance, or repair of items needed to support normal operations or to continue planned capital investments.
Supply chain disruptions and trade policies have contributed to higher prices of components, materials, equipment, and other needed commodities, and these inflationary increases may continue. Further inflation, a continued elevated interest rate environment, further impacts of trade policies, or other economic factors may negatively affect operations and the timely recovery of costs.

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
The businesses of the Registrants require substantial expenditures for investments in new facilities as well as capital improvements, including transmission, distribution, generation, and battery energy storage facilities for the traditional electric operating companies, generation and battery energy storage facilities for Southern Power, and capital improvements to natural gas distribution facilities for Southern Company Gas, to, among other things, maintain reliability and meet projected electric demand growth. These expenditures also include those to settle AROs and meet environmental standards and goals. The traditional electric operating companies and Southern Power are in the process of constructing new generating facilities and/or adding environmental and other modifications to certain existing generating facilities and Southern Company Gas is replacing certain pipe in its natural gas distribution system and is involved in new gas pipeline construction projects. Moreover, the pace and extent of the traditional electric operating companies' planned construction program have increased as a response to projected electric demand growth. The traditional electric operating companies also are in the process of closing surface impoundments to comply with the CCR Rule and, where applicable, state CCR rules. The Southern Company system intends to continue its strategy of developing and constructing new electric generating facilities, expanding and improving the electric transmission and electric and natural gas distribution systems, and undertaking projects to maintain reliability and to comply with environmental laws and regulations. These projects are long term in nature and in some cases may include the development and construction of facilities with designs that have not been finalized or previously constructed.
Completion of these types of projects without delays or significant cost overruns is subject to substantial risks that have occurred or may occur, including changes in labor costs, availability, and productivity; challenges with the management of contractors or vendors; subcontractor performance; adverse weather conditions; shortages, delays, increased costs, or inconsistent quality of equipment, materials, and labor; contractor or supplier delay; the impacts of inflation and trade policies (including tariffs and other trade measures) of the United States and other countries; delays due to judicial or regulatory action; nonperformance under construction, operating, or other agreements; operational readiness, including specialized operator training and required site safety programs; engineering or design problems or any remediation related thereto; design and other licensing-based compliance matters; challenges with start-up activities, including major equipment failure, or system integration; and/or operational performance; challenges related to future epidemic or pandemic health events; continued public and policymaker support for projects; environmental and geological conditions; delays or increased costs to interconnect facilities to transmission grids; and increased financing costs as a result of changes in interest rates or as a result of project delays.
If a Subsidiary Registrant is unable to complete the development or construction of a project or decides to delay or cancel construction of a project, it may not be able to recover its investment in that project and may incur substantial cancellation payments under equipment purchase orders or construction contracts, as well as other costs associated with the closure and/or abandonment of the project. Further, the traditional electric operating companies are incurring, and may in the future incur, significant engineering, design, and equipment costs in advance of receiving approval of generation, distribution, and transmission projects. If any of these projects are canceled for any reason, including if a traditional electric operating company is not selected through a PSC-approved RFP process or due to failure to receive other necessary regulatory approvals and/or siting or environmental permits, significant cancellation penalties under the equipment purchase orders and construction contracts could occur and such traditional electric operating company may not be able to recover through customer rates all such penalties or registration, prepayment, or other fees incurred in such process. See Note 2 to the financial statements under "Georgia Power – Integrated Resource Plans – 2025 IRP" and " – Certification Requests" in Item 8 herein for additional information.
In addition, partnership and joint ownership agreements may provide partners or co-owners with certain decision-making authority in connection with projects under construction. Any failure by a partner or co-owner to perform its obligations under the applicable agreements could have a material negative impact on the applicable project under construction. Southern Company Gas' current pipeline development project involves a joint owner that controls management of the project, and Southern Power participates in partnership agreements with respect to a majority of its renewable energy projects. See Note 5 to the financial statements under "Joint Ownership Agreements" in Item 8 herein for additional information regarding other jointly-owned facilities.
If construction projects are not completed according to specification, a Subsidiary Registrant may incur liabilities and suffer reduced plant efficiency, higher operating costs, and reduced net income. Furthermore, construction delays associated with renewable projects could result in the loss of otherwise available tax credits and incentives.

    Table of Contents                                Index to Financial Statements
Even if a construction project (including a joint venture construction project) is completed, the total costs may be higher than estimated or certified or may be deemed imprudent, disallowed, or otherwise not recoverable through regulated rates, if applicable. In addition, construction delays and contractor performance shortfalls can result in the loss of revenues. See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Construction Programs" in Item 7 herein for additional information.
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
Southern Company Gas, through SNG, has approved a significant investment in a pipeline development project. The pipeline development project will be constructed and operated by a third party. If the third party fails to perform in a proper manner, the book value of the investment could be impaired and Southern Company Gas could lose part or all of its investment. In addition, Southern Company Gas is required to fulfill capital obligations related to other pipelines in which Southern Company Gas has an ownership interest or, as necessary, guarantee the obligations related thereto, and Southern Company Gas may participate in other pipeline development projects in the future.
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
Southern Power and the traditional electric operating companies purchase natural gas as a fuel source for their power generation needs and the natural gas distribution utilities purchase natural gas for sale to their customers. Accordingly, the price of natural gas affects, among other things, Southern Power's and the traditional electric operating companies' costs of generation and the natural gas distribution utilities' cost of natural gas. Natural gas remains a volatile commodity. Slight supply and demand imbalances can quickly result in significant price moves both up and down. These price movements may be short-lived, but the impacts can be pronounced. Natural gas supplies have continued to grow; however, this growth has been accompanied by LNG export growth. Forward curves project prices will remain in the mid- to high-$3 per mmBtu range through 2030; however, short-term price volatility is expected and future prices could be materially impacted by various factors, including unexpected geopolitical events, increased demand for natural gas, including to fuel electric generation to serve data centers and other large load customers, and government policies related to natural gas and energy, including infrastructure development, production, and exports.
The traditional electric operating companies and Southern Company Gas from time to time have experienced and may continue to experience under recovered fuel and purchased power and/or purchased gas cost balances. While the traditional electric operating companies and Southern Company Gas are generally authorized to recover fuel and purchased power and/or

    Table of Contents                                Index to Financial Statements
purchased gas costs through cost recovery clauses, recovery may be delayed or may be denied if costs are deemed to be imprudently incurred.
The Registrants are subject to risks associated with a changing economic environment, customer behaviors, including increased energy conservation, and adoption patterns of technologies by customers.
The consumption and use of energy are linked to economic activity. This relationship is affected over time by changes in the economy, customer behaviors, and technologies. An economic downturn could be caused by a variety of factors, including wars, geopolitical instability, acts of terrorism, political or financial crises or uncertainty, government shutdowns, trade policies (including tariffs and other trade measures) of the United States and other countries, government fiscal policy, future pandemic health events, or cyclical economic factors. Any economic downturn could negatively impact customer growth and usage per customer. Additionally, any economic downturn or disruption of financial markets, both nationally and internationally, could negatively affect the financial stability of customers and counterparties of the Subsidiary Registrants.
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
Customers could also voluntarily reduce their consumption of energy in response to decreases in their disposable income, elimination of government energy assistance programs, government shutdowns, increases in energy prices, or individual conservation efforts.
In addition, the adoption of technology by customers can have both positive and negative impacts on sales. Many new technologies utilize less energy than in the past. However, electric and natural gas technologies such as data centers and electric and natural gas vehicles can create additional demand. Given that these technologies are rapidly evolving, the extent of any additional demand is uncertain. In particular, future incremental electric demand from data centers could be substantial or, on the other hand, future technological advances could offset or eliminate any such demand. Accordingly, future energy demand may vary widely from projections. The Southern Company system seeks to incorporate the effects of changes in customer behavior, state and federal programs, state PSC or other applicable state regulatory agency mandates, and technology, but the Southern Company system's planning processes may not accurately estimate and incorporate these effects.
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
Volatile or significant weather events could result in substantial damage to the transmission and distribution lines of the traditional electric operating companies, the generating facilities of the traditional electric operating companies and Southern Power, and the natural gas distribution and underground storage facilities of Southern Company Gas, which is likely to negatively impact revenue and/or earnings. The Subsidiary Registrants have significant investments in the Atlantic and Gulf Coast regions and Southern Power and Southern Company Gas have investments in various states that could be subject to severe weather and natural disasters, including hurricanes, wildfires, and extreme temperatures. Further, severe drought conditions can reduce the availability of water and restrict or prevent the operation of certain generating facilities. These volatile weather events may result in unexpected increases in customer load, requiring procurement of additional power at wholesale prices, or create other grid reliability issues.
In the event a traditional electric operating company or Southern Company Gas experiences any of these weather events or any natural disaster or other catastrophic event, recovery of costs in excess of reserves and insurance coverage is subject to the approval of its state PSC or other applicable state regulatory agency. The traditional electric operating companies from time to time have experienced and may continue to experience deficits in their storm cost recovery reserve balances. For example, in September 2024, Hurricane Helene caused significant damage to Georgia Power's transmission and distribution facilities. The incremental restoration costs related to this hurricane totaled approximately $880 million, of which approximately $780 million was deferred in the regulatory asset for storm damage, approximately $75 million was capitalized to property, plant, and equipment, and approximately $25 million was deferred as future billings to open access transmission tariff customers. See Note 2 to the financial statements in Item 8 herein for more information regarding storm damage balances. Additionally, the applicable state PSC or other applicable state regulatory agency may deny or delay recovery of any portion of such costs. Any

    Table of Contents                                Index to Financial Statements
such delay or failure in recovering costs by the Subsidiary Registrants could have a material adverse effect on the Registrants, including lower credit ratings and, thus, higher costs for future debt issuances, as well as limitations on their ability to fund capital expenditures and support economic development opportunities.
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
Southern Company and its subsidiaries have made significant acquisitions, dispositions, and investments in the past and may continue to do so, including through SNG's pipeline development projects. Such actions cannot be assured to be completed or beneficial to Southern Company or its subsidiaries. Southern Company and its subsidiaries continually seek opportunities to create value through various transactions, including acquisitions or sales of assets or businesses (or interests therein). Specifically, Southern Power continually seeks opportunities to execute its strategy to create value through various transactions, including acquisitions, dispositions, and sales and purchases of partnership interests, development and construction of new generating facilities, and entry into PPAs primarily with investor-owned utilities, IPPs, municipalities, electric cooperatives, and other load-serving entities, as well as commercial and industrial customers. Additionally, Southern Company Gas continues to make significant investments in existing pipelines, most of which are operated by third parties. If one of these agents fails to perform in a proper manner, the value of the investment could decline and Southern Company Gas could lose part or all of its investment. In addition, Southern Company Gas is required to fulfill capital obligations to pipeline joint ventures.
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

    Table of Contents                                Index to Financial Statements
A downgrade in the credit ratings of any of the Registrants, Southern Company Gas Capital, or Nicor Gas could negatively affect their ability to access capital at reasonable costs and/or could require posting of collateral or replacing certain indebtedness.
There are numerous factors that rating agencies evaluate to determine credit ratings for the Registrants, Southern Company Gas Capital, and Nicor Gas, including capital structure, regulatory environment, business risk, the ability to cover liquidity requirements, other commitments for capital, and certain other controllable and uncontrollable events. The Registrants, Southern Company Gas Capital, and Nicor Gas could experience a downgrade in their ratings if any rating agency concludes that the level of business or financial risk of the industry or the applicable company has deteriorated. Changes in ratings methodologies by the agencies could also have a negative impact on credit ratings. If any rating agency downgrades any Registrant, Southern Company Gas Capital, or Nicor Gas, borrowing costs likely would increase, including potential automatic increases in interest rates or fees under applicable term loans and credit facilities, the pool of investors and funding sources would likely decrease, and, particularly for any downgrade to below investment grade, significant collateral requirements may be triggered in a number of contracts. Any credit rating downgrade could require altering the mix of debt financing currently used and could require the issuance of secured indebtedness (which would rank senior to unsecured indebtedness) and/or indebtedness with additional restrictive covenants binding the applicable company.
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
The traditional electric operating companies are experiencing projected demand that significantly exceeds recent experience, creating the need for new power generating resources and transmission facilities. The majority of this demand is driven by the power needs and projected power needs of data centers to serve an increasingly digital economy and to support artificial intelligence. Other demands are coming from new industrial facilities with advanced manufacturing processes for products such as electric vehicles and batteries. Extending service to these customers necessitates significant capital expenditures, which in turn requires sufficient access to sources of capital. These additional capital spending needs, the increased concentration of business within a single industry based on emerging technologies, and uncertainties on the actual capacity required to satisfy the projected new demands of these new industries creates risks for the traditional electric operating companies. Ensuring that incremental revenues from these projected new demands cover incremental costs and risks is critical to continuing the traditional electric operating companies' value proposition to customers. In particular, Georgia Power has agreed to file its next base rate case in a manner that will ensure the incremental revenue from large load customers has downward pressure, on a levelized basis, of at least $556 million per year for the years 2029, 2030, and 2031. See Note 2 to the financial statements under "Georgia Power – Integrated Resource Plans – Certification Requests" in Item 8 herein for additional information. While electric service agreements with new large load customers (including data centers) typically include provisions such as early termination payments, minimum bills, and financial security, these and other contractual provisions may not fully protect the traditional electric operating companies against all risks. Changes in industry practice or advances in the related technologies could reduce the demand for electricity to power data centers or other large load facilities. Additionally, these industries may experience a business downturn, which could cause the loss of current or potential customers or may weaken the financial condition and creditworthiness of existing customers. If anticipated demand growth does not materialize, the traditional electric operating companies could experience unrecovered capital investments made to serve expected load. Conversely, if demand grows more rapidly than projected, the traditional electric operating companies may face challenges in securing adequate generation and transmission capacity and maintaining service reliability.
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

    Table of Contents                                Index to Financial Statements
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
The Registrants and Nicor Gas rely on access to both short-term and longer-term capital markets as a significant source of liquidity to meet capital requirements not satisfied by the cash flow from their respective operations, including capital expenditures to meet projected electric demand growth. Access to capital markets may also be critical to finance unexpected material expenditures such as unusually volatile commodity costs or significant storm restoration activities for severe weather events. If any of the Registrants or Nicor Gas is not able to access capital at competitive rates or on favorable terms, its ability to implement its business plan will be limited due to weakened capacity to fund capital investments or acquisitions that it may otherwise rely on to achieve future earnings and cash flows and affordability concerns from increased borrowing costs could require the Registrants and Nicor Gas, unilaterally or at the direction of their regulators, to significantly scale back infrastructure investment, which could lead to additional risks related to safety and reliability. In addition, the Registrants and Nicor Gas rely on committed credit facilities as back-up liquidity for access to low cost money markets. Certain market disruptions, whether in the United States or globally, including an economic downturn or uncertainty, increases in interest rates, bankruptcy or financial distress at an unrelated utility company, financial institution, or sovereign entity, capital markets volatility and disruption, either nationally or internationally, changes in fiscal, monetary, trade, or tax policy, volatility in market prices for electricity and natural gas, actual or threatened cyber or physical attacks on facilities within the Southern Company system or owned by unrelated utility companies, impacts of any future pandemic health events, geopolitical instability, war or threat of war, or the overall health of the utility and financial institution industries, may increase the cost of borrowing or adversely affect the ability to raise capital through the issuance of securities or other borrowing arrangements or the ability to secure committed bank lending agreements used as back-up sources of capital. Furthermore, some financial institutions may be limited in their ability to provide capital to the Registrants as a result of such financial institution's investment criteria, including criteria related to GHG.
If sources of capital for the Registrants or Nicor Gas are reduced, capital costs could increase materially.
Failure to comply with debt covenants or conditions could adversely affect the ability of the Registrants, SEGCO, Southern Company Gas Capital, or Nicor Gas to execute future borrowings.
The debt and credit agreements of the Registrants, SEGCO, Southern Company Gas Capital, and Nicor Gas contain various financial and other covenants. Georgia Power's loan guarantee agreement with the DOE contains additional covenants, events of default, and mandatory prepayment events relating to the ongoing operation of Plant Vogtle Units 3 and 4. Future debt and credit agreements may contain additional or different covenants, events of default, and mandatory prepayment events. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements.
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

    Table of Contents                                Index to Financial Statements
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
Goodwill is evaluated for impairment annually or on an interim basis if changes in circumstances or the occurrence of events suggest impairment exists. If impairment testing indicates that the carrying amount of reporting units exceeds the respective fair value, an impairment charge would be recognized. If goodwill were to become impaired, the results of operations could be materially and adversely affected. At December 31, 2025, goodwill was $5.2 billion and $5.0 billion for Southern Company and Southern Company Gas, respectively.
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

    Table of Contents                                Index to Financial Statements
delivery service failures, and on the confidentiality, integrity, and availability of the Southern Company system's information systems.
Governance and Oversight of Cybersecurity Risk
Board of Directors
The Southern Company Board of Directors (Board), along with certain committees (primarily the Audit Committee of the Board), oversees the Southern Company system's enterprise risk management process. The Board devotes significant time and attention to overseeing cybersecurity risk, and the Southern Company system's approach to cybersecurity governance establishes oversight throughout the enterprise. The Board has delegated the primary responsibility to oversee cybersecurity matters to the Business Security and Resiliency Committee (BSRC) of the Board. Having a committee like the BSRC, focused on and dedicated to security, is a strong governance practice. Comprised solely of independent members of the Board, the BSRC is charged with oversight of risks related to cybersecurity, physical security, and operational resiliency. The BSRC includes directors with an understanding of cyber issues, including former federal officials with high levels of security clearances. The BSRC meets at every regular Board meeting and when needed in the event of a specific threat or emerging issue. The Chair of the BSRC regularly reports to the Board in connection with key matters the BSRC considered. The BSRC routinely receives presentations on a range of topics, including the threat environment and vulnerabilities and risks, policies, practices, technology trends, and regulatory developments, from the Chief Information Security Officer (CISO) and the legal organization and, as needed, the Chief Information Technology Officer (CITO). The CISO reports to the BSRC at each regular committee meeting. Protocols have been established by which certain cybersecurity incidents are escalated internally and, where appropriate, reported to the BSRC, and ongoing updates regarding any such incident are provided until it has been resolved. See "Incident Response" herein.
Management
The Southern Company system has implemented a cross-functional, risk-based, "defense-in-depth" approach to preventing, detecting, identifying, mitigating, responding to, and recovering from cybersecurity threats and incidents, while also implementing controls and procedures that provide for the prompt escalation of certain cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by management in a timely manner. Overall network efforts are led by the CISO and the Cybersecurity Organization, the organization responsible for implementing, monitoring, and maintaining cybersecurity practices across the Southern Company system, and aided by the Executive Vice President of Operations and the Energy Management System and Generation organization. The CISO meets regularly with the CITO and the Chief Executive Officer and reports regularly to committees of the Board to discuss risk management measures implemented to identify and mitigate data protection and cybersecurity risks. Security and resiliency are emphasized through business assurance, enterprise risk management, and incident response plans designed to identify, evaluate, and remediate incidents when they occur. Among other things, the Cybersecurity Incident Response Plan (CIRP) establishes a team comprised of the CISO, the Deputy CISO, the Director of the Digital Defense Center, and members of the legal and compliance organizations to evaluate emerging cyber threats and escalate to executive management and business units as appropriate. Plans, policies, and technologies are regularly updated and training exercises and crisis management preparedness activities are conducted to test effectiveness.
The CISO works closely with the legal and compliance organizations, as well as the relevant business units, to help ensure broad oversight of and compliance with legal, regulatory, and contractual cybersecurity requirements. The CISO has extensive cybersecurity knowledge and skills gained from over 25 years of cybersecurity experience and over a decade securing critical infrastructure. The CISO receives reports on cybersecurity threats from a variety of sources both internally and externally on an ongoing basis and regularly reviews risk management measures implemented to identify and mitigate cybersecurity risks. Briefings to the Board on cybersecurity matters include annual briefings to the Audit Committee and the Operations, Environmental, and Safety Committee in addition to briefings to the BSRC at each of its regular meetings (at least five times annually).
Internal Cybersecurity Team
The Cybersecurity Organization, led by the CISO, is responsible for the implementation, monitoring, and maintenance of the cybersecurity and data protection practices across the Southern Company system. The Southern Company system also relies on a Data Privacy and Protection team in the compliance organization, as well as the internal audit organization, to work with the Cybersecurity Organization on data protection policies and practices. Multiple experienced information security leaders with internal and external security experience responsible for various parts of the business report to the CISO, each of whom is supported by a team of trained cybersecurity professionals. In addition to these internal cybersecurity capabilities, external

    Table of Contents                                Index to Financial Statements
auditors and security companies are regularly engaged to assist with assessing, testing, identifying, and managing cybersecurity, including through penetration testing, vulnerability testing, and other technical evaluations.
Risk Management and Strategy
Although many of the networks are segmented, overall network security is a centralized shared service across the Southern Company system, led by the Cybersecurity Organization and the CISO. Recognizing that no single technology, process, or business control can effectively prevent or mitigate all risks related to cyber threats, multiple technologies, processes, and controls, all working independently but as part of a cohesive strategy, are employed to reduce risk. Southern Company system exposure and defenses are regularly tested through auditing, penetration testing, vulnerability testing, and other exercises designed to assess effectiveness.
The Southern Company system emphasizes both security and resiliency through business assurance and incident response plans designed to identify, evaluate, and remediate incidents when they occur. A 24/7 security operations center is also utilized, which facilitates real-time situational awareness across the cyber-threat environment, and a robust insider threat protection program that leverages cross-function information sharing to assess insider threat activity is employed. The Southern Company system regularly reviews and updates its plans, policies, and technologies and conducts regular training exercises and crisis management preparedness activities to test their effectiveness. In addition, a security awareness program for the Southern Company system's employees has also been implemented, which is designed to educate and train employees at least annually, or more often as needed, about risks inherent to human interaction with information and operational technology.
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

    Table of Contents                                Index to Financial Statements
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

    Table of Contents                                Index to Financial Statements
Item 2. PROPERTIES
Electric
At December 31, 2025, the traditional electric operating companies, Southern Power, and SEGCO owned and/or operated the generating and battery energy storage facilities listed in the table below. The traditional electric operating companies have certain jointly-owned generating stations. For these facilities, the nameplate capacity shown represents the Registrant's portion of total plant capacity, with ownership percentages provided if less than 100%. See "Jointly-Owned Facilities" and "Titles to Property" herein and Note 5 to the financial statements under "Joint Ownership Agreements" in Item 8 herein for additional information.

Company/Facility Type(a)/Facility Name/ Ownership Percentage	Location	Nameplate Capacity (KWs)
Alabama Power
Natural Gas
Combined Cycle:
Barry Units 6 through 8	Mobile, AL	1,706,424
Central Alabama Generating Station	Autauga County, AL	885,000
Lindsay Hill Generating Station	Autauga County, AL	879,700
Combustion Turbine:
Calhoun Generating Station	Calhoun County, AL	748,000
Greene County	Demopolis, AL	720,000
Steam:
Barry Units 1, 2, and 4	Mobile, AL	600,000
Greene County Units 1 and 2 (60%)	Demopolis, AL	300,000
Total Natural Gas		5,839,124
Coal
Barry Unit 5	Mobile, AL	700,000
Gaston Unit 5	Wilsonville, AL	880,000
Miller (91.8% of Units 1 and 2 and 100% of Units 3 and 4)	Birmingham, AL	2,532,288
Total Coal		4,112,288
Nuclear
Farley	Dothan, AL	1,720,000
Solar
Anniston Army Depot	Calhoun County, AL	7,380
Fort Rucker	Dale County, AL	10,560
Total Solar		17,940
Hydro
Bankhead	Holt, AL	53,985
Bouldin	Wetumpka, AL	225,000
Harris	Wedowee, AL	132,000
Henry	Ohatchee, AL	72,900
Holt	Holt, AL	46,944
Jordan	Wetumpka, AL	100,000
Lay	Clanton, AL	177,000
Lewis Smith	Jasper, AL	157,500
Logan Martin	Vincent, AL	135,000
Martin	Dadeville, AL	182,000
Mitchell	Verbena, AL	170,000

    Table of Contents                                Index to Financial Statements

Company/Facility Type(a)/Facility Name/ Ownership Percentage	Location	Nameplate Capacity (KWs)
Thurlow	Tallassee, AL	81,000
Weiss	Leesburg, AL	87,750
Yates	Tallassee, AL	47,000
Total Hydro		1,668,079
Cogeneration
Lowndes County	Burkeville, AL	104,800
Theodore	Theodore, AL	236,418
Washington County	Washington County, AL	123,428
Total Cogeneration		464,646

Total Alabama Power Generating Capacity		13,822,077

Georgia Power
Natural Gas
Combined Cycle:
McDonough-Atkinson Units 4 through 6	Atlanta, GA	2,520,000
McIntosh Units 10 and 11	Effingham County, GA	1,318,920
Combustion Turbine:
McDonough Unit 3	Atlanta, GA	78,800
McIntosh Units 1 through 8	Effingham County, GA	640,000
McManus	Brunswick, GA	481,700
Robins	Warner Robins, GA	158,400
Wilson	Augusta, GA	354,100
Steam:
Yates	Newnan, GA	700,000
Total Natural Gas		6,251,920
Coal
Bowen	Cartersville, GA	3,160,000
Scherer (8.4% of Units 1 and 2 and 75% of Unit 3)	Macon, GA	750,924
Total Coal		3,910,924
Nuclear
Hatch (50.1%)	Baxley, GA	899,612
Vogtle (45.7%)	Augusta, GA	2,167,094
Total Nuclear		3,066,706
Solar
Fort Benning	Columbus, GA	30,005
Fort Gordon	Augusta, GA	30,000
Fort Stewart	Fort Stewart, GA	30,000
Fort Valley	Fort Valley, GA	10,800
Kings Bay	Camden County, GA	30,161
Marine Corps Logistics Base	Albany, GA	31,161
McIntosh	Effingham County, GA	10,000
Moody Air Force Base	Valdosta, GA	49,500
Robins Air Force Base	Warner Robins, GA	128,000
8 Other Plants	Various Georgia locations	18,479
Total Solar		368,106

    Table of Contents                                Index to Financial Statements

Company/Facility Type(a)/Facility Name/ Ownership Percentage	Location	Nameplate Capacity (KWs)
Hydro
Bartletts Ferry	Columbus, GA	173,000
Burton	Clayton, GA	8,100
Flint River	Albany, GA	5,400
Goat Rock	Columbus, GA	40,500
Lloyd Shoals	Jackson, GA	18,000
Morgan Falls	Atlanta, GA	16,800
Nacoochee	Lakemont, GA	4,800
North Highlands	Columbus, GA	29,600
Oliver Dam	Columbus, GA	60,000
Rocky Mountain (25.4%)	Rome, GA	229,362	(b)
Sinclair Dam	Milledgeville, GA	45,000
Tallulah Falls	Clayton, GA	72,000
Terrora	Clayton, GA	20,800
Tugalo	Clayton, GA	59,250
Wallace Dam	Eatonton, GA	321,300
Yonah	Toccoa, GA	22,500
Total Hydro		1,126,412
Battery Energy Storage
Mossy Branch	Talbot County, GA	65,000

Total Georgia Power Generating Capacity		14,789,068

Mississippi Power
Natural Gas
Combined Cycle:
Daniel	Pascagoula, MS	1,070,424
Ratcliffe	Kemper County, MS	769,898
Combustion Turbine:
Sweatt	Meridian, MS	39,400
Watson	Gulfport, MS	39,360
Steam:
Greene County Units 1 and 2 (40%)	Demopolis, AL	200,000
Watson	Gulfport, MS	750,000
Total Natural Gas		2,869,082
Coal
Daniel	Pascagoula, MS	1,000,000
Solar
Walnut Grove	Walnut Grove, MS	1,500
Cogeneration
Chevron Cogenerating Station	Pascagoula, MS	147,292	(c)

Total Mississippi Power Generating Capacity		4,017,874

    Table of Contents                                Index to Financial Statements

Company/Facility Type(a)/Facility Name/ Ownership Percentage	Location	Nameplate Capacity (KWs)
Southern Power
Natural Gas
Combined Cycle:
Franklin	Smiths, AL	1,857,820
Harris	Autaugaville, AL	1,318,920
Rowan Unit 4	Salisbury, NC	530,550
Wansley Units 6 and 7	Carrollton, GA	1,073,000
Combustion Turbine:
Addison	Thomaston, GA	668,800
Cleveland	Cleveland County, NC	720,000
Dahlberg	Jackson County, GA	756,000
Rowan Units 1 through 3	Salisbury, NC	455,250
Total Natural Gas		7,380,340
Solar
Adobe	Kern County, CA	20,000
Apex	North Las Vegas, NV	20,000
Boulder I	Clark County, NV	100,000
Butler	Taylor County, GA	104,000
Butler Solar Farm	Taylor County, GA	22,000
Calipatria	Imperial County, CA	20,000
Campo Verde	Imperial County, CA	147,420
Cimarron	Colfax County, NM	30,640
Decatur County	Decatur County, GA	20,000
Decatur Parkway	Decatur County, GA	84,000
Desert Stateline	San Bernadino County, CA	299,990
East Pecos	Pecos County, TX	120,000
Garland	Kern County, CA	205,290
Gaskell West I	Kern County, CA	20,000
Granville	Granville County, NC	2,500
Henrietta	Kings County, CA	102,000
Imperial Valley	Imperial County, CA	163,200
Lamesa	Dawson County, TX	102,000
Lost Hills-Blackwell	Kern County, CA	32,000
Macho Springs	Luna County, NM	55,000
Morelos del Sol	Kern County, CA	15,000
North Star	Fresno County, CA	61,600
Pawpaw	Taylor County, GA	30,480
Roserock	Pecos County, TX	160,000
Rutherford	Rutherford County, NC	74,800
Sandhills	Taylor County, GA	148,000
South Cheyenne	Laramie County, WY	150,000
Spectrum	Clark County, NV	30,240
Tranquillity	Fresno County, CA	205,300
Total Solar		2,545,460	(d)
Wind
Beech Ridge II	Greenbrier County, WV	56,200
Bethel	Castro County, TX	276,000
Cactus Flats	Concho County, TX	148,350
Deuel Harvest	Deuel County, SD	301,100
Glass Sands	Murray County, OK	118,300

    Table of Contents                                Index to Financial Statements

Company/Facility Type(a)/Facility Name/ Ownership Percentage	Location	Nameplate Capacity (KWs)
Grant Plains	Grant County, OK	147,200
Grant	Grant County, OK	151,800
Kay	Kay County, OK	299,000
Passadumkeag	Penobscot County, ME	42,900
Reading	Osage & Lyon Counties, KS	200,100
Salt Fork	Donley & Gray Counties, TX	174,000
Skookumchuck	Lewis & Thurston Counties, WA	136,800
Tyler Bluff	Cooke County, TX	125,580
Wake	Crosby & Floyd Counties, TX	257,250
Wildhorse	Pushmataha County, OK	100,000
Total Wind		2,534,580	(e)
Battery Energy Storage
Garland	Kern County, CA	88,000	(f)
Tranquillity	Fresno County, CA	72,000	(f)
Total Battery Energy Storage		160,000
Fuel Cell
Red Lion and Brookside	New Castle and Newark, DE	27,500	(g)

Total Southern Power Generating Capacity		12,647,880

SEGCO
Gaston Units 1 through 4 (Natural Gas-Steam)	Wilsonville, AL	1,000,000
Gaston (Natural Gas-Combustion Turbine)	Wilsonville, AL	19,680
Total SEGCO Generating Capacity		1,019,680	(h)

Southern Company System
Natural Gas		23,360,146
Coal		9,023,212
Nuclear		4,786,706
Solar		2,933,006
Hydro		2,794,491
Wind		2,534,580
Cogeneration		611,938
Battery Energy Storage		225,000
Fuel Cell		27,500
Total Southern Company System Generating Capacity		46,296,579

(a)Represents the primary fuel source.
(b)Operated by OPC.
(c)Generation is dedicated to a single industrial customer. See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Credit Rating Risk" in Item 7 herein.
(d)Southern Power owns a 67% equity interest in SP Solar (a limited partnership indirectly owning all of Southern Power's solar facilities, except the Gaskell West I, Roserock, and South Cheyenne solar facilities). SP Solar is the 51% majority owner of Boulder I, Garland, Henrietta, Imperial Valley, Lost Hills Blackwell, North Star, and Tranquillity solar facilities; the 66% majority owner of Desert Stateline solar facility; and the sole owner of the remaining SP Solar solar facilities. Southern Power is the controlling partner in a tax equity partnership owning Gaskell West I and also owns 100% of Roserock and South Cheyenne. All of these entities are consolidated subsidiaries of Southern Power and the capacity shown in the table is 100% of the nameplate capacity for the respective facility. See Note 7 to the financial statements under "Southern Power – Variable Interest Entities – SP Solar" in Item 8 herein for additional information.

    Table of Contents                                Index to Financial Statements
(e)Southern Power is the controlling partner in a non-tax equity partnership for Beech Ridge II and is the controlling partner in tax equity partnerships owning Cactus Flats, Deuel Harvest, Reading, Skookumchuck, and Wildhorse. For Deuel Harvest and Skookumchuck, another partner holds a noncontrolling interest in Southern Power's remaining equity. Southern Power also owns 100% of Glass Sands and 100% of SP Wind (a holding company which owns the remaining eight Southern Power wind facilities). All of these entities are consolidated subsidiaries of Southern Power and the capacity shown in the table is 100% of the nameplate capacity for the respective facility. See Note 7 to the financial statements under "Southern Power – Variable Interest Entities – SP Wind" in Item 8 herein for additional information.
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
Except as discussed below under "Titles to Property," the principal plants and other important units of the traditional electric operating companies, Southern Power, and SEGCO are owned in fee by the respective companies. It is the opinion of management of each such company that its operating properties are adequately maintained, substantially in good operating condition, and suitable for their intended purpose.
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
On July 30, 2025, Mississippi Power completed its acquisition of FP&L's 50% ownership interest in Plant Daniel Units 1 and 2. See Note 2 to the financial statements under "Mississippi Power – Integrated Resource Plans" and " – Plant Daniel" and Note 15 to the financial statements under "Mississippi Power" in Item 8 herein for additional information on Plant Daniel.
In 2025, the maximum demand on the traditional electric operating companies, Southern Power Company, and SEGCO was 37,006,000 KWs and occurred on January 22, 2025. The all-time maximum demand of 38,194,000 KWs occurred on January 17, 2024. These amounts exclude demand served by capacity retained by MEAG Power, OPC, and SEPA. The reserve margin for the traditional electric operating companies, Southern Power Company, and SEGCO in 2025 was 20%.
Jointly-Owned Facilities
Alabama Power and Georgia Power at December 31, 2025 had undivided interests in certain generating plants and other related facilities with non-affiliated parties. The percentages of ownership of the total plant or facility are as follows:

		Percentage Ownership
Facility	Total Capacity	Alabama Power	Power South	Georgia Power	OPC	MEAG Power	Dalton	FP&L
	(MWs)
Plant Miller Units 1 and 2	1,320	91.8%	8.2%	—%	—%	—%	—%	—%
Plant Hatch	1,796	—	—	50.1	30.0	17.7	2.2	—
Plant Vogtle Units 1 through 4	4,742	—	—	45.7	30.0	22.7	1.6	—
Plant Scherer Units 1 and 2	1,636	—	—	8.4	60.0	30.2	1.4	—
Plant Scherer Unit 3	818	—	—	75.0	—	—	—	25.0
Rocky Mountain	903	—	—	25.4	74.6	—	—	—
Alabama Power and Georgia Power have contracted to operate and maintain the respective units in which each has an interest (other than Rocky Mountain) as agent for the joint owners. Southern Nuclear operates and provides services to Alabama Power's and Georgia Power's nuclear plants.
In addition, Georgia Power has commitments, in the form of capacity purchases totaling $34 million at December 31, 2025, regarding a portion of a 5% interest in the original cost of Plant Vogtle Units 1 and 2 owned by MEAG Power that are in effect until the later of the retirement of the plant or the latest stated maturity date of MEAG Power's bonds issued to finance such ownership interest. See Note 3 to the financial statements under "Commitments" in Item 8 herein for additional information.

    Table of Contents                                Index to Financial Statements
Titles to Property
The traditional electric operating companies', Southern Power's, and SEGCO's interests in the principal plants and other important units of the respective companies are owned in fee by such companies, subject to the following major encumbrances: (1) a leasehold interest granted by Mississippi Power's largest retail customer, Chevron Products Company (Chevron), at the Chevron refinery, where five combustion turbines owned by Mississippi Power are located and used for co-generation, as well as liens on these assets pursuant to the related co-generation agreements and (2) liens associated with Georgia Power's reimbursement obligations to the DOE under its loan guarantee relating to Plant Vogtle Units 3 and 4, which are secured by a first priority lien on (a) Georgia Power's undivided ownership interest in the units and (b) Georgia Power's rights and obligations under the principal contracts relating to the units. See Note 5 to the financial statements under "Assets Subject to Lien" and Note 8 to the financial statements under "Long-term Debt" in Item 8 herein for additional information. The traditional electric operating companies own the fee interests in certain of their principal plants as tenants in common. See "Jointly-Owned Facilities" herein and Note 5 to the financial statements under "Joint Ownership Agreements" in Item 8 herein for additional information. Properties such as electric transmission and distribution lines, steam heating mains, and gas pipelines are constructed principally on rights-of-way, which are maintained under franchise or are held by easement only. A substantial portion of lands submerged by reservoirs is held under flood right easements. In addition, certain of the renewable generating facilities occupy or use real property that is not owned, primarily through various leases, easements, rights-of-way, permits, or licenses from private landowners or governmental entities.
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
Distribution and Transmission Mains
Southern Company Gas' distribution systems transport natural gas from its pipeline suppliers to customers in its service areas. These systems consist primarily of distribution and transmission mains, compressor stations, peak shaving/storage plants, service lines, meters, and regulators. At December 31, 2025, Southern Company Gas' gas distribution operations segment owned approximately 77,900 miles of underground distribution and transmission mains, which are located on easements or rights-of-way that generally provide for perpetual use.
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

    Table of Contents                                Index to Financial Statements
Item 4.MINE SAFETY DISCLOSURES
Not applicable.

    Table of Contents                                Index to Financial Statements
INFORMATION ABOUT OUR EXECUTIVE OFFICERS – SOUTHERN COMPANY
(Identification of executive officers of Southern Company is inserted in Part I in accordance with Regulation S-K, Item 401) The ages of the officers set forth below are as of December 31, 2025.
Christopher C. Womack
Chairman, President, and Chief Executive Officer
Age 67
First elected in 2008. President since March 2023, Chief Executive Officer since May 2023, and Chairman since December 2023. Previously served as Chairman and Chief Executive Officer of Georgia Power from June 2021 to March 2023 and President of Georgia Power from November 2020 to March 2023.
David P. Poroch
Executive Vice President and Chief Financial Officer
Age 56
First elected in 2025. Executive Vice President and Chief Financial Officer since July 2025. Previously served as Comptroller from March 2023 to July 2025, Senior Vice President and Chief Accounting Officer of SCS from March 2023 to July 2025, and Executive Vice President, Chief Financial Officer, Chief Risk Officer, and Treasurer of Southern Company Gas from January 2021 to February 2023.
Bryan D. Anderson
Executive Vice President
Age 59
First elected in 2020. Executive Vice President and President of External Affairs since January 2021. Executive Vice President of SCS since November 2020.
Pedro P. Cherry
Chairman, President, and Chief Executive Officer of Mississippi Power
Age 54
First elected in 2025. Chairman and Chief Executive Officer of Mississippi Power since August 2025. President of Mississippi Power since March 2025. Previously served as Executive Vice President of Southern Company Gas and President and Chief Executive Officer of Atlanta Gas Light and Chattanooga Gas from August 2020 to March 2025.
Stanley W. Connally, Jr.
Executive Vice President and Chief Operating Officer
Age 56
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
Age 51
First elected in 2021. Executive Vice President since January 2021. Chairman of Southern Power since February 2021 and Executive Vice President of SCS, Chief Executive Officer of Southern Power, and President and Chief Executive Officer of Southern PowerSecure Holdings, Inc. and Southern Holdings since July 2020. Chairman, President, and Chief Executive Officer of SCS since January 2025.
Sloane N. Drake
Executive Vice President and Chief Human Resources Officer
Age 49
First elected in 2024. Executive Vice President and Chief Human Resources Officer of Southern Company and SCS since March 2023. Previously served as Senior Vice President of SCS from February 2019 to March 2023 and Senior Vice President of Georgia Power from August 2018 to March 2023.
Kimberly S. Greene
Chairman, President, and Chief Executive Officer of Georgia Power
Age 59
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
Age 61
First elected in 2014. Chairman, President, and Chief Executive Officer of Southern Company Gas since April 2023. Previously served as Executive Vice President, Chief Legal Officer, and Chief Compliance Officer of Southern Company from March 2014 to March 2023.
J. Jeffrey Peoples
Chairman, President, and Chief Executive Officer of Alabama Power
Age 66
First elected in 2023. Chairman, President, and Chief Executive Officer of Alabama Power since January 2023. Previously served as Executive Vice President of Customer and Employee Services of Alabama Power from June 2020 to January 2023.
Peter P. Sena III
Chairman, President, and Chief Executive Officer of Southern Nuclear
Age 62
First elected in 2024. Chairman and Chief Executive Officer of Southern Nuclear since June 2024. President of Southern Nuclear since March 2023. Previously served as Executive Vice President and Chief Nuclear Officer of Southern Nuclear from July 2019 to March 2023.
Sterling A. Spainhour
Executive Vice President and Chief Legal Officer
Age 57
First elected in 2023. Executive Vice President and Chief Legal Officer since April 2023. Previously served as Chief Compliance Officer of Southern Company from April 2023 to January 2024, Senior Vice President, General Counsel, Corporate Secretary, and Chief Compliance Officer of Georgia Power from June 2020 to March 2023, and Senior Vice President and General Counsel – East of SCS from July 2020 to March 2023.

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
(a)(2) Number of Southern Company's common stockholders of record at January 31, 2026: 87,056
Southern Company has paid dividends on its common stock since 1948. Dividends paid per share of common stock were $2.94 in 2025 and $2.86 in 2024. In January 2026, Southern Company declared a quarterly dividend of 74 cents per share. Dividends on Southern Company's common stock are payable at the discretion of Southern Company's Board of Directors and depend upon earnings, financial condition, and other factors. See Note 8 to the financial statements under "Dividend Restrictions" in Item 8 herein for additional information.
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
None.

Item 6.RESERVED

    Table of Contents                                Index to Financial Statements
Item 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussions of 2023 items and year-to-year comparisons between 2024 and 2023 that are not included in this Annual Report on Form 10-K can be found in Item 7 of each Registrant's Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on February 19, 2025. The following Management's Discussion and Analysis of Financial Condition and Results of Operations is a combined presentation; however, information contained herein relating to any individual Registrant is filed by such Registrant on its own behalf and each Registrant makes no representation as to information related to the other Registrants.
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

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
OVERVIEW
Business Activities
Southern Company is a holding company that owns all of the common stock of three traditional electric operating companies, Southern Power, and Southern Company Gas and owns other direct and indirect subsidiaries. The primary businesses of the Southern Company system are electricity sales by the traditional electric operating companies and Southern Power and the distribution of natural gas by Southern Company Gas. Southern Company's reportable segments are the sale of electricity by the traditional electric operating companies, the sale of electricity in the competitive wholesale market by Southern Power, and the distribution of natural gas and other complementary products and services by Southern Company Gas. See Note 16 to the financial statements for additional information.
•The traditional electric operating companies – Alabama Power, Georgia Power, and Mississippi Power – are vertically integrated utilities providing electric service to retail customers in three Southeastern states in addition to wholesale customers in the Southeast.
•Southern Power develops, constructs, acquires, owns, operates, and manages power generation assets, including battery energy storage projects, and sells electricity at market-based rates in the wholesale market. Southern Power continually seeks opportunities to execute its strategy to create value through various transactions including acquisitions, dispositions, and sales and purchases of partnership interests, development and construction of new generating facilities, and entry into PPAs primarily with investor-owned utilities, IPPs, municipalities, electric cooperatives, and other load-serving entities, as well as commercial and industrial customers. In general, Southern Power commits to the construction or acquisition of new generating capacity only after entering into or assuming long-term PPAs for the new facilities.
•Southern Company Gas is an energy services holding company whose primary business is the distribution of natural gas. Southern Company Gas owns natural gas distribution utilities in four states – Illinois, Georgia, Virginia, and Tennessee – and is also involved in several other complementary businesses. Southern Company Gas manages its business through three reportable segments – gas distribution operations, gas pipeline investments, and gas marketing services, which includes SouthStar, a Marketer and provider of energy-related products and services to natural gas choice markets – and one non-reportable segment, all other. See Notes 7, 15, and 16 to the financial statements for additional information.
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
Recent Developments
Alabama Power
Jurisdictional Separation Study Order
On June 5, 2025, the Alabama PSC approved an order authorizing Alabama Power to implement changes related to the Jurisdictional Separation Study (JSS) under Rate RSE, which allocates costs between retail and other electric services. For 2026, a revised JSS allocation factor will account for Alabama Power system capacity previously allocated to wholesale electric services that is being used for retail electric service starting January 1, 2026. In addition, Alabama Power is authorized to establish a regulatory asset to defer certain costs associated with this capacity for 2026, and those costs are estimated to be approximately $100 million. Beginning in 2027, Alabama Power will amortize the regulatory asset on a levelized basis over a period not exceeding 10 years.
Reliability Reserve Accounting Order
In 2025, Alabama Power utilized $30 million of the reliability reserve for reliability-related transmission, distribution, and generation expenses and accrued $83 million to the reliability reserve in accordance with procedures established in the reliability reserve accounting order. In addition, Alabama Power notified the Alabama PSC through its annual RSE filing of its intent to utilize $60 million of its reliability reserve balance in 2026. See Note 2 to the financial statements under "Alabama Power – Reliability Reserve Accounting Order" for additional information.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
Rate CNP New Plant
On August 13, 2025, the Alabama PSC approved Alabama Power's petition for a CCN authorizing Alabama Power to complete the acquisition of the Lindsay Hill Generating Station (879.7 MWs), which had been approved by the FERC on June 6, 2025. The transaction closed on September 30, 2025. See Notes 2 and 15 to the financial statements under "Alabama Power – Rate CNP New Plant" and "Alabama Power," respectively, for additional information.
Nuclear Production Tax Credits Order
On October 7, 2025, the Alabama PSC issued an order authorizing Alabama Power to establish a regulatory liability for nuclear PTCs received through its nuclear generating facilities pursuant to Internal Revenue Code §45U for tax years 2024 through 2032. The §45U PTCs will be deferred as a regulatory liability until the Alabama PSC provides direction on how to apply them for the benefit of customers. For the 2024 tax year, Alabama Power received $180 million in §45U PTCs on Southern Company's consolidated federal income tax return. The ultimate outcome of this matter cannot be determined at this time.
December 5th Consent Order
On December 5, 2025, the Alabama PSC issued a consent order (December 5th Consent Order) approving a plan to keep retail rates stable through 2027. Alabama Power has agreed to:
•a moratorium on any upward rate adjustments associated with Rate RSE for 2027;
•maintain the current Rate CNP Compliance factors through December 2027;
•delay the effective date of Rate CNP New Plant adjustment to recover costs associated with the Lindsay Hill Generating Station acquisition until January 2028 billings;
•maintain the current Rate CNP PPA factor through March 2028; and
•maintain the current Rate ECR interim factor through December 2027.
To implement the plan, the Alabama PSC authorized Alabama Power to apply any customer refund resulting from Alabama Power's 2025 Rate RSE actual result calculation to the NDR. The Alabama PSC also approved the use of Alabama Power's 2024 nuclear PTCs, when monetized, to offset retail cost of service in 2027. In addition, any future regulatory liabilities associated with monetized nuclear PTCs from 2025, 2026, and 2027 will be used to offset future retail cost of service, including any under recovered balances under Rate CNP and Rate ECR.
Furthermore, the Alabama PSC, as part of its routine oversight of Alabama Power's regulated activities, will monitor factors such as weather, natural disasters, changes in fuel markets, and other significant unforeseen events that may impact this plan. If such events occur, Alabama Power will work with the Alabama PSC to determine a reasonable and responsive course of action under the circumstances.
See Note 2 to the financial statements under "Alabama Power" for additional information.
Rate RSE
On December 1, 2025, Alabama Power made its required annual Rate RSE submission to the Alabama PSC of projected data for calendar year 2026. Projected earnings were within the specified range; therefore, retail rates under Rate RSE remain unchanged for 2026.
For the year ended December 31, 2025, Alabama Power's weighted common equity return exceeded 6.15%, resulting in Alabama Power establishing a current regulatory liability of $57 million for Rate RSE refunds, which was subsequently applied to the NDR pursuant to the December 5th Consent Order.
See Note 2 to the financial statements under "Alabama Power – Rate RSE" for additional information.
Georgia Power
2022 ARP
On July 1, 2025, the Georgia PSC approved a settlement agreement among Georgia Power, the staff of the Georgia PSC, and certain intervenors to extend the 2022 ARP for an additional three-year term through December 31, 2028 (ARP Extension). Under the ARP Extension, base rates will not be adjusted in 2026, 2027, or 2028 except for reasonable and prudent storm damage costs incurred through December 31, 2025.
In a separate regulatory proceeding, on February 17, 2026, Georgia Power filed a request with the Georgia PSC to recover the reasonable and prudent storm costs incurred through December 31, 2025, which is expected to increase annual recovery by approximately $300 million effective June 1, 2026. The proposed annual recovery included in the filing is expected to fully

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
recover the regulatory asset balance related to storm damage at December 31, 2025 over four years, and the remaining balance at December 31, 2028 will be included in the next rate case. Georgia Power expects the Georgia PSC to make a final decision on this matter on May 28, 2026. The ultimate outcome of this matter cannot be determined at this time.
Under the ARP Extension, Georgia Power's retail ROE set point will continue at 10.50% and its equity ratio will continue at 56%. Additionally, the retail ROE range approved by the Georgia PSC in the 2022 ARP, of 9.50% to 11.90%, will continue.
See Note 2 to the financial statements under "Georgia Power – Rate Plans" and " – Storm Damage Recovery" for additional information.
Integrated Resource Plans
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
•Investments related to the continued reliable operations of four hydro facilities, as well as the authority to spend up to $25 million to undertake engineering studies related to two additional hydro facilities.
•RFP for at least 1,100 MWs of utility scale and distributed generation renewable resources.
See Note 2 to the financial statements under "Georgia Power – Integrated Resource Plans – 2025 IRP" for additional information.
Certification Requests
On September 4, 2025, the Georgia PSC approved Georgia Power's request to certify a Georgia Power-owned battery energy storage facility with a capacity of 200 MWs and a projected COD in 2027.
On December 19, 2025, the Georgia PSC approved Georgia Power's request, as modified by a stipulation between Georgia Power and the staff of the Georgia PSC (Certification Stipulation), to certify the following resources totaling 9,885 MWs:
•18 resources selected from the RFP pursuant to the 2022 IRP final order, totaling 7,999 MWs (6,804 MWs of Georgia Power projects) with projected CODs or delivery commencement dates between 2028 and 2030.
•Extension of 50 MWs of an existing 750-MW affiliate PPA with Mississippi Power for an additional year through December 31, 2029.
•A 20-year non-affiliate PPA for 930 MWs commencing in 2030 and five 25-year non-affiliate PPAs totaling 646 MWs commencing in 2027.
•Construction of a 260-MW Georgia Power-owned battery energy storage facility with a projected COD in 2027 to be paired with an existing non-affiliate solar PPA.
Pursuant to the Certification Stipulation, Georgia Power has agreed to file its next base rate case in a manner that will ensure the incremental revenue from large load customers has downward pressure, on a levelized basis, of at least $556 million per year for the years 2029, 2030, and 2031.
The approved certification requests in September and December 2025 associated with these Georgia Power-owned projects and related transmission investments total approximately $16.7 billion, excluding AFUDC.
See Note 2 to the financial statements under "Georgia Power – Integrated Resource Plans – Certification Requests" and FINANCIAL CONDITION AND LIQUIDITY – "Cash Requirements" herein for additional information.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
Fuel Cost Recovery
On February 17, 2026, Georgia Power filed a request with the Georgia PSC to decrease fuel rates by 12.6% effective June 1, 2026, which is expected to reduce annual billings by approximately $388 million. Georgia Power expects the Georgia PSC to make a final decision on this matter on May 28, 2026. The ultimate outcome of this matter cannot be determined at this time. See Note 2 to the financial statements under "Georgia Power – Fuel Cost Recovery" for additional information.
Mississippi Power
On April 3, 2025, the FERC approved a settlement agreement filed by Mississippi Power and Cooperative Energy in December 2024, as part of the MRA tariff.
On June 17, 2025, the Mississippi PSC approved Mississippi Power's annual retail PEP filing for 2025, resulting in an annual increase in revenues of approximately 4.0%, or $41 million. In accordance with the PEP rate schedule, an increase of 2.0% of total retail revenues, or approximately $22 million, became effective with the first billing cycle of April 2025, and the remaining approximately $19 million became effective with the first billing cycle of July 2025. Also in the PEP filing, the Mississippi PSC approved Mississippi Power's use of a portion of its retail reliability reserve balance during 2025. As a result, Mississippi Power utilized the retail reliability reserve in the amount of $10.9 million during 2025 for reliability-related generation, transmission, and distribution expenses.
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
On November 17, 2025, Mississippi Power submitted its annual preliminary retail PEP filing for 2026 to the Mississippi PSC, which requested a 1.8%, or $20 million, annual increase in revenues. In accordance with the PEP rate schedule, the rate increase became effective with the first billing cycle of January 2026, subject to refund. The Mississippi PSC is expected to render a final decision in the second quarter 2026. The ultimate outcome of this matter cannot be determined at this time.
On February 13, 2026, Mississippi Power submitted its annual ECO Plan filing to the Mississippi PSC, which requested a $2 million annual increase in revenues. The ultimate outcome of this matter cannot be determined at this time.
See Note 2 to the financial statements under "Mississippi Power" for additional information.
Southern Power
During 2025, Southern Power continued construction of the 200-MW first phase, the 180-MW second phase, and the 132-MW third phase of the Millers Branch solar facility. In addition, Southern Power continued the development project to repower 200 MWs of the 299-MW Kay wind facility and began development projects to repower the full capacity of the 147-MW Grant Plains, the 152-MW Grant, the 257-MW Wake, and the 276-MW Bethel wind facilities. The output of the development projects is contracted under new and amended PPAs, with commercial operations projected to occur between the third quarter 2026 and the third quarter 2027. The ultimate outcome of these matters cannot be determined at this time. Subsequent to December 31, 2025, Southern Power completed construction of the 200-MW first phase of the Millers Branch solar facility. See Note 15 to the financial statements under "Southern Power" for additional information.
On December 31, 2025, Southern Power purchased 100% of the noncontrolling Class A membership interests in the SP Wind tax equity partnership for approximately $282 million. See Note 7 to the financial statements under "Southern Power – Variable Interest Entities – SP Wind" for additional information.
Southern Power calculates an investment coverage ratio for its generating assets, including those owned with various partners, based on the ratio of investment under contract to total investment using the respective facilities' net book value (or expected in-service value for facilities under construction) as the investment amount. With the inclusion of investments associated with facilities under construction, as well as other capacity and energy contracts, Southern Power's average investment coverage ratio at December 31, 2025 was 97% through 2030 and 89% through 2035, with an average remaining contract duration of approximately 12 years.
Southern Company Gas
Nicor Gas
In connection with Nicor Gas' 2023 general base rate case proceeding, the Illinois Commission disallowed $127 million of capital investments that have been completed or were planned to be completed through December 31, 2024. This amount is comprised of $31 million for capital investments placed in service in 2022 and 2023 under a nine-year regulatory infrastructure program

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
(Investing in Illinois) and $96 million for other transmission and distribution capital investments. Nicor Gas recorded a pre-tax charge to income in the fourth quarter 2023 of $58 million ($44 million after tax) associated with the disallowances. The disallowances are reflected on the statements of income in estimated loss on regulatory disallowance. In January 2024, the Illinois Commission denied a request by Nicor Gas for rehearing on the base rate case disallowances associated with capital investment, as well as on other issues determined in the Illinois Commission's 2023 base rate case decision. In February 2024, Nicor Gas filed a notice of appeal with the Illinois Appellate Court related to the Illinois Commission's rate case ruling. On December 1, 2025, the Illinois Appellate Court upheld the Illinois Commission's decision regarding certain capital investment disallowances in Nicor Gas' 2023 general base rate case proceeding. On December 22, 2025, Nicor Gas filed a petition for rehearing with the Illinois Appellate Court specifically addressing $43 million of the base rate case disallowances.
Any further cost disallowances by the Illinois Commission in the 2020 through 2023 annual review proceedings of the Investing in Illinois program could be material to the financial statements of Southern Company Gas. See Note 2 to the financial statements under "Southern Company Gas – Infrastructure Replacement Programs and Capital Projects – Nicor Gas" for additional information.
On November 19, 2025, the Illinois Commission approved a $168 million annual base rate increase for Nicor Gas, which became effective December 2, 2025. The base rate increase was based on an ROE of 9.60% and an equity ratio of 50.00%.
Additionally, the Illinois Commission excluded $120 million of capital investments included in the base rate case filing that have been incurred or are expected to be incurred through December 31, 2026. Nicor Gas analyzed the Illinois Commission's order and recorded a pre-tax charge to income in the fourth quarter 2025 of $63 million ($47 million after tax) associated with excluded capital investments that have been incurred. The disallowances are reflected on the statements of income in estimated loss on regulatory disallowance.
On January 6, 2026, the Illinois Commission denied a request by Nicor Gas for rehearing on the base rate case disallowances associated with capital investment, as well as on other issues determined in the Illinois Commission's November 19, 2025 base rate case decision. On January 14, 2026, Nicor Gas filed a petition for review with the Illinois Appellate Court related to the Illinois Commission's rate case ruling. It remains Nicor Gas' position that it has met its evidentiary burden to demonstrate that the amount and the timing of such capital investments are prudent and reasonable and that such capital investments should be included in base rates.
On January 9, 2026, Nicor Gas filed a general base rate case with the Illinois Commission requesting a $221 million increase in annual base rate revenues. The requested increase is based on a projected test year for the 12-month period ending December 31, 2027, an ROE of 10.35%, and an equity ratio of 54.6%. The Illinois Commission is expected to rule on the requested increase within the 11-month statutory time limit, after which rate adjustments will be effective. See Note 2 to the financial statements under "Southern Company Gas – Rate Proceedings – Nicor Gas" for additional information.
The ultimate outcome of these matters cannot be determined at this time.
Virginia Natural Gas
On December 17, 2025, the Virginia Commission approved a stipulation related to Virginia Natural Gas' August 2024 general base rate case filing. The approved stipulation provides for a $40 million increase in annual base rate revenues, including the recovery of investments under the SAVE program, an ROE of 9.85%, and an equity ratio of 49.35%. Interim rates became effective January 1, 2025, subject to refund, based on Virginia Natural Gas' original requested increase of approximately $63 million. Refunds to customers related to the difference between the approved rates implemented December 31, 2025 and the interim rates will be administered during the first quarter 2026.
Key Performance Indicators
In striving to achieve attractive risk-adjusted returns while providing cost-effective energy to approximately 9.0 million electric and gas utility customers collectively, the traditional electric operating companies and Southern Company Gas continue to focus on several key performance indicators. These indicators include, but are not limited to, customer satisfaction, plant availability, electric and natural gas system reliability, and execution of major construction projects. In addition, Southern Company and the Subsidiary Registrants focus on earnings per share (EPS) and net income, respectively, as a key performance indicator. See RESULTS OF OPERATIONS herein for information on the Registrants' financial performance.
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

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
information on Alabama Power's Rate RSE and Mississippi Power's PEP rate plan, respectively, both of which contain mechanisms that directly tie customer service indicators to the allowed equity return.
Southern Company Gas also continues to focus on several operating metrics, including customer count and volumes of natural gas sold. See RESULTS OF OPERATIONS – "Southern Company Gas" herein for additional information on Southern Company Gas' operating metrics.
Southern Power continues to focus on several key performance indicators, including, but not limited to, the equivalent forced outage rate and contract availability to evaluate operating results and help ensure its ability to meet its contractual commitments to customers.
RESULTS OF OPERATIONS
Southern Company
Consolidated net income attributable to Southern Company was $4.3 billion in 2025, a decrease of $60 million, or 1.4%, from 2024. The decrease was primarily due to increases in depreciation and amortization, other operations and maintenance expenses, and interest expense, largely offset by increases in retail electric revenues associated with rates and pricing and sales growth, other revenues, natural gas revenues associated with base rate increases, and allowance for equity funds used during construction.
Basic EPS was $3.94 in 2025 and $4.02 in 2024. Diluted EPS, which factors in additional shares primarily related to stock-based compensation, was $3.92 in 2025 and $3.99 in 2024. EPS for 2025 and 2024 was negatively impacted by $0.03 and $0.01 per share, respectively, as a result of increases in the average shares outstanding. See Note 8 to the financial statements under "Outstanding Classes of Capital Stock – Southern Company" for additional information.
Dividends paid per share of common stock were $2.94 in 2025 and $2.86 in 2024. In January 2026, Southern Company declared a quarterly dividend of 74 cents per share. For 2025, the dividend payout ratio was 75% compared to 71% for 2024.
Discussion of Southern Company's results of operations is divided into three parts – the Southern Company system's primary business of electricity sales, its gas business, and its other business activities.

	2025	2024
	(in millions)
Electricity business	$4,707	$4,473
Gas business	732	740
Other business activities	(1,098)	(812)
Net Income	$4,341	$4,401

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
Electricity Business
Southern Company's electric utilities generate and sell electricity to retail and wholesale customers. A condensed statement of income for the electricity business follows:

	2025	Increase (Decrease) from 2024
	(in millions)
Retail electric revenues	$19,331	$1,541
Wholesale electric revenues	2,941	510
Other electric revenues	953	57
Other revenues	552	66
Total electric operating revenues	23,777	2,174
Fuel	4,897	801
Purchased power	980	97
Cost of other sales	274	37
Other operations and maintenance	5,454	364
Depreciation and amortization	4,725	691
Taxes other than income taxes	1,263	(25)
Total electric operating expenses	17,593	1,965
Operating income	6,184	209
Allowance for equity funds used during construction	318	109
Interest expense, net of amounts capitalized	1,445	73
Other income (expense), net	519	(4)
Income taxes	1,039	36
Net income	4,537	205
Net loss attributable to noncontrolling interests	(170)	(29)
Net Income Attributable to Southern Company	$4,707	$234
Retail Electric Revenues
Retail electric revenues increased $1.5 billion, or 8.7%, in 2025 as compared to 2024. Details of the changes in retail electric revenues were as follows:

	2025 vs. 2024
	(in millions)	(% change)
Estimated change in retail electric revenues resulting from —
Rates and pricing	$885	5.0%
Sales growth	216	1.2
Weather	(45)	(0.2)
Fuel and other cost recovery	485	2.7
Total change in retail electric revenues	$1,541	8.7%
Changes in rates and pricing resulted in an increase in retail electric revenues in 2025 as compared to 2024 primarily due to increases at Georgia Power related to base tariff increases and increased ECCR tariff revenues in accordance with the 2022 ARP and the inclusion of Plant Vogtle Unit 4 in retail rates net of elimination of the NCCR tariff, as well as an increase in Rate RSE at Alabama Power. See Note 2 to the financial statements under "Alabama Power" and "Georgia Power" for additional information.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
Changes in sales resulted in an increase in retail electric revenues in 2025 as compared to 2024. Changes in retail electric revenues are influenced heavily by the change in the volume of energy sold from year to year, which generally results from changes in electricity usage by customers, weather, and the number of customers. Total retail KWH sales for 2025 and the percent changes from 2024 were as follows:

	2025
	Total KWHs	Total KWH Percent Change	Weather-Adjusted Percent Change(*)
	(in billions)
Residential	49.8	1.1%	0.8%
Commercial	51.4	2.5	2.8
Industrial	49.6	1.4	1.4
Other	0.5	(2.0)	(2.0)
Total retail energy sales	151.3	1.6%	1.7%
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
Weather-adjusted retail energy sales increased by 2.5 billion KWHs in 2025 as compared to 2024. Weather-adjusted residential KWH sales increased 0.8% primarily due to customer growth. Weather-adjusted commercial KWH sales increased 2.8% primarily due to additional sales from new and existing data centers at Georgia Power. Industrial KWH sales increased 1.4% primarily due to increases in the electronics and primary metals sectors, partially offset by decreases in the pipeline and textiles sectors.
Changes in fuel and other cost recovery revenues resulted in an increase in retail electric revenues in 2025 as compared to 2024 primarily due to higher recoverable fuel costs, as discussed further under "Fuel and Purchased Power Expenses" herein. Electric rates for the traditional electric operating companies include provisions to adjust billings for fluctuations in fuel costs, including the energy component of purchased power costs. Under these provisions, fuel revenues generally equal fuel expenses, including the energy component of PPA costs, and do not affect net income. The traditional electric operating companies each have one or more regulatory mechanisms to recover other costs such as environmental and other compliance costs, storm damage, new plants, and PPA capacity costs. See Note 2 to the financial statements for additional information.
Wholesale Electric Revenues
Wholesale electric revenues increased $510 million, or 21.0%, in 2025 as compared to 2024. Details of wholesale electric revenues were as follows:

	2025	Increase (Decrease) from 2024
	(in millions)
Capacity and other	$657	$5
Energy	2,284	505
Total	$2,941	$510
The change in wholesale electric revenues was largely driven by increases in energy revenues of $326 million at the traditional electric operating companies and $179 million at Southern Power. The increase in energy revenues was due to a $420 million increase related to the average cost per KWH sold primarily resulting from higher fuel and purchased power prices, as well as an $85 million increase related to the volume of KWHs sold resulting from higher demand. Wholesale energy sales totaled 52.5 billion KWHs in 2025, a 4.7% increase as compared to 2024.
Wholesale electric revenues consist of revenues from PPAs and short-term opportunity sales. Wholesale electric revenues from PPAs (other than solar and wind PPAs) have both capacity and energy components. Capacity revenues generally represent the greatest contribution to net income and are designed to provide recovery of fixed costs plus a return on investment. Energy revenues will vary depending on fuel prices, the market prices of wholesale energy compared to the Southern Company system's generation, demand for energy within the Southern Company system's electric service territory, and the availability of the Southern Company system's generation. Increases and decreases in energy revenues that are driven by fuel prices are accompanied by an increase or decrease in fuel costs and do not have a significant impact on net income. Energy sales from solar

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
and wind PPAs do not have a capacity charge and customers either purchase the energy output of a dedicated renewable facility through an energy charge or through a fixed price related to the energy. As a result, the ability to recover fixed and variable operations and maintenance expenses is dependent upon the level of energy generated from these facilities, which can be impacted by weather conditions, equipment performance, transmission constraints, and other factors. Wholesale electric revenues at Mississippi Power include FERC-regulated MRA sales and market-based sales. Short-term opportunity sales are made at market-based rates that generally provide a margin above the Southern Company system's variable cost to produce the energy.
Other Electric Revenues
Other electric revenues increased $57 million, or 6.4%, in 2025 as compared to 2024. The increase was primarily due to increases of $27 million in revenues from renewable energy programs at Georgia Power primarily associated with solar application fees, $24 million in regulated outdoor lighting sales at Georgia Power, $17 million in realized gains associated with price stability products for retail customers on variable demand-driven pricing tariffs at Georgia Power, $10 million in customer fees at Georgia Power, and $7 million related to undistributed customer bill credits at Alabama Power, partially offset by decreases of $19 million in pole attachment revenues at Alabama Power and Georgia Power and $16 million associated with transmission revenues at Southern Power.
Other Revenues
Other revenues increased $66 million, or 13.6%, in 2025 as compared to 2024. The increase was primarily due to increases of $80 million in unregulated sales primarily associated with power delivery construction and maintenance, renewables, and resiliency projects at Georgia Power, partially offset by decreases of $10 million in unregulated sales associated with energy conservation projects at Georgia Power and $8 million in unregulated sales of products and services at Alabama Power.
Fuel and Purchased Power Expenses
In 2025, total fuel and purchased power expenses were $5.9 billion, an increase of $898 million, or 18.0%, as compared to 2024. The increase was primarily the result of a $592 million net increase related to the average cost of fuel and purchased power and a $251 million increase related to the volume of KWHs generated and purchased. Also contributing to the increase was $55 million related to credits recorded at Georgia Power in 2024 resulting from litigation related to nuclear fuel disposal costs. See Note 3 to the financial statements under "Nuclear Fuel Disposal Costs" for additional information.
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

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
Details of the Southern Company system's generation and purchased power and the related costs were as follows:

	2025	2024
Total generation (in billions of KWHs)(a)	191	188
Total purchased power (in billions of KWHs)	21	18
Sources of generation (percent) —
Gas	51	52
Coal	20	18
Nuclear(a)	19	20
Wind, Solar, and Other	8	8
Hydro	2	2
Cost of fuel, generated (in cents per net KWH) —
Gas	3.37	2.62
Nuclear(a)(b)	0.83	0.86
Coal	3.75	3.94
Average cost of fuel, generated (in cents per net KWH)(a)(b)	2.89	2.50
Average cost of purchased power (in cents per net KWH)(c)	5.01	5.14
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
Cost of Other Sales
Cost of other sales increased $37 million, or 15.6%, in 2025 as compared to 2024. The increase was primarily due to an increase in expenses associated with unregulated power delivery construction and maintenance contracts at Georgia Power.
Other Operations and Maintenance Expenses
Other operations and maintenance expenses increased $364 million, or 7.2%, in 2025 as compared to 2024. The increase was primarily due to a $132 million increase in generation expenses primarily due to non-outage maintenance expenses largely resulting from Plant Vogtle Unit 4 being placed in service in April 2024 at Georgia Power, as well as planned outages at Alabama Power and Mississippi Power, a $114 million gain in 2024 from the sale of integrated transmission system assets at Georgia Power, and increases of $65 million associated with reliability reserve accruals and reliability-related expenses at Alabama Power, $62 million associated with NDR accruals at Alabama Power, $60 million in certain employee compensation and benefit expenses, $57 million in certain technology infrastructure and application production costs, and $28 million related to injuries and damages primarily at Georgia Power, partially offset by a decrease of $98 million in transmission and distribution costs primarily associated with line maintenance and billings adjustments with integrated transmission system owners at Georgia Power, an increase of $39 million in credits to income related to the estimated probable loss on Plant Vogtle Units 3 and 4 at Georgia Power, and a $36 million impairment loss in 2024 associated with Alabama Power discontinuing the development of a multi-use commercial facility. See Note 1 to the financial statements under "Impairment of Long-Lived Assets" and Note 2 to the financial statements under "Alabama Power – Reliability Reserve Accounting Order" and – "Rate NDR" and "Georgia Power – Transmission Asset Sales" and " – Nuclear Construction" for additional information.
Depreciation and Amortization
Depreciation and amortization increased $691 million, or 17.1%, in 2025 as compared to 2024. The increase was primarily due to increases of $298 million in accelerated depreciation at Southern Power related to wind repowering projects, $226 million associated with additional plant in service, and $123 million in amortization of regulatory assets related to CCR AROs at Georgia Power as approved in the 2025 compliance filing under the terms of the 2022 ARP. See FUTURE EARNINGS POTENTIAL – "Construction Programs" herein and Notes 2 and 15 to the financial statements under "Georgia Power" and "Southern Power – Wind Repowering Projects," respectively, for additional information.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
Taxes Other Than Income Taxes
Taxes other than income taxes decreased $25 million, or 1.9%, in 2025 as compared to 2024. The decrease was primarily due to decreases of $78 million in property taxes primarily resulting from the actualization of prior-year tax assessments at Georgia Power, partially offset by increases of $21 million in municipal franchise fees resulting from higher retail revenues at Georgia Power, $18 million in utility license taxes at Alabama Power resulting from an increase in the tax base, and $9 million in payroll taxes.
Allowance for Equity Funds Used During Construction
Allowance for equity funds used during construction increased $109 million, or 52.2%, in 2025 as compared to 2024. The increase was primarily associated with increases in capital expenditures subject to AFUDC at Georgia Power and Alabama Power, partially offset by the impact of Plant Vogtle Unit 4 being placed in service in April 2024 at Georgia Power. See Notes 1 and 2 to the financial statements under "Allowance for Funds Used During Construction and Interest Capitalized" and "Georgia Power," respectively, for additional information.
Interest Expense, Net of Amounts Capitalized
Interest expense, net of amounts capitalized increased $73 million, or 5.3%, in 2025 as compared to 2024. The increase primarily reflects approximately $95 million related to higher average outstanding borrowings and a decrease of $12 million in net deferred financing costs related to Plant Vogtle Unit 3 at Georgia Power, partially offset by an increase of $41 million in capitalized interest and AFUDC debt associated with increased capital expenditures. See FINANCIAL CONDITION AND LIQUIDITY – "Sources of Capital" and – "Financing Activities" herein, Note 1 to the financial statements under "Allowance for Funds Used During Construction and Interest Capitalized," and Note 8 to the financial statements for additional information.
Other Income (Expense), Net
Other income (expense), net decreased $4 million, or 0.8%, in 2025 as compared to 2024 primarily due to a $40 million increase in charitable donations at the traditional electric operating companies, primarily at Georgia Power, largely offset by increases of $13 million in interest income, $13 million in customer charges related to contributions in aid of construction at the traditional electric operating companies, and $10 million related to the receipt of liquidated damages at Alabama Power associated with the termination of two solar projects.
Income Taxes
Income taxes increased $36 million, or 3.6%, in 2025 as compared to 2024. The increase was primarily due to higher pre-tax earnings and a $29 million increase in charges to a valuation allowance on certain state tax credit carryforwards at Georgia Power, partially offset by increases of $28 million in the flowback of certain excess deferred income taxes at the traditional electric operating companies and $21 million in the generation of advanced nuclear PTCs at Georgia Power. See Note 10 to the financial statements for additional information.
Net Loss Attributable to Noncontrolling Interests
Substantially all noncontrolling interests relate to renewable projects at Southern Power. Net loss attributable to noncontrolling interests increased $29 million, or 20.6%, in 2025 as compared to 2024. The increased loss was primarily due to $20 million in higher HLBV loss allocations to Southern Power's tax equity partners and $11 million in lower income allocations to Southern Power's equity partners.
Gas Business
Southern Company Gas distributes natural gas through utilities in four states and is involved in several other complementary businesses including gas pipeline investments and gas marketing services.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
A condensed statement of income for the gas business follows:

	2025	Increase (Decrease) from 2024
	(in millions)
Natural gas revenues	$5,044	$588
Cost of natural gas	1,599	403
Other operations and maintenance	1,360	125
Depreciation and amortization	708	58
Taxes other than income taxes	272	24
Total operating expenses	3,939	610
Operating income	1,105	(22)
Earnings from equity method investments	127	(19)
Interest expense, net of amounts capitalized	377	36
Other income (expense), net	59	(7)
Income taxes	182	(76)
Net income	$732	$(8)
Southern Company Gas measures weather and the effect on its business using Heating Degree Days. Generally, increased Heating Degree Days result in higher demand for natural gas on Southern Company Gas' distribution system. During the Heating Season, more customers are connected to Southern Company Gas' distribution systems and natural gas usage is higher in periods of colder weather. As a result, operating results can vary significantly from quarter to quarter. For 2025, the percentage of operating revenues and net income generated during the Heating Season was 66% and 82%, respectively. For 2024, the percentage of operating revenues and net income generated during the Heating Season was 62% and 80%, respectively.
Natural Gas Revenues
Natural gas revenues in 2025 were $5.0 billion, reflecting a $588 million, or 13.2%, increase compared to 2024. Details of natural gas revenues were as follows:

	2025 vs. 2024
	(in millions)	(% change)
Estimated change in natural gas revenues resulting from –
Rate changes	$146	3.3%
Gas costs and other cost recovery	372	8.3
Gas marketing services	61	1.4
Other	9	0.2
Total change in natural gas revenues	$588	13.2%
Changes in rates resulted in an increase in revenues in 2025 as compared to 2024 primarily due to base rate increases at Atlanta Gas Light and Virginia Natural Gas. See Note 2 to the financial statements under "Southern Company Gas – Rate Proceedings" for additional information.
Revenues associated with gas costs and other cost recovery increased in 2025 primarily due to higher cost of natural gas driven by higher natural gas prices and gas volumes, as well as increases in other expenses passed through to customers. Natural gas distribution rates include provisions to adjust billings for fluctuations in natural gas costs. Therefore, gas costs recovered through natural gas revenues generally equal the amount expensed in cost of natural gas and do not affect net income from the natural gas distribution utilities. See "Cost of Natural Gas" and "Other Operations and Maintenance Expenses" herein for additional information.
Revenues from gas marketing services increased in 2025 primarily due to higher commodity prices.
Southern Company Gas has various regulatory mechanisms, such as weather and revenue normalization and straight-fixed-variable rate design, which limits positive or negative impacts to income from exposure to weather changes within typical ranges in each of its utility's respective service territory. Southern Company Gas also utilizes weather hedges to limit the negative income

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
impacts in the event of warmer-than-normal weather in Illinois and Georgia for gas marketing services. Therefore, weather typically does not have a significant net income impact.
Cost of Natural Gas
Excluding Atlanta Gas Light, which does not sell natural gas to end-use customers, the natural gas distribution utilities' rates include provisions to adjust billings for fluctuations in natural gas costs. Therefore, gas costs recovered through natural gas revenues generally equal the amount expensed in cost of natural gas and do not affect net income from the natural gas distribution utilities. See Note 2 to the financial statements under "Southern Company Gas – Natural Gas Cost Recovery" for additional information. Cost of natural gas at the natural gas distribution utilities represented 81.7% of the total cost of natural gas for 2025.
Gas marketing services customers are charged for actual and estimated natural gas consumed. Cost of natural gas includes the cost of fuel and associated transportation costs, lost and unaccounted for gas, and gains and losses associated with certain derivatives.
Cost of natural gas was $1.6 billion, an increase of $403 million, or 33.7%, in 2025 as compared to 2024, which reflects higher gas cost recovery in 2025 as a result of a 51.0% increase in natural gas prices as compared to 2024.
Other Operations and Maintenance Expenses
Other operations and maintenance expenses increased $125 million, or 10.1%, in 2025 as compared to 2024. The increase was primarily due to $63 million in charges related to the disallowance of certain capital investments at Nicor Gas, as well as increases of $38 million in employee compensation and benefit expenses, $23 million in expenses passed through to customers at the natural gas distribution utilities, and $17 million in bad debt expense, partially offset by a decrease of $26 million related to certain deferred expenses. See Note 2 to the financial statements under "Southern Company Gas – Rate Proceedings – Nicor Gas" for additional information.
Depreciation and Amortization
Depreciation and amortization increased $58 million, or 8.9%, in 2025 as compared to 2024. The increase was primarily due to additional plant in service related to continued investments at the natural gas distribution utilities. See Note 2 to the financial statements under "Southern Company Gas – Infrastructure Replacement Programs and Capital Projects" for additional information.
Taxes Other Than Income Taxes
Taxes other than income taxes increased $24 million, or 9.7%, in 2025 as compared to 2024. The increase was primarily due to an increase in revenue taxes as a result of higher natural gas revenues at Nicor Gas. Revenue taxes imposed on Nicor Gas are recoverable from its customers.
Earnings from Equity Method Investments
Earnings from equity method investments decreased $19 million, or 13.0%, in 2025 as compared to 2024. The decrease was primarily due to legal settlements, increased spending on system integrity initiatives, and lower rates, all at SNG. See Note 7 to the financial statements under "Southern Company Gas" for additional information.
Interest Expense, Net of Amounts Capitalized
Interest expense, net of amounts capitalized increased $36 million, or 10.6%, in 2025 as compared to 2024. The increase was primarily associated with higher average outstanding borrowings. See FINANCIAL CONDITION AND LIQUIDITY – "Sources of Capital" and – "Financing Activities" herein and Note 8 to the financial statements for additional information.
Income Taxes
Income taxes decreased $76 million, or 29.5%, in 2025 as compared to 2024. The decrease was primarily due to lower pre-tax earnings, including the impact of the regulatory disallowance at Nicor Gas, an increase of $36 million in the flowback of excess federal and state deferred income taxes, and a decrease of $8 million related to uncertain state tax positions in 2024. See Note 2 to the financial statements under "Southern Company Gas – Rate Proceedings – Nicor Gas" and Note 10 to the financial statements for additional information.
Other Business Activities
Southern Company's other business activities primarily include the parent company (which does not allocate operating expenses to business units); PowerSecure, which provides distributed energy and resilience solutions and deploys microgrids for commercial, industrial, governmental, and utility customers; Southern Holdings, which, through its subsidiaries, invests in various projects and insures various risk exposures of Southern Company and its subsidiaries; and Southern Linc, which provides digital

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
wireless communications for use by the Southern Company system and also markets these services to the public and provides fiber optics services within the Southeast.
A condensed statement of operations for Southern Company's other business activities follows:

	2025	Increase (Decrease) from 2024
	(in millions)
Operating revenues	$732	$67
Cost of other sales	408	(3)
Other operations and maintenance	254	41
Depreciation and amortization	69	(2)
Taxes other than income taxes	4	—
Total operating expenses	735	36
Operating income (loss)	(3)	31
Earnings (loss) from equity method investments	(21)	(5)
Interest expense	1,417	387
Other income (expense), net	(50)	(26)
Income taxes (benefit)	(393)	(101)
Net loss	$(1,098)	$(286)
Operating Revenues
Operating revenues for these other business activities increased $67 million, or 10.1%, in 2025 as compared to 2024 primarily due to an increase in revenues at PowerSecure largely related to a higher volume of distributed infrastructure projects.
Other Operations and Maintenance
Other operations and maintenance expenses for these other business activities increased $41 million, or 19.2%, in 2025 as compared to 2024 primarily due to an increase of $43 million in expenses at PowerSecure primarily related to a higher volume of distributed infrastructure projects, partially offset by a decrease of $16 million in expenses at the parent company primarily related to lower director compensation expenses.
Interest Expense
Interest expense for these other business activities, which primarily results from parent company financing activities, increased $387 million, or 37.6%, in 2025 as compared to 2024 primarily due to increases of $252 million associated with the extinguishment of debt at the parent company, $117 million related to higher average outstanding borrowings, and $29 million related to higher interest rates. See Note 8 to the financial statements for additional information.
Other Income (Expense), Net
Other income (expense), net for these other business activities decreased $26 million, or 108.3%, in 2025 as compared to 2024 primarily due to an increase in charitable donations at the parent company.
Income Taxes (Benefit)
The income tax benefit for these other business activities increased $101 million, or 34.6%, in 2025 as compared to 2024 primarily due to higher pre-tax losses at the parent company.
Alabama Power
Alabama Power's net income was $1.5 billion in 2025, representing a $113 million, or 8.1%, increase from 2024. The increase was primarily due to higher retail electric revenues resulting from changes in rates and pricing, partially offset by increases in other operations and maintenance expenses and depreciation and amortization.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
A condensed income statement for Alabama Power follows:

	2025	Increase (Decrease) from 2024
	(in millions)
Retail revenues	$7,136	$497
Wholesale revenues, non-affiliates	449	112
Wholesale revenues, affiliates	188	49
Other revenues	462	23
Total operating revenues	8,235	681
Fuel	1,524	166
Purchased power	508	134
Other operations and maintenance	2,026	131
Depreciation and amortization	1,510	51
Taxes other than income taxes	498	27
Total operating expenses	6,066	509
Operating income	2,169	172
Allowance for equity funds used during construction	69	12
Interest expense, net of amounts capitalized	465	17
Other income (expense), net	168	11
Income taxes	425	65
Net income	$1,516	$113
Retail Revenues
Retail revenues increased $497 million, or 7.5%, in 2025 as compared to 2024. Details of the changes in retail revenues were as follows:

	2025 vs. 2024
	(in millions)	(% change)
Estimated change in retail revenues resulting from —
Rates and pricing	$300	4.5%
Sales growth	13	0.2
Weather	(3)	—
Fuel and other cost recovery	187	2.8
Total change in retail revenues	$497	7.5%
Changes in rates and pricing resulted in an increase in revenues primarily due to an increase in Rate RSE. See Note 2 to the financial statements under "Alabama Power – Rate RSE" for additional information.
Changes in sales resulted in an increase in retail revenues in 2025 as compared to 2024. Changes in retail revenues are influenced heavily by the change in the volume of energy sold from year to year, which generally results from changes in electricity usage by

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
customers, weather, and the number of customers. Total retail KWH sales for 2025 and the percent change from 2024 were as follows:

	2025
	Total KWHs	Total KWH Percent Change	Weather-Adjusted Percent Change(*)
	(in billions)
Residential	18.2	0.7%	0.5%
Commercial	13.2	(0.5)	0.2
Industrial	20.7	1.1	1.1
Other	0.1	(7.1)	(7.1)
Total retail sales	52.2	0.5%	0.7%
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
Weather-adjusted retail energy sales increased by 0.3 billion KWHs in 2025 as compared to 2024. Weather-adjusted residential and commercial KWH sales increased 0.5% and 0.2%, respectively, primarily due to customer growth. Industrial KWH sales increased 1.1% primarily due to increases in the primary metals sector.
Changes in fuel and other cost recovery revenues resulted in an increase in retail revenues in 2025 as compared to 2024 primarily due to higher recoverable fuel costs, as discussed further under "Fuel and Purchased Power Expenses" herein. Electric rates include provisions to recognize the recovery of fuel costs, purchased power costs, PPAs certificated by the Alabama PSC, and costs associated with the NDR. Under these provisions, fuel and other cost recovery revenues generally equal fuel and other cost recovery expenses and do not affect net income. See Note 2 to the financial statements under "Alabama Power" for additional information.
Wholesale Revenues
Wholesale revenues from sales to non-affiliates increased $112 million, or 33.2%, in 2025 as compared to 2024. Details of wholesale revenues from sales to non-affiliated utilities were as follows:

	2025	Increase (Decrease) from 2024
	(in millions)
Capacity and other	$134	$27
Energy	315	85
Total non-affiliated	$449	$112
The increase in wholesale revenues from sales to non-affiliates was due to increases of $45 million related to the volume of KWH sales associated with higher demand, $40 million related to the average cost per KWH sold due to higher Southern Company system fuel and purchased power prices, and $27 million related to non-fuel revenues from wholesale capacity contracts. Wholesale energy sales to non-affiliates totaled 7.6 billion KWHs in 2025, an 18.4% increase as compared to 2024.
Wholesale revenues from sales to non-affiliates consist of PPAs and short-term opportunity sales. Wholesale revenues from PPAs have both capacity and energy components. Wholesale capacity revenues from PPAs are recognized in amounts billable under the contract terms and provide for recovery of fixed costs and a return on investment. Wholesale revenues from sales to non-affiliates will vary depending on fuel prices, the market prices of wholesale energy compared to the cost of Alabama Power's and the Southern Company system's generation, demand for energy within the Southern Company system's electric service territory, and the availability of the Southern Company system's generation. Increases and decreases in energy revenues that are driven by fuel prices are accompanied by an increase or decrease in fuel costs and do not affect net income. Short-term opportunity energy sales are made at market-based rates that generally provide a margin above Alabama Power's variable cost to produce the energy.
Wholesale revenues from sales to affiliates increased $49 million, or 35.3%, in 2025 as compared to 2024. The increase was primarily due to an increase of $48 million related to the average price of energy due to an increase in natural gas prices. Wholesale energy sales to affiliates totaled 5.7 billion KWHs in 2025, a 0.4% increase as compared to 2024.

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
Other Revenues
In 2025, other operating revenues increased $23 million, or 5.2%, as compared to 2024 primarily due to an $11 million increase in open access transmission tariff sales, a $10 million increase in regulated energy services revenues, $7 million related to undistributed customer bill credits associated with nuclear fuel disposal costs litigation, which was offset by an additional NDR accrual within other operations and maintenance expenses, and a $4 million increase in cogeneration revenues primarily related to higher fuel prices. These increases were partially offset by a $10 million decrease in pole attachment revenues and an $8 million decrease in sales of unregulated products and services. See Note 3 to the financial statements under "Nuclear Fuel Disposal Costs" for additional information.
Fuel and Purchased Power Expenses
Fuel and purchased power expenses were $2.0 billion in 2025, an increase of $300 million, or 17.3%, as compared to 2024. The increase was primarily due to a $159 million increase related to the volume of KWHs generated and purchased and a $141 million increase related to the average cost of fuel and purchased power.
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
Details of Alabama Power's generation and purchased power and the related costs were as follows:

	2025	2024
Total generation (in billions of KWHs)	59.4	60.0
Total purchased power (in billions of KWHs)	9.2	6.9
Sources of generation (percent) —
Coal	36	34
Gas	36	35
Nuclear	22	25
Hydro	6	6
Cost of fuel, generated (in cents per net KWH) —
Coal	3.29	3.19
Gas	3.20	2.73
Nuclear	0.73	0.72
Average cost of fuel, generated (in cents per net KWH)	2.66	2.36
Average cost of purchased power (in cents per net KWH)(*)	5.92	5.72
(*)Average cost of purchased power includes fuel, energy, and transmission purchased by Alabama Power for tolling agreements where power is generated by the provider.
Other Operations and Maintenance Expenses
Other operations and maintenance expenses increased $131 million, or 6.9%, in 2025 as compared to 2024. The increase was primarily due to increases of $65 million associated with reliability reserve accruals and reliability-related expenses, $62 million associated with NDR accruals, $27 million in certain employee compensation and benefit expenses, and $21 million in generation expenses primarily associated with planned outages, partially offset by a $36 million impairment loss in 2024 associated with

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
Alabama Power discontinuing the development of a multi-use commercial facility. See Note 1 to the financial statements under "Impairment of Long-Lived Assets" and Note 2 to the financial statements under "Alabama Power – Reliability Reserve Accounting Order" and – "Rate NDR" for additional information.
Depreciation and Amortization
Depreciation and amortization increased $51 million, or 3.5%, in 2025 as compared to 2024 primarily due to additional plant in service related to transmission and distribution facilities.
Taxes Other Than Income Taxes
Taxes other than income taxes increased $27 million, or 5.7%, in 2025 as compared to 2024 primarily due to an increase in utility license taxes resulting from an increase in the tax base.
Allowance for Equity Funds Used During Construction
Allowance for equity funds used during construction increased $12 million, or 21.1%, in 2025 as compared to 2024 primarily due to an increase in capital expenditures subject to AFUDC. See Note 1 to the financial statements under "Allowance for Funds Used During Construction and Interest Capitalized" for additional information.
Interest Expense, Net of Amounts Capitalized
Interest expense, net of amounts capitalized increased $17 million, or 3.8%, in 2025 as compared to 2024. The increase was primarily associated with higher average outstanding borrowings. See FINANCIAL CONDITION AND LIQUIDITY – "Financing Activities" and – "Sources of Capital" herein and Note 8 to the financial statements for additional information.
Other Income (Expense), Net
Other income (expense), net increased $11 million, or 7.0%, in 2025 as compared to 2024 primarily due to the receipt of liquidated damages associated with the termination of two solar projects.
Income Taxes
Income taxes increased $65 million in 2025 as compared to 2024 primarily due to higher pre-tax earnings and a decrease of $39 million in the flowback of certain excess deferred income taxes. See Note 2 to the financial statements under "Alabama Power – Excess Accumulated Deferred Income Tax Accounting Order" and Note 10 to the financial statements for additional information.
Georgia Power
Georgia Power's net income was $2.9 billion in 2025, representing a $308 million, or 12.1%, increase from 2024. The increase was primarily due to higher retail revenues associated with rates and pricing and sales growth, as well as an increase in other revenues, partially offset by increases in depreciation and amortization and other operations and maintenance expenses.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
A condensed income statement for Georgia Power follows:

	2025	Increase (Decrease) from 2024
	(in millions)
Retail revenues	$11,110	$923
Wholesale revenues	525	260
Other revenues	996	117
Total operating revenues	12,631	1,300
Fuel	2,040	382
Purchased power	1,517	157
Other operations and maintenance	2,585	234
Depreciation and amortization	2,074	300
Taxes other than income taxes	576	(71)
Total operating expenses	8,792	1,002
Operating income	3,839	298
Allowance for equity funds used during construction	248	96
Interest expense, net of amounts capitalized	793	68
Other income (expense), net	159	(19)
Income taxes (benefit)	602	(1)
Net income	$2,851	$308
Retail Revenues
Retail revenues increased $923 million, or 9.1%, in 2025 as compared to 2024. Details of the changes in retail revenues were as follows:

	2025 vs. 2024
	(in millions)	(% change)
Estimated change in retail revenues resulting from —
Rates and pricing	$539	5.3%
Sales growth	192	1.9
Weather	(40)	(0.4)
Fuel cost recovery	232	2.3
Total change in retail revenues	$923	9.1%
Changes in rates and pricing resulted in an increase in revenues primarily due to base tariff increases and increased ECCR tariff revenues in accordance with the 2022 ARP, the inclusion of Plant Vogtle Unit 4 in retail rates net of elimination of the NCCR tariff, and higher contributions from commercial and industrial customers with variable demand-driven pricing. See Note 2 to the financial statements under "Georgia Power" for additional information.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
Changes in sales resulted in an increase in retail revenues in 2025 as compared to 2024. Changes in retail revenues are influenced heavily by the change in the volume of energy sold from year to year, which generally results from changes in electricity usage by customers, weather, and the number of customers. Total retail KWH sales for 2025 and the percent change from 2024 were as follows:

	2025
	Total KWHs	Total KWH Percent Change	Weather-Adjusted Percent Change(*)
	(in billions)
Residential	29.5	1.2%	1.0%
Commercial	35.4	3.9	4.1
Industrial	24.0	1.7	2.1
Other	0.4	(0.2)	(0.2)
Total retail sales	89.3	2.4%	2.5%
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
Weather-adjusted retail energy sales increased by 2.1 billion KWHs in 2025 as compared to 2024. Weather-adjusted residential sales increased 1.0% primarily due to customer growth. Weather-adjusted commercial KWH sales increased 4.1% primarily due to additional sales from new and existing data centers. Weather-adjusted industrial KWH sales increased 2.1% primarily due to an increase in the electronics and transportation sectors, partially offset by decreases in the textiles and pipeline sectors.
Fuel revenues and costs are allocated between retail and wholesale jurisdictions. Changes in retail fuel cost recovery revenues resulted in an increase in retail revenues in 2025 as compared to 2024 primarily due to higher recoverable fuel costs, as discussed further under "Fuel and Purchased Power Expenses" herein. Electric rates include provisions to adjust billings for fluctuations in fuel costs, including the energy component of purchased power costs. Under these fuel cost recovery provisions, fuel revenues generally equal fuel expenses and do not affect net income. See Note 2 to the financial statements under "Georgia Power – Fuel Cost Recovery" for additional information.
Wholesale Revenues
Wholesale revenues from power sales increased $260 million, or 98.1%, in 2025 as compared to 2024. Details of wholesale revenues were as follows:

	2025	Increase (Decrease) from 2024
	(in millions)
Capacity and other	$148	$21
Energy	377	239
Total	$525	$260
The increase in wholesale revenues from power sales was due to a $239 million increase in energy revenues due to increases of $195 million in fuel-related revenues, of which $118 million related to the volume of KWH sales associated with higher demand and $77 million related to the average cost per KWH sold due to higher Southern Company system fuel and purchased power prices, and $44 million in non-fuel-related energy revenues from wholesale contracts, as well as a $21 million increase in capacity revenues from new and existing power sales agreements. Wholesale energy sales from power sales totaled 9.5 billion KWHs in 2025, a 106.4% increase as compared to 2024.
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
Other Revenues
In 2025, other operating revenues increased $117 million, or 13.3%, as compared to 2024 primarily due to increases of $80 million in unregulated sales primarily associated with power delivery construction and maintenance, renewables, and resiliency projects, $27 million in revenues from renewable energy programs primarily associated with solar application fees, $22 million in outdoor lighting sales, $17 million in realized gains associated with price stability products for retail customers on variable demand-driven pricing tariffs, and $10 million in customer fees, partially offset by decreases of $15 million in open access transmission tariff sales, $10 million in unregulated sales associated with energy conservation projects, $9 million in regulated sales associated with power delivery construction and maintenance projects, and $8 million in pole attachment revenues.
Fuel and Purchased Power Expenses
Fuel and purchased power expenses were $3.6 billion in 2025, an increase of $539 million, or 17.9%, as compared to 2024. The increase was due to a $288 million increase related to the volume of KWHs generated and purchased, an increase of $196 million related to the average cost of fuel and purchased power, and an increase of $55 million related to credits recorded in 2024 resulting from litigation related to nuclear fuel disposal costs. See Note 3 to the financial statements under "Nuclear Fuel Disposal Costs" for additional information.
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
Details of Georgia Power's generation and purchased power and the related costs were as follows:

	2025	2024
Total generation (in billions of KWHs)(a)	66.3	64.7
Total purchased power (in billions of KWHs)	35.9	30.8
Sources of generation (percent) —
Gas	40	44
Nuclear(a)	36	34
Coal	21	19
Hydro and other	3	3
Cost of fuel, generated (in cents per net KWH) —
Gas	3.53	2.88
Nuclear(a)(b)	0.89	0.96
Coal	4.31	4.94
Average cost of fuel, generated (in cents per net KWH)(a)(b)	2.72	2.61
Average cost of purchased power (in cents per net KWH)(c)	5.01	4.65
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

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
Other Operations and Maintenance Expenses
Other operations and maintenance expenses increased $234 million, or 10.0%, in 2025 as compared to 2024. The increase was primarily due to a $114 million gain from the sale of integrated transmission system assets in 2024 and increases of $75 million in generation expenses primarily due to non-outage maintenance expenses largely resulting from Plant Vogtle Unit 4 being placed in service in April 2024, $42 million in certain technology infrastructure and application production costs, $38 million in expenses associated with unregulated power delivery construction and maintenance, energy conservation, and renewables projects, $33 million in certain employee compensation and benefit expenses, and $24 million related to injuries and damages, partially offset by a decrease of $80 million in transmission and distribution costs primarily associated with line maintenance and billings adjustments with integrated transmission system owners and an increase of $39 million in credits to income related to the estimated probable loss on Plant Vogtle Units 3 and 4. See Note 2 to the financial statements under "Georgia Power – Transmission Asset Sales" and " – Nuclear Construction" for additional information.
Depreciation and Amortization
Depreciation and amortization increased $300 million, or 16.9%, in 2025 as compared to 2024 primarily due to increases of $156 million associated with additional plant in service and $123 million in amortization of regulatory assets related to CCR AROs as approved in the 2025 compliance filing under the terms of the 2022 ARP. See Note 2 to the financial statements under "Georgia Power – Rate Plans" for additional information.
Taxes Other Than Income Taxes
Taxes other than income taxes decreased $71 million, or 11.0%, in 2025 as compared to 2024 primarily due to a decrease of $98 million in property taxes primarily resulting from the actualization of prior-year tax assessments, partially offset by an increase of $21 million in municipal franchise fees resulting from higher retail revenues.
Allowance for Equity Funds Used During Construction
Allowance for equity funds used during construction increased $96 million, or 63.2%, in 2025 as compared to 2024 primarily due to an increase in capital expenditures subject to AFUDC, partially offset by the impact of Plant Vogtle Unit 4 being placed in service in April 2024. See Notes 1 and 2 to the financial statements under "Allowance for Funds Used During Construction and Interest Capitalized" and "Georgia Power," respectively, for additional information.
Interest Expense, Net of Amounts Capitalized
Interest expense, net of amounts capitalized increased $68 million, or 9.4%, in 2025 as compared to 2024. The increase was primarily associated with an increase of approximately $71 million related to higher average outstanding borrowings and a decrease of $12 million in net deferred financing costs related to Plant Vogtle Unit 3, partially offset by an increase of $22 million in AFUDC debt related to increased capital expenditures. See FINANCIAL CONDITION AND LIQUIDITY – "Sources of Capital" and – "Financing Activities" herein, Note 1 to the financial statements under "Allowance for Funds Used During Construction and Interest Capitalized," and Note 8 to the financial statements for additional information.
Other Income (Expense), Net
Other income (expense), net decreased $19 million, or 10.7%, in 2025 as compared to 2024 primarily due to a $45 million increase in charitable donations, partially offset by a $15 million increase in customer charges related to contributions in aid of construction.
Income Taxes
Income taxes decreased $1 million, or 0.2%, in 2025 as compared to 2024 primarily due to increases of $77 million in the flowback of excess state deferred income taxes and $21 million in the generation of advanced nuclear PTCs, largely offset by higher pre-tax earnings and a $29 million increase in charges to a valuation allowance on certain state tax credit carryforwards. See Note 10 to the financial statements for additional information.
Mississippi Power
Mississippi Power's net income was $215 million in 2025, representing a $16 million, or 8.0%, increase from 2024. The increase was primarily due to higher retail revenues primarily resulting from changes in rates and pricing, partially offset by increases in depreciation and amortization and other operations and maintenance expenses.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
A condensed income statement for Mississippi Power follows:

	2025	Increase (Decrease) from 2024
	(in millions)
Retail revenues	$1,085	$120
Wholesale revenues, non-affiliates	275	47
Wholesale revenues, affiliates	280	62
Other revenues	55	3
Total operating revenues	1,695	232
Fuel and purchased power	624	147
Other operations and maintenance	387	17
Depreciation and amortization	211	18
Taxes other than income taxes	139	12
Total operating expenses	1,361	194
Operating income	334	38
Interest expense, net of amounts capitalized	79	2
Other income (expense), net	25	(2)
Income taxes	65	18
Net income	$215	$16
Retail Revenues
Retail revenues for 2025 increased $120 million, or 12.4%, as compared to 2024. Details of the changes in retail revenues were as follows:

	2025 vs. 2024
	(in millions)	(% change)
Estimated change in retail revenues resulting from —
Rates and pricing	$47	4.9%
Sales growth	10	1.0
Weather	(2)	(0.2)
Fuel and other cost recovery	65	6.7
Total change in retail revenue	$120	12.4%
Changes in rates and pricing resulted in an increase in revenues primarily due to new PEP rates that became effective for the first billing cycle of April 2025. See Note 2 to the financial statements under "Mississippi Power – Performance Evaluation Plan" for additional information.
Changes in sales resulted in an increase in retail revenues in 2025 as compared to 2024. Changes in retail revenues are influenced heavily by the change in the volume of energy sold from year to year, which generally results from changes in electricity usage by

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
customers, weather, and the number of customers. Total retail KWH sales for 2025 and the percent change from 2024 were as follows:

	2025
	Total KWHs	Total KWH Percent Change	Weather-Adjusted Percent Change(*)
	(in millions)
Residential	2,140	2.0%	2.1%
Commercial	2,902	(0.7)	(0.5)
Industrial	4,795	1.3	1.3
Other	21	(11.1)	(11.1)
Total retail sales	9,858	0.8%	0.9%
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
Weather-adjusted retail energy sales increased by 86 million KWHs in 2025 as compared to 2024. Weather-adjusted residential KWH sales increased 2.1% primarily due to increased customer usage. Weather-adjusted commercial KWH sales decreased 0.5% primarily due to decreased customer usage. Industrial KWH sales increased 1.3% primarily due to increases in the petroleum and chemicals sectors.
Changes in fuel and other cost recovery revenues resulted in an increase in retail revenues in 2025 as compared to 2024 primarily due to higher recoverable fuel costs, as discussed further under "Fuel and Purchased Power Expenses" herein. Recoverable fuel costs include fuel and purchased power expenses reduced by the fuel and emissions portion of wholesale revenues from energy sold to customers outside Mississippi Power's service territory. Electric rates for Mississippi Power include provisions to adjust billings for fluctuations in fuel costs, including the energy component of purchased power costs. Under these provisions, fuel revenues generally equal fuel expenses, including the energy component of purchased power costs, and do not affect net income. Recoverable fuel costs include fuel and purchased power expenses reduced by the fuel and emissions portion of wholesale revenues from energy sold to customers outside Mississippi Power's service territory. See Note 2 to the financial statements under "Mississippi Power – Fuel Cost Recovery" for additional information.
Wholesale Revenues
Wholesale revenues from sales to non-affiliates increased $47 million, or 20.6%, in 2025 as compared to 2024. Details of wholesale revenues from power sales to non-affiliated utilities, including FERC-regulated MRA sales as well as market-based sales, were as follows:

	2025	Increase (Decrease) from 2024
	(in millions)
Capacity and other	$8	$6
Energy	267	41
Total non-affiliated	$275	$47
The increase in wholesale revenues from sales to non-affiliates was due to a $25 million increase associated with MRA customers largely due to higher recoverable fuel costs, a $15 million increase associated with changes in power supply agreements, and a $7 million increase in opportunity sales. Wholesale energy sales to non-affiliates totaled 3,397 million KWHs in 2025, an 8.5% increase as compared to 2024.
Wholesale revenues from sales to non-affiliates will vary depending on fuel prices, the market prices of wholesale energy compared to the cost of Mississippi Power's and the Southern Company system's generation, demand for energy within the Southern Company system's electric service territory, and the availability of the Southern Company system's generation. Increases and decreases in energy revenues that are driven by fuel prices are accompanied by an increase or decrease in fuel costs and do not have a significant impact on net income. In addition, Mississippi Power provides service under long-term contracts with rural electric cooperative associations and a municipality located in southeastern Mississippi which are subject to regulation by the FERC. The contracts with these wholesale customers represented 12.9% of Mississippi Power's total operating revenues in 2025. Short-term opportunity energy sales are also included in sales for resale to non-affiliates. These opportunity sales are made at

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
market-based rates that generally provide a margin above Mississippi Power's variable cost to produce the energy. See Note 2 under "Mississippi Power – Municipal and Rural Associations Tariff" for additional information.
Wholesale revenues from sales to affiliates increased $62 million, or 28.4%, in 2025 as compared to 2024. The increase was primarily due to increases of $44 million related to the price of energy driven by natural gas prices and $16 million related to the volume of KWH sales. Wholesale energy sales to affiliates totaled 5,636 million KWHs in 2025, a 10.4% increase as compared to 2024. See Note 2 to the financial statements under "Mississippi Power – Integrated Resource Plans" for additional information.
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
Other Revenues
In 2025, other operating revenues increased $3 million, or 5.8%, as compared to 2024 primarily due to an increase of $8 million in customer charges related to contributions in aid of construction included in rates, partially offset by a decrease of $4 million in transmission revenue primarily associated with open access transmission tariff revenues.
Fuel and Purchased Power Expenses
Fuel and purchased power expenses were $624 million in 2025, an increase of $147 million, or 30.8%, as compared to 2024. The increase was primarily due to a $111 million increase related to the average cost of fuel and a $36 million increase related to the volume of KWHs generated and purchased.
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
Details of Mississippi Power's generation and purchased power and the related costs were as follows:

	2025	2024
Total generation (in millions of KWHs)	18,227	17,667
Total purchased power (in millions of KWHs)	1,167	821
Sources of generation (percent) —
Gas	90	92
Coal	10	8
Cost of fuel, generated (in cents per net KWH) —
Gas	3.19	2.39
Coal	4.66	5.31
Average cost of fuel, generated (in cents per net KWH)	3.34	2.65
Average cost of purchased power (in cents per net KWH)	4.40	4.40
Other Operations and Maintenance Expenses
Other operations and maintenance expenses increased $17 million, or 4.6%, in 2025 as compared to 2024. The increase was primarily due to increases of $20 million in generation expenses primarily associated with planned outages, $7 million in transmission and distribution expenses primarily associated with routine maintenance, and $3 million in customer service expenses, partially offset by a decrease of $10.9 million due to utilization of the retail reliability reserve to offset generation, transmission, and distribution expenses and a decrease of $8 million due to lower retail reliability reserve accruals. See Note 2 to the financial statements under "Mississippi Power – Reliability Reserve Accounting Order" for additional information.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
Depreciation and Amortization
Depreciation and amortization increased $18 million, or 9.3%, in 2025 as compared to 2024 primarily due to increases of $10 million resulting from higher depreciation rates and $9 million associated with additional plant in service. See Note 5 to the financial statements under "Depreciation and Amortization" for additional information.
Taxes Other Than Income Taxes
Taxes other than income taxes increased $12 million, or 9.4%, in 2025 as compared to 2024. The increase was primarily due to an increase in property taxes primarily resulting from an increase in the assessed value of property.
Income Taxes
Income taxes increased $18 million, or 38.3%, in 2025 as compared to 2024 primarily due to a decrease of $10 million in the flowback of certain excess deferred income taxes and higher pre-tax earnings. See Note 10 to the financial statements for additional information.
Southern Power
Net income attributable to Southern Power for 2025 was $125 million, a $203 million decrease from 2024. The decrease was primarily due to accelerated depreciation related to wind repowering projects, partially offset by higher revenues driven by higher market prices of energy. See FUTURE EARNINGS POTENTIAL – "Construction Programs" herein and Note 15 to the financial statements under "Southern Power – Wind Repowering Projects" for additional information.
A condensed statement of income for Southern Power follows:

	2025	Increase (Decrease) from 2024
	(in millions)
Operating revenues	$2,198	$184
Fuel	676	97
Purchased power	122	44
Other operations and maintenance	528	12
Depreciation and amortization	843	321
Taxes other than income taxes	48	7
Total operating expenses	2,217	481
Operating income	(19)	(297)
Interest expense, net of amounts capitalized	104	(13)
Other income (expense), net	17	4
Income taxes (benefit)	(61)	(48)
Net income (loss)	(45)	(232)
Net loss attributable to noncontrolling interests	(170)	(29)
Net income attributable to Southern Power	$125	$(203)
Operating Revenues
Total operating revenues include PPA capacity revenues derived primarily from long-term contracts associated with natural gas facilities and PPA energy revenues derived from long-term contracts associated with Southern Power's generation facilities. To the extent Southern Power has capacity not contracted under a PPA, it may sell power into an accessible wholesale market, or, to the extent those generation assets are part of the FERC-approved IIC, it may sell power into the Southern Company power pool.
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

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
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
See FUTURE EARNINGS POTENTIAL – "Southern Power's Power Sales Agreements" herein for additional information regarding Southern Power's PPAs.
Operating Revenues Details
Details of Southern Power's operating revenues were as follows:

	2025	2024
	(in millions)
PPA capacity revenues	$513	$497
PPA energy revenues	1,408	1,228
Total PPA revenues	1,921	1,725
Non-PPA revenues	259	252
Other revenues	18	37
Total operating revenues	$2,198	$2,014
Operating revenues for 2025 were $2.2 billion, a $184 million, or 9.1%, increase from 2024. The change in operating revenues was primarily due to the following:
•PPA capacity revenues increased $16 million, or 3.2%, due to a net increase in MW capacity under contract from natural gas PPAs, partially offset by a decrease associated with a change in rates from natural gas PPAs.
•PPA energy revenues increased $180 million, or 14.7%, primarily due to an increase of $96 million largely driven by fuel and purchased power prices and an increase of $87 million related to the volume of KWHs sold under natural gas PPAs.
•Non-PPA revenues increased $7 million, or 2.8%, due to an increase of $72 million driven by the market price of energy, largely offset by a decrease of $67 million related to the volume of KWHs sold through short-term sales.
•Other revenues decreased $19 million, or 51.4%, primarily due to a $16 million decrease associated with transmission revenues.
Fuel and Purchased Power Expenses
Details of Southern Power's generation and purchased power were as follows:

	Total KWHs		2025 vs. 2024
	2025	2024	Percent Change
	(in billions of KWHs)
Generation	45	44
Purchased power	3	2
Total generation and purchased power	48	46	4.3%
Total generation and purchased power (excluding solar, wind, fuel cells, and tolling agreements)	22	28	(21.4)%
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

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
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
Details of Southern Power's fuel and purchased power expenses were as follows:

	2025	2024
	(in millions)
Fuel	$676	$579
Purchased power	122	78
Total fuel and purchased power expenses	$798	$657
Total fuel and purchased power expenses increased $141 million, or 21.5%, in 2025 as compared to 2024. Fuel expense increased $97 million, or 16.8%, due to an increase of $232 million associated with the average cost of fuel, largely offset by a decrease of $135 million related to the volume of KWHs generated. Purchased power expense increased $44 million, or 56.4%, due to an increase of $29 million associated with the average cost of purchased power and an increase of $15 million related to the volume of KWHs purchased.
Depreciation and Amortization
Depreciation and amortization increased $321 million, or 61.5%, in 2025 as compared to 2024 primarily due to a $298 million increase in accelerated depreciation related to wind repowering projects. See FUTURE EARNINGS POTENTIAL – "Construction Programs" herein and Note 15 to the financial statements under "Southern Power – Wind Repowering Projects" for additional information.
Interest Expense, Net of Amounts Capitalized
Interest expense, net of amounts capitalized decreased $13 million, or 11.1%, in 2025 as compared to 2024. The decrease was primarily due to an $18 million increase in capitalized interest associated with construction and wind repowering projects, partially offset by a $5 million increase in interest expense related to higher average outstanding borrowings. See FINANCIAL CONDITION AND LIQUIDITY – "Sources of Capital" and – "Financing Activities" herein and Note 8 to the financial statements for additional information.
Income Taxes (Benefit)
Income tax benefit increased $48 million in 2025 as compared to 2024 primarily due to a decrease in pre-tax earnings attributable to Southern Power. See Notes 1, 10, and 15 to the financial statements under "Income Taxes," "Effective Tax Rate," and "Southern Power – Wind Repowering Projects," respectively, for additional information.
Net Loss Attributable to Noncontrolling Interests
Net loss attributable to noncontrolling interests increased $29 million, or 20.6%, in 2025 as compared to 2024. The increased loss was primarily due to $20 million in higher HLBV loss allocations to tax equity partners and $11 million in lower income allocations to equity partners.
Southern Company Gas
Southern Company Gas uses Heating Degree Days to measure weather and the operational effects on its business. Generally, increased Heating Degree Days result in higher demand for natural gas on Southern Company Gas' distribution system. However, Southern Company Gas has various regulatory mechanisms, such as weather and revenue normalization and straight-fixed-variable rate design, which limit positive or negative impacts to income from exposure to weather changes within typical ranges in each of its utility's respective service territory. Southern Company Gas also utilizes weather hedges to limit the negative income impacts in the event of warmer-than-normal weather in Illinois and Georgia for gas marketing services. Therefore, weather typically does not have a significant net income impact.
During the Heating Season, more customers are connected to the gas distribution systems and natural gas usage is higher in periods of colder weather. Southern Company Gas' base operating expenses, excluding cost of natural gas and bad debt expense, are incurred relatively evenly throughout the year. Seasonality also affects the comparison of certain balance sheet items across

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
quarters, including receivables, unbilled revenues, natural gas for sale, and notes payable. Thus, Southern Company Gas' operating results can vary significantly from quarter to quarter as a result of seasonality. The impact of Heating Season on Southern Company Gas' annual results is illustrated in the table below.

	Percent Generated During Heating Season
	Operating Revenues	Net Income
2025	66%	82%
2024	62%	80%
Net Income
Net income attributable to Southern Company Gas in 2025 was $732 million, a decrease of $8 million, or 1.1%, compared to 2024. The decrease was primarily due to a $16 million decrease in net income at gas pipeline investments and a $15 million decrease in net income at gas marketing services, partially offset by a $19 million increase in net income at gas distribution operations.
A condensed income statement for Southern Company Gas follows:

	2025	Increase (Decrease) from 2024
	(in millions)
Natural gas revenues	$5,044	$588
Cost of natural gas	1,599	403
Other operations and maintenance	1,297	62
Depreciation and amortization	708	58
Taxes other than income taxes	272	24
Estimated loss on regulatory disallowance	63	63
Total operating expenses	3,939	610
Operating income	1,105	(22)
Earnings from equity method investments	127	(19)
Interest expense, net of amounts capitalized	377	36
Other income (expense), net	59	(7)
Income taxes	182	(76)
Net Income	$732	$(8)
Natural Gas Revenues
Natural gas revenues in 2025 were $5.0 billion, reflecting a $588 million, or 13.2%, increase compared to 2024. Details of natural gas revenues were as follows:

	2025 vs. 2024
	(in millions)	(% change)
Estimated change in natural gas revenues resulting from —
Rate changes	$146	3.3%
Gas costs and other cost recovery	372	8.3
Gas marketing services	61	1.4
Other	9	0.2
Total change in natural gas revenues	$588	13.2%
Changes in rates resulted in an increase in revenues in 2025 as compared to 2024 primarily due to base rate increases at Atlanta Gas Light and Virginia Natural Gas. See Note 2 to the financial statements under "Southern Company Gas – Rate Proceedings" for additional information.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
Revenues associated with gas costs and other cost recovery increased in 2025 as compared to 2024 primarily due to higher cost of natural gas driven by higher natural gas prices and volumes, as well as increases in other expenses passed through to customers. Natural gas distribution rates include provisions to adjust billings for fluctuations in natural gas costs. Therefore, gas costs recovered through natural gas revenues generally equal the amount expensed in cost of natural gas and do not affect net income from gas distribution operations. See "Cost of Natural Gas" and "Other Operations and Maintenance Expenses" herein for additional information.
Revenues from gas marketing services increased in 2025 as compared to 2024 primarily due to higher commodity prices.
Customer Count
The number of customers served by gas distribution operations and gas marketing services can be impacted by natural gas prices, economic conditions, and competition from alternative fuels. Gas distribution operations' and gas marketing services' customers are primarily located in Georgia and Illinois.
The following table provides the number of customers served by Southern Company Gas at December 31, 2025 and 2024:

	2025	2024
	(in thousands, except market share percent)
Gas distribution operations	4,416	4,387
Gas marketing services
Energy customers	677	668
Market share of energy customers in Georgia	29.9%	29.8%
Southern Company Gas anticipates customer growth and uses a variety of targeted marketing programs to attract new customers and to retain existing customers.
Cost of Natural Gas
Excluding Atlanta Gas Light, which does not sell natural gas to end-use customers, natural gas distribution rates include provisions to adjust billings for fluctuations in natural gas costs. Therefore, gas costs recovered through natural gas revenues generally equal the amount expensed in cost of natural gas and do not affect net income from gas distribution operations. See Note 2 to the financial statements under "Southern Company Gas – Natural Gas Cost Recovery" for additional information. Cost of natural gas at gas distribution operations represented 81.7% of the total cost of natural gas for 2025.
Gas marketing services customers are charged for actual and estimated natural gas consumed. Cost of natural gas includes the cost of fuel and associated transportation costs, lost and unaccounted for gas, and gains and losses associated with certain derivatives.
Cost of natural gas was $1.6 billion, an increase of $403 million, or 33.7%, in 2025 as compared to 2024, which reflects higher gas cost recovery in 2025 as a result of a 51.0% increase in natural gas prices as compared to 2024.
Volumes of Natural Gas Sold
Southern Company Gas' natural gas volume metrics for gas distribution operations and gas marketing services illustrate the effects of weather and customer demand for natural gas.
The following table details the volumes of natural gas sold during 2025 and 2024:

			2025 vs. 2024
	2025	2024	Percent Change
Gas distribution operations (mmBtu in millions)
Firm	688	626	9.9%
Interruptible	87	92	(5.4)
Total	775	718	7.9%
Gas marketing services (mmBtu in millions)
Firm	61	56	8.9
Interruptible large commercial and industrial	13	15	(13.3)
Total	74	71	4.2%

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
Other Operations and Maintenance Expenses
Other operations and maintenance expenses increased $62 million, or 5.0%, in 2025 as compared to 2024. The increase was primarily due to increases of $38 million in employee compensation and benefit expenses, $23 million in expenses passed through to customers at gas distribution operations, and $17 million in bad debt expense, partially offset by a decrease of $26 million related to certain deferred expenses.
Depreciation and Amortization
Depreciation and amortization increased $58 million, or 8.9%, in 2025 as compared to 2024. The increase was primarily due to additional plant in service related to continued investments at the natural gas distribution utilities. See Note 2 to the financial statements under "Southern Company Gas – Infrastructure Replacement Programs and Capital Projects" for additional information.
Taxes Other Than Income Taxes
Taxes other than income taxes increased $24 million, or 9.7%, in 2025 as compared to 2024. The increase was primarily due to an increase in revenue taxes as a result of higher natural gas revenues at Nicor Gas. Revenue taxes imposed on Nicor Gas are recoverable from its customers.
Estimated Loss on Regulatory Disallowance
In 2025, Southern Company Gas recorded $63 million in charges related to the disallowance of certain capital investments at Nicor Gas. See Note 2 to the financial statements under "Southern Company Gas – Rate Proceedings – Nicor Gas" for additional information.
Earnings from Equity Method Investments
Earnings from equity method investments decreased $19 million, or 13.0%, in 2025 as compared to 2024. The decrease was primarily due to legal settlements, increased spending on system integrity initiatives, and lower rates, all at SNG. See Note 7 to the financial statements under "Southern Company Gas" for additional information.
Interest Expense, Net of Amounts Capitalized
Interest expense, net of amounts capitalized increased $36 million, or 10.6%, in 2025 as compared to 2024. The increase was primarily associated with higher average outstanding borrowings. See FINANCIAL CONDITION AND LIQUIDITY – "Sources of Capital" and – "Financing Activities" herein and Note 8 to the financial statements for additional information.
Income Taxes
Income taxes decreased $76 million, or 29.5%, in 2025 as compared to 2024. The decrease was primarily due to lower pre-tax earnings, including the impact of the regulatory disallowance at Nicor Gas, an increase of $36 million in the flowback of excess federal and state deferred income taxes, and a decrease of $8 million related to uncertain state tax positions in 2024. See Note 2 to the financial statements under "Southern Company Gas – Rate Proceedings – Nicor Gas" and Note 10 to the financial statements for additional information.
Segment Information

	2025			2024
	Operating Revenues	Operating Expenses	Net Income (Loss)	Operating Revenues	Operating Expenses	Net Income (Loss)
	(in millions)			(in millions)
Gas distribution operations	$4,428	$3,450	$569	$3,899	$2,911	$550
Gas pipeline investments	32	10	85	32	10	101
Gas marketing services	582	457	87	516	375	102
All other	12	17	(9)	23	33	(13)
Intercompany eliminations	(10)	5	—	(14)	—	—
Consolidated	$5,044	$3,939	$732	$4,456	$3,329	$740

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
With the exception of Atlanta Gas Light, Southern Company Gas' second largest utility that operates in a deregulated natural gas market and has a straight-fixed-variable rate design that minimizes the variability of its revenues based on consumption, the earnings of the natural gas distribution utilities can be affected by customer consumption patterns that are a function of price levels for natural gas and general economic conditions that may impact customers' ability to pay for natural gas consumed. Southern Company Gas has various regulatory and other mechanisms, such as weather and revenue normalization mechanisms, that limit its exposure to changes in customer consumption, including weather changes within typical ranges in its natural gas distribution utilities' service territories. See Note 2 to the financial statements under "Southern Company Gas" for additional information.
In 2025, net income increased $19 million, or 3.5%, as compared to 2024 as described further below:
•Operating revenues increased $529 million primarily due to higher gas cost recovery and base rate increases. Gas costs recovered through natural gas revenues generally equal the amount expensed in cost of natural gas.
•Operating expenses increased $539 million primarily due to a $346 million increase in cost of natural gas as a result of higher gas prices and higher volumes sold compared to 2024, a $63 million charge related to the disallowance of certain capital investments at Nicor Gas, a $57 million increase in depreciation primarily due to additional plant in service related to continued investments at the natural gas distribution utilities, a $43 million increase related to expenses passed through to customers, a $25 million increase related to employee compensation and benefit expenses, and a $17 million increase in bad debt expense, partially offset by a decrease of $26 million related to certain deferred expenses.
•Interest expense, net of amounts capitalized increased $31 million primarily due to higher average outstanding borrowings.
•Income taxes decreased $63 million primarily due to lower pre-tax earnings, including the impact of the regulatory disallowance at Nicor Gas, and an increase in the flowback of excess federal and state deferred income taxes.
See Note 2 to the financial statements under "Southern Company Gas – Rate Proceedings – Nicor Gas" for additional information.
Gas Pipeline Investments
The gas pipeline investments segment consists primarily of joint ventures in natural gas pipeline investments including SNG and Dalton Pipeline. See Note 7 to the financial statements under "Southern Company Gas" for additional information. In 2025, net income decreased $16 million, or 15.8%, as compared to 2024 primarily due to legal settlements, increased spending on system integrity initiatives, and lower rates at SNG.
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
In 2025, net income decreased $15 million, or 14.7%, as compared to 2024. The decrease was due to an $82 million increase in operating expenses primarily related to an increase in cost of natural gas and an increase in charitable contributions, partially offset by a $66 million increase in operating revenues primarily due to higher commodity prices.
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

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
FUTURE EARNINGS POTENTIAL
General
Prices for electric service provided by the traditional electric operating companies and natural gas distribution service provided by the natural gas distribution utilities to retail customers are set by state PSCs or other applicable state regulatory agencies under cost-based regulatory principles. Retail rates and earnings are reviewed through various regulatory mechanisms and/or processes and may be adjusted periodically within certain limitations. The ability of the traditional electric operating companies and the natural gas distribution companies to effectively operate pursuant to these regulatory mechanisms and/or processes and appropriately balance required costs and capital expenditures with customer prices will continue to be a challenge for the foreseeable future. Prices for wholesale electricity sales, interconnecting transmission lines, and the exchange of electric power are regulated by the FERC. Southern Power continues to focus on long-term PPAs. See ACCOUNTING POLICIES – "Application of Critical Accounting Policies and Estimates – Utility Regulation" herein and Note 2 to the financial statements for additional information about regulatory matters.
Each Registrant's results of operations are not necessarily indicative of its future earnings potential. The level of the Registrants' future earnings depends on numerous factors that affect the opportunities, challenges, and risks of the Registrants' primary businesses of selling electricity and/or distributing natural gas, as described further herein. The Registrants are unable to predict changes in law, regulations, regulatory guidance, legal interpretations, policy positions, and implementation actions that may occur in the future.
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
Earnings in the electricity business will also depend upon maintaining and growing sales and pricing of large load customers such that incremental costs are met with adequate incremental revenues, considering, among other things, recent trends driving projected growth in electricity consumption including the increasing digitization of the economy and growth in data centers, an increase in industrial activity in the Southern Company system's electric service territory, and continued electrification of transportation. Historically, the traditional electric operating companies have entered into large load contracts that support economic development and benefit existing customers; since 2023, the traditional electric operating companies have contracted with new data centers and other large load customers covering approximately nine GWs of electric load, with each contract individually representing a maximum annual electric load greater than 100 MWs, that have been signed by the parties and/or reviewed by the state regulatory commissions. These new contracts fully ramp up over several years after commencement of service. Some of these contracts are already in effect. Service under the contracts is expected to begin through 2028. The contracts contain various terms and conditions, such as minimum duration, minimum bill provisions, contribution by the customer to local construction costs, termination payment requirements, and financial security, designed to generate adequate incremental revenues associated with incremental costs to serve these customers. These projected growth opportunities may be affected by a variety of factors, such as energy efficiency, changes in technology, reliability and operational factors, customer demand, and government policies, which could increase or decrease the pace of growth associated with these opportunities. In addition, these opportunities present risks such as capital access and cost recovery risks. See Note 2 to the financial statements under "Georgia Power – Integrated Resource Plans" for additional information regarding Georgia Power's related regulatory proceedings.
The level of future earnings for Southern Power's competitive wholesale electric business depends on numerous factors including the parameters of the wholesale market and the efficient operation of its wholesale generating assets; Southern Power's ability to execute its growth strategy through the development, construction, or acquisition of generating facilities and other energy projects while containing costs; regulatory matters; customer creditworthiness; total electric generating capacity available in Southern Power's market areas; Southern Power's ability to successfully remarket capacity as current contracts expire; renewable portfolio standards; continued availability of federal and state ITCs and PTCs under current and future tax legislation and U.S. Treasury guidance; transmission constraints; cost of generation from units within the Southern Company power pool; and operational limitations. See "Income Tax Matters" herein for information regarding the IRA's expansion of the availability of federal ITCs and PTCs and the OBBB's restrictions on federal ITCs and PTCs. Also see Notes 10 and 15 to the financial statements for additional information.
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
Earnings for both the electricity and natural gas businesses are subject to a variety of other factors. These factors include weather; competition; developing new and maintaining existing energy contracts and associated load requirements with wholesale customers; demand growth from data centers and other large load customers and associated load and operating requirements; customer energy conservation practices; the use of alternative energy sources by customers; government incentives to reduce overall energy usage; fuel, labor, and material prices in an environment of heightened inflation and material and labor supply chain disruptions; and the price elasticity of demand. Demand for electricity and natural gas in the Registrants' service territories is primarily driven by the pace of economic growth or decline that may be affected by changes in regional and global economic conditions and could be influenced by changes in technology, public policy, utility efficiency programs, and customer behavior. Significant changes in fiscal, monetary, or trade policies could affect actual economic activity and historical economic relationships in ways not anticipated in economic outlooks or Southern Company system plans. Additionally, changes in inflation, interest rates, and credit market conditions could affect the cost of doing business. All of these factors may impact future earnings. See RESULTS OF OPERATIONS herein for information on energy sales in the Southern Company system's service territory during 2025.
Mississippi Power provides service under long-term contracts with rural electric cooperative associations and a municipality located in southeastern Mississippi which are subject to regulation by the FERC. The contracts with these wholesale customers represented 12.9% of Mississippi Power's total operating revenues in 2025. See Note 2 to the financial statements under "Mississippi Power – Municipal and Rural Associations Tariff" for information on a rate settlement related to Mississippi Power's contract with Cooperative Energy through the end of 2035.
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

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
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
Alabama Power and Mississippi Power recover environmental compliance costs through separate mechanisms, Rate CNP Compliance and the ECO Plan, respectively. Georgia Power's base rates include an ECCR tariff that allows for the recovery of environmental compliance costs. The natural gas distribution utilities generally recover environmental remediation expenditures through rate mechanisms approved by their applicable state regulatory agencies. See Notes 2 and 3 to the financial statements for additional information.
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
Although the timing, requirements, and estimated costs could change materially as environmental laws and regulations are adopted or modified, as compliance plans are revised or updated, and as legal challenges to rules are initiated or completed, estimated capital expenditures through 2030 based on the current environmental compliance strategy for the Southern Company system and the traditional electric operating companies are as follows:

	2026	2027	2028	2029	2030	Total
	(in millions)
Southern Company	$247	$231	$331	$187	$103	$1,099
Alabama Power(a)	118	140	234	72	26	590
Georgia Power	117	68	60	65	69	379
Mississippi Power(b)	11	23	38	51	9	132
(a)Excludes amounts related to Alabama Power's decision to convert Plant Barry Unit 5 from coal to natural gas totaling $38 million in 2026, $15 million in 2027, and $54 million in 2028. See "Environmental Laws and Regulations – Water Quality" herein and Note 2 to the financial statements under "Alabama Power – Environmental Accounting Order" for additional information.
(b)Includes amounts contingent upon approval by the Mississippi PSC related to Mississippi Power's decision to convert Plant Daniel Unit 2 from coal to natural gas totaling $28 million in 2028 and $41 million in 2029. See Note 2 to the financial statements under "Mississippi Power – Integrated Resource Plans" for additional information.
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

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
Court of Appeals for the Fifth Circuit stayed the EPA's disapproval of the Mississippi SIP, and, on March 25, 2025, the court vacated and remanded the EPA's disapproval of the Mississippi SIP. On May 9, 2025, other parties to the case requested en banc review before the full U.S. Court of Appeals for the Fifth Circuit. The stay remains in effect, which protects the State of Mississippi from the requirements of the federal good neighbor plan. In April 2023, the State of Alabama, Alabama Power, and PowerSouth Energy Cooperative challenged the EPA's disapproval of the Alabama SIP in the U.S. Court of Appeals for the Eleventh Circuit. In August 2023, the U.S. Court of Appeals for the Eleventh Circuit stayed the EPA's disapproval of the Alabama SIP, pending appeal, which protects the State of Alabama from the requirements of a federal good neighbor plan pending resolution of the case. The case is currently being held in abeyance. On January 30, 2026, the EPA published the proposed Phase 1 rule reconsideration of the good neighbor plan which includes a reconsideration of the EPA's previous disapprovals of ozone interstate transport SIPs from multiple states, including Alabama and Mississippi.
In June 2023, the EPA published the 2015 Ozone NAAQS good neighbor federal implementation plan (FIP), which requires reductions in nitrogen oxides emissions from sources in 23 states, including Alabama and Mississippi for the 2015 Ozone NAAQS. Georgia and North Carolina have approved interstate transport SIPs addressing the 2015 Ozone NAAQS and are not subject to this rule. In June 2023, the State of Mississippi and Mississippi Power challenged the FIP for Mississippi in the U.S. Court of Appeals for the Fifth Circuit. In August 2023, the State of Alabama, Alabama Power, and PowerSouth Energy Cooperative challenged the FIP for Alabama in the U.S. Court of Appeals for the Eleventh Circuit. Both cases are being held in abeyance. In June 2024, the U.S. Supreme Court stayed the FIP pending the disposition of petitions for review of the FIP in the U.S. Court of Appeals for the D.C. Circuit and any petition for writ of certiorari to the U.S. Supreme Court. On March 12, 2025, the EPA announced its intent to reconsider the FIP.
The ultimate impact of the FIP and associated legal matters cannot be determined at this time; however, implementation of the stayed FIP and underlying SIPs would likely result in increased compliance costs for the traditional electric operating companies.
Water Quality
In May 2024, the EPA published the final rule revising the Steam Effluent Guidelines (2024 ELG Rule), which establishes more stringent limits for flue gas desulfurization wastewater, bottom ash transport water , and combustion residual leachate to be met no later than December 31, 2029. The 2024 ELG Rule maintains the 2020 ELG rule's permanent cessation of coal combustion (PCCC) subcategory and the existing rule's voluntary incentive program (VIP) compliance option. It also adds a new PCCC subcategory which allows units to cease coal combustion by December 31, 2034 as opposed to meeting the new more stringent requirements. The 2024 ELG Rule also establishes limitations for legacy wastewater. Numerous groups and states filed petitions for review challenging the rule in multiple federal circuit courts, and, in June 2024, the challenges were consolidated in the U.S. Court of Appeals for the Eighth Circuit. On February 28, 2025, the U.S. Court of Appeals for the Eighth Circuit placed the 2024 ELG Rule litigation in abeyance pending additional rulemaking. On December 31, 2025, the EPA published a final rule to extend certain 2024 ELG Rule compliance deadlines (ELG Deadline Extensions Rule), and, subsequently, multiple petitions for review were filed challenging the ELG Deadline Extensions Rule, which have been consolidated in the U.S. Court of Appeals for the Second Circuit. The EPA also indicated in this rulemaking that it will further evaluate whether to reconsider the 2024 ELG Rule technology requirements. The ultimate impacts of the 2024 ELG Rule, the ELG Deadline Extensions Rule, and associated legal matters cannot be determined at this time; however, they may result in significant compliance costs.
In 2021, Alabama Power submitted Notices of Planned Participation (NOPPs) to the Alabama Department of Environmental Management (ADEM) indicating plans to retire Plant Barry Unit 5 (700 MWs) and to cease using coal and begin operating solely on natural gas at Plant Gaston Unit 5 (880 MWs). However, subsequent to December 31, 2025, as a result of projected future generation needs, a decision was made to convert Plant Barry Unit 5 from coal to natural gas and to continue operating Plant Barry Unit 5 beyond December 31, 2028. As agent for SEGCO, Alabama Power indicated plans to retire Plant Gaston Units 1 through 4 (1,000 MWs) by December 31, 2028. However, upon further analysis, Alabama Power, in conjunction with Georgia Power, now expects to operate Plant Gaston Units 1 through 4 through December 31, 2034. As of December 31, 2025, Alabama Power is in compliance with the 2020 ELG rule generally applicable limits for bottom ash transport water for Plant Gaston Units 1 through 4. On December 30, 2025, pursuant to the 2024 ELG Rule, Alabama Power submitted additional NOPPs to the ADEM for Plant Barry Units 4 and 5, Plant Gaston Unit 5, and Plant Gorgas, opting in to the PCCC compliance subcategory for combustion residual leachate discharges by December 31, 2034. See Notes 2 and 7 to the financial statements under "Georgia Power – Integrated Resource Plans – 2025 IRP" and "SEGCO," respectively, for additional information.
The remaining assets for which Alabama Power has indicated retirement, due to repowering of the unit to natural gas, have net book values totaling approximately $464 million (excluding capitalized asset retirement costs which are recovered through Rate CNP Compliance) at December 31, 2025. Based on an Alabama PSC order, Alabama Power is authorized to establish a regulatory asset to record the unrecovered investment costs, including the plant asset balance and the site removal and closure costs, associated with unit retirements caused by environmental regulations (Environmental Accounting Order). Under the Environmental Accounting Order, the regulatory asset would be amortized and recovered over an affected unit's remaining useful

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
life, as established prior to the decision regarding early retirement, through Rate CNP Compliance. See Note 2 to the financial statements under "Alabama Power – Rate CNP Compliance" and " – Environmental Accounting Order" for additional information.
In 2021, Georgia Power submitted NOPPs to the Georgia Environmental Protection Division (EPD) indicating plans to retire Plant Bowen Units 1 and 2 (1,400 MWs) and Plant Scherer Unit 3 (614 MWs based on 75% ownership) on or before the compliance date of December 31, 2028. Georgia Power also submitted a NOPP indicating plans to pursue compliance with the 2020 ELG rule for Plant Scherer Units 1 and 2 (137 MWs based on 8.4% ownership) through the VIP by no later than December 31, 2028. As of December 31, 2025, Georgia Power is in compliance with the ELG rules for Plant Bowen Units 3 and 4 through the generally applicable requirements; therefore, no NOPP submission was required for these units. Through its 2025 IRP, Georgia Power received approval from the Georgia PSC to extend the operation of Plant Scherer Unit 3 through at least December 31, 2035, as well as Plant Gaston Units 1 through 4 (500 MWs based on 50% ownership through SEGCO) through December 31, 2034. In addition, the 2025 IRP assumes operation of Plant Bowen Units 1 and 2 through at least December 31, 2035 and does not impact the ELG compliance strategy for Plant Bowen as the flue gas desulfurization wastewater system is a common environmental control for all four generating units. On December 31, 2025, Georgia Power submitted a transfer NOPP indicating plans to pursue compliance with the 2020 ELG rule for Plant Scherer Unit 3 through the VIP by December 31, 2028. The NOPP submittals and generally applicable requirements are subject to the review of the Georgia EPD and decisions related to retirement or continued operation of units are subject to Georgia PSC approval. See Notes 2 and 7 to the financial statements under "Georgia Power – Integrated Resource Plans – 2025 IRP" and "SEGCO," respectively, for additional information.
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
In June 2024, the EPA published a final determination to deny the ADEM's CCR permit program. Alabama Power's permits to close its CCR facilities remain valid under state law. In the absence of an EPA-approved state permit program, CCR facilities in Alabama will remain subject to both the federal and state CCR rules. The ultimate impact of the EPA's denial of ADEM's CCR permit program cannot be determined at this time; however, it may result in significant compliance costs.
Beginning in January 2022, the EPA issued numerous determinations that stated its positions on a variety of CCR Rule compliance requirements, such as criteria for groundwater corrective action and CCR unit closure. The traditional electric operating companies are working with state regulatory agencies to determine whether the EPA's determinations may impact closure and groundwater monitoring plans.
In May 2024, the EPA published the final legacy CCR surface impoundments rule (2024 Legacy Rule) which regulates two new categories of federally regulated CCR, legacy surface impoundments and CCR management units (CCRMUs). The 2024 Legacy Rule requires legacy surface impoundments and CCRMUs to meet certain existing regulatory requirements, including a requirement to initiate closure within 42 months after the effective date of the 2024 Legacy Rule for legacy surface impoundments and within 54 months after the effective date of the 2024 Legacy Rule for CCRMUs. Numerous industry groups, electric generators, and states filed petitions for review challenging the 2024 Legacy Rule in the U.S. Court of Appeals for the D.C. Circuit. On February 13, 2025, the U.S. Court of Appeals for the D.C. Circuit placed the 2024 Legacy Rule in abeyance pending additional rulemaking. On March 12, 2025, the EPA announced its intent to undertake several regulatory actions related to the CCR Rule. On February 10, 2026, the EPA published a final rule extending certain deadlines for compliance for owners and operators of CCRMUs. The ultimate impact of any final rule and associated legal matters cannot be determined at this time; however, it may result in significant compliance costs.
Based on compliance requirements for closure and monitoring of landfills and surface impoundments pursuant to state and federal CCR rules, the traditional electric operating companies have periodically updated, and expect to continue periodically updating, their related cost estimates and ARO liabilities for each CCR unit as additional information related to compliance monitoring, closure methodologies and strategies, schedules, and/or costs becomes available. Some of these updates have been, and future updates may be, material. The cost estimates for Alabama Power are based on closure-in-place for all surface impoundments. The cost estimates for Georgia Power and Mississippi Power are based on a combination of closure-in-place for some surface impoundments and closure by removal for others. Additionally, the closure designs and plans in the States of Alabama and

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
Georgia are subject to approval by environmental regulatory agencies. Absent continued recovery of ARO costs through regulated rates, results of operations, cash flows, and financial condition for Southern Company and the traditional electric operating companies could be materially impacted. See FINANCIAL CONDITION AND LIQUIDITY – "Cash Requirements" herein, Notes 2 and 3 to the financial statements under "Georgia Power – Rate Plans" and "General Litigation Matters – Alabama Power," respectively, and Note 6 to the financial statements for additional information.
Greenhouse Gases
In May 2024, the EPA published the final GHG rules (2024 GHG Rules) to establish GHG emissions standards for existing fossil fuel-fired steam electric generating units and new fossil fuel-fired combustion turbines and combined cycle generation facilities. The 2024 GHG Rules do not include standards for existing fossil fuel-fired combustion turbines or combined cycle generation facilities. Under the 2024 GHG Rules, existing source compliance for steam generating units would begin as early as January 1, 2030, depending on the subcategory for the affected unit, and the standards for new combustion turbines and combined cycles include subcategories for low, intermediate, and base load operations. Compliance with new source standards begins when the unit comes online, with requirements for carbon capture and sequestration (CCS) beginning on January 1, 2032.
Numerous industry groups, electric generators, and states have filed petitions for review challenging the 2024 GHG Rules in the U.S. Court of Appeals for the D.C. Circuit. On April 25, 2025, the U.S. Court of Appeals for the D.C. Circuit placed the litigation over the 2024 GHG Rules in abeyance. On June 17, 2025, the EPA published a proposed rule that includes a primary proposal and an alternative proposal. Under the primary proposal, the EPA would repeal all GHG emissions standards for fossil fuel-fired power plants promulgated under Section 111 of the Clean Air Act based on a finding that GHG emissions from those plants do not meet the prerequisite for regulation under Section 111 that they contribute significantly to dangerous air pollution. Under the alternative proposal, the EPA would repeal all of the GHG emissions guidelines for existing fossil fuel-fired steam generating units as well as the carbon capture and storage requirement for new base load stationary combustion turbines, leaving the remaining emissions standards from the 2024 GHG Rules in place. The ultimate impact of any final rule and associated legal matters cannot be determined at this time; however, if the EPA selects the alternative proposal, it may result in increased compliance costs.
It is unclear what impact the EPA's February 12, 2026 repeal of its 2009 endangerment finding for GHG emissions from motor vehicles might have on the remaining Section 111 emissions standards if the EPA selects the alternative proposal. The EPA acknowledged in the repeal of the 2009 endangerment finding that other Clean Air Act rulemakings, including the Section 111 emissions standards for fossil fuel-fired power plants, have cited the 2009 endangerment finding, and the EPA said it would address any overlapping issues in separate rulemakings.
Internationally, the Paris Agreement establishes a non-binding universal framework for addressing GHG emissions based on nationally determined emissions reduction contributions and sets in place a process for tracking progress towards the goals every five years. The United States withdrew from the Paris Agreement effective January 27, 2026.
Additional GHG policies, including legislation, may emerge in the future requiring the United States to accelerate its transition to a lower GHG emitting economy; however, associated impacts are currently unknown. The Southern Company system has transitioned from an electric generating mix of 70% coal, 15% natural gas, and 14% nuclear in 2007 to a mix of 20% coal, 51% natural gas, and 19% nuclear in 2025. This transition has been supported in part by the Southern Company system retiring over 6,700 MWs of coal-fired generating capacity since 2010 and converting 3,700 MWs of generating capacity from coal to natural gas since 2015, as well as the addition of over 1,100 MWs of nuclear generating capacity (based on Georgia Power's ownership interest in Plant Vogtle Units 3 and 4) since 2023. In addition, the Southern Company system's capacity mix consists of over 12,700 MWs of renewable and storage facilities through ownership (including 100% of the nameplate capacity of Southern Power's facilities owned with partners) and long-term PPAs. See "Environmental Laws and Regulations – Water Quality" herein for information on plans to retire or convert to natural gas additional coal-fired generating capacity. In addition, Southern Company Gas has replaced over 6,000 miles of pipe material that was more prone to fugitive emissions (unprotected steel and cast-iron pipe), resulting in mitigation of more than 3.3 million metric tons of CO2 equivalents from its natural gas distribution system since 1998.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
The following table provides the Registrants' 2024 and preliminary 2025 Scope 1 GHG emissions based on equity share of facilities:

	2024	Preliminary 2025
	(in million metric tons of CO2 equivalent)
Southern Company(*)	79	83
Alabama Power(*)	30	31
Georgia Power	24	24
Mississippi Power(*)	9	9
Southern Power	12	12
Southern Company Gas	2	2
(*)Includes GHG emissions attributable to acquired assets beginning with the date of the applicable acquisition. See Note 15 to the financial statements for additional information.
Since 2018, Southern Company system management established GHG emissions reductions goals including an intermediate goal of 50% from 2007 levels by 2030 and a long-term goal of net zero by 2050. Based on the preliminary 2025 emissions, the Southern Company system has achieved an estimated GHG emission reduction of 47% since 2007, compared to a 49% reduction in 2024. This increase in emissions is primarily attributed to increased electric generation and changes in fuel mix driven by economic dispatch, as discussed further under RESULTS OF OPERATIONS – "Southern Company – Electricity Business" herein. While none of Southern Company's subsidiaries are currently subject to renewable portfolio standards or similar requirements, management of the traditional electric operating companies is working with applicable regulators through their IRP processes to continue the generating fleet transition in a manner responsible to customers, communities, employees, and other stakeholders. The natural gas distribution utilities also engage in long-term planning processes in accordance with their state regulatory processes and are investing in programs and efforts to reduce GHG emissions associated with the delivery and use of natural gas, such as advanced leak detection and repair and renewable natural gas. Due primarily to the projected electric load growth, current projections indicate it will be extremely challenging to meet the 2030 goal. The Southern Company system continues to work toward its GHG goals while seeking to ensure reliable and affordable energy for its customers. Achievement of these goals is dependent on various factors, many of which the Southern Company system does not control, including load growth across the Southern Company system's service territory, including projected load growth from large load customers, energy policy and regulations, natural gas prices, customer demand for carbon-free energy, and the development and deployment of low- to no-GHG energy technologies. Southern Company system management expects to continue to economically transition the generating fleet through a diverse portfolio of resources including low-carbon and carbon-free resources; making the necessary related investments in transmission and distribution systems; continuing to implement effective energy efficiency and demand response programs; implementing initiatives to reduce natural gas distribution emissions; continuing research and development with a focus on technologies that lower GHG emissions; and constructively engaging with policymakers, regulators, investors, customers, and other stakeholders to support outcomes leading to a net zero future. There is no guarantee that the Southern Company system will achieve these goals.
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
Alabama Power
On November 14, 2025, Alabama Power issued an RFP seeking on-demand dispatchable capacity resources of 100 MWs or greater to meet future energy needs. Any purchases will depend upon the cost competitiveness of the respective offers, as well as other options available to Alabama Power, and would ultimately require approval by the Alabama PSC. The ultimate outcome of this matter cannot be determined at this time.
Construction Programs
The Southern Company system strategy continues to include developing and constructing new electric generating and battery energy storage facilities, expanding and improving the electric transmission and electric and natural gas distribution systems, and undertaking projects to comply with environmental laws and regulations.
The traditional electric operating companies are engaged in continuous construction programs to accommodate existing and estimated future loads on their respective systems. Major generation construction projects are subject to state PSC approval in order to be included in retail rates, through which the traditional electric operating companies recover their approved investment and a return on investment. Through the 2022 IRP and the 2023 IRP Update, the Georgia PSC has certified resources totaling approximately 13 GWs, approximately nine GWs of which are new generation and battery energy storage facilities that are being, or are expected to be, constructed by Georgia Power. These Georgia Power projects are projected to be placed in service through 2030. See Note 2 to the financial statements under "Georgia Power – Integrated Resource Plans" and " – Other Construction" for additional information.
Alabama Power executed an agreement to build a battery energy storage facility at the former Plant Gorgas site in Walker County, Alabama. The new Gorgas battery facility is designed to have the capacity to store up to 150 MWs of electricity generated by other Alabama Power resources. Construction began in the third quarter 2025, with projected completion by 2027.
Southern Power's construction program includes the Millers Branch solar project and the Kay, Grant Plains, Grant, Wake, and Bethel wind repowering projects. The repowering projects result in accelerated depreciation related to the equipment being replaced that will continue until the projects' CODs, which are projected to occur between the third quarter 2026 and the third quarter 2027. At December 31, 2025, the remaining pre-tax accelerated depreciation is projected to total approximately $490 million in 2026 and $100 million in 2027. The ultimate impact of these matters cannot be determined at this time. See Note 15 to the financial statements under "Southern Power" for information relating to Southern Power's construction of renewable energy facilities.
Southern Company Gas is engaged in various infrastructure improvement programs designed to update or expand the natural gas distribution systems of the natural gas distribution utilities to improve reliability and resiliency, reduce emissions, and meet operational flexibility and growth. The natural gas distribution utilities recover their approved investment and a return on investment associated with these infrastructure programs through their regulated rates, as approved by their applicable state regulatory agency. See Note 2 to the financial statements under "Southern Company Gas – Infrastructure Replacement Programs and Capital Projects" for additional information on Southern Company Gas' construction program.
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
Southern Power works to maintain and expand its share of the wholesale market. During 2025, Southern Power continued to be successful in remarketing up to 1,339 MWs of annual generation capacity to load-serving entities, as well as to commercial and industrial customers, through several PPAs extending over the next 20 years. Market demand is being driven by customers securing generation capacity to manage risk, support reliability and operational commitments, replace expiring PPAs and retiring generation, and plan for future growth.
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
Capacity charges that form part of the PPA payments are designed to recover fixed and variable operation and maintenance costs based on dollars-per-kilowatt year and to provide a return on investment. In general, to reduce Southern Power's exposure to certain operation and maintenance costs, Southern Power has LTSAs. See Note 1 to the financial statements under "Long-Term Service Agreements" for additional information.
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
Income Tax Matters
Consolidated Income Taxes
The impact of certain tax events at Southern Company and/or its other subsidiaries can, and does, affect each Registrant's ability to claim certain deductions and to utilize certain tax credits and net operating losses. See "Tax Credits" and ACCOUNTING POLICIES – "Application of Critical Accounting Policies and Estimates – Accounting for Income Taxes" herein and Note 10 to the financial statements for additional information.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
Federal Tax Legislation
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
The OBBB was signed into law on July 4, 2025. It extends many of the Tax Reform Legislation's provisions that were set to expire and makes some of them permanent. The OBBB includes major changes to tax incentives for renewable energy projects. The legislation restricts the ITCs and PTCs for solar and wind power projects, which were originally set to run through 2032 under the IRA. Such projects must now either begin construction by July 2026 or be fully operational by the end of 2027 in order to claim the applicable tax credits. Nuclear, hydropower, and geothermal energy projects maintain tax credits under the new law. Battery energy storage projects retain their full tax credit through 2033, with a gradual phase-out by 2036. The OBBB added new restrictions to tax credits for renewable facilities that are controlled or influenced by a prohibited foreign entity or that receive material assistance from a prohibited foreign entity. Pursuant to an executive order, the U.S. Treasury issued a notice on August 15, 2025, making changes to the start-of-construction guidance for wind and solar projects that begin construction after September 1, 2025. The Southern Company system is implementing the guidance in its plans for future renewable projects. Additionally, the IRS is expected to issue significant guidance on the tax provisions in the OBBB. The Southern Company system is still assessing and will continue to monitor the impacts of the OBBB. The ultimate outcome of this legislation cannot be determined at this time.
For solar projects placed in service in 2022 through 2027 or that begin construction by July 2026, the IRA and the OBBB provide for a 30% ITC and an option to claim a PTC instead of an ITC. Starting in 2023 and through 2033, with a gradual phase-out by 2036, the IRA and the OBBB provide for a 30% ITC for stand-alone battery energy storage projects. For wind projects placed in service in 2022 through 2027 or that have begun construction by July 2026, the IRA and the OBBB provide for a 100% PTC, adjusted for inflation annually. The 2025 PTC rate is 3 cents per KWH on solar and wind projects where PTCs have been elected. To realize the full value of ITCs and PTCs, the IRA requires satisfaction of prevailing wage and apprenticeship requirements.
In April 2024, the IRS issued final regulations related to the transfer of tax credits. Alabama Power, Georgia Power, and Southern Power have entered into purchase and sale agreements with non-affiliated parties to sell ITCs and PTCs at a discount to the generated credit value in 2024, 2025, and 2026. The discount will be recorded as a reduction in tax credits recognized in the financial statements. The Southern Company system continues to explore the ability to efficiently monetize tax credits through third-party transferability agreements. See Note 10 to the financial statements for additional information.
Tax Credits
Southern Company receives ITCs and PTCs in connection with investments in solar, wind, fuel cell, nuclear, hydroelectric, and battery energy storage facilities primarily at Southern Power, Georgia Power, and Alabama Power.
Southern Power's ITCs relate to its investment in new solar facilities and battery energy storage facilities (co-located with existing solar facilities) that are acquired or constructed and its PTCs relate to the first 10 years of energy production from its wind and solar facilities, which have had, and may continue to have, a material impact on Southern Power's cash flows and net income. At December 31, 2025, Southern Company and Southern Power had approximately $850 million and $481 million, respectively, of unutilized federal ITCs and PTCs, which are currently projected to be fully utilized by 2031 but could be further delayed. Since 2018, Southern Power has utilized tax equity partnerships for certain wind, solar, and battery energy storage projects, where the tax equity partner takes significantly all of the respective federal tax benefits. These tax equity partnerships are consolidated in Southern Company's and Southern Power's financial statements using the HLBV methodology to allocate partnership gains and losses. On December 31, 2025, Southern Power purchased 100% of the noncontrolling Class A membership interests in the SP Wind tax equity partnership and became the sole owner of SP Wind, and the partnership was dissolved. Beginning in 2026, Southern Power will recognize the full tax benefit, net of applicable transfer discounts, on credits generated by the eight underlying wind facilities as they are generated. See Note 15 under "Southern Power – Purchase of Renewable Facility Interests" for additional information.
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

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
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
Alabama Power and Georgia Power have nuclear generating facilities that qualify for Internal Revenue Code §45U PTCs under the IRA. The §45U PTC is available for tax years 2024 to 2032 and is subject to a phase-out. Southern Company, Alabama Power, and Georgia Power each evaluates annually whether it qualifies for the credit. For the 2024 tax year, Southern Company, Alabama Power, and Georgia Power claimed a credit of $373 million, $180 million, and $193 million, respectively, on the consolidated federal tax return, which included the prevailing wage multiplier. This credit, net of the transfer discount, was recorded as a regulatory liability. In November 2025, Southern Company received a full acceptance letter from the IRS for the consolidated 2024 federal income tax return. The estimated total credit amounts for the 2025 tax year are $122 million, $50 million, and $72 million for Southern Company, Alabama Power, and Georgia Power, respectively. Due to uncertainty regarding the acceptance of this credit by the IRS, the amounts for the 2025 tax year have been fully reserved. The ultimate outcome of this matter cannot be determined at this time.
See Note 2 to the financial statements under "Alabama Power – Nuclear Production Tax Credits Order" and "Georgia Power – Rate Plans" and Note 10 to the financial statements under "Unrecognized Tax Benefits" for additional information.
Implementation of the IRA and OBBB provisions related to existing nuclear generating facilities is subject to the issuance of additional guidance by the U.S. Treasury and the IRS. The applicable Registrants are still evaluating the impacts, and the ultimate outcome of this matter cannot be determined at this time.
Corporate Alternative Minimum Tax
On June 2, 2025 and September 30, 2025, the U.S. Treasury and the IRS issued guidance on the application of the CAMT. Southern Company has filed its consolidated 2024 federal income tax return and determined it was not subject to CAMT. Southern Company is still assessing the issued guidance and is not expecting to be subject to CAMT for the 2025 tax year.
Implementation of the IRA and OBBB provisions related to CAMT is subject to the issuance of additional guidance by the U.S. Treasury and the IRS. The Registrants are still evaluating the impacts, and the ultimate outcome of this matter cannot be determined at this time.
Natural Gas Safe Harbor Method
In 2023, the IRS issued Revenue Procedure 2023-15, which provides a safe harbor tax method of accounting that taxpayers may use to determine whether certain expenditures to maintain, repair, replace, or improve natural gas transmission and distribution property must be capitalized or allowed as repair deductions. The revenue procedure allows multiple alternatives for implementation. In April 2024, the IRS issued Revenue Procedure 2024-23, which gives additional implementation guidance on the natural gas safe harbor tax method of accounting for qualifying repair deductions. Southern Company and Southern Company Gas submitted a tax accounting method change for qualifying expenditures with the filing of its consolidated 2024 federal income tax return. The new tax method of accounting resulted in a material net positive cash flow for Southern Company Gas. This method change did not have an impact on the net income of Southern Company and Southern Company Gas. See Note 10 to the financial statements under "Deferred Tax Assets and Liabilities – Tax Credit Carryforwards" for additional information.
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

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
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
Revenues related to regulated utility operations as a percentage of total operating revenues in 2025 for the applicable Registrants were as follows: 90% for Southern Company, 98% for Alabama Power, 95% for Georgia Power, 99% for Mississippi Power, and 88% for Southern Company Gas.
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
The cost estimates for AROs related to the disposal of CCR are based on information using various assumptions related to closure and post-closure costs, timing of future cash outlays, inflation and discount rates, and the potential methods for complying with the CCR Rule and the related state rules. The traditional electric operating companies have periodically updated, and expect to continue periodically updating, their related cost estimates and ARO liabilities for each CCR unit as additional information related to these assumptions becomes available. Some of these updates have been, and future updates may be, material. The cost estimates for Alabama Power are based on closure-in-place for all surface impoundments. The cost estimates for Georgia Power and Mississippi Power are based on a combination of closure-in-place for some surface impoundments and closure by removal for others. Additionally, the closure designs and plans in the States of Alabama and Georgia are subject to approval by environmental regulatory agencies. See Note 6 to the financial statements and FUTURE EARNINGS POTENTIAL – "Environmental Matters – Environmental Laws and Regulations – Coal Combustion Residuals" herein for additional information, including updates to AROs related to surface impoundments recorded during 2025 by certain Registrants.
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
The following table illustrates the sensitivity to changes in the applicable Registrants' long-term assumptions with respect to the discount rate, salary increases, and the long-term rate of return on plan assets:

Increase/(Decrease) in
25 Basis Point Change in:	Total Benefit Expense for 2026	Projected Obligation for Pension Plan at December 31, 2025	Projected Obligation for Other Postretirement Benefit Plans at December 31, 2025
(in millions)
Discount rate:
Southern Company	$28/$(27)	$380/$(362)	$31/$(30)
Alabama Power	$7/$(7)	$91/$(87)	$8/$(8)
Georgia Power	$7/$(7)	$108/$(103)	$11/$(10)
Mississippi Power	$1/$(1)	$17/$(16)	$1/$(1)
Southern Company Gas	$2/$(2)	$25/$(23)	$3/$(3)
Salaries:
Southern Company	$16/$(16)	$77/$(75)	$–/$–
Alabama Power	$4/$(4)	$21/$(21)	$–/$–
Georgia Power	$4/$(4)	$20/$(20)	$–/$–
Mississippi Power	$1/$(1)	$3/$(3)	$–/$–
Southern Company Gas	$1/$(1)	$3/$(3)	$–/$–
Long-term return on plan assets:
Southern Company	$42/$(42)	N/A	N/A
Alabama Power	$11/$(11)	N/A	N/A
Georgia Power	$13/$(13)	N/A	N/A
Mississippi Power	$2/$(2)	N/A	N/A
Southern Company Gas	$3/$(3)	N/A	N/A
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

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
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
Goodwill for Southern Company and Southern Company Gas was $5.2 billion and $5.0 billion, respectively, at December 31, 2025.
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
Long-Lived Assets (Southern Company, Alabama Power, Southern Power, and Southern Company Gas)
The applicable Registrants assess their other long-lived assets for impairment whenever events or changes in circumstances indicate that an asset's carrying amount may not be recoverable. If an impairment indicator exists, the asset is tested for recoverability by comparing the asset carrying amount to the sum of the undiscounted expected future cash flows directly attributable to the asset's use and eventual disposition. If the estimate of undiscounted future cash flows is less than the carrying amount of the asset, the fair value of the asset is determined and a loss is recorded equal to the difference between the carrying amount and the fair value of the asset. In addition, when assets are identified as held for sale, an impairment loss is recognized to the extent the carrying amount of the assets or asset group exceeds their fair value less cost to sell. A high degree of judgment is required in developing estimates related to these evaluations, which are based on projections of various factors, some of which have been quite volatile in recent years. See Notes 1 and 15 to the financial statements for additional information, including any recent asset impairments.
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

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
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
Acquisition Accounting (Southern Power)
Southern Power may acquire generation assets as part of its overall growth strategy. At the time of an acquisition, Southern Power will assess if these assets and activities meet the definition of a business. Acquisitions that meet the definition of a business are accounted for under the acquisition method, whereby the identifiable assets acquired, liabilities assumed, and any noncontrolling interests (including any intangible assets, primarily related to acquired PPAs) are recognized and measured at fair value and any goodwill is recognized as a residual over the fair values of the identifiable net assets acquired. Assets acquired that do not meet the definition of a business are accounted for as an asset acquisition. The purchase price of each asset acquisition is allocated based on the relative fair value of assets acquired.
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
If Southern Power is the primary beneficiary and is considered to have a controlling ownership, the assets, liabilities, and results of operations of the entity are consolidated. If Southern Power is not the primary beneficiary, the legal entity is generally accounted for under the equity method of accounting. Southern Power reconsiders its conclusions as to whether the legal entity is a VIE and whether it is the primary beneficiary for events that impact the rights of variable interests, such as ownership changes in membership interests. See Note 7 to the financial statements under "Southern Power – Variable Interest Entities" for additional information.
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

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
FINANCIAL CONDITION AND LIQUIDITY
Overview
The financial condition of each Registrant remained stable at December 31, 2025. The Registrants' cash requirements primarily consist of funding ongoing operations, including unconsolidated subsidiaries, as well as common stock dividends, capital expenditures, and debt maturities. Southern Power's cash requirements also include distributions to noncontrolling interests. Capital expenditures and other investing activities for the traditional electric operating companies include investments to build new generation facilities to meet projected long-term demand requirements and to replace units being retired as part of the generation fleet transition, to maintain existing generation facilities, to comply with environmental regulations including adding environmental modifications to certain existing generating units and closures of surface impoundments, to expand and improve transmission and distribution facilities, and for restoration following major storms. Southern Power's capital expenditures and other investing activities may include acquisitions or new construction associated with its overall growth strategy and to maintain its existing generation fleet's performance. Southern Company Gas' capital expenditures and other investing activities include investments to meet projected long-term demand requirements, to maintain existing natural gas transmission and distribution systems as well as to update and expand these systems, and to comply with environmental regulations. See "Cash Requirements" herein for additional information.
Operating cash flows provide a substantial portion of the Registrants' cash needs. For the three-year period from 2026 through 2028, each Registrant's projected stock dividends, capital expenditures, and debt maturities, as well as distributions to noncontrolling interests for Southern Power, are expected to exceed its operating cash flows. Southern Company plans to finance future cash needs in excess of its operating cash flows through one or more of the following: accessing borrowings from financial institutions, issuing debt, equity, and/or hybrid securities in the capital markets, and/or through its stock plans and its continuous equity offering program. Each Subsidiary Registrant plans to finance its future cash needs in excess of its operating cash flows primarily through external securities issuances, borrowings from financial institutions and other sources, and equity contributions from Southern Company. The Registrants plan to use commercial paper to manage seasonal variations in operating cash flows and for other working capital needs and continue to monitor their access to short-term and long-term capital markets as well as their bank credit arrangements to meet future capital and liquidity needs. See "Sources of Capital" and "Financing Activities" herein for additional information.
See Note 11 to the financial statements under "Pension Plans" for information on the Registrants' investments in their qualified pension plans. No mandatory contributions to the qualified pension plans are anticipated during 2026. See Note 6 to the financial statements under "Nuclear Decommissioning" for information on Alabama Power's and Georgia Power's investments in their respective nuclear decommissioning trust funds.
At the end of 2025, the market price of Southern Company's common stock was $87.20 per share (based on the closing price as reported on the NYSE) and the book value was $32.18 per share, representing a market-to-book value ratio of 271%, compared to $82.32, $30.28, and 272%, respectively, at the end of 2024.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
Cash Requirements
Capital Expenditures
Total estimated capital expenditures, including LTSA and nuclear fuel commitments, for the Registrants through 2030 based on their current construction programs are as follows:

	2026	2027	2028	2029	2030
	(in billions)
Southern Company(a)(b)(c)(d)(e)	$15.9	$18.5	$17.1	$14.6	$12.0
Alabama Power(a)	2.0	2.1	2.1	2.1	1.9
Georgia Power(b)	10.1	12.7	12.1	9.8	7.7
Mississippi Power(c)	0.4	0.4	0.4	0.3	0.3
Southern Power(d)	0.9	0.5	0.1	0.2	0.1
Southern Company Gas(e)	2.2	2.6	2.4	2.0	2.0
(a)Excludes amounts related to Alabama Power's decision to convert Plant Barry Unit 5 from coal to natural gas totaling $38 million in 2026, $15 million in 2027, and $54 million in 2028. See FUTURE EARNINGS POTENTIAL – "Environmental Matters – Environmental Laws and Regulations – Water Quality" herein and Note 2 to the financial statements under "Alabama Power – Environmental Accounting Order" for additional information.
(b)Includes expenditures of approximately $3.1 billion, $5.5 billion, $5.1 billion, $3.2 billion, and $0.8 billion for 2026 through 2030, respectively, for construction projects and related transmission investments approved in conjunction with the 2022 IRP, the 2023 IRP Update, and the 2025 IRP. See Note 2 to the financial statements under "Georgia Power – Integrated Resource Plans" and " – Other Construction" for additional information.
(c)Includes amounts contingent upon approval by the Mississippi PSC related to Mississippi Power's decision to convert Plant Daniel Unit 2 from coal to natural gas totaling $28 million in 2028 and $41 million in 2029. See Note 2 to the financial statements under "Mississippi Power – Integrated Resource Plans" for additional information.
(d)Includes $40 million in 2026 related to the Millers Branch solar project and $0.7 billion and $0.4 billion in 2026 and 2027, respectively, related to wind repowering projects. Excludes approximately $0.8 billion per year for 2026 through 2029 and $0.7 billion for 2030 for Southern Power's planned acquisitions and placeholder growth, which may vary materially due to market opportunities and Southern Power's ability to execute its growth strategy. See Note 15 to the financial statements under "Southern Power" for additional information regarding the Millers Branch solar project and the wind repowering projects.
(e)Includes gas pipeline investment of approximately $0.3 billion, $0.8 billion, $0.5 billion, and $0.1 billion for 2026 through 2029, respectively. See FUTURE EARNINGS POTENTIAL – "Construction Programs" herein for information regarding this project.
Total estimated capital expenditures, primarily at the traditional electric operating companies, increased significantly since 2023, from $45.2 billion previously estimated for 2024 through 2028 to $78.1 billion currently estimated for 2026 through 2030. The traditional electric operating companies project a significant increase in demand for electricity sales, largely driven by data centers and other large load customers. Serving the projected increased load demand from these new customers while continuing to serve existing customers safely, reliably, and affordably requires investing in generation, transmission, and distribution systems and pricing sales to these new customers such that the related incremental costs are met with adequate incremental revenues from these new customers. Through the 2022 IRP and the 2023 IRP Update, the Georgia PSC has certified resources totaling approximately 13 GWs, approximately nine GWs of which are new generation and battery energy storage facilities that are being, or are expected to be, constructed by Georgia Power. The certified costs of these Georgia Power projects total $19.5 billion, and these projects are projected to be placed in service through 2030. See Note 2 to the financial statements under "Georgia Power – Integrated Resource Plans" and " – Other Construction" for additional information.
These capital expenditures include estimates to comply with environmental laws and regulations, but do not include compliance costs associated with regulation of GHG emissions. See FUTURE EARNINGS POTENTIAL – "Environmental Matters" herein for additional information. At December 31, 2025, significant purchase commitments were outstanding in connection with the Registrants' construction programs.
The traditional electric operating companies also anticipate continued expenditures associated with closure and monitoring of surface impoundments and landfills in accordance with state and federal CCR rules, which are reflected in the applicable Registrants' ARO liabilities. The cost estimates for Alabama Power are based on closure-in-place for all surface impoundments. The cost estimates for Georgia Power and Mississippi Power are based on a combination of closure-in-place for some surface impoundments and closure by removal for others. These estimated costs are likely to change, and could change materially, as assumptions and details pertaining to closure are refined and compliance activities continue. Current estimates of these costs through 2030 are provided in the table below. Material expenditures in future years for ARO settlements will also be required for surface impoundments, nuclear decommissioning (for Alabama Power and Georgia Power), and other liabilities reflected in the

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
applicable Registrants' AROs, as discussed further in Note 6 to the financial statements. Also see FUTURE EARNINGS POTENTIAL – "Environmental Matters – Environmental Laws and Regulations – Coal Combustion Residuals" herein.

	2026	2027	2028	2029	2030
	(in millions)
Southern Company	$653	$645	$520	$750	$730
Alabama Power	256	265	209	206	187
Georgia Power	360	341	297	541	540
Mississippi Power	18	14	13	2	2
The construction programs are subject to periodic review and revision, and actual construction costs may vary from these estimates because of numerous factors. These factors include: changes in business conditions; changes in load projections; changes in environmental laws and regulations; changes in technology; the outcome of any legal challenges to environmental rules; changes in electric generating plants, including unit retirements and replacements and adding or changing fuel sources at existing electric generating units, to meet regulatory requirements; changes in FERC rules and regulations; state regulatory agency approvals; changes in the expected environmental compliance program; changes in legislation, regulation, and/or tariff policy; the cost, availability, and efficiency of construction labor, equipment, and materials; project scope and design changes; abnormal weather; delays in construction due to judicial or regulatory action; storm impacts; and the cost of capital. In addition, there can be no assurance that costs related to capital expenditures and AROs will be fully recovered. Additionally, expenditures associated with Southern Power's planned acquisitions may vary due to market opportunities and the execution of its growth strategy. See Note 15 to the financial statements under "Southern Power" for additional information regarding Southern Power's plant acquisitions and construction projects.
See FUTURE EARNINGS POTENTIAL – "Construction Programs" herein for additional information.
Other Significant Cash Requirements
Long-term debt maturities and the interest payable on long-term debt each represent a significant cash requirement for the Registrants. See Note 8 to the financial statements for information regarding the Registrants' long-term debt at December 31, 2025, the weighted average interest rate applicable to each long-term debt category, and a schedule of long-term debt maturities over the next five years. The Registrants plan to continue, when economically feasible, to retire higher-cost securities and replace these obligations with lower-cost capital if market conditions permit.
Fuel and purchased power costs represent a significant component of funding ongoing operations for the traditional electric operating companies and Southern Power. Total estimated costs for fuel and purchased power commitments at December 31, 2025 for the applicable Registrants are provided in the table below. Fuel costs include purchases of coal (for the traditional electric operating companies) and natural gas (for the traditional electric operating companies and Southern Power), as well as the related transportation and storage. In most cases, these contracts contain provisions for price escalation, minimum purchase levels, and other financial commitments. Natural gas purchase commitments are based on various indices at the time of delivery; the amounts reflected below have been estimated based on the NYMEX future prices at December 31, 2025. As discussed under "Capital Expenditures" herein, estimated expenditures for nuclear fuel are included in the applicable Registrants' construction programs for the years 2026 through 2030. Nuclear fuel commitments at December 31, 2025 that extend beyond 2030 are included in the table below. Purchased power costs represent estimated minimum obligations for various PPAs for the purchase of capacity and energy, except for those accounted for as leases, which are discussed in Note 9 to the financial statements.

	2026	2027	2028	2029	2030	Thereafter
	(in millions)
Southern Company(*)	$3,955	$3,097	$2,260	$1,500	$1,032	$3,517
Alabama Power	1,309	1,053	825	456	259	900
Georgia Power(*)	1,494	1,234	918	670	462	1,509
Mississippi Power	520	364	255	194	161	692
Southern Power	698	515	335	192	150	416
(*)Excludes capacity payments related to Plant Vogtle Units 1 and 2, which are discussed in Note 3 to the financial statements under "Commitments."
In connection with Georgia Power's 2022 IRP, the Georgia PSC certified two affiliate PPAs with Southern Power, which are expected to be accounted for as leases and are contingent upon approval by the FERC. The expected capacity payments associated

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
with the PPAs total $61 million in 2030 and $2.6 billion thereafter. See Note 2 to the financial statements under "Georgia Power – Integrated Resource Plans – Certification Requests" for additional information.
The traditional electric operating companies and Southern Power have entered into LTSAs for the purpose of securing maintenance support for certain of their generating facilities. See Note 1 to the financial statements under "Long-Term Service Agreements" for additional information. As discussed under "Capital Expenditures" herein, estimated expenditures related to LTSAs are included in the applicable Registrants' construction programs for the years 2026 through 2030. Total estimated payments for LTSA commitments at December 31, 2025 that extend beyond 2030 are provided in the following table and include price escalation based on inflation indices:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power
	(in millions)
LTSA commitments (after 2030)	$1,239	$345	$97	$50	$747
In addition, Southern Power has certain other operations and maintenance agreements. Total estimated costs for these commitments at December 31, 2025 are provided in the table below.

	2026	2027	2028	2029	2030	Thereafter
	(in millions)
Southern Power's operations and maintenance agreements	$68	$66	$67	$60	$61	$364
Southern Company Gas has commitments for pipeline charges, storage capacity, and gas supply, including charges recoverable through natural gas cost recovery mechanisms or, alternatively, billed to marketers selling retail natural gas. Gas supply commitments include amounts for gas commodity purchases associated with Nicor Gas and SouthStar of 39 million mmBtu at floating gas prices calculated using forward natural gas prices at December 31, 2025 and valued at $151 million. Southern Company Gas' expected future contractual obligations for pipeline charges, storage capacity, and gas supply that are not recognized on the balance sheets at December 31, 2025 were as follows:

	2026	2027	2028	2029	2030	Thereafter
	(in millions)
Pipeline charges, storage capacity, and gas supply	$734	$549	$548	$458	$423	$4,522
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
The Subsidiary Registrants plan to obtain the funds to meet their future capital needs from sources similar to those they used in the past, which were primarily from operating cash flows, external securities issuances, borrowings from financial institutions and other sources, and equity contributions from Southern Company. Operating cash flows provide a substantial portion of the Registrants' cash needs.
The amount, type, and timing of any financings in 2026, as well as in subsequent years, will be contingent on investment opportunities and the Registrants' capital requirements and will depend upon prevailing market conditions, regulatory approvals (for certain of the Subsidiary Registrants), and other factors. See "Cash Requirements" herein for additional information.
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

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
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
By regulation, Nicor Gas is restricted, up to its retained earnings balance, in the amount it can dividend or loan to affiliates and is not permitted to make money pool loans to affiliates. At December 31, 2025, the amount of subsidiary retained earnings restricted to dividend totaled $1.8 billion. This restriction did not impact Southern Company Gas' ability to meet its cash obligations, nor does management expect such restriction to materially impact Southern Company Gas' ability to meet its currently anticipated cash obligations.
Certain Registrants' current liabilities frequently exceed their current assets because of long-term debt maturities and the periodic use of short-term debt as a funding source, as well as significant seasonal fluctuations in cash needs. The Registrants generally plan to refinance long-term debt as it matures. See Note 8 to the financial statements for additional information. Also see "Financing Activities" herein for information on financing activities that occurred subsequent to December 31, 2025. The following table shows the amount by which current liabilities exceeded current assets at December 31, 2025 for the applicable Registrants:

At December 31, 2025	Southern Company	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Current liabilities in excess of current assets	$5,971	$2,412	$146	$548	$785
The Registrants believe the need for working capital can be adequately met by utilizing operating cash flows, as well as commercial paper, lines of credit, and short-term bank notes, as market conditions permit. In addition, under certain circumstances, the Subsidiary Registrants may utilize equity contributions and/or loans from Southern Company.
Bank Credit Arrangements
At December 31, 2025, unused committed credit arrangements with banks were as follows:

At December 31, 2025	Southern Company parent	Alabama Power(a)	Georgia Power(b)	Mississippi Power	Southern Power(c)	Southern Company Gas(d)	SEGCO	Southern Company
	(in millions)
Unused committed credit	$2,999	$1,365	$2,042	$275	$600	$1,598	$30	$8,909
(a)Includes $15 million at Alabama Property Company, a wholly-owned subsidiary of Alabama Power. Alabama Power is not party to this arrangement.
(b)Georgia Power had $26 million of letters of credit outstanding under an uncommitted letter of credit facility at December 31, 2025.
(c)At December 31, 2025, Southern Power also had two continuing letters of credit facilities for standby letters of credit, of which $21 million was unused. In addition, Southern Power Company has $23 million of letters of credit outstanding under an uncommitted letter of credit facility at December 31, 2025. Southern Power's subsidiaries are not parties to its bank credit arrangements or letter of credit facilities.
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
A portion of the unused credit with banks is allocated to provide liquidity support to certain revenue bonds of the traditional electric operating companies and the commercial paper programs of the Registrants, Nicor Gas, and SEGCO. At December 31, 2025, outstanding variable rate demand revenue bonds of the traditional electric operating companies with allocated liquidity support totaled approximately $1.5 billion (comprised of approximately $796 million at Alabama Power, $667 million at Georgia

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
Power, and $58 million at Mississippi Power). In addition, at December 31, 2025, Alabama Power and Georgia Power had approximately $280 million and $384 million, respectively, of fixed rate revenue bonds outstanding that are required to be remarketed within the next 12 months. Alabama Power's $280 million of fixed rate revenue bonds are classified as securities due within one year on its balance sheet as they are not covered by long-term committed credit. All other variable rate demand revenue bonds and fixed rate revenue bonds required to be remarketed within the next 12 months are classified as long-term debt on the balance sheets as a result of available long-term committed credit.
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

	Short-term Debt at the End of the Period
	Amount Outstanding			Weighted Average Interest Rate
	December 31,			December 31,
	2025	2024	2023	2025	2024	2023
	(in millions)
Southern Company	$722	$1,338	$2,314	3.9%	4.8%	5.7%
Alabama Power	—	—	40	—	—	5.5
Georgia Power	160	200	1,329	3.9	5.3	5.9
Mississippi Power	—	14	—	—	4.6	—
Southern Power	138	—	138	3.9	—	5.5
Southern Company Gas:
Southern Company Gas Capital	$209	$283	$23	3.9%	4.7%	5.5%
Nicor Gas	216	172	392	3.9	4.6	5.5
Southern Company Gas Total	$425	$455	$415	3.9%	4.7%	5.5%

	Short-term Debt During the Period(*)
	Average Amount Outstanding			Weighted Average Interest Rate			Maximum Amount Outstanding
	2025	2024	2023	2025	2024	2023	2025	2024	2023
	(in millions)						(in millions)
Southern Company	$891	$1,606	$2,191	4.6%	5.6%	5.6%	$2,291	$3,211	$3,270
Alabama Power	4	50	44	4.2	5.5	5.0	75	250	230
Georgia Power	305	560	1,440	4.8	6.0	5.8	1,025	1,422	2,260
Mississippi Power	25	40	56	4.6	5.4	5.5	144	154	169
Southern Power	43	125	158	4.6	5.4	5.6	285	256	359
Southern Company Gas:
Southern Company Gas Capital	$249	$95	$163	4.6%	5.3%	5.3%	$540	$405	$440
Nicor Gas	56	141	88	4.2	5.3	5.1	271	397	483
Southern Company Gas Total	$305	$236	$251	4.5%	5.3%	5.2%
(*)Average and maximum amounts are based upon daily balances during the 12-month periods ended December 31, 2025, 2024, and 2023.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
Analysis of Cash Flows
Net cash flows provided from (used for) operating, investing, and financing activities in 2025 and 2024 are presented in the following table:

Net cash provided from (used for):	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
2025
Operating activities	$9,802	$2,572	$4,808	$414	$670	$1,617
Investing activities	(13,959)	(2,814)	(7,933)	(356)	(934)	(1,768)
Financing activities	4,696	223	3,066	(45)	201	122

2024
Operating activities	$9,788	$2,895	$4,793	$406	$708	$1,552
Investing activities	(9,400)	(1,987)	(4,896)	(373)	(330)	(1,711)
Financing activities	(208)	(732)	146	(58)	(354)	168
Fluctuations in cash flows from financing activities vary from year to year based on capital needs and the maturity or redemption of securities.
Southern Company
Net cash provided from operating activities increased $14 million in 2025 as compared to 2024 primarily due to higher net income after non-cash adjustments and the timing of storm restoration cost recovery at Georgia Power and customer receivable collections, largely offset by the timing of vendor payments, decreased retail fuel cost recovery, and the timing of tax payments. See Note 2 to the financial statements under "Georgia Power – Storm Damage Recovery" for additional information.
The net cash used for investing activities in 2025 and 2024 was primarily related to the Subsidiary Registrants' construction programs.
The net cash provided from financing activities in 2025 was primarily related to net issuances of long-term debt and issuances of common stock through the settlement of forward sale contracts, partially offset by common stock dividend payments, a reduction in commercial paper borrowings, and Southern Power's purchase of membership interests in SP Wind. The net cash used for financing activities in 2024 was primarily related to common stock dividend payments, a reduction in commercial paper borrowings, and a net decrease in short-term borrowings, partially offset by net issuances of long-term debt. See Notes 8 and 15 to the financial statements under "Equity Distribution Agreement" and "Southern Power – Purchase of Renewable Facility Interests," respectively, for additional information.
Alabama Power
Net cash provided from operating activities decreased $323 million in 2025 as compared to 2024 primarily due to a decrease in fuel cost recovery and customer refunds associated with the nuclear fuel disposal cost award, partially offset by the monetization of §45U PTCs. See Notes 2 and 3 to the financial statements under "Alabama Power – Nuclear Production Tax Credits Order" and "Nuclear Fuel Disposal Costs," respectively, for additional information.
The net cash used for investing activities in 2025 and 2024 was primarily related to gross property additions and, for 2025, the acquisition of the Lindsay Hill Generating Station. See Note 15 to the financial statements under "Alabama Power" for additional information.
The net cash provided from financing activities in 2025 was primarily related to net issuances of senior notes and capital contributions from Southern Company, partially offset by common stock dividend payments. The net cash used for financing activities in 2024 was primarily related to common stock dividend payments, partially offset by capital contributions from Southern Company.
Georgia Power
Net cash provided from operating activities increased $15 million in 2025 as compared to 2024 primarily due to the timing of storm restoration cost recovery and customer receivable collections and an increase in retail revenues associated with base tariff increases, largely offset by the timing of vendor payments and higher income tax payments. See Note 2 to the financial statements under "Georgia Power – Storm Damage Recovery" for additional information relating to storm restoration costs.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
The net cash used for investing activities in 2025 and 2024 was primarily related to gross property additions including costs associated with projects approved through the 2023 IRP Update and the certification requests in September and December 2025. See Note 2 to the financial statements under "Georgia Power – Integrated Resource Plans" and " – Other Construction" for information regarding Georgia Power's current construction projects.
The net cash provided from financing activities in 2025 was primarily related to capital contributions from Southern Company and net issuances of senior notes, partially offset by common stock dividend payments. The net cash provided from financing activities in 2024 was primarily related to capital contributions from Southern Company and net issuances of senior notes, partially offset by common stock dividend payments, a reduction in commercial paper borrowings, and a net decrease in short-term borrowings.
Mississippi Power
Net cash provided from operating activities increased $8 million in 2025 as compared to 2024 primarily due to funds received as part of the Plant Daniel acquisition, lower income tax payments, and the timing of fossil fuel stock purchases, largely offset by decreased fuel cost recovery. See Note 2 to the financial statements under "Mississippi Power – Plant Daniel" for additional information.
The net cash used for investing activities in 2025 and 2024 was primarily related to gross property additions.
The net cash used for financing activities in 2025 was primarily related to common stock dividend payments and a reduction in commercial paper borrowings, partially offset by issuances of senior notes and capital contributions from Southern Company. The net cash used for financing activities in 2024 was primarily related to common stock dividend payments, partially offset by capital contributions from Southern Company and net issuances of senior notes.
Southern Power
Net cash provided from operating activities decreased $38 million in 2025 as compared to 2024 primarily due to a change in the utilization of federal tax credit carryforwards, partially offset by the timing of customer receivable collections.
The net cash used for investing activities in 2025 and 2024 was primarily related to ongoing construction activities. See Note 15 to the financial statements under "Southern Power" for additional information.
The net cash provided from financing activities in 2025 was primarily related to capital contributions from Southern Company, net issuances of senior notes, and an increase in commercial paper borrowings, partially offset by the purchase of membership interests from noncontrolling interests, common stock dividend payments, and net distributions to noncontrolling interests. The net cash used for financing activities in 2024 was primarily related to common stock dividend payments, net distributions to noncontrolling interests, and a reduction in commercial paper borrowings, partially offset by capital contributions from Southern Company.
Southern Company Gas
Net cash provided from operating activities increased $65 million in 2025 as compared to 2024 primarily due to changes in recovery on certain regulatory clauses, due to weather impacts and timing, and timing of payments for natural gas as a result of higher volume and prices, as well as timing of other vendor payments, partially offset by timing of customer receivable collections as a result of weather impacts, higher natural gas prices, and increased base rates in 2025, as well as timing of income tax payments.
The net cash used for investing activities in 2025 and 2024 was primarily related to construction of transmission and distribution assets recovered through base rates.
The net cash provided from financing activities in 2025 was primarily related to net issuances of senior notes and first mortgage bonds, partially offset by common stock dividend payments. The net cash provided from financing activities in 2024 was primarily related to the issuance of senior notes and first mortgage bonds, partially offset by common stock dividend payments.
Significant Balance Sheet Changes
Southern Company
Significant balance sheet changes in 2025 for Southern Company included:
•an increase of $9.7 billion in total property, plant, and equipment primarily related to the Subsidiary Registrants' construction programs;
•an increase of $8.4 billion in long-term debt (including securities due within one year) related to issuances of senior notes and junior subordinated notes, partially offset by repayment of senior notes;

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
•an increase of $2.8 billion in total common stockholders' equity primarily related to net income and issuances of common stock largely through the settlement of forward sale contracts, partially offset by common stock dividend payments;
•a decrease of $630 million in under recovered fuel clause revenues primarily due to increased fuel cost recovery at Georgia Power;
•a decrease of $616 million in notes payable due to a reduction in commercial paper borrowings and repayment of short-term bank debt;
•a decrease of $615 million in noncontrolling interests primarily related to Southern Power's purchase of membership interests in SP Wind, net distributions to noncontrolling interests, and net loss attributable to noncontrolling interests;
•an increase of $583 million in prepaid pension costs primarily related to actual returns on plan assets, partially offset by actuarial losses resulting from decreases in the assumed discount rates;
•an increase of $569 million in cash and cash equivalents, as reflected in the statements of cash flows and discussed further under "Analysis of Cash Flow – Southern Company" herein; and
•an increase of $403 million in accumulated deferred income taxes primarily related to an increase in property-related timing differences and federal tax credit carryforwards.
See "Financing Activities" herein and Notes 2, 5, 7, 8, 10, 11, and 15 to the financial statements for additional information.
Alabama Power
Significant balance sheet changes in 2025 for Alabama Power included:
•an increase of $1.3 billion in total property, plant, and equipment primarily related to the construction of transmission and distribution facilities and the acquisition of the Lindsay Hill Generating Station;
•an increase of $906 million in total common stockholder's equity primarily due to net income and capital contributions from Southern Company, partially offset by dividends paid to Southern Company;
•an increase of $859 million in long-term debt (including securities due within one year) primarily due to net issuances of senior notes; and
•decreases of $379 million and $262 million in AROs and regulatory assets associated with AROs, respectively, primarily related to settlements and cost estimate updates.
See "Financing Activities – Alabama Power" herein and Notes 5, 6, 8, and 15 to the financial statements for additional information.
Georgia Power
Significant balance sheet changes in 2025 for Georgia Power included:
•an increase of $6.8 billion in total property, plant, and equipment primarily related to the construction of generation, transmission, and distribution facilities, including costs associated with projects approved through the 2023 IRP Update and the certification requests in September and December 2025;
•an increase of $3.4 billion in common stockholder's equity primarily due to net income and capital contributions from Southern Company, partially offset by dividends paid to Southern Company;
•an increase of $3.1 billion in long-term debt (including securities due within one year) primarily due to net issuances of senior notes;
•a decrease of $644 million in under recovered retail fuel clause revenues primarily resulting from increased recovery of deferred fuel expense as ordered in Georgia Power's 2023 fuel cost recovery case; and
•an increase of $426 million in accumulated deferred income taxes primarily related to an increase in property-related timing differences.
See "Financing Activities –Georgia Power" herein and Notes 2, 5, 8, and 10 to the financial statements for additional information.
Mississippi Power
Significant balance sheet changes in 2025 for Mississippi Power included:
•an increase of $171 million in total property, plant, and equipment primarily related to the construction of transmission and distribution facilities;
•an increase of $100 million in common stockholder's equity primarily related to net income and capital contributions from Southern Company, partially offset by dividends paid to Southern Company;

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
•an increase of $93 million in long-term debt (including securities due within one year) primarily due to issuances of senior notes;
•a decrease of $55 million in other cost of removal obligations primarily due to an increase in expenditures related to transmission and other production assets; and
•an increase of $41 million in other deferred credits and liabilities primarily due to contributions in aid of construction.
See "Financing Activities – Mississippi Power" herein and Notes 5 and 8 to the financial statements for additional information.
Southern Power
Significant balance sheet changes in 2025 for Southern Power included:
•an increase of $260 million in long-term debt (including securities due within one year) primarily due to net issuances of senior notes;
•an increase of $162 million in total property, plant, and equipment in service primarily due to an increase in CWIP primarily related to the continued construction of the Millers Branch solar facility and the wind repowering projects, partially offset by the continued depreciation of assets;
•a decrease of $161 million in total stockholders' equity primarily due to the purchase of membership interests from noncontrolling interests, dividends paid to Southern Company, net distributions to noncontrolling interests, and net loss, partially offset by capital contributions from Southern Company;
•an increase of $138 million in notes payable due to an increase in commercial paper borrowings; and
•a decrease of $133 million in accumulated deferred income taxes primarily related to a change in the utilization of ITCs.
See "Financing Activities – Southern Power" and Notes 5, 8, 10, and 15 to the financial statements for additional information.
Southern Company Gas
Significant balance sheet changes in 2025 for Southern Company Gas included:
•an increase of $1.2 billion in total property, plant, and equipment primarily related to the construction of transmission and distribution assets;
•an increase of $743 million in long-term debt (including securities due within one year) due to net issuances of senior notes and first mortgage bonds;
•an increase of $200 million in total accounts receivable primarily related to higher customer billings driven by colder weather, higher natural gas prices, and increased base rates;
•an increase of $175 million in accumulated deferred income taxes primarily due to reversal of CAMT and additional property-related timing differences;
•an increase of $131 million in common stockholder's equity primarily related to net income, partially offset by dividends paid to Southern Company; and
•an increase of $111 million in total accounts payable primarily related to higher natural gas volumes and prices and the timing of vendor payments.
See "Financing Activities – Southern Company Gas" and FUTURE EARNINGS POTENTIAL – "Income Tax Matters" herein and Notes 5, 8, and 10 to the financial statements for additional information.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
Financing Activities
The following table outlines long-term debt financing activities for the year ended December 31, 2025:

	Issuances and Reofferings		Maturities and Redemptions
Company	Senior Notes	Other Long- Term Debt	Senior Notes	Revenue Bonds	Other Long- Term Debt(a)
	(in millions)
Southern Company parent	$3,650	$2,365	$2,895	$—	$—
Alabama Power	1,100	5	250	—	3
Georgia Power	3,100	—	700	45	118
Mississippi Power	100	—	—	11	1
Southern Power	1,100	—	900	—	—
Southern Company Gas	850	200	250	—	50
Other(b)	—	—	—	—	13
Elimination(c)	—	—	—	—	(18)
Southern Company	$9,900	$2,570	$4,995	$56	$167
(a)Includes reductions in finance lease obligations resulting from cash payments under finance leases and, for Georgia Power, principal amortization payments totaling $86 million for FFB borrowings. See Note 8 to the financial statements under "Long-term Debt – DOE Loan Guarantee Borrowings" for additional information.
(b)Includes repayment by SEGCO of $10 million of its $100 million principal amount long-term bank loan due November 15, 2026, which is guaranteed by Alabama Power. See Note 3 to the financial statements under "Guarantees" for additional information.
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
Southern Company
During 2025, Southern Company issued approximately 22.5 million shares of common stock primarily through forward sale contract settlements and dividend reinvestment and employee equity compensation and savings plans. Proceeds from settlements of the forward sale contracts totaled approximately $1.5 billion. Also during 2025, Southern Company entered into additional forward sale contracts for the issuance of shares of common stock that may be settled through June 2027. See Note 8 to the financial statements under "Equity Distribution Agreement" for additional information.
In addition, in November 2025, Southern Company issued 40 million 2025 Series A Equity Units (2025 Equity Units), initially in the form of corporate units (Corporate Units), at a stated amount of $50 per Corporate Unit, for a total stated amount of $2 billion. Net proceeds from the issuance were $1.965 billion. Each Corporate Unit is comprised of (i) a stock purchase contract, which obligates the holder to purchase from Southern Company, no later than December 15, 2028, a certain number of shares of Southern Company's common stock for $50 in cash, (ii) a 1/40 undivided beneficial ownership interest in $1,000 principal amount of Southern Company's Series 2025B Remarketable Senior Notes due 2030, and (iii) a 1/40 undivided beneficial ownership interest in $1,000 principal amount of Southern Company's Series 2025C Remarketable Senior Notes due 2033. See Note 8 to the financial statements under "Equity Units" for additional information.
In January 2025, Southern Company issued $565 million aggregate principal amount of Series 2025A 6.50% Junior Subordinated Notes due March 15, 2085.
In February 2025, Southern Company issued $1.8 billion aggregate principal amount of Series 2025B 6.375% Fixed-to-Fixed Reset Rate Junior Subordinated Notes due March 15, 2055.
In May 2025, Southern Company issued $1.65 billion aggregate principal amount of Series 2025A 3.25% Convertible Senior Notes due June 15, 2028 in a private offering. Southern Company used a portion of the proceeds from this issuance to repurchase approximately $781.6 million of the $1.725 billion aggregate principal amount outstanding of its Series 2023A 3.875% Convertible Senior Notes due December 15, 2025 (Series 2023A Convertible Senior Notes) and approximately $328.1 million of the $1.5 billion aggregate principal amount outstanding of its Series 2024A 4.50% Convertible Senior Notes due June 15, 2027

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
(Series 2024A Convertible Senior Notes). See Note 8 to the financial statements under "Convertible Senior Notes" herein for additional information.
In October 2025, Southern Company repaid at maturity $500 million aggregate principal amount of its Series 2022A 5.15% Senior Notes.
In November 2025, Southern Company used a portion of the net proceeds from the 2025 Equity Units to repurchase (i) an additional approximately $674.4 million of the remaining approximately $943.4 million aggregate principal amount outstanding of its Series 2023A Convertible Senior Notes and (ii) an additional approximately $342.0 million of the remaining approximately $1.172 billion aggregate principal amount outstanding of its Series 2024A Convertible Senior Notes. See Note 8 to the financial statements under "Equity Units" for additional information.
In December 2025, Southern Company settled at maturity the remaining approximately $269.1 million outstanding of its Series 2023A Convertible Senior Notes. See Note 8 to the financial statements under "Convertible Senior Notes" for additional information.
Subsequent to December 31, 2025, Southern Company redeemed all $1.25 billion aggregate principal amount of its Series 2020B 4.00% Fixed-to-Fixed Reset Rate Junior Subordinated Notes due January 15, 2051.
Alabama Power
During 2025, a subsidiary of Alabama Power borrowed an additional approximately $5 million under a $20 million fixed rate bank loan entered into in December 2023 with a maturity date of December 31, 2030. The aggregate amount outstanding under this loan at December 31, 2025 was approximately $20 million.
In March 2025, Alabama Power issued $500 million aggregate principal amount of Series 2025A 5.10% Senior Notes due April 2, 2035.
In April 2025, Alabama Power repaid at maturity $250 million aggregate principal amount of its Series 2015B 2.80% Senior Notes.
In June 2025, Alabama Power issued $100 million aggregate principal amount of Series 2025B Floating Rate Senior Notes due August 15, 2075.
In July 2025, a subsidiary of Alabama Power repaid $1 million under a $15 million credit line entered into in December 2024 with a maturity date of December 11, 2026.
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
In October 2025, Southern Power redeemed all $500 million aggregate principal amount of its Series 2015C 4.15% Senior Notes due December 1, 2025.
In December 2025, Southern Power redeemed all $400 million aggregate principal amount of its Series 2021A 0.90% Senior Notes due January 15, 2026.
Southern Company Gas
In August 2025, Nicor Gas repaid at maturity $50 million aggregate principal amount of its 1.42% Series First Mortgage Bonds.
In September 2025, Southern Company Gas Capital issued $425 million aggregate principal amount of Series 2025A 4.05% Senior Notes due September 15, 2028 and $425 million aggregate principal amount of Series 2025B 5.10% Senior Notes due September 15, 2035, both guaranteed by Southern Company Gas.
In October 2025, Nicor Gas issued in a private placement $25 million aggregate principal amount of 4.17% Series First Mortgage Bonds due October 1, 2028 and $75 million aggregate principal amount of 4.92% Series First Mortgage Bonds due October 1, 2035. In December 2025, pursuant to the same agreement, Nicor Gas issued in a private placement $50 million aggregate principal amount of 5.59% Series First Mortgage Bonds due December 15, 2055 and $50 million aggregate principal amount of 5.69% Series First Mortgage Bonds due December 15, 2065.
In November 2025, Southern Company Gas Capital repaid at maturity $250 million aggregate principal amount of its 3.875% Senior Notes.
Credit Rating Risk
At December 31, 2025, the Registrants did not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade.
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
The maximum potential collateral requirements under these contracts at December 31, 2025 were as follows:

Credit Ratings	Southern Company(*)	Alabama Power	Georgia Power	Mississippi Power	Southern Power(*)	Southern Company Gas
	(in millions)
At BBB and/or Baa2	$32	$1	$—	$—	$30	$—
At BBB- and/or Baa3	445	2	36	—	406	—
At BB+ and/or Ba1 or below	3,774	424	2,503	278	1,347	29
(*)Southern Power has PPAs that could require collateral, but not accelerated payment, in the event of a downgrade of Southern Power's credit. The PPAs require credit assurances without stating a specific credit rating. The amount of collateral required would depend upon actual losses resulting from a credit downgrade. Southern Power had $106 million of cash collateral posted related to PPA requirements at December 31, 2025.
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
Market Price Risk
The Registrants had no material change in market risk exposure for the year ended December 31, 2025 when compared to the year ended December 31, 2024. See Note 14 to the financial statements for an in-depth discussion of the Registrants' derivatives, as well as Note 1 to the financial statements under "Financial Instruments" for additional information.
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
The following table provides information related to variable interest rate exposure on long-term debt (including amounts due within one year) at December 31, 2025 for the applicable Registrants:

At December 31, 2025	Southern Company(*)	Alabama Power	Georgia Power	Mississippi Power	Southern Company Gas
	(in millions, except percentages)
Long-term variable interest rate exposure	$5,318	$1,141	$1,584	$58	$500
Weighted average interest rate on long-term variable interest rate exposure	4.31%	3.05%	3.60%	2.75%	4.28%
Impact on annualized interest expense of 100 basis point change in interest rates	$53	$11	$16	$1	$5
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
Southern Company and Southern Power had foreign currency denominated debt at December 31, 2025 and have each mitigated exposure to foreign currency exchange rate risk through the use of foreign currency swaps. See Note 14 to the financial statements under "Foreign Currency Derivatives" for additional information.

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
Changes in fair value of energy-related derivative contracts for Southern Company and Southern Company Gas for the years ended December 31, 2025 and 2024 are provided in the table below. At December 31, 2025 and 2024, substantially all of the traditional electric operating companies' and certain of the natural gas distribution utilities' energy-related derivative contracts were designated as regulatory hedges and were related to the applicable company's fuel-hedging program.

	Southern Company(a)	Southern Company Gas(a)
	(in millions)
Contracts outstanding at December 31, 2023, assets (liabilities), net	$(304)	$(49)
Contracts realized or settled	211	7
Current period changes(b)	54	52
Contracts outstanding at December 31, 2024, assets (liabilities), net	(39)	10
Contracts realized or settled	9	(13)
Current period changes(b)	(18)	(7)
Contracts outstanding at December 31, 2025, assets (liabilities), net	$(48)	$(10)
(a)Excludes cash collateral held on deposit in broker margin accounts of $33 million, $17 million, and $62 million at December 31, 2025, 2024, and 2023, respectively, and immaterial premium and intrinsic value associated with weather derivatives for all periods presented.
(b)The changes in fair value of energy-related derivative contracts are substantially attributable to both the volume and the price of natural gas. Current period changes also include the changes in fair value of new contracts entered into during the period, if any.
The net hedge volumes of energy-related derivative contracts for natural gas purchased at December 31, 2025 and 2024 for Southern Company and Southern Company Gas were as follows:

	Southern Company	Southern Company Gas
	mmBtu Volume (in millions)
At December 31, 2025:
Commodity – Natural gas swaps	274	—
Commodity – Natural gas options	157	63
Total hedge volume	431	63

At December 31, 2024:
Commodity – Natural gas swaps	255	—
Commodity – Natural gas options	176	83
Total hedge volume	431	83
Southern Company Gas' derivative contracts are comprised of both long and short natural gas positions. A long position is a contract to purchase natural gas, and a short position is a contract to sell natural gas. The volumes presented above for Southern Company Gas represent the net of long natural gas positions of 72 million mmBtu and short natural gas positions of 9 million mmBtu at December 31, 2025 and the net of long natural gas positions of 90 million mmBtu and short natural gas positions of 7 million mmBtu at December 31, 2024.
For the Southern Company system, the weighted average swap contract cost per mmBtu was approximately $0.11 per mmBtu below market prices at December 31, 2025 and was approximately $0.15 per mmBtu below market prices at December 31, 2024. The change in option fair value is primarily attributable to the volatility of the market and the underlying change in the natural gas price. Substantially all of the traditional electric operating companies' natural gas hedge gains and losses are recovered through their respective fuel cost recovery clauses.
The Registrants use OTC contracts that are not exchange traded but are fair valued using prices which are market observable, and thus fall into Level 2 of the fair value hierarchy. In addition, Southern Company Gas uses exchange-traded market-observable contracts, which are categorized as Level 1. See Note 13 to the financial statements for further discussion of fair value

    Table of Contents                                Index to Financial Statements

COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
measurements. The maturities of the energy-related derivative contracts for Southern Company and Southern Company Gas at December 31, 2025 were as follows:

	Fair Value Measurements of Contracts at
	December 31, 2025
	Total Fair Value	Maturity
		2026	2027 – 2028	2029 – 2030	Thereafter
	(in millions)
Southern Company
Level 1(a)	$(7)	$(7)	$—	$—	$—
Level 2(b)	(41)	(40)	(3)	2	—
Southern Company total(c)	$(48)	$(47)	$(3)	$2	$—

Southern Company Gas
Level 1(a)	$(7)	$(7)	$—	$—	$—
Level 2(b)	(3)	(3)	—	—	—
Southern Company Gas total(c)	$(10)	$(10)	$—	$—	$—
(a)Valued using NYMEX futures prices.
(b)Level 2 amounts for Southern Company Gas are valued using basis transactions that represent the cost to transport natural gas from a NYMEX delivery point to the contract delivery point. These transactions are based on quotes obtained either through electronic trading platforms or directly from brokers.
(c)Excludes cash collateral of $33 million as well as immaterial premium and associated intrinsic value associated with weather derivatives.
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
Credit Risk
Southern Company (except as discussed herein), the traditional electric operating companies, and Southern Power are not exposed to any concentrations of credit risk. The traditional electric operating companies and Southern Power have received collateral or acceptable substitute guarantees as financial security from counterparties to contracts for certain data centers and other large load customers as described in FUTURE EARNINGS POTENTIAL – "General" herein and PPAs as described in FUTURE EARNINGS POTENTIAL – "Southern Power's Power Sales Agreements" herein. Southern Company Gas' exposure to concentrations of credit risk is discussed herein.
Southern Company Gas
Gas Distribution Operations
Concentration of credit risk occurs at Atlanta Gas Light for amounts billed for services and other costs to its customers, which consist of the 14 Marketers in Georgia. The credit risk exposure to the Marketers varies seasonally, with the lowest exposure in the non-peak summer months and the highest exposure in the peak winter months. Marketers are responsible for the retail sale of natural gas to end-use customers in Georgia. The provisions of Atlanta Gas Light's tariff allow Atlanta Gas Light to obtain credit security support in an amount equal to a minimum of two times a Marketer's highest month's estimated bill from Atlanta Gas Light. For 2025, the four largest Marketers based on customer count, which includes SouthStar, accounted for 19% of Southern Company Gas' operating revenues and 22% of operating revenues for Southern Company Gas' gas distribution operations segment.
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

    Table of Contents                                Index to Financial Statements
Item 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Table of Contents                                Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of The Southern Company and Subsidiary Companies
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of The Southern Company and Subsidiary Companies (Southern Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2025, the related notes, and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). We also have audited Southern Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southern Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, Southern Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.
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
February 18, 2026
We have served as Southern Company's auditor since 2002.

    Table of Contents                                Index to Financial Statements
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2025, 2024, and 2023
Southern Company and Subsidiary Companies

	2025	2024	2023
	(in millions)
Operating Revenues:
Retail electric revenues	$19,331	$17,790	$16,343
Wholesale electric revenues	2,941	2,431	2,467
Other electric revenues	953	896	792
Natural gas revenues	5,044	4,456	4,702
Other revenues	1,284	1,151	949
Total operating revenues	29,553	26,724	25,253
Operating Expenses:
Fuel	4,897	4,096	4,365
Purchased power	980	883	883
Cost of natural gas	1,599	1,196	1,644
Cost of other sales	687	668	560
Other operations and maintenance	7,066	6,518	6,025
Depreciation and amortization	5,501	4,755	4,525
Taxes other than income taxes	1,538	1,540	1,425
Total operating expenses	22,268	19,656	19,427
Operating Income	7,285	7,068	5,826
Other Income and (Expense):
Allowance for equity funds used during construction	340	235	268
Earnings from equity method investments	112	139	144
Interest expense, net of amounts capitalized	(3,238)	(2,743)	(2,446)
Other income (expense), net	500	530	553
Total other income and (expense)	(2,286)	(1,839)	(1,481)
Earnings Before Income Taxes	4,999	5,229	4,345
Income taxes	828	969	496
Consolidated Net Income	4,171	4,260	3,849
Net loss attributable to noncontrolling interests	(170)	(141)	(127)
Consolidated Net Income Attributable to Southern Company	$4,341	$4,401	$3,976
Common Stock Data:
Earnings per share —
Basic	$3.94	$4.02	$3.64
Diluted	3.92	3.99	3.62
Average number of shares of common stock outstanding — (in millions)
Basic	1,103	1,096	1,092
Diluted	1,109	1,102	1,098
The accompanying notes are an integral part of these consolidated financial statements.

    Table of Contents                                Index to Financial Statements
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2025, 2024, and 2023
Southern Company and Subsidiary Companies

	2025	2024	2023
	(in millions)
Consolidated Net Income	$4,171	$4,260	$3,849
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $8, $(2), and $(17), respectively	26	(5)	(41)
Reclassification adjustment for amounts included in net income, net of tax of $(10), $28, and $27, respectively	(33)	80	69
Pension and other postretirement benefit plans:
Benefit plan net gain (loss), net of tax of $4, $10, and $(14), respectively	10	23	(39)
Reclassification adjustment for amounts included in net income, net of tax of $—, $—, and $—, respectively	—	1	1
Total other comprehensive income (loss)	3	99	(10)
Comprehensive loss attributable to noncontrolling interests	(170)	(141)	(127)
Consolidated Comprehensive Income Attributable to Southern Company	$4,344	$4,500	$3,966
The accompanying notes are an integral part of these consolidated financial statements.

    Table of Contents                                Index to Financial Statements
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2025, 2024, and 2023
Southern Company and Subsidiary Companies

	2025	2024	2023
	(in millions)
Operating Activities:
Consolidated net income	$4,171	$4,260	$3,849
Adjustments to reconcile consolidated net income to net cash provided from operating activities —
Depreciation and amortization, total	6,030	5,266	4,986
Deferred income taxes	618	626	416
Allowance for equity funds used during construction	(340)	(235)	(268)
Pension, postretirement, and other employee benefits	(579)	(556)	(527)
Settlement of asset retirement obligations	(634)	(566)	(617)
Storm damage and reliability reserve accruals	236	163	124
Stock based compensation expense	136	132	137
Loss on extinguishment of debt	252	—	—
Retail fuel cost under recovery – long-term	(176)	(32)	(206)
Storm damage cost recovery – long-term	(275)	(631)	—
Other, net	(36)	(60)	(206)
Changes in certain current assets and liabilities —
-Receivables	(124)	(372)	482
-Retail fuel cost under recovery	645	984	686
-Fossil fuel for generation	68	140	(368)
-Materials and supplies	(24)	(189)	(345)
-Natural gas cost under recovery	—	—	108
-Other current assets	47	(47)	(106)
-Accounts payable	(290)	492	(863)
-Accrued interest	125	30	42
-Accrued taxes	(36)	206	23
-Customer refunds	(75)	83	(157)
-Natural gas cost over recovery	(36)	(21)	214
-Other current liabilities	99	115	149
Net cash provided from operating activities	9,802	9,788	7,553
Investing Activities:
Property additions	(12,737)	(8,955)	(9,095)
Business acquisition	(635)	—	—
Nuclear decommissioning trust fund purchases	(1,702)	(1,551)	(1,142)
Nuclear decommissioning trust fund sales	1,685	1,535	1,121
Proceeds from dispositions	1	369	164
Cost of removal, net of salvage	(655)	(632)	(592)
Change in construction payables, net	301	106	18
Payments pursuant to LTSAs	(159)	(108)	(99)
Other investing activities	(58)	(164)	(43)
Net cash used for investing activities	(13,959)	(9,400)	(9,668)
Financing Activities:
Increase (decrease) in notes payable, net	(414)	(648)	973
Proceeds —
Long-term debt	12,470	6,159	8,972
Short-term borrowings	200	700	350
Common stock	1,623	143	36
Redemptions and repurchases —
Long-term debt	(5,464)	(2,222)	(4,294)
Short-term borrowings	—	(1,020)	(1,630)
Distributions to noncontrolling interests	(200)	(185)	(234)
Purchase of membership interests from noncontrolling interests	(286)	—	—
Payment of common stock dividends	(3,015)	(2,954)	(3,035)
Other financing activities	(218)	(181)	(139)
Net cash provided from (used for) financing activities	4,696	(208)	999
Net Change in Cash, Cash Equivalents, and Restricted Cash	539	180	(1,116)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Year	1,101	921	2,037
Cash, Cash Equivalents, and Restricted Cash at End of Year	$1,640	$1,101	$921
Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $140, $103, and $132 capitalized, respectively)	$2,692	$2,538	$2,184
Income taxes, net (excludes credit transfers)	284	176	132
Noncash transactions —
Accrued property additions at year-end	1,473	1,199	1,027
LTSA credits utilized from the sale of spare parts	6	13	23
Issuance of common stock under dividend reinvestment plan	222	179	—
The accompanying notes are an integral part of these consolidated financial statements.

    Table of Contents                                Index to Financial Statements
CONSOLIDATED BALANCE SHEETS
At December 31, 2025 and 2024
Southern Company and Subsidiary Companies

Assets	2025	2024
	(in millions)
Current Assets:
Cash and cash equivalents	$1,639	$1,070
Receivables —
Customer accounts	2,251	2,228
Unbilled revenues	931	825
Under recovered fuel clause revenues	316	713
Other accounts and notes	655	597
Accumulated provision for uncollectible accounts	(84)	(74)
Materials and supplies	2,202	2,178
Fossil fuel for generation	735	803
Natural gas for sale	396	388
Prepaid expenses	327	294
Assets from risk management activities, net of collateral	63	39
Regulatory assets – asset retirement obligations	353	353
Other regulatory assets	709	804
Other current assets	424	476
Total current assets	10,917	10,694
Property, Plant, and Equipment:
In service	146,114	137,143
Less: Accumulated depreciation	43,483	40,126
Plant in service, net of depreciation	102,631	97,017
Other utility plant, net	307	410
Nuclear fuel, at amortized cost	897	873
Construction work in progress	10,534	6,389
Total property, plant, and equipment	114,369	104,689
Other Property and Investments:
Goodwill	5,161	5,161
Nuclear decommissioning trusts, at fair value	2,947	2,621
Equity investments in unconsolidated subsidiaries	1,318	1,416
Other intangible assets, net of amortization of $444 and $412, respectively	300	332
Miscellaneous property and investments	714	668
Total other property and investments	10,440	10,198
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	1,358	1,386
Deferred charges related to income taxes	948	889
Prepaid pension costs	3,257	2,674
Unamortized loss on reacquired debt	187	203
Deferred under recovered retail fuel clause revenues	252	485
Regulatory assets – asset retirement obligations, deferred	5,129	5,458
Other regulatory assets, deferred	7,427	7,037
Other deferred charges and assets	1,436	1,467
Total deferred charges and other assets	19,994	19,599
Total Assets	$155,720	$145,180
The accompanying notes are an integral part of these consolidated financial statements.

    Table of Contents                                Index to Financial Statements
CONSOLIDATED BALANCE SHEETS
At December 31, 2025 and 2024
Southern Company and Subsidiary Companies

Liabilities and Stockholders' Equity	2025	2024
	(in millions)
Current Liabilities:
Securities due within one year	$6,220	$4,718
Notes payable	722	1,338
Accounts payable	3,710	3,701
Customer deposits	475	486
Accrued taxes —
Accrued income taxes	22	57
Other accrued taxes	982	997
Accrued interest	807	682
Accrued compensation	1,418	1,261
Asset retirement obligations	662	731
Liabilities from risk management activities, net of collateral	118	160
Operating lease obligations	197	200
Natural gas cost over recovery	158	193
Other regulatory liabilities	240	369
Other current liabilities	1,157	1,100
Total current liabilities	16,888	15,993
Long-Term Debt	65,649	58,768
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	12,133	11,730
Deferred credits related to income taxes	4,712	4,434
Accumulated deferred ITCs	2,002	2,056
Employee benefit obligations	980	1,011
Operating lease obligations, deferred	1,287	1,253
Asset retirement obligations, deferred	8,939	9,203
Other cost of removal obligations	2,036	2,016
Other regulatory liabilities, deferred	722	692
Other deferred credits and liabilities	1,505	1,350
Total deferred credits and other liabilities	34,316	33,745
Total Liabilities	116,853	108,506
Common Stockholders' Equity:
Common stock, par value $5 per share (Authorized - 1.5 billion shares)	5,554	5,446
(Issued - 1.1 billion shares; Treasury - 1.0 million shares)
Paid-in capital	15,740	14,149
Treasury, at cost	(59)	(59)
Retained earnings	14,856	13,750
Accumulated other comprehensive loss	(75)	(78)
Total common stockholders' equity	36,016	33,208
Noncontrolling interests	2,851	3,466
Total Stockholders' Equity (See accompanying statements)	38,867	36,674
Total Liabilities and Stockholders' Equity	$155,720	$145,180
Commitments and Contingent Matters (See notes)
The accompanying notes are an integral part of these consolidated financial statements.

    Table of Contents                                Index to Financial Statements
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2025, 2024, and 2023
Southern Company and Subsidiary Companies

	Southern Company Common Stockholders' Equity
	Number of Common Shares		Common Stock				Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Issued	Treasury	Par Value	Paid-In Capital	Treasury	Retained Earnings			Total
	(in millions)
Balance at December 31, 2022	1,090	(1)	$5,417	$13,673	$(53)	$11,538	$(167)	$4,124	$34,532
Consolidated net income (loss)	—	—	—	—	—	3,976	—	(127)	3,849
Other comprehensive income (loss)	—	—	—	—	—	—	(10)	—	(10)
Stock issued	2	—	6	30	—	—	—	—	36
Stock-based compensation	—	—	—	73	—	—	—	—	73
Cash dividends of $2.7800 per share	—	—	—	—	—	(3,035)	—	—	(3,035)
Capital contributions from noncontrolling interests	—	—	—	—	—	—	—	21	21
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(236)	(236)
Other	—	—	—	(1)	(6)	3	—	(1)	(5)
Balance at December 31, 2023	1,092	(1)	5,423	13,775	(59)	12,482	(177)	3,781	35,225
Consolidated net income (loss)	—	—	—	—	—	4,401	—	(141)	4,260
Other comprehensive income	—	—	—	—	—	—	99	—	99
Stock issued	6	—	23	299	—	—	—	—	322
Stock-based compensation	—	—	—	56	—	—	—	—	56
Dividends of $2.8600 per share	—	—	—	—	—	(3,133)	—	—	(3,133)
Capital contributions from noncontrolling interests	—	—	—	—	—	—	—	11	11
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(185)	(185)
Other	—	—	—	19	—	—	—	—	19
Balance at December 31, 2024	1,098	(1)	5,446	14,149	(59)	13,750	(78)	3,466	36,674
Consolidated net income (loss)	—	—	—	—	—	4,341	—	(170)	4,171
Other comprehensive income	—	—	—	—	—	—	3	—	3
Issuance of equity units(*)	—	—	—	(173)	—	—	—	—	(173)
Stock issued	22	—	107	1,738	—	—	—	—	1,845
Stock-based compensation	—	—	—	48	—	—	—	—	48
Dividends of $2.9400 per share	—	—	—	—	—	(3,237)	—	—	(3,237)
Capital contributions from noncontrolling interests	—	—	—	—	—	—	—	23	23
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(202)	(202)
Purchase of membership interests from noncontrolling interests	—	—	—	(16)	—	—	—	(267)	(283)
Other	—	—	1	(6)	—	2	—	1	(2)
Balance at December 31, 2025	1,120	(1)	$5,554	$15,740	$(59)	$14,856	$(75)	$2,851	$38,867
(*) See Note 8 under "Equity Units" for additional information.
The accompanying notes are an integral part of these consolidated financial statements.

    Table of Contents                                Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholder and the Board of Directors of Alabama Power Company
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Alabama Power Company (Alabama Power) (a wholly-owned subsidiary of The Southern Company) as of December 31, 2025 and 2024, the related statements of income, comprehensive income, common stockholder's equity, and cash flows for each of the three years in the period ended December 31, 2025, the related notes, and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of Alabama Power as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
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
February 18, 2026
We have served as Alabama Power's auditor since 2002.

    Table of Contents                                Index to Financial Statements
STATEMENTS OF INCOME
For the Years Ended December 31, 2025, 2024, and 2023
Alabama Power Company

	2025	2024	2023
	(in millions)
Operating Revenues:
Retail revenues	$7,136	$6,639	$6,159
Wholesale revenues, non-affiliates	449	337	424
Wholesale revenues, affiliates	188	139	60
Other revenues	462	439	407
Total operating revenues	8,235	7,554	7,050
Operating Expenses:
Fuel	1,524	1,358	1,299
Purchased power, non-affiliates	235	199	253
Purchased power, affiliates	273	175	251
Other operations and maintenance	2,026	1,895	1,769
Depreciation and amortization	1,510	1,459	1,401
Taxes other than income taxes	498	471	442
Total operating expenses	6,066	5,557	5,415
Operating Income	2,169	1,997	1,635
Other Income and (Expense):
Allowance for equity funds used during construction	69	57	82
Interest expense, net of amounts capitalized	(465)	(448)	(425)
Other income (expense), net	168	157	159
Total other income and (expense)	(228)	(234)	(184)
Earnings Before Income Taxes	1,941	1,763	1,451
Income taxes	425	360	81
Net Income	$1,516	$1,403	$1,370

STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2025, 2024, and 2023
Alabama Power Company

	2025	2024	2023
	(in millions)
Net Income	$1,516	$1,403	$1,370
Other comprehensive income:
Qualifying hedges:
Reclassification adjustment for amounts included in net income, net of tax of $1, $1, and $1, respectively	2	2	2
Total other comprehensive income	2	2	2
Comprehensive Income	$1,518	$1,405	$1,372
The accompanying notes are an integral part of these financial statements.

    Table of Contents                                Index to Financial Statements
STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2025, 2024, and 2023
Alabama Power Company

	2025	2024	2023
	(in millions)
Operating Activities:
Net income	$1,516	$1,403	$1,370
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	1,654	1,608	1,554
Deferred income taxes	220	(55)	(242)
Allowance for equity funds used during construction	(69)	(57)	(82)
Pension, postretirement, and other employee benefits	(211)	(213)	(204)
Settlement of asset retirement obligations	(269)	(254)	(270)
Natural disaster reserve and reliability reserve accruals	179	96	70
Retail fuel cost under recovery – long-term	(146)	—	—
Other, net	(55)	103	4
Changes in certain current assets and liabilities —
-Receivables	(34)	(32)	(24)
-Fossil fuel stock	36	55	(165)
-Materials and supplies	(29)	(57)	(105)
-Retail fuel cost under recovery	—	246	376
-Other current assets	18	(32)	(20)
-Accounts payable	(99)	(127)	(162)
-Customer refunds	(108)	87	(39)
-Other current liabilities	(31)	124	18
Net cash provided from operating activities	2,572	2,895	2,079
Investing Activities:
Property additions	(1,935)	(1,881)	(2,022)
Business acquisition	(635)	—	—
Nuclear decommissioning trust fund purchases	(564)	(593)	(301)
Nuclear decommissioning trust fund sales	564	592	300
Cost of removal net of salvage	(175)	(166)	(178)
Change in construction payables, net of joint owner portion	(48)	10	(44)
Other investing activities	(21)	51	49
Net cash used for investing activities	(2,814)	(1,987)	(2,196)
Financing Activities:
Increase (decrease) in notes payable, net	—	(40)	40
Proceeds —
Senior notes	1,100	—	500
Revenue bonds	—	—	326
Short-term borrowings	—	50	—
Other long-term debt	5	8	29
Redemptions and repurchases —
Senior notes	(250)	—	(300)
Revenue bonds	—	(21)	—
Short-term borrowings	—	(50)	—
Other long-term debt	(1)	(22)	—
Capital contributions from parent company	601	527	407
Payment of common stock dividends	(1,219)	(1,182)	(1,141)
Other financing activities	(13)	(2)	(22)
Net cash provided from (used for) financing activities	223	(732)	(161)
Net Change in Cash, Cash Equivalents, and Restricted Cash	(19)	176	(278)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Year	585	409	687
Cash, Cash Equivalents, and Restricted Cash at End of Year	$566	$585	$409
Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $20, $18, and $27 capitalized, respectively)	$431	$428	$397
Income taxes, net	243	387	315
Noncash transactions — Accrued property additions at year-end	100	148	138
The accompanying notes are an integral part of these financial statements.

    Table of Contents                                Index to Financial Statements
BALANCE SHEETS
At December 31, 2025 and 2024
Alabama Power Company

Assets	2025	2024
	(in millions)
Current Assets:
Cash and cash equivalents	$566	$585
Receivables —
Customer accounts	470	512
Unbilled revenues	189	187
Affiliated	126	91
Other accounts and notes	113	126
Accumulated provision for uncollectible accounts	(23)	(22)
Fossil fuel stock	303	339
Materials and supplies	732	699
Prepaid expenses	86	63
Other regulatory assets	344	332
Other current assets	80	79
Total current assets	2,986	2,991
Property, Plant, and Equipment:
In service	38,915	36,501
Less: Accumulated provision for depreciation	12,816	11,741
Plant in service, net of depreciation	26,099	24,760
Other utility plant, net	307	410
Nuclear fuel, at amortized cost	290	262
Construction work in progress	1,441	1,377
Total property, plant, and equipment	28,137	26,809
Other Property and Investments:
Nuclear decommissioning trusts, at fair value	1,542	1,386
Equity investments in unconsolidated subsidiaries	48	48
Miscellaneous property and investments	123	129
Total other property and investments	1,713	1,563
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	86	84
Deferred charges related to income taxes	261	264
Prepaid pension and other postretirement benefit costs	1,016	841
Regulatory assets – asset retirement obligations	1,518	1,780
Other regulatory assets, deferred	1,982	1,815
Other deferred charges and assets	425	391
Total deferred charges and other assets	5,288	5,175
Total Assets	$38,124	$36,538
The accompanying notes are an integral part of these financial statements.

    Table of Contents                                Index to Financial Statements
BALANCE SHEETS
At December 31, 2025 and 2024
Alabama Power Company

Liabilities and Stockholder's Equity	2025	2024
	(in millions)
Current Liabilities:
Securities due within one year	$625	$655
Accounts payable —
Affiliated	294	299
Other	576	625
Customer deposits	113	113
Accrued taxes	105	78
Accrued interest	134	120
Accrued compensation	275	240
Asset retirement obligations	256	364
Other regulatory liabilities	89	165
Other current liabilities	135	219
Total current liabilities	2,602	2,878
Long-Term Debt	11,388	10,499
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	4,209	4,178
Deferred credits related to income taxes	1,585	1,398
Accumulated deferred ITCs	115	113
Employee benefit obligations	152	148
Operating lease obligations	78	76
Asset retirement obligations, deferred	3,423	3,694
Other regulatory liabilities, deferred	252	271
Other deferred credits and liabilities	326	195
Total deferred credits and other liabilities	10,140	10,073
Total Liabilities	24,130	23,450
Common Stockholder's Equity:
Common stock, par value $40 per share (Authorized - 40 million shares; Outstanding - 31 million shares)	1,222	1,222
Paid-in capital	8,263	7,657
Retained earnings	4,512	4,214
Accumulated other comprehensive loss	(3)	(5)
Total common stockholder's equity (See accompanying statements)	13,994	13,088
Total Liabilities and Stockholder's Equity	$38,124	$36,538
Commitments and Contingent Matters (See notes)
The accompanying notes are an integral part of these financial statements.

    Table of Contents                                Index to Financial Statements
STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
For the Years Ended December 31, 2025, 2024, and 2023
Alabama Power Company

	Number of Common Shares Issued	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balance at December 31, 2022	31	$1,222	$6,710	$3,764	$(9)	$11,687
Net income	—	—	—	1,370	—	1,370
Capital contributions from parent company	—	—	415	—	—	415
Other comprehensive income	—	—	—	—	2	2
Cash dividends on common stock	—	—	—	(1,141)	—	(1,141)
Balance at December 31, 2023	31	1,222	7,125	3,993	(7)	12,333
Net income	—	—	—	1,403	—	1,403
Capital contributions from parent company	—	—	532	—	—	532
Other comprehensive income	—	—	—	—	2	2
Cash dividends on common stock	—	—	—	(1,182)	—	(1,182)
Balance at December 31, 2024	31	1,222	7,657	4,214	(5)	13,088
Net income	—	—	—	1,516	—	1,516
Capital contributions from parent company	—	—	606	—	—	606
Other comprehensive income	—	—	—	—	2	2
Cash dividends on common stock	—	—	—	(1,219)	—	(1,219)
Other	—	—	—	1	—	1
Balance at December 31, 2025	31	$1,222	$8,263	$4,512	$(3)	$13,994
The accompanying notes are an integral part of these financial statements.

    Table of Contents                                Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholder and the Board of Directors of Georgia Power Company
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Georgia Power Company (Georgia Power) (a wholly-owned subsidiary of The Southern Company) as of December 31, 2025 and 2024, the related statements of income, comprehensive income, common stockholder's equity, and cash flows for each of the three years in the period ended December 31, 2025, the related notes, and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of Georgia Power as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
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
February 18, 2026
We have served as Georgia Power's auditor since 2002.

    Table of Contents                                Index to Financial Statements
STATEMENTS OF INCOME
For the Years Ended December 31, 2025, 2024, and 2023
Georgia Power Company

	2025	2024	2023
	(in millions)
Operating Revenues:
Retail revenues	$11,110	$10,187	$9,222
Wholesale revenues	525	265	188
Other revenues	996	879	708
Total operating revenues	12,631	11,331	10,118
Operating Expenses:
Fuel	2,040	1,658	1,781
Purchased power, non-affiliates	659	615	517
Purchased power, affiliates	858	745	764
Other operations and maintenance	2,585	2,351	2,015
Depreciation and amortization	2,074	1,774	1,681
Taxes other than income taxes	576	647	541
Total operating expenses	8,792	7,790	7,299
Operating Income	3,839	3,541	2,819
Other Income and (Expense):
Allowance for equity funds used during construction	248	152	165
Interest expense, net of amounts capitalized	(793)	(725)	(626)
Other income (expense), net	159	178	170
Total other income and (expense)	(386)	(395)	(291)
Earnings Before Income Taxes	3,453	3,146	2,528
Income taxes	602	603	448
Net Income	$2,851	$2,543	$2,080
STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2025, 2024, and 2023
Georgia Power Company

	2025	2024	2023
	(in millions)
Net Income	$2,851	$2,543	$2,080
Other comprehensive income:
Qualifying hedges:
Changes in fair value, net of tax of $1, $6, and $(1), respectively	3	18	(2)
Reclassification adjustment for amounts included in net income, net of tax of $—, $1, and $2, respectively	1	4	5
Total other comprehensive income	4	22	3
Comprehensive Income	$2,855	$2,565	$2,083
The accompanying notes are an integral part of these financial statements.

    Table of Contents                                Index to Financial Statements
STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2025, 2024, and 2023
Georgia Power Company

	2025	2024	2023
	(in millions)
Operating Activities:
Net income	$2,851	$2,543	$2,080
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	2,376	2,080	1,914
Deferred income taxes	493	380	206
Allowance for equity funds used during construction	(248)	(152)	(165)
Pension, postretirement, and other employee benefits	(289)	(288)	(272)
Settlement of asset retirement obligations	(321)	(270)	(304)
Retail fuel cost under recovery – long-term	—	—	(157)
Storm damage cost recovery – long-term	(275)	(631)	—
Other, net	(95)	(145)	(141)
Changes in certain current assets and liabilities —
-Receivables	33	(268)	(57)
-Retail fuel cost under recovery	645	738	308
-Fossil fuel stock	22	96	(189)
-Materials and supplies	(32)	(81)	(154)
-Other current assets	(58)	(51)	(63)
-Accounts payable	(347)	633	(206)
-Accrued taxes	(125)	212	74
-Customer refunds	33	(4)	(117)
-Other current liabilities	145	1	(5)
Net cash provided from operating activities	4,808	4,793	2,752
Investing Activities:
Property additions	(7,792)	(4,816)	(4,786)
Nuclear decommissioning trust fund purchases	(1,137)	(958)	(841)
Nuclear decommissioning trust fund sales	1,122	942	821
Cost of removal, net of salvage	(324)	(336)	(279)
Change in construction payables, net of joint owner portion	358	68	50
Payments pursuant to LTSAs	(62)	(74)	(49)
Proceeds from dispositions	—	357	59
Other investing activities	(98)	(79)	(54)
Net cash used for investing activities	(7,933)	(4,896)	(5,079)
Financing Activities:
Increase (decrease) in notes payable, net	160	(811)	811
Proceeds —
Senior notes	3,100	2,117	2,450
Short-term borrowings	200	350	350
Revenue bonds	—	—	229
Redemptions and repurchases —
Senior notes	(700)	(400)	(800)
Short-term borrowings	—	(670)	(1,430)
FFB loan	(86)	(86)	(86)
Revenue bonds	(45)	—	—
Capital contributions from parent company	2,700	1,780	2,291
Payment of common stock dividends	(2,209)	(2,051)	(1,855)
Other financing activities	(54)	(83)	(38)
Net cash provided from financing activities	3,066	146	1,922
Net Change in Cash, Cash Equivalents, and Restricted Cash	(59)	43	(405)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Year	118	75	480
Cash, Cash Equivalents, and Restricted Cash at End of Year	$59	$118	$75
Supplemental Cash Flow Information:
Cash paid (received) during the period for —
Interest (net of $78, $57, and $86 capitalized, respectively)	$717	$680	$592
Income taxes, net (excludes credit transfers)	129	(14)	220
Noncash transactions — Accrued property additions at year-end	1,072	739	680
The accompanying notes are an integral part of these financial statements.

    Table of Contents                                Index to Financial Statements
BALANCE SHEETS
At December 31, 2025 and 2024
Georgia Power Company

Assets	2025	2024
	(in millions)
Current Assets:
Cash and cash equivalents	$59	$97
Receivables —
Customer accounts, net	993	985
Unbilled revenues	346	341
Under recovered retail fuel clause revenues	310	713
Joint owner accounts	195	101
Affiliated	96	65
Other accounts and notes	61	92
Fossil fuel stock	362	385
Materials and supplies	994	968
Regulatory assets – asset retirement obligations	222	222
Other regulatory assets	335	373
Other current assets	285	262
Total current assets	4,258	4,604
Property, Plant, and Equipment:
In service	59,458	55,036
Less: Accumulated provision for depreciation	15,957	14,806
Plant in service, net of depreciation	43,501	40,230
Nuclear fuel, at amortized cost	606	611
Construction work in progress	6,764	3,197
Total property, plant, and equipment	50,871	44,038
Other Property and Investments:
Nuclear decommissioning trusts, at fair value	1,405	1,236
Equity investments in unconsolidated subsidiaries	40	43
Miscellaneous property and investments	231	192
Total other property and investments	1,676	1,471
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	1,120	1,331
Deferred charges related to income taxes	660	596
Prepaid pension costs	1,099	897
Deferred under recovered retail fuel clause revenues	212	453
Regulatory assets – asset retirement obligations, deferred	3,382	3,436
Other regulatory assets, deferred	4,032	3,814
Other deferred charges and assets	767	615
Total deferred charges and other assets	11,272	11,142
Total Assets	$68,077	$61,255
The accompanying notes are an integral part of these financial statements.

    Table of Contents                                Index to Financial Statements
BALANCE SHEETS
At December 31, 2025 and 2024
Georgia Power Company

Liabilities and Stockholder's Equity	2025	2024
	(in millions)
Current Liabilities:
Securities due within one year	$1,370	$966
Notes payable	160	200
Accounts payable —
Affiliated	992	984
Other	1,728	1,837
Customer deposits	267	256
Accrued taxes	678	803
Accrued interest	234	190
Accrued compensation	327	276
Operating lease obligations	170	169
Asset retirement obligations	360	309
Other regulatory liabilities	52	150
Other current liabilities	332	296
Total current liabilities	6,670	6,436
Long-Term Debt	20,122	17,384
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	4,811	4,385
Deferred credits related to income taxes	2,225	2,047
Accumulated deferred ITCs	354	343
Employee benefit obligations	189	205
Operating lease obligations, deferred	960	1,159
Asset retirement obligations, deferred	5,167	5,106
Other deferred credits and liabilities	545	509
Total deferred credits and other liabilities	14,251	13,754
Total Liabilities	41,043	37,574
Common Stockholder's Equity:
Common stock, without par value (Authorized - 20 million shares; Outstanding - 9 million shares)	398	398
Paid-in capital	22,416	19,708
Retained earnings	4,204	3,562
Accumulated other comprehensive income	16	13
Total common stockholder's equity (See accompanying statements)	27,034	23,681
Total Liabilities and Stockholder's Equity	$68,077	$61,255
Commitments and Contingent Matters (See notes)
The accompanying notes are an integral part of these financial statements.

    Table of Contents                                Index to Financial Statements
STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
For the Years Ended December 31, 2025, 2024, and 2023
Georgia Power Company

	Number of Common Shares Issued	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balance at December 31, 2022	9	$398	$15,626	$2,846	$(12)	$18,858
Net income	—	—	—	2,080	—	2,080
Capital contributions from parent company	—	—	2,297	—	—	2,297
Other comprehensive income	—	—	—	—	3	3
Cash dividends on common stock	—	—	—	(1,855)	—	(1,855)
Balance at December 31, 2023	9	398	17,923	3,071	(9)	21,383
Net income	—	—	—	2,543	—	2,543
Capital contributions from parent company	—	—	1,785	—	—	1,785
Other comprehensive income	—	—	—	—	22	22
Cash dividends on common stock	—	—	—	(2,051)	—	(2,051)
Other	—	—	—	(1)	—	(1)
Balance at December 31, 2024	9	398	19,708	3,562	13	23,681
Net income	—	—	—	2,851	—	2,851
Capital contributions from parent company	—	—	2,708	—	—	2,708
Other comprehensive income	—	—	—	—	4	4
Cash dividends on common stock	—	—	—	(2,209)	—	(2,209)
Other	—	—	—	—	(1)	(1)
Balance at December 31, 2025	9	$398	$22,416	$4,204	$16	$27,034
The accompanying notes are an integral part of these financial statements.

    Table of Contents                                Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholder and the Board of Directors of Mississippi Power Company
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Mississippi Power Company (Mississippi Power) (a wholly-owned subsidiary of The Southern Company) as of December 31, 2025 and 2024, the related statements of income, comprehensive income, common stockholder's equity, and cash flows for each of the three years in the period ended December 31, 2025, the related notes, and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of Mississippi Power as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
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
February 18, 2026
We have served as Mississippi Power's auditor since 2002.

    Table of Contents                                Index to Financial Statements
STATEMENTS OF INCOME
For the Years Ended December 31, 2025, 2024, and 2023
Mississippi Power Company

	2025	2024	2023
	(in millions)
Operating Revenues:
Retail revenues	$1,085	$965	$963
Wholesale revenues, non-affiliates	275	228	272
Wholesale revenues, affiliates	280	218	200
Other revenues	55	52	39
Total operating revenues	1,695	1,463	1,474
Operating Expenses:
Fuel and purchased power	624	477	538
Other operations and maintenance	387	370	362
Depreciation and amortization	211	193	190
Taxes other than income taxes	139	127	124
Total operating expenses	1,361	1,167	1,214
Operating Income	334	296	260
Other Income and (Expense):
Interest expense, net of amounts capitalized	(79)	(77)	(71)
Other income (expense), net	25	27	35
Total other income and (expense)	(54)	(50)	(36)
Earnings Before Income Taxes	280	246	224
Income taxes	65	47	36
Net Income	$215	$199	$188
STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2025, 2024, and 2023
Mississippi Power Company

	2025	2024	2023
	(in millions)
Net Income	$215	$199	$188
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $—, $2, and $—, respectively	(1)	5	—
Total other comprehensive income (loss)	(1)	5	—
Comprehensive Income	$214	$204	$188
The accompanying notes are an integral part of these financial statements.

    Table of Contents                                Index to Financial Statements
STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2025, 2024, and 2023
Mississippi Power Company

	2025	2024	2023
	(in millions)
Operating Activities:
Net income	$215	$199	$188
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	230	209	232
Deferred income taxes	9	16	(13)
Pension, postretirement, and other employee benefits	(20)	(21)	(20)
Settlement of asset retirement obligations	(19)	(17)	(18)
Property damage reserve and reliability reserve accruals	26	35	23
Retail fuel cost under recovery – long-term	(30)	(32)	(50)
Plant acquisition regulatory liability	36	—	—
Other, net	(12)	5	(5)
Changes in certain current assets and liabilities —
-Receivables	(3)	(14)	85
-Fossil fuel stock	10	(9)	(3)
-Materials and supplies	(2)	(13)	(9)
-Prepaid income taxes	11	(11)	—
-Other current assets	(1)	(1)	10
-Accounts payable	(13)	(10)	(81)
-Retail fuel cost over recovery	(10)	55	27
-Wholesale fuel cost over recovery	(20)	15	5
-Other current liabilities	7	—	(2)
Net cash provided from operating activities	414	406	369
Investing Activities:
Property additions	(328)	(311)	(319)
Contributions in aid of construction	58	—	—
Cost of removal net of salvage	(55)	(41)	(32)
Change in construction payables, net	(4)	—	9
Payments pursuant to LTSAs	(20)	(19)	(26)
Other investing activities	(7)	(2)	(2)
Net cash used for investing activities	(356)	(373)	(370)
Financing Activities:
Increase (decrease) in notes payable, net	(14)	14	—
Proceeds — Senior notes	100	250	100
Redemptions —
Senior notes	—	(200)	—
Revenue bonds	(11)	—	—
Capital contributions from parent company	77	68	68
Payment of common stock dividends	(194)	(188)	(185)
Other financing activities	(3)	(2)	(3)
Net cash used for financing activities	(45)	(58)	(20)
Net Change in Cash, Cash Equivalents, and Restricted Cash	13	(25)	(21)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Year	13	38	59
Cash, Cash Equivalents, and Restricted Cash at End of Year	$26	$13	$38
Supplemental Cash Flow Information:
Cash paid during the period for —
Interest	$76	$74	$66
Income taxes, net	42	51	52
Noncash transactions — Accrued property additions at year-end	38	36	34
The accompanying notes are an integral part of these financial statements.

    Table of Contents                                Index to Financial Statements
BALANCE SHEETS
At December 31, 2025 and 2024
Mississippi Power Company

Assets	2025	2024
	(in millions)
Current Assets:
Cash and cash equivalents	$26	$13
Receivables —
Customer accounts, net	50	45
Unbilled revenues	44	39
Affiliated	26	33
Other accounts and notes	22	24
Fossil fuel stock	46	56
Materials and supplies	101	103
Other regulatory assets	49	43
Other current assets	10	28
Total current assets	374	384
Property, Plant, and Equipment:
In service	5,972	5,697
Less: Accumulated provision for depreciation	1,922	1,833
Plant in service, net of depreciation	4,050	3,864
Construction work in progress	238	253
Total property, plant, and equipment	4,288	4,117
Other Property and Investments	143	152
Deferred Charges and Other Assets:
Deferred charges related to income taxes	25	27
Prepaid pension costs	151	124
Deferred under recovered retail fuel clause revenues	40	32
Regulatory assets – asset retirement obligations	229	243
Other regulatory assets, deferred	255	259
Accumulated deferred income taxes	66	82
Other deferred charges and assets	66	74
Total deferred charges and other assets	832	841
Total Assets	$5,637	$5,494
The accompanying notes are an integral part of these financial statements.

    Table of Contents                                Index to Financial Statements
BALANCE SHEETS
At December 31, 2025 and 2024
Mississippi Power Company

Liabilities and Stockholder's Equity	2025	2024
	(in millions)
Current Liabilities:
Securities due within one year	$66	$12
Notes payable	—	14
Accounts payable —
Affiliated	70	68
Other	77	83
Accrued taxes	125	115
Accrued compensation	49	46
Asset retirement obligations	21	32
Over recovered retail fuel clause revenues	—	32
Other regulatory liabilities	20	5
Other current liabilities	92	95
Total current liabilities	520	502
Long-Term Debt	1,720	1,681
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	491	492
Deferred credits related to income taxes	211	219
Employee benefit obligations	67	65
Asset retirement obligations, deferred	103	116
Other cost of removal obligations	115	170
Other regulatory liabilities, deferred	141	121
Other deferred credits and liabilities	80	39
Total deferred credits and other liabilities	1,208	1,222
Total Liabilities	3,448	3,405
Common Stockholder's Equity:
Common stock, without par value (Authorized - 50 million shares; Outstanding - 1 million shares)	38	38
Paid-in capital	4,871	4,791
Accumulated deficit	(2,724)	(2,745)
Accumulated other comprehensive income	4	5
Total common stockholder's equity (See accompanying statements)	2,189	2,089
Total Liabilities and Stockholder's Equity	$5,637	$5,494
Commitments and Contingent Matters (See notes)
The accompanying notes are an integral part of these financial statements.

    Table of Contents                                Index to Financial Statements
STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
For the Years Ended December 31, 2025, 2024, and 2023
Mississippi Power Company

	Number of Common Shares Issued	Common Stock	Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balance at December 31, 2022	1	$38	$4,652	$(2,759)	$—	$1,931
Net income	—	—	—	188	—	188
Capital contributions from parent company	—	—	69	—	—	69
Cash dividends on common stock	—	—	—	(185)	—	(185)
Balance at December 31, 2023	1	38	4,721	(2,756)	—	2,003
Net income	—	—	—	199	—	199
Capital contributions from parent company	—	—	70	—	—	70
Other comprehensive income	—	—	—	—	5	5
Cash dividends on common stock	—	—	—	(188)	—	(188)
Balance at December 31, 2024	1	38	4,791	(2,745)	5	2,089
Net income	—	—	—	215	—	215
Capital contributions from parent company	—	—	80	—	—	80
Other comprehensive income (loss)	—	—	—	—	(1)	(1)
Cash dividends on common stock	—	—	—	(194)	—	(194)
Balance at December 31, 2025	1	$38	$4,871	$(2,724)	$4	$2,189
The accompanying notes are an integral part of these financial statements.

    Table of Contents                                Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholder and the Board of Directors of Southern Power Company and Subsidiary Companies
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Southern Power Company and subsidiary companies (Southern Power) (a wholly-owned subsidiary of The Southern Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2025, the related notes, and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of Southern Power as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
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
February 18, 2026
We have served as Southern Power's auditor since 2002.

    Table of Contents                                Index to Financial Statements
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2025, 2024, and 2023
Southern Power Company and Subsidiary Companies

	2025	2024	2023
	(in millions)
Operating Revenues:
Wholesale revenues, non-affiliates	$1,743	$1,606	$1,597
Wholesale revenues, affiliates	437	371	537
Other revenues	18	37	55
Total operating revenues	2,198	2,014	2,189
Operating Expenses:
Fuel	676	579	706
Purchased power	122	78	116
Other operations and maintenance	528	516	473
Depreciation and amortization	843	522	504
Taxes other than income taxes	48	41	51
Gain on dispositions, net	—	—	(20)
Total operating expenses	2,217	1,736	1,830
Operating Income (Loss)	(19)	278	359
Other Income and (Expense):
Interest expense, net of amounts capitalized	(104)	(117)	(129)
Other income (expense), net	17	13	12
Total other income and (expense)	(87)	(104)	(117)
Earnings (Loss) Before Income Taxes	(106)	174	242
Income taxes (benefit)	(61)	(13)	12
Net Income (Loss)	(45)	187	230
Net loss attributable to noncontrolling interests	(170)	(141)	(127)
Net Income Attributable to Southern Power	$125	$328	$357

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2025, 2024, and 2023
Southern Power Company and Subsidiary Companies

	2025	2024	2023
	(in millions)
Net Income (Loss)	$(45)	$187	$230
Other comprehensive income:
Qualifying hedges:
Changes in fair value, net of tax of $14, $(10), and $(1), respectively	43	(31)	(3)
Reclassification adjustment for amounts included in net income, net of tax of $(14), $12, and $4, respectively	(45)	39	11
Pension and other postretirement benefit plans:
Benefit plan net gain (loss), net of tax of $1, $2, and $(2), respectively	4	7	(7)
Total other comprehensive income	2	15	1
Comprehensive loss attributable to noncontrolling interests	(170)	(141)	(127)
Comprehensive Income Attributable to Southern Power	$127	$343	$358
The accompanying notes are an integral part of these consolidated financial statements.

    Table of Contents                                Index to Financial Statements
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2025, 2024, and 2023
Southern Power Company and Subsidiary Companies

	2025	2024	2023
	(in millions)
Operating Activities:
Net income (loss)	$(45)	$187	$230
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	866	537	524
Deferred income taxes	(34)	(7)	16
Utilization of federal tax credit carryforward	(95)	75	332
Amortization of ITCs	(58)	(58)	(58)
Gain on dispositions, net	—	—	(20)
Other, net	13	36	28
Changes in certain current assets and liabilities —
-Receivables	40	(39)	121
-Other current assets	(19)	(22)	(22)
-Accounts payable	7	(3)	(60)
-Accrued taxes	(8)	16	(12)
-Other current liabilities	3	(14)	17
Net cash provided from operating activities	670	708	1,096
Investing Activities:
Acquisitions, net of cash acquired	—	—	(181)
Property additions	(878)	(344)	(118)
Change in construction payables	(1)	35	21
Proceeds from dispositions	—	—	59
Payments pursuant to LTSAs	(56)	(45)	(50)
Other investing activities	1	24	4
Net cash used for investing activities	(934)	(330)	(265)
Financing Activities:
Increase (decrease) in notes payable, net	140	(129)	(83)
Proceeds — Senior notes	1,100	—	—
Redemptions — Senior notes	(900)	—	(290)
Capital contributions from parent company	619	216	18
Capital contributions from noncontrolling interests	23	11	21
Distributions to noncontrolling interests	(200)	(185)	(234)
Purchase of membership interests from noncontrolling interests	(286)	—	—
Payment of common stock dividends	(279)	(262)	(252)
Other financing activities	(16)	(5)	—
Net cash provided from (used for) financing activities	201	(354)	(820)
Net Change in Cash, Cash Equivalents, and Restricted Cash	(63)	24	11
Cash, Cash Equivalents, and Restricted Cash at Beginning of Year	168	144	133
Cash, Cash Equivalents, and Restricted Cash at End of Year	$105	$168	$144
Supplemental Cash Flow Information:
Cash paid (received) during the period for —
Interest (net of $25, $7, and $3 capitalized, respectively)	$88	$107	$122
Income taxes, net (excludes credit transfers)	148	(32)	(254)
Noncash transactions —
Accrued property additions at year-end	59	84	59
LTSA credits utilized from the sale of spare parts	6	13	23
The accompanying notes are an integral part of these consolidated financial statements.

    Table of Contents                                Index to Financial Statements
CONSOLIDATED BALANCE SHEETS
At December 31, 2025 and 2024
Southern Power Company and Subsidiary Companies

Assets	2025	2024
	(in millions)
Current Assets:
Cash and cash equivalents	$105	$159
Receivables —
Customer accounts, net	151	122
Affiliated	35	39
Other	16	90
Materials and supplies	132	107
Other current assets	89	82
Total current assets	528	599
Property, Plant, and Equipment:
In service	15,034	14,961
Less: Accumulated provision for depreciation	5,214	4,540
Plant in service, net of depreciation	9,820	10,421
Construction work in progress	1,080	317
Total property, plant, and equipment	10,900	10,738
Other Property and Investments:
Intangible assets, net of amortization of $188 and $168, respectively	203	223
Net investment in sales-type leases	137	143
Total other property and investments	340	366
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	479	484
Prepaid LTSAs	170	234
Other deferred charges and assets	240	232
Total deferred charges and other assets	889	950
Total Assets	$12,657	$12,653
The accompanying notes are an integral part of these consolidated financial statements.

    Table of Contents                                Index to Financial Statements
CONSOLIDATED BALANCE SHEETS
At December 31, 2025 and 2024
Southern Power Company and Subsidiary Companies

Liabilities and Stockholders' Equity	2025	2024
	(in millions)
Current Liabilities:
Securities due within one year	$587	$500
Notes payable	138	—
Accounts payable —
Affiliated	88	80
Other	93	100
Accrued taxes	9	18
Accrued interest	38	26
Operating lease obligations	31	29
Other current liabilities	92	96
Total current liabilities	1,076	849
Long-Term Debt	2,353	2,180
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	579	712
Accumulated deferred ITCs	1,383	1,440
Operating lease obligations, deferred	510	511
Other deferred credits and liabilities	235	279
Total deferred credits and other liabilities	2,707	2,942
Total Liabilities	6,136	5,971
Common Stockholder's Equity:
Common stock, par value $0.01 per share (Authorized - 1 million shares; Outstanding - 1,000 shares)	—	—
Paid-in capital	1,912	1,306
Retained earnings	1,758	1,912
Accumulated other comprehensive income (loss)	—	(2)
Total common stockholder's equity	3,670	3,216
Noncontrolling Interests	2,851	3,466
Total Stockholders' Equity (See accompanying statements)	6,521	6,682
Total Liabilities and Stockholders' Equity	$12,657	$12,653
Commitments and Contingent Matters (See notes)
The accompanying notes are an integral part of these consolidated financial statements.

    Table of Contents                                Index to Financial Statements
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2025, 2024, and 2023
Southern Power Company and Subsidiary Companies

	Number of Common Shares Issued	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Common Stockholder's Equity	Noncontrolling Interests	Total
	(in millions)
Balance at December 31, 2022	—	$—	$1,069	$1,741	$(18)	$2,792	$4,124	$6,916
Net income (loss)	—	—	—	357	—	357	(127)	230
Capital contributions from parent company	—	—	19	—	—	19	—	19
Other comprehensive income	—	—	—	—	1	1	—	1
Cash dividends on common stock	—	—	—	(252)	—	(252)	—	(252)
Capital contributions from noncontrolling interests	—	—	—	—	—	—	21	21
Distributions to noncontrolling interests	—	—	—	—	—	—	(236)	(236)
Other	—	—	—	—	—	—	(1)	(1)
Balance at December 31, 2023	—	—	1,088	1,846	(17)	2,917	3,781	6,698
Net income (loss)	—	—	—	328	—	328	(141)	187
Capital contributions from parent company	—	—	218	—	—	218	—	218
Other comprehensive income	—	—	—	—	15	15	—	15
Cash dividends on common stock	—	—	—	(262)	—	(262)	—	(262)
Capital contributions from noncontrolling interests	—	—	—	—	—	—	11	11
Distributions to noncontrolling interests	—	—	—	—	—	—	(185)	(185)
Balance at December 31, 2024	—	—	1,306	1,912	(2)	3,216	3,466	6,682
Net income (loss)	—	—	—	125	—	125	(170)	(45)
Capital contributions from parent company	—	—	622	—	—	622	—	622
Other comprehensive income	—	—	—	—	2	2	—	2
Cash dividends on common stock	—	—	—	(279)	—	(279)	—	(279)
Capital contributions from noncontrolling interests	—	—	—	—	—	—	23	23
Distributions to noncontrolling interests	—	—	—	—	—	—	(202)	(202)
Purchase of membership interests from noncontrolling interests(*)	—	—	(16)	—	—	(16)	(267)	(283)
Other	—	—	—	—	—	—	1	1
Balance at December 31, 2025	—	$—	$1,912	$1,758	$—	$3,670	$2,851	$6,521
(*) See Note 15 under "Southern Power – Purchase of Renewable Facility Interests" for additional information.
The accompanying notes are an integral part of these consolidated financial statements.

    Table of Contents                                Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholder and the Board of Directors of Southern Company Gas and Subsidiary Companies
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Southern Company Gas and subsidiary companies (Southern Company Gas) (a wholly-owned subsidiary of The Southern Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, common stockholder's equity, and cash flows for each of the three years in the period ended December 31, 2025, the related notes, and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of Southern Company Gas as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We did not audit the financial statements of Southern Natural Gas Company, L.L.C. (SNG), Southern Company Gas' investment which is accounted for by the use of the equity method. The accompanying consolidated financial statements of Southern Company Gas include its equity investment in SNG of $1,148 million and $1,245 million as of December 31, 2025 and December 31, 2024, respectively, and its earnings from its equity method investment in SNG of $127 million, $146 million, and $139 million for the years ended December 31, 2025, 2024, and 2023, respectively. Those statements were audited by BDO USA, P.C., whose reports (which express unqualified opinions on SNG's financial statements and contain an emphasis of matter paragraph calling attention to SNG's significant transactions with related parties) have been furnished to us, and our opinion, insofar as it relates to the amounts included for SNG, is based solely on the reports of the other auditors.
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

    Table of Contents                                Index to Financial Statements
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
February 18, 2026
We have served as Southern Company Gas' auditor since 2016.

    Table of Contents                                Index to Financial Statements
Report of Independent Registered Public Accounting Firm

Board of Directors and Members
Southern Natural Gas Company, L.L.C.
Houston, Texas

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Southern Natural Gas Company, L.L.C. (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of income, members' equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
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

    Table of Contents                                Index to Financial Statements
Postretirement Benefits Plan – Fair Value of Investments Measured at Net Asset Value
As discussed in Note 5 to the consolidated financial statements, the fair value of postretirement benefits plan assets on December 31, 2025, was $79 million. Of this amount, $78 million represents the fair value of investments measured at net asset value (NAV).
We identified the assessment of the postretirement benefits plan fair value of investments measured at NAV as a critical audit matter. Estimating the fair value requires management to make certain determination of unobservable inputs. Auditing these elements involved subjective auditor judgment due to the nature and extent of audit effort required, including the extent of specialized skills or knowledge needed to assess sufficiency of audit evidence.
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
February 5, 2026

    Table of Contents                                Index to Financial Statements
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2025, 2024, and 2023
Southern Company Gas and Subsidiary Companies

	2025	2024	2023
	(in millions)
Operating Revenues:
Natural gas revenues (includes revenue taxes of $136, $115, and $133, respectively)	$5,044	$4,456	$4,702
Total operating revenues	5,044	4,456	4,702
Operating Expenses:
Cost of natural gas	1,599	1,196	1,644
Other operations and maintenance	1,297	1,235	1,187
Depreciation and amortization	708	650	582
Taxes other than income taxes	272	248	262
Estimated loss on regulatory disallowance	63	—	88
Total operating expenses	3,939	3,329	3,763
Operating Income	1,105	1,127	939
Other Income and (Expense):
Earnings from equity method investments	127	146	140
Interest expense, net of amounts capitalized	(377)	(341)	(310)
Other income (expense), net	59	66	57
Total other income and (expense)	(191)	(129)	(113)
Earnings Before Income Taxes	914	998	826
Income taxes	182	258	211
Net Income	$732	$740	$615

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2025, 2024, and 2023
Southern Company Gas and Subsidiary Companies

	2025	2024	2023
	(in millions)
Net Income	$732	$740	$615
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $(1), $(3), and $(18), respectively	(3)	(9)	(45)
Reclassification adjustment for amounts included in net income, net of tax of $1, $12, and $19, respectively	3	30	46
Pension and other postretirement benefit plans:
Benefit plan net gain (loss), net of tax of $2, $5, and $(7), respectively	4	11	(15)
Reclassification adjustment for amounts included in net income, net of tax of $(1), $(1), and $—, respectively	(1)	—	(1)
Total other comprehensive income (loss)	3	32	(15)
Comprehensive Income	$735	$772	$600
The accompanying notes are an integral part of these consolidated financial statements.

    Table of Contents                                Index to Financial Statements
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2025, 2024, and 2023
Southern Company Gas and Subsidiary Companies

	2025	2024	2023
	(in millions)
Operating Activities:
Consolidated net income	$732	$740	$615
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	701	643	582
Deferred income taxes	122	132	126
Estimated loss on regulatory disallowance	63	—	96
Other, net	41	3	(74)
Changes in certain current assets and liabilities —
-Receivables	(189)	28	431
-Natural gas for sale, net of temporary LIFO liquidation	(8)	32	19
-Prepaid income taxes	12	63	(11)
-Natural gas cost under recovery	—	—	108
-Other current assets	41	(52)	(17)
-Accounts payable	75	(6)	(276)
-Natural gas cost over recovery	(36)	(21)	214
-Other current liabilities	63	(10)	(51)
Net cash provided from operating activities	1,617	1,552	1,762
Investing Activities:
Property additions	(1,741)	(1,541)	(1,561)
Cost of removal, net of salvage	(99)	(88)	(104)
Change in construction payables, net	(2)	(19)	(38)
Investments in unconsolidated subsidiaries	(74)	(82)	(11)
Returned investment in unconsolidated subsidiaries	148	15	14
Proceeds from dispositions	—	3	42
Other investing activities	—	1	2
Net cash used for investing activities	(1,768)	(1,711)	(1,656)
Financing Activities:
Increase (decrease) in notes payable, net	(31)	40	(153)
Proceeds —
Senior notes	850	450	500
First mortgage bonds	200	275	275
Other long-term debt	—	8	37
Redemptions and repurchases —
Senior notes	(250)	—	—
First mortgage bonds	(50)	—	(50)
Short-term borrowings	—	—	(200)
Medium-term notes	—	—	(350)
Return of capital to parent company	(23)	—	—
Capital contributions from parent company	39	16	373
Payment of common stock dividends	(594)	(605)	(585)
Other financing activities	(19)	(16)	(1)
Net cash provided from (used for) financing activities	122	168	(154)
Net Change in Cash, Cash Equivalents, and Restricted Cash	(29)	9	(48)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Year	44	35	83
Cash, Cash Equivalents, and Restricted Cash at End of Year	$15	$44	$35
Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $16, $21, and $16 capitalized, respectively)	$372	$329	$291
Income taxes, net	29	59	91
Noncash transactions —
Accrued property additions at year-end	112	113	139
Return of capital to parent company	34	—	—
The accompanying notes are an integral part of these consolidated financial statements.

    Table of Contents                                Index to Financial Statements
CONSOLIDATED BALANCE SHEETS
At December 31, 2025 and 2024
Southern Company Gas and Subsidiary Companies

Assets	2025	2024
	(in millions)
Current Assets:
Cash and cash equivalents	$15	$43
Receivables —
Customer accounts	490	399
Unbilled revenues	341	244
Other accounts and notes	57	45
Accumulated provision for uncollectible accounts	(50)	(33)
Materials and supplies	62	66
Natural gas for sale	396	388
Prepaid expenses	26	45
Other regulatory assets	114	187
Other current assets	66	55
Total current assets	1,517	1,439
Property, Plant, and Equipment:
In service	24,098	22,338
Less: Accumulated depreciation	6,273	5,887
Plant in service, net of depreciation	17,825	16,451
Construction work in progress	863	1,057
Total property, plant, and equipment	18,688	17,508
Other Property and Investments:
Goodwill	5,015	5,015
Equity investments in unconsolidated subsidiaries	1,182	1,279
Other intangible assets, net of amortization of $179 and $173, respectively	3	9
Miscellaneous property and investments	24	25
Total other property and investments	6,224	6,328
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	85	38
Prepaid pension and other postretirement benefit costs	229	191
Other regulatory assets, deferred	517	481
Other deferred charges and assets	127	192
Total deferred charges and other assets	958	902
Total Assets	$27,387	$26,177
The accompanying notes are an integral part of these consolidated financial statements.

    Table of Contents                                Index to Financial Statements
CONSOLIDATED BALANCE SHEETS
At December 31, 2025 and 2024
Southern Company Gas and Subsidiary Companies

Liabilities and Stockholder's Equity	2025	2024
	(in millions)
Current Liabilities:
Securities due within one year	$531	$302
Notes payable	425	455
Accounts payable —
Affiliated	70	75
Other	553	437
Customer deposits	75	98
Accrued taxes	107	85
Accrued interest	100	88
Accrued compensation	137	129
Natural gas cost over recovery	158	193
Other regulatory liabilities	36	7
Other current liabilities	110	149
Total current liabilities	2,302	2,018
Long-term Debt	8,743	8,229
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	1,971	1,796
Deferred credits related to income taxes	681	755
Employee benefit obligations	78	78
Operating lease obligations	123	30
Other cost of removal obligations	1,921	1,846
Accrued environmental remediation	207	198
Other deferred credits and liabilities	234	231
Total deferred credits and other liabilities	5,215	4,934
Total Liabilities	16,260	15,181
Common Stockholder’s Equity:
Common stock, par value $0.01 per share (Authorized - 100 million shares; Outstanding - 100 shares)	—	—
Paid-in capital	10,854	10,863
Retained earnings	222	85
Accumulated other comprehensive income	51	48
Total common stockholder's equity (See accompanying statements)	11,127	10,996
Total Liabilities and Stockholder's Equity	$27,387	$26,177
Commitments and Contingent Matters (See notes)
The accompanying notes are an integral part of these consolidated financial statements.

    Table of Contents                                Index to Financial Statements
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
For the Years Ended December 31, 2025, 2024, and 2023
Southern Company Gas and Subsidiary Companies

	Number of Common Shares Issued	Common Stock	Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balance at December 31, 2022	—	$—	$10,445	$(79)	$31	$10,397
Net income	—	—	—	615	—	615
Capital contributions from parent company	—	—	391	—	—	391
Other comprehensive income (loss)	—	—	—	—	(15)	(15)
Cash dividends on common stock	—	—	—	(585)	—	(585)
Balance at December 31, 2023	—	—	10,836	(49)	16	10,803
Net income	—	—	—	740	—	740
Capital contributions from parent company	—	—	27	—	—	27
Other comprehensive income	—	—	—	—	32	32
Cash dividends on common stock	—	—	—	(605)	—	(605)
Other	—	—	—	(1)	—	(1)
Balance at December 31, 2024	—	—	10,863	85	48	10,996
Net income	—	—	—	732	—	732
Return of capital to parent company	—	—	(57)	—	—	(57)
Capital contributions from parent company	—	—	47	—	—	47
Other comprehensive income	—	—	—	—	3	3
Cash dividends on common stock	—	—	—	(594)	—	(594)
Other	—	—	1	(1)	—	—
Balance at December 31, 2025	—	$—	$10,854	$222	$51	$11,127
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

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
General
Southern Company is the parent company of three traditional electric operating companies, as well as Southern Power, Southern Company Gas, SCS, Southern Linc, Southern Holdings, Southern Nuclear, PowerSecure, and other direct and indirect subsidiaries. The traditional electric operating companies – Alabama Power, Georgia Power, and Mississippi Power – are vertically integrated utilities providing electric service in three Southeastern states. Southern Power develops, constructs, acquires, owns, operates, and manages power generation assets, including battery energy storage projects, and sells electricity at market-based rates in the wholesale market. Southern Company Gas distributes natural gas through natural gas distribution utilities, including Nicor Gas (Illinois), Atlanta Gas Light (Georgia), Virginia Natural Gas, and Chattanooga Gas (Tennessee). Southern Company Gas is also involved in several other complementary businesses including gas pipeline investments and gas marketing services. SCS, the system service company, provides, at cost, specialized services to Southern Company and its subsidiary companies. Southern Linc provides digital wireless communications for use by Southern Company and its subsidiary companies and also markets these services to the public and provides fiber optics services within the Southeast. Southern Holdings is an intermediate holding company subsidiary, which, through its subsidiaries, invests in various projects and insures various risk exposures of Southern Company and its subsidiaries. Southern Nuclear operates and provides services to the Southern Company system's nuclear power plants, including Alabama Power's Plant Farley and Georgia Power's Plants Hatch and Vogtle. PowerSecure develops distributed energy and resilience solutions and deploys microgrids for commercial, industrial, governmental, and utility customers.
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
Recently Adopted Accounting Standards
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), which requires entities to disclose significant segment expenses, other segment items, the title and position of the CODM, and information related to how the CODM assesses segment performance and allocates resources, among certain other required disclosures. Additionally, previous annual disclosures are required in interim periods. The Registrants adopted ASU 2023-07 and applied the guidance retrospectively effective for the fiscal year beginning January 1, 2024. ASU 2023-07 was applied retrospectively for the interim periods beginning January 1, 2025. See Note 16 for additional information and related disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires entities to enhance consistency in income tax disclosures by improving transparency and comparability for stakeholders. Among other changes, ASU 2023-09 requires additional information in the effective tax rate reconciliation, including disaggregation of certain categories, and greater detail about income taxes paid, including disaggregation by jurisdiction. The Registrants adopted ASU 2023-09 and applied the guidance retrospectively effective for the fiscal year beginning January 1, 2025. See Note 10 under "Effective Tax Rate" and "Cash Paid for Income Taxes" for additional information and related disclosures.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

In July 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (ASU 2025-05), which allows an entity to elect a practical expedient for measuring expected credit losses on current accounts receivable and current contract assets arising from transactions accounted for as revenues from contracts customers. This expedient allows an entity to assume that current economic conditions as of the balance sheet date do not change for the remaining life of the asset. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025 and interim periods within fiscal years beginning after December 15, 2026. As permitted, the Registrants have elected to early adopt the practical expedient as of December 31, 2025 and applied its provisions prospectively to the provision for uncollectable accounts. The adoption of ASU 2025‑05 did not have a material impact on the consolidated results of operations, cash flows or financial condition of the Registrants. See "Provision for Uncollectible Accounts" herein for additional information and disclosures impacted by ASU 2025-05.
Affiliate Transactions
The traditional electric operating companies, Southern Power, and Southern Company Gas have agreements with SCS under which certain of the following services are rendered to them at direct or allocated cost: general executive and advisory, general and design engineering, operations, purchasing, accounting, finance, treasury, legal, tax, information technology, marketing, auditing, insurance and pension administration, human resources, systems and procedures, digital wireless communications, cellular tower space, and other services with respect to business and operations, construction management, and Southern Company power pool transactions. These costs are primarily included in other operations and maintenance expenses or capitalized to property, plant, and equipment. Costs for these services from SCS in 2025, 2024, and 2023 were as follows:

	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
2025	$855	$1,364	$138	$101	$313
2024	813	1,197	130	93	290
2023	611	857	113	86	261
Alabama Power and Georgia Power also have agreements with Southern Nuclear under which Southern Nuclear renders the following nuclear-related services at cost: general executive and advisory services; general operations, management, and technical services; administrative services including procurement, accounting, employee relations, systems, and procedures services; strategic planning and budgeting services; and other services with respect to business and operations. These costs are primarily included in other operations and maintenance expenses or capitalized to property, plant, and equipment. Costs for these services in 2025, 2024, and 2023 amounted to $275 million, $260 million, and $251 million, respectively, for Alabama Power and $832 million, $835 million, and $899 million, respectively, for Georgia Power.
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
Alabama Power's and Georgia Power's power purchases from affiliates through the Southern Company power pool are included in purchased power, affiliates on their respective statements of income. Mississippi Power's and Southern Power's power purchases from affiliates through the Southern Company power pool are included in purchased power on their respective statements of income and were as follows:

	Mississippi Power	Southern Power
	(in millions)
2025	$19	$41
2024	8	17
2023	4	13
Georgia Power has entered into a PPA with Mississippi Power, which commenced in 2024, and several PPAs with Southern Power for capacity and energy. Georgia Power's expenses associated with these PPAs are included in purchased power, affiliates on its statements of income. Mississippi Power's and Southern Power's revenues associated with these PPAs are included in wholesale revenues, affiliates on their respective statements of income. See Notes 2 and 9 for additional information.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

SCS (as agent for Alabama Power, Georgia Power, and Southern Power) and certain subsidiaries of Southern Company Gas have long-term interstate natural gas transportation agreements with SNG that are governed by the terms and conditions of SNG's natural gas tariff and are subject to FERC regulation. See Note 7 under "Southern Company Gas" for additional information. Transportation costs under these agreements in 2025, 2024, and 2023 were as follows:

	Alabama Power	Georgia Power	Southern Power	Southern Company Gas
	(in millions)
2025	$11	$105	$31	$29
2024	13	103	35	28
2023	12	101	34	28
SCS, as agent for the traditional electric operating companies and Southern Power, has agreements with certain subsidiaries of Southern Company Gas to purchase natural gas. Natural gas purchases made under these agreements were immaterial for Alabama Power, Georgia Power, Mississippi Power, and Southern Power for all periods presented.
Alabama Power and Mississippi Power jointly own Plant Greene County. The companies have an agreement under which Alabama Power operates Plant Greene County and Mississippi Power reimburses Alabama Power for its proportionate share of non-fuel operations and maintenance expenses, which totaled $9 million, $7 million, and $5 million in 2025, 2024, and 2023, respectively. See Notes 2 and 5 under "Mississippi Power – Integrated Resource Plans" and "Joint Ownership Agreements," respectively, for additional information.
Alabama Power, Georgia Power, and Mississippi Power each have agreements with PowerSecure for equipment purchases and/or services related to utility infrastructure construction, distributed energy, and energy efficiency projects. During 2025, 2024, and 2023, costs under these agreements were $51 million, $20 million, and $5 million, respectively, for Georgia Power and immaterial for Alabama Power and Mississippi Power.
Southern Company Gas had a $74 million contract with the U.S. General Services Administration to increase energy efficiency at certain federal buildings across Georgia, which was completed in 2025. Southern Company Gas engaged PowerSecure to provide the majority of the construction services under the contract. During 2025, 2024, and 2023, Southern Company Gas paid $1 million, $13 million, and $29 million, respectively, to PowerSecure related to this agreement.
See Note 7 under "SEGCO" for information regarding Alabama Power's and Georgia Power's equity method investment in SEGCO and related affiliate purchased power costs, as well as Alabama Power's gas pipeline ownership agreement with SEGCO.
Southern Power has several agreements with SCS for transmission services, which are billed to Southern Power based on the Southern Company Open Access Transmission Tariff as filed with the FERC. Transmission services purchased by Southern Power from SCS totaled $9 million, $25 million, and $33 million for 2025, 2024, and 2023, respectively, and were charged to other operations and maintenance expenses in Southern Power's consolidated statements of income.
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
The tariffs for the natural gas distribution utilities include provisions which allow for the recognition of certain revenues prior to the time such revenues are billed to customers. These provisions are referred to as alternative revenue programs and provide for the recognition of certain revenues prior to billing, as long as the amounts recognized will be collected from customers within 24 months of recognition. Revenue related to alternative revenue programs was $(53) million, $43 million, and $20 million in 2025, 2024, and 2023, respectively. These programs primarily consist of:
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
Concentration of Revenue
Southern Company, Alabama Power, Georgia Power, Mississippi Power (with the exception of its long-term contracts described below), Southern Power, and Southern Company Gas each have a diversified base of customers. In 2025, Southern Power's

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

largest customer was Georgia Power, which accounted for approximately 10.5% of Southern Power's total revenues. For the other Registrants, no single customer comprises 10% or more of each company's revenues.
Mississippi Power provides service under long-term contracts with rural electric cooperative associations and a municipality located in southeastern Mississippi which are subject to regulation by the FERC. The contracts with these wholesale customers represented 12.9% of Mississippi Power's total operating revenues in 2025.
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
Income Taxes
The Registrants use the liability method of accounting for deferred income taxes and provide deferred income taxes for all significant income tax temporary differences. Under current tax law, certain projects are eligible for ITCs. The Registrants use the deferral method to account for federal and state ITCs, whereby the ITCs are recorded as a deferred credit and amortized to income tax expense over the useful life of the respective asset. In accordance with regulatory requirements, certain state ITCs at Georgia Power are recognized as an income tax benefit in the year the credit is generated through the establishment of a regulatory asset.
Furthermore, the federal tax basis of the asset is reduced by 50% of the federal ITCs received, which, together with the deferred credit, results in a net deferred tax asset. The Registrants have elected to recognize the tax benefit of these basis differences as a reduction to income tax expense in the year in which the asset reaches commercial operation. In accordance with regulatory requirements, the traditional electric operating companies and natural gas distribution utilities defer the income tax benefit resulting from these basis differences. In addition, certain projects are eligible for federal and state PTCs, which are recognized as an income tax benefit based on KWH production.
Federal ITCs and PTCs, as well as state ITCs and other state tax credits available to reduce income taxes payable, were not fully utilized in 2025 and will be carried forward and utilized in future years. In addition, Southern Company is expected to have various state net operating loss (NOL) carryforwards for certain of its subsidiaries, including Mississippi Power and Southern Power, which would result in income tax benefits in the future, if utilized. See Note 10 under "Deferred Tax Assets and Liabilities – Tax Credit Carryforwards" and " – Net Operating Loss Carryforwards" for additional information.
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
Southern Company Gas is taxed on its gas revenues by various governmental authorities, but is allowed to recover these taxes from its customers. Revenue taxes imposed on the natural gas distribution utilities are recorded at the amount charged to customers, which may include a small administrative fee, as operating revenues, and the related taxes imposed on Southern Company Gas are recorded as operating expenses on the statements of income. Revenue taxes included in operating expenses were $132 million, $112 million, and $129 million in 2025, 2024, and 2023, respectively.
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
Total AFUDC and interest capitalized in 2025, 2024, and 2023 was immaterial for Mississippi Power and was as follows for the other Registrants:

	Southern Company	Alabama Power	Georgia Power(*)	Southern Power	Southern Company Gas
	(in millions)
2025	$480	$88	$327	$25	$38
2024	339	76	209	7	47
2023	400	109	251	3	37
(*)See Note 2 under "Georgia Power – Nuclear Construction" for information on the inclusion of a portion of construction costs related to Plant Vogtle Units 3 and 4 in Georgia Power's rate base through each unit's respective in-service date.
The average AFUDC composite rates for 2025, 2024, and 2023 for the applicable traditional electric operating companies and the natural gas distribution utilities were as follows:

	2025	2024	2023
Alabama Power	7.9%	8.1%	8.1%
Georgia Power(*)	7.7%	7.7%	7.6%
Southern Company Gas:
Atlanta Gas Light	7.9%	7.7%	7.4%
Chattanooga Gas	7.1%	7.1%	7.1%
Nicor Gas	4.2%	5.6%	4.6%
(*)Excludes AFUDC related to the construction of Plant Vogtle Units 3 and 4 in 2023 and Plant Vogtle Unit 4 in 2024. See Note 2 under "Georgia Power – Nuclear Construction" for additional information.
Impairment of Long-Lived Assets
The Registrants evaluate long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The determination of whether an impairment indicator exists is based on either a specific regulatory disallowance, a sales transaction price that is less than the asset group's carrying amount, or an estimate of undiscounted future cash flows attributable to the asset group, as compared with the carrying amount of the assets. If an impairment has occurred, the amount of the impairment loss recognized is determined by either the amount of regulatory disallowance or by the amount the carrying amount exceeds the estimated fair value of the assets. For assets identified as held for sale, the carrying amount is compared to the estimated fair value less the cost to sell in order to determine if an impairment loss is required to be recorded. Until the assets are disposed of, their estimated fair value is re-evaluated when circumstances or events change.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

In 2024, Alabama Power discontinued the development of a multi-use commercial facility. Given the decision to discontinue commercial development, Alabama Power performed an impairment test using a comparative market analysis and determined the carrying amount of the asset exceeded its fair value, net of selling costs. This resulted in a pre-tax impairment loss of $36 million ($27 million after tax) reflected in other operations and maintenance on the statements of income.
Goodwill and Other Intangible Assets
Goodwill and other intangible assets not subject to amortization are evaluated for impairment on an annual basis and when events or changes in circumstances necessitate an evaluation for impairment. Other intangible assets subject to amortization are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.
Southern Power's intangible assets consist primarily of certain PPAs acquired, which are amortized over the term of the respective PPA. Southern Company Gas' goodwill and other intangible assets primarily relate to its 2016 acquisition by Southern Company. In addition to these items, Southern Company's goodwill and other intangible assets also relate to its 2016 acquisition of PowerSecure.
For its 2025 and 2023 annual goodwill impairment tests, Southern Company Gas management performed the qualitative assessment and determined that it was more likely than not that the fair value of its reporting units with goodwill exceeded their carrying amounts, and therefore no quantitative assessment was required. For its 2024 annual goodwill impairment test, Southern Company Gas management performed the quantitative assessment, which indicated that the fair value of its reporting units with goodwill exceeded their carrying amounts.
For its 2025 and 2023 annual goodwill impairment tests, PowerSecure management performed the quantitative assessment, which indicated that the fair value of PowerSecure exceeded its carrying amount. For its 2024 annual goodwill impairment test, PowerSecure management performed the qualitative assessment and determined that it was more likely than not that the fair value of PowerSecure exceeded its carrying amount, and therefore no quantitative assessment was required.
At December 31, 2025 and 2024, goodwill was as follows:

	At December 31, 2025	At December 31, 2024
	(in millions)
Southern Company	$5,161	$5,161
Southern Company Gas:
Gas distribution operations	$4,034	$4,034
Gas marketing services	981	981
Southern Company Gas total	$5,015	$5,015

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

At December 31, 2025 and 2024, other intangible assets were as follows:

	At December 31, 2025			At December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Other Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Other Intangible Assets, Net
	(in millions)			(in millions)
Southern Company
Subject to amortization:
Customer relationships	$212	$(189)	$23	$212	$(182)	$30
Trade names	64	(64)	—	64	(59)	5
PPA fair value adjustments	390	(188)	202	390	(168)	222
Other	3	(3)	—	3	(3)	—
Total subject to amortization	$669	$(444)	$225	$669	$(412)	$257
Not subject to amortization:
FCC licenses	75	—	75	75	—	75
Total other intangible assets	$744	$(444)	$300	$744	$(412)	$332

Southern Power(*)
PPA fair value adjustments	$390	$(188)	$202	$390	$(168)	$222

Southern Company Gas(*)
Gas marketing services
Customer relationships	$156	$(153)	$3	$156	$(150)	$6
Trade names	26	(26)	—	26	(23)	3
Total other intangible assets	$182	$(179)	$3	$182	$(173)	$9
(*)All subject to amortization.
Amortization associated with other intangible assets in 2025, 2024, and 2023 was as follows:

	2025	2024	2023
	(in millions)
Southern Company(a)	$32	$35	$38
Southern Power(b)	20	20	20
Southern Company Gas
Gas marketing services	6	7	10
(a)Includes $20 million annually recorded as a reduction to operating revenues.
(b)Recorded as a reduction to operating revenues.
At December 31, 2025, the estimated amortization associated with other intangible assets for the next five years is as follows:

	2026	2027	2028	2029	2030
	(in millions)
Southern Company	$27	$24	$24	$23	$21
Southern Power	20	20	20	19	19
Southern Company Gas
Gas marketing services	3	—	—	—	—
Acquisition Accounting
At the time of an acquisition, management will assess whether acquired assets and activities meet the definition of a business. Acquisitions that meet the definition of a business are accounted for under the acquisition method, and operating results from the date of acquisition are included in the acquiring entity's financial statements. Identifiable assets acquired, liabilities assumed, and

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

any noncontrolling interests (including any intangible assets) are recognized and measured at fair value, and goodwill is recognized as a residual over the fair values of the identifiable net assets acquired. Assets acquired that do not meet the definition of a business are accounted for as an asset acquisition. The purchase price of each asset acquisition is allocated based on the relative fair value of assets acquired. See Note 15 for additional information, including recent and proposed acquisitions.
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
Development Costs
For Southern Power, development costs are capitalized once a project is probable of completion, primarily based on a review of its economics and operational feasibility, as well as the status of power off-take agreements and regulatory approvals, if applicable. Southern Power's capitalized development costs are included in CWIP on the balance sheets. All of Southern Power's development costs incurred prior to the determination that a project is probable of completion are expensed as incurred and included in other operations and maintenance expense in the statements of income. If it is determined that a project is no longer probable of completion, any of Southern Power's capitalized development costs are expensed and included in other operations and maintenance expense in the consolidated statements of income. See Note 15 for additional information, including recent and proposed development projects.
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
Payments made under the LTSAs for the performance of any planned inspections or unplanned capital maintenance are recorded in the statements of cash flows as investing activities. Receipts of major parts into materials and supplies inventory prior to planned inspections covered under LTSAs are treated as noncash transactions in the statements of cash flows. Any payments made prior to the work being performed are recorded as prepayments in other current assets and non-current assets on the balance sheets or reduce existing payables for LTSA-related work already completed. At the time work is performed, an appropriate amount is accrued for future payments or transferred from the prepayment or inventory and recorded as property, plant, and equipment or expensed.
Transmission Receivables/Prepayments
As a result of Southern Power's acquisition and construction of generating facilities, Southern Power has transmission receivables and/or prepayments representing the portion of interconnection network and transmission upgrades that will be reimbursed to Southern Power. Upon completion of the related project, transmission costs are generally reimbursed by the interconnection provider and the receivable/prepayments are reduced as payments or services are received.
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

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheets that total to the amount shown in the statements of cash flows for the applicable Registrants:

	Southern Company	Georgia Power	Southern Power	Southern Company Gas
	(in millions)
At December 31, 2025
Cash and cash equivalents	$1,639	$59	$105	$15
Restricted cash(*):
Other current assets	1	—	—	—
Total cash, cash equivalents, and restricted cash	$1,640	$59	$105	$15

At December 31, 2024
Cash and cash equivalents	$1,070	$97	$159	$43
Restricted cash(*):
Other current assets	31	21	9	1
Total cash, cash equivalents, and restricted cash	$1,101	$118	$168	$44
(*)For Georgia Power, reflects remaining proceeds at December 31, 2024 from the issuance of solid waste disposal facility revenue bonds in 2022. For Southern Power, reflects remaining proceeds at December 31, 2024 from an arbitration award held to fund future equipment replacement costs. For Southern Company, also reflects collateral of $1 million for life insurance and long-term disability insurance, which was included at Southern Holdings and Southern Company Gas at December 31, 2025 and 2024, respectively.
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
Nicor Gas' natural gas inventory is carried at cost on a LIFO basis. Inventory decrements occurring during the year that are restored prior to year-end are charged to cost of natural gas at the estimated annual replacement cost. Inventory decrements that are not restored prior to year-end are charged to cost of natural gas at the actual LIFO cost of the inventory layers liquidated. The cost of natural gas, including inventory costs, is recovered from customers under a purchased gas recovery mechanism adjusted for differences between actual costs and amounts billed; therefore, LIFO liquidations have no impact on Southern Company's or Southern Company Gas' net income. At December 31, 2025, the Nicor Gas LIFO inventory balance was $194 million. Based on the average cost of gas purchased in December 2025, the estimated replacement cost of Nicor Gas' inventory at December 31, 2025 was $420 million.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

Provision for Uncollectible Accounts
See "Recently Adopted Accounting Standards" herein for additional information on the adoption of ASU 2025-05 and the practical expedient related to credit losses.
The customers of the traditional electric operating companies and the natural gas distribution utilities are billed monthly. For the majority of receivables, a provision for uncollectible accounts is established based on historical collection experience and other factors. For the remaining receivables, if the company is aware of a specific customer's inability to pay, a provision for uncollectible accounts is recorded to reduce the receivable balance to the amount reasonably expected to be collected. If circumstances change, the estimate of the recoverability of accounts receivable could change as well. Circumstances that could affect this estimate include, but are not limited to, customer credit issues, customer deposits, and general economic conditions. Customers' accounts are written off once they are deemed to be uncollectible. The Registrants have elected the practical expedient to assume that current conditions as of the balance sheet date will remain unchanged for the remaining life of the asset when estimating expected credit losses. For all periods presented, uncollectible accounts averaged less than 1% of revenues for each Registrant.
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
The Registrants offset fair value amounts recognized for multiple derivative instruments executed with the same counterparty under netting arrangements. The Registrants had no outstanding collateral repayment obligations or rights to reclaim collateral arising from derivative instruments recognized at December 31, 2025.
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
The purchase, transportation, storage, and sale of natural gas are accounted for on a weighted average cost, accrual, or LIFO basis, as appropriate, rather than on the fair value basis utilized for the derivatives used to mitigate the natural gas price risk associated with these transactions. Monthly demand charges are incurred for the contracted storage and transportation capacity and payments associated with asset management agreements, and these demand charges and payments are recognized on the statements of income in the period they are incurred. This difference in accounting methods can result in volatility in reported earnings, even though the economic margin is substantially unchanged from the dates the transactions were consummated.
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
AOCI (loss) balances, net of tax effects, for Southern Company, Southern Power, and Southern Company Gas were as follows:

	Qualifying Hedges	Pension and Other Postretirement Benefit Plans	Accumulated Other Comprehensive Income (Loss)(*)
	(in millions)
Southern Company
Balance at December 31, 2022	$(149)	$(18)	$(167)
Current period change	28	(38)	(10)
Balance at December 31, 2023	(121)	(56)	(177)
Current period change	75	24	99
Balance at December 31, 2024	(46)	(32)	(78)
Current period change	(7)	10	3
Balance at December 31, 2025	$(53)	$(22)	$(75)

Southern Power
Balance at December 31, 2022	$(9)	$(9)	$(18)
Current period change	8	(7)	1
Balance at December 31, 2023	(1)	(16)	(17)
Current period change	8	7	15
Balance at December 31, 2024	7	(9)	(2)
Current period change	(2)	4	2
Balance at December 31, 2025	$5	$(5)	$—

Southern Company Gas
Balance at December 31, 2022	$(25)	$56	$31
Current period change	1	(16)	(15)
Balance at December 31, 2023	(24)	40	16
Current period change	21	11	32
Balance at December 31, 2024	(3)	51	48
Current period change	—	3	3
Balance at December 31, 2025	$(3)	$54	$51
(*)May not add due to rounding.

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

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

2. REGULATORY MATTERS
Regulatory Assets and Liabilities
Details of regulatory assets and (liabilities) reflected in the balance sheets at December 31, 2025 and 2024 are provided in the following tables:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Company Gas
	(in millions)
At December 31, 2025
AROs(*)	$5,482	$1,644	$3,604	$234	$—
Retiree benefit plans(*)	2,442	630	836	128	31
Remaining net book value of retired assets	1,052	408	631	13	—
Deferred income tax charges	962	261	675	25	—
Storm damage	941	—	912	29	—
Deferred depreciation	784	428	356	—	—
Under recovered regulatory clause revenues	284	232	—	24	28
Software and cloud computing costs	248	92	146	7	3
Environmental remediation(*)	242	—	13	—	229
Vacation pay(*)	242	90	124	12	16
Loss on reacquired debt	203	30	169	4	—
Nuclear outage	106	59	47	—	—
Regulatory clauses	83	52	—	—	31
Qualifying repairs of natural gas distribution systems	65	—	—	—	65
Fuel-hedging (realized and unrealized) losses	50	18	18	14	—
Long-term debt fair value adjustment	44	—	—	—	44
Plant Daniel Units 3 and 4	21	—	—	21	—
Other regulatory assets	225	65	30	40	90
Deferred income tax credits	(4,725)	(1,585)	(2,238)	(211)	(681)
Other cost of removal obligations	(1,022)	15	999	(115)	(1,921)
Reliability reserves	(243)	(184)	—	(59)	—
Over recovered regulatory clause revenues	(213)	—	(31)	—	(182)
Storm/property damage reserves	(118)	(60)	—	(58)	—
Plant Daniel Units 1 and 2 acquisition	(34)	—	—	(34)	—
Other regulatory liabilities	(234)	(17)	(16)	(3)	(61)
Total regulatory assets (liabilities), net	$6,887	$2,178	$6,275	$71	$(2,308)

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Company Gas
	(in millions)
At December 31, 2024
AROs(*)	$5,810	$1,906	$3,658	$248	$—
Retiree benefit plans(*)	2,605	680	892	134	44
Remaining net book value of retired assets	1,198	454	729	15	—
Deferred income tax charges	927	264	634	27	—
Storm damage	859	—	827	32	—
Deferred depreciation	535	286	249	—	—
Environmental remediation(*)	249	—	16	—	233
Vacation pay(*)	224	85	112	12	15
Loss on reacquired debt	219	32	183	4	—
Software and cloud computing costs	200	76	116	4	4
Under recovered regulatory clause revenues	167	119	—	17	31
Regulatory clauses	162	82	—	—	80
Nuclear outage	92	39	53	—	—
Fuel-hedging (realized and unrealized losses)	69	23	29	17	—
Qualifying repairs of natural gas distribution systems	53	—	—	—	53
Long-term debt fair value adjustment	52	—	—	—	52
Plant Daniel Units 3 and 4	23	—	—	23	—
Other regulatory assets	184	42	40	30	72
Deferred income tax credits	(4,536)	(1,398)	(2,149)	(219)	(755)
Other cost of removal obligations	(1,176)	24	816	(170)	(1,846)
Over recovered regulatory clause revenues	(285)	(29)	(52)	—	(204)
Reliability reserves	(188)	(131)	—	(57)	—
Storm/property damage reserves	(122)	(70)	—	(52)	—
Nuclear fuel disposal cost recovery	(100)	(100)	—	—	—
Other regulatory liabilities	(180)	(28)	(14)	(6)	(31)
Total regulatory assets (liabilities), net	$7,041	$2,356	$6,139	$59	$(2,252)
(*)Generally not earning a return as they are excluded from rate base or are offset in rate base by a corresponding asset or liability.
Unless otherwise noted, the following recovery and amortization periods for these regulatory assets and (liabilities) have been approved by the respective state PSC or regulatory agency:
AROs and other cost of removal obligations – Generally recorded over the related property lives, which may range up to 64 years for Alabama Power, 58 years for Georgia Power, 75 years for Mississippi Power, and 85 years for Southern Company Gas. AROs and other cost of removal obligations are settled and trued up following completion of the related activities. Alabama Power is recovering CCR ARO expenditures over a 38-year period ending in 2054 through Rate CNP Compliance. Georgia Power is recovering CCR ARO expenditures over four-year periods through its ECCR tariff. Mississippi Power is recovering CCR ARO expenditures over a 10-year period ending in 2034 through its ECO Plan. See "Georgia Power – Rate Plans" herein and Note 6 for additional information.
Retiree benefit plans – Recovered and amortized over the average remaining service period, which may range up to 14 years for Alabama Power, Georgia Power, and Mississippi Power and 15 years for Southern Company Gas. Southern Company's balances also include amounts at SCS and Southern Nuclear that are allocated to the applicable regulated utilities. See Note 11 for additional information.
Remaining net book value of retired assets –
Alabama Power: Primarily represents the net book value of Plant Gorgas Unit 10 ($387 million at December 31, 2025) being amortized over a remaining period of 12 years (through 2037) and Plant Barry Unit 4 ($32 million at December 31, 2025) being amortized over a remaining period of nine years (through 2034). See "Alabama Power – Environmental Accounting Order" herein for additional information.
Georgia Power: Net book values of Plant Wansley Units 1 and 2 and Plant Hammond Unit 4 (totaling $348 million and $271 million, respectively, at December 31, 2025) are being amortized over a remaining period of 13 years (through 2038) pursuant to the extension of the 2022 ARP. Balance also includes unusable materials and supplies inventories, for which the Georgia PSC will determine a recovery period in a future base rate case. See "Georgia Power – Rate Plans" herein additional information.
Mississippi Power: Represents net book value of certain environmental compliance assets at Plant Watson and Plant Greene County. The retail portion is being amortized over a remaining period of eight years (through 2033), and the wholesale portion is being amortized over a remaining period of nine years (through 2034). See "Mississippi Power – Environmental Compliance Overview Plan" herein for additional information.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

Deferred income tax charges and credits – Charges are recovered and credits are primarily amortized over the related property lives, which may range up to 64 years for Alabama Power, 58 years for Georgia Power, 75 years for Mississippi Power, and 85 years for Southern Company Gas. See Note 10 for additional information. These accounts include certain deferred income tax assets and liabilities not subject to normalization, as described further below:
Alabama Power: Related amounts at December 31, 2025 include certain tax credits which will be returned to customers in a manner determined by the Alabama PSC, as discussed under "Alabama Power – Nuclear Production Tax Credits Order" herein. Related amounts at December 31, 2024 include excess federal deferred income tax liabilities that were returned for the benefit of customers in 2025, as discussed under "Alabama Power – Excess Accumulated Deferred Income Tax Accounting Order" herein.
Georgia Power: For deferred income tax charges, related amounts include deferred income tax assets related to construction costs for Plant Vogtle Units 3 and 4 ($120 million at December 31, 2025) being recovered over a remaining period of nine years (through 2034). For deferred income tax credits, related amounts at December 31, 2025 include $255 million of deferred income tax benefits for certain tax credits and $39 million of excess state deferred income tax liabilities, which are both expected to be amortized over a period of up to three years (through 2028), and related amounts at December 31, 2024 include $102 million of excess state deferred income tax liabilities that were returned to customers in 2025. See "Georgia Power – Rate Plans" and " – Nuclear Construction – Regulatory Matters" herein for additional information.
Mississippi Power: Related amounts at December 31, 2025 include retail excess federal deferred income tax liabilities of $21 million resulting from the Tax Reform Legislation, the flowback of which will be determined by the Mississippi PSC in a future rate proceeding. See "Mississippi Power – Excess Accumulated Deferred Income Tax Accounting Order" herein for additional information.
Southern Company Gas: Related amounts include deferred income tax liabilities ($26 million at December 31, 2025) being amortized over periods generally not exceeding five years, primarily related to excess state deferred income tax liabilities. See "Southern Company Gas – Rate Proceedings" herein for additional information.
Storm damage – See "Georgia Power – Storm Damage Recovery" herein for additional information. Mississippi Power's balance represents deferred storm costs associated with Hurricanes Ida and Zeta being recovered through PEP over a remaining period of nine years (through 2034).
Deferred depreciation –
Alabama Power: Represents deferred depreciation for Plant Barry Unit 5 ($170 million at December 31, 2025) and Plant Barry common coal assets ($73 million at December 31, 2025) to be amortized until 2036 beginning when Alabama Power utilizes updated deprecation rates which is anticipated to be January 1, 2028 and Plant Gaston Unit 5 coal assets ($185 million at December 31, 2025) to be amortized until 2039 beginning when the assets are retired.
Georgia Power: Represents deferred depreciation for Plant Scherer Units 1 through 3 and Plant Bowen Units 1 and 2 (totaling $209 million and $121 million, respectively, at December 31, 2025) to be amortized over 13 years beginning January 1, 2026 (through 2038), both pursuant to the extension of the 2022 ARP, and Plant Vogtle Unit 3 and common facilities ($26 million at December 31, 2025) being amortized over a remaining period of nine years (through 2034). See "Georgia Power – Rate Plans" herein additional information.
Under and over recovered regulatory clause revenues –
Alabama Power: Balances are recorded monthly and expected to be recovered over periods of up to five years. See "Alabama Power – Rate CNP PPA," " – Rate CNP Compliance," and " – Rate ECR" herein for additional information.
Georgia Power: Related to Demand-Side Management (DSM) tariffs. Balances are recorded monthly. Pursuant to the extension of the 2022 ARP, the Georgia PSC will determine a recovery period in a future base rate case. See "Georgia Power – Rate Plans" herein for additional information.
Mississippi Power: At December 31, 2025, $11 million is expected to be recovered through various rate recovery mechanisms over a period to be determined in future rate filings. See "Mississippi Power – Ad Valorem Tax Adjustment" herein for additional information.
Southern Company Gas: Balances are recorded and recovered or amortized over periods generally not exceeding five years. In addition to natural gas cost recovery mechanisms, the natural gas distribution utilities have various other cost recovery mechanisms for the recovery of costs, including those related to infrastructure replacement programs.
Software and cloud computing costs – Represents certain deferred operations and maintenance costs associated with software and cloud computing projects. For Alabama Power, costs are amortized ratably over the life of the related software, which ranges up to 10 years (through 2035). For Georgia Power, costs incurred through 2022 are being amortized over five years (through 2027), and the recovery period for costs incurred after 2022 will be determined in its next base rate case. For Mississippi Power, the recovery period will be determined in Mississippi Power's annual PEP filing process following the completion of the projects and is expected to begin no earlier than 2027. For Southern Company Gas, costs are being amortized ratably over the life of the related software, which ranges up to 10 years (through 2035).
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
Loss on reacquired debt – Recovered over either the remaining life of the original issue or, if refinanced, over the remaining life of the new issue. At December 31, 2025, the remaining amortization periods do not exceed 22 years for Alabama Power, 27 years for Georgia Power, 16 years for Mississippi Power, and two years for Southern Company Gas.
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
Fuel-hedging (realized and unrealized) losses and gains – Assets and liabilities are recorded over the life of the underlying hedged purchase contracts. Upon final settlement, actual costs incurred are recovered through the applicable traditional electric operating company's fuel cost recovery mechanism. Purchase contracts generally do not exceed three and a half years for Alabama Power, three years for Georgia Power, and five years for Mississippi Power. Immaterial amounts for fuel-hedging gains at December 31, 2025 and 2024 are included in other regulatory liabilities. See Note 14 for additional information.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

Long-term debt fair value adjustment – Recovered over the remaining lives of the original debt issuances at acquisition, which range up to 13 years at December 31, 2025.
Plant Daniel Units 3 and 4 – Represents the difference between Mississippi Power's revenue requirement for Plant Daniel Units 3 and 4 under purchase accounting and operating lease accounting. At December 31, 2025, consists of the $15 million retail portion being amortized through 2046 over the remaining life of the related property and the $7 million wholesale portion being amortized over 10 years (through 2034).
Other regulatory assets – Comprised of numerous immaterial components with remaining amortization periods at December 31, 2025 generally not exceeding 18 years for Alabama Power, nine years for Georgia Power, 10 years for Mississippi Power, and 15 years for Southern Company Gas.
Reliability reserves and storm/property damage reserves – Utilized as related expenses are incurred. See "Alabama Power – Rate NDR" and " – Reliability Reserve Accounting Order," "Georgia Power – Storm Damage Recovery," and "Mississippi Power – System Restoration Rider" and " – Reliability Reserve Accounting Order" herein for additional information.
Plant Daniel Units 1 and 2 acquisition – Represents the incremental cost to Mississippi Power to acquire FP&L's 50% ownership interest in Plant Daniel Units 1 and 2. Utilized as related expenses are incurred. See "Mississippi Power – Plant Daniel" herein for additional information.
Nuclear fuel disposal cost recovery – At December 31, 2024, represents award resulting from litigation related to nuclear fuel disposal costs, of which $93 million was returned to customers through bill credits during the months of January, February, and March 2025 and the remaining $7 million was applied to the NDR balance. See "Alabama Power – Rate NDR" herein and Note 3 under "Nuclear Fuel Disposal Costs" for additional information.
Other regulatory liabilities – Comprised of numerous immaterial components with remaining amortization periods at December 31, 2025 generally not exceeding one year for Alabama Power, three years for Georgia Power, one year for Mississippi Power, and 20 years for Southern Company Gas.
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
On December 5, 2025, the Alabama PSC issued a consent order (December 5th Consent Order) approving a plan to keep retail rates stable through 2027. The related impacts are described under "Rate RSE," "Rate CNP New Plant," "Rate CNP PPA," "Rate CNP Compliance," "Rate ECR," "Rate NDR," and "Nuclear Production Tax Credits Order" herein. Furthermore, the Alabama PSC, as part of its routine oversight of Alabama Power's regulated activities, will monitor factors such as weather, natural disasters, changes in fuel markets, and other significant unforeseen events that may impact this plan. If such events occur, Alabama Power will work with the Alabama PSC to determine a reasonable and responsive course of action under the circumstances.
Renewable Generation Certificate
Through the issuance of a Renewable Generation Certificate (RGC), Alabama Power is authorized by the Alabama PSC to procure renewable capacity and energy and to market the related energy and environmental attributes to customers and other third parties. Under the original RGC, Alabama was authorized to procure up to 500 MWs of renewable capacity and energy. In 2023, the Alabama PSC issued an order approving modifications to Alabama Power's RGC. The modifications authorized Alabama Power to procure an additional 2,400 MWs of renewable capacity and energy by June 14, 2029 and to market the related energy and environmental attributes to customers and other third parties. The modifications also increased the size of allowable renewable projects from 80 MWs to 200 MWs and increased the annual approval limit from 160 MWs to 400 MWs. Through December 31, 2025, Alabama Power has procured solar capacity totaling approximately 670 MWs under the RGC.
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
At December 31, 2025 and 2024, Alabama Power's equity ratio was approximately 53.7% and 53.9%, respectively.
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
Retail rates under Rate RSE did not change for 2024 and increased by 4.87%, or $325 million annually, effective with the billing month of January 2025.
For the years ended December 31, 2023, 2024, and 2025, Alabama Power's WCER exceeded 6.15%, resulting in Alabama Power establishing a current regulatory liability of $15 million, $12 million, and $57 million, respectively, for Rate RSE refunds. The $15 million and $12 million regulatory liability at December 31, 2023 and 2024, respectively, was refunded to customers through bill credits in April 2024 and May 2025, respectively. The December 5th Consent Order required Alabama Power to subsequently apply the $57 million regulatory liability to the NDR on December 31, 2025.
On December 1, 2025, Alabama Power made its required annual Rate RSE submission to the Alabama PSC of projected data for calendar year 2026. Projected earnings were within the specified range; therefore, retail rates under Rate RSE remain unchanged for 2026. In addition, pursuant to the December 5th Consent Order, Alabama Power agreed to implement a moratorium on any upward rate adjustments under Rate RSE for 2027.
Jurisdictional Separation Study Order
On June 5, 2025, the Alabama PSC approved an order authorizing Alabama Power to implement changes related to the Jurisdictional Separation Study (JSS) under Rate RSE, which allocates costs between retail and other electric services. For 2026, a revised JSS allocation factor accounts for Alabama Power system capacity previously allocated to wholesale electric services that is being used for retail electric service starting January 1, 2026. In addition, Alabama Power was authorized to establish a regulatory asset to defer certain costs associated with this capacity for 2026, and those costs are estimated to be approximately $100 million. Beginning in 2027, Alabama Power will amortize the regulatory asset on a levelized basis over a period not exceeding 10 years.
Excess Accumulated Deferred Income Tax Accounting Order
In 2022, the Alabama PSC directed Alabama Power to accelerate the amortization of a regulatory liability associated with excess federal accumulated deferred income taxes. Under this order, in 2023, approximately $304 million was returned to customers through bill credits to offset the impact of a January 2023 rate increase under Rate CNP Depreciation.
In 2023, the Alabama PSC issued an order modifying its 2022 order and authorizing Alabama Power to (i) flow back in 2023 approximately $24 million of certain federal excess accumulated deferred income taxes resulting from the Tax Reform Legislation and (ii) make available any remaining balance of excess accumulated deferred income taxes at the end of 2023 for the benefit of customers in 2024 and/or 2025. At December 31, 2023, the remaining balance was $81 million, of which approximately $67 million and $14 million was flowed back in 2024 and 2025, respectively, for the benefit of customers.
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
On August 13, 2025, the Alabama PSC approved Alabama Power's petition for a CCN authorizing Alabama Power to complete the acquisition of the Lindsay Hill Generating Station (879.7 MWs), which had been approved by the FERC on June 6, 2025. The transaction closed on September 30, 2025. As part of the acquisition, Alabama Power assumed an existing power sales agreement under which the full output of the generating facility remains committed to a non-affiliated third party through April 2027. Upon expiration of that agreement, Alabama Power will recover costs associated with the Lindsay Hill Generating Station acquisition

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

through Rate CNP New Plant, Rate CNP Compliance, Rate ECR, and Rate RSE. The December 5th Consent Order authorized Alabama Power to delay the effective date of the Rate CNP New Plant cost recovery until January 2028 billings. See Note 15 under "Alabama Power" for additional information.
Rate CNP PPA
Rate CNP PPA allows for the recovery of Alabama Power's retail costs associated with certificated PPAs. Revenues for Rate CNP PPA, as recorded on the financial statements, are adjusted for differences in actual recoverable costs and amounts billed in current regulated rates. Accordingly, changes in the billing factors will have no significant effect on Southern Company's or Alabama Power's revenues or net income but will affect annual cash flow. No adjustments to Rate CNP PPA occurred during the period from 2023 through 2025, and, pursuant to the December 5th Consent Order, there will be no adjustments through March 2028 billings. At December 31, 2025 and 2024, Alabama Power had an under recovered Rate CNP PPA balance of $67 million and $84 million, respectively, of which $17 million and $17 million, respectively, is included in other regulatory assets, current and $50 million and $67 million, respectively, is included in other regulatory assets, deferred on Southern Company's and Alabama Power's balance sheets.
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
In December 2023, November 2024, and November 2025, Alabama Power submitted calculations to the Alabama PSC associated with its cost of complying with governmental mandates for the following calendar year, as provided under Rate CNP Compliance. The 2023 filing reflected a $23 million, or 0.3%, annual decrease effective with January 2024 billings. The 2024 and 2025 filings reflected a projected under recovered retail revenue requirement of $50 million and $44 million, respectively. In December 2024, the Alabama PSC issued a consent order directing Alabama Power to maintain the 2024 Rate CNP Compliance factors in effect through 2025, and, pursuant to the December 5th Consent Order, Alabama Power will continue to maintain those same factors through the billing month of December 2027. Both consent orders specified that any prior year under collected amounts would be deemed recovered before any current year amounts are recovered and any remaining under recovered amounts would be reflected in the subsequent year's filing.
At December 31, 2025 and 2024, Alabama Power had an under recovered Rate CNP Compliance balance of $18 million and $35 million, respectively, which are included in other regulatory assets, deferred on Southern Company's and Alabama Power's balance sheets.
Rate CNP Depreciation
Rate CNP Depreciation allows Alabama Power to recover changes in depreciation resulting from updates to certain depreciation rates, excluding any depreciation recovered through Rate CNP New Plant, Rate CNP Compliance, or costs associated with the capitalization of asset retirement costs. No adjustments to Rate CNP Depreciation have occurred since its implementation effective with January 2023 billings, and no adjustments will occur in 2026.
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

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

In November 2023, the Alabama PSC approved a decrease to Rate ECR of approximately $126 million annually, effective with December 2023 billings. In May 2024, the Alabama PSC approved a decrease to Rate ECR of approximately $135 million annually, effective with July 2024 billings. In December 2024, the Alabama PSC approved an additional reduction to Rate ECR of $218 million annually, effective with January 2025 billings. Pursuant to the December 5th Consent Order, the currently effective energy cost recovery factor of 2.600 cents per KWH will remain in effect for the billing months of January 2026 through December 2027. Beginning with January 2028 billings, the rate will adjust to 5.910 cents per KWH absent a further order from the Alabama PSC.
At December 31, 2025, Alabama Power's under recovered fuel costs totaled $146 million and is included in other regulatory assets, deferred on Southern Company's and Alabama Power's balance sheets. At December 31, 2024, Alabama Power's over recovered fuel costs totaled $29 million and is included in other regulatory liabilities, current on Southern Company's and Alabama Power's balance sheets. These classifications are based on estimates, which include such factors as weather, generation availability, energy demand, and the price of energy. A change in any of these factors could have a significant impact on the timing of any recovery or return of fuel costs.
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
The second component of the Rate NDR charge is intended to allow recovery of any existing deferred storm-related operations and maintenance costs and any future reserve deficits over a 48-month period. The Alabama PSC order gives Alabama Power authority to record a deficit balance in the NDR when costs of storm damage exceed any established reserve balance. The maximum charge to recover a deficit is $5.00 per month per non-residential customer account and $2.50 per month per residential customer account. Alabama Power has the authority, based on an order from the Alabama PSC, to accrue certain additional amounts as circumstances warrant, which can be used to offset storm charges. Alabama Power made additional accruals of $7 million and $21 million in 2025 and 2024, respectively, and applied the 2025 Rate RSE refund of $57 million to the NDR in accordance with the December 5th Consent Order.
Under Rate NDR, Alabama Power collected approximately $23 million, $12 million, and $12 million in 2025, 2024, and 2023, respectively. Pursuant to orders of the Alabama PSC, Alabama Power applied $7 million of undistributed customer bill credits related to the nuclear fuel disposal costs litigation award to Rate NDR in 2025. Additionally, undistributed customer bill credits of $6 million and $1 million associated with Rate RSE refunds were applied in 2024 and 2023, respectively. Beginning with July 2025 billings, the reserve maintenance charge was suspended and the reserve establishment charge was activated as a result of the NDR balance falling below $50 million. Alabama Power expects to collect approximately $36 million annually under Rate NDR unless the NDR balance exceeds $75 million. At December 31, 2025 and 2024, the NDR balance was $60 million and $70 million, respectively, and is included in other regulatory liabilities, deferred on Southern Company's and Alabama Power's balance sheets. See Note 3 under "Nuclear Fuel Disposal Costs" for additional information regarding the nuclear fuel disposal costs litigation.
As revenue from the Rate NDR charge is recognized, an equal amount of operations and maintenance expenses related to the NDR will also be recognized. As a result, the Rate NDR charge will not have an effect on net income but will impact operating cash flows.
Reliability Reserve Accounting Order
Based on orders from the Alabama PSC, Alabama Power is authorized to maintain a reliability reserve separate from the NDR and to include certain reliability-related transmission and distribution expenses and generation-related expenses intended to

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

maintain reliability between scheduled generating unit maintenance outages. Alabama Power may make accruals to the reliability reserve if the NDR balance exceeds $35 million.
In 2025, Alabama Power utilized $30 million of the reliability reserve for reliability-related transmission, distribution, and generation expenses and accrued $83 million to the reliability reserve in accordance with procedures established in the reliability reserve accounting order. In 2023 and 2024, Alabama Power utilized a net $23 million and $12 million, respectively, from the reliability reserve for reliability-related transmission, distribution, and generation expenses.
Alabama Power notified the Alabama PSC through its annual RSE filing of its intent to utilize $60 million of its reliability reserve balance in 2026.
At December 31, 2025, Alabama Power's reliability reserve balance was $184 million, of which $60 million is included in other regulatory liabilities, current and $124 million is included in other regulatory liabilities, deferred on Southern Company's and Alabama Power's balance sheets. At December 31, 2024, Alabama Power's reliability reserve balance was $131 million and is included in other regulatory liabilities, deferred on Southern Company's and Alabama Power's balance sheets.
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
Alabama Power previously indicated plans to retire Plant Barry Unit 5 (700 MWs) by December 31, 2028. However, subsequent to December 31, 2025, as a result of projected future generation needs, a decision was made to convert Plant Barry Unit 5 from coal to natural gas and to continue operating Plant Barry Unit 5 beyond December 31, 2028. As a result, the unit's net book value of approximately $307 million no longer meets the criteria to be considered probable of abandonment. Accordingly, in the first quarter 2026, approximately $307 million will be reclassified from other utility plant, net to plant in service on Alabama Power's and Southern Company's balance sheets.
Nuclear Production Tax Credits Order
On October 7, 2025, the Alabama PSC issued an order authorizing Alabama Power to establish a regulatory liability for nuclear PTCs received through its nuclear generating facilities pursuant to Internal Revenue Code §45U for tax years 2024 through 2032. The §45U PTCs will be deferred as a regulatory liability until the Alabama PSC provides direction on how to apply them for the benefit of customers. For the 2024 tax year, Alabama Power received $180 million in §45U PTCs on Southern Company's consolidated federal income tax return. Pursuant to the December 5th Consent Order, Alabama Power will utilize the 2024 nuclear PTCs, when monetized, to offset retail cost of service in 2027. In addition, the nuclear PTCs generated in 2025, 2026, and 2027, when monetized, will be used to offset future retail cost of service, including any under recovered balances under Rate CNP and Rate ECR. The §45U PTC is subject to a phase-out. As such, Alabama Power will evaluate annually whether it qualifies for the credit. The ultimate outcome of this matter cannot be determined at this time. See Note 10 under "Unrecognized Tax Benefits" for additional information.
Georgia Power
Georgia Power's revenues from regulated retail operations are collected through various rate mechanisms subject to the oversight of the Georgia PSC. Georgia Power recovers its costs from the regulated retail business through traditional base tariffs, DSM tariffs, the ECCR tariff, and Municipal Franchise Fee (MFF) tariffs. These tariffs were set under the 2022 ARP for the years 2023 through 2025 and subsequently extended through 2028 as described herein. In addition, fuel costs are collected through a separate fuel cost recovery tariff.
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

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

Rate Plans
In November 2023 and December 2024, the Georgia PSC approved the following tariff adjustments under the 2022 ARP effective January 1, 2024 and 2025, respectively:

Tariff	2024	2025
	(millions)
Traditional base(a)	$275	$194
ECCR	(99)	126
DSM	10	(22)
MFF	5	9
Total(b)	$191	$306
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
On July 1, 2025, the Georgia PSC approved a settlement agreement among Georgia Power, the staff of the Georgia PSC, and certain intervenors to extend the 2022 ARP for an additional three-year term through December 31, 2028 (ARP Extension). Under the ARP Extension, base rates will not be adjusted in 2026, 2027, or 2028 (ARP Extension Period) except for reasonable and prudent storm damage costs incurred through December 31, 2025, which will be determined in a separate regulatory proceeding. The ARP Extension includes, among other things, the following modifications to the 2022 ARP:
•Storm damage costs will be included in a separate regulatory proceeding to be filed no later than July 1, 2026 to recover the actual reasonable and prudent storm costs incurred through December 31, 2025. Subject to Georgia PSC approval, new rates would be effective approximately 90 days after the filing is made. The Georgia PSC will determine the period over which any such storm damage costs will be recovered.
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
In the 2022 ARP, the Georgia PSC approved recovery through the ECCR tariff of estimated CCR ARO compliance costs for 2024 and 2025 over four-year periods beginning January 1 of each respective year, with recovery of construction contingency beginning in the year following actual expenditures, resulting in a reduction of $60 million in the related amortization for 2024 and an increase of $123 million in the related amortization for 2025. Under the ARP Extension, the amortization will not change for 2026 through 2028. Compliance costs incurred were $300 million, $265 million, and $315 million in 2023, 2024, and 2025, respectively.
Further, under the 2022 ARP and the ARP Extension, Georgia Power's retail ROE is set at 10.50% and its equity ratio is set at 56%. Earnings are evaluated against a retail ROE range of 9.50% to 11.90%. Any earnings above 11.90% retail ROE will be subject to sharing whereby 40% of earnings above the band would be applied to regulatory assets, 40% would be directly refunded to customers, and the remaining 20% would be retained by Georgia Power. There will be no recovery of any earnings shortfall below 9.50% retail ROE on an actual basis. However, if at any time during the term of the 2022 ARP and the ARP Extension Period, Georgia Power projects that its retail earnings will be less than the lower end of the approved retail ROE range for any calendar year, it may petition the Georgia PSC for implementation of the Interim Cost Recovery (ICR) tariff to adjust Georgia Power's retail rates to achieve a retail ROE equal to the lower end of the approved retail ROE range. The Georgia PSC would have 90 days to rule on Georgia Power's request. Any ICR tariff would expire at the earlier of January 1, 2029 or the end of the calendar year in which the ICR tariff becomes effective. In lieu of requesting implementation of an ICR tariff, or if the Georgia PSC chooses not to implement an ICR tariff, Georgia Power may file a full base rate case. In 2023, 2024, and 2025, Georgia Power's retail ROE was within the allowed retail ROE range.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

Except as provided above, Georgia Power will not file a base rate increase while the ARP Extension is in effect. Georgia Power is required to file a general base rate case by July 1, 2028, in response to which the Georgia PSC would be expected to determine whether the 2022 ARP should be continued, modified, or discontinued.
Integrated Resource Plans
2025 IRP
On July 15, 2025, the Georgia PSC approved Georgia Power's triennial IRP (2025 IRP), as modified by a stipulation among Georgia Power, the staff of the Georgia PSC, and certain intervenors. In the 2025 IRP decision, the Georgia PSC approved the following requests:
•Extended operation of Plant Scherer Unit 3 (614 MWs based on 75% ownership) through at least December 31, 2035 and Plant Gaston Units 1 through 4 (500 MWs based on 50% ownership through SEGCO) through December 31, 2034. See Note 7 under "SEGCO" for additional information.
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
•Investments related to the continued reliable operations of four hydro facilities, as well as the authority to spend up to $25 million to undertake engineering studies related to two additional hydro facilities.
•RFP for at least 1,100 MWs of utility scale and distributed generation renewable resources.
•Issuance of a capacity RFP to procure resources to meet capacity needs in 2032 and 2033.
•Strategic power delivery infrastructure plan necessary to help ensure adequate reliability and serve the projected future load growth projected in Georgia.
•Certification of approximately 187 MWs of wholesale capacity associated with Plant Scherer Unit 3 to be placed in retail rate base, some of which will be available beginning in 2026.
In addition, the 2025 IRP assumes Plant Bowen Units 1 and 2 will operate through at least the end of 2035.
Certification Requests
On September 4, 2025, the Georgia PSC approved Georgia Power's request to certify a Georgia Power-owned battery energy storage facility with a capacity of 200 MWs and a projected COD in 2027.
On December 19, 2025, the Georgia PSC approved Georgia Power's request, as modified by a stipulation between Georgia Power and the staff of the Georgia PSC (Certification Stipulation), to certify the following resources totaling 9,885 MWs:
•18 resources selected from the RFP pursuant to the 2022 IRP final order, totaling 7,999 MWs, which consist of four PPAs (including two affiliate PPAs with Southern Power that are subject to approval by the FERC) with capacity totaling 1,195 MWs commencing between 2028 and 2030, three project sites consisting of five Georgia Power-owned combined cycle units with capacity totaling 3,692 MWs and projected CODs commencing between 2029 and 2030, nine Georgia Power-owned battery energy storage facilities with capacity totaling 2,762 MWs and projected CODs commencing between 2028 and 2030, and two Georgia Power-owned battery energy storage facilities with solar with capacity totaling 350 MWs and projected CODs commencing in 2028.
•Extension of 50 MWs of an existing 750-MW affiliate PPA with Mississippi Power for an additional year through December 31, 2029.
•A 20-year non-affiliate PPA for 930 MWs commencing in 2030 and five 25-year non-affiliate PPAs totaling 646 MWs commencing in 2027.
•Construction of a 260-MW Georgia Power-owned battery energy storage facility with a projected COD in 2027 to be paired with an existing non-affiliate solar PPA.
Pursuant to the Certification Stipulation, Georgia Power has agreed to file its next base rate case in a manner that will ensure the incremental revenue from large load customers has downward pressure, on a levelized basis, of at least $556 million per year for the years 2029, 2030, and 2031.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

The approved certification requests in September and December 2025 associated with these Georgia Power-owned projects and related transmission investments total approximately $16.7 billion, excluding AFUDC.
As required by the 2025 IRP decision, Georgia Power filed with the Georgia PSC on September 17, 2025 an updated load forecast to support the certification requests from the RFP of up to 8,500 MWs.
As included in the 2022 IRP final order, on February 11, 2026, Georgia Power initiated an RFP for up to 500 MWs of capacity for battery energy storage facilities with projected CODs or delivery commencement dates by 2031.
See "2025 IRP" and "Other Construction" herein for additional information.
Transmission Asset Sales
In March 2024, the FERC approved the sale of transmission line assets under the integrated transmission system agreement, with a net book value of $236 million. In April 2024, the sale, with a purchase price of $351 million, was completed resulting in a pre-tax gain of approximately $114 million ($84 million after tax) recorded in 2024.
Fuel Cost Recovery
Georgia Power has established fuel cost recovery rates approved by the Georgia PSC. During 2022, Georgia Power's under recovered fuel balance increased significantly due to higher fuel and purchased power costs. In 2023, the Georgia PSC approved a stipulation between Georgia Power and the staff of the Georgia PSC to increase annual fuel billings by 54%, or approximately $1.1 billion, effective June 1, 2023. The increase includes a three-year recovery period for $2.2 billion of Georgia Power's under recovered fuel balance at May 31, 2023. Under the approved stipulation, Georgia Power is allowed to adjust its fuel cost recovery rates under an interim fuel rider (IFR) prior to the next fuel case, subject to a maximum 40% cumulative change, if its under or over recovered fuel balance accumulated since May 31, 2023 exceeds $200 million (IFR Threshold). On May 14, 2025, Georgia Power submitted an IFR notification and plan informing the Georgia PSC that Georgia Power's under recovered fuel balance exceeded the IFR Threshold. Georgia Power proposed no fuel cost recovery rate change and was required to monitor and report to the Georgia PSC monthly as long as the under recovered fuel balance was above the IFR Threshold. Georgia Power filed an IFR notification and plan monthly through September 2025, each of which also proposed no fuel cost recovery rate change. Between September 30, 2025 and November 30, 2025, Georgia Power's under recovered fuel balance did not exceed the IFR Threshold. On each of January 15, 2026 and February 13, 2026, Georgia Power filed an IFR notification and plan informing the Georgia PSC that Georgia Power's under recovered fuel balance exceeded the IFR Threshold as of December 31, 2025 and January 31, 2026, respectively, and proposed no fuel cost recovery rate change. On February 17, 2026, Georgia Power filed a request with the Georgia PSC to decrease fuel rates by 12.6% effective June 1, 2026, which is expected to reduce annual billings by approximately $388 million. Georgia Power expects the Georgia PSC to make a final decision on this matter on May 28, 2026. The ultimate outcome of this matter cannot be determined at this time.
Georgia Power's under recovered fuel balance totaled $522 million at December 31, 2025, of which $310 million is included in under recovered fuel clause revenues and under recovered retail fuel clause revenues on Southern Company's and Georgia Power's balance sheets, respectively, and $212 million is included in deferred under recovered retail fuel clause revenues on Southern Company's and Georgia Power's balance sheets. The under recovered fuel balance totaled $1.2 billion at December 31, 2024, of which $713 million is included in under recovered fuel clause revenues and under recovered retail fuel clause revenues on Southern Company's and Georgia Power's balance sheets, respectively, and $453 million is included in deferred under recovered retail fuel clause revenues on Southern Company's and Georgia Power's balance sheets.
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
Storm Damage Recovery
Georgia Power defers and recovers certain costs related to damages to its transmission and distribution facilities resulting from major storms as mandated by the Georgia PSC. Beginning January 1, 2023, Georgia Power is recovering $31 million annually under the 2022 ARP. During September 2024, Hurricane Helene caused significant damage to Georgia Power's transmission and distribution facilities. The incremental restoration costs related to this hurricane totaled approximately $880 million, of which approximately $780 million was deferred in the regulatory asset for storm damage, approximately $75 million was capitalized to property, plant, and equipment, and approximately $25 million was deferred and subsequently billed in 2025 to open access transmission tariff customers. At December 31, 2025 and 2024, Georgia Power's regulatory asset balance related to storm damage was $912 million and $827 million, respectively, of which $31 million for each year is included in other regulatory assets, current

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

and $880 million and $795 million, respectively, is included in other regulatory assets, deferred on Southern Company's and Georgia Power's balance sheets.
Pursuant to the ARP Extension, on February 17, 2026, Georgia Power filed a request with the Georgia PSC to recover the reasonable and prudent storm costs incurred through December 31, 2025, which is expected to increase annual recovery by approximately $300 million effective June 1, 2026. The proposed annual recovery included in the filing is expected to fully recover the regulatory asset balance related to storm damage at December 31, 2025 over four years, and the remaining balance at December 31, 2028 will be included in the next rate case. Georgia Power expects the Georgia PSC to make a final decision on this matter on May 28, 2026. The ultimate outcome of this matter cannot be determined at this time. See "Rate Plans" herein for additional information.
The rate of storm damage cost recovery is expected to be further adjusted in future regulatory proceedings as necessary. As a result of this regulatory treatment, costs related to storms are not expected to have a material impact on Southern Company's or Georgia Power's net income but do impact the related operating cash flows.
Nuclear Construction
See Note 8 under "Long-term Debt – DOE Loan Guarantee Borrowings" for information on the Amended and Restated Loan Guarantee Agreement, including applicable covenants, events of default, and mandatory prepayment events.
Cost and Schedule
Georgia Power placed Plant Vogtle Units 3 and 4 (553 MWs each based on 45.7% ownership) in service on July 31, 2023 and April 29, 2024, respectively. During the third quarter 2025, following the completion of site demobilization efforts, Southern Nuclear evaluated the remaining contractor obligations and reduced the remaining estimate to complete forecast by approximately $33 million. During the fourth quarter 2025, Southern Nuclear finalized the remaining contractor obligations and reduced the remaining estimate to complete forecast, including the impact of joint owner cost-sharing described below, by approximately $27 million. Accordingly, Georgia Power recorded pre-tax credits to income of approximately $33 million ($25 million after tax) and $27 million ($20 million after tax) in the third quarter 2025 and the fourth quarter 2025, respectively, to recognize capital costs previously charged to income. Georgia Power's final net investment in connection with Plant Vogtle Units 3 and 4 is $10.670 billion, which excludes capitalized AFUDC of approximately $440 million accrued through Unit 4's in-service date.
Georgia Power previously reached agreements with MEAG Power, OPC, and Dalton to resolve its respective dispute with each regarding the cost-sharing and tender provisions of the joint ownership agreements, as amended (Vogtle Joint Ownership Agreements). Under the terms of these agreements, among other items, Georgia Power reimbursed a portion of MEAG Power's, OPC's, and Dalton's costs of construction for Plant Vogtle Units 3 and 4 as such costs were incurred and with no further adjustment for force majeure costs, which payments (including amounts paid to date) totaled approximately $86 million, $82 million, and $4.4 million for MEAG Power, OPC, and Dalton, respectively, based on the final project capital cost. Georgia Power also reimbursed 20% of MEAG Power's costs of construction and 66% of each of OPC's and Dalton's costs of construction with respect to amounts over the final project capital cost, with no further adjustment for force majeure costs. Georgia Power recorded pre-tax charges to income through 2024 of $559 million ($418 million after tax) and a pre-tax credit to income in the fourth quarter 2025 of $22 million ($17 million after tax) associated with the cost-sharing provisions of the Vogtle Joint Ownership Agreements, including the settlements with the other Vogtle Owners described above. These charges are included in the total project capital cost and will not be recovered from retail customers.
Regulatory Matters
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
In 2023, the Georgia PSC approved Georgia Power's application to adjust rates to include reasonable and prudent Plant Vogtle Units 3 and 4 costs as modified by the related stipulation (Prudency Stipulation) among Georgia Power, the staff of the Georgia PSC, and certain intervenors.
Under the terms of the approved Prudency Stipulation, Georgia Power is recovering $7.562 billion in total construction and capital costs and associated retail rate base items of $1.02 billion, which includes AFUDC financing costs above $4.418 billion (the Georgia PSC-certified amount) up to $7.562 billion. Georgia Power is also recovering projected operations and maintenance

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

expenses, depreciation, nuclear decommissioning accruals, and property taxes, net of projected PTCs. After considering construction and capital costs already in retail base rates of $2.1 billion and $362 million of associated retail rate base items for Unit 3 and Common Facilities (approved by the Georgia PSC in 2021), Georgia Power included in retail rate base the remaining $5.462 billion of construction and capital costs as well as $647 million of associated retail rate base items effective with the April 29, 2024 in-service date for Unit 4. Annual retail base revenues increased approximately $730 million and the average retail base rates were adjusted by approximately 5% (net of the elimination of the NCCR tariff described below) effective May 1, 2024.
Reductions to the ROE used to calculate the NCCR tariff (pursuant to prior Georgia PSC orders) negatively impacted earnings by approximately $80 million through the second quarter 2024 and $310 million in 2023. Further, as included in the approved Prudency Stipulation, since commercial operation for Unit 4 was not achieved by March 31, 2024, Georgia Power's ROE used to determine the NCCR tariff and calculate AFUDC was reduced to zero effective April 1, 2024, which resulted in a negative impact to earnings of approximately $10 million (for one month) in the second quarter 2024 based on the April 29, 2024 in-service date. Effective May 1, 2024, following commercial operation of Unit 4, Georgia Power's NCCR tariff was eliminated and financing costs are included in Georgia Power's general retail revenue requirements.
As of each Unit's respective first refueling outage, if the respective Unit's performance has materially deviated from expected performance, the Georgia PSC may order Georgia Power to credit customers for operations and maintenance expenses or disallow costs associated with the repair or replacement of any system, structure, or component found to have caused the material deviation in performance if proven to be the result of imprudent engineering, construction, procurement, testing, or start-up. Unit 3 demonstrated high performance and reliability during the first 14 months of operation leading up to its first refueling outage, which took place in the fall of 2024. Unit 4 also demonstrated high performance and reliability during the first 16 months of operation leading up to its first refueling outage, which took place in the fall of 2025. No customer credits for operations and maintenance expenses or performance-related disallowances were recorded.
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
Other Construction
At December 31, 2025, Georgia Power had recorded approximately $3.1 billion of combined capital costs, excluding AFUDC, for the projects reflected in the table below approved through the 2023 IRP Update and the approved certification requests in September and December 2025. The total certified amounts related to these projects are approximately $19.5 billion, excluding

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

AFUDC. Georgia Power is required to file periodic construction monitoring reports with the Georgia PSC through commercial operation. The ultimate outcome of these matters cannot be determined at this time.

Resource/Project	Approximate Nameplate Capacity (MW)	Projected COD
Projects Under Construction at December 31, 2025
Battery Energy Storage
McGrau Ford Phase 1	265	Fourth quarter 2026
Twiggs County	200	Fourth quarter 2027
Wadley	260	Fourth quarter 2027
Plant Bowen Phase 1	250	Fourth quarter 2028
Plant Bowen Phase 2	250	Fourth quarter 2029
South Hall	250	Fourth quarter 2028
Plant Wansley	500	Fourth quarter 2028
Plant Yates Phase 1	320	Fourth quarter 2028
Plant Yates Phase 2	250	Fourth quarter 2028
Thomson	500	Fourth quarter 2029
Hammond Phase 2	193	Fourth quarter 2030
Plant McIntosh	250	Fourth quarter 2030
Various facilities	500	Second quarter 2026 through fourth quarter 2026
Solar with Battery Energy Storage
Laurens County	200	Fourth quarter 2028
Plant Mitchell	150	Fourth quarter 2028
Combined Cycle
Plant Bowen Unit 7	741	Fourth quarter 2029
Plant Bowen Unit 8	741	Second quarter 2030
Plant McIntosh Unit 12	757	Fourth quarter 2030
Plant Wansley Unit 10	727	Fourth quarter 2029
Plant Wansley Unit 11	727	Second quarter 2030
Combustion Turbine
Plant Yates Unit 8(*)	442	Fourth quarter 2026
Plant Yates Unit 9(*)	442	Second quarter 2027
Plant Yates Unit 10(*)	442	Third quarter 2027
(*)Pursuant to the 2023 IRP Update, cost recovery over the certified amount is limited.
Mississippi Power
Mississippi Power's rates and charges for service to retail customers are subject to the regulatory oversight of the Mississippi PSC. Mississippi Power's rates are a combination of base rates and several separate cost recovery clauses for specific categories of costs. These separate cost recovery clauses address such items as fuel and purchased power, ad valorem taxes, property damage, and the costs of compliance with environmental laws and regulations. Recoverable costs not addressed through one of the specific cost recovery clauses are expected to be recovered through Mississippi Power's base rates.
Performance Evaluation Plan
Mississippi Power's retail base rates generally are set under the PEP, a rate plan approved by the Mississippi PSC. In recognition that Mississippi Power's long-term financial success is dependent upon how well it satisfies its customers' needs, PEP includes performance indicators that directly tie customer service indicators to Mississippi Power's allowed ROE. PEP measures Mississippi Power's performance on a 10-point scale as a weighted average of results in three areas: average customer price, as compared to prices of other regional utilities (weighted at 40%); service reliability, measured in percentage of time customers had electric service (40%); and customer satisfaction, measured in a survey of residential customers (20%). Typically, two PEP filings are made for each calendar year: the PEP preliminary report filing in November of the preceding year and the PEP Evaluation Report, which includes the current year PEP projected filing and the previous year PEP lookback filing, filed in March of the subsequent year. The annual PEP preliminary report filing is an informational report indicating whether a revenue adjustment is needed for the preceding year. The annual PEP projected filings utilize a historic test year adjusted for "known and measurable" changes and discounted cash flow and regression formulas to determine base ROE. The PEP lookback filing reflects the actual revenue requirement.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

In June 2023 and June 2024, the Mississippi PSC approved Mississippi Power's annual retail PEP filings for 2023 and 2024, respectively, with no change in retail rates. On June 17, 2025, the Mississippi PSC approved Mississippi Power's annual retail PEP filing for 2025, resulting in an annual increase in revenues of approximately 4.0%, or $41 million, primarily due to increases in investment and depreciation. In accordance with the PEP rate schedule, an increase of 2.0% of total retail revenues, or approximately $22 million, became effective with the first billing cycle of April 2025, and the remaining approximately $19 million became effective with the first billing cycle of July 2025.
On November 17, 2025, Mississippi Power submitted its annual preliminary retail PEP filing for 2026 to the Mississippi PSC, which requested a 1.8%, or $20 million, annual increase in revenues. In accordance with the PEP rate schedule, the rate increase became effective with the first billing cycle of January 2026, subject to refund. The Mississippi PSC is expected to render a final decision in the second quarter 2026. The ultimate outcome of this matter cannot be determined at this time.
Integrated Resource Plans
In 2023, Mississippi Power signed an affiliate PPA with Georgia Power for 750 MWs of capacity, which began January 1, 2024 and will continue through December 31, 2028. On July 8, 2025, Mississippi Power extended 50 MWs of its affiliate PPA with Georgia Power for an additional year through December 31, 2029. See "Georgia Power – Integrated Resource Plans – Certification Requests" herein for additional information.
In April 2024, Mississippi Power filed its 2024 IRP with the Mississippi PSC. The Mississippi PSC did not note any deficiencies within the prescribed 120-day review period; therefore, the filing was concluded. The 2024 IRP included a schedule to retire Plant Watson Unit 4 (268 MWs) and Plant Greene County Units 1 and 2 (206 MWs based on 40% ownership) and to retire early Plant Daniel Units 1 and 2 (502 MWs based on 50% ownership), all by the end of 2028, which is consistent with the completion of the initial term of Mississippi Power's affiliate PPA with Georgia Power. On January 9, 2025, Mississippi Power notified the Mississippi PSC of its intent to extend the retirement date of Plant Daniel Unit 2 and potentially extend the retirement dates of other fossil steam units beyond their current 2028 retirement dates in order to serve recently signed economic development loads of approximately 600 MWs. Mississippi Power has since acquired FP&L's 50% ownership interest in Plant Daniel Units 1 and 2 as described under "Plant Daniel" herein. In 2026, in compliance with its IRP requirements, Mississippi Power is expected to file a mid-point update to its 2024 IRP with the Mississippi PSC.
On February 12, 2026, Mississippi Power filed a request with the Mississippi PSC to convert Plant Daniel Unit 2 from a coal-fired unit to a natural gas-fired unit. Conversion of the unit is projected to be completed in 2029.
The remaining net book value of Plant Daniel Units 1 and 2 was approximately $465 million at December 31, 2025, and Mississippi Power is continuing to depreciate these units using the current approved rates. Mississippi Power expects to reclassify the net book value remaining at retirement to a regulatory asset to be amortized over a period to be determined by the Mississippi PSC in future proceedings, consistent with a 2020 order. The Plant Watson and Plant Greene County units are expected to be fully depreciated upon retirement.
The ultimate outcome of these matters cannot be determined at this time.
Plant Daniel
In November 2024, Mississippi Power entered into an agreement with FP&L to acquire FP&L's 50% ownership interest in Plant Daniel Units 1 and 2. On January 7, 2025, the Mississippi PSC approved Mississippi Power's request for (i) the inclusion of the acquired assets and the associated costs at Plant Daniel in Mississippi Power's retail rate base, upon completion of the transaction, (ii) the establishment of a new regulatory liability account in which all of the proceeds to be paid by FP&L will be recorded, and (iii) Mississippi Power's ability to amortize that regulatory liability by charging certain expenditures against it. On June 19, 2025, the Florida PSC issued a final order approving the transfer of FP&L's 50% ownership interest in Plant Daniel Units 1 and 2 to Mississippi Power. On July 30, 2025, Mississippi Power completed the acquisition of FP&L's 50% ownership interest in Plant Daniel Units 1 and 2 and, as part of the acquisition, received approximately $36 million from FP&L, which was recorded as a regulatory liability being amortized to offset incremental costs as authorized by the Mississippi PSC. As part of the agreement, FP&L retained responsibility for environmental remediation and decommissioning liabilities related to its prior ownership interest.
Environmental Compliance Overview Plan
The Mississippi PSC has authorized Mississippi Power to defer in a regulatory asset for future recovery all plant retirement- or partial retirement-related costs resulting from environmental regulations.
In April 2023, May 2024, and April 2025, the Mississippi PSC approved Mississippi Power's annual ECO Plan filings, resulting in increases in revenues of approximately $3 million annually effective with the first billing cycle of May 2023, $9 million

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

annually effective with the first billing cycle of June 2024, and $6 million annually effective with the first billing cycle of May 2025, respectively.
On February 13, 2026, Mississippi Power submitted its annual ECO Plan filing to the Mississippi PSC, which requested a $2 million annual increase in revenues. The ultimate outcome of this matter cannot be determined at this time.
Fuel Cost Recovery
Mississippi Power annually establishes, and is required to file for an adjustment to, the retail fuel cost recovery factor that is approved by the Mississippi PSC. In February 2024, the Mississippi PSC approved Mississippi Power's request to increase retail fuel revenues by $18 million annually effective with the first billing cycle of March 2024. The approved filing included the deferral of approximately $61 million of under recovered fuel costs as of October 2023. On January 7, 2025, the Mississippi PSC approved Mississippi Power's request for no change in retail fuel revenues effective with the first billing cycle of February 2025. The approved filing included the deferral of approximately $25 million of under recovered fuel costs as of October 2024. On January 13, 2026, the Mississippi PSC approved Mississippi Power's request to increase retail fuel revenues by $40 million annually effective with the first billing cycle of February 2026. The approved filing included the deferral of approximately $31 million of under recovered fuel costs as of October 2025, which is expected to be included in Mississippi Power's next fuel filing. Mississippi Power will continue to accrue its weighted-average cost of capital on any under or over fuel recovery balance.
At December 31, 2025, Mississippi Power had $40 million of deferred under recovered retail fuel clause revenues related to higher recoverable fuel costs and its fuel-hedging program on its balance sheet. At December 31, 2024, Mississippi Power had $32 million of deferred under recovered retail fuel clause revenues primarily associated with its fuel-hedging program and $32 million of over recovered retail fuel clause revenues primarily related to lower recoverable fuel costs on its balance sheet. See Note 1 under "Fuel Costs" for additional information.
Mississippi Power has wholesale MRA and Market Based (MB) fuel cost recovery factors. Effective with the first billing cycles for January 2024, 2025, and 2026, annual revenues under the wholesale MRA fuel rate decreased $4 million, decreased $19 million, and increased $23 million, respectively. At December 31, 2025 and 2024, wholesale MRA fuel costs were under recovered $6 million and over recovered $19 million, respectively, and were included in other current assets and other current liabilities, respectively, on Mississippi Power's balance sheets. The wholesale MB fuel rate did not change materially in any period presented. The wholesale MB fuel cost recovery was immaterial for both periods presented.
Mississippi Power's operating revenues are adjusted for differences in actual recoverable fuel cost and amounts billed in accordance with the currently approved cost recovery rate. Accordingly, changes in the billing factor should have no significant effect on Mississippi Power's revenues or net income but will affect operating cash flows.
Ad Valorem Tax Adjustment
Mississippi Power annually establishes an ad valorem tax adjustment factor that is approved by the Mississippi PSC. Any changes are not expected to have a significant effect on Mississippi Power's net income but will affect operating cash flows. Effective with the first billing cycle of June 2023, July 2024, and September 2025, the Mississippi PSC approved changes in annual revenues collected through the ad valorem tax adjustment factor resulting in a $7 million decrease, a $5 million decrease, and a $7 million increase, respectively.
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
Mississippi Power's net retail SRR accrual, which includes carrying costs and previously included amortization of related excess deferred income tax benefits, was $13.5 million in 2025, $12.6 million in 2024, and $11.7 million in 2023. At December 31, 2025 and 2024, the retail property damage reserve balance was $57 million and $52 million, respectively, and is included in other regulatory liabilities, deferred on Mississippi Power's balance sheets.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

In 2023, the Mississippi PSC approved Mississippi Power's annual SRR filing, with no change in retail rates. Mississippi Power's minimum annual SRR accrual was increased from $8.3 million to $11.7 million. In April 2024, the Mississippi PSC approved Mississippi Power's annual SRR filing to the Mississippi PSC, with no change in retail rates. Mississippi Power's minimum annual SRR accrual was increased from $11.7 million to $12.6 million. On June 17, 2025, the Mississippi PSC approved Mississippi Power's annual SRR filing for 2025, with no change in retail rates. Mississippi Power's minimum annual SRR accrual increased from $12.6 million to $13.5 million and the target property damage reserve balance increased from $75 million to $125 million. Mississippi Power will continue to record the minimum annual accrual until the target property damage reserve balance of $125 million is met.
Reliability Reserve Accounting Order
Based on an order from the Mississippi PSC, Mississippi Power is authorized to maintain a retail reliability reserve to offset future generation, transmission, and distribution reliability-related expenditures for use in a future year. Mississippi Power may make accruals to the retail reliability reserve each year after meeting with the MPUS and Mississippi PSC staff. Mississippi Power will provide annually, through its capital plan, energy delivery plan, or PEP filing, any amounts to be charged against the retail reliability reserve during the current year.
During 2025, 2024, and 2023, Mississippi Power accrued $13 million, $21 million, and $11 million, respectively, to the retail reliability reserve. On June 17, 2025, the Mississippi PSC approved Mississippi Power's use of a portion of its retail reliability reserve balance during 2025, through its annual PEP filing. As a result, Mississippi Power utilized the retail reliability reserve in the amount of $10.9 million during 2025 for reliability-related generation, transmission, and distribution expenses. See "Performance Evaluation Plan" herein for information regarding approval of the annual PEP filing.
At December 31, 2025, Mississippi Power's retail reliability reserve balance was $59 million, of which $9 million is included in other regulatory liabilities, current and $50 million is included in other regulatory liabilities, deferred on Mississippi Power's balance sheets. At December 31, 2024, Mississippi Power's retail reliability reserve balance was $57 million and is included in other regulatory liabilities, deferred on Mississippi Power's balance sheets.
Excess Accumulated Deferred Income Tax Accounting Order
On January 13, 2026, the Mississippi PSC approved an accounting order authorizing Mississippi Power to accelerate the amortization of approximately $21 million of a regulatory liability associated with certain federal excess accumulated deferred income taxes resulting from the Tax Reform Legislation. The flowback will be determined in a future rate proceeding. The ultimate outcome of this matter cannot be determined at this time.
Municipal and Rural Associations Tariff
Mississippi Power provides wholesale electric service to Cooperative Energy, East Mississippi Electric Power Association, and the City of Collins, all located in southeastern Mississippi, under a long-term, FERC-regulated MRA tariff.
In 2017, Mississippi Power and Cooperative Energy executed, and the FERC accepted, a Shared Service Agreement (SSA), as part of the MRA tariff, under which Mississippi Power and Cooperative Energy share in providing electricity to the Cooperative Energy delivery points under the tariff. In 2022, the FERC accepted an amended SSA between Mississippi Power and Cooperative Energy, effective July 1, 2022, under which Cooperative Energy will continue to decrease its use of Mississippi Power's generation services under the MRA tariff up to 2.5% annually through 2035. At December 31, 2025, Mississippi Power is serving approximately 394 MWs of Cooperative Energy's annual demand. Beginning in 2036, Cooperative Energy will provide 100% of its electricity requirements at the MRA delivery points under the tariff. Neither party has the option to cancel the amended SSA.
In May 2024, the FERC issued an order accepting Mississippi Power's request for an $8 million increase in annual wholesale base revenues under the MRA tariff, effective May 29, 2024, subject to refund. On April 3, 2025, the FERC approved a settlement agreement filed by Mississippi Power and Cooperative Energy in December 2024. The settlement agreement provided for (i) a $1 million increase in annual wholesale base revenues and a refund to customers of approximately $4 million, (ii) a rate escalation of 2.5% on an annual basis in periods subsequent to December 31, 2024 and continuing through the end of the SSA on December 31, 2035, and (iii) a waiver of rights by Mississippi Power and Cooperative Energy to file for any changes in non-fuel rates through the end of the term of the SSA.
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
With the exception of Atlanta Gas Light, the earnings of the natural gas distribution utilities can be affected by customer consumption patterns that are largely a function of price levels for natural gas and general economic conditions that may impact customers' ability to pay for natural gas consumed. Specifically, customer demand substantially increases during the Heating Season when natural gas is used for heating purposes. Southern Company Gas has various mechanisms, such as weather and revenue normalization mechanisms, that limit exposure to weather changes within typical ranges in these utilities' respective service territories.
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
The following table provides regulatory information for Southern Company Gas' natural gas distribution utilities:

	Nicor Gas	Atlanta Gas Light	Virginia Natural Gas	Chattanooga Gas
Authorized ROE at December 31, 2025	9.60%	10.25%	9.85%	9.80%
Weather normalization mechanisms(a)			✓	✓
Decoupled, including straight-fixed-variable rates(b)	✓	✓	✓
Regulatory infrastructure program rate(c)		✓	✓	✓
Bad debt rider(d)	✓		✓	✓
Energy efficiency plan(e)	✓		✓
Annual base rate adjustment mechanism(f)		✓		✓
Year of last base rate case decision	2025	2019	2025	2018
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
Infrastructure Replacement Programs and Capital Projects
In addition to capital expenditures recovered through base rates by each of the natural gas distribution utilities, Virginia Natural Gas has a separate rate rider that provides timely recovery of capital expenditures for specific infrastructure replacement programs, and Atlanta Gas Light has a separate rate rider that provides for the timely recovery of capital expenditures for a specific reinforcement capital program. Total capital expenditures incurred during 2025 for all gas distribution operations were $1.9 billion.
The following table and discussions provide updates on the infrastructure replacement programs and capital projects at the natural gas distribution utilities at December 31, 2025. These programs are risk-based and designed to update and replace cast iron, bare

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

steel, and mid-vintage plastic materials or expand Southern Company Gas' distribution systems to improve reliability and meet operational flexibility and growth.

Utility	Program	Recovery	Capital Expenditures in 2025	Capital Expenditures Since Project Inception	Pipe Installed Since Project Inception	Scope of Program	Program Duration	Last Year of Program
			(in millions)		(miles)	(miles)	(years)
Virginia Natural Gas	SAVE	Rider	$72	$633	620	938	18	2029
Atlanta Gas Light	System Reinforcement Rider	Rider	131	410	43	N/A	6	2027
Chattanooga Gas	Pipeline Replacement Program	Rate Base	13	41	37	73	10	2031
			$216	$1,084	700	1,011
Virginia Natural Gas
The SAVE program, an accelerated infrastructure replacement program, allows Virginia Natural Gas to continue replacing aging pipeline infrastructure. The program included authorized annual investments of $70 million in each of 2023 and 2024, with a total potential variance of up to $5 million allowed for the program, for a maximum total investment over the previous six-year term (2019 through 2024) of $365 million.
In June 2024, the Virginia Commission approved the extension of the existing SAVE program through 2029. The extension of the program includes investments of $70 million in each year from 2025 through 2029, with a potential variance of up to $5 million allowed for the program, for a maximum total investment over the five-year extension (2025 through 2029) of $355 million.
The SAVE program is subject to annual review by the Virginia Commission. In accordance with the base rate case approved by the Virginia Commission in 2025, Virginia Natural Gas is recovering program costs incurred prior to January 1, 2025 through base rates. Program costs incurred subsequent to January 1, 2025 are currently being recovered through a separate rider and are subject to future base rate case proceedings. See "Rate Proceedings – Virginia Natural Gas" herein for additional information.
Atlanta Gas Light
In 2019, the Georgia PSC approved the continuation of GRAM as part of Atlanta Gas Light's 2019 rate case order. Various infrastructure programs previously authorized by the Georgia PSC, including the Integrated Vintage Plastic Replacement Program to replace aging plastic pipe and the Integrated System Reinforcement Program to upgrade Atlanta Gas Light's distribution system and LNG facilities in Georgia, continue under GRAM and the recovery of and return on the infrastructure program investments are included in annual base rate adjustments. The amounts recovered through rates related to allowed, but not incurred, costs were quantified as an unrecognized ratemaking amount that is not reflected on the balance sheets. These allowed costs are primarily the equity return on the capital investment under the infrastructure programs in place prior to GRAM and are expected to be fully recovered through GRAM and base rates by the end of 2027. The Georgia PSC reviewed Atlanta Gas Light's performance annually under GRAM. See "Unrecognized Ratemaking Amounts" herein for additional information.
Atlanta Gas Light and the staff of the Georgia PSC previously agreed to a variation of the Integrated Customer Growth Program to extend pipeline facilities to serve customers in areas without pipeline access and create new economic development opportunities in Georgia. A separate tariff provides recovery of up to $25 million annually for strategic economic development projects approved by the Georgia PSC.
The Georgia PSC also approved a new System Reinforcement Rider for authorized large pressure improvement and system reliability projects. Capital investments for the years 2022 through 2024 related to the System Reinforcement Rider totaled $279 million.
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
In June 2025, the Tennessee Public Utilities Commission approved an extension of Chattanooga Gas' pipeline replacement program from seven to 10 years.

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
In 2023, the Illinois Commission concluded its review of the Qualifying Infrastructure Plant (QIP) capital investments by Nicor Gas for calendar year 2019 under the QIP rider, also referred to as Investing in Illinois program. The Illinois Commission disallowed $32 million of the $415 million of capital investments commissioned in 2019, together with the related return on investment. Nicor Gas recorded a pre-tax charge to income in 2023 of $38 million ($28 million after tax) associated with the disallowance of capital investments placed in service in 2019. The disallowances are reflected on the statements of income as an $8 million reduction to revenues and $30 million in estimated loss on regulatory disallowance. Later in 2023, the Illinois Commission denied a rehearing request filed by Nicor Gas, and Nicor Gas filed a notice of appeal with the Illinois Appellate Court. In November 2024, the Illinois Appellate Court upheld the Illinois Commission's review of the QIP capital investments by Nicor Gas for calendar year 2019 under the QIP rider apart from one immaterial item. In December 2024, Nicor Gas filed a petition for leave to appeal $14 million of the 2019 QIP disallowances with the Illinois Supreme Court, which was denied on March 26, 2025. This matter is now concluded and had no impact on the financial statements for the period ended December 31, 2025.
The following table provides a summary of QIP capital investments during the nine-year program:

Year	Status of QIP Annual Review Proceeding	Capital Investments		Disallowed		Month of Disallowance
		(in millions)
2015 – 2018	Complete	$1,246		$—
2019	Complete	415		32		June 2023
2020	Filed March 2021	402	(a)
2021	Filed March 2022	392	(a)
2022	Filed March 2023	408	(a)	6	(b)	November 2023
2023	Filed March 2024	365	(a)	25	(b)	November 2023
		$3,228		$63
(a)Capital investments are subject to the required QIP annual review proceeding; years 2020 through 2023 are pending with the Illinois Commission.
(b)Disallowed in Nicor Gas' 2023 general base rate case proceeding. See "Rate Proceedings – Nicor Gas" herein for additional information regarding the Illinois Commission's disallowance of certain capital investments.
Any further cost disallowances by the Illinois Commission in the pending cases could be material to the financial statements of Southern Company Gas. The ultimate outcome of these matters cannot be determined at this time.
Natural Gas Cost Recovery
With the exception of Atlanta Gas Light, the natural gas distribution utilities are authorized by the relevant regulatory agencies in the states in which they serve to use natural gas cost recovery mechanisms that adjust rates to reflect changes in the wholesale cost of natural gas and ensure recovery of all costs prudently incurred in purchasing natural gas for customers. The natural gas distribution utilities defer or accrue the difference between the actual cost of natural gas and the amount of commodity revenue earned in a given period. The deferred or accrued amount is either billed or refunded to customers prospectively through adjustments to the commodity rate. Deferred natural gas costs are reflected as regulatory assets and accrued natural gas costs are reflected as regulatory liabilities. Natural gas costs generally do not have a significant effect on Southern Company's or Southern Company Gas' net income but could have a significant effect on cash flows. Since Atlanta Gas Light does not sell natural gas directly to its end-use customers, it does not utilize a traditional natural gas cost recovery mechanism. However, Atlanta Gas Light does maintain natural gas inventory for the Marketers in Georgia and recovers the cost through recovery mechanisms approved by the Georgia PSC. At December 31, 2025 and 2024, the over recovered balance was $158 million and $193 million, respectively, which is included in natural gas cost over recovery on Southern Company's and Southern Company Gas' balance sheets.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

Rate Proceedings
Nicor Gas
In 2023, the Illinois Commission approved a $223 million annual base rate increase for Nicor Gas, which became effective December 1, 2023. The base rate increase was based on an ROE of 9.51% and an equity ratio of 50.00%.
In connection with Nicor Gas' 2023 general base rate case proceeding, the Illinois Commission disallowed $127 million of capital investments that have been completed or were planned to be completed through December 31, 2024. This amount is comprised of $31 million for capital investments placed in service in 2022 and 2023 under the Investing in Illinois program and $96 million for other transmission and distribution capital investments. Nicor Gas recorded a pre-tax charge to income in 2023 of $58 million ($44 million after tax) associated with the disallowances. The disallowances are reflected on the statements of income in estimated loss on regulatory disallowance. See "Infrastructure Replacement Programs and Capital Projects – Nicor Gas" herein for additional information regarding the Illinois Commission's disallowance of certain capital investments. In January 2024, the Illinois Commission denied a request by Nicor Gas for rehearing on the base rate case disallowances associated with capital investment, as well as on other issues determined in the Illinois Commission's 2023 base rate case decision. In February 2024, Nicor Gas filed a notice of appeal with the Illinois Appellate Court related to the Illinois Commission's rate case ruling. On December 1, 2025, the Illinois Appellate Court upheld the Illinois Commission's decision regarding certain capital investment disallowances in Nicor Gas' 2023 general base rate case proceeding. On December 22, 2025, Nicor Gas filed a petition for rehearing with the Illinois Appellate Court specifically addressing $43 million of the base rate case disallowances.
On November 19, 2025, the Illinois Commission approved a $168 million annual base rate increase for Nicor Gas, which became effective December 2, 2025. The base rate increase was based on an ROE of 9.60% and an equity ratio of 50.00%.
Additionally, the Illinois Commission excluded $120 million of capital investments included in the base rate case filing that have been incurred or are expected to be incurred through December 31, 2026. Nicor Gas analyzed the Illinois Commission's order and recorded a pre-tax charge to income in the fourth quarter 2025 of $63 million ($47 million after tax) associated with excluded capital investments that have been incurred. The disallowances are reflected on the statements of income in estimated loss on regulatory disallowance.
On January 6, 2026, the Illinois Commission denied a request by Nicor Gas for rehearing on the base rate case disallowances associated with capital investment, as well as on other issues determined in the Illinois Commission's November 19, 2025 base rate case decision. On January 14, 2026, Nicor Gas filed a petition for review with the Illinois Appellate Court related to the Illinois Commission's rate case ruling. It remains Nicor Gas' position that it has met its evidentiary burden to demonstrate that the amount and the timing of such capital investments are prudent and reasonable and that such capital investments should be included in base rates.
On January 9, 2026, Nicor Gas filed a general base rate case with the Illinois Commission requesting a $221 million increase in annual base rate revenues. The requested increase is based on a projected test year for the 12-month period ending December 31, 2027, an ROE of 10.35%, and an equity ratio of 54.6%. The Illinois Commission is expected to rule on the requested increase within the 11-month statutory time limit, after which rate adjustments will be effective.
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
In 2021, Atlanta Gas Light filed its i-CDP with the Georgia PSC, which included a series of ongoing and proposed pipeline safety, reliability, and growth programs for the next 10 years (2022 through 2031), as well as the required capital investments and related costs to implement the programs. The i-CDP reflected capital investments totaling approximately $0.5 billion to $0.6 billion annually.
Also in 2021, the Georgia PSC approved a stipulation between Atlanta Gas Light and the staff of the Georgia PSC, under which, for the years 2022 through 2024, Atlanta Gas Light would incrementally reduce its combined GRAM and System Reinforcement Rider request by 10% through Atlanta Gas Light's GRAM mechanism, which resulted in a reduction of $7 million for 2023 and $9 million for 2024. The stipulation also provided for $1.7 billion of total capital investment for the years 2022 through 2024.
In December 2023, the Georgia PSC approved Atlanta Gas Light's annual GRAM filing, which resulted in an annual base rate increase of $53 million effective January 1, 2024. In December 2024, the Georgia PSC approved Atlanta Gas Light's annual

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

GRAM filing, which included annual base rate increases of $72 million, $73 million, and $74 million effective January 1, 2025, 2026, and 2027, respectively.
In July 2024, the Georgia PSC approved a stipulation related to Atlanta Gas Light's 2024 i-CDP, which included a series of ongoing and proposed pipeline safety, reliability, and growth programs for the next 10 years (2025 through 2034), as well as the required capital investments and related cost to implement the programs. The i-CDP allows capital investments totaling approximately $0.6 billion annually for the years 2025 through 2027 with related revenue requirement recovery through either the annual GRAM filing or the System Reinforcement Rider surcharge adjustment. Additionally, the Georgia PSC approved a surcharge recovery mechanism for capital projects related to municipal, county, and Georgia Department of Transportation infrastructure work. Rate changes associated with the new surcharge will be based on requests filed annually on September 1. If approved, new rates will become effective January 1 of the following year.
Virginia Natural Gas
In 2023, the Virginia Commission approved a stipulation related to Virginia Natural Gas' 2022 general base rate case filing, which allowed for a $48 million increase in annual base rate revenues based on an ROE of 9.70% and an equity ratio of 49.06%. Interim rates became effective as of January 1, 2023, subject to refund, based on Virginia Natural Gas' original requested increase of approximately $69 million. Refunds to customers related to the difference between the approved rates implemented September 1, 2023 and the interim rates were completed during the fourth quarter 2023.
On December 17, 2025, the Virginia Commission approved a stipulation related to Virginia Natural Gas' August 2024 general base rate case filing. The approved stipulation provides for a $40 million increase in annual base rate revenues, including the recovery of investments under the SAVE program, an ROE of 9.85%, and an equity ratio of 49.35%. Interim rates became effective January 1, 2025, subject to refund, based on Virginia Natural Gas' original requested increase of approximately $63 million. Refunds to customers related to the difference between the approved rates implemented December 31, 2025 and the interim rates will be administered during the first quarter 2026.
Unrecognized Ratemaking Amounts
The following table illustrates Southern Company Gas' authorized ratemaking amounts that are not recognized on its balance sheets. These amounts are primarily comprised of an allowed equity rate of return on assets associated with certain regulatory infrastructure programs. These amounts will be recognized as revenues in Southern Company Gas' financial statements in the periods they are billable to customers, the majority of which will be recovered by 2027.

	December 31, 2025	December 31, 2024
	(in millions)
Atlanta Gas Light	$4	$11
Virginia Natural Gas	9	10
Chattanooga Gas	7	7
Total	$20	$28
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
Southern Company
On July 11, 2025, a purported class action complaint was filed in the U.S. District Court for the District of Maryland against two nuclear consulting companies and all U.S. commercial nuclear power operators, or affiliated entities, including Southern Company. The purported class of plaintiffs includes all persons employed in nuclear power generation by the defendants, including nuclear operators, nuclear engineers, and nuclear technicians, from May 1, 2003 to the present. The complaint alleges that, since at least May 2003, the nuclear power industry conspired to fix and suppress employee compensation for nuclear power generation employees in violation of federal antitrust law. Although not named as defendants, other entities are accused of having

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

participated in the plaintiffs' alleged conspiracy. The plaintiffs seek to recover, among other relief, unspecified monetary damages, including treble damages and attorneys' fees, and injunctive relief. On October 15, 2025, Southern Company moved to dismiss the complaint. On November 6, 2025, the plaintiffs filed an amended complaint naming Southern Nuclear, among others, as a defendant. On December 19, 2025, Southern Company and Southern Nuclear filed a motion to dismiss the amended complaint. An adverse outcome could have a material impact on Southern Company's financial statements.
Southern Company and Mississippi Power
In 2010, the DOE, through a cooperative agreement with SCS, agreed to fund $270 million of the Kemper County energy facility through the grants awarded to the project by the DOE under the Clean Coal Power Initiative Round 2. In 2016, additional DOE grants in the amount of $137 million were awarded to the Kemper County energy facility. In 2018, Mississippi Power filed with the DOE its request for property closeout certification under the contract related to the $387 million of total grants received. In 2020, Mississippi Power and Southern Company executed an agreement with the DOE completing Mississippi Power's request, which enabled Mississippi Power to proceed with full dismantlement of the abandoned gasifier-related assets and site restoration activities. In connection with the DOE closeout discussions, in 2019, the Civil Division of the Department of Justice informed Southern Company and Mississippi Power of a civil investigation related to the DOE grants. In 2023, the U.S. District Court for the Northern District of Georgia unsealed a civil action in which defendants Southern Company, SCS, and Mississippi Power were alleged to have violated certain provisions of the False Claims Act by fraudulently inducing the DOE to disburse funds pursuant to the grants. The federal government declined to intervene in the action. Later in 2023, the plaintiff, a former SCS employee, filed an amended complaint, again alleging certain violations of the False Claims Act. The plaintiff sought to recover all damages incurred personally and on behalf of the federal government caused by the defendants' alleged violations, as well as treble damages and attorneys' fees, among other relief. In February 2024, the defendants moved to dismiss the amended complaint. In August 2024, the court granted the defendants' motion in part and denied it in part, dismissing the plaintiff's False Claims Act count along with its accompanying treble damages and attorneys' fees but allowing the employment retaliation claim to proceed. In October 2024, the plaintiff requested interlocutory appeal of the court's decision, which was denied on February 25, 2025, and the defendants asserted counterclaims for conversion and misappropriation of trade secrets. In November 2024, the defendants filed a motion for judgment on the pleadings on the plaintiff's employment retaliation claim. In December 2024, the plaintiff filed a motion to dismiss the defendants' counterclaims. On July 15, 2025, the court denied the plaintiff's motion to dismiss the defendants' counterclaims and the defendants' motion for judgment on the pleadings. On August 6, 2025, the plaintiff asserted a counterclaim against the defendants. On September 8, 2025, the defendants renewed their motion for judgment on the pleadings. On November 12, 2025, the parties reached an agreement in principle to resolve the lawsuit. On January 20, 2026, the court entered an order dismissing the lawsuit. The resolution does not have a material impact on Southern Company's or Mississippi Power's financial statements.
Alabama Power
In 2022, Mobile Baykeeper filed a citizen suit in the U.S. District Court for the Southern District of Alabama alleging that Alabama Power's plan to close the Plant Barry surface impoundment utilizing a closure-in-place methodology violates the Resource Conservation and Recovery Act (RCRA) and regulations governing CCR. Among other relief requested, Mobile Baykeeper sought a declaratory judgment that the RCRA and regulations governing CCR were being violated, preliminary and injunctive relief to prevent implementation of Alabama Power's closure plan, and the development of a closure plan that satisfies regulations governing CCR requirements. Later in 2022, Alabama Power filed a motion to dismiss the case. In January 2024, the lawsuit was dismissed without prejudice by the U.S. District Court judge. In February 2024, the plaintiff filed a motion to reconsider, which was denied by the U.S. District Court judge in July 2024. In August 2024, the plaintiff filed a notice of appeal in the U.S. Court of Appeals for the Eleventh Circuit challenging the denial of the motion to reconsider the order of dismissal.
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
On July 29, 2025, Coosa Riverkeeper filed a citizen suit in the U.S. District Court for the Northern District of Alabama alleging that Alabama Power's closure of the Plant Gadsden surface impoundment utilizing a closure-in-place methodology violates the RCRA and regulations governing CCR. Among other relief requested, Coosa Riverkeeper seeks declaratory judgment that Alabama Power is in violation of RCRA and regulations governing CCR, and preliminary and injunctive relief to require

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

Alabama Power to close the CCR unit and operate a groundwater monitoring system in a different manner to satisfy RCRA and the regulations governing CCR requirements. On September 29, 2025, Alabama Power filed a motion to dismiss the citizen suit.
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
Georgia Power has been designated or identified as a potentially responsible party at sites governed by the Georgia Hazardous Site Response Act and/or by the federal Comprehensive Environmental Response, Compensation, and Liability Act, and assessment and potential cleanup of such sites is expected. For all periods presented, Georgia Power recovered approximately $5 million through the ECCR tariff for environmental remediation.
Southern Company Gas is subject to environmental remediation liabilities associated with former manufactured gas plant sites. Southern Company Gas' accrued environmental remediation liability at December 31, 2025 and 2024 was based on the estimated cost of environmental investigation and remediation associated with these sites.
At December 31, 2025 and 2024, the environmental remediation liability and the balance of under recovered environmental remediation costs were reflected in the balance sheets of Southern Company, Georgia Power, and Southern Company Gas as shown in the table below. Alabama Power and Mississippi Power did not have environmental remediation liabilities at December 31, 2025 or 2024.

	Southern Company	Georgia Power	Southern Company Gas
	(in millions)
At December 31, 2025:
Environmental remediation liability:
Other current liabilities	$34	$14	$20
Accrued environmental remediation	207	—	207
Under recovered environmental remediation costs:
Other regulatory assets, current	$28	$5	$23
Other regulatory assets, deferred	214	8	206

At December 31, 2024:
Environmental remediation liability:
Other current liabilities	$37	$13	$24
Accrued environmental remediation	198	—	198
Under recovered environmental remediation costs:
Other regulatory assets, current	$37	$5	$32
Other regulatory assets, deferred	212	11	201
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
In June 2024 and August 2024, the Court of Federal Claims entered final judgments on damages in the third and fourth round of lawsuits against the U.S. government, respectively, awarding Alabama Power a total of approximately $100 million and Georgia Power a total of approximately $121 million (based on its ownership interests), which represent claims for the period from January 1, 2011 through December 31, 2019.
In December 2024, the Alabama PSC directed Alabama Power to return the award, which was reflected as a regulatory liability at December 31, 2024, to customers through bill credits during the months of January, February, and March 2025. During the third quarter 2024, Georgia Power credited the award to accounts where the original costs were charged, which reduced rate base, fuel, and cost of service for the benefit of customers, as previously authorized by the Georgia PSC. As a result of this regulatory treatment, there was no material impact on Southern Company's, Alabama Power's, or Georgia Power's net income.
On September 5, 2025, Alabama Power and Georgia Power filed their fifth round of lawsuits against the U.S. government in the Court of Federal Claims, seeking damages for the costs of continuing to store spent nuclear fuel at Plants Farley, Hatch, and Vogtle Units 1 and 2 for the period from January 1, 2020 through December 31, 2024. Damages will continue to accumulate until the issue is resolved, the U.S. government disposes of Alabama Power's and Georgia Power's spent nuclear fuel pursuant to its contractual obligations, or alternative storage is otherwise provided. No amounts have been recognized in the financial statements as of December 31, 2025 for any potential recoveries from the pending lawsuits.
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

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

Under each of the NEIL policies, members are subject to assessments each year if losses exceed the accumulated funds available to the insurer. The maximum annual assessments for Alabama Power and Georgia Power as of December 31, 2025 under the NEIL policies would be $61 million and $84 million, respectively.
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
Other Matters
Mississippi Power
Kemper County Energy Facility
In 2023, 2024, and 2025, Mississippi Power recorded charges to income associated with abandonment and related closure costs and ongoing period costs, net of salvage proceeds, for the mine and gasifier-related assets at the Kemper County energy facility. These charges, including related tax impacts, totaled $17 million pre-tax ($12 million after tax) in 2023, $12 million pre-tax ($9 million after tax) in 2024, and $13 million pre-tax ($10 million after tax) in 2025. The pre-tax charges are included in other operations and maintenance expenses on the statements of income. Dismantlement of the abandoned gasifier-related assets was completed at the end of 2025. Site restoration activities for the mine are substantially complete, and any additional costs are expected to be immaterial. See "General Litigation Matters – Southern Company and Mississippi Power" herein for information regarding litigation associated with the Kemper County energy facility.
Department of Revenue Audit
On March 31, 2025, the Mississippi Department of Revenue (Mississippi DOR) completed an audit of sales and use taxes paid by Mississippi Power from October 2019 to July 2024 and entered a final assessment, indicating a total amount due of $29 million, including associated penalties and interest. Mississippi Power did not agree with the audit findings and filed an administrative appeal with the Mississippi DOR on May 29, 2025. On November 4, 2025, Mississippi Power and the Mississippi DOR reached a settlement agreement on an assessment of approximately $13 million including associated penalties and interest, $11 million of which was previously paid by Mississippi Power. On November 5, 2025, Mississippi Power made a final $2 million payment. This matter is now concluded.
Pursuant to an accounting order approved by the Mississippi PSC on January 13, 2026, Mississippi Power deferred $9 million of the agreed-upon assessment related to taxes and associated interest to a regulatory asset for disposition in a future rate proceeding.
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
Georgia Power has commitments, in the form of capacity purchases, regarding a portion of a 5% interest in the original cost of Plant Vogtle Units 1 and 2 owned by MEAG Power that are in effect until the later of the retirement of the plant or the latest stated maturity date of MEAG Power's bonds issued to finance such ownership interest. The payments for capacity are required whether or not any capacity is available. Portions of the capacity payments made to MEAG Power for its Plant Vogtle Units 1 and 2 investment relate to costs in excess of Georgia Power's allowed investment for ratemaking purposes. The present value of these portions at the time of the disallowance was written off. Generally, the cost of such capacity is included in purchased power in Southern Company's consolidated statements of income and in purchased power, non-affiliates in Georgia Power's statements of

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

income. Georgia Power's capacity payments related to this commitment totaled $3 million, $4 million, and $3 million in 2025, 2024, and 2023, respectively. At December 31, 2025, Georgia Power's estimated long-term obligations related to this commitment totaled $34 million, consisting of $2 million annually for 2026 through 2030 and $24 million thereafter.
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
Alabama Power has guaranteed a $100 million principal amount long-term bank loan SEGCO entered into in 2018 and subsequently extended and amended. Georgia Power has agreed to reimburse Alabama Power for the portion of such obligation corresponding to Georgia Power's proportionate ownership of SEGCO's stock if Alabama Power is called upon to make such payment under its guarantee. At December 31, 2025, the capitalization of SEGCO consisted of $49 million of equity and $70 million of long-term debt that matures in November 2026, on which the annual interest requirement is derived from a variable rate index. SEGCO had no short-term debt outstanding at December 31, 2025. See Note 7 under "SEGCO" for additional information.
As discussed in Note 9, Alabama Power and Georgia Power have entered into certain residual value guarantees related to railcar leases, with Georgia Power's railcar leases being terminated as of June 2024.
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
	(in millions)
2025
Operating revenues
Retail electric revenues
Residential	$8,601	$3,209	$5,064	$328	$—	$—
Commercial	6,995	2,071	4,582	342	—	—
Industrial	4,045	1,704	1,984	357	—	—
Other	123	10	104	9	—	—
Total retail electric revenues	19,764	6,994	11,734	1,036	—	—
Natural gas distribution revenues
Residential	2,164	—	—	—	—	2,164
Commercial	527	—	—	—	—	527
Transportation	1,424	—	—	—	—	1,424
Industrial	44	—	—	—	—	44
Other	295	—	—	—	—	295
Total natural gas distribution revenues	4,454	—	—	—	—	4,454
Wholesale electric revenues
PPA energy revenues	1,430	248	245	13	966	—
PPA capacity revenues	637	134	146	69	356	—
Non-PPA revenues	299	194	64	484	220	—
Total wholesale electric revenues	2,366	576	455	566	1,542	—
Other natural gas revenues
Gas marketing services	569	—	—	—	—	569
Other	12	—	—	—	—	12
Total other natural gas revenues	581	—	—	—	—	581
Other revenues	1,777	265	805	55	18	—
Total revenue from contracts with customers	28,942	7,835	12,994	1,657	1,560	5,035
Other revenue sources(*)	611	400	(363)	38	638	9
Total operating revenues	$29,553	$8,235	$12,631	$1,695	$2,198	$5,044

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
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

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

Contract Balances
The following table reflects the closing balances of receivables, contract assets, and contract liabilities related to revenues from contracts with customers at December 31, 2025 and 2024:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Accounts Receivable
At December 31, 2025	$3,139	$716	$1,278	$115	$132	$864
At December 31, 2024	3,048	783	1,244	113	106	660
Contract Assets
At December 31, 2025	$294	$3	$160	$—	$—	$67
At December 31, 2024	323	3	184	—	—	72
Contract Liabilities
At December 31, 2025	$213	$6	$75	$—	$2	$—
At December 31, 2024	140	11	34	—	2	3
Contract assets for Georgia Power primarily relate to retail customer fixed bill programs, where the payment is contingent upon Georgia Power's continued performance and the customer's continued participation in the program over a one-year contract term, and unregulated service agreements, where payment is contingent on project completion. Contract liabilities for Georgia Power primarily relate to cash collections recognized in advance of revenue for unregulated service agreements. Southern Company Gas' contract assets relate to work performed on an energy efficiency enhancement and upgrade contract with the U.S. General Services Administration. Southern Company Gas received cash advances totaling $68 million from a third-party financial institution to fund work performed. These advances have been accounted for as long-term debt on the balance sheets. See Note 1 under "Affiliate Transactions" for additional information regarding the construction contract. At December 31, 2025 and 2024, Southern Company's unregulated distributed generation business had contract assets of $63 million and $67 million, respectively, and contract liabilities of $132 million and $95 million, respectively, for outstanding performance obligations, all of which are expected to be satisfied within one year.
Revenues recognized in 2025 and 2024, which were included in contract liabilities at December 31, 2024 and 2023, respectively, were $102 million and $98 million, respectively, for Southern Company, $24 million and immaterial, respectively, for Georgia Power, and immaterial for the other Registrants. Contract liabilities are primarily classified as current on the balance sheets as the corresponding revenues are generally expected to be recognized within one year.
Remaining Performance Obligations
Southern Company's subsidiaries may enter into long-term contracts with customers in which revenues are recognized as performance obligations are satisfied over the contract term. For the traditional electric operating companies and Southern Power, these contracts primarily relate to PPAs whereby electricity and generation capacity are provided to a customer. The revenue recognized for the delivery of electricity is variable; however, certain PPAs include a fixed payment for fixed generation capacity over the term of the contract. Southern Company's unregulated distributed generation business also has partially satisfied performance obligations related to certain fixed price contracts. Revenues from contracts with customers related to these performance obligations remaining at December 31, 2025 are expected to be recognized as follows:

	2026	2027	2028	2029	2030	Thereafter
	(in millions)
Southern Company	$1,060	$583	$408	$385	$389	$2,685
Alabama Power	48	5	4	1	1	6
Georgia Power	65	45	35	21	21	76
Mississippi Power(*)	66	69	73	12	—	—
Southern Power(*)	350	348	358	368	367	2,603
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
The Registrants' property, plant, and equipment in service consisted of the following at December 31, 2025 and 2024:

At December 31, 2025:	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Electric utilities:
Generation	$63,533	$17,912	$27,192	$2,969	$14,986	$—
Transmission	17,814	7,057	9,651	1,064	—	—
Distribution	31,718	11,058	19,083	1,577	—	—
General/other	6,854	2,888	3,532	362	48	—
Electric utilities' plant in service	119,919	38,915	59,458	5,972	15,034	—
Southern Company Gas:
Natural gas transportation and distribution	20,177	—	—	—	—	20,177
Storage facilities	1,954	—	—	—	—	1,954
Other	1,967	—	—	—	—	1,967
Southern Company Gas plant in service	24,098	—	—	—	—	24,098
Other plant in service	2,097	—	—	—	—	—
Total plant in service	$146,114	$38,915	$59,458	$5,972	$15,034	$24,098

At December 31, 2024:	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Electric utilities:
Generation	$61,292	$16,801	$26,089	$2,946	$14,920	$—
Transmission	16,280	6,449	8,800	989	—	—
Distribution	28,678	10,373	16,887	1,418	—	—
General/other	6,547	2,878	3,260	344	41	—
Electric utilities' plant in service	112,797	36,501	55,036	5,697	14,961	—
Southern Company Gas:
Natural gas transportation and distribution	18,896	—	—	—	—	18,896
Storage facilities	1,748	—	—	—	—	1,748
Other	1,694	—	—	—	—	1,694
Southern Company Gas plant in service	22,338	—	—	—	—	22,338
Other plant in service	2,008	—	—	—	—	—
Total plant in service	$137,143	$36,501	$55,036	$5,697	$14,961	$22,338
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
The Registrants have deferred certain implementation costs related to cloud hosting arrangements. At December 31, 2025 and 2024, deferred cloud implementation costs, net of amortization, which are included in other current assets and other deferred charges and assets on the Registrants' balance sheets, were as follows:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Deferred cloud implementation costs, net:
At December 31, 2025	$231	$73	$87	$10	$9	$21
At December 31, 2024	321	92	111	13	12	35
Once a hosted software is placed into service, the related deferred costs are amortized on a straight-line basis over the remaining expected hosting arrangement term, including any renewal options that are reasonably certain of exercise. The amortization is reflected with the associated cloud hosting fees, which are generally reflected in other operations and maintenance expenses on the Registrants' statements of income. Amortization of deferred cloud implementation costs recognized in 2025, 2024, and 2023 was immaterial for Mississippi Power, Southern Power, and Southern Company Gas and was as follows for the other Registrants:

	Southern Company	Alabama Power	Georgia Power
	(in millions)
2025	$53	$17	$20
2024	56	17	22
2023	46	11	19
See Note 2 under "Regulatory Assets and Liabilities" for information on deferrals of certain other operations and maintenance costs associated with software and cloud computing projects by the traditional electric operating companies and natural gas distribution utilities, as authorized by their respective state PSCs or applicable state regulatory agencies.
Depreciation and Amortization
The traditional electric operating companies' and Southern Company Gas' depreciation of the original cost of utility plant in service is provided primarily by using composite straight-line rates. The approximate rates for 2025, 2024, and 2023 were as follows:

	2025	2024	2023
Alabama Power	4.0%	4.2%	4.1%
Georgia Power	3.4%	3.4%	3.8%
Mississippi Power	3.6%	3.3%	3.4%
Southern Company Gas	3.0%	2.9%	2.7%
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

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

At December 31, 2025 and 2024, accumulated depreciation for Southern Company and Southern Company Gas consisted of utility plant in service totaling $42.3 billion and $38.9 billion, respectively, for Southern Company and $6.0 billion and $5.6 billion, respectively, for Southern Company Gas, as well as other plant in service totaling $1.2 billion and $1.2 billion, respectively, for Southern Company and $265 million and $252 million, respectively, for Southern Company Gas. Other plant in service includes the non-utility assets of Southern Company Gas, as well as, for Southern Company, certain other non-utility subsidiaries. Depreciation of the original cost of other plant in service is provided primarily on a straight-line basis over estimated useful lives. Useful lives for Southern Company Gas's non-utility assets range from five to 10 years for transportation equipment, five to 40 years for storage facilities, and up to 78 years for other assets. Useful lives for the assets of Southern Company's other non-utility subsidiaries range up to 40 years.
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
When Southern Power's depreciable property, plant, and equipment is retired, or otherwise disposed of in the normal course of business, the applicable cost and accumulated depreciation is removed and a gain or loss is recognized in the consolidated statements of income. Southern Power reviews its estimated useful lives and salvage values on an ongoing basis. The results of these reviews could result in changes which could have a material impact on Southern Power's net income. In 2025 and 2024, Southern Power recorded accelerated depreciation related to equipment being replaced associated with wind repowering projects of $307 million and $9 million, respectively. See Note 15 under "Southern Power – Wind Repowering Projects" for additional information.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

Joint Ownership Agreements
At December 31, 2025, the Registrants' percentage ownership and investment (exclusive of nuclear fuel) in jointly-owned facilities in commercial operation were as follows:

Facility (Type)	Percent Ownership		Plant in Service	Accumulated Depreciation	CWIP
			(in millions)
Alabama Power
Plant Greene County (natural gas) Units 1 and 2	60.0%	(a)	$190	$163	$2
Plant Miller (coal) Units 1 and 2	91.8	(b)	2,181	901	19

Georgia Power
Plant Hatch (nuclear) Units 1 and 2	50.1%	(c)	$1,477	$593	$137
Plant Vogtle (nuclear) Units 1 and 2	45.7	(c)	3,598	2,326	240
Plant Vogtle (nuclear) Units 3 and 4	45.7	(c)	7,979	250	86
Plant Scherer (coal) Units 1 and 2	8.4	(c)	286	152	11
Plant Scherer (coal) Unit 3	75.0	(c)	1,323	793	56
Rocky Mountain (pumped storage)	25.4	(d)	186	166	18

Mississippi Power
Plant Greene County (natural gas) Units 1 and 2	40.0%	(a)	$119	$94	$1

Southern Company Gas
Dalton Pipeline (natural gas pipeline)	50.0%	(e)	$273	$36	$1
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
(e)Jointly owned with The Williams Companies, Inc., the Dalton Pipeline is a 115-mile natural gas pipeline that serves as an extension of the Transcontinental Gas Pipe Line Company, LLC pipeline system into northwest Georgia. Southern Company Gas leases its 50% undivided ownership for approximately $26 million annually through 2042. The lessee is responsible for maintaining the pipeline during the lease term and for providing service to transportation customers under its FERC-regulated tariff.
The Registrants' proportionate share of their jointly-owned facility operating expenses is included in the corresponding operating expenses in the statements of income and each Registrant is responsible for providing its own financing.
Assets Subject to Lien
Mississippi Power provides retail service to its largest retail customer, Chevron Products Company (Chevron), at its refinery in Pascagoula, Mississippi through at least 2038 in accordance with agreements approved by the Mississippi PSC. The agreements grant Chevron a security interest in the co-generation assets located at the refinery and owned by Mississippi Power, with a lease receivable balance of $130 million at December 31, 2025, that is exercisable upon the occurrence of (i) certain bankruptcy events or (ii) other events of default coupled with specific reductions in steam output at the facility and a downgrade of Mississippi Power's credit rating to below investment grade by two of the three rating agencies. See Note 9 under "Lessor" for additional information.
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
The ARO liabilities for the traditional electric operating companies primarily relate to facilities that are subject to state and federal CCR rules, principally surface impoundments. In addition, Alabama Power and Georgia Power have retirement obligations related to the decommissioning of nuclear facilities (Alabama Power's Plant Farley and Georgia Power's ownership interests in Plants Hatch and Vogtle). See "Nuclear Decommissioning" herein for additional information. Other significant AROs include various landfill sites and asbestos removal for Alabama Power, Georgia Power, and Mississippi Power and gypsum cells and mine reclamation for Mississippi Power. The ARO liability for Southern Power primarily relates to its solar and wind facilities, which are located on long-term land leases requiring the restoration of land at the end of the lease.
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
Details of the AROs included in the balance sheets are as follows:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power(*)
	(in millions)
Balance at December 31, 2023	$10,317	$4,158	$5,665	$168	$150
Liabilities incurred	130	8	120	—	2
Liabilities settled	(566)	(254)	(270)	(17)	—
Accretion expense	400	153	232	5	7
Cash flow revisions	(347)	(7)	(332)	(8)	—
Balance at December 31, 2024	$9,934	$4,058	$5,415	$148	$159
Liabilities incurred	6	—	6	—	—
Liabilities settled	(634)	(269)	(321)	(19)	—
Accretion expense	393	154	223	6	7
Cash flow revisions	(98)	(264)	204	(11)	—
Balance at December 31, 2025	$9,601	$3,679	$5,527	$124	$166
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
In November 2025, Georgia Power recorded a net increase of approximately $200 million to its AROs related to the CCR Rule and related state rule resulting from higher inflation rates, changes in estimates, and timing of closure activities.
The cost estimates for AROs related to the disposal of CCR are based on information at December 31, 2025 using various assumptions related to closure and post-closure costs, timing of future cash outlays, inflation and discount rates, and the potential methods for complying with the CCR Rule and the related state rules. The traditional electric operating companies have periodically updated, and expect to continue periodically updating, their related cost estimates and ARO liabilities for each CCR unit as additional information related to these assumptions becomes available. Some of these updates have been, and future updates may be, material. The cost estimates for Alabama Power are based on closure-in-place for all surface impoundments. The cost estimates for Georgia Power and Mississippi Power are based on a combination of closure-in-place for some surface impoundments and closure by removal for others. Additionally, the closure designs and plans in the States of Alabama and Georgia are subject to approval by environmental regulatory agencies. Absent continued recovery of ARO costs through regulated rates, results of operations, cash flows, and financial condition for Southern Company and the traditional electric operating companies could be materially impacted. The ultimate outcome of these matters cannot be determined at this time. See Note 3 under "General Litigation Matters – Alabama Power" for additional information.
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

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

Investment securities in the Funds at December 31, 2025 and 2024 were as follows:

	Southern Company	Alabama Power	Georgia Power
	(in millions)
At December 31, 2025:
Equity securities	$1,609	$963	$646
Debt securities	1,082	363	719
Other securities	254	214	40
Total investment securities in the Funds	$2,945	$1,540	$1,405

At December 31, 2024:
Equity securities	$1,413	$848	$565
Debt securities	976	335	641
Other securities	232	202	30
Total investment securities in the Funds	$2,621	$1,385	$1,236
These amounts exclude receivables related to investment income and pending investment sales and payables related to pending investment purchases.
The fair value increases (decreases) of the Funds, including unrealized gains (losses) and reinvested interest and dividends and excluding the Funds' expenses, for 2025, 2024, and 2023 are shown in the table below.

	Southern Company	Alabama Power	Georgia Power
	(in millions)
Fair value increases
2025	$348	$191	$157
2024	229	143	86
2023	281	157	124

Unrealized gains
At December 31, 2025	$216	$111	$105
At December 31, 2024	113	64	49
At December 31, 2023	241	119	122
The investment securities held in the Funds continue to be managed with a long-term focus. Accordingly, all purchases and sales within the Funds are presented separately in the statements of cash flows as investing cash flows, consistent with the nature of the securities and purpose for which the securities were acquired.
For Alabama Power, approximately $11 million and $12 million at December 31, 2025 and 2024, respectively, previously recorded in internal reserves is being transferred into the Funds through 2040 as approved by the Alabama PSC.
The NRC's minimum external funding requirements are based on a generic estimate of the cost to decommission only the radioactive portions of a nuclear unit based on the size and type of reactor. Alabama Power and Georgia Power have filed plans with the NRC designed to ensure that, over time, the deposits and earnings of the Funds will provide the minimum funding amounts prescribed by the NRC.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

At December 31, 2025 and 2024, the accumulated provisions for the external decommissioning trust funds were as follows:

	2025	2024
	(in millions)
Alabama Power
Plant Farley	$1,540	$1,385

Georgia Power
Plant Hatch	$825	$735
Plant Vogtle Units 1 and 2	519	460
Plant Vogtle Units 3 and 4	61	41
Total	$1,405	$1,236
Site study cost is the estimate to decommission a specific facility as of the site study year. The decommissioning cost estimates are based on removal of the plant from service and prompt dismantlement. The actual decommissioning costs may vary from these estimates because of changes in the assumed date of decommissioning, changes in NRC requirements, or changes in the assumptions used in making these estimates. The estimated costs of decommissioning at December 31, 2025 based on the most current studies were as follows:

	Alabama Power	Georgia Power(*)
	Plant Farley	Plant Hatch	Plant Vogtle Units 1 and 2	Plant Vogtle Unit 3 and 4
Most current study year	2023	2024	2024	2024
Decommissioning periods:
Beginning year	2037	2034	2047	2062
Completion year	2087	2088	2092	2074

	(in millions)
Site study costs:
Radiated structures	$1,402	$795	$674	$599
Spent fuel management	513	306	255	88
Non-radiated structures	133	77	107	89
Total site study costs	$2,048	$1,178	$1,036	$776
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
Effective January 1, 2023, as approved in the 2022 ARP, there is no annual decommissioning cost for ratemaking for Plant Hatch and Plant Vogtle Units 1 and 2. Any funding amount required by the NRC during the period covered by the 2022 ARP, including the ARP Extension Period, will be deferred to a regulatory asset and recovery is expected to be determined in Georgia Power's next base rate case. See Note 2 under "Georgia Power – Rate Plans – 2022 ARP" for additional information. Effective August 1, 2023, as approved under the Plant Vogtle Unit 3 and Common Facilities rate proceeding, Georgia Power's annual decommissioning cost for ratemaking is $8 million for Plant Vogtle Unit 3. Effective May 1, 2024, as approved under the

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

Prudency Stipulation, Georgia Power's annual decommissioning cost for ratemaking is $8 million for Plant Vogtle Unit 4. See Note 2 under "Georgia Power – Nuclear Construction – Regulatory Matters" for additional information.
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
Southern Company
At December 31, 2025 and 2024, Southern Holdings had equity method investments totaling $124 million and $128 million, respectively, primarily related to investments in venture capital funds focused on energy and utility investments. The net loss from these investments totaled $18 million for the year ended December 31, 2025. Earnings/losses from these investments were immaterial for the years ended December 31, 2024 and 2023.
SEGCO
Alabama Power and Georgia Power own equally all of the outstanding capital stock of SEGCO, which owns electric generating units at Plant Gaston with a total rated capacity of 1,020 MWs, as well as associated transmission facilities. Retirement of SEGCO's generating units was previously expected to occur by December 31, 2028. However, upon further analysis, Alabama Power, in conjunction with Georgia Power, now expects to operate Plant Gaston Units 1 through 4 through December 31, 2034. See Note 2 under "Georgia Power – Integrated Resource Plans – 2025 IRP" for additional information. Alabama Power and Georgia Power account for SEGCO using the equity method; Southern Company consolidates SEGCO. The capacity of these units is sold equally to Alabama Power and Georgia Power. Alabama Power and Georgia Power make payments sufficient to provide for the operating expenses, taxes, interest expense, and an ROE. The share of purchased power included in purchased power, affiliates in the statements of income totaled $130 million in 2025, $115 million in 2024, and $112 million in 2023 for Alabama Power and $133 million in 2025, $118 million in 2024, and $115 million in 2023 for Georgia Power.
SEGCO paid dividends of $24 million in 2025, $20 million in 2024, and $25 million in 2023, one half of which were paid to each of Alabama Power and Georgia Power. In addition, Alabama Power and Georgia Power each recognize 50% of SEGCO's net income.
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
At December 31, 2025 and 2024, SP Solar had total assets of $5.2 billion and $5.4 billion, respectively, total liabilities of $360 million and $372 million, respectively, and noncontrolling interests of $0.9 billion and $1.0 billion, respectively. Cash distributions from SP Solar are allocated 67% to Southern Power and 33% to the limited partner in accordance with their partnership interest percentage. Under the terms of the limited partnership agreement, distributions without limited partner consent are limited to available cash and SP Solar is obligated to distribute all such available cash to its partners each quarter. Available cash includes all cash generated in the quarter subject to the maintenance of appropriate operating reserves.
Southern Power consolidates SP Solar, as the primary beneficiary, since it controls the most significant activities of the entity, including operating and maintaining its assets. Certain transfers and sales of the assets in the VIE are subject to partner consent and the liabilities are non-recourse to the general credit of Southern Power. Liabilities consist of customary working capital items and do not include any long-term debt.
SP Wind
SP Wind was owned by Southern Power and three financial investors through December 31, 2025. A wholly-owned subsidiary of Southern Power owned 100% of the Class B membership interests and the three financial investors owned 100% of the Class A membership interests. In July 2025, Southern Power notified the Class A members of its intent to exercise the option to purchase all Class A membership interests in the SP Wind tax equity partnership under the terms of the limited liability agreement. On December 31, 2025, Southern Power purchased 100% of the noncontrolling Class A membership interests for approximately $282 million. Subsequent to the transaction, Southern Power became the sole owner of SP Wind and its portfolio of eight operating wind facilities, and the partnership was dissolved. See Note 15 under "Southern Power – Purchase of Renewable Facility Interests" for additional information.
Prior to this transaction, SP Wind qualified as a VIE since the structure of the arrangement was similar to a limited partnership and the Class A members did not have substantive kick-out rights against Southern Power. At December 31, 2024, SP Wind had total assets of $2.0 billion, total liabilities of $177 million, and noncontrolling interests of $35 million.
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
At December 31, 2025 and 2024, the other VIEs had total assets of $1.6 billion, total liabilities of $236 million and $224 million, respectively, and noncontrolling interests of $617 million and $691 million, respectively. Under the terms of the partnership agreements, distributions of all available cash are required each month or quarter and additional distributions require partner consent.
Equity Method Investments
During 2023, Southern Power sold its remaining equity method investments in wind projects and received proceeds totaling $50 million. Earnings (loss) from these investments, including the gains associated with the sales, were immaterial for 2023.
Southern Company Gas
The carrying amounts of Southern Company Gas' equity method investments at December 31, 2025 and 2024 were as follows:

Investment Balance	At December 31, 2025	At December 31, 2024
	(in millions)
SNG	$1,148	$1,245
Other	34	34
Total	$1,182	$1,279
The earnings from Southern Company Gas' equity method investment related to SNG were $127 million in 2025, $146 million in 2024, and $139 million in 2023. The earnings from Southern Company Gas' other equity method investments were immaterial for all periods presented.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

8. FINANCING
Long-term Debt
Details of long-term debt at December 31, 2025 and 2024 are provided in the following table:

	At December 31, 2025		Balance Outstanding at December 31,
	Maturity	Weighted Average Interest Rate	2025	2024
			(in millions)
Southern Company
Senior notes(a)	2026-2075	4.38%	$49,922	$44,862
Junior subordinated notes	2027-2085	4.82%	9,922	7,389
FFB loans(b)	2026-2044	2.88%	4,617	4,703
Revenue bonds(c)	2026-2063	3.14%	3,323	3,379
First mortgage bonds(d)	2026-2065	3.93%	2,925	2,775
Medium-term notes	2026-2027	7.03%	84	84
Other long-term debt	2026-2045	4.56%	603	209
Finance lease obligations(e)			768	287
Unamortized fair value adjustment			249	275
Unamortized debt premium (discount), net			(56)	(58)
Unamortized debt issuance expenses			(488)	(419)
Total long-term debt			71,869	63,486
Less: Amount due within one year(a)			6,220	4,718
Total long-term debt excluding amount due within one year			$65,649	$58,768
Alabama Power
Senior notes	2026-2075	4.02%	$10,725	$9,875
Revenue bonds(c)	2026-2063	3.11%	1,300	1,300
Other long-term debt	2026-2030	5.32%	65	61
Finance lease obligations(e)			12	4
Unamortized debt premium (discount), net			(20)	(19)
Unamortized debt issuance expenses			(69)	(67)
Total long-term debt			12,013	11,154
Less: Amount due within one year			625	655
Total long-term debt excluding amount due within one year			$11,388	$10,499
Georgia Power
Senior notes	2026-2074	4.48%	$13,692	$11,292
Junior subordinated notes	2077	5.00%	270	270
FFB loans(b)	2026-2044	2.88%	4,617	4,703
Revenue bonds(c)	2026-2062	3.16%	1,923	1,968
Other long-term debt	2026	4.59%	400	—
Finance lease obligations(e)			734	261
Unamortized debt premium (discount), net			(17)	(21)
Unamortized debt issuance expenses			(127)	(123)
Total long-term debt			21,492	18,350
Less: Amount due within one year			1,370	966
Total long-term debt excluding amount due within one year			$20,122	$17,384

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

	At December 31, 2025		Balance Outstanding at December 31,
	Maturity	Weighted Average Interest Rate	2025	2024
			(in millions)
Mississippi Power
Senior notes	2026-2055	4.40%	$1,675	$1,575
Revenue bonds(c)	2027-2052	2.94%	101	111
Finance lease obligations(e)			19	14
Unamortized debt premium (discount), net			1	2
Unamortized debt issuance expenses			(10)	(9)
Total long-term debt			1,786	1,693
Less: Amount due within one year			66	12
Total long-term debt excluding amount due within one year			$1,720	$1,681
Southern Power
Senior notes(a)	2026-2046	4.65%	$2,963	$2,695
Unamortized debt premium (discount), net			(6)	(4)
Unamortized debt issuance expenses			(17)	(11)
Total long-term debt			2,940	2,680
Less: Amount due within one year(a)			587	500
Total long-term debt excluding amount due within one year			$2,353	$2,180
Southern Company Gas
Senior notes	2026-2051	4.46%	$5,999	$5,375
First mortgage bonds(d)	2026-2065	3.93%	2,925	2,775
Medium-term notes	2026-2027	7.03%	84	84
Other long-term debt	2026-2045	3.81%	68	68
Unamortized fair value adjustment			249	275
Unamortized debt premium (discount), net			(11)	(9)
Unamortized debt issuance expenses			(40)	(37)
Total long-term debt			9,274	8,531
Less: Amount due within one year			531	302
Total long-term debt excluding amount due within one year			$8,743	$8,229
(a)Includes a fair value gain (loss) related to Southern Power's foreign currency hedge on its euro-denominated senior notes of $23 million at December 31, 2025, which is also included in amount due within one year, and $(45) million at December 31, 2024.
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

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

Maturities of long-term debt for the next five years are as follows:

	Southern Company(a)	Alabama Power(b)	Georgia Power(c)	Mississippi Power	Southern Power(d)	Southern Company Gas
	(in millions)
2026	$6,211	$628	$1,371	$66	$564	$530
2027	3,407	552	1,017	11	—	154
2028	5,464	108	1,619	358	—	600
2029	1,993	1	862	2	—	150
2030	4,103	651	704	52	550	150
(a)See notes (b), (c), and (d) below.
(b)Alabama Power's 2026 maturities include $200 million aggregate principal amount of Series 2023A Floating Rate Senior Notes due May 15, 2073 that are repayable at the option of the holders at certain dates that began in 2024 and $100 million aggregate principal amount of Series 2025B Floating Rate Senior Notes due August 15, 2075 that are repayable at the option of the holders at certain dates beginning in 2026. As a result, the senior notes are classified as securities due within one year on the balance sheets of Southern Company and Alabama Power at December 31, 2025.
(c)Amounts include principal amortization related to the FFB borrowings; however, the final maturity date is February 20, 2044. See "DOE Loan Guarantee Borrowings" herein for additional information. Georgia Power's 2026 maturities include approximately $117 million aggregate principal amount of Series 2024C Floating Rate Senior Notes due November 15, 2074 that are repayable at the option of the holders at certain dates that began in 2025. As a result, the senior notes are classified as securities due within one year on the balance sheets of Southern Company and Georgia Power at December 31, 2025.
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
In 2021, Georgia Power made the final borrowings under the FFB Credit Facilities and no further borrowings are permitted. During 2025, Georgia Power made principal amortization payments of $86 million under the FFB Credit Facilities. At December 31, 2025 and 2024, Georgia Power had $4.6 billion and $4.7 billion of borrowings outstanding under the FFB Credit Facilities, respectively.
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
As discussed under "Long-term Debt" herein, the Registrants had secured debt outstanding at December 31, 2025 and 2024. Each Registrant's senior notes, junior subordinated notes, revenue bond obligations, bank term loans, credit facility borrowings, and notes payable are effectively subordinated to all secured debt of each respective Registrant.
Equity Units
In May 2022, Southern Company remarketed $862.5 million aggregate principal amount of its Series 2019A Remarketable Junior Subordinated Notes due August 1, 2024 (2019A RSNs) and $862.5 million aggregate principal amount of its Series 2019B Remarketable Junior Subordinated Notes due August 1, 2027 (2019B RSNs), pursuant to the terms of its 2019 Series A Equity Units (2019 Equity Units). In connection with the remarketing, the interest rates on the 2019A RSNs and the 2019B RSNs were reset to 4.475% and 5.113%, respectively, payable on a semi-annual basis. In August 2022, the proceeds were ultimately used to settle the purchase contracts entered into as part of the 2019 Equity Units and Southern Company issued approximately 25.2 million shares of common stock and received proceeds of $1.725 billion. In August 2024, Southern Company repaid at maturity the $862.5 million 2019A RSNs. At December 31, 2025 and 2024, the 2019B RSNs were included on Southern Company's consolidated balance sheets in long-term debt.
In November 2025, Southern Company issued 40 million 2025 Series A Equity Units (2025 Equity Units), initially in the form of corporate units (Corporate Units), at a stated amount of $50 per Corporate Unit, for a total of $2 billion. Net proceeds from the issuance were approximately $1.965 billion. Southern Company used a portion of the net proceeds to repurchase (i) approximately $674.4 million aggregate principal amount of the Series 2023A 3.875% Convertible Senior Notes due December 15, 2025 (Series 2023A Convertible Senior Notes) and (ii) approximately $342.0 million aggregate principal amount of the Series 2024A 4.50% Convertible Senior Notes due June 15, 2027 (Series 2024A Convertible Senior Notes). See "Convertible Senior Notes" herein for additional information regarding the repurchase of convertible senior notes.
Each Corporate Unit is comprised of (i) a stock purchase contract, which obligates the holder to purchase from Southern Company, no later than December 15, 2028, a certain number of shares of Southern Company's common stock for $50 in cash (Stock Purchase Contract), (ii) a 1/40 undivided beneficial ownership interest in $1,000 principal amount of Southern Company's Series 2025B Remarketable Senior Notes due 2030 (Series 2025B RSNs), and (iii) a 1/40 undivided beneficial ownership interest in $1,000 principal amount of Southern Company's Series 2025C Remarketable Senior Notes due 2033 (together with the Series 2025B RSNs, the 2025 RSNs). Southern Company has agreed to remarket the 2025 RSNs in 2028, at which time each interest rate on the 2025 RSNs will reset at the applicable market rate. Holders may choose to either remarket their 2025 RSNs, receive the proceeds, and use those funds to settle the related Stock Purchase Contract or retain the 2025 RSNs and use other funds to settle the related Stock Purchase Contract. If the remarketing is unsuccessful, holders will have the right to put their 2025 RSNs to Southern Company at a price equal to the principal amount. The Corporate Units carry an annual distribution rate of 7.125% of the stated amount, which is comprised of a quarterly interest payment on the 2025 RSNs of 4.15% per year and a quarterly contract adjustment payment of 2.975% per year.
Each Stock Purchase Contract obligates the holder to purchase, and Southern Company to sell, for $50 a number of shares of Southern Company common stock determined based on the applicable market value (as determined under the related Stock Purchase Contract) in accordance with the conversion ratios set forth below (subject to anti-dilution adjustments):
•If the applicable market value equals or exceeds $116.44, 0.4294 shares.
•If the applicable market value is less than $116.44 but greater than $93.15, a number of shares equal to $50 divided by the applicable market value.
•If the applicable market value is less than or equal to $93.15, 0.5368 shares.
A holder's ownership interest in the 2025 RSNs is pledged to Southern Company to secure the holder's obligation under the related Stock Purchase Contract. If a holder of a Stock Purchase Contract chooses at any time to have its 2025 RSNs released from the pledge, such holder's obligation under such Stock Purchase Contract must be secured by a U.S. Treasury security equal to the aggregate principal amount of the 2025 RSNs. At the time of issuance, the 2025 RSNs were recorded on Southern

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

Company's consolidated balance sheet as long-term debt and the present value of the contract adjustment payments of $173 million was recorded as a liability, representing the obligation to make contract adjustment payments, with an offsetting reduction to paid-in capital. The liability balance at December 31, 2025 was $173 million, of which $59 million was classified as current. The difference of $12 million between the face value and present value of the contract adjustment payments will be accreted to interest expense on the consolidated statements of income over the three-year period ending in 2028. The liability recorded for the contract adjustment payments is considered non-cash and excluded from the consolidated statements of cash flow. To settle the Stock Purchase Contracts, Southern Company will be required to issue a maximum of approximately 21.5 million shares of common stock (subject to anti-dilution adjustments and a make-whole adjustment if certain fundamental changes occur).
Convertible Senior Notes
In February 2023, Southern Company issued $1.5 billion aggregate principal amount of Series 2023A Convertible Senior Notes. In March 2023, Southern Company issued an additional $225 million aggregate principal amount of the Series 2023A Convertible Senior Notes upon the exercise by the initial purchasers of their over-allotment option.
In May 2024, Southern Company issued $1.5 billion aggregate principal amount of Series 2024A Convertible Senior Notes.
In May 2025, Southern Company issued $1.65 billion aggregate principal amount of Series 2025A 3.25% Convertible Senior Notes due June 15, 2028 (Series 2025A Convertible Senior Notes). Southern Company used a portion of the proceeds from the Series 2025A Convertible Senior Notes to repurchase approximately $781.6 million of the $1.725 billion aggregate principal amount then outstanding of the Series 2023A Convertible Senior Notes and approximately $328.1 million of the $1.5 billion aggregate principal amount then outstanding of the Series 2024A Convertible Senior Notes, in each case, through privately negotiated transactions with a limited number of holders thereof.
In November 2025, using a portion the net proceeds from the 2025 Equity Units, Southern Company repurchased approximately an additional $674.4 million of the remaining approximately $943.4 million aggregate principal amount outstanding of the Series 2023A Convertible Senior Notes and approximately an additional $342.0 million of the remaining approximately $1.172 billion aggregate principal amount outstanding of the Series 2024A Convertible Senior Notes, in each case, through privately negotiated transactions with a limited number of holders thereof. See "Equity Units" herein for additional information..
Southern Company evaluated these repurchases and determined that all of the repurchased notes were accounted for as extinguishment of debt. As a result of these transactions, Southern Company recognized a total loss on extinguishment of debt of $252 million during 2025 within interest expense in the consolidated statements of income.
On December 15, 2025, the Series 2023A Convertible Senior Notes matured and Southern Company settled its related conversion obligations to holders by (i) paying cash in respect of the approximately $269.1 million aggregate principal amount remaining outstanding and (ii) issuing approximately 255 thousand shares of common stock for the excess of its conversion obligation over such principal amount. These shares were recognized at par value in paid-in capital on Southern Company's balance sheets.
Interest on the Series 2024A Convertible Senior Notes and the Series 2025A Convertible Senior Notes is payable semiannually. The Series 2024A Convertible Senior Notes and the Series 2025A Convertible Senior Notes will mature on June 15, 2027 and 2028, respectively, unless earlier converted or repurchased, but are not redeemable at the option of Southern Company. Both the Series 2024A Convertible Senior Notes and the Series 2025A Convertible Senior Notes are direct, unsecured, and unsubordinated obligations of Southern Company, ranking equally with all of Southern Company's other unsecured and unsubordinated indebtedness from time to time outstanding, and are effectively subordinated to all secured indebtedness of Southern Company.
Under the following circumstances, holders may convert their Series 2024A Convertible Senior Notes and their Series 2025A Convertible Senior Notes at their option prior to the close of business on the business day preceding March 15, 2027 and 2028, respectively:
•during any calendar quarter (and only during such calendar quarter), if the last reported sale price of Southern Company's common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the applicable conversion price of the Series 2024A Convertible Senior Notes or the Series 2025A Convertible Senior Notes, as the case may be, on each applicable trading day as determined by Southern Company;
•during the five business day period after any 10 consecutive trading day period (Measurement Period) in which the applicable trading price per $1,000 principal amount of Series 2024A Convertible Senior Notes or Series 2025A Convertible Senior Notes, as the case may be, for each trading day of the Measurement Period was less than 98% of the product of the last reported sale price of the common stock and the applicable conversion rate on each such trading day; or
•upon the occurrence of certain corporate events specified in the respective supplemental indentures governing the Series 2024A Convertible Senior Notes and the Series 2025A Convertible Senior Notes.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

On or after March 15, 2027 and 2028, for the Series 2024A Convertible Senior Notes and the Series 2025A Convertible Senior Notes, respectively, a holder may convert all or any portion of its Series 2024A Convertible Senior Notes or its Series 2025A Convertible Senior Notes, as the case may be, at any time prior to the close of business on the second scheduled trading day immediately preceding the applicable maturity date regardless of the foregoing conditions.
Southern Company will settle conversions of the Series 2024A Convertible Senior Notes and the Series 2025A Convertible Senior Notes by paying cash up to the aggregate principal amount of the Series 2024A Convertible Senior Notes and the Series 2025A Convertible Senior Notes to be converted and paying or delivering, as the case may be, cash, shares of common stock, or a combination of cash and shares of common stock, at Southern Company's election, in respect of the remainder, if any, of Southern Company's conversion obligation in excess of the aggregate principal amount of the Series 2024A Convertible Senior Notes and the Series 2025A Convertible Senior Notes being converted. The Series 2024A Convertible Senior Notes are initially convertible at a rate of 10.8166 shares of common stock per $1,000 principal amount converted, which is approximately equal to $92.45 per share of common stock. The Series 2025A Convertible Senior Notes are initially convertible at a rate of 8.8077 shares of common stock per $1,000 principal amount converted, which is approximately equal to $113.54 per share of common stock. These conversion rates will be subject to adjustment upon the occurrence of certain specified events but will not be adjusted for accrued and unpaid interest. In addition, upon the occurrence of a make-whole fundamental change (as defined in the respective supplemental indentures governing the Series 2024A Convertible Senior Notes and the Series 2025A Convertible Senior Notes), Southern Company will, in certain circumstances, increase the applicable conversion rate by a number of additional shares of common stock for conversions in connection with the make-whole fundamental change.
Upon the occurrence of a fundamental change, other than an excluded fundamental change (each as defined in the respective supplemental indentures governing the Series 2024A Convertible Senior Notes and the Series 2025A Convertible Senior Notes), holders of the Series 2024A Convertible Senior Notes and the Series 2025A Convertible Senior Notes may require Southern Company to purchase all or a portion of their Series 2024A Convertible Senior Notes and their Series 2025A Convertible Senior Notes, in principal amounts equal to $1,000 or an integral multiple thereof, for cash at a price equal to 100% of the principal amount of the Series 2024A Convertible Senior Notes and the Series 2025A Convertible Senior Notes to be purchased plus any accrued and unpaid interest.
Equity Distribution Agreement
In May 2024, Southern Company established an at-the-market program by entering into an equity distribution agreement pursuant to which it may sell, from time to time, up to an aggregate of 50 million shares of its common stock, including through forward sale contracts.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

The table below reflects shares of Southern Company common stock sold and settled under separate forward sale contracts with forward purchasers during the years ended December 31, 2025 and 2024.

Shares Sold	Initial Forward Price Per Share	To be Settled On or Before	Forward Price Per Share Settled	Shares Issued to Settle	Settlement Date
Sold during 2024
1,000,000	$86.5645	December 31, 2025	$86.8151	1,000,000	December 3, 2025
1,000,000	$87.9658	December 31, 2025	$88.1348	1,000,000	December 3, 2025
143,920	$83.3293	December 31, 2025	$83.0276	143,920	December 3, 2025
Sold during 2025
292,694	$83.3293	December 31, 2025	$83.0276	292,694	December 3, 2025
563,386	$87.9027	December 31, 2025	$88.0621	563,386	December 3, 2025
1,000,000	$88.7502	June 30, 2026	$88.8612	1,000,000	December 3, 2025
1,000,000	$88.7739	June 30, 2026	$88.8319	1,000,000	December 3, 2025
1,000,000	$91.2856	June 30, 2026	$91.3995	1,000,000	December 3, 2025
1,000,000	$89.1444	June 30, 2026	$89.1404	1,000,000	December 3, 2025
1,000,000	$88.8490	June 30, 2026	$88.8107	1,000,000	December 3, 2025
1,000,000	$88.8903	June 30, 2026	$88.7905	1,000,000	December 3, 2025
1,000,000	$90.9196	June 30, 2026	$90.8230	1,000,000	December 3, 2025
1,255,000	$91.0566	June 30, 2026	$90.9450	1,255,000	December 3, 2025
1,324,942	$88.7048	December 31, 2026	$88.7684	1,324,942	December 3, 2025
2,277,113	$88.3227	December 31, 2026	$88.2914	2,277,113	December 3, 2025
3,130,641(*)	$88.2823	December 31, 2026	$88.1976	2,060,000	December 3, 2025
3,255,866	$89.4692	December 31, 2026	N/A	N/A	N/A
3,850,000	$90.6617	December 31, 2026	N/A	N/A	N/A
2,470,306	$94.5394	June 30, 2027	N/A	N/A	N/A
2,314,487	$92.7805	June 30, 2027	N/A	N/A	N/A
1,590,200	$93.4524	June 30, 2027	N/A	N/A	N/A
4,000,000	$90.8141	June 30, 2027	N/A	N/A	N/A
2,346,903	$91.1610	June 30, 2027	N/A	N/A	N/A
2,876,034	$92.2437	June 30, 2027	N/A	N/A	N/A
3,015,668	$93.4521	June 30, 2027	N/A	N/A	N/A
911,448	$94.2411	June 30, 2027	N/A	N/A	N/A
(*)The total number of shares sold under this forward sale contract is 3,130,641, of which 2,060,000 shares were settled in December 2025. The remaining 1,070,641 shares sold under this contract are subject to be settled at a future date.
As of December 31, 2025, Southern Company had entered into separate forward sale contracts with forward purchasers for a total of 44,618,608 shares of common stock, all of which had been sold by the forward sellers. Of these shares, 16,917,055 shares had been settled under the forward sale contracts in the form of shares at the initial forward price adjusted for interest earned and dividends paid from the forward sale date to the settlement date. The net proceeds from the settlement of these shares were approximately $1.5 billion.
The total number of shares sold remaining under the forward sale contracts subject to be settled at a future date is 27,701,553. Each initial forward price is subject to adjustment under certain specified circumstances as specified in the respective forward sale contracts. Southern Company may settle each of the forward transactions in shares, cash, or net shares.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

Bank Credit Arrangements
At December 31, 2025, committed credit arrangements with banks were as follows:

	Expires
Company	2026	2027	2029	2030	Total	Unused	Expires within One Year
	(in millions)
Southern Company parent(a)	$—	$500	$—	$2,500	$3,000	$2,999	$—
Alabama Power(b)	15	—	650	700	1,365	1,365	15
Georgia Power(c)	—	—	—	2,050	2,050	2,042	—
Mississippi Power(a)	—	125	—	150	275	275	—
Southern Power(a)(d)	—	—	—	600	600	600	—
Southern Company Gas(e)	—	—	—	1,600	1,600	1,598	—
SEGCO	30	—	—	—	30	30	30
Southern Company	$45	$625	$650	$7,600	$8,920	$8,909	$45
(a)Arrangement expiring in 2030 represents a $3.25 billion combined arrangement for Southern Company, Mississippi Power, and Southern Power allowing for flexible sublimits. Pursuant to the combined facility, the allocations among Southern Company, Mississippi Power, and Southern Power may be adjusted.
(b)Includes $15 million expiring in 2026 at Alabama Property Company, a wholly-owned subsidiary of Alabama Power, of which $15 million was unused at December 31, 2025. Alabama Power is not party to this arrangement.
(c)Georgia Power had $26 million of letters of credit outstanding under an uncommitted letter of credit facility at December 31, 2025.
(d)Does not include Southern Power Company's $75 million and $100 million continuing letter of credit facilities for standby letters of credit, expiring in 2027 and 2028, respectively, of which $17 million and $4 million, respectively, was unused at December 31, 2025. In addition, Southern Power Company had $23 million of letters of credit outstanding under an uncommitted letter of credit facility at December 31, 2025. Southern Power's subsidiaries are not parties to its bank credit arrangements or letter of credit facilities.
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
These bank credit arrangements, as well as the term loan arrangements of the Registrants, Nicor Gas, and SEGCO, contain covenants that limit debt levels and contain cross-acceleration provisions to other indebtedness (including guarantee obligations) that are restricted only to the indebtedness of the individual company. The cross-acceleration provisions to other indebtedness would trigger an event of default if the applicable borrower defaulted on indebtedness, the payment of which was then accelerated. Southern Company's, Mississippi Power's, Southern Company Gas', and Nicor Gas' credit arrangements contain covenants that limit debt levels to 70% of total capitalization, as defined in the agreements, and the other subsidiaries' bank credit arrangements contain covenants that limit debt levels to 65% of total capitalization, as defined in the agreements. For purposes of these definitions, debt excludes junior subordinated notes and, in certain arrangements, other hybrid securities. Additionally, for Southern Company and Southern Power, for purposes of these definitions, debt excludes any project debt incurred by certain subsidiaries of Southern Power to the extent such debt is non-recourse to Southern Power and capitalization excludes the capital stock or other equity attributable to such subsidiaries. At December 31, 2025, the Registrants, Nicor Gas, and SEGCO were in compliance with all such covenants. None of the bank credit arrangements contain material adverse change clauses at the time of borrowings.
A portion of the unused credit with banks is allocated to provide liquidity support to certain revenue bonds of the traditional electric operating companies and the commercial paper programs of the Registrants, Nicor Gas, and SEGCO. At December 31, 2025, outstanding variable rate demand revenue bonds of the traditional electric operating companies with allocated liquidity support totaled approximately $1.5 billion (comprised of approximately $796 million at Alabama Power, $667 million at Georgia Power, and $58 million at Mississippi Power). In addition, at December 31, 2025, Alabama Power and Georgia Power had approximately $280 million and $384 million, respectively, of fixed rate revenue bonds outstanding that are required to be remarketed within the next 12 months. Alabama Power's $280 million of fixed rate revenue bonds are classified as securities due

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

within one year on its balance sheets as they are not covered by long-term committed credit. All other variable rate demand revenue bonds and fixed rate revenue bonds required to be remarketed within the next 12 months are classified as long-term debt on the balance sheets as a result of available long-term committed credit.
At both December 31, 2025 and 2024, Southern Power had $106 million of cash collateral posted related to PPA requirements, which is included in other deferred charges and assets on Southern Power's consolidated balance sheets.
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
Commercial paper and short-term bank term loans are included in notes payable in the balance sheets. Details of short-term borrowings for the applicable Registrants were as follows:

	Notes Payable at December 31, 2025		Notes Payable at December 31, 2024
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
	(in millions)		(in millions)
Southern Company
Commercial paper	$722	3.9%	$1,138	4.7%
Short-term bank debt	—	—	200	5.3
Total	$722	3.9%	$1,338	4.8%

Georgia Power
Commercial paper	$160	3.9%	$—	—%
Short-term bank debt	—	—	200	5.3
Total	$160	3.9%	$200	5.3%

Mississippi Power
Commercial paper	$—	—%	$14	4.6%

Southern Power
Commercial paper	$138	3.9%	$—	—%

Southern Company Gas
Commercial paper:
Southern Company Gas Capital	$209	3.9%	$283	4.7%
Nicor Gas	216	3.9	172	4.6
Total	$425	3.9%	$455	4.7%
See "Bank Credit Arrangements" herein for information on bank term loan covenants that limit debt levels and cross-acceleration or cross-default provisions.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

Outstanding Classes of Capital Stock
Southern Company
Common Stock
Stock Issued
During 2025, Southern Company issued approximately 22.5 million shares of common stock primarily through forward sale contract settlements and dividend reinvestment and employee equity compensation and savings plans.
See "Equity Units" and "Equity Distribution Agreement" herein for additional information.
Shares Reserved
At December 31, 2025, a total of 203 million shares were reserved for issuance pursuant to the Southern Investment Plan, employee savings plans, the Equity and Incentive Compensation Plan (which includes performance share units and restricted stock units as discussed in Note 12), an at-the-market program (including forward sale contracts), and the convertible senior notes (as discussed under "Convertible Senior Notes" herein). Of the shares reserved, 23 million shares are available for awards under the Equity and Incentive Compensation Plan at December 31, 2025.
Diluted Earnings Per Share
For Southern Company, the difference in computing basic and diluted earnings per share (EPS) is attributable to awards outstanding under stock-based compensation plans, forward sale contracts pursuant to the equity distribution agreement, convertible senior notes, and the 2025 Equity Units. EPS dilution resulting from stock-based compensation plans and the forward sale contracts is determined using the treasury stock method, and EPS dilution resulting from the convertible senior notes is determined using the net share settlement method. See Note 12 and "Convertible Senior Notes," "Equity Distribution Agreement," and "Equity Units" herein for additional information. Shares used to compute diluted EPS were as follows:

	Average Common Stock Shares
	2025	2024	2023
	(in millions)
As reported shares	1,103	1,096	1,092
Effect of stock-based compensation	5	6	6
Effect of forward sale contracts	1	—	—
Diluted shares	1,109	1,102	1,098
For all periods presented, an immaterial number of stock-based compensation awards was excluded from the diluted EPS calculation because the awards were anti-dilutive.
For 2025 and 2024, the dilution resulting from convertible senior notes was immaterial.
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
Dividend Restrictions
The income of Southern Company is derived primarily from equity in earnings of its subsidiaries. At December 31, 2025, consolidated retained earnings included $7.5 billion of undistributed retained earnings of the subsidiaries.
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
By regulation, Nicor Gas is restricted, up to its retained earnings balance, in the amount it can dividend or loan to affiliates and is not permitted to make money pool loans to affiliates. At December 31, 2025, the amount of Southern Company Gas' subsidiary retained earnings available for dividend payment totaled $1.8 billion.
Structural Considerations
Since Southern Company and Southern Company Gas are holding companies, the right of Southern Company and Southern Company Gas and, hence, the right of creditors of Southern Company or Southern Company Gas to participate in any distribution of the assets of any respective subsidiary of Southern Company or Southern Company Gas, whether upon liquidation, reorganization, or otherwise, is subject to prior claims of creditors and preferred stockholders of such subsidiary.
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
Southern Power Company's senior notes, commercial paper, and bank credit arrangement are unsecured senior indebtedness, which rank equally with all other unsecured and unsubordinated debt of Southern Power Company. Southern Power's subsidiaries are not issuers, borrowers, or obligors, as applicable, under any of these unsecured senior debt arrangements, which are effectively subordinated to any future secured debt of Southern Power Company and any potential claims of creditors of Southern Power's subsidiaries.
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
As lessee, the Registrants lease certain electric generating units (including renewable energy facilities), real estate/land, communication towers, railcars, and other equipment and vehicles. The major categories of lease obligations are as follows:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
At December 31, 2025
Electric generating units(*)	$1,064	$53	$1,793	$—	$—	$—
Real estate/land	931	3	37	1	541	111
Communication towers	134	3	5	—	—	20
Railcars	74	39	26	9	—	—
Other	49	6	3	19	—	—
Total	$2,252	$104	$1,864	$29	$541	$131

At December 31, 2024
Electric generating units(*)	$672	$56	$1,509	$—	$—	$—
Real estate/land	834	3	45	2	540	20
Communication towers	118	2	4	—	—	21
Railcars	64	31	29	4	—	—
Other	52	2	2	16	—	—
Total	$1,740	$94	$1,589	$22	$540	$41
(*)Amounts related to affiliate leases are eliminated in consolidation for Southern Company. See "Contracts that Contain a Lease" herein for additional information.
Real estate/land leases primarily consist of commercial real estate leases at Southern Company, Georgia Power, and Southern Company Gas and various land leases primarily associated with renewable energy facilities at Southern Power. The commercial

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

real estate leases have remaining terms of up to 18 years while the land leases have remaining terms of up to 41 years, including renewal periods.
Communication towers are leased for the installation of equipment to provide cellular phone service to customers and to support the automated meter infrastructure programs at the traditional electric operating companies and Nicor Gas. Communication tower leases have remaining terms of up to 15 years.
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
Contracts that Contain a Lease
While not specifically structured as a lease, some of the PPAs at Alabama Power and Georgia Power are deemed to represent a lease of the underlying electric generating units when the terms of the PPA convey the right to control the use of the underlying assets. Amounts recorded for leases of electric generating units are generally based on the amount of scheduled capacity payments due over the remaining term of the PPA, which varies between three and 22 years. Georgia Power has several PPAs with Southern Power that Georgia Power accounts for as leases with a lease obligation of $782 million and $893 million at December 31, 2025 and 2024, respectively. The amount paid for energy under these affiliate PPAs reflects a price that would be paid in an arm's-length transaction as reviewed and approved by both the Georgia PSC and the FERC. Amounts related to the affiliate PPAs are eliminated in consolidation for Southern Company.
Short-term Leases
Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Registrants generally recognize lease expense for these leases on a straight-line basis over the lease term.
Residual Value Guarantees
Residual value guarantees existed primarily in railcar leases at Alabama Power and Georgia Power. The remaining railcar leases containing residual value guarantees expired in 2023 for Alabama Power and in June 2024 for Georgia Power. The amounts probable of being paid under those guarantees were included in the lease payments, and all such amounts were immaterial at December 31, 2024.
Lease and Nonlease Components
For all asset categories, with the exception of electric generating units, gas pipelines, and real estate leases, the Registrants combine lease payments and any nonlease components, such as asset maintenance, for purposes of calculating the lease obligation and the ROU asset.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

Balance sheet amounts recorded for operating and finance leases were as follows:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
At December 31, 2025
Operating Leases
Operating lease ROU assets, net	$1,358	$86	$1,120	$9	$479	$85

Operating lease obligations - current	$197	$14	$170	$4	$31	$8
Operating lease obligations - non-current	1,287	78	960	6	510	123
Total operating lease obligations(*)	$1,484	$92	$1,130	$10	$541	$131

Finance Leases
Finance lease ROU assets, net	$742	$12	$710	$18	$—	$—

Finance lease obligations - current	$16	$3	$29	$1	$—	$—
Finance lease obligations - non-current	752	9	705	18	—	—
Total finance lease obligations	$768	$12	$734	$19	$—	$—

At December 31, 2024
Operating Leases
Operating lease ROU assets, net	$1,386	$84	$1,331	$8	$484	$38

Operating lease obligations - current	$200	$14	$169	$4	$29	$11
Operating lease obligations - non-current	1,253	76	1,159	4	511	30
Total operating lease obligations(*)	$1,453	$90	$1,328	$8	$540	$41

Finance Leases
Finance lease ROU assets, net	$254	$4	$227	$14	$—	$—

Finance lease obligations - current	$9	$1	$20	$1	$—	$—
Finance lease obligations - non-current	278	3	241	13	—	—
Total finance lease obligations	$287	$4	$261	$14	$—	$—
(*)Includes operating lease obligations related to PPAs at Southern Company, Alabama Power, and Georgia Power totaling $486 million, $53 million, and $1.1 billion, respectively, at December 31, 2025 and $567 million, $55 million, and $1.3 billion, respectively, at December 31, 2024.
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

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

Lease costs for 2025, 2024, and 2023, which includes both amounts recognized as operations and maintenance expense and amounts capitalized as part of the cost of another asset, were as follows:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
2025
Lease cost
Operating lease cost(*)	$271	$19	$248	$5	$34	$21
Finance lease cost:
Amortization of ROU assets	13	1	22	1	—	—
Interest on lease obligations	11	—	12	—	—	—
Total finance lease cost	24	1	34	1	—	—
Short-term lease costs	45	22	15	—	—	—
Variable lease cost	52	—	79	—	6	—
Total lease cost	$392	$42	$376	$6	$40	$21

2024
Lease cost
Operating lease cost(*)	$248	$19	$190	$4	$27	$12
Finance lease cost:
Amortization of ROU assets	20	2	23	1	—	—
Interest on lease obligations	15	—	15	1	—	—
Total finance lease cost	35	2	38	2	—	—
Short-term lease costs	37	15	15	—	—	—
Variable lease cost	48	(1)	77	—	4	—
Total lease cost	$368	$35	$320	$6	$31	$12

2023
Lease cost
Operating lease cost(*)	$252	$16	$192	$5	$34	$12
Finance lease cost:
Amortization of ROU assets	24	2	19	1	—	—
Interest on lease obligations	14	—	17	—	—	—
Total finance lease cost	38	2	36	1	—	—
Short-term lease costs	40	16	16	—	—	—
Variable lease cost	47	—	74	—	4	—
Total lease cost	$377	$34	$318	$6	$38	$12
(*)Includes operating lease costs related to PPAs at Southern Company, Alabama Power, and Georgia Power totaling $113 million, $5 million, and $222 million, respectively, in 2025, $108 million, $5 million, and $168 million, respectively, in 2024, and $112 million, $4 million, and $174 million, respectively, in 2023.
Georgia Power has variable lease payments that are based on the amount of energy produced by certain renewable generating facilities subject to PPAs, including $49 million, $45 million, and $42 million in 2025, 2024, and 2023, respectively, from finance leases which are included in purchased power on Georgia Power's statements of income, of which $23 million, $22 million, and $21 million was included in purchased power, affiliates in 2025, 2024, and 2023, respectively.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

Other information with respect to cash and noncash activities related to leases, as well as weighted-average lease terms and discount rates, is as follows:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
2025
Other information
Cash paid for amounts included in the measurements of lease obligations:
Operating cash flows from operating leases	$270	$19	$257	$4	$33	$13
Operating cash flows from finance leases	11	—	17	—	—	—
Financing cash flows from finance leases	21	2	32	1	—	—
ROU assets obtained under operating leases	168	16	18	6	2	61
ROU assets obtained under finance leases	509	10	513	6	—	—

2024
Other information
Cash paid for amounts included in the measurements of lease obligations:
Operating cash flows from operating leases	$243	$19	$186	$4	$33	$12
Operating cash flows from finance leases	15	—	21	—	—	—
Financing cash flows from finance leases	11	2	23	1	—	—
ROU assets obtained under operating leases	146	11	609	—	10	1
Reassessment of ROU assets under operating leases	(7)	—	—	—	(7)	—
ROU assets obtained under finance leases	1	—	44	—	—	—

2023
Other information
Cash paid for amounts included in the measurements of lease obligations:
Operating cash flows from operating leases	$253	$17	$199	$5	$33	$12
Operating cash flows from finance leases	15	—	22	—	—	—
Financing cash flows from finance leases	18	2	16	1	—	—
ROU assets obtained under operating leases	100	30	26	1	7	7
ROU assets obtained under finance leases	3	3	18	—	—	—

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
At December 31, 2025
Weighted-average remaining lease term in years:
Operating leases	16.0	9.7	7.0	4.6	31.4	10.9
Finance leases	19.8	3.4	18.1	10.1	N/A	N/A
Weighted-average discount rate:
Operating leases	4.88%	5.07%	4.82%	4.58%	4.96%	5.30%
Finance leases	5.38%	4.38%	5.68%	3.78%	N/A	N/A

At December 31, 2024
Weighted-average remaining lease term in years:
Operating leases	16.4	10.2	7.9	4.3	32.3	6.8
Finance leases	16.0	2.7	10.1	10.9	N/A	N/A
Weighted-average discount rate:
Operating leases	4.73%	5.04%	4.73%	3.83%	4.88%	3.84%
Finance leases	4.86%	4.05%	5.8%	2.74%	N/A	N/A
Maturities of lease liabilities are as follows:

	At December 31, 2025
	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Maturity Analysis
Operating leases:
2026	$233	$18	$221	$4	$33	$9
2027	217	15	218	2	29	15
2028	202	11	216	2	30	16
2029	168	9	195	1	30	15
2030	118	9	111	1	30	16
Thereafter	1,294	56	378	1	954	110
Total	2,232	118	1,339	11	1,106	181
Less: Present value discount	748	26	209	1	565	50
Operating lease obligations	$1,484	$92	$1,130	$10	$541	$131

Finance leases:
2026	$33	$3	$47	$2	$—	$—
2027	32	2	47	2	—	—
2028	44	2	59	2	—	—
2029	65	1	82	2	—	—
2030	67	1	63	2	—	—
Thereafter	1,130	6	985	14	—	—
Total	1,371	15	1,283	24	—	—
Less: Present value discount	603	3	549	5	—	—
Finance lease obligations	$768	$12	$734	$19	$—	$—
Payments made under PPAs at Georgia Power for energy generated from certain renewable energy facilities accounted for as operating and finance leases are considered variable lease costs and are therefore not reflected in the above maturity analysis.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

At December 31, 2025, Georgia Power has one affiliate PPA with Southern Power that has not yet commenced and will be accounted for as a lease. The PPA has a term of 10 years and is expected to commence in 2028. The estimated total obligation associated with this PPA is $63 million.
Lessor
The Registrants are each considered lessors in various arrangements that have been determined to contain a lease due to the customer's ability to control the use of the underlying asset owned by the applicable Registrant. For the traditional electric operating companies, these arrangements consist of outdoor lighting contracts accounted for as operating leases with initial terms of up to 10 years, after which the contracts renew on a month-to-month basis at the customer's option. For Alabama Power and Georgia Power, these arrangements also include PPAs related to electric generating units accounted for as operating leases with remaining terms of one year and up to 14 years, respectively. For Mississippi Power, these arrangements also include a tolling arrangement related to an electric generating unit accounted for as a sales-type lease with a remaining term of 13 years. For Southern Power, these arrangements consist of PPAs related to electric generating units accounted for as operating leases with remaining terms of up to 21 years and PPAs related to battery energy storage facilities accounted for as sales-type leases with remaining terms of up to 16 years. Southern Company Gas is the lessor in operating leases related to gas pipelines with remaining terms of up to 17 years. For Southern Company, these arrangements also include PPAs related to fuel cells accounted for as operating leases with remaining terms of up to eight years.
Lease income for 2025, 2024, and 2023 was as follows:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
2025
Lease income - interest income on sales-type leases	$23	$—	$—	$14	$9	$—
Lease income - operating leases	145	7	29	3	148	36
Variable lease income	408	1	—	—	442	—
Total lease income	$576	$8	$29	$17	$599	$36

2024
Lease income - interest income on sales-type leases	$24	$—	$—	$15	$9	$—
Lease income - operating leases	136	9	28	3	88	36
Variable lease income	417	1	—	—	450	—
Total lease income	$577	$10	$28	$18	$547	$36

2023
Lease income - interest income on sales-type leases	$24	$—	$—	$14	$10	$—
Lease income - operating leases	164	35	29	2	85	37
Variable lease income	406	1	—	—	437	—
Total lease income	$594	$36	$29	$16	$532	$37
As part of its acquisition of the Lindsay Hill Generating Station, Alabama Power assumed an existing power sales agreement under which the full output of the generating facility remains committed to a non-affiliated third party through April 2027. These revenues are included above as lease income from operating leases. See Note 15 under "Alabama Power" for additional information.
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

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

The undiscounted cash flows expected to be received for in-service leased assets under the leases are as follows:

	At December 31, 2025
	Southern Company	Mississippi Power	Southern Power
	(in millions)
2026	$39	$23	$15
2027	38	22	15
2028	37	21	15
2029	36	20	15
2030	34	19	15
Thereafter	270	114	155
Total undiscounted cash flows	$454	$219	$230
Net investment in sales-type lease(*)	286	130	152
Difference between undiscounted cash flows and discounted cash flows	$168	$89	$78
(*)For Mississippi Power, included in other current assets ($10 million and $10 million at December 31, 2025 and 2024, respectively) and other property and investments ($120 million and $129 million at December 31, 2025 and 2024, respectively) on the balance sheets. For Southern Power, included in other current assets ($15 million and $15 million at December 31, 2025 and 2024, respectively) and net investment in sales-type leases ($137 million and $143 million at December 31, 2025 and 2024, respectively) on the balance sheets.
The undiscounted cash flows to be received under operating leases and contracts accounted for as operating leases are as follows:

	At December 31, 2025
	Southern Company	Alabama Power	Southern Power	Southern Company Gas
	(in millions)
2026	$119	$6	$148	$35
2027	111	5	150	28
2028	111	4	161	28
2029	116	4	164	28
2030	115	3	103	28
Thereafter	554	34	400	299
Total	$1,126	$56	$1,126	$446
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
Southern Company Leveraged Lease
At December 31, 2025, a subsidiary of Southern Holdings had one leveraged lease agreement, which relates to energy generation, with an expected remaining term of six years. Southern Company receives federal income tax deductions for depreciation and amortization, as well as interest on long-term debt, related to this investment. Southern Company wrote off the related investment balance in 2020 following an evaluation of the recoverability of the lease receivable and the expected residual value of the generation assets at the end of the lease.
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

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

continue to monitor the operational performance of the underlying assets and evaluate the ability of the lessee to continue to meet its obligations, including those associated with a future closure or retirement of the generation assets and associated properties, including the dry ash landfill.
10. INCOME TAXES
Southern Company files a consolidated federal income tax return, and the Registrants file various state income tax returns, some of which are combined or unitary. Under a joint consolidated income tax allocation agreement, each Southern Company subsidiary's current and deferred tax expense is computed on a stand-alone basis, and each subsidiary is allocated an amount of tax similar to that which would be paid if it filed a separate income tax return except for certain credit utilization and state apportionment results. In accordance with IRS regulations, each company is jointly and severally liable for the federal tax liability.
Current and Deferred Income Taxes
Details of income tax provisions are as follows:

	2025
	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Federal —
Current	$139	$110	$99	$57	$71	$28
Deferred	399	192	346	(6)	(133)	98
Total federal	538	302	445	51	(62)	126
State —
Current	94	95	32	(1)	(3)	32
Deferred	196	28	125	15	4	24
Total state	290	123	157	14	1	56
Total	$828	$425	$602	$65	$(61)	$182

	2024
	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Federal —
Current	$221	$357	$200	$32	$(112)	$84
Deferred	387	(111)	211	2	106	86
Total federal	608	246	411	34	(6)	170
State —
Current	152	103	52	(1)	6	42
Deferred	209	11	140	14	(13)	46
Total state	361	114	192	13	(7)	88
Total	$969	$360	$603	$47	$(13)	$258

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

	2023
	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Federal —
Current	$54	$242	$205	$49	$(320)	$62
Deferred	299	(257)	195	(26)	334	68
Total federal	353	(15)	400	23	14	130
State —
Current	41	82	37	1	(1)	24
Deferred	102	14	11	12	(1)	57
Total state	143	96	48	13	(2)	81
Total	$496	$81	$448	$36	$12	$211
Southern Company's and Southern Power's ITCs and PTCs generated in the current tax year and carried forward from prior tax years that cannot be utilized or transferred in the current tax year are reclassified from current to deferred taxes in federal income tax expense in the tables above. Southern Power's ITCs and PTCs reclassified in this manner were $95 million for 2025 and were immaterial for 2024 and 2023. See "Cash Paid for Income Taxes" and "Deferred Tax Assets and Liabilities" herein for additional information.
Under current tax law, certain projects are eligible for ITCs. The Registrants use the deferral method to account for federal and state ITCs, whereby the ITCs are recorded as a deferred credit and amortized to income tax expense over the useful life of the respective asset. In accordance with regulatory requirements, certain state ITCs at Georgia Power are recognized as an income tax benefit in the year the credit is generated through the establishment of a regulatory asset. ITCs amortized in 2025, 2024, and 2023 were immaterial for the traditional electric operating companies and Southern Company Gas and were as follows for Southern Company and Southern Power:

	Southern Company	Southern Power
	(in millions)
2025	$84	$58
2024	109	58
2023	84	58
When Southern Company recognizes tax credits, the tax basis of the asset is reduced by 50% of the ITCs received, which, together with the deferred credit, results in a net deferred tax asset. Southern Power has elected to recognize the tax benefit of this basis difference as a reduction to income tax expense in the year in which the plant reaches commercial operation.
Georgia Power's state ITCs and other state credits, which are recognized in the period in which the credits are generated, reduced Georgia Power's income tax expense by $31 million in 2025, $44 million in 2024, and $49 million in 2023.
Southern Power's federal and state PTCs, which are recognized in the period in which the credits are generated, reduced Southern Power's income tax expense by $33 million in 2025, $32 million in 2024, and $26 million in 2023.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

Cash Paid for Income Taxes
The following table disaggregates income taxes paid, excluding credit transfers, (net of refunds) by federal, state, and foreign taxes for the periods presented:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
2025
Federal	$170	$150	$53	$43	$162	$9
State	114	93	76	(1)	(14)	20
Total cash taxes paid	$284	$243	$129	$42	$148	$29

2024
Federal	$123	$289	$(21)	$51	$(22)	$53
State	53	98	7	—	(10)	6
Total cash taxes paid (received)	$176	$387	$(14)	$51	$(32)	$59

2023
Federal	$78	$256	$178	$52	$(252)	$71
State	51	59	42	—	(2)	20
Foreign	3	—	—	—	—	—
Total cash taxes paid (received)	$132	$315	$220	$52	$(254)	$91
Income taxes paid (net of refunds) exceeded 5% of total income taxes paid (net of refunds) in the following jurisdictions for the periods presented:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
2025
State —
Alabama	$92	$91	$ (*)	$ (*)	$ (*)	$ (*)
Georgia	(*)	(*)	74	(*)	(11)	(*)
Oklahoma	(*)	(*)	(*)	(*)	(9)	(*)
Illinois	20	(*)	(*)	(*)	(*)	20

2024
State —
Alabama	$99	$98	$ (*)	$ (*)	$ (*)	$ (*)
Georgia	(35)	(*)	7	(*)	6	7
Oklahoma	(18)	(*)	(*)	(*)	(18)	(*)

2023
State —
Alabama	$60	$57	$ (*)	$ (*)	$ (*)	$ (*)
Georgia	(13)	(*)	42	(*)	(*)	8
Oklahoma	(9)	(*)	(*)	(*)	(*)	(*)
Illinois	13	(*)	(*)	(*)	(*)	13
(*)Jurisdiction is either not applicable or below the threshold for the period presented.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

Southern Power, in 2025, paid back $95 million and, in 2024 and 2023, received $71 million and $332 million, respectively, of cash related to federal ITCs under renewable energy initiatives. See "Deferred Tax Assets and Liabilities" herein for additional information.
Alabama Power, Georgia Power, and Southern Power have entered into transferability agreements with non-affiliated parties to sell ITCs and PTCs at a discount to the generated credit value in 2024, 2025, and 2026. During 2025, Alabama Power, Georgia Power, and Southern Power received cash of $80 million, $64 million, and $24 million, respectively, from credits transferred. During 2024, Georgia Power and Southern Power received cash of $11 million and $24 million, respectively, from credits transferred. The discount is recorded as a reduction in tax credits recognized in the financial statements and does not have a material impact on results of operations. The Southern Company system continues to explore the ability to efficiently monetize its tax credits through third-party transfer agreements.
Pursuant to the Vogtle Joint Ownership Agreements, Georgia Power paid $156 million in 2025, $131 million in 2024, and $39 million in 2023 to the other Vogtle Owners for advanced nuclear PTCs for Plant Vogtle Unit 3 and 4, which were utilized and not reflected as a reduction to current income tax expense. The gains recognized in all periods were recorded in income tax benefit and were immaterial.
Effective Tax Rate
Southern Company's effective tax rate is typically lower than the statutory rate due to the flowback of excess deferred income taxes at the regulated utilities, federal income tax benefits from ITCs and PTCs primarily at Southern Power, Georgia Power, and Alabama Power, and non-taxable AFUDC equity at the traditional electric operating companies.
A reconciliation of the federal statutory income tax rate to the effective income tax (benefit) rate is as follows:

	2025
	Southern Company		Alabama Power		Georgia Power		Mississippi Power		Southern Power		Southern Company Gas
	(in millions, except percentages)
Federal statutory rate	$1,050	21.0%	$408	21.0%	$725	21.0%	$59	21.0%	$(22)	(21.0%)	$192	21.0%
State and local income tax, net of federal income tax effect(*)	254	5.1	97	5.0	149	4.3	11	4.0	1	1.0	44	4.8
Tax credits —
Amortization of ITCs	(56)	(1.1)	(2)	(0.1)	(2)	(0.1)	—	—	(46)	(43.7)	—	—
Federal PTCs	(166)	(3.3)	—	—	(137)	(4.0)	—	—	(28)	(26.8)	—	—
Other	(2)	—	(1)	—	(1)	—	—	—	—	—	—	—
Nontaxable or nondeductible items —
AFUDC equity	(67)	(1.3)	(14)	(0.7)	(52)	(1.5)	—	—	—	—	—	—
Other	19	0.4	12	0.6	21	0.6	2	0.6	—	—	(5)	(0.5)
Changes in unrecognized tax benefits	(26)	(0.5)	—	—	(26)	(0.7)	—	—	—	—	—	—
Other adjustments —
Noncontrolling interests	36	0.7	—	—	—	—	—	—	36	33.9	—	—
Federal flowback of excess deferreds	(170)	(3.4)	(58)	(3.0)	(57)	(1.7)	(5)	(1.9)	—	—	(45)	(4.9)
Other	(44)	(1.0)	(17)	(0.9)	(18)	(0.5)	(2)	(0.5)	(2)	(1.2)	(4)	(0.5)
Effective income tax (benefit) rate	$828	16.6%	$425	21.9%	$602	17.4%	$65	23.2%	$(61)	(57.8%)	$182	19.9%
(*)The following states made up the majority (greater than 50%) of the tax effect in this category: for Southern Company and Georgia Power, Georgia; for Alabama Power, Alabama; for Mississippi Power, Mississippi; for Southern Power, Alabama, California, Delaware, Georgia, North Carolina, Oklahoma, and Tennessee; and for Southern Company Gas, Illinois.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

	2024
	Southern Company		Alabama Power		Georgia Power		Mississippi Power		Southern Power		Southern Company Gas
	(in millions, except percentages)
Federal statutory rate	$1,098	21.0%	$370	21.0%	$661	21.0%	$52	21.0%	$36	21.0%	$209	21.0%
State and local income tax, net of federal income tax effect(*)	305	5.8	89	5.0	184	5.9	11	4.4	(4)	(2.3)	62	6.2
Foreign tax effects	6	0.1	—	—	—	—	—	—	—	—	—	—
Effect of cross-border tax laws	(1)	—	—	—	—	—	—	—	—	—	—	—
Tax credits —
Amortization of ITCs	(61)	(1.2)	(1)	(0.1)	(7)	(0.2)	—	—	(46)	(26.4)	—	—
Federal PTCs	(147)	(2.8)	(1)	(0.1)	(116)	(3.7)	—	—	(30)	(17.2)	—	—
Other	(3)	(0.1)	(1)	—	(1)	—	—	—	—	—	—	—
Nontaxable or nondeductible items —								—
AFUDC equity	(44)	(0.8)	(12)	(0.7)	(32)	(1.0)	—	—	—	—	—	—
Other	30	0.6	12	0.7	26	0.8	1	0.6	1	0.2	1	0.1
Changes in unrecognized tax benefits —
State changes in unrecognized tax benefits from prior periods, net of federal income tax effect	(25)	(0.5)	—	—	(33)	(1.0)	—	—	—	—	8	0.8
Other adjustments —
Noncontrolling interests	30	0.6	—	—	—	—	—	—	30	17.1	—	—
Federal flowback of excess deferreds	(206)	(3.9)	(94)	(5.3)	(70)	(2.2)	(16)	(6.5)	—	—	(22)	(2.2)
Other	(13)	(0.3)	(2)	(0.1)	(9)	(0.4)	(1)	(0.3)	—	—	—	(0.1)
Effective income tax (benefit) rate	$969	18.5%	$360	20.4%	$603	19.2%	$47	19.2%	$(13)	(7.6%)	$258	25.8%
(*)The following states made up the majority (greater than 50%) of the tax effect in this category: for Southern Company and Georgia Power, Georgia; for Alabama Power, Alabama; for Mississippi Power, Mississippi; for Southern Power, Georgia and Oklahoma; and for Southern Company Gas, Illinois.

	2023
	Southern Company		Alabama Power		Georgia Power		Mississippi Power		Southern Power		Southern Company Gas
	(in millions, except percentages)
Federal statutory rate	$912	21.0%	$305	21.0%	$531	21.0%	$47	21.0%	$51	21.0%	$174	21.0%
State and local income tax, net of federal income tax effect(*)	117	2.7	75	5.2	45	1.8	11	4.9	(2)	(0.7)	62	7.6
Tax credits —
Amortization of ITCs	(56)	(1.3)	(1)	(0.1)	(2)	(0.1)	—	—	(46)	(19.0)	—	—
Federal PTCs	(52)	(1.2)	—	—	(35)	(1.4)	—	—	(18)	(7.4)	—	—
Other	(4)	(0.1)	(2)	(0.1)	(2)	(0.1)	—	—	—	—	—	—
Nontaxable or nondeductible items —
AFUDC equity	(48)	(1.1)	(17)	(1.2)	(31)	(1.2)	—	—	—	—	—	—
Other	23	0.5	14	1.0	21	0.8	1	0.5	1	0.4	1	0.1
Changes in unrecognized tax benefits	(5)	(0.1)	—	—	(6)	(0.2)	—	—	—	—	2	0.2
Other adjustments —
Noncontrolling interests	27	0.6	—	—	—	—	—	—	27	11.1	—	—
Federal flowback of excess deferreds	(401)	(9.2)	(287)	(19.8)	(64)	(2.6)	(23)	(10.2)	—	—	(22)	(2.6)
Other	(17)	(0.4)	(6)	(0.4)	(9)	(0.2)	—	—	(1)	(0.3)	(6)	(0.7)
Effective income tax rate	$496	11.4%	$81	5.6%	$448	17.8%	$36	16.2%	$12	5.1%	$211	25.6%
(*)The following states made up the majority (greater than 50%) of the tax effect in this category: for Southern Company and Alabama Power, Alabama; for Georgia Power, Georgia; for Mississippi Power, Mississippi; for Southern Power, Georgia and Oklahoma; and for Southern Company Gas, Illinois.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

Deferred Tax Assets and Liabilities
The tax effects of temporary differences between the carrying amounts of assets and liabilities in the financial statements of the Registrants and their respective tax bases, which give rise to deferred tax assets and liabilities, are as follows:

	At December 31, 2025
	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Deferred tax liabilities —
Accelerated depreciation	$10,234	$2,641	$4,035	$363	$1,345	$1,675
Property basis differences	3,090	1,394	1,099	177	—	418
Employee benefit obligations	1,223	434	501	66	15	64
AROs	710	422	242	—	—	—
Under recovered fuel and natural gas costs	195	45	135	15	—	—
Regulatory assets —
AROs	1,809	590	1,191	28	—	—
Employee benefit obligations	699	190	221	34	—	33
Remaining book value of retired assets	395	229	161	5	—	—
Storm damage reserves	236	—	236	—	—	—
Premium on reacquired debt	53	8	44	1	—	—
Other	644	141	211	32	26	175
Total deferred income tax liabilities	19,288	6,094	8,076	721	1,386	2,365
Deferred tax assets —
AROs	2,519	1,012	1,433	28	—	—
ITC and PTC carryforwards	1,427	31	683	2	481	—
Employee benefit obligations	837	188	261	47	17	77
Estimated loss on plants under construction	679	—	679	—	—	—
Estimated loss on regulatory disallowance	38	—	—	—	—	38
Other state deferred tax attributes	346	—	25	211	48	12
Federal effect of net state deferred tax liabilities	460	201	141	—	24	114
Other property basis differences	159	—	73	—	73	—
State effect of federal deferred taxes	136	136	—	—	—	—
Other partnership basis differences	149	—	—	—	149	—
Regulatory liability associated with the Tax Reform Legislation (not subject to normalization)	18	18	—	—	—	—
Long-term debt fair value adjustment	67	—	—	—	—	67
Other comprehensive losses	51	2	—	—	—	—
Other	780	297	237	49	44	92
Total deferred income tax assets	7,666	1,885	3,532	337	836	400
Valuation allowance	(445)	—	(267)	(41)	(29)	(6)
Net deferred income tax assets	7,221	1,885	3,265	296	807	394
Net deferred income taxes (assets)/liabilities	$12,067	$4,209	$4,811	$425	$579	$1,971

Recognized in the balance sheets:
Accumulated deferred income taxes – assets	$(66)	$—	$—	$(66)	$—	$—
Accumulated deferred income taxes – liabilities	$12,133	$4,209	$4,811	$491	$579	$1,971

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

	At December 31, 2024
	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Deferred tax liabilities —
Accelerated depreciation	$9,828	$2,583	$3,810	$344	$1,309	$1,575
Property basis differences	3,025	1,497	918	192	—	412
Employee benefit obligations	1,067	362	470	54	13	60
AROs	727	458	221	—	—	—
Under recovered fuel and natural gas costs	318	13	305	—	—	—
Regulatory assets —
AROs	1,886	658	1,193	35	—	—
Employee benefit obligations	746	191	237	35	—	35
Remaining book value of retired assets	360	168	187	5	—	—
Storm damage reserves	216	—	216	—	—	—
Premium on reacquired debt	57	8	48	1	—	—
Other	678	171	187	61	1	201
Total deferred income tax liabilities	18,908	6,109	7,792	727	1,323	2,283
Deferred tax assets —
AROs	2,613	1,116	1,414	35	—	—
CAMT carryforwards	40	—	18	—	—	104
ITC and PTC carryforwards	1,380	48	719	—	384	—
Employee benefit obligations	897	196	279	49	16	87
Estimated loss on plants under construction	773	—	773	—	—	—
Estimated loss on regulatory disallowance	20	—	—	—	—	20
Other state deferred tax attributes	366	—	26	224	49	16
Federal effect of net state deferred tax liabilities	402	197	100	—	23	107
Other property basis differences	176	—	75	—	85	—
State effect of federal deferred taxes	126	126	—	—	—	—
Other partnership basis differences	60	—	—	—	60	—
Regulatory liability associated with the Tax Reform Legislation (not subject to normalization)	18	18	—	—	—	—
Long-term debt fair value adjustment	73	—	—	—	—	73
Other comprehensive losses	48	3	—	—	1	—
Other	601	227	160	50	20	86
Total deferred income tax assets	7,593	1,931	3,564	358	638	493
Valuation allowance	(333)	—	(157)	(41)	(27)	(6)
Net deferred income tax assets	7,260	1,931	3,407	317	611	487
Net deferred income taxes (assets)/liabilities	$11,648	$4,178	$4,385	$410	$712	$1,796

Recognized in the balance sheets:
Accumulated deferred income taxes – assets	$(82)	$—	$—	$(82)	$—	$—
Accumulated deferred income taxes – liabilities	$11,730	$4,178	$4,385	$492	$712	$1,796
The traditional electric operating companies and the natural gas distribution utilities have tax-related regulatory assets (deferred income tax charges) and regulatory liabilities (deferred income tax credits). The regulatory assets are primarily attributable to tax benefits flowed through to customers in prior years, deferred taxes previously recognized at rates lower than the current enacted tax law, and taxes applicable to capitalized interest. The regulatory liabilities are primarily attributable to deferred taxes previously recognized at rates higher than the current enacted tax law, certain tax credits deferred for future customer benefit, and unamortized ITCs. See Note 2 for each Registrant's related balances at December 31, 2025 and 2024.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

Tax Credit Carryforwards
Federal ITC/PTC carryforwards at December 31, 2025 were as follows:

	Southern Company	Alabama Power	Georgia Power	Southern Power
	(in millions)
Federal ITC/PTC carryforwards	$850	$31	$152	$481
Tax year(s) in which federal ITC/PTC carryforwards expire(*)	2031-2045	2032-2045	2031-2045	2035-2045
Year by which federal ITC/PTC carryforwards are expected to be utilized	2031	2031	2031	2031
(*)The federal ITC/PTC carryforwards at Alabama Power and Georgia Power expiring in 2031-2034 are immaterial to their respective financial statements.
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
At December 31, 2025, Southern Company and Georgia Power also had approximately $483 million and $438 million, respectively, in net state investment and other net state tax credit carryforwards for the State of Georgia that will expire between tax years 2025 and 2033 and are not expected to be fully utilized. Southern Company and Georgia Power have a net state valuation allowance of $248 million and $211 million, respectively, associated with these carryforwards, both of which increased during 2025 by $87 million.
The ultimate outcome of these matters cannot be determined at this time.
Net Operating Loss Carryforwards
At December 31, 2025, the net state income tax benefit of state and local NOL carryforwards and associated valuation allowances for Southern Company's subsidiaries were as follows:

Company/Jurisdiction	Approximate Net State Income Tax Benefit of NOL Carryforwards	Tax Year NOL Begins Expiring	Net State Valuation Allowance for NOL Carryforwards
	(in millions)		(in millions)
Mississippi Power
Mississippi	$167	2032	$(32)

Southern Power
Oklahoma	$25	2035	$(13)
Florida	10	2034	(10)
Other states	2	2034	—
Southern Power total	$37		$(23)

Other(*)
New York	$11	2036	$(11)
New York City	14	2036	(14)
Other states	21	2026	(5)
Southern Company total	$250		$(85)
(*)Represents other non-registrant Southern Company subsidiaries. Alabama Power, Georgia Power, and Southern Company Gas did not have material state or local NOL carryforwards at December 31, 2025.
Certain state NOLs are not expected to be fully utilized prior to expiration. The ultimate outcome of these matters cannot be determined at this time.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

Unrecognized Tax Benefits
Changes in unrecognized tax benefits for the periods presented were as follows:

	Southern Company	Alabama Power	Georgia Power	Southern Company Gas
	(in millions)
Unrecognized tax benefits at December 31, 2022	$80	$—	$—	$32
Tax positions changes —
Increase from prior periods	88	—	86	2
Statute of limitations expiration	(52)	—	(9)	—
Unrecognized tax benefits at December 31, 2023	116	—	77	34
Tax positions changes —
Increase from prior periods	10	—	—	10
Decrease from prior periods	(44)	—	(43)	—
Unrecognized tax benefits at December 31, 2024	82	—	34	44
Tax positions changes —
Statute of limitations expiration	(34)	—	(34)	—
Increase from current period	122	50	72	—
Unrecognized tax benefits at December 31, 2025	$170	$50	$72	$44
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
The unrecognized tax positions decrease from prior periods and statute of limitations expiration for 2024 and 2025, respectively, are primarily related to the 2019 through 2021 amended state filing positions related to tax credit utilization at Georgia Power.
Alabama Power and Georgia Power recorded an unrecognized tax position in the second quarter 2025 for zero-emission nuclear power PTCs generated on the consolidated 2024 federal income tax return due to the uncertainty to meet the prevailing wage requirements. In the fourth quarter 2025, the unrecognized tax position at Alabama Power and Georgia Power was reversed as Southern Company received the acceptance letter from the IRS on these PTCs for the 2024 tax year. The reversal of the unrecognized tax position did not impact Southern Company's, Alabama Power's, and Georgia Power's effective tax rates.
The unrecognized tax positions increase from the current period is related to the Alabama Power and Georgia Power zero-emission nuclear power PTCs for the 2025 tax year of $50 million and $72 million, respectively.
All of the Registrants classify interest on tax uncertainties as interest expense. Accrued interest for all tax positions was immaterial for all periods presented. None of the Registrants accrued any penalties on uncertain tax positions.
The IRS has finalized its audits of Southern Company's consolidated federal income tax returns through 2024. Southern Company is a participant in the Compliance Assurance Process of the IRS. The IRS selected six Southern Power partnership returns for exam for the 2020 and 2021 tax years. One audit for 2020 is still under review, and the remaining audits have been closed with no change. The ultimate outcome of this matter cannot be determined at this time. The audits for the Registrants' state income tax returns have either been concluded, or the statute of limitations has expired, for years prior to 2018.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

11. RETIREMENT BENEFITS
The Southern Company system has a qualified defined benefit, trusteed pension plan covering substantially all employees, with the exception of PowerSecure employees. The qualified pension plan is funded in accordance with requirements of the Employee Retirement Income Security Act of 1974, as amended (ERISA). No contributions to the qualified pension plan were made for the year ended December 31, 2025 and no mandatory contributions to the qualified pension plan are anticipated for the year ending December 31, 2026. The Southern Company system also provides certain non-qualified defined benefits for a select group of management and highly compensated employees, which are funded on a cash basis. In addition, the Southern Company system provides certain medical care and life insurance benefits for retired employees through other postretirement benefit plans. The traditional electric operating companies fund other postretirement trusts to the extent required by their respective regulatory commissions. For the year ending December 31, 2026, no contributions to any other postretirement trusts are expected.
Actuarial Assumptions
The weighted average rates assumed in the actuarial calculations used to determine both the net periodic costs for the pension and other postretirement benefit plans for the following year and the benefit obligations as of the measurement date are presented below.

	2025
Assumptions used to determine net periodic costs:	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
Pension plans
Discount rate – benefit obligations	5.76%	5.78%	5.75%	5.76%	5.84%	5.73%
Discount rate – interest costs	5.47	5.48	5.44	5.46	5.58	5.46
Discount rate – service costs	5.93	5.95	5.95	5.94	5.93	5.84
Expected long-term return on plan assets	8.50	8.50	8.50	8.50	8.50	8.50
Annual salary increase	4.60	4.60	4.60	4.60	4.60	4.60
Other postretirement benefit plans
Discount rate – benefit obligations	5.64%	5.67%	5.61%	5.63%	5.73%	5.62%
Discount rate – interest costs	5.35	5.38	5.34	5.34	5.45	5.30
Discount rate – service costs	5.90	5.92	5.91	5.89	5.86	5.89
Expected long-term return on plan assets	7.80	8.06	7.78	7.69	—	6.44
Annual salary increase	4.60	4.60	4.60	4.60	4.60	4.60

	2024
Assumptions used to determine net periodic costs:	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
Pension plans
Discount rate – benefit obligations	5.07%	5.08%	5.06%	5.06%	5.14%	5.05%
Discount rate – interest costs	4.94	4.94	4.94	4.93	5.01	4.93
Discount rate – service costs	5.19	5.20	5.21	5.19	5.20	5.13
Expected long-term return on plan assets	8.30	8.30	8.30	8.30	8.30	8.30
Annual salary increase	4.60	4.60	4.60	4.60	4.60	4.60
Other postretirement benefit plans
Discount rate – benefit obligations	4.99%	5.01%	4.98%	4.98%	5.06%	4.98%
Discount rate – interest costs	4.90	4.90	4.89	4.90	4.94	4.89
Discount rate – service costs	5.16	5.17	5.16	5.16	5.14	5.16
Expected long-term return on plan assets	7.67	7.97	7.59	7.43	—	6.36
Annual salary increase	4.60	4.60	4.60	4.60	4.60	4.60

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

	2023
Assumptions used to determine net periodic costs:	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
Pension plans
Discount rate – benefit obligations	5.25%	5.26%	5.25%	5.25%	5.31%	5.24%
Discount rate – interest costs	5.13	5.14	5.12	5.12	5.19	5.12
Discount rate – service costs	5.36	5.38	5.38	5.37	5.37	5.31
Expected long-term return on plan assets	8.40	8.40	8.40	8.40	8.40	8.40
Annual salary increase	4.80	4.80	4.80	4.80	4.80	4.80
Other postretirement benefit plans
Discount rate – benefit obligations	5.18%	5.20%	5.17%	5.17%	5.24%	5.16%
Discount rate – interest costs	5.08	5.09	5.07	5.08	5.12	5.07
Discount rate – service costs	5.34	5.35	5.34	5.33	5.33	5.33
Expected long-term return on plan assets	7.67	7.95	7.49	7.43	—	6.59
Annual salary increase	4.80	4.80	4.80	4.80	4.80	4.80

	2025
Assumptions used to determine benefit obligations:	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
Pension plans
Discount rate	5.69%	5.72%	5.67%	5.66%	5.85%	5.61%
Annual salary increase	5.00	5.00	5.00	5.00	5.00	5.00
Other postretirement benefit plans
Discount rate	5.40%	5.45%	5.34%	5.38%	5.59%	5.38%
Annual salary increase	5.00	5.00	5.00	5.00	5.00	5.00

	2024
Assumptions used to determine benefit obligations:	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
Pension plans
Discount rate	5.76%	5.78%	5.75%	5.76%	5.84%	5.73%
Annual salary increase	4.60	4.60	4.60	4.60	4.60	4.60
Other postretirement benefit plans
Discount rate	5.64%	5.67%	5.61%	5.63%	5.73%	5.62%
Annual salary increase	4.60	4.60	4.60	4.60	4.60	4.60
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

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

An additional assumption used in measuring the accumulated other postretirement benefit obligations (APBO) was a weighted average medical care cost trend rate. The weighted average medical care cost trend rates used in measuring the APBO for the Registrants at December 31, 2025 were as follows:

	Initial Cost Trend Rate	Ultimate Cost Trend Rate	Year That Ultimate Rate is Reached
Pre-65	8.50%	4.50%	2034
Post-65 medical	6.00	4.50	2034
Post-65 prescription	11.00	4.50	2034
Pension Plans
The total accumulated benefit obligation for the pension plans at December 31, 2025 and 2024 was as follows:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
At December 31, 2025	$11,952	$2,730	$3,549	$542	$147	$829
At December 31, 2024	11,437	2,617	3,438	519	140	779
An actuarial loss of $458 million and an actuarial gain of $887 million were recorded for the annual remeasurement of the Southern Company system pension plans at December 31, 2025 and 2024, respectively, primarily due to a decrease of 7 basis points and an increase of 69 basis points, respectively, in the overall discount rate used to calculate the benefit obligation as a result of a change in market interest rates.
Changes in the projected benefit obligations and the fair value of plan assets during the plan years ended December 31, 2025 and 2024 were as follows:

	2025
	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Change in benefit obligation
Benefit obligation at beginning of year	$12,564	$2,908	$3,733	$567	$167	$842
Service cost	264	60	63	11	6	27
Interest cost	664	154	196	30	9	45
Benefits paid	(761)	(166)	(247)	(35)	(6)	(55)
Actuarial (gain) loss	458	99	128	21	(1)	36
Balance at end of year	13,189	3,055	3,873	594	175	895
Change in plan assets
Fair value of plan assets at beginning of year	14,559	3,539	4,519	664	188	978
Actual return on plan assets	1,886	452	576	86	22	130
Employer contributions	66	13	13	2	1	2
Benefits paid	(761)	(166)	(247)	(35)	(6)	(55)
Fair value of plan assets at end of year	15,750	3,838	4,861	717	205	1,055
Accrued asset	$2,561	$783	$988	$123	$30	$160

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

	2024
	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Change in benefit obligation
Benefit obligation at beginning of year	$13,252	$3,076	$4,009	$599	$177	$882
Service cost	292	68	70	12	7	28
Interest cost	635	148	191	29	9	42
Benefits paid	(728)	(162)	(239)	(33)	(6)	(46)
Actuarial gain	(887)	(222)	(298)	(40)	(20)	(64)
Balance at end of year	12,564	2,908	3,733	567	167	842
Change in plan assets
Fair value of plan assets at beginning of year	14,618	3,544	4,571	669	185	980
Actual return on plan assets	604	148	152	23	7	39
Employer contributions	65	9	35	5	2	5
Benefits paid	(728)	(162)	(239)	(33)	(6)	(46)
Fair value of plan assets at end of year	14,559	3,539	4,519	664	188	978
Accrued asset	$1,995	$631	$786	$97	$21	$136
The projected benefit obligations for the qualified and non-qualified pension plans at December 31, 2025 are shown in the following table. All pension plan assets are related to the qualified pension plan.

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Projected benefit obligations:
Qualified pension plan	$12,493	$2,939	$3,762	$566	$154	$837
Non-qualified pension plan	696	116	111	28	21	59

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

Amounts recognized in the balance sheets at December 31, 2025 and 2024 related to the Registrants' pension plans consist of the following:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
At December 31, 2025:
Prepaid pension costs(a)	$3,257	$899	$1,099	$151	$51	$219
Other regulatory assets, deferred(b)	2,533	687	907	136	—	114
Other current liabilities	(68)	(12)	(13)	(3)	(2)	(3)
Employee benefit obligations(c)	(628)	(104)	(98)	(25)	(19)	(56)
Other regulatory liabilities, deferred	(47)	—	—	—	—	—
AOCI	38	—	—	—	4	(56)

At December 31, 2024:
Prepaid pension costs(a)	$2,674	$746	$897	$124	$41	$191
Other regulatory assets, deferred(b)	2,708	741	973	144	—	126
Other current liabilities	(68)	(13)	(13)	(2)	(2)	(4)
Employee benefit obligations(c)	(611)	(102)	(98)	(25)	(18)	(51)
Other regulatory liabilities, deferred	(50)	—	—	—	—	—
AOCI	52	—	—	—	11	(54)
(a)Included in prepaid pension and other postretirement benefit costs on Alabama Power's and Southern Company Gas' balance sheets and other deferred charges and assets on Southern Power's consolidated balance sheets.
(b)Amounts for Southern Company exclude regulatory assets of $135 million and $155 million at December 31, 2025 and 2024, respectively, associated with unamortized amounts in Southern Company Gas' pension plans prior to its acquisition by Southern Company.
(c)Included in other deferred credits and liabilities on Southern Power's consolidated balance sheets.
Presented below are the amounts included in regulatory assets at December 31, 2025 and 2024 related to the portion of the defined benefit pension plan attributable to Southern Company, the traditional electric operating companies, and Southern Company Gas that had not yet been recognized in net periodic pension cost.

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Company Gas
	(in millions)
Balance at December 31, 2025
Regulatory assets:
Prior service cost	$8	$3	$4	$1	$(2)
Net loss	2,478	684	903	135	89
Regulatory amortization	—	—	—	—	27
Total regulatory assets(*)	$2,486	$687	$907	$136	$114

Balance at December 31, 2024
Regulatory assets:
Prior service cost	$8	$3	$5	$1	$(4)
Net loss	2,650	738	968	143	91
Regulatory amortization	—	—	—	—	39
Total regulatory assets(*)	$2,658	$741	$973	$144	$126
(*)Amounts for Southern Company exclude regulatory assets of $135 million and $155 million at December 31, 2025 and 2024, respectively, associated with unamortized amounts in Southern Company Gas' pension plans prior to its acquisition by Southern Company.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

The changes in the balance of net regulatory assets (liabilities) related to the portion of the defined benefit pension plan attributable to Southern Company, the traditional electric operating companies, and Southern Company Gas for the years ended December 31, 2025 and 2024 are presented in the following table:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Company Gas
	(in millions)
Net regulatory assets (liabilities):(*)
Balance at December 31, 2023	$2,913	$821	$1,051	$152	$143
Net gain	(199)	(63)	(58)	(5)	(7)
Reclassification adjustments:
Amortization of prior service costs	(1)	(1)	(1)	—	2
Amortization of net loss	(55)	(16)	(19)	(3)	(1)
Amortization of regulatory assets(*)	—	—	—	—	(11)
Total reclassification adjustments	(56)	(17)	(20)	(3)	(10)
Total change	(255)	(80)	(78)	(8)	(17)
Balance at December 31, 2024	$2,658	$741	$973	$144	$126
Net (gain) loss	(127)	(42)	(50)	(5)	1
Reclassification adjustments:
Amortization of prior service costs	(1)	(1)	(1)	—	2
Amortization of net loss	(44)	(11)	(15)	(3)	(3)
Amortization of regulatory assets(*)	—	—	—	—	(12)
Total reclassification adjustments	(45)	(12)	(16)	(3)	(13)
Total change	(172)	(54)	(66)	(8)	(12)
Balance at December 31, 2025	$2,486	$687	$907	$136	$114
(*)Amounts for Southern Company exclude regulatory assets of $135 million and $155 million at December 31, 2025 and 2024, respectively, associated with unamortized amounts in Southern Company Gas' pension plans prior to its acquisition by Southern Company.
Presented below are the amounts included in AOCI at December 31, 2025 and 2024 related to the portion of the defined benefit pension plan attributable to Southern Company, Southern Power, and Southern Company Gas that had not yet been recognized in net periodic pension cost.

	Southern Company	Southern Power	Southern Company Gas
	(in millions)
Balance at December 31, 2025
AOCI:
Net (gain) loss	$38	$4	$(56)

Balance at December 31, 2024
AOCI:
Prior service cost	$(1)	$—	$(1)
Net (gain) loss	53	11	(53)
Total AOCI	$52	$11	$(54)

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

The components of OCI related to the portion of the defined benefit pension plan attributable to Southern Company, Southern Power, and Southern Company Gas for the years ended December 31, 2025 and 2024 are presented in the following table:

	Southern Company	Southern Power	Southern Company Gas
	(in millions)
AOCI:
Balance at December 31, 2023	$79	$20	$(45)
Net gain	(29)	(9)	(11)
Reclassification adjustments:
Amortization of prior service costs	1	—	2
Amortization of net gain	1	—	—
Total reclassification adjustments	2	—	2
Total change	(27)	(9)	(9)
Balance at December 31, 2024	$52	$11	$(54)
Net gain	(21)	(7)	(3)
Reclassification adjustments:
Amortization of prior service costs	1	—	1
Amortization of net gain	6	—	—
Total reclassification adjustments	7	—	1
Total change	(14)	(7)	(2)
Balance at December 31, 2025	$38	$4	$(56)

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

Components of net periodic pension cost for the Registrants were as follows:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
2025
Service cost	$264	$60	$63	$11	$6	$27
Interest cost	664	154	196	30	9	45
Expected return on plan assets	(1,281)	(312)	(397)	(59)	(17)	(86)
Recognized net (gain) loss(*)	38	11	15	3	—	(1)
Net amortization(*)	—	1	1	—	—	15
Prior service cost(*)	—	—	—	—	—	(3)
Net periodic pension income	$(315)	$(86)	$(122)	$(15)	$(2)	$(3)

2024
Service cost	$292	$68	$70	$12	$7	$28
Interest cost	635	148	191	29	9	42
Expected return on plan assets	(1,263)	(307)	(393)	(58)	(17)	(85)
Recognized net loss(*)	55	16	19	3	—	—
Net amortization(*)	—	1	1	—	—	15
Prior service cost(*)	—	—	—	—	—	(3)
Net periodic pension income	$(281)	$(74)	$(112)	$(14)	$(1)	$(3)

2023
Service cost	$275	$64	$68	$11	$6	$24
Interest cost	626	145	191	28	8	42
Expected return on plan assets	(1,229)	(297)	(385)	(56)	(15)	(85)
Recognized net (gain) loss(*)	32	9	13	2	—	(5)
Net amortization(*)	—	1	1	—	—	15
Prior service cost(*)	—	—	—	—	—	(3)
Net periodic pension income	$(296)	$(78)	$(112)	$(15)	$(1)	$(12)
(*)For Southern Company, excludes amounts related to net periodic pension cost of $20 million, $20 million, and $17 million for the years ended December 31, 2025, 2024, and 2023, respectively, associated with unamortized amounts in Southern Company Gas' pension plans prior to its acquisition by Southern Company.
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

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

Future benefit payments reflect expected future service and are estimated based on assumptions used to measure the projected benefit obligation for the pension plans. At December 31, 2025, estimated benefit payments were as follows:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Benefit Payments:
2026	$803	$176	$252	$36	$7	$62
2027	827	182	255	37	8	63
2028	847	188	259	38	7	65
2029	868	193	264	38	8	66
2030	889	198	267	39	9	68
2031 to 2035	4,638	1,041	1,353	209	55	360
Other Postretirement Benefits
An actuarial loss of $71 million was recorded for the annual remeasurement of the Southern Company system other postretirement benefit plans at December 31, 2025 primarily due to a decrease of 24 basis points in the overall discount rate used to calculate the benefit obligation as a result of a change in market interest rates.
Changes in the APBO and the fair value of the Registrants' plan assets during the plan years ended December 31, 2025 and 2024 were as follows:

	2025
	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Change in benefit obligation
Benefit obligation at beginning of year	$1,359	$326	$488	$55	$9	$156
Service cost	13	4	4	1	—	—
Interest cost	70	17	25	3	—	7
Benefits paid	(113)	(24)	(40)	(5)	(1)	(16)
Actuarial (gain) loss	71	17	34	3	1	(1)
Balance at end of year	1,400	340	511	57	9	146
Change in plan assets
Fair value of plan assets at beginning of year	1,141	421	420	24	—	141
Actual return on plan assets	158	56	61	4	—	19
Employer contributions	65	4	17	4	1	12
Benefits paid	(113)	(24)	(40)	(5)	(1)	(16)
Fair value of plan assets at end of year	1,251	457	458	27	—	156
Accrued asset (liability)	$(149)	$117	$(53)	$(30)	$(9)	$10

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

	2024
	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Change in benefit obligation
Benefit obligation at beginning of year	$1,386	$329	$489	$57	$9	$172
Service cost	15	4	4	1	—	1
Interest cost	65	16	23	3	—	8
Benefits paid	(105)	(25)	(37)	(4)	(1)	(12)
Actuarial (gain) loss	(2)	2	9	(2)	1	(13)
Balance at end of year	1,359	326	488	55	9	156
Change in plan assets
Fair value of plan assets at beginning of year	1,095	403	410	25	—	128
Actual return on plan assets	96	37	34	—	—	18
Employer contributions	55	6	13	3	1	7
Benefits paid	(105)	(25)	(37)	(4)	(1)	(12)
Fair value of plan assets at end of year	1,141	421	420	24	—	141
Accrued asset (liability)	$(218)	$95	$(68)	$(31)	$(9)	$(15)
Amounts recognized in the balance sheets at December 31, 2025 and 2024 related to the Registrants' other postretirement benefit plans consist of the following:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
At December 31, 2025:
Prepaid other postretirement benefit costs(a)	$—	$117	$—	$—	$—	$10
Other regulatory assets, deferred(b)	25	—	—	—	—	—
Other current liabilities	(6)	—	—	—	(1)	—
Employee benefit obligations(c)	(143)	—	(53)	(30)	(8)	—
Other regulatory liabilities, deferred	(199)	(47)	(56)	(6)	—	(93)
AOCI	(13)	—	—	—	1	(16)

At December 31, 2024:
Prepaid other postretirement benefit costs(a)	$—	$95	$—	$—	$—	$—
Other regulatory assets, deferred(b)	24	—	3	—	—	—
Other current liabilities	(6)	—	—	—	(1)	—
Employee benefit obligations(c)	(212)	—	(68)	(31)	(8)	(15)
Other regulatory liabilities, deferred	(213)	(45)	(67)	(9)	—	(84)
AOCI	(14)	—	—	—	—	(15)
(a)Included in prepaid pension and other postretirement benefit costs on Alabama Power's and Southern Company Gas' balance sheets.
(b)Amounts for Southern Company exclude regulatory assets of $4 million and $16 million at December 31, 2025 and 2024, respectively, associated with unamortized amounts in Southern Company Gas' other postretirement benefit plans prior to its acquisition by Southern Company.
(c)Included in other deferred credits and liabilities on Southern Power's consolidated balance sheets.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

Presented below are the amounts included in net regulatory assets (liabilities) at December 31, 2025 and 2024 related to the other postretirement benefit plans of Southern Company, the traditional electric operating companies, and Southern Company Gas that had not yet been recognized in net periodic other postretirement benefit cost.

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Company Gas
	(in millions)
Balance at December 31, 2025:
Regulatory assets (liabilities):
Prior service cost	$8	$3	$3	$1	$—
Net gain	(182)	(50)	(59)	(7)	(75)
Regulatory amortization	—	—	—	—	(18)
Total regulatory assets (liabilities)(*)	$(174)	$(47)	$(56)	$(6)	$(93)

Balance at December 31, 2024:
Regulatory assets (liabilities):
Prior service cost	$11	$3	$4	$1	$—
Net gain	(200)	(48)	(68)	(10)	(71)
Regulatory amortization	—	—	—	—	(13)
Total regulatory assets (liabilities)(*)	$(189)	$(45)	$(64)	$(9)	$(84)
(*)Amounts for Southern Company exclude regulatory assets of $4 million and $16 million at December 31, 2025 and 2024, respectively, associated with unamortized amounts in Southern Company Gas' other postretirement benefit plans prior to its acquisition by Southern Company.
The changes in the balance of net regulatory assets (liabilities) related to the other postretirement benefit plans for the plan years ended December 31, 2025 and 2024 are presented in the following table:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Company Gas
	(in millions)
Net regulatory assets (liabilities):(*)
Balance at December 31, 2023	$(208)	$(48)	$(74)	$(10)	$(68)
Net (gain) loss	8	1	6	1	(12)
Reclassification adjustments:
Amortization of prior service costs	(2)	(1)	(1)	—	—
Amortization of net gain	13	3	5	—	5
Amortization of regulatory assets(*)	—	—	—	—	(9)
Total reclassification adjustments	11	2	4	—	(4)
Total change	19	3	10	1	(16)
Balance at December 31, 2024	$(189)	$(45)	$(64)	$(9)	$(84)
Net (gain) loss	5	(3)	6	3	2
Reclassification adjustments:
Amortization of prior service costs	(2)	(1)	(1)	—	—
Amortization of net gain (loss)	12	2	3	—	(6)
Amortization of regulatory assets(*)	—	—	—	—	(5)
Total reclassification adjustments	10	1	2	—	(11)
Total change	15	(2)	8	3	(9)
Balance at December 31, 2025	$(174)	$(47)	$(56)	$(6)	$(93)
(*)Amounts for Southern Company exclude regulatory assets of $4 million and $16 million at December 31, 2025 and 2024, respectively, associated with unamortized amounts in Southern Company Gas' other postretirement benefit plans prior to its acquisition by Southern Company.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

Presented below are the amounts included in AOCI at December 31, 2025 and 2024 related to the other postretirement benefit plans of Southern Company, Southern Power, and Southern Company Gas that had not yet been recognized in net periodic other postretirement benefit cost.

	Southern Company	Southern Power	Southern Company Gas
	(in millions)
Balance at December 31, 2025
AOCI:
Net (gain) loss	$(13)	$1	$(16)

Balance at December 31, 2024
AOCI:
Net gain	$(14)	$—	$(15)
The components of OCI related to the other postretirement benefit plans for the plan years ended December 31, 2025 and 2024 are presented in the following table:

	Southern Company	Southern Power	Southern Company Gas
	(in millions)
AOCI:
Balance at December 31, 2023	$(9)	$1	$(10)
Net gain	(8)	(1)	(5)
Reclassification adjustments:
Amortization of net gain	3	—	—
Total change	(5)	(1)	(5)
Balance at December 31, 2024	$(14)	$—	$(15)
Net (gain) loss	(1)	1	(1)
Reclassification adjustments:
Amortization of net gain	2	—	—
Total change	1	1	(1)
Balance at December 31, 2025	$(13)	$1	$(16)

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

Components of the other postretirement benefit plans' net periodic cost for the Registrants were as follows:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
2025
Service cost	$13	$4	$4	$1	$—	$—
Interest cost	70	17	25	3	—	7
Expected return on plan assets	(91)	(35)	(33)	(3)	1	(15)
Net amortization(*)	(12)	(2)	(2)	—	—	5
Net periodic other postretirement benefit cost (income)	$(20)	$(16)	$(6)	$1	$1	$(3)

2024
Service cost	$15	$4	$4	$1	$—	$1
Interest cost	65	16	23	3	—	8
Expected return on plan assets	(89)	(35)	(32)	(3)	1	(13)
Net amortization(*)	(13)	(3)	(4)	—	—	6
Net periodic other postretirement benefit cost (income)	$(22)	$(18)	$(9)	$1	$1	$2

2023
Service cost	$15	$4	$4	$1	$—	$1
Interest cost	70	17	25	3	—	9
Expected return on plan assets	(83)	(33)	(29)	(3)	1	(10)
Net amortization(*)	(11)	(3)	(3)	—	—	6
Net periodic other postretirement benefit cost (income)	$(9)	$(15)	$(3)	$1	$1	$6
(*)For Southern Company, excludes amounts related to net periodic other postretirement benefit cost of $12 million, $8 million, and $8 million for the years ended December 31, 2025, 2024, and 2023, respectively, associated with unamortized amounts in Southern Company Gas' other postretirement benefit plans prior to its acquisition by Southern Company.
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

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Benefit payments:
2026	$114	$26	$42	$5	$1	$15
2027	115	26	43	5	1	15
2028	116	27	43	5	1	14
2029	116	27	43	5	1	14
2030	116	27	43	5	1	13
2031 to 2035	566	136	211	23	1	56

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

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

The fair values, and actual allocations relative to the target allocations, of the Southern Company system's pension plans at December 31, 2025 and 2024 are presented below.

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Net Asset Value as a Practical Expedient		Target Allocation	Actual Allocation
At December 31, 2025:	(Level 1)	(Level 2)	(NAV)	Total
	(in millions)
Southern Company
Assets:
Equity:					41%	42%
Domestic equity	$2,216	$884	$—	$3,100
International equity	2,219	1,184	—	3,403
Fixed income:					30	31
U.S. Treasury, government, and agency bonds	—	1,994	—	1,994
Mortgage- and asset-backed securities	—	75	—	75
Corporate bonds	—	1,859	—	1,859
Pooled funds	—	850	—	850
Cash equivalents and other	237	5	—	242
Real estate investments	350	—	1,541	1,891	12	12
Special situations	—	—	258	258	3	2
Private equity	—	—	1,829	1,829	9	11
Private credit	—	—	265	265	3	2
Infrastructure	—	—	60	60	2	—
Total	$5,022	$6,851	$3,953	$15,826	100%	100%
Liabilities:
Derivatives	$(1)	$—	$—	$(1)
Total	$5,021	$6,851	$3,953	$15,825	100%	100%

Alabama Power
Assets:
Equity:					41%	42%
Domestic equity	$538	$215	$—	$753
International equity	541	289	—	830
Fixed income:					30	31
U.S. Treasury, government, and agency bonds	—	486	—	486
Mortgage- and asset-backed securities	—	18	—	18
Corporate bonds	—	453	—	453
Pooled funds	—	207	—	207
Cash equivalents and other	58	1	—	59
Real estate investments	85	—	376	461	12	12
Special situations	—	—	63	63	3	2
Private equity	—	—	446	446	9	11
Private credit	—	—	65	65	3	2
Infrastructure	—	—	15	15	2	—
Total	$1,222	$1,669	$965	$3,856	100%	100%

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Net Asset Value as a Practical Expedient		Target Allocation	Actual Allocation
At December 31, 2025:	(Level 1)	(Level 2)	(NAV)	Total	Target Allocation	Actual Allocation
	(in millions)
Georgia Power
Assets:
Equity:					41%	42%
Domestic equity	$683	$273	$—	$956
International equity	685	365	—	1,050
Fixed income:					30	31
U.S. Treasury, government, and agency bonds	—	615	—	615
Mortgage- and asset-backed securities	—	23	—	23
Corporate bonds	—	574	—	574
Pooled funds	—	262	—	262
Cash equivalents and other	73	2	—	75
Real estate investments	108	—	476	584	12	12
Special situations	—	—	80	80	3	2
Private equity	—	—	564	564	9	11
Private credit	—	—	82	82	3	2
Infrastructure	—	—	19	19	2	—
Total	$1,549	$2,114	$1,221	$4,884	100%	100%

Mississippi Power
Assets:
Equity:					41%	42%
Domestic equity	$100	$40	$—	$140
International equity	101	54	—	155
Fixed income:					30	31
U.S. Treasury, government, and agency bonds	—	91	—	91
Mortgage- and asset-backed securities	—	3	—	3
Corporate bonds	—	85	—	85
Pooled funds	—	39	—	39
Cash equivalents and other	11	—	—	11
Real estate investments	16	—	70	86	12	12
Special situations	—	—	12	12	3	2
Private equity	—	—	83	83	9	11
Private credit	—	—	12	12	3	2
Infrastructure	—	—	3	3	2	—
Total	$228	$312	$180	$720	100%	100%

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Net Asset Value as a Practical Expedient		Target Allocation	Actual Allocation
At December 31, 2025:	(Level 1)	(Level 2)	(NAV)	Total	Target Allocation	Actual Allocation
	(in millions)
Southern Power
Assets:
Equity:					41%	42%
Domestic equity	$29	$12	$—	$41
International equity	29	15	—	44
Fixed income:					30	31
U.S. Treasury, government, and agency bonds	—	26	—	26
Mortgage- and asset-backed securities	—	1	—	1
Corporate bonds	—	24	—	24
Pooled funds	—	11	—	11
Cash equivalents and other	3	—	—	3
Real estate investments	5	—	20	25	12	12
Special situations	—	—	3	3	3	2
Private equity	—	—	24	24	9	11
Private credit	—	—	3	3	3	2
Infrastructure	—	—	1	1	2	—
Total	$66	$89	$51	$206	100%	100%

Southern Company Gas
Assets:
Equity:					41%	42%
Domestic equity	$148	$59	$—	$207
International equity	149	79	—	228
Fixed income:					30	31
U.S. Treasury, government, and agency bonds	—	134	—	134
Mortgage- and asset-backed securities	—	5	—	5
Corporate bonds	—	125	—	125
Pooled funds	—	57	—	57
Cash equivalents and other	16	—	—	16
Real estate investments	23	—	103	126	12	12
Special situations	—	—	17	17	3	2
Private equity	—	—	123	123	9	11
Private credit	—	—	18	18	3	2
Infrastructure	—	—	4	4	2	—
Total	$336	$459	$265	$1,060	100%	100%

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Net Asset Value as a Practical Expedient		Target Allocation	Actual Allocation
At December 31, 2024:	(Level 1)	(Level 2)	(NAV)	Total
	(in millions)
Southern Company
Assets:
Equity:					41%	41%
Domestic equity	$2,095	$835	$—	$2,930
International equity	1,959	1,032	—	2,991
Fixed income:					30	31
U.S. Treasury, government, and agency bonds	—	1,780	—	1,780
Mortgage- and asset-backed securities	—	48	—	48
Corporate bonds	—	1,715	—	1,715
Pooled funds	—	792	—	792
Cash equivalents and other	255	—	—	255
Real estate investments	361	—	1,563	1,924	12	13
Special situations	—	—	237	237	3	2
Private equity	—	—	1,797	1,797	9	12
Private Credit	—	—	152	152	3	1
Infrastructure	—	—	—	—	2	—
Total	$4,670	$6,202	$3,749	$14,621	100%	100%
Liabilities:
Derivatives	$—	$(33)	$—	$(33)
Total	$4,670	$6,169	$3,749	$14,588	100%	100%

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Net Asset Value as a Practical Expedient		Target Allocation	Actual Allocation
At December 31, 2024:	(Level 1)	(Level 2)	(NAV)	Total	Target Allocation	Actual Allocation
	(in millions)
Alabama Power
Assets:
Equity:					41%	41%
Domestic equity	$509	$203	$—	$712
International equity	476	251	—	727
Fixed income:					30	31
U.S. Treasury, government, and agency bonds	—	433	—	433
Mortgage- and asset-backed securities	—	12	—	12
Corporate bonds	—	417	—	417
Pooled funds	—	193	—	193
Cash equivalents and other	62	—	—	62
Real estate investments	88	—	380	468	12	13
Special situations	—	—	57	57	3	2
Private equity	—	—	437	437	9	12
Private credit	—	—	37	37	3	1
Infrastructure	—	—	—	—	2	—
Total	$1,135	$1,509	$911	$3,555	100%	100%
Liabilities:
Derivatives	$—	$(8)	$—	$(8)
Total	$1,135	$1,501	$911	$3,547	100%	100%

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Net Asset Value as a Practical Expedient		Target Allocation	Actual Allocation
At December 31, 2024:	(Level 1)	(Level 2)	(NAV)	Total	Target Allocation	Actual Allocation
	(in millions)
Georgia Power
Assets:
Equity:					41%	41%
Domestic equity	$652	$259	$—	$911
International equity	608	320	—	928
Fixed income:					30	31
U.S. Treasury, government, and agency bonds	—	552	—	552
Mortgage- and asset-backed securities	—	15	—	15
Corporate bonds	—	532	—	532
Pooled funds	—	246	—	246
Cash equivalents and other	79	—	—	79
Real estate investments	112	—	485	597	12	13
Special situations	—	—	73	73	3	2
Private equity	—	—	558	558	9	12
Private credit	—	—	47	47	3	1
Infrastructure	—	—	—	—	2	—
Total	$1,451	$1,924	$1,163	$4,538	100%	100%
Liabilities:
Derivatives	$—	$(10)	$—	$(10)
Total	$1,451	$1,914	$1,163	$4,528	100%	100%

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Net Asset Value as a Practical Expedient		Target Allocation	Actual Allocation
At December 31, 2024:	(Level 1)	(Level 2)	(NAV)	Total	Target Allocation	Actual Allocation
	(in millions)
Mississippi Power
Assets:
Equity:					41%	41%
Domestic equity	$97	$38	$—	$135
International equity	89	47	—	136
Fixed income:					30	31
U.S. Treasury, government, and agency bonds	—	81	—	81
Mortgage- and asset-backed securities	—	2	—	2
Corporate bonds	—	78	—	78
Pooled funds	—	36	—	36
Cash equivalents and other	12	—	—	12
Real estate investments	16	—	71	87	12	13
Special situations	—	—	11	11	3	2
Private equity	—	—	82	82	9	12
Private credit	—	—	7	7	3	1
Infrastructure	—	—	—	—	2	—
Total	$214	$282	$171	$667	100%	100%
Liabilities:
Derivatives	$—	$(2)	$—	$(2)
Total	$214	$280	$171	$665	100%	100%

Southern Power
Assets:
Equity:					41%	41%
Domestic equity	$27	$11	$—	$38
International equity	25	13	—	38
Fixed income:					30	31
U.S. Treasury, government, and agency bonds	—	23	—	23
Mortgage- and asset-backed securities	—	1	—	1
Corporate bonds	—	22	—	22
Pooled funds	—	10	—	10
Cash equivalents and other	3	—	—	3
Real estate investments	5	—	20	25	12	13
Special situations	—	—	3	3	3	2
Private equity	—	—	23	23	9	12
Private credit	—	—	2	2	3	1
Infrastructure	—	—	—	—	2	—
Total	$60	$80	$48	$188	100%	100%

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Net Asset Value as a Practical Expedient		Target Allocation	Actual Allocation
At December 31, 2024:	(Level 1)	(Level 2)	(NAV)	Total	Target Allocation	Actual Allocation
	(in millions)
Southern Company Gas
Assets:
Equity:					41%	41%
Domestic equity	$142	$56	$—	$198
International equity	132	69	—	201
Fixed income:					30	31
U.S. Treasury, government, and agency bonds	—	120	—	120
Mortgage- and asset-backed securities	—	3	—	3
Corporate bonds	—	115	—	115
Pooled funds	—	53	—	53
Cash equivalents and other	17	—	—	17
Real estate investments	24	—	105	129	12	13
Special situations	—	—	16	16	3	2
Private equity	—	—	121	121	9	12
Private credit	—	—	10	10	3	1
Infrastructure	—	—	—	—	2	—
Total	$315	$416	$252	$983	100%	100%
Liabilities:
Derivatives	$—	$(2)	$—	$(2)
Total	$315	$414	$252	$981	100%	100%

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

The fair values, and actual allocations relative to the target allocations, of the applicable Registrants' other postretirement benefit plan assets at December 31, 2025 and 2024 are presented below.

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Net Asset Value as a Practical Expedient	Total	Target Allocation	Actual Allocation
At December 31, 2025:	(Level 1)	(Level 2)	(NAV)
	(in millions)
Southern Company
Assets:
Equity:					60%	63%
Domestic equity	$98	$108	$—	$206
International equity	63	102	—	165
Fixed income:					30	27
U.S. Treasury, government, and agency bonds	—	61	—	61
Mortgage- and asset-backed securities	—	2	—	2
Corporate bonds	—	53	—	53
Pooled funds	—	106	—	106
Cash equivalents and other	13	—	—	13
Trust-owned life insurance	—	520	—	520
Real estate investments	11	—	44	55	4	4
Special situations	—	—	7	7	1	1
Private equity	—	—	52	52	3	4
Private credit	—	—	7	7	1	1
Infrastructure	—	—	2	2	1	—
Total	$185	$952	$112	$1,249	100%	100%

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Net Asset Value as a Practical Expedient	Total	Target Allocation	Actual Allocation
At December 31, 2025:	(Level 1)	(Level 2)	(NAV)	Total	Target Allocation	Actual Allocation
	(in millions)
Alabama Power
Assets:
Equity:					68%	69%
Domestic equity	$18	$7	$—	$25
International equity	18	10	—	28
Fixed income:					23	23
U.S. Treasury, government, and agency bonds	—	17	—	17
Mortgage- and asset-backed securities	—	1	—	1
Corporate bonds	—	15	—	15
Pooled funds	—	11	—	11
Cash equivalents and other	2	—	—	2
Trust-owned life insurance	—	320	—	320
Real estate investments	3	—	13	16	3	3
Special situations	—	—	2	2	1	1
Private equity	—	—	15	15	3	3
Private credit	—	—	2	2	1	1
Infrastructure	—	—	—	—	1	—
Total	$41	$381	$32	$454	100%	100%

Georgia Power
Assets:
Equity:					59%	60%
Domestic equity	$54	$7	$—	$61
International equity	18	50	—	68
Fixed income:					35	32
U.S. Treasury, government, and agency bonds	—	17	—	17
Mortgage- and asset-backed securities	—	1	—	1
Corporate bonds	—	15	—	15
Pooled funds	—	51	—	51
Cash equivalents and other	8	—	—	8
Trust-owned life insurance	—	201	—	201
Real estate investments	4	—	13	17	3	3
Special situations	—	—	2	2	1	1
Private equity	—	—	15	15	2	3
Private credit	—	—	2	2	—	1
Total	$84	$342	$32	$458	100%	100%

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Net Asset Value as a Practical Expedient	Total	Target Allocation	Actual Allocation
At December 31, 2025:	(Level 1)	(Level 2)	(NAV)	Total	Target Allocation	Actual Allocation
	(in millions)
Mississippi Power
Assets:
Equity:					34%	34%
Domestic equity	$3	$1	$—	$4
International equity	3	2	—	5
Fixed income:					43	43
U.S. Treasury, government, and agency bonds	—	7	—	7
Corporate bonds	—	3	—	3
Pooled funds	—	1	—	1
Cash equivalents and other	1	—	—	1
Real estate investments	—	—	2	2	10	10
Special situations	—	—	—	—	2	2
Private equity	—	—	3	3	7	9
Private credit	—	—	—	—	3	2
Infrastructure	—	—	—	—	1	—
Total	$7	$14	$5	$26	100%	100%

Southern Company Gas
Assets:
Equity:					72%	74%
Domestic equity	$1	$83	$—	$84
International equity	1	29	—	30
Fixed income:					26	24
U.S. Treasury, government, and agency bonds	—	1	—	1
Corporate bonds	—	1	—	1
Pooled funds	—	34	—	34
Cash equivalents and other	1	—	—	1
Real estate investments	—	—	1	1	1	1
Private equity	—	—	1	1	1	1
Total	$3	$148	$2	$153	100%	100%

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Net Asset Value as a Practical Expedient		Target Allocation	Actual Allocation
At December 31, 2024:	(Level 1)	(Level 2)	(NAV)	Total
	(in millions)
Southern Company
Assets:
Equity:					61%	62%
Domestic equity	$94	$98	$—	$192
International equity	54	83	—	137
Fixed income:					29	28
U.S. Treasury, government, and agency bonds	—	54	—	54
Mortgage- and asset-backed securities	—	1	—	1
Corporate bonds	—	48	—	48
Pooled funds	—	99	—	99
Cash equivalents and other	16	—	—	16
Trust-owned life insurance	—	478	—	478
Real estate investments	11	—	43	54	4	5
Special situations	—	—	6	6	1	1
Private equity	—	—	50	50	3	4
Private credit	—	—	4	4	1	—
Infrastructure	—	—	—	—	1	—
Total	$175	$861	$103	$1,139	100%	100%
Liabilities:
Derivatives	$—	$(1)	$—	$(1)
Total	$175	$860	$103	$1,138	100%	100%

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Net Asset Value as a Practical Expedient		Target Allocation	Actual Allocation
At December 31, 2024:	(Level 1)	(Level 2)	(NAV)	Total	Target Allocation	Actual Allocation
	(in millions)
Alabama Power
Assets:
Equity:					68%	68%
Domestic equity	$17	$7	$—	$24
International equity	16	9	—	25
Fixed income:					23	24
U.S. Treasury, government, and agency bonds	—	14	—	14
Corporate bonds	—	14	—	14
Pooled funds	—	11	—	11
Cash equivalents and other	2	—	—	2
Trust-owned life insurance	—	294	—	294
Real estate investments	3	—	13	16	3	4
Special situations	—	—	2	2	1	1
Private equity	—	—	15	15	3	3
Private credit	—	—	1	1	1	—
Infrastructure	—	—	—	—	1	—
Total	$38	$349	$31	$418	100%	100%

Georgia Power
Assets:
Equity:					59%	59%
Domestic equity	$52	$7	$—	$59
International equity	16	41	—	57
Fixed income:					35	33
U.S. Treasury, government, and agency bonds	—	14	—	14
Corporate bonds	—	14	—	14
Pooled funds	—	48	—	48
Cash equivalents and other	10	—	—	10
Trust-owned life insurance	—	184	—	184
Real estate investments	4	—	13	17	3	4
Special situations	—	—	2	2	1	1
Private equity	—	—	15	15	2	3
Total	$82	$308	$30	$420	100%	100%

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Net Asset Value as a Practical Expedient		Target Allocation	Actual Allocation
At December 31, 2024:	(Level 1)	(Level 2)	(NAV)	Total	Target Allocation	Actual Allocation
	(in millions)
Mississippi Power
Assets:
Equity:					34%	32%
Domestic equity	$3	$1	$—	$4
International equity	3	1	—	4
Fixed income:					43	44
U.S. Treasury, government, and agency bonds	—	7	—	7
Corporate bonds	—	2	—	2
Pooled funds	—	1	—	1
Cash equivalents and other	1	—	—	1
Real estate investments	—	—	2	2	10	11
Special situations	—	—	—	—	2	2
Private equity	—	—	2	2	7	10
Private credit	—	—	—	—	3	1
Infrastructure	—	—	—	—	1	—
Total	$7	$12	$4	$23	100%	100%

Southern Company Gas
Assets:
Equity:					72%	73%
Domestic equity	$1	$76	$—	$77
International equity	1	23	—	24
Fixed income:					26	25
U.S. Treasury, government, and agency bonds	—	1	—	1
Corporate bonds	—	1	—	1
Pooled funds	—	32	—	32
Cash equivalents and other	1	—	—	1
Real estate investments	—	—	1	1	1	1
Private equity	—	—	1	1	1	1
Total	$3	$133	$2	$138	100%	100%

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

Employee Savings Plan
Southern Company and its subsidiaries also sponsor 401(k) defined contribution plans covering substantially all employees and provide matching contributions up to specified percentages of an employee's eligible pay. Total matching contributions made to the plans for 2025, 2024, and 2023 were as follows:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
2025	$148	$30	$36	$5	$3	$21
2024	137	29	31	5	3	20
2023	131	28	31	5	3	18
12. STOCK COMPENSATION
Stock-based compensation in the form of Southern Company performance share units (PSU) and restricted stock units (RSU) may be granted through the Equity and Incentive Compensation Plan to eligible Southern Company system employees.
At December 31, 2025, the number of current and former employees participating in stock-based compensation programs for the Registrants was as follows:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
Number of employees	1,189	163	185	37	33	182
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
In 2015, Southern Company discontinued granting stock options. As of December 31, 2017, all stock option awards were vested and compensation cost fully recognized, and the last exercise occurred in November 2024. Southern Company's cash receipts from issuances related to stock options exercised under the share-based payment arrangements, total intrinsic value of options exercised, and the related tax benefit were immaterial for the years ended December 31, 2024 and 2023.
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

Year Ended December 31	2025	2024	2023
Expected volatility	19.7%	19.1%	30.0%
Interest rate	4.1%	4.0%	3.8%
Weighted average grant-date fair value	$91.26	$80.99	$76.83
The Registrants recognize TSR award compensation expense on a straight-line basis over the three-year performance period without remeasurement.
The fair values of ROE awards are based on the closing stock price of Southern Company common stock on the date of the grant. The weighted average grant-date fair value of the ROE awards granted during 2025, 2024, and 2023 was $84.06, $69.67, and $68.93, respectively. Compensation expense for ROE awards is generally recognized ratably over the three-year performance period adjusted for expected changes in ROE performance. Total compensation cost recognized for vested ROE awards reflects final performance metrics.
Southern Company had 2.3 million unvested PSUs outstanding at December 31, 2024. In February 2025, the PSUs that vested for the three-year performance period ended December 31, 2024 were converted into 2.0 million shares outstanding at a share price of $83.87. During 2025, Southern Company granted 1.0 million PSUs and 1.3 million PSUs were vested or forfeited, resulting in 2.0 million unvested PSUs outstanding at December 31, 2025. In February 2026, the PSUs that vested for the three-year performance period ended December 31, 2025 were converted into 2.4 million shares outstanding at a weighted average share price of $90.86.
Southern Company's total PSU compensation cost and the related tax benefit recognized in income for the years ended December 31, 2025, 2024, and 2023 were as follows:

	2025	2024	2023
	(in millions)
Compensation cost recognized in income	$102	$102	$107
Tax benefit of compensation cost recognized in income	26	27	28
The compensation cost related to the grant of Southern Company PSUs to the employees of each Subsidiary Registrant is recognized in each Subsidiary Registrant's financial statements with a corresponding credit to equity representing a capital contribution from Southern Company.
At December 31, 2025, Southern Company's total unrecognized compensation cost related to PSUs was $32 million and is expected to be recognized over a weighted-average period of approximately 18 months.
Restricted Stock Units
The fair value of RSUs is based on the closing stock price of Southern Company common stock on the date of the grant. The weighted average grant-date fair values of RSUs granted during 2025, 2024, and 2023 were $85.18, $70.49, and $68.95, respectively. For most RSU awards, one-third of the RSUs vest each year throughout a three-year service period and compensation cost for RSUs is generally recognized over the corresponding one-, two-, or three-year vesting period. Shares of Southern Company common stock are delivered to employees at the end of each vesting period.
Southern Company had 0.9 million RSUs outstanding at December 31, 2024. During 2025, Southern Company granted 0.5 million RSUs and 0.5 million RSUs were vested or forfeited, resulting in 0.9 million unvested RSUs outstanding at December 31, 2025, including RSUs related to employee retention agreements.
Southern Company's total RSU compensation cost and the related tax benefit recognized in income for the years ended December 31, 2025, 2024, and 2023 were as follows:

	2025	2024	2023
	(in millions)
Compensation cost recognized in income	$33	$30	$30
Tax benefit of compensation cost recognized in income	9	8	8
Total unrecognized compensation cost related to RSUs at December 31, 2025, which is being recognized over a weighted-average period of approximately 18 months, was immaterial for Southern Company.

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

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

At December 31, 2025, assets and liabilities measured at fair value on a recurring basis during the period, together with their associated level of the fair value hierarchy, were as follows:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Net Asset Value as a Practical Expedient
At December 31, 2025:	(Level 1)	(Level 2)	(Level 3)	(NAV)	Total
	(in millions)
Southern Company
Assets:
Energy-related derivatives(a)	$4	$60	$—	$—	$64
Interest rate derivatives	—	8	—	—	8
Foreign currency derivatives	—	21	—	—	21
Investments in trusts:(b)
Domestic equity	935	278	—	—	1,213
Foreign equity	182	225	—	—	407
U.S. Treasury and government agency securities	—	398	—	—	398
Municipal bonds	—	50	—	—	50
Pooled funds – fixed income	—	6	—	—	6
Corporate bonds	—	520	—	—	520
Mortgage- and asset-backed securities	—	114	—	—	114
Private equity	—	—	—	192	192
Cash and cash equivalents	1	—	—	—	1
Other	50	3	—	9	62
Investments, available for sale:
U.S. Treasury and government agency securities	3	12	—	—	15
Corporate bonds	1	2	—	—	3
Mortgage- and asset-backed securities	—	5	—	—	5
Cash equivalents	1,080	19	—	—	1,099
Other investments	10	34	8	—	52
Other	—	—	11	—	11
Total	$2,266	$1,755	$19	$201	$4,241
Liabilities:
Energy-related derivatives(a)	$12	$100	$—	$—	$112
Interest rate derivatives	—	187	—	—	187
Foreign currency derivatives	—	22	—	—	22
Contingent consideration	3	—	11	—	14
Other	—	13	11	—	24
Total	$15	$322	$22	$—	$359

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Net Asset Value as a Practical Expedient
At December 31, 2025:	(Level 1)	(Level 2)	(Level 3)	(NAV)	Total
	(in millions)
Alabama Power
Assets:
Energy-related derivatives	$—	$19	$—	$—	$19
Nuclear decommissioning trusts:(b)
Domestic equity	514	267	—	—	781
Foreign equity	182	—	—	—	182
U.S. Treasury and government agency securities	—	15	—	—	15
Municipal bonds	—	1	—	—	1
Corporate bonds	—	316	—	—	316
Mortgage- and asset-backed securities	—	31	—	—	31
Private equity	—	—	—	192	192
Other	12	1	—	9	22
Cash equivalents	273	19	—	—	292
Other investments	—	34	—	—	34
Total	$981	$703	$—	$201	$1,885
Liabilities:
Energy-related derivatives	$—	$31	$—	$—	$31

Georgia Power
Assets:
Energy-related derivatives	$—	$18	$—	$—	$18
Nuclear decommissioning trusts:(b)
Domestic equity	421	1	—	—	422
Foreign equity	—	224	—	—	224
U.S. Treasury and government agency securities	—	383	—	—	383
Municipal bonds	—	49	—	—	49
Corporate bonds	—	204	—	—	204
Mortgage- and asset-backed securities	—	83	—	—	83
Other	38	2	—	—	40
Cash equivalents	20	—	—	—	20
Total	$479	$964	$—	$—	$1,443
Liabilities:
Energy-related derivatives	$—	$33	$—	$—	$33

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Net Asset Value as a Practical Expedient
At December 31, 2025:	(Level 1)	(Level 2)	(Level 3)	(NAV)	Total
	(in millions)
Mississippi Power
Assets:
Energy-related derivatives	$—	$14	$—	$—	$14
Cash equivalents	12	—	—	—	12
Total	$12	$14	$—	$—	$26
Liabilities:
Energy-related derivatives	$—	$27	$—	$—	$27

Southern Power
Assets:
Energy-related derivatives	$—	$4	$—	$—	$4
Foreign currency derivatives	—	17	—	—	17
Other	—	—	11	—	11
Total	$—	$21	$11	$—	$32
Liabilities:
Energy-related derivatives	$—	$1	$—	$—	$1
Contingent consideration	3	—	11	—	14
Other	—	13	11	—	24
Total	$3	$14	$22	$—	$39

Southern Company Gas
Assets:
Energy-related derivatives(a)	$4	$5	$—	$—	$9
Non-qualified deferred compensation trusts:
Domestic equity	—	10	—	—	10
Foreign equity	—	1	—	—	1
Pooled funds - fixed income	—	6	—	—	6
Cash and cash equivalents	1	—	—	—	1
Total	$5	$22	$—	$—	$27
Liabilities:
Energy-related derivatives(a)	$12	$8	$—	$—	$20
Interest rate derivatives	—	59	—	—	59
Total	$12	$67	$—	$—	$79
(a)Excludes cash collateral of $33 million.
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

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

At December 31, 2024, assets and liabilities measured at fair value on a recurring basis during the period, together with their associated level of the fair value hierarchy, were as follows:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Net Asset Value as a Practical Expedient
At December 31, 2024:	(Level 1)	(Level 2)	(Level 3)	(NAV)	Total
	(in millions)
Southern Company
Assets:
Energy-related derivatives(a)	$12	$77	$—	$—	$89
Investments in trusts:(b)
Domestic equity	849	250	—	—	1,099
Foreign equity	148	175	—	—	323
U.S. Treasury and government agency securities	—	371	—	—	371
Municipal bonds	—	47	—	—	47
Pooled funds – fixed income	—	7	—	—	7
Corporate bonds	—	452	—	—	452
Mortgage- and asset-backed securities	—	106	—	—	106
Private equity	—	—	—	181	181
Cash and cash equivalents	1	—	—	—	1
Other	39	3	—	9	51
Investment, available for sale:
U.S. Treasury and government agency securities	2	7	—	—	9
Corporate bonds	1	2	—	—	3
Mortgage- and asset-backed securities	—	10	—	—	10
Cash equivalents and restricted cash	533	19	—	—	552
Other investments	9	31	8	—	48
Total	$1,594	$1,557	$8	$190	$3,349
Liabilities:
Energy-related derivatives(a)	$5	$124	$—	$—	$129
Interest rate derivatives	—	269	—	—	269
Foreign currency derivatives	—	218	—	—	218
Contingent consideration	3	—	16	—	19
Other	—	13	11	—	24
Total	$8	$624	$27	$—	$659

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Net Asset Value as a Practical Expedient
At December 31, 2024:	(Level 1)	(Level 2)	(Level 3)	(NAV)	Total
	(in millions)
Alabama Power
Assets:
Energy-related derivatives	$—	$26	$—	$—	$26
Nuclear decommissioning trusts:(b)
Domestic equity	459	241	—	—	700
Foreign equity	148	—	—	—	148
U.S. Treasury and government agency securities	—	16	—	—	16
Municipal bonds	—	1	—	—	1
Corporate bonds	—	287	—	—	287
Mortgage- and asset-backed securities	—	31	—	—	31
Private equity	—	—	—	181	181
Other	11	1	—	9	21
Cash equivalents and restricted cash	334	19	—	—	353
Other investments	—	31	—	—	31
Total	$952	$653	$—	$190	$1,795
Liabilities:
Energy-related derivatives	$—	$42	$—	$—	$42

Georgia Power
Assets:
Energy-related derivatives	$—	$19	$—	$—	$19
Nuclear decommissioning trusts:(b)
Domestic equity	390	1	—	—	391
Foreign equity	—	174	—	—	174
U.S. Treasury and government agency securities	—	355	—	—	355
Municipal bonds	—	46	—	—	46
Corporate bonds	—	165	—	—	165
Mortgage- and asset-backed securities	—	75	—	—	75
Other	28	2	—	—	30
Cash equivalents	35	—	—	—	35
Total	$453	$837	$—	$—	$1,290
Liabilities:
Energy-related derivatives	$—	$42	$—	$—	$42

Mississippi Power
Assets:
Energy-related derivatives	$—	$19	$—	$—	$19
Liabilities:
Energy-related derivatives	$—	$34	$—	$—	$34

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Net Asset Value as a Practical Expedient
At December 31, 2024:	(Level 1)	(Level 2)	(Level 3)	(NAV)	Total
	(in millions)
Southern Power
Assets:
Energy-related derivatives	$—	$4	$—	$—	$4
Cash equivalents	51	—	—	—	51
Total	$51	$4	$—	$—	$55
Liabilities:
Foreign currency derivatives	—	51	—	—	51
Contingent consideration	3	—	16	—	19
Other	—	13	11	—	24
Total	$3	$64	$27	$—	$94

Southern Company Gas
Assets:
Energy-related derivatives(a)	$12	$9	$—	$—	$21
Non-qualified deferred compensation trusts:
Domestic equity	—	8	—	—	8
Foreign equity	—	1	—	—	1
Pooled funds - fixed income	—	7	—	—	7
Cash and cash equivalents	1	—	—	—	1
Investments, available-for-sale:
U.S. Treasury and government agency securities	2	7	—	—	9
Corporate bonds	1	2	—	—	3
Mortgage- and asset-backed securities	—	10	—	—	10
Cash equivalents	22	—	—	—	22
Total	$38	$44	$—	$—	$82
Liabilities:
Energy-related derivatives(a)	$5	$6	$—	$—	$11
Interest rate derivatives	—	84	—	—	84
Total	$5	$90	$—	$—	$95
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

COMBINED NOTES TO FINANCIAL STATEMENTS

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
The fair value measurements of private market investments held in Alabama Power's nuclear decommissioning trusts that are calculated at net asset value per share (or its equivalent) as a practical expedient totaled $201 million and $190 million at December 31, 2025 and 2024, respectively. Unfunded commitments related to the private market investments totaled $83 million and $78 million at December 31, 2025 and 2024, respectively. Private market investments include high-quality private equity funds across several market sectors, funds that invest in real estate assets, and a private credit fund. Private market funds do not have redemption rights. Distributions from these funds will be received as the underlying investments in the funds are liquidated.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

At December 31, 2025 and 2024, other financial instruments for which the carrying amount did not equal fair value were as follows:

	Southern Company(*)	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas(*)
	(in billions)
At December 31, 2025:
Long-term debt, including securities due within one year:
Carrying amount	$71.1	$12.0	$20.8	$1.8	$2.9	$9.3
Fair value	67.2	10.9	19.4	1.6	2.9	8.4
At December 31, 2024:
Long-term debt, including securities due within one year:
Carrying amount	$63.2	$11.2	$18.1	$1.7	$2.7	$8.5
Fair value	57.7	9.8	16.2	1.5	2.6	7.4
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
Energy-Related Derivatives
The Subsidiary Registrants enter into energy-related derivatives to hedge exposures to electricity, natural gas, and other fuel price changes. However, due to cost-based rate regulations and other various cost recovery mechanisms, the traditional electric operating companies and the natural gas distribution utilities have limited exposure to market volatility in energy-related commodity prices. Each of the traditional electric operating companies and certain of the natural gas distribution utilities manage fuel-hedging programs, implemented per the guidelines of their respective state PSCs or other applicable state regulatory agencies, through the use of financial derivative contracts, which are expected to continue to mitigate price volatility. The traditional electric operating companies (with respect to wholesale generating capacity) and Southern Power have limited exposure to market volatility in energy-related commodity prices because their long-term sales contracts shift substantially all fuel cost responsibility to the purchaser. However, the traditional electric operating companies and Southern Power may be exposed to market volatility in energy-related commodity prices to the extent any uncontracted capacity is used to sell electricity. Southern Company Gas retains exposure to price changes that can, in a volatile energy market, be material and can adversely affect its results of operations.
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
At December 31, 2025, the net volume of energy-related derivative contracts for natural gas positions, together with the longest hedge date over which the respective entity is hedging its exposure to the variability in future cash flows for forecasted transactions and the longest non-hedge date for derivatives not designated as hedges, were as follows:

	Net Purchased mmBtu	Longest Hedge Date	Longest Non-Hedge Date
	(in millions)
Southern Company(*)	431	2030	2029
Alabama Power	126	2028	—
Georgia Power	128	2028	—
Mississippi Power	106	2030	—
Southern Power	8	2030	2026
Southern Company Gas(*)	63	2028	2029
(*)Southern Company Gas' derivative instruments include both long and short natural gas positions. A long position is a contract to purchase natural gas and a short position is a contract to sell natural gas. Southern Company Gas' volume represents the net of long natural gas positions of 72 million mmBtu and short natural gas positions of 9 million mmBtu at December 31, 2025, which is also included in Southern Company's total volume.
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
For cash flow hedges of energy-related derivatives, the estimated pre-tax gains (losses) expected to be reclassified from AOCI to earnings for the year ending December 31, 2026 are immaterial for Southern Company, Southern Power, and Southern Company Gas.
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

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

At December 31, 2025, the following interest rate derivatives were outstanding:

	Notional Amount	Weighted Average Interest Rate Paid	Interest Rate Received	Hedge Maturity Date	Fair Value Gain (Loss) at December 31, 2025
	(in millions)				(in millions)
Fair Value Hedges of Existing Debt
Southern Company parent	$400	1-day SOFR + 0.80%	1.75%	March 2028	$(24)
Southern Company parent	1,000	1-day SOFR + 2.48%	3.70%	April 2030	(95)
Southern Company parent	565	1-day SOFR + 1.56%	6.50%	March 2045	(1)
Southern Company Gas	500	1-day SOFR + 0.49%	1.75%	January 2031	(59)
Southern Company	$2,465				$(179)
For cash flow hedges of interest rate derivatives, the estimated pre-tax gains (losses) expected to be reclassified from AOCI to interest expense for the year ending December 31, 2026 are immaterial for Southern Company, the traditional electric operating companies, and Southern Company Gas. Deferred gains and losses related to interest rate derivatives are expected to be amortized into earnings through 2054 for Southern Company, Georgia Power, and Mississippi Power, 2052 for Alabama Power, and 2046 for Southern Company Gas.
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
At December 31, 2025, the following foreign currency derivatives were outstanding:

	Pay Notional	Pay Rate	Receive Notional	Receive Rate	Hedge Maturity Date	Fair Value Gain (Loss) at December 31, 2025
	(in millions)		(in millions)			(in millions)
Cash Flow Hedges of Existing Debt
Southern Power	$564	3.78%	€500	1.85%	June 2026	$17
Fair Value Hedges of Existing Debt
Southern Company parent	1,476	3.39%	1,250	1.88%	September 2027	(18)
Southern Company	$2,040		€1,750			$(1)
For cash flow hedges of foreign currency derivatives, the estimated pre-tax gains expected to be reclassified from AOCI to earnings for the year ending December 31, 2026 are $17 million for Southern Power.
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

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

The fair value of energy-related derivatives, interest rate derivatives, and foreign currency derivatives was reflected as either assets or liabilities in the balance sheets (included in "Other" or shown separately as "Risk Management Activities") as follows:

	At December 31, 2025		At December 31, 2024
Derivative Category and Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
	(in millions)
Southern Company
Energy-related derivatives designated as hedging instruments for regulatory purposes
Current	$24	$64	$33	$82
Non-current	31	35	42	40
Total derivatives designated as hedging instruments for regulatory purposes	55	99	75	122
Derivatives designated as hedging instruments in cash flow and fair value hedges
Energy-related derivatives:
Current	1	6	4	3
Non-current	2	1	4	—
Interest rate derivatives:
Current	8	48	—	61
Non-current	—	139	—	208
Foreign currency derivatives:
Current	17	22	—	36
Non-current	4	—	—	182
Total derivatives designated as hedging instruments in cash flow and fair value hedges	32	216	8	490
Energy-related derivatives not designated as hedging instruments
Current	6	6	5	3
Non-current	—	—	1	—
Total derivatives not designated as hedging instruments	6	6	6	3
Gross amounts recognized	93	321	89	615
Gross amounts offset(a)	(21)	(54)	(44)	(61)
Net amounts recognized in the Balance Sheets(b)	$72	$267	$45	$554

Alabama Power
Energy-related derivatives designated as hedging instruments for regulatory purposes
Current	$9	$18	$11	$30
Non-current	10	13	15	12
Total derivatives designated as hedging instruments for regulatory purposes	19	31	26	42
Gross amounts offset	(13)	(13)	(19)	(19)
Net amounts recognized in the Balance Sheets	$6	$18	$7	$23

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

	At December 31, 2025		At December 31, 2024
Derivative Category and Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
	(in millions)
Georgia Power
Energy-related derivatives designated as hedging instruments for regulatory purposes
Current	$7	$23	$6	$32
Non-current	10	10	13	9
Total derivatives designated as hedging instruments for regulatory purposes	17	33	19	41
Energy-related derivatives not designated as hedging instruments
Current	1	—	—	1
Gross amounts recognized	18	33	19	42
Gross amounts offset	(14)	(14)	(15)	(15)
Net amounts recognized in the Balance Sheets	$4	$19	$4	$27

Mississippi Power
Energy-related derivatives designated as hedging instruments for regulatory purposes
Current	$3	$15	$5	$15
Non-current	11	12	14	19
Total derivatives designated as hedging instruments for regulatory purposes	14	27	19	34
Gross amounts offset	(13)	(13)	(17)	(17)
Net amounts recognized in the Balance Sheets	$1	$14	$2	$17

Southern Power
Derivatives designated as hedging instruments in cash flow hedges
Energy-related derivatives:
Current	$1	$1	$1	$—
Non-current	2	—	3	—
Foreign currency derivatives:
Current	17	—	—	11
Non-current	—	—	—	40
Total derivatives designated as hedging instruments in cash flow hedges	20	1	4	51
Energy-related derivatives not designated as hedging instruments
Current	1	—	—	—
Net amounts recognized in the Balance Sheets	$21	$1	$4	$51

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

	At December 31, 2025		At December 31, 2024
Derivative Category and Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
	(in millions)
Southern Company Gas
Energy-related derivatives designated as hedging instruments for regulatory purposes
Current	$5	$8	$11	$5
Derivatives designated as hedging instruments in cash flow and fair value hedges
Energy-related derivatives:
Current	—	5	3	3
Non-current	—	1	1	—
Interest rate derivatives:
Current	—	13	—	17
Non-current	—	46	—	67
Total derivatives designated as hedging instruments in cash flow and fair value hedges	—	65	4	87
Energy-related derivatives not designated as hedging instruments
Current	4	6	5	2
Non-current	—	—	1	—
Total derivatives not designated as hedging instruments	4	6	6	2
Gross amounts recognized	9	79	21	94
Gross amounts offset(a)	19	(14)	7	(10)
Net amounts recognized in the Balance Sheets(b)	$28	$65	$28	$84
(a)Gross amounts offset includes cash collateral held on deposit in broker margin accounts of $33 million and $17 million at December 31, 2025 and 2024, respectively.
(b)Net amounts of derivative instruments outstanding exclude immaterial premium and intrinsic value associated with weather derivatives at December 31, 2025 and 2024.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

At December 31, 2025 and 2024, the pre-tax effects of unrealized derivative gains (losses) arising from energy-related derivative instruments designated as regulatory hedging instruments and deferred were as follows:

Regulatory Hedge Unrealized Gain (Loss) Recognized in the Balance Sheets
Derivative Category and Balance Sheet Location	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Company Gas
	(in millions)
At December 31, 2025:
Energy-related derivatives:
Other regulatory assets, current	$(48)	$(13)	$(17)	$(12)	$(6)
Other regulatory assets, deferred	(8)	(5)	(1)	(2)	—
Other regulatory liabilities, current	7	4	1	—	2
Other regulatory liabilities, deferred	4	2	1	1	—
Total energy-related derivative gains (losses)	$(45)	$(12)	$(16)	$(13)	$(4)

At December 31, 2024:
Energy-related derivatives:
Other regulatory assets, current	$(61)	$(23)	$(26)	$(11)	$(1)
Other regulatory assets, deferred	(5)	—	—	(5)	—
Other regulatory liabilities, current	8	4	—	—	4
Other regulatory liabilities, deferred	8	3	4	1	—
Total energy-related derivative gains (losses)	$(50)	$(16)	$(22)	$(15)	$3

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

For the years ended December 31, 2025, 2024, and 2023, the pre-tax effects of cash flow and fair value hedge accounting on AOCI for the applicable Registrants were as follows:

Gain (Loss) From Derivatives Recognized in OCI	2025	2024	2023
	(in millions)
Southern Company
Cash flow hedges:
Energy-related derivatives	$(8)	$(7)	$(81)
Interest rate derivatives	6	23	(12)
Foreign currency derivatives	58	(40)	14
Fair value hedges(*):
Foreign currency derivatives	(22)	16	21
Total	$34	$(8)	$(58)
Georgia Power
Cash flow hedges:
Interest rate derivatives	$4	$24	$(2)
Mississippi Power
Cash flow hedges:
Interest rate derivatives	$(1)	$7	$—
Southern Power
Cash flow hedges:
Energy-related derivatives	$(1)	$(1)	$(18)
Foreign currency derivatives	58	(40)	14
Total	$57	$(41)	$(4)
Southern Company Gas
Cash flow hedges:
Energy-related derivatives	$(6)	$(6)	$(63)
Interest rate derivatives	2	(5)	—
Total	$(4)	$(11)	$(63)
(*)Represents amounts excluded from the assessment of effectiveness for which the difference between changes in fair value and periodic amortization is recorded in OCI.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

The pre-tax effects of cash flow and fair value hedge accounting on income for the years ended December 31, 2025, 2024, and 2023 were as follows:

		Gain (Loss)
Statements of Income Location	Derivative Category	2025	2024	2023
		(in millions)
Southern Company
Fuel	Energy-related cash flow hedges	$1	$(6)	$(23)
Cost of natural gas	Energy-related cash flow hedges	(3)	(40)	(44)
Other operations and maintenance	Energy-related cash flow hedges	—	(2)	(2)
Interest expense, net of amounts capitalized	Interest rate cash flow hedges	(13)	(16)	(35)
	Foreign currency cash flow hedges	(10)	(12)	(11)
	Interest rate fair value hedges	90	(4)	37
Other income (expense), net	Foreign currency cash flow hedges	68	(33)	19
	Foreign currency fair value hedges	149	2	69
	Amount excluded from effectiveness testing recognized in earnings	22	(16)	(21)
Southern Power
Fuel	Energy-related cash flow hedges	$1	$(6)	$(23)
Interest expense, net of amounts capitalized	Foreign currency cash flow hedges	(10)	(12)	(11)
Other income (expense), net	Foreign currency cash flow hedges	68	(33)	19
Southern Company Gas
Cost of natural gas	Energy-related cash flow hedges	$(3)	$(40)	$(44)
Other operations and maintenance	Energy-related cash flow hedges	—	(2)	(2)
Interest expense, net of amounts capitalized	Interest rate cash flow hedges	(1)	(1)	(19)
	Interest rate fair value hedges	25	(5)	6
At December 31, 2025 and 2024, the following amounts were recorded on the balance sheets related to cumulative basis adjustments for fair value hedges:

	Carrying Amount of the Hedged Item		Cumulative Amount of Fair Value Hedging Adjustment included in Carrying Amount of the Hedged Item
Balance Sheet Location of Hedged Items	At December 31, 2025	At December 31, 2024	At December 31, 2025	At December 31, 2024
	(in millions)		(in millions)
Southern Company
Long-term debt	$(3,742)	$(2,936)	$156	$242

Southern Company Gas
Long-term debt	$(446)	$(422)	$51	$75
Pre-tax gains (losses) on energy-related derivatives not designated as hedging instruments were $(11) million, $94 million, and $59 million for the years ended December 31, 2025, 2024, and 2023, respectively, and reflected in cost of natural gas on the statements of income of Southern Company and Southern Company Gas.
Contingent Features
The Registrants do not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain derivatives that could require collateral, but not accelerated payment, in the event of various credit rating changes of certain Southern Company subsidiaries. Generally, collateral may be provided by a Southern Company guaranty, letter of credit, or cash. At December 31, 2025, the Registrants had no collateral posted with derivative counterparties to satisfy these arrangements.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

For Southern Company, the fair value of foreign currency derivative liabilities and interest rate derivative liabilities with contingent features, and the maximum potential collateral requirements arising from the credit-risk-related contingent features at a rating below BBB- and/or Baa3, was $20 million at December 31, 2025. For Southern Power, there were no foreign currency derivative liabilities with contingent features or associated collateral requirements arising from the credit-risk-related contingent features at a rating below BBB- and/or Baa3 at December 31, 2025. For the traditional electric operating companies and Southern Power, energy-related derivative liabilities with contingent features and the maximum potential collateral requirements arising from the credit-risk-related contingent features, at a rating below BBB- and/or Baa3, were immaterial at December 31, 2025. The maximum potential collateral requirements arising from the credit-risk-related contingent features for the traditional electric operating companies and Southern Power include certain agreements that could require collateral in the event that one or more Southern Company power pool participants has a credit rating change to below investment grade.
Alabama Power and Southern Power maintain accounts with certain regional transmission organizations to facilitate financial derivative transactions, and they may be required to post collateral based on the value of the positions in these accounts and the associated margin requirements. At December 31, 2025, cash collateral posted in these accounts was immaterial for Alabama Power and Southern Power. Southern Company Gas maintains accounts with brokers or the clearing houses of certain exchanges to facilitate financial derivative transactions. Based on the value of the positions in these accounts and the associated margin requirements, Southern Company Gas may be required to deposit cash into these accounts, which are netted with energy-related derivatives recognized in the balance sheets.
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
15. ACQUISITIONS AND DISPOSITIONS
Alabama Power
On September 30, 2025, Alabama Power completed its acquisition of Tenaska Alabama Partners, L.P., which owned and operated the Lindsay Hill Generating Station, an approximately 879.7-MW combined cycle generation facility in Autauga County, Alabama. The transaction was accounted for as a business combination. The total purchase price was $635 million, of which $622 million was related to net assets recorded within property, plant, and equipment and the remainder was included in inventory, current receivables, and accounts payable on the balance sheet. The transaction was recorded as a business acquisition within the investing section of the statement of cash flows. Alabama Power assumed an existing power sales agreement under which the full output of the generating facility remains committed to a non-affiliated third party through April 2027. See Note 2 under "Alabama Power – Rate CNP New Plant" for additional information.
Mississippi Power
On July 30, 2025, Mississippi Power completed the acquisition of FP&L's 50% ownership interest in Plant Daniel Units 1 and 2 and, as part of the acquisition, received approximately $36 million from FP&L. See Note 2 under "Mississippi Power – Plant Daniel" for additional information.
Southern Power
Southern Power's acquisition-related costs for the projects discussed under "Asset Acquisitions" and "Construction Projects" were not material for any of the years presented.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

Asset Acquisitions
During 2023, Southern Power acquired the Millers Branch and South Cheyenne projects, as discussed further under "Construction Projects" below, with an aggregate purchase price of $193 million. There were no asset acquisitions during 2024 and 2025.
Construction Projects
During 2024, Southern Power completed construction of and placed in service the 150-MW South Cheyenne solar facility. During 2025, Southern Power continued construction of the three phases of the 512-MW Millers Branch solar facility. At December 31, 2025, the total cost of construction incurred for the Millers Branch project was $694 million, which is primarily included in CWIP. The ultimate outcome of these matters cannot be determined at this time.

Project Facility	Resource	Approximate Nameplate Capacity (MW)	Location	Actual/Projected COD	PPA Contract Period
Projects Under Construction at December 31, 2025
Millers Branch
Phase I	Solar	200	Haskell County, TX	February 2026(*)	20 years
Phase II	Solar	180	Haskell County, TX	Second quarter 2026	15 years
Phase III	Solar	132	Haskell County, TX	Fourth quarter 2026	15 years
Projects Completed During 2024
South Cheyenne	Solar	150	Laramie County, WY	April 2024	20 years
(*)Subsequent to December 31, 2025, Southern Power completed construction of the 200-MW first phase of the Millers Branch solar facility.
Wind Repowering Projects
During 2025, Southern Power continued the development project to repower the Kay wind facility and began development projects to repower the Grant Plains, Grant, Wake, and Bethel wind facilities. At December 31, 2025, the total cost of construction incurred related to the projects was $358 million and is included in CWIP. The repowered output of the facilities is contracted under new and amended PPAs. The ultimate outcome of these matters cannot be determined at this time.

Project Facility	Resource	Approximate Nameplate Capacity (MW)	Location	Projected COD
Projects Under Construction at December 31, 2025
Kay(*)	Wind	200	Kay County, OK	Third quarter 2026
Grant Plains	Wind	147	Grant County, OK	Fourth quarter 2026
Grant	Wind	152	Grant County, OK	Fourth quarter 2026
Wake	Wind	257	Crosby & Floyd Counties, TX	Second quarter 2027
Bethel	Wind	276	Castro County, TX	Third quarter 2027
(*)The facility has a total capacity of 299 MWs, of which 200 MWs is projected to be repowered and is contracted under a PPA.
Purchase of Renewable Facility Interests
On December 31, 2025, Southern Power completed the purchase of 100% of the noncontrolling Class A membership interests in SP Wind from the three financial investors for approximately $282 million. Since Southern Power retains control of SP Wind, the purchase was accounted for as an equity transaction, and Southern Power will continue to consolidate SP Wind in its financial statements. On the date of the transaction, noncontrolling interest was reduced by $242 million. The difference in the purchase price and the carrying value of the noncontrolling interest resulted in a $36 million non-cash decrease to Southern Power's common stockholders' equity, net of deferred tax remeasurement. See Note 7 under "Southern Power – Variable Interest Entities – SP Wind" for additional information.
16. SEGMENT AND RELATED INFORMATION
The Registrants adopted ASU 2023-07 and applied the guidance retrospectively effective for the fiscal year beginning January 1, 2024. See Note 1 under "Recently Adopted Accounting Standards" for additional information.
The CODM at Southern Company, the traditional electric operating companies, and Southern Company Gas is the chairman, president, and chief executive officer of such Registrant. Southern Power's CODM consists of the chairman and chief executive officer and the president. The CODMs assess segment performance using net income that is reflected on the Registrants'

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

respective statements of income as net income attributable to the registrant or net income, as applicable. The CODMs use net income in the annual budget and forecasting process and consider budget versus actual results on a monthly basis when making decisions about the allocation of resources. Asset information by segment is not utilized by the CODMs for purposes of assessing performance or allocating resources.
Southern Company
Southern Company's reportable business segments are the sale of electricity by the traditional electric operating companies, the sale of electricity in the competitive wholesale market by Southern Power, and the distribution of natural gas and other complementary products and services by Southern Company Gas. While the traditional electric operating companies represent three separate operating segments, they are vertically integrated utilities providing electric service to retail customers, as well as wholesale customers, in the Southeast and have been aggregated into one reportable segment. The "All Other" presentation includes the Southern Company parent entity, which does not allocate operating expenses to business segments, and operating segments below the quantitative threshold for separate disclosure. These operating segments include providing distributed energy and resilience solutions and deploying microgrids for commercial, industrial, governmental, and utility customers, as well as investments in telecommunications. Revenues from sales by Southern Power to the traditional electric operating companies were $437 million, $371 million, and $537 million in 2025, 2024, and 2023, respectively. All other inter-segment revenues were immaterial for all periods presented.
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
Financial data for business segments and products and services for the years ended December 31, 2025, 2024, and 2023 was as follows:

	Electric Utilities
	Traditional Electric Operating Companies	Southern Power	Eliminations	Total	Southern Company Gas	Total Reportable Segments	All Other	Eliminations	Consolidated
	(in millions)
2025
Operating revenues	$22,056	$2,198	$(477)	$23,777	$5,044	$28,821	$893	$(161)	$29,553
Other segment items(a)(b)(c)	11,157	1,187	(477)	11,867	3,172	15,039	872	(154)	15,757
Depreciation and amortization(d)	3,882	843	—	4,725	708	5,433	68	—	5,501
Earnings from equity method investments	6	—	—	6	127	133	(21)	—	112
Interest expense(e)	1,341	104	—	1,445	377	1,822	1,416	—	3,238
Income taxes (benefit)	1,100	(61)	—	1,039	182	1,221	(393)	—	828
Segment net income (loss)(b)(c)(d)(e)(f)	$4,582	$125	$—	$4,707	$732	$5,439	$(1,091)	$(7)	$4,341

At December 31, 2025
Goodwill	$—	$2	$—	$2	$5,015	$5,017	$144	$—	$5,161
Total assets	114,287	12,657	(915)	126,029	27,387	153,416	2,829	(525)	155,720

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

	Electric Utilities
	Traditional Electric Operating Companies	Southern Power	Eliminations	Total	Southern Company Gas	Total Reportable Segments	All Other	Eliminations	Consolidated
	(in millions)
2024
Operating revenues	$19,977	$2,014	$(388)	$21,603	$4,456	$26,059	$843	$(178)	$26,724
Other segment items(a)(b)(g)(h)	10,057	1,060	(388)	10,729	2,613	13,342	802	(149)	13,995
Depreciation and amortization(d)	3,512	522	—	4,034	650	4,684	71	—	4,755
Earnings from equity method investments	8	—	—	8	146	154	(17)	2	139
Interest expense	1,255	117	—	1,372	341	1,713	1,030	—	2,743
Income taxes (benefit)	1,016	(13)	—	1,003	258	1,261	(292)	—	969
Segment net income (loss)(b)(d)(f)(g)(h)	$4,145	$328	$—	$4,473	$740	$5,213	$(785)	$(27)	$4,401

At December 31, 2024
Goodwill	$—	$2	$—	$2	$5,015	$5,017	$144	$—	$5,161
Total assets	105,577	12,653	(1,025)	117,205	26,177	143,382	2,371	(573)	145,180

2023
Operating revenues	$18,358	$2,189	$(549)	$19,998	$4,702	$24,700	$718	$(165)	$25,253
Other segment items(a)(b)(c)(i)	9,643	1,187	(549)	10,281	3,124	13,405	699	(150)	13,954
Depreciation and amortization	3,361	504	—	3,865	582	4,447	78	—	4,525
Earnings from equity method investments	(1)	—	—	(1)	140	139	5	—	144
Interest expense	1,145	129	—	1,274	310	1,584	879	(17)	2,446
Income taxes (benefit)	571	12	—	583	211	794	(298)	—	496
Segment net income (loss)(b)(c)(f)(i)	$3,637	$357	$—	$3,994	$615	$4,609	$(635)	$2	$3,976

At December 31, 2023
Goodwill	$—	$2	$—	$2	$5,015	$5,017	$144	$—	$5,161
Total assets	100,429	12,761	(545)	112,645	25,083	137,728	2,446	(843)	139,331
(a)Primarily consists of fuel, purchased power, cost of natural gas, cost of other sales, other operations and maintenance (including credits to income for estimated probable losses, regulatory disallowances, losses (gains) on asset dispositions, and impairment charges), taxes other than income taxes, AFUDC equity, non-service cost-related retirement benefits income, and net income (loss) attributable to noncontrolling interests.
(b)For the traditional electric operating companies, includes pre-tax credits to income at Georgia Power for the estimated probable loss associated with the construction and completion of Plant Vogtle Units 3 and 4 of $60 million ($45 million after tax) in 2025, $21 million ($16 million after tax) in 2024, and $68 million ($50 million after tax) in 2023. See Note 2 under "Georgia Power – Nuclear Construction" for additional information.
(c)For Southern Company Gas, includes pre-tax charges associated with the disallowance of certain capital investments at Nicor Gas totaling approximately $63 million ($47 million after tax) in 2025 and $96 million ($72 million after tax) in 2023. See Note 2 under "Southern Company Gas" for additional information.
(d)For Southern Power, includes accelerated depreciation related to the repowering of multiple wind facilities of $307 million ($221 million after tax, net of noncontrolling interest impacts) in 2025 and $9 million ($7 million after tax, net of noncontrolling interest impacts) in 2024. See Note 15 under "Southern Power –Wind Repowering Projects" for additional information.
(e)For All Other, includes a pre-tax loss of $252 million ($189 million after tax) associated with the extinguishment of debt at the parent company. See Note 8 under "Convertible Senior Notes" for additional information.
(f)Attributable to Southern Company.
(g)For the traditional electric operating companies, includes a pre-tax impairment loss at Alabama Power of $36 million ($27 million after tax) related to Alabama Power discontinuing the development of a multi-use commercial facility. See Note 1 under "Impairment of Long-Lived Assets" for additional information.
(h)For the traditional electric operating companies, includes a pre-tax gain at Georgia power of approximately $114 million ($84 million after tax) related to the sale of transmission line assets under the integrated transmission system agreement. See Note 2 under "Georgia Power – Transmission Asset Sales" for additional information.
(i)For Southern Power, includes an $18 million pre-tax loss recovery ($9 million after tax and partnership allocations) related to an arbitration award and a $16 million pre-tax gain ($12 million after tax) on the sale of spare parts.

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

Products and Services

Electric Utilities' Revenues
Year	Retail	Wholesale	Other	Total
	(in millions)
2025	$19,331	$2,940	$1,506	$23,777
2024	17,790	2,431	1,382	21,603
2023	16,343	2,467	1,188	19,998

Southern Company Gas' Revenues
Year	Gas Distribution Operations	Gas Marketing Services	Other	Total
	(in millions)
2025	$4,428	$582	$34	$5,044
2024	3,899	516	41	4,456
2023	4,090	548	64	4,702
Traditional Electric Operating Companies
Each of the traditional electric operating companies' single reportable business segment is the sale of electricity. Revenues from products and services of the traditional electric operating companies are segregated into retail, wholesale, and other as reflected on their statements of income.
Alabama Power and Georgia Power have identified utility operations and maintenance expenses as significant segment expenses provided to their CODMs. Utility operations and maintenance expenses is calculated as other operations and maintenance, as reflected on the statements of income, less expenses from unregulated products and services, losses (gains) on asset dispositions, impairment charges, amortization of cloud software, and, for Georgia Power, charges (credits) for estimated loss on Plant Vogtle Units 3 and 4. Alabama Power's utility operations and maintenance expenses are disaggregated into expenses related to Rate RSE and Rate CNP Compliance. See Note 2 under "Alabama Power" for additional information.
During the third and fourth quarters of 2025, Mississippi Power updated the information provided to its CODM. As a result, Mississippi Power has identified certain operational and environmental compliance expenses as significant segment expenses and has recast prior period information to conform to the current period presentation.
Financial data for significant segment expenses and other segment information for the years ended December 31, 2025, 2024, and 2023 was as follows:

	2025	2024	2023
	(in millions)
Alabama Power
Operating revenues	$8,235	$7,554	$7,050
Utility operations and maintenance
Rate RSE expenses	1,636	1,480	1,421
Rate CNP Compliance expenses	292	279	254
Total utility operations and maintenance	1,928	1,759	1,675
Other segment items(a)(b)	2,391	2,125	2,098
Depreciation and amortization	1,510	1,459	1,401
Interest expense	465	448	425
Income taxes	425	360	81
Segment net income(b)	$1,516	$1,403	$1,370

Capital expenditures	$2,508	$2,114	$2,159

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

	2025	2024	2023
	(in millions)
Georgia Power
Operating revenues	$12,631	$11,331	$10,118
Utility operations and maintenance	2,339	2,210	1,901
Other segment items(a)(c)(d)	3,972	3,476	3,382
Depreciation and amortization	2,074	1,774	1,681
Interest expense	793	725	626
Income taxes	602	603	448
Segment net income(c)(d)	$2,851	$2,543	$2,080

Capital expenditures	$8,140	$5,355	$5,394

Mississippi Power
Operating revenues	$1,695	$1,463	$1,474
Operational expenses(e)	264	254	265
Environmental compliance expenses(f)	16	12	10
Other segment items(a)	845	681	714
Depreciation and amortization	211	193	190
Interest expense	79	77	71
Income taxes	65	47	36
Segment net income	$215	$199	$188

Capital expenditures	$320	$357	$342
(a)Primarily consists of fuel, purchased power, expenses from unregulated products and services, losses (gains) on asset dispositions, amortization of cloud software, taxes other than income taxes, AFUDC equity, and non-service cost-related retirement benefits income. For Alabama Power, includes impairment charges. For Georgia Power, includes credits for estimated loss on Plant Vogtle Units 3 and 4. For Mississippi Power, includes employee benefit expenses. Also includes earnings from equity method investments, which were immaterial for all periods presented.
(b)For 2024, includes a pre-tax impairment loss of $36 million ($27 million after tax) related to Alabama Power discontinuing the development of a multi-use commercial facility. See Note 1 under "Impairment of Long-Lived Assets" for additional information.
(c)Includes pre-tax credits to income for the estimated probable loss associated with the construction and completion of Plant Vogtle Units 3 and 4 of $60 million ($45 million after tax) in 2025, $21 million ($16 million after tax) in 2024, and $68 million ($50 million after tax) in 2023. See Note 2 under "Georgia Power – Nuclear Construction" for additional information.
(d)For 2024, includes a pre-tax gain of approximately $114 million ($84 million after tax) related to the sale of transmission line assets under the integrated transmission system agreement. See Note 2 under "Georgia Power – Transmission Asset Sales" for additional information.
(e)Consists of certain operations and maintenance expenses related to PEP and the MRA tariff, including labor costs, materials, contract services, and other normal operational costs. See Note 2 under "Mississippi Power" for additional information regarding PEP and the MRA tariff.
(f)Consists of environmental compliance expenses related to ECO Plan and the MRA tariff. See Note 2 under "Mississippi Power" for additional information regarding ECO Plan and the MRA tariff.
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

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

Financial data for segment information for the years ended December 31, 2025, 2024, and 2023 was as follows:

	2025	2024	2023
	(in millions)
Operating revenues	$2,198	$2,014	$2,189
Other segment items(a)(b)	1,187	1,060	1,187
Depreciation and amortization(c)	843	522	504
Interest expense	104	117	129
Income taxes (benefit)	(61)	(13)	12
Segment net income(b)(c)(d)	$125	$328	$357
(a)Primarily consists of fuel, purchased power, other operations and maintenance, taxes other than income taxes, losses (gains) on asset dispositions, and net income (loss) attributable to noncontrolling interests.
(b)For 2023, includes an $18 million pre-tax loss recovery ($9 million after tax and partnership allocations) related to an arbitration award and a $16 million pre-tax gain ($12 million after tax) on the sale of spare parts.
(c)Includes accelerated depreciation of $307 million ($221 million after tax, net of noncontrolling interest impacts) in 2025 and $9 million ($7 million after tax, net of noncontrolling interest impacts) in 2024 related to the repowering of multiple wind facilities. See Note 15 under "Southern Power –Wind Repowering Projects" for additional information.
(d)Southern Power had no earnings from equity method investments for any period presented.
Southern Company Gas
Southern Company Gas manages its business through three reportable segments – gas distribution operations, gas pipeline investments, and gas marketing services. The non-reportable segments are combined and presented as "All Other."
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
The "All Other" presentation includes operating segments and subsidiaries that fall below the quantitative threshold for separate disclosure.
Southern Company Gas' CODM utilizes segment expense information in the form of variances to budget to assess performance; therefore, Southern Company Gas has no reportable significant segment expenses.
Financial data for business segments for the years ended December 31, 2025, 2024, and 2023 was as follows:

	Gas Distribution Operations	Gas Pipeline Investments	Gas Marketing Services	Total Reportable Segments	All Other	Eliminations	Consolidated
	(in millions)
2025
Operating revenues	$4,428	$32	$582	$5,042	$12	$(10)	$5,044
Other segment items(a)(b)	2,721	5	444	3,170	12	(10)	3,172
Depreciation and amortization	687	5	14	706	2	—	708
Earnings from equity method investments	—	127	—	127	—	—	127
Interest expense	342	36	3	381	(4)	—	377
Income taxes	109	28	34	171	11	—	182
Segment net income (loss)(b)	$569	$85	$87	$741	$(9)	$—	$732

Total assets at December 31, 2025	$25,391	$1,475	$1,749	$28,615	$10,643	$(11,871)	$27,387

    Table of Contents                                Index to Financial Statements

COMBINED NOTES TO FINANCIAL STATEMENTS

	Gas Distribution Operations	Gas Pipeline Investments	Gas Marketing Services	Total Reportable Segments	All Other	Eliminations	Consolidated
	(in millions)
2024
Operating revenues	$3,899	$32	$516	$4,447	$23	$(14)	$4,456
Other segment items(a)	2,236	6	356	2,598	29	(14)	2,613
Depreciation and amortization	630	5	14	649	1	—	650
Earnings from equity method investments	—	146	—	146	—	—	146
Interest expense	311	35	3	349	(8)	—	341
Income taxes	172	31	41	244	14	—	258
Segment net income (loss)	$550	$101	$102	$753	$(13)	$—	$740

Total assets at December 31, 2024	$24,067	$1,573	$1,696	$27,336	$10,047	$(11,206)	$26,177

2023
Operating revenues	$4,105	$32	$548	$4,685	$36	$(19)	$4,702
Other segment items(a)(b)	2,702	5	402	3,109	34	(19)	3,124
Depreciation and amortization	561	5	15	581	1	—	582
Earnings from equity method investments	—	140	—	140	—	—	140
Interest expense	275	32	3	310	—	—	310
Income taxes	126	32	37	195	16	—	211
Segment net income (loss)(b)	$441	$98	$91	$630	$(15)	$—	$615

Total assets at December 31, 2023	$22,906	$1,534	$1,615	$26,055	$9,675	$(10,647)	$25,083
(a)Primarily consists of cost of natural gas, other operations and maintenance, taxes other than income taxes, estimated loss on regulatory disallowance, AFUDC equity, and non-service cost-related retirement benefits income.
(b)For gas distribution operations, includes pre-tax charges associated with the disallowance of certain capital investments at Nicor Gas totaling approximately $63 million ($47 million after tax) in 2025 and $96 million ($72 million after tax) in 2023. See Note 2 under "Southern Company Gas" for additional information.

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
There have been no changes in Southern Company's, Alabama Power's, Georgia Power's, Mississippi Power's, Southern Power's, or Southern Company Gas' internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fourth quarter 2025 that have materially affected or are reasonably likely to materially affect Southern Company's, Alabama Power's, Georgia Power's, Mississippi Power's, Southern Power's, or Southern Company Gas' internal control over financial reporting.
Item 9B.OTHER INFORMATION
The following table reports information regarding the adoption of "Rule 10b5-1 trading arrangements" or "non-Rule 10b5-1 trading arrangements," as defined in Item 408(a) of Regulation S-K, during the three months ended December 31, 2025 for Southern Company's directors and "officers," as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended. There were no modifications or terminations of such trading arrangements during the three months ended December 31, 2025. Unless otherwise indicated, each trading arrangement listed below is a "Rule 10b5-1 trading arrangement," provides for the sale of shares of Southern Company's common stock, commences no earlier than the expiration of the cooling-off period required by Rule 10b5-1(c)(1)(ii)(B)(1) under the Securities Exchange Act of 1934, as amended, and terminates upon the earlier of the

    Table of Contents                                Index to Financial Statements
"Expiration Date" listed below or the completion of all sales. The Subsidiary Registrants had no reportable trading arrangements for the three months ended December 31, 2025.

Name	Title	Date of Adoption	Expiration Date	Aggregate Number of Shares Covered
Stanley W. Connally, Jr.	Executive Vice President and Chief Operating Officer	November 17, 2025	March 16, 2027	12,500
Christopher Cummiskey	Executive Vice President	November 18, 2025	March 9, 2027	8,954(1)
Matthew M. Kim	Comptroller	November 25, 2025	February 24, 2027	6,353(1)
Sterling A. Spainhour	Executive Vice President and Chief Legal Officer	November 25, 2025	September 1, 2027	9,443
Kimberly S. Greene	Chairman, President, and Chief Executive Officer of Georgia Power	November 26, 2025	March 30, 2027	65,000
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
Under management's supervision, an evaluation of the design and effectiveness of Southern Company's internal control over financial reporting was conducted based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Southern Company's internal control over financial reporting was effective as of December 31, 2025.
Deloitte & Touche LLP, as auditors of Southern Company's financial statements, has issued an attestation report on the effectiveness of Southern Company's internal control over financial reporting as of December 31, 2025, which is included herein.

/s/ Christopher C. Womack
Christopher C. Womack
Chairman, President, and Chief Executive Officer

/s/ David P. Poroch
David P. Poroch
Executive Vice President, Chief Financial Officer, and Treasurer
February 18, 2026

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
Under management's supervision, an evaluation of the design and effectiveness of Alabama Power's internal control over financial reporting was conducted based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Alabama Power's internal control over financial reporting was effective as of December 31, 2025.

/s/ J. Jeffrey Peoples
J. Jeffrey Peoples
Chairman, President, and Chief Executive Officer

/s/ Moses H. Feagin
Moses H. Feagin
Executive Vice President, Chief Financial Officer, and Treasurer
February 18, 2026

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
Under management's supervision, an evaluation of the design and effectiveness of Georgia Power's internal control over financial reporting was conducted based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Georgia Power's internal control over financial reporting was effective as of December 31, 2025.

/s/ Kimberly S. Greene
Kimberly S. Greene
Chairman, President, and Chief Executive Officer

/s/ Tyler M. Cook
Tyler M. Cook
Senior Vice President, Chief Financial Officer, and Treasurer
February 18, 2026

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
Under management's supervision, an evaluation of the design and effectiveness of Mississippi Power's internal control over financial reporting was conducted based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Mississippi Power's internal control over financial reporting was effective as of December 31, 2025.

/s/ Pedro P. Cherry
Pedro P. Cherry
Chairman, President, and Chief Executive Officer

/s/ Matthew P. Grice
Matthew P. Grice
Vice President, Chief Financial Officer, and Treasurer
February 18, 2026

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
Under management's supervision, an evaluation of the design and effectiveness of Southern Power's internal control over financial reporting was conducted based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Southern Power's internal control over financial reporting was effective as of December 31, 2025.

/s/ Christopher Cummiskey
Christopher Cummiskey
Chairman and Chief Executive Officer

/s/ Gary Kerr
Gary Kerr
Senior Vice President, Chief Financial Officer, and Treasurer
February 18, 2026

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
Under management's supervision, an evaluation of the design and effectiveness of Southern Company Gas' internal control over financial reporting was conducted based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Southern Company Gas' internal control over financial reporting was effective as of December 31, 2025.

/s/ James Y. Kerr II
James Y. Kerr II
Chairman, President, and Chief Executive Officer

/s/ Grace A. Kolvereid
Grace A. Kolvereid
Executive Vice President, Chief Financial Officer, and Treasurer
February 18, 2026

    Table of Contents                                Index to Financial Statements
PART III
Items 10 (other than the information under "Code of Ethics" below), 11, 12, 13, and 14 for Southern Company are incorporated by reference to Southern Company's Definitive Proxy Statement relating to the 2026 Annual Meeting of Stockholders. Specifically, reference is made to "Corporate Governance at Southern Company" and "Biographical Information about our Nominees for Director," as well as "Delinquent Section 16(a) Reports," if required, for Item 10, "Compensation Discussion and Analysis," "Executive Compensation Tables," and "Director Compensation" for Item 11, "Stock Ownership Information," "Executive Compensation Tables," and "Equity Compensation Plan Information" for Item 12, "Biographical Information about our Nominees for Director" and "Corporate Governance at Southern Company" for Item 13, and "Principal Independent Registered Public Accounting Firm Fees" for Item 14.
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
III-1

    Table of Contents                                Index to Financial Statements
Item 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES
The following represents fees billed to the Subsidiary Registrants in 2025 and 2024 by Deloitte & Touche LLP, each company's principal public accountant:

	2025	2024
	(in thousands)
Alabama Power
Audit Fees (a)	$4,098	$3,663
Audit-Related Fees (b)	92	128
Tax Fees	—	—
All Other Fees (c)	113	46
Total	$4,303	$3,837
Georgia Power
Audit Fees (a)	$6,668	$6,216
Audit-Related Fees (b)	154	196
Tax Fees	—	—
All Other Fees (c)	155	29
Total	$6,977	$6,441
Mississippi Power
Audit Fees (a)	$681	$697
Audit-Related Fees (b)	17	25
Tax Fees	—	—
All Other Fees (c)	25	7
Total	$723	$729
Southern Power
Audit Fees (a)	$1,106	$1,028
Audit-Related Fees (d)	2,130	2,478
Tax Fees	—	—
All Other Fees (c)	4	33
Total	$3,240	$3,539
Southern Company Gas
Audit Fees (a)(e)	$2,626	$2,711
Audit-Related Fees (b)	1,239	297
Tax Fees	—	—
All Other Fees (c)	12	11
Total	$3,877	$3,019
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
The Southern Company Audit Committee (on behalf of Southern Company and its subsidiaries) has a Policy of Engagement of the Independent Auditor for Audit and Non-Audit Services that includes pre-approval requirements for the audit and non-audit services provided by Deloitte & Touche LLP. All of the services provided by Deloitte & Touche LLP in fiscal years 2025 and 2024 and related fees were approved in advance by the Southern Company Audit Committee.
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

Item 16.FORM 10-K SUMMARY

None.

    Table of Contents                                Index to Financial Statements
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024, AND 2023

		Additions
Description	Balance at Beginning of Period	Charged to Income	Charged to Other Accounts	Deductions(*)	Balance at End of Period
	(in millions)
Provision for uncollectible accounts:

Southern Company
2025	$74	$127	$7	$124	$84
2024	68	119	(1)	112	74
2023	71	87	3	93	68

Alabama Power
2025	$22	$22	$—	$21	$23
2024	16	26	—	20	22
2023	14	16	—	14	16

Georgia Power
2025	$15	$52	$—	$60	$7
2024	4	51	—	40	15
2023	3	26	—	25	4

Mississippi Power
2025	$1	$2	$—	$2	$1
2024	1	2	—	2	1
2023	1	2	—	2	1

Southern Power
2025	$—	$—	$—	$—	$—
2024	1	(1)	—	—	—
2023	1	—	—	—	1

Southern Company Gas
2025	$33	$50	$7	$40	$50
2024	44	39	(1)	49	33
2023	50	43	3	52	44
(*)Deductions represent write-offs of accounts considered to be uncollectible, less recoveries of amounts previously written off.

    Table of Contents                                Index to Financial Statements
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024, AND 2023

		Additions
Description	Balance at Beginning of Period	Charged to Income	Charged to Other Accounts	Deductions	Balance at End of Period
	(in millions)
Tax valuation allowance (net state):

Southern Company(a)(b)(c)
2025	$268	$128	$—	$39	$357
2024	168	97	3	—	268
2023	207	(14)	(25)	—	168

Georgia Power(b)
2025	$124	$126	$—	$39	$211
2024	60	97	(33)	—	124
2023	98	(15)	(23)	—	60

Mississippi Power(c)
2025	$32	$—	$—	$—	$32
2024	32	—	—	—	32
2023	32	—	—	—	32

Southern Power(c)
2025	$21	$2	$—	$—	$23
2024	21	—	—	—	21
2023	21	—	—	—	21

Southern Company Gas(c)
2025	$4	$—	$—	$—	$4
2024	5	—	(1)	—	4
2023	7	—	(2)	—	5
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
Restated Certificate of Incorporation of Southern Company and amendments thereto through May 27, 2025. (Designated in Form 10-K for the year ended December 31, 2018, File No. 1-3526, as Exhibit 3(a)1 and in Form 8-K dated May 21, 2025. File No. 1-3526, as Exhibit 3.1.)

	(a)	2	—	Amended and Restated By-laws of Southern Company effective December 12, 2022, and as presently in effect. (Designated in Form 8-K dated December 12, 2022, File No. 1-3526, as Exhibit 3.1.)
	Alabama Power
	(b)	1	—
Charter of Alabama Power and amendments thereto through September 7, 2017. (Designated in Registration Nos. 2-59634 as Exhibit 2(b), 2-60209 as Exhibit 2(c), 2-60484 as Exhibit 2(b), 2-70838 as Exhibit 4(a)-2, 2-85987 as Exhibit 4(a)-2, 33-25539 as Exhibit 4(a)-2, 33-43917 as Exhibit 4(a)-2, in Form 8-K dated February 5, 1992, File No. 1-3164, as Exhibit 4(b)-3, in Form 8-K dated July 8, 1992, File No. 1-3164, as Exhibit 4(b)-3, in Form 8-K dated October 27, 1993, File No. 1-3164, as Exhibits 4(a) and 4(b), in Form 8-K dated November 16, 1993, File No. 1-3164, as Exhibit 4(a), in Certificate of Notification, File No. 70-8191, as Exhibit A, in Form 10-K for the year ended December 31, 1997, File No. 1-3164, as Exhibit 3(b)2, in Form 8-K dated August 10, 1998, File No. 1-3164, as Exhibit 4.4, in Form 10-K for the year ended December 31, 2000, File No. 1-3164, as Exhibit 3(b)2, in Form 10-K for the year ended December 31, 2001, File No. 1-3164, as Exhibit 3(b)2, in Form 8-K dated February 5, 2003, File No. 1-3164, as Exhibit 4.4, in Form 10-Q for the quarter ended March 31, 2003, File No 1-3164, as Exhibit 3(b)1, in Form 8-K dated February 5, 2004, File No. 1-3164, as Exhibit 4.4, in Form 10-Q for the quarter ended March 31, 2006, File No. 1-3164, as Exhibit 3(b)(1), in Form 8-K dated December 5, 2006, File No. 1-3164, as Exhibit 4.5, in Form 8-K dated September 12, 2007, File No. 1-3164, as Exhibit 4.5, in Form 8-K dated October 17, 2007, File No. 1-3164, as Exhibit 4.5, in Form 10-Q for the quarter ended March 31, 2008, File No. 1-3164, as Exhibit 3(b)1, and in Form 8-K dated September 5, 2017, File No. 1-3164, as Exhibit 4.5.)

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
Senior Note Indenture dated as of January 1, 2007, between Southern Company and Computershare Trust Company, N.A., as successor Trustee, and certain indentures supplemental thereto through November 6, 2025. (Designated in Form 8-K dated January 11, 2007, File No. 1-3526, as Exhibit 4.1, in Form 8-K dated May 19, 2016, File No. 1-3526, as Exhibit 4.2(e), in Form 8-K dated May 19, 2016, File No. 1-3526, as Exhibit 4.2(f), in Form 8-K dated May 19, 2016, File No. 1-3526, as Exhibit 4.2(g), in Form 8-K dated April 1, 2020, File No. 1-3526, as Exhibit 4.2, in Form 8-K dated February 23, 2021, File No. 1-3526, as Exhibit 4.4(a), in Form 8-K dated February 23, 2021, File No. 1-3526, as Exhibit 4.4(b), in Form 8-K dated October 3, 2022, File No. 1-3526, as Exhibit 4.4(b), in Form 8-K dated May 15, 2023, File No. 1-3526, as Exhibit 4.4(a), in Form 8-K dated May 15, 2023, File No. 1-3526, as Exhibit 4.4(b), in Form 8-K dated September 5, 2023, File No. 1-3526, as Exhibit 4.4(a), in Form 8-K dated September 5, 2023, File No. 1-3526, as Exhibit 4.4(b), in Form 8-K dated May 9, 2024, File No. 1-3526, as Exhibit 4.2, in Form 8-K dated September 4, 2024, File No. 1-3526, as Exhibit 4.2, in Form 8-K dated May 20, 2025, File No. 1-3526, as Exhibit 4.2, in Form 8-K dated November 3, 2025, File No, 1-3526, as Exhibit 4.2(a), and in Form 8-K dated November 3, 2025, File No. 1-3526, as Exhibit 4.2(b).)

		(a)	2	—
Subordinated Note Indenture dated as of October 1, 2015, between Southern Company and Computershare Trust Company, N.A., as successor Trustee, and certain indentures supplemental thereto through February 28, 2025. (Designated in Form 8-K dated October 1, 2015, File No. 1-3526, as Exhibit 4.3, in Form 10-Q for the quarter ended June 30, 2017, File No. 1-3526 as Exhibit 4(a)1, in Form 8-K dated November 17, 2017, File No. 1-3526, as Exhibit 4.4, in Form 8-K dated August 13, 2019, File No. 1-3526, as Exhibit 4.4(b), in Form 8-K dated January 6, 2020, File No. 1-3526 as Exhibit 4.4, in Form 8-K dated September 15, 2020, File No. 1-3526, as Exhibit 4.4(b), in Form 8-K dated May 3, 2021, File No. 1-3526, as Exhibit 4.4, in Form 8-K dated September 13, 2021, File No. 1-3526, as Exhibit 4.4, in Form 8-K dated May 9, 2022, File No. 1-3526, as Exhibit 4.4(b), in Form 8-K dated January 8, 2025, File No. 1-3526, as Exhibit 4.4, and in Form 8-K dated February 25, 2025, File No. 1-3526, as Exhibit 4.4.)

		(a)	3	—
Purchase Contract and Pledge Agreement, dated as of November 6, 2025, between Southern Company and U.S. Bank Trust Company, National Association, as Purchase Contract Agent, Collateral Agent, Custodial Agent, and Securities Intermediary. (Designated in Form 8-K dated November 3, 2025, File No. 1-3526, as Exhibit 4.9.)

	*	(a)	4	—	Description of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.

    Table of Contents                                Index to Financial Statements

Alabama Power
(b)	1	—
Senior Note Indenture dated as of December 1, 1997, between Alabama Power and Regions Bank, as Successor Trustee, and certain indentures supplemental thereto through September 5, 2025. (Designated in Form 8-K dated December 4, 1997, File No. 1-3164, as Exhibit 4.1, in Form 8-K dated February 11, 2003, File No. 1-3164, as Exhibit 4.2(a), in Form 8-K dated March 12, 2003, File No. 1-3164, as Exhibit 4.2, in Form 8-K dated May 8, 2008, File No. 1-3164, as Exhibit 4.2, in Form 8-K dated February 26, 2009, File No. 1-3164, as Exhibit 4.2, in Form 8-K dated March 3, 2011, File No. 1-3164, as Exhibit 4.2, in Form 8-K dated May 18, 2011, File No. 1-3164, as Exhibit 4.2(b), in Form 8-K dated January 10, 2012, File No. 1-3164, as Exhibit 4.2, in Form 8-K dated November 27, 2012, File No. 1-3164, as Exhibit 4.2, in Form 8-K dated August 20, 2014, File No. 1-3164, as Exhibit 4.6, in Form 8-K dated March 5, 2015, File No. 1-3164, as Exhibit 4.6, in Form 8-K dated January 8, 2016, File No. 1-3164, as Exhibit 4.6, in Form 8-K dated November 2, 2017, File No. 1-3164, as Exhibit 4.6, in Form 8-K dated June 21, 2018, File No. 1-3164, as Exhibit 4.6, in Form 8-K dated September 12, 2019, File No. 1-3164, as Exhibit 4.6, in Form 8-K dated August 24, 2020, File No. 1-3164, as Exhibit 4.6, in Form 8-K dated June 7, 2021, File No. 1-3164, as Exhibit 4.6, in Form 8-K dated November 15, 2021, File No. 1-3164, as Exhibit 4.6, in Form 8-K dated March 2, 2022, File No. 1-3164, as Exhibit 4.6, in Form 8-K dated August 9, 2022, File No. 1-3164, as Exhibit 4.6(a), in Form 8-K dated August 9, 2022, File No. 1-3164, as Exhibit 4.6(b), in Form 8-K dated May 3, 2023, File No. 1-3164, as Exhibit 4.6, in Form 8-K dated November 6, 2023, File No. 1-3164, as Exhibit 4.6, in Form 8-K dated March 20, 2025, File No. 1-3164, as Exhibit 4.6, in Form 8-K dated June 11, 2025, File No. 1-3164, as Exhibit 4.6, and in Form 8-K dated September 2, 2025, File No. 1-3164, as Exhibit 4.6.)

Georgia Power
(c)	1	—
Senior Note Indenture dated as of January 1, 1998, between Georgia Power and Computershare Trust Company, N.A., as Successor Trustee, and certain indentures supplemental thereto through September 29, 2025. (Designated in Form 8-K dated January 21, 1998, File No. 1-6468, as Exhibits 4.1, in Form 8-K dated March 6, 2007, File No. 1-6468, as Exhibit 4.2, in Form 8-K dated February 4, 2009, File No. 1-6468, as Exhibit 4.2, in Form 8-K dated May 24, 2010, File No. 1-6468, as Exhibit 4.2, in Form 8-K dated August 26, 2010, File No. 1-6468, as Exhibit 4.2, in Form 8-K dated February 29, 2012, File No. 1-6468, as Exhibit 4.2, in Form 8-K dated March 12, 2013, File No. 1-6468, as Exhibit 4.2(a), in Form 8-K dated March 2, 2016, File No. 1-6468, as Exhibit 4.2(a), in Form 8-K dated February 28, 2017, File No. 1-6468, as Exhibit 4.2(b), in Form 8-K dated September 4, 2019, File No. 1-6468, as Exhibit 4.2(b), in Form 8-K dated January 8, 2020, File No. 1-6468, as Exhibit 4.2(c), in Form 8-K dated February 22, 2021, File No. 1-6468, as Exhibit 4.2 in Form 8-K dated May 2, 2022, File No. 1-6468, as Exhibit 4.2(a), in Form 8-K dated May 2, 2022, File No. 1-6468, as Exhibit 4.2(b), in Form 8-K dated May 1, 2023, File No. 1-6468, as Exhibit 4.2(a), in Form 8-K dated May 1, 2023, File No. 1-6468, as Exhibit 4.2(b), in Form 8-K dated February 20, 2024, File No. 1-6468, as Exhibit 4.2(a), in Form 8-K dated February 20, 2024, File No. 1-6468, as Exhibit 4.2(b), in Form 8-K dated November 8, 2024, File No. 1-6468, as Exhibit 4.2, in Form 8-K dated December 2, 2024, File No. 1-6468, as Exhibit 4.2, in Form 8-K dated February 24, 2025, File No. 1-6468, as Exhibit 4.3(a), in Form 8-K dated February 24, 2025, File No. 1-6468, as Exhibit 4.3(b), in Form 8-K dated February 24, 2025, File No. 1-6468, as Exhibit 4.3(c), in Form 8-K dated September 24, 2025, File No. 1-6468, as Exhibit 4.3(b), and in Form 8-K dated September 24, 2025, File No. 1-6468, as Exhibit 4.3(c).)

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
Senior Note Indenture dated as of June 1, 2023, between Mississippi Power and Regions Bank, as Trustee, and certain indentures supplemental thereto through March 28, 2025. (Designated in Form 10-Q for the quarter ended June 30, 2023, File No. 001-11229, as Exhibit 4(d)1, in Form 10-Q for the quarter ended June 30, 2023, File No. 001-11229, as Exhibit 4(d)2, in Form 10-Q for the quarter ended June 30, 2023, File No. 001-11229, as Exhibit 4(d)3, in Form 10-Q for the quarter ended March 31, 2024, File No. 001-11229, as Exhibit 4(d)1, in Form 10-Q for the quarter ended March 31, 2024, File No. 001-11229, as Exhibit 4(d)2, in Form 10-Q for the quarter ended June 30, 2024, File No. 001-11229, as Exhibit 4(d)1, in Form 10-Q for the quarter ended March 31, 2025, File No. 001-11229, as Exhibit 4(d)1, and in Form 10-Q for the quarter ended March 31, 2025, File No. 001-11229, as Exhibit 4(d)2.)

Southern Power
(e)	1	—
Senior Note Indenture dated as of June 1, 2002, between Southern Power Company and Computershare Trust Company, N.A., as Successor Trustee, and certain indentures supplemental thereto through January 8, 2021. (Designated in Registration No. 333-98553 as Exhibit 4.1, in Form 8-K dated September 14, 2011, File No. 333-98553, as Exhibit 4.4, in Form 8-K dated July 10, 2013, File No. 333-98553, as Exhibit 4.4, in Form 8-K dated June 13, 2016, File No. 001-37803, as Exhibit 4.4(b), in Form 10-Q for the quarter ended September 30, 2016, File No. 001-37803, as Exhibit 4(f)1, and in Form 8-K dated November 10, 2016, File No. 001-37803, as Exhibit 4.4(c).)

(e)	2	—
Senior Note Indenture dated as of August 1, 2025 between Southern Power Company and U.S. Bank Trust Company, National Association, as Trustee, and certain indentures supplemental thereto through September 19, 2025. (Designated in Registration No. 333-289172 as Exhibit 4.5, in Form 8-K dated September 16, 2025, File No.001-37803 as Exhibit 4.6(a), and in Form 8-K dated September 16, 2025, File No. 001-37803 as Exhibit 4.6(b).)

(e)	3	—
Description of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended. (Designated in Form 10-K for the year ended December 31, 2022, File No. 001-37803, as Exhibit 4(e)2.)

Southern Company Gas
(f)	1	—
Indenture dated February 20, 2001 among AGL Capital Corporation, AGL Resources Inc., and Computershare Trust Company, N.A., as Successor Trustee and First Supplemental Indenture thereto dated as of September 9, 2021. (Designated in Form S-3, File No. 333-69500, as Exhibit 4.2, and in Form 8-K dated September 7, 2021, File No. 1-14174, as Exhibit 4.2.)

    Table of Contents                                Index to Financial Statements

(f)	2	—
Southern Company Gas Capital Corporation's 6.00% Senior Notes due 2034, 5.875% Senior Notes due 2041, 4.40% Senior Notes due 2043, 3.250% Senior Notes due 2026, Form of 3.950% Senior Note due October 1, 2046, Form of Series 2017A 4.400% Senior Note due May 30, 2047, Form of 2020A 1.750% Senior Note due January 15, 2031, Form of Series 2021A 3.15% Senior Note due September 30, 2051, Form of Series 2022A 5.15% Senior Note due September 30, 2032, Form of Series 2023A 5.75% Senior Note due September 15, 2033, and Form of Series 2024A 4.95% Senior Note due September 15, 2034. (Designated in Form 8-K dated September 22, 2004, File No. 1-14174, as Exhibit 4.1, in Form 8-K dated March 16, 2011, File No. 1-14174, as Exhibit 4.1, in Form 8-K dated May 13, 2013, File No. 1-14174, as Exhibit 4.2, in Form 8-K dated May 13, 2016, File No. 1-14174, as Exhibit 4.2, in Form 8-K dated September 8, 2016, File No. 1-14174, as Exhibit 4.1(b), in Form 8-K dated May 5, 2017, File No. 1-14174, as Exhibit 4.1, in Form 8-K dated August 17, 2020, File No. 1-14174, as Exhibit 4.1, in Form 8-K dated September 9, 2021, File No. 1-14174, as Exhibit 4.1, in Form 8-K dated September 6, 2022, File No. 1-14174, as Exhibit 4.1, in Form 8-K dated September 11, 2023, File No. 1-14174, as Exhibit 4.1, and in Form 8-K dated September 3, 2024, File No. 1-14174, as Exhibit 4.1, respectively.)

(f)	3	—
Southern Company Gas' Guarantee related to the 6.00% Senior Notes due 2034, Guarantee related to the 5.875% Senior Notes due 2041, Guarantee related to the 4.40% Senior Notes due 2043, Guarantee related to the 3.250% Senior Notes due 2026, Form of Guarantee related to the 3.950% Senior Notes due October 1, 2046, Form of Guarantee related to the Series 2017A 4.400% Senior Notes due May 30, 2047, Form of Guarantee related to the Series 2020A 1.750% Senior Notes due January 15, 2031, Form of Guarantee related to the Series 2021A 3.15% Senior Note due September 30, 2051, Form of Guarantee related to the Series 2022A 5.15% Senior Notes due September 30, 2032, Form of Guarantee related to the Series 2023A 5.75% Senior Notes Due September 15, 2033, and Form of Guarantee related to the Series 2024A 4.95% Senior Notes due September 15, 2034. (Designated in Form 8-K dated September 22, 2004, File No. 1-14174, as Exhibit 4.3, in Form 8-K dated March 16, 2011, File No. 1-14174, as Exhibit 4.1, in Form 8-K dated May 13, 2013, File No. 1-14174, as Exhibit 4.3, in Form 8-K dated May 13, 2016, File No. 1-14174, as Exhibit 4.3, in Form 8-K dated September 8, 2016, File No. 1-14174, as Exhibit 4.3(b), in Form 8-K dated May 5, 2017, File No. 1-14174, as Exhibit 4.3, in Form 8-K dated August 17, 2020, File No. 1-14174, as Exhibit 4.3, in Form 8-K dated September 9, 2021, File No. 1-14174, as Exhibit 4.3, in Form 8-K dated September 6, 2022, File No. 1-14174, as Exhibit 4.3, and in Form 8-K dated September 11, 2023, File No. 1-14174, as Exhibit 4.3, and in Form 8-K dated September 3, 2024, File No. 1-14174, as Exhibit 4.3, respectively.)

(f)	4	—
Indenture dated as of February 1, 2025 among Southern Company Gas Capital Corporation, Southern Company Gas, and U.S. Bank Trust Company, National Association, as Trustee. (Designated in Registration No. 333-285115, as Exhibit 4.2.)

(f)	5	—
Southern Company Gas Capital Corporation's Form of Series 2025A 4.05% Senior Notes due September 15, 2028 and Form of Series 2025B 5.10% Senior Notes due September 15, 2035. (Designated in Form 8-K dated September 3, 2025, File No. 1-14174, as Exhibit 4.1(a) and in Form 8-K dated September 3, 2025, File No. 1-14174, as Exhibit 4.1(b), respectively.)

(f)	6	—
Southern Company Gas' Form of Guarantee related to the Series 2025A 4.05% Senior Notes due September 15, 2028 and Form of Guarantee related to the Series 2025B 5.10% Senior Notes due September 15, 2035. (Designated in Form 8-K dated September 3, 2025, File No. 1-14174, as Exhibit 4.3(a) and in Form 8-K dated September 3, 2025, File No. 1-14174, as Exhibit 4.3(b), respectively.)

(f)	7	—	Indenture dated December 1, 1989 of Atlanta Gas Light Company and First Supplemental Indenture thereto dated March 16, 1992. (Designated in Form S-3, File No. 33-32274, as Exhibit 4(a) and in Form S-3, File No. 33-46419, as Exhibit 4(a).)

    Table of Contents                                Index to Financial Statements

		(f)	8	—
Indenture of Commonwealth Edison Company to Continental Illinois National Bank and Trust Company of Chicago, Trustee, dated as of January 1, 1954, Indenture of Adoption of Northern Illinois Gas Company to Continental Illinois National Bank and Trust Company of Chicago, Trustee, dated February 9, 1954, and certain indentures supplemental thereto. (Designated in Form 10-K for the year ended December 31, 1995, File No. 1-7296, as Exhibit 4.01, in Form 10-K for the year ended December 31, 1995, File No. 1-7296, as Exhibit 4.02, in Registration No. 2-56578 as Exhibits 2.21 and 2.25, in Form 10-Q for the quarter ended June 30, 1996, File No. 1-7296, as Exhibit 4.01, in Form 10-K for the year ended December 31, 1997, File No. 1-7296, as Exhibit 4.19, in Form 10-K for the year ended December 31, 2003, File No. 1-7296, as Exhibit 4.10, in Form 10-K for the year ended December 31, 2006, File No. 1-7296, as Exhibit 4.11, in Form 10-Q for the quarter ended September 30, 2008, File No. 1-7296, as Exhibit 4.01, in Form 10-Q for the quarter ended September 30, 2012, File No. 1-7296, as Exhibit 4, in Form 10-K for the year ended December 31, 2016, File No. 1-14174, as Exhibit 4(g)6, in Form 10-K for the year ended December 31, 2017, File No. 1-14174, as Exhibit 4(g)6, in Form 10-Q for the quarter ended September 30, 2018, File No. 1-14174, as Exhibit 4(g)1, in Form 10-K for the year ended December 31, 2019, File No. 1-14174, as Exhibit 4(f)6, in Form 10-K for the year ended December 31, 2020, File No. 1-14174, as Exhibit 4(f)6, in Form 10-Q for the quarter ended September 30, 2021, File No. 1-4174, as Exhibit 4(f)4, in Form 10-Q for the quarter ended September 30, 2023, File No. 1-4174, as Exhibit 4(f)3, in Form 10-Q for the quarter ended September 30, 2024, File No. 1-4174, as Exhibit 4(f)3, and in Form 10-Q for the quarter ended September 30, 2025, File No. 1-4174, as Exhibit 4(f)6.)

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

	#	(a)	2	—	Southern Company Deferred Compensation Plan, Amended and Restated as of January 1, 2025. (Designated in Form 10-K for the year ended December 31, 2024, File No. 1-3526 as Exhibit 10(a)2.)
	#	(a)	3	—
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
The Southern Company Employee Savings Plan, Amended and Restated effective January 1, 2018, First Amendment thereto dated December 7, 2018, Second Amendment thereto dated January 29, 2019, Third Amendment thereto dated December 4, 2019, Fourth Amendment thereto dated November 27, 2020, Fifth Amendment thereto effective July 1, 2021, Sixth Amendment thereto effective July 1, 2021, Seventh Amendment thereto dated December 23, 2022, Eighth Amendment thereto dated December 13, 2023, and Ninth Amendment thereto dated December 16, 2024. (Designated in Post-Effective Amendment No. 1 to Form S-8, File No. 333-212783 as Exhibit 4.3, in Form 10-K for the year ended December 31, 2019, File No. 1-3526, as Exhibit 10(a)25, in Form 10-K for the year ended December 31, 2019, File No. 1-3526, as Exhibit 10(a)26, in Form 10-K for the year ended December 31, 2019, File No. 1-3526, as Exhibit 10(a)27, in Form 10-K for the year ended December 31, 2020, File No. 1-3526, as Exhibit 10(a)26, in Form 10-Q for the quarter ended March 31, 2022, File No. 1-3526, as Exhibit 10(a)2, in Form 10-Q for the quarter ended March 31, 2022, File No. 1-3526, as Exhibit 10(a)3, in Form 10-K for the year ended December 31, 2022, File No. 1-3526, as Exhibit 10(a)17, in Form 10-K for the year ended December 31, 2023, File No. 1-3526, as Exhibit 10(a)17, and in Form 10-K for the year ended December 31, 2024, File No. 1-3526, as Exhibit 10(a)13.)

*		(a)	13	—	Tenth amendment to the Southern Company Employee Savings Plan, dated December 12, 2025.
	#	(a)	14	—
Deferred Compensation Agreement between Southern Company, SCS, Georgia Power, and Christopher C. Womack, effective December 10, 2008. (Designated in Form 10-Q for the quarter ended September 30, 2022, File No. 1-3526, as Exhibit 10(a)4.)

	#	(a)	15	—	The Southern Company Equity and Incentive Compensation Plan, effective May 26, 2021. (Designated in Form 8-K dated May 26, 2021, File No. 1-3526, as Exhibit 10.1.)
*	#	(a)	16	—	Consulting Agreement between SCS and Daniel S. Tucker dated August 11, 2025.
*	#	(a)	17	—	Deferred Compensation Agreement among Southern Company, SCS, and David P. Poroch effective January 4, 2012.
	Alabama Power
		(b)	1	—
Intercompany Interchange Contract as revised effective May 1, 2007, among Alabama Power, Georgia Power, Gulf Power Company, Mississippi Power, Southern Power Company, and SCS and Appendix A thereto dated as of January 1, 2019. (Designated in Form 10-Q for the quarter ended March 31, 2007, File No. 1-3164, as Exhibit 10(b)5 and in Form 10-K for the year ended December 31, 2018, File No. 1-3164, as Exhibit 10(b)2.)

    Table of Contents                                Index to Financial Statements

	Georgia Power
		(c)	1	—
Intercompany Interchange Contract as revised effective May 1, 2007, among Alabama Power, Georgia Power, Gulf Power Company, Mississippi Power, Southern Power Company, and SCS and Appendix A thereto dated as of January 1, 2019. See Exhibit 10(b)1 herein.

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
Intercompany Interchange Contract as revised effective May 1, 2007, among Alabama Power, Georgia Power, Gulf Power Company, Mississippi Power, Southern Power Company, and SCS and Appendix A thereto dated as of January 1, 2019. See Exhibit 10(b)1 herein.

	Southern Power
		(e)	1	—
Intercompany Interchange Contract as revised effective May 1, 2007, among Alabama Power, Georgia Power, Gulf Power Company, Mississippi Power, Southern Power Company, and SCS and Appendix A thereto dated as of January 1, 2019. See Exhibit 10(b)1 herein.

	Southern Company Gas
		(f)	1	—	Final Allocation Agreement dated January 3, 2008. (Designated in Form 10-K for the year ended December 31, 2007, File No. 1-7296, as Exhibit 10.15.)

(19)	Insider Trading Policies and Procedures
	Southern Company
		(a)		—	Prohibition of Securities Trading Policy. (Designated in Form 10-K for the year ended December 31, 2024, File No. 1-3526, as Exhibit 19(a).)
	Alabama Power
		(b)		—	Prohibition of Securities Trading Policy. (Designated in Form 10-K for the year ended December 31, 2024, File No. 1-3526, as Exhibit 19(b).)
	Georgia Power
		(c)		—	Prohibition of Securities Trading Policy. (Designated in Form 10-K for the year ended December 31, 2024, File No. 1-3526, as Exhibit 19(c).)
	Mississippi Power
		(d)		—	Prohibition of Securities Trading Policy. (Designated in Form 10-K for the year ended December 31, 2024, File No. 1-3526, as Exhibit 19(d).)
	Southern Power
		(e)		—	Prohibition of Securities Trading Policy. (Designated in Form 10-K for the year ended December 31, 2024, File No. 1-3526, as Exhibit 19(e).)
	Southern Company Gas
		(f)		—	Prohibition of Securities Trading Policy. (Designated in Form 10-K for the year ended December 31, 2024, File No. 1-3526, as Exhibit 19(f).)

(21)	Subsidiaries of Registrants
	Southern Company
	*	(a)		—	Subsidiaries of Registrant.
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

THE SOUTHERN COMPANY

By:	Christopher C. Womack
Chairman, President, and Chief Executive Officer

By:	/s/ Melissa K. Caen
(Melissa K. Caen, Attorney-in-fact)

Date:	February 18, 2026
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

Christopher C. Womack
Chairman, President, and Chief Executive Officer (Principal Executive Officer)

David P. Poroch
Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)

Matthew M. Kim
Comptroller and Chief Accounting Officer (Principal Accounting Officer)
Directors:
Janaki Akella Shantella E. Cooper Anthony F. Earley, Jr. James O. Etheredge David J. Grain Donald M. James John D. Johns	Dale E. Klein David E. Meador William G. Smith, Jr. Kristine L. Svinicki Lizanne Thomas John M. Turner, Jr.

By:	/s/ Melissa K. Caen
(Melissa K. Caen, Attorney-in-fact)
Date: February 18, 2026

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

ALABAMA POWER COMPANY

By:	J. Jeffrey Peoples
Chairman, President, and Chief Executive Officer

By:	/s/ Melissa K. Caen
(Melissa K. Caen, Attorney-in-fact)

Date:	February 18, 2026
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
Date: February 18, 2026

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act:

Alabama Power is not required to send an annual report or proxy statement to its sole shareholder and parent company, The Southern Company, and will not prepare such a report after filing this Annual Report on Form 10-K for fiscal year 2025. Accordingly, Alabama Power will not file an annual report with the Securities and Exchange Commission.

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

GEORGIA POWER COMPANY

By:	Kimberly S. Greene
Chairman, President, and Chief Executive Officer

By:	/s/ Melissa K. Caen
(Melissa K. Caen, Attorney-in-fact)

Date:	February 18, 2026
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

Kimberly S. Greene
Chairman, President, and Chief Executive Officer (Principal Executive Officer)

Tyler M. Cook
Senior Vice President, Chief Financial Officer, and Treasurer (Principal Financial and Accounting Officer)

Adam D. Houston
Vice President and Comptroller (Principal Accounting Officer)
Directors:
Jill Bullock Mark L. Burns Andrew W. Evans Steven R. Ewing Thomas M. Holder	Virgil R. Miller Valerie Montgomery Rice Tonialo Smith Kessel D. Stelling, Jr.

By:	/s/ Melissa K. Caen
(Melissa K. Caen, Attorney-in-fact)
Date: February 18, 2026

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

MISSISSIPPI POWER COMPANY

By:	Pedro P. Cherry
Chairman, President, and Chief Executive Officer

By:	/s/ Melissa K. Caen
(Melissa K. Caen, Attorney-in-fact)

Date:	February 18, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Pedro P. Cherry
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
Date: February 18, 2026

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act:

Mississippi Power is not required to send an annual report or proxy statement to its sole shareholder and parent company, The Southern Company, and will not prepare such a report after filing this Annual Report on Form 10-K for fiscal year 2025. Accordingly, Mississippi Power will not file an annual report with the Securities and Exchange Commission.

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

SOUTHERN POWER COMPANY

By:	Christopher Cummiskey
Chairman and Chief Executive Officer

By:	/s/ Melissa K. Caen
(Melissa K. Caen, Attorney-in-fact)

Date:	February 18, 2026
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

Christopher Cummiskey
Chairman and Chief Executive Officer (Principal Executive Officer)

Gary Kerr
Senior Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)

Jelena Andrin
Vice President and Comptroller (Principal Accounting Officer)
Directors:
Bryan D. Anderson Stanley W. Connally, Jr. Sloane N. Drake James Y. Kerr, II	David P. Poroch Sterling A. Spainhour Christopher C. Womack

By:	/s/ Melissa K. Caen
(Melissa K. Caen, Attorney-in-fact)
Date: February 18, 2026

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

SOUTHERN COMPANY GAS

By:	James Y. Kerr II
Chairman, President, and Chief Executive Officer

By:	/s/ Melissa K. Caen
(Melissa K. Caen, Attorney-in-fact)

Date:	February 18, 2026
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

James Y. Kerr II
Chairman, President, and Chief Executive Officer (Principal Executive Officer)

Grace A. Kolvereid
Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)

Sarah P. Adams
Senior Vice President and Comptroller (Principal Accounting Officer)
Directors:
Sandra N. Bane Stephen A. Edwards Vanessa C. Harrison Bradley J. Henderson	Norman G. Holmes J. Bret Lane Eric S. Smith A. Benjamin Spencer

By:	/s/ Melissa K. Caen
(Melissa K. Caen, Attorney-in-fact)
Date: February 18, 2026

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act:

Southern Company Gas is not required to send an annual report or proxy statement to its sole shareholder and parent company, The Southern Company, and will not prepare such a report after filing this Annual Report on Form 10-K for fiscal year 2025. Accordingly, Southern Company Gas will not file an annual report with the Securities and Exchange Commission.